Form 10-Q
period 1993-11-27
UNIFIRST CORP
filed 1994-01-10
CIK 717954

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.
                                     20549



                                   FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF_
                      THE SECURITIES EXCHANGE ACT OF 1934





For the quarter ended                                      Commission File
 November 27, 1993                                         Number 1-8504




                              UNIFIRST CORPORATION
             (Exact name of registrant as specified in its charter)



   Massachusetts                                      04-2103460
(State of Incorporation)                   (IRS Employer Identification Number)



                                68 Jonspin Road
                        Wilmington, Massachusetts  01887
                    (Address of principal executive offices)


       Registrant's telephone number, including area code: (508) 658-8888


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                                   Yes  [X]             No  [  ]

The number of outstanding shares of the registrant's Common Stock and Class B Common Stock as of January 5, 1994 were 7,873,854 and 12,627,954 respectively.

PART 1 - FINANCIAL INFORMATION
FORM 10-Q

UNIFIRST CORPORATION AND SUBSIDIARIES
CONDENSED BALANCE SHEETS
(unaudited)

                                                  November 27,    August 28,   November 28,
                                                          1993         1993*           1992
___________________________________________________________________________________________
Assets
Current assets:
   Cash                                           $  1,780,000  $  3,656,000   $  1,854,000
   Receivables                                      28,674,000    24,849,000     25,501,000
   Inventories                                      11,277,000    11,536,000     11,314,000
   Rental merchandise in service                    28,773,000    26,565,000     24,528,000
   Prepaid expenses                                    109,000       115,000        153,000
___________________________________________________________________________________________
      Total current assets                          70,613,000    66,721,000     63,350,000
___________________________________________________________________________________________
Property and equipment:
   Land, buildings and leasehold improvements       96,659,000    93,347,000     88,976,000
   Machinery and equipment                          89,262,000    86,165,000     83,257,000
   Motor vehicles                                   22,332,000    21,899,000     20,308,000
___________________________________________________________________________________________
                                                   208,253,000   201,411,000    192,541,000
   Less - accumulated depreciation                  78,289,000    75,617,000     73,254,000
___________________________________________________________________________________________
                                                   129,964,000   125,794,000    119,287,000
___________________________________________________________________________________________
Other assets                                        29,175,000    26,549,000     28,545,000
___________________________________________________________________________________________
                                                  $229,752,000  $219,064,000   $211,182,000
===========================================================================================
Liabilities and Shareholders' Equity
Current liabilities:
   Current maturities of long-term
     obligations                                  $  6,570,000  $  6,055,000   $  6,037,000
   Notes payable                                       138,000       177,000        198,000
   Accounts payable                                 12,270,000    10,624,000      8,367,000
   Accrued liabilities                              26,646,000    25,225,000     19,477,000
   Accrued and deferred income taxes                 6,120,000     5,399,000      9,123,000
___________________________________________________________________________________________
      Total current liabilities                     51,744,000    47,480,000     43,202,000
___________________________________________________________________________________________
Long-term obligations, net of current maturities    26,814,000    26,176,000     33,447,000
Deferred income taxes                               13,256,000    12,685,000     13,189,000
___________________________________________________________________________________________
Shareholders' equity:
   Preferred stock, $1.00 par value; 2,000,000
     shares authorized, none issued                         --            --             --
   Common stock, $.10 par value; 30,000,000
     shares authorized, issued and outstanding
     7,873,854 shares                                  787,000       787,000      2,040,000
   Class B Common stock, $.10 par value; 20,000,000
     shares authorized, issued and outstanding
    12,627,954 shares                                1,263,000     1,263,000             --
   Capital surplus                                   7,008,000     7,008,000      6,516,000
   Retained earnings                               129,086,000   123,793,000    112,669,000
   Cumulative translation adjustment                  (206,000)     (128,000)       119,000
___________________________________________________________________________________________
      Total shareholders' equity                   137,938,000   132,723,000    121,344,000
___________________________________________________________________________________________
                                                  $229,752,000  $219,064,000   $211,182,000
===========================================================================================

* Condensed from audited financial statements

The accompanying notes are an integral part of these condensed financial statements.

FORM 10-Q

UNIFIRST CORPORATION AND SUBSIDIARIES
CONDENSED STATEMENTS OF INCOME
(unaudited)


                                                 Thirteen             Thirteen
                                              weeks ended          weeks ended
                                             November 27,         November 28,
                                                     1993                 1992
______________________________________________________________________________
Revenues                                      $78,107,000          $71,708,000
______________________________________________________________________________
Costs and expenses:
   Operating costs                             46,072,000           42,694,000
   Selling and administrative expenses         18,096,000           16,555,000
   Depreciation and amortization                4,259,000            4,086,000
______________________________________________________________________________
                                               68,427,000           63,335,000
______________________________________________________________________________
Income from operations                          9,680,000            8,373,000
______________________________________________________________________________
Interest expense (income):
   Interest expense                               634,000              821,000
   Interest income                                (68,000)             (65,000)
______________________________________________________________________________
                                                  566,000              756,000
______________________________________________________________________________
Income before income taxes                      9,114,000            7,617,000
Provision for income taxes                      3,372,000            2,666,000
______________________________________________________________________________
Net income                                    $ 5,742,000          $ 4,951,000
==============================================================================
Weighted average number of shares outstanding  20,508,642           20,457,744
==============================================================================
Net income per share                          $      0.28          $      0.24
==============================================================================

The accompanying notes are an integral part of these condensed financial statements.

FORM 10-Q

UNIFIRST CORPORATION AND SUBSIDIARIES
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

                                                                Thirteen       Thirteen
                                                             weeks ended    weeks ended
                                                            November 27,   November 28,
                                                                    1993           1992
_______________________________________________________________________________________
Cash flows from operating activities:
Net Income                                                  $  5,742,000    $ 4,951,000
  Adjustments:
  Depreciation                                                 3,592,000      3,389,000
  Amortization of other assets                                   667,000        697,000
  Receivables                                                 (3,836,000)    (3,175,000)
  Inventories                                                    308,000        964,000
  Rental merchandise in service                               (2,219,000)      (869,000)
  Prepaid expenses                                                 6,000         25,000
  Accounts payable                                             1,337,000       (551,000)
  Accrued liabilities                                          1,428,000      2,224,000
  Accrued and deferred income taxes                              724,000      2,040,000
  Deferred income taxes                                          573,000        453,000
_______________________________________________________________________________________
  Net cash provided by operating activities                    8,322,000     10,148,000
_______________________________________________________________________________________

Cash flows from investing activities:
Acquisition of businesses, net of working capital acquired    (4,000,000)            --
Capital expenditures                                          (6,822,000)    (2,631,000)
Other assets, net                                                (43,000)       154,000
_______________________________________________________________________________________
  Net cash used in investing activites                       (10,865,000)    (2,477,000)
_______________________________________________________________________________________

Cash flows from financing activities:
Increase (reduction) in debt                                   1,116,000     (8,892,000)
Proceeds from exercise of stock options                               --        105,000
Cash dividends paid or payable                                  (449,000)      (306,000)
_______________________________________________________________________________________
  Net cash provided by (used in) financing activities            667,000     (9,093,000)
_______________________________________________________________________________________

Net decrease in cash                                          (1,876,000)    (1,422,000)
Cash at beginning of period                                    3,656,000      3,276,000
_______________________________________________________________________________________

Cash at end of period                                        $ 1,780,000    $ 1,854,000
=======================================================================================

Supplemental disclosure of cash flow information:

Interest paid                                                $   160,000    $   213,000

Income taxes paid                                            $ 2,080,000    $   221,000
=======================================================================================

The accompanying notes are an integral part of these condensed financial statements.

                                   FORM 10-Q
                     UNIFIRST CORPORATION AND SUBSIDIARIES

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                 FOR THE THIRTEEN WEEKS ENDED NOVEMBER 27, 1993



1. These condensed financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the information furnished reflects all adjustments which are, in the opinion of management, necessary to a fair statement of results for the interim period. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes, thereto, included in the Company's latest annual report.


2. From time to time, the Company is subject to legal proceedings and claims arising from the conduct of their business operations, including personal injury, customer contract, employment claims and environmental matters. In the opinion of management, such proceedings and claims are not likely to result in losses which would have a material adverse effect upon the Company.


3. During 1993 the Company's shareholders voted to amend its Articles of Organization to increase the number of authorized common shares from 20,000,000 to 30,000,000, and to authorize a new Class B common stock with
    20,000,000 authorized shares.   The offer to exchange, on a share-for-share
    basis, shares of Class B common stock for shares of common stock resulted in 12,627,954 shares of common stock being exchanged for shares of Class B common stock.



4. On November 1, 1993 the Company acquired all of the outstanding stock of Modern Coverall and Uniform Supply, Inc., a garment rental business located in Los Angeles, CA. This acquisition is expected to add approximately $3,000,000 in annual revenues.



5. On November 18, 1993 the Company's Board of Directors declared a two-for-one stock split, to be effected in the form of a stock dividend, on the Company's Common Stock and Class B Common Stock. The stock dividend is payable on January 19, 1994 to shareholders of record on January 5, 1994. All references to average number of shares outstanding, per share data and Shareholders' Equity section in these financial statements are after giving retroactive effect to the two-for-one split.

                                   FORM 10-Q
                     UNIFIRST CORPORATION AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATIONS AND FINANCIAL CONDITION

                 FOR THE THIRTEEN WEEKS ENDED NOVEMBER 27, 1993



RESULTS OF OPERATIONS
- ---------------------

Thirteen Weeks of Fiscal 1994 compared to Thirteen Weeks of Fiscal 1993
- -----------------------------------------------------------------------


Fiscal 1994 first quarter revenues increased $6,399,000 or 8.9% over the fiscal 1993 first quarter. This increase is primarily attributable to internal growth and modest price increases. Income from operations as a percentage of revenue increased to 12.4% in fiscal 1994 from 11.7% in fiscal 1993. The primary reason for the increase is the result of margin improvements in 1994 from both the primary rental and nuclear businesses.


Net interest expense (interest expense less interest income) was $566,000 in fiscal 1994 as compared to $756,000 in fiscal 1993. The decrease is attributable to less debt and lower interest rates in fiscal 1994.


The provision for income taxes for the current period was 37.0% as compared to 35.0% for the corresponding 1993 period. The increase is due primarily to an increase in the statutory federal income tax rate in 1994.


CAPITAL RESOURCES AND LIQUIDITY
- -------------------------------

The Company believes that its ability to generate cash from operations will adequately cover its foreseeable capital requirements.


EFFECTS OF INFLATION
- --------------------

Inflation has had the effect of increasing the reported amounts of the Company's revenues and costs. The Company uses the last-in, first-out (LIFO) method to value a significant portion of inventories. This method tends to reduce the amount of income due to inflation included in the Company's results of operations. The Company believes that, through increases in its prices, it has been able to recover increases in costs and expenses attributable to inflation.

                          PART II - OTHER INFORMATION


                                   FORM 10-Q
                     UNIFIRST CORPORATION AND SUBSIDIARIES


Item 1.  Legal Proceedings
- --------------------------

Reference is made to Note 2 of notes to condensed financial statements and to the discussion under the heading Environmental Matters in the Company's Annual Report on Form 10-K for the fiscal year ended August 28, 1993.


Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

(a) Exhibits: None

(b) Reports on Form 8-K: None


                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.


                             UNIFIRST CORPORATION


                              Ronald D. Croatti
                              _________________
                              Ronald D. Croatti
                              Vice Chairman and
                           Chief Executive Officer


Date: January 10, 1994

                               John B. Bartlett
                               ________________
                               John B. Bartlett
                            Senior Vice President
                         and Chief Financial Officer