Form 10-Q
period 1994-02-26
UNIFIRST CORP
filed 1994-04-12
CIK 717954

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.
                                     20549



                                   FORM 10-Q



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF_
                      THE SECURITIES EXCHANGE ACT OF 1934





For the quarter ended                                   Commission File
 February 26, 1994                                       Number 1-8504



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


            Yes  [X]             No  [  ]


The number of outstanding shares of the registrant's Common Stock and Class B Common Stock as of April 4, 1994 were 7,883,154 and 12,627,454 respectively.

PART 1 - FINANCIAL INFORMATION

FORM 10-Q
UNIFIRST CORPORATION AND SUBSIDIARIES
CONDENSED BALANCE SHEETS
(unaudited)


                                              February 26,    August 28,    February 27,
                                                    1994         1993*             1993
- ----------------------------------------------------------------------------------------
Assets
Current assets:
   Cash                                     $  4,862,000  $  3,656,000   $  2,946,000
   Receivables                                28,378,000    24,849,000     25,462,000
   Inventories                                12,987,000    11,536,000     11,755,000
   Rental merchandise in service              28,101,000    26,565,000     24,370,000
   Prepaid expenses                              106,000       115,000        268,000
- ----------------------------------------------------------------------------------------
      Total current assets                    74,434,000    66,721,000     64,801,000
- ----------------------------------------------------------------------------------------
Property and equipment:
   Land, buildings and leasehold
    improvements                              97,454,000    93,347,000     90,406,000
   Machinery and equipment                    92,530,000    86,165,000     84,538,000
   Motor vehicles                             22,564,000    21,899,000     20,417,000
- ----------------------------------------------------------------------------------------
                                             212,548,000   201,411,000    195,361,000
   Less - accumulated depreciation            81,769,000    75,617,000     76,099,000
- ----------------------------------------------------------------------------------------
                                             130,779,000   125,794,000    119,262,000
- ----------------------------------------------------------------------------------------
Other assets                                  29,154,000    26,549,000     27,878,000
- ----------------------------------------------------------------------------------------
                                            $234,367,000  $219,064,000   $211,941,000
========================================================================================
Liabilities and Shareholders' Equity
Current liabilities:
   Current maturities of long-term
    obligations                             $  6,116,000  $  6,055,000   $  6,038,000
   Notes payable                                 428,000       177,000        195,000
   Accounts payable                            7,792,000    10,624,000      8,555,000
   Accrued liabilities                        25,078,000    25,225,000     20,119,000
   Accrued and deferred income taxes           4,498,000     5,399,000      6,213,000
- ----------------------------------------------------------------------------------------
      Total current liabilities               43,912,000    47,480,000     41,120,000
- ----------------------------------------------------------------------------------------
Long-term obligations, net of current
    maturities                                35,653,000    26,176,000     32,785,000
Deferred income taxes                         13,633,000    12,685,000     13,512,000
- ----------------------------------------------------------------------------------------
Shareholders' equity:
   Preferred stock, $1.00 par value;
    2,000,000 shares authorized, none
    issued                                            --            --             --
   Common stock, $.10 par value; 30,000,000
    shares authorized, issued and
    outstanding 7,874,354 shares                 787,000       787,000      2,048,000
   Class B Common stock, $.10 par value;
    20,000,000 shares authorized, issued
    and outstanding 12,627,454 shares          1,263,000     1,263,000             --
   Capital surplus                             7,008,000     7,008,000      6,714,000
   Retained earnings                         132,472,000   123,793,000    115,379,000
   Cumulative translation adjustment            (361,000)     (128,000)       383,000
- ----------------------------------------------------------------------------------------
      Total shareholders' equity             141,169,000   132,723,000    124,524,000
- ----------------------------------------------------------------------------------------
                                            $234,367,000  $219,064,000   $211,941,000
========================================================================================

* Condensed from audited financial statements

The accompanying notes are an integral part of these condensed financial statements.

FORM 10-Q
UNIFIRST CORPORATION AND SUBSIDIARIES
CONDENSED STATEMENTS OF INCOME
(unaudited)


                                        Twenty-six     Twenty-six       Thirteen        Thirteen
                                       weeks ended    weeks ended    weeks ended     weeks ended
                                       February 26,  February 27,   February 26,    February 27,
                                              1994           1993           1994            1993
- ---------------------------------------------------------------------------------------------------
Revenues                              $154,201,000  $141,346,000     $76,094,000      $69,637,000
- ---------------------------------------------------------------------------------------------------

Costs and expenses:
   Operating costs                      94,337,000    85,931,000      48,265,000       43,237,000
   Selling and administrative
     expenses                           34,804,000    32,874,000      16,708,000       16,318,000
   Depreciation and amortization         8,687,000     8,143,000       4,428,000        4,057,000
- ---------------------------------------------------------------------------------------------------
                                       137,828,000   126,948,000      69,401,000       63,612,000
- ---------------------------------------------------------------------------------------------------

Income from operations                  16,373,000    14,398,000       6,693,000        6,025,000
- ---------------------------------------------------------------------------------------------------

Interest expense (income):
   Interest expense                      1,308,000     1,608,000         674,000          787,000
   Interest income                       (138,000)      (98,000)         (70,000)         (33,000)
- ---------------------------------------------------------------------------------------------------
                                         1,170,000     1,510,000         604,000          754,000
- ---------------------------------------------------------------------------------------------------

Income before income taxes              15,203,000    12,888,000       6,089,000        5,271,000
Provision for income taxes               5,625,000     4,511,000       2,253,000        1,845,000
- ---------------------------------------------------------------------------------------------------

Net income                            $  9,578,000  $  8,377,000     $ 3,836,000      $ 3,426,000
===================================================================================================

Weighted average number of shares
 outstanding                            20,508,646    20,424,632      20,508,650       20,441,612
===================================================================================================

Net income per share                         $0.47         $0.41           $0.19            $0.17
===================================================================================================

The accompanying notes are an integral part of these condensed financial statements.

FORM 10-Q
UNIFIRST CORPORATION AND SUBSIDIARIES
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

                                                   Twenty-six     Twenty-six
                                                  weeks ended    weeks ended
                                                 February 26,    February 27,
                                                         1994           1993
- -----------------------------------------------------------------------------
Cash flows from operating activities:
Net Income                                      $  9,578,000     $  8,377,000
  Adjustments:
  Depreciation                                     7,282,000        6,718,000
  Amortization of other assets                     1,405,000        1,425,000
  Receivables                                     (3,562,000)      (3,097,000)
  Inventories                                     (1,439,000)         589,000
  Rental merchandise in service                   (1,568,000)        (687,000)
  Prepaid expenses                                    10,000          (89,000)
  Accounts payable                                (3,130,000)        (375,000)
  Accrued liabilities                               (124,000)       2,834,000
  Accrued and deferred income taxes                 (893,000)        (877,000)
  Deferred income taxes                              956,000          767,000
- -----------------------------------------------------------------------------
  Net cash provided by operating activities        8,515,000       15,585,000
- -----------------------------------------------------------------------------

Cash flows from investing activities:
Acquisition of businesses, net of working
  capital acquired                                (4,000,000)              --
Capital expenditures                             (11,702,000)      (5,712,000)
Other assets, net                                   (501,000)          81,000
- -----------------------------------------------------------------------------
  Net cash used in investing activites           (16,203,000)      (5,631,000)
- -----------------------------------------------------------------------------

Cash flows from financing activities:
Increase (reduction) in debt                       9,793,000       (9,573,000)
Proceeds from exercise of stock options                   --          311,000
Cash dividends paid or payable                      (899,000)      (1,022,000)
- -----------------------------------------------------------------------------
  Net cash provided by (used in) financing
    activities                                     8,894,000      (10,284,000)
- -----------------------------------------------------------------------------

Net increase (decrease) in cash                    1,206,000         (330,000)
Cash at beginning of period                        3,656,000        3,276,000
- -----------------------------------------------------------------------------

Cash at end of period                           $  4,862,000     $  2,946,000
=============================================================================

Supplemental disclosure of cash flow
  information:

Interest paid                                   $  1,335,000     $  1,663,000

Income taxes paid                               $  5,579,000     $  4,652,000
=============================================================================


The accompanying notes are an integral part of these condensed financial statements.

                                   FORM 10-Q
                     UNIFIRST CORPORATION AND SUBSIDIARIES

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                FOR THE TWENTY-SIX WEEKS ENDED FEBRUARY 26, 1994


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

            3. During 1993 the Company's shareholders voted to amend its Articles of Organization to increase the number of authorized common shares from 20,000,000 to 30,000,000, and to authorize a new Class B common stock with 20,000,000 authorized shares. The Company offered to exchange, on a share-for-share basis, shares of Class B common stock for shares of common stock.

            4. On November 18, 1993 the Company's Board of Directors declared a two-for-one stock split, to be effected in the form of a stock dividend, on the Company's Common Stock and Class B Common Stock. The stock dividend was paid on January 19, 1994 to shareholders of record on January 5, 1994. All references to average number of shares outstanding, per share data and Shareholders' Equity section in these financial statements are after giving retroactive effect to the two-for-one split.

            5. On November 1, 1993 the Company acquired all of the outstanding stock of Modern Coverall and Uniform Supply, Inc., a garment rental business located in Los Angeles, CA.

            6. On February 28, 1994 the Company acquired the assets of Clean Services, Inc., a garment rental business located in Enid, OK.

                                   FORM 10-Q
                     UNIFIRST CORPORATION AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATIONS AND FINANCIAL CONDITION

                FOR THE TWENTY-SIX WEEKS ENDED FEBRUARY 26, 1994


            RESULTS OF OPERATIONS
            ---------------------

            Twenty-six Weeks of Fiscal 1994 compared to Twenty-six Weeks of
            ---------------------------------------------------------------
            Fiscal 1993
            -----------

            Fiscal 1994 revenues for the twenty-six weeks increased $12,855,000 or 9.1% over the twenty-six weeks in fiscal 1993. This increase can be attributed to an acquisition (.7%) and internal growth and modest price increases (8.4%). Income from operations as a percentage of revenue increased to 10.6% in fiscal 1994 from 10.2% in the fiscal 1993 period. The primary reason for the increase is the net result of a favorable contribution improvement from the core industrial rental business, offset by a less favorable comparative period result from the nuclear business.

            Net interest expense (interest expense less interest income) was $1,170,000 in fiscal 1994 as compared to $1,510,000 in fiscal 1993.
            The decrease is attributable to lower interest rates in fiscal
            1994.

            The provision for income taxes for the current period was 37.0% as compared to 35.0% for the corresponding 1993 period. The increase is due primarily to an increase in the statutory federal income tax rate affecting fiscal 1994.

            Thirteen Weeks ended February 26, 1994 compared to Thirteen Weeks
            -----------------------------------------------------------------
            ended February 27, 1993
            -----------------------

            Fiscal 1994 second quarter revenues increased $6,457,000 or 9.3% over the fiscal 1993 second quarter. This increase can be attributed to an acquisition (1.1%) and internal growth and modest price increases (8.2%). Income from operations as a percentage of revenue was 8.8% in fiscal 1994, comparable to 8.7% for the fiscal 1993 period. Improvement of 1.4% in selling and administrative expenses, primarily attributable to lower employee insurance related costs, was offset by a 1.3% increase in operating costs. The operating cost increase was due primarily to the nuclear business quarter-to-quarter results shortfall and the general severe weather conditions in the 1994 quarter.

            Net interest expense was $604,000 in fiscal 1994 as compared to $754,000 in fiscal 1993. The decrease is again attributable to lower interest rates in fiscal 1994.

            The provision for income taxes for the current period was 37.0% as compared to 35.0% for the corresponding 1993 period. The increase is due primarily to an increase in the statutory federal income tax rate affecting fiscal 1994.

                                   FORM 10-Q
                     UNIFIRST CORPORATION AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATIONS AND FINANCIAL CONDITION
                                  (continued)

                  FOR THE TWENTY-SIX WEEKS ENDED FEBRUARY 26, 1994


            CAPITAL RESOURCES AND LIQUIDITY
            -------------------------------

            The Company believes that its ability to generate cash from operations will adequately cover its foreseeable capital requirements.

            EFFECTS OF INFLATION
            --------------------

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


Item 4.  Submission of Matters to a Vote of Secured Holders
- -----------------------------------------------------------

Registrant's Annual Meeting of Shareholders was held on January 11, 1994.  Aldo
A. Croatti and Albert Cohen were reelected to the Board of Directors. With respect to Mr. Croatti, 3,542,407 shares of Common Stock and 6,311,302 shares of Class B Common Stock were voted for his election and 63,016 shares of Common Stock were voted against his election. With respect to Mr. Cohen, 3,542,207 shares of Common Stock were voted for his election and 63,216 shares of Common Stock were voted against his election.


Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

(a) Exhibits: None

(b) Reports on Form 8-K: None



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.



                              UNIFIRST CORPORATION


                               Ronald D. Croatti
                               -----------------
                               Ronald D. Croatti
                               Vice Chairman and
                            Chief Executive Officer


Date: April 12, 1994




                                John B. Bartlett
                                ----------------
                                John B. Bartlett
                             Senior Vice President
                          and Chief Financial Officer