Form 10-Q
period 1994-05-28
UNIFIRST CORP
filed 1994-07-08
CIK 717954

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.
                                     20549




                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934



For the quarter ended                       Commission File
   May 28, 1994                              Number 1-8504



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

                         Yes  [X]             No  [  ]


The number of outstanding shares of the registrant's Common Stock and Class B Common Stock as of July 1, 1994 were 7,884,594 and 12,626,014 respectively.

PART 1 - FINANCIAL INFORMATION

FORM 10-Q
UNIFIRST CORPORATION AND SUBSIDIARIES

CONDENSED BALANCE SHEETS
(unaudited)
                                                         May 28,     August 28,        May 29,
                                                            1994          1993*           1993
                                                   -------------  -------------  -------------
Assets
Current assets:
   Cash                                            $   2,085,000  $   3,656,000  $   2,698,000
   Receivables                                        31,716,000     24,849,000     26,048,000
   Inventories                                        14,232,000     11,536,000     10,569,000
   Rental merchandise in service                      30,075,000     26,565,000     25,882,000
   Prepaid expenses                                      116,000        115,000        113,000
                                                   -------------  -------------  -------------
      Total current assets                            78,224,000     66,721,000     65,310,000
                                                   -------------  -------------  -------------
Property and equipment:
   Land, buildings and leasehold improvements         98,730,000     93,347,000     92,275,000
   Machinery and equipment                            96,608,000     86,165,000     86,476,000
   Motor vehicles                                     25,798,000     21,899,000     22,367,000
                                                   -------------  -------------  -------------
                                                     221,136,000    201,411,000    201,118,000
   Less - accumulated depreciation                    85,737,000     75,617,000     78,170,000
                                                   -------------  -------------  -------------
                                                     135,399,000    125,794,000    122,948,000
                                                   -------------  -------------  -------------
Other assets                                          29,224,000     26,549,000     27,352,000
                                                   -------------  -------------  -------------
                                                   $ 242,847,000  $ 219,064,000  $ 215,610,000
                                                   =============  =============  =============
Liabilities and Shareholders' Equity
Current liabilities:
   Current maturities of long-term obligations     $   6,285,000  $   6,055,000  $   6,035,000
   Notes payable                                         345,000        177,000        209,000
   Accounts payable                                   10,488,000     10,624,000      9,637,000
   Accrued liabilities                                29,064,000     25,225,000     24,562,000
   Accrued and deferred income taxes                   4,396,000      5,399,000      6,446,000
                                                   -------------  -------------  -------------
      Total current liabilities                       50,578,000     47,480,000     46,889,000
                                                   -------------  -------------  -------------
Long-term obligations, net of current maturities      32,898,000     26,176,000     26,455,000
Deferred income taxes                                 14,099,000     12,685,000     13,120,000
                                                   -------------  -------------  -------------
Shareholders' equity:
   Preferred stock, $1.00 par value; 2,000,000
     shares authorized, none issued                          --             --             --
   Common stock, $.10 par value; 30,000,000
     shares authorized, issued and outstanding
     7,884,594 shares                                    788,000        787,000        775,000
   Class B Common stock, $.10 par value; 20,000,000
     shares authorized, issued and outstanding
    12,626,014 shares                                  1,263,000      1,263,000      1,275,000
   Capital surplus                                     7,039,000      7,008,000      6,846,000
   Retained earnings                                 136,792,000    123,793,000    120,039,000
   Cumulative translation adjustment                    (610,000)      (128,000)       211,000
                                                   -------------  -------------  -------------
      Total shareholders' equity                     145,272,000    132,723,000    129,146,000
                                                   -------------  -------------  -------------
                                                   $ 242,847,000  $ 219,064,000  $ 215,610,000
                                                   =============  =============  =============

* Condensed from audited financial statements

The accompanying notes are an integral part of these condensed financial statements.

FORM 10-Q
UNIFIRST CORPORATION AND SUBSIDIARIES

CONDENSED STATEMENTS OF INCOME
(unaudited)
                                         Thiry-nine    Thiry-nine     Thirteen      Thirteen
                                        weeks ended   weeks ended   weeks ended   weeks ended
                                           May 28,        May 29,     May 28,        May 29,
                                              1994          1993         1994          1993
                                       ------------  ------------  ------------  ------------
Revenues                               $237,307,000  $215,583,000  $ 83,106,000  $ 74,238,000
                                       ------------  ------------  ------------  ------------
Costs and expenses:
   Operating costs                      145,365,000   130,256,000    51,029,000    44,325,000
   Selling and administrative expenses   54,157,000    50,241,000    19,353,000    17,367,000
   Depreciation and amortization         13,191,000    12,219,000     4,503,000     4,077,000
                                       ------------  ------------  ------------  ------------
                                        212,713,000   192,716,000    74,885,000    65,769,000
                                       ------------  ------------  ------------  ------------
Income from operations                   24,594,000    22,867,000     8,221,000     8,469,000
                                       ------------  ------------  ------------  ------------
Interest expense (income):
   Interest expense                       1,982,000     2,278,000       673,000       670,000
   Interest income                         (162,000)     (160,000)      (23,000)      (62,000)
                                       ------------  ------------  ------------  ------------
                                          1,820,000     2,118,000       650,000       608,000
                                       ------------  ------------  ------------  ------------
Income before income taxes               22,774,000    20,749,000     7,571,000     7,861,000
Provision for income taxes                8,426,000     7,262,000     2,801,000     2,751,000
                                       ------------  ------------  ------------  ------------
Net income                             $ 14,348,000  $ 13,487,000  $  4,770,000  $  5,110,000
                                       ============  ============  ============  ============
Weighted average number of
   shares outstanding                    20,504,246    20,435,042    20,509,122    20,493,594
                                       ============  ============  ============  ============

Net income per share                          $0.70         $0.66        $0.23         $0.25
                                       ============  ============  ============  ============


The accompanying notes are an integral part of these condensed financial statements.

FORM 10-Q
UNIFIRST CORPORATION AND SUBSIDIARIES

CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

                                                              Thirty-nine      Thirty-nine
                                                              weeks ended      weeks ended
                                                                  May 28,          May 29,
                                                                     1994             1993
                                                             ------------     ------------
Cash flows from operating activities:
Net Income                                                   $ 14,348,000     $ 13,487,000
  Adjustments:
  Depreciation                                                 11,053,000       10,081,000
  Amortization of other assets                                  2,138,000        2,138,000
  Receivables                                                  (6,937,000)      (3,707,000)
  Inventories                                                  (2,727,000)       1,746,000
  Rental merchandise in service                                (3,574,000)      (2,213,000)
  Prepaid expenses                                                    --            67,000
  Accounts payable                                               (308,000)         721,000
  Accrued liabilities                                           3,886,000        7,296,000
  Accrued and deferred income taxes                              (986,000)        (640,000)
  Deferred income taxes                                         1,433,000          381,000
                                                             ------------     ------------
  Net cash provided by operating activities                    18,326,000       29,357,000
                                                             ------------     ------------

Cash flows from investing activities:
Acquisition of businesses, net of working capital acquired     (5,050,000)             --
Capital expenditures                                          (19,566,000)     (12,893,000)
Other assets, net                                              (1,093,000)        (132,000)
                                                             ------------     ------------
  Net cash used in investing activites                        (25,709,000)     (13,025,000)
                                                             ------------     ------------
Cash flows from financing activities:
Increase (reduction) in debt                                    7,129,000      (15,883,000)
Proceeds from exercise of stock options                            32,000          445,000
Cash dividends paid or payable                                 (1,349,000)      (1,472,000)
                                                             ------------     ------------
  Net cash provided by (used in) financing activities           5,812,000      (16,910,000)
                                                             ------------     ------------
Net decrease in cash                                           (1,571,000)        (578,000)
Cash at beginning of period                                     3,656,000        3,276,000
                                                             ------------     ------------
Cash at end of period                                        $  2,085,000     $  2,698,000
                                                             ============     ============
Supplemental disclosure of cash flow information:

Interest paid                                                $  1,617,000     $  1,791,000

Income taxes paid                                            $  8,015,000     $  7,562,000
                                                             ============     ============

The accompanying notes are an integral part of these condensed financial statements.

                                   FORM 10-Q
                     UNIFIRST CORPORATION AND SUBSIDIARIES

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                  FOR THE THIRTY-NINE WEEKS ENDED MAY 28, 1994


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

  3. During 1993 the Company's shareholders voted to amend its Articles of Organization to increase the number of authorized shares of Common Stock from 20,000,000 to 30,000,000, and to authorize a new Class B Common Stock with 20,000,000 authorized shares. The Company offered to exchange, on a share-for-share basis, shares of Class B Common Stock for shares of Common Stock.

  4. On November 18, 1993 the Company's Board of Directors declared a two-for-one stock split, be effected in the form of a stock dividend, on the Company's Common Stock and Class B Common Stock. The stock dividend was paid on January 19, 1994 to shareholders of record on January 5, 1994.
     All references to average number of shares outstanding, per share data and Shareholders' Equity section in these financial statements are after giving retroactive effect to the two-for-one split.

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

                                   FORM 10-Q
                     UNIFIRST CORPORATION AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATIONS AND FINANCIAL CONDITION

                  FOR THE THIRTY-NINE WEEKS ENDED MAY 28, 1994


RESULTS OF OPERATIONS
- - ---------------------

Thirty-nine Weeks of Fiscal 1994 compared to Thirty-nine Weeks of Fiscal 1993
- - -----------------------------------------------------------------------------

Fiscal 1994 revenues for the thirty-nine weeks increased $21,724,000 or
10.1% over the thirty-nine weeks in fiscal 1993. This increase can be attributed to acquisitions (1.0%) and internal growth and modest price increases (9.1%). Income from operations as a percentage of revenue decreased
to 10.4% in fiscal 1994 from 10.6% for the fiscal 1993 period.   The decrease
is primarily attributable to unfavorable comparative contribution results from the nuclear business.

Net interest expense (interest expense less interest income) was $1,820,000 in fiscal 1994 as compared to $2,118,000 in fiscal 1993. The decrease is primarily attributable to lower average outstanding indebtedness in fiscal 1994.

The provision for income taxes for the current period was 37.0% as compared to 35.0% for the corresponding 1993 period. The increase is due primarily to an increase in the statutory federal income tax rate affecting fiscal 1994.


Thirteen Weeks ended May 28, 1994 compared to Thirteen Weeks ended May 29, 1993
- - -------------------------------------------------------------------------------

Fiscal 1994 third quarter revenues increased $8,868,000 or 11.9% over the fiscal 1993 third quarter. This increase can be attributed to acquisitions (1.6%) and internal growth and modest price increases (10.3%). Income from operations as a percentage of revenue decreased to 9.9% in fiscal 1994 from 11.4% for the fiscal 1993 period. The primary reason for the decrease is a reduced period-to-period contribution from the nuclear business.

Net interest expense was $650,000 in fiscal 1994, comparable to $608,000 in fiscal 1993.

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

                                  FORM 10-Q
                    UNIFIRST CORPORATION AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATIONS AND FINANCIAL CONDITION
                                  (continued)

                  FOR THE THIRTY-NINE WEEKS ENDED MAY 28, 1994


CAPITAL RESOURCES AND LIQUIDITY
- - -------------------------------

The Company believes that its ability to generate cash from operations will adequately cover its foreseeable capital requirements.


EFFECTS OF INFLATION
- - --------------------

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



Item 1.  Legal Proceedings
- - --------------------------

Reference is made to Note 2 of notes to condensed financial statements and to the discussion under the heading Environmental Matters in the Company's Annual Report on Form 10-K for the fiscal year ended August 28, 1993.


Item 6.  Exhibits and Reports on Form 8-K
- - -----------------------------------------

(a) Exhibits: None

(b) Reports on Form 8-K: None


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

                              UNIFIRST CORPORATION


                               Ronald D. Croatti
                            -----------------------
                               Ronald D. Croatti
                               Vice Chairman and
                            Chief Executive Officer


Date: July 8, 1994


                                John B. Bartlett
                            -----------------------
                                John B. Bartlett
                             Senior Vice President
                          and Chief Financial Officer