Form 10-K
period 1994-08-27
UNIFIRST CORP
filed 1994-11-23
CIK 717954

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------
                                   FORM 10-K

  X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
- - -----  SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended August 27, 1994

                         Commission File Number 1-8504

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

Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of each exchange on
     Title of Class                                 which shares are traded
     Common Stock,
$.10 par value per share                            New York Stock Exchange

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                Yes   X    No
                                                    ----      ----
        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definintive proxy or information incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

        The number of outstanding shares of UniFirst Corporation Common Stock and Class B Common Stock at November 14, 1994 were 7,884,644 and 12,625,964, respectively, and the aggregate market value of these shares held by non-affiliates of the Company on said date was $111,955,339 (based upon the closing price of the Company's Common Stock on the New York Stock Exchange on said date and assuming the market value of a share of Class B Common Stock (which is generally non-transferable, but is convertible at any time into one share of Common Stock) is identical to the market value of the Common Stock).

                      DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Company's 1994 Annual Report to Shareholders and the Company's Proxy Statement for its 1995 Annual Meeting of Shareholders (which will be filed with the Securities and Exchange Commission within 120 days after the close of the 1994 fiscal year) are incorporated by reference into Parts II, III, and IV hereof.

ITEM 1.  BUSINESS
- - -----------------

        UniFirst is a leading company in the garment rental industry. The Company's services consist principally of renting, cleaning, and delivering a variety of industrial employment garments on a periodic basis, usually weekly. The Company also decontaminates and cleans garments which may have been exposed to radioactive materials. Customer billings are rendered and recorded as revenues when services are performed.

        The Company's principal business, since its inception, has been the rental and servicing of industrial employment uniforms and protective clothing (such shirts, pants, jackets, coveralls, jumpsuits, lab coats, smocks and aprons) as well as industrial wiper towels, floor mats and other non-garment items. The Company services its customers by picking up the soiled items on a periodic basis, usually weekly, and delivering at the same time cleaned and processed items.

        Through the Company's services, customers are provided with uniforms and protective work clothing for their employees without the necessity of investing working capital, which is particularly advantageous to customers whose worker turnover is high. The Company's centralized services, specialized equipment and economies of scale generally allow it to be more cost effective in providing garment services than the customers could be by themselves. In order to better service its customers, the Company maintains a relatively higher level of inventory of garments in stock than it believes customary in the industry. Customers are given a broad selection of styles, colors, sizes, fabrics and personalized emblems from which to choose. The Company's uniform program is intended not only to upgrade the image of the customers, but also to improve the effectiveness, morale, safety and satisfaction of their employees.

        The Company services a wide variety of manufacturers, retailers and service companies, including automobile dealers and service stations, bakeries, transportation companies and agricultural processors. Substantially all of the Company's rental services are provided pursuant to written contracts, primarily for a term of three years. The Company services over 100,000 customer locations in 44 states and Canada from 99 service locations and distribution centers. For fiscal 1992, 1993 and 1994, the Company's garment rental operations produced approximately 64%, 65% and 66%, respectively, of its revenues, and non-garment rental items accounted for another 27%, 25% and 25%, respectively, of its revenues, with no single customer accounting for more than 1% of total revenues in any year.

        The Company manufactures work pants and shirts for its garment rental operations in its plants in Luquillo, Puerto Rico, and Cave City, Arkansas, respectively. These plants produced approximately 43% of all employment garments which the Company placed in service during both fiscal 1994 and 1993.

        The Company is also in the specialized business of decontaminating and cleaning work clothes which may have been exposed to radioactive materials.
The Company's customers in this market include the federal government, research and development laboratories and utilities operating nuclear reactors. The Company maintains decontamination facilities at the site of a conventional cleaning plant in Massachusetts and has specialized facilities exclusively for its nuclear decontamination operations in Mississippi, New Mexico, California, Washington, Hawaii, Pennsylvania, South Carolina, Virginia, Georgia, Illinois and Iowa.

MARKETING

        The Company markets its services to potential customers through approximately 230 trained sales representatives whose sole function is to develop new sales by adding new accounts and who have no direct responsibility for servicing customer accounts. Potential customers are contacted by telephone and also through sales appointments. The Company has a separately-staffed telemarketing program of approximately 30 people, designed to provide broader and more efficient coverage by screening prospects for the sales representatives.

        The Company believes that customer service is the most important element in developing and maintaining its market position. As of August 27, 1994, existing accounts were serviced by approximately 685 route salespersons and 410 service support people who together are responsible for providing prompt delivery service and ensuring expeditious handling of customer requirements regarding billings, adjustments, garment repairs and other matters. The Company's policy is to resolve all customer inquiries and problems within 24 hours.

        The Company believes that its distinction between sales and service personnel, which allows the route salespersons to monitor and maximize existing customer satisfaction while others promote an ongoing new business effort, is an important part of its competitive strategy.

        Customer service is enhanced by the Company's management information systems, which provide instantaneous access to information on the customer employees serviced by the Company. Available data includes the status of customer orders, inventory availability, shipping information and personal data regarding individual customer employees, including names, sizes, uniform styles and colors.

        The Company's emphasis on customer service is reflected throughout the Company's business. The Company believes that ownership of its own manufacturing facilities increases its ability to control the quality of its
garments.   The Company believes its industrial cleaning facilities are among the most modern in the industry.

        Expansion by the Company into new market areas is achieved through an acquisition program and internal growth. Internal expansion normally results from extending sales routes into new market areas and then servicing the new accounts from one of the Company's existing facilities. Since internal expansion is thus limited to contiguous areas, the Company also has an acquisition program to permit it to expand more widely into new market areas. The Company believes that acquisitions are an effective manner of expanding its customer base and foresees this avenue as an important source of growth.

COMPETITION

        The markets serviced by the Company are highly competitive. Although the Company is one of the larger companies engaged in the business of renting and cleaning employment garments, there are other firms in the industry which are larger and have greater financial resources than the Company. The principal methods of competition in the industry are quality of service and price. The Company believes that its ability to compete effectively is due primarily to the superior service and support systems which it provides to its customers.

RAW MATERIALS

        The Company obtained through its manufacturing operations approximately 43% of all garments which it placed in service during fiscal 1994, with other items and the balance of garments being purchased from a variety of suppliers. The Company has experienced no significant difficulty in obtaining any of its raw materials or supplies.

EMPLOYEES

        The Company employs approximately 5,500 persons, about 6% of whom are represented by unions pursuant to 7 separate collective bargaining agreements. The Company considers its employee relations to be satisfactory.

EXECUTIVE OFFICERS

  The executive officers of the Company are as follows:


     NAME                       AGE             POSITION
     ----                       ---             --------
Aldo A. Croatti                 76              Chairman of the Board

Ronald D. Croatti               51              Vice Chairman of the Board and
                                                   Chief Executive Officer

Anthony F. DiFillippo           67              President

Robert L. Croatti               58              Executive Vice President

John B. Bartlett                53              Senior Vice President and
                                                   Chief Financial Officer

Cynthia Croatti Inello          39              Treasurer

Robert T. Citrano               50              Vice President, Support Services

Bruce P. Boynton                46              Vice President,
                                                Canadian Operations


Aldo A. Croatti has been Chairman of the Board since the Company's incorporation in 1950 and of certain of its predecessors since 1940.

Ronald D. Croatti has been Vice Chairman of the Board for more than the past five years and Chief Executive Officer since September 1, 1991. Prior to becoming CEO he was Chief Operating Officer for more than five years.

Anthony F. DiFillippo has been President for more than the past five years.

Robert L. Croatti has been Executive Vice President for more than the past five years.

John B. Bartlett has been Senior Vice President and Chief Financial Officer for more than the past five years.

Cynthia Croatti Inello has been Treasurer for more than the past five years.

Robert T. Citrano has been Vice President, Support Services for more than the past five years.

Bruce P. Boynton has been Vice President, Canadian Operations for more than the past five years.

Ronald D. Croatti, Anthony F. DiFillippo, Robert L. Croatti and Cynthia Croatti Inello are a son, brother-in-law, nephew and daughter, respectively, of Aldo A. Croatti.

ENVIRONMENTAL MATTERS

        All industrial laundries use and have to dispose of detergent waste water and/or dry cleaning residues. The Company is aware of the environmental concerns surrounding the disposal of these materials and has taken steps to avoid their improper disposal. Although from time to time the Company is subject to administrative and judicial proceedings involving environmental matters, the Company does not foresee a material effect on its earnings or competitive position in connection with such proceedings or its compliance with federal, state and local provisions regulating the environment. The Company's nuclear garment decontamination facilities are licensed by the Nuclear Regulatory Commission or, in certain instances, by the applicable state agency.

        The Company and several other unaffiliated parties have been identified by the United States Environmental Protection Agency ("EPA") as having contributed to the presence of hazardous substances in the ground water in Woburn, Massachusetts. The Company has not incurred, and does not currently anticipate incurring, expenses in connection therewith which would have a material adverse effect on its financial position as a result thereof.

ITEM 2.  PROPERTIES
- - -------------------

        At August 27, 1994 the Company owned or occupied 115 facilities containing an aggregate of approximately 2.8 million square feet located in the United States, Canada and Puerto Rico. The Company owns 70 of these facilities containing approximately 2.3 million square feet.

        The following chart summarizes certain information with respect to the principal properties currently owned or leased by the Company.


     LOCATION                          APPROXIMATE SQUARE FEET
     --------                          -----------------------
Executive Office & Distribution Center
     Wilmington, MA                             132,000

Rental Garment Servicing Facilities
     Pittsburgh, PA                              96,000
     Springfield, MA                             68,000
     Washington, DC                              57,000
     Dallas, TX                                  55,000
     Nashua, NH                                  54,000
     Stratford, CT                               54,000
     Boston, MA                                  48,000
     Houston, TX                                 48,000
     Columbus, OH                                45,000
     Odessa, TX                                  45,000
     Richmond, VA                                45,000
     Portland, ME                                44,000
     Harlingen, TX                               42,000
     Toronto, Ontario, Canada                    41,000
     Buffalo, NY                                 40,000
     Lubbock, TX                                 40,000
     Portland, OR                                40,000
     Tulsa, OK                                   40,000
     Tampa, FL                                   39,000
     Ocala, FL                                   38,000
     Los Angeles, CA                             37,000
     Lebanon, NH                                 36,000
     Uvalde, TX                                  36,000
     Charlotte, NC                               34,000
     Corpus Christi, TX                          34,000
     Philadelphia, PA                            34,000
     San Antonio, TX                             34,000
     Albuquerque, NM                             33,000
     Amarillo, TX                                33,000
     Vancouver, British Columbia, Canada         33,000
     Norfolk, VA                                 33,000
     Cincinnati, OH                              32,000
     McAllen, TX                                 32,000
     Baltimore, MD                               30,000
     Bangor, ME                                  30,000

Garment Manufacturing Facilities
     Cave City, AR                               62,000
     Luquillo, PR                                44,000

Distribution Center & Emblem Mfg. Facility
     Macon, GA                                   34,000

Nuclear Garment Decontamination Facilities
     Royersford, PA                              39,000
     Richland, WA                                37,000

        The Company owns all the machinery and equipment used in its operations. In the opinion of the Company, all of its facilities and its production, cleaning and decontamination equipment have been well maintained, are in good condition and are adequate for the Company's present needs.

        The Company owns and leases a fleet of approximately 1,300 delivery vans, trucks and other vehicles. The Company believes that these vehicles are in good repair and are adequate for the Company's present needs.

ITEM 3.  LEGAL PROCEEDINGS
- - --------------------------

        From time to time the Company is subject to legal proceedings and claims arising from the conduct of its business operations, including personal injury, customer contract, employment claims and environmental matters as described in Item 1 above. The Company maintains insurance coverage providing indemnification against the majority of such claims and management does not expect that any material loss to the Company will be sustained as a result thereof.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
- - ----------------------------------------------------------

 None

Page 9
                                   PART II
                                   -------

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
- - --------------------------------------------------------------
         STOCKHOLDER MATTERS
         -------------------

         See the section entitled "Common Stock Prices and Dividends Per Share" which is incorporated herein by reference, as part of the Company's 1994 Annual Report to Shareholders.

ITEM 6.  SELECTED FINANCIAL DATA
- - --------------------------------

         See the section entitled "Ten Year Financial Summary" which is incorporated herein by reference, as part of the Company's 1994 Annual Report to Shareholders.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
- - ------------------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

         See the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" which is incorporated herein by reference, as part of the Company's 1994 Annual Report to Shareholders.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
- - ----------------------------------------------------

         The financial statements and the accompanying notes, which are incorporated herein by reference to the Company's 1994 Annual Report to Shareholders, are indexed herein under Items 14(a)(1) and (2) of Part IV.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
- - --------------------------------------------------------------

Not applicable


                                  PART III
                                  --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
- - ---------------------------------------------------------

         Incorporated by reference to the information provided under the caption "Election of Directors" in the Company's Proxy Statement for its 1995 Annual Meeting of Shareholders.

ITEM 11.  EXECUTIVE COMPENSATION
- - --------------------------------

         Incorporated by reference to the information provided under the caption "Summary Compensation Table" in the Company's Proxy Statement for its 1995 Annual Meeting of Shareholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
- - ------------------------------------------------------------------------

        Incorporated by reference to the information provided under the captions "Election of Directors" and "Principal Shareholders" in the Company's Proxy Statement for its 1995 Annual Meeting of Shareholders.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- - --------------------------------------------------------

        Incorporated by reference to the information provided under the caption "Certain Transactions" in the Company's Proxy Statement for its 1995 Annual Meeting of Shareholders.


                                  PART IV
                                  -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
- - -------------------------------------------------------------
          ON FORM 8-K
          -----------

        (a) The financial statements listed below are filed as part of this report:

             1. and 2.  Financial Statements and
                        ------------------------
                        Financial Statement Schedules.
                        ------------------------------

        The financial statements and financial statement schedules listed below are incorporated herein by reference to the Company's 1994 Annual Report to Shareholders.



Consolidated balance sheets as of August 27, 1994
and August 28, 1993

Consolidated statements of income for each of the three years in the period ended August 27, 1994

Consolidated statements of shareholders' equity for each of the three years in the period ended
August 27, 1994

Consolidated statements of cash flows for each of the three years in the period ended August 27, 1994

Notes to consolidated financial statements

Report of independent public accountants

The following additional schedules are filed herewith:

        Report of independent public accountants on supplemental schedules to the consolidated financial statements.

      Schedule II -

        Note receivable from related party.

      Schedule V -

        Property, plant and equipment for each of the three years in the period ended August 27, 1994.

      Schedule VI -

        Accumulated depreciation and amortization for each of the three years in the period ended August 27, 1994.

      Schedule VIII -

        Valuation and qualifying accounts and reserves for each of the three years in the period ended August 27, 1994.

      Schedule X -

        Supplementary income statement information for each of the three years in the period ended August 27, 1994.

        Separate financial statements of the Company have been omitted because the Company is primarily an operating company and all subsidiaries included in the consolidated financial statements are totally held.

        All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements or the notes thereto.

        3. Exhibits. The exhibits listed the accompanying Exhibit Index are filed as part of this report.

        (b) During the three months ended August 27, 1994 the Company did not file any reports on Form 8-K with the Securities and Exchange Commission.

                                   SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                UniFirst Corporation


                                        By:     Aldo A. Croatti
                                            ----------------------------------
                                                Aldo A. Croatti
                                                Chairman

Date: November 23, 1994

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


   NAME                        TITLE                      DATE
Aldo A. Croatti         Chairman and Director           November 23, 1994
- - --------------------
Aldo A. Croatti


                        Principal Executive
Ronald D. Croatti       Officer and Director            November 23, 1994
- - --------------------
Ronald D. Croatti

                        Principal Financial
                        Officer and Principal
John B. Bartlett        Accounting Officer              November 23, 1994
- - --------------------
John B. Bartlett



Anthony F. DiFillippo   Director                        November 23, 1994
- - ---------------------
Anthony F. DiFillippo



Donald J. Evans         Director                        November 23, 1994
- - --------------------
Donald J. Evans



Reynold L. Hoover       Director                        November 23, 1994
- - --------------------
Reynold L. Hoover



Albert Cohen            Director                        November 23, 1994
- - --------------------
Albert Cohen

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SUPPLEMENTAL
               SCHEDULES TO THE CONSOLIDATED FINANCIAL STATEMENTS



To UniFirst Corporation:

        We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in this Form 10-K, and have issued our report thereon dated November 1, 1994. Our report on the consolidated financial statements includes an explanatory paragraph with respect to the change in the method of accounting for income taxes, effective September 1, 1991, as discussed in Note 3 to the consolidated financial statements. Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The supplemental schedules to the consolidated financial statements listed as Item 14(a)(2) in the Form 10-K are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements. These supplemental schedules have been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly state, in all material respects, the financial data required to be set forth therein, in relation to the basic consolidated financial statements taken as a whole.



ARTHUR ANDERSEN LLP


Boston, Massachusetts
November 1, 1994

UNIFIRST CORPORATION AND SUBSIDIARIES
- - -------------------------------------
SCHEDULE II
- - -----------
NOTE RECEIVABLE FROM RELATED PARTY
- - ----------------------------------

                                        Balance,                                        Balance,
                                        Beginning                       Amounts         End of
Name of debtor                          of Period         Additions     Collected       Period
- - -------------------------------------------------------------------------------------------------
For the year ended August 27, 1994
- - ----------------------------------
Anthony F. DiFillippo,
 Company President                    $ 200,000                  --     $  200,000             --
                                      ===========================================================

For the year ended August 28, 1993
- - ----------------------------------
Anthony F. DiFillippo,
 Company President                           --          $  200,000              -      $ 200,000

                                      ===========================================================


There was no activity for the year ended August 29, 1992

UNIFIRST CORPORATION AND SUBSIDIARIES
- - -------------------------------------
SCHEDULE V
- - ----------
PROPERTY, PLANT AND EQUIPMENT FOR EACH OF THE
- - ---------------------------------------------
THREE YEARS IN THE PERIOD ENDED AUGUST 27, 1994
- - -----------------------------------------------

                                        Balance,                        Sales,          Balance,
                                        Beginning       Additions,     Retirements      End of
Classification                          of Period       at Cost         and Other       Period
- - ----------------------------------------------------------------------------------------------------
For the year ended August 27, 1994
- - ----------------------------------

Land, buildings and
 leasehold improvements                $ 93,347,000     $ 8,835,000     $  (808,000)    $101,374,000
Machinery and equipment                  86,165,000      14,990,000      (1,200,000)      99,955,000
Motor vehicles                           21,899,000       5,193,000        (855,000)      26,237,000
                                       -------------------------------------------------------------
                                       $201,411,000     $29,018,000     $(2,863,000)    $227,566,000
                                       =============================================================

For the year ended August 28, 1993
- - ----------------------------------

Land, buildings and
 leasehold improvements                $ 88,831,000     $ 5,738,000     $(1,222,000)    $ 93,347,000
Machinery and equipment                  82,110,000      10,984,000      (6,929,000)      86,165,000
Motor vehicles                           20,195,000       3,351,000      (1,647,000)      21,899,000
                                       -------------------------------------------------------------
                                       $191,136,000     $20,073,000     $(9,798,000)    $201,411,000
                                       =============================================================

For the year ended August 29, 1992
- - ----------------------------------

Land, buildings and
 leasehold improvements                $ 83,011,000     $ 6,070,000     $  (250,000)    $ 88,831,000
Machinery and equipment                  77,775,000      11,635,000      (7,300,000)      82,110,000
Motor vehicles                           18,918,000       2,838,000      (1,561,000)      20,195,000
                                       -------------------------------------------------------------
                                       $179,704,000     $20,543,000     $(9,111,000)    $191,136,000
                                       =============================================================

UNIFIRST CORPORATION AND SUBSIDIARIES
- - -------------------------------------
SCHEDULE VI
- - -----------
ACCUMULATED DEPRECIATION AND AMORTIZATION FOR EACH OF
- - -----------------------------------------------------
THE THREE YEARS IN THE PERIOD ENDED AUGUST 27, 1994
- - ---------------------------------------------------

                                                        Additions
                                        Balance,        Charged to      Sales,          Balance,
                                        Beginning       Costs and       Retirements     End of
Classification                          of Period       Expenses        and Other       Period
- - --------------------------------------------------------------------------------------------------
For the year ended August 27, 1994
- - ----------------------------------

Land, buildings and
 leasehold improvements                 $18,409,000     $ 2,842,000    $  (296,000)      $20,955,000
Machinery and equipment                  43,625,000       8,960,000       (237,000)       52,348,000
Motor vehicles                           13,583,000       3,236,000       (568,000)       16,251,000
                                        ------------------------------------------------------------
                                        $75,617,000     $15,038,000    $(1,101,000)      $89,554,000
                                        ============================================================

For the year ended August 28, 1993
- - ----------------------------------

Land, buildings and
 leasehold improvements                 $16,228,000     $ 2,689,000    $  (508,000)      $18,409,000
Machinery and equipment                  41,724,000       8,184,000     (6,283,000)       43,625,000
Motor vehicles                           12,505,000       2,725,000     (1,647,000)       13,583,000
                                        ------------------------------------------------------------
                                        $70,457,000     $13,598,000    $(8,438,000)      $75,617,000
                                        ============================================================

For the year ended August 29, 1992
- - ----------------------------------

Land, buildings and
 leasehold improvements                 $13,790,000     $ 2,550,000    $  (112,000)      $16,228,000
Machinery and equipment                  40,537,000       7,822,000     (6,635,000)       41,724,000
Motor vehicles                           11,847,000       2,222,000     (1,564,000)       12,505,000
                                        ------------------------------------------------------------
                                        $66,174,000     $12,594,000    $(8,311,000)      $70,457,000
                                        ============================================================

UNIFIRST CORPORATION AND SUBSIDIARIES
- - -------------------------------------
SCHEDULE VIII
- - -------------
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES FOR EACH
- - -------------------------------------------------------
OF THE THREE YEARS IN THE PERIOD ENDED AUGUST 27, 1994
- - ------------------------------------------------------

                                        Balance,        Charged to      Charges for     Balance,
                                        Beginning       Costs and       Which Reserves  End of
Description                             of Period       Expenses        Were Created    Period
- - -------------------------------------------------------------------------------------------------
For the year ended August 27, 1994
- - ----------------------------------

Allowance for
 doubtful accounts                      $440,000        $1,179,000      $(1,037,000)    $ 582,000
                                        =========================================================


For the year ended August 28, 1993
- - ----------------------------------

Allowance for
 doubtful accounts                      $348,000        $1,030,000      $  (938,000)    $ 440,000
                                        =========================================================


For the year ended August 29, 1992
- - ----------------------------------

Allowance for
 doubtful accounts                      $500,000        $1,102,000      $(1,254,000)    $ 348,000
                                        =========================================================


UNIFIRST CORPORATION AND SUBSIDIARIES
- - -------------------------------------
SCHEDULE X
- - ----------
SUPPLEMENTARY INCOME STATEMENT INFORMATION FOR EACH
- - ---------------------------------------------------
OF THE THREE YEARS IN THE PERIOD ENDED AUGUST 27, 1994
- - ------------------------------------------------------


                                                YEAR ENDED
                               --------------------------------------------
                                 August 27,     August 28,      August 29,
      Description                   1994           1993            1992
- - ---------------------------------------------------------------------------
Maintenance and repairs         $ 9,098,000     $ 8,181,000     $ 7,455,000

Depreciation and amortization
 of other assets                 17,912,000      16,454,000      15,999,000

Taxes, other than payroll
 and income taxes                 3,394,000       2,975,000       2,560,000

                                 EXHIBIT INDEX
                                 -------------

                                  Description
                                  -----------

 3-A  Restated Articles of Organization -- incorporated by reference to
      Exhibit 3-A to the Company's Registration Statement on Form S-1 (No. 2-83051) -- and the Articles of Amendment dated January 12, 1988, a copy of which was filed on an exhibit to the Company's Annual Report on Form 10-K for fiscal year ended August 27, 1988 -- and the Articles of Amendment dated January 21, 1993, a copy of which was filed on an exhibit to the Company's Quarterly Report on Form 10-Q for fiscal quarter ended February 27, 1993.

 3-B By-laws -- incorporated by reference to Exhibit 3-B to the Company's Annual Report on Form 10-K for fiscal year ended
      August 31, 1991.

10-A UniFirst Corporation Profit Sharing Plan -- incorporated by reference to Exhibit 10-A to the Company's Annual Report on Form 10-K for fiscal year ended August 26, 1989.

10-C Metropolitan Life Insurance Company Loan Agreement covering issuance of $15,000,000 9-1/4% Senior Notes -- incorporated by reference to Exhibit 10-F to the Company's Annual Report on Form 10-K for fiscal year ended August 29, 1987.

13 The Company's 1994 Annual Report to Shareholders (filed herewith to the extent expressly incorporated by reference herein).

22    List of subsidiaries of the Company:

          Interstate Nuclear Services Corp.
          Interstate Uniform Manufacturing of Puerto Rico, Inc.
          Superior Products & Equipment Co., Inc.
          UniFirst Canada Ltd.
          Texas Industrial Services, Inc.
          U Two Corporation
          UR Corporation
          UniFirst Express, Inc.
          Modern Coverall - Uniform Supply, Inc.

23    Consent of Arthur Andersen LLP

27    Financial Data Schedule