Form 10-Q
period 1994-11-26
UNIFIRST CORP
filed 1995-01-10
CIK 717954

                      SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.
                                    20549




                                  FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934



For the quarter ended                                           Commission File
  November 26, 1994                                              Number 1-8504



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

                        Yes  [X]             No  [  ]


The number of outstanding shares of the registrant's Common Stock and Class B Common Stock as of January 4, 1995 were 7,886,644 and 12,623,964 respectively.

PART 1 - FINANCIAL INFORMATION

FORM 10-Q
UNIFIRST CORPORATION AND SUBSIDIARIES
CONDENSED BALANCE SHEETS
(unaudited)
                                                       November 26,    August 27,    November 27
                                                              1994          1994*           1993
- ------------------------------------------------------------------------------------------------
Assets
Current assets:
   Cash                                               $  4,854,000   $  4,120,000   $  1,780,000
   Receivables                                          34,337,000     30,044,000     28,674,000
   Inventories                                          16,636,000     15,409,000     11,277,000
   Rental merchandise in service                        33,176,000     30,577,000     28,773,000
   Prepaid expenses                                        168,000        109,000        109,000
- ------------------------------------------------------------------------------------------------
      Total current assets                              89,171,000     80,259,000     70,613,000
- ------------------------------------------------------------------------------------------------
Property and equipment:
   Land, buildings and leasehold improvements          104,134,000    101,374,000     96,659,000
   Machinery and equipment                             103,872,000     99,955,000     89,262,000
   Motor vehicles                                       26,709,000     26,237,000     22,332,000
- ------------------------------------------------------------------------------------------------
                                                       234,715,000    227,566,000    208,253,000
   Less - accumulated depreciation                      94,462,000     89,554,000     78,289,000
- ------------------------------------------------------------------------------------------------
                                                       140,253,000    138,012,000    129,964,000
- ------------------------------------------------------------------------------------------------
Other assets                                            36,126,000     31,889,000     29,175,000
- ------------------------------------------------------------------------------------------------
                                                      $265,550,000   $250,160,000   $229,752,000
================================================================================================

Liabilities and Shareholders' Equity
Current liabilities:
   Current maturities of long-term obligations        $  6,933,000   $  6,874,000   $  6,570,000
   Notes payable                                               --         448,000        138,000
   Accounts payable                                     11,912,000     12,246,000     12,270,000
   Accrued liabilities                                  29,184,000     27,265,000     26,646,000
   Accrued and deferred income taxes                     8,280,000      5,469,000      6,120,000
- ------------------------------------------------------------------------------------------------
      Total current liabilities                         56,309,000     52,302,000     51,744,000
- ------------------------------------------------------------------------------------------------
Long-term obligations, net of current maturities        40,509,000     34,728,000     26,814,000
Deferred income taxes                                   14,203,000     13,658,000     13,256,000
- ------------------------------------------------------------------------------------------------
Shareholders' equity:
   Preferred stock, $1.00 par value; 2,000,000
     shares authorized; none issued                            --             --             --
   Common stock, $.10 par value; 30,000,000
     shares authorized; issued and outstanding
     7,886,644 shares                                      788,000        788,000        787,000
   Class B Common stock, $.10 par value; 20,000,000
     shares authorized; issued and outstanding
     12,623,964 shares                                   1,263,000      1,263,000      1,263,000
   Capital surplus                                       7,042,000      7,042,000      7,008,000
   Retained earnings                                   145,970,000    140,866,000    129,086,000
   Cumulative translation adjustment                      (534,000)      (487,000)      (206,000)
- ------------------------------------------------------------------------------------------------
      Total shareholders' equity                       154,529,000    149,472,000    137,938,000
- ------------------------------------------------------------------------------------------------
                                                      $265,550,000   $250,160,000   $229,752,000
================================================================================================

* Condensed from audited financial statements

The accompanying notes are an integral part of these condensed financial statements.

FORM 10-Q
UNIFIRST CORPORATION AND SUBSIDIARIES
CONDENSED STATEMENTS OF INCOME
(unaudited)
                                                      Thirteen      Thirteen
                                                   weeks ended   weeks ended
                                                  November 26,  November 27,
                                                          1994          1993
- ----------------------------------------------------------------------------
Revenues                                           $86,212,000   $78,107,000

Costs and expenses:
   Operating costs                                  52,270,000    46,072,000
   Selling and administrative expenses              19,876,000    18,096,000
   Depreciation and amortization                     4,777,000     4,259,000
- ----------------------------------------------------------------------------
                                                    76,923,000    68,427,000
- ----------------------------------------------------------------------------

Income from operations                               9,289,000     9,680,000
- ----------------------------------------------------------------------------

Interest expense (income):
   Interest expense                                    790,000       634,000
   Interest income                                     (45,000)      (68,000)
- ----------------------------------------------------------------------------
                                                       745,000       566,000
- ----------------------------------------------------------------------------

Income before income taxes                           8,544,000     9,114,000
Provision for income taxes                           2,990,000     3,372,000
- ----------------------------------------------------------------------------

Net income                                         $ 5,554,000   $ 5,742,000
============================================================================

Weighted average number of shares outstanding       20,510,608    20,508,642
============================================================================

Net income per share                                     $0.27         $0.28
============================================================================


The accompanying notes are an integral part of these condensed financial statements.

FORM 10-Q
UNIFIRST CORPORATION AND SUBSIDIARIES
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

                                                                 Thirteen        Thirteen
                                                              weeks ended     weeks ended
                                                             November 26,    November 27,
                                                                     1994            1993
- -----------------------------------------------------------------------------------------
Cash flows from operating activities:
Net Income                                                   $  5,554,000    $  5,742,000
  Adjustments:
  Depreciation                                                  4,043,000       3,592,000
  Amortization of other assets                                    734,000         667,000
  Receivables                                                  (4,300,000)     (3,836,000)
  Inventories                                                  (1,203,000)        308,000
  Rental merchandise in service                                (2,605,000)     (2,219,000)
  Prepaid expenses                                                (58,000)          6,000
  Accounts payable                                               (294,000)      1,337,000
  Accrued liabilities                                           1,922,000       1,428,000
  Accrued and deferred income taxes                             2,813,000         724,000
  Deferred income taxes                                           546,000         573,000
- -----------------------------------------------------------------------------------------
  Net cash provided by operating activities                     7,152,000       8,322,000
- -----------------------------------------------------------------------------------------

Cash flows from investing activities:
Acquisition of businesses, net of working capital acquired     (4,029,000)     (4,000,000)
Capital expenditures                                           (5,960,000)     (6,822,000)
Other assets, net                                              (1,374,000)        (43,000)
- -----------------------------------------------------------------------------------------
  Net cash used in investing activites                        (11,363,000)    (10,865,000)
- -----------------------------------------------------------------------------------------

Cash flows from financing activities:
Increase in debt                                                5,395,000       1,116,000
Cash dividends paid or payable                                   (450,000)       (449,000)
- -----------------------------------------------------------------------------------------
  Net cash provided by financing activities                     4,945,000         667,000
- -----------------------------------------------------------------------------------------

Net increase (decrease) in cash                                   734,000      (1,876,000)
Cash at beginning of period                                     4,120,000       3,656,000
- -----------------------------------------------------------------------------------------

Cash at end of period                                        $  4,854,000    $  1,780,000
=========================================================================================
Supplemental disclosure of cash flow information:

Interest paid                                                $    451,000    $    160,000

Income taxes paid                                            $     15,000    $  2,080,000

=========================================================================================

The accompanying notes are an integral part of these condensed financial statements.

                                   FORM 10-Q
                     UNIFIRST CORPORATION AND SUBSIDIARIES

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                 FOR THE THIRTEEN WEEKS ENDED NOVEMBER 26, 1994


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

  4. On November 18, 1993 the Company's Board of Directors declared a two-for-one stock split, to be effected in the form of a stock dividend, on the Company's Common Stock and Class B Common Stock. The stock dividend was paid on January 19, 1994 to shareholders of record on January 5, 1994. All references to average number of shares outstanding and per share data in these financial statements reflect the effect of the two-for-one split.

  5. On November 1, 1994 the Company acquired all of the outstanding stock of Tennessee Uniform & Towel Service, Inc., a garment rental business located in Nashville, TN.

                                   FORM 10-Q
                     UNIFIRST CORPORATION AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATIONS AND FINANCIAL CONDITION

                 FOR THE THIRTEEN WEEKS ENDED NOVEMBER 26, 1994


RESULTS OF OPERATIONS
- ---------------------

Thirteen Weeks of Fiscal 1995 compared to Thirteen Weeks of Fiscal 1994
- -----------------------------------------------------------------------

Fiscal 1995 first quarter revenues increased $8,105,000 or 10.4% over the fiscal 1994 first quarter. This increase can be attributed to internal growth and modest price increases (8.1%) and acquisitions (2.3%). Income from operations as a percentage of revenue decreased to 10.8% in fiscal 1995 from 12.4% for the fiscal 1994 period. The primary reasons for the decrease are softness in our specialized nuclear business and the continued impact of higher garment costs.

Net interest expense (interest expense less interest income) was $745,000 in fiscal 1995 as compared to $566,000 in fiscal 1994. The increase is attributable to increased debt levels and higher interest rates in fiscal 1995.

The provision for income taxes for the current period was 35.0% as compared to 37.0% for the corresponding 1994 period. The decrease in 1995 is due primarily to the favorable impact of a corporate-owned life insurance program and proportionally more tax-exempt income from Puerto Rico.

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

                          PART II - OTHER INFORMATION

                                   FORM 10-Q
                     UNIFIRST CORPORATION AND SUBSIDIARIES



Item 1.  Legal Proceedings
- --------------------------

Reference is made to Note 2 of notes to condensed financial statements and to the discussion under the heading Environmental Matters in the Company's Annual Report on Form 10-K for the fiscal year ended August 27, 1994.


Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

(a) Exhibits:

         (27)   Financial Data Schedule

(b) Reports on Form 8-K: None


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

                                               UNIFIRST CORPORATION


                                            /s/ Ronald D. Croatti
                                           ----------------------------
                                                Ronald D. Croatti
                                                Vice Chairman and
                                             Chief Executive Officer


Date: January 10, 1995


                                            /s/ John B. Bartlett
                                           ----------------------------
                                                John B. Bartlett
                                              Senior Vice President
                                           and Chief Financial Officer