Form 10-Q
period 1995-02-25
UNIFIRST CORP
filed 1995-04-11
CIK 717954

                      SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.
                                    20549




                                  FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934



        For the quarter ended                         Commission File
          February 25, 1995                            Number 1-8504




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

                                                 Yes  [X]  No [ ]


The number of outstanding shares of the registrant's Common Stock and Class B Common Stock as of April 4, 1995 were 7,886,644 and 12,623,964 respectively.

PART 1 - FINANCIAL INFORMATION

FORM 10-Q
UNIFIRST CORPORATION AND SUBSIDIARIES
CONDENSED BALANCE SHEETS
(unaudited)

                                                          February 25,    August 27,   February 26,
                                                                 1995          1994*          1994
- --------------------------------------------------------------------------------------------------
Assets
Current assets:
   Cash                                                 $   5,344,000  $  4,120,000  $   4,862,000
   Receivables                                             32,040,000    30,044,000     28,378,000
   Inventories                                             17,014,000    15,409,000     12,987,000
   Rental merchandise in service                           32,409,000    30,577,000     28,101,000
   Prepaid expenses                                           146,000       109,000        106,000
- --------------------------------------------------------------------------------------------------
      Total current assets                                 86,953,000    80,259,000     74,434,000
- --------------------------------------------------------------------------------------------------
Property and equipment:
   Land, buildings and leasehold improvements             105,940,000   101,374,000     97,454,000
   Machinery and equipment                                106,115,000    99,955,000     92,530,000
   Motor vehicles                                          27,151,000    26,237,000     22,564,000
- --------------------------------------------------------------------------------------------------
                                                          239,206,000   227,566,000    212,548,000
   Less - accumulated depreciation                         97,784,000    89,554,000     81,769,000
- --------------------------------------------------------------------------------------------------
                                                          141,422,000   138,012,000    130,779,000
- --------------------------------------------------------------------------------------------------
Other assets                                               37,349,000    31,889,000     29,154,000
- --------------------------------------------------------------------------------------------------
                                                        $ 265,724,000  $250,160,000  $ 234,367,000
==================================================================================================
Liabilities and Shareholders' Equity
Current liabilities:
   Current maturities of long-term obligations          $   6,759,000  $  6,874,000  $   6,116,000
   Notes payable                                                  --        448,000        428,000
   Accounts payable                                        11,227,000    12,246,000      7,792,000
   Accrued liabilities                                     33,739,000    27,265,000     25,078,000
   Accrued and deferred income taxes                        4,498,000     5,469,000      4,498,000
- --------------------------------------------------------------------------------------------------
      Total current liabilities                            56,223,000    52,302,000     43,912,000
- --------------------------------------------------------------------------------------------------
Long-term obligations, net of current maturities           37,134,000    34,728,000     35,653,000
Deferred income taxes                                      14,542,000    13,658,000     13,633,000
- --------------------------------------------------------------------------------------------------
Shareholders' equity:
   Preferred stock, $1.00 par value; 2,000,000
     shares authorized; none issued                                --            --             --
   Common stock, $.10 par value; 30,000,000
     shares authorized; issued and outstanding
     7,886,644 shares                                         788,000       788,000        787,000
   Class B Common stock, $.10 par value; 20,000,000
     shares authorized; issued and outstanding
     12,623,964 shares                                      1,263,000     1,263,000      1,263,000
   Capital surplus                                          7,042,000     7,042,000      7,008,000
   Retained earnings                                      149,377,000   140,866,000    132,472,000
   Cumulative translation adjustment                         (645,000)     (487,000)      (361,000)
- --------------------------------------------------------------------------------------------------
      Total shareholders' equity                          157,825,000   149,472,000    141,169,000
- --------------------------------------------------------------------------------------------------
                                                        $ 265,724,000  $250,160,000  $ 234,367,000
==================================================================================================

* Condensed from audited financial statements


The accompanying notes are an integral part of these condensed financial statements.

FORM 10-Q
UNIFIRST CORPORATION AND SUBSIDIARIES
CONDENSED STATEMENTS OF INCOME
(unaudited)

                                                       Twenty-six    Twenty-six      Thirteen       Thirteen
                                                      weeks ended   weeks ended   weeks ended    weeks ended
                                                      February 25,  February 26,  February 25,   February 26,
                                                             1995          1994          1995           1994
- ------------------------------------------------------------------------------------------------------------
Revenues                                             $172,443,000  $154,201,000  $ 86,231,000   $ 76,094,000
- ------------------------------------------------------------------------------------------------------------

Costs and expenses:
   Operating costs                                    108,247,000    94,337,000    55,977,000     48,265,000
   Selling and administrative expenses                 38,756,000    34,804,000    18,880,000     16,708,000
   Depreciation and amortization                        9,529,000     8,687,000     4,752,000      4,428,000
- ------------------------------------------------------------------------------------------------------------
                                                      156,532,000   137,828,000    79,609,000     69,401,000
- ------------------------------------------------------------------------------------------------------------

Income from operations                                 15,911,000    16,373,000     6,622,000      6,693,000
- ------------------------------------------------------------------------------------------------------------

Interest expense (income):
   Interest expense                                     1,535,000     1,308,000       745,000        674,000
   Interest income                                       (101,000)     (138,000)      (56,000)       (70,000)
- ------------------------------------------------------------------------------------------------------------
                                                        1,434,000     1,170,000       689,000        604,000
- ------------------------------------------------------------------------------------------------------------

Income before income taxes                             14,477,000    15,203,000     5,933,000      6,089,000
Provision for income taxes                              5,067,000     5,625,000     2,077,000      2,253,000
- ------------------------------------------------------------------------------------------------------------

Net income                                           $  9,410,000  $  9,578,000  $  3,856,000   $  3,836,000
============================================================================================================

Weighted average number of shares outstanding          20,510,608    20,508,646    20,510,608     20,508,650
============================================================================================================

Net income per share                                        $0.46         $0.47         $0.19          $0.19
============================================================================================================


The accompanying notes are an integral part of these condensed financial statements.

FORM 10-Q
UNIFIRST CORPORATION AND SUBSIDIARIES
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

                                                                        Twenty-six     Twenty-six
                                                                       weeks ended    weeks ended
                                                                       February 25,   February 26,
                                                                              1995           1994
- -------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net Income                                                           $   9,410,000  $   9,578,000
  Adjustments:
  Depreciation                                                           7,955,000      7,282,000
  Amortization of other assets                                           1,574,000      1,405,000
  Receivables                                                           (1,670,000)    (3,191,000)
  Inventories                                                           (1,520,000)    (1,439,000)
  Rental merchandise in service                                           (955,000)    (1,186,000)
  Prepaid expenses                                                          81,000         10,000
  Accounts payable                                                      (1,322,000)    (3,245,000)
  Accrued liabilities                                                    6,364,000       (194,000)
  Accrued and deferred income taxes                                     (1,074,000)      (893,000)
  Deferred income taxes                                                    861,000        956,000
- -------------------------------------------------------------------------------------------------
  Net cash provided by operating activities                             19,704,000      9,083,000
- -------------------------------------------------------------------------------------------------

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired                         (6,614,000)    (4,625,000)
Capital expenditures                                                   (11,149,000)   (11,280,000)
Other assets, net                                                       (1,668,000)      (537,000)
- -------------------------------------------------------------------------------------------------
  Net cash used in investing activites                                 (19,431,000)   (16,442,000)
- -------------------------------------------------------------------------------------------------

Cash flows from financing activities:
Increase in debt                                                         5,825,000     12,516,000
Reduction of debt                                                       (3,975,000)    (3,052,000)
Cash dividends paid or payable                                            (899,000)      (899,000)
- -------------------------------------------------------------------------------------------------
  Net cash provided by financing activities                                951,000      8,565,000
- -------------------------------------------------------------------------------------------------

Net increase in cash                                                     1,224,000      1,206,000
Cash at beginning of period                                              4,120,000      3,656,000
- -------------------------------------------------------------------------------------------------

Cash at end of period                                                $   5,344,000  $   4,862,000
=================================================================================================

Supplemental disclosure of cash flow information:

Interest paid                                                        $   1,563,000  $   1,335,000

Income taxes paid                                                    $   5,292,000  $   5,579,000
=================================================================================================


The accompanying notes are an integral part of these condensed financial statements.

                                   FORM 10-Q
                     UNIFIRST CORPORATION AND SUBSIDIARIES

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

               FOR THE TWENTY-SIX WEEKS ENDED FEBRUARY 25, 1995


1. These condensed financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the information furnished reflects all adjustments which are, in the opinion of management, necessary to a fair statement of results for the interim period. It is suggested that these condensed finanacial statements be read in conjunction with the financial statements and the notes, thereto, included in the Company's latest annual report.

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

                                  FORM 10-Q
                    UNIFIRST CORPORATION AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                    OF OPERATIONS AND FINANCIAL CONDITION

               FOR THE TWENTY-SIX WEEKS ENDED FEBRUARY 25, 1995


RESULTS OF OPERATIONS
- ---------------------

Twenty-six Weeks of Fiscal 1995 compared to Twenty-six Weeks of Fiscal 1994
- ---------------------------------------------------------------------------

Fiscal 1995 revenues for the twenty-six weeks increased $18,242,000 or 11.8% over the twenty-six weeks in fiscal 1994. This increase can be attributed to acquisitions (2.6%), price increases (1.1%) and growth from existing operations (8.1%).

Income from operations as a percentage of revenue decreased to 9.2% in fiscal 1995 from 10.6% for the fiscal 1994 period. The primary reason for the decrease is the impact of higher uniform merchandise costs. Merchandise cost as a percent of revenues increased 1.4% over the prior year. Additionally, in the first half of the year the Company experienced comparatively higher expenses in the operation of its distribution centers and in the new corporate-owned life insurance program. Offsetting these increases were improvements in employee related costs, primarily workers' compensation and health insurance.

Net interest expense (interest expense less interest income) was $1,434,000 in fiscal 1995 as compared to $1,170,000 in fiscal 1994. The increase is attributable to increased debt levels and higher interest rates in fiscal 1995.

The provision for income taxes for the current period was 35.0% as compared to 37.0% for the corresponding 1994 period. The decrease in 1995 is due primarily to the favorable impact of a corporate-owned life insurance program and proportionally more tax-exempt income from Puerto Rico.



Thirteen Weeks ended February 25, 1995 compared to Thirteen Weeks ended
- -----------------------------------------------------------------------
February 26, 1994
- -----------------

Fiscal 1995 second quarter revenues increased $10,137,000 or 13.3% over the fiscal 1994 second quarter. This increase can be attributed to acquisitions (2.8%), price increases (1.1%) and growth from existing operations (9.4%).

Income from operations as a percentage of revenue decreased to 7.7% in fiscal 1995 from 8.8% for the fiscal 1994 period. The primary reason for the decrease is the result of higher uniform merchandise costs, with merchandise cost as a percent of revenues increasing 1.4% over the prior year's second quarter. The nuclear garment services business showed improvement in a quarter to quarter comparison, and depreciation expense as a percent of revenues improved .3% compared to the prior year period.

Net interest expense (interest expense less interest income) was $689,000 in fiscal 1995 as compared to $604,000 in fiscal 1994. The increase is attributable to increased debt levels and higher interest rates in fiscal 1995.

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

                                  FORM 10-Q
                    UNIFIRST CORPORATION AND SUBSIDIARIES

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                    OF OPERATIONS AND FINANCIAL CONDITION
                                 (continued)

               FOR THE TWENTY-SIX WEEKS ENDED FEBRUARY 25, 1995


LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

During the twenty-six weeks ended February 25, 1995 net cash provided by operating activities, $19,704,000, and additional borrowings of $5,825,000 were primarily used for capital expenditures, $11,149,000, acquisition of businesses, $6,614,000, debt repayment, $3,975,000 and dividends, $899,000.

Shareholders' equity as a precent of total capital has increased from 71.1% at August 29, 1992 to 78.2% at February 25, 1995, indicating the improvement in the overall strength of the Company's balance sheet.

The Company had $5,344,000 in cash and $26,250,000 available on its $50,000,000 line of credit as of February 25, 1995. The Company believes its ability to generate cash from operations will adequately cover its foreseeable capital requirements.

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

Item 4.  Submission of Matters to a Vote of Security  Holders
- -------------------------------------------------------------

Registrant's Annual Meeting of Shareholders was held on January 10, 1995. Cynthia Croatti Inello and Reynold L. Hoover were elected and reelected, respectively, to the Board of Directors. With respect to Ms. Inello, 6,724,040 shares of Common Stock and 12,625,964 shares of Class B Common Stock were voted for her election and 17,240 shares of Common Stock were voted against her election. With respect to Mr. Hoover, 6,722,520 shares of Common Stock were voted for his election and 18,760 shares Common Stock were voted against his election.

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

                             UNIFIRST CORPORATION


                              Ronald D. Croatti
                           -----------------------
                              Ronald D. Croatti
                              Vice Chairman and
                           Chief Executive Officer


Date: April 11, 1995


                               John B. Bartlett
                         ---------------------------
                               John B. Bartlett
                            Senior Vice President
                         and Chief Financial Officer