Form 10-Q
period 1995-05-27
UNIFIRST CORP
filed 1995-07-07
CIK 717954

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.
                                     20549




                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934



           For the quarter ended                      Commission File
               May 27, 1995                            Number 1-8504



                              UNIFIRST CORPORATION
             (Exact name of registrant as specified in its charter)



                 Massachusetts                                04-2103460
            (State of Incorporation)                    (IRS Employer ID Number)


                                68 Jonspin Road
                        Wilmington, Massachusetts  01887
                    (Address of principal executive offices)

                 Registrant's telephone number: (508) 658-8888



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                    Yes [X]     No [ ]


         The number of outstanding shares of the registrant's Common Stock and Class B Common Stock as of June 30, 1995 were
         7,886,644 and 12,623,964 respectively.

PART 1 - FINANCIAL INFORMATION


FORM 10-Q
UNIFIRST CORPORATION AND SUBSIDIARIES
CONDENSED BALANCE SHEETS
(unaudited)
                                                            May 27,      August 27,         May 28,
                                                               1995           1994*            1994
- ---------------------------------------------------------------------------------------------------
Assets
Current assets:
   Cash                                                $  4,270,000    $  4,120,000    $  2,085,000
   Receivables                                           35,283,000      30,044,000      31,716,000
   Inventories                                           17,255,000      15,409,000      14,232,000
   Rental merchandise in service                         32,696,000      30,577,000      30,075,000
   Prepaid expenses                                         114,000         109,000         116,000
- ---------------------------------------------------------------------------------------------------
      Total current assets                               89,618,000      80,259,000      78,224,000
- ---------------------------------------------------------------------------------------------------
Property and equipment:
   Land, buildings and leasehold improvements           108,186,000     101,374,000      98,730,000
   Machinery and equipment                              109,522,000      99,955,000      96,608,000
   Motor vehicles                                        27,369,000      26,237,000      25,798,000
- ---------------------------------------------------------------------------------------------------
                                                        245,077,000     227,566,000     221,136,000
   Less - accumulated depreciation                      101,560,000      89,554,000      85,737,000
- ---------------------------------------------------------------------------------------------------
                                                        143,517,000     138,012,000     135,399,000
- ---------------------------------------------------------------------------------------------------
Other assets                                             36,876,000      31,889,000      29,224,000
- ---------------------------------------------------------------------------------------------------
                                                       $270,011,000    $250,160,000    $242,847,000
===================================================================================================

Liabilities and Shareholders' Equity
Current liabilities:
   Current maturities of long-term obligations         $  6,959,000    $  6,874,000    $  6,285,000
   Notes payable                                             66,000         448,000         345,000
   Accounts payable                                      11,025,000      12,246,000      10,488,000
   Accrued liabilities                                   34,301,000      27,265,000      29,064,000
   Accrued and deferred income taxes                      3,977,000       5,469,000       4,396,000
- ---------------------------------------------------------------------------------------------------
      Total current liabilities                          56,328,000      52,302,000      50,578,000
- ---------------------------------------------------------------------------------------------------
Long-term obligations, net of current maturities         35,257,000      34,728,000      32,898,000
Deferred income taxes                                    15,076,000      13,658,000      14,099,000
- ---------------------------------------------------------------------------------------------------
Shareholders' equity:
   Preferred stock, $1.00 par value; 2,000,000
     shares authorized; none issued                             ---             ---             ---
   Common stock, $.10 par value; 30,000,000
     shares authorized; issued and outstanding
     7,886,644 shares                                       789,000         788,000         788,000
   Class B Common stock, $.10 par value; 20,000,000
     shares authorized; issued and outstanding
     12,623,964 shares                                    1,262,000       1,263,000       1,263,000
   Capital surplus                                        7,042,000       7,042,000       7,039,000
   Retained earnings                                    154,694,000     140,866,000     136,792,000
   Cumulative translation adjustment                       (437,000)       (487,000)       (610,000)
- ---------------------------------------------------------------------------------------------------
      Total shareholders' equity                        163,350,000     149,472,000     145,272,000
- ---------------------------------------------------------------------------------------------------
                                                       $270,011,000    $250,160,000    $242,847,000
===================================================================================================

* Condensed from audited financial statements


The accompanying notes are an integral part of these condensed financial statements.


FORM 10-Q
UNIFIRST CORPORATION AND SUBSIDIARIES
CONDENSED STATEMENTS OF INCOME
(unaudited)
                                                            Thirty-nine        Thirty-nine          Thirteen           Thirteen
                                                            weeks ended        weeks ended       weeks ended        weeks ended
                                                                May 27,            May 28,           May 27,            May 28,
                                                                   1995               1994              1995               1994
- -------------------------------------------------------------------------------------------------------------------------------
Revenues                                                   $265,043,000       $237,307,000       $92,600,000        $83,106,000
- -------------------------------------------------------------------------------------------------------------------------------

Costs and expenses:
   Operating costs                                          165,437,000        145,365,000        57,189,000         51,029,000
   Selling and administrative expenses                       59,776,000         54,157,000        21,020,000         19,353,000
   Depreciation and amortization                             14,380,000         13,191,000         4,852,000          4,503,000
- -------------------------------------------------------------------------------------------------------------------------------
                                                            239,593,000        212,713,000        83,061,000         74,885,000
- -------------------------------------------------------------------------------------------------------------------------------

Income from operations                                       25,450,000         24,594,000         9,539,000          8,221,000
- -------------------------------------------------------------------------------------------------------------------------------

Interest expense (income):
   Interest expense                                           2,277,000          1,982,000           742,000            673,000
   Interest income                                             (176,000)          (162,000)          (75,000)           (23,000)
- -------------------------------------------------------------------------------------------------------------------------------
                                                              2,101,000          1,820,000           667,000            650,000
- -------------------------------------------------------------------------------------------------------------------------------

Income before income taxes                                   23,349,000         22,774,000         8,872,000          7,571,000
Provision for income taxes                                    8,172,000          8,426,000         3,105,000          2,801,000
- -------------------------------------------------------------------------------------------------------------------------------

Net income                                                 $ 15,177,000       $ 14,348,000       $ 5,767,000        $ 4,770,000
===============================================================================================================================

Weighted average number of shares outstanding                20,510,608         20,504,246        20,510,608         20,509,122
===============================================================================================================================


Net income per share                                              $0.74              $0.70             $0.28              $0.23
===============================================================================================================================

The accompanying notes are an integral part of these condensed financial statements.

FORM 10-Q
UNIFIRST CORPORATION AND SUBSIDIARIES
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

                                                                  Thirty-nine    Thirty-nine
                                                                  weeks ended    weeks ended
                                                                      May 27,        May 28,
                                                                         1995           1994
- --------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net Income                                                        $15,177,000    $14,348,000
  Adjustments:
  Depreciation                                                     11,965,000     11,053,000
  Amortization of other assets                                      2,415,000      2,138,000
  Receivables                                                      (4,889,000)    (6,566,000)
  Inventories                                                      (1,768,000)    (2,727,000)
  Rental merchandise in service                                    (1,221,000)    (2,592,000)
  Prepaid expenses                                                     (4,000)            --
  Accounts payable                                                 (1,495,000)      (423,000)
  Accrued liabilities                                               6,915,000      3,816,000
  Accrued and deferred income taxes                                (1,601,000)      (986,000)
  Deferred income taxes                                             1,389,000      1,433,000
- --------------------------------------------------------------------------------------------
  Net cash provided by operating activities                        26,883,000     19,494,000
- --------------------------------------------------------------------------------------------

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired                    (6,614,000)    (6,010,000)
Capital expenditures                                              (17,039,000)   (19,566,000)
Other assets, net                                                  (1,963,000)      (972,000)
- --------------------------------------------------------------------------------------------
  Net cash used in investing activites                            (25,616,000)   (26,548,000)
- --------------------------------------------------------------------------------------------

Cash flows from financing activities:
Increase in debt                                                    4,433,000     10,182,000
Reduction of debt                                                  (4,201,000)    (3,382,000)
Proceeds from exercise of stock options                                    --         32,000
Cash dividends paid or payable                                     (1,349,000)    (1,349,000)
- --------------------------------------------------------------------------------------------
  Net cash provided by (used in) financing activities              (1,117,000)     5,483,000
- --------------------------------------------------------------------------------------------

Net increase (decrease) in cash                                       150,000     (1,571,000)
Cash at beginning of period                                         4,120,000      3,656,000
- --------------------------------------------------------------------------------------------

Cash at end of period                                             $ 4,270,000    $ 2,085,000
============================================================================================
Supplemental disclosure of cash flow information:

Interest paid                                                     $ 2,035,000    $ 1,617,000

Income taxes paid                                                 $ 8,249,000    $ 8,015,000
============================================================================================

The accompanying notes are an integral part of these condensed financial statements.

                                   FORM 10-Q
                     UNIFIRST CORPORATION AND SUBSIDIARIES

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                  FOR THE THIRTY-NINE WEEKS ENDED MAY 27, 1995


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

4. On November 1, 1994 the Company acquired all of the outstanding stock of Tennessee Uniform & Towel Service, Inc., a garment rental business located in Nashville, TN.

                                   FORM 10-Q
                     UNIFIRST CORPORATION AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATIONS AND FINANCIAL CONDITION

                  FOR THE THIRTY-NINE WEEKS ENDED MAY 27, 1995


RESULTS OF OPERATIONS
- ---------------------

Thirty-nine Weeks of Fiscal 1995 compared to Thirty-nine Weeks of Fiscal 1994
- -----------------------------------------------------------------------------

Fiscal 1995 revenues for the thirty-nine weeks increased $27,736,000 or 11.7% over the thirty-nine weeks in fiscal 1994. This increase can be attributed to acquisitions (2.4%), price increases (1.0%) and growth from existing operations (8.3%).

Income from operations as a percentage of revenue decreased to 9.6% in the fiscal 1995 period from 10.4% for the fiscal 1994 period. The primary reason for the decrease is the continued impact of higher uniform merchandise costs. Merchandise cost as a percent of revenues increased 1.3% over the prior year. This increase is due to additional new garments placed in service for new customers as well as higher replacement costs for existing customers. The Company has also experienced comparatively higher expenses in the operation of its distribution centers and in the new corporate-owned life insurance program. Offsetting these increases were improvements in employee related costs, primarily workers' compensation and health insurance. Depreciation expense as a percent of revenues improved .2% compared to the prior year, and the Company's operations in Canada and in the nuclear garment services business also showed improvement.

Net interest expense (interest expense less interest income) was $2,101,000 in fiscal 1995 as compared to $1,820,000 in fiscal 1994.
The increase is attributable to increased debt levels in fiscal 1995.

The provision for income taxes for the current period was 35.0% as compared to 37.0% for the corresponding 1994 period. The decrease in 1995 is due primarily to the favorable impact of a corporate-owned life insurance program and proportionally more tax-exempt income from Puerto Rico.


Thirteen Weeks ended May 27, 1995 compared to Thirteen Weeks ended May 28, 1994
- -------------------------------------------------------------------------------

Fiscal 1995 third quarter revenues increased $9,494,000 or 11.4% over the fiscal 1994 third quarter. This increase can be attributed to acquisitions (2.3%), price increases (.9%) and growth from existing operations (8.2%).

Income from operations as a percentage of revenue increased to 10.3% in fiscal 1995 from 9.9% for the fiscal 1994 period. The primary reasons for the increase are favorable comparative quarter to quarter results from the Company's core uniform laundry business and nuclear garment services business. There were also improvements in employee related costs and depreciation expense as discussed above. These improvements were offset somewhat by higher uniform merchandise costs, for the reasons described above, with merchandise cost as a percent of revenues increasing .9% compared to the prior year's quarter.

Net interest expense (interest expense less interest income) was $667,000 in fiscal 1995 as compared to $650,000 in fiscal 1994. The increase is attributable to increased debt levels in fiscal 1995.

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

                                   FORM 10-Q
                     UNIFIRST CORPORATION AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATIONS AND FINANCIAL CONDITION
                                  (continued)

                  FOR THE THIRTY-NINE WEEKS ENDED MAY 27, 1995


LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

During the thirty-nine weeks ended May 27, 1995 net cash provided by operating activities, $26,883,000, and additional borrowings of $4,433,000 were primarily used for capital expenditures, $17,039,000, acquisition of businesses, $6,614,000, debt repayment, $4,201,000 and dividends, $1,349,000.

Shareholders' equity as a percent of total capital has increased from 71.1% at August 29, 1992 to 79.5% at May 27, 1995, indicating the improvement in the overall strength of the Company's balance sheet.

The Company had $4,270,000 in cash and $27,875,000 available on its $50,000,000 line of credit as of May 27, 1995. The Company believes its ability to generate cash from operations will adequately cover its foreseeable capital requirements.


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

                       UNIFIRST CORPORATION


                        Ronald D. Croatti
                   ---------------------------
                        Ronald D. Croatti
                        Vice Chairman and
                     Chief Executive Officer


Date: July 7, 1995


                         John B. Bartlett
                   ---------------------------
                         John B. Bartlett
                      Senior Vice President
                   and Chief Financial Officer