Form 10-K405
period 1995-08-26
UNIFIRST CORP
filed 1995-11-22
CIK 717954

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    ---------
                                    FORM 10-K

  X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
 ---   ACT OF 1934

                    For the fiscal year ended August 26, 1995

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

                                        Yes X               No
                                           ---                ---
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definintive proxy or information incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     The number of outstanding shares of UniFirst Corporation Common Stock and Class B Common Stock at November 13, 1995 were 7,886,644 and 12,623,964, respectively, and the aggregate market value of these shares held by non-affiliates of the Company on said date was $145,014,202 (based upon the closing price of the Company's Common Stock on the New York Stock Exchange on said date and assuming the market value of a share of Class B Common Stock (which is generally non-transferable, but is convertible at any time into one share of Common Stock) is identical to the market value of the Common Stock).

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Company's 1995 Annual Report to Shareholders and the Company's Proxy Statement for its 1996 Annual Meeting of Shareholders (which will be filed with the Securities and Exchange Commission within 120 days after the close of the 1995 fiscal year) are incorporated by reference into Parts II, III and IV hereof.

ITEM 1.  BUSINESS

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

     The Company's principal business, since its inception, has been the rental and servicing of industrial employment uniforms and protective clothing (such as shirts, pants, jackets, coveralls, jumpsuits, lab coats, smocks and aprons) as well as industrial wiper towels, floor mats and other non-garment items. The Company services its customers by picking up the soiled items on a periodic basis, usually weekly, and delivering at the same time cleaned and processed items.

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

     The Company services a wide variety of manufacturers, retailers and service companies, including automobile dealers and service stations, bakeries, transportation companies and agricultural processors. Substantially all of the Company's rental services are provided pursuant to written contracts, primarily for a term of three years. The Company services over 100,000 customer locations in 44 states and Canada from 105 service locations and distribution centers. For fiscal 1993, 1994 and 1995, the Company's garment rental operations produced approximately 65%, 66% and 67%, respectively, of its revenues, and non-garment rental items accounted for another 25% of its revenues in each of those years, with no single customer accounting for more than 1% of total revenues in any year.

     The Company manufactures work pants and shirts for its garment rental operations in its plants in Luquillo, Puerto Rico, and Cave City, Arkansas, respectively. These plants produced approximately 49% of all employment garments which the Company placed in service during fiscal 1995. In 1994, these manufacturing plant's production level was approximately 43%.

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

MARKETING

     The Company markets its services to potential customers through approximately 245 trained sales representatives whose sole function is to develop new sales by adding new accounts and who have no direct responsibility for servicing customer accounts. Potential customers are contacted by telephone and also through sales appointments. The Company has a separately-staffed telemarketing program designed to provide broader and more efficient coverage by screening prospects for the sales representatives.

     The Company believes that customer service is the most important element in developing and maintaining its market position. As of August 26, 1995, existing accounts were serviced by approximately 755 route salespersons and 430 service support people who together are responsible for providing prompt delivery service and ensuring expeditious handling of customer requirements regarding billings, adjustments, garment repairs and other matters. The Company's policy is to resolve all customer inquiries and problems within 24 hours.

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

RAW MATERIALS

     The Company obtained through its manufacturing operations approximately 49% of all garments which it placed in service during fiscal 1995, with other items and the balance of garments being purchased from a variety of suppliers. The Company has experienced no significant difficulty in obtaining any of its raw materials or supplies.

EMPLOYEES

     The Company employs approximately 6,000 persons, about 6% of whom are represented by unions pursuant to 6 separate collective bargaining agreements. The Company considers its employee relations to be satisfactory.

EXECUTIVE OFFICERS

     The executive officers of the Company are as follows:

     NAME                          AGE                POSITION
     ----                          ---                --------
Aldo A. Croatti                    77          Chairman of the Board

Ronald D. Croatti                  52          Vice Chairman of the Board,
                                               President and Chief Executive
                                               Officer

Robert L. Croatti                  59          Executive Vice President

John B. Bartlett                   54          Senior Vice President and
                                               Chief Financial Officer

Cynthia Croatti Inello             40          Treasurer

Bruce P. Boynton                   47          Vice President,
                                               Canadian Operations

Dennis G. Assad                    50          Vice President,
                                               Sales and Marketing

Aldo A. Croatti has been Chairman of the Board since the Company's incorporation in 1950 and of certain of its predecessors since 1940.

Ronald D. Croatti has been Vice Chairman of the Board for more than the past five years, President since August 31, 1995 and Chief Executive Officer since September 1, 1991. Prior to becoming President he was CEO for four years, and prior to becoming CEO he was Chief Operating Officer for more than five years.

Robert L. Croatti has been Executive Vice President for more than the past five years.

John B. Bartlett has been Senior Vice President and Chief Financial Officer for more than the past five years.

Cynthia Croatti Inello has been Treasurer for more than the past five years.

Bruce P. Boynton has been Vice President, Canadian Operations for more than the past five years.

Dennis G. Assad has been Vice President, Sales and Marketing since August 31, 1995. Prior to that he was a Regional General Manager of the Company for more than five years.

Ronald D. Croatti, Robert L. Croatti and Cynthia Croatti Inello are a son, nephew and daughter, respectively, of Aldo A. Croatti.

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

ITEM 2.  PROPERTIES

     At August 26, 1995 the Company owned or occupied 119 facilities containing an aggregate of approximately 2.9 million square feet located in the United States, Canada and Puerto Rico. The Company owns 70 of these facilities containing approximately 2.4 million square feet.

     The following chart summarizes certain information with respect to the principal properties currently owned or leased by the Company.

         LOCATION                                          APPROXIMATE SQUARE FEET
         --------                                          -----------------------
Executive Office & Distribution Center
         Wilmington, MA                                             132,000

Rental Garment Servicing Facilities
         Pittsburgh, PA                                              96,000
         Ontario, CA                                                 90,000
         Springfield, MA                                             68,000
         Washington, DC                                              57,000
         Dallas, TX                                                  55,000
         Nashua, NH                                                  54,000
         Stratford, CT                                               54,000
         Boston, MA                                                  48,000
         Houston, TX                                                 48,000
         Corpus Christi, TX                                          46,000
         Tampa, FL                                                   46,000
         Columbus, OH                                                45,000
         Odessa, TX                                                  45,000
         Richmond, VA                                                45,000
         Portland, ME                                                44,000
         Harlingen, TX                                               42,000
         Toronto, Ontario, Canada                                    41,000
         Buffalo, NY                                                 40,000
         Lubbock, TX                                                 40,000
         Portland, OR                                                40,000
         Tulsa, OK                                                   40,000
         Ocala, FL                                                   38,000
         Los Angeles, CA                                             37,000
         Lebanon, NH                                                 36,000
         Uvalde, TX                                                  36,000
         Charlotte, NC                                               34,000
         Philadelphia, PA                                            34,000
         San Antonio, TX                                             34,000
         Albuquerque, NM                                             33,000
         Amarillo, TX                                                33,000
         Norfolk, VA                                                 33,000
         Vancouver, British Columbia, Canada                         33,000
         Cincinnati, OH                                              32,000
         McAllen, TX                                                 32,000
         Baltimore, MD                                               30,000
         Bangor, ME                                                  30,000

Garment Manufacturing Facilities
         Cave City, AR                                               62,000
         Luquillo, PR                                                44,000

Distribution Center & Emblem Mfg. Facility
         Macon, GA                                                   39,000

Nuclear Garment Decontamination Facilities
         Royersford, PA                                              39,000
         Richland, WA                                                37,000

     The Company owns all the machinery and equipment used in its operations. In the opinion of the Company, all of its facilities and its production, cleaning and decontamination equipment have been well maintained, are in good condition and are adequate for the Company's present needs.

     The Company owns and leases a fleet of approximately 1,400 delivery vans, trucks and other vehicles. The Company believes that these vehicles are in good repair and are adequate for the Company's present needs.

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

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     None

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     See the section entitled "Common Stock Prices and Dividends Per Share" which is incorporated herein by reference, as part of the Company's 1995 Annual Report to Shareholders.

ITEM 6.  SELECTED FINANCIAL DATA

     See the section entitled "Ten Year Financial Summary" which is incorporated herein by reference, as part of the Company's 1995 Annual Report to Shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     See the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" which is incorporated herein by reference, as part of the Company's 1995 Annual Report to Shareholders.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and the accompanying notes, which are incorporated herein by reference to the Company's 1995 Annual Report to Shareholders, are indexed herein under Items 14(a)(1) and (2) of Part IV.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     Not applicable

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     Incorporated by reference to the information provided under the caption "Election of Directors" in the Company's Proxy Statement for its 1996 Annual Meeting of Shareholders.

ITEM 11.  EXECUTIVE COMPENSATION

     Incorporated by reference to the information provided under the caption "Summary Compensation Table" in the Company's Proxy Statement for its 1996 Annual Meeting of Shareholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated by reference to the information provided under the captions "Election of Directors" and "Principal Shareholders" in the Company's Proxy Statement for its 1996 Annual Meeting of Shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated by reference to the information provided under the caption "Certain Transactions" in the Company's Proxy Statement for its 1996 Annual Meeting of Shareholders.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The financial statements listed below are filed as part of this report:

          1.and 2.  Financial Statements and Financial Statement Schedules.

     The financial statements and financial statement schedules listed below are incorporated herein by reference to the Company's 1995 Annual Report to Shareholders.

Consolidated balance sheets as of August 26, 1995 and August 27, 1994

Consolidated statements of income for each of the three years in the period ended August 26, 1995

Consolidated statements of shareholders' equity for each of the three years in the period ended August 26, 1995

Consolidated statements of cash flows for each of the three years in the period ended August 26, 1995

Notes to consolidated financial statements

Report of independent public accountants

The following additional schedules are filed herewith:

     Report of independent public accountants on supplemental schedule to the consolidated financial statements.

     Schedule II -

     Valuation and qualifying accounts and reserves for each of the three years in the period ended August 26, 1995.

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

     (b) During the three months ended August 26, 1995 the Company did not file any reports on Form 8-K with the Securities and Exchange Commission.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                            UniFirst Corporation

                                                     By:    Aldo A. Croatti
                                                        ------------------------
                                                            Aldo A. Croatti
                                                            Chairman

Date: November 22, 1995

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          NAME                           TITLE                                        DATE
          ----                           -----                                        ----
     Aldo A. Croatti                Chairman and Director                       November 22, 1995
---------------------------
     Aldo A. Croatti

                                    Principal Executive
     Ronald D. Croatti              Officer and Director                        November 22, 1995
---------------------------
     Ronald D. Croatti

                                    Principal Financial
                                    Officer and Principal
     John B. Bartlett               Accounting Officer                          November 22, 1995
---------------------------
     John B. Bartlett

  Cynthia Croatti Inello            Director                                    November 22, 1995
---------------------------
  Cynthia Croatti Inello

     Donald J. Evans                Director                                    November 22, 1995
---------------------------
     Donald J. Evans

    Reynold L. Hoover               Director                                    November 22, 1995
---------------------------
    Reynold L. Hoover

      Albert Cohen                  Director                                    November 22, 1995
---------------------------
      Albert Cohen

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SUPPLEMENTAL
                SCHEDULE TO THE CONSOLIDATED FINANCIAL STATEMENTS

To UniFirst Corporation:

     We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in this Form 10-K, and have issued our report thereon dated October 31, 1995. Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The supplemental schedule to the consolidated financial statements listed as Item 14(a)(2) in the Form 10-K is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This supplemental schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein, in relation to the basic consolidated financial statements taken as a whole.

ARTHUR ANDERSEN LLP


Boston, Massachusetts
October 31, 1995

UNIFIRST CORPORATION AND SUBSIDIARIES
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES FOR EACH
OF THE THREE YEARS IN THE PERIOD ENDED AUGUST 26, 1995


                                           Balance,       Charged to        Charges for        Balance,
                                          Beginning       Costs and       Which Reserves       End of
        Description                       of Period        Expenses        Were Created        Period
-------------------------------------------------------------------------------------------------------
For the year ended August 26, 1995
----------------------------------
Allowance for
  doubtful accounts                     $   582,000      $ 1,335,000      $(1,183,000)      $   734,000
                                        ===============================================================

For the year ended August 27, 1994
----------------------------------
Allowance for
  doubtful accounts                     $   440,000      $ 1,179,000      $(1,037,000)      $   582,000
                                        ===============================================================

For the year ended August 28, 1993
----------------------------------
Allowance for
  doubtful accounts                     $   348,000      $ 1,030,000      $  (938,000)      $   440,000
                                        ===============================================================

                                  EXHIBIT INDEX

                                   Description

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

 3-B By-laws -- incorporated by reference to Exhibit 3-B to the Company's Annual Report on Form 10-K for fiscal year ended August 31, 1991.

10-A UniFirst Corporation Profit Sharing Plan -- incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8 (number 33-60781).

10-C Metropolitan Life Insurance Company Loan Agreement covering issuance of $15,000,000 9-1/4% Senior Notes -- incorporated by reference to
          Exhibit 10-F to the Company's Annual Report on Form 10-K for fiscal year ended August 29, 1987.

13 The Company's 1995 Annual Report to Shareholders (filed herewith to the extent expressly incorporated by reference herein).

22        List of subsidiaries of the Company:

               Interstate Nuclear Services Corp.
               Interstate Uniform Manufacturing of Puerto Rico, Inc. Superior Products & Equipment Co., Inc.
               UniFirst Canada Ltd.
               Texas Industrial Services, Inc.
               U Two Corporation
               UR Corporation
               Modern Coverall - Uniform Supply, Inc.
               Tennessee Uniform and Towel Service, Inc.

23        Consent of Arthur Andersen LLP

27        Financial Data Schedule