Form 10-Q
period 1995-11-25
UNIFIRST CORP
filed 1996-01-09
CIK 717954

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.
                                     20549




                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934



For the quarter ended                                           Commission File
  November 25, 1995                                              Number 1-8504



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

                                                                Yes [X]   No [ ]


The number of outstanding shares of the registrant's Common Stock and Class B Common Stock as of January 3, 1996 were 7,886,644 and 12,623,964 respectively.

PART 1 - FINANCIAL INFORMATION

FORM 10-Q
UNIFIRST CORPORATION AND SUBSIDIARIES
CONDENSED BALANCE SHEETS
(unaudited)
                                                      November 25,   August 26, November 26,
                                                              1995        1995*         1994
--------------------------------------------------------------------------------------------
Assets
Current assets:
   Cash                                               $  2,991,000 $  5,889,000 $  4,854,000
   Receivables                                          40,072,000   33,420,000   34,337,000
   Inventories                                          16,592,000   16,484,000   16,636,000
   Rental merchandise in service                        33,364,000   32,731,000   33,176,000
   Prepaid expenses                                        128,000      118,000      168,000
--------------------------------------------------------------------------------------------
      Total current assets                              93,147,000   88,642,000   89,171,000
--------------------------------------------------------------------------------------------
Property and equipment:
   Land, buildings and leasehold improvements          113,567,000  111,148,000  104,134,000
   Machinery and equipment                             112,583,000  109,538,000  103,872,000
   Motor vehicles                                       29,143,000   28,816,000   26,709,000
--------------------------------------------------------------------------------------------
                                                       255,293,000  249,502,000  234,715,000
   Less - accumulated depreciation                     105,088,000  101,428,000   94,462,000
--------------------------------------------------------------------------------------------
                                                       150,205,000  148,074,000  140,253,000
--------------------------------------------------------------------------------------------
Other assets                                            36,878,000   35,975,000   36,126,000
--------------------------------------------------------------------------------------------
                                                      $280,230,000 $272,691,000 $265,550,000
============================================================================================

Liabilities and Shareholders' Equity
Current liabilities:
   Current maturities of long-term obligations        $  4,044,000 $  4,015,000 $  6,933,000
   Notes payable                                           695,000      882,000           --
   Accounts payable                                     13,358,000   12,992,000   11,912,000
   Accrued liabilities                                  36,877,000   35,370,000   29,184,000
   Accrued and deferred income taxes                     7,217,000    3,882,000    8,280,000
--------------------------------------------------------------------------------------------
      Total current liabilities                         62,191,000   57,141,000   56,309,000
--------------------------------------------------------------------------------------------
Long-term obligations, net of current maturities        28,315,000   32,361,000   40,509,000
Deferred income taxes                                   14,819,000   14,593,000   14,203,000
--------------------------------------------------------------------------------------------
Shareholders' equity:
   Preferred stock, $1.00 par value; 2,000,000
     shares authorized; none issued                             --           --           --
   Common stock, $.10 par value; 30,000,000
     shares authorized; issued and outstanding
     7,886,644 shares                                      789,000      789,000      788,000
   Class B Common stock, $.10 par value; 20,000,000
     shares authorized; issued and outstanding
     12,623,964 shares                                   1,262,000    1,262,000    1,263,000
   Capital surplus                                       7,078,000    7,078,000    7,042,000
   Retained earnings                                   166,021,000  159,701,000  145,970,000
   Cumulative translation adjustment                      (245,000)    (234,000)    (534,000)
--------------------------------------------------------------------------------------------
      Total shareholders' equity                       174,905,000  168,596,000  154,529,000
--------------------------------------------------------------------------------------------
                                                      $280,230,000 $272,691,000 $265,550,000
============================================================================================

* Condensed from audited financial statements

The accompanying notes are an integral part of these condensed financial statements.

FORM 10-Q
UNIFIRST CORPORATION AND SUBSIDIARIES
CONDENSED STATEMENTS OF INCOME
(unaudited)
                                                  Thirteen     Thirteen
                                               weeks ended  weeks ended
                                               November 25, November 26,
                                                     1995         1994
-----------------------------------------------------------------------
Revenues                                       $95,413,000  $86,212,000
-----------------------------------------------------------------------

Costs and expenses:
   Operating costs                              57,577,000   52,270,000
   Selling and administrative expenses          21,754,000   19,876,000
   Depreciation and amortization                 4,905,000    4,777,000
-----------------------------------------------------------------------
                                                84,236,000   76,923,000
-----------------------------------------------------------------------

Income from operations                          11,177,000    9,289,000
-----------------------------------------------------------------------

Interest expense (income):
   Interest expense                                665,000      790,000
   Interest income                                 (66,000)     (45,000)
-----------------------------------------------------------------------
                                                   599,000      745,000
-----------------------------------------------------------------------

Income before income taxes                      10,578,000    8,544,000
Provision for income taxes                       3,808,000    2,990,000
-----------------------------------------------------------------------

Net income                                     $ 6,770,000  $ 5,554,000
=======================================================================


Weighted average number of shares outstanding   20,510,608   20,510,608
=======================================================================


Net income per share                           $      0.33  $      0.27
=======================================================================


The accompanying notes are an integral part of these condensed financial statements.

FORM 10-Q
UNIFIRST CORPORATION AND SUBSIDIARIES
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

                                                             Thirteen     Thirteen
                                                          weeks ended  weeks ended
                                                         November 25,  November 26,
                                                                 1995         1994
----------------------------------------------------------------------------------
Cash flows from operating activities:
Net Income                                                $ 6,770,000 $  5,554,000
  Adjustments:
  Depreciation                                              4,110,000    4,043,000
  Amortization of other assets                                795,000      734,000
  Receivables                                              (6,664,000)  (3,943,000)
  Inventories                                                (126,000)  (1,112,000)
  Rental merchandise in service                              (644,000)  (1,825,000)
  Prepaid expenses                                            (11,000)     (35,000)
  Accounts payable                                            450,000     (604,000)
  Accrued liabilities                                       1,513,000    1,799,000
  Accrued and deferred income taxes                         3,340,000    2,835,000
  Deferred income taxes                                       229,000      517,000
----------------------------------------------------------------------------------
  Net cash provided by operating activities                 9,762,000    7,963,000
----------------------------------------------------------------------------------

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired                    --   (5,676,000)
Capital expenditures                                       (6,293,000)  (5,856,000)
Other assets, net                                          (1,719,000)    (642,000)
-----------------------------------------------------------------------------------
  Net cash used in investing activites                     (8,012,000) (12,174,000)
-----------------------------------------------------------------------------------

Cash flows from financing activities:
Increase in debt                                            1,657,000    5,891,000
Reduction of debt                                          (5,855,000)    (496,000)
Cash dividends paid or payable                               (450,000)    (450,000)
----------------------------------------------------------------------------------
  Net cash provided by (used in) financing activities      (4,648,000)   4,945,000
----------------------------------------------------------------------------------
Net increase (decrease) in cash                            (2,898,000)     734,000
Cash at beginning of period                                 5,889,000    4,120,000
----------------------------------------------------------------------------------
Cash at end of period                                     $ 2,991,000 $  4,854,000
==================================================================================

Supplemental disclosure of cash flow information:

Interest paid                                             $   518,000 $    451,000

Income taxes paid                                         $   435,000 $     15,000
==================================================================================

The accompanying notes are an integral part of these condensed financial statements.

                                   FORM 10-Q
                     UNIFIRST CORPORATION AND SUBSIDIARIES

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                 FOR THE THIRTEEN WEEKS ENDED NOVEMBER 25, 1995


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

                                   FORM 10-Q
                     UNIFIRST CORPORATION AND SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATIONS AND FINANCIAL CONDITION

                 FOR THE THIRTEEN WEEKS ENDED NOVEMBER 25, 1995


RESULTS OF OPERATIONS
---------------------

Thirteen Weeks of Fiscal 1996 compared to Thirteen Weeks of Fiscal 1995
-----------------------------------------------------------------------

Fiscal 1996 first quarter revenues increased $9,201,000 or 10.7% over the fiscal 1995 first quarter. This increase can be attributed to acquisitions (1.3%), price increases (1.0%) and growth from existing operations (8.4%).

Income from operations as a percentage of revenue increased to 11.7% in fiscal 1996 from 10.8% for the fiscal 1995 period. The main reason for the increase is improved profit margins in our primary rental business. This resulted primarily from restructuring in the sales and service departments. Also, depreciation expense as a percent of revenues improved .4% compared to the prior period.

Net interest expense (interest expense less interest income) was $599,000 in fiscal 1996 as compared to $745,000 in fiscal 1995. The decrease is attributable to lower debt levels in fiscal 1996.

The provision for income taxes for the current period was 36.0% as compared to 35.0% for the corresponding 1995 period. The increase in 1996 is due primarily to higher state income taxes.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

During the thirteen weeks ended November 25, 1995 net cash provided by operating activities, $9,762,000, and additional borrowings of $1,657,000 were primarily used for capital expenditures, $6,293,000 and debt repayment, $5,855,000.

Shareholders' equity as a percent of total capital has increased from 71.1% at August 29, 1992 to 84.4% at November 25, 1995, indicating the improvement in the overall strength of the Company's balance sheet.

The Company had $2,991,000 in cash and $33,550,000 available on its $50,000,000 line of credit as of November 25, 1995. The Company believes its ability to generate cash from operations will adequately cover its foreseeable capital requirements.


EFFECTS OF INFLATION
--------------------

Inflation has had the effect of increasing the reported amounts of the Company's revenues and costs. The Company uses the last-in, first-out (LIFO) method to value a significant portion of inventories. This method tends to reduce the amount of income due to inflation included in the Company's results of operations. The Company believes that, through increases in its prices and productivity improvements, it has been able to recover increases in costs and expenses attributable to inflation.

                          PART II - OTHER INFORMATION

                                   FORM 10-Q
                     UNIFIRST CORPORATION AND SUBSIDIARIES




Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a) Exhibits:

        (27)  Financial Data Schedule

(b) Reports on Form 8-K: None


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

                              UNIFIRST CORPORATION


                            /s/ RONALD D. CROATTI
                           -----------------------
                                Ronald D. Croatti
                          Vice Chairman, President and
                            Chief Executive Officer


Date: January 9, 1996


                            /s/ JOHN B. BARTLETT
                           ------------------------
                                John B. Bartlett
                             Senior Vice President
                          and Chief Financial Officer