Form 10-Q
period 1996-03-02
UNIFIRST CORP
filed 1996-04-16
CIK 717954

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.
                                      20549




                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



For the quarter ended                             Commission File
     March 2, 1996                                 Number 1-8504



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

                                        Yes [X]     No [ ]


The number of outstanding shares of the registrant's Common Stock and Class B Common Stock as of April 9, 1996 were 7,886,644 and 12,623,964 respectively.

PART 1 - FINANCIAL INFORMATION


FORM 10-Q
UNIFIRST CORPORATION AND SUBSIDIARIES
CONDENSED BALANCE SHEETS
(unaudited)

                                                                   March 2,       August 26,     February 25,
                                                                       1996            1995*             1995
- -------------------------------------------------------------------------------------------------------------
Assets
Current assets:
   Cash                                                        $  5,942,000     $  5,889,000     $  5,344,000
   Receivables                                                   38,312,000       33,420,000       32,040,000
   Inventories                                                   17,431,000       16,484,000       17,014,000
   Rental merchandise in service                                 33,516,000       32,731,000       32,409,000
   Prepaid expenses                                                 102,000          118,000          146,000
- -------------------------------------------------------------------------------------------------------------
      Total current assets                                       95,303,000       88,642,000       86,953,000
- -------------------------------------------------------------------------------------------------------------
Property and equipment:
   Land, buildings and leasehold improvements                   116,152,000      111,148,000      105,940,000
   Machinery and equipment                                      115,860,000      109,538,000      106,115,000
   Motor vehicles                                                31,072,000       28,816,000       27,151,000
- -------------------------------------------------------------------------------------------------------------
                                                                263,084,000      249,502,000      239,206,000
   Less - accumulated depreciation                              108,618,000      101,428,000       97,784,000
- -------------------------------------------------------------------------------------------------------------
                                                                154,466,000      148,074,000      141,422,000
- -------------------------------------------------------------------------------------------------------------
Other assets                                                     44,015,000       35,975,000       37,349,000
- -------------------------------------------------------------------------------------------------------------
                                                               $293,784,000     $272,691,000     $265,724,000
=============================================================================================================

Liabilities and Shareholders' Equity
Current liabilities:
   Current maturities of long-term obligations                 $  1,046,000     $  4,015,000     $  6,759,000
   Notes payable                                                    353,000          882,000               --
   Accounts payable                                              13,144,000       12,992,000       11,227,000
   Accrued liabilities                                           40,131,000       35,370,000       33,739,000
   Accrued and deferred income taxes                              3,909,000        3,882,000        4,498,000
- -------------------------------------------------------------------------------------------------------------
      Total current liabilities                                  58,583,000       57,141,000       56,223,000
- -------------------------------------------------------------------------------------------------------------
Long-term obligations, net of current maturities                 41,014,000       32,361,000       37,134,000
Deferred income taxes                                            14,981,000       14,593,000       14,542,000
- -------------------------------------------------------------------------------------------------------------
Shareholders' equity:
   Preferred stock, $1.00 par value; 2,000,000
     shares authorized; none issued                                      --               --               --
   Common stock, $.10 par value; 30,000,000
     shares authorized; issued and outstanding
     7,886,644 shares                                               789,000          789,000          788,000
   Class B Common stock, $.10 par value; 20,000,000
     shares authorized; issued and outstanding
     12,623,964 shares                                            1,262,000        1,262,000        1,263,000
   Capital surplus                                                7,078,000        7,078,000        7,042,000
   Retained earnings                                            170,507,000      159,701,000      149,377,000
   Cumulative translation adjustment                               (430,000)        (234,000)        (645,000)
- -------------------------------------------------------------------------------------------------------------
      Total shareholders' equity                                179,206,000      168,596,000      157,825,000
- -------------------------------------------------------------------------------------------------------------
                                                               $293,784,000     $272,691,000     $265,724,000
=============================================================================================================

* Condensed from audited financial statements

The accompanying notes are an integral part of these condensed financial statements.

FORM 10-Q
UNIFIRST CORPORATION AND SUBSIDIARIES
CONDENSED STATEMENTS OF INCOME
(unaudited)

                                                          Twenty-seven       Twenty-six         Fourteen         Thirteen
                                                           weeks ended      weeks ended      weeks ended      weeks ended
                                                              March 2,     February 25,         March 2,     February 25,
                                                                  1996             1995             1996             1995
- -------------------------------------------------------------------------------------------------------------------------
Revenues                                                  $196,238,000     $172,443,000     $100,825,000      $86,231,000
- -------------------------------------------------------------------------------------------------------------------------

Costs and expenses:
   Operating costs                                         121,181,000      108,247,000       63,604,000       55,977,000
   Selling and administrative expenses                      45,660,000       38,756,000       23,907,000       18,880,000
   Depreciation and amortization                             9,999,000        9,529,000        5,093,000        4,752,000
- -------------------------------------------------------------------------------------------------------------------------
                                                           176,840,000      156,532,000       92,604,000       79,609,000
- -------------------------------------------------------------------------------------------------------------------------

Income from operations                                      19,398,000       15,911,000        8,221,000        6,622,000
- -------------------------------------------------------------------------------------------------------------------------

Interest expense (income):
   Interest expense                                          1,240,000        1,535,000          574,000          745,000
   Interest income                                            (132,000)        (101,000)         (65,000)         (56,000)
- -------------------------------------------------------------------------------------------------------------------------
                                                             1,108,000        1,434,000          509,000          689,000
- -------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                  18,290,000       14,477,000        7,712,000        5,933,000
Provision for income taxes                                   6,584,000        5,067,000        2,776,000        2,077,000
- -------------------------------------------------------------------------------------------------------------------------

Net income                                                $ 11,706,000     $  9,410,000     $  4,936,000      $ 3,856,000
=========================================================================================================================


Weighted average number of shares outstanding               20,510,608       20,510,608       20,510,608       20,510,608
=========================================================================================================================


Net income per share                                      $       0.57     $       0.46     $       0.24      $      0.19
=========================================================================================================================


The accompanying notes are an integral part of these condensed financial statements.

FORM 10-Q
UNIFIRST CORPORATION AND SUBSIDIARIES
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

                                                                  Twenty-seven       Twenty-six
                                                                   weeks ended      weeks ended
                                                                      March 2,     February 25,
                                                                          1996             1995
- -----------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net Income                                                        $ 11,706,000     $  9,410,000
  Adjustments:
  Depreciation                                                       8,338,000        7,955,000
  Amortization of other assets                                       1,661,000        1,574,000
  Receivables                                                       (4,254,000)      (1,670,000)
  Inventories                                                         (899,000)      (1,520,000)
  Rental merchandise in service                                        303,000         (955,000)
  Prepaid expenses                                                      16,000           81,000
  Accounts payable                                                      99,000       (1,322,000)
  Accrued liabilities                                                4,690,000        6,364,000
  Accrued and deferred income taxes                                     44,000       (1,074,000)
  Deferred income taxes                                                395,000          861,000
- -----------------------------------------------------------------------------------------------
  Net cash provided by operating activities                         22,099,000       19,704,000
- -----------------------------------------------------------------------------------------------

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired                    (11,517,000)      (6,614,000)
Capital expenditures                                               (13,089,000)     (11,149,000)
Other assets, net                                                   (1,712,000)      (1,668,000)
- -----------------------------------------------------------------------------------------------
  Net cash used in investing activities                            (26,318,000)     (19,431,000)
- -----------------------------------------------------------------------------------------------

Cash flows from financing activities:
Increase in debt                                                    12,598,000        5,825,000
Reduction of debt                                                   (7,427,000)      (3,975,000)
Cash dividends paid or payable                                        (899,000)        (899,000)
- -----------------------------------------------------------------------------------------------
  Net cash provided by financing activities                          4,272,000          951,000
- -----------------------------------------------------------------------------------------------

Net increase in cash                                                    53,000        1,224,000
Cash at beginning of period                                          5,889,000        4,120,000
- -----------------------------------------------------------------------------------------------

Cash at end of period                                             $  5,942,000     $  5,344,000
===============================================================================================

Supplemental disclosure of cash flow information:

Interest paid                                                     $  1,283,000     $  1,563,000

Income taxes paid                                                 $  6,356,000     $  5,292,000
===============================================================================================

The accompanying notes are an integral part of these condensed financial statements.

                                  FORM 10-Q

                      UNIFIRST CORPORATION AND SUBSIDIARIES

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                 FOR THE TWENTY-SEVEN WEEKS ENDED MARCH 2, 1996



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


3. In February, 1996 the Company acquired two uniform rental plants in California from National Service Industries, Inc., a garment and linen rental business headquartered in Atlanta, GA.

                                    FORM 10-Q
                      UNIFIRST CORPORATION AND SUBSIDIARIES

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

                 FOR THE TWENTY-SEVEN WEEKS ENDED MARCH 2, 1996


RESULTS OF OPERATIONS
- ---------------------

Twenty-seven Weeks of Fiscal 1996 compared to Twenty-six Weeks of Fiscal 1995
- -----------------------------------------------------------------------------

Revenues for the first twenty-seven weeks of fiscal 1996 increased $23,795,000 or 13.8% over the first twenty-six weeks of fiscal 1995. This increase can be attributed to an extra week of revenue (3.8%), acquisitions (1.0%), price increases (1.0%) and growth from existing operations (8.0%).

Income from operations as a percentage of revenue increased to 9.9% in fiscal 1996 from 9.2% for the fiscal 1995 period. The main reason for the increase is improved profit margins in the Company's primary rental business, principally attributable to restructuring of the Company's service management structure and telemarketing operations. Also, depreciation expense as a percent of revenues improved .4% compared to the prior period.

Net interest expense (interest expense less interest income) was $1,108,000 in fiscal 1996 as compared to $1,434,000 in fiscal 1995. The decrease is attributable to lower average debt levels and lower interest rates in fiscal 1996.

The provision for income taxes for the current period was 36.0% as compared to 35.0% for the corresponding 1995 period. The increase in 1996 is due primarily to higher state income taxes.


Fourteen Weeks ended March 2, 1996 compared to Thirteen Weeks ended
- -------------------------------------------------------------------
February 25, 1995
- -----------------

Fiscal 1996 second quarter revenues increased $14,594,000 or 16.9% over the fiscal 1995 second quarter. This increase can be attributed to an extra week of revenue (7.7%), acquisitions (.6%), price increases (1.0%) and growth from existing operations (7.6%).

Income from operations as a percentage of revenue increased to 8.2% in fiscal 1996 from 7.7% for the fiscal 1995 period. The primary reason for the increase is improved profit margins in our primary rental business as discussed above. Also, depreciation expense as a percent of revenues improved .3% compared to the prior period.

Net interest expense (interest expense less interest income) was $509,000 in fiscal 1996 as compared to $689,000 in fiscal 1995. The decrease is attributable to lower average debt levels and lower interest rates in fiscal 1996.

The provision for income taxes for the current period was 36.0% as compared to 35.0% for the corresponding 1995 period. The increase in 1996 is again due primarily to higher state income taxes

                                    FORM 10-Q
                      UNIFIRST CORPORATION AND SUBSIDIARIES

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION
                                   (continued)

                 FOR THE TWENTY-SEVEN WEEKS ENDED MARCH 2, 1996


LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

During the twenty-seven weeks ended March 2, 1996 net cash provided by operating activities, $22,099,000, and additional borrowings of $12,598,000 were primarily used for capital expenditures, $13,089,000, acquisition of businesses, $11,517,000, debt repayment, $7,427,000 and dividends, $899,000.

Shareholders' equity as a percent of total capital was 81.0% at March 2, 1996, indicating the overall strength of the Company's balance sheet. The Company had $5,942,000 in cash and $18,325,000 available on its $50,000,000 line of credit as of March 2, 1996. The Company believes its ability to generate cash from operations will adequately cover its foreseeable capital requirements.


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

                          PART II - OTHER INFORMATION

                                    FORM 10-Q
                      UNIFIRST CORPORATION AND SUBSIDIARIES



Item 4.  Submission of Matters to a Vote of Security Holders
- ------------------------------------------------------------

Registrant's Annual Meeting of Shareholders was held on January 9, 1996. Ronald
D. Croatti and Donald J. Evans were reelected to the Board of Directors. With respect to Mr. Croatti, 6,591,669 shares of Common Stock and 12,620,464 shares of Class B Common Stock were voted for his election and 144,633 shares of Common Stock were voted against his election. With respect to Mr. Evans, 6,360,069 shares of Common Stock and 12,620,464 shares of Class B Common Stock were voted for his election and 376,233 shares of Common Stock were voted against his election.


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

                              UNIFIRST CORPORATION


                              /s/ RONALD D. CROATTI
                              --------------------------------
                                  Ronald D. Croatti
                                  Vice Chairman, President and
                                  Chief Executive Officer


Date: April 16, 1996


                              /s/   JOHN B. BARTLETT
                              --------------------------------
                                    John B. Bartlett
                                    Senior Vice President
                                    and Chief Financial Officer