Form 10-Q
period 1996-06-01
UNIFIRST CORP
filed 1996-07-12
CIK 717954

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.
                                      20549


                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



For the quarter ended                                         Commission File
    June 1, 1996                                               Number 1-8504



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

                                                 Yes /X/    No / /


The number of outstanding shares of the registrant's Common Stock and Class B Common Stock as of July 3, 1996 were 7,886,644 and 12,623,964 respectively.

PART 1 - FINANCIAL INFORMATION


FORM 10-Q
UNIFIRST CORPORATION AND SUBSIDIARIES
CONDENSED BALANCE SHEETS
(unaudited)
                                                                     June 1,          August 26,             May 27,
                                                                       1996                1995*               1995
- ---------------------------------------------------------------------------------------------------------------------

Assets
Current assets:
   Cash                                                         $  5,533,000        $  5,889,000        $  4,270,000
   Receivables                                                    38,750,000          33,420,000          35,283,000
   Inventories                                                    16,350,000          16,484,000          17,255,000
   Rental merchandise in service                                  35,611,000          32,731,000          32,696,000
   Prepaid expenses                                                  117,000             118,000             114,000
- ---------------------------------------------------------------------------------------------------------------------
      Total current assets                                        96,361,000          88,642,000          89,618,000
- ---------------------------------------------------------------------------------------------------------------------
Property and equipment:
   Land, buildings and leasehold improvements                    118,101,000         111,148,000         108,186,000
   Machinery and equipment                                       119,204,000         109,538,000         109,522,000
   Motor vehicles                                                 33,379,000          28,816,000          27,369,000
- ---------------------------------------------------------------------------------------------------------------------
                                                                 270,684,000         249,502,000         245,077,000
   Less - accumulated depreciation                               111,408,000         101,428,000         101,560,000
- ---------------------------------------------------------------------------------------------------------------------
                                                                 159,276,000         148,074,000         143,517,000
- ---------------------------------------------------------------------------------------------------------------------
Other assets                                                      43,520,000          35,975,000          36,876,000
- ---------------------------------------------------------------------------------------------------------------------
                                                                $299,157,000        $272,691,000        $270,011,000
=====================================================================================================================

Liabilities and Shareholders' Equity
Current liabilities:
   Current maturities of long-term obligations                  $  1,050,000        $  4,015,000        $  6,959,000
   Notes payable                                                          --             882,000              66,000
   Accounts payable                                               13,261,000          12,992,000          11,025,000
   Accrued liabilities                                            38,639,000          35,370,000          34,301,000
   Accrued and deferred income taxes                               4,380,000           3,882,000           3,977,000
- ---------------------------------------------------------------------------------------------------------------------
      Total current liabilities                                   57,330,000          57,141,000          56,328,000
- ---------------------------------------------------------------------------------------------------------------------
Long-term obligations, net of current maturities                  41,287,000          32,361,000          35,257,000
Deferred income taxes                                             15,201,000          14,593,000          15,076,000
- ---------------------------------------------------------------------------------------------------------------------
Shareholders' equity:
   Preferred stock, $1.00 par value; 2,000,000
     shares authorized; none issued                                       --                  --                  --
   Common stock, $.10 par value; 30,000,000
     shares authorized; issued and outstanding
     7,886,644 shares                                                789,000             789,000             789,000
   Class B Common stock, $.10 par value; 20,000,000
     shares authorized; issued and outstanding
     12,623,964 shares                                             1,262,000           1,262,000           1,262,000
   Capital surplus                                                 7,078,000           7,078,000           7,042,000
   Retained earnings                                             176,568,000         159,701,000         154,694,000
   Cumulative translation adjustment                                (358,000)           (234,000)           (437,000)
- ---------------------------------------------------------------------------------------------------------------------
      Total shareholders' equity                                 185,339,000         168,596,000         163,350,000
- ---------------------------------------------------------------------------------------------------------------------
                                                                $299,157,000        $272,691,000        $270,011,000
=====================================================================================================================


* Condensed from audited financial statements
The accompanying notes are an integral part of these condensed financial statements.


FORM 10-Q
UNIFIRST CORPORATION AND SUBSIDIARIES
CONDENSED STATEMENTS OF INCOME
(unaudited)
                                                            Forty         Thirty-nine            Thirteen           Thirteen
                                                      weeks ended         weeks ended         weeks ended        weeks ended
                                                          June 1,             May 27,             June 1,            May 27,
                                                             1996                1995                1996               1995
- -----------------------------------------------------------------------------------------------------------------------------

Revenues                                             $294,792,000        $265,043,000         $98,554,000        $92,600,000
- -----------------------------------------------------------------------------------------------------------------------------

Costs and expenses:
   Operating costs                                    180,520,000         165,437,000          59,339,000         57,189,000
   Selling and administrative expenses                 68,528,000          59,776,000          22,868,000         21,020,000
   Depreciation and amortization                       15,339,000          14,380,000           5,340,000          4,852,000
- -----------------------------------------------------------------------------------------------------------------------------
                                                      264,387,000         239,593,000          87,547,000         83,061,000
- -----------------------------------------------------------------------------------------------------------------------------

Income from operations                                 30,405,000          25,450,000          11,007,000          9,539,000
- -----------------------------------------------------------------------------------------------------------------------------

Interest expense (income):
   Interest expense                                     1,995,000           2,277,000             755,000            742,000
   Interest income                                       (193,000)           (176,000)            (61,000)           (75,000)
- -----------------------------------------------------------------------------------------------------------------------------
                                                        1,802,000           2,101,000             694,000            667,000
- -----------------------------------------------------------------------------------------------------------------------------

Income before income taxes                             28,603,000          23,349,000          10,313,000          8,872,000
Provision for income taxes                             10,297,000           8,172,000           3,713,000          3,105,000
- -----------------------------------------------------------------------------------------------------------------------------

Net income                                           $ 18,306,000        $ 15,177,000         $ 6,600,000        $ 5,767,000
=============================================================================================================================


Weighted average number of shares outstanding          20,510,608          20,510,608          20,510,608         20,510,608
=============================================================================================================================


Net income per share                                        $0.89               $0.74               $0.32              $0.28
=============================================================================================================================


The accompanying notes are an integral part of these condensed financial statements.


FORM 10-Q
UNIFIRST CORPORATION AND SUBSIDIARIES
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)
                                                                         Forty         Thirty-nine
                                                                   weeks ended         weeks ended
                                                                       June 1,             May 27,
                                                                          1996                1995
- ---------------------------------------------------------------------------------------------------

Cash flows from operating activities:
Net Income                                                        $ 18,306,000        $ 15,177,000
  Adjustments:
  Depreciation                                                      12,767,000          11,965,000
  Amortization of other assets                                       2,572,000           2,415,000
  Receivables                                                       (4,688,000)         (4,889,000)
  Inventories                                                          215,000          (1,768,000)
  Rental merchandise in service                                     (1,789,000)         (1,221,000)
  Prepaid expenses                                                          --              (4,000)
  Accounts payable                                                     280,000          (1,495,000)
  Accrued liabilities                                                3,197,000           6,915,000
  Accrued and deferred income taxes                                    513,000          (1,601,000)
  Deferred income taxes                                                614,000           1,389,000
- ---------------------------------------------------------------------------------------------------
  Net cash provided by operating activities                         31,987,000          26,883,000
- ---------------------------------------------------------------------------------------------------

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired                    (11,517,000)         (6,614,000)
Capital expenditures                                               (22,313,000)        (17,039,000)
Other assets, net                                                   (2,168,000)         (1,963,000)
- ---------------------------------------------------------------------------------------------------
  Net cash used in investing activities                            (35,998,000)        (25,616,000)
- ---------------------------------------------------------------------------------------------------

Cash flows from financing activities:
Increase in debt                                                    12,925,000           4,433,000
Reduction of debt                                                   (7,831,000)         (4,201,000)
Cash dividends paid or payable                                      (1,439,000)         (1,349,000)
- ---------------------------------------------------------------------------------------------------
  Net cash provided by (used in) financing activities                3,655,000          (1,117,000)
- ---------------------------------------------------------------------------------------------------

Net increase (decrease) in cash                                       (356,000)            150,000
Cash at beginning of period                                          5,889,000           4,120,000
- ---------------------------------------------------------------------------------------------------

Cash at end of period                                             $  5,533,000        $  4,270,000
===================================================================================================

Supplemental disclosure of cash flow information:

Interest paid                                                     $  2,007,000        $  2,035,000

Income taxes paid                                                 $  9,379,000        $  8,249,000
===================================================================================================

The accompanying notes are an integral part of these condensed financial statements.

                                    FORM 10-Q
                      UNIFIRST CORPORATION AND SUBSIDIARIES

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                     FOR THE FORTY WEEKS ENDED JUNE 1, 1996



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

                                    FORM 10-Q
                      UNIFIRST CORPORATION AND SUBSIDIARIES

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

                     FOR THE FORTY WEEKS ENDED JUNE 1, 1996


RESULTS OF OPERATIONS
- ---------------------

Forty Weeks of Fiscal 1996 compared to Thirty-nine Weeks of Fiscal 1995
- -----------------------------------------------------------------------

Fiscal 1996 revenues for the forty weeks increased $29,749,000 or 11.2% over the thirty-nine weeks in fiscal 1995. This increase can be attributed to an extra week of revenue (2.6%), acquisitions (1.4%), price increases (1.0%) and growth from existing operations (6.2%).

Income from operations as a percentage of revenue increased to 10.3% in fiscal 1996 from 9.6% for the fiscal 1995 period. The main reason for the increase is improved profit margins in the Company's core uniform rental business, principally attributable to restructuring of the Company's service management structure and telemarketing operations.

Net interest expense (interest expense less interest income) was $1,802,000 in fiscal 1996 as compared to $2,101,000 in fiscal 1995. The decrease is attributable to lower average debt levels and lower interest rates in fiscal 1996.

The provision for income taxes for the current period was 36.0% as compared to 35.0% for the corresponding 1995 period. The increase in 1996 is due primarily to higher state income taxes.


Thirteen Weeks ended June 1, 1996 compared to Thirteen Weeks ended May 27, 1995
- -------------------------------------------------------------------------------

Fiscal 1996 third quarter revenues increased $5,954,000 or 6.4% over the fiscal 1995 third quarter. This increase can be attributed to acquisitions (2.1%), price increases (1.0%) and growth from existing operations (3.3%).

Income from operations as a percentage of revenue increased to 11.2% in fiscal 1996 from 10.3% for the fiscal 1995 period. The primary reason for the increase is improved profit margins in the Company's core uniform rental business as discussed above.

Net interest expense (interest expense less interest income) was $694,000 in fiscal 1996 as compared to $667,000 in fiscal 1995. The increase is attributable to higher interest rates in the fiscal 1996 quarter.

The provision for income taxes for the current period was 36.0% as compared to 35.0% for the corresponding 1995 period. The increase in 1996 is again due primarily to higher state income taxes.

                                    FORM 10-Q
                      UNIFIRST CORPORATION AND SUBSIDIARIES

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION
                                   (continued)

                     FOR THE FORTY WEEKS ENDED JUNE 1, 1996


LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

During the forty weeks ended June 1, 1996 net cash provided by operating activities, $31,987,000, and additional borrowings of $12,925,000 were primarily used for capital expenditures, $22,313,000, acquisition of businesses, $11,517,000, debt repayment, $7,831,000 and dividends, $1,439,000.

Shareholders' equity as a percent of total capital was 81.4% at June 1, 1996, indicating the overall strength of the Company's balance sheet. The Company had $5,533,000 in cash and $18,750,000 available on its $50,000,000 line of credit as of June 1, 1996. The Company believes its ability to generate cash from operations will adequately cover its foreseeable capital requirements.


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

                              UNIFIRST CORPORATION


                              /s/ RONALD D. CROATTI
                              -----------------------
                                  Ronald D. Croatti
                          Vice Chairman, President and
                             Chief Executive Officer


Date: July 12, 1996


                              /s/ JOHN B. BARTLETT
                              -----------------------
                                  John B. Bartlett
                              Senior Vice President
                           and Chief Financial Officer