Form 10-K405
period 1996-08-31
UNIFIRST CORP
filed 1996-11-27
CIK 717954

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    ---------
                                    FORM 10-K

 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE --- ACT OF 1934

                    For the fiscal year ended August 31, 1996

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definintive proxy or information incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The number of outstanding shares of UniFirst Corporation Common Stock and Class B Common Stock at November 18, 1996 were 7,888,864 and 12,621,744, respectively, and the aggregate market value of these shares held by non-affiliates of the Company on said date was $204,104,708 (based upon the closing price of the Company's Common Stock on the New York Stock Exchange on said date and assuming the market value of a share of Class B Common Stock (which is generally non-transferable, but is convertible at any time into one share of Common Stock) is identical to the market value of the Common Stock).

                       DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Company's 1996 Annual Report to Shareholders and the Company's Proxy Statement for its 1997 Annual Meeting of Shareholders (which will be filed with the Securities and Exchange Commission within 120 days after the close of the 1996 fiscal year) are incorporated by reference into Parts II, III and IV hereof.

ITEM 1.  BUSINESS
-----------------

     UniFirst is a leading company in the garment rental industry. The Company's services consist principally of manufacturing, renting, cleaning, and delivering a variety of industrial employment garments on a periodic basis, usually weekly. The Company also decontaminates and cleans, in separate facilities, garments which may have been exposed to radioactive materials. Customer billings are rendered and recorded as revenues when services are performed.

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

     Through the Company's services, customers are provided with personalized uniforms and protective work clothing for their employees without the necessity of investing working capital, which is particularly advantageous to customers whose worker turnover is high. The Company's centralized services, specialized equipment and economies of scale generally allow it to be more cost effective in providing garment services than the customers could be by themselves. In order to better service its customers, the Company maintains a relatively higher level of inventory of garments in stock than it believes customary in the industry. Customers are given a broad selection of styles, colors, sizes, fabrics and personalized emblems from which to choose. The Company's uniform program is intended not only to upgrade the image of the customers, but also to improve the effectiveness, morale, safety and satisfaction of their employees.

     The Company services a wide variety of manufacturers, retailers and service companies, including automobile dealers and service stations, bakeries, transportation companies and agricultural processors. Substantially all of the Company's rental services are provided pursuant to written contracts, primarily for a term of five years. The Company services over 100,000 customer locations in 44 states and Canada from 109 service locations and distribution centers. For fiscal 1994, 1995 and 1996, the Company's garment rental operations produced approximately 66%, 67% and 67%, respectively, of its revenues, and non-garment rental items and sales accounted for another 25%, 25% and 26% of its revenues in each of those years, with no single customer accounting for more than 1% of total revenues in any year.

     The Company manufactures work pants and shirts for its garment rental operations in its plants in Luquillo, Puerto Rico and Cave City, Arkansas, respectively. In 1996 the Company began manufacturing other items, primarily jackets, at a third plant in Wilburton, Oklahoma. These plants produced approximately 53% of all employment garments which the Company placed in service during fiscal 1996. In 1995, the Company's manufacturing level was approximately 49%.

     The Company is also in the specialized business of decontaminating and cleaning work clothes which may have been exposed to radioactive materials. The Company's customers in this market include government agencies, research and development laboratories and utilities operating nuclear reactors. The Company operates 11 decontamination facilities, located in Massachusetts, New Mexico, California, Washington, Hawaii, Pennsylvania, South Carolina, Virginia, Georgia, Illinois and the Netherlands. For fiscal 1994, 1995 and 1996, the Company's nuclear garment services business produced approximately 9%, 8% and 7%, respectively, of its revenues.

MARKETING

     The Company markets its services to potential customers through approximately 265 trained sales representatives whose sole function is to develop new sales by adding new accounts and who have no direct responsibility for servicing customer accounts. Potential customers are contacted by mail, by telephone and in-person. Sales representatives develop their own appointments through the use of an extensive proprietary database of pre-screened and qualified business prospects.

     The Company believes that customer service is the most important element in developing and maintaining its market position. As of August 31, 1996, existing accounts were serviced by approximately 850 route salespersons and 470 service support people who together are responsible for providing prompt delivery service and ensuring expeditious handling of customer requirements regarding billings, adjustments, garment repairs and other matters. The Company's policy is to resolve all customer inquiries and problems within 24 hours.

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

RAW MATERIALS

     The Company obtained through its manufacturing operations approximately 53% of all garments which it placed in service during fiscal 1996, with other items and the balance of garments being purchased from a variety of suppliers. The Company has experienced no significant difficulty in obtaining any of its raw materials or supplies.

EMPLOYEES

     The Company employs approximately 6,600 persons, about 6% of whom are represented by unions pursuant to 6 separate collective bargaining agreements. The Company considers its employee relations to be satisfactory.

EXECUTIVE OFFICERS

     The executive officers of the Company are as follows:

     NAME                          AGE              POSITION
     ----                          ---              --------

Aldo A. Croatti                    78         Chairman of the Board

Ronald D. Croatti                  53         Vice Chairman of the Board,
                                              President and Chief Executive
                                              Officer

Robert L. Croatti                  60         Executive Vice President

John B. Bartlett                   55         Senior Vice President and
                                              Chief Financial Officer

Cynthia Croatti                    41         Treasurer

Bruce P. Boynton                   48         Vice President,
                                              Canadian Operations

Dennis G. Assad                    51         Vice President,
                                              Sales and Marketing


Aldo A. Croatti has been Chairman of the Board since the Company's incorporation in 1950 and of certain of its predecessors since 1940.

Ronald D. Croatti has been Vice Chairman of the Board and Chief Executive Officer for more than the past five years and President since August 31, 1995.

Robert L. Croatti has been Executive Vice President for more than the past five years.

John B. Bartlett has been Senior Vice President and Chief Financial Officer for more than the past five years.

Cynthia Croatti has been Treasurer for more than the past five years.

Bruce P. Boynton has been Vice President, Canadian Operations for more than the past five years.

Dennis G. Assad has been Vice President, Sales and Marketing since August 31, 1995. Prior to that he was a Regional General Manager of the Company for more than five years.

Ronald D. Croatti, Robert L. Croatti and Cynthia Croatti are a son, nephew and daughter, respectively, of Aldo A. Croatti.

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

     The Company and several other unaffiliated parties have been identified by the United States Environmental Protection Agency ("EPA") as having contributed to the presence of hazardous substances in the ground water in Woburn, Massachusetts. The Company has not incurred, and does not currently anticipate incurring, expenses in connection therewith which would have a material adverse effect on its financial position or results of operations as a result thereof.

ITEM 2.  PROPERTIES
-------------------

     At August 31, 1996 the Company owned or occupied 123 facilities containing an aggregate of approximately 3.1 million square feet located in the United States, Canada, Puerto Rico and the Netherlands. The Company owns 71 of these facilities containing approximately 2.4 million square feet.

     The following chart summarizes certain information with respect to the principal properties currently owned or leased by the Company.

     LOCATION                                      APPROXIMATE SQUARE FEET
     --------                                      -----------------------
Executive Office & Distribution Center
     Wilmington, MA                                        132,000

Rental Garment Servicing Facilities
     Pittsburgh, PA                                         96,000
     Ontario, CA                                            90,000
     Springfield, MA                                        68,000
     Washington, DC                                         57,000
     Dallas, TX                                             55,000
     Nashua, NH                                             54,000
     Stratford, CT                                          54,000
     Miami, FL                                              50,000
     Boston, MA                                             48,000
     Houston, TX                                            48,000
     Corpus Christi, TX                                     46,000
     Tampa, FL                                              46,000
     Columbus, OH                                           45,000
     Odessa, TX                                             45,000
     Richmond, VA                                           45,000
     Portland, ME                                           44,000
     Harlingen, TX                                          42,000
     Toronto, Ontario, Canada                               41,000
     Buffalo, NY                                            40,000
     Lubbock, TX                                            40,000
     Portland, OR                                           40,000
     Tulsa, OK                                              40,000
     Ocala, FL                                              38,000
     Los Angeles, CA                                        37,000
     Lebanon, NH                                            36,000
     Uvalde, TX                                             36,000
     Vancouver, British Columbia, Canada                    35,000
     Charlotte, NC                                          34,000
     Philadelphia, PA                                       34,000
     San Antonio, TX                                        34,000
     Albuquerque, NM                                        33,000
     Amarillo, TX                                           33,000
     Norfolk, VA                                            33,000
     Cincinnati, OH                                         32,000
     McAllen, TX                                            32,000
     Baltimore, MD                                          30,000
     Bangor, ME                                             30,000

Garment Manufacturing Facilities
     Cave City, AR                                          62,000
     Luquillo, PR                                           44,000

Distribution Center
     Macon, GA                                              39,000

Nuclear Garment Decontamination Facilities
     Royersford, PA                                         39,000
     Richland, WA                                           37,000

     The Company owns all the machinery and equipment used in its operations. In the opinion of the Company, all of its facilities and its production, cleaning and decontamination equipment have been well maintained, are in good condition and are adequate for the Company's present needs.

     The Company owns and leases a fleet of approximately 1,500 delivery vans, trucks and other vehicles. The Company believes that these vehicles are in good repair and are adequate for the Company's present needs.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

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

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
----------------------------------------------------------

     None

                                     PART II
                                     -------

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
---------------------------------------------------------------------------
         MATTERS
         -------

     See the section entitled "Common Stock Prices and Dividends Per Share" which is incorporated herein by reference, as part of the Company's 1996 Annual Report to Shareholders.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

     See the section entitled "Eleven Year Financial Summary" which is incorporated herein by reference, as part of the Company's 1996 Annual Report to Shareholders.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
         OF OPERATIONS
         -------------

     See the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" which is incorporated herein by reference, as part of the Company's 1996 Annual Report to Shareholders.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

     The financial statements and the accompanying notes, which are incorporated herein by reference to the Company's 1996 Annual Report to Shareholders, are indexed herein under Items 14(a)(1) and (2) of Part IV.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
--------------------------------------------------------------

     Not applicable


                                    PART III
                                    --------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
--------------------------------------------------------

     Incorporated by reference to the information provided under the caption "Election of Directors" in the Company's Proxy Statement for its 1997 Annual Meeting of Shareholders.

ITEM 11. EXECUTIVE COMPENSATION
-------------------------------

     Incorporated by reference to the information provided under the caption "Summary Compensation Table" in the Company's Proxy Statement for its 1997 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

     Incorporated by reference to the information provided under the captions "Election of Directors" and "Principal Shareholders" in the Company's Proxy Statement for its 1997 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

     Incorporated by reference to the information provided under the caption "Certain Transactions" in the Company's Proxy Statement for its 1997 Annual Meeting of Shareholders.


                                    PART IV
                                    -------


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
------------------------------------------------------------------------

     (a) The financial statements listed below are filed as part of this report:

         1. and 2. Financial Statements and
                   ------------------------
                   Financial Statement Schedules.
                   ------------------------------

     The financial statements and financial statement schedules listed below are incorporated herein by reference to the Company's 1996 Annual Report to Shareholders.

Consolidated balance sheets as of August 31, 1996 and August 26, 1995

Consolidated statements of income for each of the three years in the period ended August 31, 1996

Consolidated statements of shareholders' equity for each of the three years in the period ended August 31, 1996

Consolidated statements of cash flows for each of the three years in the period ended August 31, 1996

Notes to consolidated financial statements

Report of independent public accountants

The following additional schedules are filed herewith:

     Report of independent public accountants on supplemental schedule to the consolidated financial statements.

     Schedule II -

         Valuation and qualifying accounts and reserves for each of the three years in the period ended August 31, 1996.

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


     3. EXHIBITS. The exhibits listed in the accompanying Exhibit Index are filed as part of this report.

     (b) During the three months ended August 31, 1996 the Company did not file any reports on Form 8-K with the Securities and Exchange Commission.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                    UniFirst Corporation


                                             By:    Aldo A. Croatti
                                                 ----------------------------
                                                    Aldo A. Croatti
                                                    Chairman

Date: November 27, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         NAME                      TITLE                         DATE
         ----                      -----                         ----

   Aldo A. Croatti          Chairman and Director           November 27, 1996
-----------------------
   Aldo A. Croatti


                            Principal Executive
   Ronald D. Croatti        Officer and Director            November 27, 1996
-----------------------
   Ronald D. Croatti

                            Principal Financial
                            Officer and Principal
   John B. Bartlett         Accounting Officer              November 27, 1996
-----------------------
   John B. Bartlett


   Cynthia Croatti          Director                        November 27, 1996
-----------------------
   Cynthia Croatti


   Donald J. Evans          Director                        November 27, 1996
-----------------------
   Donald J. Evans


   Reynold L. Hoover        Director                        November 27, 1996
-----------------------
   Reynold L. Hoover


   Albert Cohen             Director                        November 27, 1996
-----------------------
   Albert Cohen

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SUPPLEMENTAL
                SCHEDULE TO THE CONSOLIDATED FINANCIAL STATEMENTS


To the Board of Directors and Shareholders of UniFirst Corporation:

     We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in this Form 10-K, and have issued our report thereon dated November 4, 1996. Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The supplemental schedule to the consolidated financial statements listed as Item 14(a)(2) in this Form 10-K is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This supplemental schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein, in relation to the basic consolidated financial statements taken as a whole.



ARTHUR ANDERSEN LLP


Boston, Massachusetts
November 4, 1996

UNIFIRST CORPORATION AND SUBSIDIARIES
-------------------------------------

SCHEDULE II
-----------
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES FOR EACH
-------------------------------------------------------
OF THE THREE YEARS IN THE PERIOD ENDED AUGUST 31, 1996
------------------------------------------------------

                                                Balance,     Charged to       Charges for       Balance,
                                               Beginning     Costs and      Which Reserves      End of
              Description                      of Period     Expenses        Were Created       Period
--------------------------------------------------------------------------------------------------------
For the year ended August 31, 1996
----------------------------------

Allowance for
  doubtful accounts                             $734,000     $1,850,000      $(1,741,000)      $843,000
                                               =========================================================


For the year ended August 26, 1995
----------------------------------

Allowance for
  doubtful accounts                             $582,000     $1,335,000      $(1,183,000)      $734,000
                                               =========================================================


For the year ended August 27, 1994
----------------------------------

Allowance for
  doubtful accounts                             $440,000     $1,179,000      $(1,037,000)      $582,000
                                               =========================================================

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

3-B By-laws -- incorporated by reference to Exhibit 3-B to the Company's Annual Report on Form 10-K for fiscal year ended August 31, 1991.

10-A    UniFirst Corporation Profit Sharing Plan -- incorporated by reference to
        Exhibit 4.3 to the Company's Registration Statement on Form S-8 (number 33-60781) -- and the Amendment dated June 27, 1995 filed herewith.

10-C Metropolitan Life Insurance Company Loan Agreement covering issuance of $15,000,000 9-1/4% Senior Notes -- incorporated by reference to Exhibit 10-F to the Company's Annual Report on Form 10-K for fiscal year ended August 29, 1987.

10-D    UniFirst Corporation 1996 Stock Incentive Plan filed herewith.

13 The Company's 1996 Annual Report to Shareholders (filed herewith to the extent expressly incorporated by reference herein).

22      List of Subsidiaries

23      Consent of Arthur Andersen LLP

27      Financial Data Schedule