Form 10-Q
period 1996-11-30
UNIFIRST CORP
filed 1997-01-14
CIK 717954

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.
                                      20549




                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



For the quarter ended                                           Commission File
  November 30, 1996                                              Number 1-8504



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

                                                    Yes [X] No [ ]


The number of outstanding shares of the registrant's Common Stock and Class B Common Stock as of January 8, 1997 were 7,888,864 and 12,621,744 respectively.

PART 1 - FINANCIAL INFORMATION

FORM 10-Q
UNIFIRST CORPORATION AND SUBSIDIARIES

CONDENSED BALANCE SHEETS
(unaudited)
                                                        November 30,       August 31,     November 25,
                                                               1996             1996*            1995
-----------------------------------------------------------------------------------------------------
Assets
Current assets:
   Cash                                                $  3,636,000     $  3,425,000     $  2,991,000
   Receivables                                           39,792,000       36,634,000       40,072,000
   Inventories                                           17,925,000       17,053,000       16,592,000
   Rental merchandise in service                         39,746,000       37,973,000       33,364,000
   Prepaid expenses                                         121,000          127,000          128,000
-----------------------------------------------------------------------------------------------------
      Total current assets                              101,220,000       95,212,000       93,147,000
-----------------------------------------------------------------------------------------------------
Property and equipment:
   Land, buildings and leasehold improvements           123,730,000      119,346,000      113,567,000
   Machinery and equipment                              125,081,000      120,671,000      112,583,000
   Motor vehicles                                        33,406,000       33,278,000       29,143,000
-----------------------------------------------------------------------------------------------------
                                                        282,217,000      273,295,000      255,293,000
   Less - accumulated depreciation                      117,543,000      113,191,000      105,088,000
-----------------------------------------------------------------------------------------------------
                                                        164,674,000      160,104,000      150,205,000
-----------------------------------------------------------------------------------------------------
Other assets                                             45,575,000       47,062,000       36,878,000
-----------------------------------------------------------------------------------------------------
                                                       $311,469,000     $302,378,000     $280,230,000
=====================================================================================================

Liabilities and Shareholders' Equity
Current liabilities:
   Current maturities of long-term obligations         $  1,063,000     $  1,058,000     $  4,044,000
   Notes payable                                          2,705,000        2,757,000          695,000
   Accounts payable                                      13,130,000       11,697,000       13,358,000
   Accrued liabilities                                   38,942,000       37,371,000       36,877,000
   Accrued and deferred income taxes                      6,494,000        3,679,000        7,217,000
-----------------------------------------------------------------------------------------------------
      Total current liabilities                          62,334,000       56,562,000       62,191,000
-----------------------------------------------------------------------------------------------------
Long-term obligations, net of current maturities         33,928,000       38,307,000       28,315,000
Deferred income taxes                                    16,713,000       16,400,000       14,819,000
-----------------------------------------------------------------------------------------------------
Shareholders' equity:
   Preferred stock, $1.00 par value; 2,000,000
     shares authorized; none issued                              --               --               --
   Common stock, $.10 par value; 30,000,000
     shares authorized; issued and outstanding
     7,888,864 shares                                       789,000          789,000          789,000
   Class B Common stock, $.10 par value; 20,000,000
     shares authorized; issued and outstanding
     12,621,744 shares                                    1,262,000        1,262,000        1,262,000
   Capital surplus                                        7,078,000        7,078,000        7,078,000
   Retained earnings                                    189,700,000      182,384,000      166,021,000
   Cumulative translation adjustment                       (335,000)        (404,000)        (245,000)
-----------------------------------------------------------------------------------------------------
      Total shareholders' equity                        198,494,000      191,109,000      174,905,000
-----------------------------------------------------------------------------------------------------
                                                       $311,469,000     $302,378,000     $280,230,000
=====================================================================================================

* Condensed from audited financial statements

The accompanying notes are an integral part of these condensed financial statements.

FORM 10-Q
UNIFIRST CORPORATION AND SUBSIDIARIES

CONDENSED STATEMENTS OF INCOME
(unaudited)
                                                     Thirteen        Thirteen
                                                  weeks ended     weeks ended
                                                  November 30,    November 25,
                                                         1996            1995
-----------------------------------------------------------------------------
Revenues                                         $103,976,000     $95,413,000
-----------------------------------------------------------------------------

Costs and expenses:
   Operating costs                                 62,120,000      57,577,000
   Selling and administrative expenses             23,520,000      21,754,000
   Depreciation and amortization                    5,547,000       4,905,000
-----------------------------------------------------------------------------
                                                   91,187,000      84,236,000
-----------------------------------------------------------------------------

Income from operations                             12,789,000      11,177,000
-----------------------------------------------------------------------------

Interest expense (income):
   Interest expense                                   585,000         665,000
   Interest income                                    (70,000)        (66,000)
-----------------------------------------------------------------------------
                                                      515,000         599,000
-----------------------------------------------------------------------------

Income before income taxes                         12,274,000      10,578,000
Provision for income taxes                          4,419,000       3,808,000
-----------------------------------------------------------------------------

Net income                                       $  7,855,000     $ 6,770,000
=============================================================================


Weighted average number of shares outstanding      20,510,608      20,510,608
=============================================================================


Net income per share                                    $0.38           $0.33
=============================================================================

The accompanying notes are an integral part of these condensed financial statements.

FORM 10-Q
UNIFIRST CORPORATION AND SUBSIDIARIES

CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

                                                            Thirteen        Thirteen
                                                         weeks ended     weeks ended
                                                         November 30,    November 25,
                                                                1996            1995
------------------------------------------------------------------------------------
Cash flows from operating activities:
Net Income                                               $ 7,855,000     $ 6,770,000
  Adjustments:
  Depreciation                                             4,627,000       4,110,000
  Amortization of other assets                               920,000         795,000
  Receivables                                             (3,138,000)     (6,664,000)
  Inventories                                               (945,000)       (126,000)
  Rental merchandise in service                           (1,756,000)       (644,000)
  Prepaid expenses                                             6,000         (11,000)
  Accounts payable                                         1,438,000         450,000
  Accrued liabilities                                      1,561,000       1,513,000
  Accrued and deferred income taxes                        2,803,000       3,340,000
  Deferred income taxes                                      309,000         229,000
------------------------------------------------------------------------------------
  Net cash provided by operating activities               13,680,000       9,762,000
------------------------------------------------------------------------------------

Cash flows from investing activities:
Capital expenditures                                      (9,121,000)     (6,293,000)
Other assets, net                                            618,000      (1,719,000)
------------------------------------------------------------------------------------
  Net cash used in investing activities                   (8,503,000)     (8,012,000)
------------------------------------------------------------------------------------

Cash flows from financing activities:
Increase in debt                                                  --       1,657,000
Reduction of debt                                         (4,427,000)     (5,855,000)
Cash dividends paid or payable                              (539,000)       (450,000)
------------------------------------------------------------------------------------
  Net cash used in financing activities                   (4,966,000)     (4,648,000)
------------------------------------------------------------------------------------

Net increase (decrease) in cash                              211,000      (2,898,000)
Cash at beginning of period                                3,425,000       5,889,000
------------------------------------------------------------------------------------

Cash at end of period                                    $ 3,636,000     $ 2,991,000
====================================================================================

Supplemental disclosure of cash flow information:

Interest paid                                            $   551,000     $   518,000

Income taxes paid                                        $ 1,291,000     $   435,000
====================================================================================

The accompanying notes are an integral part of these condensed financial statements.

                                    FORM 10-Q
                      UNIFIRST CORPORATION AND SUBSIDIARIES

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                 FOR THE THIRTEEN WEEKS ENDED NOVEMBER 30, 1996



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


2. From time to time, the Company is subject to legal proceedings and claims arising from the conduct of their business operations, including personal injury, customer contract, employment claims and environmental matters. In the opinion of management, such proceedings and claims are not likely to result in losses which would have a material adverse effect upon the financial position or results of operations of the Company.

                                    FORM 10-Q
                      UNIFIRST CORPORATION AND SUBSIDIARIES

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

                 FOR THE THIRTEEN WEEKS ENDED NOVEMBER 30, 1996


RESULTS OF OPERATIONS
---------------------

Thirteen Weeks of Fiscal 1997 compared to Thirteen Weeks of Fiscal 1996
-----------------------------------------------------------------------

Fiscal 1997 first quarter revenues increased $8,563,000 or 9.0% over the fiscal 1996 first quarter. This increase can be attributed to acquisitions (3.3%), price increases (1.0%) and growth from existing operations (4.7%).

Income from operations as a percentage of revenue increased to 12.3% in fiscal 1997 from 11.7% for the fiscal 1996 period. The main reason for the increase is improved profit margins in the Company's core uniform rental business, primarily attributable to improved performance from acquisitions made in prior years.

Net interest expense (interest expense less interest income) was $515,000 in fiscal 1997 as compared to $599,000 in fiscal 1996. The decrease is attributable to lower interest rates in fiscal 1997.

The Company's effective income tax rate was 36.0% in both periods.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

During the thirteen weeks ended November 30, 1996 net cash provided by operating activities, $13,680,000, was primarily used for capital expenditures, $9,121,000 and debt repayment, $4,427,000.

Shareholders' equity at November 30, 1996 was $198.5 milllion, 85.0% of total capitalization, indicating the overall strength of the Company's balance sheet.

The Company had $3,636,000 in cash and $33,550,000 available on its $60,000,000 line of credit as of November 30, 1996. The Company believes its ability to generate cash from operations will adequately cover its foreseeable capital requirements.


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



Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

(a) Exhibits:

    (27) Financial Data Schedule

(b) Reports on Form 8-K: None


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

                              UNIFIRST CORPORATION


                              /s/ RONALD D. CROATTI
                          ----------------------------
                                Ronald D. Croatti
                          Vice Chairman, President and
                             Chief Executive Officer


Date: January 14, 1997


                              /s/ JOHN B. BARTLETT
                           ---------------------------
                                John B. Bartlett
                              Senior Vice President
                           and Chief Financial Officer