Form 10-Q
period 1997-03-01
UNIFIRST CORP
filed 1997-04-15
CIK 717954

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.
                                      20549




                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



For the quarter ended                                            Commission File
  March 1, 1997                                                   Number 1-8504



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

                                                 Yes [X]    No [ ]


The number of outstanding shares of the registrant's Common Stock and Class B Common Stock as of April 7, 1997 were 7,888,864 and 12,621,744 respectively.

PART 1 - FINANCIAL INFORMATION

FORM 10-Q
UNIFIRST CORPORATION AND SUBSIDIARIES

CONDENSED BALANCE SHEETS
(unaudited)
                                                             March 1,        August 31,          March 2,
                                                                1997              1996*             1996
---------------------------------------------------------------------------------------------------------
Assets
Current assets:
   Cash                                                 $  7,186,000      $  3,425,000      $  5,942,000
   Receivables                                            38,419,000        36,634,000        38,312,000
   Inventories                                            19,454,000        17,053,000        17,431,000
   Rental merchandise in service                          38,833,000        37,973,000        33,516,000
   Prepaid expenses                                          130,000           127,000           102,000
---------------------------------------------------------------------------------------------------------
      Total current assets                               104,022,000        95,212,000        95,303,000
---------------------------------------------------------------------------------------------------------
Property and equipment:
   Land, buildings and leasehold improvements            129,005,000       119,346,000       116,152,000
   Machinery and equipment                               130,402,000       120,671,000       115,860,000
   Motor vehicles                                         33,814,000        33,278,000        31,072,000
---------------------------------------------------------------------------------------------------------
                                                         293,221,000       273,295,000       263,084,000
   Less - accumulated depreciation                       120,947,000       113,191,000       108,618,000
---------------------------------------------------------------------------------------------------------
                                                         172,274,000       160,104,000       154,466,000
---------------------------------------------------------------------------------------------------------
Other assets                                              46,006,000        47,062,000        44,015,000
---------------------------------------------------------------------------------------------------------
                                                        $322,302,000      $302,378,000      $293,784,000
=========================================================================================================

Liabilities and Shareholders' Equity
Current liabilities:
   Current maturities of long-term obligations          $  1,032,000      $  1,058,000      $  1,046,000
   Notes payable                                           3,144,000         2,757,000           353,000
   Accounts payable                                       14,423,000        11,697,000        13,144,000
   Accrued liabilities                                    41,065,000        37,371,000        40,131,000
   Accrued and deferred income taxes                       3,916,000         3,679,000         3,909,000
---------------------------------------------------------------------------------------------------------
      Total current liabilities                           63,580,000        56,562,000        58,583,000
---------------------------------------------------------------------------------------------------------
Long-term obligations, net of current maturities          38,517,000        38,307,000        41,014,000
Deferred income taxes                                     16,925,000        16,400,000        14,981,000
---------------------------------------------------------------------------------------------------------
Shareholders' equity:
   Preferred stock, $1.00 par value; 2,000,000
     shares authorized; none issued                               --                --                --
   Common stock, $.10 par value; 30,000,000
     shares authorized; issued and outstanding
     7,888,864 shares                                        789,000           789,000           789,000
   Class B Common stock, $.10 par value; 20,000,000
     shares authorized; issued and outstanding
     12,621,744 shares                                     1,262,000         1,262,000         1,262,000
   Capital surplus                                         7,078,000         7,078,000         7,078,000
   Retained earnings                                     194,689,000       182,384,000       170,507,000
   Cumulative translation adjustment                        (538,000)         (404,000)         (430,000)
---------------------------------------------------------------------------------------------------------
      Total shareholders' equity                         203,280,000       191,109,000       179,206,000
---------------------------------------------------------------------------------------------------------
                                                        $322,302,000      $302,378,000      $293,784,000
=========================================================================================================

* Condensed from audited financial statements

The accompanying notes are an integral part of these condensed financial statements.

FORM 10-Q
UNIFIRST CORPORATION AND SUBSIDIARIES

CONDENSED STATEMENTS OF INCOME
(unaudited)
                                                    Twenty-six      Twenty-seven           Thirteen         Fourteen
                                                   weeks ended       weeks ended        weeks ended      weeks ended
                                                       March 1,          March 2,           March 1,         March 2,
                                                          1997              1996              1997              1996
----------------------------------------------------------------------------------------------------------------------

Revenues                                          $206,040,000      $196,238,000      $102,064,000      $100,825,000
----------------------------------------------------------------------------------------------------------------------

Costs and expenses:
   Operating costs                                 126,338,000       121,181,000        64,218,000        63,604,000
   Selling and administrative expenses              46,553,000        45,660,000        23,033,000        23,907,000
   Depreciation and amortization                    11,192,000         9,999,000         5,645,000         5,093,000
----------------------------------------------------------------------------------------------------------------------
                                                   184,083,000       176,840,000        92,896,000        92,604,000
----------------------------------------------------------------------------------------------------------------------

Income from operations                              21,957,000        19,398,000         9,168,000         8,221,000
----------------------------------------------------------------------------------------------------------------------

Interest expense (income):
   Interest expense                                  1,151,000         1,240,000           566,000           574,000
   Interest income                                    (106,000)         (132,000)          (36,000)          (65,000)
----------------------------------------------------------------------------------------------------------------------
                                                     1,045,000         1,108,000           530,000           509,000
----------------------------------------------------------------------------------------------------------------------

Income before income taxes                          20,912,000        18,290,000         8,638,000         7,712,000
Provision for income taxes                           7,528,000         6,584,000         3,109,000         2,776,000
----------------------------------------------------------------------------------------------------------------------

Net income                                        $ 13,384,000      $ 11,706,000      $  5,529,000      $  4,936,000
======================================================================================================================


Weighted average number of shares outstanding       20,510,608        20,510,608        20,510,608        20,510,608
======================================================================================================================


Net income per share                                     $0.65             $0.57             $0.27             $0.24
======================================================================================================================


The accompanying notes are an integral part of these condensed financial statements.

FORM 10-Q
UNIFIRST CORPORATION AND SUBSIDIARIES

CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

                                                           Twenty-six      Twenty-seven
                                                          weeks ended       weeks ended
                                                              March 1,          March 2,
                                                                 1997              1996
-----------------------------------------------------------------------------------------

Cash flows from operating activities:
Net Income                                               $ 13,384,000      $ 11,706,000
  Adjustments:
  Depreciation                                              9,351,000         8,338,000
  Amortization of other assets                              1,841,000         1,661,000
  Receivables                                              (1,680,000)       (4,254,000)
  Inventories                                              (2,437,000)         (899,000)
  Rental merchandise in service                              (623,000)          303,000
  Prepaid expenses                                             (3,000)           16,000
  Accounts payable                                          2,700,000            99,000
  Accrued liabilities                                       3,698,000         4,690,000
  Accrued and deferred income taxes                           241,000            44,000
  Deferred income taxes                                       527,000           395,000
-----------------------------------------------------------------------------------------
  Net cash provided by operating activities                26,999,000        22,099,000
-----------------------------------------------------------------------------------------

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired            (1,677,000)      (11,517,000)
Capital expenditures                                      (21,540,000)      (13,089,000)
Other assets, net                                             487,000        (1,712,000)
-----------------------------------------------------------------------------------------
  Net cash used in investing activities                   (22,730,000)      (26,318,000)
-----------------------------------------------------------------------------------------

Cash flows from financing activities:
Increase in debt                                            1,789,000        12,598,000
Reduction of debt                                          (1,218,000)       (7,427,000)
Cash dividends paid or payable                             (1,079,000)         (899,000)
-----------------------------------------------------------------------------------------
  Net cash provided by (used in) financing activities        (508,000)        4,272,000
-----------------------------------------------------------------------------------------

Net increase in cash                                        3,761,000            53,000
Cash at beginning of period                                 3,425,000         5,889,000
-----------------------------------------------------------------------------------------

Cash at end of period                                    $  7,186,000      $  5,942,000
=========================================================================================

Supplemental disclosure of cash flow information:

Interest paid                                            $  1,138,000      $  1,283,000

Income taxes paid                                        $  6,766,000      $  6,356,000
=========================================================================================

The accompanying notes are an integral part of these condensed financial statements.

                                    FORM 10-Q
                      UNIFIRST CORPORATION AND SUBSIDIARIES

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                  FOR THE TWENTY-SIX WEEKS ENDED MARCH 1, 1997



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

                                    FORM 10-Q
                      UNIFIRST CORPORATION AND SUBSIDIARIES

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

                  FOR THE TWENTY-SIX WEEKS ENDED MARCH 1, 1997


RESULTS OF OPERATIONS
---------------------

Twenty-six Weeks of Fiscal 1997 compared to Twenty-seven Weeks of Fiscal 1996
-----------------------------------------------------------------------------

Revenues for the first twenty-six weeks of fiscal 1997 increased $9,802,000 or 5.0% over the first twenty-seven weeks of fiscal 1996. This increase can be attributed to acquisitions (3.0%), price increases (1.0%) and growth from existing operations (4.7%) offset by one week less of revenue (3.7%) in fiscal 1997.

Income from operations as a percentage of revenue increased to 10.7% in fiscal 1997 from 9.9% for the fiscal 1996 period. The main reason for the increase is improved profit margins in the Company's core uniform rental business.

Net interest expense (interest expense less interest income) was $1,045,000 in fiscal 1997 as compared to $1,108,000 in fiscal 1996. The decrease is attributable to lower interest rates in fiscal 1997.

The Company's effective income tax rate was 36.0% in both periods.


Thirteen Weeks ended March 1, 1997 Compared to Fourteen Weeks ended March 2,
----------------------------------------------------------------------------
1996
----

Fiscal 1997 second quarter revenues increased $1,239,000 or 1.2% compared to the fourteen weeks in fiscal 1996. This increase can be attributed to acquisitions (2.7%), price increases (1.0%) and growth from existing operations (4.6%) offset by one week less of revenue (7.1%) in the 1997 second quarter.

Income from operations as a percentage of revenue increased to 9.0% in fiscal 1997 from 8.2% for the fiscal 1996 period. The primary reason for the increase is improved profit margins in the Company's core uniform rental business.

Net interest expense (interest expense less interest income) was $530,000 in fiscal 1997 as compared to $509,000 in fiscal 1996. The increase is attributable to higher average debt levels in the fiscal 1997 quarter.

The Company's effective income tax rate was 36.0% in both periods.

                                    FORM 10-Q
                      UNIFIRST CORPORATION AND SUBSIDIARIES

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION
                                   (continued)

                  FOR THE TWENTY-SIX WEEKS ENDED MARCH 1, 1997


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

During the twenty-six weeks ended March 1, 1997 net cash provided by operating activities, $26,999,000, was primarily used for capital expenditures, $21,540,000, acquisition of a business, $1,677,000 and dividends, $1,079,000.

The Company had $7,186,000 in cash and $28,200,000 available on its $60,000,000 line of credit as of March 1, 1997. The Company believes its ability to generate cash from operations will adequately cover its foreseeable capital requirements.

Shareholders' equity at March 1, 1997 was $203.3 million, 83.7% of total capitalization, indicating the overall strength of the Company's balance sheet.

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

                           PART II - OTHER INFORMATION


                                    FORM 10-Q
                      UNIFIRST CORPORATION AND SUBSIDIARIES



Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

Registrant's Annual Meeting of Shareholders was held on January 14, 1997. Aldo
A. Croatti and Albert Cohen were reelected to the Board of Directors. With respect to Mr. Croatti, 7,359,449 shares of Common Stock and 12,620,464 shares of Class B Common Stock were voted for his election and 112,689 shares of Common Stock were voted against his election. With respect to Mr. Cohen, 7,315,249 shares of Common Stock were voted for his election and 156,889 shares of Common Stock were voted against his election.

Also at this meeting, the UniFirst 1996 Stock Incentive Plan was approved, with 5,426,541 shares of Common Stock and 12,620,464 shares of Class B Common Stock voting in favor of the Plan, 1,964,321 shares of Common Stock voting against the Plan and 81,276 shares of Common Stock abstaining.

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

                              UNIFIRST CORPORATION


                                           /s/   RONALD D. CROATTI
                                           ------------------------------
                                                 Ronald D. Croatti
                                           Vice Chairman, President and
                                              Chief Executive Officer


Date: April 15, 1997


                                           /s/    JOHN B. BARTLETT
                                           ------------------------------
                                                  John B. Bartlett
                                               Senior Vice President
                                            and Chief Financial Officer