Form 10-Q
period 1997-05-31
UNIFIRST CORP
filed 1997-07-15
CIK 717954

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.
                                      20549


                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



     For the quarter ended                            Commission File
         May 31, 1997                                  Number 1-8504



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


                                                Yes [X]       No [ ]


The number of outstanding shares of the registrant's Common Stock and Class B Common Stock as of July 7, 1997 were 7,893,864 and 12,616,744 respectively.

PART 1 - FINANCIAL INFORMATION

FORM 10-Q
UNIFIRST CORPORATION AND SUBSIDIARIES
CONDENSED BALANCE SHEETS
(unaudited)

                                                             May 31,              August 31,                June 1,
                                                                1997                    1996*                  1996
--------------------------------------------------------------------------------------------------------------------
Assets
Current assets:
   Cash                                                 $  5,936,000            $  3,425,000           $  5,533,000
   Receivables                                            39,855,000              36,634,000             38,750,000
   Inventories                                            20,192,000              17,053,000             16,350,000
   Rental merchandise in service                          39,362,000              37,973,000             35,611,000
   Prepaid expenses                                          140,000                 127,000                117,000
--------------------------------------------------------------------------------------------------------------------
      Total current assets                               105,485,000              95,212,000             96,361,000
--------------------------------------------------------------------------------------------------------------------
Property and equipment:
   Land, buildings and leasehold improvements            133,489,000             119,346,000            118,101,000
   Machinery and equipment                               136,060,000             120,671,000            119,204,000
   Motor vehicles                                         36,690,000              33,278,000             33,379,000
--------------------------------------------------------------------------------------------------------------------
                                                         306,239,000             273,295,000            270,684,000
   Less - accumulated depreciation                       124,252,000             113,191,000            111,408,000
--------------------------------------------------------------------------------------------------------------------
                                                         181,987,000             160,104,000            159,276,000
--------------------------------------------------------------------------------------------------------------------
Other assets                                              48,767,000              47,062,000             43,520,000
--------------------------------------------------------------------------------------------------------------------
                                                        $336,239,000            $302,378,000           $299,157,000
====================================================================================================================

Liabilities and Shareholders' Equity
Current liabilities:
   Current maturities of long-term obligations          $  1,037,000            $  1,058,000           $  1,050,000
   Notes payable                                           3,340,000               2,757,000                     --
   Accounts payable                                       13,075,000              11,697,000             13,261,000
   Accrued liabilities                                    46,167,000              37,371,000             38,639,000
   Accrued and deferred income taxes                       2,679,000               3,679,000              4,380,000
--------------------------------------------------------------------------------------------------------------------
      Total current liabilities                           66,298,000              56,562,000             57,330,000
--------------------------------------------------------------------------------------------------------------------
Long-term obligations, net of current maturities          42,745,000              38,307,000             41,287,000
Deferred income taxes                                     17,213,000              16,400,000             15,201,000
--------------------------------------------------------------------------------------------------------------------
Shareholders' equity:
   Preferred stock, $1.00 par value; 2,000,000
     shares authorized; none issued                               --                      --                     --
   Common stock, $.10 par value; 30,000,000
     shares authorized; issued and outstanding
     7,893,864 shares                                        789,000                 789,000                789,000
   Class B Common stock, $.10 par value; 20,000,000
     shares authorized; issued and outstanding
     12,616,744 shares                                     1,262,000               1,262,000              1,262,000
   Capital surplus                                         7,078,000               7,078,000              7,078,000
   Retained earnings                                     201,531,000             182,384,000            176,568,000
   Cumulative translation adjustment                        (677,000)               (404,000)              (358,000)
--------------------------------------------------------------------------------------------------------------------
      Total shareholders' equity                         209,983,000             191,109,000            185,339,000
--------------------------------------------------------------------------------------------------------------------
                                                        $336,239,000            $302,378,000           $299,157,000
====================================================================================================================

* Condensed from audited financial statements

The accompanying notes are an integral part of these condensed financial statements.

FORM 10-Q
UNIFIRST CORPORATION AND SUBSIDIARIES
CONDENSED STATEMENTS OF INCOME
(unaudited)

                                                 Thirty-nine                  Forty               Thirteen               Thirteen
                                                 weeks ended            weeks ended            weeks ended            weeks ended
                                                     May 31,                June 1,                May 31,                June 1,
                                                        1997                   1996                   1997                   1996
----------------------------------------------------------------------------------------------------------------------------------

Revenues                                        $313,164,000           $294,792,000           $107,124,000            $98,554,000
----------------------------------------------------------------------------------------------------------------------------------

Costs and expenses:
   Operating costs                               192,243,000            180,520,000             65,905,000             59,339,000
   Selling and administrative expenses            69,676,000             68,528,000             23,123,000             22,868,000
   Depreciation and amortization                  17,161,000             15,339,000              5,969,000              5,340,000
----------------------------------------------------------------------------------------------------------------------------------
                                                 279,080,000            264,387,000             94,997,000             87,547,000
----------------------------------------------------------------------------------------------------------------------------------

Income from operations                            34,084,000             30,405,000             12,127,000             11,007,000
----------------------------------------------------------------------------------------------------------------------------------

Interest expense (income):
   Interest expense                                1,792,000              1,995,000                641,000                755,000
   Interest income                                  (155,000)              (193,000)               (49,000)               (61,000)
----------------------------------------------------------------------------------------------------------------------------------
                                                   1,637,000              1,802,000                592,000                694,000
----------------------------------------------------------------------------------------------------------------------------------

Income before income taxes                        32,447,000             28,603,000             11,535,000             10,313,000
Provision for income taxes                        11,681,000             10,297,000              4,153,000              3,713,000
----------------------------------------------------------------------------------------------------------------------------------

Net income                                      $ 20,766,000           $ 18,306,000           $  7,382,000            $ 6,600,000
==================================================================================================================================

Weighted average number of shares outstanding     20,510,608             20,510,608             20,510,608             20,510,608
==================================================================================================================================

Net income per share                            $       1.01           $       0.89           $       0.36            $      0.32
==================================================================================================================================

The accompanying notes are an integral part of these condensed financial statements.

FORM 10-Q
UNIFIRST CORPORATION AND SUBSIDIARIES
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

                                                            Thirty-nine                     Forty
                                                            weeks ended               weeks ended
                                                                May 31,                   June 1,
                                                                   1997                      1996
--------------------------------------------------------------------------------------------------

Cash flows from operating activities:
Net Income                                                 $ 20,766,000              $ 18,306,000
  Adjustments:
  Depreciation                                               14,303,000                12,767,000
  Amortization of other assets                                2,858,000                 2,572,000
  Receivables                                                (2,865,000)               (4,688,000)
  Inventories                                                (3,172,000)                  215,000
  Rental merchandise in service                                (804,000)               (1,789,000)
  Prepaid expenses                                              (13,000)                       --
  Accounts payable                                            1,303,000                   280,000
  Accrued liabilities                                         8,806,000                 3,197,000
  Accrued and deferred income taxes                            (986,000)                  513,000
  Deferred income taxes                                         818,000                   614,000
--------------------------------------------------------------------------------------------------
  Net cash provided by operating activities                  41,014,000                31,987,000
--------------------------------------------------------------------------------------------------

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired              (4,971,000)              (11,517,000)
Capital expenditures                                        (35,954,000)              (22,313,000)
Other assets, net                                              (959,000)               (2,168,000)
--------------------------------------------------------------------------------------------------
  Net cash used in investing activities                     (41,884,000)              (35,998,000)
--------------------------------------------------------------------------------------------------

Cash flows from financing activities:
Increase in debt                                              6,329,000                12,925,000
Reduction of debt                                            (1,329,000)               (7,831,000)
Cash dividends paid or payable                               (1,619,000)               (1,439,000)
--------------------------------------------------------------------------------------------------
  Net cash provided by financing activities                   3,381,000                 3,655,000
--------------------------------------------------------------------------------------------------

Net increase (decrease) in cash                               2,511,000                  (356,000)
Cash at beginning of period                                   3,425,000                 5,889,000
--------------------------------------------------------------------------------------------------

Cash at end of period                                      $  5,936,000              $  5,533,000
==================================================================================================

Supplemental disclosure of cash flow information:

Interest paid                                              $  1,773,000              $  2,007,000

Income taxes paid                                          $ 11,868,000              $  9,379,000
==================================================================================================

The accompanying notes are an integral part of these condensed financial statements.

                                   FORM 10-Q
                      UNIFIRST CORPORATION AND SUBSIDIARIES

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                  FOR THE THIRTY-NINE WEEKS ENDED MAY 31, 1997



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

                                    FORM 10-Q
                      UNIFIRST CORPORATION AND SUBSIDIARIES

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

                  FOR THE THIRTY-NINE WEEKS ENDED MAY 31, 1997


RESULTS OF OPERATIONS
---------------------

Thirty-nine Weeks of Fiscal 1997 compared to Forty Weeks of Fiscal 1996
-----------------------------------------------------------------------

Revenues for the first thirty-nine weeks of fiscal 1997 increased $18,372,000 or 6.2% over the first forty weeks of fiscal 1996. This increase can be attributed to acquisitions (2.5%), price increases (1.0%) and growth from existing operations (5.2%) offset by one week less of revenue (2.5%) in fiscal 1997.

Income from operations as a percentage of revenue increased to 10.9% in fiscal 1997 from 10.3% for the fiscal 1996 period. The main reason for the increase is improved profit margins in the Company's core uniform rental business.

Net interest expense (interest expense less interest income) was $1,637,000 in fiscal 1997 as compared to $1,802,000 in fiscal 1996. The decrease is attributable to lower interest rates in fiscal 1997.

The Company's effective income tax rate was 36.0% in both periods.


Thirteen Weeks ended May 31, 1997 compared to Thirteen Weeks ended June 1, 1996
-------------------------------------------------------------------------------

Fiscal 1997 third quarter revenues increased $8,570,000 or 8.7% over the fiscal 1996 third quarter. This increase can be attributed to acquisitions (1.6%), price increases (1.0%) and growth from existing operations (6.1%).

Income from operations as a percentage of revenue of 11.3% in fiscal 1997 was comparable to 11.2% for the fiscal 1996 period.

Net interest expense (interest expense less interest income) was $592,000 in fiscal 1997 as compared to $694,000 in fiscal 1996. The decrease is attributable to lower interest rates in the fiscal 1997 quarter.

The Company's effective income tax rate was 36.0% in both periods.

                                    FORM 10-Q
                      UNIFIRST CORPORATION AND SUBSIDIARIES

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION
                                   (continued)

                  FOR THE THIRTY-NINE WEEKS ENDED MAY 31, 1997


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

During the thirty-nine weeks ended May 31, 1997 net cash provided by operating activities, $41,014,000, was primarily used for capital expenditures, $35,954,000 and acquisition of businesses, $4,971,000.

The Company had $5,936,000 in cash and $23,900,000 available on its $60,000,000 line of credit as of May 31, 1997. The Company believes its ability to generate cash from operations will adequately cover its foreseeable capital requirements.

Shareholders' equity at May 31, 1997 was $210 million, 83% of total capitalization, indicating the overall strength of the Company's balance sheet.

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

                              UNIFIRST CORPORATION


                              /s/ RONALD D. CROATTI
                              ---------------------
                                Ronald D. Croatti
                          Vice Chairman, President and
                             Chief Executive Officer


Date: July 15, 1997


                              /s/ JOHN B. BARTLETT
                              --------------------
                                John B. Bartlett
                              Senior Vice President
                           and Chief Financial Officer