Form 10-K405
period 1997-08-30
UNIFIRST CORP
filed 1997-11-26
CIK 717954

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    ---------
                                    FORM 10-K

 X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
---    SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended August 30, 1997

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

Registrant's telephone number, including area code: (978) 658-8888

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definintive proxy or information incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The number of outstanding shares of UniFirst Corporation Common Stock and Class B Common Stock at November 10, 1997 were 7,903,864 and 12,606,744, respectively, and the aggregate market value of these shares held by non-affiliates of the Company on said date was $237,980,769 (based upon the closing price of the Company's Common Stock on the New York Stock Exchange on said date and assuming the market value of a share of Class B Common Stock (which is generally non-transferable, but is convertible at any time into one share of Common Stock) is identical to the market value of the Common Stock).

                       DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Company's 1997 Annual Report to Shareholders and the Company's Proxy Statement for its 1998 Annual Meeting of Shareholders (which will be filed with the Securities and Exchange Commission within 120 days after the close of the 1997 fiscal year) are incorporated by reference into Parts II, III and IV hereof.

ITEM 1.  BUSINESS

     UniFirst is a leading company in the garment services business. The Company's services consist principally of manufacturing, renting, cleaning, and delivering a variety of industrial employment garments on a periodic basis, usually weekly. The Company manufactures most of the garments used in its customer service operations. The Company also decontaminates and cleans, in separate facilities, garments which may have been exposed to radioactive materials. Customer billings are rendered and recorded as revenues when services are performed.

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

     The Company services a wide variety of manufacturers, retailers and service companies, including automobile dealers and service stations, bakeries, transportation companies and agricultural processors. Substantially all of the Company's rental services are provided pursuant to written contracts, primarily for a term of five years. The Company services well over 100,000 customer locations in 45 states, Canada and Europe from 114 service locations and distribution centers. For fiscal 1995, 1996 and 1997, the Company's garment rental operations produced approximately 67%, 67% and 68%, respectively, of its revenues, and non-garment rental items accounted for another 25%, 26% and 25% of its revenues in each of those years, with no single customer accounting for more than 1% of total revenues in any year.

     The Company manufactures work pants, shirts and other items, primarily jackets, for its garment rental operations in its plants in Luquillo, PR, Cave City, AR and Wilburton, OK, respectively. These plants produced approximately 55% of all employment garments which the Company placed in service during fiscal 1997. In 1996, the Company's production level was approximately 53%.

     The Company is also in the specialized business of decontaminating and cleaning work clothes which may have been exposed to radioactive materials. The Company's customers in this market include government agencies, research and development laboratories and utilities operating nuclear reactors. The Company operates 11 decontamination facilities, located in Massachusetts, New Mexico, California, Washington, Hawaii, Pennsylvania, South Carolina, Virginia, Georgia, Illinois and the Netherlands. For fiscal 1995, 1996 and 1997, the Company's nuclear garment services business produced approximately 8%, 7% and 7%, respectively, of its revenues.

MARKETING

     The Company markets its services to potential customers through approximately 300 trained sales representatives whose sole function is to develop new sales by adding new accounts and who have no direct responsibility for servicing customer accounts. Potential customers are contacted by mail, by telephone and in-person. Sales representatives develop their appointments through the use of an extensive proprietary database of pre-screened and qualified business prospects.

     The Company believes that customer service is the most important element in developing and maintaining its market position. As of August 30, 1997, existing accounts were serviced by approximately 925 route salespersons and 510 service support people who together are responsible for providing prompt delivery service and ensuring expeditious handling of customer requirements regarding billings, adjustments, garment repairs and other matters. The Company's policy is to resolve all customer inquiries and problems within 24 hours.

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

     The Company's emphasis on customer service is reflected throughout its business. The Company believes that ownership of its manufacturing facilities increases its ability to control the quality of its garments. The Company believes its industrial cleaning facilities are among the most modern in the industry.

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

RAW MATERIALS

     The Company obtained through its manufacturing operations approximately 55% of all garments which it placed in service during fiscal 1997, with other items and the balance of garments being purchased from a variety of suppliers. The Company has experienced no significant difficulty in obtaining any of its raw materials or supplies.

EMPLOYEES

     The Company employs approximately 7,000 persons, about 5% of whom are represented by unions pursuant to 6 separate collective bargaining agreements. The Company considers its employee relations to be satisfactory.

EXECUTIVE OFFICERS

         The executive officers of the Company are as follows:

    NAME                       AGE                     POSITION
    ----                       ---                     --------

Aldo Croatti                   79               Chairman of the Board

Ronald D. Croatti              54               Vice Chairman of the Board,
                                                President and Chief Executive
                                                Officer

Robert L. Croatti              61               Executive Vice President

John B. Bartlett               56               Senior Vice President and
                                                Chief Financial Officer

Cynthia Croatti                42               Treasurer

Bruce P. Boynton               49               Vice President,
                                                Canadian Operations

Dennis G. Assad                52               Vice President,
                                                Sales and Marketing


Aldo Croatti has been Chairman of the Board since the Company's incorporation in 1950 and of certain of its predecessors since 1940.

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

Ronald D. Croatti, Robert L. Croatti and Cynthia Croatti are a son, nephew and daughter, respectively, of Aldo Croatti.

ENVIRONMENTAL MATTERS

     All industrial laundries use and have to dispose of detergent waste water and other residues. The Company is aware of the environmental concerns surrounding the disposal of these materials and has taken steps to avoid their improper disposal. Although from time to time the Company is subject to administrative and judicial proceedings involving environmental matters, the Company does not foresee a material effect on its earnings or competitive position in connection with such proceedings or its compliance with federal, state and local provisions regulating the environment. The Company's nuclear garment decontamination facilities are licensed by the Nuclear Regulatory Commission or, in certain instances, by the applicable state agency.

ITEM 2. PROPERTIES

     At August 30, 1997 the Company owned or occupied 128 facilities containing an aggregate of approximately 3.3 million square feet located in the United States, Canada, Puerto Rico and the Netherlands. The Company owns 74 of these facilities containing approximately 2.5 million square feet.

     The following chart summarizes certain information with respect to the principal properties currently owned or leased by the Company.

         LOCATION                                 APPROXIMATE SQUARE FEET
         --------                                 -----------------------
Executive Office & Distribution Center
    Wilmington, MA                                        132,000

Rental Garment Servicing Facilities
    Pittsburgh, PA                                         96,000
    Ontario, CA                                            90,000
    Springfield, MA                                        68,000
    Philadelphia, PA                                       62,000
    Washington, DC                                         57,000
    Dallas, TX                                             55,000
    Nashua, NH                                             54,000
    Stratford, CT                                          54,000
    Miami, FL                                              50,000
    Richmond, VA                                           50,000
    Boston, MA                                             48,000
    Houston, TX                                            48,000
    Corpus Christi, TX                                     46,000
    Tampa, FL                                              46,000
    Columbus, OH                                           45,000
    Odessa, TX                                             45,000
    Portland, ME                                           44,000
    Harlingen, TX                                          42,000
    Toronto, Ontario, Canada                               41,000
    Buffalo, NY                                            40,000
    Lubbock, TX                                            40,000
    Portland, OR                                           40,000
    Tulsa, OK                                              40,000
    Norfolk, VA                                            38,000
    Ocala, FL                                              38,000
    Los Angeles, CA                                        37,000
    Lebanon, NH                                            36,000
    Uvalde, TX                                             36,000
    Vancouver, British Columbia, Canada                    35,000
    Charlotte, NC                                          34,000
    San Antonio, TX                                        34,000
    Albuquerque, NM                                        33,000
    Amarillo, TX                                           33,000
    Cincinnati, OH                                         32,000
    McAllen, TX                                            32,000
    Fort Worth, TX                                         31,000
    Baltimore, MD                                          30,000
    Bangor, ME                                             30,000
    Titusville, FL                                         30,000

Page 8

Garment Manufacturing Facilities
    Cave City, AR                                          62,000
    Luquillo, PR                                           44,000

Distribution Center
    Macon, GA                                              39,000

Nuclear Garment Decontamination Facilities
    Royersford, PA                                         39,000
    Richland, WA                                           37,000

     The Company owns all the machinery and equipment used in its operations. In the opinion of the Company, all of its facilities and its production, cleaning and decontamination equipment have been well maintained, are in good condition and are adequate for the Company's present needs.

     The Company owns and leases a fleet of approximately 1,700 delivery vans, trucks and other vehicles. The Company believes that these vehicles are in good repair and are adequate for the Company's present needs.

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

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

        None

                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     See the section entitled "Common Stock Prices and Dividends Per Share" which is incorporated herein by reference, as part of the Company's 1997 Annual Report to Shareholders.

ITEM 6. SELECTED FINANCIAL DATA

     See the section entitled "Eleven Year Financial Summary" which is incorporated herein by reference, as part of the Company's 1997 Annual Report to Shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     See the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" which is incorporated herein by reference, as part of the Company's 1997 Annual Report to Shareholders.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and the accompanying notes, which are incorporated herein by reference to the Company's 1997 Annual Report to Shareholders, are indexed herein under Items 14(a)(1) and (2) of Part IV.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

        Not applicable


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     Incorporated by reference to the information provided under the caption "Election of Directors" in the Company's Proxy Statement for its 1998 Annual Meeting of Shareholders.

ITEM 11. EXECUTIVE COMPENSATION

     Incorporated by reference to the information provided under the caption "Summary Compensation Table" in the Company's Proxy Statement for its 1998 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated by reference to the information provided under the captions "Election of Directors" and "Security Ownership of Management and Principal Shareholders" in the Company's Proxy Statement for its 1998 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated by reference to the information provided under the caption "Certain Relationships and Related Transactions" in the Company's Proxy Statement for its 1998 Annual Meeting of Shareholders.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a) The financial statements listed below are filed as part of this report:

              1. and 2. FINANCIAL STATEMENTS AND
                        FINANCIAL STATEMENT SCHEDULES.

     The financial statements and financial statement schedules listed below are incorporated herein by reference to the Company's 1997 Annual Report to Shareholders.

Consolidated balance sheets as of August 30, 1997 and August 31, 1996

Consolidated statements of income for each of the three years in the period ended August 30, 1997

Consolidated statements of shareholders' equity for each of the three years in the period ended August 30, 1997

Consolidated statements of cash flows for each of the three years in the period ended August 30, 1997

Notes to consolidated financial statements

Report of independent public accountants

The following additional schedules are filed herewith:

     Report of independent public accountants on supplemental schedule to the consolidated financial statements.

     Schedule II -

     Valuation and qualifying accounts and reserves for each of the three years in the period ended August 30, 1997.

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

     (b) During the three months ended August 30, 1997 the Company did not file any reports on Form 8-K with the Securities and Exchange Commission.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                       UniFirst Corporation


                                               By: /s/ Aldo A. Croatti
                                                  -----------------------------
                                                       Aldo A. Croatti
                                                       Chairman


Date: November 26, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


        NAME                          TITLE                     DATE


/s/ Aldo A. Croatti            Chairman and Director       November 26, 1997
--------------------------
    Aldo A. Croatti


                               Principal Executive
/s/ Ronald D. Croatti          Officer and Director        November 26, 1997
--------------------------
    Ronald D. Croatti

                               Principal Financial
                               Officer and Principal
/s/ John B. Bartlett           Accounting Officer          November 26, 1997
--------------------------
    John B. Bartlett


/s/ Cynthia Croatti            Director                    November 26, 1997
--------------------------
    Cynthia Croatti


/s/ Donald J. Evans            Director                    November 26, 1997
--------------------------
    Donald J. Evans


/s/ Reynold L. Hoover          Director                    November 26, 1997
--------------------------
    Reynold L. Hoover


                               Director                    November 26, 1997
--------------------------
    Albert Cohen

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SUPPLEMENTAL
                SCHEDULE TO THE CONSOLIDATED FINANCIAL STATEMENTS


To the Board of Directors and Shareholders of UniFirst Corporation:

     We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in this Form 10-K, and have issued our report thereon dated November 5, 1997. Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The supplemental schedule to the consolidated financial statements listed as Item 14(a)(2) in the Form 10-K is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This supplemental schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein, in relation to the basic consolidated financial statements taken as a whole.




/s/ ARTHUR ANDERSEN LLP


Boston, Massachusetts
November 5, 1997

UNIFIRST CORPORATION AND SUBSIDIARIES
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES FOR EACH
OF THE THREE YEARS IN THE PERIOD ENDED AUGUST 30, 1997


                                             Balance,         Charged to          Charges for            Balance,
                                            Beginning         Costs and          Which Reserves           End of
              Description                   of Period          Expenses           Were Created            Period
------------------------------------------------------------------------------------------------------------------
For the year ended August 30, 1997
----------------------------------

Allowance for
  doubtful accounts                         $843,000          $2,428,000          $(1,972,000)          $1,299,000
                                          ========================================================================

For the year ended August 31, 1996
----------------------------------

Allowance for
  doubtful accounts                         $734,000          $1,850,000          $(1,741,000)          $  843,000
                                          ========================================================================


For the year ended August 26, 1995
----------------------------------

Allowance for
  doubtful accounts                         $582,000          $1,335,000          $(1,183,000)          $  734,000
                                          ========================================================================


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

3-B By-laws -- incorporated by reference to Exhibit 3-B to the Company's Annual Report on Form 10-K for fiscal year ended August 31, 1991.

10-A UniFirst Corporation Profit Sharing Plan -- incorporated by reference to
     Exhibit 4.3 to the Company's Registration Statement on Form S-8 (number 33-60781) -- and the Amendment dated June 27, 1995, a copy of which was filed on an exhibit to the Company's Annual Report on Form 10-K for fiscal year ended August 31, 1996.

10-D UniFirst Corporation 1996 Stock Incentive Plan, a copy of which was filed on an exhibit to the Company's Annual Report on Form 10-K for fiscal year ended August 31, 1996.

13 The Company's 1997 Annual Report to Shareholders (filed herewith to the extent expressly incorporated by reference herein).

21   List of Subsidiaries

23   Consent of Arthur Andersen LLP

27   Financial Data Schedule