Form 10-Q
period 1997-11-29
UNIFIRST CORP
filed 1998-01-13
CIK 717954

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.
                                      20549



                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



For the quarter ended                                       Commission File
  November 29, 1997                                          Number 1-8504



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

                  Registrant's telephone number: (978) 658-8888



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                    Yes [X]    No [ ]


The number of outstanding shares of the registrant's Common Stock and Class B Common Stock as of January 7, 1998 were 7,903,864 and 12,606,744 respectively.

PART 1 - FINANCIAL INFORMATION

FORM 10-Q
UNIFIRST CORPORATION AND SUBSIDIARIES
CONDENSED BALANCE SHEETS
(unaudited)

                                                         November 29,          August 30,        November 30,
                                                                 1997                1997*               1996
-------------------------------------------------------------------------------------------------------------
Assets
Current assets:
   Cash                                                  $  4,189,000        $  4,054,000        $  3,636,000
   Receivables                                             45,146,000          39,431,000          39,792,000
   Inventories                                             19,464,000          19,497,000          17,925,000
   Rental merchandise in service                           40,673,000          40,013,000          39,746,000
   Prepaid expenses                                           146,000             149,000             121,000
-------------------------------------------------------------------------------------------------------------
      Total current assets                                109,618,000         103,144,000         101,220,000
-------------------------------------------------------------------------------------------------------------
Property and equipment:
   Land, buildings and leasehold improvements             141,715,000         137,281,000         123,730,000
   Machinery and equipment                                148,947,000         142,242,000         125,081,000
   Motor vehicles                                          38,149,000          37,276,000          33,406,000
-------------------------------------------------------------------------------------------------------------
                                                          328,811,000         316,799,000         282,217,000
   Less - accumulated depreciation                        133,287,000         128,532,000         117,543,000
-------------------------------------------------------------------------------------------------------------
                                                          195,524,000         188,267,000         164,674,000
-------------------------------------------------------------------------------------------------------------
Other assets                                               48,639,000          48,215,000          45,575,000
-------------------------------------------------------------------------------------------------------------
                                                         $353,781,000        $339,626,000        $311,469,000
=============================================================================================================

Liabilities and Shareholders' Equity
Current liabilities:
   Current maturities of long-term obligations           $  1,045,000        $  1,040,000        $  1,063,000
   Notes payable                                            2,820,000           3,213,000           2,705,000
   Accounts payable                                        11,995,000          13,085,000          13,130,000
   Accrued liabilities                                     47,231,000          45,637,000          38,942,000
   Accrued and deferred income taxes                        6,441,000           2,555,000           6,494,000
-------------------------------------------------------------------------------------------------------------
      Total current liabilities                            69,532,000          65,530,000          62,334,000
-------------------------------------------------------------------------------------------------------------
Long-term obligations, net of current maturities           41,659,000          39,797,000          33,928,000
Deferred income taxes                                      17,440,000          17,107,000          16,713,000
-------------------------------------------------------------------------------------------------------------
Shareholders' equity:
   Preferred stock, $1.00 par value; 2,000,000
     shares authorized; none issued                                --                  --                  --
   Common stock, $.10 par value; 30,000,000
     shares authorized; issued and outstanding
     7,903,864 shares                                         790,000             790,000             789,000
   Class B Common stock, $.10 par value; 20,000,000
     shares authorized; issued and outstanding
     12,606,744 shares                                      1,261,000           1,261,000           1,262,000
   Capital surplus                                          7,078,000           7,078,000           7,078,000
   Retained earnings                                      217,235,000         208,949,000         189,700,000
   Cumulative translation adjustment                       (1,214,000)           (886,000)           (335,000)
-------------------------------------------------------------------------------------------------------------
      Total shareholders' equity                          225,150,000         217,192,000         198,494,000
-------------------------------------------------------------------------------------------------------------
                                                         $353,781,000        $339,626,000        $311,469,000
=============================================================================================================

* Condensed from audited financial statements

The accompanying notes are an integral part of these condensed financial statements.

FORM 10-Q
UNIFIRST CORPORATION AND SUBSIDIARIES
CONDENSED STATEMENTS OF INCOME
(unaudited)

                                                              Thirteen            Thirteen
                                                           weeks ended         weeks ended
                                                          November 29,        November 30,
                                                                  1997                1996
------------------------------------------------------------------------------------------

Revenues                                                  $112,402,000        $103,976,000
------------------------------------------------------------------------------------------

Costs and expenses:
   Operating costs                                          66,325,000          62,120,000
   Selling and administrative expenses                      25,397,000          23,520,000
   Depreciation and amortization                             6,308,000           5,547,000
------------------------------------------------------------------------------------------
                                                            98,030,000          91,187,000
------------------------------------------------------------------------------------------

Income from operations                                      14,372,000          12,789,000
------------------------------------------------------------------------------------------

Interest expense (income):
   Interest expense                                            651,000             585,000
   Interest income                                             (70,000)            (70,000)
------------------------------------------------------------------------------------------
                                                               581,000             515,000
------------------------------------------------------------------------------------------

Income before income taxes                                  13,791,000          12,274,000
Provision for income taxes                                   4,965,000           4,419,000
------------------------------------------------------------------------------------------

Net income                                                $  8,826,000        $  7,855,000
==========================================================================================


Weighted average number of shares outstanding               20,510,608          20,510,608
==========================================================================================


Net income per share                                      $       0.43        $       0.38
==========================================================================================

The accompanying notes are an integral part of these condensed financial statements.

FORM 10-Q
UNIFIRST CORPORATION AND SUBSIDIARIES
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

                                                                     Thirteen              Thirteen
                                                                  weeks ended           weeks ended
                                                                 November 29,          November 30,
                                                                         1997                  1996
---------------------------------------------------------------------------------------------------

Cash flows from operating activities:
Net Income                                                       $  8,826,000          $  7,855,000
  Adjustments:
  Depreciation                                                      5,246,000             4,627,000
  Amortization of other assets                                      1,062,000               920,000
  Receivables                                                      (5,785,000)           (3,138,000)
  Inventories                                                          26,000              (945,000)
  Rental merchandise in service                                      (720,000)           (1,756,000)
  Prepaid expenses                                                      2,000                 6,000
  Accounts payable                                                 (1,096,000)            1,438,000
  Accrued liabilities                                               1,624,000             1,561,000
  Accrued and deferred income taxes                                 3,909,000             2,803,000
  Deferred income taxes                                               348,000               309,000
---------------------------------------------------------------------------------------------------
  Net cash provided by operating activities                        13,442,000            13,680,000
---------------------------------------------------------------------------------------------------

Cash flows from investing activities:
Capital expenditures                                              (12,765,000)           (9,121,000)
Other assets, net                                                  (1,497,000)              618,000
---------------------------------------------------------------------------------------------------
  Net cash used in investing activities                           (14,262,000)           (8,503,000)
---------------------------------------------------------------------------------------------------

Cash flows from financing activities:
Increase in debt                                                    2,124,000                    --
Reduction of debt                                                    (629,000)           (4,427,000)
Cash dividends paid or payable                                       (540,000)             (539,000)
---------------------------------------------------------------------------------------------------
  Net cash provided by (used in) financing activities                 955,000            (4,966,000)
---------------------------------------------------------------------------------------------------

Net increase in cash                                                  135,000               211,000
Cash at beginning of period                                         4,054,000             3,425,000
---------------------------------------------------------------------------------------------------

Cash at end of period                                            $  4,189,000          $  3,636,000
===================================================================================================

Supplemental disclosure of cash flow information:

Interest paid                                                    $    643,000          $    551,000

Income taxes paid                                                $    746,000          $  1,291,000
===================================================================================================

The accompanying notes are an integral part of these condensed financial statements.

                                   FORM 10-Q
                      UNIFIRST CORPORATION AND SUBSIDIARIES

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                 FOR THE THIRTEEN WEEKS ENDED NOVEMBER 29, 1997



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

                                    FORM 10-Q
                      UNIFIRST CORPORATION AND SUBSIDIARIES

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

                 FOR THE THIRTEEN WEEKS ENDED NOVEMBER 29, 1997


RESULTS OF OPERATIONS
---------------------

Thirteen Weeks of Fiscal 1998 compared to Thirteen Weeks of Fiscal 1997
-----------------------------------------------------------------------

Fiscal 1998 first quarter revenues increased $8,426,000 or 8.1% over the fiscal 1997 first quarter. This increase can be attributed to acquisitions (1.0%), price increases (1.0%) and growth from existing operations (6.1%).

Income from operations as a percentage of revenue increased to 12.8% in fiscal 1998 from 12.3% for the fiscal 1997 period. The main reason for this increase is the Company's continued focus on controlling costs.

Net interest expense (interest expense less interest income) was $581,000 in fiscal 1998 as compared to $515,000 in fiscal 1997. The increase is attributable to higher debt levels in fiscal 1998.

The Company's effective income tax rate was 36.0% in both periods.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

During the thirteen weeks ended November 29, 1997 net cash provided by operating activities, $13,442,000, was primarily used for capital expenditures, $12,765,000 and dividends, $540,000.

The Company had $4,189,000 in cash and $24,675,000 available on its $60,000,000 line of credit as of November 29, 1997. The Company believes its ability to generate cash from operations will adequately cover its foreseeable capital requirements.

Shareholders' equity at November 29, 1997 was $225.2 million, 84.1% of total capitalization, indicating the overall strength of the Company's balance sheet.


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

                                    FORM 10-Q
                      UNIFIRST CORPORATION AND SUBSIDIARIES

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

                 FOR THE THIRTEEN WEEKS ENDED NOVEMBER 29, 1997

                                  (continued)

RECENT DEVELOPMENTS
-------------------


The Company is currently considering for implementation in the fourth quarter an increase in its amortization period for most garments placed in service from 12 months to 15 months, which is more consistent with their respective useful life. Most of the Company's principal publicly-held competitors amortize their garments over an average of 15 to 18 months.

Beginning in January 1998, the Company began testing its new 330,000 square foot Owensboro, Kentucky distribution facility. The Company expects this facility to be completed in late fiscal 1998 and to be fully operational by the end of fiscal 1999. During this period, the Company expects to incur further start-up costs and to begin expensing the costs of constructing this facility and its operating overhead.

FORWARD LOOKING STATEMENTS
--------------------------

This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are subject to certain risks and uncertainties that could cause actual results of differ materially from those projected in such statements. Such risks and uncertainties include those relating to the timing of the implementation, if any, of the above-described change in the Company's amortization of its garments and the timing and operations of its new Owensboro, Kentucky facility.

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


Date: January 13, 1998


                              /s/ JOHN B. BARTLETT
                         ------------------------------
                                John B. Bartlett
                              Senior Vice President
                           and Chief Financial Officer