Form 10-Q
period 1998-02-28
UNIFIRST CORP
filed 1998-04-14
CIK 717954

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.
                                     20549




                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



For the quarter ended                                     Commission File
  February 28, 1998                                        Number 1-8504



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

                                             Yes [X]    No [ ]


The number of outstanding shares of the registrant's Common Stock and Class B Common Stock as of April 1, 1998 were 10,203,864 and 10,306,744 respectively.

PART 1 - FINANCIAL INFORMATION



FORM 10-Q
UNIFIRST CORPORATION AND SUBSIDIARIES
CONDENSED BALANCE SHEETS
(unaudited)

                                                                         February 28, 1998   August 30, 1997*     March 1, 1997
--------------------------------------------------------------------------------------------------------------------------------
Assets
Current assets:
   Cash                                                                    $  7,177,000        $  4,054,000        $  7,186,000
   Receivables                                                               41,718,000          39,431,000          38,419,000
   Inventories                                                               20,671,000          19,497,000          19,454,000
   Rental merchandise in service                                             40,518,000          40,013,000          38,833,000
   Prepaid expenses                                                             147,000             149,000             130,000
--------------------------------------------------------------------------------------------------------------------------------
      Total current assets                                                  110,231,000         103,144,000         104,022,000
--------------------------------------------------------------------------------------------------------------------------------
Property and equipment:
   Land, buildings and leasehold improvements                               145,361,000         137,281,000         129,005,000
   Machinery and equipment                                                  155,583,000         142,242,000         130,402,000
   Motor vehicles                                                            38,523,000          37,276,000          33,814,000
--------------------------------------------------------------------------------------------------------------------------------
                                                                            339,467,000         316,799,000         293,221,000
   Less - accumulated depreciation                                          137,595,000         128,532,000         120,947,000
--------------------------------------------------------------------------------------------------------------------------------
                                                                            201,872,000         188,267,000         172,274,000
--------------------------------------------------------------------------------------------------------------------------------
Other assets                                                                 48,336,000          48,215,000          46,006,000
--------------------------------------------------------------------------------------------------------------------------------
                                                                           $360,439,000        $339,626,000        $322,302,000
================================================================================================================================

Liabilities and Shareholders' Equity
Current liabilities:
   Current maturities of long-term obligations                             $  1,050,000        $  1,040,000        $  1,032,000
   Notes payable                                                              2,543,000           3,213,000           3,144,000
   Accounts payable                                                          14,054,000          13,085,000          14,423,000
   Accrued liabilities                                                       49,160,000          45,637,000          41,065,000
   Accrued and deferred income taxes                                          2,189,000           2,555,000           3,916,000
--------------------------------------------------------------------------------------------------------------------------------
      Total current liabilities                                              68,996,000          65,530,000          63,580,000
--------------------------------------------------------------------------------------------------------------------------------
Long-term obligations, net of current maturities                             43,005,000          39,797,000          38,517,000
Deferred income taxes                                                        17,687,000          17,107,000          16,925,000
--------------------------------------------------------------------------------------------------------------------------------
Shareholders' equity:
   Preferred stock, $1.00 par value; 2,000,000
     shares authorized; none issued                                                  --                  --                  --
   Common stock, $.10 par value; 30,000,000
     shares authorized; issued and outstanding
     7,903,864 shares                                                           790,000             790,000             789,000
   Class B Common stock, $.10 par value; 20,000,000
     shares authorized; issued and outstanding
     12,606,744 shares                                                        1,261,000           1,261,000           1,262,000
   Capital surplus                                                            7,078,000           7,078,000           7,078,000
   Retained earnings                                                        222,954,000         208,949,000         194,689,000
   Cumulative translation adjustment                                         (1,332,000)           (886,000)           (538,000)
--------------------------------------------------------------------------------------------------------------------------------
      Total shareholders' equity                                            230,751,000         217,192,000         203,280,000
--------------------------------------------------------------------------------------------------------------------------------
                                                                           $360,439,000        $339,626,000        $322,302,000
================================================================================================================================

* Condensed from audited financial statements

The accompanying notes are an integral part of these condensed financial statements.



FORM 10-Q
UNIFIRST CORPORATION AND SUBSIDIARIES
CONDENSED STATEMENTS OF INCOME
(unaudited)

                                                        Twenty-six          Twenty-six           Thirteen              Thirteen
                                                       weeks ended         weeks ended        weeks ended           weeks ended
                                                      February 28,            March 1,       February 28,              March 1,
                                                              1998                1997               1998                  1997
--------------------------------------------------------------------------------------------------------------------------------
Revenues                                              $221,746,000        $206,040,000       $109,344,000          $102,064,000
--------------------------------------------------------------------------------------------------------------------------------

Costs and expenses:
   Operating costs                                     135,262,000         126,338,000         68,937,000            64,218,000
   Selling and administrative expenses                  49,147,000          46,553,000         23,750,000            23,033,000
   Depreciation and amortization                        12,601,000          11,192,000          6,293,000             5,645,000
--------------------------------------------------------------------------------------------------------------------------------
                                                       197,010,000         184,083,000         98,980,000            92,896,000
--------------------------------------------------------------------------------------------------------------------------------

Income from operations                                  24,736,000          21,957,000         10,364,000             9,168,000
--------------------------------------------------------------------------------------------------------------------------------

Interest expense (income):
   Interest expense                                      1,299,000           1,151,000            648,000               566,000
   Interest income                                        (133,000)           (106,000)           (63,000)              (36,000)
--------------------------------------------------------------------------------------------------------------------------------
                                                         1,166,000           1,045,000            585,000               530,000
--------------------------------------------------------------------------------------------------------------------------------

Income before income taxes                              23,570,000          20,912,000          9,779,000             8,638,000
Provision for income taxes                               8,485,000           7,528,000          3,520,000             3,109,000
--------------------------------------------------------------------------------------------------------------------------------

Net income                                            $ 15,085,000        $ 13,384,000       $  6,259,000          $  5,529,000
================================================================================================================================


Weighted average number of shares outstanding           20,510,608          20,510,608         20,510,608            20,510,608
================================================================================================================================


Net income per share - basic & diluted                       $0.74               $0.65              $0.31                 $0.27
================================================================================================================================


The accompanying notes are an integral part of these condensed financial statements.



FORM 10-Q
UNIFIRST CORPORATION AND SUBSIDIARIES
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)
                                                                                     Twenty-six            Twenty-six
                                                                                    weeks ended           weeks ended
                                                                                   February 28,              March 1,
                                                                                           1998                  1997
----------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net Income                                                                         $ 15,085,000          $ 13,384,000
  Adjustments:
  Depreciation                                                                       10,470,000             9,351,000
  Amortization of other assets                                                        2,131,000             1,841,000
  Receivables                                                                        (2,356,000)           (1,680,000)
  Inventories                                                                        (1,209,000)           (2,437,000)
  Rental merchandise in service                                                        (566,000)             (623,000)
  Prepaid expenses                                                                        1,000                (3,000)
  Accounts payable                                                                      942,000             2,700,000
  Accrued liabilities                                                                 3,553,000             3,698,000
  Accrued and deferred income taxes                                                    (343,000)              241,000
  Deferred income taxes                                                                 594,000               527,000
----------------------------------------------------------------------------------------------------------------------
  Net cash provided by operating activities                                          28,302,000            26,999,000
----------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired                                              --            (1,677,000)
Capital expenditures                                                                (24,335,000)          (21,540,000)
Other assets, net                                                                    (2,332,000)              487,000
----------------------------------------------------------------------------------------------------------------------
  Net cash used in investing activities                                             (26,667,000)          (22,730,000)
----------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
Increase in debt                                                                      4,121,000             1,789,000
Reduction of debt                                                                    (1,553,000)           (1,218,000)
Cash dividends paid or payable                                                       (1,080,000)           (1,079,000)
----------------------------------------------------------------------------------------------------------------------
  Net cash provided by (used in) financing activities                                 1,488,000              (508,000)
----------------------------------------------------------------------------------------------------------------------

Net increase in cash                                                                  3,123,000             3,761,000
Cash at beginning of period                                                           4,054,000             3,425,000
----------------------------------------------------------------------------------------------------------------------

Cash at end of period                                                              $  7,177,000          $  7,186,000
======================================================================================================================

Supplemental disclosure of cash flow information:

Interest paid                                                                      $  1,321,000          $  1,138,000

Income taxes paid                                                                  $  8,271,000          $  6,766,000
======================================================================================================================

The accompanying notes are an integral part of these condensed financial statements.


                                    FORM 10-Q
                      UNIFIRST CORPORATION AND SUBSIDIARIES

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                FOR THE TWENTY-SIX WEEKS ENDED FEBRUARY 28, 1998



1. These condensed financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the information furnished reflects all adjustments which are, in the opinion of management, necessary to a fair statement of results for the interim period. It is suggested that these condensed financial statements should be read in conjunction with the financial statements and the notes, thereto, included in the Company's latest annual report.


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


3. As previously announced Mr. Aldo Croatti, Chairman of the Company's Board of Directors, sold 2,300,000 shares of Common Stock pursuant to an underwritten offering with William Blair & Company, L.L.C. Since all of the shares were sold by Mr. Croatti, the Company did not receive any of the proceeds from such sale.

                                    FORM 10-Q
                      UNIFIRST CORPORATION AND SUBSIDIARIES

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

                FOR THE TWENTY-SIX WEEKS ENDED FEBRUARY 28, 1998


RESULTS OF OPERATIONS

TWENTY-SIX WEEKS OF FISCAL 1998 COMPARED TO TWENTY-SIX WEEKS OF FISCAL 1997

Revenues. Revenues for the first twenty-six weeks of fiscal 1998 increased $15.7 million or 7.6% over the first twenty-six weeks of fiscal 1997. This increase can be attributed to growth from existing operations (5.6%), acquisitions (1.0%) and price increases (1.0%). Growth from existing operations was primarily from the conventional uniform rental business. The increase in revenues from acquisitions resulted from three acquisitions made in fiscal 1997 (two in Massachusetts in February and August 1997 and one in Vancouver, British Columbia in April 1997).

Operating Costs. Operating costs increased to $135.3 million for the first half of fiscal 1998 as compared with $126.3 million for the same period of fiscal 1997 as a result of costs associated with increased revenues, but declined to 61.0% from 61.3% as a percentage of revenues for these periods. The improvement in operating costs as a percentage of revenues was due primarily to the Company's continued focus on cost control.

Selling and Administrative Expenses. The Company's selling and administrative expenses increased to $49.1 million for the first twenty-six weeks of fiscal 1998 as compared with $46.6 million for the same period in fiscal 1997, but declined to 22.2% from 22.6% of revenues, respectively. The increase in the amount of selling and administrative expenses was primarily attributable to increased sales personnel and other costs to support the Company's increased revenues. The decrease in selling and administrative expense as a percentage of revenues was primarily due to the Company's ongoing focus on controlling costs.

Depreciation and Amortization. The Company's depreciation and amortization expense increased to $12.6 million, or 5.7% of revenues, for the first half of fiscal 1998 as compared with $11.2 million, or 5.4% of revenues, for the same period in fiscal 1997. This increase was due primarily to increased capital expenditures for information systems hardware and software to upgrade certain of its Company-wide systems.

Net Interest Expense. Net interest expense was $1.2 million for the first twenty-six weeks of fiscal 1998 as compared to $1.0 million in the same period of fiscal 1997. The increase is attributable primarily to higher debt levels in fiscal 1998. Net interest expense was 0.5% of revenues for each period.

Income Taxes. The Company's effective income tax rate was 36.0% in both periods.

                                    FORM 10-Q
                      UNIFIRST CORPORATION AND SUBSIDIARIES

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION
                                   (continued)

                FOR THE TWENTY-SIX WEEKS ENDED FEBRUARY 28, 1998


RESULTS OF OPERATIONS (continued)

THIRTEEN WEEKS ENDED FEBRUARY 28, 1998 COMPARED TO THIRTEEN WEEKS ENDED MARCH 1, 1997

Revenues. Fiscal 1998 second quarter revenues increased $7.3 million or 7.1% over the fiscal 1997 second quarter. This increase can be attributed to growth from existing operations (5.1%), acquisitions (1.0%) and price increases (1.0%). Growth from existing operations was primarily from the conventional uniform rental business. The increase in revenues from acquisitions resulted from the three acquisitions made in fiscal 1997 discussed above.

Operating Costs. Operating costs increased to $68.9 million for the second quarter of fiscal 1998 as compared with $64.2 million for the same period of fiscal 1997 as a result of costs associated with increased revenues. The Company's operating costs as a percentage of revenues increased slightly to 63.0% from 62.9% for the second quarter of fiscal 1998 and 1997, respectively.

Selling and Administrative Expenses. The Company's selling and administrative expenses increased slightly, to $23.8 million from $23.0 million, for the second quarter of fiscal 1998 and fiscal 1997, respectively. As a percent of revenues, the fiscal 1998 second quarter was 21.7% as compared to 22.6% in the second quarter of fiscal 1997. The decrease in selling and administrative expense as a percentage of revenues was primarily attributable to the Company's ongoing focus on controlling costs.

Depreciation and Amortization. The Company's depreciation and amortization expense increased to $6.3 million, or 5.8% of revenues, for the second quarter of fiscal 1998 as compared with $5.6 million, or 5.5% of revenues, for the same period in fiscal 1997. This increase was due primarily to increased capital expenditures for information systems hardware and software to upgrade certain of its Company-wide systems.

Net Interest Expense. Net interest expense was $585,000 in the second quarter of fiscal 1998 as compared to $530,000 in the same period of fiscal 1997. The increase is attributable primarily to higher debt levels in the fiscal 1998 quarter. Net interest expense was 0.5% of revenues for each period.

Income Taxes. The Company's effective income tax rate was 36.0% in both periods.

                                    FORM 10-Q
                      UNIFIRST CORPORATION AND SUBSIDIARIES

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION
                                   (continued)

                FOR THE TWENTY-SIX WEEKS ENDED FEBRUARY 28, 1998


LIQUIDITY AND CAPITAL RESOURCES


Shareholders' equity at February 28, 1998 was $230.8 million, 84.0% of total capitalization, indicating the overall strength of the Company's balance sheet.

During the twenty-six weeks ended February 28, 1998 net cash provided by operating activities, $28.3 million, was primarily used to fund current capital expenditures, $24.3 million, and pay cash stock dividends.

The Company had $7.2 million in cash and $22.6 million available on its $60 million unsecured line of credit with two banks as of February 28, 1998. The Company believes its generated cash from operations and the Company's borrowing capacity will adequately cover its foreseeable capital requirements.


EFFECTS OF INFLATION

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

                           PART II - OTHER INFORMATION

                                    FORM 10-Q
                      UNIFIRST CORPORATION AND SUBSIDIARIES

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Registrant's Annual Meeting of Shareholders was held on January 13, 1998. Cynthia Croatti and Reynold L. Hoover were reelected to the Board of Directors. With respect to Ms. Croatti, 7,335,227 shares of Common Stock and 12,605,544 shares of Class B Common Stock were voted for her election and 166,581 shares of Common Stock were voted against her election. With respect to Mr. Hoover, 7,331,307 shares of Common Stock were voted for his election and 170,501 shares of Common Stock were voted against his election.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

         (27)  Financial Data Schedule

(b) Reports on Form 8-K: None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

                              UNIFIRST CORPORATION


                          /s/   RONALD D. CROATTI
                          -----------------------------
                                Ronald D. Croatti
                          Vice Chairman, President and
                             Chief Executive Officer


Date: April 14, 1998


                           /s/  JOHN B. BARTLETT
                           ----------------------------
                                John B. Bartlett
                              Senior Vice President
                           and Chief Financial Officer