Form 10-Q
period 1998-05-30
UNIFIRST CORP
filed 1998-07-14
CIK 717954

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.
                                      20549




                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



For the quarter ended                                           Commission File
    May 30, 1998                                                 Number 1-8504



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

                                                          Yes [X]    No [ ]


The number of outstanding shares of the registrant's Common Stock and Class B Common Stock as of July 6, 1998 were 10,206,864 and 10,303,744 respectively.

PART 1 - FINANCIAL INFORMATION

FORM 10-Q
UNIFIRST CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

                                                          May 30,      August 30,         May 31,
                                                            1998           1997*            1997
------------------------------------------------------------------------------------------------
Assets
Current assets:
 Cash                                               $  6,122,000    $  4,054,000    $  5,936,000
 Receivables                                          46,282,000      39,431,000      39,855,000
 Inventories                                          22,379,000      19,497,000      20,192,000
 Rental merchandise in service                        41,045,000      40,013,000      39,362,000
 Prepaid expenses                                        143,000         149,000         140,000
------------------------------------------------------------------------------------------------
   Total current assets                              115,971,000     103,144,000     105,485,000
------------------------------------------------------------------------------------------------
Property and equipment:
 Land, buildings and leasehold improvements          148,272,000     137,281,000     133,489,000
 Machinery and equipment                             161,914,000     142,242,000     136,060,000
 Motor vehicles                                       42,191,000      37,276,000      36,690,000
------------------------------------------------------------------------------------------------
                                                     352,377,000     316,799,000     306,239,000
 Less - accumulated depreciation                     142,985,000     128,532,000     124,252,000
------------------------------------------------------------------------------------------------
                                                     209,392,000     188,267,000     181,987,000
------------------------------------------------------------------------------------------------
Other assets                                          50,058,000      48,215,000      48,767,000
------------------------------------------------------------------------------------------------
                                                    $375,421,000    $339,626,000    $336,239,000
================================================================================================

Liabilities and Shareholders' Equity
Current liabilities:
 Current maturities of long-term obligations        $  1,067,000    $  1,040,000    $  1,037,000
 Notes payable                                         2,457,000       3,213,000       3,340,000
 Accounts payable                                     13,864,000      13,085,000      13,075,000
 Accrued liabilities                                  45,910,000      45,637,000      46,167,000
 Accrued and deferred income taxes                     2,131,000       2,555,000       2,679,000
------------------------------------------------------------------------------------------------
   Total current liabilities                          65,429,000      65,530,000      66,298,000
------------------------------------------------------------------------------------------------
Long-term obligations, net of current maturities      53,355,000      39,797,000      42,745,000
Deferred income taxes                                 18,017,000      17,107,000      17,213,000
------------------------------------------------------------------------------------------------
Shareholders' equity:
 Preferred stock, $1.00 par value; 2,000,000
  shares authorized; none issued                              --              --              --
 Common stock, $.10 par value; 30,000,000
  shares authorized; issued and outstanding
  10,206,864 shares                                    1,021,000         790,000         789,000
 Class B Common stock, $.10 par value; 20,000,000
  shares authorized; issued and outstanding
  10,303,744 shares                                    1,030,000       1,261,000       1,262,000
 Capital surplus                                       7,078,000       7,078,000       7,078,000
 Retained earnings                                   231,117,000     208,949,000     201,531,000
 Cumulative translation adjustment                    (1,626,000)       (886,000)       (677,000)
------------------------------------------------------------------------------------------------
   Total shareholders' equity                        238,620,000     217,192,000     209,983,000
------------------------------------------------------------------------------------------------
                                                    $375,421,000    $339,626,000    $336,239,000
================================================================================================

* Condensed from audited financial statements
The accompanying notes are an integral part of these condensed financial statements.

FORM 10-Q
UNIFIRST CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

                                                 Thirty-nine     Thirty-nine        Thirteen        Thirteen
                                                 weeks ended     weeks ended     weeks ended     weeks ended
                                                     May 30,         May 31,         May 30,         May 31,
                                                        1998            1997            1998            1997
------------------------------------------------------------------------------------------------------------

Revenues                                        $335,812,000    $313,164,000    $114,066,000    $107,124,000
------------------------------------------------------------------------------------------------------------

Costs and expenses:
 Operating costs                                 204,581,000     192,243,000      69,319,000      65,905,000
 Selling and administrative expenses              73,194,000      69,676,000      24,047,000      23,123,000
 Depreciation and amortization                    19,189,000      17,161,000       6,588,000       5,969,000
------------------------------------------------------------------------------------------------------------
                                                 296,964,000     279,080,000      99,954,000      94,997,000
------------------------------------------------------------------------------------------------------------

Income from operations                            38,848,000      34,084,000      14,112,000      12,127,000
------------------------------------------------------------------------------------------------------------

Interest expense (income):
 Interest expense                                  1,895,000       1,792,000         596,000         641,000
 Interest income                                    (214,000)       (155,000)        (81,000)        (49,000)
------------------------------------------------------------------------------------------------------------
                                                   1,681,000       1,637,000         515,000         592,000
------------------------------------------------------------------------------------------------------------

Income before income taxes                        37,167,000      32,447,000      13,597,000      11,535,000
Provision for income taxes                        13,380,000      11,681,000       4,895,000       4,153,000
------------------------------------------------------------------------------------------------------------

Net income                                      $ 23,787,000    $ 20,766,000    $  8,702,000    $  7,382,000
============================================================================================================


Weighted average number of shares outstanding     20,510,608      20,510,608      20,510,608      20,510,608
============================================================================================================


Net income per share - basic & diluted                 $1.16           $1.01           $0.42           $0.36
============================================================================================================

The accompanying notes are an integral part of these condensed financial statements.

FORM 10-Q
UNIFIRST CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

                                                     Thirty-nine     Thirty-nine
                                                     weeks ended     weeks ended
                                                         May 30,         May 31,
                                                            1998            1997
--------------------------------------------------------------------------------

Cash flows from operating activities:
Net Income                                          $ 23,787,000    $ 20,766,000
  Adjustments:
  Depreciation                                        15,923,000      14,303,000
  Amortization of other assets                         3,266,000       2,858,000
  Receivables                                         (6,812,000)     (2,865,000)
  Inventories                                         (2,858,000)     (3,172,000)
  Rental merchandise in service                         (831,000)       (804,000)
  Prepaid expenses                                         5,000         (13,000)
  Accounts payable                                       730,000       1,303,000
  Accrued liabilities                                    318,000       8,806,000
  Accrued and deferred income taxes                     (382,000)       (986,000)
  Deferred income taxes                                  936,000         818,000
--------------------------------------------------------------------------------
  Net cash provided by operating activities           34,082,000      41,014,000
--------------------------------------------------------------------------------

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired       (5,041,000)     (4,971,000)
Capital expenditures                                 (35,049,000)    (35,954,000)
Other assets, net                                     (3,172,000)       (959,000)
--------------------------------------------------------------------------------
  Net cash used in investing activities              (43,262,000)    (41,884,000)
--------------------------------------------------------------------------------

Cash flows from financing activities:
Increase in debt                                      14,563,000       6,329,000
Reduction of debt                                     (1,696,000)     (1,329,000)
Cash dividends paid or payable                        (1,619,000)     (1,619,000)
--------------------------------------------------------------------------------
  Net cash provided by financing activities           11,248,000       3,381,000
--------------------------------------------------------------------------------

Net increase in cash                                   2,068,000       2,511,000
Cash at beginning of period                            4,054,000       3,425,000
--------------------------------------------------------------------------------

Cash at end of period                               $  6,122,000    $  5,936,000
================================================================================

Supplemental disclosure of cash flow information:

Interest paid                                       $  1,918,000    $  1,773,000

Income taxes paid                                   $ 12,894,000    $ 11,868,000
================================================================================

The accompanying notes are an integral part of these condensed financial statements.

                                  FORM 10-Q
                    UNIFIRST CORPORATION AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE THIRTY-NINE WEEKS ENDED MAY 30, 1998



1. These condensed consolidated financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the information furnished reflects all adjustments which are, in the opinion of management, necessary to a fair statement of results for the interim period. It is suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and the notes, thereto, included in the Company's latest annual report.


2. From time to time, the Company is subject to legal proceedings and claims arising from the conduct of its business operations, including legal proceedings and claims relating to personal injury, customer contract, employment and environmental matters. In the opinion of management, such proceedings and claims are not likely to result in losses which would have a material adverse effect upon the financial position or results of operations of the Company.

                                    FORM 10-Q
                      UNIFIRST CORPORATION AND SUBSIDIARIES

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

                  FOR THE THIRTY-NINE WEEKS ENDED MAY 30, 1998


RESULTS OF OPERATIONS
---------------------

THIRTY-NINE WEEKS OF FISCAL 1998 COMPARED TO THIRTY-NINE WEEKS OF FISCAL 1997

REVENUES. Revenues for the first thirty-nine weeks of fiscal 1998 increased $22.6 million or 7.2% over the first thirty-nine weeks of fiscal 1997. This increase can be attributed to growth from existing operations (5.3%), acquisitions (0.9%) and price increases (1.0%). Growth from existing operations was primarily from the conventional uniform rental business. The increase in revenues from acquisitions resulted from three acquisitions made in fiscal 1997 (two in Massachusetts in February and August 1997 and one in Vancouver, British Columbia in April 1997) and one acquisition made in California in March, 1998.

OPERATING COSTS. Operating costs increased to $204.6 million for the first thirty-nine weeks of fiscal 1998 as compared with $192.2 million for the same period of fiscal 1997 as a result of costs associated with increased revenues, but declined to 60.9% from 61.4% as a percentage of revenues for these periods. The improvement in operating costs as a percentage of revenues was due primarily to the Company's continued focus on controlling costs.

SELLING AND ADMINISTRATIVE EXPENSES. The Company's selling and administrative expenses increased to $73.2 million for the first thirty-nine weeks of fiscal 1998 as compared with $69.7 million for the same period in fiscal 1997, but declined to 21.8% from 22.2% of revenues, respectively. The increase in the amount of selling and administrative expenses was primarily attributable to increased sales personnel and other costs to support the Company's increased revenues. The decrease in selling and administrative expense as a percentage of revenues was primarily due to the Company's ongoing focus on controlling costs.

DEPRECIATION AND AMORTIZATION. The Company's depreciation and amortization expense increased to $19.2 million, or 5.7% of revenues, for the first thirty-nine weeks of fiscal 1998 as compared with $17.2 million, or 5.5% of revenues, for the same period in fiscal 1997. This increase was due primarily to increased capital expenditures for information systems hardware and software to upgrade certain Company-wide systems.

NET INTEREST EXPENSE. Net interest expense was $1.7 million for the first thirty-nine weeks of fiscal 1998 as compared to $1.6 million in the same period of fiscal 1997. The increase was attributable primarily to higher debt levels, offset by lower interest rates, during fiscal 1998. Net interest expense was 0.5% of revenues for each period.

INCOME TAXES. The Company's effective income tax rate was 36.0% in both periods.

                                    FORM 10-Q
                      UNIFIRST CORPORATION AND SUBSIDIARIES

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION
                                   (continued)

                  FOR THE THIRTY-NINE WEEKS ENDED MAY 30, 1998


RESULTS OF OPERATIONS (continued)
---------------------------------

THIRTEEN WEEKS ENDED MAY 30, 1998 COMPARED TO THIRTEEN WEEKS ENDED MAY 31, 1997

REVENUES. Fiscal 1998 third quarter revenues increased $6.9 million or 6.5% over the fiscal 1997 third quarter. This increase can be attributed to growth from existing operations (4.6%), acquisitions (0.9%) and price increases (1.0%). Growth from existing operations was primarily from the conventional uniform rental business. The increase in revenues from acquisitions resulted from two acquisitions made in fiscal 1997 (one in Vancouver, British Columbia in April 1997 and one in Massachusetts in August 1997) and one acquisition made in California in March, 1998.

OPERATING COSTS. Operating costs increased to $69.3 million for the third quarter of fiscal 1998 as compared with $65.9 million for the same period of fiscal 1997 as a result of costs associated with increased revenues, but declined to 60.8% from 61.5% as a percentage of revenues for these periods. The improvement in operating costs as a percentage of revenues was due primarily to the Company's continued focus on controlling costs.

SELLING AND ADMINISTRATIVE EXPENSES. The Company's selling and administrative expenses increased to $24.0 million for the third quarter of fiscal 1998 as compared with $23.1 million for the third quarter of fiscal 1997. As a percentage of revenues, fiscal 1998 third quarter selling and administrative expenses were 21.1% as compared to 21.6% in the third quarter of fiscal
1997. The decrease in selling and administrative expense as a percentage of revenues was primarily attributable to the Company's ongoing focus on controlling costs.

DEPRECIATION AND AMORTIZATION. The Company's depreciation and amortization expense increased to $6.6 million, or 5.8% of revenues, for the third quarter of fiscal 1998 as compared with $6.0 million, or 5.5% of revenues, for the same period in fiscal 1997. This increase was due primarily to increased capital expenditures for new facility openings and renovations and information systems hardware and software to upgrade certain Company-wide systems.

NET INTEREST EXPENSE. Net interest expense was $515,000, or 0.5% of revenues, for the third quarter of fiscal 1998 as compared with $592,000, or 0.6% of revenues, for the same period in fiscal 1997. The decrease was attributable primarily to lower interest rates, offset by higher debt, in the fiscal 1998 quarter.

INCOME TAXES. The Company's effective income tax rate was 36.0% in both periods.

                                    FORM 10-Q
                      UNIFIRST CORPORATION AND SUBSIDIARIES

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION
                                   (continued)

                  FOR THE THIRTY-NINE WEEKS ENDED MAY 30, 1998


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Shareholders' equity at May 30, 1998 was $238.6 million, or 81.4% of total capitalization.

During the thirty-nine weeks ended May 30, 1998 net cash provided by operating activities of $34.1 million and additional borrowings of $14.6 million were primarily used for capital expenditures ($35.0 million), acquisition of a business ($5.0 million), debt repayment ($1.7 million) and dividends ($1.7 million).

The Company had $6.1 million in cash and $12.4 million available on its $60 million unsecured line of credit with two banks as of May 30, 1998. The Company believes its generated cash from operations and the Company's borrowing capacity will adequately cover its foreseeable capital requirements.

SEASONALITY
-----------

Historically, the Company's revenues and operating results have varied from quarter to quarter and are expected to continue to fluctuate in the future. These fluctuations have been due to a number of factors, including: general economic conditions in the Company's markets; the timing of acquisitions and of commencing start-up operations and related costs; the effectiveness of integrating acquired businesses and start-up operations; the timing of nuclear plant outages; capital expenditures; seasonal rental and purchasing patterns of the Company's customers; and price changes in response to competitive factors. In addition, the Company's operating results historically have been lower during the second and fourth fiscal quarters than during the other quarters of the fiscal year. The operating results for any historical quarter are not necessarily indicative of the results to be expected for an entire fiscal year or any other interim periods.


INFORMATION SYSTEMS; YEAR 2000
------------------------------

The Company has made a substantial investment in its information systems and intends to spend significant amounts on its information systems in the future. In particular, the Company is currently evaluating Year 2000 issues concerning the ability of systems to properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause complete system failures. The Company believes that its account management software system, which it recently developed, and the software systems being installed at its Owensboro, Kentucky facility are Year 2000 compliant. However, the Company is evaluating its other systems and expects that it may need to upgrade or replace certain of them, including its general ledger, accounts payable and payroll interface software systems, to handle the rollover into the Year 2000. The Company has not yet quantified the anticipated costs of addressing Year 2000 issues. There can be no assurance that the Year 2000 problem will not have a material adverse effect on the results of operations of the Company.

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


Date: July 14, 1998


                              /s/ JOHN B. BARTLETT
                          ----------------------------
                                John B. Bartlett
                              Senior Vice President
                           and Chief Financial Officer