Form 10-K
period 1998-08-29
UNIFIRST CORP
filed 1998-11-25
CIK 717954

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    ---------
                                    FORM 10-K

  X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
-----  SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended August 29, 1998

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

                                          Yes  X         No
                                             -----         -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The number of outstanding shares of UniFirst Corporation Common Stock and Class B Common Stock at November 9, 1998 were 10,216,864 and 10,293,744, respectively, and the aggregate market value of these shares held by non-affiliates of the Company on said date was $276,486,148 (based upon the closing price of the Company's Common Stock on the New York Stock Exchange on said date and assuming the market value of a share of Class B Common Stock (which is generally non-transferable, but is convertible at any time into one share of Common Stock) is identical to the market value of the Common Stock).

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Company's 1998 Annual Report to Shareholders and the Company's Proxy Statement for its 1999 Annual Meeting of Shareholders (which will be filed with the Securities and Exchange Commission within 120 days after the close of the 1998 fiscal year) are incorporated by reference into Parts II, III and IV hereof.

ITEM 1.  BUSINESS

GENERAL

     UniFirst Corporation (the "Company") is one of the largest providers of workplace uniforms and protective clothing in the United States. The Company rents, manufactures and sells a wide range of uniforms and protective clothing, including shirts, pants, jackets, coveralls, jumpsuits, lab coats, smocks and aprons, and also rents industrial wiping products, floormats and other non-garment items, to a variety of manufacturers, retailers and service companies. The Company serves businesses of all sizes in numerous industry categories. Typical customers include automobile service centers and dealers, delivery services, food and general merchandise retailers, food processors and service operations, light manufacturers, maintenance facilities, restaurants, service companies, soft and durable goods wholesalers, transportation companies, and others who require employee clothing for image, identification, protection or utility purposes. At certain specialized facilities, the Company also decontaminates and cleans work clothes that may have been exposed to radioactive materials and services special cleanroom protective wear. Typical customers for these specialized services include government agencies, research and development laboratories, high technology companies and utilities operating nuclear reactors. In fiscal 1998, the Company generated $448.1 million in revenue, of which approximately 68% was from the rental of uniforms and protective clothing, 22% was from the rental of non-garment items, 7% was from garment decontamination services, and 3% was from the direct sale of garments.

PRODUCTS AND SERVICES

     The Company provides its customers with personalized workplace uniforms and protective work clothing in a broad range of styles, colors, sizes and fabrics. The Company's uniform products include shirts, pants, jackets, coveralls, jumpsuits, smocks, aprons and specialized protective wear, such as garments for use in radioactive and clean room environments and fire retardant garments. The Company also offers non-garment items and services, such as industrial wiping products, floormats, mop dust-control service and other textile products. At certain specialized facilities, the Company also decontaminates and cleans clothes which may have been exposed to radioactive materials and services special cleanroom protective wear.

     The Company offers its customers a range of garment service options, including full-service rental programs in which garments are cleaned and serviced by the Company and lease programs in which garments are cleaned and maintained by individual employees, as well as the opportunity to purchase garments and related items directly. As part of its rental business, the Company picks up a customer's soiled uniforms or other items on a periodic basis (usually weekly) and delivers at the same time cleaned and processed replacement items. The Company's centralized services, specialized equipment and economies of scale generally allow it to be more cost effective in providing garment services than customers could be by themselves, particularly those customers with high employee turnover rates. The Company's uniform program is intended not only to help its customers foster greater company identity, but to enhance their corporate image and improve employee safety, productivity and morale. The Company typically serves its customers pursuant to written service contracts that range in duration from three to five years.

CUSTOMERS

     The Company serves businesses of all sizes in numerous industry categories. Typical customers include automobile service centers and dealers, delivery services, food and general merchandise retailers, food processors and service operations, light manufacturers, maintenance facilities, restaurants, service companies, soft and durable goods wholesalers, transportation companies, and others who require employee clothing for image, identification, protection or utility purposes. The Company currently services over 100,000 customer locations in 45 states, Canada and Europe from approximately 133 service locations and distribution centers. For fiscal 1996, 1997 and 1998, the Company's garment rental operations produced approximately 67%, 68% and 68%, respectively, of its revenues, while non-garment rentals accounted for 23%, 22% and 22%, the specialized garment services business accounted for approximately 7% and direct sales of garments accounted for 3%, of the Company's revenues during each such period. During the past five years, no single customer accounted for more than 1% of total revenues in any year.

MARKETING AND CUSTOMER SERVICE

     The Company employs more than 320 trained sales representatives whose sole function is to market the Company's services to potential customers and develop new accounts. The Company also utilizes its route salespeople to maximize sales to existing customers, such as by offering garment rental customers the opportunity to purchase non-garment items. Potential customers are contacted by mail, by telephone and in-person. Sales representatives develop their appointments through the use of an extensive, proprietary database of pre-screened and qualified business prospects. This database is built through responses to the Company's promotional initiatives, through contacts via its World Wide Web site and trade shows and through the selective use of purchased lists. The Company also endeavors to elevate its brand identity through certain advertising and promotional initiatives, including the sponsorship of a NASCAR auto racing team.

     The Company believes that customer service is the most important element in developing and maintaining its market position and that its emphasis on customer service is reflected throughout its business. The Company serves its customers through approximately 975 route salespersons, who generally interact on a weekly basis with their accounts, and more than 550 service support people, who are charged with expeditiously handling customer requirements regarding the outfitting of new customer employees, garment repair and replacement, billing inquiries and other matters. The Company's policy is to respond to all customer inquiries and problems within 24 hours.

     The Company's customer service function is supported by its fully-networked management information systems, which provide Company personnel with access to information on the status of customers' orders, inventory availability and shipping information, as well as information regarding customers' individual employees, including names, sizes, uniform styles and colors. The Company has recently established a national account sales group that targets larger customers with nationwide operations for which the Company can serve as the primary supplier of garment services. The Company currently employs ten persons in its national account sales organization and it intends to expand this group as it becomes more established.

COMPETITION

     The uniform rental and sales industry is highly competitive. The Company believes that the top five companies in the uniform rental segment of the industry currently generate over half of the industry's volume. The remainder of the market, however, is divided among more than 600 smaller businesses, many of which serve one or a limited number of markets or geographic service areas and generate annual revenues of less than $1.0 million, and a small group of which have revenues of up to approximately $200 million. Although the Company is one of the larger companies engaged in the uniform rental and sales business, there are other firms in the industry which are larger and have greater financial resources than the Company. The Company's leading competitors include ARAMARK Corporation, Cintas Corporation, G&K Services, Inc. and Unitog Company. In addition to its traditional rental competitors, the Company may increasingly compete in the future with businesses that focus on selling uniforms and other related items. The principal methods of competition in the industry are quality of service and price. The Company also competes with industry competitors for acquisitions, which has the effect of increasing the price for acquisitions and reducing the number of available acquisition candidates. The Company believes that its ability to compete effectively is enhanced by the superior customer service and support that it provides its customers.

MANUFACTURING AND SOURCING

     The Company manufactured approximately 55% of all garments which it placed in service during fiscal 1998. These included work pants manufactured at its plant in Luquillo, Puerto Rico, shirts manufactured at its plant in Cave City, Arkansas, and jackets and certain specialty garments manufactured at its plant in Wilburton, Oklahoma. The balance of the garments used in its programs are purchased from a variety of industry suppliers. While the Company currently acquires the raw materials with which it produces its garments from a limited number of suppliers, the Company believes that such materials are readily available from other sources. To date, the Company has experienced no significant difficulty in obtaining any of its raw materials or supplies.

EMPLOYEES

     At August 29, 1998, the Company employed approximately 7,300 persons, about 5% of whom are represented by unions pursuant to six separate collective bargaining agreements. The Company considers its employee relations to be good.

EXECUTIVE OFFICERS

     The executive officers of the Company are as follows:

           NAME                     AGE                   POSITION
           ----                     ---                   --------

Aldo Croatti                        80             Chairman of the Board

Ronald D. Croatti                   55             Vice Chairman of the Board,
                                                   President and Chief Executive
                                                   Officer

Robert L. Croatti                   62             Executive Vice President

John B. Bartlett                    57             Senior Vice President and
                                                   Chief Financial Officer

Cynthia Croatti                     43             Treasurer

Bruce P. Boynton                    50             Vice President,
                                                   Canadian Operations

Dennis G. Assad                     53             Vice President,
                                                   Sales and Marketing


     The principal occupation and positions for the past five years of the executive officers named above are as follows:

     Aldo Croatti has been Chairman of the Board since the Company's incorporation in 1950 and of certain of its predecessors since 1940.

     Ronald D. Croatti joined the Company in 1965. Mr. Croatti became Vice Chairman of the Board in 1986 and has served as Chief Executive Officer since 1991 and President since August 31, 1995. Mr. Croatti has overall responsibility for the management of the Company.

     Robert L. Croatti joined the Company in 1959. Mr. Croatti has served as Executive Vice President since 1986 and has primary responsibility for overseeing the rental operations of the Company.

     John B. Bartlett joined the Company in 1977. Mr. Bartlett has served as Senior Vice President and Chief Financial Officer since 1986 and has primary responsibility for overseeing the financial functions of the Company, as well as its human resources and information systems departments.

     Cynthia Croatti joined the Company in 1980. Ms. Croatti has served as Treasurer since 1982 and has primary responsibility for overseeing the purchasing and direct sales functions of the Company.

     Bruce P. Boynton joined the Company in 1976. Mr. Boynton has served as Vice President, Canadian Operations since 1986 and is the chief operating officer for the Company's Canadian operations.

     Dennis G. Assad joined the Company in 1975. Mr. Assad has served as Vice President, Sales and Marketing since 1995 and has primary responsibility for overseeing the sales and marketing functions of the Company. Prior to that time, Mr. Assad served as a Regional General Manager of the Company.

     Ronald D. Croatti, Robert L. Croatti and Cynthia Croatti are a son, nephew and daughter, respectively, of Aldo Croatti.

ENVIRONMENTAL MATTERS

     The Company and its operations are subject to various federal, state and local laws and regulations governing, among other things, the generation, handling, storage, transportation, treatment and disposal of hazardous wastes and other substances. In particular, industrial laundries use and must dispose of detergent waste water and other residues. The Company is attentive to the environmental concerns surrounding the disposal of these materials and has through the years taken measures to avoid their improper disposal. In the past, the Company has settled, or contributed to the settlement of, actions or claims brought against the Company relating to the disposal of hazardous materials and there can be no assurance that the Company will not have to expend material amounts to remediate the consequences of any such disposal in the future. Further, under environmental laws, an owner or lessee of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances located on or in or emanating from such property, as well as related costs of investigation and property damage. Such laws often impose liability without regard to whether the owner or lessee knew of or was responsible for the presence of such hazardous or toxic substances. There can be no assurances that acquired or leased locations have been operated in compliance with environmental laws and regulations or that future uses or conditions will not result in the imposition of liability upon the Company under such laws or expose the Company to third-party actions such as tort suits.

     In addition, the federal Environmental Protection Agency has recently proposed a federal environmental regulatory framework applicable to industrial laundry operations that would replace local regulations. Scheduled to take effect in 1999, these regulations, if implemented as proposed, would require the Company to expend substantial amounts on compliance, thereby increasing the Company's operating costs and capital expenditures. To the extent such costs and expenses could not be offset through price increases, the Company's results of operations could be adversely affected.

     The Company's nuclear garment decontamination facilities are licensed by the Nuclear Regulatory Commission, or in certain cases by the applicable state agency, and are subject to regulation by federal, state and local authorities. In recent years, there has been increased scrutiny and, in certain cases, regulation of nuclear facilities or related services that have resulted in the suspension of operations at certain nuclear facilities served by the Company or disruptions of the Company's ability to service such facilities. There can be no assurance that such increased scrutiny will not lead to the shut-down of such facilities or otherwise cause material disruptions in the Company's garment decontamination business.

ITEM 2.  PROPERTIES

     At August 29, 1998, the Company owned or occupied 136 facilities containing an aggregate of approximately 3.6 million square feet located in the United States, Canada, Puerto Rico and the Netherlands. These facilities include the Company's 320,000 square foot Owensboro, Kentucky distribution center (which the Company believes is one of the largest and most advanced garment distribution facilities in the industry) and its garment manufacturing plants in Luquillo, Puerto Rico, Cave City, Arkansas, and Wilburton, Oklahoma, as well as 11 decontamination facilities located in Massachusetts, New Mexico, California, Washington, Hawaii, Pennsylvania, South Carolina, Virginia, Georgia, Illinois and The Netherlands. The Company owns 79 of these facilities containing approximately 2.8 million square feet. The Company believes that by owning its manufacturing facilities, it can produce custom garment programs for its larger customers, offer a diverse range of designs within its standard line of garments and better control the quality, price and speed at which it produces such garments. The Company also believes that its industrial laundry facilities are among the most modern in the industry.

     The Company owns substantially all of the machinery and equipment used in its operations. In the opinion of the Company, all of its facilities and its production, cleaning and decontamination equipment have been well maintained, are in good condition and are adequate for the Company's present needs. The Company also owns and leases a fleet of approximately 1,775 delivery vans, trucks and other vehicles. The Company believes that these vehicles are in good repair and are adequate for the Company's present needs.

ITEM 3. LEGAL PROCEEDINGS

     From time to time the Company is subject to legal proceedings and claims arising from the conduct of its business operations, including personal injury, customer contract disputes, employment claims and environmental matters as described in Item 1 above. The Company maintains insurance coverage providing indemnification against many of such claims. In the opinion of management, the ultimate disposition of these matters on an aggregate basis will not have a material adverse effect on the Company's financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     None

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

     Incorporated by reference to the information provided under the caption "Common Stock Prices and Dividends Per Share" in the Company's 1998 Annual Report to Shareholders.

ITEM 6.  SELECTED FINANCIAL DATA

     Incorporated by reference to the information provided under the caption "Eleven Year Financial Summary" in the Company's 1998 Annual Report to Shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Incorporated by reference to the information provided under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1998 Annual Report to Shareholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

     Management has determined that all of the Company's foreign subsidiaries operate primarily in local currencies that represent the functional currencies of the subsidiaries. All assets and liabilities of foreign subsidiaries are translated into U.S. dollars using the exchange rate prevailing at the balance sheet date, while income and expense accounts are translated at average exchange rates during the year. As such, the Company's operating results are affected by fluctuations in the value of the U.S. dollar as compared to currencies in foreign countries, as a result of the Company's transactions in these foreign markets. The Company does not operate a hedging program to mitigate the effect of a significant rapid change in the value of the Dutch Guilder or the Canadian Dollar as compared to the U.S. dollar. If such a change did occur, the Company would have to take into account a currency exchange gain or loss in the amount of the change in the U.S. dollar denominated balance of the amounts outstanding at the time of such change. While the Company does not believe such a gain or loss is likely, and would not likely be material, there can be no assurance that such a loss would not have an adverse material effect on the Company's results of operations or financial condition.

Interest Rate Risk

     The Company is exposed to market risk from changes in interest rates which may adversely affect its financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, the Company manages exposures through its regular operating and financing activities. The Company does not use financial instruments for trading or other speculative purposes and is not party to any leveraged financial instruments.

     The Company is exposed to interest rate risk primarily through its borrowings under its $60 million unsecured line of credit with two banks. Under the line of credit, the Company may borrow funds at variable interest rates based on the LIBOR rate or the bank's money market rate, as selected by the Company. The Company has also entered into an interest rate swap agreement with a bank, maturing on December 12, 1998, which locks in the interest rate on $15 million at a fixed rated of 5.53% to help manage the Company's exposure to interest rate movements and reduce borrowing costs.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and the accompanying notes, which are incorporated herein by reference to the Company's 1998 Annual Report to Shareholders, are indexed herein under Items 14(a)(1) and (2) of Part IV.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     Not applicable


                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     Incorporated by reference to the information provided under the caption "Election of Directors" in the Company's Proxy Statement for its 1999 Annual Meeting of Shareholders.

ITEM 11.  EXECUTIVE COMPENSATION

     Incorporated by reference to the information provided under the caption "Summary Compensation Table" in the Company's Proxy Statement for its 1999 Annual Meeting of Shareholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     Incorporated by reference to the information provided under the captions "Election of Directors" and "Security Ownership of Management and Principal Shareholders" in the Company's Proxy Statement for its 1999 Annual Meeting of Shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated by reference to the information provided under the caption "Certain Relationships and Related Transactions" in the Company's Proxy Statement for its 1999 Annual Meeting of Shareholders.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
          ON FORM 8-K

     (a) The financial statements listed below are filed as part of this report:

          1. and 2. FINANCIAL STATEMENTS AND
                    FINANCIAL STATEMENT SCHEDULES.

     The financial statements and financial statement schedules listed below are incorporated herein by reference to the Company's 1998 Annual Report to Shareholders.

Consolidated balance sheets as of August 29, 1998 and August 30, 1997

Consolidated statements of income for each of the three years in the period ended August 29, 1998

Consolidated statements of shareholders' equity for each of the three years in the period ended August 29, 1998

Consolidated statements of cash flows for each of the three years in the period ended August 29, 1998

Notes to consolidated financial statements

Report of independent public accountants

The following additional schedules are filed herewith:

     Report of independent public accountants on supplemental schedule to the consolidated financial statements.

     Schedule II -

     Valuation and qualifying accounts for each of the three years in the period ended August 29, 1998.

     Separate financial statements of the Company have been omitted because the Company is primarily an operating company and all subsidiaries included in the consolidated financial statements are wholly owned.

     All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements or the notes thereto.

     3. EXHIBITS. The exhibits listed in the accompanying Exhibit Index are filed as part of this report.

     (b) During the three months ended August 29, 1998 the Company did not file any reports on Form 8-K with the Securities and Exchange Commission.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       UniFirst Corporation

                                             By:       Aldo Croatti
                                                -------------------------------
                                                       Aldo Croatti
                                                       Chairman

Date: November 25, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         NAME                      TITLE                         DATE
         ----                      -----                         ----

 Aldo Croatti                  Chairman and Director          November 25, 1998
-----------------------
 Aldo Croatti

 Ronald D. Croatti             Principal Executive            November 25, 1998
-----------------------        Officer and Director
 Ronald D. Croatti

 John B. Bartlett              Principal Financial            November 25, 1998
-----------------------        Officer and Principal
 John B. Bartlett              Accounting Officer

 Cynthia Croatti               Director                       November 25, 1998
-----------------------
 Cynthia Croatti

 Donald J. Evans               Director                       November 25, 1998
-----------------------
 Donald J. Evans

 Reynold L. Hoover             Director                       November 25, 1998
-----------------------
 Reynold L. Hoover

 Albert Cohen                  Director                       November 25, 1998
-----------------------
 Albert Cohen

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SUPPLEMENTAL
                SCHEDULE TO THE CONSOLIDATED FINANCIAL STATEMENTS

To the Board of Directors and Shareholders of UniFirst Corporation:

     We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in this Form 10-K, and have issued our report thereon dated November 3, 1998. Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The supplemental schedule to the consolidated financial statements listed as Item 14(a)(2) in the Form 10-K is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This supplemental schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein, in relation to the basic consolidated financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Boston, Massachusetts
November 3, 1998

UNIFIRST CORPORATION AND SUBSIDIARIES
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS FOR EACH
OF THE THREE YEARS IN THE PERIOD ENDED AUGUST 29, 1998

                                          Balance,     Charged to       Charges for     Balance,
                                         Beginning     Costs and      Which Reserves     End of
                  Description            of Period     Expenses        Were Created      Period
---------------------------------------------------------------------------------------------------
For the year ended August 29, 1998
----------------------------------

Allowance for
  doubtful accounts                    $ 1,299,000     $2,759,000      $(2,529,000)   $ 1,529,000
                                       ============================================================

For the year ended August 30, 1997
----------------------------------

Allowance for
  doubtful accounts                    $   843,000     $2,428,000      $(1,972,000)   $ 1,299,000
                                       ============================================================

For the year ended August 31, 1996
----------------------------------

Allowance for
  doubtful accounts                    $   734,000     $1,850,000      $(1,741,000)   $   843,000
                                       ============================================================

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

13 The Company's 1998 Annual Report to Shareholders (filed herewith to the extent expressly incorporated by reference herein).

21   List of Subsidiaries

23   Consent of Arthur Andersen LLP

27   Financial Data Schedule