Form 10-Q
period 1998-11-28
UNIFIRST CORP
filed 1999-01-12
CIK 717954

                        SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.
                                      20549


                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended                                           Commission File
  November 28, 1998                                              Number 1-8504

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

                                                         Yes [X]     No [ ]

The number of outstanding shares of the registrant's Common Stock and Class B Common Stock as of January 6, 1999 were 10,456,634 and 10,288,744 respectively.

PART 1 - FINANCIAL INFORMATION

FORM 10-Q
UNIFIRST CORPORATION AND SUBSIDIARIES
CONDENSED BALANCE SHEETS
(unaudited)

                                                          November 28,            August 29,         November 29,
                                                                  1998                 1998*                 1997
-----------------------------------------------------------------------------------------------------------------
Assets
Current assets:
   Cash                                                   $   7,385,000        $   5,330,000        $   4,189,000
   Receivables                                               45,634,000           42,127,000           45,146,000
   Inventories                                               23,804,000           24,152,000           19,464,000
   Rental merchandise in service                             47,361,000           42,971,000           40,673,000
   Prepaid expenses                                             202,000              188,000              146,000
-----------------------------------------------------------------------------------------------------------------
      Total current assets                                  124,386,000          114,768,000          109,618,000
-----------------------------------------------------------------------------------------------------------------
Property and equipment:
   Land, buildings and leasehold improvements               154,667,000          150,853,000          141,715,000
   Machinery and equipment                                  168,316,000          165,762,000          148,947,000
   Motor vehicles                                            41,887,000           41,608,000           38,149,000
-----------------------------------------------------------------------------------------------------------------
                                                            364,870,000          358,223,000          328,811,000
   Less - accumulated depreciation                          152,118,000          147,261,000          133,287,000
-----------------------------------------------------------------------------------------------------------------
                                                            212,752,000          210,962,000          195,524,000
-----------------------------------------------------------------------------------------------------------------
Other assets                                                 56,220,000           50,400,000           48,639,000
-----------------------------------------------------------------------------------------------------------------
                                                          $ 393,358,000        $ 376,130,000        $ 353,781,000
=================================================================================================================

Liabilities and Shareholders' Equity
Current liabilities:
   Current maturities of long-term obligations            $   1,140,000        $   1,194,000        $   1,045,000
   Notes payable                                              2,509,000            2,511,000            2,820,000
   Accounts payable                                          17,918,000           14,109,000           11,995,000
   Accrued liabilities                                       47,964,000           45,101,000           47,231,000
   Accrued and deferred income taxes                          4,961,000            2,540,000            6,441,000
-----------------------------------------------------------------------------------------------------------------
      Total current liabilities                              74,492,000           65,455,000           69,532,000
-----------------------------------------------------------------------------------------------------------------
Long-term obligations, net of current maturities             44,602,000           45,955,000           41,659,000
Deferred income taxes                                        18,743,000           18,346,000           17,440,000
-----------------------------------------------------------------------------------------------------------------
Shareholders' equity:
   Preferred stock, $1.00 par value; 2,000,000
     shares authorized; none issued                                  --                   --                   --
   Common stock, $.10 par value; 30,000,000
     shares authorized; issued and outstanding
     10,216,864 shares                                        1,022,000            1,022,000              790,000
   Class B Common stock, $.10 par value; 20,000,000
     shares authorized; issued and outstanding
     10,293,744 shares                                        1,029,000            1,029,000            1,261,000
   Capital surplus                                            7,078,000            7,078,000            7,078,000
   Retained earnings                                        248,807,000          239,952,000          217,235,000
   Cumulative translation adjustment                         (2,415,000)          (2,707,000)          (1,214,000)
-----------------------------------------------------------------------------------------------------------------
      Total shareholders' equity                            255,521,000          246,374,000          225,150,000
-----------------------------------------------------------------------------------------------------------------
                                                          $ 393,358,000        $ 376,130,000        $ 353,781,000
=================================================================================================================

* Condensed from audited financial statements
The accompanying notes are an integral part of these condensed financial statements.

FORM 10-Q
UNIFIRST CORPORATION AND SUBSIDIARIES
CONDENSED STATEMENTS OF INCOME
(unaudited)

                                                         Thirteen             Thirteen
                                                      weeks ended          weeks ended
                                                     November 28,         November 29,
                                                             1998                 1997
--------------------------------------------------------------------------------------

Revenues                                            $ 116,335,000        $ 112,402,000
--------------------------------------------------------------------------------------

Costs and expenses:
   Operating costs                                     66,488,000           66,325,000
   Selling and administrative expenses                 26,989,000           25,397,000
   Depreciation and amortization                        7,258,000            6,308,000
--------------------------------------------------------------------------------------
                                                      100,735,000           98,030,000
--------------------------------------------------------------------------------------

Income from operations                                 15,600,000           14,372,000
--------------------------------------------------------------------------------------

Interest expense (income):
   Interest expense                                       712,000              651,000
   Interest income                                        (58,000)             (70,000)
--------------------------------------------------------------------------------------
                                                          654,000              581,000
--------------------------------------------------------------------------------------

Income before income taxes                             14,946,000           13,791,000
Provision for income taxes                              5,530,000            4,965,000
--------------------------------------------------------------------------------------

Net income                                          $   9,416,000        $   8,826,000
======================================================================================


Weighted average number of shares outstanding          20,510,608           20,510,608
======================================================================================


Net income per share - basic & diluted              $        0.46        $        0.43
======================================================================================


The accompanying notes are an integral part of these condensed financial statements.

FORM 10-Q
UNIFIRST CORPORATION AND SUBSIDIARIES
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

                                                              Thirteen           Thirteen
                                                           weeks ended        weeks ended
                                                          November 28,       November 29,
                                                                  1998               1997
------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net Income                                                $  9,416,000       $  8,826,000
  Adjustments:
  Depreciation                                               6,055,000          5,246,000
  Amortization of other assets                               1,203,000          1,062,000
  Receivables                                               (3,366,000)        (5,785,000)
  Inventories                                                  331,000             26,000
  Rental merchandise in service                             (3,884,000)          (720,000)
  Prepaid expenses                                             (14,000)             2,000
  Accounts payable                                           3,923,000         (1,096,000)
  Accrued liabilities                                        2,857,000          1,624,000
  Accrued and deferred income taxes                          2,402,000          3,909,000
  Deferred income taxes                                        387,000            348,000
------------------------------------------------------------------------------------------
  Net cash provided by operating activities                 19,310,000         13,442,000
------------------------------------------------------------------------------------------

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired             (3,654,000)                 -
Capital expenditures                                        (7,400,000)       (12,765,000)
Other assets, net                                           (4,231,000)        (1,497,000)
------------------------------------------------------------------------------------------
  Net cash used in investing activities                    (15,285,000)       (14,262,000)
------------------------------------------------------------------------------------------

Cash flows from financing activities:
Increase in debt                                                40,000          2,124,000
Reduction of debt                                           (1,449,000)          (629,000)
Cash dividends paid or payable                                (561,000)          (540,000)
------------------------------------------------------------------------------------------
  Net cash provided by (used in) financing activities       (1,970,000)           955,000
------------------------------------------------------------------------------------------

Net increase in cash                                         2,055,000            135,000
Cash at beginning of period                                  5,330,000          4,054,000
------------------------------------------------------------------------------------------

Cash at end of period                                     $  7,385,000       $  4,189,000
==========================================================================================

Supplemental disclosure of cash flow information:

Interest paid                                             $    694,000       $    643,000

Income taxes paid                                            2,712,000            746,000
==========================================================================================

The accompanying notes are an integral part of these condensed financial statements.

                                    FORM 10-Q

                      UNIFIRST CORPORATION AND SUBSIDIARIES

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                 FOR THE THIRTEEN WEEKS ENDED NOVEMBER 28, 1998

1. These condensed financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim period. It is suggested that these condensed financial statements should be read in conjunction with the financial statements and the notes, thereto, included in the Company's latest annual report on Form 10-K.

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

                                    FORM 10-Q
                      UNIFIRST CORPORATION AND SUBSIDIARIES

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

                 FOR THE THIRTEEN WEEKS ENDED NOVEMBER 28, 1998

RESULTS OF OPERATIONS

THIRTEEN WEEKS OF FISCAL 1999 COMPARED WITH THIRTEEN WEEKS OF FISCAL 1998

Revenues. Fiscal 1999 first quarter revenues increased $3.9 million or 3.5% to $116.3 million as compared with $112.4 million for the fiscal 1998 first quarter. This increase can be attributed to growth from existing operations (1.6%), acquisitions (0.9%) and price increases (1.0%). Growth from existing operations was from the conventional uniform rental business (2.3%), offset by lower revenue from the nuclear garment services business (-0.7%). The increase in revenues from acquisitions resulted from two acquisitions made in fiscal 1998 (one in California in March 1998, and one in Alabama in June 1998) and two acquisitions made in fiscal 1999 (one in Wisconsin and one in Mississippi, both in October 1998).

Operating Costs. Operating costs increased slightly, to $66.5 million for the first quarter of fiscal 1999 as compared with $66.3 million for the same period of fiscal 1998, but declined to 57.2% from 59.0% as a percentage of revenues for these periods. In July 1998, the Company changed the estimated service lives and related amortization periods for rental merchandise in service, from primarily 12 months to primarily 15 months. This was the primary reason for the improvement in operating costs as a percentage of revenues.

Selling and Administrative Expenses. The Company's selling and administrative expenses increased to $27.0 million, or 23.2% of revenues, for the first quarter of fiscal 1999 as compared with $25.4 million, or 22.6% of revenues, for the same period in fiscal 1998. This increase was due primarily to increased costs for employee health insurance.

Depreciation and Amortization. The Company's depreciation and amortization expense increased to $7.3 million, or 6.2% of revenues, for the first quarter of fiscal 1999 as compared with $6.3 million, or 5.6% of revenues, for the same period in fiscal 1998. This increase was due primarily to increased capital expenditures for the Company's new distribution center in Owensboro, KY and information systems hardware and software to upgrade certain Company-wide systems.

Net Interest Expense. Net interest expense was $654,000, or 0.6% of revenues, for the first quarter of fiscal 1999 as compared with $581,000, or 0.5% of revenues, for the same period in fiscal 1998. The increase is primarily attributable to higher debt levels in the fiscal 1999 quarter.

Income Taxes. The Company's effective income tax rate was 37.0% for the first quarter of fiscal 1999 and 36.0% for the same period in fiscal 1998. The increase is due primarily to reduced benefits from a corporate-owned life insurance program.

                                    FORM 10-Q
                      UNIFIRST CORPORATION AND SUBSIDIARIES

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION
                                   (continued)

                 FOR THE THIRTEEN WEEKS ENDED NOVEMBER 28, 1998

LIQUIDITY AND CAPITAL RESOURCES

Shareholders' equity at November 28, 1998 was $255.5 million, or 84.8% of total capitalization.

During the thirteen weeks ended November 28, 1998 net cash provided by operating activities of $19.3 million was primarily used for capital expenditures ($7.4 million), acquisition of two businesses ($3.7 million), debt repayment ($1.4 million) and dividends ($0.6 million).

The Company had $7.4 million in cash and $20.9 million available on its $60 million unsecured line of credit with two banks as of November 28, 1998. This line of credit was increased to $120 million, with three banks, effective November 30, 1998. The Company believes its generated cash from operations and the Company's borrowing capacity will adequately cover its foreseeable capital requirements.

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

INFORMATION SYSTEMS; YEAR 2000

The Company has made a substantial investment in its information systems and intends to spend significant amounts on its information systems in the future. The Company has been evaluating Year 2000 (Y2K) issues concerning the ability of its systems to properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause complete system failures.

                                    FORM 10-Q
                      UNIFIRST CORPORATION AND SUBSIDIARIES

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

                                   (continued)

                 FOR THE THIRTEEN WEEKS ENDED NOVEMBER 28, 1998

INFORMATION SYSTEMS; YEAR 2000 (CONTINUED)

State of Readiness: The Company uses a five-step process to manage its Y2K program: 1. Inventory (identify items to be assessed for Y2K readiness); 2. Assessment (prioritize the inventoried items, assess and document their Y2K readiness and plan corrective actions); 3. Renovation/Upgrade (apply corrective actions); 4. Testing (verify corrective actions); 5. Implementation (implement new system). The Company believes that its recently developed account management system, which is used primarily for customer billing, accounts receivable and sales taxes, and the materials management and catalog sales systems which were installed at its Owensboro, KY facility are Y2K compliant. Additionally, as part of an ongoing IS initiative, the Company is in the process of installing a new third party payroll and human resources system which has been represented to be Y2K compliant -- implementation is planned for February, 1999. The Company has grouped the rest of its information systems and technology into 3 categories for its Y2K program: 1. Information Technology (computer hardware and software, including financial systems and electronic data interchange (EDI) interfaces);
2. Physical Plant (production equipment and facilities); 3. Extended Enterprise (suppliers and customers). The Company has, at a minimum, reached the renovation/upgrade step on all projects. Some projects are currently being tested and a number of projects have been implemented.

Costs: The Company expects that the total cost of its Y2K program will range from $1.0 to $1.5 million. As of November 28, 1998 the Company had spent approximately $0.6 million. These costs do not include the account management, Owensboro, KY and new payroll and human resources systems discussed above.

Risks of Y2K issues and Contingency Plans: Since the beginning of its Y2K program, the Company has focused its resources on the systems which are critical to its business operations. While the Company believes it is addressing the Y2K risks within its control, there are other risks, such as utilities and other suppliers, which are beyond the immediate control of the Company. Based on current information, the Company believes that the Y2K problem will not have a material adverse effect on the results of operations of the Company. There can, however, be no assurances that Y2K remediation by others, including suppliers, will be properly completed, and failure to do so could have a material adverse effect on the results of operations of the Company. Contingency plans are in the process of being developed for all Y2K projects which are critical to the Company's business operations.

                                    FORM 10-Q
                      UNIFIRST CORPORATION AND SUBSIDIARIES

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

                                   (continued)

                 FOR THE THIRTEEN WEEKS ENDED NOVEMBER 28, 1998

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding quantitative and qualitative disclosures about market risk, see the Company's discussion under Item 7A of its Annual Report on Form 10-K for the fiscal year ended August 29, 1998. Between August 29, 1998 and November 28, 1998, there were no material changes in the Company's market risk.

SAFE HARBOR FOR FORWARD LOOKING STATEMENTS

Forward looking statements contained in this quarterly report are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995 and are highly dependent upon a variety of important factors that could cause actual results to differ materially from those reflected in such forward looking statements. Such factors include those indicated in the section entitled "Risk Factors" in the Company's Prospectus, dated March 18, 1998, as well as the risks and uncertainties relating to the centralization of certain of the Company's operations at its Owensboro, KY distribution facility, the Company's handling of the Year 2000 issue, and the Company's ability to control manufacturing and operating costs. When used in this quarterly report, the words "intend," "anticipate," "believe," "estimate," and "expect" and similar expressions as they relate to the Company are included to identify such forward looking statements.

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

                              UNIFIRST CORPORATION

                             /s/ RONALD D. CROATTI
                             ----------------------------
                                 Ronald D. Croatti
                             Vice Chairman, President and
                               Chief Executive Officer

Date: January 12, 1999

                              /s/ JOHN B. BARTLETT
                             --------------------------
                                  John B. Bartlett
                               Senior Vice President
                             and Chief Financial Officer