Form 10-Q
period 1999-02-27
UNIFIRST CORP
filed 1999-04-13
CIK 717954

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.
                                      20549



                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended                                        Commission File
  February 27, 1999                                           Number 1-8504


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

                                                  Yes [X]        No [ ]


The number of outstanding shares of the registrant's Common Stock and Class B Common Stock as of March 31, 1999 were 10,050,934 and 10,269,744 respectively.

PART 1 - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FORM 10-Q
UNIFIRST CORPORATION AND SUBSIDIARIES
CONDENSED BALANCE SHEETS
(unaudited)

                                                                        February 27,          August 29,       February 28,
                                                                                1999               1998*               1998
----------------------------------------------------------------------------------------------------------------------------
Assets
Current assets:
   Cash                                                                 $  6,932,000        $  5,330,000       $  7,177,000
   Receivables                                                            48,242,000          42,127,000         41,718,000
   Inventories                                                            29,024,000          24,152,000         20,671,000
   Rental merchandise in service                                          52,372,000          42,971,000         40,518,000
   Prepaid expenses                                                          259,000             188,000            147,000
----------------------------------------------------------------------------------------------------------------------------
      Total current assets                                               136,829,000         114,768,000        110,231,000
----------------------------------------------------------------------------------------------------------------------------
Property and equipment:
   Land, buildings and leasehold improvements                            165,287,000         150,853,000        145,361,000
   Machinery and equipment                                               179,351,000         165,762,000        155,583,000
   Motor vehicles                                                         45,254,000          41,608,000         38,523,000
----------------------------------------------------------------------------------------------------------------------------
                                                                         389,892,000         358,223,000        339,467,000
   Less - accumulated depreciation                                       161,476,000         147,261,000        137,595,000
----------------------------------------------------------------------------------------------------------------------------
                                                                         228,416,000         210,962,000        201,872,000
----------------------------------------------------------------------------------------------------------------------------
Other assets                                                              80,452,000          50,400,000         48,336,000
----------------------------------------------------------------------------------------------------------------------------
                                                                        $445,697,000        $376,130,000       $360,439,000
============================================================================================================================

Liabilities and Shareholders' Equity
Current liabilities:
   Current maturities of long-term obligations                          $    523,000        $  1,194,000       $  1,050,000
   Notes payable                                                           2,488,000           2,511,000          2,543,000
   Accounts payable                                                       18,572,000          14,109,000         14,054,000
   Accrued liabilities                                                    50,698,000          45,101,000         49,160,000
   Accrued and deferred income taxes                                       3,865,000           2,540,000          2,189,000
----------------------------------------------------------------------------------------------------------------------------
      Total current liabilities                                           76,146,000          65,455,000         68,996,000
----------------------------------------------------------------------------------------------------------------------------
Long-term obligations, net of current maturities                          88,602,000          45,955,000         43,005,000
Deferred income taxes                                                     19,219,000          18,346,000         17,687,000
----------------------------------------------------------------------------------------------------------------------------
Shareholders' equity:
   Preferred stock, $1.00 par value; 2,000,000
     shares authorized; none issued                                               --                  --                 --
   Common stock, $.10 par value; 30,000,000
     shares authorized; issued
     10,216,234, 10,216,864 and 7,903,864 shares                           1,022,000           1,022,000            790,000
   Class B Common stock, $.10 par value; 20,000,000
     shares authorized; issued
     10,283,744, 10,293,744 and 12,606,744 shares                          1,028,000           1,029,000          1,261,000
   Treasury stock, 255,400 shares, at cost                                (5,631,000)                 --                 --
   Capital surplus                                                        12,464,000           7,078,000          7,078,000
   Retained earnings                                                     254,981,000         239,952,000        222,954,000
   Accumulated other comprehensive income                                 (2,134,000)         (2,707,000)        (1,332,000)
----------------------------------------------------------------------------------------------------------------------------
      Total shareholders' equity                                         261,730,000         246,374,000        230,751,000
----------------------------------------------------------------------------------------------------------------------------
                                                                        $445,697,000        $376,130,000       $360,439,000
============================================================================================================================

* Condensed from audited financial statements
The accompanying notes are an integral part of these condensed financial statements.

FORM 10-Q
UNIFIRST CORPORATION AND SUBSIDIARIES
CONDENSED STATEMENTS OF INCOME
(unaudited)

                                                      Twenty-six          Twenty-six            Thirteen             Thirteen
                                                     weeks ended         weeks ended         weeks ended          weeks ended
                                                    February 27,        February 28,        February 27,         February 28,
                                                            1999                1998                1999                 1998
------------------------------------------------------------------------------------------------------------------------------
Revenues                                            $236,401,000        $221,746,000        $120,066,000         $109,344,000
------------------------------------------------------------------------------------------------------------------------------

Costs and expenses:
   Operating costs                                   140,808,000         135,262,000          74,320,000           68,937,000
   Selling and administrative expenses                52,853,000          49,147,000          25,864,000           23,750,000
   Depreciation and amortization                      15,015,000          12,601,000           7,757,000            6,293,000
------------------------------------------------------------------------------------------------------------------------------
                                                     208,676,000         197,010,000         107,941,000           98,980,000
------------------------------------------------------------------------------------------------------------------------------

Income from operations                                27,725,000          24,736,000          12,125,000           10,364,000
------------------------------------------------------------------------------------------------------------------------------

Interest expense (income):
   Interest expense                                    1,978,000           1,299,000           1,266,000              648,000
   Interest income                                       (86,000)           (133,000)            (28,000)             (63,000)
------------------------------------------------------------------------------------------------------------------------------
                                                       1,892,000           1,166,000           1,238,000              585,000
------------------------------------------------------------------------------------------------------------------------------

Income before income taxes                            25,833,000          23,570,000          10,887,000            9,779,000
Provision for income taxes                             9,558,000           8,485,000           4,028,000            3,520,000
------------------------------------------------------------------------------------------------------------------------------

Net income                                          $ 16,275,000        $ 15,085,000        $  6,859,000         $  6,259,000
==============================================================================================================================


Weighted average number of shares outstanding -
  basic & diluted                                     20,653,305          20,510,608          20,691,018           20,510,608
==============================================================================================================================


Net income per share - basic & diluted              $       0.79        $       0.74        $       0.33         $       0.31
==============================================================================================================================

The accompanying notes are an integral part of these condensed financial statements.

FORM 10-Q
UNIFIRST CORPORATION AND SUBSIDIARIES
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

                                                                      Twenty-six           Twenty-six
                                                                     weeks ended          weeks ended
                                                                    February 27,         February 28,
                                                                            1999                 1998
------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net Income                                                           $16,275,000          $15,085,000
  Adjustments, net of acquisitions:
  Depreciation                                                        12,321,000           10,470,000
  Amortization of other assets                                         2,694,000            2,131,000
  Receivables                                                         (3,068,000)          (2,356,000)
  Inventories                                                          1,446,000           (1,209,000)
  Rental merchandise in service                                       (5,382,000)            (566,000)
  Prepaid expenses                                                       (19,000)               1,000
  Accounts payable                                                     3,920,000              942,000
  Accrued liabilities                                                  5,363,000            3,553,000
  Accrued and deferred income taxes                                    1,237,000             (343,000)
  Deferred income taxes                                                  854,000              594,000
------------------------------------------------------------------------------------------------------
  Net cash provided by operating activities                           35,641,000           28,302,000
------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired                      (42,924,000)                   -
Capital expenditures                                                 (19,003,000)         (24,335,000)
Other assets, net                                                     (6,422,000)          (2,332,000)
------------------------------------------------------------------------------------------------------
  Net cash used in investing activities                              (68,349,000)         (26,667,000)
------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
Increase in debt                                                      42,275,000            4,121,000
Reduction of debt                                                     (1,088,000)          (1,553,000)
Repurchase of common stock                                            (5,631,000)                   -
Cash dividends paid or payable                                        (1,246,000)          (1,080,000)
------------------------------------------------------------------------------------------------------
  Net cash provided by financing activities                           34,310,000            1,488,000
------------------------------------------------------------------------------------------------------

Net increase in cash                                                   1,602,000            3,123,000
Cash at beginning of period                                            5,330,000            4,054,000
------------------------------------------------------------------------------------------------------

Cash at end of period                                                $ 6,932,000          $ 7,177,000
======================================================================================================

Supplemental disclosure of cash flow information:

Interest paid                                                        $ 1,391,000          $ 1,321,000

Income taxes paid                                                      7,360,000            8,271,000
======================================================================================================

The accompanying notes are an integral part of these condensed financial statements.

                                    FORM 10-Q
                      UNIFIRST CORPORATION AND SUBSIDIARIES

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                FOR THE TWENTY-SIX WEEKS ENDED FEBRUARY 27, 1999



1. These condensed financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the information furnished reflects all adjustments which are, in the opinion of management, necessary to a fair statement of results for the interim period. It is suggested that these condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. Results for an interim period are not indicative of any future interim periods or for an entire fiscal year.


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


3. In the first quarter of fiscal 1999, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income". SFAS 130 established new rules for the reporting and display of comprehensive income and its components. The adoption of SFAS 130 had no impact on the Company's net income or shareholders' equity, but it requires the Company's foreign currency translation adjustment, which prior to adoption was reported separately in shareholders' equity, to be included in accumulated other comprehensive income. The components of comprehensive income for the thirteen and twenty-six week periods ended February 27, 1999 and February 28, 1998 were as follows:



                                                      Twenty-six          Twenty-six             Thirteen            Thirteen
                                                     weeks ended         weeks ended          weeks ended         weeks ended
                                                    February 27,        February 28,         February 27,        February 28,
                                                            1999                1998                 1999                1998
------------------------------------------------------------------------------------------------------------------------------
Net income                                           $16,275,000         $15,085,000           $6,859,000          $6,259,000

Other comprehensive income:
  Foreign currency translation adjustments               573,000            (446,000)             281,000            (118,000)
                                                   ---------------------------------------------------------------------------

Comprehensive income                                 $16,848,000         $14,639,000           $7,140,000          $6,141,000
                                                   ===========================================================================

4. The Company has completed four acquisitions in fiscal 1999 to date. The purchase price for these acquisitions was allocated in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations."

                                    FORM 10-Q
                      UNIFIRST CORPORATION AND SUBSIDIARIES

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

                FOR THE TWENTY-SIX WEEKS ENDED FEBRUARY 27, 1999


RESULTS OF OPERATIONS
---------------------

Twenty-Six Weeks of Fiscal 1999 Compared with Twenty-Six Weeks of Fiscal 1998
-----------------------------------------------------------------------------

REVENUES. Revenues for the first twenty-six weeks of fiscal 1999 increased $14.7 million or 6.6% to $236.4 million as compared with $221.7 million for the first twenty-six weeks of fiscal 1998. This increase can be attributed to growth from existing operations (2.5%), acquisitions (3.1%) and price increases (1.0%). Growth from existing operations was from the conventional uniform rental business (2.6%), offset by slightly lower revenue from the nuclear garment services business (-0.1%). The increase in revenues from acquisitions resulted from two acquisitions made in fiscal 1998 (one in California in March 1998, and one in Alabama in June 1998) and four acquisitions made in fiscal 1999 (one in Wisconsin and one in Mississippi, both in October 1998, one in New England and North Carolina in December 1998 and one in Nevada in January 1999).

OPERATING COSTS. Operating costs increased to $140.8 million for the first half of fiscal 1999 as compared with $135.3 million for the same period of fiscal 1998 as a result of costs associated with increased revenues, but declined to 59.6% from 61.0% as a percentage of revenues for these periods. In July 1998, the Company changed the estimated service lives and related amortization periods for rental merchandise in service, from primarily 12 months to primarily 15 months. This was the primary reason for the improvement in operating costs as a percentage of revenues. This improvement was offset by the additional costs of consolidating the Company's regional distribution facilities into its centralized distribution center in Owensboro, KY.

SELLING AND ADMINISTRATIVE EXPENSES. The Company's selling and administrative expenses increased to $52.9 million, or 22.4% of revenues, for the first twenty-six weeks of fiscal 1999 as compared with $49.1 million, or 22.2% of revenues, for the same period in fiscal 1998. This increase was due primarily to increased sales personnel and other costs to support the Company's increased revenues, costs incurred to upgrade its information systems and increased costs for employee health insurance.

DEPRECIATION AND AMORTIZATION. The Company's depreciation and amortization expense increased to $15.0 million, or 6.3% of revenues, for the first half of fiscal 1999 as compared with $12.6 million, or 5.7% of revenues, for the same period in fiscal 1998. This increase was due primarily to increased capital expenditures for the Company's new distribution center in Owensboro, KY and information systems hardware and software to upgrade certain Company-wide systems.

NET INTEREST EXPENSE. Net interest expense was $1.9 million, or 0.8% of revenues, for the first twenty-six weeks of fiscal 1999 as compared to $1.2 million, or 0.5% of revenues, for the same period in fiscal 1998. The increase is primarily attributable to higher debt levels in the first half of fiscal 1999.

INCOME TAXES. The Company's effective income tax rate was 37.0% for the first half of fiscal 1999 and 36.0% for the same period in fiscal 1998. The increase is due primarily to reduced benefits from a corporate-owned life insurance program.

                                    FORM 10-Q
                      UNIFIRST CORPORATION AND SUBSIDIARIES

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION
                                   (continued)

                FOR THE TWENTY-SIX WEEKS ENDED FEBRUARY 27, 1999

RESULTS OF OPERATIONS (continued)
---------------------------------

Thirteen Weeks ended February 27,1999 Compared to Thirteen Weeks of February 28,
--------------------------------------------------------------------------------
1998
----

REVENUES. Fiscal 1999 second quarter revenues increased $10.7 million or 9.8% to $120.1 million as compared with $109.3 million for the fiscal 1998 second quarter. This increase can be attributed to growth from existing operations (3.4%), acquisitions (5.4%) and price increases (1.0%). Growth from existing operations was primarily from the conventional uniform rental business (2.9%) and from the nuclear garment services business (0.5%). The increase in revenues from acquisitions resulted from two acquisitions made in fiscal 1998 (one in California in March 1998, and one in Alabama in June 1998) and four acquisitions made in fiscal 1999 (one in Wisconsin and one in Mississippi, both in October 1998, one in New England and North Carolina in December 1998 and one in Nevada in January 1999).

OPERATING COSTS. Operating costs increased to $74.3 million for the second quarter of fiscal 1999 as compared with $68.9 million for the same period of fiscal 1998 as a result of costs associated with increased revenues, but declined to 61.9% from 63.0% as a percentage of revenues for these periods. In July 1998, the Company changed the estimated service lives and related amortization periods for rental merchandise in service, from primarily 12 months to primarily 15 months. This was the primary reason for the improvement in operating costs as a percentage of revenues. This improvement was offset by the additional costs of consolidating the Company's regional distribution facilities into its centralized distribution center in Owensboro, KY.

SELLING AND ADMINISTRATIVE EXPENSES. The Company's selling and administrative expenses increased to $25.9 million, or 21.5% of revenues, for the second quarter of fiscal 1999 as compared with $23.8 million, or 21.7% of revenues for the same period in fiscal 1998. This increase was due primarily to increased sales personnel and other costs to support the Company's increased revenues, costs incurred to upgrade its information systems and increased costs for employee health insurance.

DEPRECIATION AND AMORTIZATION. The Company's depreciation and amortization expense increased to $7.7 million, or 6.4% of revenues, for the second quarter of fiscal 1999 as compared with $6.3 million, or 5.8% of revenues, for the same period in fiscal 1998. This increase was due primarily to increased capital expenditures for the Company's new distribution center in Owensboro, KY and information systems hardware and software to upgrade certain Company-wide systems.

NET INTEREST EXPENSE. Net interest expense was $1.2 million, or 1.0% of revenues, for the second quarter of fiscal 1999 as compared with $0.6 million, or 0.5% of revenues, for the same period in fiscal 1998. The increase is primarily attributable to higher debt levels in the fiscal 1999 quarter.

INCOME TAXES. The Company's effective income tax rate was 37.0% for the second quarter of fiscal 1999 and 36.0% for the same period in fiscal 1998. The increase is due primarily to reduced benefits from a corporate-owned life insurance program.

                                    FORM 10-Q
                      UNIFIRST CORPORATION AND SUBSIDIARIES

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION
                                   (continued)

                FOR THE TWENTY-SIX WEEKS ENDED FEBRUARY 27, 1999


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Shareholders' equity at February 27, 1999 was $261.7 million, or 74.6% of total capitalization.

During the twenty-six weeks ended February 27, 1999 net cash provided by operating activities ($35.6 million) and additional borrowings ($42.3 million) was primarily used for the acquisition of four businesses ($42.9 million), capital expenditures ($19.0 million), repurchase of common stock ($5.6 million), dividends ($1.2 million) and debt repayment ($1.1 million).

The Company had $6.9 million in cash and $37.5 million available on its $120 million unsecured line of credit with three banks as of February 27, 1999. The Company believes its generated cash from operations and the Company's borrowing capacity will adequately cover its foreseeable capital requirements.


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


INFORMATION SYSTEMS; YEAR 2000
------------------------------

The statements in this section include "Year 2000 readiness disclosures" within the meaning of S2392 RS, Year 2000 Information and Readiness Disclosure Act (September 17, 1998).

The Company has made a substantial investment in its information systems and intends to spend significant amounts on its information systems in the future. The Company has evaluated Year 2000 (Y2K) issues concerning the ability of systems to properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause complete system failures.

Based on an assessment conducted in early 1998, a Year 2000 Project leader was appointed on April 15, 1998. Utilizing internal resources and consultants, the Project leader manages the projects and reports weekly to the IS director and Y2K project team.

                                    FORM 10-Q
                      UNIFIRST CORPORATION AND SUBSIDIARIES

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION
                                   (continued)

                FOR THE TWENTY-SIX WEEKS ENDED FEBRUARY 27, 1999


INFORMATION SYSTEMS; YEAR 2000 (continued)
------------------------------------------

STATE OF READINESS: The Company regularly reviews the status of their active Year 2000 projects. The Company believes that its recently developed account management system, which is used primarily for customer billing, accounts receivable and sales taxes, and the materials management and catalog sales systems which were installed at its Owensboro, KY facility are Y2K compliant. In February, 1999 the Company installed a new third party payroll and human resources system which has been represented to be Y2K compliant. The Company has grouped the rest of its information systems and technology into 3 categories for its Y2K program: 1. Information Technology (computer hardware and software, including financial systems and electronic data interchange (EDI) interfaces);
2. Physical Plant (production equipment and facilities); 3. Extended Enterprise (suppliers and customers). The Company uses a five-step process to manage its Y2K program: 1. Inventory (identify items to be assessed for Y2K readiness); 2. Assessment (prioritize the inventoried items, assess and document their Y2K readiness and plan corrective actions); 3. Renovation/Upgrade (apply corrective actions); 4. Testing (verify corrective actions); 5. Implementation (implement new system). The Company has, at a minimum, reached the renovation/upgrade step on all projects. Many of the projects are currently being tested and more than half of the projects have been implemented. The Company expects that all projects will be completed by the end of August 1999, its fiscal year end.

COSTS: The Company expects that the total cost of its Y2K program will range from $1.0 to $1.5 million. As of February 27, 1999 the Company had spent approximately $0.8 million. These costs do not include the account management, Owensboro, KY and new payroll and human resources systems discussed above.

RISKS OF Y2K ISSUES AND CONTINGENCY PLANS: Since the beginning of its Y2K program, the Company has focused its resources on the systems which are critical to its business operations. While the Company believes it is addressing the Y2K risks within its control, there are other risks, such as utilities and other suppliers, which are beyond the immediate control of the Company. Based on current information, the Company believes that the Y2K problem will not have a material adverse effect on the results of operations of the Company. There can, however, be no assurances that Y2K remediation by others, including suppliers, will be properly completed, and failure to do so could have a material adverse effect on the results of operations of the Company. To date our Extended Enterprise survey and review of key customers and suppliers has not revealed any Y2K risk. Contingency plans have been developed and are in the process of being reviewed for all Y2K projects which are critical to the Company's business operations. This plan focuses on mission critical systems and puts in place procedures and leverages resources to maintain our key business processes should any failures occur.

                                    FORM 10-Q
                      UNIFIRST CORPORATION AND SUBSIDIARIES

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION
                                   (continued)

                FOR THE TWENTY-SIX WEEKS ENDED FEBRUARY 27, 1999


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

SAFE HARBOR FOR FORWARD LOOKING STATEMENTS
------------------------------------------

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------------------------------------------------------------------

For information regarding quantitative and qualitative disclosures about market risk, see the Company's discussion under Item 7A of its Annual Report on Form 10-K for the fiscal year ended August 29, 1998. Between August 29, 1998 and February 27, 1999, there were no material changes in the Company's market risk.

                           PART II - OTHER INFORMATION

                                    FORM 10-Q
                      UNIFIRST CORPORATION AND SUBSIDIARIES


Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

The Company's Annual Meeting of Shareholders was held on January 12, 1999. Ronald D. Croatti and Donald J. Evans were reelected to the Board of Directors. With respect to Mr. Croatti, 8,489,315 shares of Common Stock and 10,292,464 shares of Class B Common Stock were voted for his election and 143,483 shares of Common Stock were voted against his election. With respect to Mr. Evans, 8,489,315 shares of Common Stock were voted for his election and 143,483 shares of Common Stock were voted against his election. The terms of office of Ms. Cynthia Croatti and Messrs. Reynold L. Hoover, Aldo Croatti and Albert Cohen continued after the meeting.


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


Date: April 13, 1999


                              /s/ JOHN B. BARTLETT
                              --------------------
                                John B. Bartlett
                              Senior Vice President
                           and Chief Financial Officer