Form 10-Q
period 1999-05-29
UNIFIRST CORP
filed 1999-07-13
CIK 717954

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.
                                      20549



                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended                                      Commission File
    May 29, 1999                                            Number 1-8504


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

                                 Yes [X] No [ ]


The number of outstanding shares of the registrant's Common Stock and Class B Common Stock as of July 5, 1999 were 10,007,934 and 10,260,744 respectively.

PART 1 - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
FORM 10-Q
UNIFIRST CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

                                                                        May 29,        August 29,           May 30,
                                                                           1999             1998*              1998
--------------------------------------------------------------------------------------------------------------------
Assets
Current assets:
   Cash                                                             $ 3,286,000       $ 5,330,000       $ 6,122,000
   Receivables                                                       50,823,000        42,127,000        46,282,000
   Inventories                                                       27,967,000        24,152,000        22,379,000
   Rental merchandise in service                                     57,256,000        42,971,000        41,045,000
   Prepaid expenses                                                     410,000           188,000           143,000
--------------------------------------------------------------------------------------------------------------------
      Total current assets                                          139,742,000       114,768,000       115,971,000
--------------------------------------------------------------------------------------------------------------------
Property and equipment:
   Land, buildings and leasehold improvements                       170,563,000       150,853,000       148,272,000
   Machinery and equipment                                          187,244,000       165,762,000       161,914,000
   Motor vehicles                                                    48,003,000        41,608,000        42,191,000
--------------------------------------------------------------------------------------------------------------------
                                                                    405,810,000       358,223,000       352,377,000
   Less - accumulated depreciation                                  168,736,000       147,261,000       142,985,000
--------------------------------------------------------------------------------------------------------------------
                                                                    237,074,000       210,962,000       209,392,000
--------------------------------------------------------------------------------------------------------------------
Other assets                                                         79,590,000        50,400,000        50,058,000
--------------------------------------------------------------------------------------------------------------------
                                                                   $456,406,000      $376,130,000      $375,421,000
====================================================================================================================

Liabilities and Shareholders' Equity
Current liabilities:
   Current maturities of long-term obligations                        $ 925,000       $ 1,194,000       $ 1,067,000
   Notes payable                                                      2,360,000         2,511,000         2,457,000
   Accounts payable                                                  16,522,000        14,109,000        13,864,000
   Accrued liabilities                                               49,044,000        45,101,000        45,910,000
   Accrued and deferred income taxes                                  4,143,000         2,540,000         2,131,000
--------------------------------------------------------------------------------------------------------------------
      Total current liabilities                                      72,994,000        65,455,000        65,429,000
--------------------------------------------------------------------------------------------------------------------
Long-term obligations, net of current maturities                     99,489,000        45,955,000        53,355,000
Deferred income taxes                                                19,554,000        18,346,000        18,017,000
--------------------------------------------------------------------------------------------------------------------
Shareholders' equity:
   Preferred stock, $1.00 par value; 2,000,000
     shares authorized; none issued                                          --                --                --
   Common stock, $.10 par value; 30,000,000
     shares authorized; issued
     10,003,934 shares                                                1,000,000         1,022,000         1,021,000
   Class B Common stock, $.10 par value; 20,000,000
     shares authorized; issued
     10,264,744 shares                                                1,026,000         1,029,000         1,030,000
   Treasury stock,  486,700 shares, at cost                         (10,485,000)               --                --
   Capital surplus                                                   12,487,000         7,078,000         7,078,000
   Retained earnings                                                262,025,000       239,952,000       231,117,000
   Accumulated other comprehensive income                            (1,684,000)       (2,707,000)       (1,626,000)
--------------------------------------------------------------------------------------------------------------------
      Total shareholders' equity                                    264,369,000       246,374,000       238,620,000
--------------------------------------------------------------------------------------------------------------------
                                                                   $456,406,000      $376,130,000      $375,421,000
====================================================================================================================

* Condensed from audited financial statements
The accompanying notes are an integral part of these condensed consolidated financial statements.

FORM 10-Q
UNIFIRST CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

                                                          Thirty-nine      Thirty-nine          Thirteen           Thirteen
                                                          weeks ended      weeks ended       weeks ended        weeks ended
                                                              May 29,          May 30,           May 29,            May 30,
                                                                 1999             1998              1999               1998
----------------------------------------------------------------------------------------------------------------------------
Revenues                                                 $362,062,000     $335,812,000      $125,661,000       $114,066,000
----------------------------------------------------------------------------------------------------------------------------
Costs and expenses:
   Operating costs                                        215,992,000      204,581,000        75,184,000         69,319,000
   Selling and administrative expenses                     81,542,000       73,194,000        28,689,000         24,047,000
   Depreciation and amortization                           23,152,000       19,189,000         8,137,000          6,588,000
----------------------------------------------------------------------------------------------------------------------------
                                                          320,686,000      296,964,000       112,010,000         99,954,000
----------------------------------------------------------------------------------------------------------------------------
Income from operations                                     41,376,000       38,848,000        13,651,000         14,112,000
----------------------------------------------------------------------------------------------------------------------------
Interest expense (income):
   Interest expense                                         3,386,000        1,895,000         1,408,000            596,000
   Interest income                                           (107,000)        (214,000)          (21,000)           (81,000)
----------------------------------------------------------------------------------------------------------------------------
                                                            3,279,000        1,681,000         1,387,000            515,000
----------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                 38,097,000       37,167,000        12,264,000         13,597,000
Provision for income taxes                                 14,096,000       13,380,000         4,538,000          4,895,000
----------------------------------------------------------------------------------------------------------------------------
Net income                                                $24,001,000      $23,787,000       $ 7,726,000        $ 8,702,000
============================================================================================================================
Weighted average number of shares outstanding -
  basic & diluted                                          20,506,420       20,510,608        20,320,212         20,510,608
============================================================================================================================
Net income per share - basic & diluted                          $1.17            $1.16             $0.38              $0.42
============================================================================================================================

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORM 10-Q
UNIFIRST CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

                                                                          Thirty-nine          Thirty-nine
                                                                          weeks ended          weeks ended
                                                                              May 29,              May 30,
                                                                                 1999                 1998
-----------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
Net Income                                                               $ 24,001,000         $ 23,787,000
  Adjustments,  net of acquisitions:
  Depreciation                                                             18,901,000           15,923,000
  Amortization of other assets                                              4,251,000            3,266,000
  Receivables                                                              (5,237,000)          (6,812,000)
  Inventories                                                               2,594,000           (2,858,000)
  Rental merchandise in service                                            (9,588,000)            (831,000)
  Prepaid expenses                                                             30,000                5,000
  Accounts payable                                                          1,497,000              730,000
  Accrued liabilities                                                       3,578,000              318,000
  Accrued and deferred income taxes                                         1,488,000             (382,000)
  Deferred income taxes                                                     1,176,000              936,000
-----------------------------------------------------------------------------------------------------------
  Net cash provided by operating activities                                42,691,000           34,082,000
-----------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired                           (45,143,000)          (5,041,000)
Capital expenditures                                                      (33,343,000)         (35,049,000)
Other assets, net                                                          (4,022,000)          (3,172,000)
-----------------------------------------------------------------------------------------------------------
  Net cash used in investing activities                                   (82,508,000)         (43,262,000)
-----------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
Increase in debt                                                           53,725,000           14,563,000
Reduction of debt                                                          (3,538,000)          (1,696,000)
Repurchase of common stock                                                (10,485,000)                   -
Cash dividends paid or payable                                             (1,929,000)          (1,619,000)
-----------------------------------------------------------------------------------------------------------
  Net cash provided by financing activities                                37,773,000           11,248,000
-----------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash                                            (2,044,000)           2,068,000
Cash at beginning of period                                                 5,330,000            4,054,000
-----------------------------------------------------------------------------------------------------------

Cash at end of period                                                     $ 3,286,000          $ 6,122,000
===========================================================================================================

Supplemental disclosure of cash flow information:

Interest paid                                                             $ 2,624,000          $ 1,918,000

Income taxes paid                                                          11,285,000           12,894,000
===========================================================================================================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                    FORM 10-Q
                      UNIFIRST CORPORATION AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  FOR THE THIRTY-NINE WEEKS ENDED MAY 29, 1999


 1. These condensed consolidated financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the information furnished reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary to a fair statement of results for the interim period. It is suggested that these condensed consolidated financial statements should be read in conjunction with the financial statements and the notes, thereto, included in the Company's latest annual report on Form 10-K. Results for an interim period are not indicative of any future interim periods or for an entire fiscal year.

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

3. In the first quarter of fiscal 1999, The Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income". SFAS 130 established new rules for the reporting and display of comprehensive income and its components. The adoption of this SFAS 130 had no impact on the Company's net income or shareholders' equity, but it requires the Company's foreign currency translation adjustment, which prior to adoption was reported separately in shareholders' equity, to be included in accumulated other comprehensive income. The components of comprehensive income for the thirteen and thirty-nine week periods ended May 29, 1999 and May 30, 1998 were as follows:

                                                Thirty-nine      Thirty-nine        Thirteen       Thirteen
                                                weeks ended      weeks ended     weeks ended    weeks ended
                                                    May 29,          May 30,         May 29,        May 30,
                                                       1999             1998            1999           1998
------------------------------------------------------------------------------------------------------------
Net income                                      $24,001,000      $23,787,000      $7,726,000     $8,702,000

Other comprehensive income:
  Foreign currency translation adjustments        1,023,000         (740,000)        450,000       (294,000)
                                               -------------------------------------------------------------
Comprehensive income                            $25,024,000      $23,047,000      $8,176,000     $8,408,000
                                               =============================================================



4. The Company has completed five acquisitions in fiscal 1999 to date. The purchase price for these acquisitions was allocated in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations". None of these acquisitions were significant in relation to the Company's consolidated financial statements and therefore pro forma financial information has not been presented.

                                    FORM 10-Q
                      UNIFIRST CORPORATION AND SUBSIDIARIES

             ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

                  FOR THE THIRTY-NINE WEEKS ENDED MAY 29, 1999


RESULTS OF OPERATIONS

Thirty-Nine Weeks of Fiscal 1999 Compared with Thirty-Nine Weeks of Fiscal 1998

Revenues. Revenues for the first thirty-nine weeks of fiscal 1999 increased $26.3 million or 7.8% to $362.1 million as compared with $335.8 million for the first thirty-nine weeks of fiscal 1998. This increase can be attributed to growth from existing operations (3.4%), acquisitions (3.4%) and price increases (1.0%). Growth from existing operations was primarily from the conventional uniform rental business (3.1%), and from the nuclear garment services business (0.3%). The increase in revenues from acquisitions resulted from one acquisition made in fiscal 1998 (in Alabama in June 1998) and five acquisitions made in fiscal 1999 (one in Wisconsin and one in Mississippi, both in October 1998, one in New England and North Carolina in December 1998, one in Nevada in January 1999 and one in Wisconsin in April 1999).

Operating Costs. Operating costs increased to $216.0 million for the first thirty-nine weeks of fiscal 1999 as compared with $204.6 million for the same period of fiscal 1998 as a result of costs associated with increased revenues, but declined to 59.7% from 60.9% as a percentage of revenues for these periods. In July 1998, the Company changed the estimated service lives and related amortization periods for rental merchandise in service, from primarily 12 months to primarily 15 months, which is more consistent with their respective useful life (although the Company believes its principal publicly-held competitors amortize their garments over an average of 15 to 18 months). This was the primary reason for the improvement in operating costs as a percentage of revenues.

Selling and Administrative Expenses. The Company's selling and administrative expenses increased to $81.5 million, or 22.5% of revenues, for the first thirty-nine weeks of fiscal 1999 as compared with $73.2 million, or 21.8% of revenues, for the same period in fiscal 1998. This increase was due primarily to increased costs to support the Company's revenue growth, including professional sales training, expansion of its national accounts sales department and catalog and internet sales systems. The Company has also incurred increased costs to upgrade its information systems and people.

Depreciation and Amortization. The Company's depreciation and amortization expense increased to $23.2 million, or 6.4% of revenues, for the thirty-nine weeks of fiscal 1999 as compared with $19.2 million, or 5.7% of revenues, for the same period in fiscal 1998. This increase was due primarily to increased capital expenditures for the Company's new distribution center in Owensboro, KY, information systems hardware and software to upgrade certain Company-wide systems and increased amortization costs due to acquisitions.

Net Interest Expense. Net interest expense was $3.3 million, or 0.9% of revenues, for the first thirty-nine weeks of fiscal 1999 as compared to $1.7 million, or 0.5% of revenues, for the same period in fiscal 1998. The increase is primarily attributable to higher debt levels in fiscal 1999.

Income Taxes. The Company's effective income tax rate was 37.0% for the first thirty-nine weeks of fiscal 1999 and 36.0% for the same period in fiscal 1998. The increase is due primarily to reduced benefits from a corporate-owned life insurance program.

                                   FORM 10-Q
                      UNIFIRST CORPORATION AND SUBSIDIARIES

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION
                                   (continued)

                       FOR THE THIRTY-NINE WEEKS ENDED MAY 29, 1999

RESULTS OF OPERATIONS (continued)

Thirteen Weeks ended May 29,1999 Compared to Thirteen Weeks ended May 30, 1998

Revenues. Fiscal 1999 third quarter revenues increased $11.6 million or 10.2% to $125.7 million as compared with $114.1 million for the fiscal 1998 third quarter. This increase can be attributed to growth from existing operations (4.4%), acquisitions (4.8%) and price increases (1.0%). Growth from existing operations was primarily from the conventional uniform rental business (3.4%) and from the nuclear garment services business (1.0%). The increase in revenues from acquisitions resulted from one acquisition made in fiscal 1998 (in Alabama in June 1998) and five acquisitions made in fiscal 1999 (one in Wisconsin and one in Mississippi, both in October 1998, one in New England and North Carolina in December 1998, one in Nevada in January 1999 and one in Wisconsin in April
1999).

Operating Costs. Operating costs increased to $75.2 million for the third quarter of fiscal 1999 as compared with $69.3 million for the same period of fiscal 1998 as a result of costs associated with increased revenues, but declined to 59.8% from 60.8% as a percentage of revenues for these periods. In July 1998, the Company changed the estimated service lives and related amortization periods for rental merchandise in service, from primarily 12 months to primarily 15 months, which is more consistent with their respective useful life (although the Company believes its principal publicly-held competitors amortize their garments over an average of 15 to 18 months). This was the primary reason for the improvement in operating costs as a percentage of revenues.

Selling and Administrative Expenses. The Company's selling and administrative expenses increased to $28.7 million, or 22.8% of revenues, for the third quarter of fiscal 1999 as compared with $24.0 million, or 21.1% of revenues for the same period in fiscal 1998. This increase was due primarily to increased costs to support the Company's revenue growth, including professional sales training, expansion of its national accounts sales department and catalog and internet sales systems. The Company has also incurred increased costs to upgrade its information systems and people.

Depreciation and Amortization. The Company's depreciation and amortization expense increased to $8.1 million, or 6.5% of revenues, for the third quarter of fiscal 1999 as compared with $6.6 million, or 5.8% of revenues, for the same period in fiscal 1998. This increase was due primarily to increased capital expenditures for the Company's new distribution center in Owensboro, KY, information systems hardware and software to upgrade certain Company-wide systems and increased amortization costs due to acquisitions.

Net Interest Expense. Net interest expense was $1.4 million, or 1.1% of revenues, for the third quarter of fiscal 1999 as compared with $0.5 million, or 0.5% of revenues, for the same period in fiscal 1998. The increase is primarily attributable to higher debt levels in the fiscal 1999 quarter.


Income Taxes. The Company's effective income tax rate was 37.0% for the third quarter of fiscal 1999 and 36.0% for the same period in fiscal 1998. The increase is due primarily to reduced benefits from a corporate-owned life insurance program.

                                    FORM 10-Q
                      UNIFIRST CORPORATION AND SUBSIDIARIES

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION
                                   (continued)

                  FOR THE THIRTY-NINE WEEKS ENDED MAY 29, 1999


LIQUIDITY AND CAPITAL RESOURCES

Shareholders' equity at May 29, 1999 was $264.4 million, or 72.5% of total capitalization.

During the thirty-nine weeks ended May 29, 1999 net cash provided by operating activities ($42.7 million) and additional borrowings ($53.7 million) was primarily used for the acquisition of five businesses ($45.1 million), capital expenditures ($33.3 million), repurchase of common stock ($10.5 million), debt repayment ($3.5 million) and dividends ($1.9 million).

The Company had $3.3 million in cash and $26.0 million available on its $120 million unsecured line of credit with three banks as of May 29, 1999. The Company believes cash generated from operations and the Company's borrowing capacity will adequately cover its foreseeable capital requirements.


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

                                   FORM 10-Q
                      UNIFIRST CORPORATION AND SUBSIDIARIES

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION
                                   (continued)

                  FOR THE THIRTY-NINE WEEKS ENDED MAY 29, 1999


INFORMATION SYSTEMS; YEAR 2000 (continued)

Based on an assessment conducted in early 1998, a Year 2000 project leader was appointed on April 15, 1998. Utilizing internal resources and consultants, the project leader manages the projects and reports weekly to the information systems director and Y2K project team.

State of Readiness: The Company regularly reviews the status of its active
Year 2000 projects. The Company believes that its account management system, which is used primarily for customer billing, accounts receivable and sales taxes, and the materials management and catalog sales systems which were installed at its Owensboro, KY facility are Y2K compliant. Additionally, testing and review to verify Y2K compliance of these systems has been successful and is nearing completion. In February 1999, the Company installed a new third party payroll and human resources system which has been represented to be Y2K compliant. The Company has grouped the rest of its information systems and technology into 3 categories for its Y2K program: 1. Information Technology (computer hardware and software, including financial systems and electronic data interchange (EDI) interfaces); 2. Physical Plant (production equipment and facilities); 3. Extended Enterprise (suppliers and customers). The Company uses a five-step process to manage its Y2K program: 1. Inventory (identify items to be assessed for Y2K readiness); 2. Assessment (prioritize the inventoried items, assess and document their Y2K readiness and plan corrective actions); 3. Renovation/Upgrade (apply corrective actions); 4. Testing (verify corrective actions); 5. Implementation (implement new system). The Company has, at a minimum, reached the renovation/upgrade step on all projects, and has completed the implementation stage on all systems which are critical to its business operations. Of the remaining projects, many are currently being tested and well over half have been implemented. The Company expects that all projects will be completed by the end of August 1999, its fiscal year end.

Costs: The Company expects that the total cost of its Y2K program will range from $1.0 to $1.5 million. As of May 29, 1999 the Company had spent approximately $1.0 million. These costs do not include the account management, materials management, catalog sales and new payroll and human resources systems discussed above.

Risks of Y2K issues and Contingency Plans: Since the beginning of its Y2K program, the Company has focused its resources on the systems which are critical to its business operations. While the Company believes it is addressing the Y2K risks within its control, there are other risks, such as the effect that the Y2K issue may have on utilities and other suppliers, which are beyond the immediate control of the Company. Based on current information, the Company believes that the Y2K problem will not have a material adverse effect on the results of operations of the Company. There can, however, be no assurances that Y2K remediation by others, including suppliers, will be properly completed, and failure to do so could have a material adverse effect on the results of operations of the Company.

                                    FORM 10-Q
                      UNIFIRST CORPORATION AND SUBSIDIARIES

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION
                                   (continued)

                  FOR THE THIRTY-NINE WEEKS ENDED MAY 29, 1999

INFORMATION SYSTEMS; YEAR 2000 (continued)

To date our Extended Enterprise survey and review of key customers and suppliers has not revealed any Y2K risk. Contingency plans for all Y2K projects which are critical to the Company's business operations have been completed. These plans put procedures in place which maintain our key business processes should any failures occur.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

For information regarding quantitative and qualitative disclosures about market risk, see the Company's discussion under Item 7A of its Annual Report on Form 10-K for the fiscal year ended August 29, 1998. Between August 29, 1998 and May 29, 1999, there were no material changes in the Company's market risk.

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


Date: July 13, 1999


                              /s/ JOHN B. BARTLETT
                           ---------------------------
                                John B. Bartlett
                              Senior Vice President
                           and Chief Financial Officer