Form 10-K
period 1999-08-28
UNIFIRST CORP
filed 1999-11-24
CIK 717954

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    ---------

                                    FORM 10-K

  X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----  SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended August 28, 1999

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

                                  Yes   X      No
                                      -----       ------

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   [   ]

         The number of outstanding shares of UniFirst Corporation Common Stock and Class B Common Stock at November 8, 1999 were 10,265,634 and 10,255,744, respectively, and the aggregate market value of these shares held by non-affiliates of the Company on said date was $140,911,656 (based upon the closing price of the Company's Common Stock on the New York Stock Exchange on said date and assuming the market value of a share of Class B Common Stock (which is generally non-transferable, but is convertible at any time into one share of Common Stock) is identical to the market value of the Common Stock).

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Company's 1999 Annual Report to Shareholders and the Company's Proxy Statement for its 2000 Annual Meeting of Shareholders (which will be filed with the Securities and Exchange Commission within 120 days after the close of the 1999 fiscal year) are incorporated by reference into Parts II, III and IV hereof.

This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" incorporated by reference in this Form 10-K.

ITEM 1.  BUSINESS

GENERAL

     UniFirst Corporation (the "Company") is one of the largest providers of workplace uniforms and protective clothing in the United States. The Company rents, manufactures and sells a wide range of uniforms and protective clothing, including shirts, pants, jackets, coveralls, jumpsuits, lab coats, smocks and aprons, and also rents industrial wiping products, floormats and other non-garment items, to a variety of manufacturers, retailers and service companies. The Company serves businesses of all sizes in numerous industry categories. Typical customers include automobile service centers and dealers, delivery services, food and general merchandise retailers, food processors and service operations, light manufacturers, maintenance facilities, restaurants, service companies, soft and durable goods wholesalers, transportation companies, and others who require employee clothing for image, identification, protection or utility purposes. At certain specialized facilities, the Company also decontaminates and cleans work clothes that may have been exposed to radioactive materials and services special cleanroom protective wear. Typical customers for these specialized services include government agencies, research and development laboratories, high technology companies and utilities operating nuclear reactors. In fiscal 1999, the Company generated $487.1 million in revenue, of which approximately 65% was from the rental of uniforms and protective clothing, 26% was from the rental of non-garment items, 7% was from garment decontamination services, and 2% was from the direct sale of garments.

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

CUSTOMERS

     The Company serves businesses of all sizes in numerous industry categories. Typical customers include automobile service centers and dealers, delivery services, food and general merchandise retailers, food processors and service operations, light manufacturers, maintenance facilities, restaurants, service companies, soft and durable goods wholesalers, transportation companies, and others who require employee clothing for image, identification, protection or utility purposes. The Company currently services over 100,000 customer locations in 45 states, Canada and Europe from approximately 140 service locations and distribution centers. For fiscal 1997, 1998 and 1999, the Company's garment rental operations produced approximately 68%, 68% and 65%, respectively, of its revenues, while non-garment rentals accounted for 22%, 22% and 26%, direct sales of garments accounted for 3%, 3% and 2%, and the specialized garment services business accounted for approximately 7% of the Company's revenues during each such period. During the past five years, no single customer accounted for more than 1% of total revenues in any year.

MARKETING AND CUSTOMER SERVICE

     The Company employs more than 400 trained sales representatives whose sole function is to market the Company's services to potential customers and develop new accounts. The Company also utilizes its route salespeople to maximize sales to existing customers, such as by offering garment rental customers the opportunity to purchase non-garment items. Potential customers are contacted by mail, by telephone and in-person. Sales representatives develop their appointments through the use of an extensive, proprietary database of pre-screened and qualified business prospects. This database is built through responses to the Company's promotional initiatives, through contacts via its World Wide Web site and trade shows and through the selective use of purchased lists. The Company also endeavors to elevate its brand identity through certain advertising and promotional initiatives, including the sponsorship of a NASCAR auto racing team.

     The Company believes that customer service is the most important element in developing and maintaining its market position and that its emphasis on customer service is reflected throughout its business. The Company serves its customers through approximately 1,025 route salespersons, who generally interact on a weekly basis with their accounts, and more than 750 service support people, who are charged with expeditiously handling customer requirements regarding the outfitting of new customer employees, garment repair and replacement, billing inquiries and other matters. The Company's policy is to respond to all customer inquiries and problems within 24 hours.

     The Company's customer service function is supported by its fully-networked management information systems, which provide Company personnel with access to information on the status of customers' orders, inventory availability and shipping information, as well as information regarding customers' individual employees, including names, sizes, uniform styles and colors. The Company has recently established a national account sales group that targets larger customers with nationwide operations for which the Company can serve as the primary supplier of garment services. The Company currently employs twenty persons in its national account sales organization.

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

MANUFACTURING AND SOURCING

     The Company manufactured approximately 52% of all garments which it placed in service during fiscal 1999. These included work pants manufactured at its plant in Luquillo, Puerto Rico, shirts manufactured at its plant in Cave City, Arkansas, and jackets and certain specialty garments manufactured at its plant in Wilburton, Oklahoma. The balance of the garments used in its programs are purchased from a variety of industry suppliers. While the Company currently acquires the raw materials with which it produces its garments from a limited number of suppliers, the Company believes that such materials are readily available from other sources. To date, the Company has experienced no significant difficulty in obtaining any of its raw materials or supplies.

EMPLOYEES

     At August 28, 1999, the Company employed approximately 7,500 persons, about 6% of whom are represented by unions pursuant to nine separate collective bargaining agreements. The Company considers its employee relations to be good.

EXECUTIVE OFFICERS

     The executive officers of the Company are as follows:

           NAME                     AGE                   POSITION
           ----                     ---                   --------

Aldo Croatti                        81             Chairman of the Board

Ronald D. Croatti                   56             Vice Chairman of the Board,
                                                   President and Chief Executive
                                                   Officer

Robert L. Croatti                   63             Executive Vice President

John B. Bartlett                    58             Senior Vice President and
                                                   Chief Financial Officer

Cynthia Croatti                     44             Treasurer

Bruce P. Boynton                    51             Vice President,
                                                   Operations

Dennis G. Assad                     54             Vice President,
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

     Bruce P. Boynton joined the Company in 1976. Mr. Boynton has served as Vice President, Operations since 1986 and is the chief operating officer for the Company's Canadian operations.

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

ITEM 2.  PROPERTIES
-------------------

     At August 28, 1999, the Company owned or occupied 146 facilities containing an aggregate of approximately 3.9 million square feet located in the United States, Canada, Puerto Rico, Germany and the Netherlands. These facilities include the Company's 320,000 square foot Owensboro, Kentucky distribution center (which the Company believes is one of the largest and most advanced garment distribution facilities in the industry) and its garment manufacturing plants in Luquillo, Puerto Rico, Cave City, Arkansas, and Wilburton, Oklahoma, as well as 11 decontamination facilities located in Massachusetts, New Mexico, California, Washington, Hawaii, Pennsylvania, South Carolina, Virginia, Georgia, Illinois and The Netherlands. The Company owns 86 of these facilities containing approximately 3.3 million square feet. The Company believes that by owning its manufacturing facilities, it can produce custom garment programs for its larger customers, offer a diverse range of designs within its standard line of garments and better control the quality, price and speed at which it produces such garments. The Company also believes that its industrial laundry facilities are among the most modern in the industry.

     The Company owns substantially all of the machinery and equipment used in its operations. In the opinion of the Company, all of its facilities and its production, cleaning and decontamination equipment have been well maintained, are in good condition and are adequate for the Company's present needs. The Company also owns and leases a fleet of approximately 1,925 delivery vans, trucks and other vehicles. The Company believes that these vehicles are in good repair and are adequate for the Company's present needs.

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

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
----------------------------------------------------------

         None

                                     PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
--------------------------------------------------------------
         STOCKHOLDER MATTERS
         -------------------

         Incorporated by reference to the information provided as part of the Company's 1999 Annual Report to Shareholders.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

         Incorporated by reference to the information provided under the caption "Eleven Year Financial Summary" which is incorporated herein by reference, as part of the Company's 1999 Annual Report to Shareholders.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
--------------------------------------------------------------------
         AND RESULTS OF OPERATIONS
         -------------------------

     Incorporated by reference to the information provided under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1999 Annual Report to Shareholders.

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

     The Company is exposed to interest rate risk primarily through its borrowings under its $120 million unsecured line of credit with three banks. Under the line of credit, the Company may borrow funds at variable interest rates based on the LIBOR rate or the bank's money market rate, as selected by the Company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

         The financial statements and the accompanying notes, which are incorporated herein by reference to the Company's 1999 Annual Report to Shareholders, are indexed herein under Items 14(a)(1) and (2) of Part IV.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
--------------------------------------------------------------

         Not applicable

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
---------------------------------------------------------

         Incorporated by reference to the information provided under the caption "Election of Directors" in the Company's Proxy Statement for its 2000 Annual Meeting of Shareholders.

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

         Incorporated by reference to the information provided under the caption "Summary Compensation Table" in the Company's Proxy Statement for its 2000 Annual Meeting of Shareholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
-------------------------------------------------------------
          MANAGEMENT
          ----------

         Incorporated by reference to the information provided under the captions "Election of Directors" and "Principal Shareholders" in the Company's Proxy Statement for its 2000 Annual Meeting of Shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     Incorporated by reference to the information provided under the caption "Certain Relationships and Related Transactions" in the Company's Proxy Statement for its 2000 Annual Meeting of Shareholders.



                                     PART IV
                                     -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

         (a) The financial statements listed below are filed as part of this report:

              1. and 2. FINANCIAL STATEMENTS AND
                        FINANCIAL STATEMENT SCHEDULES.

         The financial statements and financial statement schedules listed below are incorporated herein by reference to the Company's 1999 Annual Report to Shareholders.

Consolidated balance sheets as of August 28, 1999 and August 29, 1998

Consolidated statements of income for each of the three years in the period ended August 28, 1999

Consolidated statements of shareholders' equity for each of the three years in the period ended August 28, 1999

Consolidated statements of cash flows for each of the three years in the period ended August 28, 1999

Notes to consolidated financial statements

Report of independent public accountants

The following additional schedules are filed herewith:

         Report of independent public accountants on supplemental schedule to the consolidated financial statements.

         Schedule II -

                  Valuation and qualifying accounts and reserves for each of the three years in the period ended August 28, 1999.

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

         (b) During the three months ended August 28, 1999 the Company did not file any reports on Form 8-K with the Securities and Exchange Commission.

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


Date: November 24, 1999

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

             NAME                                    TITLE                                           DATE
             ----                                    -----                                           ----

         Aldo Croatti                            Chairman and Director                         November 24, 1999
--------------------------------------------
         Aldo Croatti



         Ronald D. Croatti                       Principal Executive                           November 24, 1999
--------------------------------------------     Officer and Director
         Ronald D. Croatti



         John B. Bartlett                        Principal Financial                           November 24, 1999
--------------------------------------------     Officer and Principal
         John B. Bartlett                        Accounting Officer


         Cynthia Croatti                         Director                                      November 24, 1999
--------------------------------------------
         Cynthia Croatti


         Donald J. Evans                         Director                                      November 24, 1999
--------------------------------------------
         Donald J. Evans


         Reynold L. Hoover                       Director                                      November 24, 1999
--------------------------------------------
         Reynold L. Hoover


         Albert Cohen                            Director                                      November 24, 1999
--------------------------------------------
         Albert Cohen

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SUPPLEMENTAL
                SCHEDULE TO THE CONSOLIDATED FINANCIAL STATEMENTS


To UniFirst Corporation:

         We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in this Form 10-K, and have issued our report thereon dated November 2, 1999. Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The supplemental schedule to the consolidated financial statements listed as Item 14(a)(2) in the Form 10-K is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This supplemental schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein, in relation to the basic consolidated financial statements taken as a whole.




                                                             ARTHUR ANDERSEN LLP


                                                           Boston, Massachusetts
                                                                November 2, 1999

UNIFIRST CORPORATION AND SUBSIDIARIES
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS FOR EACH OF THE
THREE YEARS IN THE PERIOD ENDED AUGUST 28, 1999


                                       Balance,       Charged to          Charges for           Balance,
                                       Beginning       Costs and         Which Reserves          End of
              Description              of Period       Expenses           Were Created           Period
-----------------------------------------------------------------------------------------------------------
FOR THE YEAR ENDED AUGUST 28, 1999

Allowance for
  doubtful accounts                    $1,529,000     $3,231,000          $(1,781,000)        $ 2,979,000
                                      =====================================================================

FOR THE YEAR ENDED AUGUST 29, 1998

Allowance for
  doubtful accounts                    $1,299,000     $2,759,000          $(2,529,000)        $ 1,529,000
                                      =====================================================================

FOR THE YEAR ENDED AUGUST 30, 1997

Allowance for
  doubtful accounts                    $  843,000     $2,428,000          $(1,972,000)        $ 1,299,000
                                      =====================================================================

                                  EXHIBIT INDEX
                                  -------------

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

3-B By-laws -- incorporated by reference to Exhibit 3-B to the Company's Annual Report on Form 10-K for fiscal year ended August 31, 1991.

10-A UniFirst Corporation Profit Sharing Plan -- incorporated by reference to
     Exhibit 4.3 to the Company's Registration Statement on Form S-8 (number 33-60781) --and the Amendment dated June 27, 1995, a copy of which was filed on an exhibit to the Company's Annual Report on Form 10-K for fiscal year ended August 31, 1996.

10-D UniFirst Corporation 1996 Stock Incentive Plan, a copy of which was filed on an exhibit to the Company's Annual Report on Form 10-K for fiscal year ended August 31, 1996.

13 The Company's 1999 Annual Report to Shareholders (filed herewith to the extent expressly incorporated by reference herein).

21   List of Subsidiaries

23   Consent of Arthur Andersen LLP

27   Financial Data Schedule