Form 10-Q
period 1999-11-27
UNIFIRST CORP
filed 2000-01-11
CIK 717954

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.
                                      20549

                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended                                            Commission File
  November 27, 1999                                               Number 1-8504

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

                                                       Yes [X]    No [ ]


The number of outstanding shares of the registrant's Common Stock and Class B Common Stock as of January 5, 2000 were 9,408,134 and 10,255,744 respectively.

PART 1 - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
FORM 10-Q
UNIFIRST CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

                                                              November 27,            August 28,              November 28,
                                                                  1999                   1999*                    1998
                                                              ------------            ----------              ------------
Assets
Current assets:
   Cash                                                      $   2,101,000           $   2,912,000           $   7,385,000
   Receivables                                                  57,986,000              51,786,000              45,634,000
   Inventories                                                  22,055,000              27,194,000              23,804,000
   Rental merchandise in service                                57,688,000              55,631,000              47,361,000
   Prepaid expenses                                                205,000                 199,000                 202,000
                                                             -------------           -------------           -------------
      Total current assets                                     140,035,000             137,722,000             124,386,000
                                                             -------------           -------------           -------------

Property and equipment:
   Land, buildings and leasehold improvements                  180,736,000             174,979,000             154,667,000
   Machinery and equipment                                     196,343,000             190,722,000             168,316,000
   Motor vehicles                                               49,686,000              49,396,000              41,887,000
                                                             -------------           -------------           -------------
                                                               426,765,000             415,097,000             364,870,000
   Less - accumulated depreciation                             179,480,000             172,912,000             152,118,000
                                                             -------------           -------------           -------------
                                                               247,285,000             242,185,000             212,752,000
                                                             -------------           -------------           -------------
Other assets                                                    88,677,000              85,720,000              56,220,000
                                                             -------------           -------------           -------------
                                                             $ 475,997,000           $ 465,627,000           $ 393,358,000
                                                             =============           =============           =============

Liabilities and Shareholders' Equity
Current liabilities:
   Current maturities of long-term obligations               $   1,619,000           $   1,911,000           $   1,140,000
   Notes payable                                                 2,394,000               2,331,000               2,509,000
   Accounts payable                                             18,277,000              17,659,000              17,918,000
   Accrued liabilities                                          49,547,000              46,659,000              47,964,000
   Accrued and deferred income taxes                            10,205,000               7,754,000               4,961,000
                                                             -------------           -------------           -------------
      Total current liabilities                                 82,042,000              76,314,000              74,492,000
                                                             -------------           -------------           -------------
Long-term obligations, net of current maturities               114,172,000             111,194,000              44,602,000
Deferred income taxes                                           20,931,000              20,686,000              18,743,000
                                                             -------------           -------------           -------------
Shareholders' equity:
   Preferred stock, $1.00 par value; 2,000,000
     shares authorized; none issued                                     --                      --                      --
   Common stock, $.10 par value; 30,000,000
     shares authorized; issued
     10,499,634 shares                                           1,050,000               1,050,000               1,022,000
   Class B Common stock, $.10 par value; 20,000,000
     shares authorized; issued and outstanding
     10,255,744 shares                                           1,026,000               1,026,000               1,029,000
   Treasury stock,  1,091,500 shares, at cost                  (20,049,000)            (16,583,000)                     --
   Capital surplus                                              12,438,000              12,438,000               7,078,000
   Retained earnings                                           266,250,000             261,450,000             248,807,000
   Accumulated other comprehensive income                       (1,863,000)             (1,948,000)             (2,415,000)
                                                             -------------           -------------           -------------
      Total shareholders' equity                               258,852,000             257,433,000             255,521,000
                                                             -------------           -------------           -------------
                                                             $ 475,997,000           $ 465,627,000           $ 393,358,000
                                                             =============           =============           =============

* Condensed from audited financial statements
The accompanying notes are an integral part of these condensed consolidated financial statements.

FORM 10-Q
UNIFIRST CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

                                                           Thirteen                Thirteen
                                                          weeks ended             weeks ended
                                                          November 27,            November 28,
                                                              1999                    1998
                                                         -------------           -------------
Revenues                                                 $ 131,790,000           $ 116,335,000
                                                         -------------           -------------

Costs and expenses:
   Operating costs                                          81,839,000              66,488,000
   Selling and administrative expenses                      31,023,000              26,989,000
   Depreciation and amortization                             8,531,000               7,258,000
                                                         -------------           -------------
                                                           121,393,000             100,735,000
                                                         -------------           -------------

Income from operations                                      10,397,000              15,600,000
                                                         -------------           -------------

Interest expense (income):
   Interest expense                                          1,709,000                 712,000
   Interest income                                            (119,000)                (58,000)
                                                         -------------           -------------
                                                             1,590,000                 654,000
                                                         -------------           -------------

Income before income taxes                                   8,807,000              14,946,000
Provision for income taxes                                   3,347,000               5,530,000
                                                         -------------           -------------

Net income                                               $   5,460,000           $   9,416,000
                                                         =============           =============

Weighted average number of shares outstanding -
  basic & diluted                                           19,689,592              20,510,608
                                                         =============           =============

Net income per share - basic & diluted                   $        0.28           $        0.46
                                                         =============           =============


The accompanying notes are an integral part of these condensed consolidated financial statements.

FORM 10-Q
UNIFIRST CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

                                                            Thirteen               Thirteen
                                                           weeks ended            weeks ended
                                                           November 27,           November 28,
                                                               1999                   1998
                                                           ------------           ------------

Cash flows from operating activities:
Net Income                                                 $  5,460,000           $  9,416,000
  Adjustments,  net of acquisitions:
  Depreciation                                                6,933,000              6,055,000
  Amortization of intangible assets                           1,598,000              1,203,000
  Receivables                                                (6,157,000)            (3,366,000)
  Inventories                                                 5,327,000                331,000
  Rental merchandise in service                              (1,894,000)            (3,884,000)
  Prepaid expenses                                               (6,000)               (14,000)
  Accounts payable                                              507,000              3,923,000
  Accrued liabilities                                         2,878,000              2,857,000
  Accrued and deferred income taxes                           2,434,000              2,402,000
  Deferred income taxes                                         234,000                387,000
                                                           ------------           ------------
  Net cash provided by operating activities                  17,314,000             19,310,000
                                                           ------------           ------------

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired                (533,000)            (3,654,000)
Capital expenditures                                        (11,875,000)            (7,400,000)
Other assets, net                                            (3,246,000)            (4,231,000)
                                                           ------------           ------------
  Net cash used in investing activities                     (15,654,000)           (15,285,000)
                                                           ------------           ------------

Cash flows from financing activities:
Increase in debt                                              3,090,000                 40,000
Reduction of debt                                            (1,435,000)            (1,449,000)
Repurchase of common stock                                   (3,466,000)                    --
Cash dividends                                                 (660,000)              (561,000)
                                                           ------------           ------------
  Net cash used in financing activities                      (2,471,000)            (1,970,000)
                                                           ------------           ------------

Net increase (decrease) in cash                                (811,000)             2,055,000
Cash at beginning of period                                   2,912,000              5,330,000
                                                           ------------           ------------

Cash at end of period                                      $  2,101,000           $  7,385,000
                                                           ============           ============

Supplemental disclosure of cash flow information:

Interest paid                                              $  1,642,000           $    694,000

Income taxes paid                                               651,000              2,712,000
                                                           ============           ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                    FORM 10-Q
                      UNIFIRST CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE THIRTEEN WEEKS ENDED NOVEMBER 27, 1999

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

3. In the first quarter of fiscal 1999, The Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income". SFAS 130 established new rules for the reporting and display of comprehensive income and its components. The adoption of this SFAS 130 had no impact on the Company's net income or shareholders' equity, but it requires the Company's foreign currency translation adjustment, which prior to adoption was reported separately in shareholders' equity, to be included in accumulated other comprehensive income. The components of comprehensive income for the thirteen week periods ended November 27, 1999 and November 28, 1998 were as follows:


                                                                      Thirteen             Thirteen
                                                                     weeks ended          weeks ended
                                                                     November 27,         November 28,
                                                                         1999                 1998
                                                                     ------------         ------------

     Net income                                                       $5,460,000           $9,416,000

     Other comprehensive income:
       Foreign currency translation adjustments                           85,000              292,000
                                                                      ----------           ----------

     Comprehensive income                                             $5,545,000           $9,708,000
                                                                      ==========           ==========

                                    FORM 10-Q
                      UNIFIRST CORPORATION AND SUBSIDIARIES

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

                 FOR THE THIRTEEN WEEKS ENDED NOVEMBER 27, 1999

RESULTS OF OPERATIONS

THIRTEEN WEEKS OF FISCAL 2000 COMPARED WITH THIRTEEN WEEKS OF FISCAL 1999

Revenues. Fiscal 2000 first quarter revenues increased $15.5 million or 13.3% to $131.8 million as compared with $116.3 million for the fiscal 1999 first quarter. This increase can be attributed to growth from existing operations (6.7%), acquisitions (5.6%) and price increases (1.0%). Growth from existing operations was primarily from the conventional uniform rental business (5.9%), and from the nuclear garment services business (0.8%). The increase in revenues from acquisitions resulted from seven acquisitions made in fiscal 1999 (one in Wisconsin and one in Mississippi, both in October 1998, one in New England and North Carolina in December 1998, one in Nevada in January 1999, another in Wisconsin in April 1999, and one in Massachusetts and one in Missouri, both in July 1999) and one acquisition in fiscal 2000 (in Maine in September 1999).

Operating Costs. Operating costs increased to $81.8 million for the first quarter of fiscal 2000 as compared with $66.5 million for the same period of fiscal 1999 as a result of costs associated with increased revenues. As a percentage of revenues, operating costs increased to 62.1% from 57.2% for these periods. In July 1998, the Company changed the estimated service lives and related amortization periods for rental merchandise in service, from primarily 12 months to primarily 15 months, which is more consistent with their respective useful lives (although the Company believes its principal publicly-held competitors amortize their garments over an average of 15 to 18 months). This resulted in a benefit of approximately 3% of revenues in the fiscal 1999 first quarter compared to this year's first quarter, and is the primary reason for the increase in operating costs as a percentage of revenues in the fiscal 2000 first quarter. The Company also continues to assimilate last year's acquisitions and deal with ongoing increases in labor, fuel and other operating costs.

Selling and Administrative Expenses. The Company's selling and administrative expenses increased to $31.0 million, or 23.5% of revenues, for the first quarter of fiscal 2000 as compared with $27.0 million, or 23.2% of revenues, for the same period in fiscal 1999. This increase was due primarily to increased costs for professional sales training, national, catalog and internet sales to support the Company's current and future revenue growth. The company also incurred increased costs to upgrade its Information Systems.

Depreciation and Amortization. The Company's depreciation and amortization expense increased to $8.5 million, or 6.5% of revenues, for the first quarter of fiscal 2000 as compared with $7.3 million, or 6.2% of revenues, for the same period in fiscal 1999. This increase was due primarily to increased amortization costs due to acquisitions and increased capital expenditures for information systems hardware and software to upgrade certain Company-wide systems.

Net Interest Expense. Net interest expense was $1.6 million, or 1.2% of revenues, for the first quarter of fiscal 2000 as compared with $0.7 million, or 0.6% of revenues, for the same period in fiscal 1999. The increase is primarily attributable to higher debt levels in the fiscal 2000 quarter.

Income Taxes. The Company's effective income tax rate was 38.0% for the first quarter of fiscal 2000 and 37.0% for the same period in fiscal 1999. The increase is due primarily to higher state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Shareholders' equity at November 27, 1999 was $258.9 million, or 69.1% of total capitalization.

During the thirteen weeks ended November 27, 1999 net cash provided by operating activities ($17.3 million) was primarily used for capital expenditures ($11.9 million), repurchase of common stock ($3.5 million) and debt repayment ($1.4 million).

The Company had $2.1 million in cash and $12.4 million available on its $120 million unsecured line of credit with three banks as of November 27, 1999. This agreement contains, among other things, a provision regarding net worth, which the Company was out of compliance with as of November 27, 1999. The Company has discussed this with the banks and expects to receive a waiver. The Company believes its generated cash from operations and its borrowing capacity will adequately cover its foreseeable capital requirements.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

For information regarding quantitative and qualitative disclosures about market risk, see the Company's discussion under Item 7A of its Annual Report on Form 10-K for the fiscal year ended August 28, 1999. Between August 28, 1999 and November 27, 1999, there were no material changes in the Company's market risk.

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

                              UNIFIRST CORPORATION

                             /s/ RONALD D. CROATTI
                             ---------------------
                                Ronald D. Croatti
                      President and Chief Executive Officer


Date: January 11, 2000


                              /s/ JOHN B. BARTLETT
                              --------------------
                                John B. Bartlett
                              Senior Vice President
                           and Chief Financial Officer