Form 10-Q
period 2000-02-26
UNIFIRST CORP
filed 2000-04-11
CIK 717954

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.
                                      20549



                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended                                          Commission File
 February 26, 2000                                              Number 1-8504


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

                                 Yes [X]    No [ ]


The number of outstanding shares of the registrant's Common Stock and Class B Common Stock as of March 30, 2000 were 9,408,134 and 10,255,744 respectively.

PART 1 - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

FORM 10-Q
UNIFIRST CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)                                                                February 26,           August 28,        February 27,
                                                                                   2000                1999*                1999
---------------------------------------------------------------------------------------------------------------------------------
Assets
Current assets:
   Cash                                                                    $  2,405,000         $  2,912,000        $  6,932,000
   Receivables                                                               56,591,000           51,786,000          48,242,000
   Inventories                                                               24,682,000           27,194,000          29,024,000
   Rental merchandise in service                                             57,573,000           55,631,000          52,372,000
   Prepaid expenses                                                             212,000              199,000             259,000
---------------------------------------------------------------------------------------------------------------------------------
      Total current assets                                                  141,463,000          137,722,000         136,829,000
---------------------------------------------------------------------------------------------------------------------------------
Property and equipment:
   Land, buildings and leasehold improvements                               187,345,000          174,979,000         165,287,000
   Machinery and equipment                                                  198,956,000          190,722,000         179,351,000
   Motor vehicles                                                            49,898,000           49,396,000          45,254,000
---------------------------------------------------------------------------------------------------------------------------------
                                                                            436,199,000          415,097,000         389,892,000
   Less - accumulated depreciation                                          184,355,000          172,912,000         161,476,000
---------------------------------------------------------------------------------------------------------------------------------
                                                                            251,844,000          242,185,000         228,416,000
---------------------------------------------------------------------------------------------------------------------------------
Other assets                                                                 87,481,000           85,720,000          80,452,000
---------------------------------------------------------------------------------------------------------------------------------
                                                                           $480,788,000         $465,627,000        $445,697,000
=================================================================================================================================

Liabilities and Shareholders' Equity
Current liabilities:
   Current maturities of long-term obligations                             $  1,435,000         $  1,911,000        $    523,000
   Notes payable                                                              2,187,000            2,331,000           2,488,000
   Accounts payable                                                          18,125,000           17,659,000          18,572,000
   Accrued liabilities                                                       51,287,000           46,659,000          50,698,000
   Accrued and deferred income taxes                                         10,078,000            7,754,000           3,865,000
---------------------------------------------------------------------------------------------------------------------------------
      Total current liabilities                                              83,112,000           76,314,000          76,146,000
---------------------------------------------------------------------------------------------------------------------------------
Long-term obligations, net of current maturities                            113,977,000          111,194,000          88,602,000
Deferred income taxes                                                        21,111,000           20,686,000          19,219,000
---------------------------------------------------------------------------------------------------------------------------------
Shareholders' equity:
   Preferred stock, $1.00 par value; 2,000,000
     shares authorized; none issued                                                  --                   --                  --
   Common stock, $.10 par value; 30,000,000
     shares authorized; issued
     10,499,634 shares                                                        1,050,000            1,050,000           1,022,000
   Class B Common stock, $.10 par value; 20,000,000
     shares authorized; issued and outstanding
     10,255,744 shares                                                        1,026,000            1,026,000           1,028,000
   Treasury stock,  1,091,500 shares, at cost                               (20,049,000)         (16,583,000)         (5,631,000)
   Capital surplus                                                           12,438,000           12,438,000          12,464,000
   Retained earnings                                                        269,534,000          261,450,000         254,981,000
   Accumulated other comprehensive income                                    (1,411,000)          (1,948,000)         (2,134,000)
---------------------------------------------------------------------------------------------------------------------------------
      Total shareholders' equity                                            262,588,000          257,433,000         261,730,000
---------------------------------------------------------------------------------------------------------------------------------
                                                                           $480,788,000         $465,627,000        $445,697,000
=================================================================================================================================

* Condensed from audited financial statements
The accompanying notes are an integral part of these condensed consolidated financial statements.

FORM 10-Q
UNIFIRST CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
                                                              Twenty-six          Twenty-six           Thirteen           Thirteen
                                                             weeks ended         weeks ended        weeks ended        weeks ended
                                                            February 26,        February 27,       February 26,       February 27,
                                                                    2000                1999               2000               1999
----------------------------------------------------------------------------------------------------------------------------------
Revenues                                                    $262,073,000        $236,401,000       $130,283,000       $120,066,000
----------------------------------------------------------------------------------------------------------------------------------

Costs and expenses:
   Operating costs                                           164,523,000         140,808,000         82,684,000         74,320,000
   Selling and administrative expenses                        62,011,000          52,853,000         30,988,000         25,864,000
   Depreciation and amortization                              17,076,000          15,015,000          8,545,000          7,757,000
----------------------------------------------------------------------------------------------------------------------------------
                                                             243,610,000         208,676,000        122,217,000        107,941,000
----------------------------------------------------------------------------------------------------------------------------------

Income from operations                                        18,463,000          27,725,000          8,066,000         12,125,000
----------------------------------------------------------------------------------------------------------------------------------

Interest expense (income):
   Interest expense                                            3,458,000           1,978,000          1,749,000          1,266,000
   Interest income                                              (165,000)            (86,000)           (46,000)           (28,000)
----------------------------------------------------------------------------------------------------------------------------------
                                                               3,293,000           1,892,000          1,703,000          1,238,000
----------------------------------------------------------------------------------------------------------------------------------

Income before income taxes                                    15,170,000          25,833,000          6,363,000         10,887,000
Provision for income taxes                                     5,765,000           9,558,000          2,418,000          4,028,000
----------------------------------------------------------------------------------------------------------------------------------

Net income                                                    $9,405,000         $16,275,000         $3,945,000         $6,859,000
==================================================================================================================================

Weighted average number of shares outstanding -
     basic & diluted                                          19,676,735          20,653,305         19,663,878         20,691,018
==================================================================================================================================

Net income per share - basic & diluted                             $0.48               $0.79              $0.20              $0.33
==================================================================================================================================


The accompanying notes are an integral part of these condensed consolidated financial statements.

FORM 10-Q
UNIFIRST CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
                                                                                     TWENTY-SIX                 TWENTY-SIX
                                                                                    WEEKS ENDED                WEEKS ENDED
                                                                                   FEBRUARY 26,               FEBRUARY 27,
                                                                                           2000                       1999
---------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net Income                                                                          $9,405,000                $16,275,000
  Adjustments, net of acquisitions:
  Depreciation                                                                      13,805,000                 12,321,000
  Amortization of other assets                                                       3,271,000                  2,694,000
  Receivables                                                                       (4,720,000)                (3,068,000)
  Inventories                                                                        2,559,000                  1,446,000
  Rental merchandise in service                                                     (1,740,000)                (5,382,000)
  Prepaid expenses                                                                     (12,000)                   (19,000)
  Accounts payable                                                                     341,000                  3,920,000
  Accrued liabilities                                                                4,608,000                  5,363,000
  Accrued and deferred income taxes                                                  2,291,000                  1,237,000
  Deferred income taxes                                                                404,000                    854,000
---------------------------------------------------------------------------------------------------------------------------
  Net cash provided by operating activities                                         30,212,000                 35,641,000
---------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired                                       (533,000)               (42,924,000)
Capital expenditures                                                               (23,160,000)               (19,003,000)
Other assets, net                                                                   (3,308,000)                (6,422,000)
---------------------------------------------------------------------------------------------------------------------------
  Net cash used in investing activities                                            (27,001,000)               (68,349,000)
---------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
Increase in debt                                                                     3,661,000                 42,275,000
Reduction of debt                                                                   (2,592,000)                (1,088,000)
Repurchase of common stock                                                          (3,466,000)                (5,631,000)
Cash dividends paid or payable                                                      (1,321,000)                (1,246,000)
---------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                                 (3,718,000)                34,310,000
---------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash                                                       (507,000)                 1,602,000
Cash at beginning of period                                                          2,912,000                  5,330,000
===========================================================================================================================
Cash at end of period                                                               $2,405,000                 $6,932,000
===========================================================================================================================

Supplemental disclosure of cash flow information:
Interest paid                                                                       $3,496,000                 $1,391,000
Income taxes paid                                                                    3,014,000                  7,360,000
===========================================================================================================================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                    FORM 10-Q
                      UNIFIRST CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                FOR THE TWENTY-SIX WEEKS ENDED FEBRUARY 26, 2000


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

3. The components of comprehensive income for the twenty-six and thirteen week periods ended February 26, 2000 and February 27, 1999 were as follows:

                                               Twenty-six         Twenty-six            Thirteen             Thirteen
                                              weeks ended        weeks ended         weeks ended          weeks ended
                                             February 26,       February 27,        February 26,         February 27,
                                                     2000               1999                2000                 1999
----------------------------------------------------------------------------------------------------------------------
Net income                                     $9,405,000        $16,275,000          $3,945,000           $6,859,000

Other comprehensive income:
  Foreign currency translation adjustments        537,000            573,000             452,000              281,000
                                             -------------------------------------------------------------------------

Comprehensive income                           $9,942,000        $16,848,000          $4,397,000           $7,140,000
                                             =========================================================================



4. Net income per share is calculated using the weighted average number of common and dilutive potential common shares outstanding during the year. Anti-dilutive shares of 57,000 for the twenty-six weeks ended February 26, 2000 have been excluded from the weighted average number of common and dilutive potential common shares outstanding.

                                    FORM 10-Q
                      UNIFIRST CORPORATION AND SUBSIDIARIES

             ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

                FOR THE TWENTY-SIX WEEKS ENDED FEBRUARY 26, 2000


RESULTS OF OPERATIONS

TWENTY-SIX WEEKS OF FISCAL 2000 COMPARED WITH TWENTY-SIX WEEKS OF FISCAL 1999

Revenues. Revenues for the first twenty-six weeks of fiscal 2000 increased $25.7 million or 10.9% to $262.1 million as compared to $236.4 million for the first twenty-six weeks of fiscal 1999. This increase can be attributed to growth from existing operations (5.2%), acquisitions (4.7%) and price increases (1.0%). Growth from existing operations was primarily from the conventional uniform rental business (4.5%), and from the nuclear garment services business (0.7%). The increase in revenues from acquisitions resulted from seven acquisitions made in fiscal 1999 and one minor acquisition made in September 1999.

Operating Costs. Operating costs increased to $164.5 million for the first half of fiscal 2000 as compared with $140.8 million for the same period of fiscal 1999 as a result of costs associated with increased revenues. As a percentage of revenues, operating costs increased to 62.8% from 59.6% for these periods, primarily due to higher labor costs. The Company also continues to assimilate last year's acquisitions, deal with ongoing increases in fuel and other operating costs and is being impacted by start up costs associated with the construction of a new garment manufacturing plant in Mexico. There also continues to be a negative impact from a comparative year-to-year increase in merchandise expense. Last year the Company realized a benefit compared to this year due to a change made effective July, 1998 in the estimated lives and related amortization periods for rental merchandise in service, from primarily 12 months to primarily 15 months, which is more consistent with their respective useful lives (although the Company believes its principal publicly-held competitors amortize their garments over an average of 15 to 18 months).

Selling and Administrative Expenses. The Company's selling and administrative expenses increased to $62.0 million, or 23.7% of revenues, for the first twenty-six weeks of fiscal 2000 as compared with $52.9 million, or 22.4% of revenues, for the same period in fiscal 1999. This increase was due primarily to increased costs for professional sales training, national, catalog and internet sales to support the Company's current and future revenue growth. The Company also incurred increased costs to upgrade its Information Systems.

Depreciation and Amortization. The Company's depreciation and amortization expense increased to $17.1 million, or 6.5% of revenues, for the first half of fiscal 2000 as compared with $15.0 million, or 6.3% of revenues, for the same period in fiscal 1999. This increase was due primarily to increased amortization costs due to acquisitions and increased capital expenditures for information systems hardware and software to upgrade certain Company-wide systems.

Net Interest Expense. Net interest expense was $3.3 million, or 1.3% of revenues, for the first twenty-six weeks of fiscal 2000 as compared to $1.9 million, or 0.8% of revenues, for the same period in fiscal 1999. The increase is primarily attributable to higher debt levels in the first half of fiscal 2000.

Income Taxes. The Company's effective income tax rate was 38.0% for the first half of fiscal 2000 and 37.0% for the same period in fiscal 1999. The increase is due primarily to higher state income taxes.

THIRTEEN WEEKS ENDED FEBRUARY 26, 2000 COMPARED TO THIRTEEN WEEKS ENDED FEBRUARY 27, 1999

Revenues. Fiscal 2000 second quarter revenues increased $10.2 million or 8.5% to $130.3 million as compared with $120.1 million for the fiscal 1999 second quarter. This increase can be attributed to growth from existing operations (4.8%), acquisitions (2.7%) and price increases (1.0%). Growth from existing operations was primarily from the conventional uniform rental business (4.1%) and from the nuclear garment services business (0.7%). The increase in revenues from acquisitions resulted from five acquisitions made in fiscal 1999 and one acquisition made in fiscal 2000.

Operating Costs. Operating costs increased to $82.7 million for the second quarter of fiscal 2000 as compared with $74.3 million for the same period of fiscal 1999 as a result of costs associated with increased revenues. As a percentage of revenues, operating costs increased to 63.5% from 61.9% for these periods primarily due to higher labor costs. The Company also continues to assimilate last year's acquisitions, deal with ongoing increases in fuel and other operating costs and is being impacted by start up costs associated with the construction of a new garment manufacturing plant in Mexico. The impact of the change in estimated service lives and related amortization periods for rental merchandise in service, described in the year to date discussion above, had less of an impact in the quarter to quarter comparison.

Selling and Administrative Expenses. The Company's selling and administrative expenses increased to $31.0 million, or 23.8% of revenues, for the second quarter of fiscal 2000 as compared with $25.9 million, or 21.5% of revenues for the same period in fiscal 1999. This increase was due primarily to increased costs for professional sales training, national, catalog and internet sales to support the Company's current and future revenue growth. The Company also incurred increased costs to upgrade its Information Systems.

Depreciation and Amortization. The Company's depreciation and amortization expense increased to $8.5 million, or 6.5% of revenues, for the second quarter of fiscal 2000 as compared with $7.7 million, or 6.4% of revenues, for the same period in fiscal 1999. This increase was due primarily to increased amortization and depreciation costs due to acquisitions.

Net Interest Expense. Net interest expense was $1.7 million, or 1.3% of revenues, for the second quarter of fiscal 2000 as compared with $1.2 million, or 1.0% of revenues, for the same period in fiscal 1999. The increase is primarily attributable to higher debt levels in the fiscal 2000 second quarter.

Income Taxes. The Company's effective income tax rate was 38.0% for the second quarter of fiscal 2000 and 37.0% for the same period in fiscal 1999. The increase is due primarily to higher state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Shareholders' equity at February 26, 2000 was $262.6 million, or 69.5% of total capitalization.

During the twenty-six weeks ended February 26, 2000 net cash provided by operating activities ($30.2 million) was primarily used for capital expenditures ($23.2 million), repurchase of common stock ($3.5 million) and debt repayment ($2.6 million).

The Company had $2.4 million in cash and $11.7 million available on its $120 million unsecured line of credit with three banks as of February 26, 2000. This agreement contains, among other things, a provision regarding net worth, which the Company was out of compliance with as of February 26, 2000. The Company has discussed this with the banks and expects to receive a waiver. The Company believes its generated cash from operations and its borrowing capacity will adequately cover its foreseeable capital requirements.


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


SAFE HARBOR FOR FORWARD LOOKING STATEMENTS

Forward looking statements contained in this quarterly report are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995 and are highly dependent upon a variety of important factors that could cause actual results to differ materially from those reflected in such forward looking statements. Such factors include those indicated in the section entitled "Risk Factors" in the Company's Prospectus, dated March 18, 1998, as well as the risks and uncertainties relating to the centralization of certain of the Company's operations at its Owensboro, KY distribution facility and the Company's ability to control manufacturing and operating costs. When used in this quarterly report, the words "intend," "anticipate," "believe," "estimate," and "expect" and similar expressions as they relate to the Company are included to identify such forward looking statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

For information regarding quantitative and qualitative disclosures about market risk, see the Company's discussion under Item 7A of its Annual Report on Form 10-K for the fiscal year ended August 28, 1999. Between August 28, 1999 and February 26, 2000, there were no material changes in the Company's market risk.

                           PART II - OTHER INFORMATION

                                    FORM 10-Q
                      UNIFIRST CORPORATION AND SUBSIDIARIES


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Shareholders was held on January 11, 2000. Aldo Croatti and Albert Cohen were reelected to the Board of Directors. With respect to Mr. Croatti, 7,638,527 shares of Common Stock and 10,254,864 shares of Class B Common Stock were voted for his election and 327,596 shares of Common Stock were voted against his election. With respect to Mr. Cohen, 7,638,527 shares of Common Stock were voted for his election and 327,596 shares of Common Stock were voted against his election. The terms of office of Ms. Cynthia Croatti and Messrs. Ronald D. Croatti, Donald J. Evans and Reynold L. Hoover continued after the meeting.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

       (10.1) UniFirst Corporation Profit Sharing Plan, as amended effective January 1, 2000.

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


Date: April 11, 2000


                              /s/ JOHN B. BARTLETT
                              --------------------
                                John B. Bartlett
                              Senior Vice President
                           and Chief Financial Officer