Form 10-Q
period 2000-05-27
UNIFIRST CORP
filed 2000-07-11
CIK 717954

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.
                                      20549



                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended                                       Commission File
     May 27, 2000                                            Number 1-8504


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

                                                  Yes [X]    No [ ]


The number of outstanding shares of the registrant's Common Stock and Class B Common Stock as of June 30, 2000 were 9,408,134 and 10,255,744 respectively.

PART 1 - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
FORM 10-Q
UNIFIRST CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)                                                      May 27,               August 28,               May 29,
                                                                    2000                    1999*                  1999
--------------------------------------------------------------------------------------------------------------------------
Assets
Current assets:
   Cash                                                      $   1,850,000           $   2,912,000           $   3,286,000
   Receivables                                                  55,958,000              51,786,000              50,823,000
   Inventories                                                  24,551,000              27,194,000              27,967,000
   Rental merchandise in service                                58,359,000              55,631,000              57,256,000
   Prepaid expenses                                                218,000                 199,000                 410,000
--------------------------------------------------------------------------------------------------------------------------
      Total current assets                                     140,936,000             137,722,000             139,742,000
--------------------------------------------------------------------------------------------------------------------------
Property and equipment:
   Land, buildings and leasehold improvements                  193,228,000             174,979,000             170,563,000
   Machinery and equipment                                     202,644,000             190,722,000             187,244,000
   Motor vehicles                                               53,606,000              49,396,000              48,003,000
--------------------------------------------------------------------------------------------------------------------------
                                                               449,478,000             415,097,000             405,810,000
   Less - accumulated depreciation                             188,930,000             172,912,000             168,736,000
--------------------------------------------------------------------------------------------------------------------------
                                                               260,548,000             242,185,000             237,074,000
--------------------------------------------------------------------------------------------------------------------------
Other assets                                                    91,104,000              85,720,000              79,590,000
--------------------------------------------------------------------------------------------------------------------------
                                                             $ 492,588,000           $ 465,627,000           $ 456,406,000
==========================================================================================================================

Liabilities and Shareholders' Equity
Current liabilities:
   Current maturities of long-term obligations               $   1,544,000           $   1,911,000           $     925,000
   Notes payable                                                 2,374,000               2,331,000               2,360,000
   Accounts payable                                             16,692,000              17,659,000              16,522,000
   Accrued liabilities                                          50,867,000              46,659,000              49,044,000
   Accrued and deferred income taxes                            12,411,000               7,754,000               4,143,000
--------------------------------------------------------------------------------------------------------------------------
      Total current liabilities                                 83,888,000              76,314,000              72,994,000
--------------------------------------------------------------------------------------------------------------------------
Long-term obligations, net of current maturities               121,093,000             111,194,000              99,489,000
Deferred income taxes                                           21,025,000              20,686,000              19,554,000
--------------------------------------------------------------------------------------------------------------------------
Shareholders' equity:
   Preferred stock, $1.00 par value; 2,000,000
     shares authorized; none issued                                     --                      --                      --
   Common stock, $.10 par value; 30,000,000
     shares authorized; issued
     10,499,634 shares                                           1,050,000               1,050,000               1,000,000
   Class B Common stock, $.10 par value; 20,000,000
     shares authorized; issued and outstanding
     10,255,744 shares                                           1,026,000               1,026,000               1,026,000
   Treasury stock,  1,091,500 shares, at cost                  (20,049,000)            (16,583,000)            (10,485,000)
   Capital surplus                                              12,438,000              12,438,000              12,487,000
   Retained earnings                                           274,372,000             261,450,000             262,025,000
   Accumulated other comprehensive income                       (2,255,000)             (1,948,000)             (1,684,000)
--------------------------------------------------------------------------------------------------------------------------
      Total shareholders' equity                               266,582,000             257,433,000             264,369,000
--------------------------------------------------------------------------------------------------------------------------
                                                             $ 492,588,000           $ 465,627,000           $ 456,406,000
==========================================================================================================================
* Condensed from audited financial statements
The accompanying notes are an integral part of these condensed consolidated financial statements.

FORM 10-Q
UNIFIRST CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

                                                   Thirty-nine     Thirty-nine        Thirteen        Thirteen
                                                   weeks ended     weeks ended     weeks ended     weeks ended
                                                       May 27,         May 29,         May 27,         May 29,
                                                          2000            1999            2000            1999
--------------------------------------------------------------------------------------------------------------

Revenues                                         $ 396,570,000   $ 362,062,000   $ 134,497,000   $ 125,661,000
--------------------------------------------------------------------------------------------------------------

Costs and expenses:
   Operating costs                                 248,265,000     215,992,000      83,742,000      75,184,000
   Selling and administrative expenses              93,492,000      81,542,000      31,481,000      28,689,000
   Depreciation and amortization                    25,652,000      23,152,000       8,576,000       8,137,000
--------------------------------------------------------------------------------------------------------------
                                                   367,409,000     320,686,000     123,799,000     112,010,000
--------------------------------------------------------------------------------------------------------------

Income from operations                              29,161,000      41,376,000      10,698,000      13,651,000
--------------------------------------------------------------------------------------------------------------

Interest expense (income):
   Interest expense                                  5,356,000       3,386,000       1,898,000       1,408,000
   Interest income                                    (234,000)       (107,000)        (69,000)        (21,000)
--------------------------------------------------------------------------------------------------------------
                                                     5,122,000       3,279,000       1,829,000       1,387,000
--------------------------------------------------------------------------------------------------------------

Income before income taxes                          24,039,000      38,097,000       8,869,000      12,264,000
Provision for income taxes                           9,135,000      14,096,000       3,370,000       4,538,000
--------------------------------------------------------------------------------------------------------------

Net income                                       $  14,904,000   $  24,001,000   $   5,499,000   $   7,726,000
==============================================================================================================


Weighted average number of shares outstanding -
     basic & diluted                                19,672,449      20,506,420      19,663,878      20,320,212
==============================================================================================================


Net income per share - basic & diluted           $        0.76   $        1.17   $        0.28   $        0.38
==============================================================================================================


The accompanying notes are an integral part of these condensed consolidated financial statements.

FORM 10-Q
UNIFIRST CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

                                                       Thirty-Nine       Thirty-Nine
                                                       weeks ended       weeks ended
                                                           May 27,           May 29,
                                                              2000              1999
------------------------------------------------------------------------------------
Cash flows from operating activities:
Net Income                                            $ 14,904,000      $ 24,001,000
  Adjustments:
    Depreciation                                        20,715,000        18,901,000
    Amortization of other assets                         4,937,000         4,251,000
    Changes in assets and liabilities,
    net of acquisitions:
      Receivables                                       (4,203,000)       (5,237,000)
      Inventories                                        3,530,000         2,594,000
      Rental merchandise in service                     (2,630,000)       (9,588,000)
      Prepaid expenses                                     (19,000)           30,000
      Accounts payable                                  (1,036,000)        1,497,000
      Accrued liabilities                                4,215,000         3,578,000
      Accrued and deferred income taxes                  4,669,000         1,488,000
      Deferred income taxes                                346,000         1,176,000
------------------------------------------------------------------------------------
  Net cash provided by operating activities             45,428,000        42,691,000
------------------------------------------------------------------------------------

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired         (5,358,000)      (45,143,000)
Capital expenditures                                   (39,158,000)      (33,343,000)
Increase in other assets                                (5,008,000)       (4,022,000)
------------------------------------------------------------------------------------
  Net cash used in investing activities                (49,524,000)      (82,508,000)
------------------------------------------------------------------------------------

Cash flows from financing activities:
Increase in debt                                        11,074,000        53,725,000
Reduction of debt                                       (2,592,000)       (3,538,000)
Repurchase of common stock                              (3,466,000)      (10,485,000)
Cash dividends                                          (1,982,000)       (1,929,000)
------------------------------------------------------------------------------------
  Net cash provided by financing activities              3,034,000        37,773,000
------------------------------------------------------------------------------------

Net decrease in cash                                    (1,062,000)       (2,044,000)
Cash at beginning of period                              2,912,000         5,330,000
------------------------------------------------------------------------------------

Cash at end of period                                 $  1,850,000      $  3,286,000
====================================================================================

Supplemental disclosure of cash flow information:

Interest paid                                         $  5,077,000      $  2,624,000

Income taxes paid                                        4,139,000        11,285,000
====================================================================================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                    FORM 10-Q
                      UNIFIRST CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  FOR THE THIRTY-NINE WEEKS ENDED MAY 27, 2000


1. These condensed consolidated financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the information furnished reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period. It is suggested that these condensed consolidated financial statements should be read in conjunction with the financial statements and the notes, thereto, included in the Company's latest annual report on Form 10-K. Results for an interim period are not indicative of any future interim periods or for an entire fiscal year.

2. From time to time, the Company is subject to legal proceedings and claims arising from the conduct of its business operations, including legal proceedings and claims relating to personal injury, customer contracts, employment and environmental matters. In the opinion of management, such proceedings and claims are not likely to result in losses which would have a material adverse effect upon the financial position or results of operations of the Company.

3. The components of comprehensive income for the thirty-nine and thirteen week periods ended May 27, 2000 and May 29, 1999 were as follows:

                                                Thirty-nine       Thirty-nine         Thirteen          Thirteen
                                                weeks ended       weeks ended      weeks ended       weeks ended
                                                    May 27,           May 29,          May 27,           May 29,
                                                       2000              1999             2000              1999
----------------------------------------------------------------------------------------------------------------

Net income                                     $ 14,904,000      $ 24,001,000     $  5,499,000      $  7,726,000

Other comprehensive income:
  Foreign currency translation adjustments         (307,000)        1,023,000         (844,000)          450,000
                                            --------------------------------------------------------------------

Comprehensive income                           $ 14,597,000      $ 25,024,000     $  4,655,000      $  8,176,000
                                            ====================================================================


4. Net income per share is calculated using the weighted average number of common and dilutive potential common shares outstanding during the year. Anti-dilutive shares of 57,000 for the thirteen and thirty-nine weeks ended May 27, 2000 have been excluded from the weighted average number of common and dilutive potential common shares outstanding.


5. During the 39 weeks ended May 27, 2000, the Company made 2 acquisitions of complementary businesses for total consideration of approximately $5 million. Pro forma results have not been presented for the acquired businesses as the acquisitions were not deemed to be material.

                                    FORM 10-Q
                      UNIFIRST CORPORATION AND SUBSIDIARIES

             ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

                  FOR THE THIRTY-NINE WEEKS ENDED MAY 27, 2000


RESULTS OF OPERATIONS

THIRTY-NINE WEEKS OF FISCAL 2000 COMPARED WITH THIRTY-NINE WEEKS OF FISCAL 1999
-------------------------------------------------------------------------------

Revenues. Revenues for the first thirty-nine weeks of fiscal 2000 increased $34.5 million or 9.5% to $396.6 million as compared to $362.1 million for the first thirty-nine weeks of fiscal 1999. This increase can be attributed to growth from existing operations (4.6%), acquisitions (3.9%) and price increases (1.0%). Growth from existing operations was primarily from the conventional uniform rental business (4.1%), and from the nuclear garment services business (0.5%). The increase in revenues from acquisitions resulted from seven acquisitions made in fiscal 1999 and two acquisitions made fiscal 2000.

Operating Costs. Operating costs increased to $248.3 million for the first thirty-nine weeks of fiscal 2000 as compared with $216.0 million for the same period of fiscal 1999 as a result of costs associated with increased revenues. As a percentage of revenues, operating costs increased to 62.6% from 59.7% for these periods, primarily due to higher labor costs. The Company also continues to assimilate last year's acquisitions, deal with ongoing increases in fuel and other operating costs and is being impacted by start up costs associated with the construction of a new garment manufacturing plant in Mexico. There also continues to be a negative impact from a comparative year-to-year increase in merchandise expense. Last year the Company realized a benefit compared to this year due to a change made effective July, 1998 in the estimated lives and related amortization periods for rental merchandise in service, from primarily 12 months to primarily 15 months, which is more consistent with their respective useful lives (although the Company believes its principal publicly-held competitors amortize their garments over an average of 15 to 18 months).

Selling and Administrative Expenses. The Company's selling and administrative expenses increased to $93.5 million, or 23.6% of revenues, for the first thirty-nine weeks of fiscal 2000 as compared with $81.5 million, or 22.5% of revenues, for the same period in fiscal 1999. This increase was due primarily to increased costs for professional sales training, national, catalog and internet sales to support the Company's current and future revenue growth. The Company also incurred increased costs to upgrade its Information Systems.

Depreciation and Amortization. The Company's depreciation and amortization expense increased to $25.7 million for the first thirty-nine weeks of fiscal 2000 as compared with $23.2 million for the same period of fiscal 1999 due primarily to increased amortization costs due to acquisitions. As a percentage of revenues, depreciation and amortization expense was 6.4% for both periods.

Net Interest Expense. Net interest expense was $5.1 million, or 1.3% of revenues, for the first thirty-nine weeks of fiscal 2000 as compared to $3.3 million, or 0.9% of revenues, for the same period in fiscal 1999. The increase is primarily attributable to higher debt levels in fiscal 2000.

Income Taxes. The Company's effective income tax rate was 38.0% for the first thirty-nine weeks of fiscal 2000 and 37.0% for the same period in fiscal 1999. The increase is due primarily to higher state income taxes.

THIRTEEN WEEKS ENDED MAY 27, 2000 COMPARED TO THIRTEEN WEEKS ENDED MAY 29, 1999

Revenues. Fiscal 2000 third quarter revenues increased $8.8 million or 7.0% to $134.5 million as compared with $125.7 million for the fiscal 1999 third quarter. This increase can be attributed to growth from existing operations (4.1%), acquisitions (1.9%) and price increases (1.0%). Growth from existing operations was from the conventional uniform rental business. The increase in revenues from acquisitions resulted from three acquisitions made in fiscal 1999 and two acquisitions made in fiscal 2000.

Operating Costs. Operating costs increased to $83.7 million for the third quarter of fiscal 2000 as compared with $75.2 million for the same period of fiscal 1999 as a result of costs associated with increased revenues. As a percentage of revenues, operating costs increased to 62.3% from 59.8% for these periods primarily due to higher labor costs. The Company also continues to assimilate last year's acquisitions, deal with ongoing increases in fuel and other operating costs and is being impacted by start up costs associated with the construction of a new garment manufacturing plant in Mexico. The impact of the change in estimated service lives and related amortization periods for rental merchandise in service, described in the year to date discussion above, had less of an impact in the quarter to quarter comparison.

Selling and Administrative Expenses. The Company's selling and administrative expenses increased to $31.5 million, or 23.4% of revenues, for the third quarter of fiscal 2000 as compared with $28.7 million, or 22.8% of revenues for the same period in fiscal 1999. This increase was due primarily to increased costs for professional sales training, national, catalog and internet sales to support the Company's current and future revenue growth. The Company also incurred increased costs to upgrade its Information Systems.

Depreciation and Amortization. The Company's depreciation and amortization expense increased to $8.6 million for the third quarter of fiscal 2000 as compared with $8.1 million for the same period of fiscal 1999 due primarily to increased amortization costs due to acquisitions. As a percentage of revenues, depreciation and amortization expense decreased slightly, to 6.4% from 6.5%, respectively, for these periods.

Net Interest Expense. Net interest expense was $1.8 million, or 1.4% of revenues, for the third quarter of fiscal 2000 as compared with $1.4 million, or 1.1% of revenues, for the same period in fiscal 1999. The increase is primarily attributable to higher debt levels in the fiscal 2000 third quarter.

Income Taxes. The Company's effective income tax rate was 38.0% for the third quarter of fiscal 2000 and 37.0% for the same period in fiscal 1999. The increase is due primarily to higher state income taxes.


LIQUIDITY AND CAPITAL RESOURCES

Shareholders' equity at May 27, 2000 was $266.6 million, or 68.5% of total capitalization.

During the thirty-nine weeks ended May 27, 2000 net cash provided by operating activities ($45.4 million) and additional borrowings ($11.1 million) was primarily used for capital expenditures ($39.2 million), acquisition of two businesses ($5.4 million), repurchase of common stock ($3.5 million), debt repayment ($2.6 million) and dividends ($2.0 million).

The Company had $1.9 million in cash and $4.3 million available on its $120 million unsecured line of credit with three banks as of May 27, 2000. This agreement contains, among other things, a provision regarding net worth, which the Company was out of compliance with as of May 27, 2000. The Company has discussed this with the banks and expects to receive a waiver. The Company believes its generated cash from operations and its borrowing capacity will adequately cover its foreseeable capital requirements.


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

NEW ACCOUNTING STANDARDS

In December 1999, the SEC issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition. The adoption of SAB 101 is not expected to have a material impact on the Company's reported results.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

For information regarding quantitative and qualitative disclosures about market risk, see the Company's discussion under Item 7A of its Annual Report on Form 10-K for the fiscal year ended August 28, 1999. Between August 28, 1999 and May 27, 2000, there were no material changes in the Company's market risk.

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


Date: July 11, 2000


                              /s/ John B. Bartlett
                              --------------------
                                John B. Bartlett
                              Senior Vice President
                           and Chief Financial Officer