Form 10-K
period 2000-08-26
UNIFIRST CORP
filed 2000-11-27
CIK 717954

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended August 26, 2000

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

                                  Yes [X]      No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The number of outstanding shares of UniFirst Corporation Common Stock and Class B Common Stock at November 6, 2000 were 9,327,834 and 10,255,744, respectively, and the aggregate market value of these shares held by non-affiliates of the Company on said date was $104,317,571 (based upon the closing price of the Company's Common Stock on the New York Stock Exchange on said date and assuming the market value of a share of Class B Common Stock (which is generally non-transferable, but is convertible at any time into one share of Common Stock) is identical to the market value of the Common Stock).

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's 2000 Annual Report to Shareholders and the Company's Proxy Statement for its 2001 Annual Meeting of Shareholders (which will be filed with the Securities and Exchange Commission within 120 days after the close of the 2000 fiscal year) are incorporated by reference into Parts II, III and IV hereof.

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

ITEM 1.  BUSINESS

GENERAL

UniFirst Corporation (the "Company") is one of the largest providers of workplace uniforms and protective clothing in the United States. The Company rents, manufactures and sells a wide range of uniforms and protective clothing, including shirts, pants, jackets, coveralls, jumpsuits, lab coats, smocks and aprons, and also rents industrial wiping products, floormats and other non-garment items, to a variety of manufacturers, retailers and service companies. The Company serves businesses of all sizes in numerous industry categories. Typical customers include automobile service centers and dealers, delivery services, food and general merchandise retailers, food processors and service operations, light manufacturers, maintenance facilities, restaurants, service companies, soft and durable goods wholesalers, transportation companies, and others who require employee clothing for image, identification, protection or utility purposes. At certain specialized facilities, the Company also decontaminates and cleans work clothes that may have been exposed to radioactive materials and services special cleanroom protective wear. Typical customers for these specialized services include government agencies, research and development laboratories, high technology companies and utilities operating nuclear reactors. In fiscal 2000, the Company generated $528.7 million in revenue, of which approximately 65% was from the rental of uniforms and protective clothing, 26% was from the rental of non-garment items, 7% was from garment decontamination services, and 2% was from the direct sale of garments.

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

CUSTOMERS

The Company serves businesses of all sizes in numerous industry categories. Typical customers include automobile service centers and dealers, delivery services, food and general merchandise retailers, food processors and service operations, light manufacturers, maintenance facilities, restaurants, service companies, soft and durable goods wholesalers, transportation companies, and others who require employee clothing for image, identification, protection or utility purposes. The Company currently services over 100,000 customer locations in 45 states, Canada and Europe from approximately 145 service locations and distribution centers. For fiscal 1998, 1999 and 2000, the Company's garment rental operations produced approximately 68%, 65% and 65%, respectively, of its revenues, while non-garment rentals accounted for 22%, 26% and 26%, direct sales of garments accounted for 3%, 2% and 2%, and the specialized garment services business accounted for approximately 7% of the Company's revenues during each such period. During the past five years, no single customer accounted for more than 1% of total revenues in any year.

MARKETING AND CUSTOMER SERVICE

The Company employs more than 300 trained sales representatives whose sole function is to market the Company's services to potential customers and develop new accounts. The Company also utilizes its route salespeople to maximize sales to existing customers, such as by offering garment rental customers the opportunity to purchase non-garment items. Potential customers are contacted by mail, by telephone and in-person. Sales representatives develop their appointments through the use of an extensive, proprietary database of pre-screened and qualified business prospects. This database is built through responses to the Company's promotional initiatives, through contacts via its World Wide Web site and trade shows and through the selective use of purchased lists. The Company also endeavors to elevate its brand identity through certain advertising and promotional initiatives.

The Company believes that customer service is the most important element in developing and maintaining its market position and that its emphasis on customer service is reflected throughout its business. The Company serves its customers through approximately 1,075 route salespersons, who generally interact on a weekly basis with their accounts, and more than 750 service support people, who are charged with expeditiously handling customer requirements regarding the outfitting of new customer employees, garment repair and replacement, billing inquiries and other matters. The Company's policy is to respond to all customer inquiries and problems within 24 hours.

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

COMPETITION

The uniform rental and sales industry is highly competitive. The Company believes that the top five companies in the uniform rental segment of the industry currently generate over half of the industry's volume. The remainder of the market, however, is divided among more than 600 smaller businesses, many of which serve one or a limited number of markets or geographic service areas and generate annual revenues of less than $1.0 million, and a small group of which have revenues of up to approximately $200 million. Although the Company is one of the larger companies engaged in the uniform rental and sales business, there are other firms in the industry which are larger and have greater financial resources than the Company. The Company's leading competitors include ARAMARK Corporation, Cintas Corporation and G&K Services, Inc. In addition to its traditional rental competitors the Company may increasingly compete in the future with businesses that focus on selling uniforms and other related items. The principal methods of competition in the industry are quality of service and price. The Company also competes with industry competitors for acquisitions, which has the effect of increasing the price for acquisitions and reducing the number of available acquisition candidates. The Company believes that its ability to compete effectively is enhanced by the superior customer service and support that it provides its customers.

MANUFACTURING AND SOURCING

The Company manufactured approximately 55% of all garments which it placed in service during fiscal 2000. These included work pants manufactured at its plant in Luquillo, Puerto Rico, shirts manufactured at its plant in Cave City, Arkansas, and jackets and certain specialty garments manufactured at its plant in Wilburton, Oklahoma. In September, 2000 the Company announced its plans to close its plant in Puerto Rico effective December, 2000. In July, 2000 the Company opened its new manufacturing plant in Ebano, San Luis Potosi, Mexico. The balance of the garments used in its programs are purchased from a variety of industry suppliers. While the Company currently acquires the raw materials with which it produces its garments from a limited number of suppliers, the Company believes that such materials are readily available from other sources. To date, the Company has experienced no significant difficulty in obtaining any of its raw materials or supplies.

EMPLOYEES

At August 26, 2000, the Company employed approximately 7,500 persons, about 6% of whom are represented by unions pursuant to six separate collective bargaining agreements. The Company considers its employee relations to be good.

EXECUTIVE OFFICERS

     The executive officers of the Company are as follows:

      NAME                   AGE                 POSITION
      ----                   ---                 --------

Aldo Croatti                 82           Chairman of the Board

Ronald D. Croatti            57           President and Chief Executive Officer

Robert L. Croatti            64           Executive Vice President

John B. Bartlett             59           Senior Vice President and
                                          Chief Financial Officer

Cynthia Croatti              45           Treasurer

Bruce P. Boynton             52           Vice President, Operations

Dennis G. Assad              55           Vice President, Sales and Marketing


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

Bruce P. Boynton joined the Company in 1976. Mr. Boynton has served as Vice President, Operations since 1986, is the chief operating officer for the Company's Canadian operations and has primary responsibility for overseeing the operations of certain regions in the United States.

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

In addition, the federal Environmental Protection Agency in 1998 proposed a federal environmental regulatory framework applicable to industrial laundry operations that would replace local regulations. In 1999, however, the Environmental Protection Agency issued a final ruling which declared that the proposed regulatory framework was not required for the industrial laundry industry.

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

ITEM 2.  PROPERTIES

At August 26, 2000, the Company owned or occupied 149 facilities containing an aggregate of approximately 4.0 million square feet located in the United States, Canada, Mexico, Puerto Rico, Germany, and the Netherlands. These facilities include the Company's 320,000 square foot Owensboro, Kentucky distribution center (which the Company believes is one of the largest and most advanced garment distribution facilities in the industry), garment manufacturing plants in Ebano, San Luis Potosi, Mexico, Luquillo, Puerto Rico, Cave City, Arkansas and Wilburton, Oklahoma, and its many customer service locations. The Company owns 92 of these facilities containing approximately 3.4 million square feet. The Company believes that by owning its manufacturing facilities, it can produce custom garment programs for its larger customers, offer a diverse range of designs within its standard line of garments and better control the quality, price and speed at which it produces such garments. The Company also believes that its industrial laundry facilities are among the most modern in the industry.

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

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None

                                     PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

Incorporated by reference to the information provided as part of the Company's 2000 Annual Report to Shareholders.

ITEM 6.  SELECTED FINANCIAL DATA

Incorporated by reference to the information provided under the caption "Eleven Year Financial Summary" which is incorporated herein by reference, as part of the Company's 2000 Annual Report to Shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Incorporated by reference to the information provided under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2000 Annual Report to Shareholders.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and the accompanying notes, which are incorporated herein by reference to the Company's 2000 Annual Report to Shareholders, are indexed herein under Items 14(a)(1) and (2) of Part IV.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Not applicable

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Incorporated by reference to the information provided under the caption "Election of Directors" in the Company's Proxy Statement for its 2001 Annual Meeting of Shareholders.

ITEM 11.  EXECUTIVE COMPENSATION

Incorporated by reference to the information provided under the caption "Summary Compensation Table" in the Company's Proxy Statement for its 2001 Annual Meeting of Shareholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference to the information provided under the captions "Election of Directors" and "Security Ownership of Management and Principal Shareholders" in the Company's Proxy Statement for its 2001 Annual Meeting of Shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference to the information provided under the caption "Certain Relationships and Related Transactions" in the Company's Proxy Statement for its 2001 Annual Meeting of Shareholders.


                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The financial statements listed below are filed as part of this report:

1. and 2. FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES.

The financial statements and financial statement schedules listed below are incorporated herein by reference to the Company's 2000 Annual Report to Shareholders.

Consolidated balance sheets as of August 26, 2000 and August 28, 1999

Consolidated statements of income for each of the three years in the period ended August 26, 2000

Consolidated statements of shareholders' equity for each of the three years in the period ended August 26, 2000

Consolidated statements of cash flows for each of the three years in the period ended August 26, 2000

Notes to consolidated financial statements

Report of independent public accountants

The following additional schedules are filed herewith:

Report of independent public accountants on supplemental schedule to the consolidated financial statements.

Schedule II - Valuation and qualifying accounts and reserves for each of the three years in the period ended August 26, 2000.

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

b) During the three months ended August 26, 2000 the Company did not file any reports on Form 8-K with the Securities and Exchange Commission.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        UniFirst Corporation

                                        By: /s/ Aldo Croatti
                                            ------------------------------
                                            Aldo Croatti
                                            Chairman


Date: November 27, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                        TITLE                                DATE
----                        -----                                ----


/s/ Aldo Croatti           Chairman and Director               November 27, 2000
--------------------
Aldo Croatti


/s/ Ronald D. Croatti      Principal Executive                 November 27, 2000
--------------------       Officer and Director
Ronald D. Croatti


/s/ John B. Bartlett       Principal Financial                 November 27, 2000
--------------------       Officer and Principal
John B. Bartlett           Accounting Officer


/s/ Cynthia Croatti        Director                            November 27, 2000
--------------------
Cynthia Croatti


/s/ Donald J. Evans        Director                            November 27, 2000
--------------------
Donald J. Evans


/s/ Reynold L. Hoover      Director                            November 27, 2000
--------------------
Reynold L. Hoover


/s/ Albert Cohen           Director                            November 27, 2000
--------------------
Albert Cohen

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SUPPLEMENTAL
                SCHEDULE TO THE CONSOLIDATED FINANCIAL STATEMENTS


To UniFirst Corporation:

We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in this Form 10-K, and have issued our report thereon dated October 31, 2000. Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The supplemental schedule to the consolidated financial statements listed as Item 14(a)(2) in the Form 10-K is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This supplemental schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein, in relation to the basic consolidated financial statements taken as a whole.


ARTHUR ANDERSEN LLP

Boston, Massachusetts
October 31, 2000

UNIFIRST CORPORATION AND SUBSIDIARIES
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES FOR EACH
 OF THE THREE YEARS IN THE PERIOD ENDED AUGUST 26, 2000


                                             Balance,      Charged to     Charges for       Balance,
                                            Beginning      Costs and     Which Reserves      End of
Description                                 of Period       Expenses      Were Created       Period
-----------                                 ---------       --------      ------------       ------

FOR THE YEAR ENDED AUGUST 26, 2000
Allowance for doubtful accounts             $2,979,000     $2,739,000    $(2,608,000)      $3,110,000
                                            ==========     ==========    ===========       ==========

FOR THE YEAR ENDED AUGUST 28, 1999
Allowance for doubtful accounts             $1,529,000     $3,231,000    $(1,781,000)      $2,979,000
                                            ==========     ==========    ===========       ==========

FOR THE YEAR ENDED AUGUST 29, 1998
Allowance for doubtful accounts             $1,299,000     $2,759,000    $(2,529,000)      $1,529,000
                                            ==========     ==========    ===========       ==========


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

13 The Company's 2000 Annual Report to Shareholders (filed herewith to the extent expressly incorporated by reference herein).

21    List of Subsidiaries

23    Consent of Arthur Andersen LLP

27    Financial Data Schedule