Form 10-Q
period 2000-11-25
UNIFIRST CORP
filed 2001-01-09
CIK 717954

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.
                                      20549



                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended                                       Commission File
   November 25, 2000                                          Number 1-8504


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

                                 Yes [X] No [ ]


The number of outstanding shares of the registrant's Common Stock and Class B Common Stock as of January 3, 2001 were 9,096,834 and 10,243,744 respectively.

PART 1 - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
FORM 10-Q
UNIFIRST CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)


                  (In thousands, except per share data)                          November 25,          August 26,       November 27,
                                                                                         2000               2000*               1999
------------------------------------------------------------------------------------------------------------------------------------
Assets
Current assets:
   Cash                                                                                $4,486              $7,137            $2,101
   Receivables                                                                         61,701              54,015            57,986
   Inventories                                                                         27,095              27,598            22,055
   Rental merchandise in service                                                       60,937              59,256            57,688
   Prepaid expenses                                                                       313                 299               205
-----------------------------------------------------------------------------------------------------------------------------------
      Total current assets                                                            154,532             148,305           140,035
-----------------------------------------------------------------------------------------------------------------------------------
Property and equipment:
   Land, buildings and leasehold improvements                                         197,072             194,619           180,736
   Machinery and equipment                                                            208,086             205,883           196,343
   Motor vehicles                                                                      54,535              53,535            49,686
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                      459,693             454,037           426,765
   Less - accumulated depreciation                                                    196,998             191,704           179,480
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                      262,695             262,333           247,285
-----------------------------------------------------------------------------------------------------------------------------------
Other assets                                                                           89,294              89,512            88,677
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                     $506,521            $500,150          $475,997
===================================================================================================================================

Liabilities and Shareholders' Equity
Current liabilities:
   Current maturities of long-term obligations                                         $1,804              $1,903            $1,619
   Notes payable                                                                          964               1,118             2,394
   Accounts payable                                                                    19,543              19,718            18,277
   Accrued liabilities                                                                 50,962              47,170            49,547
   Accrued and deferred income taxes                                                   15,186              12,294            10,205
-----------------------------------------------------------------------------------------------------------------------------------
      Total current liabilities                                                        88,459              82,203            82,042
-----------------------------------------------------------------------------------------------------------------------------------
Long-term obligations, net of current maturities                                      120,196             124,735           114,172
Deferred income taxes                                                                  22,319              22,040            20,931
-----------------------------------------------------------------------------------------------------------------------------------
Shareholders' equity:
   Preferred stock, $1.00 par value; 2,000,000
     shares authorized; none issued                                                        --                  --               --
   Common stock, $.10 par value; 30,000,000
     shares authorized; issued
     10,499,634 shares                                                                  1,051               1,050             1,050
   Class B Common stock, $.10 par value; 20,000,000
     shares authorized; issued and outstanding
     10,243,744 shares                                                                  1,025               1,026             1,026
   Treasury stock, 1,271,800 shares, at cost                                          (21,779)            (20,049)          (20,049)
   Capital surplus                                                                     12,438              12,438            12,438
   Retained earnings                                                                  285,172             278,676           266,250
   Accumulated other comprehensive income                                              (2,360)             (1,969)           (1,863)
-----------------------------------------------------------------------------------------------------------------------------------
      Total shareholders' equity                                                      275,547             271,172           258,852
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                     $506,521            $500,150          $475,997
===================================================================================================================================

* Condensed from audited financial statements
The accompanying notes are an integral part of these condensed consolidated financial statements.

FORM 10-Q
UNIFIRST CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

                                                                            Thirteen            Thirteen
                                                                         weeks ended         weeks ended
              (In thousands, except per share data)                     November 25,        November 27,
                                                                                2000                1999
---------------------------------------------------------------------------------------------------------
Revenues                                                                    $141,009            $131,790
---------------------------------------------------------------------------------------------------------

Costs and expenses:
   Operating costs                                                            86,749              81,839
   Selling and administrative expenses                                        31,159              31,023
   Depreciation and amortization                                               9,166               8,531
---------------------------------------------------------------------------------------------------------
                                                                             127,074             121,393
---------------------------------------------------------------------------------------------------------

Income from operations                                                        13,935              10,397
---------------------------------------------------------------------------------------------------------

Interest expense (income):
   Interest expense                                                            2,630               1,709
   Interest income                                                              (220)               (119)
---------------------------------------------------------------------------------------------------------
                                                                               2,410               1,590
---------------------------------------------------------------------------------------------------------

Income before income taxes                                                    11,525               8,807
Provision for income taxes                                                     4,380               3,347
---------------------------------------------------------------------------------------------------------

Net income                                                                    $7,145              $5,460
=========================================================================================================

Weighted average number of shares outstanding -
     basic & diluted                                                          19,620              19,690
=========================================================================================================


Net income per share - basic & diluted                                         $0.36               $0.28
=========================================================================================================

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORM 10-Q
UNIFIRST CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

                                                                                         Thirteen             Thirteen
                                                                                      weeks ended          weeks ended
                               (In thousands)                                        November 25,         November 27,
                                                                                             2000                 1999
-----------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net Income                                                                                 $7,145               $5,460
  Adjustments:
    Depreciation                                                                            7,427                6,933
    Amortization of other assets                                                            1,739                1,598
    Changes in assets and liabilities, net of acquisitions:
      Receivables                                                                          (7,818)              (6,157)
      Inventories                                                                             422                5,327
      Rental merchandise in service                                                        (1,820)              (1,894)
      Prepaid expenses                                                                        (15)                  (6)
      Accounts payable                                                                       (113)                  507
      Accrued liabilities                                                                   3,816                2,878
      Accrued and deferred income taxes                                                     2,934                2,434
      Deferred income taxes                                                                   307                  234
-----------------------------------------------------------------------------------------------------------------------
  Net cash provided by operating activities                                                14,024               17,314
-----------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired                                                 -                 (533)
Capital expenditures                                                                       (8,169)             (11,875)
Increase in other assets                                                                   (1,335)              (3,246)
-----------------------------------------------------------------------------------------------------------------------
  Net cash used in investing activities                                                    (9,504)             (15,654)
-----------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
Increase in debt                                                                                -                3,090
Reduction of debt                                                                          (4,792)              (1,435)
Repurchase of common stock                                                                 (1,730)              (3,466)
Cash dividends                                                                               (649)                (660)
-----------------------------------------------------------------------------------------------------------------------
  Net cash used in financing activities                                                    (7,171)              (2,471)
-----------------------------------------------------------------------------------------------------------------------

Net decrease in cash                                                                       (2,651)                (811)
Cash at beginning of period                                                                 7,137                2,912
-----------------------------------------------------------------------------------------------------------------------
Cash at end of period                                                                      $4,486               $2,101
=======================================================================================================================

Supplemental disclosure of cash flow information:
Interest paid                                                                              $1,571               $1,642
Income taxes paid                                                                           1,208                  651
=======================================================================================================================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                    FORM 10-Q
                      UNIFIRST CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE THIRTEEN WEEKS ENDED NOVEMBER 25, 2000


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

3. The components of comprehensive income for the thirteen week periods ended November 25, 2000 and November 27, 1999 were as follows:


                                                                   Thirteen             Thirteen
                                                                weeks ended          weeks ended
                    (in thousands)                             November 25,         November 27,
                                                                       2000                 1999
-------------------------------------------------------------------------------------------------
Net income                                                           $7,145               $5,460

Other comprehensive income:
              Foreign currency translation adjustments                 (391)                  85
                                                          ---------------------------------------
Comprehensive income                                                 $6,754               $5,545
                                                          =======================================


4. Net income per share is calculated using the weighted average number of common and dilutive potential common shares outstanding during the year. Anti-dilutive shares of 113,500 for the thirteen weeks ended November 25, 2000 have been excluded from the weighted average number of common and dilutive potential common shares outstanding.

                                    FORM 10-Q
                      UNIFIRST CORPORATION AND SUBSIDIARIES

             ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

                 FOR THE THIRTEEN WEEKS ENDED NOVEMBER 25, 2000


RESULTS OF OPERATIONS

THIRTEEN WEEKS OF FISCAL 2001 COMPARED WITH THIRTEEN WEEKS OF FISCAL 2000

Revenues. Fiscal 2001 first quarter revenues increased $9.2 million or 7.0% to $141.0 million as compared with $131.8 million for the fiscal 2000 first quarter. This increase can be attributed to growth from existing operations (5.7%), price increases (1.0%) and acquisitions (.3%). Growth from existing operations was primarily from the conventional uniform rental business (3.6%), and from the nuclear garment services business (2.1%). The increase in revenues from acquisitions resulted from one acquisition made in fiscal 2000.

Operating Costs. Operating costs increased to $86.7 million for the first quarter of fiscal 2001 as compared with $81.8 million for the same period of fiscal 2000 as a result of costs associated with increased revenues. As a percentage of revenues, operating costs decreased to 61.5% from 62.1% for these periods, primarily due to lower merchandise costs.

Selling and Administrative Expenses. The Company's selling and administrative expenses increased to $31.2 million, or 22.1% of revenues, for the first quarter of fiscal 2001 as compared with $31.0 million, or 23.5% of revenues, for the same period in fiscal 2000. These costs were favorably impacted by a $1.1 million settlement received in a lawsuit related to the Company's nuclear garment services business. Excluding this settlement these expenses would have been $32.3 million, or 22.9% of revenues, in the fiscal 2001 first quarter.

Depreciation and Amortization. The Company's depreciation and amortization expense increased to $9.2 million for the first quarter of fiscal 2001 as compared with $8.5 million for the same period in fiscal 2000. As a percentage of revenues, depreciation and amortization expense was 6.5% for both periods.

Net Interest Expense. Net interest expense was $2.4 million, or 1.7% of revenues, for the first quarter of fiscal 2001 as compared with $1.6 million, or 1.2% of revenues, for the same period in fiscal 2000. The increase is primarily attributable to higher interest rates in the fiscal 2001 quarter.

Income Taxes. The Company's effective income tax rate was 38.0% for both the first quarter of fiscal 2001 and the first quarter of fiscal 2000.


LIQUIDITY AND CAPITAL RESOURCES

Shareholders' equity at November 25, 2000 was $275.5 million, or 69.3% of total capitalization.

During the thirteen weeks ended November 25, 2000 net cash provided by operating activities ($14.0 million) was primarily used for capital expenditures ($8.2 million), debt repayment ($4.8 million) and repurchase of common stock ($1.7 million).

The Company had $4.5 million in cash and $39.4 million available on its $170 million unsecured line of credit with a syndicate of banks as of November 25, 2000. The Company believes its generated cash from operations and its borrowing capacity will adequately cover its foreseeable capital requirements.


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


SAFE HARBOR FOR FORWARD LOOKING STATEMENTS

Forward looking statements contained in this quarterly report are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995 and are highly dependent upon a variety of important factors that could cause actual results to differ materially from those reflected in such forward looking statements. Such factors include uncertainties regarding the transfer of the Company's manufacturing facilities to new facilities in Mexico, the Company's ability to consummate and successfully integrate acquired businesses, uncertainties regarding any existing or newly-discovered expenses and liabilities related to environmental compliance and remediation, the Company's ability to compete successfully without any significant degradation in its margin rates, seasonal fluctuations in business levels, uncertainties regarding the price levels of oil, natural gas, and other fuels, control of the Company by the Croatti family and general economic conditions. When used in this quarterly report, the words "intend," "anticipate," "believe," "estimate," and "expect" and similar expressions as they relate to the Company are included to identify such forward looking statements.


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

Interest Rate Risk

The Company is exposed to market risk from changes in interest rates which may adversely affect its financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, the Company manages exposures through its regular operating and financing activities. In fiscal 2000 the Company entered into an interest rate swap agreement with a bank, notional amount $40 million, maturing October 13, 2004. The Company pays a fixed rate of 6.38% and receives a variable rate tied to the LIBOR rate. As of November 25, 2000 the variable rate was 6.80%.

The Company is exposed to interest rate risk primarily through its borrowings under its $170 million unsecured line of credit with a syndicate of banks. Under the line of credit, the Company may borrow funds at variable interest rates based on the Eurodollar rate or the bank's money market rate, as selected by the Company. As of November 25, 2000 and November 27, 1999, the fair market values of the Company's outstanding debt and swap agreement approximate their carrying value.

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

                              UNIFIRST CORPORATION


                              /s/ RONALD D. CROATTI
                              ---------------------
                                Ronald D. Croatti
                      President and Chief Executive Officer


Date: January 9, 2001


                              /s/ JOHN B. BARTLETT
                              ---------------------
                                John B. Bartlett
                              Senior Vice President
                           and Chief Financial Officer