Form 10-Q
period 2001-02-24
UNIFIRST CORP
filed 2001-04-10
CIK 717954

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended                                           Commission File
  February 24, 2001                                             Number 1-8504


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

                                        Yes [X]   No [ ]

The number of outstanding shares of the registrant's Common Stock and Class B Common Stock as of March 30, 2001 were 9,011,634 and 10,243,744 respectively.

PART 1 - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
FORM 10-Q
UNIFIRST CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

     (In thousands, except per share data)                February 24,          August 26,        February 26,
                                                                  2001               2000*                2000
--------------------------------------------------------------------------------------------------------------
Assets
Current assets:
   Cash                                                      $   6,108           $   7,137           $   2,405
   Receivables                                                  58,321              54,015              56,591
   Inventories                                                  25,799              27,598              24,682
   Rental merchandise in service                                60,821              59,256              57,573
   Prepaid expenses                                                296                 299                 212
--------------------------------------------------------------------------------------------------------------
      Total current assets                                     151,345             148,305             141,463
--------------------------------------------------------------------------------------------------------------
Property and equipment:
   Land, buildings and leasehold improvements                  197,666             194,619             187,345
   Machinery and equipment                                     212,844             205,883             198,956
   Motor vehicles                                               57,944              53,535              49,898
--------------------------------------------------------------------------------------------------------------
                                                               468,454             454,037             436,199
   Less - accumulated depreciation                             202,749             191,704             184,355
--------------------------------------------------------------------------------------------------------------
                                                               265,705             262,333             251,844
--------------------------------------------------------------------------------------------------------------
Other assets                                                    86,912              89,512              87,481
--------------------------------------------------------------------------------------------------------------
                                                             $ 503,962           $ 500,150           $ 480,788
==============================================================================================================

Liabilities and Shareholders' Equity
Current liabilities:
   Current maturities of long-term obligations               $   1,824           $   1,903           $   1,435
   Notes payable                                                 1,359               1,118               2,187
   Accounts payable                                             18,359              19,718              18,125
   Accrued liabilities                                          54,010              47,170              51,287
   Accrued and deferred income taxes                            13,031              12,294              10,078
--------------------------------------------------------------------------------------------------------------
      Total current liabilities                                 88,583              82,203              83,112
--------------------------------------------------------------------------------------------------------------
Long-term obligations, net of current maturities               114,879             124,735             113,977
Deferred income taxes                                           22,535              22,040              21,111
--------------------------------------------------------------------------------------------------------------
Shareholders' equity:
   Preferred stock, $1.00 par value; 2,000,000
     shares authorized; none issued                                 --                  --                  --
   Common stock, $.10 par value; 30,000,000
     shares authorized; issued
     10,499,634 shares                                           1,051               1,050               1,050
   Class B Common stock, $.10 par value; 20,000,000
     shares authorized; issued and outstanding
     10,243,744 shares                                           1,025               1,026               1,026
   Treasury stock, 1,414,800 shares, at cost                   (23,171)            (20,049)            (20,049)
   Capital surplus                                              12,438              12,438              12,438
   Retained earnings                                           289,521             278,676             269,534
   Accumulated other comprehensive income                       (2,899)             (1,969)             (1,411)
--------------------------------------------------------------------------------------------------------------
      Total shareholders' equity                               277,965             271,172             262,588
--------------------------------------------------------------------------------------------------------------
                                                             $ 503,962           $ 500,150           $ 480,788
==============================================================================================================

* Condensed from audited financial statements
The accompanying notes are an integral part of these condensed consolidated financial statements.

FORM 10-Q
UNIFIRST CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

                                                        Twenty-six          Twenty-six            Thirteen            Thirteen
                                                       weeks ended         weeks ended         weeks ended         weeks ended
     (In thousands, except per share data)            February 24,        February 26,        February 24,        February 26,
                                                              2001                2000                2001                2000
------------------------------------------------------------------------------------------------------------------------------

Revenues                                                 $ 277,571           $ 262,073           $ 136,562           $ 130,283
------------------------------------------------------------------------------------------------------------------------------

Costs and expenses:
   Operating costs                                         172,107             164,523              85,358              82,684
   Selling and administrative expenses                      62,889              62,011              31,730              30,988
   Depreciation and amortization                            18,457              17,076               9,291               8,545
------------------------------------------------------------------------------------------------------------------------------
                                                           253,453             243,610             126,379             122,217
------------------------------------------------------------------------------------------------------------------------------

Income from operations                                      24,118              18,463              10,183               8,066
------------------------------------------------------------------------------------------------------------------------------

Interest expense (income):
   Interest expense                                          5,104               3,458               2,474               1,749
   Interest income                                            (582)               (165)               (362)                (46)
------------------------------------------------------------------------------------------------------------------------------

                                                             4,522               3,293               2,112               1,703
------------------------------------------------------------------------------------------------------------------------------

Income before income taxes                                  19,596              15,170               8,071               6,363
Provision for income taxes                                   7,447               5,765               3,067               2,418
------------------------------------------------------------------------------------------------------------------------------

Net income                                               $  12,149           $   9,405           $   5,004           $   3,945
==============================================================================================================================

Weighted average number of shares outstanding -
     basic & diluted                                        19,491              19,677              19,362              19,664
==============================================================================================================================

Net income per share - basic & diluted                   $    0.62           $    0.48           $    0.26           $    0.20
==============================================================================================================================

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORM 10-Q
UNIFIRST CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

                                                                   Twenty-Six         Twenty-Six
                                                                  weeks ended        weeks ended
                    (In thousands)                               February 24,       February 26,
                                                                         2001               2000
------------------------------------------------------------------------------------------------

Cash flows from operating activities:
Net Income                                                           $ 12,149           $  9,405
  Adjustments:
    Depreciation                                                       14,962             13,805
    Amortization of other assets                                        3,495              3,271
    Changes in assets and liabilities, net of acquisitions:
      Receivables                                                      (4,433)            (4,720)
      Inventories                                                       1,741              2,559
      Rental merchandise in service                                    (1,700)            (1,740)
      Prepaid expenses                                                      2                (12)
      Accounts payable                                                 (1,323)               341
      Accrued liabilities                                               6,864              4,608
      Accrued and deferred income taxes                                   777              2,291
      Deferred income taxes                                               521                404
------------------------------------------------------------------------------------------------
  Net cash provided by operating activities                            33,055             30,212
------------------------------------------------------------------------------------------------

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired                            --               (533)
Capital expenditures                                                  (18,700)           (23,160)
Increase in other assets                                               (1,264)            (3,308)
------------------------------------------------------------------------------------------------
  Net cash used in investing activities                               (19,964)           (27,001)
------------------------------------------------------------------------------------------------

Cash flows from financing activities:
Increase in debt                                                          291              3,661
Reduction of debt                                                      (9,985)            (2,592)
Repurchase of common stock                                             (3,122)            (3,466)
Cash dividends                                                         (1,304)            (1,321)
------------------------------------------------------------------------------------------------
  Net cash used in financing activities                               (14,120)            (3,718)
------------------------------------------------------------------------------------------------

Net decrease in cash                                                   (1,029)              (507)
Cash at beginning of period                                             7,137              2,912
------------------------------------------------------------------------------------------------
Cash at end of period                                                $  6,108           $  2,405
================================================================================================

Supplemental disclosure of cash flow information:
Interest paid                                                        $  4,098           $  3,496
Income taxes paid                                                       6,215              3,014
================================================================================================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                    FORM 10-Q
                      UNIFIRST CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                FOR THE TWENTY-SIX WEEKS ENDED FEBRUARY 24, 2001


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

3. The components of comprehensive income for the twenty-six and thirteen week periods ended February 24, 2001 and February 26, 2000 were as follows:

                                                  Twenty-six         Twenty-six          Thirteen           Thirteen
                                                 weeks ended        weeks ended       weeks ended        weeks ended
          (in thousands)                        February 24,       February 26,      February 24,       February 26,
                                                        2001               2000              2001               2000
--------------------------------------------------------------------------------------------------------------------

Net income                                          $ 12,149           $  9,405          $  5,004           $  3,945

Other comprehensive income:
  Foreign currency translation adjustments              (930)               537              (539)               452
                                                --------------------------------------------------------------------

Comprehensive income                                $ 11,219           $  9,942          $  4,465           $  4,397
                                                ====================================================================

4. Net income per share is calculated using the weighted average number of common and dilutive potential common shares outstanding during the year. Anti-dilutive shares of 113,500 for the twenty-six weeks ended February 24, 2001 have been excluded from the weighted average number of common and dilutive potential common shares outstanding.

                                    FORM 10-Q
                      UNIFIRST CORPORATION AND SUBSIDIARIES

             ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

                FOR THE TWENTY-SIX WEEKS ENDED FEBRUARY 24, 2001


RESULTS OF OPERATIONS

TWENTY-SIX WEEKS OF FISCAL 2001 COMPARED WITH TWENTY-SIX WEEKS OF FISCAL 2000

Revenues. Revenues for the first twenty-six weeks of fiscal 2001 increased $15.5 million or 5.9% to $277.6 million as compared with $262.1 million for the first twenty-six weeks of fiscal 2000. This increase can be attributed to growth from existing operations (4.6%), price increases (1.0%) and acquisitions (.3%). Growth from existing operations was primarily from the conventional uniform rental business (3.5%), and from the nuclear garment services business (1.1%). The increase in revenues from acquisitions resulted from one acquisition made in fiscal 2000.

Operating Costs. Operating costs increased to $172.1 million for the first half of fiscal 2001 as compared with $164.5 million for the same period of fiscal 2000. As a percentage of revenues, operating costs decreased to 62.0% from 62.8% for these periods, primarily due to lower merchandise costs, offset somewhat by significant increases in energy related costs such as natural gas, electricity and fuel.

Selling and Administrative Expenses. The Company's selling and administrative expenses increased to $62.9 million, or 22.7% of revenues, for the first half of fiscal 2001 as compared with $62.0 million, or 23.7% of revenues, for the same period in fiscal 2000. These costs were favorably impacted by a $1.1 million settlement received in the first quarter of fiscal 2001 from a lawsuit related to the Company's nuclear garment services business. Excluding this settlement these expenses would have been $64.0 million, or 23.1% of revenues, in the first half of fiscal 2001.

Depreciation and Amortization. The Company's depreciation and amortization expense increased to $18.5 million or 6.6% of revenues for the first half of fiscal 2001, comparable to $17.1 million or 6.5% of revenues for the same period in fiscal 2000.

Net Interest Expense. Net interest expense was $4.5 million, or 1.6% of revenues, for the first half of fiscal 2001 as compared with $3.3 million, or 1.3% of revenues, for the same period in fiscal 2000. The increase is primarily attributable to higher interest rates in the first half of fiscal 2001.

Income Taxes. The Company's effective income tax rate was 38.0% for both the first half of fiscal 2001 and the first half of fiscal 2000.

THIRTEEN WEEKS ENDED FEBRUARY 24, 2001 COMPARED TO THIRTEEN WEEKS ENDED FEBRUARY 26, 2000

Revenues. Fiscal 2001 second quarter revenues increased $6.3 million or 4.8% to $136.6 million as compared with $130.3 million for the fiscal 2000 second quarter. This increase can be attributed to growth from existing operations (3.5%), price increases (1.0%) and acquisitions (.3%). Growth from existing operations was primarily from the conventional uniform rental business (3.3%) and from the nuclear garment services business (0.2%). The increase in revenues from acquisitions resulted from one acquisition made in fiscal 2000.

Operating Costs. Operating costs increased to $85.4 million for the second quarter of fiscal 2001 as compared with $82.7 million for the same period of fiscal 2000. As a percentage of revenues, operating costs decreased to 62.5% from 63.5% for these periods primarily due to lower merchandise costs, offset somewhat by significant increases in energy related costs such as natural gas, electricity and fuel.

Selling and Administrative Expenses. The Company's selling and administrative expenses increased to $31.7 million, or 23.2% of revenues, for the second quarter of fiscal 2001, comparable to $31.0 million, or 23.8% of revenues for the same period in fiscal 2000.

Depreciation and Amortization. The Company's depreciation and amortization expense increased to $9.3 million, or 6.8% of revenues, for the second quarter of fiscal 2001, comparable to $8.5 million, or 6.6% of revenues, for the same period in fiscal 2000.

Net Interest Expense. Net interest expense was $2.1 million, or 1.5% of revenues, for the second quarter of fiscal 2001 as compared with $1.7 million, or 1.3% of revenues, for the same period in fiscal 2000. The increase is primarily attributable to higher interest rates in the fiscal 2001 second quarter, offset somewhat by higher interest income resulting from charges to customers for overdue receivable balances.

Income Taxes. The Company's effective income tax rate was 38.0% for both the second quarter of fiscal 2001 and the second quarter of fiscal 2000.

LIQUIDITY AND CAPITAL RESOURCES

Shareholders' equity at February 24, 2001 was $278.0 million, or 70.4% of total capitalization.

During the twenty-six weeks ended February 24, 2001 net cash provided by operating activities ($33.1 million) was primarily used for capital expenditures ($18.7 million), debt repayment ($10.0 million), repurchase of common stock ($3.1 million) and dividends ($1.3 million).

The Company had $6.1 million in cash and $43.8 million available on its $170 million unsecured line of credit with a syndicate of banks as of February 24, 2001. The Company believes its generated cash from operations and its borrowing capacity will adequately cover its foreseeable capital requirements.

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

SAFE HARBOR FOR FORWARD LOOKING STATEMENTS

Forward looking statements contained in this quarterly report are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995 and are highly dependent upon a variety of important factors that could cause actual results to differ materially from those reflected in such forward looking statements. Such factors include uncertainties regarding the transfer of the Company's manufacturing facilities to new facilities in Mexico, the Company's ability to consummate and successfully integrate acquired businesses, uncertainties regarding any existing or newly-discovered expenses and liabilities related to environmental compliance and remediation, the Company's ability to compete successfully without any significant degradation in its margin rates, seasonal fluctuations in business levels, uncertainties regarding the price levels of natural gas, electricity and fuel, control of the Company by the Croatti family and general economic conditions. When used in this quarterly report, the words "intend," "anticipate," "believe," "estimate," and "expect" and similar expressions as they relate to the Company are included to identify such forward looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Foreign Currency Exchange Risk

Management has determined that all of the Company's foreign subsidiaries operate primarily in local currencies that represent the functional currencies of the subsidiaries. All assets and liabilities of foreign subsidiaries are translated into U.S. dollars using the exchange rate prevailing at the balance sheet date, while income and expense accounts are translated at average exchange rates during the year. As such, the Company's operating results are affected by fluctuations in the value of the U.S. dollar as compared to currencies in foreign countries, as a result of the Company's transactions in these foreign markets. The Company does not operate a hedging program to mitigate the effect of a significant rapid change in the value of the Canadian Dollar, Euro or Mexican Peso as compared to the U.S. dollar. If such a change did occur, the Company would have to take into account a currency exchange gain or loss in the amount of the change in the U.S. dollar denominated balance of the amounts outstanding at the time of such change. While the Company does not believe such a gain or loss is likely, and would not likely be material, there can be no assurance that such a loss would not have an adverse material effect on the Company's results of operations or financial condition.

Interest Rate Risk

The Company is exposed to market risk from changes in interest rates which may adversely affect its financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, the Company manages exposures through its regular operating and financing activities. In fiscal 2000 the Company entered into an interest rate swap agreement with a bank, notional amount $40 million, maturing October 13, 2004. The Company pays a fixed rate of 6.38% and receives a variable rate tied to the LIBOR rate. As of February 24, 2001 the variable rate was 5.68%.

The Company is exposed to interest rate risk primarily through its borrowings under its $170 million unsecured line of credit with a syndicate of banks. Under the line of credit, the Company may borrow funds at variable interest rates based on the Eurodollar rate or the bank's money market rate, as selected by the Company. As of February 24, 2001 and February 26, 2000, the fair market values of the Company's outstanding debt and swap agreement approximate their carrying value.

                           PART II - OTHER INFORMATION

                                    FORM 10-Q
                      UNIFIRST CORPORATION AND SUBSIDIARIES


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Shareholders was held on January 9, 2001. Cynthia Croatti was reelected and Phillip L. Cohen was elected to the Board of Directors. With respect to Ms. Croatti, 6,333,876 shares of Common Stock and 9,853,952 shares of Class B Common Stock were voted for her election and 801,075 shares of Common Stock were voted against her election. With respect to Mr. Cohen, 6,333,876 shares of Common Stock were voted for his election and 801,075 shares of Common Stock were voted against his election. The terms of office of Messrs. Aldo Croatti, Ronald D. Croatti, Donald J. Evans and Albert Cohen continued after the meeting.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits: None

(b) Reports on Form 8-K: None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

                              UNIFIRST CORPORATION


                              /s/ Ronald D. Croatti
                              -----------------------------
                                Ronald D. Croatti
                                President and Chief
                                Executive Officer


Date: April 10, 2001


                              /s/ John B. Bartlett
                              -----------------------------
                                John B. Bartlett
                                Senior Vice President
                                and Chief Financial Officer