Form 10-Q/A
period 2000-11-25
UNIFIRST CORP
filed 2001-07-10
CIK 717954

                       SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C.

                                      20549

                                   FORM 10-Q/A

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

Introductory Note

UniFirst Corporation (the "Company" or "UniFirst") hereby amends and restates in its entirety the Company's Quarterly Report on Form 10-Q for the first quarter ended November 25, 2000 filed with the Securities and Exchange Commission on January 9, 2001. This form 10-Q/A is being filed to include restated financial information and disclosures relating to the Company's accounting restatement announced on June 26, 2001 relating to the implementation of Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, which became effective for the Company in fiscal 2001. The specific items amended to reflect the impact of the accounting restatement are Items 1, 2 and 3 below.

PART 1 - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
FORM 10-Q/A
UNIFIRST CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

                                                                                (As restated)
                  (In thousands, except per share data)                          November 25,          August 26,      November 27,
                                                                                         2000               2000*              1999
------------------------------------------------------------------------------------------------------------------------------------
Assets
Current assets:

  Cash                                                                             $   4,486           $   7,137          $   2,101
  Receivables                                                                         61,701              54,015             57,986
  Inventories                                                                         27,095              27,598             22,055
  Rental merchandise in service                                                       60,937              59,256             57,688
  Prepaid expenses                                                                       313                 299                205
------------------------------------------------------------------------------------------------------------------------------------
     Total current assets                                                            154,532             148,305            140,035
------------------------------------------------------------------------------------------------------------------------------------
Property and equipment:
  Land, buildings and leasehold improvements                                         197,072             194,619            180,736
  Machinery and equipment                                                            208,086             205,883            196,343
  Motor vehicles                                                                      54,535              53,535             49,686
------------------------------------------------------------------------------------------------------------------------------------
                                                                                     459,693             454,037            426,765
  Less - accumulated depreciation                                                    196,998             191,704            179,480
------------------------------------------------------------------------------------------------------------------------------------
                                                                                     262,695             262,333            247,285
------------------------------------------------------------------------------------------------------------------------------------
Other assets                                                                          89,294              89,512             88,677
------------------------------------------------------------------------------------------------------------------------------------
                                                                                   $ 506,521           $ 500,150          $ 475,997
====================================================================================================================================

Liabilities and Shareholders' Equity
Current liabilities:

  Current maturities of long-term obligations                                      $   1,804           $   1,903          $   1,619
  Notes payable                                                                          964               1,118              2,394
  Accounts payable                                                                    19,543              19,718             18,277
  Accrued liabilities                                                                 51,477              47,170             49,547
  Accrued and deferred income taxes                                                   15,004              12,294             10,205
------------------------------------------------------------------------------------------------------------------------------------
     Total current liabilities                                                        88,792              82,203             82,042
------------------------------------------------------------------------------------------------------------------------------------
Long-term obligations, net of current maturities                                     120,196             124,735            114,172
Deferred income taxes                                                                 22,305              22,040             20,931
------------------------------------------------------------------------------------------------------------------------------------
Shareholders' equity:
  Preferred stock, $1.00 par value; 2,000,000
    shares authorized; none issued                                                        --                  --                 --
  Common stock, $.10 par value; 30,000,000
    shares authorized; issued
    10,499,634 shares                                                                  1,051               1,050              1,050
  Class B Common stock, $.10 par value; 20,000,000
    shares authorized; issued and outstanding
    10,243,744 shares                                                                  1,025               1,026              1,026
  Treasury stock, 1,271,800 shares, at cost                                         (21,779)            (20,049)           (20,049)
  Capital surplus                                                                     12,438              12,438             12,438
  Retained earnings                                                                  284,853             278,676            266,250
  Accumulated other comprehensive income                                              (2,360)             (1,969)            (1,863)
------------------------------------------------------------------------------------------------------------------------------------
     Total shareholders' equity                                                      275,228             271,172            258,852
------------------------------------------------------------------------------------------------------------------------------------
                                                                                   $ 506,521           $ 500,150          $ 475,997
====================================================================================================================================

* Condensed from audited financial statements

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORM 10-Q/A
UNIFIRST CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

                                                                       (As restated)
                                                                            Thirteen            Thirteen
                                                                         weeks ended         weeks ended
              (In thousands, except per share data)                     November 25,        November 27,
                                                                                2000                1999
---------------------------------------------------------------------------------------------------------
Revenues                                                                    $141,009            $131,790
---------------------------------------------------------------------------------------------------------

Costs and expenses:
   Operating costs                                                            86,749              81,839
   Selling and administrative expenses                                        31,159              31,023
   Depreciation and amortization                                               9,166               8,531
---------------------------------------------------------------------------------------------------------
                                                                             127,074             121,393
---------------------------------------------------------------------------------------------------------

Income from operations                                                        13,935              10,397
---------------------------------------------------------------------------------------------------------

Other expense (income):
   Interest expense                                                            2,630               1,709
   Interest income                                                             (220)               (119)
   Interest rate swap expense                                                    515                   -
---------------------------------------------------------------------------------------------------------
                                                                               2,925               1,590
---------------------------------------------------------------------------------------------------------

Income before income taxes                                                    11,010               8,807
Provision for income taxes                                                     4,184               3,347
---------------------------------------------------------------------------------------------------------

Net income                                                                    $6,826              $5,460
=========================================================================================================

Weighted average number of shares outstanding -
  basic & diluted                                                             19,620              19,690
=========================================================================================================

Net income per share - basic & diluted                                         $0.35               $0.28
=========================================================================================================

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORM 10-Q/A
UNIFIRST CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

                                                                                    (As restated)
                                                                                         Thirteen             Thirteen
                                                                                      weeks ended          weeks ended
                               (In thousands)                                        November 25,         November 27,
                                                                                             2000                 1999
-----------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net Income                                                                                 $6,826               $5,460
  Adjustments:
    Depreciation                                                                            7,427                6,933
    Amortization of other assets                                                            1,739                1,598
    Intrest rate swap expense                                                                 515                   --
    Changes in assets and liabilities, net of acquisitions:
      Receivables                                                                          (7,818)              (6,157)
      Inventories                                                                             422                5,327
      Rental merchandise in service                                                        (1,820)              (1,894)
      Prepaid expenses                                                                        (15)                  (6)
      Accounts payable                                                                       (113)                 507
      Accrued liabilities                                                                   3,816                2,878
      Accrued and deferred income taxes                                                     2,752                2,434
      Deferred income taxes                                                                   293                  234
-----------------------------------------------------------------------------------------------------------------------
  Net cash provided by operating activities                                                14,024               17,314
-----------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:

Acquisition of businesses, net of cash acquired                                                 -                (533)
Capital expenditures                                                                       (8,169)             (11,875)
Increase in other assets                                                                   (1,335)              (3,246)
-----------------------------------------------------------------------------------------------------------------------
  Net cash used in investing activities                                                    (9,504)             (15,654)
-----------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:

Increase in debt                                                                                -                3,090
Reduction of debt                                                                          (4,792)              (1,435)
Repurchase of common stock                                                                 (1,730)              (3,466)
Cash dividends                                                                               (649)                (660)
-----------------------------------------------------------------------------------------------------------------------
  Net cash used in financing activities                                                    (7,171)              (2,471)
-----------------------------------------------------------------------------------------------------------------------

Net decrease in cash                                                                       (2,651)                (811)
Cash at beginning of period                                                                 7,137                2,912
-----------------------------------------------------------------------------------------------------------------------
Cash at end of period                                                                      $4,486               $2,101
=======================================================================================================================

Supplemental disclosure of cash flow information:

Interest paid                                                                              $1,571               $1,642
Income taxes paid                                                                           1,208                  651
=======================================================================================================================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                   FORM 10-Q/A
                      UNIFIRST CORPORATION AND SUBSIDIARIES

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

3. The components of comprehensive income for the thirteen week periods ended November 25, 2000 and November 27, 1999 were as follows:

                                                              (As restated)
                                                                   Thirteen             Thirteen
                                                                weeks ended          weeks ended
                    (in thousands)                             November 25,         November 27,
                                                                       2000                 1999
-------------------------------------------------------------------------------------------------
Net income                                                           $6,826               $5,460

Other comprehensive income:
  Foreign currency translation adjustments                            (391)                   85
                                                       ------------------------------------------

Comprehensive income                                                 $6,435               $5,545
                                                       ==========================================



4. Net income per share is calculated using the weighted average number of common and dilutive potential common shares outstanding during the year. Anti-dilutive shares of 113,500 for the thirteen weeks ended November 25, 2000 have been excluded from the weighted average number of common and dilutive potential common shares outstanding.

5. Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended ("SFAS 133"), establishes standards for accounting and reporting derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. Effective August 27, 2000, the Company adopted SFAS 133. The Company has entered into interest rate swap agreements to manage its exposure to movements in interest rates on its variable rate debt. The swap agreements are cash flow hedges and are used to manage exposure to interest rate movement by effectively changing the variable rate to a fixed rate. Such instruments are matched with underlying borrowings. SFAS 133 eliminates special hedge accounting if a swap agreement does not meet certain criteria, thus requiring the Company to reflect all changes in the fair value of the swap agreement in earnings in the period of the change. Since the Company's current swap agreement does not meet the required criteria necessary to use special hedge accounting, the Company recorded a $0.5 million charge, for the quarter ended November 25, 2000, through other expense, as a result of the change in the fair value of the swap agreement.

6. The Company has restated the results of its operations for the first quarter of fiscal 2001 due to the implementation of SFAS No. 133. As previously disclosed, the Company has an interest rate swap agreement with a bank with a notional amount of $40 million and a fixed pay rate of 6.38%. This agreement matures on October 13, 2004, but allows the bank to terminate the agreement on October 15, 2002. SFAS No. 133 requires that any changes in the agreement's fair market value be reflected in earnings in the period of the charge. The impact of adopting this accounting standard resulted in a charge of $0.5 million in the fiscal 2001 first quarter. This charge is reflected in the Condensed Consolidated Statements of Income in the Other expense (income) section, and reduced earnings per share by $.01 in the first quarter.

The effect of the restatement is shown in the table below:

                                         Thirteen weeks ended
                                            November 25, 2000
                                         --------------------

Net income as previously reported                      $7,145
Impact of restatement for:
     SFAS No. 133                                        (515)
     Provision for income taxes                           196

Net income as restated                                 $6,826

As a result of the foregoing factors, the Company's first quarter fiscal 2001 condensed consolidated financial statements have been restated from the amounts previously reported. The principal effects of these items on the accompanying financial statements are set forth below:

                                                       THIRTEEN WEEKS ENDED
                                           NOVEMBER 25, 2000       NOVEMBER 25, 2000
                                        ----------------------     -----------------
                                        AS PREVIOUSLY REPORTED        AS RESTATED

Interest rate swap expense                             $    --            $   515
Income before income taxes                              11,525             11,010
Provision for income taxes                               4,380              4,184
Net income                                             $ 7,145            $ 6,826
Net income per share-basic & diluted                   $  0.36            $  0.35


                                                AS OF NOVEMBER 25, 2000
                                   -----------------------------------------
                                   AS PREVIOUSLY REPORTED        AS RESTATED

Accrued liabilities                              $ 50,962           $ 51,477
Accrued and deferred income taxes                  15,186             15,004
Total current liabilities                          88,459             88,792
Deferred income taxes                              22,319             22,305
Retained earnings                                 285,172            284,853
Total shareholders' equity                        275,547            275,228

                                   FORM 10-Q/A
                      UNIFIRST CORPORATION AND SUBSIDIARIES

             ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

                 FOR THE THIRTEEN WEEKS ENDED NOVEMBER 25, 2000


RESULTS OF OPERATIONS

THIRTEEN WEEKS OF FISCAL 2001 COMPARED WITH THIRTEEN WEEKS OF FISCAL 2000

REVENUES. Fiscal 2001 first quarter revenues increased $9.2 million or 7.0% to $141.0 million as compared with $131.8 million for the fiscal 2000 first quarter. This increase can be attributed to growth from existing operations (5.7%), price increases (1.0%) and acquisitions (.3%). Growth from existing operations was primarily from the conventional uniform rental business (3.6%) and from the nuclear garment services business (2.1%). The increase in revenues from acquisitions resulted from one acquisition made in fiscal 2000.

OPERATING COSTS. Operating costs increased to $86.7 million for the first quarter of fiscal 2001 as compared with $81.8 million for the same period of fiscal 2000 as a result of costs associated with increased revenues. As a percentage of revenues, operating costs decreased to 61.5% from 62.1% for these periods, primarily due to lower merchandise costs.

SELLING AND ADMINISTRATIVE EXPENSES. The Company's selling and administrative expenses increased to $31.2 million, or 22.1% of revenues, for the first quarter of fiscal 2001 as compared with $31.0 million, or 23.5% of revenues, for the same period in fiscal 2000. These costs were favorably impacted by a $1.1 million settlement received in a lawsuit related to the Company's nuclear garment services business. Excluding this settlement, these expenses would have been $32.3 million, or 22.9% of revenues, in the fiscal 2001 first quarter.

DEPRECIATION AND AMORTIZATION. The Company's depreciation and amortization expense increased to $9.2 million for the first quarter of fiscal 2001 as compared with $8.5 million for the same period in fiscal 2000. As a percentage of revenues, depreciation and amortization expense was 6.5% for both periods.

OTHER EXPENSE (INCOME). Net interest expense (interest expense less interest income) was $2.4 million, or 1.7% of revenues, for the first quarter of fiscal 2001 as compared with $1.6 million, or 1.2% of revenues, for the same period in fiscal 2000. The increase is primarily attributable to higher interest rates in the fiscal 2001 quarter. Interest rate swap expense was $0.5 million, or 0.4% of revenues, for the first quarter of fiscal 2001 due to the implementation of Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended. See Note 6 for a further discussion of the impact of this change.

INCOME TAXES. The Company's effective income tax rate was 38.0% for both the first quarter of fiscal 2001 and the first quarter of fiscal 2000.

LIQUIDITY AND CAPITAL RESOURCES

Shareholders' equity at November 25, 2000 was $275.2 million, or 69.3% of total capitalization.

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

Interest Rate Risk

The Company is exposed to market risk from changes in interest rates which may adversely affect its financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, the Company manages exposures through its regular operating and financing activities. In fiscal 2000 the Company entered into an interest rate swap agreement with a bank, notional amount $40 million, maturing October 13, 2004. The Company pays a fixed rate of 6.38% and receives a variable rate tied to the LIBOR rate. As of November 25, 2000 the variable rate was 6.80%. On October 15, 2002, the bank has the option to terminate the swap agreement without further obligation to make payments to the Company. See Note 6 for a discussion of the fair market value of the Company's interest rate swap agreement.

The Company is exposed to interest rate risk primarily through its borrowings under its $170 million unsecured line of credit with a syndicate of banks. Under the line of credit, the Company may borrow funds at variable interest rates based on the Eurodollar rate or the bank's money market rate, as selected by the Company. As of November 25, 2000 and November 27, 1999, the fair market value of the Company's outstanding debt approximates its carrying value.

                           PART II - OTHER INFORMATION

                                   FORM 10-Q/A
                      UNIFIRST CORPORATION AND SUBSIDIARIES

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits: None

(b) Reports on Form 8-K: None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

                              UNIFIRST CORPORATION

                             /s/ RONALD D. CROATTI
                             --------------------------
                                 Ronald D. Croatti
                       President and Chief Executive Officer

Date:  July 10, 2001


                              /s/ JOHN B. BARTLETT
                              ------------------------
                                  John B. Bartlett
                               Senior Vice President
                             and Chief Financial Officer