Form 10-Q/A
period 2001-02-24
UNIFIRST CORP
filed 2001-07-10
CIK 717954

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


Introductory Note

UniFirst Corporation (the "Company" or "UniFirst") hereby amends and restates in its entirety the Company's Quarterly Report on Form 10-Q for the second quarter ended February 24, 2001 filed with the Securities and Exchange Commission on April 10, 2001. This form 10-Q/A is being filed to include restated financial information and disclosures relating to the Company's accounting restatement announced on June 26, 2001 relating to the implementation of Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, which became effective for the Company in fiscal 2001. The specific items amended to reflect the impact of the accounting restatement are Items 1, 2 and 3 below.

PART 1 - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
FORM 10-Q/A
UNIFIRST CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

                                                                                (As restated)
                  (In thousands, except per share data)                          February 24,          August 26,       February 26,
                                                                                        2001               2000*               2000
------------------------------------------------------------------------------------------------------------------------------------
Assets
Current assets:
  Cash                                                                                $6,108              $7,137             $2,405
  Receivables                                                                         58,321              54,015             56,591
  Inventories                                                                         25,799              27,598             24,682
  Rental merchandise in service                                                       60,821              59,256             57,573
  Prepaid expenses                                                                       296                 299                212
------------------------------------------------------------------------------------------------------------------------------------
     Total current assets                                                            151,345             148,305            141,463
------------------------------------------------------------------------------------------------------------------------------------
Property and equipment:
  Land, buildings and leasehold improvements                                         197,666             194,619            187,345
  Machinery and equipment                                                            212,844             205,883            198,956
  Motor vehicles                                                                      57,944              53,535             49,898
------------------------------------------------------------------------------------------------------------------------------------
                                                                                     468,454             454,037            436,199
  Less - accumulated depreciation                                                    202,749             191,704            184,355
------------------------------------------------------------------------------------------------------------------------------------
                                                                                     265,705             262,333            251,844
------------------------------------------------------------------------------------------------------------------------------------
Other assets                                                                          86,912              89,512             87,481
------------------------------------------------------------------------------------------------------------------------------------
                                                                                    $503,962            $500,150           $480,788
====================================================================================================================================

Liabilities and Shareholders' Equity
Current liabilities:
  Current maturities of long-term obligations                                         $1,824              $1,903             $1,435
  Notes payable                                                                        1,359               1,118              2,187
  Accounts payable                                                                    18,359              19,718             18,125
  Accrued liabilities                                                                 55,655              47,170             51,287
  Accrued and deferred income taxes                                                   12,450              12,294             10,078
------------------------------------------------------------------------------------------------------------------------------------
     Total current liabilities                                                        89,647              82,203             83,112
------------------------------------------------------------------------------------------------------------------------------------
Long-term obligations, net of current maturities                                     114,879             124,735            113,977
Deferred income taxes                                                                 22,491              22,040             21,111
------------------------------------------------------------------------------------------------------------------------------------
Shareholders' equity:
  Preferred stock, $1.00 par value; 2,000,000
    shares authorized; none issued                                                         -                   -                  -
  Common stock, $.10 par value; 30,000,000
    shares authorized; issued
    10,499,634 shares                                                                  1,051               1,050              1,050
  Class B Common stock, $.10 par value; 20,000,000
    shares authorized; issued and outstanding
    10,243,744 shares                                                                  1,025               1,026              1,026
  Treasury stock, 1,414,800 shares, at cost                                         (23,171)            (20,049)           (20,049)
  Capital surplus                                                                     12,438              12,438             12,438
  Retained earnings                                                                  288,501             278,676            269,534
  Accumulated other comprehensive income                                             (2,899)             (1,969)            (1,411)
------------------------------------------------------------------------------------------------------------------------------------
     Total shareholders' equity                                                      276,945             271,172            262,588
------------------------------------------------------------------------------------------------------------------------------------
                                                                                    $503,962            $500,150           $480,788
====================================================================================================================================

* Condensed from audited financial statements
The accompanying notes are an integral part of these condensed consolidated financial statements.

FORM 10-Q/A
UNIFIRST CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

                                                     (As restated)                       (As restated)
                                                        Twenty-six        Twenty-six          Thirteen          Thirteen
                                                       weeks ended       weeks ended       weeks ended       weeks ended
     (In thousands, except per share data)            February 24,      February 26,      February 24,      February 26,
                                                              2001              2000              2001              2000
-------------------------------------------------------------------------------------------------------------------------
  Revenues                                               $ 277,571         $ 262,073         $ 136,562         $ 130,283
-------------------------------------------------------------------------------------------------------------------------

  Costs and expenses:
     Operating costs                                       172,107           164,523            85,358            82,684
     Selling and administrative expenses                    62,889            62,011            31,730            30,988
     Depreciation and amortization                          18,457            17,076             9,291             8,545
-------------------------------------------------------------------------------------------------------------------------
                                                           253,453           243,610           126,379           122,217
-------------------------------------------------------------------------------------------------------------------------

  Income from operations                                    24,118            18,463            10,183             8,066
-------------------------------------------------------------------------------------------------------------------------

  Other expense (income):
     Interest expense                                        5,104             3,458             2,474             1,749
     Interest income                                          (582)             (165)             (362)              (46)
     Interest rate swap expense                              1,645                --             1,130                --
-------------------------------------------------------------------------------------------------------------------------
                                                             6,167             3,293             3,242             1,703
-------------------------------------------------------------------------------------------------------------------------

  Income before income taxes                                17,951            15,170             6,941             6,363
  Provision for income taxes                                 6,822             5,765             2,638             2,418
-------------------------------------------------------------------------------------------------------------------------

  Net income                                             $  11,129         $   9,405         $   4,303         $   3,945
=========================================================================================================================

  Weighted average number of shares outstanding -
       basic & diluted                                      19,491            19,677            19,362            19,664
=========================================================================================================================

  Net income per share - basic & diluted                 $    0.57         $    0.48         $    0.22         $    0.20
=========================================================================================================================

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORM 10-Q/A
UNIFIRST CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

                                                                                    (As restated)
                                                                                       Twenty-Six           Twenty-Six
                                                                                      weeks ended          weeks ended
                               (In thousands)                                        February 24,         February 26,
                                                                                             2001                 2000
-----------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net Income                                                                                $11,129               $9,405
  Adjustments:
    Depreciation                                                                           14,962               13,805
    Amortization of other assets                                                            3,495                3,271
    Interest rate swap expense                                                              1,645                   --
    Changes in assets and liabilities, net of acquisitions:
      Receivables                                                                          (4,433)              (4,720)
      Inventories                                                                           1,741                2,559
      Rental merchandise in service                                                        (1,700)              (1,740)
      Prepaid expenses                                                                          2                  (12)
      Accounts payable                                                                     (1,323)                 341
      Accrued liabilities                                                                   6,864                4,608
      Accrued and deferred income taxes                                                       196                2,291
      Deferred income taxes                                                                   477                  404
-----------------------------------------------------------------------------------------------------------------------
  Net cash provided by operating activities                                                33,055               30,212
-----------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired                                                 -                 (533)
Capital expenditures                                                                      (18,700)             (23,160)
Increase in other assets                                                                   (1,264)              (3,308)
-----------------------------------------------------------------------------------------------------------------------
  Net cash used in investing activities                                                   (19,964)             (27,001)
-----------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
Increase in debt                                                                              291                3,661
Reduction of debt                                                                          (9,985)              (2,592)
Repurchase of common stock                                                                 (3,122)              (3,466)
Cash dividends                                                                             (1,304)              (1,321)
-----------------------------------------------------------------------------------------------------------------------
  Net cash used in financing activities                                                   (14,120)              (3,718)
-----------------------------------------------------------------------------------------------------------------------
Net decrease in cash                                                                       (1,029)                (507)
Cash at beginning of period                                                                 7,137                2,912
-----------------------------------------------------------------------------------------------------------------------
Cash at end of period                                                                      $6,108               $2,405
=======================================================================================================================

Supplemental disclosure of cash flow information:
Interest paid                                                                              $4,098               $3,496
Income taxes paid                                                                           6,215                3,014
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

3. The components of comprehensive income for the twenty-six and thirteen week periods ended February 24, 2001 and February 26, 2000 were as follows:

                                                     (As restated)                              (As restated)
                                                        Twenty-six           Twenty-six              Thirteen             Thirteen
                                                       weeks ended          weeks ended           weeks ended          weeks ended
             (in thousands)                           February 24,         February 26,          February 24,         February 26,
                                                              2001                 2000                  2001                 2000
------------------------------------------------------------------------------------------------------------------------------------
Net income                                                 $11,129               $9,405                $4,303                $3,945

Other comprehensive income:
  Foreign currency translation adjustments                    (930)                 537                  (539)                  452
                                               -------------------------------------------------------------------------------------
Comprehensive income                                       $10,199               $9,942                $3,764                $4,397
                                               =====================================================================================


4. Net income per share is calculated using the weighted average number of common and dilutive potential common shares outstanding during the year. Anti-dilutive shares of 113,500 for the twenty-six weeks ended February 24, 2001 have been excluded from the weighted average number of common and dilutive potential common shares outstanding.

5. Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended ("SFAS 133"), establishes standards for accounting and reporting derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. Effective August 27, 2000, the Company adopted SFAS 133. The Company has entered into interest rate swap agreements to manage its exposure to movements in interest rates on its variable rate debt. The swap agreements are cash flow hedges and are used to manage exposure to interest rate movement by effectively changing the variable rate to a fixed rate. Such instruments are matched with underlying borrowings. SFAS 133 eliminates special hedge accounting if a swap agreement does not meet certain criteria, thus requiring the Company to reflect all changes in the fair value of the swap agreement in earnings in the period of the change. Since the Company's current swap agreement does not meet the required criteria necessary to use special hedge accounting, the Company recorded a $1.1 million charge, for the quarter ended February 24, 2001, through other expense, as a result of the change in the fair value of the swap agreement.

6. The Company has restated the results of its operations for the second quarter of fiscal 2001 due to the implementation of SFAS No. 133. As previously disclosed, the Company has an interest rate swap agreement with a bank with a notional amount of $40 million and a fixed pay rate of 6.38%. This agreement matures on October 13, 2004, but allows the bank to terminate the agreement on October 15, 2002. SFAS No. 133 requires that any changes in the agreement's fair market value be reflected in earnings in the period of the change. The impact of adopting this accounting standard resulted in a charge of $1.1 million and $1.6 million for the thirteen and twenty-six week periods ended February 24, 2001, respectively. This charge is reflected in the Condensed Consolidated Statements of Income in the Other expense (income) section, and reduced earnings per share by $.04 and $.05 for the thirteen and twenty-six week periods ended February 24, 2001, respectively.


The effect of the restatement is shown in the table below:

                                         Thirteen weeks ended
                                            February 24, 2001
                                         --------------------

Net income as previously reported                     $ 5,004
Impact of restatement for:
     SFAS No. 133                                      (1,130)
     Provision for income taxes                           429

Net income as restated                                $ 4,303

As a result of the foregoing factors, the Company's second quarter fiscal 2001 condensed consolidated financial statements have been restated from the amounts previously reported. The principal effects of these items on the accompanying financial statements are set forth below:

                                                       THIRTEEN WEEKS ENDED
                                           FEBRUARY 24, 2001       FEBRUARY 24, 2001
                                        ----------------------     -----------------
                                        AS PREVIOUSLY REPORTED        AS RESTATED

Interest rate swap expense                             $    --            $ 1,130
Income before income taxes                               8,071              6,941
Provision for income taxes                               3,067              2,638
Net income                                             $ 5,004            $ 4,303
Net income per share-basic & diluted                   $  0.26            $  0.22


                                                 AS OF FEBRUARY 24, 2001
                                   -----------------------------------------
                                   AS PREVIOUSLY REPORTED        AS RESTATED


Accrued liabilities                              $ 54,010           $ 55,655
Accrued and deferred income taxes                  13,031             12,450
Total current liabilities                          88,583             89,647
Deferred income taxes                              22,535             22,491
Retained earnings                                 289,521            288,501
Total shareholders' equity                        277,965            276,945

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

             ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

                FOR THE TWENTY-SIX WEEKS ENDED FEBRUARY 24, 2001


RESULTS OF OPERATIONS

TWENTY-SIX WEEKS OF FISCAL 2001 COMPARED WITH TWENTY-SIX WEEKS OF FISCAL 2000

REVENUES. Revenues for the first twenty-six weeks of fiscal 2001 increased $15.5 million or 5.9% to $277.6 million as compared with $262.1 million for the first twenty-six weeks of fiscal 2000. This increase can be attributed to growth from existing operations (4.6%), price increases (1.0%) and acquisitions (.3%). Growth from existing operations was primarily from the conventional uniform rental business (3.5%) and from the nuclear garment services business (1.1%). The increase in revenues from acquisitions resulted from one acquisition made in fiscal 2000.

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

SELLING AND ADMINISTRATIVE EXPENSES. The Company's selling and administrative expenses increased to $62.9 million, or 22.7% of revenues, for the first half of fiscal 2001 as compared with $62.0 million, or 23.7% of revenues, for the same period in fiscal 2000. These costs were favorably impacted by a $1.1 million settlement received in the first quarter of fiscal 2001 from a lawsuit related to the Company's nuclear garment services business. Excluding this settlement, these expenses would have been $64.0 million, or 23.1% of revenues, in the first half of fiscal 2001.

DEPRECIATION AND AMORTIZATION. The Company's depreciation and amortization expense increased to $18.5 million or 6.6% of revenues for the first half of fiscal 2001, comparable to $17.1 million or 6.5% of revenues for the same period in fiscal 2000.

OTHER EXPENSE (INCOME). Net interest expense (interest expense less interest income) was $4.5 million, or 1.6% of revenues, for the first half of fiscal 2001 as compared with $3.3 million, or 1.3% of revenues, for the same period in fiscal 2000. The increase is primarily attributable to higher interest rates in the first half of fiscal 2001. Interest rate swap expense was $1.6 million, or 0.6% of revenues, for the first half of fiscal 2001 due to the implementation of Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended. See Note 6 for a further discussion of the impact of this change.

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

OTHER EXPENSE (INCOME). Net interest expense (interest expense less interest income) was $2.1 million, or 1.5% of revenues, for the second quarter of fiscal 2001 as compared with $1.7 million, or 1.3% of revenues, for the same period in fiscal 2000. The increase is primarily attributable to higher interest rates in the fiscal 2001 second quarter, offset somewhat by higher interest income resulting from charges to customers for overdue receivable balances. Interest rate swap expense was $1.1 million, or 0.8% of revenues, for the second quarter of fiscal 2001 due to the implementation of Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended. See Note 6 for a further discussion of the impact of this change.

INCOME TAXES. The Company's effective income tax rate was 38.0% for both the second quarter of fiscal 2001 and the second quarter of fiscal 2000.

LIQUIDITY AND CAPITAL RESOURCES

Shareholders' equity at February 24, 2001 was $276.9 million, or 70.4% of total capitalization.

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

The Company is exposed to interest rate risk primarily through its borrowings under its $170 million unsecured line of credit with a syndicate of banks. Under the line of credit, the Company may borrow funds at variable interest rates based on the Eurodollar rate or the bank's money market rate, as selected by the Company. As of February 24, 2001 and February 26, 2000, the fair market value of the Company's outstanding debt approximates its carrying value.

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

                              UNIFIRST CORPORATION

                             /s/ RONALD D. CROATTI
                             --------------------------
                                 Ronald D. Croatti
                        President and Chief Executive Officer

Date:  July 10, 2001


                              /s/ JOHN B. BARTLETT
                              -------------------------
                                  John B. Bartlett
                                Senior Vice President
                             and Chief Financial Officer