Form 10-Q
period 2001-05-26
UNIFIRST CORP
filed 2001-07-10
CIK 717954

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.
                                      20549

                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended                                            Commission File
  May 26, 2001                                                    Number 1-8504


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

                             Yes [X]    No [ ]


The number of outstanding shares of the registrant's Common Stock and Class B Common Stock as of July 2, 2001 were 8,976,634 and 10,243,744 respectively.

PART 1 - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
FORM 10-Q

UNIFIRST CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)


  (In thousands, except per share data)               May 26,    August 26,       May 27,
                                                         2001         2000*          2000
-----------------------------------------------------------------------------------------
Assets
Current assets:
   Cash                                             $   8,302     $   7,137     $   1,850
   Receivables                                         58,210        54,015        55,958
   Inventories                                         22,880        27,598        24,551
   Rental merchandise in service                       61,885        59,256        58,359
   Prepaid expenses                                       296           299           218
-----------------------------------------------------------------------------------------
      Total current assets                            151,573       148,305       140,936
-----------------------------------------------------------------------------------------
Property and equipment:
   Land, buildings and leasehold improvements         199,567       194,619       193,228
   Machinery and equipment                            217,355       205,883       202,644
   Motor vehicles                                      57,630        53,535        53,606
-----------------------------------------------------------------------------------------
                                                      474,552       454,037       449,478
   Less - accumulated depreciation                    208,949       191,704       188,930
-----------------------------------------------------------------------------------------
                                                      265,603       262,333       260,548
-----------------------------------------------------------------------------------------
Other assets                                           84,888        89,512        91,104
-----------------------------------------------------------------------------------------
                                                    $ 502,064     $ 500,150     $ 492,588
=========================================================================================

Liabilities and Shareholders' Equity
Current liabilities:
   Current maturities of long-term obligations      $   1,900     $   1,903     $   1,544
   Notes payable                                        1,315         1,118         2,374
   Accounts payable                                    13,070        19,718        16,692
   Accrued liabilities                                 57,913        47,170        50,867
   Accrued and deferred income taxes                   12,966        12,294        12,411
-----------------------------------------------------------------------------------------
      Total current liabilities                        87,164        82,203        83,888
-----------------------------------------------------------------------------------------
Long-term obligations, net of current maturities      111,000       124,735       121,093
Deferred income taxes                                  22,760        22,040        21,025
-----------------------------------------------------------------------------------------
Shareholders' equity:
   Preferred stock, $1.00 par value; 2,000,000
     shares authorized; none issued                        --            --            --
   Common stock, $.10 par value; 30,000,000
     shares authorized; issued
     10,499,634 shares                                  1,051         1,050         1,050
   Class B Common stock, $.10 par value;
     20,000,000 shares authorized; issued
     and outstanding 10,243,744 shares                  1,025         1,026         1,026
   Treasury stock, 1,535,000 shares, at cost          (24,755)      (20,049)      (20,049)
   Capital surplus                                     12,438        12,438        12,438
   Retained earnings                                  294,205       278,676       274,372
   Accumulated other comprehensive income              (2,824)       (1,969)       (2,255)
-----------------------------------------------------------------------------------------
      Total shareholders' equity                      281,140       271,172       266,582
-----------------------------------------------------------------------------------------
                                                    $ 502,064     $ 500,150     $ 492,588
=========================================================================================

* Condensed from audited financial statements
The accompanying notes are an integral part of these condensed consolidated financial statements.

FORM 10-Q

UNIFIRST CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

                                                  Thirty-nine   Thirty-nine      Thirteen      Thirteen
                                                  weeks ended   weeks ended   weeks ended   weeks ended
  (In thousands, except per share data)               May 26,       May 27,       May 26,       May 27,
                                                         2001          2000          2001          2000
-------------------------------------------------------------------------------------------------------

Revenues                                            $ 418,196     $ 396,570     $ 140,625     $ 134,497
-------------------------------------------------------------------------------------------------------

Costs and expenses:
   Operating costs                                    259,375       248,265        87,268        83,742
   Selling and administrative expenses                 94,638        93,492        31,749        31,481
   Depreciation and amortization                       27,734        25,652         9,277         8,576
-------------------------------------------------------------------------------------------------------
                                                      381,747       367,409       128,294       123,799
-------------------------------------------------------------------------------------------------------

Income from operations                                 36,449        29,161        12,331        10,698
-------------------------------------------------------------------------------------------------------

Other expense (income):
   Interest expense                                     7,440         5,356         2,336         1,898
   Interest income                                       (871)         (234)         (289)          (69)
   Interest rate swap expense                           1,678            --            33            --
-------------------------------------------------------------------------------------------------------
                                                        8,247         5,122         2,080         1,829
-------------------------------------------------------------------------------------------------------

Income before income taxes                             28,202        24,039        10,251         8,869
Provision for income taxes                             10,717         9,135         3,895         3,370
-------------------------------------------------------------------------------------------------------

Net income                                          $  17,485     $  14,904     $   6,356     $   5,499
=======================================================================================================

Weighted average number of shares outstanding --
     basic                                             19,413        19,672        19,256        19,664
=======================================================================================================

Weighted average number of shares outstanding --
     diluted                                           19,421        19,672        19,274        19,664
=======================================================================================================

Net income per share - basic & diluted              $    0.90     $    0.76     $    0.33     $    0.28
=======================================================================================================


The accompanying notes are an integral part of these condensed consolidated financial statements.

FORM 10-Q

UNIFIRST CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

                                                                Thirty-Nine   Thirty-Nine
                                                                weeks ended   weeks ended
         (In thousands)                                             May 26,       May 27,
                                                                       2001          2000
----------------------------------------------------------------------------------------

Cash flows from operating activities:
Net Income                                                       $ 17,485       $ 14,904
  Adjustments:
    Depreciation                                                   22,453         20,715
    Amortization of other assets                                    5,281          4,937
    Interest rate swap expense                                      1,678             --
    Changes in assets and liabilities, net of acquisitions:
      Receivables                                                  (4,340)        (4,203)
      Inventories                                                   4,497          3,530
      Rental merchandise in service                                (2,783)        (2,630)
      Prepaid expenses                                                  2            (19)
      Accounts payable                                             (6,486)        (1,036)
      Accrued liabilities                                           9,093          4,215
      Accrued and deferred income taxes                               717          4,669
      Deferred income taxes                                           750            346
----------------------------------------------------------------------------------------
  Net cash provided by operating activities                        48,347         45,428
----------------------------------------------------------------------------------------

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired                        --         (5,358)
Capital expenditures                                              (26,140)       (39,158)
Increase in other assets                                             (855)        (5,008)
----------------------------------------------------------------------------------------
  Net cash used in investing activities                           (26,995)       (49,524)
----------------------------------------------------------------------------------------

Cash flows from financing activities:
Increase in debt                                                      831         11,074
Reduction of debt                                                 (14,356)        (2,592)
Repurchase of common stock                                         (4,706)        (3,466)
Cash dividends                                                     (1,956)        (1,982)
----------------------------------------------------------------------------------------
  Net cash provided by (used in) financing activities             (20,187)         3,034
----------------------------------------------------------------------------------------

Net increase (decrease) in cash                                     1,165         (1,062)
Cash at beginning of period                                         7,137          2,912
----------------------------------------------------------------------------------------
Cash at end of period                                            $  8,302       $  1,850
========================================================================================

Supplemental disclosure of cash flow information:
Interest paid                                                    $  5,888       $  5,077
Income taxes paid                                                   9,325          4,139
========================================================================================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                    FORM 10-Q

                      UNIFIRST CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  FOR THE THIRTY-NINE WEEKS ENDED MAY 26, 2001


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

3. The components of comprehensive income for the thirty-nine and thirteen week periods ended May 26, 2001 and May 27, 2000 were as follows:

                                             Thirty-nine    Thirty-nine       Thirteen      Thirteen
                                             weeks ended    weeks ended    weeks ended   weeks ended
                    (in thousands)               May 26,        May 27,        May 26,       May 27,
                                                    2001           2000           2001          2000
----------------------------------------------------------------------------------------------------

Net income                                       $17,485        $14,904         $6,356        $5,499

Other comprehensive income:
  Foreign currency translation adjustments          (855)          (307)            74          (844)
                                             -------------------------------------------------------

Comprehensive income                             $16,630        $14,597         $6,430        $4,655
                                             =======================================================

4. Net income per share is calculated using the weighted average number of common and dilutive potential common shares outstanding during the year. A total of 107,800 dilutive shares have been included in the weighted average number of common and dilutive potential common shares outstanding for the thirty-nine and thirteen weeks ended May 26, 2001.

5. Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended ("SFAS 133"), establishes standards for accounting and reporting derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. Effective August 27, 2000, the Company adopted SFAS 133. The Company has entered into interest rate swap agreements to manage its exposure to movements in interest rates on its variable rate debt. The swap agreements are cash flow hedges and are used to manage exposure to interest rate movement by effectively changing the variable rate to a fixed rate. Such instruments are matched with underlying borrowings. SFAS 133 eliminates special hedge accounting if a swap agreement does not meet certain criteria, thus requiring the Company to reflect all changes in the fair value of the swap agreement in earnings in the period of change. Since the Company's current swap agreement does not meet the required criteria necessary to use special hedge accounting, the Company recorded a $33 thousand charge, for the quarter ended May 26, 2001, through other expense, as a result of the change in the fair value of the swap agreement.

6. The Company has restated the results of its operations for the first two quarters of fiscal 2001 due to the adoption of SFAS No. 133. As previously disclosed, the Company has an interest rate swap agreement with a bank with a notional amount of $40 million and a fixed pay rate of 6.38%. This agreement matures on October 13, 2004, but allows the bank to terminate the agreement on October 15, 2002. SFAS No. 133 requires that any changes in the agreement's fair market value be reflected in earnings in the period of the change. The adoption of this accounting standard has resulted in a fiscal 2001 year-to-date charge of $1.7 million, which is reflected on the Condensed Consolidated Statements of Income in the Other expense (income) section. This reduced earnings per share by $.01 and $.04 in the first and second quarters, respectively.

                                    FORM 10-Q
                      UNIFIRST CORPORATION AND SUBSIDIARIES

             ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

                  FOR THE THIRTY-NINE WEEKS ENDED MAY 26, 2001


RESULTS OF OPERATIONS

THIRTY-NINE WEEKS OF FISCAL 2001 COMPARED WITH THIRTY-NINE WEEKS OF FISCAL 2000

Revenues. Revenues for the first thirty-nine weeks of fiscal 2001 increased $21.6 million or 5.5% to $418.2 million as compared with $396.6 million for the first thirty-nine weeks of fiscal 2000. This increase can be attributed to growth from existing operations (4.2%), price increases (1.0%) and acquisitions (0.3%). Growth from existing operations was primarily from the conventional uniform rental business (3.3%) and from the nuclear garment services business (0.9%). The increase in revenues from acquisitions resulted from one acquisition made in fiscal 2000.

Operating Costs. Operating costs increased to $259.4 million for the first thirty-nine weeks of fiscal 2001 as compared with $248.3 million for the same period of fiscal 2000. As a percentage of revenues, operating costs decreased to 62.0% from 62.6% for these periods, primarily due to lower merchandise costs resulting from improved product utilization, offset somewhat by significant increases in energy related costs such as natural gas, electricity and fuel.

Selling and Administrative Expenses. The Company's selling and administrative expenses increased to $94.6 million, or 22.6% of revenues, for the first thirty-nine weeks of fiscal 2001 as compared with $93.5 million, or 23.6% of revenues, for the same period in fiscal 2000. These costs were favorably impacted by a $1.1 million settlement received in the first quarter of fiscal 2001 from a lawsuit related to the Company's nuclear garment services business. Excluding this settlement, these expenses would have been $95.7 million, or 22.9% of revenues, for the first thirty-nine weeks of fiscal 2001.

Depreciation and Amortization. The Company's depreciation and amortization expense increased to $27.7 million or 6.6% of revenues for the first thirty-nine weeks of fiscal 2001, comparable to $25.7 million or 6.5% of revenues for the same period in fiscal 2000.

Other Expense (Income). Net interest expense (interest expense less interest income) was $6.6 million, or 1.6% of revenues, for the first thirty-nine weeks of fiscal 2001 as compared with $5.1 million, or 1.3% of revenues, for the same period in fiscal 2000. This increase is primarily attributable to higher interest rates during the first thirty-nine weeks of fiscal 2001, offset somewhat by higher interest income resulting from charges to customers for overdue receivable balances. Interest rate swap expense was $1.7 million, or 0.4% of revenues, for the first thirty-nine weeks of fiscal 2001 due to the implementation of Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended.
See Note 6 for a further discussion of the impact of this change.

Income Taxes. The Company's effective income tax rate was 38.0% for both the first thirty-nine weeks of fiscal 2001 and the first thirty-nine weeks of fiscal 2000.

THIRTEEN WEEKS ENDED MAY 26, 2001 COMPARED TO THIRTEEN WEEKS ENDED MAY 27, 2000

Revenues. Fiscal 2001 third quarter revenues increased $6.1 million or 4.6% to $140.6 million as compared with $134.5 million for the fiscal 2000 third quarter. This increase can be attributed to growth from existing operations (3.3%), price increases (1.0%) and acquisitions (.3%). Growth from existing operations was primarily from the conventional uniform rental business (2.7%) and from the nuclear garment services business (0.6%). The increase in revenues from acquisitions resulted from one acquisition made in fiscal 2000.

Operating Costs. Operating costs increased to $87.3 million for the third quarter of fiscal 2001 as compared with $83.7 million for the same period of fiscal 2000. As a percentage of revenues, operating costs decreased to 62.1% from 62.3% for these periods primarily due to lower merchandise costs, resulting from improved product utilization, offset somewhat by significant increases in energy related costs such as natural gas, electricity and fuel.

Selling and Administrative Expenses. The Company's selling and administrative expenses increased to $31.7 million, or 22.6% of revenues, for the third quarter of fiscal 2001, comparable to $31.5 million, or 23.4% of revenues, for the same period in fiscal 2000.

Depreciation and Amortization. The Company's depreciation and amortization expense increased to $9.3 million, or 6.6% of revenues, for the third quarter of fiscal 2001, comparable to $8.6 million, or 6.4% of revenues, for the same period in fiscal 2000.

Other Expense (Income). Net interest expense (interest expense less interest income) was $2.0 million, or 1.5% of revenues, for the third quarter of fiscal 2001 as compared with $1.8 million, or 1.4% of revenues, for the same period in fiscal 2000. This increase is primarily attributable to higher interest rates in the fiscal 2001 third quarter, offset somewhat by higher interest income resulting from charges to customers for overdue receivable balances. Interest rate swap expense was $33.0 thousand for the third quarter of fiscal 2001 due to the implementation of Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended. See Note 6 for a further discussion of the impact of this change.

Income Taxes. The Company's effective income tax rate was 38.0% for both the third quarter of fiscal 2001 and the third quarter of fiscal 2000.

LIQUIDITY AND CAPITAL RESOURCES

Shareholders' equity at May 26, 2001 was $281.1 million, or 71.3% of total capitalization.

During the thirty-nine weeks ended May 26, 2001 net cash provided by operating activities ($48.3 million) was primarily used for capital expenditures ($26.1 million), debt repayment ($14.4 million), repurchase of common stock ($4.7 million) and dividends ($2.0 million).

The Company had $8.3 million in cash and $51.3 million available on its $170 million unsecured line of credit with a syndicate of banks as of May 26, 2001. The Company believes its generated cash from operations and its borrowing capacity will adequately cover its foreseeable capital requirements.

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

Interest Rate Risk

The Company is exposed to market risk from changes in interest rates which may adversely affect its financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, the Company manages exposures through its regular operating and financing activities. In fiscal 2000 the Company entered into an interest rate swap agreement with a bank, notional amount $40 million, maturing October 13, 2004. The Company pays a fixed rate of 6.38% and receives a variable rate tied to the LIBOR rate. As of May 26, 2001 the variable rate was 4.76%. On October 15, 2002, the bank has the option to terminate the swap agreement without further obligation to make payments to the Company. See Note 6 for a discussion of the fair market value of the Company's interest rate swap agreement.

The Company is exposed to interest rate risk primarily through its borrowings under its $170 million unsecured line of credit with a syndicate of banks. Under the line of credit, the Company may borrow funds at variable interest rates based on the Eurodollar rate or the bank's money market rate, as selected by the Company. As of May 26, 2001 and May 27, 2000, the fair market value of the Company's outstanding debt approximates its carrying value.

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

                              UNIFIRST CORPORATION

                              /s/ RONALD D. CROATTI
                            -------------------------
                                Ronald D. Croatti
                      President and Chief Executive Officer

Date: July 10, 2001


                              /s/ JOHN B. BARTLETT
                            ------------------------
                                John B. Bartlett
                              Senior Vice President
                           and Chief Financial Officer