Form 10-K
period 2001-08-25
UNIFIRST CORP
filed 2001-11-21
CIK 717954

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended August 25, 2001

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

                            Yes   X      No
                                 ----       -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information incorporated by reference in Part III of this Form 10-K or any amendment to this Form
10-K. [ ]

The number of outstanding shares of UniFirst Corporation Common Stock and Class B Common Stock at November 16, 2001 were 8,988,034 and 10,232,344, respectively, and the aggregate market value of these shares held by non-affiliates of the Company on said date was $198,313,946 (based upon the closing price of the Company's Common Stock on the New York Stock Exchange on said date and assuming the market value of a share of Class B Common Stock (which is generally non-transferable, but is convertible at any time into one share of Common Stock) is identical to the market value of the Common Stock).

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's 2001 Annual Report to Shareholders and the Company's Proxy Statement for its 2002 Annual Meeting of Shareholders (which will be filed with the Securities and Exchange Commission within 120 days after the close of the 2001 fiscal year) are incorporated by reference into Parts II, III and IV hereof.

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

ITEM 1.  BUSINESS

GENERAL

UniFirst Corporation (the "Company") is one of the largest providers of workplace uniforms and protective clothing in the United States. The Company rents, manufactures and sells a wide range of uniforms and protective clothing, including shirts, pants, jackets, coveralls, jumpsuits, lab coats, smocks and aprons, and also rents industrial wiping products, floormats and other non-garment items, including first aid cabinet services and other safety supplies, to a variety of manufacturers, retailers and service companies. The Company serves businesses of all sizes in numerous industry categories. Typical customers include automobile service centers and dealers, delivery services, food and general merchandise retailers, food processors and service operations, light manufacturers, maintenance facilities, restaurants, service companies, soft and durable goods wholesalers, transportation companies, and others who require employee clothing for image, identification, protection or utility purposes. At certain specialized facilities, the Company also decontaminates and cleans work clothes that may have been exposed to radioactive materials and services special cleanroom protective wear. Typical customers for these specialized services include government agencies, research and development laboratories, high technology companies and utilities operating nuclear reactors. In fiscal 2001, the Company generated $556.4 million in revenue, of which approximately 65% was from the rental of uniforms and protective clothing, 26% was from the rental of non-garment items, 7% was from garment decontamination services, and 2% was from the direct sale of garments.

PRODUCTS AND SERVICES

The Company provides its customers with personalized workplace uniforms and protective work clothing in a broad range of styles, colors, sizes and fabrics. The Company's uniform products include shirts, pants, jackets, coveralls, jumpsuits, smocks, aprons and specialized protective wear, such as garments for use in radioactive and clean room environments and fire retardant garments. The Company also offers non-garment items and services, such as industrial wiping products, floormats and mop dust-control service and first aid cabinet services. At certain specialized facilities, the Company also decontaminates and cleans clothes which may have been exposed to radioactive materials and services special cleanroom protective wear.

The Company offers its customers a range of garment service options, including full-service rental programs in which garments are cleaned and serviced by the Company and lease programs in which garments are cleaned and maintained by individual employees, as well as purchase programs where customers may buy garments and related items directly. As part of its rental business, the Company picks up a customer's soiled uniforms or other items on a periodic basis (usually weekly) and delivers at the same time cleaned and processed replacement items. The Company's centralized services, specialized equipment and economies of scale generally allow it to be more cost effective in providing garment services than customers could be by themselves, particularly those customers with high employee turnover rates. The Company's uniform programs are intended not only to help its customers foster greater company identity, but to enhance their corporate image and improve employee safety, productivity and morale. The Company typically serves its customers pursuant to written service contracts that range in duration from three to five years.

CUSTOMERS

The Company serves businesses of all sizes in numerous industry categories. Typical customers include automobile service centers and dealers, delivery services, food and general merchandise retailers, food processors and service operations, light manufacturers, maintenance facilities, restaurants, service companies, soft and durable goods wholesalers, transportation companies, and others who require employee clothing for image, identification, protection or utility purposes. The Company currently services over 150,000 customer locations in 45 states, Canada and Europe from approximately 150 service locations and distribution centers. For each of fiscal 1999, 2000 and 2001, the Company's garment rental operations produced approximately 65% of its revenues, while non-garment rentals accounted for 26%, direct sales of garments accounted for 2%, and the specialized garment services business accounted for approximately 7% of the Company's revenues during each such period. During the past five years, no single customer accounted for more than 1% of total revenues in any year.

MARKETING AND CUSTOMER SERVICE

The Company employs more than 330 trained sales representatives whose sole function is to market the Company's services to potential customers and develop new accounts. The Company also utilizes its route salespeople to maximize sales to existing customers, such as by offering garment rental customers the opportunity to purchase non-garment items. Potential customers are contacted by mail, by telephone and in-person. Sales representatives develop their appointments through the use of an extensive, proprietary database of pre-screened and qualified business prospects. This database is built through responses to the Company's promotional initiatives, through contacts via its World Wide Web site and trade shows, and through the selective use of purchased lists. The Company also endeavors to elevate its brand identity through certain advertising and promotional initiatives.

The Company believes that customer service is the most important element in developing and maintaining its market position and that its emphasis on customer service is reflected throughout its business. The Company serves its customers through approximately 1,100 route salespersons, who generally interact on a weekly basis with their accounts, and more than 750 service support people, who are charged with expeditiously handling customer requirements regarding the outfitting of new customer employees, garment repair and replacement, billing inquiries and other matters. The Company's policy is to respond to all customer inquiries and problems within 24 hours.

The Company's customer service function is supported by its fully-networked management information systems, which provide Company personnel with access to information on the status of customers' orders, inventory availability and shipping information, as well as information regarding customers' individual employees, including names, sizes, uniform styles and colors. The Company has a national account sales group that targets larger customers with nationwide operations for which the Company can serve as the primary supplier of garment services. The Company currently employs twenty persons in its national account sales organization.

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

MANUFACTURING AND SOURCING

The Company manufactured approximately 55% of all garments which it placed in service during fiscal 2001. These were primarily work pants manufactured at its plant in Ebano, San Luis Potosi, Mexico and shirts manufactured at its plant in Cave City, Arkansas. During fiscal 2001 the Company closed its manufacturing plants in Luquillo, Puerto Rico and Wilburton, Oklahoma, and began construction of a manufacturing plant in Valles, San Luis Potosi, Mexico. The balance of the garments used in its programs are purchased from a variety of industry suppliers. While the Company currently acquires the raw materials with which it produces its garments from a limited number of suppliers, the Company believes that such materials are readily available from other sources. To date, the Company has experienced no significant difficulty in obtaining any of its raw materials or supplies.

EMPLOYEES

At August 25, 2001, the Company employed approximately 7,500 persons, about 6% of whom are represented by unions pursuant to six separate collective bargaining agreements. The Company considers its employee relations to be good.

EXECUTIVE OFFICERS

     The executive officers of the Company as of August 25th, 2001 were as follows:

           NAME                  AGE                   POSITION
           ----                  ---                   --------

Aldo Croatti                  Deceased          Chairman of the Board

Ronald D. Croatti                58             President and Chief Executive
                                                Officer

Robert L. Croatti                65             Executive Vice President

Cynthia Croatti                  46             Executive Vice President and
                                                Treasurer

John B. Bartlett                 60             Senior Vice President and
                                                Chief Financial Officer

Bruce P. Boynton                 53             Senior Vice President

Dennis G. Assad                  56             Vice President, Sales
                                                and Marketing

The principal occupation and positions for the past five years of the executive officers named above are as follows:

Aldo Croatti had been Chairman of the Board since the Company's incorporation in 1950 and of certain of its predecessors since 1940. Mr. Croatti passed away on October 4, 2001.

Ronald D. Croatti joined the Company in 1965. Mr. Croatti became Vice Chairman of the Board in 1986 and has served as Chief Executive Officer since 1991 and President since August 31, 1995. Mr. Croatti has overall responsibility for the management of the Company.

Robert L. Croatti joined the Company in 1959. Mr. Croatti has served as Executive Vice President since 1986 and had primary responsibility for overseeing the rental operations of the Company. Mr. Croatti retired effective August 31, 2001.

Cynthia Croatti joined the Company in 1980. Ms. Croatti has served as Executive Vice President since January, 2001, and as Treasurer since 1982 and has primary responsibility for overseeing the human resources and purchasing functions of the Company.

John B. Bartlett joined the Company in 1977. Mr. Bartlett has served as Senior Vice President and Chief Financial Officer since 1986 and has primary responsibility for overseeing the financial functions of the Company, as well as its information systems department.

Bruce P. Boynton joined the Company in 1976. Mr. Boynton has served as Senior Vice President since January, 2001, is the chief operating officer for the Company's Canadian operations and has primary responsibility for overseeing the operations of certain regions in the United States.

Dennis G. Assad joined the Company in 1975. Mr. Assad has served as Vice President, Sales and Marketing since 1995 and has primary responsibility for overseeing the sales and marketing functions of the Company.

Ronald D. Croatti, Robert L. Croatti and Cynthia Croatti are a son, nephew and daughter, respectively, of Aldo Croatti, who is now deceased.

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

ITEM 2.  PROPERTIES

At August 25, 2001, the Company owned or occupied 150 facilities containing an aggregate of approximately 4.3 million square feet located in the United States, Canada, Mexico, Germany and the Netherlands. These facilities include the Company's 320,000 square foot Owensboro, Kentucky distribution center (which the Company believes is one of the largest and most advanced garment distribution facilities in the industry), and its many customer service locations. The Company owns 92 of these facilities containing approximately 3.7 million square feet. The Company believes its industrial laundry facilities are among the most modern in the industry.

The Company owns substantially all of the machinery and equipment used in its operations. In the opinion of the Company, all of its facilities and its equipment have been well maintained, is in good condition and are adequate for the Company's present needs. The Company also owns a fleet of approximately 2,000 delivery vans, trucks and other vehicles. The Company believes that these vehicles are in good repair and are adequate for the Company's present needs.


ITEM 3.  LEGAL PROCEEDINGS

From time to time the Company is subject to legal proceedings and claims arising from the conduct of its business operations, including personal injury, customer contract, employment claims and environmental matters as described in Item 1 above. The Company maintains insurance coverage providing indemnification against many of such claims and management does not expect that any material loss to the Company will be sustained as a result thereof.


ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None

                                     PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

Incorporated by reference to the information provided as part of the Company's 2001 Annual Report to Shareholders.


ITEM 6.  SELECTED FINANCIAL DATA

Incorporated by reference to the information provided under the caption "Eleven Year Financial Summary" in the Company's 2001 Annual Report to Shareholders.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Incorporated by reference to the information provided under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2001 Annual Report to Shareholders.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Incorporated by reference to the information provided under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2001 Annual Report to Shareholders.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and the accompanying notes, which are incorporated herein by reference to the Company's 2001 Annual Report to Shareholders, are indexed herein under Items 14(a)(1) and (2) of Part IV.


ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Not applicable

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Incorporated by reference to the information provided under the caption "Election of Directors" in the Company's Proxy Statement for its 2002 Annual Meeting of Shareholders. See also the information provided in Part I herein under the caption "Executive Officers".

ITEM 11.  EXECUTIVE COMPENSATION

Incorporated by reference to the information provided under the captions "Summary Compensation Table", "Option Grants with respect to Fiscal Year 2001", "Option Exercises and Year-End Holdings" and "Supplemental Executive Retirement Plan" in the Company's Proxy Statement for its 2002 Annual Meeting of Shareholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference to the information provided under the captions "Election of Directors" and "Security Ownership of Management and Principal Shareholders" in the Company's Proxy Statement for its 2002 Annual Meeting of Shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference to the information provided under the caption "Certain Relationships and Related Transactions" in the Company's Proxy Statement for its 2002 Annual Meeting of Shareholders.


                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The financial statements listed below are filed as part of this report:

1. and 2. FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES.

The financial statements and financial statement schedules listed below are incorporated herein by reference to the Company's 2001 Annual Report to Shareholders.

Consolidated balance sheets as of August 25, 2001 and August 26, 2000

Consolidated statements of income for each of the three years in the period ended August 25, 2001

Consolidated statements of shareholders' equity for each of the three years in the period ended August 25, 2001

Consolidated statements of cash flows for each of the three years in the period ended August 25, 2001

Notes to consolidated financial statements

Report of independent public accountants

The following additional schedules are filed herewith:

Report of independent public accountants on supplemental schedule to the consolidated financial statements.

Schedule II - Valuation and qualifying accounts and reserves for each of the three years in the period ended August 25, 2001.

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

b) During the three months ended August 25, 2001 the Company did not file any reports on Form 8-K with the Securities and Exchange Commission.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       UniFirst Corporation

                                       By: /s/ Ronald D. Croatti
                                           ----------------
                                           Ronald D. Croatti
                                           President and Chief Executive Officer
Date: November 21, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         NAME                           TITLE                      DATE
         ----                           -----                      ----


  /s/ Ronald D. Croatti           Principal Executive        November 21, 2001
---------------------------       Officer and Director
      Ronald D. Croatti


  /s/ John B. Bartlett            Principal Financial        November 21, 2001
-----------------------------     Officer and Principal
      John B. Bartlett            Accounting Officer


  /s/ Cynthia Croatti             Director                   November 21, 2001
-----------------------------
      Cynthia Croatti


  /s/ Donald J. Evans             Director                   November 21, 2001
-----------------------------
      Donald J. Evans


  /s/ Albert Cohen                Director                   November 21, 2001
-----------------------------
      Albert Cohen


  /s/ Phillip L. Cohen            Director                   November 21, 2001
-----------------------------
      Phillip L. Cohen

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SUPPLEMENTAL
                SCHEDULE TO THE CONSOLIDATED FINANCIAL STATEMENTS

To UniFirst Corporation:

We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in this Form 10-K, and have issued our report thereon dated October 31, 2001. Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The supplemental schedule to the consolidated financial statements listed as Item 14(a)(2) in the Form 10-K is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This supplemental schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein, in relation to the basic consolidated financial statements taken as a whole.


ARTHUR ANDERSEN LLP

Boston, Massachusetts
October 31, 2001

UNIFIRST CORPORATION AND SUBSIDIARIES
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES FOR EACH
 OF THE THREE YEARS IN THE PERIOD ENDED AUGUST 25, 2001


                                              Balance,        Charged to        Charges for          Balance,
                                             Beginning         Costs and      Which Reserves          End of
Description                                  of Period         Expenses        Were Created           Period
-----------                                  ----------       ----------      --------------        ----------
FOR THE YEAR ENDED AUGUST 25, 2001

Allowance for doubtful accounts              $3,110,000       $3,357,000        $(3,230,000)        $3,237,000
                                             ==========       ==========        ===========         ==========

FOR THE YEAR ENDED AUGUST 26, 2000

Allowance for doubtful accounts              $2,979,000       $2,739,000        $(2,608,000)        $3,110,000
                                             ==========       ==========        ===========         ==========

FOR THE YEAR ENDED AUGUST 28, 1999

Allowance for doubtful accounts              $1,529,000       $3,231,000        $(1,781,000)        $2,979,000
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

13 The Company's 2001 Annual Report to Shareholders (filed herewith to the extent expressly incorporated by reference herein).

21   List of Subsidiaries

23   Consent of Arthur Andersen LLP