Form 10-Q
period 2001-11-24
UNIFIRST CORP
filed 2002-01-08
CIK 717954

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.
                                      20549



                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended                                         Commission File
  November 24, 2001                                            Number 1-8504


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

                                 Yes [X]    No [ ]


The number of outstanding shares of the registrant's Common Stock and Class B Common Stock as of January 3, 2002 were 8,993,034 and 10,227,344 respectively.

PART 1 - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
FORM 10-Q
UNIFIRST CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

               (In thousands, except per share data)          November 24,              August 25,            November 25,
                                                                      2001                   2001*                    2000
----------------------------------------------------------------------------------------------------------------------------
Assets
Current assets:
   Cash                                                          $   9,260               $   5,699               $   4,486
   Receivables                                                      61,148                  55,427                  61,701
   Inventories                                                      22,769                  22,320                  27,095
   Rental merchandise in service                                    54,972                  56,677                  60,937
   Prepaid expenses                                                    295                     275                     313
----------------------------------------------------------------------------------------------------------------------------
      Total current assets                                         148,444                 140,398                 154,532
----------------------------------------------------------------------------------------------------------------------------
Property and equipment:
   Land, buildings and leasehold improvements                      199,733                 199,084                 197,072
   Machinery and equipment                                         218,361                 224,143                 208,086
   Motor vehicles                                                   57,087                  57,620                  54,535
----------------------------------------------------------------------------------------------------------------------------
                                                                   475,181                 480,847                 459,693
   Less - accumulated depreciation                                 211,660                 215,154                 196,998
----------------------------------------------------------------------------------------------------------------------------
                                                                   263,521                 265,693                 262,695
----------------------------------------------------------------------------------------------------------------------------
Goodwill, net                                                       54,501                  54,579                  55,954
Other intangible assets                                             24,785                  26,110                  27,210
Other assets                                                         5,660                   5,033                   6,130
----------------------------------------------------------------------------------------------------------------------------
                                                                 $ 496,911               $ 491,813               $ 506,521
============================================================================================================================

Liabilities and Shareholders' Equity
Current liabilities:
   Current maturities of long-term obligations                   $   1,637               $   1,664               $   1,804
   Notes payable                                                     1,318                   1,344                     964
   Accounts payable                                                 16,622                  19,334                  19,543
   Accrued liabilities                                              56,136                  55,242                  51,477
   Accrued and deferred income taxes                                12,972                  11,928                  15,004
----------------------------------------------------------------------------------------------------------------------------
      Total current liabilities                                     88,685                  89,512                  88,792
----------------------------------------------------------------------------------------------------------------------------
Long-term obligations, net of current maturities                    92,594                  93,131                 120,196
Deferred income taxes                                               23,926                  23,625                  22,305
----------------------------------------------------------------------------------------------------------------------------
Shareholders' equity:
   Preferred stock, $1.00 par value; 2,000,000
     shares authorized; none issued                                     --                      --                      --
   Common stock, $.10 par value; 30,000,000
     shares authorized; issued
     10,523,034 shares                                               1,052                   1,052                   1,051
   Class B Common stock, $.10 par value; 20,000,000
     shares authorized; issued
     and outstanding 10,232,344 shares                               1,024                   1,024                   1,025
   Treasury stock, 1,535,000 shares, at cost                       (24,755)                (24,755)                (21,779)
   Capital surplus                                                  12,438                  12,438                  12,438
   Retained earnings                                               306,303                 299,313                 284,853
   Accumulated other comprehensive income                           (4,356)                 (3,527)                 (2,360)
----------------------------------------------------------------------------------------------------------------------------
      Total shareholders' equity                                   291,706                 285,545                 275,228
----------------------------------------------------------------------------------------------------------------------------
                                                                 $ 496,911               $ 491,813               $ 506,521
============================================================================================================================

* Condensed from audited financial statements


The accompanying notes are an integral part of these condensed consolidated financial statements.

FORM 10-Q
UNIFIRST CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

                                                               Thirteen                Thirteen
                                                            weeks ended             weeks ended
           (In thousands, except per share data)           November 24,            November 25,
                                                                   2001                    2000
------------------------------------------------------------------------------------------------
Revenues                                                      $ 142,625               $ 141,009
------------------------------------------------------------------------------------------------

Costs and expenses:
   Operating costs                                               85,193                  86,634
   Selling and administrative expenses                           34,195                  31,159
   Depreciation and amortization                                  9,148                   9,281
------------------------------------------------------------------------------------------------
                                                                128,536                 127,074
------------------------------------------------------------------------------------------------

Income from operations                                           14,089                  13,935
------------------------------------------------------------------------------------------------

Other expense (income):
   Interest expense                                               1,616                   2,630
   Interest income                                                 (374)                   (220)
   Interest rate swap expense                                       534                     515
------------------------------------------------------------------------------------------------
                                                                  1,776                   2,925
------------------------------------------------------------------------------------------------

Income before income taxes                                       12,313                  11,010
Provision for income taxes                                        4,679                   4,184
------------------------------------------------------------------------------------------------

Net income                                                    $   7,634               $   6,826
================================================================================================

Weighted average number of shares outstanding -- basic           19,220                  19,620
================================================================================================

Weighted average number of shares outstanding -- diluted         19,250                  19,620
================================================================================================

Net income per share - basic & diluted                        $    0.40               $    0.35
================================================================================================


The accompanying notes are an integral part of these condensed consolidated financial statements.

FORM 10-Q
UNIFIRST CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

                                                                         Thirteen               Thirteen
                                                                      weeks ended            weeks ended
                               (In thousands)                        November 24,           November 25,
                                                                             2001                   2000
----------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net Income                                                               $  7,634               $  6,826
  Adjustments:
    Depreciation                                                            7,902                  7,542
    Amortization of other assets                                            1,246                  1,739
    Interest rate swap expense                                                534                    515
    Changes in assets and liabilities, net of acquisitions:
      Receivables                                                          (5,855)                (7,818)
      Inventories                                                             (37)                   422
      Rental merchandise in service                                         1,568                 (1,935)
      Prepaid expenses                                                        (21)                   (15)
      Accounts payable                                                     (2,862)                  (113)
      Accrued liabilities                                                     394                  3,816
      Accrued and deferred income taxes                                     1,108                  2,752
      Deferred income taxes                                                   328                    293
----------------------------------------------------------------------------------------------------------
  Net cash provided by operating activities                                11,939                 14,024
----------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
Capital expenditures                                                       (6,100)                (8,169)
Increase in other assets                                                   (1,044)                (1,335)
----------------------------------------------------------------------------------------------------------
  Net cash used in investing activities                                    (7,144)                (9,504)
----------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
Reduction of debt                                                            (590)                (4,792)
Repurchase of common stock                                                     --                 (1,730)
Cash dividends                                                               (644)                  (649)
----------------------------------------------------------------------------------------------------------
  Net cash used in financing activities                                    (1,234)                (7,171)
----------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash                                             3,561                 (2,651)
Cash at beginning of period                                                 5,699                  7,137
----------------------------------------------------------------------------------------------------------
Cash at end of period                                                    $  9,260               $  4,486
==========================================================================================================

Supplemental disclosure of cash flow information:
Interest paid                                                            $  1,542               $  1,571
Income taxes paid                                                           3,334                  1,208
==========================================================================================================


The accompanying notes are an integral part of these condensed consolidated financial statements.

                                    FORM 10-Q
                      UNIFIRST CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE THIRTEEN WEEKS ENDED NOVEMBER 24, 2001


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

3. Certain prior period amounts have been reclassified to conform with the current period presentation.

4. The components of comprehensive income for the thirteen week periods ended November 24, 2001 and November 25, 2000 were as follows:


                                                                   Thirteen             Thirteen
                                                                weeks ended          weeks ended
                    (in thousands)                             November 24,         November 25,
                                                                       2001                 2000
-------------------------------------------------------------------------------------------------
Net income                                                           $7,634               $6,826
Other comprehensive income (loss):
  Foreign currency translation adjustments                            (615)                (391)
  Change in fair value of derivative
    instruments, net                                                  (214)                    -
-------------------------------------------------------------------------------------------------
Comprehensive income                                                 $6,805               $6,435
=================================================================================================


5. Net income per share is calculated using the weighted average number of common and dilutive potential common shares outstanding during the year. Anti-dilutive shares of 54,700 and 113,500 for the thirteen weeks ended November 24, 2001 and November 25, 2000, respectively, have been excluded from the weighted average number of common and dilutive potential common shares outstanding.

6. The Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, in 2001. SFAS No. 133 establishes standards for accounting and reporting derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities.

     The Company has entered into interest rate swap agreements to manage its exposure to movements in interest rates on its variable rate debt. The swap agreements are cash flow hedges and are used to manage exposure to interest rate movement by effectively changing the variable rate to a fixed rate. Such instruments are matched with the underlying borrowings. SFAS No. 133 eliminates special hedge accounting if a swap agreement does not meet certain criteria, thus requiring the Company to reflect all changes in the fair value of the swap agreement in earnings in the period of change.

     In October 1999, the Company entered into an interest rate swap agreement with a bank, notional amount $40,000, maturing October 13, 2004. The Company pays a fixed rate of 6.38% and receives a variable rate tied to the three month LIBOR rate. As of November 24, 2001, the variable rate was 2.43%. On October 15, 2002 the bank has the option to terminate the swap agreement without further obligation to make payments to the Company. Since this swap agreement does not meet the required criteria necessary to use special hedge accounting, the Company has recorded a $534 charge for the quarter ended November 24, 2001, and a $515 charge for the quarter ended November 25, 2000, through other expense, as a result of the change in the fair value of the swap agreement.

     In June 2001, the Company entered into a second interest rate swap agreement with a bank, notional amount $20,000, maturing June 5, 2003. The Company pays a fixed rate of 4.69% and receives a variable rate tied to the three month LIBOR rate. As of November 24, 2001, the variable rate was 3.47%. This swap agreement meets the required criteria as defined in SFAS No. 133 to use special hedge accounting, and the Company has recorded a $162 charge, net of tax of $108, for the quarter ended November 24, 2001, through other comprehensive income, for the change in the fair value of the swap agreement.

     During 2001, the Company entered into natural gas swap agreements to mitigate the commodity price risk associated with the natural gas used at certain laundry facilities. These agreements were based on forecasted monthly usage for certain laundry facilities through December 2002. As of November 24, 2001, the Company had hedged approximately 952 MMBtus, paying fixed prices between $3.79 and $4.78 and receiving variable prices based on the New York Mercantile Exchange closing prices for each month during the lives of the contracts. The swap agreements meet the required criteria as defined in SFAS No. 133 to use special hedge accounting as cash flow hedges. As a result, the Company has recorded a $52 charge, net of tax of $35, for the quarter ended November 24, 2001, through other comprehensive income, for the change in the fair value of the swap agreements. These amounts will be recognized in operating costs in the accompanying consolidated statements of income as the natural gas is used in the laundry facilities.

7. In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations." SFAS No. 141 requires that all business combinations be accounted for using one method, the purchase method. The provisions of this Statement apply to all business combinations initiated after June 30, 2001.

     SFAS No. 141 supersedes Accounting Principles Board (APB) Opinion No. 16, "Business Combinations," and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises."

     In June 2001, the FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses financial accounting and reporting for goodwill and other intangible assets. SFAS No. 142 supersedes APB Opinion No. 17, "Intangible Assets." The Company adopted SFAS No. 142 effective August 26, 2001. The provisions of SFAS No. 142 were applied to all goodwill and other intangible assets recognized in the Company's consolidated financial statements as of August 26, 2001. There were no impairment losses related to goodwill and intangible assets due to the application of SFAS No. 142.

     Upon adoption of SFAS No. 142, the Company discontinued the amortization of goodwill. The following table presents a reconciliation of net income and earnings per share, adjusted for the exclusion of goodwill, net of tax:


                                                            Thirteen           Thirteen
                                                         weeks ended        weeks ended
                 (in thousands)                         November 24,       November 25,
                                                                2001               2000

Reported net income                                           $7,634             $6,826
Add: Goodwill amortization, net of tax                             -                262
                                                  --------------------------------------
Adjusted net income                                            7,634              7,088

Reported basic earnings per share                             $ 0.40             $ 0.35
Add: Goodwill amortization, net of tax                             -               0.01
                                                  --------------------------------------
Adjusted basic earnings per share                             $ 0.40             $ 0.36

Reported diluted earnings per share                           $ 0.40             $ 0.35
Add: Goodwill amortization, net of tax                             -               0.01
                                                  --------------------------------------
Adjusted diluted earnings per share                           $ 0.40             $ 0.36

     Information regarding the Company's other intangible assets are as follows:

                             As of November 24, 2001
                             -----------------------


                                                 Carrying         Accumulated
                                                  Amount          Amortization           Net

Customer contracts, restrictive covenants
 and other assets arising from acquisitions      $ 63,803            $39,018           $24,785

Goodwill                                           63,679              9,178            54,501
                                                 ---------------------------------------------

Total                                            $127,482            $48,196           $79,286



                              As of August 25, 2001
                              ---------------------


                                                Carrying         Accumulated
                                                 Amount          Amortization          Net

Customer contracts, restrictive covenants
 and other assets arising from acquisitions     $ 63,926           $37,816           $26,110

Goodwill                                          63,770             9,191            54,579
                                                --------------------------------------------

Total                                           $127,696           $47,007           $80,689


                             As of November 25, 2000
                             -----------------------


                                                    Carrying         Accumulated
                                                     Amount          Amortization          Net

Customer contracts, restrictive covenants
 and other assets arising from acquisitions         $ 61,151           $33,941           $27,210

Goodwill                                              63,629             7,675            55,954
                                                    --------------------------------------------

Total                                               $124,780           $41,616           $83,164

     Amortization expense for the thirteen weeks ended November 24, 2001 was $1,246. Estimated amortization expense for each of the following fiscal years based on the intangible assets as of November 24, 2001 is as follows:

                      2002                                    $4,927
                      2003                                     3,864
                      2004                                     3,117
                      2005                                     3,061
                      2006                                     2,986

8. In June 2001, the FASB approved the issuance of SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 establishes accounting standards for the recognition and measurement of legal obligations associated with the retirement of tangible long-lived assets and requires recognition of a liability for an asset retirement obligation in the period in which it is incurred. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company has not yet determined the adoption date or the impact of adopting SFAS No. 143.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company has not yet determined the adoption date or the impact of adopting SFAS No. 144.

                                    FORM 10-Q
                      UNIFIRST CORPORATION AND SUBSIDIARIES

             ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

                 FOR THE THIRTEEN WEEKS ENDED NOVEMBER 24, 2001


RESULTS OF OPERATIONS

THIRTEEN WEEKS OF FISCAL 2002 COMPARED WITH THIRTEEN WEEKS OF FISCAL 2001

Revenues. Revenues for the first quarter of fiscal 2002 increased $1.6 million or 1.1% to $142.6 million as compared with $141.0 million for the first quarter of fiscal 2001. This increase can be attributed to growth from existing operations and price increases in the core uniform rental and first aid business (1.5%), offset by lower revenues from the nuclear garment services business (0.4%).

Operating Costs. Operating costs decreased to $85.2 million for the first quarter of fiscal 2002 as compared with $86.6 million for the same period of fiscal 2001. As a percentage of revenues, operating costs decreased to 59.7% from 61.4% for these periods, primarily due to lower merchandise costs resulting from improved product utilization. The Company also had lower manufacturing and energy related costs.

Selling and Administrative Expenses. The Company's selling and administrative expenses increased to $34.2 million, or 24.0% of revenues, for the first quarter of fiscal 2002 as compared with $31.2 million, or 22.1% of revenues, for the same period in fiscal 2001. In the first quarter of fiscal 2001 these costs were favorably impacted by a $1.1 million settlement from a lawsuit related to the Company's nuclear garment services business. Excluding this settlement, these expenses would have been $32.3 million, or 22.9% of revenues, for the fiscal 2001 first quarter. The increase in selling and administrative expenses is primarily attributable to higher employee health care costs and increased sales related costs.

Depreciation and Amortization. The Company's depreciation and amortization expense decreased to $9.1 million, or 6.4% of revenues, for the first quarter of fiscal 2002 as compared with $9.3 million, or 6.6% of revenues, for the same period in fiscal 2001. The decrease was primarily the result of the adoption of SFAS No. 142, whereby the Company ceased the amortization of goodwill. See Note 7 for a further discussion of the impact of this change.

Other Expense (Income). Net other expense (interest and interest rate swap expense less interest income) was $1.8 million, or 1.2% of revenues, for the first quarter of fiscal 2002 as compared with $2.9 million, or 2.1% of revenues, for the same period in fiscal 2001. This decrease is attributable to lower interest rates and reduced debt in the first quarter of fiscal 2002.

Income Taxes. The Company's effective income tax rate was 38.0% for both the first quarter of fiscal 2002 and the first quarter of fiscal 2001.

LIQUIDITY AND CAPITAL RESOURCES

Shareholders' equity at November 24, 2001 was $291.7 million, or 75.6% of total capitalization.

During the thirteen weeks ended November 24, 2001 net cash provided by operating activities ($11.9 million) was primarily used for capital expenditures ($6.1 million), debt repayment ($0.6 million) and dividends ($0.6 million).

The Company had $9.3 million in cash and $69.4 million available on its $170 million unsecured line of credit with a syndicate of banks as of November 24, 2001. The Company believes its generated cash from operations and its borrowing capacity will adequately cover its foreseeable capital requirements.


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


SAFE HARBOR FOR FORWARD LOOKING STATEMENTS

Forward looking statements contained in this quarterly report are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995 and are highly dependent upon a variety of important factors that could cause actual results to differ materially from those reflected in such forward looking statements. Such factors include uncertainties regarding the transfer of the Company's manufacturing operations to new facilities in Mexico, the Company's ability to consummate and successfully integrate acquired businesses, uncertainties regarding any existing or newly-discovered expenses and liabilities related to environmental compliance and remediation, the Company's ability to compete successfully without any significant degradation in its margin rates, seasonal fluctuations in business levels, uncertainties regarding the price levels of natural gas, electricity and fuel, uncertainties arising from the war on terrorism and its impact on the economy and general economic conditions. When used in this quarterly report, the words "intend," "anticipate," "believe," "estimate," and "expect" and similar expressions as they relate to the Company are included to identify such forward looking statements.

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

Interest Rate Risk

The Company is exposed to market risk from changes in interest rates which may adversely affect its financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, the Company manages exposures through its regular operating and financing activities. In fiscal 2000, the Company entered into an interest rate swap agreement with a bank, notional amount $40 million, maturing October 13, 2004. The Company pays a fixed rate of 6.38% and receives a variable rate tied to the LIBOR rate. As of November 24, 2001, the variable rate was 2.43%. On October 15, 2002, the bank has the option to terminate the swap agreement without further obligation to make payments to the Company. The Company entered into a second interest rate swap agreement with a bank, notional amount $20 million, maturing June 5, 2003. The Company pays a fixed rate of 4.69% and receives a variable rate tied to the three month LIBOR rate. As of November 24, 2001, the variable rate was 3.47%. See Note 6 for details on the Company's derivative instruments and hedging activities.

The Company is exposed to interest rate risk primarily through its borrowings under its $170 million unsecured line of credit with a syndicate of banks. Under the line of credit, the Company may borrow funds at variable interest rates based on the Eurodollar rate or the bank's money market rate, as selected by the Company. As of November 24, 2001 and November 25, 2000, the fair market value of the Company's outstanding debt approximates its carrying value.

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

                              UNIFIRST CORPORATION


                             /s/ RONALD D. CROATTI
                      -------------------------------------
                                Ronald D. Croatti
                      President and Chief Executive Officer


Date: January 8, 2002


                              /s/ JOHN B. BARTLETT
                      -------------------------------------
                                John B. Bartlett
                              Senior Vice President
                           and Chief Financial Officer