Form 10-Q
period 2002-03-02
UNIFIRST CORP
filed 2002-04-16
CIK 717954

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.
                                      20549

                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended                                        Commission File
  March 2, 2002                                               Number 1-8504


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

                       Yes [X]    No [ ]

The number of outstanding shares of the registrant's Common Stock and Class B Common Stock as of April 5, 2002 were 8,993,354 and 10,227,344 respectively.

PART 1 - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
FORM 10-Q
UNIFIRST CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)


         (In thousands, except per share data)          March 2,    August 25,   February 24,
                                                            2002         2001*           2001
----------------------------------------------------------------------------------------------
Assets
Current assets:
   Cash                                                $   6,011     $   5,699      $   6,108
   Receivables                                            57,476        55,427         58,321
   Inventories                                            25,929        22,320         25,799
   Rental merchandise in service                          51,445        56,677         58,339
   Prepaid expenses                                          261           275            296
----------------------------------------------------------------------------------------------
      Total current assets                               141,122       140,398        148,863
----------------------------------------------------------------------------------------------
Property and equipment:
   Land, buildings and leasehold improvements            201,839       199,084        197,666
   Machinery and equipment                               220,365       224,143        215,326
   Motor vehicles                                         59,728        57,620         57,944
----------------------------------------------------------------------------------------------
                                                         481,932       480,847        470,936
   Less - accumulated depreciation                       214,445       215,154        202,749
----------------------------------------------------------------------------------------------
                                                         267,487       265,693        268,187
----------------------------------------------------------------------------------------------
Goodwill, net                                             54,484        54,579         55,425
Other intangible assets                                   23,493        26,110         26,433
Other assets                                               5,846         5,033          5,054
----------------------------------------------------------------------------------------------
                                                       $ 492,432     $ 491,813      $ 503,962
==============================================================================================

Liabilities and Shareholders' Equity
Current liabilities:
   Current maturities of long-term obligations         $   1,361     $   1,664      $   1,824
   Notes payable                                           1,359         1,344          1,359
   Accounts payable                                       16,907        19,334         18,359
   Accrued liabilities                                    61,291        55,242         55,655
   Accrued and deferred income taxes                       8,716        11,928         12,450
----------------------------------------------------------------------------------------------
      Total current liabilities                           89,634        89,512         89,647
----------------------------------------------------------------------------------------------
Long-term obligations, net of current maturities          81,852        93,131        114,879
Deferred income taxes                                     24,150        23,625         22,491
----------------------------------------------------------------------------------------------
Shareholders' equity:
   Preferred stock, $1.00 par value; 2,000,000
     shares authorized; none issued                            -             -              -
   Common stock, $.10 par value; 30,000,000
     shares authorized; issued
     10,528,409 shares                                     1,053         1,052          1,051
   Class B Common stock, $.10 par value; 20,000,000
     shares authorized; issued and outstanding
     10,227,344 shares                                     1,023         1,024          1,025
   Treasury stock, 1,535,055 shares, at cost             (24,755)      (24,755)       (23,171)
   Capital surplus                                        12,443        12,438         12,438
   Retained earnings                                     310,818       299,313        288,501
   Accumulated other comprehensive income                 (3,786)       (3,527)        (2,899)
----------------------------------------------------------------------------------------------
      Total shareholders' equity                         296,796       285,545        276,945
----------------------------------------------------------------------------------------------
                                                       $ 492,432     $ 491,813      $ 503,962
==============================================================================================

* Condensed from audited financial statements

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORM 10-Q
UNIFIRST CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

                                                    Twenty-seven     Twenty-six      Fourteen       Thirteen
                                                     weeks ended    weeks ended   weeks ended    weeks ended
   (In thousands, except per share data)                March 2,   February 24,      March 2,   February 24,
                                                            2002           2001          2002           2001
-------------------------------------------------------------------------------------------------------------
Revenues                                               $ 294,148      $ 277,571     $ 151,523      $ 136,562
-------------------------------------------------------------------------------------------------------------

Costs and expenses:
   Operating costs                                       177,904        171,845        92,711         85,211
   Selling and administrative expenses                    71,813         62,889        37,618         31,730
   Depreciation and amortization                          18,508         18,719         9,360          9,438
-------------------------------------------------------------------------------------------------------------
                                                         268,225        253,453       139,689        126,379
-------------------------------------------------------------------------------------------------------------

Income from operations                                    25,923         24,118        11,834         10,183
-------------------------------------------------------------------------------------------------------------

Other expense (income):
   Interest expense                                        5,843          5,104         4,227          2,474
   Interest income                                          (825)          (582)         (451)          (362)
   Interest rate swap expense (income)                       271          1,645          (263)         1,130
-------------------------------------------------------------------------------------------------------------
                                                           5,289          6,167         3,513          3,242
-------------------------------------------------------------------------------------------------------------

Income before income taxes                                20,634         17,951         8,321          6,941
Provision for income taxes                                 7,841          6,822         3,162          2,638
-------------------------------------------------------------------------------------------------------------

Net income                                             $  12,793      $  11,129     $   5,159      $   4,303
=============================================================================================================

Weighted average number of shares outstanding --
     basic                                                19,220         19,491        19,221         19,362
=============================================================================================================

Weighted average number of shares outstanding --
     diluted                                              19,265         19,491        19,276         19,362
=============================================================================================================

Net income per share - basic                           $    0.67      $    0.57     $    0.27      $    0.22
=============================================================================================================

Net income per share - diluted                         $    0.66      $    0.57     $    0.27      $    0.22
=============================================================================================================

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORM 10-Q
UNIFIRST CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

                                                            Twenty-Seven      Twenty-Six
                                                             weeks ended     weeks ended
                   (In thousands)                               March 2,    February 24,
                                                                    2002            2001
-----------------------------------------------------------------------------------------
Cash flows from operating activities:
Net Income                                                      $ 12,793        $ 11,129
  Adjustments:
    Depreciation                                                  15,918          15,224
    Amortization of other assets                                   2,590           3,495
    Interest rate swap expense                                       271           1,645
    Changes in assets and liabilities, net of acquisitions:
      Receivables                                                 (2,170)         (4,433)
      Inventories                                                 (3,400)          1,741
      Rental merchandise in service                                5,109          (1,962)
      Prepaid expenses                                                14               2
      Accounts payable                                            (2,636)         (1,323)
      Accrued liabilities                                          5,808           6,864
      Accrued and deferred income taxes                           (3,154)            196
      Deferred income taxes                                          549             477
-----------------------------------------------------------------------------------------
  Net cash provided by operating activities                       31,692          33,055
-----------------------------------------------------------------------------------------

Cash flows from investing activities:
Capital expenditures                                             (18,046)        (18,700)
Increase in other assets                                            (501)         (1,264)
-----------------------------------------------------------------------------------------
  Net cash used in investing activities                          (18,547)        (19,964)
-----------------------------------------------------------------------------------------

Cash flows from financing activities:
Increase in debt                                                       -             291
Reduction of debt                                                (11,550)         (9,985)
Repurchase of common stock                                             -          (3,122)
Proceeds from exercise of stock options                                5               -
Cash dividends                                                    (1,288)         (1,304)
-----------------------------------------------------------------------------------------
  Net cash used in financing activities                          (12,833)        (14,120)
-----------------------------------------------------------------------------------------

Net increase (decrease) in cash                                      312          (1,029)
Cash at beginning of period                                        5,699           7,137
-----------------------------------------------------------------------------------------
Cash at end of period                                           $  6,011        $  6,108
=========================================================================================

Supplemental disclosure of cash flow information:
Interest paid                                                   $  5,712        $  4,098
Income taxes paid                                                 10,528           6,215
=========================================================================================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                    FORM 10-Q
                      UNIFIRST CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE TWENTY-SEVEN WEEKS ENDED MARCH 2, 2002


1. These condensed consolidated financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the information furnished reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. It is suggested that these condensed consolidated financial statements should be read in conjunction with the financial statements and the notes, thereto, included in the Company's latest annual report on Form 10-K. Results for an interim period are not indicative of any future interim periods or for an entire fiscal year.

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

4. The components of comprehensive income for the twenty-seven and fourteen week periods ended March 2, 2002 and the twenty-six and thirteen week periods ended February 24, 2001 were as follows:

                                           Twenty-seven     Twenty-six      Fourteen       Thirteen
                                            weeks ended    weeks ended   weeks ended    weeks ended
           (in thousands)                      March 2,   February 24,      March 2,   February 24,
                                                   2002           2001          2002           2001
----------------------------------------------------------------------------------------------------
Net income                                      $12,793        $11,129        $5,159         $4,303

Other comprehensive income (loss):
  Foreign currency translation adjustments         (171)          (930)          444           (539)
  Change in fair value of derivative
    instruments, net                                (88)             -           126              -
                                           ---------------------------------------------------------
Comprehensive income                            $12,534        $10,199        $5,729         $3,764
                                           =========================================================

5. Net income per share is calculated using the weighted average number of common and dilutive potential common shares outstanding during the year. Anti-dilutive shares of 113,500 for the twenty-six and thirteen weeks ended February 24, 2001 were excluded from the weighted average number of common and dilutive potential common shares outstanding.

6. The Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, in 2001. SFAS No. 133 establishes standards for accounting and reporting derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities.

     The Company has entered into interest rate swap agreements to manage its exposure to movements in interest rates on its variable rate debt. The swap agreements are cash flow hedges and are used to manage exposure to interest rate movement by effectively changing the variable rate to a fixed rate. Such instruments are matched with the underlying borrowings. SFAS No. 133 eliminated special hedge accounting if a swap agreement does not meet certain criteria, thus requiring the Company to reflect all changes in the fair value of the swap agreement in earnings in the period of change.

     In October 1999, the Company entered into an interest rate swap agreement with a bank, notional amount $40,000, maturing October 13, 2004. The Company pays a fixed rate of 6.38% and receives a variable rate tied to the three month LIBOR rate. As of March 2, 2002, the applicable variable rate was 1.83%. On October 15, 2002 the bank has the option to terminate the swap agreement without further obligation to make payments to the Company. Since this swap agreement does not meet the required criteria necessary to use special hedge accounting, the Company has recorded charges of $271 and $1,645 for the twenty-seven weeks ended March 2, 2002 and twenty-six weeks ended February 24, 2001, respectively, and (income) charges of $(263) and $1,130 for the fourteen weeks ended March 2, 2002 and thirteen weeks ended February 24, 2001, respectively, through other expense, as a result of the change in the fair value of the swap agreement.

     In June 2001, the Company entered into a second interest rate swap agreement with a bank, notional amount $20,000, maturing June 5, 2003. The Company pays a fixed rate of 4.69% and receives a variable rate tied to the three month LIBOR rate. As of March 2, 2002, the applicable variable rate was 2.01%. This swap agreement meets the required criteria as defined in SFAS No. 133 to use special hedge accounting, and the Company has recorded charges (income) of $133, net of tax of $89, and $(29), net of tax of $(19) for the twenty-seven and thirteen weeks ended March 2, 2002, respectively, through other comprehensive income, for the change in the fair value of the swap agreement.

     During 2001, the Company entered into natural gas swap agreements to mitigate the commodity price risk associated with the natural gas used at certain laundry facilities. These agreements were based on forecasted monthly usage for certain laundry facilities through December 2002. As of March 2, 2002, the Company had hedged approximately 657 MMBtus, paying fixed prices between $3.79 and $3.92 and receiving variable prices based on the New York Mercantile Exchange closing prices for each month during the lives of the contracts. The swap agreements meet the required criteria as defined in SFAS No. 133 to use special hedge accounting as cash flow hedges. As a result, the Company has recorded income of $45, net of tax of $30, and $97, net of tax of $65 for the twenty-seven and thirteen weeks ended March 2, 2002, respectively, through other comprehensive income, for the change in the fair value of the swap agreements. These amounts will be recognized in operating costs in the accompanying consolidated statements of income as the natural gas is used in the laundry facilities.

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

     Upon adoption of SFAS No. 142, the Company discontinued the amortization of goodwill. The following table presents a reconciliation of net income and earnings per share, adjusted for the exclusion of goodwill, net of tax:

                                        Twenty-seven     Twenty-six      Fourteen       Thirteen
                                         weeks ended    weeks ended   weeks ended    weeks ended
                 (in thousands)             March 2,   February 24,      March 2,   February 24,
                                                2002           2001          2002           2001

Reported net income                          $12,793        $11,129        $5,159         $4,303
Add: Goodwill amortization, net of tax             -            593             -            332

                                        ---------------------------------------------------------
Adjusted net income                           12,793         11,722         5,159          4,635

Reported basic earnings per share              $0.67          $0.57         $0.27          $0.22
Add: Goodwill amortization, net of tax             -           0.03             -           0.02

                                        ---------------------------------------------------------
Adjusted basic earnings per share              $0.67          $0.60         $0.27          $0.24

Reported diluted earnings per share            $0.66          $0.57         $0.27          $0.22
Add: Goodwill amortization, net of tax             -           0.03             -           0.02

                                        ---------------------------------------------------------
Adjusted diluted earnings per share            $0.66          $0.60         $0.27          $0.24

Information regarding the Company's intangible assets is as follows:



                                                 As of March 2, 2002
                                               ------------------------
                                               Carrying    Accumulated
                                                Amount     Amortization      Net

Customer contracts, restrictive covenants
 and other assets arising from acquisitions    $ 63,847       $40,354       $23,493

Goodwill                                         63,675         9,191        54,484

Total                                          $127,522       $49,545       $77,977


                                                 As of August 25, 2001
                                               ------------------------
                                               Carrying    Accumulated
                                                Amount     Amortization      Net

Customer contracts, restrictive covenants
 and other assets arising from acquisitions     $63,926        $37,816      $26,110

Goodwill                                         63,770          9,191       54,579

Total                                          $127,696        $47,007      $80,689


                                               As of February 24, 2001
                                               ------------------------
                                               Carrying    Accumulated
                                                Amount     Amortization      Net

Customer contracts, restrictive covenants
 and other assets arising from acquisitions    $ 61,675        $35,242      $26,433

Goodwill                                         63,640          8,215       55,425

Total                                          $125,315        $43,457      $81,858

Amortization expense for the twenty-seven and fourteen weeks ended March 2, 2002 was $2,590 and $1,344, respectively. Amortization expense for the twenty-six and thirteen weeks ended February 24, 2001 was $3,495 and $1,756, respectively. Estimated amortization expense for each of the following fiscal years based on the intangible assets as of March 2, 2002 is as follows:

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

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impariment or disposal of long-lived assets. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company has not yet determined the adoption date or the impact of adopting SFAS No. 144.

                                    FORM 10-Q
                      UNIFIRST CORPORATION AND SUBSIDIARIES

             ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

                 FOR THE TWENTY-SEVEN WEEKS ENDED MARCH 2, 2002


RESULTS OF OPERATIONS

TWENTY-SEVEN WEEKS OF FISCAL 2002 COMPARED WITH TWENTY-SIX WEEKS OF FISCAL 2001

Revenues. Revenues for the first twenty-seven weeks of fiscal 2002 increased $16.6 million or 6.0% to $294.1 million as compared with $277.6 million for the first twenty-six weeks of fiscal 2001. This increase can be attributed to an extra week of revenue in fiscal 2002 (4.0%), increased revenue from the nuclear garment services business (1.3%), and growth from existing operations and price increases in the core uniform rental and first aid business (0.7%).

Operating Costs. Operating costs increased to $177.9 million for the first half of fiscal 2002 as compared with $171.8 million for the first half of fiscal 2001. As a percentage of revenues, operating costs decreased to 60.5% from 61.9% for these periods, primarily due to lower merchandise costs as the Company continued to see benefits from its in-plant stockrooms and higher contribution from its manufacturing operations. The Company also had slightly lower energy related costs.

Selling and Administrative Expenses. The Company's selling and administrative expenses increased to $71.8 million, or 24.4% of revenues, for the first half of fiscal 2002 as compared with $62.9 million, or 22.7% of revenues, for the first half of fiscal 2001. In the first quarter of fiscal 2001 these costs were favorably impacted by a $1.1 million settlement from a lawsuit related to the Company's nuclear garment services business. Excluding this settlement, these expenses would have been $64.0 million, or 23.1% of revenues, in the first half of fiscal 2001. The increase in selling and administrative expenses is primarily attributable to higher selling costs as the Company has expanded its sales force, and increased employee health care costs.

Depreciation and Amortization. The Company's depreciation and amortization expense decreased to $18.5 million, or 6.3% of revenues, for the first half of fiscal 2002 as compared with $18.7 million, or 6.7% of revenues, for the first half of fiscal 2001. The decrease was primarily the result of the adoption of SFAS No. 142 in the first quarter of fiscal 2002, whereby the Company ceased the amortization of goodwill. See Note 7 for a further discussion of the impact of this change.

Other Expense (Income). Net other expense (interest and interest rate swap expense less interest income) was $5.3 million, or 1.8% of revenues, for the first half of fiscal 2002 as compared with $6.2 million, or 2.2% of revenues, for the first half of fiscal 2001. During the second quarter of fiscal 2002 the Company recorded a $2.3 million interest charge which is an estimate of the interest which will be due from settling a revenue agent review with the IRS. Excluding this charge, net other expense would have been $3.0 million, or 1.0% of revenues, in the first half of fiscal 2002. The decrease in net other expense is attributable to lower interest rates and reduced debt in the first half of fiscal 2002 as well as lower interest rate swap expense resulting from the change in the fair value of the Company's $40 million notional amount interest rate swap agreement.

Income Taxes. The Company's effective income tax rate was 38.0% for both the first half of fiscal 2002 and the first half of fiscal 2001.


FOURTEEN WEEKS ENDED MARCH 2, 2002 COMPARED TO THIRTEEN WEEKS ENDED FEBRUARY 24, 2001

Revenues. Fiscal 2002 second quarter revenues increased $15.0 million or 11.0% to $151.5 million as compared with $136.6 million for the second quarter of fiscal 2001. This increase can be attributed to an extra week of revenue in the fiscal 2002 second quarter (8.0%), increased revenue from the nuclear garment services business (2.9%), and growth from existing operations and price increases in the core uniform rental and first aid business (0.1%).

Operating Costs. Operating costs increased to $92.7 million for the second quarter of fiscal 2002 as compared with $85.2 million for the second quarter of fiscal 2001. As a percentage of revenues, operating costs decreased to 61.2% from 62.4% for these periods, primarily due to lower merchandise costs as the Company continued to see benefits from its in-plant stockrooms and higher contribution from its manufacturing operations. The Company also had slightly lower energy related costs.

Selling and Administrative Expenses. The Company's selling and administrative expenses increased to $37.6 million, or 24.8% of revenues, for the second quarter of fiscal 2002 as compared with $31.7 million, or 23.2% of revenues, for the second quarter of fiscal 2001. The increase in selling and administrative expenses is primarily attributable to higher selling costs and increased employee health care costs.

Depreciation and Amortization. The Company's depreciation and amortization expense was $9.4 million for both the second quarter of fiscal 2002 and the second quarter of fiscal 2001. As a percentage of revenues, depreciation and amortization expense decreased to 6.2% from 6.9% for these periods, primarily due to the adoption of SFAS No. 142 in the first quarter of fiscal 2002, whereby the Company ceased the amortization of goodwill. See Note 7 for a further discussion of the impact of this change.

Other Expense (Income). Net other expense (interest and interest rate swap expense less interest income) was $3.5 million, or 2.3% of revenues, for the second quarter of fiscal 2002 as compared with $3.2 million, or 2.4% of revenues, for the second quarter of fiscal 2001. During the second quarter of fiscal 2002 the Company recorded a $2.3 million interest charge which is an estimate of the interest which will be due from settling a revenue agent review with the IRS. Excluding this charge, net other expense would have been $1.2 million, or 0.8% of revenues, in the fiscal 2002 second quarter. The decrease in net other expense is attributable to lower interest rates and reduced debt in the second quarter of fiscal 2002 as well as interest rate swap income of $0.3 million in the second quarter of fiscal 2002 as compared with expense of $1.1 million in the second quarter of fiscal 2001 resulting from the change in the fair value of the Company's $40 million notional amount interest rate swap agreement.

Income Taxes. The Company's effective income tax rate was 38.0% for both the second quarter of fiscal 2002 and the second quarter of fiscal 2001.

LIQUIDITY AND CAPITAL RESOURCES

Shareholders' equity at March 2, 2002 was $296.8 million, or 78.1% of total capitalization.

During the twenty-seven weeks ended March 2, 2002 net cash provided by operating activities ($31.7 million) was primarily used for capital expenditures ($18.0 million), debt repayment ($11.6 million) and dividends ($1.3 million).

The Company had $6.0 million in cash and $79.0 million available on its $170 million unsecured line of credit with a syndicate of banks as of March 2, 2002. The Company expects to pay approximately $15 million by August, 2002 resulting from the settlement of a revenue agent review with the IRS as discussed above. The Company believes its generated cash from operations and its borrowing capacity will adequately cover its foreseeable capital requirements.

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

SAFE HARBOR FOR FORWARD LOOKING STATEMENTS

Forward looking statements contained in this quarterly report are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995 and are highly dependent upon a variety of important factors that could cause actual results to differ materially from those reflected in such forward looking statements. These forward-looking statements are subject to certain risks and uncertainties. The words "anticipate" and "should," and other expressions that indicate future events and trends identify forward-looking statements. Actual future results may differ materially from those anticipated depending on a variety of factors, including, but not limited to, performance of acquisitions; economic and business changes; fluctuations in the cost of materials, fuel and labor; economic and other developments associated with the on-going war on terrorism including the instability created by the escalating conflict in the Middle East; strikes and unemployment levels; demand and price for the Company's products and services; improvement in under performing rental operations; and the outcome of pending and future litigation and environmental matters.

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

Interest Rate Risk

The Company is exposed to market risk from changes in interest rates which may adversely affect its financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, the Company manages exposures through its regular operating and financing activities. In fiscal 2000, the Company entered into an interest rate swap agreement with a bank, notional amount $40 million, maturing October 13, 2004. The Company pays a fixed rate of 6.38% and receives a variable rate tied to the three month LIBOR rate. As of March 2, 2002, the applicable variable rate was 1.83%. On October 15, 2002 the bank has the option to terminate the swap agreement without further obligation to make payments to the Company. In fiscal 2001, the Company entered into a second interest rate swap agreement with a bank, notional amount $20 million, maturing June 5, 2003. The Company pays a fixed rate of 4.69% and receives a variable rate tied to the three month LIBOR rate. As of March 2, 2002, the applicable variable rate was 2.01%. See Note 6 for details on the Company's derivative instruments and hedging activities.

The Company is exposed to interest rate risk primarily through its borrowings under its $170 million unsecured line of credit with a syndicate of banks. Under the line of credit, the Company may borrow funds at variable interest rates based on the Eurodollar rate or the bank's money market rate, as selected by the Company. As of March 2, 2002 and February 24, 2001, the fair market value of the Company's outstanding debt approximates its carrying value.

Other

During 2001, the Company entered into natural gas swap agreements to mitigate the commodity price risk associated with the natural gas used at certain laundry facilities. These agreements were based on forecasted monthly usage for certain laundry facilities through December 2002. As of March 2, 2002, the Company had hedged approximately 657 MMBtus, paying fixed prices between $3.79 and $3.92 and receiving variable prices based on the New York Mercantile Exchange closing prices for each month during the lives of the contracts. The swap agreements meet the required criteria as defined in SFAS No. 133 to use special hedge accounting as cash flow hedges. As a result, the Company has recorded income of $45, net of tax of $30, and $97, net of tax of $65 for the twenty-seven and thirteen weeks ended March 2, 2002, respectively, through other comprehensive income, for the change in the fair value of the swap agreements. These amounts will be recognized in operating costs in the accompanying consolidated statements of income as the natural gas is used in the laundry facilities.

                           PART II - OTHER INFORMATION

                                    FORM 10-Q
                      UNIFIRST CORPORATION AND SUBSIDIARIES


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Shareholders was held on January 8, 2002. Ronald
D. Croatti and Donald J. Evans were reelected and Anthony F. DiFillippo was elected to the Board of Directors. With respect to Mr. Croatti, 7,051,893 shares of Common Stock and 9,841,552 shares of Class B Common Stock were voted for his election and 871,261 shares of Common Stock and no shares of Class B Common Stock were withheld from voting for his election. With respect to Mr. Evans, 7,682,549 shares of Common Stock and 9,841,552 shares of Class B Common Stock were voted for his election and 240,605 shares of Common Stock and no shares of Class B Common Stock were withheld from voting for his election. With respect to Mr. DiFillippo, 7,702,139 shares of Common Stock and 9,841,552 shares of Class B Common Stock were voted for his election and 221,015 shares of Common Stock and no shares of Class B Common Stock were withheld from voting for his election. The terms of office of Ms. Cynthia Croatti and Messrs. Albert Cohen and Phillip
L. Cohen continued after the meeting.

At the annual meeting of shareholders, the shareholders also approved an amendment to the Corporation's 1996 Stock Incentive Plan (the "Plan"), which authorized the issuance of an additional 300,000 shares of Common Stock for issuance under the Plan. With respect to this proposed amendment, 2,435,301 shares of Common Stock and 9,841,552 shares of Class B Common Stock were voted in favor of approving such amendment, 29,570 shares of Common Stock and no shares of Class B Common Stock were voted against such approval and no shares of Common Stock or Class B Common Stock abstained from voting on the matter.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits: None

(b) Reports on Form 8-K: None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

                                               UNIFIRST CORPORATION


                                               /s/ RONALD D. CROATTI
                                          ------------------------------
                                                 Ronald D. Croatti
                                        President and Chief Executive Officer

Date: April 16, 2002


                                               /s/ JOHN B. BARTLETT
                                          ------------------------------
                                                  John B. Bartlett
                                                Senior Vice President
                                             and Chief Financial Officer