Form 10-Q
period 2002-06-01
UNIFIRST CORP
filed 2002-07-16
CIK 717954

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.
                                      20549



                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934



For the quarter ended                                       Commission File
    June 1, 2002                                             Number 1-8504


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

                                 Yes [X]   No [ ]


The number of outstanding shares of the registrant's Common Stock and Class B Common Stock as of July 8, 2002 were 9,013,054 and 10,212,144, respectively.

PART 1 - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
FORM 10-Q
UNIFIRST CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

    (In thousands, except per share data)                 June 1,     August 25,     May 26,
                                                            2002          2001*         2001
--------------------------------------------------------------------------------------------
Assets
Current assets:
   Cash                                                 $  3,538      $  5,699      $  8,302
   Receivables                                            58,811        55,427        58,210
   Inventories                                            27,442        22,320        22,880
   Rental merchandise in service                          52,905        56,677        59,054
   Prepaid expenses                                          241           275           296
--------------------------------------------------------------------------------------------
      Total current assets                               142,937       140,398       148,742
--------------------------------------------------------------------------------------------
Property and equipment:
   Land, buildings and leasehold improvements            203,268       199,084       199,567
   Machinery and equipment                               225,868       224,143       220,186
   Motor vehicles                                         60,869        57,620        57,630
--------------------------------------------------------------------------------------------
                                                         490,005       480,847       477,383
   Less - accumulated depreciation                       221,723       215,154       208,949
--------------------------------------------------------------------------------------------
                                                         268,282       265,693       268,434
--------------------------------------------------------------------------------------------
Goodwill, net                                             54,610        54,579        54,950
Other intangible assets                                   23,128        26,110        25,373
Other assets                                               5,196         5,033         4,565
--------------------------------------------------------------------------------------------
                                                        $494,153      $491,813      $502,064
============================================================================================

Liabilities and Shareholders' Equity
Current liabilities:
   Current maturities of long-term obligations          $  1,392      $  1,664      $  1,900
   Notes payable                                           1,283         1,344         1,315
   Accounts payable                                       14,555        19,334        13,070
   Accrued liabilities                                    59,102        55,242        57,913
   Accrued and deferred income taxes                       2,944        11,928        12,966
--------------------------------------------------------------------------------------------
      Total current liabilities                           79,276        89,512        87,164
--------------------------------------------------------------------------------------------
Long-term obligations, net of current maturities          85,794        93,131       111,000
Deferred income taxes                                     24,503        23,625        22,760
--------------------------------------------------------------------------------------------
Shareholders' equity:
   Preferred stock, $1.00 par value; 2,000,000
     shares authorized; none issued                           --            --            --
   Common stock, $.10 par value; 30,000,000
     shares authorized; issued
     10,548,109 shares                                     1,055         1,052         1,051
   Class B Common stock, $.10 par value; 20,000,000
     shares authorized; issued and outstanding
     10,212,144 shares                                     1,021         1,024         1,025
   Treasury stock, 1,535,055 shares, at cost             (24,756)      (24,755)      (24,755)
   Capital surplus                                        12,503        12,438        12,438
   Retained earnings                                     317,706       299,313       294,205
   Accumulated other comprehensive loss                   (2,949)       (3,527)       (2,824)
--------------------------------------------------------------------------------------------
      Total shareholders' equity                         304,580       285,545       281,140
--------------------------------------------------------------------------------------------
                                                        $494,153      $491,813      $502,064
============================================================================================

* Condensed from audited financial statements

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORM 10-Q
UNIFIRST CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

                                                                Forty   Thirty-nine      Thirteen      Thirteen
                                                          weeks ended   weeks ended   weeks ended   weeks ended
(In thousands, except per share data)                          June 1,       May 26,       June 1,       May 26,
                                                                 2002          2001          2002          2001
---------------------------------------------------------------------------------------------------------------
Revenues                                                     $438,407      $418,196      $144,259      $140,625
---------------------------------------------------------------------------------------------------------------

Costs and expenses:
   Operating costs                                            263,939       258,953        86,035        87,108
   Selling and administrative expenses                        106,649        94,638        34,836        31,749
   Depreciation and amortization                               28,175        28,156         9,667         9,437
---------------------------------------------------------------------------------------------------------------
                                                              398,763       381,747       130,538       128,294
---------------------------------------------------------------------------------------------------------------
Income from operations                                         39,644        36,449        13,721        12,331
---------------------------------------------------------------------------------------------------------------

Other expense (income):
   Interest expense                                             7,547         7,440         1,704         2,336
   Interest income                                             (1,133)         (871)         (308)         (289)
   Interest rate swap expense                                     447         1,678           176            33
---------------------------------------------------------------------------------------------------------------
                                                                6,861         8,247         1,572         2,080
---------------------------------------------------------------------------------------------------------------
Income before income taxes                                     32,783        28,202        12,149        10,251
Provision for income taxes                                     12,458        10,717         4,617         3,895
---------------------------------------------------------------------------------------------------------------
Net income                                                   $ 20,325      $ 17,485      $  7,532      $  6,356
===============================================================================================================
Weighted average number of shares outstanding --  basic        19,221        19,413        19,223        19,256
===============================================================================================================
Weighted average number of shares outstanding -- diluted       19,275        19,421        19,293        19,274
===============================================================================================================
Net income per share -- basic                                $   1.06      $   0.90      $   0.39      $   0.33
===============================================================================================================
Net income per share -- diluted                              $   1.05      $   0.90      $   0.39      $   0.33
===============================================================================================================

The accompanying notes are an integral part of these condensed consolidated financial statements.

FORM 10-Q
UNIFIRST CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

                                                                   Forty   Thirty-Nine
                                                             weeks ended   weeks ended
        (In thousands)                                            June 1,       May 26,
                                                                    2002          2001
--------------------------------------------------------------------------------------
Cash flows from operating activities:
Net Income                                                      $ 20,325      $ 17,485
  Adjustments:
    Depreciation                                                  24,184        22,875
    Amortization of other assets                                   3,991         5,281
    Interest rate swap expense                                       447         1,678
    Changes in assets and liabilities, net of acquisitions:
      Receivables                                                 (3,354)       (4,340)
      Inventories                                                 (5,044)        4,497
      Rental merchandise in service                                3,801        (3,205)
      Prepaid expenses                                                34             2
      Accounts payable                                            (5,034)       (6,486)
      Accrued liabilities                                          3,406         9,093
      Accrued and deferred income taxes                           (8,998)          717
      Deferred income taxes                                          872           750
--------------------------------------------------------------------------------------
  Net cash provided by operating activities                       34,630        48,347
--------------------------------------------------------------------------------------

Cash flows from investing activities:
Capital expenditures                                             (26,719)      (26,140)
Increase in other assets                                          (2,026)         (855)
--------------------------------------------------------------------------------------
  Net cash used in investing activities                          (28,745)      (26,995)
--------------------------------------------------------------------------------------

Cash flows from financing activities:
Increase in debt                                                      99           831
Reduction of debt                                                 (6,277)      (14,356)
Repurchase of common stock                                            --        (4,706)
Proceeds from exercise of stock options                               64            --
Cash dividends                                                    (1,932)       (1,956)
--------------------------------------------------------------------------------------
  Net cash used in financing activities                           (8,046)      (20,187)
--------------------------------------------------------------------------------------

Net increase (decrease) in cash                                   (2,161)        1,165
Cash at beginning of period                                        5,699         7,137
--------------------------------------------------------------------------------------
Cash at end of period                                           $  3,538      $  8,302
======================================================================================

Supplemental disclosure of cash flow information:
Interest paid                                                   $  7,555      $  5,888
Income taxes paid                                                 20,564         9,325
======================================================================================

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                    FORM 10-Q
                      UNIFIRST CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                     FOR THE FORTY WEEKS ENDED JUNE 1, 2002


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

4. The components of comprehensive income for the forty and thirteen week periods ended June 1, 2002 and the thirty-nine and thirteen week periods ended May 26, 2001 were as follows:

                                                        Forty    Thirty-nine       Thirteen       Thirteen
                                                  weeks ended    weeks ended    weeks ended    weeks ended
         (in thousands)                                June 1,        May 26,        June 1,        May 26,
                                                         2002           2001           2002           2001
     ------------------------------------------------------------------------------------------------------
     Net income                                       $20,325        $17,485         $7,532         $6,356

     Other comprehensive income (loss):
       Foreign currency translation adjustments           252          (855)            423             74
       Change in fair value of derivative
         instruments, net of tax                          326             --            414             --
                                                  ---------------------------------------------------------
     Comprehensive income                             $20,903        $16,630         $8,369         $6,430
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

     In October 1999, the Company entered into an interest rate swap agreement with a bank, notional amount $40,000, maturing October 13, 2004. The Company pays a fixed rate of 6.38% and receives a variable rate tied to the three month LIBOR rate. As of June 1, 2002, the applicable variable rate was 1.98%. On October 15, 2002 the bank has the option to terminate the swap agreement without further obligation to make payments to the Company. Since this swap agreement does not meet the required criteria necessary to use special hedge accounting, the Company has recorded charges of $447 and $1,678 for the forty weeks ended June 1, 2002 and thirty-nine weeks ended May 26, 2001, respectively, and charges of $176 and $33 for the thirteen weeks ended June 1, 2002 and May 26, 2001, respectively, through other expense, as a result of the change in the fair value of the swap agreement.

     In June 2001, the Company entered into a second interest rate swap agreement with a bank, notional amount $20,000, maturing June 5, 2003. The Company pays a fixed rate of 4.69% and receives a variable rate tied to the three month LIBOR rate. As of June 1, 2002, the applicable variable rate was 1.90%. This swap agreement meets the required criteria as defined in SFAS No. 133 to use special hedge accounting, and the Company has recorded charges of $189, net of tax of $126, and $56, net of tax of $37 for the forty and thirteen weeks ended June 1, 2002, respectively, through other comprehensive income, for the change in the fair value of the swap agreement.

     During 2001, the Company entered into natural gas swap agreements to mitigate the commodity price risk associated with the natural gas used at certain laundry facilities. During the third quarter of fiscal 2002 the Company liquidated these natural gas swap agreements. The impact of this liquidation was not material to the Company's financial condition or results of operations.

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

     In June 2001, the FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses financial accounting and reporting for goodwill and other intangible assets. SFAS No. 142 supersedes APB Opinion No. 17, "Intangible Assets." The Company adopted SFAS No. 142 effective August 26, 2001. The provisions of SFAS No. 142 were applied to all goodwill and other intangible assets recognized in the Company's consolidated financial statements as of August 26, 2001. There were no impairment losses related to goodwill and indefinite-lived intangible assets due to the application of SFAS No. 142.

     Upon adoption of SFAS No. 142, the Company discontinued the amortization of goodwill. The following table presents a reconciliation of net income and earnings per share, adjusted for the exclusion of goodwill, net of tax:

                                                  Forty     Thirty-nine       Thirteen       Thirteen
                                            weeks ended     weeks ended    weeks ended    weeks ended
   (in thousands)                                June 1,         May 26,        June 1,        May 26,
                                                   2002            2001           2002           2001
-----------------------------------------------------------------------------------------------------
Reported net income                             $20,325         $17,485         $7,532         $6,356
Add: Goodwill amortization, net of tax               --           1,178             --            584
                                            ---------------------------------------------------------
Adjusted net income                              20,325          18,663          7,532          6,940
                                            =========================================================
Reported basic earnings per share                 $1.06           $0.90          $0.39          $0.33
Add: Goodwill amortization, net of tax               --            0.06             --           0.03
                                            ---------------------------------------------------------
Adjusted basic earnings per share                 $1.06           $0.96          $0.39          $0.36
                                            =========================================================
Reported diluted earnings per share               $1.05           $0.90          $0.39          $0.33
Add: Goodwill amortization, net of tax               --            0.06             --           0.03
                                            ---------------------------------------------------------
Adjusted diluted earnings per share               $1.05           $0.96          $0.39          $0.36
                                            =========================================================

     Information regarding the Company's other intangible assets are as follows:

                                                  AS OF JUNE 1, 2002
                                                  ------------------

                                                       Carrying     Accumulated
                                                         Amount    Amortization          Net
                                                  ------------------------------------------
Customer contracts, restrictive covenants
   and other assets arising from acquisitions          $ 64,945         $41,817      $23,128
Goodwill                                                 63,801           9,191       54,610
                                                  ------------------------------------------
Total                                                  $128,746         $51,008      $77,738
                                                  ==========================================

                                                  AS OF AUGUST 25, 2001
                                                  ---------------------

                                                       Carrying     Accumulated
                                                         Amount    Amortization          Net
                                                  ------------------------------------------
Customer contracts, restrictive covenants
   and other assets arising from acquisitions          $ 63,926         $37,816      $26,110
Goodwill                                                 63,770           9,191       54,579
                                                  ------------------------------------------
Total                                                  $127,696         $47,007      $80,689
                                                  ==========================================

                                                  AS OF MAY 26, 2001
                                                  ------------------

                                                       Carrying     Accumulated
                                                         Amount    Amortization          Net
                                                  ------------------------------------------
Customer contracts, restrictive covenants
   and other assets arising from acquisitions          $ 61,938         $36,565      $25,373
Goodwill                                                 63,634           8,684       54,950
                                                  ------------------------------------------
Total                                                  $125,572         $45,249      $80,323
                                                  ==========================================

     Amortization expense for the forty and thirteen weeks ended June 1, 2002 was $3,991 and $1,401, respectively. Amortization expense for the thirty-nine and thirteen weeks ended May 26, 2001 was $5,281 and $1,785, respectively. Estimated amortization expense for each of the following fiscal years based on the intangible assets as of June 1, 2002 is as follows:

                  2002      $5,151
                  2003       3,997
                  2004       3,249
                  2005       3,212
                  2006       3,163

8. In June 2001, the FASB approved the issuance of SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 establishes accounting standards for the recognition and measurement of legal obligations associated with the retirement of tangible long-lived assets and requires recognition of a liability for an asset retirement obligation in the period in which it is incurred. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company will adopt SFAS No. 143 on September 1, 2002, but has not yet determined the impact of adopting this statement.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company will adopt SFAS No. 144 on September 1, 2002, but has not yet determined the impact of adopting this statement.

                                    FORM 10-Q
                      UNIFIRST CORPORATION AND SUBSIDIARIES

             ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

                     FOR THE FORTY WEEKS ENDED JUNE 1, 2002


RESULTS OF OPERATIONS

FORTY WEEKS OF FISCAL 2002 COMPARED WITH THIRTY-NINE WEEKS OF FISCAL 2001

Revenues. Revenues for the first forty weeks of fiscal 2002 increased $20.2 million or 4.8% to $438.4 million as compared with $418.2 million for the first thirty-nine weeks of fiscal 2001. This increase can be attributed to an extra week of revenue in fiscal 2002 (2.6%), increased revenue from the UniTech nuclear garment services business (1.7%), and growth from existing operations and price increases in the core uniform rental and first aid business (0.5%).

Operating Costs. Operating costs increased to $263.9 million for the first nine months of fiscal 2002 as compared with $259.0 million for the first nine months of fiscal 2001. As a percentage of revenues, operating costs decreased to 60.2% from 61.9% for these periods, primarily due to lower merchandise costs as the Company continued to see benefits from its in-plant stockrooms and higher contribution from its manufacturing operations. The Company also benefited from the strong performance of its UniTech nuclear garment services business and had slightly lower energy related costs.

Selling and Administrative Expenses. The Company's selling and administrative expenses increased to $106.6 million, or 24.3% of revenues, for the first nine months of fiscal 2002 as compared with $94.6 million, or 22.6% of revenues, for the first nine months of fiscal 2001. In the first quarter of fiscal 2001 these costs were favorably impacted by a $1.1 million settlement from a lawsuit related to the Company's UniTech nuclear garment services business. Excluding this settlement, these expenses would have been $95.7 million, or 22.9% of revenues, in the first nine months of fiscal 2001. The increase in selling and administrative expenses is primarily attributable to higher selling costs as the Company has expanded its sales force, and increased employee health care costs.

Depreciation and Amortization. The Company's depreciation and amortization expense was $28.2 million for both the first nine months of fiscal 2002 and the first nine months of fiscal 2001. As a percentage of revenues, depreciation and amortization expense decreased to 6.4% from 6.7% for these periods, primarily as a result of the adoption of SFAS No. 142 in the first quarter of fiscal 2002, whereby the Company ceased the amortization of goodwill. See Note 7 for a further discussion of the impact of adopting this statement.

Other Expense (Income). Net other expense (interest and interest rate swap expense less interest income) was $6.9 million, or 1.6% of revenues, for the first nine months of fiscal 2002 as compared with $8.2 million, or 2.0% of revenues, for the first nine months of fiscal 2001. During the second quarter of fiscal 2002 the Company recorded a $2.3 million interest charge which is an estimate of the interest due from settling a revenue agent review with the IRS. Excluding this charge, net other expense would have been $4.6 million, or 1.0% of revenues, in the first nine months of fiscal 2002. The decrease in net other expense is attributable to lower interest rates and reduced debt in the first nine months of fiscal 2002 as well as lower interest rate swap expense resulting from the change in the fair value of the Company's $40 million notional amount interest rate swap agreement.

Income Taxes. The Company's effective income tax rate was 38.0% for both the first nine months of fiscal 2002 and the first nine months of fiscal 2001.

THIRTEEN WEEKS ENDED JUNE 1, 2002 COMPARED TO THIRTEEN WEEKS ENDED MAY 26, 2001

Revenues. Fiscal 2002 third quarter revenues increased $3.6 million or 2.6% to $144.3 million as compared with $140.6 million for the third quarter of fiscal 2001. This increase is entirely attributable to increased revenue from the UniTech nuclear garment services business.

Operating Costs. Operating costs decreased to $86.0 million, or 59.6% of revenues, for the third quarter of fiscal 2002 as compared with $87.1 million, or 61.9% of revenues, for the third quarter of fiscal 2001, primarily due to lower merchandise costs as the Company continued to see benefits from its in-plant stockrooms and higher contribution from its manufacturing operations. The Company also benefited from the strong performance of its UniTech nuclear garment services business.

Selling and Administrative Expenses. The Company's selling and administrative expenses increased to $34.8 million, or 24.1% of revenues, for the third quarter of fiscal 2002 as compared with $31.7 million, or 22.6% of revenues, for the third quarter of fiscal 2001. The increase in selling and administrative expenses is primarily attributable to higher selling costs and increased employee health care costs.

Depreciation and Amortization. The Company's depreciation and amortization expense was $9.7 million, or 6.7% of revenues, for the third quarter of fiscal 2002 as compared with $9.4 million, or 6.7% of revenues for the third quarter of fiscal 2001. The increase in depreciation and amortization expense is primarily the result of higher depreciation costs. This increase was offset by lower amortization expense, primarily due to the adoption of SFAS No. 142 in the first quarter of fiscal 2002, whereby the Company ceased the amortization of goodwill. See Note 7 for a further discussion of the impact of adopting this statement.

Other Expense (Income). Net other expense (interest and interest rate swap expense less interest income) was $1.6 million, or 1.1% of revenues, for the third quarter of fiscal 2002 as compared with $2.1 million, or 1.5% of revenues, for the third quarter of fiscal 2001. The decrease in net other expense is attributable to lower interest rates and reduced debt in the third quarter of fiscal 2002.

Income Taxes. The Company's effective income tax rate was 38.0% for both the third quarter of fiscal 2002 and the third quarter of fiscal 2001.

LIQUIDITY AND CAPITAL RESOURCES

Shareholders' equity at June 1, 2002 was $304.6 million, or 77.7% of total capitalization.

During the forty weeks ended June 1, 2002 net cash provided by operating activities ($34.6 million) was primarily used for capital expenditures ($26.7 million) and debt repayment ($6.3 million).

The Company had $3.5 million in cash and $75.0 million available on its $170 million unsecured line of credit with a syndicate of banks as of June 1, 2002. The Company believes that its cash generated from operations and its borrowing capacity will adequately cover its foreseeable capital requirements.

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

Interest Rate Risk

The Company is exposed to market risk from changes in interest rates which may adversely affect its financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, the Company manages exposures through its regular operating and financing activities. In fiscal 2000, the Company entered into an interest rate swap agreement with a bank, notional amount $40 million, maturing October 13, 2004. The Company pays a fixed rate of 6.38% and receives a variable rate tied to the three month LIBOR rate. As of June 1, 2002, the applicable variable rate was 1.98%. On October 15, 2002 the bank has the option to terminate the swap agreement without further obligation to make payments to the Company. In fiscal 2001, the Company entered into a second interest rate swap agreement with a bank, notional amount $20 million, maturing June 5, 2003. The Company pays a fixed rate of 4.69% and receives a variable rate tied to the three month LIBOR rate. As of June 1, 2002, the applicable variable rate was 1.90%. See Note 6 for details on the Company's derivative instruments and hedging activities.

The Company is exposed to interest rate risk primarily through its borrowings under its $170 million unsecured line of credit with a syndicate of banks. Under the line of credit, the Company may borrow funds at variable interest rates based on the Eurodollar rate or the bank's money market rate, as selected by the Company. As of June 1, 2002 and May 26, 2001, the fair market value of the Company's outstanding debt approximates its carrying value.

Other

During 2001, the Company entered into natural gas swap agreements to mitigate the commodity price risk associated with the natural gas used at certain laundry facilities. During the third quarter of fiscal 2002 the Company liquidated these natural gas swap agreements. The impact of this liquidation was not material to the Company's financial condition or results of operations.

                           PART II - OTHER INFORMATION

                                    FORM 10-Q
                      UNIFIRST CORPORATION AND SUBSIDIARIES


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits: None

(b) Reports on Form 8-K:

On June 27, 2002, the Company filed a Form 8-K to report the change in the Registrant's Certifying Accountant. On June 24, 2002, the Company's Board of Director's decided to no longer engage Arthur Andersen LLP as its independent auditors and instead engage Ernst & Young LLP to serve as the Company's independent auditors for the year ending August 31, 2002.

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


Date: July 16, 2002


                              /s/ JOHN B. BARTLETT
                              --------------------
                                John B. Bartlett
                              Senior Vice President
                           and Chief Financial Officer