Form 10-K
period 2002-08-31
UNIFIRST CORP
filed 2002-11-27
CIK 717954

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended August 31, 2002

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

Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of each exchange on
         Title of Class                            which shares are traded
    ------------------------                      -------------------------
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
                                  Yes   X      No
                                      ------      ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
[   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
                                  Yes   X      No
                                      ------      ------

The number of outstanding shares of UniFirst Corporation Common Stock and Class B Common Stock at November 15, 2002 were 9,020,054 and 10,205,144, respectively. The aggregate market value of shares held by non-affiliates of the Company as of the end of the last business day of UniFirst's most recently completed second fiscal quarter was $196,967,420 (based upon the closing price of the Company's Common Stock on the New York Stock Exchange on said date and assuming the market value of a share of Class B Common Stock (which is generally non-transferable, but is convertible at any time into one share of Common Stock) is identical to the market value of the Common Stock).

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's 2002 Annual Report to Shareholders and the Company's Proxy Statement for its 2003 Annual Meeting of Shareholders (which will be filed with the Securities and Exchange Commission within 120 days after the close of the 2002 fiscal year) are incorporated by reference into Parts II, III and IV hereof.

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

ITEM 1.  BUSINESS

GENERAL

UniFirst Corporation (the "Company") is one of the largest providers of workplace uniforms and protective clothing in the United States. The Company designs , manufactures, rents, cleans, delivers, and sells a wide range of uniforms and protective clothing, including shirts, pants, jackets, coveralls, jumpsuits, lab coats, smocks and aprons, and also rents industrial wiping products, floormats and other non-garment items, to a variety of manufacturers, retailers and service companies. The Company serves businesses of all sizes in numerous industry categories. Typical customers include automobile service centers and dealers, delivery services, food and general merchandise retailers, food processors and service operations, light manufacturers, maintenance facilities, restaurants, service companies, soft and durable goods wholesalers, transportation companies, and others who require employee clothing for image, identification, protection or utility purposes. At certain specialized facilities, the Company also decontaminates and cleans work clothes that may have been exposed to radioactive materials and services special cleanroom protective wear. Typical customers for these specialized services include government agencies, research and development laboratories, high technology companies and utilities operating nuclear reactors. In fiscal 2002, the Company generated $578.9 million in revenue, of which approximately 63% was from the rental of uniforms and protective clothing, 26% was from the rental of non-garment items, 9% was from garment decontamination services, and 2% was from the direct sale of garments.

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


CUSTOMERS

The Company serves businesses of all sizes in numerous industry categories. Typical customers include automobile service centers and dealers, delivery services, food processors and service operations, light manufacturers, maintenance facilities, restaurants, service companies, soft and durable goods wholesalers, transportation companies, and others who require employee clothing for image, identification, protection or utility purposes. The Company currently services over 150,000 customer locations in 46 of the United States, Canada and Europe from approximately 140 customer service centers and distribution centers.

MARKETING AND CUSTOMER SERVICE

The Company employs trained sales representatives whose sole function is to market the Company's services to potential customers and develop new accounts. The Company also utilizes its route salespeople to maximize sales to existing customers, such as by offering garment rental customers the opportunity to purchase non-garment items. Potential customers are contacted by mail, by telephone and in-person. Sales representatives develop their appointments through the use of an extensive, proprietary database of pre-screened and qualified business prospects. This database is built through responses to the Company's promotional initiatives, through contacts via its World Wide Web site and trade shows and through the selective use of purchased lists. The Company also endeavors to elevate its brand identity through certain advertising and promotional initiatives.

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

COMPETITION

The uniform rental and sales industry is highly competitive. The Company believes that the top four companies in the uniform rental segment of the industry currently generate over half of the industry's volume. The remainder of the market, however, is divided among more than 600 smaller businesses, many of which serve one or a limited number of markets or geographic service areas and generate annual revenues of less than $1.0 million, and a small group of which have revenues of up to approximately $200 million. Although the Company is one of the larger companies engaged in the uniform rental and sales business, there are other firms in the industry which are larger and have greater financial resources than the Company. The Company's leading competitors include Aramark Corporation, Cintas Corporation and G&K Services, Inc. In addition to its traditional rental competitors, the Company may increasingly compete in the future with businesses that focus on selling uniforms and other related items. The principal methods of competition in the industry are quality of service and price. The Company also competes with industry competitors for acquisitions, which has the effect of increasing the price for acquisitions and reducing the number of available acquisition candidates. The Company believes that its ability to compete effectively is enhanced by the superior customer service and support that it provides its customers.

MANUFACTURING AND SOURCING

The Company manufactured approximately 55% of all garments which it placed in service during fiscal 2002. These were primarily work pants manufactured at its plant in Ebano, San Luis Potosi, Mexico and shirts manufactured at its plants in Cave City, Arkansas and Valles, San Luis Potosi, Mexico. During fiscal 2002 the Company completed construction of a manufacturing plant in Valles, San Luis Potosi, Mexico and closed its manufacturing operation in Cave City, Arkansas. The balance of the garments used in its programs are purchased from a variety of industry suppliers. While the Company currently acquires the raw materials with which it produces its garments from a limited number of suppliers, the Company believes that such materials are readily available from other sources. To date, the Company has experienced no significant difficulty in obtaining any of its raw materials or supplies.

EMPLOYEES

At August 31, 2002, the Company employed approximately 7,800 persons, about 5% of whom are represented by unions pursuant to five separate collective bargaining agreements. The Company considers its employee relations to be good.

EXECUTIVE OFFICERS

     The executive officers of the Company are as follows:

       NAME                     AGE                    POSITION
       ----                     ---                    --------

Ronald D. Croatti                59         Chairman of the Board, President,
                                            and Chief Executive Officer

Cynthia Croatti                  47         Executive Vice President and
                                            Treasurer

John B. Bartlett                 61         Senior Vice President and
                                            Chief Financial Officer

Dennis G. Assad                  57         Senior Vice President, Sales
                                            and Marketing

Bruce P. Boynton                 54         Senior Vice President, Operations

David A. DiFillippo              45         Senior Vice President, Operations


The principal occupation and positions for the past five years of the executive officers named above are as follows:

Ronald D. Croatti joined the Company in 1965. Mr. Croatti became Chairman of the Board in fiscal 2002. He has served as Chief Executive Officer since 1991 and President since August 31, 1995. Mr. Croatti has overall responsibility for the management of the Company.

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

Dennis G. Assad joined the Company in 1975. Mr. Assad has served as Senior Vice President, Sales and Marketing since 1995 and has primary responsibility for overseeing the sales and marketing functions of the Company.

Bruce P. Boynton joined the Company in 1976. Mr. Boynton has served as Senior Vice President, Operations since January, 2001, is the chief operating officer for the Company's Canadian operations and has primary responsibility for overseeing the operations of certain regions in the United States. Prior to January, 2001, Mr. Boynton had served as Vice President, Operations since 1986.

David A. DiFillippo joined the Company in 1979. Mr. DiFillippo has served as Senior Vice President, Operations since January, 2002, and has primary responsibility for overseeing the operations of certain regions in the United States. Prior to January, 2002, Mr. DiFillippo had served as Vice President, Central Rental Group since January, 2000. Prior to January, 2000, Mr. DiFillippo had served as a Regional General Manager.

Ronald D. Croatti and Cynthia Croatti are siblings.

ENVIRONMENTAL MATTERS

The Company and its operations are subject to various federal, state and local laws and regulations governing, among other things, the generation, handling, storage, transportation, treatment and disposal of hazardous wastes and other substances. In particular, industrial laundries use and must dispose of detergent waste water and other residues. The Company is attentive to the environmental concerns surrounding the disposal of these materials and has through the years taken measures to avoid their improper disposal. In the past, the Company has settled, or contributed to the settlement of, actions or claims brought against the Company relating to the disposal of hazardous materials and there can be no assurance that the Company will not have to expend material amounts to remediate the consequences of any such disposal in the future. Further, under environmental laws, an owner or lessee of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances located on or in or emanating from such property, as well as related costs of investigation and property damage. Such laws often impose liability without regard to whether the owner or lessee knew of or was responsible for the presence of such hazardous or toxic substances. There can be no assurances that acquired or leased locations have been operated in compliance with environmental laws and regulations or that future uses or conditions will not result in the imposition of liability upon the Company under such laws or expose the Company to third-party actions such as tort suits. The Company continues to address environmental conditions under terms of consent orders negotiated with the applicable environmental authorities or otherwise with respect to sites located in or related to Woburn, Massachusetts, Uvalde, Texas, Williamstown, Vermont, and Springfield, Massachusetts.

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

ITEM 2.  PROPERTIES

At August 31, 2002, the Company owned or occupied 144 facilities containing an aggregate of approximately 4.3 million square feet located in the United States, Canada, Mexico, Germany and the Netherlands. These facilities include the Company's 320,000 square foot Owensboro, Kentucky distribution center (which the Company believes is one of the largest and most advanced garment distribution facilities in the industry) and its many customer service locations. The Company owns 92 of these facilities, containing about 3.7 million square feet. The Company believes its industrial laundry facilities are among the most modern in the industry.

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


ITEM 3.  LEGAL PROCEEDINGS

From time to time the Company is subject to legal proceedings and claims arising from the conduct of its business operations, including litigation related to charges for certain ancillary services, personal injury claims, customer contract matters, employment claims and environmental matters as described above. The Company maintains insurance coverage providing indemnification against the majority of such claims and management does not expect that any material loss to the Company will be sustained as a result thereof.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

Incorporated by reference from the information provided as part of the Company's 2002 Annual Report to Shareholders.

ITEM 6.  SELECTED FINANCIAL DATA

Incorporated by reference from the information provided under the caption "Ten Year Financial Summary" which is incorporated herein by reference, as part of the Company's 2002 Annual Report to Shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Incorporated by reference from the information provided under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2002 Annual Report to Shareholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Incorporated by reference from the information provided under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2002 Annual Report to Shareholders.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and the accompanying notes, which are incorporated herein by reference from the Company's 2002 Annual Report to Shareholders, are indexed herein under Items 15(a)(1) and (2) of Part IV.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On June 27, 2002, the Company filed a Current Report on Form 8-K - ITEM 4. Changes to Registrant's Certifying Accountant. On June 24, 2002, the Board of Directors of the Company decided to no longer engage Arthur Andersen LLP as its independent auditors and instead engage Ernst & Young LLP to serve as the Company's independent auditors for the year ending August 31, 2002.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated by reference to the information provided under the caption "Election of Directors" in the Company's Proxy Statement for its 2003 Annual Meeting of Shareholders.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated by reference to the information provided under the caption "Summary Compensation Table", "Option Grants with Respect to Fiscal Year 2002", "Option Exercises and Year-End Holdings", "Supplemental Executive Retirement Plan" and "Stock Performance Graph" in the Company's Proxy Statement for its 2003 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference to the information provided under the captions "Election of Directors" and "Security Ownership of Management and Principal Shareholders" in the Company's Proxy Statement for its 2003 Annual Meeting of Shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference to the information provided under the caption "Certain Relationships and Related Transactions" in the Company's Proxy Statement for its 2003 Annual Meeting of Shareholders.

                                     PART IV

ITEM 14. CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures.

As required by the new Rule 13a-15 under the Securities Exchange Act of 1934, within the 90 days prior to the date of this report, the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. In connection with the new rules, the Company currently is in the process of further reviewing and documenting our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b)  Changes in internal controls.

     None.


ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The financial statements listed below are filed as part of this report:

1. and 2. FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES.

The financial statements listed below are incorporated herein by reference from the Company's 2002 Annual Report to Shareholders.

Consolidated balance sheets as of August 31, 2002 and August 25, 2001

Consolidated statements of income for each of the three years in the period ended August 31, 2002

Consolidated statements of shareholders' equity for each of the three years in the period ended August 31, 2002

Consolidated statements of cash flows for each of the three years in the period ended August 31, 2002

Notes to consolidated financial statements

  Report of Ernst & Young LLP, Independent Auditors

  Report of Arthur Andersen LLP, Independent Public Accountants

The following additional schedule is filed herewith:

Schedule II - Valuation and qualifying accounts and reserves for each of the three years in the period ended August 31, 2002.

  Report of Ernst & Young LLP, Independent Auditors

  Report of Arthur Andersen LLP, Independent Public Accountants

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


(b) Reports filed on Form 8-K

     A Current Report on Form 8-K, Item 4. Changes to Registrant's Certifying Accountant was filed on June 27, 2002


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       UniFirst Corporation

                                       By: /s/ Ronald D. Croatti
                                           -----------------------------------
                                           Ronald D. Croatti
                                           President and Chief Executive Officer
Date: November 27, 2002



Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form-10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         NAME                          TITLE                         DATE
         ----                          -----                         ----

  /s/ Ronald D. Croatti          Principal Executive           November 27, 2002
---------------------------      Officer and Director
      Ronald D. Croatti


  /s/ John B. Bartlett           Principal Financial           November 27, 2002
-----------------------------    Officer and Principal
      John B. Bartlett           Accounting Officer


  /s/ Cynthia Croatti            Director                      November 27, 2002
-----------------------------
      Cynthia Croatti


  /s/ Donald J. Evans            Director                      November 27, 2002
-----------------------------
      Donald J. Evans


  /s/ Albert Cohen               Director                      November 27, 2002
-----------------------------
      Albert Cohen


  /s/ Phillip L. Cohen           Director                      November 27, 2002
-----------------------------
      Phillip L. Cohen


  /s/ Anthony F. DiFillippo      Director                      November 27, 2002
-----------------------------
      Anthony F. DiFillippo

CERTIFICATION (Principal Executive Officer)

I, Ronald D. Croatti, certify that:

1.   I have reviewed this annual report on Form 10-K of UniFirst Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November 27, 2002


                                      By: /s/ Ronald D. Croatti
                                          ---------------------------------
                                          Ronald D. Croatti,
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)

CERTIFICATION (Principal Financial Officer)

I, John B. Bartlett, certify that:

1.   I have reviewed this annual report on Form 10-K of UniFirst Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                           By: /s/ John B. Bartlett
 Date:  November 27, 2002                      --------------------------------
                                               John B. Bartlett
                                               Senior Vice President and Chief
                                               Financial Officer (Principal
                                               Financial Officer)

      REPORT OF INDEPENDENT AUDITORS AND INDEPENDENT PUBLIC ACCOUNTANTS ON
         SUPPLEMENTAL SCHEDULE TO THE CONSOLIDATED FINANCIAL STATEMENTS


Report of Ernst & Young LLP, Independent Auditors

Board of Directors and Shareholders
UniFirst Corporation and Subsidiaries

We have audited the consolidated financial statements of UniFirst Corporation and subsidiaries as of August 31, 2002, and for the year then ended, and have issued our report thereon dated November 11, 2002 (incorporated by reference in this Form 10-K). Our audit also included Schedule II--Valuation and Qualifying Accounts and Reserves as of August 31, 2002, and for the year then ended, included in this Annual Report on Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this schedule based on our audit. The financial statement schedule of UniFirst Corporation and subsidiaries as of August 25, 2001 and August 26, 2000, and for the two years then ended was subjected to the auditing procedures applied by other auditors, who have ceased operations, in connection with their audit of the consolidated financial statements for those two years and whose report dated October 31, 2001, indicated that such financial statement schedule fairly stated, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

In our opinion, the financial statement schedule as of August 31, 2002, and for the year then ended, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP
------------------------------------
Boston, Massachusetts
November 11, 2002

Report of Arthur Andersen LLP, Independent Public Accountants

To UniFirst Corporation:

We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in this Form 10-K, and have issued our report thereon dated October 31, 2001. Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The supplemental schedule to the consolidated financial statements listed as Item 15(a)(2) in the Form 10-K is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This supplemental schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein, in relation to the basic consolidated financial statements taken as a whole.

/s/ ARTHUR ANDERSEN LLP
--------------------------------------
Boston, Massachusetts
October 31, 2001

NOTE:
----
This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with UniFirst Corporation's filing on Form 10-K for the year ended August 25, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-K. See Exhibit 23.2 for further discussion.

UNIFIRST CORPORATION AND SUBSIDIARIES
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES FOR EACH
OF THE THREE YEARS IN THE PERIOD ENDED AUGUST 31, 2002

                                           Balance,        Charged to     Charges for       Balance,
                                          Beginning        Costs and     Which Reserves      End of
          Description                     of Period         Expenses      Were Created       Period
------------------------------------------------------------------------------------------------------
For the year ended August 31, 2002
----------------------------------
Allowance for doubtful accounts           $3,237,000        $3,326,000     $(3,876,000)     $2,687,000
                                          ==========        ==========     ===========      ==========
For the year ended August 25, 2001
----------------------------------

Allowance for doubtful accounts           $3,110,000        $3,357,000     $(3,230,000)     $3,237,000
                                          ==========        ==========     ===========      ==========

For the year ended August 26, 2000
----------------------------------

Allowance for doubtful accounts           $2,979,000        $2,739,000     $(2,608,000)     $3,110,000
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

EXHIBIT 10-D         UniFirst Corporation 1996 Stock Incentive Plan, as amended*

EXHIBIT 13 The Company's 2002 Annual Report to Shareholders (filed herewith to the extent expressly incorporated by reference herein).

EXHIBIT 21           List of subsidiaries of the Company

EXHIBIT 23.1         Consent of Ernst & Young LLP, Independent Auditors

EXHIBIT 23.2         Information Regarding Consent of Arthur Andersen LLP


* Filed herewith.