Form 10-Q
period 2002-11-30
UNIFIRST CORP
filed 2003-01-14
CIK 717954

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.
                                      20549

                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended                                       Commission File
  November 30, 2002                                          Number 1-8504


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

                              Yes [X]     No [ ]

The number of outstanding shares of UniFirst Corporation Common Stock and Class B Common Stock as of January 6, 2003 were 8,962,379 and 10,205,144 respectively.

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
UNIFIRST CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

          (In thousands, except per share data)                    November 30,     August 31,      November 24,
                                                                       2002            2002             2001
                                                                   -----------      ----------      -----------
Assets
Current assets:
   Cash and cash equivalents                                       $       484      $    4,333      $     9,260
   Receivables, less reserves of $2,953, $2,687, and
         $3,752, respectively                                           63,384          54,587           61,148
   Inventories                                                          21,860          24,807           22,769
   Rental merchandise in service                                        59,401          56,047           54,972
   Prepaid expenses                                                        586             315              295
                                                                   -----------      ----------      -----------
      Total current assets                                             145,715         140,089          148,444
                                                                   -----------      ----------      -----------
Property and equipment:
   Land, buildings and leasehold improvements                          214,182         208,000          199,733
   Machinery and equipment                                             230,952         229,692          218,361
   Motor vehicles                                                       64,019          60,925           57,087
                                                                   -----------      ----------      -----------
                                                                       509,153         498,617          475,181
   Less - accumulated depreciation                                     238,759         229,621          211,660
                                                                   -----------      ----------      -----------
                                                                       270,394         268,996          263,521
                                                                   -----------      ----------      -----------
Goodwill and other assets, net                                          85,601          85,750           84,946
                                                                   -----------      ----------      -----------
                                                                   $   501,710      $  494,835      $   496,911
                                                                   ===========      ==========      ===========

Liabilities and Shareholders' Equity
Current liabilities:
   Current maturities of long-term obligations                     $     2,710      $    1,406      $     1,637
   Notes payable                                                         1,299           1,195            1,318
   Accounts payable                                                     28,703          17,012           16,622
   Accrued liabilities                                                  55,389          53,331           56,136
   Accrued and deferred income taxes                                     2,015           1,457           12,972
                                                                   -----------      ----------      -----------
      Total current liabilities                                         90,116          74,401           88,685
                                                                   -----------      ----------      -----------
Long-term obligations, net of current maturities                        70,259          83,690           92,594
Deferred income taxes                                                   27,004          27,004           23,926
                                                                   -----------      ----------      -----------
Shareholders' equity:
   Preferred stock, $1.00 par value; 2,000,000
      Shares authorized; none issued                                      --              --               --
   Common stock, $.10 par value; 30,000,000
      shares authorized; shares issued 10,556,234, 10,555,109,
      and 10,523,034, respectively                                       1,055           1,055            1,052
   Class B Common stock, $.10 par value; 20,000,000
      Shares authorized; shares issued and outstanding
      10,205,144, 10,205,144, and 10,232,344, respectively               1,021           1,021            1,024
   Treasury stock, 1,595,055, 1,535,055, and 1,535,000, shares,
       at cost                                                         (26,005)        (24,756)         (24,755)
   Capital surplus                                                      12,519          12,503           12,438
   Retained earnings                                                   329,373         323,595          306,303
   Accumulated other comprehensive loss                                 (3,632)         (3,678)          (4,356)
                                                                   -----------      ----------      -----------
      Total shareholders' equity                                       314,331         309,740          291,706
                                                                   -----------      ----------      -----------
                                                                   $   501,710      $  494,835      $   496,911
                                                                   ===========      ==========      ===========


The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIFIRST CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

                                                                        Thirteen          Thirteen
                                                                      weeks ended       weeks ended
            (In thousands, except per share data)                     November 30,      November 24,
                                                                          2002              2001
                                                                      ------------      ------------
Revenues                                                              $    149,179      $    142,625
                                                                      ------------      ------------

Costs and expenses:
   Operating costs                                                          88,290            85,193
   Selling and administrative expenses                                      36,299            34,195
   Depreciation and amortization                                             9,884             9,148
                                                                      ------------      ------------
                                                                           134,473           128,536
                                                                      ------------      ------------

Income from operations                                                      14,706            14,089
                                                                      ------------      ------------

Other expense (income):
   Interest expense                                                          1,094             1,616
   Interest income                                                            (268)             (374)
   Interest rate swap (income) expense                                        (209)              534
                                                                      ------------      ------------
                                                                               617             1,776
                                                                      ------------      ------------

Income before income taxes                                                  14,089            12,313

Provision for income taxes                                                   5,424             4,679
                                                                      ------------      ------------
Income before cumulative effect of accounting change                         8,665             7,634

Cumulative effect of accounting change (net of income tax benefit
   of $1,404 and $0)                                                         2,242                --
                                                                      ------------      ------------

Net income                                                            $      6,423      $      7,634
                                                                      ============      ============


Weighted average number of shares outstanding --
      basic                                                                 19,218            19,220
                                                                      ============      ============

Weighted average number of shares outstanding --
      diluted                                                               19,271            19,250
                                                                      ============      ============

Earnings Per Weighted Average Common Share - Basic
      Income before cumulative effect of accounting change            $       0.45      $       0.40
      Cumulative effect of accounting change                                 (0.12)               --
                                                                      ------------      ------------
      Net income                                                      $       0.33      $       0.40
                                                                      ============      ============

Earnings Per Weighted Average Common Share - Diluted

      Income before cumulative effect of accounting change            $       0.45      $       0.40
      Cumulative effect of accounting change                                 (0.12)               --
                                                                      ------------      ------------
      Net income                                                      $       0.33      $       0.40
                                                                      ============      ============

Cash Dividends per Share:
      Common Stock                                                    $     0.0375      $     0.0375
      Class B Common Stock                                            $     0.0300      $     0.0300


The accompanying notes are an integral part of these condensed consolidated financial statements.

FORM 10-Q
UNIFIRST CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

                                                                 Thirteen          Thirteen
                                                               weeks ended       weeks ended
                        (In thousands)                         November 30,      November 24,
                                                                   2002              2001
                                                               ------------      ------------
Cash flows from operating activities:
Net Income                                                     $      6,423      $      7,634
  Adjustments:
    Cumulative effect of accounting change, net                       2,242                --
    Depreciation                                                      8,522             7,902
    Amortization of other assets                                      1,362             1,246
    Accretion                                                            75                --
    Interest rate swap (income) expense                                (209)              534
    Changes in assets and liabilities:
      Receivables                                                    (8,798)           (5,855)
      Inventories                                                     2,947               (37)
      Rental merchandise in service                                  (3,355)            1,568
      Prepaid expenses                                                 (270)              (21)
      Accounts payable                                               11,690            (2,862)
      Accrued liabilities                                            (2,376)              394
      Accrued and deferred income taxes                               1,964             1,108
      Deferred income taxes                                              --               328
                                                               ------------      ------------
  Net cash provided by operating activities                          20,217            11,939
                                                               ------------      ------------

Cash flows from investing activities:

Capital expenditures                                                 (8,998)           (6,100)
Increase in other assets                                             (1,167)           (1,044)
                                                               ------------      ------------
  Net cash used in investing activities                             (10,165)           (7,144)
                                                               ------------      ------------

Cash flows from financing activities:

Increase in debt                                                        104                --
Reduction of debt                                                   (12,127)             (590)
Repurchase of common stock                                           (1,249)               --
Proceeds from exercise of stock options                                  16                --
Cash dividends                                                         (645)             (644)
                                                               ------------      ------------
  Net cash used in financing activities                             (13,901)           (1,234)
                                                               ------------      ------------

Net increase (decrease) in cash                                      (3,849)            3,561
Cash at beginning of period                                           4,333             5,699
                                                               ------------      ------------
Cash at end of period                                          $        484      $      9,260
                                                               ============      ============


The accompanying notes are an integral part of these condensed consolidated financial statements.

                      UNIFIRST CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (Amounts in thousands, except per share data)
                 FOR THE THIRTEEN WEEKS ENDED NOVEMBER 30, 2002

1. Summary Of Critical and Significant Accounting Policies

Business Description

UniFirst Corporation (the "Company") is a leading company in the garment service business. The Company designs, manufactures, personalizes, rents, cleans, delivers and sells a variety of superior quality occupational garments, career apparel and imagewear programs to businesses of all kinds. It also services industrial wiper towels, floor mats and other non-garment items and provides first aid cabinet services and other safety supplies. The Company also decontaminates and cleans, in separate facilities, garments which may have been exposed to radioactive materials.

Interim Financial Information

These condensed consolidated financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the information furnished reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary to a fair statement of results for the interim period. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes, thereto, included in the Company's latest annual report on Form 10-K. Results for an interim period are not indicative of any future interim periods or for an entire fiscal year.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. Intercompany balances and transactions are eliminated in consolidation. All assets and liabilities of foreign subsidiaries are translated into U.S. dollars using the exchange rate prevailing at the balance sheet date, while income and expense accounts are translated at average exchange rates during the year.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

Fiscal Year

The Company's fiscal year ends on the last Saturday in August. For financial reporting purposes, fiscal 2003 will have 52 weeks, while fiscal 2002 had 53 weeks.

Revenue Recognition and Allowance for Doubtful Accounts

The Company recognizes revenue from rental operations in the period in which the services are provided. Direct sale revenue is recognized in the period in which the product is shipped. Judgments and estimates are used in determining the collectability of accounts receivable. The Company analyzes specific accounts receivable and historical bad debt experience, customer credit worthiness, current economic trends and the age of outstanding balances when evaluating the adequacy of the allowance for doubtful accounts. Management judgments and estimates are used in connection with establishing the allowance in any accounting period.

Changes in estimates are reflected in the period they become known. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Material differences may result in the amount and timing of bad debt expense recognition for any given period if management makes different judgments or utilizes different estimates.

Inventories and Rental Merchandise in Service

Inventories are stated at the lower of cost or market value, net of any reserve for excess and obsolete inventory. Judgements and estimates are used in determining the likelihood that new goods on hand can be sold to customers or used in rental operations. Historical inventory usage and current revenue trends are considered in estimating both excess and obsolete inventories. If actual product demand and market conditions are less favorable than those projected by management, additional inventory write-downs may be required. The Company uses the last-in, first-out (LIFO) method to value a significant portion of its inventories. Substantially all inventories represent finished goods.

Rental merchandise in service is being amortized on a straight-line basis over the estimated service lives of the merchandise, which range from 6 to 24 months. In establishing estimated lives for merchandise in service, management considers historical experience and the intended use of the merchandise.

Material differences may result in the amount and timing of operating profit for any period if management makes different judgments or utilizes different estimates.

Property and Equipment

Property and equipment are recorded at cost. The Company provides for depreciation on the straight-line method based on the following estimated useful lives:

Buildings                           30-40 years
Leasehold improvements              Term of lease
Machinery and equipment             3-10 years
Motor vehicles                      3-5 years

Expenditures for maintenance and repairs are expensed as incurred. Expenditures for renewals and betterments are capitalized.

Goodwill and Other Intangible Assets

Customer contracts are amortized over periods of eight to fifteen years. Restrictive covenants are amortized over the terms of the respective non-competition agreements, which range from two to fifteen years. The Company does not amortize goodwill in accordance with the provisions of Statement of Financial Accounting Standards "SFAS" No. 142.

Income Taxes

Deferred income taxes are provided for temporary differences between amounts recognized for income tax and financial reporting purposes at currently enacted tax rates.

The Company is periodically reviewed by domestic and foreign tax authorities regarding the amount of taxes due. These reviews include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. In evaluating the exposure associated with various filing positions, the Company records estimated reserves for probable exposures. Based on the Company's evaluation of current tax positions, the Company believes they have appropriately accrued for probable exposures.

Net Income Per Share

Basic and diluted net income per share is calculated using the weighted average number of common and dilutive potential common shares outstanding during the year. A total of 53 and 30 dilutive potential common shares have been included in the weighted average number of common and dilutive potential common shares outstanding for the thirteen weeks ended November 30, 2002 and November 24, 2001, respectively.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and bank short-term investments with maturities of less than ninety days.

Financial Instruments

The Company's financial instruments, which may expose the Company to concentrations of credit risk, include cash and cash equivalents, receivables, accounts payable and accrued liabilities. Each of these financial instruments is recorded at cost, which approximates its fair value.

Insurance

The Company self-insures for certain obligations related to health and workers' compensation programs. The Company also purchases stop-loss insurance policies to protect it from catastrophic losses. Judgements and estimates are used in determining the potential value associated with reported claims and for losses that have occurred, but have not been reported. The Company's estimates consider historical claims experience and other factors. The Company's liabilities are based on estimates, and, while the Company believes that the accrual for loss is adequate, the ultimate liability may be in excess of or less than the amounts recorded. Changes in claim experience, the Company's ability to settle claims or other estimates and judgments used by management could have a material impact on the amount and timing of expense for any period.

Environmental and Other Contingencies

The Company is subject to legal proceedings and claims related to environmental matters arising from the conduct of their business operations, including personal injury, customer contract matters, employment claims, and environmental matters. Accounting principles generally accepted in the United States require that a liability for contingencies be recorded when it is probable that a liability has occurred and the amount of the liability can be reasonably estimated. Significant judgment is required to determine the existence of a liability, as well as the amount to be recorded. The Company regularly consults with attorneys and outside consultants to ensure that all of the relevant facts and circumstances are considered, before a contingent liability is recorded. The Company records accruals for environmental and other contingencies based on enacted laws, regulatory orders or decrees, the Company's estimates of costs, insurance proceeds, participation by other parties and the timing of payments, and the input of outside consultants and attorneys. Changes in enacted laws, regulatory orders or decrees, management's estimates of costs, insurance proceeds, participation by other parties and the timing of payments, and the input of outside consultants and attorneys could have a material impact on the amounts recorded for environmental and other contingent liabilities.

Reclassifications

Certain prior year amounts have been reclassified to conform with current year presentation.

Comprehensive Income

The components of comprehensive income for the thirteen week periods ended November 30, 2002 and November 24, 2001 were as follows:

                                                 Thirteen          Thirteen
                                               weeks ended       weeks ended
              (in thousands)                   November 30,      November 24,
                                                   2002              2001
                                               ------------      ------------
Net income                                     $      6,423      $      7,634
Other comprehensive income (loss):
  Foreign currency translation adjustments              (13)             (615)
  Change in fair value of derivative
    instruments, net                                     59              (214)
                                               ------------      ------------
Comprehensive income                           $      6,469      $      6,805
                                               ============      ============

2. Asset Retirement Obligations

Effective September 1, 2002, the Company adopted the provisions of SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 generally applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset. Under the new accounting method, the Company now recognizes asset retirement obligations in the period in which they are incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.

As of September 1, 2002, the Company recognized as a liability the present value of the estimated future costs to decommission its nuclear laundry facilities in accordance with the provisions of SFAS No. 143. The adoption of SFAS No. 143 resulted in a cumulative charge of $2.2 million, net of tax benefit of $1.4 million, related to the change in accounting principle, the recognition of a discounted asset retirement obligation of $5.3 million, and an increase of $2.4 million to the carrying value of the related long-lived assets. The Company will depreciate, on a straight-line basis, the amount added to property and equipment and recognize accretion expense in connection with the discounted liability over the various remaining lives which range from approximately one to thirty years.

The estimated liability has been based on historical experience in decommissioning nuclear laundry facilities, estimated useful lives of the underlying assets, external vendor estimates as to the cost to decommission these assets in the future and federal and state regulatory requirements. The estimated current costs have been adjusted for the estimated impact of inflation at 3% per year. The liability has been discounted using credit-adjusted risk-free rates that range from approximately 3.00% - 7.25% over one to thirty years. Revisions to the liability could occur due to changes in the Company's estimated dates of decommissioning, changes in decommissioning costs, changes in federal or state regulatory guidance on the decommissioning of such facilities, or other changes in estimates. Changes due to revised estimates will be recognized by increasing or decreasing the carrying amount of the liability and the carrying amount of the related long-lived asset.

The pro forma effects of the application of SFAS No. 143 as if the Statement had been adopted on August 26, 2001 (instead of September 1, 2002) are not material and, therefore, have not been presented.

A reconciliation of the Company's liability for the thirteen weeks ended November 30, 2002, is as follows (in thousands):

Upon adoption at September 1, 2002                    $   5,310
Accretion expense                                            75
                                                      ---------
Balance at November 30, 2002                          $   5,385
                                                      =========

As of November 30, 2002, the $5.4 million asset retirement obligation is included in accrued liabilities in the accompanying condensed consolidated balance sheet.

3. Derivative Instruments and Hedging Activities

The Company has entered into interest rate swap agreements to manage its exposure to movements in interest rates on its variable rate debt. The Company accounts for these agreements in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The swap agreements are cash flow hedges and are used to manage exposure to interest rate movement by effectively changing the variable rate to a fixed rate. Such instruments are matched with the underlying borrowings. SFAS No. 133 eliminates special hedge accounting if a swap agreement does not meet certain criteria, thus requiring the Company to reflect all changes in the fair value of the swap agreement in earnings in the period of change.

In October 1999, the Company entered into an interest rate swap agreement with a bank, notional amount $40,000, maturing October 13, 2004. The Company pays a fixed rate of 6.38% and receives a variable rate tied to the three month LIBOR rate. As of November 30, 2002 the applicable variable rate was 1.78%. On
October 15, 2002, the bank had the option to terminate the swap agreement without further obligation to make payments to the Company. The bank did not exercise this option. This swap agreement does not meet the required criteria as defined in SFAS No. 133 to use special hedge accounting. Accordingly, the Company has recorded, in the interest rate swap expense (income) line item of its consolidated statement of income, income of $209 for the thirteen weeks ended November 30, 2002 and charges of $534 for the thirteen weeks ended November 24, 2001 for the changes in the fair value of the swap agreement.

In June 2001, the Company entered into a second interest rate swap agreement with a bank, notional amount $20,000, maturing June 5, 2003. The Company pays a fixed rate of 4.69% and receives a variable rate tied to the three month LIBOR rate. As of November 30, 2002 the applicable variable rate was 1.80%. This swap agreement meets the required criteria as defined in SFAS No. 133 to use special hedge accounting. Accordingly, the Company has recorded, through other comprehensive income (loss), income of $59, net of tax of $37 for the thirteen weeks ended November 30, 2002 and a charge of $162, net of tax of $108 for the thirteen weeks ended November 24, 2001, for the change in the fair value of the swap agreement.

             ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION

                 FOR THE THIRTEEN WEEKS ENDED NOVEMBER 30, 2002

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

The Company believes the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition and Allowance for Doubtful Accounts

The Company recognizes revenue from rental operations in the period in which the services are provided. Direct sale revenue is recognized in the period in which the product is shipped. Judgments and estimates are used in determining the collectability of accounts receivable. The Company analyzes specific accounts receivable and historical bad debt experience, customer credit worthiness, current economic trends and the age of outstanding balances when evaluating the adequacy of the allowance for doubtful accounts. Management judgments and estimates are used in connection with establishing the allowance in any accounting period. Changes in estimates are reflected in the period they become known. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Material differences may result in the amount and timing of bad debt expense recognition for any given period if management makes different judgments or utilizes different estimates.

Inventories and Rental Merchandise in Service

Inventories are stated at the lower of cost or market value, net of any reserve for excess and obsolete inventory. Judgements and estimates are used in determining the likelihood that new goods on hand can be sold to customers or used in rental operations. Historical inventory usage and current revenue trends are considered in estimating both excess and obsolete inventories. If actual product demand and market conditions are less favorable than those projected by management, additional inventory write-downs may be required. The Company uses the last-in, first-out (LIFO) method to value a significant portion of its inventories. Substantially all inventories represent finished goods.

Rental merchandise in service is being amortized on a straight-line basis over the estimated service lives of the merchandise, which range from 6 to 24 months. In establishing estimated lives for merchandise in service, management considers historical experience and the intended use of the merchandise. Material differences may result in the amount and timing of operating profit for any period if management makes different judgments or utilizes different estimates.

Insurance

The Company self-insures for certain obligations related to health and workers' compensation programs. The Company also purchases stop-loss insurance policies to protect it from catastrophic losses. Judgments and estimates are used in determining the potential value associated with reported claims and for losses that have occurred, but have not been reported. The Company's estimates consider historical claim experience and other factors. The Company's liabilities are based on estimates, and, while the Company believes that the accrual for loss is adequate, the ultimate liability may be in excess of or less than the amounts recorded. Changes in claim experience, the Company's ability to settle claims or other estimates and judgments used by management could have a material impact on the amount and timing of expense for any period.

Environmental and Other Contingencies

The Company is subject to legal proceedings and claims related to environmental matters arising from the conduct of their business operations, including personal injury claims, customer contract matters, employment claims, and environmental matters. Accounting principles generally accepted in the United States require that a liability for contingencies be recorded when it is probable that a liability has occurred and the amount of the liability can be reasonably estimated. Significant judgment is required to determine the existence of a liability, as well as the amount to be recorded. The Company regularly consults with attorneys and outside consultants to ensure that all of the relevant facts and circumstances are considered, before a contingent liability is recorded. The Company records accruals for environmental and other contingencies based on enacted laws, regulatory orders or decrees, the Company's estimates of costs, insurance proceeds, participation by other parties and the timing of payments, and the input of outside consultants and attorneys. Changes in enacted laws, regulatory orders or decrees, management's estimates of costs, insurance proceeds, participation by other parties and the timing of payments, and the input of outside consultants and attorneys could have a material impact on the amounts recorded for environmental and other contingent liabilities.

Income Taxes

The Company is periodically reviewed by domestic and foreign tax authorities regarding the amount of taxes due. These reviews include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. In evaluating the exposure associated with various filing positions, the Company records reserves for probable exposures. Based on the Company's evaluation of current tax positions, the Company believes they have appropriately accrued for probable exposures.

Asset Retirement Obligations

Effective September 1, 2002, the Company adopted the provisions of SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 generally applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset. Under the new accounting method, the Company now recognizes asset retirement obligations in the period in which they are incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.

As of September 1, 2002, the Company recognized as a liability the present value of the estimated future costs to decommission its nuclear laundry facilities in accordance with the provisions of SFAS No. 143. The adoption of SFAS No. 143 resulted in a cumulative charge of $2.2 million, net of tax benefit of $1.4 million, related to the change in accounting principle, the recognition of a discounted asset retirement obligation of $5.3 million, and an increase of $2.4 million to the carrying value of the related long-lived assets. The Company will depreciate, on a straight-line basis, the amount added to property and equipment and recognize accretion expense in connection with the discounted liability over the various remaining lives which range from approximately one to thirty years.

The estimated liability is based on historical experience in decommissioning nuclear laundry facilities, estimated useful lives of the underlying assets, external vendor estimates as to the cost to decommission these assets in the future and federal and state regulatory requirements. The estimated current costs have been adjusted for the estimated impact of inflation at 3% per year. The liability has been discounted using credit-adjusted risk-free rates that range from approximately 3.00% - 7.25% over one to thirty years. Revisions to the liability could occur due to changes in the Company's estimated dates of decommissioning, changes in decommissioning costs, changes in federal or state regulatory guidance on the decommissioning of such facilities, or other changes in estimates. Changes due to revised estimates will be recognized by increasing or decreasing the carrying amount of the liability and the carrying amount of the related long-lived asset.

RESULTS OF OPERATIONS

Thirteen Weeks Ended November 30, 2002 Compared with Thirteen Weeks Ended November 24, 2001

Revenues. Revenues for the thirteen weeks ended November 30, 2002 increased $6.6 million or 4.6% to $149.2 million as compared with $142.6 million for the thirteen weeks ended November 24, 2001. This increase can be attributed to increased revenue from the UniTech garment services business (3.2%), and growth from existing operations, acquisitions, and price increases in the core uniform rental business (1.4%).

Operating Costs. Operating costs increased to $88.3 million for the thirteen weeks ended November 30, 2002 as compared with $85.2 million for the thirteen weeks ended November 24, 2001. As a percentage of revenues, operating costs decreased to 59.2% from 59.7% for these periods, primarily due to a reduction in merchandise costs resulting from the Company's transition of its manufacturing operations to Mexico.

Selling and Administrative Expenses. The Company's selling and administrative expenses increased to $36.3 million, or 24.3% of revenues, for the thirteen weeks ended November 30, 2002 as compared with $34.2 million, or 24.0% of revenues, for the thirteen weeks ended November 24,2001. The increase is attributable to increases in healthcare costs and increased marketing costs due to sales force expansion.

Depreciation and Amortization. The Company's depreciation and amortization expense increased to $9.9 million, or 6.6% of revenues, for the thirteen weeks ended November 30, 2002 as compared with $9.1 million, or 6.4% of revenues, for the thirteen weeks ended November 24, 2001. The increase was due primarily to capital expenditures and the completion and placement into service of the Company's second manufacturing plant in Mexico.

Other expense (income). Net other expense (interest and interest rate swap (income) expense less interest income) was $0.6 million, or 0.4% of revenues, for the thirteen weeks ended November 30, 2002 as compared with $1.8 million, or 1.2% of revenues, for the thirteen weeks ended November 24, 2001. The decrease in net other expense is primarily attributable to lower interest rates and continued debt reduction. The decrease in net other expense was also a result of changes in the fair value of the Company's $40 million notional amount interest rate swap agreement. The Company recognized $0.2 million of income for the thirteen weeks ended November 30, 2002 as compared with $0.5 million of expense for the thirteen weeks ended November 24, 2001.

Provision for Income Taxes. The Company's effective income tax rate was 38.5% for the thirteen weeks ended November 30, 2002, as compared to 38.0% for the thirteen weeks ended November 24, 2001. The primary reason for the increase is higher state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Shareholders' equity at November 30, 2002 was $314.3 million, or 81.2% of total capitalization.

During the thirteen weeks ended November 30, 2002, net cash provided by operating activities ($20.2 million) was primarily used for capital expenditures ($9.0 million) and net debt repayment ($12.0 million).

As of November 30, 2002, the Company had $0.5 million in cash and cash equivalents and $36.7 million available on its $125 million unsecured line of credit with a syndicate of banks. The Company believes its generated cash from operations and its borrowing capacity will adequately cover its foreseeable capital requirements.

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

Interest Rate Risk

The Company is exposed to market risk from changes in interest rates which may adversely affect its financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, the Company manages exposures through its regular operating and financing activities. The Company is exposed to interest rate risk primarily through its borrowings under its $125,000 unsecured line of credit with a syndicate of banks. Under the line of credit, the Company may borrow funds at variable interest rates based on the Eurodollar rate or the bank's money market rate, as selected by the Company. As of November 30, 2002, the Company's outstanding debt approximates its carrying value.

ITEM 4. CONTROLS AND PROCEDURES

As required by the new Rule 13a-15 under the Securities Exchange Act of 1934, within the 90 days prior to the date of this quarterly report (the "Evaluation Date"), the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. In connection with the new rules, the Company currently is in the process of further reviewing and documenting its disclosure controls and procedures, including its internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business. There were no significant changes in internal controls or other factors that could significantly affect these controls subsequent to the Evaluation Date.

Part II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

      (a) Exhibits: None

      (b) Reports on Form 8-K: None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

                                          UniFirst Corporation

Date: January 14, 2003                    By: /s/ Ronald D. Croatti
                                              ------------------------
                                          Ronald D. Croatti
                                          President and Chief Executive Officer



Date: January 14, 2003                    By: /s/ John B. Bartlett
                                              ------------------------
                                          John B. Bartlett
                                          Senior Vice President
                                          and Chief Financial Officer

                                  CERTIFICATION
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Ronald D. Croatti, certify that:

   1. I have reviewed this quarterly report on Form 10-Q of UniFirst
      Corporation;

   2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

   3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

   4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

   6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: January 14, 2003
                                           By: /s/ Ronald D.Croatti
                                               ------------------------------
                                               Chief Executive Officer
                                               (Principal Executive Officer)

                                  CERTIFICATION
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, John B. Bartlett, certify that:

   1. I have reviewed this quarterly report on Form 10-Q of UniFirst
      Corporation;

   2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

   3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

   4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

   6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: January 14, 2003
                                             By: /s/ John B. Bartlett
                                                 ------------------------------
                                                 Senior Vice President and
                                                 Chief Financial Officer
                                                 (Principal Financial Officer)