Form 10-Q
period 2003-03-01
UNIFIRST CORP
filed 2003-04-15
CIK 717954

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.
                                      20549

                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarter ended                 Commission File
                    March 1, 2003                      Number 1-8504

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

                                 Yes [X] No [ ]

The number of outstanding shares of UniFirst Corporation Common Stock and Class B Common Stock as of April 7, 2003 were 8,963,254 and 10,205,144, respectively.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
UNIFIRST CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

              (In thousands, except per share data)                              March 1, 2003    August 31, 2002   March 2, 2002
Assets
Current assets:
  Cash and cash equivalents                                                        $   5,350         $   4,333       $   6,011
  Receivables, less reserves of $3,429, $2,687, and $3,590, respectively              60,694            54,587          57,476
  Inventories                                                                         25,208            24,807          25,929
  Rental merchandise in service                                                       56,870            56,047          51,445
  Prepaid taxes and deferred tax assets                                                5,641                --              --
  Prepaid expenses                                                                       307               315             261
                                                                                   ---------         ---------       ---------
     Total current assets                                                            154,070           140,089         141,122
                                                                                   ---------         ---------       ---------
Property and equipment:
  Land, buildings and leasehold improvements                                         214,889           208,000         201,839
  Machinery and equipment                                                            237,516           229,692         220,365
  Motor vehicles                                                                      65,076            60,925          59,728
                                                                                   ---------         ---------       ---------
                                                                                     517,481           498,617         481,932
  Less - accumulated depreciation                                                    246,433           229,621         214,445
                                                                                   ---------         ---------       ---------
                                                                                     271,048           268,996         267,487
                                                                                   ---------         ---------       ---------
Goodwill and other assets, net                                                        84,739            85,750          83,823
                                                                                   ---------         ---------       ---------
                                                                                   $ 509,857         $ 494,835       $ 492,432
                                                                                   =========         =========       =========
Liabilities and Shareholders' Equity
Current liabilities:
  Current maturities of long-term obligations                                      $   3,049         $   1,406       $   1,361
  Notes payable                                                                        1,350             1,195           1,359
  Accounts payable                                                                    34,364            17,012          16,907
  Accrued liabilities                                                                 56,370            53,331          61,291
  Accrued and deferred income taxes                                                       --             1,457           8,716
                                                                                   ---------         ---------       ---------
Total current liabilities                                                             95,133            74,401          89,634
                                                                                   ---------         ---------       ---------
Long-term obligations, net of current maturities                                      73,932            83,690          81,852
Deferred income taxes                                                                 23,243            27,004          24,150
                                                                                   ---------         ---------       ---------
Shareholders' equity:

  Preferred stock, $1.00 par value; 2,000,000 shares authorized; none
  issued                                                                                  --                --              --
  Common stock, $.10 par value; 30,000,000 shares authorized; shares
  issued 10,558,309, 10,555,109, and 10,528,409 shares respectively                    1,055             1,055           1,053
  Class B Common stock, $.10 par value; 20,000,000 Shares authorized;
  shares issued and outstanding 10,205,144, 10,205,144, and 10,227,344
  shares, respectively                                                                 1,021             1,021           1,023
  Treasury stock, 1,595,055, 1,535,055, and 1,535,055 shares, at cost
                                                                                     (26,005)          (24,756)        (24,755)
  Capital surplus                                                                     12,546            12,503          12,443
  Retained earnings                                                                  332,505           323,595         310,818
  Accumulated other comprehensive loss                                                (3,573)           (3,678)         (3,786)
                                                                                   ---------         ---------       ---------
     Total shareholders' equity                                                      317,549           309,740         296,796
                                                                                   ---------         ---------       ---------
                                                                                   $ 509,857         $ 494,835       $ 492,432
                                                                                   =========         =========       =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIFIRST CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)


                                                               Twenty-Six     Twenty-Seven        Thirteen        Fourteen
                                                              weeks ended      weeks ended      weeks ended      weeks ended
       (In thousands, except per share data )                March 1, 2003    March 2, 2002    March 1, 2003    March 2, 2002
Revenues                                                        $ 295,604        $ 294,148        $ 146,425        $ 151,523
                                                                ---------        ---------        ---------        ---------
Costs and expenses:
  Operating costs                                                 182,814          180,904           94,524           94,211
  Selling and administrative expenses                              71,877           68,813           35,578           36,118
  Depreciation and amortization                                    19,688           18,508            9,804            9,360
                                                                ---------        ---------        ---------        ---------
                                                                  274,379          268,225          139,906          139,689
                                                                ---------        ---------        ---------        ---------

Income from operations                                             21,225           25,923            6,519           11,834
                                                                ---------        ---------        ---------        ---------

Other expense (income):
  Interest expense                                                  2,192            5,843            1,098            4,227
  Interest income                                                    (833)            (825)            (565)            (451)
  Interest rate swap expense (income)                                (360)             271             (151)            (263)
                                                                ---------        ---------        ---------        ---------
                                                                      999            5,289              382            3,513
                                                                ---------        ---------        ---------        ---------
Income before income taxes                                         20,226           20,634            6,137            8,321
Provision for income taxes                                          7,787            7,841            2,363            3,162
                                                                ---------        ---------        ---------        ---------
Income before cumulative effect of accounting change               12,439           12,793            3,774            5,159

Cumulative effect of accounting change (net of income tax
benefit of $1,404 in fiscal 2003)                                   2,242               --               --               --
                                                                ---------        ---------        ---------        ---------
Net income                                                      $  10,197        $  12,793        $   3,774        $   5,159
                                                                =========        =========        =========        =========

Weighted average number of shares outstanding -- Basic             19,193           19,220           19,168           19,221
                                                                =========        =========        =========        =========

Weighted average number of shares outstanding -- Diluted           19,240           19,265           19,208           19,276
                                                                =========        =========        =========        =========

Net income per share --Basic

Income before cumulative effect of accounting change            $    0.65        $    0.67        $    0.20        $    0.27
Cumulative effect of accounting change, net                         (0.12)              --               --               --
                                                                ---------        ---------        ---------        ---------
Net income                                                      $    0.53        $    0.67        $    0.20        $    0.27
                                                                =========        =========        =========        =========
Net income per share -- Diluted

Income before cumulative effect of accounting change            $    0.65        $    0.66        $    0.20        $    0.27
Cumulative effect of accounting change, net                         (0.12)              --               --               --
                                                                ---------        ---------        ---------        ---------
Net income                                                      $    0.53        $    0.66        $    0.20        $    0.27
                                                                =========        =========        =========        =========
Cash Dividends per Share:
  Common Stock                                                  $  0.0750        $  0.0750        $  0.0375        $  0.0375
                                                                =========        =========        =========        =========
  Class B Common Stock                                          $  0.0600        $  0.0600        $  0.0300        $  0.0300
                                                                =========        =========        =========        =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIFIRST CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

                                                                       Twenty-Six            Twenty-Seven
                                                                       weeks ended           weeks ended
(In thousands)                                                        March 1, 2003         March 2, 2002
Cash flows from operating activities:
Net Income                                                                10,197              $ 12,793
 Adjustments:
  Cumulative effect of accounting change, net                              2,242                    --
  Depreciation                                                            17,297                15,918
  Amortization of other assets                                             2,391                 2,590
  Accretion on asset retirement obligations                                  145                    --
  Interest rate swap (income) expense                                       (360)                  271
  Changes in assets and liabilities, net of acquisitions:
   Receivables                                                            (6,107)               (2,170)
   Inventories                                                              (401)               (3,400)
   Rental merchandise in service                                            (823)                5,109
   Prepaid expenses                                                            7                    14
   Accounts payable                                                       17,352                (2,636)
   Accrued liabilities                                                    (1,314)                5,808
   Accrued and deferred income taxes                                      (9,454)               (2,605)
                                                                        --------              --------
 Net cash provided by operating activities                                31,172                31,692
                                                                        --------              --------

Cash flows from investing activities:
Capital expenditures                                                     (18,427)              (18,046)
Increase in other assets                                                  (1,275)                 (501)
                                                                        --------              --------
 Net cash used in investing activities                                   (19,702)              (18,547)
                                                                        --------              --------

Cash flows from financing activities:
Increase in debt                                                             854                    --
Reduction of debt                                                         (8,814)              (11,550)
Repurchase of common stock                                                (1,249)                   --
Proceeds from exercise of stock options                                       43                     5
Cash dividends                                                            (1,287)               (1,288)
                                                                        --------              --------
 Net cash used in financing activities                                   (10,453)              (12,833)
                                                                        --------              --------

Net increase in cash and cash equivalents                                  1,017                   312

Cash and cash equivalents at beginning of period                           4,333                 5,699
                                                                        --------              --------
Cash and cash equivalents at end of period                              $  5,350              $  6,011
                                                                        ========              ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                      UNIFIRST CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (Amounts in thousands, except all share data)
                  FOR THE TWENTY-SIX WEEKS ENDED MARCH 1, 2003

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates. There have been no changes in judgments or estimates that had a material effect on our condensed consolidated financial statements for the periods presented.

Fiscal Year

The Company's fiscal year ends on the last Saturday in August. For financial reporting purposes, fiscal 2003 will have 52 weeks, while fiscal 2002 had 53 weeks. The quarter and six months ended March 1, 2003 included thirteen and twenty-six weeks, respectively, as compared to the quarter and six months ended March 2, 2002, which included fourteen and twenty-seven weeks, respectively.

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

Goodwill and Other Intangible Assets

Customer contracts are amortized over their estimated useful lives which have a weighted average life of 14.25 years. Restrictive covenants are amortized over the terms of the respective non-competition agreements, which have a weighted average life of 7.5 years. The Company does not amortize goodwill in accordance with the provisions of Statement of Financial Accounting Standards "SFAS" No. 142.

Income Taxes

The Company's policy of accounting for income taxes is in accordance with SFAS No. 109 - "Accounting for Income Taxes". Deferred income taxes are provided for temporary differences between amounts recognized for income tax and financial reporting purposes at currently enacted tax rates. The Company computes income tax expense by jurisdiction based on its operations in each jurisdiction.

The Company is periodically reviewed by domestic and foreign tax authorities regarding the amount of taxes due. These reviews include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. In evaluating the exposure associated with various filing positions, the Company records estimated reserves for probable exposures, in accordance with SFAS No. 5 - "Accounting for Contingencies". Based on the Company's evaluation of current tax positions, the Company believes it has appropriately accrued for probable exposures.

Net Income Per Share

Basic and diluted net income per share is calculated using the weighted average number of common and dilutive potential common shares outstanding during the year. The following table illustrates the amounts used in the denominator of the calculation:

                                                         Twenty-Six        Twenty-Seven        Thirteen          Fourteen
                                                         weeks ended       weeks ended        weeks ended       weeks ended
                                                        March 1, 2003      March 2, 2002     March 1, 2003    March 2, 2002
Weighted average number of shares outstanding
-- Basic                                                  19,193              19,220             19,168            19,221
Add: effect of dilutive potential common shares
- employee common stock options                               47                  45                 40                55
                                                          ------              ------             ------            ------
Weighted average number of shares outstanding
- Diluted                                                 19,240              19,265             19,208            19,276
                                                          ------              ------             ------            ------

Stock Based Compensation

The Company adopted an incentive stock option plan (the "Plan") in November, 1996 and reserved 150,000 shares of common stock for issue under the Plan. In January of 2002, the Company increased to 450,000 the number of shares of common stock reserved for issuance under the Plan. Options granted under the Plan, through March 1, 2003, are at a price equal to the fair market value of the Company's common stock on the date of grant and expire eight years after the grant date. Each such option is subject to a proportional four-year vesting schedule with no options generally being vested or exercisable until one year from date of grant.

The Company uses the intrinsic value method to account for the Plan under Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees," under which no compensation cost has been recognized related to stock option grants. Had compensation cost for this plan been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's net income and earnings per share would have been reduced to the following pro forma amounts for the following periods:


                                                                Twenty-Six      Twenty-Seven       Thirteen         Fourteen
                                                                weeks ended      weeks ended      weeks ended     weeks ended
                                                               March 1, 2003    March 2, 2002    March 1, 2003   March 2, 2002
   Income before cumulative effect of accounting
     change, as reported                                        $   12,439        $   12,793        $   3,774      $   5,159
   Less: pro forma compensation expense, net of
     tax                                                               (79)              (55)             (46)           (32)
                                                                ----------        ----------        ---------      ---------
   Pro forma income before cumulative effect of
     accounting change                                              12,360            12,738            3,728          5,127
Cumulative effect of accounting change, net of tax                  (2,242)               --               --             --
                                                                ----------        ----------        ---------      ---------
Pro forma net income                                            $   10,118        $   12,738        $   3,728      $   5,127
                                                                ----------        ----------        ---------      ---------
Basic net income per weighted average common
  share, as reported:
   Income before cumulative effect of accounting
     change                                                     $     0.65        $     0.67        $    0.20      $    0.27
   Cumulative effect of accounting change, net of                    (0.12)               --               --             --
     tax
                                                                ----------        ----------        ---------      ---------
Net income per share                                            $     0.53        $     0.67        $    0.20      $    0.27
                                                                ----------        ----------        ---------      ---------
Basic net income per weighted average common
  share, pro forma:
   Pro forma income before cumulative effect of
     accounting change                                          $     0.64        $     0.66        $    0.19      $    0.27
   Cumulative effect of accounting change, net of
     tax                                                             (0.12)               --               --             --
                                                                ----------        ----------        ---------      ---------
Pro forma net income per share                                  $     0.52        $     0.66        $    0.19      $    0.27
                                                                ----------        ----------        ---------      ---------
Diluted net income per weighted average common
  share, as reported:
   Income before cumulative effect of accounting
     change                                                     $     0.65        $     0.66        $    0.20      $    0.27
   Cumulative effect of accounting change, net of
     tax                                                             (0.12)               --               --             --
                                                                ----------        ----------        ---------      ---------
Net income per share                                            $     0.53        $     0.66        $    0.20      $    0.27
                                                                ----------        ----------        ---------      ---------
Diluted net income per weighted average common
  share, pro forma:
   Pro forma income before cumulative effect of
     accounting change                                          $     0.64        $     0.66        $    0.19      $    0.27
   Cumulative effect of accounting change, net of
     tax                                                             (0.12)               --               --             --
                                                                ----------        ----------        ---------      ---------
Pro forma net income per share                                  $     0.52        $     0.66        $    0.19      $    0.27
                                                                ----------        ----------        ---------      ---------

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

Comprehensive Income

The components of comprehensive income for the twenty-six and thirteen week periods ended March 1, 2003 and the twenty-seven and fourteen week periods ended March 2, 2002 were as follows:

                                                                Twenty-Six     Twenty-Seven       Thirteen         Fourteen
                                                                weeks ended     weeks ended      weeks ended      weeks ended
(in thousands)                                                 March 1, 2003   March 2, 2002    March 1, 2003    March 2, 2002
Net income                                                       $ 10,197        $ 12,793         $  3,774         $  5,159
Other comprehensive income (loss):
Foreign currency translation adjustments                              190            (171)             203              444
Change in fair value of derivative instruments, net                   (60)            (88)            (119)             126
                                                                 --------        --------         --------         --------
Comprehensive income                                             $ 10,327        $ 12,534         $  3,858         $  5,729
                                                                 ========        ========         ========         ========

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

The estimated liability has been based on historical experience in decommissioning nuclear laundry facilities, estimated useful lives of the underlying assets, external vendor estimates as to the cost to decommission these assets in the future and federal and state regulatory requirements. The estimated current costs have been adjusted for the estimated impact of inflation at 3% per year. The liability has been discounted using credit-adjusted risk-free rates that range from approximately 3.00% - 7.25% over one to thirty years. Revisions to the liability could occur due to changes in the Company's estimated dates of decommissioning, changes in decommissioning costs, changes in federal or state regulatory guidance on the decommissioning of such facilities, or other changes in estimates. Changes due to revised estimates will be recognized by increasing or decreasing the carrying amount of the liability and the carrying amount of the related long-lived asset. The Company has not revised its estimates of this liability in the current quarter.

The pro forma effects of the application of SFAS No. 143 as if the Statement had been adopted on August 26, 2001 (instead of September 1, 2002) are not material and, therefore, have not been presented.

A reconciliation of the Company's liability for the twenty-six weeks ended March 1, 2003, is as follows:

Upon adoption at September 1, 2002                    $    5,310
Accretion expense                                            145
                                                      ----------
Balance at March 1, 2003                              $    5,455
                                                      ==========

As of March 1, 2003, the $5.5 million asset retirement obligation is included in accrued liabilities in the accompanying condensed consolidated balance sheet.

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

In October 1999, the Company entered into an interest rate swap agreement, notional amount $40,000 ("the $40,000 SWAP "), maturing October 13, 2004. The Company pays a fixed rate of 6.38% and receives a variable rate tied to the three month LIBOR rate. As of March 1, 2003, the applicable variable rate was 1.38%. On October 15, 2002, the bank had the option to terminate the $40,000 SWAP without further obligation to make payments to the Company. The bank did not exercise this option. Because of the existence of this termination option, the $40,000 SWAP did not meet the required criteria to qualify as a cash flow hedge and use special hedge accounting, under SFAS No.133. Accordingly, the Company has recorded, in the interest rate swap expense (income) line item of its consolidated statement of income, income of $360 and expenses of $271 for the twenty-six weeks ended March 1, 2003 and twenty-seven weeks ended and March 2, 2002, respectively and income of $151 and $263 for the thirteen weeks ended March 1, 2003 and fourteen weeks ended March 1, 2002, respectively, for the changes in the fair value of the $40,000 SWAP.

In June 2001, the Company entered into a second interest rate swap agreement with a notional amount of $20,000 ("the $20,000 SWAP"), maturing June 5, 2003. The Company pays a fixed rate of 4.69% and receives a variable rate tied to the three month LIBOR rate. As of March 1, 2003, the applicable variable rate was 1.38%. The $20,000 SWAP meets the required criteria as defined in SFAS No. 133 to use special hedge accounting. Accordingly, the Company has recorded, through the other comprehensive income (loss) section of shareholders' equity, expense of $60, net of tax of $38 for the twenty-six weeks ended March 1, 2003 and expense of $88, net of tax of $35 for the twenty-seven weeks ended March 2, 2002, respectively and expense of $119, net of tax of $74 for the thirteen weeks ended March 1, 2003 and income of $126, net of tax of $50 for the fourteen weeks ended March 1, 2002, respectively, for the change in the $20,000 SWAP .

             ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                      OF OPERATIONS AND FINANCIAL CONDITION
                      UNIFIRST CORPORATION AND SUBSIDIARIES
                  FOR THE TWENTY-SIX WEEKS ENDED MARCH 1, 2003

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates. There have been no changes in judgments or estimates that had a material effect on our condensed consolidated financial statements for the periods presented.

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

Inventories and Rental Merchandise in Service

Inventories are stated at the lower of cost or market value, net of any reserve for excess and obsolete inventory. Judgments and estimates are used in determining the likelihood that new goods on hand can be sold to customers or used in rental operations. Historical inventory usage and current revenue trends are considered in estimating both excess and obsolete inventories. If actual product demand and market conditions are less favorable than those projected by management, additional inventory write-downs may be required. The Company uses the last-in, first-out (LIFO) method to value a significant portion of its inventories. Substantially all inventories represent finished goods.

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

Income Taxes

The Company's policy of accounting for income taxes is in accordance with SFAS No. 109 - "Accounting for Income Taxes". Deferred income taxes are provided for temporary differences between amounts recognized for income tax and financial reporting purposes at currently enacted tax rates. The Company computes income tax expense by jurisdiction based on its operations in each jurisdiction.

The Company is periodically reviewed by domestic and foreign tax authorities regarding the amount of taxes due. These reviews include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. In evaluating the exposure associated with various filing positions, the Company records estimated reserves for probable exposures, in accordance with SFAS No. 5 - "Accounting for Contingencies". Based on the Company's evaluation of current tax positions, the Company believes it has appropriately accrued for probable exposures.

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

The estimated liability is based on historical experience in decommissioning nuclear laundry facilities, estimated useful lives of the underlying assets, external vendor estimates as to the cost to decommission these assets in the future and federal and state regulatory requirements. The estimated current costs have been adjusted for the estimated impact of inflation at 3% per year. The liability has been discounted using credit-adjusted risk-free rates that range from approximately 3.00% - 7.25% over one to thirty years. Revisions to the liability could occur due to changes in the Company's estimated dates of decommissioning, changes in decommissioning costs, changes in federal or state regulatory guidance on the decommissioning of such facilities, or other changes in estimates. Changes due to revised estimates will be recognized by increasing or decreasing the carrying amount of the liability and the carrying amount of the related long-lived asset. The Company has not revised its estimates of this liability in the current quarter.

RESULTS OF OPERATIONS

Twenty-Six Weeks Ended March 1, 2003 Compared with Twenty-Seven Weeks Ended March 2, 2002

Revenues. Revenues for the twenty-six weeks ended March 1, 2003 increased $1.5 million or 0.5% to $295.6 million as compared with $294.1 million for the twenty-seven weeks ended March 2, 2002. On a comparative twenty-six week basis, revenues increased by 4.4%. This increase can be attributed to growth from existing operations, acquisitions, and price increases in the core uniform rental business (2.8%) and increased revenue from the UniTech garment services business (1.6%).

Operating Costs. Operating costs increased to $182.8 million for the twenty-six weeks ended March 1, 2003 as compared with $180.9 million for the twenty-seven weeks ended March 2, 2002. As a percentage of revenues, operating costs increased to 61.8% from 61.5% for these periods, primarily due to higher energy costs and increased non-garment merchandise costs, primarily mats and facility service products, offset by a reduction in merchandise costs resulting from improved garment utilization and the Company's transition of its manufacturing operations to Mexico.

Selling and Administrative Expenses. The Company's selling and administrative expenses increased to $71.9 million, or 24.3% of revenues, for the twenty-six weeks ended March 1, 2003 as compared with $68.8 million, or 23.4% of revenues, for the twenty-seven weeks ended March 2, 2002. The increase is attributable to increases in healthcare costs and increased sales and marketing costs due to sales force expansion.

Depreciation and Amortization. The Company's depreciation and amortization expense increased to $19.7 million, or 6.7% of revenues, for the twenty-six weeks ended March 1, 2003 as compared with $18.5 million, or 6.3% of revenues, for the twenty-seven weeks ended March 2, 2002. The increase was due primarily to additional capital expenditures and the completion and placement into service of the Company's second manufacturing plant in Mexico.

Other expense (income). Net other expense (interest and interest rate swap (income) expense less interest income) was $1.0 million, or 0.3% of revenues, for the twenty-six weeks ended March 1, 2003 as compared with $5.3 million, or 1.8% of revenues, for the twenty-seven weeks ended March 2, 2002. During the second quarter of fiscal 2002 the Company recorded a $2.3 million interest charge which was an estimate of the interest due from settling a revenue agent review with the IRS. Excluding this charge, net other expense would have been $3.0 million, or 1.0% of revenues, for the twenty-seven weeks ended March 2, 2002. The decrease in net other expense was also a result of lower interest rates and continued debt reduction, as well as changes in the fair value of the $40,000 SWAP, which were $0.4 million of income for the twenty-six weeks ended March 1, 2003 as compared with $0.3 million of expense for the twenty-seven weeks ended March 2, 2002.

Provision for Income Taxes. The Company's effective income tax rate was 38.5% for the twenty-six weeks ended March 1, 2003 as compared to 38.0% for the twenty-seven weeks ended March 2, 2002. The primary reason for the increase is higher state income taxes.

Thirteen Weeks Ended March 1, 2003 Compared with Fourteen Weeks Ended March 2, 2002

Revenues. Revenues for the thirteen weeks ended March 1, 2003 decreased $5.1 million or 3.4% to $146.4 million as compared with $151.5 million for the fourteen weeks ended March 2, 2002. On a comparative thirteen week basis, revenues increased by 4.1%. This increase can be attributed to growth from existing operations, acquisitions, and price increases in the core uniform rental business (3.8%) and increased revenue from the UniTech garment services business (0.3%).

Operating Costs. Operating costs increased to $94.5 million for the thirteen weeks ended March 1, 2003 as compared with $94.2 million for the fourteen weeks ended March 2, 2002. As a percentage of revenues, operating costs increased to 64.6% from 62.2% for these periods, primarily due to higher energy costs and increased non-garment merchandise costs, primarily mats and facility service products, offset by a reduction in merchandise costs resulting from improved garment utilization and the Company's transition of its manufacturing operations to Mexico.

Selling and Administrative Expenses. The Company's selling and administrative expenses decreased to $35.6 million, or 24.3% of revenues, for the thirteen weeks ended March 1, 2003 as compared with $36.1 million, or 23.8% of revenues, for the fourteen weeks ended March 2, 2002. The increase as a percentage of revenues is attributable to increases in healthcare costs and increased sales and marketing costs due to sales force expansion.

Depreciation and Amortization. The Company's depreciation and amortization expense increased to $9.8 million, or 6.7% of revenues, for the thirteen weeks ended March 1, 2003 as compared with $9.4 million, or 6.2% of revenues, for the fourteen weeks ended March 2, 2002. The increase was due primarily to additional capital expenditures and the completion and placement into service of the Company's second manufacturing plant in Mexico.

Other expense (income). Net other expense (interest and interest rate swap (income) expense less interest income) was $0.4 million, or 0.3% of revenues, for the thirteen weeks ended March 1, 2003 as compared with $3.5 million, or 2.3% of revenues, for the fourteen weeks ended March 2, 2002. During the second quarter of fiscal 2002, the Company recorded a $2.3 million interest charge which was an estimate of the interest due from settling a revenue agent review with the IRS. Excluding this charge, net other expense would have been $1.2 million, or 0.8% of revenues, for the fourteen weeks ended March 2, 2002. The decrease in net other expense was also a result of lower interest rates and continued debt reduction.

Provision for Income Taxes. The Company's effective income tax rate was 38.5% for the thirteen weeks ended March 1, 2003 as compared to 38.0% for the fourteen weeks ended March 2, 2002. The primary reason for the increase is higher state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Shareholders' equity at March 1, 2003 was $317.5 million, or 80.5% of total capitalization.

During the twenty-six weeks ended March 1, 2003, net cash provided by operating activities ($31.2 million) was primarily used for capital expenditures ($18.4 million), net debt repayment ($8.0 million), common stock repurchases ($1.3 million), and payment of cash dividends ($1.3 million).

As of March 1, 2003, the Company had $5.4 million in cash and cash equivalents and $32.9 million available on its $125.0 million unsecured line of credit with a syndicate of banks. The Company believes its generated cash from operations and its borrowing capacity will adequately cover its foreseeable capital requirements.

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

SAFE HARBOR FOR FORWARD LOOKING STATEMENTS

Forward looking statements contained in this quarterly report are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995 and are highly dependent upon a variety of important factors that could cause actual results to differ materially from those reflected in such forward looking statements. Such factors include uncertainties regarding the transfer of the Company's manufacturing operations to new facilities in Mexico, the Company's ability to consummate and successfully integrate acquired businesses, uncertainties regarding any existing or newly-discovered expenses and liabilities related to environmental compliance and remediation, the Company's ability to compete successfully without any significant degradation in its margin rates, seasonal fluctuations in business levels, uncertainties regarding the price levels of natural gas, electricity and fuel, the impact of negative economic conditions on the Company's customers and such customer's workforce, the continuing increase in domestic healthcare costs, the impact of interest rate variability upon the Company's interest rate swap arrangements, the Company's efforts to evaluate and potentially reduce internal costs, economic and other developments associated with the war with Iraq, the uncertainties arising from the war on terrorism and its impact on the economy and general economic conditions. When used in this quarterly report, the words "intend," "anticipate," "believe," "estimate," and "expect" and similar expressions as they relate to the Company are included to identify such forward looking statements.

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

Interest Rate Risk

The Company is exposed to market risk from changes in interest rates which may adversely affect its financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, the Company manages exposures through its regular operating and financing activities. The Company is exposed to interest rate risk primarily through its borrowings under its $125 million unsecured line of credit with a syndicate of banks. Under the line of credit, the Company may borrow funds at variable interest rates based on the Eurodollar rate or the bank's money market rate, as selected by the Company. As of March 1, 2003, the Company's outstanding debt approximates its carrying value.

The Company has entered into interest rate swap agreements to manage its exposure to movements in interest rates on its variable rate debt. The swap agreements are cash flow hedges and are used to manage exposure to interest rate movement by effectively changing the variable rate to a fixed rate. Such instruments are matched with the underlying borrowings. The effective portion of the cash flow hedge is recorded within the other comprehensive income (loss) section of shareholders' equity in the period of change in fair value. The ineffective portion of the cash flow hedge is charged to the Company's consolidated statement of income in the period of change in fair value.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

As required by the new Rule 13a-15 under the Securities Exchange Act of 1934, the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing of this report (the "Evaluation Date").

Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that material information relating to the Company required to be included in this Quarterly Report on Form 10-Q is made known to them by others within the Company on a timely basis. In connection with the new rules, the Company currently is in the process of further reviewing and documenting its disclosure controls and procedures, including its internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b) Changes in internal controls

Subsequent to the Evaluation Date, there were no significant changes in internal controls or other factors that could significantly affect internal controls.

Part II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders:

The Company's Annual Meeting of Shareholders was held on January 14, 2003. Albert Cohen and Anthony F. DiFillippo were reelected to the Board of Directors. With respect to Mr. Cohen, 7,848,709 shares of Common Stock were voted for his election and 215,330 shares of Common Stock were withheld from voting for his election. With respect to Mr. DiFillippo, 7,991,109 shares of Common Stock and 9,793,752 shares of Class B Common Stock were voted for his election and 72,930 shares of Common Stock and 60,000 shares of Class B Common Stock were withheld from voting for his election. The terms of office of Mr. Ronald D. Croatti, Ms. Cynthia Croatti, Mr. Donald J. Evans, and Mr. Phillip L. Cohen continued after the Annual Meeting of Shareholders.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits: None

(b) Reports on Form 8-K: None

                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

                           UniFirst Corporation

Date: April 15, 2003       By: /s/ Ronald D. Croatti
                               ------------------------------
                               Ronald D. Croatti
                               President and Chief Executive Officer

Date: April 15, 2003       By: /s/ John B. Bartlett
                               -----------------------------
                               John B. Bartlett
                               Senior Vice President
                               and Chief Financial Officer

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

Date: April 15, 2003
                               By: /s/ Ronald D. Croatti
                                   ------------------------------
                                   Chief Executive Officer
                                   (Principal Executive Officer)

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

Date: April 15, 2003
                               By: /s/ John B. Bartlett
                                   ------------------------------
                                   Senior Vice President and
                                   Chief Financial Officer
                                   (Principal Financial Officer)