Form 10-Q
period 2003-05-31
UNIFIRST CORP
filed 2003-07-15
CIK 717954

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.
                                      20549

                                    FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


               For the Quarter ended              Commission File
                   May 31, 2003                    Number 1-8504

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

                                 Yes [X] No [ ]

The number of outstanding shares of UniFirst Corporation Common Stock and Class
 B Common Stock as of July 7, 2003 were 8,964,879 and 10,205,144, respectively.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
UNIFIRST CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In thousands, except per share data)                                             May 31, 2003    August 31, 2002   June 1, 2002
Assets
Current assets:
   Cash and cash equivalents                                                       $    7,389       $    4,333       $    3,538
   Receivables, less reserves of $3,597, $2,687, and $3,252, respectively              63,984           54,587           58,811
   Inventories                                                                         27,052           24,807           27,442
   Rental merchandise in service                                                       59,939           56,047           52,905
   Deferred tax assets                                                                  2,156               --               --
   Prepaid expenses                                                                       386              315              241
                                                                                   ----------       ----------       ----------
      Total current assets                                                            160,906          140,089          142,937
                                                                                   ----------       ----------       ----------
Property and equipment:
   Land, buildings and leasehold improvements                                         218,576          208,000          203,268
   Machinery and equipment                                                            243,599          229,692          225,868
   Motor vehicles                                                                      65,593           60,925           60,869
                                                                                   ----------       ----------       ----------
                                                                                      527,768          498,617          490,005
   Less - accumulated depreciation                                                    254,668          229,621          221,723
                                                                                   ----------       ----------       ----------
                                                                                      273,100          268,996          268,282
                                                                                   ----------       ----------       ----------
Goodwill and other assets, net                                                         83,554           85,750           82,934
                                                                                   ----------       ----------       ----------
                                                                                   $  517,560       $  494,835       $  494,153
                                                                                   ==========       ==========       ==========

Liabilities and Shareholders' Equity
Current liabilities:
   Current maturities of long-term obligations                                     $    2,525       $    1,406       $    1,392
   Notes payable                                                                           --            1,195            1,283
   Accounts payable                                                                    31,476           17,012           14,555
   Accrued liabilities                                                                 57,406           53,331           59,102
   Accrued  income taxes                                                                  651            1,457            2,944
                                                                                   ----------       ----------       ----------
Total current liabilities                                                              92,058           74,401           79,276
                                                                                   ----------       ----------       ----------
   Long-term obligations, net of current maturities                                    72,725           83,690           85,794
   Deferred income taxes                                                               23,300           27,004           24,503
                                                                                   ----------       ----------       ----------
Shareholders' equity:
   Preferred stock, $1.00 par value; 2,000,000 shares authorized; none issued              --               --               --
   Common stock, $.10 par value; 30,000,000 shares authorized;
     shares issued 10,558,559, 10,555,109, and 10,548,109 respectively                  1,056            1,055            1,055
   Class B Common stock, $.10 par value; 20,000,000 Shares
     authorized; shares issued and outstanding 10,205,144, 10,205,144,
     and 10,212,144, respectively                                                       1,021            1,021            1,021
   Treasury stock, 1,595,055, 1,535,055, and 1,535,055 shares respectively,
     at cost                                                                          (26,005)         (24,756)         (24,756)
   Capital surplus                                                                     12,548           12,503           12,503
   Retained earnings                                                                  341,472          323,595          317,706
   Accumulated other comprehensive loss                                                  (615)          (3,678)          (2,949)
                                                                                   ----------       ----------       ----------
      Total shareholders' equity                                                      329,477          309,740          304,580
                                                                                   ----------       ----------       ----------
                                                                                   $  517,560       $  494,835       $  494,153
                                                                                   ==========       ==========       ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIFIRST CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited)

                                                              Thirty-Nine         Forty           Thirteen         Thirteen
                                                              weeks ended      weeks ended      weeks ended      weeks ended
(In thousands, except per share data)                         May 31, 2003     June 1, 2002     May 31, 2003     June 1, 2002
Revenues                                                       $  449,294       $  438,407       $  153,690       $  144,259
                                                               ----------       ----------       ----------       ----------

Costs and expenses:
   Operating costs                                                275,917          268,239           93,103           87,335
   Selling and administrative expenses                            105,903          102,349           34,026           33,536
   Depreciation and amortization                                   29,906           28,175           10,218            9,667
                                                               ----------       ----------       ----------       ----------
                                                                  411,726          398,763          137,347          130,538
                                                               ----------       ----------       ----------       ----------

Income from operations                                             37,568           39,644           16,343           13,721
                                                               ----------       ----------       ----------       ----------

Other expense (income):
   Interest expense                                                 3,496            7,547            1,304            1,704
   Interest income                                                 (1,112)          (1,133)            (279)            (308)
   Interest rate swap expense (income)                               (666)             447             (306)             176
                                                               ----------       ----------       ----------       ----------
                                                                    1,718            6,861              719            1,572
                                                               ----------       ----------       ----------       ----------
Income before income taxes                                         35,850           32,783           15,624           12,149
Provision for income taxes                                         13,802           12,458            6,015            4,617
                                                               ----------       ----------       ----------       ----------
Income before cumulative effect of accounting change               22,048           20,325            9,609            7,532
Cumulative effect of accounting change (net of income tax
benefit of $1,404 in fiscal 2003)                                   2,242               --               --               --
                                                               ----------       ----------       ----------       ----------
   Net income                                                  $   19,806       $   20,325       $    9,609       $    7,532
                                                               ==========       ==========       ==========       ==========

Weighted average number of shares outstanding - Basic              19,185           19,221           19,168           19,223
                                                               ==========       ==========       ==========       ==========
Weighted average number of shares outstanding - Diluted            19,220           19,275           19,175           19,293
                                                               ==========       ==========       ==========       ==========

Net income per  share -- Basic:
Income before cumulative effect of accounting change           $     1.15       $     1.06       $     0.50       $     0.39
Cumulative effect of accounting change, net                         (0.12)              --               --               --
                                                               ----------       ----------       ----------       ----------

   Net income per share -- Basic                               $     1.03       $     1.06       $     0.50       $     0.39
                                                               ==========       ==========       ==========       ==========

Net income per  share -- Diluted:
Income before cumulative effect of accounting change           $     1.15       $     1.05       $     0.50       $     0.39
Cumulative effect of accounting change, net                         (0.12)              --               --               --
                                                               ----------       ----------       ----------       ----------
   Net income per share - Diluted                              $     1.03       $     1.05       $     0.50       $     0.39
                                                               ==========       ==========       ==========       ==========

Cash Dividends per Share:
   Common Stock                                                $   0.1125       $   0.1125       $   0.0375       $   0.0375
                                                               ==========       ==========       ==========       ==========
   Class B Common Stock                                        $   0.0900       $   0.0900       $   0.0300       $   0.0300
                                                               ==========       ==========       ==========       ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

UNIFIRST CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

                                                                Thirty-Nine         Forty
                                                                weeks ended      weeks ended
(In thousands)                                                  May 31, 2003     June 1, 2002
Cash flows from operating activities:
Net Income                                                       $   19,806       $   20,325
  Adjustments:
    Cumulative effect of accounting change, net                       2,242               --
    Depreciation                                                     26,495           24,184
    Amortization of other assets                                      3,411            3,991
    Accretion on asset retirement obligations                           215               --
    Interest rate swap (income) expense                                (666)             447
    Changes in assets and liabilities, net of acquisitions:
      Receivables                                                    (9,397)          (3,354)
      Inventories                                                    (2,245)          (5,044)
      Rental merchandise in service                                  (3,892)           3,801
      Prepaid expenses                                                  (72)              34
      Accounts payable                                               14,464           (5,034)
      Accrued liabilities                                               (43)           3,406
      Accrued and deferred income taxes                              (5,262)          (8,126)
                                                                 ----------       ----------
  Net cash provided by operating activities                          45,056           34,630
                                                                 ----------       ----------

Cash flows from investing activities:
Capital expenditures                                                (29,677)         (26,719)
Decrease (increase) in other assets                                   1,850           (2,026)
                                                                 ----------       ----------
  Net cash used in investing activities                             (27,827)         (28,745)
                                                                 ----------       ----------

Cash flows from financing activities:
Increase in debt                                                        204               99
Reduction of debt                                                   (11,245)          (6,277)
Repurchase of common stock                                           (1,249)              --
Proceeds from exercise of stock options                                  46               64
Cash dividends                                                       (1,929)          (1,932)
                                                                 ----------       ----------
  Net cash used in financing activities                             (14,173)          (8,046)
                                                                 ----------       ----------

Net increase (decrease) in cash and cash equivalents                  3,056           (2,161)
Cash and cash equivalents at beginning of period                      4,333            5,699
                                                                 ----------       ----------
Cash and cash equivalents at end of period                       $    7,389       $    3,538
                                                                 ==========       ==========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                      UNIFIRST CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (Amounts in thousands, except all share data)
                  FOR THE THIRTY-NINE WEEKS ENDED MAY 31, 2003


1. Summary Of Critical and Significant Accounting Policies

Business Description

UniFirst Corporation (the "Company") is a leading company in the garment service business. The Company designs, manufactures, personalizes, rents, cleans, delivers and sells a variety of superior quality occupational garments, career apparel and imagewear programs to businesses of all kinds. It also services industrial wiper towels, floor mats and other non-garment items and provides first aid cabinet services and other safety supplies. The Company's UniTech subsidiary decontaminates and cleans, in separate facilities, garments which may have been exposed to radioactive materials.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates. There have been no changes in judgments or the method of determining estimates that had a material effect on our condensed consolidated financial statements for the periods presented.

Fiscal Year

The Company's fiscal year ends on the last Saturday in August. For financial reporting purposes, fiscal 2003 will have 52 weeks, while fiscal 2002 had 53 weeks. The quarter and nine months ended May 31, 2003 included thirteen and thirty-nine weeks, respectively, as compared to the quarter and nine months ended June 1, 2002, which included thirteen and forty weeks, respectively.

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

                      UNIFIRST CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (Amounts in thousands, except all share data)
                  FOR THE THIRTY-NINE WEEKS ENDED MAY 31, 2003


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

Goodwill and Other Intangible Assets

Customer lists are amortized over their estimated useful lives which have a weighted average life of 14.25 years. Restrictive covenants are amortized over the terms of the respective non-competition agreements, which have a weighted average life of 7.5 years. In accordance with the provisions of Statement of Financial Accounting Standards "SFAS" No. 142, the Company does not amortize goodwill.

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

                      UNIFIRST CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (Amounts in thousands, except all share data)
                  FOR THE THIRTY-NINE WEEKS ENDED MAY 31, 2003


Net Income Per Share

Basic and diluted net income per share is calculated using the weighted average number of common and dilutive potential common shares outstanding during the year. The following table illustrates the amounts used in the denominator of the calculation:

                                                    Thirty-Nine        Forty          Thirteen        Thirteen
                                                    weeks ended     weeks ended     weeks ended     weeks ended
                                                    May 31, 2003    June 1, 2002    May 31, 2003    June 1, 2002
Weighted average number of shares outstanding
-- Basic                                                 19,185          19,221          19,168          19,223
Add: effect of dilutive potential common shares
- employee common stock options                              35              54               7              70
                                                     ----------      ----------      ----------      ----------
Weighted average number of shares outstanding
- Diluted                                                19,220          19,275          19,175          19,293
                                                     ----------      ----------      ----------      ----------

Stock Based Compensation

The Company adopted an incentive stock option plan (the "Plan") in November, 1996 and reserved 150,000 shares of common stock for issue under the Plan. In January of 2002, the Company increased to 450,000 the number of shares of common stock reserved for issuance under the Plan. Options granted under the Plan, through May 31, 2003, are at a price equal to the fair market value of the Company's common stock on the date of grant. Options granted prior to fiscal 2003 are subject to a proportional four-year vesting schedule. Options generally become vested or exercisable after one year from date of grant and expire eight years from the grant date. Options granted in fiscal 2003 are subject to a five-year cliff-vesting schedule under which options become vested or exercisable after five years from date of grant and expire ten years after the grant date.

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

                                                        Thirty-Nine         Forty           Thirteen         Thirteen
                                                        weeks ended      weeks ended      weeks ended      weeks ended
                                                        May 31, 2003     June 1, 2002     May 31, 2003     June 1, 2002
Income before cumulative effect of accounting
change, net of tax, as reported                          $   22,048       $   20,325       $    9,609       $    7,532
Less: pro forma compensation expense, net of  tax              (126)             (87)             (46)             (32)
                                                         ----------       ----------       ----------       ----------
Pro forma income before cumulative effect of
accounting change, net of tax                                21,922           20,238            9,563            7,500
Cumulative effect of accounting change, net of tax           (2,242)              --               --               --
                                                         ----------       ----------       ----------       ----------
    Pro forma net income                                 $   19,680       $   20,238       $    9,563       $    7,500
                                                         ==========       ==========       ==========       ==========
Basic net income per weighted average common share,
as reported:
Income before cumulative effect of accounting
change, net of tax                                       $     1.15       $     1.06       $     0.50       $     0.39
Cumulative effect of accounting change, net of tax            (0.12)              --               --               --
                                                         ----------       ----------       ----------       ----------
    Net income per share                                 $     1.03       $     1.06       $     0.50       $     0.39
                                                         ==========       ==========       ==========       ==========
Basic net income per weighted average common share,
pro forma:
Pro forma income before cumulative effect of
accounting change, net of tax                            $     1.14       $     1.05       $     0.50       $     0.39
Cumulative effect of accounting change, net of tax            (0.12)              --               --               --
                                                         ----------       ----------       ----------       ----------
    Pro forma  net income per share                      $     1.02       $     1.05       $     0.50       $     0.39
                                                         ==========       ==========       ==========       ==========
Diluted net income per weighted average common
share, as reported:
Income before cumulative effect of accounting
change, net of tax                                       $     1.15       $     1.05       $     0.50       $     0.39
Cumulative effect of accounting change, net of tax            (0.12)              --               --               --
                                                         ----------       ----------       ----------       ----------
    Net income per share                                 $     1.03       $     1.05       $     0.50       $     0.39
                                                         ==========       ==========       ==========       ==========
Diluted net income per weighted average common
share, pro forma:
Pro forma income before cumulative effect of
accounting change, net of tax                            $     1.14       $     1.05       $     0.50       $     0.39
Cumulative effect of accounting change, net of tax            (0.12)              --               --               --
                                                         ----------       ----------       ----------       ----------
    Pro forma net income per share                       $     1.02       $     1.05       $     0.50       $     0.39
                                                         ==========       ==========       ==========       ==========

                      UNIFIRST CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (Amounts in thousands, except all share data)
                  FOR THE THIRTY-NINE WEEKS ENDED MAY 31, 2003


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

Insurance

The Company self-insures for certain obligations related to health, workers' compensation, vehicles and general liability programs. The Company also purchases stop-loss insurance policies to protect it from catastrophic losses. Judgments and estimates are used in determining the potential value associated with reported claims and for losses that have occurred, but have not been reported. The Company's estimates consider historical claims experience and other factors. The Company's liabilities are based on estimates, and, while the Company believes that the accrual for loss is adequate, the ultimate liability may be in excess of or less than the amounts recorded. Changes in claim experience, the Company's ability to settle claims or other estimates and judgments used by management could have a material impact on the amount and timing of expense for any period.

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

                      UNIFIRST CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (Amounts in thousands, except all share data)
                  FOR THE THIRTY-NINE WEEKS ENDED MAY 31, 2003


Comprehensive Income

The components of comprehensive income for the thirty-nine and thirteen week periods ended May 31, 2003 and the forty and thirteen week periods ended June 1, 2002 were as follows:

                                                        Thirty-Nine        Forty          Thirteen        Thirteen
                                                        weeks ended     weeks ended     weeks ended     weeks ended
(in thousands)                                          May 31, 2003    June 1, 2002    May 31, 2003    June 1, 2002
Net income                                               $   19,806      $   20,325      $    9,609      $    7,532
Other comprehensive income:
Foreign currency translation adjustments                      2,724             252           2,561             423
Change in fair value of derivative instruments, net             339             326             399             414
                                                         ----------      ----------      ----------      ----------
Comprehensive income                                     $   22,869      $   20,903      $   12,569      $    8,369
                                                         ==========      ==========      ==========      ==========

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

As of September 1, 2002, the Company recognized as a liability the present value of the estimated future costs to decommission its nuclear laundry facilities in accordance with the provisions of SFAS No. 143. The adoption of SFAS No. 143 resulted in a cumulative charge of $2.2 million, net of tax benefit of $1.4 million, related to the change in accounting principle, the recognition of a discounted asset retirement obligation of $5.3 million, and an increase of $2.4 million to the carrying value of the related long-lived assets ($900,000, net of accumulated depreciation of $1.5 million). The Company will depreciate, on a straight-line basis, the amount added to property and equipment and recognize accretion expense in connection with the discounted liability over the various remaining lives which range from approximately one to thirty years.

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

A reconciliation of the Company's liability for the thirty-nine weeks ended May 31, 2003, is as follows:

Upon adoption at September 1, 2002      $  5,310
Accretion expense                            215
                                        --------
Balance at May 31, 2003                 $  5,525
                                        ========

As of May 31, 2003, the $5.5 million asset retirement obligation is included in accrued liabilities in the accompanying condensed consolidated balance sheet.

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

                      UNIFIRST CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  (Amounts in thousands, except all share data)
                  FOR THE THIRTY-NINE WEEKS ENDED MAY 31, 2003


criteria, thus requiring the Company to reflect all changes in the fair value of the swap agreement in earnings in the period of change.

In October 1999, the Company entered into an interest rate swap agreement, notional amount $40,000 ("the $40,000 SWAP"), maturing October 13, 2004. The Company pays a fixed rate of 6.38% and receives a variable rate tied to the three month LIBOR rate. As of May 31, 2003, the applicable variable rate was 1.28%. On October 15, 2002, the bank had the option to terminate the $40,000 SWAP without further obligation to make payments to the Company. The bank did not exercise this option. Because of the existence of this termination option, the $40,000 SWAP did not meet the required criteria to qualify as a cash flow hedge and use special hedge accounting, under SFAS No.133. Accordingly, the Company has recorded, in the interest rate swap expense (income) line item of its consolidated statements of income, income of $666 and expense of $447 for the thirty-nine weeks ended May 31, 2003 and the forty weeks ended June 1, 2002, respectively and income of $306 and expense of $176 for the thirteen weeks ended May 31, 2003 and thirteen weeks ended June 1, 2002, respectively, for the changes in the fair value of $40,000 SWAP.

In June 2001, the Company entered into a second interest rate swap agreement with a notional amount of $20,000 ("the $20,000 SWAP"), maturing June 5, 2003. The Company pays a fixed rate of 4.69% and receives a variable rate tied to the three month LIBOR rate. As of May 31, 2003, the applicable variable rate was 1.34%. The $20,000 SWAP meets the required criteria as defined in SFAS No. 133 to use special hedge accounting. Accordingly, the Company has recorded, through the other comprehensive loss section of shareholders' equity, income of $339, net of tax of $226 for the thirty-nine weeks ended May 31, 2003 and expense of $189, net of tax of $126 for the forty weeks ended June 1, 2002, respectively and income of $399 net of tax of $266 for the thirteen weeks ended May 31, 2003 and expense of $56, net of tax of $37 for the thirteen weeks ended June 1, 2002, respectively, for the change in the $20,000 SWAP. The $20,000 SWAP matured on June 5, 2003.

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                               FINANCIAL POSITION
                     UNIFIRST CORPORATION AND SUBSIDIARIES
                  FOR THE THIRTY-NINE WEEKS ENDED MAY 31, 2003



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

Insurance

The Company self-insures for certain obligations related to health, workers' compensation, vehicles and general liability programs. The Company also purchases stop-loss insurance policies to protect it from catastrophic losses. Judgments and estimates are used in determining the potential value associated with reported claims and for losses that have occurred, but have not been reported. The Company's estimates consider historical claim experience and other factors. The Company's liabilities are based on estimates, and, while the Company believes that the accrual for loss is adequate, the ultimate liability may be in excess of or less than the amounts recorded. Changes in claim experience, the Company's ability to settle claims or other estimates and judgments used by management could have a material impact on the amount and timing of expense for any period.

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                               FINANCIAL POSITION
                     UNIFIRST CORPORATION AND SUBSIDIARIES
                  FOR THE THIRTY-NINE WEEKS ENDED MAY 31, 2003


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

As of September 1, 2002, the Company recognized as a liability the present value of the estimated future costs to decommission its nuclear laundry facilities in accordance with the provisions of SFAS No. 143. The adoption of SFAS No. 143 resulted in a cumulative charge of $2.2 million, net of tax benefit of $1.4 million, related to the change in accounting principle, the recognition of a discounted asset retirement obligation of $5.3 million, and an increase of $2.4 million to the carrying value of the related long-lived assets ($900,000, net of accumulated depreciation of $1.5 million). The Company will depreciate, on a straight-line basis, the amount added to property and equipment and recognize accretion expense in connection with the discounted liability over the various remaining lives which range from approximately one to thirty years.

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

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                               FINANCIAL POSITION
                     UNIFIRST CORPORATION AND SUBSIDIARIES
                  FOR THE THIRTY-NINE WEEKS ENDED MAY 31, 2003


RESULTS OF OPERATIONS

Thirty-Nine Weeks Ended May 31, 2003 Compared with Forty Weeks Ended June 1,
2002

Revenues. Revenues for the thirty-nine weeks ended May 31, 2003 increased $10.9 million or 2.5% to $449.3 million as compared with $438.4 million for the forty weeks ended June 1, 2002. On a comparative thirty-nine week basis, revenues increased by 5.1%. This increase can be attributed to growth from existing operations, acquisitions, and price increases in the core uniform rental business (3.3%) and increased revenue from the UniTech garment services business (1.8%).

Operating Costs. Operating costs increased to $275.9 million for the thirty-nine weeks ended May 31, 2003 as compared with $268.2 million for the forty weeks ended June 1, 2002. As a percentage of revenues, operating costs increased to 61.4% from 61.2% for these periods, primarily due to increased non-garment merchandise costs, primarily mats and facility service products, as well as higher energy costs, offset by a reduction in merchandise costs resulting from improved garment utilization and the Company's continuing transition of its manufacturing operations to Mexico.

Selling and Administrative Expenses. The Company's selling and administrative expenses increased to $105.9 million, or 23.6% of revenues, for the thirty-nine weeks ended May 31, 2003 as compared with $102.3 million, or 23.3% of revenues, for the forty weeks ended June 1, 2002. The increase is primarily attributable to increased sales and marketing costs due to sales force expansion, as well as increases in healthcare costs.

Depreciation and Amortization. The Company's depreciation and amortization expense increased to $29.9 million, or 6.7% of revenues, for the thirty-nine weeks ended May 31, 2003 as compared with $28.2 million, or 6.4% of revenues, for the forty weeks ended June 1, 2002. The increase was due primarily to additional capital expenditures and the completion and placement into service of the Company's second manufacturing plant in Mexico.

Other expense (income). Net other expense (interest and interest rate swap (income) expense less interest income) was $1.7 million, or 0.4% of revenues, for the thirty-nine weeks ended May 31, 2003 as compared with $6.9 million, or 1.6% of revenues, for the forty weeks ended June 1, 2002. During the second quarter of fiscal 2002 the Company recorded a $2.3 million interest charge which was an estimate of the interest due from settling a revenue agent review with the IRS. Excluding this charge, net other expense would have been $4.6 million, or 1.0% of revenues, for the forty weeks ended June 1, 2002. The decrease in net other expense was also a result of lower interest rates and continued debt reduction, as well as changes in the fair value of the $40,000 SWAP, which was $0.7 million of income for the thirty-nine weeks ended May 31, 2003 as compared with $0.4 million of expense for the forty weeks ended June 1, 2002.

Provision for Income Taxes. The Company's effective income tax rate was 38.5% for the thirty-nine weeks ended May 31, 2003 as compared to 38.0% for the forty weeks ended June 1, 2002. The primary reason for the increase is higher state income taxes.

Thirteen Weeks Ended May 31, 2003 Compared with Thirteen Weeks Ended June 1,
2002

Revenues. Revenues for the thirteen weeks ended May 31, 2003 increased $9.4 million or 6.5% to $153.7 million as compared with $144.3 million for the thirteen weeks ended June 1, 2002. This increase can be attributed to growth from existing operations, acquisitions, and price increases in the core uniform rental business (4.4%) and increased revenue from the UniTech garment services business (2.1%).

Operating Costs. Operating costs increased to $93.1 million for the thirteen weeks ended May 31, 2003 as compared with $87.3 million for the thirteen weeks ended June 1, 2002. As a percentage of revenues, operating costs increased to 60.6% from 60.5% for these periods, primarily due to increased non-garment merchandise costs, primarily mats and facility service products, offset by a reduction in merchandise costs resulting from improved garment utilization and the Company's transition of its manufacturing operations to Mexico and cost containment efforts implemented in the thirteen weeks ended May 31, 2003.

Selling and Administrative Expenses. The Company's selling and administrative expenses increased to $34.0 million, or 22.1% of revenues, for the thirteen weeks ended May 31, 2003 as compared with $33.5 million, or 23.2% of revenues, for the thirteen weeks ended June 1, 2002. The decrease as a percentage of revenues is attributable to cost containment efforts related to administrative expenses.

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                               FINANCIAL POSITION
                     UNIFIRST CORPORATION AND SUBSIDIARIES
                  FOR THE THIRTY-NINE WEEKS ENDED MAY 31, 2003


Depreciation and Amortization. The Company's depreciation and amortization expense increased to $10.2 million, or 6.6% of revenues, for the thirteen weeks ended May 31, 2003 as compared with $9.7 million, or 6.7% of revenues, for the thirteen weeks ended June 1, 2002. The decrease as a percentage of revenues was due primarily to certain intangible assets becoming fully amortized.

Other expense (income). Net other expense (interest and interest rate swap (income) expense less interest income) was $0.7 million, or 0.5% of revenues, for the thirteen weeks ended May 31, 2003 as compared with $1.6 million, or 1.1% of revenues, for the thirteen weeks ended June 1, 2002. The decrease in net other expense was the result of lower interest rates and continued debt reduction, as well as changes in the fair value of the $40,000 SWAP, which was $0.3 million of income for the thirteen weeks ended May 31, 2003 as compared with $0.2 million of expense for the thirteen weeks ended June 1, 2002.

Provision for Income Taxes. The Company's effective income tax rate was 38.5% for the thirteen weeks ended May 31, 2003 as compared to 38.0% for the thirteen weeks ended June 1, 2002. The primary reason for the increase is higher state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

Shareholders' equity at May 31, 2003 was $329.5 million, or 81.4% of total capitalization.

During the thirty-nine weeks ended May 31, 2003, net cash provided by operating activities ($45.1 million) was primarily used for capital expenditures ($29.7 million), net debt repayment ($11.0 million), payment of cash dividends ($1.9 million), and common stock repurchases ($1.3 million).

As of May 31, 2003, the Company had $7.4 million in cash and cash equivalents and $34.0 million available on its $125.0 million unsecured line of credit with a syndicate of banks. The Company believes its generated cash from operations and its borrowing capacity will adequately cover its foreseeable capital requirements.

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

SAFE HARBOR FOR FORWARD LOOKING STATEMENTS

Forward looking statements contained in this quarterly report are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995 and are highly dependent upon a variety of important factors that could cause actual results to differ materially from those reflected in such forward looking statements. Such factors include the Company's ability to consummate and successfully integrate acquired businesses, uncertainties regarding any existing or newly-discovered expenses and liabilities related to environmental compliance and remediation, the Company's ability to compete successfully without any significant degradation in its margin rates, seasonal fluctuations in business levels, uncertainties regarding the price levels of natural gas, electricity and fuel, the impact of negative economic conditions on the Company's customers and such customer's workforce, the continuing increase in domestic healthcare costs, the impact of interest rate variability upon the Company's interest rate swap arrangements, the Company's efforts to evaluate and potentially reduce internal costs, economic and other developments associated with the war on terrorism and its impact on the economy and general economic conditions. When used in this quarterly report, the words "intend," "anticipate," "believe," "estimate," and "expect" and similar expressions as they relate to the Company are included to identify such forward looking statements.

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

Interest Rate Risk

The Company is exposed to market risk from changes in interest rates which may adversely affect its financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, the Company manages exposures through its regular operating and financing activities. The Company is exposed to interest rate risk primarily through its borrowings under its $125 million unsecured line of credit with a syndicate of banks. Under the line of credit, the Company may borrow funds at variable interest rates based on the Eurodollar rate or the bank's money market rate, as selected by the Company. As of May 31, 2003, the Company's outstanding debt approximates its carrying value.

The Company has entered into interest rate swap agreements to manage its exposure to movements in interest rates on its variable rate debt. The swap agreements are cash flow hedges and are used to manage exposure to interest rate movement by effectively changing the variable rate to a fixed rate. Such instruments are matched with the underlying borrowings. The effective portion of the cash flow hedge is recorded within the other comprehensive loss section of shareholders' equity in the period of change in fair value. The ineffective portion of the cash flow hedge is charged to the Company's consolidated statement of income in the period of change in fair value.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing of this report (the "Evaluation Date").

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

Part II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits: None

     (b) Reports on Form 8-K:

     On April 2, 2003, the Company filed a Current Report on Form 8-K to report information pursuant to Item 12 - Results of Operations and Financial Conditions in accordance with the interim guidance provided by the SEC pursuant to SEC Release No. 33-8216. The Company attached as Exhibit 99.1 to the Current Report the Company's press release announcing second quarter and first half of fiscal 2003 financial results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

                                          UniFirst Corporation

Date: July 15, 2003       By: /s/ Ronald D. Croatti
                              ------------------------------
                              Ronald D. Croatti
                              President and Chief Executive Officer

Date: July 15, 2003       By: /s/ John B. Bartlett
                              -----------------------------
                              John B. Bartlett
                              Senior Vice President
                              and Chief Financial Officer

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

Date: July 15, 2003      By: /s/ Ronald D.Croatti
                             ------------------------------
                             Chief Executive Officer
                             (Principal Executive Officer)

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

Date: July 15, 2003            By: /s/ John B. Bartlett
                                   ------------------------------
                                   Senior Vice President and
                                   Chief Financial Officer
                                   (Principal Financial Officer)