Form 10-K
period 2003-08-30
UNIFIRST CORP
filed 2003-11-28
CIK 717954

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended August 30, 2003

                          Commission File Number 1-8504

                              UNIFIRST CORPORATION
             (Exact name of registrant as specified in its charter)

        Massachusetts                                       04-2103460
   (State of Incorporation)                    (IRS Employer Identification Number)

                                 68 Jonspin Road
                         Wilmington, Massachusetts 01887
               (Address of principal executive offices)(Zip Code)

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

                          Yes           No   X
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

The number of outstanding shares of UniFirst Corporation Common Stock and Class B Common Stock at November 14, 2003 were 9,010,479 and 10,175,144, respectively. The aggregate market value of shares held by non-affiliates of the Company as of the end of the last business day of UniFirst's most recently completed second fiscal quarter was $163,425,580 (based upon the closing price of the Company's Common Stock on the New York Stock Exchange on said date and assuming the market value of a share of Class B Common Stock (which is generally non-transferable, but is convertible at any time into one share of Common Stock) is identical to the market value of the Common Stock).

                                     PART I

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Proxy Statement for its 2004 Annual Meeting of Shareholders (which will be filed with the Securities and Exchange Commission within 120 days after the close of the 2003 fiscal year) are incorporated by reference into Part III hereof.

This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K.

ITEM 1.  BUSINESS

GENERAL

UniFirst Corporation (the "Company") is one of the largest providers of workplace uniforms and protective clothing in the United States. The Company designs, manufactures, rents, cleans, delivers, and sells a wide range of uniforms and protective clothing, including shirts, pants, jackets, coveralls, jumpsuits, lab coats, smocks and aprons, and also rents industrial wiping products, floormats and other non-garment items, to a variety of manufacturers, retailers and service companies. The Company serves businesses of all sizes in numerous industry categories. Typical customers include automobile service centers and dealers, delivery services, food and general merchandise retailers, food processors and service operations, light manufacturers, maintenance facilities, restaurants, service companies, soft and durable goods wholesalers, transportation companies, and others who require employee clothing for image, identification, protection or utility purposes. At certain specialized facilities, the Company also decontaminates and cleans work clothes that may have been exposed to radioactive materials and services special cleanroom protective wear. Typical customers for these specialized services include government agencies, research and development laboratories, high technology companies and utilities operating nuclear reactors. In fiscal 2003, the Company generated $596.9 million in revenue, of which approximately 61% was from the rental of uniforms and protective clothing, 26% was from the rental of non-garment items, 9% was from garment decontamination services, 2% was from the direct sale of garments, and 2% was from first aid cabinet services and other safety supplies.

The Company maintains its website at www.unifirst.com, and makes available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished to the Securities Exchange Commission (SEC) pursuant to
Section 13(a) or 15(d) of the Securities Exchange Act, as amended, as soon as reasonably practicable after such documents are electronically filed, or furnished, to the SEC.

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

CUSTOMERS

The Company serves businesses of all sizes in numerous industry categories. Typical customers include automobile service centers and dealers, delivery services, food processors and service operations, light manufacturers, maintenance facilities, restaurants, service companies, soft and durable goods wholesalers, transportation companies, and others who require employee clothing for image, identification, protection or utility purposes. The Company currently services over 150,000 customer locations in 46 of the United States, Canada and Europe from approximately 158 manufacturing, distribution and customer service facilities.

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

MANUFACTURING AND SOURCING

The Company manufactured approximately 55% of all garments which it placed in service during fiscal 2003. These were primarily work pants manufactured at its plant in Ebano, San Luis Potosi, Mexico and shirts manufactured at its plant in Valles, San Luis Potosi, Mexico. The balance of the garments used in its programs are purchased from a variety of industry suppliers. While the Company currently acquires the raw materials with which it produces its garments from a limited number of suppliers, the Company believes that such materials are readily available from other sources. To date, the Company has experienced no significant difficulty in obtaining any of its raw materials or supplies.

EMPLOYEES

At August 30, 2003, the Company employed approximately 7,900 persons, about 5% of whom are represented by unions pursuant to two separate collective bargaining agreements. The Company considers its employee relations to be good.

EXECUTIVE OFFICERS

     The executive officers of the Company are as follows:

  NAME                                         AGE                        POSITION
  ----                                         ---                        --------
Ronald D. Croatti                              60    Chairman of the Board, President, and Chief
                                                     Executive Officer
Cynthia Croatti                                48    Executive Vice President and Treasurer
John B. Bartlett                               62    Senior Vice President and Chief Financial Officer
Dennis G. Assad                                58    Senior Vice President, Sales and
                                                     Marketing
Bruce P. Boynton                               55    Senior Vice President, Operations
David A. DiFillippo                            46    Senior Vice President, Operations

The principal occupation and positions for the past five years of the executive officers named above are as follows:

Ronald D. Croatti joined the Company in 1965. Mr. Croatti became Chairman of the Board in fiscal 2002. He has served as Chief Executive Officer since 1991 and President since August 31, 1995. Mr. Croatti has overall responsibility for the management of the Company.

Cynthia Croatti joined the Company in 1980. Ms. Croatti has served as Executive Vice President since January 2001, and as Treasurer since 1982 and has primary responsibility for overseeing the human resources and purchasing functions of the Company.

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

Bruce P. Boynton joined the Company in 1976. Mr. Boynton has served as Senior Vice President, Operations since January 2001, is the chief operating officer for the Company's Canadian operations and has primary responsibility for overseeing the operations of certain regions in the United States. Prior to January 2001, Mr. Boynton had served as Vice President, Operations since 1986.

David A. DiFillippo joined the Company in 1979. Mr. DiFillippo has served as Senior Vice President, Operations since January 2002, and has primary responsibility for overseeing the operations of certain regions in the United States. Prior to January 2002, Mr. DiFillippo had served as Vice President, Central Rental Group since January 2000. Prior to January 2000, Mr. DiFillippo had served as a Regional General Manager.

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

Subsequent Event - Textilease Corporation Acquisition/Revolving Senior Credit Facility

On September 2, 2003 ("Closing Date"), the Company completed its acquisition of 100% of Textilease Corporation ("Textilease"). The purchase price of approximately $175.6 million in cash, net of assumed debt of approximately $2.4 million, was financed as part of a new $285 million unsecured revolving credit agreement ("Credit Agreement"), with a syndicate of banks. The Credit Agreement, completed on the Closing Date, replaces the Company's previous $125 million unsecured revolving credit agreement and is due on the third anniversary of the Closing Date (September 2, 2006). Availability of credit requires compliance with financial and other covenants, including maximum leverage, minimum fixed charge coverage, and minimum tangible net worth, as defined in the Credit Agreement.

Textilease, headquartered in Beltsville, Maryland, had fiscal year 2002 revenues of approximately $95 million. It services over 25,000 uniform and textile products customers from 12 locations in six southeastern states, and also services a wide range of large and small first-aid service customers from additional specialized facilities.

ITEM 2.  PROPERTIES

At August 30, 2003, the Company owned or occupied 158 facilities containing an aggregate of approximately 4.4 million square feet located in the United States, Canada, Mexico, Germany and the Netherlands. These facilities include the Company's

320,000 square foot Owensboro, Kentucky distribution center (which the Company believes is one of the largest and most advanced garment distribution facilities in the industry) and its many customer service locations. The Company owns 94 of these facilities, containing about 3.8 million square feet. The Company believes its industrial laundry facilities are among the most modern in the industry.

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

ITEM 3.  LEGAL PROCEEDINGS

From time to time the Company is subject to legal proceedings and claims arising from the conduct of its business operations, including personal injury, customer contract, employment claims and environmental matters as described above. The Company maintains insurance coverage providing indemnification against the majority of such claims and management does not expect that any material loss to the Company will be sustained as a result thereof.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

COMMON STOCK INFORMATION

Our common stock trades on the New York Stock Exchange under the symbol
"UNF." The following table sets forth, for the periods indicated, the high and low sales prices of our common stock on the New York Stock Exchange, and the dividends per share of common stock and class B common stock. These sales prices represent prices between dealers and do not include retail mark-ups, markdowns, or commissions and may not necessarily represent actual transactions.

                                                              Price Per Share                    Dividends Per Share
                                                                                             Class B
For the Year Ended August 30, 2003                          High           Low          Common Stock            Common Stock
-----------------------------------------------------------------------------------------------------------------------------

First Quarter                                            $24.690       $18.680                $0.030                 $0.0375
Second Quarter                                            21.400        18.550                 0.030                  0.0375
Third Quarter                                             18.830        14.000                 0.030                  0.0375
Fourth Quarter                                            26.920        17.990                 0.030                  0.0375
=============================================================================================================================

                                                              Price Per Share                    Dividends Per Share
                                                                                             Class B
For the Year Ended August 31, 2002                          High           Low          Common Stock            Common Stock
-----------------------------------------------------------------------------------------------------------------------------

First Quarter                                            $19.490       $15.300                $0.030                 $0.0375
Second Quarter                                            24.360        19.370                 0.030                  0.0375
Third Quarter                                             28.690        22.190                 0.030                  0.0375
Fourth Quarter                                            25.260        21.520                 0.030                  0.0375
=============================================================================================================================


The approximate number of shareholders of record of the Company's common stock and Class B common stock as of November 14, 2003 were 125 and 22, respectively.

We have generally declared and paid cash dividends of the Company's common stock and Class B common stock quarterly. The amounts of future dividends on our common stock or class B common stock will be at the discretion of our Board of Directors after taking into account various factors, including our financial condition, operating results, anticipated cash needs, and plans for expansion. Each share of common stock is entitled to 125% of any cash dividend paid on each share of class B common stock

ITEM 6.  SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the Company's Consolidated Financial Statements and Notes to Consolidated Financial Statements included in Item 8.

Ten Year Financial Summary
UniFirst Corporation and Subsidiaries

Fiscal Year Ended August
(In thousands, except Financial Ratios
and per share data)                            2003       2002       2001       2000       1999       1998       1997       1996
------------------------------------------------------------------------------------------------------------------------------------
Summary of Operations
---------------------
Revenues                                     $596,936   $578,898   $556,371   $528,726   $487,100   $448,052   $419,093   $391,794
Depreciation and amortization                  39,659     38,031     37,568     34,710     31,724     26,629     23,386     20,814
Income from operations                         48,838     51,979     47,565     39,244     51,747     54,175     47,001     40,915
Other expense (income), net                     1,266      8,660     10,108      7,200      4,841      2,316      2,118      2,398
Provision for income taxes                     18,310     16,460     14,233     12,176     22,800     18,669     16,160     13,855
Income before cumulative effect of
  accounting change, net                       29,262     26,859     23,224     19,868     24,106     33,190     28,723     24,662
Net income                                     27,020     26,859     23,224     19,868     24,106     33,190     28,723     24,662
------------------------------------------------------------------------------------------------------------------------------------

Financial Position at Year End
------------------------------
Total assets                                 $514,587   $494,835   $491,813   $500,150   $465,627   $376,130   $339,626   $302,378
Long-term obligations                          69,812     85,096     94,795    126,638    113,105     47,149     40,837     39,365
Shareholders' equity                          335,380    309,740    285,545    271,172    257,433    246,374    217,192    191,109
------------------------------------------------------------------------------------------------------------------------------------

Financial Ratios
----------------
Income before cumulative effect of
  accounting change, net as a % of revenues       4.9%       4.6%       4.2%       3.8%       4.9%       7.4%       6.9%       6.3%
Return on average
  shareholders' equity                            8.4%       9.0%       8.3%       7.5%       9.6%      14.3%      14.1%      13.7%
------------------------------------------------------------------------------------------------------------------------------------

Weighted average number
  of shares outstanding -- basic               19,182     19,222     19,364     19,670     20,438     20,511     20,511     20,511
------------------------------------------------------------------------------------------------------------------------------------

Weighted average number
  of shares outstanding -- diluted             19,222     19,278     19,378     19,670     20,438     20,511     20,511     20,511
------------------------------------------------------------------------------------------------------------------------------------

Per Share Data
--------------
Revenues                                     $  31.12   $  30.12   $  28.73   $  26.88   $  23.83   $  21.84   $  20.43   $  19.10
Income before cumulative effect of
  accounting change, net                     $   1.53   $   1.40   $   1.20   $   1.01   $   1.18   $   1.62   $   1.40   $   1.20
Cumulative effect of accounting change, net     (0.12)        --         --         --         --         --         --         --
Net Income - basic                               1.41       1.40       1.20       1.01       1.18       1.62       1.40       1.20
Income before cumulative effect of
  accounting change, net                     $   1.52   $   1.40   $   1.20   $   1.01   $   1.18   $   1.62   $   1.40   $   1.20
Cumulative effect of accounting change, net     (0.12)        --         --         --         --         --         --         --
Net Income - diluted                             1.40       1.39       1.20       1.01       1.18       1.62       1.40       1.20
Shareholders' equity                            17.48      16.11      14.75      13.79      12.60      12.01      10.59       9.32
Dividends
 Common stock                                     .15        .15        .15        .15        .14        .12        .12        .11
 Class B common stock                             .12        .12        .12        .12        .11        .10        .10        .09
------------------------------------------------------------------------------------------------------------------------------------

Fiscal Year Ended August
(In thousands, except Financial Ratios
and per share data)                            1995       1994
-----------------------------------------------------------------
Summary of Operations
---------------------
Revenues                                     $355,041   $318,039
Depreciation and amortization                  19,194     17,912
Income from operations                         34,531     32,457
Other expense (income), net                     2,787      2,513
Provision for income taxes                     11,110     11,073
Income before cumulative effect of
  accounting change, net                       20,634     18,871
Net income                                     20,634     18,871
-----------------------------------------------------------------

Financial Position at Year End
------------------------------
Total assets                                 $272,691   $250,160
Long-term obligations                          36,376     41,602
Shareholders' equity                          168,596    149,472
-----------------------------------------------------------------

Financial Ratios
----------------
Income before cumulative effect of
  accounting change, net as a % of revenues       5.8%       5.9%
Return on average
  shareholders' equity                           13.0%      13.4%
-----------------------------------------------------------------

Weighted average number
  of shares outstanding -- basic               20,511     20,506
-----------------------------------------------------------------

Weighted average number
  of shares outstanding -- diluted             20,511     20,506
-----------------------------------------------------------------

Per Share Data
--------------
Revenues                                     $  17.31   $  15.51
Income before cumulative effect of
  accounting change, net                     $   1.01   $   0.92
Cumulative effect of accounting change, net        --         --
Net Income - basic                               1.01       0.92
Income before cumulative effect of
  accounting change, net                     $   1.01   $   0.92
Cumulative effect of accounting change, net        --         --
Net Income - diluted                             1.01       0.92
Shareholders' equity                             8.22       7.29
Dividends
 Common stock                                     .10        .10
 Class B common stock                             .08        .08

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates

The Company believes the following critical accounting policies reflect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

Environmental and Other Contingencies

The Company is subject to legal proceedings and claims arising from the conduct of their business operations, including environmental matters, personal injury, customer contract matters, employment claims. Accounting principles generally accepted in the United States require that a liability for contingencies be recorded when it is probable that a liability has occurred and the amount of the liability can be reasonably estimated. Significant judgment is required to determine the existence of a liability, as well as the amount to be recorded. The Company regularly consults with attorneys and outside consultants to ensure that all of the relevant facts and circumstances are considered, before a contingent liability is recorded. The Company records accruals for environmental and other contingencies based on enacted laws, regulatory orders or decrees, the Company's estimates of costs, insurance proceeds, participation by other parties and the timing of payments, and the input of outside consultants and attorneys. The estimated liability for environmental contingencies has been discounted using credit-adjusted risk-free rates of interest that range from approximately 4.0% to 5.0% over periods ranging from fifteen to thirty years. The estimated current costs, net of legal settlements with insurance carriers, have been adjusted for the estimated impact of inflation at 3% per year. Changes in enacted laws, regulatory orders or decrees, management's estimates of costs, insurance proceeds, participation by other parties and the timing of payments, and the input of outside consultants and attorneys could have a material impact on the amounts recorded for environmental and other contingent liabilities.

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

The estimated liability has been based on historical experience in decommissioning nuclear laundry facilities, estimated useful lives of the underlying assets, external vendor estimates as to the cost to decommission these assets in the future and federal and state regulatory requirements. The estimated current costs have been adjusted for the estimated impact of inflation at 3% per year. The liability has been discounted using credit-adjusted risk-free rates that range from approximately 3.00% - 7.25% over one to thirty years. Revisions to the liability could occur due to changes in the Company's estimated useful lives of the underlying assets, estimated dates of decommissioning, changes in decommissioning costs, changes in federal or state regulatory guidance on the decommissioning of such facilities, or other changes in estimates. Changes due to revised estimates will be recognized by increasing or decreasing the carrying amount of the liability and the carrying amount of the related long-lived asset.

Fiscal Year Ended August 30, 2003 Compared with Fiscal Year Ended August 31,
2002

Revenues. In 2003, revenues increased 3.1% to $596.9 million as compared with $578.9 million for 2002, which had fifty-three weeks. On a comparative 52-week basis, revenues increased by 5.1%. The 3.1% increase can be attributed to growth from existing operations, acquisitions, and price increases in the core uniform rental business (1.9%) and increased revenue from the UniTech garment services business (1.2%).

Operating costs. Operating costs increased to $370.6 million for 2003 as compared with $349.0 million for 2002. As a percentage of revenues, operating costs increased to 62.1% from 60.3% for these periods, primarily due to increased non-garment merchandise costs, primarily mats and facility service products, as well as higher energy costs, offset by a reduction in merchandise costs resulting from improved garment utilization and the Company's continuing transition of its manufacturing operations to Mexico.

Selling and administrative expenses. The Company's selling and administrative expenses decreased to $137.9 million, or 23.1% of revenues, for 2003 as compared with $139.9 million, or 24.2% of revenues, for 2002. Certain amounts included in 2002 selling and administrative expenses have been classified as operating costs in 2003. Had these costs of approximately $3 million in 2002 been reclassified to operating costs in 2002, selling and administrative expenses would have been approximately $136.9 million, or 23.6% of revenues in 2002. On a comparable basis, selling and administrative expenses increased approximately $1.0 million from 2002 to 2003, primarily due to increased sales and marketing costs driven by sales force expansion, partially offset by reduced legal costs.

Depreciation and amortization. The Company's depreciation and amortization expense increased to $39.7 million, or 6.6% of revenues, for 2003, as compared with $38.0 million, or 6.6% of revenues, for 2002. The increase was due to an increase in depreciation related to additional capital expenditures, offset by a decrease in amortization due to certain intangible assets becoming fully amortized during fiscal 2003.

Other expense (income). Net other expense (interest expense, interest rate swap expense (income) and interest income) was $1.3 million, or 0.21% of revenues, for 2003 as compared with $8.7 million, or 1.5% of revenues, for 2002. During the second quarter of fiscal 2002 the Company recorded a $2.3 million interest charge which was an estimate of the interest due from settling a revenue agent review with the IRS. Excluding this charge, net other expense would have been $6.4 million, or 1.1% of revenues, for 2002. The decrease in net other expense was also a result of lower interest rates and continued debt reduction, as well as changes in the fair value of the $40,000 SWAP, which was $1.3 million of income for 2003 as compared with $1.3 million of expense for 2002.

Provision for Income Taxes. The Company's effective income tax rate was 38.5% for 2003 as compared to 38.0% for 2002. The primary reason for the increase is higher state income taxes.

Fiscal Year Ended August 31, 2002 Compared with Fiscal Year Ended August 25,
2001

Revenues. In 2002, revenues increased 4.0% to $578.9 million as compared with $556.4 million for 2001. This increase can be attributed to an extra week of revenue in fiscal 2002 (1.9%), increased revenue from the nuclear garment services business (1.7%), and price increases in the core uniform rental and first aid business (0.4%).

Operating costs. Operating costs decreased to $349.0 million for 2002 as compared with $349.4 million for 2001. As a percentage of revenues, operating costs decreased to 60.3% from 62.8% for these periods, primarily due to lower merchandise costs resulting from transitioning manufacturing operations to Mexico, better control of garment usage through the use of in-plant stockrooms, and reduced energy related costs such as natural gas, electricity and fuel.

Selling and administrative expenses. The Company's selling and administrative expenses increased to $139.9 million, or 24.2% of revenues, for 2002 as compared with $121.8 million, or 21.9% of revenues, for 2001. Fiscal 2001 reflects a credit to selling and administrative expenses of $1.1 million for a favorable settlement of a lawsuit related to the Company's nuclear garment service business. Excluding this settlement, selling and administrative expenses would have been $122.9 million, or 22.1% of revenues. The increase from 2001 to 2002 is attributable to significant increases in healthcare costs, increased marketing costs due to salesforce expansion and legal expenses.

Depreciation and amortization. The Company's depreciation and amortization expense increased to $38.0 million, or 6.6% of revenues, for 2002, as compared with $37.6 million, or 6.8% of revenues, for 2001. This increase was due primarily to increased depreciation expense during fiscal 2002 related to new capital expenditures and the completion and placement into service of the Company's second manufacturing plant in Mexico, offset by the elimination of goodwill amortization of $2.0 million, which was recorded in 2001. See Note 7 for further discussion.

Interest expense. Interest expense was $8.8 million, or 1.5% of revenues, for 2002 as compared with $9.1 million, or 1.6% of revenues, for 2001. During the second quarter of fiscal 2002, the Company recorded a $2.3 million interest charge as an estimated amount due for settlement of a revenue agent review with the IRS. Excluding this charge, interest expense would have been $6.5 million for 2002, or 1.1% of revenues. The decrease from fiscal 2001 to fiscal 2002 is related to lower interest rates in 2002, as well as continued debt reduction in 2002.

Interest income. Interest income, which is primarily amounts charged to customers for overdue accounts, increased to $1.4 million for fiscal 2002, as compared to $1.2 million for fiscal 2001. The amounts recorded in each year were 0.2% of revenue.

Interest rate swap expense. Interest rate swap expense was $1.3 million, or 0.2% of revenues, for 2002, as compared to $2.2 million, or 0.4% of revenues, for 2001. The lower interest rate swap expense in 2002 is due to a change in the fair value of the Company's $40 million notional amount interest rate swap agreement. See Note 5 for a further discussion of the impact of this change.

Provision for income taxes. The Company's effective income tax rate was 38.0% in both 2002 and 2001.

Liquidity and Capital Resources

Shareholders' equity at August 30, 2003 was $335.4 million, or 82.7% of the Company's total capitalization.

Net cash provided by operating activities was $60.8 million in fiscal 2003 and totaled $189.7 million for the three years ended August 30, 2003. These cash flows were used primarily to fund $105.4 million in capital expenditures to expand and update Company facilities, and reduce debt by a net amount of $58.1 million for the three years ended August 30, 2003. Additionally, during this three year period, $16.4 million was used for acquisitions, net of cash acquired, $6.0 million was used to repurchase 503,000 shares of the Company's common stock, and $7.7 million was used to pay cash dividends to Common and Class B Common shareholders.

As of August 30, 2003, the Company had $6.1 million in cash and cash equivalents and $39.2 million available under its $125.0 million unsecured line of credit with a syndicate of banks. As of August 30, 2003, the Company had standby irrevocable bank commercial letters of credit and mortgages outstanding of $20.1 million. In connection with its acquisition of Textilease Corporation on September 2, 2003 ("Closing Date") (see Note 15 to the Consolidated Financial Statements), the Company entered into a $285 million unsecured revolving credit agreement ("Credit Agreement"), with a syndicate of banks. The Credit Agreement, entered into on the Closing Date, replaces the Company's previous $125 million unsecured revolving credit agreement. As of November 26, 2003, approximately $30.1 million was available on the Credit Agreement, net of outstanding borrowings of $235.2 million and letters of credit of $19.7 million.

The Company believes its cash generated from operations and its borrowing capacity will adequately cover its foreseeable capital requirements.

Contractual Obligations and Commercial Commitments

The following information is presented as of August 30, 2003.


                          Payments Due by Fiscal Period

Contractual Obligations        Total        2004        2005        2006       2007    Thereafter
-------------------------------------------------------------------------------------------------
Long Term Debt                $69,812     $ 2,493     $   505     $65,992     $  208     $  614

Operating Leases                9,975       3,441       2,685       1,774      1,118        982
                              -------------------------------------------------------------------
Total Contractual Cash
Obligations                   $79,787     $ 5,934     $ 3,190     $67,766     $1,326     $1,596
                              ===================================================================

                              Commitment Expiration

Other Commercial           Total Amounts
Commitments                  Committed      2004        2005        2006       2007    Thereafter
-------------------------------------------------------------------------------------------------
Unused Lines of Credit        $39,229     $    --     $    --     $39,229     $   --     $   --

Standby Letters of Credit      20,061                              20,061
                           ----------------------------------------------------------------------
Total Commercial
  Commitments                $ 59,290     $    --     $    --     $ 59,290    $   --     $   --
                           ======================================================================

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

SAFE HARBOR FOR FORWARD LOOKING STATEMENTS

Forward looking statements contained in this quarterly report are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995 and are highly dependent upon a variety of important factors that could cause actual results to differ materially from those reflected in such forward looking statements. Such factors include uncertainties regarding the Company's ability to consummate and successfully integrate acquired businesses, uncertainties regarding any existing or newly-discovered expenses and liabilities related to environmental compliance and remediation, the Company's ability to compete successfully without any significant degradation in its margin rates, seasonal fluctuations in business levels, uncertainties regarding the price levels of natural gas, electricity, fuel, and labor, the impact of negative economic conditions on the Company's customers and such customer's workforce, the continuing increase in domestic healthcare costs, demand and prices for the Company's products and services, the impact of interest rate variability upon the Company's interest rate swap arrangements, additional professional and internal costs necessary for compliance with recent and proposed future changes in Securities and Exchange Commission (including the Sarbanes-Oxley Act of
2002), New York Stock Exchange, and accounting rules, strikes and unemployment levels, the Company's efforts to evaluate and potentially reduce internal costs, economic and other developments associated with the war on terrorism and its impact on the economy and general economic conditions. When used in this quarterly report, the words "intend," "anticipate," "believe," "estimate," and "expect" and similar expressions as they relate to the Company are included to identify such forward looking statements.

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

Interest Rate Risk

The Company is exposed to market risk from changes in interest rates which may adversely affect its financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, the Company manages exposures through its regular operating and financing activities. The Company is exposed to interest rate risk primarily through its borrowings under its $125 million unsecured line of credit with a syndicate of banks. Under the line of credit, the Company may borrow funds at variable interest rates based on the Eurodollar rate or the bank's money market rate, as selected by the Company. As of August 30, 2003, the Company's outstanding debt approximates its carrying value.

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

In connection with its acquisition of Textilease Corporation on September 2, 2003 ("Closing Date") (see Note 15 to the Consolidated Financial Statements), the Company entered into a $285 million unsecured revolving credit agreement ("Credit Agreement"), with a syndicate of banks. The Credit Agreement, entered into on the Closing Date, replaces the Company's previous $125 million unsecured revolving credit agreement. Under the line of credit, the Company may borrow funds at variable interest rates based on the Eurodollar rate or the bank's money market rate, as selected by the Company. As of August 30, 2003, the Company's outstanding debt approximates its carrying value.

The Company is evaluating alternatives to manage its exposure to movements in interest rates on its variable rate debt related to the Credit Agreement.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Statements of Income
UniFirst Corporation and Subsidiaries

Year Ended                                                    August 30,     August 31,     August 25,
(In thousands, except per share data)                            2003           2002           2001
------------------------------------------------------------------------------------------------------
Revenues                                                      $ 596,936      $ 578,898      $ 556,371
                                                              ----------------------------------------
Cost and expenses:
  Operating costs                                               370,555        349,009        349,449
  Selling and administrative expenses                           137,884        139,879        121,789
  Depreciation and amortization                                  39,659         38,031         37,568
                                                              ----------------------------------------
                                                                548,098        526,919        508,806
                                                              ----------------------------------------

Income from operations                                           48,838         51,979         47,565
                                                              ----------------------------------------
Other expense (income):
  Interest expense                                                4,010          8,843          9,107
  Interest income                                                (1,452)        (1,439)        (1,239)
  Interest rate swap expense (income)                            (1,292)         1,256          2,240
                                                              ----------------------------------------
                                                                  1,266          8,660         10,108
                                                              ----------------------------------------
Income before income taxes                                       47,572         43,319         37,457
Provision for income taxes                                       18,310         16,460         14,233
                                                              ----------------------------------------
Income before cumulative effect of accounting change             29,262         26,859         23,224
Cumulative effect of accounting change (net of income tax
 benefit of $1,404 in fiscal 2003)                                2,242             --             --
                                                              ----------------------------------------
Net income                                                    $  27,020      $  26,859      $  23,224
                                                              ========================================
Weighted average number of shares outstanding : basic            19,182         19,222         19,364
                                                              ----------------------------------------
Weighted average number of shares outstanding : diluted          19,222         19,278         19,378
                                                              ----------------------------------------
Income per share - basic
Before cumulative effect of accounting change, net            $    1.53      $    1.40      $    1.20
Cumulative effect of accounting change, net                       (0.12)            --             --
                                                              ----------------------------------------
Net income                                                    $    1.41      $    1.40      $    1.20
                                                              ========================================
Income per share - diluted
Before cumulative effect of accounting change, net            $    1.52      $    1.39      $    1.20
Cumulative effect of accounting change, net                       (0.12)            --             --
                                                              ----------------------------------------
Net income per share                                          $    1.40      $    1.39      $    1.20
                                                              ========================================
Cash dividends per share:
  Common stock                                                $    0.15      $    0.15      $    0.15
                                                              ========================================
  Class B common stock                                        $    0.12      $    0.12      $    0.12
                                                              ========================================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

Consolidated Balance Sheets
UniFirst Corporation and Subsidiaries

                                                                                               Year Ended
                                                                                        August 30,     August 31,
 (In thousands, except per share data)                                                     2003           2002
-----------------------------------------------------------------------------------------------------------------
Assets
Current assets:
  Cash and cash equivalents                                                             $   6,053      $   4,333
  Receivables, less reserves of $2,611 for 2003 and $2,687 for 2002                        57,941         54,587
  Inventories                                                                              25,355         24,807
  Rental merchandise in service                                                            60,490         56,047
  Prepaid and deferred tax assets                                                           5,591             --
  Prepaid expenses                                                                            407            315
                                                                                        -------------------------
           Total current assets                                                           155,837        140,089
                                                                                        -------------------------
Property and equipment:
  Land, buildings and leasehold improvements                                              221,487        208,000
  Machinery and equipment                                                                 238,820        229,692
  Motor vehicles                                                                           66,081         60,925
                                                                                        -------------------------
                                                                                          526,388        498,617
  Less - accumulated depreciation                                                         251,806        229,621
                                                                                        -------------------------
                                                                                          274,582        268,996
                                                                                        -------------------------
Goodwill                                                                                   62,608         61,539
Intangible assets, net                                                                     20,524         23,155
Other assets                                                                                1,036          1,056
                                                                                        -------------------------
                                                                                        $ 514,587      $ 494,835
                                                                                        =========================
Liabilities and Shareholders' Equity
Current liabilities:
  Current maturities of long-term obligations                                           $   2,493      $   1,406
  Notes payable                                                                               104          1,195
  Accounts payable                                                                         30,678         17,012
  Accrued liabilities                                                                      53,670         53,331
  Accrued and deferred income taxes                                                            --          1,457
                                                                                        -------------------------
           Total current liabilities                                                       86,945         74,401
                                                                                        -------------------------
Long-term obligations, net of current maturities                                           67,319         83,690
Deferred income taxes                                                                      24,943         27,004
                                                                                        -------------------------
Commitments and Contingencies (Note 9)
Shareholders' equity:
  Preferred stock, $1.00 par value; 2,000,000 shares authorized; none issued                   --             --
  Common stock, $.10 par value; 30,000,000 shares authorized; issued
     10,599,359 shares in 2003 and 10,555,109 shares in 2002                                1,060          1,055
  Class B common stock, $.10 par value; 20,000,000 shares authorized;
     Issued and outstanding 10,175,144 shares in 2003 and 10,205,144 shares in 2002         1,018          1,021
  Treasury stock, 1,595,055 shares in 2003 and 1,535,055 shares in 2002, at cost          (26,005)       (24,756)
  Capital surplus                                                                          12,693         12,503
  Retained earnings                                                                       348,043        323,595
  Accumulated other comprehensive loss                                                     (1,429)        (3,678)
                                                                                        -------------------------
          Total shareholders' equity                                                      335,380        309,740
                                                                                        -------------------------
                                                                                        $ 514,587      $ 494,835
                                                                                        =========================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

Consolidated Statements of Shareholders' Equity
UniFirst Corporation and Subsidiaries

                                                                                                         Accumulated
                                   Class B                    Class B                                       Other
                           Common  Common   Treasury  Common  Common    Treasury   Capital  Retained    Comprehensive  Comprehensive
     (In thousands)        Shares  Shares    Shares   Stock   Stock       Stock    Surplus  Earnings    Income (Loss)  Income (Loss)
------------------------------------------------------------------------------------------------------------------------------------
Balance, August 26, 2000   10,500  10,256   (1,092)   $1,050  $ 1,026   $(20,049)  $12,438  $ 278,676      $(1,969)            --
Net income                     --      --       --        --       --         --        --     23,224           --         23,224
Dividends                      --      --       --        --       --         --        --     (2,587)          --             --
Shares converted               17     (17)      --         2       (2)        --        --         --           --             --
Shares repurchased             --      --     (443)       --       --     (4,706)       --         --           --             --
Foreign Currency
 translation adjustments       --      --       --        --       --         --        --         --         (893)          (893)
Change in fair value of
 derivative instruments,
 net of tax                    --      --       --        --       --         --        --         --         (665)          (665)
------------------------------------------------------------------------------------------------------------------------------------
     Comprehensive income                                                                                                 $21,666
------------------------------------------------------------------------------------------------------------------------------------
Balance, August 25, 2001   10,517  10,239   (1,535)    1,052    1,024    (24,755)   12,438    299,313       (3,527)
Net income                     --      --       --        --       --         --        --     26,859           --         26,859
Dividends                      --      --       --        --       --         --        --     (2,577)          --             --
Shares converted               34     (34)      --         3       (3)        --        --         --           --             --
Shares repurchased             --      --       --        --       --         (1)       --         --           --             --
Stock options exercised         4      --       --        --       --         --        65         --           --             --
Foreign Currency
 translation adjustments       --      --       --        --       --         --        --         --         (471)          (471)
Change in fair value of
 derivative instruments,
 net of tax                    --      --       --        --       --         --        --         --          320            320
------------------------------------------------------------------------------------------------------------------------------------
     Comprehensive income                                                                                                 $26,708
------------------------------------------------------------------------------------------------------------------------------------
Balance, August 31, 2002   10,555  10,205   (1,535)    1,055    1,021    (24,756)   12,503    323,595       (3,678)
Net income                     --      --       --        --       --         --        --     27,020           --         27,020
Dividends                      --      --       --        --       --         --        --     (2,572)          --             --
Shares converted               30     (30)      --         3       (3)        --        --         --           --             --
Shares repurchased             --      --      (60)       --       --     (1,249)       --         --           --             --
Stock options exercised        14      --       --         2       --         --       190         --           --             --
Foreign Currency
 translation adjustments       --      --       --        --       --         --        --         --        1,904          1,904
Change in fair value of
 derivative instruments,
 net of tax                    --      --       --        --       --         --        --         --          345            345
------------------------------------------------------------------------------------------------------------------------------------
     Comprehensive income                                                                                                 $29,269
------------------------------------------------------------------------------------------------------------------------------------
Balance, August 30, 2003   10,599  10,175   (1,595)   $1,060  $ 1,018   $(26,005)  $12,693  $ 348,043      $(1,429)
===================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows
UniFirst Corporation and Subsidiaries

Year Ended                                                      August 30,    August 31,    August 25,
(In thousands)                                                     2003          2002          2001
------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income                                                       $ 27,020      $ 26,859      $ 23,224
  Adjustments:
    Cumulative effect of accounting change, net                     2,242            --            --
     Depreciation                                                  35,262        32,755        30,553
     Amortization of other assets                                   4,397         5,276         7,015
     Accretion on asset retirement obligations                        292            --            --
     Interest rate swap (income) expense                           (1,292)        1,256         2,240
     Changes in assets and liabilities, net of acquisitions:
         Receivables                                               (3,229)        1,158        (1,446)
         Inventories                                                 (548)       (2,394)        5,161
         Rental merchandise in service                             (4,225)        1,618         2,439
         Prepaid expenses                                             (92)          (40)           23
         Accounts payable                                          13,667        (2,670)         (143)
         Accrued liabilities                                       (4,982)       (3,156)        5,856
         Accrued and deferred income taxes                         (7,704)      (11,351)         (324)
         Deferred income taxes                                         --         3,388         1,613
------------------------------------------------------------------------------------------------------
  Net cash provided by operating activities                        60,808        52,699        76,211
------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired                    (2,785)      (12,342)       (1,300)
Capital expenditures                                              (37,919)      (33,304)      (34,196)
Other                                                               1,912         3,940        (3,261)
------------------------------------------------------------------------------------------------------
  Net cash used in investing activities                           (38,792)      (41,706)      (38,757)
------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
Increase in debt                                                       --           152           981
Reduction of debt                                                 (16,667)       (9,998)      (32,580)
Repurchase of common stock                                         (1,249)           (1)       (4,706)
Proceeds from exercise of common stock options                        192            65            --
Cash dividends                                                     (2,572)       (2,577)       (2,587)
------------------------------------------------------------------------------------------------------
  Net cash used in financing activities                           (20,296)      (12,359)      (38,892)
------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                1,720        (1,366)       (1,438)
Cash and cash equivalents at beginning of year                      4,333         5,699         7,137
------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                         $  6,053      $  4,333      $  5,699
======================================================================================================

Supplemental disclosure of cash flow information:

Interest paid                                                    $  4,554      $  8,776      $  8,588

Income taxes paid                                                  24,179        24,418        13,014
======================================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements
UniFirst Corporation and Subsidiaries

(Amounts in thousands, except per share and common stock options data)

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

Fiscal Year

The Company's fiscal year ends on the last Saturday in August. For financial reporting purposes, fiscal 2003 had 52 weeks, while fiscal 2002 had 53 weeks and fiscal 2001 had 52 weeks.

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

Inventories and Rental Merchandise in Service

Inventories are stated at the lower of cost or market value, net of any reserve for excess and obsolete inventory. Judgments and estimates are used in determining the likelihood that new goods on hand can be sold to customers or used in rental operations. Historical inventory usage and current revenue trends are considered in estimating both excess and obsolete inventories. If actual product demand and market conditions are less favorable than those projected by management, additional inventory write-downs may be required. The Company uses the last-in, first-out (LIFO) method to value a significant portion of its inventories. Had the Company used the first-in, first-out (FIFO) accounting method, inventories would have been approximately $1.5 million higher at August 30, 2003 and August 31, 2002. Substantially all inventories represent finished goods.

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

Net Income Per Share

Basic and diluted net income per share is calculated using the weighted average number of common and dilutive potential common shares outstanding during the year. The following table illustrates the amounts used in the denominator of the calculation:

                 Year Ended                        August 30, 2003  August 31, 2002  August 25, 2001
Weighted average number of shares outstanding
-- Basic                                                    19,182          19,222           19,364
Add: effect of dilutive potential common shares -
employee common stock options                                   40              56               14
                                                   ------------------------------------------------
Weighted average number of shares outstanding
- Diluted                                                   19,222          19,278           19,378
                                                   ------------------------------------------------

Stock Based Compensation

The Company has stock-based employee compensation plans which are described in
Note 10 to the consolidated financial statements. The Company uses the intrinsic value method to account for the plans under Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees," under which no compensation cost has been recognized related to Stock option grants. The Company has adopted the disclosure provisions of SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure". Had compensation cost for this plan been determined consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts for the following periods:

                     Year Ended                                     August 30, 2003   August 31, 2002  August 25, 2001
Income before cumulative effect of accounting change                     $   29,262       $   26,859        $   23,224
Less: pro forma compensation expense, net of  tax                              (171)            (126)             (146)
                                                                    ---------------------------------------------------
Pro forma income before cumulative effect of accounting change               29,091           26,733            23,078
Cumulative effect of accounting change, net of tax                           (2,242)              --                --
                                                                    ---------------------------------------------------
        Pro forma net income                                             $   26,849       $   26,733        $   23,078
                                                                         ==========       ==========        ==========

Basic net income per weighted average common share, as reported:

Income before cumulative effect of accounting change                     $     1.53       $     1.40        $     1.20

Cumulative effect of accounting change, net of tax                            (0.12)              --                --
                                                                    ---------------------------------------------------
        Net income per share                                             $     1.41       $     1.40        $     1.20
                                                                         ==========       ==========        ==========
Basic net income per weighted average common share, pro forma:
Pro forma income before cumulative effect of accounting change           $     1.52       $     1.39        $     1.19
Cumulative effect of accounting change, net of tax                            (0.12)              --                --
                                                                    ---------------------------------------------------
         Pro forma  net income per share                                 $     1.40       $     1.39        $     1.19
                                                                         ==========       ==========        ==========

Diluted net income per weighted average common share, as reported:
Income before cumulative effect of accounting change                     $     1.52       $     1.39        $     1.20
Cumulative effect of accounting change, net of tax                            (0.12)              --                --
                                                                    ---------------------------------------------------
         Net income per share                                            $     1.40       $     1.39        $     1.20
                                                                         ==========       ==========        ==========
Diluted net income per weighted average common share, pro forma:
Pro forma income before cumulative effect of accounting change           $     1.51       $     1.39        $     1.19
Cumulative effect of accounting change, net of tax                            (0.12)              --                --
                                                                    ---------------------------------------------------
          Pro forma net income per share                                 $     1.39       $     1.39        $     1.19
                                                                         ==========       ==========        ==========

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model as prescribed by SFAS No. 123, based upon the date of grant, with the following assumptions used for grants each year:

                                                                           2003             2002              2001
                                                                           ----------------------------------------
Risk-free interest rate                                                    4.00%            4.03%             5.78%
Expected dividend yield                                                    1.00%            1.00%             1.00%
Expected life in years                                                       10                8                 8
Expected volatility                                                          30%              30%               30%

The weighted average fair values of options granted during fiscal years 2003, 2002 and 2001 were $8.63, $6.67 and $4.28, respectively.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and bank short-term investments with maturities of less than ninety days.

Financial Instruments

The Company's financial instruments, which may expose the Company to concentrations of credit risk, include cash and cash equivalents, receivables, accounts payable, notes payable and long-term obligations. Each of these financial instruments is recorded at cost, which approximates its fair value.

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

Environmental and Other Contingencies

The Company is subject to legal proceedings and claims arising from the conduct of their business operations, including environmental matters, personal injury, customer contract matters, employment claims. Accounting principles generally accepted in the United States require that a liability for contingencies be recorded when it is probable that a liability has occurred and the amount of the liability can be reasonably estimated. Significant judgment is required to determine the existence of a liability, as well as the amount to be recorded. The Company regularly consults with attorneys and outside consultants to ensure that all of the relevant facts and circumstances are considered, before a contingent liability is recorded. The Company records accruals for environmental and other contingencies based on enacted laws, regulatory orders or decrees, the Company's estimates of costs, insurance proceeds, participation by other parties and the timing of payments, and the input of outside consultants and attorneys. The estimated liability for environmental contingencies has been discounted using credit-adjusted risk-free rates of interest that range from approximately 4.0% to 5.0% over periods ranging from fifteen to thirty years. The estimated current costs, net of legal settlements with insurance carriers, have been adjusted for the estimated impact of inflation at 3% per year. Changes in enacted laws, regulatory orders or decrees, management's estimates of costs, insurance proceeds, participation by other parties and the timing of payments, and the input of outside consultants and attorneys could have a material impact on the amounts recorded for environmental and other contingent liabilities.

Reclassifications

Certain prior year amounts have been reclassified to conform with current year presentation.

2.  Acquisitions

Aggregate information relating to the acquisition of businesses which were accounted for as purchases is as follows:

                    Year ended                          August 30,    August 31,   August 25,
                                                           2003           2002        2001
---------------------------------------------------------------------------------------------
Fair value of tangible assets acquired                    $   598      $  4,371      $  300
Fair value of intangible assets and goodwill acquired       2,479         9,008       1,000
Fair value of liabilities assumed or created                 (292)       (1,037)         --
                                                        -------------------------------------
Acquisition of businesses, net of cash acquired           $ 2,785      $ 12,342      $1,300
                                                        =====================================

The results of operations of these acquisitions have been included on the Company's consolidated financial statements since their respective acquisition dates. None of these acquisitions were significant, individually or in the aggregate, in relation to the

Company's consolidated financial statements and, therefore, pro forma financial information has not been presented. See Note 15 for Subsequent Events.

3.  Income Taxes

The provision for income taxes consists of the following:

Year ended             August 30,  August 31,    August 25,
                         2003         2002          2001
                       ------------------------------------
Current:
Federal and Foreign     $16,218     $ 13,383      $ 14,466
State                     2,026        1,624         1,873
                       ------------------------------------
                         18,244       15,007        16,339
                       ------------------------------------
Deferred:
Federal and Foreign          60        1,354        (1,208)
State                         6           99          (898)
                       ------------------------------------
                             66        1,453        (2,106)
                       ------------------------------------
                        $18,310     $ 16,460      $ 14,233
                       ====================================

The following table reconciles the provision for income taxes using the statutory federal income tax rate to the actual provision for income taxes:

Year ended                                   August 30,   August 31,  August 25,
                                               2003         2002         2001
                                             -----------------------------------
Income taxes at the statutory federal
 income tax rate                               $16,650     $15,160     $ 13,110
State income taxes                               1,315       1,120          385
Foreign income taxes                               193         148          481
Puerto Rico exempt income                           --          --         (183)
Other                                              152          32          440
                                             -----------------------------------
                                               $18,310     $16,460     $ 14,233
                                             ===================================

The Company's Puerto Rico subsidiary's income was 90% exempt from Puerto Rico income taxes through 2001. The Company provides for anticipated tollgate taxes on the repatriation of the subsidiary's accumulated earnings.

The tax effect of items giving rise to the Company's deferred tax (assets) liabilities is as follows:

                                             August 30,   August 31,  August 25,
                                               2003          2002        2001
                                             -----------------------------------
Rental merchandise in service                $  8,612      $ 12,765    $ 20,061
Tax in excess of book depreciation             25,730        23,630      20,151
Accruals and other                            (14,885)      (11,547)    (13,991)
                                             -----------------------------------
 Net deferred tax liabilities                $ 19,457      $ 24,848    $ 26,221
                                             ===================================

4.  Long-Term Obligations

Long-term obligations outstanding on the accompanying consolidated balance sheets are as follows:

                                                                   August 30,  August 31,
                                                                     2003        2002
-----------------------------------------------------------------------------------------
Unsecured revolving credit agreement with a syndicate of banks, interest rates of 2.26% and 2.84% at August 30, 2003 and
 August 31, 2002, respectively                                      $65,710     $80,000

Notes payable, interest rates from 4.9% - 7.5%, payable
 in various installments through 2007                                 4,001       4,431

Amounts due for restrictive covenants and other,
 payable in various installments through 2005                           101         665
-----------------------------------------------------------------------------------------
                                                                     69,812      85,096
Less - current maturities                                             2,493       1,406
-----------------------------------------------------------------------------------------
                                                                    $67,319     $83,690
=========================================================================================

Aggregate current maturities of long-term obligations for years subsequent to August 30, 2003 are $2,493 in 2004, $505 in 2005, $65,992 in 2006, $208 in 2007,
$132 in 2008, and $482 thereafter.

The Company's unsecured revolving credit agreement ("Agreement") runs through August 30, 2005. As of August 30, 2003, the maximum line of credit was $125,000 of which approximately $39.2 million was available, net of outstanding borrowings of $65.7 million and letters of credit of $20.1 million. Under this Agreement, the Company may borrow funds at variable interest rates based on the Eurodollar rate or the bank's money market rate, as selected by the Company. This Agreement contains, among other things, provisions regarding net worth and debt coverage. Under the most restrictive of these provisions, the Company was required to maintain minimum consolidated tangible net worth of $195,887 as of August 30, 2003. The Company was in compliance with these provisions as of August 30, 2003. See Note 15 for Subsequent Events.

5.  Derivative Instruments and Hedging Activities

The Company has entered into interest rate swap agreements to manage its exposure to movements in interest rates on its variable rate debt. The Company accounts for these agreements in accordance with SFAS No. 133, as amended, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). The swap agreements are cash flow hedges and are used to manage exposure to interest rate movement by effectively changing the variable rate to a fixed rate. Such instruments are matched with the underlying borrowings. SFAS No. 133 eliminates special hedge accounting if a swap agreement does not meet certain criteria, thus requiring the Company to reflect all changes in the fair value of the swap agreement in earnings in the period of change.

In October 1999, the Company entered into an interest rate swap agreement, notional amount $40,000 ("the $40,000 SWAP"), maturing October 13, 2004. The Company pays a fixed rate of 6.38% and receives a variable rate tied to the three month LIBOR rate. As of August 30, 2003, the applicable variable rate was 1.11%. On October 15, 2002, the bank had the option to terminate the $40,000 SWAP without further obligation to make payments to the Company. The bank did not exercise this option. Because of the existence of this termination option, the $40,000 SWAP did not meet the required criteria to qualify as a cash flow hedge and use special hedge accounting, under SFAS No. 133. Accordingly, the Company has recorded, in the interest rate swap expense (income) line item of its consolidated statements of income, income of $1,292, expense of $1,256 and expense of $2,240 for the three years ended August 30, 2003, August 31, 2002, and August 25, 2001, respectively, for the changes in the fair value of $40,000 SWAP.

In June 2001, the Company entered into a second interest rate swap agreement with a notional amount of $20,000 ("the $20,000 SWAP"), maturing June 5, 2003. The Company paid a fixed rate of 4.69% and received a variable rate tied to the three month LIBOR rate. At maturity, the applicable variable rate was 1.34%. The $20,000 SWAP met the required criteria as defined in SFAS No. 133 to use special hedge accounting. Accordingly, the Company has recorded, through the other comprehensive loss section of shareholders' equity, income of $345, net of tax of $230 for the year ended August 30, 2003, expense of $195, net of tax of $130 for the year ended August 31, 2002, and expense of $150, net of tax of $100 for the year ended August 25, 2001, respectively, for the change in the fair value in the $20,000 SWAP. The $20,000 SWAP matured on June 5, 2003.

During 2001, the Company entered into natural gas swap agreements to mitigate the commodity price risk associated with the natural gas used at certain laundry facilities. During the third quarter of fiscal 2002, the Company liquidated these swap agreements. The impact of this liquidation was not material to the Company's financial condition or results of operations. These swap agreements met the required criteria as defined in SFAS No. 133 to use special hedge accounting. Accordingly, the Company recorded, in accumulated other comprehensive income (loss), income of $515, net of tax of $343 for the year ended August 31, 2002 and expense of $515, net of tax of $343 for the year ended August 25, 2001 related to the change in the fair value of the swap agreements.

6.  Employee Benefit Plans

The Company has a profit sharing plan with a 401(k) feature for all eligible employees not under collective bargaining agreements. The Company matches a portion of the employee's contribution and can make an additional contribution at its discretion. Contributions charged to expense under the plan were $5,887 in 2003 $6,176 in 2002, and $5,744 in 2001.

Some employees under collective bargaining agreements are covered by union-sponsored multi-employer pension plans. Company contributions, generally based upon hours worked, are in accordance with negotiated labor contracts. Payments to these plans amounted to $348 in 2003, $402 in 2002, and $282 in 2001. Information is not readily available for the Company to determine its share of unfunded vested benefits, if any, under these plans.

7.   Goodwill and Other Intangible Assets

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets ("SFAS No. 142")". SFAS No. 142 addresses financial accounting and reporting for goodwill and other intangible assets. SFAS No. 142 supersedes Accounting Principles Board ("APB") Opinion No. 17, "Intangible Assets" The Company adopted SFAS No. 142 effective August 26, 2001. Under SFAS No. 142, goodwill is no longer amortized, but reviewed annually, or more frequently if certain indicators arise, for impairment. There were no impairment losses related to goodwill and indefinite-lived intangible assets due to the application of SFAS No. 142. In addition, the remaining useful lives of amortizable intangible assets were reviewed and deemed appropriate.

Upon adoption of SFAS No. 142, the Company discontinued the amortization of goodwill. The following table presents a reconciliation of net income and earnings per share, adjusted for the exclusion of goodwill, net of tax:

                                                   August 30,  August 31,  August 25,
Year ended  (in thousands)                           2003         2002       2001
                                                   ----------------------------------
Reported net income                                 $27,020     $26,859     $23,224
Add: Goodwill amortization, net of tax                   --          --       1,178
                                                   ----------------------------------

Adjusted net income                                 $27,020     $26,859     $24,402
                                                   ==================================

Reported Net Income per share - Basic               $  1.41     $  1.40     $  1.20
Add: Goodwill amortization, net of tax                   --          --         .06
                                                   ----------------------------------

Adjusted Net Income per share - Basic               $  1.41     $  1.40     $  1.26
                                                   ==================================

Reported Net Income per share - Diluted             $  1.40     $  1.39     $  1.20
Add: Goodwill amortization, net of tax                   --          --         .06
                                                   ----------------------------------

Adjusted Net Income per share - Diluted             $  1.40     $  1.39     $  1.26
                                                   ==================================

The changes in the carrying amount of goodwill are as follows:

Balance as of August 25, 2001                                   $54,579
Goodwill acquired during the period                               6,946
Effect of foreign currency translation                               14
                                                                -------
Balance as of August 31, 2002                                   $61,539
Goodwill acquired during the period                                 910

Effect of foreign currency translation                              159
                                                                -------
Balance as of August 30, 2003                                   $62,608
                                                                =======

Intangible assets, net on the Company's accompanying consolidated balance sheets are as follows:

                                                               August 30,  August 31,
Year Ended                                                       2003         2002
                                                               ----------------------
Customer contracts, net of accumulated amortization of
$33,120 and $30,586, respectively                               $16,713     $18,170

Restrictive covenants, net of accumulated amortization of
$13,449 and $11,745, respectively                                 3,038       4,073

Other intangible assets, net of accumulated amortization of
$940 and $811, respectively                                         773         912
                                                               ----------------------
                                                                $20,524     $23,155
                                                               ======================

Estimated amortization expense for the five fiscal years subsequent to August 30, 2003, based on intangible assets, net as of August 30, 2003 is as follows:

                                  2004      $ 3,427
                                  2005        2,757
                                  2006        2,335
                                  2007        2,028
                                  2008        1,894

8.  Accrued Liabilities

Accrued liabilities on the accompanying consolidated balance sheets are as follows:

                                August 30,  August 31,
         Year Ended                2003       2002
                                ----------------------
Insurance related                $18,149     $18,372
Payroll related                   13,824      13,537
Environmental related              5,377       5,377
Interest rate swap related         2,203       3,840
Asset retirement obligations       7,060         742
Other                              7,057      11,463
                                ----------------------
                                 $53,670     $53,331
                                ======================

9.  Commitments and Contingencies

Lease Commitments

The Company leases certain buildings from independent parties. Total rent expense on all leases was $3,280 in 2003, $3,436 in 2002, and $3,564 in 2001.
Annual minimum lease commitments for all years subsequent to August 30, 2003 are $3,441 in 2004, $2,685 in 2005, $1,774 in 2006, $1,118 in 2007, $757 in 2008,
and $225 thereafter.

Contingencies

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

The Company's nuclear garment decontamination facilities are licensed by the Nuclear Regulatory Commission ("NRC"), or in certain cases by the applicable state agency, and are subject to regulation by federal, state and local authorities. In recent years, there has been increased scrutiny and, in certain cases, regulation of nuclear facilities or related services that have resulted in the suspension of operations at certain nuclear facilities served by the Company or disruptions of the Company's ability to service such facilities. There can be no assurance that such increased scrutiny will not lead to the shut-down of such facilities or otherwise cause material disruptions in the Company's garment decontamination business.

From time to time, the Company is subject to legal proceedings and claims arising from the conduct of its business operations, including litigation related to charges for certain ancillary services on invoices, personal injury claims, customer contract matters, employment claims and environmental matters as described above.

While it is impossible to ascertain the ultimate legal and financial liability with respect to contingent liabilities, including lawsuits, the Company believes that the aggregate amount of such liabilities, if any, in excess of amounts accrued or covered by insurance, will not have a material adverse effect on the consolidated financial position or results of operation of the Company. It is possible, however, that future results of operations for any particular future period could be materially affected by changes in the Company's assumptions or strategies related to these contingencies or changes out of the Company's control.

As security for certain agreements with the NRC and various state agencies related to the nuclear operations (see Note 14) and certain insurance programs, the Company had standby irrevocable bank commercial letters of credit and mortgages of $20,061 and $14,927 outstanding as of August 30, 2003 and August 31, 2002, respectively.

10.  Common Stock Options

The Company adopted an incentive stock option plan (the "Plan") in November, 1996 and reserved 150,000 shares of common stock for issue under the Plan. In January of 2002, the Company increased to 450,000 the number of shares of common stock reserved for issuance under the Plan. Options granted under the Plan, through August 30, 2003, are at a price equal to the fair market value of the Company's common stock on the date of grant. Options granted prior to fiscal 2003 are subject to a proportional four-year vesting schedule and expire eight years from the grant date. Options granted in fiscal 2003 are subject to a five-year cliff-vesting schedule under which options become vested or exercisable after five years from date of grant and expire ten years after the grant date.

The following table summarizes the common stock option activity for the fiscal years ended August 30, 2003, August 31, 2002, and August 25, 2001:

                                              WEIGHTED
                                              AVERAGE
                                 NUMBER OF    EXERCISE
                                  SHARES       PRICE
                                  ------       -----
Outstanding, August 26, 2000       55,800      $15.07
   Granted                         57,700       10.06
   Exercised                            0        0.00
   Forfeited                       (5,700)      12.60
                                 ---------------------
Outstanding, August 25, 2001      107,800      $12.52
                                 =====================
   Granted                         55,700       17.55
   Exercised                       (4,875)      13.44
   Forfeited                      (11,375)      13.71
                                 ---------------------
Outstanding, August 31, 2002      147,250      $14.30
   Granted                         56,200       20.10
   Exercised                      (14,250)      13.45
   Forfeited                       (1,500)      14.65
                                 ---------------------
Outstanding, August 30, 2003      187,700      $16.10
                                 =====================
Exercisable, August 25, 2001       13,075      $15.13

Exercisable, August 31, 2002       46,288      $13.78

Exercisable, August 30, 2003       91,967      $14.05

The following table summarizes information relating to currently outstanding and exercisable stock options as of August 30, 2003:

         OUTSTANDING OPTIONS              EXERCISABLE OPTIONS
         -------------------              -------------------
                REMAINING
   NUMBER      CONTRACTUAL     EXERCISE    NUMBER     EXERCISE
OUTSTANDING  LIFE (IN YEARS)    PRICES   EXERCISABLE   PRICES
--------------------------------------------------------------
     38,325        4.0         $ 15.13        38,325   $ 15.13
     43,125        5.2           10.06        30,619     10.06
     50,050        6.2           17.55        23,023     17.55
     48,000        9.7           20.13            --        --
      8,200        9.8           19.93            --        --
    -------                                   ------
    187,700                                   91,967
    =======                                   ======


11.  Shareholders' Equity

The significant attributes of each type of stock are as follows:

Common stock -- Each share is entitled to one vote and is freely transferable. Each share of common stock is entitled to a cash dividend equal to 125% of any cash dividend paid on each share of Class B common stock.

Class B common stock -- Each share is entitled to ten votes and can be converted to common stock on a share-for-share basis. Until converted to common stock, however, Class B shares are not freely transferable.

12.  Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income/(loss) are as follows:

                                                Change in Fair Value     Total Accumulated
                             Foreign Currency       of Derivative       Other Comprehensive
                               Translation     Instruments, net of tax         Loss
                             --------------------------------------------------------------
Balance, August 26, 2000         $(1,969)                $  --               $(1,969)

Change during the period            (893)                 (665)               (1,558)
                             --------------------------------------------------------------
Balance, August 25, 2001          (2,862)                 (665)               (3,527)
Change during the period            (471)                  320                  (151)
                             --------------------------------------------------------------
Balance, August 31, 2002          (3,333)                 (345)               (3,678)
Change during the period           1,904                   345                 2,249
                             --------------------------------------------------------------
Balance, August 30, 2003         $(1,429)                $  --               $(1,429)
                             ==============================================================

13.  Segment Reporting

The Company operates as a single reportable segment, that being the design, rental, cleaning and delivery of occupational garments, industrial wiper towels, floor mats and other non-garment items, which represents more than 90% of consolidated net sales. The Company's reporting segment relating to first aid cabinet services and other safety supplies do meet the thresholds of a reportable segment as outlined in SFAS 131. The Company also has activities in Canada, Mexico and Europe, which do not meet the reporting thresholds outlined in SFAS 131.

14.  Asset Retirement Obligations

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

As of September 1, 2002, the Company recognized as a liability the present value of the estimated future costs to decommission its nuclear laundry facilities in accordance with the provisions of SFAS No. 143. The adoption of SFAS No. 143 resulted in a cumulative charge of $2.2 million, net of tax benefit of $1.4 million, related to the change in accounting principle, the recognition of a discounted asset retirement obligation of $5.3 million, and an increase of $2.4 million to the gross carrying value of the related long-lived assets ($900,000, net of accumulated depreciation of $1.5 million). The Company will depreciate, on a straight-line basis, the amount added to property and equipment and recognize accretion expense in connection with the discounted liability over the various remaining lives which range from approximately one to thirty years.

The estimated liability has been based on historical experience in decommissioning nuclear laundry facilities, estimated useful lives of the underlying assets, external vendor estimates as to the cost to decommission these assets in the future and federal and state regulatory requirements. The estimated current costs have been adjusted for the estimated impact of inflation at 3% per year. The liability has been discounted using credit-adjusted risk-free rates that range from approximately 3.00% - 7.25% over one to thirty years. Revisions to the liability could occur due to changes in the Company's estimated useful lives of the underlying assets, estimated dates of decommissioning, changes in decommissioning costs, changes in federal or state regulatory guidance on the decommissioning of such facilities, or other changes in estimates. Changes due to revised estimates will be recognized by increasing or decreasing the carrying amount of the liability and the carrying amount of the related long-lived asset.

The Company revised its estimate of this liability in the quarter ended August 30, 2003 due to changes in the estimate of future decommissioning costs related to one of the Company's nuclear facilities. The change in estimate resulted in an increase of $1,255 to the carrying amount of the liability and the carrying amount of the related long-lived asset. Since this revision is a change in estimate, the Company will depreciate the increase in the long-lived asset over the estimated remaining useful life of the related nuclear facility which is 28 years. In the quarter ended August 30, 2003, the Company also recognized as a liability the present value of the estimated future costs to decommission a new nuclear laundry facility. The Company recognized a discounted asset retirement obligation of $503, and an increase of $497 to the gross carrying value of the related long-lived asset ($494, net of accumulated depreciation of $3). In the current fiscal year, the Company began decommissioning one of the nuclear laundry facilities for which it had recognized an asset retirement obligation. Costs incurred in connection with the decommissioning for the year ended August 30, 2003 were approximately $300. As of August 30, 2003, the Company believes this current decommissioning project will be completed by the end of fiscal 2004.

The pro forma effects of the application of SFAS No. 143 as if the Statement had been adopted on August 27, 2000 (instead of September 1, 2002) are not material and, therefore, have not been presented.

A reconciliation of the Company's liability for the year ended August 30, 2003, is as follows:

Upon adoption at September 1, 2002                                      $ 5,310
Accretion expense                                                           292
Change in estimate of liability                                           1,255
Additional liabilities recognized                                           503
Asset retirement costs incurred                                            (300)
                                                                        -------
Balance at August 30, 2003                                              $ 7,060
                                                                        =======

As of August 30, 2003, the $7.1 million asset retirement obligation is included in accrued liabilities in the accompanying condensed consolidated balance sheet.

15.   Subsequent Event - Acquisition/Revolving Senior Credit Facility

On September 2, 2003 ("Closing Date"), the Company completed its acquisition of 100% of Textilease Corporation ("Textilease"). The purchase price of approximately $175.6 million in cash, net of assumed debt of approximately $2.4 million, was financed as part of a new $285 million unsecured revolving credit agreement ("Credit Agreement"), with a syndicate of banks. The Credit Agreement, completed on the Closing Date, replaces the Company's previous $125 million unsecured revolving credit agreement and is due on the third anniversary of the Closing Date (September 2, 2006). Availability of credit requires compliance with financial and other covenants, including maximum leverage, minimum fixed charge coverage, and minimum tangible net worth, as defined in the Credit Agreement.

Textilease, headquartered in Beltsville, Maryland, had fiscal year 2002 revenues of approximately $95 million. It services over 25,000 uniform and textile products customers from 12 locations in six southeastern states, and also services a wide range of large and small first-aid service customers from additional specialized facilities.

The following is a summary of the Company's preliminary estimate of the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The Company has engaged a third party to appraise the fair value of the acquired tangible and intangible assets. The appraisal report has not yet been finalized. The results of the appraisal may differ from the Company's preliminary estimate of the fair value of the acquired tangible and intangible assets. The Company is also completing its analysis of the fair values of the liabilities assumed in connection with the acquisition, including certain liabilities that qualify for recognition under Emerging Issues Task Force 95-3 "Recognition of Liabilities in connection with a Purchase Business Combination". The Company will finalize the purchase price allocation after it receives the appraisal report, completes its analysis of assumed liabilities, and receives other relevant information relating to the acquisition. The final purchase price allocation may be significantly different than the Company's preliminary estimate as presented below.

Assets:
Current assets                                                                                      $  32,601
Property and equipment                                                                                 23,963
Goodwill                                                                                              124,007
Intangible assets subject to amortization (estimated twelve year weighted-average useful life):        30,750
Other assets                                                                                            4,085
                                                                                                    ---------
Total assets acquired                                                                               $ 215,406
                                                                                                    =========

Liabilities:
Current liabilities                                                                                 $  23,288
Deferred compensation                                                                                   5,616
Deferred income taxes                                                                                  10,198
Long-term debt                                                                                            676
                                                                                                    ---------
Total liabilities assumed                                                                           $  39,778
                                                                                                    ---------

Net assets acquired                                                                                 $ 175,628
                                                                                                    =========

The $124.0 million of goodwill was assigned to our only reportable segment, that being the design, rental, cleaning and delivery of occupational garments, industrial wiper towels, floor mats and other non-garment items. None of the goodwill is expected to be deductible for income tax purposes.

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors and Shareholders

UniFirst Corporation

We have audited the accompanying consolidated balance sheets of UniFirst Corporation and subsidiaries as of August 30, 2003 and August 31, 2002 and the related consolidated statements of income, shareholders' equity, and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of UniFirst Corporation and subsidiaries for the year ended August 25, 2001 were audited by other auditors who have ceased operations and whose report dated October 31, 2001, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2003 and 2002 financial statements referred to above present fairly, in all material respects, the consolidated financial position of UniFirst Corporation and subsidiaries at August 30, 2003 and August 31, 2002, and the consolidated results of their operations and their cash flows for each of the two years then ended in conformity with accounting principles generally accepted in the United States.

As discussed in Note 14 to the consolidated financial statements, effective September 1, 2002, the Company adopted Statement of Financial Accounting Standards (Statement) No. 143 "Asset Retirement Obligations."

As discussed in Note 7 to the consolidated financial statements, effective August 26, 2001, the Company adopted Statement No. 142, "Goodwill and Other Intangible Assets." As discussed above, the consolidated financial statements of UniFirst Corporation and subsidiaries for the year ended August 25, 2001, were audited by other auditors who have ceased operations. As described in Note 7, these consolidated financial statements have been revised to include the transitional disclosures required by Statement No. 142 which was adopted as of August 26, 2001. Our audit procedures with respect to the disclosures in Note 7 related to the year ended August 25, 2001 included (a) agreeing the previously reported net income to the previously issued financial statements and agreeing the adjustments to reported net income representing amortization expense (including any related tax effects) recognized in those periods related to goodwill as a result of initially applying Statement No. 142 (including any related tax effects) to the Company's underlying records obtained from management, and (b) testing the mathematical accuracy of the reconciliation of reported net income to adjusted net income, and the related earnings per share amounts. In our opinion, the disclosures for the year ended August 25, 2001 in
Note 7 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the consolidated financial statements of UniFirst Corporation and subsidiaries as of August 25, 2001 and for the year then ended, other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the consolidated financial statements as of August 25, 2001 and for the year then ended, taken as a whole.

/s/ Ernst & Young LLP
----------------------------
Boston, Massachusetts

November 4, 2003


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

UniFirst Corporation and Subsidiaries:

To UniFirst Corporation:


We have audited the accompanying consolidated balance sheets of UniFirst Corporation (a Massachusetts corporation) and subsidiaries as of August 25, 2001 and August 26, 2000, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended August 25, 2001. These consolidated financial statements are the responsibility of management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of UniFirst Corporation and subsidiaries as of August 25, 2001 and August 26, 2000, and the results of their operations and their cash flows for each of the three years in the period ended August 25, 2001, in conformity with accounting principles generally accepted in the United States.

/s/ ARTHUR ANDERSEN LLP
----------------------------
Boston, Massachusetts
October 31, 2001

NOTE:

This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with UniFirst Corporation's filing on Form 10-K for the year ended August 25, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-K. See Exhibit 23.2 for further discussion.

The following is a summary of the results of operations for each of the quarters within the years ended August 30, 2003 and August 31, 2002. This summary should be read in conjunction with the Company's Consolidated Financial Statements and Notes to Consolidated Financial Statements included in this
Item 8.

The Company's fiscal year ends on the last Saturday in August. For financial reporting purposes, fiscal 2003 had 52 weeks and fiscal 2002 had 53 weeks. Each of the quarters presented below includes 13 weeks except the second quarter of 2002 which includes 14 weeks.

(Unaudited)
(In thousands, except per share data)
                                                              First       Second        Third        Fourth
                         2003                                Quarter      Quarter      Quarter       Quarter
--------------------------------------------------------------------------------------------------------------
Revenues                                                    $149,179     $146,425     $153,690       $147,642
Income before income taxes                                    14,089        6,137       15,624         11,722
Income before cumulative effect of accounting change           8,665        3,774        9,609          7,214

Weighted average shares outstanding - basic                   19,218       19,168       19,168         19,172
Weighted average shares outstanding - diluted                 19,271       19,208       19,175         19,233
Net income per share - basic                                   $0.45        $0.20        $0.50          $0.38
==============================================================================================================
Net income per share - diluted                                 $0.45        $0.20        $0.50          $0.37
==============================================================================================================

                                                             First        Second        Third         Fourth
                         2002                               Quarter       Quarter      Quarter        Quarter
--------------------------------------------------------------------------------------------------------------
Revenues                                                    $142,625     $151,523     $144,259       $140,491
Income before income taxes                                    12,313        8,321       12,149         10,536
Income before cumulative effect of accounting change           7,634        5,159        7,532          6,534

Weighted average shares outstanding - basic                   19,220       19,221       19,223         19,225
Weighted average shares outstanding - diluted                 19,250       19,276       19,293         19,288
Net income per share - basic                                   $0.40        $0.27        $0.39          $0.34
==============================================================================================================
Net income per share - diluted                                 $0.39        $0.27        $0.39          $0.34
==============================================================================================================

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

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that material information relating to the Company required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. In designing and evaluating the disclosure controls and procedures, the Company's management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures. The Company currently is in the process of further reviewing and documenting its disclosure controls and procedures, and its internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the fourth quarter of fiscal year 2003 that have materially affected, or that are reasonably likely to materially affect our internal controls over financial reporting.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated by reference to the information provided under the caption "Election of Directors" in the Company's Proxy Statement for its 2004 Annual Meeting of Shareholders.

ITEM 11.  EXECUTIVE COMPENSATION

Incorporated by reference to the information provided under the caption "Summary Compensation Table," "Option Grants with Respect to Fiscal Year 2003," "Option Exercises and Year-End Holdings," "Supplemental Executive Retirement Plan" and "Stock Performance Graph" in the Company's Proxy Statement for its 2004 Annual Meeting of Shareholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference to the information provided under the captions "Election of Directors," "Security Ownership of Management and Principal Shareholders", and "Amendment to 1996 Stock Option Plan" in the Company's Proxy Statement for its 2004 Annual Meeting of Shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference to the information provided under the caption "Certain Relationships and Related Transactions" in the Company's Proxy Statement for its 2004 Annual Meeting of Shareholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference to the information provided under the caption "Independent Auditors" in the Company's Proxy Statement for its 2004 Annual Meeting of Shareholders.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The financial statements listed below are filed as part of this report:

        1. and 2. FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES.

The financial statements listed below are included under Item 8 of this Form
10-K.

Consolidated balance sheets as of August 30, 2003 and August 31, 2002

Consolidated statements of income for each of the three years in the period ended August 30, 2003

Consolidated statements of shareholders' equity for each of the three years in the period ended August 30, 2003

Consolidated statements of cash flows for each of the three years in the period ended August 30, 2003

Notes to consolidated financial statements

Report of Ernst & Young LLP, Independent Auditors

Report of Arthur Andersen LLP, Independent Public Accountants

The following additional schedule is filed herewith:

Schedule II - Valuation and qualifying accounts and reserves for each of the three years in the period ended August 30, 2003

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors and Shareholders
UniFirst Corporation

We have audited the consolidated financial statements of UniFirst Corporation and subsidiaries as of August 30, 2003 and August 31, 2002, and for each of the two years then ended, and have issued our report thereon dated November 4, 2003 (included elsewhere in this Form 10-K). Our audits also included Schedule II -- Valuation and Qualifying Accounts and Reserves as of August 30, 2003 and August 31, 2002, and for each of the two years then ended, included in this Annual Report on Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this schedule based on our audits. The financial statement schedule of UniFirst Corporation and subsidiaries as of August 25, 2001 and for the year then ended, was subjected to the auditing procedures applied by other auditors, who have ceased operations, in connection with their audit of the consolidated financial statements for that year and whose report dated October 31, 2001, indicated that such financial statement schedule fairly stated in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

In our opinion, the financial statement schedule as of August 30, 2003 and August 31, 2002, and for each of the two years then ended, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP
---------------------
Boston, Massachusetts

November 4, 2003

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

/s/ ARTHUR ANDERSEN LLP
-----------------------
Boston, Massachusetts
October 31, 2001

NOTE:
----
This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with UniFirst Corporation's filing on Form 10-K for the year ended August 25, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-K. See Exhibit 23.2 for further discussion.


UNIFIRST CORPORATION AND SUBSIDIARIES
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES FOR EACH
OF THE THREE YEARS IN THE PERIOD ENDED AUGUST 30, 2003
(THOUSANDS)

                                                  Balance,             Charged to           Charges for              Balance,
                                                 Beginning             Costs and          Which Reserves             End of
        Description                              of Period             Expenses            Were Created              Period
-----------------------------------              ---------             ---------          ---------------            -------
For the year ended August 30, 2003
Allowance for doubtful accounts                   $2,687                $3,066                $(3,142)                $2,611
                                                  ======                ======                =======                 ======

For the year ended August 31, 2002
Allowance for doubtful accounts                   $3,237                $3,326                $(3,876)                $2,687
                                                  ======                ======                =======                 ======

For the year ended August 25, 2001
Allowance for doubtful accounts                   $3,110                $3,357                $(3,230)                $3,237
                                                  ======                ======                =======                 ======

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

         3. EXHIBITS. The list of exhibits filed as part of this annual report on Form 10-K are set forth at (c) below.

(b) Reports filed on Form 8-K

On July 7, 2003, the Company furnished a Current Report on Form 8-K to report information pursuant to Item 12 - Results of Operations and Financial Conditions in accordance with the interim guidance provided by the SEC pursuant to SEC Release No. 33-8216. The Company attached as Exhibit 99.1 to the Current Report the Company's press release announcing second quarter and first half of fiscal 2003 financial results.

(c) Exhibits

                                   DESCRIPTION

2.1 Stock Purchase Agreement dated as of July 17, 2003 by and among the Company and the stockholders of Textilease Corporation signatory thereto - incorporated by reference to the Company's Current Report on Form 8-K filed on September 17, 2003.

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

10-D UniFirst Corporation 1996 Stock Incentive Plan, as amended, (incorporated by reference to Exhibit 10-D to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2002.

*  21   List of Subsidiaries

*  23.1 Consent of Ernst & Young LLP, Independent Auditors

*  23.2 Information Regarding Consent of Arthur Andersen LLP

*  31.1 Rule 13a-14(a)/15d-14(a) certification of Ronald D. Croatti

*  31.2 Rule 13a-14(a)/15d-14(a) certification of John B. Bartlett

** 32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section
   1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

** 32.2  Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section
   1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

*  Filed herewith
** Furnished herewith





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

November 26, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         NAME                                   TITLE                                DATE
         ----                                   -----                                ----
/s/ Ronald D. Croatti                Principal Executive Officer and Director    November 26, 2003
----------------------------
Ronald D. Croatti

/s/ John B. Bartlett                 Principal Financial Officer and
----------------------------          Principal Accounting Officer                November 26, 2003
John B. Bartlett

/s/ Cynthia Croatti
----------------------------
Cynthia Croatti                       Director                                    November 26, 2003

/s/ Donald J. Evans
----------------------------
Donald J. Evans                       Director                                    November 26, 2003

/s/ Albert Cohen
----------------------------
Albert Cohen                          Director                                    November 26, 2003

/s/ Phillip L. Cohen
----------------------------
Phillip L. Cohen                      Director                                    November 26, 2003

/s/ Anthony F. DiFillippo
----------------------------
Anthony F. DiFillippo                 Director                                    November 26, 2003

                                 EXHIBIT INDEX

                                   DESCRIPTION

2.1 Stock Purchase Agreement dated as of July 17, 2003 by and among the Company and the stockholders of Textilease Corporation signatory thereto - incorporated by reference to the Company's Current Report on Form 8-K filed on September 17, 2003.

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

10-D UniFirst Corporation 1996 Stock Incentive Plan, as amended, (incorporated by reference to Exhibit 10-D to the Company's Annual Report on Form 10-K for the fiscal year ended August 31, 2002.

*  21   List of Subsidiaries

*  23.1 Consent of Ernst & Young LLP, Independent Auditors

*  23.2 Information Regarding Consent of Arthur Andersen LLP

*  31.1 Rule 13a-14(a)/15d-14(a) certification of Ronald D. Croatti

*  31.2 Rule 13a-14(a)/15d-14(a) certification of John B. Bartlett

** 32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section
   1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

** 32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section
   1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

*  Filed herewith
** Furnished herewith