Form 10-Q
period 2003-11-29
UNIFIRST CORP
filed 2004-01-13
CIK 717954

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter ended November 29, 2003

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

                               Yes [X]   No [ ]

The number of outstanding shares of UniFirst Corporation Common Stock and Class B Common Stock at January 5, 2004 were 9,010,979 and 10,175,144 respectively.

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

UniFirst Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

                                                                              NOVEMBER 29,    AUGUST 30,    NOVEMBER 30,
                        (IN THOUSANDS, EXCEPT PER SHARE DATA)                     2003           2003           2002
     ----------------------------------------------------------------------   ------------    ----------    ------------
     Assets
     Current assets:
       Cash and cash equivalents                                               $   7,988      $   6,053      $     484
       Receivables, less reserves of $3,113, $2,611,and $2,953,
     respectively                                                                 77,627         57,941         63,384
       Inventories                                                                31,601         25,355         21,860
       Rental merchandise in service                                              68,744         60,490         59,401
       Prepaid and deferred tax assets                                             5,591          5,591             --
       Prepaid expenses                                                              515            407            586
                                                                               ---------      ---------      ---------
                Total current assets                                             192,066        155,837        145,715
                                                                               ---------      ---------      ---------
     Property and equipment:
       Land, buildings and leasehold improvements                                234,483        221,487        214,182
       Machinery and equipment                                                   255,286        238,820        230,952
       Motor vehicles                                                             66,991         66,081         64,019
                                                                               ---------      ---------      ---------
                                                                                 556,760        526,388        509,153
       Less - accumulated depreciation                                           261,097        251,806        238,759
                                                                               ---------      ---------      ---------
                                                                                 295,663        274,582        270,394
                                                                               ---------      ---------      ---------
     Goodwill                                                                    180,263         62,608         61,535
     Intangible assets, net                                                       57,877         20,524         21,734
     Other assets                                                                  4,164          1,036          2,332
                                                                               ---------      ---------      ---------
                                                                               $ 730,033      $ 514,587      $ 501,710
                                                                               =========      =========      =========
     Liabilities and Shareholders' Equity
     Current liabilities:
       Current maturities of long-term obligations                             $   1,673      $   2,493      $   2,710
       Notes payable                                                                  --            104          1,299
       Accounts payable                                                           31,982         30,678         28,703
       Accrued liabilities                                                        71,528         53,670         55,389
       Accrued and deferred income taxes                                           7,622             --          2,015
                                                                               ---------      ---------      ---------
                Total current liabilities                                        112,805         86,945         90,116
                                                                               ---------      ---------      ---------
     Long-term obligations, net of current maturities                            237,951         67,319         70,259
     Deferred income taxes                                                        33,727         24,943         27,004
                                                                               ---------      ---------      ---------
     Shareholders' equity:
       Preferred stock, $1.00 par value; 2,000,000 shares authorized;
     none issued                                                                      --             --             --
       Common stock, $.10 par value; 30,000,000 shares
     authorized; shares issued 10,606,034, 10,599,359, and
     10,555,109, respectively                                                      1,061          1,060          1,055
       Class B common stock, $.10 par value; 20,000,000 shares authorized;
     issued and outstanding 10,175,144, 10,175,144, and
     10,205,144, respectively                                                      1,018          1,018          1,021
       Treasury stock, 1,595,055, 1,595,055, and 1,595,055 shares
     respectively, at cost                                                       (26,005)       (26,005)       (26,005)
       Capital surplus                                                            12,789         12,693         12,519
       Retained earnings                                                         356,923        348,043        329,373
       Accumulated other comprehensive loss                                         (236)        (1,429)        (3,632)
                                                                               ---------      ---------      ---------
               Total shareholders' equity                                        345,550        335,380        314,331
                                                                               ---------      ---------      ---------
                                                                               $ 730,033      $ 514,587      $ 501,710
                                                                               =========      =========      =========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

UniFirst Corporation and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)

                                                              Thirteen weeks    Thirteen weeks
                                                                   ended            ended
                                                                November 29,     November 30,
          (In thousands, except per share data)                     2003             2002
-----------------------------------------------------------   --------------    --------------
Revenues                                                         $ 180,898         $ 149,179
                                                                 ---------         ---------
Cost and expenses:
  Operating costs                                                  115,088            92,690
  Selling and administrative expenses                               36,827            31,899
  Depreciation and amortization                                     11,028             9,884
                                                                 ---------         ---------
                                                                   162,943           134,473
                                                                 ---------         ---------
Income from operations                                              17,955            14,706
                                                                 ---------         ---------
Other expense (income):
  Interest expense                                                   3,242             1,094
  Interest income                                                     (292)             (268)
  Interest rate swap income                                           (480)             (209)
                                                                 ---------         ---------
                                                                     2,470               617
                                                                 ---------         ---------
Income before income taxes                                          15,485            14,089
Provision for income taxes                                           5,962             5,424
                                                                 ---------         ---------
Income before cumulative effect of accounting change                 9,523             8,665
Cumulative effect of accounting change (net of income tax
 benefit of $1,404 in fiscal 2003)                                      --             2,242
                                                                 ---------         ---------
         Net income                                              $   9,523         $   6,423
                                                                 =========         =========
Weighted average number of shares outstanding - basic               19,184            19,218
                                                                 ---------         ---------
Weighted average number of shares outstanding - diluted             19,249            19,271
                                                                 ---------         ---------
Income per share - basic:
Income before cumulative effect of accounting change, net        $    0.50         $    0.45
Cumulative effect of accounting change, net                             --             (0.12)
                                                                 ---------         ---------
         Net income per share                                    $    0.50         $    0.33
                                                                 =========         =========
Income per share - diluted:
Income before cumulative effect of accounting change, net        $    0.49         $    0.45
Cumulative effect of accounting change, net                             --             (0.12)
                                                                 ---------         ---------
          Net income per share                                   $    0.49         $    0.33
                                                                 =========         =========
Cash dividends per share:
  Common stock                                                   $  0.0375         $  0.0375
                                                                 =========         =========
  Class B common stock                                           $  0.0300         $  0.0300
                                                                 =========         =========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

UniFirst Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

                                                                  Thirteen     Thirteen
                                                                weeks ended   weeks ended
                                                                November 29,  November 30,
                            (In thousands)                          2003          2002
--------------------------------------------------------------  ------------  ------------
Cash flows from operating activities:
Net income                                                       $   9,523      $  6,423
  Adjustments:
    Cumulative effect of accounting change, net                         --         2,242
     Depreciation                                                    9,491         8,522
     Amortization of intangible assets                               1,537         1,362
     Amortization of deferred financing costs                          290            --
     Accretion on asset retirement obligations                          96            75
     Interest rate swap income                                        (480)         (209)
     Changes in assets and liabilities, net of acquisitions:
         Receivables                                               (10,327)       (8,798)
         Inventories                                                 3,098         2,947
         Rental merchandise in service                               4,390        (3,355)
         Prepaid expenses                                              947          (270)
         Accounts payable                                           (3,427)       11,690
         Accrued liabilities                                         2,139        (2,376)
         Accrued and deferred income taxes                           5,671         1,964
                                                                 ---------      --------
  Net cash provided by operating activities                         22,948        20,217
                                                                 ---------      --------
Cash flows from investing activities:

Acquisition of business                                           (175,628)           --
Capital expenditures                                                (6,747)       (8,998)
Other                                                               (2,317)       (1,167)
                                                                 ---------      --------
  Net cash used in investing activities                           (184,692)      (10,165)
                                                                 ---------      --------
Cash flows from financing activities:

Increase in debt                                                   177,293           104
Reduction of debt                                                   (9,590)      (12,127)
Deferred financing costs                                            (3,478)           --
Repurchase of common stock                                              --        (1,249)
Proceeds from exercise of common stock options                          97            16
Cash dividends                                                        (643)         (645)
                                                                 ---------      --------
  Net cash provided by (used in) financing activities              163,679       (13,901)
                                                                 ---------      --------
Net increase (decrease) in cash and cash equivalents                 1,935        (3,849)
Cash and cash equivalents at beginning of period                     6,053         4,333
                                                                 ---------      --------
Cash and cash equivalents at end of period                       $   7,988      $    484
                                                                 =========      ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

UniFirst Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Thirteen Weeks Ended November 29, 2003

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

Fiscal Year

The Company's fiscal year ends on the last Saturday in August. For financial reporting purposes, fiscal 2004 will have 52 weeks, as did fiscal 2003.

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

Inventories and Rental Merchandise in Service

Inventories are stated at the lower of cost or market value, net of any reserve for excess and obsolete inventory. Judgments and estimates are used in determining the likelihood that new goods on hand can be sold to customers or used in rental operations. Historical inventory usage and current revenue trends are considered in estimating both excess and obsolete inventories. If actual product demand and market conditions are less favorable than those projected by management, additional inventory write-downs may be required. The Company uses the last-in, first-out (LIFO) method to value a significant portion of its inventories. Had the Company used the first-in, first-out (FIFO) accounting method, inventories would have been approximately $1.5 million higher at November 29, 2003, August 30, 2003 and November 30, 2002. Substantially all inventories represent finished goods.

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

Goodwill and Other Intangible Assets

Customer contracts are amortized over their estimated useful lives which have a weighted average life of approximately 15 years. Restrictive covenants are amortized over the terms of the respective non-competition agreements, which have a weighted average life of 7.5 years. In accordance with the provisions of Statement of Financial Accounting Standards "SFAS" No. 142, the Company does not amortize goodwill.

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

Net Income Per Share

Basic and diluted net income per share is calculated using the weighted average number of common and dilutive potential common shares outstanding during the year. The following table illustrates the amounts used in the denominator of the calculation:

                                                       Thirteen     Thirteen
                                                     weeks ended   weeks ended
                                                     November 29,  November 30,
                                                         2003          2002
                                                     ------------  ------------
  Weighted average number of shares outstanding
  -- Basic                                              19,184        19,218
  Add: effect of dilutive potential common shares -
  employee common stock options                             65            53
                                                        ------        ------
  Weighted average number of shares outstanding
  - Diluted                                             19,249        19,271
                                                        ------        ------

Stock Based Compensation

The Company adopted an incentive stock option plan (the "Plan") in November, 1996 and reserved 150,000 shares of common stock for issue under the Plan. In January of 2002, the Company increased to 450,000 the number of shares of common stock reserved for issuance under the Plan. Options granted under the Plan, through May 31, 2003, are at a price equal to the fair market value of the Company's common stock on the date of grant. Options granted prior to fiscal 2003 are subject to a proportional four-year vesting schedule. Options generally become vested or exercisable after one year from date of grant and expire eight years from the grant date. Options granted in fiscal 2003 and fiscal 2004 are subject to a five-year cliff-vesting schedule under which options become vested or exercisable after five years from date of grant and expire ten years after the grant date.

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

                                                                        Thirteen      Thirteen
                                                                      weeks ended   weeks ended
                                                                      November 29,  November 30,
                                                                          2003          2002
                                                                      ------------  ------------
Income before cumulative effect of accounting change                   $   9,523     $   8,665
Less: pro forma compensation expense, net of  tax                            (48)          (34)
                                                                       ---------     ---------
Pro forma income before cumulative effect of accounting change             9,475         8,631
Cumulative effect of accounting change, net of tax                            --        (2,242)
                                                                       ---------     ---------
        Pro forma net income                                           $   9,475     $   6,389
                                                                       =========     =========
Basic net income per weighted average common share, as reported:
Income before cumulative effect of accounting change                   $    0.50     $    0.45
Cumulative effect of accounting change, net of tax                            --         (0.12)
                                                                       ---------     ---------
        Net income per share                                           $    0.50     $    0.33
                                                                       =========     =========
Basic net income per weighted average common share, pro forma:
Pro forma income before cumulative effect of accounting change         $    0.49     $    0.45
Cumulative effect of accounting change, net of tax                            --         (0.12)
                                                                       ---------     ---------
         Pro forma  net income per share                               $    0.49     $    0.33
                                                                       =========     =========
Diluted net income per weighted average common share, as reported:
Income before cumulative effect of accounting change                   $    0.49     $    0.45
Cumulative effect of accounting change, net of tax                            --         (0.12)
                                                                       ---------     ---------
         Net income per share                                          $    0.49     $    0.33
                                                                       =========     =========
Diluted net income per weighted average common share, pro forma:
Pro forma income before cumulative effect of accounting change         $    0.49     $    0.45
Cumulative effect of accounting change, net of tax                            --         (0.12)
                                                                       ---------     ---------
          Pro forma net income per share                               $    0.49     $    0.33
                                                                       =========     =========

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

Comprehensive Income

The components of comprehensive income for the thirteen week periods ended November 29, 2003 and November 30, 2002, respectively, were as follows:

                                                    Thirteen weeks   Thirteen weeks
                                                        ended            ended
                                                     November 29,     November 30,
                                                         2003             2002
                                                    --------------   --------------
Net income                                              $ 9,523         $ 6,423
Other comprehensive income (loss):
Foreign currency translation adjustments                  1,193             (13)
Change in fair value of derivative instruments, net          --              59
                                                        -------         -------
Comprehensive income                                    $10,716         $ 6,469
                                                        =======         =======

2.   Acquisition/Revolving Senior Credit Facility

On September 2, 2003 ("Closing Date"), the Company completed its acquisition of 100% of Textilease Corporation ("Textilease"). The purchase price of approximately $175.6 million in cash was financed as part of a new $285 million unsecured revolving credit agreement ("Credit Agreement"), with a syndicate of banks. The Credit Agreement, completed on the Closing Date, replaces the Company's previous $125 million unsecured revolving credit agreement and is due on the third anniversary of the Closing Date (September 2, 2006). Availability of credit requires compliance with financial and other covenants, including maximum leverage, minimum fixed charge coverage, and minimum tangible net worth, as defined in the Credit Agreement.

Textilease, headquartered in Beltsville, Maryland, had fiscal year 2002 revenues of approximately $95 million. It services over 25,000 uniform and textile products customers from 12 locations in six southeastern states, and also services a wide range of large and small first-aid service customers from additional specialized facilities. Textilease's operating results have been included in the Company's consolidated operating results since September 2, 2003.

The following is a summary of the Company's preliminary estimate of the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The Company has engaged a third party to appraise the fair value of the acquired tangible and intangible assets. The results of the appraisal report are preliminary at this time. The final results of the appraisal may differ from the preliminary estimate of the fair value of the acquired tangible and intangible assets. The Company is also completing its analysis of the fair values of the liabilities assumed in connection with the acquisition, including certain liabilities that qualify for recognition under Emerging Issues Task Force 95-3 "Recognition of Liabilities in connection with a Purchase Business Combination". The Company will finalize the purchase price allocation after it receives the final appraisal report, completes its analysis of assumed liabilities, and receives other relevant information relating to the acquisition. The final purchase price allocation may be significantly different than the Company's preliminary estimate as presented below.

Assets:
Current
assets                                                                                                $  31,938
Property and equipment                                                                                   23,826
Goodwill                                                                                                117,504
Intangible assets subject to amortization (estimated fifteen year weighted-average useful life):         35,469
                                                                                                      ---------
Total assets acquired                                                                                 $ 208,737
                                                                                                      =========
Liabilities:
Current liabilities                                                                                   $  17,300
Deferred compensation                                                                                     5,249
Deferred income taxes                                                                                     8,555
Long-term debt                                                                                            2,005
                                                                                                      ---------
Total liabilities assumed                                                                             $  33,109
                                                                                                      ---------
Net assets acquired                                                                                   $ 175,628
                                                                                                      =========

The $117.5 million of goodwill will be assigned to our only reportable segment, that being the design, rental, cleaning and delivery of occupational garments, industrial wiper towels, floor mats and other non-garment items. None of the goodwill is expected to be deductible for income tax purposes.

At the time of acquisition, management approved a plan to integrate certain Textilease facilities into existing operations. Included in the purchase price allocation is a restructuring charge of approximately $6.5 million, which includes approximately $3.1 million in severance-related costs for corporate and field employees and $3.4 million in facility closing and lease cancellation costs. Through November 29, 2003, the Company paid and charged $467 against this accrual for severance-related costs. The Company expects to incur substantially all of the remaining costs within twenty-four months of the acquisition date.

Supplemental Pro Forma Information

The unaudited pro forma combined condensed statement of income for the thirteen weeks ended November 30, 2002 gives effect to the acquisition of Textilease and related financing as if the Textilease acquisition and the related financing had occurred on August 31, 2002. The unaudited pro forma combined condensed statement of income for the thirteen weeks ended November 30, 2002, includes the unaudited condensed consolidated statement of income of UniFirst for the thirteen weeks ended November 30, 2002, and the unaudited statement of operations of Textilease for the three months ended December 31, 2002, and pro forma adjustments to reflect the Textilease acquisition and the related financing. Textilease previously had a fiscal year ending on December 31.

The pro forma adjustments include additional interest expense of approximately $1,285 related to the debt used to finance the acquisition, additional depreciation and amortization of approximately $524 related to the estimated increase to the fair value of property and equipment and intangible assets and the related income tax effect of approximately $723.

The unaudited pro forma combined condensed statement of income is not necessarily indicative of the financial results that would have occurred if the Textilease acquisition and the related financing had been consummated on August 31, 2002, nor are they necessarily indicative of the financial results which may be attained in the future.

The pro forma statement of income is based upon available information and upon certain assumptions that UniFirst's management believes are reasonable. The Textilease acquisition is being accounted for using the purchase method of accounting. The allocation of the purchase price is preliminary. Final amounts could differ from those reflected in the pro forma statement of income, and such differences could be significant.


                                            Thirteen weeks  Thirteen weeks    Thirteen weeks
                                                 ended          ended             ended
                                             November 29,    November 30,      November 30,
                                                 2003            2002              2002
                                               (Actual)        (Actual)         (Pro Forma)
Revenues                                     $   180,898     $   149,179        $   172,401
Income before extraordinary items and
cumulative effect of accounting change       $     9,523     $     8,665        $     7,288

Cumulative effect of accounting
change, net of tax                                    --           2,242              2,242
                                             -----------     -----------        -----------
      Net Income                             $     9,523     $     6,423        $     5,046
                                             ===========     ===========        ===========
Net Income Per Share:
Weighted average number of shares -
basic                                             19,184          19,218             19,218
                                             ===========     ===========        ===========
Weighted average number of shares -
diluted                                           19,249          19,271             19,271
                                             ===========     ===========        ===========
Net income per share --Basic
Income  before cumulative effect of
accounting change                            $      0.50     $      0.45        $      0.38
Cumulative effect of accounting
change, net                                           --           (0.12)             (0.12)
                                             -----------     -----------        -----------
     Net income per share - basic            $      0.50     $      0.33        $      0.26
                                             ===========     ===========        ===========
Net income per  share -- Diluted
Income  before cumulative effect of
accounting change                            $      0.49     $      0.45        $      0.38
Cumulative effect of accounting
change, net                                           --           (0.12)             (0.12)
                                             -----------     -----------        -----------
      Net income per share - diluted         $      0.49     $      0.33        $      0.26
                                             ===========     ===========        ===========

3.   Asset Retirement Obligations

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

In fiscal year 2003, the Company began decommissioning one of the nuclear laundry facilities for which it had recognized an asset retirement obligation. Costs incurred in connection with the decommissioning for the thirteen weeks ended November 29, 2003 were approximately $278. As of November 29, 2003, the Company believes this current decommissioning project will be completed by the end of fiscal 2004.

A reconciliation of the Company's liability for the year ended November 29, 2003, is as follows:

Balance at August 30, 2003                  $ 7,060
Accretion expense                                96
Asset retirement costs incurred                (278)
                                            -------
Balance at November 29, 2003                $ 6,878
                                            =======

As of November 29, 2003, the $6.9 million asset retirement obligation is included in accrued liabilities in the accompanying condensed consolidated balance sheet.

4. Derivative Instruments and Hedging Activities

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

In October 1999, the Company entered into an interest rate swap agreement, notional amount $40,000 ("the $40,000 SWAP"), maturing October 13, 2004. The Company pays a fixed rate of 6.38% and receives a variable rate tied to the three month LIBOR rate. As of August 30, 2003, the applicable variable rate was 1.11%. On October 15, 2002, the bank had the option to terminate the $40,000 SWAP without further obligation to make payments to the Company. The bank did not exercise this option. Because of the existence of this termination option, the $40,000 SWAP did not meet the required criteria to qualify as a cash flow hedge and use special hedge accounting, under SFAS No. 133. Accordingly, the Company has recorded, in the interest rate swap income line item of its consolidated statements of income, income of $480 and income of $209 for the thirteen weeks ended November 29, 2003 and the thirteen weeks ended November 30, 2002, respectively, for the changes in the fair value of $40,000 SWAP.

In June 2001, the Company entered into a second interest rate swap agreement with a notional amount of $20,000 ("the $20,000 SWAP"), maturing June 5, 2003. The Company paid a fixed rate of 4.69% and received a variable rate tied to the three month LIBOR rate. At maturity, the applicable variable rate was 1.34%. The $20,000 SWAP met the required criteria as defined in SFAS No. 133 to use special hedge accounting. The Company recorded, through the other comprehensive loss section of shareholders' equity, income of $59, net of tax of $37 for the thirteen weeks ended November 30, 2002, for the change in the fair value in the $20,000 SWAP. Since the $20,000 SWAP matured on June 5, 2003, there was no change in fair value in the $20,000 SWAP recorded in the thirteen weeks ended November 29, 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- FOR THE THIRTEEN WEEKS ENDED NOVEMBER 29, 2003

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

Results of Operations

Thirteen weeks ended November 29, 2003 Compared with Thirteen Weeks Ended November 30, 2002

Revenues. Revenues for the thirteen weeks ended November 29, 2003 increased 21.3% to $180.9 million as compared with $149.2 million for the thirteen weeks ended November 30, 2002. This increase can be attributed to acquisitions, primarily Textilease (16.3%), growth from existing operations and price increases in the core uniform rental business (5.1%), and growth from existing operations in the first aid business (0.1%), offset by decreased revenue from the UniTech garment services business (0.2%).

Operating costs. Operating costs increased to $115.1 million for the thirteen weeks ended November 29, 2003 as compared with $92.7 million for the thirteen weeks ended November 30, 2002. As a percentage of revenues, operating costs increased to 63.6% from 62.1% for these periods. This increase is primarily due to increased merchandise amortization costs resulting from the Textilease acquisition, as well as generally higher production costs related to the Textilease laundries.

Selling and administrative expenses. The Company's selling and administrative expenses increased to $36.8 million, or 20.4% of revenues, for the thirteen weeks ended November 29, 2003 as compared with $31.9 million, or 21.4% of revenues, for the thirteen weeks ended November 30, 2002. The increase in selling and administrative expenses was primarily related to the acquisition of Textilease. The decrease in selling and administrative expenses as a percent of revenues is primarily attributable to the closure of Textilease's corporate office as well as relatively fewer salespersons as a function of the combined operations.

Depreciation and amortization. The Company's depreciation and amortization expense increased to $11.0 million, or 6.1% of revenues, for the thirteen weeks ended November 29, 2003, as compared with $9.9 million, or 6.6% of revenues, for the thirteen weeks ended November 30, 2002. The increase in depreciation and amortization expense was primarily related to the Textilease acquisition offset by certain intangible assets becoming fully amortized during fiscal 2003. The decrease in depreciation and amortization expense as a percent of revenues is due to relatively lower depreciation costs as a percentage of the increased revenue from the Textilease acquisition and certain intangible assets related to an acquisition in 1986 becoming fully amortized during fiscal 2003.

Other expense (income). Net other expense (interest expense, interest rate swap income and interest income) was $2.5 million, or 1.4% of revenues, for the thirteen weeks ended November 29, 2003 as compared with $0.6 million, or 0.4% of revenues, for the thirteen weeks ended November 30, 2002. The increase in net other expense was a result of the increased debt due to the acquisition of Textilease, offset by an increase in the fair value of the $40,000 SWAP, which was $0.5 million of income for the thirteen weeks ended November 29, 2003 as compared with $0.2 million of income for the thirteen weeks ended November 30, 2002.

Provision for Income Taxes. The Company's effective income tax rate was 38.5% for the thirteen weeks ended November 29, 2003 and the thirteen weeks ended November 30, 2002.

Liquidity and Capital Resources

Shareholders' equity at November 29, 2003 was $345.6 million, or 59% of the Company's total capitalization.

Net cash provided by operating activities was $22.9 million in the thirteen weeks ended November 29, 2003 as compared to net cash provided by operating activities of $20.2 million in the thirteen weeks ended November 30, 2002. The increase is primarily related to the Company's increased profitability. These cash flows were used primarily to fund $6.7 million in capital expenditures to expand and update Company facilities as well as reduce outstanding debt by $9.6 million. The Company increased its debt by approximately $177.3 million in the thirteen weeks ended November 29, 2003, primarily to complete its acquisition of Textilease.

As of November 29, 2003, the Company had $8.0 million in cash and cash equivalents and $30.1 million available under its $285.0 million unsecured line of credit with a syndicate of banks, net of outstanding borrowings of $234.8 million and standby irrevocable bank commercial letters of credit of $20.1 million. The Company believes its cash generated from operations and its borrowing capacity will adequately cover its foreseeable capital requirements.

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

Interest Rate Risk

The Company is exposed to market risk from changes in interest rates which may adversely affect its financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, the Company manages exposures through its regular operating and financing activities. The Company is exposed to interest rate risk primarily through its borrowings under its $285 million unsecured line of credit with a syndicate of banks. Under the line of credit, the Company may borrow funds at variable interest rates based on the Eurodollar rate or the bank's money market rate, as selected by the Company. As of November 29, 2003, the Company's outstanding debt approximates its carrying value.

The Company has entered into a $40 million interest rate swap agreement to manage its exposure to movements in interest rates on its variable rate debt. The swap agreement is a cash flow hedge and is used to manage exposure to interest rate movement by effectively changing the variable rate to a fixed rate. Such instruments are matched with the underlying borrowings. The effective portion of the cash flow hedge is recorded within the other comprehensive loss section of shareholders' equity in the period of change in fair value. The ineffective portion of the cash flow hedge is charged to the Company's consolidated statement of income in the period of change in fair value.

The Company is evaluating alternatives to manage its exposure to movements in interest rates on its variable rate debt related to the Credit Agreement.

ITEM 4. CONTROLS AND PROCEDURES
 Disclosure Controls and Procedures. As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that material information relating to the Company required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. In designing and evaluating the disclosure controls and procedures, the Company's management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures. The Company currently is in the process of further reviewing and documenting its disclosure controls and procedures, and its internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

 Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the first quarter of fiscal year 2004 that have materially affected, or that are reasonably likely to materially affect our internal controls over financial reporting.

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

          *  Filed herewith
          ** Furnished herewith

      (b) Reports on Form 8-K:


On September 17, 2003, the Company filed a Current Report on Form 8-K to report information pursuant to Item 2. Acquisition or Disposition of Assets in connection with the Company's completion on September 2, 2003 of its acquisition of the business and assets of Textilease Corporation. The Company attached as
Exhibit 2.1 to the Current Report a Stock Purchase Agreement, dated as of July 17, 2003, by and among UniFirst Corporation and all of the stockholders of Textilease Corporation.

On November 4, 2003, the Company furnished a Current Report on Form 8-K to report information pursuant to Item 12 - Results of Operations and Financial Condition. The Company attached as Exhibit 99.1 to the Current Report the Company's press release announcing financial results for the fiscal year ended August 30, 2003.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               UniFirst Corporation

January 13, 2004               By: /s/ Ronald D. Croatti
                                  -----------------------
                               Ronald D. Croatti
                               President and Chief Executive Officer

                               UniFirst Corporation

January 13, 2004               By: /s/ John B. Bartlett
                                  ----------------------
                               John B. Bartlett
                               Senior Vice President and Chief Financial Officer



                                 EXHIBIT INDEX

                                  DESCRIPTION


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