Form 10-Q
period 2004-02-28
UNIFIRST CORP
filed 2004-04-13
CIK 717954

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter ended February 28, 2004

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

                                 Yes [ ] No [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

                                 Yes [X] No [ ]

The number of outstanding shares of UniFirst Corporation Common Stock and Class B Common Stock at April 6, 2004 were 9,039,604 and 10,159,144 respectively.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Condensed Consolidated Balance Sheets
UniFirst Corporation and Subsidiaries
(Unaudited)

                                                                         FEBRUARY 28,  AUGUST 30,      MARCH 1,
              (IN THOUSANDS, EXCEPT PER SHARE DATA)                          2004         2003           2003
              -------------------------------------                      ------------  ----------     ---------
Assets
Current assets:
  Cash and cash equivalents                                                $ 12,684     $   6,053     $   5,350
  Receivables, less reserves of $3,703, $2,611, and $3,429,
  respectively                                                               72,912        57,941        60,694
  Inventories                                                                32,764        25,355        25,208
  Rental merchandise in service                                              63,596        60,490        56,870
  Prepaid taxes and deferred tax assets                                       1,734         5,591         5,641
  Prepaid expenses                                                            1,385           407           307
                                                                           --------     ---------     ---------
           Total current assets                                             185,075       155,837       154,070
                                                                           --------     ---------     ---------
Property and equipment:
  Land, buildings and leasehold improvements                                236,415       221,487       214,889
  Machinery and equipment                                                   258,650       238,820       237,516
  Motor vehicles                                                             68,423        66,081        65,076
                                                                           --------     ---------     ---------
                                                                            563,488       526,388       517,481
  Less - accumulated depreciation                                           269,476       251,806       246,433
                                                                           --------     ---------     ---------
                                                                            294,012       274,582       271,048
                                                                           --------     ---------     ---------
Goodwill                                                                    181,235        62,608        62,297
Intangible assets, net                                                       60,917        20,524        20,944
Other assets                                                                  2,003         1,036         1,498
                                                                           --------     ---------     ---------
                                                                           $723,242     $ 514,587     $ 509,857
                                                                           ========     =========     =========
Liabilities and Shareholders' Equity
Current liabilities:
  Current maturities of long-term obligations                              $  1,442     $   2,493     $   3,049
  Notes payable                                                                  --           104         1,350
  Accounts payable                                                           30,859        30,678        34,364
  Accrued liabilities                                                        72,801        53,670        56,370
  Accrued income taxes                                                          448            --            --
                                                                           --------     ---------     ---------
           Total current liabilities                                        105,550        86,945        95,133
                                                                           --------     ---------     ---------
Long-term obligations, net of current maturities                            232,404        67,319        73,932
Deferred income taxes                                                        33,855        24,943        23,243
                                                                           --------     ---------     ---------
Shareholders' equity:
  Preferred stock, $1.00 par value; 2,000,000 shares authorized;
  none issued                                                                    --            --            --
  Common stock, $.10 par value; 30,000,000 shares
  authorized; shares issued 10,630,609, 10,599,359, and
  10,558,309, respectively                                                    1,063         1,060         1,055
  Class B common stock, $.10 par value; 20,000,000 shares authorized;
  issued and outstanding 10,160,144, 10,175,144, and
  10,205,144, respectively                                                    1,016         1,018         1,021
  Treasury stock, 1,595,055 shares, at cost
                                                                            (26,005)      (26,005)      (26,005)
  Capital surplus                                                            12,926        12,693        12,546
  Retained earnings                                                         362,871       348,043       332,505
  Accumulated other comprehensive loss                                         (438)       (1,429)       (3,573)
                                                                           --------     ---------     ---------
          Total shareholders' equity                                        351,433       335,380       317,549
                                                                           --------     ---------     ---------
                                                                           $723,242     $ 514,587     $ 509,857
                                                                           ========     =========     =========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

Condensed Consolidated Statements of Income
UniFirst Corporation and Subsidiaries
(Unaudited)

                                                                Twenty-Six        Twenty-Six         Thirteen          Thirteen
                                                                weeks ended       weeks ended       weeks ended       weeks ended
                                                                February 28,        March 1,        February 28,       March 1,
           (In thousands, except per share data)                   2004              2003               2004             2003
           -------------------------------------                -----------       -----------       -----------       -----------
Revenues                                                         $ 358,305         $ 295,604         $ 177,407         $ 146,425
                                                                 ---------         ---------         ---------         ---------
Cost and expenses:
  Operating costs                                                  230,801           191,141           115,713            98,451
  Selling and administrative expenses                               73,861            63,550            37,034            31,651
  Depreciation and amortization                                     22,727            19,688            11,699             9,804
                                                                 ---------         ---------         ---------         ---------
                                                                   327,389           274,379           164,446           139,906
                                                                 ---------         ---------         ---------         ---------
Income from operations                                              30,916            21,225            12,961             6,519
                                                                 ---------         ---------         ---------         ---------
Other expense (income):
  Interest expense                                                   6,244             2,192             3,002             1,098
  Interest income                                                     (631)             (833)             (339)             (565)
  Interest rate swap income                                           (900)             (360)             (420)             (151)
                                                                 ---------         ---------         ---------         ---------
                                                                     4,713               999             2,243               382
                                                                 ---------         ---------         ---------         ---------
Income before income taxes                                          26,203            20,226            10,718             6,137
Provision for income taxes                                          10,088             7,787             4,126             2,363
                                                                 ---------         ---------         ---------         ---------
Income before cumulative effect of accounting change                16,115            12,439             6,592             3,774
Cumulative effect of accounting change (net of income tax
   benefit of $1,404 in fiscal 2003)                                    --             2,242                --                --
                                                                 ---------         ---------         ---------         ---------
            Net income                                           $  16,115         $  10,197         $   6,592         $   3,774
                                                                 =========         =========         =========         =========
Weighted average number of shares outstanding : basic               19,187            19,193            19,190            19,168
                                                                 =========         =========         =========         =========
Weighted average number of shares outstanding : diluted             19,249            19,240            19,253            19,208
                                                                 =========         =========         =========         =========
Income per share - basic:
Before cumulative effect of accounting change, net               $    0.84         $    0.65         $    0.34         $    0.20
Cumulative effect of accounting change, net                             --             (0.12)               --                --
                                                                 ---------         ---------         ---------         ---------
            Net income per share                                 $    0.84         $    0.53         $    0.34         $    0.20
                                                                 =========         =========         =========         =========
Income per share - diluted:
Before cumulative effect of accounting change, net               $    0.84         $    0.65         $    0.34         $    0.20
Cumulative effect of accounting change, net                             --             (0.12)               --                --
                                                                 ---------         ---------         ---------         ---------
            Net income per share                                 $    0.84         $    0.53         $    0.34         $    0.20
                                                                 =========         =========         =========         =========
Cash dividends per share:
  Common stock                                                   $  0.0750         $  0.0750         $  0.0375         $  0.0375
                                                                 =========         =========         =========         =========
  Class B common stock                                           $  0.0600         $  0.0600         $  0.0300         $  0.0300
                                                                 =========         =========         =========         =========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows
UniFirst Corporation and Subsidiaries
(Unaudited)

                                                                  Twenty-Six        Twenty-Six
                                                                  weeks ended       weeks ended
                                                                  February 28,        March 1,
                      (In thousands)                                 2004              2003
------------------------------------------------------------      ------------      ------------
Cash flows from operating activities:
Net income                                                          $ 16,115         $ 10,197
  Adjustments:
    Cumulative effect of accounting change, net                           --            2,242
     Depreciation                                                     19,484           17,297
     Amortization of intangible assets                                 3,243            2,391
     Amortization of deferred financing costs                            580               --
     Accretion on asset retirement obligations                           193              145
     Interest rate swap income                                          (900)            (360)
     Changes in assets and liabilities, net of acquisitions:
         Receivables                                                  (5,456)          (6,107)
         Inventories                                                   1,855             (401)
         Rental merchandise in service                                 7,181             (823)
         Prepaid expenses                                                 77                7
         Accounts payable                                             (4,550)          17,352
         Accrued liabilities                                           3,736           (1,314)
         Accrued income taxes                                          2,332           (9,454)
                                                                    --------         --------
  Net cash provided by operating activities                           43,890           31,172
                                                                    --------         --------
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired                     (178,940)              --
Capital expenditures                                                 (15,676)         (18,427)
Other                                                                    (36)          (1,275)
                                                                    --------         --------
  Net cash used in investing activities                             (194,652)         (19,702)
                                                                    --------         --------
Cash flows from financing activities:
Increase in debt                                                     176,603              854
Reduction of debt                                                    (14,679)          (8,814)
Deferred financing costs                                              (3,478)              --
Repurchase of common stock                                                --           (1,249)
Proceeds from exercise of common stock options                           234               43
Cash dividends                                                        (1,287)          (1,287)
                                                                    --------         --------
  Net cash provided by (used in) financing activities                157,393          (10,453)
                                                                    --------         --------
Net increase in cash and cash equivalents                              6,631            1,017
Cash and cash equivalents at beginning of year                         6,053            4,333
                                                                    --------         --------
Cash and cash equivalents at end of period                          $ 12,684         $  5,350
                                                                    ========         ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

UniFirst Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the Twenty-Six Weeks Ended February 28, 2004

(Amounts in thousands, except per share and common stock options data)

1. Summary Of Critical and Significant Accounting Policies

Business Description

UniFirst Corporation (the "Company") is a leading company in the garment service business. The Company designs, manufactures, personalizes, rents, cleans, delivers and sells a variety of superior quality occupational garments, career apparel and imagewear programs to businesses of all kinds. We also service industrial wiper towels, floor mats and other non-garment items and provides first aid cabinet services and other safety supplies. The Company's UniTech subsidiary decontaminates and cleans, in separate facilities, garments which may have been exposed to radioactive materials.

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

Inventories and Rental Merchandise in Service

Inventories are stated at the lower of cost or market value, net of any reserve for excess and obsolete inventory. Judgments and estimates are used in determining the likelihood that new goods on hand can be sold to customers or used in rental operations. Historical inventory usage and current revenue trends are considered in estimating both excess and obsolete inventories. If actual product demand and market conditions are less favorable than those projected by management, additional inventory write-downs may be required. The Company uses the last-in, first-out (LIFO) method to value a significant portion of its inventories. Had the Company used the first-in, first-out (FIFO) accounting method, inventories would have been approximately $1.5 million higher at February 28, 2004, August 30, 2003 and March 1, 2003. Substantially all inventories represent finished goods.

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

Goodwill and Other Intangible Assets

Customer contracts are amortized over their estimated useful lives which have a weighted average life of approximately 15 years. Restrictive covenants are amortized over the terms of the respective non-competition agreements, which have a weighted average life of approximately 7.5 years. In accordance with the provisions of Statement of Financial Accounting Standards "SFAS" No. 142, the Company does not amortize goodwill.

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

Net Income Per Share

Basic and diluted net income per share is calculated using the weighted average number of common and dilutive potential common shares outstanding during the year. The following table illustrates the amounts used in the denominator of the calculation:

                                                          Twenty-Six      Twenty-Six       Thirteen       Thirteen
                                                          weeks ended     weeks ended    weeks ended     weeks ended
                                                         February 28,      March 1,      February 28,     March 1,
                                                             2004            2003            2004           2003
                                                         ------------     -----------    ------------    -----------
Weighted average number of shares outstanding:
basic                                                       19,187          19,193         19,190         19,168
Add: effect of dilutive potential common shares -
employee common stock options                                   62              47             63             40
                                                            ------          ------         ------         ------
Weighted average number of shares outstanding:
diluted                                                     19,249          19,240         19,253         19,208
                                                            ------          ------         ------         ------

Stock Based Compensation

The Company accounts for its stock-based compensation plan under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations. The Comapny adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure", an amendment of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("Statement No. 123"). Therefore, no stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement No. 123 to stock-based employee compensation (in thousands, except per share data).

                                                                        Twenty-Six      Twenty-Six       Thirteen       Thirteen
                                                                       weeks ended      weeks ended    weeks ended     weeks ended
                                                                       February 28,      March 1,      February 28,     March 1,
                                                                           2004            2003            2004           2003
                                                                      -------------     ---------      -----------     -----------
Income before cumulative effect of accounting change                  $      16,115     $  12,439      $     6,592     $    3,774
Less: pro forma compensation expense, net of tax                               (108)          (79)             (60)           (46)
                                                                      -------------     ---------      -----------     ----------
Pro forma income before cumulative effect of accounting change               16,007        12,360            6,532          3,728
Cumulative effect of accounting change, net of tax                               --        (2,242)              --             --
                                                                      -------------     ---------      -----------     ----------
        Pro forma net income                                          $      16,007     $  10,118      $     6,532     $    3,728
                                                                      =============     =========      ===========     ==========
Basic net income per weighted average common share, as reported:
Income before cumulative effect of accounting change                  $        0.84     $    0.65      $      0.34     $     0.20
Cumulative effect of accounting change, net of tax                               --         (0.12)              --             --
                                                                      -------------     ---------      -----------     ----------
        Net income per share                                          $        0.84     $    0.53      $      0.34     $     0.20
Basic net income per weighted average common share, pro forma:
Pro forma income before cumulative effect of accounting change        $        0.83     $    0.64      $      0.34     $     0.19
Cumulative effect of accounting change, net of tax                               --         (0.12)              --             --
                                                                      -------------     ---------      -----------     ----------
        Pro forma  net income per share                               $        0.83     $    0.52      $      0.34     $     0.19
                                                                      =============     =========      ===========     ==========
Diluted net income per weighted average common share, as reported:
Income before cumulative effect of accounting change                  $        0.84     $    0.65      $      0.34     $     0.20
Cumulative effect of accounting change, net of tax                               --         (0.12)              --             --
                                                                      -------------     ---------      -----------     ----------
        Net income per share                                          $        0.84     $    0.53      $      0.34     $     0.20
                                                                      =============     =========      ===========     ==========
Diluted net income per weighted average common share, pro forma:
Pro forma income before cumulative effect of accounting change        $        0.83     $    0.64      $      0.34     $     0.19
Cumulative effect of accounting change, net of tax                               --         (0.12)              --             --
                                                                      -------------     ---------      -----------     ----------
        Pro forma net income per share                                $        0.83     $    0.52      $      0.34     $     0.19
                                                                      =============     =========      ===========     ==========

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

Environmental and Other Contingencies

The Company is subject to legal proceedings and claims arising from the conduct of their business operations, including environmental matters, personal injury, customer contract matters, and employment claims. Accounting principles generally accepted in the United States require that a liability for contingencies be recorded when it is probable that a liability has occurred and the amount of the liability can be reasonably estimated. Significant judgment is required to determine the existence of a liability, as well as the amount to be recorded. The Company regularly consults with attorneys and outside consultants to ensure that all of the relevant facts and circumstances are considered, before a contingent liability is recorded. The Company records accruals for environmental and other contingencies based on enacted laws, regulatory orders or decrees, the Company's estimates of costs, insurance proceeds, participation by other parties and the timing of payments, and the input of outside consultants and attorneys. The estimated liability for environmental contingencies has been discounted using credit-adjusted risk-free rates of interest that range from approximately 4.0% to 5.0% over periods ranging from fifteen to thirty years. The estimated current costs, net of legal settlements with insurance carriers, have been adjusted for the estimated impact of inflation at 3% per year. Changes in enacted laws, regulatory orders or decrees, management's estimates of costs, insurance proceeds, participation by other parties and the timing of payments, and the input of outside consultants and attorneys could have a material impact on the amounts recorded for environmental and other contingent liabilities.

Reclassifications

Certain prior year amounts have been reclassified to conform with current year presentation.

Comprehensive Income

The components of comprehensive income for the thirteen and twenty-six week periods ended February 28, 2004 and March 1, 2003, respectively, were as follows:

                                                         Twenty-Six      Twenty-Six weeks  Thirteen weeks    Thirteen weeks
                                                        weeks ended           ended            ended             ended
                                                        February 28,         March 1,       February 28,        March 1,
                                                            2004               2003             2004              2003
                                                        ------------     ----------------  ---------------   --------------
Net income                                              $   16,115         $   10,197        $   6,592          $ 3,774
Other comprehensive income (loss):
Foreign currency translation adjustments                       991                190             (202)             203
Change in fair value of derivative instruments, net             --                (60)              --             (119)
                                                        ----------         ----------        ---------          -------
Comprehensive income                                    $   17,106         $   10,327        $   6,390          $ 3,858
                                                        ==========         ==========        =========          =======

2. Acquisitions / Revolving Senior Credit Facility

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

The following is a summary of the Company's preliminary estimate of the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The Company engaged a third party to appraise the fair value of the acquired tangible and intangible assets. The third party has completed its appraisal and the purchase price allocation below reflects the appraised values of acquired tangible and intangible assets. The Company is also completing its analysis of the fair values of the liabilities assumed in connection with the acquisition, including certain liabilities that qualify for recognition under Emerging Issues Task Force 95-3 "Recognition of Liabilities in connection with a Purchase Business Combination". The Company will finalize the purchase price allocation after it completes its analysis of assumed liabilities, and receives other relevant information relating to the acquisition. The final purchase price allocation may be significantly different than the Company's preliminary estimate as presented below.

Assets:
Current assets                                                   $  29,518
Property and equipment                                              23,226
Goodwill                                                           116,308
Intangible assets subject to amortization (estimated
  fifteen year weighted-average useful life):                       40,060
Other assets                                                           239
                                                                 ---------
Total assets acquired                                            $ 209,351
                                                                 =========
Liabilities:
Current liabilities                                              $  17,764
Deferred compensation                                                5,249
Deferred income taxes                                                8,705
Long-term debt                                                       2,005
                                                                 ---------
Total liabilities assumed                                        $  33,723
                                                                 ---------
Net assets acquired                                              $ 175,628
                                                                 =========

At the time of acquisition, goodwill of approximately $117.5 million was recorded. For the twenty-six weeks ended February 28, 2004, the refinement of the Company's original estimates principally related to the Company's valuation of acquired intangible assets resulted in a decrease in goodwill of approximately $1.2 million. The $116.3 million of goodwill as of February 28, 2004 will be assigned to our only reportable segment, that being the design, manufacture, rental, cleaning and delivery of occupational garments, industrial wiper towels, floor mats and other non-garment items. None of the goodwill is expected to be deductible for income tax purposes.

At the time of acquisition, management initiated a plan to integrate certain Textilease facilities into existing operations. Included in the purchase price allocation is a restructuring charge of approximately $6.5 million, which includes approximately $3.1 million in severance-related costs for corporate and field employees and $3.4 million in facility closing and lease cancellation costs. Through February 28, 2004, the Company paid and charged approximately $967,000 against this accrual for severance-related costs. The Company expects to incur substantially all of the remaining costs within twenty-four months of the acquisition date.

Supplemental Pro Forma Information

The unaudited pro forma combined condensed statements of income for the thirteen and twenty-six weeks ended March 1, 2003 give effect to the acquisition of Textilease and related financing as if the Textilease acquisition and the related financing had occurred on August 31, 2002. The unaudited pro forma combined condensed statements of income for the thirteen and twenty-six weeks ended March 1, 2003, include the unaudited condensed consolidated statements of income of UniFirst for the thirteen and twenty-six weeks ended March 1, 2003, and the unaudited statements of operations of Textilease for the three and six months ended March 31, 2003, and pro forma adjustments to reflect the Textilease acquisition and the related financing. Textilease previously had a fiscal year ending on December 31.

The pro forma adjustments include additional interest expense of approximately $1,482 for the thirteen weeks ended March 1, 2003 and $2,767 for the twenty-six weeks ended March 1, 2003, related to the debt used to finance the acquisition, additional depreciation and amortization of approximately $733 for the thirteen weeks ended March 1, 2003 and $1,257 for the twenty-six weeks ended March 1, 2003, related to the estimated increase to the fair value of property and equipment and intangible assets and the related income tax effects of approximately $889 for the thirteen weeks ended March 1, 2003 and $1,612 for the twenty-six weeks ended March 1, 2003, respectively.

The unaudited pro forma combined condensed statements of income are not necessarily indicative of the financial results that would have occurred if the Textilease acquisition and the related financing had been consummated on August 31, 2002, nor are they necessarily indicative of the financial results which may be attained in the future.

The unaudited pro forma combined condensed statements of income are based upon available information and upon certain assumptions that UniFirst's management believes are reasonable. The Textilease acquisition is being accounted for using the purchase method of accounting. The allocation of the purchase price is preliminary. Final amounts could differ from those reflected in the pro forma statement of income, and such differences could be significant.

                                                    Thirteen       Thirteen        Thirteen
                                                   weeks ended    weeks ended     weeks ended
                                                   February 28,     March 1,       March 1,
                                                       2004           2003           2003
                                                     (Actual)       (Actual)      (Pro forma)
                                                   -----------    ----------      -----------
Revenues                                             $177,407       $146,425       $169,681
                                                     ========       ========       ========
Income before
  cumulative effect of accounting change             $  6,592       $  3,774       $  2,985
Cumulative effect of accounting
  change, net of tax                                       --             --             --
                                                     --------       --------       --------
Net income                                           $  6,592       $  3,774       $  2,985
                                                     ========       ========       ========
Weighted average number of shares outstanding:
basic                                                  19,190         19,168         19,168
                                                     ========       ========       ========
Weighted average number of shares outstanding:
diluted                                                19,253         19,208         19,208
                                                     ========       ========       ========
Income per share -basic:
Before cumulative effect of
  accounting change, net                             $   0.34       $   0.20       $   0.16
Cumulative effect of accounting
  change, net                                              --             --             --
                                                     --------       --------       --------
Net income per share                                 $   0.34       $   0.20       $   0.16
                                                     ========       ========       ========
Income per  share -diluted:
Before cumulative effect of
  accounting change, net                             $   0.34       $   0.20       $   0.16
Cumulative effect of accounting
  change, net                                              --             --             --
                                                     --------       --------       --------
Net income per share                                 $   0.34       $   0.20       $   0.16
                                                     ========       ========       ========

                                                    Twenty-Six       Twenty-Six         Twenty-Six
                                                    weeks ended     weeks ended        weeks ended
                                                   February 28,       March 1,           March 1,
                                                       2004             2003              2003
                                                     (Actual)         (Actual)         (Pro forma)
                                                   ------------     -----------        -----------
Revenues                                             $358,305       $   295,604        $   342,082
                                                     ========       ===========        ===========
Income before cumulative effect of accounting
change                                               $ 16,115       $    12,439        $    10,233
Cumulative effect of accounting
  change, net of tax                                       --            (2,242)            (2,242)
                                                     --------       -----------        -----------
Net income                                           $ 16,115       $    10,197        $     7,991
                                                     ========       ===========        ===========
Weighted average number of shares outstanding:
basic                                                  19,187            19,193             19,193
                                                     ========       ===========        ===========
Weighted average number of shares outstanding:
diluted                                                19,249            19,240             19,240
                                                     ========       ===========        ===========
Income per share -basic:
Before cumulative effect of
  accounting change, net                             $   0.84       $      0.65        $      0.53
Cumulative effect of accounting
  change, net                                              --             (0.12)             (0.12)
                                                     --------       -----------        -----------
Net income per share                                 $   0.84       $      0.53        $      0.41
                                                     ========       ===========        ===========
Income per  share -diluted
Before cumulative effect of
  accounting change, net                             $   0.84       $      0.65        $      0.53
Cumulative effect of accounting
  change, net                                              --             (0.12)             (0.12)
                                                     --------       -----------        -----------
Net income per share                                 $   0.84       $      0.53        $      0.41
                                                     ========       ===========        ===========

During the twenty-six weeks ended February 28, 2004, the Company also completed two other acquisitions. The aggregate purchase price for these acquisitions was approximately $3.3 million. The results of operations for these acquisitions are not material to the Company's results of operations and have been included in the Company's consolidated financial statements since their acquisition date. Acquired entities were engaged in the rental of garments, floor mats, and other non-garment related items.

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

In fiscal year 2003, the Company began decommissioning one of the nuclear laundry facilities for which it had recognized an asset retirement obligation. Costs incurred in connection with the decommissioning for the twenty-six weeks ended February 28, 2004 were approximately $520. As of February 28, 2004, the Company believes this current decommissioning project will be completed by the end of fiscal 2004.

A reconciliation of the Company's liability for the twenty-six week period ended February 28, 2004, is as follows:

Balance at August 30, 2003                $   7,060
Accretion expense                               193
Asset retirement costs incurred                (520)
                                          ---------
Balance at February 28, 2004              $   6,733
                                          =========

As of February 28, 2004, the $6.7 million asset retirement obligation is included in accrued liabilities in the accompanying condensed consolidated balance sheet.

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

In October 1999, the Company entered into an interest rate swap agreement, notional amount $40,000 (the "$40,000 SWAP"), maturing October 13, 2004. The Company pays a fixed rate of 6.38% and receives a variable rate tied to the three month LIBOR rate. As of February 28, 2004, the applicable variable rate was 1.14%. On October 15, 2002, the bank had the option to terminate the $40,000 SWAP without further obligation to make payments to the Company. The bank did not exercise this option. Because of the existence of this termination option, the $40,000 SWAP did not meet the required criteria to qualify as a cash flow hedge and use special hedge accounting, under SFAS No. 133. Accordingly, the Company has recorded, in the interest rate swap income line item of its consolidated statements of income, income of $420 and $151 for the thirteen weeks ended February 28, 2004 and March 1, 2003, respectively, and income of $900 and $360 for the twenty-six weeks ended February 28, 2004 and March 1, 2003, respectively for the changes in the fair value of $40,000 SWAP.

In June 2001, the Company entered into a second interest rate swap agreement with a notional amount of $20,000 (the "$20,000 SWAP"), maturing June 5, 2003. The Company paid a fixed rate of 4.69% and received a variable rate tied to the three month LIBOR rate. At maturity, the applicable variable rate was 1.34%. The $20,000 SWAP met the required criteria as defined in SFAS No. 133 to use special hedge accounting. Accordingly, the Company has recorded, through the accumulated other comprehensive loss section of shareholders' equity, expense of $60, net of tax of $38 for the twenty-six weeks ended March 1, 2003 and expense of $119, net of tax of $74 for the thirteen weeks ended March 1, 2003. Since the $20,000 SWAP matured on June 5, 2003, there was no change in fair value in the $20,000 SWAP recorded in the twenty-six ended February 28, 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE TWENTY-SIX WEEKS ENDED FEBRUARY 28, 2004

Overview

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

Results of Operations

The percentage relationships to revenues of certain income and expense items for the twenty-six week periods and thirteen week periods ended February 28, 2004 and March 1, 2003, respectively, and the percentage changes in these income and expense items between periods are presented in the following table:

                                                                                                      Percentage       Percentage
                                                                                                        Change           Change
                                      Twenty-six     Twenty-six        Thirteen       Thirteen        Twenty-six        Thirteen
                                     weeks ended     weeks ended     weeks ended     weeks ended         weeks            weeks
                                     February 28,     March 1,       February 28,      March 1,        FY2004 vs.       FY2004 vs.
                                        2004            2003            2004             2003            FY2003          FY2003
                                     ------------    -----------     ------------    -----------      -----------      -----------
Revenues                             $ 358,305       $ 295,604       $  177,407        $146,425           21.2%            21.2%
                                     ---------       ---------       ----------        --------       --------         --------
Costs and expenses:
   Operating costs                        64.4%           64.7%            65.2%           67.2%          20.7%            17.5%
   Selling and administrative
     expenses                             20.6%           21.5%            20.9%           21.6%          16.2%            17.0%
   Depreciation and
     amortization                          6.3%            6.7%             6.6%            6.7%          15.4%            19.3%
                                     ---------       ---------       ----------        --------       --------         --------
                                          91.3%           92.9%            92.7%           95.5%          19.3%            17.5%
                                     ---------       ---------       ----------        --------       --------         --------
Income from operations                     8.7%            7.1%             7.3%            4.5%          45.7%            98.8%
                                     ---------       ---------       ----------        --------       --------         --------
Other expense (income):                    1.3%            0.3%             1.3%            0.3%         371.8%           487.2%
                                     ---------       ---------       ----------        --------       --------         --------
Income before income taxes                 7.4%            6.8%             6.0%            4.2%          29.6%            74.6%
Provision for income taxes                 2.8%            2.6%             2.3%            1.6%          29.5%            74.6%
                                     ---------       ---------       ----------        --------       --------         --------
Income before cumulative
effect of accounting change                4.6%            4.2%             3.7%            2.6%          29.6%            74.7%
                                     ---------       ---------       ----------        --------       --------         --------
Cumulative effect of
accounting change                          0.0%            0.8%             0.0%            0.0%        -100.0%             0.0%
                                     ---------       ---------       ----------        --------       --------         --------
Net income                                 4.6%            3.4%             3.7%            2.6%          58.0%            74.7%
                                     =========       =========       ==========        ========       ========         ========

Twenty-Six Weeks ended February 28, 2004 Compared with Twenty-Six Weeks Ended March 1, 2003

Revenues. Revenues increased 21.2 % to $358.3 million in the twenty-six weeks ended February 28, 2004 as compared with $295.6 million for the twenty-six weeks ended March 1, 2003. This increase can be attributed to acquisitions (15.3%), primarily Textilease , growth from existing operations and price increases in the core uniform rental business (5.6%), growth from existing operations in the first aid business (0.1%), and increased revenue from the UniTech garment services business (0.2%).

Operating costs. Operating costs increased to $230.8 million for the twenty-six weeks ended February 28, 2004 as compared with $191.1 million for the twenty-six weeks ended March 1, 2003. As a percentage of revenues, operating costs decreased to 64.4% from 64.7% for these periods. The primary driver of this decrease was lower merchandise costs which were offset in part by significantly higher energy costs and the fact that the Textilease laundries, acquired in the first quarter of 2004, generally have higher production costs than the existing UniFirst facilities.

Selling and administrative expenses. The Company's selling and administrative expenses increased to $73.9 million, or 20.6% of revenues, for the twenty-six weeks ended February 28, 2004 as compared with $63.6 million, or 21.5% of revenues, for the twenty-six weeks ended March 1, 2003. The decrease in selling and administrative expenses as a percent of revenues is primarily attributable to the quick closure of Textilease's corporate office as well as relatively fewer salespersons as a result of combining operations.

Depreciation and amortization. The Company's depreciation and amortization expense increased to $22.7 million, or 6.3% of revenues, for the twenty-six weeks ended February 28, 2004, as compared with $19.7 million, or 6.7% of revenues, for the twenty-six weeks ended March 1, 2003. The increase was primarily related to the depreciation and amortization on the tangible and intangible assets acquired from Textilease offset by certain intangible assets becoming fully amortized during fiscal 2004 and increased depreciation on capital expenditures to expand and update Company facilities.

Other expense (income). Net other expense (interest expense, interest rate swap income and interest income) was $4.7 million for the twenty-six weeks ended February 28, 2004 as compared with $1.0 million for the twenty-six weeks ended March 1, 2003. The increase in net other expense was a result of the increased interest expense, including amortization of deferred financing costs, associated with debt financing obtained in connection with the acquisition of Textilease, offset somewhat by an increase in the fair value of the $40,000 SWAP, which was $0.9 million of income for the twenty-six weeks ended February 28, 2004 as compared with $0.4 million of income for the twenty-six weeks ended March 1, 2003.

Provision for Income Taxes. The Company's effective income tax rate was 38.5% for each of the twenty-six weeks ended February 28, 2004 and the twenty-six weeks ended March 1, 2003.

Thirteen Weeks Ended February 28, 2004 Compared with Thirteen Weeks Ended March 1, 2003

Revenues. Revenues for the thirteen weeks ended February 28, 2004 increased $31.0 million or 21.2% to $177.4 million as compared with $146.4 million for the thirteen weeks ended March 1, 2003. This increase can be attributed to acquisitions (14.4%), primarily Textilease, growth from existing operations and price increases in the core uniform rental business (6.2%), growth from existing operations in the first aid business (0.1%), and increased revenue from the UniTech garment services business (0.5%).

Operating Costs. Operating costs increased to $115.7 million for the thirteen weeks ended February 28, 2004 as compared with $98.5 million for the thirteen weeks ended March 1, 2003. As a percentage of revenues, operating costs decreased to 65.2% from 67.2% for these periods. The primary driver of this decrease was lower merchandise costs which were offset in part by significantly higher energy costs and the fact that Textilease laundries generally have higher production costs than the existing UniFirst facilities.

Selling and Administrative Expenses. The Company's selling and administrative expenses increased to $37.0 million, or 20.9% of revenues, for the thirteen weeks ended February 28, 2004 as compared with $31.7 million, or 21.6% of revenues, for the thirteen weeks ended March 1, 2003. The decrease as a percentage of revenues was the result of the closure of Textilease's corporate office as well as relatively fewer salespersons as a function of the combined operations.

Depreciation and Amortization. The Company's depreciation and amortization expense increased to $11.7 million, or 6.6% of revenues, for the thirteen weeks ended February 28, 2004 as compared with $9.8 million, or 6.7% of revenues, for the thirteen weeks ended March 1, 2003. The increase was primarily related to the depreciation and amortization on the tangible and intangible assets acquired from Textilease offset by certain intangible assets becoming fully amortized during fiscal 2004 and increased depreciation on capital expenditures to expand and update Company facilities.

Other expense (income). Net other expense (interest expense, interest rate swap income and interest income) was $2.2 million for the thirteen weeks ended February 28, 2004 as compared with $0.4 million for the thirteen weeks ended March 1, 2003. The increase in net other expense was primarily a result of the increased interest expense, including amortization of deferred financing costs, associated with debt financing obtained in connection with the acquisition of Textilease.

Provision for Income Taxes. The Company's effective income tax rate was 38.5% for each of the thirteen weeks ended February 28, 2004 and the thirteen weeks ended March 1, 2003.

Liquidity and Capital Resources

 General. For the twenty-six week period ended February 28, 2004, the Company had a net increase in cash and cash equivalents of $6.6 million. The Company completed the twenty-six week period with cash and cash equivalents of $12.7 million and working capital of $79.5 million. The Company believes that current cash and cash equivalent balances, cash generated from operations and amounts available under the Company's bank line of credit will be sufficient to meet the Company's anticipated working capital and capital expenditure requirements for at least the next 12 months.

 Sources and Uses of Cash. During the twenty-six week period ended February 28, 2004, the Company generated cash primarily from two sources: operating activities and proceeds from the increase in debt. The Company's operating activities provided net cash of $43.9 million, resulting primarily from net income of $16.1 million, amounts charged for depreciation and amortization of $22.7 million, and a net decrease in rental merchandise in service of $7.2 million. Net cash provided by operating activities was used primarily to fund $15.7 million in capital expenditures to expand and update Company facilities, reduce outstanding debt by $14.7 million, to pay deferred financing costs of $3.4 million, fund the acquisition of two businesses for an aggregate purchase price of approximately $3.3 million and pay approximately $1.3 million in cash dividends to Common and Class B Common shareholders. The proceeds from the increase in debt of approximately $176.6 million in the twenty-six weeks ended February 28, 2004, was used primarily to complete the acquisition of Textilease.

 Additional Cash Resources. In connection with the purchase of Textilease, the Company entered into a new $285 million unsecured revolving credit agreement ("Credit Agreement"), with a syndicate of banks. The Credit Agreement replaces the Company's previous $125 million unsecured revolving credit agreement and is due on the third anniversary of the Closing Date (September 2, 2006). Availability of credit requires compliance with financial and other covenants, including maximum funded debt, minimum debt coverage, and minimum tangible net worth, as defined in the Credit Agreement. Compliance with these financial covenants is generally tested on a fiscal quarterly basis. As of February 28, 2004, the Company was in compliance with our covenants under the Credit Agreement.

As of February 28, 2004, the Company had $33.9 million available under its Credit Agreement, net of outstanding borrowings of $230.0 million and standby irrevocable bank commercial letters of credit of $21.1 million

As part of the Company's business, the Company regularly evaluates opportunities to acquire other garment service companies. In recent years, the Company has typically paid for acquisitions with cash and may continue to do so in the future. To pay for an acquisition, the Company may use cash on hand, cash generated from operations or borrowings under the Company's Credit Agreement, or the Company may pursue other forms of debt financing. The Company's ability to secure short-term and long-term debt financing in the future will depend on several factors, including the Company's future profitability, the levels of debt and equity and the overall credit and equity market environments.

Shareholders' equity at February 28, 2004 was $351.4 million, or 60% of the Company's total capitalization.

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

Effects of Inflation

Inflation has had the effect of increasing the reported amounts of the Company's revenues and costs. The Company uses the last-in, first-out (LIFO) method to value a significant portion of inventories. This method tends to reduce the amount of income due to inflation included in the Company's results of operations. The Company believes that, through increases in its prices and productivity improvements, it has been able to recover increases in costs and expenses attributable to inflation. To date, inflation has not had a material impact on our financial results. There can be no assurance, however, that inflation will not adversely affect our financial results in the future.

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

Interest Rate Risk

The Company is exposed to market risk from changes in interest rates which may adversely affect its financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, the Company manages exposures through its regular operating and financing activities. The Company is exposed to interest rate risk primarily through its borrowings under its $285 million unsecured line of credit with a syndicate of banks. Under the line of credit, the Company may borrow funds at variable interest rates based on the Eurodollar rate or the bank's money market rate, as selected by the Company. As of February 28, 2004, the Company's outstanding debt approximates its carrying value.

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

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the second quarter of fiscal year 2004 that have materially affected, or that are reasonably likely to materially affect our internal controls over financial reporting.

Part II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders:

The Company's Annual Meeting of Shareholders was held on January 13, 2004. Phillip L. Cohen and Cynthia Croatti were reelected to the Board of Directors and an Amendment was approved for the Company's Amended 1996 Stock Incentive Plan (the "Amendment"). With respect to Mr. Cohen, 7,732,767 shares of Common Stock were voted for his election and 416,429 shares of Common Stock were withheld from voting for his election. With respect to Ms. Croatti, 7,337,279 shares of Common Stock and 10,171,464 shares of Class B Common Stock were voted for her election and 811,917 of Common Stock and no shares of Class B Common Stock were withheld from voting for her election. With respect to the Amendment, 2,701,312 shares of Common Stock and 10,171,464 shares of Class B Common Stock were voted for approval, 4,527,195 shares of Common Stock and no shares of Class B Common Stock were voted against approval and 28,019 shares of Common Stock and no shares of Class B Common Stock abstained. The terms to office of Mr. Ronald
D. Croatti, Mr. Donald J. Evans, Mr. Albert Cohen and Mr. Anthony DiFillippo continued after the Annual Meeting of Shareholders.

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

       *        Filed herewith

       **       Furnished herewith

   (b) Reports on Form 8-K:

On December 22, 2003, the Company filed an amended Current Report on Form 8-K/A to report information pursuant to Item 2. Acquisition or Disposition of Assets in connection with the Company's completion on September 2, 2003 of its acquisition of the business and assets of Textilease Corporation. The Company attached as Exhibit 2.1 to the Current Report a Stock Purchase Agreement, dated as of July 17, 2003, by and among UniFirst Corporation and all of the stockholders of Textilease Corporation. The Company attached as Exhibit 23.1 to the Current Report a Consent of PricewaterhouseCoopers LLP. The Company attached as Exhibit 99.1 to the Current Report a Press release of the Registrant dated September 2, 2003. The Company attached as Exhibit 99.2 to the Current Report the financial statements of Textilease Corporation. The Company attached as
Exhibit 99.3 to the Current Report the pro forma combined condensed financial information.

On January 12, 2004, the Company furnished a Current Report on Form 8-K to report information pursuant to Item 12 - Results of Operations and Financial Conditions. The Company attached as Exhibit 99.1 to the Current Report the Company's press release announcing first quarter fiscal 2004 financial results.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              UniFirst Corporation

April 13, 2004                By: /s/ Ronald D. Croatti
                                 -------------------------
                              Ronald D. Croatti
                              President and Chief Executive Officer

                              UniFirst Corporation

April 13, 2004                By: /s/ John B. Bartlett
                                 ----------------------
                              John B. Bartlett
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