Form 10-Q
period 2004-05-29
UNIFIRST CORP
filed 2004-07-13
CIK 717954

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended May 29, 2004

Commission File Number 1-8504

UNIFIRST CORPORATION
(Exact name of registrant as specified in its charter)

Massachusetts	04-2103460
(State of Incorporation)	(IRS Employer Identification Number)

68 Jonspin Road
Wilmington, Massachusetts 01887
(Address of principal executive offices)(Zip Code)

Registrant’s telephone number: (978) 658-8888

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes☐      No☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes☒      No☐

The number of outstanding shares of UniFirst Corporation Common Stock and Class B Common Stock at July 6, 2004 were 9,273,229 and 9,929,144 respectively.

UniFirst Corporation
Form 10-Q

Table of Contents

Part I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Condensed Consolidated Balance Sheets as of May 29, 2004 and August 30, 2003

Condensed Consolidated Statements of Income for the Thirteen and Thirty-Nine Weeks ended May 29, 2004 and May 31, 2003

Condensed Consolidated Statements of Cash Flows for the Thirty-Nine Weeks ended May 29, 2004 and May 31, 2003

Notes to Condensed Consolidated Financial Statements

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Item 4 - Controls and Procedures

Part II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

Signatures

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets
UniFirst Corporation and Subsidiaries

(In thousands, except per share data)	May 29, 2004	August 30, 2003 (a)
Assets
Current assets:
Cash and cash equivalents	$5,673	$6,053
Receivables, less reserves of $3,312 and $2,611, respectively	76,267	57,941
Inventories	35,063	25,355
Rental merchandise in service	63,349	60,490
Prepaid taxes and deferred tax assets	7,154	5,591
Prepaid expenses	1,024	407

Total current assets	188,530	155,837

Property and equipment:
Land, buildings and leasehold improvements	238,281	221,487
Machinery and equipment	258,702	238,820
Motor vehicles	70,064	66,081

	567,047	526,388
Less - accumulated depreciation	275,347	251,806

	291,700	274,582

Goodwill	177,363	62,608
Intangible assets, net	59,687	20,524
Other assets	2,319	1,036

	$719,599	$514,587

Liabilities and Shareholders' Equity
Current liabilities:
Current maturities of long-term obligations	$1,261	$2,493
Notes payable	--	104
Accounts payable	40,369	30,678
Accrued liabilities	71,394	53,670
Deferred income taxes	2,556	--

Total current liabilities	115,580	86,945

Long-term obligations, net of current maturities	202,582	67,319
Deferred income taxes	41,394	24,943

Shareholders' equity:
Preferred stock, $1.00 par value; 2,000,000 shares authorized;
none issued	--	--
Common stock, $.10 par value; 30,000,000 shares authorized;
shares issued 10,818,284 and 10,599,359, respectively	1,082	1,060
Class B common stock, $.10 par value; 20,000,000 shares
authorized; issued and outstanding 9,979,144 and 10,175,144,
respectively	998	1,018
Treasury stock, 1,595,055 shares, at cost	(26,005)	(26,005)
Capital surplus	13,019	12,693
Retained earnings	372,168	348,043
Accumulated other comprehensive loss	(1,219)	(1,429)

Total shareholders' equity	360,043	335,380

	$719,599	$514,587

(a)     Derived from audited financial statements

The accompanying notes are an integral part of these
condensed consolidated financial statements.

Condensed Consolidated Statements of Income
UniFirst Corporation and Subsidiaries
(Unaudited)

(In thousands, except per share data)	Thirty-Nine Weeks Ended May 29, 2004	Thirty-Nine Weeks Ended May 31, 2003	Thirteen Weeks Ended May 29, 2004	Thirteen Weeks Ended May 31, 2003
Revenues	$541,290	$449,294	$182,985	$153,690

Cost and expenses:
Operating costs	347,024	288,182	116,223	97,041
Selling and administrative expenses	110,611	93,638	36,750	30,088
Depreciation and amortization	34,389	29,906	11,662	10,218

	492,024	411,726	164,635	137,347

Income from operations	49,266	37,568	18,350	16,343

Other expense (income):
Interest expense	9,135	3,496	2,891	1,304
Interest income	(785)	(1,112)	(154)	(279)
Interest rate swap income	(1,454)	(666)	(554)	(306)

	6,896	1,718	2,183	719

Income before income taxes	42,370	35,850	16,167	15,624
Provision for income taxes	16,312	13,802	6,224	6,015

Income before cumulative effect of accounting change	26,058	22,048	9,943	9,609
Cumulative effect of accounting change (net of income tax
benefit of $1,404 in fiscal 2003)	--	2,242	--	--

Net income	$26,058	$19,806	$9,943	$9,609

Weighted average number of shares outstanding - basic	19,191	19,185	19,200	19,168

Weighted average number of shares outstanding - diluted	19,253	19,220	19,271	19,175

Income per share - basic:
Before cumulative effect of accounting change, net	$1.36	$1.15	$0.52	$0.50
Cumulative effect of accounting change, net	--	(0.12)	--	--

Net income per share	$1.36	$1.03	$0.52	$0.50

Income per share - diluted:
Before cumulative effect of accounting change, net	$1.35	$1.15	$0.52	$0.50
Cumulative effect of accounting change, net	--	(0.12)	--	--

Net income per share	$1.35	$1.03	$0.52	$0.50

Cash dividends per share:
Common stock	$0.1125	$0.1125	$0.0375	$0.0375

Class B common stock	$0.0900	$0.0900	$0.0300	$0.0300

The accompanying notes are an integral part of these
condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows
UniFirst Corporation and Subsidiaries
(Unaudited)

(In thousands)	Thirty-Nine Weeks Ended May 29, 2004	Thirty-Nine Weeks Ended May 31, 2003
Cash flows from operating activities:
Net income	$26,058	$19,806
Adjustments:
Cumulative effect of accounting change, net	--	2,242
Depreciation	29,595	26,495
Amortization of intangible assets	4,794	3,411
Amortization of deferred financing costs	869	--
Accretion on asset retirement obligations	290	215
Interest rate swap income	(1,454)	(666)
Changes in assets and liabilities, net of acquisitions:
Receivables	(7,576)	(9,397)
Inventories	(521)	(2,245)
Rental merchandise in service	7,428	(3,892)
Prepaid expenses	438	(72)
Accounts payable	4,960	14,464
Accrued liabilities	2,785	(43)
Accrued income taxes	7,034	(5,262)

Net cash provided by operating activities	74,700	45,056

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(179,212)	--
Proceeds from sale of linen business	3,410	--
Capital expenditures	(24,659)	(29,677)
Other	(1,058)	1,850

Net cash used in investing activities	(201,519)	(27,827)

Cash flows from financing activities:
Increase in debt	177,287	204
Reduction of debt	(45,765)	(11,245)
Deferred financing costs	(3,478)	--
Repurchase of common stock	--	(1,249)
Proceeds from exercise of common stock options	328	46
Cash dividends	(1,933)	(1,929)

Net cash provided by (used in) financing activities	126,439	(14,173)

Net (decrease) increase in cash and cash equivalents	(380)	3,056
Cash and cash equivalents at beginning of year	6,053	4,333

Cash and cash equivalents at end of period	$5,673	$7,389

The accompanying notes are an integral part of these
condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
UniFirst Corporation and Subsidiaries
For the Thirty-Nine Weeks Ended May 29, 2004

(Amounts in thousands, except per share and common stock options data)

1. Summary of Critical and Significant Accounting Policies

Business Description

UniFirst Corporation (the “Company”) is a leading company in the garment service business. The Company designs, manufactures, personalizes, rents, cleans, delivers and sells a wide range of quality occupational garments, career apparel and imagewear programs to businesses of all kinds. We also service industrial wiper towels, floor mats and other non-garment items and provide first aid cabinet services and other safety supplies. The Company’s UniTech subsidiary decontaminates and cleans, in separate facilities, garments which may have been exposed to radioactive materials.

Interim Financial Information

These condensed consolidated financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the information furnished reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary to a fair statement of results for the interim period. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes, thereto, included in the Company’s latest annual report on Form 10-K. Results for an interim period are not indicative of any future interim periods or for an entire fiscal year.

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

Fiscal Year

The Company’s fiscal year ends on the last Saturday in August. For financial reporting purposes, fiscal 2004 will have 52 weeks, as did fiscal 2003.

Revenue Recognition and Allowance for Doubtful Accounts

The Company recognizes revenue from rental operations in the period in which the services are provided. Direct sale revenue is recognized in the period in which the product is shipped. Judgments and estimates are used in determining the collectability of accounts receivable. The Company analyzes specific accounts receivable and historical bad debt experience, customer credit worthiness, current economic trends and the age of outstanding balances when evaluating the adequacy of the allowance for doubtful accounts. Management judgments and estimates are used in connection with establishing the allowance in any accounting period. Changes in estimates are reflected in the period they become known. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Material differences may result in the amount and timing of bad debt expense recognition for any given period if management makes different judgments or utilizes different estimates.

Inventories and Rental Merchandise in Service

Inventories are stated at the lower of cost or market value, net of any reserve for excess and obsolete inventory. Judgments and estimates are used in determining the likelihood that new goods on hand can be sold to customers or used in rental operations. Historical inventory usage and current revenue trends are considered in estimating both excess and obsolete inventories. If actual product demand and market conditions are less favorable than those projected by management, additional inventory write-downs may be required. The Company uses the last-in, first-out (LIFO) method to value a significant portion of its inventories. Had the Company used the first-in, first-out (FIFO) accounting method, inventories would have been approximately $1,500 higher at May 29, 2004 and August 30, 2003. Substantially all inventories represent finished goods.

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

Goodwill and Other Intangible Assets

Customer contracts are amortized over their estimated useful lives which have a weighted average life of approximately 15 years. Restrictive covenants are amortized over the terms of the respective non-competition agreements, which have a weighted average life of approximately 7.5 years. In accordance with the provisions of Statement of Financial Accounting Standards “SFAS” No. 142, the Company does not amortize goodwill.

Income Taxes

The Company’s policy of accounting for income taxes is in accordance with SFAS No. 109 — “Accounting for Income Taxes”. Deferred income taxes are provided for temporary differences between amounts recognized for income tax and financial reporting purposes at currently enacted tax rates. The Company computes income tax expense by jurisdiction based on its operations in each jurisdiction.

The Company is periodically reviewed by domestic and foreign tax authorities regarding the amount of taxes due. These reviews include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. In evaluating the exposure associated with various filing positions, the Company records estimated reserves for probable exposures. Based on the Company’s evaluation of current tax positions, the Company believes they have appropriately accrued for probable exposures.

Net Income Per Share

Basic and diluted net income per share is calculated using the weighted average number of common and dilutive potential common shares outstanding during the year. The following table illustrates the amounts used in the denominator of the calculation:

	Thirty-Nine Weeks Ended May 29, 2004	Thirty-Nine Weeks Ended May 31, 2003	Thirteen Weeks Ended May 29, 2004	Thirteen Weeks Ended May 31, 2003
Weighted average number of shares outstanding:
basic	19,191	19,185	19,200	19,168
Add: effect of dilutive potential common shares -
employee and director common stock options	62	35	71	7

Weighted average number of shares outstanding:
diluted	19,253	19,220	19,271	19,175

Stock Based Compensation

The Company accounts for its stock-based compensation plan under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations. The Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure”, an amendment of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (“Statement No. 123”). Therefore, no stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement No. 123 to stock-based employee compensation (in thousands, except per share data).

	Thirty-Nine Weeks Ended May 29, 2004	Thirty-Nine Weeks Ended May 31, 2003	Thirteen Weeks Ended May 29, 2004	Thirteen Weeks Ended May 31, 2003
Income before cumulative effect of accounting change	$26,058	$22,048	$9,943	$9,609
Less: pro forma compensation expense, net of tax	(169)	(126)	(61)	(46)

Pro forma income before cumulative effect of accounting change	25,889	21,922	9,882	9,563
Cumulative effect of accounting change, net of tax	--	(2,242)	--	--

Pro forma net income	$25,889	$19,680	$9,882	$9,563

Basic net income per weighted average common share, as reported:
Income before cumulative effect of accounting change	$1.36	$1.15	$0.52	$0.50
Cumulative effect of accounting change, net of tax	--	(0.12)	--	--

Net income per share	$1.36	$1.03	$0.52	$0.50

Basic net income per weighted average common share, pro forma:
Pro forma income before cumulative effect of accounting change	$1.35	$1.14	$0.51	$0.50
Cumulative effect of accounting change, net of tax	--	(0.12)	--	--

Pro forma net income per share	$1.35	$1.02	$0.51	$0.50

Diluted net income per weighted average common share, as reported:
Income before cumulative effect of accounting change	$1.35	$1.15	$0.52	$0.50
Cumulative effect of accounting change, net of tax	--	(0.12)	--	--

Net income per share	$1.35	$1.03	$0.52	$0.50

Diluted net income per weighted average common share, pro forma:
Pro forma income before cumulative effect of accounting change	$1.34	$1.14	$0.51	$0.50
Cumulative effect of accounting change, net of tax	--	(0.12)	--	--

Pro forma net income per share	$1.34	$1.02	$0.51	$0.50

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and bank short-term investments with maturities of less than ninety days.

Financial Instruments

The Company’s financial instruments, which may expose the Company to concentrations of credit risk, include cash and cash equivalents, receivables, accounts payable, notes payable and long-term obligations. Each of these financial instruments is recorded at cost, which approximates its fair value.

Insurance

The Company self-insures for certain obligations related to health, workers’ compensation, vehicles and general liability programs. The Company also purchases stop-loss insurance policies to protect it from catastrophic losses. Judgments and estimates are used in determining the potential value associated with reported claims and for losses that have occurred, but have not been reported. The Company’s estimates consider historical claims experience and other factors. The Company’s liabilities are based on estimates, and, while the Company believes that the accrual for loss is adequate, the ultimate liability may be in excess of or less than the amounts recorded. Changes in claim experience, the Company’s ability to settle claims or other estimates and judgments used by management could have a material impact on the amount and timing of expense for any period.

Environmental and Other Contingencies

The Company is subject to legal proceedings and claims arising from the conduct of their business operations, including environmental matters, personal injury, customer contract matters, and employment claims. Accounting principles generally accepted in the United States require that a liability for contingencies be recorded when it is probable that a liability has occurred and the amount of the liability can be reasonably estimated. Significant judgment is required to determine the existence of a liability, as well as the amount to be recorded. The Company regularly consults with attorneys and outside consultants to ensure that all of the relevant facts and circumstances are considered, before a contingent liability is recorded. The Company records accruals for environmental and other contingencies based on enacted laws, regulatory orders or decrees, the Company’s estimates of costs, insurance proceeds, participation by other parties and the timing of payments, and the input of outside consultants and attorneys. The estimated liability for environmental contingencies has been discounted using credit-adjusted risk-free rates of interest that range from approximately 4.0% to 5.0% over periods ranging from fifteen to thirty years. The estimated current costs, net of legal settlements with insurance carriers, have been adjusted for the estimated impact of inflation at 3% per year. Changes in enacted laws, regulatory orders or decrees, management’s estimates of costs, insurance proceeds, participation by other parties and the timing of payments, and the input of outside consultants and attorneys could have a material impact on the amounts recorded for environmental and other contingent liabilities.

Reclassifications

Certain prior year amounts have been reclassified to conform with current year presentation.

Comprehensive Income

The components of comprehensive income for the thirty-nine and thirteen week periods ended May 29, 2004 and May 31, 2003, respectively, were as follows:

	Thirty-Nine Weeks Ended May 29, 2004	Thirty-Nine Weeks Ended May 31, 2003	Thirteen Weeks Ended May 29, 2004	Thirteen Weeks Ended May 31, 2003
Net income	$26,058	$19,806	$9,943	$9,609
Other comprehensive income (loss):
Foreign currency translation adjustments	210	2,724	(781)	2,561
Change in fair value of derivative instruments, net	--	339	--	399

Comprehensive income	$26,268	$22,869	$9,162	$12,569

2. Acquisitions / Revolving Senior Credit Facility

On September 2, 2003 (“Closing Date”), the Company completed its acquisition of 100% of Textilease Corporation (“Textilease”). The purchase price of approximately $175,628 in cash was financed as part of a new $285,000 unsecured revolving credit agreement (“Credit Agreement”), with a syndicate of banks. The Credit Agreement, completed on the Closing Date, replaces the Company’s previous $125,000 unsecured revolving credit agreement and is due on the third anniversary of the Closing Date (September 2, 2006). Please see Note 5 for subsequent event. Availability of credit requires compliance with financial and other covenants, including maximum leverage, minimum fixed charge coverage, and minimum tangible net worth, as defined in the Credit Agreement. Textilease, headquartered in Beltsville, Maryland, had fiscal year 2002 revenues of approximately $95,000. It services over 25,000 uniform and textile products customers from 12 locations in six southeastern states, and also services a wide range of large and small first-aid service customers from additional specialized facilities. Textilease’s operating results have been included in the Company’s consolidated operating results since September 2, 2003.

The following is a summary of the Company’s preliminary estimate of the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The Company engaged a third party to appraise the fair value of the acquired tangible and intangible assets. The third party has substantially completed its appraisal and the purchase price allocation below reflects the appraised values of acquired tangible and intangible assets. The Company is also completing its analysis of the fair values of the liabilities assumed in connection with the acquisition, including certain liabilities that qualify for recognition under Emerging Issues Task Force 95-3 “Recognition of Liabilities in connection with a Purchase Business Combination”. The Company will finalize the purchase price allocation after it completes its analysis of assumed liabilities, and receives other relevant information relating to the acquisition. The final purchase price allocation may be different than the Company’s estimate as presented below.

Assets:
Current assets	$34,028
Property and equipment	22,037
Goodwill	112,512
Intangible assets subject to amortization (estimated fifteen year weighted-average useful life)	40,060
Other assets	239

Total Assets Acquired	$208,876

Liabilities:
Current liabilities	$17,764
Deferred compensation	5,249
Deferred income taxes	8,230
Long-term debt	2,005

Total Liabilities Assumed	$33,248

Net assets acquired	$175,628

At the time of acquisition, goodwill of approximately $117,504 was recorded. For the thirty-nine weeks ended May 29, 2004, the refinement of the Company’s original estimates, which principally related to the Company’s valuation of acquired intangible assets and property and equipment, as well as the sale of a portion of the linen businesses acquired, resulted in a decrease in goodwill of approximately $4,992. The Company sold a portion of the linen businesses acquired from Textilease for approximately $4,600, of which approximately $3,400 of proceeds has been received as of May 29, 2004. As of May 29, 2004, the allocation of the proceeds of these sales is preliminary, but the Company has recorded this as a reduction of goodwill. The sale of a portion of the linen businesses acquired did not result in a gain or loss.

The $112,512 of goodwill as of May 29, 2004 will be assigned to our only reportable segment, that being the design, manufacture, rental, cleaning and delivery of occupational garments, industrial wiper towels, floor mats and other non-garment items. None of the goodwill is expected to be deductible for income tax purposes.

At the time of acquisition, management initiated a plan to integrate certain Textilease facilities into existing operations. Included in the purchase price allocation is a restructuring charge of approximately $6,504, which includes approximately $3,103 in severance-related costs for corporate and field employees and $3,401 in facility closing and lease cancellation costs. Through May 29, 2004, the Company paid and charged approximately $1,443 against this accrual for severance-related costs. The Company expects to incur substantially all of the remaining costs within twenty-four months of the acquisition date. The changes in restructuring charges for the thirty-nine weeks ended May 29, 2004 are as follows:

	Severance Related Costs	Facility Closing and Lease Cancellation Costs	Total
Balance at August 30, 2003	$--	$--	$--
Initial set-up of liability	3,103	3,401	6,504
Additions	--	--	--
Charges	(1,443)	--	(1,443)

Balance at May 29, 2004	$1,660	$3,401	$5,061

Supplemental Pro Forma Information

The unaudited pro forma combined condensed statements of income for the thirteen and thirty-nine weeks ended May 31, 2003 give effect to the acquisition of Textilease and related financing as if the Textilease acquisition and the related financing had occurred on August 31, 2002. The unaudited pro forma combined condensed statements of income for the thirteen and thirty-nine weeks ended May 31, 2003, include the unaudited condensed consolidated statements of income of UniFirst for the thirteen and thirty-nine weeks ended May 31, 2003, and the unaudited statements of operations of Textilease for the three and nine months ended June 30, 2003, and pro forma adjustments to reflect the Textilease acquisition and the related financing. Textilease previously had a fiscal year ending on December 31.

The pro forma adjustments include additional interest expense of approximately $1,629 for the thirteen weeks ended May 31, 2003 and $4,396 for the thirty-nine weeks ended May 31, 2003, related to the debt used to finance the acquisition, additional depreciation and amortization of approximately $688 for the thirteen weeks ended May 31, 2003 and $1,945 for the thirty-nine weeks ended May 31, 2003, related to the estimated increase to the fair value of property and equipment and intangible assets and the related income tax effects of approximately $927 for the thirteen weeks ended May 31, 2003 and $2,539 for the thirty-nine weeks ended May 31, 2003, respectively.

The unaudited pro forma combined condensed statements of income are not necessarily indicative of the financial results that would have occurred if the Textilease acquisition and the related financing had been consummated on August 31, 2002, nor are they necessarily indicative of the financial results which may be attained in the future.

The unaudited pro forma combined condensed statements of income are based upon available information and upon certain assumptions that UniFirst’s management believes are reasonable. The Textilease acquisition is being accounted for using the purchase method of accounting. The allocation of the purchase price is preliminary. Final amounts could differ from those reflected in the pro forma statement of income, and such differences could be significant.

	Thirteen Weeks Ended May 29, 2004 (Actual)	Thirteen Weeks Ended May 31, 2003 (Actual)	Thirteen Weeks Ended May 31, 2003 (Pro Forma)
Revenues	$182,985	$153,690	$177,697

Net income	$9,943	$9,609	$9,319

Weighted average number of shares outstanding -
basic	19,200	19,168	19,168

Weighted average number of shares outstanding -
diluted	19,271	19,175	19,175

Net income per share - basic	$0.52	$0.50	$0.49

Net income per share - diluted	$0.52	$0.50	$0.49

	Thirty-Nine Weeks Ended May 29, 2004 (Actual)	Thirty-Nine Weeks Ended May 31, 2003 (Actual)	Thirty-Nine Weeks Ended May 31, 2003 (Pro Forma)
Revenues	$541,290	$449,294	$519,779

Income before cumulative effect of accounting
change	$26,058	$22,048	$19,556
Cumulative effect of accounting
change, net of tax	--	2,242	2,242

Net income	$26,058	$19,806	$17,314

Weighted average number of shares outstanding -
basic	19,191	19,185	19,185

Weighted average number of shares outstanding -
diluted	19,253	19,220	19,220

Income per share - basic
Before cumulative effect of
accounting change, net	$1.36	$1.15	$1.02
Cumulative effect of accounting
change, net	--	(0.12)	(0.12)

Net income per share	$1.36	$1.03	$0.90

Income per share - diluted
Before cumulative effect of
accounting change, net	$1.35	$1.15	$1.02
Cumulative effect of accounting
change, net	--	(0.12)	(0.12)

Net income per share	$1.35	$1.03	$0.90

During the thirty-nine weeks ended May 29, 2004, the Company also completed three other acquisitions. The aggregate purchase price for these acquisitions was approximately $3,600, net of debt assumed of $400. The results of operations for these acquisitions are not material to the Company’s results of operations and have been included in the Company’s consolidated financial statements since their acquisition date. Acquired entities were engaged in the rental of garments, floor mats, and other non-garment related items.

3. Asset Retirement Obligations

Effective September 1, 2002, the Company adopted the provisions of SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 generally applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset. Under the new accounting method, the Company now recognizes asset retirement obligations in the period in which they are incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.

As of September 1, 2002, the Company recognized as a liability the present value of the estimated future costs to decommission its nuclear laundry facilities in accordance with the provisions of SFAS No. 143. The adoption of SFAS No. 143 resulted in a cumulative charge of $2,242, net of tax benefit of $1,400, related to the change in accounting principle, the recognition of a discounted asset retirement obligation of $5,300, and an increase of $2,400 to the gross carrying value of the related long-lived assets ($900, net of accumulated depreciation of $1,500). The Company will depreciate, on a straight-line basis, the amount added to property and equipment and recognize accretion expense in connection with the discounted liability over the various remaining lives which range from approximately one to thirty years.

The estimated liability has been based on historical experience in decommissioning nuclear laundry facilities, estimated useful lives of the underlying assets, external vendor estimates as to the cost to decommission these assets in the future and federal and state regulatory requirements. The estimated current costs have been adjusted for the estimated impact of inflation at 3% per year. The liability has been discounted using credit-adjusted risk-free rates that range from approximately 3.00% — 7.25% over one to thirty years. Revisions to the liability could occur due to changes in the Company’s estimated useful lives of the underlying assets, estimated dates of decommissioning, changes in decommissioning costs, changes in federal or state regulatory guidance on the decommissioning of such facilities, or other changes in estimates. Changes due to revised estimates will be recognized by increasing or decreasing the carrying amount of the liability and the carrying amount of the related long-lived asset.

In fiscal year 2003, the Company began decommissioning one of the nuclear laundry facilities for which it had recognized an asset retirement obligation. Costs incurred in connection with the decommissioning for the thirty-nine weeks ended May 29, 2004 were approximately $651. The Company revised its estimate of future liability in the quarter ended May 29, 2004 due to changes in the estimate of future decommissioning costs related to this nuclear laundry facility. The change in estimate resulted in an increase of $250 to the carrying amount of the liability. Since the decommissioning of this nuclear laundry facility is significantly complete and the underlying long-lived asset is no longer in service, the Company recorded an expense in its current statement of operations as opposed to increasing the carrying amount of the related long-lived asset and subsequently depreciating that asset. As of May 29, 2004, the Company believes this current decommissioning project will be completed by the end of fiscal 2004.

A reconciliation of the Company’s liability for the thirty-nine week period ended May 29, 2004, is as follows:

Balance at August 30, 2003	$7,060
Accretion expense	290
Change in estimate of liability	250
Asset retirement costs incurred	(651)

Balance at May 29, 2004	$6,949

As of May 29, 2004 and August 30, 2003, respectively, the $6,949 and $7,060 asset retirement obligations are included in accrued liabilities in the accompanying condensed consolidated balance sheets.

4. Derivative Instruments and Hedging Activities

The Company has entered into interest rate swap agreements to manage its exposure to movements in interest rates on its variable rate debt. The Company accounts for these agreements in accordance with SFAS No. 133, as amended, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). The swap agreements are cash flow hedges and are used to manage exposure to interest rate movement by effectively changing the variable rate to a fixed rate. Such instruments are matched with the underlying borrowings. SFAS No. 133 eliminates special hedge accounting if a swap agreement does not meet certain criteria, thus requiring the Company to reflect all changes in the fair value of the swap agreement in earnings in the period of change.

In October 1999, the Company entered into an interest rate swap agreement, notional amount $40,000 (the “$40,000 SWAP”), maturing October 13, 2004. The Company pays a fixed rate of 6.38% and receives a variable rate tied to the three month LIBOR rate. As of May 29, 2004, the applicable variable rate was 1.28%. On October 15, 2002, the bank had the option to terminate the $40,000 SWAP without further obligation to make payments to the Company. The bank did not exercise this option. Because of the existence of this termination option, the $40,000 SWAP did not meet the required criteria to qualify as a cash flow hedge and use special hedge accounting, under SFAS No. 133. Accordingly, the Company has recorded, in the interest rate swap income line item of its consolidated statements of income, income of $1,454 and $666 for the thirty-nine weeks ended May 29, 2004 and May 31, 2003, respectively, and income of $554 and $306 for the thirteen weeks ended May 29, 2004 and May 31, 2003, respectively for the changes in the fair value of $40,000 SWAP. As of May 29, 2004 and August 30, 2003, respectively, $749 and $2,203 of interest rate swap related liabilities are included in accrued liabilities in the accompanying condensed consolidated balance sheets.

In June 2001, the Company entered into a second interest rate swap agreement with a notional amount of $20,000 (the “$20,000 SWAP”), maturing June 5, 2003. The Company paid a fixed rate of 4.69% and received a variable rate tied to the three month LIBOR rate. At maturity, the applicable variable rate was 1.34%. The $20,000 SWAP met the required criteria as defined in SFAS No. 133 to use special hedge accounting. Accordingly, the Company has recorded, through the accumulated other comprehensive loss section of shareholders’ equity, income of $339, net of tax of $226 for the thirty-nine weeks ended May 31, 2003 and income of $399, net of tax of $266 for the thirteen weeks ended May 31, 2003. Since the $20,000 SWAP matured on June 5, 2003, there was no change in fair value in the $20,000 SWAP recorded in the thirty-nine weeks ended May 29, 2004.

5. Subsequent Events

On June 14, 2004, the Company issued $165,000 of fixed and floating rate notes pursuant to a Note Purchase Agreement (“Note Agreement”). Under the Note Agreement, the Company issued $75,000 of notes with a seven year term bearing interest at 5.27% (“Fixed Rate Notes”). The Company also issued $90,000 of floating rate notes due in ten years (“Floating Rate Notes”). Of the Floating Rate Notes, $75,000 will bear interest at LIBOR plus 70 basis points and will be able to be repaid at face value two years from the date they are issued. The remaining $15,000 of Floating Rate Notes will bear interest at LIBOR plus 75 basis points and can be repaid at face value after one year. The Company also amended its Credit Agreement (“Amended Credit Agreement”) to, among other things, reduce the amount available for borrowing thereunder to $125,000 and to reduce interest rates payable on such borrowings. As amended, loans under the Amended Credit Agreement bear interest at floating rates which vary based on the Company’s funded debt ratio. At June 14, 2004, the interest rate applicable to the Company’s borrowings under the Amended Credit Agreement was LIBOR plus 100 basis points. The proceeds from the Fixed Rate Notes and the Floating Rate Notes were used to repay borrowings under the Credit Agreement.

6. Recent Accounting Pronouncements

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue 03-6, “Participating Securities and the Two-Class Method under FAS 128 on EPS” (“EITF 03-6”). EITF 03-6 provides guidance in determining when the two-class method, as defined in SFAS No. 128 “Earnings per Share” must be utilized in calculating earnings per share. The Company is required to adopt EITF 03-6 in the quarter ended August 28, 2004. The Common Stock of the Company has a 25% dividend preference to the Class B Common Stock. The Class B Common Stock, which has ten votes per share as opposed to one vote per share for the Common Stock, may be converted at any time on a one for one basis for the Common Stock at the option of the holder of the Class B Common Stock. EITF 03-6 will require the income per share for each class of common stock to be calculated assuming 100% of the Company's earnings are distributed as dividends to each class of common stock. The Company does not anticipate distributing 100% of its earnings as dividends. The effective result of EITF 03-6 will be that the earnings per share for the Common Stock will be 25% greater than the earnings per share of the Class B Common Stock. The Company believes that the current method of calculating earnings per share assuming the conversion of Class B Common Stock into Common Stock results in a fair presentation of earnings per share, but will be required to use the two-class method in the future. The following table summarizes the earnings per share presentation under EITF 03-6:

	Thirty-Nine Weeks Ended May 29, 2004	Thirty-Nine Weeks Ended May 31, 2003	Thirteen Weeks Ended May 29, 2004	Thirteen Weeks Ended May 31, 2003
Basic net income per share as reported, both classes	$1.36	$1.03	$0.52	$0.50

Basic net income per share under EITF 03-6:
Common	$1.52	$1.15	$0.58	$0.56

Class B Common	$1.21	$0.92	$0.46	$0.45

	Thirty-Nine Weeks Ended May 29, 2004	Thirty-Nine Weeks Ended May 31, 2003	Thirteen Weeks Ended May 29, 2004	Thirteen Weeks Ended May 31, 2003
Diluted net income per share as reported, both classes	$1.35	$1.03	$0.52	$0.50

Diluted net income per share under EITF 03-6:
Common	$1.51	$1.15	$0.58	$0.56

Class B Common	$1.21	$0.92	$0.46	$0.45

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THIRTY-NINE WEEKS ENDED MAY 29, 2004

Overview

UniFirst Corporation (the “Company”) is one of the largest providers of workplace uniforms and protective clothing in the United States. The Company designs, manufactures, personalizes, rents, cleans, delivers, and sells a wide range of uniforms and protective clothing, including shirts, pants, jackets, coveralls, jumpsuits, lab coats, smocks and aprons, and also rents industrial wiping products, floormats and other non-garment items, to a variety of manufacturers, retailers and service companies. The Company serves businesses of all sizes in numerous industry categories. Typical customers include automobile service centers and dealers, delivery services, food and general merchandise retailers, food processors and service operations, light manufacturers, maintenance facilities, restaurants, service companies, soft and durable goods wholesalers, transportation companies, and others who require employee clothing for image, identification, protection or utility purposes. At certain specialized facilities, the Company also decontaminates and cleans work clothes that may have been exposed to radioactive materials and services special cleanroom protective wear. Typical customers for these specialized services include government agencies, research and development laboratories, high technology companies and utilities operating nuclear reactors.

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

Revenue Recognition and Allowance for Doubtful Accounts

The Company recognizes revenue from rental operations in the period in which the services are provided. Direct sale revenue is recognized in the period in which the product is shipped. Judgments and estimates are used in determining the collectability of accounts receivable. The Company analyzes specific accounts receivable and historical bad debt experience, customer credit worthiness, current economic trends and the age of outstanding balances when evaluating the adequacy of the allowance for doubtful accounts. Management judgments and estimates are used in connection with establishing the allowance in any accounting period. Changes in estimates are reflected in the period they become known. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Material differences may result in the amount and timing of bad debt expense recognition for any given period if management makes different judgments or utilizes different estimates.

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

Insurance

The Company self-insures for certain obligations related to health, workers’ compensation, vehicles and general liability programs. The Company also purchases stop-loss insurance policies to protect it from catastrophic losses. Judgments and estimates are used in determining the potential value associated with incurred claims. The Company’s estimates consider historical claim experience and other factors. The Company’s liabilities are based on estimates, and, while the Company believes that the accrual for loss is adequate, the ultimate liability may be in excess of or less than the amounts recorded. Changes in claim experience, the Company’s ability to settle claims or other estimates and judgments used by management could have a material impact on the amount and timing of expense for any period.

Environmental and Other Contingencies

The Company is subject to legal proceedings and claims arising from the conduct of their business operations, including environmental matters, personal injury, customer contract matters, employment claims. Accounting principles generally accepted in the United States require that a liability for contingencies be recorded when it is probable that a liability has occurred and the amount of the liability can be reasonably estimated. Significant judgment is required to determine the existence of a liability, as well as the amount to be recorded. The Company regularly consults with attorneys and outside consultants to ensure that all of the relevant facts and circumstances are considered, before a contingent liability is recorded. The Company records accruals for environmental and other contingencies based on enacted laws, regulatory orders or decrees, the Company’s estimates of costs, insurance proceeds, participation by other parties and the timing of payments, and the input of outside consultants and attorneys. The estimated liability for environmental contingencies has been discounted using credit-adjusted risk-free rates of interest that range from approximately 4.0% to 5.0% over periods ranging from fifteen to thirty years. The estimated current costs, net of legal settlements with insurance carriers, have been adjusted for the estimated impact of inflation at 3% per year. Changes in enacted laws, regulatory orders or decrees, management’s estimates of costs, insurance proceeds, participation by other parties and the timing of payments, and the input of outside consultants and attorneys could have a material impact on the amounts recorded for environmental and other contingent liabilities.

Income Taxes

The Company’s policy of accounting for income taxes is in accordance with SFAS No. 109 — “Accounting for Income Taxes”. Deferred income taxes are provided for temporary differences between amounts recognized for income tax and financial reporting purposes at currently enacted tax rates. The Company computes income tax expense by jurisdiction based on its operations in each jurisdiction.

The Company is periodically reviewed by domestic and foreign tax authorities regarding the amount of taxes due. These reviews include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. In evaluating the exposure associated with various filing positions, the Company records estimated reserves for probable exposures, in accordance with SFAS No. 5 — “Accounting for Contingencies”. Based on the Company’s evaluation of current tax positions, the Company believes it has appropriately accrued for probable exposures.

Asset Retirement Obligations

Effective September 1, 2002, the Company adopted the provisions of SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 generally applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset. Under the new accounting method, the Company now recognizes asset retirement obligations in the period in which they are incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Company will depreciate, on a straight-line basis, the amount added to property and equipment and recognize accretion expense in connection with the discounted liability over the various remaining lives which range from approximately one to thirty years.

The estimated liability has been based on historical experience in decommissioning facilities, estimated useful lives of the underlying assets, external vendor estimates as to the cost to decommission these assets in the future and federal and state regulatory requirements. The estimated current costs have been adjusted for the estimated impact of inflation at 3% per year. The liability has been discounted using credit-adjusted risk-free rates that range from approximately 3.00% — 7.25% over one to thirty years. Revisions to the liability could occur due to changes in the Company’s estimated useful lives of the underlying assets, estimated dates of decommissioning, changes in decommissioning costs, changes in federal or state regulatory guidance on the decommissioning of such facilities, or other changes in estimates. Changes due to revised estimates will be recognized by increasing or decreasing the carrying amount of the liability and the carrying amount of the related long-lived asset.

Potential Impact of Recent Accounting Pronouncements

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue 03-6, “Participating Securities and the Two-Class Method under FAS 128 on EPS” (“EITF 03-6”). EITF 03-6 provides guidance in determining when the two-class method, as defined in SFAS No. 128 “Earnings per Share” must be utilized in calculating earnings per share. The Company is required to adopt EITF 03-6 in the quarter ended August 28, 2004. The Common Stock of the Company has a 25% dividend preference to the Class B Common Stock. The Class B Common Stock, which has ten votes per share as opposed to one vote per share for the Common Stock, may be converted at any time on a one for one basis for the Common Stock at the option of the holder of the Class B Common Stock. EITF 03-6 will require the income per share for each class of common stock to be calculated assuming 100% of the Company's earnings are distributed as dividends to each class of common stock. The Company does not anticipate distributing 100% of its earnings as dividends. The effective result of EITF 03-6 will be that the earnings per share for the Common Stock will be 25% greater than the earnings per share of the Class B Common Stock. The Company believes that the current method of calculating earnings per share assuming the conversion of Class B Common Stock into Common Stock results in a fair presentation of earnings per share, but will be required to use the two-class method in the future. The following table summarizes the earnings per share presentation under EITF 03-6:

	Thirty-Nine Weeks Ended May 29, 2004	Thirty-Nine Weeks Ended May 31, 2003	Thirteen Weeks Ended May 29, 2004	Thirteen Weeks Ended May 31, 2003
Basic net income per share as reported, both classes	$1.36	$1.03	$0.52	$0.50

Basic net income per share under EITF 03-6:
Common	$1.52	$1.15	$0.58	$0.56

Class B Common	$1.21	$0.92	$0.46	$0.45

	Thirty-Nine Weeks Ended May 29, 2004	Thirty-Nine Weeks Ended May 31, 2003	Thirteen Weeks Ended May 29, 2004	Thirteen Weeks Ended May 31, 2003
Diluted net income per share as reported, both classes	$1.35	$1.03	$0.52	$0.50

Diluted net income per share under EITF 03-6:
Common	$1.51	$1.15	$0.58	$0.56

Class B Common	$1.21	$0.92	$0.46	$0.45

Results of Operations

The percentage relationships to revenues of certain income and expense items for the thirty-nine week periods and thirteen week periods ended May 29, 2004 and May 31, 2003, respectively, and the percentage changes in these income and expense items between periods are presented in the following table:

	Thirty-Nine Weeks Ended May 29, 2004	Thirty-Nine Weeks Ended May 31, 2003	Thirteen Weeks Ended May 29, 2004	Thirteen Weeks Ended May 31, 2003	Percentage Change Thirty-Nine Weeks FY2004 vs. FY2003	Percentage Change Thirteen Weeks FY2004 vs. FY2003
Revenues	$541,290	$449,294	$182,985	$153,690	20.5%	19.1%

Costs and expenses:
Operating costs	64.1%	64.1%	63.5%	63.1%	20.4%	19.8%
Selling and administrative
expenses	20.4%	20.8%	20.1%	19.6%	18.1%	22.1%
Depreciation and
amortization	6.4%	6.7%	6.4%	6.7%	15.0%	14.1%

	90.9%	91.6%	90.0%	89.4%	19.5%	19.9%

Income from operations	9.1%	8.4%	10.0%	10.6%	31.1%	12.3%

Other expense (income):	1.3%	0.4%	1.2%	0.5%	301.4%	203.6%

Income before income taxes	7.8%	8.0%	8.8%	10.1%	18.2%	3.5%
Provision for income taxes	3.0%	3.1%	3.4%	3.9%	18.2%	3.5%

Income before cumulative
effect of accounting change	4.8%	4.9%	5.4%	6.2%	18.2%	3.5%

Cumulative effect of
accounting change	0.0%	0.5%	0.0%	0.0%	-100.0%	0.0%

Net income	4.8%	4.4%	5.4%	6.2%	31.6%	3.5%

Thirty-Nine Weeks Ended May 29, 2004 Compared with Thirty-Nine Weeks Ended May 31, 2003

Revenues. Revenues increased 20.5% to $541.3 million in the thirty-nine weeks ended May 29, 2004 as compared with $449.3 million for the thirty-nine weeks ended May 31, 2003. This increase can be attributed to acquisitions (14.8%), primarily Textilease, growth from existing operations and price increases in the core uniform rental business (5.6%) and growth from existing operations in the first aid business (0.1%).

Operating costs. Operating costs increased to $347.0 million for the thirty-nine weeks ended May 29, 2004 as compared with $288.2 million for the thirty-nine weeks ended May 31, 2003. As a percentage of revenues, operating costs remained at 64.1% for these periods. The primary driver of the increase in operating costs was significantly higher energy costs and the fact that Textilease laundries, acquired in the first quarter of 2004, generally have higher production costs than the existing UniFirst facilities, offset by lower merchandise costs.

Selling and administrative expenses. The Company’s selling and administrative expenses increased to $110.6 million, or 20.4% of revenues, for the thirty-nine weeks ended May 29, 2004 as compared with $93.6 million, or 20.8% of revenues, for the thirty-nine weeks ended May 31, 2003. The decrease in selling and administrative expenses as a percent of revenues is primarily attributable to the quick closure of Textilease’s corporate office as well as relatively fewer salespersons as a result of combining operations.

Depreciation and amortization. The Company’s depreciation and amortization expense increased to $34.4 million, or 6.4% of revenues, for the thirty-nine weeks ended May 29, 2004, as compared with $29.9 million, or 6.7% of revenues, for the thirty-nine weeks ended May 31, 2003. The increase in depreciation and amortization expense was primarily related to the depreciation and amortization on the tangible and intangible assets acquired from Textilease. The Company also recorded approximately $0.6 million in depreciation expense during the quarter ended May 29, 2004 related to the write-down, to net realizable value, of certain machinery and equipment at its Richmond location that the Company plans to close.

Other expense (income). Net other expense (interest expense, interest rate swap income and interest income) was $6.9 million for the thirty-nine weeks ended May 29, 2004 as compared with $1.7 million for the thirty-nine weeks ended May 31, 2003. The increase in net other expense was a result of the increased interest expense, including amortization of deferred financing costs of $0.9 million, associated with debt financing obtained in connection with the acquisition of Textilease, offset somewhat by an increase in the fair value of the $40 million SWAP, which was $1.5 million of income for the thirty-nine weeks ended May 29, 2004 as compared with $0.7 million of income for the thirty-nine weeks ended May 31, 2003.

Provision for Income Taxes. The Company’s effective income tax rate was 38.5% for each of the thirty-nine weeks ended May 29, 2004 and the thirty-nine weeks ended May 31, 2003.

Thirteen Weeks Ended May 29, 2004 Compared with Thirteen Weeks Ended May 31, 2003

Revenues. Revenues for the thirteen weeks ended May 29, 2004 increased $29.3 million or 19.1% to $183.0 million as compared with $153.7 million for the thirteen weeks ended May 31, 2003. This increase can be attributed to acquisitions (13.8%), primarily Textilease, growth from existing operations and price increases in the core uniform rental business (5.5%), growth from existing operations in the first aid business (0.2%), offset by decreased revenue from the UniTech garment services business (-0.4%).

Operating Costs. Operating costs increased to $116.2 million for the thirteen weeks ended May 29, 2004 as compared with $97.0 million for the thirteen weeks ended May 31, 2003. As a percentage of revenues, operating costs increased to 63.5% from 63.1% for these periods. The primary driver of this increase was significantly higher energy costs and the fact that Textilease laundries generally have higher production costs than the existing UniFirst facilities, partially offset by lower merchandise costs.

Selling and Administrative Expenses. The Company’s selling and administrative expenses increased to $36.8 million, or 20.1% of revenues, for the thirteen weeks ended May 29, 2004 as compared with $30.1 million, or 19.6% of revenues, for the thirteen weeks ended May 31, 2003. However, the selling and administrative expenses of 20.1% of revenues for the thirteen weeks ended May 29, 2004 were less than the selling and administrative expenses for the thirteen and twenty-six weeks ended February 28, 2004 of 20.9% and 20.6% of revenues, respectively.

Depreciation and amortization. The Company’s depreciation and amortization expense increased to $11.7 million, or 6.4% of revenues, for the thirteen weeks ended May 29, 2004 as compared with $10.2 million, or 6.7% of revenues, for the thirteen weeks ended May 31, 2003. The increase in depreciation and amortization expense was primarily related to the depreciation and amortization on the tangible and intangible assets acquired from Textilease. The Company also recorded approximately $0.6 million in depreciation expense during the quarter ended May 29, 2004 to write-down, to net realizable value, machinery and equipment at its Richmond location that the Company plans to close.

Other expense (income). Net other expense (interest expense, interest rate swap income and interest income) was $2.2 million for the thirteen weeks ended May 29, 2004 as compared with $0.7 million for the thirteen weeks ended May 31, 2003. The increase in net other expense was primarily a result of the increased interest expense, including amortization of deferred financing costs of $0.3 million, associated with debt financing obtained in connection with the acquisition of Textilease.

Provision for income taxes. The Company’s effective income tax rate was 38.5% for each of the thirteen weeks ended May 29, 2004 and the thirteen weeks ended May 31, 2003.

Liquidity and Capital Resources

General. For the thirty-nine week period ended May 29, 2004, the Company had a net decrease in cash and cash equivalents of $0.4 million. The Company completed the thirty-nine week period with cash and cash equivalents of $5.7 million and working capital of $73.0 million. The Company believes that current cash and cash equivalent balances, cash generated from operations and amounts available under the Company’s Amended Credit Agreement will be sufficient to meet the Company’s anticipated working capital and capital expenditure requirements for at least the next 12 months.

Sources and Uses of Cash. During the thirty-nine week period ended May 29, 2004, the Company generated cash primarily from two sources: operating activities and proceeds from the increase in debt. The Company’s operating activities provided net cash of $74.7 million, resulting primarily from net income of $26.1 million, amounts charged for depreciation and amortization of $34.4 million, increases in accounts payable and accruals of $14.8 million and a net decrease in rental merchandise in service of $7.4 million, offset by an increase in accounts receivable of $7.6 million. The Company used its cash to, among other things, fund $24.7 million in capital expenditures to expand and update Company facilities, reduce outstanding debt by $45.8 million, to pay deferred financing costs of $3.5 million, fund the acquisitions of businesses for an aggregate net purchase price of approximately $3.6 million and pay approximately $1.9 million in cash dividends to Common and Class B Common shareholders. The proceeds from the increase in debt of approximately $177.3 million in the thirty-nine weeks ended May 29, 2004, was used primarily to fund the acquisition of Textilease.

Additional Cash Resources.   In connection with the purchase of Textilease, the Company entered into a new $285 million unsecured revolving credit agreement (“Credit Agreement”), with a syndicate of banks. The Credit Agreement replaced the Company’s previous $125 million unsecured revolving credit agreement and is due on the third anniversary of the Closing Date (September 2, 2006). Availability of credit requires compliance with financial and other covenants, including maximum funded debt, minimum debt coverage, and minimum tangible net worth, as defined in the Credit Agreement. Compliance with these financial covenants is generally tested on a fiscal quarterly basis. As of May 29, 2004, the Company was in compliance with all covenants under the Credit Agreement.

As of May 29, 2004, the Company had $64.1 million available under its Credit Agreement, net of outstanding borrowings of $200.0 million and standby irrevocable bank commercial letters of credit of $20.9 million.

Subsequent Events. On June 14, 2004, the Company issued $165 million of fixed and floating rate notes pursuant to a Note Purchase Agreement (“Note Agreement”). Under the Note Agreement, the Company issued $75 million of notes with a seven year term bearing interest at 5.27% (“Fixed Rate Notes”). The Company also issued $90 million of floating rate notes due in ten years (“Floating Rate Notes”). Of the Floating Rate Notes, $75 million will bear interest at LIBOR plus 70 basis points and will be able to be repaid at face value two years from the date they are issued. The remaining $15 million of Floating Rate Notes will bear interest at LIBOR plus 75 basis points and can be repaid at face value after one year. The Company also amended its Credit Agreement (“Amended Credit Agreement”) to, among other things, reduce the amount available for borrowing thereunder to $125 million and to reduce interest rates payable on such borrowings. As amended, loans under the Amended Credit Agreement bear interest at floating rates which vary based on the Company’s funded debt ratio. At June 14, 2004, the interest rate applicable to the Company’s borrowings under the Amended Credit Agreement was LIBOR plus 100 basis points. The proceeds from the Fixed Rate Notes and the Floating Rate Notes were used to repay borrowings under the Credit Agreement.

As part of the Company’s business, the Company regularly evaluates opportunities to acquire other garment service companies. In recent years, the Company has typically paid for acquisitions with cash and may continue to do so in the future. To pay for an acquisition, the Company may use cash on hand, cash generated from operations or borrowings under the Company’s Note Agreement, or the Company may pursue other forms of debt financing. The Company’s ability to secure short-term and long-term debt financing in the future will depend on several factors, including the Company’s future profitability, the levels of debt and equity and the overall credit and equity market environments.

Shareholders’ equity at May 29, 2004 was $360.0 million, or approximately 63.9% of the Company’s total capitalization.

Seasonality

Historically, the Company’s revenues and operating results have varied from quarter to quarter and are expected to continue to fluctuate in the future. These fluctuations have been due to a number of factors, including: general economic conditions in the Company’s markets; the timing of acquisitions and of commencing start-up operations and related costs; the effectiveness of integrating acquired businesses and start-up operations; the timing of nuclear plant outages; capital expenditures; seasonal rental and purchasing patterns of the Company’s customers; and price changes in response to competitive factors. In addition, the Company’s operating results historically have been lower during the second and fourth fiscal quarters than during the other quarters of the fiscal year. The operating results for any historical quarter are not necessarily indicative of the results to be expected for an entire fiscal year or any other interim periods.

Effects of Inflation

Inflation has had the effect of increasing the reported amounts of the Company’s revenues and costs. The Company uses the last-in, first-out (LIFO) method to value a significant portion of inventories. This method tends to reduce the amount of income due to inflation included in the Company’s results of operations. The Company believes that, through increases in its prices and productivity improvements, it has been able to recover increases in costs and expenses attributable to inflation. Accordingly, inflation has not had a material impact on our financial results. There can be no assurance, however, that inflation will not adversely affect our financial results in the future.

SAFE HARBOR FOR FORWARD LOOKING STATEMENTS

Forward looking statements contained in this quarterly report are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995 and are highly dependent upon a variety of important factors that could cause actual results to differ materially from those reflected in such forward looking statements. Such factors include uncertainties regarding the Company’s ability to consummate and successfully integrate acquired businesses, uncertainties regarding any existing or newly-discovered expenses and liabilities related to environmental compliance and remediation, the Company’s ability to compete successfully without any significant degradation in its margin rates, seasonal fluctuations in business levels, uncertainties regarding the price levels of natural gas, electricity, fuel, and labor, the impact of negative economic conditions on the Company’s customers and such customer’s workforce, the continuing increase in healthcare costs, demand and prices for the Company’s products and services, the impact of interest rate variability upon the Company’s interest rate swap arrangements, additional professional and internal costs necessary for compliance with recent and proposed future changes in Securities and Exchange Commission (including the Sarbanes-Oxley Act of 2002), New York Stock Exchange, and accounting rules, strikes and unemployment levels, the Company’s efforts to evaluate and potentially reduce internal costs, economic and other developments associated with the war on terrorism and its impact on the economy and general economic conditions. When used in this quarterly report, the words “intend,” “anticipate,” “believe,” “estimate,” and “expect” and similar expressions as they relate to the Company are included to identify such forward looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

Management has determined that all of the Company’s foreign subsidiaries operate primarily in local currencies that represent the functional currencies of the subsidiaries. All assets and liabilities of foreign subsidiaries are translated into U.S. dollars using the exchange rate prevailing at the balance sheet date, while income and expense accounts are translated at average exchange rates during the year. As such, the Company’s operating results are affected by fluctuations in the value of the U.S. dollar as compared to currencies in foreign countries, as a result of the Company’s transactions in these foreign markets. The Company does not operate a hedging program to mitigate the effect of a significant rapid change in the value of the Canadian Dollar, Euro or Mexican Peso as compared to the U.S. dollar. If such a change did occur, the Company would have to take into account a currency exchange gain or loss in the amount of the change in the U.S. dollar denominated balance of the amounts outstanding at the time of such change. While the Company does not believe such a gain or loss is likely, and would not likely be material, there can be no assurance that such a loss would not have an adverse material effect on the Company’s results of operations or financial condition.

Interest Rate Risk

The Company is exposed to market risk from changes in interest rates which may adversely affect its financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, the Company manages exposures through its regular operating and financing activities. The Company is exposed to interest rate risk primarily through its borrowings under its $125 million Amended Credit Agreement with a syndicate of banks and its $90 million of Floating Rate Notes with a group of insurance companies. Under both agreements, the Company may borrow funds at variable interest rates based on the Eurodollar rate or LIBOR rates. As of May 29, 2004, the Company’s outstanding debt approximates its carrying value.

The Company has entered into a $40 million interest rate swap agreement which expires in October 2004 to manage its exposure to movements in interest rates on its variable rate debt. The swap agreement and is used to manage exposure to interest rate movement by effectively changing the variable rate to a fixed rate. Changes in the fair value of the swap agreement have been charged to the Company’s consolidated statement of income in the period of change in fair value.

The Company is evaluating alternatives to manage its exposure to movements in interest rates on its variable rate debt borrowing agreements, and, from June 14, 2004, the Floating Rate Notes.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that material information relating to the Company required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. In designing and evaluating the disclosure controls and procedures, the Company’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures. The Company currently is in the process of further reviewing and documenting its disclosure controls and procedures, and its internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the third quarter of fiscal year 2004 that have materially affected, or that are reasonably likely to materially affect our internal controls over financial reporting.

Part II — OTHER INFORMATION

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

On March 31, 2004, the Company furnished a Current Report on Form 8-K to report information pursuant to Item 12 — Results of Operations and Financial Conditions. The Company attached as Exhibit 99.1 to the Current Report the Company’s press release announcing second quarter fiscal 2004 financial results.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

July 13, 2004	UniFirst Corporation By: /s/ Ronald D. Croatti Ronald D. Croatti President and Chief Executive Officer

July 13, 2004	UniFirst Corporation By: /s/ John B. Bartlett John B. Bartlett Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

DESCRIPTION

*	31.1	Rule 13a-14(a)/15d-14(a) certification of Ronald D. Croatti
*	31.2	Rule 13a-14(a)/15d-14(a) certification of John B. Bartlett
**	32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
**	32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

*	Filed herewith
**	Furnished herewith