Form 10-K
period 2004-08-28
UNIFIRST CORP
filed 2004-11-12
CIK 717954

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 28, 2004

Commission File Number 1-8504

UNIFIRST CORPORATION
 (Exact name of registrant as specified in its charter)

Massachusetts	04-2103460
(State of Incorporation)	(IRS Employer Identification Number)

68 Jonspin Road
Wilmington, Massachusetts 01887
(Address of principal executive offices)(Zip Code)

Registrant’s telephone number: (978) 658-8888

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of each exchange on which shares are traded
Common Stock,
$.10 par value per share	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒       No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes ☒       No☐

The number of outstanding shares of UniFirst Corporation Common Stock and Class B Common Stock at November 5, 2004 were 9,279,879 and 9,928,144, respectively. The aggregate market value of shares held by non-affiliates of the Company as of the end of the last business day of UniFirst’s most recently completed second fiscal quarter was $238,151,988 (based upon the closing price of the Company’s Common Stock on the New York Stock Exchange on said date and assuming the market value of a share of Class B Common Stock (which is generally non-transferable, but is convertible at any time into one share of Common Stock) is identical to the market value of the Common Stock).

UniFirst Corporation
Annual Report on Form 10-K
For the fiscal year ended August 28, 2004

Table of Contents
PART I
Documents Incorporated by Reference
Item 1. Business
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
PART II
Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6. Selected Financial Data
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Item 8. Financial Statements and Supplementary Data
Consolidated statements of income for each of the three years in the period ended August 28, 2004
Consolidated balance sheets as of August 28, 2004 and August 30, 2003
Consolidated statements of shareholders' equity for each of the three years in the period ended August 28, 2004
Consolidated statements of cash flows for each of the three years in the period ended August 28, 2004
Notes to consolidated financial statements
Report of Ernst & Young LLP, Independent Auditors
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A. Controls and Procedures
Item 9B. Other Information
PART III
Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management
Item 13. Certain Relationships and Related Transactions
Item 14. Principal Accountant Fees and Services
PART IV
Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
Form of UniFirst Corporation stock option award to non-employee directors
Form of UniFirst Corporation stock option award to executive officers
List of Subsidiaries
Consent of Independent Registered Public Accounting Firm
Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

PART I

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for its 2005 Annual Meeting of Shareholders (which will be filed with the Securities and Exchange Commission within 120 days after the close of the 2004 fiscal year) are incorporated by reference into Part III hereof.

This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company’s actual results could differ materially from those set forth in the forward-looking statements.     Certain factors that might cause such a difference are discussed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

ITEM 1. BUSINESS

GENERAL

UniFirst Corporation (the “Company” or “UniFirst”) is one of the largest providers of workplace uniforms and protective clothing in the United States. The Company designs, manufactures, rents, cleans, delivers, and sells a wide range of uniforms and protective clothing, including shirts, pants, jackets, coveralls, jumpsuits, lab coats, smocks and aprons, and also rents industrial wiping products, floormats, facility service products, other non-garment items, and provides first aid cabinet services and other safety supplies, to a variety of manufacturers, retailers and service companies. The Company serves businesses of all sizes in numerous industry categories. Typical customers include automobile service centers and dealers, delivery services, food and general merchandise retailers, food processors and service operations, light manufacturers, maintenance facilities, restaurants, service companies, soft and durable goods wholesalers, transportation companies, and others who require employee clothing for image, identification, protection or utility purposes. At certain specialized facilities, the Company also decontaminates and cleans work clothes that may have been exposed to radioactive materials and services special cleanroom protective wear. Typical customers for these specialized services include government agencies, research and development laboratories, high technology companies and utilities operating nuclear reactors. In fiscal 2004, the Company generated $719.4 million in revenue, of which approximately 58% was from the rental of uniforms and protective clothing, 27% was from the rental of non-garment items, 8% was from garment decontamination services, 4% was from first aid cabinet services and other safety supplies, and 3% was from the direct sale of garments.

We maintain our website at www.unifirst.com, and make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, including exhibits, and amendments to those reports filed or furnished to the Securities Exchange Commission (SEC) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act, as amended, as soon as reasonably practicable after such documents are electronically filed, or furnished, to the SEC.

PRODUCTS AND SERVICES

The Company provides its customers with personalized workplace uniforms and protective work clothing in a broad range of styles, colors, sizes and fabrics. The Company’s uniform products include shirts, pants, jackets, coveralls, jumpsuits, smocks, aprons and specialized protective wear, such as flame resistant and high visibility garments. At certain specialized facilities, the Company also decontaminates and cleans clothes which may have been exposed to radioactive materials and services special cleanroom protective wear. The Company also offers non-garment items and services, such as industrial wiping products, floor mats, dry and wet mops, and other textile products.

The Company offers its customers a range of garment service options, including full-service rental programs in which garments are cleaned and serviced by the Company, lease programs in which garments are cleaned and maintained by individual employees, and purchase programs to buy garments and related items directly. As part of its rental business, the Company picks up a customer’s soiled uniforms and/or other items on a periodic basis (usually weekly) and delivers back cleaned and processed replacement items. The Company’s centralized services, specialized equipment, and economies of scale generally allow it to be more cost effective in providing garment and related services than customers would be by themselves, particularly those customers with high employee turnover rates. The Company’s uniform program is intended not only to help its customers foster greater company identity, but to enhance their corporate image and improve employee safety, productivity and morale. The Company typically serves its customers pursuant to written service contracts that range in duration from three to five years.

CUSTOMERS

The Company serves businesses of all sizes in numerous industry categories. Typical customers include automobile service centers and dealers, delivery services, food processors and service operations, light manufacturers, maintenance facilities, restaurants, service companies, soft and durable goods wholesalers, transportation companies, and others who require employee clothing for image, identification, protection or utility purposes. The Company currently services over 175,000 customer locations in 46 of the United States, Canada and Europe from approximately 175 manufacturing, distribution and customer service facilities.

MARKETING AND CUSTOMER SERVICE

The Company employs trained sales representatives whose sole function is to market the Company’s services to potential customers and develop new accounts. The Company also utilizes its route salespeople to maximize sales to existing customers, such as by offering garment rental customers the opportunity to purchase non-garment items. Potential customers are contacted by mail, by telephone and in-person. Sales representatives develop their appointments through the use of an extensive, proprietary database of pre-screened and qualified business prospects. This database is built through responses to the Company’s promotional initiatives, through contacts via its World Wide Web site and trade shows and through the selective use of purchased lists. The Company also endeavors to elevate its brand identity through certain advertising and promotional initiatives.

The Company believes that customer service is the most important element in developing and maintaining its market position and that its emphasis on customer service is reflected throughout its business. The Company serves its customers through approximately 1,300 route salespersons, who generally interact on a weekly basis with their accounts, and more than 800 service support people, who are charged with expeditiously handling customer requirements regarding the outfitting of new customer employees, garment repair and replacement, billing inquiries and other matters. The Company’s policy is to respond to all customer inquiries and problems within 24 hours.

The Company’s customer service function is supported by its fully-networked management information systems, which provide Company personnel with access to information on the status of customers’ orders, inventory availability and shipping information, as well as information regarding customers’ individual employees, including names, sizes, uniform styles and colors. The Company has a national account sales group that targets larger customers with nationwide operations for which the Company can serve as the primary supplier of garment services. The Company currently employs twenty persons in its national account sales organization.

COMPETITION

The uniform rental and sales industry is highly competitive. The principal methods of competition in the industry are quality of service and price. The Company believes that the top four competitors in the uniform rental segment of the industry currently generate over half of the industry’s volume. The remainder of the market, however, is divided among more than 600 smaller businesses, many of which serve one or a limited number of markets or geographic service areas and generate annual revenues of less than $1.0 million, and a small group of which have revenues of up to approximately $200 million. Although the Company is one of the larger companies engaged in the uniform rental and sales business, there are other firms in the industry which are larger and have greater financial resources than the Company. The Company’s leading competitors include Aramark Corporation, Cintas Corporation and G&K Services, Inc. In addition to its traditional rental competitors, the Company may increasingly compete in the future with businesses that focus on selling uniforms and other related items. The principal methods of competition in the industry are quality of service and price. The Company also competes with industry competitors for acquisitions, which has the effect of increasing the price for acquisitions and reducing the number of available acquisition candidates. The Company believes that its ability to compete effectively is enhanced by the superior customer service and support that it provides its customers.

MANUFACTURING AND SOURCING

The Company manufactured approximately 63% of all garments which it placed in service during fiscal 2004. These were primarily work pants manufactured at its plant in Ebano, San Luis Potosi, Mexico and shirts manufactured at its plant in Valles, San Luis Potosi, Mexico. The balance of the garments used in its programs are purchased from a variety of industry suppliers. While the Company currently acquires the raw materials with which it produces its garments from a limited number of suppliers, the Company believes that such materials are readily available from other sources. To date, the Company has experienced no significant difficulty in obtaining any of its raw materials or supplies.

EMPLOYEES

At August 28, 2004, the Company employed approximately 9,000 persons. Approximately 2% of United States employees are represented by unions pursuant to two separate collective bargaining agreements. The Company considers its employee relations to be good.

EXECUTIVE OFFICERS

The executive officers of the Company are as follows:

NAME	AGE	POSITION
Ronald D. Croatti	61	Chairman of the Board, President, and Chief Executive Officer
Cynthia Croatti	49	Executive Vice President and Treasurer
John B. Bartlett	63	Senior Vice President and Chief Financial Officer
Dennis G. Assad	59	Senior Vice President, Sales and Marketing
Bruce P. Boynton	56	Senior Vice President, Operations
David A. DiFillippo	47	Senior Vice President, Operations

The principal occupation and positions for the past five years of the executive officers named above are as follows:

Ronald D. Croatti joined the Company in 1965. Mr. Croatti became Chairman of the Board in fiscal 2002. He has served as Chief Executive Officer since 1991. Mr. Croatti has overall responsibility for the management of the Company.

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

Bruce P. Boynton joined the Company in 1976. Mr. Boynton has served as Senior Vice President, Operations since January 2001, is the chief operating officer for the Company’s Canadian operations and has primary responsibility for overseeing the operations of certain regions in the United States. Prior to January 2001, Mr. Boynton had served as Vice President, Operations since 1986.

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

Ronald D. Croatti and Cynthia Croatti are siblings.

ENVIRONMENTAL MATTERS

The Company and its operations are subject to various federal, state and local laws and regulations governing, among other things, the generation, handling, storage, transportation, treatment and disposal of hazardous wastes and other substances. In particular, industrial laundries use and must dispose of detergent waste water and other residues. The Company is attentive to the environmental concerns surrounding the disposal of these materials and has through the years taken measures to avoid their improper disposal. In the past, the Company has settled, or contributed to the settlement of, actions or claims brought against the Company relating to the disposal of hazardous materials and there can be no assurance that the Company will not have to expend material amounts of money to remediate the consequences of any such disposal in the future. Further, under environmental laws, an owner or lessee of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances located on or in or emanating from such property, as well as related costs of investigation and property damage. Such laws often impose liability without regard to whether the owner or lessee knew of or was responsible for the presence of such hazardous or toxic substances. There can be no assurances that acquired or leased locations have been operated in compliance with environmental laws and regulations or that future uses or conditions will not result in the imposition of liability upon the Company under such laws or expose the Company to third-party actions such as tort suits. The Company continues to address environmental conditions under terms of consent orders negotiated with the applicable environmental authorities or otherwise with respect to sites located in or related to Woburn, Massachusetts, Uvalde, Texas, Williamstown, Vermont, and Springfield, Massachusetts. In addition, the Company is assessing the extent of environmental contamination and potential exposure at sites it recently acquired in connection with its acquisition of Textilease Corporation in September 2003, and it is defending against claims concerning alleged environmental conditions with respect to a site once owned by a former subsidiary in Somerville, Massachusetts.

The Company’s nuclear garment decontamination facilities are licensed by the Nuclear Regulatory Commission, or in certain cases by the applicable state agency, and are subject to regulation by federal, state and local authorities. In recent years, there has been increased scrutiny and, in certain cases, regulation of nuclear facilities or related services that have resulted in the suspension of operations at certain nuclear facilities served by the Company or disruptions of the Company’s ability to service such facilities. There can be no assurance that such increased scrutiny will not lead to the shut-down of such facilities or otherwise cause material disruptions in the Company’s garment decontamination business.

AVAILABLE INFORMATION

We make available free of charge our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. These reports are available on our website at http://www.unifirst.com. In addition, you may request a copy of these filings, excluding exhibits, by contacting our Investor Relations group at (978) 658-8888 or at UniFirst Corporation, 68 Jonspin Road, Wilmington, MA 01887. Information included on our website is not deemed to be incorporated into this Annual Report on Form 10-K.

ITEM 2. PROPERTIES

At August 28, 2004, the Company owned or occupied 175 facilities containing an aggregate of approximately 4.9 million square feet located in the United States, Canada, Mexico, Germany and the Netherlands. These facilities include the Company’s 320,000 square foot Owensboro, Kentucky distribution center and its many customer service locations. The Company owns 95 of these facilities, containing about 4.1 million square feet. The Company believes its industrial laundry facilities are among the most modern in the industry.

The Company owns substantially all of the machinery and equipment used in its operations. In the opinion of the Company, its facilities and its production, cleaning and decontamination equipment have been well maintained and are adequate for the Company’s present needs. The Company also owns a fleet of approximately 2,300 delivery vans, trucks and other vehicles. The Company believes that these vehicles are adequate for the Company’s present needs.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

COMMON STOCK INFORMATION

Our common stock trades on the New York Stock Exchange under the symbol “UNF.” The following table sets forth, for the periods indicated, the high and low sales prices of our common stock on the New York Stock Exchange, and the dividends per share of common stock and class B common stock. These sales prices represent prices between dealers and do not include retail mark-ups, markdowns, or commissions and may not necessarily represent actual transactions.

	Price Per Share		Dividends Per Share
For the Year Ended August 28, 2004	High	Low	Class B Common Stock	Common Stock
First Quarter	$28.27	$19.93	$0.030	$0.0375
Second Quarter	28.00	21.25	0.030	0.0375
Third Quarter	29.99	24.26	0.030	0.0375
Fourth Quarter	29.93	26.00	0.030	0.0375

	Price Per Share		Dividends Per Share
For the Year Ended August 30, 2003	High	Low	Class B Common Stock	Common Stock
First Quarter	$24.69	$18.68	$0.030	$0.0375
Second Quarter	21.40	18.55	0.030	0.0375
Third Quarter	18.83	14.00	0.030	0.0375
Fourth Quarter	26.92	17.99	0.030	0.0375

The approximate number of shareholders of record of the Company’s common stock and Class B common stock as of November 5, 2004 were 116 and 21, respectively.

We have generally declared and paid cash dividends of the Company’s common stock and Class B common stock quarterly. The amounts of future dividends on our common stock or class B common stock will be at the discretion of our Board of Directors after taking into account various factors, including our financial condition, operating results, anticipated cash needs, and plans for expansion. Each share of common stock is entitled to 125% of any cash dividend paid on each share of class B common stock.

Equity Compensation Plan Information

The following table sets forth information concerning the Company’s equity compensation plans as of August 28, 2004.

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted Average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities referenced in column (a))
	(a)	(b)	(c)
Equity compensation plans approved
by security holders	216,825	$18.70	215,150

Equity compensation plans not
approved by security holders	--	N/A	--

Total	216,825	$18.70	215,150

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the Company’s Consolidated Financial Statements and Notes to Consolidated Financial Statements included in Item 8.

The selected consolidated balance sheet data set forth below as of August 28, 2004 and August 30, 2003 and the selected consolidated income statement data for the three years in the period ended August 28, 2004 are derived from the audited consolidated financial statements of UniFirst Corporation included in this annual report on Form 10-K. All other selected consolidated financial data set forth below, except for per share data, is derived from audited financial statements of UniFirst Corporation not included in this Annual Report on Form 10-K. With respect to per share data listed below, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue 03-6, “Participating Securities and the Two-Class Method under FAS 128 (“EITF 03-6”) in March 2004. EITF 03-6 provides guidance in determining when the two-class method, as defined in SFAS No. 128 “Earnings per Share” must be utilized in calculating earnings per share. The Company was required to adopt EITF 03-6 in the quarter ended August 28, 2004 and to apply the provisions of EITF 03-6 retroactively to all periods presented. The Common Stock of the Company has a 25% dividend preference to the Class B Common Stock. The Class B Common Stock, which has ten votes per share as opposed to one vote per share for the Common Stock, is not freely transferable but may be converted at any time on a one-for-one basis into Common Stock at the option of the holder of the Class B Common Stock. EITF 03-6 requires the income per share for each class of common stock to be calculated assuming 100% of the Company’s earnings are distributed as dividends to each class of common stock based on their respective dividend rights. Therefore, per share data for fiscal years 2003 and prior have been restated to conform to this new pronouncement.

Five Year Financial Summary
UniFirst Corporation and Subsidiaries

Fiscal Year Ended August (In thousands, except per share data)	2004	2003	2002	2001	2000
Selected Balance Sheet Data
Total assets	$700,822	$514,587	$494,835	$491,813	$500,150
Long-term obligations	178,841	69,812	85,096	94,795	126,638
Shareholders' equity	367,749	335,380	309,740	285,545	271,172

Selected Income Statement Data
Revenues	$719,356	$596,936	$578,898	$556,371	$528,726
Depreciation and amortization	44,889	39,659	38,031	37,568	34,710
Income from operations	64,004	48,838	51,979	47,565	39,244
Other expense, net	9,406	1,266	8,660	10,108	7,200
Provision for income taxes	21,020	18,310	16,460	14,233	12,176
Net income	33,578	27,020	26,859	23,224	19,868

Net income per Common share - basic	$1.95	$1.58	$1.56	$1.34	$1.13
Net income per Class B Common share -basic	$1.56	$1.27	$1.25	$1.07	$0.90
Net income per Common share - diluted	$1.74	$1.40	$1.39	$1.20	$1.01
Net income per Class B Common share - diluted	$1.56	$1.26	$1.25	$1.07	$0.90

Dividends per share
Common stock	$0.15	$0.15	$0.15	$0.15	$0.15
Class B common stock	$0.12	$0.12	$0.12	$0.12	$0.12

Fiscal 2003 net income includes a charge of $2,242 (net of $1,404 tax) for a cumulative effect of accounting change.

Fiscal 2003 includes a reduction of basic net income per Common share of $0.13 for a cumulative effect of accounting change.

Fiscal 2003 includes a reduction of basic net income per Class B Common share of $0.10 for a cumulative effect of accounting change.

Fiscal 2003 includes a reduction of diluted net income per Common share of $0.12 for a cumulative effect of accounting change.

Fiscal 2003 includes a reduction of diluted net income per Class B Common share of $0.10 for a cumulative effect of accounting change.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

UniFirst is one of the largest providers of workplace uniforms and protective clothing in the United States. The Company designs, manufactures, personalizes, rents, cleans, delivers, and sells a wide range of uniforms and protective clothing, including shirts, pants, jackets, coveralls, jumpsuits, lab coats, smocks and aprons, and also rents industrial wiping products, floormats and other non-garment items, to a variety of manufacturers, retailers and service companies. The Company serves businesses of all sizes in numerous industry categories. Typical customers include automobile service centers and dealers, delivery services, food and general merchandise retailers, food processors and service operations, light manufacturers, maintenance facilities, restaurants, service companies, soft and durable goods wholesalers, transportation companies, and others who require employee clothing for image, identification, protection or utility purposes. At certain specialized facilities, the Company also decontaminates and cleans work clothes that may have been exposed to radioactive materials and services special cleanroom protective wear. Typical customers for these specialized services include government agencies, research and development laboratories, high technology companies and utilities operating nuclear reactors.

Approximately 85% of the Company’s revenues in 2004 were derived from the rental of garment and non-garment items. A key driver of this business is the number of workers employed by the customers of the Company. Our revenues are directly impacted by declines or increases in those employment levels. Our garment decontamination business, which accounted for 8% of our 2004 revenues, increases during outages and refuelings by nuclear power plants, since garment usage is increased at these times.

Critical Accounting Policies and Estimates

The Company believes the following critical accounting policies reflect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates. There have been no changes in judgments or estimates that had a material effect on our consolidated financial statements for the periods presented.

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

Rental merchandise in service is being amortized on a straight-line basis over the estimated service lives of the merchandise, which range from 6 to 36 months. In establishing estimated lives for merchandise in service, management considers historical experience and the intended use of the merchandise. Material differences may result in the amount and timing of operating profit for any period if management makes different judgments or utilizes different estimates.

Goodwill, Intangibles and Other Long-Lived Assets

The Company adopted SFAS No. 142 effective August 26, 2001. Under SFAS No. 142, goodwill is no longer amortized. SFAS 142 also requires that companies test goodwill for impairment on an annual basis and when events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit to which goodwill is assigned below its carrying amount. Our evaluation considers changes in the operating environment, competitive information, market trends, operating performance and cash flow modeling. Management completes its annual impairment test in the fourth quarter of each fiscal year and there have been no impairments of goodwill or definite-lived intangible assets in fiscal 2004, 2003 or 2002. Future events could cause management to conclude that impairment indicators exist and that goodwill and other intangibles associated with acquired businesses are impaired. Any resulting impairment loss could have a material impact on our financial condition and results of operations.

Property, plant and equipment and definite-lived intangible assets are depreciated or amortized over their useful lives. Useful lives are based on management estimates of the period that the assets will generate revenue. Long-lived assets are evaluated for impairment whenever events and circumstances indicate an asset may be impaired.

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

Environmental and Other Contingencies

The Company is subject to legal proceedings and claims arising from the conduct of their business operations, including environmental matters, personal injury, customer contract matters, and/or employment claims. Accounting principles generally accepted in the United States require that a liability for contingencies be recorded when it is probable that a liability has occurred and the amount of the liability can be reasonably estimated. Significant judgment is required to determine the existence of a liability, as well as the amount to be recorded. The Company regularly consults with attorneys and outside consultants to ensure that all of the relevant facts and circumstances are considered, before a contingent liability is recorded. The Company records accruals for environmental and other contingencies based on enacted laws, regulatory orders or decrees, the Company’s estimates of costs, insurance proceeds, participation by other parties and the timing of payments, and the input of outside consultants and attorneys. The estimated liability for environmental contingencies has been discounted using a credit-adjusted risk-free rate of interest of 4.0% over periods ranging from ten to thirty years. The estimated current costs, net of legal settlements with insurance carriers, have been adjusted for the estimated impact of inflation at 3% per year. Changes in enacted laws, regulatory orders or decrees, management’s estimates of costs, insurance proceeds, participation by other parties and the timing of payments, and the input of outside consultants and attorneys could have a material impact on the amounts recorded for environmental and other contingent liabilities.

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

The estimated liability has been based on historical experience in decommissioning nuclear laundry facilities, estimated useful lives of the underlying assets, external vendor estimates as to the cost to decommission these assets in the future and federal and state regulatory requirements. The estimated current costs have been adjusted for the estimated impact of inflation at 3% per year. The liability has been discounted using credit-adjusted risk-free rates that range from approximately 3.00% — 7.25% over one to thirty years. Revisions to the liability could occur due to changes in the Company’s estimated useful lives of the underlying assets, estimated dates of decommissioning, changes in decommissioning costs, changes in federal or state regulatory guidance on the decommissioning of such facilities, or other changes in estimates. Changes due to revised estimates will be recognized by increasing or decreasing the carrying amount of the liability and the carrying amount of the related long-lived asset if the assets are still in service or charged to expense in the period if the assets are no longer in service.

Results of Operations

The amounts of revenues and certain expense items for the three fiscal years ended August 28, 2004, August 30, 2003 and August 31, 2002, and the percentage changes in revenues and certain expense items between years are presented in the following table (in thousands):

	FY 2004	FY 2003	FY 2002	% Change FY2004 vs. FY2003	% Change FY2003 vs. FY2002
Revenues	$719,356	$596,936	$578,898	20.5%	3.1%

Costs and expenses:
Operating costs	462,612	381,098	359,960	21.4%	5.9%
Selling and administrative expenses	147,851	127,341	128,928	16.1%	-1.2%
Depreciation and amortization	44,889	39,659	38,031	13.2%	4.3%

	655,352	548,098	526,919	19.6%	4.0%

Income from operations	64,004	48,838	51,979	31.1%	-6.0%

Other expense	9,406	1,266	8,660	643.0%	-85.4%

Income before income taxes	54,598	47,572	43,319	14.8%	9.8%
Provision for income taxes	21,020	18,310	16,460	14.8%	11.2%

Income before cumulative effect of accounting change	33,578	29,262	26,859	14.7%	8.9%

Cumulative effect of accounting change	--	2,242	--	-100.0%	N/A

Net income	$33,578	$27,020	$26,859	24.3%	0.6%

Fiscal Year Ended August 28, 2004 Compared with Fiscal Year Ended August 30, 2003

Revenues. In 2004, revenues increased 20.5% to $719.4 million as compared with $596.9 million for 2003. The 20.5% increase can be attributed to acquisitions (14.7%), primarily Textilease Corporation (“Textilease”), as well as growth from existing operations and price increases (5.8%). The increase in revenue due to price increases was modest due to a particularly competitive pricing environment.

Operating costs. Operating costs increased to $462.6 million for 2004 as compared with $381.1 million for 2003. As a percentage of revenues, operating costs increased to 64.3% from 63.9% for these periods, primarily due to significantly higher energy costs associated with operating industrial laundries as well as our fleet of delivery vehicles. Also, the Textilease laundries, acquired in the first quarter of 2004, generally have higher production costs than the existing UniFirst facilities. The increase in operating costs is also attributable to the Company’s closure of a redundant facility during the fiscal year ended August 28, 2004. In connection with its plans to integrate the operations of Textilease, the Company closed its Richmond plant (UniFirst Richmond) and transferred the operations or the processing of garments to the Richmond plant acquired from Textilease. All costs incurred with the closure of the UniFirst Richmond plant, except the costs associated with the write-down to estimated fair value of certain machinery and equipment which is included in depreciation and amortization, have been recorded as operating costs during the fiscal year ended August 28, 2004. In addition, the Company recorded in the third and fourth quarters of fiscal 2004 a total of $742 of decommissioning costs related to the decommissioning of one of its nuclear laundry facilities. The increase in operating costs as a percentage of revenues was offset somewhat by lower merchandise costs from improved garment utilization and cost savings realized from the Company’s manufacturing operations in Mexico.

Selling and administrative expenses. The Company’s selling and administrative expenses increased to $147.9 million, or 20.6% of revenues, for 2004 as compared with $127.3 million, or 21.3% of revenues, for 2003. The decline in selling and administrative expenses as a percentage of revenue is primarily due to a decrease in new sales generated during the fiscal year ended August 28, 2004 as compared to the fiscal year ended August 30, 2003. The Company has also begun to realize synergies from eliminating redundancies within the sales group from the acquisition of Textilease. The decrease in selling and administrative expenses as a percentage of revenue is partially offset by the continuing rise of health care costs.

Depreciation and amortization. The Company’s depreciation and amortization expense increased to $44.9 million, or 6.2% of revenues, for 2004, as compared with $39.7 million, or 6.6% of revenues, for 2003. The increase in depreciation and amortization expense was primarily related to the depreciation and amortization on the tangible and intangible assets acquired from Textilease. The Company also recorded approximately $0.6 million in depreciation expense during the quarter ended May 29, 2004 related to the write-down, to estimated fair value, of certain machinery and equipment at UniFirst Richmond.

Other expense (income). Other expense (income) (interest expense, interest rate swap expense (income) and interest income) was $9.4 million, or 1.3% of revenues, for 2004, as compared with $1.3 million, or 0.2% of revenues, for 2003. The increase in Other expense (income) was a result of the increased interest expense, which includes amortization of deferred financing costs of approximately $2.0 million associated with debt financing obtained in connection with the acquisition of Textilease. This is somewhat offset by an increase in the fair value of the $40 million SWAP, which generated $2.0 million of income for the fiscal year ended August 28, 2004, compared to $1.3 million of income for the fiscal year ended August 30, 2003.

Provision for income taxes. The Company’s effective income tax rate was 38.5% for each of the fiscal years ended August 28, 2004 and August 30, 2003.

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

Operating costs. Operating costs increased to $381.1 million for 2003 as compared with $360.0 million for 2002. As a percentage of revenues, operating costs increased to 63.9% from 62.2% for these periods, primarily due to increased non-garment merchandise costs, primarily mats and facility service products, as well as higher energy costs, offset by a reduction in merchandise costs resulting from improved garment utilization and the Company’s continuing transition of its manufacturing operations to Mexico.

Selling and administrative expenses. The Company’s selling and administrative expenses decreased to $127.3 million, or 21.3% of revenues, for 2003 as compared with $128.9 million, or 22.3% of revenues, for 2002. On a comparative 52-week basis, selling and administrative expenses increased approximately $1.0 million from 2002 to 2003, primarily due to increased sales and marketing costs driven by sales force expansion, partially offset by reduced legal costs.

Depreciation and amortization. The Company’s depreciation and amortization expense increased to $39.7 million, or 6.6% of revenues, for 2003, as compared with $38.0 million, or 6.6% of revenues, for 2002. The increase was due to an increase in depreciation related to additional capital expenditures, offset by a decrease in amortization due to certain intangible assets becoming fully amortized during fiscal 2003.

Other expense (income). Net other expense (interest expense, interest rate swap expense (income) and interest income) was $1.3 million, or 0.2% of revenues, for 2003 as compared with $8.7 million, or 1.5% of revenues, for 2002. During the second quarter of fiscal 2002 the Company recorded a $2.3 million interest charge which was an estimate of the interest due from settling a revenue agent review with the IRS. Excluding this charge, net other expense would have been $6.4 million, or 1.1% of revenues, for 2002. The decrease in net other expense was also a result of lower interest rates and continued debt reduction, as well as changes in the fair value of the $40,000 SWAP, which was $1.3 million of income for 2003 as compared with $1.3 million of expense for 2002.

Provision for income taxes. The Company’s effective income tax rate was 38.5% for 2003 as compared to 38.0% for 2002. The primary reason for the increase is higher state income taxes.

Liquidity and Capital Resources

Shareholders’ equity at August 28, 2004 was $367.7 million, or 67.3% of the Company’s total capitalization.

General. For the fiscal year ended August 28, 2004, the Company had a net decrease in cash and cash equivalents of $1.6 million. The Company completed the fiscal year ended August 28, 2004 with cash and cash equivalents of $4.4 million and working capital of $56.9 million. The Company believes that current cash and cash equivalent balances, cash generated from operations and amounts available under the Company’s Amended Credit Agreement (as defined below) will be sufficient to meet the Company’s anticipated working capital and capital expenditure requirements for at least the next 12 months.

Sources and uses of cash. During the fiscal year ended August 28, 2004, the Company generated cash primarily from two sources: operating activities and proceeds from long-term obligations. The Company’s operating activities provided net cash of $106.1 million, resulting primarily from net income of $33.6 million, amounts charged for depreciation and amortization of $46.9 million, increases in accounts payable and accruals of $16.4 million, a net decrease in rental merchandise in service of $9.8 million, offset by an increase in accounts receivable of $2.0 million. Also, the Company borrowed, net of repayments, approximately $106.5 million in 2004. The Company used its cash to, among other things, fund the acquisitions of businesses with an aggregate net purchase price of approximately $180.0 million, fund $30.9 million in capital expenditures to expand and update the Company’s facilities, pay deferred financing costs of $4.5 million, and pay approximately $2.6 million in cash dividends to Common and Class B Common shareholders.

Additional cash resources. In connection with the purchase of Textilease, the Company entered into a $285 million unsecured revolving credit agreement (the “Credit Agreement”), with a syndicate of banks. The Credit Agreement replaced the Company’s previous $125 million unsecured revolving credit agreement and, prior to its amendment, was due on the third anniversary of the Closing Date (September 2, 2006).

On June 14, 2004, the Company issued $165 million of fixed and floating rate notes pursuant to a Note Purchase Agreement (“Note Agreement”). Under the Note Agreement, the Company issued $75 million of notes with a seven year term bearing interest at 5.27% (“Fixed Rate Notes”). The Company also issued $90 million of floating rate notes due in ten years (“Floating Rate Notes”). Of the Floating Rate Notes, $75 million bear interest at LIBOR plus 70 basis points and may be repaid at face value two years from the date they were issued. The remaining $15 million of Floating Rate Notes bear interest at LIBOR plus 75 basis points and can be repaid at face value after one year. The Company also amended its Credit Agreement (“Amended Credit Agreement”) to, among other things, reduce the amount available for borrowing thereunder to $125 million and to reduce interest rates payable on such borrowings. As amended, loans under the Amended Credit Agreement bear interest at floating rates which vary based on the Company’s funded debt ratio. The proceeds from the Fixed Rate Notes and the Floating Rate Notes were used to repay borrowings under the Credit Agreement. At August 28, 2004, the interest rate applicable to the Company’s borrowings under the Amended Credit Agreement was LIBOR plus 100 basis points, which approximated 2.84%.

The Amended Credit Agreement runs through September 2, 2007. As of August 28, 2004, the maximum line of credit was $125 million of which approximately $94.5 million was available for borrowing thereunder. As of such date, the Company had outstanding borrowings of $10.6 million and letters of credit of $19.9 million. Under the Amended Credit Agreement, the Company may borrow funds at variable interest rates based on the Eurodollar rate or the bank’s prime rate, as selected by the Company.Availability of credit requires compliance with financial and other covenants, including minimum tangible net worth, maximum funded debt ratio, and minimum debt coverage, as defined in the Amended Credit Agreement. Compliance with these financial covenants is tested on a fiscal quarterly basis. Under the most restrictive of these provisions, the Company was required to maintain minimum consolidated tangible net worth of $124,789 as of August 28, 2004. As of August 28, 2004, the Company was in compliance with all covenants under the Note Agreement and the Amended Credit Agreement.

Other

On September 2, 2003 (“Closing Date”), the Company completed its acquisition of 100% of Textilease Corporation (“Textilease”). The purchase price of approximately $175,628 in cash was financed as part of a new $285,000 unsecured revolving credit agreement (“Credit Agreement”), with a syndicate of banks.

At the time of acquisition, management initiated a plan to integrate certain Textilease facilities into existing operations. Included in the purchase price allocation is an accrual for exit costs and employee termination benefits in accordance with EITF 95-3 of approximately $6,504, which included approximately $3,103 in severance-related costs for corporate and field employees and $3,401 in facility closing and lease cancellation costs. As of August 28, 2004, the Company paid and charged approximately $1,815 against this accrual for severance-related costs and $707 for facility closing and lease cancellation costs. As of August 28, 2004, the Company reversed approximately $1,965 of the initial accrual based upon its final analysis of the fair value of the liabilities assumed in connection with the acquisition, with a decrease in goodwill. The Company expects to incur substantially all of the remaining costs within twenty-four months of the Closing Date. The changes in accrual for the fiscal year ended August 28, 2004 are as follows:

	Severance Related Costs	Facility Closing and Lease Cancellation Costs	Total
Balance at August 30, 2003	$--	$--	$--
Initial set-up of liability	3,103	3,401	6,504
Charges	(1,815)	(707)	(2,522)
Revisions	--	(1,965)	(1,965)

Balance at August 28, 2004	$1,288	$729	$2,017

As part of the Company’s business, the Company regularly evaluates opportunities to acquire other garment service companies. In recent years, the Company has typically paid for acquisitions with cash and may continue to do so in the future. To pay for an acquisition, the Company may use cash on hand, cash generated from operations or borrowings under the Company’s Amended Credit Agreement, or the Company may pursue other forms of debt financing. The Company’s ability to secure short-term and long-term debt financing in the future will depend on several factors, including the Company’s future profitability, the levels of debt and equity and the overall credit and equity market environments.

Contractual Obligations and Other Commercial Commitments

The following information is presented as of August 28, 2004.

Payments Due by Fiscal Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Private placement	$165,000	$--	$--	$--	$165,000

Bank debt	11,597	389	288	288	10,632
Other debt	2,244	597	1,013	252	382
Operating Leases	11,181	4,513	4,797	1,785	86

Total Contractual Cash Obligations	$190,022	$5,499	$6,098	$2,325	$176,100

At August 28, 2004, the Company had $125 million of available capacity under our Amended Credit Agreement. As of such date, approximately $94.5 million was available for borrowing thereunder. Also, as of such date, the Company had outstanding borrowings of $10.6 million included in bank debt in the above schedule and letters of credit of $19.9 million.

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

Effects of Inflation

In general, management believes that our results of operations are not dependent on moderate changes in the inflation rate. Historically, we have been able to manage the impacts of more significant changes in inflation rates through our customer relationships, customer agreements that generally provide for price increases consistent with the rate of inflation, and continued focus on improvements of operational productivity.

Significant increases in energy costs, specifically natural gas and gasoline, can materially affect our results of operations and financial condition. Currently, energy costs represent approximately 3% of our total revenue.

SAFE HARBOR FOR FORWARD LOOKING STATEMENTS

Forward looking statements contained in this annual report are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995 and are highly dependent upon a variety of important factors that could cause actual results to differ materially from those reflected in such forward looking statements. Such factors include uncertainties regarding the Company’s ability to consummate and successfully integrate acquired businesses, uncertainties regarding any existing or newly-discovered expenses and liabilities related to environmental compliance and remediation, the Company’s ability to compete successfully without any significant degradation in its margin rates, seasonal fluctuations in business levels, uncertainties regarding the price levels of natural gas, electricity, fuel, and labor, the impact of negative economic conditions on the Company’s customers and such customer’s workforce, the continuing increase in domestic healthcare costs, demand and prices for the Company’s products and services, additional professional and internal costs necessary for compliance with recent and proposed future changes in Securities and Exchange Commission (including the Sarbanes-Oxley Act of 2002), New York Stock Exchange, and accounting rules, strikes and unemployment levels, the Company’s efforts to evaluate and potentially reduce internal costs, economic and other developments associated with the war on terrorism and its impact on the economy and general economic conditions. When used in this annual report, the words “intend”, “anticipate”, “believe”, “estimate”, and “expect” and similar expressions as they relate to the Company are included to identify such forward looking statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

Management has determined that all of the Company’s foreign subsidiaries operate primarily in local currencies that represent the functional currencies of the subsidiaries. All assets and liabilities of foreign subsidiaries are translated into U.S. dollars using the exchange rate prevailing at the balance sheet date, while income and expense accounts are translated at average exchange rates during the year. As such, the Company’s operating results are affected by fluctuations in the value of the U.S. dollar as compared to currencies in foreign countries, as a result of the Company’s transactions in these foreign markets. The Company does not operate a hedging program to mitigate the effect of a significant rapid change in the value of the Canadian Dollar, Euro, British Pound, or Mexican Peso as compared to the U.S. dollar. If such a change did occur, the Company would have to take into account a currency exchange gain or loss in the amount of the change in the U.S. dollar denominated balance of the amounts outstanding at the time of such change. While the Company does not believe such a gain or loss is likely, and would not likely be material, there can be no assurance that such a loss would not have an adverse material effect on the Company’s results of operations or financial condition.

Interest Rate Risk

The Company is exposed to market risk from changes in interest rates which may adversely affect its financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, the Company manages exposures through its regular operating and financing activities. The Company is exposed to interest rate risk primarily through its borrowings under its $125 million Amended Credit Agreement with a syndicate of banks and its $90 million of Floating Rate Notes with a group of insurance companies. Under both agreements, the Company borrows funds at variable interest rates based on the Eurodollar rate or LIBOR rates. As of August 28, 2004, the Company’s outstanding debt approximates its carrying value.

The Company entered into a $40 million interest rate swap agreement to manage its exposure to movements in interest rates on its variable rate debt. This swap agreement, which expired in October 2004, effectively changed the variable rate to a fixed rate. Changes in the fair value of the swap agreement have been charged to the Company’s consolidated statement of income in the period of change in fair value.

The Company is evaluating alternatives to manage its exposure to movements in interest rates on its variable rate debt borrowing agreements and the Floating Rate Notes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Statements of Income
UniFirst Corporation and Subsidiaries

Year Ended (In thousands, except per share data)	August 28, 2004	August 30, 2003	August 31, 2002
Revenues	$719,356	$596,936	$578,898

Cost and expenses:
Operating costs	462,612	381,098	359,960
Selling and administrative expenses	147,851	127,341	128,928
Depreciation and amortization	44,889	39,659	38,031

	655,352	548,098	526,919

Income from operations	64,004	48,838	51,979

Other expense (income):
Interest expense	12,522	4,010	8,843
Interest income	(1,135)	(1,452)	(1,439)
Interest rate swap expense (income)	(1,981)	(1,292)	1,256

	9,406	1,266	8,660

Income before income taxes	54,598	47,572	43,319
Provision for income taxes	21,020	18,310	16,460

Income before cumulative effect of accounting change	33,578	29,262	26,859
Cumulative effect of accounting change (net of income tax
benefit of $1,404 in fiscal 2003)	--	2,242	--

Net income	$33,578	$27,020	$26,859

Income per Common share - basic
Before cumulative effect of an accounting change, net	$1.95	$1.71	$1.56
Cumulative effect of an accounting change, net	--	(0.13)	--

Net income per Common share - basic	$1.95	$1.58	$1.56

Income per Class B Common share - basic
Before cumulative effect of an accounting change, net	$1.56	$1.37	$1.25
Cumulative effect of an accounting change, net	--	(0.10)	--

Net income per Class B Common share - basic	$1.56	$1.27	$1.25

Income per Common share - diluted
Before cumulative effect of an accounting change, net	$1.74	$1.52	$1.39
Cumulative effect of an accounting change, net	--	(0.12)	--

Net income per Common share - diluted	$1.74	$1.40	$1.39

Income per Class B Common share - diluted
Before cumulative effect of an accounting change, net	$1.56	$1.36	$1.25
Cumulative effect of an accounting change, net	--	(0.10)	--

Net income per Class B Common share - diluted	$1.56	$1.26	$1.25

Weighted average number of shares outstanding - basic
Common stock	9,103	8,992	9,000
Class B common stock	10,091	10,190	10,222

	19,194	19,182	19,222

Weighted average number of shares outstanding - diluted
Common stock	9,167	9,032	9,056
Class B common stock	10,091	10,190	10,222

	19,258	19,222	19,278

Dividends per share
Common stock	$0.15	$0.15	$0.15

Class B common stock	$0.12	$0.12	$0.12

The accompanying notes are an integral part of these
consolidated financial statements.

Consolidated Balance Sheets
UniFirst Corporation and Subsidiaries

	Year Ended
(In thousands, except per share data)	August 28, 2004	August 30, 2003
Assets
Current assets:
Cash and cash equivalents	$4,436	$6,053
Receivables, less reserves of $2,616 for 2004 and $2,611 for 2003	69,471	57,941
Inventories	31,060	25,355
Rental merchandise in service	60,544	60,490
Prepaid taxes and deferred tax assets	2,753	5,591
Prepaid expenses	1,857	407

Total current assets	170,121	155,837

Property and equipment:
Land, buildings and leasehold improvements	240,018	221,487
Machinery and equipment	258,736	238,820
Motor vehicles	70,048	66,081

	568,802	526,388
Less - accumulated depreciation	280,012	251,806

	288,790	274,582

Goodwill	180,685	62,608
Customer contracts, net	51,572	16,713
Intangible assets, net	6,301	3,811
Other assets	3,353	1,036

	$700,822	$514,587

Liabilities and Shareholders' Equity
Current liabilities:
Current maturities of long-term obligations	$986	$2,493
Notes payable	--	104
Accounts payable	33,754	30,678
Accrued liabilities	72,824	53,670
Accrued income taxes	5,611	--

Total current liabilities	113,175	86,945

Long-term obligations, net of current maturities	177,855	67,319
Deferred income taxes	42,043	24,943

Commitments and Contingencies (Note 9)
Shareholders' equity:
Preferred stock, $1.00 par value; 2,000,000 shares authorized; none issued	--	--
Common stock, $.10 par value; 30,000,000 shares authorized; issued
9,276,479 shares in 2004 and 10,599,359 shares in 2003	928	1,060
Class B common stock, $.10 par value; 20,000,000 shares authorized;
Issued and outstanding 9,929,144 shares in 2004 and 10,175,144 shares in 2003	993	1,018
Treasury stock, 1,595,055 shares in 2003	--	(26,005)
Capital surplus	13,138	12,693
Retained earnings	353,196	348,043
Accumulated other comprehensive loss	(506)	(1,429)

Total shareholders' equity	367,749	335,380

	$700,822	$514,587

The accompanying notes are an integral part of these
consolidated financial statements.

Consolidated Statements of Shareholders’ Equity
UniFirst Corporation and Subsidiaries

(In thousands)	Common Shares	Class B Common Shares	Treasury Shares	Common Stock	Class B Common Stock	Treasury Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)
Balance, August 25, 2001	10,517	10,239	(1,535)	$1,052	$1,024	$(24,755)	$12,438	$299,313	$(3,527)
Net income	--	--	--	--	--	--	--	26,859	--	$26,859
Dividends	--	--	--	--	--	--	--	(2,577)	--	--
Shares converted	34	(34)	--	3	(3)	--	--	--	--	--
Shares repurchased	--	--	--	--	--	(1)	--	--	--	--
Stock options exercised	4	--	--	--	--	--	65	--	--	--
Foreign Currency
translation adjustments	--	--	--	--	--	--	--	--	(471)	(471)
Change in fair value
of derivative instruments,
net of tax	--	--	--	--	--	--	--	--	320	320

Comprehensive income										$26,708

Balance, August 31, 2002	10,555	10,205	(1,535)	$1,055	$1,021	$(24,756)	$12,503	$323,595	$(3,678)
Net income	--	--	--	--	--	--	--	27,020	--	$27,020
Dividends	--	--	--	--	--	--	--	(2,572)	--	--
Shares converted	30	(30)	--	3	(3)	--	--	--	--	--
Shares repurchased	--	--	(60)	--	--	(1,249)	--	--	--	--
Stock options exercised	14	--	--	2	--	--	190	--	--	--
Foreign Currency
translation adjustments	--	--	--	--	--	--	--	--	1,904	1,904
Change in fair value
of derivative instruments,
net of tax	--	--	--	--	--	--	--	--	345	345

Comprehensive income										$29,269

Balance, August 30, 2003	10,599	10,175	(1,595)	$1,060	$1,018	$(26,005)	$12,693	$348,043	$(1,429)
Net income	--	--	--	--	--	--	--	33,578	--	$33,578
Dividends	--	--	--	--	--	--	--	(2,579)	--	--
Shares converted	246	(246)	--	25	(25)	--	--	--	--	--
Shares repurchased	--	--	--	--	--	--	--	--	--	--
Stock options exercised	26	--	--	2	--	--	370	--	--	--
Elimination of treasury shares	(1,595)	--	1,595	(159)	--	26,005	--	(25,846)	--	--
Other	--	--	--	--	--	--	--	--	(78)	(78)
Tax benefit from exercise of
nonqualified stock option	--	--	--	--	--	--	75	--	--	--
Foreign Currency
translation adjustments	--	--	--	--	--	--	--	--	1,001	1,001

Comprehensive income										$34,501

Balance, August 28, 2004	9,276	9,929	--	$928	$993	$--	$13,138	$353,196	$(506)

The accompanying notes are an integral part of these
consolidated financial statements.

Consolidated Statements of Cash Flows
UniFirst Corporation and Subsidiaries

Year Ended (In thousands)	August 28, 2004	August 30, 2003	August 31, 2002
Cash flows from operating activities:
Net income	$33,578	$27,020	$26,859
Adjustments:
Cumulative effect of accounting change, net	--	2,242	--
Depreciation	38,539	35,262	32,755
Amortization of intangible assets	6,350	4,397	5,276
Amortization of deferred financing costs	2,052	--	--
Accretion on asset retirement obligations	431	292	--
Interest rate swap (income) expense	(1,981)	(1,292)	1,256
Changes in assets and liabilities, net of acquisitions:
Receivables	(1,984)	(3,229)	1,158
Inventories	3,518	(548)	(2,394)
Rental merchandise in service	9,750	(4,225)	1,618
Prepaid expenses	(615)	(92)	(40)
Accounts payable	(1,654)	13,667	(2,670)
Accrued liabilities	5,349	(4,982)	(3,156)
Accrued income taxes	12,725	(7,704)	(11,351)
Deferred income taxes	--	--	3,388

Net cash provided by operating activities	106,058	60,808	52,699

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(179,972)	(2,785)	(12,342)
Proceeds from sale of linen business	4,614	--	--
Capital expenditures	(30,873)	(37,919)	(33,304)
Other	(1,217)	1,912	3,940

Net cash used in investing activities	(207,448)	(38,792)	(41,706)

Cash flows from financing activities:
Proceeds from long term obligations	351,716	--	152
Payments on long term obligations	(245,196)	(16,667)	(9,998)
Payment of deferred financing costs	(4,540)	--	--
Repurchase of common stock	--	(1,249)	(1)
Proceeds from exercise of common stock options	372	192	65
Payment of cash dividends	(2,579)	(2,572)	(2,577)

Net cash provided by (used in) financing activities	99,773	(20,296)	(12,359)

Net increase (decrease) in cash and cash equivalents	(1,617)	1,720	(1,366)
Cash and cash equivalents at beginning of year	6,053	4,333	5,699

Cash and cash equivalents at end of year	$4,436	$6,053	$4,333

Supplemental disclosure of cash flow information:
Interest paid	$13,841	$4,554	$8,776

Income taxes paid, net of refunds received	$8,571	$24,179	$24,418

The accompanying notes are an integral part of these
consolidated financial statements.

Notes to Consolidated Financial Statements
UniFirst Corporation and Subsidiaries

(Amounts in thousands, except per share and common stock options data)

1. Summary Of Critical and Significant Accounting Policies

Business Description

UniFirst Corporation (the “Company”) is one of the largest providers of workplace uniforms and protective clothing in the United States. The Company designs, manufactures, personalizes, rents, cleans, delivers, and sells a wide range of uniforms and protective clothing, including shirts, pants, jackets, coveralls, jumpsuits, lab coats, smocks and aprons, and also rents industrial wiping products, floormats, facility service products, other non-garment items, and provides first aid cabinet services and other safety supplies, to a variety of manufacturers, retailers and service companies. The Company serves businesses of all sizes in numerous industry categories. Typical customers include automobile service centers and dealers, delivery services, food and general merchandise retailers, food processors and service operations, light manufacturers, maintenance facilities, restaurants, service companies, soft and durable goods wholesalers, transportation companies, and others who require employee clothing for image, identification, protection or utility purposes. At certain specialized facilities, the Company also decontaminates and cleans work clothes that may have been exposed to radioactive materials and services special cleanroom protective wear. Typical customers for these specialized services include government agencies, research and development laboratories, high technology companies and utilities operating nuclear reactors.

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

Fiscal Year

The Company’s fiscal year ends on the last Saturday in August. For financial reporting purposes, fiscal 2004 and fiscal 2003 had 52 weeks, while fiscal 2002 had 53 weeks.

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

Inventories and Rental Merchandise in Service

Inventories are stated at the lower of cost or market value, net of any reserve for excess and obsolete inventory. Judgments and estimates are used in determining the likelihood that new goods on hand can be sold to customers or used in rental operations. Historical inventory usage and current revenue trends are considered in estimating both excess and obsolete inventories. If actual product demand and market conditions are less favorable than those projected by management, additional inventory write-downs may be required. The Company uses the last-in, first-out (LIFO) method to value a significant portion of its inventories. Had the Company used the first-in, first-out (FIFO) accounting method, inventories would have been approximately $1.5 million higher at August 28, 2004 and August 30, 2003. Substantially all inventories represent finished goods.

Rental merchandise in service is being amortized on a straight-line basis over the estimated service lives of the merchandise, which range from 6 to 36 months. In establishing estimated lives for merchandise in service, management considers historical experience and the intended use of the merchandise. Material differences may result in the amount and timing of operating profit for any period if management makes different judgments or utilizes different estimates.

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

Goodwill and Other Intangible Assets

The Company adopted SFAS No. 142 effective August 26, 2001. Under SFAS No. 142, goodwill is no longer amortized. SFAS 142 also requires that companies test goodwill for impairment on an annual basis and when events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit to which goodwill is assigned below its carrying amount. Our evaluation considers changes in the operating environment, competitive information, market trends, operating performance and cash flow modeling. Management completes its annual impairment test in the fourth quarter of each fiscal year and there have been no impairments of goodwill or definite-lived intangible assets in fiscal 2004, 2003 or 2002. Future events could cause management to conclude that impairment indicators exist and that goodwill and other intangibles associated with acquired businesses are impaired. Any resulting impairment loss could have a material impact on our financial condition and results of operations.

Property, plant and equipment and definite-lived intangible assets are depreciated or amortized over their useful lives. Useful lives are based on management estimates of the period that the assets will generate revenue. Long-lived assets are evaluated for impairment whenever events and circumstances indicate an asset may be impaired.

Customer contracts are amortized over their estimated useful lives which have a weighted average useful life of approximately 14.8 years. Restrictive covenants are amortized over the terms of the respective non-competition agreements, which have a weighted average useful life of approximately 7.2 years. Other intangible assets, net, includes primarily deferred financing costs, which have a weighted average useful life of approximately 5.8 years. In accordance with the provisions of Statement of Financial Accounting Standards “SFAS” No. 142, the Company does not amortize goodwill.

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

Net Income Per Share

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue 03-6, “Participating Securities and the Two-Class Method under FAS 128 (“EITF 03-6”). EITF 03-6 provides guidance in determining when the two-class method, as defined in SFAS No. 128 “Earnings per Share” must be utilized in calculating earnings per share. The Company was required to adopt EITF 03-6 in the quarter ended August 28, 2004 and to apply the provisions of EITF 03-6 retroactively to all periods presented. The Common Stock of the Company has a 25% dividend preference to the Class B Common Stock. The Class B Common Stock, which has ten votes per share as opposed to one vote per share for the Common Stock, is not freely transferable but may be converted at any time on a one-for-one basis into Common Stock at the option of the holder of the Class B Common Stock. EITF 03-6 requires the income per share for each class of common stock to be calculated assuming 100% of the Company’s earnings are distributed as dividends to each class of common stock based on their respective dividend rights. The Company does not anticipate distributing 100% of its earnings as dividends. The effective result of EITF 03-6 is that the earnings per share for the Common Stock will be 25% greater than the earnings per share of the Class B Common Stock.

Basic earnings per share for the Company’s Common Stock and Class B Common Stock is calculated by dividing net income allocated to Common Stock and Class B Common Stock by the weighted average number of shares of Common Stock and Class B Common Stock outstanding, respectively. Diluted earnings per share for the Company’s Common Stock and Class B Common Stock is calculated similarly, except that the calculation includes the dilutive effect of the assumed exercise of stock options issuable under the Company’s stock-based employee compensation plans and the assumption of the conversion of all the Company’s Class B Common Stock to Common Stock.

Net income available to the Company’s stockholders is allocated among our two classes of common stock, Common Stock and Class B Common Stock. The allocation among each class was based upon the two-class method. The following table shows how net income will be allocated using this method:

Year Ended	August 28, 2004	August 30, 2003	August 31, 2002
Net income available to shareholders	$33,578	$27,020	$26,859

Allocation of net income
Basic:
Common Stock	$17,796	$14,171	$14,073
Class B Common Stock	15,782	12,849	12,786

	$33,578	$27,020	$26,859

Diluted:
Common Stock	$17,854	$14,202	$14,114
Class B Common Stock	15,724	12,818	12,745

	$33,578	$27,020	$26,859

The following table illustrates the weighted average number of Common and Class B Common shares outstanding during the year and are utilized in the calculation of earnings per share:

Year Ended	August 28, 2004	August 30, 2003	August 31, 2002
Weighted average number of Common shares - basic	9,103	8,992	9,000
Add: effect of dilutive potential Common shares - employee common
stock options	64	40	56
Add: effect assuming conversion of Class B Common shares into
Common Stock	10,091	10,190	10,222

Weighted average number of Common shares - diluted	19,258	19,222	19,278

Weighted average number of Class B Common shares - basic and
diluted	10,091	10,190	10,222

Stock Based Compensation

The Company has stock-based employee compensation plans which are described in Note 10 to the consolidated financial statements. The Company uses the intrinsic value method to account for the plans under Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees,” under which no compensation cost has been recognized related to stock option grants. The Company has adopted the disclosure provisions of SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure”. Had compensation cost for this plan been determined consistent with SFAS No. 123, the Company’s net income and earnings per share would have been reduced to the following pro forma amounts for the following periods:

Year Ended	August 28, 2004	August 30, 2003	August 31, 2002
Income before cumulative effect of accounting change	$33,578	$29,262	$26,859
Less: pro forma compensation expense, net of tax	(246)	(171)	(126)

Pro forma income before cumulative effect of accounting change	33,332	29,091	26,733
Cumulative effect of accounting change, net of tax	--	(2,242)	--

Pro forma net income	$33,332	$26,849	$26,733

Basic net income per weighted average Common share, as reported:
Income before cumulative effect of accounting change	$1.95	$1.71	$1.56
Cumulative effect of accounting change, net of tax	--	(0.13)	--

Net income per Common share	$1.95	$1.58	$1.56

Basic net income per weighted average Class B Common share, as reported:
Income before cumulative effect of accounting change	$1.56	$1.37	$1.25
Cumulative effect of accounting change, net of tax	--	(0.10)	--

Net income per Class B Common share	$1.56	$1.27	$1.25

Basic net income per weighted average Common share, pro forma:
Pro forma income before cumulative effect of accounting change	$1.94	$1.70	$1.56
Cumulative effect of accounting change, net of tax	--	(0.13)	--

Pro forma net income per Common share	$1.94	$1.57	$1.56

Basic net income per weighted average Class B Common share, pro forma:
Pro forma income before cumulative effect of accounting change	$1.55	$1.36	$1.25
Cumulative effect of accounting change, net of tax	--	(0.10)	--

Pro forma net income per Class B Common share	$1.55	$1.26	$1.25

Diluted net income per weighted average Common share, as reported:
Income before cumulative effect of accounting change	$1.74	$1.52	$1.39
Cumulative effect of accounting change, net of tax	--	(0.12)	--

Net income per Common share	$1.74	$1.40	$1.39

Diluted net income per weighted average Class B Common share, as reported:
Income before cumulative effect of accounting change	$1.56	$1.36	$1.25
Cumulative effect of accounting change, net of tax	--	(0.10)	--

Net income per Class B Common share	$1.56	$1.26	$1.25

Diluted net income per weighted average Common share, pro forma:
Pro forma income before cumulative effect of accounting change	$1.73	$1.51	$1.39
Cumulative effect of accounting change, net of tax	--	(0.12)	--

Pro forma net income per Common share	$1.73	$1.39	$1.39

Diluted net income per weighted average Class B Common share, pro forma:
Pro forma income before cumulative effect of accounting change	$1.55	$1.35	$1.24
Cumulative effect of accounting change, net of tax	--	(0.10)	--

Pro forma net income per Class B Common share	$1.55	$1.25	$1.24

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model as prescribed by SFAS No. 123, based upon the date of grant, with the following assumptions used for grants each year:

	2004	2003	2002
Risk-free interest rate	4.32%	4.00%	4.03%
Expected dividend yield	1.00%	1.00%	1.00%
Expected life in years	10	10	8
Expected volatility	30%	30%	30%

The weighted average fair values of options granted during fiscal years 2004, 2003 and 2002 were $11.90, $8.63 and $6.67, respectively.

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

Goodwill, Intangibles and Other Long-Lived Assets

The Company adopted SFAS No. 142 effective August 26, 2001. Under SFAS No. 142, goodwill is no longer amortized. SFAS 142 also requires that companies test goodwill for impairment on an annual basis and when events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit to which goodwill is assigned below its carrying amount. Our evaluation considers changes in the operating environment, competitive information, market trends, operating performance and cash flow modeling. Management completes its annual impairment test in the fourth quarter of each fiscal year and there have been no impairments of goodwill or definite-lived intangible assets in fiscal 2004, 2003 or 2002. Future events could cause management to conclude that impairment indicators exist and that goodwill and other intangibles associated with acquired businesses are impaired. Any resulting impairment loss could have a material impact on our financial condition and results of operations.

Property, plant and equipment and definite-lived intangible assets are depreciated or amortized over their useful lives. Useful lives are based on management estimates of the period that the assets will generate revenue. Long-lived assets are evaluated for impairment whenever events and circumstances indicate an asset may be impaired.

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

Environmental and Other Contingencies

The Company is subject to legal proceedings and claims arising from the conduct of their business operations, including environmental matters, personal injury, customer contract matters, and/or employment claims. Accounting principles generally accepted in the United States require that a liability for contingencies be recorded when it is probable that a liability has occurred and the amount of the liability can be reasonably estimated. Significant judgment is required to determine the existence of a liability, as well as the amount to be recorded. The Company regularly consults with attorneys and outside consultants to ensure that all of the relevant facts and circumstances are considered, before a contingent liability is recorded. The Company records accruals for environmental and other contingencies based on enacted laws, regulatory orders or decrees, the Company’s estimates of costs, insurance proceeds, participation by other parties and the timing of payments, and the input of outside consultants and attorneys. The estimated liability for environmental contingencies has been discounted using a credit-adjusted risk-free rate of interest of 4.0% over periods ranging from ten to thirty years. The estimated current costs, net of legal settlements with insurance carriers, have been adjusted for the estimated impact of inflation at 3% per year. Changes in enacted laws, regulatory orders or decrees, management’s estimates of costs, insurance proceeds, participation by other parties and the timing of payments, and the input of outside consultants and attorneys could have a material impact on the amounts recorded for environmental and other contingent liabilities.

Reclassifications

Certain prior year amounts have been reclassified to conform with current year presentation. These reclassifications did not impact current or historical net income or shareholders’ equity.

2. Acquisitions

Aggregate information relating to the acquisition of businesses which were accounted for as purchases is as follows:

Year ended	August 28, 2004	August 30, 2003	August 31, 2002
Fair value of tangible assets acquired	$56,079	$598	$4,371
Fair value of intangible assets and goodwill acquired	159,204	2,479	9,008
Fair value of liabilities assumed or created	(35,311)	(292)	(1,037)

Acquisition of businesses, net of cash acquired	$179,972	$2,785	$12,342

The results of operations of these acquisitions have been included on the Company’s consolidated financial statements since their respective acquisition dates.

On September 2, 2003 (“Closing Date”), the Company completed its acquisition of 100% of Textilease Corporation (“Textilease”). The purchase price of approximately $175,628 in cash was financed as part of a new $285,000 unsecured revolving credit agreement (“Credit Agreement”), with a syndicate of banks. The Credit Agreement, completed on the Closing Date, replaced the Company’s previous $125,000 unsecured revolving credit agreement and was due on the third anniversary of the Closing Date (September 2, 2006). Please see Note 4 – Long Term Obligations. Availability of credit required compliance with financial and other covenants, including maximum leverage, minimum fixed charge coverage, and minimum tangible net worth, as defined in the Credit Agreement. Textilease, headquartered in Beltsville, Maryland, had fiscal year 2002 revenues of approximately $95,000. It serviced over 25,000 uniform and textile products customers from 12 locations in six southeastern states, and also serviced a wide range of large and small first-aid service customers from additional specialized facilities. Textilease’s operating results have been included in the Company’s consolidated operating results since September 2, 2003.

The following is the final allocation of the fair values of the assets acquired and liabilities assumed at the date of acquisition. The Company engaged a third party to appraise the fair value of the acquired tangible and intangible assets. The third party has completed its appraisal and the purchase price allocation below reflects the appraised values of acquired tangible and intangible assets. The Company has also completed its analysis of the fair values of the liabilities assumed in connection with the acquisition, including certain liabilities that qualify for recognition under Emerging Issues Task Force 95-3 “Recognition of Liabilities in Connection with a Purchase Business Combination” (“EITF 95-3”).

Assets:
Current assets	$33,400
Property and equipment	21,557
Goodwill	115,413
Intangible assets subject to amortization (estimated fifteen year weighted-average useful life):	40,060
Other assets	109

Total assets acquired	$210,539

Liabilities:
Current liabilities	$16,938
Deferred compensation	5,249
Deferred income taxes	10,719
Long-term debt	2,005

Total liabilities assumed	$34,911

Net assets acquired	$175,628

At the time of acquisition, goodwill of approximately $117,504 was recorded. For the fiscal year ended August 28, 2004, the refinement of the Company’s original estimates, which principally related to the Company’s valuation of acquired intangible assets and property and equipment, as well as the sale of a portion of the linen businesses acquired, resulted in a decrease in goodwill of approximately $2,091. Subsequent to the Closing Date, the Company sold a portion of the linen businesses acquired from Textilease for approximately $4,614 in cash. The Company allocated the proceeds of these sales as a reduction in merchandise in service, an increase to deferred tax liabilities, and a net reduction in goodwill of $2,285. This sale of the linen businesses acquired did not result in any gain or loss recorded on the Company’s consolidated statement of income.

The $115,413 of goodwill as of August 28, 2004 will be assigned to our only reportable segment, that being the design, manufacture, rental, cleaning and delivery of occupational garments, industrial wiper towels, floor mats and other non-garment items. None of the goodwill is expected to be deductible for income tax purposes. At the time of acquisition, management initiated a plan to integrate certain Textilease facilities into existing operations. Included in the purchase price allocation is an accrual for exit costs and employee termination benefits in accordance with EITF 95-3 of approximately $6,504, which included approximately $3,103 in severance-related costs for corporate and field employees and $3,401 in facility closing and lease cancellation costs. As of August 28, 2004, the Company paid and charged approximately $1,815 against this accrual for severance-related costs and $707 for facility closing and lease cancellation costs. As of August 28, 2004, the Company reversed approximately $1,963 of the initial accrual based upon its final analysis of the fair value of the liabilities assumed in connection with the acquisition, with a decrease in goodwill. The Company expects to incur substantially all of the remaining costs within twenty-four months of the Closing Date. The changes in accrual for the fiscal year ended August 28, 2004 are as follows:

	Severance Related Costs	Facility Closing and Lease Cancellation Costs	Total
Balance at August 30, 2003	$--	$--	$--
Initial set-up of liability	3,103	3,401	6,504
Charges	(1,815)	(707)	(2,522)
Revisions	--	(1,965)	(1,965)

Balance at August 28, 2004	$1,288	$729	$2,017

Supplemental Pro Forma Information

The unaudited pro forma combined condensed statements of income for the fiscal year ended August 30, 2003 gives effect to the acquisition of Textilease and related financing as if the Textilease acquisition and the related financing had occurred on August 31, 2002. The unaudited pro forma combined condensed statements of income for the fiscal year ended August 30, 2003, include the consolidated statements of income of UniFirst for the fiscal year ended August 30, 2003, and the unaudited statements of operations of Textilease for the twelve months ended June 30, 2003, and pro forma adjustments to reflect the Textilease acquisition and the related financing. Textilease previously had a fiscal year ending on December 31.

The pro forma adjustments include additional interest expense of approximately $5,898 for the fiscal year ended August 30, 2003, related to the debt used to finance the acquisition, additional depreciation and amortization of approximately $2,102 for the fiscal year ended August 30, 2003, related to the estimated increase to the fair value of property and equipment and intangible assets and the related income tax effects of approximately $3,200 for the fiscal year ended August 30, 2003.

The unaudited pro forma combined condensed statements of income are not necessarily indicative of the financial results that would have occurred if the Textilease acquisition and the related financing had been consummated on August 31, 2002, nor are they necessarily indicative of the financial results which may be attained in the future.

The unaudited pro forma combined condensed statements of income are based upon available information and upon certain assumptions that UniFirst’s management believes are reasonable. The Textilease acquisition was accounted for using the purchase method of accounting.

	Year Ended August 28, 2004 (Actual)	Year Ended August 30, 2003 (Pro Forma)
Revenues	$719,356	$691,937

Income before cumulative effect of accounting
change	$33,578	$26,796
Cumulative effect of accounting change, net of tax	--	2,242

Net income	$33,578	$24,554

Basic net income per weighted average Common share,
as reported:
Income before cumulative effect of accounting change	$1.95	$1.56
Cumulative effect of accounting change, net of tax	--	(0.13)

Net income per Common share	$1.95	$1.43

Basic net income per weighted average Class B Common
share, as reported:
Income before cumulative effect of accounting change	$1.56	$1.25
Cumulative effect of accounting change, net of tax	--	(0.10)

Net income per Class B Common share	$1.56	$1.15

Diluted net income per weighted average Common share,
as reported:
Income before cumulative effect of accounting change	$1.74	$1.39
Cumulative effect of accounting change, net of tax	--	(0.12)

Net income per Common share	$1.74	$1.27

Diluted net income per weighted average Class B
Common share, as reported:
Income before cumulative effect of accounting change	$1.56	$1.25
Cumulative effect of accounting change, net of tax	--	(0.10)

Net income per Class B Common share	$1.56	$1.15

During the fiscal year ended August 28, 2004, the Company also completed seven other acquisitions. The aggregate purchase price for these acquisitions was approximately $4,344, net of debt assumed of $400.

The results of operations of all acquisitions excluding Textilease (“Other Acquisitions”) have been included on the Company’s consolidated financial statements since their respective acquisition dates. None of the Other Acquisitions were significant, individually or in the aggregate, in relation to the Company’s consolidated financial statements and, therefore, pro forma financial information has not been presented. The Other Acquisitions were engaged in the rental of garments, floor mats, and other non-garment related items.

3. Income Taxes

The provision for income taxes consists of the following:

Year ended	August 28, 2004	August 30, 2003	August 31, 2002
Current:
Federal and Foreign	$17,101	$16,218	$13,383
State	1,957	2,026	1,624

	$19,058	$18,244	$15,007

Deferred:
Federal and Foreign	$1,787	$60	$1,354
State	175	6	99

	1,962	66	1,453

	$21,020	$18,310	$16,460

The following table reconciles the provision for income taxes using the statutory federal income tax rate to the actual provision for income taxes:

	August 28, 2004	August 30, 2003	August 31, 2002
Income taxes at the statutory federal
income tax rate	$19,109	$16,650	$15,160
State income taxes	1,408	1,315	1,120
Foreign income taxes	221	193	148
Other	282	152	32

	$21,020	$18,310	$16,460

The tax effect of items giving rise to the Company’s deferred tax (assets) liabilities is as follows:

Year ended	August 28, 2004	August 30, 2003	August 31, 2002
Rental merchandise in service	$15,738	$8,612	$12,765
Tax in excess of book depreciation	29,612	25,730	23,630
Purchased intangible assets	13,866	--	--
Accruals and other	(19,926)	(14,885)	(11,547)

Net deferred tax liabilities	$39,290	$19,457	$24,848

4. Long-Term Obligations

Long-term obligations outstanding on the accompanying consolidated balance sheets are as follows:

	August 28, 2004	August 30, 2003
Unsecured revolving credit agreement with a syndicate of banks, interest rates of 2.84% and 2.26% at August 28, 2004 and
August 30, 2003, respectively	$10,560	$65,710
Series A, fixed rate notes due June 2011 bearing interest at 5.27%	75,000	--
Series B, floating rate notes due June 2014 bearing interest at
LIBOR plus 70 basis points (2.1275%)	75,000	--
Series C, floating rate notes due June 2014 bearing interest at
LIBOR plus 75 basis points (2.1775%)	15,000	--
Notes payable, interest rates from 4.00% - 11.53%, payable
in various installments through 2009	3,229	4,001
Amounts due for restrictive covenants and other,
payable in various installments through 2005	52	101

	178,841	69,812
Less - current maturities	986	2,493

	$177,855	$67,319

Aggregate current maturities of long-term obligations for years subsequent to August 28, 2004 are $986 in 2005, $685 in 2006, $616 in 2007, $345 in 2008, $195 in 2009, and $176,014 thereafter.

         In connection with the purchase of Textilease, the Company entered into a $285 million unsecured revolving credit agreement (“Credit Agreement”), with a syndicate of banks. The Credit Agreement replaced the Company’s previous $125 million unsecured revolving credit agreement and, prior to its amendment, was due on the third anniversary of the Closing Date (September 2, 2006).

On June 14, 2004, the Company issued $165 million of fixed and floating rate notes pursuant to a Note Purchase Agreement (“Note Agreement”). Under the Note Agreement, the Company issued $75 million of notes with a seven year term (June 2011) bearing interest at 5.27% (“Fixed Rate Notes”). The Company also issued $90 million of floating rate notes due in ten years (June 2014) (“Floating Rate Notes”). Of the Floating Rate Notes, $75 million bear interest at LIBOR plus 70 basis points and may be repaid at face value two years from the date they are issued. The remaining $15 million of Floating Rate Notes bear interest at LIBOR plus 75 basis points and can be repaid at face value after one year. The Company also amended its Credit Agreement (“Amended Credit Agreement”) to, among other things, reduce the amount available for borrowing thereunder to $125 million and to reduce interest rates payable on such borrowings. As amended, loans under the Amended Credit Agreement bear interest at floating rates which vary based on the Company’s funded debt ratio. The proceeds from the Fixed Rate Notes and the Floating Rate Notes were used to repay borrowings under the Credit Agreement. At August 28, 2004, the interest rate applicable to the Company’s borrowings under the Amended Credit Agreement was LIBOR plus 100 basis points, which approximated 2.84%.

The Amended Credit Agreement runs through September 2, 2007. As of August 28, 2004, the maximum line of credit was $125 million of which approximately $94.5 million was available for borrowing thereunder. As of such date, the Company had outstanding borrowings of $10.6 million and letters of credit of $19.9 million. Under the Amended Credit Agreement, the Company may borrow funds at variable interest rates based on the Eurodollar rate or the bank’s prime rate, as selected by the Company.Availability of credit requires compliance with financial and other covenants, including minimum tangible net worth, maximum funded debt ratio, and minimum debt coverage, as defined in the Amended Credit Agreement. Compliance with these financial covenants is generally tested on a fiscal quarterly basis. Under the most restrictive of these provisions, the Company was required to maintain minimum consolidated tangible net worth of $124,789 as of August 28, 2004. As of August 28, 2004, the Company was in compliance with all covenants under the Note Agreement and the Amended Credit Agreement.

5. Derivative Instruments and Hedging Activities

The Company had entered into interest rate swap agreement, which expired in October 2004, to manage its exposure to movements in interest rates on its variable rate debt. The Company accounts for these agreements in accordance with SFAS No. 133, as amended, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). This swap agreement was a cash flow hedge and effectively changed the variable rate to a fixed rate. Such instruments are matched with the underlying borrowings. SFAS No. 133 eliminates special hedge accounting if a swap agreement does not meet certain criteria, thus requiring the Company to reflect all changes in the fair value of the swap agreement in earnings in the period of change.

In October 1999, the Company entered into an interest rate swap agreement, notional amount $40,000 (the “$40,000 SWAP”), maturing October 13, 2004. The Company pays a fixed rate of 6.38% and receives a variable rate tied to the three month LIBOR rate. As of August 28, 2004, the applicable variable rate was 1.59%. On October 15, 2002, the bank had the option to terminate the $40,000 SWAP without further obligation to make payments to the Company. The bank did not exercise this option. Because of the existence of this termination option, the $40,000 SWAP did not meet the required criteria to qualify as a cash flow hedge and use special hedge accounting, under SFAS No. 133. Accordingly, the Company has recorded, in the interest rate swap income line item of its consolidated statements of income, income of $1,981, $1,292 and expense of $1,256 for the fiscal years ended August 28, 2004, August 30, 2003 and August 31, 2002, respectively, for the changes in the fair value of $40,000 SWAP. As of August 28, 2004 and August 30, 2003, respectively, $223 and $2,203 of interest rate swap related liabilities are included in accrued liabilities in the accompanying condensed consolidated balance sheets.

In June 2001, the Company entered into a second interest rate swap agreement with a notional amount of $20,000 (the “$20,000 SWAP”), maturing June 5, 2003. The Company paid a fixed rate of 4.69% and received a variable rate tied to the three month LIBOR rate. At maturity, the applicable variable rate was 1.34%. The $20,000 SWAP met the required criteria as defined in SFAS No. 133 to use special hedge accounting. Accordingly, the Company has recorded, through the other comprehensive loss section of shareholders’ equity, income of $345, net of tax of $230 for the fiscal year ended August 30, 2003 for the change in the fair value in the $20,000 SWAP. The $20,000 SWAP matured on June 5, 2003.

6. Employee Benefit Plans

The Company has a profit sharing plan with a 401(k) feature for all eligible employees not under collective bargaining agreements. The Company matches a portion of the employee’s contribution and can make an additional contribution at its discretion. Contributions charged to expense under the plan were $7,249 in 2004, $5,887 in 2003 and $6,176 in 2002.

The Company has several retirement plans covering certain employees of the Company. Amounts charged to expense related to these plans amounted to $600 in 2004, $400 in 2003, and $400 in 2002. The Company has recorded accrued liabilities related to these plans of approximately $7 million at August 28, 2004 and $3 million at August 30, 2003.

7. Goodwill and Other Intangible Assets

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

The changes in the carrying amount of goodwill are as follows:

Balance as of August 31, 2002	$61,539
Goodwill acquired during the period	910
Effect of foreign currency translation	159

Balance as of August 30, 2003	$62,608

Goodwill acquired during the period	118,068
Effect of foreign currency translation	9

Balance as of August 28, 2004	$180,685

Intangible assets, net on the Company’s accompanying consolidated balance sheets are as follows:

Year Ended	August 28, 2004	August 30, 2003
Customer contracts, net of accumulated amortization of
$38,084 and $33,120, respectively	$51,572	$16,713
Restrictive covenants, net of accumulated amortization of
$14,478 and $13,449, respectively	2,183	3,038
Other intangible assets, net of accumulated amortization of
$1,392 and $940, respectively	4,118	773

	$57,873	$20,524

Estimated amortization expense for the five fiscal years subsequent to August 28, 2004, based on intangible assets, net as of August 28, 2004 is as follows:

2005	$6,296
2006	5,881
2007	5,704
2008	4,940
2009	4,772

8. Accrued Liabilities

Accrued liabilities on the accompanying consolidated balance sheets are as follows:

Year Ended	August 28, 2004	August 30, 2003
Payroll related	$25,477	$15,250
Insurance related	20,285	18,149
Environmental related	8,669	5,377
Asset retirement obligations	7,446	7,060
Acquisition related	2,017	--
Interest rate swap related	223	2,203
Other	8,707	5,631

	$72,824	$53,670

9. Commitments and Contingencies

Lease Commitments

The Company leases certain buildings from independent parties. Total rent expense on all leases was $6,649 in 2004, $3,280 in 2003, and $3,436 in 2002. Annual minimum lease commitments for all years subsequent to August 28, 2004 are $4,513 in 2005, $3,002 in 2006, $1,795 in 2007, $1,243 in 2008, $542 in 2009, and $86 thereafter.

Contingencies

The Company and its operations are subject to various federal, state and local laws and regulations governing, among other things, the generation, handling, storage, transportation, treatment and disposal of hazardous wastes and other substances. In particular, industrial laundries use and must dispose of detergent waste water and other residues. The Company is attentive to the environmental concerns surrounding the disposal of these materials and has through the years taken measures to avoid their improper disposal. In the past, the Company has settled, or contributed to the settlement of, actions or claims brought against the Company relating to the disposal of hazardous materials and there can be no assurance that the Company will not have to expend material amounts to remediate the consequences of any such disposal in the future. Further, under environmental laws, an owner or lessee of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances located on or in or emanating from such property, as well as related costs of investigation and property damage. Such laws often impose liability without regard to whether the owner or lessee knew of or was responsible for the presence of such hazardous or toxic substances. There can be no assurances that acquired or leased locations have been operated in compliance with environmental laws and regulations or that future uses or conditions will not result in the imposition of liability upon the Company under such laws or expose the Company to third-party actions such as tort suits. The Company continues to address environmental conditions under terms of consent orders negotiated with the applicable environmental authorities or otherwise with respect to sites located in or related to Woburn, Massachusetts, Uvalde, Texas, Williamstown, Vermont, and Springfield, Massachusetts. In addition, the Company is assessing the extent of environmental contamination and potential exposure at sites it recently acquired in connection with its acquisition of Textilease, and it is defending against claims concerning alleged environmental conditions with respect to a site once owned by a former subsidiary in Somerville, Massachusetts.

The Company’s nuclear garment decontamination facilities are licensed by the Nuclear Regulatory Commission (“NRC”), or in certain cases by the applicable state agency, and are subject to regulation by federal, state and local authorities. In recent years, there has been increased scrutiny and, in certain cases, regulation of nuclear facilities or related services that have resulted in the suspension of operations at certain nuclear facilities served by the Company or disruptions of the Company’s ability to service such facilities. There can be no assurance that such increased scrutiny will not lead to the shut-down of such facilities or otherwise cause material disruptions in the Company’s garment decontamination business.

From time to time, the Company is subject to legal proceedings and claims arising from the conduct of its business operations, including litigation related to charges for certain ancillary services on invoices, personal injury claims, customer contract matters, employment claims and environmental matters as described above.

While it is impossible to ascertain the ultimate legal and financial liability with respect to contingent liabilities, including lawsuits, the Company believes that the aggregate amount of such liabilities, if any, in excess of amounts accrued or covered by insurance, will not have a material adverse effect on the consolidated financial position or results of operation of the Company. It is possible, however, that future financial position or results of operations for any particular future period could be materially affected by changes in the Company’s assumptions or strategies related to these contingencies or changes out of the Company’s control.

As security for certain agreements with the NRC and various state agencies related to the nuclear operations (see Note 14) and certain insurance programs, the Company had standby irrevocable bank commercial letters of credit of $19,919 and $20,061 outstanding as of August 28, 2004 and August 30, 2003 , respectively.

10. Common Stock Options

The Company adopted an incentive stock option plan (the “Plan”) in November, 1996 and reserved 150,000 shares of common stock for issue under the Plan. In January of 2002, the Company increased to 450,000 the number of shares of common stock reserved for issuance under the Plan. Options granted under the Plan, through August 28, 2004, are at a price equal to the fair market value of the Company’s common stock on the date of grant. Options granted prior to fiscal 2003 are subject to a proportional four-year vesting schedule and expire eight years from the grant date. Options granted beginning in fiscal 2003 and thereafter are subject to a five-year cliff-vesting schedule under which options become vested or exercisable after five years from date of grant and expire ten years after the grant date. Certain options were granted during fiscal 2004 to outside directors of the Company. These shares are fully vested and expire ten years after the grant date.

The following table summarizes the common stock option activity for the fiscal years ended August 28, 2004, August 30, 2003, and August 31, 2002:

	NUMBER OF SHARES	WEIGHTED AVERAGE EXERCISE PRICE
Outstanding, August 25, 2001	107,800	$12.52

Granted	55,700	17.55
Exercised	(4,875)	13.44
Forfeited	(11,375)	13.71

Outstanding, August 31, 2002	147,250	$14.30

Granted	56,200	20.10
Exercised	(14,250)	13.45
Forfeited	(1,500)	14.65

Outstanding, August 30, 2003	187,700	$16.10

Granted	61,800	24.45
Exercised	(26,175)	14.25
Forfeited	(6,500)	16.24

Outstanding, August 28, 2004	216,825	$18.70

Exercisable, August 31, 2002	46,288	$13.78

Exercisable, August 30, 2003	91,967	$14.05

Exercisable, August 28, 2004	73,569	$14.41

The following table summarizes information relating to currently outstanding and exercisable stock options as of August 28, 2004:

OUTSTANDING OPTIONS			EXERCISABLE OPTIONS
NUMBER OUTSTANDING	REMAINING CONTRACTUAL LIFE (IN YEARS)	EXERCISE PRICES	NUMBER EXERCISABLE	EXERCISE PRICES
24,825	3.0	$15.13	24,825	$15.13
33,975	4.2	10.06	25,481	10.06
42,525	5.2	17.55	21,263	17.55
45,500	8.2	20.13	--	20.13
8,200	8.4	19.93	--	19.93
59,800	9.2	24.35	--	24.35
2,000	9.4	27.44	2,000	27.44

216,825			73,569

11. Shareholders’ Equity

The significant attributes of each type of stock are as follows:

Common stock — Each share is entitled to one vote and is freely transferable. Each share of common stock is entitled to a cash dividend equal to 125% of any cash dividend paid on each share of Class B common stock.

Class B common stock — Each share is entitled to ten votes and can be converted to common stock on a share-for-share basis. Until converted to common stock, however, Class B shares are not freely transferable.

Effective July 1, 2004, companies incorporated in Massachusetts became subject to the Massachusetts Business Corporation Act, Chapter 156D. Chapter 156D provides that shares that are reacquired by a company become authorized but unissued shares. As a result, Chapter 156D eliminates the concept of “treasury shares”. Accordingly, at August 28, 2004, we have redesignated 1.595 million shares of the Company’s existing treasury shares, at an aggregate cost of $26,005, as authorized but unissued and allocated this amount to the common stock’s par value and retained earnings.

12. Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income/(loss) are as follows:

	Foreign Currency Translation	Change in Fair Value of Derivative Instruments, net of tax	Other	Total Accumulated Other Comprehensive Loss
Balance, August 25, 2001	$(2,862)	$(665)	$--	$(3,527)
Change during the period	(471)	320	--	(151)

Balance, August 31, 2002	(3,333)	(345)	--	(3,678)
Change during the period	1,904	345	--	2,249

Balance, August 30, 2003	(1,429)	--	--	(1,429)
Change during the period	1,001	--	(78)	923

Balance, August 28, 2004	$(428)	$--	$(78)	$(506)

13. Segment Reporting

The Company operates as a single reportable segment, that being the design, rental, cleaning and delivery of occupational garments, industrial wiper towels, floor mats and other non-garment items, which represents more than 90% of consolidated net sales. The Company’s reporting segment relating to first aid cabinet services and other safety supplies does not meet the thresholds of a reportable segment as outlined in SFAS 131. The Company also has activities in Canada, Mexico and Europe, which do not meet the reporting thresholds outlined in SFAS 131.

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

The estimated liability has been based on historical experience in decommissioning nuclear laundry facilities, estimated useful lives of the underlying assets, external vendor estimates as to the cost to decommission these assets in the future and federal and state regulatory requirements. The estimated current costs have been adjusted for the estimated impact of inflation at 3% per year. The liability has been discounted using credit-adjusted risk-free rates that range from approximately 3.00% to 7.25% over one to thirty years. Revisions to the liability could occur due to changes in the Company’s estimated useful lives of the underlying assets, estimated dates of decommissioning, changes in decommissioning costs, changes in federal or state regulatory guidance on the decommissioning of such facilities, or other changes in estimates. Changes due to revised estimates will be recognized by increasing or decreasing the carrying amount of the liability and the carrying amount of the related long-lived asset if the assets are still in service or charged to expense in the period if the assets are no longer in service.

The Company revised its estimate of this liability in the quarter ended August 30, 2003 due to changes in the estimate of future decommissioning costs related to one of the Company’s nuclear facilities. The change in estimate resulted in an increase of $1,255 to the carrying amount of the liability and the carrying amount of the related long-lived asset. Since this revision is a change in estimate, the Company will depreciate the increase in the long-lived asset over the estimated remaining useful life of the related nuclear facility which is 28 years. In the quarter ended August 30, 2003, the Company also recognized as a liability the present value of the estimated future costs to decommission a new nuclear laundry facility. The Company recognized a discounted asset retirement obligation of $503, and an increase of $497 to the gross carrying value of the related long-lived asset ($494, net of accumulated depreciation of $3). In the current fiscal year, the Company began decommissioning one of the nuclear laundry facilities for which it had recognized an asset retirement obligation. Costs incurred in connection with the decommissioning for the year ended August 30, 2003 were approximately $300.

In fiscal year 2003, the Company began decommissioning one of the nuclear laundry facilities for which it had recognized an asset retirement obligation. Costs incurred in connection with the decommissioning for the fiscal year ended August 28, 2004 were approximately $787. The Company revised its estimate of future liability in the fiscal year ended August 28, 2004 due to changes in the estimate of future decommissioning costs related to this nuclear laundry facility. The change in estimate resulted in an increase of $742 to the carrying amount of the liability. Since the decommissioning of this nuclear laundry facility is significantly complete and the underlying long-lived asset is no longer in service, the Company recorded an expense in its current statement of income as opposed to increasing the carrying amount of the related long-lived asset and subsequently depreciating that asset. As of August 28, 2004, the Company believes this current decommissioning project will be completed by the end of fiscal 2005.

The pro forma effects of the application of SFAS No. 143 as if the Statement had been adopted on August 27, 2000 (instead of September 1, 2002) are not material and, therefore, have not been presented.

A reconciliation of the Company’s liability is as follows:

	August 28, 2004	August 30, 2003
Beginning balance	$7,060	$5,310
Accretion expense	431	292
Change in estimate of liability	742	1,255
Additional liabilities recognized	--	503
Asset retirement costs incurred	(787)	(300)

Ending balance	$7,446	$7,060

As of August 28, 2004, the $7.4 million asset retirement obligation is included in accrued liabilities in the accompanying condensed consolidated balance sheet.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

UniFirst Corporation

We have audited the accompanying consolidated balance sheets of UniFirst Corporation (the “Company”) and subsidiaries as of August 28, 2004 and August 30, 2003 and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended August 28, 2004. Our audits also included the financial statement schedule listed in the index at item 15 (a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of UniFirst Corporation and Subsidiaries at August 28, 2004 and August 30, 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended August 28, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Emerging Issues Task Force Issue 03-6, "Participating Securities and the Two-Class Method Under FAS 128" ("EITF 03-6") during the fourth quarter of 2004. The provisions of EITF 03-6 have been retroactively applied to all periods presented.

As discussed in Note 14 to the consolidated financial statements, effective September 1, 2002, the Company adopted Statement of Financial Accounting Standards (Statement) No. 143 “Asset Retirement Obligations.”

/s/ Ernst & Young LLP
Boston, Massachusetts

October 26, 2004

Quarterly Financial Data (Unaudited)

The following is a summary of the results of operations for each of the quarters within the years ended August 28, 2004 and August 30, 2003. This summary should be read in conjunction with the Company’s Consolidated Financial Statements and Notes to Consolidated Financial Statements included in Item 8.

The Company’s fiscal year ends on the last Saturday in August. For financial reporting purposes, fiscal 2004 and fiscal 2003 had 52 weeks. Each of the quarters presented below includes 13 weeks.

(Unaudited) (In thousands, except per share data) 2004	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$180,898	$177,407	$182,985	$178,066
Income before income taxes	15,485	10,718	16,167	12,228
Provision for income taxes	5,962	4,126	6,224	4,708

Net income	$9,523	$6,592	$9,943	$7,520

Net income per Common share - basic	$0.56	$0.38	$0.58	$0.43

Net income per Class B Common share - basic	$0.44	$0.31	$0.46	$0.35

Net income per Common share - diluted	$0.49	$0.34	$0.52	$0.39

Net income per Class B Common share - diluted	$0.44	$0.31	$0.46	$0.35

Weighted average number of shares outstanding - basic
Common stock	9,009	9,022	9,127	9,253
Class B common stock	10,175	10,168	10,073	9,950

	19,184	19,190	19,200	19,203

Weighted average number of shares outstanding - diluted
Common stock	9,074	9,085	9,198	9,327
Class B common stock	10,175	10,168	10,073	9,950

	19,249	19,253	19,271	19,277

(Unaudited) (In thousands, except per share data)
2003	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$149,179	$146,425	$153,690	$147,642
Income before income taxes	14,089	6,137	15,624	11,722
Provision for income taxes	5,424	2,363	6,015	4,508

Income before cumulative effect of accounting change	8,665	3,774	9,609	7,214
Cumulative effect of accounting change, net	2,242	--	--	--

Net income	$6,423	$3,774	$9,609	$7,214

Income per Common share - basic
Before cumulative effect of an accounting change, net	$0.50	$0.22	$0.56	$0.43
Cumulative effect of an accounting change, net	(0.13)	--	--	--

Net income per Common share - basic	$0.37	$0.22	$0.56	$0.43

Income per Class B Common share - basic
Before cumulative effect of an accounting change, net	$0.40	$0.18	$0.45	$0.34
Cumulative effect of an accounting change, net	(0.10)	--	--	--

Net income per Class B Common share - basic	$0.30	$0.18	$0.45	$0.34

Income per Common share - diluted
Before cumulative effect of an accounting change, net	$0.45	$0.20	$0.50	$0.37
Cumulative effect of an accounting change, net	(0.12)	--	--	--

Net income per Common share - diluted	$0.33	$0.20	$0.50	$0.37

Income per Class B Common share - diluted
Before cumulative effect of an accounting change, net	$0.40	$0.18	$0.45	$0.33
Cumulative effect of an accounting change, net	(0.10)	--	--	--

Net income per Class B Common share - diluted	$0.30	$0.18	$0.45	$0.33

Weighted average number of shares outstanding - basic
Common stock	9,013	8,963	8,993	8,997
Class B common stock	10,205	10,205	10,175	10,175

	19,218	19,168	19,168	19,172

Weighted average number of shares outstanding - diluted
Common stock	9,066	9,003	9,000	9,058
Class B common stock	10,205	10,205	10,175	10,175

	19,271	19,208	19,175	19,233

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

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

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the fourth quarter of fiscal year 2004 that have materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

On October 25, 2004, each non-employee director of the Company received a grant of an option to purchase 1,000 shares of Common Stock pursuant to the UniFirst Corporation 1996 Stock Incentive Plan (the “Stock Incentive Plan”) (attached hereto as Exhibit 10-D). The exercise price of each option was $27.98, the closing price on October 25, 2004. The options are fully vested and expire ten years from the date of grant. A copy of the form of outside director stock option agreement under the Stock Incentive Plan is attached to this Annual Report on Form 10-K as Exhibit 10-E and is incorporated herein by reference.

Also, on October 25, 2004, the Company granted options under the Stock Incentive Plan to purchase (i) 2,100 shares of its Common Stock to Ronald D. Croatti, Chariman of the Board, President and Chief Executive Officer, (ii) 1,400 shares of its Common Stock to Cynthia Croatti, Executive Vice President and Treasurer, (iii) 1,400 shares of its Common Stock to John B. Bartlett, Senior Vice President and Chief Financial Officer, (iv) 1,100 shares of its Common Stock to Dennis G. Assad, Senior Vice President, Sales and Marketing, (v) 1,100 shares of its Common Stock to Bruce P. Boynton, Senior Vice President, Operations, (vi) 1,100 shares of its Common Stock to David A. DiFillippo, Senior Vice President, Operations. The exercise price of each option was $27.98, the closing price on October 25, 2004. The options vest on the fifth anniversary of the date of grant or earlier as provided in the applicable stock option agreement or the Stock Incentive Plan and expire ten years from the date of grant. A copy of the form of employee stock option agreement under the Stock Incentive Plan is attached to this Annual Report on Form 10-K as Exhibit 10-F and is incorporated herein by reference.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated by reference to the information provided under the caption “Election of Directors” in the Company’s Proxy Statement for its 2005 Annual Meeting of Shareholders.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated by reference to the information provided under the caption “Summary Compensation Table,” “Option Grants with Respect to Fiscal Year 2004,” “Option Exercises and Year-End Holdings,” “Supplemental Executive Retirement Plan” and “Stock Performance Graph” in the Company’s Proxy Statement for its 2005 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT; AND RELATED STOCKHOLDER MATTERS

Incorporated by reference to the information provided under the captions “Election of Directors,” and “Security Ownership of Management and Principal Shareholders”, in the Company’s Proxy Statement for its 2005 Annual Meeting of Shareholders and “Equity Compensation Plan Information” in Item 5 of this Annual Report on Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference to the information provided under the caption “Certain Relationships and Related Transactions” in the Company’s Proxy Statement for its 2005 Annual Meeting of Shareholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference to the information provided under the caption “Independent Auditors” in the Company’s Proxy Statement for its 2005 Annual Meeting of Shareholders.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)     The financial statements listed below are filed as part of this report:

    1. and 2. FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES.

The financial statements listed below are included under Item 8 of this Form 10-K.

Consolidated statements of income for each of the three years in the period ended August 28, 2004

Consolidated balance sheets as of August 28, 2004 and August 30, 2003

Consolidated statements of shareholders’ equity for each of the three years in the period ended August 28, 2004

Consolidated statements of cash flows for each of the three years in the period ended August 28, 2004

Notes to consolidated financial statements

Report of Ernst & Young LLP, Independent Auditors

The following additional schedule is filed herewith:

Schedule II — Valuation and qualifying accounts and reserves for each of the three years in the period ended August 28, 2004

UNIFIRST CORPORATION AND SUBSIDIARIES
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS AND RESERVES FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED AUGUST 28, 2004

Description	Balance, Beginning of Period	Charged to Costs and Expenses	Charges for Which Reserves Were Created	Balance, End of Period
For the year ended August 28, 2004
Allowance for doubtful accounts	$2,611	$3,132	$(3,127)	$2,616

For the year ended August 30, 2003
Allowance for doubtful accounts	$2,687	$3,066	$(3,142)	$2,611

For the year ended August 31, 2002
Allowance for doubtful accounts	$3,237	$3,326	$(3,876)	$2,687

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

(c) Exhibits

DESCRIPTION

2.1 Stock Purchase Agreement dated as of July 17, 2003 by and among the Company and the stockholders of Textilease Corporation signatory thereto — incorporated by reference to the Company’s Current Report on Form 8-K filed on September 17, 2003.

3-A Restated Articles of Organization — incorporated by reference to Exhibit 3-A to the Company’s Registration Statement on Form S-1 (No. 2-83051) — and the Articles of Amendment dated January 12, 1988, a copy of which was filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended August 27, 1988 — and the Articles of Amendment dated January 21, 1993, a copy of which was filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 27, 1993.

3-B By-laws — incorporated by reference to Exhibit 3-B to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 1991.

10-A UniFirst Corporation Profit Sharing Plan — incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (No. 33-60781) — and the Amendment dated June 27, 1995, a copy of which was filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 1996.

10-D UniFirst Corporation 1996 Stock Incentive Plan, as amended, (incorporated by reference to Exhibit 10-D to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2002.

* 10-E Form of UniFirst Corporation stock option award to non-employee directors.

* 10-F Form of UniFirst Corporation stock option award to executive officers.

14.1 UniFirst Corporation Statement of Corporate Policy and Code of Business Conduct and Ethics – incorporated by reference to Appendix B to the Company’s Proxy Statement on Schedule 14A filed on December 10, 2003.

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

November 12, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE
/s/ Ronald D. Croatti
Ronald D. Croatti

/s/ John B. Bartlett
John B. Bartlett

/s/ Cynthia Croatti
Cynthia Croatti

/s/ Donald J. Evans
Donald J. Evans

/s/ Albert Cohen
Albert Cohen

/s/ Phillip L. Cohen
Phillip L. Cohen

/s/ Anthony F. DiFillippo
Anthony F. DiFillippo

/s/ Lawrence Pugh
Lawrence Pugh	Principal Executive Officer and Director Principal Financial Officer and Principal Accounting Officer Director Director Director Director Director Director	November 12, 2004 November 12, 2004 November 12, 2004 November 12, 2004 November 12, 2004 November 12, 2004 November 12, 2004 November 12, 2004

EXHIBIT INDEX

DESCRIPTION

2.1 Stock Purchase Agreement dated as of July 17, 2003 by and among the Company and the stockholders of Textilease Corporation signatory thereto — incorporated by reference to the Company’s Current Report on Form 8-K filed on September 17, 2003.

3-A Restated Articles of Organization — incorporated by reference to Exhibit 3-A to the Company’s Registration Statement on Form S-1 (No. 2-83051) — and the Articles of Amendment dated January 12, 1988, a copy of which was filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended August 27, 1988 — and the Articles of Amendment dated January 21, 1993, a copy of which was filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 27, 1993.

3-B By-laws — incorporated by reference to Exhibit 3-B to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 1991.

10-A UniFirst Corporation Profit Sharing Plan — incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (No. 33-60781) — and the Amendment dated June 27, 1995, a copy of which was filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 1996.

10-D UniFirst Corporation 1996 Stock Incentive Plan, as amended, (incorporated by reference to Exhibit 10-D to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2002.

* 10-E Form of UniFirst Corporation stock option award to non-employee directors.

* 10-F Form of UniFirst Corporation stock option award to executive officers.

14.1 UniFirst Corporation Statement of Corporate Policy and Code of Business Conduct and Ethics – incorporated by reference to Appendix B to the Company’s Proxy Statement on Schedule 14A filed on December 10, 2003.

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