Form 10-Q
period 2004-11-27
UNIFIRST CORP
filed 2005-01-06
CIK 717954

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended November 27, 2004

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

Yes     No

The number of outstanding shares of UniFirst Corporation Common Stock and Class B Common Stock at December 30, 2004 were 9,452,638 and 9,758,560, respectively.

UniFirst Corporation
Quarterly Report on Form 10-Q
For the Quarter ended November 27, 2004

Table of Contents
Part I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Condensed Consolidated Balance Sheets as of
November 27, 2004 and August 28, 2004

Condensed Consolidated Statements of Income for the
Thirteen Weeks Ended November 27, 2004 and November 29, 2003

Condensed Consolidated Statements of Cash Flows for the
Thirteen Weeks Ended November 27, 2004 and November 29, 2003

Notes to Condensed Consolidated Financial Statements

Item 2 - Management's Discussion and Analysis of Financial Condition
and Results of Operations

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Item 4 - Controls and Procedures

Part II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

Signatures

ITEM 1. FINANCIAL STATEMENTS

UniFirst Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands, except per share data)	November 27, 2004	August 28, 2004 (a)
Assets
Current assets:
Cash and cash equivalents	$6,217	$4,436
Receivables, less reserves of $3,127 and $2,616, respectively	81,395	69,471
Inventories	27,279	31,060
Rental merchandise in service	63,304	60,544
Prepaid taxes and deferred tax assets	4,184	2,753
Prepaid expenses	4,620	1,857

Total current assets	186,999	170,121

Property and equipment:
Land, buildings and leasehold improvements	243,704	240,018
Machinery and equipment	263,278	258,736
Motor vehicles	71,748	70,048

	578,730	568,802
Less - accumulated depreciation	288,409	280,012

	290,321	288,790

Goodwill	181,457	180,685
Customer contracts, net	51,233	51,572
Intangible assets, net	5,945	6,301
Other assets	4,289	3,353

	$720,244	$700,822

Liabilities and Shareholders' Equity
Current liabilities:
Current maturities of long-term obligations	$1,374	$986
Accounts payable	35,434	33,754
Accrued liabilities	74,037	72,824
Accrued and deferred income taxes	12,552	5,611

Total current liabilities	123,397	113,175

Long-term obligations, net of current maturities	171,146	177,855
Deferred income taxes	42,102	42,043

Commitments and Contingencies
Shareholders' equity:
Preferred stock, $1.00 par value; 2,000,000 shares authorized; no
shares outstanding	--	--
Common stock, $.10 par value; 30,000,000 shares authorized; shares
outstanding 9,449,713 and 9,276,479, respectively	945	928
Class B Common stock, $.10 par value; 20,000,000 shares authorized;
shares outstanding 9,758,560 and 9,929,144, respectively	976	993
Capital surplus	13,175	13,138
Retained earnings	365,904	353,196
Accumulated other comprehensive income (loss)	2,599	(506)

Total shareholders' equity	383,599	367,749

	$720,244	$700,822

(a) Derived from audited financial statements

The accompanying notes are an integral part of these condensed consolidated financial statements.

UniFirst Corporation and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)

(In thousands, except per share data)	Thirteen Weeks Ended November 27, 2004	Thirteen Weeks Ended November 29, 2003
Revenues	$188,434	$180,898

Costs and expenses:
Operating costs	116,033	115,088
Selling and administrative expenses	38,601	36,827
Depreciation and amortization	10,663	11,028

	165,297	162,943

Income from operations	23,137	17,955

Interest:
Interest expense	2,191	3,242
Interest income	(369)	(292)
Interest rate swap income	(223)	(480)

	1,599	2,470

Income before income taxes	21,538	15,485
Provision for income taxes	8,184	5,962

Net income	$13,354	$9,523

Weighted average number of shares outstanding:
Basic-Common Stock	9,281	9,009
Basic-Class B Common Stock	9,926	10,175
Diluted-Common Stock	19,277	19,249

Net income per share:
Basic-Common Stock	$0.78	$0.56
Basic-Class B Common Stock	0.62	0.44
Diluted-Common Stock	0.69	0.49

Dividends per share:
Common Stock	$0.0375	$0.0375
Class B Common Stock	0.0300	0.0300

The accompanying notes are an integral part of these condensed consolidated financial statements.

UniFirst Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

(In thousands)	Thirteen Weeks Ended November 27, 2004	Thirteen Weeks Ended November 29, 2003
Cash flows from operating activities:
Net income	$13,354	$9,523
Adjustments:
Depreciation	9,272	9,491
Amortization of intangible assets	1,391	1,537
Amortization of deferred financing costs	173	290
Accretion on asset retirement obligations	96	96
Interest rate swap income	(223)	(480)
Changes in assets and liabilities, net of acquisitions:
Receivables	(11,924)	(10,327)
Inventories	3,800	3,098
Rental merchandise in service	(2,692)	4,390
Prepaid expenses	(2,763)	947
Accounts payable	1,680	(3,427)
Accrued liabilities	1,341	2,139
Accrued and deferred income taxes	5,569	5,671

Net cash provided by operating activities	19,074	22,948

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(2,023)	(175,628)
Capital expenditures	(10,791)	(6,747)
Other	(653)	(3,510)

Net cash used in investing activities	(13,467)	(185,885)

Cash flows from financing activities:
Proceeds from long term obligations	455	177,293
Payments on long term obligations	(6,776)	(9,590)
Payment of deferred financing costs	--	(3,478)
Proceeds from exercise of common stock options	37	97
Payment of cash dividends	(647)	(643)

Net cash (used in) provided by financing activities	(6,931)	163,679

Effect of exchange rate changes	3,105	1,193

Net increase in cash and cash equivalents	1,781	1,935
Cash and cash equivalents at beginning of period	4,436	6,053

Cash and cash equivalents at end of period	$6,217	$7,988

The accompanying notes are an integral part of these condensed consolidated financial statements.

UniFirst Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements

(Amounts in thousands, except per share and common stock options data)

1. Summary of Critical and Significant Accounting Policies

Business Description

UniFirst Corporation (the “Company”) is one of the largest providers of workplace uniforms and protective clothing in the United States. The Company designs, manufactures, personalizes, rents, cleans, delivers, and sells a wide range of uniforms and protective clothing, including shirts, pants, jackets, coveralls, jumpsuits, lab coats, smocks and aprons, and also rents industrial wiping products, floor mats, facility service products, other non-garment items, and provides first aid cabinet services and other safety supplies, to a variety of manufacturers, retailers and service companies. The Company serves businesses of all sizes in numerous industry categories. Typical customers include automobile service centers and dealers, delivery services, food and general merchandise retailers, food processors and service operations, light manufacturers, maintenance facilities, restaurants, service companies, soft and durable goods wholesalers, transportation companies, and others who require employee clothing for image, identification, protection or utility purposes. At certain specialized facilities, the Company also decontaminates and cleans work clothes that may have been exposed to radioactive materials and services special cleanroom protective wear. Typical customers for these specialized services include government agencies, research and development laboratories, high technology companies and utilities operating nuclear reactors.

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

Fiscal Year

The Company’s fiscal year ends on the last Saturday in August. For financial reporting purposes, fiscal 2005 will have 52 weeks, as did fiscal 2004.

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

Inventories and Rental Merchandise in Service

Inventories are stated at the lower of cost or market value, net of any reserve for excess and obsolete inventory. Judgments and estimates are used in determining the likelihood that new goods on hand can be sold to customers or used in rental operations. Historical inventory usage and current revenue trends are considered in estimating both excess and obsolete inventories. If actual product demand and market conditions are less favorable than those projected by management, additional inventory write-downs may be required. The Company uses the last-in, first-out (LIFO) method to value a significant portion of its inventories. Had the Company used the first-in, first-out (FIFO) accounting method, inventories would have been approximately $1.5 million higher at November 27, 2004 and August 28, 2004. Substantially all inventories represent finished goods.

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

Goodwill and Other Intangible Assets

The Company adopted Statement of Financial Accounting Standards “SFAS” No. 142, “Goodwill and Other Intangible Assets”, effective August 26, 2001. Under SFAS No. 142, goodwill is no longer amortized. SFAS No. 142 also requires that companies test goodwill for impairment on an annual basis and when events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit to which goodwill is assigned below its carrying amount. Our evaluation considers changes in the operating environment, competitive information, market trends, operating performance and cash flow modeling. Management completes its annual impairment test in the fourth quarter of each fiscal year and there have been no impairments of goodwill or definite-lived intangible assets since the adoption of SFAS No. 142. Future events could cause management to conclude that impairment indicators exist and that goodwill and other intangibles associated with acquired businesses are impaired. Any resulting impairment loss could have a material impact on our financial condition and results of operations.

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

Net Income per Share

The Common Stock of the Company has a 25% dividend preference to the Class B Common Stock. The Class B Common Stock, which has ten votes per share as opposed to one vote per share for the Common Stock, is not freely transferable but may be converted at any time on a one-for-one basis into Common Stock at the option of the holder of the Class B Common Stock. The company uses the dual class method in accordance with SFAS No. 128, “Earnings per Share”, and Emerging Issues Task Force (“EITF”) Issue No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128", to calculate basic earnings per share for each class of common stock. This method assumes that 100% of the Company’s earnings are distributed as dividends to each class of common stock based on their respective dividend rights. The result is that the basic earnings per share for the Common Stock are 25% greater than the basic earnings per share of the Class B Common Stock.

Basic earnings per share for the Company’s Common Stock and Class B Common Stock is calculated by dividing net income allocated to Common Stock and Class B Common Stock by the weighted average number of shares of Common Stock and Class B Common Stock outstanding, respectively. Diluted earnings per share for the Company’s Common Stock is calculated assuming the Class B Common Stock has been converted to Common Stock and includes the dilutive effect of the assumed exercise of stock options issuable under the Company’s stock-based employee compensation plan.

The following table shows how net income has been allocated using this method:

	Thirteen Weeks Ended November 27, 2004	Thirteen Weeks Ended November 29, 2003
Allocation of net income
Basic:
Common Stock	$7,197	$5,003
Class B Common Stock	6,157	4,520

Diluted-Common Stock	$13,354	$9,523

The following table illustrates the weighted average number of Common and Class B Common shares outstanding during the year and are utilized in the calculation of earnings per share:

	Thirteen Weeks Ended November 27, 2004	Thirteen Weeks Ended November 29, 2003
Weighted average number of Common shares - basic	9,281	9,009
Add: effect of dilutive potential Common shares - employee common
stock options	70	65
Add: effect assuming conversion of Class B Common shares into
Common Stock	9,926	10,175

Weighted average number of Common shares - diluted	19,277	19,249

Weighted average number of Class B Common shares - basic	9,926	10,175

Stock Based Compensation

The Company has a stock-based employee compensation plan which is described in Note 10 to the consolidated financial statements on the Company’s most recently filed Form 10-K. The Company uses the intrinsic value method to account for the plans under Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees,” under which no compensation cost has been recognized related to stock option grants. The Company has adopted the disclosure provisions of SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure”. Had compensation cost for this plan been determined consistent with SFAS No. 123, the Company’s net income and earnings per share would have been reduced to the following pro forma amounts for the following periods:

	Thirteen Weeks Ended November 27, 2004	Thirteen Weeks Ended November 29, 2003
Net income	$13,354	$9,523
Less: pro forma compensation expense, net of tax	(110)	(48)

Pro forma net income	$13,244	$9,475

Net income per share:
As reported:
Basic-Common Stock	$0.78	$0.56
Basic-Class B Common Stock	0.62	0.44
Diluted- Common Stock	0.69	0.49

Pro forma:
Basic-Common Stock	$0.77	$0.55
Basic-Class B Common Stock	0.62	0.44
Diluted-Common Stock	0.69	0.49

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

2. Comprehensive Income

The components of accumulated other comprehensive income are as follows:

	Thirteen Weeks Ended November 27, 2004	Thirteen Weeks Ended November 29, 2003
Net income	$13,354	$9,523
Other comprehensive income:
Foreign currency translation adjustments	3,105	1,193

Comprehensive income	$16,459	$10,716

3. Acquisitions

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

At the time of acquisition, management initiated a plan to integrate certain Textilease facilities into existing operations. Included in the purchase price allocation is an accrual for exit costs and employee termination benefits. As of November 27, 2004 and August 28, 2004, the accrual balances of $1.7 million and $2.0 million, respectively, are included in accrued liabilities in the accompanying condensed consolidated balance sheet. The Company expects to incur substantially all of the remaining costs within twenty-four months of the Closing Date. The changes in the accrual for the thirteen weeks ended November 27, 2004 are as follows:

	Severance Related Costs	Facility Closing and Lease Cancellation Costs	Total
Balance at August 28, 2004	$1,288	$729	$2,017
Charges	(295)	--	(295)

Balance at November 27, 2004	$993	$729	$1,722

4. Derivative Instruments and Hedging Activities

The Company had entered into an interest rate swap agreement, which expired on October 13, 2004, to manage its exposure to movements in interest rates on its variable rate debt. The Company reflected all changes in the fair value of the swap agreement in earnings in the period of change. The swap agreement, notional amount $40,000 (the “$40,000 SWAP”), matured October 13, 2004. The Company paid a fixed rate of 6.38% and received a variable rate tied to the three month LIBOR rate. As of August 28, 2004, the applicable variable rate was 1.59%. The Company has recorded, in the interest rate swap income line item of its consolidated statements of income, income of $223 and $480 for the thirteen weeks ended November 27, 2004 and November 29, 2003, respectively, for the changes in the fair value of the $40,000 SWAP.

5. Asset Retirement Obligations

The Company accounts for asset retirement obligations in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 generally applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset. Under this accounting method, the Company recognizes asset retirement obligations in the period in which they are incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized and set up as a liability as part of the carrying amount of the long-lived assets.

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

In fiscal 2003, the Company began decommissioning one of the nuclear laundry facilities for which it had recognized an asset retirement obligation. Costs incurred in connection with the decommissioning for the thirteen weeks ended November 27, 2004 were approximately $142. As of November 27, 2004, the Company believes this current decommissioning project will be completed by the end of fiscal 2005.

A reconciliation of the Company’s liability is as follows:

Balance at August 28, 2004	$7,446
Accretion expense	96
Asset retirement costs incurred	(142)

Balance at November 27, 2004	$7,400

As of November 27, 2004, the $7.4 million asset retirement obligation is included in accrued liabilities in the accompanying condensed consolidated balance sheet.

6. Contingencies

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

The Company’s nuclear garment decontamination facilities are licensed by the Nuclear Regulatory Commission (“NRC”), or in certain cases by the applicable state agency, and are subject to regulation by federal, state and local authorities. There can be no assurance that such regulation will not lead to material disruptions in the Company’s garment decontamination business.

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

7. Recent Accounting Pronouncement

On October 13, 2004, the Financial Accounting Standards Board (“FASB”) concluded that SFAS No. 123R, “Share Based Payments” which would require companies to measure compensation cost for all share-based payments, including employee stock options, would be effective for public companies for interim or annual periods beginning after June 15, 2005. Retroactive application of the requirements of SFAS No. 123 and SFAS No. 123R to the beginning of the fiscal year that includes the effective date would be permitted, but not required. Early adoption of SFAS No. 123R is encouraged. The FASB issued SFAS No. 123R on December 16, 2004. The Company believes the impact of adopting SFAS No. 123R will not have a material impact on the results of operations of the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in thousands, except per share and common stock options data)

Overview

UniFirst is one of the largest providers of workplace uniforms and protective clothing in the United States. The Company designs, manufactures, personalizes, rents, cleans, delivers, and sells a wide range of uniforms and protective clothing, including shirts, pants, jackets, coveralls, jumpsuits, lab coats, smocks and aprons, and also rents industrial wiping products, floor mats and other non-garment items, to a variety of manufacturers, retailers and service companies. The Company serves businesses of all sizes in numerous industry categories. Typical customers include automobile service centers and dealers, delivery services, food and general merchandise retailers, food processors and service operations, light manufacturers, maintenance facilities, restaurants, service companies, soft and durable goods wholesalers, transportation companies, and others who require employee clothing for image, identification, protection or utility purposes. At certain specialized facilities, the Company also decontaminates and cleans work clothes that may have been exposed to radioactive materials and services special cleanroom protective wear. Typical customers for these specialized services include government agencies, research and development laboratories, high technology companies and utilities operating nuclear reactors.

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

Goodwill, Intangibles and Other Long-Lived Assets

The Company adopted SFAS No. 142 effective August 26, 2001. Under SFAS No. 142, goodwill is no longer amortized. SFAS 142 also requires that companies test goodwill for impairment on an annual basis and when events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit to which goodwill is assigned below its carrying amount. Our evaluation considers changes in the operating environment, competitive information, market trends, operating performance and cash flow modeling. Management completes its annual impairment test in the fourth quarter of each fiscal year and there have been no impairments of goodwill or definite-lived intangible assets since the adoption of SFAS No. 142. Future events could cause management to conclude that impairment indicators exist and that goodwill and other intangibles associated with acquired businesses are impaired. Any resulting impairment loss could have a material impact on our financial condition and results of operations.

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

Results of Operations

The amounts of revenues and certain expense items for the thirteen weeks ended November 27, 2004 and November 29, 2003 and the percentage changes in revenues and certain expense items between these periods are presented in the following table:

	Thirteen Weeks Ended November 27, 2004	Thirteen Weeks Ended November 29, 2003	% Change
Revenues	$188,434	$180,898	4.2%

Costs and expenses:
Operating costs	61.6%	63.6%	0.8%
Selling and administrative expenses	20.5%	20.4%	4.8%
Depreciation and amortization	5.7%	6.1%	-3.3%

	87.8%	90.1%	1.4%

Income from operations	12.2%	9.9%	28.9%

Interest	0.8%	1.4%	-35.3%

Income before income taxes	11.4%	8.5%	39.1%
Provision for income taxes	4.3%	3.3%	37.3%

Net income	7.1%	5.2%	40.2%

Thirteen Weeks Ended November 27, 2004 Compared with Thirteen Weeks Ended November 29, 2003

Revenues.     Revenues for the thirteen weeks ended November 27, 2004 increased 4.2% to $188.4 million as compared with $180.9 million for the thirteen weeks ended November 29, 2003. The increase is primarily due to revenue growth in the laundry operations as a result of internal growth, increased charges for damaged garments, and price increases. Revenues from the nuclear and first aid divisions accounted for 0.7% of the increase. These increases were offset somewhat by the sale of certain linen business in fiscal 2004 which reduced revenues by approximately 0.7%.

Operating costs. Operating costs increased to $116.0 million for the thirteen weeks ended November 27, 2004 as compared with $115.1 million for the thirteen weeks ended November 29, 2003. However, as a percentage of revenues, operating costs decreased to 61.6% from 63.6%. The primary reason for this decrease was lower merchandise costs. Of this decrease, 1.4% was from lower merchandise amortization for the locations acquired as part of the Textilease acquisition. The Company also benefited from cost savings realized from the Company’s manufacturing operations in Mexico and lower production payroll costs as a percent of revenues. These benefits were somewhat offset by higher energy costs associated with operating industrial laundries as well as in utilizing our fleet of delivery vehicles.

Selling and administrative expenses. The Company’s selling and administrative expenses increased to $38.6 million, or 20.5% of revenues, for the thirteen weeks ended November 27, 2004 as compared with $36.8 million, or 20.4% of revenues, for the thirteen weeks ended November 29, 2003. The increase in overall selling and administrative expenses is consistent with the Company’s revenue growth.

Depreciation and amortization. The Company’s depreciation and amortization expense decreased to $10.7 million, or 5.7% of revenues, for the thirteen weeks ended November 27, 2004, as compared with $11.0 million, or 6.1% of revenues, for the thirteen weeks ended November 29, 2003. The decrease in depreciation and amortization expense was primarily related to certain fixed assets purchased by the Company becoming fully depreciated in fiscal 2004, as well as certain intangible assets becoming fully amortized in fiscal 2004.

Interest.     The Company’s interest expense was $1.6 million, or 0.8% of revenues, for the thirteen weeks ended November 27, 2004, as compared with $2.5 million, or 1.4% of revenues, for the thirteen weeks ended November 29, 2003. The decrease in interest expense was due to the significant reduction in the level of debt outstanding during the two periods. The average debt outstanding in the period ended November 27, 2004 was $175.7 million as compared to $243.8 million during the period ended November 29, 2003.

Provision for income taxes. The Company’s effective income tax rate was 38.0% for the thirteen weeks ended November 27, 2004 and 38.5% for the thirteen weeks ended November 29, 2003. This decrease is primarily due to changes in the provision required for foreign taxes.

Liquidity and Capital Resources

General.     For the thirteen weeks ended November 27, 2004, the Company had a net increase in cash and cash equivalents of $1.8 million. The Company completed the thirteen weeks ended November 27, 2004 with cash and cash equivalents of $6.2 million and working capital of $63.6 million. The Company believes that current cash and cash equivalent balances, cash generated from operations and amounts available under the Company’s Amended Credit Agreement (defined below) will be sufficient to meet the Company’s anticipated working capital and capital expenditure requirements for at least the next 12 months.

Sources and uses of cash. During the thirteen weeks ended November 27, 2004, the Company generated cash primarily from operating activities. The Company’s operating activities provided net cash of $19.1 million, resulting primarily from net income of $13.4 million, amounts charged for depreciation and amortization of $10.7 million, a net decrease in inventories of $3.8 million, an increase in accounts payable, accrued liabilities, and accrued and deferred income taxes of $8.6 million, offset by an increase in accounts receivable of $11.9 million, an increase in rental merchandise in service of $2.7 million and an increase in prepaid expenses of $2.8 million. The Company used its cash to, among other things, fund $10.8 million in capital expenditures, fund the acquisitions of businesses of approximately $2.0 million, and make payments on long-term debt obligations of $6.8 million.

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

The Company also amended its Credit Agreement (“Amended Credit Agreement”) to, among other things, reduce the amount available for borrowing thereunder to $125 million and to reduce interest rates payable on such borrowings. As amended, loans under the Amended Credit Agreement, which matures September 2, 2007, bear interest at floating rates which vary based on the Company’s funded debt ratio. The proceeds from the Fixed Rate Notes and the Floating Rate Notes were used to repay borrowings under the Amended Credit Agreement. At November 27, 2004, the interest rate applicable to the Company’s borrowings under the Amended Credit Agreement was LIBOR plus 100 basis points, which approximated 3.1%. As of November 27, 2004 the Company had outstanding borrowings of $4.0 million, letters of credit of $24.4 million and $96.6 million available for borrowing . Availability of credit requires compliance with financial and other covenants. Under the most restrictive of these provisions, the Company was required to maintain minimum consolidated tangible net worth as of November 27, 2004 of $115.0 million. As of November 27, 2004, the Company was in compliance with all covenants under the Note Agreement and the Amended Credit Agreement.

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

At the time of acquisition, management initiated a plan to integrate certain Textilease facilities into existing operations. Included in the purchase price allocation is an accrual for exit costs and employee termination benefits. As of November 27, 2004 and August 28, 2004, the accrual balances of $1.7 million and $2.0 million, respectively are included in accrued liabilities in the accompanying condensed consolidated balance sheet. The Company expects to incur substantially all of the remaining costs within twenty-four months of the Closing Date. The changes in the accrual for the thirteen weeks ended November 27, 2004 are as follows:

	Severance Related Costs	Facility Closing and Lease Cancellation Costs	Total
Balance at August 28, 2004	$1,288	$729	$2,017

Charges	(295)	--	(295)

Balance at November 27, 2004	$993	$729	$1,722

Recent Accounting Pronouncement

On October 13, 2004, the FASB concluded that SFAS No. 123R, “Share Based Payments” which would require companies to measure compensation cost for all share-based payments, including employee stock options, would be effective for public companies for interim or annual periods beginning after June 15, 2005. Retroactive application of the requirements of SFAS No. 123 and SFAS No. 123R to the beginning of the fiscal year that includes the effective date would be permitted, but not required. Early adoption of SFAS No. 123R is encouraged. The FASB issued SFAS No. 123R on December 16, 2004. The Company believes the impact of adopting SFAS No. 123R will not have a material impact on the results of operations of the Company.

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

SAFE HARBOR FOR FORWARD LOOKING STATEMENTS

Forward looking statements contained in this report are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995 and are highly dependent upon a variety of important factors that could cause actual results to differ materially from those reflected in such forward looking statements. Such factors include uncertainties regarding the Company’s ability to consummate and successfully integrate acquired businesses, uncertainties regarding any existing or newly-discovered expenses and liabilities related to environmental compliance and remediation, the Company’s ability to compete successfully without any significant degradation in its margin rates, seasonal fluctuations in business levels, uncertainties regarding the price levels of natural gas, electricity, fuel, and labor, the impact of negative economic conditions on the Company’s customers and such customer’s workforce, the continuing increase in domestic healthcare costs, demand and prices for the Company’s products and services, the impact of interest rate variability upon the Company’s interest rate swap arrangements, additional professional and internal costs necessary for compliance with recent and proposed future changes in Securities and Exchange Commission (including the Sarbanes-Oxley Act of 2002), New York Stock Exchange, and accounting rules, strikes and unemployment levels, the Company’s efforts to evaluate and potentially reduce internal costs, economic and other developments associated with the war on terrorism and its impact on the economy and general economic conditions. When used in this report, the words “intend”, “anticipate”, “believe”, “estimate”, and “expect” and similar expressions as they relate to the Company are included to identify such forward looking statements.

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

Interest Rate Risk

The Company is exposed to market risk from changes in interest rates which may adversely affect its financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, the Company manages exposures through its regular operating and financing activities. The Company is exposed to interest rate risk primarily through its borrowings under its $125 million Amended Credit Agreement with a syndicate of banks and its $90 million of Floating Rate Notes with a group of insurance companies. Under both agreements, the Company borrows funds at variable interest rates based on the Eurodollar rate or LIBOR rates. As of November 27, 2004, the Company’s outstanding debt approximates its carrying value.

The Company entered into a $40 million interest rate swap agreement to manage its exposure to movements in interest rates on its variable rate debt. This swap agreement, which expired on October 13, 2004, effectively changed the variable rate to a fixed rate. Changes in the fair value of the swap agreement have been recorded in the Company’s consolidated statement of income in the period of change in fair value.

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

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the first quarter of fiscal year 2005 that have materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 6.	EXHIBITS
*	31.1 Rule 13a-14(a)/15d-14(a) certification of Ronald D. Croatti
*	31.2 Rule 13a-14(a)/15d-14(a) certification of John B. Bartlett
**	32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
**	32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

January 6, 2005	UniFirst Corporation By: /s/ Ronald D. Croatti Ronald D. Croatti President and Chief Executive Officer
January 6, 2005	UniFirst Corporation By: /s/ John B. Bartlett John B. Bartlett Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

DESCRIPTION

*	31.1 Rule 13a-14(a)/15d-14(a) certification of Ronald D. Croatti
*	31.2 Rule 13a-14(a)/15d-14(a) certification of John B. Bartlett
**	32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
**	32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
*	Filed herewith
**	Furnished herewith