Form 10-Q
period 2005-02-26
UNIFIRST CORP
filed 2005-04-07
CIK 717954

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended February 26, 2005

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

Yes     No

The number of outstanding shares of UniFirst Corporation Common Stock and Class B Common Stock at March 31, 2005 were 9,464,138 and 9,758,560, respectively.

UniFirst Corporation
Quarterly Report on Form 10-Q
For the Quarter ended February 26, 2005

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UniFirst Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands, except per share data)	February 26, 2005	August 28, 2004 (a)
Assets
Current assets:
Cash and cash equivalents	$5,598	$4,436
Receivables, less reserves of $3,419 and $2,616, respectively	79,105	69,471
Inventories	26,595	31,060
Rental merchandise in service	65,774	60,544
Prepaid taxes and deferred tax assets	4,184	2,753
Prepaid expenses	3,588	1,857

Total current assets	184,844	170,121

Property and equipment:
Land, buildings and leasehold improvements	253,017	240,018
Machinery and equipment	266,442	258,736
Motor vehicles	74,478	70,048

	593,937	568,802
Less - accumulated depreciation	294,141	280,012

	299,796	288,790

Goodwill	186,462	180,685
Customer contracts, net	51,448	51,572
Intangible assets, net	6,152	6,301
Other assets	3,101	3,353

	$731,803	$700,822

Liabilities and Shareholders' Equity
Current liabilities:
Current maturities of long-term obligations	$1,195	$986
Accounts payable	36,770	33,754
Accrued liabilities	73,639	72,824
Accrued and deferred income taxes	6,572	5,611

Total current liabilities	118,176	113,175

Long-term obligations, net of current maturities	179,443	177,855
Deferred income taxes	42,074	42,043
Commitments and Contingencies
Shareholders' equity:
Preferred stock, $1.00 par value; 2,000,000 shares authorized; no
shares outstanding	--	--
Common stock, $.10 par value; 30,000,000 shares authorized; shares
outstanding 9,462,213 and 9,276,479, respectively	946	928
Class B common stock, $.10 par value; 20,000,000 shares
authorized; shares outstanding 9,758,560 and 9,929,144, respectively	976	993
Capital surplus	13,339	13,138
Retained earnings	375,318	353,196
Accumulated other comprehensive income (loss)	1,531	(506)

Total shareholders' equity	392,110	367,749

	$731,803	$700,822

(a)     Derived from audited financial statements

The accompanying notes are an integral part of these condensed consolidated financial statements.

UniFirst Corporation and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)

	Twenty-Six Weeks Ended		Thirteen Weeks Ended
(In thousands, except per share data)	February 26, 2005	February 28, 2004	February 26, 2005	February 28, 2004
Revenues	$379,118	$358,305	$190,684	$177,407

Costs and expenses:
Operating costs (1)	237,955	230,801	121,922	115,713
Selling and administrative expenses (1)	78,601	73,861	40,000	37,034
Depreciation and amortization	21,730	22,727	11,067	11,699

	338,286	327,389	172,989	164,446

Income from operations	40,832	30,916	17,695	12,961

Other expense (income):
Interest expense	4,255	6,244	2,064	3,002
Interest income	(970)	(631)	(601)	(339)
Interest rate swap income	(223)	(900)	--	(420)

	3,062	4,713	1,463	2,243

Income before income taxes	37,770	26,203	16,232	10,718
Provision for income taxes	14,353	10,088	6,169	4,126

Net income	$23,417	$16,115	$10,063	$6,592

Weighted average number of shares outstanding:
Basic-Common Stock	9,369	9,015	9,456	9,022
Basic-Class B Common Stock	9,843	10,172	9,759	10,168
Dilutive effect of common stock options	84	62	100	63

Diluted- Common Stock	19,296	19,249	19,315	19,253

Net income per share:
Basic-Common Stock	$1.36	$0.94	$0.58	$0.38
Basic-Class B Common Stock	1.09	0.75	0.47	0.31
Diluted-Common Stock	1.21	0.84	0.52	0.34

Dividends per share:
Common Stock	$0.0750	$0.0750	$0.0375	$0.0375
Class B Common Stock	0.0600	0.0600	0.0300	0.0300

(1) - Exclusive of depreciation and amortization

The accompanying notes are an integral part of these condensed consolidated financial statements.

UniFirst Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

(In thousands)	Twenty-Six Weeks Ended February 26, 2005	Twenty-Six Weeks Ended February 28, 2004
Cash flows from operating activities:
Net income	$23,417	$16,115
Adjustments:
Depreciation	18,850	19,484
Amortization of intangible assets	2,880	3,243
Amortization of deferred financing costs	347	580
Accretion on asset retirement obligations	192	193
Interest rate swap income	(223)	(900)
Changes in assets and liabilities, net of acquisitions:
Receivables	(9,259)	(5,456)
Inventories	4,465	1,855
Rental merchandise in service	(4,596)	7,181
Prepaid expenses	(1,731)	77
Accounts payable	3,016	(4,550)
Accrued liabilities	831	3,736
Accrued and deferred income taxes	(439)	2,332

Net cash provided by operating activities	37,750	43,890

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(10,402)	(178,940)
Capital expenditures	(29,094)	(15,676)
Other	167	(1,027)

Net cash used in investing activities	(39,329)	(195,643)

Cash flows from financing activities:
Proceeds from long term obligations	9,002	176,603
Payments on long term obligations	(7,205)	(14,679)
Payment of deferred financing costs	--	(3,478)
Proceeds from exercise of common stock options	202	234
Payment of cash dividends	(1,295)	(1,287)

Net cash provided by financing activities	704	157,393

Effect of exchange rate changes	2,037	991

Net increase in cash and cash equivalents	1,162	6,631
Cash and cash equivalents at beginning of period	4,436	6,053

Cash and cash equivalents at end of period	$5,598	$12,684

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

Inventories and Rental Merchandise in Service

Inventories are stated at the lower of cost or market value, net of any reserve for excess and obsolete inventory. Judgments and estimates are used in determining the likelihood that new goods on hand can be sold to customers or used in rental operations. Historical inventory usage and current revenue trends are considered in estimating both excess and obsolete inventories. If actual product demand and market conditions are less favorable than those projected by management, additional inventory write-downs may be required. The Company uses the last-in, first-out (LIFO) method to value a significant portion of its inventories. Had the Company used the first-in, first-out (FIFO) accounting method, inventories would have been approximately $1.5 million higher at February 26, 2005 and August 28, 2004. Substantially all inventories represent finished goods.

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

Property and Equipment

Property and equipment are recorded at cost. The Company provides for depreciation on the straight-line method based on the following estimated useful lives:

Buildings	30-40 years
Leasehold improvements	Shorter of estimated life or term of lease
Machinery and equipment	3-10 years
Motor vehicles	3-5 years

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

Customer contracts are amortized over their estimated useful lives which have a weighted average useful life of approximately 14.7 years as of February 26, 2005. Restrictive covenants are amortized over the terms of the respective non-competition agreements, which have a weighted average useful life of approximately 9.4 years as of February 26, 2005. Other intangible assets, net, includes primarily deferred financing costs, which have a weighted average useful life of approximately 4.8 years as of February 26, 2005.

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

Basic earnings per share for the Company’s Common Stock and Class B Common Stock is calculated by dividing net income allocated to Common Stock and Class B Common Stock by the weighted average number of shares of Common Stock and Class B Common Stock outstanding, respectively. Diluted earnings per share for the Company’s Common Stock is calculated assuming the Class B Common Stock has been converted to Common Stock and includes the dilutive effect of the assumed exercise of stock options issuable under the Company’s stock-based employee compensation plan using the treasury stock method.

The following table shows how net income has been allocated using this method:

	Twenty-Six Weeks Ended February 26, 2005	Twenty-Six Weeks Ended February 28, 2004	Thirteen Weeks Ended February 26, 2005	Thirteen Weeks Ended February 28, 2004
Allocation of net income
Basic:
Common Stock	$12,723	$8,470	$5,512	$3,467
Class B Common Stock	10,694	7,645	4,551	3,125

Diluted-Common Stock	$23,417	$16,115	$10,063	$6,592

The following table illustrates the weighted average number of Common and Class B Common shares outstanding during the year and utilized in the calculation of earnings per share:

	Twenty-Six Weeks Ended February 26, 2005	Twenty-Six Weeks Ended February 28, 2004	Thirteen Weeks Ended February 26, 2005	Thirteen Weeks Ended February 28, 2004
Weighted average number of Common shares - basic	9,369	9,015	9,456	9,022
Add: effect of dilutive potential Common
shares - employee common stock options	84	62	100	63
Add: effect assuming conversion of Class B
Common shares into Common Stock	9,843	10,172	9,759	10,168

Weighted average number of Common shares - diluted	19,296	19,249	19,315	19,253

Weighted average number of Class B Common shares - basic	9,843	10,172	9,759	10,168

Stock Based Compensation

The Company has a stock-based employee compensation plan (the “Plan”)which is described in Note 10 to the consolidated financial statements on the Company’s most recently filed Form 10-K. The Company uses the intrinsic value method to account for the plans under Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees,” under which no compensation cost has been recognized related to stock option grants. The Company has adopted the disclosure provisions of SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure”. Had compensation cost for the Plan been determined consistent with SFAS No. 123, the Company’s net income and earnings per share would have been reduced to the following pro forma amounts for the following periods:

	Twenty-Six Weeks Ended February 26, 2005	Twenty-Six Weeks Ended February 28, 2004	Thirteen Weeks Ended February 26, 2005	Thirteen Weeks Ended February 28, 2004
Net income	$23,417	$16,115	$10,063	$6,592
Less: pro forma compensation expense, net of tax	(189)	(108)	(79)	(60)

Pro forma net income	$23,228	$16,007	$9,984	$6,532

Net income per share:
As reported:
Basic-Common Stock	$1.36	$0.94	$0.58	$0.38
Basic-Class B Common Stock	1.09	0.75	0.47	0.31
Diluted- Common Stock	1.21	0.84	0.52	0.34

Pro forma:
Basic-Common Stock	$1.35	$0.93	$0.58	$0.38
Basic-Class B Common Stock	1.08	0.75	0.46	0.30
Diluted-Common Stock	1.20	0.83	0.52	0.34

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

Environmental and Other Contingencies

The Company is subject to legal proceedings and claims arising from the conduct of its business operations, including environmental matters, personal injury, customer contract matters and employment claims. Accounting principles generally accepted in the United States require that a liability for contingencies be recorded when it is probable that a liability has occurred and the amount of the liability can be reasonably estimated. Significant judgment is required to determine the existence of a liability, as well as the amount to be recorded. The Company regularly consults with attorneys and outside consultants to ensure that all of the relevant facts and circumstances are considered, before a contingent liability is recorded. The Company records accruals for environmental and other contingencies based on enacted laws, regulatory orders or decrees, the Company’s estimates of costs, insurance proceeds, participation by other parties and the timing of payments, and the input of outside consultants and attorneys.

The estimated liability for environmental contingencies has been discounted using risk-free rates of interest ranging from 4% to 5% over periods ranging from ten to thirty years. The estimated current costs, net of legal settlements with insurance carriers, have been adjusted for the estimated impact of inflation at 3% per year. Changes in enacted laws, regulatory orders or decrees, management’s estimates of costs, insurance proceeds, participation by other parties, the timing of payments and the input of outside consultants and attorneys based on changing legal or factual circumstances could have a material impact on the amounts recorded for environmental and other contingent liabilities. Refer to Note 6 of these Condensed Consolidated Financial Statements for additional discussion and analysis.

Reclassifications

Certain prior year amounts have been reclassified to conform with current year presentation. These reclassifications did not impact current or historical net income or shareholders’ equity.

2. Comprehensive Income

The components of comprehensive income are as follows:

	Twenty-Six Weeks Ended February 26, 2005	Twenty-Six Weeks Ended February 28, 2004	Thirteen Weeks Ended February 26, 2005	Thirteen Weeks Ended February 28, 2004
Net income	$23,417	$16,115	$10,063	$6,592
Other comprehensive income:
Foreign currency translation adjustments	2,037	991	(1,067)	(202)

Comprehensive income	$25,454	$17,106	$8,996	$6,390

3. Acquisitions

On September 2, 2003 (“Closing Date”), the Company completed its acquisition of 100% of Textilease Corporation (“Textilease”). The purchase price of approximately $175.6 million in cash was financed as part of a new $285.0 million unsecured revolving credit agreement (“Credit Agreement”), with a syndicate of banks. Textilease, headquartered in Beltsville, Maryland, had fiscal year 2002 revenues of approximately $95.0 million. It serviced over 25,000 uniform and textile products customers from 12 locations in six southeastern states, and also serviced a wide range of large and small first-aid service customers from additional specialized facilities. Textilease’s operating results have been included in the Company’s consolidated operating results since September 2, 2003.

At the time of acquisition, management initiated a plan to integrate certain Textilease facilities into existing operations. Included in the purchase price allocation was an accrual for exit costs and employee termination benefits. As of February 26, 2005 and August 28, 2004, the accrual balances of $1.6 million and $2.0 million, respectively, are included in accrued liabilities in the accompanying condensed consolidated balance sheets. The Company expects to incur substantially all of the remaining costs by December 2006. The changes in the accrual balance for the twenty-six weeks ended February 26, 2005 are as follows:

	Severance Related Costs	Facility Closing and Lease Cancellation Costs	Total
Balance at August 28, 2004	$1,288	$729	$2,017
Charges	(466)	--	(466)

Balance at February 26, 2005	$822	$729	$1,551

4. Derivative Instruments and Hedging Activities

The Company had entered into an interest rate swap agreement, which expired on October 13, 2004, to manage its exposure to movements in interest rates on its variable rate debt. The Company reflected all changes in the fair value of the swap agreement in earnings in the period of change. The swap agreement, notional amount $40.0 million (the “$40.0 million SWAP”), matured October 13, 2004. The Company paid a fixed rate of 6.38% and received a variable rate tied to the three month LIBOR rate. As of August 28, 2004, the applicable variable rate was 1.59%. The Company has recorded, in the interest rate swap income line item of its consolidated statements of income, income of $0 and $420 for the thirteen weeks ended February 26, 2005 and February 28, 2004, respectively, and income of $223 and $900 for the twenty-six weeks ended February 26, 2005 and February 28, 2004, respectively, for the changes in the fair value of the $40.0 million SWAP. As of February 26, 2005, there were no interest rate swap agreements outstanding.

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

In fiscal 2003, the Company began decommissioning one of the nuclear laundry facilities for which it had recognized an asset retirement obligation. Costs incurred in connection with the decommissioning for the twenty-six weeks ended February 26, 2005 were approximately $317. As of February 26, 2005, the Company believes this current decommissioning project will be completed by the end of fiscal 2005.

A reconciliation of the Company’s liability is as follows:

Twenty-Six Weeks Ended February 26, 2005
Balance - August 28, 2004	$7,446
Accretion expense	192
Asset retirement costs incurred	(317)

Balance - February 26, 2005	$7,321

As of February 26, 2005, the $7.3 million asset retirement obligation is included in accrued liabilities in the accompanying condensed consolidated balance sheet.

6. Commitments and Contingencies

The Company and its operations are subject to various federal, state and local laws and regulations governing, among other things, the generation, handling, storage, transportation, treatment and disposal of hazardous wastes and other substances. In particular, industrial laundries use and must dispose of detergent waste water and other residues. The Company is attentive to the environmental concerns surrounding the disposal of these materials and has, through the years, taken measures to avoid their improper disposal. In the past, the Company has settled, or contributed to the settlement of, actions or claims brought against the Company relating to the disposal of hazardous materials and there can be no assurance that the Company will not have to expend material amounts to remediate the consequences of any such disposal in the future.

Accounting principles generally accepted in the United States require that a liability for contingencies be recorded when it is probable that a liability has occurred and the amount of the liability can be reasonably estimated. Significant judgment is required to determine the existence of a liability, as well as the amount to be recorded. The Company regularly consults with attorneys and outside consultants to ensure that all of the relevant facts and circumstances are considered, before a contingent liability is recorded. Changes in enacted laws, regulatory orders or decrees, management’s estimates of costs, insurance proceeds, participation by other parties, the timing of payments and the input of outside consultants and attorneys based on changing legal or factual circumstances could have a material impact on the amounts recorded for environmental and other contingent liabilities.

Further, under environmental laws, an owner or lessee of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances located on or in or emanating from such property, as well as related costs of investigation and property damage. Such laws often impose liability without regard to whether the owner or lessee knew of or was responsible for the presence of such hazardous or toxic substances. There can be no assurances that acquired or leased locations have been operated in compliance with environmental laws and regulations or that future uses or conditions will not result in the imposition of liability upon the Company under such laws or expose the Company to third-party actions such as tort suits. The Company continues to address environmental conditions under terms of consent orders negotiated with the applicable environmental authorities or otherwise with respect to sites located in or related to Woburn, Massachusetts, Uvalde, Texas, Springfield, Massachusetts, Stockton, California, and three sites related to former operations in Williamstown, Vermont.

In addition, the Company is investigating the extent of environmental contamination and potential exposure at sites it recently acquired in connection with its acquisition of Textilease, and it is defending against claims concerning alleged environmental conditions with respect to a site once owned by a former subsidiary in Somerville, Massachusetts.

The Company has accrued certain costs related to the sites described above as it has been determined that the costs are probable and can be reasonably estimated. The Company also has potential exposure related to an additional parcel of land (the Central Area) related to the Woburn, Massachusetts site discussed above. Currently, the consent order for the Woburn, Massachusetts site discussed above does not define or require any remediation work in the Central Area. The Company has not accrued for this contingency as the Company believes, at this time, the liability is not probable and the amount of such contingent liability can not be reasonably estimated.

We routinely review and evaluate sites that may require remediation and monitoring and determine our estimated costs based on various estimates and assumptions. These estimates are developed using our internal sources or by third party environmental engineers or other service providers. Internally developed estimates are based on:

o	Management's judgment and experience in remediating and monitoring our sites;

o	Information available from regulatory agencies as to costs of remediation and monitoring;

o	The number, financial resources and relative degree of responsibility of other potentially responsible parties (PRPs) who may be liable for remediation and monitoring of a specific site; and

o	The typical allocation of costs among PRPs.

There is usually a range of reasonable estimates of the costs associated with each site. We generally use the amount within the range that constitutes our best estimate. Where we believe that both the amount of a particular liability and the timing of the payments are reliably determinable, we adjust the cost in current dollars using a rate of 3% for inflation until the time of expected payment and discount the cost to present value using risk-free rates of interest ranging from 4% to 5%.

For environmental liabilities that have been discounted, we include interest accretion, based on the effective interest method, in operating costs on the consolidated statement of income. The changes to our environmental liabilities for the year ended August 28, 2004 and the twenty-six week period ended February 26, 2005 are as follows (in thousands):

	Twenty-Six Weeks Ended February 26, 2005	Year Ended August 28, 2004
Beginning balance	$8,669	$5,377
Obligations assumed in connection with Textilease acquisition	--	3,200
Costs incurred for which reserves have been provided	(228)	(859)
Insurance proceeds received	90	263
Interest accretion	232	429
Revision in estimates	527	259

Ending balance	$9,290	$8,669

Anticipated payments and insurance proceeds of currently identified environmental remediation liabilities as of August 28, 2004 for the next five years and thereafter as measured in current dollars are reflected below.

(In Thousands)	2005	2006	2007	2008	2009	Thereafter	Total
Estimated costs - current
dollars	$1,409	$1,420	$2,203	$823	$758	$8,975	$15,588
Estimated insurance proceeds	(266)	(247)	(247)	(266)	(247)	(3,818)	(5,091)

Net anticipated costs	$1,143	$1,173	$1,956	$557	$511	$5,157	$10,497

Effect of Inflation							2,975
Effect of Discounting							(4,803)

Balance, August 28, 2004							$8,669

Estimated insurance proceeds are primarily received from an annuity received as part of a legal settlement with an insurance company. Annual proceeds of approximately $330 are deposited into an escrow account which funds remediation and monitoring costs for three sites related to former operations in Williamstown, Vermont. Annual proceeds received but not expended in the current year accumulate in this account and may be used in future years for costs related to this site through the year 2027. As of August 28, 2004 the balance in this escrow account, which is held in a trust and is not recorded on the Company’s consolidated balance sheet, was approximately $1.6 million. Also included in estimated insurance proceeds are amounts the Company is entitled to receive pursuant to legal settlements as reimbursements from three insurance companies for estimated costs at the site in Uvalde, Texas.

The Company’s nuclear garment decontamination facilities are licensed by the Nuclear Regulatory Commission (“NRC”), or, in certain cases, by the applicable state agency, and are subject to regulation by federal, state and local authorities. There can be no assurance that such regulation will not lead to material disruptions in the Company’s garment decontamination business.

From time to time, the Company is also subject to legal proceedings and claims arising from the conduct of its business operations, including litigation related to charges for certain ancillary services on invoices, personal injury claims, customer contract matters, employment claims and environmental matters as described above.

While it is impossible to ascertain the ultimate legal and financial liability with respect to contingent liabilities, including lawsuits and environmental contingencies, the Company believes that the aggregate amount of such liabilities, if any, in excess of amounts accrued or covered by insurance, will not have a material adverse effect on the consolidated financial position or results of operation of the Company. It is possible, however, that future financial position or results of operations for any particular future period could be materially affected by changes in the Company’s assumptions or strategies related to these contingencies or changes out of the Company’s control.

7. Recent Accounting Pronouncements

On October 13, 2004, the FASB concluded that SFAS No. 123R, “Share Based Payments” which would require companies to measure compensation cost for all share-based payments, including employee stock options, would be effective for public companies for interim or annual periods beginning after June 15, 2005. Retroactive application of the requirements of SFAS No. 123 and SFAS No. 123R to the beginning of the fiscal year that includes the effective date would be permitted, but not required. Early adoption of SFAS No. 123R is encouraged. The FASB issued SFAS No. 123R on December 16, 2004. The Company believes the impact of adopting SFAS No. 123R will not have a material impact on the results of operations of the Company. See Note 1 to these Condensed Consolidated Financial Statements for further discussion regarding stock based compensation.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — an amendment of ARB No. 43, Chapter 4” (SFAS No. 151). SFAS No. 151 requires that abnormal amounts of idle facility expense, freight, handling costs and wasted materials be recognized as current period charges. Further, SFAS No. 151 requires the allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. Unallocated overheads must be recognized as an expense in the period in which they are incurred. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application of the provisions of SFAS No. 151 is permitted for costs incurred after this statement was issued, but not required. The Company believes the impact of adopting SFAS No. 151 will not have a material impact on the results of operations of the Company.

8. Segment Reporting

The Company has a single reportable segment which manufactures and purchases, rents, cleans, delivers and sells uniforms and protective clothing, specialty garments and non-garment items which represents more than 95% of consolidated revenues. The remaining revenues are generated in connection with the sale of first aid cabinet services and other safety supplies.

The Company’s long-lived assets as of February 26, 2005 and August 28, 2004 and revenues for the periods ended February 26, 2005 and February 28, 2004 were attributed to the following countries (in thousands):

	February 26, 2005 Long-Lived Assets	Twenty-Six Weeks Ended February 26, 2005 Revenues	Thirteen Weeks Ended February 26, 2005 Revenues
United States	$517,293	$352,821	$177,309
Europe, Canada, and Mexico (1)	29,666	26,297	13,375

Total	$546,959	$379,118	$190,684

	August 28, 2004 Long-Lived Assets	Twenty-Six Weeks Ended February 28, 2004 Revenues	Thirteen Weeks Ended February 28, 2004 Revenues
United States	$503,124	$336,010	$166,132
Europe, Canada, and Mexico (1)	27,577	22,295	11,275

Total	$530,701	$358,305	$177,407

(1) -	There is no country with greater than 10% of total long-lived assets or revenues.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in thousands, except per share and common stock options data)

Overview

UniFirst is one of the largest providers of workplace uniforms and protective clothing in the United States. The Company designs, manufactures, personalizes, rents, cleans, delivers, and sells a wide range of uniforms and protective clothing, including shirts, pants, jackets, coveralls, jumpsuits, lab coats, smocks and aprons, and also rents industrial wiping products, floor mats and other non-garment items, to a variety of manufacturers, retailers and service companies. The Company serves businesses of all sizes in numerous industry categories. Typical customers include automobile service centers and dealers, delivery services, food and general merchandise retailers, food processors and service operations, light manufacturers, maintenance facilities, restaurants, service companies, soft and durable goods wholesalers, transportation companies, and others who require employee clothing for image, identification, protection or utility purposes. At certain specialized facilities, the Company also decontaminates and cleans work clothes that may have been exposed to radioactive materials and services special cleanroom protective wear. Typical customers for these specialized services include government agencies, research and development laboratories, high technology companies and utilities operating nuclear reactors. See Note 3 of Notes to the Condensed Consolidated Financial Statements for information related to the Company’s acquisition of Textilease Corporation on September 2, 2003.

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

Environmental and Other Contingencies

The Company is subject to legal proceedings and claims arising from the conduct of its business operations, including environmental matters, personal injury, customer contract matters and employment claims. Accounting principles generally accepted in the United States require that a liability for contingencies be recorded when it is probable that a liability has occurred and the amount of the liability can be reasonably estimated. Significant judgment is required to determine the existence of a liability, as well as the amount to be recorded. The Company regularly consults with attorneys and outside consultants to ensure that all of the relevant facts and circumstances are considered, before a contingent liability is recorded. The Company records accruals for environmental and other contingencies based on enacted laws, regulatory orders or decrees, the Company’s estimates of costs, insurance proceeds, participation by other parties and the timing of payments, and the input of outside consultants and attorneys.

The estimated liability for environmental contingencies has been discounted using risk-free rates of interest ranging from 4% to 5% over periods ranging from ten to thirty years. The estimated current costs, net of legal settlements with insurance carriers, have been adjusted for the estimated impact of inflation at 3% per year. Changes in enacted laws, regulatory orders or decrees, management’s estimates of costs, insurance proceeds, participation by other parties, the timing of payments and the input of outside consultants and attorneys based on changing legal or factual circumstances could have a material impact on the amounts recorded for environmental and other contingent liabilities. Refer to Note 6 of the Condensed Consolidated Financial Statements for additional discussion and analysis.

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

Results of Operations

The amounts of revenues and certain expense items for the twenty-six week periods and the thirteen week periods ended February 26, 2005 and February 28, 2004, respectively, and the percentage changes in revenues and certain expense items as a percentage of total revenues between these periods are presented in the following table:

	Twenty-Six Weeks Ended February 26, 2005	Twenty-Six Weeks Ended February 28, 2004	Thirteen Weeks Ended February 26, 2005	Thirteen Weeks Ended February 28, 2004	Percentage Change Twenty-Six Weeks FY2005 vs. FY2004		Percentage Change Thirteen Weeks FY2005 vs. FY2004
Revenues	100.0%	100.0%	100.0%	100.0%	5.8%		7.5%

Costs and expenses (% of total revenues):
Operating costs (1)	62.8%	64.4%	63.9%	65.2%	3.1%		5.4%
Selling and administrative expenses (1)	20.7%	20.6%	21.0%	20.9%	6.4%		8.0%
Depreciation and amortization	5.7%	6.3%	5.8%	6.6%	-4.4%		-5.4%

	89.2%	91.3%	90.7%	92.7%	3.3%		5.2%

Income from operations	10.8%	8.7%	9.3%	7.3%	32.1%		36.5%

Interest expense, net	0.8%	1.3%	0.8%	1.3%	-35.	0%	-34.	8%

Income before income taxes	10.0%	7.4%	8.5%	6.0%	44.1%		51.4%
Provision for income taxes	3.8%	2.8%	3.2%	2.3%	42.3%		49.5%

Net income	6.2%	4.6%	5.3%	3.7%	45.3%		52.7%

(1) -	Exclusive of depreciation and amortization

Twenty-Six Weeks Ended February 26, 2005 Compared with Twenty-Six Weeks Ended February 28, 2004

Revenues. Revenues for the twenty-six weeks ended February 26, 2005 increased 5.8% to $379.1 million as compared with $358.3 million for the twenty-six weeks ended February 28, 2004. The increase is primarily due to revenue growth in the laundry operations as a result of internal growth, increased charges for damaged garments, and price increases. Revenues from the nuclear and first aid divisions accounted for 0.8% of the increase. These increases were offset somewhat by the sale of a certain linen business in fiscal 2004 which reduced revenues by approximately 0.7%.

Operating costs. Operating costs increased to $238.0 million for the twenty-six weeks ended February 26, 2005 as compared with $230.8 million for the twenty-six weeks ended February 28, 2004. However, as a percentage of revenues, operating costs decreased to 62.8% from 64.4%. The primary reason for this decrease was lower merchandise costs. This decrease is also partially due to lower merchandise amortization for the locations acquired as part of the Textilease acquisition. The Company also benefited from cost savings realized from the Company’s manufacturing operations in Mexico and lower industrial laundry production payroll costs as a percentage of revenues. These benefits were somewhat offset by higher energy costs associated with operating industrial laundries as well as in utilizing our fleet of delivery vehicles.

Selling and administrative expenses. The Company’s selling and administrative expenses increased to $78.6 million, or 20.7% of revenues, for the twenty-six weeks ended February 26, 2005 as compared with $73.9 million, or 20.6% of revenues, for the twenty-six weeks ended February 28, 2004. The increase in overall selling and administrative expenses is consistent with the Company’s revenue growth.

Depreciation and amortization. The Company’s depreciation and amortization expense decreased to $21.7 million, or 5.7% of revenues, for the twenty-six weeks ended February 26, 2005, as compared with $22.7 million, or 6.3% of revenues, for the twenty-six weeks ended February 28, 2004. The decrease in depreciation and amortization expense was primarily related to certain fixed assets owned by the Company becoming fully depreciated in fiscal 2004, as well as certain intangible assets becoming fully amortized in fiscal 2004.

Interest. The Company’s interest expense, net was $3.1 million, or 0.8% of revenues, for the twenty-six weeks ended February 26, 2005, as compared with $4.7 million, or 1.3% of revenues, for the twenty-six weeks ended February 28, 2004. The decrease in interest expense was due to the significant reduction in the level of debt outstanding during the twenty-six week period ended February 26, 2005 as compared to the twenty-six week period ended February 28, 2004. The average debt outstanding in the twenty-six week period ended February 26, 2005 was $179.7 million as compared to $239.7 million during the twenty-six week period ended February 28, 2004.

Provision for income taxes. The Company’s effective income tax rate was 38.0% for the twenty-six weeks ended February 26, 2005 and 38.5% for the twenty-six weeks ended February 28, 2004. This decrease is primarily due to changes in the provision required for foreign taxes.

Thirteen Weeks Ended February 26, 2005 Compared with Thirteen Weeks Ended February 28, 2004

Revenues. Revenues for the thirteen weeks ended February 26, 2005 increased 7.5% to $190.7 million as compared with $177.4 million for the thirteen weeks ended February 28, 2004. The increase is primarily due to revenue growth in the laundry operations as a result of internal growth, increased charges for damaged garments, and price increases. Revenues from the nuclear and first aid divisions accounted for 1.1% of the increase. These increases were offset somewhat by the sale of certain linen business in fiscal 2004 which reduced revenues by approximately 0.6%.

Operating costs. Operating costs increased to $121.9 million for the thirteen weeks ended February 26, 2005 as compared with $115.7 million for the thirteen weeks ended February 28, 2004. However, as a percentage of revenues, operating costs decreased to 63.9% from 65.2%. The primary reason for this decrease was lower merchandise costs. This decrease is also partially due to lower merchandise amortization for the locations acquired as part of the Textilease acquisition. The Company also benefited from cost savings realized from the Company’s manufacturing operations in Mexico and lower industrial laundry production payroll costs as a percent of revenues. These benefits were somewhat offset by higher energy costs associated with operating industrial laundries as well as in utilizing our fleet of delivery vehicles.

Selling and administrative expenses. The Company’s selling and administrative expenses increased to $40.0 million, or 21.0% of revenues, for the thirteen weeks ended February 26, 2005 as compared with $37.0 million, or 20.9% of revenues, for the thirteen weeks ended February 28, 2004. The increase in overall selling and administrative expenses is consistent with the Company’s revenue growth.

Depreciation and amortization. The Company’s depreciation and amortization expense decreased to $11.1 million, or 5.8% of revenues, for the thirteen weeks ended February 26, 2005, as compared with $11.7 million, or 6.6% of revenues, for the thirteen weeks ended February 28, 2004. The decrease in depreciation and amortization expense was primarily related to certain fixed assets purchased by the Company becoming fully depreciated in fiscal 2004, as well as certain intangible assets becoming fully amortized in fiscal 2004.

Interest. The Company’s interest expense, net was $1.5 million, or 0.8% of revenues, for the thirteen weeks ended February 26, 2005, as compared with $2.2 million, or 1.3% of revenues, for the thirteen weeks ended February 28, 2004. The decrease in interest expense was due to the significant reduction in the level of debt outstanding during the thirteen week period ended February 26, 2005 as compared to the thirteen week period ended February 28, 2004. The average debt outstanding in the thirteen week period ended February 26, 2005 was $176.6 million as compared to $236.7 million during the thirteen week period ended February 28, 2004.

Provision for income taxes. The Company’s effective income tax rate was 38.0% for the thirteen weeks ended February 26, 2005 and 38.5% for the thirteen weeks ended February 28, 2004. This decrease is primarily due to changes in the provision required for foreign taxes.

Liquidity and Capital Resources

General. For the twenty-six weeks ended February 26, 2005, the Company had a net increase in cash and cash equivalents of $1.2 million. The Company completed the twenty-six weeks ended February 26, 2005 with cash and cash equivalents of $5.6 million and working capital of $66.7 million. The Company believes that current cash and cash equivalent balances, cash generated from operations and amounts available under the Company’s Amended Credit Agreement (defined below) will be sufficient to meet the Company’s anticipated working capital and capital expenditure requirements for at least the next 12 months.

Sources and uses of cash. During the twenty-six weeks ended February 26, 2005, the Company generated cash primarily from operating activities. The Company’s operating activities provided net cash of $37.8 million, resulting primarily from net income of $23.4 million, amounts charged for depreciation and amortization of $21.7 million, a net decrease in inventories of $4.5 million, an increase in accounts payable and accrued liabilities of $3.8 million, offset by an increase in accounts receivable of $9.3 million, an increase in rental merchandise in service of $4.6 million, an increase in prepaid expenses of $1.7 million and a decrease in accrued income taxes of $0.4 million. The Company used its cash to, among other things, fund $29.1 million in capital expenditures and fund the acquisitions of businesses of approximately $10.4 million. The Company’s long-term debt increased by approximately $1.8 million as a result of $9.0 million of borrowings offset by $7.2 million of payments during the twenty-six week period ended February 26, 2005.

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

The Company also amended its Credit Agreement (“Amended Credit Agreement”) to, among other things, reduce the amount available for borrowing thereunder to $125 million and to reduce interest rates payable on such borrowings. As amended, loans under the Amended Credit Agreement, which matures September 2, 2007, bear interest at floating rates which vary based on the Company’s funded debt ratio. The proceeds from the Fixed Rate Notes and the Floating Rate Notes were used to repay borrowings under the Amended Credit Agreement. At February 26, 2005, the interest rate applicable to the Company’s borrowings under the Amended Credit Agreement was LIBOR plus 100 basis points, which approximated 3.1%. As of February 26, 2005, the Company had outstanding borrowings of $12.4 million, letters of credit of $24.4 million and $88.2 million available for borrowing . Availability of credit requires compliance with financial and other covenants. Under the most restrictive of these provisions, the Company was required to maintain minimum consolidated tangible net worth as of February 26, 2005 of $128.4 million. As of February 26, 2005, the Company’s consolidated tangible net worth was $148.0 million and the Company was in compliance with all covenants under the Note Agreement and the Amended Credit Agreement.

Commitments and Contingencies

The Company and its operations are subject to various federal, state and local laws and regulations governing, among other things, the generation, handling, storage, transportation, treatment and disposal of hazardous wastes and other substances. In particular, industrial laundries use and must dispose of detergent waste water and other residues. The Company is attentive to the environmental concerns surrounding the disposal of these materials and has, through the years, taken measures to avoid their improper disposal. In the past, the Company has settled, or contributed to the settlement of, actions or claims brought against the Company relating to the disposal of hazardous materials and there can be no assurance that the Company will not have to expend material amounts to remediate the consequences of any such disposal in the future.

Accounting principles generally accepted in the United States require that a liability for contingencies be recorded when it is probable that a liability has occurred and the amount of the liability can be reasonably estimated. Significant judgment is required to determine the existence of a liability, as well as the amount to be recorded. The Company regularly consults with attorneys and outside consultants to ensure that all of the relevant facts and circumstances are considered, before a contingent liability is recorded. Changes in enacted laws, regulatory orders or decrees, management’s estimates of costs, insurance proceeds, participation by other parties, the timing of payments and the input of outside consultants and attorneys based on changing legal or factual circumstances could have a material impact on the amounts recorded for environmental and other contingent liabilities.

Further, under environmental laws, an owner or lessee of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances located on or in or emanating from such property, as well as related costs of investigation and property damage. Such laws often impose liability without regard to whether the owner or lessee knew of or was responsible for the presence of such hazardous or toxic substances. There can be no assurances that acquired or leased locations have been operated in compliance with environmental laws and regulations or that future uses or conditions will not result in the imposition of liability upon the Company under such laws or expose the Company to third-party actions such as tort suits. The Company continues to address environmental conditions under terms of consent orders negotiated with the applicable environmental authorities or otherwise with respect to sites located in or related to Woburn, Massachusetts, Uvalde, Texas, Springfield, Massachusetts, Stockton, California, and three sites related to former operations in Williamstown, Vermont.

In addition, the Company is investigating the extent of environmental contamination and potential exposure at sites it recently acquired in connection with its acquisition of Textilease, and it is defending against claims concerning alleged environmental conditions with respect to a site once owned by a former subsidiary in Somerville, Massachusetts.

The Company has accrued certain costs related to the sites described above as it has been determined that the costs are probable and can be reasonably estimated. The Company also has potential exposure related to an additional parcel of land (the Central Area) related to the Woburn, Massachusetts site discussed above. Currently, the consent order for the Woburn, Massachusetts site discussed above does not define or require any remediation work in the Central Area. The Company has not accrued for this contingency as the Company believes, at this time, the liability is not probable and the amount of such contingent liability can not be reasonably estimated.

We routinely review and evaluate sites that may require remediation and monitoring and determine our estimated costs based on various estimates and assumptions. These estimates are developed using our internal sources or by third party environmental engineers or other service providers. Internally developed estimates are based on:

o	Management's judgment and experience in remediating and monitoring our sites;

o	Information available from regulatory agencies as to costs of remediation and monitoring;

o	The number, financial resources and relative degree of responsibility of other potentially responsible parties (PRPs) who may be liable for remediation and monitoring of a specific site; and

o	The typical allocation of costs among PRPs.

There is usually a range of reasonable estimates of the costs associated with each site. We generally use the amount within the range that constitutes our best estimate. Where we believe that both the amount of a particular liability and the timing of the payments are reliably determinable, we adjust the cost in current dollars using a rate of 3% for inflation until the time of expected payment and discount the cost to present value using risk-free rates of interest ranging from 4% to 5%.

For environmental liabilities that have been discounted, we include interest accretion, based on the effective interest method, in operating costs on the consolidated statement of income. The changes to our environmental liabilities for the year ended August 28, 2004 and the twenty-six week period ended February 26, 2005 are as follows (in thousands):

	Twenty-Six Weeks Ended February 26, 2005	Year Ended August 28, 2004
Beginning balance	$8,669	$5,377
Obligations assumed in connection with Textilease acquisition	--	3,200
Costs incurred for which reserves have been provided	(228)	(859)
Insurance proceeds received	90	263
Interest accretion	232	429
Revision in estimates	527	259

Ending balance	$9,290	$8,669

Anticipated payments and insurance proceeds of currently identified environmental remediation liabilities as of August 28, 2004 for the next five years and thereafter as measured in current dollars are reflected below.

(In Thousands)	2005	2006	2007	2008	2009	Thereafter	Total
Estimated costs - current
dollars	$1,409	$1,420	$2,203	$823	$758	$8,975	$15,588
Estimated insurance proceeds	(266)	(247)	(247)	(266)	(247)	(3,818)	(5,091)

Net anticipated costs	$1,143	$1,173	$1,956	$557	$511	$5,157	$10,497

Effect of Inflation							2,975
Effect of Discounting							(4,803)

Balance, August 28, 2004							$8,669

Estimated insurance proceeds are primarily received from an annuity received as part of a legal settlement with an insurance company. Annual proceeds of approximately $330 are deposited into an escrow account which funds remediation and monitoring costs for three sites related to former operations in Williamstown, Vermont. Annual proceeds received but not expended in the current year accumulate in this account and may be used in future years for costs related to this site through the year 2027. As of August 28, 2004 the balance in this escrow account, which is held in a trust and is not recorded on the Company’s consolidated balance sheet, was approximately $1.6 million. Also included in estimated insurance proceeds are amounts the Company is entitled to receive pursuant to legal settlements as reimbursements from three insurance companies for estimated costs at the site in Uvalde, Texas.

The Company’s nuclear garment decontamination facilities are licensed by the Nuclear Regulatory Commission (“NRC”), or, in certain cases, by the applicable state agency, and are subject to regulation by federal, state and local authorities. There can be no assurance that such regulation will not lead to material disruptions in the Company’s garment decontamination business.

From time to time, the Company is also subject to legal proceedings and claims arising from the conduct of its business operations, including litigation related to charges for certain ancillary services on invoices, personal injury claims, customer contract matters, employment claims and environmental matters as described above.

While it is impossible to ascertain the ultimate legal and financial liability with respect to contingent liabilities, including lawsuits and environmental contingencies, the Company believes that the aggregate amount of such liabilities, if any, in excess of amounts accrued or covered by insurance, will not have a material adverse effect on the consolidated financial position or results of operation of the Company. It is possible, however, that future financial position or results of operations for any particular future period could be materially affected by changes in the Company’s assumptions or strategies related to these contingencies or changes out of the Company’s control.

Other

On September 2, 2003 (“Closing Date”), the Company completed its acquisition of 100% of Textilease Corporation (“Textilease”). The purchase price of approximately $175.6 million in cash was financed as part of a new $285 million unsecured revolving credit agreement (“Credit Agreement”), with a syndicate of banks. Textilease, headquartered in Beltsville, Maryland, had fiscal year 2002 revenues of approximately $95.0 million. It serviced over 25,000 uniform and textile products customers from 12 locations in six southeastern states, and also serviced a wide range of large and small first-aid service customers from additional specialized facilities. Textilease’s operating results have been included in the Company’s consolidated operating results since September 2, 2003.

At the time of acquisition, management initiated a plan to integrate certain Textilease facilities into existing operations. Included in the purchase price allocation was an accrual for exit costs and employee termination benefits. As of February 26, 2005 and August 28, 2004, the accrual balances of $1.6 million and $2.0 million, respectively are included in accrued liabilities in the accompanying condensed consolidated balance sheet. The Company expects to incur substantially all of the remaining costs by December 2006. The changes in the accrual balance for the twenty-six weeks ended February 26, 2005 are as follows (in thousands):

	Severance Related Costs	Facility Closing and Lease Cancellation Costs	Total
Balance at August 28, 2004	$1,288	$729	$2,017
Charges	(466)	--	(466)

Balance at February 26, 2005	$822	$729	$1,551

Recent Accounting Pronouncements

On October 13, 2004, the FASB concluded that SFAS No. 123R, “Share Based Payments” which would require companies to measure compensation cost for all share-based payments, including employee stock options, would be effective for public companies for interim or annual periods beginning after June 15, 2005. Retroactive application of the requirements of SFAS No. 123 and SFAS No. 123R to the beginning of the fiscal year that includes the effective date would be permitted, but not required. Early adoption of SFAS No. 123R is encouraged. The FASB issued SFAS No. 123R on December 16, 2004. The Company believes the impact of adopting SFAS No. 123R will not have a material impact on the results of operations of the Company. See Note 1 to these Condensed Consolidated Financial Statements for further discussion regarding stock based compensation.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — an amendment of ARB No. 43, Chapter 4” (SFAS No. 151). SFAS No. 151 requires that abnormal amounts of idle facility expense, freight, handling costs and wasted materials be recognized as current period charges. Further, SFAS No. 151 requires the allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. Unallocated overheads must be recognized as an expense in the period in which they are incurred. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application of the provisions of SFAS No. 151 is permitted for costs incurred after this statement was issued, but not required. The Company believes the impact of adopting SFAS No. 151 will not have a material impact on the results of operations of the Company.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

Management has determined that all of the Company’s foreign subsidiaries operate primarily in local currencies that represent the functional currencies of the subsidiaries. All assets and liabilities of foreign subsidiaries are translated into U.S. dollars using the exchange rate prevailing at the balance sheet date. The effect of exchange rate fluctuations on translation of assets and liabilities are recorded as a component of stockholders’ equity. Income and expense accounts are translated at average exchange rates during the year. As such, the Company’s financial condition and operating results are affected by fluctuations in the value of the U.S. dollar as compared to currencies in foreign countries. Revenue denominated in currencies other than the U.S. dollar represented approximately 7% of total consolidated revenues for the twenty-six weeks ended February 26, 2005 and total assets denominated in currencies other than the U.S. dollar represented approximately 6% of total consolidated assets at February 26, 2005. If exchange rates had changed by 10% from the actual rates in effect during the twenty-six weeks ended and as of February 26, 2005, the Company’s revenues and assets for the twenty-six week period ended and as of February 26, 2005 would have changed by approximately $2.6 million and $3.0 million, respectively.

The Company does not operate a hedging program to mitigate the effect of a significant rapid change in the value of the Canadian Dollar, Euro, British Pound, or Mexican Peso as compared to the U.S. dollar. Any gains or losses resulting from foreign currency transactions, including exchange rate fluctuations on intercompany accounts are reported as transaction gains (losses) in selling and administrative expenses. The intercompany payables and receivables are denominated in Canadian Dollars, Euros, British Pounds and Mexican Pesos. During the twenty-six weeks ended February 26, 2005 transaction gains (losses) included in selling and administrative expenses were not material. If the exchange rates had changed by 10% during the twenty-six weeks ended February 26, 2005, the Company would have recognized an exchange gain or loss in other income (expense) of approximately $145,000.

Interest Rate Sensitivity

The Company is exposed to market risk from changes in interest rates which may adversely affect its financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, the Company manages exposures through its regular operating and financing activities. The Company is exposed to interest rate risk primarily through its borrowings under its $125 million Amended Credit Agreement with a syndicate of banks and its $90 million of Floating Rate Notes with a group of insurance companies. Under both agreements, the Company borrows funds at variable interest rates based on the Eurodollar rate or LIBOR rates. If the LIBOR and Eurodollar rates fluctuated by 10% from the actual rates in effect during the twenty-six weeks ended February 26, 2005, interest expense would have fluctuated by approximately $146,000 from the interest expense recognized for the twenty-six weeks ended February 26, 2005.

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

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the second quarter of fiscal year 2005 that have materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders:

The Company’s Annual Meeting of Shareholders was held on January 11, 2005. Ronald C. Croatti, Donald J. Evans and Lawrence R. Pugh were reelected to the Board of Directors. With respect to Mr. Croatti, 8,244,241 shares of Common Stock and 7,120,612 shares of Class B Common Stock were voted for his election and 188,882 shares of Common Stock and no shares of Class B Common Stock were withheld from voting for his election. With respect to Mr. Evans, 8,242,196 shares of Common Stock and 7,120,612 shares of Class B Common Stock were voted for his election and 190,927 of Common Stock and no shares of Class B Common Stock were withheld from voting for his election. With respect to Mr. Pugh, 8,366,471 shares of Common Stock and 7,120,612 shares of Class B Common Stock were voted for his election, and 66,652 shares of Common Stock and no shares of Class B Common Stock were withheld from voting for his election. The terms to office of Mr. Albert Cohen, Mr. Anthony DiFillippo, Mr. Phillip L. Cohen and Ms. Cynthia Croatti continued after the Annual Meeting of Shareholders.

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

April 7, 2005	UniFirst Corporation By: /s/ Ronald D. Croatti Ronald D. Croatti President and Chief Executive Officer
April 7, 2005	UniFirst Corporation By: /s/ John B. Bartlett John B. Bartlett Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

DESCRIPTION

*	31.1 Rule 13a-14(a)/15d-14(a) certification of Ronald D. Croatti

*	31.2 Rule 13a-14(a)/15d-14(a) certification of John B. Bartlett

**	32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

**	32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

*	Filed herewith

**	Furnished herewith