Form 10-Q
period 2005-05-28
UNIFIRST CORP
filed 2005-07-12
CIK 717954

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended May 28, 2005

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

Yes ☑      No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes ☑      No ☐

The number of outstanding shares of UniFirst Corporation Common Stock and Class B Common Stock at July 1, 2005 were 9,475,213 and 9,753,360, respectively.

UniFirst Corporation
Quarterly Report on Form 10-Q
For the Quarter ended May 28, 2005

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UniFirst Corporation and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

	May 28,	August 28,
(In thousands, except share and per share data)	2005	2004 (a)
Assets
Current assets:
Cash and cash equivalents	$5,671	$4,436
Receivables, less reserves of $3,127 and $2,616, respectively	82,540	69,471
Inventories	24,367	31,060
Rental merchandise in service	70,324	60,544
Prepaid taxes and deferred tax assets	4,184	2,753
Prepaid expenses	2,596	1,857

Total current assets	189,682	170,121

Property and equipment:
Land, buildings and leasehold improvements	255,957	240,018
Machinery and equipment	272,022	258,736
Motor vehicles	75,828	70,048

	603,807	568,802
Less — accumulated depreciation	300,653	280,012

	303,154	288,790

Goodwill	185,805	180,685
Customer contracts, net	50,788	51,572
Intangible assets, net	5,738	6,301
Other assets	3,812	3,353

	$738,979	$700,822

Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of long-term obligations	$1,004	$986
Accounts payable	36,617	33,754
Accrued liabilities	75,410	72,824
Accrued and deferred income taxes	2,841	5,611

Total current liabilities	115,872	113,175

Long-term obligations, net of current maturities	178,133	177,855
Deferred income taxes	42,067	42,043
Commitments and Contingencies
Shareholders’ equity:
Preferred stock, $1.00 par value; 2,000,000 shares authorized; no shares outstanding	—	—
Common stock, $.10 par value; 30,000,000 shares authorized; shares outstanding 9,473,988 and 9,276,479, respectively	947	928
Class B common stock, $.10 par value; 20,000,000 shares authorized; shares outstanding 9,753,360 and 9,929,144, respectively	975	993
Capital surplus	13,428	13,138
Retained earnings	386,473	353,196
Accumulated other comprehensive income (loss)	1,084	(506)

Total shareholders’ equity	402,907	367,749

	$738,979	$700,822

(a)	Derived from audited financial statements

The accompanying notes are an integral part of these
condensed consolidated financial statements.

UniFirst Corporation and Subsidiaries

Condensed Consolidated Statements of Income (Unaudited)

	Thirty-Nine		Thirteen
	Weeks Ended		Weeks Ended
	May 28,	May 29,	May 28,	May 29,
(In thousands, except per share data)	2005	2004	2005	2004

Revenues	$575,075	$541,290	$195,957	$182,985

Costs and expenses:
Operating costs (1)	359,940	347,024	121,985	116,223
Selling and administrative expenses (1)	120,528	110,611	41,927	36,750
Depreciation and amortization	32,872	34,389	11,142	11,662

	513,340	492,024	175,054	164,635

Income from operations	61,735	49,266	20,903	18,350

Other expense (income):
Interest expense	6,487	9,135	2,232	2,891
Interest income	(1,336)	(785)	(366)	(154)
Interest rate swap income	(223)	(1,454)	—	(554)

	4,928	6,896	1,866	2,183

Income before income taxes	56,807	42,370	19,037	16,167
Provision for income taxes	21,588	16,312	7,235	6,224

Net income	35,219	26,058	11,802	9,943

Weighted average number of shares outstanding:
Basic-Common Stock	9,401	9,052	9,467	9,127
Basic-Class B Common Stock	9,814	10,139	9,758	10,073
Dilutive effect of common stock options	89	62	111	71

Diluted- Common Stock	19,304	19,253	19,336	19,271

Net income per share:
Basic-Common Stock	$2.04	$1.52	$0.68	$0.58
Basic-Class B Common Stock	1.63	1.21	0.55	0.46
Diluted-Common Stock	1.82	1.35	0.61	0.52

Dividends per share:
Common Stock	$0.1125	$0.1125	$0.0375	$0.0375
Class B Common Stock	0.0900	0.0900	0.0300	0.0300

(1)	– Exclusive of depreciation and amortization

The accompanying notes are an integral part of these
condensed consolidated financial statements.

UniFirst Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Thirty-Nine	Thirty-Nine
	Weeks Ended	Weeks Ended
	May 28,	May 29,
(In thousands)	2005	2004
Cash flows from operating activities:
Net income	$35,219	$26,058
Adjustments:
Depreciation	28,506	29,595
Amortization of intangible assets	4,366	4,794
Amortization of deferred financing costs	521	869
Accretion on asset retirement obligations	287	290
Interest rate swap income	(223)	(1,454)
Changes in assets and liabilities, net of acquisitions:
Receivables	(12,650)	(7,576)
Inventories	6,693	(521)
Rental merchandise in service	(9,062)	7,428
Prepaid expenses	(739)	438
Accounts payable	2,589	4,960
Accrued liabilities	2,507	2,785
Accrued and deferred income taxes	(3,177)	7,034

Net cash provided by operating activities	54,837	74,700

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(12,033)	(179,212)
Proceeds from sale of linen business	—	3,410
Capital expenditures	(42,106)	(24,659)
Other	302	(1,268)

Net cash used in investing activities	(53,837)	(201,729)

Cash flows from financing activities:
Proceeds from long term obligations	8,882	177,287
Payments on long term obligations	(8,586)	(45,765)
Payment of deferred financing costs	—	(3,478)
Proceeds from exercise of common stock options	291	328
Payment of cash dividends	(1,942)	(1,933)

Net cash (used in) provided by financing activities	(1,355)	126,439

Effect of exchange rate changes	1,590	210

Net increase (decrease) in cash and cash equivalents	1,235	(380)
Cash and cash equivalents at beginning of period	4,436	6,053

Cash and cash equivalents at end of period	$5,671	$5,673

The accompanying notes are an integral part of these
condensed consolidated financial statements.

UniFirst Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Amounts in thousands, except per share and common stock options data)

1. Summary of Critical and Significant Accounting Policies

Business Description

UniFirst Corporation (the “Company”) is one of the largest providers of workplace uniforms and protective clothing in the United States. The Company designs, manufactures, personalizes, rents, cleans, delivers, and sells a wide range of uniforms and protective clothing, including shirts, pants, jackets, coveralls, jumpsuits, lab coats, smocks and aprons, and also rents industrial wiping products, floor mats, facility service products, other non-garment items, and provides first aid cabinet services and other safety supplies, to a variety of manufacturers, retailers and service companies. The Company serves businesses of all sizes in numerous industry categories. Typical customers include automobile service centers and dealers, delivery services, food and general merchandise retailers, food processors and service operations, light manufacturers, maintenance facilities, restaurants, service companies, soft and durable goods wholesalers, transportation companies, and others who require employee clothing for image, identification, protection or utility purposes. At certain specialized facilities, the Company also decontaminates and cleans work clothes that may have been exposed to radioactive materials and services special cleanroom protective wear. Typical customers for these specialized services include government agencies, research and development laboratories, high technology companies and utilities operating nuclear reactors. See Note 8 for a description of the Company’s reporting segments.

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

Inventories and Rental Merchandise in Service

Inventories are stated at the lower of cost or market value, net of any reserve for excess and obsolete inventory. Judgments and estimates are used in determining the likelihood that new goods on hand can be sold to customers or used in rental operations. Historical inventory usage and current revenue trends are considered in estimating both excess and obsolete inventories. If actual product demand and market conditions are less favorable than those projected by management, additional inventory write-downs may be required. The Company uses the last-in, first-out (LIFO) method to value a significant portion of its inventories. Had the Company used the first-in, first-out (FIFO) accounting method, inventories would have been approximately $1.5 million higher at May 28, 2005 and August 28, 2004. Substantially all inventories represent finished goods.

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

Customer contracts are amortized over their estimated useful lives which have a weighted average useful life of approximately 14.7 years as of May 28, 2005. Restrictive covenants are amortized over the terms of the respective non-competition agreements, which have a weighted average useful life of approximately 9.5 years as of May 28, 2005. Other intangible assets, net, includes primarily deferred financing costs, which have a weighted average useful life of approximately 4.9 years as of May 28, 2005.

Income Taxes

The Company’s policy of accounting for income taxes is in accordance with SFAS No. 109 - “Accounting for Income Taxes”. Deferred income taxes are provided for temporary differences between amounts recognized for income tax and financial reporting purposes at currently enacted tax rates. The Company computes income tax expense by jurisdiction based on its operations in each jurisdiction.

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

Net Income per Share

The Common Stock of the Company has a 25% dividend preference to the Class B Common Stock. The Class B Common Stock, which has ten votes per share as opposed to one vote per share for the Common Stock, is not freely transferable but may be converted at any time on a one-for-one basis into Common Stock at the option of the holder of the Class B Common Stock. The company uses the dual class method in accordance with SFAS No. 128, “Earnings per Share”, and Emerging Issues Task Force (“EITF”) Issue No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128”, to calculate basic earnings per share for each class of common stock. This method assumes that 100% of the Company’s earnings are distributed as dividends to each class of common stock based on their respective dividend rights. The result is that the basic earnings per share for the Common Stock are 25% greater than the basic earnings per share of the Class B Common Stock.

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

The following table shows how net income has been allocated using this method:

	Thirty-Nine	Thirty-Nine	Thirteen	Thirteen
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	May 28, 2005	May 29, 2004	May 28, 2005	May 29, 2004
Allocation of net income
Basic:
Common Stock	$19,191	$13,743	$6,468	$5,281
Class B Common Stock	16,028	12,315	5,334	4,662

Diluted-Common Stock	$35,219	$26,058	$11,802	$9,943

The following table illustrates the weighted average number of Common and Class B Common shares outstanding during the year and utilized in the calculation of earnings per share:

	Thirty-Nine	Thirty-Nine	Thirteen	Thirteen
	Weeks	Weeks	Weeks	Weeks
	Ended	Ended	Ended	Ended
	May 28, 2005	May 29, 2004	May 28, 2005	May 29, 2004

Weighted average number of Common shares – basic	9,401	9,052	9,467	9,127
Add: effect of dilutive potential Common shares – employee common stock options	89	62	111	71
Add: effect assuming conversion of Class B Common shares into Common Stock	9,814	10,139	9,758	10,073

Weighted average number of Common shares — diluted	19,304	19,253	19,336	19,271

Weighted average number of Class B Common shares – basic	9,814	10,139	9,758	10,073

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

	Thirty-Nine	Thirty-Nine	Thirteen	Thirteen
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	May 28, 2005	May 29, 2004	May 28, 2005	May 29, 2004
Net income	$35,219	$26,058	$11,802	$9,943
Less: pro forma compensation expense, net of tax	(237)	(169)	(48)	(61)

Pro forma net income	$34,982	$25,889	$11,754	$9,882

Net income per share:
As reported:
Basic-Common Stock	$2.04	$1.52	$0.68	$0.58
Basic-Class B Common Stock	1.63	1.21	0.55	0.46
Diluted- Common Stock	1.82	1.35	0.61	0.52

Pro forma:
Basic-Common Stock	$2.03	$1.51	$0.68	$0.58
Basic-Class B Common Stock	1.62	1.21	0.54	0.46
Diluted-Common Stock	1.81	1.34	0.61	0.51

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

2. Comprehensive Income

The components of comprehensive income are as follows:

	Thirty-Nine	Thirty-Nine	Thirteen	Thirteen
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	May 28, 2005	May 29, 2004	May 28, 2005	May 29, 2004

Net income	$35,219	$26,058	$11,802	$9,943
Other comprehensive income:
Foreign currency translation adjustments	1,590	210	(446)	(781)

Comprehensive income	$36,809	$26,268	$11,356	$9,162

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

At the time of acquisition, management initiated a plan to integrate certain Textilease facilities into existing operations. Included in the purchase price allocation was an accrual for exit costs and employee termination benefits. As of May 28, 2005 and August 28, 2004, the accrual balances of $1.4 million and $2.0 million, respectively, are included in accrued liabilities in the accompanying condensed consolidated balance sheets. The Company expects to incur substantially all of the remaining costs by December 2006. The changes in the accrual balance for the thirty-nine weeks ended May 28, 2005 are as follows:

		Facility Closing
	Severance Related	and Lease
	Costs	Cancellation Costs	Total

Balance at August 28, 2004	$1,288	$729	$2,017
Charges	(581)	—	(581)

Balance at May 28, 2005	$707	$729	$1,436

4. Derivative Instruments and Hedging Activities

The Company had entered into an interest rate swap agreement, which expired on October 13, 2004, to manage its exposure to movements in interest rates on its variable rate debt. The Company reflected all changes in the fair value of the swap agreement in earnings in the period of change. The swap agreement, notional amount $40.0 million (the “$40.0 million SWAP”), matured October 13, 2004. The Company paid a fixed rate of 6.38% and received a variable rate tied to the three month LIBOR rate. As of August 28, 2004, the applicable variable rate was 1.59%. The Company has recorded, in the interest rate swap income line item of its consolidated statements of income, income of $0 and $554 for the thirteen weeks ended May 28, 2005 and May 29, 2004, respectively, and income of $223 and $1,454 for the thirty-nine weeks ended May 28, 2005 and May 29, 2004, respectively, for the changes in the fair value of the $40.0 million SWAP. As of May 28, 2005, there were no interest rate swap agreements outstanding.

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

In fiscal 2003, the Company began decommissioning one of the nuclear laundry facilities for which it had recognized an asset retirement obligation. Costs incurred in connection with the decommissioning for the thirty-nine weeks ended May 28, 2005 were approximately $620. As of May 28, 2005, the Company believes this current decommissioning project will be completed by the end of fiscal 2005 and will adjust the liability to zero as prescribed by SFAS 143.

A reconciliation of the Company’s liability is as follows:

Thirty-Nine
Weeks Ended
May 28, 2005
Balance – August 28, 2004	$7,446
Accretion expense	287
Change in estimate of liability	164
Asset retirement costs incurred	(620)

Balance – May 28, 2005	$7,277

As of May 28, 2005, the $7.3 million asset retirement obligation is included in accrued liabilities in the accompanying condensed consolidated balance sheet.

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

We routinely review and evaluate sites that may require remediation and monitoring and determine our estimated costs based on various estimates and assumptions. These estimates are developed using our internal sources or by third party environmental engineers or other service providers. Internally developed estimates are based on:

•	Management’s judgment and experience in remediating and monitoring our sites;

•	Information available from regulatory agencies as to costs of remediation and monitoring;

•	The number, financial resources and relative degree of responsibility of other potentially responsible parties (PRPs) who may be liable for remediation and monitoring of a specific site; and

•	The typical allocation of costs among PRPs.

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

For environmental liabilities that have been discounted, we include interest accretion, based on the effective interest method, in operating costs on the consolidated statement of income. The changes to our environmental liabilities for the year ended August 28, 2004 and the thirty-nine week period ended May 28, 2005 is as follows (in thousands):

	Thirty-Nine
	Weeks Ended	Year Ended
	May 28,	August 28,
	2005	2004

Beginning balance	$8,669	$5,377
Obligations assumed in connection with Textilease acquisition	—	3,200
Costs incurred for which reserves have been provided	(508)	(859)
Insurance proceeds received	127	263
Interest accretion	348	429
Revision in estimates	654	259

Ending balance	$9,290	$8,669

Anticipated payments and insurance proceeds of currently identified environmental remediation liabilities as of August 28, 2004 for the next five years and thereafter as measured in current dollars are reflected below.

(In Thousands)	2005	2006	2007	2008	2009	Thereafter	Total
Estimated costs – current dollars	$1,409	$1,420	$2,203	$823	$758	$8,975	$15,588

Estimated insurance proceeds	(266)	(247)	(247)	(266)	(247)	(3,818)	(5,091)

Net anticipated costs	$1,143	$1,173	$1,956	$557	$511	$5,157	$10,497

Effect of Inflation							2,975
Effect of Discounting							(4,803)

Balance, August 28, 2004							$8,669

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

8. Segment Reporting

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131), establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information of those segments to be presented in interim financial reports issued to stockholders. Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the chief operating decision-maker, or decision-making group, in making decisions on how to allocate resources and assess performance. The Company’s chief operating decision maker, as defined under SFAS No. 131, is the Company’s chief executive officer. The Company has six operating segments based on the information reviewed by its chief executive officer; US Rental and Cleaning, Canadian Rental and Cleaning, Manufacturing (MFG), Corporate, Specialty Garments Rental and Cleaning (Specialty Garments) and First Aid. The US Rental and Cleaning and Canadian Rental and Cleaning operating segments have been combined to form the US and Canadian Rental and Cleaning reporting segment.

The US and Canadian Rental and Cleaning reporting segment purchases, rents, cleans, delivers and sells, uniforms and protective clothing and non-garment items in the United States and Canada. The laundry locations of the US and Canadian Rental and Cleaning reporting segment are referred to by the Company as “industrial laundries” or “industrial laundry locations”.

The MFG operating segment designs and manufactures uniforms and non-garment items solely for the purpose of providing these goods to the US and Canadian Rental and Cleaning reporting segment. The amounts reflected as revenues of MFG are generated when goods are shipped from the Company’s manufacturing facilities to other Company locations. These revenues are recorded at a transfer price which is typically in excess of the actual manufacturing cost. The transfer price is determined by management and may not necessarily represent the fair value of the products manufactured. Products are carried in inventory and subsequently placed in service and amortized at this transfer price. On a consolidated basis, intercompany revenues and income are eliminated and the carrying value of inventories and rental merchandise in service is reduced to the manufacturing cost. Income before income taxes from MFG net of the intercompany MFG elimination was $5,067 and $3,757 for the thirteen week periods ended May 28, 2005 and May 29, 2004, respectively, and $15,393 and $11,039 for the thirty nine week periods ended May 28, 2005 and May 29, 2004, respectively. This income offsets the merchandise amortization costs incurred by the US and Canadian Rental and Cleaning reporting segment as the merchandise costs of this reporting segment are amortized and recognized based on inventories purchased from MFG at the transfer price which is above the Company’s manufacturing cost.

The Corporate operating segment consists of costs associated with the Company’s distribution center, sales and marketing, information systems, engineering, materials management, manufacturing planning, finance, budgeting, human resources, other general and administrative costs and interest expense. The revenues generated from the Corporate operating segment represent certain direct sales made by the Company directly from its distribution center. The products sold by this operating segment are the same products rented and sold by the US and Canadian Rental and Cleaning reporting segment. In the disclosure below, no assets or capital expenditures are presented for the Corporate operating segment as no assets are allocated to this operating segment in the information reviewed by the chief executive officer. However, depreciation and amortization expense related to certain assets are reflected in income from operations and income before income taxes for the Corporate operating segment. The assets that give rise to this depreciation and amortization are included in the total assets of the US and Canadian Rental and Cleaning reporting segment as this is how they are tracked and reviewed by the Company.

The Specialty Garments operating segment purchases, rents, cleans, delivers and sells, specialty garments and non-garment items primarily for nuclear and clean room applications. The First Aid operating segment sells first aid cabinet services and other safety supplies.

	US and
	Canadian
For the thirteen weeks ended	Rental and		Net Interco	Specialty
May 28, 2005	Cleaning	MFG	MFG Elim	Garments	First-Aid	Corporate	Total

Revenues	$168,693	$14,957	$(14,957)	$19,059	$7,114	$1,091	$195,957

Income (loss) from operations	$24,975	$5,627	$(560)	$4,325	$353	$(13,817)	$20,903

Interest (income) expense, net	$(345)	$—	$—	$20	$(7)	$2,198	$1,866

Income (loss) before income taxes	$25,320	$5,627	$(560)	$4,305	$360	$(16,015)	$19,037

Depreciation and amortization	$6,812	$359	$—	$792	$243	$2,936	$11,142

Capital expenditures, net	$12,215	$372	$—	$385	$40	$—	$13,012

	US and
	Canadian
For the thirteen weeks ended	Rental and		Net Interco	Specialty
May 29, 2004	Cleaning	MFG	MFG Elim	Garments	First-Aid	Corporate	Total

Revenues	$158,143	$14,210	$(14,210)	$16,986	$6,782	$1,074	$182,985

Income (loss) from operations	$22,334	$5,852	$(2,095)	$3,240	$719	$(11,700)	$18,350

Interest (income) expense, net	$(214)	$—	$—	$35	$—	$2,362	$2,183

Income (loss) before income taxes	$22,548	$5,852	$(2,095)	$3,205	$719	$(14,062)	$16,167

Depreciation and amortization	$7,283	$356	$—	$754	$235	$3,034	$11,662

Capital expenditures, net	$8,254	$92	$—	$489	$148	$—	$8,983

	US and
	Canadian
As of and for the thirty-nine	Rental and		Net Interco	Specialty
weeks ended May 28, 2005	Cleaning	MFG	MFG Elim	Garments	First-Aid	Corporate	Total

Revenues	$498,964	$41,172	$(41,172)	$50,683	$20,654	$4,774	$575,075

Income (loss) from operations	$74,956	$15,463	$(70)	$10,089	$991	$(39,694)	$61,735

Interest (income) expense, net	$(1,034)	$—	$—	$61	$(7)	$5,908	$4,928

Income (loss) before income taxes	$75,990	$15,463	$(70)	$10,028	$998	$(45,602)	$56,807

Depreciation and amortization	$20,496	$1,056	$—	$2,291	$750	$8,279	$32,872

Capital expenditures, net	$34,391	$1,127	$—	$1,249	$5,339	$—	$42,106

Total assets	$657,520	$6,349	$—	$53,066	$22,044	$—	$738,979

	US and
	Canadian
As of and for the thirty-nine	Rental and		Net Interco	Specialty
weeks ended May 29, 2004	Cleaning	MFG	MFG Elim	Garments	First-Aid	Corporate	Total

Revenues	$472,096	$39,604	$(39,604)	$45,937	$19,864	$3,393	$541,290

Income (loss) from operations	$65,555	$15,985	$(4,946)	$8,628	$1,332	$(37,288)	$49,266

Interest (income) expense, net	$(831)	$—	$—	$149	$3	$7,575	$6,896

Income (loss) before income taxes	$66,386	$15,985	$(4,946)	$8,479	$1,329	$(44,863)	$42,370

Depreciation and amortization	$20,587	$1,073	$—	$2,698	$655	$9,376	$34,389

Capital expenditures, net	$18,248	$662	$—	$3,587	$2,162	$—	$24,659

Total assets	$653,495	$5,943	$—	$50,387	$9,774	$—	$719,599

The Company’s long-lived assets as of May 28, 2005 and August 28, 2004 and revenues for the periods ended May 28, 2005 and May 29, 2004 were attributed to the following countries (in thousands):

		Thirty-Nine	Thirteen
	May 28,	Weeks Ended	Weeks Ended
	2005	May 28,	May 28,
	Long-Lived	2005	2005
	Assets	Revenues	Revenues

United States	$519,580	$534,092	$181,271
Europe, Canada, and Mexico (1)	29,717	40,983	14,686

Total	$549,297	$575,075	$195,957

		Thirty-Nine	Thirteen
	August 28,	Weeks Ended	Weeks Ended
	2004	May 29,	May 29,
	Long-Lived	2004	2004
	Assets	Revenues	Revenues

United States	$503,124	$506,775	$170,765
Europe, Canada, and Mexico (1)	27,577	34,515	12,220

Total	$530,701	$541,290	$182,985

(1)	– There is no country with greater than 10% of total long-lived assets or revenues.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in thousands, except per share and common stock options data)

Overview

UniFirst is one of the largest providers of workplace uniforms and protective clothing in the United States. The Company designs, manufactures, personalizes, rents, cleans, delivers, and sells a wide range of uniforms and protective clothing, including shirts, pants, jackets, coveralls, jumpsuits, lab coats, smocks and aprons, and also rents industrial wiping products, floor mats and other non-garment items, and provides first aid cabinet services and other safety supplies, to a variety of manufacturers, retailers and service companies. The Company serves businesses of all sizes in numerous industry categories. Typical customers include automobile service centers and dealers, delivery services, food and general merchandise retailers, food processors and service operations, light manufacturers, maintenance facilities, restaurants, service companies, soft and durable goods wholesalers, transportation companies, and others who require employee clothing for image, identification, protection or utility purposes. At certain specialized facilities, the Company also decontaminates and cleans work clothes that may have been exposed to radioactive materials and services special cleanroom protective wear. Typical customers for these specialized services include government agencies, research and development laboratories, high technology companies and utilities operating nuclear reactors. As discussed and described in Note 8 to the Condensed Consolidated Financial Statements, the Company has five reporting segments, US and Canadian Rental and Cleaning, Manufacturing (MFG), Corporate, Specialty Garments and First Aid. The laundry locations of the US and Canadian Rental and Cleaning reporting segment are referred to by the Company as “industrial laundries” or “industrial laundry locations”. See Note 3 of Notes to the Condensed Consolidated Financial Statements for information related to the Company’s acquisition of Textilease Corporation on September 2, 2003.

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

Income Taxes

The Company’s policy of accounting for income taxes is in accordance with SFAS No. 109 - “Accounting for Income Taxes”. Deferred income taxes are provided for temporary differences between amounts recognized for income tax and financial reporting purposes at currently enacted tax rates. The Company computes income tax expense by jurisdiction based on its operations in each jurisdiction.

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

Results of Operations

The amounts of revenues and certain expense items for the thirty-nine week periods and the thirteen week periods ended May 28, 2005 and May 29, 2004, respectively, and the percentage changes in revenues and certain expense items as a percentage of total revenues between these periods are presented in the following table:

					Percentage
					Change	Percentage
	Thirty-Nine	Thirty-Nine	Thirteen	Thirteen	Thirty-	Change
	Weeks	Weeks	Weeks	Weeks	Nine	Thirteen
	Ended	Ended	Ended	Ended	Weeks	Weeks
	May 28,	May 29,	May 28,	May 29,	FY2005 vs.	FY2005 vs.
	2005	2004	2005	2004	FY2004	FY2004

Revenues	100.0%	100.0%	100.0%	100.0%	6.2%	7.1%

Costs and expenses (% of total revenues):
Operating costs (1)	62.6%	64.1%	62.3%	63.5%	3.7%	5.0%
Selling and administrative expenses (1)	21.0%	20.4%	21.4%	20.1%	9.0%	14.1%
Depreciation and amortization	5.7%	6.4%	5.7%	6.4%	-4.4%	-4.5%

	89.3%	90.9%	89.3%	90.0%	4.3%	14.6%

Income from operations	10.7%	9.1%	10.7%	10.0%	25.3%	13.9%

Interest expense, net	0.9%	1.3%	1.0%	1.2%	-28.5%	-14.5%

Income before income taxes	9.9%	7.8%	9.7%	8.8%	34.1%	17.8%
Provision for income taxes	3.8%	3.0%	3.7%	3.4%	32.3%	16.2%

Net income	6.1%	4.8%	6.0%	5.4%	35.2%	18.7%

(1)	– Exclusive of depreciation and amortization

Thirty-Nine Weeks Ended May 28, 2005 Compared with Thirty-Nine Weeks Ended May 29, 2004

Revenues. Revenues for the thirty-nine weeks ended May 28, 2005 increased 6.2% to $575.1 million as compared with $541.3 million for the thirty-nine weeks ended May 29, 2004. The increase is primarily due to revenue growth in US and Canadian Rental and Cleaning and Corporate which accounted for 5.3% of the revenue increase as a result of internal growth, increased charges for damaged garments, and price increases. Revenues from Specialty Garments and First Aid accounted for 0.9% and 0.1% of the revenue increase, respectively. These increases were offset somewhat by the sale of a certain linen business in fiscal 2004 which reduced revenues by approximately 0.1%.

Operating costs. Operating costs increased to $359.9 million for the thirty-nine weeks ended May 28, 2005 as compared with $347.0 million for the thirty-nine weeks ended May 29, 2004. However, as a percentage of revenues, operating costs decreased to 62.6% from 64.1%. The primary reasons for this decrease were lower merchandise amortization as a result of cost savings realized in MFG, lower merchandise amortization for the industrial laundry locations acquired as part of the Textilease acquisition and lower industrial laundry production payroll costs as a percentage of revenues. These benefits were somewhat offset by higher energy costs associated with operating industrial laundries as well as in utilizing our fleet of delivery vehicles and higher employee related costs including health and casualty insurance.

Selling and administrative expenses. The Company’s selling and administrative expenses increased to $120.5 million, or 21.0% of revenues, for the thirty-nine weeks ended May 28, 2005 as compared with $110.6 million, or 20.4% of revenues, for the thirty-nine weeks ended May 29, 2004. The increase in overall selling and administrative expenses relates to US and Canadian Rental and Cleaning and is primarily due to increased selling payroll costs as the Company has made the decision to build its sales force during fiscal 2005 as well as higher employee costs including health and casualty insurance.

Depreciation and amortization. The Company’s depreciation and amortization expense decreased to $32.9 million, or 5.7% of revenues, for the thirty-nine weeks ended May 28, 2005, as compared with $34.4 million, or 6.4% of revenues, for the thirty-nine weeks ended May 29, 2004. The decrease in depreciation and amortization expense was primarily related to certain fixed assets owned by the Company becoming fully depreciated in fiscal 2004, as well as certain intangible assets becoming fully amortized in fiscal 2004 in US and Canadian Rental and Cleaning and Corporate. The decrease in depreciation and amortization also relates to a charge of approximately $0.6 million recorded by the Company to depreciation expense during the quarter ended May 29, 2004 related to the write-down, to net realizable value, of certain machinery and equipment at its Richmond industrial laundry location that closed during fiscal 2005.

Income from Operations. The Company’s income from operations increased $12.4 million to $61.7 million for the thirty-nine weeks ended May 28, 2005 as compared with $49.3 million for the thirty-nine weeks ended May 29, 2004. This increase is primarily due to an increase in income from operations during these periods of $9.4 million in US and Canadian Rental and Cleaning, $4.3 million in MFG and $1.5 million in Specialty Garments offset by an increase in the loss from operations of $2.4 million in Corporate and lower income from operations of $.4 million in First-Aid. The increase in US and Canadian Rental and Cleaning is due to increased revenues, lower operating costs as a percentage of revenues offset by higher selling and administrative costs as a percentage of revenues. The reasons for these fluctuations in revenues and cost are discussed above. The increase in income from operations of Specialty Garments is due to higher revenues during the thirty-nine week ended May 28, 2005 compared to the same period in fiscal 2004 while costs decreased slightly as a percentage of revenues. The increase in loss from operations in Corporate is due primarily to increased payroll and other costs related to the Company’s distribution center and corporate offices offset by decreases in depreciation expense as discussed above.

Interest. The Company’s net interest expense was $4.9 million, or 0.9% of revenues, for the thirty-nine weeks ended May 28, 2005, as compared with $6.9 million, or 1.3% of revenues, for the thirty-nine weeks ended May 29, 2004. The decrease in interest expense was due to the reduction in the level of debt outstanding during the thirty-nine week period ended May 28, 2005 as compared to the thirty-nine week period ended May 29, 2004. The average debt outstanding in the thirty-nine week period ended May 28, 2005 was $179.0 million as compared to $224.7 million during the thirty-nine week period ended May 29, 2004.

Provision for income taxes. The Company’s effective income tax rate was 38.0% for the thirty-nine weeks ended May 28, 2005 and 38.5% for the thirty-nine weeks ended May 29, 2004. This decrease is primarily due to changes in the provision required for foreign taxes.

Thirteen Weeks Ended May 28, 2005 Compared with Thirteen Weeks Ended May 29, 2004

Revenues. Revenues for the thirteen weeks ended May 28, 2005 increased 7.1% to $196.0 million as compared with $183.0 million for the thirteen weeks ended May 29, 2004. The increase is primarily due to revenue growth in US and Canadian Rental and Cleaning and Corporate which accounted for 5.4% of the revenue increase as a result of internal growth, increased charges for damaged garments, and price increases. Revenues from Specialty Garments and First Aid accounted for 1.1% and 0.2% of the revenue increase, respectively. The remainder of the increase of 0.4% is due to acquisitions offset partially by the sale of certain linen business in fiscal 2004.

Operating costs. Operating costs increased to $122.0 million for the thirteen weeks ended May 28, 2005 as compared with $116.2 million for the thirteen weeks ended May 29, 2004. However, as a percentage of revenues, operating costs decreased to 62.3% from 63.5%. The primary reasons for this decrease were lower operating costs as a percentage of revenue for Specialty Garments, lower merchandise amortization as a result of cost savings realized in MFG, lower merchandise amortization for the industrial laundry locations acquired as part of the Textilease acquisition and lower industrial laundry production payroll costs as a percentage of revenues. The benefit of lower merchandise amortization was not as significant for the thirteen-week period compared to the thirty-nine week period. The Company expects that merchandise amortization may increase as a percentage of revenues in future periods. These benefits were somewhat offset by higher energy costs associated with operating industrial laundries as well as in utilizing our fleet of delivery vehicles and higher employee related costs including health and casualty insurance.

Selling and administrative expense. The Company’s selling and administrative expenses increased to $41.9 million, or 21.4% of revenues, for the thirteen weeks ended May 28, 2005 as compared with $36.8 million, or 20.1% of revenues, for the thirteen weeks ended May 29, 2004. The increase in overall selling and administrative expenses relates to US and Canadian Rental and Cleaning and is primarily due to increased selling payroll costs as the Company has made the decision to build its sales force during fiscal 2005 as well as higher employee costs including health and casualty insurance.

Depreciation and amortization. The Company’s depreciation and amortization expense decreased to $11.1 million, or 5.7% of revenues, for the thirteen weeks ended May 28, 2005, as compared with $11.7 million, or 6.4% of revenues, for the thirteen weeks ended May 29, 2004. The decrease in depreciation and amortization expense was primarily related to certain fixed assets owned by the Company becoming fully depreciated in fiscal 2004, as well as certain intangible assets becoming fully amortized in fiscal 2004 in US and Canadian Rental and Cleaning and Corporate. The decrease in depreciation and amortization also relates to a charge of approximately $0.6 million recorded by the Company to depreciation expense during the quarter ended May 29, 2004 related to the write-down, to net realizable value, of certain machinery and equipment at its Richmond industrial laundry location that closed during fiscal 2005.

Income from Operations. The Company’s income from operations increased $2.6 million to $20.9 million for the thirteen weeks ended May 28, 2005 as compared with $18.3 million for the thirteen weeks ended May 29, 2004. This increase is primarily due to an increase in income from operations during these periods of $2.7 million in US and Canadian Rental and Cleaning, $1.3 million in MFG and $1.1 million in Specialty Garments offset by an increase in loss from operations of $2.1 million in Corporate and lower income from operations of $.4 million in First-Aid. The increase in US and Canadian Rental and Cleaning is due to increased revenues, lower operating costs as a percentage of revenues offset by higher selling and administrative costs as a percentage of revenues. The reasons for these fluctuations in revenues and cost are discussed above. The increase in income from operations of Specialty Garments is due to higher revenues during the thirteen week ended May 28, 2005 compared to the same period in fiscal 2004 while overall operating costs decreased as a percentage of revenues. The increase in loss from operations from Corporate is due primarily to increased payroll and other costs related to the Company’s distribution center and corporate offices.

Interest. The Company’s net interest expense was $1.9 million, or 1.0% of revenues, for the thirteen weeks ended May 28, 2005, as compared with $2.2 million, or 1.2% of revenues, for the thirteen weeks ended May 29, 2004. The decrease in interest expense was due to the reduction in the level of debt outstanding during the thirteen week period ended May 28, 2005 as compared to the thirteen week period ended May 29, 2004. The average debt outstanding in the thirteen week period ended May 28, 2005 was $179.9 million as compared to $218.8 million during the thirteen week period ended May 29, 2004.

Provision for income taxes. The Company’s effective income tax rate was 38.0% for the thirteen weeks ended May 28, 2005 and 38.5% for the thirteen weeks ended May 29, 2004. This decrease is primarily due to changes in the provision required for foreign taxes.

Liquidity and Capital Resources

General. For the thirty-nine weeks ended May 28, 2005, the Company had a net increase in cash and cash equivalents of $1.2 million. The Company completed the thirty-nine weeks ended May 28, 2005 with cash and cash equivalents of $5.7 million and working capital of $73.8 million. The Company believes that current cash and cash equivalent balances, cash generated from operations and amounts available under the Company’s Amended Credit Agreement (defined below) will be sufficient to meet the Company’s anticipated working capital and capital expenditure requirements for at least the next 12 months.

Sources and uses of cash. During the thirty-nine weeks ended May 28, 2005, the Company generated cash from operating activities of $54.8 million, resulting primarily from net income of $35.2 million, amounts charged for depreciation and amortization of $32.9 million, a net decrease in inventories of $6.7 million, an increase in accounts payable and accrued liabilities of $5.1 million, offset by an increase in accounts receivable of $12.7 million, an increase in rental merchandise in service of $9.1 million, an increase in prepaid expenses of $0.7 million and a decrease in accrued income taxes of $3.2 million. The Company used its cash to, among other things, fund $42.1 million in capital expenditures and fund the acquisitions of businesses of approximately $12.0 million. The Company’s long-term debt increased by approximately $0.3 million as a result of $8.9 million of borrowings offset by $8.6 million of payments during the thirty-nine week period ended May 28, 2005.

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

The Company also amended its Credit Agreement (“Amended Credit Agreement”) to, among other things, reduce the amount available for borrowing thereunder to $125 million and to reduce interest rates payable on such borrowings. As amended, loans under the Amended Credit Agreement, which matures September 2, 2007, bear interest at floating rates which vary based on the Company’s funded debt ratio. The proceeds from the Fixed Rate Notes and the Floating Rate Notes were used to repay borrowings under the Amended Credit Agreement. At May 28, 2005, the interest rate applicable to the Company’s borrowings under the Amended Credit Agreement was LIBOR plus 100 basis points, which approximated 4.09%. As of May 28, 2005, the Company had outstanding borrowings of $11.3 million, letters of credit of $24.5 million and $89.2 million available for borrowing. Availability of credit requires compliance with financial and other covenants. Under the most restrictive of these provisions, the Company was required to maintain minimum consolidated tangible net worth as of May 28, 2005 of $134.3 million. As of May 28, 2005, the Company’s consolidated tangible net worth was $160.6 million and the Company was in compliance with all covenants under the Note Agreement and the Amended Credit Agreement.

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

We routinely review and evaluate sites that may require remediation and monitoring and determine our estimated costs based on various estimates and assumptions. These estimates are developed using our internal sources or by third party environmental engineers or other service providers. Internally developed estimates are based on:

•	Management’s judgment and experience in remediating and monitoring our sites;

•	Information available from regulatory agencies as to costs of remediation and monitoring;

•	The number, financial resources and relative degree of responsibility of other potentially responsible parties (PRPs) who may be liable for remediation and monitoring of a specific site; and

•	The typical allocation of costs among PRPs.

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

For environmental liabilities that have been discounted, we include interest accretion, based on the effective interest method, in operating costs on the consolidated statement of income. The changes to our environmental liabilities for the year ended August 28, 2004 and the Thirty-Nine week period ended May 28, 2005 is as follows (in thousands):

	Thirty-Nine	Year Ended
	Weeks Ended	August 28,
	May 28, 2005	2004

Beginning balance	$8,669	$5,377
Obligations assumed in connection with Textilease acquisition	—	3,200
Costs incurred for which reserves have been provided	(508)	(859)
Insurance proceeds received	127	263
Interest accretion	348	429
Revision in estimates	654	259

Ending balance	$9,290	$8,669

Anticipated payments and insurance proceeds of currently identified environmental remediation liabilities as of August 28, 2004 for the next five years and thereafter as measured in current dollars are reflected below.

(In Thousands)	2005	2006	2007	2008	2009	Thereafter	Total
Estimated costs – current dollars	$1,409	$1,420	$2,203	$823	$758	$8,975	$15,588

Estimated insurance proceeds	(266)	(247)	(247)	(266)	(247)	(3,818)	(5,091)

Net anticipated costs	$1,143	$1,173	$1,956	$557	$511	$5,157	$10,497

Effect of Inflation							2,975
Effect of Discounting							(4,803)

Balance, August 28, 2004							$8,669

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

At the time of acquisition, management initiated a plan to integrate certain Textilease facilities into existing operations. Included in the purchase price allocation was an accrual for exit costs and employee termination benefits. As of May 28, 2005 and August 28, 2004, the accrual balances of $1.4 million and $2.0 million, respectively are included in accrued liabilities in the accompanying condensed consolidated balance sheet. The Company expects to incur substantially all of the remaining costs by December 2006. The changes in the accrual balance for the thirty-nine weeks ended May 28, 2005 are as follows (in thousands):

		Facility Closing
		and Lease
	Severance Related	Cancellation
	Costs	Costs	Total
Balance at August 28, 2004	$1,288	$729	$2,017
Charges	(581)	—	(581)

Balance at May 28, 2005	$707	$729	$1,436

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

Management has determined that all of the Company’s foreign subsidiaries operate primarily in local currencies that represent the functional currencies of the subsidiaries. All assets and liabilities of foreign subsidiaries are translated into U.S. dollars using the exchange rate prevailing at the balance sheet date. The effect of exchange rate fluctuations on translation of assets and liabilities are recorded as a component of stockholders’ equity. Income and expense accounts are translated at average exchange rates during the year. As such, the Company’s financial condition and operating results are affected by fluctuations in the value of the U.S. dollar as compared to currencies in foreign countries. Revenue denominated in currencies other than the U.S. dollar represented approximately 7% of total consolidated revenues for the thirty-nine weeks ended May 28, 2005 and total assets denominated in currencies other than the U.S. dollar represented approximately 7% of total consolidated assets at May 28, 2005. If exchange rates had changed by 10% from the actual rates in effect during the thirty-nine weeks ended and as of May 28, 2005, the Company’s revenues and assets for the thirty-nine week period ended and as of May 28, 2005 would have changed by approximately $4.1 million and $4.8 million, respectively.

The Company does not operate a hedging program to mitigate the effect of a significant rapid change in the value of the Canadian Dollar, Euro, British Pound, or Mexican Peso as compared to the U.S. dollar. Any gains or losses resulting from foreign currency transactions, including exchange rate fluctuations on intercompany accounts are reported as transaction gains (losses) in selling and administrative expenses. The intercompany payables and receivables are denominated in Canadian Dollars, Euros, British Pounds and Mexican Pesos. During the thirty-nine weeks ended May 28, 2005 transaction gains (losses) included in selling and administrative expenses were not material. If the exchange rates had changed by 10% during the thirty-nine weeks ended May 28, 2005, the Company would have recognized an exchange gain or loss in other income (expense) of approximately $9.

Interest Rate Sensitivity

The Company is exposed to market risk from changes in interest rates which may adversely affect its financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, the Company manages exposures through its regular operating and financing activities. The Company is exposed to interest rate risk primarily through its borrowings under its $125 million Amended Credit Agreement with a syndicate of banks and its $90 million of Floating Rate Notes with a group of insurance companies. Under both agreements, the Company borrows funds at variable interest rates based on the Eurodollar rate or LIBOR rates. If the LIBOR and Eurodollar rates fluctuated by 10% from the actual rates in effect during the thirty-nine weeks ended May 28, 2005, interest expense would have fluctuated by approximately $235 from the interest expense recognized for the thirty-nine weeks ended May 28, 2005.

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

July 7, 2005	UniFirst Corporation
	By:	/s/ Ronald D. Croatti
Ronald D. Croatti
President and Chief Executive Officer

July 7, 2005	UniFirst Corporation
	By:	/s/ John B. Bartlett
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