Form 10-K/A
period 2004-08-28
UNIFIRST CORP
filed 2005-07-28
CIK 717954

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
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

EXPLANATORY NOTE
     On July 7, 2005, we announced that based on a periodic review of our quarterly and annual reports by the Securities and Exchange Commission (SEC), including the most recent correspondence received from the SEC dated June 30, 2005, UniFirst Corporation has determined that it will include additional segment disclosure information in its quarterly and annual filings. In addition, we agreed to subsequently amend this Annual Report on Form 10-K for the fiscal year ended August 28, 2004 (the “Original Report”) to include segment reporting and to revise certain other disclosures for the periods covered thereby. This Amendment No. 1 (the “Amended Report”) to the Original Report has been filed to address these issues in the Original Report and in the consolidated financial statements as of August 28, 2004 and August 30, 2003 and for each of the three years ended August 28, 2004 contained therein.
     The segment reporting and other revised disclosures are additional disclosure to the Original Report, and do not in any way affect or change UniFirst’s previously reported consolidated revenues, net income, income per share or other results of operations.
     For the reasons discussed above, we are filing this Amended Report to amend Item 1, “Business”, Item 6, “Selected Financial Data”, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, Item 7a, “Quantitative and Qualitative Disclosures about Market Risk”, Item 8, “Financial Statements and Supplementary Data” and Item 15 “Exhibits, Financial Statement Schedules and Reports on Form 8-K” to the extent necessary to reflect the additional disclosure discussed above. The remaining Items of our Original Report are not amended hereby and are repeated herein only for the reader’s convenience.
     In order to preserve the nature and character of the disclosures set forth in the Original Report, except as expressly noted above, this report speaks as of the date of the filing of the Original Report, November 12, 2004, and we have not updated the disclosures in this report to speak as of a later date. All information contained in this Amended Report is subject to updating and supplementing as provided in our reports filed with the SEC subsequent to the date of the Original Report.

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
ITEM 1. BUSINESS
GENERAL
UniFirst Corporation (the “Company” or “UniFirst”) is one of the largest providers of workplace uniforms and protective clothing in the United States. The Company designs, manufactures, rents, cleans, delivers, and sells a wide range of uniforms and protective clothing, including shirts, pants, jackets, coveralls, jumpsuits, lab coats, smocks and aprons, and also rents industrial wiping products, floor mats, facility service products, other non-garment items, and provides first aid cabinet services and other safety supplies, to a variety of manufacturers, retailers and service companies. The Company serves businesses of all sizes in numerous industry categories. Typical customers include automobile service centers and dealers, delivery services, food and general merchandise retailers, food processors and service operations, light manufacturers, maintenance facilities, restaurants, service companies, soft and durable goods wholesalers, transportation companies, and others who require employee clothing for image, identification, protection or utility purposes. At certain specialized facilities, the Company also decontaminates and cleans work clothes that may have been exposed to radioactive materials and services special cleanroom protective wear. Typical customers for these specialized services include government agencies, research and development laboratories, high technology companies and utilities operating nuclear reactors. In fiscal 2004, the Company generated $719.4 million in revenue, of which approximately 85% was from the rental and cleaning of uniforms and protective clothing and non-garment items and 8% was from the rental and cleaning of specialty garments such as nuclear contaminated and cleanroom garments. The direct sale of first aid cabinet services and other safety supplies represented 4% of total revenue and the direct sale of garments and other non-garment items represented 3% of total revenue.
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

	Price Per Share		Dividends Per Share
			Class B
For the Year Ended August 28, 2004	High	Low	Common Stock	Common Stock

First Quarter	$28.27	$19.93	$0.030	$0.0375
Second Quarter	28.00	21.25	0.030	0.0375
Third Quarter	29.99	24.26	0.030	0.0375
Fourth Quarter	29.93	26.00	0.030	0.0375

	Price Per Share		Dividends Per Share
			Class B
For the Year Ended August 30, 2003	High	Low	Common Stock	Common Stock

First Quarter	$24.69	$18.68	$0.030	$0.0375
Second Quarter	21.40	18.55	0.030	0.0375
Third Quarter	18.83	14.00	0.030	0.0375
Fourth Quarter	26.92	17.99	0.030	0.0375
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

Equity Compensation Plan Information
Number of securities
remaining available for
	Number of securities to be	Weighted Average	future issuance under
	issued upon exercise of	exercise price of	equity compensation plan
	outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	referenced in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	216,825	$18.70	215,150

Equity compensation plans not approved by security holders	—	N/A	—

Total	216,825	$18.70	215,150

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

Five Year Financial Summary
UniFirst Corporation and Subsidiaries

Fiscal Year Ended August
(In thousands, except per share data)	2004	2003	2002	2001	2000

Selected Balance Sheet Data
Total assets	$700,822	$514,587	$494,835	$491,813	$500,150
Long-term obligations	178,841	69,812	85,096	94,795	126,638
Shareholders’ equity	367,749	335,380	309,740	285,545	271,172

Selected Income Statement Data
Revenues	$719,356	$596,936	$578,898	$556,371	$528,726
Depreciation and amortization	44,889	39,659	38,031	37,568	34,710
Income from operations	64,004	48,838	51,979	47,565	39,244
Other expense, net	9,406	1,266	8,660	10,108	7,200
Provision for income taxes	21,020	18,310	16,460	14,233	12,176
Net income	33,578	27,020	26,859	23,224	19,868

Net income per Common share — basic	$1.95	$1.58	$1.56	$1.34	$1.13
Net income per Class B Common share — basic	$1.56	$1.27	$1.25	$1.07	$0.90
Net income per Common share — diluted	$1.74	$1.40	$1.39	$1.20	$1.01
Net income per Class B Common share — diluted	$1.56	$1.26	$1.25	$1.07	$0.90

Dividends per share
Common stock	$0.15	$0.15	$0.15	$0.15	$0.15
Class B common stock	$0.12	$0.12	$0.12	$0.12	$0.12

Refer to Note 2 of these Consolidated Financial Statements for discussion of the Company’s acquisition of Textilease Corporation on September 2, 2003.
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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131), establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information of those segments to be presented in interim financial reports issued to stockholders. Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the chief operating decision-maker, or decision-making group, in making decisions on how to allocate resources and assess performance. The Company’s chief operating decision maker, as defined under SFAS No. 131, is the Company’s chief executive officer. The Company has six operating segments based on the information reviewed by its chief executive officer; US Rental and Cleaning, Canadian Rental and Cleaning, Manufacturing (MFG), Specialty Garments Rental and Cleaning (Specialty Garments), First Aid and Corporate. The US Rental and Cleaning and Canadian Rental and Cleaning operating segments have been combined to form the US and Canadian Rental and Cleaning reporting segment. Refer to Note 13 of the Consolidated Financial Statements for the Company’s disclosure of segment information.
The US and Canadian Rental and Cleaning reporting segment purchases, rents, cleans, delivers and sells, uniforms and protective clothing and non-garment items in the United States and Canada. The operations of the US and Canadian Rental and Cleaning reporting segment are referred to by the Company as its industrial laundry operations and the locations related to this reporting segment are referred to as industrial laundries.
The MFG operating segment designs and manufactures uniforms and non-garment items solely for the purpose of providing these goods to the US and Canadian Rental and Cleaning reporting segment. The amounts reflected as revenues of MFG are generated when goods are shipped from the Company’s manufacturing facilities to other Company locations. These revenues are recorded at a transfer price which is typically in excess of the actual manufacturing cost. The transfer price is determined by management and may not necessarily represent the fair value of the products manufactured. Products are carried in inventory and subsequently placed in service and amortized at this transfer price. On a consolidated basis, intercompany MFG revenues and MFG income are eliminated and the carrying value of inventories and rental merchandise in service is reduced to the manufacturing cost. Income before income taxes from MFG net of the intercompany MFG elimination was $15,019, $10,422, and $7,352 for years ended August 28, 2004, August 30, 2003 and August 31, 2002, respectively. This income offsets the merchandise amortization costs incurred by the US and Canadian Rental and Cleaning reporting segment as the merchandise costs of this reporting segment are amortized and recognized based on inventories purchased from MFG at the transfer price which is above the Company’s manufacturing cost.
The Corporate operating segment consists of costs associated with the Company’s distribution center, sales and marketing, information systems, engineering, materials management, manufacturing planning, finance, budgeting, human resources, other general and administrative costs and interest expense. The revenues generated from the Corporate operating segment represent certain direct sales made by the Company directly from its distribution center. The products sold by this operating segment are the same products rented and sold by the US and Canadian Rental and Cleaning reporting segment. In the segment disclosures in Note 13 to the Consolidated Financial Statements, no assets or capital expenditures are presented for the Corporate operating segment as no assets are allocated to this operating segment in the information reviewed by the chief executive officer. However, depreciation and amortization expense related to certain assets are reflected in income from operations and income before income taxes for the Corporate operating segment. The assets that give rise to this depreciation and amortization are included in the total assets of the US and Canadian Rental and Cleaning reporting segment as this is how they are tracked and reviewed by the Company.
The Specialty Garments operating segment purchases, rents, cleans, delivers and sells, specialty garments and non-garment items primarily for nuclear and clean room applications. The First Aid operating segment sells first aid cabinet services and other safety supplies. In fiscal 2003 and fiscal 2002, no assets or capital expenditures are presented for the First Aid operating segment as no assets were allocated to this operating segment in the information reviewed by the chief executive officer as they were not material. However, depreciation and amortization expense related to certain assets are reflected in income from operations and income before income taxes for the First Aid operating segment. The assets that give rise to this depreciation and amortization in fiscal 2003 and 2002 are included in the total assets of the US and Canadian Rental and Cleaning reporting segment as this is how they were tracked and reviewed by the Company. After the Textilease acquisition in fiscal 2004, the Company began allocating assets to this operating segment as the total assets related to First Aid increased.

Approximately 85% of the Company’s revenues in 2004 were derived from US and Canadian Rental and Cleaning through the rental of garment and non-garment items. A key driver of this business is the number of workers employed by the customers of the Company. Our revenues are directly impacted by declines or increases in those employment levels. Revenues from Specialty Garments, which accounted for 8% of our 2004 revenues, increase during outages and refueling by nuclear power plants, since garment usage is increased at these times. The direct sale of first aid cabinet services and other safety supplies represented 4% of total revenue and the direct sale of garments and other non-garment items represented 3% of total revenue.
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

Results of Operations
The amounts of revenues and certain expense items for the three fiscal years ended August 28, 2004, August 30, 2003 and August 31, 2002, and the percentage changes in revenues and certain expense items between years are presented in the following table (in thousands). Operating costs presented below include merchandise costs related to the amortization of rental merchandise in service and direct sales as well as labor and other production, service and delivery costs associated with operating the Company’s industrial laundries, Specialty Garments facilities, First-Aid locations and the Company’s distribution center. Selling and administrative costs include costs related to the Company’s sales and marketing functions as well as general and administrative costs associated with the Company’s corporate offices and operating locations including information systems, engineering, materials management, manufacturing planning, finance, budgeting, and human resources.

				% Change	% Change
				FY2004	FY2003
	FY	FY	FY	vs.	vs.
	2004	2003	2002	FY2003	FY2002

Revenues	$719,356	$596,936	$578,898	20.5%	3.1%

Costs and expenses:
Operating costs (1)	462,612	381,098	359,960	21.4%	5.9%
Selling and administrative expenses (1)	147,851	127,341	128,928	16.1%	-1.2%
Depreciation and amortization	44,889	39,659	38,031	13.2%	4.3%

	655,352	548,098	526,919	19.6%	4.0%

Income from operations	64,004	48,838	51,979	31.1%	-6.0%

Other expense	9,406	1,266	8,660	643.0%	-85.4%

Income before income taxes	54,598	47,572	43,319	14.8%	9.8%

Provision for income taxes	21,020	18,310	16,460	14.8%	11.2%

Income before cumulative effect of accounting change	33,578	29,262	26,859	14.7%	8.9%

Cumulative effect of accounting change	—	2,242	—	-100.0%	N/A

Net income	$33,578	$27,020	$26,859	24.3%	0.6%

(1)	Exclusive of depreciation and amortization

The amounts of revenues and income from operations by reporting segment for the three fiscal years ended August 28, 2004, August 30, 2003 and August 31, 2002, are presented in the following table (in thousands). Refer to Note 13 of these Consolidated Financial Statements for discussion of the Company’s reporting segments.

	US and
	Canadian
	Rental and		Net Interco	Specialty
Revenues	Cleaning	MFG	MFG Elim	Garments	First-Aid	Corporate	Total

For the year-ended August 28, 2004	$629,309	$53,694	$(53,694)	$58,598	$26,668	$4,781	$719,356

For the year-ended August 30, 2003	$524,701	$42,041	$(42,041)	$57,749	$9,486	$5,000	$596,936

For the year-ended August 31, 2002	$516,271	$55,424	$(55,424)	$50,829	$9,716	$2,082	$578,898

	US and
	Canadian
	Rental and		Net Interco	Specialty
Income (loss) from operations	Cleaning	MFG	MFG Elim	Garments	First-Aid	Corporate	Total

For the year-ended August 28, 2004	$88,729	$20,299	$(5,277)	$7,113	$1,722	$(48,582)	$64,004

For the year-ended August 30, 2003	$73,223	$13,837	$(3,415)	$9,306	$45	$(44,158)	$48,838

For the year-ended August 31, 2002	$82,505	$12,438	$(5,086)	$8,244	$(135)	$(45,987)	$51,979

Fiscal Year Ended August 28, 2004 Compared with Fiscal Year Ended August 30, 2003
Revenues. In 2004, revenues increased 20.5% to $719.4 million as compared with $596.9 million for 2003. The 20.5% increase can be attributed to acquisitions (11.9% related to US and Canadian Rental and Cleaning and 2.8% related to First Aid), primarily Textilease Corporation (“Textilease”), as well as growth from existing operations and price increases (5.8%). This increase in existing operations was primarily due to revenue growth in the industrial laundry operations which accounted for 5.6% of the increase. The increase in revenue due to price increases was modest due to a particularly competitive pricing environment.
Operating costs. Operating costs increased to $462.6 million for 2004 as compared with $381.1 million for 2003. As a percentage of revenues, operating costs increased to 64.3% from 63.9% for these periods, primarily due to significantly higher energy costs associated with operating industrial and Specialty Garments laundries as well as our fleet of delivery vehicles. Also, the Textilease industrial laundries, acquired in the first quarter of 2004, generally have higher production costs than the existing UniFirst facilities. The increase in operating costs is also attributable to the Company’s closure of a redundant facility during the fiscal year ended August 28, 2004. In connection with its plans to integrate the operations of Textilease, the Company closed its Richmond plant (UniFirst Richmond) and transferred the operations or the processing of garments to the Richmond plant acquired from Textilease. All costs incurred with the closure of the UniFirst Richmond plant, except the costs associated with the write-down to estimated fair value of certain machinery and equipment which is included in depreciation and amortization, have been recorded as operating costs during the fiscal year ended August 28, 2004. The Company also experienced an overall increase in merchandise costs due to high merchandise amortization recognized for the industrial laundry locations acquired in the Textilease acquisition. This increase in merchandise amortization was partially offset as a result of cost savings realized in MFG as well as improved garment utilization in US and Canadian Rental and Cleaning. In addition, the Company’s operating costs increased as a percentage of revenues due to costs recorded in the third and fourth quarters of fiscal 2004 totaling $742 related to the decommissioning of one of the facilities of Specialty Garments Rental and Cleaning.
Selling and administrative expenses. The Company’s selling and administrative expenses increased to $147.9 million, or 20.6% of revenues, for 2004 as compared with $127.3 million, or 21.3% of revenues, for 2003. The decline in selling and administrative expenses as a percentage of revenue is primarily due to a decrease in new sales generated by US and Canadian Rental and Cleaning during the fiscal year ended August 28, 2004 as compared to the fiscal year ended August 30, 2003. The Company has also begun to realize synergies in US and Canadian Rental and Cleaning from eliminating redundancies within the sales group from the acquisition of Textilease. The decrease in selling and administrative expenses as a percentage of revenue is partially offset by the continuing rise of health care costs.
Depreciation and amortization. The Company’s depreciation and amortization expense increased to $44.9 million, or 6.2% of revenues, for 2004, as compared with $39.7 million, or 6.6% of revenues, for 2003. The increase in depreciation and amortization expense was primarily related to the depreciation and amortization on the tangible and intangible assets acquired from Textilease in US and Canadian Rental and Cleaning and First Aid. The Company also recorded approximately $0.6 million in depreciation expense during the quarter ended May 29, 2004 related to the write-down, to estimated fair value, of certain machinery and equipment at UniFirst Richmond.
Income from operations. The Company’s income from operations increased $15.2 million to $64.0 million for the year ended August 28, 2004 as compared with $48.8 million for the year ended August 30, 2003. This increase is primarily due to an increase in income from operations during these periods of $15.5 million in US and Canadian Rental and Cleaning, $4.6 million in MFG, net of intercompany MFG elimination and $1.7 million in First Aid, offset by an increase in loss from operations of $4.4 million in Corporate and lower income from operations of $2.2 million in Specialty Garments. The increase in US and Canadian Rental and Cleaning income from operations is due to increased revenues offset by higher operating costs and higher selling and administrative costs. The reasons for these fluctuations in revenues and cost are primarily related to the Textilease acquisition and other factors discussed above. The increase in income from operations in First Aid is due to a significant increase in revenues related to the acquisition of Textilease. The increase in the loss from operations in Corporate is due primarily to increased payroll and other costs related to the Company’s distribution center and corporate offices as a result of the Textilease acquisition. The decrease in income from operations in Specialty Garments is due to minimal revenue growth offset by higher costs as a percentage of revenues. A large portion of this increase in costs is due to the $742 of costs related to the decommissioning of one of the facilities discussed above, increased depreciation expense, as well as higher other selling and administrative and payroll related costs.
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
Fiscal Year Ended August 30, 2003 Compared with Fiscal Year Ended August 31, 2002
Revenues. In 2003, revenues increased 3.1% to $596.9 million as compared with $578.9 million for 2002, which had fifty-three weeks. On a comparative 52-week basis, revenues increased by 5.1%. The 3.1% increase can be attributed to growth from existing operations, acquisitions, and price increases in the US and Canadian Rental and Cleaning and Corporate which accounted for 2.0% of the increase and increased revenue from Specialty Garments which accounted for 1.2% of the increase offset by a decrease in First Aid of .1%.
Operating costs. Operating costs increased to $381.1 million for 2003 as compared with $360.0 million for 2002. As a percentage of revenues, operating costs increased to 63.9% from 62.2% for these periods, primarily due to increased non-garment merchandise costs in US and Canadian Rental and Cleaning, primarily mats and facility service products, increased merchandise amortization as a percentage of revenues in Specialty Garments as well as higher energy costs to operate the Company’s industrial and Specialty Garments laundries as well as our fleet of delivery vehicles, offset by a reduction in merchandise amortization costs resulting from improved garment utilization in US and Canadian Rental and Cleaning and the Company’s continuing transition of MFG to Mexico.
Selling and administrative expenses. The Company’s selling and administrative expenses decreased to $127.3 million, or 21.3% of revenues, for 2003 as compared with $128.9 million, or 22.3% of revenues, for 2002. On a comparative 52-week basis, selling and administrative expenses increased approximately $1.0 million from 2002 to 2003, primarily due to increased sales and marketing costs driven by sales force expansion in US and Canadian Rental and Cleaning, partially offset by reduced legal costs in Corporate.
Depreciation and amortization. The Company’s depreciation and amortization expense increased to $39.7 million, or 6.6% of revenues, for 2003, as compared with $38.0 million, or 6.6% of revenues, for 2002. The increase was due to an increase in depreciation related to additional capital expenditures, offset by a decrease in amortization due to certain intangible assets becoming fully amortized during fiscal 2003. These fluctuations in depreciation and amortization primarily relate to US and Canadian Rental and Cleaning.
Income from operations. The Company’s income from operations decreased $3.2 million to $48.8 million for the year ended August 30, 2003 as compared with $52.0 million for the year ended August 31, 2002. This decrease is primarily due to a decrease in income from operations during these periods of $9.3 million in US and Canadian Rental and Cleaning offset by an increase in income from operations of $3.1 million in MFG, net of intercompany MFG elimination, $1.1 million in Specialty Garments, $.2 million in First Aid and a decrease in loss from operations of $1.7 million in Corporate. The decrease in US and Canadian Rental and Cleaning is due to increased revenues offset by higher operating costs and higher selling and administrative costs. The reasons for these fluctuations in revenues and cost are discussed above. The increase in income from operations of Specialty Garments is due to a 14% increase in revenues offset by an increase in operating costs due primarily to higher merchandise amortization. The decrease in loss from operations from Corporate is due primarily to increased revenues and decreased legal costs partially offset by an increase in other various costs related to the Company’s distribution center and corporate offices.
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
The Amended Credit Agreement runs through September 2, 2007. As of August 28, 2004, the maximum line of credit was $125 million of which approximately $94.5 million was available for borrowing thereunder. As of such date, the Company had outstanding borrowings of $10.6 million and letters of credit of $19.9 million. Under the Amended Credit Agreement, the Company may borrow funds at variable interest rates based on the Eurodollar rate or the bank’s prime rate, as selected by the Company. Availability of credit requires compliance with financial and other covenants, including minimum tangible net worth, maximum funded debt ratio, and minimum debt coverage, as defined in the Amended Credit Agreement. Compliance with these financial covenants is tested on a fiscal quarterly basis. Under the most restrictive of these provisions, the Company was required to maintain minimum consolidated tangible net worth of $124,789 as of August 28, 2004. As of August 28, 2004, the Company was in compliance with all covenants under the Note Agreement and the Amended Credit Agreement.

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
For environmental liabilities that have been discounted, we include interest accretion, based on the effective interest method, in operating costs on the consolidated statement of income. The changes to our environmental liabilities for the years ended August 28, 2004, August 30, 2003 and August 31, 2002 are as follows (in thousands):

	Year Ended	Year Ended
	August 30,	August 28,
	2003	2004

Beginning balance	$5,377	$5,377
Obligations assumed in connection with Textilease acquisition	—	3,200
Costs incurred for which reserves have been provided	(646)	(859)
Insurance proceeds received	227	263
Interest accretion	269	429
Revision in estimates	150	259

Ending balance	$5,377	$8,669

Anticipated payments and insurance proceeds of currently identified environmental remediation liabilities as of August 28, 2004 for the next five years and thereafter as measured in current dollars are reflected below.

(In Thousands)	2005	2006	2007	2008	2009	Thereafter	Total
Estimated costs — current dollars	$1,409	$1,420	$2,203	$823	$758	$8,975	$15,588

Estimated insurance proceeds	(266)	(247)	(247)	(266)	(247)	(3,818)	(5,091)

Net anticipated costs	$1,143	$1,173	$1,956	$557	$511	$5,157	$10,497

Effect of Inflation							2,975
Effect of Discounting							(4,803)

Balance, August 28, 2004							$8,669

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

		Facility Closing
		and Lease
	Severance Related	Cancellation
	Costs	Costs	Total

Balance at August 30, 2003	$—	$—	$—
Initial set-up of liability	3,103	3,401	6,504
Charges	(1,815)	(707)	(2,522)
Revisions	—	(1,965)	(1,965)

Balance at August 28, 2004	$1,288	$729	$2,017

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
Contractual Obligations and Other Commercial Commitments
The following information is presented as of August 28, 2004.

Payments Due by Fiscal Period
		Less
		than 1	1 - 3	3 - 5	More than
Contractual Obligations	Total	year	years	years	5 years

Private placement	$165,000	$—	$—	$—	$165,000

Bank debt	11,597	389	288	288	10,632
Other debt	2,244	597	1,013	252	382
Operating Leases	11,181	4,513	4,797	1,785	86

Total Contractual Cash Obligations	$190,022	$5,499	$6,098	$2,325	$176,100

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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Currency Exchange Risk
Management has determined that all of the Company’s foreign subsidiaries operate primarily in local currencies that represent the functional currencies of the subsidiaries. All assets and liabilities of foreign subsidiaries are translated into U.S. dollars using the exchange rate prevailing at the balance sheet date. The effect of exchange rate fluctuations on translation of assets and liabilities are recorded as a component of stockholders’ equity. Income and expense accounts are translated at average exchange rates during the year. As such, the Company’s financial condition and operating results are affected by fluctuations in the value of the U.S. dollar as compared to currencies in foreign countries. Revenue denominated in currencies other than the U.S. dollar represented approximately 6% of total consolidated revenues for the years ended August 28, 2004, August 30, 2003 and August 31, 2002 and total assets denominated in currencies other than the U.S. dollar represented approximately 6% and 7% of total consolidated assets at August 28, 2004 and August 30, 2003. If exchange rates had changed by 10% from the actual rates in effect during the year ended and as of August 28, 2004, the Company’s revenues and assets for the year ended and as of August 28, 2004 would have changed by approximately $4.6 million and $4.0 million, respectively.

The Company does not operate a hedging program to mitigate the effect of a significant rapid change in the value of the Canadian Dollar, Euro, British Pound, or Mexican Peso as compared to the U.S. dollar. Any gains or losses resulting from foreign currency transactions, including exchange rate fluctuations on intercompany accounts are reported as transaction gains (losses) in selling and administrative expenses. The intercompany payables and receivables are denominated in Canadian Dollars, Euros, British Pounds and Mexican Pesos. During the year ended August 28, 2004 transaction gains (losses) included in selling and administrative expenses were not material. If the exchange rates had changed by 10% during the year ended August 28, 2004, the Company would have recognized an exchange gain or loss in other income (expense) of approximately $275.
Interest Rate Risk
The Company is exposed to market risk from changes in interest rates which may adversely affect its financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, the Company manages exposures through its regular operating and financing activities. The Company is exposed to interest rate risk primarily through its borrowings under its $125 million Amended Credit Agreement with a syndicate of banks and its $90 million of Floating Rate Notes with a group of insurance companies. Under both agreements, the Company borrows funds at variable interest rates based on the Eurodollar rate or LIBOR rates. If the LIBOR and Eurodollar rates fluctuated by 10% from the actual rates in effect during the year ended August 28, 2004, interest expense would have fluctuated by approximately $647 from the interest expense recognized for the year ended August 28, 2004.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Consolidated Statements of Income
UniFirst Corporation and Subsidiaries

Year Ended	August 28,	August 30,	August 31,
(In thousands, except per share data)	2004	2003	2002

Revenues	$719,356	$596,936	$578,898

Cost and expenses:
Operating costs (1)	462,612	381,098	359,960
Selling and administrative expenses (1)	147,851	127,341	128,928
Depreciation and amortization	44,889	39,659	38,031

	655,352	548,098	526,919

Income from operations	64,004	48,838	51,979

Other expense (income):
Interest expense	12,522	4,010	8,843
Interest income	(1,135)	(1,452)	(1,439)
Interest rate swap expense (income)	(1,981)	(1,292)	1,256

	9,406	1,266	8,660

Income before income taxes	54,598	47,572	43,319
Provision for income taxes	21,020	18,310	16,460

Income before cumulative effect of accounting change	33,578	29,262	26,859
Cumulative effect of accounting change (net of income tax benefit of $1,404 in fiscal 2003)	—	2,242	—

Net income	$33,578	$27,020	$26,859

Income per Common share — basic
Before cumulative effect of an accounting change, net	$1.95	$1.71	$1.56
Cumulative effect of an accounting change, net	—	(0.13)	—

Net income per Common share — basic	$1.95	$1.58	$1.56

Income per Class B Common share — basic
Before cumulative effect of an accounting change, net	$1.56	$1.37	$1.25
Cumulative effect of an accounting change, net	—	(0.10)	—

Net income per Class B Common share — basic	$1.56	$1.27	$1.25

Income per Common share — diluted
Before cumulative effect of an accounting change, net	$1.74	$1.52	$1.39
Cumulative effect of an accounting change, net	—	(0.12)	—

Net income per Common share — diluted	$1.74	$1.40	$1.39

Income per Class B Common share — diluted
Before cumulative effect of an accounting change, net	$1.56	$1.36	$1.25
Cumulative effect of an accounting change, net	—	(0.10)	—

Net income per Class B Common share — diluted	$1.56	$1.26	$1.25

Weighted average number of shares outstanding — basic
Common stock	9,103	8,992	9,000
Class B common stock	10,091	10,190	10,222

	19,194	19,182	19,222

Weighted average number of shares outstanding — diluted
Common stock	9,167	9,032	9,056
Class B common stock	10,091	10,190	10,222

	19,258	19,222	19,278

Dividends per share
Common stock	$0.15	$0.15	$0.15

Class B common stock	$0.12	$0.12	$0.12

(1)	Exclusive of depreciation and amortization
The accompanying notes are an integral part of these
consolidated financial statements.

Consolidated Balance Sheets
UniFirst Corporation and Subsidiaries

	Year Ended
	August 28,	August 30,
(In thousands, except per share data)	2004	2003

Assets
Current assets:
Cash and cash equivalents	$4,436	$6,053
Receivables, less reserves of $2,616 for 2004 and $2,611 for 2003	69,471	57,941
Inventories	31,060	25,355
Rental merchandise in service	60,544	60,490
Prepaid taxes and deferred tax assets	2,753	5,591
Prepaid expenses	1,857	407

Total current assets	170,121	155,837

Property and equipment:
Land, buildings and leasehold improvements	240,018	221,487
Machinery and equipment	258,736	238,820
Motor vehicles	70,048	66,081

	568,802	526,388
Less — accumulated depreciation	280,012	251,806

	288,790	274,582

Goodwill	180,685	62,608
Customer contracts, net	51,572	16,713
Intangible assets, net	6,301	3,811
Other assets	3,353	1,036

	$700,822	$514,587

Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of long-term obligations	$986	$2,493
Notes payable	—	104
Accounts payable	33,754	30,678
Accrued liabilities	72,824	53,670
Accrued income taxes	5,611	—

Total current liabilities	113,175	86,945

Long-term obligations, net of current maturities	177,855	67,319
Deferred income taxes	42,043	24,943

Commitments and Contingencies (Note 9)
Shareholders’ equity:
Preferred stock, $1.00 par value; 2,000,000 shares authorized; none issued	—	—
Common stock, $.10 par value; 30,000,000 shares authorized; issued 9,276,479 shares in 2004 and 10,599,359 shares in 2003	928	1,060
Class B common stock, $.10 par value; 20,000,000 shares authorized; Issued and outstanding 9,929,144 shares in 2004 and 10,175,144 shares in 2003	993	1,018
Treasury stock, 1,595,055 shares in 2003	—	(26,005)
Capital surplus	13,138	12,693
Retained earnings	353,196	348,043
Accumulated other comprehensive loss	(506)	(1,429)

Total shareholders’ equity	367,749	335,380

	$700,822	$514,587

The accompanying notes are an integral part of these
consolidated financial statements.

Consolidated Statements of Shareholders’ Equity
UniFirst Corporation and Subsidiaries

									Accumulated
		Class B			Class B				Other
	Common	Common	Treasury	Common	Common	Treasury	Capital	Retained	Comprehensive	Comprehensive
(In thousands)	Shares	Shares	Shares	Stock	Stock	Stock	Surplus	Earnings	Income (Loss)	Income (Loss)

Balance, August 25, 2001	10,517	10,239	(1,535)	$1,052	$1,024	$(24,755)	$12,438	$299,313	$(3,527)
Net income	—	—	—	—	—	—	—	26,859	—	$26,859
Dividends	—	—	—	—	—	—	—	(2,577)	—	—
Shares converted	34	(34)	—	3	(3)	—	—	—	—	—
Shares repurchased	—	—	—	—	—	(1)	—	—	—	—
Stock options exercised	4	—	—	—	—	—	65	—	—	—
Foreign Currency translation adjustments	—	—	—	—	—	—	—	—	(471)	(471)
Change in fair value of derivative instruments, net of tax	—	—	—	—	—	—	—	—	320	320

Comprehensive income										$26,708

Balance, August 31, 2002	10,555	10,205	(1,535)	$1,055	$1,021	$(24,756)	$12,503	$323,595	$(3,678)
Net income	—	—	—	—	—	—	—	27,020	—	$27,020
Dividends	—	—	—	—	—	—	—	(2,572)	—	—
Shares converted	30	(30)	—	3	(3)	—	—	—	—	—
Shares repurchased	—	—	(60)	—	—	(1,249)	—	—	—	—
Stock options exercised	14	—	—	2	—	—	190	—	—	—
Foreign Currency translation adjustments	—	—	—	—	—	—	—	—	1,904	1,904
Change in fair value of derivative instruments, net of tax	—	—	—	—	—	—	—	—	345	345

Comprehensive income										$29,269

Balance, August 30, 2003	10,599	10,175	(1,595)	$1,060	$1,018	$(26,005)	$12,693	$348,043	$(1,429)
Net income	—	—	—	—	—	—	—	33,578	—	$33,578
Dividends	—	—	—	—	—	—	—	(2,579)	—	—
Shares converted	246	(246)	—	25	(25)	—	—	—	—	—
Shares repurchased	—	—	—	—	—	—	—	—	—	—
Stock options exercised	26	—	—	2	—	—	370	—	—	—
Elimination of treasury shares	(1,595)	—	1,595	(159)	—	26,005	—	(25,846)	—	—
Other	—	—	—	—	—	—	—	—	(78)	(78)
Tax benefit from exercise of nonqualified stock option	—	—	—	—	—	—	75	—	—	—
Foreign Currency translation adjustments	—	—	—	—	—	—	—	—	1,001	1,001

Comprehensive income										$34,501

Balance, August 28, 2004	9,276	9,929	—	$928	$993	$—	$13,138	$353,196	$(506)

The accompanying notes are an integral part of these
consolidated financial statements.

Consolidated Statements of Cash Flows
UniFirst Corporation and Subsidiaries

Year Ended	August 28,	August 30,	August 31,
(In thousands)	2004	2003	2002

Cash flows from operating activities:
Net income	$33,578	$27,020	$26,859
Adjustments:
Cumulative effect of accounting change, net	—	2,242	—
Depreciation	38,539	35,262	32,755
Amortization of intangible assets	6,350	4,397	5,276
Amortization of deferred financing costs	2,052	—	—
Accretion on asset retirement obligations	431	292	—
Interest rate swap (income) expense	(1,981)	(1,292)	1,256
Changes in assets and liabilities, net of acquisitions:
Receivables	(1,984)	(3,229)	1,158
Inventories	3,518	(548)	(2,394)
Rental merchandise in service	9,750	(4,225)	1,618
Prepaid expenses	(615)	(92)	(40)
Accounts payable	(1,654)	13,667	(2,670)
Accrued liabilities	5,349	(4,982)	(3,156)
Accrued income taxes	12,725	(7,704)	(11,351)
Deferred income taxes	—	—	3,388

Net cash provided by operating activities	106,058	60,808	52,699

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(179,972)	(2,785)	(12,342)
Proceeds from sale of linen business	4,614	—	—
Capital expenditures	(30,873)	(37,919)	(33,304)
Other	(1,217)	1,912	3,940

Net cash used in investing activities	(207,448)	(38,792)	(41,706)

Cash flows from financing activities:
Proceeds from long term obligations	351,716	—	152
Payments on long term obligations	(245,196)	(16,667)	(9,998)
Payment of deferred financing costs	(4,540)	—	—
Repurchase of common stock	—	(1,249)	(1)
Proceeds from exercise of common stock options	372	192	65
Payment of cash dividends	(2,579)	(2,572)	(2,577)

Net cash provided by (used in) financing activities	99,773	(20,296)	(12,359)

Net increase (decrease) in cash and cash equivalents	(1,617)	1,720	(1,366)
Cash and cash equivalents at beginning of year	6,053	4,333	5,699

Cash and cash equivalents at end of year	$4,436	$6,053	$4,333

Supplemental disclosure of cash flow information:
Interest paid	$13,841	$4,554	$8,776

Income taxes paid, net of refunds received	$8,571	$24,179	$24,418

The accompanying notes are an integral part of these
consolidated financial statements.

Notes to Consolidated Financial Statements
UniFirst Corporation and Subsidiaries
(Amounts in thousands, except per share and common stock options data)
1. Summary Of Critical and Significant Accounting Policies
Business Description
UniFirst Corporation (the “Company”) is one of the largest providers of workplace uniforms and protective clothing in the United States. The Company designs, manufactures, personalizes, rents, cleans, delivers, and sells a wide range of uniforms and protective clothing, including shirts, pants, jackets, coveralls, jumpsuits, lab coats, smocks and aprons, and also rents industrial wiping products, floor mats, facility service products, other non-garment items, and provides first aid cabinet services and other safety supplies, to a variety of manufacturers, retailers and service companies. The Company serves businesses of all sizes in numerous industry categories. Typical customers include automobile service centers and dealers, delivery services, food and general merchandise retailers, food processors and service operations, light manufacturers, maintenance facilities, restaurants, service companies, soft and durable goods wholesalers, transportation companies, and others who require employee clothing for image, identification, protection or utility purposes. At certain specialized facilities, the Company also decontaminates and cleans work clothes that may have been exposed to radioactive materials and services special cleanroom protective wear. Typical customers for these specialized services include government agencies, research and development laboratories, high technology companies and utilities operating nuclear reactors. As discussed and described in Note 13 to the Consolidated Financial Statements, the Company has five reporting segments, US and Canadian Rental and Cleaning, Manufacturing (MFG), Specialty Garments, First Aid and Corporate. The operations of the US and Canadian Rental and Cleaning reporting segment are referred to by the Company as its industrial laundry operations and the locations related to this reporting segment are referred to as industrial laundries.
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
Goodwill and Other Intangible Assets
The Company adopted SFAS No. 142 effective August 26, 2001. Under SFAS No. 142, goodwill is no longer amortized. SFAS 142 also requires that companies test goodwill for impairment on an annual basis and when events occur or circumstances change that would more likely than not reduce the fair value of each reporting unit to which goodwill is assigned below its carrying amount. Our evaluation considers changes in the operating environment, competitive information, market trends, operating performance and cash flow modeling. Management completes its annual impairment test in the fourth quarter of each fiscal year and there have been no impairments of goodwill or indefinite-lived intangible assets in fiscal 2004, 2003 or 2002. Future events could cause management to conclude that impairment indicators exist and that goodwill and other intangibles associated with acquired businesses are impaired. Any resulting impairment loss could have a material impact on our financial condition and results of operations.

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

Net income available to the Company’s stockholders is allocated among our two classes of common stock, Common Stock and Class B Common Stock. The allocation among each class was based upon the two-class method. The following table shows how net income will be allocated using this method:

	August 28,	August 30,	August 31,
Year Ended	2004	2003	2002

Net income available to shareholders	$33,578	$27,020	$26,859

Allocation of net income
Basic:
Common Stock	$17,796	$14,171	$14,073
Class B Common Stock	15,782	12,849	12,786

	$33,578	$27,020	$26,859

Diluted:
Common Stock	$17,854	$14,202	$14,114
Class B Common Stock	15,724	12,818	12,745

	$33,578	$27,020	$26,859

The following table illustrates the weighted average number of Common and Class B Common shares outstanding during the year and are utilized in the calculation of earnings per share:

	August 28,	August 30,	August 31,
Year Ended	2004	2003	2002

Weighted average number of Common shares — basic	9,103	8,992	9,000
Add: effect of dilutive potential Common shares — employee common stock options	64	40	56
Add: effect assuming conversion of Class B Common shares into Common Stock	10,091	10,190	10,222

Weighted average number of Common shares — diluted	19,258	19,222	19,278

Weighted average number of Class B Common shares — basic and diluted	10,091	10,190	10,222

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

	August 28,	August 30,	August 31,
Year Ended	2004	2003	2002

Income before cumulative effect of accounting change	$33,578	$29,262	$26,859
Less: pro forma compensation expense, net of tax	(246)	(171)	(126)

Pro forma income before cumulative effect of accounting change	33,332	29,091	26,733
Cumulative effect of accounting change, net of tax	—	(2,242)	—

Pro forma net income	$33,332	$26,849	$26,733

Basic net income per weighted average Common share, as reported:
Income before cumulative effect of accounting change	$1.95	$1.71	$1.56
Cumulative effect of accounting change, net of tax	—	(0.13)	—

Net income per Common share	$1.95	$1.58	$1.56

Basic net income per weighted average Class B Common share, as reported:
Income before cumulative effect of accounting change	$1.56	$1.37	$1.25
Cumulative effect of accounting change, net of tax	—	(0.10)	—

Net income per Class B Common share	$1.56	$1.27	$1.25

Basic net income per weighted average Common share, pro forma:
Pro forma income before cumulative effect of accounting change	$1.94	$1.70	$1.56
Cumulative effect of accounting change, net of tax	—	(0.13)	—

Pro forma net income per Common share	$1.94	$1.57	$1.56

Basic net income per weighted average Class B Common share, pro forma:
Pro forma income before cumulative effect of accounting change	$1.55	$1.36	$1.25
Cumulative effect of accounting change, net of tax	—	(0.10)	—

Pro forma net income per Class B Common share	$1.55	$1.26	$1.25

Diluted net income per weighted average Common share, as reported:
Income before cumulative effect of accounting change	$1.74	$1.52	$1.39
Cumulative effect of accounting change, net of tax	—	(0.12)	—

Net income per Common share	$1.74	$1.40	$1.39

Diluted net income per weighted average Class B Common share, as reported:
Income before cumulative effect of accounting change	$1.56	$1.36	$1.25
Cumulative effect of accounting change, net of tax	—	(0.10)	—

Net income per Class B Common share	$1.56	$1.26	$1.25

Diluted net income per weighted average Common share, pro forma:
Pro forma income before cumulative effect of accounting change	$1.73	$1.51	$1.39
Cumulative effect of accounting change, net of tax	—	(0.12)	—

Pro forma net income per Common share	$1.73	$1.39	$1.39

Diluted net income per weighted average Class B Common share, pro forma:
Pro forma income before cumulative effect of accounting change	$1.55	$1.35	$1.24
Cumulative effect of accounting change, net of tax	—	(0.10)	—

Pro forma net income per Class B Common share	$1.55	$1.25	$1.24

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
Goodwill, Intangibles and Other Long-Lived Assets
The Company adopted SFAS No. 142 effective August 26, 2001. Under SFAS No. 142, goodwill is no longer amortized. SFAS 142 also requires that companies test goodwill for impairment on an annual basis and when events occur or circumstances change that would more likely than not reduce the fair value of each reporting unit to which goodwill is assigned below its carrying amount. Our evaluation considers changes in the operating environment, competitive information, market trends, operating performance and cash flow modeling. Management completes its annual impairment test in the fourth quarter of each fiscal year and there have been no impairments of goodwill or indefinite-lived intangible assets in fiscal 2004, 2003 or 2002. Future events could cause management to conclude that impairment indicators exist and that goodwill and other intangibles associated with acquired businesses are impaired. Any resulting impairment loss could have a material impact on our financial condition and results of operations.
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
2. Acquisitions
Aggregate information relating to the acquisition of businesses which were accounted for as purchases is as follows:

	August 28,	August 30,	August 31,
Year ended	2004	2003	2002

Fair value of tangible assets acquired	$56,079	$598	$4,371
Fair value of intangible assets and goodwill acquired	159,204	2,479	9,008
Fair value of liabilities assumed or created	(35,311)	(292)	(1,037)

Acquisition of businesses, net of cash acquired	$179,972	$2,785	$12,342

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

The $115,413 of goodwill as of August 28, 2004 has been assigned to our US Rental and Cleaning operating segment. This operating segment purchases, rents, cleans, delivers and sells, uniforms and protective clothing and non-garment items in the United States. Refer to Note 13 for further discussion of the Company’s operating segments. None of the goodwill is expected to be deductible for income tax purposes. At the time of acquisition, management initiated a plan to integrate certain Textilease facilities into existing operations. Included in the purchase price allocation is an accrual for exit costs and employee termination benefits in accordance with EITF 95-3 of approximately $6,504, which included approximately $3,103 in severance-related costs for corporate and field employees and $3,401 in facility closing and lease cancellation costs. As of August 28, 2004, the Company paid and charged approximately $1,815 against this accrual for severance-related costs and $707 for facility closing and lease cancellation costs. As of August 28, 2004, the Company reversed approximately $1,963 of the initial accrual based upon its final analysis of the fair value of the liabilities assumed in connection with the acquisition, with a decrease in goodwill. The Company expects to incur substantially all of the remaining costs within twenty-four months of the Closing Date. The changes in accrual for the fiscal year ended August 28, 2004 are as follows:

		Facility Closing
		and Lease
	Severance Related	Cancellation
	Costs	Costs	Total

Balance at August 30, 2003	$—	$—	$—
Initial set-up of liability	3,103	3,401	6,504
Charges	(1,815)	(707)	(2,522)
Revisions	—	(1,965)	(1,965)

Balance at August 28, 2004	$1,288	$729	$2,017

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

	Year Ended	Year Ended
	August 28,	August 30,
	2004	2003
	(Actual)	(Pro Forma)

Revenues	$719,356	$691,937

Income before cumulative effect of accounting change	$33,578	$26,796
Cumulative effect of accounting change, net of tax	—	2,242

Net income	$33,578	$24,554

Basic net income per weighted average Common share, as reported:
Income before cumulative effect of accounting change	$1.95	$1.56
Cumulative effect of accounting change, net of tax	—	(0.13)

Net income per Common share	$1.95	$1.43

Basic net income per weighted average Class B Common share, as reported:
Income before cumulative effect of accounting change	$1.56	$1.25
Cumulative effect of accounting change, net of tax	—	(0.10)

Net income per Class B Common share	$1.56	$1.15

Diluted net income per weighted average Common share, as reported:
Income before cumulative effect of accounting change	$1.74	$1.39
Cumulative effect of accounting change, net of tax	—	(0.12)

Net income per Common share	$1.74	$1.27

Diluted net income per weighted average Class B Common share, as reported:
Income before cumulative effect of accounting change	$1.56	$1.25
Cumulative effect of accounting change, net of tax	—	(0.10)

Net income per Class B Common share	$1.56	$1.15

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

3. Income Taxes
The provision for income taxes consists of the following:

	August 28,	August 30,	August 31,
Year ended	2004	2003	2002

Current:
Federal and Foreign	$17,101	$16,218	$13,383
State	1,957	2,026	1,624

	$19,058	$18,244	$15,007

Deferred:
Federal and Foreign	$1,787	$60	$1,354
State	175	6	99

	1,962	66	1,453

	$21,020	$18,310	$16,460

The following table reconciles the provision for income taxes using the statutory federal income tax rate to the actual provision for income taxes:

	August 28,	August 30,	August 31,
	2004	2003	2002

Income taxes at the statutory federal
income tax rate	$19,109	$16,650	$15,160
State income taxes	1,408	1,315	1,120
Foreign income taxes	221	193	148
Other	282	152	32

	$21,020	$18,310	$16,460

The tax effect of items giving rise to the Company’s deferred tax (assets) liabilities is as follows:

	August 28,	August 30,	August 31,
Year ended	2004	2003	2002

Rental merchandise in service	$15,738	$8,612	$12,765
Tax in excess of book depreciation	29,612	25,730	23,630
Purchased intangible assets	13,866	—	—
Accruals and other	(19,926)	(14,885)	(11,547)

Net deferred tax liabilities	$39,290	$19,457	$24,848

4. Long-Term Obligations
Long-term obligations outstanding on the accompanying consolidated balance sheets are as follows:

	August 28,	August 30,
	2004	2003

Unsecured revolving credit agreement with a syndicate of banks, interest rates of 2.84% and 2.26% at August 28, 2004 and August 30, 2003, respectively	$10,560	$65,710
Series A, fixed rate notes due June 2011 bearing interest at 5.27%	75,000	—
Series B, floating rate notes due June 2014 bearing interest at LIBOR plus 70 basis points (2.1275%)	75,000	—
Series C, floating rate notes due June 2014 bearing interest at LIBOR plus 75 basis points (2.1775%)	15,000	—
Notes payable, interest rates from 4.00% - 11.53%, payable in various installments through 2009	3,229	4,001
Amounts due for restrictive covenants and other, payable in various installments through 2005	52	101

	178,841	69,812
Less — current maturities	986	2,493

	$177,855	$67,319

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
The Amended Credit Agreement runs through September 2, 2007. As of August 28, 2004, the maximum line of credit was $125 million of which approximately $94.5 million was available for borrowing thereunder. As of such date, the Company had outstanding borrowings of $10.6 million and letters of credit of $19.9 million. Under the Amended Credit Agreement, the Company may borrow funds at variable interest rates based on the Eurodollar rate or the bank’s prime rate, as selected by the Company. Availability of credit requires compliance with financial and other covenants, including minimum tangible net worth, maximum funded debt ratio, and minimum debt coverage, as defined in the Amended Credit Agreement. Compliance with these financial covenants is generally tested on a fiscal quarterly basis. Under the most restrictive of these provisions, the Company was required to maintain minimum consolidated tangible net worth of $124,789 as of August 28, 2004. As of August 28, 2004, the Company was in compliance with all covenants under the Note Agreement and the Amended Credit Agreement.

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

As of August 28, 2004, the Company has allocated $176.8 million and $3.9 million of goodwill to its US and Canadian Rental and Cleaning and Specialty Garments reporting segments, respectively.
Intangible assets, net on the Company’s accompanying consolidated balance sheets are as follows:

	August 28,	August 30,
Year Ended	2004	2003

Customer contracts, net of accumulated amortization of $38,084 and $33,120, respectively	$51,572	$16,713
Restrictive covenants, net of accumulated amortization of $14,478 and $13,449, respectively	2,183	3,038
Other intangible assets, net of accumulated amortization of $1,392 and $940, respectively	4,118	773

	$57,873	$20,524

Estimated amortization expense for the five fiscal years subsequent to August 28, 2004, based on intangible assets, net as of August 28, 2004 is as follows:

2005	$6,296
2006	5,881
2007	5,704
2008	4,940
2009	4,772
8. Accrued Liabilities
Accrued liabilities on the accompanying consolidated balance sheets are as follows:

	August 28,	August 30,
Year Ended	2004	2003

Payroll related	$25,477	$15,250
Insurance related	20,285	18,149
Environmental related	8,669	5,377
Asset retirement obligations	7,446	7,060
Acquisition related	2,017	—
Interest rate swap related	223	2,203
Other	8,707	5,631

	$72,824	$53,670

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

For environmental liabilities that have been discounted, we include interest accretion, based on the effective interest method, in operating costs on the consolidated statement of income. The changes to our environmental liabilities for the years ended August 28, 2004, August 30, 2003 and August 31, 2002 are as follows (in thousands):

	Year Ended	Year Ended
	August 30,	August 28,
	2003	2004

Beginning balance	$5,377	$5,377
Obligations assumed in connection with Textilease acquisition	—	3,200
Costs incurred for which reserves have been provided	(646)	(859)
Insurance proceeds received	227	263
Interest accretion	269	429
Revision in estimates	150	259

Ending balance	$5,377	$8,669

Anticipated payments and insurance proceeds of currently identified environmental remediation liabilities as of August 28, 2004 for the next five years and thereafter as measured in current dollars are reflected below.

(In Thousands)	2005	2006	2007	2008	2009	Thereafter	Total
Estimated costs — current dollars	$1,409	$1,420	$2,203	$823	$758	$8,975	$15,588

Estimated insurance proceeds	(266)	(247)	(247)	(266)	(247)	(3,818)	(5,091)

Net anticipated costs	$1,143	$1,173	$1,956	$557	$511	$5,157	$10,497

Effect of Inflation							2,975
Effect of Discounting							(4,803)

Balance, August 28, 2004							$8,669

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
As security for certain agreements with the NRC and various state agencies related to the nuclear operations (see Note 14) and certain insurance programs, the Company had standby irrevocable bank commercial letters of credit of $19,919 and $20,601 outstanding as of August 28, 2004 and August 30, 2003, respectively.
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

The following table summarizes the common stock option activity for the fiscal years ended August 28, 2004, August 30, 2003, and August 31, 2002:

		WEIGHTED
		AVERAGE
	NUMBER OF	EXERCISE
	SHARES	PRICE

Outstanding, August 25, 2001	107,800	$12.52

Granted	55,700	17.55
Exercised	(4,875)	13.44
Forfeited	(11,375)	13.71

Outstanding, August 31, 2002	147,250	$14.30

Granted	56,200	20.10
Exercised	(14,250)	13.45
Forfeited	(1,500)	14.65

Outstanding, August 30, 2003	187,700	$16.10

Granted	61,800	24.45
Exercised	(26,175)	14.25
Forfeited	(6,500)	16.24

Outstanding, August 28, 2004	216,825	$18.70

Exercisable, August 31, 2002	46,288	$13.78

Exercisable, August 30, 2003	91,967	$14.05

Exercisable, August 28, 2004	73,569	$14.41

The following table summarizes information relating to currently outstanding and exercisable stock options as of August 28, 2004:

OUTSTANDING OPTIONS			EXERCISABLE OPTIONS
	REMAINING
NUMBER	CONTRACTUAL	EXERCISE	NUMBER	EXERCISE
OUTSTANDING	LIFE (IN YEARS)	PRICES	EXERCISABLE	PRICES

24,825	3.0	$15.13	24,825	$15.13
33,975	4.2	10.06	25,481	10.06
42,525	5.2	17.55	21,263	17.55
45,500	8.2	20.13	—	20.13
8,200	8.4	19.93	—	19.93
59,800	9.2	24.35	—	24.35
2,000	9.4	27.44	2,000	27.44

216,825			73,569

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

12. Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income/(loss) are as follows:

		Change in Fair Value
		of Derivative		Total Accumulated
	Foreign Currency	Instruments,		Other Comprehensive
	Translation	net of tax	Other	Loss

Balance, August 25, 2001	$(2,862)	$(665)	$—	$(3,527)
Change during the period	(471)	320	—	(151)

Balance, August 31, 2002	(3,333)	(345)	—	(3,678)
Change during the period	1,904	345	—	2,249

Balance, August 30, 2003	(1,429)	—	—	(1,429)
Change during the period	1,001	—	(78)	923

Balance, August 28, 2004	$(428)	$—	$(78)	$(506)

13. Segment Reporting
SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131), establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information of those segments to be presented in interim financial reports issued to stockholders. Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the chief operating decision-maker, or decision-making group, in making decisions on how to allocate resources and assess performance. The Company’s chief operating decision maker, as defined under SFAS No. 131, is the Company’s chief executive officer. The Company has six operating segments based on the information reviewed by its chief executive officer; US Rental and Cleaning, Canadian Rental and Cleaning, Manufacturing (MFG), Specialty Garments Rental and Cleaning (Specialty Garments), First Aid and Corporate. The US Rental and Cleaning and Canadian Rental and Cleaning operating segments have been combined to form the US and Canadian Rental and Cleaning reporting segment.
The US and Canadian Rental and Cleaning reporting segment purchases, rents, cleans, delivers and sells, uniforms and protective clothing and non-garment items in the United States and Canada. The operations of the US and Canadian Rental and Cleaning reporting segment are referred to by the Company as its industrial laundry operations and the locations related to this reporting segment are referred to as industrial laundries.
The MFG operating segment designs and manufactures uniforms and non-garment items solely for the purpose of providing these goods to the US and Canadian Rental and Cleaning reporting segment. The amounts reflected as revenues of MFG are generated when goods are shipped from the Company’s manufacturing facilities to other Company locations. These revenues are recorded at a transfer price which is typically in excess of the actual manufacturing cost. The transfer price is determined by management and may not necessarily represent the fair value of the products manufactured. Products are carried in inventory and subsequently placed in service and amortized at this transfer price. On a consolidated basis, intercompany MFG revenues and MFG income are eliminated and the carrying value of inventories and rental merchandise in service is reduced to the manufacturing cost. Income before income taxes from MFG net of the intercompany MFG elimination was $15,019, $10,422, and $7,352 for years ended August 28, 2004, August 30, 2003 and August 31, 2002, respectively. This income offsets the merchandise amortization costs incurred by the US and Canadian Rental and Cleaning reporting segment as the merchandise costs of this reporting segment are amortized and recognized based on inventories purchased from MFG at the transfer price which is above the Company’s manufacturing cost.

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
The Specialty Garments operating segment purchases, rents, cleans, delivers and sells, specialty garments and non-garment items primarily for nuclear and clean room applications. The First Aid operating segment sells first aid cabinet services and other safety supplies. In fiscal 2003 and fiscal 2002, no assets or capital expenditures are presented for the First Aid operating segment as no assets were allocated to this operating segment in the information reviewed by the chief executive officer as they were not material. However, depreciation and amortization expense related to certain assets are reflected in income from operations and income before income taxes for the First Aid operating segment. The assets that give rise to this depreciation and amortization in fiscal 2003 and 2002 are included in the total assets of the US and Canadian Rental and Cleaning reporting segment as this is how they were tracked and reviewed by the Company. After the Textilease acquisition in fiscal 2004, the Company began allocating assets to this operating segment as the total assets related to First Aid increased.

	US and
	Canadian
As of and for the year-ended	Rental and		Net Interco	Specialty
August 28, 2004	Cleaning	MFG	MFG Elim	Garments	First-Aid	Corporate	Total

Revenues	$629,309	$53,694	$(53,694)	$58,598	$26,668	$4,781	$719,356

Income (loss) from operations	$88,729	$20,299	$(5,277)	$7,113	$1,722	$(48,582)	$64,004

Interest (income) expense, net	$(1,221)	$3	$—	$171	$8	$10,445	$9,406

Income (loss) before income taxes	$89,950	$20,296	$(5,277)	$6,942	$1,714	$(59,027)	$54,598

Depreciation and amortization	$26,577	$1,481	$—	$3,385	$931	$12,515	$44,889

Capital expenditures, net	$24,931	$—	$—	$3,356	$2,586	$—	$30,873

Total assets	$636,453	$5,931	$—	$44,468	$13,970	$—	$700,822

	US and
	Canadian
As of and for the year-ended	Rental and		Net Interco	Specialty
August 30, 2003	Cleaning	MFG	MFG Elim	Garments	First-Aid	Corporate	Total

Revenues	$524,701	$42,041	$(42,041)	$57,749	$9,486	$5,000	$596,936

Income (loss) from operations	$73,223	$13,837	$(3,415)	$9,306	$45	$(44,158)	$48,838

Interest (income) expense, net	$(1,042)	$—	$—	$195	$1	$2,112	$1,266

Income (loss) before income taxes	$74,265	$13,837	$(3,415)	$9,111	$44	$(46,270)	$47,572

Depreciation and amortization	$23,329	$1,460	$—	$2,757	$277	$11,836	$39,659

Capital expenditures, net	$30,607	$—	$—	$7,312	$—	$—	$37,919

Total assets	$464,991	$6,280	$—	$43,316	$—	$—	$514,587

	US and
	Canadian
As of and for the year-ended	Rental and		Net Interco	Specialty
August 31, 2002	Cleaning	MFG	MFG Elim	Garments	First-Aid	Corporate	Total

Revenues	$516,271	$55,424	$(55,424)	$50,829	$9,716	$2,082	$578,898

Income (loss) from operations	$82,505	$12,438	$(5,086)	$8,244	$(135)	$(45,987)	$51,979

Interest (income) expense, net	$(1,048)	$—	$—	$120	$(1)	$9,589	$8,660

Income (loss) before income taxes	$83,553	$12,438	$(5,086)	$8,124	$(134)	$(55,576)	$43,319

Depreciation and amortization	$21,718	$1,537	$—	$2,608	$280	$11,888	$38,031

Capital expenditures, net	$29,650	$1,492	$—	$2,162	$—	$—	$33,304

Total assets	$449,655	$8,317	$—	$36,863	$—	$—	$494,835

The Company’s long-lived assets and revenues as of and for the years ended August 28, 2004, August 30, 2003 and August 31, 2002 were attributed to the following countries (in thousands):

	2004
	Long-Lived
	Assets	Revenues
United States	$505,888	$673,006
Europe, Canada, and Mexico (1)	24,813	46,350

Total	$530,701	$719,356

	2003
	Long-Lived
	Assets	Revenues
United States	$335,869	$559,240
Europe, Canada, and Mexico (1)	22,881	37,696

Total	$358,750	$596,936

	2002
	Long-Lived
	Assets	Revenues
United States	$335,711	$546,085
Europe, Canada, and Mexico (1)	19,035	32,813

Total	$354,746	$578,898

(1)	There is no country with >10% of total long-lived assets or revenues
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

A reconciliation of the Company’s liability is as follows:

	August 28, 2004	August 30, 2003

Beginning balance	$7,060	$5,310
Accretion expense	431	292
Change in estimate of liability	742	1,255
Additional liabilities recognized	—	503
Asset retirement costs incurred	(787)	(300)

Ending balance	$7,446	$7,060

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
As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Emerging Issues Task Force Issue 03-6, “Participating Securities and the Two-Class Method Under FAS 128” (“EITF 03-6”) during the fourth quarter of 2004. The provisions of EITF 03-6 have been retroactively applied to all periods presented.
As discussed in Note 14 to the consolidated financial statements, effective September 1, 2002, the Company adopted Statement of Financial Accounting Standards (Statement) No. 143 “Asset Retirement Obligations.”

/s/ Ernst & Young LLP
Boston, Massachusetts

October 26, 2004, except for Notes 9 and 13 and Schedule II, as to which the date is July 28, 2005

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

(Unaudited)
(In thousands, except per share data)
	First	Second	Third	Fourth
2004	Quarter	Quarter	Quarter	Quarter

Revenues	$180,898	$177,407	$182,985	$178,066
Income before income taxes	15,485	10,718	16,167	12,228
Provision for income taxes	5,962	4,126	6,224	4,708

Net income	$9,523	$6,592	$9,943	$7,520

Net income per Common share — basic	$0.56	$0.38	$0.58	$0.43

Net income per Class B Common share — basic	$0.44	$0.31	$0.46	$0.35

Net income per Common share — diluted	$0.49	$0.34	$0.52	$0.39

Net income per Class B Common share — diluted	$0.44	$0.31	$0.46	$0.35

Weighted average number of shares outstanding — basic
Common stock	9,009	9,022	9,127	9,253
Class B common stock	10,175	10,168	10,073	9,950

	19,184	19,190	19,200	19,203

Weighted average number of shares outstanding — diluted
Common stock	9,074	9,085	9,198	9,327
Class B common stock	10,175	10,168	10,073	9,950

	19,249	19,253	19,271	19,277

(Unaudited)
(In thousands, except per share data)
	First	Second	Third	Fourth
2003	Quarter	Quarter	Quarter	Quarter

Revenues	$149,179	$146,425	$153,690	$147,642
Income before income taxes	14,089	6,137	15,624	11,722
Provision for income taxes	5,424	2,363	6,015	4,508

Income before cumulative effect of accounting change	8,665	3,774	9,609	7,214
Cumulative effect of accounting change, net	2,242	—	—	—

Net income	$6,423	$3,774	$9,609	$7,214

Income per Common share — basic
Before cumulative effect of an accounting change, net	$0.50	$0.22	$0.56	$0.43
Cumulative effect of an accounting change, net	(0.13)	—	—	—

Net income per Common share — basic	$0.37	$0.22	$0.56	$0.43

Income per Class B Common share — basic
Before cumulative effect of an accounting change, net	$0.40	$0.18	$0.45	$0.34
Cumulative effect of an accounting change, net	(0.10)	—	—	—

Net income per Class B Common share — basic	$0.30	$0.18	$0.45	$0.34

Income per Common share — diluted
Before cumulative effect of an accounting change, net	$0.45	$0.20	$0.50	$0.37
Cumulative effect of an accounting change, net	(0.12)	—	—	—

Net income per Common share — diluted	$0.33	$0.20	$0.50	$0.37

Income per Class B Common share — diluted
Before cumulative effect of an accounting change, net	$0.40	$0.18	$0.45	$0.33
Cumulative effect of an accounting change, net	(0.10)	—	—	—

Net income per Class B Common share — diluted	$0.30	$0.18	$0.45	$0.33

Weighted average number of shares outstanding — basic
Common stock	9,013	8,963	8,993	8,997
Class B common stock	10,205	10,205	10,175	10,175

	19,218	19,168	19,168	19,172

Weighted average number of shares outstanding — diluted
Common stock	9,066	9,003	9,000	9,058
Class B common stock	10,205	10,205	10,175	10,175

	19,271	19,208	19,175	19,233

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

Also, on October 25, 2004, the Company granted options under the Stock Incentive Plan to purchase (i) 2,100 shares of its Common Stock to Ronald D. Croatti, Chairman of the Board, President and Chief Executive Officer, (ii) 1,400 shares of its Common Stock to Cynthia Croatti, Executive Vice President and Treasurer, (iii) 1,400 shares of its Common Stock to John B. Bartlett, Senior Vice President and Chief Financial Officer, (iv) 1,100 shares of its Common Stock to Dennis G. Assad, Senior Vice President, Sales and Marketing, (v) 1,100 shares of its Common Stock to Bruce P. Boynton, Senior Vice President, Operations, (vi) 1,100 shares of its Common Stock to David A. DiFillippo, Senior Vice President, Operations. The exercise price of each option was $27.98, the closing price on October 25, 2004. The options vest on the fifth anniversary of the date of grant or earlier as provided in the applicable stock option agreement or the Stock Incentive Plan and expire ten years from the date of grant. A copy of the form of employee stock option agreement under the Stock Incentive Plan is attached to this Annual Report on Form 10-K as Exhibit 10-F and is incorporated herein by reference.
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
Consolidated statements of income for each of the three years in the period ended August 28, 2004
Consolidated balance sheets as of August 28, 2004 and August 30, 2003
Consolidated statements of shareholders’ equity for each of the three years in the period ended August 28, 2004
Consolidated statements of cash flows for each of the three years in the period ended August 28, 2004
Notes to consolidated financial statements
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The following additional schedule is filed herewith:
Schedule II — Valuation and qualifying accounts and reserves for each of the three years in the period ended August 28, 2004
UNIFIRST CORPORATION AND SUBSIDIARIES
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS AND RESERVES FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED
AUGUST 28, 2004

			Charges for
	Balance,	Charged to	Which Reserves	Balance,
	Beginning of	Costs and	Were Created	End of
Description	Period	Expenses	or Deductions	Period
Allowance for Doubtful Accounts

For the year ended August 28, 2004	$2,611	$3,132	$(3,127)	$2,616

For the year ended August 30, 2003	$2,687	$3,066	$(3,142)	$2,611

For the year ended August 30, 2003	3,237	3,326	(3,876)	2,687

Reserve for Obsolete Inventory

For the year ended August 28, 2004	$1,082	$913	$(869)	$1,126

For the year ended August 30, 2003	$1,100	$557	$(575)	$1,082

For the year ended August 31, 2002	$856	$919	$(675)	$1,100

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
10-E Form of UniFirst Corporation stock option award to non-employee directors, (incorporated by reference to Exhibit 10-E to the Company’s Annual Report on Form 10-K for the fiscal year ended August 28, 2004).
10-F Form of UniFirst Corporation stock option award to executive officers, (incorporated by reference to Exhibit 10-F to the Company’s Annual Report on Form 10-K for the fiscal year ended August 28, 2004).
14.1 UniFirst Corporation Statement of Corporate Policy and Code of Business Conduct and Ethics — incorporated by reference to Appendix B to the Company’s Proxy Statement on Schedule 14A filed on December 10, 2003.
21 List of Subsidiaries, (incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K for the fiscal year ended August 28, 2004).
*    23.1 Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
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
July 28, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Ronald D. Croatti	Principal Executive Officer and Director	July 28, 2005

Ronald D. Croatti

/s/ John B. Bartlett	Principal Financial Officer and

John B. Bartlett	Principal Accounting Officer	July 28, 2005

/s/ Cynthia Croatti

Cynthia Croatti	Director	July 28, 2005

/s/ Donald J. Evans

Donald J. Evans	Director	July 28, 2005

/s/ Albert Cohen

Albert Cohen	Director	July 28, 2005

/s/ Phillip L. Cohen

Phillip L. Cohen	Director	July 28, 2005

/s/ Anthony F. DiFillippo

Anthony F. DiFillippo	Director	July 28, 2005

/s/ Lawrence Pugh

Lawrence Pugh	Director	July 28, 2005
EXHIBIT INDEX
DESCRIPTION
2.1 Stock Purchase Agreement dated as of July 17, 2003 by and among the Company and the stockholders of Textilease Corporation signatory thereto — incorporated by reference to the Company’s Current Report on Form 8-K filed on September 17, 2003.
3-A Restated Articles of Organization — incorporated by reference to Exhibit 3-A to the Company’s Registration Statement on Form S-1 (No. 2-83051) — and the Articles of Amendment dated January 12, 1988, a copy of which was filed as an exhibit to the Company’s Annual Report on Form 10-K for the Aiscal year ended August 27, 1988 — and the Articles of Amendment dated January 21, 1993, a copy of which was filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended February 27, 1993.
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
10-E Form of UniFirst Corporation stock option award to non-employee directors, (incorporated by reference to Exhibit 10-E to the Company’s Annual Report on Form 10-K for the fiscal year ended August 28, 2004).
10-F Form of UniFirst Corporation stock option award to executive officers, (incorporated by reference to Exhibit 10-F to the Company’s Annual Report on Form 10-K for the fiscal year ended August 28, 2004).
14.1 UniFirst Corporation Statement of Corporate Policy and Code of Business Conduct and Ethics — incorporated by reference to Appendix B to the Company’s Proxy Statement on Schedule 14A filed on December 10, 2003.
21 List of Subsidiaries, (incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K for the fiscal year ended August 28, 2004).
*    23.1 Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
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