Form 10-K/A
period 2004-08-28
UNIFIRST CORP
filed 2005-10-27
CIK 717954

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

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

UniFirst Corporation
Annual Report on Form 10-K/A
For the fiscal year ended August 28, 2004

Table of Contents
Explanatory Note
PART II
Item 9A. Controls and Procedures
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

EXPLANATORY NOTE

        Based on its most recent correspondence received from the Securities and Exchange Commission (the “SEC”) dated September 22, 2005, UniFirst Corporation hereby amends its Annual Report on Form 10-K for the fiscal year ended August 28, 2004 (the “Original Report”) to include explanatory disclosure in Item 9A as included in this Amendment No. 2. On July 28, 2005, the Company filed Amendment No. 1 to include additional segment reporting and to revise certain other disclosures in the Original Report.

        This Amendment No. 2 does not reflect events occurring after the filing of the Original Report and does not modify or update the disclosures therein in any way other than as required to reflect the amendment as described above and set forth below. Accordingly, this Amendment No. 2 should be read with the filings of UniFirst Corporation made with the SEC subsequent to the filing of the Original Report, including any amendments to those filings.

PART II

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. In conjunction with the original filing of this Annual Report on Form 10-K for the fiscal year ended August 28, 2004 on November 12, 2004 and as required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that material information relating to the Company required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

On July 7, 2005, the Company announced that based on a periodic review of our quarterly and annual reports by the Securities and Exchange Commission, the Company determined that it would include additional segment disclosure information in its quarterly and annual filings. On July 28, 2005, the Company amended its Annual Report on Form 10-K for the fiscal year ended August 28, 2004 (the Amendment) to include additional segment information and to revise certain other disclosures for the periods covered thereby. In connection with the filing of the Amendment, the Company’s management including the Company’s Chief Executive Officer and Chief Financial Officer reevaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of August 28, 2004. Based upon this reevaluation, the Chief Executive Officer and Chief Financial Officer continue to believe that, as of August 28, 2004, the Company’s disclosure controls and procedures are effective to ensure that material information relating to the Company required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

This conclusion is based on the following: 1) The Company views its internal controls over financial reporting as a component of its overall disclosure controls and procedures. The Company believes that the failure to include the disclosure information omitted and subsequently included in the Amendment did not represent a material weakness in its internal controls over financial reporting which caused its disclosure controls and procedures to be deemed ineffective. 2) The Company believes that the Amendment was the result of a different interpretation of the disclosure requirements of SFAS 131, not the result of ineffective disclosure controls and procedures. 3) The additional disclosures included in the Amendment did not change the Company’s previously reported consolidated revenues, net income, income per share or other results of operations and did not require restatement of the basic consolidated financial statements (Balance Sheets, Statements of Income, Shareholders’ Equity and Cash Flows). 4) While the expanded disclosures provide additional information, that additional information is consistent with previous disclosures in Item I “Business” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

After evaluating the above information, the Company continues to believe its disclosure controls and procedures are effective to ensure that material information relating to the Company that is required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

In designing and evaluating the disclosure controls and procedures, the Company’s management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures. The Company currently is in the process of further reviewing and documenting its disclosure controls and procedures, and its internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the fourth quarter of fiscal year 2004 that have materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting.

PART IV

ITEM 15. EXHIBITS

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

October 27, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE
/s/ Ronald D. Croatti
Ronald D. Croatti

/s/ John B. Bartlett
John B. Bartlett

/s/ Cynthia Croatti
Cynthia Croatti

/s/ Donald J. Evans
Donald J. Evans

/s/ Albert Cohen
Albert Cohen

/s/ Phillip L. Cohen
Phillip L. Cohen

/s/ Anthony F. DiFillippo
Anthony F. DiFillippo

/s/ Lawrence Pugh
Lawrence Pugh	Principal Executive Officer and Director Principal Financial Officer and Principal Accounting Officer Director Director Director Director Director Director	October 27, 2005 October 27, 2005 October 27, 2005 October 27, 2005 October 27, 2005 October 27, 2005 October 27, 2005 October 27, 2005

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