Form 10-K
period 2005-08-27
UNIFIRST CORP
filed 2005-11-10
CIK 717954

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 27, 2005

Commission File Number 1-8504

UNIFIRST CORPORATION
 (Exact name of registrant as specified in its charter)

Massachusetts	04-2103460
(State of Incorporation)	(IRS Employer Identification Number)

68 Jonspin Road
Wilmington, Massachusetts 01887
(Address of principal executive offices)(Zip Code)

Registrant’s telephone number: (978) 658-8888

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of each exchange on which shares are traded
Common Stock,	New York Stock Exchange
$.10 par value per share

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

Yes ☒       No☐

The number of outstanding shares of UniFirst Corporation Common Stock and Class B Common Stock at November 1, 2005 were 9,618,363 and 9,620,860, respectively. The aggregate market value of shares held by non-affiliates of the Company as of the end of the last business day of UniFirst’s most recently completed second fiscal quarter was $354,862,665 (based upon the closing price of the Company’s Common Stock on the New York Stock Exchange on said date and assuming the market value of a share of Class B Common Stock (which is generally non-transferable, but is convertible at any time into one share of Common Stock) is identical to the market value of the Common Stock).

UniFirst Corporation
Annual Report on Form 10-K
For the fiscal year ended August 27, 2005

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
Consolidated statements of income for each of the three years in the period ended August 27, 2005
Consolidated balance sheets as of August 27, 2005 and August 28, 2004
Consolidated statements of shareholders' equity for each of the three years in the period ended August 27, 2005
Consolidated statements of cash flows for each of the three years in the period ended August 27, 2005
Notes to consolidated financial statements
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A. Controls and Procedures
Management's Report on Internal Control Over Financial Reporting
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
Item 9B. Other Information
PART III
Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management
Item 13. Certain Relationships and Related Transactions
Item 14. Principal Accountant Fees and Services
PART IV
Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
Ex-18.1 Preferability Letter from Ernst & Young LLP, Independent Registered Public Accounting Firm
Ex-23.1 Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
Ex-31.1 Section 302 Certification of CEO
Ex-31.2 Section 302 Certification of CFO
Ex-32.1 Section 906 Certification of CEO
Ex-32.2 Section 906 Certification of CFO

PART I

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for its 2006 Annual Meeting of Shareholders (which will be filed with the Securities and Exchange Commission within 120 days after the close of the 2005 fiscal year) are incorporated by reference into Part III hereof. This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company’s actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

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

The Company has six operating segments: US Rental and Cleaning, Canadian Rental and Cleaning, Manufacturing (“MFG”), Specialty Garments Rental and Cleaning (“Specialty Garments”), First Aid and Corporate. The US Rental and Cleaning and Canadian Rental and Cleaning operating segments have been combined to form the US and Canadian Rental and Cleaning reporting segment. The US and Canadian Rental and Cleaning reporting segment purchases, rents, cleans, delivers and sells, uniforms and protective clothing and non-garment items in the United States and Canada. The Corporate operating segment consists of costs associated with the Company’s distribution center, sales and marketing, information systems, engineering, materials management, manufacturing planning, finance, budgeting, human resources, other general and administrative costs and interest expense. The revenues generated from the Corporate operating segment represent certain direct sales made by the Company directly from its distribution center. The products sold by this operating segment are the same products rented and sold by the US and Canadian Rental and Cleaning reporting segments.The MFG operating segment designs and manufactures uniforms and non-garment items solely for the purpose of providing these goods to the US and Canadian Rental and Cleaning reporting segment. The Specialty Garments operating segment purchases, rents, cleans, delivers and sells, specialty garments and non-garment items primarily for nuclear and clean room applications. The First Aid operating segment sells first aid cabinet services and other safety supplies.

In fiscal 2005, the Company generated $763.8 million in revenue, of which approximately 88% was derived from the US and Canadian Rental and Cleaning and Corporate segments. Specialty Garments and First Aid accounted for 8% and 4% of 2005 revenues, respectively.

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

The Company offers its customers a range of garment service options, including full-service rental programs in which garments are cleaned and serviced by the Company, lease programs in which garments are cleaned and maintained by individual employees, and purchase programs to buy garments and related items directly. As part of its rental business, the Company picks up a customer’s soiled uniforms and/or other items on a periodic basis (usually weekly) and delivers back cleaned and processed replacement items. We believe the Company’s centralized services, specialized equipment, and economies of scale generally allow it to be more cost effective in providing garment and related services than customers would be by themselves, particularly those customers with high employee turnover rates. The Company’s uniform program is intended not only to help its customers foster greater company identity, but to enhance their corporate image and improve employee safety, productivity and morale. The Company primarily serves its customers pursuant to written service contracts with a duration of five years.

CUSTOMERS

The Company serves businesses of all sizes in numerous industry categories. Typical customers include automobile service centers and dealers, delivery services, food and general merchandise retailers, food processors and service operations, light manufacturers, maintenance facilities, restaurants, service companies, soft and durable goods wholesalers, transportation companies, and others who require employee clothing for image, identification, protection or utility purposes. With respect to the Company’s Specialty Garment segment, typical customers include government agencies, research and development laboratories, high technology companies and utilities operating nuclear reactors. The Company currently services approximately 190,000 customer locations in the United States, Canada and Europe from 179 manufacturing, distribution and customer service facilities.

MARKETING AND CUSTOMER SERVICE

The Company employs trained sales representatives whose sole function is to market the Company’s services to potential customers and develop new accounts. The Company also utilizes its route salespeople to maximize sales to existing customers, such as by offering garment rental customers the opportunity to purchase non-garment items. Sales representatives utilize an extensive, proprietary database of pre-screened and qualified business prospects. This database is built through responses to the Company’s promotional initiatives, through contacts via its World Wide Web site and trade shows and through the selective use of purchased lists. The Company also endeavors to elevate its brand identity through advertising and promotional initiatives.

The Company believes that customer service is the most important element in developing and maintaining its market position and that its emphasis on customer service is reflected throughout its business. The Company serves its customers through approximately 1,400 route salespersons, who generally interact on a weekly basis with their accounts, and more than 850 service support people, who are charged with expeditiously handling customer requirements regarding the outfitting of new customer employees, garment repair and replacement, billing inquiries and other matters. The Company’s policy is to respond to all customer inquiries and problems within 24 hours.

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

COMPETITION

The uniform rental and sales industry is highly competitive. The principal methods of competition in the industry are quality of service and price. The Company believes that the top four companies in the uniform rental segment of the industry, including UniFirst, currently generate over half of the industry’s volume. The Company’s leading competitors include Aramark Corporation, Cintas Corporation and G&K Services, Inc. The remainder of the market, however, is divided among more than 600 smaller businesses, many of which serve one or a limited number of markets or geographic service areas and a small group of which have revenues of up to approximately $200 million. In addition to its traditional rental competitors, the Company may increasingly compete in the future with businesses that focus on selling uniforms and other related items. The Company also competes with industry competitors for acquisitions, which has the effect of increasing the price for acquisitions and reducing the number of acquisition candidates available to it. The Company believes that its ability to compete effectively is enhanced by the superior customer service and support that it provides its customers.

MANUFACTURING AND SOURCING

The Company manufactured approximately 55% of all garments which it placed in service during fiscal 2005. These were primarily work pants manufactured at its plant in Ebano, San Luis Potosi, Mexico and shirts manufactured at its plant in Valles, San Luis Potosi, Mexico. The balance of the garments used in its programs are purchased from a variety of industry suppliers. While the Company currently acquires the raw materials with which it produces its garments from a limited number of suppliers, the Company believes that such materials are readily available from other sources. To date, the Company has experienced no significant difficulty in obtaining any of its raw materials or supplies.

EMPLOYEES

At August 27, 2005, the Company employed approximately 9,200 persons. Approximately 2% of United States employees are represented by a union, which is pursuant to a collective bargaining agreement. The Company considers its employee relations to be good.

EXECUTIVE OFFICERS

The executive officers of the Company are as follows:

NAME	AGE	POSITION
Ronald D. Croatti	62	Chairman of the Board, President, and Chief Executive Officer
Cynthia Croatti	50	Executive Vice President and Treasurer
John B. Bartlett	64	Senior Vice President and Chief Financial Officer
Dennis G. Assad	60	Senior Vice President, Sales and Marketing
Bruce P. Boynton	57	Senior Vice President, Operations
David A. DiFillippo	48	Senior Vice President, Operations

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

Ronald D. Croatti and Cynthia Croatti are siblings. David A. DiFillippo’s father is on the Board of Directors.

ENVIRONMENTAL MATTERS

The Company and its operations are subject to various federal, state and local laws and regulations governing, among other things, the generation, handling, storage, transportation, treatment and disposal of hazardous wastes and other substances. In particular, industrial laundries use and must dispose of detergent waste water and other residues. The Company is attentive to the environmental concerns surrounding the disposal of these materials and has through the years taken measures to avoid their improper disposal. In the past, the Company has settled, or contributed to the settlement of, actions or claims brought against the Company relating to the disposal of hazardous materials and there can be no assurance that the Company will not have to expend material amounts of money to remediate the consequences of any such disposal in the future. Further, under environmental laws, an owner or lessee of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances located on or in or emanating from such property, as well as related costs of investigation and property damage. Such laws often impose liability without regard to whether the owner or lessee knew of or was responsible for the presence of such hazardous or toxic substances. There can be no assurances that acquired or leased locations have been operated in compliance with environmental laws and regulations or that future uses or conditions will not result in the imposition of liability upon the Company under such laws or expose the Company to third-party actions such as tort suits. The Company continues to address environmental conditions under terms of consent orders negotiated with the applicable environmental authorities or otherwise with respect to sites located in or related to Woburn, Massachusetts, Uvalde, Texas, Williamstown, Vermont, and Springfield, Massachusetts. In addition, the Company is assessing the extent of environmental contamination and potential exposure at sites it acquired in connection with its acquisition of Textilease Corporation in September 2003, and it is defending against claims concerning alleged environmental conditions with respect to a site once owned by a former subsidiary in Somerville, Massachusetts. For additional discussion refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Company’s nuclear garment decontamination facilities are licensed by the Nuclear Regulatory Commission, or in certain cases by the applicable state agency, and are subject to regulation by federal, state and local authorities. In certain cases, regulation of nuclear facilities or related services have resulted in the suspension of operations at certain nuclear facilities served by the Company or disruptions of the Company’s ability to service such facilities. There can be no assurance that such increased scrutiny will not lead to the shut-down of such facilities or otherwise cause material disruptions in the Company’s garment decontamination business.

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

ITEM 2. PROPERTIES

At August 27, 2005, the Company owned or occupied 179 facilities containing an aggregate of approximately 4.9 million square feet located in the United States, Canada, Mexico, Germany and the Netherlands. The Company owns 106 of these facilities, containing about 4.3 million square feet. These facilities include the Company’s 320,000 square foot Owensboro, Kentucky distribution center and its many customer service locations. The Company believes its industrial laundry facilities are among the most modern in the industry.

The Company owns substantially all of the machinery and equipment used in its operations. In the opinion of the Company, its facilities and its production, cleaning and decontamination equipment have been well maintained and are adequate for the Company’s present needs. The Company also owns a fleet of approximately 2,500 delivery vans, trucks and other vehicles.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

COMMON STOCK INFORMATION

Our Common Stock trades on the New York Stock Exchange under the symbol “UNF”, while the Class B Common Stock is not publicly traded. The following table sets forth, for the periods indicated, the high and low sales prices of our Common Stock on the New York Stock Exchange, and the dividends per share of Common Stock and Class B Common Stock. These Common Stock sales prices represent prices between dealers and do not include retail mark-ups, markdowns, or commissions and may not necessarily represent actual transactions.

	Price Per Share		Dividends Per Share
Year ended August 27, 2005	High	Low	Common Stock	Class B Common Stock
First Quarter	$29.89	$25.50	$0.0375	$0.0300
Second Quarter	40.86	27.00	0.0375	0.0300
Third Quarter	41.38	35.20	0.0375	0.0300
Fourth Quarter	45.75	36.05	0.0375	0.0300

	Price Per Share		Dividends Per Share
Year ended August 28, 2004	High	Low	Common Stock	Class B Common Stock
First Quarter	$28.27	$19.93	$0.0375	$0.0300
Second Quarter	28.00	21.25	0.0375	0.0300
Third Quarter	29.99	24.26	0.0375	0.0300
Fourth Quarter	29.93	26.00	0.0375	0.0300

The approximate number of shareholders of record of the Company’s Common Stock and Class B Common Stock as of November 1, 2005 were 98 and 18, respectively.

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

The following table sets forth information concerning the Company’s equity compensation plans as of August 27, 2005.

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities referenced in column (a))
	(a)
Equity compensation plans approved by security holders	239,875	$21.83	132,500

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the Company’s Consolidated Financial Statements and Notes to Consolidated Financial Statements included in Item 8.

The selected consolidated balance sheet data set forth below as of August 27, 2005 and August 28, 2004 and the selected consolidated income statement data for the three years in the period ended August 27, 2005 are derived from the audited consolidated financial statements of UniFirst Corporation included in this annual report on Form 10-K. All other selected consolidated financial data set forth below, except for per share data for the year ended August 25, 2001, is derived from audited financial statements of UniFirst Corporation not included in this Annual Report on Form 10-K. The per share data listed below is accounted for in accordance with the Emerging Issues Task Force (“EITF”) Issue No. 03-6, Participating Securities and the Two-Class Method under FAS 128. EITF Issue No. 03-6 provides guidance in determining when the two-class method, as defined in Statements of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share, should be utilized in calculating earnings per share. The Company was required to adopt EITF Issue No. 03-6 in the quarter ended August 28, 2004 and to apply the provisions of EITF Issue No. 03-6 retroactively to all periods presented. The Common Stock of the Company has a 25% dividend preference to the Class B Common Stock. The Class B Common Stock, which has ten votes per share as opposed to one vote per share for the Common Stock, is not freely transferable but may be converted at any time on a one-for-one basis into Common Stock at the option of the holder of the Class B Common Stock. EITF Issue No. 03-6 requires the income per share for each class of common stock to be calculated assuming 100% of the Company’s earnings are distributed as dividends to each class of common stock based on their respective dividend rights.

Five Year Financial Summary
UniFirst Corporation and Subsidiaries

Fiscal Year Ended August (In thousands, except per share data)	2005	2004	2003	2002	2001
Selected Balance Sheet Data
Total assets	$748,305	$702,366	$516,131	$496,379	$493,357
Long-term obligations	$176,671	$178,841	$69,812	$85,096	$94,795
Shareholders' equity	$412,342	$368,707	$336,338	$310,698	$286,503

Selected Income Statement Data
Revenues	$763,842	$719,356	$596,936	$578,898	$556,371
Depreciation and amortization	$43,927	$44,889	$39,659	$38,031	$37,568
Income from operations	$76,012	$64,004	$48,838	$51,979	$47,565
Other expense, net	$6,841	$9,406	$1,266	$8,660	$10,108
Provision for income taxes	$25,823	$21,020	$18,310	$16,460	$14,233
Income before cumulative effect of
accounting change	$43,348	$33,578	$29,262	$26,859	$23,224
Cumulative effect of accounting change	--	--	2,242	--	--

Net income	$43,348	$33,578	$27,020	$26,859	$23,224

Income per share before cumulative effect of
accounting change:
Basic - Common stock	$2.51	$1.95	$1.71	$1.56	$1.34
Basic - Class B Common Stock	$2.01	$1.56	$1.37	$1.25	$1.07
Diluted - Common stock	$2.24	$1.74	$1.52	$1.39	$1.20

Income per share after cumulative effect of
accounting change:
Basic - Common stock	$2.51	$1.95	$1.58	$1.56	$1.34
Basic - Class B Common Stock	$2.01	$1.56	$1.27	$1.25	$1.07
Diluted - Common stock	$2.24	$1.74	$1.40	$1.39	$1.20

Dividends per share
Common stock	$0.15	$0.15	$0.15	$0.15	$0.15
Class B Common Stock	$0.12	$0.12	$0.12	$0.12	$0.12

Refer to Note 2 of these consolidated financial statements for discussion of the Company’s acquisition of Textilease Corporation on September 2, 2003.

In the fourth quarter of fiscal 2005, the Company changed its accounting policy for a portion of its inventories from last-in, first-out (“LIFO”), to the first-in, first-out (“FIFO”) method of accounting. Consistent with Accounting Principles Board (“APB”) Opinion No. 20, Accounting Changes, the Company retroactively restated its prior financial statements. As a result, inventories, accrued income taxes, and retained earnings, as presented, have been adjusted by approximately $1.5 million, $0.6 million, and $0.9 million, for each of the fiscal years ended August 2004, 2003, 2002, and 2001. This change had no impact on the consolidated statements of income for any period presented. Refer to Note 1(i) of these consolidated financial statements for further discussion on this change in accounting policy.

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

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information of those segments to be presented in interim financial reports issued to stockholders. Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the chief operating decision-maker, or decision-making group, in making decisions on how to allocate resources and assess performance. The Company’s chief operating decision maker, as defined under SFAS No. 131, is the Company’s chief executive officer. The Company has six operating segments based on the information reviewed by its chief executive officer: US Rental and Cleaning, Canadian Rental and Cleaning, Manufacturing (“MFG”), Specialty Garments Rental and Cleaning (“Specialty Garments”), First Aid and Corporate. The US Rental and Cleaning and Canadian Rental and Cleaning operating segments have been combined to form the US and Canadian Rental and Cleaning reporting segment. Refer to Note 13 of the Consolidated Financial Statements for the Company’s disclosure of segment information.

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

The MFG operating segment designs and manufactures uniforms and non-garment items solely for the purpose of providing these goods to the US and Canadian Rental and Cleaning reporting segment. The amounts reflected as revenues of MFG are generated when goods are shipped from the Company’s manufacturing facilities to other Company locations. These revenues are recorded at a transfer price which is typically in excess of the actual manufacturing cost. The transfer price is determined by management and may not necessarily represent the fair value of the products manufactured. Products are carried in inventory and subsequently placed in service and amortized at this transfer price. On a consolidated basis, intercompany MFG revenues and MFG income are eliminated and the carrying value of inventories and rental merchandise in service is reduced to the manufacturing cost. Income before income taxes from MFG net of the intercompany MFG elimination was $21.6 million, $15.0 million, and $10.4 million for years ended August 27, 2005, August 28, 2004 and August 30, 2003, respectively. This income offsets the merchandise amortization costs incurred by the US and Canadian Rental and Cleaning reporting segment as the merchandise costs of this reporting segment are amortized and recognized based on inventories purchased from MFG at the transfer price which is above the Company’s manufacturing cost.

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

The Specialty Garments operating segment purchases, rents, cleans, delivers and sells, specialty garments and non-garment items primarily for nuclear and clean room applications. The First Aid operating segment sells first aid cabinet services and other safety supplies. In fiscal 2003 and prior, no assets or capital expenditures are presented for the First Aid operating segment as no assets were allocated to this operating segment in the information reviewed by the chief executive officer as they were not material. However, depreciation and amortization expense related to certain assets are reflected in income from operations and income before income taxes for the First Aid operating segment. The assets that give rise to this depreciation and amortization in fiscal 2003 and prior are included in the total assets of the US and Canadian Rental and Cleaning reporting segment as this is how they were tracked and reviewed by the Company. After the Textilease acquisition in fiscal 2004, the Company began allocating assets to this operating segment as the total assets related to First Aid increased.

Approximately 88% of the Company’s revenues in 2005 were derived from US and Canadian Rental and Cleaning, and Corporate. A key driver of this business is the number of workers employed by the customers of the Company. Our revenues are directly impacted by fluctuations in these employment levels. Revenues from Specialty Garments, which accounted for 8% of our 2005 revenues, increase during outages and refueling by nuclear power plants, as garment usage increases at these times. First Aid represented 4% of total revenue in 2005.

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

Foreign Currency Translation

The functional currency of UniFirst’s foreign operations is the local country’s currency. Transaction gains and losses, including gains and losses on intercompany transactions, are included in selling and administrative expenses, in the accompanying consolidated statements of income. Assets and liabilities of operations outside the United States are translated into U.S. dollars using period-end exchange rates. Revenues and expenses are translated at the average exchange rates in effect during each month during the fiscal year. The effects of foreign currency translation adjustments are included in shareholders’ equity as a component of accumulated other comprehensive income (loss) in the accompanying consolidated balance sheets.

Revenue Recognition and Allowance for Doubtful Accounts

The Company recognizes revenue from rental operations in the period in which the services are provided. Direct sale revenue is recognized in the period in which the product is shipped. Management judgments and estimates are used in determining the collectability of accounts receivable and evaluating the adequacy of allowance for doubtful accounts. The Company considers specific accounts receivable and historical bad debt experience, customer credit worthiness, current economic trends and the age of outstanding balances as part of its evaluation. Changes in estimates are reflected in the period they become known. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Material changes in management’s estimates may result in significant differences in the amount and timing of bad debt expense recognition for any given period.

Inventories and Rental Merchandise in Service

Inventories are stated at the lower of cost or market value, net of any reserve for excess and obsolete inventory. Judgments and estimates are used in determining the likelihood that new goods on hand can be sold to customers or used in rental operations. Historical inventory usage and current revenue trends are considered in estimating both excess and obsolete inventories. If actual product demand and market conditions are less favorable than those projected by management, additional inventory write-downs may be required. The Company uses the first-in, first-out (“FIFO”) method to value its inventories. Inventories primarily consist of finished goods.

During the fourth quarter of fiscal 2005, the Company changed its accounting policy for a portion of its inventories from last-in, first-out (“LIFO”), to the first-in, first-out (“FIFO”) method of accounting. This change had no impact on the consolidated statements of income for any period presented. The Company believes that the FIFO method is preferable to LIFO because (i) all of the Company’s primary competitors currently use the FIFO inventory method, therefore, the change will make the comparison of results among these companies more consistent (ii) the change is consistent with the increased emphasis on consistency between Generally Accepted Accounting Principals (“GAAP”) in the United States and International Accounting Standards (“IAS”) which provide that the FIFO or weighted average methods are acceptable and does not provide for the use the LIFO method (iii) this change will result in all of the Company’s inventories being valued consistently using the FIFO method of accounting and (iv) due to the current low inflation levels, the Company’s inventory costs have remained fairly constant and are not expected to increase in the near future. Consistent with Accounting Principles Board (“APB”) Opinion No. 20, Accounting Changes, the Company has retroactively restated its prior financial statements. The impact of this change increased inventories, accrued income taxes, and retained earnings approximately $1.5 million, $0.6 million, and $0.9 million, respectively, on the August 28, 2004 consolidated balance sheet and increased retained earnings by approximately $0.9 million as of August 30, 2003 and August 31, 2002 as presented on the consolidated statements of shareholders’ equity.

Rental merchandise in service is being amortized on a straight-line basis over the estimated service lives of the merchandise, which range from 6 to 36 months. In establishing estimated lives for merchandise in service, management considers historical experience and the intended use of the merchandise. Material differences may result in the amount and timing of operating profit for any period if management makes significant changes to these estimates.

Goodwill, Intangibles and Other Long-Lived Assets

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized. SFAS No. 142 requires that companies test goodwill for impairment on an annual basis. In addition, SFAS 142 also requires that companies test goodwill if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit to which goodwill is assigned below its carrying amount. The Company’s evaluation considers changes in the operating environment, competitive information, market trends, operating performance and cash flow modeling. Management completes its annual impairment test in the fourth quarter of each fiscal year and there have been no impairments of goodwill or indefinite-lived intangible assets in fiscal 2005, 2004 or 2003. Future events could cause management to conclude that impairment indicators exist and that goodwill or other intangibles associated with previously acquired businesses are impaired. Any resulting impairment loss could have a material impact on our financial condition and results of operations.

Property, plant and equipment and definite-lived intangible assets are depreciated or amortized over their useful lives. Useful lives are based on management estimates of the period that the assets will generate revenue. Long-lived assets are evaluated for impairment whenever events and circumstances indicate an asset may be impaired. There have been no material impairments of property, plant and equipment, or definite-lived intangible assets in fiscal 2005, 2004, or 2003.

Insurance

The Company self-insures for certain obligations related to health, workers’ compensation, vehicles and general liability programs. The Company also purchases stop-loss insurance policies to protect itself from catastrophic losses. Judgments and estimates are used in determining the potential value associated with reported claims and for events that have occurred, but have not been reported. The Company’s estimates consider historical claim experience and other factors. The Company’s liabilities are based on estimates, and, while the Company believes that its accruals are adequate, the ultimate liability may be significantly different from the amounts recorded. Changes in claim experience, the Company’s ability to settle claims or other estimates and judgments used by management could have a material impact on the amount and timing of expense for any given period.

Environmental and Other Contingencies

The Company is subject to legal proceedings and claims arising from the conduct of its business operations, including environmental matters, personal injury, customer contract matters and employment claims. Accounting principles generally accepted in the United States require that a liability for contingencies be recorded when it is probable that a liability has occurred and the amount of the liability can be reasonably estimated. Significant judgment is required to determine the existence of a liability, as well as the amount to be recorded. The Company regularly consults with attorneys and outside consultants to ensure that all of the relevant facts and circumstances are considered, before a contingent liability is recorded. The Company records accruals for environmental and other contingencies based on enacted laws, regulatory orders or decrees, the Company’s estimates of costs, insurance proceeds, participation by other parties, the timing of payments, and the input of outside consultants and attorneys.

The estimated liability for environmental contingencies has been discounted using risk-free interest rates ranging from 4% to 5% over periods ranging from ten to thirty years. The estimated current costs, net of legal settlements with insurance carriers, have been adjusted for the estimated impact of inflation at 3% per year. Changes in enacted laws, regulatory orders or decrees, management’s estimates of costs, insurance proceeds, participation by other parties, the timing of payments and the input of outside consultants and attorneys based on changing legal or factual circumstances could have a material impact on the amounts recorded for environmental and other contingent liabilities. Refer to Note 9 of these consolidated financial statements for additional discussion and analysis.

Asset Retirement Obligations

Effective September 1, 2002, the Company adopted the provisions of SFAS No. 143, Accounting for Asset Retirement Obligations, which generally applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset. Under this accounting method, the Company recognizes asset retirement obligations in the period in which they are incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Company will depreciate, on a straight-line basis, the amount added to property and equipment and recognize accretion expense in connection with the discounted liability over the various remaining lives which range from approximately one to thirty years.

The estimated liability has been based on historical experience in decommissioning nuclear laundry facilities, estimated useful lives of the underlying assets, external vendor estimates as to the cost to decommission these assets in the future, and federal and state regulatory requirements. The estimated current costs have been adjusted for the estimated impact of inflation at 3% per year. The liability has been discounted using credit-adjusted risk-free rates that range from approximately 3% to 7% over one to thirty years. Revisions to the liability could occur due to changes in the Company’s estimated useful lives of the underlying assets, estimated dates of decommissioning, changes in decommissioning costs, changes in federal or state regulatory guidance on the decommissioning of such facilities, or other changes in estimates. Changes due to revised estimates will be recognized by adjusting the carrying amount of the liability and the related long-lived asset if the assets are still in service, or charged to expense in the period if the assets are no longer in service.

Pensions

The calculation of pension expense and the corresponding liability requires the use of a number of critical assumptions, including the expected long-term rate of return on plan assets and the assumed discount rate. Changes in these assumptions can result in different expense and liability amounts, and future actual experience can differ from these assumptions. Pension expense increases as the expected rate of return on pension plan assets decreases. Future changes in plan asset returns, assumed discount rates and various other factors related to the participants in our pension plans will impact our future pension expense and liabilities. We cannot predict with certainty what these factors will be in the future.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred income taxes are provided for temporary differences between the amounts recognized for income tax and financial reporting purposes at currently enacted tax rates. The Company computes income tax expense by jurisdiction based on its operations in each jurisdiction.

The Company is periodically reviewed by domestic and foreign tax authorities regarding the amount of taxes due. These reviews include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. In evaluating the exposure associated with various filing positions, the Company records estimated reserves for probable exposures, in accordance with SFAS No. 5, Accounting for Contingencies.

Recent Accounting Pronouncements

On October 13, 2004, the FASB concluded that SFAS No. 123R, Share Based Payments, which would require companies to measure compensation cost for all share-based payments, including employee stock options. SFAS No. 123R was originally effective as of the beginning of the first interim or annual reporting period beginning after June 15, 2005, however SFAS No. 123R was deferred and is now effective for the first fiscal year beginning after June 15, 2005. As a result, the new standard will be effective for, and adopted by, the Company beginning August 28, 2005. In March 2005, the SEC issued SAB No. 107 regarding the SEC’s interpretation of SFAS No. 123R and the valuation of share-based payments for public companies. The Company is evaluating the requirements of SFAS No. 123R and SAB No. 107. The Company believes the impact of adopting SFAS No. 123R will not have a material impact on the results of operations of the Company. See Note 1(s) to these consolidated financial statements for further discussion regarding stock based compensation.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs — an amendment of ARB No. 43, Chapter 4. SFAS No. 151 requires that abnormal amounts of idle facility expense, freight, handling costs and wasted materials be recognized as current period charges. Further, SFAS No. 151 requires the allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. Unallocated overheads must be recognized as an expense in the period in which they are incurred. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application of the provisions of SFAS No. 151 is permitted for costs incurred after this statement was issued, but not required. The Company believes the impact of adopting SFAS No. 151 will not have a material impact on the results of operations of the Company.

Results of Operations

Revenues and certain expense items for the three fiscal years ended August 27, 2005, August 28, 2004 and August 30, 2003, and the percentage changes in revenues and certain expense items between years are presented in the following table. Operating costs presented below include merchandise costs related to the amortization of rental merchandise in service and direct sales as well as labor and other production, service and delivery costs associated with operating the Company’s industrial laundries, Specialty Garments facilities, First-Aid locations and the Company’s distribution center. Selling and administrative costs include costs related to the Company’s sales and marketing functions as well as general and administrative costs associated with the Company’s corporate offices and operating locations including information systems, engineering, materials management, manufacturing planning, finance, budgeting, and human resources.

	FY 2005	% of Revenues	FY 2004	% of Revenues	FY 2003	% of Revenues	% Change FY 2005 vs. FY 2004	% Change FY 2004 vs. FY 2003
Revenues	$763,842	100.0%	$719,356	100.0%	$596,936	100.0%	6.2%	20.5%

Costs and expenses:
Operating costs (1)	480,714	62.9	461,112	64.1	381,098	63.9	4.3	21.0
Selling and administrative expenses (1)	163,189	21.3	149,351	20.8	127,341	21.3	9.3	17.3
Depreciation and amortization	43,927	5.8	44,889	6.2	39,659	6.6	-2.1	13.2

	687,830	90.0	655,352	91.1	548,098	91.8	5.0	19.6

Income from operations	76,012	10.0	64,004	8.9	48,838	8.2	18.8	31.1
Other expense	6,841	0.9	9,406	1.3	1,266	0.2	-27.3	643.0

Income before income taxes	69,171	9.1	54,598	7.6	47,572	8.0	26.7	14.8
Provision for income taxes	25,823	3.4	21,020	2.9	18,310	3.1	22.8	14.8

Income before cumulative effect of
accounting change	43,348	5.7	33,578	4.7	29,262	4.9	29.1	14.7

Cumulative effect of accounting change	--	--	--	--	2,242	0.4	N/A	N/A

Net income	$43,348	5.7%	$33,578	4.7%	$27,020	4.5%	29.1%	24.3%

(1)       Exclusive of depreciation and amortization

Revenues and income (loss) from operations by reporting segment for the three fiscal years ended August 27, 2005, August 28, 2004 and August 30, 2003, are presented in the following table (in thousands). Refer to Note 13 of these consolidated financial statements for discussion of the Company’s reporting segments.

Revenues	US and Canadian Rental and Cleaning	MFG	Net Interco MFG Elim	Specialty Garments	First-Aid	Corporate	Total
For the year-ended
August 27, 2005	$668,313	$57,634	$(57,634)	$61,697	$27,757	$6,075	$763,842

For the year-ended
August 28, 2004	$629,309	$53,694	$(53,694)	$58,598	$26,668	$4,781	$719,356

For the year-ended
August 30, 2003	$524,701	$42,041	$(42,041)	$57,749	$9,486	$5,000	$596,936

Income (loss) from operations	US and Canadian Rental and Cleaning	MFG	Net Interco MFG Elim	Specialty Garments	First-Aid	Corporate	Total
For the year-ended
August 27, 2005	$99,508	$21,390	$206	$6,907	$928	$(52,927)	$76,012

For the year-ended
August 28, 2004	$88,729	$20,299	$(5,277)	$7,113	$1,722	$(48,582)	$64,004

For the year-ended
August 30, 2003	$73,223	$13,837	$(3,415)	$9,306	$45	$(44,158)	$48,838

Fiscal Year Ended August 27, 2005 Compared with Fiscal Year Ended August 28, 2004

Revenues: In 2005, revenues increased 6.2% to $763.8 million as compared with $719.4 million for 2004, which was primarily attributable to organic growth within our existing operations of approximately 6.0%. This increase in existing operations was primarily due to revenue growth in the industrial laundry operations and Corporate which accounted for 5.4% of the increase. Revenues from Specialty Garments and First aid accounted for 0.4% and 0.2% of the increase, respectively. In addition, current year acquisitions contributed an additional 0.2% to the increase in revenues. The increase in revenue for 2005 was modest due to a particularly competitive pricing environment.

Operating costs: Operating costs increased to $480.7 million for 2005 as compared with $461.1 million for 2004. However, operating costs decreased as a percentage of revenues from 64.1% in 2004 to 62.9% in 2005. The primary reasons for this decrease were lower merchandise amortization as a result of cost savings realized in MFG, lower merchandise amortization for the industrial laundry locations acquired as part of the Textilease acquisition and lower industrial laundry production payroll costs as a percentage of revenues. These benefits were somewhat offset by higher energy costs associated with operating our industrial laundries and our fleet of delivery trucks.

Selling and administrative expenses: The Company’s selling and administrative expenses increased to 21.3% of revenues in 2005, or $163.2 million, as compared to 20.8% of revenues in 2004, or $149.4 million. The increase in selling and administrative expenses is primarily due to an increase in the sales force within US and Canadian Rental and Cleaning. This growth within the sales force is the result of the Company’s effort to foster increased revenue growth.

Depreciation and amortization: The Company’s depreciation and amortization expense decreased to $43.9 million, or 5.8% of revenues for 2005, as compared with $44.9 million, or 6.2% of revenues for 2004. The decrease in depreciation and amortization expense was primarily related to certain fixed assets owned by the Company becoming fully depreciated in fiscal 2004, as well as certain intangible assets becoming fully amortized in fiscal 2004 in US and Canadian Rental and Cleaning and Corporate. The decrease in depreciation and amortization also relates to a charge of approximately $0.6 million recorded by the Company to depreciation in 2004 related to the write-down, to net realizable value, of certain machinery and equipment at its Richmond industrial laundry location that closed during fiscal 2005.

Income from operations: The Company’s income from operations increased $12.0 million to $76.0 million for the year ended August 27, 2005 as compared with $64.0 million for the year ended August 28, 2004. This increase is primarily due to an increase in income from operations during these periods of $10.8 million in US and Canadian Rental and Cleaning and an increase of $6.6 million in MFG, net of intercompany MFG elimination. These increases were offset by an increase in loss from operations of $4.3 million in Corporate, and lower income from operations of $0.8 million in First Aid and $0.2 million in Specialty Garments. The increase in US and Canadian Rental and Cleaning is due to increased revenues, lower operating costs as a percentage of revenues offset by higher selling and administrative costs as a percentage of revenues. The reasons for these fluctuations in revenues and cost are discussed above. The increase in the loss from operations in Corporate is due primarily to increased payroll and other costs related to the Company’s distribution center and corporate offices offset by decreases in depreciation expense as discussed above. The decrease in income from operations in First Aid is primarily due to increased costs associated with this segment’s new pill packaging facility.

Other expense: The Company’s net interest expense was $6.8 million, or 0.9% of revenues in 2005, as compared with $9.4 million, or 1.3% of revenues in 2004. The decrease in interest expense was due to a reduction in the level of debt outstanding during the fiscal year. The average debt outstanding in 2005 was $175.7 million as compared to $223.6 million in 2004. This was offset by lower income related to changes in the fair value of a $40 million interest rate swap, which generated only $0.2 million of income for the fiscal year ended August 27, 2005 as compared to $2.0 million of income for the fiscal year ended August 28, 2004

Provision for income taxes. The Company’s effective income tax rate was 37.3% for the fiscal year ended August 27, 2005 and 38.5% for the fiscal year ended August 28, 2004. This decrease is due to a $0.5 million credit that the Company recorded in fiscal 2005 related to the reversal of tax reserves that were no longer required as well as changes in the provision required for foreign taxes.

Fiscal Year Ended August 28, 2004 Compared with Fiscal Year Ended August 30, 2003

Revenues: In 2004, revenues increased 20.5% to $719.4 million as compared with $596.9 million for 2003. The 20.5% increase can be attributed to acquisitions (11.9% related to US and Canadian Rental and Cleaning and 2.8% related to First Aid), primarily Textilease, as well as growth in existing operations of 5.8%. This increase in existing operations was primarily due to revenue growth in the industrial laundry operations which accounted for 5.6% of the increase. The increase in revenue due to price increases was modest due to a particularly competitive pricing environment.

Operating costs. Operating costs increased to $461.1 million for 2004 as compared with $381.1 million for 2003. As a percentage of revenues, operating costs increased to 64.1% from 63.9% for these periods, primarily due to significantly higher energy costs associated with operating industrial and Specialty Garments laundries as well as our fleet of delivery vehicles. Also, the Textilease industrial laundries, acquired in the first quarter of 2004, generally have higher production costs than the existing UniFirst facilities. The increase in operating costs is also attributable to the Company’s closure of a redundant facility during the fiscal year ended August 28, 2004. In connection with its plans to integrate the operations of Textilease, the Company closed its Richmond plant and transferred the operations or the processing of garments to the Richmond plant acquired from Textilease. All costs incurred with the closure of the UniFirst Richmond plant, except the costs associated with the write-down to estimated fair value of certain machinery and equipment which is included in depreciation and amortization, have been recorded as operating costs during the fiscal year ended August 28, 2004. The Company also experienced an overall increase in merchandise costs due to high merchandise amortization recognized for the industrial laundry locations acquired in the Textilease acquisition. This increase in merchandise amortization was partially offset as a result of cost savings realized in MFG as well as improved garment utilization in US and Canadian Rental and Cleaning. In addition, the Company’s operating costs increased as a percentage of revenues due to costs recorded in the third and fourth quarters of fiscal 2004 totaling $742 related to the decommissioning of one of the facilities of Specialty Garments.

Selling and administrative expenses. The Company’s selling and administrative expenses increased to $149.4 million, or 20.8% of revenues, for 2004 as compared with $127.3 million, or 21.3% of revenues, for 2003. The decline in selling and administrative expenses as a percentage of revenue is due to lower commissions and other selling costs as a result of a decrease in new sales generated by US and Canadian Rental and Cleaning during the fiscal year ended August 28, 2004 as compared to the fiscal year ended August 30, 2003. The Company has also begun to realize synergies in US and Canadian Rental and Cleaning from eliminating redundancies within the sales group from the acquisition of Textilease. The decrease in selling and administrative expenses as a percentage of revenue is partially offset by the continuing rise of health care costs.

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

Other expense (income). Other expense (income) (interest expense, interest rate swap expense (income) and interest income) was $9.4 million, or 1.3% of revenues, for 2004, as compared with $1.3 million, or 0.2% of revenues, for 2003. The increase in Other expense (income) was a result of the increased interest expense, which includes amortization of deferred financing costs of approximately $2.0 million associated with debt financing obtained in connection with the acquisition of Textilease. This is somewhat offset by an increase in the fair value of a $40 million interest rate swap, which generated $2.0 million of income for the fiscal year ended August 28, 2004, compared to $1.3 million of income for the fiscal year ended August 30, 2003.

Provision for income taxes. The Company’s effective income tax rate was 38.5% for each of the fiscal years ended August 28, 2004 and August 30, 2003.

Liquidity and Capital Resources

Shareholders’ equity at August 27, 2005 was $412.3 million, or 70.0% of the Company’s total capitalization.

General.     For the fiscal year ended August 27, 2005, the Company had a net increase in cash and cash equivalents of $0.3 million. The Company completed the fiscal year ended August 27, 2005 with cash and cash equivalents of $4.7 million and working capital of $76.6 million. The Company believes that current cash and cash equivalent balances, cash generated from operations and amounts available under the Company’s Amended Credit Agreement (as defined below) will be sufficient to meet the Company’s anticipated working capital and capital expenditure requirements for at least the next 12 months.

Sources and uses of cash. During the fiscal year ended August 27, 2005, the Company generated cash primarily from operating activities. The Company’s operating activities provided net cash of $72.1 million, resulting primarily from net income of $43.3 million, amounts charged for depreciation and amortization of $43.9 million, increases in accounts payable and accruals of $5.6 million, a net decrease in inventories of $1.6 million, offset primarily by an increase in accounts receivable of $8.4 million, an increase in rental merchandise in service of $8.1 million, and a decrease in accrued and deferred income taxes of $7.1 million. The Company used its cash to, among other things, fund the acquisitions of businesses with an aggregate net purchase price of approximately $16.4 million, fund $53.3 million in capital expenditures to expand and update the Company’s facilities, reduce its debt by $2.2 million, and pay approximately $2.6 million in cash dividends to Common and Class B Common shareholders.

Additional cash resources. In connection with the purchase of Textilease, the Company entered into a $285.0 million unsecured revolving credit agreement (the “Credit Agreement”), with a syndicate of banks. The Credit Agreement replaced the Company’s previous $125.0 million unsecured revolving credit agreement and, prior to its amendment, was due on the third anniversary of the Closing Date (September 2, 2006).

On June 14, 2004, the Company issued $165.0 million of fixed and floating rate notes pursuant to a Note Purchase Agreement (“Note Agreement”). Under the Note Agreement, the Company issued $75 million of notes with a seven year term bearing interest at 5.27% (“Fixed Rate Notes”). The Company also issued $90.0 million of floating rate notes due in ten years (“Floating Rate Notes”). Of the Floating Rate Notes, $75.0 million bear interest at LIBOR plus 70 basis points and may be repaid at face value two years from the date they were issued. The remaining $15.0 million of Floating Rate Notes bear interest at LIBOR plus 75 basis points and can be repaid at face value after one year. The Company also amended its Credit Agreement (“Amended Credit Agreement”) to, among other things, reduce the amount available for borrowing thereunder to $125.0 million and to reduce interest rates payable on such borrowings. As amended, loans under the Amended Credit Agreement bear interest at floating rates which vary based on the Company’s funded debt ratio. The proceeds from the Fixed Rate Notes and the Floating Rate Notes were used to repay borrowings under the Credit Agreement. At August 27, 2005, the interest rates applicable to the Company’s borrowings under the Amended Credit Agreement ranged from LIBOR plus 100 basis points, or 4.57%, to the prime rate, or 6.50%.

The Amended Credit Agreement expires on September 2, 2007. As of August 27, 2005, the maximum line of credit was $125.0 million of which approximately $91.4 million was available for borrowing thereunder. As of such date, the Company had outstanding borrowings of $9.0 million and letters of credit of $24.6 million. Under the Amended Credit Agreement, the Company may borrow funds at variable interest rates based on the Eurodollar rate or the bank’s prime rate, as selected by the Company. Availability of credit requires compliance with financial and other covenants, including minimum tangible net worth, maximum funded debt ratio, and minimum debt coverage, as defined in the Amended Credit Agreement. Compliance with these financial covenants is tested on a fiscal quarterly basis. Under the most restrictive of these provisions, the Company was required to maintain minimum consolidated tangible net worth of $138.4 million as of August 27, 2005. As of August 27, 2005, the Company was in compliance with all covenants under the Note Agreement and the Amended Credit Agreement.

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

Under environmental laws, an owner or lessee of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances located on, or in, or emanating from such property, as well as related costs of investigation and property damage. Such laws often impose liability without regard to whether the owner or lessee knew of or was responsible for the presence of such hazardous or toxic substances. There can be no assurances that acquired or leased locations have been operated in compliance with environmental laws and regulations or that future uses or conditions will not result in the imposition of liability upon the Company under such laws or expose the Company to third-party actions such as tort suits. The Company continues to address environmental conditions under terms of consent orders negotiated with the applicable environmental authorities or otherwise with respect to sites located in or related to Woburn, Massachusetts, Uvalde, Texas, Springfield, Massachusetts, Stockton, California, and three sites related to former operations in Williamstown, Vermont.

In addition, the Company is investigating the extent of environmental contamination and potential exposure at sites it acquired in connection with its acquisition of Textilease, and it is defending against claims concerning alleged environmental conditions with respect to a site once owned by a former subsidiary in Somerville, Massachusetts. The Company has accrued certain costs related to the sites described above as it has been determined that the costs are probable and can be reasonably estimated. The Company also has potential exposure related to an additional parcel of land (the “Central Area”) related to the Woburn, Massachusetts site discussed above. Currently, the consent order for the Woburn, Massachusetts site discussed above does not define or require any remediation work in the Central Area. The Company has not accrued for this contingency as the Company believes, at this time, the liability is not probable and the amount of such contingent liability can not be reasonably estimated.

We routinely review and evaluate sites that may require remediation and monitoring and determine our estimated costs based on various estimates and assumptions. These estimates are developed using our internal sources or by third party environmental engineers or other service providers. Internally developed estimates are based on:

•	Management's judgment and experience in remediating and monitoring our sites;

•	Information available from regulatory agencies as to costs of remediation and monitoring;

•	The number, financial resources and relative degree of responsibility of other potentially responsible parties (PRPs) who may be liable for remediation and monitoring of a specific site; and

•	The typical allocation of costs among PRPs.

There is usually a range of reasonable estimates of the costs associated with each site. We generally use the amount within the range that constitutes our best estimate. When the Company believes that both the amount of a particular liability and the timing of the payments are reliably determinable, it adjusts the cost in current dollars using a rate of 3% for inflation until the time of expected payment and discounts the cost to present value using risk-free interest rates ranging from 4% to 5%.

For environmental liabilities that have been discounted, we include interest accretion, based on the effective interest method, within operating costs on the consolidated statement of income. The changes to our environmental liabilities for the years ended August 27, 2005 and August 28, 2004 are as follows (in thousands):

Year ended	August 27, 2005	August 28, 2004
Beginning balance	$8,669	$5,377
Obligations assumed in connection with Textilease acquisition	--	3,200
Costs incurred for which reserves have been provided	(760)	(859)
Insurance proceeds received	161	263
Interest accretion	465	429
Revision in estimates	791	259

Ending balance	$9,326	$8,669

Anticipated payments and insurance proceeds of currently identified environmental remediation liabilities as of August 27, 2005 for the next five years and thereafter as measured in current dollars are reflected below.

(In Thousands)	2006	2007	2008	2009	2010	Thereafter	Total
Estimated costs --
current dollars	$1,864	$1,890	$1,793	$928	$773	$9,005	$16,253

Estimated insurance
proceeds	(247)	(247)	(247)	(266)	(247)	(3,818)	(5,072)

Net anticipated costs	$1,617	$1,643	$1,546	$662	$526	$5,187	$11,181

Effect of Inflation							2,971
Effect of Discounting							(4,826)

Balance as of
August 27, 2005							$9,326

Estimated insurance proceeds are primarily received from an annuity received as part of a legal settlement with an insurance company. Annual proceeds of approximately $0.3 million are deposited into an escrow account which funds remediation and monitoring costs for three sites related to former operations in Williamstown, Vermont. Annual proceeds received but not expended in the current year accumulate in this account and may be used in future years for costs related to this site through the year 2027. As of August 27, 2005 the balance in this escrow account, which is held in a trust and is not recorded on the Company’s consolidated balance sheet, was approximately $1.7 million. Also included in estimated insurance proceeds are amounts the Company is entitled to receive pursuant to legal settlements as reimbursements from three insurance companies for estimated costs at the site in Uvalde, Texas.

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

While it is impossible to ascertain the ultimate legal and financial liability with respect to contingent liabilities, including lawsuits and environmental contingencies, the Company believes that the aggregate amount of such liabilities, if any, in excess of amounts accrued or covered by insurance, will not have a material adverse effect on the consolidated financial position or results of operation of the Company. It is possible, however, that the Company’s future financial position and/or results of operations for any particular period could be materially affected by changes in the Company’s assumptions or strategies related to these contingencies or changes out of the Company’s control.

Other

On September 2, 2003 (“Closing Date”), the Company completed its acquisition of 100% of Textilease. The purchase price of approximately $175.6 million in cash was financed as part of a new $285.0 million unsecured revolving credit agreement (“Credit Agreement”), with a syndicate of banks.

At the time of acquisition, management initiated a plan to integrate certain Textilease facilities into existing operations. The Company included in the purchase price allocation an accrual for exit costs and employee termination benefits in accordance with EITF Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, of approximately $6.5 million, which included approximately $3.1 million in severance-related costs for corporate and field employees and $3.4 million in facility closing and lease cancellation costs. As of August 27, 2005, the Company had paid and charged approximately $2.5 million against this accrual for severance-related costs and $0.7 million for facility closing and lease cancellation costs. During the year ended August 28, 2004, the Company reversed approximately $2.0 million of the initial accrual based upon its final analysis of the fair value of the liabilities assumed in connection with the acquisition, with a decrease in goodwill. The changes in accrual for the fiscal years ended August 28, 2004 and August 27, 2005 are as follows:

	Severance Related Costs	Facility Closing Costs	Total
Balance at August 30, 2003	$--	$--	$--
Initial set-up of liability	3,103	3,401	6,504
Cash payments	(1,815)	(707)	(2,522)
Revisions	--	(1,965)	(1,965)

Balance at August 28, 2004	$1,288	$729	$2,017
Cash payments	(680)	--	(680)

Balance at August 27, 2005	$608	$729	$1,337

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

Contractual Obligations and Other Commercial Commitments

The following information is presented as of August 27, 2005.

Payments Due by Fiscal Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Private placement	$165,000	$--	$--	$--	$165,000
Revolving credit agreement	8,950	--	8,950	--	--
Other debt	2,721	1,084	1,138	237	262

Total debt	176,671	1,084	10,088	237	165,262
Operating Leases	9,255	3,781	4,441	1,033	--

Total Contractual Cash Obligations	$185,926	$4,865	$14,529	$1,270	$165,262

The Company has borrowing capacity of $125.0 million under its Amended Credit Agreement. As of August 27, 2005, approximately $91.4 million was available for borrowing thereunder. Also, as of such date, the Company had outstanding borrowings of $9.0 million included in bank debt in the above schedule and letters of credit of $24.6 million.

Seasonality

Historically, the Company’s revenues and operating results have varied from quarter to quarter and are expected to continue to fluctuate in the future. These fluctuations have been due to a number of factors, including: general economic conditions in the Company’s markets; the timing of acquisitions and of commencing start-up operations and related costs; the effectiveness of integrating acquired businesses and start-up operations; the timing of nuclear plant outages; capital expenditures; seasonal rental and purchasing patterns of the Company’s customers; and price changes in response to competitive factors. In addition, the Company’s operating results historically have been lower during the second and fourth fiscal quarters. The operating results for any historical quarter are not necessarily indicative of the results to be expected for an entire fiscal year or any other interim periods.

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

Significant increases in energy costs, specifically natural gas and gasoline, can materially affect our results of operations and financial condition. Currently, energy costs represent approximately 4% of our total revenue.

SAFE HARBOR FOR FORWARD LOOKING STATEMENTS

Forward looking statements contained in this annual report are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995 and are highly dependent upon a variety of important factors that could cause actual results to differ materially from those reflected in such forward looking statements. Such factors include uncertainties regarding the Company’s ability to consummate and successfully integrate acquired businesses, uncertainties regarding any existing or newly-discovered expenses and liabilities related to environmental compliance and remediation, the Company’s ability to compete successfully without any significant degradation in its margin rates, seasonal fluctuations in business levels, uncertainties regarding the price levels of natural gas, electricity, fuel, and labor, the impact of negative economic conditions on the Company’s customers and such customer’s workforce, the extent of costs necessitated by, and declines in revenues from customers adversely affected by, the recent hurricanes in Florida and the Gulf Coast, the continuing increase in domestic healthcare costs, demand and prices for the Company’s products and services, additional professional and internal costs necessary for compliance with recent and proposed future changes in Securities and Exchange Commission (including the Sarbanes-Oxley Act of 2002), New York Stock Exchange, and accounting rules, strikes and unemployment levels, the Company’s efforts to evaluate and potentially reduce internal costs, economic and other developments associated with the war on terrorism and its impact on the economy and general economic conditions. When used in this annual report, the words “intend”, “anticipate”, “believe”, “estimate”, and “expect” and similar expressions as they relate to the Company are included to identify such forward looking statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

Management has determined that all of the Company’s foreign subsidiaries operate primarily in local currencies that represent the functional currencies of the subsidiaries. All assets and liabilities of foreign subsidiaries are translated into U.S. dollars using the exchange rate prevailing at the balance sheet date. The effect of exchange rate fluctuations on translation of assets and liabilities are recorded as a component of stockholders’ equity. Income and expense accounts are translated at average exchange rates during the year. As such, the Company’s financial condition and operating results are affected by fluctuations in the value of the U.S. dollar as compared to currencies in foreign countries. Revenue denominated in currencies other than the U.S. dollar represented approximately 7% of total consolidated revenues for the year ended August 27, 2005 and 6% for the years ended August 28, 2004 and August 30, 2003. Total assets denominated in currencies other than the U.S. dollar represented approximately 7% of total consolidated assets at August 27, 2005 and August 28, 2004. If exchange rates had changed by 10% from the actual rates in effect during the year ended and as of August 27, 2005, the Company’s revenues and assets for the year ended and as of August 27, 2005 would have changed by approximately $5.5 million and $5.2 million, respectively.

The Company does not operate a hedging program to mitigate the effect of a significant rapid change in the value of the Canadian Dollar, Euro, British Pound, or Mexican Peso as compared to the U.S. dollar. Any gains or losses resulting from foreign currency transactions, including exchange rate fluctuations on intercompany accounts are reported as transaction gains (losses) within selling and administrative expenses. The intercompany payables and receivables are denominated in Canadian Dollars, Euros, British Pounds and Mexican Pesos. During the year ended August 27, 2005 transaction gains (losses) included in selling and administrative expenses were not material. If the exchange rates had changed by 10% during the year ended August 27, 2005, the Company would have recognized an exchange gain or loss of approximately $0.1 million.

Interest Rate Risk

The Company is exposed to market risk from changes in interest rates which may adversely affect its financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, the Company manages exposures through its regular operating and financing activities. The Company is exposed to interest rate risk primarily through its borrowings under its $125.0 million Amended Credit Agreement with a syndicate of banks and its $90.0 million of Floating Rate Notes with a group of insurance companies. Under both agreements, the Company borrows funds at variable interest rates based on the Eurodollar rate or LIBOR rates. If the LIBOR and Eurodollar rates fluctuated by 10% from the actual rates in effect during the year ended August 27, 2005, interest expense would have fluctuated by approximately $0.3 million from the interest expense recognized for the year ended August 27, 2005.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Statements of Income
UniFirst Corporation and Subsidiaries

Year ended (In thousands, except per share data)	August 27, 2005	August 28, 2004	August 30, 2003
Revenues	$763,842	$719,356	$596,936

Cost and expenses:
Operating costs (1)	480,714	461,112	381,098
Selling and administrative expenses (1)	163,189	149,351	127,341
Depreciation and amortization	43,927	44,889	39,659

	687,830	655,352	548,098

Income from operations	76,012	64,004	48,838

Other expense (income):
Interest expense	8,748	12,522	4,010
Interest income	(1,684)	(1,135)	(1,452)
Interest rate swap income	(223)	(1,981)	(1,292)

	6,841	9,406	1,266

Income before income taxes	69,171	54,598	47,572
Provision for income taxes	25,823	21,020	18,310

Income before cumulative effect of accounting change	43,348	33,578	29,262
Cumulative effect of accounting change (net of income tax benefit of
$1,404 in fiscal 2003)	--	--	2,242

Net income	$43,348	$33,578	$27,020

Income per Common share -- basic
Before cumulative effect of an accounting change, net	$2.51	$1.95	$1.71
Cumulative effect of an accounting change, net	--	--	(0.13)

Net income per Common share -- basic	$2.51	$1.95	$1.58

Income per Class B Common share -- basic
Before cumulative effect of an accounting change, net	$2.01	$1.56	$1.37
Cumulative effect of an accounting change, net	--	--	(0.10)

Net income per Class B Common share -- basic	$2.01	$1.56	$1.27

Income per Common share -- diluted
Before cumulative effect of an accounting change, net	$2.24	$1.74	$1.52
Cumulative effect of an accounting change, net	--	--	(0.12)

Net income per Common share -- diluted	$2.24	$1.74	$1.40

Weighted average number of shares outstanding -- basic
Common stock	9,428	9,103	8,992
Class B Common Stock	9,791	10,091	10,190

	19,219	19,194	19,182

Weighted average number of shares outstanding -- diluted
Common stock	19,311	19,258	19,222

Dividends per share
Common stock	$0.15	$0.15	$0.15
Class B Common Stock	$0.12	$0.12	$0.12

(1)       Exclusive of depreciation and amortization

The accompanying notes are an integral part of these
consolidated financial statements.

Consolidated Balance Sheets
UniFirst Corporation and Subsidiaries

(In thousands, except share data)	August 27, 2005	August 28, 2004
Assets
Current assets:
Cash and cash equivalents	$4,704	$4,436
Receivables, less reserves of $3,179 for 2005 and $2,616 for 2004	78,497	69,471
Inventories	31,021	32,604
Rental merchandise in service	69,808	60,544
Deferred tax assets	8,983	2,753
Prepaid expenses	1,492	1,857

Total current assets	194,505	171,665

Property and equipment:
Land, buildings and leasehold improvements	260,515	240,018
Machinery and equipment	268,272	258,736
Motor vehicles	76,147	70,048

	604,934	568,802
Less-- accumulated depreciation	299,983	280,012

	304,951	288,790

Goodwill	187,793	180,685
Customer contracts, net	50,572	51,572
Other intangible assets, net	5,909	6,301
Other assets	4,575	3,353

	$748,305	$702,366

Liabilities and Shareholders' Equity
Current liabilities:
Current maturities of long-term obligations	$1,084	$986
Accounts payable	36,720	33,754
Accrued liabilities	76,141	72,824
Accrued income taxes	3,992	6,197

Total current liabilities	117,937	113,761

Long-term obligations, net of current maturities	175,587	177,855
Deferred income taxes	42,439	42,043

Commitments and Contingencies (Note 9)
Shareholders' equity:
Preferred stock, $1.00 par value; 2,000,000 shares authorized; none issued	--	--
Common stock, $0.10 par value; 30,000,000 shares authorized; 9,600,838 and 9,276,479
issued in 2005 and 2004, respectively	960	928
Convertible Class B Common Stock, $0.10 par value; 20,000,000 shares authorized;
9,637,110 and 9,929,144 issued in 2005 and 2004, respectively	964	993
Capital surplus	13,462	13,138
Retained earnings	394,910	354,154
Accumulated other comprehensive income (loss)	2,046	(506)

Total shareholders' equity	412,342	368,707

	$748,305	$702,366

The accompanying notes are an integral part of these
consolidated financial statements.

Consolidated Statements of Shareholders’ Equity
UniFirst Corporation and Subsidiaries

(In thousands)	Common Shares	Class B Common Shares	Treasury Shares	Common Stock	Class B Common Stock	Treasury Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, August 31, 2002	10,555	10,205	(1,535)	$1,055	$1,021	$(24,756)	$12,503	$324,553	$(3,678)	$310,698
Net income	--	--	--	--	--	--	--	27,020	--	27,020
Foreign Currency translation
adjustments	--	--	--	--	--	--	--	--	1,904	1,904
Change in fair value of derivative
instruments, net of tax	--	--	--	--	--	--	--	--	345	345

Comprehensive income										29,269
Dividends	--	--	--	--	--	--	--	(2,572)	--	(2,572)
Shares converted	30	(30)	--	3	(3)	--	--	--	--	--
Shares repurchased	--	--	(60)	--	--	(1,249)	--	--	--	(1,249)
Stock options exercised	14	--	--	2	--	--	190	--	--	192

Balance, August 30, 2003	10,599	10,175	(1,595)	$1,060	$1,018	$(26,005)	$12,693	$349,001	$(1,429)	$336,338
Net income	--	--	--	--	--	--	--	33,578	--	33,578
Minimum pension liability
adjustment	--	--	--	--	--	--	--	--	(78)	(78)
Foreign Currency translation
adjustments	--	--	--	--	--	--	--	--	1,001	1,001

Comprehensive income										34,501
Dividends	--	--	--	--	--	--	--	(2,579)	--	(2,579)
Shares converted	246	(246)	--	25	(25)	--	--	--	--	--
Stock options exercised, including
tax benefit	26	--	--	2	--	--	445	--	--	447
Elimination of treasury shares	(1,595)	--	1,595	(159)	--	26,005	--	(25,846)	--	--

Balance, August 28, 2004	9,276	9,929	--	$928	$993	$--	$13,138	$354,154	$(506)	$368,707
Net income	--	--	--	--	--	--	--	43,348	--	43,348
Minimum pension liability
adjustment	--	--	--	--	--	--	--	--	(363)	(363)
Foreign Currency translation
adjustments	--	--	--	--	--	--	--	--	2,915	2,915

Comprehensive income										45,900
Dividends	--	--	--	--	--	--	--	(2,592)	--	(2,592)
Shares converted	292	(292)	--	29	(29)	--	--	--	--	--
Stock options exercised, including
tax benefit	32	--	--	3	--	--	324	--	--	327

Balance, August 27, 2005	9,600	9,637	--	$960	$964	--	$13,462	$394,910	$2,046	$412,342

The accompanying notes are an integral part of these
consolidated financial statements.

Consolidated Statements of Cash Flows
UniFirst Corporation and Subsidiaries

Year ended (In thousands)	August 27, 2005	August 28, 2004	August 30, 2003
Cash flows from operating activities:
Net income	$43,348	$33,578	$27,020
Adjustments:
Cumulative effect of accounting change, net	--	--	2,242
Depreciation	37,858	38,539	35,262
Amortization of intangible assets	6,069	6,350	4,397
Amortization of deferred financing costs	695	2,052	--
Accretion on asset retirement obligations	511	431	292
Interest rate swap income	(223)	(1,981)	(1,292)
Changes in assets and liabilities, net of acquisitions:
Receivables	(8,425)	(1,984)	(3,229)
Inventories	1,583	3,518	(548)
Rental merchandise in service	(8,089)	9,750	(4,225)
Prepaid expenses	365	(615)	(92)
Accounts payable	2,966	(1,654)	13,667
Accrued liabilities	2,607	5,349	(4,982)
Accrued and deferred income taxes	(7,149)	12,725	(7,704)

Net cash provided by operating activities	72,116	106,058	60,808

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(16,380)	(179,972)	(2,785)
Proceeds from sale of linen business	--	4,614	--
Capital expenditures	(53,255)	(30,873)	(37,919)
Other	(803)	(2,218)	8

Net cash used in investing activities	(70,438)	(208,449)	(40,696)

Cash flows from financing activities:
Proceeds from long term obligations	9,179	351,716	--
Payments on long term obligations	(11,349)	(245,196)	(16,667)
Payment of deferred financing costs	--	(4,540)	--
Repurchase of Common Stock	--	--	(1,249)
Proceeds from exercise of Common Stock options	437	372	192
Payment of cash dividends	(2,592)	(2,579)	(2,572)

Net cash (used in) provided by financing activities	(4,325)	99,773	(20,296)
Effect of exchange rate changes	2,915	1,001	1,904

Net increase (decrease) in cash and cash equivalents	268	(1,617)	1,720
Cash and cash equivalents at beginning of year	4,436	6,053	4,333

Cash and cash equivalents at end of year	$4,704	$4,436	$6,053

Supplemental disclosure of cash flow information:
Interest paid	$7,997	$13,841	$4,554

Income taxes paid, net of refunds received	$32,711	$8,571	$24,179

The accompanying notes are an integral part of these
consolidated financial statements.

Notes to Consolidated Financial Statements
UniFirst Corporation and Subsidiaries

(Amounts in thousands, except per share and Common Stock options data)

1. Summary of Significant Accounting Policies

(a) Business Description

UniFirst Corporation (the “Company”) is one of the largest providers of workplace uniforms and protective clothing in the United States. The Company designs, manufactures, personalizes, rents, cleans, delivers, and sells a wide range of uniforms and protective clothing, including shirts, pants, jackets, coveralls, jumpsuits, lab coats, smocks and aprons, and also rents industrial wiping products, floor mats, facility service products, other non-garment items, and provides first aid cabinet services and other safety supplies, to a variety of manufacturers, retailers and service companies. The Company serves businesses of all sizes in numerous industry categories. Typical customers include automobile service centers and dealers, delivery services, food and general merchandise retailers, food processors and service operations, light manufacturers, maintenance facilities, restaurants, service companies, soft and durable goods wholesalers, transportation companies, and others who require employee clothing for image, identification, protection or utility purposes. At certain specialized facilities, the Company also decontaminates and cleans work clothes that may have been exposed to radioactive materials and services special cleanroom protective wear. Typical customers for these specialized services include government agencies, research and development laboratories, high technology companies and utilities operating nuclear reactors. As discussed and described in Note 13 to the consolidated financial statements, the Company has five reporting segments, US and Canadian Rental and Cleaning, Manufacturing (“MFG”), Specialty Garments Rental and Cleaning (“Specialty Garments”), First Aid and Corporate. The operations of the US and Canadian Rental and Cleaning reporting segment are referred to by the Company as its industrial laundry operations and the locations related to this reporting segment are referred to as industrial laundries.

(b) Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. Intercompany balances and transactions are eliminated in consolidation.

(c) Foreign Currency Translation

The functional currency of UniFirst’s foreign operations is the local country’s currency. Transaction gains and losses, including gains and losses on intercompany transactions, are included in selling and administrative expenses, in the accompanying consolidated statements of income. Assets and liabilities of operations outside the United States are translated into U.S. dollars using period-end exchange rates. Revenues and expenses are translated at the average exchange rates in effect during each month during the fiscal year. The effects of foreign currency translation adjustments are included in shareholders’ equity as a component of accumulated other comprehensive income (loss) in the accompanying consolidated balance sheets.

The Company reported in selling and administrative expenses, net, foreign currency transaction gains (losses) totaling $(0.2) million, $0.6 million, and $(0.3) million for the fiscal years ended August 27, 2005, August 28, 2004, and August 30, 2003, respectively.

(d) Use of Estimates

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

(e) Fiscal Year

The Company’s fiscal year ends on the last Saturday in August. For financial reporting purposes, fiscal 2005, fiscal 2004 and fiscal 2003 had 52 weeks.

(f) Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and bank short-term investments with maturities of less than ninety days.

(g) Financial Instruments

The Company’s financial instruments, which may expose the Company to concentrations of credit risk, include cash and cash equivalents, receivables, accounts payable, notes payable and long-term obligations. Each of these financial instruments is recorded at cost, which approximates its fair value.

(h) Revenue Recognition and Allowance for Doubtful Accounts

The Company recognizes revenue from rental operations in the period in which the services are provided. Direct sale revenue is recognized in the period in which the product is shipped. Management judgments and estimates are used in determining the collectability of accounts receivable and evaluating the adequacy of allowance for doubtful accounts. The Company considers specific accounts receivable and historical bad debt experience, customer credit worthiness, current economic trends and the age of outstanding balances as part of its evaluation. Changes in estimates are reflected in the period they become known. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Material changes in its estimates may result in significant differences in the amount and timing of bad debt expense recognition for any given period.

(i) Inventories and Rental Merchandise in Service

Inventories are stated at the lower of cost or market value, net of any reserve for excess and obsolete inventory. Judgments and estimates are used in determining the likelihood that new goods on hand can be sold to customers or used in rental operations. Historical inventory usage and current revenue trends are considered in estimating both excess and obsolete inventories. If actual product demand and market conditions are less favorable than those projected by management, additional inventory write-downs may be required. The Company uses the first-in, first-out (“FIFO”) method to value its inventories. Inventories primarily consist of finished goods.

During the fourth quarter of fiscal 2005, the Company changed its accounting policy for a portion of its inventories from last-in, first-out (“LIFO”), to the first-in, first-out (“FIFO”) method of accounting. This change had no impact on the consolidated statements of income for any period presented. The Company believes that the FIFO method is preferable to LIFO because (i) all of the Company’s primary competitors currently use the FIFO inventory method, therefore, the change will make the comparison of results among these companies more consistent (ii) the change is consistent with the increased emphasis on consistency between Generally Accepted Accounting Principals (“GAAP”) in the United States and International Accounting Standards (“IAS”) which provide that the FIFO or weighted average methods are acceptable and does not provide for the use the LIFO method (iii) this change will result in all of the Company’s inventories being valued consistently using the FIFO method of accounting and (iv) due to the current low inflation levels, the Company’s inventory costs have remained fairly constant and are not expected to increase in the near future. Consistent with Accounting Principles Board (“APB”) Opinion No. 20, Accounting Changes, the Company has retroactively restated its prior financial statements. The impact of this change increased inventories, accrued income taxes, and retained earnings approximately $1.5 million, $0.6 million, and $0.9 million, respectively, on the August 28, 2004 consolidated balance sheet and increased retained earnings approximately $0.9 million as of August 30, 2003 and August 31, 2002 as presented on the consolidated statements of shareholders’ equity.

Rental merchandise in service is being amortized on a straight-line basis over the estimated service lives of the merchandise, which range from 6 to 36 months. In establishing estimated lives for merchandise in service, management considers historical experience and the intended use of the merchandise. Material differences may result in the amount and timing of operating profit for any period if management makes significant changes to these estimates.

(j) Property and Equipment

Property and equipment are recorded at cost. The Company provides for depreciation on the straight-line method based on the following estimated useful lives:

Buildings	30-40 years
Leasehold improvements	Term of lease
Machinery and equipment	3-10 years
Motor vehicles	3-5 years

Expenditures for maintenance and repairs are expensed as incurred. Expenditures for renewals and betterments are capitalized. The Company recorded as depreciation expense $37.9 million, $38.5 million, and $35.3 million for the fiscal years ended August 27, 2005, August 28, 2004, and August 30, 2003, respectively.

In accordance with Statements of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets, including property, plant, and equipment, are evaluated for impairment whenever events and circumstances indicate an asset may be impaired. There have been no material impairments of property, plant and equipment in fiscal 2005, 2004, or 2003.

(k) Goodwill and Other Intangible Assets

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized. SFAS No. 142 requires that companies test goodwill for impairment on an annual basis. In addition, SFAS 142 also requires that companies test goodwill if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit to which goodwill is assigned below its carrying amount. The Company’s evaluation considers changes in the operating environment, competitive information, market trends, operating performance and cash flow modeling. Management completes its annual impairment test in the fourth quarter of each fiscal year and there have been no impairments of goodwill or indefinite-lived intangible assets in fiscal 2005, 2004 or 2003. Future events could cause management to conclude that impairment indicators exist and that goodwill or other intangibles associated with previously acquired businesses are impaired. Any resulting impairment loss could have a material impact on our financial condition and results of operations.

Definite-lived intangible assets are amortized over useful lives, which are based on management estimates of the period that the assets will generate revenue. Definite-lived intangible assets are also evaluated for impairment in accordance with SFAS 144. There have been no impairments of definite-lived intangible assets in fiscal 2005, 2004, or 2003.

Customer contracts are amortized over their estimated useful lives, and have a weighted average useful life of approximately 14.5 years. Restrictive covenants are amortized over the terms of the respective non-competition agreements, and have a weighted average useful life of approximately 7.9 years. Other intangible assets, net, primarily includes deferred financing costs and trademarks, and have weighted average useful lives of approximately 7.1 years. In accordance with the provisions of SFAS No. 142, the Company does not amortize goodwill. The Company recorded as amortization expense $6.1 million, $6.4 million, and $4.4 million for the fiscal years ended August 27, 2005, August 28, 2004, and August 30, 2003, respectively.

(l) Asset Retirement Obligations

Effective September 1, 2002, the Company adopted the provisions of SFAS No. 143, Accounting for Asset Retirement Obligation, which generally applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset. Under this accounting method, the Company recognizes asset retirement obligations in the period in which they are incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Company will depreciate, on a straight-line basis, the amount added to property and equipment and recognize accretion expense in connection with the discounted liability over the various remaining lives which range from approximately one to thirty years. The estimated liability has been based on historical experience in decommissioning nuclear laundry facilities, estimated useful lives of the underlying assets, external vendor estimates as to the cost to decommission these assets in the future, and federal and state regulatory requirements.

(m) Insurance

The Company self-insures for certain obligations related to health, workers’ compensation, vehicles and general liability programs. The Company also purchases stop-loss insurance policies to protect itself from catastrophic losses. Judgments and estimates are used in determining the potential value associated with reported claims and for events that have occurred, but have not been reported. The Company’s estimates consider historical claims experience and other factors. The Company’s liabilities are based on estimates, and, while the Company believes that its accruals are adequate, the ultimate liability may be significantly different from the amounts recorded. Changes in claim experience, the Company’s ability to settle claims or other estimates and judgments used by management could have a material impact on the amount and timing of expense for any period.

(n) Environmental and Other Contingencies

The Company is subject to legal proceedings and claims arising from the conduct of its business operations, including environmental matters, personal injury, customer contract matters and employment claims. Accounting principles generally accepted in the United States require that a liability for contingencies be recorded when it is probable that a liability has occurred and the amount of the liability can be reasonably estimated. Significant judgment is required to determine the existence of a liability, as well as the amount to be recorded. The Company regularly consults with attorneys and outside consultants to ensure that all of the relevant facts and circumstances are considered, before a contingent liability is recorded. The Company records accruals for environmental and other contingencies based on enacted laws, regulatory orders or decrees, the Company’s estimates of costs, insurance proceeds, participation by other parties, the timing of payments, and the input of outside consultants and attorneys.

The estimated liability for environmental contingencies has been discounted using risk-free interest rates ranging from 4% to 5% over periods ranging from ten to thirty years. The estimated current costs, net of legal settlements with insurance carriers, have been adjusted for the estimated impact of inflation at 3% per year. Changes in enacted laws, regulatory orders or decrees, management’s estimates of costs, insurance proceeds, participation by other parties, the timing of payments and the input of outside consultants and attorneys based on changing legal or factual circumstances could have a material impact on the amounts recorded for environmental and other contingent liabilities. Refer to Note 9 of these consolidated financial statements for additional discussion and analysis.

(o) Pensions

The calculation of pension expense and the corresponding liability requires the use of a number of critical assumptions, including the expected long-term rate of return on plan assets and the assumed discount rate. Changes in these assumptions can result in different expense and liability amounts, and future actual experience can differ from these assumptions. Pension expense increases as the expected rate of return on pension plan assets decreases. Future changes in plan asset returns, assumed discount rates and various other factors related to the participants in our pension plans will impact our future pension expense and liabilities. We cannot predict with certainty what these factors will be in the future.

(p) Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred income taxes are provided for temporary differences between the amounts recognized for income tax and financial reporting purposes at currently enacted tax rates. The Company computes income tax expense by jurisdiction based on its operations in each jurisdiction.

The Company is periodically reviewed by domestic and foreign tax authorities regarding the amount of taxes due. These reviews include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. In evaluating the exposure associated with various filing positions, the Company records estimated reserves for probable exposures.

(q) Advertising Costs

Advertising costs are expensed as incurred and are classified as sales and administrative expenses. The Company incurred advertising costs of $1.7 million, $1.5 million, and $1.2 million for the fiscal years ended August 27, 2005, August 28, 2004, and August 30, 2003, respectively.

(r) Net Income Per Share

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 03-6, Participating Securities and the Two-Class Method under FAS 128. EITF Issue No. 03-6 provides guidance in determining when the two-class method, as defined in SFAS No. 128, Earnings per Share, must be utilized in calculating earnings per share. The Company was required to adopt EITF Issue No. 03-6 in the quarter ended August 28, 2004 and to apply the provisions of EITF Issue No. 03-6 retroactively to all periods presented. The Common Stock of the Company has a 25% dividend preference to the Class B Common Stock. The Class B Common Stock, which has ten votes per share as opposed to one vote per share for the Common Stock, is not freely transferable but may be converted at any time on a one-for-one basis into Common Stock at the option of the holder of the Class B Common Stock. EITF Issue No. 03-6 requires the income per share for each class of common stock to be calculated assuming 100% of the Company’s earnings are distributed as dividends to each class of common stock based on their respective dividend rights, even though the Company does not anticipate distributing 100% of its earnings as dividends. The effective result of EITF Issue No. 03-6 is that the earnings per share for the Common Stock will be 25% greater than the earnings per share of the Class B Common Stock.

Basic earnings per share for the Company’s Common Stock and Class B Common Stock is calculated by dividing net income allocated to Common Stock and Class B Common Stock by the weighted average number of shares of Common Stock and Class B Common Stock outstanding, respectively. Diluted earnings per share for the Company’s Common Stock assumes the conversion of all the Company’s Class B Common Stock into Common Stock and the exercise of outstanding stock options under the Company’s stock based employee compensation plans.

For the basic earnings per share calculation, net income available to the Company’s shareholders is allocated among the Company’s two classes of common stock; Common Stock and Class B Common Stock. The allocation among each class was based upon the two-class method. The following table shows how net income is allocated using this method:

Year ended	August 27, 2005	August 28, 2004	August 30, 2003
Net income available to shareholders	$43,348	$33,578	$27,020

Allocation of net income for Basic:
Common Stock	$23,677	$17,796	$14,171
Class B Common Stock	19,671	15,782	12,849

	$43,348	$33,578	$27,020

The diluted earnings per share calculation assumes the conversion of all the Company’s Class B Common Stock into Common Stock, so no allocation of earnings to Class B Common Stock is required.

The following table illustrates the weighted average number of Common and Class B Common shares outstanding during the year and is utilized in the calculation of earnings per share:

Year ended	August 27, 2005	August 28, 2004	August 30, 2003
Weighted average number of Common shares -- basic	9,428	9,103	8,992
Add: effect of dilutive potential common shares -- employee Common Stock
options	92	64	40
Add: effect assuming conversion of Class B Common shares into Common
Stock	9,791	10,091	10,190

Weighted average number of Common shares -- diluted	19,311	19,258	19,222

Weighted average number of Class B Common shares -- basic	9,791	10,091	10,190

(s) Stock Based Compensation

The Company has stock-based employee compensation plans which are described in Note 10 to the consolidated financial statements. The Company uses the intrinsic value method to account for the plans under APB No. 25, Accounting for Stock Issued to Employees, under which no compensation cost has been recognized related to stock option grants. The Company has adopted the disclosure provisions of SFAS No. 148 Accounting for Stock-Based Compensation — Transition and Disclosure. Had compensation cost for this plan been determined consistent with SFAS No. 123, Accounting for Stock-Based Compensation, the Company’s net income and earnings per share would have been reduced to the following pro forma amounts for the following periods:

Year ended	August 27, 2005	August 28, 2004	August 30, 2003
Income before cumulative effect of accounting change	$43,348	$33,578	$29,262
Less: pro forma compensation expense, net of tax	(308)	(246)	(171)

Pro forma income before cumulative effect of accounting change	43,040	33,332	29,091
Cumulative effect of accounting change, net of tax	--	--	(2,242)

Pro forma net income	$43,040	$33,332	$26,849

As Reported Per Share Amounts:
Basic net income per weighted average Common share:
Income before cumulative effect of accounting change	$2.51	$1.95	$1.71
Cumulative effect of accounting change, net of tax	--	--	(0.13)

Net income per Common share	$2.51	$1.95	$1.58

Basic net income per weighted average Class B Common share:
Income before cumulative effect of accounting change	$2.01	$1.56	$1.37
Cumulative effect of accounting change, net of tax	--	--	(0.10)

Net income per Class B Common share	$2.01	$1.56	$1.27

Diluted net income per weighted average Common share:
Income before cumulative effect of accounting change	$2.24	$1.74	$1.52
Cumulative effect of accounting change, net of tax	--	--	(0.12)

Net income per Common share	$2.24	$1.74	$1.40

Pro-Forma Per Share Amounts:
Basic net income per weighted average Common share:
Pro forma income before cumulative effect of accounting change	$2.49	$1.94	$1.70
Cumulative effect of accounting change, net of tax	--	--	(0.13)

Pro forma net income per Common share	$2.49	$1.94	$1.57

Basic net income per weighted average Class B Common share:
Pro forma income before cumulative effect of accounting change	$1.99	$1.55	$1.36
Cumulative effect of accounting change, net of tax	--	--	(0.10)

Pro forma net income per Class B Common share	$1.99	$1.55	$1.26

Diluted net income per weighted average Common share:
Pro forma income before cumulative effect of accounting change	$2.23	$1.73	$1.51
Cumulative effect of accounting change, net of tax	--	--	(0.12)

Pro forma net income per Common share	$2.23	$1.73	$1.39

As prescribed by SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used:

	2005	2004	2003
Risk-free interest rate	4.13%	4.32%	4.00%
Expected dividend yield	0.76%	1.00%	1.00%
Expected life in years	7.5	10	10
Expected volatility	38%	30%	30%

The weighted average fair values of options granted during fiscal years 2005, 2004 and 2003 were $12.47, $11.90 and $8.63, respectively.

(t) Reclassifications

Certain amounts in prior years have been reclassified to conform with current year presentation. These reclassifications did not impact current or historical net income or shareholders’ equity and were not material.

(u) Recent Accounting Pronouncements

On October 13, 2004, the FASB concluded that SFAS No. 123R, Share Based Payments, which would require companies to measure compensation cost for all share-based payments, including employee stock options. SFAS No. 123R was originally effective as of the beginning of the first interim or annual reporting period beginning after June 15, 2005, however SFAS No. 123R was deferred and is now effective for the first fiscal year beginning after June 15, 2005. As a result, the new standard will be effective for, and adopted by, the Company beginning August 28, 2005. In March 2005, the SEC issued SAB No. 107 regarding the SEC’s interpretation of SFAS No. 123R and the valuation of share-based payments for public companies. The Company is evaluating the requirements of SFAS No. 123R and SAB No. 107. The Company believes the impact of adopting SFAS No. 123R will not have a material impact on the results of operations of the Company. See Note 1(s) to these consolidated financial statements for further discussion regarding stock based compensation.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs — an amendment of ARB No. 43, Chapter 4. SFAS No. 151 requires that abnormal amounts of idle facility expense, freight, handling costs and wasted materials be recognized as current period charges. Further, SFAS No. 151 requires the allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. Unallocated overheads must be recognized as an expense in the period in which they are incurred. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application of the provisions of SFAS No. 151 is permitted for costs incurred after this statement was issued, but not required. The Company believes the impact of adopting SFAS No. 151 will not have a material impact on the results of operations of the Company.

2. Acquisitions

On September 2, 2003 (“Closing Date”), the Company completed its acquisition of 100% of Textilease Corporation (“Textilease”). The purchase price of approximately $175.6 million in cash was financed as part of a new $285.0 million unsecured revolving credit agreement (“Credit Agreement”), with a syndicate of banks. The Credit Agreement, completed on the Closing Date, replaced the Company’s previous $125.0 million unsecured revolving credit agreement which was due on the third anniversary of the Closing Date (September 2, 2006). Please see Note 4 – Long Term Obligations. Availability of credit required compliance with financial and other covenants, including maximum leverage, minimum fixed charge coverage, and minimum tangible net worth, as defined in the Credit Agreement. Textilease, headquartered in Beltsville, Maryland, had fiscal year 2002 revenues of approximately $95.0 million. It serviced over 25,000 uniform and textile products customers from 12 locations in six southeastern states, and also serviced a wide range of large and small first-aid service customers from additional specialized facilities. Textilease’s operating results have been included in the Company’s consolidated operating results since September 2, 2003.

The following is the final allocation of the fair values of the assets acquired and liabilities assumed at the date of acquisition. The Company engaged a third party to appraise the fair value of the acquired tangible and intangible assets. The third party has completed its appraisal and the purchase price allocation below reflects the appraised values of acquired tangible and intangible assets. The Company has also completed its analysis of the fair values of the liabilities assumed in connection with the acquisition, including certain liabilities that qualify for recognition under EITF Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination.

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

Subsequent to the Closing Date but prior to the end of the purchase price allocation period, the Company sold a portion of the linen businesses acquired from Textilease for approximately $4.6 million in cash. The Company allocated the proceeds of these sales as a reduction in merchandise in service, an increase to deferred tax liabilities, and a net reduction in goodwill of $2.3 million. This sale of the linen businesses acquired did not result in any gain or loss recorded on the Company’s consolidated statement of income.

The $115.4 million of goodwill as of August 28, 2004 has been assigned to the Company’s US Rental and Cleaning operating segment. This operating segment purchases, rents, cleans, delivers and sells, uniforms and protective clothing and non-garment items in the United States. Refer to Note 13 for further discussion of the Company’s operating segments. None of the goodwill is expected to be deductible for income tax purposes. At the time of acquisition, management initiated a plan to integrate certain Textilease facilities into existing operations. Included in the purchase price allocation is an accrual for exit costs and employee termination benefits in accordance with EITF Issue No. 95-3 of approximately $6.5 million, which included approximately $3.1 million in severance-related costs for corporate and field employees and $3.4 million in facility closing and lease cancellation costs. As of August 27, 2005, the Company paid and charged approximately $2.5 million against this accrual for severance-related costs and $0.7 million for facility closing and lease cancellation costs. During the year ended August 28, 2004, the Company reversed approximately $2.0 million of the initial accrual based upon its final analysis of the fair value of the liabilities assumed in connection with the acquisition, with a decrease in goodwill. The changes in accrual for the fiscal years ended August 28, 2004 and August 27, 2005 are as follows:

	Severance Related Costs	Facility Closing Costs	Total
Balance at August 30, 2003	$--	$--	$--
Initial set-up of liability	3,103	3,401	6,504
Cash payments	(1,815)	(707)	(2,522)
Revisions	--	(1,965)	(1,965)

Balance at August 28, 2004	$1,288	$729	$2,017
Cash payments	(680)	--	(680)

Balance at August 27, 2005	$608	$729	$1,337

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

The pro forma adjustments include additional interest expense of approximately $5.9 million for the fiscal year ended August 30, 2003, related to the debt used to finance the acquisition, additional depreciation and amortization of approximately $2.1 million for the fiscal year ended August 30, 2003, related to the estimated increase to the fair value of property and equipment and intangible assets and the related income tax effects of approximately $3.2 million for the fiscal year ended August 30, 2003.

The unaudited pro forma combined condensed statements of income are not necessarily indicative of the financial results that would have occurred if the Textilease acquisition and the related financing had been consummated on August 31, 2002, nor are they necessarily indicative of the financial results which may be attained in the future.

The unaudited pro forma combined condensed statement of income for the year ended August 30, 2003 is based upon available information and certain assumptions that UniFirst’s management believes are reasonable. The Textilease acquisition was accounted for using the purchase method of accounting.

Year ended	August 30, 2003 (Pro Forma)
Revenues	$691,937

Income before cumulative effect of accounting change	$26,796
Cumulative effect of accounting change, net of tax	2,242

Net income	$24,554

Basic net income per weighted average Common share, as reported:
Income before cumulative effect of accounting change	$1.56
Cumulative effect of accounting change, net of tax	(0.13)

Net income per Common share	$1.43

Basic net income per weighted average Class B Common share, as reported:
Income before cumulative effect of accounting change	$1.25
Cumulative effect of accounting change, net of tax	(0.10)

Net income per Class B Common share	$1.15

Diluted net income per weighted average Common share, as reported:
Income before cumulative effect of accounting change	$1.39
Cumulative effect of accounting change, net of tax	(0.12)

Net income per Common share	$1.27

During the fiscal year ended August 27, 2005, the Company completed seventeen acquisitions. The aggregate purchase price for these acquisitions was approximately $16.4 million, net of liabilities assumed of approximately $0.4 million. During the fiscal year ended August 28, 2004, the Company completed seven acquisitions, other than Textilease. The aggregate purchase price of these acquisitions was approximately $4.4 million, net of debt assumed of $0.4 million. The results of operations of these acquisitions have been included on the Company’s consolidated financial statements since their respective acquisition dates. None of these acquisitions were significant, individually or in the aggregate, in relation to the Company’s consolidated financial statements and, therefore, pro forma financial information has not been presented.

Aggregate information relating to the acquisition of businesses which were accounted for as purchases is as follows:

Year ended	August 27, 2005	August 28, 2004	August 30, 2003
Tangible assets acquired	$2,690	$56,079	$598
Intangible assets and goodwill acquired	14,112	159,204	2,479
Liabilities assumed	(422)	(35,311)	(292)

Acquisition of businesses, net of cash acquired	$16,380	$179,972	$2,785

Tangible assets acquired primarily relate to cash, accounts receivable, inventory and property, plant and equipment. Liabilities assumed primarily relate to accounts payable, accrued liabilities, and deferred taxes payable.

The following are the intangible assets and goodwill acquired for the years ended August 27, 2005 and August 28, 2004 and the respective periods over which the assets will be amortized on a straight-line basis:

Year ended	August 27, 2005	August 28, 2004	Life in Years
Goodwill	$8,814	$118,077	N/A
Customer contracts	3,844	39,823	10-15
Covenants not to compete	904	174	3-5
Other intangible assets	550	1,130	8

Total intangible assets and goodwill acquired	$14,112	$159,204

The amount assigned to intangible assets acquired was based on their respective fair values determined as of the acquisition date. The excess of the purchase price over the tangible and intangible assets was recorded as goodwill, of which 100% was allocated to the US and Canadian Rental and Cleaning segment for both 2005 and 2004. In accordance with SFAS No. 142, the goodwill is not being amortized and will be tested for impairment as required at least annually.

3. Income Taxes

The provision for income taxes consists of the following:

Year ended	August 27, 2005	August 28, 2004	August 30, 2003
Current:
Federal	$23,121	$14,928	$14,076
Foreign	2,314	2,173	2,142
State	2,906	1,957	2,026

	$28,341	$19,058	$18,244

Deferred:
Federal	$(2,012)	$1,528	$60
Foreign	(178)	259	--
State	(328)	175	6

	$(2,518)	$1,962	$66

	$25,823	$21,020	$18,310

The following table reconciles the provision for income taxes using the statutory federal income tax rate to the actual provision for income taxes:

	August 27, 2005	August 28, 2004	August 30, 2003
Income taxes at the statutory federal income tax rate	$24,210	$19,109	$16,650
State income taxes	1,679	1,408	1,315
Permanent and other	434	503	345
Reduction of tax reserves	(500)	--	--

	$25,823	$21,020	$18,310

In the year ending August 27, 2005, the Company recorded a $0.5 million credit to income taxes related to the reduction of tax-related reserves that were no longer required.

The tax effect of items giving rise to the Company’s deferred tax (assets) liabilities is as follows:

Year ended	August 27, 2005	August 28, 2004	August 30, 2003
Rental merchandise in service	$12,765	$15,738	$8,612
Tax in excess of book depreciation	30,206	29,612	25,730
Purchased intangible assets	14,694	13,866	--
Accruals and other	(24,209)	(19,926)	(14,885)

Net deferred tax liabilities	$33,456	$39,290	$19,457

The Company has evaluated its deferred tax assets and believes that they will be fully recovered. As a result, the Company has not established a valuation allowance.

4. Long-Term Obligations

Long-term obligations outstanding on the accompanying consolidated balance sheets are as follows:

	August 27, 2005	August 28, 2004
Series A, fixed rate notes due June 2011 bearing interest at 5.27%	$75,000	$75,000
Series B, floating rate notes due June 2014 bearing interest at LIBOR plus 70 basis
points (4.10%)	75,000	75,000
Series C, floating rate notes due June 2014 bearing interest at LIBOR plus 75 basis
points (4.15%)	15,000	15,000
Unsecured revolving credit agreement with a syndicate of banks, weighted-average
interest rates of 5.43% and 2.84% at August 27, 2005 and August 28, 2004, respectively	8,950	10,560
Other	2,721	3,281

	176,671	178,841
Less-- current maturities	1,084	986

	$175,587	$177,855

Aggregate current maturities of long-term obligations for the five fiscal years subsequent to August 27, 2005 and thereafter are as follows:

Fiscal year ending August:
2006	$1,084
2007	602
2008	9,486
2009	173
2010	64
Thereafter	165,262

Total	$176,671

In connection with the purchase of Textilease, the Company entered into a $285.0 million unsecured revolving credit agreement (“Credit Agreement”), with a syndicate of banks. The Credit Agreement replaced the Company’s previous $125.0 million unsecured revolving credit agreement and, prior to its amendment, was due on the third anniversary of the Closing Date (September 2, 2006). On June 14, 2004, the Company issued $165.0 million of fixed and floating rate notes pursuant to a Note Purchase Agreement (“Note Agreement”). Under the Note Agreement, the Company issued $75.0 million of notes with a seven year term (June 2011) bearing interest at 5.27% (“Fixed Rate Notes”). The Company also issued $90.0 million of floating rate notes due in ten years (June 2014) (“Floating Rate Notes”). Of the Floating Rate Notes, $75.0 million bear interest at LIBOR plus 70 basis points and may be repaid at face value two years from the date they are issued. The remaining $15.0 million of Floating Rate Notes bear interest at LIBOR plus 75 basis points and can be repaid at face value after one year. The Company also amended its Credit Agreement (“Amended Credit Agreement”) to, among other things, reduce the amount available for borrowing thereunder to $125.0 million and to reduce interest rates payable on such borrowings. As amended, loans under the Amended Credit Agreement bear interest at floating rates which vary based on the Company’s funded debt ratio. The proceeds from the Fixed Rate Notes and the Floating Rate Notes were used to repay borrowings under the Credit Agreement. At August 27, 2005, the interest rates applicable to the Company’s borrowings under the Amended Credit Agreement ranged from LIBOR plus 100 basis points, or 4.57%, to the prime rate, or 6.50%.

The Amended Credit Agreement expires on September 2, 2007. As of August 27, 2005, the maximum line of credit was $125.0 million of which approximately $91.4 million was available for borrowing thereunder. As of such date, the Company had outstanding borrowings of $9.0 million and outstanding letters of credit of $24.6 million. Under the Amended Credit Agreement, the Company may borrow funds at variable interest rates based on the Eurodollar rate or the bank’s prime rate, as selected by the Company. Availability of credit requires compliance with financial and other covenants, including minimum tangible net worth, maximum funded debt ratio, and minimum debt coverage, as defined in the Amended Credit Agreement. Compliance with these financial covenants is generally tested on a fiscal quarterly basis. Under the most restrictive of these provisions, the Company was required to maintain minimum consolidated tangible net worth of $138.4 million as of August 27, 2005. As of August 27, 2005, the Company was in compliance with all covenants under the Note Agreement and the Amended Credit Agreement.

5. Derivative Instruments and Hedging Activities

The Company accounts for interest rate swap agreements in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. In October 1999, the Company entered into an interest rate swap agreement with a notional amount of $40.0 million (the “$40.0 million SWAP”), which matured on October 13, 2004. Under the agreement, the Company paid a fixed rate of 6.38% and receives a variable rate tied to the three month LIBOR rate. On October 15, 2002, the bank had the option to terminate the $40.0 million SWAP without further obligation to make payments to the Company. The bank did not exercise the option. Due to the existence of this termination option, the $40.0 million SWAP did not meet the criteria to qualify as a cash flow hedge under SFAS No. 133. Accordingly, the Company has recorded, in the interest rate swap income line item of its consolidated statements of income, income of $0.2 million, $2.0 million, and $1.3 million for the fiscal years ended August 27, 2005, August 28, 2004, and August 30, 2003, respectively, for the changes in the fair value of $40.0 million SWAP. As of August 28, 2004, $0.2 million of interest rate swap related liabilities is included in accrued liabilities in the accompanying consolidated balance sheet.

In June 2001, the Company entered into a second interest rate swap agreement with a notional amount of $20.0 million (the “$20.0 million SWAP”), which matured June 5, 2003. Under the agreement, the Company paid a fixed rate of 4.69% and received a variable rate tied to the three month LIBOR rate. At maturity, the applicable variable rate was 1.34%. The $20.0 million SWAP met the required criteria as defined in SFAS No. 133 for hedge accounting. Accordingly, the Company has recorded, through the other comprehensive loss section of shareholders’ equity, income of $0.3 million, net of tax of $0.2 million for the fiscal year ended August 30, 2003.

6. Employee Benefit Plans

Defined Contribution Retirement Savings Plan

The Company has a defined contribution retirement savings plan with a 401(k) feature for all eligible employees not under collective bargaining agreements. The Company matches a portion of the employee’s contribution and can make an additional contribution at its discretion. Contributions charged to expense under the plan were $7.9 million in 2005, $7.3 million in 2004 and $5.9 million in 2003.

Pension Plans and Supplemental Executive Retirement Plans

The Company accounts for its pension plans and Supplemental Executive Retirement Plan in accordance with SFAS No. 87, Employer’s Accounting for Pensions. Under SFAS No. 87, pension expense is recognized on an accrual basis over employees’ estimated service periods. Pension expense calculated under SFAS No. 87 is generally independent of funding decisions or requirements.

The Company maintains an unfunded Supplemental Executive Retirement Plan (“SERP”) for certain eligible employees of the Company. The benefits are based on the employee’s compensation upon retirement. The amount charged to expense related to this plan amounted to approximately $0.5 million, $0.4 million, and $0.4 million in 2005, 2004, and 2003, respectively. The Company had accrued liabilities related to this plan of approximately $3.3 million at August 27, 2005.

The Company maintains a non-contributory defined pension plan (“UniFirst Plan”) covering union employees at one of its locations. The benefits are based on years of service and the employee’s compensation. The plan assets primarily consist of fixed income and equity securities. The amount charged to expense related to this plan amounted to approximately $0.2 million in each of the fiscal years ended 2005, 2004, and 2003. The Company had accrued liabilities related to this plan of approximately $0.2 million at August 27, 2005.

In connection with the acquisition of Textilease in fiscal year 2004, the Company assumed liabilities related to a frozen pension plan covering many former Textilease employees (“Textilease Plan”). The pension benefits are based on years of service and the employee’s compensation. The plan assets primarily consist of fixed income and equity securities. The amount charged to expense related to this plan amounted to approximately $0.1 million and $0.2 million in 2005 and 2004, respectively. The Company had accrued liabilities related to this plan of approximately $1.0 million at August 27, 2005.

The Company’s obligations and funded status related to its pension and SERP retirement plans as of August 27, 2005 were as follows:

	Textilease Plan	UniFirst Plan	SERP
Change in benefit obligation:
Projected benefit obligation, beginning of year	$2,526	$2,415	$4,209
Service cost	--	111	139
Interest cost	149	138	246
Actuarial (gain) loss	204	25	188
Benefits paid	(313)	(80)	(205)

Projected benefit obligation, end of year	$2,566	$2,609	$4,577

Change in plan assets:
Fair value of plan assets, beginning of year	$1,246	$1,965	$--
Actual return on plan assets	85	152	--
Employer contributions	516	410	205
Benefits paid	(313)	(80)	(205)

Fair value of plan assets, end of year	$1,534	$2,447	$--

Funded status:	$(1,032)	$(162)	$(4,577)
Unrecognized prior service cost	--	206	28
Unrecognized actuarial loss	196	245	1,229

Net amount recognized	$(836)	$289	$(3,320)

The amounts recorded on the consolidated balance sheet as of August 27, 2005 are as follows:

	Textilease Plan	UniFirst Plan	SERP
Intangible assets	$--	$206	$--
Accrued liabilities	(1,032)	(162)	(3,320)
Accumulated other comprehensive income	196	245	--

Net amount recognized	$(836)	$289	$(3,320)

The components of net periodic benefit cost for the year ended August 27, 2005 were as follows:

	Textilease Plan	UniFirst Plan	SERP
Service cost	$--	$111	$139
Interest cost	149	138	246
Expected return on assets	(104)	(107)	--
Amortization of prior service cost	--	17	67
Amortization of unrecognized (gain) loss	--	3	52
Other	13	--	--

Net periodic benefit cost	$58	$162	$504

The calculation of pension expense and the corresponding liability requires the use of a number of critical assumptions, including the expected long-term rate of return on plan assets and the assumed discount rate. Changes in these assumptions can result in different expense and liability amounts, and future actual experience can differ from these assumptions. Pension expense increases as the expected rate of return on pension plan assets decreases. Future changes in plan asset returns, assumed discount rates and various other factors related to the participants in our pension plans will impact our future pension expense and liabilities. We cannot predict with certainty what these factors will be in the future.

As of August 27, 2005, the accumulated benefit obligation for the Textilease Plan, UniFirst Plan, and SERP was $2.6 million, $2.6 million, and $3.3 million, respectively.

The assumptions used in calculating our projected benefit obligation and net periodic service cost as of, and for the year ended, August 27, 2005, were as follows:

	Textilease Plan	UniFirst Plan	SERP
Discount rate	5.75%	5.75%	6.00%
Expected return on plan assets	8.00%	5.00%	N/A

7. Goodwill and Other Intangible Assets

Under SFAS No. 142, goodwill is no longer amortized, but reviewed annually, or more frequently if certain indicators arise, for impairment. There were no impairment losses related to goodwill or intangible assets during the years ended August 27, 2005, August 28, 2004, and August 30, 2003.

The changes in the carrying amount of goodwill are as follows:

Balance as of August 30, 2003	$62,608
Goodwill acquired during the period	118,077

Balance as of August 28, 2004	$180,685
Goodwill acquired during the period	8,814
Change in purchase accounting estimates from acquisitions in prior years	(1,933)
Effect of foreign currency translation	213
Other	14

Balance as of August 27, 2005	$187,793

As of August 27, 2005, the Company has allocated $183.9 million and $3.9 million to its US and Canadian Rental and Cleaning and Specialty Garments segments, respectively. The change in the purchase accounting estimates from acquisitions in prior years primarily relates to revisions of tax estimates.

Intangible assets, net on the Company’s accompanying consolidated balance sheets are as follows:

August 27, 2005	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer contracts	$93,625	$43,053	$50,572
Restrictive covenants	17,688	15,375	2,313
Other intangible assets	6,069	2,473	3,596

	$117,382	$60,901	$56,481

August 28, 2004	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer contracts	$89,656	$38,084	$51,572
Restrictive covenants	16,661	14,478	2,183
Other intangible assets	5,510	1,392	4,118

	$111,827	$53,954	$57,873

Estimated amortization expense for the five fiscal years subsequent to August 27, 2005 and thereafter, based on intangible assets, net as of August 27, 2005 is as follows:

2006	$6,522
2007	6,349
2008	5,563
2009	5,398
2010	5,140
Thereafter	27,509

$56,481

8. Accrued Liabilities

Accrued liabilities on the accompanying consolidated balance sheets consists of the following:

	August 27, 2005	August 28, 2004
Payroll related	$25,877	$25,477
Insurance related	22,178	20,285
Environmental related	9,326	8,669
Asset retirement obligations	6,918	7,446
Acquisition related	1,337	2,017
Other	10,505	8,930

	$76,141	$72,824

9. Commitments and Contingencies

Lease Commitments

The Company leases certain buildings from independent parties. Total rent expense on all leases was $6.1 million, $6.6 million, and $3.3 million in fiscal 2005, 2004, and 2003, respectively. Annual minimum lease commitments for the five years subsequent to August 27, 2005 and thereafter are as follows:

2006	$3,781
2007	2,633
2008	1,808
2009	781
2010	252
Thereafter	--

$9,255

Environmental and Legal Contingencies

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

Further, under environmental laws, an owner or lessee of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances located on, or in, or emanating from such property, as well as related costs of investigation and property damage. Such laws often impose liability without regard to whether the owner or lessee knew of or was responsible for the presence of such hazardous or toxic substances. There can be no assurances that acquired or leased locations have been operated in compliance with environmental laws and regulations or that future uses or conditions will not result in the imposition of liability upon the Company under such laws or expose the Company to third-party actions such as tort suits. The Company continues to address environmental conditions under terms of consent orders negotiated with the applicable environmental authorities or otherwise with respect to sites located in or related to Woburn, Massachusetts, Uvalde, Texas, Springfield, Massachusetts, Stockton, California, and three sites related to former operations in Williamstown, Vermont.

In addition, the Company is investigating the extent of environmental contamination and potential exposure at sites it acquired in connection with its acquisition of Textilease, and it is defending against claims concerning alleged environmental conditions with respect to a site once owned by a former subsidiary in Somerville, Massachusetts. The Company has accrued certain costs related to the sites described above as it has been determined that the costs are probable and can be reasonably estimated. The Company also has potential exposure related to an additional parcel of land (the “Central Area”) related to the Woburn, Massachusetts site discussed above. Currently, the consent order for the Woburn, Massachusetts site discussed above does not define or require any remediation work in the Central Area. The Company has not accrued for this contingency as the Company believes, at this time, the liability is not probable and the amount of such contingent liability can not be reasonably estimated.

The Company routinely reviews and evaluates sites that may require remediation and monitoring and determines its estimated costs based on various estimates and assumptions. These estimates are developed using its internal sources or by third party environmental engineers or other service providers. Internally developed estimates are based on:

•	Management's judgment and experience in remediating and monitoring the Company's sites;

•	Information available from regulatory agencies as to costs of remediation and monitoring;

•	The number, financial resources and relative degree of responsibility of other potentially responsible parties (PRPs) who may be liable for remediation and monitoring of a specific site; and

•	The typical allocation of costs among PRPs.

There is usually a range of reasonable estimates of the costs associated with each site. The Company uses the amount within the range that constitutes its best estimate. Where it believes that both the amount of a particular liability and the timing of the payments are reliably determinable, the Company adjusts the cost in current dollars using a rate of 3% for inflation until the time of expected payment and discount the cost to present value using risk-free rates of interest ranging from 4% to 5%.

For environmental liabilities that have been discounted, the Company includes interest accretion, based on the effective interest method, in operating costs on the consolidated statements of income. The changes to our environmental liabilities for the years ended August 27, 2005 and August 28, 2004 are as follows (in thousands):

Year ended	August 27, 2005	August 28, 2004
Beginning balance	$8,669	$5,377
Obligations assumed in connection with Textilease acquisition	--	3,200
Costs incurred for which reserves have been provided	(760)	(859)
Insurance proceeds received	161	263
Interest accretion	465	429
Revisions in estimates	791	259

Ending balance	$9,326	$8,669

Estimated insurance proceeds are primarily received from an annuity received as part of a legal settlement with an insurance company. Annual proceeds of approximately $0.3 million are deposited into an escrow account which funds remediation and monitoring costs for three sites related to former operations in Williamstown, Vermont. Annual proceeds received but not expended in the current year accumulate in this account and may be used in future years for costs related to this site through the year 2027. As of August 27, 2005 the balance in this escrow account, which is held in a trust and is not recorded on the Company’s consolidated balance sheet, was approximately $1.7 million. Also included in estimated insurance proceeds are amounts the Company is entitled to receive pursuant to legal settlements as reimbursements from three insurance companies for estimated costs at the site in Uvalde, Texas.

Anticipated payments and insurance proceeds of currently identified environmental remediation liabilities as of August 27, 2005 for the next five years and thereafter as measured in current dollars are reflected below.

(In Thousands)	2006	2007	2008	2009	2010	Thereafter	Total
Estimated costs --
current dollars	$1,864	$1,890	$1,793	$928	$773	$9,005	$16,253

Estimated insurance
proceeds	(247)	(247)	(247)	(266)	(247)	(3,818)	(5,072)

Net anticipated costs	$1,617	$1,643	$1,546	$662	$526	$5,187	$11,181

Effect of Inflation							2,971
Effect of Discounting							(4,826)

Balance as of
August 27, 2005							$9,326

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

Other Contingent Liabilities

As security for certain agreements with the NRC and various state agencies related to the nuclear operations (see Note 14) and certain insurance programs, the Company had standby irrevocable bank commercial letters of credit of $24.6 million and $19.9 million outstanding as of August 27, 2005 and August 28, 2004, respectively.

10. Common Stock Options

The Company adopted an incentive stock option plan (the “Plan”) in November 1996 and reserved 150,000 shares of Common Stock for issue under the Plan. In January of 2002, the Company increased the number of shares of Common Stock reserved for issuance under the Plan to 450,000. Options granted under the Plan, through August 27, 2005, are at a price equal to the fair market value of the Company’s Common Stock on the date of grant. Options granted prior to fiscal 2003 are subject to a proportional four-year vesting schedule and expire eight years from the grant date. Options granted beginning in fiscal 2003 and thereafter are subject to a five-year cliff-vesting schedule under which options become vested or exercisable after five years from date of grant and expire ten years after the grant date. Certain options were granted during fiscal 2005 to outside directors of the Company, which were fully vested and expire ten years after the grant date.

The following table summarizes the Common Stock option activity for the fiscal years ended August 27, 2005, August 28, 2004, and August 30, 2003:

	Number of Shares	Weighted Average Exercise Price
Outstanding, August 31, 2002	147,250	$14.30

Granted	56,200	20.10
Exercised	(14,250)	13.45
Forfeited	(1,500)	14.65

Outstanding, August 30, 2003	187,700	$16.10

Granted	61,800	24.45
Exercised	(26,175)	14.25
Forfeited	(6,500)	16.24

Outstanding, August 28, 2004	216,825	$18.70

Granted	67,600	27.98
Exercised	(32,325)	13.52
Forfeited	(12,225)	22.22

Outstanding, August 27, 2005	239,875	$21.83

Exercisable, August 30, 2003	91,967	$14.05

Exercisable, August 28, 2004	73,569	$14.41

Exercisable, August 27, 2005	66,500	$15.89

The following table summarizes information relating to currently outstanding and exercisable stock options as of August 27, 2005:

		Outstanding Options		Exercisable Options
Range of Exercise Prices	Number Outstanding	Average Remaining Option Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 10.06 - 15.13	36,175	2.62	$12.51	36,175	$12.51
17.55 - 20.13	80,400	6.06	19.11	23,325	17.55
24.35 - 27.98	123,300	8.72	26.34	7,000	27.83

$ 10.06 - 27.98	239,875	6.91	$21.83	66,500	$15.89

11. Shareholders’ Equity

The Company has two classes of common stock; Common Stock and Class B Common Stock. Each share of Common Stock is entitled to one vote, is freely transferable, and is entitled to a cash dividend equal to 125% of any cash dividend paid on each share of Class B Common Stock. Each share of Class B Common Stock is entitled to ten votes and can be converted to Common Stock on a share-for-share basis. However, until converted to Common Stock, Class B Common shares are not freely transferable.

Effective July 1, 2004, companies incorporated in Massachusetts became subject to the Massachusetts Business Corporation Act, Chapter 156D. Chapter 156D provides that shares that are reacquired by a company become authorized but unissued shares. As a result, Chapter 156D eliminates the concept of “treasury shares”. Accordingly, at August 28, 2004, the Company redesignated 1.595 million shares of the Company’s existing treasury shares, at an aggregate cost of $26.0 million, as authorized but unissued and allocated this amount to the Common Stock’s par value and retained earnings.

12. Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) are as follows:

	Foriegn Currency Translation	Change in Fair Value of Derivative Instruments, net of tax	Pension and Other	Total Accumulated Other Comprehensive Income (Loss)
Balance, August 31, 2002	$(3,333)	$(345)	$--	$(3,678)
Change during the period	1,904	345	--	2,249

Balance, August 30, 2003	(1,429)	--	--	(1,429)
Change during the period	1,001	--	(78)	923

Balance, August 28, 2004	(428)	--	(78)	(506)
Change during the period	2,915	--	(363)	2,552

Balance, August 27, 2005	$2,487	$--	$(441)	$2,046

13. Segment Reporting

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information of those segments to be presented in interim financial reports issued to shareholders. Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the chief operating decision-maker, or decision-making group, in making decisions on how to allocate resources and assess performance. The Company’s chief operating decision maker, as defined under SFAS No. 131, is the Company’s chief executive officer. The Company has six operating segments based on the information reviewed by its chief executive officer; US Rental and Cleaning, Canadian Rental and Cleaning, MFG, Specialty Garments, First Aid and Corporate. The US Rental and Cleaning and Canadian Rental and Cleaning operating segments have been combined to form the US and Canadian Rental and Cleaning reporting segment.

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

The MFG operating segment designs and manufactures uniforms and non-garment items solely for the purpose of providing these goods to the US and Canadian Rental and Cleaning reporting segment. The amounts reflected as revenues of MFG are generated when goods are shipped from the Company’s manufacturing facilities to other Company locations. These revenues are recorded at a transfer price which is typically in excess of the actual manufacturing cost. The transfer price is determined by management and may not necessarily represent the fair value of the products manufactured. Products are carried in inventory and subsequently placed in service and amortized at this transfer price. On a consolidated basis, intercompany MFG revenues and MFG income are eliminated and the carrying value of inventories and rental merchandise in service is reduced to the manufacturing cost. Income before income taxes from MFG, net of the intercompany MFG elimination, was $21.6 million, $15.0 million, and $10.4 million for years ended August 27, 2005, August 28, 2004 and August 30, 2003, respectively. This income offsets the merchandise amortization costs incurred by the US and Canadian Rental and Cleaning reporting segment as the merchandise costs of this reporting segment are amortized and recognized based on inventories purchased from MFG at the transfer price which is above the Company’s manufacturing cost.

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

As of and for the year-ended August 27, 2005	US and Canadian Rental and Cleaning	MFG	Net Interco MFG Elim	Specialty Garments	First-Aid	Corporate	Total
Revenues	$668,313	$57,634	$(57,634)	$61,697	$27,757	$6,075	$763,842

Income (loss) from operations	$99,508	$21,390	$206	$6,907	$928	$(52,927)	$76,012
Interest (income) expense, net	$(1,362)	$(12)	$--	$82	$(7)	$8,140	$6,841

Income (loss) before income taxes	$100,870	$21,402	$206	$6,825	$935	$(61,067)	$69,171

Depreciation and amortization	$27,284	$1,425	$--	$2,982	$1,307	$10,929	$43,927

Capital expenditures, net	$45,883	$447	$--	$1,406	$5,519	$--	$53,255

Total assets	$673,126	$6,612	$--	$48,765	$19,802	$--	$748,305

As of and for the year-ended August 28, 2004	US and Canadian Rental and Cleaning	MFG	Net Interco MFG Elim	Specialty Garments	First-Aid	Corporate	Total
Revenues	$629,309	$53,694	$(53,694)	$58,598	$26,668	$4,781	$719,356

Income (loss) from operations	$88,729	$20,299	$(5,277)	$7,113	$1,722	$(48,582)	$64,004
Interest (income) expense, net	$(1,221)	$3	$--	$171	$8	$10,445	$9,406

Income (loss) before income taxes	$89,950	$20,296	$(5,277)	$6,942	$1,714	$(59,027)	$54,598

Depreciation and amortization	$26,577	$1,481	$--	$3,385	$931	$12,515	$44,889

Capital expenditures, net	$24,931	$--	$--	$3,356	$2,586	$--	$30,873

Total assets	$637,997	$5,931	$--	$44,468	$13,970	$--	$702,366

As of and for the year-ended August 30, 2003	US and Canadian Rental and Cleaning	MFG	Net Interco MFG Elim	Specialty Garments	First-Aid	Corporate	Total
Revenues	$524,701	$42,041	$(42,041)	$57,749	$9,486	$5,000	$596,936

Income (loss) from operations	$73,223	$13,837	$(3,415)	$9,306	$45	$(44,158)	$48,838
Interest (income) expense, net	$(1,042)	$--	$--	$195	$1	$2,112	$1,266

Income (loss) before income taxes	$74,265	$13,837	$(3,415)	$9,111	$44	$(46,270)	$47,572

Depreciation and amortization	$23,329	$1,460	$--	$2,757	$277	$11,836	$39,659

Capital expenditures, net	$30,607	$--	$--	$7,312	$--	$--	37,919

Total assets	$466,535	$6,280	$--	$43,316	$--	$--	$516,131

The Company’s long-lived assets as of August 27, 2005 and August 28, 2004 and revenues for the years ended August 27, 2005, August 28, 2004 and August 30, 2003 were attributed to the following countries (in thousands):

Long-lived assets as of:	August 27, 2005	August 28, 2004
United States	$522,530	$505,888
Europe, Canada, and Mexico (1)	31,270	24,813

Total	$553,800	$530,701

Revenues for the year ended:	August 27, 2005	August 28, 2004	August 30, 2003
United States	$709,153	$673,006	$559,240
Europe, Canada, and Mexico (1)	54,689	46,350	37,696

Total	$763,842	$719,356	$596,936

Income before income taxes for the year ended:	August 27, 2005	August 28, 2004	August 30, 2003
United States	$62,365	$49,518	$40,171
Europe, Canada, and Mexico (1)	6,806	5,080	7,401

Total	$69,171	$54,598	$47,572

(1)      There is no country with greater than 10% of total long-lived assets, revenues, or income before income taxes.

14. Asset Retirement Obligations

Effective September 1, 2002, the Company adopted the provisions of SFAS No. 143, which generally applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset. Under the new accounting method, the Company now recognizes asset retirement obligations in the period in which they are incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.

As of September 1, 2002, the Company recognized as a liability the present value of the estimated future costs to decommission its nuclear laundry facilities in accordance with the provisions of SFAS No. 143. The adoption of SFAS No. 143 resulted in a cumulative charge of $2.2 million, net of tax benefit of $1.4 million, related to the change in accounting principle, the recognition of a discounted asset retirement obligation of $5.3 million, and an increase of $2.4 million to the gross carrying value of the related long-lived assets ($0.9 million, net of accumulated depreciation of $1.5 million). The Company will depreciate, on a straight-line basis, the amount added to property and equipment and recognize accretion expense in connection with the discounted liability over the various remaining lives which range from approximately one to thirty years.

The estimated liability has been based on historical experience in decommissioning nuclear laundry facilities, estimated useful lives of the underlying assets, external vendor estimates as to the cost to decommission these assets in the future, and federal and state regulatory requirements. The estimated current costs have been adjusted for the estimated impact of inflation at 3% per year. The liability has been discounted using credit-adjusted risk-free rates that range from approximately 3% to 7% over one to thirty years. Revisions to the liability could occur due to changes in the Company’s estimated useful lives of the underlying assets, estimated dates of decommissioning, changes in decommissioning costs, changes in federal or state regulatory guidance on the decommissioning of such facilities, or other changes in estimates. Changes due to revised estimates will be recognized by adjusting the carrying amount of the liability and the related long-lived asset if the assets are still in service, or charged to expense in the period if the assets are no longer in service.

A reconciliation of the Company’s liability is as follows:

	August 27, 2005	August 28, 2004
Beginning balance	$7,446	$7,060
Accretion expense	511	431
Change in estimate of liability	164	742
Asset retirement costs incurred	(1,203)	(787)

Ending balance	$6,918	$7,446

As of August 27, 2005, the $6.9 million asset retirement obligation is included in accrued liabilities in the accompanying condensed consolidated balance sheet.

Report of Independent Registered Public Accounting Firm

UniFirst Corporation

The Board of Directors and Shareholders,
UniFirst Corporation

We have audited the accompanying consolidated balance sheets of UniFirst Corporation (the “Company”) and subsidiaries as of August 27, 2005 and August 28, 2004 and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended August 27, 2005. Our audits also included the financial statement schedule listed in the index at item 15 (a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of UniFirst Corporation and Subsidiaries at August 27, 2005 and August 28, 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended August 27, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1(i) to the consolidated financial statements, the Company changed its method of accounting for certain inventories from last-in-first-out (LIFO) method to the first-in-first-out (FIFO) method during the fourth quarter of 2005. The FIFO method has been retroactively applied to all periods presented.

As discussed in Note 14 to the consolidated financial statements, effective September 1, 2002, the Company adopted Statement of Financial Accounting Standards (Statement) No. 143 “Asset Retirement Obligations.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of UniFirst Corporation’s internal control over financial reporting as of August 27,2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 10, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Boston, Massachusetts

November 10, 2005

Quarterly Financial Data (Unaudited)

The following is a summary of the results of operations for each of the quarters within the years ended August 27, 2005 and August 28, 2004. This summary should be read in conjunction with the Company’s Consolidated Financial Statements and Notes to Consolidated Financial Statements included in Item 8.

The Company’s fiscal year ends on the last Saturday in August. For financial reporting purposes, fiscal 2005 and fiscal 2004 had 52 weeks. Each of the quarters presented below includes 13 weeks.

(In thousands, except per share data)
For the year ended August 27, 2005	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$188,434	$190,684	$195,957	$188,767
Income before income taxes	21,538	16,232	19,037	12,364
Provision for income taxes	8,184	6,169	7,235	4,235

Net income	$13,354	$10,063	$11,802	$8,129

Net income per Common share -- basic	$0.78	$0.58	$0.68	$0.47

Net income per Class B Common share -- basic	$0.62	$0.47	$0.55	$0.38

Net income per Common share -- diluted	$0.69	$0.52	$0.61	$0.42

Weighted average number of shares outstanding -- basic
Common Stock	9,281	9,456	9,467	9,509
Class B Common Stock	9,926	9,759	9,758	9,723

	19,207	19,215	19,225	19,232

Weighted average number of Common Stock shares
outstanding -- diluted	19,277	19,315	19,336	19,345

For the year ended August 28, 2004	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$180,898	$177,407	$182,985	$178,066
Income before income taxes	15,485	10,718	16,167	12,228
Provision for income taxes	5,962	4,126	6,224	4,708

Net income	$9,523	$6,592	$9,943	$7,520

Net income per Common share -- basic	$0.56	$0.38	$0.58	$0.43

Net income per Class B Common share -- basic	$0.44	$0.31	$0.46	$0.35

Net income per Common share -- diluted	$0.49	$0.34	$0.52	$0.39

Weighted average number of shares outstanding -- basic
Common Stock	9,009	9,022	9,127	9,253
Class B Common Stock	10,175	10,168	10,073	9,950

	19,184	19,190	19,200	19,203

Weighted average number of Common Stock shares
outstanding -- diluted	19,249	19,253	19,271	19,277

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. The Company maintains a system of disclosure controls and procedures that are designed to provide reasonable assurance that information, which is required to be timely disclosed, is accumulated and communicated to Management in a timely fashion. An evaluation of the effectiveness of the design and operation of UniFirst’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”))(“Disclosure Controls”) was performed as of the end of the period covered by this report. This evaluation was performed under the supervision and with the participation of the Company’s Management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that these Disclosure Controls are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s Management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during the fourth quarter of fiscal year 2005 that have materially affected, or that are reasonably likely to materially affect, our internal controls over financial reporting.

Management’s Responsibility for Financial Statements

Management of UniFirst Corporation (“UniFirst”) is responsible for the preparation, integrity and objectivity of UniFirst’s consolidated financial statements and other financial information contained in its Annual Report to Shareholders. Those consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States. In preparing those consolidated financial statements, Management was required to make certain estimates and judgments, which are based upon currently available information and Management’s view of current conditions and circumstances.

The Audit Committee of the Board of Directors, which consists solely of independent directors, oversees our process of reporting financial information and the audit of our consolidated financial statements. The Audit Committee stays informed of the financial condition of UniFirst and regularly reviews Management’s financial policies and procedures, the independence of our independent auditors, our internal control and the objectivity of our financial reporting. Our independent registered public accounting firm has free access to the Audit Committee and meet with the Audit Committee periodically, both with and without Management present.

We have retained Ernst & Young LLP, an independent registered public accounting firm, to audit our consolidated financial statements found in this Annual Report on Form 10-K for the year ended August 27, 2005. We have made available to Ernst & Young LLP all of our financial records and related data in connection with their audit of our consolidated financial statements.

We have filed with the Securities and Exchange Commission the required certifications related to our consolidated financial statements as of and for the year ended August 27, 2005. These certifications are attached as exhibits to this Annual Report on Form 10-K for the year ended August 27, 2005. Additionally, we have also provided to the New York Stock Exchange the required annual certification of our Chief Executive Officer regarding our compliance with the New York Stock Exchange’s corporate governance listing standards.

Management’s Report on Internal Control Over Financial Reporting.

Management has responsibility for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has assessed the effectiveness of the Company’s internal control over financial reporting as of August 27, 2005. In making its assessment, Management has utilized the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control—Integrated Framework . Management concluded that based on its assessment, UniFirst’s internal control over financial reporting was effective as of August 27, 2005. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of August 27, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report dated November 10, 2005, which appears in this Annual Report on Form 10-K for the year ended August 27, 2005.

Report of Independent Registered Public Accounting Firm
on Internal Control Over Financial Reporting

UniFirst Corporation

The Board of Directors and Shareholders,
UniFirst Corporation

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting presented in Item 9A, that UniFirst Corporation maintained effective internal control over financial reporting as of August 27, 2005, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). UniFirst Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that UniFirst Corporation maintained effective internal control over financial reporting as of August 27, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, UniFirst Corporation maintained, in all material respects, effective internal control over financial reporting as of August 27, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of UniFirst Corporation and subsidiaries as of August 27, 2005 and August 28, 2004 and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended August 27, 2005 of UniFirst Corporation and our report dated November 10, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Boston, Massachusetts

November 10, 2005

ITEM 9B. OTHER INFORMATION

On October 27, 2005, the Company granted options under the Stock Incentive Plan to purchase (i) 2,100 shares of its Common Stock to Ronald D. Croatti, Chairman of the Board, President and Chief Executive Officer, (ii) 1,600 shares of its Common Stock to Cynthia Croatti, Executive Vice President and Treasurer, (iii) 1,600 shares of its Common Stock to John B. Bartlett, Senior Vice President and Chief Financial Officer, (iv) 1,400 shares of its Common Stock to Dennis G. Assad, Senior Vice President, Sales and Marketing, (v) 1,400 shares of its Common Stock to Bruce P. Boynton, Senior Vice President, Operations, (vi) 1,400 shares of its Common Stock to David A. DiFillippo, Senior Vice President, Operations. The exercise price of each option was $34.83, the closing price on October 27, 2005. The options vest on the fifth anniversary of the date of grant or earlier as provided in the applicable stock option agreement or the Stock Incentive Plan and expire ten years from the date of grant. A copy of the form of employee stock option agreement under the Stock Incentive Plan is attached to the August 28, 2004 Annual Report on Form 10-K as Exhibit 10-F and is incorporated herein by reference.

The Board of Directors, based on a recommendation from the Compensation Committee, has established the compensation for calendar 2006 for each non-employee Director as follows: an annual fee of $24,000; an annual fee for chairing a Committee of $4,000; a $2,500 fee for each Board meeting attended; a $500 fee for each Committee meeting attended if held on the same day as a Board meeting; a $2,000 daily fee for one or more Committee meetings attended on a single day if not held on the same day as a Board meeting; a $1,000 fee for participating in a telephonic Board meeting; a $500 fee for participating in a telephonic Committee meeting; and an option to purchase 1,000 shares of Common Stock, to be issued on the third business day following the Company’s 2006 annual meeting of shareholders

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated by reference to the information provided under the caption “Election of Directors” in the Company’s Proxy Statement for its 2006 Annual Meeting of Shareholders.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated by reference to the information provided under the caption “Summary Compensation Table,” “Option Grants with Respect to Fiscal Year 2005,” “Option Exercises and Year-End Holdings,” “Supplemental Executive Retirement Plan” and “Stock Performance Graph” in the Company’s Proxy Statement for its 2006 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT; AND RELATED STOCKHOLDER MATTERS

Incorporated by reference to the information provided under the captions “Election of Directors,” and “Security Ownership of Management and Principal Shareholders”, in the Company’s Proxy Statement for its 2006 Annual Meeting of Shareholders and “Equity Compensation Plan Information” in Item 5 of this Annual Report on Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference to the information provided under the caption “Certain Relationships and Related Transactions” in the Company’s Proxy Statement for its 2006 Annual Meeting of Shareholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference to the information provided under the caption “Independent Auditors” in the Company’s Proxy Statement for its 2006 Annual Meeting of Shareholders.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The financial statements listed below are filed as part of this report:

       1. and 2. FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES.

The financial statements listed below are included under Item 8 of this Form 10-K.

Consolidated statements of income for each of the three years in the period ended August 27, 2005

Consolidated balance sheets as of August 27, 2005 and August 28, 2004

Consolidated statements of shareholders’ equity for each of the three years in the period ended August 27, 2005

Consolidated statements of cash flows for each of the three years in the period ended August 27, 2005

Notes to consolidated financial statements

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

Management’s Report on Internal Control Over Financial Reporting

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The following additional schedule is filed herewith:

Schedule II — Valuation and qualifying accounts and reserves for each of the three years in the period ended August 27, 2005

UNIFIRST CORPORATION AND SUBSIDIARIES
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED
AUGUST 27, 2005

Description	Balance, Beginning of Period	Charged to Costs and Expenses	Charges for Which Reserves Were Created or Deductions	Balance, End of Period
Allowance for Doubtful Accounts
For the year ended August 27, 2005	$2,616	$3,097	$(2,534)	$3,179

For the year ended August 28, 2004	$2,611	$3,132	$(3,127)	$2,616

For the year ended August 30, 2003	$2,687	$3,066	$(3,142)	$2,611

Reserve for Obsolete Inventory
For the year ended August 27, 2005	$1,126	$455	$(728)	$853

For the year ended August 28, 2004	$1,082	$913	$(869)	$1,126

For the year ended August 30, 2003	$1,100	$557	$(575)	$1,082

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

10-D UniFirst Corporation 1996 Stock Incentive Plan, as amended, (incorporated by reference to Exhibit 10-D to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2002).

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

18.1 Preferability Letter from Ernst & Young LLP, Independent Registered Public Accounting Firm

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

November 10, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE
/s/ Ronald D. Croatti
Ronald D. Croatti

/s/ John B. Bartlett
John B. Bartlett

/s/ Cynthia Croatti
Cynthia Croatti

/s/ Donald J. Evans
Donald J. Evans

/s/ Albert Cohen
Albert Cohen

/s/ Phillip L. Cohen
Phillip L. Cohen

/s/ Anthony F. DiFillippo
Anthony F. DiFillippo

/s/ Lawrence Pugh
Lawrence Pugh

/s/ Robert F. Collings
Robert F. Collings	Principal Executive Officer and Director Principal Financial Officer and Principal Accounting Officer Director Director Director Director Director Director Director	November 10, 2005 November 10, 2005 November 10, 2005 November 10, 2005 November 10, 2005 November 10, 2005 November 10, 2005 November 10, 2005 November 10, 2005

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

10-D UniFirst Corporation 1996 Stock Incentive Plan, as amended, (incorporated by reference to Exhibit 10-D to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2002).

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

18.1 Preferability Letter from Ernst & Young LLP, Independent Registered Public Accounting Firm

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