Form 10-Q
period 2005-11-26
UNIFIRST CORP
filed 2006-01-05
CIK 717954

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended November 26, 2005

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

Yes     No

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

Yes     No

The number of outstanding shares of UniFirst Corporation Common Stock and Class B Common Stock at December 29, 2005 were 9,698,038 and 9,542,360, respectively.

UniFirst Corporation
Quarterly Report on Form 10-Q
For the Quarter ended November 26, 2005

Table of Contents

Part I - FINANCIAL INFORMATION

Item 1 - Financial Statements

Consolidated Balance Sheets as of November 26, 2005 and August 27, 2005

Consolidated Statements of Income for the Thirteen Weeks ended November 26, 2005 and November 27, 2004

Consolidated Statements of Cash Flows for the Thirteen Weeks ended November 26, 2005 and November 27, 2004

Notes to Consolidated Financial Statements

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Item 4 - Controls and Procedures

Part II - OTHER INFORMATION

Item 6 - Exhibits

Signatures

Certifications
Ex-31.1 Section 302 Certification of CEO
Ex-31.2 Section 302 Certification of CFO
Ex-32.1 Section 906 Certification of CEO
Ex-32.2 Section 906 Certification of CFO

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UniFirst Corporation and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

(In thousands, except share data)	November 26, 2005	August 27, 2005 (a)
Assets
Current assets:
Cash and cash equivalents	$3,229	$4,704
Receivables, less reserves of $3,618 and $3,179, respectively	85,446	78,497
Inventories	30,712	31,021
Rental merchandise in service	73,369	69,808
Deferred income taxes	9,080	8,983
Prepaid expenses	3,777	1,492

Total current assets	205,613	194,505

Property and equipment:
Land, buildings and leasehold improvements	263,058	260,515
Machinery and equipment	272,473	268,272
Motor vehicles	78,647	76,147

	614,178	604,934
Less -- accumulated depreciation	307,542	299,983

	306,636	304,951

Goodwill	188,165	187,793
Customer contracts, net	49,587	50,572
Other intangible assets, net	5,553	5,909
Other assets	8,994	4,575

	$764,548	$748,305

Liabilities and Shareholders' Equity
Current liabilities:
Current maturities of long-term obligations	$604	$1,084
Accounts payable	41,491	36,720
Accrued liabilities	74,190	76,141
Accrued income taxes	10,578	3,992

Total current liabilities	126,863	117,937

Long-term obligations, net of current maturities	170,764	175,587
Deferred income taxes	42,538	42,439
Commitments and contingencies (Note 7)
Shareholders' equity:
Preferred stock, $1.00 par value; 2,000,000 shares authorized; no shares outstanding	—	—
Common stock, $0.10 par value; 30,000,000 shares authorized; shares outstanding 9,669,538 and
9,600,838, respectively	967	960
Class B common stock, $0.10 par value; 20,000,000 shares authorized; shares outstanding 9,570,860
and 9,637,110, respectively	957	964
Capital surplus	13,911	13,462
Retained earnings	405,650	394,910
Accumulated other comprehensive income	2,898	2,046

Total shareholders' equity	424,383	412,342

	$764,548	$748,305

(a)       Derived from audited financial statements

The accompanying notes are an integral part of these
consolidated financial statements.

UniFirst Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Thirteen Weeks Ended
(In thousands, except per share data)	November 26, 2005	November 27, 2004
Revenues	$199,325	$188,434
Costs and expenses:
Operating costs (1)	125,731	115,465
Selling and administrative expenses (1)	42,066	39,169
Depreciation and amortization	10,932	10,663

	178,729	165,297

Income from operations	20,596	23,137

Other expense (income):
Interest expense	2,331	2,191
Interest income	(256)	(369)
Interest rate swap income	—	(223)

	2,075	1,599

Income before income taxes	18,521	21,538
Provision for income taxes	7,131	8,184

Net income	$11,390	$13,354

Income per share - Basic:
Common Stock	$0.66	$0.78
Class B Common Stock	$0.53	$0.62
Income per share - Diluted:
Common Stock	$0.59	$0.69
Weighted average number of shares outstanding - Basic:
Common Stock	9,619	9,281
Class B Common Stock	9,620	9,926

	19,239	19,207

Weighted average number of shares outstanding - Diluted:
Common Stock	19,328	19,277

Dividends per share:
Common Stock	$0.0375	$0.0375
Class B Common Stock	$0.0300	$0.0300

(1)      Exclusive of depreciation and amortization

The accompanying notes are an integral part of these
consolidated financial statements.

UniFirst Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Thirteen Weeks Ended
(In thousands)	November 26, 2005	November 27, 2004
Cash flows from operating activities:
Net income	$11,390	$13,354
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	9,472	9,272
Stock-based compensation	122	—
Amortization of intangible assets	1,460	1,391
Amortization of deferred financing costs	173	173
Accretion on asset retirement obligations	100	96
Interest rate swap income	—	(223)
Changes in assets and liabilities, net of acquisitions:
Receivables	(6,949)	(11,924)
Inventories	309	3,800
Rental merchandise in service	(3,491)	(2,692)
Prepaid expenses	(2,285)	(2,763)
Accounts payable	4,771	1,680
Accrued liabilities	(2,051)	1,341
Accrued and deferred income taxes	6,867	5,569

Net cash provided by operating activities	19,888	19,074

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(678)	(2,023)
Capital expenditures	(11,152)	(10,791)
Other	(4,480)	(653)

Net cash used in investing activities	(16,310)	(13,467)

Cash flows from financing activities:
Proceeds from long term obligations	10,375	455
Payments on long term obligations	(15,678)	(6,776)
Proceeds from exercise of common stock options	48	37
Payment of cash dividends	(650)	(647)

Net cash used in financing activities	(5,905)	(6,931)
Effect of exchange rate changes	852	3,105

Net increase (decrease) in cash and cash equivalents	(1,475)	1,781
Cash and cash equivalents at beginning of period	4,704	4,436

Cash and cash equivalents at end of period	$3,229	$6,217

The accompanying notes are an integral part of these
consolidated financial statements.

UniFirst Corporation and Subsidiaries
Notes to Consolidated Financial Statements

(Amounts in thousands, except per share and common stock options data)

1. Summary of Significant Accounting Policies

Business Description

UniFirst Corporation (the “Company”) is one of the largest providers of workplace uniforms and protective clothing in the United States. The Company designs, manufactures, personalizes, rents, cleans, delivers, and sells a wide range of uniforms and protective clothing, including shirts, pants, jackets, coveralls, jumpsuits, lab coats, smocks and aprons, and also rents industrial wiping products, floor mats, facility service products, other non-garment items, and provides first aid cabinet services and other safety supplies, to a variety of manufacturers, retailers and service companies. The Company serves businesses of all sizes in numerous industry categories. Typical customers include automobile service centers and dealers, delivery services, food and general merchandise retailers, food processors and service operations, light manufacturers, maintenance facilities, restaurants, service companies, soft and durable goods wholesalers, transportation companies, and others who require employee clothing for image, identification, protection or utility purposes. At certain specialized facilities, the Company also decontaminates and cleans work clothes that may have been exposed to radioactive materials and services special cleanroom protective wear. Typical customers for these specialized services include government agencies, research and development laboratories, high technology companies and utilities operating nuclear reactors. As discussed and described in Note 9 to the consolidated financial statements, the Company has five reporting segments, US and Canadian Rental and Cleaning, Manufacturing (“MFG”), Specialty Garments Rental and Cleaning (“Specialty Garments”), First Aid and Corporate. The operations of the US and Canadian Rental and Cleaning reporting segment are referred to by the Company as its industrial laundry operations and the locations related to this reporting segment are referred to as industrial laundries.

Interim Financial Information

These consolidated financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the information furnished reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes, thereto, included in the Company’s annual report on Form 10-K. Results for an interim period are not indicative of any future interim periods or for an entire fiscal year.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. Intercompany balances and transactions are eliminated in consolidation.

Foreign Currency Translation

The functional currency of UniFirst’s foreign operations is the local country’s currency. Transaction gains and losses, including gains and losses on intercompany transactions, are included in selling and administrative expenses in the accompanying consolidated statements of income. Assets and liabilities of operations outside the United States are translated into U.S. dollars using period-end exchange rates. Revenues and expenses are translated at the average exchange rates in effect during each month of the fiscal period. The effects of foreign currency translation adjustments are included in shareholders’ equity as a component of accumulated other comprehensive income in the accompanying consolidated balance sheets.

The Company reported in selling and administrative expenses, net, foreign currency transaction gains (losses) totaling $(0.2) million and $0.0 million for the thirteen weeks ended November 26, 2005 and November 27, 2004, respectively.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates. There have been no changes in judgments or the method of determining estimates that had a material effect on our consolidated financial statements for the periods presented.

Fiscal Year

The Company’s fiscal year ends on the last Saturday in August. For financial reporting purposes, fiscal 2006 will have 52 weeks, as did fiscal 2005.

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

Revenue Recognition and Allowance for Doubtful Accounts

The Company recognizes revenue from rental operations in the period in which the services are provided. Direct sale revenue is recognized in the period in which the product is shipped. Management judgments and estimates are used in determining the collectability of accounts receivable and evaluating the adequacy of allowance for doubtful accounts. The Company considers specific accounts receivable and historical bad debt experience, customer credit worthiness, current economic trends and the age of outstanding balances as part of its evaluation. Changes in estimates are reflected in the period they become known. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Material changes in the Company’s estimates may result in significant differences in the amount and timing of bad debt expense recognition for any given period.

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

Rental merchandise in service is amortized on a straight-line basis over the estimated service lives of the merchandise, which range from 6 to 36 months. In establishing estimated lives for merchandise in service, management considers historical experience and the intended use of the merchandise. Material differences may result in the amount and timing of operating profit for any period if management makes significant changes to these estimates.

Property and Equipment

Property and equipment are recorded at cost. The Company provides for depreciation on the straight-line method based on the following estimated useful lives:

Buildings	30-40 years
Leasehold improvements	Term of lease
Machinery and equipment	3-10 years
Motor vehicles	3-5 years

Expenditures for maintenance and repairs are expensed as incurred. Expenditures for renewals and betterments are capitalized. The Company recorded as depreciation expense $9.5 million and $9.3 million for the thirteen weeks ended November 26, 2005 and November 27, 2004, respectively.

In accordance with Statements of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets, including property and equipment, are evaluated for impairment whenever events and circumstances indicate an asset may be impaired. There have been no material impairments of property and equipment in the thirteen weeks ended November 26, 2005 or the year ended August 27, 2005.

Goodwill and Other Intangible Assets

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized. SFAS No. 142 requires that companies test goodwill for impairment on an annual basis. In addition, SFAS 142 also requires that companies test goodwill if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit to which goodwill is assigned below its carrying amount. The Company’s evaluation considers changes in the operating environment, competitive information, market trends, operating performance and cash flow modeling. Management completes its annual impairment test in the fourth quarter of each fiscal year and there have been no impairments of goodwill or indefinite-lived intangible assets in the thirteen weeks ended November 26, 2005 or the year ended August 27, 2005. Future events could cause management to conclude that impairment indicators exist and that goodwill or other intangibles associated with previously acquired businesses are impaired. Any resulting impairment loss could have a material impact on our financial condition and results of operations.

Definite-lived intangible assets are amortized over useful lives, which are based on management estimates of the period that the assets will generate revenue. Definite-lived intangible assets are also evaluated for impairment in accordance with SFAS 144. There have been no impairments of definite-lived intangible assets in the thirteen weeks ended November 26, 2005 or the year ended August 27, 2005.

The Company recorded amortization expense of $1.5 million and $1.4 million for the thirteen weeks ended November 26, 2005 and November 27, 2004, respectively.

Asset Retirement Obligations

The Company follows the provisions of SFAS No. 143, Accounting for Asset Retirement Obligations, which generally applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset. Under this accounting method, the Company recognizes asset retirement obligations in the period in which they are incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Company will depreciate, on a straight-line basis, the amount added to property and equipment and recognize accretion expense in connection with the discounted liability over the various remaining lives which range from approximately one to thirty years. The estimated liability has been based on historical experience in decommissioning nuclear laundry facilities, estimated useful lives of the underlying assets, external vendor estimates as to the cost to decommission these assets in the future, and federal and state regulatory requirements.

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

Environmental and Other Contingencies

The Company is subject to legal proceedings and claims arising from the conduct of its business operations, including environmental matters, personal injury, customer contract matters and employment claims. Accounting principles generally accepted in the United States require that a liability for contingencies be recorded when it is probable that a liability has occurred and the amount of the liability can be reasonably estimated. Significant judgment is required to determine the existence of a liability, as well as the amount to be recorded. The Company regularly consults with attorneys and outside consultants to ensure that all of the relevant facts and circumstances are considered before a contingent liability is recorded. The Company records accruals for environmental and other contingencies based on enacted laws, regulatory orders or decrees, the Company’s estimates of costs, insurance proceeds, participation by other parties, the timing of payments, and the input of outside consultants and attorneys.

The estimated liability for environmental contingencies has been discounted using risk-free interest rates ranging from 4% to 5% over periods ranging from ten to thirty years. The estimated current costs, net of legal settlements with insurance carriers, have been adjusted for the estimated impact of inflation at 3% per year. Changes in enacted laws, regulatory orders or decrees, management’s estimates of costs, insurance proceeds, participation by other parties, the timing of payments and the input of outside consultants and attorneys based on changing legal or factual circumstances could have a material impact on the amounts recorded for environmental and other contingent liabilities. Refer to Note 7 of these consolidated financial statements for additional discussion and analysis.

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

Net Income Per Share

The Company follows the provisions of the Emerging Issues Task Force (“EITF”) Issue No. 03-6, Participating Securities and the Two-Class Method under FAS 128, in determining when the two-class method, as defined in SFAS No. 128, Earnings per Share, must be utilized in calculating earnings per share. The Common Stock of the Company has a 25% dividend preference to the Class B Common Stock. The Class B Common Stock, which has ten votes per share as opposed to one vote per share for the Common Stock, is not freely transferable but may be converted at any time on a one-for-one basis into Common Stock at the option of the holder of the Class B Common Stock. EITF Issue No. 03-6 requires the income per share for each class of common stock to be calculated assuming 100% of the Company’s earnings are distributed as dividends to each class of common stock based on their respective dividend rights, even though the Company does not anticipate distributing 100% of its earnings as dividends. The effective result of EITF Issue No. 03-6 is that the earnings per share for the Common Stock will be 25% greater than the earnings per share of the Class B Common Stock.

Basic earnings per share for the Company’s Common Stock and Class B Common Stock is calculated by dividing net income allocated to Common Stock and Class B Common Stock by the weighted average number of shares of Common Stock and Class B Common Stock outstanding, respectively. Diluted earnings per share for the Company’s Common Stock assumes the conversion of all the Company’s Class B Common Stock into Common Stock and the exercise of outstanding stock options under the Company’s stock based employee compensation plans, when dilutive.

For the basic earnings per share calculation, net income available to the Company’s shareholders is allocated among the Company’s two classes of common stock: Common Stock and Class B Common Stock. The allocation among each class was based upon the two-class method. The following table shows how net income is allocated using this method:

	Thirteen Weeks Ended
	November 26, 2005	November 27, 2004
Net income available to shareholders	$11,390	$13,354

Allocation of net income for Basic:
Common Stock	$6,327	$7,197
Class B Common Stock	5,063	6,157

	$11,390	$13,354

The diluted earnings per share calculation assumes the conversion of all the Company’s Class B Common Stock into Common Stock, so no allocation of earnings to Class B Common Stock is required.

The following table illustrates the weighted average number of Common and Class B Common shares outstanding during the thirteen weeks ended November 26, 2005 and November 27, 2004 and is utilized in the calculation of earnings per share:

	Thirteen Weeks Ended
	November 26, 2005	November 27, 2004
Weighted average number of Common shares -- Basic	9,619	9,281
Add: effect of dilutive potential common shares --
employee Common Stock options	89	70
Add: effect assuming conversion of Class B Common shares
into Common Stock	9,620	9,926

Weighted average number of Common shares -- Diluted	19,328	19,277

Weighted average number of Class B Common shares -- Basic	9,620	9,926

Stock options to purchase 65,400 shares of Common Stock were not included in the calculation of diluted earnings per share for the thirteen weeks ended November 26, 2005 because they were anti-dilutive.

Stock Based Compensation

The Company has stock-based employee compensation plans which are described in Note 8 to these consolidated financial statements. Prior to August 28, 2005, the Company accounted for employee stock-based compensation using the intrinsic value-based method as prescribed by APB No. 25, Accounting for Stock Issued to Employees. Accordingly, no compensation expense was recognized because the exercise price of the Company’s stock options was equal to the market price of the underlying stock on the date of grant.

Effective August 28, 2005, the Company adopted SFAS No. 123R, Share-Based Payment, under the modified prospective method as described in SFAS No. 123R. Under this transition method, compensation expense recognized in the thirteen weeks ended November 26, 2005 includes compensation expense for all stock-based payments granted during the quarter and for all stock-based payments granted prior to August 28, 2005, but which were not yet fully vested as of that date, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123. Accordingly, prior period financial statements have not been restated. The total amount of compensation expense recognized in the thirteen weeks ended November 26, 2005 was $0.1 million, which was recorded in the consolidated statement of operations in both operating costs and selling and administrative expenses. The adoption of SFAS No. 123R had no effect on basic or diluted earnings per share, or cash flow for the thirteen weeks ended November 26, 2005.

The net impact of adopting the new accounting guidance for the thirteen weeks ended November 26, 2005 was as follows:

	Upon Adoption of SFAS 123R (as Reported)	As if SFAS 123R Had Not Been Adopted
Income before income taxes	$18,521	$18,643
Net Income	$11,390	$11,466

Income per share - Basic:
Common Stock	$0.66	$0.66
Class B Common Stock	$0.53	$0.53
Income per share - Diluted:
Common Stock	$0.59	$0.59

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair-value recognition provisions required by SFAS No. 123R for the thirteen weeks ended November 27, 2004.

Thirteen Weeks Ended November 27, 2004
Net income	$13,354
Less: pro forma compensation expense, net of tax	(110)

Pro forma net income	$13,244

As reported:
Basic net income per weighted average Common share:	$0.78
Basic net income per weighted average Class B Common share:	$0.62
Diluted net income per weighted average Common share:	$0.69
Pro-forma:
Basic net income per weighted average Common share:	$0.77
Basic net income per weighted average Class B Common share:	$0.62
Diluted net income per weighted average Common share:	$0.69

As prescribed by SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used:

	Thirteen Weeks Ended
	November 26, 2005	November 27, 2004
Risk-free interest rate	4.49%	4.13%
Expected dividend yield	0.77%	0.76%
Expected life in years	7.5	7.5
Expected volatility	38.5%	38.0%

Reclassifications

Certain prior year amounts have been reclassified to conform with current year presentation. These reclassifications did not impact current or historical net income or shareholders’ equity.

Recent Accounting Pronouncements

On October 13, 2004, the FASB issued SFAS No. 123R, Share Based Payments, which requires companies to measure compensation cost for all share-based payments, including employee stock options. SFAS No. 123R was effective as of the first fiscal period beginning after June 15, 2005. In March 2005, the SEC issued SAB No. 107 regarding the SEC’s interpretation of SFAS No. 123R and the valuation of share-based payments for public companies. The Company adopted SFAS No. 123R on August 28, 2005, and the adoption did not have a material impact on the Company’s financial statements. See Note 1 to these consolidated financial statements for further discussion regarding stock based compensation.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs — an amendment of ARB No. 43, Chapter 4. SFAS No. 151 requires that abnormal amounts of idle facility expense, freight, handling costs and wasted materials be recognized as current period charges. Further, SFAS No. 151 requires the allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. Unallocated overheads must be recognized as an expense in the period in which they are incurred. SFAS No. 151 was effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company adopted SFAS No. 151 on August 28, 2005, and the adoption did not have a material impact on the Company’s financial statements.

2. Comprehensive Income

The components of comprehensive income are as follows:

	Thirteen Weeks Ended
	November 26, 2005	November 27, 2004
Net income	$11,390	$13,354
Other comprehensive income:
Foreign currency translation adjustments	852	3,105

Comprehensive income	$12,242	$16,459

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

At the time of acquisition, management initiated a plan to integrate certain Textilease facilities into existing operations. Included in the purchase price allocation was an accrual for exit costs and employee termination benefits. As of November 26, 2005 and August 27, 2005, the accrual balances of $0.6 million and $1.3 million, respectively, are included in accrued liabilities in the accompanying consolidated balance sheets. The Company expects to incur substantially all of the remaining costs by the end of fiscal year 2006.

4. Derivative Instruments and Hedging Activities

The Company had entered into an interest rate swap agreement to manage its exposure to movements in interest rates on its variable rate debt. The Company reflected all changes in the fair value of the swap agreement in earnings in the period of change. The swap agreement, with a notional amount of $40.0 million, matured October 13, 2004. The Company paid a fixed rate of 6.38% and received a variable rate tied to the three month LIBOR rate. The Company recorded, in the interest rate swap income line item of its consolidated statements of income, income of $0.2 million for the thirteen weeks ended November 27, 2004, for the changes in the fair value of the swap. As of November 26, 2005, there were no interest rate swap agreements outstanding.

5. Employee Benefit Plans

Defined Contribution Retirement Savings Plan

The Company has a defined contribution retirement savings plan with a 401(k) feature for all eligible employees not under collective bargaining agreements. The Company matches a portion of the employee’s contribution and can make an additional contribution at its discretion. Contributions charged to expense under the plan for the thirteen weeks ended November 26, 2005 and November 27, 2004 were $2.2 million and $1.9 million, respectively.

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

The Company maintains an unfunded Supplemental Executive Retirement Plan (“SERP”) for certain eligible employees of the Company. The benefits are based on the employee’s compensation upon retirement. The amounts charged to expense related to this plan for the thirteen weeks ended November 26, 2005 and November 27, 2004 were $0.3 million and $0.1 million, respectively.

The Company maintains a non-contributory defined benefit pension plan (“UniFirst Plan”) covering union employees at one of its locations. The benefits are based on years of service and the employee’s compensation. The plan assets primarily consist of fixed income and equity securities. The amounts charged to expense related to this plan for the thirteen weeks ended November 26, 2005 and November 27, 2004 were nominal.

In connection with the acquisition of Textilease in fiscal year 2004, the Company assumed liabilities related to a frozen pension plan covering many former Textilease employees (“Textilease Plan”). The pension benefits are based on years of service and the employee’s compensation. The plan assets primarily consist of fixed income and equity securities. The amount charged to expense related to this plan for the thirteen weeks ended November 26, 2005 and November 27, 2004 were nominal.

6. Asset Retirement Obligations

The Company follows the provisions of SFAS No. 143, which generally applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset. Under this accounting method, the Company recognizes asset retirement obligations in the period in which they are incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.

The Company has recognized as a liability the present value of the estimated future costs to decommission its nuclear laundry facilities in accordance with the provisions of SFAS No. 143. The Company continues to depreciate, on a straight-line basis, the amount added to property and equipment and recognize accretion expense in connection with the discounted liability over the various remaining lives which range from approximately one to thirty years.

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

The change in the Company’s decommissioning liability for the thirteen weeks ended November 26, 2005 is as follows:

Balance as of August 27, 2005	$6,918
Accretion expense	100
Change in estimate of liability	475
Asset retirement costs incurred	(975)

Balance as of November 26, 2005	$6,518

As of November 26, 2005, the $6.5 million asset retirement obligation is included in accrued liabilities in the accompanying consolidated balance sheet.

7. Commitments and Contingencies

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

The Company has accrued certain costs related to the sites described above as it has been determined that the costs are probable and can be reasonably estimated. The Company also has potential exposure related to an additional parcel of land (the “Central Area”) related to the Woburn, Massachusetts site discussed above. Currently, the consent order for the Woburn, Massachusetts site discussed above does not define or require any remediation work in the Central Area. The Company has not accrued for this contingency as the Company believes, at this time, the liability is not probable and the amount of such contingent liability cannot be reasonably estimated.

The Company routinely reviews and evaluates sites that may require remediation and monitoring and determines its estimated costs based on various estimates and assumptions. These estimates are developed using the Company’s internal sources or by third party environmental engineers or other service providers. Internally developed estimates are based on:

•	Management's judgment and experience in remediating and monitoring the Company's sites;

•	Information available from regulatory agencies as to costs of remediation and monitoring;

•	The number, financial resources and relative degree of responsibility of other potentially responsible parties (PRPs) who may be liable for remediation and monitoring of a specific site, and;

•	The typical allocation of costs among PRPs.

There is usually a range of reasonable estimates of the costs associated with each site. The Company’s accruals reflect the amount within the range that constitutes its best estimate. Where it believes that both the amount of a particular liability and the timing of the payments are reliably determinable, the Company adjusts the cost in current dollars using a rate of 3% for inflation until the time of expected payment and discounts the cost to present value using risk-free rates of interest ranging from 4% to 5%.

For environmental liabilities that have been discounted, we include interest accretion, based on the effective interest method, in operating costs on the consolidated statements of income. The changes to the Company’s environmental liabilities for the thirteen weeks ended November 26, 2005 are as follows:

Balance as of August 27, 2005	$9,326
Costs incurred for which reserves have been provided	(214)
Insurance proceeds received	46
Interest accretion	117
Revision in estimates	100

Balance as of November 26, 2005	$9,375

Anticipated payments and insurance proceeds of currently identified environmental remediation liabilities as of November 26, 2005, for the next five fiscal years and thereafter as measured in current dollars, are reflected below.

	Fiscal Year ended August
	2006	2007	2008	2009	2010	Thereafter	Total
Estimated costs - current dollars	$1,750	$1,890	$1,793	$928	$773	$9,005	$16,139
Estimated insurance proceeds	(201)	(247)	(247)	(266)	(247)	(3,819)	(5,027)

Net anticipated costs	$1,549	$1,643	$1,546	$662	$526	$5,186	$11,112

Effect of Inflation							2,971
Effect of Discounting							(4,708)

Balance, November 26, 2005							$9,375

Estimated insurance proceeds are primarily received from an annuity received as part of a legal settlement with an insurance company. Annual proceeds of approximately $0.3 million are deposited into an escrow account which funds remediation and monitoring costs for three sites related to former operations in Williamstown, Vermont. Annual proceeds received but not expended in the current year accumulate in this account and may be used in future years for costs related to this site through the year 2027. As of November 26, 2005, the balance in this escrow account, which is held in a trust and is not recorded on the Company’s consolidated balance sheet, was approximately $1.7 million. Also included in estimated insurance proceeds are amounts the Company is entitled to receive pursuant to legal settlements as reimbursements from three insurance companies for estimated costs at the site in Uvalde, Texas.

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

8. Common Stock Options

The Company adopted an incentive stock option plan (the “Plan”) in November 1996 and reserved 150,000 shares of Common Stock for issue under the Plan. In January of 2002, the Company increased the number of shares of Common Stock reserved for issuance under the Plan to 450,000. Options granted under the Plan, through November 26, 2005, are at a price equal to the fair market value of the Company’s Common Stock on the date of grant. Options granted prior to fiscal 2003 are subject to a proportional four-year vesting schedule and expire eight years from the grant date. Options granted beginning in fiscal 2003 and thereafter are subject to a five-year cliff-vesting schedule under which options become vested or exercisable after five years from date of grant and expire ten years after the grant date. Certain options were granted during fiscal 2005 and 2004 to outside directors of the Company, which were fully vested and expire ten years after the grant date.

The following table summarizes the Common Stock option activity for the thirteen weeks ended November 26, 2005:

	Number of Shares	Weighted Average Exercise Price
Outstanding at August 27, 2005	239,875	$21.83
Granted	65,400	34.83
Exercised	(2,450)	19.46
Forfeited	—	—

Outstanding at November 26, 2005	302,825	$24.66

Exercisable at November 26, 2005	72,825	$16.03

The following table summarizes information relating to currently outstanding and exercisable stock options as of November 26, 2005:

		Outstanding Options		Exercisable Options
Range of Exercise Prices	Number Outstanding	Average Remaining Option Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 10.06 - 15.13	36,175	2.37	$12.51	36,175	$12.51
17.55 - 20.13	78,450	5.84	19.13	29,650	17.55
24.35 - 34.83	188,200	8.98	29.29	7,000	27.83

$ 10.06 - 34.83	302,825	7.58	$24.66	72,825	$16.03

The following table summarizes the status of the Company’s nonvested shares since August 27, 2005:

	Nonvested Options
	Number of Shares	Weighted Average Exercise Price
Nonvested at August 27, 2005	173,375	$24.11

Granted	65,400	34.83
Vested	(8,775)	18.08
Forfeited	—	—

Nonvested at November 26, 2005	230,000	$27.39

9. Segment and Geographic Information

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

The MFG operating segment designs and manufactures uniforms and non-garment items primarily for the purpose of providing these goods to the US and Canadian Rental and Cleaning reporting segment. The amounts reflected as revenues of MFG are generated when goods are shipped from the Company’s manufacturing facilities to other Company locations. These revenues are recorded at a transfer price which is typically in excess of the actual manufacturing cost. The transfer price is determined by management and may not necessarily represent the fair value of the products manufactured. Products are carried in inventory and subsequently placed in service and amortized at this transfer price. On a consolidated basis, intercompany revenues and income are eliminated and the carrying value of inventories and rental merchandise in service is reduced to the manufacturing cost. Income before income taxes from MFG net of the intercompany MFG elimination was approximately $5.9 million and $5.0 million for the thirteen weeks ended November 26, 2005 and November 27, 2004, respectively. This income offsets the merchandise amortization costs incurred by the US and Canadian Rental and Cleaning reporting segment as the merchandise costs of this reporting segment are amortized and recognized based on inventories purchased from MFG at the transfer price which is above the Company’s manufacturing cost.

The Corporate operating segment consists of costs associated with the Company’s distribution center, sales and marketing, information systems, engineering, materials management, manufacturing planning, finance, budgeting, human resources, other general and administrative costs and interest expense. The revenues generated from the Corporate operating segment represent certain direct sales made by the Company directly from its distribution center. The products sold by this operating segment are the same products rented and sold by the US and Canadian Rental and Cleaning reporting segment. In the table below, no assets or capital expenditures are presented for the Corporate operating segment as no assets are allocated to this operating segment in the information reviewed by the chief executive officer. However, depreciation and amortization expense related to certain assets are reflected in income from operations and income before income taxes for the Corporate operating segment. The assets that give rise to this depreciation and amortization are included in the total assets of the US and Canadian Rental and Cleaning reporting segment as this is how they are tracked and reviewed by the Company.

The Specialty Garments operating segment purchases, rents, cleans, delivers and sells, specialty garments and non-garment items primarily for nuclear and clean room applications. The First Aid operating segment sells first aid cabinet services and other safety supplies.

For the thirteen weeks ended November 26, 2005	US and Canadian Rental and Cleaning	MFG	Net Interco MFG Elim	Specialty Garments	First-Aid	Corporate	Total
Revenues	$177,263	$17,390	$(17,390)	$13,413	$7,131	$1,518	$199,325

Income (loss) from operations	$28,088	$6,203	$(283)	$1,124	$(86)	$(14,450)	$20,596

Interest (income) expense, net	$(377)	$(14)	$—	$12	$—	$2,454	$2,075

Income (loss) before income taxes	$28,465	$6,217	$(283)	$1,112	$(86)	$(16,904)	$18,521

For the thirteen weeks ended November 27, 2004	US and Canadian Rental and Cleaning	MFG	Net Interco MFG Elim	Specialty Garments	First-Aid	Corporate	Total
Revenues	$162,660	$13,769	$(13,769)	$16,798	$6,813	$1,983	$188,434

Income (loss) from operations	$26,671	$5,623	$(598)	$4,176	$550	$(13,285)	$23,137

Interest (income) expense, net	$(318)	$—	$—	$20	$—	$1,897	$1,599

Income (loss) before income taxes	$26,989	$5,623	$(598)	$4,156	$550	$(15,182)	$21,538

The Company’s long-lived assets as of November 26, 2005 and August 27, 2005, revenues for the periods ended November 26, 2005 and November 27, 2004, and income before income taxes for the periods ended November 26, 2005 and November 27, 2004 were attributed to the following countries:

	November 26, 2005	November 27, 2004
Long-lived assets as of:
United States	$524,617	$522,530
Europe, Canada, and Mexico (1)	34,318	31,270

Total	$558,935	$553,800

	November 26, 2005	November 27, 2004
Revenues for the thirteen weeks ended:
United States	$184,225	$173,469
Europe, Canada, and Mexico (1)	15,100	14,965

Total	$199,325	$188,434

	November 26, 2005	November 27, 2004
Income before income taxes for the thirteen weeks ended:
United States	$15,862	$19,292
Europe, Canada, and Mexico (1)	2,659	2,246

Total	$18,521	$21,538

(1)       No country accounts for greater than 10% of total long-lived assets, revenues or income before income taxes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

UniFirst is one of the largest providers of workplace uniforms and protective clothing in the United States. The Company designs, manufactures, personalizes, rents, cleans, delivers, and sells a wide range of uniforms and protective clothing, including shirts, pants, jackets, coveralls, jumpsuits, lab coats, smocks and aprons, and also rents industrial wiping products, floor mats and other non-garment items, and provides first aid cabinet services and other safety supplies, to a variety of manufacturers, retailers and service companies. The Company serves businesses of all sizes in numerous industry categories. Typical customers include automobile service centers and dealers, delivery services, food and general merchandise retailers, food processors and service operations, light manufacturers, maintenance facilities, restaurants, service companies, soft and durable goods wholesalers, transportation companies, and others who require employee clothing for image, identification, protection or utility purposes. At certain specialized facilities, the Company also decontaminates and cleans work clothes that may have been exposed to radioactive materials and services special cleanroom protective wear. Typical customers for these specialized services include government agencies, research and development laboratories, high technology companies and utilities operating nuclear reactors. As discussed and described in Note 9 to the consolidated financial statements, the Company has five reporting segments, US and Canadian Rental and Cleaning, Manufacturing (MFG), Corporate, Specialty Garments and First Aid. The laundry locations of the US and Canadian Rental and Cleaning reporting segment are referred to by the Company as “industrial laundries” or “industrial laundry locations”.

Critical Accounting Policies and Estimates

The Company believes the following critical accounting policies reflect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates. There have been no changes in judgments or the method of determining estimates that had a material effect on our consolidated financial statements for the periods presented.

Foreign Currency Translation

The functional currency of UniFirst’s foreign operations is the local country’s currency. Transaction gains and losses, including gains and losses on intercompany transactions, are included in selling and administrative expenses, in the accompanying consolidated statements of income. Assets and liabilities of operations outside the United States are translated into U.S. dollars using period-end exchange rates. Revenues and expenses are translated at the average exchange rates in effect during each month of the fiscal period. The effects of foreign currency translation adjustments are included in shareholders’ equity as a component of accumulated other comprehensive income in the accompanying consolidated balance sheets.

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

Rental merchandise in service is amortized on a straight-line basis over the estimated service lives of the merchandise, which range from 6 to 36 months. In establishing estimated lives for merchandise in service, management considers historical experience and the intended use of the merchandise. Material differences may result in the amount and timing of operating profit for any period if management makes significant changes to these estimates.

Goodwill, Intangibles and Other Long-Lived Assets

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized. SFAS No. 142 requires that companies test goodwill for impairment on an annual basis. In addition, SFAS 142 also requires that companies test goodwill if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit to which goodwill is assigned below its carrying amount. The Company’s evaluation considers changes in the operating environment, competitive information, market trends, operating performance and cash flow modeling. Management completes its annual impairment test in the fourth quarter of each fiscal year and there have been no impairments of goodwill or indefinite-lived intangible assets in the thirteen weeks ended November 26, 2005 or the year ended August 27, 2005. Future events could cause management to conclude that impairment indicators exist and that goodwill or other intangibles associated with previously acquired businesses are impaired. Any resulting impairment loss could have a material impact on our financial condition and results of operations.

Property and equipment and definite-lived intangible assets are depreciated or amortized over their useful lives. Useful lives are based on management estimates of the period that the assets will generate revenue. Long-lived assets are evaluated for impairment whenever events or circumstances indicate an asset may be impaired. There have been no material impairments of property and equipment, or definite-lived intangible assets in the thirteen weeks ended November 26, 2005 or the year ended August 27, 2005.

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

Asset Retirement Obligations

The Company follows the provisions of SFAS No. 143, Accounting for Asset Retirement Obligations, which generally applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset. Under this accounting method, the Company recognizes asset retirement obligations in the period in which they are incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Company continues to depreciate, on a straight-line basis, the amount added to property and equipment and recognize accretion expense in connection with the discounted liability over the various remaining lives which range from approximately one to thirty years.

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

Results of Operations

The amounts of revenues and certain expense items, as a percentage of revenue, for the thirteen weeks ended November 26, 2005 and November 27, 2004, and the percentage changes in revenues and certain expense items as a percentage of total revenues between these periods are presented in the following table. Operating costs include merchandise costs related to the amortization of rental merchandise in service and direct sales as well as labor and other production, service and delivery costs associated with operating the Company’s industrial laundries, Specialty Garments facilities, First-Aid locations and the Company’s distribution center. Selling and administrative costs include costs related to the Company’s sales and marketing functions as well as general and administrative costs associated with the Company’s corporate offices and operating locations including information systems, engineering, materials management, manufacturing planning, finance, budgeting, and human resources.

	Thirteen Weeks Ended
	November 26, 2005	November 27, 2004	% Change
Revenues	100.0%	100.0%	5.8%
Costs and expenses:
Operating costs (1)	63.1%	61.3%	8.9%
Selling and administrative expenses (1)	21.1%	20.8%	7.4%
Depreciation and amortization	5.5%	5.7%	2.5%

	89.7%	87.8%	8.1%
Income from operations	10.3%	12.2%	-11.0%
Interest expense, net	1.0%	0.8%	29.8%

Income before income taxes	9.3%	11.4%	-14.0%
Provision for income taxes	3.6%	4.3%	-12.9%

Net income	5.7%	7.1%	-14.7%

(1)       Exclusive of depreciation and amortization

Thirteen Weeks Ended November 26, 2005 Compared with Thirteen Weeks Ended November 27, 2004

Revenues.     For the thirteen weeks ended November 26, 2005, revenues increased 5.8% to $199.3 million as compared with $188.4 million for the thirteen weeks ended November 27, 2004. The increase is primarily due to organic growth within the industrial laundry operations and Corporate, which accounted for 5.8% of the revenue increase. First Aid accounted for an incremental increase of 0.2% and acquisition-related revenues accounted for an additional 1.7% increase. These increases were offset by a decline in Specialty Garments revenues which accounted for a reduction in revenue of approximately 1.9%. This decrease in Specialty Garments revenues relates primarily to the conclusion of a significant contract in fiscal 2005.

Operating costs. Operating costs increased to $125.7 million, or 63.1% of revenues, for the thirteen weeks ended November 26, 2005 as compared to $115.5 million, or 61.3% of revenues, for the thirteen weeks ended November 27, 2004. This increase in costs as a percentage of revenue is primarily attributable to higher energy costs associated with operating our industrial laundries and our fleet of delivery vehicles. In addition, overall operating costs from Specialty Garments increased as a percentage of revenues due to the large decrease in revenues.

Selling and administrative expense. The Company’s selling and administrative expenses increased to $42.1 million, or 21.1% of revenues, for the thirteen weeks ended November 26, 2005 from $39.2 million, or 20.8% of revenues, for the thirteen weeks ended November 27, 2004. The increase in selling and administrative expenses as a percentage of revenues is primarily due to an increase in the sales force within US and Canadian Rental and Cleaning. The growth within the sales force is the result of the Company’s continued effort to foster revenue growth.

Depreciation and amortization. The Company’s depreciation and amortization expense increased to $10.9 million, or 5.5% of revenue, for the thirteen weeks ended November 26, 2005 from $10.7 million, or 5.7% of revenues, for the thirteen weeks ended November 27, 2004. The increase in depreciation and amortization expense is due to normal capital expenditures and acquisitions activity.

Income from Operations. The Company’s income from operations decreased from $23.1 million for the thirteen weeks ended November 27, 2004 to $20.6 million for the thirteen weeks ended November 26, 2005, or $2.5 million. This decrease is attributable to a decrease in income from operations in Specialty Garments and First Aid of $3.1 million and $0.6 million, respectively, and an increase in the loss from operations in Corporate of $1.2 million, offset by increases in income from operations of $1.4 million in US and Canadian Rental and Cleaning, and $0.9 million in MFG. The increased income from operations in US and Canadian Rental and Cleaning is primarily due to organic and acquisition-related revenue growth, offset by higher energy-related costs. The decreased income from operations in Specialty Garments is due to a 21.0% decrease in revenue from the thirteen weeks ended November 27, 2004 to the thirteen weeks ended November 26, 2005. As discussed above, this decrease is primarily attributable to the conclusion of a significant contract in fiscal 2005. In addition, Specialty Garments incurred expenses of approximately $0.5 million during the thirteen weeks ended November 26, 2005 related to the completion of the decommissioning of two of its facilities. The decrease in income from operations in First Aid is due to increased selling costs as well as costs associated with this segment’s new pill packaging facility. The increase in loss from operations from Corporate is primarily due to increased payroll costs related to the Company’s distribution center and corporate offices.

Other expense (income). Other expense (income), which includes interest expense, interest income and interest rate swap income, was $2.1 million for the thirteen weeks ended November 26, 2005, or 1.0% of revenues, as compared with $1.6 million for the thirteen weeks ended November 27, 2004, or 0.8% of revenues. This increase is due to an increase in net interest expense of $0.3 million, which was attributable to an increase in interest rates compared with the thirteen weeks ended November 27, 2004, and its effect on the Company’s variable interest debt. The average debt outstanding in the thirteen weeks ended November 26, 2005 was $174.0 million as compared to $175.7 million during the thirteen weeks ended November 27, 2004. The remainder of the increase is due to $0.2 million of income that was booked in the thirteen weeks ended November 27, 2004 related to changes in the fair value of a $40.0 million interest rate swap that matured in fiscal 2005.

Provision for income taxes. The Company’s effective income tax rate was 38.5% for the thirteen weeks ended November 26, 2005, as compared to 38.0% for the thirteen weeks ended November 27, 2004.

Liquidity and Capital Resources

General.     For the thirteen weeks ended November 26, 2005, the Company had a net decrease in cash and cash equivalents of $1.5 million. As of November 26, 2005, the Company had cash and cash equivalents of $3.2 million and working capital of $78.8 million. The Company believes that current cash and cash equivalent balances, cash generated from operations and amounts available under the Company’s Amended Credit Agreement (defined below) will be sufficient to meet the Company’s anticipated working capital and capital expenditure requirements for at least the next 12 months.

Sources and uses of cash. During the thirteen weeks ended November 26, 2005, the Company generated cash from operating activities of $19.9 million, resulting primarily from net income of $11.4 million, amounts charged for depreciation and amortization of $10.9 million, a net decrease in inventories of $0.3 million, an increase in accounts payable and accrued liabilities of $2.7 million, an increase in accrued income taxes of $6.9 million, offset by an increase in accounts receivable of $6.9 million, an increase in rental merchandise in service of $3.5 million, and an increase in prepaid expenses of $2.3 million. The Company used its cash to, among other things, fund $11.2 million in capital expenditures and fund the acquisitions of businesses of approximately $0.7 million. The Company’s long-term debt decreased by approximately $5.3 million as a result of $10.4 million of borrowings offset by $15.7 million of payments during the thirteen weeks ended November 26, 2005.

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

On June 14, 2004, the Company issued $165.0 million of fixed and floating rate notes pursuant to a Note Purchase Agreement (“Note Agreement”). Under the Note Agreement, the Company issued $75.0 million of notes with a seven year term bearing interest at approximately 5.3% (“Fixed Rate Notes”). The Company also issued $90.0 million of floating rate notes due in ten years (“Floating Rate Notes”). Of the Floating Rate Notes, $75.0 million bear interest at LIBOR plus 70 basis points and may be repaid at face value two years from the date they were issued. The remaining $15.0 million of Floating Rate Notes were prepaid in September 2005.

The Company also amended its Credit Agreement (“Amended Credit Agreement”) to, among other things, reduce the amount available for borrowing thereunder to $125.0 million and to reduce interest rates payable on such borrowings. As amended, loans under the Amended Credit Agreement, which matures September 2, 2007, bear interest at floating rates which vary based on the Company’s funded debt ratio. The proceeds from the Fixed Rate Notes and the Floating Rate Notes were used to repay borrowings under the Amended Credit Agreement. At November 26, 2005, the interest rate applicable to the Company’s borrowings under the Amended Credit Agreement was LIBOR plus 87.5 basis points, which approximated 5.1%. As of November 26, 2005, the Company had outstanding borrowings of $19.3 million, letters of credit of $29.3 million and $76.4 million available for borrowing. Availability of credit requires compliance with financial and other covenants. Under the most restrictive of these provisions, the Company was required to maintain minimum consolidated tangible net worth as of November 26, 2005 of $144.1 million. As of November 26, 2005, the Company’s consolidated tangible net worth was $181.1 million and the Company was in compliance with all covenants under the Note Agreement and the Amended Credit Agreement.

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

The Company has accrued certain costs related to the sites described above as it has been determined that the costs are probable and can be reasonably estimated. The Company also has potential exposure related to an additional parcel of land (the “Central Area”) related to the Woburn, Massachusetts site discussed above. Currently, the consent order for the Woburn, Massachusetts site discussed above does not define or require any remediation work in the Central Area. The Company has not accrued for this contingency as the Company believes, at this time, the liability is not probable and the amount of such contingent liability cannot be reasonably estimated.

The Company routinely reviews and evaluates sites that may require remediation and monitoring and determines its estimated costs based on various estimates and assumptions. These estimates are developed using the Company’s internal sources or by third party environmental engineers or other service providers. Internally developed estimates are based on:

•	Management's judgment and experience in remediating and monitoring the Company's sites;

•	Information available from regulatory agencies as to costs of remediation and monitoring;

•	The number, financial resources and relative degree of responsibility of other potentially responsible parties (PRPs) who may be liable for remediation and monitoring of a specific site, and;

•	The typical allocation of costs among PRPs.

There is usually a range of reasonable estimates of the costs associated with each site. The Company’s accruals reflect the amount within the range that constitutes its best estimate. Where it believes that both the amount of a particular liability and the timing of the payments are reliably determinable, the Company adjusts the cost in current dollars using a rate of 3% for inflation until the time of expected payment and discounts the cost to present value using risk-free rates of interest ranging from 4% to 5%.

For environmental liabilities that have been discounted, the Company includes interest accretion, based on the effective interest method, in operating costs on the consolidated statements of income. The changes to the Company’s environmental liabilities for the thirteen weeks ended November 26, 2005 are as follows (in thousands):

Balance as of August 27, 2005	$9,326
Costs incurred for which reserves have been provided	(214)
Insurance proceeds received	46
Interest accretion	117
Revision in estimates	100

Balance as of November 26, 2005	$9,375

Anticipated payments and insurance proceeds of currently identified environmental remediation liabilities as of November 26, 2005, for the next five fiscal years and thereafter as measured in current dollars, are reflected below.

	Fiscal Year ended August
(In thousands)	2006	2007	2008	2009	2010	Thereafter	Total
Estimated costs - current dollars	$1,750	$1,890	$1,793	$928	$773	$9,005	$16,139
Estimated insurance proceeds	(201)	(247)	(247)	(266)	(247)	(3,819)	(5,027)

Net anticipated costs	$1,549	$1,643	$1,546	$662	$526	$5,186	$11,112

Effect of Inflation							2,971
Effect of Discounting							(4,708)

Balance, November 26, 2005							$9,375

Estimated insurance proceeds are primarily received from an annuity received as part of a legal settlement with an insurance company. Annual proceeds of approximately $0.3 million are deposited into an escrow account which funds remediation and monitoring costs for three sites related to former operations in Williamstown, Vermont. Annual proceeds received but not expended in the current year accumulate in this account and may be used in future years for costs related to this site through the year 2027. As of November 26, 2005 the balance in this escrow account, which is held in a trust and is not recorded on the Company’s consolidated balance sheet, was approximately $1.7 million. Also included in estimated insurance proceeds are amounts the Company is entitled to receive pursuant to legal settlements as reimbursements from three insurance companies for estimated costs at the site in Uvalde, Texas.

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

Other

On September 2, 2003, the Company completed its acquisition of 100% of Textilease Corporation (“Textilease”). The purchase price of approximately $175.6 million in cash was financed as part of a new $285.0 million unsecured revolving credit agreement (“Credit Agreement”), with a syndicate of banks. Textilease, headquartered in Beltsville, Maryland, had fiscal year 2002 revenues of approximately $95.0 million. It serviced over 25,000 uniform and textile products customers from 12 locations in six southeastern states, and also serviced a wide range of large and small first-aid service customers from additional specialized facilities.

At the time of acquisition, management initiated a plan to integrate certain Textilease facilities into existing operations. Included in the purchase price allocation was an accrual for exit costs and employee termination benefits. As of November 26, 2005 and August 27, 2005, the accrual balances of $0.6 million and $1.3 million, respectively, are included in accrued liabilities in the accompanying consolidated balance sheets. The Company expects to incur substantially all of the remaining costs by the end of fiscal year 2006.

Recent Accounting Pronouncements

On October 13, 2004, the FASB issued SFAS No. 123R, Share Based Payments, which requires companies to measure compensation cost for all share-based payments, including employee stock options. SFAS No. 123R was effective as of the first fiscal period beginning after June 15, 2005. In March 2005, the SEC issued SAB No. 107 regarding the SEC’s interpretation of SFAS No. 123R and the valuation of share-based payments for public companies. The Company adopted SFAS No. 123R on August 28, 2005, and the adoption did not have a material impact on the Company’s financial statements. See Note 1 to these consolidated financial statements for further discussion regarding stock based compensation.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs — an amendment of ARB No. 43, Chapter 4. SFAS No. 151 requires that abnormal amounts of idle facility expense, freight, handling costs and wasted materials be recognized as current period charges. Further, SFAS No. 151 requires the allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. Unallocated overheads must be recognized as an expense in the period in which they are incurred. SFAS No. 151 was effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company adopted SFAS No. 151 on August 28, 2005, and the adoption did not have a material impact on the Company’s financial statements.

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

Effects of Inflation

In general, management believes that the Company’s results of operations are not dependent on moderate changes in the inflation rate. Historically, the Company has been able to manage the impacts of more significant changes in inflation rates through its customer relationships, customer agreements that generally provide for price increases consistent with the rate of inflation, and continued focus on improvements of operational productivity.

Significant increases in energy costs, specifically natural gas and gasoline, can materially affect our results of operations and financial condition. Currently, energy costs represent approximately 4% of our total revenue.

SAFE HARBOR FOR FORWARD LOOKING STATEMENTS

Forward looking statements contained in this report are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995 and are highly dependent upon a variety of important factors that could cause actual results to differ materially from those reflected in such forward looking statements. Such factors include uncertainties regarding the Company’s ability to consummate and successfully integrate acquired businesses, uncertainties regarding any existing or newly-discovered expenses and liabilities related to environmental compliance and remediation, the Company’s ability to compete successfully without any significant degradation in its margin rates, seasonal fluctuations in business levels, uncertainties regarding the price levels of natural gas, electricity, fuel, and labor, the impact of negative economic conditions on the Company’s customers and such customer’s workforce, the extent of costs necessitated by, and declines in revenues from customers aversely affected by, the recent hurricanes in Florida and the Gulf Coast, the continuing increase in domestic healthcare costs, demand and prices for the Company’s products and services, the impact of interest rate variability upon the Company’s interest rate swap arrangements, additional professional and internal costs necessary for compliance with recent and proposed future changes in Securities and Exchange Commission (including the Sarbanes-Oxley Act of 2002), New York Stock Exchange, and accounting rules, strikes and unemployment levels, the Company’s efforts to evaluate and potentially reduce internal costs, economic and other developments associated with the war on terrorism and its impact on the economy and general economic conditions. When used in this report, the words “intend”, “anticipate”, “believe”, “estimate”, and “expect” and similar expressions as they relate to the Company are included to identify such forward looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

Management has determined that all of the Company’s foreign subsidiaries operate primarily in local currencies that represent the functional currencies of the subsidiaries. All assets and liabilities of foreign subsidiaries are translated into U.S. dollars using the exchange rate prevailing at the balance sheet date. The effect of exchange rate fluctuations on the translation of assets and liabilities are recorded as a component of stockholders’ equity. Income and expense accounts are translated at average exchange rates during the year. As such, the Company’s financial condition and operating results are affected by fluctuations in the value of the U.S. dollar as compared to currencies in foreign countries. Revenue denominated in currencies other than the U.S. dollar represented approximately 8% of total consolidated revenues for the thirteen weeks ended November 26, 2005 and total assets denominated in currencies other than the U.S. dollar represented approximately 7% of total consolidated assets at November 26, 2005. If exchange rates had changed by 10% from the actual rates in effect during the thirteen weeks ended and as of November 26, 2005, the Company’s revenues and assets for the thirteen weeks ended and as of November 26, 2005 would have changed by approximately $1.5 million and $5.6 million, respectively.

The Company does not operate a hedging program to mitigate the effect of a significant rapid change in the value of the Canadian Dollar, Euro, British Pound, or Mexican Peso as compared to the U.S. dollar. Any gains or losses resulting from foreign currency transactions, including exchange rate fluctuations on intercompany accounts, are reported as transaction gains (losses) in selling and administrative expenses. The intercompany payables and receivables are denominated in Canadian Dollars, Euros, British Pounds and Mexican Pesos. During the thirteen weeks ended November 26, 2005 transaction gains (losses) included in selling and administrative expenses were not material. If the exchange rates had changed by 10% during the thirteen weeks ended November 26, 2005, the Company would have recognized an exchange gain or loss in other income (expense) of approximately $0.1 million.

Interest Rate Sensitivity

The Company is exposed to market risk from changes in interest rates which may adversely affect its financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, the Company manages exposures through its regular operating and financing activities. The Company is exposed to interest rate risk primarily through its borrowings under its $125.0 million Amended Credit Agreement with a syndicate of banks and its $90.0 million of Floating Rate Notes with a group of insurance companies. Under both agreements, the Company borrows funds at variable interest rates based on the Eurodollar rate or LIBOR rates. If the LIBOR and Eurodollar rates fluctuated by 10% from the actual rates in effect during the thirteen weeks ended November 26, 2005, interest expense would have fluctuated by approximately $0.1 million from the interest expense recognized for the thirteen weeks ended November 26, 2005.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that material information relating to the Company required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. In designing and evaluating the disclosure controls and procedures, the Company’s management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures. The Company continues to review its disclosure controls and procedures, and its internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the Company’s systems evolve with its business.

Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal control over financial reporting during the first quarter of fiscal year 2006 that have materially affected, or that are reasonably likely to materially affect, its internal control over financial reporting.

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

January 5, 2006	UniFirst Corporation By: /s/ Ronald D. Croatti Ronald D. Croatti President and Chief Executive Officer
January 5, 2006	UniFirst Corporation By: /s/ John B. Bartlett John B. Bartlett Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

DESCRIPTION

*	31.1 Rule 13a-14(a)/15d-14(a) certification of Ronald D. Croatti

*	31.2 Rule 13a-14(a)/15d-14(a) certification of John B. Bartlett

**	32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

**	32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

*	Filed herewith

**	Furnished herewith