Form 10-Q
period 2006-02-25
UNIFIRST CORP
filed 2006-04-06
CIK 717954

     UNITED STATES

     SECURITIES AND EXCHANGE COMMISSION

     WASHINGTON, D.C. 20549

     FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 25, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number: 1-8504

UNIFIRST CORPORATION

(Exact name of registrant as specified in its charter)

Massachusetts	04-2103460
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

68 Jonspin Road, Wilmington, MA	01887
(Address of principal executive offices)	(Zip Code)

(978) 658-8888

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒       No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐       No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The number of outstanding shares of UniFirst Corporation Common Stock and Class B Common Stock at March 31, 2006 were 9,798,309 and 9,443,714, respectively.

UniFirst Corporation

Quarterly Report on Form 10-Q

For the Quarter ended February 25, 2006

Part I – FINANCIAL INFORMATION

Item 1 - Financial Statements

Consolidated Balance Sheets as of February 25, 2006 and August 27, 2005

Consolidated Statements of Income for the Twenty-Six and Thirteen Weeks ended February 25, 2006 and February 26, 2005

Consolidated Statements of Cash Flows for the Twenty-Six Weeks ended February 25, 2006 and February 26, 2005

Notes to Consolidated Financial Statements

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Item 4 - Controls and Procedures

Part II – OTHER INFORMATION

Item 1 – Legal Proceedings

Item 2 – Unregistered Sales of Equity Securities

Item 3 – Defaults Upon Senior Securities

Item 4 – Submission of Matters to a Vote of Security Holders

Item 5 – Other Information

Item 6 - Exhibits

Signatures

Certifications
Ex-31.1 Section 302 Certification of CEO
Ex-31.2 Section 302 Certification of CFO
Ex-32.1 Section 906 Certification of CEO
Ex-32.2 Section 906 Certification of CFO

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UniFirst Corporation and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	February 25,	August 27,
(In thousands, except share data)	2006	2005 (a)
Assets
Cash and cash equivalents	$4,358	$4,704
Receivables, less reserves of $3,796 and $3,179, respectively	86,415	78,497
Inventories	30,731	31,021
Rental merchandise in service	76,796	69,808
Prepaid and deferred income taxes	10,652	8,983
Prepaid expenses	2,732	1,492

Total current assets	211,684	194,505

Property and equipment:
Land, buildings and leasehold improvements	265,182	260,515
Machinery and equipment	277,500	268,272
Motor vehicles	81,639	76,147

	624,321	604,934
Less — accumulated depreciation	314,678	299,983
	309,643	304,951

Goodwill	195,969	187,793
Customer contracts, net	51,584	50,572
Other intangible assets, net	6,149	5,909
Other assets	4,732	4,575

	$779,761	$748,305
Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of long-term obligations	$612	$1,084
Accounts payable	36,673	36,720
Accrued liabilities	76,103	76,141
Accrued income taxes	—	3,992

Total current liabilities	113,388	117,937

Long-term obligations, net of current maturities	192,690	175,587
Deferred income taxes	42,610	42,439
Commitments and contingencies (Note 7)
Shareholders’ equity:
Preferred stock, $1.00 par value; 2,000,000 shares authorized; no shares outstanding	—	—
Common stock, $0.10 par value; 30,000,000 shares authorized; shares outstanding 9,784,713 and 9,600,838, respectively	978	960
Class B common stock, $0.10 par value; 20,000,000 shares authorized; shares outstanding 9,456,110 and 9,637,110, respectively	946	964
Capital surplus	14,161	13,462
Retained earnings	411,326	394,910
Accumulated other comprehensive income	3,662	2,046

Total shareholders’ equity	431,073	412,342

	$779,761	$748,305

(a)	Derived from audited financial statements

The accompanying notes are an integral part of these

consolidated financial statements.

UniFirst Corporation and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Twenty-Six Weeks Ended		Thirteen Weeks Ended

	February 25,	February 26,	February 25,	February 26,
(In thousands, except share and per share data)	2006	2005	2006	2005

Revenues	$401,493	$379,118	$202,168	$190,684

Costs and expenses:
Operating costs (1)	258,498	238,195	132,767	122,730
Selling and administrative expenses (1)	87,225	78,361	45,159	39,192
Depreciation and amortization	22,210	21,730	11,278	11,067
	367,933	338,286	189,204	172,989

Income from operations	33,560	40,832	12,964	17,695

Other expense (income):
Interest expense	4,995	4,255	2,664	2,064
Interest income	(731)	(970)	(475)	(601)
Interest rate swap income	—	(223)	—	—
	4,264	3,062	2,189	1,463

Income before income taxes	29,296	37,770	10,775	16,232
Provision for income taxes	11,579	14,353	4,448	6,169

Net income	$17,717	$23,417	$6,327	$10,063

Income per share – Basic:
Common Stock	$1.02	$1.36	$0.36	$0.58
Class B Common Stock	$0.82	$1.09	$0.29	$0.47

Income per share – Diluted:
Common Stock	$0.92	$1.21	$0.33	$0.52

Weighted average number of shares outstanding – Basic:
Common Stock	9,683	9,369	9,747	9,456
Class B Common Stock	9,557	9,843	9,494	9,759
	19,240	19,212	19,241	19,215

Weighted average number of shares outstanding – Diluted:
Common Stock	19,321	19,296	19,316	19,315

Dividends per share:
Common Stock	$0.0750	$0.0750	$0.0375	$0.0375
Class B Common Stock	$0.0600	$0.0600	$0.0300	$0.0300

(1)	Exclusive of depreciation and amortization

The accompanying notes are an integral part of these

consolidated financial statements.

UniFirst Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Twenty-Six Weeks Ended

	February 25,	February 26,
(In thousands)	2006	2005
Cash flows from operating activities:
Net income	$17,717	$23,417
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	19,233	18,850
Stock-based compensation	363	—
Amortization of intangible assets	2,977	2,880
Amortization of deferred financing costs	347	347
Accretion on asset retirement obligations	201	192
Interest rate swap income	—	(223)
Changes in assets and liabilities, net of acquisitions:
Receivables	(7,392)	(9,259)
Inventories	290	4,465
Rental merchandise in service	(5,949)	(4,596)
Prepaid expenses	(1,240)	(1,731)
Accounts payable	(47)	3,016
Accrued liabilities	(239)	831
Accrued and deferred income taxes	(5,209)	(439)
Net cash provided by operating activities	21,052	37,750

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(15,493)	(10,402)
Capital expenditures	(23,370)	(29,094)
Other	464	167
Net cash used in investing activities	(38,399)	(39,329)

Cash flows from financing activities:
Proceeds from long-term obligations	32,550	9,002
Payments on long-term obligations	(15,919)	(7,205)
Proceeds from exercise of common stock options	55	202
Payment of cash dividends	(1,301)	(1,295)
Net cash provided by financing activities	15,385	704

Effect of exchange rate changes	1,616	2,037

Net (decrease) increase in cash and cash equivalents	(346)	1,162
Cash and cash equivalents at beginning of period	4,704	4,436

Cash and cash equivalents at end of period	$4,358	$5,598

The accompanying notes are an integral part of these

consolidated financial statements.

UniFirst Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Amounts in thousands, except per share and common stock options data)

1. Summary of Significant Accounting Policies

Business Description

UniFirst Corporation (the “Company”) is one of the largest providers of workplace uniforms and protective clothing in the United States. The Company designs, manufactures, personalizes, rents, cleans, delivers, and sells a wide range of uniforms and protective clothing, including shirts, pants, jackets, coveralls, jumpsuits, lab coats, smocks and aprons, and also rents industrial wiping products, floor mats, facility service products, other non-garment items, and provides first aid cabinet services and other safety supplies, to a variety of manufacturers, retailers and service companies. The Company serves businesses of all sizes in numerous industry categories. Typical customers include automobile service centers and dealers, delivery services, food and general merchandise retailers, food processors and service operations, light manufacturers, maintenance facilities, restaurants, service companies, soft and durable goods wholesalers, transportation companies, and others who require employee clothing for image, identification, protection or utility purposes. At certain specialized facilities, the Company also decontaminates and cleans work clothes that may have been exposed to radioactive materials and services special cleanroom protective wear. Typical customers for these specialized services include government agencies, research and development laboratories, high technology companies and utilities operating nuclear reactors. As discussed and described in Note 10 to the consolidated financial statements, the Company has five reporting segments, US and Canadian Rental and Cleaning, Manufacturing (“MFG”), Specialty Garments Rental and Cleaning (“Specialty Garments”), First Aid and Corporate. The operations of the US and Canadian Rental and Cleaning reporting segment are referred to by the Company as its “industrial laundry operations” and the locations related to this reporting segment are referred to as “industrial laundries”. The Company refers to the US and Canadian Rental and Cleaning, MFG, and Corporate segments combined as its “core laundry operations”.

Interim Financial Information

These consolidated financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the information furnished reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes, thereto, included in the Company’s annual report on Form 10-K for the fiscal year ended August 27, 2005. Results for an interim period are not indicative of any future interim periods or for an entire fiscal year.

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

The Company reported in selling and administrative expenses, net, foreign currency transaction gains totaling $0.1 million for both the twenty-six weeks ended February 25, 2006 and February 26, 2005 and $0.0 million for the thirteen weeks ended February 25, 2006 and February 26, 2005.

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

Revenue Recognition and Allowance for Doubtful Accounts

The Company recognizes revenue from rental operations in the period in which the services are provided. Direct sale revenue is recognized in the period in which the product is shipped. Management’s judgment and estimates are used in determining the collectability of accounts receivable and evaluating the adequacy of the allowance for doubtful accounts. The Company considers specific accounts receivable and historical bad debt experience, customer credit worthiness, current economic trends and the age of outstanding balances as part of its evaluation. Changes in estimates are reflected in the period in which they become known. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Material changes in the Company’s estimates may result in significant differences in the amount and timing of bad debt expense recognition for any given period.

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

Expenditures for maintenance and repairs are expensed as incurred. Expenditures for renewals and betterments are capitalized. The Company recorded as depreciation expense $19.2 million and $18.9 million for the twenty-six weeks ended February 25, 2006 and February 26, 2005, respectively, and $9.7 million and $9.6 million for the thirteen weeks ended February 25, 2006 and February 26, 2005, respectively.

In accordance with Statements of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets, including property and equipment, are evaluated for impairment whenever events and circumstances indicate an asset may be impaired. There have been no material impairments of property and equipment in the twenty-six weeks ended February 25, 2006 or the year ended August 27, 2005.

Goodwill and Other Intangible Assets

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized. SFAS No. 142 requires that companies test goodwill for impairment on an annual basis. In addition, SFAS No. 142 also requires that companies test goodwill if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit to which goodwill is assigned below its carrying amount. The Company’s evaluation considers changes in the operating environment, competitive information, market trends, operating performance and cash flow modeling. Management completes its annual impairment test in the fourth quarter of each fiscal year and there have been no impairments of goodwill or indefinite-lived intangible assets in the twenty-six weeks ended February 25, 2006 or the year ended August 27, 2005. Future events could cause management to conclude that impairment indicators exist and that goodwill or other intangibles associated with previously acquired businesses are impaired. Any resulting impairment loss could have a material impact on the Company’s financial condition and results of operations.

Definite-lived intangible assets are amortized over useful lives, which are based on management estimates of the period that the assets will generate revenue. Definite-lived intangible assets are also evaluated for impairment in accordance with SFAS No. 144. There have been no impairments of definite-lived intangible assets in the twenty-six weeks ended February 25, 2006 or the year ended August 27, 2005.

The Company recorded amortization expense of $3.0 million and $2.9 million for the twenty-six weeks ended February 25, 2006 and February 26, 2005, respectively, and $1.5 million for both the thirteen weeks ended February 25, 2006 and February 26, 2005.

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

Pensions

The calculation of pension expense and the corresponding liability requires the use of a number of critical assumptions, including the expected long-term rate of return on plan assets and the assumed discount rate. Changes in these assumptions can result in different expense and liability amounts, and future actual experience can differ from these assumptions. Pension expense increases as the expected rate of return on pension plan assets decreases. Future changes in plan asset returns, assumed discount rates and various other factors related to the participants in our pension plans will impact the Company’s future pension expense and liabilities. The Company cannot predict with certainty what these factors will be in the future.

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

The Company’s effective income tax rate was 39.5% and 41.3% for the twenty-six and thirteen week periods ended February 25, 2006, respectively, as compared to 38.0% for the twenty-six and thirteen week periods ended February 26, 2005. The increase in the effective income tax rate is primarily due to $0.3 million of tax reserves booked in the thirteen week period ended February 25, 2006 related to tax exposure identified by the Company.

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

For the basic earnings per share calculation, net income available to the Company’s shareholders is allocated among the Company’s two classes of common stock: Common Stock and Class B Common Stock. The allocation among each class is based upon the two-class method. The following table shows how net income is allocated using this method:

	Twenty-Six Weeks Ended		Thirteen Weeks Ended

	February 25,	February 26,	February 25,	February 26,
	2006	2005	2006	2005

Net income available to shareholders	$17,717	$23,417	$6,327	$10,063

Allocation of net income for Basic:
Common Stock	$9,900	$12,723	$3,556	$5,512
Class B Common Stock	7,817	10,694	2,771	4,551
	$17,717	$23,417	$6,327	$10,063

The diluted earnings per share calculation assumes the conversion of all the Company’s Class B Common Stock into Common Stock, so no allocation of earnings to Class B Common Stock is required.

The following table illustrates the weighted average number of Common and Class B Common shares outstanding during the twenty-six and thirteen weeks ended February 25, 2006 and February 26, 2005 and is utilized in the calculation of earnings per share:

	Twenty-Six Weeks Ended		Thirteen Weeks Ended

	February 25,	February 26,	February 25,	February 26,
	2006	2005	2006	2005

Weighted average number of Common shares — Basic	9,683	9,369	9,747	9,456
Add: effect of dilutive potential common shares — employee Common Stock options	81	84	75	100
Add: effect assuming conversion of Class B Common shares into Common Stock	9,557	9,843	9,494	9,759

Weighted average number of Common shares — Diluted	19,321	19,296	19,316	19,315

Weighted average number of Class B Common shares — Basic	9,557	9,843	9,494	9,759

Stock options to purchase 65,400 shares of Common Stock were not included in the calculation of diluted earnings per share for the twenty-six and thirteen weeks ended February 25, 2006 because they were anti-dilutive.

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

Effective August 28, 2005, the Company adopted SFAS No. 123R, Share-Based Payment, under the modified prospective method as described in SFAS No. 123R. Under this transition method, compensation expense recognized in the twenty-six and thirteen weeks ended February 25, 2006 includes compensation expense for all stock-based payments granted subsequent to the Company’s adoption of SFAS 123R and for all stock-based payments granted prior to August 28, 2005, but which were not yet fully vested as of that date, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123. Accordingly, prior period financial statements have not been restated. The total amount of compensation expense recognized in the twenty-six and thirteen weeks ended February 25, 2006 was $0.4 million and $0.2 million, respectively, which was recorded in the consolidated statement of operations in both operating costs and selling and administrative expenses. The adoption of SFAS No. 123R had no effect on the Company’s cash flows for the twenty-six or thirteen weeks ended February 25, 2006.

The net impact of adopting the new accounting guidance for the twenty-six and thirteen weeks ended February 25, 2006 was as follows:

	Twenty-Six Weeks Ended February 25, 2006		Thirteen Weeks Ended February 25, 2006

	Upon Adoption	As if SFAS	Upon Adoption	As if SFAS
	of SFAS 123R	123R Had Not	of SFAS 123R	123R Had Not
	(as Reported)	Been Adopted	(as Reported)	Been Adopted

Income before income taxes	$29,296	$29,659	$10,775	$11,016
Net Income	$17,717	$17,940	$6,327	$6,475

Income per share – Basic:
Common Stock	$1.02	$1.04	$0.36	$0.37
Class B Common Stock	$0.82	$0.83	$0.29	$0.30

Income per share – Diluted:
Common Stock	$0.92	$0.93	$0.33	$0.34

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair-value recognition provisions required by SFAS No. 123R for the twenty-six and thirteen weeks ended February 26, 2005.

	Twenty-Six	Thirteen
	Weeks Ended	Weeks Ended
	February 26,	February 26,
	2005	2005

Net income	$23,417	$10,063
Less: pro forma compensation expense, net of tax	(189)	(79)

Pro forma net income	$23,228	$9,984

As reported:
Basic net income per weighted average Common share:	$1.36	$0.58
Basic net income per weighted average Class B Common share:	$1.09	$0.47
Diluted net income per weighted average Common share:	$1.21	$0.52

Pro-forma:
Basic net income per weighted average Common share:	$1.35	$0.58
Basic net income per weighted average Class B Common share:	$1.08	$0.46
Diluted net income per weighted average Common share:	$1.20	$0.52

As prescribed by SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. For the twenty-six weeks ended February 25, 2006 and February 26, 2005 and the thirteen weeks ended February 25, 2006, the following weighted average assumptions were used:

			Thirteen
	Twenty-Six Weeks Ended		Weeks Ended
	February 25,	February 26,	February 25,
	2006	2005	2006

Risk-free interest rate	4.47%	4.13%	4.30%
Expected dividend yield	0.77%	0.76%	0.80%
Expected life in years	7.5	7.5	7.5
Expected volatility	38.5%	38.0%	38.6%

There were no options granted during the thirteen weeks ended February 26, 2005.

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation. These reclassifications did not impact current or historical net income or shareholders’ equity.

Recent Accounting Pronouncements

On October 13, 2004, the FASB issued SFAS No. 123R, Share Based Payments, which requires companies to measure compensation cost for all share-based payments, including employee stock options. SFAS No. 123R was effective as of the first fiscal period beginning after June 15, 2005. In March 2005, the SEC issued SAB No. 107 regarding the SEC’s interpretation of SFAS No. 123R and the valuation of share-based payments for public companies. The Company adopted SFAS No. 123R on August 28, 2005, and the adoption did not have a material impact on the Company’s financial statements. See “Stock Based Compensation” above for further discussion regarding stock based compensation.

2. Comprehensive Income

The components of comprehensive income are as follows:

	Twenty-Six Weeks Ended		Thirteen Weeks Ended

	February 25,	February 26,	February 25,	February 26,
	2006	2005	2006	2005

Net income	$17,717	$23,417	$6,327	$10,063
Other comprehensive income:
Foreign currency translation adjustments	1,616	2,037	764	(1,067)

Comprehensive income	$19,333	$25,454	$7,091	$8,996

3. Acquisitions

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

At the time of acquisition, management initiated a plan to integrate certain Textilease facilities into existing operations. Included in the purchase price allocation was an accrual for exit costs and employee termination benefits. As of February 25, 2006 and August 27, 2005, the accrual balances of $0.5 million and $1.3 million, respectively, are included in accrued liabilities in the accompanying consolidated balance sheets. The Company expects to incur substantially all of the remaining costs by the end of fiscal year 2006.

During the twenty-six weeks ended February 25, 2006, the Company completed ten acquisitions with an aggregate purchase price of approximately $15.5 million. The results of operations of these acquisitions have been included on the Company’s consolidated financial statements since their respective acquisition dates. None of these acquisitions were significant, individually or in the aggregate, in relation to the Company’s consolidated financial statements and, therefore, pro forma financial information has not been presented.

4. Derivative Instruments and Hedging Activities

The Company had entered into an interest rate swap agreement to manage its exposure to movements in interest rates on its variable rate debt. The Company reflected all changes in the fair value of the swap agreement in earnings in the period of change. The swap agreement, with a notional amount of $40.0 million, matured October 13, 2004. The Company paid a fixed rate of 6.38% and received a variable rate tied to the three month LIBOR rate. The Company recorded, in the interest rate swap income line item of its consolidated statements of income, income of $0.2 million for the twenty-six weeks ended February 26, 2005 for the changes in the fair value of the $40.0 million swap. There was no effect on income for the twenty-six weeks ended February 25, 2006 or for the thirteen weeks ended February 25, 2006 and February 26, 2005, for the changes in the fair value of the $40.0 million swap. As of February 25, 2006, there were no interest rate swap agreements outstanding.

5. Employee Benefit Plans

Defined Contribution Retirement Savings Plan

The Company has a defined contribution retirement savings plan with a 401(k) feature for all eligible employees not under collective bargaining agreements. The Company matches a portion of the employee’s contribution and can make an additional contribution at its discretion. Contributions charged to expense under the plan for the twenty-six weeks ended February 25, 2006 and February 26, 2005 were $4.4 million and $3.9 million, respectively. Contributions charged to expense under the plan for the thirteen weeks ended February 25, 2006 and February 26, 2005 were $2.2 million and $2.0 million, respectively.

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

The Company maintains an unfunded Supplemental Executive Retirement Plan (“SERP”) for certain eligible employees of the Company. The benefits are based on the employee’s compensation upon retirement. The amounts charged to expense related to this plan for the twenty-six weeks ended February 25, 2006 and February 26, 2005 were $0.5 million and $0.2 million, respectively. The amounts charged to expense related to this plan were $0.3 million and $0.1 million for the thirteen weeks ended February 25, 2006 and February 26, 2005, respectively.

The Company maintains a non-contributory defined benefit pension plan (“UniFirst Plan”) covering union employees at one of its locations. The benefits are based on years of service and the employee’s compensation. The plan assets primarily consist of fixed income and equity securities. The amounts charged to expense related to this plan for the twenty-six and thirteen weeks ended February 25, 2006 and February 26, 2005 were $0.1 million and $0.0 million, respectively.

In connection with the acquisition of Textilease in fiscal year 2004, the Company assumed liabilities related to a frozen pension plan covering many former Textilease employees (“Textilease Plan”). The pension benefits are based on years of service and the employee’s compensation.  The plan assets primarily consist of fixed income and equity securities. The amounts charged to expense related to this plan for the twenty-six and thirteen weeks ended February 25, 2006 and February 26, 2005 were nominal.

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

The change in the Company’s decommissioning liability for the twenty-six weeks ended February 25, 2006 is as follows:

Balance as of August 27, 2005	$6,918
Accretion expense	201
Change in estimate of liability	712
Asset retirement costs incurred	(995)

Balance as of February 25, 2006	$6,836

As of February 25, 2006, the $6.8 million asset retirement obligation is included in accrued liabilities in the accompanying consolidated balance sheet.

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

The Company routinely reviews and evaluates sites that may require remediation and monitoring and determines its estimated costs based on various estimates and assumptions. These estimates are developed using the Company’s internal sources or by third-party environmental engineers or other service providers. Internally developed estimates are based on:

•	Management’s judgment and experience in remediating and monitoring the Company’s sites;

•	Information available from regulatory agencies as to costs of remediation and monitoring;

•	The number, financial resources and relative degree of responsibility of other potentially responsible parties (PRPs) who may be liable for remediation and monitoring of a specific site, and;

•	The typical allocation of costs among PRPs.

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

For environmental liabilities that have been discounted, the Company includes interest accretion, based on the effective interest method, in operating costs on the consolidated statements of income. The changes to the Company’s environmental liabilities for the twenty-six weeks ended February 25, 2006 are as follows:

Balance as of August 27, 2005	$9,326
Costs incurred for which reserves have been provided	(317)
Insurance proceeds received	80
Interest accretion	233
Revision in estimates	100

Balance as of February 25, 2006	$9,422

Anticipated payments and insurance proceeds of currently identified environmental remediation liabilities as of February 25, 2006, for the next five fiscal years and thereafter as measured in current dollars, are reflected below.

	Fiscal Year ended August

	2006	2007	2008	2009	2010	Thereafter	Total
Estimated costs – current dollars	$1,646	$1,890	$1,793	$928	$773	$9,005	$16,035

Estimated insurance proceeds	(167)	(247)	(247)	(266)	(247)	(3,818)	(4,992)

Net anticipated costs	$1,479	$1,643	$1,546	$662	$526	$5,187	$11,043

Effect of Inflation							3,205
Effect of Discounting							(4,826)

Balance, February 25, 2006							$9,422

Estimated insurance proceeds are primarily received from an annuity received as part of a legal settlement with an insurance company. Annual proceeds of approximately $0.3 million are deposited into an escrow account which funds remediation and monitoring costs for three sites related to former operations in Williamstown, Vermont. Annual proceeds received but not expended in the current year accumulate in this account and may be used in future years for costs related to this site through the year 2027. As of February 25, 2006, the balance in this escrow account, which is held in a trust and is not recorded on the Company’s consolidated balance sheet, was approximately $1.7 million. Also included in estimated insurance proceeds are amounts the Company is entitled to receive pursuant to legal settlements as reimbursements from three insurance companies for estimated costs at the site in Uvalde, Texas.

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

8. Common Stock Options

The Company adopted an incentive stock option plan (the “Plan”) in November 1996 and reserved 150,000 shares of Common Stock for issue under the Plan. In January of 2002, the Company increased the number of shares of Common Stock reserved for issuance under the Plan to 450,000. Options granted under the Plan, through February 25, 2006, are at a price equal to the fair market value of the Company’s Common Stock on the date of grant. Options granted prior to fiscal 2003 are subject to a proportional four-year vesting schedule and expire eight years from the grant date. Options granted beginning in fiscal 2003 and thereafter are subject to a five-year cliff-vesting schedule under which options become vested or exercisable after five years from date of grant and expire ten years after the grant date. Compensation expense for all option grants, whether proportional four-year vesting or five-year cliff-vesting, is recognized ratably over the related vesting period. Certain options were granted during fiscal 2006, 2005 and 2004 to outside directors of the Company, which were fully vested and expire ten years after the grant date. Compensation expense related to the 2006 grants was recognized on the date of grant.

The following table summarizes the Common Stock option activity for the twenty-six weeks ended February 25, 2006:

	Number of	Weighted Average
	Shares	Exercise Price

Outstanding at August 27, 2005	239,875	$21.83

Granted	65,400	34.83
Exercised	(2,450)	19.46
Forfeited	—	—

Outstanding at November 26, 2005	302,825	$24.66

Granted	6,000	33.13
Exercised	(425)	17.55
Forfeited	(8,125)	22.46

Outstanding at February 25, 2006	300,275	$24.90

Exercisable at February 25, 2006	76,775	$17.39

The following table summarizes information relating to currently outstanding and exercisable stock options as of February 25, 2006:

		Outstanding Options		Exercisable Options
Range of Exercise Prices	Number Outstanding	Average Remaining Option Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 10.06 - 15.13	35,175	2.12	$12.50	35,175	$12.50
17.55 - 20.13	75,400	5.58	19.13	28,600	17.55
24.35 - 34.83	189,700	8.77	29.49	13,000	30.27
$ 10.06 - 34.83	300,275	7.19	$24.90	76,775	$17.39

The following table summarizes the status of the Company’s nonvested shares since August 27, 2005:

	Nonvested Options
	Number of	Weighted Average
	Shares	Exercise Price

Nonvested at August 27, 2005	173,375	$24.11

Granted	65,400	34.83
Vested	(8,525)	18.10
Forfeited	—	—

Nonvested at November 26, 2005	230,250	$27.38

Granted	—	—
Vested	—	—
Forfeited	(6,750)	24.19

Nonvested at February 25, 2006	223,500	$27.47

9. Shareholders’ Equity

The Company has two classes of common stock: Common Stock and Class B Common Stock. Each share of Common Stock is entitled to one vote, is freely transferable, and is entitled to a cash dividend equal to 125% of any cash dividend paid on each share of Class B Common Stock. Each share of Class B Common Stock is entitled to ten votes and can be converted to Common Stock on a share-for-share basis. However, until converted to Common Stock, Class B Common shares are not freely transferable. For the twenty-six weeks ended February 25, 2006, a total of 181,000 shares of Class B Common Stock were converted to Common Stock.

10. Segment and Geographic Information

Segment Information

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

The MFG operating segment designs and manufactures uniforms and non-garment items primarily for the purpose of providing these goods to the US and Canadian Rental and Cleaning reporting segment. MFG revenues are generated when goods are shipped from the Company’s manufacturing facilities to other Company locations. These revenues are recorded at a transfer price which is typically in excess of the actual manufacturing cost. The transfer price is determined by management and may not necessarily represent the fair value of the products manufactured. Products are carried in inventory and subsequently placed in service and amortized at this transfer price. On a consolidated basis, intercompany revenues and income are eliminated and the carrying value of inventories and rental merchandise in service is reduced to the manufacturing cost. Income before income taxes from MFG net of the intercompany MFG elimination offsets the merchandise amortization costs incurred by the US and Canadian Rental and Cleaning reporting segment as the merchandise costs of this reporting segment are amortized and recognized based on inventories purchased from MFG at the transfer price which is above the Company’s manufacturing cost.

The Corporate operating segment consists of costs associated with the Company’s distribution center, sales and marketing, information systems, engineering, materials management, manufacturing planning, finance, budgeting, human resources, other general and administrative costs and interest expense. The revenues generated from the Corporate operating segment represent certain direct sales made by the Company directly from its distribution center. The products sold by this operating segment are the same products rented and sold by the US and Canadian Rental and Cleaning reporting segment. In the table below, no assets or capital expenditures are presented for the Corporate operating segment as no assets are allocated to this operating segment in the information reviewed by the chief executive officer. However, depreciation and amortization expense related to certain assets are reflected in income from operations and income before income taxes for the Corporate operating segment. The assets that give rise to this depreciation and amortization are included in the total assets of the US and Canadian Rental and Cleaning reporting segment as this is how they are tracked and reviewed by the Company. The majority of expenses accounted for within the Corporate segment relate to costs of the US and Canadian Rental and Cleaning segment, with the remainder of the costs relating to the Specialty Garment and First Aid segments.

The Specialty Garments operating segment purchases, rents, cleans, delivers and sells, specialty garments and non-garment items primarily for nuclear and clean room applications. The First Aid operating segment sells first aid cabinet services and other safety supplies.

The Company refers to the US and Canadian Rental and Cleaning, MFG, and Corporate segments combined as its “Core Laundry Operations”, which is included as a subtotal in the following tables.

	US and
For the twenty-six	Canadian				Core
weeks ended	Rental and		Net Interco		Laundry	Specialty
February 25, 2006	Cleaning	MFG	MFG Elim	Corporate	Operations	Garments	First-Aid	Total
Revenues	$359,531	$33,583	$(33,583)	$2,969	$362,500	$24,547	$14,446	$401,493

Income (loss) from operations	$49,698	$11,217	$754	$(28,390)	$33,279	$(337)	$618	$33,560

Interest (income) expense, net	$(798)	$(12)	$—	$5,031	$4,221	$43	$—	$4,264

Income (loss) before taxes	$50,496	$11,229	$754	$(33,421)	$29,058	$(380)	$618	$29,296

	US and
For the twenty-six	Canadian				Core
weeks ended	Rental and		Net Interco		Laundry	Specialty
February 26, 2005	Cleaning	MFG	MFG Elim	Corporate	Operations	Garments	First-Aid	Total
Revenues	$330,271	$26,643	$(26,643)	$3,683	$333,954	$31,624	$13,540	$379,118

Income (loss) from operations	$49,715	$9,834	$490	$(25,319)	$34,720	$5,552	$560	$40,832

Interest (income) expense, net	$(686)	$(2)	$—	$3,710	$3,022	$40	$—	$3,062

Income (loss) before taxes	$50,401	$9,836	$490	$(29,029)	$31,698	$5,512	$560	$37,770

	US and
For the thirteen	Canadian				Core
weeks ended	Rental and		Net Interco		Laundry	Specialty
February 25, 2006	Cleaning	MFG	MFG Elim	Corporate	Operations	Garments	First-Aid	Total
Revenues	$182,268	$16,193	$(16,193)	$1,451	$183,719	$11,134	$7,315	$202,168

Income (loss) from operations	$21,610	$5,014	$1,037	$(13,940)	$13,721	$(1,461)	$704	$12,964

Interest (income) expense, net	$(421)	$2	$—	$2,577	$2,158	$31	$—	$2,189

Income (loss) before taxes	$22,031	$5,012	$1,037	$(16,517)	$11,563	$(1,492)	$704	$10,775

	US and
For the thirteen	Canadian				Core
weeks ended	Rental and		Net Interco		Laundry	Specialty
February 26, 2005	Cleaning	MFG	MFG Elim	Corporate	Operations	Garments	First-Aid	Total
Revenues	$167,611	$12,874	$(12,874)	$1,700	$169,311	$14,646	$6,727	$190,684

Income (loss) from operations	$23,044	$4,211	$1,088	$(12,034)	$16,309	$1,376	$10	$17,695

Interest (income) expense, net	$(368)	$(2)	$—	$1,813	$1,443	$20	$—	$1,463

Income (loss) before taxes	$23,412	$4,213	$1,088	$(13,847)	$14,866	$1,356	$10	$16,232

Geographic Information

The Company’s long-lived assets as of February 25, 2006 and August 27, 2005, and revenues and income before income taxes for the periods ended February 25, 2006 and February 26, 2005, were attributed to the following countries:

	February 25,	August 27,
	2006	2005
Long-lived assets as of:
United States	$532,434	$522,530
Europe, Canada, and Mexico (1)	35,643	31,270
Total	$568,077	$553,800

	Twenty-Six Weeks Ended		Thirteen Weeks Ended

	February 25,	February 26,	February 25,	February 26,
	2006	2005	2006	2005

Revenues:
United States	$369,954	$349,487	$185,729	$173,975
Europe, Canada, and Mexico (1)	31,539	29,631	16,439	16,709
	$401,493	$379,118	$202,168	$190,684

Income before income taxes:
United States	$24,843	$34,843	$8,981	$15,551
Europe, Canada, and Mexico (1)	4,453	2,927	1,794	681
	$29,296	$37,770	$10,775	$16,232

(1)	No country accounts for greater than 10% of total long-lived assets, revenues or income before income taxes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in thousands, except per share and common stock options data)

SAFE HARBOR FOR FORWARD LOOKING STATEMENTS

Forward looking statements contained in this report are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995 and are highly dependent upon a variety of important factors that could cause actual results to differ materially from those reflected in such forward looking statements. Such factors include uncertainties regarding the Company’s ability to consummate and successfully integrate acquired businesses, uncertainties regarding any existing or newly-discovered expenses and liabilities related to environmental compliance and remediation, the Company’s ability to compete successfully without any significant degradation in its margin rates, seasonal fluctuations in business levels, uncertainties regarding the price levels of natural gas, electricity, fuel, and labor, the impact of negative economic conditions on the Company’s customers and such customer’s workforce, the extent of costs necessitated by, and declines in revenues from customers aversely affected by hurricanes in Florida and the Gulf Coast, the continuing increase in domestic healthcare costs, demand and prices for the Company’s products and services, additional professional and internal costs necessary for compliance with recent and proposed future changes in Securities and Exchange Commission (including the Sarbanes-Oxley Act of 2002), New York Stock Exchange, and accounting rules, strikes and unemployment levels, the Company’s efforts to evaluate and potentially reduce internal costs, economic and other developments associated with the war on terrorism and its impact on the economy and general economic conditions. When used in this report, the words “intend”, “anticipate”, “believe”, “estimate”, and “expect” and similar expressions as they relate to the Company are included to identify such forward looking statements.

Overview

UniFirst is one of the largest providers of workplace uniforms and protective clothing in the United States. The Company designs, manufactures, personalizes, rents, cleans, delivers, and sells a wide range of uniforms and protective clothing, including shirts, pants, jackets, coveralls, jumpsuits, lab coats, smocks and aprons, and also rents industrial wiping products, floor mats and other non-garment items, and provides first aid cabinet services and other safety supplies, to a variety of manufacturers, retailers and service companies. The Company serves businesses of all sizes in numerous industry categories. Typical customers include automobile service centers and dealers, delivery services, food and general merchandise retailers, food processors and service operations, light manufacturers, maintenance facilities, restaurants, service companies, soft and durable goods wholesalers, transportation companies, and others who require employee clothing for image, identification, protection or utility purposes. At certain specialized facilities, the Company also decontaminates and cleans work clothes that may have been exposed to radioactive materials and services special cleanroom protective wear. Typical customers for these specialized services include government agencies, research and development laboratories, high technology companies and utilities operating nuclear reactors. As discussed and described in Note 10 to the consolidated financial statements, the Company has five reporting segments, US and Canadian Rental and Cleaning, Manufacturing (MFG), Corporate, Specialty Garments and First Aid. The laundry locations of the US and Canadian Rental and Cleaning reporting segment are referred to by the Company as “industrial laundries” or “industrial laundry locations”.  The Company refers to the US and Canadian Rental and Cleaning, MFG, and Corporate segments combined as its “core laundry operations”.

Critical Accounting Policies and Estimates

The Company believes the following critical accounting policies reflects its more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

Goodwill, Intangibles and Other Long-Lived Assets

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized. SFAS No. 142 requires that companies test goodwill for impairment on an annual basis. In addition, SFAS 142 also requires that companies test goodwill if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit to which goodwill is assigned below its carrying amount. The Company’s evaluation considers changes in the operating environment, competitive information, market trends, operating performance and cash flow modeling. Management completes its annual impairment test in the fourth quarter of each fiscal year and there have been no impairments of goodwill or indefinite-lived intangible assets in the twenty-six weeks ended February 25, 2006 or the year ended August 27, 2005. Future events could cause management to conclude that impairment indicators exist and that goodwill or other intangibles associated with previously acquired businesses are impaired. Any resulting impairment loss could have a material impact on our financial condition and results of operations.

Property and equipment and definite-lived intangible assets are depreciated or amortized over their useful lives. Useful lives are based on management estimates of the period that the assets will generate revenue. Long-lived assets are evaluated for impairment whenever events or circumstances indicate an asset may be impaired. There have been no material impairments of property and equipment, or definite-lived intangible assets in the twenty-six weeks ended February 25, 2006 or the year ended August 27, 2005.

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

Results of Operations

The following table presents, as a percent of total revenue, certain selected financial data for the twenty-six and thirteen week periods ended February 25, 2006 and February 26, 2005:

	Twenty-Six Weeks Ended		Thirteen Weeks Ended

	February 25,	February 26,	February 25,	February 26,
	2006	2005	2006	2005
Revenues	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Operating costs (1)	64.4%	62.8%	65.7%	64.4%
Selling and administrative expenses (1)	21.7%	20.7%	22.3%	20.6%
Depreciation and amortization	5.5%	5.7%	5.6%	5.8%
	91.6%	89.2%	93.6%	90.7%

Income from operations	8.4%	10.8%	6.4%	9.3%

Interest expense, net	1.1%	0.8%	1.1%	0.8%

Income before income taxes	7.3%	10.0%	5.3%	8.5%
Provision for income taxes	2.9%	3.8%	2.2%	3.2%

Net income	4.4%	6.2%	3.1%	5.3%

(1)	Exclusive of depreciation and amortization

General

UniFirst Corporation (the “Company”) derives its revenues through the design, manufacture, personalization, rental, cleaning, delivering, and selling of a wide range of uniforms and protective clothing, including shirts, pants, jackets, coveralls, jumpsuits, lab coats, smocks and aprons. The Company also rents industrial wiping products, floor mats, facility service products, other non-garment items, and provides first aid cabinet services and other safety supplies, to a variety of manufacturers, retailers and service companies. The Company has five reporting segments, US and Canadian Rental and Cleaning, Manufacturing (“MFG”), Corporate, Specialty Garments Rental and Cleaning (“Specialty Garments”), and First Aid. The Company refers to the US and Canadian Rental and Cleaning, MFG, and Corporate segments combined as its ‘core laundry operations’.

Operating costs include merchandise costs related to the amortization of rental merchandise in service and direct sales as well as labor and other production, service and delivery costs, and distribution costs associated with operating the Company’s core laundry operations, Specialty Garments facilities, and First-Aid locations. Selling and administrative costs include costs related to the Company’s sales and marketing functions as well as general and administrative costs associated with the Company’s corporate offices and operating locations including information systems, engineering, materials management, manufacturing planning, finance, budgeting, and human resources.

Revenues.

	February 25,	February 26,	Dollar	Percent
	2006	2005	Change	Change
	(In millions, except percentages)

Twenty-six weeks ended	$401.5	$379.1	$22.4	5.9%
Thirteen weeks ended	$202.2	$190.7	$11.5	6.0%

For the twenty-six weeks ended February 25, 2006, revenues increased by $22.4 million from the comparable period in 2005, or 5.9%. This increase was primarily due to organic growth within the core laundry operations, which accounted for a 5.9% increase in revenue, and acquisitions related revenues, which resulted in an increase in revenues of 1.6%. First Aid also accounted for a 0.3% increase in revenues. These increases were offset by a decline in Specialty Garments revenues, which accounted for a reduction in revenue of approximately 1.9%. This decrease in Specialty Garments revenues relates primarily to the conclusion of a significant contract in fiscal 2005.

Revenues increased from $190.7 million for the thirteen week period ended February 26, 2005 to $202.2 million for the thirteen week period ended February 25, 2006, or 6.0%. This increase was also primarily due to organic growth within the core laundry operations, which accounted for a 6.0% increase in revenue, and acquisition-related revenues, which accounted for an increase in revenues of 1.6%. First Aid also accounted for a 0.3% increase in revenues. These increases were offset by a decline in Specialty Garments revenues, which accounted for a reduction in revenue of approximately 1.9%. This decline was primarily due to the conclusion of a significant contract in fiscal 2005.

Operating costs.

	February 25,	February 26,	Dollar	Percent
	2006	2005	Change	Change
	(In millions, except percentages)

Twenty-six weeks ended	$258.5	$238.2	$20.3	8.5%
Percentage of total revenues	64.4%	62.8%
Thirteen weeks ended	$132.8	$122.7	$10.1	8.2%
Percentage of total revenues	65.7%	64.4%

Operating costs increased to $258.5 million, or 64.4% of revenues, for the twenty-six week period ended February 25, 2006 as compared to $238.2 million, or 62.8% of revenues, for the twenty-six week period ended February 26, 2005. This increase in costs as a percent of revenue is primarily attributable to higher energy costs associated with operating our industrial laundries and our fleet of delivery vehicles. Overall operating costs from Specialty Garments increased as a percent of revenues due to its large decrease in revenues, combined with $0.7 million in incremental expense the Specialty Garments segment incurred related to the decommissioning of two of its facilities.

For the thirteen week period ended February 25, 2006, operating costs increased to $132.8 million, or 65.7% of revenues, compared to $122.7 million, or 64.4% of revenues, for the comparable period in 2005. This increase in costs as a percent of revenues was due to higher energy costs associated with operating our industrial laundries and our fleet of delivery vehicles and higher merchandise amortization as a percentage of revenues in the Company’s core laundry operations. In addition, overall operating costs from Specialty Garments increased as a percent of revenues due to its large decrease in revenues, combined with $0.2 million in incremental expense the Specialty Garments segment incurred related to the decommissioning of two of its facilities.

Selling and administrative expense.

	February 25,	February 26,	Dollar	Percent
	2006	2005	Change	Change
	(In millions, except percentages)

Twenty-six weeks ended	$87.2	$78.4	$8.8	11.3%
Percentage of total revenues	21.7%	20.7%
Thirteen weeks ended	$45.2	$39.2	$6.0	15.2%
Percentage of total revenues	22.3%	20.6%

Selling and administrative expenses increased to $87.2 million, or 21.7% of revenues, for the twenty-six week period ended February 25, 2006 from $78.4 million, or 20.7% of revenues, for the twenty-six weeks ended February 26, 2005. The increase in selling and administrative expenses as a percent of revenues is primarily due to an increase in the sales force within the US and Canadian Rental and Cleaning segment. The growth within the sales force is the result of the Company’s continued effort to foster revenue growth. In addition, overall selling and administrative costs associated with the Company’s Specialty Garments segment increased as a percentage of revenues due to the large decrease in revenues discussed above.

For the thirteen week period ended February 25, 2006, selling and administrative costs increased to $45.2 million, or 22.3% of revenues, compared to $39.2 million, or 20.6% of revenues, for the comparable period in 2005. This increase in selling and administrative expenses as a percent of revenues was also primarily due to the Company’s investment in the sales force of the US and Canadian Rental and Cleaning segment. In addition, the increase in selling and administrative costs as a percent of revenues was also due to higher health insurance claims (US and Canadian Rental and Cleaning) and legal and accounting fees (Corporate) as a percentage of revenues as compared to the prior year quarter. In addition, overall selling and administrative costs associated with the Company’s Specialty Garments segment increased as a percentage of revenues due to the large decrease in revenues discussed above.

Depreciation and amortization.

	February 25,	February 26,	Dollar	Percent
	2006	2005	Change	Change
	(In millions, except percentages)

Twenty-six weeks ended	$22.2	$21.7	$0.5	2.2%
Percentage of total revenues	5.5%	5.7%
Thirteen weeks ended	$11.3	$11.1	$0.2	1.9%
Percentage of total revenues	5.6%	5.8%

The Company’s depreciation and amortization expense increased to $22.2 million, or 5.5% of revenue, for the twenty-six weeks ended February 25, 2006 from $21.7 million, or 5.7% of revenues, for the twenty-six weeks ended February 26, 2005. The increase in depreciation and amortization expense is due to normal capital expenditure and acquisition activity.

For the thirteen week period ended February 25, 2006, depreciation and amortization expense increased to $11.3 million, or 5.6% of revenue, compared to $11.1 million, or 5.8% of revenues, for the comparable period in 2005. The increase was also due to normal capital expenditure and acquisition activity.

Income from Operations.

	February 25,	February 26,	Dollar	Percent
	2006	2005	Change	Change
	(In millions, except percentages)

Twenty-six weeks ended	$33.6	$40.8	$(7.2)	(17.8)%
Percentage of total revenues	8.4%	10.8%
Thirteen weeks ended	$13.0	$17.7	$(4.7)	(26.7)%
Percentage of total revenues	6.4%	9.3%

For the twenty-six week period ended February 25, 2006, income from operations decreased to $33.6 million, or $7.2 million, from $40.8 million from the comparable period in 2005. This decrease is primarily attributable to a decrease in income from operations in Specialty Garments of $5.9 million, which was due to a 22.4% decline in Specialty Garment revenues. As discussed above, this decrease in revenue was primarily attributable to the conclusion of a significant contract in fiscal 2005. Within the twenty-six week period ended February 25, 2006, Specialty Garments also incurred incremental expenses of approximately $0.7 million related to the decommissioning of two of its facilities. Income from operations from the core laundry operations decreased by approximately $1.4 million primarily due to higher energy costs and selling costs within US and Canadian Rental and Cleaning segment as a percentage of revenues. The Company’s First Aid segment had income from operations that was flat versus the comparable period in 2005.

The Company’s income from operations decreased to $13.0 million for the thirteen weeks ended February 25, 2006 from $17.7 million for the thirteen weeks ended February 26, 2005, or $4.7 million. This decrease was primarily attributable to a decrease in income from operations in Specialty Garments, which accounted for $2.8 million of the decline. For the thirteen week period ended February 25, 2006, Specialty Garment revenues decreased by 24.0% as a result of the conclusion of a significant contract within fiscal 2005. The Company’s core laundry operations’ income from operations decreased by $2.6 million, or 15.9%, as a result of higher merchandise amortization, energy costs and selling costs as a percentage of revenues within US and Canadian Rental and Cleaning. In addition, there was an increase in health insurance claims (US and Canadian Rental and Cleaning) and legal and accounting fees (Corporate) as a percentage of revenues as compared to the prior year quarter.

Other expense (income)

	February 25,	February 26,	Dollar	Percent
	2006	2005	Change	Change
	(In millions, except percentages)

Twenty-six weeks ended	$4.3	$3.1	$1.2	39.3%
Percentage of total revenues	1.1%	0.8%
Thirteen weeks ended	$2.2	$1.5	$0.7	49.6%
Percentage of total revenues	1.1%	0.8%

Other expense (income) includes interest expense, interest income and interest rate swap income.

For the twenty-six week period ended February 25, 2006, other expense increased to $4.3 million, or $1.2 million, compared to $3.1 million from the twenty-six week period ended February 26, 2005. This increase is primarily attributable to an increase in net interest expense of $1.0 million. Net interest expense increased due to an increase in interest rates compared to the comparable period in 2005 which resulted in an increase in the interest expense on the Company’s variable interest rate debt. The average debt outstanding in the twenty-six weeks ended February 25, 2006 was $185.0 million as compared to $179.7 million during the twenty-six weeks ended February 26, 2005. The remainder of the increase is due to $0.2 million of income that was booked in the twenty-six weeks ended February 26, 2005 related to changes in the fair value of a $40.0 million interest rate swap that matured in fiscal 2005.

Other expense increased to $2.2 million for the thirteen weeks ended February 25, 2006 from $1.5 million for the thirteen weeks ended February 26, 2005, or $0.7 million. This increase was attributable to an increase in interest rates compared to the comparable period in 2005, discussed above, and its effect on the Company’s variable interest rate debt. The average debt outstanding in the thirteen weeks ended February 25, 2006 was $182.3 million as compared to $176.6 million during the thirteen weeks ended February 26, 2005.

Provision for income taxes.

	February 25,	February 26,	Dollar
	2006	2005	Change
	(In millions, except percentages)

Twenty-six weeks ended:	$11.6	$14.4	$(2.8)
Percentage of income before income taxes	39.5%	38.0%
Thirteen weeks ended:	$4.4	$6.2	$(1.8)
Percentage of income before income taxes	41.3%	38.0%

The Company’s effective income tax rate was 39.5% and 41.3% for the twenty-six and thirteen week periods ended February 25, 2006, respectively, as compared to 38.0% for the twenty-six and thirteen week period ended February 26, 2005. The increase in effective income tax rate is primarily due to $0.3 million of tax reserves booked in the thirteen week period ended February 25, 2006 related to tax exposure assessed by the Company.

Liquidity and Capital Resources

General. For the twenty-six weeks ended February 25, 2006, the Company had a net decrease in cash and cash equivalents of $0.3 million. As of February 25, 2006, the Company had cash and cash equivalents of $4.4 million and working capital of $98.3 million. The Company believes that current cash and cash equivalent balances, cash generated from operations and amounts available under the Company’s Amended Credit Agreement (defined below) will be sufficient to meet the Company’s anticipated working capital and capital expenditure requirements for at least the next 12 months.

Sources and uses of cash. During the twenty-six weeks ended February 25, 2006, the Company generated cash from operating activities of $21.1 million, resulting primarily from net income of $17.7 million, amounts charged for depreciation and amortization of $22.2 million and a net decrease in inventories of $0.3 million, offset by an increase in accounts receivable of $7.4 million, an increase in rental merchandise in service of $5.9 million, an increase in prepaid expenses of $1.2 million, a decrease in accounts payable and accrued liabilities of $0.3 million and a decrease in accrued income taxes of $5.2 million. The Company used its cash to, among other things, fund $23.4 million in capital expenditures and fund the acquisitions of businesses of approximately $15.5 million. The Company’s long-term debt increased by approximately $16.6 million as a result of $32.5 million of borrowings offset by $15.9 million of payments during the twenty-six weeks ended February 25, 2006.

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

On June 14, 2004, the Company also amended its Credit Agreement (“Amended Credit Agreement”) to, among other things, reduce the amount available for borrowing thereunder to $125.0 million and to reduce interest rates payable on such borrowings. As amended, loans under the Amended Credit Agreement, which matures September 2, 2007, bear interest at floating rates which vary based on the Company’s funded debt ratio. The proceeds from the Fixed Rate Notes and the Floating Rate Notes were used to repay borrowings under the Amended Credit Agreement. At February 25, 2006, the interest rate applicable to the Company’s borrowings under the Amended Credit Agreement was LIBOR plus 87.5 basis points, which approximated 5.5%. As of February 25, 2006, the Company had outstanding borrowings of $41.5 million, letters of credit of $29.5 million and $54.0 million available for borrowing. Availability of credit requires compliance with financial and other covenants. Under the most restrictive of these provisions, the Company was required to maintain minimum consolidated tangible net worth as of February 25, 2006 of $147.3 million. As of February 25, 2006, the Company’s consolidated tangible net worth was $177.4 million and the Company was in compliance with all covenants under the Note Agreement and the Amended Credit Agreement.

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

The Company routinely reviews and evaluates sites that may require remediation and monitoring and determines its estimated costs based on various estimates and assumptions. These estimates are developed using the Company’s internal sources or by third party environmental engineers or other service providers. Internally developed estimates are based on:

•	Management’s judgment and experience in remediating and monitoring the Company’s sites;

•	Information available from regulatory agencies as to costs of remediation and monitoring;

•	The number, financial resources and relative degree of responsibility of other potentially responsible parties (PRPs) who may be liable for remediation and monitoring of a specific site, and;

•	The typical allocation of costs among PRPs.

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

For environmental liabilities that have been discounted, the Company includes interest accretion, based on the effective interest method, in operating costs on the consolidated statements of income. The changes to the Company’s environmental liabilities for the twenty-six weeks ended February 25, 2006 are as follows (in thousands):

Balance as of August 27, 2005	$9,326
Costs incurred for which reserves have been provided	(317)
Insurance proceeds received	80
Interest accretion	233
Revision in estimates	100

Balance as of February 25, 2006	$9,422

Anticipated payments and insurance proceeds of currently identified environmental remediation liabilities as of February 25, 2006, for the next five fiscal years and thereafter as measured in current dollars, are reflected below.

	Fiscal Year ended August

	2006	2007	2008	2009	2010	Thereafter	Total
Estimated costs – current dollars	$1,646	$1,890	$1,793	$928	$773	$9,005	$16,035

Estimated insurance proceeds	(167)	(247)	(247)	(266)	(247)	(3,818)	(4,992)

Net anticipated costs	$1,479	$1,643	$1,546	$662	$526	$5,187	$11,043

Effect of Inflation							3,205
Effect of Discounting							(4,826)

Balance, February 25, 2006							$9,422

Estimated insurance proceeds are primarily received from an annuity received as part of a legal settlement with an insurance company. Annual proceeds of approximately $0.3 million are deposited into an escrow account which funds remediation and monitoring costs for three sites related to former operations in Williamstown, Vermont. Annual proceeds received but not expended in the current year accumulate in this account and may be used in future years for costs related to this site through the year 2027. As of February 25, 2006 the balance in this escrow account, which is held in a trust and is not recorded on the Company’s consolidated balance sheet, was approximately $1.7 million. Also included in estimated insurance proceeds are amounts the Company is entitled to receive pursuant to legal settlements as reimbursements from three insurance companies for estimated costs at the site in Uvalde, Texas.

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

At the time of acquisition, management initiated a plan to integrate certain Textilease facilities into existing operations. Included in the purchase price allocation was an accrual for exit costs and employee termination benefits. As of February 25, 2006 and August 27, 2005, the accrual balances of $0.5 million and $1.3 million, respectively, are included in accrued liabilities in the accompanying consolidated balance sheets. The Company expects to incur substantially all of the remaining costs by the end of fiscal year 2006.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

Management has determined that all of the Company’s foreign subsidiaries operate primarily in local currencies that represent the functional currencies of the subsidiaries. All assets and liabilities of foreign subsidiaries are translated into U.S. dollars using the exchange rate prevailing at the balance sheet date. The effect of exchange rate fluctuations on the translation of assets and liabilities are recorded as a component of stockholders’ equity. Income and expense accounts are translated at average exchange rates during the year. As such, the Company’s financial condition and operating results are affected by fluctuations in the value of the U.S. dollar as compared to currencies in foreign countries. Revenue denominated in currencies other than the U.S. dollar represented approximately 8% of total consolidated revenues for the twenty-six and thirteen weeks ended February 25, 2006 and total assets denominated in currencies other than the U.S. dollar represented approximately 7% of total consolidated assets at February 25, 2006 and August 27, 2005. If exchange rates had changed by 10% from the actual rates in effect during the twenty-six and thirteen weeks ended February 25, 2006, the Company’s revenues for the twenty-six and thirteen weeks ended would have changed by approximately $3.2 million and $1.6 million, respectively, and assets as of February 25, 2006 and August 27, 2005 would have changed by approximately $5.6 million and $5.2 million, respectively.

The Company does not operate a hedging program to mitigate the effect of a significant rapid change in the value of the Canadian Dollar, Euro, British Pound, or Mexican Peso as compared to the U.S. dollar. Any gains or losses resulting from foreign currency transactions, including exchange rate fluctuations on intercompany accounts, are reported as transaction gains (losses) in selling and administrative expenses. The intercompany payables and receivables are denominated in Canadian Dollars, Euros, British Pounds and Mexican Pesos. During the twenty-six and thirteen weeks ended February 25, 2006 transaction gains (losses) included in selling and administrative expenses were not material. If the exchange rates had changed by 10% during the twenty-six and thirteen weeks ended February 25, 2006, the Company would have recognized an additional loss of $0.0 million and additional gain of $0.1 million for the twenty-six and thirteen weeks ended February 25, 2006, respectively.

Interest Rate Sensitivity

The Company is exposed to market risk from changes in interest rates which may adversely affect its financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, the Company manages exposures through its regular operating and financing activities. The Company is exposed to interest rate risk primarily through its borrowings under its $125.0 million Amended Credit Agreement with a syndicate of banks and its $90.0 million of Floating Rate Notes with a group of insurance companies. Under both agreements, the Company borrows funds at variable interest rates based on the Eurodollar rate or LIBOR rates. If the LIBOR and Eurodollar rates fluctuated by 10% from the actual rates in effect during the twenty-six and thirteen weeks ended February 25, 2006, interest expense would have fluctuated by approximately $0.2 million and $0.1 million from the interest expense recognized for the twenty-six and thirteen weeks ended February 25, 2006, respectively.

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

Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal control over financial reporting during the thirteen weeks ended February 25, 2006 that have materially affected, or that are reasonably likely to materially affect, its internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

See Note 7, “Contingencies and Commitments,” to the financial statements above for a general description. Reference is made to the “Legal Proceedings” section of the Company’s Form 10-K for the fiscal year ended August 27, 2005.

Item 2. Unregistered Sales of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders:

The Company’s Annual Meeting of Shareholders was held on January 10, 2006. Albert Cohen, Anthony F. DiFillippo and Robert F. Collings were reelected to the Board of Directors. With respect to Mr. Cohen, 8,819,865 shares of Common Stock were voted for his election, and 229,016 shares of Common Stock were withheld from voting for his election. With respect to Mr. DiFillippo, 8,290,956 shares of Common Stock and 5,878,356 shares of Class B Common Stock were voted for his election, and 757,925 shares of Common Stock and no shares of Class B Common Stock were withheld from voting for his election. With respect to Mr. Collings, 8,954,031 shares of Common Stock and 5,878,356 shares of Class B Common Stock were voted for his election, and 94,850 shares of Common Stock and no shares of Class B Common Stock were withheld from voting for his election. Accordingly, Messrs. Cohen, DiFillippo and Collings were elected as Class I directors.

Item 5. Other Information

None.

ITEM 6. EXHIBITS

(a)	10.1 UniFirst Corporation Unfunded Supplemental Executive Retirement Plan dated as of March 8, 2006

*	31.1 Rule 13a-14(a)/15d-14(a) certification of Ronald D. Croatti

*	31.2 Rule 13a-14(a)/15d-14(a) certification of John B. Bartlett

**	32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

**	32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

*	Filed herewith

**	Furnished herewith

(a)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Commission on March 8, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 6, 2006	UniFirst Corporation
	By:	/s/ Ronald D. Croatti
Ronald D. Croatti
President and Chief Executive Officer

April 6, 2006	UniFirst Corporation
	By:	/s/ John B. Bartlett
John B. Bartlett
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

DESCRIPTION

(a)	10.1 UniFirst Corporation Unfunded Supplemental Executive Retirement Plan dated as of March 8, 2006

*	31.1 Rule 13a-14(a)/15d-14(a) certification of Ronald D. Croatti

*	31.2 Rule 13a-14(a)/15d-14(a) certification of John B. Bartlett

**	32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

**	32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

*	Filed herewith

**	Furnished herewith

(a)	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Commission on March 8, 2006.