Form 10-Q
period 2006-05-27
UNIFIRST CORP
filed 2006-06-30
CIK 717954

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 27, 2006

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

The number of outstanding shares of UniFirst Corporation Common Stock and Class B Common Stock at June 23, 2006 were 9,832,080 and 9,415,068, respectively.

UniFirst Corporation

Quarterly Report on Form 10-Q

For the Quarter ended May 27, 2006

Part I – FINANCIAL INFORMATION

Item 1 - Financial Statements

Consolidated Balance Sheets as of May 27, 2006 and August 27, 2005

Consolidated Statements of Income for the Thirty-Nine and Thirteen Weeks ended May 27, 2006 and May 28, 2005

Consolidated Statements of Cash Flows for the Thirty-Nine Weeks ended May 27, 2006 and May 28, 2005

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
Ex-31.1 Section 302 Certification of CEO
Ex-31.2 Section 302 Certification of CFO
Ex-32.1 Section 906 Certification of CEO
Ex-32.2 Section 906 Certification of CFO

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UniFirst Corporation and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	May 27,	August 27,
(In thousands, except share data)	2006	2005 (a)
Assets
Cash and cash equivalents	$6,289	$4,704
Receivables, less reserves of $3,610 and $3,179, respectively	87,759	78,497
Inventories	29,132	31,021
Rental merchandise in service	83,628	69,808
Prepaid and deferred income taxes	10,634	8,983
Prepaid expenses	2,169	1,492

Total current assets	219,611	194,505

Property and equipment:
Land, buildings and leasehold improvements	265,456	260,515
Machinery and equipment	279,607	268,272
Motor vehicles	83,440	76,147

	628,503	604,934
Less — accumulated depreciation	316,717	299,983
	311,786	304,951

Goodwill	208,841	187,793
Customer contracts, net	55,946	50,572
Other intangible assets, net	6,649	5,909
Other assets	3,607	4,575

	$806,440	$748,305
Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities of long-term obligations	$627	$1,084
Accounts payable	40,365	36,720
Accrued liabilities	77,036	76,141
Accrued income taxes	—	3,992

Total current liabilities	118,028	117,937

Long-term obligations, net of current maturities	203,062	175,587
Deferred income taxes	42,764	42,439
Commitments and contingencies (Note 7)
Shareholders’ equity:
Preferred stock, $1.00 par value; 2,000,000 shares authorized; no shares outstanding	—	—
Common stock, $0.10 par value; 30,000,000 shares authorized; shares outstanding 9,831,655 and 9,600,838, respectively	983	960
Class B common stock, $0.10 par value; 20,000,000 shares authorized; shares outstanding 9,415,068 and 9,637,110, respectively	942	964
Capital surplus	14,370	13,462
Retained earnings	421,589	394,910
Accumulated other comprehensive income	4,702	2,046

Total shareholders’ equity	442,586	412,342

	$806,440	$748,305

(a)	Derived from audited financial statements

The accompanying notes are an integral part of these

consolidated financial statements.

UniFirst Corporation and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Thirty-Nine Weeks Ended		Thirteen Weeks Ended

	May 27,	May 28,	May 27,	May 28,
(In thousands, except share and per share data)	2006	2005	2006	2005

Revenues	$613,431	$575,075	$211,938	$195,957

Costs and expenses:
Operating costs (1)	393,981	360,180	135,483	121,985
Selling and administrative expenses (1)	131,835	120,288	44,610	41,927
Depreciation and amortization	33,725	32,872	11,515	11,142
	559,541	513,340	191,608	175,054

Income from operations	53,890	61,735	20,330	20,903

Other expense (income):
Interest expense	7,991	6,487	2,996	2,232
Interest income	(1,150)	(1,336)	(419)	(366)
Interest rate swap income	—	(223)	—	—
	6,841	4,928	2,577	1,866

Income before income taxes	47,049	56,807	17,753	19,037
Provision for income taxes	18,414	21,588	6,835	7,235

Net income	$28,635	$35,219	$10,918	$11,802

Income per share – Basic:
Common Stock	$1.65	$2.04	$0.63	$0.68
Class B Common Stock	$1.32	$1.63	$0.50	$0.55

Income per share – Diluted:
Common Stock	$1.48	$1.82	$0.57	$0.61
`
Weighted average number of shares outstanding – Basic:
Common Stock	9,726	9,401	9,814	9,467
Class B Common Stock	9,515	9,814	9,429	9,758
	19,241	19,215	19,243	19,225

Weighted average number of shares outstanding – Diluted:
Common Stock	19,315	19,304	19,311	19,336

Dividends per share:
Common Stock	$0.1125	$0.1125	$0.0375	$0.0375
Class B Common Stock	$0.0900	$0.0900	$0.0300	$0.0300

(1)	Exclusive of depreciation and amortization

The accompanying notes are an integral part of these

consolidated financial statements.

UniFirst Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Thirty-Nine Weeks Ended

	May 27,	May 28,
(In thousands)	2006	2005
Cash flows from operating activities:
Net income	$28,635	$35,219
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	29,114	28,506
Stock-based compensation	495	—
Amortization of intangible assets	4,611	4,366
Amortization of deferred financing costs	521	521
Accretion on asset retirement obligations	302	287
Interest rate swap income	—	(223)
Changes in assets and liabilities, net of acquisitions:
Receivables	(8,764)	(12,650)
Inventories	1,889	6,693
Rental merchandise in service	(12,457)	(9,062)
Prepaid expenses	(677)	(739)
Accounts payable	3,645	2,589
Accrued liabilities	593	2,507
Accrued and deferred income taxes	(5,045)	(3,177)
Net cash provided by operating activities	42,862	54,837

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(34,080)	(12,033)
Capital expenditures	(35,216)	(42,106)
Other	160	302
Net cash used in investing activities	(69,136)	(53,837)

Cash flows from financing activities:
Proceeds from long-term obligations	43,050	8,882
Payments on long-term obligations	(16,032)	(8,586)
Proceeds from exercise of common stock options	141	291
Payment of cash dividends	(1,956)	(1,942)
Net cash provided by (used in) financing activities	25,203	(1,355)

Effect of exchange rate changes	2,656	1,590

Net increase in cash and cash equivalents	1,585	1,235
Cash and cash equivalents at beginning of period	4,704	4,436

Cash and cash equivalents at end of period	$6,289	$5,671

The accompanying notes are an integral part of these

consolidated financial statements.

UniFirst Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Amounts in thousands, except per share and common stock options data)

1. Summary of Significant Accounting Policies

Business Description

UniFirst Corporation (the “Company”) is one of the largest providers of workplace uniforms and protective clothing in the United States. The Company designs, manufactures, personalizes, rents, cleans, delivers, and sells a wide range of uniforms and protective clothing, including shirts, pants, jackets, coveralls, lab coats, smocks and aprons, and also rents industrial wiping products, floor mats, facility service products, other non-garment items, and provides first aid cabinet services and other safety supplies, to a variety of manufacturers, retailers and service companies.

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

As discussed and described in Note 10 to the consolidated financial statements, the Company has five reporting segments, US and Canadian Rental and Cleaning, Manufacturing (“MFG”), Specialty Garments Rental and Cleaning (“Specialty Garments”), First Aid and Corporate. The operations of the US and Canadian Rental and Cleaning reporting segment are referred to by the Company as its “industrial laundry operations” and the locations related to this reporting segment are referred to as “industrial laundries”. The Company refers to the US and Canadian Rental and Cleaning, MFG, and Corporate reporting segments combined as its “core laundry operations”.

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

The Company reported in selling and administrative expenses, net, foreign currency transaction gains totaling $0.3 million and $0.5 million for the thirty-nine and thirteen weeks ended May 27, 2006, respectively, and foreign currency transaction losses totaling $0.2 million and $0.1 million for the thirty-nine and thirteen weeks ended May 28, 2005, respectively.

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

Property and Equipment

Property and equipment are recorded at cost. The Company provides for depreciation using the straight-line method based on the following estimated useful lives:

Buildings	30-40 years
Leasehold improvements	Term of lease
Machinery and equipment	3-10 years
Motor vehicles	3-5 years

Expenditures for maintenance and repairs are expensed as incurred. Expenditures for renewals and betterments are capitalized. The Company recorded as depreciation expense $29.1 million and $28.5 million for the thirty-nine weeks ended May 27, 2006 and May 28, 2005, respectively, and $9.9 million and $9.7 million for the thirteen weeks ended May 27, 2006 and May 28, 2005, respectively.

In accordance with Statements of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets, including property and equipment, are evaluated for impairment whenever events and circumstances indicate an asset may be impaired. There have been no material impairments of property and equipment in the thirty-nine weeks ended May 27, 2006 or the year ended August 27, 2005.

Goodwill and Other Intangible Assets

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized. SFAS No. 142 requires that companies test goodwill for impairment on an annual basis. In addition, SFAS No. 142 also requires that companies test goodwill if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit to which goodwill is assigned below its carrying amount. The Company’s evaluation considers changes in the operating environment, competitive information, market trends, operating performance and cash flow modeling. Management completes its annual impairment test in the fourth quarter of each fiscal year and there have been no impairments of goodwill or indefinite-lived intangible assets in the thirty-nine weeks ended May 27, 2006 or the year ended August 27, 2005. Future events could cause management to conclude that impairment indicators exist and that goodwill or other intangibles associated with previously acquired businesses are impaired. Any resulting impairment loss could have a material impact on the Company’s financial condition and results of operations.

Definite-lived intangible assets are amortized over useful lives, which are based on management estimates of the period that the assets will generate revenue. Definite-lived intangible assets are also evaluated for impairment in accordance with SFAS No. 144. There have been no impairments of definite-lived intangible assets in the thirty-nine weeks ended May 27, 2006 or the year ended August 27, 2005.

The Company recorded amortization expense of $4.6 million and $4.4 million for the thirty-nine weeks ended May 27, 2006 and May 28, 2005, respectively, and $1.6 million and $1.5 million for the thirteen weeks ended May 27, 2006 and May 28, 2005, respectively.

Asset Retirement Obligations

The Company follows the provisions of SFAS No. 143, Accounting for Asset Retirement Obligations, which generally applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset. Under this accounting method, the Company recognizes asset retirement obligations in the period in which they are incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Company depreciates, on a straight-line basis, the amount added to property and equipment and recognizes accretion expense in connection with the discounted liability over the various remaining lives which range from approximately four to twenty-five years. The estimated liability has been based on historical experience in decommissioning nuclear laundry facilities, estimated useful lives of the underlying assets, external vendor estimates as to the cost to decommission these assets in the future, and federal and state regulatory requirements.

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

The Company’s effective income tax rate was 39.1% and 38.5% for the thirty-nine and thirteen weeks ended May 27, 2006, respectively, as compared to 38.0% for the thirty-nine and thirteen weeks ended May 28, 2005. The increase in the effective income tax rate was primarily due to $0.3 million of tax reserves booked in the thirty-nine weeks ended May 27, 2006 related to tax exposure identified by the Company.

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

For the basic earnings per share calculation, net income available to the Company’s shareholders is allocated among the Company’s two classes of common stock: Common Stock and Class B Common Stock. The allocation among each class is based upon the two-class method. The following table shows how net income is allocated using this method:

	Thirty-Nine Weeks Ended		Thirteen Weeks Ended

	May 27,	May 28,	May 27,	May 28,
	2006	2005	2006	2005

Net income available to shareholders	$28,635	$35,219	$10,918	$11,802

Allocation of net income for Basic:
Common Stock	$16,064	$19,191	$6,173	$6,468
Class B Common Stock	12,571	16,028	4,745	5,334
	$28,635	$35,219	$10,918	$11,802

The diluted earnings per share calculation assumes the conversion of all the Company’s Class B Common Stock into Common Stock, so no allocation of earnings to Class B Common Stock is required.

The following table illustrates the weighted average number of Common and Class B Common shares outstanding during the thirty-nine and thirteen weeks ended May 27, 2006 and May 28, 2005 and is utilized in the calculation of earnings per share:

	Thirty-Nine Weeks Ended		Thirteen Weeks Ended

	May 27,	May 28,	May 27,	May 28,
	2006	2005	2006	2005

Weighted average number of Common shares — Basic	9,726	9,401	9,814	9,467
Add: effect of dilutive potential common shares — employee Common Stock options	74	89	68	111
Add: effect assuming conversion of Class B Common shares into Common Stock	9,515	9,814	9,429	9,758

Weighted average number of Common shares — Diluted	19,315	19,304	19,311	19,336

Weighted average number of Class B Common shares — Basic	9,515	9,814	9,429	9,758

Stock options to purchase 70,900 shares of Common Stock were not included in the calculation of diluted earnings per share for the thirty-nine and thirteen weeks ended May 27, 2006 because they were anti-dilutive.

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

Effective August 28, 2005, the Company adopted SFAS No. 123R, Share-Based Payment, under the modified prospective method as described in SFAS No. 123R. Under this transition method, compensation expense recognized in the thirty-nine and thirteen weeks ended May 27, 2006 includes compensation expense for all stock-based payments granted subsequent to the Company’s adoption of SFAS 123R and for all stock-based payments granted prior to August 28, 2005, but which were not yet fully vested as of that date, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123. Accordingly, prior period financial statements have not been restated. The total amount of compensation expense recognized in the thirty-nine and thirteen weeks ended May 27, 2006 was $0.5 million and $0.1 million, respectively, which was recorded in the consolidated statement of operations in both operating costs and selling and administrative expenses. The adoption of SFAS No. 123R had no effect on the Company’s cash flows for the thirty-nine or thirteen weeks ended May 27, 2006.

As a result of adopting SFAS No. 123R on August 28, 2005, the Company’s income before income taxes and net income were lower for the thirty-nine weeks ended May 27, 2006 by $0.5 million and $0.3 million, respectively, and were lower for the thirteen weeks ended May 27, 2006 by $0.1 million and $0.1 million, respectively, than if it had continued to account for share-based compensation under APB No. 25. Basic earnings per share for Common Stock and Class B Common Stock and diluted earnings per share for Common Stock were all lower for the thirty-nine weeks ended May 27, 2006 by $0.02 than if the Company had continued to account for share-based compensation under APB No. 25. Basic earning per share for Class B Common Stock was lower for the thirteen weeks ended May 27, 2006 by $0.01 than if the Company had continued to account for share-based compensation under APB No. 25. The adoption of SFAS 123R had no effect on basic or diluted earnings per share for Common Stock for the thirteen weeks ended May 27, 2006.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair-value recognition provisions required by SFAS No. 123R for the thirty-nine and thirteen weeks ended May 28, 2005.

	Thirty-Nine	Thirteen
	Weeks Ended	Weeks Ended
	May 28,	May 28,
	2005	2005

Net income	$35,219	$11,802
Less: pro forma compensation expense, net of tax	(237)	(48)

Pro forma net income	$34,982	$11,754

As reported:
Basic net income per weighted average Common share:	$2.04	$0.68
Basic net income per weighted average Class B Common share:	$1.63	$0.55
Diluted net income per weighted average Common share:	$1.82	$0.61

Pro-forma:
Basic net income per weighted average Common share:	$2.03	$0.68
Basic net income per weighted average Class B Common share:	$1.62	$0.54
Diluted net income per weighted average Common share:	$1.81	$0.61

As prescribed by SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. For the thirty-nine weeks ended May 27, 2006 and May 28, 2005, the following weighted average assumptions were used:

	Thirty-Nine Weeks Ended

	May 27,	May 28,
	2006	2005

Risk-free interest rate	4.47%	4.13%
Expected dividend yield	0.77%	0.76%
Expected life in years	7.5	7.5
Expected volatility	38.5%	38.0%

There were no options granted during either the thirteen weeks ended May 27, 2006 or May 28, 2005.

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

2. Comprehensive Income

The components of comprehensive income are as follows:

	Thirty-Nine Weeks Ended		Thirteen Weeks Ended

	May 27,	May 28,	May 27,	May 28,
	2006	2005	2006	2005

Net income	$28,635	$35,219	$10,918	$11,802
Other comprehensive income:
Foreign currency translation adjustments	2,656	1,590	1,040	(446)

Comprehensive income	$31,291	$36,809	$11,958	$11,356

3. Acquisitions

On September 2, 2003, the Company completed its acquisition of 100% of Textilease Corporation (“Textilease”) for $175.6 million in cash. At the time of acquisition, management initiated a plan to integrate the Textilease facilities into existing operations. Included in the purchase price allocation was an accrual for exit costs and employee termination benefits. As of May 27, 2006 and August 27, 2005, the remaining accrual balances of $0.4 million and $1.3 million, respectively, are included in accrued liabilities in the accompanying consolidated balance sheets. The Company expects to incur substantially all of the remaining costs by the end of fiscal year 2006.

During the thirty-nine weeks ended May 27, 2006, the Company completed thirteen acquisitions with an aggregate purchase price of approximately $34.1 million. The results of operations of these acquisitions have been included in the Company’s consolidated financial results since their respective acquisition dates. None of these acquisitions were significant, individually or in the aggregate, in relation to the Company’s consolidated financial results and, therefore, pro forma financial information has not been presented.

4. Derivative Instruments and Hedging Activities

The Company had entered into an interest rate swap agreement to manage its exposure to movements in interest rates on its variable rate debt. The Company reflected all changes in the fair value of the swap agreement in earnings in the period of change. The swap agreement, with a notional amount of $40.0 million, matured October 13, 2004. The Company paid a fixed rate of 6.38% and received a variable rate tied to the three month LIBOR rate. The Company recorded, in the interest rate swap income line item of its consolidated statements of income, income of $0.2 million for the thirty-nine weeks ended May 28, 2005 for the changes in the fair value of the $40.0 million swap. There was no effect on income for the thirty-nine weeks ended May 27, 2006 or for the thirteen weeks ended May 27, 2006 and May 28, 2005, for the changes in the fair value of the $40.0 million swap. As of May 27, 2006, there were no interest rate swap agreements outstanding.

5. Employee Benefit Plans

Defined Contribution Retirement Savings Plan

The Company has a defined contribution retirement savings plan with a 401(k) feature for all eligible employees not under collective bargaining agreements. The Company matches a portion of the employee’s contribution and can make an additional contribution at its discretion. Contributions charged to expense under the plan for the thirty-nine weeks ended May 27, 2006 and May 28, 2005 were $6.3 million and $5.8 million, respectively. Contributions charged to expense under the plan for the thirteen weeks ended May 27, 2006 and May 28, 2005 were $1.9 million and $1.9 million, respectively.

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

The Company maintains an unfunded Supplemental Executive Retirement Plan (“SERP”) for certain eligible employees of the Company. The benefits are based on the employee’s compensation upon retirement. The amounts charged to expense related to this plan for the thirty-nine weeks ended May 27, 2006 and May 28, 2005 were $0.7 million and $0.4 million, respectively. The amounts charged to expense related to this plan for the thirteen weeks ended May 27, 2006 and May 28, 2005 were $0.3 million and $0.1 million, respectively.

The Company maintains a non-contributory defined benefit pension plan (“UniFirst Plan”) covering union employees at one of its locations. The benefits are based on years of service and the employee’s compensation. The plan assets primarily consist of fixed income and equity securities. The amounts charged to expense related to this plan for the thirty-nine weeks ended May 27, 2006 and May 28, 2005 were $0.1 million and $0.0 million, respectively. The amounts charged to expense related to this plan for the thirteen weeks ended May 27, 2006 and May 28, 2005 were nominal.

In connection with the acquisition of Textilease in fiscal year 2004, the Company assumed liabilities related to a frozen pension plan covering many former Textilease employees (“Textilease Plan”). The pension benefits are based on years of service and the employee’s compensation.  The plan assets primarily consist of fixed income and equity securities. The amounts charged to expense related to this plan for the thirty-nine and thirteen weeks ended May 27, 2006 and May 28, 2005 were nominal.

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

The Company has recognized as a liability the present value of the estimated future costs to decommission its nuclear laundry facilities in accordance with the provisions of SFAS No. 143. The Company depreciates, on a straight-line basis, the amount added to property and equipment and recognizes accretion expense in connection with the discounted liability over the various remaining lives which range from approximately four to twenty-five years.

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

The change in the Company’s decommissioning liability for the thirty-nine weeks ended May 27, 2006 is as follows:

Balance as of August 27, 2005	$6,918
Accretion expense	302
Change in estimate of liability	771
Asset retirement costs incurred	(1,094)

Balance as of May 27, 2006	$6,897

As of May 27, 2006, the $6.9 million asset retirement obligation is included in accrued liabilities in the accompanying consolidated balance sheet.

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

Under environmental laws, an owner or lessee of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances located on, or in, or emanating from such property, as well as related costs of investigation and property damage. Such laws often impose liability without regard to whether the owner or lessee knew of, or was responsible for, the presence of such hazardous or toxic substances. There can be no assurances that acquired or leased locations have been operated in compliance with environmental laws and regulations or that future uses or conditions will not result in the imposition of liability upon the Company under such laws or expose the Company to third-party actions such as tort suits. The Company continues to address environmental conditions under terms of consent orders negotiated with the applicable environmental authorities or otherwise with respect to sites located in or related to Woburn, Massachusetts, Uvalde, Texas, Springfield, Massachusetts, Stockton, California, and three sites related to former operations in Williamstown, Vermont.

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

For environmental liabilities that have been discounted, the Company includes interest accretion, based on the effective interest method, in operating costs on the consolidated statements of income. The changes to the Company’s environmental liabilities for the thirty-nine weeks ended May 27, 2006 are as follows:

Balance as of August 27, 2005	$9,326
Costs incurred for which reserves have been provided	(653)
Insurance proceeds received	123
Interest accretion	350
Revision in estimates	100

Balance as of May 27, 2006	$9,246

Anticipated payments and insurance proceeds of currently identified environmental remediation liabilities as of May 27, 2006, for the next five fiscal years and thereafter as measured in current dollars, are reflected below.

	Fiscal Year ended August

	2006	2007	2008	2009	2010	Thereafter	Total
Estimated costs – current dollars	$1,311	$1,890	$1,793	$928	$773	$9,005	$15,700

Estimated insurance proceeds	(124)	(247)	(247)	(266)	(247)	(3,818)	(4,949)

Net anticipated costs	$1,187	$1,643	$1,546	$662	$526	$5,187	$10,751

Effect of Inflation							3,321
Effect of Discounting							(4,826)

Balance, May 27, 2006							$9,246

Estimated insurance proceeds are primarily received from an annuity received as part of a legal settlement with an insurance company. Annual proceeds of approximately $0.3 million are deposited into an escrow account which funds remediation and monitoring costs for three sites related to former operations in Williamstown, Vermont. Annual proceeds received but not expended in the current year accumulate in this account and may be used in future years for costs related to this site through the year 2027. As of May 27, 2006, the balance in this escrow account, which is held in a trust and is not recorded on the Company’s consolidated balance sheet, was approximately $2.0 million. Also included in estimated insurance proceeds are amounts the Company is entitled to receive pursuant to legal settlements as reimbursements from three insurance companies for estimated costs at the site in Uvalde, Texas.

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

8. Common Stock Options

The Company adopted an incentive stock option plan (the “Plan”) in November 1996 and reserved 150,000 shares of Common Stock for issue under the Plan. In January of 2002, the Company increased the number of shares of Common Stock reserved for issuance under the Plan to 450,000. Options granted under the Plan, through May 27, 2006, are at a price equal to the fair market value of the Company’s Common Stock on the date of grant. Options granted prior to fiscal 2003 are subject to a proportional four-year vesting schedule and expire eight years from the grant date. Options granted beginning in fiscal 2003 and thereafter are subject to a five-year cliff-vesting schedule under which options become vested or exercisable after five years from date of grant and expire ten years after the grant date. Compensation expense for all option grants, whether proportional four-year vesting or five-year cliff-vesting, is recognized ratably over the related vesting period starting in fiscal 2006. Certain options were granted during fiscal 2006, 2005 and 2004 to outside directors of the Company, which were fully vested upon grant and expire ten years after the grant date. Compensation expense related to the 2006 grants was recognized on the date of grant.

The following table summarizes the Common Stock option activity for the thirty-nine weeks ended May 27, 2006:

	Number of	Weighted Average
	Shares	Exercise Price

Outstanding at August 27, 2005	239,875	$21.83

Granted	65,400	34.83
Exercised	(2,450)	19.46
Forfeited	—	—

Outstanding at November 26, 2005	302,825	$24.66

Granted	6,000	33.13
Exercised	(425)	17.55
Forfeited	(8,125)	22.46

Outstanding at February 25, 2006	300,275	$24.90

Granted	—	—
Exercised	(5,900)	14.56
Forfeited	(2,000)	26.82

Outstanding at May 27, 2006	292,375	$25.09

Exercisable at May 27, 2006	70,875	$17.63

The following table summarizes information relating to currently outstanding and exercisable stock options as of May 27, 2006:

		Outstanding Options		Exercisable Options
Range of Exercise Prices	Number Outstanding	Average Remaining Option Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 10.06 - 15.13	31,875	1.87	$12.53	31,875	$12.53
17.55 - 20.13	72,300	5.39	19.18	26,000	17.55
24.35 - 34.83	188,200	8.53	29.49	13,000	30.27
$ 10.06 - 34.83	292,375	7.03	$25.09	70,875	$17.63

The following table summarizes the status of the Company’s nonvested shares since August 27, 2005:

	Nonvested Options
	Number of	Weighted Average
	Shares	Exercise Price

Nonvested at August 27, 2005	173,375	$24.11

Granted	65,400	34.83
Vested	(8,525)	18.10
Forfeited	—	—

Nonvested at November 26, 2005	230,250	$27.38

Granted	—	—
Vested	—	—
Forfeited	(6,750)	24.19

Nonvested at February 25, 2006	223,500	$27.47

Granted	—	—
Vested	—	—
Forfeited	(2,000)	26.82

Nonvested at May 27, 2006	221,500	$27.48

9. Shareholders’ Equity

The Company has two classes of common stock: Common Stock and Class B Common Stock. Each share of Common Stock is entitled to one vote, is freely transferable, and is entitled to a cash dividend equal to 125% of any cash dividend paid on each share of Class B Common Stock. Each share of Class B Common Stock is entitled to ten votes and can be converted to Common Stock on a share-for-share basis. However, until converted to Common Stock, Class B Common shares are not freely transferable. For the thirty-nine weeks ended May 27, 2006, a total of 222,042 shares of Class B Common Stock were converted to Common Stock.

10. Segment and Geographic Information

Segment Information

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information of those segments to be presented in interim financial reports issued to stockholders. Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the chief operating decision-maker, or decision-making group, in making decisions on how to allocate resources and assess performance. The Company’s chief operating decision maker, as defined under SFAS No. 131, is the Company’s chief executive officer. The Company has six operating segments based on the information reviewed by its chief executive officer; US Rental and Cleaning, Canadian Rental and Cleaning, Manufacturing (MFG), Corporate, Specialty Garments Rental and Cleaning (Specialty Garments) and First Aid. The US Rental and Cleaning and Canadian Rental and Cleaning operating segments have been combined to form the US and Canadian Rental and Cleaning reporting segment, and as a result, the Company has five reporting segments.

The US and Canadian Rental and Cleaning reporting segment purchases, rents, cleans, delivers and sells, uniforms and protective clothing and non-garment items in the United States and Canada. The laundry locations of the US and Canadian Rental and Cleaning reporting segment are referred to by the Company as “industrial laundries” or “industrial laundry locations.”

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

The Company refers to the US and Canadian Rental and Cleaning, MFG, and Corporate reporting segments combined as its “core laundry operations,” which is included as a subtotal in the following tables.

	US and
For the thirty-nine	Canadian				Subtotal
weeks ended	Rental and		Net Interco		Core Laundry	Specialty
May 27, 2006	Cleaning	MFG	MFG Elim	Corporate	Operations	Garments	First-Aid	Total
Revenues	$546,441	$52,973	$(52,973)	$4,319	$550,760	$40,000	$22,671	$613,431

Income (loss) from operations	$76,917	$17,627	$131	$(42,658)	$52,017	$516	$1,357	$53,890

Interest (income) expense, net	$(1,185)	$(16)	$—	$7,980	$6,779	$62	$—	$6,841

Income (loss) before taxes	$78,102	$17,643	$131	$(50,638)	$45,238	$454	$1,357	$47,049

	US and
For the thirty-nine	Canadian				Subtotal
weeks ended	Rental and		Net Interco		Core Laundry	Specialty
May 28, 2005	Cleaning	MFG	MFG Elim	Corporate	Operations	Garments	First-Aid	Total
Revenues	$498,964	$41,172	$(41,172)	$4,774	$503,738	$50,683	$20,654	$575,075

Income (loss) from operations	$74,956	$15,463	$(70)	$(39,694)	$50,655	$10,089	$991	$61,735

Interest (income) expense, net	$(1,034)	$—	$—	$5,908	$4,874	$61	$(7)	$4,928

Income (loss) before taxes	$75,990	$15,463	$(70)	$(45,602)	$45,781	$10,028	$998	$56,807

	US and
For the thirteen	Canadian				Subtotal
weeks ended	Rental and		Net Interco		Core Laundry	Specialty
May 27, 2006	Cleaning	MFG	MFG Elim	Corporate	Operations	Garments	First-Aid	Total
Revenues	$186,910	$19,390	$(19,390)	$1,350	$188,260	$15,453	$8,225	$211,938

Income (loss) from operations	$27,219	$6,410	$(623)	$(14,268)	$18,738	$853	$739	$20,330

Interest (income) expense, net	$(387)	$(4)	$—	$2,949	$2,558	$19	$—	$2,577

Income (loss) before taxes	$27,606	$6,414	$(623)	$(17,217)	$16,180	$834	$739	$17,753

	US and
For the thirteen	Canadian				Subtotal
weeks ended	Rental and		Net Interco		Core Laundry	Specialty
May 28, 2005	Cleaning	MFG	MFG Elim	Corporate	Operations	Garments	First-Aid	Total
Revenues	$168,693	$14,957	$(14,957)	$1,091	$169,784	$19,059	$7,114	$195,957

Income (loss) from operations	$24,975	$5,627	$(560)	$(13,817)	$16,225	$4,325	$353	$20,903

Interest (income) expense, net	$(345)	$—	$—	$2,198	$1,853	$20	$(7)	$1,866

Income (loss) before taxes	$25,320	$5,627	$(560)	$(16,015)	$14,372	$4,305	$360	$19,037

Geographic Information

The Company’s long-lived assets as of May 27, 2006 and August 27, 2005, and revenues and income before income taxes for the thirteen and thirty-nine weeks ended May 27, 2006 and May 28, 2005, were attributed to the following countries:

	May 27,	August 27,
	2006	2005
Long-lived assets as of:
United States	$550,713	$522,530
Europe, Canada, and Mexico (1)	36,116	31,270
Total	$586,829	$553,800

	Thirty-Nine Weeks Ended		Thirteen Weeks Ended

	May 27,	May 28,	May 27,	May 28,
	2006	2005	2006	2005

Revenues:
United States	$562,657	$534,092	$192,703	$181,271
Europe, Canada, and Mexico (1)	50,774	40,983	19,235	14,686
	$613,431	$575,075	$211,938	$195,957

Income before income taxes:
United States	$39,889	$52,520	$15,046	$17,677
Europe, Canada, and Mexico	7,160	4,287	2,707	1,360
	$47,049	$56,807	$17,753	$19,037

(1) No country accounts for greater than 10% of total long-lived assets or revenues.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Business Overview

UniFirst is one of the largest providers of workplace uniforms and protective clothing in the United States. The Company designs, manufactures, personalizes, rents, cleans, delivers, and sells a wide range of uniforms and protective clothing, including shirts, pants, jackets, coveralls, lab coats, smocks and aprons, and also rents industrial wiping products, floor mats and other non-garment items, and provides first aid cabinet services and other safety supplies, to a variety of manufacturers, retailers and service companies.

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

The Company continues to expand into additional geographic markets through acquisitions and organic growth. The Company currently operates 189 locations which service 95 of the top 100 and 218 of the top 250 US markets. In addition, the Company’s Specialty Garments Division also provides nuclear decontamination services in Europe.

As discussed and described in Note 10 to the consolidated financial statements, the Company has five reporting segments, US and Canadian Rental and Cleaning, Manufacturing (MFG), Corporate, Specialty Garments and First Aid. The laundry locations of the US and Canadian Rental and Cleaning reporting segment are referred to by the Company as “industrial laundries” or “industrial laundry locations.” The Company refers to the US and Canadian Rental and Cleaning, MFG, and Corporate reporting segments combined as its “core laundry operations.”

Results of Operations

The following table presents, as a percent of total revenue, certain selected financial data for the thirty-nine and thirteen weeks ended May 27, 2006 and May 28, 2005:

	Thirteen weeks ended					Thirty-nine weeks ended

	May 27, 2006	% of Rev.	May 28, 2005	% of Rev.	% Change	May 27, 2006	% of Rev.	May 28, 2005	% of Rev.	% Change

Revenues	$211,938	100.0%	$195,957	100.0%	8.2%	$613,431	100.0%	$575,075	100.0%	6.7%

Costs and expenses:
Operating costs (1)	135,483	63.9	121,985	62.2	11.1	393,981	64.2	360,180	62.6	9.4
Selling and administrative expenses (1)	44,610	21.1	41,927	21.4	6.4	131,835	21.5	120,288	20.9	9.6
Depreciation and amortization	11,515	5.4	11,142	5.7	3.3	33,725	5.5	32,872	5.7	2.6
	191,608	90.4	175,054	89.3	9.5	559,541	91.2	513,340	89.2	9.0

Income from operations	20,330	9.6	20,903	10.7	(2.7)	53,890	8.8	61,735	10.8	(12.7)

Other expense (income)	2,577	1.2	1,866	1.0	38.1	6,841	1.1	4,928	0.9	38.8

Income before income taxes	17,753	8.4	19,037	9.7	(6.7)	47,049	7.7	56,807	9.9	(17.2)
Provision for income taxes	6,835	3.2	7,235	3.7	(5.5)	18,414	3.0	21,588	3.8	(14.7)

Net income	$10,918	5.2%	$11,802	6.0%	(7.5)%	$28,635	4.7%	$35,219	6.1%	(18.7)%

(1)	Exclusive of depreciation and amortization

General

UniFirst Corporation (the “Company”) derives its revenues through the design, manufacture, personalization, rental, cleaning, delivering, and selling of a wide range of uniforms and protective clothing, including shirts, pants, jackets, coveralls, lab coats, smocks and aprons. The Company also rents industrial wiping products, floor mats, facility service products, other non-garment items, and provides first aid cabinet services and other safety supplies, to a variety of manufacturers, retailers and service companies. The Company has five reporting segments, US and Canadian Rental and Cleaning, Manufacturing (“MFG”), Corporate, Specialty Garments Rental and Cleaning (“Specialty Garments”), and First Aid. The Company refers to the US and Canadian Rental and Cleaning, MFG, and Corporate reporting segments combined as its “core laundry operations.”

Operating costs include merchandise costs related to the amortization of rental merchandise in service and direct sales as well as labor and other production, service and delivery costs, and distribution costs associated with operating the Company’s core laundry operations, Specialty Garments facilities, and First Aid locations. Selling and administrative costs include costs related to the Company’s sales and marketing functions as well as general and administrative costs associated with the Company’s corporate offices and operating locations including information systems, engineering, materials management, manufacturing planning, finance, budgeting, and human resources.

Revenues.

	May 27,	May 28,	Dollar	Percent
	2006	2005	Change	Change
	(In millions, except percentages)

Thirty-nine weeks ended	$613.4	$575.1	$38.3	6.7%
Thirteen weeks ended	$211.9	$196.0	$15.9	8.2%

For the thirty-nine weeks ended May 27, 2006, revenues increased by $38.3 million from the comparable period in 2005, or 6.7%. This increase was primarily due to organic growth within the core laundry operations, which accounted for a 6.6% increase in revenue, and acquisition-related revenues, which resulted in an increase in revenues of 1.6%. First Aid also accounted for a 0.4% increase in revenues. These increases were offset by a 21.1% decline in Specialty Garments revenues, which resulted in a 1.9% decrease in consolidated revenues, and was primarily due to the conclusion of a significant contract in fiscal 2005.

Revenues increased from $196.0 million for the thirteen weeks ended May 28, 2005 to $211.9 million for the thirteen weeks ended May 27, 2006, or 8.2%. This increase was also primarily due to organic growth within the core laundry operations, which accounted for a 7.8% increase in revenue, and acquisition-related revenues, which accounted for an increase in revenues of 1.6%. First Aid also accounted for a 0.6% increase in revenues. These increases were offset by an 18.9% decline in Specialty Garments revenues, which resulted in a 1.8% decrease in consolidated revenues, and was also primarily due to the conclusion of the significant contract in fiscal 2005.

Operating costs.

	May 27,	May 28,	Dollar	Percent
	2006	2005	Change	Change
	(In millions, except percentages)

Thirty-nine weeks ended	$394.0	$360.2	$33.8	9.4%
Percentage of total revenues	64.2%	62.6%
Thirteen weeks ended	$135.5	$122.0	$13.5	11.1%
Percentage of total revenues	63.9%	62.2%

Operating costs increased to $394.0 million, or 64.2% of revenues, for the thirty-nine weeks ended May 27, 2006 as compared to $360.2 million, or 62.6% of revenues, for the thirty-nine weeks ended May 28, 2005. For the thirteen weeks ended May 27, 2006, operating costs increased to $135.5 million, or 63.9% of revenues, compared to $122.0 million, or 62.2% of revenues, for the comparable period in 2005. The increase in costs as a percent of revenue for both periods was primarily attributable to higher energy costs associated with operating our industrial laundries and our fleet of delivery vehicles, somewhat offset by a decrease in production payroll and payroll-related costs. Overall operating costs from Specialty Garments increased as a percent of revenues due to its decrease in revenues, and for the thirty-nine weeks ended May 27, 2006, the decrease in Specialty Garment revenues was compounded by an incremental $0.8 million in expense the Specialty Garments segment incurred related to the decommissioning of two of its facilities.

Selling and administrative expense.

	May 27,	May 28,	Dollar	Percent
	2006	2005	Change	Change
	(In millions, except percentages)

Thirty-nine weeks ended	$131.8	$120.3	$11.5	9.6%
Percentage of total revenues	21.5%	20.9%
Thirteen weeks ended	$44.6	$41.9	$2.7	6.4%
Percentage of total revenues	21.1%	21.4%

Selling and administrative expenses increased to $131.8 million, or 21.5% of revenues, for the thirty-nine weeks ended May 27, 2006 from $120.3 million, or 20.9% of revenues, for the thirty-nine weeks ended May 28, 2005. The increase in selling and administrative expenses as a percent of revenues was primarily due to an increase in the sales force within the US and Canadian Rental and Cleaning segment. The growth within the sales force is the result of the Company’s continued effort to foster revenue growth. This increase in selling payroll costs was somewhat offset by a $0.6 million gain from the sale of one of the Company’s industrial laundry facilities. In addition, overall selling and administrative costs associated with the Company’s Specialty Garments segment increased as a percentage of revenues due to the large decrease in revenues discussed above.

For the thirteen weeks ended May 27, 2006, selling and administrative costs decreased to 21.1% of revenues, or $44.6 million, compared to 21.4% of revenues, or $41.9 million, for the comparable period in 2005. The decrease was primarily due to a $0.6 million gain from the sale of one of the Company’s industrial laundry facilities and foreign exchange gains realized as a result of fluctuations in exchange rates. These decreases were offset by increased selling payroll costs due to the Company’s investment in its sales force. The increase in the payroll costs was not as significant in the thirteen weeks ended May 27, 2006 as it had been in the prior two quarters. In addition, overall selling and administrative costs associated with the Company’s Specialty Garments segment increased as a percentage of revenues due to the decrease in revenues discussed above.

Depreciation and amortization.

	May 27,	May 28,	Dollar	Percent
	2006	2005	Change	Change
	(In millions, except percentages)

Thirty-nine weeks ended	$33.7	$32.9	$0.8	2.6%
Percentage of total revenues	5.5%	5.7%
Thirteen weeks ended	$11.5	$11.1	$0.4	3.3%
Percentage of total revenues	5.4%	5.7%

The Company’s depreciation and amortization expense increased to $33.7 million, or 5.5% of revenue, for the thirty-nine weeks ended May 27, 2006 from $32.9 million, or 5.7% of revenues, for the thirty-nine weeks ended May 28, 2005. For the thirteen weeks ended May 27, 2006, depreciation and amortization expense increased to $11.5 million, or 5.4% of revenue, compared to $11.1 million, or 5.7% of revenues, for the comparable period in 2005. The increase in depreciation and amortization expense for both the thirty-nine and thirteen weeks ended May 27, 2006 was due to normal capital expenditure and acquisition activity.

Income from Operations.

	May 27,	May 28,	Dollar	Percent
	2006	2005	Change	Change
	(In millions, except percentages)

Thirty-nine weeks ended	$53.9	$61.7	$(7.8)	(12.7)%
Percentage of total revenues	8.8%	10.8%
Thirteen weeks ended	$20.3	$20.9	$(0.6)	(2.7)%
Percentage of total revenues	9.6%	10.7%

For the thirty-nine weeks ended May 27, 2006, income from operations decreased to $53.9 million, or $7.8 million, from $61.7 million from the comparable period in 2005. This change was primarily attributable to a decrease in income from operations in Specialty Garments of $9.6 million, which was due to a 21.1% decline in Specialty Garment revenues. As discussed above, this decrease in revenue was primarily attributable to the conclusion of a significant contract in fiscal 2005. Within the thirty-nine weeks ended May 27, 2006, Specialty Garments also incurred incremental expenses of approximately $0.8 million related to the decommissioning of two of its facilities. This decrease was offset by an increase in income from operations from the core laundry operations and First Aid of $1.4 million and $0.4 million respectively, which was primarily attributable to increases in the Core Laundry Operation and First Aid revenues of 9.3% and 9.8%, respectively.

The Company’s income from operations decreased to $20.3 million for the thirteen weeks ended May 27, 2006 from $20.9 million for the thirteen weeks ended May 28, 2005, or $0.6 million. This increase was primarily attributable to a decrease in income from operations in Specialty Garments, which accounted for $3.5 million of the decline. For the thirteen weeks ended May 27, 2006, Specialty Garment revenues decreased by 18.9% as a result of the conclusion of a significant contract within fiscal 2005. The Company’s Core Laundry Operation’s income from operations increased by $2.5 million, or 15.5%, as a result a 10.9% increase in Core Laundry Operation revenues. First Aid’s income from operations increased by $0.4 million as a result of a 15.6% increase in First Aid revenues.

Other expense (income)

	May 27,	May 28,	Dollar	Percent
	2006	2005	Change	Change
	(In millions, except percentages)

Thirty-nine weeks ended	$6.8	$4.9	$1.9	38.8%
Percentage of total revenues	1.1%	0.9%
Thirteen weeks ended	$2.6	$1.9	$0.7	38.1%
Percentage of total revenues	1.2%	1.0%

Other expense (income) includes interest expense, interest income and interest rate swap income.

For the thirty-nine weeks ended May 27, 2006, other expense increased to $6.8 million, or $1.9 million, compared to $4.9 million from the thirty-nine weeks ended May 28, 2005. This increase was primarily attributable to an increase in net interest expense of $1.5 million. Net interest expense increased due to an increase in interest rates compared to the comparable period in 2005 which resulted in an increase in the interest expense on the Company’s variable interest rate on its outstanding borrowings under its $125.0 million Credit Agreement and its Floating Rate Notes. The average debt outstanding in the thirty-nine weeks ended May 27, 2006 was $190.2 million as compared to $179.0 million during the thirty-nine weeks ended May 28, 2005. The remainder of the increase was due to $0.2 million of income that was booked in the thirty-nine weeks ended May 28, 2005 related to changes in the fair value of a $40.0 million interest rate swap that matured in fiscal 2005.

Other expense increased to $2.6 million for the thirteen weeks ended May 27, 2006 from $1.9 million for the thirteen weeks ended May 28, 2005, or $0.7 million. This increase was attributable to an increase in interest rates compared to the comparable period in 2005, discussed above, and its effect on the Company’s variable interest rate on its outstanding borrowings under its $125.0 million Credit Agreement and its Floating Rate Notes. The average debt outstanding in the thirteen weeks ended May 27, 2006 was $198.5 million as compared to $179.9 million during the thirteen weeks ended May 28, 2005.

Provision for income taxes.

	May 27,	May 28,	Dollar
	2006	2005	Change
	(In millions, except percentages)

Thirty-nine weeks ended:	$18.4	$21.6	$(3.2)
Percentage of income before income taxes	39.1%	38.0%
Thirteen weeks ended:	$6.8	$7.2	$(0.4)
Percentage of income before income taxes	38.5%	38.0%

The Company’s effective income tax rate was 39.1% and 38.5% for the thirty-nine and thirteen weeks ended May 27, 2006, respectively, as compared to 38.0% for the thirty-nine and thirteen weeks ended May 28, 2005. The increase in the effective income tax rate was primarily due to $0.3 million of tax reserves booked in the thirty-nine weeks ended May 27, 2006 related to tax exposure identified by the Company.

Liquidity and Capital Resources

General. For the thirty-nine weeks ended May 27, 2006, the Company had a net increase in cash and cash equivalents of $1.6 million. As of May 27, 2006, the Company had cash and cash equivalents of $6.3 million and working capital of $101.6 million. The Company believes that current cash and cash equivalent balances, cash generated from operations and amounts available under the Company’s Credit Agreement (defined below) will be sufficient to meet the Company’s anticipated working capital and capital expenditure requirements for at least the next 12 months.

Sources and uses of cash. During the thirty-nine weeks ended May 27, 2006, the Company generated cash from operating activities of $42.9 million, resulting primarily from net income of $28.6 million, amounts charged for depreciation and amortization of $33.7 million, a net decrease in inventories of $1.9 million and an increase in accounts payable and accrued expenses of $4.2 million, offset by an increase in accounts receivable of $8.8 million, an increase in rental merchandise in service of $12.5 million, an increase in prepaid expenses of $0.7 million and a decrease in accrued income taxes of $5.0 million. The Company used its cash to, among other things, fund $35.2 million in capital expenditures and fund the acquisitions of businesses of approximately $34.1 million. The Company’s long-term debt increased by approximately $27.0 million as a result of $43.1 million of borrowings offset by $16.0 million of payments during the thirty-nine weeks ended May 27, 2006.

Long-term debt and borrowing capacity. On June 14, 2004, the Company issued $165.0 million of fixed and floating rate notes pursuant to a Note Purchase Agreement (“Note Agreement”). Under the Note Agreement, the Company issued $75.0 million of notes with a seven year term bearing interest at approximately 5.3% (“Fixed Rate Notes”). The Company also issued $90.0 million of floating rate notes due in ten years (“Floating Rate Notes”). Of the Floating Rate Notes, $75.0 million bear interest at LIBOR plus 70 basis points and may be repaid at face value two years from the date they were issued. The remaining $15.0 million of Floating Rate Notes were prepaid in September 2005.

The Company also has a $125.0 million unsecured revolving credit agreement (“Credit Agreement”), with a syndicate of banks, which matures September 2, 2007, and bears interest at floating rates which vary based on the Company’s funded debt ratio. At May 27, 2006, the interest rate applicable to the Company’s borrowings under the Credit Agreement was LIBOR plus 87.5 basis points, which approximated 5.9%. As of May 27, 2006, the Company had outstanding borrowings of $52.0 million, letters of credit of $28.6 million and $44.4 million available for borrowing. Availability of credit requires compliance with financial and other covenants. Under the most restrictive of these provisions, the Company was required to maintain minimum consolidated tangible net worth as of May 27, 2006 of $152.7 million. As of May 27, 2006, the Company’s consolidated tangible net worth was $171.1 million and the Company was in compliance with all covenants under the Note Agreement and the Credit Agreement.

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

Under environmental laws, an owner or lessee of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances located on, or in, or emanating from, such property, as well as related costs of investigation and property damage. Such laws often impose liability without regard to whether the owner or lessee knew of, or was responsible for, the presence of such hazardous or toxic substances. There can be no assurances that acquired or leased locations have been operated in compliance with environmental laws and regulations or that future uses or conditions will not result in the imposition of liability upon the Company under such laws or expose the Company to third-party actions such as tort suits. The Company continues to address environmental conditions under terms of consent orders negotiated with the applicable environmental authorities or otherwise with respect to sites located in or related to Woburn, Massachusetts, Uvalde, Texas, Springfield, Massachusetts, Stockton, California, and three sites related to former operations in Williamstown, Vermont.

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

For environmental liabilities that have been discounted, the Company includes interest accretion, based on the effective interest method, in operating costs on the consolidated statements of income. The changes to the Company’s environmental liabilities for the thirty-nine weeks ended May 27, 2006 are as follows (in thousands):

Balance as of August 27, 2005	$9,326
Costs incurred for which reserves have been provided	(653)
Insurance proceeds received	123
Interest accretion	350
Revision in estimates	100

Balance as of May 27, 2006	$9,246

Anticipated payments and insurance proceeds of currently identified environmental remediation liabilities as of May 27, 2006, for the next five fiscal years and thereafter as measured in current dollars, are reflected below.

	Fiscal Year ended August

	2006	2007	2008	2009	2010	Thereafter	Total
Estimated costs – current dollars	$1,311	$1,890	$1,793	$928	$773	$9,005	$15,700

Estimated insurance proceeds	(124)	(247)	(247)	(266)	(247)	(3,818)	(4,949)

Net anticipated costs	$1,187	$1,643	$1,546	$662	$526	$5,187	$10,751

Effect of Inflation							3,321
Effect of Discounting							(4,826)

Balance, May 27, 2006							$9,246

Estimated insurance proceeds are primarily received from an annuity received as part of a legal settlement with an insurance company. Annual proceeds of approximately $0.3 million are deposited into an escrow account which funds remediation and monitoring costs for three sites related to former operations in Williamstown, Vermont. Annual proceeds received but not expended in the current year accumulate in this account and may be used in future years for costs related to this site through the year 2027. As of May 27, 2006 the balance in this escrow account, which is held in a trust and is not recorded on the Company’s consolidated balance sheet, was approximately $2.0 million. Also included in estimated insurance proceeds are amounts the Company is entitled to receive pursuant to legal settlements as reimbursements from three insurance companies for estimated costs at the site in Uvalde, Texas.

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

Other

On September 2, 2003, the Company completed its acquisition of 100% of Textilease Corporation (“Textilease”) for $175.6 million in cash. At the time of acquisition, management initiated a plan to integrate the Textilease facilities into existing operations. Included in the purchase price allocation was an accrual for exit costs and employee termination benefits. As of May 27, 2006 and August 27, 2005, the remaining accrual balances of $0.4 million and $1.3 million, respectively, are included in accrued liabilities in the accompanying consolidated balance sheets. The Company expects to incur substantially all of the remaining costs by the end of fiscal year 2006.

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

Goodwill, Intangibles and Other Long-Lived Assets

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized. SFAS No. 142 requires that companies test goodwill for impairment on an annual basis. In addition, SFAS 142 also requires that companies test goodwill if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit to which goodwill is assigned below its carrying amount. The Company’s evaluation considers changes in the operating environment, competitive information, market trends, operating performance and cash flow modeling. Management completes its annual impairment test in the fourth quarter of each fiscal year and there have been no impairments of goodwill or indefinite-lived intangible assets in the thirty-nine weeks ended May 27, 2006 or the year ended August 27, 2005. Future events could cause management to conclude that impairment indicators exist and that goodwill or other intangibles associated with previously acquired businesses are impaired. Any resulting impairment loss could have a material impact on our financial condition and results of operations.

Property and equipment and definite-lived intangible assets are depreciated or amortized over their useful lives. Useful lives are based on management estimates of the period that the assets will generate revenue. Long-lived assets are evaluated for impairment whenever events or circumstances indicate an asset may be impaired. There have been no material impairments of property and equipment, or definite-lived intangible assets in the thirty-nine weeks ended May 27, 2006 or the year ended August 27, 2005.

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

Asset Retirement Obligations

The Company follows the provisions of SFAS No. 143, Accounting for Asset Retirement Obligations, which generally applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset. Under this accounting method, the Company recognizes asset retirement obligations in the period in which they are incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Company depreciates, on a straight-line basis, the amount added to property and equipment and recognizes accretion expense in connection with the discounted liability over the various remaining lives which range from approximately four to twenty-five years.

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

Contractual Obligations and Other Commercial Commitments

As of May 27, 2006, there were no material changes in the Company's contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended August 27, 2005.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

Management has determined that all of the Company’s foreign subsidiaries operate primarily in local currencies that represent the functional currencies of the subsidiaries. All assets and liabilities of foreign subsidiaries are translated into U.S. dollars using the exchange rate prevailing at the balance sheet date. The effect of exchange rate fluctuations on the translation of assets and liabilities are recorded as a component of stockholders’ equity. Income and expense accounts are translated at average exchange rates during the year. As such, the Company’s financial condition and operating results are affected by fluctuations in the value of the U.S. dollar as compared to currencies in foreign countries. Revenue denominated in currencies other than the U.S. dollar represented approximately 8% and 9% of total consolidated revenues for the thirty-nine and thirteen weeks ended May 27, 2006, respectively, and total assets denominated in currencies other than the U.S. dollar represented approximately 8% and 7% of total consolidated assets at May 27, 2006 and August 27, 2005, respectively. If exchange rates had changed by 10% from the actual rates in effect during the thirty-nine and thirteen weeks ended May 27, 2006, the Company’s revenues for the thirty-nine and thirteen weeks ended would have changed by approximately $5.1 million and $1.9 million, respectively, and assets as of May 27, 2006 and August 27, 2005 would have changed by approximately $6.3 million and $5.2 million, respectively.

The Company does not operate a hedging program to mitigate the effect of a significant rapid change in the value of the Canadian Dollar, Euro, British Pound, or Mexican Peso as compared to the U.S. dollar. Any gains or losses resulting from foreign currency transactions, including exchange rate fluctuations on intercompany accounts, are reported as transaction gains (losses) in selling and administrative expenses. The intercompany payables and receivables are denominated in Canadian Dollars, Euros, British Pounds and Mexican Pesos. During the thirty-nine and thirteen weeks ended May 27, 2006 transaction gains (losses) included in selling and administrative expenses were not material. If the exchange rates had changed by 10% during the thirty-nine and thirteen weeks ended May 27, 2006, the Company would have recognized additional gains of $0.0 million and $0.1 million for the thirty-nine and thirteen weeks ended May 27, 2006, respectively.

Interest Rate Sensitivity

The Company is exposed to market risk from changes in interest rates which may adversely affect its financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, the Company manages exposures through its regular operating and financing activities. The Company is exposed to interest rate risk primarily through its borrowings under its $125.0 million Credit Agreement with a syndicate of banks and its Floating Rate Notes with a group of insurance companies. Under both agreements, the Company borrows funds at variable interest rates based on the Eurodollar rate or LIBOR rates. If the LIBOR and Eurodollar rates fluctuated by 10% from the actual rates in effect during the thirty-nine and thirteen weeks ended May 27, 2006, interest expense would have fluctuated by approximately $0.4 million and $0.2 million from the interest expense recognized for the thirty-nine and thirteen weeks ended May 27, 2006, respectively.

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

Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal control over financial reporting during the thirteen weeks ended May 27, 2006 that have materially affected, or that are reasonably likely to materially affect, its internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

See Note 7, “Contingencies and Commitments,” to the financial statements above for a general description. Reference is made to the “Legal Proceedings” section of the Company’s Annual Report on Form 10-K for the fiscal year ended August 27, 2005.

Item 2. Unregistered Sales of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders:

None.

Item 5. Other Information

None.

ITEM 6. EXHIBITS

10.1***	UniFirst Corporation Unfunded Supplemental Executive Retirement Plan dated as of March 8, 2006

31.1*	Rule 13a-14(a)/15d-14(a) certification of Ronald D. Croatti

31.2*	Rule 13a-14(a)/15d-14(a) certification of John B. Bartlett

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

*	Filed herewith

**	Furnished herewith

***	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Commission on March 8, 2006

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

June 30, 2006	UniFirst Corporation
	By:	/s/ Ronald D. Croatti
Ronald D. Croatti
President and Chief Executive Officer

June 30, 2006	UniFirst Corporation
	By:	/s/ John B. Bartlett
John B. Bartlett
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

10.1***	UniFirst Corporation Unfunded Supplemental Executive Retirement Plan dated as of March 8, 2006

31.1*	Rule 13a-14(a)/15d-14(a) certification of Ronald D. Croatti

31.2*	Rule 13a-14(a)/15d-14(a) certification of John B. Bartlett

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

*	Filed herewith

**	Furnished herewith

***	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed with the Commission on March 8, 2006