Form 10-K
period 2006-08-26
UNIFIRST CORP
filed 2006-11-09
CIK 717954

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended August 26, 2006

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 0-8504

UNIFIRST CORPORATION

(Exact name of registrant as specified in its charter)

Massachusetts	04-2103460
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

68 Jonspin Road

Wilmington, Massachusetts 01887

(Address of principal executive offices)(Zip Code)

Registrant’s telephone number, including area code: (978) 658-8888

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of each exchange on which registered
Common Stock,	New York Stock Exchange
$0.10 par value per share

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐        No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐        No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒        No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐        No ☒

The number of outstanding shares of UniFirst Corporation Common Stock and Class B Common Stock at November 1, 2006 were 14,306,799 and 4,940,849, respectively. The aggregate market value of the voting stock of registrant held by non-affiliates of the registrant on February 25, 2006 (the last business day of the registrant’s most recently completed second fiscal quarter), computed by reference to the closing sale price of such shares on such date, and was approximately $317,074,038.

UniFirst Corporation

Annual Report on Form 10-K

For the fiscal year ended August 26, 2006

Table of Contents
PART I
Documents Incorporated by Reference
Item 1. Business
Item 1A. Risk Factors
Item 1B. Unresolved Staff Comments
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6. Selected Financial Data
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Item 8. Financial Statements and Supplementary Data
Consolidated statements of income for each of the three years in the period ended August 26, 2006
Consolidated balance sheets as of August 26, 2006 and August 27, 2005
Consolidated statements of shareholders' equity for each of the three years in the period ended August 26, 2006
Consolidated statements of cash flows for each of the three years in the period ended August 26, 2006
Notes to consolidated financial statements
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
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13. Certain Relationships and Related Transactions
Item 14. Principal Accounting Fees and Services
PART IV
Item 15. Exhibits, Financial Statement Schedules
Ex-21.1 List of Subsidiaries
Ex-23.1 Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
Ex-31.1 Section 302 Certification of CEO
Ex-31.2 Section 302 Certification of CFO
Ex-32.1 Section 906 Certification of CEO
Ex-32.2 Section 906 Certification of CFO

PART I

DOCUMENTS INCORPORATED BY REFERENCE

Portions of our Proxy Statement for our 2007 Annual Meeting of Shareholders (which will be filed with the Securities and Exchange Commission within 120 days after the close of the 2006 fiscal year) are incorporated by reference into Part III hereof. This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Our actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K.

ITEM 1. BUSINESS

GENERAL

UniFirst Corporation, together with its subsidiaries, hereunder referred to as “we”, “our”, the “Company”, or “UniFirst”, is one of the largest providers of workplace uniforms and protective work wear clothing in the United States. We design, manufacture, personalize, rent, clean, deliver, and sell a wide range of uniforms and protective clothing, including shirts, pants, jackets, coveralls, lab coats, smocks, aprons and specialized protective wear, such as flame resistant and high visibility garments. We also rent industrial wiping products, floor mats, facility service products, restroom supplies, and other non-garment items, and provide first aid cabinet services and other safety supplies, to a variety of manufacturers, retailers and service companies. We serve businesses of all sizes in numerous industry categories. At certain specialized facilities, we also decontaminate and clean work clothes that may have been exposed to radioactive materials and service special clean room protective wear.

Our principal services include providing customers with uniforms and other non-garment items, picking up soiled uniforms or other items on a periodic basis (usually weekly), and delivering, at the same time, cleaned and processed items. We offer uniforms in a wide variety of styles, colors, sizes and fabrics and with personalized emblems selected by the customer. Our centralized services, specialized equipment and economies of scale generally allow us to be more cost effective in providing garment services than customers could be themselves, particularly those customers with high employee turnover rates. During fiscal 2006, we manufactured approximately half of the garments we placed in service. Because we design and manufacture a majority of our own uniforms and protective clothes, we can produce custom garment programs for our larger customers, offer a diverse range of such designs within our standard line of garments and better control the quality, price and speed at which we produce such garments. In addition, among our competitors, we believe we have the largest in-house digital image processing capability, allowing us to convert an image provided by a customer into customized, mass producible embroidered emblems, typically within two days.

We have six operating segments: US Rental and Cleaning, Canadian Rental and Cleaning, Manufacturing (“MFG”), Specialty Garments Rental and Cleaning (“Specialty Garments”), First Aid and Corporate. The US Rental and Cleaning and Canadian Rental and Cleaning operating segments have been combined to form the US and Canadian Rental and Cleaning reporting segment. The US and Canadian Rental and Cleaning reporting segment purchases, rents, cleans, delivers and sells, uniforms and protective clothing and non-garment items in the United States and Canada. The Corporate operating segment consists of costs associated with our distribution center, sales and marketing, information systems, engineering, materials management, manufacturing planning, finance, budgeting, human resources, other general and administrative costs and interest expense. The revenues generated from the Corporate operating segment represent certain direct sales we made directly from our distribution center. The products sold by this operating segment are the same products rented and sold by the US and Canadian Rental and Cleaning reporting segments. The MFG operating segment designs and manufactures uniforms and non-garment items solely for the purpose of providing these goods to the US and Canadian Rental and Cleaning reporting segment. The Specialty Garments operating segment purchases, rents, cleans, delivers and sells, specialty garments and non-garment items primarily for nuclear and clean room applications. The First Aid operating segment sells first aid cabinet services and other safety supplies.

In fiscal 2006, we generated $821.0 million in revenue, of which approximately 90% was derived from the US and Canadian Rental and Cleaning and Corporate segments. Specialty Garments and First Aid accounted for 6% and 4%, respectively, of 2006 revenues.

PRODUCTS AND SERVICES

We provide our customers with personalized workplace uniforms and protective work clothing in a broad range of styles, colors, sizes and fabrics. Our uniform products include shirts, pants, jackets, coveralls, lab coats, smocks, aprons and specialized protective wear, such as flame resistant and high visibility garments. At certain specialized facilities, we also decontaminate and clean clothes which may have been exposed to radioactive materials and service special cleanroom protective wear. We also offer non-garment items and services, such as industrial wiping products, floor mats, dry and wet mops and other textile products.

We offer our customers a range of garment service options, including full-service rental programs in which garments are cleaned and serviced by us, lease programs in which garments are cleaned and maintained by individual employees and purchase programs to buy garments and related items directly. As part of our rental business, we pick up a customer’s soiled uniforms and/or other items on a periodic basis (usually weekly) and deliver back cleaned and processed replacement items. We believe our centralized services, specialized equipment and economies of scale generally allow us to be more cost effective in providing garment and related services than customers would be by themselves, particularly those customers with high employee turnover rates. Our uniform program is intended not only to help our customers foster greater company identity, but to enhance their corporate image and improve employee safety, productivity and morale. We primarily serve our customers pursuant to written service contracts that range in duration from three to five years.

CUSTOMERS

We serve businesses of all sizes in numerous industry categories. During each of the past five years, no single uniform rental customer accounted for more than 1% of our revenues. Our typical customers include automobile service centers and dealers, delivery services, food and general merchandise retailers, food processors and service operations, light manufacturers, maintenance facilities, restaurants, service companies, soft and durable goods wholesalers, transportation companies, and others who require employee clothing for image, identification, protection or utility purposes. Among our largest customers of our conventional uniform rental business are divisions, units, regional operations or franchised agencies of major, nationally recognized organizations. With respect to our Specialty Garment segment, typical customers include government agencies, research and development laboratories, high technology companies and utilities operating nuclear reactors. We currently service over 190,000 customer locations in the United States, Canada and Europe from 189 customer service, distribution and manufacturing facilities.

MARKETING, SALES, AND CUSTOMER SERVICE

We market our products and services to a diverse customer base and to prospects that range across virtually all industry segments. Marketing contact is made through print advertising, direct mail, publicity, trade shows, catalogs, telemarketing, multiple web sites and direct field sales representation. We have built and maintain an extensive, proprietary database of prescreened and qualified business prospects that have been sourced from our various promotional initiatives, including mailers, web site contacts, advertising responses, sales calls and lists purchased from third-party providers. These prospect records serve as a primary targeting resource for our professional sales organization and are constantly updated, expanded and maintained by an in-house team of specialist database qualifiers and managers. To aid in the effective marketing of products and services, we supply sales representatives with an extensive selection of sales aids, brochures, presentation materials and vertical market communications tools. We also provide representatives with detailed on-line profiles of high opportunity markets to educate them to the typical issues, needs and concerns of those markets. This helps establish credibility and aids their ability to deliver value-based solutions.

We employ a large team of trained professional sales representatives whose sole function is to market our services to potential customers and develop new accounts. While most of our sales representatives are capable of presenting a full range of service solutions, some are dedicated to developing business for a limited range of products and services or have a specific market focus.

For example, in select geographic markets we employ teams of dedicated facility services sales representatives who focus exclusively on developing business for our floor care, restroom and related service programs. We also employ protective garment specialists who have special knowledge and skill in the more technically-based selling required for success in the flame resistant, high-visibility and related protective garment areas. Additionally, we employ specialist executive-level salespeople in our National Account Organization—some who specialize in rental programs and some who specialize in direct sale programs—to target the very largest national companies with known uniform and/or facility services program needs. We believe that effective customer service is the most important element in developing and maintaining our market position. Our commitment to service excellence is reflected throughout our organization. Our route sales representatives are the first line of continuing customer contact, but they are supported by local customer service representatives, local service management staff and local operations management leaders, all of whom are focused on addressing the ongoing needs of customers, constantly delivering high-value service and pursuing total customer satisfaction. Our proprietary CRM information system enables us to respond to customer inquiries or issues within 24 hours and our service personnel are specially trained to handle the daily contact work necessary to effectively manage customer relations.

We measure the speed and accuracy of our customer service efforts on a weekly basis and, through our ‘‘Customers for Life’’ program, we continuously survey, record and report satisfaction levels as a means of auditing current performance and highlighting areas for improvement.

COMPETITION

The uniform rental and sales industry is highly competitive. The principal methods of competition in the industry are the quality of products, the quality of service and price. We believe that the top four companies in the uniform rental segment of the industry, including UniFirst, currently generate over 40% of the industry’s volume. Our leading competitors include Aramark Corporation, Cintas Corporation and G&K Services, Inc. The remainder of the market, however, is divided among more than 400 smaller businesses, many of which serve one or a limited number of markets or geographic service areas. In addition to our traditional rental competitors, we may increasingly compete in the future with businesses that focus on selling uniforms and other related items. We also compete with industry competitors for acquisitions.

MANUFACTURING AND SOURCING

We manufactured approximately half of all garments which we placed in service during fiscal 2006. These were primarily work pants manufactured at our plant in Ebano, San Luis Potosi, Mexico and shirts manufactured at our plant in Valles, San Luis Potosi, Mexico. The balance of the garments used in our programs are purchased from a variety of industry suppliers. While we currently acquire the raw materials with which we produce our garments from a limited number of suppliers, we believe that such materials are readily available from other sources. To date, we have experienced no significant difficulty in obtaining any of our raw materials or supplies. Currently, we also manufacture approximately 95% of the mats we place in service at our plant in Cave City, Arkansas.

EMPLOYEES

At August 26, 2006, we employed approximately 9,800 persons. Approximately 2% of our United States employees are represented by a union pursuant to a collective bargaining agreement. We consider our employee relations to be good.

EXECUTIVE OFFICERS

Our executive officers are as follows:

NAME	AGE	POSITION
Ronald D. Croatti	63	Chairman of the Board, President, and Chief Executive Officer
Cynthia Croatti	51	Executive Vice President and Treasurer
John B. Bartlett	65	Senior Vice President and Chief Financial Officer
Dennis G. Assad	61	Senior Vice President, Sales and Marketing
Bruce P. Boynton	58	Senior Vice President, Operations
David A. DiFillippo	49	Senior Vice President, Operations

The principal occupation and positions for the past five years of our executive officers named above are as follows:

Ronald D. Croatti joined our Company in 1965. Mr. Croatti became Director of our Company in 1982, Vice Chairman of the Board in 1986 and has served as Chief Executive Officer since 1991. He has also served as President since 1995 and Chairman of the Board since 2002. Mr. Croatti has overall responsibility for the management of our Company.

Cynthia Croatti joined our Company in 1980. Ms. Croatti has served as Director since 1995, Treasurer since 1982 and Executive Vice President since 2001. In addition, she has primary responsibility for overseeing the human resources and purchasing functions of our Company.

John B. Bartlett joined our Company in 1977. Mr. Bartlett has served as our Senior Vice President and Chief Financial Officer since 1986 and has primary responsibility for overseeing the financial functions of our Company, as well as its information systems department.

Dennis G. Assad joined our Company in 1975. Mr. Assad has served as Senior Vice President, Sales and Marketing since 1995 and has primary responsibility for overseeing the sales and marketing functions of our Company.

Bruce P. Boynton joined our Company in 1976. Mr. Boynton has served as Senior Vice President, Operations since January 2001, is the chief operating officer for our Company’s Canadian operations and has primary responsibility for overseeing the operations of certain regions in the United States. From 1986 through 2000, Mr. Boynton served as Vice President, Operations.

David A. DiFillippo joined our Company in 1979. Mr. DiFillippo has served as Senior Vice President, Operations since 2002 and has primary responsibility for overseeing the operations of certain regions in the United States. Since 2000, Mr. DiFillippo has served as Vice President, Central Rental Group and, prior to 2000, he served as a Regional General Manager.

Ronald D. Croatti and Cynthia Croatti are siblings. Anthony F. DiFillippo, a member of our Board of Directors, is Cynthia Croatti’s uncle and father of David A. DiFillippo.

ENVIRONMENTAL MATTERS

We, like our competitors, are subject to various federal, state and local laws and regulations governing, among other things, the generation, handling, storage, transportation, treatment and disposal of hazardous wastes and other substances. In particular, industrial laundries currently use and must dispose of detergent waste water and other residues, and, in the past, used perchloroethylene and other dry cleaning solvents. We are attentive to the environmental concerns surrounding the disposal of these materials and have through the years taken measures to avoid their improper disposal. Over the years, we have settled, or contributed to the settlement of, actions or claims brought against us relating to the disposal of hazardous materials and there can be no assurance that we will not have to expend material amounts to remediate the consequences of any such disposal in the future. Further, under environmental laws, an owner or lessee of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances located on or in or emanating from such property, as well as related costs of investigation and property damage. Such laws often impose liability without regard to whether the owner or lessee knew of or was responsible for the presence of such hazardous or toxic substances. There can be no assurance that acquired or leased locations have been operated in compliance with environmental laws and regulations or that future uses or conditions will not result in the imposition of liability upon us under such laws or expose us to third-party actions such as tort suits. We continue to address environmental conditions under terms of consent orders negotiated with the applicable environmental authorities or otherwise with respect to sites located in, or related to, Woburn, Massachusetts, Somerville, Massachusetts, Springfield, Massachusetts, Uvalde, Texas, Stockton, California, Williamstown, Vermont, as well as number of additional locations that we acquired as part of our acquisition of Textilease Corporation in September 2003. For additional discussion refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Our nuclear garment decontamination facilities are licensed by the Nuclear Regulatory Commission, or in certain cases, by the applicable state agency, and are subject to regulation by federal, state and local authorities. In the past, scrutiny and regulation of nuclear facilities and related services have resulted in the suspension of operations at certain nuclear facilities served by us or disruptions in our ability to service such facilities. There can be no assurance that such scrutiny and regulation will not lead to the shut-down of such facilities or otherwise cause material disruptions in our garment decontamination business.

AVAILABLE INFORMATION

We make available free of charge our proxy statement, annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, including exhibits and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. These reports are available on our website at www.unifirst.com. In addition, you may request a copy of our filings, excluding exhibits, by contacting our Investor Relations group at (978) 658-8888 or at UniFirst Corporation, 68 Jonspin Road, Wilmington, MA 01887. Information included on our website is not deemed to be incorporated into this Annual Report on Form 10-K or the documents incorporated by reference into this Annual Report on Form 10-K.

ITEM 1A. RISK FACTORS

The statements in this section, as well as statements described elsewhere in this Annual Report on Form 10-K, or in other SEC filings, describe risks that could materially and adversely affect our business, financial condition and results of operations and the trading price of our securities. These risks are not the only risks that we face. Our business, financial condition and results of operations could also be materially affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations.

SAFE HARBOR FOR FORWARD LOOKING STATEMENTS

Forward looking statements contained in this Annual Report on Form 10-K, the accompanying prospectus and the documents incorporated by reference are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995 and are highly dependent upon a variety of important factors that could cause actual results to differ materially from those reflected in such forward looking statements. Such factors include uncertainties regarding our ability to consummate and successfully integrate acquired businesses, uncertainties regarding any existing or newly-discovered expenses and liabilities related to environmental compliance and remediation, our ability to compete successfully without any significant degradation in our margin rates, seasonal fluctuations in business levels, uncertainties regarding the price levels of natural gas, electricity, fuel and labor, the impact of negative economic conditions on our customers and such customers’ workforce, the continuing increase in domestic healthcare costs, demand and prices for our products and services, additional professional and internal costs necessary for compliance with recent and proposed future changes in Securities and Exchange Commission (including the Sarbanes-Oxley Act of 2002), New York Stock Exchange and accounting rules, strikes and unemployment levels, our efforts to evaluate and potentially reduce internal costs, economic and other developments associated with the war on terrorism and its impact on the economy and general economic conditions. When used in this prospectus supplement, the accompany prospectus and the documents incorporated by reference, the words ‘‘anticipate,’’ ‘‘believe,’’ ‘‘estimate,’’ ‘‘expect,’’ ‘‘intend,’’ and similar expressions as they relate to us are included to identify such forward looking statements.

RISKS RELATING TO OUR BUSINESS AND INDUSTRY

We face intense competition within our industry, which may adversely affect our results of operations and financial condition.

The uniform rental and sales industry is highly competitive. The principal methods of competition in the industry are quality of service and price. We believe that the top four companies in the uniform rental segment of the industry, including us, currently generate over 40% of the industry’s volume. Our leading competitors include Aramark Corporation, Cintas Corporation and G&K Services, Inc. The remainder of the market, however, is divided among more than 400 smaller businesses, many of which serve one or a limited number of markets or geographic service areas. In addition to our traditional rental competitors, we may increasingly compete in the future with businesses that focus on selling uniforms and other related items. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could have a material effect on our results of operations and financial condition. We also compete with industry competitors for acquisitions, which has the effect of increasing the price for acquisitions and reducing the number of acquisition candidates available to us. If we pay higher prices for businesses we acquire, our returns on investment and profitability may be reduced.

Implementation of our growth strategy may not be successful, which could adversely affect our ability to increase our revenues or our profitability.

As part of our growth strategy, we intend to continue to actively pursue additional acquisition opportunities. However, as discussed above, we compete with others within our industry for suitable acquisition candidates. This competition may increase the price for acquisitions and reduce the number of acquisition candidates available to us. As a result, acquisition candidates may not be available to us in the future on favorable terms. Even if we are able to acquire businesses on favorable terms, managing growth through acquisition is a difficult process that includes integration and training of personnel, combining plant and operating procedures and additional matters related to the integration of acquired businesses within our existing organization. Unanticipated issues related to integration may result in additional expense or in disruption to our operations, either of which could negatively impact our ability to achieve anticipated benefits. While we believe we will be able to fully integrate acquired businesses, we can give no assurance that we will be successful in this regard.

The successful implementation of our growth strategy will require us to increase our work force, the scope of our operating and financial systems and the geographic area of our operations. We believe this growth will increase our operating complexity and the level of responsibility for both existing and new management personnel. Managing and sustaining our growth and expansion may require substantial enhancements to our operational and financial systems and controls, as well as additional administrative, operational and financial resources. There can be no assurance that we will be able to manage our expanding operations successfully or that we will be able to maintain or accelerate our growth, and any failure to do so could have an adverse effect on our results of operations and financial condition.

In order to finance such acquisitions, we may need to obtain additional funds either through public or private financings, including bank and other secured and unsecured borrowings and the issuance of debt or equity securities. There can be no assurance that future issuances of securities in connection with acquisitions will not be dilutive to our stockholders.

The expenses we incur to comply with environmental regulations, including costs associated with potential environmental remediation, may prove to be significant and could have a material adverse affect on our results of operations and financial condition.

We, like our competitors, are subject to various federal, state and local laws and regulations governing, among other things, the generation, handling, storage, transportation, treatment and disposal of hazardous wastes and other substances. In particular, industrial laundries currently use and must dispose of detergent waste water and other residues, and, in the past, used perchloroethylene and other dry cleaning solvents. Over the years, we have settled, or contributed to the settlement of, actions or claims brought against us relating to the disposal of hazardous materials and there can be no assurance that we will not have to expend material amounts to remediate the consequences of any such disposal in the future. Further, under environmental laws, an owner or lessee of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances located on or in or emanating from such property, as well as related costs of investigation and property damage. Such laws often impose liability without regard to whether the owner or lessee knew of or was responsible for the presence of such hazardous or toxic substances. There can be no assurance that acquired or leased locations have been operated in compliance with environmental laws and regulations or that future uses or conditions will not result in the imposition of liability upon us under such laws or expose us to third-party actions such as tort suits.

Our nuclear garment decontamination facilities are licensed by the Nuclear Regulatory Commission, or in certain cases, by the applicable state agency, and are subject to regulation by federal, state and local authorities. In the past, scrutiny and regulation of nuclear facilities and related services have resulted in the suspension of operations at certain nuclear facilities served by us or disruptions in our ability to service such facilities. There can be no assurance that such scrutiny and regulation will not lead to the shut-down of such facilities or otherwise cause material disruptions in our garment decontamination business.

If we are unable to preserve positive labor relationships or become the target of corporate labor unionization campaigns, the resulting labor unrest could disrupt our business by impairing our ability to produce and deliver our products.

We employ approximately 9,800 persons. Approximately 2% of our United States employees are represented by a union pursuant to a collective bargaining agreement. Competitors within our industry have been the target of corporate unionization campaigns by multiple labor unions. While our management believes that our employee relations are good, we cannot assure you that we will not experience pressure from labor unions or become the target of campaigns similar to those faced by our competitors. If we do encounter pressure from labor unions, any resulting labor unrest could disrupt our business by impairing our ability to produce and deliver our products. In addition, significant union representation would require us to negotiate the wages, salaries, benefits and other terms with many of our employees collectively and could adversely affect our results of operations by increasing our labor costs or otherwise restricting our ability to maximize the efficiency of our operations.

Our business may be adversely affected by national, regional or industry specific economic slowdowns.

National, regional or industry specific economic slowdowns, as well as events or conditions in a particular area, such as adverse weather and other factors, may adversely affect our operating results. In addition, increases in interest rates that may lead to a decline in economic activity, while simultaneously resulting in higher interest expense to us under our credit facility and floating rate notes, may adversely affect our operating results.

Economic and business conditions affecting our customer base could negatively impact our sales and operating results.

We supply uniform services to many industries that have been subject to one or more of shifting employment levels, changes in worker productivity, uncertainty regarding the impacts of rehiring and a shift to offshore manufacturing. Economic hardship among our customer base could cause some of our customers to reduce work forces, restrict expenditures or even cease to conduct business, all of which could reduce the number of employees utilizing our uniform services, which would adversely affect our sales and results of operations.

Failure to comply with the other state and federal regulations to which we are subject may result in penalties or costs that could have a material adverse effect on our business.

Our business is subject to various other state and federal regulations, including employment laws and regulations, minimum wage requirements, overtime requirements, working condition requirements, citizenship requirements and other laws and regulations. Any appreciable increase in the statutory minimum wage rate, income or overtime pay, adoption of mandated health benefits, or changes to immigration laws and citizenship requirements would likely result in an increase in our labor costs and/or contribute to a shortage of available labor and such cost increase or labor shortage, or the penalties for failing to comply with such statutory minimums or regulations, could have an adverse effect on our business, liquidity and results of operations.

Our business may be subject to seasonal and quarterly fluctuations.

Historically, our revenues and operating results have varied from quarter to quarter and are expected to continue to fluctuate in the future. In addition, our operating results historically have been seasonally lower during the second and fourth fiscal quarters than during the other quarters of the fiscal year. We incur various costs in integrating or establishing newly acquired businesses or start-up operations, and the profitability of a new location is generally expected to be lower in the initial period of its operation than in subsequent periods. Start-up operations in particular lack the support of an existing customer base and require a significantly longer period to develop sales opportunities and meet targeted operating results.

These factors, among others, make it likely that in some future quarters our results of operations may be below the expectations of securities analysts and investors, which could have an adverse effect on the market price of our Common Stock.

Loss of our key management or other personnel could adversely impact our business.

Our success is largely dependent on the skills, experience and efforts of our senior management and certain other key personnel. If, for any reason, one or more senior executives or key personnel were not to remain active in our Company, our results of operations could be adversely affected. Our future success also depends upon our ability to attract and retain qualified managers and technical and marketing personnel, as well as sufficient numbers of hourly workers. There is competition in the market for the services of such qualified personnel and hourly workers and our failure to attract and retain such personnel or workers could adversely affect our results of operations.

We depend on third parties to supply us with raw materials and ship a large portion of our products, and our results of operations could be adversely affected if we are unable to obtain adequate raw materials and ship our products in a timely manner.

We manufactured approximately half of all garments which we placed in service during fiscal 2006. These were primarily work pants manufactured at our plant in Ebano, San Luis Potosi, Mexico and shirts manufactured at our plant in Valles, San Luis Potosi, Mexico. The balance of the garments used in our programs are purchased from a variety of industry suppliers. While we currently acquire the raw materials with which we produce our garments from a limited number of suppliers, we believe that such materials are readily available from other sources. To date, we have experienced no significant difficulty in obtaining any of our raw materials or supplies. However, if we were to experience difficulty obtaining any of our raw materials from such suppliers and were unable to obtain new materials or supplies from other industry suppliers, it could adversely affect our results of operations.

We utilize United Parcel Service and other common carriers to ship a large portion of our products. Strikes or other service interruptions affecting such carriers could impair our ability to deliver products on a timely and cost-effective basis. In addition, because we typically bear the cost of shipment to our customers, any increase in shipping rates could adversely affect our operating results.

Our failure to retain our current customers and renew our existing customer contracts could adversely affect our results of operations and financial condition.

Our success depends on our ability to retain our current customers and renew our existing customer contracts. Our ability to do so generally depends on a variety of factors, including the quality, price and responsiveness of our services, as well as our ability to market these services effectively and to differentiate ourselves from our competitors. We cannot assure you that we will be able to renew existing customer contracts at the same or higher rates or that our current customers will not turn to competitors, cease operations, elect to self-operate or terminate contracts with us. The failure to renew a significant number of our existing contracts would have an adverse effect on our results of operations and financial condition.

Increases in fuel and energy costs could adversely affect our results of operations and financial condition.

The price of fuel and energy needed to run our vehicles and equipment is unpredictable and fluctuates based on events outside our control, including geopolitical developments, supply and demand for oil and gas, actions by OPEC and other oil and gas producers, war and unrest in oil producing countries, regional production patterns, limits on refining capacities, natural disasters and environmental concerns. Any increase in fuel and energy costs could adversely affect our results of operations and financial condition.

Quarterly fluctuations in our nuclear specialty garment business could disproportionately impact our revenue and net income and create volatility in the price of our Common Stock.

Our nuclear decontamination business is affected by shut-downs, outages and clean-ups of the nuclear facilities we service. We are not able to control or predict with certainty when such shut-downs, outages and clean-ups will occur. Quarterly fluctuations in our nuclear decontamination business could have a disproportionate impact on revenue and net income and create volatility in the price of our Common Stock.

Our international business results are influenced by currency fluctuations and other risks that could have an adverse effect on our results of operations and financial condition.

A portion of our sales is derived from international markets. Revenue denominated in currencies other than the U.S. dollar represented approximately 8% of total consolidated revenues for fiscal 2006, 7% for fiscal 2005 and 6% for fiscal 2004. The operating results of our international subsidiaries are translated into U.S. dollars and such results are affected by movements in foreign currencies relative to the U.S. dollar. Our international operations are also subject to other risks, including the requirement to comply with changing and conflicting national and local regulatory requirements, potential difficulties in staffing and labor disputes; managing and obtaining support and distribution for local operations, credit risk or financial condition of local customers, potential imposition of restrictions on investments, potentially adverse tax consequences, including imposition or increase of withholding and other taxes on remittances and other payments by subsidiaries; foreign exchange controls, and local political and social conditions. There can be no assurance that the foregoing factors will not have an adverse effect on our international operations or on our consolidated financial condition and results of operations. We own and operate manufacturing facilities in Mexico. Operations in developing nations present several additional risks, including greater fluctuation in currencies relative to the U.S. dollar, economic and governmental instability, civil disturbances, volatility in gross domestic production, Foreign Corrupt Practice Act compliance issues and nationalization and expropriation of private assets.

Changes in or new interpretations of the governmental regulatory framework may affect our contract terms and may reduce our sales or profits.

A portion of our total consolidated revenues is derived from business with U.S. federal, state and local governments and agencies. Changes or new interpretations in, or changes in the enforcement of, the statutory or regulatory framework applicable to services provided under governmental contracts or bidding procedures could result in fewer new contracts or contract renewals, modifications to the methods we apply to price government contracts or in contract terms of shorter duration than we have historically experienced, any of which could result in lower sales or profits than we have historically achieved, which could have an adverse effect on our results of operations.

The price of our Common Stock may be highly volatile, which could result in significant price declines.

The price of our Common Stock may experience significant volatility. Such volatility may be caused by fluctuations in our operating results, changes in earnings estimated by investment analysts, the number of shares of our Common Stock traded each day, the degree of success we achieve in implementing our business and growth strategies, changes in business or regulatory conditions affecting us, our customers or our competitors and other factors. In addition, the New York Stock Exchange historically has experienced extreme price and volume fluctuations that often have been unrelated to, or disproportionate to, the operating performance of its listed companies. These fluctuations, as well as general economic, political and market conditions, may adversely affect the market price of our Common Stock.

We are controlled by our principal stockholders, and our other stockholders may be unable to affect the outcome of stockholder voting.

As of August 26, 2006, the members of the Croatti family owned in the aggregate 275,915 shares of our Common Stock and 4,940,369 shares of our Class B Common Stock, which represents approximately 27.1% of the aggregate number of outstanding shares of our Common Stock and Class B Common Stock, but approximately 78.0% of the combined voting power of the outstanding shares of our Common Stock and Class B Common Stock. As a result, the members of the Croatti family, acting with other family members, could effectively control most matters requiring approval by our stockholders, including the election of a majority of the directors. While historically the members of the Croatti family have individually voted their respective shares of Class B Common Stock in the same manner, there is no contractual understanding requiring this and there is no assurance that the family members will continue to individually vote their shares of Class B Common Stock in the same manner. This voting control by the members of the Croatti family, together with certain provisions of our by-laws and articles of organization, could have the effect of delaying, deferring or preventing a change in control of our Company that would otherwise be beneficial to our public stockholders.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of August 26, 2006, we owned or occupied 189 facilities containing an aggregate of approximately 4.9 million square feet located in the United States, Canada, Mexico and Europe. We own 106 of these facilities, containing approximately 4.3 million square feet. These facilities include our 320,000 square foot Owensboro, Kentucky distribution center and most of our industrial laundry processing plants. We believe our industrial laundry facilities are among the most modern in the industry.

We own substantially all of the machinery and equipment used in our operations. We believe that our facilities and our production, cleaning and decontamination equipment have been well maintained and are adequate for our present needs. We also own a fleet of approximately 2,500 delivery vans, trucks and other vehicles.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are subject to legal proceedings and claims arising from the conduct of our business operations, including personal injury, customer contract, employment claims and environmental matters as described in Item 1 above. We maintain insurance coverage providing indemnification against the majority of such claims, and we do not expect that we will sustain any material loss as a result thereof. Refer to Note 10 of the consolidated financial statements for further discussion.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

COMMON STOCK INFORMATION

Our Common Stock trades on the New York Stock Exchange under the symbol “UNF”, while our Class B Common Stock is not publicly traded. The following table sets forth, for the periods indicated, the high and low closing prices of our Common Stock on the New York Stock Exchange, and the dividends per share paid on our Common Stock and Class B Common Stock.

	Price Per Share		Dividends Per Share
	High	Low	Common Stock	Class B Common Stock
Year ended August 26, 2006
First Quarter	$39.38	$30.70	$0.0375	$0.0300
Second Quarter	35.69	30.50	0.0375	0.0300
Third Quarter	34.24	28.80	0.0375	0.0300
Fourth Quarter	34.54	29.65	0.0375	0.0300

Year ended August 27, 2005
First Quarter	$29.74	$25.75	$0.0375	$0.0300
Second Quarter	40.51	27.35	0.0375	0.0300
Third Quarter	40.98	35.20	0.0375	0.0300
Fourth Quarter	45.40	36.60	0.0375	0.0300

The approximate number of shareholders of record of our Common Stock and Class B Common Stock as of November 1, 2006 were 96 and 24, respectively. We believe that the number of beneficial owners of our Common Stock is substantially greater than the number of record holders because a large portion of our Common Stock is held of record in broker ‘‘street names.’’

We have paid regular quarterly dividends since 1983 and intend to continue such policy subject to, among other factors, our earnings, financial condition and capital requirements. No dividends will be payable unless declared by our Board of Directors and then only to the extent funds are legally available for the payment of such dividends. In the event that our Board of Directors votes to pay a dividend, our Common Stock must receive a dividend equal to no less than 125% of any dividend paid on the Class B Common Stock. On October 31, 2006, our Board of Directors declared a quarterly dividend of $0.0375 and $0.0300 per share on our Common Stock and Class B Common Stock, respectively, that will be payable on January 5, 2007 to stockholders of record on December 8, 2006.

The following table sets forth information concerning our equity compensation plans as of August 26, 2006.

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities referenced in column (a))
	(a)
Equity compensation plans approved by security holders	284,950	$25.08	77,725
Equity compensation plans not approved by security holders	—	N/A	—
Total	284,950	$25.08	77,725

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements and Notes to Consolidated Financial Statements included in Item 8.

The selected consolidated balance sheet data set forth below as of August 26, 2006 and August 27, 2005 and the selected consolidated income statement data for the three years in the period ended August 26, 2006 are derived from our audited consolidated financial statements included in this Annual Report on Form 10-K. All other selected consolidated financial data set forth below is derived from our audited financial statements not included in this Annual Report on Form 10-K. The per share data listed below is accounted for in accordance with the Emerging Issues Task Force (“EITF”) Issue No. 03-6, Participating Securities and the Two-Class Method under FAS 128. EITF Issue No. 03-6 provides guidance in determining when the two-class method, as defined in Statements of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share, should be utilized in calculating earnings per share. We were required to adopt EITF Issue No. 03-6 in the quarter ended August 28, 2004 and to apply the provisions of EITF Issue No. 03-6 retroactively to all periods presented. Our Common Stock has a 25% dividend preference to our Class B Common Stock. The Class B Common Stock, which has ten votes per share as opposed to one vote per share for the Common Stock, is not freely transferable but may be converted at any time on a one-for-one basis into Common Stock at the option of the holder of the Class B Common Stock. EITF Issue No. 03-6 requires the income per share for each class of common stock to be calculated assuming 100% of our earnings are distributed as dividends to each class of common stock based on their respective dividend rights.

Five Year Financial Summary

UniFirst Corporation and Subsidiaries

Fiscal Year Ended August (In thousands, except per share data)	2006	2005	2004	2003	2002
Selected Balance Sheet Data
Total assets	$829,702	$748,305	$702,366	$516,131	$496,379
Long-term obligations	$210,535	$176,671	$178,841	$69,812	$85,096
Shareholders' equity	$452,545	$412,342	$368,707	$336,338	$310,698

Selected Income Statement Data
Revenues	$820,972	$763,842	$719,356	$596,936	$578,898
Depreciation and amortization	$45,310	$43,927	$44,889	$39,659	$38,031
Income from operations	$73,801	$76,012	$64,004	$48,838	$51,979
Other expense, net	$9,544	$6,841	$9,406	$1,266	$8,660
Provision for income taxes	$25,049	$25,823	$21,020	$18,310	$16,460
Income before cumulative effect of
accounting change	$39,208	$43,348	$33,578	$29,262	$26,859
Cumulative effect of accounting change	$—	$—	$—	$2,242	$—

Net income	$39,208	$43,348	$33,578	$27,020	$26,859

Income per share before cumulative effect of
accounting change:
Basic - Common stock	$2.25	$2.51	$1.95	$1.71	$1.56
Basic - Class B Common Stock	$1.80	$2.01	$1.56	$1.37	$1.25
Diluted - Common stock	$2.03	$2.24	$1.74	$1.52	$1.39

Income per share after cumulative effect of
accounting change:
Basic - Common stock	$2.25	$2.51	$1.95	$1.58	$1.56
Basic - Class B Common Stock	$1.80	$2.01	$1.56	$1.27	$1.25
Diluted - Common stock	$2.03	$2.24	$1.74	$1.40	$1.39

Dividends per share
Common stock	$0.15	$0.15	$0.15	$0.15	$0.15
Class B Common Stock	$0.12	$0.12	$0.12	$0.12	$0.12

Refer to Note 2 of the consolidated financial statements for discussion of our acquisition of Textilease Corporation on September 2, 2003.

In the fourth quarter of fiscal 2005, we changed our accounting policy for a portion of our inventories from last-in, first-out (“LIFO”), to the first-in, first-out (“FIFO”) method of accounting. Consistent with Accounting Principles Board (“APB”) Opinion No. 20, Accounting Changes, we retroactively restated our prior financial statements. As a result, inventories, accrued income taxes, and retained earnings, as presented, have been adjusted by approximately $1.5 million, $0.6 million, and $0.9 million, for each of the fiscal years ended August 2004, 2003 and 2002. This change had no impact on the consolidated statements of income for any period presented. Refer to Note 1 of the consolidated financial statements for further discussion on this change in accounting policy.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

UniFirst Corporation is one of the largest providers of workplace uniforms and protective clothing in the United States. We design, manufacture, personalize, rent, clean, deliver, and sell a wide range of uniforms and protective clothing, including shirts, pants, jackets, coveralls, lab coats, smocks, aprons and specialized protective wear, such as flame resistant and high visibility garments. We also rent industrial wiping products, floor mats, facility service products and other non-garment items, and provide first aid cabinet services and other safety supplies, to a variety of manufacturers, retailers and service companies.

We serve businesses of all sizes in numerous industry categories. Our typical customers include automobile service centers and dealers, delivery services, food and general merchandise retailers, food processors and service operations, light manufacturers, maintenance facilities, restaurants, service companies, soft and durable goods wholesalers, transportation companies, and others who require employee clothing for image, identification, protection or utility purposes. We also provide our customers with restroom supplies, including air fresheners, paper products and hand soaps.

At certain specialized facilities, we also decontaminate and clean work clothes that may have been exposed to radioactive materials and service special clean room protective wear. Our typical customers for these specialized services include government agencies, research and development laboratories, high technology companies and utilities operating nuclear reactors.

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information of those segments to be presented in interim financial reports issued to stockholders. Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the chief operating decision-maker, or decision-making group, in making decisions on how to allocate resources and assess performance. Our chief operating decision maker, as defined under SFAS No. 131, is our chief executive officer. We have six operating segments based on the information reviewed by our chief executive officer: US Rental and Cleaning, Canadian Rental and Cleaning, Manufacturing (“MFG”), Specialty Garments Rental and Cleaning (“Specialty Garments”), First Aid and Corporate. The US Rental and Cleaning and Canadian Rental and Cleaning operating segments have been combined to form the US and Canadian Rental and Cleaning reporting segment. Refer to Note 14 of our Consolidated Financial Statements for our disclosure of segment information.

The US and Canadian Rental and Cleaning reporting segment purchases, rents, cleans, delivers and sells, uniforms and protective clothing and non-garment items in the United States and Canada. The operations of the US and Canadian Rental and Cleaning reporting segment are referred to by us as our ‘industrial laundry operations’ and we refer to the locations related to this reporting segment as our ‘industrial laundries’.

The MFG operating segment designs and manufactures uniforms and non-garment items solely for the purpose of providing these goods to the US and Canadian Rental and Cleaning reporting segment. The amounts reflected as revenues of MFG are generated when goods are shipped from our manufacturing facilities to our other locations. These revenues are recorded at a transfer price which is typically in excess of the actual manufacturing cost. The transfer price is determined by our management and may not necessarily represent the fair value of the products manufactured. Products are carried in inventory and subsequently placed in service and amortized at this transfer price. On a consolidated basis, intercompany MFG revenues and MFG income are eliminated and the carrying value of inventories and rental merchandise in service is reduced to the manufacturing cost. Income before income taxes from MFG, net of the intercompany MFG elimination, was $23.8 million, $21.6 million, and $15.0 million for years ended August 26, 2006, August 27, 2005 and August 28, 2004, respectively. This income offsets the merchandise amortization costs incurred by the US and Canadian Rental and Cleaning reporting segment as the merchandise costs of this reporting segment are amortized and recognized based on inventories purchased from MFG at the transfer price which is above our manufacturing cost.

The Corporate operating segment consists of costs associated with our distribution center, sales and marketing, information systems, engineering, materials management, manufacturing planning, finance, budgeting, human resources, other general and administrative costs and interest expense. The revenues generated from the Corporate operating segment represent certain direct sales made directly from our distribution center. The products sold by this operating segment are the same products rented and sold by the US and Canadian Rental and Cleaning reporting segment. In the segment disclosures in Note 14 to our consolidated financial statements, no assets or capital expenditures are presented for the Corporate operating segment as no assets are allocated to this operating segment in the information reviewed by our chief executive officer. However, depreciation and amortization expense related to certain assets are reflected in income from operations and income before income taxes for the Corporate operating segment. The assets that give rise to this depreciation and amortization are included in the total assets of the US and Canadian Rental and Cleaning reporting segment as this is how they are tracked and reviewed by us.

We refer to our US and Canadian Rental and Cleaning, MFG, and Corporate segments combined as our ‘core laundry operations’.

The Specialty Garments operating segment purchases, rents, cleans, delivers and sells, specialty garments and non-garment items primarily for nuclear and clean room applications. The First Aid operating segment sells first aid cabinet services and other safety supplies.

Approximately 90% of our revenues in 2006 were derived from US and Canadian Rental and Cleaning, and Corporate. A key driver of this business is the number of workers employed by our customers. Our revenues are directly impacted by fluctuations in these employment levels. Revenues from Specialty Garments, which accounted for 6% of our 2006 revenues, increase during outages and refueling by nuclear power plants, as garment usage increases at these times. First Aid represented 4% of our total revenue in 2006.

Critical Accounting Policies and Estimates

We believe the following critical accounting policies reflect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Use of Estimates

The preparation of our financial statements is in conformity with accounting principles generally accepted in the United States, which requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. The actual results could differ from our estimates.

Revenue Recognition and Allowance for Doubtful Accounts

We recognize revenue from rental operations in the period in which the services are provided. Direct sale revenue is recognized in the period in which the product is shipped. Our judgment and estimates are used in determining the collectability of accounts receivable and evaluating the adequacy of the allowance for doubtful accounts. We consider specific accounts receivable and historical bad debt experience, customer credit worthiness, current economic trends and the age of outstanding balances as part of our evaluation. Changes in our estimates are reflected in the period they become known. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Material changes in our estimates may result in significant differences in the amount and timing of bad debt expense recognition for any given period.

Inventories and Rental Merchandise in Service

Our inventories are stated at the lower of cost or market value, net of any reserve for excess and obsolete inventory. Judgments and estimates are used in determining the likelihood that new goods on hand can be sold to our customers or used in our rental operations. Historical inventory usage and current revenue trends are considered in estimating both excess and obsolete inventories. If actual product demand and market conditions are less favorable than the amount we projected, additional inventory write-downs may be required. We use the first-in, first-out (“FIFO”) method to value our inventories, which primarily consist of finished goods.

During fiscal 2005, we changed our accounting policy for a portion of our inventories from last-in, first-out (“LIFO”), to the first-in, first-out (“FIFO”) method of accounting. This change had no impact on the consolidated statements of income for any period presented. We believe that the FIFO method is preferable to LIFO because (i) all of our primary competitors currently use the FIFO inventory method, therefore, the change will make the comparison of results among these companies more consistent (ii) the change is consistent with the increased emphasis on consistency between Generally Accepted Accounting Principals in the United States and International Accounting Standards which provide that the FIFO or weighted average methods are acceptable and does not provide for the use of the LIFO method (iii) this change will result in all of our inventories being valued consistently using the FIFO method of accounting and (iv) due to the current low inflation levels, our inventory costs have remained fairly constant and are not expected to increase in the near future. Consistent with APB Opinion No. 20, Accounting Changes, we have retroactively restated our prior financial statements. The impact of this change increased inventories, accrued income taxes, and retained earnings approximately $1.5 million, $0.6 million, and $0.9 million, respectively, on the August 28, 2004 consolidated balance sheet and increased retained earnings approximately $0.9 million as of August 30, 2003, as presented on the consolidated statements of shareholders’ equity.

Rental merchandise in service is being amortized on a straight-line basis over the estimated service lives of the merchandise, which range from 6 to 36 months. In establishing estimated lives for merchandise in service, our management considers historical experience and the intended use of the merchandise. Material differences may result in the amount and timing of operating profit for any period if we make significant changes to our estimates.

Goodwill, Intangibles and Other Long-Lived Assets

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized. SFAS No. 142 requires that companies test goodwill for impairment on an annual basis. In addition, SFAS No. 142 also requires that companies test goodwill if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit to which goodwill is assigned below its carrying amount. Our evaluation considers changes in the operating environment, competitive information, market trends, operating performance and cash flow modeling. We complete our annual impairment test in the fourth quarter of each fiscal year and there were no impairments of goodwill in fiscal 2006, 2005 or 2004. Future events could cause us to conclude that impairment indicators exist and that goodwill or other intangibles associated with previously acquired businesses are impaired. Any resulting impairment loss could have a material impact on our financial condition and results of operations.

Property and equipment and definite-lived intangible assets are depreciated or amortized over their useful lives. Useful lives are based on our estimates of the period that the assets will generate revenue. Long-lived assets are evaluated for impairment whenever events and circumstances indicate an asset may be impaired. There were no material impairments of property and equipment or definite-lived intangible assets in fiscal 2006, 2005, or 2004.

Environmental and Other Contingencies

We are subject to legal proceedings and claims arising from the conduct of our business operations, including environmental matters, personal injury, customer contract matters and employment claims. Accounting principles generally accepted in the United States require that a liability for contingencies be recorded when it is probable that a liability has occurred and the amount of the liability can be reasonably estimated. Significant judgment is required to determine the existence of a liability, as well as the amount to be recorded. We regularly consult with our attorneys and outside consultants to ensure that all of the relevant facts and circumstances are being considered, before a contingent liability is recorded. We record accruals for environmental and other contingencies based on enacted laws, regulatory orders or decrees, our estimates of costs, insurance proceeds, participation by other parties, the timing of payments, and the input of our attorneys and outside consultants.

The estimated liability for environmental contingencies has been discounted using risk-free interest rates ranging from 4% to 5% over periods ranging from ten to thirty years. The estimated current costs, net of legal settlements with insurance carriers, have been adjusted for the estimated impact of inflation at 3% per year. Changes in enacted laws, regulatory orders or decrees, our estimates of costs, insurance proceeds, participation by other parties, the timing of payments and the input of our attorneys and outside consultants based on changing legal or factual circumstances could have a material impact on the amounts recorded for our environmental and other contingent liabilities. Refer to Note 10 of the consolidated financial statements for additional discussion and analysis.

Asset Retirement Obligations

We follow the provisions of SFAS No. 143, Accounting for Asset Retirement Obligations, which generally applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset. Under this accounting method, we recognize asset retirement obligations in the period in which they are incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.

We have recognized as a liability the present value of the estimated future costs to decommission our nuclear laundry facilities in accordance with the provisions of SFAS No. 143. We depreciate, on a straight-line basis, the amount added to property and equipment and recognize accretion expense in connection with the discounted liability over the various remaining lives which range from approximately four to twenty-five years.

Our estimated liability has been based on historical experience in decommissioning nuclear laundry facilities, estimated useful lives of the underlying assets, external vendor estimates as to the cost to decommission these assets in the future, and federal and state regulatory requirements. The estimated current costs have been adjusted for the estimated impact of inflation at 3% per year. The liability has been discounted using credit-adjusted risk-free rates that range from approximately 3% to 7% over one to thirty years. Revisions to the liability could occur due to changes in the estimated useful lives of the underlying assets, estimated dates of decommissioning, changes in decommissioning costs, changes in federal or state regulatory guidance on the decommissioning of such facilities, or other changes in estimates. Changes due to revisions in our estimates will be recognized by adjusting the carrying amount of the liability and the related long-lived asset if the assets are still in service, or charged to expense in the period if the assets are no longer in service.

Insurance

We self-insure for certain obligations related to health, workers’ compensation, vehicles and general liability programs. We also purchase stop-loss insurance policies to protect ourselves from catastrophic losses. Judgments and estimates are used in determining the potential value associated with reported claims and for events that have occurred, but have not been reported. Our estimates consider historical claim experience and other factors. Our liabilities are based on our estimates, and, while we believe that our accruals are adequate, the ultimate liability may be significantly different from the amounts recorded. Changes in our claim experience, our ability to settle claims or other estimates and judgments we use could have a material impact on the amount and timing of expense for any given period.

Pensions

The calculation of pension expense and the corresponding liability requires us to use of a number of critical assumptions, including the expected long-term rate of return on plan assets and the assumed discount rate. Changes in our assumptions can result in different expense and liability amounts, and future actual experience can differ from these assumptions. Pension expense increases as the expected rate of return on pension plan assets decreases. Future changes in plan asset returns, assumed discount rates and various other factors related to the participants in our pension plans will impact our future pension expense and liabilities. We cannot predict with certainty what these factors will be in the future.

Income Taxes

We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred income taxes are provided for temporary differences between the amounts recognized for income tax and financial reporting purposes at currently enacted tax rates. We compute income tax expense by jurisdiction based on our operations in each jurisdiction.

We are periodically reviewed by domestic and foreign tax authorities regarding the amount of taxes due. These reviews include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. In evaluating the exposure associated with various filing positions, we record estimated reserves for probable exposures, in accordance with SFAS No. 5, Accounting for Contingencies.

Foreign Currency Translation

The functional currency of our foreign operations is the local country’s currency. Transaction gains and losses, including gains and losses on our intercompany transactions, are included in selling and administrative expenses, in the accompanying consolidated statements of income. Assets and liabilities of operations outside the United States are translated into U.S. dollars using period-end exchange rates. Revenues and expenses are translated at the average exchange rates in effect during each month of the fiscal year. The effects of foreign currency translation adjustments are included in shareholders’ equity as a component of accumulated other comprehensive income in the accompanying consolidated balance sheets.

Results of Operations

The following table presents (in thousands, expect for percentages), as a percent of total revenue, certain selected financial data for our three fiscal years ended August 26, 2006, August 27, 2005 and August 28, 2004. Operating costs presented below include merchandise costs related to the amortization of rental merchandise in service and direct sales as well as labor and other production, service and delivery costs associated with operating our industrial laundries, Specialty Garments facilities, First-Aid locations and our distribution center. Selling and administrative costs include costs related to our sales and marketing functions as well as general and administrative costs associated with our corporate offices and operating locations including information systems, engineering, materials management, manufacturing planning, finance, budgeting, and human resources.

							% Change
	FY 2006	% of Revenues	FY 2005	% of Revenues	FY 2004	% of Revenues	FY 2006 vs. FY 2005	FY 2005 vs. FY 2004
Revenues	$820,972	100.0%	$763,842	100.0%	$719,356	100.0%	7.5%	6.2%

Costs and expenses:
Operating costs (1)	524,694	63.9	480,714	62.9	461,112	64.1	9.1	4.3
Selling and administrative expenses (1)	177,167	21.6	163,189	21.3	149,351	20.8	8.6	9.3
Depreciation and amortization	45,310	5.5	43,927	5.8	44,889	6.2	3.1	(2.1)
	747,171	91.0	687,830	90.0	655,352	91.1	8.6	5.0

Income from operations	73,801	9.0	76,012	10.0	64,004	8.9	(2.9)	18.8
Other expense (income)	9,544	1.2	6,841	0.9	9,406	1.3	39.5	(27.3)

Income before income taxes	64,257	7.8	69,171	9.1	54,598	7.6	(7.1)	26.7
Provision for income taxes	25,049	3.0	25,823	3.4	21,020	2.9	(3.0)	22.8

Net income	$39,208	4.8%	$43,348	5.7%	$33,578	4.7%	(9.6)%	29.1%

(1) Exclusive of depreciation and amortization

Revenues and income (loss) from operations by reporting segment for the three fiscal years ended August 26, 2006, August 27, 2005, and August 28, 2004, are presented in the following table (in thousands). Refer to Note 14 of the consolidated financial statements for discussion of our reporting segments.

	Fiscal year ended August(1)

(in thousands)	2006	2005	2004
Segment Information
Revenues
US and Canadian Rental and Cleaning	$733,294	$668,313	$629,309
MFG	65,500	57,634	53,694
Net intercompany MFG elimination	(65,500)	(57,634)	(53,694)
Corporate	5,861	6,075	4,781

Subtotal: Core Laundry Operations	$739,155	$674,388	$634,090
Specialty Garments	51,553	61,697	58,598
First-Aid	30,264	27,757	26,668

	$820,972	$763,842	$719,356
Income (loss) from operations
US and Canadian Rental and Cleaning	$103,270	$99,508	$88,729
MFG	24,468	21,390	20,299
Net intercompany MFG elimination	(637)	206	(5,277)
Corporate	(56,020)	(52,927)	(48,582)

Subtotal: Core Laundry Operations	$71,081	$68,177	$55,169
Specialty Garments	358	6,907	7,113
First-Aid	2,362	928	1,722

	$73,801	$76,012	$64,004

General

We derive our revenues through the design, manufacture, personalization, rental, cleaning, delivering, and selling of a wide range of uniforms and protective clothing, including shirts, pants, jackets, coveralls, lab coats, smocks and aprons and specialized protective wear, such as flame resistant and high visibility garments. We also rent industrial wiping products, floor mats, facility service products, other non-garment items, and provides first aid cabinet services and other safety supplies, to a variety of manufacturers, retailers and service companies. We have five reporting segments, US and Canadian Rental and Cleaning, Manufacturing (“MFG”), Corporate, Specialty Garments Rental and Cleaning (“Specialty Garments”), and First Aid. We refer to the US and Canadian Rental and Cleaning, MFG, and Corporate reporting segments combined as our “core laundry operations.”

Operating costs include merchandise costs related to the amortization of rental merchandise in service and direct sales as well as labor and other production, service and delivery costs, and distribution costs associated with operating our core laundry operations, Specialty Garments facilities, and First Aid locations. Selling and administrative costs include costs related to our sales and marketing functions as well as general and administrative costs associated with our corporate offices and operating locations including information systems, engineering, materials management, manufacturing planning, finance, budgeting, and human resources.

Fiscal Year Ended August 26, 2006 Compared with Fiscal Year Ended August 27, 2005

Revenues

	August 26,	August 27,	Dollar	Percent
	2006	2005	Change	Change
	(In millions, except percentages)

Core Laundry Operations	$739.1	$674.3	$64.8	9.6%
Specialty Garments	51.6	61.7	(10.1)	(16.4)
First-Aid	30.3	27.8	2.5	9.0
Consolidated total	$821.0	$763.8	$57.2	7.5%

In 2006, our consolidated revenues increased by $57.2 million from the comparable period in 2005, or 7.5%. This increase was primarily due to organic growth, which accounted for a 6.0% increase in revenue. The remaining increase of 1.5% was attributable to incremental acquisition-related revenues. On a segment reporting basis, the core laundry operation’s revenues increased in 2006 by 9.6% compared to fiscal 2005. This increase was due to organic growth of 7.9% and acquisition-related growth of 1.7%. First Aid revenues increased by 9.0% in fiscal 2006 and Specialty Garments’ revenues decreased by 16.4% in 2006 due to the conclusion of a significant contract in fiscal 2005.

Operating costs

Operating costs increased to $524.7 million, or 63.9% of revenues, for 2006 as compared to $480.7 million, or 62.9% of revenues, for 2005. The increase in costs as a percent of revenue was primarily attributable to higher energy costs associated with operating our industrial laundries and our fleet of delivery vehicles. Overall merchandise costs in our core laundry business also increased as a percentage of revenues as compared to fiscal 2005, especially in the fourth quarter of fiscal 2006. In addition, overall operating costs from Specialty Garments also increased as a percent of segment revenues due to its decrease in revenues as well as an incremental $0.8 million in expense incurred in fiscal 2006 related to the decommissioning of two of its facilities. These increases were partially offset by a decrease in production payroll and payroll-related costs. The decrease in payroll-related costs was primarily due to a $3.1 million reduction to our insurance reserves booked in the fourth quarter of fiscal 2006, resulting from our annual third-party actuarial review, of which $2.1 million was allocated to operating costs.

Selling and administrative expense

Selling and administrative expenses increased to $177.2 million, or 21.6% of revenues, for 2006 from $163.2 million, or 21.3% of revenues, for 2005. The increase in selling and administrative expenses as a percent of revenues was primarily due to an increase in our sales force within the US and Canadian Rental and Cleaning segment. The growth within the sales force is the result of our continued effort to foster revenue growth. Our selling and administrative expense in fiscal 2006 also included a $1.8 million charge to increase our environmental accrual for additional exposure identified during the year. In addition, overall selling and administrative costs associated with our Specialty Garments segment increased as a percentage of segment revenues due to the large decrease in revenues discussed above. These increases in selling payroll costs were partially offset by a decrease in payroll-related costs attributable to a $3.1 million reduction to our insurance reserves booked in the fourth quarter of fiscal 2006, resulting from our annual third-party actuarial review, of which $1.0 million was allocated to selling and administrative costs. In addition, we recorded a $0.6 million gain from the sale of one of our industrial laundry facilities in fiscal 2006.

Depreciation and amortization

Depreciation and amortization expense increased $1.4 million, from $43.9 million in fiscal 2005 to $45.3 million in fiscal 2006, but decreased as a percent of revenues from 5.8% to 5.5%. The increase in depreciation and amortization expense was due to capital expenditure and acquisition activity.

Income from operations

	August 26,	August 27,	Dollar	Percent
	2006	2005	Change	Change
	(In millions, except percentages)

Core Laundry Operations	$71.0	$68.1	$2.9	4.3%
Specialty Garments	0.4	6.9	(6.5)	(94.8)
First-Aid	2.4	0.9	1.4	154.5
Consolidated total	$73.8	$76.0	$(2.2)	(2.9)%
Percentage of total revenues	9.0%	10.0%

Our income from operations decreased $2.2 million to $73.8 million for 2006, from $76.0 million in 2005. This change was primarily attributable to a decrease in income from operations in Specialty Garments of $6.5 million, which was due to a 16.4% decline in Specialty Garment revenues. As discussed above, this decrease in revenue was primarily attributable to the conclusion of a significant contract in fiscal 2005. This decrease was offset by an increase in income from operations from the core laundry operations and First Aid of $2.9 million and $1.4 million respectively, which were primarily attributable to increases in the core laundry operations and First Aid revenues of 9.6% and 9.0%, respectively.

Other expense (income)

Other expense, which includes interest expense, interest income and interest rate swap income, increased by $2.7 million to $9.5 million in 2006, compared to $6.8 million in 2005. This increase was primarily attributable to an increase in net interest expense of $2.5 million. Net interest expense increased due to an increase in our average borrowings and interest rates compared to the comparable period in 2005 which resulted in an increase in the interest expense on our variable interest rate borrowings under our $125.0 million Credit Agreement and our Floating Rate Notes. Our average debt outstanding in 2006 was $193.6 million as compared to $175.7 million during 2005. The remainder of the increase was due to $0.2 million of income that we booked in 2005 related to changes in the fair value of a $40.0 million interest rate swap that matured in fiscal 2005.

Provision for income taxes

Our effective income tax rate was 39.0% for 2006 and 37.3% for 2005. The increase in our effective income tax rate was primarily due to $0.6 million of tax reserves booked in 2006 related to tax exposure we identified. In addition, in fiscal 2005 we recognized a $0.5 million benefit primarily attributable to the reversal of tax reserves that we determined were no longer required.

Fiscal Year Ended August 27, 2005 Compared with Fiscal Year Ended August 28, 2004

Revenues

	August 27,	August 28,	Dollar	Percent
	2005	2004	Change	Change
	(In millions, except percentages)

Core Laundry Operations	$674.4	$634.1	$40.3	6.4%
Specialty Garments	61.7	58.6	3.1	5.3
First-Aid	27.7	26.7	1.0	4.1
Consolidated total	$763.8	$719.4	$44.4	6.2%

In 2005, revenues increased 6.2% to $763.8 million as compared with $719.4 million for 2004, which was primarily attributable to organic growth within our existing operations of approximately 6.0%. This increase in existing operations was primarily due to revenue growth in our industrial laundry operations and Corporate which accounted for 5.4% of the increase. Revenues from Specialty Garments and First-Aid accounted for 0.4% and 0.2% of the increase, respectively. In addition, our current year acquisitions contributed an additional 0.2% to the increase in revenues. The increase in revenue for 2005 was modest due to a particularly competitive pricing environment

Operating costs

Operating costs increased to $480.7 million for 2005 as compared with $461.1 million for 2004. However, our operating costs decreased as a percentage of revenues from 64.1% in 2004 to 62.9% in 2005. The primary reasons for this decrease was lower merchandise amortization as a result of cost savings realized in MFG, lower merchandise amortization for the industrial laundry locations acquired as part of our Textilease acquisition and lower industrial laundry production payroll costs as a percentage of revenues. These benefits were somewhat offset by higher energy costs associated with operating our industrial laundries and our fleet of delivery trucks.

Selling and administrative expense

Our selling and administrative expenses increased to 21.3% of revenues in 2005, or $163.2 million, as compared to 20.8% of revenues in 2004, or $149.4 million. The increase in our selling and administrative expenses was primarily due to an increase in our sales force within US and Canadian Rental and Cleaning. The growth within the sales force was the result of our effort to foster increased revenue growth.

Depreciation and amortization

Our depreciation and amortization expense decreased to $43.9 million, or 5.8% of revenues for 2005, as compared with $44.9 million, or 6.2% of revenues for 2004. The decrease in depreciation and amortization expense was primarily related to certain fixed assets we owned that became fully depreciated in fiscal 2004, as well as certain intangible assets that became fully amortized in fiscal 2004 in US and Canadian Rental and Cleaning and Corporate. The decrease in depreciation and amortization also relates to a charge of approximately $0.6 million we recorded to depreciation in 2004 related to the write-down, to net realizable value, of certain machinery and equipment at our Richmond industrial laundry location that we closed during fiscal 2005.

Income from operations

	August 27,	August 28,	Dollar	Percent
	2005	2004	Change	Change
	(In millions, except percentages)

Core Laundry Operations	$68.2	$55.2	$13.0	2.4%
Specialty Garments	6.9	7.1	(0.2)	(2.9)
First-Aid	0.9	1.7	(0.8)	(46.1)
Consolidated total	$76.0	$64.0	$12.0	18.8%
Percentage of total revenues	10.0%	8.9%

Our income from operations increased $12.0 million to $76.0 million for the year ended August 27, 2005 as compared with $64.0 million for the year ended August 28, 2004. This increase was primarily due to an increase in income from operations during these periods of $10.8 million in US and Canadian Rental and Cleaning and an increase of $6.6 million in MFG, net of intercompany MFG elimination. These increases were offset by an increase in loss from operations of $4.3 million in Corporate, and lower income from operations of $0.8 million in First Aid and $0.2 million in Specialty Garments. The increase in US and Canadian Rental and Cleaning was due to increased revenues, lower operating costs as a percentage of revenues offset by higher selling and administrative costs as a percentage of revenues. The reasons for these fluctuations in revenues and cost are discussed above. The increase in the loss from operations in Corporate is due primarily to increased payroll and other costs related to our distribution center and corporate offices offset by decreases in depreciation expense as discussed above. The decrease in income from operations in First-Aid is primarily due to increased costs associated with this segment’s new pill packaging facility.

Other expense (income)

Our net interest expense was $6.8 million, or 0.9% of revenues in 2005, as compared with $9.4 million, or 1.3% of revenues in 2004. The decrease in interest expense was due to a reduction in the level of our debt outstanding during the fiscal year. Our average debt outstanding in 2005 was $175.7 million as compared to $223.6 million in 2004. This was offset by lower income related to changes in the fair value of a $40 million interest rate swap, which generated only $0.2 million of income for the fiscal year ended August 27, 2005 as compared to $2.0 million of income for the fiscal year ended August 28, 2004

Provision for income taxes

Our effective income tax rate was 37.3% for the fiscal year ended August 27, 2005 and 38.5% for the fiscal year ended August 28, 2004. This decrease is due to a $0.5 million credit that we recorded in fiscal 2005 related to the reversal of tax reserves that we determined were no longer required as well as changes in the provision required for foreign taxes.

Liquidity and Capital Resources

General.  For the fiscal year ended August 26, 2006, we had a net increase in cash and cash equivalents of $3.6 million. As of August 26, 2006, we had cash and cash equivalents of $8.3 million and working capital of $101.7 million. We believe that current cash and cash equivalent balances, cash generated from operations and amounts available under our Credit Agreement (defined below) will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months.

Sources and uses of cash. During the fiscal year ended August 26, 2006, we generated cash from operating activities of $63.2 million resulting primarily from net income of $39.2 million, amounts charged for depreciation and amortization of $45.3 million, increases in accounts payable and accruals of $7.3 million, offset primarily by an increase in accounts receivable of $7.0 million, an increase in inventories of $5.4 million, an increase in rental merchandise in service of $13.5 million, and a decrease in accrued and deferred income taxes of $4.2 million. We used cash to, among other things, fund $52.1 million in capital expenditures and fund the acquisition of businesses of approximately $42.2 million. Our long-term debt increased by approximately $33.9 million as a result of $50.1 million of borrowings offset by $16.2 million of payments during the year ended August 26, 2006.

Long-term debt and borrowing capacity

As of August 26, 2006, we had a $125.0 million unsecured revolving credit agreement (“Credit Agreement”), with a syndicate of banks, which matures September 2, 2007. Loans under the Credit Agreement bear interest at floating rates which vary based on our funded debt ratio. Under the Credit Agreement, we may borrow funds at variable interest rates based on the Eurodollar rate or the bank’s prime rate, as selected by us. Availability of credit requires our compliance with financial and other covenants, including minimum tangible net worth, maximum funded debt ratio, and minimum debt coverage, as defined in the Credit Agreement. We generally test our compliance with these financial covenants on a fiscal quarterly basis. Under the most restrictive of these provisions, we were required to maintain minimum consolidated tangible net worth of $158.0 million as of August 26, 2006. At August 26, 2006, the interest rates applicable to our borrowings under the Credit Agreement ranged from LIBOR plus 100 basis points, or 6.32%, to the prime rate, or 8.25%. As of August 26, 2006, we had outstanding borrowings of approximately $59.0 million, letters of credit of $28.6 million, and $37.4 million available for borrowing.

On September 13, 2006, we amended our Credit Agreement. This new agreement (“Amended Credit Agreement”) matures on September 13, 2011 and allows for maximum outstanding borrowings of $225.0 million. Under the Amended Credit Agreement, we will continue to be able to borrow funds at variable interest rates based on the Eurodollar rate or the bank’s prime rate, as selected by us. Availability of credit requires our compliance with certain amended financial and other covenants, including a maximum funded debt ratio and minimum interest coverage as defined in the Amended Credit Agreement.

On June 14, 2004, we issued $165.0 million of fixed and floating rate notes pursuant to a Note Purchase Agreement (“Note Agreement”). Under the Note Agreement, we issued $75.0 million of notes with a seven year term (June 2011) bearing interest at 5.27% (“Fixed Rate Notes”). We also issued $90.0 million of floating rate notes due in ten years (June 2014) (“Floating Rate Notes”). Of the Floating Rate Notes, $75.0 million bear interest at LIBOR plus 70 basis points and may be repaid at face value two years from the date they were issued. The remaining $15.0 million of Floating Rate Notes bore interest at LIBOR plus 75 basis points and were repaid in September 2005.

On September 14, 2006, we issued $100.0 million of floating rates notes (“2006 Floating Rate Notes”) pursuant to a Note Purchase Agreement (“2006 Note Agreement”). The 2006 Floating Rate Notes mature on September 14, 2013, bear interest at LIBOR plus 50 basis points and may be repaid at face value two years from the date of issuance. The proceeds from the issuance of the 2006 Floating Rate Notes were used to first repay the $75.0 million of outstanding Floating Rate Notes and then to pay down outstanding amounts under the Amended Credit Agreement.

As of August 26, 2006, we were in compliance with all the covenants under the Note Agreement and the Credit Agreement.

Commitments and Contingencies

We are subject to various federal, state and local laws and regulations governing, among other things, the generation, handling, storage, transportation, treatment and disposal of hazardous wastes and other substances. In particular, industrial laundries currently use and must dispose of detergent waste water and other residues, and, in the past, used perchloroethylene and other dry cleaning solvents. We are attentive to the environmental concerns surrounding the disposal of these materials and have, through the years, taken measures to avoid their improper disposal. Over the years, we have settled, or contributed to the settlement of, actions or claims brought against us relating to the disposal of hazardous materials and there can be no assurance that we will not have to expend material amounts to remediate the consequences of any such disposal in the future.

Accounting principles generally accepted in the United States require that a liability for contingencies be recorded when it is probable that a liability has occurred and the amount of the liability can be reasonably estimated. Significant judgment is required to determine the existence of a liability, as well as the amount to be recorded. We regularly consult with attorneys and outside consultants to ensure that all of the relevant facts and circumstances are considered, before a contingent liability is recorded. Changes in enacted laws, regulatory orders or decrees, management’s estimates of costs, insurance proceeds, participation by other parties, the timing of payments and the input of outside consultants and attorneys based on changing legal or factual circumstances could have a material impact on the amounts recorded for environmental and other contingent liabilities.

Under environmental laws, an owner or lessee of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances located on, or in, or emanating from such property, as well as related costs of investigation and property damage. Such laws often impose liability without regard to whether the owner or lessee knew of, or was responsible for, the presence of such hazardous or toxic substances. There can be no assurances that acquired or leased locations have been operated in compliance with environmental laws and regulations or that future uses or conditions will not result in the imposition of liability upon our Company under such laws or expose our Company to third party actions such as tort suits. We continue to address environmental conditions under terms of consent orders negotiated with the applicable environmental authorities or otherwise with respect to sites located in or related to Woburn, Massachusetts, Somerville, Massachusetts, Springfield, Massachusetts, Uvalde, Texas, Stockton, California, three sites in Williamstown, Vermont, as well as number of additional locations that we acquired as part of our acquisition of Textilease Corporation in September 2003.

We also have potential exposure related to an additional parcel of land (the ‘‘Central Area’’) related to the Woburn, Massachusetts site discussed above. Currently, the consent order for the Woburn, Massachusetts site discussed above does not define or require any remediation work in the Central Area. We have not accrued for this contingency as we believe, at this time, the liability is not probable and the amount of such contingent liability can not be reasonably estimated.

We routinely review and evaluate sites that may require remediation and monitoring and determine our estimated costs based on various estimates and assumptions. These estimates are developed using our internal sources or by third-party environmental engineers or other service providers. Internally developed estimates are based on:

•	Our judgment and experience in remediation and monitoring our sites;

•	Information available from regulatory agencies as to costs of remediation and monitoring;

•	The number, financial resources and relative degree of responsibility of other potentially responsible parties (PRPs) who may be liable for remediation and monitoring of a specific site; and

•	The typical allocation of costs among PRPs.

There is usually a range of reasonable estimates of the costs associated with each site. We generally use the amount within the range that constitutes our best estimate. When we believe that both the amount of a particular liability and the timing of the payments are reliably determinable, we adjust the cost in current dollars using a rate of 3% for inflation until the time of expected payment and discount the cost to present value using risk-free interest rates ranging from 4% to 5%.

For environmental liabilities that have been discounted, we include interest accretion, based on the effective interest method, within operating costs on the consolidated statement of income. The changes to our environmental liabilities for the years ended August 26, 2006 and August 27, 2005 are as follows (in thousands):

Year ended	August 26, 2006	August 27, 2005
Beginning balance	$9,326	$8,669
Costs incurred for which reserves have been provided	(1,031)	(760)
Insurance proceeds received	211	161
Interest accretion	466	465
Revisions in estimates	1,886	791
Balance as of August 26, 2006	$10,858	$9,326

In the fourth quarter of fiscal 2006, we made an adjustment to increase our environmental related accrual by $1.8 million due to preliminary results of our ongoing site investigation at one of our environmental exposure sites.

Anticipated payments and insurance proceeds of currently identified environmental remediation liabilities as of August 26, 2006 for the next five years and thereafter as measured in current dollars are reflected below.

(In Thousands)	2007	2008	2009	2010	2011	Thereafter	Total
Estimated costs – current dollars	$2,852	$2,389	$1,479	$939	$909	$9,440	$18,008

Estimated insurance proceeds	(266)	(266)	(266)	(274)	(266)	(3,873)	(5,211)

Net anticipated costs	$2,586	$2,123	$1,213	$665	$643	$5,567	$12,797

Effect of Inflation							3,025
Effect of Discounting							(4,964)

Balance as of August 26, 2006							$10,858

Estimated insurance proceeds are primarily received from an annuity received as part of our legal settlement with an insurance company. Annual proceeds of approximately $0.3 million are deposited into an escrow account which funds remediation and monitoring costs for three sites related to our former operations in Williamstown, Vermont. Annual proceeds received but not expended in the current year accumulate in this account and may be used in future years for costs related to this site through the year 2027. As of August 26, 2006 the balance in this escrow account, which is held in a trust and is not recorded on our consolidated balance sheet, was approximately $1.9 million. Also included in estimated insurance proceeds are amounts we are entitled to receive pursuant to legal settlements as reimbursements from three insurance companies for estimated costs at the site in Uvalde, Texas.

Our nuclear garment decontamination facilities are licensed by the Nuclear Regulatory Commission (“NRC”), or, in certain cases, by the applicable state agency, and are subject to regulation by federal, state and local authorities. There can be no assurance that such regulation will not lead to material disruptions in our garment decontamination business.

From time to time, we are also subject to legal proceedings and claims arising from the conduct of our business operations, including litigation related to charges for certain ancillary services on invoices, personal injury claims, customer contract matters, employment claims and environmental matters as described above.

While it is impossible for us to ascertain the ultimate legal and financial liability with respect to contingent liabilities, including lawsuits and environmental contingencies, we believe that the aggregate amount of such liabilities, if any, in excess of amounts we have accrued or are covered by insurance, will not have a material adverse effect on our consolidated financial position or results of operations. It is possible, however, that our future financial position and/or results of operations for any particular period could be materially affected by changes in our assumptions or strategies related to these contingencies or changes out of our control.

Acquisitions

As part of our business, we regularly evaluate opportunities to acquire other garment service companies. In recent years, we have typically paid for acquisitions with cash and may continue to do so in the future. To pay for an acquisition, we may use cash on hand, cash generated from operations or borrowings under our Credit Agreement, or we may pursue other forms of debt financing. Our ability to secure short-term and long-term debt financing in the future will depend on several factors, including our future profitability, our levels of debt and equity, and the overall credit and equity market environments.

Contractual Obligations and Other Commercial Commitments

The following information is presented as of August 26, 2006.

Payments Due by Fiscal Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Private placement	$150,000	$—	$—	$75,000	$75,000
Revolving credit agreement	59,000	—	59,000	—	—
Other debt	1,535	613	595	148	179

Total debt	210,535	613	59,595	75,148	75,179
Operating Leases	10,567	3,789	4,819	1,853	106

Total Contractual Cash Obligations	$221,102	$4,402	$64,414	$77,001	$75,285

As discussed above under “Long-Term Debt and Borrowing Capacity”, as of August 26, 2006, we had borrowing capacity of $125.0 million under our Credit Agreement, of which approximately $37.4 million was available for borrowing. Also, as of such date, we had outstanding borrowings of $59.0 million included in bank debt in the above schedule and letters of credit of $28.6 million. All letters of credit expire in less than one year.

During September 2006, the Company amended its Credit Agreement to, among other things, increase its borrowing capacity. See Note 15 to the consolidated financial statements for details.

Seasonality

Historically, our revenues and operating results have varied from quarter to quarter and are expected to continue to fluctuate in the future. These fluctuations have been due to a number of factors, including: general economic conditions in our markets; the timing of acquisitions and of commencing start-up operations and related costs; our effectiveness in integrating acquired businesses and start-up operations; the timing of nuclear plant outages; capital expenditures; seasonal rental and purchasing patterns of our customers; and price changes in response to competitive factors. In addition, our operating results historically have been lower during the second and fourth fiscal quarters than during the other quarters of the fiscal year. The operating results for any historical quarter are not necessarily indicative of the results to be expected for an entire fiscal year or any other interim periods.

Effects of Inflation

In general, we believe that our results of operations are not dependent on moderate changes in the inflation rate. Historically, we have been able to manage the impacts of more significant changes in inflation rates through our customer relationships, customer agreements that generally provide for price increases consistent with the rate of inflation, and continued focus on improvements of operational productivity.

Significant increases in energy costs, specifically natural gas and gasoline, can materially affect our results of operations and financial condition. Currently, energy costs represent approximately 4% of our total revenue.

Recent Accounting Pronouncements

On October 13, 2004, the FASB issued SFAS No. 123(r), Share Based Payments, which requires companies to measure compensation cost for all share-based payments, including employee stock options. SFAS No. 123(r) was effective as of the first fiscal period beginning after June 15, 2005. In March 2005, the SEC issued SAB No. 107 regarding the SEC’s interpretation of SFAS No. 123(r) and the valuation of share-based payments for public companies. We adopted SFAS No. 123(r) on August 28, 2005, and the adoption did not have a material impact on our financial statements. Refer to Note 1, Stock Based Compensation, of the consolidated financial statements for further discussion regarding stock based compensation.

On September 29, 2006, the Financial Accounting Standards Board issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of SFAS No. 87, 88, 106 and 132(r), which requires companies to; (1) recognize in their statement of financial position the over-funded or under-funded status of their defined benefit postretirement plan measured as the difference between the fair value of plan assets and the benefit obligation, (2) recognize as a component of other comprehensive income, net of tax, their actuarial gains and losses and their prior service costs and credits that arise during the period but pursuant to FAS 87 and 106 are not recognized as components of net periodic benefit cost, (3) measure defined benefit plan assets and defined benefit plan obligations as of the date of their statement of financial position, and (4) disclose additional information in the notes to their financial statements about certain effects on net periodic benefit cost in the upcoming fiscal year that arise from delayed recognition of the actuarial gains and losses and the prior service costs and credits. This standard is effective for fiscal years ending after December 15, 2006, and we do not expect adoption of this standard will have a material on our consolidated financial statements.

On July 13, 2006, the Financial Accounting Standards Board issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109, which fundamentally changes the way that we will be required to treat our uncertain tax positions for financial accounting purposes. FIN No. 48 prescribes rules regarding how we should recognize, measure and disclose in our financial statements tax positions that were taken or we will be taking on our tax return that are reflected in measuring current or deferred income tax assets and liabilities for interim or annual periods. Differences between tax positions taken in a tax return and amounts recognized in the financial statements will generally result in an increase in a liability for income taxes payable, or a reduction in a deferred tax asset or an increase in a deferred tax liability. This interpretation is effective for fiscal years beginning after December 15, 2006, and we are currently evaluating the impact it will have on our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

We have determined that all of our foreign subsidiaries operate primarily in local currencies that represent the functional currencies of the subsidiaries. All assets and liabilities of foreign subsidiaries are translated into U.S. dollars using the exchange rate prevailing at the balance sheet date. The effect of exchange rate fluctuations on translation of assets and liabilities are recorded as a component of stockholders’ equity. Income and expense accounts are translated at average exchange rates during the year. As such, our financial condition and operating results are affected by fluctuations in the value of the U.S. dollar as compared to currencies in foreign countries. Revenue denominated in currencies other than the U.S. dollar represented approximately 8%, 7% and 6% of our total consolidated revenues for the fiscal years ended August 26, 2006, August 27, 2005 and August 28, 2004, respectively. Total assets denominated in currencies other than the U.S. dollar represented approximately 7% of our total consolidated assets for each of the fiscal years ended August 26, 2006, August 27, 2005 and August 28, 2004. If exchange rates had changed by 10% from the actual rates in effect during the year ended August 26, 2006, our revenues and assets for the year ended and as of August 26, 2006 would have changed by approximately $6.9 million and $6.2 million, respectively.

We do not operate a hedging program to mitigate the effect of a significant change in the value of our foreign subsidiaries functional currencies, which include the Canadian Dollar, Euro, British Pound, and Mexican Peso, as compared to the U.S. dollar. Any gains or losses resulting from foreign currency transactions, including exchange rate fluctuations on intercompany accounts are reported as transaction gains (losses) in our selling and administrative expenses. The intercompany payables and receivables are denominated in Canadian Dollars, Euros, British Pounds and Mexican Pesos. During the year ended August 26, 2006 transaction gains (losses) included in selling and administrative expenses were $0.4 million. If the exchange rates had changed by 10% during the year ended August 26, 2006, we would have recognized an exchange gain or loss of approximately $0.1 million.

Interest Rate Sensitivity

We are exposed to market risk from changes in interest rates which may adversely affect our financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, we manage these exposures through our regular operating and financing activities. We are exposed to interest rate risk primarily through our borrowings under our $125.0 million Credit Agreement with a syndicate of banks and our Floating Rate Notes which were purchased by a group of insurance companies pursuant to a Note Purchase Agreement. Under both agreements, we borrow funds at variable interest rates based on the Eurodollar rate or LIBOR rates. If the LIBOR and Eurodollar rates fluctuated by 10% from the actual rates in effect during the year ended August 26, 2006, our interest expense would have fluctuated by approximately $0.6 million from the interest expense recognized for the year ended August 26, 2006.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Statements of Income

UniFirst Corporation and Subsidiaries

Year ended (In thousands, except per share data)	August 26, 2006	August 27, 2005	August 28, 2004
Revenues	$820,972	$763,842	$719,356

Cost and expenses:
Operating costs (1)	524,694	480,714	461,112
Selling and administrative expenses (1)	177,167	163,189	149,351
Depreciation and amortization	45,310	43,927	44,889
	747,171	687,830	655,352

Income from operations	73,801	76,012	64,004

Other expense (income):
Interest expense	11,119	8,748	12,522
Interest income	(1,575)	(1,684)	(1,135)
Interest rate swap income	—	(223)	(1,981)
	9,544	6,841	9,406

Income before income taxes	64,257	69,171	54,598
Provision for income taxes	25,049	25,823	21,020

Net income	$39,208	$43,348	$33,578

Income per share – Basic:
Common Stock	$2.25	2.51	1.95
Class B Common Stock	$1.80	2.01	1.56

Income per share – Diluted:
Common Stock	$2.03	2.24	1.74

Weighted average number of shares outstanding – Basic:
Common Stock	10,146	9,428	9,103
Class B Common Stock	9,096	9,791	10,091
	19,242	19,219	19,194

Weighted average number of shares outstanding – Diluted:
Common Stock	19,313	19,311	19,258

Dividends per share:
Common Stock	$0.15	$0.15	$0.15
Class B Common Stock	$0.12	$0.12	$0.12

(1) Exclusive of depreciation and amortization

The accompanying notes are an integral part of these

consolidated financial statements.

Consolidated Balance Sheets

UniFirst Corporation and Subsidiaries

(In thousands, except share data)	August 26, 2006	August 27, 2005
Assets
Cash and cash equivalents	$8,302	$4,704
Receivables, less reserves of $3,653 and $3,179, respectively	86,549	78,497
Inventories	36,469	31,021
Rental merchandise in service	85,875	69,808
Deferred income taxes	10,046	8,983
Prepaid expenses	1,672	1,492

Total current assets	228,913	194,505

Property and equipment:
Land, buildings and leasehold improvements	269,696	260,515
Machinery and equipment	284,619	268,272
Motor vehicles	84,138	76,147

	638,453	604,934
Less -- accumulated depreciation	319,550	299,983

	318,903	304,951

Goodwill	211,489	187,793
Customer contracts and other intangible assets, net	64,022	56,481
Other assets	6,375	4,575
	$829,702	$748,305

Liabilities and shareholders' equity
Current liabilities:
Current maturities of long-term obligations	$613	$1,084
Accounts payable	43,003	36,720
Accrued liabilities	80,580	76,141
Accrued income taxes	3,041	3,992

Total current liabilities	127,237	117,937

Long-term obligations, net of current maturities	209,922	175,587
Deferred income taxes	39,998	42,439

Commitments and Contingencies (Note 10)
Shareholders' equity:
Preferred stock, $1.00 par value; 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.10 par value; 30,000,000 shares authorized; 14,306,799 and 9,600,838 issued and outstanding in 2006 and 2005, respectively	1,431	960
Class B Common Stock, $0.10 par value; 20,000,000 shares authorized; 4,940,849 and 9,637,110 issued and outstanding in 2006 and 2005, respectively	494	964
Capital surplus	14,497	13,462
Retained earnings	431,481	394,910
Accumulated other comprehensive income	4,642	2,046

Total shareholders' equity	452,545	412,342

	$829,702	$748,305

The accompanying notes are an integral part of these

consolidated financial statements.

Consolidated Statements of Shareholders’ Equity

UniFirst Corporation and Subsidiaries

(In thousands)	Common Shares	Class B Common Shares	Treasury Shares	Common Stock	Class B Common Stock	Treasury Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, August 30, 2003	10,599	10,175	(1,595)	$1,060	$1,018	$(26,005)	$12,693	$349,001	$(1,429)	$336,338
Net income	—	—	—	—	—	—	—	33,578	—	33,578
Minimum pension liability, net (1)	—	—	—	—	—	—	—	—	(78)	(78)
Foreign currency translation	—	—	—	—	—	—	—	—	1,001	1,001
Comprehensive income										34,501
Cash dividends	—	—	—	—	—	—	—	(2,579)	—	(2,579)
Shares converted	246	(246)	—	25	(25)	—	—	—	—	—
Stock options exercised, net (1)	26	—	—	2	—	—	445	—	—	447
Elimination of treasury shares	(1,595)	—	1,595	(159)	—	26,005	—	(25,846)	—	—

Balance, August 28, 2004	9,276	9,929	—	$928	$993	$—	$13,138	$354,154	$(506)	$368,707
Net income	—	—	—	—	—	—	—	43,348	—	43,348
Minimum pension liability, net (1)	—	—	—	—	—	—	—	—	(363)	(363)
Foreign currency translation	—	—	—	—	—	—	—	—	2,915	2,915
Comprehensive income										45,900
Cash dividends	—	—	—	—	—	—	—	(2,592)	—	(2,592)
Shares converted	292	(292)	—	29	(29)	—	—	—	—	—
Stock options exercised, net (1)	32	—	—	3	—	—	324	—	—	327

Balance, August 27, 2005	9,600	9,637	—	$960	$964	$—	$13,462	$394,910	$2,046	$412,342
Net income	—	—	—	—	—	—	—	39,208	—	39,208
Minimum pension liability, net (1)	—	—	—	—	—	—	—	—	(94)	(94)
Foreign currency translation	—	—	—	—	—	—	—	—	2,690	2,690
Comprehensive income										41,804
Cash dividends	—	—	—	—	—	—	—	(2,637)	—	(2,637)
Shares converted	4,696	(4,696)	—	470	(470)	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	602	—	—	602
Stock options exercised, net (1)	11	—	—	1	—	—	433	—	—	433

Balance, August 26, 2006	14,307	4,941	—	$1,431	$494	$—	$14,497	$431,481	$4,642	$452,545

(1) These amounts are shown net of the recorded income tax benefit.

The accompanying notes are an integral part of these

consolidated financial statements.

Consolidated Statements of Cash Flows

UniFirst Corporation and Subsidiaries

Year ended (In thousands)	August 26, 2006	August 27, 2005	August 28, 2004
Cash flows from operating activities:
Net income	$39,208	$43,348	$33,578
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	39,021	37,858	38,539
Amortization of intangible assets	6,289	6,069	6,350
Amortization of deferred financing costs	694	695	2,052
Stock-based compensation	602	—	—
Accretion on asset retirement obligations	403	511	431
Interest rate swap income	—	(223)	(1,981)
Changes in assets and liabilities, net of acquisitions:
Receivables	(6,977)	(8,425)	(1,984)
Inventories	(5,448)	1,583	3,518
Rental merchandise in service	(13,466)	(8,089)	9,750
Prepaid expenses	(180)	365	(615)
Accounts payable	5,913	2,966	(1,654)
Accrued liabilities	1,348	2,607	5,349
Accrued and deferred income taxes	(4,175)	(7,149)	12,725
Net cash provided by operating activities	63,232	72,116	106,058

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(41,807)	(16,380)	(179,972)
Proceeds from sale of business	—	—	4,614
Capital expenditures	(52,104)	(53,255)	(30,873)
Other	206	(803)	(2,218)
Net cash used in investing activities	(93,705)	(70,438)	(208,449)

Cash flows from financing activities:
Proceeds from long-term obligations	50,063	9,179	351,716
Payments on long-term obligations	(16,199)	(11,349)	(245,196)
Payment of deferred financing costs	—	—	(4,540)
Proceeds from exercise of Common Stock options	154	437	372
Payment of cash dividends	(2,637)	(2,592)	(2,579)
Net cash provided by (used in) financing activities	31,381	(4,325)	99,773

Effect of exchange rate changes	2,690	2,915	1,001

Net increase (decrease) in cash and cash equivalents	3,598	268	(1,617)
Cash and cash equivalents at beginning of period	4,704	4,436	6,053

Cash and cash equivalents at end of period	$8,302	$4,704	$4,436

Supplemental disclosure of cash flow information:
Interest paid	$10,146	$7,997	$13,841
Income taxes paid, net of refunds received	$30,415	$32,711	$8,571

The accompanying notes are an integral part of these

consolidated financial statements.

Notes to Consolidated Financial Statements

UniFirst Corporation and Subsidiaries

(Amounts in thousands, except per share and Common Stock options data)

1. Summary of Significant Accounting Policies

Business Description

UniFirst Corporation (the “Company”) is one of the largest providers of workplace uniforms and protective clothing in the United States. The Company designs, manufactures, personalizes, rents, cleans, delivers, and sells a wide range of uniforms and protective clothing, including shirts, pants, jackets, coveralls, lab coats, smocks, aprons and specialized protective wear, such as flame resistant and high visibility garments. The Company also rents industrial wiping products, floor mats, facility service products and other non-garment items, and provides first aid cabinet services and other safety supplies, to a variety of manufacturers, retailers and service companies.

The Company serves businesses of all sizes in numerous industry categories. Typical customers include automobile service centers and dealers, delivery services, food and general merchandise retailers, food processors and service operations, light manufacturers, maintenance facilities, restaurants, service companies, soft and durable goods wholesalers, transportation companies, and others who require employee clothing for image, identification, protection or utility purposes. The Company also provides its customers with restroom supplies, including air fresheners, paper products and hand soaps.

At certain specialized facilities, the Company also decontaminates and cleans work clothes that may have been exposed to radioactive materials and services special clean room protective wear. Typical customers for these specialized services include government agencies, research and development laboratories, high technology companies and utilities operating nuclear reactors.

As discussed and described in Note 14 to the consolidated financial statements, the Company has five reporting segments, US and Canadian Rental and Cleaning, Manufacturing (“MFG”), Specialty Garments Rental and Cleaning (“Specialty Garments”), First Aid and Corporate. The operations of the US and Canadian Rental and Cleaning reporting segment are referred to by the Company as its ‘industrial laundry operations’ and the locations related to this reporting segment are referred to as ‘industrial laundries’. The Company refers to its US and Canadian Rental and Cleaning, MFG, and Corporate segments combined as its ‘core laundry operations’.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. Intercompany balances and transactions are eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. These estimates are based on historical information, current trends, and information available from other sources. Actual results could differ from these estimates.

Fiscal Year

The Company’s fiscal year ends on the last Saturday in August. For financial reporting purposes, fiscal 2006 had 52 weeks, as did fiscal 2005 and fiscal 2004.

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

During fiscal 2005, the Company changed its accounting policy for a portion of its inventories from last-in, first-out (“LIFO”), to the first-in, first-out (“FIFO”) method of accounting. This change had no impact on the consolidated statements of income for any period presented. The Company believes that the FIFO method is preferable to LIFO because (i) all of the Company’s primary competitors currently use the FIFO inventory method, therefore, the change will make the comparison of results among these companies more consistent (ii) the change is consistent with the increased emphasis on consistency between Generally Accepted Accounting Principals in the United States and International Accounting Standards which provide that the FIFO or weighted average methods are acceptable and does not provide for the use of the LIFO method (iii) this change will result in all of the Company’s inventories being valued consistently using the FIFO method of accounting and (iv) due to the current low inflation levels, the Company’s inventory costs have remained fairly constant and are not expected to increase in the near future. Consistent with Accounting Principles Board (“APB”) Opinion No. 20, Accounting Changes, the Company has retroactively restated its prior financial statements. The impact of this change increased inventories, accrued income taxes, and retained earnings approximately $1.5 million, $0.6 million, and $0.9 million, respectively, on the August 28, 2004 consolidated balance sheet and increased retained earnings approximately $0.9 million as of August 30, 2003 as presented on the consolidated statements of shareholders’ equity.

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

Property and Equipment

Property and equipment are recorded at cost. The Company provides for depreciation on the straight-line method based on the following estimated useful lives:

Buildings	30-40 years
Leasehold improvements	Shorter of useful life or term of lease
Machinery and equipment	3-10 years
Motor vehicles	3-5 years

Expenditures for maintenance and repairs are expensed as incurred. Expenditures for renewals and betterments are capitalized. The Company recorded as depreciation expense $39.0 million, $37.9 million and $38.5 million for the fiscal years ended August 26, 2006, August 27, 2005 and August 28, 2004 respectively.

In accordance with Statements of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets, including property and equipment, are evaluated for impairment whenever events or circumstances indicate an asset may be impaired. There have been no material impairments of property and equipment in fiscal 2006, 2005 or 2004.

Goodwill and Other Intangible Assets

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized. SFAS No. 142 requires that companies test goodwill for impairment on an annual basis. In addition, SFAS No. 142 also requires that companies test goodwill if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit to which goodwill is assigned below its carrying amount. The Company’s evaluation considers changes in the operating environment, competitive information, market trends, operating performance and cash flow modeling. Management completes its annual impairment test in the fourth quarter of each fiscal year and there have been no impairments of goodwill or indefinite-lived intangible assets in fiscal 2006, 2005 or 2004. Future events could cause management to conclude that impairment indicators exist and that goodwill or other intangibles associated with previously acquired businesses are impaired. Any resulting impairment loss could have a material impact on the Company’s financial condition and results of operations.

Definite-lived intangible assets are amortized over useful lives, which are based on management estimates of the period that the assets will generate revenue. Definite-lived intangible assets are also evaluated for impairment in accordance with SFAS No. 144. There have been no impairments of definite-lived intangible assets in fiscal 2006, 2005 or 2004.

All definite-lived intangible assets have a weighted average useful life of approximately 13.9 years. Customer contracts are amortized over their estimated useful lives, and have a weighted average useful life of approximately 14.6 years. Restrictive covenants are amortized over the terms of the respective non-competition agreements, and have a weighted average useful life of approximately 6.9 years. Other intangible assets, net, primarily include deferred financing costs and trademarks, and have weighted average useful lives of approximately 7.8 years.

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

The estimated liability for environmental contingencies has been discounted using risk-free interest rates ranging from 4% to 5% over periods ranging from ten to thirty years. The estimated current costs, net of legal settlements with insurance carriers, have been adjusted for the estimated impact of inflation at 3% per year. Changes in enacted laws, regulatory orders or decrees, management’s estimates of costs, insurance proceeds, participation by other parties, the timing of payments and the input of outside consultants and attorneys based on changing legal or factual circumstances could have a material impact on the amounts recorded for environmental and other contingent liabilities. Refer to Note 10 of these consolidated financial statements for additional discussion and analysis.

Pensions

The calculation of pension expense and the corresponding liability requires the use of a number of critical assumptions, including the expected long-term rate of return on plan assets and the assumed discount rate. Changes in these assumptions can result in different expense and liability amounts, and future actual experience can differ from these assumptions. Pension expense increases as the expected rate of return on pension plan assets decreases. Future changes in plan asset returns, assumed discount rates and various other factors related to the participants in the Company’s pension plans will impact its future pension expense and liabilities. We cannot predict with certainty what these factors will be in the future.

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

Advertising Costs

Advertising costs are expensed as incurred and are classified as sales and administrative expenses. The Company incurred advertising costs of $1.9 million, $1.7 million and $1.5 million for the fiscal years ended August 26, 2006, August 27, 2005 and August 28, 2004 respectively.

Net Income Per Share

The Company computes net income per share under the provisions of SFAS 128, Earnings per Share, and Emerging Issues Task Force (“EITF”) 03-6, Participating Securities and Two — Class Method under FASB Statement No. 128, ‘Earnings per Share’. EITF Issue No. 03-6 requires that income per share for each class of common stock to be calculated assuming 100% of the Company’s earnings are distributed as dividends to each class of common stock based on their respective dividend rights, even though the Company does not anticipate distributing 100% of its earnings as dividends. The Common Stock of the Company has a 25% dividend preference to the Class B Common Stock. The effective result is that the basic earnings per share for the Common Stock will be 25% greater than the basic earnings per share of the Class B Common Stock.

The Class B Common Stock may be converted at any time on a one-for-one basis into Common Stock at the option of the holder of the Class B Common Stock. Diluted earnings per share for the Company’s Common Stock assumes the conversion of all the Company’s Class B Common Stock into Common Stock and the exercise of outstanding stock options under the Company’s stock based employee compensation plans.

The following table shows how net income is allocated using this method:

Year ended	August 26, 2006	August 27, 2005	August 28, 2004
Net income available to shareholders	$39,208	$43,348	$33,578

Allocation of net income for Basic:
Common Stock	$22,832	$23,677	$17,796
Class B Common Stock	16,376	19,671	15,782
	$39,208	$43,348	$33,578

The diluted earnings per share calculation assumes the conversion of all the Company’s Class B Common Stock into Common Stock, so no allocation of earnings to Class B Common Stock is required.

The following table illustrates the weighted average number of Common and Class B Common shares outstanding during the year and is utilized in the calculation of earnings per share:

Year ended	August 26, 2006	August 27, 2005	August 28, 2004
Weighted average number of Common shares -- basic	10,146	9,428	9,103
Add: effect of dilutive potential common shares -- employee Common Stock options	71	92	64
Add: assumed conversion of Class B Common shares into Common Stock	9,096	9,791	10,091

Weighted average number of Common shares -- diluted	19,313	19,311	19,258

Weighted average number of Class B Common shares -- basic	9,096	9,791	10,091

Stock options to purchase 69,400 shares of Common Stock were not included in the calculation of diluted earnings per share for the year ended August 26, 2006 because they were anti-dilutive. For the years ended August 27, 2005 and August 28, 2004, there were no shares of Common Stock excluded in the calculation of diluted earnings per share as they were not anti-dilutuve.

Stock Based Compensation

The Company has stock-based employee compensation plans which are described in Note 11 to these consolidated financial statements.

Prior to August 28, 2005, the Company accounted for employee stock-based compensation using the intrinsic value-based method as prescribed by APB No. 25, Accounting for Stock Issued to Employees. Accordingly, no compensation expense was recognized because the exercise price of the Company’s stock options was equal to the market price of the underlying stock on the date of grant.

Effective August 28, 2005, the Company adopted SFAS No. 123(r), Share-Based Payment, under the modified prospective method as described in SFAS No. 123(r). Under this transition method, compensation expense recognized in the year ended August 26, 2006 includes compensation expense for all stock-based payments granted subsequent to the Company’s adoption of SFAS 123(r) and for all stock-based payments granted prior to August 28, 2005, but which were not yet fully vested as of that date, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123. Accordingly, prior period financial statements have not been restated. The total amount of compensation expense recognized in the year ended August 26, 2006 was $0.6 million, which was recorded in the consolidated statement of operations in operating costs and selling and administrative expenses. The adoption of SFAS No. 123(r) had no effect on the Company’s cash flows for the year ended August 26, 2006.

As a result of adopting SFAS No. 123(r) on August 28, 2005, the Company’s income before income taxes and net income were lower for the year ended August 26, 2006 by $0.6 million and $0.4 million, respectively, than if it had continued to account for share-based compensation under APB No. 25. Basic earnings per share for Common Stock and Class B Common Stock and diluted earnings per share for Common Stock were all lower for the year ended August 26, 2006 by $0.02 than if the Company had continued to account for share-based compensation under APB No. 25.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair-value recognition provisions required by SFAS No. 123(r) for the years ended August 27, 2005 and August 28, 2004.

Year ended	August 27, 2005	August 28, 2004
Net income (as reported)	$43,348	$33,578
Less: pro forma compensation expense, net of tax	(308)	(246)
Pro forma net income	$43,040	$33,332

As Reported Per Share Amounts:

Income per share per weighted average - Basic:
Common Stock	$2.51	$1.95
Class B Common Stock	$2.01	$1.56

Income per share – Diluted
Common Stock	$2.24	$1.74

Pro-Forma Per Share Amounts:

Income per share per weighted average - Basic:
Common Stock	$2.49	$1.94
Class B Common Stock	$1.99	$1.55

Income per share – Diluted
Common Stock	$2.23	$1.73

As prescribed by SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used:

	2006	2005	2004
Risk-free interest rate	4.47%	4.13%	4.32%
Expected dividend yield	0.77%	0.76%	1.00%
Expected life in years	7.5	7.5	10
Expected volatility	38.5%	38.0%	30.0%

The weighted average fair values of options granted during fiscal years 2006, 2005 and 2004 were $15.81, $12.47 and $11.90 respectively.

Foreign Currency Translation

The functional currency of UniFirst’s foreign operations is the local country’s currency. Transaction gains and losses, including gains and losses on intercompany transactions, are included in selling and administrative expenses, in the accompanying consolidated statements of income. Assets and liabilities of operations outside the United States are translated into U.S. dollars using period-end exchange rates. Revenues and expenses are translated at the average exchange rates in effect during each month of the fiscal year. The effects of foreign currency translation adjustments are included in shareholders’ equity as a component of accumulated other comprehensive income (loss) in the accompanying consolidated balance sheets.

The Company reported in selling and administrative expenses, net, foreign currency transaction gains (losses) totaling $0.4 million, $(0.2) million, and $0.6 million, for the fiscal years ended August 26, 2006, August 27, 2005 and August 28, 2004 respectively.

Recent Accounting Pronouncements

On October 13, 2004, the FASB issued SFAS No. 123(r), Share Based Payments, which requires companies to measure compensation cost for all share-based payments, including employee stock options. SFAS No. 123(r) was effective as of the first fiscal period beginning after June 15, 2005. In March 2005, the SEC issued SAB No. 107 regarding the SEC’s interpretation of SFAS No. 123(r) and the valuation of share-based payments for public companies. The Company adopted SFAS No. 123(r) on August 28, 2005, and the adoption did not have a material impact on the Company’s financial statements. See “Stock Based Compensation” above for further discussion regarding stock based compensation.

On September 29, 2006, the Financial Accounting Standards Board issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of SFAS No. 87, 88, 106 and 132(r), which requires the Company to; (1) recognize in its statement of financial position the over-funded or under-funded status of its defined benefit postretirement plan measured as the difference between the fair value of plan assets and the benefit obligation, (2) recognize as a component of other comprehensive income, net of tax, the actuarial gains and losses and the prior service costs and credits that arise during the period but pursuant to FAS 87 and 106 are not recognized as components of net periodic benefit cost, (3) measure defined benefit plan assets and defined benefit plan obligations as of the date of its statement of financial position, (4) disclose additional information in the notes to financial statements about certain effects on net periodic benefit cost in the upcoming fiscal year that arise from delayed recognition of the actuarial gains and losses and the prior service costs and credits. This standard is effective for fiscal years ending after December 15, 2006 and the Company does not expect adoption of this standard will have a material on its consolidated financial statements.

On July 13, 2006, the Financial Accounting Standards Board issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109, which fundamentally changes the way that the Company will be required to treat its uncertain tax positions for financial accounting purposes. FIN No. 48 prescribes rules regarding how the Company should recognize, measure and disclose in its financial statements tax positions that were taken or will be taken on the Company’s tax return that are reflected in measuring current or deferred income tax assets and liabilities for interim or annual periods. Differences between tax positions taken in a tax return and amounts recognized in the financial statements will generally result in an increase in a liability for income taxes payable, or a reduction in a deferred tax asset or an increase in a deferred tax liability. This interpretation is effective for fiscal years beginning after December 15, 2006, and the Company is currently evaluating the impact it will have on its consolidated financial statements.

2. Acquisitions

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

From the Textilease acquisition and subsequent sale of a portion of the linen business a total of $114.7 million of goodwill was assigned to the Company’s US Rental and Cleaning operating segment. This operating segment purchases, rents, cleans, delivers and sells, uniforms and protective clothing and non-garment items in the United States. Refer to Note 14 for further discussion of the Company’s operating segments. None of the goodwill is expected to be deductible for income tax purposes. At the time of acquisition, management initiated a plan to integrate certain Textilease facilities into existing operations. Included in the purchase price allocation is an accrual for exit costs and employee termination benefits in accordance with EITF Issue No. 95-3 of approximately $6.5 million, which included approximately $3.1 million in severance-related costs for corporate and field employees and $3.4 million in facility closing and lease cancellation costs. As of August 26, 2006 and August 27, 2005, the remaining accrual balances of $0.1 million and $1.3 million, respectively, are included in accrued liabilities in the accompanying consolidated balance sheets.

Aggregate information relating to the acquisition of businesses which were accounted for as purchases is as follows:

Year ended	August 26, 2006	August 27, 2005	August 28, 2004
Number of businesses acquired	19	17	8
Tangible assets acquired	$4,607	$2,690	$56,079
Intangible assets and goodwill acquired	37,570	14,112	159,204
Liabilities assumed	(370)	(422)	(35,311)

Acquisition of businesses, net of cash acquired	$41,807	$16,380	$179,972

Tangible assets acquired primarily relate to cash, accounts receivable, inventory and property, plant and equipment. Liabilities assumed primarily relate to accounts payable, accrued liabilities, and deferred taxes payable.

The results of operations of these acquisitions have been included in the Company’s consolidated financial results since their respective acquisition dates. None of the acquisitions within fiscal 2006 or 2005 were significant, individually or in the aggregate, in relation to the Company’s consolidated financial results and, therefore, pro forma financial information has not been presented.

The following are the intangible assets and goodwill acquired for the years ended August 26, 2006 and August 27, 2005 and the respective periods over which the assets will be amortized on a straight-line basis:

Year ended	August 26, 2006	August 27, 2005	Life in Years
Goodwill	$23,076	$8,814	N/A
Customer contracts	11,902	3,844	10-15
Covenants not to compete	2,592	904	3-5
Other intangible assets	—	550	8

Total intangible assets and goodwill acquired	$37,570	$14,112

The amount assigned to intangible assets acquired was based on their respective fair values determined as of the acquisition date. The excess of the purchase price over the tangible and intangible assets was recorded as goodwill, of which 99% was allocated to the US and Canadian Rental and Cleaning and 1% was allocated to the Specialty Garments segment for 2006. For 2005, 100% of the excess purchase price over the tangible and intangible assets acquired was allocated to the US and Canadian Rental and Cleaning segment. In accordance with SFAS No. 142, the goodwill is not being amortized and is tested for impairment as required at least annually.

3. Income Taxes

The provision for income taxes consists of the following:

Year ended	August 26, 2006	August 27, 2005	August 28, 2004
Current:
Federal	$22,268	$23,121	$14,928
Foreign	3,304	2,314	2,173
State	2,761	2,906	1,957
	$28,333	$28,341	$19,058

Deferred:
Federal	$(2,585)	$(2,012)	$1,528
Foreign	(242)	(178)	259
State	(457)	(328)	175
	$(3,284)	$(2,518)	$1,962

	$25,049	$25,823	$21,020

The following table reconciles the provision for income taxes using the statutory federal income tax rate to the actual provision for income taxes:

	August 26, 2006	August 27, 2005	August 28, 2004
Income taxes at the statutory federal income tax rate	$22,490	$24,210	$19,109
State income taxes	1,497	1,679	1,408
Adjustments to tax reserves	600	(500)	—
Permanent and other	462	434	503
	$25,049	$25,823	$21,020

In the year ending August 26, 2006, the Company recorded a $0.6 million debit to income taxes related to tax exposure identified by the Company. In the year ending August 27, 2005, the Company recorded a $0.5 million credit to income taxes related to the reduction of tax-related reserves that were no longer required.

The tax effect of items giving rise to the Company’s deferred tax (assets) liabilities is as follows:

Year ended	August 26, 2006	August 27, 2005	August 28, 2004
Rental merchandise in service	$14,770	$12,765	$15,738
Tax in excess of book depreciation	27,231	30,206	29,612
Purchased intangible assets	15,217	14,694	13,866
Accruals and other	(27,266)	(24,209)	(19,926)
Net deferred tax liabilities	$29,952	$33,456	$39,290

The Company has evaluated its deferred tax assets and believes that they will be fully recovered. As a result, the Company has not established a valuation allowance.

4. Long-Term Obligations

Long-term obligations outstanding on the accompanying consolidated balance sheets are as follows:

	August 26, 2006	August 27, 2005
Series A, fixed rate notes due June 2011 bearing interest at 5.27%	$75,000	$75,000
Series B, floating rate notes due June 2014 bearing interest at LIBOR plus 70 basis points (6.02%)	75,000	75,000
Series C, floating rate notes due June 2014 bearing interest at LIBOR plus 75 basis points (4.15%), paid September 14, 2005	—	15,000
Unsecured revolving credit agreement with a syndicate of banks, weighted-average interest rates of 6.46% and 5.43% at August 26, 2006 and August 27, 2005, respectively	59,000	8,950
Other	1,535	2,721

	210,535	176,671
Less-- current maturities	613	1,084

	$209,922	$175,587

Aggregate current maturities of long-term obligations for the five fiscal years subsequent to August 26, 2006 and thereafter are as follows:

Fiscal year ending August:
2007	$613
2008	59,422
2009	173
2010	120
2011	75,028
Thereafter	75,179
Total	$210,535

On June 14, 2004, the Company issued $165.0 million of fixed and floating rate notes pursuant to a Note Purchase Agreement (“Note Agreement”). Under the Note Agreement, the Company issued $75.0 million of notes with a seven year term (June 2011) bearing interest at 5.27% (“Fixed Rate Notes”). The Company also issued $90.0 million of floating rate notes due in ten years (June 2014) (“Floating Rate Notes”). Of the Floating Rate Notes, $75.0 million bear interest at LIBOR plus 70 basis points and may be repaid at face value two years from the date of issuance. The remaining $15.0 million of Floating Rate Notes bore interest at LIBOR plus 75 basis points and were repaid in September 2005.

As of August 26, 2006, the Company has a $125.0 million unsecured revolving credit agreement (“Credit Agreement”), with a syndicate of banks, which matures September 2, 2007. Loans under the Credit Agreement bear interest at floating rates which vary based on the Company’s funded debt ratio. Under the Credit Agreement, the Company may borrow funds at variable interest rates based on the Eurodollar rate or the bank’s prime rate, as selected by the Company. Availability of credit requires compliance with financial and other covenants, including minimum tangible net worth, maximum funded debt ratio, and minimum debt coverage, as defined in the Credit Agreement. Compliance with these financial covenants is generally tested on a fiscal quarterly basis. Under the most restrictive of these provisions, the Company was required to maintain minimum consolidated tangible net worth of $158.0 million as of August 26, 2006. At August 26, 2006, the interest rates applicable to the Company’s borrowings under the Credit Agreement ranged from LIBOR plus 100 basis points, or 6.32%, to the prime rate, or 8.25%. As of August 26, 2006, the Company had outstanding borrowings of approximately $59.0 million, letters of credit of $28.6 million, and $37.4 million available for borrowing.

As of August 26, 2006, the Company was in compliance with all covenants under the Note Agreement and the Credit Agreement.

In September 2006, the Company amended its Credit Agreement, and issued $100.0 million of floating rate notes pursuant to a Note Purchase Agreement. These two events are discussed in more detail in Note 15 to these consolidated financial statements.

5. Derivative Instruments and Hedging Activities

The Company accounts for its derivative instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. In October 1999, the Company entered into an interest rate swap agreement to manage its exposure to movements in interest rates on its variable rate debt. This instrument did not meet the criteria to qualify as a cash flow hedge under SFAS No. 133. Accordingly, the Company reflected all changes in the fair value of the swap agreement in earnings in the period of change. The swap agreement, with a notional amount of $40.0 million, matured October 13, 2004. The Company paid a fixed rate of 6.38% and received a variable rate tied to the three month LIBOR rate. The Company recorded, in the interest rate swap income line item of its consolidated statements of income, income of $0.2 million and $2.0 million for the fiscal years ended August 27, 2005 and August 28, 2004, respectively, for the changes in the fair value of this interest rate swap. There was no effect on income for the fiscal year ended August 26, 2006 for the changes in the fair value of the interest rate swap, and as of August 26, 2006, there were no interest rate swap agreements outstanding.

6. Employee Benefit Plans

Defined Contribution Retirement Savings Plan

The Company has a defined contribution retirement savings plan with a 401(k) feature for all eligible employees not under collective bargaining agreements. The Company matches a portion of the employee’s contribution and can make an additional contribution at its discretion. Contributions charged to expense under the plan for the year ended August 26,2006, August 27, 2005 and August 28, 2004 were $8.6 million, $7.9 million and $7.3 million, respectively.

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

The Company maintains an unfunded Supplemental Executive Retirement Plan (“SERP”) for certain eligible employees of the Company. The benefits are based on the employee’s compensation upon retirement. The amount charged to expense related to this plan amounted to approximately $0.9 million, $0.5 million and $0.4 million in the fiscal years ended 2006, 2005 and 2004, respectively.

The Company maintains a non-contributory defined pension plan (“UniFirst Plan”) covering union employees at one of its locations. The benefits are based on years of service and the employee’s compensation. The plan assets primarily consist of fixed income and equity securities. The amount charged to expense related to this plan amounted to approximately $0.1 million for the fiscal year ended 2006 and $0.2 million for each of the fiscal years ended 2005 and 2004.

In connection with the acquisition of Textilease in fiscal 2004, the Company assumed liabilities related to a frozen pension plan covering many former Textilease employees (“Textilease Plan”). The pension benefits are based on years of service and the employee’s compensation. The plan assets primarily consist of fixed income and equity securities. The amounts charged to expense related to this plan amounted to approximately $0.0 million, $0.1 million and $0.2 million in 2006, 2005 and 2004, respectively.

The Company’s obligations and funded status related to its pension and SERP retirement plans as of August 26, 2006 were as follows:

	Textilease Plan	UniFirst Plan	SERP
Change in benefit obligation:
Projected benefit obligation, beginning of year	$2,566	$2,608	$4,577
Increase in Unfunded Past Service Cost	—	—	3,914
Service cost	—	109	224
Interest cost	134	148	388
Actuarial (gain) loss	(133)	23	197
Benefits and Settlements paid	(251)	(9)	(205)
Projected benefit obligation, end of year	$2,316	$2,879	$9,095

Change in plan assets:
Fair value of plan assets, beginning of year	$1,534	$2,447	$—
Actual return on plan assets	52	(12)	—
Employer contributions	268	305	205
Benefits and Settlements paid	(251)	(9)	(205)
Fair value of plan assets, end of year	$1,603	$2,731	$—

Funded status:	$(714)	$(148)	$(9,095)
Unrecognized prior service cost	—	189	3,733
Unrecognized actuarial loss	126	409	1,366
Net amount recognized	$(588)	$450	$(3,996)

The amounts recorded on the consolidated balance sheet as of August 26, 2006 are as follows:

	Textilease Plan	UniFirst Plan	SERP
Prepaid expenses	$—	$450	$—
Other assets	—	189	2,611
Accrued liabilities	(714)	(598)	(6,607)
Accumulated other comprehensive income	126	409	—
Net amount recognized	$(588)	$450	$(3,996)

The components of net periodic benefit cost for the year ended August 26, 2006 were as follows:

	Textilease Plan	UniFirst Plan	SERP
Service cost	$—	$109	$224
Interest cost	134	148	388
Expected return on assets	(123)	(130)	—
Amortization of prior service cost	—	17	208
Amortization of unrecognized loss	—	—	59
Other	9	—	—
Net periodic benefit cost	$20	$144	$879

The calculation of pension expense and the corresponding liability requires the use of a number of critical assumptions, including the expected long-term rate of return on plan assets and the assumed discount rate. Changes in these assumptions can result in different expense and liability amounts, and future actual experience can differ from these assumptions. Pension expense increases as the expected rate of return on pension plan assets decreases. Future changes in plan asset returns, assumed discount rates and various other factors related to the participants in the Company’s pension plans will impact its future pension expense and liabilities. The Company cannot predict with certainty what these factors will be in the future.

As of August 26, 2006, the accumulated benefit obligation for the Textilease Plan, UniFirst Plan, and SERP was $2.3 million, $2.9 million, and $6.6 million, respectively.

The assumptions used in calculating the Company’s projected benefit obligation and net periodic service cost as of, and for the year ended, August 26, 2006, were as follows:

	Textilease Plan	UniFirst Plan	SERP
Discount rate	5.75%	5.75%	6.00%
Expected return on plan assets	5.00%	5.00%	N/A

7. Goodwill and Other Intangible Assets

Under SFAS No. 142, goodwill is no longer amortized, but reviewed annually, or more frequently if certain indicators arise, for impairment. There were no impairment losses related to goodwill or intangible assets during the years ended August 26, 2006, August 27, 2005 and August 28, 2004.

The changes in the carrying amount of goodwill are as follows:

Balance as of August 28, 2004	$180,685
Goodwill acquired during the period	8,814
Change in purchase accounting estimates from acquisitions in prior years	(1,933)
Effect of foreign currency translation	213
Other	14

Balance as of August 27, 2005	$187,793
Goodwill acquired during the period	23,076
Change in purchase accounting estimates from acquisitions in prior years	362
Effect of foreign currency translation	258

Balance as of August 26, 2006	$211,489

As of August 26, 2006, the Company has allocated $207.4 million and $4.1 million to its US and Canadian Rental and Cleaning and Specialty Garments segments, respectively. The change in the purchase accounting estimates from acquisitions in prior years primarily relates to revisions of tax estimates.

Intangible assets, net in the Company’s accompanying consolidated balance sheets are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
August 26, 2006
Customer contracts	$105,658	$48,332	$57,326
Restrictive covenants	20,395	16,325	4,070
Other intangible assets	6,078	3,452	2,626
	$132,131	$68,109	$64,022

August 27, 2005
Customer contracts	$93,625	$43,053	$50,572
Restrictive covenants	17,688	15,375	2,313
Other intangible assets	6,069	2,473	3,596
	$117,382	$60,901	$56,481

Estimated amortization expense for the five fiscal years subsequent to August 26, 2006 and thereafter, based on intangible assets, net as of August 26, 2006 is as follows:

2007	$6,966
2008	6,201
2009	6,034
2010	5,772
2011	5,256
Thereafter	33,793
$64,022

8. Accrued Liabilities

Accrued liabilities in the accompanying consolidated balance sheets consists of the following:

	August 26, 2006	August 27, 2005
Payroll related	$28,963	$25,877
Insurance related	21,602	22,178
Environmental related	10,858	9,326
Asset retirement obligations	6,998	6,918
Other	12,159	11,842
	$80,580	$76,141

9. Asset Retirement Obligations

The Company accounts for its asset retirement obligations under the provisions of SFAS No. 143, which generally applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset. Accordingly, the Company recognizes asset retirement obligations in the period in which they are incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Company continues to depreciate, on a straight-line basis, the amount added to property and equipment and recognizes accretion expense in connection with the discounted liability over the various remaining lives which range from approximately one to thirty years.

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

A reconciliation of the Company’s liability is as follows:

	August 26, 2006	August 27, 2005
Beginning balance	$6,918	$7,446
Accretion expense	403	511
Change in estimate of liability	771	164
Asset retirement costs incurred	(1,094)	(1,203)
Ending balance	$6,998	$6,918

As of August 26, 2006, the $7.0 million asset retirement obligation is included in accrued liabilities in the accompanying consolidated balance sheet.

10. Commitments and Contingencies

Lease Commitments

The Company leases certain buildings and equipment from independent parties. Total rent expense on all leases was $6.0 million, $6.1 million and $6.6 million in fiscal 2006, 2005 and 2004, respectively. Annual minimum lease commitments for the five years subsequent to August 26, 2006 and thereafter are as follows:

2007	$3,789
2008	2,995
2009	1,824
2010	1,161
2011	692
Thereafter	106
$10,567

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

Under environmental laws, an owner or lessee of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances located on, or in, or emanating from, such property, as well as related costs of investigation and property damage. Such laws often impose liability without regard to whether the owner or lessee knew of, or was responsible for the presence of such hazardous or toxic substances. There can be no assurances that acquired or leased locations have been operated in compliance with environmental laws and regulations or that future uses or conditions will not result in the imposition of liability upon the Company under such laws or expose the Company to third-party actions such as tort suits. The Company continues to address environmental conditions under terms of consent orders negotiated with the applicable environmental authorities or otherwise with respect to sites located in or related to Woburn, Massachusetts, Somerville, Massachusetts, Springfield, Massachusetts, Uvalde, Texas, Stockton, California, three sites related to former operations in Williamstown, Vermont, as well as number of additional locations that it acquired as part of its acquisition of Textilease Corporation in September 2003.

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

The Company routinely reviews and evaluates sites that may require remediation and monitoring and determines its estimated costs based on various estimates and assumptions. These estimates are developed using its internal sources or by third party environmental engineers or other service providers. Internally developed estimates are based on:

•	Management's judgment and experience in remediation and monitoring the Company's sites;

•	Information available from regulatory agencies as to costs of remediation and monitoring;

•	The number, financial resources and relative degree of responsibility of other potentially responsible parties (PRPs) who may be liable for remediation and monitoring of a specific site; and

•	The typical allocation of costs among PRPs.

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

For environmental liabilities that have been discounted, the Company includes interest accretion, based on the effective interest method, in operating costs on the consolidated statements of income. The changes to the Company’s environmental liabilities for the years ended August 26, 2006 and August 27, 2005 are as follows:

Year ended	August 26, 2006	August 27, 2005
Beginning balance	$9,326	$8,669
Costs incurred for which reserves have been provided	(1,031)	(760)
Insurance proceeds received	211	161
Interest accretion	466	465
Revisions in estimates	1,886	791
Balance as of August 26, 2006	$10,858	$9,326

In the fourth quarter of fiscal 2006, the Company made an adjustment to increase its environmental related accrual by approximately $1.8 million due to preliminary results of its ongoing site investigation at one of its environmental exposure sites.

Anticipated payments and insurance proceeds of currently identified environmental remediation liabilities as of August 26, 2006, for the next five years and thereafter as measured in current dollars, are reflected below.

(In Thousands)	2007	2008	2009	2010	2011	Thereafter	Total
Estimated costs – current dollars	$2,852	$2,389	$1,479	$939	$909	$9,440	$18,008

Estimated insurance proceeds	(266)	(266)	(266)	(274)	(266)	(3,873)	(5,211)

Net anticipated costs	$2,586	$2,123	$1,213	$665	$643	$5,567	$12,797

Effect of Inflation							3,025
Effect of Discounting							(4,964)

Balance as of August 26, 2006							$10,858

Estimated insurance proceeds are primarily received from an annuity received as part of a legal settlement with an insurance company. Annual proceeds of approximately $0.3 million are deposited into an escrow account which funds remediation and monitoring costs for three sites related to former operations in Williamstown, Vermont. Annual proceeds received but not expended in the current year accumulate in this account and may be used in future years for costs related to this site through the year 2027. As of August 26, 2006, the balance in this escrow account, which is held in a trust and is not recorded on the Company’s consolidated balance sheet, was approximately $1.9 million. Also included in estimated insurance proceeds are amounts the Company is entitled to receive pursuant to legal settlements as reimbursements from three insurance companies for estimated costs at the site in Uvalde, Texas.

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

Other Contingent Liabilities

As security for certain agreements with the NRC and various state agencies related to the nuclear operations (see Note 9) and certain insurance programs, the Company had standby irrevocable bank commercial letters of credit of $28.6 million and $24.6 million outstanding as of August 26, 2006 and August 27, 2005 respectively.

11. Common Stock Options

The Company adopted an incentive stock option plan (the “Plan”) in November 1996 and reserved 150,000 shares of Common Stock for issue under the Plan. In January 2002, the Company increased the number of shares of Common Stock reserved for issuance under the Plan to 450,000. Options granted under the Plan, through August 26, 2006, are at a price equal to the fair market value of the Company’s Common Stock on the date of grant. Options granted prior to fiscal 2003 are subject to a proportional four-year vesting schedule and expire eight years from the grant date. Options granted beginning in fiscal 2003 and thereafter are subject to a five-year cliff-vesting schedule under which options become vested or exercisable after five years from date of grant and expire ten years after the grant date. Compensation expense for all option grants, whether proportional four-year vesting or five-year cliff-vesting, is recognized ratably over the related vesting period starting in fiscal 2006. Certain options were granted during fiscal 2006, 2005 and 2004 to outside directors of the Company, which were fully vested upon grant and expire ten years after the grant date. Compensation expense related to the 2006 grants was recognized on the date of grant.

The following table summarizes the Common Stock option activity for the fiscal years ended August 26, 2006, August 27, 2005 and August 28, 2004:

	Number of Shares	Weighted Average Exercise Price
Outstanding, August 30, 2003	187,700	$16.10

Granted	61,800	24.45
Exercised	(26,175)	14.25
Forfeited	(6,500)	16.24

Outstanding, August 28, 2004	216,825	$18.70

Granted	67,600	27.98
Exercised	(32,325)	13.52
Forfeited	(13,725)	22.43

Outstanding, August 27, 2005	238,375	$21.82

Granted	71,400	34.69
Exercised	(9,700)	15.99
Forfeited	(15,125)	24.78

Outstanding, August 26, 2006	284,950	$25.08

Exercisable, August 28, 2004	73,569	$14.41

Exercisable, August 27, 2005	66,500	$15.89

Exercisable, August 26, 2006	69,950	$17.66

The following table summarizes information relating to currently outstanding and exercisable stock options as of August 26, 2006:

		Outstanding Options		Exercisable Options
Range of Exercise Prices	Number Outstanding	Average Remaining Option Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 10.06 - 15.13	31,575	1.61	$12.56	31,575	$12.56
17.55 - 20.13	70,175	5.14	19.17	25,375	17.55
24.35 - 27.98	113,800	7.72	26.35	7,000	27.83
33.13 – 34.83	69,400	9.19	34.68	6,000	33.13
$ 10.06 – 34.83	284,950	6.77	$25.08	69,950	$17.66

The following table summarizes the status of the Company’s nonvested shares at August 26, 2006:

	Nonvested Options
	Number of	Weighted Average
	Shares	Exercise Price

Nonvested at August 27, 2005	171,875	$24.11

Granted	65,400	34.83
Vested	(8,525)	18.10
Forfeited	(13,750)	25.86

Nonvested at August 26, 2006	215,000	$27.50

12. Shareholders’ Equity

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

On July 25, 2006, certain members of the Croatti family converted 4,474,219 million shares of their Class B Common Stock to Common Stock and sold those shares and an additional 125,781 shares of Common Stock in a follow-on offering. The Company did not sell any shares in the offering and did not receive any proceeds from the sale of the shares. For the year ended August 26, 2006, a total of 4,696,261 shares of Class B Common Stock were converted to Common Stock.

Effective July 1, 2004, companies organized in Massachusetts became subject to the Massachusetts Business Corporation Act, Chapter 156D. Chapter 156D provides that shares that are reacquired by a company become authorized but unissued shares. As a result, Chapter 156D eliminates the concept of “treasury shares”. Accordingly, at August 28, 2004, the Company redesignated 1.595 million shares of the Company’s existing treasury shares, at an aggregate cost of $26.0 million, as authorized but unissued and allocated this amount to the Common Stock’s par value and retained earnings.

13. Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) are as follows:

	Foreign Currency Translation	Pension	Total Accumulated Other Comprehensive Income (Loss)
Balance, August 30, 2003	$(1,429)	$—	$(1,429)
Change during the year	1,001	(78)	923

Balance, August 28, 2004	(428)	(78)	(506)
Change during the year	2,915	(363)	2,552

Balance, August 27, 2005	2,487	(441)	2,046
Change during the year	2,690	(94)	2,596

Balance, August 26, 2006	$5,177	$(535)	$4,642

14. Segment Reporting

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

	US and
	Canadian				Subtotal
As of and for the year ended	Rental and		Net Interco		Core Laundry	Specialty
August 26, 2006	Cleaning	MFG	MFG Elim	Corporate	Operations	Garments	First-Aid	Total

Revenues	$733,294	$65,500	$(65,500)	$5,861	$739,155	$51,553	$30,264	$820,972

Income (loss) from operations	$103,270	$24,468	$(637)	$(56,020)	$71,081	$358	$2,362	$73,801

Interest (income) expense, net	$(1,589)	$(19)	$—	$11,150	$9,542	$2	$—	$9,544

Income (loss) before taxes	$104,859	$24,487	$(637)	$(67,170)	$61,539	$356	$2,362	$64,257

Depreciation and Amortization	$29,067	$1,467	$—	$10,619	$41,153	$2,959	$1,198	$45,310

Capital Expenditures	$45,506	$—	$—	$—	$45,506	$5,671	$927	$52,104

Total Assets	$749,884	$6,715	$—	$—	$756,599	$51,654	$21,449	$829,702

	US and
	Canadian				Subtotal
As of and for the year ended	Rental and		Net Interco		Core Laundry	Specialty
August 27, 2005	Cleaning	MFG	MFG Elim	Corporate	Operations	Garments	First-Aid	Total

Revenues	$668,313	$57,634	$(57,634)	$6,075	$674,388	$61,697	$27,757	$763,842

Income (loss) from operations	$99,508	$21,390	$206	$(52,927)	$68,177	$6,907	$928	$76,012

Interest (income) expense, net	$(1,362)	$(12)	$—	$8,140	$6,766	$82	$(7)	$6,841

Income (loss) before taxes	$100,870	$21,402	$206	$(61,067)	$61,411	$6,825	$935	$69,171

Depreciation and Amortization	$27,284	$1,425	$—	$10,929	$39,638	$2,982	$1,307	$43,927

Capital Expenditures	$45,883	$447	$—	$—	$46,330	$1,406	$5,519	$53,255

Total Assets	$673,126	$6,612	$—	$—	$679,738	$48,765	$19,802	$748,305

	US and
	Canadian				Subtotal
As of and for the year ended	Rental and		Net Interco		Core Laundry	Specialty
August 28, 2004	Cleaning	MFG	MFG Elim	Corporate	Operations	Garments	First-Aid	Total

Revenues	$629,309	$53,694	$(53,694)	$4,781	$634,090	$58,598	$26,668	$719,356

Income (loss) from operations	$88,729	$20,299	$(5,277)	$(48,582)	$55,169	$7,113	$1,722	$64,004

Interest (income) expense, net	$(1,221)	$3	$—	$10,445	$9,227	$171	$8	$9,406

Income (loss) before taxes	$89,950	$20,296	$(5,277)	$(59,027)	$45,942	$6,942	$1,714	$54,598

Depreciation and Amortization	$26,577	$1,481	$—	$12,515	$40,573	$3,385	$931	$44,889

Capital Expenditures	$24,931	$—	$—	$—	$24,931	$3,356	$2,586	$30,873

Total Assets	$637,997	$5,931	$—	$—	$643,928	$44,468	$13,970	$702,366

The Company’s long-lived assets as of August 26, 2006 and August 27, 2005 and revenues for the years ended August 26, 2006, August 27, 2005 and August 28, 2004 were attributed to the following countries (in thousands):

Long-lived assets as of:	August 26, 2006	August 27, 2005
United States	$564,493	$522,530
Europe, Canada, and Mexico (1)	36,296	31,270
Total	$600,789	$553,800

Revenues for the year ended:	August 26, 2006	August 27, 2005	August 28, 2004
United States	$751,985	$709,153	$673,006
Europe, Canada, and Mexico (1)	68,987	54,689	46,350
	$820,972	$763,842	$719,356

Income before income taxes for the year ended:	August 26, 2006	August 27, 2005	August 28, 2004
United States	$54,572	$62,365	$49,518
Europe, Canada, and Mexico (1)	9,685	6,806	5,080
	$64,257	$69,171	$54,598

(1) No country accounts for greater than 10% of total long-lived assets or revenues.

15. Subsequent Events

On September 13, 2006, the Company amended its Credit Agreement. This new agreement (“Amended Credit Agreement”) matures on September 13, 2011 and allows for maximum outstanding borrowings of $225.0 million. Under the Amended Credit Agreement, the Company continues to be able to borrow funds at variable interest rates based on the Eurodollar rate or the bank’s prime rate, as selected by the Company. Availability of credit requires compliance with certain amended financial and other covenants, including a maximum funded debt ratio and minimum interest coverage as defined in the Amended Credit Agreement.

On September 14, 2006, the Company issued $100.0 million of floating rates notes (“2006 Floating Rate Notes”) pursuant to a Note Purchase Agreement (“2006 Note Agreement”). The 2006 Floating Rate Notes mature on September 14, 2013, bear interest at LIBOR plus 50 basis points and may be repaid at face value two years from the date of issuance. The proceeds from the issuance of the 2006 Floating Rate Notes were used to first repay the $75.0 million of outstanding Floating Rate Notes and then to pay down outstanding amounts under the Amended Credit Agreement.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders,

UniFirst Corporation

We have audited the accompanying consolidated balance sheets of UniFirst Corporation and subsidiaries (the “Company”) as of August 26, 2006 and August 27, 2005 and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended August 26, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15 (a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of UniFirst Corporation and subsidiaries at August 26, 2006 and August 27, 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended August 26, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share Based Payments”, and changed its method of accounting for stock-based compensation effective August 28, 2005.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of UniFirst Corporation’s internal control over financial reporting as of August 26, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 8, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

November 8, 2006

Quarterly Financial Data (Unaudited)

The following is a summary of the results of operations for each of the quarters within the years ended August 26, 2006 and August 27, 2005. This summary should be read in conjunction with these consolidated financial statements and notes to consolidated financial statements.

Our fiscal year ends on the last Saturday in August. For financial reporting purposes, fiscal 2006 and fiscal 2005 had 52 weeks. Each of the quarters presented below includes 13 weeks.

(In thousands, except per share data) For the year ended August 26, 2006	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$199,325	$202,168	$211,938	$207,541
Income before income taxes	18,521	10,775	17,753	17,208
Provision for income taxes	7,131	4,448	6,835	6,635

Net income	$11,390	$6,327	$10,918	$10,573

Net income per Common share -- basic	$0.66	$0.36	$0.63	$0.60

Net income per Class B Common share -- basic	$0.53	$0.29	$0.50	$0.48

Net income per Common share -- diluted	$0.59	$0.33	$0.57	$0.55

Weighted average number of shares outstanding -- basic
Common Stock	9,619	9,747	9,814	11,406
Class B Common Stock	9,620	9,494	9,429	7,842
	19,239	19,241	19,243	19,248
Weighted average number of Common Stock shares
outstanding -- diluted	19,328	19,316	19,311	19,313

(In thousands, except per share data) For the year ended August 27, 2005	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$188,434	$190,684	$195,957	$188,767
Income before income taxes	21,538	16,232	19,037	12,364
Provision for income taxes	8,184	6,169	7,235	4,235

Net income	$13,354	$10,063	$11,802	$8,129

Net income per Common share -- basic	$0.78	$0.58	$0.68	$0.47

Net income per Class B Common share -- basic	$0.62	$0.47	$0.55	$0.38

Net income per Common share -- diluted	$0.69	$0.52	$0.61	$0.42

Weighted average number of shares outstanding -- basic
Common Stock	9,281	9,456	9,467	9,509
Class B Common Stock	9,926	9,759	9,758	9,723
	19,207	19,215	19,225	19,232

Weighted average number of Common Stock shares
outstanding -- diluted	19,277	19,315	19,336	19,345

In the fourth quarter of fiscal 2006, we decreased our insurance reserves by $3.1 million, resulting from our annual third-party actuarial review of our insurance reserve requirements. In addition, we increased our environmental related accrual by $1.8 million due to the preliminary results of our ongoing site investigation at one of our environmental exposure sites. These adjustments combined to increase our 2006 fourth quarter income from operations and net income by approximately $1.3 million and $0.8 million, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that material information relating to the Company required to be disclosed by the Company in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures. We continue to review our disclosure controls and procedures, and our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the year ended August 26, 2006 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Responsibility for Financial Statements

Our management is responsible for the preparation, integrity and objectivity of our consolidated financial statements and other financial information contained in our Annual Report to Shareholders. Those consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States. In preparing those consolidated financial statements, Management was required to make certain estimates and judgments, which are based upon currently available information and Management’s view of current conditions and circumstances.

The Audit Committee of our Board of Directors, which consists solely of independent directors, oversees our process of reporting financial information and the audit of our consolidated financial statements. The Audit Committee stays informed of our financial condition and regularly reviews Management’s financial policies and procedures, the independence of our independent auditors, our internal control and the objectivity of our financial reporting. Our independent registered public accounting firm has free access to the Audit Committee and meets with the Audit Committee periodically, both with and without Management present.

We have retained Ernst & Young LLP, an independent registered public accounting firm, to audit our consolidated financial statements found in this Annual Report on Form 10-K for the year ended August 26, 2006. We have made available to Ernst & Young LLP all of our financial records and related data in connection with their audit of our consolidated financial statements.

We have filed with the Securities and Exchange Commission the required certifications related to our consolidated financial statements as of and for the year ended August 26, 2006. These certifications are attached as exhibits to this Annual Report on Form 10-K for the year ended August 26, 2006. Additionally, we have also provided to the New York Stock Exchange the required annual certification of our Chief Executive Officer regarding our compliance with the New York Stock Exchange’s corporate governance listing standards.

Management’s Report on Internal Control Over Financial Reporting.

Management has responsibility for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has assessed the effectiveness of our internal control over financial reporting as of August 26, 2006. In making its assessment, Management has utilized the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control—Integrated Framework. Management concluded that based on its assessment, our internal control over financial reporting was effective as of August 26, 2006. Management’s assessment of the effectiveness of our internal control over financial reporting as of August 26, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report dated November 8, 2006, which appears in this Annual Report on Form 10-K for the year ended August 26, 2006.

Report of Independent Registered Public Accounting Firm

on Internal Control Over Financial Reporting

The Board of Directors and Shareholders,

UniFirst Corporation

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting included in Item 9A, that UniFirst Corporation maintained effective internal control over financial reporting as of August 26, 2006, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). UniFirst Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that UniFirst Corporation maintained effective internal control over financial reporting as of August 26, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, UniFirst Corporation maintained, in all material respects, effective internal control over financial reporting as of August 26, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of UniFirst Corporation and subsidiaries as of August 26, 2006 and August 27, 2005 and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended August 26, 2006 of UniFirst Corporation and our report dated November 8, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

November 8, 2006

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

We have adopted a Statement of Corporate Policy and Code of Business Conduct and Ethics, which applies to our directors and all of our employees, including our principal executive officer, principal financial officer, principal accounting officer and controller. A copy is available, free of charge, by contacting our Investor Relations group at (978) 658-8888 or at UniFirst Corporation, 68 Jonspin Road, Wilmington, MA 01887. Our Statement of Corporate Policy and Code of Business Conduct and Ethics is available on our website at www.unifirst.com. Information contained on our website is not part of this Annual Report on Form 10-K or the documents incorporated by reference into this Annual Report on Form 10-K.

Information regarding our directors and executive officers is incorporated by reference to the information provided under the caption “Election of Directors” in our Proxy Statement for our 2007 Annual Meeting of Shareholders.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated by reference to the information provided under the caption “Summary Compensation Table,” “Option Grants with Respect to Fiscal Year 2006,” “Option Exercises and Year-End Holdings,” “Supplemental Executive Retirement Plan” and “Stock Performance Graph” in our Proxy Statement for our 2007 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference to the information provided under the captions “Election of Directors,” and “Security Ownership of Management and Principal Shareholders”, in our Proxy Statement for our 2007 Annual Meeting of Shareholders and “Equity Compensation Plan Information” in Item 5 of this Annual Report on Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference to the information provided under the caption “Certain Relationships and Related Transactions” in our Proxy Statement for our 2007 Annual Meeting of Shareholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference to the information provided under the caption “Independent Auditors” in our Proxy Statement for our 2007 Annual Meeting of Shareholders.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The financial statements listed below are filed as part of this report:

(1) and (2) FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES.

The financial statements listed below are included under Item 8 of this Annual Report on Form 10-K:

Consolidated statements of income for each of the three years in the period ended August 26, 2006

Consolidated balance sheets as of August 26, 2006 and August 27, 2005

Consolidated statements of shareholders’ equity for each of the three years in the period ended August 26, 2006

Consolidated statements of cash flows for each of the three years in the period ended August 26, 2006

Notes to consolidated financial statements

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

Management’s Report on Internal Control Over Financial Reporting

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The following additional schedule is filed herewith:

Schedule II — Valuation and qualifying accounts and reserves for each of the three years in the period ended August 26, 2006

UNIFIRST CORPORATION AND SUBSIDIARIES

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED

AUGUST 26, 2006

Description	Balance, Beginning of Period	Charged to Costs and Expenses	Charges for Which Reserves Were Created or Deductions	Balance, End of Period
Allowance for Doubtful Accounts
For the year ended August 26, 2006	$3,179	$3,383	$(2,909)	$3,653

For the year ended August 27, 2005	$2,616	$3,097	$(2,534)	$3,179

For the year ended August 28, 2004	$2,611	$3,132	$(3,127)	$2,616

Reserve for Obsolete Inventory

For the year ended August 26, 2006	$853	$565	$(438)	$980

For the year ended August 27, 2005	$1,126	$455	$(728)	$853

For the year ended August 28, 2004	$1,082	$913	$(869)	$1,126

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

3.1

Restated Articles of Organization (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed July 5, 2006 — and the Articles of Amendment dated January 13, 1988, a copy of which was filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed July 5, 2006 — and the Articles of Amendment dated January 21, 1993, a copy of which was filed as Exhibit 3.3 to the Company’s Current Report on Form 8-K filed July 5, 2006.)

3.2	By-laws (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed July 5, 2006.)

10.1

UniFirst Corporation Profit Sharing Plan (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (No. 33-60781) — and the Amendment dated June 27, 1995, a copy of which was filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 1996.)

10.2	UniFirst Corporation 1996 Stock Incentive Plan, as amended, (incorporated by reference to Exhibit 10-D to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2002).

10.3

Form of UniFirst Corporation stock option award to non-employee directors, (incorporated by reference to Exhibit 10-E to the Company’s Annual Report on Form 10-K for the fiscal year ended August 28, 2004).

10.4

Form of UniFirst Corporation stock option award to executive officers, (incorporated by reference to Exhibit 10-F to the Company’s Annual Report on Form 10-K for the fiscal year ended August 28, 2004).

10.5

UniFirst Corporation Unfunded Supplemental Executive Retirement Plan dated as of March 8, 2006, (incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission on March 8, 2006).

14.1

UniFirst Corporation Statement of Corporate Policy and Code of Business Conduct and Ethics (incorporated by reference to Appendix B to the Company’s Proxy Statement on Schedule 14A filed on December 10, 2003.)

* 21.1	List of Subsidiaries.

* 23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

* 31.1	Rule 13a-14(a)/15d-14(a) Certification of Ronald D. Croatti

* 31.2	Rule 13a-14(a)/15d-14(a) Certification of John B. Bartlett

** 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

** 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UniFirst Corporation By: /s/ Ronald D. Croatti Ronald D. Croatti President and Chief Executive Officer

November 9, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE
/s/ Ronald D. Croatti
Ronald D. Croatti

/s/ John B. Bartlett
John B. Bartlett

/s/ Cynthia Croatti
Cynthia Croatti

/s/ Donald J. Evans
Donald J. Evans

/s/ Albert Cohen
Albert Cohen

/s/ Phillip L. Cohen
Phillip L. Cohen

/s/ Anthony F. DiFillippo
Anthony F. DiFillippo

_____________________
Lawrence Pugh

/s/ Robert F. Collings
Robert F. Collings	Principal Executive Officer and Director Principal Financial Officer and Principal Accounting Officer Director Director Director Director Director Director Director	November 9, 2006 November 9, 2006 November 9, 2006 November 9, 2006 November 9, 2006 November 9, 2006 November 9, 2006 November 9, 2006

EXHIBIT INDEX

DESCRIPTION

2.1

Stock Purchase Agreement dated as of July 17, 2003 by and among the Company and the stockholders of Textilease Corporation signatory thereto — incorporated by reference to the Company’s Current Report on Form 8-K filed on September 17, 2003.

3.1

Restated Articles of Organization (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed July 5, 2006 — and the Articles of Amendment dated January 13, 1988, a copy of which was filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed July 5, 2006 — and the Articles of Amendment dated January 21, 1993, a copy of which was filed as Exhibit 3.3 to the Company’s Current Report on Form 8-K filed July 5, 2006.)

3.2	By-laws (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed July 5, 2006.)

10.1

UniFirst Corporation Profit Sharing Plan (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (No. 33-60781) — and the Amendment dated June 27, 1995, a copy of which was filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 1996.)

10.2	UniFirst Corporation 1996 Stock Incentive Plan, as amended, (incorporated by reference to Exhibit 10-D to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2002).

10.3

Form of UniFirst Corporation stock option award to non-employee directors, (incorporated by reference to Exhibit 10-E to the Company’s Annual Report on Form 10-K for the fiscal year ended August 28, 2004).

10.4

Form of UniFirst Corporation stock option award to executive officers, (incorporated by reference to Exhibit 10-F to the Company’s Annual Report on Form 10-K for the fiscal year ended August 28, 2004).

10.5

UniFirst Corporation Unfunded Supplemental Executive Retirement Plan dated as of March 8, 2006, (incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission on March 8, 2006).

14.1

UniFirst Corporation Statement of Corporate Policy and Code of Business Conduct and Ethics (incorporated by reference to Appendix B to the Company’s Proxy Statement on Schedule 14A filed on December 10, 2003.)

* 21.1	List of Subsidiaries.

* 23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

* 31.1	Rule 13a-14(a)/15d-14(a) Certification of Ronald D. Croatti

* 31.2	Rule 13a-14(a)/15d-14(a) Certification of John B. Bartlett

** 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

** 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

* Filed herewith

** Furnished herewith