Form 10-Q
period 2006-11-25
UNIFIRST CORP
filed 2007-01-04
CIK 717954

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 25, 2006

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

Yes ☐No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The number of outstanding shares of UniFirst Corporation Common Stock and Class B Common Stock at December 29, 2006 were 14,311,574 and 4,940,849, respectively.

UniFirst Corporation

Quarterly Report on Form 10-Q

For the Quarter ended November 25, 2006

Table of Contents

Part I – FINANCIAL INFORMATION

Item 1 - Financial Statements

Consolidated Balance Sheets as of November 25, 2006 and August 26, 2006

Consolidated Statements of Income for the Thirteen Weeks ended November 25, 2006 and November 26, 2005

Consolidated Statements of Cash Flows for the Thirteen Weeks ended November 25, 2006 and November 26, 2005

Notes to Consolidated Financial Statements

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Item 4 - Controls and Procedures

Part II – OTHER INFORMATION

Item 1 – Legal Proceedings

Item 1A – Risk Factors

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Item 3 – Defaults Upon Senior Securities

Item 4 – Submission of Matters to a Vote of Security Holders

Item 5 – Other Information

Item 6 - Exhibits

Signatures

Exhibit Index

Certifications
Ex-31.1 Section 302 Certification of CEO
Ex-31.2 Section 302 Certification of CFO
Ex-32.1 Section 906 Certification of CEO
Ex-32.2 Section 906 Certification of CFO

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UniFirst Corporation and Subsidiaries

Consolidated Balance Sheets (Unaudited)

(In thousands, except share data)	November 25, 2006	August 26, 2006 (a)
Assets
Cash and cash equivalents	$8,029	$8,302
Receivables, less reserves of $3,786 and $3,653, respectively	98,580	86,549
Inventories	36,890	36,469
Rental merchandise in service	85,561	85,875
Deferred income taxes	10,038	10,046
Prepaid expenses	4,758	1,672

Total current assets	243,856	228,913

Property and equipment:
Land, buildings and leasehold improvements	274,080	269,696
Machinery and equipment	289,442	284,619
Motor vehicles	85,024	84,138

	648,546	638,453
Less -- accumulated depreciation	327,729	319,550

	320,817	318,903

Goodwill	212,923	211,489
Customer contracts and other intangible assets, net	62,796	64,022
Other assets	6,459	6,375
	$846,851	$829,702

Liabilities and shareholders' equity
Current liabilities:
Current maturities of long-term obligations	$683	$613
Accounts payable	43,080	43,003
Accrued liabilities	81,943	80,580
Accrued income taxes	10,197	3,041

Total current liabilities	135,903	127,237

Long-term obligations, net of current maturities	206,116	209,922
Deferred income taxes	39,911	39,998

Commitments and Contingencies (Note 5)
Shareholders' equity:
Preferred stock, $1.00 par value; 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $0.10 par value; 30,000,000 shares authorized; 14,307,724 and 14,306,799 issued and outstanding, respectively	1,431	1,431
Class B Common Stock, $0.10 par value; 20,000,000 shares authorized; 4,940,849 and 4,940,849 issued and outstanding, respectively	494	494
Capital surplus	14,638	14,497
Retained earnings	444,542	431,481
Accumulated other comprehensive income	3,816	4,642

Total shareholders' equity	464,921	452,545

	$846,851	$829,702

(a) Derived from audited financial statements

The accompanying notes are an integral part of these

consolidated financial statements.

UniFirst Corporation and Subsidiaries

Consolidated Statements of Income

(Unaudited)

Thirteen weeks ended (In thousands, except per share data)	November 25, 2006	November 26, 2005
Revenues	$222,377	$199,325

Cost and expenses:
Operating costs (1)	136,919	124,667
Selling and administrative expenses (1)	48,390	43,130
Depreciation and amortization	11,585	10,932
	196,894	178,729

Income from operations	25,483	20,596

Other expense (income):
Interest expense	3,322	2,331
Interest income	(466)	(256)

	2,856	2,075

Income before income taxes	22,627	18,521
Provision for income taxes	8,881	7,131

Net income	$13,746	$11,390

Income per share – Basic:
Common Stock	$0.75	$0.66
Class B Common Stock	$0.60	$0.53

Income per share – Diluted:
Common Stock	$0.71	$0.59

Weighted average number of shares outstanding – Basic:
Common Stock	14,307	9,619
Class B Common Stock	4,941	9,620
	19,248	19,239

Weighted average number of shares outstanding – Diluted:
Common Stock	19,322	19,328

Dividends per share:
Common Stock	$0.0375	$0.0375
Class B Common Stock	$0.0300	$0.0300

(1) Exclusive of depreciation and amortization

The accompanying notes are an integral part of these

consolidated financial statements.

UniFirst Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

Thirteen weeks ended (In thousands)	November 25, 2006	November 26, 2005
Cash flows from operating activities:
Net income	$13,746	$11,390
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	9,810	9,472
Amortization of intangible assets	1,775	1,460
Amortization of deferred financing costs	326	173
Stock-based compensation	121	122
Accretion on asset retirement obligations	107	100

Changes in assets and liabilities, net of acquisitions:
Receivables	(12,031)	(6,949)
Inventories	(421)	309
Rental merchandise in service	909	(3,491)
Prepaid expenses	(3,086)	(2,285)
Accounts payable	77	4,771
Accrued liabilities	1,515	(2,051)
Accrued and deferred income taxes	7,083	6,867
Net cash provided by operating activities	19,931	19,888

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(2,996)	(678)
Capital expenditures	(11,724)	(11,152)
Other	298	(4,480)
Net cash used in investing activities	(14,422)	(16,310)

Cash flows from financing activities:
Proceeds from long-term obligations	100,000	10,375
Payments on long-term obligations	(103,736)	(15,678)
Payment of deferred financing costs	(550)	—
Proceeds from exercise of Common Stock options	14	48
Payment of cash dividends	(685)	(650)
Net cash used in financing activities	(4,957)	(5,905)

Effect of exchange rate changes	(825)	852

Net decrease in cash and cash equivalents	(273)	(1,475)
Cash and cash equivalents at beginning of period	8,302	4,704

Cash and cash equivalents at end of period	$8,029	$3,229

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

Interim Financial Information

These consolidated financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the information furnished reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes, thereto, included in the Company’s annual report on Form 10-K for the fiscal year ended August 26, 2006. Results for an interim period are not indicative of any future interim periods or for an entire fiscal year.

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

Fiscal Year

The Company’s fiscal year ends on the last Saturday in August. For financial reporting purposes, fiscal 2007 will have 52 weeks, as did fiscal 2006.

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

Revenue Recognition and Allowance for Doubtful Accounts

The Company recognizes revenue from rental operations in the period in which the services are provided. Direct sales revenue is recognized in the period in which the product is shipped. Management judgments and estimates are used in determining the collectability of accounts receivable and evaluating the adequacy of allowance for doubtful accounts. The Company considers specific accounts receivable and historical bad debt experience, customer credit worthiness, current economic trends and the age of outstanding balances as part of its evaluation. Changes in estimates are reflected in the period they become known. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Material changes in its estimates may result in significant differences in the amount and timing of bad debt expense recognition for any given period.

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

Property and Equipment

Property and equipment are recorded at cost. Expenditures for maintenance and repairs are expensed as incurred, while expenditures for renewals and betterments are capitalized. The Company provides for depreciation on the straight-line method based on the following estimated useful lives:

Buildings	30-40 years
Leasehold improvements	Shorter of useful life or term of lease
Machinery and equipment	3-10 years
Motor vehicles	3-5 years

In accordance with Statements of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets, including property and equipment, are evaluated for impairment whenever events and circumstances indicate an asset may be impaired. There have been no material impairments of property and equipment in the thirteen weeks ended November 25, 2006, or the year ended August 26, 2006.

Goodwill and Other Intangible Assets

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized. SFAS No. 142 requires that companies test goodwill for impairment on an annual basis. In addition, SFAS No. 142 also requires that companies test goodwill if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit to which goodwill is assigned below its carrying amount. The Company’s evaluation considers changes in the operating environment, competitive information, market trends, operating performance and cash flow modeling. Management completes its annual impairment test in the fourth quarter of each fiscal year and there have been no impairments of goodwill or indefinite-lived intangible assets in the thirteen weeks ended November 25, 2006, or the year ended August 26, 2006. Future events could cause management to conclude that impairment indicators exist and that goodwill or other intangibles associated with previously acquired businesses are impaired. Any resulting impairment loss could have a material impact on our financial condition and results of operations.

Definite-lived intangible assets are amortized over useful lives, which are based on management estimates of the period that the assets will generate revenue. Definite-lived intangible assets are also evaluated for impairment in accordance with SFAS No. 144. There have been no impairments of definite-lived intangible assets in the thirteen weeks ended November 25, 2006, or the year ended August 26, 2006.

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

The estimated liability for environmental contingencies has been discounted using risk-free interest rates ranging from 4% to 5% over periods ranging from ten to thirty years. The estimated current costs, net of legal settlements with insurance carriers, have been adjusted for the estimated impact of inflation at 3% per year. Changes in enacted laws, regulatory orders or decrees, management’s estimates of costs, insurance proceeds, participation by other parties, the timing of payments and the input of outside consultants and attorneys based on changing legal or factual circumstances could have a material impact on the amounts recorded for environmental and other contingent liabilities. Refer to Note 5 of these consolidated financial statements for additional discussion and analysis.

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

The estimated liability has been based on historical experience in decommissioning nuclear laundry facilities, estimated useful lives of the underlying assets, external vendor estimates as to the cost to decommission these assets in the future, and federal and state regulatory requirements. The estimated current costs have been adjusted for the estimated impact of inflation at 3% per year. The liability has been discounted using credit-adjusted risk-free rates that range from approximately 3% to 7%. Revisions to the liability could occur due to changes in the Company’s estimated useful lives of the underlying assets, estimated dates of decommissioning, changes in decommissioning costs, changes in federal or state regulatory guidance on the decommissioning of such facilities, or other changes in estimates. Changes due to revised estimates will be recognized by adjusting the carrying amount of the liability and the related long-lived asset if the assets are still in service, or charged to expense in the period if the assets are no longer in service.

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

Supplemental Executive Retirement Plan and other Pension Plans

The Company accounts for its Supplemental Executive Retirement Plan and other pension plans in accordance with SFAS No. 87, Employer’s Accounting for Pensions. Under SFAS No. 87, pension expense is recognized on an accrual basis over employees’ estimated service periods. Pension expense calculated under SFAS No. 87 is generally independent of funding decisions or requirements.

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

The Company’s effective income tax rate was 39.25% for the thirteen weeks ended November 25, 2006, respectively, as compared to 38.5% for the thirteen weeks ended November 26, 2005. The increase in the effective income tax rate is primarily due to changes in state tax laws.

Net Income Per Share

The Company computes net income per share under the provisions of SFAS No. 128, Earnings per Share, and Emerging Issues Task Force (“EITF”) Issue No. 03-6, Participating Securities and Two — Class Method under FASB Statement No. 128, ‘Earnings per Share’. EITF Issue No. 03-6 requires that income per share for each class of common stock be calculated assuming 100% of the Company’s earnings are distributed as dividends to each class of common stock based on their respective dividend rights, even though the Company does not anticipate distributing 100% of its earnings as dividends. The Common Stock of the Company has a 25% dividend preference to the Class B Common Stock. The effective result is that the basic earnings per share for the Common Stock will be 25% greater than the basic earnings per share of the Class B Common Stock.

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

The following table shows how net income is allocated using this method:

Thirteen weeks ended	November 25, 2006	November 26, 2005
Net income available to shareholders	$13,746	$11,390

Allocation of net income for Basic:
Common Stock	$10,770	$6,327
Class B Common Stock	2,976	5,063
	$13,746	$11,390

The diluted earnings per share calculation assumes the conversion of all the Company’s Class B Common Stock into Common Stock, so no allocation of earnings to Class B Common Stock is required.

The following table illustrates the weighted average number of Common and Class B Common shares outstanding during the thirteen weeks ended November 25, 2006 and November 26, 2005 and is utilized in the calculation of earnings per share:

Thirteen weeks ended	November 25, 2006	November 26, 2005
Weighted average number of Common shares -- basic	14,307	9,619
Add: effect of potentially dilutive common shares -- employee Common Stock options	74	89
Add: assumed conversion of Class B Common shares into Common Stock	4,941	9,620

Weighted average number of Common shares -- diluted	19,322	19,328

Weighted average number of Class B Common shares -- basic	4,941	9,620

Stock options to purchase 65,400 shares of Common Stock were not included in the calculation of diluted earnings per share for the thirteen weeks ended November 26, 2005 because they were anti-dilutive.

Stock Based Compensation

The Company adopted an incentive stock option plan (the “Plan”) in November 1996 and has reserved 450,000 shares of Common Stock for issue under the Plan. All options granted under the Plan are at a price equal to the fair market value of the Company’s Common Stock on the date of grant. Options granted prior to fiscal 2003 are subject to a proportional four-year vesting schedule and expire eight years from the grant date. Beginning in fiscal 2003, option grants are subject to a five-year cliff-vesting schedule under which options become vested or exercisable after five years from date of grant and expire ten years after the grant date.

Effective August 28, 2005, the Company adopted SFAS No. 123(r), Share-Based Payment, under the modified prospective method as described in SFAS No. 123(r). The fair value recognition provisions of this statement require that the share-based compensation cost be measured at the grant date based on the value of the award and be recognized as expense over the requisite service period, which is generally the vesting period. Under the modified prospective transition method, compensation expense recognized in subsequent period includes compensation expense for all stock-based payments granted subsequent to the Company’s adoption of SFAS 123(r) and for all stock-based payments granted prior to August 28, 2005, but which were not yet fully vested as of that date, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123.

Determining the fair value of share-based awards at the grant date requires judgment, including estimating expected dividends, share price volatility and the amount of share-based awards that are expected to be forfeited. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model.

Compensation expense for all option grants, whether proportional four-year vesting or five-year cliff vesting, is recognized ratably over the related vesting period. Certain options were granted during fiscal 2006 and 2005 to outside directors of the Company, which were fully vested and expire eight years after the grant date. Compensation expense related to the fiscal 2006 grants was recognized on the date of grant. Stock-based compensation, as accounted for under SFAS 123(r), has been recorded in the consolidated statement of operations in operating costs and selling and administrative expenses for all periods presented. The adoption of SFAS No. 123(r) had no effect on the Company’s cash flows.

For the thirteen weeks ended November 25, 2006 and November 26, 2005, there were 925 and 2,450 shares of Common Stock issued as a result of the exercise of Common Stock options, respectively.

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

The Company reported in selling and administrative expenses, net, foreign currency transaction gains (losses) totaling $0.1 million and $(0.2) million for the thirteen weeks ended November 25, 2006 and November 26, 2005, respectively.

Reclassifications

Certain prior year amounts have been reclassified to conform with current year presentation. These reclassifications did not impact current or historical net income or shareholders’ equity.

Recent Accounting Pronouncements

On September 29, 2006, the Financial Accounting Standards Board issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of SFAS No. 87, 88, 106 and 132(r), which requires the Company to: (1) recognize in its statement of financial position the over-funded or under-funded status of its defined benefit postretirement plan measured as the difference between the fair value of plan assets and the benefit obligation, (2) recognize as a component of other comprehensive income, net of tax, the actuarial gains and losses and the prior service costs and credits that arise during the period but pursuant to FAS 87 and 106 are not recognized as components of net periodic benefit cost, (3) measure defined benefit plan assets and defined benefit plan obligations as of the date of its statement of financial position, (4) disclose additional information in the notes to financial statements about certain effects on net periodic benefit cost in the upcoming fiscal year that arise from delayed recognition of the actuarial gains and losses and the prior service costs and credits, and (5) recognize as an adjustment to the opening balance of retained earnings, net of tax, any transition asset or transition obligation remaining from he initial application of FAS 87 or 106. This standard is effective for fiscal years ending after December 15, 2006, and the Company does not expect adoption of this standard will have a material impact on its consolidated financial statements.

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

2. Acquisitions

During the thirteen weeks ended November 25, 2006, the Company completed five acquisitions with an aggregate purchase price of approximately $1.3 million. In addition, the Company made deferred acquisition payments of $1.7 million related to a prior year acquisition. The results of operations of these acquisitions have been included in the Company’s consolidated financial results since their respective acquisition dates. None of these acquisitions was significant, individually or in the aggregate, in relation to the Company’s consolidated financial results and, therefore, pro forma financial information has not been presented.

3. Employee Benefit Plans

Defined Contribution Retirement Savings Plan

The Company has a defined contribution retirement savings plan with a 401(k) feature for all eligible employees not under collective bargaining agreements. The Company matches a portion of the employee’s contribution and can make an additional contribution at its discretion. Contributions charged to expense under the plan for the thirteen weeks ended November 25, 2006 and November 26, 2005 were $2.3 million and $2.2 million, respectively.

Supplemental Executive Retirement Plan and Other Pension Plans

The Company maintains an unfunded Supplemental Executive Retirement Plan (“SERP”) for certain eligible employees of the Company, a non-contributory defined benefit pension plan (“UniFirst Plan”) covering union employees at one of its locations, and a frozen pension plan (“Textilease Plan”) the Company assumed in connection with its acquisition of Textilease Corporation in fiscal 2004. The amounts charged to expense related to these plans for the thirteen weeks ended November 25, 2006 and November 26, 2005 were $0.3 million and $0.3 million, respectively.

4. Asset Retirement Obligations

The Company accounts for its asset retirement obligations under the provisions of SFAS No. 143, which generally applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset. Accordingly, the Company recognizes asset retirement obligations in the period in which they are incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Company continues to depreciate, on a straight-line basis, the amount added to property and equipment and recognizes accretion expense in connection with the discounted liability over the various remaining lives which range from approximately four to thirty years.

The Company has recognized as a liability the present value of the estimated future costs to decommission its nuclear laundry facilities. The estimated liability is based on historical experience in decommissioning nuclear laundry facilities, estimated useful lives of the underlying assets, external vendor estimates as to the cost to decommission these assets in the future, and federal and state regulatory requirements. The estimated current costs have been adjusted for the estimated impact of inflation at 3% per year. The liability has been discounted using credit-adjusted risk-free rates that range from approximately 3% to 7%. Revisions to the liability could occur due to changes in the Company’s estimated useful lives of the underlying assets, estimated dates of decommissioning, changes in decommissioning costs, changes in federal or state regulatory guidance on the decommissioning of such facilities, or other changes in estimates. Changes due to revised estimates will be recognized by adjusting the carrying amount of the liability and the related long-lived asset if the assets are still in service, or charged to expense in the period if the assets are no longer in service.

A reconciliation of the Company’s liability is as follows:

November 25, 2006
Beginning balance as of August 26, 2006	$6,998
Accretion expense	107
Ending balance as of November 25, 2006	$7,105

As of November 25, 2006, the $7.1 million asset retirement obligation is included in accrued liabilities in the accompanying consolidated balance sheet.

5. Commitments and Contingencies

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

Under environmental laws, an owner or lessee of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances located on, or in, or emanating from, such property, as well as related costs of investigation and property damage. Such laws often impose liability without regard to whether the owner or lessee knew of, or was responsible for the presence of such hazardous or toxic substances. There can be no assurances that acquired or leased locations have been operated in compliance with environmental laws and regulations or that future uses or conditions will not result in the imposition of liability upon the Company under such laws or expose the Company to third-party actions such as tort suits. The Company continues to address environmental conditions under terms of consent orders negotiated with the applicable environmental authorities or otherwise with respect to sites located in or related to Woburn, Massachusetts, Somerville, Massachusetts, Springfield, Massachusetts, Uvalde, Texas, Stockton, California, three sites related to former operations in Williamstown, Vermont, as well as a number of additional locations that it acquired as part of its acquisition of Textilease Corporation in September 2003.

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

The Company routinely reviews and evaluates sites that may require remediation and monitoring and determines its estimated costs based on various estimates and assumptions. These estimates are developed using its internal sources or by third party environmental engineers or other service providers. Internally developed estimates are based on:

•	Management’s judgment and experience in remediating and monitoring the Company’s sites;

•	Information available from regulatory agencies as to costs of remediation and monitoring;

•	The number, financial resources and relative degree of responsibility of other potentially responsible parties (PRPs) who may be liable for remediation and monitoring of a specific site; and,

•	The typical allocation of costs among PRPs.

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

For environmental liabilities that have been discounted, we include interest accretion, based on the effective interest method, in operating costs on the consolidated statements of income. The changes to the Company’s environmental liabilities for the thirteen weeks ended November 25, 2006 are as follows:

November 25, 2006
Beginning balance as of August 26, 2006	$10,858
Costs incurred for which reserves have been provided	(186)
Insurance proceeds received	39
Interest accretion	134
Balance as of November 25, 2006	$10,845

Anticipated payments and insurance proceeds of currently identified environmental remediation liabilities as of November 25, 2006, for the next five fiscal years and thereafter, as measured in current dollars, are reflected below.

Fiscal year ended August	2007	2008	2009	2010	2011	Thereafter	Total
Estimated costs – current dollars	$2,666	2,389	1,479	939	909	9,440	$17,822

Estimated insurance proceeds	(227)	(266)	(266)	(274)	(266)	(3,873)	(5,172)

Net anticipated costs	$2,439	2,123	1,213	665	643	5,567	$12,650

Effect of Inflation							3,159
Effect of Discounting							(4,964)

Balance as of November 25, 2006							$10,845

Estimated insurance proceeds are primarily received from an annuity received as part of a legal settlement with an insurance company. Annual proceeds of approximately $0.3 million are deposited into an escrow account which funds remediation and monitoring costs for three sites related to former operations in Williamstown, Vermont. Annual proceeds received but not expended in the current year accumulate in this account and may be used in future years for costs related to this site through the year 2027. As of November 25, 2006, the balance in this escrow account, which is held in a trust and is not recorded on the Company’s consolidated balance sheet, was approximately $1.9 million. Also included in estimated insurance proceeds are amounts the Company is entitled to receive pursuant to legal settlements as reimbursements from three insurance companies for estimated costs at the site in Uvalde, Texas.

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

6. Long-Term Obligations

Prior to September 13, 2006, the Company had a $125.0 million unsecured revolving credit agreement (“Credit Agreement”), with a syndicate of banks, which, prior to its amendment, matured on September 2, 2007. Loans under the Credit Agreement bore interest at floating rates which varied based on the Company’s funded debt ratio. Under the Credit Agreement, the Company borrowed funds at variable interest rates based on the Eurodollar rate or the bank’s prime rate, as selected by the Company. Availability of credit required compliance with certain financial and other covenants, as defined in the Credit Agreement. On September 13, 2006, the Company amended its Credit Agreement. This new agreement (“Amended Credit Agreement”) matures on September 13, 2011 and allows for maximum outstanding borrowings of $225.0 million. Under the Amended Credit Agreement, the Company continues to be able to borrow funds at variable interest rates based on the Eurodollar rate or the bank’s prime rate, as selected by the Company. Availability of credit requires compliance with certain amended financial and other covenants, including a maximum funded debt ratio and minimum interest coverage as defined in the Amended Credit Agreement.

On June 14, 2004, the Company issued $165.0 million of fixed and floating rate notes pursuant to a Note Purchase Agreement (“Note Agreement”). Under the Note Agreement, the Company issued $75.0 million of notes with a seven year term (June 2011) bearing interest at 5.27% (“Fixed Rate Notes”). The Company also issued $90.0 million of floating rate notes that were due in ten years (June 2014) (“Floating Rate Notes”). Of the Floating Rate Notes, $75.0 million bore interest at LIBOR plus 70 basis points and were able to be repaid at face value two years from the date of issuance. The remaining $15.0 million of Floating Rate Notes bore interest at LIBOR plus 75 basis points and were repaid at face value in September 2005.

On September 14, 2006, the Company issued $100.0 million of floating rate notes (“2006 Floating Rate Notes”) pursuant to a Note Purchase Agreement (“2006 Note Agreement”). The proceeds from the issuance of the 2006 Floating Rate Notes were used to first repay the $75.0 million of outstanding Floating Rate Notes and then to pay down outstanding amounts under the Amended Credit Agreement. The 2006 Floating Rate Notes mature on September 14, 2013, bear interest at LIBOR plus 50 basis points, and may be repaid at face value two years from the date of issuance.

As of November 25, 2006, the Company was in compliance with all covenants under the Note Agreement, 2006 Note Agreement and the Amended Credit Agreement.

7. Shareholders’ Equity

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

For the thirteen weeks ended November 26, 2005, there were 66,250 shares of Class B Common Stock converted to Common Stock. For the thirteen weeks ended November 25, 2006 there were no such conversions.

8. Comprehensive Income

The components of comprehensive income are as follows:

Thirteen weeks ended	November 25, 2006	November 26, 2005

Net income	$13,746	$11,390
Other comprehensive income:
Foreign currency translation adjustments	826	852

Comprehensive income	$14,572	$12,242

9. Segment Reporting

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

The Company refers to the US and Canadian Rental and Cleaning, MFG, and Corporate reporting segments combined as its “core laundry operations,” which is included as a subtotal in the following table:

	US and
	Canadian				Subtotal
	Rental and		Net Interco		Core Laundry	Specialty
Thirteen weeks ended	Cleaning	MFG	MFG Elim	Corporate	Operations	Garments	First Aid	Total

November 25, 2006
Revenues	$195,483	$22,969	$(22,969)	$1,981	$197,464	$17,180	$7,733	$222,377

Income (loss) from operations	$31,148	$8,299	$(2,270)	$(15,139)	$22,038	$2,876	$569	$25,483

Interest (income) expense, net	$(443)	$—	$—	$3,368	$2,925	$(69)	$—	$2,856

Income (loss) before taxes	$31,591	$8,299	$(2,270)	$(18,507)	$19,113	$2,945	$569	$22,627

November 26, 2005
Revenues	$177,263	$17,390	$(17,390)	$1,518	$178,781	$13,413	$7,131	$199,325

Income (loss) from operations	$28,088	$6,203	$(283)	$(14,450)	$19,558	$1,124	$(86)	$20,596

Interest (income) expense, net	$(377)	$(14)	$—	$2,454	$2,063	$12	$—	$2,075

Income (loss) before taxes	$28,465	$6,217	$(283)	$(16,904)	$17,495	$1,112	$(86)	$18,521

The Company’s long-lived assets as of November 25, 2006 and August 26, 2006, revenues for the periods ended November 25, 2006 and November 26, 2005, and income before income taxes for the periods ended November 25, 2006 and November 26, 2005 were attributed to the following countries:

	November 25, 2006	August 26, 2006

Long-lived assets
United States	$567,456	$564,493
Europe, Canada, and Mexico (1)	35,535	36,296
Total	$602,991	$600,789

Thirteen weeks ended	November 25, 2006	November 26, 2005

Revenues
United States	$202,907	$184,225
Europe, Canada, and Mexico (1)	19,470	15,100
Total	$222,377	$199,325

Income before income taxes
United States	$19,197	$15,862
Europe, Canada, and Mexico (1)	3,430	2,659
Total	$22,627	$18,521

                         (1)     No country accounts for greater than 10% of total long-lived assets or revenues

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in thousands, except per share and common stock options data)

SAFE HARBOR FOR FORWARD LOOKING STATEMENTS

Forward looking statements contained in this Quarterly Report on Form 10-Q and any documents incorporated by reference are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995 and are highly dependent upon a variety of important factors that could cause actual results to differ materially from those reflected in such forward looking statements. Such factors include uncertainties regarding our ability to consummate and successfully integrate acquired businesses, uncertainties regarding any existing or newly-discovered expenses and liabilities related to environmental compliance and remediation, our ability to compete successfully without any significant degradation in our margin rates, seasonal fluctuations in business levels, uncertainties regarding the price levels of natural gas, electricity, fuel and labor, the impact of negative economic conditions on our customers and such customers’ workforce, the continuing increase in domestic healthcare costs, demand and prices for our products and services, additional professional and internal costs necessary for compliance with recent and proposed future changes in Securities and Exchange Commission (including the Sarbanes-Oxley Act of 2002), New York Stock Exchange and accounting rules, strikes and unemployment levels, our efforts to evaluate and potentially reduce internal costs, economic and other developments associated with the war on terrorism and its impact on the economy and general economic conditions. When used in this prospectus supplement, the accompany prospectus and the documents incorporated by reference, the words ‘‘anticipate,’’ ‘‘believe,’’ ‘‘estimate,’’ ‘‘expect,’’ ‘‘intend,’’ and similar expressions as they relate to us are included to identify such forward looking statements.

Business Overview

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

We continue to expand into additional geographic markets through acquisitions and organic growth. We currently service over 190,000 customer locations in 46 states and Canada from 186 customer service, distribution and manufacturing facilities. In addition, the Specialty Garments business also provides nuclear decontamination services in Europe.

As discussed and described in Note 9 to the consolidated financial statements, we have five reporting segments: US and Canadian Rental and Cleaning, Manufacturing (MFG), Corporate, Specialty Garments and First Aid. We refer to the laundry locations of the US and Canadian Rental and Cleaning reporting segment as “industrial laundries” or “industrial laundry locations”, and to the US and Canadian Rental and Cleaning, MFG, and Corporate reporting segments combined as our “core laundry operations.”

Results of Operations

The amounts of revenues and certain expense items, as a percentage of revenue, for the thirteen weeks ended November 25, 2006 and November 26, 2005, and the percentage changes in revenues and certain expense items as a percentage of total revenues between these periods are presented in the following table. Operating costs include merchandise costs related to the amortization of rental merchandise in service and direct sales, as well as labor and other production, service and delivery costs associated with operating our industrial laundries, Specialty Garments facilities, First Aid locations and our distribution center. Selling and administrative costs include costs related to our sales and marketing functions, as well as general and administrative costs associated with our corporate offices, and operating locations including information systems, engineering, materials management, manufacturing planning, finance, budgeting, and human resources.

	Thirteen weeks ended

	November 25, 2006	% of Revenues	November 26, 2005	% of Revenues	% Change

Revenues	$222,377	100.0%	$199,325	100.0%	11.6%

Costs and expenses:
Operating costs (1)	136,919	61.5	124,667	62.6	9.8
Selling and administrative expenses (1)	48,390	21.8	43,130	21.6	12.2
Depreciation and amortization	11,585	5.2	10,932	5.5	6.0
	196,894	88.5	178,729	89.7	10.2

Income from operations	25,483	11.5	20,596	10.3	23.7

Other expense (income)	2,856	1.3	2,075	1.0	37.6

Income before income taxes	22,627	10.2	18,521	9.3	22.2
Provision for income taxes	8,881	4.0	7,131	3.6	24.5

Net income	$13,746	6.2%	$11,390	5.7%	20.7%

                         (1)     Exclusive of depreciation and amortization

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

Thirteen Weeks Ended November 25, 2006 Compared with Thirteen Weeks Ended November 26, 2005

Revenues

	November 25,	November 26,	Dollar	Percent
(In millions, except percentages)	2006	2005	Change	Change

Core Laundry Operations	$197.5	$178.8	$18.7	10.5%
Specialty Garments	17.2	13.4	3.8	28.1
First Aid	7.7	7.1	0.6	8.4
Consolidated total	$222.4	$199.3	$23.1	11.6%

For the thirteen weeks ended November 25, 2006, our consolidated revenues increased by $23.1 million from the comparable period in fiscal 2006, or 11.6%. This increase was primarily due to organic growth, which accounted for an 8.9% increase in revenue. The remaining increase of 2.7% was attributable to incremental acquisition-related revenues. On a segment reporting basis, the core laundry operation’s revenues increased in the thirteen weeks ended November 25, 2006 by 10.5% compared to the comparable period ended November 26, 2005. This increase was due to organic growth of 7.4% and acquisition-related growth of 3.1%. Revenues from Specialty Garments and First Aid increased 28.1% and 8.4%, respectively. The increase in Specialty Garments revenue can primarily be attributed to increased activity with the segment’s Canadian customers.

Operating costs

Operating costs decreased as a percentage of revenues from 62.5%, or $124.7 million, for the thirteen weeks ended November 26, 2005, to 61.6%, or $136.9 million, for the thirteen weeks ended November 25, 2006. This decrease was primarily driven by our strong revenue growth and modest reductions in energy costs, production costs and delivery payroll costs as a percentage of revenues. These decreases were partially offset by higher merchandise costs in our core laundry business as a percentage of revenues as compared to the first quarter of fiscal 2006.

Selling and administrative expense

Our selling and administrative expenses increased to $48.4 million, or 21.8% of revenues, for the thirteen weeks ended November 25, 2006 from $43.1 million, or 21.6% of revenues, for the thirteen weeks ended November 26, 2005. The increase in selling and administrative expenses as a percentage of revenues is primarily due to an increase in the sales force within our core laundry operations which has translated into higher overall selling costs as a percentage of revenues. The growth within the sales force is the result of our continued effort to foster revenue growth.

Depreciation and amortization

Our depreciation and amortization expense increased to $11.6 million for the thirteen weeks ended November 25, 2006 from $10.9 million for the thirteen weeks ended November 26, 2005. The increase in depreciation and amortization expense was due to normal capital expenditures and acquisitions activity. As a percentage of revenues, however, depreciation and amortization decreased from 5.5% in 2007 to 5.2% for the comparable period in 2006.

Income from Operations

(In millions, except percentages)	November 25, 2006	% of Segment Revenues	November 26, 2005	% of Segment Revenues	% Change

Core Laundry Operations	$22.0	11.2%	$19.6	10.9%	12.7%
Specialty Garments	2.9	16.7	1.1	8.4	155.9
First Aid	0.6	7.4	(0.1)	(1.2)	761.6
Consolidated total	$25.5	11.5%	$20.6	10.3%	23.7%

Our income from operations increased from $20.6 million for the thirteen weeks ended November 26, 2005, to $25.5 million for the thirteen weeks ended November 25, 2006, or $4.9 million. This increase is attributable to an increase in income from operations in the core laundry operations, Specialty Garments and First Aid segments of $2.4 million, $1.8 million and $0.7 million, respectively. The increases in operating income in all segments is due to the revenue growth discussed above, as well as a decrease in operating costs as a percentage of revenues.

Other expense (income)

Other expense (income), which includes interest expense and interest income was $2.9 million for the thirteen weeks ended November 25, 2006, or 1.3% of revenues, as compared with $2.1 million for the thirteen weeks ended November 26, 2005, or 1.0% of revenues. This increase is due to an increase in interest expense of $1.0 million. This increase was attributable to an increase in our average debt outstanding during the period as well as higher interest rates affecting our variable rate debt. The average debt outstanding in the thirteen weeks ended November 25, 2006 was $208.7 million as compared to $174.0 million during the thirteen weeks ended November 26, 2005.

Provision for income taxes

Our effective income tax rate was 39.25% for the thirteen weeks ended November 25, 2006, as compared to 38.5% for the thirteen weeks ended November 26, 2005. The increase in our effective tax rate was driven by a change in state tax laws.

Liquidity and Capital Resources

General. As of November 25, 2006, we had cash and cash equivalents of $8.0 million and working capital of $108.0 million. We believe that current cash and cash equivalent balances, cash generated from operations and amounts available under our Amended Credit Agreement (defined below) will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months.

Sources and uses of cash. During the thirteen weeks ended November 25, 2006, we generated cash from operating activities of $19.9 million, resulting primarily from net income of $13.7 million, amounts charged for depreciation and amortization of $11.9 million, and increases in accounts payable and accrued liabilities of $1.6 million and accrued income taxes of $7.1 million, offset by increases in accounts receivable of $12.0 million, prepaid expenses of $3.1 million, rental merchandise in service of $0.9 million, and net inventories of $0.4 million,. We used our cash to, among other things, fund $11.7 million in capital expenditures and fund the acquisitions of businesses of approximately $3.0 million. Our long-term debt decreased by approximately $3.7 million as a result of $100.0 million of borrowings offset by $103.7 million of repayments during the thirteen weeks ended November 25, 2006.

Long-term debt and borrowing capacity. On September 13, 2006, the Company amended its Credit Agreement. This new agreement (“Amended Credit Agreement”) matures on September 13, 2011 and allows for maximum outstanding borrowings of $225.0 million. Under the Amended Credit Agreement, the Company continues to be able to borrow funds at variable interest rates based on the Eurodollar rate or the bank’s prime rate, as selected by the Company. Availability of credit requires compliance with certain amended financial and other covenants.

On September 14, 2006, the Company issued $100.0 million of floating rate notes (“2006 Floating Rate Notes”) pursuant to a Note Purchase Agreement (“2006 Note Agreement”). The proceeds from the issuance of the 2006 Floating Rate Notes were used to first repay the $75.0 million of outstanding Floating Rate Notes and then to pay down outstanding amounts under the Amended Credit Agreement. The 2006 Floating Rate Notes mature on September 14, 2013, bear interest at LIBOR plus 50 basis points, and may be repaid at face value two years from the date of issuance.

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

Under environmental laws, an owner or lessee of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances located on, or in, or emanating from such property, as well as related costs of investigation and property damage. Such laws often impose liability without regard to whether the owner or lessee knew of, or was responsible for, the presence of such hazardous or toxic substances. There can be no assurances that acquired or leased locations have been operated in compliance with environmental laws and regulations or that future uses or conditions will not result in the imposition of liability upon our Company under such laws or expose our Company to third party actions such as tort suits. We continue to address environmental conditions under terms of consent orders negotiated with the applicable environmental authorities or otherwise with respect to sites located in or related to Woburn, Massachusetts, Somerville, Massachusetts, Springfield, Massachusetts, Uvalde, Texas, Stockton, California, three sites in Williamstown, Vermont, as well as a number of additional locations that we acquired as part of our acquisition of Textilease Corporation in September 2003.

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

For environmental liabilities that have been discounted, we include interest accretion, based on the effective interest method, in operating costs on the consolidated statements of income. The changes to our environmental liabilities for the thirteen weeks ended November 25, 2006 are as follows:

November 25, 2006
Beginning balance as of August 26, 2006	$10,858
Costs incurred for which reserves have been provided	(186)
Insurance proceeds received	39
Interest accretion	134
Balance as of November 25, 2006	$10,845

Anticipated payments and insurance proceeds of currently identified environmental remediation liabilities as of November 26, 2005, for the next five fiscal years and thereafter as measured in current dollars, are reflected below.

Fiscal year ended August	2007	2008	2009	2010	2011	Thereafter	Total
Estimated costs – current dollars	$2,666	2,389	1,479	939	909	9,440	$17,822

Estimated insurance proceeds	(227)	(266)	(266)	(274)	(266)	(3,873)	(5,172)

Net anticipated costs	$2,439	2,123	1,213	665	643	5,567	$12,650

Effect of Inflation							3,159
Effect of Discounting							(4,964)

Balance as of November 25, 2006							$10,845

Estimated insurance proceeds are primarily received from an annuity received as part of a legal settlement with an insurance company. Annual proceeds of approximately $0.3 million are deposited into an escrow account which funds remediation and monitoring costs for three sites related to former operations in Williamstown, Vermont. Annual proceeds received but not expended in the current year accumulate in this account and may be used in future years for costs related to this site through the year 2027. As of November 25, 2006, the balance in this escrow account, which is held in a trust and is not recorded on our consolidated balance sheet, was approximately $1.9 million. Also included in estimated insurance proceeds are amounts we are entitled to receive pursuant to legal settlements as reimbursements from three insurance companies for estimated costs at the site in Uvalde, Texas.

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

While it is impossible to ascertain the ultimate legal and financial liability with respect to contingent liabilities, including lawsuits and environmental contingencies, we believe that the aggregate amount of such liabilities, if any, in excess of amounts accrued or covered by insurance, will not have a material adverse effect on our consolidated financial position or results of operation. It is possible, however, that future financial position or results of operations for any particular future period could be materially affected by changes in our assumptions or strategies related to these contingencies or changes out of our control.

Recent Accounting Pronouncements

On September 29, 2006, the Financial Accounting Standards Board issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of SFAS No. 87, 88, 106 and 132(r), which requires the Company to: (1) recognize in its statement of financial position the over-funded or under-funded status of its defined benefit postretirement plan measured as the difference between the fair value of plan assets and the benefit obligation, (2) recognize as a component of other comprehensive income, net of tax, the actuarial gains and losses and the prior service costs and credits that arise during the period but pursuant to FAS 87 and 106 are not recognized as components of net periodic benefit cost, (3) measure defined benefit plan assets and defined benefit plan obligations as of the date of its statement of financial position, (4) disclose additional information in the notes to financial statements about certain effects on net periodic benefit cost in the upcoming fiscal year that arise from delayed recognition of the actuarial gains and losses and the prior service costs and credits, and (5) recognize as an adjustment to the opening balance of retained earnings, net of tax, any transition asset or transition obligation remaining from he initial application of FAS 87 or 106. This standard is effective for fiscal years ending after December 15, 2006, and the Company does not expect adoption of this standard will have a material impact on its consolidated financial statements.

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

Revenue Recognition and Allowance for Doubtful Accounts

We recognize revenue from rental operations in the period in which the services are provided. Direct sale revenue is recognized in the period in which the services are performed or when the product is shipped. Our judgment and estimates are used in determining the collectability of accounts receivable and evaluating the adequacy of the allowance for doubtful accounts. We consider specific accounts receivable and historical bad debt experience, customer credit worthiness, current economic trends and the age of outstanding balances as part of our evaluation. Changes in our estimates are reflected in the period they become known. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Material changes in our estimates may result in significant differences in the amount and timing of bad debt expense recognition for any given period.

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

Goodwill, Intangibles and Other Long-Lived Assets

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized. SFAS No. 142 requires that companies test goodwill for impairment on an annual basis. In addition, SFAS No. 142 also requires that companies test goodwill if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit to which goodwill is assigned below its carrying amount. Our evaluation considers changes in the operating environment, competitive information, market trends, operating performance and cash flow modeling. We complete our annual impairment test in the fourth quarter of each fiscal year and there have been no impairments of goodwill in fiscal 2007 or 2006. Future events could cause us to conclude that impairment indicators exist and that goodwill or other intangibles associated with previously acquired businesses are impaired. Any resulting impairment loss could have a material impact on our financial condition and results of operations.

Property and equipment and definite-lived intangible assets are depreciated or amortized over their useful lives. Useful lives are based on our estimates of the period that the assets will generate revenue. Long-lived assets are evaluated for impairment whenever events and circumstances indicate an asset may be impaired. There were no material impairments of property and equipment or definite-lived intangible assets in fiscal 2007 or 2006.

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

The estimated liability for environmental contingencies has been discounted using risk-free interest rates ranging from 4% to 5% over periods ranging from ten to thirty years. The estimated current costs, net of legal settlements with insurance carriers, have been adjusted for the estimated impact of inflation at 3% per year. Changes in enacted laws, regulatory orders or decrees, our estimates of costs, insurance proceeds, participation by other parties, the timing of payments and the input of our attorneys and outside consultants based on changing legal or factual circumstances could have a material impact on the amounts recorded for our environmental and other contingent liabilities. Refer to Note 5 of the consolidated financial statements for additional discussion and analysis.

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

Our estimated liability has been based on historical experience in decommissioning nuclear laundry facilities, estimated useful lives of the underlying assets, external vendor estimates as to the cost to decommission these assets in the future, and federal and state regulatory requirements. The estimated current costs have been adjusted for the estimated impact of inflation at 3% per year. The liability has been discounted using credit-adjusted risk-free rates that range from approximately 3% to 7%. Revisions to the liability could occur due to changes in the estimated useful lives of the underlying assets, estimated dates of decommissioning, changes in decommissioning costs, changes in federal or state regulatory guidance on the decommissioning of such facilities, or other changes in estimates. Changes due to revisions in our estimates will be recognized by adjusting the carrying amount of the liability and the related long-lived asset if the assets are still in service, or charged to expense in the period if the assets are no longer in service.

Supplemental Executive Retirement Plan and other Pension Plans

The Company accounts for its Supplemental Executive Retirement Plan and other pension plans in accordance with SFAS No. 87, Employer’s Accounting for Pensions. Under SFAS No. 87, pension expense is recognized on an accrual basis over employees’ estimated service periods. Pension expense calculated under SFAS No. 87 is generally independent of funding decisions or requirements.

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

Effects of Inflation

In general, management believes that its results of operations are not dependent on moderate changes in the inflation rate. Historically, we have been able to manage the impacts of more significant changes in inflation rates through its customer relationships, customer agreements that generally provide for price increases consistent with the rate of inflation, and continued focus on improvements of operational productivity.

Significant increases in energy costs, specifically natural gas and gasoline, can materially affect our results of operations and financial condition.

Contractual Obligations and Other Commercial Commitments

As of November 25, 2006, there were no material changes in the Company's contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended August 26, 2006.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

We have determined that all of our foreign subsidiaries operate primarily in local currencies that represent the functional currencies of the subsidiaries. All assets and liabilities of our foreign subsidiaries are translated into U.S. dollars using the exchange rate prevailing at the balance sheet date. The effect of exchange rate fluctuations on the translation of assets and liabilities are recorded as a component of stockholders’ equity. Income and expense accounts are translated at average exchange rates during the year. As such, our financial condition and operating results are affected by fluctuations in the value of the U.S. dollar as compared to currencies in foreign countries. Revenue denominated in currencies other than the U.S. dollar represented approximately 9% of total consolidated revenues for the thirteen weeks ended November 25, 2006 and total assets denominated in currencies other than the U.S. dollar represented approximately 8% of total consolidated assets at November 25, 2006. If exchange rates had changed by 10% from the actual rates in effect during the thirteen weeks ended and as of November 25, 2006, our revenues and assets for the thirteen weeks ended and as of November 25, 2006 would have changed by approximately $1.9 million and $6.4 million, respectively.

We do not operate a hedging program to mitigate the effect of a significant rapid change in the value of the Canadian Dollar, Euro, British Pound, or Mexican Peso as compared to the U.S. dollar. Any gains or losses resulting from foreign currency transactions, including exchange rate fluctuations on intercompany accounts, are reported as transaction gains (losses) in selling and administrative expenses. The intercompany payables and receivables are denominated in Canadian Dollars, Euros, British Pounds and Mexican Pesos. During the thirteen weeks ended November 26, 2005 transaction gains (losses) included in selling and administrative expenses were not material. If the exchange rates had changed by 10% during the thirteen weeks ended November 25, 2006, we would have recognized an exchange gain or loss in other income (expense) of approximately $0.1 million.

Interest Rate Sensitivity

We are exposed to market risk from changes in interest rates which may adversely affect our financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, we manage exposures through our regular operating and financing activities. We are exposed to interest rate risk primarily through borrowings under our $225.0 million Amended Credit Agreement with a syndicate of banks and our $100.0 million of Floating Rate Notes with a group of insurance companies. Under both agreements, the Company borrows funds at variable interest rates based on the Eurodollar rate or LIBOR rates. If the LIBOR and Eurodollar rates fluctuated by 10% from the actual rates in effect during the thirteen weeks ended November 25, 2006, interest expense would have fluctuated by approximately $0.2 million from the interest expense recognized for the thirteen weeks ended November 25, 2006.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that material information relating to the Company required to be disclosed by the Company in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures. We continue to review our disclosure controls and procedures, and our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that the our systems evolve with our business.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the first quarter of fiscal year 2007 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are subject to legal proceedings and claims arising from the conduct of our business operations, including personal injury, customer contract, employment claims and environmental matters as described in the consolidated financial statements above. We maintain insurance coverage providing indemnification against the majority of such claims, and we do not expect that we will sustain any material loss as a result thereof. Refer to Note 5, “Commitments and Contingencies,” of the consolidated financial statements for further discussion.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended August 26, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

*	31.1 Rule 13a-14(a)/15d-14(a) Certification of Ronald D. Croatti

*	31.2 Rule 13a-14(a)/15d-14(a) Certification of John B. Bartlett

**	32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**	32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

January 4, 2007	UniFirst Corporation
	By:	/s/ Ronald D. Croatti
Ronald D. Croatti
President and Chief Executive Officer

January 4, 2007	UniFirst Corporation
	By:	/s/ John B. Bartlett
John B. Bartlett
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

*	31.1 Rule 13a-14(a)/15d-14(a) certification of Ronald D. Croatti

*	31.2 Rule 13a-14(a)/15d-14(a) certification of John B. Bartlett

**	32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**	32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

**	Furnished herewith