Form 10-Q
period 2007-02-24
UNIFIRST CORP
filed 2007-04-05
CIK 717954

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 24, 2007

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

The number of outstanding shares of UniFirst Corporation Common Stock and Class B Common Stock at March 30, 2007 were 14,332,099 and 4,937,449, respectively.

UniFirst Corporation

Quarterly Report on Form 10-Q

For the Quarter ended February 24, 2007

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UniFirst Corporation and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

(In thousands, except share data)	February 24, 2007	August 26, 2006 (a)
Assets
Cash and cash equivalents	$12,159	$8,302
Receivables, less reserves of $3,863 and $3,653, respectively	94,399	86,549
Inventories	39,729	36,469
Rental merchandise in service	82,198	85,875
Prepaid and deferred income taxes	10,964	10,046
Prepaid expenses	2,841	1,672

Total current assets	242,290	228,913

Property and equipment:
Land, buildings and leasehold improvements	276,966	269,696
Machinery and equipment	293,409	284,619
Motor vehicles	89,182	84,138

	659,557	638,453
Less -- accumulated depreciation	334,708	319,550

	324,849	318,903

Goodwill	214,819	211,489
Customer contracts and other intangible assets, net	61,631	64,022
Other assets	6,527	6,375
	$850,116	$829,702

Liabilities and shareholders' equity
Current liabilities:
Current maturities of long-term obligations	$655	$613
Accounts payable	42,042	43,003
Accrued liabilities	87,834	80,580
Accrued income taxes	—	3,041

Total current liabilities	130,531	127,237

Long-term obligations, net of current maturities	208,526	209,922
Deferred income taxes	39,835	39,998

Commitments and contingencies (Note 5)
Shareholders' equity:
Preferred stock, $1.00 par value; 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $0.10 par value; 30,000,000 shares authorized; 14,330,074 and 14,306,799 issued and outstanding, respectively	1,433	1,431
Class B Common Stock, $0.10 par value; 20,000,000 shares authorized; 4,937,849 and 4,940,849 issued and outstanding, respectively	494	494
Capital surplus	15,474	14,497
Retained earnings	450,818	431,481
Accumulated other comprehensive income	3,005	4,642

Total shareholders' equity	471,224	452,545

	$850,116	$829,702

(a) Derived from audited financial statements

The accompanying notes are an integral part of these

consolidated financial statements.

UniFirst Corporation and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Twenty-six weeks ended		Thirteen weeks ended

	February 24,	February 25,	February 24,	February 25,
(In thousands, except share and per share data)	2007	2006	2007	2006

Revenues	$444,744	$401,493	$222,367	$202,168

Costs and expenses:
Operating costs (1)	283,109	258,498	146,190	133,831
Selling and administrative expenses (1)	98,831	87,225	50,441	44,095
Depreciation and amortization	23,404	22,210	11,819	11,278
	405,344	367,933	208,450	189,204

Income from operations	39,400	33,560	13,917	12,964

Other expense (income):
Interest expense	6,320	4,995	2,998	2,664
Interest income	(1,004)	(731)	(538)	(475)
	5,316	4,264	2,460	2,189

Income before income taxes	34,084	29,296	11,457	10,775
Provision for income taxes	13,378	11,579	4,497	4,448

Net income	$20,706	$17,717	$6,960	$6,327

Income per share – Basic:
Common Stock	$1.13	$1.02	$0.38	$0.36
Class B Common Stock	$0.91	$0.82	$0.30	$0.29

Income per share – Diluted:
Common Stock	$1.07	$0.92	$0.36	$0.33

Weighted average number of shares outstanding – Basic:
Common Stock	14,313	9,683	14,319	9,747
Class B Common Stock	4,940	9,557	4,939	9,494
	19,253	19,240	19,258	19,241

Weighted average number of shares outstanding – Diluted:
Common Stock	19,336	19,321	19,362	19,316

Dividends per share:
Common Stock	$0.0750	$0.0750	$0.0375	$0.0375
Class B Common Stock	$0.0600	$0.0600	$0.0300	$0.0300

(1) Exclusive of depreciation and amortization

The accompanying notes are an integral part of these

consolidated financial statements.

UniFirst Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

Twenty-six weeks ended	February 24,	February 25,
(In thousands)	2007	2006

Cash flows from operating activities:
Net income	$20,706	$17,717
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	19,839	19,233
Stock-based compensation	469	363
Amortization of intangible assets	3,565	2,977
Amortization of deferred financing costs	1,029	347
Accretion on asset retirement obligations	215	201
Changes in assets and liabilities, net of acquisitions:
Receivables	(7,850)	(7,392)
Inventories	(3,260)	290
Rental merchandise in service	4,259	(5,949)
Prepaid expenses	(1,169)	(1,240)
Accounts payable	(961)	(47)
Accrued liabilities	6,724	(239)
Accrued and deferred income taxes	(3,918)	(5,209)
Net cash provided by operating activities	39,648	21,052

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(5,748)	(15,493)
Capital expenditures	(25,919)	(23,370)
Other	1,109	464
Net cash used in investing activities	(30,558)	(38,399)

Cash flows from financing activities:
Proceeds from long-term obligations	102,559	32,550
Payments on long-term obligations	(103,913)	(15,919)
Payments of deferred financing costs	(1,179)	—
Proceeds from exercise of Common Stock options	306	55
Payment of cash dividends	(1,369)	(1,301)
Net cash (used in) provided by financing activities	(3,596)	15,385

Effect of exchange rate changes	(1,637)	1,616

Net increase (decrease) in cash and cash equivalents	3,857	(346)
Cash and cash equivalents at beginning of period	8,302	4,704

Cash and cash equivalents at end of period	$12,159	$4,358

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

Inventories and Rental Merchandise in Service

Inventories are stated at the lower of cost or market value, net of any reserve for excess and obsolete inventory. Judgments and estimates are used in determining the likelihood that new goods on hand can be sold to customers or used in rental operations. Historical inventory usage and current revenue trends are considered in estimating both excess and obsolete inventories. If actual product demand and market conditions are less favorable than those projected by management, additional inventory write-downs may be required. The Company uses the first-in, first-out (“FIFO”) method to value its inventories, which primarily consist of finished goods.

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

In accordance with Statements of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets, including property and equipment, are evaluated for impairment whenever events and circumstances indicate an asset may be impaired. There have been no material impairments of property and equipment in the twenty-six weeks ended February 24, 2007 or the year ended August 26, 2006.

Goodwill and Other Intangible Assets

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized. SFAS No. 142 requires that companies test goodwill for impairment on an annual basis. Management completes its annual impairment test in the fourth quarter of each fiscal year. In addition, SFAS No. 142 also requires that companies test goodwill if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit to which goodwill is assigned below its carrying amount. The Company’s evaluation considers changes in the operating environment, competitive information, market trends, operating performance and cash flow modeling. There have been no impairments of goodwill in the twenty-six weeks ended February 24, 2007, or the year ended August 26, 2006. Future events could cause management to conclude that impairment indicators exist and that goodwill or other intangibles associated with previously acquired businesses are impaired. Any resulting impairment loss could have a material impact on the Company’s financial condition and results of operations.

Definite-lived intangible assets are amortized over useful lives, which are based on management estimates of the period that the assets will generate revenue. Definite-lived intangible assets are also evaluated for impairment in accordance with SFAS No. 144. There have been no impairments of definite-lived intangible assets in the twenty-six weeks ended February 24, 2007, or the year ended August 26, 2006.

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

Insurance

The Company is self-insured for certain obligations related to health, workers’ compensation, vehicles and general liability programs. The Company also purchases stop-loss insurance policies to protect itself from catastrophic losses. Judgments and estimates are used in determining the potential value associated with reported claims and for events that have occurred, but have not been reported. The Company’s estimates consider historical claims experience and other factors. The Company’s liabilities are based on estimates, and, while the Company believes that its accruals are adequate, the ultimate liability may be significantly different from the amounts recorded. Changes in claims experience, the Company’s ability to settle claims or other estimates and judgments used by management could have a material impact on the amount and timing of expense for any period.

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

The calculation of pension expense and the corresponding liability requires the use of a number of critical assumptions, including the expected long-term rate of return on plan assets and the assumed discount rate. Changes in these assumptions can result in different expense and liability amounts, and future actual experience can differ from these assumptions. Pension expense increases as the expected rate of return on pension plan assets decreases. Future changes in plan asset returns, assumed discount rates and various other factors related to the participants in the Company’s pension plans will impact the Company’s future pension expense and liabilities. The Company cannot predict with certainty what these factors will be in the future.

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

The Company’s effective income tax rate was 39.3% for the twenty-six and thirteen weeks ended February 24, 2007, as compared to 39.5% and 41.3% for the twenty-six and thirteen weeks ended February 25, 2006, respectively. The decrease in the effective income tax rate is primarily due to $0.3 million of tax reserves accrued in the thirteen weeks ended February 25, 2006 relating to tax exposures identified by the Company.

Net Income Per Share

The Company computes net income per share under the provisions of SFAS No. 128, Earnings per Share, and Emerging Issues Task Force (“EITF”) Issue No. 03-6, Participating Securities and Two — Class Method under FASB Statement No. 128, ‘Earnings per Share’. EITF Issue No. 03-6 requires that income per share for each class of common stock be calculated assuming 100% of the Company’s earnings are distributed as dividends to each class of common stock based on their respective dividend rights, even though the Company does not anticipate distributing 100% of its earnings as dividends. The Common Stock of the Company has a 25% dividend preference over the Class B Common Stock. The effective result is that the basic earnings per share for the Common Stock will be 25% greater than the basic earnings per share of the Class B Common Stock.

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

The following table shows how net income is allocated using this method:

	Twenty-six weeks ended		Thirteen weeks ended

	February 24,	February 25,	February 24,	February 25,
	2007	2006	2007	2006

Net income available to shareholders	$20,706	$17,717	$6,960	$6,327

Allocation of net income for Basic:
Common Stock	$16,226	$9,900	$5,455	$3,556
Class B Common Stock	4,480	7,817	1,505	2,771
	$20,706	$17,717	$6,960	$6,327

The diluted earnings per share calculation assumes the conversion of all the Company’s Class B Common Stock into Common Stock, so no allocation of earnings to Class B Common Stock is required.

The following table illustrates the weighted average number of Common and Class B Common shares outstanding during the twenty-six weeks ended February 24, 2007 and February 25, 2006 which are utilized in the calculation of earnings per share:

	Twenty-six weeks ended		Thirteen weeks ended

	February 24,	February 25,	February 24,	February 25,
	2007	2006	2007	2006

Weighted average number of Common shares — Basic	14,313	9,683	14,319	9,747
Add: effect of dilutive potential common shares — employee Common Stock options	83	81	104	75
Add: effect assuming conversion of Class B Common shares into Common Stock	4,940	9,557	4,939	9,494

Weighted average number of Common shares — Diluted	19,336	19,321	19,362	19,316

Weighted average number of Class B Common shares — Basic	4,940	9,557	4,939	9,494

Stock options to purchase 65,400 shares of Common Stock were not included in the calculation of diluted earnings per share for the twenty-six and thirteen weeks ended February 25, 2006 because they were anti-dilutive. For the twenty-six and thirteen weeks ended February 24, 2007, there were no shares of Common Stock excluded in the calculation of diluted earnings per share as they were not anti-dilutive.

Stock Based Compensation

The Company adopted an incentive stock option plan (the “Plan”) in November 1996 and has reserved 800,000 shares of Common Stock for issue under the Plan. All options issued to management are approved by the Board of Directors and are granted on the date of approval. All options issued to the Company’s Board of Directors are approved by the Board of Directors and are granted on the date three days subsequent to the annual shareholders' meeting. All options are exercisable at a price equal to the fair market value of the Company’s Common Stock on the date of grant.

Options granted prior to fiscal 2003 are subject to a proportional four-year vesting schedule and expire eight years from the grant date. Beginning in fiscal 2003, option grants are subject to a five-year cliff-vesting schedule under which options become vested or exercisable after five years from date of grant and expire ten years after the grant date.

Effective August 28, 2005, the Company adopted SFAS No. 123(r), Share-Based Payment, under the modified prospective method as described in SFAS No. 123(r). The fair value recognition provisions of this statement require that the share-based compensation cost be measured at the grant date based on the value of the award and be recognized as expense over the requisite service period, which is generally the vesting period. Under the modified prospective transition method, compensation expense recognized in subsequent periods includes compensation expense for all stock-based payments granted subsequent to the Company’s adoption of SFAS 123(r) and for all stock-based payments granted prior to August 28, 2005, but which were not yet fully vested as of that date, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123.

Determining the fair value of share-based awards at the grant date requires judgment, including estimating expected dividends, share price volatility and the amount of share-based awards that are expected to be forfeited. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model.

Compensation expense for all option grants, whether proportional four-year vesting or five-year cliff vesting, is recognized ratably over the related vesting period. Certain options were granted during fiscal 2007, 2006 and 2005 to outside directors of the Company, which were fully vested upon grant and expire eight years after the grant date. Compensation expense related to the fiscal 2007 and 2006 grants was recognized on the date of grant. Stock-based compensation, as accounted for under SFAS 123(r), has been recorded in the consolidated statement of operations in operating costs and selling and administrative expenses for all periods presented.

For the twenty-six and thirteen weeks ended February 24, 2007 there were 20,275 and 19,350 shares of Common Stock issued as a result of the exercise of Common Stock options, respectively. For the twenty-six and thirteen weeks ended February 25, 2006 there were 2,875 and 425 shares of Common Stock issued as a result of the exercise of Common Stock options, respectively.

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

The Company reported in selling and administrative expenses, net foreign currency transaction gains (losses) totaling $0.1 million and $0.0 million for the twenty-six and thirteen weeks ended February 24, 2007, respectively, and foreign currency transaction gains (losses) totaling $(0.1) million and $0.0 million for the twenty-six and thirteen weeks ended February 25, 2006, respectively.

Reclassifications

Certain prior year amounts have been reclassified to conform with current year presentation. These reclassifications did not impact current or historical net income or shareholders’ equity.

Recent Accounting Pronouncements

On September 29, 2006, the Financial Accounting Standards Board issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of SFAS No. 87, 88, 106 and 132(r), which requires the Company to: (1) recognize in its statement of financial position the over-funded or under-funded status of its defined benefit postretirement plan measured as the difference between the fair value of plan assets and the benefit obligation, (2) recognize as a component of other comprehensive income, net of tax, the actuarial gains and losses and the prior service costs and credits that arise during the period but pursuant to FAS 87 and 106 are not recognized as components of net periodic benefit cost, (3) measure defined benefit plan assets and defined benefit plan obligations as of the date of its statement of financial position, (4) disclose additional information in the notes to financial statements about certain effects on net periodic benefit cost in the upcoming fiscal year that arise from delayed recognition of the actuarial gains and losses and the prior service costs and credits, and (5) recognize as an adjustment to the opening balance of retained earnings, net of tax, any transition asset or transition obligation remaining from the initial application of FAS 87 or 106. This standard is effective for fiscal years ending after December 15, 2006, and the Company does not expect adoption of this standard will have a material impact on its consolidated financial statements.

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

2. Acquisitions

During the twenty-six weeks ended February 24, 2007, the Company completed 8 acquisitions with an aggregate purchase price of approximately $2.7 million. In addition, the Company made an additional $3.0 million in payments associated with prior year acquisitions. The results of operations of these acquisitions have been included in the Company’s consolidated financial results since their respective acquisition dates. None of these acquisitions was significant, individually or in the aggregate, in relation to the Company’s consolidated financial results and, therefore, pro forma financial information has not been presented.

3. Employee Benefit Plans

Defined Contribution Retirement Savings Plan

The Company has a defined contribution retirement savings plan with a 401(k) feature for all eligible employees not under collective bargaining agreements. The Company matches a portion of the employee’s contribution and can make an additional contribution at its discretion. Contributions charged to expense under the plan for the twenty-six weeks ended February 24, 2007 and February 25, 2006 were $4.6 and $4.4 million, respectively. Contributions charged to expense under the plan for the thirteen weeks ended February 24, 2007 and February 25, 2006 were $2.3 and $2.2 million, respectively

Supplemental Executive Retirement Plan and Other Pension Plans

The Company maintains an unfunded Supplemental Executive Retirement Plan (“SERP”) for certain eligible employees of the Company, a non-contributory defined benefit pension plan (“UniFirst Plan”) covering union employees at one of its locations, and a frozen pension plan (“Textilease Plan”) the Company assumed in connection with its acquisition of Textilease Corporation in fiscal 2004. The amounts charged to expense related to these plans for the twenty-six weeks ended February 24, 2007 and February 25, 2006 were $0.7 million and $0.6 million, respectively. The amounts charged to expense related to these plans for the thirteen weeks ended February 24, 2007 and February 25, 2006 were $0.4 million and $0.3 million, respectively.

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

The change in the Company’s decommissioning liability for the twenty-six weeks ended February 24, 2007 is as follows:

Beginning balance as of August 26, 2006	$6,998
Accretion expense	215
Ending balance as of February 24, 2007	$7,213

As of February 24, 2007, the $7.2 million asset retirement obligation is included in accrued liabilities in the accompanying consolidated balance sheet.

5. Commitments and Contingencies

The Company and its operations are subject to various federal, state and local laws and regulations governing, among other things, the generation, handling, storage, transportation, treatment and disposal of hazardous waste and other substances. In particular, industrial laundries use and must dispose of detergent waste water and other residues. The Company is attentive to the environmental concerns surrounding the disposal of these materials and has, through the years, taken measures to avoid their improper disposal. In the past, the Company has settled, or contributed to the settlement of, actions or claims brought against the Company relating to the disposal of hazardous materials and there can be no assurance that the Company will not have to expend material amounts to remediate the consequences of any such disposal in the future.

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

The Company has accrued certain costs related to the sites described above as it has been determined that the costs are probable and can be reasonably estimated. The Company is in the early stages of investigating environmental conditions at the Somerville, Massachusetts site. The full nature and extent of those conditions, and of the remedial solutions that may be employed to address them, have not yet been determined. In the interim, as the investigation proceeds, the Company is implementing measures to mitigate potential impacts in the vicinity of the site. The Company also has potential exposure related to an additional parcel of land (the “Central Area”) related to the Woburn, Massachusetts site discussed above. Currently, the consent order for the Woburn, Massachusetts site discussed above does not define or require any remediation work in the Central Area. The Company has not accrued for this contingency as the Company believes, at this time, the liability is not probable and the amount of such contingent liability cannot be reasonably estimated.

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

For environmental liabilities that have been discounted, the Company includes interest accretion, based on the effective interest method, in operating costs on the consolidated statements of income. The changes to the Company’s environmental liabilities for the twenty-six weeks ended February 24, 2007 are as follows:

Beginning balance as of August 26, 2006	$10,858
Costs incurred for which reserves have been provided	(686)
Insurance proceeds received	64
Interest accretion	269
Revision in estimate of liability	1,587
Balance as of February 24, 2007	$12,092

In the second quarter of fiscal 2007, the Company increased its environmental reserves by $1.6 million related to preliminary results of the ongoing site investigation at one of its environmental exposure sites.

Anticipated payments and insurance proceeds of currently identified environmental remediation liabilities as of February 24, 2007, for the next five fiscal years and thereafter, as measured in current dollars, are reflected below.

Fiscal year ended August	2007	2008	2009	2010	2011	Thereafter	Total
Estimated costs – current dollars	$3,811	$2,324	$1,347	$942	$1,012	$9,541	$18,977

Estimated insurance proceeds	(202)	(266)	(266)	(274)	(266)	(3,874)	(5,148)

Net anticipated costs	$3,609	$2,058	$1,081	$668	$746	$5,667	$13,829

Effect of Inflation							3,395
Effect of Discounting							(5,132)

Balance as of February 24, 2007							$12,092

Estimated insurance proceeds are primarily received from an annuity received as part of a legal settlement with an insurance company. Annual proceeds of approximately $0.3 million are deposited into an escrow account which funds remediation and monitoring costs for three sites related to former operations in Williamstown, Vermont. Annual proceeds received but not expended in the current year accumulate in this account and may be used in future years for costs related to this site through the year 2027. As of February 24, 2007, the balance in this escrow account, which is held in a trust and is not recorded on the Company’s consolidated balance sheet, was approximately $1.9 million. Also included in estimated insurance proceeds are amounts the Company is entitled to receive pursuant to legal settlements as reimbursements from three insurance companies for estimated costs at the site in Uvalde, Texas.

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

As of February 24, 2007, the Company was in compliance with all covenants under the Note Agreement, 2006 Note Agreement and the Amended Credit Agreement.

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

For the twenty-six weeks ended February 24, 2007, there were 3,000 shares of Class B Common Stock converted to Common Stock. For the twenty-six weeks ended February 25, 2006, there were 181,000 shares of Class B Common Stock converted to Common Stock.

8. Comprehensive Income

The components of comprehensive income are as follows:

	Twenty-six weeks ended		Thirteen weeks ended

	February 24,	February 25,	February 24,	February 25,
	2007	2006	2007	2006

Net income	$20,706	$17,717	$6,960	$6,327
Other comprehensive income:
Foreign currency translation adjustments	(1,637)	1,616	(811)	764

Comprehensive income	$19,069	$19,333	$6,149	$7,091

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

The MFG operating segment designs and manufactures uniforms and non-garment items solely for the purpose of providing these goods to the US and Canadian Rental and Cleaning reporting segment. MFG revenues are generated when goods are shipped from the Company’s manufacturing facilities to other Company locations. These revenues are recorded at a transfer price which is typically in excess of the actual manufacturing cost. The transfer price is determined by management and may not necessarily represent the fair value of the products manufactured. Products are carried in inventory and subsequently placed in service and amortized at this transfer price. On a consolidated basis, intercompany revenues and income are eliminated and the carrying value of inventories and rental merchandise in service is reduced to the manufacturing cost. Income before income taxes from MFG, net of the intercompany MFG elimination, offsets the merchandise amortization costs incurred by the US and Canadian Rental and Cleaning reporting segment as the merchandise costs of this reporting segment are amortized and recognized based on inventories purchased from MFG at the transfer price which is above the Company’s manufacturing cost.

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

The Company refers to the US and Canadian Rental and Cleaning, MFG, and Corporate reporting segments combined as its “core laundry operations,” which is included as a subtotal in the following table:

	US and
	Canadian				Subtotal
	Rental and		Net Interco		Core Laundry	Specialty
Twenty-six weeks ended	Cleaning	MFG	MFG Elim	Corporate	Operations	Garments	First Aid	Total

February 24, 2007
Revenues	$395,506	$43,015	$(43,015)	$4,008	$399,514	$30,104	$15,126	$444,744

Income (loss) from operations	$55,067	$14,695	$(2,274)	$(31,213)	$36,275	$2,495	$630	$39,400

Interest (income) expense, net	$(931)	$—	$—	$6,247	$5,316	$—	$—	$5,316

Income (loss) before taxes	$55,998	$14,695	$(2,274)	$(37,460)	$30,959	$2,495	$630	$34,084

February 25, 2006
Revenues	$359,531	$33,583	$(33,583)	$2,969	$362,500	$24,547	$14,446	$401,493

Income (loss) from operations	$49,698	$11,229	$754	$(28,359)	$33,322	$(380)	$618	$33,560

Interest (income) expense, net	$(798)	$—	$—	$5,062	$4,264	$—	$—	$4,264

Income (loss) before taxes	$50,496	$11,229	$754	$(33,421)	$29,058	$(380)	$618	$29,296

	US and
	Canadian				Subtotal
	Rental and		Net Interco		Core Laundry	Specialty
Thirteen weeks ended	Cleaning	MFG	MFG Elim	Corporate	Operations	Garments	First Aid	Total

February 24, 2007
Revenues	$200,023	$20,046	$(20,046)	$2,027	$202,050	$12,924	$7,393	$222,367

Income (loss) from operations	$23,919	$6,396	$(4)	$(16,005)	$14,306	$(450)	$61	$13,917

Interest (income) expense, net	$(488)	$—	$—	$2,948	$2,460	$—	$—	$2,460

Income (loss) before taxes	$24,407	$6,396	$(4)	$(18,953)	$11,846	$(450)	$61	$11,457

February 25, 2006
Revenues	$182,268	$16,193	$(16,193)	$1,451	$183,719	$11,134	$7,315	$202,168

Income (loss) from operations	$21,610	$5,012	$1,037	$(13,907)	$13,752	$(1,492)	$704	$12,964

Interest (income) expense, net	$(421)	$—	$—	$2,610	$2,189	$—	$—	$2,189

Income (loss) before taxes	$22,031	$5,012	$1,037	$(16,517)	$11,563	$(1,492)	$704	$10,775

The Company’s long-lived assets as of February 24, 2007 and August 26, 2006, revenues for the periods ended February 24, 2007 and February 25, 2006, and income before income taxes for the periods ended February 24, 2007 and February 25, 2006 were attributed to the following countries:

	February 24, 2007	August 26, 2006

Long-lived assets
United States	$573,083	$564,493
Europe, Canada, and Mexico (1)	34,743	36,296
Total	$607,826	$600,789

	Twenty-six weeks ended		Thirteen weeks ended

	February 24,	February 25,	February 24,	February 25,
	2007	2006	2007	2006

Revenues:
United States	$406,229	$369,954	$203,322	$185,729
Europe, Canada, and Mexico (1)	38,515	31,539	19,045	16,439
	$444,744	$401,493	$222,367	$202,168

Income before income taxes:
United States	$28,092	$24,843	$8,896	$8,981
Europe, Canada, and Mexico (1)	5,992	4,453	2,561	1,794
	$34,084	$29,296	$11,457	$10,775

(1)	No country accounts for greater than 10% of total long-lived assets or revenues.

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

We continue to expand into additional geographic markets through acquisitions and organic growth. We currently service nearly 200,000 customer locations in 46 states and Canada from 189 customer service, distribution and manufacturing facilities. In addition, the Specialty Garments business also provides nuclear decontamination services in Europe.

As discussed and described in Note 9 to the consolidated financial statements, we have five reporting segments: US and Canadian Rental and Cleaning, Manufacturing (MFG), Corporate, Specialty Garments and First Aid. We refer to the laundry locations of the US and Canadian Rental and Cleaning reporting segment as our “industrial laundries” or “industrial laundry locations”, and to the US and Canadian Rental and Cleaning, MFG, and Corporate reporting segments combined as our “core laundry operations.”

Results of Operations

The amounts of revenues and certain expense items, as a percentage of revenue, for the twenty-six weeks ended February 24, 2007 and February 25, 2006, and the percentage changes in revenues and certain expense items as a percentage of total revenues between these periods are presented in the following table.

	Twenty-six weeks ended					Thirteen weeks ended

	Feb 24, 2007	% of Rev.	Feb 25, 2006	% of Rev.	% Change	Feb 24, 2007	% of Rev.	Feb 25, 2006	% of Rev.	% Change

Revenues	$444,744	100.0%	$401,493	100.0%	10.8%	$222,367	100.0%	$202,168	100.0%	10.0%

Costs and expenses:
Operating costs (1)	283,109	63.7	258,498	64.4	9.5	146,190	65.7	133,831	66.2	9.2
Selling and administrative expenses (1)	98,831	22.2	87,225	21.7	13.3	50,441	22.7	44,095	21.8	14.4
Depreciation and amortization	23,404	5.3	22,210	5.5	5.4	11,819	5.3	11,278	5.6	4.8
	405,344	91.1	367,933	91.6	10.2	208,450	93.7	189,204	93.6	10.2

Income from operations	39,400	8.9	33,560	8.4	17.4	13,917	6.3	12,964	6.4	7.4

Other expense (income)	5,316	1.2	4,264	1.1	24.7	2,460	1.1	2,189	1.1	12.4

Income before income taxes	34,084	7.7	29,296	7.3	16.3	11,457	5.2	10,775	5.3	6.3
Provision for income taxes	13,378	3.0	11,579	2.9	15.5	4,497	2.0	4,448	2.2	1.1

Net income	$20,706	4.7%	$17,717	4.4%	16.9%	$6,960	3.1%	$6,327	3.1%	10.0%

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

Twenty-six weeks ended February 2007 compared to twenty-six weeks ended February 2006

Revenues

	February 24,	February 25,	Dollar	Percent
(In thousands, except percentages)	2007	2006	Change	Change

Core Laundry Operations	$399,514	$362,500	$37,014	10.2%
Specialty Garments	30,104	24,547	5,557	22.6
First Aid	15,126	14,446	680	4.7
Consolidated total	$444,744	$401,493	$43,251	10.8%

For the twenty-six weeks ended February 24, 2007, our consolidated revenues increased by $43.3 million from the comparable period in fiscal 2006, or 10.8%. This increase was primarily due to organic growth, which accounted for an 8.2% increase in revenue. The remaining increase of 2.6% was attributable to incremental acquisition-related revenues. The core laundry operation’s revenues increased in the twenty-six weeks ended February 24, 2007 by 10.2% compared to the comparable period ended February 25, 2006. This increase was due to organic growth of 7.3% and acquisition-related growth of 2.9%. Revenues from Specialty Garments and First Aid increased 22.6% and 4.7%, respectively. The increase in Specialty Garments revenue can primarily be attributed to increased activity with the segment’s Canadian and European customers.

Operating costs

Operating costs decreased as a percentage of revenues from 64.4%, or $258.5 million, for the twenty-six weeks ended February 25, 2006, to 63.7%, or $283.1 million, for the twenty-six weeks ended February 24, 2007. This decrease was primarily driven by our strong revenue growth and modest reductions in energy costs, production costs, and delivery payroll costs as a percentage of revenues. These decreases were partially offset by higher merchandise costs in our core laundry operations as a percentage of revenues as compared to the twenty-six weeks ended February 25, 2006.

Selling and administrative expenses

Our selling and administrative expenses increased to $98.8 million, or 22.2% of revenues, for the twenty-six weeks ended February 24, 2007 from $87.2 million, or 21.7% of revenues, for the twenty-six weeks ended February 25, 2006. The increase in selling and administrative expenses as a percentage of revenues was primarily due to a $1.6 million increase in our environmental reserves as well as $0.7 million in severance expense related to the departure of one of our senior executives, both affecting our core laundry operations.

Depreciation and amortization

Our depreciation and amortization expense increased to $23.4 million for the twenty-six weeks ended February 24, 2007 from $22.2 million for the twenty-six weeks ended February 25, 2006. The increase in depreciation and amortization expense was due to capital expenditures and acquisitions activity. As a percentage of revenues, however, depreciation and amortization expense decreased to 5.3% for the twenty-six weeks ended February 24, 2007 from 5.5% for the comparable period in 2006.

Income from Operations

For the twenty-six weeks ended February 24, 2007 and February 25, 2006, the revenue growth in our core laundry operations and Specialty Garments, as well as the change in our costs, as discussed above, resulted in the following changes in our income from operations:

	February 24,	February 25,	Dollar	Percent
(In thousands, except percentages)	2007	2006	Change	Change

Core Laundry Operations	$36,275	$33,322	$2,953	8.9%
Specialty Garments	2,495	(380)	2,875	(756.6)
First Aid	630	618	12	1.9
Consolidated total	$39,400	$33,560	$5,840	17.4%

Other expense (income)

Other expense (income), which includes interest expense and interest income, was $5.3 million for the twenty-six weeks ended February 24, 2007, or 1.2% of revenues, as compared with $4.3 million for the twenty-six weeks ended February 25, 2006, or 1.1% of revenues. This increase was due to an increase in interest expense of $1.3 million, attributable to an increase in our average debt outstanding during the period as well as higher interest rates affecting our variable rate debt. The average debt outstanding in the twenty-six weeks ended February 24, 2007 was $209.9 million as compared to $185.0 million during the twenty-six weeks ended February 25, 2006.

Provision for income taxes

The Company’s effective income tax rate was 39.3% for the twenty-six weeks ended February 24, 2007, as compared to 39.5% for the twenty-six weeks ended February 25, 2006. The decrease in the effective income tax rate is primarily due to $0.3 million of tax reserves accrued in the twenty-six weeks ended February 25, 2006 related to tax exposures identified by the Company.

Thirteen weeks ended February 2007 compared to thirteen weeks ended February 2006

Revenues

	February 24,	February 25,	Dollar	Percent
(In thousands, except percentages)	2007	2006	Change	Change

Core Laundry Operations	$202,050	$183,719	$18,331	10.0%
Specialty Garments	12,924	11,134	1,790	16.1
First Aid	7,393	7,315	78	1.1
Consolidated total	$222,367	$202,168	$20,199	10.0%

For the thirteen weeks ended February 24, 2007, our consolidated revenues increased by $20.2 million from the comparable period in fiscal 2006, or 10.0%. This increase was primarily due to organic growth, which accounted for a 7.5% increase in revenue. The remaining increase of 2.5% was attributable to incremental acquisition-related revenues. The core laundry operation’s revenues increased in the thirteen weeks ended February 24, 2007 by 10.0% compared to the comparable period ended February 25, 2006. This increase was due to organic growth of 7.3% and acquisition-related growth of 2.7%. Revenues from Specialty Garments and First Aid increased 16.1% and 1.1%, respectively. The increase in Specialty Garments revenue was primarily attributable to increased activity with the segment’s Canadian and European customers.

Operating costs

Operating costs decreased as a percentage of revenues from 66.2%, or $133.8 million, for the thirteen weeks ended February 25, 2006, to 65.7%, or $146.2 million, for the thirteen weeks ended February 24, 2007. This decrease was primarily driven by our strong revenue growth and modest reductions in energy costs, production costs, and delivery payroll costs as a percentage of revenues. These decreases were partially offset by higher merchandise costs in our core laundry operations as a percentage of revenues as compared to the thirteen weeks ended February 25, 2006.

Selling and administrative expenses

Selling and administrative expenses increased as a percentage of revenues to 22.7%, or $50.4 million, for the thirteen weeks ended February 24, 2007, from 21.8%, or $44.1 million, for the comparable period in fiscal 2006. The increase in selling and administrative expenses as a percentage of revenues was primarily due to a $1.6 million increase in our environmental reserves as well as $0.7 million in severance expense related to the departure of one of our senior executives, both affecting our core laundry operations.

Depreciation and amortization

For the thirteen weeks ended February 24, 2007, depreciation and amortization expense increased to $11.8 million from $11.3 million from the comparable period in fiscal 2006. The increase in depreciation and amortization expense was due to capital expenditures and acquisitions activity. As a percentage of revenues, however, depreciation and amortization expense decreased to 5.3% for the thirteen weeks ended February 24, 2007 from 5.6% for the comparable period in 2006.

Income from Operations

For the thirteen weeks ended February 24, 2007 and February 25, 2006, the revenue growth in our core laundry operations and Specialty Garments, as well as the change in our costs, as discussed above, resulted in the following changes in our income from operations:

	February 24,	February 25,	Dollar	Percent
(In thousands, except percentages)	2007	2006	Change	Change

Core Laundry Operations	$14,306	$13,752	$554	4.0%
Specialty Garments	(450)	(1,492)	1,042	(69.8)
First Aid	61	704	(643)	(91.3)
Consolidated total	$13,917	$12,964	$953	7.3%

Other expense (income)

Other expense (income), which includes interest expense and interest income, was $2.5 million for the thirteen weeks ended February 24, 2007, or 1.1% of revenues, as compared with $2.2 million, or 1.1% of revenues, for the comparable period in fiscal 2006. This increase was due to an increase in interest expense of $0.3 million, attributable to an increase in our average debt outstanding during the period as well as higher interest rates affecting our variable rate debt. Our average debt outstanding for the thirteen weeks ended February 24, 2007 was $208.0 million as compared to $182.3 million for the thirteen weeks ended February 25, 2006.

Provision for income taxes

The Company’s effective income tax rate was 39.3% for the thirteen weeks ended February 24, 2007, as compared to 41.3% for the thirteen weeks ended February 25, 2006. The decrease in the effective income tax rate was primarily due to $0.3 million of tax reserves accrued in the thirteen weeks ended February 25, 2006 related to tax exposures identified by the Company.

Liquidity and Capital Resources

General. As of February 24, 2007, we had cash and cash equivalents of $12.2 million and working capital of $111.8 million. We believe that current cash and cash equivalent balances, cash generated from operations and amounts available under our Amended Credit Agreement (defined below) will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months.

Sources and uses of cash. During the twenty-six weeks ended February 24, 2007, we generated cash from operating activities of $39.6 million, resulting primarily from net income of $20.7 million, amounts charged for depreciation and amortization of $23.4 million, an increase in accrued liabilities of $6.7 million, and a decrease in rental merchandise in service of $4.3 million, offset by increases in accounts receivable of $7.9 million, net inventories of $3.3 million, prepaid expenses of $1.2 million, and decreases in accounts payable of $1.0 million, and accrued and deferred income taxes of $3.9 million. We used our cash to, among other things, fund $25.9 million in capital expenditures and fund the acquisitions of businesses of approximately $5.7 million. Our long-term debt decreased by approximately $1.4 million as a result of $102.6 million of borrowings offset by $103.9 million of repayments during the twenty-six weeks ended February 24, 2007.

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

On September 14, 2006, the Company issued $100.0 million of floating rate notes (“2006 Floating Rate Notes”) pursuant to a Note Purchase Agreement (“2006 Note Agreement”). The proceeds from the issuance of the 2006 Floating Rate Notes were used to first repay $75.0 million of outstanding Floating Rate Notes and then to pay down outstanding amounts under the Amended Credit Agreement. The 2006 Floating Rate Notes mature on September 14, 2013, bear interest at LIBOR plus 50 basis points, and may be repaid at face value two years from the date of issuance.

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

We are in the early stages of investigating environmental conditions at the Somerville, Massachusetts site. The full nature and extent of those conditions, and of the remedial solutions that may be employed to address them, have not yet been determined. In the interim, as the investigation proceeds, we are implementing measures to mitigate potential impacts in the vicinity of the site. We also have potential exposure related to an additional parcel of land (the ‘‘Central Area’’) related to the Woburn, Massachusetts site discussed above. Currently, the consent order for the Woburn, Massachusetts site discussed above does not define or require any remediation work in the Central Area. We have not accrued for this contingency as we believe, at this time, the liability is not probable and the amount of such contingent liability cannot be reasonably estimated.

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

For environmental liabilities that have been discounted, we include interest accretion, based on the effective interest method, in operating costs on the consolidated statements of income. The changes to our environmental liabilities for the twenty-six weeks ended February 24, 2007 are as follows:

Beginning balance as of August 26, 2006	$10,858
Costs incurred for which reserves have been provided	(686)
Insurance proceeds received	64
Interest accretion	269
Revision in estimate of liability	1,587
Balance as of February 24, 2007	$12,092

In the second quarter of fiscal 2007, we increased our environmental reserves by $1.6 million related to preliminary results of the ongoing site investigation at one of our environmental exposure sites.

Anticipated payments and insurance proceeds of currently identified environmental remediation liabilities as of February 24, 2007, for the next five fiscal years and thereafter as measured in current dollars, are reflected below.

Fiscal year ended August	2007	2008	2009	2010	2011	Thereafter	Total
Estimated costs – current dollars	$3,811	$2,324	$1,347	$942	$1,012	$9,541	$18,977

Estimated insurance proceeds	(202)	(266)	(266)	(274)	(266)	(3,874)	(5,148)

Net anticipated costs	$3,609	$2,058	$1,081	$668	$746	$5,667	$13,829

Effect of Inflation							3,395
Effect of Discounting							(5,132)

Balance as of February 24, 2007							$12,092

Estimated insurance proceeds are primarily received from an annuity received as part of a legal settlement with an insurance company. Annual proceeds of approximately $0.3 million are deposited into an escrow account which funds remediation and monitoring costs for three sites related to former operations in Williamstown, Vermont. Annual proceeds received but not expended in the current year accumulate in this account and may be used in future years for costs related to this site through the year 2027. As of February 24, 2007, the balance in this escrow account, which is held in a trust and is not recorded on our consolidated balance sheet, was approximately $1.9 million. Also included in estimated insurance proceeds are amounts we are entitled to receive pursuant to legal settlements as reimbursements from three insurance companies for estimated costs at the site in Uvalde, Texas.

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

Recent Accounting Pronouncements

On September 29, 2006, the Financial Accounting Standards Board issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of SFAS No. 87, 88, 106 and 132(r), which requires the Company to: (1) recognize in its statement of financial position the over-funded or under-funded status of its defined benefit postretirement plan measured as the difference between the fair value of plan assets and the benefit obligation, (2) recognize as a component of other comprehensive income, net of tax, the actuarial gains and losses and the prior service costs and credits that arise during the period but pursuant to FAS 87 and 106 are not recognized as components of net periodic benefit cost, (3) measure defined benefit plan assets and defined benefit plan obligations as of the date of its statement of financial position, (4) disclose additional information in the notes to financial statements about certain effects on net periodic benefit cost in the upcoming fiscal year that arise from delayed recognition of the actuarial gains and losses and the prior service costs and credits, and (5) recognize as an adjustment to the opening balance of retained earnings, net of tax, any transition asset or transition obligation remaining from the initial application of FAS 87 or 106. This standard is effective for fiscal years ending after December 15, 2006, and the Company does not expect adoption of this standard will have a material impact on its consolidated financial statements.

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

Significant changes in energy costs, specifically natural gas and gasoline, could materially affect our results of operations and financial condition.

Contractual Obligations and Other Commercial Commitments

As of February 24, 2007, there were no material changes in the Company's contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended August 26, 2006.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

We have determined that all of our foreign subsidiaries operate primarily in local currencies that represent the functional currencies of the subsidiaries. All assets and liabilities of our foreign subsidiaries are translated into U.S. dollars using the exchange rate prevailing at the balance sheet date. The effect of exchange rate fluctuations on the translation of assets and liabilities are recorded as a component of stockholders’ equity. Income and expense accounts are translated at average exchange rates during the year. As such, our financial condition and operating results are affected by fluctuations in the value of the U.S. dollar as compared to currencies in foreign countries. Revenues denominated in currencies other than the U.S. dollar represented approximately 9% of total consolidated revenues for the twenty-six and thirteen weeks ended February 24, 2007 and total assets denominated in currencies other than the U.S. dollar represented approximately 8% and 7% of total consolidated assets at February 24, 2007 and August 26, 2006, respectively. If exchange rates had changed by 10% from the actual rates in effect during the twenty-six and thirteen weeks ended February 24, 2007, our revenues for the twenty-six and thirteen weeks ended would have changed by approximately $3.9 million and $1.9 million, respectively, and assets as of February 24, 2007 and August 26, 2006 would have changed by approximately $6.5 million and $6.2 million, respectively.

We do not operate a hedging program to mitigate the effect of a significant rapid change in the value of the Canadian Dollar, Euro, British Pound, or Mexican Peso as compared to the U.S. dollar. Any gains or losses resulting from foreign currency transactions, including exchange rate fluctuations on intercompany accounts, are reported as transaction gains (losses) in selling and administrative expenses. The intercompany payables and receivables are denominated in Canadian Dollars, Euros, British Pounds and Mexican Pesos. During the twenty-six and thirteen weeks ended February 24, 2007 transaction gains included in selling and administrative expenses were approximately $0.1 million and $0.0 million, respectively. If the exchange rates had changed by 10% during the twenty-six and thirteen weeks ended February 24, 2007, we would have recognized exchange gains in other income (expense) of approximately $0.1 million and $0.0 million, respectively.

Interest Rate Sensitivity

We are exposed to market risk from changes in interest rates which may adversely affect our financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, we manage exposures through our regular operating and financing activities. We are exposed to interest rate risk primarily through borrowings under our $225.0 million Amended Credit Agreement with a syndicate of banks and our $100.0 million of Floating Rate Notes which were issued to a group of insurance companies pursuant to a Note Purchase Agreement. Under both agreements, the Company borrows funds at variable interest rates based on the Eurodollar rate or LIBOR rates. If the LIBOR and Eurodollar rates fluctuated by 10% from the actual rates in effect during the twenty-six and thirteen weeks ended February 24, 2007, interest expense would have fluctuated by approximately $0.4 million and $0.2 million from the interest expense recognized for the twenty-six and thirteen weeks ended February 24, 2007, respectively.

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

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during our second fiscal quarter ended February 24, 2007 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On January 9, 2007, we held our annual meeting of stockholders. A detailed description of the matters voted upon at the annual meeting is contained in our proxy statement which was filed with the Securities and Exchange Commission on December 4, 2006. At the annual meeting, the following actions were voted upon and approved by our stockholders:

1.	The following Class III Directors were elected to serve until the 2010 annual meeting and until their successors are duly elected and qualified:

	Common Stock		Class B Common Stock
Class III Director	For	Withheld	For	Withheld
Cynthia Croatti	12,993,188	281,832	4,216,420	60,000
Michael Iandoli	13,241,747	33,273	4,216,420	60,000
Phillip L. Cohen	13,195,236	79,784	*	*

* Only holders of our Common Stock, voting separately as a single class, were entitled to vote on the election of Phillip L. Cohen.

Ronald D. Croatti and Donald J. Evans will continue to serve as Class II Directors until their terms expire in 2008 and until their successors are duly elected and qualified. Albert Cohen, Anthony F. DiFillippo and Robert F. Collings will continue to serve as Class I Directors until their terms expire in 2009 and until their successors are duly elected and qualified.

2.

Our stockholders voted to approve an amendment to the Company’s 1996 Stock Incentive Plan (the “Plan”), which authorizes the issuance of an additional 350,000 shares of Common Stock under the Plan. The results of the vote were as follows:

Common Stock			Class B Common Stock
For	Against	Abstained	For	Against	Abstained
6,809,839	5,421,771	407,157	4,276,420	—	—

3.

Our stockholders voted to ratify the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending August 25, 2007. The results of the vote were as follows:

Common Stock			Class B Common Stock
For	Against	Abstained	For	Against	Abstained
13,223,692	40,108	11,220	4,276,420	—	—

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

10.1 Letter Agreement between the Company and Dennis Assad, dated January 3, 2007 (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on January 8, 2007 and incorporated herein by reference.)

*	31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

*	31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

**	32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**	32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 5, 2007	UniFirst Corporation
	By:	/s/ Ronald D. Croatti
Ronald D. Croatti
President and Chief Executive Officer

April 5, 2007	UniFirst Corporation
	By:	/s/ John B. Bartlett
John B. Bartlett
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

10.1 Letter Agreement between the Company and Dennis Assad, dated January 3, 2007 (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on January 8, 2007 and incorporated herein by reference.)

*	31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

*	31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

**	32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**	32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

**	Furnished herewith