Form 10-Q
period 2007-05-27
UNIFIRST CORP
filed 2007-07-03
CIK 717954

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 26, 2007

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

The number of outstanding shares of UniFirst Corporation Common Stock and Class B Common Stock at June 29, 2007 were 14,335,024 and 4,937,449, respectively.

UniFirst Corporation

Quarterly Report on Form 10-Q

For the Quarter ended May 26, 2007

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UniFirst Corporation and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended

	May 26,	May 27,	May 26,	May 27,
(In thousands, except share and per share data)	2007	2006	2007	2006

Revenues	$229,849	$211,938	$674,593	$613,431

Costs and expenses:
Operating costs (1)	144,257	134,383	427,366	392,881
Selling and administrative expenses (1)	48,659	45,710	147,490	132,935
Depreciation and amortization	12,322	11,515	35,726	33,725
	205,238	191,608	610,582	559,541

Income from operations	24,611	20,330	64,011	53,890

Other expense (income):
Interest expense	3,226	2,996	9,546	7,991
Interest income	(451)	(419)	(1,455)	(1,150)
	2,775	2,577	8,091	6,841

Income before income taxes	21,836	17,753	55,920	47,049
Provision for income taxes	8,153	6,835	21,531	18,414

Net income	$13,683	$10,918	$34,389	$28,635

Income per share – Basic:
Common Stock	$0.75	$0.63	$1.88	$1.65
Class B Common Stock	$0.60	$0.50	$1.51	$1.32

Income per share – Diluted:
Common Stock	$0.71	$0.57	$1.78	$1.48

Weighted average number of shares outstanding – Basic:
Common Stock	14,333	9,814	14,320	9,726
Class B Common Stock	4,937	9,429	4,939	9,515
	19,270	19,243	19,259	19,241

Weighted average number of shares outstanding – Diluted:
Common Stock	19,371	19,311	19,347	19,315

Dividends per share:
Common Stock	$0.0375	$0.0375	$0.1125	$0.1125
Class B Common Stock	$0.0300	$0.0300	$0.0900	$0.0900

(1) Exclusive of depreciation and amortization

The accompanying notes are an integral part of these

consolidated financial statements.

UniFirst Corporation and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

(In thousands, except share data)	May 26, 2007	August 26, 2006 (a)
Assets
Cash and cash equivalents	$11,234	$8,302
Receivables, less reserves of $4,622 and $3,653, respectively	97,602	86,549
Inventories	39,040	36,469
Rental merchandise in service	84,174	85,875
Prepaid and deferred income taxes	10,628	10,046
Prepaid expenses	2,340	1,672

Total current assets	245,018	228,913

Property and equipment:
Land, buildings and leasehold improvements	281,644	269,696
Machinery and equipment	299,587	284,619
Motor vehicles	94,521	84,138

	675,752	638,453
Less -- accumulated depreciation	342,321	319,550

	333,431	318,903

Goodwill	224,417	211,489
Customer contracts and other intangible assets, net	62,958	64,022
Other assets	7,487	6,375
	$873,311	$829,702

Liabilities and shareholders' equity
Current liabilities:
Current maturities of long-term obligations	$558	$613
Accounts payable	41,358	43,003
Accrued liabilities	85,742	80,580
Accrued income taxes	—	3,041

Total current liabilities	127,658	127,237

Long-term obligations, net of current maturities	217,553	209,922
Deferred income taxes	40,102	39,998

Commitments and contingencies (Note 5)
Shareholders' equity:
Preferred stock, $1.00 par value; 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $0.10 par value; 30,000,000 shares authorized; 14,335,024 and 14,306,799 issued and outstanding, respectively	1,433	1,431
Class B Common Stock, $0.10 par value; 20,000,000 shares authorized; 4,937,449 and 4,940,849 issued and outstanding, respectively	494	494
Capital surplus	15,766	14,497
Retained earnings	463,815	431,481
Accumulated other comprehensive income	6,490	4,642

Total shareholders' equity	487,998	452,545

	$873,311	$829,702

(a) Derived from audited financial statements

The accompanying notes are an integral part of these

consolidated financial statements.

UniFirst Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

Thirty-nine weeks ended	May 26,	May 27,
(In thousands)	2007	2006

Cash flows from operating activities:
Net income	$34,389	$28,635
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	30,461	29,114
Stock-based compensation	641	495
Amortization of intangible assets	5,265	4,611
Amortization of deferred financing costs	1,095	521
Accretion on asset retirement obligations	325	302
Changes in assets and liabilities, net of acquisitions:
Receivables	(10,683)	(8,764)
Inventories	(2,571)	1,889
Rental merchandise in service	3,245	(12,457)
Prepaid expenses	(668)	(677)
Accounts payable	(1,645)	3,645
Accrued liabilities	4,771	593
Accrued and deferred income taxes	(3,271)	(5,045)
Net cash provided by operating activities	61,354	42,862

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(23,113)	(34,080)
Capital expenditures	(43,103)	(35,216)
Other	1,222	160
Net cash used in investing activities	(64,994)	(69,136)

Cash flows from financing activities:
Proceeds from long-term obligations	111,659	43,050
Payments on long-term obligations	(104,083)	(16,032)
Payments of deferred financing costs	(1,179)	—
Proceeds from exercise of Common Stock options	382	141
Payment of cash dividends	(2,055)	(1,956)
Net cash provided by financing activities	4,724	25,203

Effect of exchange rate changes	1,848	2,656

Net increase in cash and cash equivalents	2,932	1,585
Cash and cash equivalents at beginning of period	8,302	4,704

Cash and cash equivalents at end of period	$11,234	$6,289

The accompanying notes are an integral part of these

consolidated financial statements.

UniFirst Corporation and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

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

In accordance with Statements of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets, including property and equipment, are evaluated for impairment whenever events and circumstances indicate an asset may be impaired. There have been no material impairments of property and equipment in the thirty-nine weeks ended May 26, 2007 or the year ended August 26, 2006.

Goodwill and Other Intangible Assets

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized. SFAS No. 142 requires that companies test goodwill for impairment on an annual basis. Management completes its annual impairment test in the fourth quarter of each fiscal year. In addition, SFAS No. 142 also requires that companies test goodwill if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit to which goodwill is assigned below its carrying amount. The Company’s evaluation considers changes in the operating environment, competitive information, market trends, operating performance and cash flow modeling. There have been no impairments of goodwill in the thirty-nine weeks ended May 26, 2007, or the year ended August 26, 2006. Future events could cause management to conclude that impairment indicators exist and that goodwill or other intangibles associated with previously acquired businesses are impaired. Any resulting impairment loss could have a material impact on the Company’s financial condition and results of operations.

Definite-lived intangible assets are amortized over useful lives, which are based on management estimates of the period that the assets will generate revenue. Definite-lived intangible assets are also evaluated for impairment in accordance with SFAS No. 144. There have been no impairments of definite-lived intangible assets in the thirty-nine weeks ended May 26, 2007, or the year ended August 26, 2006.

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

The Company’s effective income tax rate was 37.3% and 38.5% for the thirteen and thirty-nine weeks ended May 26, 2007, respectively, as compared to 38.5% and 39.1% for the thirteen and thirty-nine weeks ended May 27, 2006, respectively. The decrease for the thirteen weeks ended May 26, 2007, was due to a revision in the Company’s estimated effective tax rate for fiscal 2007. The decrease in the effective income tax rate for the thirty-nine weeks ended May 27, 2006 was primarily due to the accrual of $0.3 million of tax reserves relating to tax exposures identified by the Company in fiscal 2006.

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

The following table shows how net income is allocated using this method:

	Thirteen weeks ended		Thirty-nine weeks ended

	May 26,	May 27,	May 26,	May 27,
	2007	2006	2007	2006

Net income available to shareholders	$13,683	$10,918	$34,389	$28,635

Allocation of net income for Basic:
Common Stock	$10,727	$6,173	$26,952	$16,064
Class B Common Stock	2,956	4,745	7,437	12,571
	$13,683	$10,918	$34,389	$28,635

The diluted earnings per share calculation assumes the conversion of all the Company’s Class B Common Stock into Common Stock, so no allocation of earnings to Class B Common Stock is required.

The following table illustrates the weighted average number of Common and Class B Common shares outstanding during the thirteen and thirty-nine weeks ended May 26, 2007 and May 27, 2006 which are utilized in the calculation of earnings per share:

	Thirteen weeks ended		Thirty-nine weeks ended

	May 26,	May 27,	May 26,	May 27,
	2007	2006	2007	2006

Weighted average number of Common shares — Basic	14,333	9,814	14,320	9,726
Add: effect of dilutive potential common shares — employee Common Stock options	101	68	88	74
Add: effect assuming conversion of Class B Common shares into Common Stock	4,937	9,429	4,939	9,515

Weighted average number of Common shares — Diluted	19,371	19,311	19,347	19,315

Weighted average number of Class B Common shares — Basic	4,937	9,429	4,939	9,515

Stock options to purchase 7,500 shares of Common Stock were not included in the calculation of diluted earnings per share for the thirteen and thirty-nine weeks ended May 26, 2007 because they were anti-dilutive. Stock options to purchase 70,900 shares of Common Stock were not included in the calculation of diluted earnings per share for the thirteen and thirty-nine weeks ended May 27, 2006 because they were anti-dilutive.

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

For the thirteen and thirty-nine weeks ended May 26, 2007 there were 4,550 and 24,825 shares of Common Stock issued as a result of the exercise of Common Stock options, respectively. For the thirteen and thirty-nine weeks ended May 27, 2006 there were 5,900 and 8,775 shares of Common Stock issued as a result of the exercise of Common Stock options, respectively.

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

The Company reported in selling and administrative expenses, net foreign currency transaction (losses) gains totaling $(0.1) million and $0.0 million for the thirteen and thirty-nine weeks ended May 26, 2007, respectively, and foreign currency transaction gains totaling $0.5 million and $0.3 million for the thirteen and thirty-nine weeks ended May 27, 2006, respectively.

Reclassifications

Certain prior year amounts have been reclassified to conform with current year presentation. These reclassifications did not impact current or historical net income or shareholders’ equity.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits an entity to measure certain financial assets and financial liabilities at fair value. Under SFAS No. 159, entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with a few exceptions, as long as it is applied to the instrument in its entirety. The fair value option election is irrevocable, unless a new election date occurs. SFAS No. 159 also establishes presentation and disclosure requirements to help financial statement users understand the effect of the entity's election on its earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, and the Company is currently evaluating the impact it will have on its consolidated financial statements.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. This statement is effective for fiscal years beginning after November 15, 2007, and all interim periods within those fiscal years and must be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The Company is currently evaluating the impact it will have on its consolidated financial statements.

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

2. Acquisitions

During the thirty-nine weeks ended May 26, 2007, the Company completed 16 acquisitions with an aggregate purchase price of approximately $19.7 million. The Company also made approximately $3.4 million in additional payments associated with prior year acquisitions. The results of operations of these acquisitions have been included in the Company’s consolidated financial results since their respective acquisition dates. None of these acquisitions was significant, individually or in the aggregate, in relation to the Company’s consolidated financial results and, therefore, pro forma financial information has not been presented.

3. Employee Benefit Plans

Defined Contribution Retirement Savings Plan

The Company has a defined contribution retirement savings plan with a 401(k) feature for all eligible employees not under collective bargaining agreements. The Company matches a portion of the employee’s contribution and can make an additional contribution at its discretion. Contributions charged to expense under the plan for the thirteen weeks ended May 26, 2007 and May 27, 2006 were $2.3 and $1.9 million, respectively. Contributions charged to expense under the plan for the thirty-nine weeks ended May 26, 2007 and May 27, 2006 were $6.9 and $6.3 million, respectively.

Supplemental Executive Retirement Plan and Other Pension Plans

The Company maintains an unfunded Supplemental Executive Retirement Plan for certain eligible employees of the Company, a non-contributory defined benefit pension plan covering union employees at one of its locations, and a frozen pension plan the Company assumed in connection with its acquisition of Textilease Corporation in fiscal 2004. The amounts charged to expense related to these plans for the thirteen weeks ended May 26, 2007 and May 27, 2006 were $0.4 million and $0.4 million, respectively. The amounts charged to expense related to these plans for the thirty-nine weeks ended May 26, 2007 and May 27, 2006 were $1.1 million and $1.3 million, respectively.

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

The change in the Company’s decommissioning liability for the thirty-nine weeks ended May 26, 2007 is as follows:

Beginning balance as of August 26, 2006	$6,998
Accretion expense	325
Ending balance as of May 26, 2007	$7,323

As of May 26, 2007, the $7.3 million asset retirement obligation is included in accrued liabilities in the accompanying consolidated balance sheet.

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

For environmental liabilities that have been discounted, the Company includes interest accretion, based on the effective interest method, in operating costs on the consolidated statements of income. The changes to the Company’s environmental liabilities for the thirty-nine weeks ended May 26, 2007 are as follows:

Beginning balance as of August 26, 2006	$10,858
Costs incurred for which reserves have been provided	(1,470)
Insurance proceeds received	90
Interest accretion	424
Change in estimate of liability	1,587
Balance as of May 26, 2007	$11,489

In the second quarter of fiscal 2007, the Company increased its environmental reserves by $1.6 million related to preliminary results of the ongoing site investigation at one of its environmental exposure sites.

Anticipated payments and insurance proceeds of currently identified environmental remediation liabilities as of May 26, 2007, for the next five fiscal years and thereafter, as measured in current dollars, are reflected below.

Fiscal year ended August	2007	2008	2009	2010	2011	Thereafter	Total
Estimated costs – current dollars	$3,027	2,324	1,347	942	1,012	9,541	$18,193

Estimated insurance proceeds	(176)	(266)	(266)	(274)	(266)	(3,874)	(5,122)

Net anticipated costs	$2,851	2,058	1,081	668	746	5,667	$13,071

Effect of Inflation							3,550
Effect of Discounting							(5,132)

Balance as of May 26, 2007							$11,489

Estimated insurance proceeds are primarily received from an annuity received as part of a legal settlement with an insurance company. Annual proceeds of approximately $0.3 million are deposited into an escrow account which funds remediation and monitoring costs for three sites related to former operations in Williamstown, Vermont. Annual proceeds received but not expended in the current year accumulate in this account and may be used in future years for costs related to this site through the year 2027. As of May 26, 2007, the balance in this escrow account, which is held in a trust and is not recorded on the Company’s consolidated balance sheet, was approximately $2.2 million. Also included in estimated insurance proceeds are amounts the Company is entitled to receive pursuant to legal settlements as reimbursements from three insurance companies for estimated costs at the site in Uvalde, Texas.

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

While it is impossible to ascertain the ultimate legal and financial liability with respect to contingent liabilities, including lawsuits and environmental contingencies, the Company believes that the aggregate amount of such liabilities, if any, in excess of amounts accrued or covered by insurance, will not have a material adverse effect on the consolidated financial position or results of operation of the Company. It is possible, however, that the Company’s financial position or results of operations for any particular future period could be materially affected by changes in the Company’s assumptions or strategies related to these contingencies or changes out of the Company’s control.

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

As of May 26, 2007, the Company was in compliance with all covenants under the Note Agreement, 2006 Note Agreement and the Amended Credit Agreement.

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

For the thirty-nine weeks ended May 26, 2007, there were 3,400 shares of Class B Common Stock converted to Common Stock. For the thirty-nine weeks ended May 27, 2006, there were 222,042 shares of Class B Common Stock converted to Common Stock.

8. Comprehensive Income

The components of comprehensive income are as follows:

	Thirteen weeks ended		Thirty-nine weeks ended

	May 26,	May 27,	May 26,	May 27,
	2007	2006	2007	2006

Net income	$13,683	$10,918	$34,389	$28,635
Other comprehensive income:
Foreign currency translation adjustments	3,485	1,040	1,848	2,656

Comprehensive income	$17,168	$11,958	$36,237	$31,291

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

The Company refers to the US and Canadian Rental and Cleaning, MFG, and Corporate reporting segments combined as its “core laundry operations,” which is included as a subtotal in the following table:

	US and
	Canadian				Subtotal
	Rental and		Net Interco		Core Laundry	Specialty
Thirteen weeks ended	Cleaning	MFG	MFG Elim	Corporate	Operations	Garments	First Aid	Total

May 26, 2007
Revenues	$201,295	$22,965	$(22,965)	$1,965	$203,260	$18,272	$8,317	$229,849

Income (loss) from operations	$29,027	$7,908	$(1,295)	$(14,295)	$21,345	$3,006	$260	$24,611

Interest (income) expense, net	$(463)	$—	$—	$3,238	$2,775	$—	$—	$2,775

Income (loss) before taxes	$29,490	$7,908	$(1,295)	$(17,533)	$18,570	$3,006	$260	$21,836

May 27, 2006
Revenues	$186,910	$19,390	$(19,390)	$1,350	$188,260	$15,453	$8,225	$211,938

Income (loss) from operations	$27,219	$6,414	$(623)	$(14,253)	$18,757	$834	$739	$20,330

Interest (income) expense, net	$(387)	$—	$—	$2,964	$2,577	$—	$—	$2,577

Income (loss) before taxes	$27,606	$6,414	$(623)	$(17,217)	$16,180	$834	$739	$17,753

	US and
	Canadian				Subtotal
	Rental and		Net Interco		Core Laundry	Specialty
Thirty-nine weeks ended	Cleaning	MFG	MFG Elim	Corporate	Operations	Garments	First Aid	Total

May 26, 2007
Revenues	$596,801	$65,980	$(65,980)	$5,973	$602,774	$48,376	$23,443	$674,593

Income (loss) from operations	$84,094	$22,603	$(3,569)	$(45,508)	$57,620	$5,501	$890	$64,011

Interest (income) expense, net	$(1,394)	$—	$—	$9,485	$8,091	$—	$—	$8,091

Income (loss) before taxes	$85,488	$22,603	$(3,569)	$(54,993)	$49,529	$5,501	$890	$55,920

May 27, 2006
Revenues	$546,441	$52,973	$(52,973)	$4,319	$550,760	$40,000	$22,671	$613,431

Income (loss) from operations	$76,917	$17,643	$131	$(42,612)	$52,079	$454	$1,357	$53,890

Interest (income) expense, net	$(1,185)	$—	$—	$8,026	$6,841	$—	$—	$6,841

Income (loss) before taxes	$78,102	$17,643	$131	$(50,638)	$45,238	$454	$1,357	$47,049

The Company’s long-lived assets as of May 26, 2007 and August 26, 2006, revenues for the periods ended May 26, 2007 and May 27, 2006, and income before income taxes for the periods ended May 26, 2007 and May 27, 2006 were attributed to the following countries:

	May 26, 2007	August 26, 2006

Long-lived assets
United States	$589,991	$564,493
Europe, Canada, and Mexico (1)	38,302	36,296
	$628,293	$600,789

	Thirteen weeks ended		Thirty-nine weeks ended

	May 26,	May 27,	May 26,	May 27,
	2007	2006	2007	2006

Revenues:
United States	$209,319	$192,703	$615,547	$562,657
Europe, Canada, and Mexico (1)	20,530	19,235	59,046	50,774
	$229,849	$211,938	$674,593	$613,431

Income before income taxes:
United States	$19,302	$15,046	$47,395	$39,889
Europe, Canada, and Mexico (1)	2,534	2,707	8,525	7,160
	$21,836	$17,753	$55,920	$47,049

(1)	No country accounts for greater than 10% of total long-lived assets or revenues.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Amounts in thousands, except per share and common stock options data)

SAFE HARBOR FOR FORWARD LOOKING STATEMENTS

Forward looking statements contained in this Quarterly Report on Form 10-Q and any documents incorporated by reference are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Forward looking statements may be identified by words such as “estimates,” “anticipates,” “projects,” “plans,” “expects,” “intends,” “believes,” “seeks,” “could,” “should,” “may,” “will,” or the negative versions thereof, and similar expressions and by the context in which they are used. Such forward looking statements are based upon our current expectations and speak only as of the date made. Such statements are highly dependent upon a variety of risks, uncertainties and other important factors that could cause actual results to differ materially from those reflected in such forward looking statements. Such factors include, but are not limited to, uncertainties regarding our ability to consummate and successfully integrate acquired businesses, uncertainties regarding any existing or newly-discovered expenses and liabilities related to environmental compliance and remediation, our ability to compete successfully without any significant degradation in our margin rates, seasonal fluctuations in business levels, uncertainties regarding the price levels of natural gas, electricity, fuel and labor, the impact of negative economic conditions on our customers and such customers’ workforce, the continuing increase in domestic healthcare costs, demand and prices for our products and services, additional professional and internal costs necessary for compliance with recent and proposed future changes in Securities and Exchange Commission (including the Sarbanes-Oxley Act of 2002), New York Stock Exchange and accounting rules, strikes and unemployment levels, our efforts to evaluate and potentially reduce internal costs, economic and other developments associated with the war on terrorism and its impact on the economy and general economic conditions. We undertake no obligation to update any forward looking statements to reflect events or circumstances arising after the date on which they are made.

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

Results of Operations

The amounts of revenues and certain expense items, as a percentage of revenue, for the thirteen and thirty-nine weeks ended May 26, 2007 and May 27, 2006, and the percentage changes in revenues and certain expense items as a percentage of total revenues between these periods are presented in the following table.

	Thirteen weeks ended					Thirty-nine weeks ended

	May 26, 2007	% of Rev.	May 27, 2006	% of Rev.	% Change	May 26, 2007	% of Rev.	May 27, 2006	% of Rev.	% Change

Revenues	$229,849	100.0%	$211,938	100.0%	8.5%	$674,593	100.0%	$613,431	100.0%	10.0%

Costs and expenses:
Operating costs (1)	144,257	62.8	134,383	63.4	7.3	427,366	63.4	392,881	64.0	8.8
Selling and administrative expenses (1)	48,659	21.2	45,710	21.6	6.5	147,490	21.9	132,935	21.7	10.9
Depreciation and amortization	12,322	5.4	11,515	5.4	7.0	35,726	5.3	33,725	5.5	5.9
	205,238	89.3	191,608	90.4	7.1	610,582	90.5	559,541	91.2	9.1

Income from operations	24,611	10.7	20,330	9.6	21.1	64,011	9.5	53,890	8.8	18.8

Other expense (income)	2,775	1.2	2,577	1.2	7.7	8,091	1.2	6,841	1.1	18.3

Income before income taxes	21,836	9.5	17,753	8.4	23.0	55,920	8.3	47,049	7.7	18.9
Provision for income taxes	8,153	3.5	6,835	3.2	19.3	21,531	3.2	18,414	3.0	16.9

Net income	$13,683	6.0%	$10,918	5.2%	25.3%	$34,389	5.1%	$28,635	4.7%	20.1%

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

Thirteen weeks ended May 2007 compared to thirteen weeks ended May 2006

Revenues

	May 26,	May 27,	Dollar	Percent
(In thousands, except percentages)	2007	2006	Change	Change

Core Laundry Operations	$203,260	$188,260	$15,000	8.0%
Specialty Garments	18,272	15,453	2,819	18.2
First Aid	8,317	8,225	92	1.1
Consolidated total	$229,849	$211,938	$17,911	8.5%

For the thirteen weeks ended May 26, 2007, our consolidated revenues increased by $17.9 million from the comparable period in fiscal 2006, or 8.5%. This increase was primarily due to organic growth, which accounted for a 6.3% increase in revenue. The remaining increase of 2.2% was attributable to incremental acquisition-related revenues. The core laundry operation’s revenues increased in the thirteen weeks ended May 26, 2007 by 8.0% compared to the comparable period ended May 27, 2006. This increase was due to organic growth of 5.5% and acquisition-related growth of 2.5%. Revenues from Specialty Garments and First Aid increased 18.2% and 1.1%, respectively. The increase in Specialty Garments revenue was primarily attributable to increased activity with the segment’s Canadian and European customers.

Operating costs

Operating costs decreased as a percentage of revenues from 63.4%, or $134.4 million, for the thirteen weeks ended May 27, 2006, to 62.8%, or $144.3 million, for the thirteen weeks ended May 26, 2007. This decrease was primarily driven by our strong revenue growth and modest reductions in energy costs and production costs as a percentage of revenues. These decreases were partially offset by higher merchandise costs in our core laundry operations as a percentage of revenues as compared to the thirteen weeks ended May 27, 2006.

Selling and administrative expenses

Selling and administrative expenses decreased as a percentage of revenues to 21.2%, or $48.7 million, for the thirteen weeks ended May 26, 2007, from 21.6%, or $45.7 million, for the comparable period in fiscal 2006. This decrease was primarily driven by our strong revenue growth and decreases in other Corporate and administrative costs as a percentage of revenues.

Depreciation and amortization

For the thirteen weeks ended May 26, 2007, depreciation and amortization expense increased to $12.3 million from $11.5 million for the comparable period in 2006. The increase in depreciation and amortization expense was due to capital expenditures and acquisitions activity. However, depreciation and amortization expense was 5.4% of revenues for the thirteen weeks ended May 26, 2007, which was consistent as a percent of revenues with the comparable period in 2006.

Income from Operations

For the thirteen weeks ended May 26, 2007 and May 27, 2006, the revenue growth in our core laundry operations and Specialty Garments, as well as the change in our costs, discussed above, resulted in the following changes in our income from operations:

	May 26,	May 27,	Dollar	Percent
(In thousands, except percentages)	2007	2006	Change	Change

Core Laundry Operations	$21,345	$18,757	$2,588	13.8%
Specialty Garments	3,006	834	2,172	260.4
First Aid	260	739	(479)	-64.8
Consolidated total	$24,611	$20,330	$4,281	21.1%

Other expense (income)

Other expense (income), which includes interest expense and interest income, was $2.8 million and $2.6 million for the thirteen weeks ended May 26, 2007 and May 27, 2006, respectively. This increase was due to an increase in our average debt outstanding during the period. The average debt outstanding in the thirteen weeks ended May 26, 2007 was $214.1 million as compared to $198.5 million during the thirteen weeks ended May 27, 2006. For both periods, other expense (income) was 1.2% of revenues.

Provision for income taxes

The Company’s effective income tax rate was 37.3% for the thirteen weeks ended May 26, 2007 as compared to 38.5% for the comparable period ended May 27, 2006. The decrease for the thirteen weeks ended May 26, 2007, was due to a revision in the Company’s estimated effective tax rate for fiscal 2007.

Thirty-nine weeks ended May 2007 compared to thirty-nine weeks ended May 2006

Revenues

	May 26,	May 27,	Dollar	Percent
(In thousands, except percentages)	2007	2006	Change	Change

Core Laundry Operations	$602,774	$550,760	$52,014	9.4%
Specialty Garments	48,376	40,000	8,376	20.9
First Aid	23,443	22,671	772	3.4
Consolidated total	$674,593	$613,431	$61,162	10.0%

For the thirty-nine weeks ended May 26, 2007, our consolidated revenues increased by $61.2 million from the comparable period in fiscal 2006, or 10.0%. This increase was primarily due to organic growth, which accounted for a 7.5 % increase in revenue. The remaining increase of 2.5% was attributable to incremental acquisition-related revenues. The core laundry operation’s revenues increased in the thirty-nine weeks ended May 26, 2007 by 9.4 % compared to the comparable period ended May 27, 2006. This increase was due to organic growth of 6.7% and acquisition-related growth of 2.7%. Revenues from Specialty Garments and First Aid increased 20.9% and 3.4%, respectively. The increase in Specialty Garments revenue can primarily be attributed to increased activity with the segment’s Canadian and European customers.

Operating costs

Operating costs decreased as a percentage of revenues from 64.0%, or $392.9 million, for the thirty-nine weeks ended May 27, 2006, to 63.4%, or $427.4 million, for the thirty-nine weeks ended May 26, 2007. This decrease was primarily driven by our strong revenue growth and modest reductions in energy costs, production costs, and delivery payroll costs as a percentage of revenues. These decreases were partially offset by higher merchandise costs in our core laundry operations as a percentage of revenues as compared to the thirty-nine weeks ended May 27, 2006.

Selling and administrative expenses

Our selling and administrative expenses increased to $147.5 million, or 21.9% of revenues, for the thirty-nine weeks ended May 26, 2007 from $132.9 million, or 21.7% of revenues, for the thirty-nine weeks ended May 27, 2006. The increase in selling and administrative expenses as a percentage of revenues was primarily due to a $1.6 million increase in our environmental reserves as well as $0.7 million in severance expense related to the departure of one of our senior executives, both affecting our core laundry operations. This increase was slightly offset by decreases in other Corporate and administrative costs as a percentage of revenues.

Depreciation and amortization

Our depreciation and amortization expense increased to $35.7 million for the thirty-nine weeks ended May 26, 2007 from $33.7 million for the thirty-nine weeks ended May 27, 2006. The increase in depreciation and amortization expense was due to capital expenditures and acquisitions activity. As a percentage of revenues, however, depreciation and amortization expense decreased to 5.3% for the thirty-nine weeks ended May 26, 2007 from 5.5% for the comparable period in 2006.

Income from Operations

For the thirty-nine weeks ended May 26, 2007 and May 27, 2006, the revenue growth in our core laundry operations and Specialty Garments, as well as the change in our costs, discussed above, resulted in the following changes in our income from operations:

	May 26,	May 27,	Dollar	Percent
(In thousands, except percentages)	2007	2006	Change	Change

Core Laundry Operations	$57,620	$52,079	$5,541	10.6%
Specialty Garments	5,501	454	5,047	1,111.7
First Aid	890	1,357	(467)	-34.4
Consolidated total	$64,011	$53,890	$10,121	18.8%

Other expense (income)

Other expense (income), which includes interest expense and interest income, was $8.1 million for the thirty-nine weeks ended May 26, 2007, or 1.2% of revenues, as compared with $6.8 million for the thirty-nine weeks ended May 27, 2006, or 1.1% of revenues. This increase was due to an increase in interest expense of $1.5 million, attributable to an increase in our average debt outstanding during the period as well as higher interest rates affecting our variable rate debt. The average debt outstanding in the thirty-nine weeks ended May 26, 2007 was $214.8 million as compared to $190.2 million during the thirty-nine weeks ended May 27, 2006.

Provision for income taxes

The Company’s effective income tax rate was 38.5% and 39.1% for the thirty-nine weeks ended May 26, 2007 and May 27, 2006, respectively. The decrease in the effective income tax rate was primarily due to $0.3 million of tax reserves accrued in the thirty-nine weeks ended May 27, 2006 relating to tax exposures identified by the Company.

Liquidity and Capital Resources

General. As of May 26, 2007, we had cash and cash equivalents of $11.2 million and working capital of $117.4 million. We believe that current cash and cash equivalent balances, cash generated from operations and amounts available under our Amended Credit Agreement (defined below) will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months.

Sources and uses of cash. During the thirty-nine weeks ended May 26, 2007, we generated cash from operating activities of $61.4 million, resulting primarily from net income of $34.4 million, amounts charged for depreciation and amortization of $35.7 million, an increase in accrued liabilities of $4.8 million, and a decrease in rental merchandise in service of $3.2 million, offset by increases in accounts receivable of $10.7 million, inventories of $2.6 million, and prepaid expenses of $0.7 million, and decreases in accounts payable of $1.6 million, and accrued and deferred income taxes of $3.3 million. We used our cash to, among other things, fund $43.1 million in capital expenditures and fund the acquisitions of businesses of approximately $23.1 million. Our long-term debt increased by approximately $7.6 million as a result of $111.7 million of borrowings offset by $104.1 million of repayments during the thirty-nine weeks ended May 26, 2007.

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

For environmental liabilities that have been discounted, we include interest accretion, based on the effective interest method, in operating costs on the consolidated statements of income. The changes to our environmental liabilities for the thirty-nine weeks ended May 26, 2007 are as follows:

Beginning balance as of August 26, 2006	$10,858
Costs incurred for which reserves have been provided	(1,470)
Insurance proceeds received	90
Interest accretion	424
Change in estimate of liability	1,587
Balance as of May 26, 2007	$11,489

In the second quarter of fiscal 2007, we increased our environmental reserves by $1.6 million related to preliminary results of the ongoing site investigation at one of our environmental exposure sites.

Anticipated payments and insurance proceeds of currently identified environmental remediation liabilities as of May 26, 2007, for the next five fiscal years and thereafter as measured in current dollars, are reflected below.

Fiscal year ended August	2007	2008	2009	2010	2011	Thereafter	Total
Estimated costs – current dollars	$3,027	2,324	1,347	942	1,012	9,541	$18,193

Estimated insurance proceeds	(176)	(266)	(266)	(274)	(266)	(3,874)	(5,122)

Net anticipated costs	$2,851	2,058	1,081	668	746	5,667	$13,071

Effect of Inflation							3,550
Effect of Discounting							(5,132)

Balance as of May 26, 2007							$11,489

Estimated insurance proceeds are primarily received from an annuity received as part of a legal settlement with an insurance company. Annual proceeds of approximately $0.3 million are deposited into an escrow account which funds remediation and monitoring costs for three sites related to former operations in Williamstown, Vermont. Annual proceeds received but not expended in the current year accumulate in this account and may be used in future years for costs related to this site through the year 2027. As of May 26, 2007, the balance in this escrow account, which is held in a trust and is not recorded on our consolidated balance sheet, was approximately $2.2 million. Also included in estimated insurance proceeds are amounts we are entitled to receive pursuant to legal settlements as reimbursements from three insurance companies for estimated costs at the site in Uvalde, Texas.

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

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits an entity to measure certain financial assets and financial liabilities at fair value. Under SFAS No. 159, entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with a few exceptions, as long as it is applied to the instrument in its entirety. The fair value option election is irrevocable, unless a new election date occurs. SFAS No. 159 also establishes presentation and disclosure requirements to help financial statement users understand the effect of the entity's election on its earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, and we are currently evaluating the impact it will have on our consolidated financial statements.

On September 29, 2006, the Financial Accounting Standards Board issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of SFAS No. 87, 88, 106 and 132(r), which requires a company to: (1) recognize in its statement of financial position the over-funded or under-funded status of its defined benefit postretirement plan measured as the difference between the fair value of plan assets and the benefit obligation, (2) recognize as a component of other comprehensive income, net of tax, the actuarial gains and losses and the prior service costs and credits that arise during the period but pursuant to FAS 87 and 106 are not recognized as components of net periodic benefit cost, (3) measure defined benefit plan assets and defined benefit plan obligations as of the date of its statement of financial position, (4) disclose additional information in the notes to financial statements about certain effects on net periodic benefit cost in the upcoming fiscal year that arise from delayed recognition of the actuarial gains and losses and the prior service costs and credits, and (5) recognize as an adjustment to the opening balance of retained earnings, net of tax, any transition asset or transition obligation remaining from the initial application of FAS 87 or 106. This standard is effective for fiscal years ending after December 15, 2006, and we do not expect adoption of this standard will have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. This statement is effective for fiscal years beginning after November 15, 2007, and all interim periods within those fiscal years and must be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. We are currently evaluating the impact it will have on our consolidated financial statements.

On July 13, 2006, the Financial Accounting Standards Board issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109, which fundamentally changes the way that we will be required to treat our uncertain tax positions for financial accounting purposes. FIN No. 48 prescribes rules regarding how we should recognize, measure and disclose in our financial statements tax positions that were taken or will be taken on our tax return that are reflected in measuring current or deferred income tax assets and liabilities for interim or annual periods. Differences between tax positions taken in a tax return and amounts recognized in the financial statements will generally result in an increase in a liability for income taxes payable, or a reduction in a deferred tax asset or an increase in a deferred tax liability. This interpretation is effective for fiscal years beginning after December 15, 2006, and we are currently evaluating the impact it will have on our consolidated financial statements.

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

Contractual Obligations and Other Commercial Commitments

As of May 26, 2007, there were no material changes in the Company's contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended August 26, 2006.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

We have determined that all of our foreign subsidiaries operate primarily in local currencies that represent the functional currencies of the subsidiaries. All assets and liabilities of our foreign subsidiaries are translated into U.S. dollars using the exchange rate prevailing at the balance sheet date. The effect of exchange rate fluctuations on the translation of assets and liabilities are recorded as a component of shareholders’ equity. Income and expense accounts are translated at average exchange rates during the year. As such, our financial condition and operating results are affected by fluctuations in the value of the U.S. dollar as compared to currencies in foreign countries. Revenues denominated in currencies other than the U.S. dollar represented approximately 9% of total consolidated revenues for the thirteen and thirty-nine weeks ended May 26, 2007 and total assets denominated in currencies other than the U.S. dollar represented approximately 8% of total consolidated assets as of May 26, 2007. If exchange rates had changed by 10% from the actual rates in effect during the thirteen and thirty-nine weeks ended May 26, 2007, our revenues for the thirteen and thirty-nine weeks ended would have changed by approximately $2.1 million and $5.9 million, respectively, and assets as of May 26, 2007 would have changed by approximately $7.1 million.

We do not operate a hedging program to mitigate the effect of a significant rapid change in the value of the Canadian Dollar, Euro, British Pound, or Mexican Peso as compared to the U.S. dollar. Any gains or losses resulting from foreign currency transactions, including exchange rate fluctuations on intercompany accounts, are reported as transaction gains (losses) in selling and administrative expenses. The intercompany payables and receivables are denominated in Canadian Dollars, Euros, British Pounds and Mexican Pesos. During the thirteen weeks ended May 26, 2007, transaction losses included in selling and administrative expenses were approximately $0.1 million. During the thirty-nine weeks ended May 26, 2007 transaction gains included in selling and administrative expenses were approximately $0.0 million. If the exchange rates had changed by 10% during the thirteen and thirty-nine weeks ended May 26, 2007, we would have recognized exchange gains (losses) in other income (expense) of approximately $0.1 million and $0.2 million, respectively.

Interest Rate Sensitivity

We are exposed to market risk from changes in interest rates which may adversely affect our financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, we manage exposures through our regular operating and financing activities. We are exposed to interest rate risk primarily through borrowings under our $225.0 million Amended Credit Agreement with a syndicate of banks and our $100.0 million of Floating Rate Notes which were issued to a group of insurance companies pursuant to a Note Purchase Agreement. Under both agreements, the Company borrows funds at variable interest rates based on the Eurodollar rate or LIBOR rates. If the LIBOR and Eurodollar rates fluctuated by 10% from the actual rates in effect during the thirteen and thirty-nine weeks ended May 26, 2007, interest expense would have fluctuated by approximately $0.2 million and $0.6 million from the interest expense recognized for the thirteen and thirty-nine weeks ended May 26, 2007, respectively.

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

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during our third fiscal quarter ended May 26, 2007 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

July 3, 2007	UniFirst Corporation
	By:	/s/ Ronald D. Croatti
Ronald D. Croatti
President and Chief Executive Officer

July 3, 2007	UniFirst Corporation
	By:	/s/ John B. Bartlett
John B. Bartlett
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

*	31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

*	31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

**	32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**	32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

**	Furnished herewith