Form 10-K
period 2007-08-25
UNIFIRST CORP
filed 2007-11-08
CIK 717954

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended August 25, 2007

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 0-8504

UNIFIRST CORPORATION

(Exact name of registrant as specified in its charter)

Massachusetts	04-2103460
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Yes ☐        No ☒

The number of outstanding shares of the Registrant’s Common Stock and Class B Common Stock at November 2, 2007 were 14,352,349 and 4,937,449, respectively. The aggregate market value of the voting stock of the Registrant held by non-affiliates as of February 24, 2007 (the last business day of the Registrant’s most recently completed second fiscal quarter), computed by reference to the closing sale price of such shares on such date, and was approximately $618,481,522.

Documents Incorporated By Reference

The Registrant intends to file a Definitive Proxy Statement pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended, for its 2008 Annual Meeting of Shareholders within 120 days of the end of the fiscal year ended August 25, 2007. Portions of such Proxy Statement are incorporated by reference in Part III of this report.

UniFirst Corporation

Annual Report on Form 10-K

For the fiscal year ended August 25, 2007

Table of Contents

PART I
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
Consolidated statements of income for each of the three years in the period ended August 25, 2007
Consolidated balance sheets as of August 25, 2007 and August 26, 2006
Consolidated statements of shareholders' equity for each of the three years in the period ended August 25, 2007
Consolidated statements of cash flows for each of the three years in the period ended August 25, 2007
Notes to consolidated financial statements
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A. Controls and Procedures
Management's Report on Internal Control Over Financial Reporting
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
Item 9B. Other Information
PART III
Item 10. Directors, Executive Officers and Corporate Governance
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13. Certain Relationships and Related Transactions, and Director Independence
Item 14. Principal Accounting Fees and Services
PART IV
Item 15. Exhibits, Financial Statement Schedules
Ex-21 List of Subsidiaries
Ex-23.1 Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
Ex-31.1 Section 302 Certification of CEO
Ex-31.2 Section 302 Certification of CFO
Ex-32.1 Section 906 Certification of CEO
Ex-32.2 Section 906 Certification of CFO

PART I

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Our actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

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

Our principal services include providing customers with uniforms and other non-garment items, picking up soiled uniforms or other items on a periodic basis (usually weekly), and delivering, at the same time, cleaned and processed items. We offer uniforms in a wide variety of styles, colors, sizes and fabrics and with personalized emblems selected by the customer. Our centralized services, specialized equipment and economies of scale generally allow us to be more cost effective in providing garment services than customers could be themselves, particularly those customers with high employee turnover rates. During fiscal 2007, we manufactured 59% of the garments we placed in service. Because we design and manufacture a majority of our own uniforms and protective clothes, we can produce custom garment programs for our larger customers, offer a diverse range of such designs within our standard line of garments and better control the quality, price and speed at which we produce such garments. In addition, among our competitors, we believe we have the largest in-house digital image processing capability, allowing us to convert an image provided by a customer into customized, mass producible embroidered emblems, typically within two days.

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

In fiscal 2007, we generated $902.1 million in revenue, of which approximately 90% was derived from the US and Canadian Rental and Cleaning and Corporate segments. Specialty Garments and First Aid accounted for 7% and 3%, respectively, of 2007 revenues.

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

CUSTOMERS

We serve businesses of all sizes in numerous industry categories. During each of the past five years, no single uniform rental customer accounted for more than 1% of our revenues. Our typical customers include automobile service centers and dealers, delivery services, food and general merchandise retailers, food processors and service operations, light manufacturers, maintenance facilities, restaurants, service companies, soft and durable goods wholesalers, transportation companies, and others who require employee clothing for image, identification, protection or utility purposes. Among our largest customers of our conventional uniform rental business are divisions, units, regional operations or franchised agencies of major, nationally recognized organizations. With respect to our Specialty Garment segment, typical customers include government agencies, research and development laboratories, high technology companies and utilities operating nuclear reactors. We currently service over 200,000 customer locations in the United States, Canada and Europe from 193 customer service, distribution and manufacturing facilities.

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

MANUFACTURING AND SOURCING

We manufactured 59% of all garments which we placed in service during fiscal 2007. These were primarily work pants manufactured at our plant in Ebano, San Luis Potosi, Mexico and shirts manufactured at our plant in Valles, San Luis Potosi, Mexico. The balance of the garments used in our programs are purchased from a variety of industry suppliers. While we currently acquire the raw materials with which we produce our garments from a limited number of suppliers, we believe that such materials are readily available from other sources. To date, we have experienced no significant difficulty in obtaining any of our raw materials or supplies. Currently, we also manufacture approximately 68% of the mats we place in service at our plant in Cave City, Arkansas.

EMPLOYEES

At August 25, 2007, we employed over 10,000 persons. Approximately 2% of our United States employees are represented by a union pursuant to a collective bargaining agreement. We consider our employee relations to be good.

EXECUTIVE OFFICERS

Our executive officers are as follows:

NAME	AGE	POSITION
Ronald D. Croatti	64	Chairman of the Board, President, and Chief Executive Officer
Cynthia Croatti	52	Executive Vice President and Treasurer
John B. Bartlett	66	Senior Vice President and Chief Financial Officer
Bruce P. Boynton	59	Senior Vice President, Operations
David A. DiFillippo	50	Senior Vice President, Operations

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

ENVIRONMENTAL MATTERS

We, like our competitors, are subject to various federal, state and local laws and regulations governing, among other things, the generation, handling, storage, transportation, treatment and disposal of hazardous wastes and other substances. In particular, industrial laundries currently use and must dispose of detergent waste water and other residues, and, in the past, used perchloroethylene and other dry cleaning solvents. We are attentive to the environmental concerns surrounding the disposal of these materials and have through the years taken measures to avoid their improper disposal. Over the years, we have settled, or contributed to the settlement of, actions or claims brought against us relating to the disposal of hazardous materials and there can be no assurance that we will not have to expend material amounts to remediate the consequences of any such disposal in the future. Further, under environmental laws, an owner or lessee of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances located on or in or emanating from such property, as well as related costs of investigation and property damage. Such laws often impose liability without regard to whether the owner or lessee knew of or was responsible for the presence of such hazardous or toxic substances. There can be no assurance that acquired or leased locations have been operated in compliance with environmental laws and regulations or that future uses or conditions will not result in the imposition of liability upon us under such laws or expose us to third-party actions such as tort suits. We continue to address environmental conditions under terms of consent orders negotiated with the applicable environmental authorities or otherwise with respect to sites located in, or related to, Woburn, Massachusetts, Somerville, Massachusetts, Springfield, Massachusetts, Uvalde, Texas, Stockton, California, Williamstown, Vermont, as well as number of additional locations that we acquired as part of our acquisition of Textilease Corporation in September 2003. For additional discussion refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the risk factor set forth on page 6 of this Annual report on Form 10-K.

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

SAFE HARBOR FOR FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward looking statements within the meaning of the federal securities laws. Forward looking statements contained in this Annual Report on Form 10-K and any documents incorporated by reference are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Forward looking statements may be identified by words such as “estimates,” “anticipates,” “projects,” “plans,” “expects,” “intends,” “believes,” “seeks,” “could,” “should,” “may,” “will,” or the negative versions thereof, and similar expressions and by the context in which they are used. Such forward looking statements are based upon our current expectations and speak only as of the date made. Such statements are highly dependent upon a variety of risks, uncertainties and other important factors that could cause actual results to differ materially from those reflected in such forward looking statements. Such factors include, but are not limited to, uncertainties regarding our ability to consummate and successfully integrate acquired businesses, uncertainties regarding any existing or newly-discovered expenses and liabilities related to environmental compliance and remediation, our ability to compete successfully without any significant degradation in our margin rates, seasonal fluctuations in business levels, uncertainties regarding the price levels of natural gas, electricity, fuel and labor, the impact of negative economic conditions on our customers and such customers’ workforce, the continuing increase in domestic healthcare costs, demand and prices for our products and services, additional professional and internal costs necessary for compliance with recent and proposed future changes in Securities and Exchange Commission (including the Sarbanes-Oxley Act of 2002), New York Stock Exchange and accounting rules, strikes and unemployment levels, our efforts to evaluate and potentially reduce internal costs, economic and other developments associated with the war on terrorism and its impact on the economy and general economic conditions. We undertake no obligation to update any forward looking statements to reflect events or circumstances arising after the date on which they are made.

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

On a quarterly basis, we assess each of our environmental sites to determine whether the costs of investigation and remediation of environmental conditions are probable and can be reasonably estimated as well as the adequacy of our accruals with respect to such costs. There can be no assurance that our accruals with respect to our environmental sites will be sufficient or that the costs of remediation and investigation will not substantially exceed our accruals as new facts, circumstances or estimates arise.

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

We employ over 10,000 persons. Approximately 2% of our United States employees are represented by a union pursuant to a collective bargaining agreement. Competitors within our industry have been the target of corporate unionization campaigns by multiple labor unions. While our management believes that our employee relations are good, we cannot assure you that we will not experience pressure from labor unions or become the target of campaigns similar to those faced by our competitors. If we do encounter pressure from labor unions, any resulting labor unrest could disrupt our business by impairing our ability to produce and deliver our products. In addition, significant union representation would require us to negotiate the wages, salaries, benefits and other terms with many of our employees collectively and could adversely affect our results of operations by increasing our labor costs or otherwise restricting our ability to maximize the efficiency of our operations.

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

We manufactured 59% of all garments which we placed in service during fiscal 2007. These were primarily work pants manufactured at our plant in Ebano, San Luis Potosi, Mexico and shirts manufactured at our plant in Valles, San Luis Potosi, Mexico. The balance of the garments used in our programs are purchased from a variety of industry suppliers. While we currently acquire the raw materials with which we produce our garments from a limited number of suppliers, we believe that such materials are readily available from other sources. To date, we have experienced no significant difficulty in obtaining any of our raw materials or supplies. However, if we were to experience difficulty obtaining any of our raw materials from such suppliers and were unable to obtain new materials or supplies from other industry suppliers, it could adversely affect our results of operations.

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

Our nuclear decontamination business is affected by shut-downs, outages and clean-ups of the nuclear facilities we service. We are not able to control or predict with certainty when such shut-downs, outages and clean-ups will occur. Our nuclear decontamination business tends to generate more revenue in the first and third fiscal quarters, which is when nuclear power plants typically schedule their plant outages and refuelings and thereby increase nuclear garment utilization. Quarterly fluctuations in our nuclear decontamination business could have a disproportionate impact on revenue and net income and create volatility in the price of our Common Stock.

Our international business results are influenced by currency fluctuations and other risks that could have an adverse effect on our results of operations and financial condition.

A portion of our sales is derived from international markets. Revenue denominated in currencies other than the U.S. dollar represented approximately 9% of total consolidated revenues for fiscal 2007, 8% for fiscal 2006 and 7% for fiscal 2005. The operating results of our international subsidiaries are translated into U.S. dollars and such results are affected by movements in foreign currencies relative to the U.S. dollar. Our international operations are also subject to other risks, including the requirement to comply with changing and conflicting national and local regulatory requirements, potential difficulties in staffing and labor disputes; managing and obtaining support and distribution for local operations, credit risk or financial condition of local customers, potential imposition of restrictions on investments, potentially adverse tax consequences, including imposition or increase of withholding and other taxes on remittances and other payments by subsidiaries; foreign exchange controls, and local political and social conditions. There can be no assurance that the foregoing factors will not have an adverse effect on our international operations or on our consolidated financial condition and results of operations. We own and operate manufacturing facilities in Mexico. Operations in developing nations present several additional risks, including greater fluctuation in currencies relative to the U.S. dollar, economic and governmental instability, civil disturbances, volatility in gross domestic production, Foreign Corrupt Practice Act compliance issues and nationalization and expropriation of private assets.

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

As of August 25, 2007, the members of the Croatti family owned in the aggregate 253,992 shares of our Common Stock and 4,937,369 shares of our Class B Common Stock, which represents approximately 26.9% of the aggregate number of outstanding shares of our Common Stock and Class B Common Stock, but approximately 77.9% of the combined voting power of the outstanding shares of our Common Stock and Class B Common Stock. As a result, the members of the Croatti family, acting with other family members, could effectively control most matters requiring approval by our stockholders, including the election of a majority of the directors. While historically the members of the Croatti family have individually voted their respective shares of Class B Common Stock in the same manner, there is no contractual understanding requiring this and there is no assurance that the family members will continue to individually vote their shares of Class B Common Stock in the same manner. This voting control by the members of the Croatti family, together with certain provisions of our by-laws and articles of organization, could have the effect of delaying, deferring or preventing a change in control of our Company that would otherwise be beneficial to our public stockholders.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of August 25, 2007, we owned or occupied 193 facilities containing an aggregate of approximately 5.0 million square feet located in the United States, Canada, Mexico and Europe. We own 113 of these facilities, containing approximately 4.1 million square feet. These facilities include our 320,000 square foot Owensboro, Kentucky distribution center and most of our industrial laundry processing plants. We believe our industrial laundry facilities are among the most modern in the industry.

We own substantially all of the machinery and equipment used in our operations. We believe that our facilities and our production, cleaning and decontamination equipment have been well maintained and are adequate for our present needs. We also own a fleet of approximately 2,500 delivery vans, trucks and other vehicles.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are subject to legal proceedings and claims arising from the current conduct of our business operations, including personal injury, customer contract, and employment claims. We maintain insurance coverage providing indemnification against the majority of such claims, and we do not expect that we will sustain any material loss as a result thereof.

In addition, we, like our competitors, are subject to various federal, state and local laws and regulations governing, among other things, the generation, handling, storage, transportation, treatment and disposal of hazardous wastes and other substances. In particular, industrial laundries currently use and must dispose of detergent waste water and other residues, and, in the past, used perchloroethylene and other dry cleaning solvents. Over the years, we have settled, or contributed to the settlement of, actions or claims brought against us relating to the disposal of hazardous materials and there can be no assurance that we will not have to expend material amounts to remediate the consequences of any such disposal in the future. Further, under environmental laws, an owner or lessee of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances located on or in or emanating from such property, as well as related costs of investigation and property damage. Such laws often impose liability without regard to whether the owner or lessee knew of or was responsible for the presence of such hazardous or toxic substances. There can be no assurance that acquired or leased locations have been operated in compliance with environmental laws and regulations or that future uses or conditions will not result in the imposition of liability upon us under such laws or expose us to third-party actions such as tort suits. Refer to Note 10 of our Consolidated Financial Statements for further discussion.

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

	Price Per Share		Dividends Per Share
	High	Low	Common Stock	Class B Common Stock
Year ended August 25, 2007
First Quarter	$40.00	$30.80	$0.0375	$0.0300
Second Quarter	44.59	38.15	0.0375	0.0300
Third Quarter	44.59	38.37	0.0375	0.0300
Fourth Quarter	47.05	37.40	0.0375	0.0300

	Price Per Share		Dividends Per Share
	High	Low	Common Stock	Class B Common Stock
Year ended August 26, 2006
First Quarter	$39.38	$30.70	$0.0375	$0.0300
Second Quarter	35.69	30.50	0.0375	0.0300
Third Quarter	34.24	28.80	0.0375	0.0300
Fourth Quarter	34.54	29.65	0.0375	0.0300

The approximate number of shareholders of record of our Common Stock and Class B Common Stock as of November 2, 2007 were 88 and 21, respectively. We believe that the number of beneficial owners of our Common Stock is substantially greater than the number of record holders because a large portion of our Common Stock is held of record in broker ‘‘street names.’’

We have paid regular quarterly dividends since 1983 and intend to continue such policy subject to, among other factors, our earnings, financial condition and capital requirements. No dividends will be payable unless declared by our Board of Directors and then only to the extent funds are legally available for the payment of such dividends. In the event that our Board of Directors votes to pay a dividend, our Common Stock must receive a dividend equal to no less than 125% of any dividend paid on the Class B Common Stock. On July 3, 2007, our Board of Directors declared a quarterly dividend of $0.0375 and $0.0300 per share on our Common Stock and Class B Common Stock, respectively, that will be payable on October 3, 2007 to stockholders of record on September 12, 2007.

The following table sets forth information concerning our equity compensation plans as of August 25, 2007.

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities referenced in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	293,975	$28.87	377,050
Equity compensation plans not approved by security holders	—	N/A	—
Total	293,975	$28.87	377,050

Stock Performance Graph

Set forth below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on our Common Stock, based on the market price of our Common Stock, with the cumulative total shareholder return of a peer group and of companies within the Standard & Poor’s 500 Stock Index, in each case assuming reinvestment of dividends. The peer group is composed of Cintas Corporation, G & K Services, Inc. and Angelica Corporation. The calculation of cumulative total shareholder return assumes a $100 investment in our Common Stock, the peer group and the S&P 500 Stock Index on August 31, 2002.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements and Notes to Consolidated Financial Statements included in Item 8.

The selected consolidated balance sheet data set forth below as of August 25, 2007 and August 26, 2006 and the selected consolidated income statement data for the three years in the period ended August 25, 2007 are derived from our audited consolidated financial statements included in this Annual Report on Form 10-K. All other selected consolidated financial data set forth below is derived from our audited financial statements not included in this Annual Report on Form 10-K. The per share data listed below is accounted for in accordance with the Emerging Issues Task Force (“EITF”) Issue No. 03-6, Participating Securities and the Two-Class Method under FAS 128. EITF Issue No. 03-6 provides guidance in determining when the two-class method, as defined in Statements of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share, should be utilized in calculating earnings per share. We were required to adopt EITF Issue No. 03-6 in the quarter ended August 27, 2005 and to apply the provisions of EITF Issue No. 03-6 retroactively to all periods presented. Our Common Stock has a 25% dividend preference to our Class B Common Stock. The Class B Common Stock, which has ten votes per share as opposed to one vote per share for the Common Stock, is not freely transferable but may be converted at any time on a one-for-one basis into Common Stock at the option of the holder of the Class B Common Stock. EITF Issue No. 03-6 requires the income per share for each class of common stock to be calculated assuming 100% of our earnings are distributed as dividends to each class of common stock based on their respective dividend rights.

Five Year Financial Summary

UniFirst Corporation and Subsidiaries

Fiscal Year Ended August (In thousands, except per share data)	2007	2006	2005	2004	2003
Selected Balance Sheet Data:
Total assets	$874,464	$829,702	$748,305	$702,366	$516,131
Long-term obligations	$206,049	$210,535	$176,671	$178,841	$69,812
Shareholders' equity	$497,327	$452,545	$412,342	$368,707	$336,338

Selected Income Statement Data:
Revenues	$902,102	$820,972	$763,842	$719,356	$596,936
Depreciation and amortization	$48,512	$45,310	$43,927	$44,889	$39,659
Income from operations	$84,221	$73,801	$76,012	$64,004	$48,838
Other expense, net	$10,759	$9,544	$6,841	$9,406	$1,266
Provision for income taxes	$28,267	$25,049	$25,823	$21,020	$18,310
Income before cumulative effect of
accounting change	$45,195	$39,208	$43,348	$33,578	$29,262
Cumulative effect of accounting change	$—	$—	$—	$—	$2,242

Net income	$45,195	$39,208	$43,348	$33,578	$27,020

Income per share before cumulative effect of
accounting change:
Basic - Common stock	$2.47	$2.25	$2.51	$1.95	$1.71
Basic - Class B Common Stock	$1.98	$1.80	$2.01	$1.56	$1.37
Diluted - Common stock	$2.34	$2.03	$2.24	$1.74	$1.52

Income per share after cumulative effect of
accounting change:
Basic - Common stock	$2.47	$2.25	$2.51	$1.95	$1.58
Basic - Class B Common Stock	$1.98	$1.80	$2.01	$1.56	$1.27
Diluted - Common stock	$2.34	$2.03	$2.24	$1.74	$1.40

Dividends per share:
Common stock	$0.15	$0.15	$0.15	$0.15	$0.15
Class B Common Stock	$0.12	$0.12	$0.12	$0.12	$0.12

On September 2, 2003, we completed our acquisition of 100% of Textilease Corporation for $175.6 million in cash. The results of operations of this acquisition have been included in our Consolidated Financial Statements since the acquisition date.

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

The MFG operating segment designs and manufactures uniforms and non-garment items primarily for the purpose of providing these goods to the US and Canadian Rental and Cleaning reporting segment. The amounts reflected as revenues of MFG are generated when goods are shipped from our manufacturing facilities to our other locations. These revenues are recorded at a transfer price which is typically in excess of the actual manufacturing cost. The transfer price is determined by our management and may not necessarily represent the fair value of the products manufactured. Products are carried in inventory and subsequently placed in service and amortized at this transfer price. On a consolidated basis, intercompany MFG revenues and MFG income are eliminated and the carrying value of inventories and rental merchandise in service is reduced to the manufacturing cost. Income before income taxes from MFG, net of the intercompany MFG elimination, was $25.1 million, $23.8 million, and $21.6 million for years ended August 25, 2007, August 26, 2006 and August 27, 2005, respectively. This income offsets the merchandise amortization costs incurred by the US and Canadian Rental and Cleaning reporting segment as the merchandise costs of this reporting segment are amortized and recognized based on inventories purchased from MFG at the transfer price which is above our manufacturing cost.

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

Approximately 90% of our revenues in 2007 were derived from US and Canadian Rental and Cleaning, and Corporate. A key driver of this business is the number of workers employed by our customers. Our revenues are directly impacted by fluctuations in these employment levels. Revenues from Specialty Garments, which accounted for 7% of our 2007 revenues, increase during outages and refueling by nuclear power plants, as garment usage increases at these times. First Aid represented 3% of our total revenue in 2007.

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

We have recognized as a liability the present value of the estimated future costs to decommission our nuclear laundry facilities in accordance with the provisions of SFAS No. 143. We depreciate, on a straight-line basis, the amount added to property and equipment and recognize accretion expense in connection with the discounted liability over the various remaining lives which range from approximately one to twenty-four years.

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

Results of Operations

The following table presents (in thousands, expect for percentages), as a percent of total revenue, certain selected financial data for our three fiscal years ended August 25, 2007, August 26, 2006 and August 27, 2005. Operating costs presented below include merchandise costs related to the amortization of rental merchandise in service and direct sales as well as labor and other production, service and delivery costs associated with operating our industrial laundries, Specialty Garments facilities, First Aid locations and our distribution center. Selling and administrative costs include costs related to our sales and marketing functions as well as general and administrative costs associated with our corporate offices and operating locations including information systems, engineering, materials management, manufacturing planning, finance, budgeting, and human resources.

							% Change
	FY 2007	% of Revenues	FY 2006	% of Revenues	FY 2005	% of Revenues	FY 2007 vs. FY 2006	FY 2006 vs. FY 2005
Revenues	$902,102	100.0%	$820,972	100.0%	$763,842	100.0%	9.9%	7.5%

Costs and expenses:
Operating costs (1)	572,221	63.4	524,694	63.9	480,714	62.9	9.1	9.1
Selling and administrative expenses (1)	197,148	21.9	177,167	21.6	163,189	21.3	11.3	8.6
Depreciation and amortization	48,512	5.4	45,310	5.5	43,927	5.8	7.1	3.1
	817,881	90.7	747,171	91.0	687,830	90.0	9.5	8.6

Income from operations	84,221	9.3	73,801	9.0	76,012	10.0	14.1	(2.9)
Other expense (income)	10,759	1.2	9,544	1.2	6,841	0.9	12.7	39.5

Income before income taxes	73,462	8.1	64,257	7.8	69,171	9.1	14.3	(7.1)
Provision for income taxes	28,267	3.1	25,049	3.0	25,823	3.4	12.8	(3.0)

Net income	$45,195	5.0%	$39,208	4.8%	$43,348	5.7%	15.3%	(9.6)%

(1) Exclusive of depreciation on our fixed assets and amortization of our intangible assets.

Revenues and income (loss) from operations by reporting segment for the three fiscal years ended August 25, 2007, August 26, 2006, and August 27, 2005, are presented in the following table. Refer to Note 14 of the consolidated financial statements for discussion of our reporting segments.

	Fiscal year ended August
(In Thousands)	2007	2006	2005
Segment Information
Revenues
US and Canadian Rental and Cleaning	$799,515	$733,294	$668,313
MFG	89,209	72,239	57,634
Net intercompany MFG elimination	(89,209)	(72,239)	(57,634)
Corporate	7,945	5,861	6,075
Subtotal: Core Laundry Operations	807,460	739,155	674,388
Specialty Garments	62,868	51,553	61,697
First Aid	31,774	30,264	27,757
	$902,102	$820,972	$763,842
Income (loss) from operations
US and Canadian Rental and Cleaning	$111,697	$103,270	$99,508
MFG	30,511	24,468	21,390
Net intercompany MFG elimination	(5,366)	(637)	206
Corporate	(58,860)	(56,020)	(52,927)
Subtotal: Core Laundry Operations	77,982	71,081	68,177
Specialty Garments	4,813	358	6,907
First Aid	1,426	2,362	928
	$84,221	$73,801	$76,012

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

Fiscal Year Ended August 25, 2007 Compared with Fiscal Year Ended August 26, 2006

Revenues

	August 25,	August 26,	Dollar	Percent
	2007	2006	Change	Change
	(In millions, except percentages)

Core Laundry Operations	$807.4	$739.1	$68.3	9.2%
Specialty Garments	62.9	51.6	11.3	21.9
First Aid	31.8	30.3	1.5	5.0
Total consolidated revenues	$902.1	$821.0	$81.1	9.9%

In 2007, our consolidated revenues increased by $81.1 million from the comparable period in 2006, or 9.9%. This increase was primarily due to organic growth, which accounted for a 7.5% increase in revenue. The remaining increase of 2.4% was attributable to incremental acquisition-related revenues. On a segment reporting basis, the core laundry operation’s revenues increased in 2007 by 9.2% compared to fiscal 2006. This increase was due to organic growth of 6.6% and acquisition-related growth of 2.6%. Specialty Garments’ revenues increased in 2007 by 21.9% compared to fiscal 2006, which was primarily driven by strong growth in the segment’s Canadian and European business. First Aid revenues increased by 5.0% in fiscal 2007 compared to the prior fiscal year.

Operating costs

Operating costs increased to $572.2 million, or 63.4% of revenues, for 2007 as compared to $524.7 million, or 63.9% of revenues, for 2006. The decrease in costs as a percent of revenue was primarily attributable to lower energy costs associated with the operation of our industrial laundries and our fleet of delivery vehicles. In addition, our core laundry operations saw modest reductions in its production payroll costs as a percentage of revenues. Overall operating costs from Specialty Garments also decreased as a percent of segment revenues due to its increase in revenues as well as an incremental $0.8 million in expense incurred in fiscal 2006 related to the decommissioning of two of its facilities. During fiscal 2007, First Aid operating costs increased as a percent of segment revenues due to transition costs it experienced while consolidating its distribution facilities.

Selling and administrative expense

Selling and administrative expenses increased to $197.1 million, or 21.9% of revenues, for 2007 from $177.2 million, or 21.6% of revenues, for 2006. The increase in selling and administrative expenses as a percent of revenues was primarily due to adjustments made in fiscal 2007 to our environmental reserves as well as severance expense related to the departure of one of our senior executives, both affecting the core laundry operations. In addition, we recorded a $0.6 million gain from the sale of one of our industrial laundry facilities in fiscal 2006. Overall selling and administrative costs associated with our Specialty Garments segment decreased as a percentage of segment revenues due to the increase in revenues discussed above.

Depreciation and amortization

Depreciation and amortization expense increased $3.2 million, from $45.3 million in fiscal 2006 to $48.5 million in fiscal 2007, but decreased as a percent of revenues from 5.5% to 5.4%. The increase in depreciation and amortization expense was due to capital expenditure and acquisition activity.

Income from operations

For the year ended August 25, 2007, the revenue growth in our core laundry operations, Specialty Garments and First Aid segments, as well as the change in our costs, discussed above, resulted in the following changes in our income from operations:

	August 25,	August 26,	Dollar	Percent
	2007	2006	Change	Change
	(In millions, except percentages)

Core Laundry Operations	$78.0	$71.0	$7.0	9.7%
Specialty Garments	4.8	0.4	4.4	1,207.3
First Aid	1.4	2.4	(1.0)	(39.6)
Total consolidated income from operations	$84.2	$73.8	$10.4	14.1%
Percentage of total revenues	9.3%	9.0%	1.2%

Other expense (income)

Other expense, which includes interest expense and interest income, increased by $1.2 million to $10.8 million in 2007, compared to $9.5 million in 2006. Net interest expense increased due to an increase in our average debt outstanding, which increased from $193.6 million during fiscal 2006 to $208.3 million during 2007, as well as higher interest rates affecting our variable interest borrowings under our Floating Rate Notes.

Provision for income taxes

Our effective income tax rate was 38.5% for 2007 and 39.0% for 2006. The decrease in our effective income tax rate in fiscal 2007 was primarily due to lower state income tax expense and other permanent items as a percentage of pretax income as compared to 2006.

Fiscal Year Ended August 26, 2006 Compared with Fiscal Year Ended August 27, 2005

Revenues

	August 26,	August 27,	Dollar	Percent
	2006	2005	Change	Change
	(In millions, except percentages)

Core Laundry Operations	$739.1	$674.3	$64.8	9.6%
Specialty Garments	51.6	61.7	(10.1)	(16.4)
First Aid	30.3	27.8	2.5	9.0
Total consolidated revenues	$821.0	$763.8	$57.2	7.5%

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

Income from operations

	August 26,	August 27,	Dollar	Percent
	2006	2005	Change	Change
	(In millions, except percentages)

Core Laundry Operations	$71.0	$68.1	$2.9	4.3%
Specialty Garments	0.4	6.9	(6.5)	(94.8)
First-Aid	2.4	0.9	1.4	154.5
Total consolidated income from operations	$73.8	$76.0	$(2.2)	(2.9)%
Percentage of total revenues	9.0%	10.0%

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

Liquidity and Capital Resources

General.  For the fiscal year ended August 25, 2007, we had a net increase in cash and cash equivalents of $4.4 million. As of August 25, 2007, we had cash and cash equivalents of $12.7 million and working capital of $118.1 million. We believe that current cash and cash equivalent balances, cash generated from operations and amounts available under our Amended Credit Agreement (defined below) will be sufficient to meet our currently anticipated working capital and capital expenditure requirements.

Sources and uses of cash. During the fiscal year ended August 25, 2007, we generated cash from operating activities of $85.5 million resulting primarily from net income of $45.2 million, amounts charged for depreciation and amortization of $48.5 million, increases in accounts payable and accruals of $6.1 million, and a decrease in rental merchandise in service of $1.5 million, offset primarily by an increase in accounts receivable of $4.9 million, an increase in inventories of $7.8 million and a decrease in accrued and deferred income taxes of $4.8 million. We used cash to, among other things, fund $54.7 million in capital expenditures and fund the acquisition of businesses of approximately $22.8 million. Our long-term debt decreased by approximately $4.5 million as a result of $111.8 million of borrowings offset by $116.2 million of payments during the year ended August 25, 2007.

Long-term debt and borrowing capacity. As of August 26, 2006, we had a $125.0 million unsecured revolving credit agreement (“Credit Agreement”), with a syndicate of banks, which would have matured on September 2, 2007. However, on September 13, 2006, we amended our Credit Agreement. This new agreement (“Amended Credit Agreement”) matures on September 13, 2011 and allows for maximum outstanding borrowings of $225.0 million. Under the Amended Credit Agreement, we can borrow funds at variable interest rates based on the Eurodollar rate or the bank’s prime rate, as selected by us. Availability of credit requires our compliance with certain amended financial and other covenants, including a maximum funded debt ratio and minimum interest coverage as defined in the Amended Credit Agreement. We generally test our compliance with these financial covenants on a fiscal quarterly basis. At August 25, 2007, the interest rates applicable to our borrowings under the Amended Credit Agreement were calculated as LIBOR plus 50 basis points at the time of the respective borrowing and ranged from 5.82% to 6.11%. As of August 25, 2007, we had outstanding borrowings of approximately $30.0 million and outstanding letters of credit of $33.1 million, which leaves $161.9 million available for borrowing.

On June 14, 2004, we issued $165.0 million of fixed and floating rate notes pursuant to a Note Purchase Agreement (“Note Agreement”). Under the Note Agreement, we issued $75.0 million of notes with a seven year term (June 2011) bearing interest at 5.27% (“Fixed Rate Notes”). We also issued $90.0 million of floating rate notes due in ten years (June 2014) (“Floating Rate Notes”). Of the Floating Rate Notes, $15.0 million bore interest at LIBOR plus 75 basis points and were repaid in September 2005. The remaining $75.0 million bore interest at LIBOR plus 70 basis points and were repaid at face value on September 14, 2006

On September 14, 2006, we issued $100.0 million of floating rates notes (“2006 Floating Rate Notes”) pursuant to a Note Purchase Agreement (“2006 Note Agreement”). The 2006 Floating Rate Notes mature on September 14, 2013, bear interest at LIBOR plus 50 basis points and may be repaid at face value two years from the date of issuance. The proceeds from the issuance of the 2006 Floating Rate Notes were used to first repay the $75.0 million of outstanding Floating Rate Notes and then to pay down outstanding amounts under the Amended Credit Agreement.

As of August 25, 2007, we were in compliance with all the covenants under the Amended Credit Agreement, the Note Agreement and the 2006 Note Agreement.

Environmental and Legal Contingencies

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

We have accrued certain costs related to the sites described above as it has been determined that the costs are probable and can be reasonably estimated. We continue to investigate environmental conditions at the Somerville, Massachusetts site. The full nature and extent of those conditions, and of the remedial solutions that may be employed to address them, have not yet been finally determined. In the interim, as the investigation proceeds, we are implementing measures to mitigate potential impacts in the vicinity of the site. We also have potential exposure related to an additional parcel of land (the ‘‘Central Area’’) related to the Woburn, Massachusetts site discussed above. Currently, the consent order for the Woburn, Massachusetts site discussed above does not define or require any remediation work in the Central Area. We have not accrued for this contingency as we believe, at this time, the liability is not probable and the amount of such contingent liability cannot be reasonably estimated.

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

For environmental liabilities that have been discounted, we include interest accretion, based on the effective interest method, in operating costs on the consolidated statements of income. The changes to our environmental liabilities for the years ended August 25, 2007 and August 26, 2006 are as follows (in thousands):

Year ended	August 25, 2007	August 26, 2006
Beginning balance	$10,858	$9,326
Costs incurred for which reserves have been provided	(2,500)	(1,031)
Insurance proceeds received	121	211
Interest accretion	577	466
Revision in estimates	6,626	1,886

Ending balance	$15,683	$10,858

In fiscal 2007 and 2006, we made adjustments to increase our environmental related accrual by $6.6 million and $1.9 million, respectively, primarily due to preliminary results of our ongoing site investigation at one of our environmental exposure sites.

Anticipated payments and insurance proceeds of currently identified environmental remediation liabilities as of August 25, 2007 for the next five years and thereafter as measured in current dollars are reflected below.

(In Thousands)	2008	2009	2010	2011	2012	Thereafter	Total
Estimated costs – current dollars	$6,666	$2,436	$1,456	$1,041	$996	$10,750	$23,345

Estimated insurance proceeds	(266)	(266)	(266)	(274)	(266)	(3,874)	(5,211)

Net anticipated costs	$6,400	$2,170	$1,190	$768	$730	$6,876	$18,134

Effect of Inflation							3,585
Effect of Discounting							(6,035)

Balance as of August 25, 2007							$15,683

Estimated insurance proceeds are primarily received from an annuity received as part of our legal settlement with an insurance company. Annual proceeds of approximately $0.3 million are deposited into an escrow account which funds remediation and monitoring costs for three sites related to our former operations in Williamstown, Vermont. Annual proceeds received but not expended in the current year accumulate in this account and may be used in future years for costs related to this site through the year 2027. As of August 25, 2007 the balance in this escrow account, which is held in a trust and is not recorded on our consolidated balance sheet, was approximately $2.2 million. Also included in estimated insurance proceeds are amounts we are entitled to receive pursuant to legal settlements as reimbursements from three insurance companies for estimated costs at the site in Uvalde, Texas.

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

Acquisitions

As part of our business, we regularly evaluate opportunities to acquire other garment service companies. In recent years, we have typically paid for acquisitions with cash and may continue to do so in the future. To pay for an acquisition, we may use cash on hand, cash generated from operations or borrowings under our Amended Credit Agreement, or we may pursue other forms of debt financing. Our ability to secure short-term and long-term debt financing in the future will depend on several factors, including our future profitability, our levels of debt and equity, and the overall credit and equity market environments.

Contractual Obligations and Other Commercial Commitments

The following information is presented as of August 25, 2007 (in thousands).

Payments Due by Fiscal Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Private placement	$175,000	$—	$—	$75,000	$100,000
Revolving credit agreement	30,000	—	—	30,000	—
Other debt	1,049	539	299	50	161

Total debt	206,049	539	299	105,050	100,161
Operating leases	13,289	4,641	5,396	2,500	752

Total Contractual Cash Obligations	$219,338	$5,180	$5,695	$107,550	$100,913

As discussed above under “Long-Term Debt and Borrowing Capacity”, as of August 25, 2007, we had borrowing capacity of $225.0 million under our Amended Credit Agreement, of which approximately $161.9 million was available for borrowing. Also, as of such date, we had outstanding borrowings of $30.0 million included in bank debt in the above schedule and letters of credit of $33.1 million. All letters of credit expire in less than one year.

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

Recent Accounting Pronouncements

On July 13, 2006, the Financial Accounting Standards Board issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109, which fundamentally changes the way that we will be required to treat our uncertain tax positions for financial accounting purposes. FIN No. 48 prescribes rules regarding how we should recognize, measure and disclose in our financial statements tax positions that were taken or will be taken on our tax return that are reflected in measuring current or deferred income tax assets and liabilities for interim or annual periods. Differences between tax positions taken in a tax return and amounts recognized in the financial statements will generally result in an increase in a liability for income taxes payable, or a reduction in a deferred tax asset or an increase in a deferred tax liability. This interpretation is effective for fiscal years beginning after December 15, 2006. We will adopt FIN No. 48 on August 26, 2007 and are currently in the process of evaluating the impact on our consolidated financial statements. Any transition adjustments will not affect net income in the period of adoption and will be reported as a change in accounting principle in our consolidated financial statements. We do not believe that the adoption of FIN No. 48 will have a material impact on our consolidated financial statements.

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

On September 29, 2006, the Financial Accounting Standards Board issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of SFAS No. 87, 88, 106 and 132(r), which requires a company to: (1) recognize in its statement of financial position the over-funded or under-funded status of its defined benefit postretirement plan measured as the difference between the fair value of plan assets and the benefit obligation, (2) recognize as a component of other comprehensive income, net of tax, the actuarial gains and losses and the prior service costs and credits that arise during the period but pursuant to FAS 87 and 106 are not recognized as components of net periodic benefit cost, (3) measure defined benefit plan assets and defined benefit plan obligations as of the date of its statement of financial position, (4) disclose additional information in the notes to financial statements about certain effects on net periodic benefit cost in the upcoming fiscal year that arise from delayed recognition of the actuarial gains and losses and the prior service costs and credits, and (5) recognize as an adjustment to the opening balance of retained earnings, net of tax, any transition asset or transition obligation remaining from the initial application of FAS 87 or 106. We adopted SFAS No. 158 on August 25, 2007 and the adoption did not have a material impact on our financial statements. Refer to Note 6, Employee Benefit Plans, of the consolidated financial statements for further discussion regarding our adoption of SFAS No. 158.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

We have determined that all of our foreign subsidiaries operate primarily in local currencies that represent the functional currencies of such subsidiaries. All assets and liabilities of our foreign subsidiaries are translated into U.S. dollars using the exchange rate prevailing at the balance sheet date. The effect of exchange rate fluctuations on translation of assets and liabilities are recorded as a component of stockholders’ equity. Income and expense accounts are translated at average exchange rates during the year. As such, our financial condition and operating results are affected by fluctuations in the value of the U.S. dollar as compared to currencies in foreign countries. Revenue denominated in currencies other than the U.S. dollar represented approximately 9%, 8% and 7% of our total consolidated revenues for the fiscal years ended August 25, 2007, August 26, 2006 and August 27, 2005, respectively. Total assets denominated in currencies other than the U.S. dollar represented approximately 9%, 7%, 7% of our total consolidated assets for the fiscal years ended August 25, 2007, August 26, 2006 and August 27, 2005, respectively. If exchange rates had increased or decreased by 10% from the actual rates in effect during the year ended August 25, 2007, our revenues and assets for the year ended and as of August 25, 2007 would have increased or decreased by approximately $8.1 million and $7.6 million, respectively.

We do not operate a hedging program to mitigate the effect of a significant change in the value of our foreign subsidiaries functional currencies, which include the Canadian Dollar, Euro, British Pound, and Mexican Peso, as compared to the U.S. dollar. Any gains or losses resulting from foreign currency transactions, including exchange rate fluctuations on intercompany accounts are reported as transaction gains (losses) in our selling and administrative expenses. The intercompany payables and receivables are denominated in Canadian Dollars, Euros, British Pounds and Mexican Pesos. During the year ended August 25, 2007 transaction gains (losses) included in selling and administrative expenses were $0.1 million. If the exchange rates had increased or decreased by 10% during the year ended August 25, 2007, we would have recognized an exchange gain or loss, as applicable, of approximately $0.1 million.

Interest Rate Sensitivity

We are exposed to market risk from changes in interest rates which may adversely affect our financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, we manage these exposures through our regular operating and financing activities. We are exposed to interest rate risk primarily through our borrowings under our $225.0 million Amended Credit Agreement with a syndicate of banks and our 2006 Floating Rate Notes which were purchased by a group of insurance companies pursuant to the 2006 Note Agreement. Under both agreements, we borrow funds at variable interest rates based on the Eurodollar rate or LIBOR rates. If the LIBOR and Eurodollar rates fluctuated by 10% from the actual rates in effect during the year ended August 25, 2007, our interest expense would have fluctuated by approximately $0.8 million from the interest expense recognized for the year ended August 25, 2007.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Statements of Income

UniFirst Corporation and Subsidiaries

Year ended (In thousands, except per share data)	August 25, 2007	August 26, 2006	August 27, 2005
Revenues	$902,102	$820,972	$763,842

Cost and expenses:
Operating costs (1)	572,221	524,694	480,714
Selling and administrative expenses (1)	197,148	177,167	163,189
Depreciation and amortization	48,512	45,310	43,927
	817,881	747,171	687,830

Income from operations	84,221	73,801	76,012

Other expense (income):
Interest expense	12,675	11,119	8,748
Interest income	(1,916)	(1,575)	(1,684)
Interest rate swap income	—	—	(223)
	10,759	9,544	6,841

Income before income taxes	73,462	64,257	69,171
Provision for income taxes	28,267	25,049	25,823

Net income	$45,195	$39,208	$43,348

Income per share – Basic:
Common Stock	$2.47	$2.25	$2.51
Class B Common Stock	$1.98	$1.80	$2.01

Income per share – Diluted:
Common Stock	$2.34	$2.03	$2.24

Weighted average number of shares outstanding – Basic:
Common Stock	14,325	10,146	9,428
Class B Common Stock	4,939	9,096	9,791
	19,264	19,242	19,219

Weighted average number of shares outstanding – Diluted:
Common Stock	19,342	19,313	19,311

Dividends per share:
Common Stock	$0.15	$0.15	$0.15
Class B Common Stock	$0.12	$0.12	$0.12

(1) Exclusive of depreciation on the Company’s fixed assets and amortization of its intangible assets.

The accompanying notes are an integral part of these

consolidated financial statements.

Consolidated Balance Sheets

UniFirst Corporation and Subsidiaries

(In thousands, except share data)	August 25, 2007	August 26, 2006
Assets
Cash and cash equivalents	$12,698	$8,302
Receivables, less reserves of $4,144 and $3,653, respectively	91,906	86,549
Inventories	44,282	36,469
Rental merchandise in service	86,129	85,875
Prepaid and deferred income taxes	13,399	10,046
Prepaid expenses	1,807	1,672

Total current assets	250,221	228,913

Property and equipment:
Land, buildings and leasehold improvements	286,255	269,696
Machinery and equipment	299,831	284,619
Motor vehicles	95,214	84,138

	681,300	638,453
Less -- accumulated depreciation	347,233	319,550

	334,067	318,903

Goodwill	224,366	211,489
Customer contracts, net	56,558	57,326
Other intangible assets, net	5,506	6,696
Other assets	3,746	6,375
	$874,464	$829,702

Liabilities and shareholders' equity
Current liabilities:
Current maturities of long-term obligations	$539	$613
Accounts payable	45,297	43,003
Accrued liabilities	86,283	80,580
Accrued income taxes	—	3,041

Total current liabilities	132,119	127,237

Long-term obligations, net of current maturities	205,510	209,922
Deferred income taxes	39,508	39,998

Commitments and Contingencies (Note 10)
Shareholders' equity:
Preferred stock, $1.00 par value; 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.10 par value; 30,000,000 shares authorized; 14,351,849 and 14,306,799 issued and outstanding in 2007 and 2006, respectively	1,435	1,431
Class B Common Stock, $0.10 par value; 20,000,000 shares authorized; 4,937,449 and 4,940,849 issued and outstanding in 2007 and 2006, respectively	494	494
Capital surplus	16,332	14,497
Retained earnings	473,934	431,481
Accumulated other comprehensive income	5,132	4,642

Total shareholders' equity	497,327	452,545

	$874,464	$829,702

The accompanying notes are an integral part of these

consolidated financial statements.

Consolidated Statements of Shareholders’ Equity

UniFirst Corporation and Subsidiaries

(In thousands)	Common Shares	Class B Common Shares	Common Stock	Class B Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
Balance, August 28, 2004	9,276	9,929	$928	$993	$13,138	$354,154	$(506)	$368,707
Net income	—	—	—	—	—	43,348	—	43,348
Minimum pension liability, net (1)	—	—	—	—	—	—	(363)	(363)
Foreign currency translation	—	—	—	—	—	—	2,915	2,915
Comprehensive income								45,900
Cash dividends	—	—	—	—	—	(2,592)	—	(2,592)
Shares converted	292	(292)	29	(29)	—	—	—	—
Stock options exercised, net (1)	32	—	3	—	324	—	—	327

Balance, August 27, 2005	9,600	9,637	$960	$964	$13,462	$394,910	$2,046	$412,342
Net income	—	—	—	—	—	39,208	—	39,208
Minimum pension liability, net (1)	—	—	—	—	—	—	(94)	(94)
Foreign currency translation	—	—	—	—	—	—	2,690	2,690
Comprehensive income								41,804
Cash dividends	—	—	—	—	—	(2,637)	—	(2,637)
Shares converted	4,696	(4,696)	470	(470)	—	—	—	—
Stock-based compensation	—	—	—	—	602	—	—	602
Stock options exercised, net (1)	11	—	1	—	433	—	—	433

Balance, August 26, 2006	14,307	4,941	$1,431	$494	$14,497	$431,481	$4,642	$452,545
Net income	—	—	—	—	—	45,195	—	45,195
Minimum pension liability, net (1)	—	—	—	—	—		187	187
Foreign currency translation	—	—	—	—	—	—	2,964	2,964
Comprehensive income								48,346
Cash dividends	—	—	—	—	—	(2,742)	—	(2,742)
Shares converted	3	(3)	—	—	—	—	—	—
FAS No. 158 adoption (1)	—	—	—	—	—	—	(2,661)	(2,661)
Stock-based compensation	—	—	—	—	783	—	—	783
Stock options exercised, net (1)	42	—	4	—	1,052	—	—	1,056

Balance, August 25, 2007	14,352	4,938	$1,435	$494	$16,332	$473,934	$5,132	$497,327

(1) These amounts are shown net of the recorded income tax benefit.

The accompanying notes are an integral part of these

consolidated financial statements.

Consolidated Statements of Cash Flows

UniFirst Corporation and Subsidiaries

Year ended (In thousands)	August 25, 2007	August 26, 2006	August 27, 2005
Cash flows from operating activities:
Net income	$45,195	$39,208	$43,348
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	41,405	39,021	37,858
Amortization of intangible assets	7,107	6,289	6,069
Amortization of deferred financing costs	1,162	694	695
Stock-based compensation	783	602	—
Accretion on asset retirement obligations	439	403	511
Interest rate swap income	—	—	(223)
Changes in assets and liabilities, net of acquisitions:
Receivables	(4,909)	(6,977)	(8,425)
Inventories	(7,813)	(5,448)	1,583
Rental merchandise in service	1,503	(13,466)	(8,089)
Prepaid expenses	(622)	(180)	365
Accounts payable	2,294	5,913	2,966
Accrued liabilities	3,776	1,348	2,607
Accrued and deferred income taxes	(4,821)	(4,175)	(7,149)
Net cash provided by operating activities	85,499	63,232	72,116

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(22,757)	(41,807)	(16,380)
Capital expenditures	(54,661)	(52,104)	(53,255)
Other	1,050	206	(803)
Net cash used in investing activities	(76,368)	(93,705)	(70,438)

Cash flows from financing activities:
Proceeds from long-term obligations	111,759	50,063	9,179
Payments on long-term obligations	(116,245)	(16,199)	(11,349)
Payment of deferred financing costs	(1,179)	—	—
Proceeds from exercise of Common Stock options	708	154	437
Payment of cash dividends	(2,742)	(2,637)	(2,592)
Net cash provided by (used in) financing activities	(7,699)	31,381	(4,325)

Effect of exchange rate changes	2,964	2,690	2,915

Net increase in cash and cash equivalents	4,396	3,598	268
Cash and cash equivalents at beginning of period	8,302	4,704	4,436

Cash and cash equivalents at end of period	$12,698	$8,302	$4,704

Supplemental disclosure of cash flow information:
Interest paid	$11,387	$10,146	$7,997
Income taxes paid, net of refunds received	$33,027	$30,415	$32,711

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

Fiscal Year

The Company’s fiscal year ends on the last Saturday in August. For financial reporting purposes, fiscal 2007 had 52 weeks, as did fiscal 2006 and fiscal 2005.

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

In accordance with Statements of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets, including property and equipment, are evaluated for impairment whenever events or circumstances indicate an asset may be impaired. There have been no material impairments of property and equipment fiscal 2007, 2006 or 2005.

Goodwill and Other Intangible Assets

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized. SFAS No. 142 requires that companies test goodwill for impairment on an annual basis. Management completes its annual impairment test in the fourth quarter of each fiscal year. In addition, SFAS No. 142 also requires that companies test goodwill if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit to which goodwill is assigned below its carrying amount. The Company’s evaluation considers changes in the operating environment, competitive information, market trends, operating performance and cash flow modeling. There have been no impairments of goodwill in fiscal 2007, 2006 or 2005. Future events could cause management to conclude that impairment indicators exist and that goodwill or other intangibles associated with previously acquired businesses are impaired. Any resulting impairment loss could have a material impact on the Company’s financial condition and results of operations.

Definite-lived intangible assets are amortized over their useful lives, which are based on our estimates of the period that the assets will generate revenue. Definite lived intangible assets are evaluated for impairment in accordance with SFAS No. 144. There were no material impairments of definite-lived intangible assets in fiscal 2007, 2006, or 2005.

All definite-lived intangible assets have a weighted average useful life of approximately 14.1 years. Customer contracts are amortized over their estimated useful lives, and have a weighted average useful life of approximately 14.7 years. Other intangible assets, net, primarily include restrictive covenants, deferred financing costs and trademarks, and have weighted average useful lives of approximately 7.0 years.

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

The Company has recognized as a liability the present value of the estimated future costs to decommission its nuclear laundry facilities in accordance with the provisions of SFAS No. 143. The Company depreciates, on a straight-line basis, the amount added to property and equipment and recognizes accretion expense in connection with the discounted liability over the various remaining lives which range from approximately one to twenty-four years.

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

Supplemental Executive Retirement Plan and other Pension Plans

The Company accounts for its Supplemental Executive Retirement Plan and other pension plans in accordance with SFAS No. 87, Employer’s Accounting for Pension, as amended by SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. Under SFAS No. 87, pension expense is recognized on an accrual basis over employees’ estimated service periods. Pension expense calculated under SFAS No. 87 is generally independent of funding decisions or requirements.

The Company adopted SFAS No. 158 on August 25, 2007, which required the Company to (1) recognize in its statement of financial position the over-funded or under-funded status of its defined benefit postretirement plan measured as the difference between the fair value of plan assets and the benefit obligation, (2) recognize as a component of other comprehensive income, net of tax, the actuarial gains and losses and the prior service costs and credits that arise during the period but pursuant to FAS 87 and 106 are not recognized as components of net periodic benefit cost, (3) measure defined benefit plan assets and defined benefit plan obligations as of the date of its statement of financial position, (4) disclose additional information in the notes to financial statements about certain effects on net periodic benefit cost in the upcoming fiscal year that arise from delayed recognition of the actuarial gains and losses and the prior service costs and credits, and (5) recognize as an adjustment to the opening balance of retained earnings, net of tax, any transition asset or transition obligation remaining from the initial application of FAS 87 or 106. Refer to Note 6, “Employee Benefit Plans”, of these consolidated financial statements for further discussion regarding the Company’s adoption of SFAS No. 158.

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

On July 13, 2006, the Financial Accounting Standards Board issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109, which fundamentally changes the way that the Company will be required to treat its uncertain tax positions for financial accounting purposes. The Company will adopt FIN No. 48 on August 26, 2007 and is currently in the process of evaluating the impact on its consolidated financial statements. Refer to “Recent Accounting Pronouncements”, in this Note 1, for further discussion regarding the FIN No. 48 and the Company’s future adoption.

Advertising Costs

Advertising costs are expensed as incurred and are classified as selling and administrative expenses. The Company incurred advertising costs of $1.9 million, $1.9 million and $1.7 million for the fiscal years ended August 25, 2007, August 26, 2006 and August 27, 2005 respectively.

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

The following table shows how net income is allocated using this method (in thousands):

Year ended	August 25, 2007	August 26, 2006	August 27, 2005
Net income available to shareholders	$45,195	$39,208	$43,348

Allocation of net income for Basic:
Common Stock	$35,425	$22,832	$23,677
Class B Common Stock	9,770	16,376	19,671
	$45,195	$39,208	$43,348

The diluted earnings per share calculation assumes the conversion of all the Company’s Class B Common Stock into Common Stock, so no allocation of earnings to Class B Common Stock is required.

The following table illustrates the weighted average number of Common and Class B Common shares outstanding during the year and is utilized in the calculation of earnings per share (in thousands):

Year ended	August 25, 2007	August 26, 2006	August 27, 2005
Weighted average number of Common shares -- basic	14,325	10,146	9,428
Add: effect of dilutive potential common shares -- employee Common Stock options	78	71	92
Add: assumed conversion of Class B Common shares into Common Stock	4,939	9,096	9,791

Weighted average number of Common shares -- diluted	19,342	19,313	19,311

Weighted average number of Class B Common shares -- basic	4,939	9,096	9,791

Stock options to purchase 69,400 shares of Common Stock were not included in the calculation of diluted earnings per share for the year ended August 26, 2006 because they were anti-dilutive. However, for the years ended August 25, 2007 and August 27, 2005, there were no shares of Common Stock excluded in the calculation of diluted earnings per share as they were not anti-dilutive.

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

Effective August 28, 2005, the Company adopted SFAS No. 123(r), Share-Based Payment, under the modified prospective method as described in SFAS No. 123(r). Under this transition method, compensation expense recognized in the year ended August 25, 2007 includes compensation expense for all stock-based payments granted subsequent to the Company’s adoption of SFAS 123(r) and for all stock-based payments granted prior to August 28, 2005, but which were not yet fully vested as of that date, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123. The total amount of compensation expense recognized in the years ended August 25, 2007 and August 26, 2006 was $0.8 million and $0.6 million, respectively, which was recorded in the consolidated statement of operations in operating costs and selling and administrative expenses. The adoption of SFAS No. 123(r) had no effect on the Company’s cash flows for the year ended August 25, 2007.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair-value recognition provisions required by SFAS No. 123(r) for the year August 27, 2005 (in thousands, except per share data).

Year ended	August 27, 2005
Net income (as reported)	$43,348
Less: pro forma compensation expense, net of tax	(308)
Pro forma net income	$43,040

Income per share per weighted average (as reported):
Common Stock – Basic	$2.51
Class B Common Stock – Basic	$2.01
Common Stock – Diluted	$2.24

Income per share per weighted average (pro-forma):
Common Stock – Basic	$2.49
Class B Common Stock – Basic	$1.99
Common Stock - Diluted	$2.23

As prescribed by SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used:

	2007	2006	2005
Risk-free interest rate	4.59%	4.47%	4.13%
Expected dividend yield	0.77%	0.77%	0.76%
Expected life in years	7.5	7.5	7.5
Expected volatility	37.9%	38.5%	38.0%

The weighted average fair values of options granted during fiscal years 2007, 2006 and 2005 were $16.66, $15.81and $12.47 respectively.

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

The Company reported in selling and administrative expenses, net, foreign currency transaction gains (losses) totaling $0.1 million, $0.4 million, and $(0.2) million, for the fiscal years ended August 25, 2007, August 26, 2006 and August 27, 2005 respectively.

Recent Accounting Pronouncements

On July 13, 2006, the Financial Accounting Standards Board issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109, which fundamentally changes the way that the Company will be required to treat its uncertain tax positions for financial accounting purposes. FIN No. 48 prescribes rules regarding how the Company should recognize, measure and disclose in its financial statements tax positions that were taken or will be taken on its tax return that are reflected in measuring current or deferred income tax assets and liabilities for interim or annual periods. Differences between tax positions taken in a tax return and amounts recognized in the financial statements will generally result in an increase in a liability for income taxes payable, or a reduction in a deferred tax asset or an increase in a deferred tax liability. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN No. 48 on August 26, 2007 and is currently in the process of evaluating the impact on its consolidated financial statements. Any transition adjustments will not affect net income in the period of adoption and will be reported as a change in accounting principle in the consolidated financial statements. The Company does not believe that the adoption of FIN No. 48 will have a material impact on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. This statement is effective for fiscal years beginning after November 15, 2007, and all interim periods within those fiscal years and must be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The Company is currently evaluating the impact SFAS No 157 will have on its consolidated financial statements.

In February 2007, the Financial Accounting Standards Board issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits an entity to measure certain financial assets and financial liabilities at fair value. Under SFAS No. 159, entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with a few exceptions, as long as it is applied to the instrument in its entirety. The fair value option election is irrevocable, unless a new election date occurs. SFAS No. 159 also establishes presentation and disclosure requirements to help financial statement users understand the effect of the entity's election on its earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, and the Company is currently evaluating the impact it will have on our consolidated financial statements.

On September 29, 2006, the Financial Accounting Standards Board issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of SFAS No. 87, 88, 106 and 132(r), which requires a company to: (1) recognize in its statement of financial position the over-funded or under-funded status of its defined benefit postretirement plan measured as the difference between the fair value of plan assets and the benefit obligation, (2) recognize as a component of other comprehensive income, net of tax, the actuarial gains and losses and the prior service costs and credits that arise during the period but pursuant to FAS 87 and 106 are not recognized as components of net periodic benefit cost, (3) measure defined benefit plan assets and defined benefit plan obligations as of the date of its statement of financial position, (4) disclose additional information in the notes to financial statements about certain effects on net periodic benefit cost in the upcoming fiscal year that arise from delayed recognition of the actuarial gains and losses and the prior service costs and credits, and (5) recognize as an adjustment to the opening balance of retained earnings, net of tax, any transition asset or transition obligation remaining from the initial application of FAS 87 or 106. The Company adopted SFAS No. 158 on August 25, 2007 and the adoption did not have a material impact on its financial statements. Refer to Note 6, “Employee Benefit Plans”, of these consolidated financial statements for further discussion regarding the adoption of SFAS No. 158.

On October 13, 2004, the FASB issued SFAS No. 123(r), Share Based Payments, which requires companies to measure compensation cost for all share-based payments, including employee stock options. SFAS No. 123(r) was effective as of the first fiscal period beginning after June 15, 2005. In March 2005, the SEC issued SAB No. 107 regarding the SEC’s interpretation of SFAS No. 123(r) and the valuation of share-based payments for public companies. The Company adopted SFAS No. 123(r) on August 28, 2005, and the adoption did not have a material impact on its financial statements. Refer to Note 1, Stock Based Compensation, of these consolidated financial statements for further discussion regarding stock based compensation.

2. Acquisitions

During the fiscal year ended August 25, 2007, the Company completed 17 acquisitions with an aggregate purchase price of approximately $20.0 million. The Company also made approximately $2.8 million in additional payments associated with prior year acquisitions. The results of operations of these acquisitions have been included in the Company’s consolidated financial results since their respective acquisition dates. None of these acquisitions was significant, individually or in the aggregate, in relation to the Company’s consolidated financial results and, therefore, pro forma financial information has not been presented.

Aggregate information relating to the acquisition of businesses which were accounted for as purchases is as follows (in thousands):

Year ended	August 25, 2007	August 26, 2006	August 27, 2005
Number of businesses acquired	17	19	17
Tangible assets acquired	$4,378	$4,607	$2,690
Intangible assets and goodwill acquired	18,445	37,570	14,112
Liabilities assumed	(66)	(370)	(422)

Acquisition of businesses, net of cash acquired	$22,757	$41,807	$16,380

Tangible assets acquired primarily relate to cash, accounts receivable, inventory and property and equipment. Liabilities assumed primarily relate to accounts payable and accrued liabilities.

The following details the changes in intangible assets and goodwill, which includes changes related to additional payments associated with prior year acquisitions as well as changes to purchase allocations that had not been finalized as of the end of the prior fiscal year, for the years ended August 25, 2007 and August 26, 2006 as well as the respective periods over which the assets will be amortized on a straight-line basis (in thousands):

Year ended	August 25, 2007	August 26, 2006	Life in Years
Goodwill	$13,162	$23,076	N/A
Customer contracts	5,394	11,902	10-15
Other intangible assets	(111)	2,592	3-8

Total intangible assets and goodwill acquired	$18,445	$37,570

The amount assigned to intangible assets acquired was based on their respective fair values determined as of the acquisition date. The excess of the purchase price over the tangible and intangible assets was recorded as goodwill, of which 100% was allocated to the US and Canadian Rental and Cleaning segment in 2007. For 2006, 99% was allocated to the US and Canadian Rental and Cleaning segment and 1% was allocated to the Specialty Garments segment. In accordance with SFAS No. 142, the goodwill is not being amortized and is tested for impairment as required, at least annually.

3. Income Taxes

The provision for income taxes consists of the following (in thousands):

Year ended	August 25, 2007	August 26, 2006	August 27, 2005
Current:
Federal	$23,380	$22,268	$23,121
Foreign	4,002	3,304	2,314
State	2,700	2,761	2,906
	$30,082	$28,333	$28,341

Deferred:
Federal	$(1,411)	$(2,585)	$(2,012)
Foreign	(198)	(242)	(178)
State	(206)	(457)	(328)
	$(1,815)	$(3,284)	$(2,518)

	$28,267	$25,049	$25,823

The following table reconciles the provision for income taxes using the statutory federal income tax rate to the actual provision for income taxes (in thousands):

	August 25, 2007	August 26, 2006	August 27, 2005
Income taxes at the statutory federal income tax rate	$25,711	$22,490	$24,210
State income taxes	1,621	1,497	1,679
Adjustments to tax reserves	604	600	(500)
Permanent and other	331	462	434
	$28,267	$25,049	$25,823

The tax effect of items giving rise to the Company’s deferred tax (assets) liabilities is as follows (in thousands):

Year ended	August 25, 2007	August 26, 2006	August 27, 2005
Rental merchandise in service	$13,080	$14,770	$12,765
Tax in excess of book depreciation	26,010	27,231	30,206
Purchased intangible assets	16,416	15,217	14,694
Accruals and other	(28,539)	(27,266)	(24,209)
Net deferred tax liabilities	$29,967	$29,952	$33,456

The Company has evaluated its deferred tax assets and believes that they will be fully recovered. As a result, the Company has not established a valuation allowance.

4. Long-Term Obligations

Long-term obligations outstanding on the accompanying consolidated balance sheets are as follows (in thousands):

	August 25, 2007	August 26, 2006
Series A, fixed rate notes due June 2011 bearing interest at 5.27%	$75,000	$75,000
Series B, floating rate notes due June 2014 bearing interest at LIBOR plus 70 basis points (6.02%)	—	75,000
Series D, floating rate notes due September 2013 bearing interest at LIBOR plus 50 basis points (5.86%)	100,000	—
Unsecured revolving credit agreement with a syndicate of banks, weighted-average interest rates of 5.96% and 6.46% at August 25, 2007 and August 26, 2006, respectively	30,000	59,000
Other	1,049	1,535

	206,049	210,535
Less-- current maturities	539	613

	$205,510	$209,922

Aggregate current maturities of long-term obligations for the five fiscal years subsequent to August 25, 2007 and thereafter are as follows (in thousands):

2008	$539
2009	190
2010	109
2011	75,028
2012	30,022
Thereafter	100,161
Total	$206,049

On June 14, 2004, the Company issued $165.0 million of fixed and floating rate notes pursuant to a Note Purchase Agreement (“Note Agreement”). Under the Note Agreement, the Company issued $75.0 million of notes with a seven year term (June 2011) bearing interest at 5.27% (“Fixed Rate Notes”). The Company also issued $90.0 million of floating rate notes due in ten years (June 2014) (“Floating Rate Notes”). Of the Floating Rate Notes, $15.0 million bore interest at LIBOR plus 75 basis points and were repaid in September 2005. The remaining $75.0 million bore interest at LIBOR plus 70 basis points and were repaid at face value on September 14, 2006.

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

As of August 26, 2006, the Company had a $125.0 million unsecured revolving credit agreement (“Credit Agreement”), with a syndicate of banks, which matured on September 2, 2007. However, on September 13, 2006, the Company amended its Credit Agreement. This new agreement (“Amended Credit Agreement”) matures on September 13, 2011 and allows for maximum outstanding borrowings of $225.0 million. Under the Amended Credit Agreement, the Company is able to borrow funds at variable interest rates based on the Eurodollar rate or the bank’s prime rate, as selected by the Company. Availability of credit requires compliance with certain amended financial and other covenants, including a maximum funded debt ratio and minimum interest coverage as defined in the Amended Credit Agreement. The Company generally tests its compliance with these financial covenants on a fiscal quarterly basis. At August 25, 2007, the interest rates applicable to the Company’s borrowings under the Amended Credit Agreement were calculated as LIBOR plus 50 basis points at the time of the respective borrowing and ranged from 5.82% to 6.11%. As of August 25, 2007, the Company had outstanding borrowings of approximately $30.0 million, letters of credit of $33.1 million, and $161.9 million available for borrowing.

As of August 25, 2007, the Company was in compliance with all covenants under the Amended Credit Agreement, the Note Agreement and the 2006 Note Agreement.

5. Derivative Instruments and Hedging Activities

The Company accounts for its derivative instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. In October 1999, the Company entered into an interest rate swap agreement to manage its exposure to movements in interest rates on its variable rate debt. This instrument did not meet the criteria to qualify as a cash flow hedge under SFAS No. 133. Accordingly, the Company reflected all changes in the fair value of the swap agreement in earnings in the period of change. The swap agreement, with a notional amount of $40.0 million, matured October 13, 2004. The Company paid a fixed rate of 6.38% and received a variable rate tied to the three month LIBOR rate. The Company recorded, in the interest rate swap income line item of its consolidated statements of income, income of $0.2 million for the fiscal year ended August 27, 2005, for the changes in the fair value of this interest rate swap.

6. Employee Benefit Plans

Defined Contribution Retirement Savings Plan

The Company has a defined contribution retirement savings plan with a 401(k) feature for all eligible employees not under collective bargaining agreements. The Company matches a portion of the employee’s contribution and can make an additional contribution at its discretion. Contributions charged to expense under the plan for the year ended August 25, 2007, August 26, 2006 and August 27, 2005 were $9.5 million, $8.6 million and $7.9 million, respectively.

Pension Plans and Supplemental Executive Retirement Plans

The Company accounts for its pension plans and Supplemental Executive Retirement Plan in accordance with SFAS No. 87, Employer’s Accounting for Pension, as amended by SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. Under SFAS No. 87, pension expense is recognized on an accrual basis over employees’ estimated service periods. Pension expense calculated under SFAS No. 87 is generally independent of funding decisions or requirements.

The Company adopted SFAS No. 158 on August 25, 2007, which required the Company to (1) recognize in its statement of financial position the over-funded or under-funded status of its defined benefit postretirement plan measured as the difference between the fair value of plan assets and the benefit obligation, (2) recognize as a component of other comprehensive income, net of tax, the actuarial gains and losses and the prior service costs and credits that arise during the period but pursuant to FAS 87 and 106 are not recognized as components of net periodic benefit cost, (3) measure defined benefit plan assets and defined benefit plan obligations as of the date of its statement of financial position, (4) disclose additional information in the notes to financial statements about certain effects on net periodic benefit cost in the upcoming fiscal year that arise from delayed recognition of the actuarial gains and losses and the prior service costs and credits, and (5) recognize as an adjustment to the opening balance of retained earnings, net of tax, any transition asset or transition obligation remaining from the initial application of FAS 87 or 106.

The Company maintains an unfunded Supplemental Executive Retirement Plan (“SERP”) for certain eligible employees of the Company. The benefits are based on the employee’s compensation upon retirement. The amount charged to expense related to this plan amounted to approximately $1.2 million, $0.9 million and $0.5 million in the fiscal years ended 2007, 2006 and 2005, respectively.

The Company maintains a non-contributory defined pension plan (“UniFirst Plan”) covering union employees at one of its locations. The benefits are based on years of service and the employee’s compensation. The plan assets primarily consist of fixed income and equity securities. The amount charged to expense related to this plan amounted to approximately $0.2 million, $0.1 million, and $0.2 million for the fiscal year ended 2007, 2006 and 2005, respectively.

In connection with the acquisition of Textilease in fiscal 2004, the Company assumed liabilities related to a frozen pension plan covering many former Textilease employees (“Textilease Plan”). The pension benefits are based on years of service and the employee’s compensation. The plan assets primarily consist of fixed income and equity securities. The amounts charged to expense related to this plan amounted to approximately $0.1 million, $0.0 million and $0.1 million in 2007, 2006 and 2005, respectively.

The components of net periodic benefit cost for the year ended August 25, 2007 were as follows (in thousands):

	Textilease Plan	UniFirst Plan	SERP	Total
Service cost	$—	$117	$321	$438
Interest cost	139	163	516	818
Expected return on assets	(85)	(141)	—	(226)
Amortization of prior service cost	—	17	368	385
Amortization of unrecognized loss	1	10	38	49
Net periodic benefit cost	$55	$166	$1,243	$1,464

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

The Company’s obligations and funded status related to its pension and SERP retirement plans as of August 25, 2007 were as follows (in thousands):

	Textilease Plan	UniFirst Plan	SERP	Total
Change in benefit obligation:
Projected benefit obligation, beginning of year	$2,316	$2,879	$9,094	$14,289
Service cost	—	117	321	438
Interest cost	139	163	516	818
Actuarial (gain) loss	104	(122)	(474)	(492)
Benefits paid	(87)	(112)	(220)	(419)
Projected benefit obligation, end of year	$2,472	$2,925	$9,237	$14,634

Change in plan assets:
Fair value of plan assets, beginning of year	$1,603	$2,731	$—	$4,334
Actual return on plan assets	55	103	—	158
Employer contributions	270	285	—	555
Benefits paid	(87)	(112)	—	(199)
Fair value of plan assets, end of year	$1,841	$3,007	$—	$4,848

Funded status (net amount recognized) *:	$(631)	$82	$(9,237)	$(9,786)

* Subsequent to the adoption of FAS 158, the net amount recognized equals the funded status.

As of August 25, 2007, the accumulated benefit obligation for the Textilease Plan, UniFirst Plan and SERP was $2.5 million, $2.9 million and $7.1 million, respectively

The amounts recorded on the consolidated balance sheet as of August 25, 2007 are as follows (in thousands):

	Textilease Plan	UniFirst Plan	SERP	Total
Deferred tax assets	$102	$191	$1,647	$1,940
Prepaid expenses	$—	$82	$—	$82
Accrued liabilities	$631	$—	$9,237	$9,868
Accumulated other comprehensive income	$(157)	$(296)	$(2,556)	$(3,009)

As of August 25, 2007, the amounts recognized in accumulated other comprehensive income for the Textilease Plan, UniFirst Plan and SERP consist of (in thousands):

	Textilease Plan	UniFirst Plan	SERP	Total
Net actuarial gain or (loss)	$(157)	$(191)	$—	$(348)
Unrecognized prior service cost	—	(105)	(2,046)	(2,151)
Unrecognized actuarial gain or (loss)	—	—	(510)	(510)
	$(157)	$(296)	$(2,556)	$(3,009)

The assumptions used in calculating the Company’s projected benefit obligation and net periodic service cost as of, and for the year ended, August 25, 2007, were as follows:

	Textilease Plan	UniFirst Plan	SERP
Discount rate	6.0%	6.0%	5.8%
Expected return on plan assets	5.0%	4.5%	N/A
Rate of compensation increase	N/A	N/A	5.0%

The incremental effects of applying the recognition provisions of SFAS No. 158 on the individual line items in the consolidated balance sheet as of August 25, 2007 were as follows (in thousands):

	Before adoption of FAS No. 158	Adjustments	After adoption of FAS No. 158
Deferred income taxes	$225	$1,715	$1,940
Prepaid expenses	569	(487)	82
Total current assets	794	1,228	2,022

Other assets	2,280	(2,280)	—

Total assets	$3,074	$(1,052)	$2,022

Accrued liabilities	$8,259	$1,609	$9,868
Total current liabilities	8,259	1,609	9,868

Accumulated other comprehensive income	(348)	(2,661)	(3,009)
Total shareholders’ equity	(348)	(2,661)	(3,009)

	$7,911	$(1,052)	$6,859

7. Goodwill and Other Intangible Assets

Under SFAS No. 142, goodwill is no longer amortized, but reviewed annually, or more frequently if certain indicators arise, for impairment. There were no impairment losses related to goodwill or intangible assets during the years ended August 25, 2007, August 26, 2006 or August 27, 2005.

The changes in the carrying amount of goodwill are as follows (in thousands):

Balance as of August 27, 2005	$187,793
Goodwill acquired during the period	23,076
Change in purchase accounting estimates from acquisitions in prior years	362
Effect of foreign currency translation	258

Balance as of August 26, 2006	$211,489
Goodwill acquired during the period	13,162
Goodwill retired on disposition of business	(552)
Effect of foreign currency translation	267

Balance as of August 25, 2007	$224,366

As of August 25, 2007, the Company has allocated $218.7 million and $5.7 million to its US and Canadian Rental and Cleaning and Specialty Garments segments, respectively. The change in the purchase accounting estimates from acquisitions in prior years primarily relates to revisions of tax estimates.

Intangible assets, net in the Company’s accompanying consolidated balance sheets are as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
August 25, 2007
Customer contracts	$110,904	$54,346	$56,558
Other intangible assets	25,339	19,833	5,506
	$136,243	$74,179	$62,064

August 26, 2006
Customer contracts	$105,658	$48,332	$57,326
Other intangible assets	26,473	19,777	6,696
	$132,131	$68,109	$64,022

Estimated amortization expense for the five fiscal years subsequent to August 25, 2007 and thereafter, based on intangible assets, net as of August 25, 2007 is as follows (in thousands):

2008	$7,241
2009	7,074
2010	6,813
2011	6,292
2012	5,617
Thereafter	29,027
$62,064

8. Accrued Liabilities

Accrued liabilities in the accompanying consolidated balance sheets consists of the following (in thousands):

	August 25, 2007	August 26, 2006
Payroll related	$35,195	$28,963
Insurance related	20,759	21,602
Environmental related	15,683	10,858
Asset retirement obligations	7,437	6,998
Other	7,209	12,159
	$86,283	$80,580

9. Asset Retirement Obligations

The Company accounts for its asset retirement obligations under the provisions of SFAS No. 143, which generally applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset. Accordingly, the Company recognizes asset retirement obligations in the period in which they are incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Company continues to depreciate, on a straight-line basis, the amount added to property and equipment and recognizes accretion expense in connection with the discounted liability over the various remaining lives which range from approximately one to twenty-four years.

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

A reconciliation of the Company’s liability is as follows (in thousands):

	August 25, 2007	August 26, 2006
Beginning balance	$6,998	$6,918
Accretion expense	439	403
Change in estimate of liability	—	771
Asset retirement costs incurred	—	(1,094)
Ending balance	$7,437	$6,998

As of August 25, 2007, the $7.4 million asset retirement obligation is included in accrued liabilities in the accompanying consolidated balance sheet.

10. Commitments and Contingencies

Lease Commitments

The Company leases certain buildings and equipment from independent parties. Total rent expense on all leases was $5.3 million, $6.0 million and $6.1 million in fiscal 2007, 2006 and 2005, respectively. Annual minimum lease commitments for the five years subsequent to August 25, 2007 and thereafter are as follows (in thousands):

2008	$4,641
2009	3,043
2010	2,353
2011	1,746
2012	754
Thereafter	752
$13,289

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

The Company has accrued certain costs related to the sites described above as it has been determined that the costs are probable and can be reasonably estimated. The Company continues to investigate environmental conditions at the Somerville, Massachusetts site. The full nature and extent of those conditions, and of the remedial solutions that may be employed to address them, have not yet been finally determined. In the interim, as the investigation proceeds, the Company is implementing measures to mitigate potential impacts in the vicinity of the site. The Company also has potential exposure related to an additional parcel of land (the “Central Area”) related to the Woburn, Massachusetts site discussed above. Currently, the consent order for the Woburn, Massachusetts site discussed above does not define or require any remediation work in the Central Area. The Company has not accrued for this contingency as the Company believes, at this time, the liability is not probable and the amount of such contingent liability cannot be reasonably estimated.

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

For environmental liabilities that have been discounted, the Company includes interest accretion, based on the effective interest method, in operating costs on the consolidated statements of income. The changes to the Company’s environmental liabilities for the years ended August 25, 2007 and August 26, 2006 are as follows (in thousands):

Year ended	August 25, 2007	August 26, 2006
Beginning balance	$10,858	$9,326
Costs incurred for which reserves have been provided	(2,500)	(1,031)
Insurance proceeds received	121	211
Interest accretion	577	466
Revisions in estimates	6,626	1,886

Balance as of August 25, 2007	$15,683	$10,858

In fiscal 2007 and 2006, the Company made adjustments to increase its environmental related accrual by $6.6 million and $1.9 million, respectively, primarily due to preliminary results of its ongoing site investigation at one of its environmental exposure sites.

Anticipated payments and insurance proceeds of currently identified environmental remediation liabilities as of August 25, 2007, for the next five years and thereafter as measured in current dollars, are reflected below.

(In Thousands)	2008	2009	2010	2011	2012	Thereafter	Total
Estimated costs – current dollars	$6,666	$2,436	$1,456	$1,041	$996	$10,750	$23,345

Estimated insurance proceeds	(266)	(266)	(266)	(274)	(266)	(3,874)	(5,211)

Net anticipated costs	$6,400	$2,170	$1,190	$768	$730	$6,876	$18,134

Effect of Inflation							3,585
Effect of Discounting							(6,035)

Balance as of August 25, 2007							$15,683

Estimated insurance proceeds are primarily received from an annuity received as part of a legal settlement with an insurance company. Annual proceeds of approximately $0.3 million are deposited into an escrow account which funds remediation and monitoring costs for three sites related to former operations in Williamstown, Vermont. Annual proceeds received but not expended in the current year accumulate in this account and may be used in future years for costs related to this site through the year 2027. As of August 25, 2007, the balance in this escrow account, which is held in a trust and is not recorded on the Company’s consolidated balance sheet, was approximately $2.2 million. Also included in estimated insurance proceeds are amounts the Company is entitled to receive pursuant to legal settlements as reimbursements from three insurance companies for estimated costs at the site in Uvalde, Texas.

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

Other Contingent Liabilities

As security for certain agreements with the NRC and various state agencies related to the nuclear operations (see Note 9) and certain insurance programs, the Company had standby irrevocable bank commercial letters of credit of $33.1 million and $28.6 million outstanding as of August 25, 2007 and August 26, 2006 respectively.

11. Common Stock Options

The Company adopted an incentive stock option plan (the “Plan”) in November 1996 and reserved 150,000 shares of Common Stock for issue under the Plan. In January 2002, the Company increased the number of shares of Common Stock reserved for issuance under the Plan to 450,000. At the Company’s 2007 Annual Meeting of Shareholder’s held on January 9, 2007, the Company’s shareholders approved the Company’s increase in the number of shares of Common Stock reserved for issuance under the Plan to 800,000. Options granted under the Plan, through August 25, 2007, are at a price equal to the fair market value of the Company’s Common Stock on the date of grant. Options granted prior to fiscal 2003 are subject to a proportional four-year vesting schedule and expire eight years from the grant date. Options granted beginning in fiscal 2003 and thereafter are subject to a five-year cliff-vesting schedule under which options become vested or exercisable after five years from date of grant and expire ten years after the grant date. Compensation expense for all option grants, whether proportional four-year vesting or five-year cliff-vesting, is recognized ratably over the related vesting period starting in fiscal 2006. Certain options were granted during fiscal 2007, 2006 and 2005 to outside directors of the Company, which were fully vested upon grant and expire ten years after the grant date. Compensation expense related to the 2007 and 2006 director grants was recognized on the date of grant.

The following table summarizes the Common Stock option activity for the fiscal years ended August 25, 2007, August 26, 2006 and August 27, 2005:

	Number of Shares	Weighted Average Exercise Price
Outstanding, August 28, 2004	216,825	$18.70

Granted	67,600	27.98
Exercised	(32,325)	13.52
Forfeited	(13,725)	22.43

Outstanding, August 27, 2005	238,375	$21.82

Granted	71,400	34.69
Exercised	(9,700)	15.99
Forfeited	(15,125)	24.78

Outstanding, August 26, 2006	284,950	$25.08

Granted	72,400	36.69
Exercised	(41,650)	17.01
Forfeited	(21,725)	28.04

Outstanding, August 25, 2007	293,975	$28.87

Exercisable, August 27, 2005	66,500	$15.89

Exercisable, August 26, 2006	69,950	$17.66

Exercisable, August 25, 2007	42,675	$23.93

The following table summarizes information relating to currently outstanding and exercisable stock options as of August 25, 2007:

		Outstanding Options		Exercisable Options
Range of Exercise Prices	Number Outstanding	Average Remaining Option Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 10.06 - 15.13	8,975	1.06	$10.63	8,975	$10.63
17.55 - 20.13	52,900	4.49	19.46	14,700	17.81
24.35 - 27.98	99,600	6.72	26.32	6,000	26.98
33.13 - 34.83	63,000	8.19	34.72	5,000	33.47
36.05 - 42.21	69,500	9.21	36.71	8,000	41.83
$ 10.06 - 42.21	293,975	7.05	$28.87	42,675	$23.93

The following table summarizes the status of the Company’s nonvested shares at August 25, 2007:

	Nonvested Options
	Number of	Weighted Average
	Shares	Exercise Price
Nonvested at August 26, 2006	215,000	$27.50

Granted	64,900	36.05
Vested	(7,000)	25.69
Forfeited	(21,600)	28.10

Nonvested at August 25, 2007	251,300	$29.70

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

On July 25, 2006, certain members of the Croatti family converted 4,474,219 million shares of their Class B Common Stock to Common Stock and sold those shares and an additional 125,781 shares of Common Stock in a follow-on offering. The Company did not sell any shares in the offering and did not receive any proceeds from the sale of the shares. For the year ended August 25 2007, a total of 3,400 shares of Class B Common Stock were converted to Common Stock.

13. Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) are as follows (in thousands):

	Foreign Currency Translation	Pension	Adoption of FAS No. 158	Total Accumulated Other Comprehensive Income (Loss)
Balance, August 28, 2004	$(428)	$(78)	$—	$(506)
Change during the year	2,915	(363)	—	2,552

Balance, August 27, 2005	2,487	(441)	—	2,046
Change during the year	2,690	(94)	—	2,596

Balance, August 26, 2006	5,177	(535)	—	4,642
Change during the year	2,964	187	(2,661)	490

Balance, August 25, 2007	$8,141	$(348)	$(2,661)	$5,132

On September 29, 2006, the Financial Accounting Standards Board issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of SFAS No. 87, 88, 106 and 132(r), which required, among other things, that the Company recognize as a component of other comprehensive income, net of tax, the actuarial gains and losses and the prior service costs and credits that arise during the period but pursuant to FAS 87 and 106 were not recognized as components of net periodic benefit cost. The Company adopted SFAS No. 158 on August 25, 2007 which resulted in a $2.7 million adjustment to other comprehensive income. Refer to Note 6, “Employee Benefit Plans”, of these consolidated financial statements for further discussion regarding the adoption of SFAS No. 158 and its related effects on the Company’s consolidated financial statements.

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

The Company refers to the US and Canadian Rental and Cleaning, MFG, and Corporate reporting segments combined as its “core laundry operations,” which is included as a subtotal in the following tables (in thousands).

	US and
	Canadian				Subtotal
As of and for the year ended	Rental and		Net Interco		Core Laundry	Specialty
August 25, 2007	Cleaning	MFG	MFG Elim	Corporate	Operations	Garments	First Aid	Total

Revenues	$799,515	$89,209	$(89,209)	$7,945	$807,460	$62,868	$31,774	$902,102

Income (loss) from operations	$111,697	$30,511	$(5,366)	$(58,860)	$77,982	$4,813	$1,426	$84,221

Interest (income) expense, net	$(1,868)	$—	$—	$12,627	$10,759	$—	$—	$10,759

Income (loss) before taxes	$113,565	$30,511	$(5,366)	$(71,487)	$67,223	$4,813	$1,426	$73,462

Depreciation and amortization	$30,863	$1,446	$—	$11,700	$44,009	$3,219	$1,284	$48,512

Capital expenditures	$46,444	$—	$—	$—	$46,444	$7,186	$1,031	$54,661

Total assets	$785,646	$6,587	$—	$—	$792,233	$60,997	$21,234	$874,464

	US and
	Canadian				Subtotal
As of and for the year ended	Rental and		Net Interco		Core Laundry	Specialty
August 26, 2006	Cleaning	MFG	MFG Elim	Corporate	Operations	Garments	First Aid	Total

Revenues	$733,294	$72,239	$(72,239)	$5,861	$739,155	$51,553	$30,264	$820,972

Income (loss) from operations	$103,270	$24,468	$(637)	$(56,020)	$71,081	$358	$2,362	$73,801

Interest (income) expense, net	$(1,589)	$(19)	$—	$11,150	$9,542	$2	$—	$9,544

Income (loss) before taxes	$104,859	$24,487	$(637)	$(67,170)	$61,539	$356	$2,362	$64,257

Depreciation and amortization	$29,067	$1,467	$—	$10,619	$41,153	$2,959	$1,198	$45,310

Capital expenditures	$45,506	$—	$—	$—	$45,506	$5,671	$927	$52,104

Total assets	$749,884	$6,715	$—	$—	$756,599	$51,654	$21,449	$829,702

	US and
	Canadian				Subtotal
As of and for the year ended	Rental and		Net Interco		Core Laundry	Specialty
August 27, 2005	Cleaning	MFG	MFG Elim	Corporate	Operations	Garments	First Aid	Total

Revenues	$668,313	$57,634	$(57,634)	$6,075	$674,388	$61,697	$27,757	$763,842

Income (loss) from operations	$99,508	$21,390	$206	$(52,927)	$68,177	$6,907	$928	$76,012

Interest (income) expense, net	$(1,362)	$(12)	$—	$8,140	$6,766	$82	$(7)	$6,841

Income (loss) before taxes	$100,870	$21,402	$206	$(61,067)	$61,411	$6,825	$935	$69,171

Depreciation and amortization	$27,284	$1,425	$—	$10,929	$39,638	$2,982	$1,307	$43,927

Capital expenditures	$45,883	$447	$—	$—	$46,330	$1,406	$5,519	$53,255

Total assets	$673,126	$6,612	$—	$—	$679,738	$48,765	$19,802	$748,305

The Company’s long-lived assets as of August 25, 2007 and August 26, 2006 and revenues for the years ended August 25, 2007, August 26, 2006 and August 27, 2005 were attributed to the following countries (in thousands):

Long-lived assets as of:	August 25, 2007	August 26, 2006
United States	$585,149	$564,493
Europe, Canada, and Mexico (1)	39,094	36,296
Total	$624,243	$600,789

Revenues for the year ended:	August 25, 2007	August 26, 2006	August 27, 2005
United States	$820,898	$751,985	$709,153
Europe and Canada (1)	81,204	68,987	54,689
	$902,102	$820,972	$763,842

Income before income taxes for the year ended:	August 25, 2007	August 26, 2006	August 27, 2005
United States	$62,136	$54,572	$62,365
Europe, Canada, and Mexico (1)	11,326	9,685	6,806
	$73,462	$64,257	$69,171

(1) No country accounts for greater than 10% of total long-lived assets or revenues.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders,

UniFirst Corporation

We have audited the accompanying consolidated balance sheets of UniFirst Corporation and subsidiaries as of August 25, 2007 and August 26, 2006 and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended August 25, 2007.  Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of UniFirst Corporation and subsidiaries at August 25, 2007 and August 26, 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended August 25, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Notes 1 and 6 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 158, Employers Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R) and effective August 28, 2005, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share Based Payments and changed its method of accounting for stock-based compensation.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of UniFirst Corporation's internal control over financial reporting as of August 25, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 6, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

November 6, 2007

Quarterly Financial Data (Unaudited)

The following is a summary of the results of operations for each of the quarters within the years ended August 25, 2007 and August 26, 2006. This summary should be read in conjunction with these consolidated financial statements and notes to consolidated financial statements.

Our fiscal year ends on the last Saturday in August. For financial reporting purposes, fiscal 2007 and fiscal 2006 had 52 weeks. Each of the quarters presented below includes 13 weeks.

(In thousands, except per share data) For the year ended August 25, 2007	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$222,377	$222,367	$229,849	$227,509
Income before income taxes	22,627	11,457	21,836	17,542
Provision for income taxes	8,881	4,497	8,153	6,736

Net income	$13,746	$6,960	$13,683	$10,806

Net income per Common share -- basic	$0.75	$0.38	$0.75	$0.59

Net income per Class B Common share -- basic	$0.60	$0.30	$0.60	$0.47

Net income per Common share -- diluted	$0.71	$0.36	$0.71	$0.56

Weighted average number of shares outstanding -- basic
Common Stock	14,307	14,319	14,333	14,343
Class B Common Stock	4,941	4,939	4,937	4,937
	19,248	19,258	19,270	19,280
Weighted average number of Common Stock shares
outstanding -- diluted	19,322	19,362	19,371	19,375

(In thousands, except per share data) For the year ended August 26, 2006	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$199,325	$202,168	$211,938	$207,541
Income before income taxes	18,521	10,775	17,753	17,208
Provision for income taxes	7,131	4,448	6,835	6,635

Net income	$11,390	$6,327	$10,918	$10,573

Net income per Common share -- basic	$0.66	$0.36	$0.63	$0.60

Net income per Class B Common share -- basic	$0.53	$0.29	$0.50	$0.48

Net income per Common share -- diluted	$0.59	$0.33	$0.57	$0.55

Weighted average number of shares outstanding -- basic
Common Stock	9,619	9,747	9,814	11,406
Class B Common Stock	9,620	9,494	9,429	7,842
	19,239	19,241	19,243	19,248
Weighted average number of Common Stock shares
outstanding -- diluted	19,328	19,316	19,311	19,313

In the second quarter of fiscal 2007, the Company increased its environmental related accrual by $1.6 million due to the preliminary results of its ongoing site investigation at one of its environmental exposure sites, and incurred $0.7 million in severance expense related to the departure of one of its senior executives.

In the fourth quarter of fiscal 2007 and 2006, the Company decreased its insurance reserves by $4.9 million and $3.1 million, respectively, resulting from its annual third-party actuarial review of its insurance reserve requirements. In addition, the Company increased its environmental related accrual by $5.0 million and $1.8 million, respectively, due to additional information gathered from its ongoing site investigation at one of its environmental exposure sites.

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

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the year ended August 25, 2007 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Responsibility for Financial Statements

Our management is responsible for the preparation, integrity and objectivity of our consolidated financial statements and other financial information contained in our Annual Report on Form 10-K. Those consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States. In preparing those consolidated financial statements, Management was required to make certain estimates and judgments, which are based upon currently available information and Management’s view of current conditions and circumstances.

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

We have retained Ernst & Young LLP, an independent registered public accounting firm, to audit our consolidated financial statements found in this Annual Report on Form 10-K for the year ended August 25, 2007. We have made available to Ernst & Young LLP all of our financial records and related data in connection with their audit of our consolidated financial statements.

We have filed with the Securities and Exchange Commission the required certifications related to our consolidated financial statements as of and for the year ended August 25, 2007. These certifications are attached as exhibits to this Annual Report on Form 10-K for the year ended August 25, 2007. Additionally, we have also provided to the New York Stock Exchange the required annual certification of our Chief Executive Officer regarding our compliance with the New York Stock Exchange’s corporate governance listing standards.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has assessed the effectiveness of our internal control over financial reporting as of August 25, 2007. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control—Integrated Framework. Management concluded that based on its assessment, our internal control over financial reporting was effective as of August 25, 2007. The effectiveness of our internal control over financial reporting as of August 25, 2007 has been audited by Ernst & Young LLP, and a copy of its attestation report is included below.

Report of Independent Registered Public Accounting Firm

on Internal Control Over Financial Reporting

The Board of Directors and Shareholders,

UniFirst Corporation

We have audited UniFirst Corporation’s internal control over financial reporting as of August 25, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). UniFirst Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, UniFirst Corporation maintained, in all material respects, effective internal control over financial reporting as of August 25, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of UniFirst Corporation as of August 25, 2007 and August 26, 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended August 25, 2007 of UniFirst Corporation and our report dated November 6, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

November 6, 2007

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

Information regarding our directors and executive officers required by this Item 10 will be included in our definitive Proxy Statement to be filed with the Securities and Exchange Commission for our 2008 Annual Meeting of Shareholders and is incorporated by reference into this Item 10. Certain information required by this Item 10 is set forth in Item 1 of this Annual Report on Form 10-K under the heading “Executive Officers”.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this Item 11 will be included in our definitive Proxy Statement to be filed with the Securities and Exchange Commission for our 2008 Annual Meeting of Shareholders and is incorporated by reference into this Item 11.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item 12 will be included in our definitive Proxy Statement to be filed with the Securities and Exchange Commission for our 2008 Annual Meeting of Shareholders and is incorporated by reference into this Item 12.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item 13 will be included in our definitive Proxy Statement to be filed with the Securities and Exchange Commission for our 2008 Annual Meeting of Shareholders and is incorporated by reference into this Item 13.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this Item 14 will be included in our definitive Proxy Statement to be filed with the Securities and Exchange Commission for our 2008 Annual Meeting of Shareholders and is incorporated by reference into this Item 14.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The financial statements listed below are filed as part of this report:

(1) and (2) FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES.

The financial statements listed below are included under Item 8 of this Annual Report on Form 10-K:

Consolidated statements of income for each of the three years in the period ended August 25, 2007

Consolidated balance sheets as of August 25, 2007 and August 26, 2006

Consolidated statements of shareholders’ equity for each of the three years in the period ended August 25, 2007

Consolidated statements of cash flows for each of the three years in the period ended August 25, 2007

Notes to consolidated financial statements

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

Management’s Report on Internal Control Over Financial Reporting

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The following additional schedule is filed herewith:

Schedule II — Valuation and qualifying accounts and reserves for each of the three years in the period ended August 25, 2007

UNIFIRST CORPORATION AND SUBSIDIARIES

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED

AUGUST 25, 2007

Description	Balance, Beginning of Period	Charged to Costs and Expenses	Charges for Which Reserves Were Created or Deductions	Balance, End of Period

Allowance for Doubtful Accounts
For the year ended August 25, 2007	$3,653	$4,240	$(3,749)	$4,144

For the year ended August 26, 2006	$3,179	$3,383	$(2,909)	$3,653

For the year ended August 27, 2005	$2,616	$3,097	$(2,534)	$3,179

Reserve for Obsolete Inventory
For the year ended August 25, 2007	$980	$1,086	$(1,113)	$953

For the year ended August 26, 2006	$853	$565	$(438)	$980

For the year ended August 27, 2005	$1,126	$455	$(728)	$853

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

       3.        EXHIBITS. The list of exhibits filed as part of this Annual Report on Form 10-K are set forth below.

DESCRIPTION

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

10.3

Form of UniFirst Corporation stock option award to non-employee directors, (incorporated by reference to Exhibit 10-E to the Company’s Annual Report on Form 10-K for the fiscal year ended August 27, 2005).

10.4

Form of UniFirst Corporation stock option award to executive officers, (incorporated by reference to Exhibit 10-F to the Company’s Annual Report on Form 10-K for the fiscal year ended August 27, 2005).

10.5

UniFirst Corporation Unfunded Supplemental Executive Retirement Plan dated as of March 8, 2006, (incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission on March 8, 2006).

* 21	List of Subsidiaries.

* 23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

* 31.1	Rule 13a-14(a)/15d-14(a) Certification of Ronald D. Croatti

* 31.2	Rule 13a-14(a)/15d-14(a) Certification of John B. Bartlett

** 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

** 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UniFirst Corporation By: /s/ Ronald D. Croatti Ronald D. Croatti President and Chief Executive Officer

November 8, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Ronald D. Croatti

Ronald D. Croatti

/s/ John B. Bartlett

John B. Bartlett

/s/ Cynthia Croatti

Cynthia Croatti

/s/ Donald J. Evans

Donald J. Evans

/s/ Phillip L. Cohen

Phillip L. Cohen

/s/ Anthony F. DiFillippo

Anthony F. DiFillippo

/s/ Robert F. Collings

Robert F. Collings

/s/ Michael Iandoli

Michael Iandoli

	Principal Executive Officer and Director Principal Financial Officer and Principal Accounting Officer Director Director Director Director Director Director	November 8, 2007 November 8, 2007 November 8, 2007 November 8, 2007 November 8, 2007 November 8, 2007 November 8, 2007 November 8, 2007

EXHIBIT INDEX

DESCRIPTION

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

10.3

Form of UniFirst Corporation stock option award to non-employee directors, (incorporated by reference to Exhibit 10-E to the Company’s Annual Report on Form 10-K for the fiscal year ended August 27, 2005).

10.4

Form of UniFirst Corporation stock option award to executive officers, (incorporated by reference to Exhibit 10-F to the Company’s Annual Report on Form 10-K for the fiscal year ended August 27, 2005).

10.5

UniFirst Corporation Unfunded Supplemental Executive Retirement Plan dated as of March 8, 2006, (incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission on March 8, 2006).

* 21	List of Subsidiaries.

* 23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

* 31.1	Rule 13a-14(a)/15d-14(a) Certification of Ronald D. Croatti

* 31.2	Rule 13a-14(a)/15d-14(a) Certification of John B. Bartlett

** 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

** 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

* Filed herewith

** Furnished herewith