Form 10-Q
period 2007-11-24
UNIFIRST CORP
filed 2008-01-03
CIK 717954

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 24, 2007

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

The number of outstanding shares of UniFirst Corporation Common Stock and Class B Common Stock at December 28, 2007 were 14,353,049 and 4,937,449, respectively.

UniFirst Corporation

Quarterly Report on Form 10-Q

For the Quarter ended November 24, 2007

Table of Contents

Part I – FINANCIAL INFORMATION

Item 1 - Financial Statements

Consolidated Balance Sheets as of November 24, 2007 and August 25, 2007

Consolidated Statements of Income for the Thirteen Weeks ended November 24, 2007 and November 25, 2006

Consolidated Statements of Cash Flows for the Thirteen Weeks ended November 24, 2007 and November 25, 2006

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
Ex-31.1 Section 302 Certification of CEO
Ex-31.2 Section 302 Certification of CFO
Ex-32.1 Section 906 Certification of CEO
Ex-32.2 Section 906 Certification of CFO

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UniFirst Corporation and Subsidiaries

Consolidated Statements of Income

(Unaudited)

Thirteen weeks ended (In thousands, except per share data)	November 24, 2007	November 25, 2006
Revenues	$247,260	$222,377

Cost and expenses:
Operating costs (1)	151,147	136,919
Selling and administrative expenses (1)	53,548	48,390
Depreciation and amortization	12,787	11,585
	217,482	196,894

Income from operations	29,778	25,483

Other expense (income):
Interest expense	3,504	3,322
Interest income	(513)	(466)

	2,991	2,856

Income before income taxes	26,787	22,627
Provision for income taxes	10,313	8,881

Net income	$16,474	$13,746

Income per share – Basic:
Common Stock	$0.90	$0.75
Class B Common Stock	$0.72	$0.60

Income per share – Diluted:
Common Stock	$0.85	$0.71

Weighted average number of shares outstanding – Basic:
Common Stock	14,352	14,307
Class B Common Stock	4,937	4,941
	19,289	19,248

Weighted average number of shares outstanding – Diluted:
Common Stock	19,366	19,322

Dividends per share:
Common Stock	$0.0375	$0.0375
Class B Common Stock	$0.0300	$0.0300

(1) Exclusive of depreciation and amortization

The accompanying notes are an integral part of these

consolidated financial statements.

UniFirst Corporation and Subsidiaries

Consolidated Balance Sheets
(Unaudited)

(In thousands, except share data)	November 24, 2007	August 25, 2007 (a)
Assets
Cash and cash equivalents	$17,333	$12,698
Receivables, less reserves of $5,168 and $4,144, respectively	108,854	91,906
Inventories	44,116	44,282
Rental merchandise in service	93,003	86,129
Prepaid and deferred income taxes	12,793	13,399
Prepaid expenses	3,840	1,807

Total current assets	279,939	250,221

Property and equipment:
Land, buildings and leasehold improvements	291,485	286,255
Machinery and equipment	308,244	299,831
Motor vehicles	98,021	95,214

	697,750	681,300
Less -- accumulated depreciation	356,661	347,233

	341,089	334,067

Goodwill	245,500	224,366
Customer contracts, net	62,707	56,558
Other intangible assets, net	6,402	5,506
Other assets	3,517	3,746
	$939,154	$874,464

Liabilities and shareholders' equity
Current liabilities:
Current maturities of long-term obligations	$384	$539
Accounts payable	52,531	45,297
Accrued liabilities	87,507	86,283
Accrued income taxes	8,136	—

Total current liabilities	148,558	132,119

Long-term obligations, net of current maturities	234,080	205,510
Deferred income taxes	39,782	39,508

Commitments and contingencies (Note 5)
Shareholders' equity:
Preferred stock, $1.00 par value; 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $0.10 par value; 30,000,000 shares authorized; 14,352,349 and 14,351,849 issued and outstanding, respectively	1,435	1,435
Class B Common Stock, $0.10 par value; 20,000,000 shares authorized; 4,937,449 issued and outstanding	494	494
Capital surplus	16,534	16,332
Retained earnings	489,722	473,934
Accumulated other comprehensive income	8,549	5,132

Total shareholders' equity	516,734	497,327

	$939,154	$874,464

(a) Derived from audited financial statements

The accompanying notes are an integral part of these

consolidated financial statements.

UniFirst Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

Thirteen weeks ended (In thousands)	November 24, 2007	November 25, 2006
Cash flows from operating activities:
Net income	$16,474	$13,746
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	10,887	9,810
Amortization of intangible assets	1,900	1,775
Amortization of deferred financing costs	67	326
Deferred income taxes	27	(73)
Stock-based compensation	190	121
Accretion on asset retirement obligations	119	107
Changes in assets and liabilities, net of acquisitions:
Receivables	(15,477)	(12,031)
Inventories	166	(421)
Rental merchandise in service	(4,374)	909
Prepaid expenses	(2,033)	(3,086)
Accounts payable	7,234	77
Accrued liabilities	885	1,515
Accrued income taxes	8,994	7,156
Net cash provided by operating activities	25,059	19,931

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(36,605)	(2,996)
Capital expenditures	(14,781)	(11,724)
Other	(191)	298
Net cash used in investing activities	(51,577)	(14,422)

Cash flows from financing activities:
Proceeds from long-term obligations	52,950	100,000
Payments on long-term obligations	(24,535)	(103,736)
Payment of deferred financing costs	—	(550)
Proceeds from exercise of Common Stock options	7	14
Payment of cash dividends	(686)	(685)
Net cash provided by (used in) financing activities	27,736	(4,957)

Effect of exchange rate changes	3,417	(825)

Net increase (decrease) in cash and cash equivalents	4,635	(273)
Cash and cash equivalents at beginning of period	12,698	8,302

Cash and cash equivalents at end of period	$17,333	$8,029

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

As discussed and described in Note 10 to the Consolidated Financial Statements, the Company has five reporting segments: US and Canadian Rental and Cleaning, Manufacturing (“MFG”), Specialty Garments Rental and Cleaning (“Specialty Garments”), First Aid and Corporate. The operations of the US and Canadian Rental and Cleaning reporting segment are referred to by the Company as its “industrial laundry operations” and the locations related to this reporting segment are referred to as “industrial laundries”. The Company refers to its US and Canadian Rental and Cleaning, MFG, and Corporate segments combined as its “core laundry operations”.

Interim Financial Information

These Consolidated Financial Statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the information furnished reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period. It is suggested that these Consolidated Financial Statements be read in conjunction with the financial statements and the notes, thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 25, 2007. Results for an interim period are not indicative of any future interim periods or for an entire fiscal year.

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

Fiscal Year

The Company’s fiscal year ends on the last Saturday in August. For financial reporting purposes, fiscal 2008 will consist of 53 weeks, whereas fiscal 2007 consisted of 52 weeks. The additional week will be included in the second quarter of fiscal 2008 which will consist of 14 weeks. Therefore, the quarterly periods ended November 24, 2007 and November 25, 2006 both consisted of 13 weeks.

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

In accordance with Statements of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets, including property and equipment, are evaluated for impairment whenever events or circumstances indicate an asset may be impaired. There were no material impairments of property and equipment in the thirteen weeks ended November 24, 2007 or the year ended August 25, 2007.

Goodwill and Other Intangible Assets

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized. SFAS No. 142 requires that companies test goodwill for impairment on an annual basis. Management completes its annual impairment test in the fourth quarter of each fiscal year. In addition, SFAS No. 142 also requires that companies test goodwill if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit to which goodwill is assigned below its carrying amount. The Company’s evaluation considers changes in the operating environment, competitive information, market trends, operating performance and cash flow modeling. There were no impairments of goodwill in the year ended August 25, 2007 and no events or circumstances in the thirteen weeks ended November 24, 2007 that would indicate that there may have been any impairment of goodwill during such period. Future events could cause management to conclude that impairment indicators exist and that goodwill or other intangibles associated with previously acquired businesses are impaired. Any resulting impairment loss could have a material impact on the Company’s financial condition and results of operations.

Definite-lived intangible assets are amortized over their useful lives, which are based management’s estimates of the period that the assets will generate revenue. Definite-lived intangible assets are evaluated for impairment in accordance with SFAS No. 144. There were no material impairments of definite-lived intangible assets in the thirteen weeks ended November 24, 2007 or the year ended August 25, 2007.

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

On August 26, 2007, the Company adopted FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109, which fundamentally changed the way the Company is required to treat its uncertain tax positions for financial accounting purposes. Refer to “Recent Accounting Pronouncements”, in this Note 1 to the Consolidated Financial Statements and Note 6, “Income Taxes”, for further discussion regarding the Company’s adoption of FIN No. 48.

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

The following table shows how net income is allocated using this method (in thousands):

Thirteen weeks ended	November 24, 2007	November 25, 2006
Net income available to shareholders	$16,474	$13,746

Allocation of net income for Basic:
Common Stock	$12,919	$10,770
Class B Common Stock	3,555	2,976
	$16,474	$13,746

The diluted earnings per share calculation assumes the conversion of all the Company’s Class B Common Stock into Common Stock, so no allocation of earnings to Class B Common Stock is required.

The following table illustrates the weighted average number of Common and Class B Common shares outstanding during the thirteen weeks ended November 24, 2007 and November 25, 2006 and is utilized in the calculation of earnings per share (in thousands):

Thirteen weeks ended	November 24, 2007	November 25, 2006
Weighted average number of Common shares -- basic	14,352	14,307
Add: effect of potentially dilutive common shares -- employee Common Stock options	77	74
Add: assumed conversion of Class B Common shares into Common Stock	4,937	4,941

Weighted average number of Common shares -- diluted	19,366	19,322

Weighted average number of Class B Common shares -- basic	4,937	4,941

Stock options to purchase 7,500 shares of Common Stock were not included in the calculation of diluted earnings per share for the thirteen weeks ended November 24, 2007 because they were anti-dilutive. For the thirteen weeks ended November 25, 2006, there were no shares of Common Stock excluded in the calculation of diluted earnings per share as they were not anti-dilutive.

Stock Based Compensation

The Company adopted an incentive stock option plan (the “Plan”) in November 1996 and has reserved 800,000 shares of Common Stock for issuance under the Plan. All options issued to management are recommended to the Board of Directors by the Compensation Committee and approved by the Board of Directors. Such options are generally granted on the date of approval. All options issued to the Company’s non-employee members of the Board of Directors are recommended to the Board of Directors by the Compensation Committee and approved by the Board of Directors. Such options are granted on the third business day following the annual shareholders' meeting. All options are exercisable at a price equal to the fair market value of the Company’s Common Stock on the date of grant.

Options granted prior to fiscal 2003 were subject to a proportional four-year vesting schedule and expire eight years from the grant date. Beginning in fiscal 2003, option grants are subject to a five-year cliff-vesting schedule under which options become vested or exercisable after five years from the date of grant and expire ten years after the grant date. Options granted to the Company’s non-employee directors are fully vested as of the date of grant.

The Company accounts for its stock based compensation under the provisions of SFAS No. 123(r), Share-Based Payment. The fair value recognition provisions of this statement require that the share-based compensation cost be measured at the grant date based on the value of the award and be recognized as expense over the requisite service period, which is generally the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating expected dividends, share price volatility and the amount of share-based awards that are expected to be forfeited. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model.

Compensation expense for all option grants is recognized ratably over the related vesting period. Certain options were granted during fiscal 2007, 2006 and 2005 to non-employee members of the Board of Directors of the Company, which were fully vested upon grant and expire eight years after the grant date. Compensation expense related to the fiscal 2007 and 2006 grants was recognized on the date of grant. Stock-based compensation, as accounted for under SFAS 123(r), has been recorded in the consolidated statements of operations in operating costs and selling and administrative expenses.

For the thirteen weeks ended November 24, 2007 and November 25, 2006, there were 500 and 925 shares of Common Stock issued as a result of the exercise of Common Stock options, respectively.

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

The Company reported in selling and administrative expenses, net, foreign currency transaction gains totaling $0.5 million and $0.1 million for the thirteen weeks ended November 24, 2007 and November 25, 2006, respectively.

Recent Accounting Pronouncements

On August 26, 2007, the Company adopted FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FAS No. 109, Accounting for Income Taxes.  FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  There were no significant adjustments to the Company’s Consolidated Financial Statements as a result of the implementation of FIN No. 48.  The Company’s adoption of FIN No. 48 is more fully described in Note 6 to the Consolidated Financial Statements.

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

In February 2007, the Financial Accounting Standards Board issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits an entity to measure certain financial assets and financial liabilities at fair value. Under SFAS No. 159, entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with a few exceptions, as long as it is applied to the instrument in its entirety. The fair value option election is irrevocable, unless a new election date occurs. SFAS No. 159 also establishes presentation and disclosure requirements to help financial statement users understand the effect of the entity's election on its earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, and the Company does not expect that its adoption will have a material effect on its consolidated financial statements.

2. Acquisitions

During the thirteen weeks ended November 24, 2007, the Company completed three acquisitions with an aggregate purchase price of approximately $36.6 million. In addition, the Company made deferred acquisition payments of $0.5 million related to a prior year acquisition. The results of operations of these acquisitions have been included in the Company’s consolidated financial results since their respective acquisition dates. None of these acquisitions was significant, individually or in the aggregate, in relation to the Company’s consolidated financial results and, therefore, pro forma financial information has not been presented.

3. Employee Benefit Plans

Defined Contribution Retirement Savings Plan

The Company has a defined contribution retirement savings plan with a 401(k) feature for all eligible employees not under collective bargaining agreements. The Company matches a portion of the employee’s contribution and can make an additional contribution at its discretion. Contributions charged to expense under the plan for the thirteen weeks ended November 24, 2007 and November 25, 2006 were $2.6 and $2.3 million, respectively.

Supplemental Executive Retirement Plan and Other Pension Plans

The Company maintains an unfunded Supplemental Executive Retirement Plan (“SERP”) for certain eligible employees of the Company, a non-contributory defined benefit pension plan (“UniFirst Plan”) covering union employees at one of its locations, and a frozen pension plan (“Textilease Plan”) the Company assumed in connection with its acquisition of Textilease Corporation in fiscal 2004. The amounts charged to expense related to these plans for the thirteen weeks ended November 24, 2007 and November 25, 2006 were both $0.3 million.

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

A reconciliation of the Company’s liability is as follows (in thousands):

November 24, 2007
Beginning balance as of August 25, 2007	$7,437
Accretion expense	119
Asset retirement costs incurred	(2)
Ending balance as of November 24, 2007	$7,554

As of November 24, 2007, the $7.6 million asset retirement obligation is included in accrued liabilities in the accompanying consolidated balance sheet.

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

For environmental liabilities that have been discounted, the Company includes interest accretion, based on the effective interest method, in operating costs on the consolidated statements of income. The changes to the Company’s environmental liabilities for the thirteen weeks ended November 24, 2007 are as follows (in thousands):

November 24, 2007
Beginning balance as of August 25, 2007	$15,683
Costs incurred for which reserves have been provided	(830)
Insurance proceeds received	42
Interest accretion	196
Balance as of November 24, 2007	$15,091

Anticipated payments and insurance proceeds of currently identified environmental remediation liabilities as of November 24, 2007, for the next five fiscal years and thereafter, as measured in current dollars, are reflected below (in thousands).

Fiscal year ended August	2008	2009	2010	2011	2012	Thereafter	Total
Estimated costs – current dollars	$5,836	$2,436	$1,456	$1,041	$996	$10,750	$22,515

Estimated insurance proceeds	(224)	(266)	(266)	(274)	(266)	(3,874)	(5,170)

Net anticipated costs	$5,612	$2,170	$1,190	$767	$730	$6,876	$17,345

Effect of Inflation							3,781
Effect of Discounting							(6,035)

Balance as of August 25, 2007							$15,091

Estimated insurance proceeds are primarily received from an annuity received as part of a legal settlement with an insurance company. Annual proceeds of approximately $0.3 million are deposited into an escrow account which funds remediation and monitoring costs for three sites related to former operations in Williamstown, Vermont. Annual proceeds received but not expended in the current year accumulate in this account and may be used in future years for costs related to this site through the year 2027. As of November 24, 2007, the balance in this escrow account, which is held in a trust and is not recorded on the Company’s consolidated balance sheet, was approximately $2.2 million. Also included in estimated insurance proceeds are amounts the Company is entitled to receive pursuant to legal settlements as reimbursements from three insurance companies for estimated costs at the site in Uvalde, Texas.

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

While it is impossible to ascertain the ultimate legal and financial liability with respect to contingent liabilities, including lawsuits and environmental contingencies, the Company believes that the aggregate amount of such liabilities, if any, in excess of amounts accrued or covered by insurance, will not have a material adverse effect on the consolidated financial position or results of operation of the Company. It is possible, however, that the Company’s future financial position or results of operations for any particular future period could be materially affected by changes in the Company’s assumptions or strategies related to these contingencies or changes out of the Company’s control.

6. Income Taxes

The Company’s effective income tax rate was 38.5% for the thirteen weeks ended November 24, 2007 as compared to 39.25% for the thirteen weeks ended November 25, 2006. The decrease was due to the Company’s utilization of net operating losses available in certain states.

As noted in Note 1, “Recent Accounting Pronouncements”, the Company adopted FIN No. 48 in fiscal 2008. FIN No. 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN No. 48, companies may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. There were no significant adjustments to the Company’s Consolidated Financial Statements as a result of the implementation of FIN No. 48.

As of August 26, 2007, there was $3.2 million in total unrecognized tax benefits, which if recognized, would favorably impact the Company’s effective tax rate.  The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense which is consistent with the recognition of these items in prior reporting periods. As of August 26, 2007, the Company had accrued a total of $1.1 million in interest and penalties in its current accrued liabilities.

The Company has a significant portion of its operations in the United States and Canada.  It is required to file federal income tax returns as well as state income tax returns in a majority of the U.S. domestic states and also in the Canadian provinces of Alberta, British Columbia, Ontario, Saskatchewan and Quebec.  At times, the Company is subject to audits in these jurisdictions, which, by nature, are sometimes complex and can require several years to resolve. The final resolution of any such tax audit could result in either a reduction in the Company’s accruals or an increase in its income tax provision, both of which could have a material impact on the consolidated results of operations in any given period.

All U.S. and Canadian federal income tax examinations have substantially concluded through fiscal years 2004 and 2001, respectively. With a few exceptions, we are no longer subject to state and local income tax examinations for periods prior to fiscal 2003. The Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change significantly in the next 12 months.

7. Long-Term Obligations

The Company has a $225.0 million unsecured revolving credit agreement (“Credit Agreement”), with a syndicate of banks, which matures on September 13, 2011. Under the Credit Agreement, the Company is able to borrow funds at variable interest rates based on the Eurodollar rate or the bank’s prime rate, as selected by the Company. Availability of credit requires compliance with certain financial and other covenants, including a maximum funded debt ratio and minimum interest coverage as defined in the Credit Agreement. The Company generally tests its compliance with these financial covenants on a fiscal quarterly basis. At November 24, 2007, the interest rates applicable to the Company’s borrowings under the Credit Agreement were calculated as LIBOR plus 50 basis points at the time of the respective borrowing and ranged from 5.16% to 5.38%. As of November 24, 2007, the Company had outstanding borrowings of approximately $58.6 million, letters of credit of $35.2 million and $131.2 million available for borrowing.

On June 14, 2004, the Company issued $75.0 million of fixed rate notes pursuant to a Note Purchase Agreement (“2004 Note Agreement”) with a seven year term (June 2011) bearing interest at 5.27% (“Fixed Rate Notes”). The Company also issued $90.0 million of floating rate notes which were repaid in September 2005 and September 2006.

On September 14, 2006, the Company issued $100.0 million of floating rates notes (“Floating Rate Notes”) pursuant to a Note Purchase Agreement (“2006 Note Agreement”). The Floating Rate Notes mature on September 14, 2013, bear interest at LIBOR plus 50 basis points and may be repaid at face value two years from the date of issuance. The proceeds from the issuance of the Floating Rate Notes were used to first repay the outstanding floating rate notes under the 2004 Note Agreement in the amount of $75.0 million and then to pay down outstanding amounts under the Credit Agreement.

As of November 24, 2007, the Company was in compliance with all covenants under the 2004 Note Agreement, 2006 Note Agreement and the Credit Agreement.

8. Shareholders’ Equity

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

For the thirteen weeks ended November 24, 2007 and November 25, 2006, there were no shares of Class B Common Stock converted to Common Stock.

9. Comprehensive Income

The components of comprehensive income are as follows (in thousands):

Thirteen weeks ended	November 24, 2007	November 25, 2006

Net income	$16,474	$13,746
Other comprehensive income:
Foreign currency translation adjustments	3,417	826

Comprehensive income	$19,891	$14,572

10. Segment Reporting

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

The Company refers to the US and Canadian Rental and Cleaning, MFG, and Corporate reporting segments combined as its “core laundry operations,” which is included as a subtotal in the following table (in thousands):

	US and
	Canadian				Subtotal
	Rental and		Net Interco		Core Laundry	Specialty
Thirteen weeks ended	Cleaning	MFG	MFG Elim	Corporate	Operations	Garments	First Aid	Total

November 24, 2007
Revenues	$219,664	$23,814	$(23,814)	$2,448	$222,112	$17,255	$7,893	$247,260

Income (loss) from operations	$37,090	$8,928	$(2,081)	$(16,211)	$27,726	$2,055	$(3)	$29,778

Interest (income) expense, net	$(510)	$—	$—	$3,501	$2,991	$—	$—	$2,991

Income (loss) before taxes	$37,600	$8,928	$(2,081)	$(19,712)	$24,735	$2,055	$(3)	$26,787

November 25, 2006
Revenues	$195,483	$22,886	$(22,886)	$1,981	$197,464	$17,180	$7,733	$222,377

Income (loss) from operations	$31,169	$8,299	$(2,270)	$(15,209)	$21,989	$2,925	$569	$25,483

Interest (income) expense, net	$(442)	$—	$—	$3,298	$2,856	$—	$—	$2,856

Income (loss) before taxes	$31,611	$8,299	$(2,270)	$(18,507)	$19,133	$2,925	$569	$22,627

The Company’s long-lived assets as of November 24, 2007 and August 25, 2007, revenues for the periods ended November 24, 2007 and November 25, 2006, and income before income taxes for the periods ended November 24, 2007 and November 25, 2006 were attributed to the following countries (in thousands):

	November 24, 2007	August 25, 2007

Long-lived assets
United States	$618,115	$585,149
Europe, Canada, and Mexico (1)	41,100	39,094
Total	$659,215	$624,243

Thirteen weeks ended	November 24, 2007	November 25, 2006

Revenues
United States	$224,450	$202,907
Europe, Canada, and Mexico (1)	22,810	19,470
Total	$247,260	$222,377

Income before income taxes
United States	$23,245	$19,197
Europe, Canada, and Mexico (1)	3,542	3,430
Total	$26,787	$22,627

(1)	No country accounts for greater than 10% of total long-lived assets or revenues.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR FOR FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and any documents incorporated by reference contain forward looking statements within the meaning of the federal securities laws. Forward looking statements contained in this Quarterly Report on Form 10-Q and any documents incorporated by reference are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Forward looking statements may be identified by words such as “estimates,” “anticipates,” “projects,” “plans,” “expects,” “intends,” “believes,” “seeks,” “could,” “should,” “may,” “will,” or the negative versions thereof, and similar expressions and by the context in which they are used. Such forward looking statements are based upon our current expectations and speak only as of the date made. Such statements are highly dependent upon a variety of risks, uncertainties and other important factors that could cause actual results to differ materially from those reflected in such forward looking statements. Such factors include, but are not limited to, uncertainties regarding our ability to consummate and successfully integrate acquired businesses, uncertainties regarding any existing or newly-discovered expenses and liabilities related to environmental compliance and remediation, our ability to compete successfully without any significant degradation in our margin rates, seasonal fluctuations in business levels, uncertainties regarding the price levels of natural gas, electricity, fuel and labor, the impact of negative economic conditions on our customers and such customers’ workforce, the continuing increase in domestic healthcare costs, demand and prices for our products and services, additional professional and internal costs necessary for compliance with recent and proposed future changes in Securities and Exchange Commission (including the Sarbanes-Oxley Act of 2002), New York Stock Exchange and accounting rules, strikes and unemployment levels, our efforts to evaluate and potentially reduce internal costs, economic and other developments associated with the war on terrorism and its impact on the economy and general economic conditions. We undertake no obligation to update any forward looking statements to reflect events or circumstances arising after the date on which such statements are made.

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

We continue to expand into additional geographic markets through acquisitions and organic growth. We currently service over 200,000 customer locations in the United States, Canada and Europe from approximately 200 customer service, distribution and manufacturing facilities.

As discussed and described in Note 10 to the Consolidated Financial Statements, we have five reporting segments: US and Canadian Rental and Cleaning, Manufacturing (MFG), Corporate, Specialty Garments and First Aid. We refer to the laundry locations of the US and Canadian Rental and Cleaning reporting segment as “industrial laundries” or “industrial laundry locations”, and to the US and Canadian Rental and Cleaning, MFG, and Corporate reporting segments combined as our “core laundry operations.”

Results of Operations

The amounts of revenues and certain expense items for the thirteen weeks ended November 24, 2007 and November 25, 2006, and the percentage changes in revenues and certain expense items as a percentage of total revenues between these periods are presented in the following table. Operating costs include merchandise costs related to the amortization of rental merchandise in service and direct sales, as well as labor and other production, service and delivery costs associated with operating our industrial laundries, Specialty Garments facilities, First Aid locations and our distribution center. Selling and administrative costs include costs related to our sales and marketing functions, as well as general and administrative costs associated with our corporate offices and operating locations; including information systems, engineering, materials management, manufacturing planning, finance, budgeting, and human resources.

	Thirteen weeks ended

(in thousands, except for percentages)	November 24, 2007	% of Revenues	November 25, 2006	% of Revenues	% Change

Revenues	$247,260	100.0%	$222,377	100.0%	11.2%

Costs and expenses:
Operating costs (1)	151,147	61.1	136,919	61.5	10.4
Selling and administrative expenses (1)	53,548	21.7	48,390	21.8	10.7
Depreciation and amortization	12,787	5.2	11,585	5.2	10.4
	217,482	88.0	196,894	88.5	10.5

Income from operations	29,778	12.0	25,483	11.5	16.8

Other expense (income)	2,991	1.2	2,856	1.3	4.6

Income before income taxes	26,787	10.8	22,627	10.2	18.4
Provision for income taxes	10,313	4.2	8,881	4.0	16.1

Net income	$16,474	6.7%	$13,746	6.2%	19.9%

(1) Exclusive of depreciation and amortization

General

We derive our revenues through the design, manufacture, personalization, rental, cleaning, delivering, and selling of a wide range of uniforms and protective clothing, including shirts, pants, jackets, coveralls, lab coats, smocks and aprons and specialized protective wear, such as flame resistant and high visibility garments. We also rent industrial wiping products, floor mats, facility service products, other non-garment items, and provide first aid cabinet services and other safety supplies, to a variety of manufacturers, retailers and service companies. We have five reporting segments: US and Canadian Rental and Cleaning, Manufacturing (“MFG”), Corporate, Specialty Garments Rental and Cleaning (“Specialty Garments”), and First Aid. We refer to the US and Canadian Rental and Cleaning, MFG and Corporate reporting segments combined as our “core laundry operations.”

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

Thirteen Weeks Ended November 24, 2007 Compared with Thirteen Weeks Ended November 25, 2006

Revenues

	November 24,	November 25,	Dollar	Percent
(In millions, except percentages)	2007	2006	Change	Change

Core Laundry Operations	$222.1	$197.5	$24.6	12.5%
Specialty Garments	17.3	17.2	0.1	0.4
First Aid	7.9	7.7	0.2	2.1
Consolidated total	$247.3	$222.4	$24.9	11.2%

For the thirteen weeks ended November 24, 2007, our consolidated revenues increased by $24.9 million from the comparable period in fiscal 2006, or 11.2%. This increase was primarily driven by growth in our core laundry operations, where revenues increased in the thirteen weeks ended November 24, 2007 by $24.6 million, or 12.5%, compared to the comparable period ended November 25, 2006. Revenues from our core laundry operations increased due to organic growth of 8.0%, acquisition-related growth of 3.4% and favorable exchange rate fluctuations accounting for the remaining 1.1%. Specialty Garments and First Aid revenues increased by 0.4% and 2.1%, respectively.

Operating costs

Operating costs decreased as a percentage of revenues from 61.5%, or $136.9 million, for the thirteen weeks ended November 25, 2006, to 61.1%, or $151.1 million, for the thirteen weeks ended November 24, 2007. This decrease was driven by lower merchandise costs in our core laundry business as a percentage of revenues compared to the first quarter of fiscal 2007. In addition, the strong revenue growth within our core laundry operations resulted in a decrease in certain production payroll costs as a percentage of revenue.

Selling and administrative expense

Our selling and administrative expenses decreased as a percentage of revenues to 21.7%, or $53.5 million, for the thirteen weeks ended November 24, 2007 from 21.8%, or $48.4 million, for the thirteen weeks ended November 25, 2006. This decrease was primarily due to the strong revenue growth within our core laundry operations, which resulted in a decrease in certain administrative payroll and other costs as a percentage of revenue. These benefits were substantially offset by higher selling payroll costs as well as higher healthcare costs. The growth within the selling payroll was due to management’s decision to continue to grow our sales force.

Depreciation and amortization

Our depreciation and amortization expense increased to $12.8 million for the thirteen weeks ended November 24, 2007 from $11.6 million for the thirteen weeks ended November 25, 2006. The increase in depreciation and amortization expense was due to capital expenditures and acquisitions activity. As a percentage of revenues, however, depreciation and amortization was 5.2% for both quarterly periods.

Income from Operations

For the thirteen weeks ended November 24, 2007 and November 25, 2006, the revenue growth in our core laundry operations, as well as the change in our costs, discussed above, resulted in the following changes in our income from operations:

	November 24,	November 25,	Dollar	Percent
(In millions, except percentages)	2007	2006	Change	Change

Core Laundry Operations	$27.7	$22.0	$5.7	26.1%
Specialty Garments	2.1	2.9	(0.8)	-29.7
First Aid	(0.0)	0.6	(0.6)	-100.5
Consolidated total	$29.8	$25.5	$4.3	16.9%

Other expense (income)

Other expense (income), which includes interest expense and interest income, was $3.0 million for the thirteen weeks ended November 24, 2007 as compared with $2.9 million for the thirteen weeks ended November 25, 2006. This increase was due to an increase in interest expense of $0.1 million. This increase was attributable to an increase in our average debt outstanding during the period related to our acquisition of Western Uniform & Towel Service. The average debt outstanding in the thirteen weeks ended November 24, 2007 was $220.3 million as compared to $208.7 million during the thirteen weeks ended November 25, 2006.

Provision for income taxes

Our effective income tax rate was 38.5% for the thirteen weeks ended November 24, 2007, as compared to 39.25% for the thirteen weeks ended November 25, 2006. The decrease was due to our utilization of net operating losses available in certain states.

Liquidity and Capital Resources

General. As of November 24, 2007, we had cash and cash equivalents of $17.3 million and working capital of $131.4 million. We believe that current cash and cash equivalent balances, cash generated from operations and amounts available under our Credit Agreement (defined below) will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months.

Sources and uses of cash. During the thirteen weeks ended November 24, 2007, we generated cash from operating activities of $25.1 million, resulting primarily from net income of $16.5 million, amounts charged for depreciation and amortization of $12.8 million, and increases in accounts payable and accrued liabilities of $8.1 million and accrued income taxes of $9.0 million, offset by increases in accounts receivable of $15.5 million, prepaid expenses of $2.0 million, rental merchandise in service of $4.4 million, and net inventories of $0.2 million. We used our cash to, among other things, fund $14.8 million in capital expenditures and fund the acquisitions of businesses of approximately $36.6 million. Our long-term debt increased by approximately $28.4 million as a result of $52.9 million of borrowings offset by $24.5 million of repayments during the thirteen weeks ended November 24, 2007.

Long-term debt and borrowing capacity. The Company has a $225.0 million unsecured revolving credit agreement (“Credit Agreement”) with a syndicate of banks, which matures on September 13, 2011. Under the Credit Agreement, the Company is able to borrow funds at variable interest rates based on the Eurodollar rate or the bank’s prime rate, as selected by the Company. Availability of credit requires compliance with certain financial and other covenants, including a maximum funded debt ratio and minimum interest coverage as defined in the Credit Agreement. The Company generally tests its compliance with these financial covenants on a fiscal quarterly basis. At November 24, 2007, the interest rates applicable to the Company’s borrowings under the Credit Agreement were calculated as LIBOR plus 50 basis points at the time of the respective borrowing and ranged from 5.16% to 5.38%. As of November 24, 2007, the Company had outstanding borrowings of approximately $58.6 million, letters of credit of $35.2 million and $131.2 million available for borrowing.

On June 14, 2004, the Company issued $75.0 million of fixed rate notes pursuant to a Note Purchase Agreement (“2004 Note Agreement”) with a seven year term (June 2011) bearing interest at 5.27% (“Fixed Rate Notes”). The Company also issued $90.0 million of floating rate notes which were repaid in September 2005 and September 2006.

On September 14, 2006, the Company issued $100.0 million of floating rates notes (“Floating Rate Notes”) pursuant to a Note Purchase Agreement (“2006 Note Agreement”). The Floating Rate Notes mature on September 14, 2013, bear interest at LIBOR plus 50 basis points and may be repaid at face value two years from the date of issuance. The proceeds from the issuance of the Floating Rate Notes were used to first repay the outstanding floating rate notes under the 2004 Note Agreement in the amount of $75.0 million and then to pay down outstanding amounts under the Credit Agreement.

As of November 24, 2007, the Company was in compliance with all covenants under the 2004 Note Agreement, 2006 Note Agreement and the Credit Agreement.

Commitments and Contingencies

We are subject to various federal, state and local laws and regulations governing, among other things, the generation, handling, storage, transportation, treatment and disposal of hazardous wastes and other substances. In particular, industrial laundries currently use and must dispose of detergent waste water and other residues, and, in the past, used perchloroethylene and other dry cleaning solvents. We are attentive to the environmental concerns surrounding the disposal of these materials and have, through the years, taken measures to avoid their improper disposal. In the past, we have settled, or contributed to the settlement of, actions or claims brought against us relating to the disposal of hazardous materials and there can be no assurance that we will not have to expend material amounts to remediate the consequences of any such disposal in the future.

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

For environmental liabilities that have been discounted, we include interest accretion, based on the effective interest method, in operating costs on the consolidated statements of income. The changes to our environmental liabilities for the thirteen weeks ended November 24, 2007 are as follows (in thousands):

November 24, 2007
Beginning balance as of August 25, 2007	$15,683
Costs incurred for which reserves have been provided	(830)
Insurance proceeds received	42
Interest accretion	196
Balance as of November 24, 2007	$15,091

Anticipated payments and insurance proceeds of currently identified environmental remediation liabilities as of November 24, 2007, for the next five fiscal years and thereafter, as measured in current dollars, are reflected below (in thousands).

Fiscal year ended August	2008	2009	2010	2011	2012	Thereafter	Total
Estimated costs – current dollars	$5,836	$2,436	$1,456	$1,041	$996	$10,750	$22,515

Estimated insurance proceeds	(224)	(266)	(266)	(274)	(266)	(3,874)	(5,170)

Net anticipated costs	$5,612	$2,170	$1,190	$767	$730	$6,876	$17,345

Effect of Inflation							3,781
Effect of Discounting							(6,035)

Balance as of August 25, 2007							$15,091

Estimated insurance proceeds are primarily received from an annuity received as part of a legal settlement with an insurance company. Annual proceeds of approximately $0.3 million are deposited into an escrow account which funds remediation and monitoring costs for three sites related to former operations in Williamstown, Vermont. Annual proceeds received but not expended in the current year accumulate in this account and may be used in future years for costs related to this site through the year 2027. As of November 24, 2007, the balance in this escrow account, which is held in a trust and is not recorded on our consolidated balance sheet, was approximately $2.2 million. Also included in estimated insurance proceeds are amounts we are entitled to receive pursuant to legal settlements as reimbursements from three insurance companies for estimated costs at the site in Uvalde, Texas.

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

Recent Accounting Pronouncements

On August 26, 2007, we adopted FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FAS No. 109, Accounting for Income Taxes.  FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  There were no adjustments to our Consolidated Financial Statements as a result of the implementation of FIN No. 48. Our adoption of FIN No. 48 is more fully described in Note 6 to the Consolidated Financial Statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. This statement is effective for fiscal years beginning after November 15, 2007, and all interim periods within those fiscal years and must be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. We are currently evaluating the impact SFAS No 157 will have on our Consolidated Financial Statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits an entity to measure certain financial assets and financial liabilities at fair value. Under SFAS No. 159, entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with a few exceptions, as long as it is applied to the instrument in its entirety. The fair value option election is irrevocable, unless a new election date occurs. SFAS No. 159 also establishes presentation and disclosure requirements to help financial statement users understand the effect of the entity's election on its earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, and we do not expect that its adoption will have a material effect on our Consolidated Financial Statements.

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

Goodwill, Intangibles and Other Long-Lived Assets

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized. SFAS No. 142 requires that companies test goodwill for impairment on an annual basis. In addition, SFAS No. 142 also requires that companies test goodwill if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit to which goodwill is assigned below its carrying amount. Our evaluation considers changes in the operating environment, competitive information, market trends, operating performance and cash flow modeling. We complete our annual impairment test in the fourth quarter of each fiscal year and there were no impairments of goodwill in the year ended August 25, 2007 and no events or circumstances in the thirteen weeks ended November 24, 2007 that would indicate that there may have been any impairment of goodwill during such period. Future events could cause us to conclude that impairment indicators exist and that goodwill or other intangibles associated with previously acquired businesses are impaired. Any resulting impairment loss could have a material impact on our financial condition and results of operations.

Property and equipment and definite-lived intangible assets are depreciated or amortized over their useful lives. Useful lives are based on our estimates of the period that the assets will generate revenue. Long-lived assets are evaluated for impairment whenever events and circumstances indicate an asset may be impaired. There were no material impairments of property and equipment or definite-lived intangible assets in the thirteen weeks ended November 24, 2007 or the year ended August 25, 2007.

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

Supplemental Executive Retirement Plan and other Pension Plans

We account for our Supplemental Executive Retirement Plan and other pension plans in accordance with SFAS No. 87, Employer’s Accounting for Pension, as amended by SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. Under SFAS No. 87, pension expense is recognized on an accrual basis over employees’ estimated service periods. Pension expense calculated under SFAS No. 87 is generally independent of funding decisions or requirements.

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

On August 26, 2007, we adopted FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, which fundamentally changed the way we are required to treat our uncertain tax positions for financial accounting purposes. Refer to “Recent Accounting Pronouncements”, in Note 1 to the Consolidated Financial Statements and Note 6, “Income Taxes”, for further discussion regarding our adoption of FIN No. 48.

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

Energy Costs

Significant increases in energy costs, specifically natural gas and gasoline, can materially affect our results of operations and financial condition.

Contractual Obligations and Other Commercial Commitments

As of November 24, 2007, there were no material changes in our contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended August 25, 2007.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

We have determined that all of our foreign subsidiaries operate primarily in local currencies that represent the functional currencies of the subsidiaries. All assets and liabilities of our foreign subsidiaries are translated into U.S. dollars using the exchange rate prevailing at the balance sheet date. The effect of exchange rate fluctuations on the translation of assets and liabilities are recorded as a component of stockholders’ equity. Income and expense accounts are translated at average exchange rates during the year. As such, our financial condition and operating results are affected by fluctuations in the value of the U.S. dollar as compared to currencies in foreign countries. Revenue denominated in currencies other than the U.S. dollar represented approximately 9% of total consolidated revenues for the thirteen weeks ended November 24, 2007, and total assets denominated in currencies other than the U.S. dollar represented approximately 9% of total consolidated assets at November 24, 2007. If exchange rates had changed by 10% from the actual rates in effect during the thirteen weeks ended and as of November 24, 2007, our revenues and assets for the thirteen weeks ended and as of November 24, 2007 would have changed by approximately $2.3 million and $8.4 million, respectively.

We do not operate a hedging program to mitigate the effect of a significant rapid change in the value of the Canadian Dollar, Euro, British Pound, or Mexican Peso as compared to the U.S. dollar. Any gains or losses resulting from foreign currency transactions, including exchange rate fluctuations on intercompany accounts, are reported as transaction gains (losses) in selling and administrative expenses. The intercompany payables and receivables are denominated in Canadian Dollars, Euros, British Pounds and Mexican Pesos. During the thirteen weeks ended November 24, 2007, transaction gains included in selling and administrative expenses were approximately $0.5 million. If the exchange rates had changed by 10% during the thirteen weeks ended November 24, 2007, we would have recognized an exchange gain or loss in other income (expense) of approximately $0.1 million.

Interest Rate Sensitivity

We are exposed to market risk from changes in interest rates which may adversely affect our financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, we manage these exposures through our regular operating and financing activities. We are exposed to interest rate risk primarily through our borrowings under our $225.0 million Credit Agreement with a syndicate of banks and our 2006 Floating Rate Notes which were purchased by a group of insurance companies pursuant to our 2006 Note Agreement. Under both agreements, we borrow funds at variable interest rates based on the Eurodollar rate or LIBOR rates. If the LIBOR and Eurodollar rates fluctuated by 10% from the actual rates in effect during the thirteen weeks ended November 24, 2007, our interest expense would have increased or decreased, as applicable, by approximately $0.3 million from the interest expense recognized for the thirteen weeks ended November 24, 2007.

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

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the first quarter of fiscal year 2008 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are subject to legal proceedings and claims arising from the conduct of our business operations, including personal injury, customer contract, employment claims and environmental matters as described in the Consolidated Financial Statements above. We maintain insurance coverage providing indemnification against the majority of such claims, and we do not expect that we will sustain any material loss as a result thereof. Refer to Note 5, “Commitments and Contingencies,” to the Consolidated Financial Statements for further discussion.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended August 25, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

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

January 3, 2008	UniFirst Corporation
	By:	/s/ Ronald D. Croatti
Ronald D. Croatti
President and Chief Executive Officer

January 3, 2008	UniFirst Corporation
	By:	/s/ John B. Bartlett
John B. Bartlett
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

*	31.1 Rule 13a-14(a)/15d-14(a) certification of Ronald D. Croatti

*	31.2 Rule 13a-14(a)/15d-14(a) certification of John B. Bartlett

**	32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**	32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

**	Furnished herewith