Form 10-Q
period 2008-03-01
UNIFIRST CORP
filed 2008-04-10
CIK 717954

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 1, 2008

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

Yes ☒       No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The number of outstanding shares of UniFirst Corporation Common Stock and Class B Common Stock at April 4, 2008 were 14,364,849 and 4,937,449, respectively.

UniFirst Corporation

Quarterly Report on Form 10-Q

For the Quarter ended March 1, 2008

Table of Contents

Part I – FINANCIAL INFORMATION

Item 1 - Financial Statements

Consolidated Statements of Income for the fourteen and twenty-seven weeks ended March 1, 2008 and the thirteen and twenty-six weeks ended February 24, 2007

Consolidated Balance Sheets as of March 1, 2008 and August 25, 2007

Consolidated Statements of Cash Flows for the twenty-seven weeks ended March 1, 2008 and the twenty-six weeks ended February 24, 2007

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
Ex-31.1 Section 302 Certification of CEO
Ex-31.2 Section 302 Certification of CFO
Ex-32.1 Section 906 Certification of CEO
Ex-32.2 Section 906 Certification of CFO

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UniFirst Corporation and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Fourteen weeks ended	Thirteen weeks ended	Twenty-seven weeks ended	Twenty-six weeks ended
	March 1,	February 24,	March 1,	February 24,
(In thousands, except share and per share data)	2008	2007	2008	2007

Revenues	$270,288	$222,367	$517,548	$444,744

Costs and expenses:
Operating costs (1)	172,481	146,190	323,628	283,109
Selling and administrative expenses (1)	56,066	50,441	109,614	98,831
Depreciation and amortization	14,115	11,819	26,902	23,404
	242,662	208,450	460,144	405,344

Income from operations	27,626	13,917	57,404	39,400

Other expense (income):
Interest expense	3,359	2,998	6,863	6,320
Interest income	(580)	(538)	(1,093)	(1,004)
	2,779	2,460	5,770	5,316

Income before income taxes	24,847	11,457	51,634	34,084
Provision for income taxes	9,566	4,497	19,879	13,378

Net income	$15,281	$6,960	$31,755	$20,706

Income per share – Basic:
Common Stock	$0.83	$0.38	$1.73	$1.13
Class B Common Stock	$0.67	$0.30	$1.39	$0.91

Income per share – Diluted:
Common Stock	$0.79	$0.36	$1.64	$1.07

Weighted average number of shares outstanding – Basic:
Common Stock	14,359	14,319	14,356	14,313
Class B Common Stock	4,937	4,939	4,937	4,940
	19,296	19,258	19,293	19,253

Weighted average number of shares outstanding – Diluted:
Common Stock	19,366	19,362	19,365	19,336

Dividends per share:
Common Stock	$0.0375	$0.0375	$0.0750	$0.0750
Class B Common Stock	$0.0300	$0.0300	$0.0600	$0.0600

(1) Exclusive of depreciation on the Company’s fixed assets and amortization of its intangible assets.

The accompanying notes are an integral part of these

consolidated financial statements.

UniFirst Corporation and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

(In thousands, except share data)	March 1, 2008	August 25, 2007 (a)
Assets
Cash and cash equivalents	$23,109	$12,698
Receivables, less reserves of $5,286 and $4,144, respectively	104,674	91,906
Inventories	46,460	44,282
Rental merchandise in service	90,743	86,129
Prepaid and deferred income taxes	13,779	13,399
Prepaid expenses	3,921	1,807

Total current assets	282,686	250,221

Property and equipment:
Land, buildings and leasehold improvements	300,698	286,255
Machinery and equipment	315,060	299,831
Motor vehicles	102,172	95,214

	717,930	681,300
Less -- accumulated depreciation	366,316	347,233

	351,614	334,067

Goodwill	245,901	224,366
Customer contracts, net	61,084	56,558
Other intangible assets, net	5,989	5,506
Other assets	3,739	3,746
	$951,013	$874,464

Liabilities and shareholders' equity
Current liabilities:
Current maturities of long-term obligations	$287	$539
Accounts payable	51,189	45,297
Accrued liabilities	92,402	86,283
Accrued income taxes	6,334	—

Total current liabilities	150,212	132,119

Long-term obligations, net of current maturities	229,579	205,510
Deferred income taxes	39,807	39,508

Commitments and contingencies (Note 6)
Shareholders' equity:
Preferred stock, $1.00 par value; 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $0.10 par value; 30,000,000 shares authorized; 14,364,349 and 14,351,849 issued and outstanding, respectively	1,436	1,435
Class B Common Stock, $0.10 par value; 20,000,000 shares authorized; 4,937,449 and 4,937,449 issued and outstanding, respectively	494	494
Capital surplus	17,246	16,332
Retained earnings	504,316	473,934
Accumulated other comprehensive income	7,923	5,132

Total shareholders' equity	531,415	497,327

	$951,013	$874,464

(a) Derived from audited financial statements

The accompanying notes are an integral part of these

consolidated financial statements.

UniFirst Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Twenty-seven weeks ended	Twenty-six weeks ended
(In thousands)	March 1, 2008	February 24, 2007
Cash flows from operating activities:
Net income	$31,755	$20,706
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	23,062	19,839
Amortization of intangible assets	3,840	3,565
Amortization of deferred financing costs	133	1,029
Deferred income taxes	(154)	127
Stock-based compensation	756	469
Accretion on asset retirement obligations	247	215
Changes in assets and liabilities, net of acquisitions:
Receivables	(10,540)	(7,850)
Inventories	(1,909)	(3,260)
Rental merchandise in service	(1,505)	4,259
Prepaid expenses	(2,110)	(1,169)
Accounts payable	5,655	(961)
Accrued liabilities	3,274	6,724
Accrued income taxes	7,218	(4,045)
Net cash provided by operating activities	59,722	39,648

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(37,019)	(5,748)
Capital expenditures	(35,307)	(25,919)
Other	78	1,109
Net cash used in investing activities	(72,248)	(30,558)

Cash flows from financing activities:
Proceeds from long-term obligations	80,493	102,559
Payments on long-term obligations	(56,656)	(103,913)
Payment of deferred financing costs	—	(1,179)
Proceeds from exercise of Common Stock options	118	306
Payment of cash dividends	(1,373)	(1,369)
Net cash provided by (used in) financing activities	22,582	(3,596)

Effect of exchange rate changes	355	(1,637)

Net increase in cash and cash equivalents	10,411	3,857
Cash and cash equivalents at beginning of period	12,698	8,302

Cash and cash equivalents at end of period	$23,109	$12,159

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

As discussed and described in Note 11 to the Consolidated Financial Statements, the Company has five reporting segments: US and Canadian Rental and Cleaning, Manufacturing (“MFG”), Specialty Garments Rental and Cleaning (“Specialty Garments”), First Aid and Corporate. The operations of the US and Canadian Rental and Cleaning reporting segment are referred to by the Company as its “industrial laundry operations” and the locations related to this reporting segment are referred to as “industrial laundries”. The Company refers to its US and Canadian Rental and Cleaning, MFG, and Corporate segments combined as its “core laundry operations”.

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

Fiscal Year

The Company’s fiscal year ends on the last Saturday in August. For financial reporting purposes, fiscal 2008 will consist of 53 weeks, whereas fiscal 2007 consisted of 52 weeks. The additional week is included in the second quarter of fiscal 2008. As a result, the quarterly and six-month periods ended March 1, 2008 consisted of 14 weeks and 27 weeks, respectively, as compared to the quarterly and six-month periods ended February 24, 2007 which consisted of 13 weeks and 26 weeks, respectively.

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

Rental merchandise in service is amortized, primarily on a straight-line basis, over the estimated service lives of the merchandise, which range from 6 to 36 months. In establishing estimated lives for merchandise in service, management considers historical experience and the intended use of the merchandise. Material differences may result in the amount and timing of operating profit for any period if management makes significant changes to these estimates.

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

In accordance with Statements of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets, including property and equipment, are evaluated for impairment whenever events or circumstances indicate an asset may be impaired. There were no material impairments of property and equipment in the twenty-seven weeks ended March 1, 2008 or the year ended August 25, 2007.

Goodwill and Other Intangible Assets

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized. SFAS No. 142 requires that companies test goodwill for impairment on an annual basis. Management completes its annual impairment test in the fourth quarter of each fiscal year. In addition, SFAS No. 142 also requires that companies test goodwill if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit to which goodwill is assigned below its carrying amount. The Company’s evaluation considers changes in the operating environment, competitive information, market trends, operating performance and cash flow modeling. There were no impairments of goodwill in the year ended August 25, 2007 and no events or circumstances in the twenty-seven weeks ended March 1, 2008 that would indicate that there may have been any impairment of goodwill during such period. Future events could cause management to conclude that impairment indicators exist and that goodwill or other intangibles associated with previously acquired businesses are impaired. Any resulting impairment loss could have a material impact on the Company’s financial condition and results of operations.

Definite-lived intangible assets are amortized over their useful lives, which are based on management’s estimates of the period that the assets will generate revenue. Definite-lived intangible assets are evaluated for impairment in accordance with SFAS No. 144. There were no impairments of definite-lived intangible assets in the twenty-seven weeks ended March 1, 2008 or the year ended August 25, 2007.

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

The estimated liability for environmental contingencies has been discounted using risk-free interest rates ranging from 4% to 5% over periods ranging from ten to thirty years. The estimated current costs, net of legal settlements with insurance carriers, have been adjusted for the estimated impact of inflation at 3% per year. Changes in enacted laws, regulatory orders or decrees, management’s estimates of costs, insurance proceeds, participation by other parties, the timing of payments and the input of outside consultants and attorneys based on changing legal or factual circumstances could have a material impact on the amounts recorded for environmental and other contingent liabilities. Refer to Note 6 of the Consolidated Financial Statements for additional discussion and analysis.

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

Supplemental Executive Retirement Plan and other Pension Plans

The Company accounts for its Supplemental Executive Retirement Plan and other pension plans in accordance with SFAS No. 87, Employers’ Accounting for Pensions, as amended by SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. Under SFAS No. 87, pension expense is recognized on an accrual basis over employees’ estimated service periods. Pension expense calculated under SFAS No. 87 is generally independent of funding decisions or requirements.

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

On August 26, 2007, the Company adopted FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109, which fundamentally changed the way the Company is required to treat its uncertain tax positions for financial accounting purposes. Refer to “Recent Accounting Pronouncements”, in this Note 1 to the Consolidated Financial Statements and Note 7, “Income Taxes”, for further discussion regarding the Company’s adoption of FIN No. 48.

Net Income Per Share

The Company computes net income per share under the provisions of SFAS No. 128, Earnings per Share, and Emerging Issues Task Force (“EITF”) Issue No. 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128. EITF Issue No. 03-6 requires that income per share for each class of common stock be calculated assuming 100% of the Company’s earnings are distributed as dividends to each class of common stock based on their respective dividend rights, even though the Company does not anticipate distributing 100% of its earnings as dividends. The Common Stock of the Company has a 25% dividend preference to the Class B Common Stock. The effective result is that the basic earnings per share for the Common Stock will be 25% greater than the basic earnings per share of the Class B Common Stock.

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

The following table shows how net income is allocated using this method (in thousands):

	Fourteen weeks ended	Thirteen weeks ended	Twenty-seven weeks ended	Twenty-six weeks ended
	March 1,	February 24,	March 1,	February 24,
	2008	2007	2008	2007

Net income available to shareholders	$15,281	$6,960	$31,755	$20,706

Allocation of net income for Basic:
Common Stock	$11,984	$5,455	$24,903	$16,226
Class B Common Stock	3,297	1,505	6,852	4,480
	$15,281	$6,960	$31,755	$20,706

The diluted earnings per share calculation assumes the conversion of all the Company’s Class B Common Stock into Common Stock, so no allocation of earnings to Class B Common Stock is required.

The following table illustrates the weighted average number of Common and Class B Common shares outstanding during the fourteen and twenty-seven weeks ended March 1, 2008 and the thirteen and twenty-six weeks ended February 24, 2007 and is utilized in the calculation of earnings per share (in thousands):

	Fourteen weeks ended	Thirteen weeks ended	Twenty-seven weeks ended	Twenty-six weeks ended
	March 1,	February 24,	March 1,	February 24,
	2008	2007	2008	2007

Weighted average number of Common shares — Basic	14,359	14,319	14,356	14,313
Add: effect of dilutive potential common shares — Common Stock options and restricted stock	70	104	72	83
Add: effect assuming conversion of Class B Common shares into Common Stock	4,937	4,939	4,937	4,940

Weighted average number of Common shares — Diluted	19,366	19,362	19,365	19,336

Weighted average number of Class B Common shares — Basic	4,937	4,939	4,937	4,940

Stock options to purchase 16,500 shares of Common Stock were not included in the calculation of diluted earnings per share for the fourteen and twenty-seven weeks ended March 1, 2008 because they were anti-dilutive. For the thirteen and twenty-six weeks ended February 24, 2007, there were no shares of Common Stock excluded from the calculation of diluted earnings per share as they were not anti-dilutive.

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

Compensation expense for all option grants is recognized ratably over the related vesting period. Certain options were granted during fiscal 2008, 2007, 2006 and 2005 to non-employee members of the Board of Directors of the Company, which were fully vested upon grant and expire eight years after the grant date. Compensation expense related to the fiscal 2008, 2007 and 2006 grants were recognized on the date of grant. Stock-based compensation, as accounted for under SFAS 123(r), has been recorded in the consolidated statements of operations in operating costs and selling and administrative expenses.

For the fourteen and twenty-seven weeks ended March 1, 2008, there were 6,000 and 6,500 shares of Common Stock issued as a result of the exercise of Common Stock options, respectively. For the thirteen and twenty-six weeks ended February 24, 2007, there were 20,275 and 19,350 shares of Common Stock issued as a result of the exercise of Common Stock options, respectively.

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

The Company included in selling and administrative expenses its net foreign currency transaction gains (losses) totaling ($0.0) million and $0.4 million for the fourteen and twenty-seven weeks ended March 1, 2008, respectively, and net foreign currency transaction gains totaling $0.1 million and $0.0 million for the thirteen and twenty-six weeks ended February 24, 2007, respectively.

Recent Accounting Pronouncements

On August 26, 2007, the Company adopted FIN No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FAS No. 109, Accounting for Income Taxes.  FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  There were no significant adjustments to the Company’s Consolidated Financial Statements as a result of the implementation of FIN No. 48.  The Company’s adoption of FIN No. 48 is more fully described in Note 7 to the Consolidated Financial Statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. This statement is effective for fiscal years beginning after November 15, 2007, and all interim periods within those fiscal years and must be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. However, on February 12, 2008, the FASB issued Staff Position 157-2 which delays the effective date of Statement 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. For items within its scope, this Staff Position defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008. The Company is currently evaluating the impact SFAS No. 157 will have on its Consolidated Financial Statements.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, (“SFAS No. 141R”). SFAS No. 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008. Early adoption is not permitted. The Company is currently evaluating the impact, if any, this statement will have on its Consolidated Financial Statements.

2. Acquisitions

During the twenty-seven weeks ended March 1, 2008, the Company completed 4 acquisitions with an aggregate purchase price of approximately $37.0 million. The results of operations of these acquisitions have been included in the Company’s consolidated financial results since their respective acquisition dates. None of these acquisitions was significant, individually or in the aggregate, in relation to the Company’s consolidated financial results and, therefore, pro forma financial information has not been presented.

3. Derivative Instruments and Hedging Activities

The Company accounts for its derivative instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. In January 2008, the Company entered into an interest rate swap agreement to manage its exposure to interest rate movements and the related effect on its variable rate debt. The Company concluded that the interest rate swap met the criteria to qualify as a cash flow hedge under SFAS No. 133. Accordingly, the Company has reflected all changes in the fair value of the swap agreement in accumulated other comprehensive income, a component of shareholders’ equity. The swap agreement, with a notional amount of $100.0 million, matures on March 14, 2011. The Company will pay a fixed rate of 3.51% and receive a variable rate tied to the three month LIBOR rate. For both the fourteen and twenty-seven weeks ended March 1, 2008, the Company recorded in accumulated other comprehensive income a loss of $1.4 million related to the change in the fair value of this interest rate swap, net of the recorded income tax benefit.

4. Employee Benefit Plans

Defined Contribution Retirement Savings Plan

The Company has a defined contribution retirement savings plan with a 401(k) feature for all eligible employees not under collective bargaining agreements. The Company matches a portion of the employee’s contribution and can make an additional contribution at its discretion. Contributions charged to expense under the plan for the fourteen weeks ended March 1, 2008 and the thirteen weeks ended February 24, 2007 were $ 2.8 and $2.3 million, respectively. Contributions charged to expense under the plan for the twenty-seven weeks ended March 1, 2008 and the twenty-six weeks ended February 24, 2007 were $5.4 and $4.6 million, respectively.

Supplemental Executive Retirement Plan and Other Pension Plans

The Company maintains an unfunded Supplemental Executive Retirement Plan (“SERP”) for certain eligible employees of the Company, a non-contributory defined benefit pension plan (“UniFirst Plan”) covering union employees at one of its locations, and a frozen pension plan (“Textilease Plan”) the Company assumed in connection with its acquisition of Textilease Corporation in fiscal 2004. For both the fourteen weeks ended March 1, 2008 and the thirteen weeks ended February 24, 2007, the amounts charged to expense related to these plans was $0.4 million. For both the twenty-seven weeks ended March 1, 2008 and the twenty-six weeks ended February 24, 2007, the amounts charged to expense related to these plans was $0.7 million.

5. Asset Retirement Obligations

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

A reconciliation of the Company’s liability is as follows (in thousands):

Beginning balance as of August 25, 2007	$7,437
Accretion expense	247
Asset retirement costs incurred	(12)
Ending balance as of March 1, 2008	$7,672

As of March 1, 2008, the $7.6 million asset retirement obligation is included in accrued liabilities in the accompanying consolidated balance sheet.

6. Commitments and Contingencies

The Company and its operations are subject to various federal, state and local laws and regulations governing, among other things, the generation, handling, storage, transportation, treatment and disposal of hazardous waste and other substances. In particular, industrial laundries use and must dispose of detergent waste water and other residues, and, in the past, used perchloroethylene and other dry cleaning solvents. The Company is attentive to the environmental concerns surrounding the disposal of these materials and has, through the years, taken measures to avoid their improper disposal. In the past, the Company has settled, or contributed to the settlement of, actions or claims brought against the Company relating to the disposal of hazardous materials and there can be no assurance that the Company will not have to expend material amounts to remediate the consequences of any such disposal in the future.

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

For environmental liabilities that have been discounted, the Company includes interest accretion, based on the effective interest method, in operating costs on the consolidated statements of income. The changes to the Company’s environmental liabilities for the twenty-seven weeks ended March 1, 2008 are as follows (in thousands):

Beginning balance as of August 25, 2007	$15,683
Costs incurred for which reserves have been provided	(1,730)
Insurance proceeds received	65
Interest accretion	392
Balance as of March 1, 2008	$14,410

Anticipated payments and insurance proceeds of currently identified environmental remediation liabilities as of March 1, 2008, for the next five fiscal years and thereafter, as measured in current dollars, are reflected below (in thousands).

Fiscal year ended August	2008	2009	2010	2011	2012	Thereafter	Total
Estimated costs – current dollars	$4,936	2,436	1,456	1,041	996	10,750	21,615

Estimated insurance proceeds	(201)	(266)	(266)	(273)	(266)	(3,874)	(5,146)

Net anticipated costs	$4,735	2,170	1,190	768	730	6,876	16,469

Effect of Inflation							3,976
Effect of Discounting							(6,035)

Balance as of March 1, 2008							14,410

Estimated insurance proceeds are primarily received from an annuity received as part of a legal settlement with an insurance company. Annual proceeds of approximately $0.3 million are deposited into an escrow account which funds remediation and monitoring costs for three sites related to former operations in Williamstown, Vermont. Annual proceeds received but not expended in the current year accumulate in this account and may be used in future years for costs related to this site through the year 2027. As of March 1, 2008, the balance in this escrow account, which is held in a trust and is not recorded on the Company’s consolidated balance sheet, was approximately $2.3 million. Also included in estimated insurance proceeds are amounts the Company is entitled to receive pursuant to legal settlements as reimbursements from three insurance companies for estimated costs at the site in Uvalde, Texas.

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

7. Income Taxes

The Company’s effective income tax rate was 38.5% for the fourteen and twenty-seven weeks ended March 1, 2008 as compared to 39.3% for the thirteen and twenty-six weeks ended February 24, 2007. The decrease in the effective tax rate from the prior year was due to the Company’s utilization of net operating losses available in certain states.

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

As of August 26, 2007, there was $3.2 million in total unrecognized tax benefits, which if recognized, would favorably impact the Company’s effective tax rate.  The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense which is consistent with the recognition of these items in prior reporting periods. As of August 26, 2007, the Company had accrued a total of $1.1 million in interest and penalties in its current accrued liabilities. As of March 1, 2008, there have been no material changes in the amount of unrecognized tax benefits, or the amount of accrued interest and penalties.

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

8. Long-Term Obligations

The Company has a $225.0 million unsecured revolving credit agreement (“Credit Agreement”) with a syndicate of banks, which matures on September 13, 2011. Under the Credit Agreement, the Company is able to borrow funds at variable interest rates based on the Eurodollar rate or the bank’s prime rate, as selected by the Company. Availability of credit requires compliance with certain financial and other covenants, including a maximum funded debt ratio and minimum interest coverage as defined in the Credit Agreement. The Company generally tests its compliance with these financial covenants on a fiscal quarterly basis. At March 1, 2008, the interest rates applicable to the Company’s borrowings under the Credit Agreement were calculated as LIBOR plus 50 basis points at the time of the respective borrowing and ranged from 3.62% to 3.68%. As of March 1, 2008, the Company had outstanding borrowings of approximately $51.4 million, letters of credit of $32.3 million and $141.3 million available for borrowing.

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

As of March 1, 2008, the Company was in compliance with all covenants under the 2004 Note Agreement, 2006 Note Agreement and the Credit Agreement.

In January 2008, the Company entered into an interest rate swap agreement to manage its exposure to interest rate movements and the related effect on its variable rate debt. The swap agreement, with a notional amount of $100.0 million, matures on March 14, 2011. The Company will pay a fixed rate of 3.51% and receive a variable rate tied to the three month LIBOR rate. The Company has accounted for this instrument as a cash flow hedge under SFAS No. 133 and as a result, has recorded all changes in the fair value of the swap agreement in accumulated other comprehensive income, a component of shareholders’ equity. For additional details on the interest rate swap, see Note 3 to these Consolidated Financial Statements.

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

For the twenty-seven weeks ended March 1, 2008, there were no shares of Class B Common Stock converted to Common Stock. For the twenty-six weeks ended February 24, 2007, there were 3,000 shares of Class B Common Stock converted to Common Stock.

10. Comprehensive Income

The components of comprehensive income are as follows (in thousands):

	Fourteen weeks ended	Thirteen weeks ended	Twenty-seven weeks ended	Twenty-six weeks ended
	March 1,	February 24,	March 1,	February 24,
	2008	2007	2008	2007

Net income	$15,281	$6,960	$31,755	$20,706
Other comprehensive income (loss):
Foreign currency translation adjustments	737	(811)	4,154	(1,637)
Change in value of interest rate swap, net	(1,363)	—	(1,363)	—

Comprehensive income	$14,655	$6,149	$34,546	$19,069

11. Segment Reporting

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

The Company refers to the US and Canadian Rental and Cleaning, MFG, and Corporate reporting segments combined as its “core laundry operations,” which is included as a subtotal in the following table (in thousands):

	US and
	Canadian				Subtotal
	Rental and		Net Interco		Core Laundry	Specialty
	Cleaning	MFG	MFG Elim	Corporate	Operations	Garments	First Aid	Total
Fourteen weeks ended
March 1, 2008
Revenues	$242,269	$21,106	$(21,106)	$2,276	$244,545	$17,127	$8,616	$270,288

Income (loss) from operations	$37,077	$6,680	$374	$(17,181)	$26,950	$364	$312	$27,626

Interest (income) expense, net	$(633)	$—	$—	$3,412	$2,779	$—	$—	$2,779

Income (loss) before taxes	$37,710	$6,680	$374	$(20,593)	$24,171	$364	$312	$24,847

Thirteen weeks ended
February 24, 2007
Revenues	$200,023	$20,046	$(20,046)	$2,027	$202,050	$12,924	$7,393	$222,367

Income (loss) from operations	$23,919	$6,396	$(4)	$(16,005)	$14,306	$(450)	$61	$13,917

Interest (income) expense, net	$(488)	$—	$—	$2,948	$2,460	$—	$—	$2,460

Income (loss) before taxes	$24,407	$6,396	$(4)	$(18,953)	$11,846	$(450)	$61	$11,457

	US and
	Canadian				Subtotal
	Rental and		Net Interco		Core Laundry	Specialty
	Cleaning	MFG	MFG Elim	Corporate	Operations	Garments	First Aid	Total
Twenty-seven weeks ended
March 1, 2008
Revenues	$461,933	$44,920	$(44,920)	$4,724	$466,657	$34,382	$16,509	$517,548

Income (loss) from operations	$74,167	$15,608	$(1,707)	$(33,392)	$54,676	$2,419	$309	$57,404

Interest (income) expense, net	$(1,143)	$—	$—	$6,913	$5,770	$—	$—	$5,770

Income (loss) before taxes	$75,310	$15,608	$(1,707)	$(40,305)	$48,906	$2,419	$309	$51,634

Twenty-six weeks ended
February 24, 2007
Revenues	$395,506	$43,015	$(43,015)	$4,008	$399,514	$30,104	$15,126	$444,744

Income (loss) from operations	$55,067	$14,695	$(2,274)	$(31,213)	$36,275	$2,495	$630	$39,400

Interest (income) expense, net	$(931)	$—	$—	$6,247	$5,316	$—	$—	$5,316

Income (loss) before taxes	$55,998	$14,695	$(2,274)	$(37,460)	$30,959	$2,495	$630	$34,084

The Company’s long-lived assets as of March 1, 2008 and August 25, 2007, revenues for the periods ended March 1, 2008 and February 24, 2007, and income before income taxes for the periods ended March 1, 2008 and February 24, 2007 were attributed to the following countries (in thousands):

	March 1, 2008	August 25, 2007

Long-lived assets
United States	$624,695	$585,149
Europe, Canada, and Mexico (1)	43,632	39,094
Total	$668,327	$624,243

	Fourteen weeks ended	Thirteen weeks ended	Twenty-seven weeks ended	Twenty-six weeks ended
	March 1,	February 24,	March 1,	February 24,
	2008	2007	2008	2007

Revenues:
United States	$244,868	$203,322	$469,318	$406,229
Europe, Canada, and Mexico (1)	25,420	19,045	48,230	38,515
	$270,288	$222,367	$517,548	$444,744

Income before income taxes:
United States	$20,791	$8,896	$44,036	$28,092
Europe, Canada, and Mexico (1)	4,056	2,561	7,598	5,992
	$24,847	$11,457	$51,634	$34,084

(1)	No country accounts for greater than 10% of total long-lived assets, revenues, or income before income taxes..

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

As discussed and described in Note 11 to the Consolidated Financial Statements, we have five reporting segments: US and Canadian Rental and Cleaning, Manufacturing (MFG), Corporate, Specialty Garments and First Aid. We refer to the laundry locations of the US and Canadian Rental and Cleaning reporting segment as “industrial laundries” or “industrial laundry locations”, and to the US and Canadian Rental and Cleaning, MFG, and Corporate reporting segments combined as our “core laundry operations.”

Results of Operations

The amounts of revenues and certain expense items for the fourteen and twenty-seven weeks ended March 1, 2008 and the thirteen and twenty-six weeks ended February 24, 2007, and the percentage changes in revenues and certain expense items as a percentage of total revenues between these periods are presented in the following table. Operating costs include merchandise costs related to the amortization of rental merchandise in service and direct sales, as well as labor and other production, service and delivery costs associated with operating our industrial laundries, Specialty Garments facilities, First Aid locations and our distribution center. Selling and administrative costs include costs related to our sales and marketing functions, as well as general and administrative costs associated with our corporate offices and operating locations; including information systems, engineering, materials management, manufacturing planning, finance, budgeting, and human resources.

	Fourteen weeks ended		Thirteen weeks ended			Twenty-seven weeks ended		Twenty-six weeks ended
(in thousands, except percentages)	Mar. 1, 2008	% of Rev.	Feb. 24, 2007	% of Rev.	% Change	Mar. 1, 2008	% of Rev.	Feb. 24, 2007	% of Rev.	% Change

Revenues	$270,288	100.0%	$222,367	100.0%	21.6%	$517,548	100.0%	$444,744	100.0%	16.4%

Costs and expenses:
Operating costs (1)	172,481	63.8	146,190	65.7	18.0	323,628	62.5	283,109	63.7	14.3
Selling and administrative expenses (1)	56,066	20.7	50,441	22.7	11.2	109,614	21.2	98,831	22.2	10.9
Depreciation and amortization	14,115	5.2	11,819	5.3	19.4	26,902	5.2	23,404	5.3	14.9
	242,662	89.8	208,450	93.7	16.4	460,144	88.9	405,344	91.1	13.5

Income from operations	27,626	10.2	13,917	6.3	98.5	57,404	11.1	39,400	8.9	45.7

Other expense (income)	2,779	1.0	2,460	1.1	13.0	5,770	1.1	5,316	1.2	8.5

Income before income taxes	24,847	9.2	11,457	5.2	116.9	51,634	10.0	34,084	7.7	51.5
Provision for income taxes	9,566	3.5	4,497	2.0	112.7	19,879	3.8	13,378	3.0	48.6

Net income	$15,281	5.7%	$6,960	3.1%	119.6%	$31,755	6.1%	$20,706	4.7%	53.4%

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

Fourteen Weeks Ended March 1, 2008 Compared with Thirteen Weeks Ended February 24, 2007

Revenues

	March 1,	February 24,	Dollar	Percent
(In millions, except percentages)	2008	2007	Change	Change

Core Laundry Operations	$244.6	$202.1	$42.5	21.0%
Specialty Garments	17.1	12.9	4.2	32.5
First Aid	8.6	7.4	1.2	16.5
Consolidated total	$270.3	$222.4	$47.9	21.5%

For the fourteen weeks ended March 1, 2008, our consolidated revenues increased by $47.9 million from the thirteen weeks ended February 24, 2007, or 21.5%. This increase was primarily driven by growth in our core laundry operations, where revenues increased in the fourteen weeks ended March 1, 2008 by $42.5 million, or 21.0%, compared to the thirteen weeks ended February 24, 2007. Revenues from our core laundry operations increased due to organic growth of 7.6%, the effect of an extra week in fiscal 2008 of 8.9%, acquisition-related growth of 3.1% and favorable exchange rate fluctuations accounting for the remaining 1.4%. Specialty Garments and First Aid revenues increased by 32.5% and 16.5%, respectively. These segments also benefited from the extra week in the fourteen week period ended March 1, 2008.

Operating costs

Operating costs decreased as a percentage of revenues from 65.7%, or $146.2 million, for the thirteen weeks ended February 24, 2007, to 63.8%, or $172.5 million, for the fourteen weeks ended March 1, 2008. This decrease was driven by lower merchandise costs in our core laundry business as a percentage of revenues compared to the second quarter of fiscal 2007. In addition, the strong revenue growth within our core laundry operations resulted in a decrease in production payroll and payroll related costs as a percentage of revenues. These benefits were partially offset by higher energy costs associated with operating our fleet of delivery trucks.

Selling and administrative expense

Our selling and administrative expenses decreased as a percentage of revenues to 20.7%, or $56.1 million, for the fourteen weeks ended March 1, 2008 from 22.7%, or $50.4 million, for the thirteen weeks ended February 24, 2007. This decrease was primarily due to the strong revenue growth within our core laundry operations, which resulted in a decrease in certain payroll and payroll related costs as a percentage of revenues. In addition, during the thirteen weeks ended February 24, 2007, we recorded a $1.6 million increase to our environmental reserves as well as $0.7 million in severance expense related to the departure of one of our senior executives, both affecting our core laundry operations.

Depreciation and amortization

Our depreciation and amortization expense increased to $14.1 million for the fourteen weeks ended March 1, 2008 from $11.8 million for the thirteen weeks ended February 24, 2007. The increase in depreciation and amortization expense was due to capital expenditures and acquisitions activity. As a percentage of revenues, however, depreciation and amortization decreased to 5.2% for the fourteen weeks ended March 1, 2008 from 5.3% for the thirteen weeks ended February 24, 2007.

Income from Operations

For the fourteen weeks ended March 1, 2008 and the thirteen weeks ended February 24, 2007, the revenue growth in our operations, as well as the change in our costs, discussed above, resulted in the following changes in our income from operations:

	March 1,	February 24,	Dollar	Percent
(In millions, except percentages)	2008	2007	Change	Change

Core Laundry Operations	$26.9	$14.3	$12.6	88.4%
Specialty Garments	0.4	(0.5)	0.9	180.9
First Aid	0.3	0.1	0.2	408.2
Consolidated total	$27.6	$13.9	$13.7	98.5%

Other expense (income)

Other expense (income), which includes interest expense and interest income, was $2.8 million for the fourteen weeks ended March 1, 2008 as compared with $2.5 million for the thirteen weeks ended February 24, 2007. This increase was due to an increase in interest expense of $0.4 million. This increase was attributable to an increase in our average debt outstanding during the period, primarily related to our acquisition of Western Uniform & Towel Service in the first quarter of fiscal 2008, which was partially offset by lower average interest rates affecting our variable interest debt. The average debt outstanding in the fourteen weeks ended March 1, 2008 was $232.1 million as compared to $208.0 million during the thirteen weeks ended February 24, 2007.

Provision for income taxes

Our effective income tax rate was 38.5% for the fourteen weeks ended March 1, 2008, as compared to 39.3% for the thirteen weeks ended February 24, 2007. The decrease was primarily due to our utilization of net operating losses available in certain states.

Twenty-seven Weeks Ended March 1, 2008 Compared with Twenty-six Weeks Ended February 24, 2007

Revenues

	March 1,	February 24,	Dollar	Percent
(In millions, except percentages)	2008	2007	Change	Change

Core Laundry Operations	$466.6	$399.5	$67.1	16.8%
Specialty Garments	34.4	30.1	4.3	14.2
First Aid	16.5	15.1	1.4	9.1
Consolidated total	$517.5	$444.7	$72.8	16.4%

For the twenty-seven weeks ended March 1, 2008, our consolidated revenues increased by $72.8 million from the twenty-six weeks ended February 24, 2007, or 16.4%. This increase was primarily driven by growth in our core laundry operations, where revenues increased in the twenty-seven weeks ended March 1, 2008 by $67.1 million, or 16.8%, compared to the twenty-six weeks ended February 24, 2007. Revenues from our core laundry operations increased due to organic growth of 7.8%, the effect of an extra week in fiscal 2008 of 4.5%, acquisition-related growth of 3.2% and favorable exchange rate fluctuations accounting for the remaining 1.3%. Specialty Garments and First Aid revenues increased by 14.2% and 9.1%, respectively. These segments also benefited from the extra week in the twenty-seven week period ended March 1, 2008.

Operating costs

Operating costs decreased as a percentage of revenues from 63.7%, or $283.1 million, for the twenty-six weeks ended February 24, 2007, to 62.5%, or $323.6 million, for the twenty-seven weeks ended March 1, 2008. This decrease was driven by lower merchandise costs in our core laundry business as a percentage of revenues compared to the first half of fiscal 2007. In addition, the strong revenue growth within our core laundry operations resulted in a decrease in production payroll and payroll related costs as a percentage of revenues. These benefits were partially offset by higher energy costs associated with operating our fleet of delivery trucks.

Selling and administrative expense

Our selling and administrative expenses decreased as a percentage of revenues to 21.2%, or $109.6 million, for the twenty-seven weeks ended March 1, 2008 from 22.2%, or $98.8 million, for the twenty-six weeks ended February 24, 2007. This decrease was primarily due to the strong revenue growth within our core laundry operations, which resulted in a decrease in certain administrative payroll and payroll related costs as a percentage of revenues. In addition, during the twenty-six weeks ended February 24, 2007, we recorded a $1.6 million increase to our environmental reserves as well as $0.7 million in severance expense related to the departure of one of our senior executives, both affecting our core laundry operations.

Depreciation and amortization

Our depreciation and amortization expense increased to $26.9 million for the twenty-seven weeks ended March 1, 2008 from $23.4 million for the twenty-six weeks ended February 24, 2007. The increase in depreciation and amortization expense was due to capital expenditures and acquisitions activity. As a percentage of revenues, however, depreciation and amortization decreased to 5.2% for the twenty-seven weeks ended March 1, 2008 compared to $5.3% for the twenty-six weeks ended February 24, 2007.

Income from Operations

For the twenty-seven weeks ended March 1, 2008 and the twenty-six weeks ended February 24, 2007, the revenue growth in our operations, as well as the change in our costs, discussed above, resulted in the following changes in our income from operations:

	March 1,	February 24,	Dollar	Percent
(In millions, except percentages)	2008	2007	Change	Change

Core Laundry Operations	$54.7	$36.3	$18.4	50.7%
Specialty Garments	2.4	2.5	(0.1)	(3.0)
First Aid	0.3	0.6	(0.3)	(50.9)
Consolidated total	$57.4	$39.4	$18.0	45.7%

Other expense (income)

Other expense (income), which includes interest expense and interest income, was $5.8 million for the twenty-seven weeks ended March 1, 2008 as compared with $5.3 million for the twenty-six weeks ended February 24, 2007. This increase was due to an increase in interest expense of $0.5 million. This increase was attributable to an increase in our average debt outstanding during the period, primarily related to our acquisition of Western Uniform & Towel Service in the first quarter of fiscal 2008, which was partially offset by lower average interest rates affecting our variable interest debt. The average debt outstanding in the twenty-seven weeks ended March 1, 2008 was $218.0 million as compared to $209.9 million during the twenty-six weeks ended February 24, 2007.

Provision for income taxes

Our effective income tax rate was 38.5% for the twenty-seven weeks ended March 1, 2008, as compared to 39.3% for the twenty-six weeks ended February 24, 2007. The decrease was due to our utilization of net operating losses available in certain states.

Liquidity and Capital Resources

General. As of March 1, 2008, we had cash and cash equivalents of $23.1 million and working capital of $132.5 million. We believe that current cash and cash equivalent balances, cash generated from operations and amounts available under our Credit Agreement (defined below) will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months.

Sources and uses of cash. During the twenty-seven weeks ended March 1, 2008, we generated cash from operating activities of $59.7 million, resulting primarily from net income of $31.8 million, amounts charged for depreciation and amortization of $26.9 million, and increases in accounts payable and accrued liabilities of $8.9 million and accrued income taxes of $7.2 million, offset by increases in accounts receivable of $10.5 million, prepaid expenses of $2.1 million, rental merchandise in service of $1.5 million, and net inventories of $1.9 million. We used our cash to, among other things, fund $35.3 million in capital expenditures and fund the acquisition of businesses totaling approximately $37.0 million. Our long-term debt increased by approximately $23.8 million as a result of $80.5 million of borrowings offset by $56.7 million of repayments during the twenty-seven weeks ended March 1, 2008.

Long-term debt and borrowing capacity. We have a $225.0 million unsecured revolving credit agreement (“Credit Agreement”) with a syndicate of banks, which matures on September 13, 2011. Under the Credit Agreement, we are able to borrow funds at variable interest rates based on the Eurodollar rate or the bank’s prime rate, as selected by the Company. Availability of credit requires compliance with certain financial and other covenants, including a maximum funded debt ratio and minimum interest coverage as defined in the Credit Agreement. We generally test our compliance with these financial covenants on a fiscal quarterly basis. At March 1, 2008, the interest rates applicable to our borrowings under the Credit Agreement were calculated as LIBOR plus 50 basis points at the time of the respective borrowing and ranged from 3.62% to 3.68%. As of March 1, 2008, we had outstanding borrowings of approximately $51.4 million, letters of credit of $32.3 million and $141.3 million available for borrowing.

On June 14, 2004, we issued $75.0 million of fixed rate notes pursuant to a Note Purchase Agreement (“2004 Note Agreement”) with a seven year term (June 2011) bearing interest at 5.27% (“Fixed Rate Notes”). We also issued $90.0 million of floating rate notes which were repaid in September 2005 and September 2006.

On September 14, 2006, we issued $100.0 million of floating rates notes (“Floating Rate Notes”) pursuant to a Note Purchase Agreement (“2006 Note Agreement”). The Floating Rate Notes mature on September 14, 2013, bear interest at LIBOR plus 50 basis points and may be repaid at face value two years from the date of issuance. The proceeds from the issuance of the Floating Rate Notes were used to first repay the outstanding floating rate notes under the 2004 Note Agreement in the amount of $75.0 million and then to pay down outstanding amounts under the Credit Agreement.

As of March 1, 2008, we were in compliance with all covenants under the 2004 Note Agreement, 2006 Note Agreement and the Credit Agreement.

In January 2008, we entered into an interest rate swap agreement to manage our exposure to interest rate movements and the related effect on our variable rate debt. The swap agreement, with a notional amount of $100.0 million, matures on March 14, 2011. We will pay a fixed rate of 3.51% and receive a variable rate tied to the three month LIBOR rate. We have accounted for this instrument as a cash flow hedge under SFAS No. 133 and as a result, have recorded all changes in the fair value of the swap agreement in accumulated other comprehensive income, a component of shareholders’ equity. For additional details on the interest rate swap see Note 3 to these Consolidated Financial Statements.

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

For environmental liabilities that have been discounted, we include interest accretion, based on the effective interest method, in operating costs on the consolidated statements of income. The changes to our environmental liabilities for the fourteen weeks ended March 1, 2008 are as follows (in thousands):

Beginning balance as of August 25, 2007	$15,683
Costs incurred for which reserves have been provided	(1,730)
Insurance proceeds received	65
Interest accretion	392
Balance as of March 1, 2008	$14,410

Anticipated payments and insurance proceeds of currently identified environmental remediation liabilities as of March 1, 2008, for the next five fiscal years and thereafter, as measured in current dollars, are reflected below (in thousands).

Fiscal year ended August	2008	2009	2010	2011	2012	Thereafter	Total
Estimated costs – current dollars	$4,936	2,436	1,456	1,041	996	10,750	21,615

Estimated insurance proceeds	(201)	(266)	(266)	(273)	(266)	(3,874)	(5,146)

Net anticipated costs	$4,735	2,170	1,190	768	730	6,876	16,469

Effect of Inflation							3,976
Effect of Discounting							(6,035)

Balance as of March 1, 2008							14,410

Estimated insurance proceeds are primarily received from an annuity received as part of a legal settlement with an insurance company. Annual proceeds of approximately $0.3 million are deposited into an escrow account which funds remediation and monitoring costs for three sites related to former operations in Williamstown, Vermont. Annual proceeds received but not expended in the current year accumulate in this account and may be used in future years for costs related to this site through the year 2027. As of March 1, 2008, the balance in this escrow account, which is held in a trust and is not recorded on our consolidated balance sheet, was approximately $2.3 million. Also included in estimated insurance proceeds are amounts we are entitled to receive pursuant to legal settlements as reimbursements from three insurance companies for estimated costs at the site in Uvalde, Texas.

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

Recent Accounting Pronouncements

On August 26, 2007, we adopted FIN No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FAS No. 109, Accounting for Income Taxes.  FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  There were no adjustments to our Consolidated Financial Statements as a result of the implementation of FIN No. 48. Our adoption of FIN No. 48 is more fully described in Note 7 to the Consolidated Financial Statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. This statement is effective for fiscal years beginning after November 15, 2007, and all interim periods within those fiscal years and must be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. We are currently evaluating the impact SFAS No 157 will have on our Consolidated Financial Statements. However, on February 12, 2008, the FASB issued Staff Position 157-2 which delays the effective date of Statement 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. For items within its scope, this Staff Position defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008. The Company is currently evaluating the impact SFAS No. 157 will have on its Consolidated Financial Statements.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, (“SFAS No. 141R”). SFAS No. 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008. Early adoption is not permitted. We are currently evaluating the impact, if any, this statement will have on our Consolidated Financial Statements.

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

Rental merchandise in service is being amortized, primarily on a straight-line basis, over the estimated service lives of the merchandise, which range from 6 to 36 months. In establishing estimated lives for merchandise in service, our management considers historical experience and the intended use of the merchandise. Material differences may result in the amount and timing of operating profit for any period if we make significant changes to our estimates.

Goodwill, Intangibles and Other Long-Lived Assets

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized. SFAS No. 142 requires that companies test goodwill for impairment on an annual basis. In addition, SFAS No. 142 also requires that companies test goodwill if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit to which goodwill is assigned below its carrying amount. Our evaluation considers changes in the operating environment, competitive information, market trends, operating performance and cash flow modeling. We complete our annual impairment test in the fourth quarter of each fiscal year and there were no impairments of goodwill in the year ended August 25, 2007 and no events or circumstances in the twenty-seven weeks ended March 1, 2008 that would indicate that there may have been any impairment of goodwill during such period. Future events could cause us to conclude that impairment indicators exist and that goodwill or other intangibles associated with previously acquired businesses are impaired. Any resulting impairment loss could have a material impact on our financial condition and results of operations.

Property and equipment and definite-lived intangible assets are depreciated or amortized over their useful lives. Useful lives are based on our estimates of the period that the assets will generate revenue. Long-lived assets are evaluated for impairment whenever events and circumstances indicate an asset may be impaired. There were no material impairments of property and equipment or definite-lived intangible assets in the twenty-seven weeks ended March 1, 2008 or the year ended August 25, 2007.

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

The estimated liability for environmental contingencies has been discounted using risk-free interest rates ranging from 4% to 5% over periods ranging from ten to thirty years. The estimated current costs, net of legal settlements with insurance carriers, have been adjusted for the estimated impact of inflation at 3% per year. Changes in enacted laws, regulatory orders or decrees, our estimates of costs, insurance proceeds, participation by other parties, the timing of payments and the input of our attorneys and outside consultants based on changing legal or factual circumstances could have a material impact on the amounts recorded for our environmental and other contingent liabilities. Refer to Note 6 of the Consolidated Financial Statements for additional discussion and analysis.

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

On August 26, 2007, we adopted FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, which fundamentally changed the way we are required to treat our uncertain tax positions for financial accounting purposes. Refer to “Recent Accounting Pronouncements”, in Note 1 to the Consolidated Financial Statements and Note 7, “Income Taxes”, for further discussion regarding our adoption of FIN No. 48.

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

Energy Costs

Energy costs associated with operating our fleet of delivery trucks increased during the twenty-seven weeks ended March 1, 2008. Significant increases in energy costs, specifically natural gas and gasoline, can materially affect our results of operations and financial condition.

Contractual Obligations and Other Commercial Commitments

As of March 1, 2008, there were no material changes in our contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended August 25, 2007.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

We have determined that all of our foreign subsidiaries operate primarily in local currencies that represent the functional currencies of the subsidiaries. All assets and liabilities of our foreign subsidiaries are translated into U.S. dollars using the exchange rate prevailing at the balance sheet date. The effect of exchange rate fluctuations on the translation of assets and liabilities are recorded as a component of shareholders’ equity. Income and expense accounts are translated at average exchange rates during the year. As such, our financial condition and operating results are affected by fluctuations in the value of the U.S. dollar as compared to currencies in foreign countries. Revenues denominated in currencies other than the U.S. dollar represented approximately 9% of total consolidated revenues for the fourteen and twenty-seven weeks ended March 1, 2008, and total assets denominated in currencies other than the U.S. dollar represented approximately 9% of total consolidated assets at March 1, 2008 and August 25, 2007. If exchange rates had changed by 10% from the actual rates in effect during the fourteen and twenty-seven weeks ended as of March 1, 2008, our revenues for the fourteen and twenty-seven weeks ended March 1, 2008 would have changed by approximately $2.5 million and $4.8 million, respectively, and assets as of March 1, 2008 would have changed by approximately $8.5 million.

We do not operate a hedging program to mitigate the effect of a significant rapid change in the value of the Canadian Dollar, Euro, British Pound, or Mexican Peso as compared to the U.S. dollar. Any gains or losses resulting from foreign currency transactions, including exchange rate fluctuations on intercompany accounts, are reported as transaction gains (losses) in selling and administrative expenses. The intercompany payables and receivables are denominated in Canadian Dollars, Euros, British Pounds and Mexican Pesos. During the fourteen and twenty-seven weeks ended March 1, 2008 transaction gains included in selling and administrative expenses were approximately $0.0 million and $0.4 million, respectively. If the exchange rates had changed by 10% during the fourteen and twenty-seven weeks ended March 1, 2008, we would have recognized exchange gains of approximately $0.3 million and $0.4 million, respectively.

Interest Rate Sensitivity

We are exposed to market risk from changes in interest rates which may adversely affect our financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, we manage these exposures through our regular operating and financing activities. We are exposed to interest rate risk primarily through our borrowings under our $225.0 million Credit Agreement with a syndicate of banks and our 2006 Floating Rate Notes which were purchased by a group of insurance companies pursuant to our 2006 Note Agreement. Under both agreements, we borrow funds at variable interest rates based on the Eurodollar rate or LIBOR rates. If the LIBOR and Eurodollar rates fluctuated by 10% from the actual rates in effect during the fourteen and twenty-seven weeks ended March 1, 2008, interest expense would have fluctuated by approximately $0.3 million and $0.7 million from the interest expense recognized for the fourteen and twenty-seven weeks ended March 1, 2008, respectively.

In January 2008, we entered into an interest rate swap agreement to manage our exposure to interest rate movements and the related effect on our variable rate debt. The swap agreement, with a notional amount of $100.0 million, matures on March 14, 2011. We will pay a fixed rate of 3.51% and receive a variable rate tied to the three month LIBOR rate. We have accounted for this instrument as a cash flow hedge under SFAS No. 133 and, as a result, have recorded all changes in the fair value of the swap agreement in accumulated other comprehensive income, a component of shareholders’ equity.

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

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the second quarter of fiscal year 2008 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are subject to legal proceedings and claims arising from the conduct of our business operations, including personal injury, customer contract, employment claims and environmental matters as described in the Consolidated Financial Statements above. We maintain insurance coverage providing indemnification against the majority of such claims, and we do not expect that we will sustain any material loss as a result thereof. Refer to Note 6, “Commitments and Contingencies,” to the Consolidated Financial Statements for further discussion.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On January 8, 2008, we held our annual meeting of shareholders. A detailed description of the matters voted upon at the annual meeting is contained in our proxy statement which was filed with the Securities and Exchange Commission on December 4, 2007. At the annual meeting, the following actions were voted upon and approved by our shareholders:

1.	The following Class II Directors were elected to serve until the 2011 annual meeting and until their successors are duly elected and qualified:

	Common Stock		Class B Common Stock
Class II Director	For	Withheld	For	Withheld
Ronald D. Croatti	11,263,206	127,684	4,814,916	—
Donald J. Evans	11,311,726	79,164	4,814,916	—
Thomas S. Postek	11,326,749	64,141	4,814,916	—

Anthony F. DiFillippo and Robert F. Collings will continue to serve as Class I Directors until their terms expire in 2009 and until their successors are duly elected and qualified. Cynthia Croatti, Michael Iandoli and Phillip L. Cohen will continue to serve as Class III Directors until their terms expire in 2010 and until their successors are duly elected and qualified.

2.

Our shareholders voted to ratify the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending August 30, 2008. The results of the vote were as follows:

Common Stock			Class B Common Stock
For	Against	Abstained	For	Against	Abstained
11,378,174	9,589	3,127	4,814,916	—	—

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.1 By-laws of UniFirst Corporation (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on January 10, 2008 and incorporated herein by reference)

10.1 Amendment to the UniFirst Corporation Unfunded Supplemental Executive Retirement Plan dated as of January 8, 2008 (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K and incorporated herein by reference)

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

April 10, 2008		UniFirst Corporation

	By:	/s/ Ronald D. Croatti Ronald D. Croatti President and Chief Executive Officer

April 10, 2008		UniFirst Corporation

	By:	/s/ John B. Bartlett John B. Bartlett Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

3.1 By-laws of UniFirst Corporation (previously filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K on January 10, 2008 and incorporated herein by reference)

10.1 Amendment to the UniFirst Corporation Unfunded Supplemental Executive Retirement Plan dated as of January 8, 2008 (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K and incorporated herein by reference)

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