Form 10-Q
period 2008-05-31
UNIFIRST CORP
filed 2008-07-09
CIK 717954

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2008

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

Yes ☒No ☐

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

The number of outstanding shares of UniFirst Corporation Common Stock and Class B Common Stock at July 3, 2008 were 14,383,854 and 4,935,369, respectively.

UniFirst Corporation

Quarterly Report on Form 10-Q

For the Quarter ended May 31, 2008

Table of Contents

Part I – FINANCIAL INFORMATION

Item 1 - Financial Statements

Consolidated Statements of Income for the thirteen and forty weeks ended May 31, 2008 and the thirteen and thirty-nine weeks ended May 26, 2007

Consolidated Balance Sheets as of May 31, 2008 and August 25, 2007

Consolidated Statements of Cash Flows for the forty weeks ended May 31, 2008 and the thirty-nine weeks ended May 26, 2007

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
Ex-31.1 Section 302 Certification of CEO
Ex-31.2 Section 302 Certification of CFO
Ex-32.1 Section 906 Certification of CEO
Ex-32.2 Section 906 Certification of CFO

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UniFirst Corporation and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Thirteen	Thirteen	Forty	Thirty-nine
	weeks ended	weeks ended	weeks ended	weeks ended
	May 31,	May 26,	May 31,	May 26,
(In thousands, except share and per share data)	2008	2007	2008	2007

Revenues	$254,617	$229,849	$772,165	$674,593

Costs and expenses:
Operating costs (1)	157,169	144,257	480,797	427,366
Selling and administrative expenses (1)	54,466	48,659	164,080	147,490
Depreciation and amortization	13,192	12,322	40,094	35,726
	224,827	205,238	684,971	610,582

Income from operations	29,790	24,611	87,194	64,011

Other expense (income):
Interest expense	2,567	3,226	9,430	9,546
Interest income	(575)	(451)	(1,668)	(1,455)
	1,992	2,775	7,762	8,091

Income before income taxes	27,798	21,836	79,432	55,920
Provision for income taxes	10,858	8,153	30,737	21,531

Net income	$16,940	$13,683	$48,695	$34,389

Income per share – Basic:
Common Stock	$0.92	$0.75	$2.66	$1.88
Class B Common Stock	$0.74	$0.60	$2.13	$1.51

Income per share – Diluted:
Common Stock	$0.87	$0.71	$2.52	$1.78

Weighted average number of shares outstanding – Basic:
Common Stock	14,366	14,333	14,358	14,320
Class B Common Stock	4,937	4,937	4,937	4,939
	19,303	19,270	19,295	19,259

Weighted average number of shares outstanding – Diluted:
Common Stock	19,363	19,371	19,340	19,347

Dividends per share:
Common Stock	$0.0375	$0.0375	$0.1125	$0.1125
Class B Common Stock	$0.0300	$0.0300	$0.0900	$0.0900

(1) Exclusive of depreciation on the Company’s property and equipment and amortization of its intangible assets.

The accompanying notes are an integral part of these

Consolidated Financial Statements.

UniFirst Corporation and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

(In thousands, except share data)	May 31, 2008	August 25, 2007 (a)
Assets
Cash and cash equivalents	$24,494	$12,698
Receivables, less reserves of $5,502 and $4,144, respectively	108,406	91,906
Inventories	45,209	44,282
Rental merchandise in service	91,666	86,129
Prepaid and deferred income taxes	12,845	13,399
Prepaid expenses	3,026	1,807

Total current assets	285,646	250,221

Property and equipment:
Land, buildings and leasehold improvements	304,706	286,255
Machinery and equipment	322,696	299,831
Motor vehicles	103,474	95,214

	730,876	681,300
Less -- accumulated depreciation	375,060	347,233

	355,816	334,067

Goodwill	252,428	224,366
Customer contracts, net	62,994	56,558
Other intangible assets, net	6,087	5,506
Other assets	4,925	3,746
	$967,896	$874,464

Liabilities and shareholders' equity
Current liabilities:
Current maturities of long-term obligations	$90	$539
Accounts payable	48,139	45,297
Accrued liabilities	89,912	86,283
Accrued income taxes	3,753	—

Total current liabilities	141,894	132,119

Long-term obligations, net of current maturities	236,315	205,510
Deferred income taxes	39,764	39,508

Commitments and contingencies (Note 6)
Shareholders' equity:
Preferred stock, $1.00 par value; 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $0.10 par value; 30,000,000 shares authorized; 14,381,704 and 14,351,849 issued and outstanding, respectively	1,438	1,435
Class B Common Stock, $0.10 par value; 20,000,000 shares authorized; 4,937,369 and 4,937,449 issued and outstanding, respectively	494	494
Capital surplus	17,935	16,332
Retained earnings	520,569	473,934
Accumulated other comprehensive income	9,487	5,132

Total shareholders' equity	549,923	497,327

	$967,896	$874,464

(a) Derived from fiscal 2007 audited financial statements

The accompanying notes are an integral part of these

Consolidated Financial Statements.

UniFirst Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Forty weeks ended	Thirty-nine weeks ended
(In thousands)	May 31, 2008	May 26, 2007
Cash flows from operating activities:
Net income	$48,695	$34,389
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	34,140	30,461
Amortization of intangible assets	5,954	5,265
Amortization of deferred financing costs	200	1,095
Deferred income taxes	(48)	(230)
Stock-based compensation	958	641
Accretion on asset retirement obligations	366	325
Changes in assets and liabilities, net of acquisitions:
Receivables	(13,557)	(10,683)
Inventories	(624)	(2,571)
Rental merchandise in service	(1,369)	3,245
Prepaid expenses	(1,213)	(668)
Accounts payable	2,588	(1,645)
Accrued liabilities	2,883	4,771
Accrued income taxes	4,609	(3,041)
Net cash provided by operating activities	83,582	61,354

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(51,085)	(23,113)
Capital expenditures	(50,485)	(43,103)
Other	717	1,222
Net cash used in investing activities	(100,853)	(64,994)

Cash flows from financing activities:
Proceeds from long-term obligations	127,525	111,659
Payments on long-term obligations	(97,169)	(104,083)
Payment of deferred financing costs	—	(1,179)
Proceeds from exercise of Common Stock options	441	382
Payment of cash dividends	(2,060)	(2,055)
Net cash provided by (used in) financing activities	28,737	(4,724)

Effect of exchange rate changes	330	1,848

Net increase in cash and cash equivalents	11,796	2,932
Cash and cash equivalents at beginning of period	12,698	8,302

Cash and cash equivalents at end of period	$24,494	$11,234

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

Fiscal Year

The Company’s fiscal year ends on the last Saturday in August. For financial reporting purposes, fiscal 2008 will consist of 53 weeks, whereas fiscal 2007 consisted of 52 weeks. The additional week was included in the second quarter of fiscal 2008. As a result, the quarterly and nine-month periods ended May 31, 2008 consisted of 13 weeks and 40 weeks, respectively, as compared to the quarterly and nine-month periods ended May 26, 2007 which consisted of 13 weeks and 39 weeks, respectively.

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

Revenue Recognition and Allowance for Doubtful Accounts

The Company recognizes revenue from rental operations in the period in which the services are provided. Direct sales revenue is recognized in the period in which the services are performed or when the product is shipped. Management judgments and estimates are used in determining the collectability of accounts receivable and evaluating the adequacy of the allowance for doubtful accounts. The Company considers specific accounts receivable and historical bad debt experience, customer credit worthiness, current economic trends and the age of outstanding balances as part of its evaluation. Changes in estimates are reflected in the period they become known. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Material changes in its estimates may result in significant differences in the amount and timing of bad debt expense recognition for any given period.

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

In accordance with Statements of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets, including property and equipment, are evaluated for impairment whenever events or circumstances indicate an asset may be impaired. There were no material impairments of property and equipment in the forty weeks ended May 31, 2008 or the year ended August 25, 2007.

Goodwill and Other Intangible Assets

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized. SFAS No. 142 requires that companies test goodwill for impairment on an annual basis. Management completes its annual impairment test in the fourth quarter of each fiscal year. In addition, SFAS No. 142 also requires that companies test goodwill if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit to which goodwill is assigned below its carrying amount. The Company’s evaluation considers changes in the operating environment, competitive information, market trends, operating performance and cash flow modeling. There were no impairments of goodwill in the year ended August 25, 2007 and no events or circumstances in the forty weeks ended May 31, 2008 that would indicate that there may have been any impairment of goodwill during such period. Future events could cause management to conclude that impairment indicators exist and that goodwill or other intangibles associated with previously acquired businesses are impaired. Any resulting impairment loss could have a material impact on the Company’s financial condition and results of operations.

Definite-lived intangible assets are amortized over their useful lives, which are based on management’s estimates of the period that the assets will generate revenue. Definite-lived intangible assets are evaluated for impairment in accordance with SFAS No. 144. There were no impairments of definite-lived intangible assets in the forty weeks ended May 31, 2008 or the year ended August 25, 2007.

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

The Company has recognized as a liability the present value of the estimated future costs to decommission its nuclear laundry facilities in accordance with the provisions of SFAS No. 143. The Company depreciates, on a straight-line basis, the amount added to property and equipment and recognizes accretion expense in connection with the discounted liability over the various remaining lives which range from approximately one to twenty-three years.

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

The following table shows how net income is allocated using this method (in thousands):

	Thirteen weeks ended	Thirteen weeks ended	Forty weeks ended	Thirty-nine weeks ended
	May 31,	May 26,	May 31,	May 26,
	2008	2007	2008	2007

Net income available to shareholders	$16,940	$13,683	$48,695	$34,389

Allocation of net income for Basic:
Common Stock	$13,287	$10,727	$38,190	$26,952
Class B Common Stock	3,653	2,956	10,505	7,437
	$16,940	$13,683	$48,695	$34,389

The diluted earnings per share calculation assumes the conversion of all the Company’s Class B Common Stock into Common Stock, so no allocation of earnings to Class B Common Stock is required.

The following table illustrates the weighted average number of Common and Class B Common shares outstanding during the thirteen and forty weeks ended May 31, 2008 and the thirteen and thirty-nine weeks ended May 26, 2007 and is utilized in the calculation of earnings per share (in thousands):

	Thirteen weeks ended	Thirteen weeks ended	Forty weeks ended	Thirty-nine weeks ended
	May 31,	May 26,	May 31,	May 26,
	2008	2007	2008	2007

Weighted average number of Common shares — Basic	14,366	14,333	14,358	14,320
Add: effect of dilutive potential common shares — Common Stock options and restricted stock	60	101	45	88
Add: effect assuming conversion of Class B Common shares into Common Stock	4,937	4,937	4,937	4,939

Weighted average number of Common shares — Diluted	19,363	19,371	19,340	19,347

Weighted average number of Class B Common shares — Basic	4,937	4,937	4,937	4,939

Stock options to purchase 82,500 and 144,500 shares of Common Stock were excluded from the calculation of diluted earnings per share for the thirteen and forty weeks ended May 31, 2008, respectively, because they were anti-dilutive. For both the thirteen and thirty-nine weeks ended May 26, 2007, all stock options were included in the calculation of diluted earnings per share because they were not anti-dilutive.

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

For the thirteen and forty weeks ended May 31, 2008, there were 17,275 and 23,775 shares of Common Stock issued as a result of the exercise of Common Stock options, respectively. For the thirteen and thirty-nine weeks ended May 26, 2007, there were 4,550 and 24,825 shares of Common Stock issued as a result of the exercise of Common Stock options, respectively.

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

The Company included in selling and administrative expenses its net foreign currency transaction (losses) gains totaling $(8,000) and $421,000 for the thirteen and forty weeks ended May 31, 2008, respectively, and net foreign currency transaction (losses) gains totaling $(95,000) and $37,000 for the thirteen and thirty-nine weeks ended May 26, 2007, respectively.

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

2. Acquisitions

During the forty weeks ended May 31, 2008, the Company completed 10 acquisitions with an aggregate purchase price of approximately $51.1 million. The results of operations of these acquisitions have been included in the Company’s consolidated financial results since their respective acquisition dates. None of these acquisitions was significant, individually or in the aggregate, in relation to the Company’s consolidated financial results and, therefore, pro forma financial information has not been presented.

3. Derivative Instruments and Hedging Activities

The Company accounts for its derivative instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. In January 2008, the Company entered into an interest rate swap agreement to manage its exposure to interest rate movements and the related effect on its variable rate debt. The Company concluded that the interest rate swap met the criteria to qualify as a cash flow hedge under SFAS No. 133. Accordingly, the Company has reflected all changes in the fair value of the swap agreement in accumulated other comprehensive income, a component of shareholders’ equity. The swap agreement, with a notional amount of $100.0 million, matures on March 14, 2011. The Company pays a fixed rate of 3.51% and receives a variable rate tied to the three month LIBOR rate. As of May 31, 2008, the Company had recorded in accumulated other comprehensive income a gain of $0.2 million related to the fair value of the interest rate swap, net of the recorded income tax benefit.

4. Employee Benefit Plans

Defined Contribution Retirement Savings Plan

The Company has a defined contribution retirement savings plan with a 401(k) feature for all eligible employees not under collective bargaining agreements. The Company matches a portion of the employee’s contribution and can make an additional contribution at its discretion. Contributions charged to expense under the plan for the thirteen weeks ended May 31, 2008 and May 26, 2007 were $2.6 million and $2.3 million, respectively. Contributions charged to expense under the plan for the forty weeks ended May 31, 2008 and the thirty-nine weeks ended May 26, 2007 were $8.0 million and $6.9 million, respectively.

Supplemental Executive Retirement Plan and Other Pension Plans

The Company maintains an unfunded Supplemental Executive Retirement Plan (“SERP”) for certain eligible employees of the Company, a non-contributory defined benefit pension plan (“UniFirst Plan”) covering union employees at one of its locations, and a frozen pension plan (“Textilease Plan”) the Company assumed in connection with its acquisition of Textilease Corporation in fiscal 2004. For both the thirteen weeks ended May 31, 2008 and May 26, 2007, the amounts charged to expense related to these plans was $0.4 million. For both the forty weeks ended May 31, 2008 and the thirty-nine weeks ended May 26, 2007, the amounts charged to expense related to these plans was $1.1 million.

5. Asset Retirement Obligations

The Company accounts for its asset retirement obligations under the provisions of SFAS No. 143, which generally applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset. Accordingly, the Company recognizes asset retirement obligations in the period in which they are incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Company continues to depreciate, on a straight-line basis, the amount added to property and equipment and recognizes accretion expense in connection with the discounted liability over the various remaining lives which range from approximately one to twenty-three years.

The changes in the Company’s asset retirement liabilities for the forty weeks ended May 31, 2008 were as follows (in thousands):

Beginning balance as of August 25, 2007	$7,437
Accretion expense	366
Asset retirement costs incurred	(52)
Ending balance as of May 31, 2008	$7,751

As of May 31, 2008, the $7.8 million asset retirement obligation is included in accrued liabilities in the accompanying consolidated balance sheet.

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

For environmental liabilities that have been discounted, the Company includes interest accretion, based on the effective interest method, in operating costs on the consolidated statements of income. The changes to the Company’s environmental liabilities for the forty weeks ended May 31, 2008 were as follows (in thousands):

Beginning balance as of August 25, 2007	$15,683
Costs incurred for which reserves have been provided	(2,759)
Insurance proceeds received	99
Interest accretion	587
Change in estimate of liability	535
Balance as of May 31, 2008	$14,145

Anticipated payments and insurance proceeds of currently identified environmental remediation liabilities as of May 31, 2008, for the next five fiscal years and thereafter, as measured in current dollars, are reflected below (in thousands).

Fiscal year ended August	2008	2009	2010	2011	2012	Thereafter	Total
Estimated costs – current dollars	$4,442	2,436	1,456	1,041	996	10,750	$21,121

Estimated insurance proceeds	(167)	(266)	(266)	(273)	(266)	(3,875)	(5,113)

Net anticipated costs	$4,275	2,170	1,190	768	730	6,875	$16,008

Effect of Inflation							4,172
Effect of Discounting							(6,035)

Balance as of May 31, 2008							$14,145

Estimated insurance proceeds are primarily received from an annuity received as part of a legal settlement with an insurance company. Annual proceeds of approximately $0.3 million are deposited into an escrow account which funds remediation and monitoring costs for three sites related to former operations in Williamstown, Vermont. Annual proceeds received but not expended in the current year accumulate in this account and may be used in future years for costs related to this site through the year 2027. As of May 31, 2008, the balance in this escrow account, which is held in a trust and is not recorded on the Company’s consolidated balance sheet, was approximately $2.6 million. Also included in estimated insurance proceeds are amounts the Company is entitled to receive pursuant to legal settlements as reimbursements from three insurance companies for estimated costs at the site in Uvalde, Texas.

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

7. Income Taxes

The Company’s effective income tax rate was 39.1% and 38.7% for the thirteen and forty weeks ended May 31, 2008, respectively, as compared to 37.3% and 38.5% for the thirteen and thirty-nine weeks ended May 26, 2007, respectively. The increase was primarily due to changes in the Company’s estimates of state income taxes and in the Company’s reserves for income tax exposures.

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

As of August 26, 2007, there was $3.2 million in total unrecognized tax benefits, which if recognized, would favorably impact the Company’s effective tax rate.  The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense which is consistent with the recognition of these items in prior reporting periods. As of August 26, 2007, the Company had accrued a total of $1.1 million in interest and penalties in its current accrued liabilities. As of May 31, 2008, there have been no material changes in the amount of unrecognized tax benefits, or the amount of accrued interest and penalties.

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

8. Long-Term Obligations

The Company has a $225.0 million unsecured revolving credit agreement (“Credit Agreement”) with a syndicate of banks, which matures on September 13, 2011. Under the Credit Agreement, the Company is able to borrow funds at variable interest rates based on the Eurodollar rate or the bank’s prime rate, as selected by the Company. Availability of credit requires compliance with certain financial and other covenants, including a maximum funded debt ratio and minimum interest coverage as defined in the Credit Agreement. The Company generally tests its compliance with these financial covenants on a fiscal quarterly basis. At May 31, 2008, the interest rates applicable to the Company’s borrowings under the Credit Agreement were calculated as LIBOR plus 50 basis points at the time of the respective borrowings and ranged from 2.88% to 3.20%. As of May 31, 2008, the Company had outstanding borrowings of approximately $58.0 million, letters of credit of $34.1 million and $132.9 million available for borrowing.

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

As of May 31, 2008, the Company was in compliance with all covenants under the 2004 Note Agreement, 2006 Note Agreement and the Credit Agreement.

In January 2008, the Company entered into an interest rate swap agreement to manage its exposure to interest rate movements and the related effect on its variable rate debt. The swap agreement, with a notional amount of $100.0 million, matures on March 14, 2011. The Company pays a fixed rate of 3.51% and receives a variable rate tied to the three month LIBOR rate. The Company has accounted for this instrument as a cash flow hedge under SFAS No. 133 and as a result, has recorded all changes in the fair value of the swap agreement in accumulated other comprehensive income, a component of shareholders’ equity. For additional details on the interest rate swap, see Note 3 to these Consolidated Financial Statements.

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

For the forty weeks ended May 31, 2008, there were 80 shares of Class B Common Stock converted to Common Stock. For the thirty-nine weeks ended May 26, 2007, there were 3,400 shares of Class B Common Stock converted to Common Stock.

10. Comprehensive Income

The components of comprehensive income are as follows (in thousands):

	Thirteen weeks ended	Thirteen weeks ended	Forty weeks ended	Thirty-nine weeks ended
	May 31,	May 26,	May 31,	May 26,
	2008	2007	2008	2007

Net income	$16,940	$13,683	$48,695	$34,389
Other comprehensive income (loss):
Foreign currency translation adjustments	27	3,485	4,181	1,848
Change in value of interest rate swap, net	1,537	—	174	—

Comprehensive income	$18,504	$17,168	$53,050	$36,237

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

The Company refers to the US and Canadian Rental and Cleaning, MFG, and Corporate reporting segments combined as its “core laundry operations,” which is included as a subtotal in the following table (in thousands):

	US and
	Canadian				Subtotal
	Rental and		Net Interco		Core Laundry	Specialty
	Cleaning	MFG	MFG Elim	Corporate	Operations	Garments	First Aid	Total
Thirteen weeks ended
May 31, 2008
Revenues	$224,715	$22,377	$(22,377)	$1,971	$226,686	$20,401	$7,530	$254,617

Income (loss) from operations	$34,147	$8,175	$(902)	$(13,621)	$27,799	$1,946	$45	$29,790

Interest (income) expense, net	$(557)	$—	$—	$2,549	$1,992	$—	$—	$1,992

Income (loss) before taxes	$34,704	$8,175	$(902)	$(16,170)	$25,807	$1,946	$45	$27,798

Thirteen weeks ended
May 26, 2007
Revenues	$201,295	$22,784	$(22,784)	$1,965	$203,260	$18,272	$8,317	$229,849

Income (loss) from operations	$29,027	$7,908	$(1,295)	$(14,295)	$21,345	$3,006	$260	$24,611

Interest (income) expense, net	$(463)	$—	$—	$3,238	$2,775	$—	$—	$2,775

Income (loss) before taxes	$29,490	$7,908	$(1,295)	$(17,533)	$18,570	$3,006	$260	$21,836

	US and
	Canadian				Subtotal
	Rental and		Net Interco		Core Laundry	Specialty
	Cleaning	MFG	MFG Elim	Corporate	Operations	Garments	First Aid	Total
Forty weeks ended
May 31, 2008
Revenues	$686,648	$67,297	$(67,297)	$6,695	$693,343	$54,783	$24,039	$772,165

Income (loss) from operations	$108,314	$23,783	$(2,609)	$(47,013)	$82,475	$4,365	$354	$87,194

Interest (income) expense, net	$(1,700)	$—	$—	$9,462	$7,762	$—	$—	$7,762

Income (loss) before taxes	$110,014	$23,783	$(2,609)	$(56,475)	$74,713	$4,365	$354	$79,432

Thirty-nine weeks ended
May 26, 2007
Revenues	$596,801	$65,799	$(65,799)	$5,973	$602,774	$48,376	$23,443	$674,593

Income (loss) from operations	$84,094	$22,603	$(3,569)	$(45,508)	$57,620	$5,501	$890	$64,011

Interest (income) expense, net	$(1,394)	$—	$—	$9,485	$8,091	$—	$—	$8,091

Income (loss) before taxes	$85,488	$22,603	$(3,569)	$(54,993)	$49,529	$5,501	$890	$55,920

The Company’s long-lived assets as of May 31, 2008 and August 25, 2007, revenues for the forty and thirty-nine weeks ended May 31, 2008 and May 26, 2007, and income before income taxes for the forty and thirty-nine weeks ended May 31, 2008 and May 26, 2007 were attributed to the following countries (in thousands):

	May 31, 2008	August 25, 2007

Long-lived assets
United States	$638,563	$585,149
Europe, Canada and Mexico (1)	43,687	39,094
Total	$682,250	$624,243

	Thirteen weeks ended	Thirteen weeks ended	Forty weeks ended	Thirty-nine weeks ended
	May 31,	May 26,	May 31,	May 26,
	2008	2007	2008	2007

Revenues:
United States	$229,083	$209,319	$698,401	$615,547
Europe and Canada (1)	25,534	20,530	73,764	59,046
	$254,617	$229,849	$772,165	$674,593

Income before income taxes:
United States	$24,040	$19,302	$68,076	$47,395
Europe, Canada and Mexico (1)	3,758	2,534	11,356	8,525
	$27,798	$21,836	$79,432	$55,920

(1)	No foreign country accounts for greater than 10% of total long-lived assets, revenues, or income before income taxes.

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

Results of Operations

The amounts of revenues and certain expense items for the thirteen and forty weeks ended May 31, 2008 and the thirteen and thirty-nine weeks ended May 26 2007, and the percentage changes in revenues and certain expense items as a percentage of total revenues between these periods are presented in the following table. Operating costs include merchandise costs related to the amortization of rental merchandise in service and direct sales, as well as labor and other production, service and delivery costs associated with operating our industrial laundries, Specialty Garments facilities, First Aid locations and our distribution center. Selling and administrative costs include costs related to our sales and marketing functions, as well as general and administrative costs associated with our corporate offices and operating locations; including information systems, engineering, materials management, manufacturing planning, finance, budgeting, and human resources.

	Thirteen weeks ended		Thirteen weeks ended			Forty weeks ended		Thirty-nine weeks ended
(in thousands, except percentages)	May 31, 2008	% of Rev.	May 26, 2007	% of Rev.	% Change	May 31, 2008	% of Rev.	May 26, 2007	% of Rev.	% Change

Revenues	$254,617	100.0%	$229,849	100.0%	10.8%	$772,165	100.0%	$674,593	100.0%	14.5%

Costs and expenses:
Operating costs (1)	157,169	61.7	144,257	62.8	9.0	480,797	62.3	427,366	63.4	12.5
Selling and administrative expenses (1)	54,466	21.4	48,659	21.2	11.9	164,080	21.2	147,490	21.9	11.2
Depreciation and amortization	13,192	5.2	12,322	5.4	7.1	40,094	5.2	35,726	5.3	12.2
	224,827	88.3	205,238	89.3	9.5	684,971	88.7	610,582	90.5	12.2

Income from operations	29,790	11.7	24,611	10.7	21.0	87,194	11.3	64,011	9.5	36.2

Other expense (income)	1,992	0.8	2,775	1.2	(28.3)	7,762	1.0	8,091	1.2	(4.1)

Income before income taxes	27,798	10.9	21,836	9.5	27.3	79,432	10.3	55,920	8.3	42.0
Provision for income taxes	10,858	4.2	8,153	3.5	33.2	30,737	4.0	21,531	3.2	42.8

Net income	$16,940	6.7%	$13,683	6.0%	23.8%	$48,695	6.3%	$34,389	5.1%	41.6%

(1) Exclusive of depreciation on our property and equipment and amortization of our intangible assets.

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

Thirteen Weeks Ended May 31, 2008 Compared with Thirteen Weeks Ended May 26, 2007

Revenues

	May 31,	May 26,	Dollar	Percent
(In thousands, except percentages)	2008	2007	Change	Change

Core Laundry Operations	$226,686	$203,260	$23,426	11.5%
Specialty Garments	20,401	18,272	2,129	11.7
First Aid	7,530	8,317	(787)	-9.5
Consolidated total	$254,617	$229,849	$24,768	10.8%

For the thirteen weeks ended May 31, 2008, our consolidated revenues increased by $24.8 million from the thirteen weeks ended May 26, 2007, or 10.8%. This increase was primarily driven by growth in our core laundry operations, where revenues increased by $23.4 million, or 11.5%, compared to the thirteen weeks ended May 26, 2007. Revenues from our core laundry operations increased due to organic growth of 7.8%, acquisition-related growth of 2.6% and favorable exchange rate fluctuations accounting for the remaining 1.1%. Specialty Garments revenues increased by 11.7% primarily due to growth within its European and domestic cleanroom operations as well as strong domestic direct sales. First Aid revenues decreased by 9.5% due to a difficult selling environment as well as the discontinuance of a product line in the second quarter of fiscal 2008.

Operating costs

Operating costs decreased as a percentage of revenues from 62.8%, or $144.3 million, for the thirteen weeks ended May 26, 2007, to 61.7%, or $157.2 million, for the thirteen weeks ended May 31, 2008. This decrease was driven by lower merchandise costs in our core laundry business as a percentage of revenues compared to the third quarter of fiscal 2007. In addition, the strong revenue growth within our core laundry operations resulted in a decrease in production payroll and payroll related costs as a percentage of revenues. These benefits were partially offset by higher energy costs associated with operating our fleet of delivery trucks. These benefits were also partially offset by higher overall operating costs as a percentage of revenues in our Specialty Garments segment.

Selling and administrative expense

Our selling and administrative expenses increased as a percentage of revenues to 21.4%, or $54.5 million, for the thirteen weeks ended May 31, 2008 from 21.2%, or $48.7 million, for the thirteen weeks ended May 26, 2007. This increase was primarily due to a slight increase in selling payroll costs as well as higher costs related to the ongoing investigation at one of our environmental sites.

Depreciation and amortization

Our depreciation and amortization expense increased to $13.2 million for the thirteen weeks ended May 31, 2008 from $12.3 million for the thirteen weeks ended May 26, 2007. The increase in depreciation and amortization expense was due to capital expenditures and acquisitions activity. As a percentage of revenues, however, depreciation and amortization decreased to 5.2% for the thirteen weeks ended May 31, 2008 from 5.4% for the thirteen weeks ended May 26, 2007.

Income from Operations

For the thirteen weeks ended May 31, 2008 and May 26, 2007, the revenue growth in our operations, as well as the change in our costs, discussed above, resulted in the following changes in our income from operations:

	May 31,	May 26,	Dollar	Percent
(In thousands, except percentages)	2008	2007	Change	Change

Core Laundry Operations	$27,799	$21,345	$6,454	30.2%
Specialty Garments	1,946	3,006	(1,060)	-35.3
First Aid	45	260	(215)	-82.8
Consolidated total	$29,790	$24,611	$5,179	21.0%

Other expense (income)

Other expense (income), which includes interest expense and interest income, was $2.0 million for the thirteen weeks ended May 31, 2008 as compared with $2.8 million for the thirteen weeks ended May 26, 2007. This decrease was attributable to lower average interest rates affecting our variable rate debt. The effect of the lower average interest rates more than offset an increase in our average debt outstanding during the period, primarily related to our acquisition of Western Uniform & Towel Service in the first quarter of fiscal 2008.

Provision for income taxes

Our effective income tax rate was 39.1% for the thirteen weeks ended May 31, 2008, as compared to 37.3% for the thirteen weeks ended May 26, 2007. The increase was primarily due to changes in the Company’s estimates of state income taxes and in the Company’s reserves for income tax exposures.

Forty Weeks Ended May 31, 2008 Compared with Thirty-nine Weeks Ended May 26, 2007

Revenues

	May 31,	May 26,	Dollar	Percent
(In thousands, except percentages)	2008	2007	Change	Change

Core Laundry Operations	$693,343	$602,774	$90,569	15.0%
Specialty Garments	54,783	48,376	6,407	13.2
First Aid	24,039	23,443	596	2.5
Consolidated total	$772,165	$674,593	$97,572	14.5%

For the forty weeks ended May 31, 2008, our consolidated revenues increased by $97.6 million from the thirty-nine weeks ended May 26, 2007, or 14.5%. This increase was primarily driven by growth in our core laundry operations, where revenues increased in the forty weeks ended May 31, 2008 by $90.6 million, or 15.0%, compared to the thirty-nine weeks ended May 26, 2007. Revenues from our core laundry operations increased due to organic growth of 7.8%, the effect of an extra week in fiscal 2008 of 3.0%, acquisition-related growth of 3.0% and favorable exchange rate fluctuations accounting for the remaining 1.2%. Specialty Garments revenues increased by 13.2% due to strong growth in the segment’s European and domestic cleanroom operations.

Operating costs

Operating costs decreased as a percentage of revenues from 63.4%, or $427.4 million, for the thirty-nine weeks ended May 26, 2007, to 62.3%, or $480.8 million, for the forty weeks ended May 31, 2008. This decrease was driven by lower merchandise costs in our core laundry business as a percentage of revenues compared to the first half of fiscal 2007. In addition, the strong revenue growth within our core laundry operations resulted in a decrease in production payroll and payroll related costs as a percentage of revenues. These benefits were partially offset by higher energy costs associated with operating our fleet of delivery trucks. These benefits were also partially offset by higher overall operating costs as a percentage of revenues in our Specialty Garments segment.

Selling and administrative expense

Our selling and administrative expenses decreased as a percentage of revenues to 21.2%, or $164.1 million, for the forty weeks ended May 31, 2008 from 21.9%, or $147.5 million, for the thirty-nine weeks ended May 26, 2007. This decrease was primarily due to the strong revenue growth within our core laundry operations, which resulted in a decrease in certain administrative payroll and payroll related costs as a percentage of revenues. In addition, during the thirty-nine weeks ended May 26, 2007, we recorded a $1.6 million increase to our environmental reserves as well as $0.7 million in severance expense related to the departure of one of our senior executives.

Depreciation and amortization

Our depreciation and amortization expense increased to $40.1 million for the forty weeks ended May 31, 2008 from $35.7 million for the thirty-nine weeks ended May 26, 2007. The increase in depreciation and amortization expense was due to capital expenditures and acquisitions activity. As a percentage of revenues, however, depreciation and amortization decreased to 5.2% for the forty weeks ended May 31, 2008 compared to 5.3% for the thirty-nine weeks ended May 26, 2007.

Income from Operations

For the forty weeks ended May 31, 2008 and the thirty-nine weeks ended May 26, 2007, the revenue growth in our operations, as well as the change in our costs, discussed above, resulted in the following changes in our income from operations:

	May 31,	May 26,	Dollar	Percent
(In thousands, except percentages)	2008	2007	Change	Change

Core Laundry Operations	$82,475	$57,620	$24,855	43.1%
Specialty Garments	4,365	5,501	(1,136)	-20.6
First Aid	354	890	(536)	-60.2
Consolidated total	$87,194	$64,011	$23,183	36.2%

Other expense (income)

Other expense (income), which includes interest expense and interest income, was $7.8 million for the forty weeks ended May 31, 2008 as compared with $8.1 million for the thirty-nine weeks ended May 26, 2007. This decrease was attributable to lower average interest rates affecting our variable rate debt. The effect of the lower average interest rates more than offset an increase in our average debt outstanding during the period, primarily related to our acquisition of Western Uniform & Towel Service in the first quarter of fiscal 2008.

Provision for income taxes

Our effective income tax rate was 38.7% for the forty weeks ended May 31, 2008, as compared to 38.5% for the thirty-nine weeks ended May 26, 2007. The increase was primarily due to changes in the Company’s estimates of state income taxes and in the Company’s reserves for income tax exposures.

Liquidity and Capital Resources

General. As of May 31, 2008, we had cash and cash equivalents of $24.5 million and working capital of $143.8 million. We believe that current cash and cash equivalent balances, cash generated from operations and amounts available under our Credit Agreement (defined below) will be sufficient to meet our anticipated working capital and capital expenditure requirements for at least the next 12 months.

Sources and uses of cash. During the forty weeks ended May 31, 2008, we generated cash from operating activities of $83.6 million, resulting primarily from net income of $48.7 million, amounts charged for depreciation and amortization of $40.1 million, and increases in accounts payable and accrued liabilities of $5.5 million and accrued income taxes of $4.6 million, offset by increases in accounts receivable of $13.6 million, prepaid expenses of $1.2 million, rental merchandise in service of $1.4 million, and net inventories of $0.6 million. We used our cash to, among other things, fund $50.5 million in capital expenditures and fund the acquisition of businesses totaling approximately $51.1 million. Our long-term debt increased by approximately $30.4 million as a result of $127.5 million of borrowings offset by $97.1 million of repayments during the forty weeks ended May 31, 2008.

Long-term debt and borrowing capacity. We have a $225.0 million unsecured revolving credit agreement (“Credit Agreement”) with a syndicate of banks, which matures on September 13, 2011. Under the Credit Agreement, we are able to borrow funds at variable interest rates based on the Eurodollar rate or the bank’s prime rate, as selected by the Company. Availability of credit requires compliance with certain financial and other covenants, including a maximum funded debt ratio and minimum interest coverage as defined in the Credit Agreement. We generally test our compliance with these financial covenants on a fiscal quarterly basis. At May 31, 2008, the interest rates applicable to our borrowings under the Credit Agreement were calculated as LIBOR plus 50 basis points at the time of the respective borrowing and ranged from 2.88% to 3.20%. As of May 31, 2008, the Company had outstanding borrowings of approximately $58.0 million, letters of credit of $34.1 million and $132.9 million available for borrowing.

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

As of May 31, 2008, we were in compliance with all covenants under the 2004 Note Agreement, 2006 Note Agreement and the Credit Agreement.

In January 2008, we entered into an interest rate swap agreement to manage our exposure to interest rate movements and the related effect on our variable rate debt. The swap agreement, with a notional amount of $100.0 million, matures on March 14, 2011. We pay a fixed rate of 3.51% and receive a variable rate tied to the three month LIBOR rate. We have accounted for this instrument as a cash flow hedge under SFAS No. 133 and as a result, have recorded all changes in the fair value of the swap agreement in accumulated other comprehensive income, a component of shareholders’ equity. For additional details on the interest rate swap see Note 3 to these Consolidated Financial Statements.

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

For environmental liabilities that have been discounted, we include interest accretion, based on the effective interest method, in operating costs on the consolidated statements of income. The changes to our environmental liabilities for the forty weeks ended May 31, 2008 are as follows (in thousands):

Beginning balance as of August 25, 2007	$15,683
Costs incurred for which reserves have been provided	(2,759)
Insurance proceeds received	99
Interest accretion	587
Change in estimate of liability	535
Balance as of May 31, 2008	$14,145

Anticipated payments and insurance proceeds of currently identified environmental remediation liabilities as of May 31, 2008, for the next five fiscal years and thereafter, as measured in current dollars, are reflected below (in thousands).

Fiscal year ended August	2008	2009	2010	2011	2012	Thereafter	Total
Estimated costs – current dollars	$4,442	2,436	1,456	1,041	996	10,750	$21,121

Estimated insurance proceeds	(167)	(266)	(266)	(273)	(266)	(3,875)	(5,113)

Net anticipated costs	$4,275	2,170	1,190	768	730	6,875	$16,008

Effect of Inflation							4,172
Effect of Discounting							(6,035)

Balance as of May 31, 2008							$14,145

Estimated insurance proceeds are primarily received from an annuity received as part of a legal settlement with an insurance company. Annual proceeds of approximately $0.3 million are deposited into an escrow account which funds remediation and monitoring costs for three sites related to former operations in Williamstown, Vermont. Annual proceeds received but not expended in the current year accumulate in this account and may be used in future years for costs related to this site through the year 2027. As of May 31, 2008, the balance in this escrow account, which is held in a trust and is not recorded on our consolidated balance sheet, was approximately $2.6 million. Also included in estimated insurance proceeds are amounts we are entitled to receive pursuant to legal settlements as reimbursements from three insurance companies for estimated costs at the site in Uvalde, Texas.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. This statement is effective for fiscal years beginning after November 15, 2007, and all interim periods within those fiscal years and must be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. However, on February 12, 2008, the FASB issued Staff Position 157-2 which delays the effective date of Statement 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. For items within its scope, this Staff Position defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008. We are currently evaluating the impact SFAS No. 157 will have on its Consolidated Financial Statements.

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

Goodwill, Intangibles and Other Long-Lived Assets

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized. SFAS No. 142 requires that companies test goodwill for impairment on an annual basis. In addition, SFAS No. 142 also requires that companies test goodwill if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit to which goodwill is assigned below its carrying amount. Our evaluation considers changes in the operating environment, competitive information, market trends, operating performance and cash flow modeling. We complete our annual impairment test in the fourth quarter of each fiscal year and there were no impairments of goodwill in the year ended August 25, 2007 and no events or circumstances in the forty weeks ended May 31, 2008 that would indicate that there may have been any impairment of goodwill during such period. Future events could cause us to conclude that impairment indicators exist and that goodwill or other intangibles associated with previously acquired businesses are impaired. Any resulting impairment loss could have a material impact on our financial condition and results of operations.

Property and equipment and definite-lived intangible assets are depreciated or amortized over their useful lives. Useful lives are based on our estimates of the period that the assets will generate revenue. Long-lived assets are evaluated for impairment whenever events and circumstances indicate an asset may be impaired. There were no material impairments of property and equipment or definite-lived intangible assets in the forty weeks ended May 31, 2008 or the year ended August 25, 2007.

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

We have recognized as a liability the present value of the estimated future costs to decommission our nuclear laundry facilities in accordance with the provisions of SFAS No. 143. We depreciate, on a straight-line basis, the amount added to property and equipment and recognize accretion expense in connection with the discounted liability over the various remaining lives which range from approximately one to twenty-three years.

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

Energy Costs

Energy costs associated with operating our fleet of delivery trucks increased during the forty weeks ended May 31, 2008. Significant increases in energy costs, specifically natural gas and gasoline, can materially affect our results of operations and financial condition.

Contractual Obligations and Other Commercial Commitments

As of May 31, 2008, there were no material changes in our contractual obligations as disclosed in our Annual Report on Form 10-K for the year ended August 25, 2007.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

We have determined that all of our foreign subsidiaries operate primarily in local currencies that represent the functional currencies of the subsidiaries. All assets and liabilities of our foreign subsidiaries are translated into U.S. dollars using the exchange rate prevailing at the balance sheet date. The effect of exchange rate fluctuations on the translation of assets and liabilities are recorded as a component of shareholders’ equity. Income and expense accounts are translated at average exchange rates during the year. As such, our financial condition and operating results are affected by fluctuations in the value of the U.S. dollar as compared to currencies in foreign countries. Revenues denominated in currencies other than the U.S. dollar represented approximately 10% of total consolidated revenues for both the thirteen and forty weeks ended May 31, 2008, and total assets denominated in currencies other than the U.S. dollar represented approximately 9% of total consolidated assets at both May 31, 2008 and August 25, 2007. If exchange rates had changed by 10% from the actual rates in effect during the thirteen and forty weeks ended as of May 31, 2008, our revenues for the thirteen and forty weeks ended May 31, 2008 would have changed by approximately $2.6 million and $7.4 million, respectively, and assets as of May 31, 2008 would have changed by approximately $8.9 million.

We do not operate a hedging program to mitigate the effect of a significant rapid change in the value of the Canadian Dollar, Euro, British Pound, or Mexican Peso as compared to the U.S. dollar. Any gains or losses resulting from foreign currency transactions, including exchange rate fluctuations on intercompany accounts, are reported as transaction gains (losses) in selling and administrative expenses. The intercompany payables and receivables are denominated in Canadian Dollars, Euros, British Pounds and Mexican Pesos. During the thirteen and forty weeks ended May 31, 2008 transaction gains (losses) included in selling and administrative expenses were approximately $(8,000) and $421,000, respectively. If the exchange rates had changed by 10% during the thirteen and forty weeks ended May 31, 2008, we would have recognized exchange gains of approximately $0.4 million for both periods.

Interest Rate Sensitivity

We are exposed to market risk from changes in interest rates which may adversely affect our financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, we manage these exposures through our regular operating and financing activities. We are exposed to interest rate risk primarily through our borrowings under our $225.0 million Credit Agreement with a syndicate of banks and our 2006 Floating Rate Notes which were purchased by a group of insurance companies pursuant to our 2006 Note Agreement. Under both agreements, we borrow funds at variable interest rates based on the Eurodollar rate or LIBOR rates. If the LIBOR and Eurodollar rates fluctuated by 10% from the actual rates in effect during the thirteen and forty weeks ended May 31, 2008, interest expense would have fluctuated by approximately $0.1 million and $0.5 million from the interest expense recognized for the thirteen and forty weeks ended May 31, 2008, respectively.

In January 2008, we entered into an interest rate swap agreement to manage our exposure to interest rate movements and the related effect on our variable rate debt. The swap agreement, with a notional amount of $100.0 million, matures on March 14, 2011. We pay a fixed rate of 3.51% and receive a variable rate tied to the three month LIBOR rate. We have accounted for this instrument as a cash flow hedge under SFAS No. 133 and, as a result, have recorded all changes in the fair value of the swap agreement in accumulated other comprehensive income, a component of shareholders’ equity.

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

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the third quarter of fiscal year 2008 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

UniFirst Corporation

July 9, 2008	By:	/s/ Ronald D. Croatti Ronald D. Croatti President and Chief Executive Officer

July 9, 2008	By:	/s/ John B. Bartlett John B. Bartlett Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

*	31.1 Rule 13a-14(a)/15d-14(a) Certification of Ronald D. Croatti

*	31.2 Rule 13a-14(a)/15d-14(a) Certification of John B. Bartlett

**	32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**	32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

**	Furnished herewith