Form 10-K
period 2008-08-30
UNIFIRST CORP
filed 2008-11-13
CIK 717954

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended August 30, 2008

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 0-8504

UNIFIRST CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Massachusetts	04-2103460
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

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

Yes      No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes      No ☑

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

Large accelerated filer        Accelerated filer ☑ Smaller Reporting Company       Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes      No ☑

The number of outstanding shares of the Registrant’s Common Stock and Class B Common Stock at November 7, 2008 were 14,391,629 and 4,935,369, respectively. The aggregate market value of the voting stock of the Registrant held by non-affiliates as of February 29, 2008 (the last business day of the Registrant’s most recently completed second fiscal quarter), computed by reference to the closing sale price of such shares on such date, was approximately $549,013,848.

Documents Incorporated By Reference

The Registrant intends to file a Definitive Proxy Statement pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended, for its 2009 Annual Meeting of Shareholders within 120 days of the end of the fiscal year ended August 30, 2008. Portions of such Proxy Statement are incorporated by reference in Part III of this Annual Report on Form 10-K.

UniFirst Corporation

Annual Report on Form 10-K

For the Fiscal Year Ended August 30, 2008

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
Item 8. Financial Statements and Supplementary Data
Consolidated statements of income for each of the three years in the period ended August 30, 2008
Consolidated balance sheets as of August 30, 2008 and August 25, 2007
Consolidated statements of shareholders' equity for each of the three years in the period ended August 30, 2008
Consolidated statements of cash flows for each of the three years in the period ended August 30, 2008
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
PART IV
Item 15. Exhibits and Financial Statement Schedules
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

Our principal services include providing customers with uniforms and other non-garment items, picking up soiled uniforms or other items on a periodic basis (usually weekly), and delivering, at the same time, cleaned and processed items. We offer uniforms in a wide variety of styles, colors, sizes and fabrics and with personalized emblems selected by the customer. Our centralized services, specialized equipment and economies of scale generally allow us to be more cost effective in providing garment services than customers could be themselves, particularly those customers with high employee turnover rates. During fiscal 2008, we manufactured approximately 60% of the garments we placed in service. Because we design and manufacture a majority of our own uniforms and protective clothes, we can produce custom garment programs for our larger customers, offer a diverse range of such designs within our standard line of garments and better control the quality, price and speed at which we produce such garments. In addition, among our competitors, we believe we have the largest in-house digital image processing capability, allowing us to convert an image provided by a customer into customized, mass producible embroidered emblems, typically within two days.

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

In fiscal 2008, we generated $1.023 billion in revenue, of which approximately 90% was derived from the US and Canadian Rental and Cleaning and Corporate segments. Specialty Garments and First Aid accounted for approximately 7% and 3% of our 2008 revenues, respectively.

PRODUCTS AND SERVICES

We provide our customers with personalized workplace uniforms and protective work clothing in a broad range of styles, colors, sizes and fabrics. Our uniform products include shirts, pants, jackets, coveralls, lab coats, smocks, aprons and specialized protective wear, such as flame resistant and high visibility garments. At certain specialized facilities, we also decontaminate and clean clothes which may have been exposed to radioactive materials and service special cleanroom protective wear. We also offer non-garment items and services, such as industrial wiping products, floor mats, dry and wet mops, restroom supplies and other textile products.

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

CUSTOMERS

We serve businesses of all sizes in numerous industry categories. During each of the past five years, no single uniform rental customer accounted for more than 1% of our revenues. Our typical customers include automobile service centers and dealers, delivery services, food and general merchandise retailers, food processors and service operations, light manufacturers, maintenance facilities, restaurants, service companies, soft and durable goods wholesalers, transportation companies, and others who require employee clothing for image, identification, protection or utility purposes. Among our largest customers of our conventional uniform rental business are divisions, units, regional operations or franchised agencies of major, nationally recognized organizations. With respect to our Specialty Garment segment, typical customers include government agencies, research and development laboratories, high technology companies and utilities operating nuclear reactors. We currently service over 200,000 customer locations in the United States, Canada and Europe from 201 customer service, distribution and manufacturing facilities.

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

MANUFACTURING AND SOURCING

We manufactured approximately 60% of all garments which we placed in service during fiscal 2008. These were primarily work pants and shirts manufactured at our plants in Cardenas, Ebano and Valles, which are located in San Luis Potosi, Mexico. The balance of the garments used in our programs are purchased from a variety of industry suppliers. While we currently acquire the raw materials with which we produce our garments from a limited number of suppliers, we believe that such materials are readily available from other sources. To date, we have experienced no significant difficulty in obtaining any of our raw materials or supplies. Currently, we also manufacture approximately 75% of the mats we place in service at our plant in Cave City, Arkansas.

EMPLOYEES

At August 30, 2008, we employed approximately 11,000 persons. Approximately 2% of our United States employees are represented by a union pursuant to a collective bargaining agreement. We consider our employee relations to be good.

EXECUTIVE OFFICERS

Our executive officers are as follows:

NAME	AGE	POSITION
Ronald D. Croatti	65	Chairman of the Board, President, and Chief Executive Officer
John B. Bartlett	67	Senior Vice President and Chief Financial Officer
Cynthia Croatti	53	Executive Vice President and Treasurer
Bruce P. Boynton	60	Senior Vice President, Operations
David A. DiFillippo	51	Senior Vice President, Operations

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

ENVIRONMENTAL MATTERS

We, like our competitors, are subject to various federal, state and local laws and regulations governing, among other things, the generation, handling, storage, transportation, treatment and disposal of hazardous wastes and other substances. In particular, industrial laundries currently use and must dispose of detergent waste water and other residues, and, in the past, used perchloroethylene and other dry cleaning solvents. We are attentive to the environmental concerns surrounding the disposal of these materials and have through the years taken measures to avoid their improper disposal. Over the years, we have settled, or contributed to the settlement of, actions or claims brought against us relating to the disposal of hazardous materials and there can be no assurance that we will not have to expend material amounts to remediate the consequences of any such disposal in the future. Further, under environmental laws, an owner or lessee of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances located on or in or emanating from such property, as well as related costs of investigation and property damage. Such laws often impose liability without regard to whether the owner or lessee knew of or was responsible for the presence of such hazardous or toxic substances. There can be no assurance that acquired or leased locations have been operated in compliance with environmental laws and regulations or that future uses or conditions will not result in the imposition of liability upon us under such laws or expose us to third-party actions such as tort suits. We continue to address environmental conditions under terms of consent orders negotiated with the applicable environmental authorities or otherwise with respect to sites located in, or related to, Woburn, Massachusetts, Somerville, Massachusetts, Springfield, Massachusetts, Uvalde, Texas, Stockton, California, Williamstown, Vermont, as well as a number of additional locations that we acquired as part of our acquisition of Textilease Corporation in September 2003. For additional discussion refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the risk factor set forth on page 6 of this Annual Report on Form 10-K.

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

The uniform rental and sales industry is highly competitive. The principal methods of competition in the industry are quality of products, quality of service and price. We believe that the top four companies in the uniform rental segment of the industry, including us, currently generate over 40% of the industry’s volume. Our leading competitors include Aramark Corporation, Cintas Corporation and G&K Services, Inc. The remainder of the market, however, is divided among more than 400 smaller businesses, many of which serve one or a limited number of markets or geographic service areas. In addition to our traditional rental competitors, we may increasingly compete in the future with businesses that focus on selling uniforms and other related items. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could have a material effect on our results of operations and financial condition. We also compete with industry competitors for acquisitions, which has the effect of increasing the price for acquisitions and reducing the number of acquisition candidates available to us. If we pay higher prices for businesses we acquire, our returns on investment and profitability may be reduced.

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

In order to finance such acquisitions, we may need to obtain additional funds either through public or private financings, including bank and other secured and unsecured borrowings and the issuance of debt or equity securities. There can be no assurance that future issuances of securities in connection with acquisitions will not be dilutive to our shareholders.

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

We employ approximately 11,000 persons. Approximately 2% of our United States employees are represented by a union pursuant to a collective bargaining agreement. Competitors within our industry have been the target of corporate unionization campaigns by multiple labor unions. While our management believes that our employee relations are good, we cannot assure you that we will not experience pressure from labor unions or become the target of campaigns similar to those faced by our competitors. The potential for unionization could increase if the United States Congress passes federal “card check” legislation. If we do encounter pressure from labor unions, any resulting labor unrest could disrupt our business by impairing our ability to produce and deliver our products. In addition, significant union representation would require us to negotiate wages, salaries, benefits and other terms with many of our employees collectively and could adversely affect our results of operations by increasing our labor costs or otherwise restricting our ability to maximize the efficiency of our operations.

Recent economic trends could adversely affect our financial performance

Economic downturns and declines in consumption in our markets may affect the levels of both our sales and profitability.  As widely reported, the domestic and global financial markets have been experiencing extreme disruption in recent months, including severely diminished liquidity and credit availability.  Concurrently, economic weakness has begun to accelerate.  We believe these conditions have not materially impacted our financial position as of August 30, 2008 or our liquidity for the year ended August 30, 2008.  However, we could be negatively impacted if either of these conditions exists for a sustained period of time, or if there is further deterioration in financial markets and major economies.  The current tightening of credit in financial markets may adversely affect the ability of our customers and suppliers to obtain financing, which could result in a decrease in, or cancellation of, our services.  In addition, weakening economic conditions and outlook may result in a further decline in the level of our customers’ spending that could adversely affect our results of operations and liquidity.  We are unable to predict the likely duration and severity of the current disruption in the domestic and global financial markets and the related adverse economic conditions.

Our business may be adversely affected by global, national, regional or industry specific economic slowdowns.

Global, national, regional or industry specific economic slowdowns, as well as events or conditions in a particular area, such as adverse weather and other factors, may adversely affect our operating results. In addition, increases in interest rates that may lead to a decline in economic activity, while simultaneously resulting in higher interest expense to us under our credit facility and floating rate notes, may adversely affect our operating results.

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

We manufactured approximately 60% of all garments which we placed in service during fiscal 2008. These were primarily work pants and shirts manufactured at our plants in Cardenas, Ebano and Valles, which are located in San Luis Potosi, Mexico. The balance of the garments used in our programs are purchased from a variety of industry suppliers. While we currently acquire the raw materials with which we produce our garments from a limited number of suppliers, we believe that such materials are readily available from other sources. To date, we have experienced no significant difficulty in obtaining any of our raw materials or supplies. However, if we were to experience difficulty obtaining any of our raw materials from such suppliers and were unable to obtain new materials or supplies from other industry suppliers, it could adversely affect our results of operations.

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

A portion of our sales is derived from international markets. Revenue denominated in currencies other than the U.S. dollar represented approximately 10% of total consolidated revenues for fiscal 2008, 9% for fiscal 2007 and 8% for fiscal 2006. The operating results of our international subsidiaries are translated into U.S. dollars and such results are affected by movements in foreign currencies relative to the U.S. dollar. Our international operations are also subject to other risks, including the requirement to comply with changing and conflicting national and local regulatory requirements, potential difficulties in staffing and labor disputes; managing and obtaining support and distribution for local operations, credit risk or financial condition of local customers, potential imposition of restrictions on investments, potentially adverse tax consequences, including imposition or increase of withholding and other taxes on remittances and other payments by subsidiaries; foreign exchange controls, and local political and social conditions. There can be no assurance that the foregoing factors will not have an adverse effect on our international operations or on our consolidated financial condition and results of operations. We own and operate manufacturing facilities in Mexico. Operations in developing nations present several additional risks, including greater fluctuation in currencies relative to the U.S. dollar, economic and governmental instability, civil disturbances, volatility in gross domestic production, Foreign Corrupt Practice Act compliance issues and nationalization and expropriation of private assets.

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

We are controlled by our principal shareholders, and our other shareholders may be unable to affect the outcome of shareholder voting.

As of October 8, 2008, the members of the Croatti family owned in the aggregate approximately 301,092 shares of our Common Stock and approximately 4,935,369 shares of our Class B Common Stock, which represents approximately 27.1% of the aggregate number of outstanding shares of our Common Stock and Class B Common Stock, but approximately 77.9% of the combined voting power of the outstanding shares of our Common Stock and Class B Common Stock. As a result, the members of the Croatti family, acting with other family members, could effectively control most matters requiring approval by our shareholders, including the election of a majority of the directors. While historically the members of the Croatti family have individually voted their respective shares of Class B Common Stock in the same manner, there is no contractual understanding requiring this and there is no assurance that the family members will continue to individually vote their shares of Class B Common Stock in the same manner. This voting control by the members of the Croatti family, together with certain provisions of our by-laws and articles of organization, could have the effect of delaying, deferring or preventing a change in control of our Company that would otherwise be beneficial to our public shareholders.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of August 30, 2008, we owned or occupied 201 facilities containing an aggregate of approximately 5.3 million square feet located in the United States, Canada, Mexico and Europe. We owned 103 of these facilities, containing approximately 3.9 million square feet. These facilities include our 320,000 square foot Owensboro, Kentucky distribution center and all of our industrial laundry processing plants. We believe our industrial laundry facilities are among the most modern in the industry.

We own substantially all of the machinery and equipment used in our operations. We believe that our facilities and our production, cleaning and decontamination equipment have been well maintained and are adequate for our present needs. We also own a fleet of approximately 2,700 delivery vans, trucks and other vehicles.

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

	Price Per Share		Dividends Per Share
	High	Low	Common Stock	Class B Common Stock
Year ended August 30, 2008
First Quarter	$42.30	$36.29	$0.0375	$0.0300
Second Quarter	41.53	35.97	0.0375	0.0300
Third Quarter	49.56	35.86	0.0375	0.0300
Fourth Quarter	48.36	43.03	0.0375	0.0300

	Price Per Share		Dividends Per Share
	High	Low	Common Stock	Class B Common Stock
Year ended August 25, 2007
First Quarter	$40.00	$30.80	$0.0375	$0.0300
Second Quarter	44.59	38.15	0.0375	0.0300
Third Quarter	44.59	38.37	0.0375	0.0300
Fourth Quarter	47.05	37.40	0.0375	0.0300

The approximate number of shareholders of record of our Common Stock and Class B Common Stock as of November 7, 2008 were 95 and 20, respectively. We believe that the number of beneficial owners of our Common Stock is substantially greater than the number of record holders because a large portion of our Common Stock is held of record in broker ‘‘street names.’’

We have paid regular quarterly dividends since 1983 and intend to continue such policy subject to, among other factors, our earnings, financial condition and capital requirements. No dividends will be payable unless declared by our Board of Directors and then only to the extent funds are legally available for the payment of such dividends. In the event that our Board of Directors votes to pay a dividend, our Common Stock must receive a dividend equal to no less than 125% of any dividend paid on the Class B Common Stock. On July 8, 2008, our Board of Directors declared a quarterly dividend of $0.0375 and $0.0300 per share on our Common Stock and Class B Common Stock, respectively, that was paid on October 3, 2008 to shareholders of record on September 12, 2008.

The following table sets forth information concerning our equity compensation plans as of August 30, 2008.

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities referenced in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	336,225	$31.90	306,050
Equity compensation plans not approved by security holders	—	N/A	—
Total	336,225	$31.90	306,050

Stock Performance Graph

Set forth below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on our Common Stock, based on the market price of our Common Stock, with the cumulative total shareholder return of a peer group and of companies within the Standard & Poor’s 500 Stock Index, in each case assuming reinvestment of dividends. The peer group is composed of Cintas Corporation, G & K Services, Inc. and Angelica Corporation. The calculation of cumulative total shareholder return assumes a $100 investment in our Common Stock, the peer group and the S&P 500 Stock Index on August 31, 2003.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements and Notes to Consolidated Financial Statements included in Item 8.

The selected consolidated balance sheet data set forth below as of August 30, 2008 and August 25, 2007 and the selected consolidated income statement data for the three years in the period ended August 30, 2008 are derived from our audited Consolidated Financial Statements included in this Annual Report on Form 10-K. All other selected consolidated financial data set forth below are derived from our audited financial statements not included in this Annual Report on Form 10-K. The per share data listed below is accounted for in accordance with the Emerging Issues Task Force (“EITF”) Issue No. 03-6, Participating Securities and the Two-Class Method under FAS 128. EITF Issue No. 03-6 provides guidance in determining when the two-class method, as defined in Statements of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share, should be utilized in calculating earnings per share. Our Common Stock has a 25% dividend preference to our Class B Common Stock. The Class B Common Stock, which has ten votes per share as opposed to one vote per share for the Common Stock, is not freely transferable but may be converted at any time on a one-for-one basis into Common Stock at the option of the holder of the Class B Common Stock. EITF Issue No. 03-6 requires the income per share for each class of common stock to be calculated assuming 100% of our earnings are distributed as dividends to each class of common stock based on their respective dividend rights.

Five Year Financial Summary

UniFirst Corporation and Subsidiaries

Fiscal Year Ended August (In thousands, except per share data)	2008	2007	2006	2005	2004
Selected Balance Sheet Data:
Total assets	$981,667	$874,464	$829,702	$748,305	$702,366
Long-term obligations	$235,539	$206,049	$210,535	$176,671	$178,841
Shareholders' equity	$556,770	$497,327	$452,545	$412,342	$368,707

Selected Income Statement Data:
Revenues	$1,023,175	$902,102	$820,972	$763,842	$719,356
Depreciation and amortization	$53,784	$48,512	$45,310	$43,927	$44,889
Income from operations	$108,638	$84,152	$73,403	$76,172	$64,004
Other expense, net	$9,939	$10,690	$9,146	$7,001	$9,406
Provision for income taxes	$37,721	$28,267	$25,049	$25,823	$21,020

Net income	$60,978	$45,195	$39,208	$43,348	$33,578

Income per share:
Basic - Common stock	$3.33	$2.47	$2.25	$2.51	$1.95
Basic - Class B Common Stock	$2.66	$1.98	$1.80	$2.01	$1.56
Diluted - Common stock	$3.15	$2.34	$2.03	$2.24	$1.74

Dividends per share:
Common stock	$0.15	$0.15	$0.15	$0.15	$0.15
Class B Common Stock	$0.12	$0.12	$0.12	$0.12	$0.12

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview

UniFirst Corporation, together with its subsidiaries, hereunder referred to as “we”, “our”, the “Company” or “UniFirst” is one of the largest providers of workplace uniforms and protective clothing in the United States. We design, manufacture, personalize, rent, clean, deliver, and sell a wide range of uniforms and protective clothing, including shirts, pants, jackets, coveralls, lab coats, smocks, aprons and specialized protective wear, such as flame resistant and high visibility garments. We also rent industrial wiping products, floor mats, facility service products and other non-garment items, and provide first aid cabinet services and other safety supplies, to a variety of manufacturers, retailers and service companies.

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

We continue to expand into additional geographic markets through acquisitions and organic growth. We currently service over 200,000 customer locations in the United States, Canada and Europe from 201 customer service, distribution and manufacturing facilities.

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

The MFG operating segment designs and manufactures uniforms and non-garment items primarily for the purpose of providing these goods to the US and Canadian Rental and Cleaning reporting segment. The amounts reflected as revenues of MFG are generated when goods are shipped from our manufacturing facilities to our other locations. These revenues are recorded at a transfer price which is typically in excess of the actual manufacturing cost. The transfer price is determined by our management and may not necessarily represent the fair value of the products manufactured. Products are carried in inventory and subsequently placed in service and amortized at this transfer price. On a consolidated basis, intercompany MFG revenues and MFG income are eliminated and the carrying value of inventories and rental merchandise in service is reduced to the manufacturing cost. Income before income taxes from MFG, net of the intercompany MFG elimination, was $29.1 million, $25.1 million, and $23.8 million for the years ended August 30, 2008, August 25, 2007 and August 26, 2006, respectively. This income offsets the merchandise amortization costs incurred by the US and Canadian Rental and Cleaning reporting segment as the merchandise costs of this reporting segment are amortized and recognized based on inventories purchased from MFG at the transfer price which is above our manufacturing cost.

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

Approximately 90% of our revenues in fiscal 2008 were derived from US and Canadian Rental and Cleaning, and Corporate. A key driver of this business is the number of workers employed by our customers. Our revenues are directly impacted by fluctuations in these employment levels. Revenues from Specialty Garments, which accounted for 7% of our 2008 revenues, increase during outages and refueling by nuclear power plants, as garment usage increases at these times. First Aid represented 3% of our total revenue in fiscal 2008.

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

Foreign Currency Translation

The functional currency of our foreign operations is the local country’s currency. Transaction gains and losses, including gains and losses on our intercompany transactions, are included in Other expense (income), in the accompanying consolidated statements of income. Assets and liabilities of operations outside the United States are translated into U.S. dollars using period-end exchange rates. Revenues and expenses are translated at the average exchange rates in effect during each month of the fiscal year. The effects of foreign currency translation adjustments are included in shareholders’ equity as a component of accumulated other comprehensive income in the accompanying consolidated balance sheets.

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

Goodwill, Intangibles and Other Long-Lived Assets

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized. SFAS No. 142 requires that companies test goodwill for impairment on an annual basis. In addition, SFAS No. 142 also requires that companies test goodwill if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit to which goodwill is assigned below its carrying amount. Our evaluation considers changes in the operating environment, competitive information, market trends, operating performance and cash flow modeling. We complete our annual impairment test in the fourth quarter of each fiscal year and there have been no impairments of goodwill or other intangible assets in fiscal 2008, 2007 or 2006 or any events or circumstances that would indicate that there may have been any impairment of goodwill or other intangible assets during such periods. Future events could cause us to conclude that impairment indicators exist and that goodwill or other intangibles associated with previously acquired businesses are impaired. Any resulting impairment loss could have a material impact on our financial condition and results of operations.

Property and equipment and definite-lived intangible assets are depreciated or amortized over their useful lives. Useful lives are based on our estimates of the period that the assets will generate revenue. Long-lived assets are evaluated for impairment whenever events or circumstances indicate an asset may be impaired. There were no material impairments of property and equipment or definite-lived intangible assets in fiscal 2008, 2007 or 2006.

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

The estimated liability for environmental contingencies has been discounted using risk-free interest rates ranging from 4% to 4.5% over periods ranging from ten to thirty years. The estimated current costs, net of legal settlements with insurance carriers, have been adjusted for the estimated impact of inflation at 3% per year. Changes in enacted laws, regulatory orders or decrees, our estimates of costs, insurance proceeds, participation by other parties, the timing of payments and the input of our attorneys and outside consultants based on changing legal or factual circumstances could have a material impact on the amounts recorded for our environmental and other contingent liabilities. Refer to Note 10 of the Consolidated Financial Statements for additional discussion and analysis.

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

Derivative Financial Instruments

We account for our derivative instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and related authoritative guidance. All derivative instruments are recorded as other assets or other liabilities at fair value, which is calculated as an estimate of the future cash flows, and subsequent changes in a derivative’s fair value are recognized in income, unless specific hedge accounting criteria are met. Cash flows associated with derivatives are classified in the same category as the cash flows hedged in our Consolidated Statements of Cash Flows.

Derivative instruments that qualify for hedge accounting are classified as a hedge of the variability of cash flows to be paid related to a recognized liability or a forecasted transaction. Changes in the fair value of a derivative that is highly effective and designated as a cash flow hedge are recognized in accumulated other comprehensive income until expense from the cash flows of the hedged items are recognized. We perform an assessment at the inception of the hedge and on a quarterly basis thereafter, to determine whether our derivatives are highly effective in offsetting changes in the value of the hedged items. Any changes in the fair value resulting from hedge ineffectiveness, is immediately recognized as income or expense.

Our hedging activities are transacted only with highly rated institutions, reducing our exposure to credit risk in the event of nonperformance.

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

We are periodically reviewed by domestic and foreign tax authorities regarding the amount of taxes due. These reviews include questions regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. In evaluating the exposure associated with various filing positions, we recorded estimated reserves for probable exposures, in accordance with SFAS No. 5, Accounting for Contingencies, through August 25, 2007. On August 26, 2007, we adopted FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, which fundamentally changed the way we are required to treat our uncertain tax positions for financial accounting purposes. Refer to “Recent Accounting Pronouncements”, in Note 1 to the Consolidated Financial Statements and Note 3, “Income Taxes”, for further discussion regarding our adoption of FIN No. 48.

Results of Operations

The following table presents (in thousands, except for percentages), as a percent of total revenue, certain selected financial data for our three fiscal years ended August 30, 2008, August 25, 2007 and August 26, 2006. Operating costs presented below include merchandise costs related to the amortization of rental merchandise in service and direct sales as well as labor and other production, service and delivery costs associated with operating our industrial laundries, Specialty Garments facilities, First Aid locations and our distribution center. Selling and administrative costs include costs related to our sales and marketing functions as well as general and administrative costs associated with our corporate offices and operating locations including information systems, engineering, materials management, manufacturing planning, finance, budgeting, and human resources.

							% Change
	FY 2008	% of Revenues	FY 2007	% of Revenues	FY 2006	% of Revenues	FY 2008 vs. FY 2007	FY 2007 vs. FY 2006
Revenues	$1,023,175	100.0%	$902,102	100.0%	$820,972	100.0%	13.4%	9.9%

Costs and expenses:
Operating costs (1)	643,886	62.9	572,221	63.4	524,694	63.9	12.5	9.1
Selling and administrative expenses (1)	216,867	21.2	197,217	21.9	177,565	21.6	10.0	11.1
Depreciation and amortization	53,784	5.3	48,512	5.4	45,310	5.5	10.9	7.1
	914,537	89.4	817,950	90.7	747,569	91.1	11.8	9.4

Income from operations	108,638	10.6	84,152	9.3	73,403	8.9	29.1	14.6
Other expense (income)	9,939	1.0	10,690	1.2	9,146	1.1	(7.0)	16.9

Income before income taxes	98,699	9.6	73,462	8.1	64,257	7.8	34.4	14.3
Provision for income taxes	37,721	3.7	28,267	3.1	25,049	3.0	33.4	12.8

Net income	$60,978	6.0%	$45,195	5.0%	$39,208	4.8%	34.9%	15.3%

(1) Exclusive of depreciation on our property and equipment and amortization of our intangible assets.

Revenues and income (loss) from operations by reporting segment for the three fiscal years ended August 30, 2008, August 25, 2007, and August 26, 2006, are presented in the following table. Refer to Note 14 of the Consolidated Financial Statements for discussion of our reporting segments.

	Fiscal year ended August
(in thousands)	2008	2007	2006
Segment Information
Revenues
US and Canadian Rental and Cleaning	$911,044	$799,515	$733,294
MFG	91,834	89,209	72,239
Net intercompany MFG elimination	(91,834)	(89,209)	(72,239)
Corporate	8,942	7,945	5,861

Subtotal: Core Laundry Operations	919,986	807,460	739,155
Specialty Garments	71,637	62,868	51,553
First Aid	31,552	31,774	30,264

	$1,023,175	$902,102	$820,972
Income (loss) from operations
US and Canadian Rental and Cleaning	$137,341	$111,801	$103,237
MFG	32,067	30,718	24,493
Net intercompany MFG elimination	(2,632)	(5,366)	(637)
Corporate	(63,229)	(58,925)	(56,199)

Subtotal: Core Laundry Operations	103,547	78,228	70,894
Specialty Garments	4,204	4,498	147
First Aid	887	1,426	2,362

	$108,638	$84,152	$73,403

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

Fiscal Year Ended August 30, 2008 Compared with Fiscal Year Ended August 25, 2007

Revenues

	August 30,	August 25,	Dollar	Percent
	2008	2007	Change	Change
	(In thousands, except percentages)

Core Laundry Operations	$919,986	$807,460	$112,526	13.9%
Specialty Garments	71,637	62,868	8,769	13.9
First Aid	31,552	31,774	(222)	(0.7)
Total consolidated revenues	$1,023,175	$902,102	$121,073	13.4%

In fiscal 2008, our consolidated revenues increased by $121.1 million from the comparable period in 2007, or 13.4%. This increase was primarily due to organic growth, which accounted for a 7.2% increase in revenue. The remaining increase was attributable to incremental acquisition-related revenues, which accounted for a 2.9% increase in revenue, the effect of an extra week in fiscal 2008 compared to 2007, which accounted for a 2.2% increase in revenue, and the effect of foreign exchange fluctuations, which accounted for a 1.1% increase in revenue. On a segment reporting basis, the core laundry operation’s revenues increased in fiscal 2008 by 13.9% compared to fiscal 2007. This increase was due to organic growth of 7.5%, acquisition-related growth of 3.2%, the effect of the extra week in fiscal 2008 of 2.2%, and the effect of foreign exchange fluctuations of 1.0%. Specialty Garments’ revenues increased in fiscal 2008 by 13.9% compared to fiscal 2007, which was driven by strong growth in the segment’s Canadian and European business, the benefit of the extra week as well as the effect of favorable foreign exchange fluctuations. First Aid revenues decreased by 0.7% in fiscal 2008 compared to the prior year due to a difficult selling environment as well as the discontinuance of a product line in fiscal 2008.

Operating costs

Operating costs increased to $643.9 million, or 62.9% of revenues, for fiscal 2008 as compared to $572.2 million, or 63.4% of revenues, for fiscal 2007. The decrease in costs as a percent of revenue was primarily attributable to lower merchandise costs in our core laundry business as a percentage of revenues compared to fiscal 2007. In addition, the strong revenue growth within our core laundry operations resulted in a decrease in production payroll as a percentage of revenues. These benefits were partially offset by higher energy costs associated with operating our fleet of delivery trucks, as well as by higher overall operating costs as a percentage of revenues in our Specialty Garments segment.

Selling and administrative expense

Selling and administrative expenses increased to $216.9 million, or 21.2% of revenues, for fiscal 2008 from $197.2 million, or 21.9% of revenues, for fiscal 2007. The decrease in selling and administrative expenses as a percent of revenues was primarily due to the strong revenue growth within our core laundry operations, which resulted in a decrease in certain administrative payroll costs as a percentage of revenues. In addition, we made adjustments to our environmental reserves as well as severance expense related to the departure of one of our senior executives in fiscal 2007, both affecting the core laundry operations. Overall selling and administrative costs associated with our Specialty Garments segment increased as a percentage of segment revenues in fiscal 2008.

Depreciation and amortization

Depreciation and amortization expense increased $5.3 million, from $48.5 million in fiscal 2007 to $53.8 million in fiscal 2008. The increase in depreciation and amortization expense was due to capital expenditure and acquisition activity. As a percent of revenues, however, depreciation and amortization expense decreased to 5.3% in fiscal 2008 compared to 5.4% in fiscal 2007.

Income from operations

For the year ended August 30, 2008, the revenue growth in our core laundry operations and Specialty Garments segments, as well as the changes in our costs discussed above, resulted in the following changes in our income from operations:

	August 30,	August 25,	Dollar	Percent
	2008	2007	Change	Change
	(In thousands, except percentages)

Core Laundry Operations	$103,547	$78,228	$25,319	32.4%
Specialty Garments	4,204	4,498	(294)	(6.5)
First Aid	887	1,426	(539)	(37.8)
Total consolidated income from operations	$108,638	$84,152	$24,486	29.1%
Percentage of total revenues	10.6%	9.3%

Other expense (income)

Other expense (income), which includes interest expense, interest income and foreign currency exchange (gain) loss, decreased by $0.8 million to $9.9 million in fiscal 2008 compared to $10.7 million in 2007. Net interest expense decreased due to lower interest rates affecting our variable interest borrowings under our Floating Rate Notes. The effect of the lower average interest rates more than offset an increase in our average debt outstanding during the period. Our average debt outstanding increased from $208.3 million during fiscal 2007 to $220.8 million during fiscal 2008. In fiscal 2008, we experienced a foreign exchange loss of $0.2 million compared to a gain of $0.1 million in fiscal 2007.

Provision for income taxes

Our effective income tax rate was 38.2% for fiscal 2008 and 38.5% for fiscal 2007. The decrease in our effective income tax rate in fiscal 2008 was primarily due to the reduction of tax reserves the Company determined were no longer required and a lower Canadian tax rate.

Fiscal Year Ended August 25, 2007 Compared with Fiscal Year Ended August 26, 2006

Revenues

	August 25,	August 26,	Dollar	Percent
	2007	2006	Change	Change
	(In thousands, except percentages)

Core Laundry Operations	$807,460	$739,155	$68,305	9.2%
Specialty Garments	62,868	51,553	11,315	21.9
First Aid	31,774	30,264	1,510	5.0
Total consolidated revenues	$902,102	$820,972	$81,130	9.9%

In 2007, our consolidated revenues increased by $81.1 million from the comparable period in 2006, or 9.9%. This increase was primarily due to organic growth, which accounted for a 6.9% increase in revenue. The remaining increase was attributable to incremental acquisition related revenues, which accounted for 2.4% of the increase, and the effect of foreign exchange fluctuations, which accounted for the remaining 0.5% of the increase. On a segment reporting basis, the core laundry operation’s revenues increased in 2007 by 9.2% compared to fiscal 2006. This increase was due to organic growth of 6.4%, acquisition-related growth of 2.6% and the effect of foreign exchange fluctuations of 0.2%. Specialty Garments’ revenue increased in 2007 by 21.9% compared to fiscal 2006, and was primarily driven by strong growth in the segment’s Canadian and European business. First Aid revenues increased by 5.0% in fiscal 2007 compared to the prior fiscal year.

Operating costs

Operating costs increased to $572.2 million, or 63.4% of revenues, for 2007 as compared to $524.7 million, or 63.9% of revenues, for 2006. The decrease in costs as a percent of revenue was primarily attributable to lower energy costs associated with operation of our industrial laundries and our fleet of delivery vehicles. In addition, our core laundry operations saw modest reductions in its production payroll costs as a percentage of revenues. Overall, operating costs from Specialty Garments also decreased as a percent of segment revenues due to its increase in revenues as well as an incremental $0.8 million in expense incurred in fiscal 2006 related to the decommissioning of two of its facilities. During fiscal 2007, First Aid operating costs increased as a percent of segment revenues due to transition costs it experienced while consolidating its distribution facilities.

Selling and administrative expense

Selling and administrative expenses increased to $197.2 million, or 21.9% of revenues, for 2007 from $177.6 million, or 21.6% of revenues, for 2006. The increase in selling and administrative expenses as a percent of revenues was primarily due to adjustments made in fiscal 2007 to our environmental reserves as well as severance expense related to the departure of one of our senior executives, both affecting the core laundry operations. In addition, we recorded a $0.6 million gain from the sale of one of our industrial laundry facilities in fiscal 2006. Overall, selling and administrative costs associated with our Specialty Garments segment decreased as a percentage of segment revenues due to the increase in revenues discussed above.

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

Income from operations

For the year ended August 25, 2007, the revenue growth in our core laundry operations, Specialty Garments and First Aid Segments, as well as the change in our costs, discussed above, resulted in the following changes in our income from operations:

	August 25,	August 26,	Dollar	Percent
	2007	2006	Change	Change
	(In thousands, except percentages)

Core Laundry Operations	$78,228	$70,894	$7,333	10.3%
Specialty Garments	4,498	147	4,351	2,959.9
First Aid	1,426	2,362	(935)	(39.6)
Total consolidated income from operations	$84,152	$73,403	$10,749	14.6%
Percentage of total revenues	9.3%	8.9%

Other expense (income)

Other expense, which includes interest expense, interest income and foreign currency gain (loss), increased by $1.5 million to $10.7 million in 2007, compared to $9.2 million in 2006. Net interest expense increased due to an increase in our average debt outstanding, which increased from $193.6 million during fiscal 2006 to $208.3 million during 2007, as well as higher interest rates affecting our variable interest borrowings under our Floating Rate Notes. In fiscal 2007, we had a foreign exchange gain of $0.1 million compared to a gain of $0.4 million in fiscal 2006.

Provision for income taxes

Our effective income tax rate was 38.5% for 2007 and 39.0% for 2006. The decrease in our effective income tax rate in fiscal 2007 was primarily due to lower state income tax expenses and other permanent items as a percentage of pretax income as compared to 2006.

Liquidity and Capital Resources

General.  For the fiscal year ended August 30, 2008, we had a net increase in cash and cash equivalents of $13.0 million. As of August 30, 2008, we had cash and cash equivalents of $25.7 million and working capital of $133.2 million. We believe that current cash and cash equivalent balances, cash generated from operations and amounts available under our Amended Credit Agreement (defined below) will be sufficient to meet our currently anticipated working capital and capital expenditure requirements.

Sources and uses of cash. During the fiscal year ended August 30, 2008, we generated cash from operating activities of $119.5 million resulting primarily from net income of $61.0 million, amounts charged for depreciation and amortization of $53.8 million, increases in accounts payable and accruals of $13.4 million, increases in accrued and deferred income taxes of $1.8 million, and amounts charged to share-based compensation of $1.1 million. These inflows were partially offset by an increase in accounts receivable of $8.5 million, an increase in rental merchandise in service of $2.0 million, and an increase in inventories of $1.8 million. We used cash to, among other things, fund $73.8 million in capital expenditures and fund the acquisition of businesses of approximately $61.0 million. Our long-term debt increased by approximately $29.8 million as a result of $175.4 million of borrowings offset by $145.6 million of payments during the year ended August 30, 2008

Long-term debt and borrowing capacity. As of September 26, 2006, we had a $125.0 million unsecured revolving credit agreement (“Credit Agreement”) with a syndicate of banks, which would have matured on September 2, 2007. However, on September 13, 2006, we amended our Credit Agreement. This new agreement (“Amended Credit Agreement”) matures on September 13, 2011 and allows for maximum outstanding borrowings of $225.0 million. Under the Amended Credit Agreement, we can borrow funds at variable interest rates based on the Eurodollar rate or the bank’s prime rate, as selected by us. Availability of credit requires our compliance with certain amended financial and other covenants, including a maximum funded debt ratio and minimum interest coverage as defined in the Amended Credit Agreement. We generally test our compliance with these financial covenants on a fiscal quarterly basis. At August 30, 2008, the interest rates applicable to our borrowings under the Amended Credit Agreement were calculated as LIBOR plus 50 basis points at the time of the respective borrowing and ranged from 2.96% to 5.00%. As of August 30, 2008, we had outstanding borrowings of approximately $54.9 million and outstanding letters of credit of $32.3 million, which leaves $137.8 million available for borrowing.

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

As of August 30, 2008, we were in compliance with all the covenants under the Amended Credit Agreement, the Note Agreement and the 2006 Note Agreement.

In January 2008, we entered into an interest rate swap agreement to manage our exposure to interest rate movements and the related effect on our variable rate debt. The swap agreement, with a notional amount of $100.0 million, matures on March 14, 2011. We pay a fixed rate of 3.51% and receive a variable rate tied to the three month LIBOR rate. We have accounted for this instrument as a cash flow hedge under SFAS No. 133 and, as a result, have recorded all changes in the fair value of the swap agreement in accumulated other comprehensive income, a component of shareholders’ equity. For additional information on the interest rate swap, see Note 5 to the Consolidated Financial Statements.

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

There is usually a range of reasonable estimates of the costs associated with each site. We generally use the amount within the range that constitutes our best estimate. When we believe that both the amount of a particular liability and the timing of the payments are reliably determinable, we adjust the cost in current dollars using a rate of 3% for inflation until the time of expected payment and discount the cost to present value using risk-free interest rates ranging from 4% to 4.5%.

For environmental liabilities that have been discounted, we include interest accretion, based on the effective interest method, in operating costs on the consolidated statements of income. The changes to our environmental liabilities for the years ended August 30, 2008 and August 25, 2007 are as follows (in thousands):

Year ended	August 30, 2008	August 25, 2007
Beginning balance	$15,683	$10,858
Costs incurred for which reserves have been provided	(4,069)	(2,500)
Insurance proceeds received	167	121
Interest accretion	783	577
Revision in estimates	2,533	6,627

Ending balance	$15,097	$15,683

In fiscal 2008 and 2007, we made adjustments to increase our environmental related reserves by $2.5 million and $6.6 million, respectively. These increases were primarily due to an ongoing investigation at one of our environmental exposure sites.

Anticipated payments and insurance proceeds of currently identified environmental remediation liabilities as of August 30, 2008 for the next five years and thereafter as measured in current dollars are reflected below.

(In Thousands)	2009	2010	2011	2012	2013	Thereafter	Total
Estimated costs – current dollars	$4,366	$1,497	$1,040	$947	$799	$12,559	$21,208

Estimated insurance proceeds	(180)	(180)	(188)	(180)	(180)	(2,434)	(3,342)

Net anticipated costs	$4,186	$1,317	$852	$767	$619	$10,125	$17,866

Effect of Inflation							6,532
Effect of Discounting							(9,301)

Balance as of August 30, 2008							$15,097

Estimated insurance proceeds are primarily received from an annuity received as part of our legal settlement with an insurance company. Annual proceeds of approximately $0.3 million are deposited into an escrow account which funds remediation and monitoring costs for three sites related to our former operations in Williamstown, Vermont. Annual proceeds received but not expended in the current year accumulate in this account and may be used in future years for costs related to this site through the year 2027. As of August 30, 2008 the balance in this escrow account, which is held in a trust and is not recorded on our consolidated balance sheet, was approximately $2.5 million. Also included in estimated insurance proceeds are amounts we are entitled to receive pursuant to legal settlements as reimbursements from three insurance companies for estimated costs at the site in Uvalde, Texas.

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

Contractual Obligations and Other Commercial Commitments

The following information is presented as of August 30, 2008 (in thousands).

Payments Due by Fiscal Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Private placement	$175,000	$—	$75,000	$—	$100,000
Revolving credit agreement	54,850	—	—	54,850	—
Other debt	5,689	4,222	427	142	898

Total debt	235,539	4,222	75,427	54,992	100,898
Operating leases	16,106	4,733	7,333	3,240	800

Total Contractual Cash Obligations	$251,645	$8,955	$82,760	$58,232	$101,698

As discussed above under “Long-Term Debt and Borrowing Capacity”, as of August 30, 2008, we had borrowing capacity of $225.0 million under our Amended Credit Agreement, of which approximately $137.8 million was available for borrowing. Also, as of such date, we had outstanding borrowings of $54.9 million included in bank debt in the above schedule and letters of credit of $32.3 million. All letters of credit expire in less than one year.

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

Energy Costs

Energy costs associated with operating our fleet of delivery trucks increased during fiscal year 2008. Significant increases in energy costs, specifically natural gas and gasoline, can materially affect our results of operations and financial condition. Our energy costs, which include fuel, natural gas, and electricity, represent approximately 5% of our total revenue.

Recent Accounting Pronouncements

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 amends SFAS No. 133 requiring enhanced disclosures about an entity’s derivative and hedging activities thereby improving the transparency of financial reporting. SFAS No. 161’s disclosures provide additional information on how and why derivative instruments are being used. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We do not anticipate that the adoption of this pronouncement will have a material effect on our Consolidated Financial Statements. Adoption of SFAS No. 161 will result in enhanced disclosure regarding our derivatives should we then have any outstanding.

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

In June 2008, the FASB issued a Staff Position on Emerging Issues Task Force (EITF) Issue No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities. EITF Issue No. 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore, need to be included in the earnings allocation in computing earnings per share (EPS). This consensus is effective for our fiscal year beginning September 1, 2009. We are currently evaluating the impact EITF Issue No. 03-6-1 will have on our Consolidated Financial Statements.

On August 26, 2007, we adopted FIN No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, Accounting for Income Taxes.  FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  There were no adjustments to our Consolidated Financial Statements as a result of the implementation of FIN No. 48. Our adoption of FIN No. 48 is more fully described in Note 3 to the Consolidated Financial Statements.

On September 29, 2006, the Financial Accounting Standards Board issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of SFAS No. 87, 88, 106 and 132(r), which requires a company to: (1) recognize in its statement of financial position the over-funded or under-funded status of its defined benefit postretirement plan measured as the difference between the fair value of plan assets and the benefit obligation, (2) recognize as a component of other comprehensive income, net of tax, the actuarial gains and losses and the prior service costs and credits that arise during the period but pursuant to SFAS No. 87 and SFAS No. 106 are not recognized as components of net periodic benefit cost, (3) measure defined benefit plan assets and defined benefit plan obligations as of the date of its statement of financial position, (4) disclose additional information in the notes to financial statements about certain effects on net periodic benefit cost in the upcoming fiscal year that arise from delayed recognition of the actuarial gains and losses and the prior service costs and credits, and (5) recognize as an adjustment to the opening balance of retained earnings, net of tax, any transition asset or transition obligation remaining from the initial application of SFAS No. 87 or SFAS No. 106. We adopted SFAS No. 158 on August 25, 2007, and the adoption did not have a material impact on our financial statements. Refer to Note 6, “Employee Benefit Plans”, of the Consolidated Financial Statements for further discussion regarding our adoption of SFAS No. 158.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

We have determined that all of our foreign subsidiaries operate primarily in local currencies that represent the functional currencies of such subsidiaries. All assets and liabilities of our foreign subsidiaries are translated into U.S. dollars using the exchange rate prevailing at the balance sheet date,. The effect of exchange rate fluctuations on translation of assets and liabilities are recorded as a component of shareholders’ equity. Income and expense accounts are translated at average exchange rates during the year. As such, our financial condition and operating results are affected by fluctuations in the value of the U.S. dollar as compared to currencies in foreign countries. Revenue denominated in currencies other than the U.S. dollar represented approximately 10%, 9% and 8% of our total consolidated revenues for the fiscal years ended August 30, 2008, August 25, 2007 and August 26, 2006, respectively. Total assets denominated in currencies other than the U.S. dollar represented approximately 10%, 9%, and 7% of our total consolidated assets at August 30, 2008, August 25, 2007 and August 26, 2006, respectively. If exchange rates had increased or decreased by 10% from the actual rates in effect during the year ended August 30, 2008, our revenues and assets for the year ended and as of August 30, 2008 would have increased or decreased by approximately $9.9 million and $9.3 million, respectively.

We do not operate a hedging program to mitigate the effect of a significant change in the value of our foreign subsidiaries functional currencies, which include the Canadian Dollar, Euro, British Pound, and Mexican Peso, as compared to the U.S. dollar. Any gains or losses resulting from foreign currency transactions, including exchange rate fluctuations on intercompany accounts are reported as transaction (gains) losses in our other expense (income). The intercompany payables and receivables are denominated in Canadian Dollars, Euros, British Pounds and Mexican Pesos. During the year ended August 30, 2008, transaction losses included in Other expense (income) were $0.2 million. If the exchange rates had increased or decreased by 10% during the year ended August 30, 2008, we would have recognized an exchange gain or loss, as applicable, of approximately $0.3 million.

Interest Rate Sensitivity

We are exposed to market risk from changes in interest rates which may adversely affect our financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, we manage these exposures through our regular operating and financing activities. We are exposed to interest rate risk primarily through our borrowings under our $225.0 million Amended Credit Agreement with a syndicate of banks and our 2006 Floating Rate Notes which were purchased by a group of insurance companies pursuant to the 2006 Note Agreement. Under both agreements, we borrow funds at variable interest rates based on the Eurodollar rate or LIBOR rates. If the LIBOR and Eurodollar rates fluctuated by 10% from the actual rates in effect during the year ended August 30, 2008, our interest expense would have fluctuated by approximately $0.7 million from the interest expense recognized for the year ended August 30, 2008.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Statements of Income

UniFirst Corporation and Subsidiaries

Year ended (In thousands, except per share data)	August 30, 2008	August 25, 2007	August 26, 2006
Revenues	$1,023,175	$902,102	$820,972

Cost and expenses:
Operating costs (1)	643,886	572,221	524,694
Selling and administrative expenses (1)	216,867	197,217	177,565
Depreciation and amortization	53,784	48,512	45,310
	914,537	817,950	747,569

Income from operations	108,638	84,152	73,403

Other expense (income):
Interest expense	11,999	12,675	11,119
Interest income	(2,224)	(1,916)	(1,575)
Foreign exchange loss (gain)	164	(69)	(398)
	9,939	10,690	9,146

Income before income taxes	98,699	73,462	64,257
Provision for income taxes	37,721	28,267	25,049

Net income	$60,978	$45,195	$39,208

Income per share – Basic:
Common Stock	$3.33	$2.47	$2.25
Class B Common Stock	$2.66	$1.98	$1.80

Income per share – Diluted:
Common Stock	$3.15	$2.34	$2.03

Weighted average number of shares outstanding – Basic:
Common Stock	14,363	14,325	10,146
Class B Common Stock	4,937	4,939	9,096
	19,300	19,264	19,242

Weighted average number of shares outstanding – Diluted:
Common Stock	19,353	19,342	19,313

Dividends per share:
Common Stock	$0.15	$0.15	$0.15
Class B Common Stock	$0.12	$0.12	$0.12

(1) Exclusive of depreciation on the Company’s property and equipment and amortization of its intangible assets.

The accompanying notes are an integral part of these

Consolidated Financial Statements.

Consolidated Balance Sheets

UniFirst Corporation and Subsidiaries

(In thousands, except share data)	August 30, 2008	August 25, 2007
Assets
Cash and cash equivalents	$25,655	$12,698
Receivables, less reserves of $4,164 and $4,144 respectively	102,830	91,906
Inventories	46,154	44,282
Rental merchandise in service	92,315	86,129
Prepaid and deferred income taxes	15,431	13,399
Prepaid expenses	1,720	1,807

Total current assets	284,105	250,221

Property and equipment:
Land, buildings and leasehold improvements	314,370	286,255
Machinery and equipment	327,705	299,831
Motor vehicles	102,805	95,214

	744,880	681,300
Less -- accumulated depreciation	376,319	347,233

	368,561	334,067

Goodwill	258,836	224,366
Customer contracts, net	62,573	56,558
Other intangible assets, net	4,877	5,506
Other assets	2,715	3,746
	$981,667	$874,464

Liabilities and shareholders' equity
Current liabilities:
Current maturities of long-term obligations	$4,222	$539
Accounts payable	54,822	45,297
Accrued liabilities	91,837	86,283

Total current liabilities	150,881	132,119

Long-term obligations, net of current maturities	231,317	205,510
Deferred income taxes	42,699	39,508

Commitments and Contingencies (Note 10)
Shareholders' equity:
Preferred stock, $1.00 par value; 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.10 par value; 30,000,000 shares authorized; 14,388,679 and 14,351,849 issued and outstanding in 2008 and 2007, respectively	1,438	1,435
Class B Common Stock, $0.10 par value; 20,000,000 shares authorized; 4,935,369 and 4,937,449 issued and outstanding in 2008 and 2007, respectively	494	494
Capital surplus	18,240	16,332
Retained earnings	532,164	473,934
Accumulated other comprehensive income	4,434	5,132

Total shareholders' equity	556,770	497,327

	$981,667	$874,464

The accompanying notes are an integral part of these

Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Equity

UniFirst Corporation and Subsidiaries

(In thousands)	Common Shares	Class B Common Shares	Common Stock	Class B Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity

Balance, August 27, 2005	9,600	9,637	$960	$964	$13,462	$394,910	$2,046	$412,342
Net income	—	—	—	—	—	39,208	—	39,208
Minimum pension liability, net (1)	—	—	—	—	—	—	(94)	(94)
Foreign currency translation	—	—	—	—	—	—	2,690	2,690
Comprehensive income								41,804
Cash dividends	—	—	—	—	—	(2,637)	—	(2,637)
Shares converted	4,696	(4,696)	470	(470)	—	—	—	—
Share-based compensation	—	—	—	—	602	—	—	602
Stock options exercised, net (1)	11	—	1	—	433	—	—	434

Balance, August 26, 2006	14,307	4,941	$1,431	$494	$14,497	$431,481	$4,642	$452,545
Net income	—	—	—	—	—	45,195	—	45,195
Pension benefit liabilities, net (1)	—	—	—	—	—	—	187	187
Foreign currency translation	—	—	—	—	—	—	2,964	2,964
Comprehensive income								48,346
Cash dividends	—	—	—	—	—	(2,742)	—	(2,742)
Shares converted	3	(3)	—	—	—	—	—	—
FAS No. 158 adoption (1)	—	—	—	—	—	—	(2,661)	(2,661)
Share-based compensation	—	—	—	—	783	—	—	783
Stock options exercised, net (1)	42	—	4	—	1,052	—	—	1,056

Balance, August 25, 2007	14,352	4,938	$1,435	$494	$16,332	$473,934	$5,132	$497,327
Net Income	—	—	—	—	—	60,978	—	60,978
Pension benefit liabilities, net (1)	—	—	—	—	—	—	(458)	(458)
Foreign currency translation	—	—	—	—	—	—	(52)	(52)
Change in interest rate swap, net (1)	—	—	—	—	—	—	(188)	(188)
Comprehensive income								60,280
Cash dividends	—	—	—	—	—	(2,748)	—	(2,748)
Shares converted	3	(3)	—	—	—	—	—	—
Share-based compensation	6	—	—	—	1,118	—	—	1,118
Stock options exercised, net (1)	28	—	3	—	790	—	—	793

Balance, August 30, 2008	14,389	4,935	$1,438	$494	$18,240	$532,164	$4,434	$556,770

(1) These amounts are shown net of the recorded income tax benefit.

The accompanying notes are an integral part of these

Consolidated Financial Statements.

Consolidated Statements of Cash Flows

UniFirst Corporation and Subsidiaries

Year ended (In thousands)	August 30, 2008	August 25, 2007	August 26, 2006
Cash flows from operating activities:
Net income	$60,978	$45,195	$39,208
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	45,432	41,405	39,021
Amortization of intangible assets	8,352	7,107	6,289
Amortization of deferred financing costs	267	1,162	694
Share-based compensation	1,118	783	602
Accretion on asset retirement obligations	486	439	403
Deferred income taxes	1,206	(1,780)	(3,267)
Changes in assets and liabilities, net of acquisitions:
Receivables	(8,542)	(4,909)	(6,977)
Inventories	(1,816)	(7,813)	(5,448)
Rental merchandise in service	(2,011)	1,503	(13,466)
Prepaid expenses	9	(622)	(180)
Accounts payable	9,606	2,294	5,913
Accrued liabilities	3,775	3,776	1,348
Accrued income taxes	605	(3,041)	(908)
Net cash provided by operating activities	119,465	85,499	63,232

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(60,952)	(22,757)	(41,807)
Capital expenditures	(73,795)	(54,661)	(52,104)
Other	1,116	1,050	206
Net cash used in investing activities	(133,631)	(76,368)	(93,705)

Cash flows from financing activities:
Proceeds from long-term obligations	175,455	111,759	50,063
Payments on long-term obligations	(145,620)	(116,245)	(16,199)
Payment of deferred financing costs	—	(1,179)	—
Proceeds from exercise of Common Stock options	518	708	154
Payment of cash dividends	(2,748)	(2,742)	(2,637)
Net cash provided by (used in) financing activities	27,605	(7,699)	31,381

Effect of exchange rate changes	(482)	2,964	2,690

Net increase in cash and cash equivalents	12,957	4,396	3,598
Cash and cash equivalents at beginning of period	12,698	8,302	4,704

Cash and cash equivalents at end of period	$25,655	$12,698	$8,302

Supplemental disclosure of cash flow information:
Interest paid	$12,071	$11,387	$10,146
Income taxes paid, net of refunds received	$36,771	$33,027	$30,415

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

Fiscal Year

The Company’s fiscal year ends on the last Saturday in August. For financial reporting purposes, fiscal 2008 consisted of 53 weeks, and fiscal 2007 and fiscal 2006 both consisted of 52 weeks.

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

Revenue Recognition and Allowance for Doubtful Accounts

The Company recognizes revenue from rental operations in the period in which the services are provided. Direct sales revenue is recognized in the period in which the services are performed or the product is shipped. Management judgments and estimates are used in determining the collectability of accounts receivable and evaluating the adequacy of the allowance for doubtful accounts. The Company considers specific accounts receivable and historical bad debt experience, customer credit worthiness, current economic trends and the age of outstanding balances as part of its evaluation. Changes in estimates are reflected in the period they become known. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Material changes in its estimates may result in significant differences in the amount and timing of bad debt expense recognition for any given period.

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

In accordance with Statements of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets, including property and equipment, are evaluated for impairment whenever events or circumstances indicate an asset may be impaired. There have been no material impairments of property and equipment in fiscal 2008, 2007 or 2006.

Goodwill and Other Intangible Assets

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized. SFAS No. 142 requires that companies test goodwill for impairment on an annual basis. Management completes its annual impairment test in the fourth quarter of each fiscal year. In addition, SFAS No. 142 also requires that companies test goodwill if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit to which goodwill is assigned below its carrying amount. The Company’s evaluation considers changes in the operating environment, competitive information, market trends, operating performance and cash flow modeling. There have been no impairments of goodwill or other intangible assets in fiscal 2008, 2007 or 2006 and there have been no events or circumstances that would indicate that there may have been any impairment of goodwill or other intangible assetsduring such periods. Future events could cause management to conclude that impairment indicators exist and that goodwill or other intangibles associated with previously acquired businesses are impaired. Any resulting impairment loss could have a material impact on the Company’s financial condition and results of operations.

Definite-lived intangible assets are amortized over their useful lives, which are based on management’s estimates of the period that the assets will generate revenue. Definite lived intangible assets are evaluated for impairment in accordance with SFAS No. 144. There were no material impairments of definite-lived intangible assets in fiscal 2008, 2007, or 2006.

All definite-lived intangible assets have a weighted average useful life of approximately 10.1 years. Customer contracts are amortized over their estimated useful lives, and have a weighted average useful life of approximately 13.6 years. Other intangible assets, net, primarily include restrictive covenants, deferred financing costs and trademarks, and have weighted average useful lives of approximately 6.5 years.

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

The estimated liability for environmental contingencies has been discounted using risk-free interest rates ranging from 4% to 4.5% over periods ranging from ten to thirty years. The estimated current costs, net of legal settlements with insurance carriers, have been adjusted for the estimated impact of inflation at 3% per year. Changes in enacted laws, regulatory orders or decrees, management’s estimates of costs, insurance proceeds, participation by other parties, the timing of payments and the input of outside consultants and attorneys based on changing legal or factual circumstances could have a material impact on the amounts recorded for environmental and other contingent liabilities. Refer to Note 10 of the Consolidated Financial Statements for additional discussion and analysis.

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

Derivative Financial Instruments

The Company accounts for its derivative instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and related authoritative guidance. All derivative instruments are recorded as other assets or other liabilities at fair value, which is calculated as an estimate of the future cash flows, and subsequent changes in a derivative’s fair value are recognized in income, unless specific hedge accounting criteria are met. Cash flows associated with derivatives are classified in the same category as the cash flows hedged in the Consolidated Statements of Cash Flows.

Derivative instruments that qualify for hedge accounting are classified as a hedge of the variability of cash flows to be paid related to a recognized liability or a forecasted transaction. Changes in the fair value of a derivative that is highly effective and designated as a cash flow hedge are recognized in accumulated other comprehensive income until expense from the cash flows of the hedged items are recognized. The Company performs an assessment at the inception of the hedge and on a quarterly basis thereafter, to determine whether its derivatives are highly effective in offsetting changes in the value of the hedged items. Any changes in the fair value resulting from hedge ineffectiveness, is immediately recognized as income or expense.

The Company’s hedging activities are transacted only with highly rated institutions, reducing the exposure to credit risk in the event of nonperformance.

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

The Company adopted SFAS No. 158 on August 25, 2007, which required the Company to (1) recognize in its statement of financial position the over-funded or under-funded status of its defined benefit postretirement plan measured as the difference between the fair value of plan assets and the benefit obligation, (2) recognize as a component of other comprehensive income, net of tax, the actuarial gains and losses and the prior service costs and credits that arise during the period but pursuant to SFAS No. 87 and SFAS No. 106 are not recognized as components of net periodic benefit cost, (3) measure defined benefit plan assets and defined benefit plan obligations as of the date of its statement of financial position, (4) disclose additional information in the notes to financial statements about certain effects on net periodic benefit cost in the upcoming fiscal year that arise from delayed recognition of the actuarial gains and losses and the prior service costs and credits, and (5) recognize as an adjustment to the opening balance of retained earnings, net of tax, any transition asset or transition obligation remaining from the initial application of FAS 87 or 106. Refer to Note 6, “Employee Benefit Plans”, of these Consolidated Financial Statements for further discussion regarding the Company’s adoption of SFAS No. 158.

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

On August 26, 2007, the Company adopted FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109, which fundamentally changed the way the Company is required to treat its uncertain tax positions for financial accounting purposes. Refer to “Recent Accounting Pronouncements”, in this Note 1 to the Consolidated Financial Statements and Note 3, “Income Taxes”, for further discussion regarding the Company’s adoption of FIN No. 48.

Advertising Costs

Advertising costs are expensed as incurred and are classified as selling and administrative expenses. The Company incurred advertising costs of $1.7 million, $1.9 million and $1.9 million for the fiscal years ended August 30, 2008, August 25, 2007 and August 26, 2006, respectively.

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

The Class B Common Stock may be converted at any time on a one-for-one basis into Common Stock at the option of the holder of the Class B Common Stock. Diluted earnings per share for the Company’s Common Stock assumes the conversion of all the Company’s Class B Common Stock into Common Stock and the exercise of outstanding stock options under the Company’s share-based employee compensation plans.

The following table shows how net income is allocated using this method (in thousands):

Year ended	August 30, 2008	August 25, 2007	August 26, 2006
Net income available to shareholders	$60,978	$45,195	$39,208

Allocation of net income for Basic:
Common Stock	$47,827	$35,425	$22,832
Class B Common Stock	13,151	9,770	16,376
	$60,978	$45,195	$39,208

The diluted earnings per share calculation assumes the conversion of all the Company’s Class B Common Stock into Common Stock, so no allocation of earnings to Class B Common Stock is required.

The following table illustrates the weighted average number of Common and Class B Common shares outstanding during the year and is utilized in the calculation of earnings per share (in thousands):

Year ended	August 30, 2008	August 25, 2007	August 26, 2006
Weighted average number of Common shares -- basic	14,363	14,325	10,146
Add: effect of dilutive potential common shares -- employee Common Stock options	53	78	71
Add: assumed conversion of Class B Common shares into Common Stock	4,937	4,939	9,096

Weighted average number of Common shares -- diluted	19,353	19,342	19,313

Weighted average number of Class B Common shares -- basic	4,937	4,939	9,096

Stock options to purchase 144,000 and 69,400 shares of Common Stock were not included in the calculation of diluted earnings per share for the years ended August 30, 2008 and August 26, 2006 because they were anti-dilutive. However, for the year August 25, 2007 there were no shares of Common Stock excluded in the calculation of diluted earnings per share as there were none that were anti-dilutive.

Share-Based Compensation

The Company adopted a stock incentive plan (the “Plan”) in November 1996 and has reserved 800,000 shares of Common Stock for issuance under the Plan. All options issued to management under the Plan are recommended to the Board of Directors by the Compensation Committee and approved by the Board of Directors. Such options are generally granted on the date of approval. All awards issued to the Company’s non-employee members of the Board of Directors under the Plan are recommended to the Board of Directors by the Compensation Committee and approved by the Board of Directors. Stock options grated to the non-employee directors are granted on the third business day following the annual shareholders' meeting. All options are exercisable at a price equal to the fair market value of the Company’s Common Stock on the date of grant.

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

The Company accounts for its share-based compensation under the provisions of SFAS No. 123(r), Share-Based Payment. The fair value recognition provisions of this statement require that the share-based compensation cost be measured at the grant date based on the value of the award and be recognized as expense over the requisite service period, which is generally the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating expected dividends, share price volatility and the amount of share-based awards that are expected to be forfeited. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model.

Compensation expense for all option grants is recognized ratably over the related vesting period. Certain options were granted during fiscal 2008, 2007 and 2006 to non-employee members of the Board of Directors of the Company, which were fully vested upon grant and expire eight years after the grant date. Accordingly, compensation expense related to these option grants in fiscal 2008, 2007 and 2006 were recognized on the date of grant. In fiscal 2008, 6,000 shares of restricted stock were granted to our non-employee directors which become fully vested one year from the date of grant. Share-based compensation, which includes stock option grants and restricted stock, is accounted for under SFAS 123(r), has been recorded in the Consolidated Statements of Income in Operating costs and Selling and administrative expenses.

Compensation expense for all option grants for the five fiscal years subsequent to August 30, 2008 is as follows (in thousands):

2009	$588
2010	469
2011	348
2012	196
2013	32
Total	$1,633

Refer to Note 11, “Common Stock Options”, for further discussion regarding the Company’s share-based compensation plans.

As prescribed by SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used:

	2008	2007	2006
Risk-free interest rate	4.06%	4.59%	4.47%
Expected dividend yield	0.70%	0.77%	0.77%
Expected life in years	7.5	7.5	7.5
Expected volatility	38.5%	37.9%	38.5%

The weighted average fair values of options granted during fiscal years 2008, 2007 and 2006 were $16.99, $16.66 and $15.81, respectively.

Foreign Currency Translation

The functional currency of our foreign operations is the local country’s currency. Transaction gains and losses, including gains and losses on our intercompany transactions, are included in other expense (income), in the accompanying Consolidated Statements of Income. Assets and liabilities of operations outside the United States are translated into U.S. dollars using period-end exchange rates. Revenues and expenses are translated at the average exchange rates in effect during each month of the fiscal year. The effects of foreign currency translation adjustments are included in shareholders’ equity as a component of accumulated other comprehensive income in the accompanying consolidated balance sheets.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 amends SFAS No. 133 requiring enhanced disclosures about an entity’s derivative and hedging activities thereby improving the transparency of financial reporting. SFAS No. 161’s disclosures provide additional information on how and why derivative instruments are being used. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company does not anticipate that the adoption of this pronouncement will have a material effect on its Consolidated Financial Statements. Adoption of SFAS No. 161 will result in enhanced disclosure regarding the Company’s derivatives should it then have any outstanding.

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

In June 2008, the FASB issued a Staff Position on Emerging Issues Task Force (EITF) Issue No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities. EITF Issue No. 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore, need to be included in the earnings allocation in computing earnings per share. This consensus is effective for the Company’s fiscal year beginning September 1, 2009. The Company currently evaluating the impact EITF Issue No. 03-6-1 will have on its Consolidated Financial Statements.

On August 26, 2007, the Company adopted FIN No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, Accounting for Income Taxes.  FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  There were no significant adjustments to the Company’s Consolidated Financial Statements as a result of the adoption of FIN No. 48.  The Company’s adoption of FIN No. 48 is more fully described in Note 3 to the Consolidated Financial Statements.

On September 29, 2006, the Financial Accounting Standards Board issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of SFAS No. 87, 88, 106 and 132(r), which requires a company to: (1) recognize in its statement of financial position the over-funded or under-funded status of its defined benefit postretirement plan measured as the difference between the fair value of plan assets and the benefit obligation, (2) recognize as a component of other comprehensive income, net of tax, the actuarial gains and losses and the prior service costs and credits that arise during the period but pursuant to SFAS No. 87 and SFAS No. 106 are not recognized as components of net periodic benefit cost, (3) measure defined benefit plan assets and defined benefit plan obligations as of the date of its statement of financial position, (4) disclose additional information in the notes to financial statements about certain effects on net periodic benefit cost in the upcoming fiscal year that arise from delayed recognition of the actuarial gains and losses and the prior service costs and credits, and (5) recognize as an adjustment to the opening balance of retained earnings, net of tax, any transition asset or transition obligation remaining from the initial application of SFAS No. 87 or SFAS No. 106. The Company adopted SFAS No. 158 on August 25, 2007, and the adoption did not have a material impact on its financial statements. Refer to Note 6, “Employee Benefit Plans” for further discussion regarding our adoption of SFAS No. 158.

2. Acquisitions

During the fiscal year ended August 30, 2008, the Company completed 14 acquisitions with an aggregate purchase price of approximately $61.0 million. The results of operations of these acquisitions have been included in the Company’s consolidated financial results since their respective acquisition dates. None of these acquisitions was significant in relation to the Company’s consolidated financial results and, therefore, pro forma financial information has not been presented.

Aggregate information relating to the acquisition of businesses which were accounted for as purchases is as follows (in thousands):

Year ended	August 30, 2008	August 25, 2007	August 26, 2006
Number of businesses acquired	14	17	19
Tangible assets acquired	$12,679	$4,378	$4,607
Intangible assets and goodwill acquired	48,588	18,445	37,570
Liabilities assumed	(315)	(66)	(370)

Acquisition of businesses, net of cash acquired	$60,952	$22,757	$41,807

Tangible assets acquired primarily relate to cash, accounts receivable, inventory and property and equipment. Liabilities assumed primarily relate to accounts payable and accrued liabilities.

The following details the changes in intangible assets and goodwill, which includes changes related to additional payments associated with prior year acquisitions as well as changes to purchase allocations that had not been finalized as of the end of the prior fiscal year, for the years ended August 30, 2008 and August 25, 2007 as well as the respective periods over which the assets will be amortized on a straight-line basis (in thousands):

Year ended	August 30, 2008	August 25, 2007	Life in Years
Goodwill	$34,504	$13,162	N/A
Customer contracts	12,935	5,394	10-15
Other intangible assets	1,149	(111)	3-8

Total intangible assets and goodwill acquired	$48,588	$18,445

The amount assigned to intangible assets acquired was based on their respective fair values determined as of the acquisition date. The excess of the purchase price over the tangible and intangible assets was recorded as goodwill, of which 100% was allocated to the US and Canadian Rental and Cleaning segment in 2008 and 2007. In accordance with SFAS No. 142, the goodwill is not being amortized and is tested for impairment as required, at least annually.

3. Income Taxes

The provision for income taxes consists of the following (in thousands):

Year ended	August 30, 2008	August 25, 2007	August 26, 2006
Current:
Federal	$26,915	$23,380	$22,268
Foreign	4,708	4,002	3,304
State	4,895	2,700	2,761
	$36,518	$30,082	$28,333

Deferred:
Federal	$1,148	$(1,411)	$(2,585)
Foreign	(133)	(198)	(242)
State	188	(206)	(457)
	$1,203	$(1,815)	$(3,284)

	$37,721	$28,267	$25,049

The following table reconciles the provision for income taxes using the statutory federal income tax rate to the actual provision for income taxes (in thousands):

	August 30, 2008	August 25, 2007	August 26, 2006
Income taxes at the statutory federal income tax rate	$34,545	$25,711	$22,490
State income taxes	3,303	1,621	1,497
Adjustments to tax reserves	(598)	604	600
Permanent and other	471	331	462
	$37,721	$28,267	$25,049

The tax effect of items giving rise to the Company’s deferred tax (assets) liabilities is as follows (in thousands):

Year ended	August 30, 2008	August 25, 2007	August 26, 2006
Rental merchandise in service	$13,498	$13,080	$14,770
Tax in excess of book depreciation	27,393	26,010	27,231
Purchased intangible assets	18,467	16,416	15,217
Accruals and other	(31,844)	(28,539)	(27,266)
Net deferred tax liabilities	$27,514	$26,967	$29,952

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

As of August 26, 2007, there was $3.2 million in total unrecognized tax benefits, which if recognized, would favorably impact the Company’s effective tax rate.  The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense which is consistent with the recognition of these items in prior reporting periods. As of August 30, 2008, the Company had accrued a total of $1.0 million in interest and penalties in its current accrued liabilities.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at adoption on August 26, 2007	$3,172
Additions based on tax positions related to the current year	672
Additions for tax positions of prior years	809
Reductions for tax positions of prior years	(703)
Statute expirations	(843)
Balance at August 30, 2008	$3,107

The Company has a significant portion of its operations in the United States and Canada.  It is required to file federal income tax returns as well as state income tax returns in a majority of the U.S. states and also in the Canadian provinces of Alberta, British Columbia, Ontario, Saskatchewan and Quebec.  At times, the Company is subject to audits in these jurisdictions which typically are inherently complex and can require several years to resolve. The final resolution of any such tax audit could result in either a reduction in the Company’s accruals or an increase in its income tax provision, both of which could have a material impact on the consolidated results of operations in any given period.

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

The Company has permanently reinvested the earnings of its international subsidiaries and therefore has not provided for U.S. income taxes that could result from the distribution of such earnings to the U.S. parent. If these earnings were ultimately distributed to the U.S. in the form of dividends or otherwise, or if the shares of its international subsidiaries were sold or transferred, the Company would likely be subject to additional U.S. income taxes, net of the impact of any available foreign tax credits. It is not practicable to estimate the amount of unrecognized deferred U.S. taxes on these undistributed earnings.

4. Long-Term Obligations

Long-term obligations outstanding on the accompanying consolidated balance sheets are as follows (in thousands):

	August 30, 2008	August 25, 2007
Series A, fixed rate notes due June 2011 bearing interest at 5.27%	$75,000	$75,000
Series D, floating rate notes due September 2013 bearing interest at LIBOR plus 50 basis points bearing interest at 3.28% and 5.86% as of August 30, 2008 and August 25, 2007, respectively.	100,000	100,000
Unsecured revolving credit agreement with a syndicate of banks, weighted-average interest rates of 3.10% and 5.96% at August 30, 2008 and August 25, 2007, respectively.	54,850	30,000
Other	5,689	1,049

	235,539	206,049
Less-- current maturities	4,222	539

	$231,317	$205,510

Aggregate current maturities of long-term obligations for the five fiscal years subsequent to August 30, 2008 and thereafter are as follows (in thousands):

2009	$4,222
2010	213
2011	75,214
2012	54,968
2013	24
Thereafter	100,898
Total	$235,539

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

On September 14, 2006, the Company issued $100.0 million of floating rates notes (“2006 Floating Rate Notes”) pursuant to a Note Purchase Agreement (“2006 Note Agreement”). The 2006 Floating Rate Notes mature on September 14, 2013, bear interest at LIBOR plus 50 basis points and may be repaid at face value two years from the date of issuance. The proceeds from the issuance of the 2006 Floating Rate Notes were used to first repay the $75.0 million of outstanding Floating Rate Notes and then to pay down outstanding amounts under the Amended Credit Agreement (as defined below).

As of August 26, 2006, the Company had a $125.0 million unsecured revolving credit agreement (“Credit Agreement”), with a syndicate of banks, which matured on September 2, 2007. However, on September 13, 2006, the Company amended its Credit Agreement. This new agreement (“Amended Credit Agreement”) matures on September 13, 2011 and allows for maximum outstanding borrowings of $225.0 million. Under the Amended Credit Agreement, the Company is able to borrow funds at variable interest rates based on the Eurodollar rate or the bank’s prime rate, as selected by the Company. Availability of credit requires compliance with certain amended financial and other covenants, including a maximum funded debt ratio and minimum interest coverage as defined in the Amended Credit Agreement. The Company generally tests its compliance with these financial covenants on a fiscal quarterly basis. At August 30, 2008, the interest rates applicable to the Company’s borrowings under the Amended Credit Agreement were calculated as LIBOR plus 50 basis points at the time of the respective borrowing and ranged from 2.96% to 5.00%. As of August 30, 2008, the Company had outstanding borrowings of approximately $54.9 million, letters of credit of $32.3 million, and $137.8 million available for borrowing.

As of August 30, 2008, the Company was in compliance with all covenants under the Amended Credit Agreement, the Note Agreement and the 2006 Note Agreement.

5. Derivative Instruments and Hedging Activities

The Company accounts for its derivative instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. In January 2008, the Company entered into an interest rate swap agreement to manage its exposure to interest rate movements and the related effect on its variable rate debt. The Company concluded that the interest rate swap met the criteria to qualify as a cash flow hedge under SFAS No. 133. Accordingly, the Company has reflected all changes in the fair value of the swap agreement in accumulated other comprehensive income, a component of shareholders’ equity. The swap agreement, with a notional amount of $100.0 million, matures on March 14, 2011. The Company pays a fixed rate of 3.51% and receives a variable rate tied to the three month LIBOR rate. As of August 30, 2008, the Company had recorded in accumulated other comprehensive income a loss of $0.2 million related to the fair value of the interest rate swap, net of a $0.1 million recorded income tax benefit.

6. Employee Benefit Plans

Defined Contribution Retirement Savings Plan

The Company has a defined contribution retirement savings plan with a 401(k) feature for all eligible employees not under collective bargaining agreements. The Company matches a portion of the employee’s contribution and can make an additional contribution at its discretion. Contributions charged to expense under the plan for the years ended August 30, 2008, August 25, 2007 and August 26, 2006 were $10.9 million, $9.5 million and $8.6 million, respectively.

Pension Plans and Supplemental Executive Retirement Plans

The Company accounts for its pension plans and Supplemental Executive Retirement Plan in accordance with SFAS No. 87, Employers’ Accounting for Pension, as amended by SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. Under SFAS No. 87, pension expense is recognized on an accrual basis over employees’ estimated service periods. Pension expense calculated under SFAS No. 87 is generally independent of funding decisions or requirements.

On August 25, 2007, the Company adopted SFAS No. 158, which required the Company to (1) recognize in its statement of financial position the over-funded or under-funded status of its defined benefit postretirement plans measured as the difference between the fair value of plan assets and the benefit obligation, (2) recognize as a component of other comprehensive income, net of tax, the actuarial gains and losses and the prior service costs and credits that arise during the period but pursuant to SFAS No. 87 and SFAS No. 106 are not recognized as components of net periodic benefit cost, (3) measure defined benefit plan assets and defined benefit plan obligations as of the date of its statement of financial position, (4) disclose additional information in the notes to financial statements about certain effects on net periodic benefit cost in the upcoming fiscal year that arise from delayed recognition of the actuarial gains and losses and the prior service costs and credits, and (5) recognize as an adjustment to the opening balance of retained earnings, net of tax, any transition asset or transition obligation remaining from the initial application of SFAS No. 87 or SFAS No. 106.

The Company maintains an unfunded Supplemental Executive Retirement Plan (“SERP”) for certain eligible employees of the Company. The benefits are based on the employee’s compensation upon retirement. The amount charged to expense related to this plan amounted to approximately $1.2 million, $1.2 million and $0.9 million in the 2008, 2007 and 2006 fiscal years, respectively.

The Company maintains a non-contributory defined pension plan (“UniFirst Plan”) covering union employees at one of its locations. The benefits are based on years of service and the employees’ compensation. The plan assets primarily consist of fixed income and equity securities. The amount charged to expense related to this plan amounted to approximately $0.2 million, $0.2 million, and $0.1 million for the fiscal year ended 2008, 2007 and 2006, respectively.

In connection with the acquisition of Textilease in fiscal 2004, the Company assumed liabilities related to a frozen pension plan covering many former Textilease employees (“Textilease Plan”). The pension benefits are based on years of service and the employee’s compensation. The plan assets primarily consist of fixed income and equity securities. The amounts charged to expense related to this plan amounted to approximately $0.1 million, $0.1 million and $0.0 million in 2008, 2007 and 2006, respectively.

The components of net periodic benefit cost for the year ended August 30, 2008 were as follows (in thousands):

	Textilease Plan	UniFirst Plan	SERP	Total
Service cost	$—	$115	$334	$449
Interest cost	137	174	539	850
Expected return on assets	(90)	(154)	—	(244)
Amortization of prior service cost	—	21	368	389
Amortization of unrecognized loss	2	2	—	4
Other events	36	—		36
Net periodic benefit cost	$85	$158	$1,241	$1,484

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

The Company’s obligations and funded status related to its pension and SERP retirement plans as of August 30, 2008 were as follows (in thousands):

	Textilease Plan	UniFirst Plan	SERP	Total
Change in benefit obligation:
Projected benefit obligation, beginning of year	$2,472	$2,925	$9,238	$14,635
Service cost	—	115	334	449
Interest cost	137	174	539	850
Amendments	—	578	—	578
Actuarial (gain) loss	37	(25)	528	540
Benefits paid	(38)	(177)	(197)	(412)
Settlements	(285)	—	—	(285)
Projected benefit obligation, end of year	$2,323	$3,590	$10,442	$16,355

Change in plan assets:
Fair value of plan assets, beginning of year	$1,841	$3,007	$—	$4,848
Actual return on plan assets	64	49	—	113
Employer contributions	221	313	—	534
Benefits paid	(38)	(177)	—	(215)
Settlements	(285)	—	—	(285)
Fair value of plan assets, end of year	$1,803	$3,192	$—	$4,995

Funded status (net amount recognized):	$(520)	$(398)	$(10,442)	$(11,360)

As of August 30, 2008, the accumulated benefit obligation for the Textilease Plan, UniFirst Plan and SERP was $2.3 million, $3.6 million and $7.8 million, respectively.

The amounts recorded on the consolidated balance sheet as of August 30, 2008 are as follows (in thousands):

	Textilease Plan	UniFirst Plan	SERP	Total
Deferred tax assets	$111	$438	$1,669	$2,218
Accrued liabilities	$520	$398	$10,442	$11,360
Accumulated other comprehensive income	$(173)	$(684)	$(2,610)	$(3,467)

As of August 30, 2008, the amounts recognized in accumulated other comprehensive income for the Textilease Plan, UniFirst Plan and SERP consist of (in thousands):

	Textilease Plan	UniFirst Plan	SERP	Total
Net actuarial gain or (loss)	$(173)	$(240)	$(782)	$(1,195)
Unrecognized prior service cost	—	(444)	(1,828)	(2,272)
	$(173)	$(684)	$(2,610)	$(3,467)

The assumptions used in calculating the Company’s projected benefit obligation and net periodic service cost as of, and for the year ended, August 30, 2008, were as follows:

	Textilease Plan	UniFirst Plan	SERP
Discount rate	6.0%	6.0%	6.0%
Expected return on plan assets	5.0%	5.0%	N/A
Rate of compensation increase	N/A	N/A	5.0%

7. Goodwill and Other Intangible Assets

Under SFAS No. 142, goodwill is no longer amortized, but reviewed annually or more frequently if certain indicators arise, for impairment. There were no impairment losses related to goodwill or intangible assets during the years ended August 30, 2008, August 25, 2007 or August 26, 2006.

The changes in the carrying amount of goodwill are as follows (in thousands):

Balance as of August 26, 2006	$211,489
Goodwill acquired during the period	13,162
Goodwill retired on disposition of business	(552)
Effect of foreign currency translation	267

Balance as of August 25, 2007	$224,366
Goodwill acquired during the period	34,504
Other	(34)

Balance as of August 30, 2008	$258,836

As of August 30, 2008, the Company has allocated $254.6 million and $4.2 million of goodwill to its US and Canadian Rental and Cleaning and Specialty Garments segments, respectively.

Intangible assets, net in the Company’s accompanying consolidated balance sheets are as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
August 30, 2008
Customer contracts	$123,794	$61,221	$62,573
Other intangible assets	26,307	21,430	4,877
	$150,101	$82,651	$67,450
August 25, 2007
Customer contracts	$110,904	$54,346	$56,558
Other intangible assets	25,339	19,833	5,506
	$136,243	$74,179	$62,064

Estimated amortization expense for the five fiscal years subsequent to August 30, 2008 and thereafter, based on intangible assets, net as of August 30, 2008 is as follows (in thousands):

2009	$8,858
2010	8,488
2011	7,859
2012	7,074
2013	6,484
Thereafter	28,687
$67,450

8. Accrued Liabilities

Accrued liabilities in the accompanying consolidated balance sheets consists of the following (in thousands):

	August 30, 2008	August 25, 2007
Payroll related	$39,286	$35,826
Insurance related	23,027	20,759
Environmental related	15,097	15,683
Asset retirement obligations	7,844	7,437
Other	6,583	6,578
	$91,837	$86,283

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

A reconciliation of the Company’s asset retirement liabilities is as follows (in thousands):

	August 30, 2008	August 25, 2007
Beginning balance	$7,437	$6,998
Accretion expense	486	439
Asset retirement costs incurred	(79)	—
Ending balance	$7,844	$7,437

As of August 30, 2008, the $7.8 million asset retirement obligation is included in accrued liabilities in the accompanying consolidated balance sheet.

10. Commitments and Contingencies

Lease Commitments

The Company leases certain buildings and equipment from independent parties. Total rent expense on all leases was $5.7 million, $5.3 million and $6.0 million in fiscal 2008, 2007 and 2006, respectively. Annual minimum lease commitments for the five years subsequent to August 30, 2008 and thereafter are as follows (in thousands):

2009	$4,733
2010	4,062
2011	3,271
2012	1,968
2013	1,272
Thereafter	800
$16,106

Environmental and Legal Contingencies

The Company and its operations are subject to various federal, state and local laws and regulations governing, among other things, the generation, handling, storage, transportation, treatment and disposal of hazardous waste and other substances. In particular, industrial laundries use and must dispose of detergent waste water and other residues, and, in the past used perchloroethylene and other dry cleaning solvents. The Company is attentive to the environmental concerns surrounding the disposal of these materials and has, through the years, taken measures to avoid their improper disposal. In the past, the Company has settled, or contributed to the settlement of, actions or claims brought against the Company relating to the disposal of hazardous materials and there can be no assurance that the Company will not have to expend material amounts to remediate the consequences of any such disposal in the future.

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

There is usually a range of reasonable estimates of the costs associated with each site. The Company’s accruals reflect the amount within the range that constitutes its best estimate. Where it believes that both the amount of a particular liability and the timing of the payments are reliably determinable, the Company adjusts the cost in current dollars using a rate of 3% for inflation until the time of expected payment and discounts the cost to present value using risk-free rates of interest ranging from 4% to 4.5%.

For environmental liabilities that have been discounted, the Company includes interest accretion, based on the effective interest method, in operating costs on the consolidated statements of income. The changes to the Company’s environmental liabilities for the years ended August 30, 2008 and August 25, 2007 are as follows (in thousands):

Year ended	August 30, 2008	August 25, 2007
Beginning balance	$15,683	$10,858
Costs incurred for which reserves have been provided	(4,069)	(2,500)
Insurance proceeds received	167	121
Interest accretion	783	577
Revision in estimates	2,533	6,627

Ending balance	$15,097	$15,683

In fiscal 2008 and 2007, the Company made adjustments to increase its environmental related reserves by $2.5 million and $6.6 million, respectively. These increases were primarily due to an ongoing investigation at one of its environmental exposure sites.

Anticipated payments and insurance proceeds of currently identified environmental remediation liabilities as of August 30, 2008, for the next five years and thereafter as measured in current dollars, are reflected below.

(In Thousands)	2009	2010	2011	2012	2013	Thereafter	Total
Estimated costs – current dollars	$4,366	$1,497	$1,040	$947	$799	$12,559	$21,208

Estimated insurance proceeds	(180)	(180)	(188)	(180)	(180)	(2,434)	(3,342)

Net anticipated costs	$4,186	$1,317	$852	$767	$619	$10,125	$17,866

Effect of Inflation							6,532
Effect of Discounting							(9,301)

Balance as of August 30, 2008							$15,097

Estimated insurance proceeds are primarily received from an annuity received as part of a legal settlement with an insurance company. Annual proceeds of approximately $0.3 million are deposited into an escrow account which funds remediation and monitoring costs for three sites related to former operations in Williamstown, Vermont. Annual proceeds received but not expended in the current year accumulate in this account and may be used in future years for costs related to this site through the year 2027. As of August 30, 2008, the balance in this escrow account, which is held in a trust and is not recorded on the Company’s consolidated balance sheet, was approximately $2.5 million. Also included in estimated insurance proceeds are amounts the Company is entitled to receive pursuant to legal settlements as reimbursements from three insurance companies for estimated costs at the site in Uvalde, Texas.

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

Other Contingent Liabilities

As security for certain agreements with the NRC and various state agencies related to the nuclear operations (see Note 9) and certain insurance programs, the Company had standby irrevocable bank commercial letters of credit of $32.3 million and $33.1 million outstanding as of August 30, 2008 and August 25, 2007 respectively.

11. Common Stock Options

The Company accounts for its share-based compensation under the provisions of SFAS No. 123(r), Share-Based Payment, as discussed in Note 1, “Share-Based Compensation”. The Company adopted a stock incentive plan (the “Plan”) in November 1996 and reserved 150,000 shares of Common Stock for issue under the Plan. In January 2002, the Company increased the number of shares of Common Stock reserved for issuance under the Plan to 450,000. Such increase was approved by the Company’s shareholders at the Company’s 2002 Annual meeting of Shareholders held on January 8, 2002. At the Company’s 2007 Annual Meeting of Shareholders held on January 9, 2007, the Company’s shareholders approved the Company’s increase in the number of shares of Common Stock reserved for issuance under the Plan to 800,000. Options granted under the Plan, through August 30, 2008, are at a price equal to the fair market value of the Company’s Common Stock on the date of grant. Options granted prior to fiscal 2003 are subject to a proportional four-year vesting schedule and expire eight years from the grant date. Options granted beginning in fiscal 2003 and thereafter are subject to a five-year cliff-vesting schedule under which options become vested or exercisable after five years from date of grant and expire ten years after the grant date. Compensation expense for all option grants, whether proportional four-year vesting or five-year cliff-vesting, is recognized ratably over the related vesting period starting in fiscal 2006. Certain options were granted during fiscal 2008, 2007 and 2006 to non-employee directors of the Company, which were fully vested upon grant and expire eight years after the grant date. Accordingly, compensation expense related to the fiscal 2008, 2007 and 2006 non-employee director grants was recognized on the date of grant. In fiscal 2008, 6,000 shares of restricted stock were granted to our non-employee directors which become fully vested one year from the date of grant.

The following table summarizes the Common Stock option activity for the fiscal years ended August 30, 2008, August 25, 2007 and August 26, 2006:

	Number of Shares	Weighted Average Exercise Price
Outstanding, August 27, 2005	238,375	$21.82

Granted	71,400	34.69
Exercised	(9,700)	15.99
Forfeited	(15,125)	24.78

Outstanding, August 26, 2006	284,950	$25.08

Granted	72,400	36.69
Exercised	(41,650)	17.01
Forfeited	(21,725)	28.04

Outstanding, August 25, 2007	293,975	$28.87

Granted	75,000	38.04
Exercised	(28,750)	18.12
Forfeited	(4,000)	23.26

Outstanding, August 30, 2008	336,225	$31.90

Exercisable, August 26, 2006	69,950	$17.66

Exercisable, August 25, 2007	42,675	$23.93

Exercisable, August 30, 2008	63,125	$27.18

The following table summarizes information relating to currently outstanding and exercisable stock options as of August 30, 2008:

		Outstanding Options		Exercisable Options
Range of Exercise Prices	Number Outstanding	Average Remaining Option Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 10.06 - 17.55	11,875	0.92	$15.69	11,875	$15.69
19.93 - 24.35	64,050	4.91	23.06	21,550	20.51
27.44 - 27.98	53,800	6.14	27.97	5,300	27.88
33.13 - 34.83	62,500	7.18	34.72	5,800	33.66
36.05 - 42.21	144,000	8.73	37.41	18,600	40.02
$ 10.06 - 42.21	336,225	7.02	$31.90	63,125	$27.18

The following table summarizes the status of the Company’s nonvested shares at August 30, 2008:

	Nonvested Options
	Number of	Weighted Average
	Shares	Exercise Price
Nonvested at August 25, 2007	251,300	$29.70

Granted	66,000	37.92
Vested	(41,700)	21.26
Forfeited	(2,500)	28.67

Nonvested at August 30, 2008	273,100	$32.99

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

On July 25, 2006, certain members of the Croatti family converted 4,474,219 million shares of their Class B Common Stock to Common Stock and sold those shares and an additional 125,781 shares of Common Stock in a follow-on offering. The Company did not sell any shares in the offering and did not receive any proceeds from the sale of the shares. For the year ended August 30 2008, a total of 2,080 shares of Class B Common Stock were converted to Common Stock.

13. Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) are as follows (in thousands):

	Foreign Currency Translation	Pension- related	Interest Rate Swap	Total Accumulated Other Comprehensive Income (Loss)
Balance, August 27, 2005	$2,487	$(441)	$—	$2,046
Change during the year	2,690	(94)	—	2,596

Balance, August 26, 2006	5,177	(535)	—	4,642
Change during the year	2,964	187	—	3,151
Adoption of FAS No. 158	—	(2,661)	—	(2,661)

Balance, August 25, 2007	8,141	(3,009)	—	5,132
Change during the year	(52)	(458)	(188)	(698)

Balance, August 30, 2008	$8,089	$(3,467)	$(188)	$4,434

On September 29, 2006, the Financial Accounting Standards Board issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of SFAS No. 87, 88, 106 and 132(r), which required, among other things, that the Company recognize as a component of other comprehensive income, net of tax, the actuarial gains and losses and the prior service costs and credits that arise during the period but pursuant to SFAS No. 87 and SFAS No. 106 were not recognized as components of net periodic benefit cost. The Company adopted SFAS No. 158 on August 25, 2007 which resulted in a $2.7 million adjustment to other comprehensive income. Refer to Note 6, “Employee Benefit Plans”, of these Consolidated Financial Statements for further discussion regarding the adoption of SFAS No. 158 and its related effects on the Company’s Consolidated Financial Statements.

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

	US and
	Canadian				Subtotal
As of and for the year ended	Rental and		Net Interco		Core Laundry	Specialty
August 30, 2008	Cleaning	MFG	MFG Elim	Corporate	Operations	Garments	First Aid	Total

Revenues	$911,044	$91,834	$(91,834)	$8,942	$919,986	$71,637	$31,552	$1,023,175

Income (loss) from operations	$137,341	$32,067	$(2,632)	$(63,229)	$103,547	$4,204	$887	$108,638

Interest (income) expense, net	$(2,201)	$—	$—	$11,976	$9,775	$—	$—	$9,775

Income (loss) before taxes	$139,316	$31,717	$(2,632)	$(75,000)	$93,401	$4,411	$887	$98,699

Depreciation and amortization	$34,720	$1,488	$—	$12,423	$48,631	$3,719	$1,433	$53,784

Capital expenditures	$59,892	$572	$—	$4,154	$64,618	$8,678	$499	$73,795

Total assets	$881,712	$11,691	$—	$—	$893,403	$68,282	$19,982	$981,667

	US and
	Canadian				Subtotal
As of and for the year ended	Rental and		Net Interco		Core Laundry	Specialty
August 25, 2007	Cleaning	MFG	MFG Elim	Corporate	Operations	Garments	First Aid	Total

Revenues	$799,515	$89,209	$(89,209)	$7,945	$807,460	$62,868	$31,774	$902,102

Income (loss) from operations (1)	$111,800	$30,718	$(5,366)	$(58,925)	$78,228	$4,498	$1,426	$84,152

Interest (income) expense, net	$(1,868)	$—	$—	$12,627	$10,759	$—	$—	$10,759

Income (loss) before taxes	$113,565	$30,511	$(5,366)	$(71,487)	$67,223	$4,813	$1,426	$73,462

Depreciation and amortization	$30,863	$1,446	$—	$11,700	$44,009	$3,219	$1,284	$48,512

Capital expenditures	$46,444	$—	$—	$—	$46,444	$7,186	$1,031	$54,661

Total assets	$780,883	$11,350	$—	$—	$792,233	$60,997	$21,234	$874,464

	US and
	Canadian				Subtotal
As of and for the year ended	Rental and		Net Interco		Core Laundry	Specialty
August 26, 2006	Cleaning	MFG	MFG Elim	Corporate	Operations	Garments	First Aid	Total

Revenues	$733,294	$72,239	$(72,239)	$5,861	$739,155	$51,553	$30,264	$820,972

Income (loss) from operations (1)	$103,237	$24,493	$(637)	$(56,199)	$70,894	$147	$2,362	$73,403

Interest (income) expense, net	$(1,589)	$—	$—	$11,133	$9,544	$—	$—	$9,544

Income (loss) before taxes	$104,859	$24,487	$(637)	$(67,170)	$61,539	$356	$2,362	$64,257

Depreciation and amortization	$29,067	$1,467	$—	$10,619	$41,153	$2,959	$1,198	$45,310

Capital expenditures	$45,506	$—	$—	$—	$45,506	$5,671	$927	$52,104

Total assets	$744,074	$12,525	$—	$—	$756,599	$51,654	$21,449	$829,702

(1) Prior year Income (loss) from operations has been restated to reflect the Company’s reclassification of foreign exchange (gain) loss from an operating expense to Other expense (income).

The Company’s long-lived assets as of August 30, 2008 and August 25, 2007 and revenues for the years ended August 30, 2008, August 25, 2007 and August 26, 2006 were attributed to the following countries (in thousands):

Long-lived assets as of:	August 30, 2008	August 25, 2007
United States	$653,979	$585,149
Europe, Canada, and Mexico (1)	43,583	39,094
Total	$697,562	$624,243

Revenues for the year ended:	August 30, 2008	August 25, 2007	August 26, 2006
United States	$924,143	$820,898	$751,985
Europe and Canada (1)	99,032	81,204	68,987
	$1,023,175	$902,102	$820,972

Income before income taxes for the year ended:	August 30, 2008	August 25, 2007	August 26, 2006
United States	$84,214	$62,136	$54,572
Europe, Canada, and Mexico (1)	14,485	11,326	9,685
	$98,699	$73,462	$64,257

(1) No country accounts for greater than 10% of total long-lived assets or revenues.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

UniFirst Corporation

We have audited the accompanying consolidated balance sheets of UniFirst Corporation and subsidiaries as of August 30, 2008 and August 25, 2007, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended August 30, 2008.  Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of UniFirst Corporation and subsidiaries at August 30, 2008 and August 25, 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended August 30, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Notes 1 and 3 to the Consolidated Financial Statements, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, and effective August 25, 2007, as discussed in Notes 1 and 6 to the Consolidated Financial Statements, the Company adopted Statement of Financial Accounting Standards No. 158, Employers Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), UniFirst Corporation's internal control over financial reporting as of August 30, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 11, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

November 11, 2008

Quarterly Financial Data (Unaudited)

The following is a summary of the results of operations for each of the quarters within the years ended August 30, 2008 and August 25, 2007. This summary should be read in conjunction with these Consolidated Financial Statements and notes to Consolidated Financial Statements.

(In thousands, except per share data) For the year ended August 30, 2008	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$247,260	$270,288	$254,617	$251,010
Income before income taxes	26,787	24,847	27,798	19,267
Provision for income taxes	10,313	9,566	10,858	6,984

Net income	$16,474	$15,281	$16,940	$12,283

Net income per Common share -- basic	$0.90	$0.83	$0.92	$0.67

Net income per Class B Common share -- basic	$0.72	$0.67	$0.74	$0.54

Net income per Common share -- diluted	$0.85	$0.79	$0.87	$0.63

Weighted average number of shares outstanding -- basic
Common Stock	14,352	14,359	14,366	14,379
Class B Common Stock	4,937	4,937	4,937	4,936
	19,289	19,296	19,303	19,315
Weighted average number of Common Stock shares
outstanding -- diluted	19,366	19,366	19,363	19,387

(In thousands, except per share data) For the year ended August 25, 2007	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$222,377	$222,367	$229,849	$227,509
Income before income taxes	22,627	11,457	21,836	17,542
Provision for income taxes	8,881	4,497	8,153	6,736

Net income	$13,746	$6,960	$13,683	$10,806

Net income per Common share -- basic	$0.75	$0.38	$0.75	$0.59

Net income per Class B Common share -- basic	$0.60	$0.30	$0.60	$0.47

Net income per Common share -- diluted	$0.71	$0.36	$0.71	$0.56

Weighted average number of shares outstanding -- basic
Common Stock	14,307	14,319	14,333	14,343
Class B Common Stock	4,941	4,939	4,937	4,937
	19,248	19,258	19,270	19,280
Weighted average number of Common Stock shares
outstanding -- diluted	19,322	19,362	19,371	19,375

The Company’s fiscal year ends on the last Saturday in August. For financial reporting purposes, fiscal 2008 consisted of 53 weeks, and fiscal 2007 and fiscal 2006 both consisted of 52 weeks. Each of the quarterly periods contains 13 weeks except for the second quarter of fiscal 2008 which contains 14 weeks.

In the second quarter of fiscal 2007, the Company increased its environmental related accrual by $1.6 million due to the preliminary results of its ongoing site investigation at one of its environmental exposure sites, and incurred $0.7 million in severance expense related to the departure of one of its senior executives.

In the fourth quarter of fiscal 2008 and 2007, the Company decreased its insurance reserves by $1.9 million and $4.9 million, respectively, resulting from its annual third-party actuarial review of its insurance reserve requirements. In addition, in the fourth quarter of 2008 and 2007, the Company increased its environmental related accrual by $2.0 million and $5.0 million, respectively, due to additional information gathered from its ongoing site investigation at one of its environmental exposure sites.

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

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the year ended August 30, 2008 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

We have retained Ernst & Young LLP, an independent registered public accounting firm, to audit our Consolidated Financial Statements found in this Annual Report on Form 10-K for the year ended August 30, 2008. We have made available to Ernst & Young LLP all of our financial records and related data in connection with their audit of our Consolidated Financial Statements.

We have filed with the Securities and Exchange Commission the required certifications related to our Consolidated Financial Statements as of and for the year ended August 30, 2008. These certifications are attached as exhibits to this Annual Report on Form 10-K for the year ended August 30, 2008. Additionally, we have also provided to the New York Stock Exchange the required annual certification of our Chief Executive Officer regarding our compliance with the New York Stock Exchange’s corporate governance listing standards.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has assessed the effectiveness of our internal control over financial reporting as of August 30, 2008. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control—Integrated Framework. Management concluded that based on its assessment, our internal control over financial reporting was effective as of August 30, 2008. The effectiveness of our internal control over financial reporting as of August 30, 2008 has been audited by Ernst & Young LLP, and a copy of its attestation report is included below.

Report of Independent Registered Public Accounting Firm

on Internal Control Over Financial Reporting

The Board of Directors and Shareholders

UniFirst Corporation

We have audited UniFirst Corporation’s internal control over financial reporting as of August 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). UniFirst Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, UniFirst Corporation maintained, in all material respects, effective internal control over financial reporting as of August 30, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of UniFirst Corporation as of August 30, 2008 and August 25, 2007, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended August 30, 2008 of UniFirst Corporation and our report dated November 11, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

November 11, 2008

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We have adopted a Statement of Corporate Policy and Code of Business Conduct and Ethics, which applies to our directors and all of our employees, including our principal executive officer, principal financial officer, principal accounting officer and corporate controller. Our Statement of Corporate Policy and Code of Business Conduct and Ethics is available, free of charge, on our website at www.unifirst.com. Information contained on our website is not part of this Annual Report on Form 10-K or the documents incorporated by reference into this Annual Report on Form 10-K. We intend to disclose any amendment to or waiver of a provision of the Statement of Corporate Policy and Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller by posting such information on our website at www.unifirst.com.

Information regarding our directors and executive officers required by this Item 10 will be included in our definitive Proxy Statement to be filed with the Securities and Exchange Commission for our 2009 Annual Meeting of Shareholders and is incorporated by reference into this Item 10. Certain information required by this Item 10 is set forth in Item 1 of this Annual Report on Form 10-K under the heading “Executive Officers”.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this Item 11 will be included in our definitive Proxy Statement to be filed with the Securities and Exchange Commission for our 2009 Annual Meeting of Shareholders and is incorporated by reference into this Item 11.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item 12 will be included in our definitive Proxy Statement to be filed with the Securities and Exchange Commission for our 2009 Annual Meeting of Shareholders and is incorporated by reference into this Item 12.

Information concerning our equity compensation plans contained in the table entitled “Equity Compensation Plan Information” set forth in Item 5 of the Annual Report on Form 10-K is incorporated by reference into this Item 12.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item 13 will be included in our definitive Proxy Statement to be filed with the Securities and Exchange Commission for our 2009 Annual Meeting of Shareholders and is incorporated by reference into this Item 13.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this Item 14 will be included in our definitive Proxy Statement to be filed with the Securities and Exchange Commission for our 2009 Annual Meeting of Shareholders and is incorporated by reference into this Item 14.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The financial statements listed below are filed as part of this report:

(1) and (2) FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES.

The financial statements listed below are included under Item 8 of this Annual Report on Form 10-K:

Consolidated statements of income for each of the three years in the period ended August 30, 2008

Consolidated balance sheets as of August 30, 2008 and August 25, 2007

Consolidated statements of shareholders’ equity for each of the three years in the period ended August 30, 2008

Consolidated statements of cash flows for each of the three years in the period ended August 30, 2008

Notes to Consolidated Financial Statements

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

Management’s Report on Internal Control Over Financial Reporting

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The following additional schedule is filed herewith:

Schedule II — Valuation and qualifying accounts and reserves for each of the three years in the period ended August 30, 2008

UNIFIRST CORPORATION AND SUBSIDIARIES

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED

AUGUST 30, 2008 (IN THOUSANDS)

Description	Balance, Beginning of Period	Charged to Costs and Expenses	Charges for Which Reserves Were Created or Deductions	Balance, End of Period

Allowance for Doubtful Accounts
For the year ended August 30, 2008	$4,144	$2,836	$(2,816)	$4,164

For the year ended August 25, 2007	$3,653	$4,240	$(3,749)	$4,144

For the year ended August 26, 2006	$3,179	$3,383	$(2,909)	$3,653

Reserve for Obsolete Inventory
For the year ended August 30, 2008	$953	$1,039	$(270)	$1,722

For the year ended August 25, 2007	$980	$1,086	$(1,113)	$953

For the year ended August 26, 2006	$853	$565	$(438)	$980

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

       3.        EXHIBITS. The list of exhibits filed as part of this Annual Report on Form 10-K is set forth below.

DESCRIPTION

3.1

Restated Articles of Organization (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed July 5, 2006); Articles of Amendment dated January 13, 1988 (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed July 5, 2006); and Articles of Amendment dated January 21, 1993 (incorporated by reference to Exhibit 3.3 to the Company's Current Report on Form 8-K filed July 5, 2006)

3.2	By-laws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed January 10, 2008)

10.1

Letter Agreement between the Company and Dennis Assad, dated January 3, 2007 (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on January 8, 2007 and incorporated herein by reference)

10.2	UniFirst Corporation 1996 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10-D to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2002)

10.3

Form of UniFirst Corporation stock option award to non-employee directors (incorporated by reference to Exhibit 10-E to the Company’s Annual Report on Form 10-K for the fiscal year ended August 27, 2005)

10.4	Form of UniFirst Corporation stock option award to executive officers (incorporated by reference to Exhibit 10-F to the Company’s Annual Report on Form 10-K for the fiscal year ended August 27, 2005)

10.5

UniFirst Corporation Unfunded Supplemental Executive Retirement Plan dated as of March 8, 2006 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on March 8, 2006)

10.6

Amendment to the UniFirst Corporation Unfunded Supplemental Executive Retirement Plan dated as of January 8, 2008 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on January 10, 2008)

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

November 13, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Ronald D. Croatti

Ronald D. Croatti

/s/ John B. Bartlett

John B. Bartlett

/s/ Cynthia Croatti

Cynthia Croatti

/s/ Phillip L. Cohen

Phillip L. Cohen

/s/ Robert F. Collings

Robert F. Collings

/s/ Anthony F. DiFillippo

Anthony F. DiFillippo

/s/ Donald J. Evans

Donald J. Evans

/s/ Michael Iandoli

Michael Iandoli

/s/Thomas Postek

Thomas S. Postek

	Principal Executive Officer and Director Principal Financial Officer and Principal Accounting Officer Director Director Director Director Director Director Director	November 13, 2008 November 13, 2008 November 13, 2008 November 13, 2008 November 13, 2008 November 13, 2008 November 13, 2008 November 13, 2008 November 13, 2008

EXHIBIT INDEX

DESCRIPTION

3.1

Restated Articles of Organization (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed July 5, 2006); Articles of Amendment dated January 13, 1988 (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed July 5, 2006); and Articles of Amendment dated January 21, 1993 (incorporated by reference to Exhibit 3.3 to the Company's Current Report on Form 8-K filed July 5, 2006)

3.2	By-laws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed January 10, 2008)

10.1

Letter Agreement between the Company and Dennis Assad, dated January 3, 2007 (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K on January 8, 2007 and incorporated herein by reference)

10.2	UniFirst Corporation 1996 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10-D to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2002)

10.3

Form of UniFirst Corporation stock option award to non-employee directors (incorporated by reference to Exhibit 10-E to the Company’s Annual Report on Form 10-K for the fiscal year ended August 27, 2005)

10.4	Form of UniFirst Corporation stock option award to executive officers (incorporated by reference to Exhibit 10-F to the Company’s Annual Report on Form 10-K for the fiscal year ended August 27, 2005)

10.5

UniFirst Corporation Unfunded Supplemental Executive Retirement Plan dated as of March 8, 2006 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on March 8, 2006)

10.6

Amendment to the UniFirst Corporation Unfunded Supplemental Executive Retirement Plan dated as of January 8, 2008 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on January 10, 2008)

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