Form 10-Q
period 2008-11-29
UNIFIRST CORP
filed 2009-01-08
CIK 717954

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 29, 2008

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

The number of outstanding shares of UniFirst Corporation Common Stock and Class B Common Stock at January 2, 2009 were 14,391,629 and 4,935,369, respectively.

UniFirst Corporation

Quarterly Report on Form 10-Q

For the Quarter ended November 29, 2008

Table of Contents

Part I – FINANCIAL INFORMATION

Item 1 - Financial Statements

Consolidated Statements of Income for the Thirteen Weeks ended November 29, 2008 and November 24, 2007

Consolidated Balance Sheets as of November 29, 2008 and August 30, 2008

Consolidated Statements of Cash Flows for the Thirteen Weeks ended November 29, 2008 and November 24, 2007

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
Ex-31.1 Section 302 Certification of CEO
Ex-31.2 Section 302 Certification of CFO
Ex-32.1 Section 906 Certification of CEO
Ex-32.2 Section 906 Certification of CFO

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UniFirst Corporation and Subsidiaries

Consolidated Statements of Income

(Unaudited)

Thirteen weeks ended (In thousands, except per share data)	November 29, 2008	November 24, 2007
Revenues	$262,554	$247,260

Cost and expenses:
Operating costs (1)	157,063	151,147
Selling and administrative expenses (1)	57,487	54,019
Depreciation and amortization	13,703	12,787
	228,253	217,953

Income from operations	34,301	29,307

Other expense (income):
Interest expense	2,591	3,504
Interest income	(504)	(513)
Exchange rate loss (gain)	934	(471)
	3,021	2,520

Income before income taxes	31,280	26,787
Provision for income taxes	12,418	10,313

Net income	$18,862	$16,474

Income per share – Basic:
Common Stock	$1.03	$0.90
Class B Common Stock	$0.82	$0.72

Income per share – Diluted:
Common Stock	$0.97	$0.85

Weighted average number of shares outstanding – Basic:
Common Stock	14,384	14,352
Class B Common Stock	4,935	4,937
	19,319	19,289

Weighted average number of shares outstanding – Diluted:
Common Stock	19,362	19,366

Dividends per share:
Common Stock	$0.0375	$0.0375
Class B Common Stock	$0.0300	$0.0300

(1) Exclusive of depreciation on the Company’s property and equipment and amortization on its intangible assets

The accompanying notes are an integral part of these

Consolidated Financial Statements.

UniFirst Corporation and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

(In thousands, except share data)	November 29, 2008	August 30, 2008 (a)
Assets
Cash and cash equivalents	$24,108	$25,655
Receivables, less reserves of $6,114 and $4,164, respectively	111,394	102,830
Inventories	48,566	46,154
Rental merchandise in service	88,763	92,315
Prepaid and deferred income taxes	16,246	15,431
Prepaid expenses	5,255	1,720

Total current assets	294,332	284,105

Property and equipment:
Land, buildings and leasehold improvements	312,641	314,370
Machinery and equipment	331,097	327,705
Motor vehicles	107,876	102,805

	751,614	744,880
Less -- accumulated depreciation	379,799	376,319

	371,815	368,561

Goodwill	259,091	258,836
Customer contracts, net	61,013	62,573
Other intangible assets, net	4,517	4,877
Other assets	2,578	2,715
	$993,346	$981,667

Liabilities and shareholders' equity
Current liabilities:
Current maturities of long-term obligations	$4,191	$4,222
Accounts payable	52,820	54,822
Accrued liabilities	95,154	91,837
Accrued income taxes	8,942	—

Total current liabilities	161,107	150,881

Long-term obligations, net of current maturities	227,928	231,317
Deferred income taxes	42,064	42,699

Commitments and contingencies (Note 7)
Shareholders' equity:
Preferred stock, $1.00 par value; 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $0.10 par value; 30,000,000 shares authorized; 14,391,629 and 14,388,679 issued and outstanding, respectively	1,439	1,438
Class B Common Stock, $0.10 par value; 20,000,000 shares authorized; 4,935,369 issued and outstanding	494	494
Capital surplus	18,481	18,240
Retained earnings	550,339	532,164
Accumulated other comprehensive (loss) income	(8,506)	4,434

Total shareholders' equity	562,247	556,770

	$993,346	$981,667

(a) Derived from audited financial statements

The accompanying notes are an integral part of these

Consolidated Financial Statements.

UniFirst Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

Thirteen weeks ended (In thousands)	November 29, 2008	November 24, 2007
Cash flows from operating activities:
Net income	$18,862	$16,474
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	11,513	10,887
Amortization of intangible assets	2,190	1,900
Amortization of deferred financing costs	67	67
Deferred income taxes	(52)	27
Stock-based compensation	205	190
Accretion on asset retirement obligations	127	119
Changes in assets and liabilities, net of acquisitions:
Receivables	(10,827)	(15,477)
Inventories	(2,940)	166
Rental merchandise in service	2,474	(4,374)
Prepaid expenses	(3,568)	(2,033)
Accounts payable	(1,199)	7,234
Accrued liabilities	(187)	885
Accrued income taxes	9,296	8,994
Net cash provided by operating activities	25,961	25,059

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(1,519)	(36,605)
Capital expenditures	(20,532)	(14,781)
Other	117	(191)
Net cash used in investing activities	(21,934)	(51,577)

Cash flows from financing activities:
Proceeds from long-term obligations	29,893	52,950
Payments on long-term obligations	(32,584)	(24,535)
Proceeds from exercise of Common Stock options	31	7
Payment of cash dividends	(687)	(686)
Net cash (used in) provided by financing activities	(3,347)	27,736

Effect of exchange rate changes	(2,227)	3,417

Net (decrease) increase in cash and cash equivalents	(1,547)	4,635
Cash and cash equivalents at beginning of period	25,655	12,698

Cash and cash equivalents at end of period	$24,108	$17,333

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

As discussed and described in Note 12 to the Consolidated Financial Statements, the Company has five reporting segments: US and Canadian Rental and Cleaning, Manufacturing (“MFG”), Specialty Garments Rental and Cleaning (“Specialty Garments”), First Aid and Corporate. The operations of the US and Canadian Rental and Cleaning reporting segment are referred to by the Company as its “industrial laundry operations” and the locations related to this reporting segment are referred to as “industrial laundries”. The Company refers to its US and Canadian Rental and Cleaning, MFG, and Corporate segments combined as its “core laundry operations”.

Interim Financial Information

These Consolidated Financial Statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the information furnished reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period. It is suggested that these Consolidated Financial Statements be read in conjunction with the financial statements and the notes, thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 30, 2008. Results for an interim period are not indicative of any future interim periods or for an entire fiscal year.

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. Intercompany balances and transactions are eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. These estimates are based on historical information, current trends, and information available from other sources. Actual results could differ from these estimates.

Fiscal Year

The Company’s fiscal year ends on the last Saturday in August. For financial reporting purposes, fiscal 2009 will consist of 52 weeks, whereas fiscal 2008 consisted of 53 weeks. The additional week was included in the second quarter of fiscal 2008, which consisted of 14 weeks. Therefore, the quarterly periods ended November 29, 2008 and November 24, 2007 both consisted of 13 weeks.

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

In accordance with Statements of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets, including property and equipment, are evaluated for impairment whenever events or circumstances indicate an asset may be impaired. There were no material impairments of property and equipment in the thirteen weeks ended November 29, 2008 or the year ended August 30, 2008.

Goodwill and Other Intangible Assets

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized. SFAS No. 142 requires that companies test goodwill for impairment on an annual basis. Management completes its annual impairment test in the fourth quarter of each fiscal year. In addition, SFAS No. 142 also requires that companies test goodwill if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit to which goodwill is assigned below its carrying amount. The Company’s evaluation considers changes in the operating environment, competitive information, market trends, operating performance and cash flow modeling. There have been no impairments of goodwill in the year ended August 30, 2008 and no events or circumstances in the thirteen weeks ended November 29, 2008 that would indicate that there may have been any impairment of goodwill during such period. Future events could cause management to conclude that impairment indicators exist and that goodwill or other intangibles associated with previously acquired businesses are impaired. Any resulting impairment loss could have a material impact on the Company’s financial condition and results of operations.

Definite-lived intangible assets are amortized over their useful lives, which are based on management’s estimates of the period that the assets will generate revenue. Definite-lived intangible assets are evaluated for impairment in accordance with SFAS No. 144. There were no material impairments of definite-lived intangible assets in the thirteen weeks ended November 29, 2008 or the year ended August 30, 2008.

Definite-lived intangible assets have a weighted average useful life of approximately 14.3 years. Customer contracts are amortized over their estimated useful lives and have a weighted average useful life of approximately 14.8 years. Other intangible assets, net, primarily include restrictive covenants, deferred financing costs and trademarks, and have weighted average useful lives of approximately 6.5 years.

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

The estimated liability for environmental contingencies has been discounted using risk-free interest rates ranging from 3% to 3.7% over periods ranging from ten to thirty years. The estimated current costs, net of legal settlements with insurance carriers, have been adjusted for the estimated impact of inflation at 3% per year. Changes in enacted laws, regulatory orders or decrees, management’s estimates of costs, risk-free interest rates, insurance proceeds, participation by other parties, the timing of payments and the input of outside consultants and attorneys based on changing legal or factual circumstances could have a material impact on the amounts recorded for environmental and other contingent liabilities. Refer to Note 7 of the Consolidated Financial Statements for additional discussion and analysis.

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

The Company has recognized as a liability the present value of the estimated future costs to decommission its nuclear laundry facilities in accordance with the provisions of SFAS No. 143. The Company depreciates, on a straight-line basis, the amount added to property and equipment and recognizes accretion expense in connection with the discounted liability over the various remaining lives which range from approximately one to twenty-two years.

The estimated liability has been based on historical experience in decommissioning nuclear laundry facilities, estimated useful lives of the underlying assets, external vendor estimates as to the cost to decommission these assets in the future, and federal and state regulatory requirements. The estimated current costs have been adjusted for the estimated impact of inflation at 3% per year. The liability has been discounted using credit-adjusted risk-free rates that range from approximately 5.7% to 7.0%. Revisions to the liability could occur due to changes in the Company’s estimated useful lives of the underlying assets, estimated dates of decommissioning, changes in decommissioning costs, changes in federal or state regulatory guidance on the decommissioning of such facilities, or other changes in estimates. Changes due to revised estimates will be recognized by adjusting the carrying amount of the liability and the related long-lived asset if the assets are still in service, or charged to expense in the period if the assets are no longer in service.

Derivative Financial Instruments

The Company accounts for its derivative instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and related authoritative guidance. All derivative instruments are recorded as other assets or other liabilities at fair value, in accordance with SFAS No. 157, Fair Value Measurements. All subsequent changes in a derivative’s fair value are recognized in income, unless specific hedge accounting criteria are met. Cash flows associated with derivatives are classified in the same category as the cash flows hedged in the Consolidated Statements of Cash Flows.

Derivative instruments that qualify for hedge accounting are classified as a hedge of the variability of cash flows to be paid related to a recognized liability or a forecasted transaction. Changes in the fair value of a derivative that is highly effective and designated as a cash flow hedge are recognized in accumulated other comprehensive income until expense from the cash flows of the hedged items are recognized. The Company performs an assessment at the inception of the hedge and on a quarterly basis thereafter, to determine whether its derivatives are highly effective in offsetting changes in the value of the hedged items. Any change in the fair value resulting from hedge ineffectiveness is immediately recognized as income or expense.

The Company’s hedging activities are transacted only with highly rated institutions, which reduces the exposure to credit risk in the event of nonperformance.

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

The Company is periodically reviewed by U.S. domestic and foreign tax authorities regarding the amount of taxes due. These reviews typically include inquiries regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. In evaluating the exposure associated with various filing positions, the Company records estimated reserves for probable exposures, in accordance with FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.

The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense which is consistent with the recognition of these items in prior reporting periods. During the thirteen weeks ended November 29, 2008, there were no material changes in the amount of unrecognized tax benefits or the amount accrued for interest and penalties.

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

The Class B Common Stock may be converted at any time on a one-for-one basis into Common Stock at the option of the holder of the Class B Common Stock. Diluted earnings per share for the Company’s Common Stock assumes the conversion of all of the Company’s Class B Common Stock into Common Stock, full vesting of outstanding restricted stock, and the exercise of outstanding stock options under the Company’s stock based employee compensation plans.

The following table shows how net income is allocated using this method (in thousands):

Thirteen weeks ended	November 29, 2008	November 24, 2007
Net income available to shareholders	$18,862	$16,474

Allocation of net income for Basic:
Common Stock	$14,800	$12,919
Class B Common Stock	4,062	3,555
	$18,862	$16,474

The diluted earnings per share calculation assumes the conversion of all of the Company’s Class B Common Stock into Common Stock, so no allocation of earnings to Class B Common Stock is required.

The following table illustrates the weighted average number of shares of Common Stock and Class B Common Stock shares outstanding during the thirteen weeks ended November 29, 2008 and November 24, 2007 and is utilized in the calculation of earnings per share (in thousands):

Thirteen weeks ended	November 29, 2008	November 24, 2007
Weighted average number of Common Stock -- basic	14,384	14,352
Add: effect of potentially dilutive Common Stock -- Common Stock options and restricted stock	43	77
Add: assumed conversion of Class B Common Stock into Common Stock	4,935	4,937

Weighted average number of Common Stock -- diluted	19,362	19,366

Weighted average number of Class B Common Stock -- basic	4,935	4,937

Total shares of Common Stock of 213,800 and 7,500 issuable upon exercise of outstanding stock options for the thirteen weeks ended November 29, 2008 and November 24, 2007, respectively, were excluded from the calculation of diluted earnings per share because they were anti-dilutive.

Share-Based Compensation

The Company adopted a stock incentive plan (the “Plan”) in November 1996 and has reserved 800,000 shares of Common Stock for issuance under the Plan. All options issued to management under the Plan are recommended to the Board of Directors by the Compensation Committee and approved by the Board of Directors. Such options are generally granted on the date of approval. All awards issued to the Company’s non-employee members of the Board of Directors under the Plan are recommended to the Board of Directors by the Compensation Committee and approved by the Board of Directors. Stock options granted to non-employee directors are granted on the third business day following the annual shareholders' meeting. All options are exercisable at a price equal to the fair market value of the Company’s Common Stock on the date of grant.

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

Compensation expense for all option grants is recognized ratably over the related vesting period. Certain options were granted during fiscal 2008, 2007 and 2006 to non-employee members of the Board of Directors of the Company, which were fully vested upon grant and expire eight years after the grant date. Accordingly, compensation expense related to these option grants in fiscal 2008, 2007 and 2006 grants were recognized on the date of grant. In January 2008, 6,000 shares of restricted stock were granted to the Company’s non-employee directors subject to vesting one year from the date of grant. Share-based compensation, which includes stock option grants and restricted stock grants, is accounted for under SFAS 123(R), has been recorded in the Consolidated Statements of Income in operating costs and selling and administrative expenses.

For the thirteen weeks ended November 29, 2008 and November 24, 2007, there were 2,950 and 500 shares of Common Stock issued upon the exercise of Common Stock options, respectively.

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

The Company reported in other expense (income), net, foreign currency transaction (losses) gains totaling $(0.9) million and $0.5 million for the thirteen weeks ended November 29, 2008 and November 24, 2007, respectively.

Reclassifications

Certain prior year amounts have been reclassified to conform with current year presentation. These reclassifications did not impact current or historical net income or shareholders’ equity.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under US GAAP and expands disclosure requirements about fair value measurements.  In February 2008, the FASB issued Staff Position 157-2 which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  The Company adopted SFAS No. 157 on August 31, 2008, as required.  The adoption of SFAS No. 157 for the Company’s financial assets and liabilities did not have a material impact on its results of operations or financial condition.  See Note 3, “Fair Value Measurements”, for further discussion on the Company’s adoption of SFAS No. 157.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 amends SFAS No. 133 requiring enhanced disclosures about an entity’s derivative and hedging activities thereby improving the transparency of financial reporting. SFAS No. 161’s disclosures provide additional information on how and why derivative instruments are being used. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company does not anticipate that the adoption of this pronouncement will have a material effect on its Consolidated Financial Statements. Adoption of SFAS No. 161 will result in enhanced disclosure regarding the Company’s derivatives should it then have any outstanding.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, (“SFAS No. 141R”). SFAS No. 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008. Early adoption is not permitted. The Company is currently evaluating the impact, if any, SFAS No. 141R will have on its Consolidated Financial Statements.

In June 2008, the FASB issued a Staff Position on Emerging Issues Task Force (EITF) Issue No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities. EITF Issue No. 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore, need to be included in the earnings allocation in computing earnings per share. This consensus is effective for the Company’s fiscal year beginning August 30, 2009. The Company is currently evaluating the impact, if any, EITF Issue No. 03-6-1 will have on its Consolidated Financial Statements.

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets.” FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141, and other U.S. GAAP. FSP No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and may not be adopted early. The Company is currently evaluating the impact, if any, that FSP No. 142-3 may have on its Consolidated Financial Statements.

2. Acquisitions

During the thirteen weeks ended November 29, 2008, the Company completed three acquisitions with an aggregate purchase price of approximately $1.5 million. The results of operations of these acquisitions have been included in the Company’s consolidated financial results since their respective acquisition dates. None of these acquisitions was significant in relation to the Company’s consolidated financial results and, therefore, pro forma financial information has not been presented.

3. Fair Value Measurements

The Company adopted SFAS No. 157, Fair Value Measurements, on August 31, 2008. SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date.  SFAS No. 157 establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

Level 1 –	Quoted prices in active markets for identical assets or liabilities.

Level 2 –

Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3 –

Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

All financial assets or liabilities that are measured at fair value on a recurring basis (at least annually) have been segregated into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date.  These assets or liabilities measured at fair value on a recurring basis are summarized in the table below (in thousands):

	As of November 29, 2008
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash Equivalents	$3,237	—	—	$3,237
Total	$3,237	—	—	$3,237

Liabilities:
Derivative Instruments	$—	3,246	—	$3,246
Total	$—	3,246	—	$3,246

4. Derivative Instruments and Hedging Activities

The Company accounts for its derivative instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. In January 2008, the Company entered into an interest rate swap agreement to manage its exposure to interest rate movements and the related effect on its variable rate debt. The Company concluded that the interest rate swap met the criteria to qualify as a cash flow hedge under SFAS No. 133. Accordingly, the Company has reflected all changes in the fair value of the swap agreement in accumulated other comprehensive income, a component of shareholders’ equity. The swap agreement, with a notional amount of $100.0 million, matures on March 14, 2011. The Company pays a fixed rate of 3.51% and receives a variable rate tied to the three month LIBOR rate. As of November 29, 2008 and August 30, 2008, the Company had recorded in accumulated other comprehensive income a loss of $3.2 million and $0.3 million, respectively, related to the fair value of the interest rate swap, net of the recorded income tax benefit.

5. Employee Benefit Plans

Defined Contribution Retirement Savings Plan

The Company has a defined contribution retirement savings plan with a 401(k) feature for all eligible employees not under collective bargaining agreements. The Company matches a portion of the employee’s contribution and can make an additional contribution at its discretion. Contributions charged to expense under the plan for the thirteen weeks ended November 29, 2008 and November 24, 2007 were $2.8 and $2.6 million, respectively.

Pension Plans and Supplemental Executive Retirement Plans

The Company maintains an unfunded Supplemental Executive Retirement Plan for certain eligible employees of the Company, a non-contributory defined benefit pension plan covering union employees at one of its locations, and a frozen pension plan the Company assumed in connection with its acquisition of Textilease Corporation in fiscal 2004. The amounts charged to expense related to these plans for the thirteen weeks ended November 29, 2008 and November 24, 2007 were $0.4 and $0.3 million, respectively.

6. Asset Retirement Obligations

The Company accounts for its asset retirement obligations under the provisions of SFAS No. 143, which generally applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset. Accordingly, the Company recognizes asset retirement obligations in the period in which they are incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Company continues to depreciate, on a straight-line basis, the amount added to property and equipment and recognizes accretion expense in connection with the discounted liability over the various remaining lives which range from approximately one to twenty-two years.

A reconciliation of the Company’s asset retirement liability is as follows (in thousands):

November 29, 2008
Beginning balance as of August 30, 2008	$7,844
Accretion expense	127
Asset retirement costs incurred	(66)
Ending balance as of November 29, 2008	$7,905

As of November 29, 2008, the $7.9 million asset retirement obligation is included in accrued liabilities in the accompanying Consolidated Balance Sheet.

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

There is usually a range of reasonable estimates of the costs associated with each site. The Company’s accruals reflect the amount within the range that constitutes its best estimate. Where it believes that both the amount of a particular liability and the timing of the payments are reliably determinable, the Company adjusts the cost in current dollars using a rate of 3% for inflation until the time of expected payment and discounts the cost to present value using risk-free rates of interest ranging from 3% to 3.7%.

For environmental liabilities that have been discounted, the Company includes interest accretion, based on the effective interest method, in operating costs on the Consolidated Statements of Income. The changes to the Company’s environmental liabilities for the thirteen weeks ended November 29, 2008 are as follows (in thousands):

November 29, 2008
Beginning balance as of August 30, 2008	$15,097
Costs incurred for which reserves have been provided	(709)
Insurance proceeds received	52
Interest accretion	167
Revisions in cost estimates	1,553
Balance as of November 29, 2008	$16,160

For the thirteen weeks ended November 29, 2008, the Company increased its environmental accrual by $1.6 million due to decreases during the period in risk-free interest rates and the related effect on the Company’s cost estimates. Anticipated payments and insurance proceeds of currently identified environmental remediation liabilities as of November 29, 2008, for the next five fiscal years and thereafter, as measured in current dollars, are reflected below (in thousands).

Fiscal year ended August	2009	2010	2011	2012	2013	Thereafter	Total
Estimated costs – current dollars	$3,657	1,497	1,040	947	799	12,559	20,499

Estimated insurance proceeds	(128)	(180)	(188)	(180)	(180)	(2,434)	(3,290)

Net anticipated costs	$3,529	1,317	852	767	619	10,125	17,209

Effect of Inflation							6,699
Effect of Discounting							(7,748)

Balance as of November 29, 2008							16,160

Estimated insurance proceeds are primarily received from an annuity received as part of a legal settlement with an insurance company. Annual proceeds of approximately $0.3 million are deposited into an escrow account which funds remediation and monitoring costs for three sites related to former operations in Williamstown, Vermont. Annual proceeds received but not expended in the current year accumulate in this account and may be used in future years for costs related to this site through the year 2027. As of November 29, 2008, the balance in this escrow account, which is held in a trust and is not recorded on the Company’s Consolidated Balance Sheet, was approximately $2.5 million. Also included in estimated insurance proceeds are amounts the Company is entitled to receive pursuant to legal settlements as reimbursements from three insurance companies for estimated costs at the site in Uvalde, Texas.

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

While it is impossible to ascertain the ultimate legal and financial liability with respect to contingent liabilities, including lawsuits and environmental contingencies, the Company believes that the aggregate amount of such liabilities, if any, in excess of amounts accrued or covered by insurance, will not have a material adverse effect on the consolidated financial position and/or results of operations of the Company. It is possible, however, that future financial position or results of operations for any particular period could be materially affected by changes in the Company’s assumptions or strategies related to these contingencies or changes out of the Company’s control.

8. Income Taxes

The Company’s effective income tax rate was 39.7% for the thirteen weeks ended November 29, 2008 as compared to 38.5% for the thirteen weeks ended November 24, 2007. The increase was primarily due to an increase in U.S. state income taxes.

The Company has a significant portion of its operations in the United States and Canada.  It is required to file federal income tax returns as well as state income tax returns in a majority of the U.S. states and also in the Canadian provinces of Alberta, British Columbia, Ontario, Saskatchewan and Quebec.  At times, the Company is subject to audits in these jurisdictions, which typically are inherently complex and can require several years to resolve. The final resolution of any such tax audit could result in either a reduction in the Company’s accruals or an increase in its income tax provision, both of which could have a material impact on the consolidated results of operations in any given period.

All U.S. and Canadian federal income tax examinations have substantially concluded through fiscal years 2004 and 2001, respectively. With a few exceptions, the Company is no longer subject to state and local income tax examinations for periods prior to fiscal 2003. The Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change significantly in the next 12 months.

9. Long-Term Obligations

The Company has a $225.0 million unsecured revolving credit agreement (“Credit Agreement”) with a syndicate of banks, which matures on September 13, 2011. Under the Credit Agreement, the Company is able to borrow funds at variable interest rates based on the Eurodollar rate or the bank’s prime rate, as selected by the Company. Availability of credit requires compliance with certain financial and other covenants, including a maximum funded debt ratio and minimum interest coverage as defined in the Credit Agreement. The Company generally tests its compliance with these financial covenants on a fiscal quarterly basis. At November 29, 2008, the interest rates applicable to the Company’s borrowings under the Credit Agreement were calculated as LIBOR plus 50 basis points at the time of the respective borrowing and ranged from 1.91% to 4.00%. As of November 29, 2008 the Company had outstanding borrowings of approximately $52.2 million, outstanding letters of credit amounting to $36.0 million and $136.8 million available for borrowing.

On June 14, 2004, the Company issued $75.0 million of fixed rate notes pursuant to a Note Purchase Agreement (“2004 Note Agreement”) with a seven year term (June 2011) and bearing interest at 5.27%. The Company also issued $90.0 million of floating rate notes which were repaid in September 2005 and September 2006.

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

As of November 29, 2008, the Company was in compliance with all covenants under the 2004 Note Agreement, 2006 Note Agreement and the Credit Agreement.

10. Shareholders’ Equity

The Company has two classes of common stock: Common Stock and Class B Common Stock. Each share of Common Stock is entitled to one vote, is freely transferable, and is entitled to a cash dividend equal to 125% of any cash dividend paid on each share of Class B Common Stock. Each share of Class B Common Stock is entitled to ten votes and can be converted to Common Stock on a share-for-share basis. However, until converted to Common Stock shares of Class B Common Stock are not freely transferable.

For the thirteen weeks ended November 29, 2008 and November 24, 2007, there were no shares of Class B Common Stock converted to Common Stock.

11. Comprehensive Income

The components of comprehensive income are as follows (in thousands):

Thirteen weeks ended	November 29, 2008	November 24, 2007

Net income	$18,862	$16,474
Other comprehensive income:
Foreign currency translation adjustments	(10,675)	3,417
Pension-related	(473)	—
Interest rate swap	(1,792)	—

Comprehensive income	$5,922	$19,891

12. Segment Reporting

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

The Corporate operating segment consists of costs associated with the Company’s distribution center, sales and marketing, information systems, engineering, materials management, manufacturing planning, finance, budgeting, human resources, other general and administrative costs and interest expense. The revenues generated from the Corporate operating segment represent certain direct sales made by the Company directly from its distribution center. The products sold by this operating segment are the same products rented and sold by the US and Canadian Rental and Cleaning reporting segment. In the table below, no assets or capital expenditures are presented for the Corporate operating segment because no assets are allocated to this operating segment in the information reviewed by the chief executive officer. However, depreciation and amortization expense related to certain assets are reflected in income from operations and income before income taxes for the Corporate operating segment. The assets that give rise to this depreciation and amortization are included in the total assets of the US and Canadian Rental and Cleaning reporting segment as this is how they are tracked and reviewed by the Company. The majority of expenses accounted for within the Corporate segment relate to costs of the US and Canadian Rental and Cleaning segment, with the remainder of the costs relating to the Specialty Garment and First Aid segments.

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

The Company refers to the US and Canadian Rental and Cleaning, MFG, and Corporate reporting segments combined as its “core laundry operations,” which is included as a subtotal in the following table (in thousands):

	US and
	Canadian				Subtotal
	Rental and		Net Interco		Core Laundry	Specialty
Thirteen weeks ended	Cleaning	MFG	MFG Elim	Corporate	Operations	Garments	First Aid	Total

November 29, 2008
Revenues	$235,350	$26,460	$(26,460)	$2,154	$237,504	$17,741	$7,309	$262,554

Income (loss) from operations	$41,224	$9,273	$(1,466)	$(16,427)	$32,604	$1,747	$(50)	$34,301

Interest (income) expense, net	$(500)	$—	$—	$2,587	$2,087	$—	$—	$2,087

Income (loss) before taxes	$41,730	$9,603	$(1,466)	$(19,241)	$30,626	$704	$(50)	$31,280

November 24, 2007
Revenues	$219,664	$23,814	$(23,814)	$2,448	$222,112	$17,255	$7,893	$247,260

Income (loss) from operations	$37,105	$8,973	$(2,081)	$(16,348)	$27,649	$1,661	$(3)	$29,307

Interest (income) expense, net	$(510)	$—	$—	$3,501	$2,991	$—	$—	$2,991

Income (loss) before taxes	$37,600	$8,928	$(2,081)	$(19,712)	$24,735	$2,055	$(3)	$26,787

The Company’s long-lived assets as of November 29, 2008 and August 30, 2008, revenues for the periods ended November 29, 2008 and November 24, 2007, and income before income taxes for the periods ended November 29, 2008 and November 24, 2007 were attributed to the following countries (in thousands):

	November 29, 2008	August 30, 2008

Long-lived assets
United States	$661,457	$653,979
Europe, Canada, and Mexico (1)	37,557	43,583
Total	$699,014	$697,562

Thirteen weeks ended	November 29, 2008	November 24, 2007

Revenues
United States	$239,743	$224,450
Europe and Canada (1)	22,811	22,810
Total	$262,554	$247,260

Income before income taxes
United States	$28,156	$23,245
Europe, Canada, and Mexico (1)	3,124	3,542
Total	$31,280	$26,787

(1)	No country accounts for greater than 10% of total long-lived assets or revenues.

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

Business Overview

UniFirst Corporation, together with its subsidiaries, hereunder referred to as “we”, “our”, the “Company”, or “UniFirst”, is one of the largest providers of workplace uniforms and protective clothing in the United States. We design, manufacture, personalize, rent, clean, deliver, and sell a wide range of uniforms and protective clothing, including shirts, pants, jackets, coveralls, lab coats, smocks, aprons and specialized protective wear, such as flame resistant and high visibility garments. We also rent industrial wiping products, floor mats, facility service products and other non-garment items, and provide first aid cabinet services and other safety supplies, to a variety of manufacturers, retailers and service companies.

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

We continue to expand into additional geographic markets through acquisitions and organic growth. We currently service over 200,000 customer locations in the United States, Canada and Europe from approximately 201 customer service, distribution and manufacturing facilities.

As discussed and described in Note 12 to the Consolidated Financial Statements, we have five reporting segments: US and Canadian Rental and Cleaning, Manufacturing (“MFG”), Corporate, Specialty Garments Rental and Cleaning (“Specialty Garments”) and First Aid. We refer to the laundry locations of the US and Canadian Rental and Cleaning reporting segment as “industrial laundries” or “industrial laundry locations”, and to the US and Canadian Rental and Cleaning, MFG, and Corporate reporting segments combined as our “core laundry operations.”

Results of Operations

The amounts of revenues and certain expense items for the thirteen weeks ended November 29, 2008 and November 24, 2007, and the percentage changes in revenues and certain expense items as a percentage of total revenues between these periods are presented in the following table. Operating costs presented in the table below include merchandise costs related to the amortization of rental merchandise in service and direct sales as well as labor and other production, service and delivery costs associated with operating our industrial laundries, Specialty Garments facilities, First Aid locations and our distribution center. Selling and administrative costs include costs related to our sales and marketing functions, as well as general and administrative costs associated with our corporate offices and operating locations including information systems, engineering, materials management, manufacturing planning, finance, budgeting, and human resources.

	Thirteen weeks ended

(in thousands, except percentages)	November 29, 2008	% of Revenues	November 24, 2007	% of Revenues	% Change

Revenues	$262,554	100.0%	$247,260	100.0%	6.2%

Costs and expenses:
Operating costs (1)	157,063	59.8	151,147	61.1	3.9
Selling and administrative expenses (1)	57,487	21.9	54,019	21.9	6.4
Depreciation and amortization	13,703	5.2	12,787	5.2	7.2
	228,253	86.9	217,953	88.2	4.7

Income from operations	34,301	13.1	29,307	11.8	17.0

Other expense (income)	3,021	1.2	2,520	1.0	19.9

Income before income taxes	31,280	11.9	26,787	10.8	16.8
Provision for income taxes	12,418	4.7	10,313	4.2	20.4

Net income	$18,862	7.2%	$16,474	6.7%	14.5%

(1) Exclusive of depreciation on our property and equipment and amortization on our intangible assets.

The current worldwide economic weakness may negatively impact our revenues for the balance of fiscal 2009 due to the impact on spending plans and employment levels of our customers and sales prospects.

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

Thirteen Weeks Ended November 29, 2008 Compared with Thirteen Weeks Ended November 24, 2007

Revenues

	November 29,	November 24,	Dollar	Percent
(In thousands, except percentages)	2008	2007	Change	Change

Core Laundry Operations	$237,504	$222,112	$15,392	6.9%
Specialty Garments	17,741	17,255	486	2.8
First Aid	7,309	7,893	(584)	(7.4)
Consolidated total	$262,554	$247,260	$15,294	6.2%

For the thirteen weeks ended November 29, 2008, our consolidated revenues increased by $15.3 million from the comparable period in fiscal 2007, or 6.2%. This increase was primarily driven by growth in our core laundry operations where revenues increased in the thirteen weeks ended November 29, 2008 by $15.4 million, or 6.9%, compared to the comparable period ended November 24, 2007. Revenues from our core laundry operations increased due to organic growth of 6.6% and acquisition-related growth of 1.5%. This was offset by unfavorable exchange rate fluctuations which accounted for a decrease in revenues of approximately 1.2%. Specialty

Garments revenues increased by 2.8% while First Aid revenues decreased by 7.4%. The decline in First Aid revenues is primarily due to the discontinuance of a product line in January 2008.

Operating Costs

Operating costs decreased as a percentage of revenues from 61.1%, or $151.1 million, for the thirteen weeks ended November 24, 2007, to 59.8%, or $157.1 million, for the thirteen weeks ended November 29, 2008. This decrease was primarily attributable to lower merchandise costs in our core laundry business as a percentage of revenues compared to the first quarter of fiscal 2008. In addition, the strong revenue growth within our core laundry operations resulted in a decrease in certain production payroll costs as well as lower health-care and workers’ compensation costs as a percentage of revenue. These benefits were partially offset by higher energy costs associated with running our laundries and operating our fleet of delivery trucks.

Selling and Administrative Expense

Our selling and administrative expenses increased from $54.0 million for the thirteen weeks ended November 24, 2007 to $57.5 million for the thirteen weeks ended November 29, 2008, but remained a consistent 21.9% as a percentage of revenues for both periods. Selling and administrative expenses benefitted from lower payroll-related and other administrative costs as a percentage of revenues. These benefits were offset by increases to our accounts receivable reserves as well as a $1.6 million accounting charge we took in the thirteen weeks ended November 29, 2008 related to decreases in the discount rates affecting our environmental accruals.

Depreciation and Amortization

Our depreciation and amortization expense increased to $13.7 million for the thirteen weeks ended November 29, 2008 from $12.8 million for the thirteen weeks ended November 24, 2007. The increase in depreciation and amortization expense was due to capital expenditures and acquisitions activity. As a percentage of revenues, however, depreciation and amortization was 5.2% for both quarterly periods.

Income from Operations

For the thirteen weeks ended November 29, 2008 and November 24, 2007, the revenue growth in our core laundry operations, as well as the change in our operating costs, discussed above, resulted in the following changes in our income from operations:

	November 29,	November 24,	Dollar	Percent
(In thousands, except percentages)	2008	2007	Change	Change

Core Laundry Operations	$32,604	$27,649	$4,955	17.9%
Specialty Garments	1,747	1,661	86	5.2
First Aid	(50)	(3)	(47)	1529.7
Consolidated total	$34,301	$29,307	$4,994	17.0%

Other Expense (income)

Other expense (income), which includes interest expense, interest income and foreign currency exchange (gain) loss, was $3.0 million for the thirteen weeks ended November 29, 2008 as compared with $2.5 million for the thirteen weeks ended November 24, 2007. This increase was due to an increase in foreign currency exchange loss of $1.4 million which was partially offset by a $0.9 million decrease in interest expense. The increase in foreign currency loss is due to large fluctuations in the currency exchange rate during the period. The decrease in interest expense was attributable to lower interest rates affecting our variable rate debt. The average debt outstanding in the thirteen weeks ended November 29, 2008 was $232.1 million as compared to $234.3 million during the thirteen weeks ended November 24, 2007.

Provision for Income Taxes

Our effective income tax rate was 39.7% for the thirteen weeks ended November 29, 2008, as compared to 38.5% for the thirteen weeks ended November 24, 2007. The increase was primarily due to an increase in U.S. state income taxes compared to prior year.

Liquidity and Capital Resources

General

As of November 29, 2008, we had cash and cash equivalents of $24.1 million and working capital of $133.2 million. We believe that current cash and cash equivalent balances, cash generated from operations and amounts available under our Credit Agreement (defined below) will be sufficient to meet our currently anticipated working capital and capital expenditure requirements for at least the next 12 months.

Sources and Uses of Cash

During the thirteen weeks ended November 29, 2008, we generated cash from operating activities of $26.0 million, resulting primarily from net income of $18.9 million, amounts charged for depreciation and amortization of $13.7 million, decreases in rental merchandise in service of $2.5 million and increases in accrued income taxes of $9.3 million, partially offset by increases in accounts receivable of $10.8 million, inventories of $2.9 million, prepaid expenses of $3.6 million, as well as decreases in accounts payable and accruals of $1.4 million. We used our cash to, among other things, fund $20.5 million in capital expenditures and fund the acquisitions of businesses in the amount of approximately $1.5 million. Our long-term debt decreased by approximately $2.7 million as a result of $29.9 million of borrowings offset by $32.6 million of repayments during the thirteen weeks ended November 29, 2008.

Long-Term Debt and Borrowing Capacity

The Company has a $225.0 million unsecured revolving credit agreement (“Credit Agreement”) with a syndicate of banks, which matures on September 13, 2011. Under the Credit Agreement, we can borrow funds at variable interest rates based on the Eurodollar rate or the bank’s prime rate, as selected by us. Availability of credit requires our compliance with certain financial and other covenants, including a maximum funded debt ratio and minimum interest coverage as defined in the Credit Agreement. We generally test our compliance with these financial covenants on a fiscal quarterly basis. At November 29, 2008, the interest rates applicable to our borrowings under the Credit Agreement were calculated as LIBOR plus 50 basis points at the time of the respective borrowing and ranged from 1.91% to 4.00%. As of November 29, 2008, we had outstanding borrowings of approximately $52.2 million, outstanding letters of credit amounting to $36.0 million and $136.8 million available for borrowing.

On June 14, 2004, we issued $75.0 million of fixed rate notes pursuant to a Note Purchase Agreement (“2004 Note Agreement”) with a seven year term (June 2011) and bearing interest at 5.27%. We also issued $90.0 million of floating rate notes which were repaid in September 2005 and September 2006.

On September 14, 2006, we issued $100.0 million of floating rates notes (“Floating Rate Notes”) pursuant to a Note Purchase Agreement (“2006 Note Agreement”). The Floating Rate Notes mature on September 14, 2013, bear interest at LIBOR plus 50 basis points and may be repaid at face value two years from the date of issuance. The proceeds from the issuance of the 2006 Floating Rate Notes were used to first repay the $75.0 million of outstanding Floating Rate Notes and then to pay down outstanding amounts under the Credit Agreement.

As of November 29, 2008, we were in compliance with all covenants under the 2004 Note Agreement, 2006 Note Agreement and the Credit Agreement.

In January 2008, we entered into an interest rate swap agreement to manage our exposure to interest rate movements and the related effect on our variable rate debt. The swap agreement, with a notional amount of $100.0 million, matures on March 14, 2011. We pay a fixed rate of 3.51% and receive a variable rate tied to the three month LIBOR rate. We have accounted for this instrument as a cash flow hedge under SFAS No. 133 and, as a result, have recorded all changes in the fair value of the swap agreement in accumulated other comprehensive income, a component of shareholders’ equity. For additional information regarding the interest rate swap, see Note 4 to the Consolidated Financial Statements.

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

There is usually a range of reasonable estimates of the costs associated with each site. We generally use the amount within the range that constitutes our best estimate. When we believe that both the amount of a particular liability and the timing of the payments are reliably determinable, we adjust the cost in current dollars using a rate of 3% for inflation until the time of expected payment and discount the cost to present value using risk-free interest rates ranging from 3% to 3.7%.

For environmental liabilities that have been discounted, we include interest accretion, based on the effective interest method, in operating costs on the Consolidated Statements of Income. The changes to the amounts of our environmental liabilities for the thirteen weeks ended November 29, 2008 are as follows (in thousands):

November 29, 2008
Beginning balance as of August 30, 2008	$15,097
Costs incurred for which reserves have been provided	(709)
Insurance proceeds received	52
Interest accretion	167
Revisions in estimates	1,553
Balance as of November 29, 2008	$16,160

For the thirteen weeks ended November 29, 2008, we increased our environmental accrual by $1.6 million due to decreases during the period in risk-free interest rates and the related effect on our estimates. Anticipated payments and insurance proceeds relating to currently identified environmental remediation liabilities as of November 29, 2008, for the next five fiscal years and thereafter, as measured in current dollars, are reflected below (in thousands).

Fiscal year ended August	2009	2010	2011	2012	2013	Thereafter	Total
Estimated costs – current dollars	$3,657	1,497	1,040	947	799	12,559	20,499

Estimated insurance proceeds	(128)	(180)	(188)	(180)	(180)	(2,434)	(3,290)

Net anticipated costs	$3,529	1,317	852	767	619	10,125	17,209

Effect of Inflation							6,699
Effect of Discounting							(7,748)

Balance as of November 29, 2008							16,160

Estimated insurance proceeds are primarily received from an annuity received as part of our legal settlement with an insurance company. Annual proceeds of approximately $0.3 million are deposited into an escrow account which funds remediation and monitoring costs for three sites related to our former operations in Williamstown, Vermont. Annual proceeds received but not expended in the current year accumulate in this account and may be used in future years for costs related to this site through the year 2027. As of November 29, 2008, the balance in this escrow account, which is held in a trust and is not recorded on our Consolidated Balance Sheet, was approximately $2.5 million. Also included in estimated insurance proceeds are amounts we are entitled to receive pursuant to legal settlements as reimbursements from three insurance companies for estimated costs at the site in Uvalde, Texas.

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

While it is impossible for us to ascertain the ultimate legal and financial liability with respect to contingent liabilities, including lawsuits and environmental contingencies, we believe that the aggregate amount of such liabilities, if any, in excess of amounts we have accrued or covered by insurance, will not have a material adverse effect on our consolidated financial position or results of operations. It is possible, however, that future financial position and/or results of operations for any particular future period could be materially affected by changes in our assumptions or strategies related to these contingencies or changes out of our control.

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

Energy Costs

Significant increases in energy costs, specifically with respect to natural gas and gasoline, can materially affect our results of operations and financial condition.

Contractual Obligations and Other Commercial Commitments

As of November 29, 2008, there were no material changes in our contractual obligations that were disclosed in our Annual Report on Form 10-K for the year ended August 30, 2008.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosure requirements about fair value measurements.  In February 2008, the FASB issued Staff Position 157-2 which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  We adopted SFAS No. 157 on August 31, 2008, as required.  The adoption of SFAS No. 157 for our financial assets and liabilities did not have a material impact on our results of operations or our financial condition.  See Note 3 to our Consolidated Financial Statements for further discussion on our adoption of SFAS No. 157.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 amends SFAS No. 133 requiring enhanced disclosures about an entity’s derivative and hedging activities thereby improving the transparency of financial reporting. SFAS No. 161’s disclosures provide additional information on how and why derivative instruments are being used. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We do not anticipate that the adoption of this pronouncement will have a material effect on our Consolidated Financial Statements. Adoption of SFAS No. 161 will result in enhanced disclosure regarding our derivatives should we then have any outstanding.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, (“SFAS No. 141R”). SFAS No. 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008. Early adoption is not permitted. We are currently evaluating the impact, if any, SFAS No. 141R will have on our Consolidated Financial Statements.

In June 2008, the FASB issued a Staff Position on Emerging Issues Task Force (EITF) Issue No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities. EITF Issue No. 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore, need to be included in the earnings allocation in computing earnings per share (EPS). This consensus is effective for our fiscal year beginning August 30, 2009. We are currently evaluating the impact, if any, EITF Issue No. 03-6-1 will have on our Consolidated Financial Statements.

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets.” FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141, and other U.S. GAAP. FSP No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and may not be adopted early. We are currently evaluating the impact, if any, that FSP No. 142-3 will have on our Consolidated Financial Statements.

Critical Accounting Policies and Estimates

We believe the following critical accounting policies reflect our more significant judgments and estimates used in the preparation of our Consolidated Financial Statements.

Use of Estimates

The preparation of our financial statements is in conformity with US GAAP, which requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. These estimates are based on historical information, current trends, and information available from other sources. The actual results could differ from our estimates.

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

Goodwill, Intangibles and Other Long-Lived Assets

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized. SFAS No. 142 requires that companies test goodwill for impairment on an annual basis. In addition, SFAS No. 142 also requires that companies test goodwill if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit to which goodwill is assigned below its carrying amount. Our evaluation considers changes in the operating environment, competitive information, market trends, operating performance and cash flow modeling. We complete our annual impairment test in the fourth quarter of each fiscal year and there were no impairments of goodwill in the year ended August 30, 2008 and no events or circumstances in the thirteen weeks ended November 29, 2008 that would indicate that there may have been any impairment of goodwill during such period. Future events could cause us to conclude that impairment indicators exist and that goodwill or other intangibles associated with previously acquired businesses are impaired. Any resulting impairment loss could have a material impact on our financial condition and results of operations.

Property and equipment and definite-lived intangible assets are depreciated or amortized over their useful lives. Useful lives are based on our estimates of the period that the assets will generate revenue. Long-lived assets are evaluated for impairment whenever events and circumstances indicate an asset may be impaired. There were no material impairments of property and equipment or definite-lived intangible assets in the thirteen weeks ended November 29, 2008 or the year ended August 30, 2008.

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

The estimated liability for environmental contingencies has been discounted using risk-free interest rates ranging from 3% to 3.7% over periods ranging from ten to thirty years. The estimated current costs, net of legal settlements with insurance carriers, have been adjusted for the estimated impact of inflation at 3% per year. Changes in enacted laws, regulatory orders or decrees, our estimates of costs, risk-free interest rates, insurance proceeds, participation by other parties, the timing of payments and the input of our attorneys and outside consultants based on changing legal or factual circumstances could have a material impact on the amounts recorded for our environmental and other contingent liabilities. Refer to Note 7 of the Consolidated Financial Statements for additional discussion and analysis.

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

We have recognized as a liability the present value of the estimated future costs to decommission our nuclear laundry facilities in accordance with the provisions of SFAS No. 143. We depreciate, on a straight-line basis, the amount added to property and equipment and recognize accretion expense in connection with the discounted liability over the various remaining lives which range from approximately one to twenty-two years.

Our estimated liability has been based on historical experience in decommissioning nuclear laundry facilities, estimated useful lives of the underlying assets, external vendor estimates as to the cost to decommission these assets in the future, and federal and state regulatory requirements. The estimated current costs have been adjusted for the estimated impact of inflation at 3% per year. The liability has been discounted using credit-adjusted risk-free rates that range from approximately 5.7% to 7.0%. Revisions to the liability could occur due to changes in the estimated useful lives of the underlying assets, estimated dates of decommissioning, changes in decommissioning costs, changes in federal or state regulatory guidance on the decommissioning of such facilities, or other changes in estimates. Changes due to revisions in our estimates will be recognized by adjusting the carrying amount of the liability and the related long-lived asset if the assets are still in service, or charged to expense in the period if the assets are no longer in service.

Derivative Financial Instruments

We account for our derivative instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and related authoritative guidance. All derivative instruments are recorded as other assets or other liabilities at fair value, in accordance with SFAS No. 157, Fair Value Measurements. All subsequent changes in a derivative’s fair value are recognized in income, unless specific hedge accounting criteria are met. Cash flows associated with derivatives are classified in the same category as the cash flows hedged in our Consolidated Statements of Cash Flows.

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

Our hedging activities are transacted only with highly rated institutions, which reduces our exposure to credit risk in the event of nonperformance. Refer to the discussion of our interest rate swap under “Long-Term Debt and Borrowing Capacity” above and in Note 4, “Derivative Instruments and Hedging Activities” to our Consolidated Financial Statements for additional information.

Pension Plans and Supplemental Executive Retirement Plans

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

We are periodically reviewed by U.S. domestic and foreign tax authorities regarding the amount of taxes due. These reviews typically include inquiries regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. In evaluating our exposure associated with various filing positions, we record estimated reserves for probable exposures, in accordance with FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

We have determined that all of our foreign subsidiaries operate primarily in local currencies that represent the functional currencies of such subsidiaries. All assets and liabilities of our foreign subsidiaries are translated into U.S. dollars using the exchange rate prevailing at the balance sheet date. The effect of exchange rate fluctuations on the translation of assets and liabilities are recorded as a component of shareholders’ equity. Income and expense accounts are translated at average exchange rates during the year. As such, our financial condition and operating results are affected by fluctuations in the value of the U.S. dollar as compared to currencies in foreign countries. Revenue denominated in currencies other than the U.S. dollar represented approximately 9% of total consolidated revenues for the thirteen weeks ended November 29, 2008, and total assets denominated in currencies other than the U.S. dollar represented approximately 8% of total consolidated assets at November 29, 2008. If exchange rates had increased or decreased by 10% from the actual rates in effect during the thirteen weeks ended and as of November 29, 2008, our revenues and assets for the thirteen weeks ended and as of November 29, 2008 would have increased or decreased by approximately $2.3 million and $8.2 million, respectively.

We do not operate a hedging program to mitigate the effect of a significant change in the value of our foreign subsidiaries functional currencies, which include the Canadian Dollar, Euro, British Pound, and Mexican Peso, as compared to the U.S. dollar. Any gains or losses resulting from foreign currency transactions, including exchange rate fluctuations on intercompany accounts, are reported as transaction (gains) losses in our other expense (income). The intercompany payables and receivables are denominated in Canadian Dollars, Euros, British Pounds and Mexican Pesos. During the thirteen weeks ended November 29, 2008, transaction losses included in other expense (income) were approximately $0.9 million. If the exchange rates had increased or decreased by 10% during the thirteen weeks ended November 29, 2008, we would have recognized an exchange gain or loss in other expense (income) of approximately $0.4 million.

Interest Rate Sensitivity

We are exposed to market risk from changes in interest rates which may adversely affect our financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, we manage these exposures through our regular operating and financing activities. We are exposed to interest rate risk primarily through our borrowings under our $225.0 million Credit Agreement with a syndicate of banks and our 2006 Floating Rate Notes which were purchased by a group of insurance companies pursuant to our 2006 Note Agreement. Under both agreements, we borrow funds at variable interest rates based on the Eurodollar rate or LIBOR rates. If the LIBOR and Eurodollar rates fluctuated by 10% from the actual rates in effect during the thirteen weeks ended November 29, 2008, our interest expense would have fluctuated by approximately $0.1 million from the interest expense recognized for the thirteen weeks ended November 29, 2008.

In January 2008, we entered into an interest rate swap agreement to manage our exposure to interest rate movements and the related effect on our variable rate debt. The swap agreement, with a notional amount of $100.0 million, matures on March 14, 2011. We pay a fixed rate of 3.51% and receive a variable rate tied to the three month LIBOR rate. We have accounted for this instrument as a cash flow hedge under SFAS No. 133 and, as a result, have recorded all changes in the fair value of the swap agreement in accumulated other comprehensive income, a component of shareholders’ equity. Refer to Note 4, “Derivative Instruments and Hedging Activities” of our Consolidated Financial Statements for additional information regarding our interest rate swap.

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

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the first quarter of fiscal year 2009 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are subject to legal proceedings and claims arising from the current conduct of our business operations, including personal injury, customer contract, employment claims and environmental matters as described in the Consolidated Financial Statements above. We maintain insurance coverage providing indemnification against the majority of such claims, and we do not expect that we will sustain any material loss as a result thereof. Refer to Note 7, “Commitments and Contingencies,” to the Consolidated Financial Statements for further discussion.

ITEM 1A. RISK FACTORS

To our knowledge, there have been no material changes in the risk factors described in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended August 30, 2008 other than the addition of the risk factor set forth below. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended August 30, 2008, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Continuation of current adverse global financial and economic conditions may result in impairment of our goodwill and intangibles.

Our market capitalization has been significantly impacted by extreme volatility in the U.S. equity and credit markets and has recently been below our net book value. These conditions have not been sustained for an extended period of time. Under US GAAP, we may be required to record an impairment charge if changes in circumstances or events indicate that the carrying values of our goodwill and intangible assets exceed their fair value and are not recoverable. Any significant and other than temporary decrease in our market capitalization could be an indicator, when considered together with other factors, that the carrying values of our goodwill and intangible assets exceed their fair value, which may result in our recording an impairment charge. In this time of economic uncertainty, we are unable to predict economic trends, but we continue to monitor the impact of changes in economic and financial conditions on our operations and on the carrying value of our goodwill and intangible assets. Should the value of one or more of our acquired intangibles become impaired, our consolidated earnings and net worth may be materially adversely affected.

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

January 8, 2009		UniFirst Corporation

	By:	/s/ Ronald D. Croatti
Ronald D. Croatti
President and Chief Executive Officer

January 8, 2009		UniFirst Corporation

	By:	/s/ John B. Bartlett
John B. Bartlett
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

*	31.1 Rule 13a-14(a)/15d-14(a) certification of Ronald D. Croatti

*	31.2 Rule 13a-14(a)/15d-14(a) certification of John B. Bartlett

**	32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**	32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

**	Furnished herewith