Form 10-Q
period 2009-02-28
UNIFIRST CORP
filed 2009-04-09
CIK 717954

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2009

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

The number of outstanding shares of UniFirst Corporation Common Stock and Class B Common Stock at April 3, 2009 were 14,404,129 and 4,935,369, respectively.

UniFirst Corporation

Quarterly Report on Form 10-Q

For the Quarter ended February 28, 2009

Table of Contents

Part I – FINANCIAL INFORMATION

Item 1 - Financial Statements

Consolidated Statements of Income for the thirteen and twenty-six weeks ended February 28, 2009 and the fourteen and twenty-seven weeks ended March 1, 2008

Consolidated Balance Sheets as of February 28, 2009 and August 30, 2008

Consolidated Statements of Cash Flows for the twenty-six weeks ended February 28, 2009 and the twenty-seven weeks ended March 1, 2008

Notes to Consolidated Financial Statements

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

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
Ex-31.1 Section 302 Certification of CEO
Ex-31.2 Section 302 Certification of CFO
Ex-32.1 Section 906 Certification of CEO
Ex-32.2 Section 906 Certification of CFO

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UniFirst Corporation and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Thirteen	Fourteen	Twenty-six	Twenty-seven
	weeks ended	weeks ended	weeks ended	weeks ended
	February 28,	March 1,	February 28,	March 1,
(In thousands, except per share data)	2009	2008	2009	2008

Revenues	$257,285	$270,288	$519,839	$517,548

Costs and expenses:
Operating costs (1)	158,972	172,481	316,035	323,628
Selling and administrative expenses (1)	50,113	56,024	107,600	110,043
Depreciation and amortization	14,339	14,115	28,042	26,902
	223,424	242,620	451,677	460,573

Income from operations	33,861	27,668	68,162	56,975

Other expense (income):
Interest expense	2,324	3,359	4,915	6,863
Interest income	(547)	(580)	(1,051)	(1,093)
Exchange rate loss (gain)	195	42	1,129	(429)
	1,972	2,821	4,993	5,341

Income before income taxes	31,889	24,847	63,169	51,634
Provision for income taxes	13,609	9,566	26,027	19,879

Net income	$18,280	$15,281	$37,142	$31,755

Income per share – Basic:
Common Stock	$1.00	$0.83	$2.03	$1.73
Class B Common Stock	$0.80	$0.67	$1.62	$1.39

Income per share – Diluted:
Common Stock	$0.94	$0.79	$1.92	$1.64

Weighted average number of shares outstanding – Basic:
Common Stock	14,389	14,359	14,387	14,356
Class B Common Stock	4,935	4,937	4,935	4,937
	19,324	19,296	19,322	19,293

Weighted average number of shares outstanding – Diluted:
Common Stock	19,354	19,366	19,368	19,365

Dividends per share:
Common Stock	$0.0375	$0.0375	$0.0750	$0.0750
Class B Common Stock	$0.0300	$0.0300	$0.0600	$0.0600

(1) Exclusive of depreciation on the Company’s property and equipment and amortization of its intangible assets.

The accompanying notes are an integral part of these

Consolidated Financial Statements.

UniFirst Corporation and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

(In thousands, except share data)	February 28, 2009	August 30, 2008 (a)
Assets
Cash and cash equivalents	$24,065	$25,655
Receivables, less reserves of $7,216 and $4,164, respectively	103,063	102,830
Inventories	51,454	46,154
Rental merchandise in service	80,437	92,315
Prepaid and deferred income taxes	16,349	15,431
Prepaid expenses	3,907	1,720

Total current assets	279,275	284,105

Property and equipment:
Land, buildings and leasehold improvements	314,784	314,370
Machinery and equipment	338,225	327,705
Motor vehicles	111,158	102,805

	764,167	744,880
Less -- accumulated depreciation	387,103	376,319

	377,064	368,561

Goodwill	259,880	258,836
Customer contracts, net	59,558	62,573
Other intangible assets, net	4,121	4,877
Other assets	2,340	2,715
	$982,238	$981,667

Liabilities and shareholders' equity
Current liabilities:
Current maturities of long-term obligations	$5,059	$4,222
Accounts payable	40,955	54,822
Accrued liabilities	97,455	91,837
Accrued income taxes	5,375	—

Total current liabilities	148,844	150,881

Long-term obligations, net of current maturities	213,675	231,317
Deferred income taxes	41,954	42,699

Commitments and contingencies (Note 7)
Shareholders' equity:
Preferred stock, $1.00 par value; 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $0.10 par value; 30,000,000 shares authorized; 14,403,629 and 14,388,679 issued and outstanding, respectively	1,440	1,438
Class B Common Stock, $0.10 par value; 20,000,000 shares authorized; 4,935,369 issued and outstanding	494	494
Capital surplus	18,772	18,240
Retained earnings	567,930	532,164
Accumulated other comprehensive (loss) income	(10,871)	4,434

Total shareholders' equity	577,765	556,770

	$982,238	$981,667

(a) Balances as of fiscal 2008 year-end, derived from fiscal 2008 audited financial statements

The accompanying notes are an integral part of these

Consolidated Financial Statements.

UniFirst Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Twenty-six weeks ended	Twenty-seven weeks ended
(In thousands)	February 28, 2009	March 1, 2008
Cash flows from operating activities:
Net income	$37,142	$31,755
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	23,546	23,062
Amortization of intangible assets	4,496	3,840
Amortization of deferred financing costs	133	133
Deferred income taxes	(163)	(154)
Stock-based compensation	496	756
Accretion on asset retirement obligations	253	247
Changes in assets and liabilities, net of acquisitions:
Receivables	(2,882)	(10,540)
Inventories	(5,923)	(1,909)
Rental merchandise in service	10,843	(1,505)
Prepaid expenses	(2,231)	(2,110)
Accounts payable	(13,000)	5,655
Accrued liabilities	1,876	3,274
Accrued income taxes	5,746	7,218
Net cash provided by operating activities	60,332	59,722

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(3,248)	(37,019)
Capital expenditures	(39,235)	(35,307)
Other	318	78
Net cash used in investing activities	(42,165)	(72,248)

Cash flows from financing activities:
Proceeds from long-term obligations	102,659	80,493
Payments on long-term obligations	(118,374)	(56,656)
Proceeds from exercise of Common Stock options	31	118
Payment of cash dividends	(1,376)	(1,373)
Net cash (used in) provided by financing activities	(17,060)	22,582

Effect of exchange rate changes	(2,697)	355

Net (decrease) increase in cash and cash equivalents	(1,590)	10,411
Cash and cash equivalents at beginning of period	25,655	12,698

Cash and cash equivalents at end of period	$24,065	$23,109

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

Interim Financial Information

These Consolidated Financial Statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the information furnished reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period. It is suggested that these Consolidated Financial Statements be read in conjunction with the financial statements and the notes, thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 30, 2008. Results for an interim period are not indicative of any future interim periods or for an entire fiscal year.

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

Fiscal Year

The Company’s fiscal year ends on the last Saturday in August. For financial reporting purposes, fiscal 2009 will consist of 52 weeks, whereas fiscal 2008 consisted of 53 weeks. The additional week was included in the second quarter of fiscal 2008. As a result, the quarterly and six-month periods ended February 28, 2009 consisted of 13 weeks and 26 weeks, respectively, as compared to the quarterly and six-month periods ended March 1, 2008 which consisted of 14 weeks and 27 weeks, respectively.

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

In accordance with Statements of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets, including property and equipment, are evaluated for impairment whenever events or circumstances indicate an asset may be impaired. There were no material impairments of long-lived assets in the twenty-six weeks ended February 28, 2009 or the year ended August 30, 2008.

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

During the thirteen weeks ended February 28, 2009, there was a decline in the market value of the Company’s stock as well as significant deterioration in general economic conditions. The decline in the Company’s market capitalization prompted the Company's management to conduct a goodwill analysis, in accordance with the provisions of SFAS No. 142, to determine if an impairment of goodwill existed. Based on the outcome of the Company’s analysis, it concluded that no impairment existed as of February 28, 2009.

The Company cannot predict future economic conditions or the future market value of the Company's stock or their impact on the Company. A continued decline in the Company’s market capitalization and/or deterioration in general economic conditions could negatively and materially impact the Company's assumptions and assessment of the fair value of the Company's business. If general economic conditions or the Company's financial performance deteriorate, the Company may be required to record a goodwill impairment charge in the future which could have a material impact on the Company’s financial condition and results of operations.

Definite-lived intangible assets are amortized over their useful lives, which are based on management’s estimates of the period that the assets will generate revenue. Definite-lived intangible assets are evaluated for impairment in accordance with SFAS No. 144. There were no material impairments of definite-lived intangible assets in the twenty-six weeks ended February 28, 2009 or the year ended August 30, 2008.

Definite-lived intangible assets have a weighted average useful life of approximately 14.3 years. Customer contracts are amortized over their estimated useful lives and have a weighted average useful life of approximately 14.7 years. Other intangible assets, net, primarily include restrictive covenants, deferred financing costs and trademarks have weighted average useful lives of approximately 6.4 years.

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

The estimated liability for environmental contingencies has been discounted using risk-free interest rates ranging from 3% to 4% over periods ranging from ten to thirty years. The estimated current costs, net of legal settlements with insurance carriers, have been adjusted for the estimated impact of inflation at 3% per year. Changes in enacted laws, regulatory orders or decrees, management’s estimates of costs, risk-free interest rates, insurance proceeds, participation by other parties, the timing of payments and the input of outside consultants and attorneys based on changing legal or factual circumstances could have a material impact on the amounts recorded for environmental and other contingent liabilities. Refer to Note 7 of the Consolidated Financial Statements for additional discussion and analysis.

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

Derivative instruments that qualify for hedge accounting are classified as a hedge of the variability of cash flows to be paid related to a recognized liability or a forecasted transaction. Changes in the fair value of a derivative that is highly effective and designated as a cash flow hedge are recognized in accumulated other comprehensive (loss) income until expense from the cash flows of the hedged items are recognized. The Company performs an assessment at the inception of the hedge and on a quarterly basis thereafter, to determine whether its derivatives are highly effective in offsetting changes in the value of the hedged items. Any change in the fair value resulting from hedge ineffectiveness is immediately recognized as income or expense.

The Company’s hedging activities are transacted only with highly rated institutions, which reduces the exposure to credit risk in the event of nonperformance. Refer to Note 4 of the Consolidated Financial Statements for additional discussion and analysis.

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

The following table shows how net income is allocated using this method (in thousands):

	Thirteen weeks ended	Fourteen weeks ended	Twenty-six weeks ended	Twenty-seven weeks ended
	February 28,	March 1,	February 28,	March 1,
	2009	2008	2009	2008

Net income available to shareholders	$18,280	$15,281	$37,142	$31,755

Allocation of net income for Basic:
Common Stock	$14,344	$11,984	$29,144	$24,903
Class B Common Stock	3,936	3,297	7,998	6,852
	$18,280	$15,281	$37,142	$31,755

The diluted earnings per share calculation assumes the conversion of all the Company’s Class B Common Stock into Common Stock, so no allocation of earnings to Class B Common Stock is required.

The following table illustrates the weighted average number of shares of Common Stock and Class B Common Stock shares outstanding during the thirteen and twenty-six weeks ended February 28, 2009 and the fourteen and twenty-seven weeks ended March 1, 2008 and is utilized in the calculation of earnings per share (in thousands):

	Thirteen weeks ended	Fourteen weeks ended	Twenty-six weeks ended	Twenty-seven weeks ended
	February 28,	March 1,	February 28,	March 1,
	2009	2008	2009	2008

Weighted average number of Common shares — Basic	14,389	14,359	14,387	14,356
Add: effect of dilutive potential common shares — Common Stock options and restricted stock	30	70	46	72
Add: assumed conversion of Class B Common shares into Common Stock	4,935	4,937	4,935	4,937

Weighted average number of Common shares — Diluted	19,354	19,366	19,368	19,365

Weighted average number of Class B Common shares — Basic	4,935	4,937	4,935	4,937

Stock options to purchase 278,100 shares of Common Stock were excluded from the calculation of diluted earnings per share for both the thirteen and twenty-six weeks ended February 28, 2009, respectively, because they were anti-dilutive. Stock options to purchase 16,500 shares of Common Stock were excluded from the calculation of diluted earnings per share for both the fourteen and twenty-seven weeks ended March 1, 2008 because they were anti-dilutive.

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

Options granted prior to fiscal 2003 were subject to a proportional four-year vesting schedule and expire eight years from the grant date. Beginning in fiscal 2003, option grants are subject to a five-year cliff-vesting schedule under which options become vested or exercisable after five years from the date of grant and expire ten years after the grant date. Options granted to the Company’s non-employee directors are fully vested as of the date of grant. Prior to fiscal 2008, non-employee director grants expired ten years from the grant date. Beginning in fiscal 2008, non-employee director grants expire eight years after the grant date.

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

Compensation expense for all option grants is recognized ratably over the related vesting period. Certain options were granted during the thirteen weeks ended February 28, 2009 and the fourteen weeks ended March 1, 2008, respectively, to non-employee members of the Board of Directors of the Company, which were fully vested upon grant and expire eight years after the grant date. Accordingly, compensation expense related to these option grants in fiscal 2009 and 2008 were recognized on the date of grant. In January 2009, 12,000 shares of restricted stock were granted to the Company’s non-employee directors subject to vesting in full one year from the date of grant. In January 2008, 6,000 shares of restricted stock were granted to the Company's non-employee directors which became fully vested in January 2009. Share-based compensation, which includes stock option grants and restricted stock grants, has been recorded in the Consolidated Statements of Income in selling and administrative expenses.

For the twenty-six weeks ended February 28, 2009, there were 2,950 shares of Common Stock issued as a result of the exercise of Common Stock options. For the thirteen weeks ended February 28, 2009, there were no shares of Common Stock issued as a result of the exercise of Common Stock options. For the fourteen and twenty-seven weeks ended March 1, 2008, there were 6,000 and 6,500 shares of Common Stock issued as a result of the exercise of Common Stock options, respectively.

Foreign Currency Translation

The functional currency of our foreign operations is the local country’s currency. Transaction gains and losses, including gains and losses on our intercompany transactions, are included in other expense (income), in the accompanying Consolidated Statements of Income. Assets and liabilities of operations outside the United States are translated into U.S. dollars using period-end exchange rates. Revenues and expenses are translated at the average exchange rates in effect during each month of the fiscal year. The effects of foreign currency translation adjustments are included in shareholders’ equity as a component of accumulated other comprehensive (loss) income in the accompanying Consolidated Balance Sheets.

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation. These reclassifications did not impact current or historical net income or shareholders’ equity.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under US GAAP and expands disclosure requirements about fair value measurements.  In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2 which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company partially adopted SFAS No. 157 on August 31, 2008, as required.  The adoption of SFAS No. 157 for the Company’s financial assets and liabilities did not have a material impact on its results of operations or financial condition.  See Note 3, “Fair Value Measurements”, for further discussion on the Company’s adoption of SFAS No. 157.

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

2. Acquisitions

During the twenty-six weeks ended February 28, 2009, the Company completed seven acquisitions with an aggregate purchase price of approximately $3.2 million. The results of operations of these acquisitions have been included in the Company’s consolidated financial results since their respective acquisition dates. None of these acquisitions was significant in relation to the Company’s consolidated financial results and, therefore, pro forma financial information has not been presented.

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

All financial assets or liabilities that are measured at fair value on a recurring basis (at least annually) have been segregated into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date.  These assets or liabilities measured at fair value on a recurring basis are summarized in the table below (in thousands):

	As of February 28, 2009
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash Equivalents	$13,395	—	—	$13,395
Total	$13,395	—	—	$13,395

Liabilities:
Derivative Instruments	$—	3,422	—	$3,422
Total	$—	3,422	—	$3,422

4. Derivative Instruments and Hedging Activities

The Company accounts for its derivative instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. In January 2008, the Company entered into an interest rate swap agreement to manage its exposure to interest rate movements and the related effect on its variable rate debt. The Company concluded that the interest rate swap met the criteria to qualify as a cash flow hedge under SFAS No. 133. Accordingly, the Company has reflected all changes in the fair value of the swap agreement in accumulated other comprehensive (loss) income, a component of shareholders’ equity. The swap agreement, with a notional amount of $100.0 million, matures on March 14, 2011. The Company pays a fixed rate of 3.51% and receives a variable rate tied to the three month LIBOR rate. As of February 28, 2009 and August 30, 2008, the Company had recorded in accumulated other comprehensive (loss) income a loss of $2.1 million and $0.2 million, respectively, related to the fair value of the interest rate swap, net of the recorded income tax benefit.

5. Employee Benefit Plans

Defined Contribution Retirement Savings Plan

The Company has a defined contribution retirement savings plan with a 401(k) feature for all eligible employees not under collective bargaining agreements. The Company matches a portion of the employee’s contribution and can make an additional contribution at its discretion. Contributions charged to expense under the plan for the thirteen weeks ended February 28, 2009 and fourteen weeks ended March 1, 2008, were $2.9 million and $2.8 million, respectively. Contributions charged to expense under the plan for the twenty-six weeks ended November 28, 2009 and the twenty-seven weeks ended March 1, 2008 were $5.6 million and $5.4 million, respectively.

Supplemental Executive Retirement Plan and Other Pension Plans

The Company maintains an unfunded Supplemental Executive Retirement Plan for certain eligible employees of the Company, a non-contributory defined benefit pension plan covering union employees at one of its locations, and a frozen pension plan the Company assumed in connection with its acquisition of Textilease Corporation in fiscal 2004. For both the thirteen weeks ended February 28, 2009 and the fourteen weeks ended March 1, 2008, the amounts charged to expense related to these plans was $0.4 million. For the twenty-six weeks ended February 28, 2009 and the twenty-seven weeks ended March 1, 2008, the amounts charged to expense related to these plans was $0.9 million and $0.7 million, respectively.

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

A reconciliation of the Company’s asset retirement liability is as follows (in thousands):

Beginning balance as of August 30, 2008	$7,844
Accretion expense	253
Asset retirement costs incurred	(93)
Ending balance as of February 28, 2009	$8,004

As of February 28, 2009, the $8.0 million asset retirement obligation is included in accrued liabilities in the accompanying Consolidated Balance Sheet.

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

There is usually a range of reasonable estimates of the costs associated with each site. The Company’s accruals reflect the amount within the range that constitutes its best estimate. Where it believes that both the amount of a particular liability and the timing of the payments are reliably determinable, the Company adjusts the cost in current dollars using a rate of 3% for inflation until the time of expected payment and discounts the cost to present value using risk-free rates of interest ranging from 3% to 4%.

For environmental liabilities that have been discounted, the Company includes interest accretion, based on the effective interest method, in selling and administrative expenses on the Consolidated Statements of Income. The changes to the Company’s environmental liabilities for the twenty-six weeks ended February 28, 2009 were as follows (in thousands):

Beginning balance as of August 30, 2008	$15,097
Costs incurred for which reserves have been provided	(1,429)
Insurance proceeds received	74
Interest accretion	334
Revisions in cost estimates	2,041
Balance as of February 28, 2009	$16,117

For the twenty-six weeks ended February 28, 2009 the Company increased its environmental accrual by approximately $2.0 million primarily due to decreases during the period in risk-free interest rates and the related effect on the Company’s estimate of response and remediation expenses as well as other adjustments to increase the Company's environmental reserves related to an ongoing investigation at one of its environmental exposure sites. Anticipated payments and insurance proceeds of currently identified environmental remediation liabilities as of February 28, 2009, for the next five fiscal years and thereafter, as measured in current dollars, are reflected below (in thousands).

Fiscal year ended August	2009	2010	2011	2012	2013	Thereafter	Total
Estimated costs – current dollars	$3,351	1,622	1,144	1,003	829	12,829	20,778

Estimated insurance proceeds	(106)	(180)	(188)	(180)	(180)	(2,433)	(3,267)

Net anticipated costs	$3,245	1,442	956	823	649	10,396	$17,511

Effect of Inflation							7,061
Effect of Discounting							(8,455)

Balance as of February 28, 2009							$16,117

Estimated insurance proceeds are primarily received from an annuity received as part of a legal settlement with an insurance company. Annual proceeds of approximately $0.3 million are deposited into an escrow account which funds remediation and monitoring costs for three sites related to former operations in Williamstown, Vermont. Annual proceeds received but not expended in the current year accumulate in this account and may be used in future years for costs related to this site through the year 2027. As of February 28, 2009, the balance in this escrow account, which is held in a trust and is not recorded on the Company’s consolidated balance sheet, was approximately $2.5 million. Also included in estimated insurance proceeds are amounts the Company is entitled to receive pursuant to legal settlements as reimbursements from three insurance companies for estimated costs at the site in Uvalde, Texas.

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

8. Income Taxes

The Company’s effective income tax rate was 42.7% and 41.2% for the thirteen and twenty-six weeks ended February 28, 2009, respectively, as compared to 38.5% for the fourteen and twenty-seven weeks ended March 1, 2008. The increase was primarily due to changes in the Company’s reserves for income tax exposures.

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

As of February 28, 2009, there was $2.8 million in unrecognized tax benefits, which if recognized, would reduce the Company’s effective tax rate.  The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense which is consistent with the recognition of these items in prior reporting periods. As of February 28, 2009, the Company had accrued a total of $1.4 million in interest and penalties in its current accrued liabilities.

9. Long-Term Obligations

The Company has a $225.0 million unsecured revolving credit agreement (“Credit Agreement”) with a syndicate of banks, which matures on September 13, 2011. Under the Credit Agreement, the Company is able to borrow funds at variable interest rates based on the Eurodollar rate or the bank’s prime rate, as selected by the Company. Availability of credit requires compliance with certain financial and other covenants, including a maximum funded debt ratio and minimum interest coverage as defined in the Credit Agreement. The Company generally tests its compliance with these financial covenants on a fiscal quarterly basis. At February 28, 2009, the interest rates applicable to the Company’s borrowings under the Credit Agreement were calculated as LIBOR plus 50 basis points at the time of the respective borrowings and ranged from 0.94% to 3.25%. As of February 28, 2009 the Company had outstanding borrowings of approximately $38.0 million, outstanding letters of credit amounting to $36.1 million and $150.9 million available for borrowing.

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

As of February 28, 2009, the Company was in compliance with all covenants under the 2004 Note Agreement, 2006 Note Agreement and the Credit Agreement.

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

For both the twenty-six weeks ended February 28, 2009 and the twenty-seven weeks ended March 1, 2008, there were no shares of Class B Common Stock converted to Common Stock.

10. Comprehensive Income

The components of comprehensive income are as follows (in thousands):

	Thirteen weeks ended	Fourteen weeks ended	Twenty-six weeks ended	Twenty-seven weeks ended
	February 28,	March 1,	February 28,	March 1,
	2009	2008	2009	2008

Net income	$18,280	$15,281	$37,142	$31,755
Other comprehensive income (loss):
Foreign currency translation adjustments	(2,257)	737	(12,932)	4,154
Pension-related	—	—	(473)	—
Change in value of interest rate swap, net	(107)	(1,363)	(1,900)	(1,363)

Comprehensive income	$15,916	$14,655	$21,837	$34,546

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

The Company refers to the US and Canadian Rental and Cleaning, MFG, and Corporate reporting segments combined as its “core laundry operations,” which is included as a subtotal in the following table (in thousands):

	US and
	Canadian				Subtotal
	Rental and		Net Interco		Core Laundry	Specialty
	Cleaning	MFG	MFG Elim	Corporate	Operations	Garments	First Aid	Total
Thirteen weeks ended
February 28, 2009
Revenues	$231,934	$23,690	$(23,690)	$1,779	$233,713	$16,939	$6,633	$257,285

Income (loss) from operations	$41,952	$6,427	$255	$(16,567)	$32,067	$1,650	$144	$33,861

Interest (income) expense, net	$(570)	$—	$—	$2,347	$1,777	$—	$—	$1,777

Income (loss) before taxes	$42,528	$6,571	$255	$(18,913)	$30,441	$1,304	$144	$31,889

Fourteen weeks ended
March 1, 2008
Revenues	$242,269	$21,106	$(21,106)	$2,276	$244,545	$17,127	$8,616	$270,288

Income (loss) from operations	$37,086	$6,800	$374	$(17,243)	$27,017	$339	$312	$27,668

Interest (income) expense, net	$(633)	$—	$—	$3,412	$2,779	$—	$—	$2,779

Income (loss) before taxes	$37,710	$6,680	$374	$(20,593)	$24,171	$364	$312	$24,847

	US and
	Canadian				Subtotal
	Rental and		Net Interco		Core Laundry	Specialty
	Cleaning	MFG	MFG Elim	Corporate	Operations	Garments	First Aid	Total
Twenty-six weeks ended
February 28, 2009
Revenues	$467,284	$50,150	(50,150)	$3,933	$471,217	$34,680	$13,942	$519,839

Income (loss) from operations	$83,176	$15,700	(1,211)	$(32,994)	$64,671	$3,398	$93	$68,162

Interest (income) expense, net	$(1,070)	$—	—	$4,934	$3,864	$—	$—	$3,864

Income (loss) before taxes	$84,258	$16,174	(1,211)	$(38,154)	$61,067	$2,008	$94	$63,169

Twenty-seven weeks ended
March 1, 2008
Revenues	$461,933	$44,920	(44,920)	$4,724	$466,657	$34,382	$16,509	$517,548

Income (loss) from operations	$74,191	$15,773	(1,707)	$(33,591)	$54,666	$2,000	$309	$56,975

Interest (income) expense, net	$(1,143)	$—	—	$6,913	$5,770	$—	$—	$5,770

Income (loss) before taxes	$75,310	$15,608	(1,707)	$(40,305)	$48,906	$2,419	$309	$51,634

The Company’s long-lived assets as of February 28, 2009 and August 30, 2008, revenues for the twenty-six and twenty-seven weeks ended February 28, 2009 and March 1, 2008, and income before income taxes for the twenty-six and twenty-seven weeks ended February 28, 2009 and March 1, 2008 were attributed to the following countries (in thousands):

	February 28, 2009	August 30, 2008
Long-lived assets:
United States	$665,002	$653,979
Europe, Canada and Mexico (1)	37,961	43,583
Total	$702,963	$697,562

	Thirteen weeks ended	Fourteen weeks ended	Twenty-six weeks ended	Twenty-seven weeks ended
	February 28,	March 1,	February 28,	March 1,
	2009	2008	2009	2008
Revenues:
United States	$236,507	$244,868	$476,250	$469,318
Europe and Canada (1)	20,778	25,420	43,589	48,230
Total	$257,285	$270,288	$519,839	$517,548

Income before income taxes:
United States	$29,530	$20,791	$57,686	$44,036
Europe, Canada and Mexico (1)	2,359	4,056	5,483	7,598
Total	$31,889	$24,847	$63,169	$51,634

(1)	No foreign country accounts for greater than 10% of total long-lived assets, revenues, or income before income taxes.

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

Results of Operations

The amounts of revenues and certain expense items for the thirteen and twenty-six weeks ended February 28, 2009 and the fourteen and twenty-seven weeks ended March 1, 2008, and the percentage changes in revenues and certain expense items as a percentage of total revenues between these periods, are presented in the following table. Operating costs presented in the table below include merchandise costs related to the amortization of rental merchandise in service and direct sales as well as labor and other production, service and delivery costs associated with operating our industrial laundries, Specialty Garments facilities, First Aid locations and our distribution center. Selling and administrative costs include costs related to our sales and marketing functions, as well as general and administrative costs associated with our corporate offices and operating locations including information systems, engineering, materials management, manufacturing planning, finance, budgeting, and human resources.

	Thirteen weeks ended		Fourteen weeks ended			Twenty-six weeks ended		Twenty-seven weeks ended
(in thousands, except percentages)	February 28, 2009	% of Rev.	March 1, 2008	% of Rev.	% Change	February 28, 2009	% of Rev.	March 1, 2008	% of Rev.	% Change

Revenues	$257,285	100.0%	$270,288	100.0%	-4.8%	$519,839	100.0%	$517,548	100.0%	0.4%

Costs and expenses:
Operating costs (1)	158,972	61.8	172,481	63.8	-7.8	316,035	60.8	323,628	62.5	-2.3
Selling and administrative expenses (1)	50,113	19.5	56,024	20.7	-10.6	107,600	20.7	110,043	21.3	-2.2
Depreciation and amortization	14,339	5.6	14,115	5.2	1.6	28,042	5.4	26,902	5.2	4.2
	223,424	86.8	242,620	89.8	-7.9	451,677	86.9	460,573	89.0	-1.9

Income from operations	33,861	13.2	27,668	10.2	22.4	68,162	13.1	56,975	11.0	19.6

Other expense (income)	1,972	0.8	2,821	1.0	-30.1	4,993	1.0	5,341	1.0	-6.5

Income before income taxes	31,889	12.4	24,847	9.2	28.3	63,169	12.2	51,634	10.0	22.3
Provision for income taxes	13,609	5.3	9,566	3.5	42.3	26,027	5.0	19,879	3.8	30.9

Net income	$18,280	7.1%	$15,281	5.7%	19.6%	$37,142	7.1%	$31,755	6.1%	17.0%

(1) Exclusive of depreciation on our property and equipment and amortization of our intangible assets.

The current worldwide economic weakness may negatively impact our revenues for the balance of fiscal 2009 and perhaps into fiscal 2010 due to the impact on spending plans and employment levels of our customers and sales prospects. Since the beginning of the fiscal 2009 year, U.S. unemployment rates have continued to increase, which is impacting our broad customer base. Lost accounts have increased, and may continue to increase, as we are seeing a larger number of accounts going out of business or in financial distress.

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

Thirteen weeks ended February 28, 2009 compared with fourteen weeks ended March 1, 2008

Revenues

	February 28,	March 1,	Dollar	Percent
(In thousands, except percentages)	2009	2008	Change	Change

Core Laundry Operations	$233,713	$244,545	$(10,832)	-4.4%
Specialty Garments	16,939	17,127	(188)	-1.1
First Aid	6,633	8,616	(1,983)	-23.0
Consolidated total	$257,285	$270,288	$(13,003)	-4.8%

For the thirteen weeks ended February 28, 2009, our consolidated revenues decreased by $13.0 million from the fourteen weeks ended March 1, 2008, or 4.8%. The second quarter of fiscal 2009 had one less work week compared to the second quarter of fiscal 2008 which accounted for a decline in revenues of 7.3%. On a comparable work week basis, consolidated revenues increased 2.5% for the quarter.

Core laundry operations’ revenues decreased from $244.5 million for the fourteen weeks ended March 1, 2008 to $233.7 million for the thirteen weeks ended February 28, 2009, or 4.4%. Excluding the effect of the additional work week in the second quarter of fiscal 2008, revenues increased by 2.9%, which was attributable to organic growth of 3.1% and acquisition-related growth of 1.4%, which were partially offset by a decrease of 1.6% from the effect of foreign exchange rate fluctuations on our Canadian revenues. Organic growth is comprised of new sales, additions to our existing customer base and price increases offset by lost accounts and reductions to our existing customer base. The decrease in our organic growth rate from 6.6% in the first quarter of fiscal 2009 to 3.1% in the second quarter of fiscal 2009 is primarily due to the high rate of wearer reductions in our existing customer base. Since the beginning of the 2009 fiscal year, U.S. unemployment rates have continued to increase, which is impacting our broad customer base. Lost accounts have also increased over the thirteen and twenty-six weeks ended February 28, 2009 as compared to the fourteen weeks and twenty-seven weeks ended March 1, 2008 as we are seeing a larger number of accounts either going out of business or in financial distress.

Specialty Garments revenues decreased by 1.1% primarily due to the effect of the extra work week, which was offset by growth in its Canadian and cleanroom operations. Revenues for the First Aid segment decreased 23.0% from $8.6 million in the second quarter of 2008 to $6.6 million in the second quarter of 2009. The extra work week in the second quarter of 2008 accounted for a 7.2% decline in revenues; however, the demand for this segment’s products has been negatively impacted by current economic conditions.

Operating Costs

Operating costs decreased as a percentage of revenues from 63.8%, or $172.5 million, for the fourteen weeks ended March 1, 2008, to 61.8%, or $159.0 million, for the thirteen weeks ended February 28, 2009. This decrease was primarily driven by lower merchandise costs in our core laundry business and lower energy costs associated with operating our fleet of delivery trucks as a percentage of revenues compared to the second quarter of fiscal 2008. In addition, the organic growth in revenues within our core laundry operations resulted in a decrease in production payroll costs as a percentage of revenues. These benefits were partially offset by increases to bad debt expense.

Selling and Administrative Expense

Our selling and administrative expenses decreased as a percentage of revenues from 20.7%, or $56.0 million for the fourteen weeks ended March 1, 2008, to 19.5%, or $50.1 million, for the thirteen weeks ended February 28, 2009. This decrease was primarily due to a decrease in payroll costs which was offset by higher healthcare costs as a percentage of revenues in the quarter. We also benefited from reduced travel and other administrative costs as we continued to focus on controlling spending.

Depreciation and Amortization

Our depreciation and amortization expense increased to $14.3 million for the thirteen weeks ended February 28, 2009 from $14.1 million for the fourteen weeks ended March 1, 2008. The increase in depreciation and amortization expense was due to capital expenditure and acquisition activity. As a percentage of revenues, depreciation and amortization increased to 5.6% for the thirteen weeks ended February 28, 2009 from 5.2% for the fourteen weeks ended March 1, 2008.

Income from Operations

For the thirteen weeks ended February 28, 2009 and the fourteen weeks ended March 1, 2008, changes in our revenues and costs as discussed above resulted in the following changes in our income from operations:

	February 28,	March 1,	Dollar	Percent
(In thousands, except percentages)	2009	2008	Change	Change

Core Laundry Operations	$32,067	$27,017	$5,050	18.7%
Specialty Garments	1,650	339	1,311	387.3
First Aid	144	312	(168)	-54.0
Consolidated total	$33,861	$27,668	$6,193	22.4%

Other Expense (income)

Other expense (income), which includes interest expense, interest income and foreign currency exchange (gain) loss, was $2.0 million for the thirteen weeks ended February 28, 2009 as compared with $2.8 million for the fourteen weeks ended March 1, 2008. This decrease was attributable to lower average interest rates affecting our variable rate debt as well as a decrease in our average debt outstanding during the period as the Company has continued to pay down debt with its excess operating cash flows.

Provision for Income Taxes

Our effective income tax rate was 42.7% for the thirteen weeks ended February 28, 2009, as compared to 38.5% for the fourteen weeks ended March 1, 2008. The increase was primarily due to changes in the Company’s reserves for income tax exposures as well as an increase in U.S. state income taxes compared to the prior year.

Twenty-six weeks ended February 28, 2009 compared with twenty-seven weeks ended March 1, 2008

Revenues

	February 28,	March 1,	Dollar	Percent
(In thousands, except percentages)	2009	2008	Change	Change

Core Laundry Operations	$471,217	$466,657	$4,560	1.0%
Specialty Garments	34,680	34,382	298	0.9
First Aid	13,942	16,509	(2,567)	-15.5
Consolidated total	$519,839	$517,548	$2,291	0.4%

For the twenty-six weeks ended February 28, 2009, our consolidated revenues increased by $2.3 million from the twenty-seven weeks ended March 1, 2008, or 0.4%. The first half of fiscal 2009 had one less work week compared to the first half of fiscal 2008 which accounted for a decline in revenues of 3.8%. On a comparable work week basis, consolidated revenues increased 4.2% year to date.

Core laundry operations’ revenues increased from $466.7 million for the twenty-seven weeks ended March 1, 2008 to $471.2 million for the twenty-six weeks ended February 28, 2009, or 1.0%. Excluding the effect of the additional work week in the first half of fiscal 2008, revenues increased by 4.8%, which was attributable to organic growth of 4.8% and acquisition-related growth of 1.4%, which were offset by a decrease of 1.4% from the effect of foreign exchange rate fluctuations on our Canadian revenues. Organic growth is comprised of new sales, additions to our existing customer base and price increases offset by lost accounts and reductions to our existing customer base. Our organic growth rates for the first half of fiscal 2009 slowed compared to fiscal 2008 primarily due to the high rate of wearer reductions in our existing customer base. Since the beginning of the 2009 fiscal year, U.S. unemployment rates have continued to increase, which is impacting our broad customer base. Lost accounts have also increased over the prior year as we are seeing a larger number of accounts either going out of business or in financial distress.

Specialty Garments revenues increased by 0.9% primarily due to the growth in its Canadian and cleanroom operations, which was partially offset by the effect of the extra week in fiscal 2008. Revenues for the First Aid segment decreased 15.5%, from $16.5 million in the first half of 2008 to $13.9 million in the first half of 2009. The extra work week in the first half of fiscal 2008 accounted for a 3.8% decline in revenues; however, the demand for this segment’s products was negatively impacted by current adverse economic conditions.

Operating Costs

Operating costs decreased as a percentage of revenues from 62.5%, or $323.6 million, for the twenty-seven weeks ended March 1, 2008, to 60.8%, or $316.0 million, for the twenty-six weeks ended February 28, 2009. This decrease was driven by lower merchandise costs in our core laundry business as a percentage of revenues compared to the first half of fiscal 2008. In addition, we benefited from lower energy costs associated with operating our fleet of delivery trucks as a percentage of revenues compared to the first half of fiscal 2008 as well as a decrease in production payroll costs as a percentage of revenues. These benefits were partially offset by increases to bad debt expense.

Selling and Administrative Expense

Our selling and administrative expenses decreased as a percentage of revenues to 20.7%, or $107.6 million, for the twenty-six weeks ended February 28, 2009 from 21.3%, or $110.0 million, for the twenty-seven weeks ended March 1, 2008. This decrease was primarily due to the revenue growth within our core laundry operations, which resulted in a decrease in certain payroll-related costs as a percentage of revenues. These benefits were partially offset by an increase to our environmental reserves of approximately $2.0 million primarily due to an accounting charge we recorded in this year related to decreases in the discount rates affecting our environmental accruals as well as other adjustments to increase our environmental reserves related to an ongoing investigation at one of our environmental exposure sites, as well as higher healthcare costs as a percentage of revenues in the first half of fiscal 2009 compared to the first half of fiscal 2008.

Depreciation and Amortization

Our depreciation and amortization expense increased to $28.0 million for the twenty-six weeks ended February 28, 2009 from $26.9 million for the twenty-seven weeks ended March 1, 2008. The increase in depreciation and amortization expense was due to normal capital expenditure and acquisition activity. As a percentage of revenues, depreciation and amortization increased to 5.4% for the twenty-six weeks ended February 28, 2009 compared to 5.2% for the twenty-seven weeks ended March 1, 2008.

Income from Operations

For the twenty-six weeks ended February 28, 2009 and the twenty-seven weeks ended March 1, 2008, the revenue growth in our operations, as well as the change in our costs, discussed above, resulted in the following changes in our income from operations:

	February 28,	March 1,	Dollar	Percent
(In thousands, except percentages)	2009	2008	Change	Change

Core Laundry Operations	$64,671	$54,666	$10,005	18.3%
Specialty Garments	3,397	2,000	1,397	69.9
First Aid	94	309	(215)	-69.7
Consolidated total	$68,162	$56,975	$11,187	19.6%

Other Expense (income)

Other expense (income), which includes interest expense, interest income and foreign currency exchange (gain) loss, was $5.0 million for the twenty-six weeks ended February 28, 2009 as compared with $5.3 million for the twenty-seven weeks ended March 1, 2008. This decrease was attributable to lower average interest rates affecting our variable rate debt as well as a decrease in our average debt outstanding during the period as the Company has continued to pay down debt with its excess operating cash flows.

Provision for Income Taxes

Our effective income tax rate was 41.2% for the twenty-six weeks ended February 28, 2009, as compared to 38.5% for the twenty-seven weeks ended March 1, 2008. The increase was primarily due to changes in the Company’s reserves for income tax exposures as well as an increase in U.S. state income taxes compared to the prior year.

Liquidity and Capital Resources

General

As of February 28, 2009, we had cash and cash equivalents of $24.1 million and working capital of $130.4 million. We believe that current cash and cash equivalent balances, cash generated from operations and amounts available under our Credit Agreement (defined below) will be sufficient to meet our currently anticipated working capital and capital expenditure requirements for at least the next 12 months.

Sources and Uses of Cash

During the twenty-six weeks ended February 28, 2009, we generated cash from operating activities of $60.3 million, resulting primarily from net income of $37.1 million, amounts charged for depreciation and amortization of $28.0 million, decreases in rental merchandise in service of $10.8 million and increases in accrued income taxes of $5.7 million, which were partially offset by increases in accounts receivable of $2.9 million, inventories of $5.9 million, prepaid expenses of $2.2 million, as well as decreases in accounts payable and accruals of $11.1 million. We used our cash to, among other things, fund $39.2 million in capital expenditures and fund the acquisition of businesses totaling approximately $3.2 million. Our long-term debt decreased by approximately $15.7 million as a result of $102.7 million of borrowings offset by $118.4 million of repayments during the twenty-six weeks ended February 28, 2009.

Long-Term Debt and Borrowing Capacity

We have a $225.0 million unsecured revolving credit agreement (“Credit Agreement”) with a syndicate of banks, which matures on September 13, 2011. Under the Credit Agreement, we can borrow funds at variable interest rates based on the Eurodollar rate or the bank’s prime rate, as selected by us. Availability of credit requires our compliance with certain financial and other covenants, including a maximum funded debt ratio and minimum interest coverage as defined in the Credit Agreement. We generally test our compliance with these financial covenants on a fiscal quarterly basis. At February 28, 2009, the interest rates applicable to our borrowings under the Credit Agreement were calculated as LIBOR plus 50 basis points at the time of the respective borrowings and ranged from 0.94% to 3.25%. As of February 28, 2009, we had outstanding borrowings of approximately $38.0 million, letters of credit of $36.1 million and $150.9 million available for borrowing.

On June 14, 2004, we issued $75.0 million of fixed rate notes pursuant to a Note Purchase Agreement (“2004 Note Agreement”) with a seven year term (June 2011) and bearing interest at 5.27%. We also issued $90.0 million of floating rate notes which were repaid in September 2005 and September 2006.

On September 14, 2006, we issued $100.0 million of floating rates notes (“Floating Rate Notes”) pursuant to a Note Purchase Agreement (“2006 Note Agreement”). The Floating Rate Notes mature on September 14, 2013, bear interest at LIBOR plus 50 basis points and may be repaid at face value two years from the date of issuance. The proceeds from the issuance of the Floating Rate Notes were used to first repay $75.0 million of outstanding floating rate notes and then to pay down outstanding amounts under the Credit Agreement.

As of February 28, 2009, we were in compliance with all covenants under the 2004 Note Agreement, 2006 Note Agreement and the Credit Agreement.

In January 2008, we entered into an interest rate swap agreement to manage our exposure to interest rate movements and the related effect on our variable rate debt. The swap agreement, with a notional amount of $100.0 million, matures on March 14, 2011. We pay a fixed rate of 3.51% and receive a variable rate tied to the three month LIBOR rate. We have accounted for this instrument as a cash flow hedge under SFAS No. 133 and, as a result, have recorded all changes in the fair value of the swap agreement in accumulated other comprehensive (loss) income, a component of shareholders’ equity. For additional information regarding the interest rate swap, see Note 4 to the Consolidated Financial Statements.

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

There is usually a range of reasonable estimates of the costs associated with each site. We generally use the amount within the range that constitutes our best estimate. When we believe that both the amount of a particular liability and the timing of the payments are reliably determinable, we adjust the cost in current dollars using a rate of 3% for inflation until the time of expected payment and discount the cost to present value using risk-free interest rates ranging from 3% to 4%.

For environmental liabilities that have been discounted, we include interest accretion, based on the effective interest method, in operating costs on the Consolidated Statements of Income. The changes to the amounts of our environmental liabilities for the twenty-six weeks ended February 28, 2009 are as follows (in thousands):

Beginning balance as of August 30, 2008	$15,097
Costs incurred for which reserves have been provided	(1,429)
Insurance proceeds received	74
Interest accretion	334
Revisions in estimates	2,041
Balance as of February 28, 2009	$16,117

For the twenty-six weeks ended February 28, 2009, we increased our environmental accrual by approximately $2.0 million primarily due to decreases during the period in risk-free interest rates and the related effect on our estimate of response and remediation expenses as well as other adjustments to increase our environmental reserves related to an ongoing investigation at one of our environmental exposure sites. Anticipated payments and insurance proceeds relating to currently identified environmental remediation liabilities as of November 28, 2009, for the next five fiscal years and thereafter, as measured in current dollars, are reflected below (in thousands).

Fiscal year ended August	2009	2010	2011	2012	2013	Thereafter	Total
Estimated costs – current dollars	$3,351	1,622	1,144	1,003	829	12,829	$20,778

Estimated insurance proceeds	(106)	(180)	(188)	(180)	(180)	(2,433)	(3,267)

Net anticipated costs	$3,245	1,442	956	823	649	10,396	$17,511

Effect of Inflation							7,061
Effect of Discounting							(8,455)

Balance as of February 28, 2009							$16,117

Estimated insurance proceeds are primarily received from an annuity received as part of our legal settlement with an insurance company. Annual proceeds of approximately $0.3 million are deposited into an escrow account which funds remediation and monitoring costs for three sites related to our former operations in Williamstown, Vermont. Annual proceeds received but not expended in the current year accumulate in this account and may be used in future years for costs related to this site through the year 2027. As of February 28, 2009, the balance in this escrow account, which is held in a trust and is not recorded on our Consolidated Balance Sheet, was approximately $2.5 million. Also included in estimated insurance proceeds are amounts we are entitled to receive pursuant to legal settlements as reimbursements from three insurance companies for estimated costs at the site in Uvalde, Texas.

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

Contractual Obligations and Other Commercial Commitments

As of February 28, 2009, there were no material changes in our contractual obligations that were disclosed in our Annual Report on Form 10-K for the year ended August 30, 2008.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosure requirements about fair value measurements.  In February 2008, the FASB issued Staff Position 157-2 which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  We partially adopted SFAS No. 157 on August 31, 2008, as required.  The adoption of SFAS No. 157 for our financial assets and liabilities did not have a material impact on our results of operations or our financial condition.  See Note 3 to our Consolidated Financial Statements for further discussion on our adoption of SFAS No. 157.

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

Foreign Currency Translation

The functional currency of our foreign operations is the local country’s currency. Transaction gains and losses, including gains and losses on our intercompany transactions, are included in other expense (income), in the accompanying Consolidated Statements of Income. Assets and liabilities of operations outside the United States are translated into U.S. dollars using period-end exchange rates. Revenues and expenses are translated at the average exchange rates in effect during each month of the fiscal year. The effects of foreign currency translation adjustments are included in shareholders’ equity as a component of accumulated other comprehensive (loss) income in the accompanying Consolidated Balance Sheets.

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

Goodwill, Intangibles and Other Long-Lived Assets

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized. SFAS No. 142 requires that companies test goodwill for impairment on an annual basis. In addition, SFAS No. 142 also requires that companies test goodwill if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit to which goodwill is assigned below its carrying amount. Our evaluation considers changes in the operating environment, competitive information, market trends, operating performance and cash flow modeling. We complete our annual impairment test in the fourth quarter of each fiscal year and there were no impairments of goodwill in the year ended August 30, 2008.

During the thirteen weeks ended February 28, 2009, there was a decline in the market value of our stock as well as significant deterioration in general economic conditions. The decline in our market capitalization prompted our management to conduct a goodwill analysis, in accordance with the provisions of SFAS No. 142, to determine if an impairment of goodwill existed. Based on the outcome of our analysis, we concluded that no impairment existed as of February 28, 2009.

We cannot predict future economic conditions or the future market value of our stock or their impact on the Company. A continued decline in our market capitalization and/or deterioration in general economic conditions could negatively and materially impact our assumptions and assessment of the fair value of our business. If general economic conditions or our financial performance deteriorate, we may be required to record a goodwill impairment charge in the future which could have a material impact on our financial condition and results of operations.

Property and equipment and definite-lived intangible assets are depreciated or amortized over their useful lives. Useful lives are based on our estimates of the period that the assets will generate revenue. Long-lived assets are evaluated for impairment whenever events and circumstances indicate an asset may be impaired. There were no material impairments of property and equipment or definite-lived intangible assets in the twenty-six weeks ended February 28, 2009 or the year ended August 30, 2008.

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

The estimated liability for environmental contingencies has been discounted using risk-free interest rates ranging from 3% to 4% over periods ranging from ten to thirty years. The estimated current costs, net of legal settlements with insurance carriers, have been adjusted for the estimated impact of inflation at 3% per year. Changes in enacted laws, regulatory orders or decrees, our estimates of costs, risk-free interest rates, insurance proceeds, participation by other parties, the timing of payments and the input of our attorneys and outside consultants based on changing legal or factual circumstances could have a material impact on the amounts recorded for our environmental and other contingent liabilities. Refer to Note 7 of the Consolidated Financial Statements for additional discussion and analysis.

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

Derivative instruments that qualify for hedge accounting are classified as a hedge of the variability of cash flows to be paid related to a recognized liability or a forecasted transaction. Changes in the fair value of a derivative that is highly effective and designated as a cash flow hedge are recognized in accumulated other comprehensive (loss) income until expense from the cash flows of the hedged items are recognized. We perform an assessment at the inception of the hedge and on a quarterly basis thereafter, to determine whether our derivatives are highly effective in offsetting changes in the value of the hedged items. Any changes in the fair value resulting from hedge ineffectiveness, is immediately recognized as income or expense.

Our hedging activities are transacted only with highly rated institutions, which reduce our exposure to credit risk in the event of nonperformance. Refer to the discussion of our interest rate swap under “Long-Term Debt and Borrowing Capacity” above and in Note 4, “Derivative Instruments and Hedging Activities” to our Consolidated Financial Statements for additional information.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

We have determined that all of our foreign subsidiaries operate primarily in local currencies that represent the functional currencies of such subsidiaries. All assets and liabilities of our foreign subsidiaries are translated into U.S. dollars using the exchange rate prevailing at the balance sheet date. The effect of exchange rate fluctuations on the translation of assets and liabilities are recorded as a component of shareholders’ equity. Income and expense accounts are translated at average exchange rates during the year. As such, our financial condition and operating results are affected by fluctuations in the value of the U.S. dollar as compared to currencies in foreign countries. Revenues denominated in currencies other than the U.S. dollar represented approximately 8% of total consolidated revenues for both the thirteen and twenty-six weeks ended February 28, 2009, and total assets denominated in currencies other than the U.S. dollar represented approximately 8% and 10% of total consolidated assets at February 28, 2009 and August 30, 2008, respectively. If exchange rates had changed by 10% from the actual rates in effect during the thirteen and twenty-six weeks ended as of February 28, 2009, our revenues for the thirteen and twenty-six weeks ended February 28, 2009 would have increased or decreased by approximately $2.1 million and $4.4 million, respectively, and assets as of February 28, 2009 would have increased or decreased by approximately $8.1 million.

We do not operate a hedging program to mitigate the effect of a significant change in the value of our foreign subsidiaries functional currencies, which include the Canadian Dollar, Euro, British Pound, and Mexican Peso, as compared to the U.S. dollar. Any gains or losses resulting from foreign currency transactions, including exchange rate fluctuations on intercompany accounts, are reported as transaction (gains) losses in our other expense (income). The intercompany payables and receivables are denominated in Canadian Dollars, Euros, British Pounds and Mexican Pesos. During the thirteen and twenty-six weeks ended February 28, 2009 transaction losses included in other expense (income) were approximately $0.2 million and $1.1 million, respectively. If the exchange rates had changed by 10% during the thirteen and twenty-six weeks ended February 28, 2009, we would have recognized exchange gains or losses of approximately $0.4 million for both periods.

Interest Rate Sensitivity

We are exposed to market risk from changes in interest rates which may adversely affect our financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, we manage these exposures through our regular operating and financing activities. We are exposed to interest rate risk primarily through our borrowings under our $225.0 million Credit Agreement with a syndicate of banks and our 2006 Floating Rate Notes which were purchased by a group of insurance companies pursuant to our 2006 Note Agreement. Under both agreements, we borrow funds at variable interest rates based on the Eurodollar rate or LIBOR rates. If the LIBOR and Eurodollar rates fluctuated by 10% from the actual rates in effect during the thirteen and twenty-six weeks ended February 28, 2009, interest expense would have fluctuated by approximately $0.1 million and $0.2 million from the interest expense recognized for the thirteen and twenty-six weeks ended February 28, 2009, respectively.

In January 2008, we entered into an interest rate swap agreement to manage our exposure to interest rate movements and the related effect on our variable rate debt. The swap agreement, with a notional amount of $100.0 million, matures on March 14, 2011. We pay a fixed rate of 3.51% and receive a variable rate tied to the three month LIBOR rate. We have accounted for this instrument as a cash flow hedge under SFAS No. 133 and, as a result, have recorded all changes in the fair value of the swap agreement in accumulated other comprehensive (loss) income, a component of shareholders’ equity. Refer to Note 4, “Derivative Instruments and Hedging Activities” of our Consolidated Financial Statements for additional information regarding our interest rate swap.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter of fiscal 2009 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are subject to legal proceedings and claims arising from the current conduct of our business operations, including personal injury, customer contract, employment claims and environmental matters as described in our Consolidated Financial Statements above. We maintain insurance coverage providing indemnification against the majority of such claims, and we do not expect that we will sustain any material loss as a result thereof. Refer to Note 7, “Commitments and Contingencies,” to our Consolidated Financial Statements for further discussion.

ITEM 1A. RISK FACTORS

To our knowledge, there have been no material changes in the risk factors described in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended August 30, 2008 other than the revised risk factor set forth below. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended August 30, 2008, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Continuation of current adverse global financial and economic conditions may result in impairment of our goodwill and intangibles.

Our market capitalization has been significantly impacted by extreme volatility in the U.S. equity and credit markets and has recently been below our net book value. Under accounting principles generally accepted in the United States, we may be required to record an impairment charge if changes in circumstances or events indicate that the carrying values of our goodwill and intangible assets exceed their fair value and are not recoverable. Any significant and other than temporary decrease in our market capitalization could be an indicator, when considered together with other factors, that the carrying values of our goodwill and intangible assets exceed their fair value, which may result in our recording an impairment charge. In this time of economic uncertainty, we are unable to predict economic trends, but we continue to monitor the impact of changes in economic and financial conditions on our operations and on the carrying value of our goodwill and intangible assets. Should the value of one or more of our acquired intangibles become impaired, our consolidated earnings and net worth may be materially adversely affected.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On January 13, 2009, we held our annual meeting of shareholders. A detailed description of the matters voted upon at the annual meeting is contained in our proxy statement which was filed with the Securities and Exchange Commission on December 9, 2008. At the annual meeting, the following actions were voted upon and approved by our shareholders:

1.	The following Class I Directors were elected to serve until the 2012 annual meeting and until their successors are duly elected and qualified:

	Common Stock		Class B Common Stock
Class I Director	For	Withheld	For	Withheld
Anthony F. DiFillippo	12,428,314	965,810	4,690,124	60,000
Robert F. Collings	13,096,414	297,710	—	—

Cynthia Croatti, Michael Iandoli and Phillip L. Cohen will continue to serve as Class III Directors until their terms expire in 2010 and until their successors are duly elected and qualified. Ronald D. Croatti, Donald J. Evans and Thomas S. Postek will continue to serve as Class II Directors until their terms expire in 2011 and until their successors are duly elected and qualified.

2.

Our shareholders voted to ratify the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending August 29, 2009. The results of the vote were as follows:

Common Stock			Class B Common Stock
For	Against	Abstained	For	Against	Abstained
13,322,519	62,835	8,770	4,750,124	—	—

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

*	10.1 Amended and Restated Revolving Credit Agreement, dated as of June 14, 2004

*	10.2 Modification No. 1, dated as of October 31, 2005, to the Amended and Restated Revolving Credit Agreement, dated as of June 14, 2004

*	10.3 Modification No. 2, dated as of March 22, 2006, to the Amended and Restated Revolving Credit Agreement, dated as of June 14, 2004

*	10.4 Modification No. 3, dated as of September 13, 2006, to the Amended and Restated Revolving Credit Agreement, dated as of June 14, 2004

*	10.5 Note Purchase Agreement, dated as of June 1, 2004

*	10.6 Note Purchase Agreement, dated as of September 14, 2006

*	10.7 Form of Restricted Stock Award Agreement under the UniFirst Corporation Amended 1996 Stock Incentive Plan

*	31.1 Rule 13a-14(a)/15d-14(a) Certification of Ronald D. Croatti

*	31.2 Rule 13a-14(a)/15d-14(a) Certification of Steven S. Sintros

**	32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**	32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UniFirst Corporation

April 9, 2009	By:	/s/ Ronald D. Croatti Ronald D. Croatti President and Chief Executive Officer

April 9, 2009	By:	/s/ Steven S. Sintros Steven S. Sintros Vice President and Chief Financial Officer

EXHIBIT INDEX

*	10.1 Amended and Restated Revolving Credit Agreement, dated as of June 14, 2004

*	10.2 Modification No. 1, dated as of October 31, 2005, to the Amended and Restated Revolving Credit Agreement, dated as of June 14, 2004

*	10.3 Modification No. 2, dated as of March 22, 2006, to the Amended and Restated Revolving Credit Agreement, dated as of June 14, 2004

*	10.4 Modification No. 3, dated as of September 13, 2006, to the Amended and Restated Revolving Credit Agreement, dated as of June 14, 2004

*	10.5 Note Purchase Agreement, dated as of June 1, 2004

*	10.6 Note Purchase Agreement, dated as of September 14, 2006

*	10.7 Form of Restricted Stock Award Agreement under the UniFirst Corporation Amended 1996 Stock Incentive Plan

*	31.1 Rule 13a-14(a)/15d-14(a) Certification of Ronald D. Croatti

*	31.2 Rule 13a-14(a)/15d-14(a) Certification of Steven S. Sintros

**	32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**	32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

**	Furnished herewith