Form 10-Q
period 2009-05-30
UNIFIRST CORP
filed 2009-07-09
CIK 717954

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 30, 2009

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

Yes ☒       No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐       No ☐

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

The number of outstanding shares of UniFirst Corporation Common Stock and Class B Common Stock at July 2, 2009 were 14,411,529 and 4,933,369, respectively.

UniFirst Corporation

Quarterly Report on Form 10-Q

For the Quarter ended May 30, 2009

Table of Contents

Part I – FINANCIAL INFORMATION

Item 1 - Financial Statements

Consolidated Statements of Income for the thirteen and thirty-nine weeks ended May 30, 2009 and the thirteen and forty weeks ended May 31, 2008

Consolidated Balance Sheets as of May 30, 2009 and August 30, 2008

Consolidated Statements of Cash Flows for the thirty-nine weeks ended May 30, 2009 and the forty weeks ended May 31, 2008

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
Ex-31.1 Section 302 Certification of CEO
Ex-31.2 Section 302 Certification of CFO
Ex-32.1 Section 906 Certification of CEO
Ex-32.2 Section 906 Certification of CFO

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UniFirst Corporation and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Thirteen	Thirteen	Thirty-nine	Forty
	weeks ended	weeks ended	weeks ended	weeks ended
	May 30,	May 31,	May 30,	May 31,
(In thousands, except per share data)	2009	2008	2009	2008

Revenues	$252,105	$254,617	$771,944	$772,165

Costs and expenses:
Operating costs (1)	148,597	157,169	464,632	480,797
Selling and administrative expenses (1)	52,152	54,458	159,752	164,501
Depreciation and amortization	14,641	13,192	42,683	40,094
	215,390	224,819	667,067	685,392

Income from operations	36,715	29,798	104,877	86,773

Other expense (income):
Interest expense	2,226	2,567	7,141	9,430
Interest income	(441)	(575)	(1,492)	(1,668)
Exchange rate (gain) loss	(789)	8	340	(421)
	996	2,000	5,989	7,341

Income before income taxes	35,719	27,798	98,888	79,432
Provision for income taxes	14,030	10,858	40,057	30,737

Net income	$21,689	$16,940	$58,831	$48,695

Income per share – Basic:
Common Stock	$1.18	$0.92	$3.21	$2.66
Class B Common Stock	$0.95	$0.74	$2.57	$2.13

Income per share – Diluted:
Common Stock	$1.12	$0.87	$3.04	$2.52

Weighted average number of shares outstanding – Basic:
Common Stock	14,394	14,366	14,389	14,358
Class B Common Stock	4,935	4,937	4,935	4,937
	19,329	19,303	19,324	19,295

Weighted average number of shares outstanding – Diluted:
Common Stock	19,376	19,363	19,371	19,340

Dividends per share:
Common Stock	$0.0375	$0.0375	$0.1125	$0.1125
Class B Common Stock	$0.0300	$0.0300	$0.0900	$0.0900

(1) Exclusive of depreciation on the Company’s property and equipment and amortization of its intangible assets.

The accompanying notes are an integral part of these

Consolidated Financial Statements.

UniFirst Corporation and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

(In thousands, except share data)	May 30, 2009	August 30, 2008 (a)
Assets
Cash and cash equivalents	$32,381	$25,655
Receivables, less reserves of $7,628 and $4,164, respectively	103,515	102,830
Inventories	47,296	46,154
Rental merchandise in service, net	76,447	92,315
Prepaid and deferred income taxes	17,053	15,431
Prepaid expenses	3,516	1,720

Total current assets	280,208	284,105

Property and equipment:
Land, buildings and leasehold improvements	322,662	314,370
Machinery and equipment	349,771	327,705
Motor vehicles	114,598	102,805

	787,031	744,880
Less -- accumulated depreciation	401,099	376,319

	385,932	368,561

Goodwill	260,588	258,836
Customer contracts, net	58,018	62,573
Other intangible assets, net	3,779	4,877
Other assets	2,548	2,715
	$991,073	$981,667

Liabilities and shareholders' equity
Current liabilities:
Current maturities of long-term obligations	$17,841	$4,222
Accounts payable	36,367	54,822
Accrued liabilities	103,121	91,837
Accrued income taxes	6,430	—

Total current liabilities	163,759	150,881

Long-term obligations, net of current maturities	175,622	231,317
Deferred income taxes	42,576	42,699

Commitments and contingencies (Note 7)
Shareholders' equity:
Preferred stock, $1.00 par value; 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $0.10 par value; 30,000,000 shares authorized; 14,409,129 and 14,388,679 shares issued and outstanding, respectively	1,440	1,438
Class B Common Stock, $0.10 par value; 20,000,000 shares authorized; 4,933,369 and 4,935,369 shares issued and outstanding, respectively	493	494
Capital surplus	19,126	18,240
Retained earnings	588,931	532,164
Accumulated other comprehensive (loss) income	(874)	4,434

Total shareholders' equity	609,116	556,770

	$991,073	$981,667

(a) Balances as of fiscal 2008 year-end, derived from fiscal 2008 audited financial statements

The accompanying notes are an integral part of these

Consolidated Financial Statements.

UniFirst Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Thirty-nine weeks ended	Forty weeks ended
(In thousands)	May 30, 2009	May 31, 2008
Cash flows from operating activities:
Net income	$58,831	$48,695
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	36,072	34,140
Amortization of intangible assets	6,611	5,954
Amortization of deferred financing costs	200	200
Deferred income taxes	(246)	(48)
Stock-based compensation	761	958
Accretion on asset retirement obligations	380	366
Changes in assets and liabilities, net of acquisitions:
Receivables	(1,612)	(13,557)
Inventories	(1,277)	(624)
Rental merchandise in service	15,821	(1,369)
Prepaid expenses	(1,820)	(1,213)
Accounts payable	(18,119)	2,588
Accrued liabilities	6,698	2,883
Accrued income taxes	7,108	4,609
Net cash provided by operating activities	109,408	83,582

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(3,434)	(51,085)
Capital expenditures	(55,457)	(50,485)
Other	2	717
Net cash used in investing activities	(58,889)	(100,853)

Cash flows from financing activities:
Proceeds from long-term obligations	138,987	127,525
Payments on long-term obligations	(180,638)	(97,169)
Proceeds from exercise of Common Stock options	109	441
Payment of cash dividends	(2,064)	(2,060)
Net cash (used in) provided by financing activities	(43,606)	28,737

Effect of exchange rate changes	(187)	330

Net increase in cash and cash equivalents	6,726	11,796
Cash and cash equivalents at beginning of period	25,655	12,698

Cash and cash equivalents at end of period	$32,381	$24,494

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

Fiscal Year

The Company’s fiscal year ends on the last Saturday in August. For financial reporting purposes, fiscal 2009 will consist of 52 weeks, whereas fiscal 2008 consisted of 53 weeks. The additional week was included in the second quarter of fiscal 2008. As a result, the quarterly periods ended May 30, 2009 and May 31, 2008 both consisted of 13 weeks, as compared to the nine-month periods ended May 30, 2009 and May 31, 2008 which consisted of 39 weeks and 40 weeks, respectively.

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

In accordance with Statements of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets, including property and equipment, are evaluated for impairment whenever events or circumstances indicate an asset may be impaired. There were no material impairments of long-lived assets in the thirty-nine weeks ended May 30, 2009 or the year ended August 30, 2008.

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

During the thirteen weeks ended February 28, 2009, there was a decline in the market value of the Company’s stock as well as significant deterioration in general economic conditions. The decline in the Company’s market capitalization prompted the Company's management to conduct a goodwill analysis, in accordance with the provisions of SFAS No. 142, to determine if an impairment of goodwill existed. Based on the outcome of the Company’s analysis, it concluded that no impairment existed as of February 28, 2009. The Company did not perform a similar impairment analysis during the thirteen weeks ended May 30, 2009 because the Company concluded that there were no impairment indicators present during the quarter.

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

Definite-lived intangible assets are amortized over their useful lives, which are based on management’s estimates of the period that the assets will generate revenue. Definite-lived intangible assets are evaluated for impairment in accordance with SFAS No. 144. There were no impairments of goodwill or definite-lived intangible assets in the thirty-nine weeks ended May 30, 2009 or the year ended August 30, 2008.

Environmental and Other Contingencies

The Company is subject to legal proceedings and claims arising from the conduct of its business operations, including environmental matters, personal injury, customer contract matters and employment claims. Accounting principles generally accepted in the United States require that a liability for contingencies be recorded when it is probable that a liability has occurred and the amount of the liability can be reasonably estimated. Significant judgment is required to determine the existence of a liability, as well as the amount to be recorded. The Company regularly consults with attorneys and outside consultants, in its consideration of the relevant facts and circumstances, before recording a contingent liability. The Company records accruals for environmental and other contingencies based on enacted laws, regulatory orders or decrees, the Company’s estimates of costs, insurance proceeds, participation by other parties, the timing of payments, and the input of outside consultants and attorneys.

The estimated liability for environmental contingencies has been discounted using risk-free interest rates ranging from 3.5% to 4.3% over periods ranging from ten to thirty years. The estimated current costs, net of legal settlements with insurance carriers, have been adjusted for the estimated impact of inflation at 3% per year. Changes in enacted laws, regulatory orders or decrees, management’s estimates of costs, risk-free interest rates, insurance proceeds, participation by other parties, the timing of payments and the input of outside consultants and attorneys based on changing legal or factual circumstances could have a material impact on the amounts recorded for environmental and other contingent liabilities. Refer to Note 7 of the Consolidated Financial Statements for additional discussion and analysis.

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

Derivative instruments that qualify for hedge accounting are classified as a hedge of the variability of cash flows to be paid related to a recognized liability or a forecasted transaction. Changes in the fair value of a derivative that is highly effective and designated as a cash flow hedge are recognized in accumulated other comprehensive (loss) income in the Consolidated Balance Sheet until expenses from the cash flows of the hedged items are recognized. The Company performs an assessment at the inception of the hedge and on a quarterly basis thereafter, to determine whether its derivatives are highly effective in offsetting changes in the value of the hedged items. Any change in the fair value resulting from hedge ineffectiveness is immediately recognized as income or expense in the Consolidated Statements of Income.

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

The following table shows how net income is allocated using this method (in thousands):

	Thirteen weeks ended	Thirteen weeks ended	Thirty-nine weeks ended	Forty weeks ended
	May 30,	May 31,	May 30,	May 31,
	2009	2008	2009	2008

Net income available to shareholders	$21,689	$16,940	$58,831	$48,695

Allocation of net income for Basic:
Common Stock	$17,021	$13,287	$46,165	$38,190
Class B Common Stock	4,668	3,653	12,666	10,505
	$21,689	$16,940	$58,831	$48,695

The diluted earnings per share calculation assumes the conversion of all the Company’s Class B Common Stock into Common Stock, so no allocation of earnings to Class B Common Stock is required.

The following table illustrates the weighted average number of shares of Common Stock and Class B Common Stock shares outstanding during the thirteen and thirty-nine weeks ended May 30, 2009 and the thirteen and forty weeks ended May 31, 2008 and is utilized in the calculation of earnings per share (in thousands):

	Thirteen weeks ended	Thirteen weeks ended	Thirty-nine weeks ended	Forty weeks ended
	May 30,	May 31,	May 30,	May 31,
	2009	2008	2009	2008

Weighted average number of Common shares — Basic	14,394	14,366	14,389	14,358
Add: effect of dilutive potential common shares — Common Stock options and restricted stock	47	60	47	45
Add: assumed conversion of Class B Common shares into Common Stock	4,935	4,937	4,935	4,937

Weighted average number of Common shares — Diluted	19,376	19,363	19,371	19,340

Weighted average number of Class B Common shares — Basic	4,935	4,937	4,935	4,937

Stock options to purchase 274,100 shares of Common Stock were excluded from the calculation of diluted earnings per share for both the thirteen and thirty-nine weeks ended May 30, 2009, respectively, because they were anti-dilutive. Stock options to purchase 82,500 and 144,500 shares of Common Stock were excluded from the calculation of diluted earnings per share for the thirteen and forty weeks ended May 31, 2008, respectively, because they were anti-dilutive.

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

Compensation expense for all option grants is recognized ratably over the related vesting period. Certain options were granted during the thirty-nine weeks ended May 30, 2009 and the forty weeks ended May 31, 2008, respectively, to non-employee members of the Board of Directors of the Company, which were fully vested upon grant and expire eight years after the grant date. Accordingly, compensation expense related to these option grants in fiscal 2009 and 2008 were recognized on the date of grant. In January 2009, 12,000 shares of restricted stock were granted to the Company’s non-employee directors subject to vesting in full one year from the date of grant. In January 2008, 6,000 shares of restricted stock were granted to the Company's non-employee directors which became fully vested in January 2009. Share-based compensation, which includes stock option grants and restricted stock grants, has been recorded in the Consolidated Statements of Income in selling and administrative expenses.

For the thirteen and thirty-nine weeks ended May 30, 2009, there were 3,500 and 6,450 shares of Common Stock issued as a result of the exercise of Common Stock options, respectively. For the thirteen and forty weeks ended May 31, 2008, there were 17,275 and 23,775 shares of Common Stock issued as a result of the exercise of Common Stock options, respectively.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under US GAAP and expands disclosure requirements about fair value measurements.  In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2 which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company partially adopted SFAS No. 157 on August 31, 2008, as required.  The adoption of SFAS No. 157 for the Company’s financial assets and liabilities did not have a material impact on its results of operations or financial condition.  The Company is currently evaluating the impact, if any, the adoption of the delayed portion of SFAS No. 157 will have on its Consolidated Financial Statements. See Note 3, “Fair Value Measurements”, for further discussion on the Company’s adoption of SFAS No. 157.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 amends SFAS No. 133 requiring enhanced disclosures about an entity’s derivative and hedging activities thereby improving the transparency of financial reporting. SFAS No. 161’s disclosures provide additional information on how and why derivative instruments are being used. SFAS No. 161 was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company adopted SFAS No. 161 on March 1, 2009, and the adoption did not have a material impact on its financial statements. The adoption of SFAS No. 161 resulted in enhanced disclosure regarding the Company’s outstanding derivatives.

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

2. Acquisitions

During the thirty-nine weeks ended May 30, 2009, the Company completed nine acquisitions with an aggregate purchase price of approximately $3.4 million. The results of operations of these acquisitions have been included in the Company’s consolidated financial results since their respective acquisition dates. None of these acquisitions was significant in relation to the Company’s consolidated financial results and, therefore, pro forma financial information has not been presented.

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

All financial assets or liabilities that are measured at fair value on a recurring basis (at least annually) have been segregated into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date.  These assets or liabilities measured at fair value on a recurring basis are summarized in the table below (in thousands):

	As of May 30, 2009
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash Equivalents	$19,670	—	—	$19,670
Total	$19,670	—	—	$19,670

Liabilities:
Derivative Instruments	$—	3,851	—	$3,851
Total	$—	3,851	—	$3,851

4. Derivative Instruments and Hedging Activities

The Company accounts for its derivative instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. In January 2008, the Company entered into an interest rate swap agreement to manage its exposure to interest rate movements and the related effect on its variable rate debt. The Company concluded that the interest rate swap met the criteria to qualify as a cash flow hedge under SFAS No. 133. Accordingly, the Company has reflected all changes in the fair value of the swap agreement in accrued liabilities and accumulated other comprehensive (loss) income, a component of shareholders’ equity. The swap agreement, with a notional amount of $100.0 million, matures on March 14, 2011. The Company pays a fixed rate of 3.51% and receives a variable rate tied to the three month LIBOR rate.

As of May 30, 2009, the Company had recorded the fair value of the interest rate swap of $3.9 million in accrued liabilities and a corresponding loss of $2.3 million in accumulated other comprehensive (loss) income, which was net of the associated tax benefit. As of August 30, 2008, the amounts recorded in accrued liabilities and other comprehensive income were $0.3 million and $0.2 million, respectively. Of the $2.3 million loss deferred in accumulated other comprehensive (loss) income as of May 30, 2009, a $1.6 million loss is expected to be reclassified to interest expense in the next twelve months.

The Company has recorded any realized gains or losses from its interest rate swap as an adjustment to interest expense in its Consolidated Statements of Income. For the thirteen weeks ended May 30, 2009 and May 31, 2008, the Company reclassified a loss from accumulated other comprehensive (loss) income into interest expense totaling $0.5 million and $0.3 million, respectively. For the thirty-nine weeks ended May 30, 2009 and the forty weeks ended May 31, 2008, the Company reclassified a loss from accumulated other comprehensive (loss) income into interest expense of $0.9 million and $0.3, respectively.

5. Employee Benefit Plans

Defined Contribution Retirement Savings Plan

The Company has a defined contribution retirement savings plan with a 401(k) feature for all eligible employees not under collective bargaining agreements. The Company matches a portion of the employee’s contribution and can make an additional contribution at its discretion. Contributions charged to expense under the plan for the thirteen weeks ended May 30, 2009 and May 31, 2008, were $4.6 million and $2.6 million, respectively. Contributions charged to expense under the plan for the thirty-nine weeks ended May 30, 2009 and the forty weeks ended May 31, 2008 were $10.3 million and $8.0 million, respectively.

Supplemental Executive Retirement Plan and Other Pension Plans

The Company maintains an unfunded Supplemental Executive Retirement Plan for certain eligible employees of the Company, a non-contributory defined benefit pension plan covering union employees at one of its locations, and a frozen pension plan the Company assumed in connection with its acquisition of Textilease Corporation in fiscal 2004. For both the thirteen weeks ended May 30, 2009 and May 31, 2008, the amount charged to expense related to these plans was $0.4 million. For the thirty-nine weeks ended May 30, 2009 and the forty weeks ended May 31, 2008, the amounts charged to expense related to these plans were $1.3 million and $1.1 million, respectively.

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

A reconciliation of the Company’s asset retirement liability is as follows (in thousands):

Beginning balance as of August 30, 2008	$7,844
Accretion expense	380
Asset retirement costs incurred	(104)
Ending balance as of May 30, 2009	$8,120

As of May 30, 2009, the $8.1 million asset retirement obligation is included in accrued liabilities in the accompanying Consolidated Balance Sheet.

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

Accounting principles generally accepted in the United States require that a liability for contingencies be recorded when it is probable that a liability has occurred and the amount of the liability can be reasonably estimated. Significant judgment is required to determine the existence of a liability, as well as the amount to be recorded. The Company regularly consults with attorneys and outside consultants, in its consideration of the relevant facts and circumstances, before recording contingent liability. Changes in enacted laws, regulatory orders or decrees, management’s estimates of costs, insurance proceeds, participation by other parties, the timing of payments and the input of outside consultants and attorneys based on changing legal or factual circumstances could have a material impact on the amounts recorded for environmental and other contingent liabilities.

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

The Company has accrued certain costs related to the sites described above as it has been determined that the costs are probable and can be reasonably estimated. The Company continues to implement mitigation measures and to monitor environmental conditions at the Somerville, Massachusetts site. The Company also has potential exposure related to an additional parcel of land (the “Central Area”) related to the Woburn, Massachusetts site discussed above. Currently, the consent order for the Woburn, Massachusetts site discussed above does not define or require any remediation work in the Central Area. The Company recently received written comments from the United States Environmental Protection Agency (“EPA”) requesting additional information and response actions with respect to both its property at the Woburn site and the Central Area. These comments are being reviewed with the EPA and other parties to the decree, and they are not yet final. The Company has accrued costs to perform certain work responsive to the EPA’s comments.

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

There is usually a range of reasonable estimates of the costs associated with each site. The Company’s accruals reflect the amount within the range that constitutes its best estimate. Where it believes that both the amount of a particular liability and the timing of the payments are reliably determinable, the Company adjusts the cost in current dollars using a rate of 3% for inflation until the time of expected payment and discounts the cost to present value using risk-free rates of interest ranging from 3.5% to 4.3%.

For environmental liabilities that have been discounted, the Company includes interest accretion, based on the effective interest method, in selling and administrative expenses on the Consolidated Statements of Income. The changes to the Company’s environmental liabilities for the thirty-nine weeks ended May 30, 2009 were as follows (in thousands):

Beginning balance as of August 30, 2008	$15,097
Costs incurred for which reserves have been provided	(2,359)
Insurance proceeds received	119
Interest accretion	501
Revisions in cost estimates	3,183
Balance as of May 30, 2009	$16,541

For the thirty-nine weeks ended May 30, 2009 the Company increased its environmental accrual by approximately $3.2 million primarily due to adjustments to increase the Company's environmental reserves related to ongoing investigations at two of its environmental exposure sites. Anticipated payments and insurance proceeds of currently identified environmental remediation liabilities as of May 30, 2009, for the next five fiscal years and thereafter, as measured in current dollars, are reflected below (in thousands).

Fiscal year ended August	2009	2010	2011	2012	2013	Thereafter	Total
Estimated costs – current dollars	$2,422	2,622	2,144	1,003	828	12,829	21,848

Estimated insurance proceeds	(61)	(180)	(187)	(180)	(180)	(2,434)	(3,222)

Net anticipated costs	$2,361	2,442	1,957	823	648	10,395	$18,626

Effect of Inflation							7,228
Effect of Discounting							(9,313)

Balance as of May 30, 2009							$16,541

Estimated insurance proceeds are primarily received from an annuity received as part of a legal settlement with an insurance company. Annual proceeds of approximately $0.3 million are deposited into an escrow account which funds remediation and monitoring costs for three sites related to former operations in Williamstown, Vermont. Annual proceeds received but not expended in the current year accumulate in this account and may be used in future years for costs related to this site through the year 2027. As of May 30, 2009, the balance in this escrow account, which is held in a trust and is not recorded on the Company’s consolidated balance sheet, was approximately $2.8 million. Also included in estimated insurance proceeds are amounts the Company is entitled to receive pursuant to legal settlements as reimbursements from three insurance companies for estimated costs at the site in Uvalde, Texas.

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

8. Income Taxes

The Company’s effective income tax rate was 39.3% and 40.5% for the thirteen and thirty-nine weeks ended May 30, 2009, respectively, as compared to 39.1% and 38.7% for the thirteen and forty weeks ended May 31, 2008, respectively. The increases were primarily due to changes in the Company’s reserves for income tax exposures as well as an increase in U.S. state income taxes compared to the prior year.

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

As of May 30, 2009, there was $2.2 million in unrecognized tax benefits, which if recognized, would reduce the Company’s effective tax rate.  The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense which is consistent with the recognition of these items in prior reporting periods. As of May 30, 2009, the Company had accrued a total of $1.7 million in interest and penalties in its current accrued liabilities.

9. Long-Term Obligations

The Company has a $225.0 million unsecured revolving credit agreement (“Credit Agreement”) with a syndicate of banks, which matures on September 13, 2011. Under the Credit Agreement, the Company is able to borrow funds at variable interest rates based on the Eurodollar rate or the bank’s prime rate, as selected by the Company. Availability of credit requires compliance with certain financial and other covenants, including a maximum funded debt ratio and minimum interest coverage as defined in the Credit Agreement. The Company generally tests its compliance with these financial covenants on a fiscal quarterly basis. At May 30, 2009, the interest rates applicable to the Company’s borrowings under the Credit Agreement were calculated as LIBOR plus 50 basis points at the time of the respective borrowings and ranged from 0.85% to 3.25%. As of May 30, 2009 the Company had outstanding borrowings of approximately $12.0 million, outstanding letters of credit amounting to $35.7 million and $177.3 million available for borrowing. Subsequent to the quarter ended May 30, 2009, the Company repaid the remaining $12.0 million on its line of credit under the Credit Agreement. As a result, the Company has classified this amount within current maturities of long-term obligations.

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

As of May 30, 2009, the Company was in compliance with all covenants under the 2004 Note Agreement, 2006 Note Agreement and the Credit Agreement.

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

For the thirty-nine weeks ended May 30, 2009, there were 2,000 shares of Class B Common Stock converted to Common Stock. For the forty weeks ended May 31, 2008, there were 80 shares of Class B Common Stock converted to Common Stock.

11. Comprehensive Income

The components of comprehensive income are as follows (in thousands):

	Thirteen	Thirteen	Thirty-nine	Forty
	weeks ended	weeks ended	weeks ended	weeks ended
	May 30,	May 31,	May 30,	May 31,
	2009	2008	2009	2008

Net income	$21,689	$16,940	$58,831	$48,695
Other comprehensive income (loss):
Foreign currency translation adjustments	10,258	27	(2,674)	4,181
Pension-related	—	—	(473)	—
Change in value of interest rate swap, net	(261)	1,537	(2,161)	174

Comprehensive income	$31,686	$18,504	$53,523	$53,050

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

The Company refers to the US and Canadian Rental and Cleaning, MFG, and Corporate reporting segments combined as its “core laundry operations,” which is included as a subtotal in the following table (in thousands):

	US and
	Canadian				Subtotal
	Rental and		Net Interco		Core Laundry	Specialty
	Cleaning	MFG	MFG Elim	Corporate	Operations	Garments	First Aid	Total
Thirteen weeks ended
May 30, 2009
Revenues	$221,780	$15,687	$(15,687)	$1,997	$223,777	$21,040	$7,288	$252,105

Income (loss) from operations	$41,764	$5,909	$441	$(14,854)	$33,260	$3,013	$442	$36,715

Interest (income) expense, net	$(445)	$—	$—	$2,230	$1,785	$—	$—	$1,785

Income (loss) before taxes	$42,224	$5,675	$441	$(17,044)	$31,296	$3,982	$441	$35,719

Thirteen weeks ended
May 31, 2008
Revenues	$224,715	$22,377	$(22,377)	$1,971	$226,686	$20,401	$7,530	$254,617

Income (loss) from operations	$34,152	$8,328	$(903)	$(13,664)	$27,913	$1,840	$45	$29,798

Interest (income) expense, net	$(558)	$—	$—	$2,550	$1,992	$—	$—	$1,992

Income (loss) before taxes	$34,704	$8,175	$(902)	$(16,170)	$25,807	$1,946	$45	$27,798

	US and
	Canadian				Subtotal
	Rental and		Net Interco		Core Laundry	Specialty
	Cleaning	MFG	MFG Elim	Corporate	Operations	Garments	First Aid	Total
Thirty-nine weeks ended
May 30, 2009
Revenues	$689,064	$61,625	(61,625)	$5,930	$694,994	$55,720	$21,230	$771,944

Income (loss) from operations	$124,940	$21,609	(770)	$(47,848)	$97,931	$6,411	$535	$104,877

Interest (income) expense, net	$(1,515)	$—	—	$7,164	$5,649	$—	$—	$5,649

Income (loss) before taxes	$126,482	$21,849	(770)	$(55,198)	$92,363	$5,990	$535	$98,888

Forty weeks ended
May 31, 2008
Revenues	$686,648	$67,297	(67,297)	$6,695	$693,343	$54,783	$24,039	$772,165

Income (loss) from operations	$108,343	$24,101	(2,610)	$(47,255)	$82,579	$3,840	$354	$86,773

Interest (income) expense, net	$(1,701)	$—	—	$9,463	$7,762	$—	$—	$7,762

Income (loss) before taxes	$110,014	$23,783	(2,609)	$(56,475)	$74,713	$4,365	$354	$79,432

The Company’s long-lived assets as of May 30, 2009 and August 30, 2008, the Company’s revenues and income before income taxes for the thirteen weeks ended May 30, 2009 and May 31, 2008, as well as the Company’s revenues and income before income taxes for the thirty-nine and forty weeks ended May 30, 2009 and May 31, 2008, respectively, were attributed to the following countries (in thousands):

	May 30, 2009	August 30, 2008
Long-lived assets:
United States	$665,599	$653,979
Europe, Canada and Mexico (1)	45,266	43,583
Total	$710,865	$697,562

	Thirteen weeks ended	Thirteen weeks ended	Thirty-nine weeks ended	Forty weeks ended
	May 30,	May 31,	May 30,	May 31,
	2009	2008	2009	2008
Revenues:
United States	$230,266	$229,083	$706,516	$698,401
Europe and Canada (1)	21,839	25,534	65,428	73,764
Total	$252,105	$254,617	$771,944	$772,165

Income before income taxes:
United States	$32,155	$24,040	$89,840	$68,076
Europe, Canada and Mexico (1)	3,564	3,758	9,048	11,356
Total	$35,719	$27,798	$98,888	$79,432

(1)	No foreign country accounts for greater than 10% of total long-lived assets, revenues, or income before income taxes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR FOR FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and any documents incorporated by reference may contain forward looking statements within the meaning of the federal securities laws. Forward looking statements contained in this Quarterly Report on Form 10-Q and any documents incorporated by reference are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Forward looking statements may be identified by words such as “estimates,” “anticipates,” “projects,” “plans,” “expects,” “intends,” “believes,” “seeks,” “could,” “should,” “may,” “will,” or the negative versions thereof, and similar expressions and by the context in which they are used. Such forward looking statements are based upon our current expectations and speak only as of the date made. Such statements are highly dependent upon a variety of risks, uncertainties and other important factors that could cause actual results to differ materially from those reflected in such forward looking statements. Such factors include, but are not limited to, uncertainties regarding our ability to consummate and successfully integrate acquired businesses, uncertainties regarding any existing or newly-discovered expenses and liabilities related to environmental compliance and remediation, our ability to compete successfully without any significant degradation in our margin rates, seasonal fluctuations in business levels, uncertainties regarding the price levels of natural gas, electricity, fuel and labor, the impact of negative economic conditions on our customers and such customers’ workforce, the level and duration of workforce reductions by our customers, the continuing increase in domestic healthcare costs, demand and prices for our products and services, additional professional and internal costs necessary for compliance with recent and proposed future changes in Securities and Exchange Commission (including the Sarbanes-Oxley Act of 2002), New York Stock Exchange and accounting rules, strikes and unemployment levels, our efforts to evaluate and potentially reduce internal costs, economic and other developments associated with the war on terrorism and its impact on the economy, general economic conditions and other factors described under “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended August 30, 2008, as updated in Part II, Item 1A of this Quarterly Report on Form 10-Q and our other filings with the Securities and Exchange Commission. We undertake no obligation to update any forward looking statements to reflect events or circumstances arising after the date on which such statements are made.

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

We continue to expand into additional geographic markets through acquisitions and organic growth. We currently service over 200,000 customer locations in the United States, Canada and Europe from over 200 customer service, distribution and manufacturing facilities.

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

Results of Operations

The amounts of revenues and certain expense items for the thirteen and thirty-nine weeks ended May 30, 2009 and the thirteen and forty weeks ended May 31, 2008, and the percentage changes in revenues and certain expense items as a percentage of total revenues between these periods, are presented in the following table. Operating costs presented in the table below include merchandise costs related to the amortization of rental merchandise in service and direct sales as well as labor and other production, service and delivery costs associated with operating our industrial laundries, Specialty Garments facilities, First Aid locations and our distribution center. Selling and administrative costs include costs related to our sales and marketing functions, as well as general and administrative costs associated with our corporate offices and operating locations including information systems, engineering, materials management, manufacturing planning, finance, budgeting, and human resources.

	Thirteen weeks ended		Thirteen weeks ended			Thirty-nine weeks ended		Forty weeks ended
(in thousands, except percentages)	May 30, 2009	% of Rev.	May 31, 2008	% of Rev.	% Change	May 30, 2009	% of Rev.	May 31, 2008	% of Rev.	% Change

Revenues	$252,105	100.0%	$254,617	100.0%	-1.0%	$771,944	100.0%	$772,165	100.0%	0.0%

Costs and expenses:
Operating costs (1)	148,597	58.9	157,169	61.7	-5.5	464,632	60.2	480,797	62.3	-3.4
Selling and administrative expenses (1)	52,152	20.7	54,458	21.4	-4.2	159,752	20.7	164,501	21.3	-2.9
Depreciation and amortization	14,641	5.8	13,192	5.2	11.0	42,683	5.5	40,094	5.2	6.5
	215,390	85.4	224,819	88.3	-4.2	667,067	86.4	685,392	88.8	-2.7

Income from operations	36,715	14.6	29,798	11.7	23.2	104,877	13.6	86,773	11.2	20.9

Other expense (income)	996	0.4	2,000	0.8	-50.2	5,989	0.8	7,341	1.0	-18.4

Income before income taxes	35,719	14.2	27,798	10.9	28.5	98,888	12.8	79,432	10.3	24.5
Provision for income taxes	14,030	5.6	10,858	4.2	29.2	40,057	5.2	30,737	4.0	30.3

Net income	$21,689	8.6%	$16,940	6.7%	28.0%	$58,831	7.6%	$48,695	6.3%	20.8%

(1) Exclusive of depreciation on our property and equipment and amortization of our intangible assets.

The current worldwide economic weakness may negatively impact our revenues for the balance of fiscal 2009 and into fiscal 2010 due to the impact on spending plans and employment levels of our customers and sales prospects. Since the beginning of the fiscal 2009 year, U.S. unemployment rates have continued to increase, which is impacting our broad customer base. Lost accounts have increased, and may continue to increase, as we are seeing a larger number of accounts going out of business or in financial distress.

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

Thirteen weeks ended May 30, 2009 compared with thirteen weeks ended May 31, 2008

Revenues

	May 30,	May 31,	Dollar	Percent
(In thousands, except percentages)	2009	2008	Change	Change

Core Laundry Operations	$223,777	$226,686	$(2,909)	-1.3%
Specialty Garments	21,040	20,401	639	3.1
First Aid	7,288	7,530	(242)	-3.2
Consolidated total	$252,105	$254,617	$(2,512)	-1.0%

For the thirteen weeks ended May 30, 2009, our consolidated revenues decreased by $2.5 million from the thirteen weeks ended May 31, 2008, or 1.0%. The consolidated decrease was primarily driven by a $2.9 million decrease in revenues from our Core Laundry Operations, offset partially by an increase in revenues in our Specialty Garments segment. Core Laundry Operations’ revenues decreased from $226.7 million for the thirteen weeks ended May 31, 2008 to $223.8 million for the thirteen weeks ended May 30, 2009, or 1.3%. This decrease was attributable to a decline in organic growth (which is net of the impact of acquisitions and changes in foreign currency) of 1.0% and a decrease from the effect of foreign exchange rate fluctuations on our Canadian revenues of 1.6% offset by acquisition-related growth of 1.3%. Organic growth is comprised of new sales, additions to our existing customer base and price increases offset by lost accounts and reductions to our existing customer base. The decrease in our organic growth rate from 6.6% in the first quarter of fiscal 2009 to negative 1.0% in the third quarter of fiscal 2009 is primarily due to the high rate of wearer reductions in our existing customer base. Since the beginning of the 2009 fiscal year, U.S. unemployment rates have continued to increase, which is impacting our broad customer base. Lost accounts have also increased over the prior year as we are seeing a larger number of accounts either going out of business or in financial distress.

Specialty Garments revenues increased by 3.1% from $20.4 million in the third quarter of fiscal 2008 to $21.0 million in the third quarter of fiscal 2009 primarily due to growth in our Canadian customers and our clean room operations. Revenues for the First Aid segment decreased 3.2% from $7.5 million in the third quarter of 2008 to $7.3 million in the third quarter of 2009. This segment of our business has been particularly impacted by declining economic conditions.

Operating Costs

Operating costs decreased as a percentage of revenues from 61.7%, or $157.2 million, to 58.9%, or $148.6 million, for the thirteen weeks ended May 31, 2008 and May 30, 2009, respectively. This decrease was primarily driven by lower energy costs associated with operating our fleet of delivery trucks and our industrial laundry facilities as well as lower merchandise costs in our Core Laundry Operations. As a result of an approximately 8% employee headcount reduction since January 1, 2009, there was a decrease in payroll costs during the thirteen weeks ended May 30, 2009. These benefits were partially offset by higher healthcare and other payroll related costs, and increased bad debt expense as a percentage of revenues.

Selling and Administrative Expense

Our selling and administrative expenses decreased as a percentage of revenues from 21.4%, or $54.5 million, to 20.7%, or $52.2 million, for the thirteen weeks ended May 31, 2008 and May 30, 2009, respectively. This decrease was primarily due to a decrease in payroll costs, as a result of the headcount reduction discussed above, offset in part by higher healthcare and other payroll related costs as a percentage of revenues. In addition, the thirteen weeks ended May 30, 2009 included a charge to increase our environmental reserve by $1.1 million as compared to a charge in prior year of $0.5 million. We also benefitted from reduced travel and other administrative costs as we continued to focus on controlling our expenses.

Depreciation and Amortization

Our depreciation and amortization expense increased to $14.6 million for the thirteen weeks ended May 30, 2009 from $13.2 million for the thirteen weeks ended May 31, 2008. The increase in depreciation and amortization expense was due to capital expenditure and acquisition activity. As a percentage of revenues, depreciation and amortization increased to 5.8% for the thirteen weeks ended May 30, 2009 from 5.2% for the thirteen weeks ended May 31, 2008.

Income from Operations

For the thirteen weeks ended May 30, 2009 and May 31, 2008, respectively, changes in our revenues and costs as discussed above resulted in the following changes in our income from operations:

	May 30,	May 31,	Dollar	Percent
(In thousands, except percentages)	2009	2008	Change	Change

Core Laundry Operations	$33,260	$27,913	$5,347	19.2%
Specialty Garments	3,013	1,840	1,173	63.8
First Aid	442	45	397	887.8
Consolidated total	$36,715	$29,798	$6,917	23.2%

Other Expense (income)

Other expense (income), which includes interest expense, interest income and foreign currency exchange (gain) loss, was $1.0 million for the thirteen weeks ended May 30, 2009 as compared with $2.0 million for the thirteen weeks ended May 31, 2008. This decrease was primarily due to an exchange rate gain of $0.8 million in the thirteen weeks ended May 30, 2009 compared to a loss of $8,000 in the comparable period in 2008. In addition, the Company benefitted from lower interest expense as a result of lower average interest rates affecting our variable rate debt as well as a decrease in our average debt outstanding during the period as the Company has continued to pay down debt with its excess operating cash flows.

Provision for Income Taxes

Our effective income tax rate was 39.3% for the thirteen weeks ended May 30, 2009, as compared to 39.1% for the thirteen weeks ended May 31, 2008. The increase was primarily due to changes in the Company’s reserves for income tax exposures as well as an increase in U.S. state income taxes compared to the prior year.

Thirty-nine weeks ended May 30, 2009 compared with forty weeks ended May 31, 2008

Revenues

	May 30,	May 31,	Dollar	Percent
(In thousands, except percentages)	2009	2008	Change	Change

Core Laundry Operations	$694,994	$693,343	$1,651	0.2%
Specialty Garments	55,720	54,783	937	1.7
First Aid	21,230	24,039	(2,809)	-11.7
Consolidated total	$771,944	$772,165	$(221)	0.0%

For the thirty-nine weeks ended May 30, 2009, our consolidated revenues were relatively flat from the forty weeks ended May 31, 2008. The second quarter of fiscal 2009 had one less work week compared to the second quarter of fiscal 2008 which accounted for a decline in revenues of 2.6%. In addition, the effect of foreign exchange rate fluctuations on our consolidated revenues resulted in a decline of 1.6%. These decreases were offset by organic growth of 2.8% and acquisitions-related growth of 1.4%.

Core Laundry Operations’ revenues increased from $693.3 million for the forty weeks ended May 31, 2008 to $695.0 million for the thirty-nine weeks ended May 30, 2009, or 0.2%. Excluding the effect of the additional work week in the first three quarters of fiscal 2008, revenues increased by 2.8%, which was attributable to organic growth of 2.9% and acquisition-related growth of 1.4%. These increases were offset in part by a decrease of 1.5% from the effect of foreign exchange rate fluctuations on our Canadian revenues. Our organic growth rates for the first three quarters of fiscal 2009 slowed compared to fiscal 2008 primarily due to the high rate of wearer reductions in our existing customer base. Since the beginning of our 2009 fiscal year, U.S. unemployment rates have continued to increase, which is impacting our broad customer base. Lost accounts have also increased over the prior year as we are seeing a larger number of accounts either going out of business or in financial distress.

Specialty Garments revenues increased by 1.7% primarily due to the growth in our Canadian and clean room operations, which was partially offset by the effect of the extra week in fiscal 2008. Revenues for the First Aid segment decreased 11.7%, from $24.0 million in forty weeks ending May 31, 2008 to $21.2 million in the thirty-nine weeks ended May 30, 2009. The extra work week in the first three quarters of fiscal 2008 accounted for a 2.6% decline in revenues. This segment of our business has been particularly impacted by declining economic conditions.

Operating Costs

Operating costs decreased as a percentage of revenues from 62.3%, or $480.8 million, for the forty weeks ended May 31, 2008, to 60.2%, or $464.6 million, for the thirty-nine weeks ended May 30, 2009. This decrease was driven by lower merchandise costs in our Core Laundry Operations as a percentage of revenues compared to the first three quarters of fiscal 2008, and lower energy costs associated with operating our fleet of delivery trucks. As a result of an approximately 8% employee headcount reduction since January 1, 2009, there was a decrease in payroll costs during the thirty-nine weeks ended May 30, 2009. These benefits were partially offset by increases in bad debt expense.

Selling and Administrative Expense

Our selling and administrative expenses decreased as a percentage of revenues to 20.7%, or $159.8 million, for the thirty-nine weeks ended May 30, 2009 from 21.3%, or $164.5 million, for the forty weeks ended May 31, 2008. This decrease was primarily due to decreases in payroll costs, as a result of the headcount reduction discussed above, as well as other administrative costs as a percentage of revenues as we continued to focus on controlling spending. These benefits were partially offset by higher healthcare costs. In addition, the thirty-nine weeks ended May 30, 2009 included charges to increase our environmental reserve totaling $3.2 million as compared an adjustment in the forty weeks ended May 31, 2008, of $0.5 million.

Depreciation and Amortization

Our depreciation and amortization expense increased to $42.7 million for the thirty-nine weeks ended May 30, 2009 from $40.1 million for the forty weeks ended May 31, 2008. The increase in depreciation and amortization expense was due to capital expenditure and acquisition activity. As a percentage of revenues, depreciation and amortization increased to 5.5% for the thirty-nine weeks ended May 30, 2009 compared to 5.2% for the forty weeks ended May 31, 2008.

Income from Operations

For the thirty-nine weeks ended May 30, 2009 and the forty weeks ended May 31, 2008, the revenue growth in our operations and the change in our costs discussed above, resulted in the following changes in our income from operations:

	May 30,	May 31,	Dollar	Percent
(In thousands, except percentages)	2009	2008	Change	Change

Core Laundry Operations	$97,931	$82,579	$15,352	18.6%
Specialty Garments	6,411	3,840	2,571	67.0
First Aid	535	354	181	51.2
Consolidated total	$104,877	$86,773	$18,104	20.9%

Other Expense (income)

Other expense (income), which includes interest expense, interest income and foreign currency exchange (gain) loss, was $6.0 million for the thirty-nine weeks ended May 30, 2009 as compared with $7.3 million for the forty weeks ended May 31, 2008. This decrease was primarily due to lower interest expense as a result of lower average interest rates affecting our variable rate debt as well as a decrease in our average debt outstanding during the period as the Company has continued to pay down debt with its excess operating cash flows.

Provision for Income Taxes

Our effective income tax rate was 40.5% for the thirty-nine weeks ended May 30, 2009, as compared to 38.7% for the forty weeks ended May 31, 2008. The increase was primarily due to changes in the Company’s reserves for income tax exposures as well as an increase in U.S. state income taxes compared to the prior year.

Liquidity and Capital Resources

General

As of May 30, 2009, we had cash and cash equivalents of $32.4 million and working capital of $116.4 million. We believe that current cash and cash equivalent balances, cash generated from operations and amounts available under our Credit Agreement (defined below) will be sufficient to meet our currently anticipated working capital and capital expenditure requirements for at least the next 12 months.

Sources and Uses of Cash

During the thirty-nine weeks ended May 30, 2009, we generated cash from operating activities of $109.4 million, resulting primarily from net income of $58.8 million, amounts charged for depreciation and amortization of $42.7 million, decreases in rental merchandise in service of $15.8 million and increases in accrued income taxes of $7.1 million, which were partially offset by increases in accounts receivable of $1.6 million, inventories of $1.3 million, prepaid expenses of $1.8 million, as well as decreases in accounts payable and accruals of $11.4 million. We used our cash to, among other things, fund $55.5 million in capital expenditures and fund the acquisition of businesses totaling approximately $3.4 million. Our long-term debt decreased by approximately $41.6 million as a result of $139.0 million of borrowings offset by $180.6 million of repayments during the thirty-nine weeks ended May 30, 2009.

Long-Term Debt and Borrowing Capacity

We have a $225.0 million unsecured revolving credit agreement (“Credit Agreement”) with a syndicate of banks, which matures on September 13, 2011. Under the Credit Agreement, we can borrow funds at variable interest rates based on the Eurodollar rate or the bank’s prime rate, as selected by us. Availability of credit requires our compliance with certain financial and other covenants, including a maximum funded debt ratio and minimum interest coverage as defined in the Credit Agreement. We generally test our compliance with these financial covenants on a fiscal quarterly basis. At May 30, 2009, the interest rates applicable to our borrowings under the Credit Agreement were calculated as LIBOR plus 50 basis points at the time of the respective borrowings and ranged from 0.85% to 3.25%. As of May 30, 2009, we had outstanding borrowings of approximately $12.0 million, letters of credit of $35.7 million and $177.3 million available for borrowing. Subsequent to the quarter ended May 30, 2009, we repaid the remaining $12.0 million on our line of credit under the Credit Agreement. As a result, we have classified this amount within current maturities of long-term obligations.

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

As of May 30, 2009, we were in compliance with all covenants under the 2004 Note Agreement, 2006 Note Agreement and the Credit Agreement.

In January 2008, we entered into an interest rate swap agreement to manage our exposure to interest rate movements and the related effect on our variable rate debt. The swap agreement, with a notional amount of $100.0 million, matures on March 14, 2011. We pay a fixed rate of 3.51% and receive a variable rate tied to the three month LIBOR rate. We have accounted for this instrument as a cash flow hedge under SFAS No. 133 and, as a result, have recorded all changes in the fair value of the swap agreement in accumulated other comprehensive (loss) income, a component of shareholders’ equity. For additional information regarding the interest rate swap, see Note 4 to our Consolidated Financial Statements.

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

Accounting principles generally accepted in the United States require that a liability for contingencies be recorded when it is probable that a liability has occurred and the amount of the liability can be reasonably estimated. Significant judgment is required to determine the existence of a liability, as well as the amount to be recorded. We regularly consult with attorneys and outside consultants, in our consideration of the relevant facts and circumstances, before recording a contingent liability. Changes in enacted laws, regulatory orders or decrees, management’s estimates of costs, insurance proceeds, participation by other parties, the timing of payments and the input of outside consultants and attorneys based on changing legal or factual circumstances could have a material impact on the amounts recorded for environmental and other contingent liabilities.

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

We have accrued certain costs related to the sites described above as it has been determined that the costs are probable and can be reasonably estimated. We continue to implement mitigation measures and to monitor environmental conditions at the Somerville, Massachusetts site. We also have potential exposure related to an additional parcel of land (the “Central Area”) related to the Woburn, Massachusetts site discussed above. Currently, the consent order for the Woburn, Massachusetts site discussed above does not define or require any remediation work in the Central Area. We recently received written comments from the United States Environmental Protection Agency (“EPA”) requesting additional information and response actions with respect to both our property at the Woburn site and the Central Area. These comments are being reviewed with the EPA and other parties to the decree, and they are not yet final. We have accrued costs to perform certain work responsive to the EPA’s comments.

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

There is usually a range of reasonable estimates of the costs associated with each site. We generally use the amount within the range that constitutes our best estimate. When we believe that both the amount of a particular liability and the timing of the payments are reliably determinable, we adjust the cost in current dollars using a rate of 3% for inflation until the time of expected payment and discount the cost to present value using risk-free interest rates ranging from 3.5% to 4.3%.

For environmental liabilities that have been discounted, we include interest accretion, based on the effective interest method, in operating costs on the Consolidated Statements of Income. The changes to the amounts of our environmental liabilities for the thirty-nine weeks ended May 30, 2009 are as follows (in thousands):

Beginning balance as of August 30, 2008	$15,097
Costs incurred for which reserves have been provided	(2,359)
Insurance proceeds received	119
Interest accretion	501
Revisions in estimates	3,183
Balance as of May 30, 2009	$16,541

For the thirty-nine weeks ended May 30, 2009, we increased our environmental accrual by approximately $3.2 million primarily due to adjustments to increase our environmental reserves related to ongoing investigations at two of our environmental exposure sites. Anticipated payments and insurance proceeds relating to currently identified environmental remediation liabilities as of May 30, 2009, for the next five fiscal years and thereafter, as measured in current dollars, are reflected below (in thousands).

Fiscal year ended August	2009	2010	2011	2012	2013	Thereafter	Total
Estimated costs – current dollars	$2,422	2,622	2,144	1,003	828	12,829	$21,848

Estimated insurance proceeds	(61)	(180)	(187)	(180)	(180)	(2,434)	(3,222)

Net anticipated costs	$2,361	2,442	1,957	823	648	10,395	$18,626

Effect of Inflation							7,228
Effect of Discounting							(9,313)

Balance as of May 30, 2009							$16,541

Estimated insurance proceeds are primarily received from an annuity received as part of our legal settlement with an insurance company. Annual proceeds of approximately $0.3 million are deposited into an escrow account which funds remediation and monitoring costs for three sites related to our former operations in Williamstown, Vermont. Annual proceeds received but not expended in the current year accumulate in this account and may be used in future years for costs related to this site through the year 2027. As of May 30, 2009, the balance in this escrow account, which is held in a trust and is not recorded on our Consolidated Balance Sheet, was approximately $2.8 million. Also included in estimated insurance proceeds are amounts we are entitled to receive pursuant to legal settlements as reimbursements from three insurance companies for estimated costs at the site in Uvalde, Texas.

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

Contractual Obligations and Other Commercial Commitments

As of May 30, 2009, there were no material changes in our contractual obligations that were disclosed in our Annual Report on Form 10-K for the year ended August 30, 2008.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosure requirements about fair value measurements.  In February 2008, the FASB issued Staff Position 157-2 which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  We partially adopted SFAS No. 157 on August 31, 2008, as required.  The adoption of SFAS No. 157 for our financial assets and liabilities did not have a material impact on our results of operations or our financial condition.  We are currently evaluating the impact, if any, the adoption of the delayed portion of SFAS No. 157 will have on our Consolidated Financial Statements. See Note 3 to our Consolidated Financial Statements for further discussion on our adoption of SFAS No. 157.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 amends SFAS No. 133 requiring enhanced disclosures about an entity’s derivative and hedging activities thereby improving the transparency of financial reporting. SFAS No. 161’s disclosures provide additional information on how and why derivative instruments are being used. SFAS No. 161 was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We adopted SFAS No. 161 on March 1, 2009, and the adoption did not have a material impact on our financial statements. The adoption of SFAS No. 161 resulted in enhanced disclosure regarding our outstanding derivatives.

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

During the thirteen weeks ended February 28, 2009, there was a decline in the market value of our stock as well as significant deterioration in general economic conditions. The decline in our market capitalization prompted our management to conduct a goodwill analysis, in accordance with the provisions of SFAS No. 142, to determine if an impairment of goodwill existed. Based on the outcome of our analysis, we concluded that no impairment existed as of February 28, 2009. We did not perform a similar impairment analysis during the thirteen weeks ended May 30, 2009 because we concluded that there were no impairment indicators present during the quarter.

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

Property and equipment and definite-lived intangible assets are depreciated or amortized over their useful lives. Useful lives are based on our estimates of the period that the assets will generate revenue. Long-lived assets are evaluated for impairment whenever events and circumstances indicate an asset may be impaired. There were no impairments of property and equipment, goodwill or definite-lived intangible assets in the thirty-nine weeks ended May 30, 2009 or the year ended August 30, 2008.

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

Environmental and Other Contingencies

We are subject to legal proceedings and claims arising from the conduct of our business operations, including environmental matters, personal injury, customer contract matters and employment claims. Accounting principles generally accepted in the United States require that a liability for contingencies be recorded when it is probable that a liability has occurred and the amount of the liability can be reasonably estimated. Significant judgment is required to determine the existence of a liability, as well as the amount to be recorded. We regularly consult with our attorneys and outside consultants, in our consideration of the relevant facts and circumstances, before recording a contingent liability. We record accruals for environmental and other contingencies based on enacted laws, regulatory orders or decrees, our estimates of costs, insurance proceeds, participation by other parties, the timing of payments, and the input of our attorneys and outside consultants.

The estimated liability for environmental contingencies has been discounted using risk-free interest rates ranging from 3.5% to 4.3% over periods ranging from ten to thirty years. The estimated current costs, net of legal settlements with insurance carriers, have been adjusted for the estimated impact of inflation at 3% per year. Changes in enacted laws, regulatory orders or decrees, our estimates of costs, risk-free interest rates, insurance proceeds, participation by other parties, the timing of payments and the input of our attorneys and outside consultants based on changing legal or factual circumstances could have a material impact on the amounts recorded for our environmental and other contingent liabilities. Refer to Note 7 of our Consolidated Financial Statements for additional discussion and analysis.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

We have determined that all of our foreign subsidiaries operate primarily in local currencies that represent the functional currencies of such subsidiaries. All assets and liabilities of our foreign subsidiaries are translated into U.S. dollars using the exchange rate prevailing at the balance sheet date. The effect of exchange rate fluctuations on the translation of assets and liabilities are recorded as a component of shareholders’ equity. Income and expense accounts are translated at average exchange rates during the year. As such, our financial condition and operating results are affected by fluctuations in the value of the U.S. dollar as compared to currencies in foreign countries. Revenues denominated in currencies other than the U.S. dollar represented approximately 9% and 8% of total consolidated revenues the thirteen and thirty-nine weeks ended May 30, 2009, respectively, and total assets denominated in currencies other than the U.S. dollar represented approximately 10% of total consolidated assets for both periods ending May 30, 2009 and August 30, 2008, respectively. If exchange rates had changed by 10% from the actual rates in effect during the thirteen and thirty-nine weeks ended as of May 30, 2009, our revenues for the thirteen and thirty-nine weeks ended May 30, 2009 would have increased or decreased by approximately $2.2 million and $6.5 million, respectively, and assets as of May 30, 2009 would have increased or decreased by approximately $9.7 million.

We do not operate a hedging program to mitigate the effect of a significant change in the value of our foreign subsidiaries functional currencies, which include the Canadian Dollar, Euro, British Pound, and Mexican Peso, as compared to the U.S. dollar. Any gains or losses resulting from foreign currency transactions, including exchange rate fluctuations on intercompany accounts, are reported as transaction (gains) losses in our other expense (income). The intercompany payables and receivables are denominated in Canadian Dollars, Euros, British Pounds and Mexican Pesos. During the thirteen and thirty-nine weeks ended May 30, 2009, transaction gains (losses) included in other expense (income) were approximately $0.8 million and $(0.3) million, respectively. If the exchange rates had changed by 10% during the thirteen and thirty-nine weeks ended May 30, 2009, we would have recognized exchange gains or losses of approximately $0.6 million for both periods.

Interest Rate Sensitivity

We are exposed to market risk from changes in interest rates which may adversely affect our financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, we manage these exposures through our regular operating and financing activities. We are exposed to interest rate risk primarily through our borrowings under our $225.0 million Credit Agreement with a syndicate of banks and our 2006 Floating Rate Notes which were purchased by a group of insurance companies pursuant to our 2006 Note Agreement. Under both agreements, we borrow funds at variable interest rates based on the Eurodollar rate or LIBOR rates. If the LIBOR and Eurodollar rates fluctuated by 10% from the actual rates in effect during the thirteen and thirty-nine weeks ended May 30, 2009, interest expense would have fluctuated by approximately $0.1 million and $0.3 million from the interest expense recognized for the thirteen and thirty-nine weeks ended May 30, 2009, respectively.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the third quarter of fiscal 2009 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

To our knowledge, there have been no material changes in the risk factors described in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended August 30, 2008, except to the extent additional factual information disclosed in this Quarterly Report on Form 10-Q relates to such risk factors and except for the revised risk factors set forth below. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended August 30, 2008, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

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

As part of our growth strategy, we intend to continue to actively pursue additional acquisition opportunities. However, as discussed above, we compete with others within our industry for suitable acquisition candidates. This competition may increase the price for acquisitions and reduce the number of acquisition candidates available to us. Moreover, the current economic recession has resulted in, and may continue to result in, the sale of fewer target businesses at prices consistent with the current declining market. As a result, acquisition candidates may not be available to us in the future on favorable terms. Even if we are able to acquire businesses on favorable terms, managing growth through acquisition is a difficult process that includes integration and training of personnel, combining plant and operating procedures and additional matters related to the integration of acquired businesses within our existing organization. Unanticipated issues related to integration may result in additional expense or in disruption to our operations, either of which could negatively impact our ability to achieve anticipated benefits. While we believe we will be able to fully integrate acquired businesses, we can give no assurance that we will be successful in this regard.

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

On a quarterly basis, we assess each of our environmental sites to determine whether the costs of investigation and remediation of environmental conditions are probable and can be reasonably estimated as well as the adequacy of our accruals with respect to such costs. For example, in fiscal 2009 we have increased our environmental accrual by approximately $3.2 million primarily due to adjustments to increase our environmental reserves related to ongoing investigations at two of our environmental exposure sites. There can be no assurance that our accruals with respect to our environmental sites will be sufficient or that the costs of remediation and investigation will not substantially exceed our accruals as new facts, circumstances or estimates arise.

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

We supply uniform services to many industries that have been subject to one or more of shifting employment levels, changes in worker productivity, uncertainty regarding the impacts of rehiring and a shift to offshore manufacturing. In addition, most of our customers have been adversely affected by the current economic recession and may have reduced worker headcounts as a consequence. The economic hardships among our customer base have also caused, and may continue to cause, some of our customers to restrict expenditures or even cease to conduct business. All of these factors have, and are likely in the future to continue to have, the effect of reducing the number of employees utilizing our uniform services, which adversely affects our sales and results of operations.

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

UniFirst Corporation

July 9, 2009	By:	/s/ Ronald D. Croatti Ronald D. Croatti President and Chief Executive Officer

July 9, 2009	By:	/s/ Steven S. Sintros Steven S. Sintros Vice President and Chief Financial Officer

EXHIBIT INDEX

*	31.1 Rule 13a-14(a)/15d-14(a) Certification of Ronald D. Croatti

*	31.2 Rule 13a-14(a)/15d-14(a) Certification of Steven S. Sintros

**	32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**	32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

**	Furnished herewith