Form 10-K
period 2009-08-29
UNIFIRST CORP
filed 2009-11-12
CIK 717954

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended August 29, 2009

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 0-8504

UNIFIRST CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Massachusetts	04-2103460
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

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

Yes ___     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ___     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑   No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes     No

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

Yes ___     No ☑

The number of outstanding shares of the Registrant’s Common Stock and Class B Common Stock at November 6, 2009 were 14,445,629 and 4,931,369, respectively. The aggregate market value of the voting stock of the Registrant held by non-affiliates as of February 27, 2009 (the last business day of the Registrant’s most recently completed second fiscal quarter), computed by reference to the closing sale price of such shares on such date, was approximately $339,518,256.

Documents Incorporated By Reference

The Registrant intends to file a Definitive Proxy Statement pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended, for its 2010 Annual Meeting of Shareholders within 120 days of the end of the fiscal year ended August 29, 2009. Portions of such Proxy Statement are incorporated by reference in Part III of this Annual Report on Form 10-K.

UniFirst Corporation

Annual Report on Form 10-K

For the Fiscal Year Ended August 29, 2009

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
Item 8. Financial Statements and Supplementary Data
Consolidated statements of income for each of the three years in the period ended August 29, 2009
Consolidated balance sheets as of August 29, 2009 and August 30, 2008
Consolidated statements of shareholders' equity for each of the three years in the period ended August 29, 2009
Consolidated statements of cash flows for each of the three years in the period ended August 29, 2009
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
Ex-31.1 Section 302 Certification of CEO
Ex-31.2 Section 302 Certification of CFO
Ex-32.1 Section 906 Certification of CEO
Ex-32.2 Section 906 Certification of CFO

PART I

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Our actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; “Safe Harbor for Forward Looking Statements” and “Risk Factors” included elsewhere in this Annual Report on Form 10-K.

ITEM 1. BUSINESS

GENERAL

UniFirst Corporation, a corporation organized under the laws of the Commonwealth of Massachusetts in 1950, together with its subsidiaries, hereunder referred to as “we”, “our”, the “Company”, or “UniFirst”, is one of the largest providers of workplace uniforms and protective work wear clothing in the United States. We design, manufacture, personalize, rent, clean, deliver, and sell a wide range of uniforms and protective clothing, including shirts, pants, jackets, coveralls, lab coats, smocks, aprons and specialized protective wear, such as flame resistant and high visibility garments. We also rent industrial wiping products, floor mats, facility service products, restroom supplies, and other non-garment items, and provide first aid cabinet services and other safety supplies, to a variety of manufacturers, retailers and service companies. We serve businesses of all sizes in numerous industry categories. At certain specialized facilities, we also decontaminate and clean work clothes that may have been exposed to radioactive materials and service special cleanroom protective wear.

Our principal services include providing customers with uniforms and other non-garment items, picking up soiled uniforms or other items on a periodic basis (usually weekly), and delivering, at the same time, cleaned and processed items. We offer uniforms in a wide variety of styles, colors, sizes and fabrics and with personalized emblems selected by the customer. Our centralized services, specialized equipment and economies of scale generally allow us to be more cost effective in providing garment services than customers could be themselves, particularly those customers with high employee turnover rates. During fiscal 2009, we manufactured approximately 65% of the garments we placed in service. Because we design and manufacture a majority of our own uniforms and protective clothes, we can produce custom garment programs for our larger customers, offer a diverse range of such designs within our standard line of garments and better control the quality, price and speed at which we produce such garments. In addition, among our competitors, we believe we have the largest in-house digital image processing capability, allowing us to convert an image provided by a customer into customized, mass producible embroidered emblems, typically within two days.

We have six operating segments: US Rental and Cleaning, Canadian Rental and Cleaning, Manufacturing (“MFG”), Specialty Garments Rental and Cleaning (“Specialty Garments”), First Aid and Corporate. The US Rental and Cleaning and Canadian Rental and Cleaning operating segments have been combined to form the US and Canadian Rental and Cleaning reporting segment. The US and Canadian Rental and Cleaning reporting segment purchases, rents, cleans, delivers and sells, uniforms and protective clothing and non-garment items in the United States and Canada. The Corporate operating segment consists of costs associated with our distribution center, sales and marketing, information systems, engineering, materials management, manufacturing planning, finance, budgeting, human resources, other general and administrative costs and interest expense. The revenues generated from the Corporate operating segment represent certain direct sales we made directly from our distribution center. The products sold by this operating segment are the same products rented and sold by the US and Canadian Rental and Cleaning reporting segments. The MFG operating segment designs and manufactures uniforms and non-garment items solely for the purpose of providing these goods to the US and Canadian Rental and Cleaning reporting segment. The Specialty Garments operating segment purchases, rents, cleans, delivers and sells, specialty garments and non-garment items primarily for nuclear and cleanroom applications. The First Aid operating segment sells first aid cabinet services and other safety supplies.

In fiscal 2009, we generated $1.013 billion in revenue, of which approximately 90% was derived from the US and Canadian Rental and Cleaning and Corporate segments. Specialty Garments and First Aid accounted for approximately 7% and 3% of our 2009 revenues, respectively.

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

COMPETITION

The uniform rental and sales industry is highly competitive. The principal methods of competition in the industry are the quality of products, the quality of service and price. We believe that the top four companies in the uniform rental segment of the industry, including UniFirst, currently generate over 40% of the industry’s volume. Our leading competitors include Cintas Corporation, Aramark Corporation and G&K Services, Inc. The remainder of the market, however, is divided among more than 400 smaller businesses, many of which serve one or a limited number of markets or geographic service areas. In addition to our traditional rental competitors, we may increasingly compete in the future with businesses that focus on selling uniforms and other related items. We also compete with industry competitors for acquisitions.

MANUFACTURING AND SOURCING

We manufactured approximately 65% of all garments which we placed in service during fiscal 2009. These were primarily work pants and shirts manufactured at our plants in Cardenas, Ebano and Valles, which are located in San Luis Potosi, Mexico. The balance of the garments used in our programs are purchased from a variety of industry suppliers. While we currently acquire the raw materials with which we produce our garments from a limited number of suppliers, we believe that such materials are readily available from other sources. To date, we have experienced no significant difficulty in obtaining any of our raw materials or supplies. Currently, we also manufacture approximately 73% of the mats we place in service at our plant in Cave City, Arkansas.

EMPLOYEES

At August 29, 2009, we employed approximately 9,700 persons. Approximately 2% of our United States employees are represented by a union pursuant to a collective bargaining agreement. We consider our employee relations to be good.

EXECUTIVE OFFICERS

Our executive officers are as follows:

NAME	AGE	POSITION
Ronald D. Croatti	66	Chairman of the Board, President, and Chief Executive Officer
Steven S. Sintros	35	Vice President and Chief Financial Officer
Cynthia Croatti	54	Executive Vice President and Treasurer
Bruce P. Boynton	61	Senior Vice President, Operations
David A. DiFillippo	52	Senior Vice President, Operations
David M. Katz	45	Vice President, Sales and Marketing

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

Steven S. Sintros joined our Company in 2004. Mr. Sintros served as a Finance Manager in 2004 and Corporate Controller from 2005 until January 2009. Mr. Sintros has served as our Vice President and Chief Financial Officer since January 2009 and has primary responsibility for overseeing the financial functions of our Company, as well as its information systems department.

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

David M. Katz joined our Company as Vice President, Sales and Marketing in January 2009. Mr. Katz has primary responsibility for overseeing the sales and marketing functions of our Company. Prior to joining our Company, Mr. Katz worked for DHL Express where he served as the Northeast Vice President of Field Sales, from 2003 to 2007, the Northeast Vice President of National Account Sales from 2007 to 2008 and the Senior Vice President and General Manager of the Northeast from 2008 until January 2009.

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

SAFE HARBOR FOR FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K and any documents incorporated by reference may contain forward looking statements within the meaning of the federal securities laws. Forward looking statements contained in this Annual Report on Form 10-K and any documents incorporated by reference are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Forward looking statements may be identified by words such as “estimates,” “anticipates,” “projects,” “plans,” “expects,” “intends,” “believes,” “seeks,” “could,” “should,” “may,” “will,” or the negative versions thereof, and similar expressions and by the context in which they are used. Such forward looking statements are based upon our current expectations and speak only as of the date made. Such statements are highly dependent upon a variety of risks, uncertainties and other important factors that could cause actual results to differ materially from those reflected in such forward looking statements. Such factors include, but are not limited to, uncertainties regarding our ability to consummate and successfully integrate acquired businesses, uncertainties regarding any existing or newly-discovered expenses and liabilities related to environmental compliance and remediation, our ability to compete successfully without any significant degradation in our margin rates, seasonal and quarterly fluctuations in business levels, our ability to preserve positive labor relationships and avoid becoming the target of corporate labor unionization campaigns that could disrupt our business, the effect of currency fluctuations on our results of operations and financial condition, our dependence on third parties to supply us with raw materials, any loss of key management or other personnel, increased costs as a result of any future changes in federal or state laws, rules and regulations or governmental interpretation of such laws, rules and regulations, uncertainties regarding the price levels of natural gas, electricity, fuel and labor, the impact of adverse economic conditions and the current tight credit markets on our customers and such customers’ workforce, the level and duration of workforce reductions by our customers, the continuing increase in domestic healthcare costs, demand and prices for our products and services, additional professional and internal costs necessary for compliance with recent and proposed future changes in Securities and Exchange Commission (including the Sarbanes-Oxley Act of 2002), New York Stock Exchange and accounting rules, strikes and unemployment levels, our efforts to evaluate and potentially reduce internal costs, economic and other developments associated with the war on terrorism and its impact on the economy and general economic conditions. We undertake no obligation to update any forward looking statements to reflect events or circumstances arising after the date on which they are made.

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

Adverse economic and business conditions continue to affect our customer base and may continue to negatively impact our sales and operating results.

We supply uniform services to many industries that have been subject to one or more of shifting employment levels, changes in worker productivity, uncertainty regarding the impacts of rehiring and a shift to offshore manufacturing. In addition, most of our customers have been adversely affected by the current economic recession and may have reduced worker headcounts as a consequence. The economic hardships among our customer base have also caused, and may continue to cause, some of our customers to restrict expenditures or even cease to conduct business. Lost accounts have increased, and may continue to increase, as we continue to see a larger number of accounts going out of business or in financial distress. All of these factors have, and are likely in the future to continue to have, the effect of reducing the number of employees utilizing our uniform services, which adversely affects our sales and results of operations. The current worldwide economic weakness may negatively impact our revenues and operating performance into fiscal 2010 due to the impact on spending plans and employment levels of our customers and sales prospects.

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

We have accrued certain costs related to the sites described above as it has been determined that the costs are probable and can be reasonably estimated. We continue to implement mitigation measures and to monitor environmental conditions at the Somerville, Massachusetts site. We also have potential exposure related to an additional parcel of land (the “Central Area”) related to the Woburn, Massachusetts site discussed above. Currently, the consent decree for the Woburn site does not define or require any remediation work in the Central Area. Recently, the United States Environmental Protection Agency (the “EPA”) commented on the design and implementation of groundwater and soil remedies at the Woburn site and investigation of environmental conditions in the Central Area. We and other parties to the consent decree have met with the EPA to discuss its comments. We have agreed to complete additional environmental investigations and reports, and to discuss further with the EPA its comments. We have accrued costs to perform certain work responsive to the EPA’s comments.

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

Recent economic trends could adversely affect our financial performance

Economic downturns and declines in consumption in our markets may affect the levels of both our sales and profitability.  The domestic and global economies and financial and credit markets continue to experience declines or slow growth and there continues to be diminished liquidity and credit availability.  We believe these conditions have not materially impacted our financial position as of August 29, 2009 or our liquidity for the year ended August 29, 2009.  However, we could be negatively impacted if these conditions continue for a sustained period of time, or if there is further deterioration in financial markets and major economies.  The current tightening of credit in financial markets may adversely affect the ability of our customers and suppliers to obtain financing, which could result in a decrease in, or cancellation of, our services.  In addition, weakening economic conditions and outlook may result in a further decline in the level of our customers’ spending that could adversely affect our results of operations and liquidity.  We are unable to predict the likely duration and severity of the current disruption in the domestic and global financial markets and the related adverse economic conditions.

Our failure to implement successfully our acquisition strategy and to grow our business could adversely affect our ability to increase our revenues and could negatively impact our profitability.

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

Growth of our business will likely require us to increase our work force, the scope of our operating and financial systems and the geographic area of our operations. We believe this growth will increase our operating complexity and the level of responsibility for both existing and new management personnel. Managing and sustaining our growth and expansion may require substantial enhancements to our operational and financial systems and controls, as well as additional administrative, operational and financial resources. There can be no assurance that we will be able to manage our expanding operations successfully or that we will be able to maintain or accelerate our growth, and any failure to do so could have an adverse effect on our results of operations and financial condition.

In order to finance such acquisitions, we may need to obtain additional funds either through public or private financings, including bank and other secured and unsecured borrowings and the issuance of debt or equity securities. There can be no assurance that such financings would be available to us on reasonable terms or that any future issuances of securities in connection with acquisitions will not be dilutive to our shareholders.

If we are unable to preserve positive labor relationships or become the target of corporate labor unionization campaigns, the resulting labor unrest could disrupt our business by impairing our ability to produce and deliver our products.

We employ approximately 9,700 persons. Approximately 2% of our United States employees are represented by a union pursuant to a collective bargaining agreement. Competitors within our industry have been the target of corporate unionization campaigns by multiple labor unions. While our management believes that our employee relations are good, we cannot assure you that we will not experience pressure from labor unions or become the target of campaigns similar to those faced by our competitors. The potential for unionization could increase if the United States Congress passes federal “card check” legislation. If we do encounter pressure from labor unions, any resulting labor unrest could disrupt our business by impairing our ability to produce and deliver our products. In addition, significant union representation would require us to negotiate wages, salaries, benefits and other terms with many of our employees collectively and could adversely affect our results of operations by increasing our labor costs or otherwise restricting our ability to maximize the efficiency of our operations.

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

Our success depends on our ability to retain our current customers and renew our existing customer contracts. Our ability to do so generally depends on a variety of factors, including the quality, price and responsiveness of our services, as well as our ability to market these services effectively and to differentiate ourselves from our competitors. In addition, renewal rates are generally adversely affected by the difficult economic and business conditions. We cannot assure you that we will be able to renew existing customer contracts at the same or higher rates or that our current customers will not turn to competitors, cease operations, elect to self-operate or terminate contracts with us. The failure to renew a significant number of our existing contracts would have an adverse effect on our results of operations and financial condition.

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

A portion of our sales is derived from international markets. Revenue denominated in currencies other than the U.S. dollar represented approximately 8% of total consolidated revenues for fiscal 2009, 9% for fiscal 2008 and 8% for fiscal 2007. The operating results of our international subsidiaries are translated into U.S. dollars and such results are affected by movements in foreign currencies relative to the U.S. dollar. Our international operations are also subject to other risks, including the requirement to comply with changing and conflicting national and local regulatory requirements, potential difficulties in staffing and labor disputes, managing and obtaining support and distribution for local operations, credit risk or financial condition of local customers, potential imposition of restrictions on investments, potentially adverse tax consequences, including imposition or increase of withholding and other taxes on remittances and other payments by subsidiaries; foreign exchange controls, and local political and social conditions. There can be no assurance that the foregoing factors will not have an adverse effect on our international operations or on our consolidated financial condition and results of operations.

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

Our market capitalization over the past year has experienced significant volatility due in part to adverse economic conditions and disruption in the global equity and credit markets. For short periods during fiscal 2009, our market capitalization was below our net book value. Under accounting principles generally accepted in the United States, we may be required to record an impairment charge if changes in circumstances or events indicate that the carrying values of our goodwill and intangible assets exceed their fair value and are not recoverable. Any significant and other than temporary decrease in our market capitalization could be an indicator, when considered together with other factors, that the carrying values of our goodwill and intangible assets exceed their fair value, which may result in our recording an impairment charge. In this time of economic uncertainty, we are unable to predict economic trends, but we continue to monitor the impact of changes in economic and financial conditions on our operations and on the carrying value of our goodwill and intangible assets. Should the value of one or more of our acquired intangibles become impaired, our consolidated earnings and net worth may be materially adversely affected.

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

We manufactured approximately 65% of all garments which we placed in service during fiscal 2009. These were primarily work pants and shirts manufactured at our plants in Cardenas, Ebano and Valles, which are located in San Luis Potosi, Mexico. The balance of the garments used in our programs are purchased from a variety of industry suppliers. While we currently acquire the raw materials with which we produce our garments from a limited number of suppliers, we believe that such materials are readily available from other sources. To date, we have experienced no significant difficulty in obtaining any of our raw materials or supplies. However, if we were to experience difficulty obtaining any of our raw materials from such suppliers and were unable to obtain new materials or supplies from other industry suppliers, it could adversely affect our results of operations.

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

Unexpected events could disrupt our operations and adversely affect our operating results.

Unexpected events, including, without limitation, fires at facilities, natural disasters, such as hurricanes and tornados, public health emergencies, war or terrorist activities, unplanned utility outages, supply disruptions, failure of equipment or systems or changes in laws and/or regulations impacting our business, could adversely affect our operating results. These events could result in disruption of customer service, physical damage to one or more key operating facilities, the temporary closure of one or more key operating facilities or the temporary disruption of information systems.

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

As of October 30, 2009, the members of the Croatti family owned in the aggregate approximately 299,092 shares of our Common Stock and approximately 4,933,369 shares of our Class B Common Stock, which represents approximately 27.0% of the aggregate number of outstanding shares of our Common Stock and Class B Common Stock, but approximately 77.8% of the combined voting power of the outstanding shares of our Common Stock and Class B Common Stock. As a result, the members of the Croatti family, acting with other family members, could effectively control most matters requiring approval by our shareholders, including the election of a majority of the directors. While historically the members of the Croatti family have individually voted their respective shares of Class B Common Stock in the same manner, there is no contractual understanding requiring this and there is no assurance that the family members will continue to individually vote their shares of Class B Common Stock in the same manner. This voting control by the members of the Croatti family, together with certain provisions of our by-laws and articles of organization, could have the effect of delaying, deferring or preventing a change in control of our Company that would otherwise be beneficial to our public shareholders.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of August 29, 2009, we owned or occupied approximately 200 facilities containing an aggregate of approximately 5.4 million square feet located in the United States, Canada, Mexico and Europe. We owned 102 of these facilities, containing approximately 4.0 million square feet. These facilities include our 320,000 square foot Owensboro, Kentucky distribution center and all of our industrial laundry processing plants. We believe our industrial laundry facilities are among the most modern in the industry.

We own substantially all of the machinery and equipment used in our operations. We believe that our facilities and our production, cleaning and decontamination equipment have been well maintained and are adequate for our present needs. We also own a fleet of approximately 2,800 delivery vans, trucks and other vehicles.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are subject to legal proceedings and claims arising from the current conduct of our business operations, including personal injury, customer contract, employment claims and environmental matters as described in our Consolidated Financial Statements. We maintain insurance coverage providing indemnification against the majority of such claims, and we do not expect that we will sustain any material loss as a result thereof.

In addition, we, like our competitors, are subject to various federal, state and local laws and regulations governing, among other things, the generation, handling, storage, transportation, treatment and disposal of hazardous wastes and other substances. In particular, industrial laundries currently use and must dispose of detergent waste water and other residues, and, in the past, used perchloroethylene and other dry cleaning solvents. Over the years, we have settled, or contributed to the settlement of, actions or claims brought against us relating to the disposal of hazardous materials and there can be no assurance that we will not have to expend material amounts to remediate the consequences of any such disposal in the future. Further, under environmental laws, an owner or lessee of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances located on or in or emanating from such property, as well as related costs of investigation and property damage. Such laws often impose liability without regard to whether the owner or lessee knew of or was responsible for the presence of such hazardous or toxic substances. There can be no assurance that acquired or leased locations have been operated in compliance with environmental laws and regulations or that future uses or conditions will not result in the imposition of liability upon us under such laws or expose us to third-party actions such as tort suits. Refer to Note 11 of our Consolidated Financial Statements for further discussion.

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

	Price Per Share		Dividends Per Share
	High	Low	Common Stock	Class B Common Stock
Year ended August 29, 2009
First Quarter	$47.39	$25.60	$0.0375	$0.0300
Second Quarter	30.55	23.96	0.0375	0.0300
Third Quarter	38.37	20.24	0.0375	0.0300
Fourth Quarter	42.79	34.30	0.0375	0.0300

	Price Per Share		Dividends Per Share
	High	Low	Common Stock	Class B Common Stock
Year ended August 30, 2008
First Quarter	$42.30	$36.29	$0.0375	$0.0300
Second Quarter	41.53	35.97	0.0375	0.0300
Third Quarter	49.56	35.86	0.0375	0.0300
Fourth Quarter	48.36	43.03	0.0375	0.0300

The approximate number of shareholders of record of our Common Stock and Class B Common Stock as of November 6, 2009 were 97 and 20, respectively. We believe that the number of beneficial owners of our Common Stock is substantially greater than the number of record holders because a large portion of our Common Stock is held of record in broker ‘‘street names.’’

We have paid regular quarterly dividends since 1983 and intend to continue such policy subject to, among other factors, our earnings, financial condition and capital requirements. No dividends will be payable unless declared by our Board of Directors and then only to the extent funds are legally available for the payment of such dividends. In the event that our Board of Directors votes to pay a dividend, our Common Stock must receive a dividend equal to no less than 125% of any dividend paid on the Class B Common Stock. On July 7, 2009, our Board of Directors declared a quarterly dividend of $0.0375 and $0.0300 per share on our Common Stock and Class B Common Stock, respectively, that was paid on October 2, 2009 to shareholders of record on September 11, 2009.

The following table sets forth information concerning our equity compensation plans as of August 29, 2009.

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities referenced in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	377,750	$31.76	231,950
Equity compensation plans not approved by security holders	—	N/A	—
Total	377,750	$31.76	231,950

Stock Performance Graph

Set forth below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on our Common Stock, based on the market price of our Common Stock, with the cumulative total shareholder return of a peer group and of companies within the Standard & Poor’s 500 Stock Index, in each case assuming reinvestment of dividends. The calculation of cumulative total shareholder return assumes a $100 investment in our Common Stock, the peer group and the S&P 500 Stock Index on August 31, 2004. The peer group is composed of Cintas Corporation and G & K Services, Inc. In prior years, we included Angelica Corporation within our peer group; however, on August 4, 2008 Angelica Corporation stopped actively trading as a result of its merger with a subsidiary of Lehman Brothers Merchant Banking. As a result, Angelica Corporation has been excluded from the cumulative total return calculation for all years presented.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements and Notes to Consolidated Financial Statements included in Item 8.

The selected consolidated balance sheet data set forth below as of August 29, 2009 and August 30, 2008 and the selected consolidated income statement data for the three years in the period ended August 29, 2009 are derived from our audited Consolidated Financial Statements included in this Annual Report on Form 10-K. All other selected consolidated financial data set forth below are derived from our audited financial statements not included in this Annual Report on Form 10-K. The per share data listed below is accounted for in accordance with the Emerging Issues Task Force (“EITF”) Issue No. 03-6, Participating Securities and the Two-Class Method under FAS 128. EITF Issue No. 03-6 provides guidance in determining when the two-class method, as defined in Statements of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share, should be utilized in calculating earnings per share. Our Common Stock has a 25% dividend preference to our Class B Common Stock. The Class B Common Stock, which has ten votes per share as opposed to one vote per share for the Common Stock, is not freely transferable but may be converted at any time on a one-for-one basis into Common Stock at the option of the holder of the Class B Common Stock. EITF Issue No. 03-6 requires the income per share for each class of common stock to be calculated assuming 100% of our earnings are distributed as dividends to each class of common stock based on their respective dividend rights.

Five Year Financial Summary

UniFirst Corporation and Subsidiaries

Fiscal Year Ended August (In thousands, except per share data)	2009	2008	2007	2006	2005
Selected Balance Sheet Data:
Total assets	$1,008,785	$981,667	$874,464	$829,702	$748,305
Long-term obligations	$182,015	$235,539	$206,049	$210,535	$176,671
Shareholders' equity	$627,035	$556,770	$497,327	$452,545	$412,342

Selected Income Statement Data:
Revenues	$1,013,416	$1,023,175	$902,102	$820,972	$763,842
Depreciation and amortization	$57,789	$53,784	$48,512	$45,310	$43,927
Income from operations	$134,036	$108,638	$84,152	$73,403	$76,172
Other expense, net	$7,571	$9,939	$10,690	$9,146	$7,001
Provision for income taxes	$50,613	$37,721	$28,267	$25,049	$25,823

Net income	$75,852	$60,978	$45,195	$39,208	$43,348

Income per share:
Basic - Common stock	$4.14	$3.33	$2.47	$2.25	$2.51
Basic - Class B Common Stock	$3.31	$2.66	$1.98	$1.80	$2.01
Diluted - Common stock	$3.92	$3.15	$2.34	$2.03	$2.24

Dividends per share:
Common stock	$0.15	$0.15	$0.15	$0.15	$0.15
Class B Common Stock	$0.12	$0.12	$0.12	$0.12	$0.12

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

At certain specialized facilities, we also decontaminate and clean work clothes that may have been exposed to radioactive materials and service special cleanroom protective wear. Typical customers for these specialized services include government agencies, research and development laboratories, high technology companies and utilities operating nuclear reactors.

We continue to expand into additional geographic markets through acquisitions and organic growth. We currently service over 200,000 customer locations in the United States, Canada and Europe from approximately 200 customer service, distribution and manufacturing facilities.

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information of those segments to be presented in interim financial reports issued to shareholders. Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the chief operating decision-maker, or decision-making group, in making decisions on how to allocate resources and assess performance. Our chief operating decision maker, as defined under SFAS No. 131, is our chief executive officer. We have six operating segments based on the information reviewed by our chief executive officer: US Rental and Cleaning, Canadian Rental and Cleaning, Manufacturing (“MFG”), Specialty Garments Rental and Cleaning (“Specialty Garments”), First Aid and Corporate. The US Rental and Cleaning and Canadian Rental and Cleaning operating segments have been combined to form the US and Canadian Rental and Cleaning reporting segment. Refer to Note 15 of our Consolidated Financial Statements for our disclosure of segment information.

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

The MFG operating segment designs and manufactures uniforms and non-garment items primarily for the purpose of providing these goods to the US and Canadian Rental and Cleaning reporting segment. The amounts reflected as revenues of MFG are generated when goods are shipped from our manufacturing facilities to our other locations. These revenues are recorded at a transfer price which is typically in excess of the actual manufacturing cost. The transfer price is determined by our management and may not necessarily represent the fair value of the products manufactured. Products are carried in inventory and subsequently placed in service and amortized at this transfer price. On a consolidated basis, intercompany MFG revenues and MFG income are eliminated and the carrying value of inventories and rental merchandise in service is reduced to the manufacturing cost. Income before income taxes from MFG, net of the intercompany MFG elimination, was $27.7 million, $29.1 million, and $25.1 million for the years ended August 29, 2009, August 30, 2008 and August 25, 2007, respectively. This income offsets the merchandise amortization costs incurred by the US and Canadian Rental and Cleaning reporting segment as the merchandise costs of this reporting segment are amortized and recognized based on inventories purchased from MFG at the transfer price which is above our manufacturing cost.

The Corporate operating segment consists of costs associated with our distribution center, sales and marketing, information systems, engineering, materials management, manufacturing planning, finance, budgeting, human resources, other general and administrative costs and interest expense. The revenues generated from the Corporate operating segment represent certain direct sales made directly from our distribution center. The products sold by this operating segment are the same products rented and sold by the US and Canadian Rental and Cleaning reporting segment. In the segment disclosures in Note 15 to our Consolidated Financial Statements, no assets or capital expenditures are presented for the Corporate operating segment as no assets are allocated to this operating segment in the information reviewed by our chief executive officer. However, depreciation and amortization expense related to certain assets are reflected in income from operations and income before income taxes for the Corporate operating segment. The assets that give rise to this depreciation and amortization are included in the total assets of the US and Canadian Rental and Cleaning reporting segment as this is how they are tracked and reviewed by us.

We refer to our US and Canadian Rental and Cleaning, MFG, and Corporate segments combined as our ‘core laundry operations’.

The Specialty Garments operating segment purchases, rents, cleans, delivers and sells, specialty garments and non-garment items primarily for nuclear and cleanroom applications. The First Aid operating segment sells first aid cabinet services and other safety supplies.

Approximately 90% of our revenues in fiscal 2009 were derived from US and Canadian Rental and Cleaning, and Corporate. A key driver of this business is the number of workers employed by our customers. Our revenues are directly impacted by fluctuations in these employment levels. Revenues from Specialty Garments, which accounted for 7% of our 2009 revenues, increase during outages and refueling by nuclear power plants, as garment usage increases at these times. First Aid represented 3% of our total revenue in fiscal 2009.

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

Revenue Recognition and Allowance for Doubtful Accounts

We recognize revenue from rental operations in the period in which the services are provided. Direct sale revenue is recognized in the period in which the services are performed or when the product is shipped. Our judgment and estimates are used in determining the collectability of accounts receivable and evaluating the adequacy of the allowance for doubtful accounts. We consider specific accounts receivable and historical bad debt experience, customer credit worthiness, current economic trends and the age of outstanding balances as part of our evaluation. Changes in our estimates are reflected in the period they become known. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Material changes in our estimates may result in significant differences in the amount and timing of bad debt expense recognition for any given period. Our revenues do not include taxes we collect from our customers and remit to governmental authorities.

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

During the fiscal quarter ended February 28, 2009, there was a decline in the market value of the Company’s stock as well as significant deterioration in general economic conditions. The decline in the Company’s market capitalization prompted the Company's management to conduct a goodwill analysis, in accordance with the provisions of SFAS No. 142, to determine if an impairment of goodwill existed. Based on the outcome of the Company’s analysis, it concluded that no impairment existed as of February 28, 2009.

We complete our annual impairment test in the fourth quarter of each fiscal year and there have been no impairments of goodwill or other intangible assets in fiscal 2009, 2008 or 2007.

We cannot predict future economic conditions or the future market value of our stock or their impact on the Company. A decline in our market capitalization and/or deterioration in general economic conditions could negatively and materially impact our assumptions and assessment of the fair value of our business. If general economic conditions or our financial performance deteriorate, we may be required to record a goodwill impairment charge in the future which could have a material impact on our financial condition and results of operations.

Property, plant and equipment, and definite-lived intangible assets are depreciated or amortized over their useful lives. Useful lives are based on our estimates of the period that the assets will generate revenue. Long-lived assets are evaluated for impairment whenever events or circumstances indicate an asset may be impaired. There were no impairments of property, plant and equipment, goodwill or definite-lived intangible assets in fiscal 2009, 2008 or 2007.

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

The estimated liability for environmental contingencies has been discounted using risk-free interest rates ranging from 3.5% to 4.2% over periods ranging from ten to thirty years. The estimated current costs, net of legal settlements with insurance carriers, have been adjusted for the estimated impact of inflation at 3% per year. Changes in enacted laws, regulatory orders or decrees, our estimates of costs, risk-free interest rates, insurance proceeds, participation by other parties, the timing of payments and the input of our attorneys and outside consultants based on changing legal or factual circumstances could have a material impact on the amounts recorded for our environmental and other contingent liabilities. Refer to Note 11 of our Consolidated Financial Statements for additional discussion and analysis.

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

We have recognized as a liability the present value of the estimated future costs to decommission our nuclear laundry facilities in accordance with the provisions of SFAS No. 143. We depreciate, on a straight-line basis, the amount added to property, plant and equipment and recognize accretion expense in connection with the discounted liability over the various remaining lives which range from approximately one to thirty-five years.

Our estimated liability has been based on historical experience in decommissioning nuclear laundry facilities, estimated useful lives of the underlying assets, external vendor estimates as to the cost to decommission these assets in the future, and federal and state regulatory requirements. The estimated current costs have been adjusted for the estimated impact of inflation at 3% per year. The liability has been discounted using credit-adjusted risk-free rates that range from approximately 5.7% to 7.5%. Revisions to the liability could occur due to changes in the estimated useful lives of the underlying assets, estimated dates of decommissioning, changes in decommissioning costs, changes in federal or state regulatory guidance on the decommissioning of such facilities, or other changes in estimates. Changes due to revisions in our estimates will be recognized by adjusting the carrying amount of the liability and the related long-lived asset if the assets are still in service, or charged to expense in the period if the assets are no longer in service.

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

We are periodically reviewed by U.S. domestic and foreign tax authorities regarding the amount of taxes due. These reviews typically include inquiries regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. In evaluating our exposure associated with various filing positions, we recorded estimated reserves as required by FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109. Refer to Note 4, “Income Taxes”, for further discussion regarding our adoption of FIN No. 48, which occurred on August 26, 2007. FIN No. 48 fundamentally changed the way we are required to treat our uncertain tax positions for financial accounting purposes.

Results of Operations

The following table presents (in thousands, except for percentages), as a percent of total revenue, certain selected financial data for our three fiscal years ended August 29, 2009, August 30, 2008 and August 25, 2007. Operating costs presented in the table below include merchandise costs related to the amortization of rental merchandise in service and direct sales as well as labor and other production, service and delivery costs associated with operating our industrial laundries, Specialty Garments facilities, First Aid locations and our distribution center. Selling and administrative costs include costs related to our sales and marketing functions as well as general and administrative costs associated with our corporate offices and operating locations including information systems, engineering, materials management, manufacturing planning, finance, budgeting, and human resources.

							% Change
	FY 2009	% of Revenues	FY 2008	% of Revenues	FY 2007	% of Revenues	FY 2009 vs. FY 2008	FY 2008 vs. FY 2007
Revenues	$1,013,416	100.0%	$1,023,175	100.0%	$902,102	100.0%	-1.0%	13.4%

Costs and expenses:
Operating costs (1)	609,629	60.2	643,886	62.9	572,221	63.4	-5.3	12.5
Selling and administrative expenses (1)	211,962	20.9	216,867	21.2	197,217	21.9	-2.3	10.0
Depreciation and amortization	57,789	5.7	53,784	5.3	48,512	5.4	7.4	10.9
	879,380	86.8	914,537	89.4	817,950	90.7	-3.8	11.8

Income from operations	134,036	13.2	108,638	10.6	84,152	9.3	23.4	29.1
Other expense (income)	7,571	0.7	9,939	1.0	10,690	1.2	-23.8	-7.0

Income before income taxes	126,465	12.5	98,699	9.6	73,462	8.1	28.1	34.4
Provision for income taxes	50,613	5.0	37,721	3.7	28,267	3.1	34.2	33.4

Net income	$75,852	7.5%	$60,978	6.0%	$45,195	5.0%	24.4%	34.9%

(1) Exclusive of depreciation on our property, plant and equipment and amortization of our intangible assets.

Revenues and income (loss) from operations by reporting segment for the three fiscal years ended August 29, 2009, August 30, 2008, and August 25, 2007, are presented in the following table. Refer to Note 15 of the Consolidated Financial Statements for discussion of our reporting segments.

	Fiscal year ended August
(in thousands)	2009	2008	2007
Segment Information
Revenues
US and Canadian Rental and Cleaning	$904,902	$911,044	$799,515
MFG	86,139	91,834	89,209
Net intercompany MFG elimination	(86,139)	(91,834)	(89,209)
Corporate	7,759	8,942	7,945

Subtotal: Core Laundry Operations	912,661	919,986	807,460
Specialty Garments	72,340	71,637	62,868
First Aid	28,415	31,552	31,774

	$1,013,416	$1,023,175	$902,102
Income (loss) from operations
US and Canadian Rental and Cleaning	$158,198	$137,341	$111,801
MFG	27,828	32,067	30,718
Net intercompany MFG elimination	(420)	(2,632)	(5,366)
Corporate	(60,213)	(63,229)	(58,925)

Subtotal: Core Laundry Operations	125,393	103,547	78,228
Specialty Garments	7,360	4,204	4,498
First Aid	1,283	887	1,426

	$134,036	$108,638	$84,152

The current worldwide economic weakness may negatively impact our revenues and operating performance into fiscal 2010 due to the impact on spending plans and employment levels of our customers and sales prospects. Throughout fiscal 2009, U.S. unemployment rates continued to rise, which impacted our broad customer base. Lost accounts have increased, and may continue to increase, as we continue to see a larger number of accounts going out of business or in financial distress.

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

Fiscal Year Ended August 29, 2009 Compared with Fiscal Year Ended August 30, 2008

Revenues

	August 29,	August 30,	Dollar	Percent
	2009	2008	Change	Change
	(In thousands, except percentages)

Core Laundry Operations	$912,661	$919,986	$(7,325)	-0.8%
Specialty Garments	72,340	71,637	703	1.0
First Aid	28,415	31,552	(3,137)	-9.9
Total consolidated revenues	$1,013,416	$1,023,175	$(9,759)	-1.0%

In fiscal 2009, our consolidated revenues decreased by $9.8 million from the comparable period in 2008, or 1.0%. The consolidated decrease was primarily driven by a $7.3 million decrease in revenues from our core laundry operations. Core laundry operations’ revenues decreased from $920.0 million in fiscal 2008 to $912.7 million in fiscal 2009, or 0.8%. This decrease was primarily due to the effect of an extra week in fiscal 2008 compared to 2009, which accounted for a 1.9% decrease in revenues. Unfavorable fluctuations in the Canadian foreign exchange rate also accounted for a 1.3% decrease in revenue. These decreases were offset by organic growth of 1.3% and acquisition-related growth of 1.1%. Organic growth is comprised of new sales, additions to our existing customer base and price increases offset by lost accounts and reductions to our existing customer base. The decrease in our organic growth rate from 7.2% in fiscal 2008 to 1.3% in fiscal 2009 is primarily due to the high rate of wearer reductions in our existing customer base. Throughout fiscal 2009, the deteriorating worldwide economic conditions resulted in increased domestic layoffs, which were reflected in the reduction of wearers throughout our broad customer base. Lost accounts also increased over the prior year as we saw a larger number of accounts either go out of business or in financial distress.

Specialty Garments revenues increased from $71.6 million in fiscal 2008 to $72.3 million in fiscal 2009, or 1.0%. This increase was primarily due to growth in our Canadian customers and our cleanroom operations. Revenues for the First Aid segment decreased 9.9%, from $31.6 million in fiscal 2008 to $28.4 million in fiscal 2009. This segment of our business was particularly impacted by the declining economic conditions in fiscal 2009.

Operating costs

Operating costs decreased as a percentage of revenues from 62.9%, or $643.9 million, to 60.2%, or $609.6 million, for fiscal 2008 and fiscal 2009, respectively. This decrease was primarily driven by lower merchandise costs in our core laundry operations as well as lower fuel costs associated with operating our fleet of delivery trucks and lower natural gas costs for our industrial laundries. As a result of headcount reductions during fiscal 2009, there was a decrease in payroll costs. These benefits were partially offset by higher healthcare and other payroll-related costs as a percentage of revenues.

Specialty Garments operating costs decreased from prior year primarily due to lower merchandise amortization as well as improved direct sale margins. In addition, the segment benefitted from lower production payroll-related costs as a percent of revenues.

Selling and administrative expense

Our selling and administrative expenses decreased as a percentage of revenues from 21.2%, or $216.9 million, to 20.9%, or $212.0 million, for fiscal 2008 and fiscal 2009, respectively. This decrease was primarily due to a decrease in payroll costs, as a result of headcount reductions in fiscal 2009, as well as lower workers’ compensation costs. We also benefitted from reduced travel and other administrative costs as we continued to focus on controlling our expenses. These benefits were partially offset by higher healthcare and other payroll-related costs as a percentage of revenues. We also recorded charges to our environmental reserves totaling $6.2 million in fiscal 2009 compared to adjustments totaling only $2.5 million in fiscal year 2008.

Depreciation and amortization

Depreciation and amortization expense increased $4.0 million, from $53.8 million in fiscal 2008 to $57.8 million in fiscal 2009. The increase in depreciation and amortization expense was due to capital expenditure and acquisition activity.

Income from operations

For the year ended August 29, 2009, the changes in our core laundry operations’, Specialty Garments and First Aid segment’s revenues, as well as the changes in our costs discussed above, resulted in the following changes in our income from operations:

	August 29,	August 30,	Dollar	Percent
	2009	2008	Change	Change
	(In thousands, except percentages)

Core Laundry Operations	$125,393	$103,547	$21,846	21.1%
Specialty Garments	7,360	4,204	3,156	75.1
First Aid	1,283	887	396	44.5
Total consolidated income from operations	$134,036	$108,638	$25,398	23.4%
Percentage of total revenues	13.2%	10.6%

Other expense (income)

Other expense (income), which includes interest expense, interest income and foreign currency exchange (gain) loss, decreased by $2.3 million to $7.6 million in fiscal 2009 compared to $9.9 million in fiscal 2008. Net interest expense decreased due to lower debt outstanding during fiscal 2009 as well as lower interest rates affecting our variable interest borrowings. Our average debt outstanding decreased from $220.8 million during fiscal 2008 to $208.8 million during fiscal 2009.

Provision for income taxes

Our effective income tax rate was 40.0% for fiscal 2009 and 38.2% for fiscal 2008. The increase was primarily due to changes in the Company’s reserves for income tax exposures as well as an increase in U.S state income taxes compared to the prior year.

Fiscal Year Ended August 30, 2008 Compared with Fiscal Year Ended August 25, 2007

Revenues

	August 30,	August 25,	Dollar	Percent
	2008	2007	Change	Change
	(In thousands, except percentages)

Core Laundry Operations	$919,986	$807,460	$112,526	13.9%
Specialty Garments	71,637	62,868	8,769	13.9
First Aid	31,552	31,774	(222)	-0.7
Total consolidated revenues	$1,023,175	$902,102	$121,073	13.4%

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

Income from operations

For the year ended August 30, 2008, the revenue growth in our core laundry operations and Specialty Garments segments, as well as the change in our costs, discussed above, resulted in the following changes in our income from operations:

	August 30,	August 25,	Dollar	Percent
	2008	2007	Change	Change
	(In thousands, except percentages)

Core Laundry Operations	$103,547	$78,228	$25,319	32.4%
Specialty Garments	4,204	4,498	(294)	-6.5
First Aid	887	1,426	(539)	-37.8
Total consolidated income from operations	$108,638	$84,152	$24,486	29.1%
Percentage of total revenues	10.6%	9.3%

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

Liquidity and Capital Resources

General

For the fiscal year ended August 29, 2009, we had a net increase in cash and cash equivalents of $34.5 million. As of August 29, 2009, we had cash and cash equivalents of $60.2 million and working capital of $148.3 million. We believe that current cash and cash equivalent balances, cash generated from operations and amounts available under our Credit Agreement (defined below) will be sufficient to meet our currently anticipated working capital and capital expenditure requirements for at least the next 12 months.

Sources and uses of cash

During the fiscal year ended August 29, 2009, we generated cash from operating activities of $159.2 million resulting primarily from net income of $75.9 million, amounts charged for depreciation and amortization of $57.8 million, a decrease in accounts receivable of $4.1 million, a decrease in rental merchandise in service of $19.3 million, and a decrease in inventories of $2.5 million, increases in accrued and deferred income taxes of $4.2 million, and amounts charged to share-based compensation of $1.0 million. These inflows were partially offset by decreases in accounts payable and accruals of $5.1 million and increases in prepaid expenses of $1.2 million. We used cash to, among other things, fund $65.3 million in capital expenditures and fund the acquisition of businesses of approximately $4.7 million. Our long-term debt decreased by approximately $53.1 million as a result of $140.6 million of borrowings offset by $193.7 million of payments during the year ended August 29, 2009

Long-term debt and borrowing capacity

We have a $225.0 million unsecured revolving credit agreement (“Credit Agreement”) with a syndicate of banks, which matures on September 13, 2011. Under the Credit Agreement, we can borrow funds at variable interest rates based on the Eurodollar rate or the bank’s prime rate, as selected by us. Availability of credit requires our compliance with certain financial and other covenants, including a maximum funded debt ratio and minimum interest coverage as defined in the Credit Agreement. We generally test our compliance with these financial covenants on a fiscal quarterly basis. At August 29, 2009, the interest rates applicable to any of the Company’s borrowings under the Credit Agreement would be calculated as LIBOR plus 50 basis points at the time of the respective borrowing. As of August 29, 2009, under the Credit Agreement we had no outstanding borrowings and outstanding letters of credit of $36.5 million, which leaves $188.5 million available for borrowing as of that date.

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

As of August 29, 2009, we were in compliance with all the covenants under the Credit Agreement, the Note Agreement and the 2006 Note Agreement.

In January 2008, we entered into an interest rate swap agreement to manage our exposure to interest rate movements and the related effect on our variable rate debt. The swap agreement, with a notional amount of $100.0 million, matures on March 14, 2011. We pay a fixed rate of 3.51% and receive a variable rate tied to the three month LIBOR rate. We have accounted for this instrument as a cash flow hedge under SFAS No. 133 and, as a result, have recorded all changes in the fair value of the swap agreement in accumulated other comprehensive income, a component of shareholders’ equity. For additional information on the interest rate swap, see Note 6 to the Consolidated Financial Statements.

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

Accounting principles generally accepted in the United States require that a liability for contingencies be recorded when it is probable that a liability has occurred and the amount of the liability can be reasonably estimated. Significant judgment is required to determine the existence of a liability, as well as the amount to be recorded. We regularly consult with attorneys and outside consultants in our consideration of the relevant facts and circumstances before recording a contingent liability. Changes in enacted laws, regulatory orders or decrees, management’s estimates of costs, insurance proceeds, participation by other parties, the timing of payments and the input of outside consultants and attorneys based on changing legal or factual circumstances could have a material impact on the amounts recorded for environmental and other contingent liabilities.

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

We have accrued certain costs related to the sites described above as it has been determined that the costs are probable and can be reasonably estimated. We continue to implement mitigation measures and to monitor environmental conditions at the Somerville, Massachusetts site. We also have potential exposure related to an additional parcel of land (the “Central Area”) related to the Woburn, Massachusetts site discussed above. Currently, the consent decree for the Woburn site does not define or require any remediation work in the Central Area. Recently, the United States Environmental Protection Agency (the “EPA”) commented on the design and implementation of groundwater and soil remedies at the Woburn site and investigation of environmental conditions in the Central Area. We and the other parties to the consent decree have met with the EPA to discuss its comments. We have agreed to complete additional environmental investigations and reports, and to discuss further with the EPA its comments. We have accrued costs to perform certain work responsive to the EPA’s comments.

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

There is usually a range of reasonable estimates of the costs associated with each site. We generally use the amount within the range that constitutes our best estimate. When we believe that both the amount of a particular liability and the timing of the payments are reliably determinable, we adjust the cost in current dollars using a rate of 3% for inflation until the time of expected payment and discounts the cost to present value using the current risk-free interest rates. As of August 29, 2009, the risk-free interest rates utilized by the Company ranged from 3.5% to 4.2%.

For environmental liabilities that have been discounted, we include interest accretion, based on the effective interest method, in operating costs on the Consolidated Statements of Income. The changes to the amounts of our environmental liabilities for the years ended August 29, 2009 and August 30, 2008 are as follows (in thousands):

Year ended	August 29, 2009	August 30, 2008
Beginning balance	$15,097	$15,683
Costs incurred for which reserves have been provided	(2,755)	(4,069)
Insurance proceeds received	168	167
Interest accretion	668	783
Revision in estimates	6,206	2,533

Ending balance	$19,384	$15,097

In fiscal 2009 and 2008, we made adjustments to increase our environmental related reserves by $6.2 million and $2.5 million, respectively. These increases were primarily due to ongoing investigation and remediation efforts at two of our environmental exposure sites.

Anticipated payments and insurance proceeds of currently identified environmental remediation liabilities as of August 29, 2009 for the next five years and thereafter as measured in current dollars are reflected below (in thousands).

(In Thousands)	2010	2011	2012	2013	2014	Thereafter	Total
Estimated costs – current dollars	$5,182	$2,616	$2,027	$963	$920	$13,636	$25,344

Estimated insurance proceeds	(330)	(157)	(180)	(150)	(180)	(2,175)	(3,172)

Net anticipated costs	$4,852	$2,459	$1,847	$813	$740	$11,461	$22,172

Effect of inflation							7,579
Effect of discounting							(10,367)

Balance as of August 29, 2009							$19,384

Estimated insurance proceeds are primarily received from an annuity received as part of our legal settlement with an insurance company. Annual proceeds of approximately $0.3 million are deposited into an escrow account which funds remediation and monitoring costs for three sites related to our former operations in Williamstown, Vermont. Annual proceeds received but not expended in the current year accumulate in this account and may be used in future years for costs related to this site through the year 2027. As of August 29, 2009, the balance in this escrow account, which is held in a trust and is not recorded on our Consolidated Balance Sheet, was approximately $2.8 million. Also included in estimated insurance proceeds are amounts we are entitled to receive pursuant to legal settlements as reimbursements from three insurance companies for estimated costs at the site in Uvalde, Texas.

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

Contractual Obligations and Other Commercial Commitments

The following information is presented as of August 29, 2009 (in thousands).

Payments Due by Fiscal Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Private placement	$175,000	$—	$75,000	$100,000	$—
Other debt	7,015	6,447	382	24	162

Total debt	182,015	6,447	75,382	100,024	162
Operating leases	16,177	5,181	7,239	2,878	879

Total Contractual Cash Obligations	$198,192	$11,628	$82,621	$102,902	$1,041

We have uncertain tax positions that are reserved under FIN No. 48 totaling $3.9 million as of August 29, 2009 that are excluded from the above table as we cannot make a reasonably reliable estimate of the period of cash settlement with the respective taxing authority.

As discussed above under “Long-Term Debt and Borrowing Capacity”, as of August 29, 2009, we had borrowing capacity of $225.0 million under our Credit Agreement, of which approximately $188.5 million was available for borrowing. Also, as of such date, we had no outstanding borrowings included in bank debt in the above schedule and letters of credit of $36.5 million. All letters of credit expire in less than one year.

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

Energy Costs

Energy costs associated with operating our fleet of delivery trucks decreased during fiscal year 2009. Significant increases in energy costs, specifically with respect to natural gas and gasoline, can materially affect our results of operations and financial condition. During fiscal 2009, our energy costs, which include fuel, natural gas, and electricity, represented approximately 5% of our total revenue.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosure requirements about fair value measurements.  In February 2008, the FASB issued Staff Position 157-2 which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  We partially adopted SFAS No. 157 on August 31, 2008, as required.  The adoption of SFAS No. 157 for our financial assets and liabilities did not have a material impact on our results of operations or our financial condition.  We do not expect the adoption of the delayed portion of SFAS No. 157 to have a material impact on our Consolidated Financial Statements. See Note 3 to our Consolidated Financial Statements for further discussion on our adoption of SFAS No. 157.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, (“SFAS No. 141R”). SFAS No. 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008. Early adoption is not permitted. We do not expect the adoption of SFAS No. 141R to have a material impact on our Consolidated Financial Statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 amends SFAS No. 133 requiring enhanced disclosures about an entity’s derivative and hedging activities thereby improving the transparency of financial reporting. SFAS No. 161’s disclosures provide additional information on how and why derivative instruments are being used. SFAS No. 161 was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We adopted SFAS No. 161 on November 30, 2008, and the adoption enhanced disclosure regarding our outstanding derivatives.

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets. FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141, and other U.S. GAAP. FSP No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and may not be adopted early. We do not expect the adoption of FSP No. 142-3 to have a material impact on our Consolidated Financial Statements.

In June 2008, the FASB issued a Staff Position on Emerging Issues Task Force (EITF) Issue No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities. EITF Issue No. 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore, need to be included in the earnings allocation in computing earnings per share (EPS). This consensus is effective for our fiscal year beginning August 30, 2009. We do not expect the adoption of EITF Issue No. 03-6-1 to have a material impact on our Consolidated Financial Statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which established general accounting standards and disclosure for subsequent events. We adopted SFAS No. 165 during the fourth quarter of fiscal 2009.

In June 2009, the FASB approved its Accounting Standards Codification, or Codification, as the single source of authoritative United States accounting and reporting standards applicable for all non-governmental entities, with the exception of the SEC and its staff. The Codification, which changes the referencing of financial standards, is effective for interim or annual financial periods ending after September 15, 2009. Therefore, in our first quarter of fiscal 2010, all references made to US GAAP will use the new Codification numbering system prescribed by the FASB. As the Codification is not intended to change or alter existing US GAAP, it is not expected to have any impact on our Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

We have determined that all of our foreign subsidiaries operate primarily in local currencies that represent the functional currencies of such subsidiaries. All assets and liabilities of our foreign subsidiaries are translated into U.S. dollars using the exchange rate prevailing at the balance sheet date. The effect of exchange rate fluctuations on the translation of assets and liabilities are recorded as a component of shareholders’ equity. Revenues and expenses are translated at the average exchange rates in effect during each month of the fiscal year. As such, our financial condition and operating results are affected by fluctuations in the value of the U.S. dollar as compared to currencies in foreign countries. Revenues denominated in currencies other than the U.S. dollar represented approximately 8%, 9%, and 8% of our total consolidated revenues for the fiscal years ended August 29, 2009, August 30, 2008 and August 25, 2007, respectively. Total assets denominated in currencies other than the U.S. dollar represented approximately 10%, 10% and 9% of our total consolidated assets at August 29, 2009, August 30, 2008 and August 25, 2007, respectively. If exchange rates had changed by 10% from the actual rates in effect during the year ended August 29, 2009, our revenues and assets for the year ended and as of August 29, 2009 would have increased or decreased by approximately $8.2 million and $10.0 million, respectively.

We do not operate a hedging program to mitigate the effect of a significant change in the value of our foreign subsidiaries functional currencies, which include the Canadian Dollar, Euro, British Pound, and Mexican Peso, as compared to the U.S. dollar. Any gains or losses resulting from foreign currency transactions, including exchange rate fluctuations on intercompany accounts are reported as transaction (gains) losses in our other expense (income). The intercompany payables and receivables are denominated in Canadian Dollars, Euros, British Pounds and Mexican Pesos. During the year ended August 29, 2009, transaction losses included in other expense (income) were $0.3 million. If the exchange rates had changed by 10% during the year ended August 29, 2009, we would have recognized exchange gains or losses, of approximately $0.6 million.

Interest Rate Sensitivity

We are exposed to market risk from changes in interest rates which may adversely affect our financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, we manage these exposures through our regular operating and financing activities. We are exposed to interest rate risk primarily through our borrowings under our $225.0 million Credit Agreement with a syndicate of banks and our 2006 Floating Rate Notes which were purchased by a group of insurance companies pursuant to the 2006 Note Agreement. Under both agreements, we borrow funds at variable interest rates based on the Eurodollar rate or LIBOR rates. If the LIBOR and Eurodollar rates fluctuated by 10% from the actual rates in effect during the year ended August 29, 2009, our interest expense would have fluctuated by approximately $0.3 million from the interest expense recognized for the year ended August 29, 2009.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Statements of Income

UniFirst Corporation and Subsidiaries

Year ended (In thousands, except per share data)	August 29, 2009	August 30, 2008	August 25, 2007
Revenues	$1,013,416	$1,023,175	$902,102

Cost and expenses:
Operating costs (1)	609,629	643,886	572,221
Selling and administrative expenses (1)	211,962	216,867	197,217
Depreciation and amortization	57,789	53,784	48,512
	879,380	914,537	817,950

Income from operations	134,036	108,638	84,152

Other expense (income):
Interest expense	9,313	11,999	12,675
Interest income	(1,992)	(2,224)	(1,916)
Foreign exchange loss (gain)	250	164	(69)
	7,571	9,939	10,690

Income before income taxes	126,465	98,699	73,462
Provision for income taxes	50,613	37,721	28,267

Net income	$75,852	$60,978	$45,195

Income per share – Basic:
Common Stock	$4.14	$3.33	$2.47
Class B Common Stock	$3.31	$2.66	$1.98

Income per share – Diluted:
Common Stock	$3.92	$3.15	$2.34

Weighted average number of shares outstanding – Basic:
Common Stock	14,394	14,363	14,325
Class B Common Stock	4,935	4,937	4,939
	19,329	19,300	19,264

Weighted average number of shares outstanding – Diluted:
Common Stock	19,373	19,353	19,342

Dividends per share:
Common Stock	$0.15	$0.15	$0.15
Class B Common Stock	$0.12	$0.12	$0.12

(1) Exclusive of depreciation on the Company’s property, plant and equipment and amortization of its intangible assets.

The accompanying notes are an integral part of these

Consolidated Financial Statements.

Consolidated Balance Sheets

UniFirst Corporation and Subsidiaries

(In thousands, except share data)	August 29, 2009	August 30, 2008
Assets
Cash and cash equivalents	$60,151	$25,655
Receivables, less reserves of $5,567 and $4,164 respectively	97,784	102,830
Inventories	43,586	46,154
Rental merchandise in service	73,063	92,315
Prepaid and deferred income taxes	24,901	15,431
Prepaid expenses	2,889	1,720

Total current assets	302,374	284,105

Property, plant and equipment:
Land, buildings and leasehold improvements	325,034	314,370
Machinery and equipment	352,511	327,705
Motor vehicles	113,048	102,805

	790,593	744,880
Less -- accumulated depreciation	407,823	376,319

	382,770	368,561

Goodwill	261,171	258,836
Customer contracts, net	56,616	62,573
Other intangible assets, net	3,438	4,877
Other assets	2,416	2,715
	$1,008,785	$981,667

Liabilities and shareholders' equity
Current liabilities:
Current maturities of long-term obligations	$6,447	$4,222
Accounts payable	41,180	54,822
Accrued liabilities	104,003	91,837
Accrued income taxes	2,437	—

Total current liabilities	154,067	150,881

Long-term obligations, net of current maturities	175,568	231,317
Deferred income taxes	52,115	42,699

Commitments and Contingencies (Note 11)
Shareholders' equity:
Preferred stock, $1.00 par value; 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.10 par value; 30,000,000 shares authorized; 14,435,254 and 14,388,679 issued and outstanding in 2009 and 2008, respectively	1,443	1,438
Class B Common Stock, $0.10 par value; 20,000,000 shares authorized; 4,933,369 and 4,935,369 issued and outstanding in 2009 and 2008, respectively	493	494
Capital surplus	20,137	18,240
Retained earnings	605,262	532,164
Accumulated other comprehensive (loss) income	(300)	4,434

Total shareholders' equity	627,035	556,770

	$1,008,785	$981,667

The accompanying notes are an integral part of these

Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Equity

UniFirst Corporation and Subsidiaries

(In thousands)	Common Shares	Class B Common Shares	Common Stock	Class B Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity

Balance, August 26, 2006	14,307	4,941	$1,431	$494	$14,497	$431,481	$4,642	$452,545
Net income	—	—	—	—	—	45,195	—	45,195
Pension benefit liabilities, net (1)	—	—	—	—	—	—	187	187
Foreign currency translation	—	—	—	—	—	—	2,964	2,964
Comprehensive income								48,346
Cash dividends	—	—	—	—	—	(2,742)	—	(2,742)
Shares converted	3	(3)	—	—	—	—	—	—
FAS No. 158 adoption (1)	—	—	—	—	—	—	(2,661)	(2,661)
Share-based compensation	—	—	—	—	783	—	—	783
Stock options exercised, net (1)	42	—	4	—	1,052	—	—	1,056

Balance, August 25, 2007	14,352	4,938	$1,435	$494	$16,332	$473,934	$5,132	$497,327
Net Income	—	—	—	—	—	60,978	—	60,978
Pension benefit liabilities, net (1)	—	—	—	—	—	—	(458)	(458)
Foreign currency translation	—	—	—	—	—	—	(52)	(52)
Change in interest rate swap, net (1)	—	—	—	—	—	—	(188)	(188)
Comprehensive income								60,280
Cash dividends	—	—	—	—	—	(2,748)	—	(2,748)
Shares converted	3	(3)	—	—	—	—	—	—
Share-based compensation	6	—	—	—	1,118	—	—	1,118
Stock options exercised, net (1)	28	—	3	—	790	—	—	793

Balance, August 30, 2008	14,389	4,935	$1,438	$494	$18,240	$532,164	$4,434	$556,770
Net Income	—	—	—	—	—	75,852	—	75,852
Pension benefit liabilities, net (1)	—	—	—	—	—	—	(117)	(117)
Foreign currency translation	—	—	—	—	—	—	(2,604)	(2,604)
Change in interest rate swap, net (1)	—	—	—	—	—	—	(2,013)	(2,013)
Comprehensive income								71,118
Cash dividends	—	—	—	—	—	(2,754)	—	(2,754)
Shares converted	2	(2)	1	(1)	—	—	—	—
Share-based compensation	12	—	1	—	1,024	—	—	1,025
Stock options exercised, net (1)	32	—	3	—	873	—	—	876
Balance, August 29, 2009	14,435	4,933	$1,443	$493	$20,137	$605,262	$(300)	$627,035

(1) These amounts are shown net of the recorded income tax benefit.

The accompanying notes are an integral part of these

Consolidated Financial Statements.

Consolidated Statements of Cash Flows

UniFirst Corporation and Subsidiaries

Year ended (In thousands)	August 29, 2009	August 30, 2008	August 25, 2007
Cash flows from operating activities:
Net income	$75,852	$60,978	$45,195
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	48,855	45,432	41,405
Amortization of intangible assets	8,934	8,352	7,107
Amortization of deferred financing costs	267	267	1,162
Share-based compensation	1,025	1,118	783
Accretion on asset retirement obligations	517	486	439
Deferred income taxes	1,328	1,206	(1,780)
Changes in assets and liabilities, net of acquisitions:
Receivables	4,079	(8,542)	(4,909)
Inventories	2,452	(1,816)	(7,813)
Rental merchandise in service	19,334	(2,011)	1,503
Prepaid expenses	(1,174)	9	(622)
Accounts payable	(13,365)	9,606	2,294
Accrued liabilities	8,224	3,775	3,776
Accrued income taxes	2,867	605	(3,041)
Net cash provided by operating activities	159,195	119,465	85,499

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(4,730)	(60,952)	(22,757)
Capital expenditures	(65,323)	(73,795)	(54,661)
Other	304	1,116	1,050
Net cash used in investing activities	(69,749)	(133,631)	(76,368)

Cash flows from financing activities:
Proceeds from long-term obligations	140,628	175,455	111,759
Payments on long-term obligations	(193,761)	(145,620)	(116,245)
Payment of deferred financing costs	—	—	(1,179)
Proceeds from exercise of Common Stock options	689	518	708
Payment of cash dividends	(2,754)	(2,748)	(2,742)
Net cash (used in) provided by financing activities	(55,198)	27,605	(7,699)

Effect of exchange rate changes	248	(482)	2,964

Net increase in cash and cash equivalents	34,496	12,957	4,396
Cash and cash equivalents at beginning of period	25,655	12,698	8,302

Cash and cash equivalents at end of period	$60,151	$25,655	$12,698

Supplemental disclosure of cash flow information:
Interest paid	$9,110	$12,071	$11,387
Income taxes paid, net of refunds received	$45,954	$36,771	$33,027

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

As discussed and described in Note 15 to the Consolidated Financial Statements, the Company has five reporting segments: US and Canadian Rental and Cleaning, Manufacturing (“MFG”), Specialty Garments Rental and Cleaning (“Specialty Garments”), First Aid and Corporate. The operations of the US and Canadian Rental and Cleaning reporting segment are referred to by the Company as its “industrial laundry operations” and the locations related to this reporting segment are referred to as “industrial laundries”. The Company refers to its US and Canadian Rental and Cleaning, MFG, and Corporate segments combined as its “core laundry operations”.

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

Fiscal Year

The Company’s fiscal year ends on the last Saturday in August. For financial reporting purposes, fiscal 2009 consisted of 52 weeks, fiscal 2008 consisted of 53 weeks and fiscal 2007 consisted of 52 weeks. The additional week was included in the second quarter of fiscal 2008.

Subsequent Events

In May 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 165, Subsequent Events, which established general accounting standards and disclosure for subsequent events. The Company adopted SFAS No. 165 during the fourth quarter of fiscal 2009. In accordance with SFAS No. 165, the Company has evaluated subsequent events through the date the financial statements were issued on November 12, 2009.

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

Revenue Recognition and Allowance for Doubtful Accounts

The Company recognizes revenue from rental operations in the period in which the services are provided. Direct sales revenue is recognized in the period in which the services are performed or when the product is shipped. Management judgments and estimates are used in determining the collectability of accounts receivable and evaluating the adequacy of the allowance for doubtful accounts. The Company considers specific accounts receivable and historical bad debt experience, customer credit worthiness, current economic trends and the age of outstanding balances as part of its evaluation. Changes in estimates are reflected in the period they become known. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Material changes in its estimates may result in significant differences in the amount and timing of bad debt expense recognition for any given period. Our revenues do not include taxes we collect from our customers and remit to governmental authorities.

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

Property, plant and equipment

Property, plant and equipment are recorded at cost. Expenditures for maintenance and repairs are expensed as incurred, while expenditures for renewals and betterments are capitalized. The Company provides for depreciation on the straight-line method based on the following estimated useful lives:

Buildings	30-40 years
Leasehold improvements	Shorter of useful life or term of lease
Machinery and equipment	3-10 years
Motor vehicles	3-5 years

In accordance with Statements of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets, including property, plant and equipment, are evaluated for impairment whenever events or circumstances indicate an asset may be impaired. There have been no material impairments of long-lived assets in fiscal 2009, 2008 or 2007.

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

The Company cannot predict future economic conditions or the future market value of the Company's stock or their impact on the Company. A decline in the Company’s market capitalization and/or deterioration in general economic conditions could negatively and materially impact the Company's assumptions and assessment of the fair value of the Company's business. If general economic conditions or the Company's financial performance deteriorate, the Company may be required to record a goodwill impairment charge in the future which could have a material impact on the Company’s financial condition and results of operations.

Definite-lived intangible assets are amortized over their useful lives, which are based on management’s estimates of the period that the assets will generate revenue. Definite-lived intangible assets are evaluated for impairment in accordance with SFAS No. 144. There were no impairments of goodwill or definite-lived intangible assets in fiscal 2009, 2008, or 2007.

Definite-lived intangible assets have a weighted average useful life of approximately 14.3 years. Customer contracts are amortized over their estimated useful lives, and have a weighted average useful life of approximately 14.8 years. Other intangible assets, net, primarily include restrictive covenants, deferred financing costs and trademarks, and have weighted average useful lives of approximately 6.4 years.

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

The estimated liability for environmental contingencies has been discounted using risk-free interest rates ranging from 3.5% to 4.2% over periods ranging from ten to thirty years. The estimated current costs, net of legal settlements with insurance carriers, have been adjusted for the estimated impact of inflation at 3% per year. Changes in enacted laws, regulatory orders or decrees, management’s estimates of costs, risk-free interest rates, insurance proceeds, participation by other parties, the timing of payments and the input of outside consultants and attorneys based on changing legal or factual circumstances could have a material impact on the amounts recorded for environmental and other contingent liabilities. Refer to Note 11 of the Consolidated Financial Statements for additional discussion and analysis.

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

The Company has recognized as a liability the present value of the estimated future costs to decommission its nuclear laundry facilities in accordance with the provisions of SFAS No. 143. The Company depreciates, on a straight-line basis, the amount added to Property, plant and equipment and recognizes accretion expense in connection with the discounted liability over the various remaining lives which range from approximately one to thirty-five years.

The estimated liability has been based on historical experience in decommissioning nuclear laundry facilities, estimated useful lives of the underlying assets, external vendor estimates as to the cost to decommission these assets in the future, and federal and state regulatory requirements. The estimated current costs have been adjusted for the estimated impact of inflation at 3% per year. The liability has been discounted using credit-adjusted risk-free rates that range from approximately 5.7% to 7.5%. Revisions to the liability could occur due to changes in the Company’s estimated useful lives of the underlying assets, estimated dates of decommissioning, changes in decommissioning costs, changes in federal or state regulatory guidance on the decommissioning of such facilities, or other changes in estimates. Changes due to revised estimates will be recognized by adjusting the carrying amount of the liability and the related long-lived asset if the assets are still in service, or charged to expense in the period if the assets are no longer in service.

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

Derivative instruments that qualify for hedge accounting are classified as a hedge of the variability of cash flows to be paid related to a recognized liability or a forecasted transaction. Changes in the fair value of a derivative that is highly effective and designated as a cash flow hedge are recognized in accumulated other comprehensive (loss) income in the Consolidated Balance Sheets until expenses from the cash flows of the hedged items are recognized. The Company performs an assessment at the inception of the hedge and on a quarterly basis thereafter, to determine whether its derivatives are highly effective in offsetting changes in the value of the hedged items. Any change in the fair value resulting from hedge ineffectiveness is immediately recognized as income or expense in the Consolidated Statements of Income.

The Company’s hedging activities are transacted only with highly rated institutions, which reduce the exposure to credit risk in the event of nonperformance. Refer to Note 6 of the Consolidated Financial Statements for additional discussion and analysis.

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

The Company adopted SFAS No. 158 on August 25, 2007, which required the Company to (1) recognize in its statement of financial position the over-funded or under-funded status of its defined benefit postretirement plan measured as the difference between the fair value of plan assets and the benefit obligation, (2) recognize as a component of other comprehensive income, net of tax, the actuarial gains and losses and the prior service costs and credits that arise during the period but pursuant to SFAS No. 87 and SFAS No. 106 are not recognized as components of net periodic benefit cost, (3) measure defined benefit plan assets and defined benefit plan obligations as of the date of its statement of financial position, (4) disclose additional information in the notes to financial statements about certain effects on net periodic benefit cost in the upcoming fiscal year that arise from delayed recognition of the actuarial gains and losses and the prior service costs and credits, and (5) recognize as an adjustment to the opening balance of retained earnings, net of tax, any transition asset or transition obligation remaining from the initial application of SFAS No. 87 or SFAS No. 106. Refer to Note 7, “Employee Benefit Plans”, of these Consolidated Financial Statements for further discussion regarding the Company’s pension plans.

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

The Company is periodically reviewed by U.S. domestic and foreign tax authorities regarding the amount of taxes due. These reviews typically include inquiries regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. In evaluating the exposure associated with various filing positions, the Company records estimated reserves as required by FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109. Refer to Note 4, “Income Taxes”, for further discussion regarding our adoption of FIN No. 48, which occurred on August 26, 2007. FIN No. 48 fundamentally changed the way we are required to treat our uncertain tax positions for financial accounting purposes.

Advertising Costs

Advertising costs are expensed as incurred and are classified as selling and administrative expenses. The Company incurred advertising costs of $1.6 million, $1.7 million and $1.9 million for the fiscal years ended August 29, 2009, August 30, 2008 and August 25, 2007, respectively.

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

The following table shows how net income is allocated using this method (in thousands):

Year ended	August 29, 2009	August 30, 2008	August 25, 2007
Net income available to shareholders	$75,852	$60,978	$45,195

Allocation of net income for Basic:
Common Stock	$59,526	$47,827	$35,425
Class B Common Stock	16,326	13,151	9,770
	$75,852	$60,978	$45,195

The diluted earnings per share calculation assumes the conversion of all the Company’s Class B Common Stock into Common Stock, so no allocation of earnings to Class B Common Stock is required.

The following table illustrates the weighted average number of shares of Common Stock and Class B Common Stock shares outstanding during the year and is utilized in the calculation of earnings per share (in thousands):

Year ended	August 29, 2009	August 30, 2008	August 25, 2007
Weighted average number of Common shares -- basic	14,394	14,363	14,325
Add: effect of dilutive potential common shares -- employee Common Stock options	44	53	78
Add: assumed conversion of Class B Common shares into Common Stock	4,935	4,937	4,939

Weighted average number of Common shares -- diluted	19,373	19,353	19,342

Weighted average number of Class B Common shares -- basic	4,935	4,937	4,939

Stock options to purchase 213,100 shares of Common Stock were not included in the calculation of diluted earnings per share for the year ended August 29, 2009 because they were anti-dilutive. Stock options to purchase 144,000 shares of Common Stock were not included in the calculation of diluted earnings per share for the year ended August 30, 2008 because they were anti-dilutive. However, for the year August 25, 2007 there were no shares of Common Stock excluded in the calculation of diluted earnings per share as there were none that were anti-dilutive.

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

Compensation expense for all option grants is recognized ratably over the related vesting period. Certain options were granted during fiscal 2009, 2008 and 2007 to non-employee members of the Board of Directors of the Company, which were fully vested upon grant and expire eight years after the grant date for the grants during fiscal 2009 and 2008 and ten years after the grant date for the grants during fiscal 2007. Accordingly, compensation expense related to these option grants in fiscal 2009, 2008 and 2007 were recognized on the date of grant. In fiscal 2009 and 2008, a total of 12,000 shares and 6,000 shares, respectively, of restricted stock were granted to the Company’s non-employee directors subject to vesting in full one year from the date of grant. Share-based compensation, which includes stock option grants and restricted stock grants, is accounted for under SFAS 123(R) and has been recorded in the Consolidated Statements of Income in selling and administrative expenses.

Compensation expense for all option grants for the five fiscal years subsequent to August 29, 2009 is as follows (in thousands):

2010	$687
2011	555
2012	377
2013	183
2014	31
Total	$1,833

Refer to Note 12, “Common Stock Options”, for further discussion regarding the Company’s share-based compensation plans.

As prescribed by SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used:

	2009	2008	2007
Risk-free interest rate	2.82%	4.06%	4.59%
Expected dividend yield	0.76%	0.70%	0.77%
Expected life in years	7.34	7.50	7.50
Expected volatility	38.6%	38.5%	37.9%

The weighted average fair values of options granted during fiscal years 2009, 2008 and 2007 were $11.43, $16.99 and $16.66, respectively.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosure requirements about fair value measurements.  In February 2008, the FASB issued Staff Position 157-2 which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.  The Company partially adopted SFAS No. 157 on August 31, 2008, as required.  The adoption of SFAS No. 157 for its financial assets and liabilities did not have a material impact on the Company’s results of operations or its financial condition.  The Company does not expect the adoption of the delayed portion of SFAS No. 157 to have a material impact on its Consolidated Financial Statements. See Note 3 to these Consolidated Financial Statements for further discussion on the adoption of SFAS No. 157.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, (“SFAS No. 141R”). SFAS No. 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008. Early adoption is not permitted. The Company does not expect the adoption of SFAS No. 141R to have a material impact on its Consolidated Financial Statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 amends SFAS No. 133 requiring enhanced disclosures about an entity’s derivative and hedging activities thereby improving the transparency of financial reporting. SFAS No. 161’s disclosures provide additional information on how and why derivative instruments are being used. SFAS No. 161 was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company adopted SFAS No. 161 on November 30, 2008 and the adoption resulted in enhanced disclosure regarding our outstanding derivatives.

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets. FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141, and other U.S. GAAP. FSP No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and may not be adopted early. The Company does not expect the adoption of FSP No. 142-3 to have a material impact on its Consolidated Financial Statements.

In June 2008, the FASB issued a Staff Position on Emerging Issues Task Force (EITF) Issue No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities. EITF Issue No. 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore, need to be included in the earnings allocation in computing earnings per share (EPS). This consensus is effective for the Company’s fiscal year beginning August 30, 2009. The Company does not expect the adoption of EITF Issue No. 03-6-1 to have a material impact on its Consolidated Financial Statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which established general accounting standards and disclosure for subsequent events. The Company adopted SFAS No. 165 during the fourth quarter of fiscal 2009.

In June 2009, the FASB approved its Accounting Standards Codification, or Codification, as the single source of authoritative United States accounting and reporting standards applicable for all non-governmental entities, with the exception of the SEC and its staff. The Codification, which changes the referencing of financial standards, is effective for interim or annual financial periods ending after September 15, 2009. Therefore, in the Company’s first quarter of fiscal 2010, all references made to US GAAP will use the new Codification numbering system prescribed by the FASB. As the Codification is not intended to change or alter existing US GAAP, it is not expected to have any impact on the Company’s Consolidated Financial Statements.

2. Acquisitions

During the fiscal year ended August 29, 2009, the Company completed 12 acquisitions with an aggregate purchase price of approximately $4.7 million. The results of operations of these acquisitions have been included in the Company’s consolidated financial results since their respective acquisition dates. None of these acquisitions was significant in relation to the Company’s consolidated financial results and, therefore, pro forma financial information has not been presented.

Aggregate information relating to the acquisition of businesses which were accounted for as purchases is as follows (in thousands):

Year ended	August 29, 2009	August 30, 2008	August 25, 2007
Number of businesses acquired	12	14	17
Tangible assets acquired	$467	$12,679	$4,378
Intangible assets and goodwill acquired	4,263	48,588	18,445
Liabilities assumed	—	(315)	(66)

Acquisition of businesses, net of cash acquired	$4,730	$60,952	$22,757

Tangible assets acquired primarily relate to cash, accounts receivable, inventory and property, plant and equipment. Liabilities assumed primarily relate to accounts payable and accrued liabilities.

The following details the changes in intangible assets and goodwill, which includes changes related to additional payments associated with prior year acquisitions as well as changes to purchase allocations that had not been finalized as of the end of the prior fiscal year, for the years ended August 29, 2009 and August 30, 2008 as well as the respective periods over which the assets will be amortized on a straight-line basis (in thousands):

Year ended	August 29, 2009	August 30, 2008	Life in Years
Goodwill	$2,475	$34,504	N/A
Customer contracts	1,624	12,935	10-15
Other intangible assets	164	1,149	3-8

Total intangible assets and goodwill acquired	$4,263	$48,588

The amount assigned to intangible assets acquired was based on their respective fair values determined as of the acquisition date. The excess of the purchase price over the tangible and intangible assets was recorded as goodwill. In 2009, of the $2.5 million in goodwill that was recorded, $1.9 million was allocated to the US and Canadian Rental and Cleaning segment and the remaining $0.6 million was allocated to First Aid. In 2008, all of the goodwill was allocated to the US and Canadian Rental and Cleaning segment. In accordance with SFAS No. 142, the goodwill is not being amortized and is tested for impairment as required, at least annually.

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

All financial assets or liabilities that are measured at fair value on a recurring basis (at least annually) have been segregated into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date.  These assets or liabilities measured at fair value on a recurring basis are summarized in the table below (in thousands):

	As of August 29, 2009
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash Equivalents	$24,451	—	—	$24,451
Total	$24,451	—	—	$24,451

Liabilities:
Derivative Instruments	$—	3,609	—	$3,609
Total	$—	3,609	—	$3,609

4. Income Taxes

The provision for income taxes consists of the following (in thousands):

Year ended	August 29, 2009	August 30, 2008	August 25, 2007
Current:
Federal	$37,843	$26,915	$23,380
Foreign	3,835	4,708	4,002
State	7,886	4,895	2,700
	$49,564	$36,518	$30,082

Deferred:
Federal	$1,769	$1,148	$(1,411)
Foreign	(563)	(133)	(198)
State	(157)	188	(206)
	$1,049	$1,203	$(1,815)

	$50,613	$37,721	$28,267

The following table reconciles the provision for income taxes using the statutory federal income tax rate to the actual provision for income taxes (in thousands):

	August 29, 2009	August 30, 2008	August 25, 2007
Income taxes at the statutory federal income tax rate	$44,263	$34,545	$25,711
State income taxes	5,024	3,303	1,621
Adjustments to tax reserves	1,288	(598)	604
Permanent and other	38	471	331
	$50,613	$37,721	$28,267

The tax effect of items giving rise to the Company’s deferred tax (assets) liabilities is as follows (in thousands):

Year ended	August 29, 2009	August 30, 2008	August 25, 2007
Rental merchandise in service	$8,364	$13,498	$13,080
Tax in excess of book depreciation	35,140	27,393	26,010
Purchased intangible assets	20,198	18,467	16,416
Accruals and other	(36,488)	(31,844)	(28,539)
Net deferred tax liabilities	$27,214	$27,514	$26,967

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

As of August 29, 2009 and August 30, 2008, there was $3.9 million and $3.1 million, respectively, in total unrecognized tax benefits, which if recognized, would favorably impact the Company’s effective tax rate.  The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense which is consistent with the recognition of these items in prior reporting periods. As of August 29, 2009 and August 30, 2008, the Company had accrued a total of $1.7 million and $1.0 million in interest and penalties, respectively, in its current accrued liabilities.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at adoption on August 26, 2007	$3,172
Additions based on tax positions related to the current year	672
Additions for tax positions of prior years	809
Reductions for tax positions of prior years	(703)
Statute expirations	(843)

Balance at August 30, 2008	$3,107
Additions based on tax positions related to the current year	500
Additions for tax positions of prior years	2,455
Amounts paid related to prior years	(602)
Statute expirations	(1,569)

Balance at August 29, 2009	$3,891

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

The Company has undistributed earnings of its international subsidiaries that it considers indefinitely reinvested and therefore has not provided for U.S. income taxes that could result from any future distribution of such earnings to the U.S. parent. If these earnings were ultimately distributed to the U.S. in the form of dividends or otherwise, or if the shares of its international subsidiaries were sold or transferred, the Company would likely be subject to additional U.S. income taxes, net of the impact of any available foreign tax credits. It is not practicable to estimate the amount of unrecognized deferred U.S. taxes on these undistributed earnings.

5. Long-Term Obligations

Long-term obligations outstanding on the accompanying Consolidated Balance Sheets are as follows (in thousands):

	August 29, 2009	August 30, 2008
Series A, fixed rate notes due June 2011 bearing interest at 5.27%	$75,000	$75,000
Series D, floating rate notes due September 2013 bearing interest at LIBOR plus 50 basis points bearing interest at 1.13% and 3.28% as of August 29, 2009 and August 30, 2008, respectively.	100,000	100,000
Unsecured revolving credit agreement with a syndicate of banks, weighted-average interest rate of 3.10% at August 30, 2008.	—	54,850
Other	7,015	5,689

	182,015	235,539
Less-- current maturities	6,447	4,222

	$175,568	$231,317

Aggregate current maturities of long-term obligations for the five fiscal years subsequent to August 29, 2009 and thereafter are as follows (in thousands):

2010	$6,447
2011	75,264
2012	118
2013	24
2014	100,000
Thereafter	162
Total	$182,015

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

On September 14, 2006, the Company issued $100.0 million of floating rates notes (“Floating Rate Notes”) pursuant to a Note Purchase Agreement (“2006 Note Agreement”). The Floating Rate Notes mature on September 14, 2013, bear interest at LIBOR plus 50 basis points and may be repaid at face value two years from the date of issuance. The proceeds from the issuance of the Floating Rate Notes were used to first repay the outstanding floating rate notes under the 2004 Note Agreement in the amount of $75.0 million and then to pay down outstanding amounts under the Credit Agreement (as defined below).

The Company has a $225.0 million unsecured revolving credit agreement (“Credit Agreement”) with a syndicate of banks, which matures on September 13, 2011. Under the Credit Agreement, the Company is able to borrow funds at variable interest rates based on the Eurodollar rate or the bank’s prime rate, as selected by the Company. Availability of credit requires compliance with certain financial and other covenants, including a maximum funded debt ratio and minimum interest coverage as defined in the Credit Agreement. The Company generally tests its compliance with these financial covenants on a fiscal quarterly basis. At August 29, 2009, the interest rates applicable to any of the Company’s borrowings under the Credit Agreement would be calculated as LIBOR plus 50 basis points at the time of the respective borrowing. As of August 29, 2009, the Company had no outstanding borrowings, letters of credit of $36.5 million, and $188.5 million available for borrowing.

As of August 29, 2009, the Company was in compliance with all covenants under the Credit Agreement, the Note Agreement and the 2006 Note Agreement.

6. Derivative Instruments and Hedging Activities

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

As of August 29, 2009, the Company had recorded the fair value of the interest rate swap of $3.6 million in accrued liabilities and a corresponding loss of $2.2 million in accumulated other comprehensive (loss) income, which was net of the associated tax benefit of $1.4 million. As of August 30, 2008, the amounts recorded in accrued liabilities and other comprehensive income were $0.3 million and $0.2 million, respectively. Of the $2.2 million loss deferred in accumulated other comprehensive (loss) income as of August 29, 2009, a $1.7 million loss is expected to be reclassified to interest expense in the next twelve months.

The Company has recorded any realized gains or losses from its interest rate swap as an adjustment to interest expense in its Consolidated Statements of Income. For the fiscal years ended August 29, 2009 and August 30, 2008, the Company reclassified a loss from accumulated other comprehensive (loss) income into interest expense of $1.7 million and $0.3 million, respectively.

7. Employee Benefit Plans

Defined Contribution Retirement Savings Plan

The Company has a defined contribution retirement savings plan with a 401(k) feature for all eligible employees not under collective bargaining agreements. The Company matches a portion of the employee’s contribution and can make an additional contribution at its discretion. Contributions charged to expense under the plan for the years ended August 29, 2009, August 30, 2008 and August 25, 2007 were $13.6 million, $10.9 million and $9.5 million, respectively.

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

The Company maintains an unfunded Supplemental Executive Retirement Plan (“SERP”) for certain eligible employees of the Company. The benefits are based on the employee’s compensation upon retirement. The amount charged to expense related to this plan amounted to approximately $1.5 million, $1.2 million and $1.2 million for the fiscal years ended 2009, 2008 and 2007, respectively.

The Company maintains a non-contributory defined pension plan (“UniFirst Plan”) covering union employees at one of its locations. The benefits are based on years of service and the employees’ compensation. The plan assets primarily consist of fixed income and equity securities. The amount charged to expense related to this plan amounted to approximately $0.2 million for each of the fiscal years ended 2009, 2008 and 2007, respectively.

In connection with the acquisition of Textilease in fiscal 2004, the Company assumed liabilities related to a frozen pension plan covering many former Textilease employees (“Textilease Plan”). The pension benefits are based on years of service and the employee’s compensation. The plan assets primarily consist of fixed income and equity securities. The amounts charged to expense related to this plan amounted to approximately $0.1 million for each of the fiscal years ended 2009, 2008 and 2007.

The components of net periodic benefit cost for the year ended August 29, 2009 were as follows (in thousands):

	Textilease Plan	UniFirst Plan	SERP	Total
Service cost	$—	$135	$364	$499
Interest cost	144	202	643	989
Expected return on assets	(92)	(151)	—	(243)
Amortization of prior service cost	—	62	368	430
Amortization of unrecognized loss	13	—	77	90
Net periodic benefit cost	$65	$248	$1,452	$1,765

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

The Company’s obligations and funded status related to its pension and SERP retirement plans as of August 29, 2009 were as follows (in thousands):

	Textilease Plan	UniFirst Plan	SERP	Total
Change in benefit obligation:
Projected benefit obligation, beginning of year	$2,323	$3,590	$11,255	$17,168
Service cost	—	135	364	499
Interest cost	144	202	643	989
Actuarial (gain) loss	(8)	45	(32)	5
Benefits paid	(149)	(77)	(305)	(531)
Projected benefit obligation, end of year	$2,310	$3,895	$11,925	$18,130

Change in plan assets:
Fair value of plan assets, beginning of year	$1,803	$3,192	$—	$4,995
Actual return on plan assets	68	80	—	148
Employer contributions	133	—	—	133
Benefits paid	(149)	(77)	—	(226)
Fair value of plan assets, end of year	$1,855	$3,195	$—	$5,050

Funded status (net amount recognized):	$(455)	$(700)	$(11,925)	$(13,080)

As of August 29, 2009, the accumulated benefit obligation for the Textilease Plan, UniFirst Plan and SERP was $2.3 million, $3.9 million and $9.3 million, respectively.

The amounts recorded on the Consolidated Balance Sheet as of August 29, 2009 are as follows (in thousands):

	Textilease Plan	UniFirst Plan	SERP	Total
Deferred tax assets	$111	$458	$1,722	$2,291
Accrued liabilities	$455	$700	$11,925	$13,080
Accumulated other comprehensive income	$(174)	$(717)	$(2,694)	$(3,585)

As of August 29, 2009, the amounts recognized in accumulated other comprehensive income for the Textilease Plan, UniFirst Plan and SERP consist of (in thousands):

	Textilease Plan	UniFirst Plan	SERP	Total
Net actuarial gain or (loss)	$(174)	$(310)	$(1,604)	$(2,088)
Unrecognized prior service cost	—	(407)	(1,090)	(1,497)
	$(174)	$(717)	$(2,694)	$(3,585)

The assumptions used in calculating the Company’s projected benefit obligation and net periodic service cost as of, and for the year ended, August 29, 2009, were as follows:

	Textilease Plan	UniFirst Plan	SERP
Discount rate	6.0%	6.0%	5.7%
Expected return on plan assets	5.0%	5.0%	N/A
Rate of compensation increase	N/A	N/A	5.0%

8. Goodwill and Other Intangible Assets

Under SFAS No. 142, goodwill is no longer amortized, but reviewed annually or more frequently if certain indicators arise, for impairment. There were no impairment losses related to goodwill or intangible assets during the years ended August 29, 2009, August 30, 2008 or August 25, 2007.

The changes in the carrying amount of goodwill are as follows (in thousands):

Balance as of August 25, 2007	$224,366
Goodwill acquired during the period	34,504
Goodwill retired on disposition of business	(34)

Balance as of August 30, 2008	$258,836
Goodwill acquired during the period	2,475
Other	(140)

Balance as of August 29, 2009	$261,171

As of August 29, 2009, the Company has allocated $256.4 million, $4.2 million and $0.6 million of goodwill to its US and Canadian Rental and Cleaning, Specialty Garments and First Aid segments, respectively.

Intangible assets, net in the Company’s accompanying Consolidated Balance Sheets are as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
August 29, 2009
Customer contracts	$125,112	$68,496	$56,616
Other intangible assets	26,360	22,922	3,438
	$151,472	$91,418	$60,054
August 30, 2008
Customer contracts	$123,794	$61,221	$62,573
Other intangible assets	26,307	21,430	4,877
	$150,101	$82,651	$67,450

Estimated amortization expense for the five fiscal years subsequent to August 29, 2009 and thereafter, based on intangible assets, net as of August 29, 2009 is as follows (in thousands):

2010	$8,720
2011	8,097
2012	7,293
2013	6,676
2014	5,366
Thereafter	23,902
$60,054

9. Accrued Liabilities

Accrued liabilities in the accompanying Consolidated Balance Sheet consists of the following (in thousands):

	August 29, 2009	August 30, 2008
Payroll-related	$43,553	$39,286
Insurance related	23,031	23,027
Environmental related	19,384	15,097
Asset retirement obligations	8,584	7,844
Other	9,451	6,583
	$104,003	$91,837

10. Asset Retirement Obligations

The Company accounts for its asset retirement obligations under the provisions of SFAS No. 143, which generally applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset. Accordingly, the Company recognizes asset retirement obligations in the period in which they are incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Company continues to depreciate, on a straight-line basis, the amount added to property, plant and equipment and recognizes accretion expense in connection with the discounted liability over the various remaining lives which range from approximately one to thirty-five years.

The Company recognized as a liability the present value of the estimated future costs to decommission its nuclear laundry facilities in accordance with the provisions of SFAS No. 143. The estimated liability is based on historical experience in decommissioning nuclear laundry facilities, estimated useful lives of the underlying assets, external vendor estimates as to the cost to decommission these assets in the future, and federal and state regulatory requirements. The estimated current costs have been adjusted for the estimated impact of inflation at 3% per year. The liability has been discounted using credit-adjusted risk-free rates that range from approximately 5.7% to 7.5% over one to thirty-five years. Revisions to the liability could occur due to changes in the Company’s estimated useful lives of the underlying assets, estimated dates of decommissioning, changes in decommissioning costs, changes in federal or state regulatory guidance on the decommissioning of such facilities, or other changes in estimates. Changes due to revised estimates will be recognized by adjusting the carrying amount of the liability and the related long-lived asset if the assets are still in service, or charged to expense in the period if the assets are no longer in service.

A reconciliation of the Company’s asset retirement liabilities is as follows (in thousands):

	August 29, 2009	August 30, 2008
Beginning balance	$7,844	$7,437
Accretion expense	517	486
Asset retirement costs incurred	(104)	(79)
Additional liabilities recognized	327	—
Ending balance	$8,584	$7,844

As of August 29, 2009, the $8.6 million asset retirement obligation is included in accrued liabilities in the accompanying Consolidated Balance Sheet.

11. Commitments and Contingencies

Lease Commitments

The Company leases certain buildings and equipment from independent parties. Total rent expense on all leases was $5.9 million, $5.7 million and $5.3 million for the fiscal years ended 2009, 2008 and 2007, respectively. Annual minimum lease commitments for the five years subsequent to August 29, 2009 and thereafter are as follows (in thousands):

2010	$5,181
2011	4,326
2012	2,913
2013	2,028
2014	850
Thereafter	879
$16,177

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

Accounting principles generally accepted in the United States require that a liability for contingencies be recorded when it is probable that a liability has occurred and the amount of the liability can be reasonably estimated. Significant judgment is required to determine the existence of a liability, as well as the amount to be recorded. The Company regularly consults with attorneys and outside consultants in its consideration of the relevant facts and circumstances before recording a contingent liability. Changes in enacted laws, regulatory orders or decrees, management’s estimates of costs, insurance proceeds, participation by other parties, the timing of payments and the input of outside consultants and attorneys based on changing legal or factual circumstances could have a material impact on the amounts recorded for environmental and other contingent liabilities.

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

The Company has accrued certain costs related to the sites described above as it has been determined that the costs are probable and can be reasonably estimated. The Company continues to implement mitigation measures and to monitor environmental conditions at the Somerville, Massachusetts site. The Company also has potential exposure related to an additional parcel of land (the “Central Area”) related to the Woburn, Massachusetts site discussed above. Currently, the consent decree for the Woburn site does not define or require any remediation work in the Central Area. Recently, the United States Environmental Protection Agency (the “EPA”) commented on the design and implementation of groundwater and soil remedies at the Woburn site and investigation of environmental conditions in the Central Area. The Company and other parties to the consent decree have met with the EPA to discuss its comments. The Company has agreed to complete additional environmental investigations and reports, and to discuss further with the EPA its comments. The Company has accrued costs to perform certain work responsive to the EPA’s comments.

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

There is usually a range of reasonable estimates of the costs associated with each site. The Company’s accruals reflect the amount within the range that constitutes its best estimate. Where it believes that both the amount of a particular liability and the timing of the payments are reliably determinable, the Company adjusts the cost in current dollars using a rate of 3% for inflation until the time of expected payment and discounts the cost to present value using the current risk-free interest rates. As of August 29, 2009, the risk-free interest rates utilized by the Company ranged from 3.5% to 4.2%.

For environmental liabilities that have been discounted, the Company includes interest accretion, based on the effective interest method, in selling and administrative expenses on the Consolidated Statements of Income. The changes to the Company’s environmental liabilities for the years ended August 29, 2009 and August 30, 2008 are as follows (in thousands):

Year ended	August 29, 2009	August 30, 2008
Beginning balance	$15,097	$15,683
Costs incurred for which reserves have been provided	(2,755)	(4,069)
Insurance proceeds received	168	167
Interest accretion	668	783
Revisions in estimates	6,206	2,533

Ending balance	$19,384	$15,097

In fiscal 2009 and 2008, the Company made adjustments to increase its environmental related reserves by $6.2 million and $2.5 million, respectively. These increases were primarily due to ongoing investigation and remediation efforts at two of its environmental exposure sites.

Anticipated payments and insurance proceeds of currently identified environmental remediation liabilities as of August 29, 2009, for the next five years and thereafter, as measured in current dollars, are reflected below.

(In Thousands)	2010	2011	2012	2013	2014	Thereafter	Total
Estimated costs – current dollars	$5,182	$2,616	$2,027	$963	$920	$13,636	$25,344

Estimated insurance proceeds	(330)	(157)	(180)	(150)	(180)	(2,175)	(3,172)

Net anticipated costs	$4,852	$2,459	$1,847	$813	$740	$11,461	$22,172

Effect of inflation							7,579
Effect of discounting							(10,367)

Balance as of August 29, 2009							$19,384

Estimated insurance proceeds are primarily received from an annuity received as part of a legal settlement with an insurance company. Annual proceeds of approximately $0.3 million are deposited into an escrow account which funds remediation and monitoring costs for three sites related to former operations in Williamstown, Vermont. Annual proceeds received but not expended in the current year accumulate in this account and may be used in future years for costs related to this site through the year 2027. As of August 29, 2009, the balance in this escrow account, which is held in a trust and is not recorded on the Company’s Consolidated Balance Sheet, was approximately $2.8 million. Also included in estimated insurance proceeds are amounts the Company is entitled to receive pursuant to legal settlements as reimbursements from three insurance companies for estimated costs at the site in Uvalde, Texas.

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

Other Contingent Liabilities

As security for certain agreements with the NRC and various state agencies related to the nuclear operations (see Note 11) and certain insurance programs, the Company had standby irrevocable bank commercial letters of credit of $36.5 million and $32.3 million outstanding as of August 29, 2009 and August 30, 2008, respectively.

12. Common Stock Options

The Company accounts for its share-based compensation under the provisions of SFAS No. 123(R), Share-Based Payment, as discussed in Note 1, “Share-Based Compensation”. The Company adopted a stock incentive plan (the “Plan”) in November 1996 and reserved 150,000 shares of Common Stock for issue under the Plan. In January 2002, the Company increased the number of shares of Common Stock reserved for issuance under the Plan to 450,000. Such increase was approved by the Company’s shareholders at the Company’s 2002 Annual meeting of Shareholders held on January 8, 2002. At the Company’s 2007 Annual Meeting of Shareholders held on January 9, 2007, the Company’s shareholders approved the Company’s increase in the number of shares of Common Stock reserved for issuance under the Plan to 800,000. Options granted under the Plan, through August 29, 2009, are at a price equal to the fair market value of the Company’s Common Stock on the date of grant. Options granted prior to fiscal 2003 are subject to a proportional four-year vesting schedule and expire eight years from the grant date. Options granted beginning in fiscal 2003 and thereafter are subject to a five-year cliff-vesting schedule under which options become vested or exercisable after five years from date of grant and expire ten years after the grant date. Compensation expense for all option grants, whether proportional four-year vesting or five-year cliff-vesting, is recognized ratably over the related vesting period starting in fiscal 2006. Certain options were granted during fiscal 2009, 2008 and 2007 to non-employee members of the Board of Directors of the Company, which were fully vested upon grant and expire eight years after the grant date for the grants during fiscal 2009 and 2008 and ten years after the grant date for the grants during fiscal 2007. Accordingly, compensation expense related to these option grants in fiscal 2009, 2008 and 2007 were recognized on the date of grant. In fiscal 2009 and 2008, a total of 12,000 shares and 6,000 shares, respectively, of restricted stock were granted to the Company’s non-employee directors subject to vesting in full one year from the date of grant.

The following table summarizes the Common Stock option activity for the fiscal years ended August 29, 2009, August 30, 2008 and August 25, 2007:

	Number of Shares	Weighted Average Exercise Price
Outstanding, August 26, 2006	284,950	$25.08

Granted	72,400	36.69
Exercised	(41,650)	17.01
Forfeited	(21,725)	28.04

Outstanding, August 25, 2007	293,975	$28.87

Granted	75,000	38.04
Exercised	(28,750)	18.12
Forfeited	(4,000)	23.26

Outstanding, August 30, 2008	336,225	$31.90

Granted	84,100	27.27
Exercised	(32,575)	21.08
Forfeited	(10,000)	33.49

Outstanding, August 29, 2009	377,750	$31.76

Exercisable, August 25, 2007	42,675	$23.93

Exercisable, August 30, 2008	63,125	$27.18

Exercisable, August 29, 2009	82,350	$28.34

The following table summarizes information relating to currently outstanding and exercisable stock options as of August 29, 2009:

		Outstanding Options			Exercisable Options
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Option Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Option Life	Weighted Average Exercise Price
$ 17.55 – 24.35	45,350	3.82	$22.78	45,350	3.82	$22.78
27.08 – 28.85	132,900	7.53	27.53	12,500	6.44	28.28
33.13 – 34.83	60,000	6.18	34.75	5,000	6.29	33.81
36.05 – 42.21	139,500	7.73	37.42	19,500	7.89	39.91
$ 17.55 – 42.21	377,750	6.94	$31.76	82,350	5.33	$28.34

The following table summarizes the status of the Company’s nonvested stock options at August 29, 2009:

	Nonvested Options
	Number of	Weighted Average
	Shares	Exercise Price
Nonvested at August 30, 2008	273,100	$32.99

Granted	75,100	27.11
Vested	(44,800)	24.76
Forfeited	(8,000)	34.22

Nonvested at August 29, 2009	295,400	$32.71

13. Shareholders’ Equity

The Company has two classes of common stock: Common Stock and Class B Common Stock. Each share of Common Stock is entitled to one vote, is freely transferable, and is entitled to a cash dividend equal to 125% of any cash dividend paid on each share of Class B Common Stock. Each share of Class B Common Stock is entitled to ten votes and can be converted to Common Stock on a share-for-share basis. However, until converted to Common Stock shares of Class B Common Stock are not freely transferable. For the year ended August 29, 2009, a total of 2,000 shares of Class B Common Stock were converted to Common Stock.

14. Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) are as follows (in thousands):

	Foreign Currency Translation	Pension- related	Interest Rate Swap	Total Accumulated Other Comprehensive Income (Loss)
Balance, August 25, 2007	$8,141	$(3,009)	$—	$5,132
Change during the year	(52)	(458)	(188)	(698)

Balance, August 30, 2008	8,089	(3,467)	(188)	4,434
Change during the year	(2,604)	(117)	(2,013)	(4,734)

Balance, August 29, 2009	$5,485	$(3,584)	$(2,201)	$(300)

15. Segment Reporting

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

The Specialty Garments operating segment purchases, rents, cleans, delivers and sells, specialty garments and non-garment items primarily for nuclear and cleanroom applications. The First Aid operating segment sells first aid cabinet services and other safety supplies.

The Company refers to the US and Canadian Rental and Cleaning, MFG, and Corporate reporting segments combined as its “core laundry operations,” which is included as a subtotal in the following table (in thousands):

	US and
	Canadian				Subtotal
As of and for the year ended	Rental and		Net Interco		Core Laundry	Specialty
August 29, 2009	Cleaning	MFG	MFG Elim	Corporate	Operations	Garments	First Aid	Total

Revenues	$904,902	$86,139	$(86,139)	$7,759	$912,661	$72,340	$28,415	$1,013,4166

Income (loss) from operations	$158,198	$27,828	$(420)	$(60,213)	$125,393	$7,360	$1,283	$134,036

Interest (income) expense, net	$(1,968)	$—	$—	$9,289	$7,321	$—	$—	$7,321

Income (loss) before taxes	$160,211	$28,086	$(420)	$(69,705)	$118,172	$7,010	$1,283	$126,465

Depreciation and amortization	$38,053	$1,395	$—	$12,750	$52,198	$4,058	$1,533	$57,789

Capital expenditures	$58,378	$151	$—	$—	$58,529	$6,505	$289	$65,323

Total assets	$906,872	$10,052	$—	$—	$916,924	$70,748	$21,113	$1,008,785

	US and
	Canadian				Subtotal
As of and for the year ended	Rental and		Net Interco		Core Laundry	Specialty
August 30, 2008	Cleaning	MFG	MFG Elim	Corporate	Operations	Garments	First Aid	Total

Revenues	$911,044	$91,834	$(91,834)	$8,942	$919,986	$71,637	$31,552	$1,023,1751

Income (loss) from operations	$137,341	$32,067	$(2,632)	$(63,229)	$103,547	$4,204	$887	$108,638

Interest (income) expense, net	$(2,201)	$—	$—	$11,976	$9,775	$—	$—	$9,775

Income (loss) before taxes	$139,316	$31,717	$(2,632)	$(75,000)	$93,401	$4,411	$887	$98,699

Depreciation and amortization	$34,721	$1,488	$—	$12,423	$48,632	$3,719	$1,433	$53,784

Capital expenditures	$64,046	$572	$—	$—	$64,618	$8,678	$499	$73,795

Total assets	$881,712	$11,691	$—	$—	$893,403	$68,282	$19,982	$981,667

	US and
	Canadian				Subtotal
As of and for the year ended	Rental and		Net Interco		Core Laundry	Specialty
August 25, 2007	Cleaning	MFG	MFG Elim	Corporate	Operations	Garments	First Aid	Total

Revenues	$799,515	$89,209	$(89,209)	$7,945	$807,460	$62,868	$31,774	$902,102

Income (loss) from operations (1)	$111,801	$30,718	$(5,366)	$(58,925)	$78,228	$4,498	$1,426	$84,152

Interest (income) expense, net	$(1,868)	$—	$—	$12,627	$10,759	$—	$—	$10,759

Income (loss) before taxes	$113,565	$30,511	$(5,366)	$(71,487)	$67,223	$4,813	$1,426	$73,462

Depreciation and amortization	$30,863	$1,446	$—	$11,700	$44,009	$3,219	$1,284	$48,512

Capital expenditures	$46,444	$—	$—	$—	$46,444	$7,186	$1,031	$54,661

Total assets	$780,883	$11,350	$—	$—	$792,233	$60,997	$21,234	$874,464

(1) Prior year income (loss) from operations has been restated to reflect the Company’s reclassification of foreign exchange (gain) loss from an operating expense to other expense (income).

The Company’s long-lived assets as of August 29, 2009 and August 30, 2008, and revenues and income before income taxzes for the years ended August 29, 2009, August 30, 2008 and August 25, 2007, were attributed to the following countries (in thousands):

Long-lived assets as of:	August 29, 2009	August 30, 2008
United States	$661,470	$653,979
Europe, Canada, and Mexico (1)	44,941	43,583
Total	$706,411	$697,562

Revenues for the year ended:	August 29, 2009	August 30, 2008	August 25, 2007
United States	$931,670	$928,811	$825,622
Europe and Canada (1)	81,746	94,364	76,480
	$1,013,416	$1,023,175	$902,102

Income before income taxes for the year ended:	August 29, 2009	August 30, 2008	August 25, 2007
United States	$116,079	$84,214	$62,136
Europe, Canada, and Mexico (1)	10,386	14,485	11,326
	$126,465	$98,699	$73,462

(1) No country accounts for greater than 10% of total long-lived assets or revenues.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

UniFirst Corporation

We have audited the accompanying consolidated balance sheets of UniFirst Corporation and subsidiaries as of August 29, 2009 and August 30, 2008, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended August 29, 2009.  Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of UniFirst Corporation and subsidiaries at August 29, 2009 and August 30, 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended August 29, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Notes 1 and 3 to the consolidated financial statements, the Company adopted Financial Accounting Standards No. 157, Fair Value Measurements on August 31, 2008 and as discussed in Notes 1 and Note 4 to the consolidated financial statements, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 on August 26, 2007. Additionally, as discussed in Notes 1 and 7 to the Consolidated Financial Statements, the Company adopted Statement of Financial Accounting Standards No. 158, Employers Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R) on August 25, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the UniFirst Corporation's internal control over financial reporting as of August 29, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 12, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

November 12, 2009

Quarterly Financial Data (Unaudited)

The following is a summary of the results of operations for each of the quarters within the years ended August 29, 2009 and August 30, 2008. This summary should be read in conjunction with these Consolidated Financial Statements and notes to Consolidated Financial Statements.

(In thousands, except per share data) For the year ended August 29, 2009	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$262,554	$257,285	$252,105	$241,472
Income before income taxes	31,280	31,889	35,719	27,577
Provision for income taxes	12,418	13,609	14,030	10,556

Net income	$18,862	$18,280	$21,689	$17,021

Net income per Common share -- basic	$1.03	$1.00	$1.18	$0.93

Net income per Class B Common share -- basic	$0.82	$0.80	$0.95	$0.74

Net income per Common share -- diluted	$0.97	$0.94	$1.12	$0.88

Weighted average number of shares outstanding -- basic
Common Stock	14,384	14,389	14,394	14,408
Class B Common Stock	4,935	4,935	4,935	4,933
	19,319	19,324	19,329	19,341
Weighted average number of Common Stock shares
outstanding -- diluted	19,362	19,354	19,376	19,415

(In thousands, except per share data) For the year ended August 30, 2008	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$247,260	$270,288	$254,617	$251,010
Income before income taxes	26,787	24,847	27,798	19,267
Provision for income taxes	10,313	9,566	10,858	6,984

Net income	$16,474	$15,281	$16,940	$12,283

Net income per Common share -- basic	$0.90	$0.83	$0.92	$0.67

Net income per Class B Common share -- basic	$0.72	$0.67	$0.74	$0.54

Net income per Common share -- diluted	$0.85	$0.79	$0.87	$0.63

Weighted average number of shares outstanding -- basic
Common Stock	14,352	14,359	14,366	14,379
Class B Common Stock	4,937	4,937	4,937	4,936
	19,289	19,296	19,303	19,315
Weighted average number of Common Stock shares
outstanding -- diluted	19,366	19,366	19,363	19,387

The Company’s fiscal year ends on the last Saturday in August. For financial reporting purposes, fiscal 2009 consisted of 52 weeks, fiscal 2008 consisted of 53 weeks and fiscal 2007 consisted of 52 weeks. Each of the quarterly periods contained 13 weeks except for the second quarter of fiscal 2008 which contained 14 weeks.

In the fourth quarter of fiscal 2009 and 2008, the Company decreased its insurance reserves by $3.4 million and $1.9 million, respectively, resulting from its annual third-party actuarial review of its insurance reserve requirements. In addition, in the fourth quarter of fiscal 2009 and 2008, the Company increased its environmental related accrual by $3.0 million and $2.0 million, respectively, due to additional information gathered from ongoing site investigations at two of its environmental exposure sites.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended August 29, 2009 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

We have retained Ernst & Young LLP, an independent registered public accounting firm, to audit our Consolidated Financial Statements found in this Annual Report on Form 10-K for the year ended August 29, 2009. We have made available to Ernst & Young LLP all of our financial records and related data in connection with their audit of our Consolidated Financial Statements.

We have filed with the Securities and Exchange Commission the required certifications related to our Consolidated Financial Statements as of and for the year ended August 29, 2009. These certifications are attached as exhibits to this Annual Report on Form 10-K for the year ended August 29, 2009. Additionally, we have also provided to the New York Stock Exchange the required annual certification of our Chief Executive Officer regarding our compliance with the New York Stock Exchange’s corporate governance listing standards.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has assessed the effectiveness of our internal control over financial reporting as of August 29, 2009. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control—Integrated Framework. Management concluded that based on its assessment, our internal control over financial reporting was effective as of August 29, 2009. The effectiveness of our internal control over financial reporting as of August 29, 2009 has been audited by Ernst & Young LLP, and a copy of its attestation report is included below.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Shareholders

UniFirst Corporation

We have audited UniFirst Corporation’s internal control over financial reporting as of August 29, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). UniFirst Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, UniFirst Corporation maintained, in all material respects, effective internal control over financial reporting as of August 29, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of UniFirst Corporation as of August 29, 2009 and August 30, 2008, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended August 29, 2009 of UniFirst Corporation and our report dated November 12, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

November 12, 2009

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

Information regarding our directors and executive officers required by this Item 10 will be included in our definitive Proxy Statement to be filed with the Securities and Exchange Commission for our 2010 Annual Meeting of Shareholders and is incorporated by reference into this Item 10. Certain information required by this Item 10 is set forth in Item 1 of this Annual Report on Form 10-K under the heading “Executive Officers”.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this Item 11 will be included in our definitive Proxy Statement to be filed with the Securities and Exchange Commission for our 2010 Annual Meeting of Shareholders and is incorporated by reference into this Item 11.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item 12 will be included in our definitive Proxy Statement to be filed with the Securities and Exchange Commission for our 2010 Annual Meeting of Shareholders and is incorporated by reference into this Item 12.

Information concerning our equity compensation plans contained in the table entitled “Equity Compensation Plan Information” set forth in Item 5 of this Annual Report on Form 10-K is incorporated by reference into this Item 12.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item 13 will be included in our definitive Proxy Statement to be filed with the Securities and Exchange Commission for our 2010 Annual Meeting of Shareholders and is incorporated by reference into this Item 13.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this Item 14 will be included in our definitive Proxy Statement to be filed with the Securities and Exchange Commission for our 2010 Annual Meeting of Shareholders and is incorporated by reference into this Item 14.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The financial statements listed below are filed as part of this report:

(1) and (2) FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES.

The financial statements listed below are included under Item 8 of this Annual Report on Form 10-K:

Consolidated statements of income for each of the three years in the period ended August 29, 2009

Consolidated balance sheets as of August 29, 2009 and August 30, 2008

Consolidated statements of shareholders’ equity for each of the three years in the period ended August 29, 2009

Consolidated statements of cash flows for each of the three years in the period ended August 29, 2009

Notes to Consolidated Financial Statements

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

Management’s Report on Internal Control Over Financial Reporting

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The following additional schedule is filed herewith:

Schedule II — Valuation and qualifying accounts and reserves for each of the three years in the period ended August 29, 2009

UNIFIRST CORPORATION AND SUBSIDIARIES

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED

AUGUST 29, 2009 (IN THOUSANDS)

Description	Balance, Beginning of Period	Charged to Costs and Expenses	Charges for Which Reserves Were Created or Deductions	Balance, End of Period

Allowance for Doubtful Accounts
For the year ended August 29, 2009	$4,164	$5,744	$(4,341)	$5,567

For the year ended August 30, 2008	$4,144	$2,836	$(2,816)	$4,164

For the year ended August 25, 2007	$3,653	$4,240	$(3,749)	$4,144

Reserve for Obsolete Inventory
For the year ended August 29, 2009	$1,722	$624	$(758)	$1,588

For the year ended August 30, 2008	$953	$1,039	$(270)	$1,722

For the year ended August 25, 2007	$980	$1,086	$(1,113)	$953

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

DESCRIPTION

3.1

Restated Articles of Organization (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Commission on July 5, 2006); Articles of Amendment dated January 13, 1988 (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed with the Commission on July 5, 2006); and Articles of Amendment dated January 21, 1993 (incorporated by reference to Exhibit 3.3 to the Company's Current Report on Form 8-K filed with the Commission on July 5, 2006)

3.2	By-laws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 10, 2008)

4.1	Specimen Stock Certificate for Shares of Common Stock (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Commission on July 5, 2006)

10.1

Letter Agreement between the Company and Dennis Assad, dated January 3, 2007 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 8, 2007)

10.2

UniFirst Corporation 1996 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10-D to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2002 filed with the Commission on November 27, 2002)

10.3

Form of UniFirst Corporation stock option award to non-employee directors (incorporated by reference to Exhibit 10-E to the Company’s Annual Report on Form 10-K for the fiscal year ended August 28, 2004 filed with the Commission on November 12, 2004)

10.4

Form of UniFirst Corporation stock option award to executive officers (incorporated by reference to Exhibit 10-F to the Company’s Annual Report on Form 10-K for the fiscal year ended August 28, 2004 filed with the Commission on November 12, 2004)

10.5

UniFirst Corporation Unfunded Supplemental Executive Retirement Plan dated as of March 8, 2006 (incorporated by reference to the Company’s Current Report on Form 8-K and the exhibit thereto filed with the Commission on March 8, 2006)

10.6

Amendment to the UniFirst Corporation Unfunded Supplemental Executive Retirement Plan dated as of January 8, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 10, 2008)

10.7

Amended and Restated Revolving Credit Agreement, dated as of June 14, 2004 (incorporated by reference to Exhibit 10.1 the Company’s Current Quarterly Report on Form 10-Q filed with the Commission on April 9, 2009)

10.8

Modification No. 1, dated as of October 31, 2005, to the Amended and Restated Revolving Credit Agreement, dated as of June 14, 2004 (incorporated by reference to Exhibit 10.2 the Company’s Current Quarterly Report on Form 10-Q filed with the Commission on April 9, 2009)

10.9

Modification No. 2, dated as of March 22, 2006, to the Amended and Restated Revolving Credit Agreement, dated as of June 14, 2004 (incorporated by reference to Exhibit 10.3 the Company’s Current Quarterly Report on Form 10-Q filed with the Commission on April 9, 2009)

10.10

Modification No. 3, dated as of September 13, 2006, to the Amended and Restated Revolving Credit Agreement, dated as of June 14, 2004 (incorporated by reference to Exhibit 10.4 the Company’s Current Quarterly Report on Form 10-Q filed with the Commission on April 9, 2009)

10.11	Note Purchase Agreement, dated as of June 1, 2004 (incorporated by reference to Exhibit 10.5 the Company’s Current Quarterly Report on Form 10-Q filed with the Commission on April 9, 2009)

10.12	Note Purchase Agreement, dated as of September 14, 2006 (incorporated by reference to Exhibit 10.6 the Company’s Current Quarterly Report on Form 10-Q filed with the Commission on April 9, 2009)

10.13

Form of Restricted Stock Award Agreement under the UniFirst Corporation Amended 1996 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 the Company’s Current Quarterly Report on Form 10-Q filed with the Commission on April 9, 2009)

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

November 12, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Ronald D. Croatti

Ronald D. Croatti

/s/ Steven S. Sintros

Steven S. Sintros

/s/ Cynthia Croatti

Cynthia Croatti

/s/ Phillip L. Cohen

Phillip L. Cohen

/s/ Robert F. Collings

Robert F. Collings

/s/ Anthony F. DiFillippo

Anthony F. DiFillippo

/s/ Donald J. Evans

Donald J. Evans

/s/ Michael Iandoli

Michael Iandoli

/s/Thomas Postek

Thomas S. Postek

	Principal Executive Officer and Director Principal Financial Officer and Principal Accounting Officer Director Director Director Director Director Director Director	November 12, 2009 November 12, 2009 November 12, 2009 November 12, 2009 November 12, 2009 November 12, 2009 November 12, 2009 November 12, 2009 November 12, 2009

EXHIBIT INDEX

DESCRIPTION

3.1

Restated Articles of Organization (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Commission on July 5, 2006); Articles of Amendment dated January 13, 1988 (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed with the Commission on July 5, 2006); and Articles of Amendment dated January 21, 1993 (incorporated by reference to Exhibit 3.3 to the Company's Current Report on Form 8-K filed with the Commission on July 5, 2006)

3.2	By-laws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 10, 2008)

4.1	Specimen Stock Certificate for Shares of Common Stock (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Commission on July 5, 2006)

10.1

Letter Agreement between the Company and Dennis Assad, dated January 3, 2007 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 8, 2007)

10.2

UniFirst Corporation 1996 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10-D to the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2002 filed with the Commission on November 27, 2002)

10.3

Form of UniFirst Corporation stock option award to non-employee directors (incorporated by reference to Exhibit 10-E to the Company’s Annual Report on Form 10-K for the fiscal year ended August 28, 2004 filed with the Commission on November 12, 2004)

10.4

Form of UniFirst Corporation stock option award to executive officers (incorporated by reference to Exhibit 10-F to the Company’s Annual Report on Form 10-K for the fiscal year ended August 28, 2004 filed with the Commission on November 12, 2004)

10.5

UniFirst Corporation Unfunded Supplemental Executive Retirement Plan dated as of March 8, 2006 (incorporated by reference to the Company’s Current Report on Form 8-K and the exhibit thereto filed with the Commission on March 8, 2006)

10.6

Amendment to the UniFirst Corporation Unfunded Supplemental Executive Retirement Plan dated as of January 8, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 10, 2008)

10.7

Amended and Restated Revolving Credit Agreement, dated as of June 14, 2004 (incorporated by reference to Exhibit 10.1 the Company’s Current Quarterly Report on Form 10-Q filed with the Commission on April 9, 2009)

10.8

Modification No. 1, dated as of October 31, 2005, to the Amended and Restated Revolving Credit Agreement, dated as of June 14, 2004 (incorporated by reference to Exhibit 10.2 the Company’s Current Quarterly Report on Form 10-Q filed with the Commission on April 9, 2009)

10.9

Modification No. 2, dated as of March 22, 2006, to the Amended and Restated Revolving Credit Agreement, dated as of June 14, 2004 (incorporated by reference to Exhibit 10.3 the Company’s Current Quarterly Report on Form 10-Q filed with the Commission on April 9, 2009)

10.10

Modification No. 3, dated as of September 13, 2006, to the Amended and Restated Revolving Credit Agreement, dated as of June 14, 2004 (incorporated by reference to Exhibit 10.4 the Company’s Current Quarterly Report on Form 10-Q filed with the Commission on April 9, 2009)

10.11	Note Purchase Agreement, dated as of June 1, 2004 (incorporated by reference to Exhibit 10.5 the Company’s Current Quarterly Report on Form 10-Q filed with the Commission on April 9, 2009)

10.12	Note Purchase Agreement, dated as of September 14, 2006 (incorporated by reference to Exhibit 10.6 the Company’s Current Quarterly Report on Form 10-Q filed with the Commission on April 9, 2009)

10.13

Form of Restricted Stock Award Agreement under the UniFirst Corporation Amended 1996 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 the Company’s Current Quarterly Report on Form 10-Q filed with the Commission on April 9, 2009)

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