Form 10-Q
period 2009-11-28
UNIFIRST CORP
filed 2010-01-07
CIK 717954

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 28, 2009

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

Yes ☑   No __

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

The number of outstanding shares of UniFirst Corporation Common Stock and Class B Common Stock at December 31, 2009 were 14,451,329 and 4,931,369, respectively.

UniFirst Corporation

Quarterly Report on Form 10-Q

For the Quarter ended November 28, 2009

Table of Contents

Part I – FINANCIAL INFORMATION

Item 1 - Financial Statements

Consolidated Statements of Income for the Thirteen Weeks ended November 28, 2009 and November 29, 2008

Consolidated Balance Sheets as of November 28, 2009 and August 29, 2009

Consolidated Statements of Cash Flows for the Thirteen Weeks ended November 28, 2009 and November 29, 2008

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
Ex-31.1 Section 302 Certification of CEO
Ex-31.2 Section 302 Certification of CFO
Ex-32.1 Section 906 Certification of CEO
Ex-32.2 Section 906 Certification of CFO

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UniFirst Corporation and Subsidiaries

Consolidated Statements of Income

(Unaudited)

Thirteen weeks ended (In thousands, except per share data)	November 28, 2009	November 29, 2008
Revenues	$256,179	$262,554

Operating expenses:
Cost of revenues (1)	149,224	157,063
Selling and administrative expenses (1)	51,472	57,487
Depreciation and amortization	15,056	13,703
Total operating expenses	215,752	228,253

Income from operations	40,427	34,301

Other expense (income):
Interest expense	2,184	2,591
Interest income	(524)	(504)
Exchange rate (gain) loss	(201)	934
	1,459	3,021

Income before income taxes	38,968	31,280
Provision for income taxes	15,392	12,418

Net income	$23,576	$18,862

Income per share – Basic:
Common Stock	$1.28	$1.03
Class B Common Stock	$1.03	$0.82

Income per share – Diluted:
Common Stock	$1.21	$0.97

Weighted average number of shares outstanding – Basic:
Common Stock	14,440	14,390
Class B Common Stock	4,932	4,935
	19,372	19,325

Weighted average number of shares outstanding – Diluted:
Common Stock	19,434	19,362

Dividends per share:
Common Stock	$0.0375	$0.0375
Class B Common Stock	$0.0300	$0.0300

(1) Exclusive of depreciation on the Company’s property, plant and equipment and amortization on its intangible assets

The accompanying notes are an integral part of these

Consolidated Financial Statements.

UniFirst Corporation and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

(In thousands, except share data)	November 28, 2009	August 29, 2009 (a)
Assets
Cash and cash equivalents	$79,708	$60,151
Receivables, less reserves of $6,700 and $5,567, respectively	110,574	97,784
Inventories	39,217	43,586
Rental merchandise in service	75,820	73,063
Deferred income taxes	25,017	24,901
Prepaid expenses	4,989	2,889

Total current assets	335,325	302,374

Property, plant and equipment:
Land, buildings and leasehold improvements	327,586	325,034
Machinery and equipment	358,799	352,511
Motor vehicles	119,117	113,048

	805,502	790,593
Less -- accumulated depreciation	418,113	407,823

	387,389	382,770

Goodwill	265,978	261,171
Customer contracts, net	58,133	56,616
Other intangible assets, net	4,853	3,438
Other assets	2,467	2,416
	$1,054,145	$1,008,785

Liabilities and shareholders' equity
Current liabilities:
Current maturities of long-term obligations	$6,522	$6,447
Accounts payable	46,566	41,180
Accrued liabilities	106,131	104,003
Accrued income taxes	14,429	2,437

Total current liabilities	173,648	154,067

Long-term obligations, net of current maturities	175,465	175,568
Deferred income taxes	52,249	52,115

Commitments and contingencies (Note 9)
Shareholders' equity:
Preferred stock, $1.00 par value; 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $0.10 par value; 30,000,000 shares authorized; 14,446,629 and 14,435,254 issued and outstanding, respectively	1,444	1,443
Class B Common Stock, $0.10 par value; 20,000,000 shares authorized; 4,931,369 and 4,933,369 issued and outstanding, respectively.	493	493
Capital surplus	20,736	20,137
Retained earnings	628,149	605,262
Accumulated other comprehensive income (loss)	1,961	(300)

Total shareholders' equity	652,783	627,035

	$1,054,145	$1,008,785

(a) Derived from audited financial statements

The accompanying notes are an integral part of these

Consolidated Financial Statements.

UniFirst Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

Thirteen weeks ended (In thousands)	November 28, 2009	November 29, 2008
Cash flows from operating activities:
Net income	$23,576	$18,862
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	12,839	11,513
Amortization of intangible assets	2,217	2,190
Amortization of deferred financing costs	67	67
Deferred income taxes	(35)	(52)
Stock-based compensation	359	205
Accretion on asset retirement obligations	142	127
Changes in assets and liabilities, net of acquisitions:
Receivables	(11,741)	(10,827)
Inventories	4,510	(2,940)
Rental merchandise in service	(1,534)	2,474
Prepaid expenses	(2,088)	(3,568)
Accounts payable	5,229	(1,199)
Accrued liabilities	1,977	(187)
Accrued income taxes	11,992	9,296
Net cash provided by operating activities	47,510	25,961

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(12,206)	(1,519)
Capital expenditures	(15,796)	(20,532)
Other	(31)	117
Net cash used in investing activities	(28,033)	(21,934)

Cash flows from financing activities:
Proceeds from long-term obligations	—	29,893
Payments on long-term obligations	(103)	(32,584)
Proceeds from exercise of Common Stock options	241	31
Payment of cash dividends	(689)	(687)
Net cash used in financing activities	(551)	(3,347)

Effect of exchange rate changes	631	(2,227)

Net increase (decrease) in cash and cash equivalents	19,557	(1,547)
Cash and cash equivalents at beginning of period	60,151	25,655

Cash and cash equivalents at end of period	$79,708	$24,108

The accompanying notes are an integral part of these

Consolidated Financial Statements.

UniFirst Corporation and Subsidiaries

Notes to Consolidated Financial Statements

1. Basis of Presentation

These Consolidated Financial Statements of UniFirst Corporation (the “Company”) have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the information furnished reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period. We have evaluated subsequent events through January 7, 2010, the date of this filing.

It is suggested that these Consolidated Financial Statements be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 29, 2009. There have been no material changes in the accounting policies followed by the Company during the current fiscal year. Results for an interim period are not indicative of any future interim periods or for an entire fiscal year.

2. Recent Accounting Pronouncements

In December 2007, the FASB issued revised guidance for business combinations. The revised guidance changes how business acquisitions are accounted for and impacts financial statements both on the acquisition date and in subsequent periods. The Company adopted the revised guidance on August 30, 2009, and the adoption did not have a material impact on its Consolidated Financial Statements.

In April 2008, the FASB issued revised guidance on the useful lives of intangible assets. The revised guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The intent of the revised guidance is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under other US GAAP. The Company adopted the revised guidance on August 30, 2009, and the adoption did not have a material impact on its Consolidated Financial Statements.

In June 2008, the FASB issued revised guidance which clarifies whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore, need to be included in the earnings allocation in computing earnings per share (EPS). The Company adopted the revised guidance on August 30, 2009, and the adoption did not have a material impact on its Consolidated Financial Statements.

In June 2009, the FASB approved its Accounting Standards Codification, (the “Codification”), as the single source of authoritative United States accounting and reporting standards applicable for all non-governmental entities, with the exception of the SEC and its staff. The Codification, which changes the referencing of financial standards, is effective for interim or annual financial periods ending after September 15, 2009. Therefore, starting in the Company’s first quarter of fiscal 2010, any references made to US GAAP will use the new Codification numbering system prescribed by the FASB. The Codification was not intended to change or alter existing US GAAP and, as a result, it did not have any impact on the Company’s Consolidated Financial Statements.

3. Acquisitions

During the thirteen weeks ended November 28, 2009, the Company completed three acquisitions with an aggregate purchase price of approximately $12.2 million. The results of operations of these acquisitions have been included in the Company’s consolidated financial results since their respective acquisition dates. None of these acquisitions was significant in relation to the Company’s consolidated financial results and, therefore, pro forma financial information has not been presented.

4. Fair Value Measurements

US GAAP establishes a framework for measuring fair value and establishes disclosure requirements about fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. We considered non-performance risk when determining fair value of our derivative financial instruments. The fair value hierarchy prescribed under US GAAP contains three levels as follows:

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

All financial assets or liabilities that are measured at fair value on a recurring basis (at least annually) have been segregated into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date.  The assets or liabilities measured at fair value on a recurring basis are summarized in the table below (in thousands):

	As of November 28, 2009
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash Equivalents	$66,875	—	—	$66,875
Total	$66,875	—	—	$66,875

Liabilities:
Derivative Instruments	$—	3,531	—	$3,531
Total	$—	3,531	—	$3,531

5. Derivative Instruments and Hedging Activities

All derivative financial instruments are recognized at fair value and are recorded in the accrued liabilities line item in the Company’s Consolidated Balance Sheets. In January 2008, the Company entered into an interest rate swap agreement to manage its exposure to interest rate movements and the related effect on its variable rate debt. The Company concluded that the interest rate swap met the criteria to qualify as a cash flow hedge under US GAAP. Accordingly, the Company has reflected all changes in the fair value of the swap agreement in accumulated other comprehensive income (loss), a component of shareholders’ equity. The swap agreement, with a notional amount of $100.0 million, matures on March 14, 2011. The Company pays a fixed rate of 3.51% and receives a variable rate tied to the three month LIBOR rate.

As of November 28, 2009, the Company had recorded the fair value of the interest rate swap of $3.5 million in accrued liabilities and a corresponding loss of $2.2 million in accumulated other comprehensive income (loss), which was net of the associated tax benefit. As of August 29, 2009, the amounts recorded in accrued liabilities and other comprehensive income were $3.6 million and $2.2 million, respectively. Of the $2.2 million loss deferred in accumulated other comprehensive income (loss) as of November 28, 2009, a $1.8 million loss is expected to be reclassified to interest expense in the next twelve months.

The Company has recorded any realized gains or losses from its interest rate swap as an adjustment to interest expense in its Consolidated Statements of Income. For the thirteen weeks ended November 28, 2009 and November 29, 2008, the Company reclassified a loss from accumulated other comprehensive income (loss) into interest expense totaling $0.7 million and $0.2 million, respectively.

6. Employee Benefit Plans

Defined Contribution Retirement Savings Plan

The Company has a defined contribution retirement savings plan with a 401(k) feature for all eligible employees not under collective bargaining agreements. The Company matches a portion of the employee’s contribution and can make an additional contribution at its discretion. Contributions charged to expense under the plan for the thirteen weeks ended November 28, 2009 and November 29, 2008 were $2.7 million and $2.8 million, respectively.

Pension Plans and Supplemental Executive Retirement Plans

The Company maintains an unfunded Supplemental Executive Retirement Plan for certain eligible employees of the Company, a non-contributory defined benefit pension plan covering union employees at one of its locations, and a frozen pension plan the Company assumed in connection with its acquisition of Textilease Corporation in fiscal 2004. The amounts charged to expense related to these plans for the thirteen weeks ended November 28, 2009 and November 29, 2008 were $0.5 million and $0.4 million, respectively.

7. Net Income Per Share

As described in Note 2, Recent Accounting Pronouncements, the Company adopted revised guidance on August 30, 2009 which clarifies whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in computing earnings per share. This adoption did not have an impact on the basic and diluted earnings per share for the three months ended November 28, 2009.  The following table sets forth the computation of basic and diluted earnings per share using the two-class method for amounts attributable to the Company’s shares of Common Stock and Class B Common Stock (in thousands):

Thirteen weeks ended	November 28, 2009	November 29, 2008
Net income available to shareholders	$23,576	$18,862

Allocation of net income for Basic:
Common Stock	$18,516	$14,801
Class B Common Stock	5,060	4,061
	$23,576	$18,862

The diluted earnings per share calculation assumes the conversion of all of the Company’s Class B Common Stock into Common Stock, so no allocation of earnings to Class B Common Stock is required.

The following table illustrates the weighted average number of shares of Common Stock and Class B Common Stock shares outstanding during the thirteen weeks ended November 28, 2009 and November 29, 2008 and is utilized in the calculation of earnings per share (in thousands):

Thirteen weeks ended	November 28, 2009	November 29, 2008
Weighted average number of Common Stock -- basic	14,440	14,390
Add: effect of potentially dilutive Common Stock -- Common Stock options	62	37
Add: assumed conversion of Class B Common Stock into Common Stock	4,932	4,935

Weighted average number of Common Stock -- diluted	19,434	19,362

Weighted average number of Class B Common Stock -- basic	4,932	4,935

Total shares of Common Stock of 119,300 and 213,800 issuable upon exercise of outstanding stock options for the thirteen weeks ended November 28, 2009 and November 29, 2008, respectively, were excluded from the calculation of diluted earnings per share because they were anti-dilutive.

8. Asset Retirement Obligations

The Company recognizes asset retirement obligations in the period in which they are incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Company continues to depreciate, on a straight-line basis, the amount added to property, plant and equipment and recognizes accretion expense in connection with the discounted liability over the various remaining lives which range from approximately one to thirty-four years.

A reconciliation of the Company’s asset retirement liability is as follows (in thousands):

November 28, 2009
Beginning balance as of August 29, 2009	$8,584
Accretion expense	142
Ending balance as of November 28, 2009	$8,726

As of November 28, 2009, the $8.7 million asset retirement obligation is included in accrued liabilities in the accompanying Consolidated Balance Sheet.

9. Commitments and Contingencies

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

US GAAP requires that a liability for contingencies be recorded when it is probable that a liability has occurred and the amount of the liability can be reasonably estimated. Significant judgment is required to determine the existence of a liability, as well as the amount to be recorded. The Company regularly consults with attorneys and outside consultants in its consideration of the relevant facts and circumstances before recording a contingent liability. Changes in enacted laws, regulatory orders or decrees, management’s estimates of costs, insurance proceeds, participation by other parties, the timing of payments and the input of outside consultants and attorneys based on changing legal or factual circumstances could have a material impact on the amounts recorded for environmental and other contingent liabilities.

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

The Company has accrued certain costs related to the sites described above as it has been determined that the costs are probable and can be reasonably estimated. The Company continues to implement mitigation measures and to monitor environmental conditions at the Somerville, Massachusetts site. The Company also has potential exposure related to an additional parcel of land (the "Central Area") related to the Woburn, Massachusetts site discussed above. Currently, the consent decree for the Woburn site does not define or require any remediation work in the Central Area. Recently, the United States Environmental Protection Agency (the "EPA") commented on the design and implementation of groundwater and soil remedies at the Woburn site and investigation of environmental conditions in the Central Area. The Company met with EPA to discuss its comments, and the Company and another signatory to the consent decree subsequently submitted draft work plans to perform additional environmental investigations. EPA has reviewed those work plans, and the Company is continuing to work with EPA to address its proposed revisions. The Company has accrued costs to perform certain work responsive to EPA's comments.

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

There is usually a range of reasonable estimates of the costs associated with each site. The Company’s accruals reflect the amount within the range that constitutes its best estimate. Where it believes that both the amount of a particular liability and the timing of the payments are reliably determinable, the Company adjusts the cost in current dollars using a rate of 3% for inflation until the time of expected payment and discounts the cost to present value using risk-free rates of interest ranging from 3.5% to 4.2%.

For environmental liabilities that have been discounted, the Company includes interest accretion, based on the effective interest method, in selling and administrative expenses on the Consolidated Statements of Income. The changes to the Company’s environmental liabilities for the thirteen weeks ended November 28, 2009 are as follows (in thousands):

November 28, 2009
Beginning balance as of August 29, 2009	$19,384
Costs incurred for which reserves have been provided	(691)
Insurance proceeds received	53
Interest accretion	198
Balance as of November 28, 2009	$18,944

Anticipated payments and insurance proceeds of currently identified environmental remediation liabilities as of November 28, 2009, for the next five fiscal years and thereafter, as measured in current dollars, are reflected below (in thousands).

Fiscal year ended August	2010	2011	2012	2013	2014	Thereafter	Total
Estimated costs – current dollars	$4,491	2,616	2,027	963	920	13,636	24,653

Estimated insurance proceeds	(277)	(158)	(180)	(150)	(180)	(2,175)	(3,120)

Net anticipated costs	$4,214	2,458	1,847	813	740	11,461	21,533

Effect of Inflation							7,778
Effect of Discounting							(10,367)

Balance as of November 28, 2009							18,944

Estimated insurance proceeds are primarily received from an annuity received as part of a legal settlement with an insurance company. Annual proceeds of approximately $0.3 million are deposited into an escrow account which funds remediation and monitoring costs for three sites related to former operations in Williamstown, Vermont. Annual proceeds received but not expended in the current year accumulate in this account and may be used in future years for costs related to this site through the year 2027. As of November 28, 2009, the balance in this escrow account, which is held in a trust and is not recorded on the Company’s Consolidated Balance Sheet, was approximately $2.8 million. Also included in estimated insurance proceeds are amounts the Company is entitled to receive pursuant to legal settlements as reimbursements from three insurance companies for estimated costs at the site in Uvalde, Texas.

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

10. Income Taxes

The Company’s effective income tax rate was 39.5% for the thirteen weeks ended November 28, 2009 as compared to 39.7% for the thirteen weeks ended November 29, 2008. The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense which is consistent with the recognition of these items in prior reporting periods. During the thirteen weeks ended November 28, 2009, there were no material changes in the amount of unrecognized tax benefits or the amount accrued for interest and penalties.

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

11. Long-Term Obligations

The Company has a $225.0 million unsecured revolving credit agreement (“Credit Agreement”) with a syndicate of banks, which matures on September 13, 2011. Under the Credit Agreement, the Company is able to borrow funds at variable interest rates based on the Eurodollar rate or the bank’s prime rate, as selected by the Company. Availability of credit requires compliance with certain financial and other covenants, including a maximum funded debt ratio and minimum interest coverage as defined in the Credit Agreement. The Company generally tests its compliance with these financial covenants on a fiscal quarterly basis. At November 28, 2009, the interest rates applicable to the Company’s borrowings under the Credit Agreement would be calculated as LIBOR plus 50 basis points at the time of the respective borrowing. As of November 28, 2009, the Company had no outstanding borrowings, letters of credit of $38.8 million and $186.2 million available for borrowing under the Credit Agreement.

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

As of November 28, 2009, the Company was in compliance with all covenants under the 2004 Note Agreement, 2006 Note Agreement and the Credit Agreement.

12. Comprehensive Income

The components of comprehensive income are as follows (in thousands):

Thirteen weeks ended	November 28, 2009	November 29, 2008

Net income	$23,576	$18,862
Other comprehensive income:
Foreign currency translation adjustments	2,214	(10,675)
Pension-related	—	(473)
Interest rate swap	47	(1,792)

Comprehensive income	$25,837	$5,922

13. Segment Reporting

Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the chief operating decision-maker, or decision-making group, in making decisions on how to allocate resources and assess performance. The Company’s chief operating decision maker is the Company’s chief executive officer. The Company has six operating segments based on the information reviewed by its chief executive officer; US Rental and Cleaning, Canadian Rental and Cleaning, Manufacturing (MFG), Corporate, Specialty Garments Rental and Cleaning (Specialty Garments) and First Aid. The US Rental and Cleaning and Canadian Rental and Cleaning operating segments have been combined to form the US and Canadian Rental and Cleaning reporting segment, and as a result, the Company has five reporting segments.

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

The Company refers to the US and Canadian Rental and Cleaning, MFG, and Corporate reporting segments combined as its “core laundry operations,” which is included as a subtotal in the following table (in thousands):

	US and
	Canadian				Subtotal
	Rental and		Net Interco		Core Laundry	Specialty
Thirteen weeks ended	Cleaning	MFG	MFG Elim	Corporate	Operations	Garments	First Aid	Total

November 28, 2009
Revenues	$223,879	$20,380	$(20,380)	$1,907	$225,786	$22,877	$7,516	$256,179

Income (loss) from operations	$41,491	$8,341	$(1,262)	$(13,178)	$35,392	$4,613	$422	$40,427

Interest (income) expense, net	$(467)	$—	$—	$2,127	$1,660	$—	$—	$1,660

Income (loss) before taxes	$41,962	$8,276	$(1,262)	$(15,294)	$33,682	$4,864	$422	$38,968

November 29, 2008
Revenues	$235,350	$26,460	$(26,460)	$2,154	$237,504	$17,741	$7,309	$262,554

Income (loss) from operations	$41,224	$9,273	$(1,466)	$(16,427)	$32,604	$1,747	$(50)	$34,301

Interest (income) expense, net	$(500)	$—	$—	$2,587	$2,087	$—	$—	$2,087

Income (loss) before taxes	$41,730	$9,603	$(1,466)	$(19,241)	$30,626	$704	$(50)	$31,280

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR FOR FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and any documents incorporated by reference contain forward looking statements within the meaning of the federal securities laws. Forward looking statements contained in this Quarterly Report on Form 10-Q and any documents incorporated by reference are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Forward looking statements may be identified by words such as “estimates,” “anticipates,” “projects,” “plans,” “expects,” “intends,” “believes,” “seeks,” “could,” “should,” “may,” “will,” or the negative versions thereof, and similar expressions and by the context in which they are used. Such forward looking statements are based upon our current expectations and speak only as of the date made. Such statements are highly dependent upon a variety of risks, uncertainties and other important factors that could cause actual results to differ materially from those reflected in such forward looking statements. Such factors include, but are not limited to, uncertainties regarding our ability to consummate and successfully integrate acquired businesses, uncertainties regarding any existing or newly-discovered expenses and liabilities related to environmental compliance and remediation, our ability to compete successfully without any significant degradation in our margin rates, seasonal fluctuations in business levels, uncertainties regarding the price levels of natural gas, electricity, fuel and labor, the impact of negative economic conditions on our customers and such customers’ workforce, the continuing increase in domestic healthcare costs, demand and prices for our products and services, additional professional and internal costs necessary for compliance with recent and proposed future changes in Securities and Exchange Commission (including the Sarbanes-Oxley Act of 2002), New York Stock Exchange and accounting rules, strikes and unemployment levels, our efforts to evaluate and potentially reduce internal costs, economic and other developments associated with the war on terrorism and its impact on the economy, general economic conditions and other factors described under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended August 29, 2009 and in other filings with the Securities and Exchange Commission. We undertake no obligation to update any forward looking statements to reflect events or circumstances arising after the date on which such statements are made.

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

As discussed and described in Note 13 to the Consolidated Financial Statements, we have five reporting segments: US and Canadian Rental and Cleaning, Manufacturing (“MFG”), Corporate, Specialty Garments Rental and Cleaning (“Specialty Garments”) and First Aid. We refer to the laundry locations of the US and Canadian Rental and Cleaning reporting segment as “industrial laundries” or “industrial laundry locations”, and to the US and Canadian Rental and Cleaning, MFG, and Corporate reporting segments combined as our “core laundry operations.”

Critical Accounting Policies and Estimates

The discussion of the financial condition and results of operations is based upon the Consolidated Financial Statements, which have been prepared in conformity with United States generally accepted accounting principles (“US GAAP”). As such, management is required to make certain estimates, judgments and assumptions that are believed to be reasonable based on the information available. These estimates and assumptions affect the reported amount of assets and liabilities, revenues and expenses, and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results may differ from these estimates under different assumptions or conditions.

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, the most important and pervasive accounting policies used and areas most sensitive to material changes from external factors. See Note 1 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended August 29, 2009 for additional discussion of the application of these and other accounting policies.

Results of Operations

The amounts of revenues and certain expense items for the thirteen weeks ended November 28, 2009 and November 29, 2008, and the percentage changes in revenues and certain expense items as a percentage of total revenues between these periods, are presented in the following table. Cost of revenues presented in the table below include merchandise costs related to the amortization of rental merchandise in service and direct sales as well as labor and other production, service and delivery costs associated with operating our industrial laundries, Specialty Garments facilities, First Aid locations and our distribution center. Selling and administrative costs include costs related to our sales and marketing functions, as well as general and administrative costs associated with our corporate offices and operating locations including information systems, engineering, materials management, manufacturing planning, finance, budgeting, and human resources.

	Thirteen weeks ended

(In thousands, except percentages)	November 28, 2009	% of Revenues	November 29, 2008	% of Revenues	% Change

Revenues	$256,179	100.0%	$262,554	100.0%	-2.4%

Operating expenses:
Cost of revenues (1)	149,224	58.2	157,063	59.8	-5.0
Selling and administrative expenses (1)	51,472	20.1	57,487	21.9	-10.5
Depreciation and amortization	15,056	5.9	13,703	5.2	9.9
Total operating expenses	215,752	84.2	228,253	86.9	-5.5

Income from operations	40,427	15.8	34,301	13.1	17.9

Other expense (income)	1,459	0.6	3,021	1.2	-51.7

Income before income taxes	38,968	15.2	31,280	11.9	24.6
Provision for income taxes	15,392	6.0	12,418	4.7	23.9

Net income	$23,576	9.2%	$18,862	7.2%	25.0%

(1) Exclusive of depreciation on our property, plant and equipment and amortization on our intangible assets.

The current worldwide economic weakness may negatively impact our revenues and operating performance during fiscal 2010 due to the impact on spending plans and employment levels of our customers and sales prospects. Throughout fiscal 2009, U.S. unemployment rates continued to rise, which impacted our broad customer base. Lost accounts have increased, and may continue to increase, as we continue to see a larger number of accounts going out of business or in financial distress.

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

Thirteen Weeks Ended November 28, 2009 Compared with Thirteen Weeks Ended November 29, 2008

Revenues

	November 28,	November 29,	Dollar	Percent
(In thousands, except percentages)	2009	2008	Change	Change

Core Laundry Operations	$225,786	$237,504	$(11,718)	-4.9%
Specialty Garments	22,877	17,741	5,136	29.0
First Aid	7,516	7,309	207	2.8
Consolidated total	$256,179	$262,554	$(6,375)	-2.4%

For the thirteen weeks ended November 28, 2009, our consolidated revenues decreased by $6.4 million from the comparable period in fiscal 2009, or 2.4%. The consolidated decrease was primarily driven by an $11.7 million decrease in revenues from our core laundry operations. Core laundry operations’ revenue decreased to $225.8 million for the thirteen weeks ended November 28, 2009 from $237.5 million for the comparable period of fiscal 2009, or 4.9%. This decrease was attributable to a decline in organic growth (which is net of the impact of acquisitions and changes in foreign currency) of 6.0%, which was partially offset by an increase from the effect of foreign exchange rate fluctuations on our Canadian revenues of 0.5% and acquisition-related growth of 0.6%. Organic growth is comprised of new sales, additions to our existing customer base and price increases offset by lost accounts and reductions to our existing customer base. The negative organic growth rate of 6.0% for the first quarter of fiscal 2010 is primarily due to the high rate of wearer reductions in our existing customer base throughout fiscal 2009. Throughout fiscal 2009, the deteriorating worldwide economic conditions resulted in increased domestic layoffs, which were reflected in the reduction of wearers throughout our broad customer base. Lost accounts also increased as we saw a larger number of accounts either go out of business or in financial distress.

Specialty Garments’ revenues increased to $22.9 million in the first quarter of 2010 from $17.7 million in the comparable period of 2009, an increase of 29.0%. The increase in the quarterly revenues was primarily related to the timing of our customer’s power reactor outages in the U.S. and Canadian markets.

Cost of Revenues

Cost of revenues decreased from $157.1 million, or 59.8% of revenues, for the thirteen weeks ended November 29, 2008, to $149.2 million, or 58.2% of revenues, for the thirteen weeks ended November 28, 2009. This decrease was primarily driven by lower merchandise costs in our core laundry operations as well as lower fuel costs associated with operating our fleet of delivery trucks and lower natural gas costs for our industrial laundries. As a result of headcount reductions during fiscal 2009, there was also a decrease in payroll costs. These benefits were partially offset by higher healthcare costs.

Selling and Administrative Expense

Our selling and administrative expenses decreased from $57.5 million, or 21.9% of revenues, for the thirteen weeks ended November 29, 2008 to $51.5 million, or 20.1% of revenues, for the thirteen weeks ended November 28, 2009. This decrease was primarily due to a decrease in payroll and payroll-related costs, as a result of headcount reductions in fiscal 2009, and reduced travel and other administrative costs from our continued focus on controlling expenses. In addition, the selling and administrative expense comparison benefitted from a $1.6 million accounting charge we recorded in the thirteen weeks ended November 29, 2008 related to the effect of discount rate fluctuations on our environmental accruals. These benefits were partially offset by higher healthcare costs.

Depreciation and Amortization

Our depreciation and amortization expense increased to $15.1 million for the thirteen weeks ended November 28, 2009 from $13.7 million for the thirteen weeks ended November 29, 2008. The increase in depreciation and amortization expense was due to capital expenditures and acquisition activity that occurred within the last twelve months.

Income from Operations

For the thirteen weeks ended November 28, 2009 and November 29, 2008, the revenue growth in our core laundry operations, as well as the change in our cost of revenues, discussed above, resulted in the following changes in our income from operations:

	November 28,	November 29,	Dollar	Percent
(In thousands, except percentages)	2009	2008	Change	Change

Core Laundry Operations	$35,392	$32,604	$2,788	8.6%
Specialty Garments	4,613	1,747	2,866	164.0
First Aid	422	(50)	472	943.0
Consolidated total	$40,427	$34,301	$6,126	17.9%

Other Expense (income)

Other expense (income), which includes interest expense, interest income and foreign currency exchange (gain) loss, decreased as a percentage of revenues from 1.2%, or $3.0 million, for the thirteen weeks ended November 29, 2008 to 0.6%, or $1.5 million, for the thirteen weeks ended November 28, 2009. This decrease was due to favorable foreign currency fluctuations during the thirteen weeks ended November 28, 2009 resulting in a gain of $0.2 million, as compared to a foreign currency exchange loss of $0.9 million in the comparable period of fiscal 2009. Interest expense decreased to $2.2 million for the thirteen weeks ended November 28, 2009 from $2.6 million for the thirteen weeks ended November 29, 2008. The decrease in interest expense was attributable to lower average debt outstanding. For the thirteen weeks ended November 28, 2009, the average debt outstanding was $182.0 million, as compared to $232.1 million during the thirteen weeks ended November 29, 2008.

Provision for Income Taxes

Our effective income tax rate was 39.5% for the thirteen weeks ended November 28, 2009, as compared to 39.7% for the thirteen weeks ended November 29, 2008.

Liquidity and Capital Resources

General

As of November 28, 2009, we had cash and cash equivalents of $79.7 million and working capital of $161.7 million. We believe that current cash and cash equivalent balances, cash generated from operations and amounts available under our Credit Agreement (defined below) will be sufficient to meet our currently anticipated working capital and capital expenditure requirements for at least the next 12 months.

Sources and Uses of Cash

During the thirteen weeks ended November 28, 2009, we generated cash from operating activities of $47.5 million, resulting primarily from net income of $23.6 million, amounts charged for depreciation and amortization of $15.1 million, decreases in inventories of $4.5 million, increases in accounts payable and accrued expenses of $7.2 million and increases in accrued and deferred income taxes of $12.0 million. These inflows were partially offset by increases in accounts receivable of $11.7 million, rental merchandise in service of $1.5 million and prepaid expenses of $2.1 million. We used our cash to, among other things, fund $15.8 million in capital expenditures and fund the acquisitions of businesses in the amount of approximately $12.2 million.

Long-Term Debt and Borrowing Capacity

We have a $225.0 million unsecured revolving credit agreement (“Credit Agreement”) with a syndicate of banks, which matures on September 13, 2011. Under the Credit Agreement, we can borrow funds at variable interest rates based on the Eurodollar rate or the bank’s prime rate, as selected by us. Availability of credit requires our compliance with certain financial and other covenants, including a maximum funded debt ratio and minimum interest coverage as defined in the Credit Agreement. We generally test our compliance with these financial covenants on a fiscal quarterly basis. At November 28, 2009, the interest rates applicable to our borrowings under the Credit Agreement would be calculated as LIBOR plus 50 basis points at the time of the respective borrowing. As of November 28, 2009, we had no outstanding borrowings, letters of credit amounting to $38.8 million and $186.2 million available for borrowing under the Credit Agreement.

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

As of November 28, 2009, we were in compliance with all covenants under the 2004 Note Agreement, 2006 Note Agreement and the Credit Agreement.

In January 2008, we entered into an interest rate swap agreement to manage our exposure to interest rate movements and the related effect on our variable rate debt. The swap agreement, with a notional amount of $100.0 million, matures on March 14, 2011. We pay a fixed rate of 3.51% and receive a variable rate tied to the three month LIBOR rate. We have accounted for this instrument as a cash flow hedge under US GAAP and, as a result, have recorded all changes in the fair value of the swap agreement in accumulated other comprehensive income, a component of shareholders’ equity. For additional information regarding the interest rate swap, see Note 5 to the Consolidated Financial Statements.

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

US GAAP requires that a liability for contingencies be recorded when it is probable that a liability has occurred and the amount of the liability can be reasonably estimated. Significant judgment is required to determine the existence of a liability, as well as the amount to be recorded. We regularly consult with attorneys and outside consultants in our consideration of the relevant facts and circumstances before recording a contingent liability. Changes in enacted laws, regulatory orders or decrees, management’s estimates of costs, insurance proceeds, participation by other parties, the timing of payments and the input of outside consultants and attorneys based on changing legal or factual circumstances could have a material impact on the amounts recorded for environmental and other contingent liabilities.

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

We have accrued certain costs related to the sites described above as it has been determined that the costs are probable and can be reasonably estimated. We continue to implement mitigation measures and to monitor environmental conditions at the Somerville, Massachusetts site. We also have potential exposure related to an additional parcel of land (the “Central Area”) related to the Woburn, Massachusetts site discussed above. Currently, the consent decree for the Woburn site does not define or require any remediation work in the Central Area. Recently, the United States Environmental Protection Agency (the “EPA”) commented on the design and implementation of groundwater and soil remedies at the Woburn site and investigation of environmental conditions in the Central Area. We met with EPA to discuss its comments, and we and another signatory to the consent decree subsequently submitted draft work plans to perform additional environmental investigations. EPA has reviewed those work plans, and we are continuing to work with EPA to address its proposed revisions. We have accrued costs to perform certain work responsive to EPA's comments.

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

There is usually a range of reasonable estimates of the costs associated with each site. We generally use the amount within the range that constitutes our best estimate. When we believe that both the amount of a particular liability and the timing of the payments are reliably determinable, we adjust the cost in current dollars using a rate of 3% for inflation until the time of expected payment and discount the cost to present value using risk-free interest rates ranging from 3.5% to 4.2%.

For environmental liabilities that have been discounted, we include interest accretion, based on the effective interest method, in cost of revenues on the Consolidated Statements of Income. The changes to the amounts of our environmental liabilities for the thirteen weeks ended November 28, 2009 are as follows (in thousands):

November 28, 2009
Beginning balance as of August 29, 2009	$19,384
Costs incurred for which reserves have been provided	(691)
Insurance proceeds received	53
Interest accretion	198
Balance as of November 28, 2009	$18,944

Anticipated payments and insurance proceeds relating to currently identified environmental remediation liabilities as of November 28, 2009, for the next five fiscal years and thereafter, as measured in current dollars, are reflected below (in thousands).

Fiscal year ended August	2010	2011	2012	2013	2014	Thereafter	Total
Estimated costs – current dollars	$4,491	2,616	2,027	963	920	13,636	24,653

Estimated insurance proceeds	(277)	(158)	(180)	(150)	(180)	(2,175)	(3,120)

Net anticipated costs	$4,214	2,458	1,847	813	740	11,461	21,533

Effect of Inflation							7,778
Effect of Discounting							(10,367)

Balance as of November 28, 2009							18,944

Estimated insurance proceeds are primarily received from an annuity received as part of our legal settlement with an insurance company. Annual proceeds of approximately $0.3 million are deposited into an escrow account which funds remediation and monitoring costs for three sites related to our former operations in Williamstown, Vermont. Annual proceeds received but not expended in the current year accumulate in this account and may be used in future years for costs related to this site through the year 2027. As of November 28, 2009, the balance in this escrow account, which is held in a trust and is not recorded on our Consolidated Balance Sheet, was approximately $2.8 million. Also included in estimated insurance proceeds are amounts we are entitled to receive pursuant to legal settlements as reimbursements from three insurance companies for estimated costs at the site in Uvalde, Texas.

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

Contractual Obligations and Other Commercial Commitments

As of November 28, 2009, there were no material changes in our contractual obligations that were disclosed in our Annual Report on Form 10-K for the year ended August 29, 2009.

Recent Accounting Pronouncements

In December 2007, the FASB issued revised guidance for business combinations. The revised guidance changes how business acquisitions are accounted for and impacts financial statements both on the acquisition date and in subsequent periods. We adopted the revised guidance on August 30, 2009, and the adoption did not have a material impact on our Consolidated Financial Statements.

In April 2008, the FASB issued revised guidance on the useful lives of intangible assets. The revised guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The intent of the revised guidance is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under other US GAAP. We adopted the revised guidance on August 30, 2009, and the adoption did not have a material impact on our Consolidated Financial Statements.

In June 2008, the FASB issued revised guidance which clarifies whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in computing earnings per share (EPS). We adopted the revised guidance on August 30, 2009, and the adoption did not have a material impact on our Consolidated Financial Statements.

In June 2009, the FASB approved its Accounting Standards Codification (the “Codification”), as the single source of authoritative United States accounting and reporting standards applicable for all non-governmental entities, with the exception of the SEC and its staff. The Codification, which changes the referencing of financial standards, is effective for interim or annual financial periods ending after September 15, 2009. Therefore, in our first quarter of fiscal 2010, all references made to US GAAP were changed to use the new Codification numbering system prescribed by the FASB. The Codification was not intended to change or alter existing US GAAP, and as a result, it did not have any impact on the Company’s Consolidated Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

We have determined that all of our foreign subsidiaries operate primarily in local currencies that represent the functional currencies of such subsidiaries. All assets and liabilities of our foreign subsidiaries are translated into U.S. dollars using the exchange rate prevailing at the balance sheet date. The effect of exchange rate fluctuations on the translation of assets and liabilities are recorded as a component of shareholders’ equity. Revenues and expenses are translated at the average exchange rates in effect during each month of the fiscal year. As such, our financial condition and operating results are affected by fluctuations in the value of the U.S. dollar as compared to currencies in foreign countries. Revenues denominated in currencies other than the U.S. dollar represented approximately 9% of total consolidated revenues for the thirteen weeks ended November 28, 2009, and total assets denominated in currencies other than the U.S. dollar represented approximately 11% of total consolidated assets at November 28, 2009. If exchange rates had increased or decreased by 10% from the actual rates in effect during the thirteen weeks ended and as of November 28, 2009, our revenues and assets for the thirteen weeks ended and as of November 28, 2009 would have increased or decreased by approximately $2.3 million and $10.6 million, respectively.

We do not operate a hedging program to mitigate the effect of a significant change in the value of our foreign subsidiaries functional currencies, which include the Canadian Dollar, Euro, British Pound, and Mexican Peso, as compared to the U.S. dollar. Any gains or losses resulting from foreign currency transactions, including exchange rate fluctuations on intercompany accounts are reported as transaction (gains) losses in our other expense (income). The intercompany payables and receivables are denominated in Canadian Dollars, Euros, British Pounds and Mexican Pesos. During the thirteen weeks ended November 28, 2009, transaction gains included in other expense (income) were approximately $0.2 million. If the exchange rates had changed by 10% during the thirteen weeks ended November 28, 2009, we would have recognized exchange gains or losses, of approximately $0.9 million.

Interest Rate Sensitivity

We are exposed to market risk from changes in interest rates which may adversely affect our financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, we manage these exposures through our regular operating and financing activities. We are exposed to interest rate risk primarily through our borrowings under our $225.0 million Credit Agreement with a syndicate of banks and our 2006 Floating Rate Notes which were purchased by a group of insurance companies pursuant to the 2006 Note Agreement. Under both agreements, we borrow funds at variable interest rates based on the Eurodollar rate or LIBOR rates. If the LIBOR and Eurodollar rates fluctuated by 10% from the actual rates in effect during the thirteen weeks ended November 28, 2009, our interest expense would have fluctuated by a nominal amount from the interest expense recognized for the thirteen weeks ended November 28, 2009.

In January 2008, we entered into an interest rate swap agreement to manage our exposure to interest rate movements and the related effect on our variable rate debt. The swap agreement, with a notional amount of $100.0 million, matures on March 14, 2011. We pay a fixed rate of 3.51% and receive a variable rate tied to the three month LIBOR rate. We have accounted for this instrument as a cash flow hedge under US GAAP and, as a result, have recorded all changes in the fair value of the swap agreement in accumulated other comprehensive income, a component of shareholders’ equity. Refer to Note 5, “Derivative Instruments and Hedging Activities” of our Consolidated Financial Statements for additional information regarding our interest rate swap.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that material information relating to the Company required to be disclosed by the Company in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and to ensure that such material information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures. We continue to review our disclosure controls and procedures, and our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of fiscal year 2010 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are subject to legal proceedings and claims arising from the current conduct of our business operations, including personal injury, customer contract and employment claims as described in our Consolidated Financial Statements. We maintain insurance coverage providing indemnification against the majority of such claims, and we do not expect that we will sustain any material loss as a result thereof. Refer to Note 9, “Commitments and Contingencies,” to the Consolidated Financial Statements for further discussion.

ITEM 1A. RISK FACTORS

To our knowledge, there have been no material changes in the risk factors described in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended August 29, 2009. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended August 29, 2009, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

*	10.1 UniFirst Corporation Amended 1996 Stock Incentive Plan

*	10.2 Second Amendment to the UniFirst Corporation Amended 1996 Stock Incentive Plan

*	10.3 Third Amendment to the UniFirst Corporation Amended 1996 Stock Incentive Plan

*	10.4 Fourth Amendment to the UniFirst Corporation Amended 1996 Stock Incentive Plan

*	31.1 Rule 13a-14(a)/15d-14(a) Certification of Ronald D. Croatti

*	31.2 Rule 13a-14(a)/15d-14(a) Certification of Steven S. Sintros

**	32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**	32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

January 7, 2010		UniFirst Corporation

	By:	/s/ Ronald D. Croatti
Ronald D. Croatti
President and Chief Executive Officer

January 7, 2010		UniFirst Corporation

	By:	/s/ Steven S. Sintros
Steven S. Sintros
Vice President and Chief Financial Officer

EXHIBIT INDEX

*	10.1 UniFirst Corporation Amended 1996 Stock Incentive Plan

*	10.2 Second Amendment to the UniFirst Corporation Amended 1996 Stock Incentive Plan

*	10.3 Third Amendment to the UniFirst Corporation Amended 1996 Stock Incentive Plan

*	10.4 Fourth Amendment to the UniFirst Corporation Amended 1996 Stock Incentive Plan

*	31.1 Rule 13a-14(a)/15d-14(a) certification of Ronald D. Croatti

*	31.2 Rule 13a-14(a)/15d-14(a) certification of Steven S. Sintros

**	32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**	32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

**	Furnished herewith