Form 10-Q
period 2010-02-27
UNIFIRST CORP
filed 2010-04-08
CIK 717954

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 27, 2010

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

The number of outstanding shares of UniFirst Corporation Common Stock and Class B Common Stock at April 2, 2010 were 14,508,379 and 4,913,369, respectively.

UniFirst Corporation

Quarterly Report on Form 10-Q

For the Quarter ended February 27, 2010

Table of Contents

Part I – FINANCIAL INFORMATION

Item 1 – Financial Statements

Consolidated Statements of Income for the thirteen and twenty-six weeks ended February 27, 2010 and February 28, 2009

Consolidated Balance Sheets as of February 27, 2010 and August 29, 2009

Consolidated Statements of Cash Flows for the twenty-six weeks ended February 27, 2010 and February 28, 2009

Notes to Consolidated Financial Statements

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Item 4 – Controls and Procedures

Part II – OTHER INFORMATION

Item 1 – Legal Proceedings

Item 1A – Risk Factors

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Item 3 – Defaults Upon Senior Securities

Item 4 – (Removed and Reserved)

Item 5 – Other Information

Item 6 - Exhibits

Signatures

Exhibit Index

Certifications
Ex-31.1 Section 302 Certification of CEO
Ex-31.2 Section 302 Certification of CFO
Ex-32.1 Section 906 Certification of CEO
Ex-32.2 Section 906 Certification of CFO

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UniFirst Corporation and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
	February 27,	February 28,	February 27,	February 28,
(In thousands, except per share data)	2010	2009	2010	2009

Revenues	$253,562	$257,285	$509,741	$519,839

Operating expenses:
Cost of revenues (1)	157,025	158,972	306,249	316,035
Selling and administrative expenses (1)	52,423	50,113	103,895	107,600
Depreciation and amortization	15,033	14,339	30,089	28,042
Total operating expenses	224,481	223,424	440,233	451,677

Income from operations	29,081	33,861	69,508	68,162

Other expense (income):
Interest expense	2,185	2,324	4,369	4,915
Interest income	(545)	(547)	(1,069)	(1,051)
Exchange rate loss	783	195	582	1,129
	2,423	1,972	3,882	4,993

Income before income taxes	26,658	31,889	65,626	63,169
Provision for income taxes	10,432	13,609	25,824	26,027

Net income	$16,226	$18,280	$39,802	$37,142

Income per share – Basic:
Common Stock	$0.88	$1.00	$2.16	$2.03
Class B Common Stock	$0.71	$0.80	$1.73	$1.62

Income per share – Diluted:
Common Stock	$0.83	$0.94	$2.05	$1.92

Weighted average number of shares outstanding – Basic:
Common Stock	14,467	14,389	14,454	14,387
Class B Common Stock	4,931	4,935	4,932	4,935
	19,398	19,324	19,386	19,322

Weighted average number of shares outstanding – Diluted:
Common Stock	19,477	19,354	19,455	19,368

Dividends per share:
Common Stock	$0.0375	$0.0375	$0.0750	$0.0750
Class B Common Stock	$0.0300	$0.0300	$0.0600	$0.0600

(1) Exclusive of depreciation on the Company’s property, plant and equipment and amortization of its intangible assets.

The accompanying notes are an integral part of these

Consolidated Financial Statements.

UniFirst Corporation and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

(In thousands, except share data)	February 27, 2010	August 29, 2009 (a)
Assets
Cash and cash equivalents	$84,249	$60,151
Receivables, less reserves of $5,679 and $5,567, respectively	105,564	97,784
Inventories	40,379	43,586
Rental merchandise in service	75,318	73,063
Prepaid and deferred income taxes	25,752	24,901
Prepaid expenses	3,352	2,889

Total current assets	334,614	302,374

Property, plant and equipment:
Land, buildings and leasehold improvements	328,950	325,034
Machinery and equipment	363,113	352,511
Motor vehicles	121,268	113,048

	813,331	790,593
Less -- accumulated depreciation	427,537	407,823

	385,794	382,770

Goodwill	267,811	261,171
Customer contracts, net	57,622	56,616
Other intangible assets, net	2,995	3,438
Other assets	2,420	2,416
	$1,051,256	$1,008,785

Liabilities and shareholders' equity
Current liabilities:
Current maturities of long-term obligations	$6,058	$6,447
Accounts payable	39,469	41,180
Accrued liabilities	108,009	104,003
Accrued income taxes	—	2,437

Total current liabilities	153,536	154,067

Long-term obligations, net of current maturities	175,411	175,568
Deferred income taxes	52,290	52,115

Commitments and contingencies (Note 9)
Shareholders' equity:
Preferred stock, $1.00 par value; 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $0.10 par value; 30,000,000 shares authorized; 14,498,879 and 14,435,254 issued and outstanding, respectively	1,450	1,443
Class B Common Stock, $0.10 par value; 20,000,000 shares authorized; 4,921,369 and 4,933,369 issued and outstanding, respectively	492	493
Capital surplus	21,976	20,137
Retained earnings	643,683	605,262
Accumulated other comprehensive income (loss)	2,418	(300)

Total shareholders' equity	670,019	627,035

	$1,051,256	$1,008,785

(a) Derived from audited financial statements

The accompanying notes are an integral part of these

Consolidated Financial Statements.

UniFirst Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Twenty-six weeks ended
(In thousands)	February 27, 2010	February 28, 2009
Cash flows from operating activities:
Net income	$39,802	$37,142
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	25,619	23,546
Amortization of intangible assets	4,470	4,496
Amortization of deferred financing costs	133	133
Deferred income taxes	(340)	(163)
Stock-based compensation	848	496
Accretion on environmental contingencies	397	334
Accretion on asset retirement obligations	284	253
Changes in assets and liabilities, net of acquisitions:
Receivables	(6,890)	(2,882)
Inventories	3,042	(5,923)
Rental merchandise in service	(846)	10,843
Prepaid expenses	(448)	(2,231)
Accounts payable	(1,760)	(13,000)
Accrued liabilities	3,876	1,542
Accrued income taxes	(3,050)	5,746
Net cash provided by operating activities	65,137	60,332

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(13,156)	(3,248)
Capital expenditures	(27,840)	(39,235)
Other	(1,106)	318
Net cash used in investing activities	(42,102)	(42,165)

Cash flows from financing activities:
Proceeds from long-term obligations	8,850	102,659
Payments on long-term obligations	(9,006)	(118,374)
Proceeds from exercise of Common Stock options	996	31
Payment of cash dividends	(1,381)	(1,376)
Net cash used in financing activities	(541)	(17,060)

Effect of exchange rate changes	1,604	(2,697)

Net increase (decrease) in cash and cash equivalents	24,098	(1,590)
Cash and cash equivalents at beginning of period	60,151	25,655

Cash and cash equivalents at end of period	$84,249	$24,065

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

In June 2009, the FASB approved its Accounting Standards Codification, (the “Codification”), as the single source of authoritative United States accounting and reporting standards applicable for all non-governmental entities, with the exception of the SEC and its staff. The Codification, which changes the referencing of financial standards, was effective for interim or annual financial periods ending after September 15, 2009. Therefore, starting in the Company’s first quarter of fiscal 2010, any references made to US GAAP use the new Codification numbering system prescribed by the FASB. The Codification was not intended to change or alter existing US GAAP and, as a result, it did not have any impact on the Company’s Consolidated Financial Statements.

In January 2010, the FASB issued revised guidance which requires additional disclosures about items transferring into and out of Levels 1 and 2 in the fair value hierarchy. The revised guidance also requires additional separate disclosures about purchases, sales, issuances, and settlements relative to Level 3 measurements, and clarifies, among other things, the existing fair value disclosures about the level of disaggregation. This pronouncement is effective for interim and annual financial periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements relative to Level 3 measurements, which are effective for interim and annual financial periods beginning after December 15, 2010. The Company expects the adoption of this guidance will not have a material impact on its Consolidated Financial Statements.

3. Acquisitions

During the twenty-six weeks ended February 27, 2010, the Company completed five acquisitions with an aggregate purchase price of approximately $13.2 million. The results of operations of these acquisitions have been included in the Company’s consolidated financial results since their respective acquisition dates. None of these acquisitions was significant in relation to the Company’s consolidated financial results and, therefore, pro forma financial information has not been presented.

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

All financial assets or liabilities that are measured at fair value on a recurring basis (at least annually) have been segregated into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date.  The assets or liabilities measured at fair value on a recurring basis are summarized in the table below (in thousands):

	As of February 27, 2010
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash Equivalents	$25,576	—	—	$25,576
Total	$25,576	—	—	$25,576

Liabilities:
Derivative Instruments	$—	3,017	—	$3,017
Total	$—	3,017	—	$3,017

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

As of February 27, 2010, the Company had recorded the fair value of the interest rate swap of $3.0 million in accrued liabilities and a corresponding loss of $1.8 million in accumulated other comprehensive income (loss), which was net of the associated tax benefit. As of August 29, 2009, the amounts recorded in accrued liabilities and other comprehensive income were $3.6 million and $2.2 million, respectively. Of the $1.8 million loss deferred in accumulated other comprehensive income (loss) as of February 27, 2010, a $1.8 million loss is expected to be reclassified to interest expense in the next twelve months.

The Company has recorded any realized gains or losses from its interest rate swap as an adjustment to interest expense in its Consolidated Statements of Income. For the thirteen weeks ended February 27, 2010 and February 28, 2009, the Company reclassified a loss from accumulated other comprehensive income (loss) into interest expense totaling $0.8 million and $0.3 million, respectively. For the twenty-six weeks ended February 27, 2010 and February 28, 2009, the Company reclassified a loss from accumulated other comprehensive income (loss) into interest expense totaling $1.6 million and $0.5 million, respectively.

6. Employee Benefit Plans

Defined Contribution Retirement Savings Plan

The Company has a defined contribution retirement savings plan with a 401(k) feature for all eligible employees not under collective bargaining agreements. The Company matches a portion of the employee’s contribution and can make an additional contribution at its discretion. Contributions charged to expense under the plan for the thirteen weeks ended February 27, 2010 and February 28, 2009 were $2.7 million and $2.9 million, respectively. Contributions charged to expense under the plan for the twenty-six weeks ended February 27, 2010 and February 28, 2009 were $5.3 million and $5.6 million, respectively.

Pension Plans and Supplemental Executive Retirement Plans

The Company maintains an unfunded Supplemental Executive Retirement Plan for certain eligible employees of the Company, a non-contributory defined benefit pension plan covering union employees at one of its locations, and a frozen pension plan the Company assumed in connection with its acquisition of Textilease Corporation in fiscal 2004. The amounts charged to expense related to these plans for the thirteen weeks ended February 27, 2010 and February 28, 2009 were $0.5 million and $0.4 million, respectively. The amounts charged to expense related to these plans for both the twenty-six weeks ended February 27, 2010 and February 28, 2009 were $0.9 million.

7. Net Income Per Share

As described in Note 2, Recent Accounting Pronouncements, the Company adopted revised guidance on August 30, 2009 which clarifies whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in computing earnings per share. This adoption did not have an impact on the basic or diluted earnings per share for the thirteen week or twenty-six week periods ended February 27, 2010.  The following table sets forth the computation of basic and diluted earnings per share using the two-class method for amounts attributable to the Company’s shares of Common Stock and Class B Common Stock (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	February 27,	February 28,	February 27,	February 28,
	2010	2009	2010	2009

Net income available to shareholders	$16,226	$18,280	$39,802	$37,142

Allocation of net income for Basic:
Common Stock	$12,750	$14,344	$31,267	$29,144
Class B Common Stock	3,476	3,936	8,535	7,998
	$16,226	$18,280	$39,802	$37,142

The diluted earnings per share calculation assumes the conversion of all of the Company’s Class B Common Stock into Common Stock, so no allocation of earnings to Class B Common Stock is required.

The following table illustrates the weighted average number of shares of Common Stock and Class B Common Stock shares outstanding during the thirteen and twenty-six weeks ended February 27, 2010 and February 28, 2009 and is utilized in the calculation of earnings per share (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	February 27,	February 28,	February 27,	February 28,
	2010	2009	2010	2009

Weighted average number of Common shares — Basic	14,467	14,389	14,454	14,387
Add: effect of dilutive potential common shares — Common Stock options and restricted stock	79	30	69	46
Add: assumed conversion of Class B Common shares into Common Stock	4,931	4,935	4,932	4,935

Weighted average number of Common shares — Diluted	19,477	19,354	19,455	19,368

Weighted average number of Class B Common shares — Basic	4,931	4,935	4,932	4,935

Stock options to purchase 110,300 shares of Common Stock were excluded from the calculation of diluted earnings per share for both the thirteen and twenty-six weeks ended February 27, 2010 because they were anti-dilutive. Stock options to purchase 278,100 shares of Common Stock were excluded from the calculation of diluted earnings per share for both the thirteen and twenty-six weeks ended February 28, 2009 because they were anti-dilutive.

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

A reconciliation of the Company’s asset retirement liability is as follows (in thousands):

February 27, 2010
Beginning balance as of August 29, 2009	$8,584
Accretion expense	284
Ending balance as of February 27, 2010	$8,868

As of February 27, 2010, the $8.9 million asset retirement obligation is included in accrued liabilities in the accompanying Consolidated Balance Sheets.

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

The Company has accrued certain costs related to the sites described above as it has been determined that the costs are probable and can be reasonably estimated. The Company continues to implement mitigation measures and to monitor environmental conditions at the Somerville, Massachusetts site. The Company also has potential exposure related to an additional parcel of land (the "Central Area") related to the Woburn, Massachusetts site discussed above. Currently, the consent decree for the Woburn site does not define or require any remediation work in the Central Area. The United States Environmental Protection Agency (the "EPA") has provided the Company and other signatories to the consent decree with comments on the design and implementation of groundwater and soil remedies at the Woburn site and investigation of environmental conditions in the Central Area. The Company met with EPA to discuss its comments, and the Company and another signatory to the consent decree subsequently submitted draft work plans to perform additional environmental investigations. The Company is continuing to work with EPA to implement the final work plans and to respond to EPA's comments on other issues. The Company has accrued costs to perform certain work responsive to EPA's comments.

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

For environmental liabilities that have been discounted, the Company includes interest accretion, based on the effective interest method, in selling and administrative expenses on the Consolidated Statements of Income. The changes to the Company’s environmental liabilities for the twenty-six weeks ended February 27, 2010 are as follows (in thousands):

February 27, 2010
Beginning balance as of August 29, 2009	$19,384
Costs incurred for which reserves have been provided	(1,299)
Insurance proceeds received	127
Interest accretion	397
Change in estimate of liability	(167)
Balance as of February 27, 2010	$18,442

Anticipated payments and insurance proceeds of currently identified environmental remediation liabilities as of February 27, 2010, for the next five fiscal years and thereafter, as measured in current dollars, are reflected below (in thousands).

Fiscal year ended August	2010	2011	2012	2013	2014	Thereafter	Total
Estimated costs – current dollars	$3,716	2,616	2,027	963	920	13,636	$23,878

Estimated insurance proceeds	(203)	(157)	(180)	(150)	(180)	(2,175)	(3,045)

Net anticipated costs	$3,513	2,459	1,847	813	740	11,461	$20,833

Effect of Inflation							7,976
Effect of Discounting							(10,367)

Balance as of February 27, 2010							$18,442

Estimated insurance proceeds are primarily received from an annuity received as part of a legal settlement with an insurance company. Annual proceeds of approximately $0.3 million are deposited into an escrow account which funds remediation and monitoring costs for three sites related to former operations in Williamstown, Vermont. Annual proceeds received but not expended in the current year accumulate in this account and may be used in future years for costs related to this site through the year 2027. As of February 27, 2010, the balance in this escrow account, which is held in a trust and is not recorded on the Company’s Consolidated Balance Sheets, was approximately $2.7 million. Also included in estimated insurance proceeds are amounts the Company is entitled to receive pursuant to legal settlements as reimbursements from three insurance companies for estimated costs at the site in Uvalde, Texas.

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

10. Income Taxes

The Company’s effective income tax rate was 39.1% and 39.4% for the thirteen and twenty-six weeks ended February 27, 2010, respectively, as compared to 42.7% and 41.2% for the thirteen and twenty-six weeks ended February 28, 2009, respectively. The decrease in the effective income tax rate was because the fiscal 2009 rate was negatively impacted by increases to the Company’s reserves for tax contingencies. The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense which is consistent with the recognition of these items in prior reporting periods. During the twenty-six weeks ended February 27, 2010, there were no material changes in the amount of unrecognized tax benefits or the amount accrued for interest and penalties.

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

11. Long-Term Obligations

The Company has a $225.0 million unsecured revolving credit agreement (“Credit Agreement”) with a syndicate of banks, which matures on September 13, 2011. Under the Credit Agreement, the Company is able to borrow funds at variable interest rates based on the Eurodollar rate or the bank’s prime rate, as selected by the Company. Availability of credit requires compliance with certain financial and other covenants, including a maximum funded debt ratio and minimum interest coverage as defined in the Credit Agreement. The Company generally tests its compliance with these financial covenants on a fiscal quarterly basis. At February 27, 2010, the interest rates applicable to the Company’s borrowings under the Credit Agreement would be calculated as LIBOR plus 50 basis points at the time of the respective borrowing. As of February 27, 2010, the Company had no outstanding borrowings, letters of credit of $36.5 million and $188.5 million available for borrowing under the Credit Agreement.

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

As of February 27, 2010, the Company was in compliance with all covenants under the 2004 Note Agreement, 2006 Note Agreement and the Credit Agreement.

12. Comprehensive Income

The components of comprehensive income are as follows (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	February 27,	February 28,	February 27,	February 28,
	2010	2009	2010	2009

Net income	$16,226	$18,280	$39,802	$37,142
Other comprehensive income (loss):
Foreign currency translation adjustments	143	(2,257)	2,357	(12,932)
Pension-related	—	—	—	(473)
Change in value of interest rate swap, net	314	(107)	361	(1,900)

Comprehensive income	$16,683	$15,916	$42,520	$21,837

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

The Company refers to the US and Canadian Rental and Cleaning, MFG, and Corporate reporting segments combined as its “core laundry operations,” which is included as a subtotal in the following table (in thousands):

	US and
	Canadian				Subtotal
	Rental and		Net Interco		Core Laundry	Specialty
	Cleaning	MFG	MFG Elim	Corporate	Operations	Garments	First Aid	Total
Thirteen weeks ended
February 27, 2010
Revenues	$225,671	$22,082	$(22,082)	$1,611	$227,282	$19,428	$6,852	$253,562

Income (loss) from operations	$35,661	$8,005	$(737)	$(16,139)	$26,790	$2,122	$169	$29,081

Interest (income) expense, net	$(518)	$—	$—	$2,158	$1,640	$—	$—	$1,640

Income (loss) before taxes	$36,181	$8,014	$(737)	$(18,304)	$25,154	$1,334	$170	$26,658

Thirteen weeks ended
February 28, 2009
Revenues	$231,934	$19,478	$(19,478)	$1,779	$233,713	$16,939	$6,633	$257,285

Income (loss) from operations	$41,952	$6,427	$255	$(16,567)	$32,067	$1,650	$144	$33,861

Interest (income) expense, net	$(570)	$—	$—	$2,347	$1,777	$—	$—	$1,777

Income (loss) before taxes	$42,528	$6,571	$255	$(18,913)	$30,441	$1,304	$144	$31,889

	US and
	Canadian				Subtotal
	Rental and		Net Interco		Core Laundry	Specialty
	Cleaning	MFG	MFG Elim	Corporate	Operations	Garments	First Aid	Total
Twenty-six weeks ended
February 27, 2010
Revenues	$449,550	$42,462	(42,462)	$3,518	$453,068	$42,305	$14,368	$509,741

Income (loss) from operations	$77,152	$16,346	(1,999)	$(29,317)	$62,182	$6,735	$591	$69,508

Interest (income) expense, net	$(985)	$—	—	$4,285	$3,300	$—	$—	$3,300

Income (loss) before taxes	$78,143	$16,290	(1,999)	$(33,598)	$58,836	$6,198	$592	$65,626

Twenty-six weeks ended
February 28, 2009
Revenues	$467,284	$45,938	(45,938)	$3,933	$471,217	$34,680	$13,942	$519,839

Income (loss) from operations	$83,176	$15,700	(1,211)	$(32,994)	$64,671	$3,397	$94	$68,162

Interest (income) expense, net	$(1,070)	$—	—	$4,934	$3,864	$—	$—	$3,864

Income (loss) before taxes	$84,258	$16,174	(1,211)	$(38,154)	$61,067	$2,008	$94	$63,169

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

We continue to expand into additional geographic markets through acquisitions and organic growth. We currently service over 225,000 customer locations in the United States, Canada and Europe from approximately 200 customer service, distribution and manufacturing facilities.

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

Results of Operations

The amounts of revenues and certain expense items for the thirteen and twenty-six weeks ended February 27, 2010 and the thirteen and twenty-six weeks ended February 28, 2009, and the percentage changes in revenues and certain expense items as a percentage of total revenues between these periods, are presented in the following table. Cost of revenues presented in the table below include merchandise costs related to the amortization of rental merchandise in service and direct sales as well as labor and other production, service and delivery costs associated with operating our industrial laundries, Specialty Garments facilities, First Aid locations and our distribution center. Selling and administrative costs include costs related to our sales and marketing functions, as well as general and administrative costs associated with our corporate offices and operating locations including information systems, engineering, materials management, manufacturing planning, finance, budgeting, and human resources.

	Thirteen weeks ended					Twenty-six weeks ended
(In thousands, except percentages)	February 27, 2010	% of Rev.	February 28, 2009	% of Rev.	% Change	February 27, 2010	% of Rev.	February 28, 2009	% of Rev.	% Change

Revenues	$253,562	100.0%	$257,285	100.0%	-1.4%	$509,741	100%	$519,839	100.0%	-1.9%

Operating expenses:
Cost of revenues (1)	157,025	61.9	158,972	61.8	-1.2	306,249	60.1	316,035	60.8	-3.1
Selling and administrative expenses (1)	52,423	20.7	50,113	19.5	4.6	103,895	20.4	107,600	20.7	-3.4
Depreciation and amortization	15,033	5.9	14,339	5.6	4.8	30,089	5.9	28,042	5.4	7.3
	224,481	88.5	223,424	86.8	0.5	440,233	86.4	451,677	86.9	-2.5

Income from operations	29,081	11.5	33,861	13.2	-14.1	69,508	13.6	68,162	13.1	2.0

Other expense (income)	2,423	1.0	1,972	0.8	22.9	3,882	0.8	4,993	1.0	-22.3

Income before income taxes	26,658	10.5	31,889	12.4	-16.4	65,626	12.9	63,169	12.2	3.9
Provision for income taxes	10,432	4.1	13,609	5.3	-23.3	25,824	5.1	26,027	5.0	-0.8

Net income	$16,226	6.4%	$18,280	7.1%	-11.2%	$39,802	7.8%	$37,142	7.1%	7.2%

(1) Exclusive of depreciation on our property, plant and equipment and amortization on our intangible assets.

The current worldwide economic weakness may negatively impact our revenues and operating performance during fiscal 2010 due to the impact on spending plans and employment levels of our customers and sales prospects. Throughout fiscal 2009 and into fiscal 2010, the U.S. unemployment rates continued to rise, which impacted our broad customer base. Lost accounts have increased, and may continue to increase, as we continue to see a larger number of accounts going out of business or in financial distress.

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

Thirteen weeks ended February 27, 2010 compared with thirteen weeks ended February 28, 2009

Revenues

	February 27,	February 28,	Dollar	Percent
(In thousands, except percentages)	2010	2009	Change	Change

Core Laundry Operations	$227,282	$233,713	$(6,431)	-2.8%
Specialty Garments	19,428	16,939	2,489	14.7
First Aid	6,852	6,633	219	3.3
Consolidated total	$253,562	$257,285	$(3,723)	-1.4%

For the thirteen weeks ended February 27, 2010, our consolidated revenues decreased by $3.7 million from the comparable period in fiscal 2009, or 1.4%. The consolidated decrease was the result of a $6.4 million decrease in revenues in our core laundry operations. Core laundry operations’ revenues decreased to $227.3 million for the thirteen weeks ended February 27, 2010 from $233.7 million for the comparable period of fiscal 2009, or 2.8%. This decrease was attributable to negative organic growth (which is net of the impact of acquisitions and changes in foreign currency) of 5.0%, which was partially offset by an increase from the effect of foreign exchange rate fluctuations on our Canadian revenues of 1.2% and acquisition-related growth of 1.0%. Organic growth is comprised of new sales, additions to our existing customer base and price increases offset by lost accounts and reductions to our existing customer base. The negative organic growth rate of 5.0% for the second quarter of fiscal 2010 was primarily due to the high rate of wearer reductions that we experienced in our existing customer base throughout fiscal 2009. Throughout fiscal 2009, the deteriorating worldwide economic conditions resulted in increased domestic layoffs, which were reflected in the reduction of wearers throughout our broad customer base. Lost accounts also increased in 2009 as we saw a larger number of accounts either go out of business or in financial distress.

Specialty Garments revenues increased to $19.4 million in the second quarter of 2010 from $16.9 million in the comparable period of 2009, an increase of 14.7%. The increase in the quarterly revenues was primarily related to the timing of our customers’ power reactor outages in the U.S. and Canadian markets.

Cost of Revenues

Cost of revenues decreased from $159.0 million for the thirteen weeks ended February 28, 2009 to $157.0 million for the thirteen weeks ended February 27, 2010. However, these costs as a percentage of revenues increased from 61.8% of revenues for the thirteen weeks ended February 28, 2009 to 61.9% of revenues for the thirteen weeks ended February 27, 2010. This increase as a percentage of revenues was primarily driven by higher payroll and payroll-related costs, and energy and other production costs as a percentage of revenues, which were substantially offset by lower merchandise costs as a percentage of revenues.

Selling and Administrative Expense

Our selling and administrative expenses increased from $50.1 million, or 19.5% of revenues, for the thirteen weeks ended February 28, 2009 to $52.4 million, or 20.7% of revenues, for the thirteen weeks ended February 27, 2010. This increase was primarily due to increases in payroll and payroll-related costs.

Depreciation and Amortization

Our depreciation and amortization expense increased to $15.0 million for the thirteen weeks ended February 27, 2010 from $14.3 million for the thirteen weeks ended February 28, 2009. The increase in depreciation and amortization expense was due to capital expenditures and acquisition activity.

Income from Operations

For the thirteen weeks ended February 27, 2010 and February 28, 2009, changes in our revenues and costs as discussed above resulted in the following changes in our income from operations:

	February 27,	February 28,	Dollar	Percent
(In thousands, except percentages)	2010	2009	Change	Change

Core Laundry Operations	$26,790	$32,067	$(5,277)	-16.5%
Specialty Garments	2,122	1,650	472	28.6
First Aid	169	144	25	17.8
Consolidated total	$29,081	$33,861	$(4,780)	-14.1%

Other Expense (income)

Other expense (income), which includes interest expense, interest income and foreign currency exchange (gain) loss, increased by $0.4 million to $2.4 million for the thirteen weeks ended February 27, 2010 as compared with $2.0 million for the thirteen weeks ended February 28, 2009. This increase was due to unfavorable foreign currency fluctuations during the thirteen weeks ended February 27, 2010 resulting in a loss of $0.8 million, as compared to a foreign currency exchange loss of $0.2 million in the comparable period of fiscal 2009. Interest expense decreased to $2.2 million for the thirteen weeks ended February 27, 2010 from $2.3 million for the thirteen weeks ended February 28, 2009. The decrease in interest expense was attributable to lower average debt outstanding. For the thirteen weeks ended February 27, 2010, the average debt outstanding was $181.7 million, as compared to $225.4 million during the thirteen weeks ended February 28, 2009.

Provision for Income Taxes

Our effective income tax rate was 39.1% for the thirteen weeks ended February 27, 2010, as compared to 42.7% for the thirteen weeks ended February 28, 2009. The fiscal 2009 rate was negatively impacted by increases to our reserves for tax contingencies.

Twenty-six weeks ended February 27, 2010 compared with twenty-six weeks ended February 28, 2009

Revenues

	February 27,	February 28,	Dollar	Percent
(In thousands, except percentages)	2010	2009	Change	Change

Core Laundry Operations	$453,068	$471,217	$(18,149)	-3.9%
Specialty Garments	42,305	34,680	7,625	22.0
First Aid	14,368	13,942	426	3.1
Consolidated total	$509,741	$519,839	$(10,098)	-1.9%

For the twenty-six weeks ended February 27, 2010, our consolidated revenues decreased by $10.1 million from the comparable period in fiscal 2009, or 1.9%. The consolidated decrease was the result of an $18.1 million decrease in revenues in our core laundry operations. Core laundry operations’ revenues decreased to $453.1 million for the twenty-six weeks ended February 27, 2010 from $471.2 million for the comparable period of fiscal 2009, or 3.9%. This decrease was attributable to negative organic growth (which is net of the impact of acquisitions and changes in foreign currency) of 5.5%, which was partially offset by an increase from the effect of foreign exchange rate fluctuations on our Canadian revenues of 0.8% and acquisition-related growth of 0.8%. Organic growth is comprised of new sales, additions to our existing customer base and price increases offset by lost accounts and reductions to our existing customer base. The negative organic growth rate of 5.5% for the first half of fiscal 2010 is primarily due to the high rate of wearer reductions that we experienced in our existing customer base throughout fiscal 2009. Throughout fiscal 2009, the deteriorating worldwide economic conditions resulted in increased domestic layoffs, which were reflected in the reduction of wearers throughout our broad customer base. Lost accounts also increased in 2009 as we saw a larger number of accounts either go out of business or in financial distress.

Specialty Garments revenues increased to $42.3 million in the first half of 2010 from $34.7 million in the comparable period of 2009, an increase of 22.0%. The increase in the revenues was primarily related to the timing of our customers’ power reactor outages in the U.S. and Canadian markets.

Cost of Revenues

Cost of revenues decreased from $316.0 million, or 60.8% of revenues, for the twenty-six weeks ended February 28, 2009 to $306.2 million, or 60.1% of revenues, for the twenty-six weeks ended February 27, 2010. This decrease was primarily driven by lower merchandise costs in our core laundry operations as well as lower fuel costs associated with operating our fleet of delivery trucks and lower natural gas costs for our industrial laundries. As a result of headcount reductions during fiscal 2009, there was also a decrease in payroll costs. These benefits were partially offset by higher healthcare costs.

Selling and Administrative Expense

Our selling and administrative expenses decreased from $107.6 million, or 20.7% of revenues, for the twenty-six weeks ended February 28, 2009 to $103.9 million, or 20.4% of revenues, for the twenty-six weeks ended February 27, 2010. This decrease was primarily due to a decrease in payroll and payroll-related costs, as a result of headcount reductions in fiscal 2009, and reduced travel and other administrative costs from our continued focus on controlling expenses. In addition, the selling and administrative expense comparison benefitted from a $1.6 million accounting charge we recorded in the thirteen weeks ended November 29, 2008 related to the effect of discount rate fluctuations on our environmental accruals. These benefits were partially offset by higher healthcare costs.

Depreciation and Amortization

Our depreciation and amortization expense increased to $30.1 million for the twenty-six weeks ended February 27, 2010 from $28.0 million for the twenty-six weeks ended February 28, 2009. The increase in depreciation and amortization expense was due to capital expenditures and acquisition activity.

Income from Operations

For the twenty-six weeks ended February 27, 2010 and the twenty-six weeks ended February 28, 2009, the revenue growth in our operations, as well as the change in our costs, discussed above, resulted in the following changes in our income from operations:

	February 27,	February 28,	Dollar	Percent
(In thousands, except percentages)	2010	2009	Change	Change

Core Laundry Operations	$62,182	$64,671	$(2,489)	-3.8%
Specialty Garments	6,735	3,397	3,338	98.2
First Aid	591	94	497	531.9
Consolidated total	$69,508	$68,162	$1,346	2.0%

Other Expense (income)

Other expense (income), which includes interest expense, interest income and foreign currency exchange (gain) loss, was $3.9 million for the twenty-six weeks ended February 27, 2010 as compared with $5.0 million for the twenty-six weeks ended February 28, 2009. This decrease was due to unfavorable foreign currency fluctuations during the twenty-six weeks ended February 27, 2010 resulting in a loss of $0.6 million, as compared to a foreign currency exchange loss of $1.1 million in the comparable period of fiscal 2009. Interest expense decreased to $4.4 million for the twenty-six weeks ended February 27, 2010 from $4.9 million for the twenty-six weeks ended February 28, 2009. The decrease in interest expense was attributable to lower average debt outstanding. For the twenty-six weeks ended February 27, 2010, the average debt outstanding was $181.8 million, as compared to $227.1 million during the twenty-six weeks ended February 28, 2009.

Provision for Income Taxes

Our effective income tax rate was 39.4% for the twenty-six weeks ended February 27, 2010, as compared to 41.2% for the twenty-six weeks ended February 28, 2009. The fiscal 2009 rate was negatively impacted by increases to our reserves for tax contingencies.

Liquidity and Capital Resources

General

As of February 27, 2010, we had cash and cash equivalents of $84.2 million and working capital of $181.1 million. We believe that current cash and cash equivalent balances, cash generated from operations and amounts available under our Credit Agreement (defined below) will be sufficient to meet our currently anticipated working capital and capital expenditure requirements for at least the next 12 months.

Sources and Uses of Cash

During the twenty-six weeks ended February 27, 2010, we generated cash from operating activities of $65.1 million, resulting primarily from net income of $39.8 million, amounts charged for depreciation and amortization of $30.1 million, a decrease in inventories of $3.0 million, an increase in accounts payable and accrued expenses of $2.1 million and amounts charged to share based compensation of $0.8 million. These inflows were partially offset by increases in accounts receivable of $6.9 million, rental merchandise in service of $0.8 million and prepaid expenses of $0.4 million, and decreases in accrued and deferred income tax of $3.4 million. We used our cash to, among other things, fund $27.8 million in capital expenditures and fund the acquisitions of businesses in the amount of approximately $13.2 million.

Long-Term Debt and Borrowing Capacity

We have a $225.0 million unsecured revolving credit agreement (“Credit Agreement”) with a syndicate of banks, which matures on September 13, 2011. Under the Credit Agreement, we can borrow funds at variable interest rates based on the Eurodollar rate or the bank’s prime rate, as selected by us. Availability of credit requires our compliance with certain financial and other covenants, including a maximum funded debt ratio and minimum interest coverage as defined in the Credit Agreement. We generally test our compliance with these financial covenants on a fiscal quarterly basis. At February 27, 2010, the interest rates applicable to our borrowings under the Credit Agreement would be calculated as LIBOR plus 50 basis points at the time of the respective borrowing. As of February 27, 2010, we had no outstanding borrowings, letters of credit amounting to $36.5 million and $188.5 million available for borrowing under the Credit Agreement.

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

As of February 27, 2010, we were in compliance with all covenants under the 2004 Note Agreement, 2006 Note Agreement and the Credit Agreement.

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

We have accrued certain costs related to the sites described above as it has been determined that the costs are probable and can be reasonably estimated. We continue to implement mitigation measures and to monitor environmental conditions at the Somerville, Massachusetts site. We also have potential exposure related to an additional parcel of land (the “Central Area”) related to the Woburn, Massachusetts site discussed above. Currently, the consent decree for the Woburn site does not define or require any remediation work in the Central Area. The United States Environmental Protection Agency (the “EPA”) has provided us and other signatories to the consent decree with comments on the design and implementation of groundwater and soil remedies at the Woburn site and investigation of environmental conditions in the Central Area. We met with EPA to discuss its comments, and we and another signatory to the consent decree subsequently submitted draft work plans to perform additional environmental investigations. We are continuing to work with EPA to implement final work plans and to respond to EPA's comments on other issues. We have accrued costs to perform certain work responsive to EPA's comments.

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

For environmental liabilities that have been discounted, we include interest accretion, based on the effective interest method, in cost of revenues on the Consolidated Statements of Income. The changes to the amounts of our environmental liabilities for the twenty-six weeks ended February 27, 2010 are as follows (in thousands):

February 27, 2010
Beginning balance as of August 29, 2009	$19,384
Costs incurred for which reserves have been provided	(1,299)
Insurance proceeds received	127
Interest accretion	397
Change in estimate of liability	(167)
Balance as of February 27, 2010	$18,442

Anticipated payments and insurance proceeds relating to currently identified environmental remediation liabilities as of February 27, 2010, for the next five fiscal years and thereafter, as measured in current dollars, are reflected below (in thousands).

Fiscal year ended August	2010	2011	2012	2013	2014	Thereafter	Total
Estimated costs – current dollars	$3,716	2,616	2,027	963	920	13,636	$23,878

Estimated insurance proceeds	(203)	(157)	(180)	(150)	(180)	(2,175)	(3,045)

Net anticipated costs	$3,513	2,459	1,847	813	740	11,461	$20,833

Effect of Inflation							7,976
Effect of Discounting							(10,367)

Balance as of February 27, 2010							$18,442

Estimated insurance proceeds are primarily received from an annuity received as part of our legal settlement with an insurance company. Annual proceeds of approximately $0.3 million are deposited into an escrow account which funds remediation and monitoring costs for three sites related to our former operations in Williamstown, Vermont. Annual proceeds received but not expended in the current year accumulate in this account and may be used in future years for costs related to this site through the year 2027. As of February 27, 2010, the balance in this escrow account, which is held in a trust and is not recorded on our Consolidated Balance Sheet, was approximately $2.7 million. Also included in estimated insurance proceeds are amounts we are entitled to receive pursuant to legal settlements as reimbursements from three insurance companies for estimated costs at the site in Uvalde, Texas.

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

Contractual Obligations and Other Commercial Commitments

As of February 27, 2010, there were no material changes in our contractual obligations that were disclosed in our Annual Report on Form 10-K for the year ended August 29, 2009.

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

In June 2009, the FASB approved its Accounting Standards Codification (the “Codification”), as the single source of authoritative United States accounting and reporting standards applicable for all non-governmental entities, with the exception of the SEC and its staff. The Codification, which changes the referencing of financial standards, is effective for interim or annual financial periods ending after September 15, 2009. Therefore, starting in our first quarter of fiscal 2010, any references made to US GAAP use the new Codification numbering system prescribed by the FASB. The Codification was not intended to change or alter existing US GAAP, and as a result, it did not have any impact on the Company’s Consolidated Financial Statements.

In January 2010, the FASB issued revised guidance which requires additional disclosures about items transferring into and out of Levels 1 and 2 in the fair value hierarchy, requires additional separate disclosures about purchases, sales, issuances, and settlements relative to Level 3 measurements, and clarifies, among other things, the existing fair value disclosures about the level of disaggregation. This pronouncement is effective for interim and annual financial periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements relative to Level 3 measurements, which are effective for interim and annual financial periods beginning after December 15, 2010. We expect the adoption of this guidance will not have a material impact on our Consolidated Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

We have determined that all of our foreign subsidiaries operate primarily in local currencies that represent the functional currencies of such subsidiaries. All assets and liabilities of our foreign subsidiaries are translated into U.S. dollars using the exchange rate prevailing at the balance sheet date. The effect of exchange rate fluctuations on the translation of assets and liabilities are recorded as a component of shareholders’ equity. Revenues and expenses are translated at the average exchange rates in effect during each month of the fiscal year. As such, our financial condition and operating results are affected by fluctuations in the value of the U.S. dollar as compared to currencies in foreign countries. Revenues denominated in currencies other than the U.S. dollar represented approximately 9% of total consolidated revenues for both the thirteen and twenty-six weeks ended February 27, 2010, and total assets denominated in currencies other than the U.S. dollar represented approximately 10% of total consolidated assets at February 27, 2010 and August 29, 2009. If exchange rates had increased or decreased by 10% from the actual rates in effect during the thirteen and twenty-six weeks ended and as of February 27, 2010, our revenues would have increased or decreased by approximately $2.2 million and $4.5 million, respectively, and assets as of February 27, 2010 would have increased or decreased by approximately $10.6 million.

We do not operate a hedging program to mitigate the effect of a significant change in the value of our foreign subsidiaries functional currencies, which include the Canadian Dollar, Euro, British Pound, and Mexican Peso, as compared to the U.S. dollar. Any gains or losses resulting from foreign currency transactions, including exchange rate fluctuations on intercompany accounts are reported as transaction (gains) losses in our other expense (income). The intercompany payables and receivables are denominated in Canadian Dollars, Euros, British Pounds and Mexican Pesos. During the thirteen and twenty-six weeks ended February 27, 2010, transaction losses included in other expense (income) were approximately $0.8 million and $0.6 million, respectively. If the exchange rates had increased or decreased by 10% during the thirteen and twenty-six weeks ended February 27, 2010, we would have recognized exchange gains or losses, of approximately $0.9 million.

Interest Rate Sensitivity

We are exposed to market risk from changes in interest rates which may adversely affect our financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, we manage these exposures through our regular operating and financing activities. We are exposed to interest rate risk primarily through our borrowings under our $225.0 million Credit Agreement with a syndicate of banks and our 2006 Floating Rate Notes which were purchased by a group of insurance companies pursuant to the 2006 Note Agreement. Under both agreements, we borrow funds at variable interest rates based on the Eurodollar rate or LIBOR rates. If the LIBOR and Eurodollar rates fluctuated by 10% from the actual rates in effect during the thirteen and twenty-six weeks ended February 27, 2010, our interest expense would have fluctuated by a nominal amount from the interest expense recognized for the thirteen and twenty-six weeks ended February 27, 2010.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that material information relating to the Company required to be disclosed by the Company in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and to ensure that such material information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures. We continue to review our disclosure controls and procedures, and our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter of fiscal year 2010 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

On April 5, 2010, the Company entered into an Employment Agreement (the “Employment Agreement”) with Ronald D. Croatti, the Company’s Chairman, Chief Executive Officer and President. The Employment Agreement provides for the employment of Mr. Croatti for a term of six years, subject to earlier termination as set forth in the Employment Agreement.

Pursuant to the Employment Agreement, Mr. Croatti’s base salary is his base salary currently in effect and will be reviewed on an annual basis consistent with the Company’s usual practices for senior executives. In addition, Mr. Croatti is entitled to participate in the Company’s executive cash bonus plan in the same manner as other senior executives of the Company and to receive a grant of 350,000 shares of restricted common stock pursuant to a Performance Criteria Restricted Stock Award Agreement (as set forth below). In the event that the Company terminates Mr. Croatti’s employment without cause during the term of the Employment Agreement, Mr. Croatti will be entitled to receive one-half of his annual base salary then in effect. Mr. Croatti has agreed under the Employment Agreement not to compete with the Company or to solicit the Company’s employees or customers for a period of 24 months following his termination.

On April 5, 2010, the Company entered into a Restricted Stock Award Agreement (the “Performance Criteria Restricted Stock Award Agreement”) with Mr. Croatti pursuant to which the Company granted 350,000 shares (the “Performance Restricted Shares”) of restricted common stock to Mr. Croatti. The Performance Restricted Shares will be earned if the Company achieves certain consolidated revenues and adjusted operating margins as set forth in the Performance Criteria Restricted Stock Award Agreement during certain performance periods set forth in such agreement (collectively, the “Performance Criteria”). The Performance Restricted Shares earned upon achievement of the Performance Criteria will vest in four equal amounts on the third, fourth, fifth and sixth anniversaries of the grant date provided that Mr. Croatti continues to be employed by the Company on each such date. Mr. Croatti may transfer all or a portion of the Performance Restricted Shares to any holder of Class B Common Stock of the Company in exchange for an identical number of shares of Class B Common Stock (the “Transferred Class B Shares”). Upon any such transfer, the restrictions and conditions to which the Performance Restricted Shares are subject under the Performance Criteria Restricted Stock Award Agreement will lapse and such restrictions and conditions will attach to the Transferred Class B Shares. In the event that Mr. Croatti’s employment is terminated without cause or by reason of death or disability prior to the vesting of the Performance Restricted Shares, all of the Performance Restricted Shares that have been or will be earned upon achievement of the Performance Criteria through the end of the fiscal year during which such termination occurred will become fully vested.

On April 5, 2010, the Company entered into a Restricted Stock Award Agreement (the “Restricted Stock Award Agreement”) with Mr. Croatti pursuant to which the Company granted 50,000 shares (the “Restricted Shares”) of restricted common stock to Mr. Croatti. The Restricted Shares will vest in equal amounts on each of the first six anniversaries of the grant date provided that Mr. Croatti continues to be employed by the Company on each such date. Mr. Croatti may transfer all or a portion of the Restricted Shares to any holder of Class B Common Stock of the Company in exchange for an identical number of shares of Class B Common Stock (the “Transferred Class B Stock”). Upon any such transfer, the restrictions and conditions to which the Restricted Shares are subject under the Restricted Stock Award Agreement will lapse and such restrictions and conditions will attach to the Transferred Class B Stock. In the event that Mr. Croatti’s employment is terminated without cause or by reason of death or disability prior to the vesting of the Restricted Shares, all of the Restricted Shares will immediately and automatically vest in full.

The foregoing summary is qualified in its entirety by reference to the Employment Agreement, the Performance Criteria Restricted Stock Award Agreement and the Restricted Stock Award Agreement, copies of which are filed as Exhibits 10.1, 10.2 and 10.3, respectively, to this Quarterly Report on Form 10-Q.

Assuming the performance criteria are met, over the six year term of the employment agreement, the stock compensation expense related to the 50,000 and the 350,000 share grants will total approximately $20.6 million. The after-tax effect, assuming the Company’s current tax rates, is approximately $12.5 million. The stock compensation will be recognized as follows (in thousands):

2010	$1,893
2011	4,700
2012	4,700
2013	4,097
2014	2,748
Thereafter	2,418
$20,556

Results of Annual Meeting of Shareholders

On January 12, 2010, we held our annual meeting of shareholders. A detailed description of the matters voted upon at the annual meeting is contained in our proxy statement which was filed with the Securities and Exchange Commission on December 8, 2009. At the annual meeting, the following actions were voted upon and approved by our shareholders:

1.	The following Class III Directors were elected to serve until the 2013 annual meeting and until their successors are duly elected and qualified:

	Common Stock		Class B Common Stock
Class I Director	For	Withheld	For	Withheld
Cynthia Croatti	10,645,997	445,743	48,733,690	—
Phillip L. Cohen	10,785,538	306,202	—	—
Michael Iandoli	10,066,509	1,025,231	48,733,690	—

It is expected that Ronald D. Croatti, Donald J. Evans and Thomas S. Postek will continue to serve as Class II Directors until their terms expire in 2011 and until their successors are duly elected and qualified. It is expected that Anthony F. DiFillippo and Robert F. Collings will continue to serve as Class I Directors until their terms expire in 2012 and until their successors are duly elected and qualified.

2.

Our shareholders voted to approve an amendment to the Company’s 1996 Stock Incentive Plan, as amended, (the “Plan”), which authorizes the issuance of an additional 700,000 shares of Common Stock under the Plan. The results of the vote were as follows:

Common Stock			Class B Common Stock
For	Against	Abstained	For	Against	Abstained
3,942,517	6,842,074	307,149	48,733,690	—	—

3.

Our shareholders voted to ratify the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending August 28, 2010. The results of the vote were as follows:

Common Stock			Class B Common Stock
For	Against	Abstained	For	Against	Abstained
11,560,932	42,805	5,959	48,733,690	—	—

ITEM 6. EXHIBITS

*	10.1 Employment Agreement, dated as of April 5, 2010, by and between UniFirst Corporation and Ronald D. Croatti

*	10.2 Restricted Stock Award Agreement, dated April 5, 2010, by and between UniFirst Corporation and Ronald D. Croatti

*	10.3 Restricted Stock Award Agreement, dated April 5, 2010, by and between UniFirst Corporation and Ronald D. Croatti

*	10.4 Fifth Amendment to UniFirst Corporation 1996 Amended Stock Incentive Plan

*	31.1 Rule 13a-14(a)/15d-14(a) Certification of Ronald D. Croatti

*	31.2 Rule 13a-14(a)/15d-14(a) Certification of Steven S. Sintros

**	32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**	32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UniFirst Corporation

April 8, 2010	By:	/s/ Ronald D. Croatti Ronald D. Croatti President and Chief Executive Officer

April 8, 2010	By:	/s/ Steven S. Sintros Steven S. Sintros Vice President and Chief Financial Officer

EXHIBIT INDEX

*	10.1 Employment Agreement, dated as of April 5, 2010, by and between UniFirst Corporation and Ronald D. Croatti

*	10.2 Restricted Stock Award Agreement, dated April 5, 2010, by and between UniFirst Corporation and Ronald D. Croatti

*	10.3 Restricted Stock Award Agreement, dated April 5, 2010, by and between UniFirst Corporation and Ronald D. Croatti

*	10.4 Fifth Amendment to UniFirst Corporation 1996 Amended Stock Incentive Plan

*	31.1 Rule 13a-14(a)/15d-14(a) Certification of Ronald D. Croatti

*	31.2 Rule 13a-14(a)/15d-14(a) Certification of Steven S. Sintros

**	32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**	32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

**	Furnished herewith