Form 10-Q
period 2010-05-29
UNIFIRST CORP
filed 2010-07-08
CIK 717954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 29, 2010

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

The number of outstanding shares of UniFirst Corporation Common Stock and Class B Common Stock at July 2, 2010 were 14,911,879 and 4,913,369, respectively.

UniFirst Corporation
Quarterly Report on Form 10-Q
For the Quarter ended May 29, 2010

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

UniFirst Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
	May 29,	May 30,	May 29,	May 30,
(In thousands, except per share data)	2010	2009	2010	2009

Revenues	$261,248	$252,105	$770,989	$771,944

Operating expenses:
Cost of revenues (1)	158,563	148,597	464,812	464,632
Selling and administrative expenses (1)	54,798	52,152	158,693	159,752
Depreciation and amortization	15,814	14,641	45,903	42,683
Total operating expenses	229,175	215,390	669,408	667,067

Income from operations	32,073	36,715	101,581	104,877

Other expense (income):
Interest expense	2,210	2,226	6,579	7,141
Interest income	(499)	(441)	(1,568)	(1,492)
Exchange rate loss (gain)	639	(789)	1,221	340
	2,350	996	6,232	5,989

Income before income taxes	29,723	35,719	95,349	98,888
Provision for income taxes	10,409	14,030	36,233	40,057

Net income	$19,314	$21,689	$59,116	$58,831

Income per share – Basic
Common Stock	$1.03	$1.18	$3.20	$3.21
Class B Common Stock	$0.83	$0.95	$2.56	$2.57

Income per share – Diluted
Common Stock	$0.98	$1.12	$3.03	$3.04

Income allocated to: – Basic
Common Stock	$15,145	$17,021	$46,388	$46,165
Class B Common Stock	$3,949	$4,668	$12,479	$12,666

Income allocated to: – Diluted
Common Stock	$19,106	$21,689	$58,880	$58,831

Weighted average number of shares outstanding – Basic
Common Stock	14,645	14,394	14,510	14,389
Class B Common Stock	4,766	4,935	4,877	4,935

Weighted average number of shares outstanding – Diluted
Common Stock	19,490	19,376	19,455	19,371

(1) Exclusive of depreciation on the Company’s property, plant and equipment and amortization of its intangible assets.

The accompanying notes are an integral part of these
Consolidated Financial Statements.

UniFirst Corporation and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

(In thousands, except share data)	May 29, 2010	August 29, 2009 (a)
Assets
Cash and cash equivalents	$104,463	$60,151
Receivables, less reserves of $6,479 and $5,567, respectively	106,223	97,784
Inventories	37,934	43,586
Rental merchandise in service	82,897	73,063
Prepaid and deferred income taxes	24,789	24,901
Prepaid expenses	4,276	2,889

Total current assets	360,582	302,374

Property, plant and equipment:
Land, buildings and leasehold improvements	329,022	325,034
Machinery and equipment	365,997	352,511
Motor vehicles	121,647	113,048

	816,666	790,593
Less -- accumulated depreciation	435,616	407,823

	381,050	382,770

Goodwill	270,272	261,171
Customer contracts, net	56,644	56,616
Other intangible assets, net	2,748	3,438
Other assets	2,763	2,416
	$1,074,059	$1,008,785

Liabilities and shareholders' equity
Current liabilities:
Current maturities of long-term obligations	$5,759	$6,447
Accounts payable	42,205	41,180
Accrued liabilities	105,256	104,003
Accrued income taxes	3,259	2,437

Total current liabilities	156,479	154,067

Long-term obligations, net of current maturities	175,358	175,568
Deferred income taxes	52,343	52,115

Commitments and contingencies (Note 9)
Shareholders' equity:
Preferred stock, $1.00 par value; 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $0.10 par value; 30,000,000 shares authorized; 14,911,879 and 14,435,254 issued and outstanding, respectively	1,491	1,443
Class B Common Stock, $0.10 par value; 20,000,000 shares authorized; 4,913,369 and 4,933,369 issued and outstanding, respectively	491	493
Capital surplus	23,301	20,137
Retained earnings	662,291	605,262
Accumulated other comprehensive income (loss)	2,305	(300)

Total shareholders' equity	689,879	627,035

	$1,074,059	$1,008,785

(a) Derived from audited financial statements

The accompanying notes are an integral part of these
Consolidated Financial Statements.

UniFirst Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Thirty-nine weeks ended
(In thousands)	May 29, 2010	May 30, 2009
Cash flows from operating activities:
Net income	$59,116	$58,831
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	38,989	36,072
Amortization of intangible assets	6,914	6,611
Amortization of deferred financing costs	200	200
Deferred income taxes	(314)	(246)
Stock-based compensation	2,070	761
Accretion on environmental contingencies	595	501
Accretion on asset retirement obligations	426	380
Changes in assets and liabilities, net of acquisitions:
Receivables	(7,716)	(1,612)
Inventories	5,171	(1,277)
Rental merchandise in service	(8,005)	15,821
Prepaid expenses	(1,369)	(1,820)
Accounts payable	1,148	(18,119)
Accrued liabilities	1,739	6,197
Accrued income taxes	808	7,108
Net cash provided by operating activities	99,772	109,408

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(17,801)	(3,434)
Capital expenditures	(37,289)	(55,457)
Other	(1,331)	2
Net cash used in investing activities	(56,421)	(58,889)

Cash flows from financing activities:
Proceeds from long-term obligations	8,850	138,987
Payments on long-term obligations	(9,060)	(180,638)
Proceeds from exercise of Common Stock options	1,140	109
Payment of cash dividends	(2,071)	(2,064)
Net cash used in financing activities	(1,141)	(43,606)

Effect of exchange rate changes on cash and cash equivalents	2,102	(187)

Net increase in cash and cash equivalents	44,312	6,726
Cash and cash equivalents at beginning of period	60,151	25,655

Cash and cash equivalents at end of period	$104,463	$32,381

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

2. Recent Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board (the "FASB") issued revised guidance which clarifies whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”). The Company adopted the revised guidance on August 30, 2009.  See Note 7 to the Consolidated Financial Statements for more discussion on this revised guidance and the Company’s EPS calculations.

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

In January 2010, the FASB issued revised guidance which requires additional disclosures about items transferring into and out of Levels 1 and 2 measurements in the fair value hierarchy.  The revised guidance also requires additional separate disclosures about purchases, sales, issuances, and settlements relative to Level 3 measurements, and clarifies, among other things, the existing fair value disclosures about the level of disaggregation. This pronouncement is effective for interim and annual financial periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements relative to Level 3 measurements, which are effective for interim and annual financial periods beginning after December 15, 2010.  The Company expects the adoption of this guidance will not have a material impact on its Consolidated Financial Statements.  See Note 4 to the Consolidated Financial Statements for more discussion on this revised guidance.

3. Acquisitions

During the thirty-nine weeks ended May 29, 2010, the Company completed five acquisitions with an aggregate purchase price of approximately $17.8 million. The results of operations of these acquisitions have been included in the Company’s consolidated financial results since their respective acquisition dates. None of these acquisitions was significant in relation to the Company’s consolidated financial results and, therefore, pro forma financial information has not been presented.

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

All financial assets or liabilities that are measured at fair value on a recurring basis (at least annually) have been segregated into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date.  The assets or liabilities measured at fair value on a recurring basis are summarized in the table below (in thousands):

	As of May 29, 2010
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash Equivalents	$28,616	—	—	$28,616
Total	$28,616	—	—	$28,616

Liabilities:
Derivative Instruments	$—	2,066	—	$2,066
Total	$—	2,066	—	$2,066

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

As of May 29, 2010, the Company had recorded the fair value of the interest rate swap of $2.1 million in accrued liabilities and a corresponding loss of $1.3 million in accumulated other comprehensive income (loss), which was net of the associated tax benefit. As of August 29, 2009, the amounts recorded in accrued liabilities and other comprehensive income were $3.6 million and $2.2 million, respectively. The $1.3 million loss deferred in accumulated other comprehensive income (loss) as of May 29, 2010 is expected to be reclassified to interest expense prior to its maturity on March 14, 2011.

The Company has recorded any realized gains or losses from its interest rate swap as an adjustment to interest expense in its Consolidated Statements of Income.  For the thirteen weeks ended May 29, 2010 and May 30, 2009, the Company reclassified a loss from accumulated other comprehensive income (loss) into interest expense totaling $0.8 million and $0.5 million, respectively.  For the thirty-nine weeks ended May 29, 2010 and May 30, 2009, the Company reclassified a loss from accumulated other comprehensive income (loss) into interest expense totaling $2.4 million and $1.0 million, respectively.

6. Employee Benefit Plans

Defined Contribution Retirement Savings Plan

The Company has a defined contribution retirement savings plan with a 401(k) feature for all eligible employees not under collective bargaining agreements. The Company matches a portion of the employee’s contribution and can make an additional contribution at its discretion. Contributions charged to expense under the plan for the thirteen weeks ended May 29, 2010 and May 30, 2009 were $2.7 million and $4.6 million, respectively. Contributions charged to expense under the plan for the thirty-nine weeks ended May 29, 2010 and May 30, 2009 were $8.1 million and $10.3 million, respectively.

Pension Plans and Supplemental Executive Retirement Plans

The Company maintains an unfunded Supplemental Executive Retirement Plan for certain eligible employees of the Company, a non-contributory defined benefit pension plan covering union employees at one of its locations, and a frozen pension plan the Company assumed in connection with its acquisition of Textilease Corporation in fiscal 2004. The amounts charged to expense related to these plans for the thirteen weeks ended May 29, 2010 and May 30, 2009 were $0.5 million and $0.4 million, respectively. The amounts charged to expense related to these plans for the thirty-nine weeks ended May 29, 2010 and May 30, 2009 were $1.4 million and $1.3 million, respectively.

7. Net Income Per Share

As described in Note 2, Recent Accounting Pronouncements, to the Consolidated Financial Statements, the Company adopted revised guidance on August 30, 2009 which clarifies whether instruments granted in share-based payment transactions are participating securities prior to vesting, as well as requires the Company to allocate income to its unvested participating securities as part of its EPS calculations.

The following table sets forth the computation of basic earnings per share using the two-class method for amounts attributable to the Company’s shares of Common Stock and Class B Common Stock (in thousands, except per share data):

	Thirteen weeks ended		Thirty-nine weeks ended
	May 29,	May 30,	May 29,	May 30,
	2010	2009	2010	2009

Net income available to shareholders	$19,314	$21,689	$59,116	$58,831

Allocation of net income for Basic:
Common Stock	$15,145	$17,021	$46,388	$46,165
Class B Common Stock	3,949	4,668	12,479	12,666
Unvested participating shares	220	—	249	—
	$19,314	$21,689	$59,116	$58,831

Weighted average number of shares for Basic:
Common Stock	14,645	14,394	14,510	14,389
Class B Common Stock	4,766	4,935	4,877	4,935
Unvested participating shares	249	—	90	—
	19,660	19,329	19,477	19,324

Earnings per share for Basic:
Common Stock	$1.03	$1.18	$3.20	$3.21
Class B Common Stock	0.83	0.95	2.56	2.57

For diluted EPS, the revised guidance requires the Company to calculate diluted EPS for Common Stock using the more dilutive of the following two methods:

•	The treasury stock method; or

•	The two-class method assuming a participating security is not exercised or converted.

For the thirteen and thirty-nine weeks ended May 29, 2010, the Company’s diluted EPS was calculated using the two-class method as follows (in thousands, except per share data):

	Thirteen weeks			Thirty-nine weeks
	ended May 29, 2010			ended May 29, 2010
	Earnings			Earnings
	to Common	Common		to Common	Common
	shareholders	Shares	EPS	shareholders	Shares	EPS

As reported - Basic	$15,145	14,645	$1.03	$46,388	14,510	$3.20

Add: effect of dilutive potential common shares
Common Stock options	—	79		—	68
Class B Common Stock	3,949	4,766		12,479	4,877

Add: Undistributed earnings allocated to
unvested participating shares	220	—		249	—

Less: Undistributed earnings reallocated to
unvested participating shares	(208)	—		(236)	—

Diluted EPS – Common Stock	$19,106	19,490	$0.98	$58,880	19,455	$3.03

Stock options to purchase 10,689 and 17,017 shares of Common Stock were excluded from the calculation of diluted earnings per share for both the thirteen and thirty-nine weeks ended May 29, 2010, respectively, because they were anti-dilutive.

For the thirteen and thirty-nine weeks ended May 30, 2009, the Company’s diluted EPS was calculated using the treasury stock method as follows (in thousands, except per share data):

	Thirteen weeks			Thirty-nine weeks
	ended May 30, 2009			ended May 30, 2009
	Earnings			Earnings
	to Common	Common		to Common	Common
	shareholders	Shares	EPS	shareholders	Shares	EPS

As reported - Basic	$17,021	14,394	$1.18	$46,165	14,389	$3.21

Add: effect of dilutive potential common shares
Common Stock options	—	47		—	47
Class B Common Stock	4,668	4,935		12,666	4,935

Diluted EPS – Common Stock	$21,689	19,376	$1.12	$58,831	19,371	$3.04

Stock options to purchase 274,100 shares of Common Stock were excluded from the calculation of diluted earnings per share for both the thirteen and thirty-nine weeks ended May 30, 2009 because they were anti-dilutive.

The diluted earnings per share calculations assume the conversion of all of the Company’s Class B Common Stock into Common Stock; therefore, no allocation of earnings to Class B Common Stock is required.

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

A reconciliation of the Company’s asset retirement liability is as follows (in thousands):

May 29, 2010
Beginning balance as of August 29, 2009	$8,584
Accretion expense	426
Ending balance as of May 29, 2010	$9,010

As of May 29, 2010, the $9.0 million asset retirement obligation is included in accrued liabilities in the accompanying Consolidated Balance Sheet.

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

Under environmental laws, an owner or lessee of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances located on, or in, or emanating from, such property, as well as related costs of investigation and property damage. Such laws often impose liability without regard to whether the owner or lessee knew of, or was responsible for the presence of such hazardous or toxic substances. There can be no assurances that acquired or leased locations have been operated in compliance with environmental laws and regulations or that future uses or conditions will not result in the imposition of liability upon the Company under such laws or expose the Company to third-party actions such as tort suits. The Company continues to address environmental conditions under terms of consent orders negotiated with the applicable environmental authorities or otherwise with respect to sites located in or related to Woburn, Massachusetts, Somerville, Massachusetts, Springfield, Massachusetts, Uvalde, Texas, Stockton, California, three sites related to former operations in Williamstown, Vermont, as well as a number of additional locations that it acquired as part of its acquisition of Textilease Corporation in September 2003.  In addition, the Company recently received a notice from the Maryland Department of Environment directing the Company to investigate potential contamination at its Landover, Maryland facility.

The Company has accrued certain costs related to the sites described above as it has been determined that the costs are probable and can be reasonably estimated. The Company continues to implement mitigation measures and to monitor environmental conditions at the Somerville, Massachusetts site. The Company also has potential exposure related to an additional parcel of land (the "Central Area") related to the Woburn, Massachusetts site discussed above. Currently, the consent decree for the Woburn site does not define or require any remediation work in the Central Area. The United States Environmental Protection Agency (the "EPA") has provided the Company and other signatories to the consent decree with comments on the design and implementation of groundwater and soil remedies at the Woburn site and investigation of environmental conditions in the Central Area.  The Company met with EPA to discuss its comments, and the Company and another signatory to the consent decree subsequently submitted work plans to perform additional environmental investigations.  Such work pursuant to these work plans has been initiated.  The Company has accrued costs to perform certain work responsive to EPA's comments.

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

For environmental liabilities that have been discounted, the Company includes interest accretion, based on the effective interest method, in selling and administrative expenses on the Consolidated Statements of Income. The changes to the Company’s environmental liabilities for the thirty-nine weeks ended May 29, 2010 are as follows (in thousands):

May 29, 2010
Beginning balance as of August 29, 2009	$19,384
Costs incurred for which reserves have been provided	(1,717)
Insurance proceeds received	181
Interest accretion	595
Change in estimate of liability	(303)
Balance as of May 29, 2010	$18,140

Anticipated payments and insurance proceeds of currently identified environmental remediation liabilities as of May 29, 2010, for the next five fiscal years and thereafter, as measured in current dollars, are reflected below (in thousands).

Fiscal year ended August	2010	2011	2012	2013	2014	Thereafter	Total
Estimated costs – current dollars	$3,161	2,616	2,027	963	920	13,636	$23,323

Estimated insurance proceeds	(148)	(158)	(180)	(150)	(180)	(2,175)	(2,991)

Net anticipated costs	$3,013	2,458	1,847	813	740	11,461	$20,332

Effect of Inflation							8,175
Effect of Discounting							(10,367)

Balance as of May 29, 2010							$18,140

Estimated insurance proceeds are primarily received from an annuity received as part of a legal settlement with an insurance company. Annual proceeds of approximately $0.3 million are deposited into an escrow account which funds remediation and monitoring costs for three sites related to former operations in Williamstown, Vermont. Annual proceeds received but not expended in the current year accumulate in this account and may be used in future years for costs related to this site through the year 2027. As of May 29, 2010, the balance in this escrow account, which is held in a trust and is not recorded on the Company’s Consolidated Balance Sheets, was approximately $3.0 million. Also included in estimated insurance proceeds are amounts the Company is entitled to receive pursuant to legal settlements as reimbursements from three insurance companies for estimated costs at the site in Uvalde, Texas.

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

10. Income Taxes

The Company’s effective income tax rate was 35.0% and 38.0% for the thirteen and thirty-nine weeks ended May 29, 2010, respectively, as compared to 39.3% and 40.5% for the thirteen and thirty-nine weeks ended May 30, 2009, respectively.  The decrease in the effective income tax rate for both the thirteen and thirty-nine week periods of fiscal 2010 was the result of reductions in tax contingency reserves due to certain statute expirations during the thirteen weeks ended May 29, 2010.  The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense which is consistent with the recognition of these items in prior reporting periods.  During the thirty-nine weeks ended May 29, 2010, there were no material changes in the amount of unrecognized tax benefits or the amount accrued for interest and penalties.

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

11. Long-Term Obligations

The Company has a $225.0 million unsecured revolving credit agreement (“Credit Agreement”) with a syndicate of banks, which matures on September 13, 2011.  Under the Credit Agreement, the Company is able to borrow funds at variable interest rates based on the Eurodollar rate or the bank’s prime rate, as selected by the Company. Availability of credit requires compliance with certain financial and other covenants, including a maximum funded debt ratio and minimum interest coverage as defined in the Credit Agreement.  The Company generally tests its compliance with these financial covenants on a fiscal quarterly basis. At May 29, 2010, the interest rates applicable to the Company’s borrowings under the Credit Agreement would be calculated as LIBOR plus 50 basis points at the time of the respective borrowing.  As of May 29, 2010, the Company had no outstanding borrowings, letters of credit of $36.5 million and $188.5 million available for borrowing under the Credit Agreement.

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

As of May 29, 2010, the Company was in compliance with all covenants under the 2004 Note Agreement, 2006 Note Agreement and the Credit Agreement.

12. Comprehensive Income

The components of comprehensive income are as follows (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	May 29,	May 30,	May 29,	May 30,
	2010	2009	2010	2009

Net income	$19,314	$21,689	$59,116	$58,831
Other comprehensive income (loss):
Foreign currency translation adjustments	(693)	10,258	1,664	(2,674)
Pension-related	—	—	—	(473)
Change in value of interest rate swap, net	580	(261)	941	(2,161)

Comprehensive income	$19,201	$31,686	$61,721	$53,523

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

The Company refers to the US and Canadian Rental and Cleaning, MFG, and Corporate reporting segments combined as its “core laundry operations,” which is included as a subtotal in the following table (in thousands):

	US and
	Canadian				Subtotal
	Rental and		Net Interco		Core Laundry	Specialty
	Cleaning	MFG	MFG Elim	Corporate	Operations	Garments	First Aid	Total
Thirteen weeks ended
May 29, 2010
Revenues	$225,264	$26,295	$(26,295)	$2,542	$227,806	$25,672	$7,770	$261,248

Income (loss) from operations	$36,123	$9,214	$(1,979)	$(17,148)	$26,210	$5,159	$704	$32,073

Interest (income) expense, net	$(441)	$—	$—	$2,152	$1,711	$—	$—	$1,711

Income (loss) before taxes	$36,585	$9,217	$(1,979)	$(19,302)	$24,521	$4,498	$704	$29,723

Thirteen weeks ended
May 30, 2009
Revenues	$221,780	$15,687	$(15,687)	$1,997	$223,777	$21,040	$7,288	$252,105

Income (loss) from operations	$41,764	$5,909	$441	$(14,854)	$33,260	$3,014	$441	$36,715

Interest (income) expense, net	$(445)	$—	$—	$2,230	$1,785	$—	$—	$1,785

Income (loss) before taxes	$42,224	$5,675	$441	$(17,044)	$31,296	$3,982	$441	$35,719

Thirty-nine weeks ended
May 29, 2010
Revenues	$674,814	$68,757	(68,757)	$6,060	$680,874	$67,977	$22,138	$770,989

Income (loss) from operations	$112,844	$25,560	(3,978)	$(46,034)	$88,392	$11,894	$1,295	$101,581

Interest (income) expense, net	$(1,426)	$—	—	$6,437	$5,011	$—	$—	$5,011

Income (loss) before taxes	$114,299	$25,507	(3,978)	$(52,470)	$83,358	$10,696	$1,295	$95,349

Thirty-nine weeks ended
May 30, 2009
Revenues	$689,064	$61,625	(61,625)	$5,930	$694,994	$55,720	$21,230	$771,944

Income (loss) from operations	$124,940	$21,609	(770)	$(47,848)	$97,931	$6,411	$535	$104,877

Interest (income) expense, net	$(1,515)	$—	—	$7,164	$5,649	$—	$—	$5,649

Income (loss) before taxes	$126,482	$21,849	(770)	$(55,198)	$92,363	$5,990	$535	$98,888

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

Results of Operations

The amounts of revenues and certain expense items for the thirteen and thirty-nine weeks ended May 29, 2010 and May 30, 2009, and the percentage changes in revenues and certain expense items as a percentage of total revenues between these periods, are presented in the following table.  Cost of revenues presented in the table below include merchandise costs related to the amortization of rental merchandise in service and direct sales as well as labor and other production, service and delivery costs associated with operating our industrial laundries, Specialty Garments facilities, First Aid locations and our distribution center. Selling and administrative expenses include costs related to our sales and marketing functions, as well as general and administrative costs associated with our corporate offices and operating locations, including information systems, engineering, materials management, manufacturing planning, finance, budgeting, and human resources.

	Thirteen weeks ended					Thirty-nine weeks ended
(In thousands, except percentages)	May 29, 2010	% of Rev.	May 30, 2009	% of Rev.	% Change	May 29, 2010	% of Rev.	May 30, 2009	% of Rev.	% Change

Revenues	$261,248	100.0%	$252,105	100.0%	3.6%	$770,989	100.0%	$771,944	100.0%	-0.1%

Operating expenses:
Cost of revenues (1)	158,563	60.7	148,597	58.9	6.7	464,812	60.3	464,632	60.2	0.0
Selling and administrative expenses (1)	54,798	21.0	52,152	20.7	5.1	158,693	20.6	159,752	20.7	-0.7
Depreciation and amortization	15,814	6.1	14,641	5.8	8.0	45,903	6.0	42,683	5.5	7.5
	229,175	87.7	215,390	85.4	6.4	669,408	86.8	667,067	86.4	0.4

Income from operations	32,073	12.3	36,715	14.6	-12.6	101,581	13.2	104,877	13.6	-3.1

Other expense (income)	2,350	0.9	996	0.4	135.9	6,232	0.8	5,989	0.8	4.1

Income before income taxes	29,723	11.4	35,719	14.2	-16.8	95,349	12.4	98,888	12.8	-3.6
Provision for income taxes	10,409	4.0	14,030	5.6	-25.8	36,233	4.7	40,057	5.2	-9.5

Net income	$19,314	7.4%	$21,689	8.6%	-11.0%	$59,116	7.7%	$58,831	7.6%	0.5%

 (1) Exclusive of depreciation on our property, plant and equipment and amortization on our intangible assets.

General

We derive our revenues through the design, manufacture, personalization, rental, cleaning, delivering, and selling of a wide range of uniforms and protective clothing, including shirts, pants, jackets, coveralls, lab coats, smocks and aprons and specialized protective wear, such as flame resistant and high visibility garments. We also rent industrial wiping products, floor mats, facility service products, other non-garment items, and provide first aid cabinet services and other safety supplies, to a variety of manufacturers, retailers and service companies.  The current challenging economic conditions continue to affect employment levels in the United States and Canada, which has a negative effect on wearer levels and, as a result, on our business.

Thirteen weeks ended May 29, 2010 compared with thirteen weeks ended May 30, 2009

Revenues

	May 29,	May 30,	Dollar	Percent
(In thousands, except percentages)	2010	2009	Change	Change

Core Laundry Operations	$227,806	$223,777	$4,029	1.8%
Specialty Garments	25,672	21,040	4,632	22.0
First Aid	7,770	7,288	482	6.6
Consolidated total	$261,248	$252,105	$9,143	3.6%

For the thirteen weeks ended May 29, 2010, our consolidated revenues increased by $9.1 million from the comparable period in fiscal 2009, or 3.6%. The consolidated increase was primarily the result of increases in revenues during the third quarter of fiscal 2010 as compared to the third quarter of fiscal 2009 in core laundry operations and Specialty Garments. Core laundry operations’ revenues increased to $227.8 million for the thirteen weeks ended May 29, 2010 from $223.8 million for the comparable period of fiscal 2009, or 1.8%. This increase was attributable to acquisition related growth of 1.4% and the effect of foreign exchange rate fluctuations on our Canadian revenues of 1.4%, which was partially offset by negative organic growth of 1.0%.  Organic growth is comprised of new sales, price increases and net additions to our customer base, offset by lost accounts.  The negative organic growth rate of 1.0% for the third quarter of fiscal 2010 was primarily due to the high rate of wearer reductions that we experienced in our existing customer base throughout fiscal 2009 and into fiscal 2010.  Throughout fiscal 2009, the deteriorating worldwide economic conditions resulted in increased domestic layoffs in the United States, which were reflected in the reduction of wearers throughout our broad customer base. Lost accounts also increased in 2009 as we saw a larger number of accounts either go out of business or in financial distress.  Although the economy has improved somewhat in fiscal 2010, economic conditions remain challenging.

Specialty Garments revenues increased to $25.7 million in the third quarter of 2010 from $21.0 million in the comparable period of 2009, an increase of 22.0%.  The increase in quarterly revenues was primarily the result of higher than expected revenues from certain U.S. and Canadian reactor projects.

Cost of Revenues

Cost of revenues increased as a percentage of revenues from 58.9%, or $148.6 million, for the thirteen weeks ended May 30, 2009 to 60.7%, or $158.6 million, for the thirteen weeks ended May 29, 2010.  This increase was primarily due to higher energy, payroll and merchandise costs.

Selling and Administrative Expense

Our selling and administrative expenses increased from $52.2 million, or 20.7% of revenues, for the thirteen weeks ended May 30, 2009 to $54.8 million, or 21.0% of revenues, for the thirteen weeks ended May 29, 2010.  Increased sales force headcount, as well as annual salary increases contributed to higher selling and administrative costs during the quarter.  In addition, stock compensation expense was higher as a result of stock awards granted to our Chief Executive Officer in April 2010.  Approximately $0.8 million was recognized in the quarter related to these grants.  These items were partially offset by lower costs associated with our environmental contingencies in the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009.

Depreciation and Amortization

Our depreciation and amortization expense increased to $15.8 million for the thirteen weeks ended May 29, 2010 from $14.6 million for the thirteen weeks ended May 30, 2009.  The increase in depreciation and amortization expense was due to capital expenditures and acquisition activity.

Income from Operations

For the thirteen weeks ended May 29, 2010 and May 30, 2009, changes in our revenues and costs as discussed above resulted in the following changes in our income from operations:

	May 29,	May 30,	Dollar	Percent
(In thousands, except percentages)	2010	2009	Change	Change

Core Laundry Operations	$26,210	$33,260	$(7,050)	-21.2%
Specialty Garments	5,159	3,014	2,145	71.2
First Aid	704	441	263	59.3
Consolidated total	$32,073	$36,715	$(4,642)	-12.6%

Other Expense (income)

Other expense (income), which includes interest expense, interest income and foreign currency exchange (gain) loss, increased by $1.4 million to $2.4 million for the thirteen weeks ended May 29, 2010 as compared with $1.0 million for the thirteen weeks ended May 30, 2009.  This increase was primarily due to unfavorable foreign currency fluctuations during the thirteen weeks ended May 29, 2010, resulting in a loss of $0.6 million, as compared to a foreign currency exchange gain of $0.8 million in the comparable period of fiscal 2009.

Provision for Income Taxes

Our effective income tax rate was 35.0% for the thirteen weeks ended May 29, 2010, as compared to 39.3% for the thirteen weeks ended May 30, 2009.  The Company’s effective income tax rate for the current quarter was lower than the prior year as a result of reductions in tax contingency reserves due to certain statute expirations.

Thirty-nine weeks ended May 29, 2010 compared with thirty-nine weeks ended May 30, 2009

Revenues

	May 29,	May 30,	Dollar	Percent
(In thousands, except percentages)	2010	2009	Change	Change

Core Laundry Operations	$680,874	$694,994	$(14,120)	-2.0%
Specialty Garments	67,977	55,720	12,257	22.0
First Aid	22,138	21,230	908	4.3
Consolidated total	$770,989	$771,944	$(955)	-0.1%

For the thirty-nine weeks ended May 29, 2010, our consolidated revenues decreased by $1.0 million from the comparable period in fiscal 2009, or 0.1%.  The consolidated decrease was the result of a decrease in revenues in our core laundry operations.  Core laundry operations’ revenues decreased to $680.9 million for the thirty-nine weeks ended May 29, 2010 from $695.0 million for the comparable period of fiscal 2009, or 2.0%.  This decrease was attributable to negative organic growth of 4.0%, which was partially offset by an increase from the effect of foreign exchange rate fluctuations on our Canadian revenues of 1.0% and acquisition-related growth of 1.0%.  Organic growth is comprised of new sales, price increases and net additions to our existing customer base, offset by lost accounts.  The negative organic growth rate of 4.0% for the first nine months of fiscal 2010 is primarily due to the high rate of wearer reductions that we experienced in our existing customer base throughout fiscal 2009.  Throughout fiscal 2009, the deteriorating worldwide economic conditions resulted in increased domestic layoffs in the United States, which were reflected in the reduction of wearers throughout our broad customer base.  Lost accounts also increased in 2009 as we saw a larger number of accounts either go out of business or in financial distress.  Although the economy has improved somewhat in fiscal 2010, economic conditions remain challenging.

Specialty Garments revenues increased to $68.0 million for the thirty-nine weeks ended May 29, 2010 from $55.7 million in the comparable period of fiscal 2009, an increase of 22.0%.  The increase in the revenues was primarily the result of higher than expected revenues from certain U.S. and Canadian reactor projects.

Cost of Revenues

Cost of revenues increased from $464.6 million, or 60.2% of revenues, for the thirty-nine weeks ended May 30, 2009 to $464.8 million, or 60.3% of revenues, for the thirty-nine weeks ended May 29, 2010.  This increase was primarily the result an increase in production costs as a percentage of revenues, as well as higher payroll related costs, including healthcare.  These increases were offset by slightly lower merchandise and payroll costs as a percentage of revenues as a result of head count reductions in fiscal 2009.

Selling and Administrative Expense

Our selling and administrative expenses decreased from $159.8 million, or 20.7% of revenues, for the thirty-nine weeks ended May 30, 2009 to $158.7 million, or 20.6% of revenues, for the thirty-nine weeks ended May 29, 2010.  This decrease was primarily due to a $3.2 million charge related to environmental contingencies we recorded in the thirty-nine weeks ended May 30, 2009.  The favorable comparison was partially offset by slightly higher payroll and payroll related costs as a percentage of revenues.

Depreciation and Amortization

Our depreciation and amortization expense increased to $45.9 million for the thirty-nine weeks ended May 29, 2010 from $42.7 million for the thirty-nine weeks ended May 30, 2009. The increase in depreciation and amortization expense was due to capital expenditures and acquisition activity.

Income from Operations

For the thirty-nine weeks ended May 29, 2010 and the thirty-nine weeks ended May 30, 2009, the revenue growth in our operations, as well as the change in our costs, discussed above, resulted in the following changes in our income from operations:

	May 29,	May 30,	Dollar	Percent
(In thousands, except percentages)	2010	2009	Change	Change

Core Laundry Operations	$88,392	$97,931	$(9,539)	-9.7%
Specialty Garments	11,894	6,411	5,483	85.5
First Aid	1,295	535	760	142.0
Consolidated total	$101,581	$104,877	$(3,296)	-3.1%

Other Expense (income)

Other expense (income), which includes interest expense, interest income and foreign currency exchange (gain) loss, was $6.2 million for the thirty-nine weeks ended May 29, 2010 as compared with $6.0 million for the thirty-nine weeks ended May 30, 2009. This increase was due to unfavorable foreign currency fluctuations during the thirty-nine weeks ended May 29, 2010, resulting in a loss of $1.2 million, as compared to a loss of $0.3 million in the comparable period of fiscal 2009.  Interest expense decreased to $6.6 million for the thirty-nine weeks ended May 29, 2010 from $7.1 million for the thirty-nine weeks ended May 30, 2009.   The decrease in interest expense was primarily attributable to lower average debt outstanding. For the thirty-nine weeks ended May 29, 2010, the average debt outstanding was $181.6 million, as compared to $214.5 million during the thirty-nine weeks ended May 30, 2009.

Provision for Income Taxes

Our effective income tax rate was 38.0% for the thirty-nine weeks ended May 29, 2010, as compared to 40.5% for the thirty-nine weeks ended May 30, 2009.  The Company’s effective income tax rate was negatively impacted in fiscal 2009 by increases to our reserves for tax contingencies while fiscal 2010’s rate benefitted from reductions to our tax contingency reserves due to certain statute expirations.

Liquidity and Capital Resources

General

As of May 29, 2010, we had cash and cash equivalents of $104.5 million and working capital of $204.1 million. We believe that current cash and cash equivalent balances, cash generated from operations and amounts available under our Credit Agreement (defined below) will be sufficient to meet our currently anticipated working capital and capital expenditure requirements for at least the next 12 months.

Sources and Uses of Cash

During the thirty-nine weeks ended May 29, 2010, we generated cash from operating activities of $99.8 million, resulting primarily from net income of $59.1 million, net of non-cash amounts charged for depreciation and amortization of $45.9 million and stock-based compensation of $2.1 million. We also generated cash as a result of decreases in inventories of $5.2 million and increases in accounts payable and accruals of $2.9 million.  These inflows were partially offset by increases in rental merchandise in-service of $8.0 million, accounts receivable of $7.7 million and prepaid expenses of $1.4 million. We used our cash to, among other things, invest $37.3 million in capital expenditures and fund the acquisitions of businesses in the amount of approximately $17.8 million.

Long-Term Debt and Borrowing Capacity

We have a $225.0 million unsecured revolving credit agreement (“Credit Agreement”) with a syndicate of banks, which matures on September 13, 2011.  Under the Credit Agreement, we can borrow funds at variable interest rates based on the Eurodollar rate or the bank’s prime rate, as selected by us. Availability of credit requires our compliance with certain financial and other covenants, including a maximum funded debt ratio and minimum interest coverage as defined in the Credit Agreement.  We generally test our compliance with these financial covenants on a fiscal quarterly basis. At May 29, 2010, the interest rates applicable to our borrowings under the Credit Agreement would be calculated as LIBOR plus 50 basis points at the time of the respective borrowing.  As of May 29, 2010, we had no outstanding borrowings, letters of credit of $36.5 million and $188.5 million available for borrowing under the Credit Agreement.

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

As of May 29, 2010, we were in compliance with all covenants under the 2004 Note Agreement, 2006 Note Agreement and the Credit Agreement.

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

Under environmental laws, an owner or lessee of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances located on, or in, or emanating from such property, as well as related costs of investigation and property damage. Such laws often impose liability without regard to whether the owner or lessee knew of, or was responsible for, the presence of such hazardous or toxic substances. There can be no assurances that acquired or leased locations have been operated in compliance with environmental laws and regulations or that future uses or conditions will not result in the imposition of liability upon our Company under such laws or expose our Company to third party actions such as tort suits. We continue to address environmental conditions under terms of consent orders negotiated with the applicable environmental authorities or otherwise with respect to sites located in or related to Woburn, Massachusetts, Somerville, Massachusetts, Springfield, Massachusetts, Uvalde, Texas, Stockton, California, three sites in Williamstown, Vermont, as well as a number of additional locations that we acquired as part of our acquisition of Textilease Corporation in September 2003.  In addition, we recently received notice from the Maryland Department of Environment directing us to investigate potential contamination at our Landover, Maryland facility.

We have accrued certain costs related to the sites described above as it has been determined that the costs are probable and can be reasonably estimated. We continue to implement mitigation measures and to monitor environmental conditions at the Somerville, Massachusetts site. We also have potential exposure related to an additional parcel of land (the “Central Area”) related to the Woburn, Massachusetts site discussed above. Currently, the consent decree for the Woburn site does not define or require any remediation work in the Central Area. The United States Environmental Protection Agency (the “EPA”) has provided us and other signatories to the consent decree with comments on the design and implementation of groundwater and soil remedies at the Woburn site and investigation of environmental conditions in the Central Area.  We met with EPA to discuss its comments, and we and another signatory to the consent decree subsequently submitted work plans to perform additional environmental investigations.  Such work pursuant to these work plans has been initiated.  We have accrued costs to perform certain work responsive to EPA's comments.

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

For environmental liabilities that have been discounted, we include interest accretion, based on the effective interest method, in selling and administrative expenses on the Consolidated Statements of Income. The changes to the amounts of our environmental liabilities for the thirty-nine weeks ended May 29, 2010 are as follows (in thousands):

May 29, 2010
Beginning balance as of August 29, 2009	$19,384
Costs incurred for which reserves have been provided	(1,717)
Insurance proceeds received	181
Interest accretion	595
Change in estimate of liability	(303)
Balance as of May 29, 2010	$18,140

Anticipated payments and insurance proceeds relating to currently identified environmental remediation liabilities as of May 29, 2010, for the next five fiscal years and thereafter, as measured in current dollars, are reflected below (in thousands).

Fiscal year ended August	2010	2011	2012	2013	2014	Thereafter	Total
Estimated costs – current dollars	$3,161	2,616	2,027	963	920	13,636	$23,323

Estimated insurance proceeds	(148)	(158)	(180)	(150)	(180)	(2,175)	(2,991)

Net anticipated costs	$3,013	2,458	1,847	813	740	11,461	$20,332

Effect of Inflation							8,175
Effect of Discounting							(10,367)

Balance as of May 29, 2010							$18,140

Estimated insurance proceeds are primarily received from an annuity received as part of our legal settlement with an insurance company. Annual proceeds of approximately $0.3 million are deposited into an escrow account which funds remediation and monitoring costs for three sites related to our former operations in Williamstown, Vermont. Annual proceeds received but not expended in the current year accumulate in this account and may be used in future years for costs related to this site through the year 2027. As of May 29, 2010, the balance in this escrow account, which is held in a trust and is not recorded on our Consolidated Balance Sheet, was approximately $3.0 million. Also included in estimated insurance proceeds are amounts we are entitled to receive pursuant to legal settlements as reimbursements from three insurance companies for estimated costs at the site in Uvalde, Texas.

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

While it is impossible for us to ascertain the ultimate legal and financial liability with respect to contingent liabilities, including lawsuits and environmental contingencies, we believe that the aggregate amount of such liabilities, if any, in excess of amounts we have accrued or covered by insurance, will not have a material adverse effect on our consolidated financial position or results of operations. It is possible, however, that future financial position and/or results of operations for any particular future period could be materially affected by changes in our assumptions or strategies related to these contingencies or changes outside of our control.

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

Contractual Obligations and Other Commercial Commitments

As of May 29, 2010, there were no material changes in our contractual obligations that were disclosed in our Annual Report on Form 10-K for the year ended August 29, 2009.

Recent Accounting Pronouncements

In June 2008, the FASB issued revised guidance which clarifies whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in computing earnings per share (EPS). We adopted the revised guidance on August 30, 2009.  See Note 7 to the Consolidated Financial Statements for more discussion on this revised guidance and our EPS calculations.

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

In January 2010, the FASB issued revised guidance which requires additional disclosures about items transferring into and out of Levels 1 and 2 measurements in the fair value hierarchy, requires additional separate disclosures about purchases, sales, issuances, and settlements relative to Level 3 measurements, and clarifies, among other things, the existing fair value disclosures about the level of disaggregation. This pronouncement is effective for interim and annual financial periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements relative to Level 3 measurements, which are effective for interim and annual financial periods beginning after December 15, 2010.  We expect the adoption of this guidance will not have a material impact on our Consolidated Financial Statements.  See Note 4 to the Consolidated Financial Statements for more discussion on this revised guidance.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

We have determined that all of our foreign subsidiaries operate primarily in local currencies that represent the functional currencies of such subsidiaries. All assets and liabilities of our foreign subsidiaries are translated into U.S. dollars using the exchange rate prevailing at the balance sheet date. The effect of exchange rate fluctuations on the translation of assets and liabilities are recorded as a component of shareholders’ equity. Revenues and expenses are translated at the average exchange rates in effect during each month of the fiscal year. As such, our financial condition and operating results are affected by fluctuations in the value of the U.S. dollar as compared to currencies in foreign countries.  Revenues denominated in currencies other than the U.S. dollar represented approximately 9% of total consolidated revenues for both the thirteen and thirty-nine weeks ended May 29, 2010, and total assets denominated in currencies other than the U.S. dollar represented approximately 10% of total consolidated assets at May 29, 2010 and August 29, 2009. If exchange rates had increased or decreased by 10% from the actual rates in effect during the thirteen and thirty-nine weeks ended and as of May 29, 2010, our revenues would have increased or decreased by approximately $2.5 million and $7.0 million, respectively, and assets as of May 29, 2010 would have increased or decreased by approximately $10.9 million.

We do not operate a hedging program to mitigate the effect of a significant change in the value of our foreign subsidiaries functional currencies, which include the Canadian Dollar, Euro, British Pound, and Mexican Peso, as compared to the U.S. dollar. Any gains or   losses resulting from foreign currency transactions, including exchange rate fluctuations on intercompany accounts are reported as transaction (gains) losses in our other expense (income). The intercompany payables and receivables are denominated in Canadian Dollars, Euros, British Pounds and Mexican Pesos.  During the thirteen and thirty-nine weeks ended May 29, 2010, transaction losses included in other expense (income) were approximately $0.6 million and $1.2 million, respectively. If the exchange rates had increased or decreased by 10% during the thirteen and thirty-nine weeks ended May 29, 2010, we would have recognized exchange gains or losses, of approximately $0.9 million and $0.8 million, respectively.

Interest Rate Sensitivity

We are exposed to market risk from changes in interest rates which may adversely affect our financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, we manage these exposures through our regular operating and financing activities. We are exposed to interest rate risk primarily through our borrowings under our $225.0 million Credit Agreement with a syndicate of banks and our 2006 Floating Rate Notes which were purchased by a group of insurance companies pursuant to the 2006 Note Agreement. Under both agreements, we borrow funds at variable interest rates based on the LIBOR rates or Eurodollar rate. If the LIBOR and Eurodollar rates fluctuated by 10% from the actual rates in effect during the thirteen and thirty-nine weeks ended May 29, 2010, our interest expense would have fluctuated by a nominal amount and $0.1 million, respectively, from the interest expense recognized for the thirteen and thirty-nine weeks ended May 29, 2010.

In January 2008, we entered into an interest rate swap agreement to manage our exposure to interest rate movements and the related effect on our variable rate debt.  The swap agreement, with a notional amount of $100.0 million, matures on March 14, 2011. We pay a fixed rate of 3.51% and receive a variable rate tied to the three month LIBOR rate. We have accounted for this instrument as a cash flow hedge under US GAAP and, as a result, have recorded all changes in the fair value of the swap agreement in accumulated other comprehensive income, a component of shareholders’ equity.  Refer to Note 5, “Derivative Instruments and Hedging Activities” to our Consolidated Financial Statements for additional information regarding our interest rate swap.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the third quarter of fiscal year 2010 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED)

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

10.1  Employment Agreement, dated as of April 5, 2010, by and between UniFirst Corporation and Ronald D. Croatti (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 8, 2010).

10.2  Restricted Stock Award Agreement, dated April 5, 2010, by and between UniFirst Corporation and Ronald D. Croatti (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 8, 2010).

10.3  Restricted Stock Award Agreement, dated April 5, 2010, by and between UniFirst Corporation and Ronald D. Croatti (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 8, 2010).

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

UniFirst Corporation

July 8, 2010	By:	/s/ Ronald D. Croatti
Ronald D. Croatti
President and Chief Executive Officer

July 8, 2010	By:	/s/ Steven S. Sintros
Steven S. Sintros
Vice President and Chief Financial Officer

 EXHIBIT INDEX

10.1 Employment Agreement, dated as of April 5, 2010, by and between UniFirst Corporation and Ronald D. Croatti (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 8, 2010).

10.2 Restricted Stock Award Agreement, dated April 5, 2010, by and between UniFirst Corporation and Ronald D. Croatti (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 8, 2010).

10.3 Restricted Stock Award Agreement, dated April 5, 2010, by and between UniFirst Corporation and Ronald D. Croatti (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 8, 2010).

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