Form 10-K
period 2010-08-28
UNIFIRST CORP
filed 2010-10-27
CIK 717954

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended August 28, 2010

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 0-8504

UNIFIRST CORPORATION
 (Exact Name of Registrant as Specified in Its Charter)

Massachusetts	04-2103460
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

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

Yes                          No  ✓

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes                          No  ✓

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ✓                       No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes                          No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ✓

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer  ✓      Accelerated filer         Smaller Reporting Company         Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes                       No   ✓

The number of outstanding shares of the Registrant’s Common Stock and Class B Common Stock at October 15, 2010 were 14,913,379 and 4,913,369, respectively.  The aggregate market value of the voting stock of the Registrant held by non-affiliates as of February 26, 2010 (the last business day of the Registrant’s most recently completed second fiscal quarter), computed by reference to the closing sale price of such shares on such date, was approximately $752,372,958.

Documents Incorporated By Reference

The Registrant intends to file a Definitive Proxy Statement pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended, for its 2011 Annual Meeting of Shareholders within 120 days of the end of the fiscal year ended August 28, 2010.  Portions of such Proxy Statement are incorporated by reference in Part III of this Annual Report on Form 10-K.
UniFirst Corporation
Annual Report on Form 10-K
For the Fiscal Year Ended August 28, 2010
Table of Contents

PART I
Item 1. Business
Item 1A. Risk Factors
Item 1B. Unresolved Staff Comments
Item 2. Properties
Item 3. Legal Proceedings
Item 4. (Removed and Reserved)
PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6. Selected Financial Data
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Item 8. Financial Statements and Supplementary Data
Consolidated statements of income for each of the three years in the period ended August 28, 2010
Consolidated balance sheets as of August 28, 2010 and August 29, 2009
Consolidated statements of shareholders' equity for each of the three years in the period ended August 28, 2010
Consolidated statements of cash flows for each of the three years in the period ended August 28, 2010
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

Our principal services include providing customers with uniforms and other non-garment items, picking up soiled uniforms or other items on a periodic basis (usually weekly), and delivering, at the same time, cleaned and processed items. We offer uniforms in a wide variety of styles, colors, sizes and fabrics and with personalized emblems selected by the customer. Our centralized services, specialized equipment and economies of scale generally allow us to be more cost effective in providing garment services than customers could be themselves, particularly those customers with high employee turnover rates. During fiscal 2010, we manufactured approximately 65% of the garments we placed in service. Because we design and manufacture a majority of our own uniforms and protective clothes, we can produce custom garment programs for our larger customers, offer a diverse range of such designs within our standard line of garments and better control the quality, price and speed at which we produce such garments. In addition, among our competitors, we believe we have the largest in-house digital image processing capability, allowing us to convert an image provided by a customer into customized, mass producible embroidered emblems, typically within two days.

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

In fiscal 2010, we generated $1.026 billion in revenue, of which approximately 88% was derived from the US and Canadian Rental and Cleaning and Corporate segments. Specialty Garments and First Aid accounted for approximately 9% and 3% of our 2010 revenues, respectively.

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

CUSTOMERS

We serve businesses of all sizes in numerous industry categories. During each of the past five years, no single uniform rental customer accounted for more than 1% of our revenues. Our typical customers include automobile service centers and dealers, delivery services, food and general merchandise retailers, food processors and service operations, light manufacturers, maintenance facilities, restaurants, service companies, soft and durable goods wholesalers, transportation companies, and others who require employee clothing for image, identification, protection or utility purposes. Among our largest customers of our conventional uniform rental business are divisions, units, regional operations or franchised agencies of major, nationally recognized organizations. With respect to our Specialty Garment segment, typical customers include government agencies, research and development laboratories, high technology companies and utilities operating nuclear reactors. We currently service over 225,000 customer locations in the United States, Canada and Europe from 205 customer service, distribution and manufacturing facilities.

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

COMPETITION

The uniform rental and sales industry is highly competitive. The principal methods of competition in the industry are the quality of products, the quality of service and price. We believe that the top four companies in the uniform rental segment of the industry, including UniFirst, currently generate approximately 40% of the industry’s volume. Our leading competitors include Cintas Corporation, Aramark Corporation and G&K Services, Inc. The remainder of the market, however, is divided among more than 400 smaller businesses, many of which serve one or a limited number of markets or geographic service areas. In addition to our traditional rental competitors, we may increasingly compete in the future with businesses that focus on selling uniforms and other related items. We also compete with industry competitors for acquisitions.

MANUFACTURING AND SOURCING

We manufactured approximately 65% of all garments which we placed in service during fiscal 2010. These were primarily work pants and shirts manufactured at our plants in Cardenas, Ebano and Valles, which are located in San Luis Potosi, Mexico. The balance of the garments used in our programs are purchased from a variety of industry suppliers. While we currently acquire the raw materials with which we produce our garments from a limited number of suppliers, we believe that such materials are readily available from other sources. To date, we have experienced no significant difficulty in obtaining any of our raw materials or supplies. Currently, we also manufacture approximately 76% of the mats we place in service at our plant in Cave City, Arkansas.

EMPLOYEES

At August 28, 2010, we employed approximately 10,000 persons. Approximately 2% of our United States employees are represented by a union pursuant to a collective bargaining agreement. We consider our employee relations to be good.

EXECUTIVE OFFICERS

Our executive officers are as follows:

NAME	AGE	POSITION
Ronald D. Croatti	67	Chairman of the Board, President, and Chief Executive Officer
Steven S. Sintros	36	Vice President and Chief Financial Officer
Cynthia Croatti	55	Executive Vice President and Treasurer
Bruce P. Boynton	62	Senior Vice President, Operations
David A. DiFillippo	53	Senior Vice President, Operations
David M. Katz	46	Vice President, Sales and Marketing

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

Steven S. Sintros joined our Company in 2004.  Mr. Sintros has served as our Vice President and Chief Financial Officer since January 2009 and has primary responsibility for overseeing the financial functions of our Company, as well as our information systems department.  Mr. Sintros served as a Finance Manager in 2004 and Corporate Controller from 2005 until January 2009.

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

David A. DiFillippo joined our Company in 1979. Mr. DiFillippo has served as Senior Vice President, Operations since 2002 and has primary responsibility for overseeing the operations of certain regions in the United States. From 2000 through 2002, Mr. DiFillippo served as Vice President, Central Rental Group and, prior to 2000, he served as a Regional General Manager.

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

ENVIRONMENTAL MATTERS

We, like our competitors, are subject to various federal, state and local laws and regulations governing, among other things, the generation, handling, storage, transportation, treatment and disposal of hazardous wastes and other substances. In particular, industrial laundries currently use and must dispose of detergent waste water and other residues, and, in the past, used perchloroethylene and other dry cleaning solvents. We are attentive to the environmental concerns surrounding the disposal of these materials and have through the years taken measures to avoid their improper disposal. Over the years, we have settled, or contributed to the settlement of, actions or claims brought against us relating to the disposal of hazardous materials and there can be no assurance that we will not have to expend material amounts to remediate the consequences of any such disposal in the future. Further, under environmental laws, an owner or lessee of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances located on or in or emanating from such property, as well as related costs of investigation and property damage. Such laws often impose liability without regard to whether the owner or lessee knew of or was responsible for the presence of such hazardous or toxic substances. There can be no assurance that acquired or leased locations have been operated in compliance with environmental laws and regulations or that future uses or conditions will not result in the imposition of liability upon us under such laws or expose us to third-party actions such as tort suits. We continue to address environmental conditions under terms of consent orders negotiated with the applicable environmental authorities or otherwise with respect to sites located in, or related to, Woburn, Massachusetts, Somerville, Massachusetts, Springfield, Massachusetts, Uvalde, Texas, Stockton, California, Williamstown, Vermont, as well as a number of additional locations that we acquired as part of our acquisition of Textilease Corporation in September 2003. In addition, we recently received notice from the Maryland Department of Environment directing us to investigate potential contamination at our Landover, Maryland facility.  For additional discussion refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the risk factor set forth in this Annual Report on Form 10-K.

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

SAFE HARBOR FOR FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K and any documents incorporated by reference may contain forward looking statements within the meaning of the federal securities laws.  Forward looking statements contained in this Annual Report on Form 10-K and any documents incorporated by reference are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995.  Forward looking statements may be identified by words such as “estimates,” “anticipates,” “projects,” “plans,” “expects,” “intends,” “believes,” “seeks,” “could,” “should,” “may,” “will,” or the negative versions thereof, and similar expressions and by the context in which they are used.  Such forward looking statements are based upon our current expectations and speak only as of the date made.  Such statements are highly dependent upon a variety of risks, uncertainties and other important factors that could cause actual results to differ materially from those reflected in such forward looking statements.  Such factors include, but are not limited to, uncertainties regarding our ability to consummate and successfully integrate acquired businesses, uncertainties regarding any existing or newly-discovered expenses and liabilities related to environmental compliance and remediation, our ability to compete successfully without any significant degradation in our margin rates, seasonal and quarterly fluctuations in business levels, our ability to preserve positive labor relationships and avoid becoming the target of corporate labor unionization campaigns that could disrupt our business, the effect of currency fluctuations on our results of operations and financial condition, our dependence on third parties to supply us with raw materials, any loss of key management or other personnel, increased costs as a result of any future changes in federal or state laws, rules and regulations or governmental interpretation of such laws, rules and regulations, uncertainties regarding the price levels of natural gas, electricity, fuel and labor, the impact of adverse economic conditions and the current tight credit markets on our customers and such customers’ workforce, the level and duration of workforce reductions by our customers, the continuing increase in domestic healthcare costs, demand and prices for our products and services, rampant criminal activity and instability in Mexico where our principal garment manufacturing plants are located, additional professional and internal costs necessary for compliance with recent and proposed future changes in Securities and Exchange Commission (including the Sarbanes-Oxley Act of 2002), New York Stock Exchange and accounting rules, strikes and unemployment levels, our efforts to evaluate and potentially reduce internal costs, economic and other developments associated with the war on terrorism and its impact on the economy and general economic conditions.  We undertake no obligation to update any forward looking statements to reflect events or circumstances arising after the date on which they are made.

RISKS RELATING TO OUR BUSINESS AND INDUSTRY

We face intense competition within our industry, which may adversely affect our results of operations and financial condition.

The uniform rental and sales industry is highly competitive. The principal methods of competition in the industry are quality of products, quality of service and price. We believe that the top four companies in the uniform rental segment of the industry, including us, currently generate approximately 40% of the industry’s volume. Our leading competitors include Aramark Corporation, Cintas Corporation and G&K Services, Inc. The remainder of the market, however, is divided among more than 400 smaller businesses, many of which serve one or a limited number of markets or geographic service areas. In addition to our traditional rental competitors, we may increasingly compete in the future with businesses that focus on selling uniforms and other related items. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could have a material effect on our results of operations and financial condition. We also compete with industry competitors for acquisitions, which has the effect of increasing the price for acquisitions and reducing the number of acquisition candidates available to us. If we pay higher prices for businesses we acquire, our returns on investment and profitability may be reduced.

Adverse economic and business conditions continue to affect our customer base and may continue to negatively impact our sales and operating results.

We supply uniform services to many industries that have been subject to adverse economic and business conditions resulting in shifting employment levels, changes in worker productivity, uncertainty regarding the impacts of rehiring and shifts to offshore manufacturing.  As a result, many of our customers have reduced worker headcounts.  The economic hardships among our customer base have also caused, and may continue to cause, some of our customers to restrict expenditures or even cease to conduct business.  Lost accounts due to financial distress continue to be significant. All of these factors have, and are likely in the future to continue to have, the effect of reducing the number of employees utilizing our uniform services, which adversely affects our sales and results of operations. The current worldwide economic weakness may negatively impact our revenues and operating performance in fiscal 2011 and beyond due to the impact on spending plans and employment levels of our customers and sales prospects.

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

We have accrued certain costs related to the sites described above as it has been determined that the costs are probable and can be reasonably estimated. We continue to implement mitigation measures and to monitor environmental conditions at the Somerville, Massachusetts site. We also have potential exposure related to an additional parcel of land (the “Central Area”) related to the Woburn, Massachusetts site discussed above. Currently, the consent decree for the Woburn site does not define or require any remediation work in the Central Area. The United States Environmental Protection Agency (the “EPA”) has provided us and other signatories to the consent decree with comments on the design and implementation of groundwater and soil remedies at the Woburn site and investigation of environmental conditions in the Central Area.  We met with EPA to discuss its comments, and we and another signatory to the consent decree subsequently submitted work plans to perform additional environmental investigations.  Such work pursuant to these work plans has been initiated.  We have accrued costs to perform certain work responsive to EPA’s comments.

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

Recent economic trends could adversely affect our financial performance.

Economic downturns and declines in consumption in our markets may affect the levels of both our sales and profitability.  The domestic and global economies and financial and credit markets continue to experience declines or slow growth and there continues to be diminished liquidity and credit availability.  We believe these conditions have not materially impacted our financial position as of August 28, 2010 or our liquidity for the year ended August 28, 2010.  However, we could be negatively impacted if these conditions continue for a sustained period of time, or if there is further deterioration in financial markets and major economies.  The current tight credit conditions in financial markets are likely to continue to adversely affect the ability of our customers and suppliers to obtain financing, which could result in a decrease in, or cancellation of, our services.  In addition, weakening economic conditions and outlook may result in a further decline in the level of our customers’ spending that could adversely affect our results of operations and liquidity.  We are unable to predict the likely duration and severity of the current disruption in the domestic and global financial markets and the related adverse economic conditions.

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

We employ approximately 10,000 persons. Approximately 2% of our United States employees are represented by a union pursuant to a collective bargaining agreement. Competitors within our industry have been the target of corporate unionization campaigns by multiple labor unions. While our management believes that our employee relations are good, we cannot assure you that we will not experience pressure from labor unions or become the target of campaigns similar to those faced by our competitors.  The potential for unionization could increase if the United States Congress passes federal “card check” legislation.  If we do encounter pressure from labor unions, any resulting labor unrest could disrupt our business by impairing our ability to produce and deliver our products. In addition, significant union representation would require us to negotiate wages, salaries, benefits and other terms with many of our employees collectively and could adversely affect our results of operations by increasing our labor costs or otherwise restricting our ability to maximize the efficiency of our operations.

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

A portion of our sales is derived from international markets. Revenue denominated in currencies other than the U.S. dollar represented approximately 9% of total consolidated revenues for fiscal 2010, 8% for fiscal 2009 and 9% for fiscal 2008. The operating results of our international subsidiaries are translated into U.S. dollars and such results are affected by movements in foreign currencies relative to the U.S. dollar. Our international operations are also subject to other risks, including the requirement to comply with changing and conflicting national and local regulatory requirements; potential difficulties in staffing and labor disputes; managing and obtaining support and distribution for local operations; credit risk or financial condition of local customers; potential imposition of restrictions on investments; potentially adverse tax consequences, including imposition or increase of withholding and other taxes on remittances and other payments by subsidiaries; foreign exchange controls; and local political and social conditions. There can be no assurance that the foregoing factors will not have an adverse effect on our international operations or on our consolidated financial condition and results of operations. We own and operate manufacturing facilities in Mexico. Violence, crime and instability in Mexico has had, and may continue to have, an adverse affect on our operations, including the hijacking of our trucks and the implementation of security measures to protect our employees.  We are not insured against such criminal attacks and there can be no assurance that losses that could result from an attack on our trucks or our personnel would not have a material adverse effect on our business, results of operations and financial condition.  Operations in developing nations present several additional risks, including greater fluctuation in currencies relative to the U.S. dollar, economic and governmental instability, civil disturbances, volatility in gross domestic production, Foreign Corrupt Practice Act compliance issues and nationalization and expropriation of private assets.

Continuation of current adverse global financial and economic conditions may result in impairment of our goodwill and intangibles.

Our market capitalization over the past couple of years has experienced significant volatility due in part to adverse economic conditions and disruption in the global equity and credit markets.  For short periods during fiscal 2009, our market capitalization was below our net book value.  Under accounting principles generally accepted in the United States (“US GAAP”), we may be required to record an impairment charge if changes in circumstances or events indicate that the carrying values of our goodwill and intangible assets exceed their fair value and are not recoverable.  Any significant and other-than-temporary decrease in our market capitalization could be an indicator, when considered together with other factors, that the carrying values of our goodwill and intangible assets exceed their fair value, which may result in our recording an impairment charge.  In this time of economic uncertainty, we are unable to predict economic trends, but we continue to monitor the impact of changes in economic and financial conditions on our operations and on the carrying value of our goodwill and intangible assets.  Should the value of one or more of our acquired intangibles become impaired, our consolidated earnings and net worth may be materially adversely affected.

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

We manufactured approximately 65% of all garments which we placed in service during fiscal 2010. These were primarily work pants and shirts manufactured at our plants in Cardenas, Ebano and Valles, which are located in San Luis Potosi, Mexico. The balance of the garments used in our programs are purchased from a variety of industry suppliers. While we currently acquire the raw materials with which we produce our garments from a limited number of suppliers, we believe that such materials are readily available from other sources. To date, we have experienced no significant difficulty in obtaining any of our raw materials or supplies. However, if we were to experience difficulty obtaining any of our raw materials from such suppliers and were unable to obtain new materials or supplies from other industry suppliers, it could adversely affect our results of operations.

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

As of October 15, 2010, the members of the Croatti family owned, directly or indirectly, in the aggregate approximately 616,502 shares of our Common Stock and approximately 4,913,369 shares of our Class B Common Stock, which represents approximately 25.8% of the aggregate number of outstanding shares of our Common Stock and Class B Common Stock, but approximately 75.8% of the combined voting power of the outstanding shares of our Common Stock and Class B Common Stock.  As a result, the members of the Croatti family, acting with other family members, could effectively control most matters requiring approval by our shareholders, including the election of a majority of the directors. While historically the members of the Croatti family have individually voted their respective shares of Class B Common Stock in the same manner, there is no contractual understanding requiring this and there is no assurance that the family members will continue to individually vote their shares of Class B Common Stock in the same manner. This voting control by the members of the Croatti family, together with certain provisions of our by-laws and articles of organization, could have the effect of delaying, deferring or preventing a change in control of our Company that would otherwise be beneficial to our public shareholders.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of August 28, 2010, we owned or occupied approximately 230 facilities containing an aggregate of approximately 5.6 million square feet located in the United States, Canada, Mexico and Europe. We owned 120 of these facilities, containing approximately 4.6 million square feet. These facilities include our 320,000 square foot Owensboro, Kentucky distribution center and almost all of our industrial laundry processing plants. We believe our industrial laundry facilities are among the most modern in the industry.

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

In addition, we, like our competitors, are subject to various federal, state and local laws and regulations governing, among other things, the generation, handling, storage, transportation, treatment and disposal of hazardous wastes and other substances. In particular, industrial laundries currently use and must dispose of detergent waste water and other residues, and, in the past, used perchloroethylene and other dry cleaning solvents. Over the years, we have settled, or contributed to the settlement of, actions or claims brought against us relating to the disposal of hazardous materials and there can be no assurance that we will not have to expend material amounts to remediate the consequences of any such disposal in the future. Further, under environmental laws, an owner or lessee of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances located on or in or emanating from such property, as well as related costs of investigation and property damage. Such laws often impose liability without regard to whether the owner or lessee knew of or was responsible for the presence of such hazardous or toxic substances. There can be no assurance that acquired or leased locations have been operated in compliance with environmental laws and regulations or that future uses or conditions will not result in the imposition of liability upon us under such laws or expose us to third-party actions such as tort suits.  Refer to Note 11, “Commitments and Contingencies”, of these Consolidated Financial Statements for further discussion.

ITEM 4. (REMOVED AND RESERVED)

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

	Price Per Share		Dividends Per Share
	High	Low	Common Stock	Class B Common Stock
Year ended August 28, 2010
First Quarter	$46.55	$38.88	$0.0375	$0.0300
Second Quarter	54.47	43.95	0.0375	0.0300
Third Quarter	55.74	44.25	0.0375	0.0300
Fourth Quarter	45.92	38.56	0.0375	0.0300

	Price Per Share		Dividends Per Share
	High	Low	Common Stock	Class B Common Stock
Year ended August 29, 2009
First Quarter	$47.39	$25.60	$0.0375	$0.0300
Second Quarter	30.55	23.96	0.0375	0.0300
Third Quarter	38.37	20.24	0.0375	0.0300
Fourth Quarter	42.79	34.30	0.0375	0.0300

The approximate number of shareholders of record of our Common Stock and Class B Common Stock as of October 15, 2010 was 86 and 21, respectively. We believe that the number of beneficial owners of our Common Stock is substantially greater than the number of record holders because a large portion of our Common Stock is held of record in broker ‘‘street names.’’

We have paid regular quarterly dividends since 1983 and intend to continue such policy subject to, among other factors, our earnings, financial condition and capital requirements. No dividends will be payable unless declared by our Board of Directors and then only to the extent funds are legally available for the payment of such dividends. In the event that our Board of Directors votes to pay a dividend, our Common Stock must receive a dividend equal to no less than 125% of any dividend paid on the Class B Common Stock. On July 6, 2010, our Board of Directors declared a quarterly dividend of $0.0375 and $0.0300 per share on our Common Stock and Class B Common Stock, respectively, which was paid on October 1, 2010 to shareholders of record on September 10, 2010.

The following table sets forth information concerning our equity compensation plans as of August 28, 2010.

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities referenced in column (a))
	(a)
Equity compensation plans approved by security holders	447,300	$35.49	816,275
Equity compensation plans not approved by security holders	—	N/A	—
Total	447,300	$35.49	816,275

Stock Performance Graph

Set forth below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on our Common Stock, based on the market price of our Common Stock, with the cumulative total shareholder return of a peer group and of companies within the Standard & Poor’s 500 Stock Index, in each case assuming reinvestment of dividends. The calculation of cumulative total shareholder return assumes a $100 investment in our Common Stock, the peer group and the S&P 500 Stock Index on August 31, 2005. The peer group is composed of Cintas Corporation and G & K Services, Inc.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements and Notes to Consolidated Financial Statements included in Item 8.

The selected consolidated balance sheet data set forth below as of August 28, 2010 and August 29, 2009 and the selected consolidated income statement data for the three years in the period ended August 28, 2010 are derived from our audited Consolidated Financial Statements included in this Annual Report on Form 10-K. All other selected consolidated financial data set forth below are derived from our audited financial statements not included in this Annual Report on Form 10-K. Current accounting guidance requires the income per share for each class of common stock to be calculated assuming 100% of our earnings are distributed as dividends to each class of common stock based on their respective dividend rights. Our Common Stock has a 25% dividend preference to our Class B Common Stock. The Class B Common Stock, which has ten votes per share as opposed to one vote per share for the Common Stock, is not freely transferable but may be converted at any time on a one-for-one basis into Common Stock at the option of the holder of the Class B Common Stock.

Five Year Financial Summary
UniFirst Corporation and Subsidiaries

Fiscal Year Ended August (In thousands, except per share data)	2010	2009	2008	2007	2006
Selected Balance Sheet Data:
Total assets	$1,092,295	$1,002,099	$981,667	$874,464	$829,702
Long-term debt	$181,464	$182,015	$235,539	$206,049	$210,535
Shareholders' equity	$708,050	$627,035	$556,770	$497,327	$452,545

Selected Income Statement Data:
Revenues	$1,025,939	$1,013,416	$1,023,175	$902,102	$820,972
Depreciation and amortization	$61,477	$57,789	$53,784	$48,512	$45,310
Income from operations	$130,272	$134,036	$108,638	$84,152	$73,403
Other expense, net	$7,420	$7,571	$9,939	$10,690	$9,146
Provision for income taxes	$46,444	$50,613	$37,721	$28,267	$25,049

Net income	$76,408	$75,852	$60,978	$45,195	$39,208

Income per share:
Basic - Common stock	$4.11	$4.14	$3.33	$2.47	$2.25
Basic - Class B Common Stock	$3.29	$3.31	$2.66	$1.98	$1.80
Diluted - Common stock	$3.90	$3.92	$3.15	$2.34	$2.03

Dividends per share:
Common stock	$0.15	$0.15	$0.15	$0.15	$0.15
Class B Common Stock	$0.12	$0.12	$0.12	$0.12	$0.12

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

We continue to expand into additional geographic markets through acquisitions and organic growth.  We currently service over 225,000 customer locations in the United States, Canada and Europe from 205 customer service, distribution and manufacturing facilities.

US GAAP establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information of those segments to be presented in interim financial reports issued to shareholders. Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the chief operating decision-maker, or decision-making group, in making decisions on how to allocate resources and assess performance.  Our chief operating decision-maker is our chief executive officer. We have six operating segments based on the information reviewed by our chief executive officer: US Rental and Cleaning, Canadian Rental and Cleaning, Manufacturing (“MFG”), Specialty Garments Rental and Cleaning (“Specialty Garments”), First Aid and Corporate. The US Rental and Cleaning and Canadian Rental and Cleaning operating segments have been combined to form the US and Canadian Rental and Cleaning reporting segment. Refer to Note 15, “Segment Reporting”, of these Consolidated Financial Statements for our disclosure of segment information.

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

The Corporate operating segment consists of costs associated with our distribution center, sales and marketing, information systems, engineering, materials management, manufacturing planning, finance, budgeting, human resources, other general and administrative costs and interest expense. The revenues generated from the Corporate operating segment represent certain direct sales made directly from our distribution center. The products sold by this operating segment are the same products rented and sold by the US and Canadian Rental and Cleaning reporting segment. In the segment disclosures in Note 15, “Segment Reporting”, of these Consolidated Financial Statements, no assets or capital expenditures are presented for the Corporate operating segment as no assets are allocated to this operating segment in the information reviewed by our chief executive officer. However, depreciation and amortization expense related to certain assets are reflected in income from operations and income before income taxes for the Corporate operating segment. The assets that give rise to this depreciation and amortization are included in the total assets of the US and Canadian Rental and Cleaning reporting segment as this is how they are tracked and reviewed by us.

We refer to our US and Canadian Rental and Cleaning, MFG, and Corporate segments combined as our ‘core laundry operations’.

The Specialty Garments operating segment purchases, rents, cleans, delivers and sells, specialty garments and non-garment items primarily for nuclear and cleanroom applications. The First Aid operating segment sells first aid cabinet services and other safety supplies.

Approximately 88% of our revenues in fiscal 2010 were derived from US and Canadian Rental and Cleaning, and Corporate. A key driver of this business is the number of workers employed by our customers. Our revenues are directly impacted by fluctuations in these employment levels. Revenues from Specialty Garments, which accounted for 9% of our 2010 revenues, increase during outages and refueling by nuclear power plants, as garment usage increases at these times. First Aid represented 3% of our total revenue in fiscal 2010.

Critical Accounting Policies and Estimates

We believe the following critical accounting policies reflect our more significant judgments and estimates used in the preparation of our Consolidated Financial Statements.

Use of Estimates

We prepare our financial statements in conformity with US GAAP, which requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. These estimates are based on historical information, current trends, and information available from other sources.  The actual results could differ from our estimates.

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

Goodwill, Intangibles and Other Long-Lived Assets

In accordance with US GAAP, we do not amortize goodwill.  Instead, current accounting guidance requires that companies test goodwill for impairment on an annual basis. In addition, US GAAP requires that companies test goodwill if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit to which goodwill is assigned below its carrying amount. Our evaluation considers changes in the operating environment, competitive information, market trends, operating performance and cash flow modeling.

We complete our annual impairment test in the fourth quarter of each fiscal year and there have been no impairments of goodwill or other intangible assets in fiscal 2010, 2009 or 2008.

In addition, during the fiscal quarter ended February 28, 2009, there was a decline in the market value of the Company’s stock as well as significant deterioration in general economic conditions. The decline in the Company’s market capitalization prompted the Company's management to conduct a goodwill analysis, in accordance with US GAAP, to determine if an impairment of goodwill existed.  Based on the outcome of the Company’s analysis, it concluded that no impairment existed as of February 28, 2009.

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

Property, plant and equipment, and definite-lived intangible assets are depreciated or amortized over their useful lives. Useful lives are based on our estimates of the period that the assets will generate revenue. Long-lived assets are evaluated for impairment whenever events or circumstances indicate an asset may be impaired. There were no impairments of property, plant and equipment, goodwill or definite-lived intangible assets in fiscal 2010, 2009 or 2008.

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

The estimated liability for environmental contingencies has been discounted using risk-free interest rates ranging from 3.5% to 4.2% over periods ranging from ten to thirty years. The estimated current costs, net of legal settlements with insurance carriers, have been adjusted for the estimated impact of inflation at 3% per year. Changes in enacted laws, regulatory orders or decrees, our estimates of costs, risk-free interest rates, insurance proceeds, participation by other parties, the timing of payments and the input of our attorneys and outside consultants based on changing legal or factual circumstances could have a material impact on the amounts recorded for our environmental and other contingent liabilities. Refer to Note 11, “Commitments and Contingencies”, of these Consolidated Financial Statements for additional discussion and analysis.

Asset Retirement Obligations

Under US GAAP, asset retirement obligations generally apply to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset. Current accounting guidance requires that we recognize asset retirement obligations in the period in which they are incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.

We have recognized as a liability the present value of the estimated future costs to decommission our nuclear laundry facilities in accordance with US GAAP. We depreciate, on a straight-line basis, the amount added to property, plant and equipment and recognize accretion expense in connection with the discounted liability over the various remaining lives which range from approximately one to thirty-four years.

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

Derivative Financial Instruments

US GAAP requires that all our derivative instruments be recorded as other assets or other liabilities at fair value. All subsequent changes in a derivative’s fair value are recognized in income, unless specific hedge accounting criteria are met. Cash flows associated with derivatives are classified in the same category as the cash flows hedged in our Consolidated Statements of Cash Flows.

Derivative instruments that qualify for hedge accounting are classified as a hedge of the variability of cash flows to be paid related to a recognized liability or a forecasted transaction. Changes in the fair value of a derivative that is highly effective and designated as a cash flow hedge are recognized in accumulated other comprehensive income (loss) until expense from the cash flows of the hedged items are recognized. We perform an assessment at the inception of the hedge and on a quarterly basis thereafter, to determine whether our derivatives are highly effective in offsetting changes in the value of the hedged items. Any changes in the fair value resulting from hedge ineffectiveness, is immediately recognized as income or expense.

Our hedging activities are transacted only with highly rated institutions, which reduces our exposure to credit risk in the event of nonperformance.

Supplemental Executive Retirement Plan and other Pension Plans

We recognize pension expense on an accrual basis over our employees’ estimated service periods. Pension expense is generally independent of funding decisions or requirements.

The calculation of pension expense and the corresponding liability requires us to use a number of critical assumptions, including the expected long-term rate of return on plan assets and the assumed discount rate. Changes in our assumptions can result in different expense and liability amounts, and future actual experience can differ from these assumptions. Pension expense increases as the expected rate of return on pension plan assets decreases. Future changes in plan asset returns, assumed discount rates and various other factors related to the participants in our pension plans will impact our future pension expense and liabilities. We cannot predict with certainty what these factors will be in the future.

Income Taxes

We compute income tax expense by jurisdiction based on our operations in each jurisdiction.  Deferred income taxes are provided for temporary differences between the amounts recognized for income tax and financial reporting purposes at currently enacted tax rates.

We are periodically reviewed by U.S. domestic and foreign tax authorities regarding the amount of taxes due. These reviews typically include inquiries regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. In evaluating our exposure associated with various filing positions, we have recorded estimated reserves.  Refer to Note 4, “Income Taxes”, of these Consolidated Financial Statements for further discussion regarding our accounting for income taxes and uncertain tax positions for financial accounting purposes.

Results of Operations

The following table presents, as a percent of total revenue, certain selected financial data for our three fiscal years ended August 28, 2010, August 29, 2009 and August 30, 2008.  Cost of revenues presented in the table below include merchandise costs related to the amortization of rental merchandise in service and direct sales as well as labor and other production, service and delivery costs associated with operating our industrial laundries, Specialty Garments facilities, First Aid locations and our distribution center. Selling and administrative costs include costs related to our sales and marketing functions as well as general and administrative costs associated with our corporate offices and operating locations including information systems, engineering, materials management, manufacturing planning, finance, budgeting, and human resources.

							% Change
(In thousands, except for percentages)	FY 2010	% of Revenues	FY 2009	% of Revenues	FY 2008	% of Revenues	FY 2010 vs. FY 2009	FY 2009 vs. FY 2008
Revenues	$1,025,939	100.0%	$1,013,416	100.0%	$1,023,175	100.0%	1.2%	-1.0%

Costs and expenses:
Cost of revenue (1)	620,727	60.5	609,629	60.2	643,886	62.9	1.8	-5.3
Selling and administrative expenses (1)	213,463	20.8	211,962	20.9	216,867	21.2	0.7	-2.3
Depreciation and amortization	61,477	6.0	57,789	5.7	53,784	5.3	6.4	7.4
	895,667	87.3	879,380	86.8	914,537	89.4	1.9	-3.8

Income from operations	130,272	12.7	134,036	13.2	108,638	10.6	-2.8	23.4
Other expense (income)	7,420	0.7	7,571	0.7	9,939	1.0	-2.0	-23.8

Income before income taxes	122,852	12.0	126,465	12.5	98,699	9.6	-2.9	28.1
Provision for income taxes	46,444	4.5	50,613	5.0	37,721	3.7	-8.2	34.2

Net income	$76,408	7.4%	$75,852	7.5%	$60,978	6.0%	0.7%	24.4%

(1) Exclusive of depreciation on our property, plant and equipment and amortization of our intangible assets.

Revenues and income (loss) from operations by reporting segment for the three fiscal years ended August 28, 2010, August 29, 2009, and August 30, 2008, are presented in the following table. Refer to Note 15, “Segment Reporting”, of these Consolidated Financial Statements for discussion of our reporting segments.

	Fiscal year ended August
(In thousands)	2010	2009	2008
Segment Information
Revenues
US and Canadian Rental and Cleaning	$899,791	$904,902	$911,044
MFG	99,256	86,139	91,834
Net intercompany MFG elimination	(99,256)	(86,139)	(91,834)
Corporate	8,074	7,759	8,942
Subtotal: Core Laundry Operations	907,865	912,661	919,986
Specialty Garments	88,001	72,340	71,637
First Aid	30,073	28,415	31,552
Total consolidated revenues	$1,025,939	$1,013,416	$1,023,175

Income (loss) from operations
US and Canadian Rental and Cleaning	$149,464	$158,198	$137,341
MFG	35,970	27,828	32,067
Net intercompany MFG elimination	(5,982)	(420)	(2,632)
Corporate	(65,106)	(60,213)	(63,229)
Subtotal: Core Laundry Operations	114,346	125,393	103,547
Specialty Garments	13,891	7,360	4,204
First Aid	2,035	1,283	887
Total income from operations	$130,272	$134,036	$108,638

The current worldwide economic weakness may negatively impact our revenues and operating performance into fiscal 2011 due to the impact on spending plans and employment levels of our customers and sales prospects.  Throughout fiscal 2010, U.S. unemployment rates remained high, which impacted our broad customer base.  Lost accounts continue to be significant as our customers are impacted by challenging economic and business conditions.

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

Cost of revenues include merchandise costs related to the amortization of rental merchandise in service and direct sales as well as labor and other production, service and delivery costs, and distribution costs associated with operating our core laundry operations, Specialty Garments facilities, and First Aid locations. Selling and administrative costs include costs related to our sales and marketing functions as well as general and administrative costs associated with our corporate offices and operating locations including information systems, engineering, materials management, manufacturing planning, finance, budgeting, and human resources.

Fiscal Year Ended August 28, 2010 Compared with Fiscal Year Ended August 29, 2009

Revenues

	August 28,	August 29,	Dollar	Percent
	2010	2009	Change	Change
	(In thousands, except percentages)

Core Laundry Operations	$907,865	$912,661	$(4,796)	-0.5%
Specialty Garments	88,001	72,340	15,661	21.6
First Aid	30,073	28,415	1,658	5.8
Total consolidated revenues	$1,025,939	$1,013,416	$12,523	1.2%

In fiscal 2010, our consolidated revenues increased by $12.5 million from the comparable period in 2009, or 1.2%.  The consolidated increase was primarily driven by a $15.7 million increase in the Specialty Garments segment, which was partially offset by a $4.8 million decline in our core laundry operations.  Specialty Garments revenues increased from $72.3 million in fiscal 2009 to $88.0 million in fiscal 2010, or 21.6%.  The increase in Specialty Garment’s revenues was primarily the result of higher than expected revenues from certain U.S. and Canadian reactor projects, as well as continued growth in our Canadian customers and our cleanroom operations.

Core laundry operations’ revenues decreased by 0.5% to $907.9 million in fiscal 2010 from $912.7 million in fiscal 2009.  This decrease was due to negative organic growth of 2.5%.  Organic growth is comprised of new sales, additions to our existing customer base and price increases offset by lost accounts and reductions to our existing customer base.  The negative organic growth rate in fiscal 2010 was primarily due to the high rate of wearer reductions that we experienced in our existing customer base throughout fiscal 2009.  Throughout fiscal 2010, the challenging worldwide economic conditions resulted in continuing domestic layoffs in the United States, which were reflected in the reduction of wearers throughout our broad customer base.  Our negative organic growth in core laundry operations was partially offset by acquisition-related growth of 1.1% and the effect of favorable fluctuations in the Canadian foreign exchange rate, which accounted for a 0.9% increase in revenue.

Cost of Revenues

Cost of revenues increased as a percentage of revenues from 60.2%, or $609.6 million, to 60.5%, or $620.7 million, for fiscal 2009 and fiscal 2010, respectively.  This increase was primarily the result of an increase in production costs as a percentage of revenues, as well as higher payroll-related costs, including healthcare costs, worker’s compensation, auto liability claims and unemployment insurance.  In addition, overall energy costs were higher as a percentage of revenues as a result of higher fuel costs associated with operating our fleet of delivery trucks.  Partially offsetting these higher costs were lower bad debt expense and lower overall costs as a percentage of revenues for our Specialty Garments segment.

Selling and administrative expense

Our selling and administrative expenses decreased as a percentage of revenues from 20.9%, or $212.0 million, to 20.8%, or $213.5 million, for fiscal 2009 and fiscal 2010, respectively.  This decrease was primarily due to charges we recorded to our environmental reserves in fiscal 2009 which totaled $6.2 million compared to $1.0 million we recorded in fiscal 2010.  The favorable comparison was partially offset by higher payroll and payroll related costs, including $2.0 million of stock compensation expense related to a grant of restricted stock to our Chief Executive Officer in fiscal 2010.  In addition, we incurred an increase in costs during fiscal 2010 associated with certain legal contingencies.

Depreciation and amortization

Depreciation and amortization expense increased $3.7 million, from $57.8 million in fiscal 2009 to $61.5 million in fiscal 2010.  The increase in depreciation and amortization expense was due to capital expenditure and acquisition activity.

Income from operations

For the year ended August 28, 2010, the changes in revenues in our core laundry operations, Specialty Garments and First Aid segments, as well as the changes in our costs discussed above, resulted in the following changes in our income from operations:

	August 28,	August 29,	Dollar	Percent
	2010	2009	Change	Change
	(In thousands, except percentages)

Core Laundry Operations	$114,346	$125,393	$(11,047)	-8.8%
Specialty Garments	13,891	7,360	6,531	88.7
First Aid	2,035	1,283	752	58.7
Total consolidated income from operations	$130,272	$134,036	$(3,764)	-2.8%
Percentage of total revenues	12.7%	13.2%

Other expense (income)

Other expense (income), which includes interest expense, interest income and foreign currency exchange loss, decreased by $0.2 million to $7.4 million in fiscal 2010 compared to $7.6 million in fiscal 2009. Net interest expense decreased from $7.3 million in fiscal 2009 to $6.7 million in fiscal 2010 due to lower debt outstanding during fiscal 2010.  Our average debt outstanding decreased to $181.7 million during fiscal 2010 from $208.8 million during fiscal 2009.  This was partially offset by an increase in foreign exchange losses from $0.3 million in fiscal 2009 to $0.7 million in fiscal 2010.

Provision for income taxes

Our effective tax rate was 37.8% for fiscal 2010 compared to 40.0% for fiscal 2009.  This change was primarily due to decreases in our reserves for income tax exposures as well as lower U.S. state income taxes compared to prior year.

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

Liquidity and Capital Resources

General

For the fiscal year ended August 28, 2010, we had a net increase in cash and cash equivalents of $61.1 million. As of August 28, 2010, we had cash and cash equivalents of $121.3 million and working capital of $167.1 million. We believe that current cash and cash equivalent balances, cash generated from operations and amounts available under our Credit Agreement (defined below) will be sufficient to meet our currently anticipated working capital and capital expenditure requirements for at least the next 12 months.

Sources and uses of cash

During the fiscal year ended August 28, 2010, we generated cash from operating activities of $134.0 million resulting primarily from net income of $76.4 million, net of non-cash amounts charged for depreciation, amortization and accretion of $63.1 million and stock based compensation of $3.7 million. We also generated cash as a result of increases in accounts payable and accruals of $14.0 million. These inflows were partially offset by increases in rental merchandise in-service of $11.5 million, accounts receivable of $6.3 million, inventories of $4.3 million and decreases in accrued and deferred income taxes of $1.0 million. We used cash to, among other things, invest $50.0 million in capital expenditures and fund the acquisition of businesses in the amount of approximately $20.9 million.

Long-term debt and borrowing capacity

We have a $225.0 million unsecured revolving credit agreement (“Credit Agreement”) with a syndicate of banks, which matures on September 13, 2011.  Under the Credit Agreement, we can borrow funds at variable interest rates based on the Eurodollar rate or the bank’s prime rate, as selected by us. Availability of credit requires our compliance with certain financial and other covenants, including a maximum funded debt ratio and minimum interest coverage as defined in the Credit Agreement.  We test our compliance with these financial covenants on a fiscal quarterly basis. At August 28, 2010, the interest rates applicable to any of the Company’s borrowings under the Credit Agreement would be calculated as LIBOR plus 50 basis points at the time of the respective borrowing.  As of August 28, 2010, under the Credit Agreement we had no outstanding borrowings and outstanding letters of credit of $35.9 million, which leaves $189.1 million available for borrowing as of that date.

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

As of August 28, 2010, we were in compliance with all the covenants under the Credit Agreement, the Note Agreement and the 2006 Note Agreement.

Our Credit Agreement expires and our Fixed Rate Notes mature in 2011.  We are currently in the process of evaluating refinancing alternatives.  We believe that we will be able to enter into a new revolving credit facility agreement on terms satisfactory to us and that the repayment or refinancing of the Fixed Rate Notes will not adversely affect our financial condition.  If we choose not to refinance, we would utilize our current cash reserves to satisfy this debt obligation.  We believe that utilizing our cash in this manner should not negatively impact our liquidity or operations.

In January 2008, we entered into an interest rate swap agreement to manage our exposure to interest rate movements and the related effect on our variable rate debt.  The swap agreement, with a notional amount of $100.0 million, matures on March 14, 2011. We pay a fixed rate of 3.51% and receive a variable rate tied to the three month LIBOR rate. We have accounted for this instrument as a cash flow hedge and, as a result, have recorded all changes in the fair value of the swap agreement in accumulated other comprehensive income, a component of shareholders’ equity.  For additional information on the interest rate swap, see Note 6, “Derivative Instruments and Hedging Activities”, of these Consolidated Financial Statements.

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

There is usually a range of reasonable estimates of the costs associated with each site. We generally use the amount within the range that constitutes our best estimate. When we believe that both the amount of a particular liability and the timing of the payments are reliably determinable, we adjust the cost in current dollars using a rate of 3% for inflation until the time of expected payment and discount the cost to present value using the current risk-free interest rates. As of August 28, 2010 the risk-free interest rates utilized by the Company ranged from 3.5% to 4.2%.

For environmental liabilities that have been discounted, we include interest accretion, based on the effective interest method, in cost of revenues on the Consolidated Statements of Income. The changes to the amounts of our environmental liabilities for the years ended August 28, 2010 and August 29, 2009 are as follows (in thousands):

Year ended	August 28, 2010	August 29, 2009
Beginning balance	$19,384	$15,097
Costs incurred for which reserves have been provided	(2,392)	(2,755)
Insurance proceeds received	216	168
Interest accretion	794	668
Changes in discount rates	865	153
Revisions in estimates	119	6,053

Ending balance	$18,986	$19,384

In fiscal 2010 and 2009, we made revisions in estimates related to our environmental reserves totaling $0.1 million and $6.1 million, respectively.  The increase in fiscal 2009 was primarily due to ongoing investigation and remediation efforts at two of our environmental exposure sites.

Anticipated payments and insurance proceeds of currently identified environmental remediation liabilities as of August 28, 2010 for the next five fiscal years and thereafter as measured in current dollars are reflected below.

(In thousands)	2011	2012	2013	2014	2015	Thereafter	Total
Estimated costs – current dollars	$4,046	$3,061	$1,806	$934	$804	$13,002	$23,653

Estimated insurance proceeds	(158)	(180)	(150)	(180)	(150)	(2,047)	(2,865)

Net anticipated costs	$3,888	$2,881	$1,656	$754	$654	$10,955	$20,788

Effect of inflation							7,303
Effect of discounting							(9,105)

Balance as of August 28, 2010							$18,986

Estimated insurance proceeds are primarily received from an annuity received as part of our legal settlement with an insurance company. Annual proceeds of approximately $0.3 million are deposited into an escrow account which funds remediation and monitoring costs for three sites related to our former operations in Williamstown, Vermont. Annual proceeds received but not expended in the current year accumulate in this account and may be used in future years for costs related to this site through the year 2027. As of August 28, 2010, the balance in this escrow account, which is held in a trust and is not recorded in our Consolidated Balance Sheet, was approximately $3.0 million. Also included in estimated insurance proceeds are amounts we are entitled to receive pursuant to legal settlements as reimbursements from three insurance companies for estimated costs at the site in Uvalde, Texas.

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

Contractual Obligations and Other Commercial Commitments

The following information is presented as of August 28, 2010 (in thousands).

Payments Due by Fiscal Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Private placement	$175,000	$75,000	$—	$100,000	$—
Other debt	6,464	6,160	142	—	162

Total debt	181,464	81,160	142	100,000	162
Operating leases	11,452	4,326	4,941	1,452	733

Total contractual cash obligations	$192,916	$85,486	$5,083	$101,452	$895

We have uncertain tax positions that are reserved totaling $3.6 million as of August 28, 2010 that are excluded from the above table as we cannot make a reasonably reliable estimate of the period of cash settlement with the respective taxing authority.

As discussed above under “Long-Term Debt and Borrowing Capacity”, as of August 28, 2010, we had borrowing capacity of $225.0 million under our Credit Agreement, of which approximately $189.1 million was available for borrowing. Also, as of such date, we had no outstanding borrowings included in bank debt in the above schedule and letters of credit of $35.9 million.  All letters of credit expire in less than one year.

Off Balance Sheet Arrangements

At August 28, 2010 and August 29, 2009, we did not have any off balance sheet arrangements.

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

Energy Costs

Energy costs associated with operating our fleet of delivery trucks increased during fiscal year 2010.  Significant increases in energy costs, specifically with respect to natural gas and gasoline, can materially affect our results of operations and financial condition. During fiscal 2010, our energy costs, which include fuel, natural gas, and electricity, represented approximately 5% of our total revenue.

Recent Accounting Pronouncements

In June 2008, the FASB issued revised guidance which clarifies whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in computing earnings per share ("EPS"). We adopted the revised guidance on August 30, 2009.  See Note 1, “Summary of Significant Accounting Policies”, of these Consolidated Financial Statements for more discussion on this revised guidance and our EPS calculations.

In June 2009, the FASB approved its Accounting Standards Codification (the “Codification”), as the single source of authoritative United States accounting and reporting standards applicable for all non-governmental entities, with the exception of the SEC and its staff. The Codification, which changes the referencing of financial standards, is effective for interim or annual financial periods ending after September 15, 2009. Therefore, starting in our first quarter of fiscal 2010, any references made to US GAAP use the new Codification numbering system prescribed by the FASB. The Codification was not intended to change or alter existing US GAAP, and as a result, it did not have any impact on Consolidated Financial Statements.

In January 2010, the FASB issued revised guidance which requires additional disclosures about items transferring into and out of Levels 1 and 2 measurements in the fair value hierarchy, requires additional separate disclosures about purchases, sales, issuances, and settlements relative to Level 3 measurements, and clarifies, among other things, the existing fair value disclosures about the level of disaggregation. This pronouncement was effective for interim and annual financial periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements relative to Level 3 measurements, which are effective for interim and annual financial periods beginning after December 15, 2010.  We partially adopted this revised guidance on February 28, 2010, as required, and the adoption did not have a material impact on our Consolidated Financial Statements.  We also do not expect the adoption of the delayed portion of the revised guidance to have a material impact on our Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

We have determined that all of our foreign subsidiaries operate primarily in local currencies that represent the functional currencies of such subsidiaries. All assets and liabilities of our foreign subsidiaries are translated into U.S. dollars using the exchange rate prevailing at the balance sheet date. The effect of exchange rate fluctuations on the translation of assets and liabilities are recorded as a component of shareholders’ equity. Revenues and expenses are translated at the average exchange rates in effect during each month of the fiscal year. As such, our financial condition and operating results are affected by fluctuations in the value of the U.S. dollar as compared to currencies in foreign countries.  Revenues denominated in currencies other than the U.S. dollar represented approximately 9%, 8%, and 9% of our total consolidated revenues for the fiscal years ended August 28, 2010, August 29, 2009 and August 30, 2008, respectively.  Total assets denominated in currencies other than the U.S. dollar represented approximately 10% of our total consolidated assets at August 28, 2010, August 29, 2009 and August 30, 2008. If exchange rates had changed by 10% from the actual rates in effect during the year ended August 28, 2010, our revenues and assets for the year ended and as of August 28, 2010 would have increased or decreased by approximately $9.3 million and $11.2 million, respectively.

We do not operate a hedging program to mitigate the effect of a significant change in the value of our foreign subsidiaries functional currencies, which include the Canadian Dollar, Euro, British Pound, and Mexican Peso, as compared to the U.S. dollar. Any gains or   losses resulting from foreign currency transactions, including exchange rate fluctuations on intercompany accounts are reported as transaction (gains) losses in our other expense (income). The intercompany payables and receivables are denominated in Canadian Dollars, Euros, British Pounds and Mexican Pesos. During the year ended August 28, 2010, transaction losses included in other expense (income) were $0.7 million. If the exchange rates had changed by 10% during the year ended August 28, 2010, we would have recognized exchange gains or losses of approximately $0.8 million.

Interest Rate Sensitivity

We are exposed to market risk from changes in interest rates which may adversely affect our financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, we manage these exposures through our regular operating and financing activities. We are exposed to interest rate risk primarily through our borrowings under our $225.0 million Credit Agreement with a syndicate of banks and our 2006 Floating Rate Notes which were purchased by a group of insurance companies pursuant to the 2006 Note Agreement. Under both agreements, we borrow funds at variable interest rates based on the Eurodollar rate or LIBOR rates. If the LIBOR and Eurodollar rates fluctuated by 10% from the actual rates in effect during the year ended August 28, 2010, our interest expense would have fluctuated by approximately $0.1 million from the interest expense recognized for the year ended August 28, 2010.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Statements of Income
UniFirst Corporation and Subsidiaries

Year ended (In thousands, except per share data)	August 28, 2010	August 29, 2009	August 30, 2008
Revenues	$1,025,939	$1,013,416	$1,023,175

Operating expenses:
Cost of revenues (1)	620,727	609,629	643,886
Selling and administrative expenses (1)	213,463	211,962	216,867
Depreciation and amortization	61,477	57,789	53,784
Total operating expenses	895,667	879,380	914,537

Income from operations	130,272	134,036	108,638

Other expense (income):
Interest expense	8,778	9,313	11,999
Interest income	(2,104)	(1,992)	(2,224)
Foreign exchange loss	746	250	164
Total other expense (income)	7,420	7,571	9,939

Income before income taxes	122,852	126,465	98,699
Provision for income taxes	46,444	50,613	37,721

Net income	$76,408	$75,852	$60,978

Income per share – Basic:
Common Stock	$4.11	$4.14	$3.33
Class B Common Stock	$3.29	$3.31	$2.66

Income per share – Diluted:
Common Stock	$3.90	$3.92	$3.15

Income allocated to – Basic:
Common Stock	$59,921	$59,526	$47,827
Class B Common Stock	$15,875	$16,326	$13,151

Income allocated to – Diluted:
Common Stock	$75,827	$75,852	$60,978

Weighted average number of shares outstanding – Basic:
Common Stock	14,570	14,394	14,363
Class B Common Stock	4,823	4,935	4,937

Weighted average number of shares outstanding – Diluted:
Common Stock	19,458	19,373	19,353

Dividends per share:
Common Stock	$0.15	$0.15	$0.15
Class B Common Stock	$0.12	$0.12	$0.12

(1) Exclusive of depreciation on the Company’s property, plant and equipment and amortization of its intangible assets.

The accompanying notes are an integral part of these
Consolidated Financial Statements.

Consolidated Balance Sheets
UniFirst Corporation and Subsidiaries

(In thousands, except share data)	August 28, 2010	August 29, 2009
Assets
Cash and cash equivalents	$121,258	$60,151
Receivables, less reserves of $4,102 and $5,567 respectively	105,247	97,784
Inventories	47,630	43,586
Rental merchandise in service	86,633	73,063
Prepaid and deferred income taxes	14,252	18,215
Prepaid expenses	3,004	2,889

Total current assets	378,024	295,688

Property, plant and equipment:
Land, buildings and leasehold improvements	334,037	325,034
Machinery and equipment	370,088	352,511
Motor vehicles	121,135	113,048

Total property, plant and equipment	825,260	790,593
Less -- accumulated depreciation	444,061	407,823

Total property, plant and equipment, net	381,199	382,770

Goodwill	271,857	261,171
Customer contracts, net	56,528	56,616
Other intangible assets, net	2,509	3,438
Other assets	2,178	2,416
Total assets	$1,092,295	$1,002,099

Liabilities and shareholders' equity
Current liabilities:
Current maturities of long-term debt	$81,160	$6,447
Accounts payable	45,931	41,180
Accrued liabilities	83,804	76,885
Accrued income taxes	—	2,437

Total current liabilities	210,895	126,949

Long-term liabilities:
Long-term debt, net of current maturities	100,304	175,568
Accrued liabilities	30,290	27,118
Accrued and deferred income taxes	42,756	45,429

Total long-term liabilities	173,350	248,115

Commitments and Contingencies (Note 11)
Shareholders' equity:
Preferred Stock, $1.00 par value; 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $0.10 par value; 30,000,000 shares authorized; 14,913,379 and 14,435,254 issued and outstanding in 2010 and 2009, respectively	1,491	1,443
Class B Common Stock, $0.10 par value; 20,000,000 shares authorized; 4,913,369 and 4,933,369 issued and outstanding in 2010 and 2009, respectively	491	493
Capital surplus	25,329	20,137
Retained earnings	678,876	605,262
Accumulated other comprehensive income (loss)	1,863	(300)

Total shareholders' equity	708,050	627,035

Total liabilities and shareholders’ equity	$1,092,295	$1,002,099

The accompanying notes are an integral part of these
Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Equity
UniFirst Corporation and Subsidiaries

(In thousands)	Common Shares	Class B Common Shares	Common Stock	Class B Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity

Balance, August 25, 2007	14,352	4,938	$1,435	$494	$16,332	$473,934	$5,132	$497,327
Net income	—	—	—	—	—	60,978	—	60,978
Pension benefit liabilities, net (1)	—	—	—	—	—	—	(458)	(458)
Foreign currency translation	—	—	—	—	—	—	(52)	(52)
Change in interest rate swap, net (1)	—	—	—	—	—	—	(188)	(188)
Comprehensive income								60,280
Dividends declared	—	—	—	—	—	(2,748)	—	(2,748)
Shares converted	3	(3)	—	—	—	—	—	—
Share-based compensation	6	—	—	—	1,118	—	—	1,118
Stock options exercised, net (1)	28	—	3	—	790	—	—	793

Balance, August 30, 2008	14,389	4,935	$1,438	$494	$18,240	$532,164	$4,434	$556,770
Net income	—	—	—	—	—	75,852	—	75,852
Pension benefit liabilities, net (1)	—	—	—	—	—	—	(117)	(117)
Foreign currency translation	—	—	—	—	—	—	(2,604)	(2,604)
Change in interest rate swap, net (1)	—	—	—	—	—	—	(2,013)	(2,013)
Comprehensive income								71,118
Dividends declared	—	—	—	—	—	(2,754)	—	(2,754)
Shares converted	2	(2)	1	(1)	—	—	—	—
Share-based compensation	12	—	1	—	1,024	—	—	1,025
Stock options exercised, net (1)	32	—	3	—	873	—	—	876

Balance, August 29, 2009	14,435	4,933	$1,443	$493	$20,137	$605,262	$(300)	$627,035
Net income	—	—	—	—	—	76,408	—	76,408
Pension benefit liabilities, net (1)	—	—	—	—	—	—	(847)	(847)
Foreign currency translation	—	—	—	—	—	—	1,801	1,801
Change in interest rate swap, net (1)	—	—	—	—	—	—	1,209	1,209
Comprehensive income								78,571
Dividends declared	—	—	—	—	—	(2,794)	—	(2,794)
Shares converted	20	(20)	2	(2)	—	—	—	—
Share-based compensation	412	—	41	—	3,621	—	—	3,662
Stock options exercised, net (1)	46	—	5	—	1,571	—	—	1,576
Balance, August 28, 2010	14,913	4,913	$1,491	$491	$25,329	$678,876	$1,863	$708,050

(1) These amounts are shown net of the effect of income taxes.

The accompanying notes are an integral part of these
Consolidated Financial Statements.

Consolidated Statements of Cash Flows
UniFirst Corporation and Subsidiaries

Year ended (In thousands)	August 28, 2010	August 29, 2009	August 30, 2008
Cash flows from operating activities:
Net income	$76,408	$75,852	$60,978
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	52,107	48,855	45,432
Amortization of intangible assets	9,370	8,934	8,352
Amortization of deferred financing costs	267	267	267
Share-based compensation	3,662	1,025	1,118
Accretion on environmental contingencies	794	668	783
Accretion on asset retirement obligations	568	517	486
Deferred income taxes	705	1,328	1,206
Changes in assets and liabilities, net of acquisitions:
Receivables	(6,308)	4,079	(8,542)
Inventories	(4,331)	2,452	(1,816)
Rental merchandise in service	(11,451)	19,334	(2,011)
Prepaid expenses	(99)	(1,174)	9
Accounts payable	4,748	(13,365)	9,606
Accrued liabilities	9,257	7,556	2,992
Prepaid and accrued income taxes	(1,724)	2,867	605
Net cash provided by operating activities	133,973	159,195	119,465

Cash flows from investing activities:
Acquisition of businesses	(20,908)	(4,730)	(60,952)
Capital expenditures	(50,015)	(65,323)	(73,795)
Other	(1,794)	304	1,116
Net cash used in investing activities	(72,717)	(69,749)	(133,631)

Cash flows from financing activities:
Proceeds from long-term debt	8,850	140,628	175,455
Payments on long-term debt	(9,113)	(193,761)	(145,620)
Proceeds from exercise of Common Stock options	1,177	689	518
Payment of cash dividends	(2,777)	(2,754)	(2,748)
Net cash (used in) provided by financing activities	(1,863)	(55,198)	27,605

Effect of exchange rate changes	1,714	248	(482)

Net increase in cash and cash equivalents	61,107	34,496	12,957
Cash and cash equivalents at beginning of period	60,151	25,655	12,698

Cash and cash equivalents at end of period	$121,258	$60,151	$25,655

Supplemental disclosure of cash flow information:
Interest paid	$8,503	$9,110	$12,071
Income taxes paid, net of refunds received	$48,764	$45,954	$36,771

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

As discussed and described in Note 15, “Segment Reporting”, to these Consolidated Financial Statements, the Company has five reporting segments: US and Canadian Rental and Cleaning, Manufacturing (“MFG”), Specialty Garments Rental and Cleaning (“Specialty Garments”), First Aid and Corporate. The operations of the US and Canadian Rental and Cleaning reporting segment are referred to by the Company as its “industrial laundry operations” and the locations related to this reporting segment are referred to as “industrial laundries”.  The Company refers to its US and Canadian Rental and Cleaning, MFG, and Corporate segments combined as its “core laundry operations”.

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. Intercompany balances and transactions are eliminated in consolidation.

Use of Estimates

The preparation of financial statements is in conformity with US GAAP which requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. These estimates are based on historical information, current trends, and information available from other sources.  Actual results could differ from these estimates.

Fiscal Year

The Company’s fiscal year ends on the last Saturday in August. For financial reporting purposes, fiscal 2010 consisted of 52 weeks, fiscal 2009 consisted of 52 weeks and fiscal 2008 consisted of 53 weeks.  The additional week was included in the second quarter of fiscal 2008.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and bank short-term investments with maturities of less than ninety days.

Financial Instruments

The Company’s financial instruments, which may expose the Company to concentrations of credit risk, include cash and cash equivalents, receivables, accounts payable, notes payable and long-term debt. Each of these financial instruments is recorded at cost, which approximates its fair value.

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

Long-lived assets, including property, plant and equipment, are evaluated for impairment whenever events or circumstances indicate an asset may be impaired. There have been no material impairments of long-lived assets in fiscal 2010, 2009 or 2008.

Goodwill and Other Intangible Assets

In accordance with accounting guidance generally accepted in the United States (“US GAAP”), goodwill is not amortized.  Instead, current accounting guidance requires that companies test goodwill for impairment on an annual basis.  Management completes its annual impairment test in the fourth quarter of each fiscal year.  In addition, US GAAP requires that companies test goodwill if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit to which goodwill is assigned below its carrying amount.  The Company’s evaluation considers changes in the operating environment, competitive information, market trends, operating performance and cash flow modeling.

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

Definite-lived intangible assets are amortized over their useful lives, which are based on management’s estimates of the period that the assets will generate revenue. Definite-lived intangible assets are evaluated for impairment.  There were no impairments of goodwill or definite-lived intangible assets in fiscal 2010, 2009, or 2008.

As of August 28, 2010, definite-lived intangible assets have a weighted average useful life of approximately 14.3 years.  Customer contracts have a weighted average useful life of approximately 14.6 years and other intangible assets, net, which consist of primarily, restrictive covenants, deferred financing costs and trademarks, have a weighted average useful lives of approximately 6.1 years.

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

The estimated liability for environmental contingencies has been discounted using risk-free interest rates ranging from 3.5% to 4.2% over periods ranging from ten to thirty years. The estimated current costs, net of legal settlements with insurance carriers, have been adjusted for the estimated impact of inflation at 3% per year. Changes in enacted laws, regulatory orders or decrees, management’s estimates of costs, risk-free interest rates, insurance proceeds, participation by other parties, the timing of payments and the input of outside consultants and attorneys based on changing legal or factual circumstances could have a material impact on the amounts recorded for environmental and other contingent liabilities. Refer to Note 11, “Commitments and Contingencies”, of these Consolidated Financial Statements for additional discussion and analysis.

Asset Retirement Obligations

Under US GAAP, asset retirement obligations generally apply to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset. The Company recognizes asset retirement obligations in the period in which they are incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.

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

Derivative Financial Instruments

US GAAP requires that all derivative instruments be recorded as other assets or other liabilities at fair value. All subsequent changes in a derivative’s fair value are recognized in income, unless specific hedge accounting criteria are met. Cash flows associated with derivatives are classified in the same category as the cash flows hedged in the Consolidated Statements of Cash Flows.

Derivative instruments that qualify for hedge accounting are classified as a hedge of the variability of cash flows to be paid related to a recognized liability or a forecasted transaction. Changes in the fair value of a derivative that is highly effective and designated as a cash flow hedge are recognized in accumulated other comprehensive income (loss) in the Consolidated Balance Sheets until expenses from the cash flows of the hedged items are recognized. The Company performs an assessment at the inception of the hedge and on a quarterly basis thereafter, to determine whether its derivatives are highly effective in offsetting changes in the value of the hedged items. Any change in the fair value resulting from hedge ineffectiveness is immediately recognized as income or expense in the Consolidated Statements of Income.

The Company’s hedging activities are transacted only with highly rated institutions, which reduce the exposure to credit risk in the event of nonperformance.  Refer to Note 6, “Derivative Instruments and Hedging Activities”, of these Consolidated Financial Statements for additional discussion and analysis.

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

Supplemental Executive Retirement Plan and other Pension Plans

Pension expense is recognized on an accrual basis over employees’ estimated service periods. Pension expense is generally independent of funding decisions or requirements.

The Company (1) recognizes in its statement of financial position the over-funded or under-funded status of its defined benefit postretirement plan measured as the difference between the fair value of plan assets and the benefit obligation, (2) recognizes as a component of other comprehensive income, net of tax, the actuarial gains and losses and the prior service costs and credits that arise during the period but are not recognized as components of net periodic benefit cost, (3) measures defined benefit plan assets and defined benefit plan obligations as of the date of its statement of financial position, and (4) discloses additional information in the notes to financial statements about certain effects on net periodic benefit cost in the upcoming fiscal year that arise from delayed recognition of the actuarial gains and losses and the prior service costs and credits.  Refer to Note 7, “Employee Benefit Plans”, of these Consolidated Financial Statements for further discussion regarding the Company’s pension plans.

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

The Company is periodically reviewed by U.S. domestic and foreign tax authorities regarding the amount of taxes due. These reviews typically include inquiries regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. In evaluating the exposure associated with various filing positions, the Company records estimated reserves.  Refer to Note 4, “Income Taxes”, of these Consolidated Financial Statements for further discussion regarding the Company’s accounting for income taxes and its uncertain tax positions for financial accounting purposes.

Advertising Costs

Advertising costs are expensed as incurred and are classified as selling and administrative expenses. The Company incurred advertising costs of $1.5 million, $1.6 million and $1.7 million for the fiscal years ended August 28, 2010, August 29, 2009 and August 30, 2008, respectively.

Net Income Per Share

As described in Note 1, “Recent Accounting Pronouncements”, to the Consolidated Financial Statements, the Company adopted revised guidance on August 30, 2009 which clarifies whether instruments granted in share-based payment transactions are participating securities prior to vesting, and requires the Company to allocate income to its unvested participating securities as part of its EPS calculations.

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

The following table sets forth the computation of basic earnings per share using the two-class method for amounts attributable to the Company’s shares of Common Stock and Class B Common Stock (in thousands, except per share data):

	August 28,	August 29,	August 30,
Year ended	2010	2009	2008
Net income available to shareholders	$76,408	$75,852	$60,978

Allocation of net income for Basic:
Common Stock	$59,921	$59,526	$47,827
Class B Common Stock	15,875	16,326	13,151
Unvested participating shares	612	—	—
	$76,408	$75,852	$60,978

Weighted average number of shares for Basic:
Common Stock	14,570	14,394	14,363
Class B Common Stock	4,823	4,935	4,937
Unvested participating shares	171	—	—
	19,564	19,329	19,300

Earnings per share for Basic:
Common Stock	$4.11	$4.14	$3.33
Class B Common Stock	$3.29	$3.31	$2.66

For diluted EPS, the revised guidance requires the Company to calculate diluted EPS for Common Stock using the more dilutive of the following two methods:

•	The treasury stock method; or

•	The two-class method assuming a participating security is not exercised or converted.

For the year ended August 28, 2010, the Company’s diluted EPS was calculated using the two-class method as follows (in thousands, except per share data):

	Earnings
	to Common	Common
	shareholders	Shares	EPS
As reported - Basic	$59,921	14,570	$4.11

Add: effect of dilutive potential common shares
Common Stock options	—	65
Class B Common Stock	15,875	4,823

Add: Undistributed earnings allocated to unvested participating shares	598	—

Less: Undistributed earnings reallocated to unvested participating shares	(567)	—

Diluted EPS – Common Stock	$75,827	19,458	$3.90

Stock options to purchase 118,800 shares of Common Stock were excluded from the calculation of diluted earnings per share for the year ended August 28, 2010 because they were anti-dilutive.

For the years ended August 29, 2009, and August 30, 2008, the Company’s diluted EPS was calculated using the treasury stock method as follows (in thousands, except per share data):

	Year ended August 29, 2009			Year ended August 30, 2008
	Earnings			Earnings
	to Common	Common		to Common	Common
	shareholders	Shares	EPS	shareholders	Shares	EPS
As reported - Basic	$59,526	14,394	$4.14	$47,827	14,363	$3.33

Add: effect of dilutive potential common shares
Common Stock options	—	44		—	53
Class B Common Stock	16,326	4,935		13,151	4,937

Diluted EPS – Common Stock	$75,852	19,373	$3.92	$60,978	19,353	$3.15

Stock options to purchase 213,100 shares and 144,000 shares of Common Stock were excluded from the calculation of diluted earnings per share for the years ended August 29, 2009 and August 28, 2008, respectively, because they were anti-dilutive.

The diluted earnings per share calculations assume the conversion of all of the Company’s Class B Common Stock into Common Stock; therefore, no allocation of earnings to Class B Common Stock is required.

Share-Based Compensation

The Company adopted a stock incentive plan (the “Plan”) in November 1996 and has reserved 1,500,000 shares of Common Stock for issuance under the Plan. All options issued to management under the Plan are recommended to the Board of Directors by the Compensation Committee and approved by the Board of Directors.  All awards issued to the Company’s non-employee members of the Board of Directors under the Plan are recommended to the Board of Directors by the Compensation Committee and approved by the Board of Directors.  Stock options granted to non-employee directors are granted on the third business day following the annual shareholders' meeting.  All options are exercisable at a price equal to the fair market value of the Company’s Common Stock on the date of grant.

Options granted prior to fiscal 2003 were subject to a proportional four-year vesting schedule and expire eight years from the grant date. Beginning in fiscal 2003, option grants are subject to a five-year cliff-vesting schedule under which options become fully vested or exercisable after five years from the date of grant and expire ten years after the grant date. Options granted to the Company’s non-employee Board of Directors (the “Directors”) are fully vested as of the date of grant. Prior to fiscal 2008, non-employee director grants expired ten years from the grant date. Beginning in fiscal 2008, non-employee director grants expire eight years after the grant date.

US GAAP requires that share-based compensation cost be measured at the grant date based on the value of the award and be recognized as expense over the requisite service period, which is generally the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating expected dividends, share price volatility and the amount of share-based awards that are expected to be forfeited. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model.

Compensation expense for all option grants is recognized ratably over the related vesting period.  Certain options were granted during fiscal 2010, 2009 and 2008 to non-employee Directors of the Company, which were fully vested upon grant and expire eight years after the grant date.  Accordingly, compensation expense related to these option grants in fiscal 2010, 2009 and 2008 were recognized on the date of grant.

In both fiscal 2010 and 2009, a total of 12,000 shares of restricted stock were granted to the Company’s non-employee Directors subject to vesting in full one year from the date of grant.

On April 5, 2010, the Company entered into a Restricted Stock Award Agreement (the “Performance Criteria Restricted Stock Award Agreement”) with its Chief Executive Officer (“CEO”) pursuant to which the Company granted 350,000 shares (the “Performance Restricted Shares”) of restricted common stock to the CEO.  The Performance Restricted Shares will be earned if the Company achieves certain consolidated revenues and adjusted operating margins as set forth in the Performance Criteria Restricted Stock Award Agreement during certain performance periods set forth in such agreement (collectively, the “Performance Criteria”).  The Performance Restricted Shares earned upon achievement of the Performance Criteria will vest in four equal amounts on the third, fourth, fifth and sixth anniversaries of the grant date provided that the CEO continues to be employed by the Company on each such date.  As the Company believes that it is probable that the Performance Criteria will be met, compensation expense began being recognized as of the grant date of these shares.  As required by accounting rules, the Company will recognize compensation expense for each vesting tranche of the Performance Restricted Shares ratably from the service inception date to the vesting date for each tranche.

Also on April 5, 2010, the Company entered into a Restricted Stock Award Agreement (the “Restricted Stock Award Agreement”) with the CEO pursuant to which the Company granted 50,000 shares (the “Restricted Shares”) of restricted common stock to the CEO. The Restricted Shares will vest in equal amounts on each of the first six anniversaries of the grant date provided that the CEO continues to be employed by the Company on each such date.  Compensation expense related to the Restricted Shares will be recognized ratably over the vesting period.

The fair value for each restricted stock grant is determined by using the closing price of our stock on the date of the grant.  For the Performance Criteria Restricted Stock Award Agreement and the Restricted Stock Award Agreement, the fair value of the restricted shares was the closing price on April 5, 2010, which was $51.39.

Share-based compensation, which includes stock option grants and restricted stock grants, has been recorded in the Consolidated Statements of Income in selling and administrative expenses.

Refer to Note 12, “Share-based Compensation”, of these Consolidated Financial Statements for further discussion regarding the Company’s share-based compensation plans.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used:

Fiscal year ended August	2010	2009	2008
Risk-free interest rate	2.97%	2.82%	4.06%
Expected dividend yield	0.62%	0.76%	0.70%
Expected life in years	7.39	7.34	7.50
Expected volatility	39.3%	38.6%	38.5%

The weighted average fair values of options granted during fiscal years 2010, 2009 and 2008 were $18.86, $11.43 and $16.99, respectively.

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

Recent Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board (the "FASB") issued revised guidance which clarifies whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”). The Company adopted the revised guidance on August 30, 2009.  See “Net Income Per Share”, under this Note 1 for more discussion on this revised guidance and the Company’s EPS calculations.

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

In January 2010, the FASB issued revised guidance which requires additional disclosures about items transferring into and out of Levels 1 and 2 measurements in the fair value hierarchy.  The revised guidance also requires additional separate disclosures about purchases, sales, issuances, and settlements relative to Level 3 measurements, and clarifies, among other things, the existing fair value disclosures about the level of disaggregation. This pronouncement was effective for interim and annual financial periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements relative to Level 3 measurements, which are effective for interim and annual financial periods beginning after December 15, 2010.  The Company partially adopted this revised guidance on February 28, 2010, as required, and the adoption did not have a material impact on the Company’s Consolidated Financial Statements.  The Company also does not expect the adoption of the delayed portion of the revised guidance to have a material impact on its Consolidated Financial Statements.

2. Acquisitions

During the fiscal year ended August 28, 2010, the Company completed 9 acquisitions with an aggregate purchase price of approximately $20.9 million.  The results of operations of these acquisitions have been included in the Company’s consolidated financial results since their respective acquisition dates. None of these acquisitions was significant in relation to the Company’s consolidated financial results and, therefore, pro forma financial information has not been presented.

Aggregate information relating to the acquisition of businesses which were accounted for as purchases is as follows (in thousands, except number of businesses acquired):

Year ended	August 28, 2010	August 29, 2009	August 30, 2008
Number of businesses acquired	9	12	14
Tangible assets acquired	$3,795	$467	$12,679
Intangible assets and goodwill acquired	17,113	4,263	48,588
Liabilities assumed	—	—	(315)

Acquisition of businesses	$20,908	$4,730	$60,952

Tangible assets acquired primarily relate to accounts receivable, inventory and property, plant and equipment. Liabilities assumed primarily relate to accounts payable and accrued liabilities.

The following details the changes in intangible assets and goodwill, which includes changes related to additional payments associated with prior year acquisitions as well as changes to purchase allocations that had not been finalized as of the end of the prior fiscal year, for the years ended August 28, 2010 and August 29, 2009 as well as the respective periods over which the assets will be amortized on a straight-line basis (in thousands):

Year ended	August 28, 2010	August 29, 2009	Life in Years
Goodwill	$10,584	$2,475	N/A
Customer contracts	6,008	1,624	10-15
Other intangible assets	521	164	3-8

Total intangible assets and goodwill acquired	$17,113	$4,263

The amount assigned to intangible assets acquired was based on their respective fair values determined as of the acquisition date.  The excess of the purchase price over the tangible and intangible assets was recorded as goodwill.  In 2010, all of the goodwill was allocated to the US and Canadian Rental and Cleaning segment.  In 2009, of the $2.5 million in goodwill that was recorded, $1.9 million was allocated to the US and Canadian Rental and Cleaning segment and the remaining $0.6 million was allocated to First Aid.  Goodwill is not being amortized and is tested for impairment as required, at least annually.

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

All financial assets or liabilities that are measured at fair value on a recurring basis (at least annually) have been segregated into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date.  The assets or liabilities measured at fair value on a recurring basis are summarized in the table below (in thousands):

	As of August 28, 2010
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents	$28,668	$—	$—	$28,668
Total	$28,668	$—	$—	$28,668

Liabilities:
Interest rate swap	$—	$1,627	$—	$1,627
Total	$—	$1,627	$—	$1,627

4. Income Taxes

The provision for income taxes consists of the following (in thousands):

Year ended	August 28, 2010	August 29, 2009	August 30, 2008
Current:
Federal	$34,373	$37,843	$26,915
Foreign	4,336	3,835	4,708
State	6,871	7,886	4,895
Total current	45,580	49,564	36,518

Deferred:
Federal	154	1,769	1,148
Foreign	366	(563)	(133)
State	344	(157)	188
Total deferred	864	1,049	1,203

Total	$46,444	$50,613	$37,721

The following table reconciles the provision for income taxes using the statutory federal income tax rate to the actual provision for income taxes (in thousands):

	August 28, 2010	August 29, 2009	August 30, 2008
Income taxes at the statutory federal income tax rate	$42,998	$44,263	$34,545
State income taxes	4,690	5,024	3,303
Adjustments to tax reserves	(854)	1,288	(598)
Permanent and other	(390)	38	471
Total	$46,444	$50,613	$37,721

The tax effect of items giving rise to the Company’s deferred tax (assets) liabilities is as follows (in thousands):

Year ended	August 28, 2010	August 29, 2009	August 30, 2008
Rental merchandise in service	$11,511	$8,364	$13,498
Tax in excess of book depreciation	33,014	35,140	27,393
Purchased intangible assets	22,167	20,198	18,467
Accruals and other	(38,924)	(36,488)	(31,844)
Net deferred tax liabilities	$27,768	$27,214	$27,514

The Company has evaluated its deferred tax assets and believes that they will be fully recovered. As a result, the Company has not established a valuation allowance.

As of August 28, 2010 and August 29, 2009, there was $3.0 million and $3.9 million, respectively, in total unrecognized tax benefits, which if recognized, would favorably impact the Company’s effective tax rate.  The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense which is consistent with the recognition of these items in prior reporting periods.  As of August 28, 2010 and August 29, 2009, the Company had accrued a total of $1.5 million and $1.7 million in interest and penalties, respectively, in its long-term accrued liabilities.  For the year ended August 28, 2010, the Company recognized a benefit in its Consolidated Statement of Income related to interest and penalties totaling $0.3 million.  For the years ended August 29, 2009 and August 30, 2008, the Company recognized expense in its Consolidated Statements of Income related to interest and penalties totaling  $0.6 million and $0.1 million, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at August 30, 2008	$3,042
Additions based on tax positions related to the current year	475
Additions for tax positions of prior years	3,864
Reductions for tax positions of prior years	(738)
Statute expirations	(1,665)

Balance at August 29, 2009	$4,978
Additions based on tax positions related to the current year	184
Additions for tax positions of prior years	199
Statute expirations	(1,805)

Balance at August 28, 2010	$3,556

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

All U.S. and Canadian federal income tax examinations have substantially concluded through fiscal years 2006 and 2003, respectively. With a few exceptions, the Company is no longer subject to state and local income tax examinations for periods prior to fiscal 2005.  The Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change significantly in the next 12 months.

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

5. Long-term Debt

Long-term debt outstanding on the accompanying Consolidated Balance Sheets are as follows (in thousands):

	August 28, 2010	August 29, 2009
Series A, fixed rate notes due June 2011 bearing interest at 5.27%	$75,000	$75,000
Series D, floating rate notes due September 2013 bearing interest at LIBOR plus 50 basis points bearing interest at 1.04% and 1.13% as of August 28, 2010 and August 29, 2009, respectively.	100,000	100,000
Other	6,464	7,015

Current maturities of long-term debt	181,464	182,015
Less - current maturities	81,160	6,447

	$100,304	$175,568

Aggregate current maturities of long-term debt for the five fiscal years subsequent to August 28, 2010 and thereafter are as follows (in thousands):

2011	$81,160
2012	142
2013	—
2014	100,000
2015	—
Thereafter	162
Total	$181,464

The Company has a $225.0 million unsecured revolving credit agreement (“Credit Agreement”) with a syndicate of banks, which matures on September 13, 2011.  Under the Credit Agreement, the Company is able to borrow funds at variable interest rates based on the Eurodollar rate or the bank’s prime rate, as selected by the Company. Availability of credit requires compliance with certain financial and other covenants, including a maximum funded debt ratio and minimum interest coverage as defined in the Credit Agreement.  The Company generally tests its compliance with these financial covenants on a fiscal quarterly basis. At August 28, 2010, the interest rates applicable to any of the Company’s borrowings under the Credit Agreement would be calculated as LIBOR plus 50 basis points at the time of the respective borrowing.  As of August 28, 2010, the Company had no outstanding borrowings, letters of credit of $35.9 million, and $189.1 million available for borrowing.

On June 14, 2004, the Company issued $75.0 million of fixed rate notes pursuant to a Note Purchase Agreement (“Note Agreement”) with a seven year term (June 2011) and bearing interest at 5.27%.  The Company also issued $90.0 million of floating rate notes which were repaid in September 2005 and September 2006.

On September 14, 2006, the Company issued $100.0 million of floating rates notes (“Floating Rate Notes”) pursuant to a Note Purchase Agreement (“2006 Note Agreement”).  The Floating Rate Notes mature on September 14, 2013, bear interest at LIBOR plus 50 basis points and may be repaid at face value two years from the date of issuance.  The proceeds from the issuance of the Floating Rate Notes were used to first repay the outstanding floating rate notes under the Note Agreement in the amount of $75.0 million and then to pay down outstanding amounts under the Credit Agreement.

As of August 28, 2010, the Company was in compliance with all covenants under the Credit Agreement, the Note Agreement and the 2006 Note Agreement.

6. Derivative Instruments and Hedging Activities

All derivative financial instruments are recognized at fair value and are recorded in accrued liabilities in the Company’s Consolidated Balance Sheets. In January 2008, the Company entered into an interest rate swap agreement to manage its exposure to interest rate movements and the related effect on its variable rate debt. The Company concluded that the interest rate swap met the criteria to qualify as a cash flow hedge under US GAAP. Accordingly, the Company has reflected all changes in the fair value of the swap agreement in accumulated other comprehensive income (loss), a component of shareholders’ equity. The swap agreement, with a notional amount of $100.0 million, matures on March 14, 2011. The Company pays a fixed rate of 3.51% and receives a variable rate tied to the three month LIBOR rate.

As of August 28, 2010, the Company had recorded the fair value of the interest rate swap of $1.6 million in accrued liabilities and a corresponding loss of $1.0 million in accumulated other comprehensive income (loss), which was net of the associated tax benefit.   As of August 29, 2009, the amounts recorded in accrued liabilities and other comprehensive income were $3.6 million and $2.2 million, respectively. The $1.0 million loss deferred in accumulated other comprehensive income (loss) as of August 28, 2010 is expected to be reclassified to interest expense prior to its maturity on March 14, 2011.

The Company has recorded any realized gains or losses from its interest rate swap as an adjustment to interest expense in its Consolidated Statements of Income. For the fiscal years ended August 28, 2010 and August 29, 2009, the Company reclassified a loss from accumulated other comprehensive income (loss) into interest expense totaling $3.2 million and $1.7 million, respectively.

7. Employee Benefit Plans

Defined Contribution Retirement Savings Plan

The Company has a defined contribution retirement savings plan with a 401(k) feature for all eligible employees not under collective bargaining agreements. The Company matches a portion of the employee’s contribution and can make an additional contribution at its discretion. Contributions charged to expense under the plan for the years ended August 28, 2010, August 29, 2009 and August 30, 2008 were $11.0 million, $13.6 million and $10.9 million, respectively.

Pension Plans and Supplemental Executive Retirement Plans

The Company accounts for its pension plans and Supplemental Executive Retirement Plan on an accrual basis over employees’ estimated service periods.

The Company (1) recognizes in its statement of financial position the over-funded or under-funded status of its defined benefit postretirement plans measured as the difference between the fair value of plan assets and the benefit obligation, (2) recognizes as a component of other comprehensive income, net of tax, the actuarial gains and losses and the prior service costs and credits that arise during the period but are not recognized as components of net periodic benefit cost, (3) measures defined benefit plan assets and defined benefit plan obligations as of the date of its statement of financial position, and (4) discloses additional information in the notes to financial statements about certain effects on net periodic benefit cost in the upcoming fiscal year that arise from delayed recognition of the actuarial gains and losses and the prior service costs and credits.

The Company maintains an unfunded Supplemental Executive Retirement Plan (“SERP”) for certain eligible employees of the Company. The benefits are based on the employee’s compensation upon retirement. The amount charged to expense related to this plan amounted to approximately $1.5 million, $1.5 million and $1.2 million for the fiscal years ended 2010, 2009 and 2008, respectively.

The Company maintains a non-contributory defined pension plan (“UniFirst Plan”) covering union employees at one of its locations. The benefits are based on years of service and the employees’ compensation. The plan assets primarily consist of fixed income and equity securities. The amount charged to expense related to this plan amounted to approximately $0.3 million, $0.2 million and $0.2 million for fiscal years ended 2010, 2009 and 2008, respectively.

In connection with one of the Company’s acquisitions, the Company assumed liabilities related to a frozen pension plan covering many of the acquired Company’s former employees (“Textilease Plan”).  The pension benefits are based on years of service and the employee’s compensation. The plan assets primarily consist of fixed income and equity securities. The amounts charged to expense related to this plan amounted to approximately $0.1 million for each of the fiscal years ended 2010, 2009 and 2008.

The Company refers to its UniFirst Plan and its Textilease Plan collectively as its “Pension Plans”.

The components of net periodic benefit cost related to the Company’s Pension Plans and SERP for the years ended August 28, 2010, August 29, 2009 and August 30, 2008 were as follows (in thousands):

	Pension Plans			SERP
	2010	2009	2008	2010	2009	2008
Service cost	$136	$135	$115	$391	$364	$334
Interest cost	351	346	311	702	643	539
Expected return on assets	(191)	(243)	(244)	—	—	—
Amortization of prior service cost	62	62	21	368	368	368
Amortization of unrecognized loss	20	13	4	54	77	—
Other events	—	—	36	—	—	—
Net periodic benefit cost	$378	$313	$243	$1,515	$1,452	$1,241

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

The Company’s obligations and funded status related to its Pension Plans and SERP as of August 28, 2010 and August 29, 2009 were as follows (in thousands):

	Pension Plans		SERP
	2010	2009	2010	2009
Change in benefit obligation:
Projected benefit obligation, beginning of year	$6,205	$5,913	$11,925	$11,255
Service cost	136	135	391	364
Interest cost	351	346	702	643
Actuarial (gain) loss	921	37	1,355	(32)
Benefits paid	(274)	(226)	(386)	(305)
Projected benefit obligation, end of year	$7,339	$6,205	$13,987	$11,925

Change in plan assets:
Fair value of plan assets, beginning of year	$5,050	$4,995	$—	$—
Actual return on plan assets	331	148	—	—
Employer contributions	156	133	—	—
Benefits paid	(274)	(226)	—	—
Fair value of plan assets, end of year	$5,263	$5,050	$—	$—

Funded status (net amount recognized):	$(2,076)	$(1,155)	$(13,987)	$(11,925)

As of August 28, 2010 and August 29, 2009, the accumulated benefit obligations for the Company’s Pension Plans were $7.3 million and $6.2 million, respectively.   As of August 28, 2010 and August 29, 2009, the accumulated benefit obligations for the Company’s SERP were $10.9 million and $9.3 million, respectively.

The amounts recorded on the Consolidated Balance Sheet for the Company’s Pension Plans and SERP as of August 28, 2010 and August 29, 2009 were as follows (in thousands):

	Pension Plans		SERP
	2010	2009	2010	2009
Deferred tax assets	$842	$569	$1,991	$1,722
Accrued liabilities	$2,076	$1,155	$13,987	$11,925
Accumulated other comprehensive loss	$(1,317)	$(891)	$(3,114)	$(2,694)

As of August 28, 2010 and August 29, 2009, the amounts recognized in accumulated other comprehensive income for the Company’s Pension Plans and SERP (in thousands):

	Pension Plans		SERP
	2010	2009	2010	2009
Net actuarial loss	$(948)	$(484)	$(1,380)	$(1,604)
Unrecognized prior service cost	(369)	(407)	(1,734)	(1,090)
	$(1,317)	$(891)	$(3,114)	$(2,694)

The weighted average assumptions used in calculating the Company’s projected benefit obligation as of August 28, 2010 and August 29, 2009, were as follows:

	Pension Plans		SERP
	2010	2009	2010	2009
Discount rate	4.7%	5.9%	4.8%	5.7%

Rate of compensation increase	N/A	N/A	5.0%	5.0%

The weighted average assumptions used in calculating the Company’s net periodic service cost for the years ended August 28, 2010, August 29, 2009 and August 30, 2008, were as follows:

	Pension Plans			SERP
	2010	2009	2008	2010	2009	2008
Discount rate	5.8%	6.0%	6.0%	5.7%	6.0%	6.0%
Expected return on plan assets	4.0%	5.0%	5.0%	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	5.0%	5.0%	5.0%

8. Goodwill and Other Intangible Assets

The Company no longer amortizes goodwill, but it is reviewed annually or more frequently if certain indicators arise, for impairment. There were no impairment losses related to goodwill or intangible assets during the years ended August 28, 2010, August 29, 2009 or August 30, 2008.

The changes in the carrying amount of goodwill are as follows (in thousands):

Balance as of August 30, 2008	$258,836
Goodwill acquired during the period	2,475
Other	(140)

Balance as of August 29, 2009	$261,171
Goodwill acquired during the period	10,584
Other	102

Balance as of August 28, 2010	$271,857

As of August 28, 2010, the Company has allocated $267.2 million, $4.1 million and $0.6 million of goodwill to its US and Canadian Rental and Cleaning, Specialty Garments and First Aid segments, respectively.

Intangible assets, net in the Company’s accompanying Consolidated Balance Sheets are as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
August 28, 2010
Customer contracts	$133,209	$76,681	$56,528
Other intangible assets	26,927	24,418	2,509
	$160,136	$101,099	$59,037
August 29, 2009
Customer contracts	$125,112	$68,496	$56,616
Other intangible assets	26,360	22,922	3,438
	$151,472	$91,418	$60,054

Estimated amortization expense for the five fiscal years subsequent to August 28, 2010 and thereafter, based on intangible assets, net as of August 28, 2010 is as follows (in thousands):

2011	$9,274
2012	8,395
2013	7,577
2014	6,035
2015	5,596
Thereafter	22,160
$59,037

9. Accrued Liabilities

Accrued liabilities in the accompanying Consolidated Balance Sheet consists of the following (in thousands):

	August 28, 2010	August 29, 2009
Current liabilities:
Payroll-related	$28,809	$30,967
Insurance related	29,134	23,031
Environmental related	3,888	4,852
Asset retirement obligations	8,899	8,584
Other	13,074	9,451
	$83,804	$76,885
Long-term liabilities:
Payroll-related	$15,192	$12,586
Environmental related	15,098	14,532
	$30,290	$27,118

Total accrued liabilities	$114,094	$104,003

10. Asset Retirement Obligations

Asset retirement obligations, generally applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset.  Accordingly, the Company recognizes asset retirement obligations in the period in which they are incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Company continues to depreciate, on a straight-line basis, the amount added to property, plant and equipment and recognizes accretion expense in connection with the discounted liability over the various remaining lives which range from approximately one to thirty-four years.

The Company recognized as a liability the present value of the estimated future costs to decommission its nuclear laundry facilities.  The estimated liability is based on historical experience in decommissioning nuclear laundry facilities, estimated useful lives of the underlying assets, external vendor estimates as to the cost to decommission these assets in the future, and federal and state regulatory requirements. The estimated current costs have been adjusted for the estimated impact of inflation at 3% per year. The liability has been discounted using credit-adjusted risk-free rates that range from approximately 5.7% to 7.5% over one to thirty-four years. Revisions to the liability could occur due to changes in the Company’s estimated useful lives of the underlying assets, estimated dates of decommissioning, changes in decommissioning costs, changes in federal or state regulatory guidance on the decommissioning of such facilities, or other changes in estimates. Changes due to revised estimates will be recognized by adjusting the carrying amount of the liability and the related long-lived asset if the assets are still in service, or charged to expense in the period if the assets are no longer in service.

A reconciliation of the Company’s asset retirement liabilities is as follows (in thousands):

	August 28, 2010	August 29, 2009
Beginning balance	$8,584	$7,844
Accretion expense	568	517
Asset retirement costs incurred	—	(104)
Revisions in estimates	(253)	327
Ending balance	$8,899	$8,584

As of August 28, 2010, the $8.9 million asset retirement obligation is included in accrued liabilities in the accompanying Consolidated Balance Sheet.

11. Commitments and Contingencies

Lease Commitments

The Company leases certain buildings and equipment from independent parties. Total rent expense on all leases was $6.3 million, $5.9 million and $5.7 million for the fiscal years ended 2010, 2009 and 2008, respectively. Annual minimum lease commitments for the five years subsequent to August 28, 2010 and thereafter are as follows (in thousands):

2011	$4,326
2012	2,913
2013	2,028
2014	850
2015	602
Thereafter	733
$11,452

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

For environmental liabilities that have been discounted, the Company includes interest accretion, based on the effective interest method, in selling and administrative expenses on the Consolidated Statements of Income. The changes to the Company’s environmental liabilities for the years ended August 28, 2010 and August 29, 2009 are as follows (in thousands):

Year ended	August 28, 2010	August 29, 2009
Beginning balance	$19,384	$15,097
Costs incurred for which reserves have been provided	(2,392)	(2,755)
Insurance proceeds received	216	168
Interest accretion	794	668
Changes in discount rates	865	153
Revisions in estimates	119	6,053

Ending balance	$18,986	$19,384

In fiscal 2010 and 2009, the Company made revisions in estimates related to its environmental reserves totaling $0.1 million and $6.1 million, respectively.  The increase in fiscal 2009 was primarily due to ongoing investigation and remediation efforts at two of our environmental exposure sites.

Anticipated payments and insurance proceeds of currently identified environmental remediation liabilities as of August 28, 2010, for the next five fiscal years and thereafter, as measured in current dollars, are reflected below.

(In thousands)	2011	2012	2013	2014	2015	Thereafter	Total
Estimated costs – current dollars	$4,046	$3,061	$1,806	$934	$804	$13,002	$23,653

Estimated insurance proceeds	(158)	(180)	(150)	(180)	(150)	(2,047)	(2,865)

Net anticipated costs	$3,888	$2,881	$1,656	$754	$654	$10,955	$20,788

Effect of inflation							7,303
Effect of discounting							(9,105)

Balance as of August 28, 2010							$18,986

Estimated insurance proceeds are primarily received from an annuity received as part of a legal settlement with an insurance company. Annual proceeds of approximately $0.3 million are deposited into an escrow account which funds remediation and monitoring costs for three sites related to former operations in Williamstown, Vermont. Annual proceeds received but not expended in the current year accumulate in this account and may be used in future years for costs related to this site through the year 2027. As of August 28, 2010, the balance in this escrow account, which is held in a trust and is not recorded in the Company’s Consolidated Balance Sheet, was approximately $3.0 million. Also included in estimated insurance proceeds are amounts the Company is entitled to receive pursuant to legal settlements as reimbursements from three insurance companies for estimated costs at the site in Uvalde, Texas.

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

Other Contingent Liabilities

As security for certain agreements with the NRC and various state agencies related to the nuclear operations (see above) and certain insurance programs, the Company had standby irrevocable bank commercial letters of credit of $35.9 million and $36.5 million outstanding as of August 28, 2010 and August 29, 2009, respectively.

12. Share-based Compensation

The Company adopted a stock incentive plan (the “Plan”) in November 1996 and reserved 150,000 shares of Common Stock for issue under the Plan. In January 2002, the Company increased the number of shares of Common Stock reserved for issuance under the Plan to 450,000. Such increase was approved by the Company’s shareholders at the Company’s 2002 Annual meeting of Shareholders held on January 8, 2002.  At the Company’s 2007 Annual Meeting of Shareholders held on January 9, 2007, the Company’s shareholders approved the Company’s increase in the number of shares of Common Stock reserved for issuance under the Plan to 800,000.  At the Company’s 2010 Annual Meeting of Shareholders held on January 12, 2010, the Company’s shareholders approved the Company’s increase in the number of shares of Common Stock reserved for issuance under the Plan to 1,500,000.  Options granted under the Plan, through August 28, 2010, are at a price equal to the fair market value of the Company’s Common Stock on the date of grant. Options granted prior to fiscal 2003 are subject to a proportional four-year vesting schedule and expire eight years from the grant date. Options granted beginning in fiscal 2003 and thereafter are subject to a five-year cliff-vesting schedule under which options become vested or exercisable after five years from date of grant and expire ten years after the grant date. Compensation expense for all option grants, whether proportional four-year vesting or five-year cliff-vesting, is recognized ratably over the related vesting period starting in fiscal 2006. Certain options were granted during fiscal 2010, 2009 and 2008 to non-employee members of the Board of Directors of the Company, which were fully vested upon grant and expire eight years after the grant date.  Accordingly, compensation expense related to these option grants in fiscal 2010, 2009 and 2008 were recognized on the date of grant.  In both fiscal 2010 and 2009, 12,000 shares of restricted stock were granted to the Company’s non-employee directors that were subject to a one-year vesting schedule.

On April 5, 2010, the Company entered into a Restricted Stock Award Agreement (the “Performance Criteria Restricted Stock Award Agreement”) with its Chief Executive Officer (“CEO”) pursuant to which the Company granted 350,000 shares (the “Performance Restricted Shares”) of restricted common stock to the CEO.  The Performance Restricted Shares will be earned if the Company achieves certain consolidated revenues and adjusted operating margins as set forth in the Performance Criteria Restricted Stock Award Agreement during certain performance periods set forth in such agreement (collectively, the “Performance Criteria”).  The Performance Restricted Shares earned upon achievement of the Performance Criteria will vest in four equal amounts on the third, fourth, fifth and sixth anniversaries of the grant date provided that the CEO continues to be employed by the Company on each such date.  As the Company believes that it is probable that the Performance Criteria will be met, compensation expense began being recognized as of the grant date of these shares.  As required by accounting rules, the Company will recognize compensation expense for each vesting tranche of the Performance Restricted Shares ratably from the service inception date to the vesting date for each tranche. Compensation expense related to the Performance Criteria Restricted Stock Award Agreement recognized in fiscal 2010 totaled $1.8 million.

Also on April 5, 2010, the Company entered into a Restricted Stock Award Agreement (the “Restricted Stock Award Agreement”) with the CEO pursuant to which the Company granted 50,000 shares (the “Restricted Shares”) of restricted common stock to the CEO. The Restricted Shares will vest in equal amounts on each of the first six anniversaries of the grant date provided that the CEO continues to be employed by the Company on each such date.  Compensation expense related to the Restricted Shares will be recognized ratably over the vesting period.  Compensation expense related to the Restricted Stock Award Agreement recognized in fiscal 2010 totaled $0.2 million.

Compensation expense for all share-based compensation for the five fiscal years subsequent to August 28, 2010 is as follows (in thousands):

2011	$5,889
2012	5,484
2013	4,621
2014	3,099
2015	1,764
Total	$20,857

As of August 28, 2010, the total compensation cost not yet recognized related to non-vested awards was approximately $21.1 million.  The weighted average period over which this total compensation cost is to be recognized is approximately 4.2 years.

The following table summarizes the Common Stock option activity for the fiscal year ended August 28, 2010:

	Number of Shares	Weighted Average Exercise Price
Outstanding, August 29, 2009	377,750	$31.76

Granted	119,300	43.35
Exercised	(46,125)	25.49
Forfeited	(3,625)	32.81

Outstanding, August 28, 2010	447,300	$35.49

Exercisable, August 28, 2010	96,500	$32.24

The following table summarizes information relating to currently outstanding and exercisable stock options as of August 28, 2010:

		Outstanding Options			Exercisable Options
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Option Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Option Life	Weighted Average Exercise Price
$19.93 – 24.35	22,600	2.84	$22.70	22,600	2.84	$22.70
27.08 – 28.85	107,900	7.04	27.43	36,300	4.71	28.06
33.13 – 38.96	190,500	6.26	36.40	20,100	6.55	36.93
42.21 – 53.20	126,300	8.91	43.29	17,500	7.06	47.88
$19.93 – 53.20	447,300	7.02	$35.49	96,500	5.08	$32.24

The following table summarizes the status of the Company’s non-vested stock options at August 28, 2010:

	Non-vested Options
	Number of	Weighted Average
	Shares	Exercise Price
Non-vested at August 29, 2009	295,400	$32.71

Granted	110,300	42.55
Vested	(51,400)	28.73
Forfeited	(3,500)	33.36

Non-vested at August 28, 2010	350,800	$36.38

13. Shareholders’ Equity

The Company has two classes of common stock: Common Stock and Class B Common Stock. Each share of Common Stock is entitled to one vote, is freely transferable, and is entitled to a cash dividend equal to 125% of any cash dividend paid on each share of Class B Common Stock. Each share of Class B Common Stock is entitled to ten votes and can be converted to Common Stock on a share-for-share basis. However, until converted to Common Stock, shares of Class B Common Stock are not freely transferable.  For the year ended August 28, 2010, a total of 20,000 shares of Class B Common Stock were converted to Common Stock.

14. Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) are as follows (in thousands):

	Foreign Currency Translation	Pension- related	Interest Rate Swap	Total Accumulated Other Comprehensive Income (Loss)
Balance, August 30, 2008	$8,089	(3,467)	(188)	4,434
Change during the year	(2,604)	(117)	(2,013)	(4,734)

Balance, August 29, 2009	5,485	$(3,584)	$(2,201)	$(300)
Change during the year	1,801	(847)	1,209	2,163

Balance, August 28, 2010	$7,286	$(4,431)	$(992)	$1,863

15. Segment Reporting

Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the chief operating decision-maker, or decision-making group, in making decisions on how to allocate resources and assess performance. The Company’s chief operating decision maker is the Company’s chief executive officer. The Company has six operating segments based on the information reviewed by its chief executive officer; US Rental and Cleaning, Canadian Rental and Cleaning, Manufacturing ("MFG"), Corporate, Specialty Garments Rental and Cleaning ("Specialty Garments") and First Aid. The US Rental and Cleaning and Canadian Rental and Cleaning operating segments have been combined to form the US and Canadian Rental and Cleaning reporting segment, and as a result, the Company has five reporting segments.

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

The Company refers to the US and Canadian Rental and Cleaning, MFG, and Corporate reporting segments combined as its “core laundry operations,” which is included as a subtotal in the following tables (in thousands):

	US and
	Canadian				Subtotal
As of and for the year ended	Rental and		Net Interco		Core Laundry	Specialty
August 28, 2010	Cleaning	MFG	MFG Elim	Corporate	Operations	Garments	First Aid	Total

Revenues	$899,791	$99,256	$(99,256)	$8,074	$907,865	$88,001	$30,073	$1,025,9399

Income (loss) from operations	$149,464	$35,970	$(5,982)	$(65,106)	$114,346	$13,891	$2,035	$130,272

Interest (income) expense, net	$(1,860)	$—	$—	$8,534	$6,674	$—	$—	$6,674

Income (loss) before taxes	$151,337	$35,922	$(5,982)	$(73,623)	$107,654	$13,162	$2,036	$122,852

Depreciation and amortization	$39,754	$1,360	$—	$14,547	$55,661	$4,314	$1,502	$61,477

Capital expenditures	$43,652	$3,288	$—	$—	$46,940	$2,981	$94	$50,015

Total assets	$978,738	$22,777	$—	$—	$1,001,515	$70,222	$20,558	$1,092,295

	US and
	Canadian				Subtotal
As of and for the year ended	Rental and		Net Interco		Core Laundry	Specialty
August 29, 2009	Cleaning	MFG	MFG Elim	Corporate	Operations	Garments	First Aid	Total

Revenues	$904,902	$86,139	$(86,139)	$7,759	$912,661	$72,340	$28,415	$1,013,4166

Income (loss) from operations	$158,198	$27,828	$(420)	$(60,213)	$125,393	$7,360	$1,283	$134,036

Interest (income) expense, net	$(1,968)	$—	$—	$9,289	$7,321	$—	$—	$7,321

Income (loss) before taxes	$160,211	$28,086	$(420)	$(69,705)	$118,172	$7,010	$1,283	$126,465

Depreciation and amortization	$38,053	$1,395	$—	$12,750	$52,198	$4,058	$1,533	$57,789

Capital expenditures	$58,378	$151	$—	$—	$58,529	$6,505	$289	$65,323

Total assets	$900,186	$10,052	$—	$—	$910,238	$70,748	$21,113	$1,002,099

	US and
	Canadian				Subtotal
As of and for the year ended	Rental and		Net Interco		Core Laundry	Specialty
August 30, 2008	Cleaning	MFG	MFG Elim	Corporate	Operations	Garments	First Aid	Total

Revenues	$911,044	$91,834	$(91,834)	$8,942	$919,986	$71,637	$31,552	$1,023,1751

Income (loss) from operations	$137,341	$32,067	$(2,632)	$(63,229)	$103,547	$4,204	$887	$108,638

Interest (income) expense, net	$(2,201)	$—	$—	$11,976	$9,775	$—	$—	$9,775

Income (loss) before taxes	$139,316	$31,717	$(2,632)	$(75,000)	$93,401	$4,411	$887	$98,699

Depreciation and amortization	$34,721	$1,488	$—	$12,423	$48,632	$3,719	$1,433	$53,784

Capital expenditures	$64,046	$572	$—	$—	$64,618	$8,678	$499	$73,795

Total assets	$881,712	$11,691	$—	$—	$893,403	$68,282	$19,982	$981,667

The Company’s long-lived assets as of August 28, 2010 and August 29, 2009 and revenues and income before income taxes for the years ended August 28, 2010, August 29, 2009 and August 30, 2008 were attributed to the following countries (in thousands):

Long-lived assets as of:	August 28, 2010	August 29, 2009
United States	$671,689	$661,895
Europe, Canada, and Mexico (1)	42,582	44,516
Total	$714,271	$706,411

Revenues for the year ended:	August 28, 2010	August 29, 2009	August 30, 2008
United States	$932,477	$931,670	$928,811
Europe and Canada (1)	93,462	81,746	94,364
Total	$1,025,939	$1,013,416	$1,023,175

Income before income taxes for the year ended:	August 28, 2010	August 29, 2009	August 30, 2008
United States	$107,344	$116,079	$84,214
Europe, Canada, and Mexico (1)	15,508	10,386	14,485
Total	$122,852	$126,465	$98,699

(1) No country accounts for greater than 10% of total long-lived assets or revenues.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
UniFirst Corporation

We have audited the accompanying consolidated balance sheets of UniFirst Corporation and subsidiaries as of August 28, 2010 and August 29, 2009, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended August 28, 2010.  Our audits also included the financial statement schedule listed in the Index at Item 15(a).  These financial statements and schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of UniFirst Corporation and subsidiaries at August 28, 2010 and August 29, 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended August 28, 2010, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the UniFirst Corporation's internal control over financial reporting as of August 28, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 27, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Boston, Massachusetts

October 27, 2010

 Quarterly Financial Data (Unaudited)

The following is a summary of the results of operations for each of the quarters within the years ended August 28, 2010 and August 29, 2009. This summary should be read in conjunction with these Consolidated Financial Statements and notes to Consolidated Financial Statements.

(In thousands, except per share data) For the year ended August 28, 2010	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$256,179	$253,562	$261,248	$254,950
Income before income taxes	38,968	26,658	29,723	27,503
Provision for income taxes	15,392	10,432	10,409	10,211

Net income	$23,576	$16,226	$19,314	$17,292

Income per share – basic
Common Stock	$1.28	$0.88	$1.03	$0.92
Class B Common Stock	$1.03	$0.71	$0.83	$0.73

Income per share – diluted
Common Stock	$1.21	$0.83	$0.98	$0.87

Income allocated to – basic
Common Stock	$18,516	$12,750	$15,145	$13,536
Class B Common Stock	$5,060	$3,476	$3,949	$3,424

Income allocated to – diluted
Common Stock	$23,576	$16,226	$19,106	$16,976

Weighted average number of shares outstanding – basic
Common Stock	14,440	14,467	14,645	14,751
Class B Common Stock	4,932	4,931	4,766	4,663

Weighted average number of shares outstanding – diluted
Common Stock	19,434	19,477	19,490	19,472

(In thousands, except per share data) For the year ended August 29, 2009	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$262,554	$257,285	$252,105	$241,472
Income before income taxes	31,280	31,889	35,719	27,577
Provision for income taxes	12,418	13,609	14,030	10,556

Net income	$18,862	$18,280	$21,689	$17,021

Income per share – basic
Common Stock	$1.03	$1.00	$1.18	$0.93
Class B Common Stock	$0.82	$0.80	$0.95	$0.74

Income per share – diluted
Common Stock	$0.97	$0.94	$1.12	$0.88

Income allocated to – basic
Common Stock	$14,801	$14,344	$17,021	$13,361
Class B Common Stock	$4,061	$3,936	$4,668	$3,660

Income allocated to – diluted
Common Stock	$18,862	$18,280	$21,689	$17,021

Weighted average number of shares outstanding – basic
Common Stock	14,390	14,389	14,394	14,408
Class B Common Stock	4,935	4,935	4,935	4,933

Weighted average number of shares outstanding – diluted
Common Stock	19,362	19,354	19,376	19,415

In the fourth quarter of fiscal 2009, the Company decreased its insurance reserves by $3.4 million resulting from its annual third-party actuarial review of its insurance reserve requirements.  In addition, in the fourth quarter of fiscal 2009, the Company increased its environmental related accrual by $3.0 million due to additional information gathered from ongoing site investigations at two of its environmental exposure sites.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended August 28, 2010 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

We have retained Ernst & Young LLP, an independent registered public accounting firm, to audit our Consolidated Financial Statements found in this Annual Report on Form 10-K for the year ended August 28, 2010. We have made available to Ernst & Young LLP all of our financial records and related data in connection with their audit of our Consolidated Financial Statements.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has assessed the effectiveness of our internal control over financial reporting as of August 28, 2010. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control—Integrated Framework. Management concluded that based on its assessment, our internal control over financial reporting was effective as of August 28, 2010.  The effectiveness of our internal control over financial reporting as of August 28, 2010 has been audited by Ernst & Young LLP, and a copy of its attestation report is included below.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Shareholders
UniFirst Corporation

We have audited UniFirst Corporation and  subsidiaries’ internal control over financial reporting as of August 28, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). UniFirst Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, UniFirst Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of August 28, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of UniFirst Corporation and subsidiaries as of August 28, 2010 and August 29, 2009, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended August 28, 2010 of UniFirst Corporation and subsidiaries and our report dated October 27, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Boston, Massachusetts

October 27, 2010

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

Information regarding our directors and executive officers required by this Item 10 will be included in our definitive Proxy Statement to be filed with the Securities and Exchange Commission for our 2011 Annual Meeting of Shareholders and is incorporated by reference into this Item 10.  Certain information required by this Item 10 is set forth in Item 1 of this Annual Report on Form 10-K under the heading “Executive Officers”.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this Item 11 will be included in our definitive Proxy Statement to be filed with the Securities and Exchange Commission for our 2011 Annual Meeting of Shareholders and is incorporated by reference into this Item 11.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item 12 will be included in our definitive Proxy Statement to be filed with the Securities and Exchange Commission for our 2011 Annual Meeting of Shareholders and is incorporated by reference into this Item 12.

Information concerning our equity compensation plans contained in the table entitled “Equity Compensation Plan Information” set forth in Item 5 of this Annual Report on Form 10-K is incorporated by reference into this Item 12.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item 13 will be included in our definitive Proxy Statement to be filed with the Securities and Exchange Commission for our 2011 Annual Meeting of Shareholders and is incorporated by reference into this Item 13.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this Item 14 will be included in our definitive Proxy Statement to be filed with the Securities and Exchange Commission for our 2011 Annual Meeting of Shareholders and is incorporated by reference into this Item 14.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The financial statements listed below are filed as part of this report:

(1) and (2) FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES.

The financial statements listed below are included under Item 8 of this Annual Report on Form 10-K:

Consolidated statements of income for each of the three years in the period ended August 28, 2010

Consolidated balance sheets as of August 28, 2010 and August 29, 2009

Consolidated statements of shareholders’ equity for each of the three years in the period ended August 28, 2010

Consolidated statements of cash flows for each of the three years in the period ended August 28, 2010

Notes to Consolidated Financial Statements

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

Management’s Report on Internal Control Over Financial Reporting

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The following additional schedule is filed herewith:

Schedule II — Valuation and qualifying accounts and reserves for each of the three years in the period ended August 28, 2010

UNIFIRST CORPORATION AND SUBSIDIARIES
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED
AUGUST 28, 2010 (IN THOUSANDS)

Description	Balance, Beginning of Period	Charged to Costs and Expenses	Charges for Which Reserves Were Created or Deductions	Balance, End of Period

Reserves for Accounts Receivable
For the year ended August 28, 2010	$5,567	$2,733	$(4,198)	$4,102

For the year ended August 29, 2009	$4,164	$5,744	$(4,341)	$5,567

For the year ended August 30, 2008	$4,144	$2,836	$(2,816)	$4,164

Reserve for Obsolete Inventory
For the year ended August 28, 2010	$1,588	$867	$(672)	$1,783

For the year ended August 29, 2009	$1,722	$624	$(758)	$1,588

For the year ended August 30, 2008	$953	$1,039	$(270)	$1,722

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

10.2
Form of UniFirst Corporation stock option award to executive officers (incorporated by reference to Exhibit 10-F to the Company’s Annual Report on Form 10-K for the fiscal year ended August 28, 2004 filed with the Commission on November 12, 2004)

10.3
UniFirst Corporation Unfunded Supplemental Executive Retirement Plan dated as of March 8, 2006 (incorporated by reference to the Company’s Current Report on Form 8-K and the exhibit thereto filed with the Commission on March 8, 2006)

10.4
Amendment to the UniFirst Corporation Unfunded Supplemental Executive Retirement Plan dated as of January 8, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 10, 2008)

10.5
Amended and Restated Revolving Credit Agreement, dated as of June 14, 2004 (incorporated by reference to Exhibit 10.1 the Company’s Current Quarterly Report on Form 10-Q filed with the Commission on April 9, 2009)

10.6
Modification No. 1, dated as of October 31, 2005, to the Amended and Restated Revolving Credit Agreement, dated as of June 14, 2004 (incorporated by reference to Exhibit 10.2 the Company’s Current Quarterly Report on Form 10-Q filed with the Commission on April 9, 2009)

10.7
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

10.9	Note Purchase Agreement, dated as of June 1, 2004 (incorporated by reference to Exhibit 10.5 the Company’s Current Quarterly Report on Form 10-Q filed with the Commission on April 9, 2009)

10.10	Note Purchase Agreement, dated as of September 14, 2006 (incorporated by reference to Exhibit 10.6 the Company’s Current Quarterly Report on Form 10-Q filed with the Commission on April 9, 2009)

10.11
Form of Restricted Stock Award Agreement under the UniFirst Corporation Amended 1996 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 the Company’s Current Quarterly Report on Form 10-Q filed with the Commission on April 9, 2009)

10.12
Employment Agreement, dated as of April 5, 2010, by and between UniFirst Corporation and Ronald D. Croatti (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the Commission on April 8, 2010)

10.13
Restricted Stock Award Agreement, dated April 5, 2010, by and between UniFirst Corporation and Ronald D. Croatti (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed with the Commission on April 8, 2010)

10.14
Restricted Stock Award Agreement, dated April 5, 2010, by and between UniFirst Corporation and Ronald D. Croatti (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed with the Commission on April 8, 2010)

10.15	UniFirst Corporation Amended 1996 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the Commission on January 7, 2010)

10.16
Second Amendment to the UniFirst Corporation Amended 1996 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed with the Commission on January 7, 2010)

10.17
Third Amendment to the UniFirst Corporation Amended 1996 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed with the Commission on January 7, 2010)

10.18
Fourth Amendment to the UniFirst Corporation Amended 1996 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed with the Commission on January 7, 2010)

10.19
Fifth Amendment to the UniFirst Corporation Amended 1996 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed with the Commission on April 8, 2010)

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

October 27, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Ronald D. Croatti
Ronald D. Croatti

/s/ Steven S. Sintros
Steven S. Sintros

/s/ Cynthia Croatti
Cynthia Croatti

/s/ Phillip L. Cohen
Phillip L. Cohen

/s/ Robert F. Collings
Robert F. Collings

/s/ Anthony F. DiFillippo
Anthony F. DiFillippo

/s/ Donald J. Evans
Donald J. Evans

/s/ Michael Iandoli
Michael Iandoli

/s/Thomas Postek
Thomas S. Postek
	Principal Executive Officer and Director Principal Financial Officer and Principal Accounting Officer Director Director Director Director Director Director Director	October 27, 2010 October 27, 2010 October 27, 2010 October 27, 2010 October 27, 2010 October 27, 2010 October 27, 2010 October 27, 2010 October 27, 2010

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

10.2
Form of UniFirst Corporation stock option award to executive officers (incorporated by reference to Exhibit 10-F to the Company’s Annual Report on Form 10-K for the fiscal year ended August 28, 2004 filed with the Commission on November 12, 2004)

10.3
UniFirst Corporation Unfunded Supplemental Executive Retirement Plan dated as of March 8, 2006 (incorporated by reference to the Company’s Current Report on Form 8-K and the exhibit thereto filed with the Commission on March 8, 2006)

10.4
Amendment to the UniFirst Corporation Unfunded Supplemental Executive Retirement Plan dated as of January 8, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 10, 2008)

10.5
Amended and Restated Revolving Credit Agreement, dated as of June 14, 2004 (incorporated by reference to Exhibit 10.1 the Company’s Current Quarterly Report on Form 10-Q filed with the Commission on April 9, 2009)

10.6
Modification No. 1, dated as of October 31, 2005, to the Amended and Restated Revolving Credit Agreement, dated as of June 14, 2004 (incorporated by reference to Exhibit 10.2 the Company’s Current Quarterly Report on Form 10-Q filed with the Commission on April 9, 2009)

10.7
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

10.9	Note Purchase Agreement, dated as of June 1, 2004 (incorporated by reference to Exhibit 10.5 the Company’s Current Quarterly Report on Form 10-Q filed with the Commission on April 9, 2009)

10.10	Note Purchase Agreement, dated as of September 14, 2006 (incorporated by reference to Exhibit 10.6 the Company’s Current Quarterly Report on Form 10-Q filed with the Commission on April 9, 2009)

10.11
Form of Restricted Stock Award Agreement under the UniFirst Corporation Amended 1996 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 the Company’s Current Quarterly Report on Form 10-Q filed with the Commission on April 9, 2009)

10.12
Employment Agreement, dated as of April 5, 2010, by and between UniFirst Corporation and Ronald D. Croatti (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the Commission on April 8, 2010)

10.13
Restricted Stock Award Agreement, dated April 5, 2010, by and between UniFirst Corporation and Ronald D. Croatti (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed with the Commission on April 8, 2010)

10.14
Restricted Stock Award Agreement, dated April 5, 2010, by and between UniFirst Corporation and Ronald D. Croatti (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed with the Commission on April 8, 2010)

10.15	UniFirst Corporation Amended 1996 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the Commission on January 7, 2010)

10.16
Second Amendment to the UniFirst Corporation Amended 1996 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed with the Commission on January 7, 2010)

10.17
Third Amendment to the UniFirst Corporation Amended 1996 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed with the Commission on January 7, 2010)

10.18
Fourth Amendment to the UniFirst Corporation Amended 1996 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed with the Commission on January 7, 2010)

10.19
Fifth Amendment to the UniFirst Corporation Amended 1996 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed with the Commission on April 8, 2010)

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