Form 10-Q
period 2010-11-27
UNIFIRST CORP
filed 2011-01-06
CIK 717954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
  WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 27, 2010

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

Yes   ✓        No

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

The number of outstanding shares of UniFirst Corporation Common Stock and Class B Common Stock at December 31, 2010 were 14,923,529 and 4,913,369, respectively.

UniFirst Corporation
Quarterly Report on Form 10-Q
For the Quarter ended November 27, 2010

Table of Contents

Part I – FINANCIAL INFORMATION

Item 1 – Financial Statements

Consolidated Statements of Income for the Thirteen Weeks ended November 27, 2010 and November 28, 2009

Consolidated Balance Sheets as of November 27, 2010 and August 28, 2010

Consolidated Statements of Cash Flows for the Thirteen Weeks ended November 27, 2010 and November 28, 2009

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

Item 6 – Exhibits

Signatures

Exhibit Index

Certifications
Ex-31.1 Section 302 Certification of CEO
Ex-31.2 Section 302 Certification of CFO
Ex-32.1 Section 906 Certification of CEO
Ex-32.2 Section 906 Certification of CFO

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

UniFirst Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)

Thirteen weeks ended (In thousands, except per share data)	November 27, 2010	November 28, 2009
Revenues	$273,090	$256,179

Operating expenses:
Cost of revenues (1)	163,235	149,224
Selling and administrative expenses (1)	55,183	51,472
Depreciation and amortization	15,502	15,056
Total operating expenses	233,920	215,752

Income from operations	39,170	40,427

Other expense (income):
Interest expense	2,203	2,184
Interest income	(582)	(524)
Exchange rate gain	(172)	(201)
	1,449	1,459

Income before income taxes	37,721	38,968
Provision for income taxes	13,957	15,392

Net income	$23,764	$23,576

Income per share – Basic:
Common Stock	$1.26	$1.28
Class B Common Stock	$1.01	$1.03

Income per share – Diluted:
Common Stock	$1.20	$1.21

Income allocated to – Basic:
Common Stock	$18,604	$18,516
Class B Common Stock	$4,704	$5,060

Income allocated to – Diluted:
Common Stock	$23,330	$23,576

Weighted average number of shares outstanding – Basic:
Common Stock	14,753	14,440
Class B Common Stock	4,663	4,932

Weighted average number of shares outstanding – Diluted:
Common Stock	19,487	19,434

Dividends declared per share:
Common Stock	$0.0375	$0.0375
Class B Common Stock	$0.0300	$0.0300

(1)  Exclusive of depreciation on the Company’s property, plant and equipment and amortization on its intangible assets.

The accompanying notes are an integral part of these
Consolidated Financial Statements.

UniFirst Corporation and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

(In thousands, except share data)	November 27, 2010	August 28, 2010(a)
Assets
Cash and cash equivalents	$133,265	$121,258
Receivables, less reserves of $5,064 and $4,102, respectively	122,956	105,247
Inventories	52,496	47,630
Rental merchandise in service	92,205	86,633
Prepaid and deferred income taxes	11,785	14,252
Prepaid expenses	5,457	3,004

Total current assets	418,164	378,024

Property, plant and equipment:
Land, buildings and leasehold improvements	338,101	334,037
Machinery and equipment	376,387	370,088
Motor vehicles	122,933	121,135

	837,421	825,260
Less -- accumulated depreciation	456,052	444,061

	381,369	381,199

Goodwill	273,316	271,857
Customer contracts, net	55,562	56,528
Other intangible assets, net	2,245	2,509
Other assets	2,508	2,178
	$1,133,164	$1,092,295

Liabilities and shareholders' equity
Current liabilities:
Current maturities of long-term obligations	$80,750	$81,160
Accounts payable	48,735	45,931
Accrued liabilities	85,081	83,804
Accrued income taxes	2,946	—

Total current liabilities	217,512	210,895

Long-term liabilities:
Long-term debt, net of current maturities	100,251	100,304
Accrued liabilities	30,755	30,290
Accrued and deferred income taxes	48,353	42,756

Total long-term liabilities	179,359	173,350

Commitments and contingencies (Note 9)
Shareholders' equity:
Preferred stock, $1.00 par value; 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $0.10 par value; 30,000,000 shares authorized; 14,919,379 and 14,913,379 issued and outstanding, respectively	1,492	1,491
Class B Common Stock, $0.10 par value; 20,000,000 shares authorized; 4,913,369 issued and outstanding	491	491
Capital surplus	27,166	25,329
Retained earnings	701,934	678,876
Accumulated other comprehensive income	5,210	1,863

Total shareholders' equity	736,293	708,050

	$1,133,164	$1,092,295

(a) Derived from audited financial statements

The accompanying notes are an integral part of these
Consolidated Financial Statements.

UniFirst Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

Thirteen weeks ended (In thousands)	November 27, 2010	November 28, 2009
Cash flows from operating activities:
Net income	$23,764	$23,576
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	13,125	12,839
Amortization of intangible assets	2,377	2,217
Amortization of deferred financing costs	67	67
Share-based compensation	1,684	359
Accretion on environmental contingencies	170	198
Accretion on asset retirement obligations	147	142
Deferred income taxes	5,433	(35)
Changes in assets and liabilities, net of acquisitions:
Receivables	(17,274)	(11,741)
Inventories	(4,759)	4,510
Rental merchandise in service	(5,133)	(1,534)
Prepaid expenses	(2,443)	(2,088)
Accounts payable	2,677	5,229
Accrued liabilities	2,077	1,779
Prepaid and accrued income taxes	5,254	11,992
Net cash provided by operating activities	27,166	47,510

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(2,220)	(12,206)
Capital expenditures	(12,250)	(15,796)
Other	(776)	(31)
Net cash used in investing activities	(15,246)	(28,033)

Cash flows from financing activities:
Payments on long-term obligations	(496)	(103)
Proceeds from exercise of Common Stock options	153	241
Payment of cash dividends	(707)	(689)
Net cash used in financing activities	(1,050)	(551)

Effect of exchange rate changes	1,137	631

Net increase in cash and cash equivalents	12,007	19,557
Cash and cash equivalents at beginning of period	121,258	60,151

Cash and cash equivalents at end of period	$133,265	$79,708

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

It is suggested that these Consolidated Financial Statements be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 28, 2010. There have been no material changes in the accounting policies followed by the Company during the current fiscal year. Results for an interim period are not indicative of any future interim periods or for an entire fiscal year.

Certain prior year amounts have been reclassified to conform to current year presentation.  These reclassifications did not impact current or historical net income or shareholder’s equity.

2. Recent Accounting Pronouncements

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

3. Acquisitions

During the thirteen weeks ended November 27, 2010, the Company completed one acquisition with an aggregate purchase price of approximately $2.2 million. The results of operations of this acquisition have been included in the Company’s consolidated financial results since the date of the acquisition. This acquisition was not significant in relation to the Company’s consolidated financial results and, therefore, pro forma financial information has not been presented.

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

All financial assets or liabilities that are measured at fair value on a recurring basis (at least annually) have been segregated into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date.  The assets or liabilities measured at fair value on a recurring basis are summarized in the table below (in thousands):

	As of November 27, 2010
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents	$29,650	$—	$—	$29,650
Total	$29,650	$—	$—	$29,650

Liabilities:
Interest rate swap	$—	$881	$—	$881
Total	$—	$881	$—	$881

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

As of November 27, 2010, the Company had recorded the fair value of the interest rate swap of $0.9 million in accrued liabilities and a corresponding loss of $0.5 million in accumulated other comprehensive income, which was net of the associated tax benefit. As of August 28, 2010, the amounts recorded in accrued liabilities and other comprehensive income were $1.6 million and $1.0 million, respectively. The $0.5 million loss deferred in accumulated other comprehensive income as of November 27, 2010 is expected to be reclassified to interest expense prior to its maturity on March 14, 2011.

The Company has recorded any realized gains or losses from its interest rate swap as an adjustment to interest expense in its Consolidated Statements of Income. For both the thirteen weeks ended November 27, 2010 and November 28, 2009, the Company reclassified a loss from accumulated other comprehensive income into interest expense totaling $0.8 million.

6. Employee Benefit Plans

Defined Contribution Retirement Savings Plan

The Company has a defined contribution retirement savings plan with a 401(k) feature for all eligible employees not under collective bargaining agreements. The Company matches a portion of the employee’s contribution and can make an additional contribution at its discretion. Contributions charged to expense under the plan for the thirteen weeks ended November 27, 2010 and November 28, 2009 were $2.6 million and $2.7 million, respectively.

Pension Plans and Supplemental Executive Retirement Plans

The Company maintains an unfunded Supplemental Executive Retirement Plan for certain eligible employees of the Company, a non-contributory defined benefit pension plan covering union employees at one of its locations, and a frozen pension plan the Company assumed in connection with its acquisition of Textilease Corporation in fiscal 2004. The amount charged to expense related to these plans for both the thirteen weeks ended November 27, 2010 and November 28, 2009 was $0.5 million.

7. Net Income Per Share

The Company calculates net income per share in accordance with US GAAP, which requires the Company to allocate income to its unvested participating securities as part of its earnings per share (“EPS”) calculations.  The following table sets forth the computation of basic earnings per share using the two-class method for amounts attributable to the Company’s shares of Common Stock and Class B Common Stock (in thousands, except per share data):

	Thirteen weeks ended
	November 27,	November 28,
	2010	2009
Net income available to shareholders	$23,764	$23,576

Allocation of net income for Basic:
Common Stock	$18,604	$18,516
Class B Common Stock	4,704	5,060
Unvested participating shares	456	—
	$23,764	$23,576

Weighted average number of shares for Basic:
Common Stock	14,753	14,440
Class B Common Stock	4,663	4,932
Unvested participating shares	412	—
	19,828	19,372

Earnings per share for Basic:
Common Stock	$1.26	$1.28
Class B Common Stock	$1.01	$1.03

For diluted EPS, the Company is required to calculate diluted EPS for Common Stock using the more dilutive of the following two methods:

•	The treasury stock method; or

•	The two-class method assuming a participating security is not exercised or converted.

For the thirteen weeks ended November 27, 2010, the Company’s diluted EPS assumes the conversion of the Class B Common Stock into Common Stock and uses the two-class method for its unvested participating shares as follows (in thousands, except per share data):

	Thirteen weeks ended
	November 27, 2010
	Earnings
	to Common	Common
	shareholders	Shares	EPS
As reported - Basic	$18,604	14,753	$1.26

Add: effect of dilutive potential common shares
Share-based awards	—	71
Class B Common Stock	4,704	4,663

Add: Undistributed earnings allocated to
unvested participating shares	443	—

Less: Undistributed earnings reallocated to
unvested participating shares	(421)	—

Diluted EPS – Common Stock	$23,330	19,487	$1.20

Share-based awards that would result in the issuance of 119,088 shares of Common Stock were excluded from the calculation of diluted earnings per share for the thirteen weeks ended November 27, 2010 because they were anti-dilutive.

For the thirteen weeks ended November 28, 2009, the Company’s diluted EPS was calculated using the treasury stock method as follows (in thousands, except per share data):

	Thirteen weeks ended
	November 28, 2009
	Earnings
	to Common	Common
	shareholders	Shares	EPS
As reported - Basic	$18,516	14,440	$1.28

Add: effect of dilutive potential common shares
Share-based awards	—	62
Class B Common Stock	5,060	4,932

Diluted EPS – Common Stock	$23,576	19,434	$1.21

Share-based awards that would result in the issuance of 119,300 shares of Common Stock were excluded from the calculation of diluted earnings per share for the thirteen weeks ended November 28, 2009 because they were anti-dilutive.

As of the thirteen weeks ended November 28, 2009, the diluted earnings per share calculations assumed the conversion of all of the Company’s Class B Common Stock into Common Stock; therefore, no allocation of earnings to Class B Common Stock was required.

8. Asset Retirement Obligations

The Company recognizes asset retirement obligations in the period in which they are incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Company continues to depreciate, on a straight-line basis, the amount added to property, plant and equipment and recognizes accretion expense in connection with the discounted liability over the various remaining lives which range from approximately one to thirty-three years.

A reconciliation of the Company’s asset retirement liability is as follows (in thousands):

November 27, 2010
Beginning balance as of August 28, 2010	$8,899
Accretion expense	147
Ending balance as of November 27, 2010	$9,046

As of November 27, 2010, the $9.0 million asset retirement obligation is included in accrued liabilities in the accompanying Consolidated Balance Sheet.

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

The Company has accrued certain costs related to the sites described above as it has been determined that the costs are probable and can be reasonably estimated. The Company continues to implement mitigation measures and to monitor environmental conditions at the Somerville, Massachusetts site. The Company also has potential exposure related to an additional parcel of land (the "Central Area") related to the Woburn, Massachusetts site discussed above. Currently, the consent decree for the Woburn site does not define or require any remediation work in the Central Area. The United States Environmental Protection Agency (the "EPA") has provided the Company and other signatories to the consent decree with comments on the design and implementation of groundwater and soil remedies at the Woburn site and investigation of environmental conditions in the Central Area.  The Company met with EPA to discuss its comments, and the Company and another signatory to the consent decree subsequently submitted work plans to perform additional environmental investigations.  Such work pursuant to these work plans and other EPA comments has been initiated.  The Company has accrued costs to perform certain work responsive to EPA's comments.

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

There is usually a range of reasonable estimates of the costs associated with each site. The Company’s accruals reflect the amount within the range that constitutes its best estimate. Where it believes that both the amount of a particular liability and the timing of the payments are reliably determinable, the Company adjusts the cost in current dollars using a rate of 3% for inflation until the time of expected payment and discounts the cost to present value using current risk-free interest rates.  As of November 27, 2010, the risk-free interest rates utilized by the Company ranged from 2.9% to 4.2%.

For environmental liabilities that have been discounted, the Company includes interest accretion, based on the effective interest method, in selling and administrative expenses on the Consolidated Statements of Income. The changes to the Company’s environmental liabilities for the thirteen weeks ended November 27, 2010 are as follows (in thousands):

November 27, 2010
Beginning balance as of August 28, 2010	$18,986
Costs incurred for which reserves have been provided	(559)
Insurance proceeds received	76
Interest accretion	170
Changes in discount rates	(838)

Balance as of November 27, 2010	$17,835

Anticipated payments and insurance proceeds of currently identified environmental remediation liabilities as of November 27, 2010, for the next five fiscal years and thereafter, as measured in current dollars, are reflected below (in thousands).

Fiscal year ended August	2011	2012	2013	2014	2015	Thereafter	Total
Estimated costs – current dollars	$3,486	$3,061	$1,806	$934	$804	$13,002	$23,093

Estimated insurance proceeds	(82)	(180)	(150)	(180)	(150)	(2,048)	(2,790)

Net anticipated costs	$3,404	$2,881	$1,656	$754	$654	$10,954	$20,303

Effect of Inflation							7,474
Effect of Discounting							(9,942)

Balance as of November 27, 2010							$17,835

Estimated insurance proceeds are primarily received from an annuity received as part of a legal settlement with an insurance company. Annual proceeds of approximately $0.3 million are deposited into an escrow account which funds remediation and monitoring costs for three sites related to former operations in Williamstown, Vermont. Annual proceeds received but not expended in the current year accumulate in this account and may be used in future years for costs related to this site through the year 2027. As of November 27, 2010, the balance in this escrow account, which is held in a trust and is not recorded in the Company’s Consolidated Balance Sheet, was approximately $2.9 million. Also included in estimated insurance proceeds are amounts the Company is entitled to receive pursuant to legal settlements as reimbursements from three insurance companies for estimated costs at the site in Uvalde, Texas.

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

10. Income Taxes

The Company’s effective income tax rate was 37.0% for the thirteen weeks ended November 27, 2010, as compared to 39.5% for the thirteen weeks ended November 28, 2009.  The decrease in the effective income tax rate for the thirteen week period ended November 27, 2010 was due to the reversal of tax contingency reserves related to the resolution of certain state tax audits as well as a lower provision for U.S. state income taxes compared to the comparable period in fiscal 2010.  The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense which is consistent with the recognition of these items in prior reporting periods.  During the thirteen weeks ended November 27, 2010, there were no material changes in the amount of unrecognized tax benefits or the amount accrued for interest and penalties.

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

11. Long-Term Obligations

The Company has a $225.0 million unsecured revolving credit agreement (“Credit Agreement”) with a syndicate of banks, which matures on September 13, 2011.  Under the Credit Agreement, the Company is able to borrow funds at variable interest rates based on the Eurodollar rate or the bank’s prime rate, as selected by the Company. Availability of credit requires compliance with certain financial and other covenants, including a maximum funded debt ratio and minimum interest coverage as defined in the Credit Agreement.  The Company tests its compliance with these financial covenants on a fiscal quarterly basis. At November 27, 2010, the interest rates applicable to any of the Company’s borrowings under the Credit Agreement would be calculated as LIBOR plus 50 basis points at the time of the respective borrowing.  As of November 27, 2010, the Company had no outstanding borrowings, letters of credit of $38.8 million, and $186.2 million available for borrowing.

The Company is currently in the process of evaluating refinancing alternatives for its Credit Agreement.  The Company believes that it will be able to enter into a new revolving credit facility agreement on terms satisfactory to the Company and that the repayment or refinancing of the Fixed Rate Notes will not adversely affect its financial condition.  If the Company chooses not to refinance, it would utilize its current cash reserves to satisfy this debt obligation.  The Company believes that utilizing its cash in this manner would not negatively impact its liquidity or operations.

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

As of November 27, 2010, the Company was in compliance with all covenants under the Credit Agreement, the Note Agreement and the 2006 Note Agreement.

12. Other Comprehensive Income

The components of other comprehensive income are as follows (in thousands):

Thirteen weeks ended	November 27, 2010	November 28, 2009
Net income	$23,764	$23,576
Other comprehensive income, net of tax
Foreign currency translation adjustments	2,891	2,214
Interest rate swap	456	47

Comprehensive income	$27,111	$25,837

13. Segment Reporting

Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the chief operating decision-maker, or decision-making group, in making decisions on how to allocate resources and assess performance. The Company’s chief operating decision maker is the Company’s chief executive officer. The Company has six operating segments based on the information reviewed by its chief executive officer; US Rental and Cleaning, Canadian Rental and Cleaning, Manufacturing (“MFG”), Corporate, Specialty Garments Rental and Cleaning (“Specialty Garments”) and First Aid. The US Rental and Cleaning and Canadian Rental and Cleaning operating segments have been combined to form the US and Canadian Rental and Cleaning reporting segment, and as a result, the Company has five reporting segments.

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

The Company refers to the US and Canadian Rental and Cleaning, MFG, and Corporate reporting segments combined as its “core laundry operations,” which is included as a subtotal in the following tables (in thousands):

	US and
	Canadian				Subtotal
	Rental and		Net Interco		Core Laundry	Specialty
Thirteen weeks ended	Cleaning	MFG	MFG Elim	Corporate	Operations	Garments	First Aid	Total

November 27, 2010
Revenues	$236,192	$37,705	$(37,705)	$2,499	$238,691	$25,811	$8,588	$273,090

Income (loss) from operations	$42,184	$13,881	$(5,059)	$(16,592)	$34,414	$4,029	$727	$39,170

Interest (income) expense, net	$(509)	$—	$—	$2,130	$1,621	$—	$—	$1,621

Income (loss) before taxes	$42,687	$13,829	$(5,059)	$(18,717)	$32,740	$4,254	$727	$37,721

November 28, 2009
Revenues	$223,879	$20,380	$(20,380)	$1,907	$225,786	$22,877	$7,516	$256,179

Income (loss) from operations	$41,415	$8,403	$(1,262)	$(13,164)	$35,392	$4,613	$422	$40,427

Interest (income) expense, net	$(467)	$—	$—	$2,127	$1,660	$—	$—	$1,660

Income (loss) before taxes	$41,887	$8,337	$(1,262)	$(15,280)	$33,682	$4,864	$422	$38,968

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR FOR FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and any documents incorporated by reference contain forward looking statements within the meaning of the federal securities laws.  Forward looking statements contained in this Quarterly Report on Form 10-Q and any documents incorporated by reference are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995.  Forward looking statements may be identified by words such as “estimates,” “anticipates,” “projects,” “plans,” “expects,” “intends,” “believes,” “seeks,” “could,” “should,” “may,” “will,” or the negative versions thereof, and similar expressions and by the context in which they are used.  Such forward looking statements are based upon our current expectations and speak only as of the date made.  Such statements are highly dependent upon a variety of risks, uncertainties and other important factors that could cause actual results to differ materially from those reflected in such forward looking statements.  Such factors include, but are not limited to, uncertainties regarding our ability to consummate and successfully integrate acquired businesses, uncertainties regarding any existing or newly-discovered expenses and liabilities related to environmental compliance and remediation, our ability to compete successfully without any significant degradation in our margin rates, seasonal fluctuations in business levels, our ability to preserve positive labor relationships and avoid becoming the target of corporate labor unionization campaigns that could disrupt our business, the effect of currency fluctuations on our results of operations and financial condition, our dependence on third parties to supply us with raw materials, any loss of key management or other personnel, increased costs as a result of any future changes in federal or state laws, rules and regulations or governmental interpretation of such laws, rules and regulations, uncertainties regarding the price levels of natural gas, electricity, fuel and labor, the impact of adverse economic conditions and the current tight credit markets on our customers and such customers’ workforce, the level and duration of workforce reductions by our customers, the continuing increase in domestic healthcare costs, demand and prices for our products and services, rampant criminal activity and instability in Mexico where our principal garment manufacturing plants are located, additional professional and internal costs necessary for compliance with recent and proposed future changes in Securities and Exchange Commission (including the Sarbanes-Oxley Act of 2002), New York Stock Exchange and accounting rules, strikes and unemployment levels, our efforts to evaluate and potentially reduce internal costs, economic and other developments associated with the war on terrorism and its impact on the economy, general economic conditions and other factors described under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended August 28, 2010 and in other filings with the Securities and Exchange Commission.  We undertake no obligation to update any forward looking statements to reflect events or circumstances arising after the date on which such statements are made.

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

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, the most important and pervasive accounting policies used and areas most sensitive to material changes from external factors. See Note 1 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended August 28, 2010 for additional discussion of the application of these and other accounting policies.

Results of Operations

The amounts of revenues and certain expense items as well as the related percentage of total revenues for the thirteen weeks ended November 27, 2010 and November 28, 2009, and the percentage changes in revenues and certain expense items as a percentage of total revenues between these periods, are presented in the following table.  Cost of revenues presented in the table below include merchandise costs related to the amortization of rental merchandise in service and direct sales as well as labor and other production, service and delivery costs associated with operating our industrial laundries, Specialty Garments facilities, First Aid locations and our distribution center. Selling and administrative costs include costs related to our sales and marketing functions as well as general and administrative costs associated with our corporate offices and operating locations including information systems, engineering, materials management, manufacturing planning, finance, budgeting, and human resources.

	Thirteen weeks ended

(In thousands, except percentages)	November 27, 2010	% of Revenues	November 28, 2009	% of Revenues	% Change

Revenues	$273,090	100.0%	$256,179	100.0%	6.6%

Operating expenses:
Cost of revenues (1)	163,235	59.8	149,224	58.2	9.4
Selling and administrative expenses (1)	55,183	20.2	51,472	20.1	7.2
Depreciation and amortization	15,502	5.7	15,056	5.9	3.0
Total operating expenses	233,920	85.7	215,752	84.2	8.4

Income from operations	39,170	14.3	40,427	15.8	-3.1

Other expense (income)	1,449	0.5	1,459	0.6	-0.7

Income before income taxes	37,721	13.8	38,968	15.2	-3.2
Provision for income taxes	13,957	5.1	15,392	6.0	-9.3

Net income	$23,764	8.7%	$23,576	9.2%	0.8%

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

Thirteen Weeks Ended November 27, 2010 Compared with Thirteen Weeks Ended November 28, 2009

Revenues

	November 27,	November 28,	Dollar	Percent
(In thousands, except percentages)	2010	2009	Change	Change

Core Laundry Operations	$238,691	$225,786	$12,905	5.7%
Specialty Garments	25,811	22,877	2,934	12.8
First Aid	8,588	7,516	1,072	14.3
Consolidated total	$273,090	$256,179	$16,911	6.6%

For the thirteen weeks ended November 27, 2010, our consolidated revenues increased by $16.9 million from the comparable period in fiscal 2010, or 6.6%.  This increase was primarily driven by a $12.9 million increase in revenues from our core laundry operations.  Core laundry operations’ revenue increased to $238.7 million for the thirteen weeks ended November 27, 2010 from $225.8 million for the comparable period of fiscal 2010, or 5.7%. This increase was attributable to positive organic growth of 4.2%.  Organic growth is comprised of new sales, additions to our existing customer base and price increases offset by lost accounts and reductions to our existing customer base. Our positive organic growth rate in our core laundry operations was accompanied by positive acquisition-related growth of 1.2% and the effect of favorable fluctuations in the Canadian foreign exchange rate, which accounted for a 0.3% increase in revenue for the thirteen weeks ended November 27, 2010 compared to the comparable period in fiscal 2010.

Specialty Garments’ revenues increased to $25.8 million in the first fiscal quarter of 2011 from $22.9 million in the comparable period of 2010, an increase of 12.8%.  The increase in the quarterly revenues was primarily related to the timing of our customers’ power reactor outages in the U.S. and Canadian markets as well as higher direct sales in the first fiscal quarter of 2011.

Cost of Revenues

For the thirteen weeks ended November 27, 2010, cost of revenues increased to 59.8% of revenues, or $163.2 million, from 58.2% of revenues, or $149.2 million, for the thirteen weeks ended November 28, 2009.  This increase was primarily the result of an increase in overall merchandise costs in our core laundry business, higher fuel costs associated to operating our fleet of delivery trucks as well as higher production payroll expense as a percent of revenues.  In addition, cost of revenues as a percent of revenues increased for the Specialty Garments’ segment due the result of a larger percentage of higher-margin project and ancillary service revenues in the first quarter of fiscal 2010.  These increases were partially offset by lower costs related to healthcare and other insurance.

Selling and Administrative Expense

Our selling and administrative expenses increased modestly to 20.2% of revenues, or $55.2 million, for the thirteen weeks ended November 27, 2010 from 20.1% of revenues, or $51.5 million, for the comparable period of fiscal 2010.  This increase was due in part to a $1.2 million increase in share-based compensation expense related to a grant of restricted stock to our Chief Executive Officer in fiscal 2010, partially offset by a $0.8 million accounting benefit we recognized in the thirteen weeks ended November 27, 2010 related to the effect of discount rate fluctuations on the fair value of our environmental liabilities. For the thirteen weeks ended November 27, 2010 compared to the comparable period in fiscal 2010, the continued growth of our sales force and overall selling costs was commensurate with our revenue growth.

Depreciation and Amortization

Our depreciation and amortization expense increased to $15.5 million for the thirteen weeks ended November 27, 2010 from $15.1 million for the thirteen weeks ended November 28, 2009. The increase in depreciation and amortization expense was due to capital expenditures and acquisition activity that occurred within the last twelve months.

Income from Operations

For the thirteen weeks ended November 27, 2010 and November 28, 2009, the changes in our revenues and costs, discussed above, resulted in the following changes in our income from operations:

	November 27,	November 28,	Dollar	Percent
(In thousands, except percentages)	2010	2009	Change	Change

Core Laundry Operations	$34,414	$35,392	$(978)	-2.8%
Specialty Garments	4,029	4,613	(584)	-12.7
First Aid	727	422	305	72.3
Consolidated total	$39,170	$40,427	$(1,257)	-3.1%

Other Expense (income)

Other expense (income), which includes interest expense, interest income and foreign currency exchange (gain) loss, was $1.4 million for the thirteen weeks ended November 27, 2010 compared to $1.5 million for the thirteen weeks ended November 28, 2009. For the thirteen weeks ended November 27, 2010, the average debt outstanding was $181.2 million, as compared to $182.0 million during the thirteen weeks ended November 28, 2009.

Provision for Income Taxes

Our effective income tax rate was 37.0% for the thirteen weeks ended November 27, 2010, as compared to 39.5% for the thirteen weeks ended November 28, 2009.  This change was primarily due to a decrease in our reserves for income tax exposures due to the resolution of certain state tax audits as well as a lower provision for U.S. state income taxes compared to the prior year.

Liquidity and Capital Resources

General

As of November 27, 2010, we had cash and cash equivalents of $133.3 million and working capital of $200.7 million. We believe that current cash and cash equivalent balances, cash generated from operations and amounts available under our Credit Agreement (defined below) will be sufficient to meet our currently anticipated working capital and capital expenditure requirements for at least the next 12 months.

Sources and Uses of Cash

During the thirteen weeks ended November 27, 2010, we generated cash from operating activities of $27.2 million resulting primarily from net income of $23.8 million, net of non-cash amounts charged for depreciation, amortization and accretion of $15.9 million and share-based compensation of $1.7 million.  We also generated cash as a result of increases in accounts payable and accruals of $4.8 million and accrued and deferred income taxes of $10.7 million. These inflows were partially offset by increases in accounts receivable of $17.3 million, rental merchandise in-service of $5.1 million, inventories of $4.8 million and prepaid expenses of $2.4 million.  In the first quarter of fiscal 2011, we used cash to, among other things, invest $12.2 million in capital expenditures and fund an acquisition in the amount of approximately $2.2 million.

Long-Term Debt and Borrowing Capacity

We have a $225.0 million unsecured revolving credit agreement (“Credit Agreement”) with a syndicate of banks, which matures on September 13, 2011.  Under the Credit Agreement, we can borrow funds at variable interest rates based on the Eurodollar rate or the bank’s prime rate, as selected by us. Availability of credit requires our compliance with certain financial and other covenants, including a maximum funded debt ratio and minimum interest coverage as defined in the Credit Agreement.  We test our compliance with these financial covenants on a fiscal quarterly basis. At November 27, 2010, the interest rates applicable to any of the Company’s borrowings under the Credit Agreement would be calculated as LIBOR plus 50 basis points at the time of the respective borrowing.  As of November 27, 2010, under the Credit Agreement we had no outstanding borrowings and outstanding letters of credit of $38.8 million, which leaves $186.2 million available for borrowing as of that date.

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

As of November 27, 2010, we were in compliance with all covenants under the Note Agreement, 2006 Note Agreement and the Credit Agreement.

Our Credit Agreement expires and our Fixed Rate Notes mature in 2011.  We are currently in the process of evaluating refinancing alternatives.  We believe that we will be able to enter into a new revolving credit facility agreement on terms satisfactory to us and that the repayment or refinancing of the Fixed Rate Notes will not adversely affect our financial condition.  If we choose not to refinance, we would utilize our current cash reserves to satisfy this debt obligation.  We believe that utilizing our cash in this manner would not negatively impact our liquidity or operations.

In January 2008, we entered into an interest rate swap agreement to manage our exposure to interest rate movements and the related effect on our variable rate debt.  The swap agreement, with a notional amount of $100.0 million, matures on March 14, 2011. We pay a fixed rate of 3.51% and receive a variable rate tied to the three month LIBOR rate. We have accounted for this instrument as a cash flow hedge and, as a result, have recorded all changes in the fair value of the swap agreement in accumulated other comprehensive income, a component of shareholders’ equity.  For additional information on the interest rate swap, see Note 5, “Derivative Instruments and Hedging Activities”, of these Consolidated Financial Statements.

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

We have accrued certain costs related to the sites described above as it has been determined that the costs are probable and can be reasonably estimated. We continue to implement mitigation measures and to monitor environmental conditions at the Somerville, Massachusetts site. We also have potential exposure related to an additional parcel of land (the “Central Area”) related to the Woburn, Massachusetts site discussed above. Currently, the consent decree for the Woburn site does not define or require any remediation work in the Central Area. The United States Environmental Protection Agency (the “EPA”) has provided us and other signatories to the consent decree with comments on the design and implementation of groundwater and soil remedies at the Woburn site and investigation of environmental conditions in the Central Area.  We met with EPA to discuss its comments, and we and another signatory to the consent decree subsequently submitted work plans to perform additional environmental investigations.  Such work pursuant to these work plans and other EPA comments has been initiated.  We have accrued costs to perform certain work responsive to EPA's comments.

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

There is usually a range of reasonable estimates of the costs associated with each site. Our accruals represent the amount within the range that constitutes our best estimate. When we believe that both the amount of a particular liability and the timing of the payments are reliably determinable, we adjust the cost in current dollars using a rate of 3% for inflation until the time of expected payment and discount the cost to present value using current risk-free interest rates. As of November 27, 2010, the risk-free interest rates we utilized ranged from 2.9% to 4.2%.

For environmental liabilities that have been discounted, we include interest accretion, based on the effective interest method, in selling and administrative expenses on the Consolidated Statements of Income. The changes to the amounts of our environmental liabilities for the thirteen weeks ended November 27, 2010 are as follows (in thousands):

November 27, 2010
Beginning balance as of August 28, 2010	$18,986
Costs incurred for which reserves have been provided	(559)
Insurance proceeds received	76
Interest accretion	170
Changes in discount rates	(838)

Balance as of November 27, 2010	$17,835

Anticipated payments and insurance proceeds relating to currently identified environmental remediation liabilities as of November 27, 2010, for the next five fiscal years and thereafter, as measured in current dollars, are reflected below (in thousands).

Fiscal year ended August	2011	2012	2013	2014	2015	Thereafter	Total
Estimated costs – current dollars	$3,486	$3,061	$1,806	$934	$804	$13,002	$23,093

Estimated insurance proceeds	(82)	(180)	(150)	(180)	(150)	(2,048)	(2,790)

Net anticipated costs	$3,404	$2,881	$1,656	$754	$654	$10,954	$20,303

Effect of Inflation							7,474
Effect of Discounting							(9,942)

Balance as of November 27, 2010							$17,835

Estimated insurance proceeds are primarily received from an annuity received as part of our legal settlement with an insurance company. Annual proceeds of approximately $0.3 million are deposited into an escrow account which funds remediation and monitoring costs for three sites related to our former operations in Williamstown, Vermont. Annual proceeds received but not expended in the current year accumulate in this account and may be used in future years for costs related to this site through the year 2027. As of November 27, 2010, the balance in this escrow account, which is held in a trust and is not recorded in our Consolidated Balance Sheet, was approximately $2.9 million. Also included in estimated insurance proceeds are amounts we are entitled to receive pursuant to legal settlements as reimbursements from three insurance companies for estimated costs at the site in Uvalde, Texas.

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

Contractual Obligations and Other Commercial Commitments

As of November 27, 2010, there were no material changes in our contractual obligations that were disclosed in our Annual Report on Form 10-K for the year ended August 28, 2010.

Recent Accounting Pronouncements

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

We have determined that all of our foreign subsidiaries operate primarily in local currencies that represent the functional currencies of such subsidiaries. All assets and liabilities of our foreign subsidiaries are translated into U.S. dollars using the exchange rate prevailing at the balance sheet date. The effect of exchange rate fluctuations on the translation of assets and liabilities are recorded as a component of shareholders’ equity. Revenues and expenses are translated at the average exchange rates in effect during each month of the fiscal year. As such, our financial condition and operating results are affected by fluctuations in the value of the U.S. dollar as compared to currencies in foreign countries.  Revenues denominated in currencies other than the U.S. dollar represented approximately 9% of total consolidated revenues for the thirteen weeks ended November 27, 2010, and total assets denominated in currencies other than the U.S. dollar represented approximately 10% of total consolidated assets at November 27, 2010. If exchange rates had increased or decreased by 10% from the actual rates in effect during the thirteen weeks ended and as of November 27, 2010, our revenues and assets for the thirteen weeks ended and as of November 27, 2010 would have increased or decreased by approximately $2.4 million and $11.8 million, respectively.

We do not operate a hedging program to mitigate the effect of a significant change in the value of our foreign subsidiaries functional currencies, which include the Canadian Dollar, Euro, British Pound, and Mexican Peso, as compared to the U.S. dollar. Any gains or   losses resulting from foreign currency transactions, including exchange rate fluctuations on intercompany accounts, are reported as transaction (gains) losses in our other expense (income). The intercompany payables and receivables are denominated in Canadian Dollars, Euros, British Pounds and Mexican Pesos. During the thirteen weeks ended November 27, 2010, transaction gains included in other expense (income) were approximately $0.2 million. If the exchange rates had changed by 10% during the thirteen weeks ended November 27, 2010, we would have recognized exchange gains or losses of approximately $0.9 million.

Interest Rate Sensitivity

We are exposed to market risk from changes in interest rates which may adversely affect our financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, we manage these exposures through our regular operating and financing activities. We are exposed to interest rate risk primarily through our borrowings under our $225.0 million Credit Agreement with a syndicate of banks and our 2006 Floating Rate Notes which were purchased by a group of insurance companies pursuant to the 2006 Note Agreement. Under both agreements, we borrow funds at variable interest rates based on the Eurodollar rate or LIBOR rates. If the LIBOR and Eurodollar rates fluctuated by 10% from the actual rates in effect during the thirteen weeks ended November 27, 2010, our interest expense would have fluctuated by a nominal amount from the interest expense recognized for the thirteen weeks ended November 27, 2010.

In January 2008, we entered into an interest rate swap agreement to manage our exposure to interest rate movements and the related effect on our variable rate debt.  The swap agreement, with a notional amount of $100.0 million, matures on March 14, 2011. We pay a fixed rate of 3.51% and receive a variable rate tied to the three month LIBOR rate. We have accounted for this instrument as a cash flow hedge in accordance with U.S. GAAP and, as a result, have recorded all changes in the fair value of the swap agreement in accumulated other comprehensive income, a component of shareholders’ equity.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that material information relating to the Company required to be disclosed by the Company in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures. We continue to review our disclosure controls and procedures, and our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of fiscal year 2011 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

To our knowledge, there have been no material changes in the risk factors described in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended August 28, 2010.  In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended August 28, 2010, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED)

ITEM 5.  OTHER INFORMATION

None.

 ITEM 6. EXHIBITS

*	10.1 Form of UniFirst Corporation Stock Appreciation Right Award Agreement for Employees under the UniFirst Corporation Amended 1996 Stock Incentive Plan, as amended

*	10.2 Form of UniFirst Corporation Stock Appreciation Right Award Agreement for Non-Employee Directors under the UniFirst Corporation Amended 1996 Stock Incentive Plan, as amended

*	31.1 Rule 13a-14(a)/15d-14(a) Certification of Ronald D. Croatti

*	31.2 Rule 13a-14(a)/15d-14(a) Certification of Steven S. Sintros

**	32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**	32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

***
101 The following materials from UniFirst Corporation’s Quarterly Report on Form 10-Q for the quarter ended November 27, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

*	Filed herewith

**	Furnished herewith

***
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

January 6, 2011		UniFirst Corporation

	By:	/s/ Ronald D. Croatti
Ronald D. Croatti
President and Chief Executive Officer

January 6, 2011		UniFirst Corporation

	By:	/s/ Steven S. Sintros
Steven S. Sintros
Vice President and Chief Financial Officer

 EXHIBIT INDEX

*	10.1 Form of UniFirst Corporation Stock Appreciation Right Award Agreement for Employees under the UniFirst Corporation Amended 1996 Stock Incentive Plan, as amended

*	10.2 Form of UniFirst Corporation Stock Appreciation Right Award Agreement for Non-Employee Directors under the UniFirst Corporation Amended 1996 Stock Incentive Plan, as amended

*	31.1 Rule 13a-14(a)/15d-14(a) Certification of Ronald D. Croatti

*	31.2 Rule 13a-14(a)/15d-14(a) Certification of Steven S. Sintros

**	32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**	32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

***
101 The following materials from UniFirst Corporation’s Quarterly Report on Form 10-Q for the quarter ended November 27, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

*	Filed herewith

**	Furnished herewith

***
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.