Form 10-Q
period 2011-02-26
UNIFIRST CORP
filed 2011-04-07
CIK 717954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
  WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 26, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number:  001-08504

UNIFIRST CORPORATION
(Exact name of Registrant as Specified in Its Charter)

Massachusetts	04-2103460
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

68 Jonspin Road, Wilmington, MA	01887
(Address of Principal Executive Offices)	(Zip Code)

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

The number of outstanding shares of UniFirst Corporation Common Stock and Class B Common Stock at April 1, 2011 were 14,962,479 and 4,902,569, respectively.

UniFirst Corporation
Quarterly Report on Form 10-Q
For the Quarter ended February 26, 2011

Table of Contents

Part I – FINANCIAL INFORMATION

Item 1 – Financial Statements

Consolidated Statements of Income for the thirteen and twenty-six weeks ended February 26, 2011 and February 27, 2010

Consolidated Balance Sheets as of February 26, 2011 and August 28, 2010

Consolidated Statements of Cash Flows for the twenty-six weeks ended February 26, 2011 and February 27, 2010

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
Ex-31.1 Section 302 Certification of CEO
Ex-31.2 Section 302 Certification of CFO
Ex-32.1 Section 906 Certification of CEO
Ex-32.2 Section 906 Certification of CFO

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

UniFirst Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
	February 26,	February 27,	February 26,	February 27,
(In thousands, except per share data)	2011	2010	2011	2010

Revenues	$278,595	$253,562	$551,685	$509,741

Operating expenses:
Cost of revenues (1)	176,233	157,025	339,468	306,249
Selling and administrative expenses (1)	58,614	52,423	113,797	103,895
Depreciation and amortization	16,075	15,033	31,577	30,089
Total operating expenses	250,922	224,481	484,842	440,233

Income from operations	27,673	29,081	66,843	69,508

Other expense (income):
Interest expense	2,202	2,185	4,405	4,369
Interest income	(654)	(545)	(1,236)	(1,069)
Exchange rate (gain) loss	(219)	783	(391)	582
Total other expense (income)	1,329	2,423	2,778	3,882

Income before income taxes	26,344	26,658	64,065	65,626
Provision for income taxes	10,067	10,432	24,024	25,824

Net income	$16,277	$16,226	$40,041	$39,802

Income per share – Basic:
Common Stock	$0.86	$0.88	$2.12	$2.16
Class B Common Stock	$0.69	$0.71	$1.70	$1.73

Income per share – Diluted:
Common Stock	$0.82	$0.83	$2.02	$2.05

Income allocated to – Basic:
Common Stock	$12,750	$12,750	$31,356	$31,267
Class B Common Stock	$3,218	$3,476	$7,921	$8,535

Income allocated to – Diluted:
Common Stock	$15,983	$16,226	$39,314	$39,802

Weighted average number of shares outstanding – Basic:
Common Stock	14,778	14,467	14,766	14,454
Class B Common Stock	4,661	4,931	4,662	4,932

Weighted average number of shares outstanding – Diluted:
Common Stock	19,528	19,477	19,503	19,455

Dividends declared per share:
Common Stock	$0.0375	$0.0375	$0.0750	$0.0750
Class B Common Stock	$0.0300	$0.0300	$0.0600	$0.0600

(1) Exclusive of depreciation on the Company’s property, plant and equipment and amortization of its intangible assets.

The accompanying notes are an integral part of these
Consolidated Financial Statements.

UniFirst Corporation and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

(In thousands, except share data)	February 26, 2011	August 28, 2010(a)
Assets
Current assets:
Cash and cash equivalents	$107,487	$121,258
Receivables, less reserves of $5,062 and $4,102, respectively	124,237	105,247
Inventories	58,475	47,630
Rental merchandise in service	98,510	86,633
Prepaid and deferred income taxes	24,343	14,252
Prepaid expenses	4,316	3,004

Total current assets	417,368	378,024

Property, plant and equipment:
Land, buildings and leasehold improvements	343,417	334,037
Machinery and equipment	386,243	370,088
Motor vehicles	127,371	121,135

Total property, plant and equipment	857,031	825,260
Less -- accumulated depreciation	467,808	444,061

Total property, plant and equipment, net	389,223	381,199

Goodwill	280,599	271,857
Customer contracts, net	57,296	56,528
Other intangible assets, net	2,274	2,509
Other assets	2,197	2,178
	$1,148,957	$1,092,295

Liabilities and shareholders' equity
Current liabilities:
Current maturities of long-term obligations	$80,371	$81,160
Accounts payable	44,081	45,931
Accrued liabilities	86,169	83,804

Total current liabilities	210,621	210,895

Long-term liabilities:
Long-term debt, net of current maturities	100,197	100,304
Accrued liabilities	31,123	30,290
Accrued and deferred income taxes	48,123	42,756

Total long-term liabilities	179,443	173,350

Commitments and contingencies (Note 9)
Shareholders' equity:
Preferred stock, $1.00 par value; 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $0.10 par value; 30,000,000 shares authorized; 14,961,179 and 14,913,379 issued and outstanding, respectively	1,496	1,491
Class B Common Stock, $0.10 par value; 20,000,000 shares authorized; 4,903,369 and 4,913,369 issued and outstanding, respectively	490	491
Capital surplus	29,827	25,329
Retained earnings	717,502	678,876
Accumulated other comprehensive income	9,578	1,863

Total shareholders' equity	758,893	708,050

	$1,148,957	$1,092,295

(a) Derived from audited financial statements
The accompanying notes are an integral part of these
Consolidated Financial Statements.

UniFirst Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

Twenty-six weeks ended (In thousands)	February 26, 2011	February 27, 2010
Cash flows from operating activities:
Net income	$40,041	$39,802
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	26,574	25,619
Amortization of intangible assets	5,003	4,470
Amortization of deferred financing costs	133	133
Share-based compensation	3,492	848
Accretion on environmental contingencies	341	397
Accretion on asset retirement obligations	295	284
Deferred income taxes	5,620	(340)
Changes in assets and liabilities, net of acquisitions:
Receivables	(17,538)	(6,890)
Inventories	(10,602)	3,042
Rental merchandise in service	(10,165)	(846)
Prepaid expenses	(1,292)	(448)
Accounts payable	(2,138)	(1,760)
Accrued liabilities	3,798	3,876
Prepaid and accrued income taxes	(10,941)	(3,050)
Net cash provided by operating activities	32,621	65,137

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(16,326)	(13,156)
Capital expenditures	(31,191)	(27,840)
Other	35	(1,106)
Net cash used in investing activities	(47,482)	(42,102)

Cash flows from financing activities:
Proceeds from long-term obligations	—	8,850
Payments on long-term obligations	(1,102)	(9,006)
Proceeds from exercise of Common Stock options	1,009	996
Payment of cash dividends	(1,414)	(1,381)
Net cash used in financing activities	(1,507)	(541)

Effect of exchange rate changes	2,597	1,604

Net (decrease) increase in cash and cash equivalents	(13,771)	24,098
Cash and cash equivalents at beginning of period	121,258	60,151

Cash and cash equivalents at end of period	$107,487	$84,249

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

3. Acquisitions

During the twenty-six weeks ended February 26, 2011, the Company completed six acquisitions with an aggregate purchase price of approximately $16.3 million. The results of operations of these acquisitions have been included in the Company’s consolidated financial results since their respective acquisition dates. None of these acquisitions was significant in relation to the Company’s consolidated financial results and, therefore, pro forma financial information has not been presented.

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

All financial assets or liabilities that are measured at fair value on a recurring basis (at least annually) have been segregated into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date.  The assets or liabilities measured at fair value on a recurring basis are summarized in the table below (in thousands):

	As of February 26, 2011
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents	$30,872	$—	$—	$30,872
Total	$30,872	$—	$—	$30,872

Liabilities:
Interest rate swap	$—	$125	$—	$125
Total	$—	$125	$—	$125

5. Derivative Instruments and Hedging Activities

All derivative financial instruments are recognized at fair value and are recorded in accrued liabilities in the Company’s Consolidated Balance Sheets. In January 2008, the Company entered into an interest rate swap agreement to manage its exposure to interest rate movements and the related effect on its variable rate debt. The Company concluded that the interest rate swap met the criteria to qualify as a cash flow hedge under US GAAP. Accordingly, the Company has reflected all changes in the fair value of the swap agreement in accumulated other comprehensive income, a component of shareholders’ equity. The swap agreement, with a notional amount of $100.0 million, matured on March 14, 2011. The Company paid a fixed rate of 3.51% and received a variable rate tied to the three month LIBOR rate.

As of February 26, 2011, the Company had recorded the fair value of the interest rate swap of $0.1 million in current accrued liabilities and a corresponding loss of $0.1 million in accumulated other comprehensive income, which was net of the associated tax benefit. As of August 28, 2010, the amounts recorded in accrued liabilities and other comprehensive income were $1.6 million and $1.0 million, respectively. The $0.1 million loss deferred in accumulated other comprehensive income as of February 26, 2011 was expected to be reclassified to interest expense prior to the swap agreement maturity on March 14, 2011.

The Company has recorded any realized gains or losses from its interest rate swap as an adjustment to interest expense in its Consolidated Statements of Income.  For both the thirteen weeks ended February 26, 2011 and February 27, 2010, the Company reclassified a loss from accumulated other comprehensive income into interest expense totaling $0.8 million.  For both the twenty-six weeks ended February 26, 2011 and February 27, 2010, the Company reclassified a loss from accumulated other comprehensive income into interest expense totaling $1.6 million.

6. Employee Benefit Plans

Defined Contribution Retirement Savings Plan

The Company has a defined contribution retirement savings plan with a 401(k) feature for all eligible employees not under collective bargaining agreements. The Company matches a portion of the employee’s contribution and can make an additional contribution at its discretion. Contributions charged to expense under the plan for the thirteen weeks ended February 26, 2011 and February 27, 2010 were $2.6 million and $2.7 million, respectively. Contributions charged to expense under the plan for the twenty-six weeks ended February 26, 2011 and February 27, 2010 were $5.2 million and $5.3 million, respectively.

Pension Plans and Supplemental Executive Retirement Plans

The Company maintains an unfunded Supplemental Executive Retirement Plan for certain eligible employees of the Company, a non-contributory defined benefit pension plan covering union employees at one of its locations, and a frozen pension plan the Company assumed in connection with its acquisition of Textilease Corporation in fiscal 2004. The amounts charged to expense related to these plans for both the thirteen weeks ended February 26, 2011 and February 27, 2010 was $0.5 million. The amounts charged to expense related to these plans for the twenty-six weeks ended February 26, 2011 and February 27, 2010 were $1.0 million and $0.9 million, respectively.

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

	Thirteen weeks ended		Twenty-six weeks ended
	February 26,	February 27,	February 26,	February 27,
	2011	2010	2011	2010

Net income	$16,277	$16,226	$40,041	$39,802

Allocation of net income for Basic:
Common Stock	$12,750	$12,750	$31,356	$31,267
Class B Common Stock	3,218	3,476	7,921	8,535
Unvested participating shares	309	—	764	—
	$16,277	$16,226	$40,041	$39,802

Weighted average number of shares for Basic:
Common Stock	14,778	14,467	14,766	14,454
Class B Common Stock	4,661	4,931	4,662	4,932
Unvested participating shares	408	—	410	—
	19,847	19,398	19,838	19,386

Earnings per share for Basic:
Common Stock	$0.86	$0.88	$2.12	$2.16
Class B Common Stock	0.69	0.71	1.70	1.73

For diluted EPS, the Company is required to calculate diluted EPS for Common Stock using the more dilutive of the following two methods:

•	The treasury stock method; or

•	The two-class method assuming a participating security is not exercised or converted.

For the thirteen and twenty-six weeks ended February 26, 2011, the Company’s diluted EPS assumes the conversion of all vested Class B Common Stock into Common Stock and uses the two-class method for its unvested participating shares as follows (in thousands, except per share data):

	Thirteen weeks			Twenty-six weeks
	ended February 26, 2011			ended February 26, 2011
	Earnings			Earnings
	to Common	Common		to Common	Common
	shareholders	Shares	EPS	shareholders	Shares	EPS

As reported - Basic	$12,750	14,778	$0.86	$31,356	14,766	$2.12

Add: effect of dilutive potential common shares
Share-based awards	—	89		—	75
Class B Common Stock	3,218	4,661		7,921	4,662

Add: Undistributed earnings allocated to
unvested participating shares	295	—		737	—

Less: Undistributed earnings reallocated to
unvested participating shares	(280)	—		(700)	—

Diluted EPS – Common Stock	$15,983	19,528	$0.82	$39,314	19,503	$2.02

Share-based awards that would result in the issuance of 19,197 and 127,780 shares of Common Stock were excluded from the calculation of diluted earnings per share for the thirteen and twenty-six weeks ended February 26, 2011, respectively, because they were anti-dilutive.

For the thirteen and twenty-six weeks ended February 27, 2010, the Company’s diluted EPS was calculated using the treasury stock method as follows (in thousands, except per share data):

	Thirteen weeks			Twenty-six weeks
	ended February 27, 2010			ended February 27, 2010
	Earnings			Earnings
	to Common	Common		to Common	Common
	shareholders	Shares	EPS	shareholders	Shares	EPS

As reported - Basic	$12,750	14,467	$0.88	$31,267	14,454	$2.16

Add: effect of dilutive potential common shares
Share-based awards	—	79		—	69
Class B Common Stock	3,476	4,931		8,535	4,932

Diluted EPS – Common Stock	$16,226	19,477	$0.83	$39,802	19,455	$2.05

Share-based awards that would result in the issuance of 110,300 shares of Common Stock were excluded from the calculation of diluted earnings per share for both the thirteen and twenty-six weeks ended February 27, 2010 because they were anti-dilutive.

For the thirteen and twenty-six weeks ended February 27, 2010, the diluted earnings per share calculations assumed the conversion of all of the Company’s Class B Common Stock into Common Stock; therefore, no allocation of earnings to Class B Common Stock was required.

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

A reconciliation of the Company’s asset retirement liability is as follows (in thousands):

February 26, 2011
Beginning balance as of August 28, 2010	$8,899
Accretion expense	295
Ending balance as of February 26, 2011	$9,194

As of February 26, 2011, the $9.2 million asset retirement obligation is included in current accrued liabilities in the accompanying Consolidated Balance Sheet.

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

Under environmental laws, an owner or lessee of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances located on, or in, or emanating from, such property, as well as related costs of investigation and property damage. Such laws often impose liability without regard to whether the owner or lessee knew of, or was responsible for the presence of such hazardous or toxic substances. There can be no assurances that acquired or leased locations have been operated in compliance with environmental laws and regulations or that future uses or conditions will not result in the imposition of liability upon the Company under such laws or expose the Company to third-party actions such as tort suits. The Company continues to address environmental conditions under terms of consent orders negotiated with the applicable environmental authorities or otherwise with respect to sites located in or related to Woburn, Massachusetts, Somerville, Massachusetts, Springfield, Massachusetts, Uvalde, Texas, Stockton, California, three sites related to former operations in Williamstown, Vermont, as well as a number of additional locations that it acquired as part of its acquisition of Textilease Corporation in September 2003.  In addition, the Company is investigating potential contamination at its Landover, Maryland facility in response to a notice it received in 2010 from the Maryland Department of Environment.

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

There is usually a range of reasonable estimates of the costs associated with each site. The Company’s accruals reflect the amount within the range that constitutes its best estimate. Where it believes that both the amount of a particular liability and the timing of the payments are reliably determinable, the Company adjusts the cost in current dollars using a rate of 3% for inflation until the time of expected payment and discounts the cost to present value using current risk-free interest rates.  As of February 26, 2011, the risk-free interest rates utilized by the Company ranged from 3.4% to 4.5%.

For environmental liabilities that have been discounted, the Company includes interest accretion, based on the effective interest method, in selling and administrative expenses on the Consolidated Statements of Income. The changes to the Company’s environmental liabilities for the twenty-six weeks ended February 26, 2011 are as follows (in thousands):

February 26, 2011
Beginning balance as of August 28, 2010	$18,986
Costs incurred for which reserves have been provided	(1,161)
Insurance proceeds received	139
Interest accretion	341
Change in discount rates	(1,310)

Balance as of February 26, 2011	$16,995

Anticipated payments and insurance proceeds of currently identified environmental remediation liabilities as of February 26, 2011, for the next five fiscal years and thereafter, as measured in current dollars, are reflected below (in thousands).

Fiscal year ended August	2011	2012	2013	2014	2015	Thereafter	Total
Estimated costs – current dollars	$2,884	$3,061	$1,806	$934	$804	$13,002	$22,491

Estimated insurance proceeds	(18)	(180)	(150)	(180)	(150)	(2,048)	(2,726)

Net anticipated costs	$2,866	$2,881	$1,656	$754	$654	$10,954	$19,765

Effect of Inflation							7,644
Effect of Discounting							(10,414)

Balance as of February 26, 2011							$16,995

Estimated insurance proceeds are primarily received from an annuity received as part of a legal settlement with an insurance company. Annual proceeds of approximately $0.3 million are deposited into an escrow account which funds remediation and monitoring costs for three sites related to former operations in Williamstown, Vermont. Annual proceeds received but not expended in the current year accumulate in this account and may be used in future years for costs related to this site through the year 2027. As of February 26, 2011, the balance in this escrow account, which is held in a trust and is not recorded in the Company’s Consolidated Balance Sheet, was approximately $2.8 million. Also included in estimated insurance proceeds are amounts the Company is entitled to receive pursuant to legal settlements as reimbursements from three insurance companies for estimated costs at the site in Uvalde, Texas.

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

10. Income Taxes

The Company’s effective income tax rate was 38.2% and 37.5% for the thirteen and twenty-six weeks ended February 26, 2011, respectively, as compared to 39.1% and 39.4% for the thirteen and twenty-six weeks ended February 27, 2010, respectively.  The decrease in the effective income tax rate was due to the reversal of tax contingency reserves related to the resolution of certain state tax audits as well as decreases in the Canadian federal and provincial tax rates.  The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense which is consistent with the recognition of these items in prior reporting periods.  During the twenty-six weeks ended February 26, 2011, there were no material changes in the amount of unrecognized tax benefits or the amount accrued for interest and penalties.

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

11. Long-Term Obligations

The Company has a $225.0 million unsecured revolving credit agreement (“Credit Agreement”) with a syndicate of banks, which matures on September 13, 2011.  Under the Credit Agreement, the Company is able to borrow funds at variable interest rates based on the Eurodollar rate or the bank’s prime rate, as selected by the Company. Availability of credit requires compliance with certain financial and other covenants, including a maximum funded debt ratio and minimum interest coverage as defined in the Credit Agreement.  The Company tests its compliance with these financial covenants on a fiscal quarterly basis. At February 26, 2011, the interest rates applicable to the Company’s borrowings under the Credit Agreement would be calculated as LIBOR plus 50 basis points at the time of the respective borrowing.  As of February 26, 2011, the Company had no outstanding borrowings, letters of credit amounting to $39.2 million, and $185.8 million available for borrowing under the Credit Agreement.

On June 14, 2004, the Company issued $75.0 million of fixed rate notes (“Fixed Rate Notes”) pursuant to a Note Purchase Agreement (“Note Agreement”) with a seven year term (maturing June 2011) and bearing interest at 5.27%.  The Company also issued $90.0 million of floating rate notes which were repaid in September 2005 and September 2006.

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

As of February 26, 2011, the Company was in compliance with all covenants under the Credit Agreement, the Note Agreement and the 2006 Note Agreement.

The Company’s Credit Agreement expires and their fixed rate notes mature in 2011.  The Company is currently in the process of evaluating refinancing alternatives for its Credit Agreement.  The Company believes that it will be able to enter into a new revolving credit facility agreement on terms satisfactory to the Company and that the repayment or refinancing of the Fixed Rate Notes will not adversely affect its financial condition.  If the Company chooses not to refinance, it would utilize its current cash reserves to satisfy this debt obligation.  The Company believes that utilizing its cash in this manner would not negatively impact its liquidity or operations.

12. Other Comprehensive Income

The components of other comprehensive income are as follows (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	February 26,	February 27,	February 26,	February 27,
	2011	2010	2011	2010

Net income	$16,277	$16,226	$40,041	$39,802
Other comprehensive income, net of tax:
Foreign currency translation adjustments	3,907	143	6,798	2,357
Interest rate swap	461	314	917	361

Comprehensive income	$20,645	$16,683	$47,756	$42,520

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

The Company refers to the US and Canadian Rental and Cleaning, MFG, and Corporate reporting segments combined as its “core laundry operations,” which is included as a subtotal in the following tables (in thousands):

	US and
	Canadian				Subtotal
	Rental and		Net Interco		Core Laundry	Specialty
Thirteen weeks ended	Cleaning	MFG	MFG Elim	Corporate	Operations	Garments	First Aid	Total

February 26, 2011
Revenues	$244,306	$34,880	$(34,880)	$2,562	$246,868	$23,516	$8,211	$278,595

Income (loss) from operations	$32,802	$11,567	$(1,739)	$(19,552)	$23,078	$3,728	$867	$27,673

Interest (income) expense, net	$(604)	$—	$—	$2,152	$1,548	$—	$—	$1,548

Income (loss) before taxes	$33,396	$11,516	$(1,739)	$(21,705)	$21,468	$4,009	$867	$26,344

February 27, 2010
Revenues	$225,671	$22,082	$(22,082)	$1,611	$227,282	$19,428	$6,852	$253,562

Income (loss) from operations	$35,307	$7,943	$(737)	$(15,723)	$26,790	$2,122	$169	$29,081

Interest (income) expense, net	$(518)	$—	$—	$2,158	$1,640	$—	$—	$1,640

Income (loss) before taxes	$35,826	$7,953	$(737)	$(17,888)	$25,154	$1,335	$169	$26,658

	US and
	Canadian				Subtotal
	Rental and		Net Interco		Core Laundry	Specialty
Twenty-six weeks ended	Cleaning	MFG	MFG Elim	Corporate	Operations	Garments	First Aid	Total

February 26, 2011
Revenues	$480,498	$72,585	(72,585)	$5,061	$485,559	$49,327	$16,799	$551,685

Income (loss) from operations	$74,986	$25,448	(6,798)	$(36,144)	$57,492	$7,757	$1,594	$66,843

Interest (income) expense, net	$(1,113)	$—	—	$4,282	$3,169	$—	$—	$3,169

Income (loss) before taxes	$76,083	$25,345	(6,798)	$(40,422)	$54,208	$8,263	$1,594	$64,065

February 27, 2010
Revenues	$449,550	$42,462	(42,462)	$3,518	$453,068	$42,305	$14,368	$509,741

Income (loss) from operations	$76,722	$16,346	(1,999)	$(28,887)	$62,182	$6,735	$591	$69,508

Interest (income) expense, net	$(985)	$—	—	$4,285	$3,300	$—	$—	$3,300

Income (loss) before taxes	$77,713	$16,290	(1,999)	$(33,168)	$58,836	$6,199	$591	$65,626

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR FOR FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and any documents incorporated by reference contain forward looking statements within the meaning of the federal securities laws.  Forward looking statements contained in this Quarterly Report on Form 10-Q and any documents incorporated by reference are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995.  Forward looking statements may be identified by words such as “estimates,” “anticipates,” “projects,” “plans,” “expects,” “intends,” “believes,” “seeks,” “could,” “should,” “may,” “will,” or the negative versions thereof, and similar expressions and by the context in which they are used.  Such forward looking statements are based upon our current expectations and speak only as of the date made.  Such statements are highly dependent upon a variety of risks, uncertainties and other important factors that could cause actual results to differ materially from those reflected in such forward looking statements.  Such factors include, but are not limited to, uncertainties regarding our ability to consummate and successfully integrate acquired businesses, uncertainties regarding any existing or newly-discovered expenses and liabilities related to environmental compliance and remediation, our ability to compete successfully without any significant degradation in our margin rates, seasonal fluctuations in business levels, our ability to preserve positive labor relationships and avoid becoming the target of corporate labor unionization campaigns that could disrupt our business, the effect of currency fluctuations on our results of operations and financial condition, our dependence on third parties to supply us with raw materials, any loss of key management or other personnel, increased costs as a result of any future changes in federal or state laws, rules and regulations or governmental interpretation of such laws, rules and regulations, uncertainties regarding the price levels of natural gas, electricity, fuel and labor, the impact of adverse economic conditions and the current tight credit markets on our customers and such customers’ workforces, the level and duration of workforce reductions by our customers, the continuing increase in domestic healthcare costs, demand and prices for our products and services, rampant criminal activity and instability in Mexico where our principal garment manufacturing plants are located, additional professional and internal costs necessary for compliance with recent and proposed future changes in Securities and Exchange Commission (including the Sarbanes-Oxley Act of 2002), New York Stock Exchange and accounting rules, strikes and unemployment levels, our efforts to evaluate and potentially reduce internal costs, economic and other developments associated with the war on terrorism and its impact on the economy, general economic conditions and other factors described under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended August 28, 2010 and in other filings with the Securities and Exchange Commission.  We undertake no obligation to update any forward looking statements to reflect events or circumstances arising after the date on which such statements are made.

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

Results of Operations

The amounts of revenues and certain expense items as well as the related percentage of total revenues for the thirteen and twenty-six weeks ended February 26, 2011 and the thirteen and twenty-six weeks ended February 27, 2010, and the percentage changes in revenues and certain expense items as a percentage of total revenues between these periods, are presented in the following table.  Cost of revenues presented in the table below include merchandise costs related to the amortization of rental merchandise in service and direct sales as well as labor and other production, service and delivery costs associated with operating our industrial laundries, Specialty Garments facilities, First Aid locations and our distribution center. Selling and administrative costs include costs related to our sales and marketing functions as well as general and administrative costs associated with our corporate offices and operating locations including information systems, engineering, materials management, manufacturing planning, finance, budgeting, and human resources.

	Thirteen weeks ended					Twenty-six weeks ended
(In thousands, except percentages)	February 26, 2011	% of Rev.	February 27, 2010	% of Rev.	% Change	February 26, 2011	% of Rev.	February 27, 2010	% of Rev.	% Change

Revenues	$278,595	100.0%	$253,562	100.0%	9.9%	$551,685	100.0%	$509,741	100%	8.2%

Operating expenses:
Cost of revenues (1)	176,233	63.3	157,025	61.9	12.2	339,468	61.5	306,249	60.1	10.8
Selling and administrative expenses (1)	58,614	21.0	52,423	20.7	11.8	113,797	20.6	103,895	20.4	9.5
Depreciation and amortization	16,075	5.8	15,033	5.9	6.9	31,577	5.7	30,089	5.9	4.9
	250,922	90.1	224,481	88.5	11.8	484,842	87.9	440,233	86.4	10.1

Income from operations	27,673	9.9	29,081	11.5	-4.8	66,843	12.1	69,508	13.6	-3.8

Other expense (income)	1,329	0.5	2,423	1.0	-45.2	2,778	0.5	3,882	0.8	-28.4

Income before income taxes	26,344	9.5	26,658	10.5	-1.2	64,065	11.6	65,626	12.9	-2.4
Provision for income taxes	10,067	3.6	10,432	4.1	-3.5	24,024	4.4	25,824	5.1	-7.0

Net income	$16,277	5.8%	$16,226	6.4%	0.3%	$40,041	7.3%	$39,802	7.8%	0.6%

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

As part of our recent revenue growth, we have been experiencing increased merchandise costs.  This increase has been primarily due to our increased investment in merchandise to the levels needed to support our existing wearer base.  During fiscal 2009 and early fiscal 2010, our results of operations benefitted from our utilization of used garments that our customers returned to us as a result of reductions in their workforces. Over the last few quarters, we have put significantly more new garments into service to meet the day-to-day needs of our existing wearer base.  In addition, increased new account sales, including some larger national accounts, have also required us to make a large initial investment in merchandise.  Finally, certain OSHA regulations have mandated that many of our customers provide their employees with flame resistant garments, which are higher cost garments. These regulations, combined with an increase in oil prices that has positively impacted the wearer levels of certain of our customers, particularly in Texas, has caused us to place significantly more of these higher cost specialized garments into service. We expect the increase in merchandise costs to continue for at least the remainder of the fiscal year, which will have a negative effect on our margins throughout this period.

In addition, throughout the first half of fiscal 2011, the prices of cotton and oil-based fabrics have continued to increase. Unless these costs moderate, our results of operations may be negatively impacted.

The price of fuel and energy needed to run our vehicles and equipment is unpredictable and fluctuates based on events outside our control, including geopolitical developments, supply and demand for oil and gas, actions by OPEC and other oil and gas producers, war and unrest in oil producing countries, regional production patterns, limits on refining capacities, natural disasters and environmental concerns. As discussed below, the recent increases in fuel costs have had a negative impact on our delivery and production costs.  At the current cost of fuel and energy, our results of operations may continue to be negatively affected for at least the balance of our fiscal year.

Thirteen weeks ended February 26, 2011 compared with thirteen weeks ended February 27, 2010

Revenues

	February 26,	February 27,	Dollar	Percent
(In thousands, except percentages)	2011	2010	Change	Change

Core Laundry Operations	$246,868	$227,282	$19,586	8.6%
Specialty Garments	23,516	19,428	4,088	21.0
First Aid	8,211	6,852	1,359	19.8
Consolidated total	$278,595	$253,562	$25,033	9.9%

For the thirteen weeks ended February 26, 2011, our consolidated revenues increased by $25.0 million from the comparable period in fiscal 2010, or 9.9%.  This increase was primarily driven by a $19.6 million increase in revenues in our core laundry operations.  Core laundry revenues increased to $246.9 million for the thirteen weeks ended February 26, 2011 from $227.3 million for the comparable period of 2010, or 8.6%. This increase was primarily attributable to positive organic growth of 6.7%.  Organic growth is comprised of new sales, additions to our existing customer base and price increases, offset by lost accounts and reductions to our existing customer base. Our positive organic growth rate in our core laundry operations was accompanied by positive acquisition related growth of 1.5% and the effect of favorable fluctuations in the Canadian foreign exchange rate, which accounted for a 0.4% increase in revenue for the thirteen weeks ended February 26, 2011 compared to the comparable period in fiscal 2010.

Specialty Garments’ revenues increased to $23.5 million in the second quarter of 2011 from $19.4 million in the comparable period of 2010, an increase of 21.0%.  This increase was primarily due to increased revenue associated with ancillary services and Canadian reactor projects in addition to improved results from its cleanroom operations.  First Aid revenues increased by $1.4 million, or 19.8%, as a result of better performance from the segment’s wholesale distribution and pill packaging operations.

Cost of Revenues

Cost of revenues increased as a percentage of revenues from 61.9%, or $157.0 million for the thirteen weeks ended February 27, 2010, to 63.3%, or $176.2 million for the thirteen weeks ended February 26, 2011. The increase was primarily the result of higher merchandise costs and state unemployment tax expense as a percentage of revenues, as well as the effect of higher fuel costs on our production and delivery costs.  In addition, cost of revenues as a percent of revenues decreased for the Specialty Garments’ segment due to the strong revenue growth in second quarter of fiscal 2011.

Selling and Administrative Expense

Our selling and administrative expenses increased from $52.4 million, or 20.7% of revenues, for the thirteen weeks ended February 27, 2010 to $58.6 million, or 21.0% of revenues, for the thirteen weeks ended February 26, 2011. This increase was due in part to a $1.2 million increase in share-based compensation expense related to a grant of restricted stock to our Chief Executive Officer in the third fiscal quarter of 2010, as well as higher payroll-related costs. These increases were partially offset by a $0.5 million accounting benefit we recognized in the thirteen weeks ended February 26, 2011 related to the effect of discount rate fluctuation on the value of our environmental liabilities. For the thirteen weeks ended February 26, 2011, compared to the comparable period in fiscal 2010, the continued growth of our sales force and overall selling costs was commensurate with our revenue growth.

Depreciation and Amortization

Our depreciation and amortization expense increased to $16.1 million for the thirteen weeks ended February 26, 2011 from $15.0 million for the thirteen weeks ended February 27, 2010.  The increase in depreciation and amortization expense was due to capital expenditures and acquisition activity.

Income from Operations

For the thirteen weeks ended February 26, 2011 and February 27, 2010, changes in our revenues and costs as discussed above resulted in the following changes in our income from operations:

	February 26,	February 27,	Dollar	Percent
(In thousands, except percentages)	2011	2010	Change	Change

Core Laundry Operations	$23,078	$26,790	$(3,712)	-13.9%
Specialty Garments	3,728	2,122	1,606	75.7
First Aid	867	169	698	411.8
Consolidated total	$27,673	$29,081	$(1,408)	-4.8%

Other Expense (income)

Other expense (income), which includes interest expense, interest income and foreign currency exchange (gain) loss, decreased by $1.1 million to $1.3 million for the thirteen weeks ended February 26, 2011 as compared with $2.4 million for the thirteen weeks ended February 27, 2010. This decrease was primarily due to a foreign exchange rate gain of $0.2 million in the thirteen weeks ended February 26, 2011 compared to a loss of $0.8 million in the comparable period of fiscal 2010.

Provision for Income Taxes

Our effective income tax rate was 38.2% for the thirteen weeks ended February 26, 2011, as compared to 39.1% for the thirteen weeks ended February 27, 2010.  The decrease in fiscal 2011 was primarily due to decreases in the Canadian federal and provincial tax rates.

Twenty-six weeks ended February 26, 2011 compared with twenty-six weeks ended February 27, 2010

Revenues

	February 26,	February 27,	Dollar	Percent
(In thousands, except percentages)	2011	2010	Change	Change

Core Laundry Operations	$485,559	$453,068	$32,491	7.2%
Specialty Garments	49,327	42,305	7,022	16.6
First Aid	16,799	14,368	2,431	16.9
Consolidated total	$551,685	$509,741	$41,944	8.2%

For the twenty-six weeks ended February 26, 2011, our consolidated revenues increased by $41.9 million from the comparable period in fiscal 2010, or 8.2%.  The consolidated increase was primarily driven by a $32.5 million increase in our core laundry segments. Core laundry operations’ revenues increased to $485.6 million for the twenty-six weeks ended February 26, 2011 from $453.1 million for the comparable period of fiscal 2010, an increase of 7.2%. The increase in our core laundry operations was primarily driven by organic growth of 5.4%, which is comprised of new sales, additions to our existing customer base and price increases offset by lost accounts and reductions to our existing customer base.  In addition, we benefitted from acquisition-related growth of 1.4% and favorable fluctuations in the Canadian exchange rate which accounted for an increase in revenue of 0.4% for the twenty-six weeks ended February 26, 2011.

Specialty Garments’ revenues increased to $49.3 million in the twenty-six weeks ended February 26, 2011 from $42.3 million in the comparable period of 2010, an increase of 16.6%.  This increase was primarily due to increased revenue associated with ancillary services and Canadian reactor projects in addition to improved results from its cleanroom operations.  First Aid revenues increased by $2.4 million, or 16.9%, as a result of better performance from the segment’s wholesale distribution and pill packaging operations.

Cost of Revenues

Cost of revenues increased from $306.2 million, or 60.1% of revenues, for the twenty-six weeks ended February 27, 2010 to $339.5 million, or 61.5% of revenues, for the twenty-six weeks ended February 26, 2011.  The increase was primarily the result of an increase in merchandise costs as a percentage of revenues, as well as the effect of higher fuel costs on our production and delivery costs.

Selling and Administrative Expense

Our selling and administrative expenses increased from $103.9 million, or 20.4% of revenues, for the twenty-six weeks ended February 27, 2010 to $113.8 million, or 20.6% of revenues, for the twenty-six weeks ended February 26, 2011. This increase was primarily due to a $2.4 million increase in share-based compensation expense related to a grant of restricted stock to our Chief Executive officer in fiscal 2010. This increase was partially offset by a $1.3 million accounting benefit we recognized in the twenty-six weeks ended February 26, 2011 related to the effect of discount rate fluctuation on the value of our environmental liabilities as well as lower payroll-related costs as a percent of revenues.  For the twenty-six weeks ended February 26, 2011 compared to the comparable period in fiscal 2010, the continued growth of our sales force and overall selling costs was commensurate with our revenue growth.

Depreciation and Amortization

Our depreciation and amortization expense increased to $31.6 million for the twenty-six weeks ended February 26, 2011 from $30.1 million for the twenty-six weeks ended February 27, 2010. The increase in depreciation and amortization expense was due to capital expenditures and acquisition activity.

Income from Operations

For the twenty-six weeks ended February 26, 2011 and February 27, 2010, the revenue growth in our operations, as well as the change in our costs as discussed above, resulted in the following changes in our income from operations:

	February 26,	February 27,	Dollar	Percent
(In thousands, except percentages)	2011	2010	Change	Change

Core Laundry Operations	$57,492	$62,182	$(4,690)	-7.5%
Specialty Garments	7,757	6,735	1,022	15.2
First Aid	1,594	591	1,003	169.5
Consolidated total	$66,843	$69,508	$(2,665)	-3.8%

Other Expense (income)

Other expense (income), which includes interest expense, interest income and foreign currency exchange (gain) loss, was $2.8 million for the twenty-six weeks ended February 26, 2011 as compared with $3.9 million for the twenty-six weeks ended February 27, 2010. This decrease was primarily due to a foreign exchange rate gain of $0.4 million in the twenty-six weeks ended February 26, 2011 compared to a loss of $0.6 million in the comparable period of fiscal 2010.

Provision for Income Taxes

Our effective income tax rate was 37.5% for the twenty-six weeks ended February 26, 2011, as compared to 39.4% for the twenty-six weeks ended February 27, 2010.  The decrease in fiscal 2011 was due to the reversal of tax contingency reserves related to the resolution of certain state tax audits as well as decreases in the Canadian federal and provincial tax rates.

Liquidity and Capital Resources

General

As of February 26, 2011, we had cash and cash equivalents of $107.5 million and working capital of $206.7 million. We believe that current cash and cash equivalent balances and cash generated from operations and amounts available under our Credit Agreement (defined below) will be sufficient to meet our currently anticipated working capital and capital expenditure requirements for at least the next 12 months.

Sources and Uses of Cash

During the twenty-six weeks ended February 26, 2011, we generated cash from operating activities of $32.6 million, resulting primarily from net income of $40.0 million, net of non-cash amounts charged for depreciation, amortization and accretion of $32.3 million and share-based compensation for $3.5 million.  We also generated cash as a result of increases in accounts payable and accruals of $1.7 million.  These inflows were partially offset by increases in accounts receivable of $17.5 million, rental merchandise in-service of $10.2 million, inventories of $10.6 million, prepaid expenses of $1.3 million and decreases in accrued and deferred income taxes of $5.3 million.  We used cash to, among other things, invest $31.2 million in capital expenditures and fund the acquisition of businesses in the amount of approximately $16.3 million.

Long-Term Debt and Borrowing Capacity

We have a $225.0 million unsecured revolving credit agreement (“Credit Agreement”) with a syndicate of banks, which matures on September 13, 2011.  Under the Credit Agreement, we can borrow funds at variable interest rates based on the Eurodollar rate or the bank’s prime rate, as selected by us. Availability of credit requires our compliance with certain financial and other covenants, including a maximum funded debt ratio and minimum interest coverage as defined in the Credit Agreement.  We generally test our compliance with these financial covenants on a fiscal quarterly basis. At February 26, 2011, the interest rates applicable to our borrowings under the Credit Agreement would be calculated as LIBOR plus 50 basis points at the time of the respective borrowing.  As of February 26, 2011, we had no outstanding borrowings, letters of credit amounting to $39.2 million and $185.8 million available for borrowing under the Credit Agreement.

On June 14, 2004, we issued $165.0 million of fixed and floating rate notes pursuant to a Note Purchase Agreement (“Note Agreement”). Under the Note Agreement, we issued $75.0 million of notes with a seven year term (maturing June 2011) bearing interest at 5.27% (“Fixed Rate Notes”). We also issued $90.0 million of floating rate notes which were repaid in September 2005 and September 2006.

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

As of February 26, 2011, we were in compliance with all covenants under the 2004 Note Agreement, 2006 Note Agreement and the Credit Agreement.

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

In January 2008, we entered into an interest rate swap agreement to manage our exposure to interest rate movements and the related effect on our variable rate debt.  The swap agreement, with a notional amount of $100.0 million, matured on March 14, 2011. We paid a fixed rate of 3.51% and received a variable rate tied to the three month LIBOR rate. We have accounted for this instrument as a cash flow hedge and, as a result, have recorded all changes in the fair value of the swap agreement in accumulated other comprehensive income, a component of shareholders’ equity.  For additional information on the interest rate swap, see Note 5, “Derivative Instruments and Hedging Activities”, of these Consolidated Financial Statements.

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

Under environmental laws, an owner or lessee of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances located on, or in, or emanating from such property, as well as related costs of investigation and property damage. Such laws often impose liability without regard to whether the owner or lessee knew of, or was responsible for, the presence of such hazardous or toxic substances. There can be no assurances that acquired or leased locations have been operated in compliance with environmental laws and regulations or that future uses or conditions will not result in the imposition of liability upon our Company under such laws or expose our Company to third party actions such as tort suits. We continue to address environmental conditions under terms of consent orders negotiated with the applicable environmental authorities or otherwise with respect to sites located in or related to Woburn, Massachusetts, Somerville, Massachusetts, Springfield, Massachusetts, Uvalde, Texas, Stockton, California, three sites in Williamstown, Vermont, as well as a number of additional locations that we acquired as part of our acquisition of Textilease Corporation in September 2003.  In addition, we are investigating potential contamination at our Landover, Maryland facility in response to a notice received in 2010 from the Maryland Department of Environment.

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

There is usually a range of reasonable estimates of the costs associated with each site. Our accruals represent the amount within the range that constitutes our best estimate. When we believe that both the amount of a particular liability and the timing of the payments are reliably determinable, we adjust the cost in current dollars using a rate of 3% for inflation until the time of expected payment and discount the cost to present value using current risk-free interest rates. As of February 26, 2011, the risk-free interest rates we utilized ranged from 3.4% to 4.5%.

For environmental liabilities that have been discounted, we include interest accretion, based on the effective interest method, in selling and administrative expenses on the Consolidated Statements of Income. The changes to the amounts of our environmental liabilities for the twenty-six weeks ended February 26, 2011 are as follows (in thousands):

February 26, 2011
Beginning balance as of August 28, 2010	$18,986
Costs incurred for which reserves have been provided	(1,161)
Insurance proceeds received	139
Interest accretion	341
Change in discount rates	(1,310)

Balance as of February 26, 2011	$16,995

Anticipated payments and insurance proceeds relating to currently identified environmental remediation liabilities as of February 26, 2011, for the next five fiscal years and thereafter, as measured in current dollars, are reflected below (in thousands).

Fiscal year ended August	2011	2012	2013	2014	2015	Thereafter	Total
Estimated costs – current dollars	$2,884	$3,061	$1,806	$934	$804	$13,002	$22,491

Estimated insurance proceeds	(18)	(180)	(150)	(180)	(150)	(2,048)	(2,726)

Net anticipated costs	$2,866	$2,881	$1,656	$754	$654	$10,954	$19,765

Effect of Inflation							7,644
Effect of Discounting							(10,414)

Balance as of February 26, 2011							$16,995

Estimated insurance proceeds are primarily received from an annuity received as part of our legal settlement with an insurance company. Annual proceeds of approximately $0.3 million are deposited into an escrow account which funds remediation and monitoring costs for three sites related to our former operations in Williamstown, Vermont. Annual proceeds received but not expended in the current year accumulate in this account and may be used in future years for costs related to this site through the year 2027. As of February 26, 2011, the balance in this escrow account, which is held in a trust and is not recorded in our Consolidated Balance Sheet, was approximately $2.8 million. Also included in estimated insurance proceeds are amounts we are entitled to receive pursuant to legal settlements as reimbursements from three insurance companies for estimated costs at the site in Uvalde, Texas.

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

Contractual Obligations and Other Commercial Commitments

As of February 26, 2011, there were no material changes in our contractual obligations that were disclosed in our Annual Report on Form 10-K for the year ended August 28, 2010.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

We have determined that all of our foreign subsidiaries operate primarily in local currencies that represent the functional currencies of such subsidiaries. All assets and liabilities of our foreign subsidiaries are translated into U.S. dollars using the exchange rate prevailing at the balance sheet date. The effects of exchange rate fluctuations on the translation of assets and liabilities are recorded as a component of shareholders’ equity. Revenues and expenses are translated at the average exchange rates in effect during each month of the fiscal year. As such, our financial condition and operating results are affected by fluctuations in the value of the U.S. dollar as compared to currencies in foreign countries.  Revenues denominated in currencies other than the U.S. dollar represented approximately 9% of total consolidated revenues for both the thirteen and twenty-six weeks ended February 26, 2011, and total assets denominated in currencies other than the U.S. dollar represented approximately 11% and 10% of total consolidated assets at February 26, 2011 and August 28, 2010, respectively.  If exchange rates had increased or decreased by 10% from the actual rates in effect during the thirteen and twenty-six weeks ended and as of February 26, 2011, our revenues would have increased or decreased by approximately $2.5 million and $5.0 million, respectively, and assets as of February 26, 2011 would have increased or decreased by approximately $12.5 million.

We do not operate a hedging program to mitigate the effect of a significant change in the value of our foreign subsidiaries functional currencies, which include the Canadian Dollar, Euro, British Pound, and Mexican Peso, as compared to the U.S. dollar. Any gains or   losses resulting from foreign currency transactions, including exchange rate fluctuations on intercompany accounts are reported as transaction (gains) losses in our other expense (income). The intercompany payables and receivables are denominated in Canadian Dollars, Euros, British Pounds and Mexican Pesos.  During the thirteen and twenty-six weeks ended February 26, 2011, transaction gains included in other expense (income) were approximately $0.2 million and $0.4 million, respectively. If the exchange rates had increased or decreased by 10% during the thirteen and twenty-six weeks ended February 26, 2011, we would have recognized exchange gains or losses, of approximately $0.9 million.

Interest Rate Sensitivity

We are exposed to market risk from changes in interest rates which may adversely affect our financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, we manage these exposures through our regular operating and financing activities. We are exposed to interest rate risk primarily through our borrowings under our $225.0 million Credit Agreement with a syndicate of banks and our 2006 Floating Rate Notes which were purchased by a group of insurance companies pursuant to the 2006 Note Agreement. Under both agreements, we borrow funds at variable interest rates based on the Eurodollar rate or LIBOR rates. If the LIBOR and Eurodollar rates fluctuated by 10% from the actual rates in effect during the thirteen and twenty-six weeks ended February 26, 2011, our interest expense would have fluctuated by a nominal amount from the interest expense recognized for both the thirteen and twenty-six weeks ended February 26, 2011.

In January 2008, we entered into an interest rate swap agreement to manage our exposure to interest rate movements and the related effect on our variable rate debt.  The swap agreement, with a notional amount of $100.0 million, matured on March 14, 2011. We paid a fixed rate of 3.51% and received a variable rate tied to the three month LIBOR rate. We have accounted for this instrument as a cash flow hedge in accordance with U.S. GAAP and, as a result, have recorded all changes in the fair value of the swap agreement in accumulated other comprehensive income, a component of shareholders’ equity.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter of fiscal year 2011 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are subject to legal proceedings and claims arising from the current conduct of our business operations, including personal injury, customer contract, and employment claims as described in our Consolidated Financial Statements.  We maintain insurance coverage providing indemnification against the majority of such claims, and we do not expect that we will sustain any material loss as a result thereof.  Refer to Note 9, “Commitments and Contingencies,” to the Consolidated Financial Statements for further discussion.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED)

ITEM 5.  OTHER INFORMATION

None.

ITEM 6. EXHIBITS

10.1	UniFirst Corporation 2010 Stock Option and Incentive Plan (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on January 14, 2011 and incorporated herein by reference)

10.2
Form of Stock Appreciation Right Award Agreement for Company Employees under the UniFirst Corporation 2010 Stock Option and Incentive Plan (previously filed as
Exhibit 10.2 to the Registrant’s Current Report on Form 8-K on January 14, 2011 and incorporated herein by reference)

10.3
Form of Stock Appreciation Right Agreement for Non-Employee Directors under the UniFirst Corporation 2010 Stock Option and Incentive Plan (previously filed as
Exhibit 10.3 to the Registrant’s Current Report on Form 8-K on January 14, 2011 and incorporated herein by reference)

10.4
Form of Non-Qualified Stock Option Agreement for Company Employees under the UniFirst Corporation 2010 Stock Option and Incentive Plan (previously filed as Exhibit
10.4 to the Registrant’s Current Report on Form 8-K on January 14, 2011 and incorporated herein by reference)

10.5
Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the UniFirst Corporation 2010 Stock Option and Incentive Plan (previously filed as
Exhibit 10.5 to the Registrant’s Current Report on Form 8-K on January 14, 2011 and incorporated herein by reference)

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
The following materials from UniFirst Corporation’s Quarterly Report on Form 10-Q for the quarter ended February 26, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

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

UniFirst Corporation

April 7, 2011	By:	/s/ Ronald D. Croatti
Ronald D. Croatti
President and Chief Executive Officer

April 7, 2011	By:	/s/ Steven S. Sintros
Steven S. Sintros
Vice President and Chief Financial Officer

 EXHIBIT INDEX

10.1	UniFirst Corporation 2010 Stock Option and Incentive Plan (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on January 14, 2011 and incorporated herein by reference)

10.2
Form of Stock Appreciation Right Award Agreement for Company Employees under the UniFirst Corporation 2010 Stock Option and Incentive Plan (previously filed as
Exhibit 10.2 to the Registrant’s Current Report on Form 8-K on January 14, 2011 and incorporated herein by reference)

10.3
Form of Stock Appreciation Right Agreement for Non-Employee Directors under the UniFirst Corporation 2010 Stock Option and Incentive Plan (previously filed as
Exhibit 10.3 to the Registrant’s Current Report on Form 8-K on January 14, 2011 and incorporated herein by reference)

10.4
Form of Non-Qualified Stock Option Agreement for Company Employees under the UniFirst Corporation 2010 Stock Option and Incentive Plan (previously filed as Exhibit
10.4 to the Registrant’s Current Report on Form 8-K on January 14, 2011 and incorporated herein by reference)

10.5
Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the UniFirst Corporation 2010 Stock Option and Incentive Plan (previously filed as
Exhibit 10.5 to the Registrant’s Current Report on Form 8-K on January 14, 2011 and incorporated herein by reference)

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
The following materials from UniFirst Corporation’s Quarterly Report on Form 10-Q for the quarter ended February 26, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

*	Filed herewith

**	Furnished herewith

***
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.