Form 10-Q/A
period 2011-02-26
UNIFIRST CORP
filed 2011-04-07
CIK 717954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
  WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

Explanatory Note

UniFirst Corporation is filing this Amendment No. 1 to its quarterly report on Form 10-Q for the quarter ended February 26, 2011, which was originally filed with the Securities and Exchange Commission on April 7, 2011, solely for the purpose of filing Exhibit 101 (XBRL Interactive Data), which was inadvertently omitted from the original filing.  No other amendments are being made to the original filing.  The full text of the Form 10-Q is being repeated in its entirety for the convenience of the reader.

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