Form 10-Q
period 2011-05-28
UNIFIRST CORP
filed 2011-07-07
CIK 717954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
  WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 28, 2011

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

The number of outstanding shares of UniFirst Corporation Common Stock and Class B Common Stock at July 1, 2011 were 14,966,079 and 4,902,569, respectively.

UniFirst Corporation
Quarterly Report on Form 10-Q
For the Quarter ended May 28, 2011

Table of Contents

Part I – FINANCIAL INFORMATION

Item 1 – Financial Statements

Consolidated Statements of Income for the thirteen and thirty-nine weeks ended May 28, 2011 and May 29, 2010

Consolidated Balance Sheets as of May 28, 2011 and August 28, 2010

Consolidated Statements of Cash Flows for the thirty-nine weeks ended May 28, 2011 and May 29, 2010

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
Ex-31.1 Section 302 Certification of CEO
Ex-31.2 Section 302 Certification of CFO
Ex-32.1 Section 906 Certification of CEO
Ex-32.2 Section 906 Certification of CFO

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

UniFirst Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
	May 28,	May 29,	May 28,	May 29,
(In thousands, except per share data)	2011	2010	2011	2010

Revenues	$291,567	$261,248	$843,252	$770,989

Operating expenses:
Cost of revenues (1)	185,217	158,563	524,685	464,812
Selling and administrative expenses (1)	60,852	54,798	174,649	158,693
Depreciation and amortization	16,365	15,814	47,942	45,903
Total operating expenses	262,434	229,175	747,276	669,408

Income from operations	29,133	32,073	95,976	101,581

Other expense (income):
Interest expense	1,586	2,210	5,991	6,579
Interest income	(616)	(499)	(1,852)	(1,568)
Exchange rate (gain) loss	(291)	639	(682)	1,221
Total other expense (income)	679	2,350	3,457	6,232

Income before income taxes	28,454	29,723	92,519	95,349
Provision for income taxes	10,023	10,409	34,047	36,233

Net income	$18,431	$19,314	$58,472	$59,116

Income per share – Basic:
Common Stock	$0.98	$1.03	$3.10	$3.20
Class B Common Stock	$0.78	$0.83	$2.48	$2.56

Income per share – Diluted:
Common Stock	$0.93	$0.98	$2.94	$3.03

Income allocated to – Basic:
Common Stock	$14,453	$15,145	$45,810	$46,388
Class B Common Stock	$3,635	$3,949	$11,555	$12,479

Income allocated to – Diluted:
Common Stock	$18,105	$19,106	$57,420	$58,880

Weighted average number of shares outstanding – Basic:
Common Stock	14,810	14,645	14,780	14,510
Class B Common Stock	4,656	4,766	4,660	4,877

Weighted average number of shares outstanding – Diluted:
Common Stock	19,549	19,490	19,522	19,455

Dividends declared per share:
Common Stock	$0.0375	$0.0375	$0.1125	$0.1125
Class B Common Stock	$0.0300	$0.0300	$0.0900	$0.0900

(1) Exclusive of depreciation on the Company’s property, plant and equipment and amortization of its intangible assets.

The accompanying notes are an integral part of these
Consolidated Financial Statements.

UniFirst Corporation and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

(In thousands, except share data)	May 28, 2011	August 28, 2010(a)
Assets
Current assets:
Cash and cash equivalents	$109,008	$121,258
Receivables, less reserves of $5,612 and $4,102, respectively	127,355	105,247
Inventories	66,843	47,630
Rental merchandise in service	114,136	86,633
Prepaid and deferred income taxes	16,198	14,252
Prepaid expenses	5,447	3,004

Total current assets	438,987	378,024

Property, plant and equipment:
Land, buildings and leasehold improvements	345,215	334,037
Machinery and equipment	388,599	370,088
Motor vehicles	129,899	121,135

Total property, plant and equipment	863,713	825,260
Less -- accumulated depreciation	469,372	444,061

Total property, plant and equipment, net	394,341	381,199

Goodwill	280,844	271,857
Customer contracts, net	56,146	56,528
Other intangible assets, net	2,974	2,509
Other assets	2,190	2,178
Total assets	$1,175,482	$1,092,295

Liabilities and shareholders' equity
Current liabilities:
Current maturities of long-term obligations	$50,222	$81,160
Accounts payable	50,544	45,931
Accrued liabilities	86,531	83,804

Total current liabilities	187,297	210,895

Long-term liabilities:
Long-term debt, net of current maturities	130,163	100,304
Accrued liabilities	31,602	30,290
Accrued and deferred income taxes	47,238	42,756

Total long-term liabilities	209,003	173,350

Commitments and contingencies (Note 9)
Shareholders' equity:
Preferred stock, $1.00 par value; 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $0.10 par value; 30,000,000 shares authorized; 14,966,079 and 14,913,379 issued and outstanding, respectively	1,497	1,491
Class B Common Stock, $0.10 par value; 20,000,000 shares authorized; 4,902,569 and 4,913,369 issued and outstanding, respectively	490	491
Capital surplus	31,669	25,329
Retained earnings	735,225	678,876
Accumulated other comprehensive income	10,301	1,863

Total shareholders' equity	779,182	708,050

Total liabilities and shareholders’ equity	$1,175,482	$1,092,295

(a) Derived from audited financial statements

The accompanying notes are an integral part of these
Consolidated Financial Statements.

UniFirst Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

Thirty-nine weeks ended (In thousands)	May 28, 2011	May 29, 2010
Cash flows from operating activities:
Net income	$58,472	$59,116
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	40,171	38,989
Amortization of intangible assets	7,771	6,914
Amortization of deferred financing costs	202	200
Share-based compensation	5,180	2,070
Accretion on environmental contingencies	511	595
Accretion on asset retirement obligations	442	426
Deferred income taxes	5,598	(314)
Changes in assets and liabilities, net of acquisitions:
Receivables	(20,434)	(7,716)
Inventories	(18,835)	5,171
Rental merchandise in service	(25,653)	(8,005)
Prepaid expenses	(2,416)	(1,369)
Accounts payable	4,264	1,148
Accrued liabilities	4,398	1,739
Prepaid and accrued income taxes	(3,718)	808
Net cash provided by operating activities	55,953	99,772

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(17,317)	(17,801)
Capital expenditures	(49,416)	(37,289)
Other	(544)	(1,331)
Net cash used in investing activities	(67,277)	(56,421)

Cash flows from financing activities:
Proceeds from long-term obligations	—	8,850
Payments on long-term obligations	(1,404)	(9,060)
Payment of deferred financing costs	(975)	—
Proceeds from exercise of Common Stock options	1,164	1,140
Payment of cash dividends	(2,122)	(2,071)
Net cash used in financing activities	(3,337)	(1,141)

Effect of exchange rate changes	2,411	2,102

Net (decrease) increase in cash and cash equivalents	(12,250)	44,312
Cash and cash equivalents at beginning of period	121,258	60,151

Cash and cash equivalents at end of period	$109,008	$104,463

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

2. Recent Accounting Pronouncements

In January 2010, the FASB issued revised guidance which requires additional disclosures about items transferring into and out of Levels 1 and 2 measurements in the fair value hierarchy.  The revised guidance also requires additional separate disclosures about purchases, sales, issuances, and settlements relative to Level 3 measurements, and clarifies, among other things, the existing fair value disclosures about the level of disaggregation. This guidance was effective for interim and annual financial periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements relative to Level 3 measurements, which were effective for interim and annual financial periods beginning after December 15, 2010.  The Company partially adopted this revised guidance on February 28, 2010, as required, and adopted the delayed portion of the revised guidance on February 27, 2011, as required.  These adoptions did not have a material impact on the Company’s Consolidated Financial Statements.

In May 2011, the FASB issued updated accounting guidance to amend existing requirements for fair value measurements and disclosures.  The guidance expands the disclosure requirements around fair value measurements categorized in Level 3 of the fair value hierarchy and requires disclosure of the level in the fair value hierarchy of items that are not measured at fair value but whose fair value must be disclosed.  It also clarifies and expands upon existing requirements for fair value measurements of financial assets and liabilities as well as instruments classified in shareholders’ equity.  The guidance is effective for interim and annual financial periods beginning after December 15, 2011.  The Company does not expect the adoption of this guidance to have a material impact on its Consolidated Financial Statements.

In June 2011, the FASB issued updated accounting guidance that improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The amendments to the existing standard require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  Under either method, adjustments must be displayed for items that are reclassified from other comprehensive income (“OCI”) to net income, in both net income and OCI.  The amendments to the existing standard do not change the current option for presenting components of OCI gross or net of the effect of income taxes, provided that such tax effects are presented in the statement in which OCI is presented or disclosed in the notes to the financial statements.  Additionally, the standard does not affect the calculation or reporting of earnings per share.  This guidance is effective for interim and annual financial periods beginning after December 15, 2011 and is to be applied retrospectively, with early adoption permitted. The Company does not expect the adoption of this guidance to have a material impact on its Consolidated Financial Statements.

3. Acquisitions

During the thirty-nine weeks ended May 28, 2011, the Company completed seven acquisitions with an aggregate purchase price of approximately $17.3 million. The results of operations of these acquisitions have been included in the Company’s consolidated financial results since their respective acquisition dates. None of these acquisitions was significant in relation to the Company’s consolidated financial results and, therefore, pro forma financial information has not been presented.

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

All financial assets or liabilities that are measured at fair value on a recurring basis (at least annually) have been segregated into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date.  The assets or liabilities measured at fair value on a recurring basis are summarized in the table below (in thousands):

	As of May 28, 2011
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents	$46,036	$—	$—	$46,036
Total	$46,036	$—	$—	$46,036

5. Derivative Instruments and Hedging Activities

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

As of May 28, 2011, there were no fair value amounts recorded by the Company related to this agreement as it matured on March 14, 2011.  As of August 28, 2010, the Company had recorded the fair value of the interest rate swap of $1.6 million in accrued liabilities and a corresponding loss of $1.0 million in accumulated other comprehensive income, which was net of the associated tax benefit.

The Company recorded any realized gains or losses from its interest rate swap as an adjustment to interest expense in its Consolidated Statements of Income.  For the thirteen weeks ended May 28, 2011 and May 29, 2010, the Company reclassified a loss from accumulated other comprehensive income into interest expense totaling $0.1 million and $0.8 million, respectively. For the thirty-nine weeks ended May 28, 2011 and May 29, 2010, the Company reclassified a loss from accumulated other comprehensive income into interest expense totaling $1.8 million and $2.4 million, respectively.

6. Employee Benefit Plans

Defined Contribution Retirement Savings Plan

The Company has a defined contribution retirement savings plan with a 401(k) feature for all eligible employees not under collective bargaining agreements. The Company matches a portion of the employee’s contribution and can make an additional contribution at its discretion. Contributions charged to expense under the plan for both the thirteen weeks ended May 28, 2011 and May 29, 2010 were $2.7 million. Contributions charged to expense under the plan for the thirty-nine weeks ended May 28, 2011 and May 29, 2010 were $7.9 million and $8.1 million, respectively.

Pension Plans and Supplemental Executive Retirement Plans

The Company maintains an unfunded Supplemental Executive Retirement Plan for certain eligible employees of the Company, a non-contributory defined benefit pension plan covering union employees at one of its locations, and a frozen pension plan the Company assumed in connection with its acquisition of Textilease Corporation in fiscal 2004. The amount charged to expense related to these plans for both the thirteen weeks ended May 28, 2011 and May 29, 2010 was $0.5 million. The amounts charged to expense related to these plans for the thirty-nine weeks ended May 28, 2011 and May 29, 2010 were $1.5 million and $1.4 million, respectively.

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

	Thirteen weeks ended		Thirty-nine weeks ended
	May 28,	May 29,	May 28,	May 29,
	2011	2010	2011	2010

Net income	$18,431	$19,314	$58,472	$59,116

Allocation of net income for Basic:
Common Stock	$14,453	$15,145	$45,810	$46,388
Class B Common Stock	3,635	3,949	11,555	12,479
Unvested participating shares	343	220	1,107	249
	$18,431	$19,314	$58,472	$59,116

Weighted average number of shares for Basic:
Common Stock	14,810	14,645	14,780	14,510
Class B Common Stock	4,656	4,766	4,660	4,877
Unvested participating shares	401	249	407	90
	19,867	19,660	19,847	19,477

Earnings per share for Basic:
Common Stock	$0.98	$1.03	$3.10	$3.20
Class B Common Stock	0.78	0.83	2.48	2.56

For diluted EPS, the Company is required to calculate diluted EPS for Common Stock using the more dilutive of the following two methods:

•	The treasury stock method; or

•	The two-class method assuming a participating security is not exercised or converted.

For the thirteen and thirty-nine weeks ended May 28, 2011 and May 29, 2010, the Company’s diluted EPS assumes the conversion of all vested Class B Common Stock into Common Stock and uses the two-class method for its unvested participating shares as follows:

	Thirteen weeks			Thirty-nine weeks
	ended May 28, 2011			ended May 28, 2011
	Earnings			Earnings
	to Common	Common		to Common	Common
(In thousands except per share data)	shareholders	Shares	EPS	shareholders	Shares	EPS

As reported - Basic	$14,453	14,810	$0.98	$45,810	14,780	$3.10

Add: effect of dilutive potential common shares
Common Stock options	—	83		—	82
Class B Common Stock	3,635	4,656		11,555	4,660

Add: Undistributed earnings allocated to
unvested participating shares	330	—		1,067	—

Less: Undistributed earnings reallocated to
unvested participating shares	(313)	—		(1,012)	—

Diluted EPS – Common Stock	$18,105	19,549	$0.93	$57,420	19,522	$2.94

Share-based awards that would result in the issuance of 23,549 and 116,852 shares of Common Stock were excluded from the calculation of diluted earnings per share for the thirteen and thirty-nine weeks ended May 28, 2011, respectively, because they were anti-dilutive.

	Thirteen weeks			Thirty-nine weeks
	ended May 29, 2010			ended May 29, 2010
	Earnings			Earnings
	to Common	Common		to Common	Common
(In thousands except per share data)	shareholders	Shares	EPS	shareholders	Shares	EPS

As reported - Basic	$15,145	14,645	$1.03	$46,388	14,510	$3.20

Add: effect of dilutive potential common shares
Common Stock options	—	79		—	68
Class B Common Stock	3,949	4,766		12,479	4,877

Add: Undistributed earnings allocated to
unvested participating shares	220	—		249	—

Less: Undistributed earnings reallocated to
unvested participating shares	(208)	—		(236)	—

Diluted EPS – Common Stock	$19,106	19,490	$0.98	$58,880	19,455	$3.03

Stock options to purchase 10,689 and 17,017 shares of Common Stock were excluded from the calculation of diluted earnings per share for the thirteen and thirty-nine weeks ended May 29, 2010, respectively, because they were anti-dilutive.

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

A reconciliation of the Company’s asset retirement liability is as follows (in thousands):

May 28, 2011
Beginning balance as of August 28, 2010	$8,899
Accretion expense	442
Ending balance as of May 28, 2011	$9,341

As of May 28, 2011 and August 28, 2010, the $9.3 million and $8.9 million asset retirement obligations are included in current accrued liabilities in the accompanying Consolidated Balance Sheet, respectively.

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

There is usually a range of reasonable estimates of the costs associated with each site. The Company’s accruals reflect the amount within the range that constitutes its best estimate. Where it believes that both the amount of a particular liability and the timing of the payments are reliably determinable, the Company adjusts the cost in current dollars using a rate of 3% for inflation until the time of expected payment and discounts the cost to present value using current risk-free interest rates.  As of May 28, 2011, the risk-free interest rates utilized by the Company ranged from 3.1% to 4.2%.

For environmental liabilities that have been discounted, the Company includes interest accretion, based on the effective interest method, in selling and administrative expenses on the Consolidated Statements of Income. The changes to the Company’s environmental liabilities for the thirty-nine weeks ended May 28, 2011 are as follows (in thousands):

May 28, 2011
Beginning balance as of August 28, 2010	$18,986
Costs incurred for which reserves have been provided	(1,885)
Insurance proceeds received	203
Interest accretion	511
Change in discount rates	(893)

Balance as of May 28, 2011	$16,922

Anticipated payments and insurance proceeds of currently identified environmental remediation liabilities as of May 28, 2011, for the next five fiscal years and thereafter, as measured in current dollars, are reflected below (in thousands).

Fiscal year ended August	2011	2012	2013	2014	2015	Thereafter	Total
Estimated costs – current dollars	$2,206	$ 3,061	$ 1,806	$ 934	$ 804	$ 13,002	$ 21,813

Estimated insurance proceeds	—	(180)	(150)	(180)	(150)	(2,048)	(2,708)

Net anticipated costs	$2,206	$ 2,881	$ 1,656	$ 754	$ 654	$ 10,954	$19,105

Effect of Inflation							7,814
Effect of Discounting							(9,997)

Balance as of May 28, 2011							$ 16,922

Estimated insurance proceeds are primarily received from an annuity received as part of a legal settlement with an insurance company. Annual proceeds of approximately $0.3 million are deposited into an escrow account which funds remediation and monitoring costs for three sites related to former operations in Williamstown, Vermont. Annual proceeds received but not expended in the current year accumulate in this account and may be used in future years for costs related to this site through the year 2027. As of May 28, 2011, the balance in this escrow account, which is held in a trust and is not recorded in the Company’s Consolidated Balance Sheet, was approximately $3.1 million. Also included in estimated insurance proceeds are amounts the Company is entitled to receive pursuant to legal settlements as reimbursements from three insurance companies for estimated costs at the site in Uvalde, Texas.

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

10. Income Taxes

The Company’s effective income tax rate was 35.2% and 36.8% for the thirteen and thirty-nine weeks ended May 28, 2011, respectively, as compared to 35.0% and 38.0% for the thirteen and thirty-nine weeks ended May 29, 2010, respectively.  The decrease in the effective income tax rate for the thirty-nine weeks ended May 28, 2011 compared to the thirty-nine weeks ended May 29, 2010 was due to the reversal of tax contingency reserves related to the resolution of certain state tax audits as well as decreases in the Canadian federal and provincial tax rates.  The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense which is consistent with the recognition of these items in prior reporting periods.  During the thirty-nine weeks ended May 28, 2011, there were no material changes in the amount of unrecognized tax benefits or the amount accrued for interest and penalties.

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

11. Long-Term Obligations

On May 5, 2011, the Company entered into a $250.0 million unsecured revolving credit agreement (the “Credit Agreement”) with a syndicate of banks, which matures on May 4, 2016.  Under the Credit Agreement, the Company is able to borrow funds at variable interest rates based on, at the Company’s election, the Eurodollar rate or a base rate, plus a spread, based on the Company’s consolidated funded debt ratio.  Availability of credit requires compliance with certain financial and other covenants, including a maximum consolidated funded debt ratio and minimum consolidated interest coverage ratio as defined in the Credit Agreement.  The Company tests its compliance with these financial covenants on a fiscal quarterly basis. At May 28, 2011, the interest rates applicable to the Company’s borrowings under the Credit Agreement would be calculated as LIBOR plus 125 basis points at the time of the respective borrowing.  As of May 28, 2011, the Company had no outstanding borrowings, letters of credit amounting to $39.2 million, and $210.8 million available for borrowing under the Credit Agreement.

Prior to May 5, 2011, the Company had a $225.0 million unsecured revolving credit agreement (the “Prior Credit Agreement”) with a syndicate of banks, which was scheduled to mature on September 13, 2011.  In connection with the Company's entry into the Credit Agreement, the Company terminated the Prior Credit Agreement.

On June 14, 2004, the Company issued $75.0 million of fixed rate notes (“Fixed Rate Notes”) pursuant to a Note Purchase Agreement (“Note Agreement”) with a seven year term and bearing interest at 5.27%.  The Fixed Rate Notes matured on June 14, 2011 and were repaid with approximately $45.0 million from the Company’s cash reserves and $30.0 million of borrowing under the Company’s Credit Agreement.

On September 14, 2006, the Company issued $100.0 million of floating rates notes (“Floating Rate Notes”) pursuant to a Note Purchase Agreement (“2006 Note Agreement”).  The Floating Rate Notes mature on September 14, 2013, bear interest at LIBOR plus 50 basis points and may be repaid at face value two years from the date of issuance.

As of May 28, 2011, the Company was in compliance with all covenants under the Credit Agreement, the Note Agreement and the 2006 Note Agreement.

12. Other Comprehensive Income

The components of other comprehensive income are as follows (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	May 28,	May 29,	May 28,	May 29,
	2011	2010	2011	2010

Net income	$18,431	$19,314	$58,472	$59,116
Other comprehensive income, net of tax:
Foreign currency translation adjustments	647	(693)	7,445	1,664
Interest rate swap	76	580	993	941

Comprehensive income	$19,154	$19,201	$66,910	$61,721

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

The Company refers to the US and Canadian Rental and Cleaning, MFG, and Corporate reporting segments combined as its “core laundry operations,” which is included as a subtotal in the following tables (in thousands):

	US and
	Canadian				Subtotal
	Rental and		Net Interco		Core Laundry	Specialty
	Cleaning	MFG	MFG Elim	Corporate	Operations	Garments	First Aid	Total
Thirteen weeks ended
May 28, 2011
Revenues	$248,826	$43,124	$(43,124)	$3,226	$252,052	$30,575	$8,940	$291,567

Income (loss) from operations	$32,511	$11,939	$(1,733)	$(20,212)	$22,505	$5,685	$943	$29,133

Interest (income) expense, net	$(567)	$—	$—	$1,537	$970	$—	$—	$970

Income (loss) before taxes	$33,094	$11,894	$(1,733)	$(21,679)	$21,576	$5,935	$943	$28,454

Thirteen weeks ended
May 29, 2010
Revenues	$225,264	$26,295	$(26,295)	$2,542	$227,806	$25,672	$7,770	$261,248

Income (loss) from operations	$36,122	$9,214	$(1,979)	$(17,147)	$26,210	$5,159	$704	$32,073

Interest (income) expense, net	$(441)	$—	$—	$2,152	$1,711	$—	$—	$1,711

Income (loss) before taxes	$36,586	$9,217	$(1,979)	$(19,302)	$24,522	$4,497	$704	$29,723

	US and
	Canadian				Subtotal
	Rental and		Net Interco		Core Laundry	Specialty
	Cleaning	MFG	MFG Elim	Corporate	Operations	Garments	First Aid	Total
Thirty-nine weeks ended
May 28, 2011
Revenues	$729,324	$115,709	$(115,709)	$8,287	$737,611	$79,902	$25,739	$843,252

Income (loss) from operations	$107,497	$37,387	$(8,531)	$(56,356)	$79,997	$13,442	$2,537	$95,976

Interest (income) expense, net	$(1,680)	$—	$—	$5,819	$4,139	$—	$—	$4,139

Income (loss) before taxes	$109,177	$37,239	$(8,531)	$(62,101)	$75,784	$14,198	$2,537	$92,519

Thirty-nine weeks ended
May 29, 2010
Revenues	$674,814	$68,757	$(68,757)	$6,060	$680,874	$67,977	$22,138	$770,989

Income (loss) from operations	$112,844	$25,560	$(3,978)	$(46,034)	$88,392	$11,894	$1,295	$101,581

Interest (income) expense, net	$(1,426)	$—	$—	$6,437	$5,011	$—	$—	$5,011

Income (loss) before taxes	$114,299	$25,507	$(3,978)	$(52,470)	$83,358	$10,696	$1,295	$95,349

14. Subsequent Event

On June 14, 2004, the Company issued $75.0 million of Fixed Rate Notes pursuant to a Note Purchase Agreement with a seven year term.  These Fixed Rate Notes matured on June 14, 2011 and were repaid with approximately $45.0 million from the Company’s cash reserves and $30.0 million of borrowing under the Company’s Credit Agreement.  See Note 11, “Long-Term Obligations” for additional information regarding the Fixed Rate Notes and the Credit Agreement.

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

Results of Operations

The amounts of revenues and certain expense items as well as the related percentage of total revenues for the thirteen and thirty-nine weeks ended May 28, 2011 and the thirteen and thirty-nine weeks ended May 29, 2010, and the percentage changes in revenues and certain expense items as a percentage of total revenues between these periods, are presented in the following table.  Cost of revenues presented in the table below include merchandise costs related to the amortization of rental merchandise in service and direct sales as well as labor and other production, service and delivery costs associated with operating our industrial laundries, Specialty Garments facilities, First Aid locations and our distribution center. Selling and administrative costs include costs related to our sales and marketing functions as well as general and administrative costs associated with our corporate offices and operating locations including information systems, engineering, materials management, manufacturing planning, finance, budgeting, and human resources.

	Thirteen weeks ended					Thirty-nine weeks ended
(In thousands, except percentages)	May 28, 2011	% of Rev.	May 29, 2010	% of Rev.	% Change	May 28, 2011	% of Rev.	May 29, 2010	% of Rev.	% Change

Revenues	$291,567	100.0%	$261,248	100.0%	11.6%	$843,252	100.0%	$770,989	100.0%	9.4%

Operating expenses:
Cost of revenues (1)	185,217	63.5	158,563	60.7	16.8	524,685	62.2	464,812	60.3	12.9
Selling and administrative expenses (1)	60,852	20.9	54,798	21.0	11.0	174,649	20.7	158,693	20.6	10.1
Depreciation and amortization	16,365	5.6	15,814	6.1	3.5	47,942	5.7	45,903	6.0	4.4
	262,434	90.0	229,175	87.7	14.5	747,276	88.6	669,408	86.8	11.6

Income from operations	29,133	10.0	32,073	12.3	-9.2	95,976	11.4	101,581	13.2	-5.5

Other expense (income)	679	0.2	2,350	0.9	-71.1	3,457	0.4	6,232	0.8	-44.5

Income before income taxes	28,454	9.8	29,723	11.4	-4.3	92,519	11.0	95,349	12.4	-3.0
Provision for income taxes	10,023	3.4	10,409	4.0	-3.7	34,047	4.0	36,233	4.7	-6.0

Net income	$18,431	6.3%	$19,314	7.4%	-4.6%	$58,472	6.9%	$59,116	7.7%	-1.1%

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

As part of our recent revenue growth, we have been experiencing increased merchandise costs.  This increase has been primarily due to our increased investment in merchandise to the levels needed to support our growing wearer base.  During fiscal 2009 and early fiscal 2010, our results of operations benefitted from our utilization of used garments that our customers returned to us as a result of reductions in their workforces. Over the last year, we have put significantly more new garments into service to meet the day-to-day needs of our existing wearer base.  In addition, increased new account sales, including some larger national accounts, have also required us to make a large initial investment in merchandise.  Finally, recent changes in regulatory requirements have mandated that many of our customers provide their employees with flame resistant garments, which are higher cost garments. These regulations, combined with an increase in oil prices that has positively impacted the wearer levels of certain of our customers, particularly in Texas, has caused us to place significantly more of these higher cost specialized garments into service. We expect the increase in merchandise costs to continue for at least the remainder of the fiscal year, which will have a negative effect on our margins throughout this period.

In addition, throughout the first nine months of fiscal 2011, the prices of cotton and oil-based fabrics have increased. Unless these costs moderate, our results of operations will be negatively impacted.

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

Thirteen weeks ended May 28, 2011 compared with thirteen weeks ended May 29, 2010

Revenues

	May 28,	May 29,	Dollar	Percent
(In thousands, except percentages)	2011	2010	Change	Change

Core Laundry Operations	$252,052	$227,806	$24,246	10.6%
Specialty Garments	30,575	25,672	4,903	19.1
First Aid	8,940	7,770	1,170	15.1
Consolidated total	$291,567	$261,248	$30,319	11.6%

For the thirteen weeks ended May 28, 2011, our consolidated revenues increased by $30.3 million from the comparable period in fiscal 2010, or 11.6%.  This increase was primarily driven by a $24.2 million increase in our core laundry operations. Core laundry revenues increased to $252.1 million for the thirteen weeks ended May 28, 2011 from $227.8 million for the comparable period of 2010, or 10.6%.  This increase was primarily attributable to positive organic growth of 8.7%. Organic growth is comprised of new sales, additions to our existing customer base and price increases, offset by lost accounts and reductions to our existing customer base. Our positive organic growth rate in our core laundry operations was accompanied by positive acquisition related growth of 1.4% and the effect of a favorable fluctuation in the Canadian foreign exchange rate, which accounted for a 0.5% increase in revenue for the thirteen weeks ended May 28, 2011.

Specialty Garments’ revenues increased to $30.6 million in the third quarter of 2011 from $25.7 million in the comparable period of 2010, an increase of 19.1%.  This increase was primarily the result of an increase in power reactor outages compared to a year ago as well as higher direct sales and improved results from its cleanroom operations. First Aid revenues increased by $1.2 million, or 15.1%, as a result of better performance from the segment’s wholesale distribution and pill packaging operations.

Cost of Revenues

Cost of revenues increased as a percentage of revenues from 60.7%, or $158.6 million, for the thirteen weeks ended May 29, 2010 to 63.5%, or $185.2 million, for the thirteen weeks ended May 28, 2011. The increase was primarily the result of higher merchandise costs, as well as the effect of higher fuel costs.  In addition, overall distribution center costs, including freight costs, were also higher as a percentage of revenues due to an increase in the number of units being shipped to our plants nationwide.  These increases were partially offset by lower payroll related costs and depreciation as a percentage of revenues, as well as lower bad debt expense.

Selling and Administrative Expense

Our selling and administrative expenses decreased slightly to 20.9% of revenues, or $60.9 million, for the thirteen weeks ended May 28, 2011 from 21.0% of revenues, or $54.8 million, for the thirteen weeks ended May 29, 2010.  This decrease was due to lower payroll and payroll-related costs as a percent of revenues, primarily due to the strong revenue growth we experienced in the thirteen weeks ended May 28, 2011.   This decrease was partially offset by a $0.4 million charge we recorded related to the effect of discount rate fluctuations on the value of our environmental liabilities.

Depreciation and Amortization

Our depreciation and amortization expense increased to $16.4 million for the thirteen weeks ended May 28, 2011 from $15.8 million for the thirteen weeks ended May 29, 2010.  The increase in depreciation and amortization expense was due to capital expenditures and acquisition activity in earlier periods.

Income from Operations

For the thirteen weeks ended May 28, 2011 and May 29, 2010, changes in our revenues and costs as discussed above resulted in the following changes in our income from operations:

	May 28,	May 29,	Dollar	Percent
(In thousands, except percentages)	2011	2010	Change	Change

Core Laundry Operations	$22,505	$26,210	$(3,705)	-14.1%
Specialty Garments	5,685	5,159	526	10.2
First Aid	943	704	239	34.0
Consolidated total	$29,133	$32,073	$(2,940)	-9.2%

Other Expense (income)

Other expense (income), which includes interest expense, interest income and foreign currency exchange (gain) loss, decreased by $1.7 million to $0.7 million for the thirteen weeks ended May 28, 2011 as compared with $2.4 million for the thirteen weeks ended May 29, 2010. This decrease was primarily due to a foreign exchange rate gain of $0.3 million in the thirteen weeks ended May 28, 2011 compared to a loss of $0.6 million in the comparable period of fiscal 2010.  In addition, interest expense decreased to $1.6 million in the thirteen weeks ended May 28, 2011 from $2.2 million in the comparable period of 2010.  The decrease in interest expense was attributable to the expiration of our interest rate swap in March 2011.  The average debt outstanding in the thirteen weeks ended May 28, 2011 was $180.5 million as compared to $181.3 million during the thirteen weeks ended May 29, 2010

Provision for Income Taxes

Our effective income tax rate was 35.2% for the thirteen weeks ended May 28, 2011, as compared to 35.0% for the thirteen weeks ended May 29, 2010.

Thirty-nine weeks ended May 28, 2011 compared with thirty-nine weeks ended May 29, 2010

Revenues

	May 28,	May 29,	Dollar	Percent
(In thousands, except percentages)	2011	2010	Change	Change

Core Laundry Operations	$737,611	$680,874	$56,737	8.3%
Specialty Garments	79,902	67,977	11,925	17.5
First Aid	25,739	22,138	3,601	16.3
Consolidated total	$843,252	$770,989	$72,263	9.4%

For the thirty-nine weeks ended May 28, 2011, our consolidated revenues increased by $72.3 million from the comparable period in fiscal 2010, or 9.4%.  The consolidated increase was primarily driven by a $56.7 million increase in our core laundry segments.  Core laundry operations’ revenues increased to $737.6 million for the thirty-nine weeks ended May 28, 2011 from $680.9 million for the comparable period of fiscal 2010, an increase of 8.3%.  The increase in our core laundry operations was primarily driven by organic growth of 6.5%, which is comprised of new sales, additions to our existing customer base and price increases offset by lost accounts and reductions to our existing customer base.  In addition, we benefitted from acquisition related growth of 1.4% and favorable fluctuations in the Canadian exchange rate which accounted for an increase in revenues of 0.4% for the thirty-nine weeks ended May 28, 2011.

Specialty Garments’ revenues increased to $79.9 million in the thirty-nine weeks ended May 28, 2011 from $68.0 million in the comparable period of 2010, an increase of 17.5%.  This increase was primarily due to the result of an increase in power reactor outages compared to a year ago as well as improved results from its cleanroom operations. First Aid revenues increased by $3.6 million, or 16.3%, as a result of better performance from the segment’s wholesale distribution and pill packaging operations.

Cost of Revenues

Cost of revenues increased as a percentage of revenues from 60.3%, or $464.8 million, for the thirty-nine weeks ended May 29, 2010 to 62.2%, or $524.7 million, for the thirty-nine weeks ended May 28, 2011. The increase was primarily the result of higher merchandise costs, as well as the effect of higher fuel and delivery costs, which were partially offset by lower payroll-related costs as a percentage of revenues.

Selling and Administrative Expense

Our selling and administrative expenses increased slightly to 20.7% of revenues, or $174.6 million, for the thirty-nine weeks ended May 28, 2011 from 20.6% of revenues, or $158.7 million, for the thirty-nine weeks ended May 29, 2010.  This increase was primarily due to a $2.7 million increase in share-based compensation expense related to a grant of restricted stock to our Chief Executive Officer in fiscal 2010. This increase was partially offset by a $0.9 million accounting benefit we recognized in the thirty-nine weeks ended May 28, 2011 related to the effect of discount rate fluctuations on the value of our environmental liabilities as well as lower payroll related costs as a percentage of revenues.  For the thirty-nine weeks ended May 28, 2011 compared to the comparable period in fiscal 2010, the continued growth of our sales force and overall selling costs was commensurate with our revenue growth.

Depreciation and Amortization

Our depreciation and amortization expense increased to $47.9 million for the thirty-nine weeks ended May 28, 2011 from $45.9 million for the thirty-nine weeks ended May 29, 2010. The increase in depreciation and amortization expense was due to capital expenditures and acquisition activity in earlier periods.

Income from Operations

For the thirty-nine weeks ended May 28, 2011 and May 29, 2010, the revenue growth in our operations, as well as the change in our costs as discussed above, resulted in the following changes in our income from operations:

	May 28,	May 29,	Dollar	Percent
(In thousands, except percentages)	2011	2010	Change	Change

Core Laundry Operations	$79,997	$88,392	$(8,395)	-9.5%
Specialty Garments	13,442	11,894	1,548	13.0
First Aid	2,537	1,295	1,242	95.9
Consolidated total	$95,976	$101,581	$(5,605)	-5.5%

Other Expense (income)

Other expense (income), which includes interest expense, interest income and foreign currency exchange (gain) loss, was $3.5 million for the thirty-nine weeks ended May 28, 2011 as compared with $6.2 million for the thirty-nine weeks ended May 29, 2010. This decrease was primarily due to a foreign exchange rate gain of $0.7 million in the thirty-nine weeks ended May 28, 2011 compared to a loss of $1.2 million in the comparable period of fiscal 2010. In addition, interest expense decreased to $6.0 million in the thirty-nine weeks ended May 28, 2011 from $6.6 million in the comparable period of 2010.  The decrease in interest expense was attributable primarily to the expiration of our interest rate swap in March 2011.  The average debt outstanding in the thirty-nine weeks ended May 28, 2011 was $180.9 million as compared to $181.6 million during the thirty-nine weeks ended May 29, 2010.

Provision for Income Taxes

Our effective income tax rate was 36.8% for the thirty-nine weeks ended May 28, 2011, as compared to 38.0% for the thirty-nine weeks ended May 29, 2010.  The decrease in the effective income tax rate for the thirty-nine weeks ended May 28, 2011 compared to the thirty-nine weeks ended May 29, 2010 was due to the reversal of tax contingency reserves related to the resolution of certain state tax audits as well as decreases in the Canadian federal and provincial tax rates.

Liquidity and Capital Resources

General

As of May 28, 2011, we had cash and cash equivalents of $109.0 million and working capital of $221.7 million. We believe that current cash and cash equivalent balances and cash generated from operations and amounts available under our Credit Agreement (defined below) will be sufficient to meet our currently anticipated working capital and capital expenditure requirements for at least the next 12 months.

Sources and Uses of Cash

During the thirty-nine weeks ended May 28, 2011, we generated cash from operating activities of $56.0 million, resulting primarily from net income of $58.5 million, net of non-cash amounts charged for depreciation, amortization and accretion of $49.1 million and share-based compensation of $5.2 million.  We also generated cash as a result of increases in accounts payable and accruals of $8.7 million and increases in accrued and deferred income taxes of $1.9 million.  These inflows were partially offset by increases in rental merchandise in-service of $25.7 million, accounts receivable of $20.4 million, inventories of $18.8 million, and prepaid expenses of $2.4 million. We used cash to, among other things, invest $49.4 million in capital expenditures and fund the acquisition of businesses in the amount of approximately $17.3 million.

Long-Term Debt and Borrowing Capacity

On May 5, 2011, we entered into a $250.0 million unsecured revolving credit agreement (the “Credit Agreement”) with a syndicate of banks, which matures on May 4, 2016.  Under the Credit Agreement, we are able to borrow funds at variable interest rates based on, at our election, the Eurodollar rate or a base rate, plus a spread, based on our consolidated funded debt ratio.  Availability of credit requires compliance with certain financial and other covenants, including a maximum consolidated funded debt ratio and minimum consolidated interest coverage ratio as defined in the Credit Agreement.  We test our compliance with these financial covenants on a fiscal quarterly basis. At May 28, 2011, the interest rates applicable to our borrowings under the Credit Agreement would be calculated as LIBOR plus 125 basis points at the time of the respective borrowing.  As of May 28, 2011, we had no outstanding borrowings, letters of credit amounting to $39.2 million, and $210.8 million available for borrowing under the Credit Agreement.

Prior to May 5, 2011, we had a $225.0 million unsecured revolving credit agreement (the “Prior Credit Agreement”) with a syndicate of banks, which was scheduled to mature on September 13, 2011.  In connection with our entry into the Credit Agreement, we terminated the Prior Credit Agreement.

On June 14, 2004, we issued $75.0 million of fixed rate notes (“Fixed Rate Notes”) pursuant to a Note Purchase Agreement (“Note Agreement”) with a seven year term and bearing interest at 5.27%.  The Fixed Rate Notes matured on June 14, 2011 and were repaid with approximately $45.0 million from our cash reserves and $30.0 million of borrowing under our Credit Agreement.

On September 14, 2006, we issued $100.0 million of floating rates notes (“Floating Rate Notes”) pursuant to a Note Purchase Agreement (“2006 Note Agreement”).  The Floating Rate Notes mature on September 14, 2013, bear interest at LIBOR plus 50 basis points and may be repaid at face value two years from the date of issuance.

As of May 28, 2011, we were in compliance with all covenants under the Credit Agreement, the Note Agreement and the 2006 Note Agreement.

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

There is usually a range of reasonable estimates of the costs associated with each site. Our accruals represent the amount within the range that constitutes our best estimate. When we believe that both the amount of a particular liability and the timing of the payments are reliably determinable, we adjust the cost in current dollars using a rate of 3% for inflation until the time of expected payment and discount the cost to present value using current risk-free interest rates. As of May 28, 2011, the risk-free interest rates we utilized ranged from 3.1% to 4.2%.

For environmental liabilities that have been discounted, we include interest accretion, based on the effective interest method, in selling and administrative expenses on the Consolidated Statements of Income. The changes to the amounts of our environmental liabilities for the thirty-nine weeks ended May 28, 2011 are as follows (in thousands):

May 28, 2011
Beginning balance as of August 28, 2010	$18,986
Costs incurred for which reserves have been provided	(1,885)
Insurance proceeds received	203
Interest accretion	511
Change in discount rates	(893)

Balance as of May 28, 2011	$16,922

Anticipated payments and insurance proceeds relating to currently identified environmental remediation liabilities as of May 28, 2011, for the next five fiscal years and thereafter, as measured in current dollars, are reflected below (in thousands).

Fiscal year ended August	2011	2012	2013	2014	2015	Thereafter	Total
Estimated costs – current dollars	$2,206	$ 3,061	$ 1,806	$ 934	$ 804	$ 13,002	$ 21,813

Estimated insurance proceeds	—	(180)	(150)	(180)	(150)	(2,048)	(2,708)

Net anticipated costs	$2,206	$ 2,881	$ 1,656	$ 754	$ 654	$ 10,954	$19,105

Effect of Inflation							7,814
Effect of Discounting							(9,997)

Balance as of May 28, 2011							$ 16,922

Estimated insurance proceeds are primarily received from an annuity received as part of our legal settlement with an insurance company. Annual proceeds of approximately $0.3 million are deposited into an escrow account which funds remediation and monitoring costs for three sites related to our former operations in Williamstown, Vermont. Annual proceeds received but not expended in the current year accumulate in this account and may be used in future years for costs related to this site through the year 2027. As of May 28, 2011, the balance in this escrow account, which is held in a trust and is not recorded in our Consolidated Balance Sheet, was approximately $3.1 million. Also included in estimated insurance proceeds are amounts we are entitled to receive pursuant to legal settlements as reimbursements from three insurance companies for estimated costs at the site in Uvalde, Texas.

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

Contractual Obligations and Other Commercial Commitments

As of May 28, 2011, there were no material changes in our contractual obligations that were disclosed in our Annual Report on Form 10-K for the year ended August 28, 2010.

Recent Accounting Pronouncements

In January 2010, the FASB issued revised guidance which requires additional disclosures about items transferring into and out of Levels 1 and 2 measurements in the fair value hierarchy.  The revised guidance also requires additional separate disclosures about purchases, sales, issuances, and settlements relative to Level 3 measurements, and clarifies, among other things, the existing fair value disclosures about the level of disaggregation. This guidance was effective for interim and annual financial periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements relative to Level 3 measurements, which were effective for interim and annual financial periods beginning after December 15, 2010.  We partially adopted this revised guidance on February 28, 2010, as required, and adopted the delayed portion of the revised guidance on February 27, 2011, as required.  These adoptions did not have a material impact on our Consolidated Financial Statements.

In May 2011, the FASB issued updated accounting guidance to amend existing requirements for fair value measurements and disclosures.  The guidance expands the disclosure requirements around fair value measurements categorized in Level 3 of the fair value hierarchy and requires disclosure of the level in the fair value hierarchy of items that are not measured at fair value but whose fair value must be disclosed.  It also clarifies and expands upon existing requirements for fair value measurements of financial assets and liabilities as well as instruments classified in shareholders’ equity.  The guidance is effective for interim and annual financial periods beginning after December 15, 2011.  We do not expect the adoption of this guidance to have a material impact on our Consolidated Financial Statements.

In June 2011, the FASB issued updated accounting guidance that improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The amendments to the existing standard require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  Under either method, adjustments must be displayed for items that are reclassified from other comprehensive income (“OCI”) to net income, in both net income and OCI.  The amendments to the existing standard do not change the current option for presenting components of OCI gross or net of the effect of income taxes, provided that such tax effects are presented in the statement in which OCI is presented or disclosed in the notes to the financial statements.  Additionally, the standard does not affect the calculation or reporting of earnings per share.  This guidance is effective for interim and annual financial periods beginning after December 15, 2011 and is to be applied retrospectively, with early adoption permitted. We do not expect the adoption of this guidance to have a material impact on our Consolidated Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

We have determined that all of our foreign subsidiaries operate primarily in local currencies that represent the functional currencies of such subsidiaries. All assets and liabilities of our foreign subsidiaries are translated into U.S. dollars using the exchange rate prevailing at the balance sheet date. The effects of exchange rate fluctuations on the translation of assets and liabilities are recorded as a component of shareholders’ equity. Revenues and expenses are translated at the average exchange rates in effect during each month of the fiscal year. As such, our financial condition and operating results are affected by fluctuations in the value of the U.S. dollar as compared to currencies in foreign countries.  Revenues denominated in currencies other than the U.S. dollar represented approximately 9% of total consolidated revenues for both the thirteen and thirty-nine weeks ended May 28, 2011, and total assets denominated in currencies other than the U.S. dollar represented approximately 11% and 10% of total consolidated assets at May 28, 2011 and August 28, 2010, respectively.  If exchange rates had increased or decreased by 10% from the actual rates in effect during the thirteen and thirty-nine weeks ended and as of May 28, 2011, our revenues would have increased or decreased by approximately $2.8 million and $7.7 million, respectively, and assets as of May 28, 2011 would have increased or decreased by approximately $12.9 million.

We do not operate a hedging program to mitigate the effect of a significant change in the value of our foreign subsidiaries functional currencies, which include the Canadian Dollar, Euro, British Pound, and Mexican Peso, as compared to the U.S. dollar. Any gains or   losses resulting from foreign currency transactions, including exchange rate fluctuations on intercompany accounts are reported as transaction (gains) losses in our other expense (income). The intercompany payables and receivables are denominated in Canadian Dollars, Euros, British Pounds and Mexican Pesos.  During the thirteen and thirty-nine weeks ended May 28, 2011, transaction gains included in other expense (income) were approximately $0.3 million and $0.7 million, respectively. If the exchange rates had increased or decreased by 10% during the thirteen and thirty-nine weeks ended May 28, 2011, we would have recognized exchange gains or losses, of approximately $1.0 million and $0.9 million, respectively.

Interest Rate Sensitivity

We are exposed to market risk from changes in interest rates which may adversely affect our financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, we manage these exposures through our regular operating and financing activities. We are exposed to interest rate risk primarily through our borrowings under our Credit Agreement with a syndicate of banks and our 2006 Floating Rate Notes which were purchased by a group of insurance companies pursuant to the 2006 Note Agreement. Under both agreements, we borrow funds at variable interest rates based on the Eurodollar rate or LIBOR rates. If the LIBOR and Eurodollar rates fluctuated by 10% from the actual rates in effect during the thirteen and thirty-nine weeks ended May 28, 2011, our interest expense would have fluctuated by a nominal amount and $0.1 million from the interest expense recognized for the thirteen and thirty-nine weeks ended May 28, 2011, respectively.

In January 2008, we entered into an interest rate swap agreement to manage our exposure to interest rate movements and the related effect on our variable rate debt.  The swap agreement, with a notional amount of $100.0 million, matured on March 14, 2011. We paid a fixed rate of 3.51% and received a variable rate tied to the three month LIBOR rate. We accounted for this instrument as a cash flow hedge in accordance with U.S. GAAP and, as a result, recorded all changes in the fair value of the swap agreement in accumulated other comprehensive income, a component of shareholders’ equity.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the thirteen or thirty-nine weeks ended May 28, 2011 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are subject to legal proceedings and claims arising from the current conduct of our business operations, including personal injury, customer contract, and employment claims as described in our Consolidated Financial Statements.  We maintain insurance coverage providing indemnification against many of such claims, and we do not expect that we will sustain any material loss as a result thereof.  Refer to Note 9, “Commitments and Contingencies,” to the Consolidated Financial Statements for further discussion.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED)

ITEM 5.  OTHER INFORMATION

None.

ITEM 6. EXHIBITS

10.1 Credit Agreement, dated as of May 5, 2011 (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on May 9, 2011 and incorporated herein by reference)

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

*** 101
The following materials from UniFirst Corporation’s Quarterly Report on Form 10-Q for the quarter ended May 28, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

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

UniFirst Corporation

July 7, 2011	By:	/s/ Ronald D. Croatti
Ronald D. Croatti
President and Chief Executive Officer

July 7, 2011	By:	/s/ Steven S. Sintros
Steven S. Sintros
Vice President and Chief Financial Officer

 EXHIBIT INDEX

10.1 Credit Agreement, dated as of May 5, 2011 (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K on May 9, 2011 and incorporated herein by reference)

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

*** 101
The following materials from UniFirst Corporation’s Quarterly Report on Form 10-Q for the quarter ended May 28, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

*	Filed herewith

**	Furnished herewith

***
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.