Form 10-K
period 2011-08-27
UNIFIRST CORP
filed 2011-10-26
CIK 717954

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended August 27, 2011

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 0-8504

UNIFIRST CORPORATION
 (Exact Name of Registrant as Specified in Its Charter)

Massachusetts	04-2103460
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

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

Yes  ✓                       No

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

Yes                       No   ✓

The number of outstanding shares of the Registrant’s Common Stock and Class B Common Stock at October 14, 2011 were 14,989,871 and 4,885,277, respectively.  The aggregate market value of the voting stock of the Registrant held by non-affiliates as of February 25, 2011 (the last business day of the Registrant’s most recently completed second fiscal quarter), computed by reference to the closing sale price of such shares on such date, was approximately $801,785,035.

Documents Incorporated By Reference
The Registrant intends to file a Definitive Proxy Statement pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended, for its 2012 Annual Meeting of Shareholders within 120 days of the end of the fiscal year ended August 27, 2011.  Portions of such Proxy Statement are incorporated by reference in Part III of this Annual Report on Form 10-K.

UniFirst Corporation
Annual Report on Form 10-K
For the Fiscal Year Ended August 27, 2011
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
Item 8. Financial Statements and Supplementary Data
Consolidated statements of income for each of the three years in the period ended August 27, 2011
Consolidated balance sheets as of August 27, 2011 and August 28, 2010
Consolidated statements of shareholders' equity for each of the three years in the period ended August 27, 2011
Consolidated statements of cash flows for each of the three years in the period ended August 27, 2011
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

Our principal services include providing customers with uniforms and other non-garment items, picking up soiled uniforms or other items on a periodic basis (usually weekly), and delivering, at the same time, cleaned and processed items. We offer uniforms in a wide variety of styles, colors, sizes and fabrics and with personalized emblems selected by the customer. Our centralized services, specialized equipment and economies of scale generally allow us to be more cost effective in providing garment services than customers could be themselves, particularly those customers with high employee turnover rates. During fiscal 2011, we manufactured approximately 76% of the garments we placed in service. These were primarily work pants and shirts manufactured at our plants in Cardenas, Ebano and Valles, which are located in San Luis Potosi, Mexico, as well as at subcontract manufacturers that the we utilize to supplement our manufacturing capacity in periods of high demand.  Because we design and manufacture a majority of our own uniforms and protective clothes, we can produce custom garment programs for our larger customers, offer a diverse range of such designs within our standard line of garments and better control the quality, price and speed at which we produce such garments. In addition, among our competitors, we believe we have the largest in-house digital image processing capability, allowing us to convert an image provided by a customer into customized, mass producible embroidered emblems, typically within two days.

We have six operating segments: US Rental and Cleaning, Canadian Rental and Cleaning, Manufacturing (“MFG”), Specialty Garments Rental and Cleaning (“Specialty Garments”), First Aid and Corporate. The US Rental and Cleaning and Canadian Rental and Cleaning operating segments have been combined to form the US and Canadian Rental and Cleaning reporting segment. The US and Canadian Rental and Cleaning reporting segment purchases, rents, cleans, delivers and sells, uniforms and protective clothing and non-garment items in the United States and Canada. The Corporate operating segment consists of costs associated with our distribution center, sales and marketing, information systems, engineering, materials management, manufacturing planning, finance, budgeting, human resources, other general and administrative costs and interest expense. The revenues generated from the Corporate operating segment represent certain direct sales we made directly from our distribution center. The products sold by this operating segment are the same products rented and sold by the US and Canadian Rental and Cleaning reporting segments. The MFG operating segment designs and manufactures uniforms and non-garment items solely for the purpose of providing these goods to the US and Canadian Rental and Cleaning reporting segment. The Specialty Garments operating segment purchases, rents, cleans, delivers and sells, specialty garments and non-garment items primarily for nuclear and cleanroom applications. The First Aid operating segment sells first aid cabinet services and other safety supplies.  Refer to Note 15, “Segment Reporting”, of our Consolidated Financial Statements for our disclosure of segment information.

In fiscal 2011, we generated $1.134 billion in revenue, of which approximately 88% was derived from the US and Canadian Rental and Cleaning and Corporate segments. Specialty Garments and First Aid accounted for approximately 9% and 3% of our 2011 revenues, respectively.

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

CUSTOMERS

We serve businesses of all sizes in numerous industry categories. During each of the past five years, no single uniform rental customer accounted for more than 1% of our revenues. Our typical customers include automobile service centers and dealers, delivery services, food and general merchandise retailers, food processors and service operations, light manufacturers, maintenance facilities, restaurants, service companies, soft and durable goods wholesalers, transportation companies, and others who require employee clothing for image, identification, protection or utility purposes. Among our largest customers of our conventional uniform rental business are divisions, units, regional operations or franchised agencies of major, nationally recognized organizations. With respect to our Specialty Garment segment, typical customers include government agencies, research and development laboratories, high technology companies and utilities operating nuclear reactors. We currently service over 240,000 customer locations in the United States, Canada and Europe from 214 customer service, distribution and manufacturing facilities.

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

MANUFACTURING AND SOURCING

We manufactured approximately 76% of all garments which we placed in service during fiscal 2011. These were primarily work pants and shirts manufactured at our plants in Cardenas, Ebano and Valles, which are located in San Luis Potosi, Mexico, as well as at subcontract manufacturers that the we utilize to supplement our manufacturing capacity in periods of high demand.  The balance of the garments used in our programs are purchased from a variety of industry suppliers. While we currently acquire the raw materials with which we produce our garments from a limited number of suppliers, we believe that such materials are readily available from other sources. To date, we have experienced no significant difficulty in obtaining any of our raw materials or supplies. Currently, we also manufacture approximately 74% of the mats we place in service at our plant in Cave City, Arkansas.

EMPLOYEES

At August 27, 2011, we employed approximately 11,000 persons. Approximately 2% of our United States employees are represented by a union pursuant to a collective bargaining agreement. We consider our employee relations to be good.

EXECUTIVE OFFICERS

Our executive officers are as follows:

NAME	AGE	POSITION
Ronald D. Croatti	68	Chairman of the Board, President, and Chief Executive Officer
Steven S. Sintros	37	Vice President and Chief Financial Officer
Cynthia Croatti	56	Executive Vice President and Treasurer
Bruce P. Boynton	63	Senior Vice President, Operations
David A. DiFillippo	54	Senior Vice President, Operations
David M. Katz	47	Vice President, Sales and Marketing

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

Bruce P. Boynton joined our Company in 1976. Mr. Boynton has served as Senior Vice President, Operations since 2001, is the chief operating officer for our Company’s Canadian operations and has primary responsibility for overseeing the operations of certain regions in the United States. From 1986 through 2000, Mr. Boynton served as Vice President, Operations.

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

ENVIRONMENTAL MATTERS

We, like our competitors, are subject to various federal, state and local laws and regulations governing, among other things, the generation, handling, storage, transportation, treatment and disposal of hazardous wastes and other substances. In particular, industrial laundries currently use and must dispose of detergent waste water and other residues, and, in the past, used perchloroethylene and other dry cleaning solvents. We are attentive to the environmental concerns surrounding the disposal of these materials and have through the years taken measures to avoid their improper disposal. Over the years, we have settled, or contributed to the settlement of, actions or claims brought against us relating to the disposal of hazardous materials and there can be no assurance that we will not have to expend material amounts to remediate the consequences of any such disposal in the future. Further, under environmental laws, an owner or lessee of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances located on or in or emanating from such property, as well as related costs of investigation and property damage. Such laws often impose liability without regard to whether the owner or lessee knew of or was responsible for the presence of such hazardous or toxic substances. There can be no assurance that acquired or leased locations have been operated in compliance with environmental laws and regulations or that future uses or conditions will not result in the imposition of liability upon us under such laws or expose us to third-party actions such as tort suits. We continue to address environmental conditions under terms of consent orders negotiated with the applicable environmental authorities or otherwise with respect to sites located in, or related to, Woburn, Massachusetts, Somerville, Massachusetts, Springfield, Massachusetts, Uvalde, Texas, Stockton, California, Williamstown, Vermont, as well as sites located in Goldsboro, North Carolina, Wilmington, North Carolina and Landover, Maryland.  For additional discussion refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the risk factor set forth in this Annual Report on Form 10-K.

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

SAFE HARBOR FOR FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K and any documents incorporated by reference may contain forward looking statements within the meaning of the federal securities laws.  Forward looking statements contained in this Annual Report on Form 10-K and any documents incorporated by reference are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995.  Forward looking statements may be identified by words such as “estimates,” “anticipates,” “projects,” “plans,” “expects,” “intends,” “believes,” “seeks,” “could,” “should,” “may,” “will,” or the negative versions thereof, and similar expressions and by the context in which they are used.  Such forward looking statements are based upon our current expectations and speak only as of the date made.  Such statements are highly dependent upon a variety of risks, uncertainties and other important factors that could cause actual results to differ materially from those reflected in such forward looking statements.  Such factors include, but are not limited to, uncertainties caused by the continuing adverse worldwide economic conditions, uncertainties regarding our ability to consummate and successfully integrate acquired businesses, uncertainties regarding any existing or newly-discovered expenses and liabilities related to environmental compliance and remediation, our ability to compete successfully without any significant degradation in our margin rates, seasonal and quarterly fluctuations in business levels, our ability to preserve positive labor relationships and avoid becoming the target of corporate labor unionization campaigns that could disrupt our business, the effect of currency fluctuations on our results of operations and financial condition, our dependence on third parties to supply us with raw materials, any loss of key management or other personnel, increased costs as a result of any future changes in federal or state laws, rules and regulations or governmental interpretation of such laws, rules and regulations, uncertainties regarding the price levels of natural gas, electricity, fuel and labor, the impact of adverse economic conditions and the current tight credit markets on our customers and such customers’ workforce, the level and duration of workforce reductions by our customers, the continuing increase in domestic healthcare costs, demand and prices for our products and services, rampant criminal activity and instability in Mexico where our principal garment manufacturing plants are located, additional professional and internal costs necessary for compliance with recent and proposed future changes in Securities and Exchange Commission, New York Stock Exchange and accounting rules, strikes and unemployment levels, our efforts to evaluate and potentially reduce internal costs, economic and other developments associated with the war on terrorism and its impact on the economy and general economic conditions.  We undertake no obligation to update any forward looking statements to reflect events or circumstances arising after the date on which they are made.

RISKS RELATING TO OUR BUSINESS AND INDUSTRY

We face intense competition within our industry, which may adversely affect our results of operations and financial condition.

The uniform rental and sales industry is highly competitive. The principal methods of competition in the industry are quality of products, quality of service and price. We believe that the top four companies in the uniform rental segment of the industry, including us, currently generate approximately 40% of the industry’s volume. Our leading competitors include Aramark Corporation, Cintas Corporation and G&K Services, Inc. The remainder of the market, however, is divided among more than 400 smaller businesses, many of which serve one or a limited number of markets or geographic service areas. In addition to our traditional rental competitors, we may increasingly compete in the future with businesses that focus on selling uniforms and other related items, including single-use disposable garments for use in the nuclear industry. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could have a material effect on our results of operations and financial condition. We also compete with industry competitors for acquisitions, which has the effect of increasing the price for acquisitions and reducing the number of acquisition candidates available to us. If we pay higher prices for businesses we acquire, our returns on investment and profitability may be reduced.

Adverse economic and business conditions continue to affect our customer base and may continue to negatively impact our sales and operating results.

We supply uniform services to many industries that have been subject to adverse economic and business conditions resulting in shifting employment levels, changes in worker productivity, uncertainty regarding the impacts of rehiring and shifts to offshore manufacturing.  As a result, many of our customers have reduced worker headcounts.  The economic hardships among our customer base have also caused, and may continue to cause, some of our customers to restrict expenditures or even cease to conduct business.  Lost accounts due to financial distress continue to be significant. All of these factors have, and are likely in the future to continue to have, the effect of reducing the number of employees utilizing our uniform services, which adversely affects our sales and results of operations. The current worldwide economic uncertainties and weakness may negatively impact our revenues and operating performance in fiscal 2012 and beyond due to the impact on spending plans and employment levels of our customers and sales prospects.

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

We continue to address environmental conditions under terms of consent orders negotiated with the applicable environmental authorities or otherwise with respect to sites located in or related to Woburn, Massachusetts, Somerville, Massachusetts, Springfield, Massachusetts, Uvalde, Texas, Stockton, California, three sites in Williamstown, Vermont, as well as sites located in Goldsboro, North Carolina, Wilmington, North Carolina and Landover, Maryland.

We have accrued certain costs related to the sites described above as it has been determined that the costs are probable and can be reasonably estimated. We continue to implement mitigation measures and to monitor environmental conditions at the Somerville, Massachusetts site. We also have potential exposure related to an additional parcel of land (the “Central Area”) related to the Woburn, Massachusetts site discussed above. Currently, the consent decree for the Woburn site does not define or require any remediation work in the Central Area. The United States Environmental Protection Agency (the “EPA”) has provided us and other signatories to the consent decree with comments on the design and implementation of groundwater and soil remedies at the Woburn site and investigation of environmental conditions in the Central Area.  We, and other signatories, have implemented and proposed to do additional work at the Woburn site but many of EPA’s comments remain to be resolved.  In addition, in April 2011, we received a request from the EPA under the Clean Air Act for information regarding our handling of and operations with respect to the laundering of soiled towels.  We have responded to this request.

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

Economic downturns and declines in consumption in our markets may affect the levels of both our sales and profitability.  The domestic and global economies and financial and credit markets continue to experience declines or slow growth, general uncertainty and high unemployment.  In addition, there continues to be diminished liquidity and credit availability.  We believe these conditions have not materially impacted our financial position or liquidity as of August 27, 2011.  However, we could be negatively impacted if these conditions continue for a sustained period of time, or if there is further deterioration in financial markets and major economies.  The current tight credit conditions in financial markets may continue to adversely affect the ability of our customers and suppliers to obtain financing, which could result in a decrease in, or cancellation of, our services.  In addition, weakening economic conditions and outlook may result in a further decline in the level of our customers’ spending that could adversely affect our results of operations and liquidity.  We are unable to predict the likely duration and severity of the current disruption, weakness and uncertainty in the domestic and global financial markets, including the current market disruptions in Europe, and the related adverse economic conditions.

Our failure to implement successfully our acquisition strategy and to grow our business could adversely affect our ability to increase our revenues and could negatively impact our profitability.

As part of our growth strategy, we intend to continue to actively pursue additional acquisition opportunities. However, as discussed above, we compete with others within our industry for suitable acquisition candidates. This competition may increase the price for acquisitions and reduce the number of acquisition candidates available to us.  Moreover, the current economic weakness has resulted in, and may continue to result in, the sale of fewer target businesses at prices consistent with the current market weakness.  As a result, acquisition candidates may not be available to us in the future on favorable terms. Even if we are able to acquire businesses on favorable terms, managing growth through acquisition is a difficult process that includes integration and training of personnel, combining plant and operating procedures and additional matters related to the integration of acquired businesses within our existing organization. Unanticipated issues related to integration may result in additional expense or in disruption to our operations, either of which could negatively impact our ability to achieve anticipated benefits. While we believe we will be able to fully integrate acquired businesses, we can give no assurance that we will be successful in this regard.

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

Global, national, regional or industry specific economic slowdowns, including the current market disruptions in Europe, as well as events or conditions in a particular area, such as adverse weather and other factors, may adversely affect our operating results. In addition, increases in interest rates that may lead to a decline in economic activity, while simultaneously resulting in higher interest expense to us under our credit facility and floating rate notes, may adversely affect our operating results.

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

A portion of our sales is derived from international markets. Revenue denominated in currencies other than the U.S. dollar represented approximately 9% of total consolidated revenues for fiscal 2011, 9% for fiscal 2010 and 8% for fiscal 2009. The operating results of our international subsidiaries are translated into U.S. dollars and such results are affected by movements in foreign currencies relative to the U.S. dollar. Our international operations are also subject to other risks, including the requirement to comply with changing and conflicting national and local regulatory requirements; potential difficulties in staffing and labor disputes; managing and obtaining support and distribution for local operations; credit risk or financial condition of local customers; potential imposition of restrictions on investments; potentially adverse tax consequences, including imposition or increase of withholding and other taxes on remittances and other payments by subsidiaries; foreign exchange controls; and local political and social conditions. There can be no assurance that the foregoing factors will not have an adverse effect on our international operations or on our consolidated financial condition and results of operations. We own and operate manufacturing facilities in Mexico. Violence, crime and instability in Mexico has had, and may continue to have, an adverse affect on our operations, including the hijacking of our trucks and the implementation of security measures to protect our employees.  We are not insured against such criminal attacks and there can be no assurance that losses that could result from an attack on our trucks or our personnel would not have a material adverse effect on our business, results of operations and financial condition.  Operations in developing nations present several additional risks, including greater fluctuation in currencies relative to the U.S. dollar, economic and governmental instability, civil disturbances, volatility in gross domestic production, Foreign Corrupt Practice Act compliance issues and nationalization and expropriation of private assets.

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

Our business is subject to various other state and federal regulations, including employment laws and regulations, minimum wage requirements, overtime requirements, working condition requirements, citizenship requirements and other laws and regulations. Any appreciable increase in the statutory minimum wage rate, income or overtime pay, adoption of mandated health benefits, changes in OSHA requirements, changes in environmental compliance requirements, or changes to immigration laws and citizenship requirements would likely result in an increase in our labor costs and/or contribute to a shortage of available labor and such cost increase or labor shortage, or the penalties for failing to comply with such statutory minimums or regulations, could have an adverse effect on our business, liquidity and results of operations.

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

We manufactured approximately 76% of all garments which we placed in service during fiscal 2011. These were primarily work pants and shirts manufactured at our plants in Cardenas, Ebano and Valles, which are located in San Luis Potosi, Mexico as well as at subcontract manufacturers that the we utilize to supplement our manufacturing capacity in periods of high demand. The balance of the garments used in our programs are purchased from a variety of industry suppliers. While we currently acquire the raw materials with which we produce our garments from a limited number of suppliers, we believe that such materials are readily available from other sources. To date, we have experienced no significant difficulty in obtaining any of our raw materials or supplies. However, if we were to experience difficulty obtaining any of our raw materials from such suppliers and were unable to obtain new materials or supplies from other industry suppliers, it could adversely affect our results of operations.

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

Unexpected events, including, without limitation, fires at facilities, natural disasters, such as hurricanes and tornados, public health emergencies, war or terrorist activities, unplanned utility outages, supply disruptions, failure of equipment or information systems, temporary or long-term disruption of our computer systems, or changes in laws and/or regulations impacting our business, could adversely affect our operating results. These events could result in disruption of customer service, physical damage to one or more key operating facilities, the temporary closure of one or more key operating facilities or the temporary disruption of information systems.  In addition, the destruction or temporary loss of our distribution facility in Owensboro, Kentucky would have a material adverse effect on our operations and financial results.

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

As of October 14, 2011, to the Company’s knowledge, the members of the Croatti family owned, directly or indirectly, in the aggregate approximately 423,492 shares of our Common Stock and approximately 4,885,277 shares of our Class B Common Stock, which represents approximately 26.7% of the aggregate number of outstanding shares of our Common Stock and Class B Common Stock, but approximately 75.3% of the combined voting power of the outstanding shares of our Common Stock and Class B Common Stock.  As a result, the members of the Croatti family, acting with other family members, could effectively control most matters requiring approval by our shareholders, including the election of a majority of the directors. While historically the members of the Croatti family have individually voted their respective shares of Class B Common Stock in the same manner, there is no contractual understanding requiring this and there is no assurance that the family members will continue to individually vote their shares of Class B Common Stock in the same manner. This voting control by the members of the Croatti family, together with certain provisions of our by-laws and articles of organization, could have the effect of delaying, deferring or preventing a change in control of our Company that would otherwise be beneficial to our public shareholders.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of August 27, 2011, we owned or leased approximately 230 facilities containing an aggregate of approximately 5.7 million square feet located in the United States, Canada, Mexico and Europe. We owned 115 of these facilities, containing approximately 4.6 million square feet. These facilities include our 320,000 square foot Owensboro, Kentucky distribution center and almost all of our industrial laundry processing plants. We believe our industrial laundry facilities are among the most modern in the industry.

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

In addition, we, like our competitors, are subject to various federal, state and local laws and regulations governing, among other things, the generation, handling, storage, transportation, treatment and disposal of hazardous wastes and other substances. In particular, industrial laundries currently use and must dispose of detergent waste water and other residues, and, in the past, used perchloroethylene and other dry cleaning solvents. Over the years, we have settled, or contributed to the settlement of, actions or claims brought against us relating to the disposal of hazardous materials and there can be no assurance that we will not have to expend material amounts to remediate the consequences of any such disposal in the future. Further, under environmental laws, an owner or lessee of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances located on or in or emanating from such property, as well as related costs of investigation and property damage. Such laws often impose liability without regard to whether the owner or lessee knew of or was responsible for the presence of such hazardous or toxic substances. There can be no assurance that acquired or leased locations have been operated in compliance with environmental laws and regulations or that future uses or conditions will not result in the imposition of liability upon us under such laws or expose us to third-party actions such as tort suits.  Refer to Note 11, “Commitments and Contingencies”, of our Consolidated Financial Statements for further discussion.

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

	Price Per Share		Dividends Per Share
	High	Low	Common Stock	Class B Common Stock
Year ended August 27, 2011
First Quarter	$52.14	$39.26	$0.0375	$0.0300
Second Quarter	57.59	51.27	0.0375	0.0300
Third Quarter	57.26	50.09	0.0375	0.0300
Fourth Quarter	60.49	45.88	0.0375	0.0300

	Price Per Share		Dividends Per Share
	High	Low	Common Stock	Class B Common Stock
Year ended August 28, 2010
First Quarter	$46.55	$38.88	$0.0375	$0.0300
Second Quarter	54.47	43.95	0.0375	0.0300
Third Quarter	55.74	44.25	0.0375	0.0300
Fourth Quarter	45.92	38.56	0.0375	0.0300

The approximate number of shareholders of record of our Common Stock and Class B Common Stock as of October 14, 2011 was 81 and 23, respectively. We believe that the number of beneficial owners of our Common Stock is substantially greater than the number of record holders because a large portion of our Common Stock is held of record in broker ‘‘street names.’’

We have paid regular quarterly dividends since 1983 and intend to continue such policy subject to, among other factors, our earnings, financial condition and capital requirements. No dividends will be payable unless declared by our Board of Directors and then only to the extent funds are legally available for the payment of such dividends. In the event that our Board of Directors votes to pay a dividend, our Common Stock must receive a dividend equal to no less than 125% of any dividend paid on the Class B Common Stock. On July 5, 2011, our Board of Directors declared a quarterly dividend of $0.0375 and $0.0300 per share on our Common Stock and Class B Common Stock, respectively, which was paid on September 30, 2011 to shareholders of record on September 9, 2011.

The following table sets forth information concerning our equity compensation plans as of August 27, 2011.

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options and stock appreciation rights	Weighted average exercise price of outstanding options and stock appreciation rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities referenced in column (a))
	(a)
Equity compensation plans approved by security holders	527,400	$38.48	693,775
Equity compensation plans not approved by security holders	—	N/A	—
Total	527,400	$38.48	693,775

Stock Performance Graph

Set forth below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on our Common Stock, based on the market price of our Common Stock, with the cumulative total shareholder return of a peer group and of companies within the Standard & Poor’s 500 Stock Index, in each case assuming reinvestment of dividends. The calculation of cumulative total shareholder return assumes a $100 investment in our Common Stock, the peer group and the S&P 500 Stock Index on August 31, 2006. The peer group is composed of Cintas Corporation and G & K Services, Inc.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements and Notes to Consolidated Financial Statements included in Item 8.

The selected consolidated balance sheet data set forth below as of August 27, 2011 and August 28, 2010 and the selected consolidated income statement data for the three years in the period ended August 27, 2011 are derived from our audited Consolidated Financial Statements included in this Annual Report on Form 10-K. All other selected consolidated financial data set forth below are derived from our audited financial statements not included in this Annual Report on Form 10-K. Current accounting guidance requires the income per share for each class of common stock to be calculated assuming 100% of our earnings are distributed as dividends to each class of common stock based on their respective dividend rights. Our Common Stock has a 25% dividend preference to our Class B Common Stock. The Class B Common Stock, which has ten votes per share as opposed to one vote per share for the Common Stock, is not freely transferable but may be converted at any time on a one-for-one basis into Common Stock at the option of the holder of the Class B Common Stock.

Five Year Financial Summary
UniFirst Corporation and Subsidiaries

Fiscal Year Ended August (In thousands, except per share data)	2011	2010	2009	2008	2007
Selected Balance Sheet Data:
Total assets	$1,141,520	$1,092,295	$1,002,099	$981,667	$874,464
Long-term debt	$120,296	$181,464	$182,015	$235,539	$206,049
Shareholders' equity	$797,942	$708,050	$627,035	$556,770	$497,327

Selected Income Statement Data:
Revenues	$1,134,126	$1,025,939	$1,013,416	$1,023,175	$902,102
Depreciation and amortization	$64,733	$61,477	$57,789	$53,784	$48,512
Income from operations	$123,973	$130,272	$134,036	$108,638	$84,152
Other expense, net	$3,401	$7,420	$7,571	$9,939	$10,690
Provision for income taxes	$44,086	$46,444	$50,613	$37,721	$28,267

Net income	$76,486	$76,408	$75,852	$60,978	$45,195

Income per share:
Basic - Common stock	$4.05	$4.11	$4.14	$3.33	$2.47
Basic - Class B Common Stock	$3.24	$3.29	$3.31	$2.66	$1.98
Diluted - Common stock	$3.85	$3.90	$3.92	$3.15	$2.34

Dividends per share:
Common stock	$0.15	$0.15	$0.15	$0.15	$0.15
Class B Common Stock	$0.12	$0.12	$0.12	$0.12	$0.12

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

We continue to expand into additional geographic markets through acquisitions and organic growth.  We currently service over 240,000 customer locations in the United States, Canada and Europe from 214 customer service, distribution and manufacturing facilities.

US GAAP establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information of those segments to be presented in interim financial reports issued to shareholders. Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the chief operating decision-maker, or decision-making group, in making decisions on how to allocate resources and assess performance.  Our chief operating decision-maker is our chief executive officer. We have six operating segments based on the information reviewed by our chief executive officer: US Rental and Cleaning, Canadian Rental and Cleaning, Manufacturing (“MFG”), Specialty Garments Rental and Cleaning (“Specialty Garments”), First Aid and Corporate. The US Rental and Cleaning and Canadian Rental and Cleaning operating segments have been combined to form the US and Canadian Rental and Cleaning reporting segment. Refer to Note 15, “Segment Reporting”, of our Consolidated Financial Statements for our disclosure of segment information.

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

The MFG operating segment designs and manufactures uniforms and non-garment items primarily for the purpose of providing these goods to the US and Canadian Rental and Cleaning reporting segment. The amounts reflected as revenues of MFG are generated when goods are shipped from our manufacturing facilities, or subcontract manufacturers, to our other locations. These revenues are recorded at a transfer price which is typically in excess of the actual manufacturing cost. Products are carried in inventory and subsequently placed in service and amortized at this transfer price. On a consolidated basis, intercompany MFG revenues and MFG income are eliminated and the carrying value of inventories and rental merchandise in service is reduced to the manufacturing cost. Income before income taxes from MFG, net of the intercompany MFG elimination, offsets the merchandise amortization costs incurred by the US and Canadian Rental and Cleaning reporting segment as the merchandise costs of this reporting segment are amortized and recognized based on inventories purchased from MFG at the transfer price which is above our manufacturing cost.

The Corporate operating segment consists of costs associated with our distribution center, sales and marketing, information systems, engineering, materials management, manufacturing planning, finance, budgeting, human resources, other general and administrative costs and interest expense. The revenues generated from the Corporate operating segment represent certain direct sales made directly from our distribution center. The products sold by this operating segment are the same products rented and sold by the US and Canadian Rental and Cleaning reporting segment. In the segment disclosures in Note 15, “Segment Reporting”, of our Consolidated Financial Statements, no assets or capital expenditures are presented for the Corporate operating segment as no assets are allocated to this operating segment in the information reviewed by our chief executive officer. However, depreciation and amortization expense related to certain assets are reflected in income from operations and income before income taxes for the Corporate operating segment. The assets that give rise to this depreciation and amortization are included in the total assets of the US and Canadian Rental and Cleaning reporting segment as this is how they are tracked and reviewed by us.

We refer to our US and Canadian Rental and Cleaning, MFG, and Corporate segments combined as our “core laundry operations”.

The Specialty Garments operating segment purchases, rents, cleans, delivers and sells, specialty garments and non-garment items primarily for nuclear and cleanroom applications. The First Aid operating segment sells first aid cabinet services and other safety supplies.

Approximately 88% of our revenues in fiscal 2011 were derived from US and Canadian Rental and Cleaning, and Corporate. A key driver of this business is the number of workers employed by our customers. Our revenues are directly impacted by fluctuations in these employment levels. Revenues from Specialty Garments, which accounted for 9% of our 2011 revenues, increase during outages and refueling by nuclear power plants, as garment usage increases at these times. First Aid represented 3% of our total revenue in fiscal 2011.

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

We complete our annual impairment test in the fourth quarter of each fiscal year and there have been no impairments of goodwill or other intangible assets in fiscal 2011, 2010 or 2009.

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

Property, plant and equipment, and definite-lived intangible assets are depreciated or amortized over their useful lives. Useful lives are based on our estimates of the period that the assets will generate revenue. Long-lived assets are evaluated for impairment whenever events or circumstances indicate an asset may be impaired. There were no impairments of property, plant and equipment, goodwill or definite-lived intangible assets in fiscal 2011, 2010 or 2009.

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

The estimated liability for environmental contingencies has been discounted using risk-free interest rates ranging from 2.2% to 3.5% over periods ranging from ten to thirty years. The estimated current costs, net of legal settlements with insurance carriers, have been adjusted for the estimated impact of inflation at 3% per year. Changes in enacted laws, regulatory orders or decrees, our estimates of costs, risk-free interest rates, insurance proceeds, participation by other parties, the timing of payments and the input of our attorneys and outside consultants based on changing legal or factual circumstances could have a material impact on the amounts recorded for our environmental and other contingent liabilities. Refer to Note 11, “Commitments and Contingencies”, of our Consolidated Financial Statements for additional discussion and analysis.

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

Our estimated liability has been based on historical experience in decommissioning nuclear laundry facilities, estimated useful lives of the underlying assets, external vendor estimates as to the cost to decommission these assets in the future, and federal and state regulatory requirements. The estimated current costs have been adjusted for the estimated impact of inflation at 3% per year. The liability has been discounted using credit-adjusted risk-free rates that range from approximately 7.0% to 7.5%. Revisions to the liability could occur due to changes in the estimated useful lives of the underlying assets, estimated dates of decommissioning, changes in decommissioning costs, changes in federal or state regulatory guidance on the decommissioning of such facilities, or other changes in estimates. Changes due to revisions in our estimates will be recognized by adjusting the carrying amount of the liability and the related long-lived asset if the assets are still in service, or charged to expense in the period if the assets are no longer in service.

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

Our hedging activities are transacted only with highly rated institutions, which reduces our exposure to credit risk in the event of nonperformance.  As of August 27, 2011, we had no outstanding derivative instruments.

Supplemental Executive Retirement Plan and other Pension Plans

We recognize pension expense on an accrual basis over our employees’ estimated service periods. Pension expense is generally independent of funding decisions or requirements.

The calculation of pension expense and the corresponding liability requires us to use a number of critical assumptions, including the expected long-term rate of return on plan assets and the assumed discount rate. Changes in our assumptions can result in different expense and liability amounts, and future actual expense can differ from these assumptions. Pension expense increases as the expected rate of return on pension plan assets decreases. Future changes in plan asset returns, assumed discount rates and various other factors related to the participants in our pension plans will impact our future pension expense and liabilities. We cannot predict with certainty what these factors will be in the future.

Income Taxes

We compute income tax expense by jurisdiction based on our operations in each jurisdiction.  Deferred income taxes are provided for temporary differences between the amounts recognized for income tax and financial reporting purposes at currently enacted tax rates.

We are periodically reviewed by U.S. domestic and foreign tax authorities regarding the amount of taxes due. These reviews typically include inquiries regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. In evaluating our exposure associated with various filing positions, we have recorded estimated reserves.  Refer to Note 4, “Income Taxes”, of our Consolidated Financial Statements for further discussion regarding our accounting for income taxes and uncertain tax positions for financial accounting purposes.

Results of Operations

The following table presents, as a percent of total revenue, certain selected financial data for our three fiscal years ended August 27, 2011, August 28, 2010 and August 29, 2009.  Cost of revenues presented in the table below include merchandise costs related to the amortization of rental merchandise in service and direct sales as well as labor and other production, service and delivery costs associated with operating our industrial laundries, Specialty Garments facilities, First Aid locations and our distribution center. Selling and administrative costs include costs related to our sales and marketing functions as well as general and administrative costs associated with our corporate offices and operating locations including information systems, engineering, materials management, manufacturing planning, finance, budgeting, and human resources.

							% Change
(In thousands, except for percentages)	FY 2011	% of Revenues	FY 2010	% of Revenues	FY 2009	% of Revenues	FY 2011 vs. FY 2010	FY 2010 vs. FY 2009
Revenues	$1,134,126	100.0%	$1,025,939	100.0%	$1,013,416	100.0%	10.5%	1.2%

Costs and expenses:
Cost of revenue (1)	712,309	62.8	620,727	60.5	609,629	60.2	14.8	1.8
Selling and administrative expenses (1)	233,111	20.6	213,463	20.8	211,962	20.9	9.2	0.7
Depreciation and amortization	64,733	5.7	61,477	6.0	57,789	5.7	5.3	6.4
	1,010,153	89.1	895,667	87.3	879,380	86.8	12.8	1.9

Income from operations	123,973	10.9	130,272	12.7	134,036	13.2	-4.8	-2.8
Other expense (income)	3,401	0.3	7,420	0.7	7,571	0.7	-54.2	-2.0

Income before income taxes	120,572	10.6	122,852	12.0	126,465	12.5	-1.9	-2.9
Provision for income taxes	44,086	3.9	46,444	4.5	50,613	5.0	-5.1	-8.2

Net income	$76,486	6.7%	$76,408	7.4%	$75,852	7.5%	0.1%	0.7%

(1) Exclusive of depreciation on our property, plant and equipment and amortization of our intangible assets.

Revenues and income (loss) from operations by reporting segment for the three fiscal years ended August 27, 2011, August 28, 2010, and August 29, 2009, are presented in the following table. Refer to Note 15, “Segment Reporting”, of our Consolidated Financial Statements for discussion of our reporting segments.

	Fiscal year ended August
(In thousands)	2011	2010	2009
Segment Information
Revenues
US and Canadian Rental and Cleaning	$986,028	$899,791	$904,902
MFG	160,042	99,256	86,139
Net intercompany MFG elimination	(160,042)	(99,256)	(86,139)
Corporate	10,929	8,074	7,759
Subtotal: Core Laundry Operations	996,957	907,865	912,661
Specialty Garments	103,322	88,001	72,340
First Aid	33,847	30,073	28,415
Total consolidated revenues	$1,134,126	$1,025,939	$1,013,416
Income (loss) from operations
US and Canadian Rental and Cleaning	$144,431	$149,464	158,198
MFG	48,839	35,970	27,828
Net intercompany MFG elimination	(8,807)	(5,982)	(420)
Corporate	(78,738)	(65,106)	(60,213)
Subtotal: Core Laundry Operations	105,725	114,346	125,393
Specialty Garments	15,292	13,891	7,360
First Aid	2,956	2,035	1,283
Total income from operations	$123,973	$130,272	$134,036

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

As part of our recent revenue growth, we have been experiencing increased merchandise costs.  This increase has been primarily due to our increased investment in merchandise to the levels needed to support our growing wearer base.  During fiscal 2009 and early fiscal 2010, our results of operations benefitted from our utilization of used garments that our customers returned to us as a result of reductions in their workforces. Over the last year, we have put significantly more new garments into service to meet the day-to-day needs of our existing wearer base.  In addition, increased new account sales, including some larger national accounts, have also required us to make a large initial investment in merchandise. The increased merchandise cost is also the result of strong growth in our flame resistant and high visibility product lines.  This growth is the result of increased oil and natural gas exploration as well as tighter regulations that have caused uniform wearers in a number of industries to convert to these more protective garments.  In addition to a higher number of new garments being placed in service to support our customer base, we have also begun to feel the impact of higher fabric prices in our overall merchandise costs. We expect the increase in merchandise costs to continue into fiscal 2012, which will have a negative effect on our margins throughout this period.

In addition, in fiscal 2011, the prices of cotton and oil-based fabrics increased, which had a negative impact on our business and may have a negative impact on our business in fiscal 2012.

The price of fuel and energy needed to run our vehicles and equipment is unpredictable and fluctuates based on events outside our control, including geopolitical developments, supply and demand for oil and gas, actions by OPEC and other oil and gas producers, war and unrest in oil producing countries, regional production patterns, limits on refining capacities, natural disasters and environmental concerns. As discussed below, the recent increases in fuel costs have had a negative impact on our delivery and production costs.  Further increases in fuel costs could impact our results going forward.

The current worldwide economic weakness may negatively impact our revenues and operating performance in fiscal 2012 and beyond due to the impact on spending plans and employment levels of our customers and sales prospects.  Throughout fiscal 2011, U.S. and Canadian unemployment rates remained high, which had a negative effect on wearer levels and, as a result, on our business.  Lost accounts continue to be significant as our customers are impacted by challenging economic and business conditions.

Fiscal Year Ended August 27, 2011 Compared with Fiscal Year Ended August 28, 2010

Revenues
	August 27,	August 28,	Dollar	Percent
	2011	2010	Change	Change
	(In thousands, except percentages)

Core Laundry Operations	$996,957	$907,865	$89,092	9.8%
Specialty Garments	103,322	88,001	15,321	17.4
First Aid	33,847	30,073	3,774	12.5
Total consolidated revenues	$1,134,126	$1,025,939	$108,187	10.5%

In fiscal 2011, our consolidated revenues increased by $108.2 million from the comparable period in 2010, or 10.5%.  This increase was primarily driven by an $89.1 million increase in our core laundry operations. Core laundry revenues increased to $997.0 million in fiscal 2011 from $907.9 million in fiscal 2010, or 9.8%.  This increase was primarily attributable to positive organic growth of 7.7%.  Organic growth is comprised of new sales, additions to our existing customer base and price increases, offset by lost accounts and reductions to our existing customer base. Organic growth in fiscal 2011 was impacted by improved sales representative productivity compared to fiscal 2010.  In addition, wearer levels at our existing accounts increased slightly during the year.  Our positive organic growth in our core laundry operations was accompanied by positive acquisition-related growth of 1.6% and the effect of a favorable fluctuation in the Canadian foreign exchange rate, which accounted for a 0.5% increase in revenue during fiscal year 2011.

Specialty Garments’ revenue increased from $88.0 million in fiscal 2010 to $103.3 million in fiscal 2011, or 17.4%.  This increase was primarily the result of an increase in power reactor outages supplemented by increased revenues from reactor rebuild projects.  Higher direct sales as well as increased revenues from our cleanroom operations also contributed to the revenue growth.  First Aid revenues increased 12.5%, from $30.1 million in fiscal 2010 to $33.8 million in fiscal 2011. This increase was primarily the result of better performance from the segment’s wholesale distribution and pill packaging operations.

Cost of revenues

Cost of revenues increased from 60.5% of revenues, or $620.7 million, in fiscal 2010 to 62.8% of revenues, or $712.3 million, in fiscal 2011.  This increase was primarily the result of higher merchandise costs, as well as the effect of higher fuel costs associated with operating our fleet of delivery trucks. In addition, overall distribution costs, including freight costs, were also higher as a percentage of revenues due to an increase in the number of units being shipped to our plants nationwide.  Partially offsetting these higher costs were lower payroll-related costs as a percentage of revenues.

Selling and administrative expense

Our selling and administrative expenses increased to $233.1 million in fiscal 2011 from $213.5 million in fiscal 2010, although this reflected a slight decrease in these expenses as a percentage of revenues to 20.6% of revenues in fiscal 2011 from 20.8% of revenues in fiscal 2010.  This decrease as a percentage of revenues was due principally to lower payroll and payroll-related costs as a percent of revenues, primarily due to the strong revenue growth we experienced in fiscal 2011, which was partially offset by a $2.7 million increase in share-based compensation expense related to a grant of restricted stock to our Chief Executive Officer in fiscal 2010.

Depreciation and amortization

Our depreciation and amortization expense increased to $64.7 million, or 5.7% of revenues, in fiscal 2011 from $61.5 million, or 6.0% of revenues, in fiscal 2010.  The increase in depreciation and amortization expense was due to capital expenditure and acquisition activity in earlier periods.

Income from operations

For the year ended August 27, 2011, the changes in revenues in our core laundry operations, Specialty Garments and First Aid segments, as well as the changes in our costs discussed above, resulted in the following changes in our income from operations:

	August 27,	August 28,	Dollar	Percent
	2011	2010	Change	Change
	(In thousands, except percentages)

Core Laundry Operations	$105,725	$114,346	$(8,621)	-7.5%
Specialty Garments	15,292	13,891	1,401	10.1
First Aid	2,956	2,035	921	45.3
Total consolidated income from operations	$123,973	$130,272	$(6,299)	-4.8%
Percentage of total revenues	10.9%	12.7%

Other expense (income)

Other expense (income), which includes interest expense, interest income and foreign currency exchange (gain) loss, decreased by $4.0 million to $3.4 million in fiscal 2011 compared to $7.4 million in fiscal 2010.  Net interest expense decreased from $6.7 million in fiscal 2010 to $4.2 million in fiscal 2011.  This decrease was primarily due to our repayment of $75.0 million in fixed-rate notes in June 2011 as well as the effect of an interest rate swap that matured in March 2011. This decrease was also attributable to foreign exchange gains of $0.8 million in fiscal 2011 compared to foreign exchange losses of $0.7 million in fiscal 2010.

Provision for income taxes

Our effective tax rate was 36.6% for fiscal 2011 compared to 37.8% for fiscal 2010.  This decrease was due to decreases in our reserves for income tax exposures related to statute expirations as well as the resolution of certain state tax audits.  In addition, Canadian federal and provincial tax rate decreases, as well as higher federal tax credits, drove a corresponding decrease in our income tax rate.

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

Liquidity and Capital Resources

General

For the fiscal year ended August 27, 2011, we had a net decrease in cash and cash equivalents of $72.4 million, which was primarily the result of our repayment of our Fixed Rate Notes (defined below), which matured on June 14, 2011. As of August 27, 2011, we had cash and cash equivalents of $48.8 million and working capital of $242.4 million. We believe that current cash and cash equivalent balances, cash generated from operations and amounts available under our Credit Agreement (defined below) will be sufficient to meet our current anticipated working capital and capital expenditure requirements for at least the next 12 months.

Sources and uses of cash

During the fiscal year ended August 27, 2011, we generated cash from operating activities of $86.2 million resulting primarily from net income of $76.5 million, net of non-cash amounts charged for depreciation, amortization and accretion of $66.3 million and share based compensation of $6.7 million.  We also generated cash as a result of increases in accounts payable and accruals of $12.5 million and increases in accrued and deferred taxes of $10.2 million.  Our cash inflows were partially offset by increases in our accounts receivable, as well as increases in our inventories and rental merchandise in-service, which were anticipated. Accounts receivable increased by $20.9 million primarily due to the increase in core laundry operations and Specialty Garment revenues as well as a slight deterioration in the overall age of the receivables.  Inventories increased $28.4 million and merchandise in service increased $36.4 million related to higher levels of new garments being placed in service to support both our new account sales as well as our existing wearer base.  As a result, a higher level of new inventory was manufactured to support this increased demand for new garments.  We do not expect as high of a cash outflow related to working capital in fiscal 2012.  We used cash to, among other things, invest $63.8 million in capital expenditures and fund the acquisition of businesses in the amount of approximately $32.6 million.

Long-term debt and borrowing capacity

On May 5, 2011, we entered into a $250.0 million unsecured revolving credit agreement (the “Credit Agreement”) with a syndicate of banks, which matures on May 4, 2016.  Under the Credit Agreement, we are able to borrow funds at variable interest rates based on, at our election, the Eurodollar rate or a base rate, plus in each case a spread based on our consolidated funded debt ratio.  Availability of credit requires compliance with certain financial and other covenants, including a maximum consolidated funded debt ratio and minimum consolidated interest coverage ratio as defined in the Credit Agreement.  We test our compliance with these financial covenants on a fiscal quarterly basis. At August 27, 2011, the interest rates applicable to our borrowings under the Credit Agreement were calculated as LIBOR plus 125 basis points at the time of the respective borrowing.  As of August 27, 2011, we had outstanding borrowings of $15.0 million, letters of credit amounting to $39.2 million and $195.8 million available for borrowing under the Credit Agreement.

Prior to May 5, 2011, we had a $225.0 million unsecured revolving credit agreement (the “Prior Credit Agreement”) with a syndicate of banks, which was scheduled to mature on September 13, 2011.  In connection with our entry into the Credit Agreement, we terminated the Prior Credit Agreement.

On June 14, 2004, we issued $75.0 million of fixed rate notes (“Fixed Rate Notes”) pursuant to a Note Purchase Agreement with a seven year term and bearing interest at 5.27%.  The Fixed Rate Notes matured on June 14, 2011 and were repaid with approximately $45.0 million from our cash reserves and $30.0 million of borrowing under our Credit Agreement.

On September 14, 2006, we issued $100.0 million of floating rates notes (“Floating Rate Notes”) pursuant to a Note Purchase Agreement (“2006 Note Agreement”).  The Floating Rate Notes mature on September 14, 2013, bear interest at LIBOR plus 50 basis points and may be repaid at face value two years from the date of issuance.

As of August 27, 2011, we were in compliance with all covenants under the Credit Agreement and the 2006 Note Agreement.

In January 2008, we entered into an interest rate swap agreement to manage our exposure to interest rate movements and the related effect on our variable rate debt.  The swap agreement, with a notional amount of $100.0 million, matured on March 14, 2011. We paid a fixed rate of 3.51% and received a variable rate tied to the three month LIBOR rate. We accounted for this instrument as a cash flow hedge in accordance with US GAAP and, as a result, recorded all changes in the fair value of the swap agreement in accumulated other comprehensive income, a component of shareholders’ equity.

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

Under environmental laws, an owner or lessee of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances located on, or in, or emanating from such property, as well as related costs of investigation and property damage. Such laws often impose liability without regard to whether the owner or lessee knew of, or was responsible for, the presence of such hazardous or toxic substances. There can be no assurances that acquired or leased locations have been operated in compliance with environmental laws and regulations or that future uses or conditions will not result in the imposition of liability upon our Company under such laws or expose our Company to third party actions such as tort suits. We continue to address environmental conditions under terms of consent orders negotiated with the applicable environmental authorities or otherwise with respect to sites located in or related to Woburn, Massachusetts, Somerville, Massachusetts, Springfield, Massachusetts, Uvalde, Texas, Stockton, California, three sites in Williamstown, Vermont, as well as sites located in Goldsboro, North Carolina, Wilmington, North Carolina and Landover, Maryland.

We have accrued certain costs related to the sites described above as it has been determined that the costs are probable and can be reasonably estimated. We continue to implement mitigation measures and to monitor environmental conditions at the Somerville, Massachusetts site. We also have potential exposure related to an additional parcel of land (the “Central Area”) related to the Woburn, Massachusetts site discussed above. Currently, the consent decree for the Woburn site does not define or require any remediation work in the Central Area. The United States Environmental Protection Agency (the “EPA”) has provided us and other signatories to the consent decree with comments on the design and implementation of groundwater and soil remedies at the Woburn site and investigation of environmental conditions in the Central Area.  We, and other signatories, have implemented and proposed to do additional work at the Woburn site but many of the EPA’s comments remain to be resolved.  We have accrued costs to perform certain work responsive to EPA's comments.  In addition, in April 2011, we received a request from the EPA under the Clean Air Act for information regarding our handling of and operations with respect to the laundering of soiled towels.  We have responded to this request.

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

There is usually a range of reasonable estimates of the costs associated with each site. Our accruals represent the amount within the range that constitutes our best estimate. When we believe that both the amount of a particular liability and the timing of the payments are reliably determinable, we adjust the cost in current dollars using a rate of 3% for inflation until the time of expected payment and discount the cost to present value using current risk-free interest rates. As of August 27, 2011, the risk-free interest rates we utilized ranged from 2.2% to 3.5%.

For environmental liabilities that have been discounted, we include interest accretion, based on the effective interest method, in selling and administrative expenses on the Consolidated Statements of Income. The changes to the amounts of our environmental liabilities for the years ended August 27, 2011 and August 28, 2010 are as follows (in thousands):

Year ended	August 27, 2011	August 28, 2010
Beginning balance	$18,986	$19,384
Costs incurred for which reserves have been provided	(2,485)	(2,392)
Insurance proceeds received	203	216
Interest accretion	681	794
Changes in discount rates	284	865
Revisions in estimates	699	119

Ending balance	$18,368	$18,986

Anticipated payments and insurance proceeds of currently identified environmental remediation liabilities as of August 27, 2011 for the next five fiscal years and thereafter, as measured in current dollars, are reflected below (in thousands).

Fiscal year ended August	2012	2013	2014	2015	2016	Thereafter	Total
Estimated costs – current dollars	$4,333	$2,366	$1,766	$919	$766	$12,387	$22,537

Estimated insurance proceeds	(159)	(173)	(159)	(173)	(159)	(1,893)	(2,716)

Net anticipated costs	$4,174	$2,193	$1,607	$746	$607	$10,494	$19,821

Effect of inflation							6,985
Effect of discounting							(8,438)

Balance as of August 27, 2011							$18,368

Estimated insurance proceeds are primarily received from an annuity received as part of our legal settlement with an insurance company. Annual proceeds of approximately $0.3 million are deposited into an escrow account which funds remediation and monitoring costs for three sites related to our former operations in Williamstown, Vermont. Annual proceeds received but not expended in the current year accumulate in this account and may be used in future years for costs related to this site through the year 2027. As of August 27, 2011, the balance in this escrow account, which is held in a trust and is not recorded in our Consolidated Balance Sheet, was approximately $3.1 million. Also included in estimated insurance proceeds are amounts we are entitled to receive pursuant to legal settlements as reimbursements from three insurance companies for estimated costs at the site in Uvalde, Texas.

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

Contractual Obligations and Other Commercial Commitments

The following information is presented as of August 27, 2011 (in thousands).

Payments Due by Fiscal Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Private placement	$100,000	$—	$100,000	$—	$—
Revolving credit agreement	15,000	15,000	—	—	—
Other debt	5,296	5,133	—	—	163

Total debt	120,296	20,133	100,000	—	163
Retirement plan benefit payments	22,316	1,154	1,887	2,656	16,619
Operating leases	19,330	5,432	7,210	4,365	2,323

Total contractual cash obligations	$161,942	$26,719	$109,097	$7,021	$19,105

We have uncertain tax positions that are reserved totaling $2.3 million as of August 27, 2011 that are excluded from the above table as we cannot make a reasonably reliable estimate of the period of cash settlement with the respective taxing authority.

As discussed above under “Long-Term Debt and Borrowing Capacity”, as of August 27, 2011, we had borrowing capacity of $250.0 million under our Credit Agreement, of which approximately $195.8 million was available for borrowing. Also, as of such date, we had outstanding borrowings of $15.0 million included in bank debt in the above schedule and letters of credit of $39.2 million.  All letters of credit expire in less than one year.

Off Balance Sheet Arrangements

At August 27, 2011 and August 28, 2010, we did not have any off balance sheet arrangements.

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

Energy Costs

Energy costs associated with operating our fleet of delivery trucks increased during fiscal year 2011.  Significant increases in energy costs, specifically with respect to natural gas and gasoline, can materially affect our results of operations and financial condition. During fiscal 2011, our energy costs, which include fuel, natural gas, and electricity, represented approximately 6% of our total revenue.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued revised guidance which requires additional disclosures about items transferring into and out of Levels 1 and 2 measurements in the fair value hierarchy.  The revised guidance also requires additional separate disclosures about purchases, sales, issuances, and settlements relative to Level 3 measurements, and clarifies, among other things, the existing fair value disclosures about the level of disaggregation. This guidance was effective for interim and annual financial periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements relative to Level 3 measurements, which were effective for interim and annual financial periods beginning after December 15, 2010.  We partially adopted this revised guidance on February 28, 2010, as required, and adopted the delayed portion of the revised guidance on February 27, 2011, as required.  These adoptions did not have a material impact on our Consolidated Financial Statements.

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

In June 2011, the FASB issued updated accounting guidance that improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income by eliminating the option to present components of other comprehensive income as part of the statement of changes in shareholders’ equity.  The amendments to the existing standard require that all nonowner changes in shareholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  Under either method, adjustments must be displayed for items that are reclassified from other comprehensive income (“OCI”) to net income, in both net income and OCI.  The amendments to the existing standard do not change the current option for presenting components of OCI gross or net of the effect of income taxes, provided that such tax effects are presented in the statement in which OCI is presented or disclosed in the notes to the financial statements.  Additionally, the standard does not affect the calculation or reporting of earnings per share.  This guidance is effective for interim and annual financial periods beginning after December 15, 2011 and is to be applied retrospectively, with early adoption permitted. We do not expect the adoption of this guidance to have a material impact on our Consolidated Financial Statements.

In September 2011, the FASB issued updated guidance intended to simplify how entities, both public and nonpublic, test for goodwill and impairment.  This guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test.  Also, the guidance improves the examples of events and circumstances that an entity having a reporting unit with a zero or negative carrying amount should consider in determining whether to measure an impairment loss, if any, under the second step of the goodwill impairment test.  This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted.  We do not expect the adoption of this guidance to have a material impact on our Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

We have determined that all of our foreign subsidiaries operate primarily in local currencies that represent the functional currencies of such subsidiaries. All assets and liabilities of our foreign subsidiaries are translated into U.S. dollars using the exchange rate prevailing at the balance sheet date. The effect of exchange rate fluctuations on the translation of assets and liabilities are recorded as a component of shareholders’ equity. Revenues and expenses are translated at the average exchange rates in effect during each month of the fiscal year. As such, our financial condition and operating results are affected by fluctuations in the value of the U.S. dollar as compared to currencies in foreign countries.  Revenues denominated in currencies other than the U.S. dollar represented approximately 9%, 9%, and 8% of total consolidated revenues for the fiscal years ended August 27, 2011, August 28, 2010 and August 29, 2009, respectively.  Total assets denominated in currencies other than the U.S. dollar represented approximately 11%, 10% and 10% of total consolidated assets at August 27, 2011, August 28, 2010 and August 29, 2009, respectively. If exchange rates had increased or decreased by 10% from the actual rates in effect during the year ended August 27, 2011, our revenues and assets for the year ended and as of August 27, 2011 would have increased or decreased by approximately $10.5 million and $12.5 million, respectively.

We do not operate a hedging program to mitigate the effect of a significant change in the value of our foreign subsidiaries functional currencies, which include the Canadian Dollar, Euro, British Pound, and Mexican Peso, as compared to the U.S. dollar. Any gains or losses resulting from foreign currency transactions, including exchange rate fluctuations on intercompany accounts are reported as transaction (gains) losses in our other expense (income). The intercompany payables and receivables are denominated in Canadian Dollars, Euros, British Pounds and Mexican Pesos. During the year ended August 27, 2011, transaction gains included in other expense (income) were $0.8 million. If the exchange rates had changed by 10% during the year ended August 27, 2011, we would have recognized exchange gains or losses of approximately $0.9 million.

Interest Rate Sensitivity

We are exposed to market risk from changes in interest rates which may adversely affect our financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, we manage these exposures through our regular operating and financing activities. We are exposed to interest rate risk primarily through our borrowings under our Credit Agreement with a syndicate of banks and our Floating Rate Notes which were purchased by a group of insurance companies pursuant to the 2006 Note Agreement. Under both agreements, we borrow funds at variable interest rates based on the Eurodollar rate or LIBOR rates. If the LIBOR and Eurodollar rates fluctuated by 10% from the actual rates in effect during the year ended August 27, 2011, our interest expense would have fluctuated by approximately $0.1 million from the interest expense recognized for the year ended August 27, 2011.

In January 2008, we entered into an interest rate swap agreement to manage our exposure to interest rate movements and the related effect on our variable rate debt.  The swap agreement, with a notional amount of $100.0 million, matured on March 14, 2011. We paid a fixed rate of 3.51% and received a variable rate tied to the three month LIBOR rate. We accounted for this instrument as a cash flow hedge in accordance with US GAAP and, as a result, recorded all changes in the fair value of the swap agreement in accumulated other comprehensive income, a component of shareholders’ equity.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Statements of Income
UniFirst Corporation and Subsidiaries

Year ended (In thousands, except per share data)	August 27, 2011	August 28, 2010	August 29, 2009
Revenues	$1,134,126	$1,025,939	$1,013,416

Operating expenses:
Cost of revenues (1)	712,309	620,727	609,629
Selling and administrative expenses (1)	233,111	213,463	211,962
Depreciation and amortization	64,733	61,477	57,789
Total operating expenses	1,010,153	895,667	879,380

Income from operations	123,973	130,272	134,036

Other expense (income):
Interest expense	6,738	8,778	9,313
Interest income	(2,552)	(2,104)	(1,992)
Foreign exchange (gain) loss	(785)	746	250
Total other expense	3,401	7,420	7,571

Income before income taxes	120,572	122,852	126,465
Provision for income taxes	44,086	46,444	50,613

Net income	$76,486	$76,408	$75,852

Income per share – Basic:
Common Stock	$4.05	$4.11	$4.14
Class B Common Stock	$3.24	$3.29	$3.31

Income per share – Diluted:
Common Stock	$3.85	$3.90	$3.92

Income allocated to – Basic:
Common Stock	$59,944	$59,921	$59,526
Class B Common Stock	$15,104	$15,875	$16,326

Income allocated to – Diluted:
Common Stock	$75,118	$75,827	$75,852

Weighted average number of shares outstanding – Basic:
Common Stock	14,791	14,570	14,394
Class B Common Stock	4,658	4,823	4,935

Weighted average number of shares outstanding – Diluted:
Common Stock	19,532	19,458	19,373

Dividends per share:
Common Stock	$0.15	$0.15	$0.15
Class B Common Stock	$0.12	$0.12	$0.12

(1) Exclusive of depreciation on the Company’s property, plant and equipment and amortization of its intangible assets.

The accompanying notes are an integral part of these
Consolidated Financial Statements.

Consolidated Balance Sheets
UniFirst Corporation and Subsidiaries

(In thousands, except share and par value data)	August 27, 2011	August 28, 2010
Assets
Current Assets:
Cash and cash equivalents	$48,812	$121,258
Receivables, less reserves of $4,201 and $4,102 respectively	128,377	105,247
Inventories	76,460	47,630
Rental merchandise in service	126,536	86,633
Prepaid and deferred income taxes	11,358	14,252
Prepaid expenses	3,647	3,004

Total current assets	395,190	378,024

Property, plant and equipment:
Land, buildings and leasehold improvements	346,738	334,037
Machinery and equipment	393,530	370,088
Motor vehicles	129,762	121,135

Total property, plant and equipment	870,030	825,260
Less -- accumulated depreciation	474,963	444,061

Total property, plant and equipment, net	395,067	381,199

Goodwill	288,249	271,857
Customer contracts, net	57,890	56,528
Other intangible assets, net	3,015	2,509
Other assets	2,109	2,178
Total assets	$1,141,520	$1,092,295

Liabilities and shareholders' equity
Current liabilities:
Current maturities of long-term debt	$20,133	$81,160
Accounts payable	56,064	45,931
Accrued liabilities	76,630	74,905

Total current liabilities	152,827	201,996

Long-term liabilities:
Long-term debt, net of current maturities	100,163	100,304
Accrued liabilities	39,698	39,189
Accrued and deferred income taxes	50,890	42,756

Total long-term liabilities	190,751	182,249

Commitments and Contingencies (Note 11)
Shareholders' equity:
Preferred Stock, $1.00 par value; 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $0.10 par value; 30,000,000 shares authorized; 14,987,371 and 14,913,379 issued and outstanding in 2011 and 2010, respectively	1,499	1,491
Class B Common Stock, $0.10 par value; 20,000,000 shares authorized; 4,887,777 and 4,913,369 issued and outstanding in 2011 and 2010, respectively	488	491
Capital surplus	33,588	25,329
Retained earnings	752,530	678,876
Accumulated other comprehensive income	9,837	1,863

Total shareholders' equity	797,942	708,050

Total liabilities and shareholders’ equity	$1,141,520	$1,092,295

The accompanying notes are an integral part of these
Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Equity
UniFirst Corporation and Subsidiaries

(In thousands)	Common Shares	Class B Common Shares	Common Stock	Class B Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity

Balance, August 30, 2008	14,389	4,935	$1,438	$494	$18,240	$532,164	$4,434	$556,770
Net income	—	—	—	—	—	75,852	—	75,852
Pension benefit liabilities, net (1)	—	—	—	—	—	—	(117)	(117)
Foreign currency translation	—	—	—	—	—	—	(2,604)	(2,604)
Change in interest rate swap, net (1)	—	—	—	—	—	—	(2,013)	(2,013)
Comprehensive income								71,118
Dividends declared	—	—	—	—	—	(2,754)	—	(2,754)
Shares converted	2	(2)	1	(1)	—	—	—	—
Share-based compensation	12	—	1	—	1,024	—	—	1,025
Stock options exercised, net (1)	32	—	3	—	873	—	—	876

Balance, August 29, 2009	14,435	4,933	$1,443	$493	$20,137	$605,262	$(300)	$627,035
Net income	—	—	—	—	—	76,408	—	76,408
Pension benefit liabilities, net (1)	—	—	—	—	—	—	(847)	(847)
Foreign currency translation	—	—	—	—	—	—	1,801	1,801
Change in interest rate swap, net (1)	—	—	—	—	—	—	1,209	1,209
Comprehensive income								78,571
Dividends declared	—	—	—	—	—	(2,794)	—	(2,794)
Shares converted	20	(20)	2	(2)	—	—	—	—
Share-based compensation	412	—	41	—	3,621	—	—	3,662
Stock options exercised, net (1)	46	—	5	—	1,571	—	—	1,576

Balance, August 28, 2010	14,913	4,913	$1,491	$491	$25,329	$678,876	$1,863	$708,050
Net income	—	—	—	—	—	76,486	—	76,486
Pension benefit liabilities, net (1)	—	—	—	—	—	—	420	420
Foreign currency translation	—	—	—	—	—	—	6,562	6,562
Change in interest rate swap, net (1)	—	—	—	—	—	—	992	992
Comprehensive income	—	—	—	—	—	—	—	84,460
Dividends declared	—	—	—	—	—	(2,832)	—	(2,832)
Shares converted	26	(26)	3	(3)	—	—	—	—
Share-based compensation	6	—	1	—	6,731	—	—	6,732
Stock options exercised, net (1)	42	—	4	—	1,528	—	—	1,532
Balance, August 27, 2011	14,987	4,887	1,499	488	33,588	752,530	9,837	797,942

(1) These amounts are shown net of the effect of income taxes.

The accompanying notes are an integral part of these
Consolidated Financial Statements.

Consolidated Statements of Cash Flows
UniFirst Corporation and Subsidiaries

Year ended (In thousands)	August 27, 2011	August 28, 2010	August 29, 2009
Cash flows from operating activities:
Net income	$76,486	$76,408	$75,852
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	54,188	52,107	48,855
Amortization of intangible assets	10,545	9,370	8,934
Amortization of deferred financing costs	261	267	267
Share-based compensation	6,732	3,662	1,025
Accretion on environmental contingencies	681	794	668
Accretion on asset retirement obligations	589	568	517
Deferred income taxes	13,318	705	1,328
Changes in assets and liabilities, net of acquisitions:
Receivables	(20,881)	(6,308)	4,079
Inventories	(28,413)	(4,331)	2,452
Rental merchandise in service	(36,369)	(11,451)	19,334
Prepaid expenses	(247)	(99)	(1,174)
Accounts payable	9,796	4,748	(13,365)
Accrued liabilities	2,654	9,257	7,556
Prepaid and accrued income taxes	(3,147)	(1,724)	2,867
Net cash provided by operating activities	86,193	133,973	159,195

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(32,556)	(20,908)	(4,730)
Capital expenditures	(63,847)	(50,015)	(65,323)
Other	(397)	(1,794)	304
Net cash used in investing activities	(96,800)	(72,717)	(69,749)

Cash flows from financing activities:
Proceeds from long-term debt	30,000	8,850	140,628
Payments on long-term debt	(91,464)	(9,113)	(193,761)
Payments of deferred financing costs	(975)	—	—
Proceeds from exercise of Common Stock options	1,360	1,177	689
Payment of cash dividends	(2,830)	(2,777)	(2,754)
Net cash used in financing activities	(63,909)	(1,863)	(55,198)

Effect of exchange rate changes	2,070	1,714	248

Net (decrease) increase in cash and cash equivalents	(72,446)	61,107	34,496
Cash and cash equivalents at beginning of period	121,258	60,151	25,655

Cash and cash equivalents at end of period	$48,812	$121,258	$60,151

Supplemental disclosure of cash flow information:
Interest paid	$7,866	$8,503	$9,110
Income taxes paid, net of refunds received	$33,819	$48,764	$45,954

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

Use of Estimates

The preparation of financial statements is in conformity with accounting principles generally accepted in the United States (“US GAAP”) which requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. These estimates are based on historical information, current trends, and information available from other sources.  Actual results could differ from these estimates.

Fiscal Year

The Company’s fiscal year ends on the last Saturday in August. For financial reporting purposes, fiscal 2011 consisted of 52 weeks, as did fiscal 2010 and fiscal 2009.

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

Long-lived assets, including property, plant and equipment, are evaluated for impairment whenever events or circumstances indicate an asset may be impaired. There have been no material impairments of long-lived assets in fiscal 2011, 2010 or 2009.

Goodwill and Other Intangible Assets

In accordance with US GAAP, the Company does not amortize goodwill.  Instead, current accounting guidance requires that companies test goodwill for impairment on an annual basis.  Management completes its annual impairment test in the fourth quarter of each fiscal year.  In addition, US GAAP requires that companies test goodwill if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit to which goodwill is assigned below its carrying amount.  The Company’s evaluation considers changes in the operating environment, competitive information, market trends, operating performance and cash flow modeling.

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

Definite-lived intangible assets are amortized over their useful lives, which are based on management’s estimates of the period that the assets will generate revenue. Definite-lived intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable in accordance with US GAAP. When the sum of projected undiscounted cash flows is less than the carrying amount, impairment losses are recognized. There were no impairments of goodwill or indicators of impairment for definite-lived intangible assets in fiscal 2011, 2010, or 2009.

As of August 27, 2011, definite-lived intangible assets have a weighted average useful life of approximately 13.7 years.  Customer contracts have a weighted average useful life of approximately 14.2 years and other intangible assets, net, which consist of primarily, restrictive covenants, deferred financing costs and trademarks, have a weighted average useful life of approximately 5.6 years.

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

The estimated liability for environmental contingencies has been discounted using risk-free interest rates ranging from 2.2%  to 3.5% over periods ranging from ten to thirty years. The estimated current costs, net of legal settlements with insurance carriers, have been adjusted for the estimated impact of inflation at 3% per year. Changes in enacted laws, regulatory orders or decrees, management’s estimates of costs, risk-free interest rates, insurance proceeds, participation by other parties, the timing of payments and the input of outside consultants and attorneys based on changing legal or factual circumstances could have a material impact on the amounts recorded for environmental and other contingent liabilities. Refer to Note 11, “Commitments and Contingencies”, of these Consolidated Financial Statements for additional discussion and analysis.

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

The estimated liability has been based on historical experience in decommissioning nuclear laundry facilities, estimated useful lives of the underlying assets, external vendor estimates as to the cost to decommission these assets in the future, and federal and state regulatory requirements. The estimated current costs have been adjusted for the estimated impact of inflation at 3% per year. The liability has been discounted using credit-adjusted risk-free rates that range from approximately 7.0% to 7.5%. Revisions to the liability could occur due to changes in the Company’s estimated useful lives of the underlying assets, estimated dates of decommissioning, changes in decommissioning costs, changes in federal or state regulatory guidance on the decommissioning of such facilities, or other changes in estimates. Changes due to revised estimates will be recognized by adjusting the carrying amount of the liability and the related long-lived asset if the assets are still in service, or charged to expense in the period if the assets are no longer in service.

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

Derivative instruments that qualify for hedge accounting are classified as a hedge of the variability of cash flows to be paid related to a recognized liability or a forecasted transaction. Changes in the fair value of a derivative that is highly effective and designated as a cash flow hedge are recognized in accumulated other comprehensive income (loss) in the Consolidated Balance Sheets until expenses from the cash flows of the hedged items are recognized. The Company performs an assessment at the inception of a hedge and on a quarterly basis thereafter, to determine whether its derivatives are highly effective in offsetting changes in the value of the hedged items. Any change in the fair value resulting from hedge ineffectiveness is immediately recognized as income or expense in the Consolidated Statements of Income.

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

Advertising Costs

Advertising costs are expensed as incurred and are classified as selling and administrative expenses. The Company incurred advertising costs of $1.7 million, $1.5 million and $1.6 million for the fiscal years ended August 27, 2011, August 28, 2010 and August 29, 2009, respectively.

Share-Based Compensation

The Company adopted a stock incentive plan (the “1996 Plan”) in November 1996 and has reserved 1,500,000 shares of Common Stock for issuance under the 1996 Plan. This plan provides for the issuance of stock options and stock appreciation rights (collectively referred to as “Share-Based Awards”), as well as restricted stock.  Share-based compensation, which includes expense related to Share-Based Awards and restricted stock grants, has been recorded in the Consolidated Statements of Income in selling and administrative expenses.

All Share-Based Awards issued to management under the 1996 Plan are recommended to the Board of Directors by the Compensation Committee and approved by the Board of Directors.  All share-based compensation issued to the Company’s non-employee members of the Board of Directors under the 1996 Plan are recommended to the Board of Directors by the Compensation Committee and approved by the Board of Directors.  Share-Based Awards granted to non-employee directors are granted on the third business day following the annual shareholders' meeting.  All Share-Based Awards are exercisable at a price equal to the fair market value of the Company’s Common Stock on the date of grant.

Share-Based Awards granted prior to fiscal 2003 were subject to a proportional four-year vesting schedule and expire eight years from the grant date. Beginning in fiscal 2003, Share-Based Awards are subject to a five-year cliff-vesting schedule under which the awards become fully vested or exercisable after five years from the date of grant and expire ten years after the grant date. Share-Based Awards granted to the Company’s non-employee members of the Board of Directors (the “Directors”) are fully vested as of the date of grant. Prior to fiscal 2009, non-employee Director option grants expired ten years from the grant date. Beginning in fiscal 2009, non-employee director option grants expire eight years after the grant date.

US GAAP requires that share-based compensation cost be measured at the grant date based on the value of the award and be recognized as expense over the requisite service period, which is generally the vesting period. Determining the fair value of Share-Based Awards at the grant date requires judgment, including estimating expected dividends, share price volatility and the amount of share-based awards that are expected to be forfeited. The fair value of each Share-Based Award is estimated on the date of grant using the Black-Scholes option pricing model.

Compensation expense for all Share-Based Awards is recognized ratably over the related vesting period.  Certain Share-Based Awards were granted during fiscal 2011, 2010 and 2009 to non-employee Directors of the Company, which were fully vested upon grant and expire eight years after the grant date.  Accordingly, compensation expense related to these Share-Based Awards in fiscal 2011, 2010 and 2009 were recognized on the date of grant.

In fiscal 2011 and 2010, a total of 6,000 shares and 12,000 shares, respectively, of restricted stock were granted to the Company’s non-employee Directors subject to vesting in full one year from the date of grant.

In fiscal 2011, certain Share-Based Awards granted by the Company under the 1996 Plan to the Company’s employees were in the form of stock appreciation rights.  Such stock appreciation rights become fully vested and exercisable on the fifth anniversary of the grant date, expire on the tenth anniversary of the grant date and must be settled in stock at the time of exercise.  Compensation expense for all stock appreciation rights is recognized ratably over the related vesting period.  In fiscal 2011, the Company granted a total of 15,000 stock appreciation rights under the 1996 Plan to the Company’s non-employee directors.  Such stock appreciation rights were fully vested upon grant, expire on the earlier of the eighth anniversary of the grant date or the second anniversary of the date that the director ceases to be a member of the Board of Directors and must be settled in stock at the time of exercise.  Accordingly, compensation expense related to the stock appreciation rights were recognized on the date of grant.

The Company ceased granting new awards under the 1996 Plan as of January 21, 2011, and the 1996 Plan will expire in accordance with its terms on January 8, 2012.

At the Company’s Annual Meeting of Shareholders held on January 11, 2011, the Company’s shareholders approved the UniFirst Corporation 2010 Stock Option and Incentive Plan (the “2010 Plan”).  The 2010 Plan was previously adopted by the Company’s Board of Directors on October 26, 2010 upon the recommendation of the Compensation Committee.  The 2010 Plan replaced the Company’s 1996 Plan.  The 2010 Plan permits the award of incentive and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, performance shares, dividend equivalent rights and cash-based awards.  No awards may be made under the 2010 Plan after January 11, 2021.  As of August 27, 2011, no awards had been made under the 2010 Plan.

On April 5, 2010, the Company entered into a Restricted Stock Award Agreement (the “Performance Criteria Restricted Stock Award Agreement”) with its Chief Executive Officer (“CEO”) pursuant to which the Company granted 350,000 shares (the “Performance Restricted Shares”) of restricted common stock to the CEO.  The Performance Restricted Shares are earned if the Company achieves certain consolidated revenues and adjusted operating margins as set forth in the Performance Criteria Restricted Stock Award Agreement during certain performance periods in fiscal 2010, fiscal 2011 and fiscal 2012 as set forth in such agreement (collectively, the “Performance Criteria”).  As of August 27, 2011, the performance criteria for fiscal 2010 and fiscal 2011 have been achieved and the related restricted shares have been earned.  The Performance Restricted Shares earned upon achievement of the Performance Criteria will vest in four equal amounts on the third, fourth, fifth and sixth anniversaries of the grant date provided that the CEO continues to be employed by the Company on each such date.  As the Company believed that it was probable that the Performance Criteria would be met, compensation expense began being recognized as of the grant date of these shares.  As required by accounting rules, the Company is recognizing compensation expense for each vesting tranche of the Performance Restricted Shares ratably from the service inception date to the vesting date for each tranche.

Also on April 5, 2010, the Company entered into a Restricted Stock Award Agreement (the “Restricted Stock Award Agreement”) with the CEO pursuant to which the Company granted 50,000 shares (the “Restricted Shares”) of restricted common stock to the CEO. The Restricted Shares will vest in equal amounts on each of the first six anniversaries of the grant date provided that the CEO continues to be employed by the Company on each such date.  Compensation expense related to the Restricted Shares is being recognized ratably over the vesting period.

The fair value for each restricted stock grant is determined by using the closing price of the Company’s stock on the date of the grant.  For the Performance Criteria Restricted Stock Award Agreement and the Restricted Stock Award Agreement, the fair value of the restricted shares was the closing price on April 5, 2010, which was $51.39.

Refer to Note 12, “Share-Based Compensation”, of these Consolidated Financial Statements for further discussion regarding the Company’s share-based compensation plans.

The fair value of each Share-Based Award is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used:

Fiscal year ended August	2011	2010	2009
Risk-free interest rate	1.98%	2.97%	2.82%
Expected dividend yield	0.60%	0.62%	0.76%
Expected life in years	7.32	7.39	7.34
Expected volatility	34.8%	39.3%	38.6%

The weighted average fair values of Share-Based Awards granted during fiscal years 2011, 2010 and 2009 were $17.59, $18.86 and $11.43, respectively.

Net Income Per Share

The Company calculates net income per share in accordance with US GAAP, which requires the Company to allocate income to its unvested participating securities as part of its earnings per share (“EPS”) calculations.

The Class B Common Stock may be converted at any time on a one-for-one basis into Common Stock at the option of the holder of the Class B Common Stock.  Diluted earnings per share for the Company’s Common Stock assumes the conversion of all of the Company’s Class B Common Stock into Common Stock, full vesting of outstanding restricted stock, and the exercise of Share-Based Awards under the Company’s stock-based employee compensation plans.

The following table sets forth the computation of basic earnings per share using the two-class method for amounts attributable to the Company’s shares of Common Stock and Class B Common Stock (in thousands, except per share data):

	August 27,	August 28,	August 29,
Year ended	2011	2010	2009

Net income available to shareholders	$76,486	$76,408	$75,852

Allocation of net income for Basic:
Common Stock	$59,944	$59,921	$59,526
Class B Common Stock	15,104	15,875	16,326
Unvested participating shares	1,438	612	—
	$76,486	$76,408	$75,852

Weighted average number of shares for Basic:
Common Stock	14,791	14,570	14,394
Class B Common Stock	4,658	4,823	4,935
Unvested participating shares	405	171	—
	19,854	19,564	19,329

Earnings per share for Basic:
Common Stock	$4.05	$4.11	$4.14
Class B Common Stock	$3.24	$3.29	$3.31

The Company calculates diluted EPS for Common Stock using the more dilutive of the following two methods:

•	The treasury stock method; or

•	The two-class method assuming a participating security is not exercised or converted.

For the years ended August 27, 2011 and August 28, 2010, the Company’s diluted EPS assumes the conversion of all vested Class B Common Stock into Common Stock and uses the two-class method for its unvested participating shares as follows (in thousands, except per share data):

	Year ended August 27, 2011			Year ended August 28, 2010
	Earnings			Earnings
	to Common	Common		to Common	Common
	shareholders	Shares	EPS	shareholders	Shares	EPS

As reported - Basic	$59,944	14,791	$4.05	$59,921	14,570	$4.11

Add: effect of dilutive potential common shares
Share-Based Awards	—	83		—	65
Class B Common Stock	15,104	4,658		15,875	4,823

Add: Undistributed earnings allocated to unvested participating shares	1,385	—		598	—

Less: Undistributed earnings reallocated to unvested participating shares	(1,315)	—		(567)	—

Diluted EPS – Common Stock	75,118	19,532	$3.85	75,827	19,458	$3.90

Share-Based Awards that would result in the issuance of 116,487 and 118,800 shares of Common Stock were excluded from the calculation of diluted earnings per share for the year ended August 27, 2011 and August 28, 2010, respectively, because they were anti-dilutive.

For the year ended August 29, 2009, the Company’s diluted EPS assumed the conversion of all vested Class B Common Stock into Common Stock and used the treasury stock method as follows (in thousands, except per share data):

	Year ended August 29, 2009
	Earnings
	to Common	Common
	shareholders	Shares	EPS

As reported - Basic	$59,526	14,394	$4.14

Add: effect of dilutive potential common shares
Share-Based Awards	—	44
Class B Common Stock	16,326	4,935

Diluted EPS – Common Stock	$75,852	19,373	$3.92

Share-Based Awards that would result in the issuance of 213,100 shares of Common Stock were excluded from the calculation of diluted earnings per share for the year ended August 29, 2009 because they were anti-dilutive.

Foreign Currency Translation

The functional currency of our foreign operations is the local country’s currency. Transaction gains and losses, including gains and losses on our intercompany transactions, are included in other expense (income) in the accompanying Consolidated Statements of Income. Assets and liabilities of operations outside the United States are translated into U.S. dollars using period-end exchange rates. Revenues and expenses are translated at the average exchange rates in effect during each month of the fiscal year. The effects of foreign currency translation adjustments are included in shareholders’ equity as a component of accumulated other comprehensive income in the accompanying Consolidated Balance Sheets.

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation. These reclassifications did not impact current or historical net income or shareholders’ equity.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued revised guidance which requires additional disclosures about items transferring into and out of Levels 1 and 2 measurements in the fair value hierarchy.  The revised guidance also requires additional separate disclosures about purchases, sales, issuances, and settlements relative to Level 3 measurements, and clarifies, among other things, the existing fair value disclosures about the level of disaggregation. This guidance was effective for interim and annual financial periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements relative to Level 3 measurements, which were effective for interim and annual financial periods beginning after December 15, 2010.  The Company partially adopted this revised guidance on February 28, 2010, as required, and adopted the delayed portion of the revised guidance on February 27, 2011, as required.  These adoptions did not have a material impact on the Company’s Consolidated Financial Statements.

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

In June 2011, the FASB issued updated accounting guidance that improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income by eliminating the option to present components of other comprehensive income as part of the statement of changes in shareholders’ equity.  The amendments to the existing standard require that all nonowner changes in shareholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  Under either method, adjustments must be displayed for items that are reclassified from other comprehensive income (“OCI”) to net income, in both net income and OCI.  The amendments to the existing standard do not change the current option for presenting components of OCI gross or net of the effect of income taxes, provided that such tax effects are presented in the statement in which OCI is presented or disclosed in the notes to the financial statements.  Additionally, the standard does not affect the calculation or reporting of earnings per share.  This guidance is effective for interim and annual financial periods beginning after December 15, 2011 and is to be applied retrospectively, with early adoption permitted. The Company does not expect the adoption of this guidance to have a material impact on its Consolidated Financial Statements.

In September 2011, the FASB issued updated guidance intended to simplify how entities, both public and nonpublic, test for goodwill and impairment.  This guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test.  Also, the guidance improves the examples of events and circumstances that an entity having a reporting unit with a zero or negative carrying amount should consider in determining whether to measure an impairment loss, if any, under the second step of the goodwill impairment test.  This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted.  The Company does not expect the adoption of this guidance to have a material impact on our Consolidated Financial Statements.

2. Acquisitions

During the fiscal year ended August 27, 2011, the Company acquired nine businesses with an aggregate purchase price of approximately $32.6 million.  The results of operations of these acquisitions have been included in the Company’s consolidated financial results since their respective acquisition dates. None of these acquisitions was significant in relation to the Company’s consolidated financial results and, therefore, pro forma financial information has not been presented.

Aggregate information relating to the acquisition of businesses which were accounted for as purchases is as follows (in thousands, except number of businesses acquired):

Year ended	August 27, 2011	August 28, 2010	August 29, 2009
Number of businesses acquired	9	9	12
Tangible assets acquired	$6,189	$3,795	$467
Intangible assets and goodwill acquired	26,367	17,113	4,263

Acquisition of businesses	$32,556	$20,908	$4,730

Tangible assets acquired primarily relate to accounts receivable, inventory and property, plant and equipment. Liabilities assumed primarily relate to accounts payable and accrued liabilities.

The following details the changes in intangible assets and goodwill related to our acquisitions, which includes changes related to additional payments associated with prior year acquisitions as well as changes to purchase allocations that had not been finalized as of the end of the prior fiscal year, for the years ended August 27, 2011 and August 28, 2010 as well as the respective periods over which the assets will be amortized (in thousands, except weighted average life in years):

Year ended	August 27, 2011	Weighted Average Life in Years	August 28, 2010	Weighted Average Life in Years
Goodwill	$16,014	N/A	$10,584	N/A
Customer contracts	9,588	14.4	6,008	15.0
Other intangible assets	765	5.1	521	5.0

Total intangible assets and goodwill acquired	$26,367		$17,113

The amount assigned to intangible assets acquired was based on their respective fair values determined as of the acquisition date.  The excess of the purchase price over the tangible and intangible assets was recorded as goodwill. In both fiscal 2011 and 2010 all of the goodwill was allocated to the US and Canadian Rental and Cleaning segment.  Goodwill is not being amortized and is tested for impairment as required, at least annually.

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

All financial assets or liabilities that are measured at fair value on a recurring basis (at least annually) have been segregated into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date.  The assets or liabilities measured at fair value on a recurring basis are summarized in the table below (in thousands):

	As of August 27, 2011
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents	$37,125	$—	$—	$37,125
Total	$37,125	$—	$—	$37,125

The Company’s cash equivalents listed above represent money market securities and are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The Company does not adjust the quoted market price for such financial instruments.

4. Income Taxes

The provision for income taxes consists of the following (in thousands):

Year ended	August 27, 2011	August 28, 2010	August 29, 2009
Current:
Federal	$22,372	$34,373	$37,843
Foreign	3,664	4,336	3,835
State	5,089	6,871	7,886
Total current	31,125	45,580	49,564

Deferred:
Federal	11,424	154	1,769
Foreign	(94)	366	(563)
State	1,631	344	(157)
Total deferred	12,961	864	1,049

Total	$44,086	$46,444	$50,613

The following table reconciles the provision for income taxes using the statutory federal income tax rate to the actual provision for income taxes (in thousands):

	August 27, 2011	August 28, 2010	August 29, 2009
Income taxes at the statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes	3.7	3.8	4.0
Adjustments to tax reserves	-1.1	-0.7	1.0
Foreign tax rate differential	-1.0	-0.6	-0.3
Permanent and other	0.0	0.3	0.3
Total	36.6%	37.8%	40.0%

The tax effect of items giving rise to the Company’s deferred tax (assets) liabilities is as follows (in thousands):

	August 27, 2011	August 28, 2010
Deferred Tax Assets
Payroll and benefit related	$14,171	$13,145
Insurance related	11,831	9,521
Environmental	7,235	7,349
Other	10,207	8,635
	43,444	38,650

Deferred Tax Liabilities
Tax in excess of book depreciation	39,317	32,535
Purchased intangible assets	24,619	22,167
Rental merchandise in service	21,325	11,511
Other	145	205
	85,406	66,418

Net deferred tax liability	$41,962	$27,768

The Company has evaluated its deferred tax assets and believes that they will be fully recovered. As a result, the Company has not established a valuation allowance.

As of August 27, 2011 and August 28, 2010, there was $1.7 million and $3.0 million, respectively, in total unrecognized tax benefits, which if recognized, would favorably impact the Company’s effective tax rate.  The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense which is consistent with the recognition of these items in prior reporting periods.  As of August 27, 2011 and August 28, 2010, the Company had accrued a total of $0.6 million and $1.5 million in interest and penalties, respectively, in its long-term accrued liabilities.  For the year ended  August 27, 2011, the Company recognized a benefit in its Consolidated Statement of Income related to interest and penalties totaling $0.9 million.  For the years ended August 28 2010 and August 29, 2009, the Company recognized expense in its Consolidated Statements of Income related to interest and penalties totaling $0.3 million and $0.6 million, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at August 29, 2009	$4,978
Additions based on tax positions related to the current year	184
Additions for tax positions of prior years	199
Statute expirations	(1,805)

Balance at August 28, 2010	$3,556
Additions based on tax positions related to the current year	253
Statute expirations	(1,256)
Other adjustments	(233)

Balance at August 27, 2011	$2,320

The Company has a significant portion of its operations in the United States and Canada.  It is required to file federal income tax returns as well as state income tax returns in a majority of the U.S. states and also in the Canadian provinces of Alberta, British Columbia, Ontario, Saskatchewan and Quebec.  At times, the Company is subject to audits in these jurisdictions, which typically are complex and can require several years to resolve. The final resolution of any such tax audit could result in either a reduction in the Company’s accruals or an increase in its income tax provision, both of which could have a material impact on the consolidated results of operations in any given period.

U.S. and Canadian federal income tax statutes have lapsed for filings up to, and including fiscal years 2007 and 2004, respectively. With a few exceptions, the Company is no longer subject to state and local income tax examinations for periods prior to fiscal 2006.  The Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change significantly in the next 12 months.

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

5. Long-term Debt

Long-term debt outstanding on the accompanying Consolidated Balance Sheets are as follows (in thousands):

	August 27, 2011	August 28, 2010
Series A, fixed rate notes due June 2011 bore interest at 5.27%	$—	$75,000
Series D, floating rate notes due September 2013 bearing interest at LIBOR plus 50 basis points bearing interest at 0.75% and 1.04% as of August 27, 2011 and August 28, 2010, respectively.	100,000	100,000
Unsecured revolving credit agreement with a syndicate of banks, weighted-average interest rate of 1.4% at August 27, 2011.	15,000	—
Other	5,296	6,464

Long-term debt	120,296	181,464
Less - current maturities	20,133	81,160

	$100,163	$100,304

Aggregate maturities of long-term debt for the five fiscal years subsequent to August 27, 2011 and thereafter are as follows (in thousands):

2012	$20,133
2013	—
2014	100,000
2015	—
2016	—
Thereafter	163
Total	$120,296

On May 5, 2011, the Company entered into a $250.0 million unsecured revolving credit agreement (the “Credit Agreement”) with a syndicate of banks, which matures on May 4, 2016.  Under the Credit Agreement, the Company is able to borrow funds at variable interest rates based on, at the Company’s election, the Eurodollar rate or a base rate, plus in each case a spread based on the Company’s consolidated funded debt ratio.  Availability of credit requires compliance with certain financial and other covenants, including a maximum consolidated funded debt ratio and minimum consolidated interest coverage ratio as defined in the Credit Agreement.  The Company tests its compliance with these financial covenants on a fiscal quarterly basis. At August 27, 2011, the interest rates applicable to the Company’s borrowings under the Credit Agreement were calculated as LIBOR plus 125 basis points at the time of the respective borrowing.  As of August 27, 2011, the Company had outstanding borrowings of $15.0 million, letters of credit amounting to $39.2 million and $195.8 million available for borrowing under the Credit Agreement.

Prior to May 5, 2011, the Company had a $225.0 million unsecured revolving credit agreement (the “Prior Credit Agreement”) with a syndicate of banks, which was scheduled to mature on September 13, 2011.  In connection with the Company's entry into the Credit Agreement, the Company terminated the Prior Credit Agreement.

On June 14, 2004, the Company issued $75.0 million of fixed rate notes (“Fixed Rate Notes”) pursuant to a Note Purchase Agreement with a seven year term and bearing interest at 5.27%.  The Fixed Rate Notes matured on June 14, 2011 and were repaid with approximately $45.0 million from the Company’s cash reserves and $30.0 million of borrowing under the Company’s Credit Agreement.

On September 14, 2006, the Company issued $100.0 million of floating rates notes (“Floating Rate Notes”) pursuant to a Note Purchase Agreement (“2006 Note Agreement”).  The Floating Rate Notes mature on September 14, 2013, bear interest at LIBOR plus 50 basis points and may be repaid at face value two years from the date of issuance.

As of August 27, 2011, the Company was in compliance with all covenants under the Credit Agreement and the 2006 Note Agreement.

6. Derivative Instruments and Hedging Activities

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

As of August 27, 2011, there were no fair value amounts recorded by the Company related to this agreement as it matured on March 14, 2011.  As of August 28, 2010, the Company had recorded the fair value of the interest rate swap of $1.6 million in accrued liabilities and a corresponding loss of $1.0 million in accumulated other comprehensive income, which was net of the associated tax benefit. As of August 27, 2011, we had no outstanding derivative instruments.

The Company has recorded any realized gains or losses from its interest rate swap as an adjustment to interest expense in its Consolidated Statements of Income. For the fiscal years ended August 27, 2011 and August 28, 2010, the Company reclassified a loss from accumulated other comprehensive income into interest expense totaling $1.8 million and $3.2 million, respectively.

7. Employee Benefit Plans

Defined Contribution Retirement Savings Plan

The Company has a defined contribution retirement savings plan with a 401(k) feature for all eligible employees not under collective bargaining agreements. The Company matches a portion of the employee’s contribution and can make an additional contribution at its discretion. Contributions charged to expense under the plan for the years ended August 27, 2011, August 28, 2010 and August 29, 2009 were $10.6 million, $11.0 million and $13.6 million, respectively.

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

The Company maintains an unfunded Supplemental Executive Retirement Plan (“SERP”) for certain eligible employees of the Company. The benefits are based on the employee’s compensation upon retirement. The amount charged to expense related to this plan amounted to approximately $1.7 million, $1.5 million and $1.5 million for the fiscal years ended 2011, 2010 and 2009, respectively.

The Company maintains a non-contributory defined benefit pension plan (“UniFirst Plan”) covering union employees at one of its locations. The benefits are based on years of service and the employees’ compensation. The plan assets primarily consist of fixed income and equity securities. The amount charged to expense related to this plan amounted to approximately $0.3 million, $0.3 million and $0.2 million for fiscal years ended 2011, 2010 and 2009, respectively.

In connection with one of the Company’s acquisitions, the Company assumed liabilities related to a frozen pension plan covering many of the acquired Company’s former employees (“Textilease Plan”).  The pension benefits are based on years of service and the employee’s compensation. The plan assets primarily consist of fixed income and equity securities. The amounts charged to expense related to this plan amounted to approximately $0.1 million for each of the fiscal years ended 2011, 2010 and 2009.

The Company refers to its UniFirst Plan and Textilease Plan collectively as its “Pension Plans”.

The components of net periodic benefit cost related to the Company’s Pension Plans and SERP for the years ended August 27, 2011, August 28, 2010 and August 29, 2009 were as follows (in thousands):

	Pension Plans			SERP
	2011	2010	2009	2011	2010	2009
Service cost	$149	$136	$135	$486	$391	$364
Interest cost	328	351	346	764	702	643
Expected return on assets	(202)	(191)	(243)	—	—	—
Amortization of prior service cost	62	62	62	368	368	368
Amortization of unrecognized loss	78	20	13	131	54	77
Other events	65	—	—	—	—	—
Net periodic benefit cost	$480	$378	$313	$1,749	$1,515	$1,452

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

The Company’s obligations and funded status related to its Pension Plans and SERP as of August 27, 2011 and August 28, 2010 were as follows (in thousands):

	Pension Plans		SERP
	2011	2010	2011	2010
Change in benefit obligation:
Projected benefit obligation, beginning of year	$7,339	$6,205	$13,987	$11,925
Service cost	149	136	486	391
Interest cost	328	351	764	702
Actuarial (gain) loss	114	921	98	1,355
Benefits paid	(319)	(274)	(391)	(386)
Settlements	(239)	—	—	—
Projected benefit obligation, end of year	$7,372	$7,339	$14,944	$13,987

Change in plan assets:
Fair value of plan assets, beginning of year	$5,263	$5,050	$—	$—
Actual return on plan assets	205	331	—	—
Employer contributions	235	156	—	—
Benefits paid	(319)	(274)	—	—
Settlements	(239)	—	—	—
Fair value of plan assets, end of year	$5,145	$5,263	$—	$—

Funded status (net amount recognized):	$(2,227)	$(2,076)	$(14,944)	$(13,987)

As of August 27, 2011 and August 28, 2010, the accumulated benefit obligations for the Company’s Pension Plans were $7.4 million and $7.3 million, respectively.   As of August 27, 2011 and August 28, 2010, the accumulated benefit obligations for the Company’s SERP were $11.6 million and $10.9 million, respectively.

The amounts recorded on the Consolidated Balance Sheet for the Company’s Pension Plans and SERP as of August 27, 2011 and August 28, 2010 were as follows (in thousands):

	Pension Plans		SERP
	2011	2010	2011	2010
Deferred tax assets	$795	$842	$1,716	$1,991
Accrued liabilities	$2,227	$2,076	$14,944	$13,987
Accumulated other comprehensive loss	$(1,269)	$(1,317)	$(2,742)	$(3,114)

As of August 27, 2011 and August 28, 2010, the amounts recognized in accumulated other comprehensive income for the Company’s Pension Plans and SERP (in thousands):

	Pension Plans		SERP
	2011	2010	2011	2010
Net actuarial loss	$(936)	$(948)	$(1,577)	$(1,734)
Unrecognized prior service cost	(333)	(369)	(1,165)	(1,380)
	$(1,269)	$(1,317)	$(2,742)	$(3,114)

The weighted average assumptions used in calculating the Company’s projected benefit obligation as of August 27, 2011 and August 28, 2010, were as follows:

	Pension Plans		SERP
	2011	2010	2011	2010
Discount rate	4.6%	4.7%	4.9%	4.8%
Rate of compensation increase	N/A	N/A	5.0%	5.0%

The weighted average assumptions used in calculating the Company’s net periodic service cost for the years ended August 27, 2011, August 28, 2010 and August 29, 2009, were as follows:

	Pension Plans			SERP
	2011	2010	2009	2011	2010	2009
Discount rate	4.7%	5.8%	6.0%	4.8%	5.7%	6.0%
Expected return on plan assets	4.0%	4.0%	5.0%	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	5.0%	5.0%	5.0%

8. Goodwill and Other Intangible Assets

The Company no longer amortizes goodwill, but it is reviewed annually or more frequently if certain indicators arise, for impairment. There were no impairment losses related to goodwill or intangible assets during the years ended August 27, 2011, August 28, 2010 or August 29, 2009.

The changes in the carrying amount of goodwill are as follows (in thousands):

Balance as of August 29, 2009	$261,171
Goodwill acquired during the period	10,584
Other	102

Balance as of August 28, 2010	$271,857
Goodwill acquired during the period	16,014
Other	378

Balance as of August 27, 2011	$288,249

As of August 27, 2011, the Company has allocated $283.4 million, $4.2 million and $0.6 million of goodwill to its US and Canadian Rental and Cleaning, Specialty Garments and First Aid segments, respectively.

Intangible assets, net in the Company’s accompanying Consolidated Balance Sheets are as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
August 27, 2011
Customer contracts	$144,497	$86,607	$57,890
Other intangible assets	27,924	24,909	3,015
	$172,421	$111,516	$60,905
August 28, 2010
Customer contracts	$133,209	$76,681	$56,528
Other intangible assets	26,927	24,418	2,509
	$160,136	$101,099	$59,037

Estimated amortization expense for the five fiscal years subsequent to August 27, 2011 and thereafter, based on intangible assets, net as of August 27, 2011 is as follows (in thousands):

2012	$10,677
2013	9,682
2014	7,535
2015	6,924
2016	6,380
Thereafter	19,707
$60,905

9. Accrued Liabilities

Accrued liabilities in the accompanying Consolidated Balance Sheet consists of the following (in thousands):

	August 27, 2011	August 28, 2010
Current liabilities:
Payroll and benefit related	$28,362	$28,809
Insurance related	32,836	29,134
Environmental related	4,174	3,888
Other	11,258	13,074
	$76,630	$74,905
Long-term liabilities:
Benefit related	$16,016	$15,192
Environmental related	14,194	15,098
Asset retirement obligations	9,488	8,899
	$39,698	$39,189

Total accrued liabilities	$116,328	$114,094

10. Asset Retirement Obligations

Asset retirement obligations generally applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset.  Accordingly, the Company recognizes asset retirement obligations in the period in which they are incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Company continues to depreciate, on a straight-line basis, the amount added to property, plant and equipment and recognizes accretion expense in connection with the discounted liability over the various remaining lives which range from approximately one to thirty-three years.

The Company recognized as a liability the present value of the estimated future costs to decommission its nuclear laundry facilities.  The estimated liability is based on historical experience in decommissioning nuclear laundry facilities, estimated useful lives of the underlying assets, external vendor estimates as to the cost to decommission these assets in the future, and federal and state regulatory requirements. The estimated current costs have been adjusted for the estimated impact of inflation at 3% per year. The liability has been discounted using credit-adjusted risk-free rates that range from approximately 7.0% to 7.5% over one to thirty-three years. Revisions to the liability could occur due to changes in the Company’s estimated useful lives of the underlying assets, estimated dates of decommissioning, changes in decommissioning costs, changes in federal or state regulatory guidance on the decommissioning of such facilities, or other changes in estimates. Changes due to revised estimates will be recognized by adjusting the carrying amount of the liability and the related long-lived asset if the assets are still in service, or charged to expense in the period if the assets are no longer in service.

A reconciliation of the Company’s asset retirement liabilities is as follows (in thousands):

	August 27, 2011	August 28, 2010
Beginning balance	$8,899	$8,584
Accretion expense	589	568
Revisions in estimates	—	(253)
Ending balance	$9,488	$8,899

Asset retirement obligations are included in long-term accrued liabilities in the accompanying Consolidated Balance Sheets.

11. Commitments and Contingencies

Lease Commitments

The Company leases certain buildings and equipment from independent parties. Total rent expense on all leases was $7.0 million, $6.3 million and $5.9 million for the fiscal years ended 2011, 2010 and 2009, respectively. Annual minimum lease commitments for the five years subsequent to August 27, 2011 and thereafter are as follows (in thousands):

2012	$5,432
2013	4,341
2014	2,869
2015	2,505
2016	1,860
Thereafter	2,323
$19,330

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

Under environmental laws, an owner or lessee of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances located on, or in, or emanating from, such property, as well as related costs of investigation and property damage. Such laws often impose liability without regard to whether the owner or lessee knew of, or was responsible for the presence of such hazardous or toxic substances. There can be no assurances that acquired or leased locations have been operated in compliance with environmental laws and regulations or that future uses or conditions will not result in the imposition of liability upon the Company under such laws or expose the Company to third-party actions such as tort suits. The Company continues to address environmental conditions under terms of consent orders negotiated with the applicable environmental authorities or otherwise with respect to sites located in or related to Woburn, Massachusetts, Somerville, Massachusetts, Springfield, Massachusetts, Uvalde, Texas, Stockton, California, three sites related to former operations in Williamstown, Vermont, as well as sites located in Goldsboro, North Carolina, Wilmington, North Carolina and Landover, Maryland.

The Company has accrued certain costs related to the sites described above as it has been determined that the costs are probable and can be reasonably estimated. The Company continues to implement mitigation measures and to monitor environmental conditions at the Somerville, Massachusetts site. The Company also has potential exposure related to an additional parcel of land (the "Central Area") related to the Woburn, Massachusetts site discussed above. Currently, the consent decree for the Woburn site does not define or require any remediation work in the Central Area. The United States Environmental Protection Agency (the "EPA") has provided the Company and other signatories to the consent decree with comments on the design and implementation of groundwater and soil remedies at the Woburn site and investigation of environmental conditions in the Central Area.  The Company, and other signatories, have implemented and proposed to do additional work at the Woburn site but many of the EPA’s comments remain to be resolved.  The Company has accrued costs to perform certain work responsive to EPA's comments.  In addition, in April 2011, the Company received a request from the EPA under the Clean Air Act for information regarding its handling of and operations with respect to the laundering of soiled towels.  The Company has responded to this request.

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

There is usually a range of reasonable estimates of the costs associated with each site. The Company’s accruals reflect the amount within the range that constitutes its best estimate. Where it believes that both the amount of a particular liability and the timing of the payments are reliably determinable, the Company adjusts the cost in current dollars using a rate of 3% for inflation until the time of expected payment and discounts the cost to present value using current risk-free interest rates.  As of August 27, 2011, the risk-free interest rates utilized by the Company ranged from 2.2% to 3.5%.

For environmental liabilities that have been discounted, the Company includes interest accretion, based on the effective interest method, in selling and administrative expenses on the Consolidated Statements of Income. The changes to the Company’s environmental liabilities for the years ended August 27, 2011 and August 28, 2010 are as follows (in thousands):

Year ended	August 27, 2011	August 28, 2010
Beginning balance	$18,986	$19,384
Costs incurred for which reserves have been provided	(2,485)	(2,392)
Insurance proceeds received	203	216
Interest accretion	681	794
Changes in discount rates	284	865
Revisions in estimates	699	119

Ending balance	$18,368	$18,986

Anticipated payments and insurance proceeds of currently identified environmental remediation liabilities as of August 27, 2011, for the next five fiscal years and thereafter, as measured in current dollars, are reflected below.

(In thousands)	2012	2013	2014	2015	2016	Thereafter	Total
Estimated costs – current dollars	$4,333	$2,366	$1,766	$919	$766	$12,387	$22,537

Estimated insurance proceeds	(159)	(173)	(159)	(173)	(159)	(1,893)	(2,716)

Net anticipated costs	$4,174	$2,193	$1,607	$746	$607	$10,494	$19,821

Effect of inflation							6,985
Effect of discounting							(8,438)

Balance as of August 27, 2011							$18,368

Estimated insurance proceeds are primarily received from an annuity received as part of a legal settlement with an insurance company. Annual proceeds of approximately $0.3 million are deposited into an escrow account which funds remediation and monitoring costs for three sites related to former operations in Williamstown, Vermont. Annual proceeds received but not expended in the current year accumulate in this account and may be used in future years for costs related to this site through the year 2027. As of August 27, 2011, the balance in this escrow account, which is held in a trust and is not recorded in the Company’s Consolidated Balance Sheet, was approximately $3.1 million. Also included in estimated insurance proceeds are amounts the Company is entitled to receive pursuant to legal settlements as reimbursements from three insurance companies for estimated costs at the site in Uvalde, Texas.

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

Other Contingent Liabilities

As security for certain agreements with the NRC and various state agencies related to the nuclear operations (see above) and certain insurance programs, the Company had standby irrevocable bank commercial letters of credit of $39.2 million and $35.9 million outstanding as of August 27, 2011 and August 28, 2010, respectively.

12. Share-based Compensation

The Company adopted a stock incentive plan (the “1996 Plan”) in November 1996 and has reserved 1,500,000 shares of Common Stock for issue under the 1996 Plan. Share-Based Awards granted under the Plan, through August 27, 2011, are at a price equal to the fair market value of the Company’s Common Stock on the date of grant. Share-Based Awards granted prior to fiscal 2003 are subject to a proportional four-year vesting schedule and expire eight years from the grant date. Share-Based Awards granted beginning in fiscal 2003 and thereafter are subject to a five-year cliff-vesting schedule under which the awards become vested or exercisable after five years from date of grant and expire ten years after the grant date. Compensation expense for all Share-Based Awards, whether proportional four-year vesting or five-year cliff-vesting, is recognized ratably over the related vesting period starting in fiscal 2006. Certain Share-Based Awards were granted during fiscal 2011, 2010 and 2009 to non-employee members of the Board of Directors of the Company, which were fully vested upon grant and expire eight years after the grant date.  Accordingly, compensation expense related to these option grants in fiscal 2011, 2010 and 2009 were recognized on the date of grant.  In fiscal 2011 and 2010, 6,000 shares and 12,000 shares, respectively, of restricted stock were granted to the Company’s non-employee directors that were subject to a one-year vesting schedule.

In fiscal 2011, certain Share-Based Awards granted by the Company under the 1996 Plan to the Company’s employees were in the form of stock appreciation rights.  Such stock appreciation rights become fully vested and exercisable on the fifth anniversary of the grant date, expire on the tenth anniversary of the grant date and must be settled in stock at the time of exercise.  Compensation expense for all stock appreciation rights is recognized ratably over the related vesting period.  In fiscal 2011, the Company granted a total of 15,000 stock appreciation rights under the 1996 Plan to the Company’s non-employee directors.  Such stock appreciation rights were fully vested upon grant, expire on the earlier of the eighth anniversary of the grant date or the second anniversary of the date that the director ceases to be a member of the Board of Directors and must be settled in stock at the time of exercise.  Accordingly, compensation expense related to the stock appreciation rights were recognized on the date of grant.

The Company ceased granting new awards under the 1996 Plan as of January 21, 2011, and the 1996 Plan will expire in accordance with its terms on January 8, 2012.

At the Company’s Annual Meeting of Shareholders held on January 11, 2011, the Company’s shareholders approved the UniFirst Corporation 2010 Stock Option and Incentive Plan (the “2010 Plan”).  The 2010 Plan was previously adopted by the Company’s Board of Directors on October 26, 2010 upon the recommendation of the Compensation Committee.  The 2010 Plan replaced the Company’s 1996 Plan.  The 2010 Plan permits the award of incentive and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, performance shares, dividend equivalent rights and cash-based awards.  No awards may be made under the 2010 Plan after January 11, 2021.  As of August 27, 2011, no awards had been made under the 2010 Plan.

On April 5, 2010, the Company entered into a Restricted Stock Award Agreement (the “Performance Criteria Restricted Stock Award Agreement”) with its Chief Executive Officer (“CEO”) pursuant to which the Company granted 350,000 shares (the “Performance Restricted Shares”) of restricted common stock to the CEO.  The Performance Restricted Shares are earned if the Company achieves certain consolidated revenues and adjusted operating margins as set forth in the Performance Criteria Restricted Stock Award Agreement during certain performance periods in fiscal 2010, fiscal 2011 and fiscal 2012 as set forth in such agreement (collectively, the “Performance Criteria”).  As of August 27, 2011, the performance criteria for fiscal 2010 and fiscal 2011 have been achieved and the related restricted shares have been earned.  The Performance Restricted Shares earned upon achievement of the Performance Criteria will vest in four equal amounts on the third, fourth, fifth and sixth anniversaries of the grant date provided that the CEO continues to be employed by the Company on each such date.  As the Company believed that it was probable that the Performance Criteria would be met, compensation expense began being recognized as of the grant date of these shares.  As required by accounting rules, the Company is recognizing compensation expense for each vesting tranche of the Performance Restricted Shares ratably from the service inception date to the vesting date for each tranche.  Compensation expense related to the Performance Criteria Restricted Stock Award Agreement recognized in fiscal 2011 and fiscal 2010 totaled $4.3 million and $1.8 million, respectively.

Also, on April 5, 2010, the Company entered into a Restricted Stock Award Agreement (the “Restricted Stock Award Agreement”) with the CEO pursuant to which the Company granted 50,000 shares (the “Restricted Shares”) of restricted common stock to the CEO. The Restricted Shares will vest in equal amounts on each of the first six anniversaries of the grant date provided that the CEO continues to be employed by the Company on each such date.  Compensation expense related to the Restricted Shares is being recognized ratably over the vesting period.  Compensation expense related to the Restricted Stock Award Agreement recognized in fiscal 2011 and fiscal 2010 totaled $0.4 million and $0.2 million, respectively.

Compensation expense for all share-based compensation, which includes Share-Based Awards and restricted stock grants, for the five fiscal years subsequent to August 27, 2011 is as follows (in thousands):

	Share-Based	Restricted
	Awards	Stock	Total
2012	$1,184	$4,819	$6,003
2013	907	4,066	4,973
2014	690	2,725	3,415
2015	375	1,697	2,072
2016	47	680	727
Total	$3,203	$13,987	$17,190

As of August 27, 2011, the total compensation cost not yet recognized related to non-vested share-based compensation grants was approximately $17.2 million.  The weighted average periods over which compensation cost for Share-Based Awards and restricted stock will be recognized are 2.6 years and 3.1 years, respectively.

The following table summarizes the Share-Based Award activity for the fiscal year ended August 27, 2011:

	Number of Shares	Weighted Average Exercise Price
Outstanding, August 28, 2010	447,300	$35.49

Granted	127,500	46.82
Exercised	(42,400)	32.07
Forfeited	(5,000)	37.83

Outstanding, August 27, 2011	527,400	$38.48

Exercisable, August 27, 2011	122,400	$36.36

13. Shareholders’ Equity

The Company has two classes of common stock: Common Stock and Class B Common Stock. Each share of Common Stock is entitled to one vote, is freely transferable, and is entitled to a cash dividend equal to 125% of any cash dividend paid on each share of Class B Common Stock. Each share of Class B Common Stock is entitled to ten votes and can be converted to Common Stock on a share-for-share basis. However, until converted to Common Stock, shares of Class B Common Stock are not freely transferable.  For the year ended August 27, 2011, a total of 25,592 shares of Class B Common Stock were converted to Common Stock.

14. Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income are as follows (in thousands):

	Foreign Currency Translation	Pension- related	Interest Rate Swap	Total Accumulated Other Comprehensive Income (Loss)
Balance, August 29, 2009	$5,485	$(3,584)	$(2,201)	$(300)
Change during the year	1,801	(847)	1,209	2,163

Balance, August 28, 2010	7,286	(4,431)	(992)	1,863
Change during the year	6,562	420	992	7,974

Balance, August 27, 2011	$13,848	$(4,011)	$—	$9,837

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

The MFG operating segment designs and manufactures uniforms and non-garment items solely for the purpose of providing these goods to the US and Canadian Rental and Cleaning reporting segment. MFG revenues are generated when goods are shipped from the Company’s manufacturing facilities, or its subcontract manufacturers, to other Company locations. These revenues are recorded at a transfer price which is typically in excess of the actual manufacturing cost. Products are carried in inventory and subsequently placed in service and amortized at this transfer price. On a consolidated basis, intercompany revenues and income are eliminated and the carrying value of inventories and rental merchandise in service is reduced to the manufacturing cost.  Income before income taxes from MFG net of the intercompany MFG elimination offsets the merchandise amortization costs incurred by the US and Canadian Rental and Cleaning reporting segment as the merchandise costs of this reporting segment are amortized and recognized based on inventories purchased from MFG at the transfer price which is above the Company’s manufacturing cost.

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

The Company refers to the US and Canadian Rental and Cleaning, MFG, and Corporate reporting segments combined as its “core laundry operations,” which is included as a subtotal in the following tables (in thousands):

	US and
	Canadian				Subtotal
As of and for the year ended	Rental and		Net Interco		Core Laundry	Specialty
August 27, 2011	Cleaning	MFG	MFG Elim	Corporate	Operations	Garments	First Aid	Total

Revenues	$986,028	$160,042	$(160,042)	$10,929	$996,957	$103,322	$33,847	$1,134,126

Income (loss) from operations	$144,431	$48,839	$(8,807)	$(78,738)	$105,725	$15,292	$2,956	$123,973

Interest (income) expense, net	$(2,307)	$—	$—	$6,493	$4,186	$—	$—	$4,186

Income (loss) before taxes	$146,745	$48,748	$(8,807)	$(85,146)	$101,540	$16,076	$2,956	$120,572

Depreciation and amortization	$41,322	$1,194	$—	$16,252	$58,768	$4,500	$1,465	$64,733

Capital expenditures	$55,799	$2,653	$—	$—	$58,452	$5,028	$367	$63,847

Total assets	$1,015,977	$28,879	$—	$—	$1,044,856	$76,351	$20,313	$1,141,520

	US and
	Canadian				Subtotal
As of and for the year ended	Rental and		Net Interco		Core Laundry	Specialty
August 28, 2010	Cleaning	MFG	MFG Elim	Corporate	Operations	Garments	First Aid	Total

Revenues	$899,791	$99,256	$(99,256)	$8,074	$907,865	$88,001	$30,073	$1,025,939

Income (loss) from operations	$149,464	$35,970	$(5,982)	$(65,106)	$114,346	$13,891	$2,035	$130,272

Interest (income) expense, net	$(1,860)	$—	$—	$8,534	$6,674	$—	$—	$6,674

Income (loss) before taxes	$151,337	$35,922	$(5,982)	$(73,623)	$107,654	$13,162	$2,036	$122,852

Depreciation and amortization	$39,754	$1,360	$—	$14,547	$55,661	$4,314	$1,502	$61,477

Capital expenditures	$43,652	$3,288	$—	$—	$46,940	$2,981	$94	$50,015

Total assets	$978,738	$22,777	$—	$—	$1,001,515	$70,222	$20,558	$1,092,295

	US and
	Canadian				Subtotal
As of and for the year ended	Rental and		Net Interco		Core Laundry	Specialty
August 29, 2009	Cleaning	MFG	MFG Elim	Corporate	Operations	Garments	First Aid	Total

Revenues	$904,902	$86,139	$(86,139)	$7,759	$912,661	$72,340	$28,415	$1,013,416

Income (loss) from operations	$158,198	$27,828	$(420)	$(60,213)	$125,393	$7,360	$1,283	$134,036

Interest (income) expense, net	$(1,968)	$—	$—	$9,289	$7,321	$—	$—	$7,321

Income (loss) before taxes	$160,211	$28,086	$(420)	$(69,705)	$118,172	$7,010	$1,283	$126,465

Depreciation and amortization	$38,053	$1,395	$—	$12,750	$52,198	$4,058	$1,533	$57,789

Capital expenditures	$58,378	$151	$—	$—	$58,529	$6,505	$289	$65,323

Total assets	$900,186	$10,052	$—	$—	$910,238	$70,748	$21,113	$1,002,099

The Company’s long-lived assets as of August 27, 2011 and August 28, 2010 and revenues and income before income taxes for the years ended August 27, 2011, August 28, 2010 and August 30, 2009 were attributed to the following countries (in thousands):

Long-lived assets as of:	August 27, 2011	August 28, 2010
United States	$697,784	$671,689
Europe, Canada, and Mexico (1)	48,546	42,582
Total	$746,330	$714,271

Revenues for the year ended:	August 27, 2011	August 28, 2010	August 29, 2009
United States	$1,029,003	$932,477	$931,670
Europe and Canada (1)	105,123	93,462	81,746
Total	$1,134,126	$1,025,939	$1,013,416

Income before income taxes for the year ended:	August 27, 2011	August 28, 2010	August 29, 2009
United States	$105,257	$107,344	$116,079
Europe, Canada, and Mexico	15,315	15,508	10,386
Total	$120,572	$122,852	$126,465

(1) No country accounts for greater than 10% of total long-lived assets or revenues.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
UniFirst Corporation

We have audited the accompanying consolidated balance sheets of UniFirst Corporation and subsidiaries as of August 27, 2011 and August 28, 2010, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended August 27, 2011.  Our audits also included the financial statement schedule listed in the Index at Item 15(a).  These financial statements and schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of UniFirst Corporation and subsidiaries at August 27, 2011 and August 28, 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended August 27, 2011, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the UniFirst Corporation's internal control over financial reporting as of August 27, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 26, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Boston, Massachusetts

October 26, 2011

Quarterly Financial Data (Unaudited)

The following is a summary of the results of operations for each of the quarters within the years ended August 27, 2011 and August 28, 2010. This quarterly financial information was prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission; however, the Company believes that the information furnished reflects all adjustments (consisting only of normal recurring adjustments) which were, in the opinion of management, necessary for a fair statement of results in the interim periods. This summary should be read in conjunction with these Consolidated Financial Statements and notes to Consolidated Financial Statements.

(In thousands, except per share data) For the year ended August 27, 2011	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$273,090	$278,595	$291,567	$290,874
Income before income taxes	37,721	26,344	28,454	28,053
Provision for income taxes	13,957	10,067	10,023	10,039

Net income	$23,764	$16,277	$18,431	$18,014

Income per share – basic
Common Stock	$1.26	$0.86	$0.98	$0.95
Class B Common Stock	$1.01	$0.69	$0.78	$0.76

Income per share – diluted
Common Stock	$1.20	$0.82	$0.93	$0.90

Income allocated to – basic
Common Stock	$18,604	$12,750	$14,453	$14,132
Class B Common Stock	$4,704	$3,218	$3,635	$3,549

Income allocated to – diluted
Common Stock	$23,330	$15,983	$18,105	$17,698

Weighted average number of shares outstanding – basic
Common Stock	14,753	14,778	14,810	14,822
Class B Common Stock	4,663	4,661	4,656	4,653

Weighted average number of shares outstanding – diluted	19,487	19,528	19,549	19,559
Common Stock

(In thousands, except per share data) For the year ended August 28, 2010	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$256,179	$253,562	$261,248	$254,950
Income before income taxes	38,968	26,658	29,723	27,503
Provision for income taxes	15,392	10,432	10,409	10,211

Net income	$23,576	$16,226	$19,314	$17,292

Income per share – basic
Common Stock	$1.28	$0.88	$1.03	$0.92
Class B Common Stock	$1.03	$0.71	$0.83	$0.73

Income per share – diluted
Common Stock	$1.21	$0.83	$0.98	$0.87

Income allocated to – basic
Common Stock	$18,516	$12,750	$15,145	$13,536
Class B Common Stock	$5,060	$3,476	$3,949	$3,424

Income allocated to – diluted
Common Stock	$23,576	$16,226	$19,106	$16,976

Weighted average number of shares outstanding – basic
Common Stock	14,440	14,467	14,645	14,751
Class B Common Stock	4,932	4,931	4,766	4,663

Weighted average number of shares outstanding – diluted
Common Stock	19,434	19,477	19,490	19,472

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that material information relating to the Company required to be disclosed by the Company in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures. We continue to review our disclosure controls and procedures, and our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended August 27, 2011 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

We have retained Ernst & Young LLP, an independent registered public accounting firm, to audit our Consolidated Financial Statements found in this Annual Report on Form 10-K for the year ended August 27, 2011. We have made available to Ernst & Young LLP all of our financial records and related data in connection with their audit of our Consolidated Financial Statements.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has assessed the effectiveness of our internal control over financial reporting as of August 27, 2011. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control—Integrated Framework. Management concluded that based on its assessment, our internal control over financial reporting was effective as of August 27, 2011.  The effectiveness of our internal control over financial reporting as of August 27, 2011 has been audited by Ernst & Young LLP, and a copy of its attestation report is included below.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Shareholders
UniFirst Corporation

We have audited UniFirst Corporation and  subsidiaries’ internal control over financial reporting as of August 27, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). UniFirst Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, UniFirst Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of August 27, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of UniFirst Corporation and subsidiaries as of August 27, 2011 and August 28, 2010, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended August 27, 2011 of UniFirst Corporation and subsidiaries and our report dated October 26, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Boston, Massachusetts

October 26, 2011

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

Information regarding our directors and executive officers required by this Item 10 will be included in our definitive Proxy Statement to be filed with the Securities and Exchange Commission for our 2012 Annual Meeting of Shareholders and is incorporated by reference into this Item 10.  Certain information required by this Item 10 is set forth in Item 1 of this Annual Report on Form 10-K under the heading “Executive Officers”.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this Item 11 will be included in our definitive Proxy Statement to be filed with the Securities and Exchange Commission for our 2012 Annual Meeting of Shareholders and is incorporated by reference into this Item 11.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item 12 will be included in our definitive Proxy Statement to be filed with the Securities and Exchange Commission for our 2012 Annual Meeting of Shareholders and is incorporated by reference into this Item 12.

Information concerning our equity compensation plans contained in the table entitled “Equity Compensation Plan Information” set forth in Item 5 of this Annual Report on Form 10-K is incorporated by reference into this Item 12.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item 13 will be included in our definitive Proxy Statement to be filed with the Securities and Exchange Commission for our 2012 Annual Meeting of Shareholders and is incorporated by reference into this Item 13.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this Item 14 will be included in our definitive Proxy Statement to be filed with the Securities and Exchange Commission for our 2012 Annual Meeting of Shareholders and is incorporated by reference into this Item 14.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The financial statements listed below are filed as part of this report:

(1) and (2) FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES.

The financial statements listed below are included under Item 8 of this Annual Report on Form 10-K:

Consolidated statements of income for each of the three years in the period ended August 27, 2011

Consolidated balance sheets as of August 27, 2011 and August 28, 2010

Consolidated statements of shareholders’ equity for each of the three years in the period ended August 27, 2011

Consolidated statements of cash flows for each of the three years in the period ended August 27, 2011

Notes to Consolidated Financial Statements

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

Management’s Report on Internal Control Over Financial Reporting

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The following additional schedule is filed herewith:

Schedule II — Valuation and qualifying accounts and reserves for each of the three years in the period ended August 27, 2011

UNIFIRST CORPORATION AND SUBSIDIARIES
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED
AUGUST 27, 2011 (IN THOUSANDS)

Description	Balance, Beginning of Period	Charged to Costs and Expenses	Charges for Which Reserves Were Created or Deductions	Balance, End of Period

Reserves for Accounts Receivable
For the year ended August 27, 2011	$4,102	$3,751	$(3,652)	$4,201

For the year ended August 28, 2010	$5,567	$2,733	$(4,198)	$4,102

For the year ended August 29, 2009	$4,164	$5,744	$(4,341)	$5,567

Reserve for Obsolete Inventory
For the year ended August 27, 2011	$1,783	$52	$(425)	$1,410

For the year ended August 28, 2010	$1,588	$867	$(672)	$1,783

For the year ended August 29, 2009	$1,722	$624	$(758)	$1,588

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

10.1
Form of UniFirst Corporation stock option award to non-employee directors under the Amended 1996 Stock Incentive Plan (incorporated by reference to Exhibit 10-E to the Company’s Annual Report on Form 10-K for the fiscal year ended August 27, 2004 filed with the Commission on November 12, 2004)

10.2
Form of UniFirst Corporation stock option award to executive officers under the Amended 1996 Stock Incentive Plan (incorporated by reference to Exhibit 10-F to the Company’s Annual Report on Form 10-K for the fiscal year ended August 27, 2004 filed with the Commission on November 12, 2004)

10.3
UniFirst Corporation Unfunded Supplemental Executive Retirement Plan dated as of March 8, 2006 (incorporated by reference to the Company’s Current Report on Form 8-K and the exhibit thereto filed with the Commission on March 8, 2006)

10.4
Amendment to the UniFirst Corporation Unfunded Supplemental Executive Retirement Plan dated as of January 8, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 10, 2009)

10.5	Note Purchase Agreement, dated as of September 14, 2006 (incorporated by reference to Exhibit 10.6 the Company’s Quarterly Report on Form 10-Q filed with the Commission on April 9, 2009)

10.6
Form of Restricted Stock Award Agreement under the UniFirst Corporation Amended 1996 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 the Company’s Quarterly Report on Form 10-Q filed with the Commission on April 9, 2009)

10.7
Employment Agreement, dated as of April 5, 2010, by and between UniFirst Corporation and Ronald D. Croatti (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the Commission on April 8, 2010)

10.8
Restricted Stock Award Agreement, dated April 5, 2010, by and between UniFirst Corporation and Ronald D. Croatti (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed with the Commission on April 8, 2010)

10.9
Restricted Stock Award Agreement, dated April 5, 2010, by and between UniFirst Corporation and Ronald D. Croatti (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed with the Commission on April 8, 2010)

10.10	UniFirst Corporation Amended 1996 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the Commission on January 7, 2010)

10.11
Second Amendment to the UniFirst Corporation Amended 1996 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed with the Commission on January 7, 2010)

10.12
Third Amendment to the UniFirst Corporation Amended 1996 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed with the Commission on January 7, 2010)

10.13
Fourth Amendment to the UniFirst Corporation Amended 1996 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed with the Commission on January 7, 2010)

10.14
Fifth Amendment to the UniFirst Corporation Amended 1996 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed with the Commission on April 8, 2010)

10.15	UniFirst Corporation 2010 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 14, 2011)

10.16
Form of Stock Appreciation Right Award Agreement for Company Employees under the UniFirst Corporation 2010 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on January 14, 2011)

10.17
Form of Stock Appreciation Right Agreement for Non-Employee Directors under the UniFirst Corporation 2010 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on January 14, 2011)

10.18
Form of Non-Qualified Stock Option Agreement for Company Employees under the UniFirst Corporation 2010 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on January 14, 2011)

10.19
Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the UniFirst Corporation 2010 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Commission on January 14, 2011)

10.20
Credit Agreement, dated as of May 5, 2011, among UniFirst Corporation and certain of its subsidiaries, Bank of America, N.A., in its capacity as Administrative Agent, Swing Line Lender and an L/C Issuer, and the other Lenders from time to time a party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 9, 2011)

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

***
XBRL Interactive Data File will be filed by amendment to this Annual Report on Form 10-K within 30 days of the filing date of this Annual Report on Form 10-K, as permitted by Rule 405(a)(2)(ii) of Regulation S-T.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UniFirst Corporation By: /s/ Ronald D. Croatti Ronald D. Croatti President and Chief Executive Officer

October 26, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Ronald D. Croatti
Ronald D. Croatti

/s/ Steven S. Sintros
Steven S. Sintros

/s/ Cynthia Croatti
Cynthia Croatti

/s/ Phillip L. Cohen
Phillip L. Cohen

/s/ Robert F. Collings
Robert F. Collings

/s/ Anthony F. DiFillippo
Anthony F. DiFillippo

/s/ Donald J. Evans
Donald J. Evans

/s/ Michael Iandoli
Michael Iandoli

/s/Thomas Postek
Thomas S. Postek
	Principal Executive Officer and Director Principal Financial Officer and Principal Accounting Officer Director Director Director Director Director Director Director	October 26, 2011 October 26, 2011 October 26, 2011 October 26, 2011 October 26, 2011 October 26, 2011 October 26, 2011 October 26, 2011 October 26, 2011

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

10.1
Form of UniFirst Corporation stock option award to non-employee directors under the Amended 1996 Stock Incentive Plan (incorporated by reference to Exhibit 10-E to the Company’s Annual Report on Form 10-K for the fiscal year ended August 27, 2004 filed with the Commission on November 12, 2004)

10.2
Form of UniFirst Corporation stock option award to executive officers under the Amended 1996 Stock Incentive Plan (incorporated by reference to Exhibit 10-F to the Company’s Annual Report on Form 10-K for the fiscal year ended August 27, 2004 filed with the Commission on November 12, 2004)

10.3
UniFirst Corporation Unfunded Supplemental Executive Retirement Plan dated as of March 8, 2006 (incorporated by reference to the Company’s Current Report on Form 8-K and the exhibit thereto filed with the Commission on March 8, 2006)

10.4
Amendment to the UniFirst Corporation Unfunded Supplemental Executive Retirement Plan dated as of January 8, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 10, 2009)

10.5	Note Purchase Agreement, dated as of September 14, 2006 (incorporated by reference to Exhibit 10.6 the Company’s Quarterly Report on Form 10-Q filed with the Commission on April 9, 2009)

10.6
Form of Restricted Stock Award Agreement under the UniFirst Corporation Amended 1996 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 the Company’s Quarterly Report on Form 10-Q filed with the Commission on April 9, 2009)

10.7
Employment Agreement, dated as of April 5, 2010, by and between UniFirst Corporation and Ronald D. Croatti (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the Commission on April 8, 2010)

10.8
Restricted Stock Award Agreement, dated April 5, 2010, by and between UniFirst Corporation and Ronald D. Croatti (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed with the Commission on April 8, 2010)

10.9
Restricted Stock Award Agreement, dated April 5, 2010, by and between UniFirst Corporation and Ronald D. Croatti (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed with the Commission on April 8, 2010)

10.10	UniFirst Corporation Amended 1996 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the Commission on January 7, 2010)

10.11
Second Amendment to the UniFirst Corporation Amended 1996 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed with the Commission on January 7, 2010)

10.12
Third Amendment to the UniFirst Corporation Amended 1996 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed with the Commission on January 7, 2010)

10.13
Fourth Amendment to the UniFirst Corporation Amended 1996 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed with the Commission on January 7, 2010)

10.14
Fifth Amendment to the UniFirst Corporation Amended 1996 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed with the Commission on April 8, 2010)

10.15	UniFirst Corporation 2010 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 14, 2011)

10.16
Form of Stock Appreciation Right Award Agreement for Company Employees under the UniFirst Corporation 2010 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on January 14, 2011)

10.17
Form of Stock Appreciation Right Agreement for Non-Employee Directors under the UniFirst Corporation 2010 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on January 14, 2011)

10.18
Form of Non-Qualified Stock Option Agreement for Company Employees under the UniFirst Corporation 2010 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on January 14, 2011)

10.19
Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the UniFirst Corporation 2010 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Commission on January 14, 2011)

10.20
Credit Agreement, dated as of May 5, 2011, among UniFirst Corporation and certain of its subsidiaries, Bank of America, N.A., in its capacity as Administrative Agent, Swing Line Lender and an L/C Issuer, and the other Lenders from time to time a party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 9, 2011)

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

***
XBRL Interactive Data File will be filed by amendment to this Annual Report on Form 10-K within 30 days of the filing date of this Annual Report on Form 10-K, as permitted by Rule 405(a)(2)(ii) of Regulation S-T.