Form 10-K/A
period 2011-08-27
UNIFIRST CORP
filed 2011-11-01
CIK 717954

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)
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

EXPLANATORY NOTE

The sole purpose of this amendment to our Annual Report on Form 10-K for the year ended August 27, 2011, originally filed with the Securities and Exchange Commission on October 26, 2011, is to furnish Exhibit 101 to the Form 10-K, which contains the XBRL (eXtensible Business Reporting Language) Interactive Data Files for the financial statements and notes included in Part II, Item 8 of the Form 10-K. As permitted by Rule 405(a)(2)(ii) of Regulation S-T, Exhibit 101 was required to be furnished by amendment within 30 days of the original filing date of the Form 10-K.

No other changes have been made to the Form 10-K, and the Form 10-K has not been updated to reflect events occurring subsequent to the original filing date.

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

* 21	List of Subsidiaries

* 23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

* 31.1	Rule 13a-14(a)/15d-14(a) Certification of Ronald D. Croatti

* 31.2	Rule 13a-14(a)/15d-14(a) Certification of Steven S. Sintros

* 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

* 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

** 101
The following materials from UniFirst Corporation’s Annual Report on Form 10-K for the year ended August 27, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

*	Previously filed or furnished as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended August 27, 2011 filed with the Commission on October 26, 2011.

**
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

November 1, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Ronald D. Croatti
Ronald D. Croatti

/s/ Steven S. Sintros
Steven S. Sintros

/s/ Cynthia Croatti
Cynthia Croatti

/s/ Phillip L. Cohen
Phillip L. Cohen

/s/ Anthony F. DiFillippo
Anthony F. DiFillippo

/s/ Donald J. Evans
Donald J. Evans

/s/ Michael Iandoli
Michael Iandoli

/s/Thomas Postek
Thomas S. Postek
	Principal Executive Officer and Director Principal Financial Officer and Principal Accounting Officer Director Director Director Director Director Director	November 1, 2011 November 1, 2011 November 1, 2011 November 1, 2011 November 1, 2011 November 1, 2011 November 1, 2011 November 1, 2011

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

* 21	List of Subsidiaries

* 23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

* 31.1	Rule 13a-14(a)/15d-14(a) Certification of Ronald D. Croatti

* 31.2	Rule 13a-14(a)/15d-14(a) Certification of Steven S. Sintros

* 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

* 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

** 101
The following materials from UniFirst Corporation’s Annual Report on Form 10-K for the year ended August 27, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

*	Previously filed or furnished as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended August 27, 2011 filed with the Commission on October 26, 2011.

**
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.