Form 10-Q
period 2011-11-26
UNIFIRST CORP
filed 2012-01-05
CIK 717954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 26, 2011

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

The number of outstanding shares of UniFirst Corporation Common Stock and Class B Common Stock at December 30, 2011 were 15,005,171 and 4,885,277, respectively.

UniFirst Corporation
Quarterly Report on Form 10-Q
For the Quarter ended November 26, 2011

Table of Contents

Part I – FINANCIAL INFORMATION

Item 1 – Financial Statements

Consolidated Statements of Income for the Thirteen Weeks ended November 26, 2011 and November 27, 2010

Consolidated Balance Sheets as of November 26, 2011 and August 27, 2011

Consolidated Statements of Cash Flows for the Thirteen Weeks ended November 26, 2011 and November 27, 2010

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
Ex-31.1 Section 302 Certification of CEO
Ex-31.2 Section 302 Certification of CFO
Ex-32.1 Section 906 Certification of CEO
Ex-32.2 Section 906 Certification of CFO

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

UniFirst Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)

Thirteen weeks ended (In thousands, except per share data)	November 26, 2011	November 27, 2010
Revenues	$313,025	$273,090

Operating expenses:
Cost of revenues (1)	195,139	163,235
Selling and administrative expenses (1)	59,124	55,183
Depreciation and amortization	16,408	15,502
Total operating expenses	270,671	233,920

Income from operations	42,354	39,170

Other expense (income):
Interest expense	573	2,203
Interest income	(631)	(582)
Foreign exchange loss (gain)	627	(172)
Total other expense	569	1,449

Income before income taxes	41,785	37,721
Provision for income taxes	15,983	13,957

Net income	$25,802	$23,764

Income per share – Basic:
Common Stock	$1.37	$1.26
Class B Common Stock	$1.09	$1.01

Income per share – Diluted:
Common Stock	$1.30	$1.20

Income allocated to – Basic:
Common Stock	$20,258	$18,604
Class B Common Stock	$5,068	$4,704

Income allocated to – Diluted:
Common Stock	$25,350	$23,330

Weighted average number of shares outstanding – Basic:
Common Stock	14,838	14,753
Class B Common Stock	4,641	4,663

Weighted average number of shares outstanding – Diluted:
Common Stock	19,557	19,487

Dividends per share:
Common Stock	$0.0375	$0.0375
Class B Common Stock	$0.0300	$0.0300

 (1)  Exclusive of depreciation on the Company’s property, plant and equipment and amortization on its intangible assets.

The accompanying notes are an integral part of these
Consolidated Financial Statements.

UniFirst Corporation and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

(In thousands, except share data)	November 26, 2011	August 27, 2011(a)
Assets
Current Assets:
Cash and cash equivalents	$54,123	$48,812
Receivables, less reserves of $5,441 and $4,201, respectively	143,176	128,377
Inventories	73,782	76,460
Rental merchandise in service	133,281	126,536
Prepaid and deferred income taxes	7,369	11,358
Prepaid expenses	6,769	3,647

Total current assets	418,500	395,190

Property, plant and equipment:
Land, buildings and leasehold improvements	345,020	346,738
Machinery and equipment	398,120	393,530
Motor vehicles	132,176	129,762

Total property, plant and equipment	875,316	870,030
Less -- accumulated depreciation	483,114	474,963

Total property, plant and equipment, net	392,202	395,067

Goodwill	287,910	288,249
Customer contracts, net	55,423	57,890
Other intangible assets, net	2,718	3,015
Other assets	2,247	2,109
Total assets	$1,159,000	$1,141,520

Liabilities and shareholders' equity
Current liabilities:
Current maturities of long-term debt	$11,470	$20,133
Accounts payable	59,230	56,064
Accrued liabilities	75,508	76,630
Accrued income taxes	2,523	—

Total current liabilities	148,731	152,827

Long-term liabilities:
Long-term debt, net of current maturities	100,180	100,163
Accrued liabilities	41,530	39,698
Accrued and deferred income taxes	51,005	50,890

Total long-term liabilities	192,715	190,751

Commitments and contingencies (Note 9)
Shareholders' equity:
Preferred stock, $1.00 par value; 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $0.10 par value; 30,000,000 shares authorized; 14,997,171 and 14,987,371 issued and outstanding, respectively	1,500	1,499
Class B Common Stock, $0.10 par value; 20,000,000 shares authorized; 4,885,277 and 4,887,777 issued and outstanding, respectively	488	488
Capital surplus	35,504	33,588
Retained earnings	777,623	752,530
Accumulated other comprehensive income	2,439	9,837

Total shareholders' equity	817,554	797,942

Total liabilities and shareholders’ equity	$1,159,000	$1,141,520

(a) Derived from audited financial statements

The accompanying notes are an integral part of these
Consolidated Financial Statements.

UniFirst Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

Thirteen weeks ended (In thousands)	November 26, 2011	November 27, 2010
Cash flows from operating activities:
Net income	$25,802	$23,764
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	13,727	13,125
Amortization of intangible assets	2,681	2,377
Amortization of deferred financing costs	59	67
Share-based compensation	1,668	1,684
Accretion on environmental contingencies	158	170
Accretion on asset retirement obligations	158	147
Deferred income taxes	51	5,433
Changes in assets and liabilities, net of acquisitions:
Receivables	(16,100)	(17,274)
Inventories	2,332	(4,759)
Rental merchandise in service	(7,505)	(5,133)
Prepaid expenses	(3,137)	(2,443)
Accounts payable	3,529	2,677
Accrued liabilities	623	2,077
Prepaid and accrued income taxes	6,608	5,254
Net cash provided by operating activities	30,654	27,166

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	-	(2,220)
Capital expenditures	(13,966)	(12,250)
Other	(118)	(776)
Net cash used in investing activities	(14,084)	(15,246)

Cash flows from financing activities:
Proceeds from long-term obligations	7,000	-
Payments on long-term obligations	(15,371)	(496)
Proceeds from exercise of Common Stock options	248	153
Payment of cash dividends	(709)	(707)
Net cash used in financing activities	(8,832)	(1,050)

Effect of exchange rate changes	(2,427)	1,137

Net increase in cash and cash equivalents	5,311	12,007
Cash and cash equivalents at beginning of period	48,812	121,258

Cash and cash equivalents at end of period	$54,123	$133,265

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

It is suggested that these Consolidated Financial Statements be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 27, 2011. There have been no material changes in the accounting policies followed by the Company during the current fiscal year. Results for an interim period are not indicative of any future interim periods or for an entire fiscal year.

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

3. Acquisitions

During the thirteen weeks ended November 26, 2011, the Company acquired no businesses. Whenever the Company acquires a business, consistent with current accounting guidance, the results of operations of the acquisition are included in the Company’s consolidated financial results from the date of the acquisition.

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

All financial assets or liabilities that are measured at fair value on a recurring basis (at least annually) have been segregated into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date.  The assets or liabilities measured at fair value on a recurring basis are summarized in the table below (in thousands):

	As of November 26, 2011
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents	$34,893	$—	$—	$34,893
Total	$34,893	$—	$—	$34,893

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

As of November 26, 2011 and August 27, 2011, there were no fair value amounts recorded by the Company related to this agreement as it matured on March 14, 2011.  As of November 26, 2011, we had no outstanding derivative instruments.

The Company recorded any realized gains or losses from its interest rate swap as an adjustment to interest expense in its Consolidated Statements of Income.  For the thirteen weeks ended November 27, 2010, the Company reclassified a loss from accumulated other comprehensive income into interest expense totaling $0.8 million.

6. Employee Benefit Plans

Defined Contribution Retirement Savings Plan

The Company has a defined contribution retirement savings plan with a 401(k) feature for all eligible employees not under collective bargaining agreements. The Company matches a portion of the employee’s contribution and can make an additional contribution at its discretion. Contributions charged to expense under the plan for the thirteen weeks ended November 26, 2011 and November 27, 2010 were $2.8 million and $2.6 million, respectively.

Pension Plans and Supplemental Executive Retirement Plans

The Company maintains an unfunded Supplemental Executive Retirement Plan for certain eligible employees of the Company, a non-contributory defined benefit pension plan covering union employees at one of its locations, and a frozen pension plan the Company assumed in connection with its acquisition of Textilease Corporation in fiscal 2004. The amount charged to expense related to these plans for both the thirteen weeks ended November 26, 2011 and November 27, 2010 was $0.5 million.

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

	Thirteen weeks ended
	November 26,	November 27,
	2011	2010

Net income available to shareholders	$25,802	$23,764

Allocation of net income for Basic:
Common Stock	$20,258	$18,604
Class B Common Stock	5,068	4,704
Unvested participating shares	476	456
	$25,802	$23,764

Weighted average number of shares for Basic:
Common Stock	14,838	14,753
Class B Common Stock	4,641	4,663
Unvested participating shares	398	412
	19,877	19,828

Earnings per share for Basic:
Common Stock	$1.37	$1.26
Class B Common Stock	$1.09	$1.01

For diluted EPS, the Company is required to calculate diluted EPS for Common Stock using the more dilutive of the following two methods:

•	The treasury stock method; or

•	The two-class method assuming a participating security is not exercised or converted.

For the thirteen weeks ended November 26, 2011 and November 27, 2010, the Company’s diluted EPS assumes the conversion of the Class B Common Stock into Common Stock and uses the two-class method for its unvested participating shares as follows (in thousands, except per share data):

	Thirteen weeks ended November 26, 2011			Thirteen weeks ended November 27, 2010
	Earnings			Earnings
	to Common	Common		to Common	Common
	shareholders	Shares	EPS	shareholders	Shares	EPS

As reported - Basic	$20,258	14,838	$1.37	$18,604	14,753	$1.26

Add: effect of dilutive potential common shares
Share-Based Awards	—	78		—	71
Class B Common Stock	5,068	4,641		4,704	4,663

Add: Undistributed earnings allocated to unvested participating shares	463	—		443	—

Less: Undistributed earnings reallocated to unvested participating shares	(439)	—		(421)	—

Diluted EPS – Common Stock	$25,350	19,557	$1.30	$23,330	19,487	$1.20

Share-based awards that would result in the issuance of 18,014 and 119,088 shares of Common Stock were excluded from the calculation of diluted earnings per share for the thirteen weeks ended November 26, 2011 and November 27, 2010 because they were anti-dilutive.

8. Asset Retirement Obligations

The Company recognizes asset retirement obligations in the period in which they are incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Company continues to depreciate, on a straight-line basis, the amount added to property, plant and equipment and recognizes accretion expense in connection with the discounted liability over the various remaining lives which range from approximately one to thirty-two years.

A reconciliation of the Company’s asset retirement liability is as follows (in thousands):

November 26, 2011
Beginning balance as of August 27, 2011	$9,488
Accretion expense	158
Ending balance as of November 26, 2011	$9,646

Asset retirement obligations are included in long-term accrued liabilities in the accompanying Consolidated Balance Sheet.

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

There is usually a range of reasonable estimates of the costs associated with each site. The Company’s accruals reflect the amount within the range that constitutes its best estimate. Where it believes that both the amount of a particular liability and the timing of the payments are reliably determinable, the Company adjusts the cost in current dollars using a rate of 3% for inflation until the time of expected payment and discounts the cost to present value using current risk-free interest rates.  As of November 26, 2011, the risk-free interest rates utilized by the Company ranged from 2.0% to 2.9%.

For environmental liabilities that have been discounted, the Company includes interest accretion, based on the effective interest method, in selling and administrative expenses on the Consolidated Statements of Income.  The changes to the Company’s environmental liabilities for the thirteen weeks ended November 26, 2011 are as follows (in thousands):

November 26, 2011
Beginning balance as of August 27, 2011	$18,368
Costs incurred for which reserves have been provided	(312)
Insurance proceeds received	50
Interest accretion	158
Changes in discount rates	1,084

Balance as of November 26, 2011	$19,348

Anticipated payments and insurance proceeds of currently identified environmental remediation liabilities as of November 26, 2011, for the next five fiscal years and thereafter, as measured in current dollars, are reflected below (in thousands).

(In thousands)	2012	2013	2014	2015	2016	Thereafter	Total
Estimated costs – current dollars	$4,022	$2,366	$1,766	$919	$766	$12,386	$22,225

Estimated insurance proceeds	(109)	(173)	(159)	(173)	(159)	(1,893)	(2,666)

Net anticipated costs	$3,913	$2,193	$1,607	$746	$607	$10,493	$19,559

Effect of inflation							7,143
Effect of discounting							(7,354)

Balance as of November 26, 2011							$19,348

Estimated insurance proceeds are primarily received from an annuity received as part of a legal settlement with an insurance company. Annual proceeds of approximately $0.3 million are deposited into an escrow account which funds remediation and monitoring costs for three sites related to former operations in Williamstown, Vermont. Annual proceeds received but not expended in the current year accumulate in this account and may be used in future years for costs related to this site through the year 2027. As of November 26, 2011, the balance in this escrow account, which is held in a trust and is not recorded in the Company’s Consolidated Balance Sheet, was approximately $3.0 million. Also included in estimated insurance proceeds are amounts the Company is entitled to receive pursuant to legal settlements as reimbursements from three insurance companies for estimated costs at the site in Uvalde, Texas.

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

10. Income Taxes

The Company’s effective income tax rate was 38.3% for the thirteen weeks ended November 26, 2011, as compared to 37.0% for the thirteen weeks ended November 27, 2010.  The Company’s tax rate in the first quarter of fiscal 2012 is higher than in the first quarter of fiscal 2011 primarily due to the fact that the 2011 rate benefited from the reversal of tax contingency reserves related to the resolution of certain state tax audits.  The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense which is consistent with the recognition of these items in prior reporting periods.  During the thirteen weeks ended November 26, 2011, there were no material changes in the amount of unrecognized tax benefits or the amount accrued for interest and penalties.

U.S. and Canadian federal income tax statutes have lapsed for filings up to and including fiscal years 2007 and 2004, respectively. With a few exceptions, the Company is no longer subject to state and local income tax examinations for periods prior to fiscal 2006.  The Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change significantly in the next 12 months.

11. Long-term Debt

On May 5, 2011, the Company entered into a $250.0 million unsecured revolving credit agreement (the “Credit Agreement”) with a syndicate of banks, which matures on May 4, 2016.  Under the Credit Agreement, the Company is able to borrow funds at variable interest rates based on, at the Company’s election, the Eurodollar rate or a base rate, plus in each case a spread based on the Company’s consolidated funded debt ratio.  Availability of credit requires compliance with certain financial and other covenants, including a maximum consolidated funded debt ratio and minimum consolidated interest coverage ratio as defined in the Credit Agreement.  The Company tests its compliance with these financial covenants on a fiscal quarterly basis. At November 26, 2011, the interest rates applicable to the Company’s borrowings under the Credit Agreement were calculated as LIBOR plus 125 basis points at the time of the respective borrowing.  As of November 26, 2011, the Company had outstanding borrowings of $7.0 million, letters of credit amounting to $43.2 million and $199.8 million available for borrowing under the Credit Agreement.

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

As of November 26, 2011, the Company was in compliance with all covenants under the Credit Agreement and the 2006 Note Agreement.

12. Other Comprehensive Income

The components of other comprehensive income are as follows (in thousands):

Thirteen weeks ended	November 26, 2011	November 27, 2010

Net income	$25,802	$23,764
Other comprehensive income, net of tax
Foreign currency translation adjustments	(7,398)	2,891
Interest rate swap	—	456

Comprehensive income	$18,404	$27,111

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

The Company refers to the US and Canadian Rental and Cleaning, MFG, and Corporate reporting segments combined as its “core laundry operations,” which is included as a subtotal in the following tables (in thousands):

	US and
	Canadian				Subtotal
	Rental and		Net Interco		Core Laundry	Specialty
Thirteen weeks ended	Cleaning	MFG	MFG Elim	Corporate	Operations	Garments	First Aid	Total

November 26, 2011
Revenues	$269,210	$41,386	$(41,386)	$3,063	$272,273	$30,268	$10,484	$313,025

Income (loss) from operations	$43,731	$11,482	$(32)	$(20,199)	$34,982	$6,566	$806	$42,354

Interest (income) expense, net	$(579)	$—	$—	$521	$(58)	$—	$—	$(58)

Income (loss) before taxes	$44,319	$11,603	$(32)	$(20,702)	$35,188	$5,791	$806	$41,785

November 27, 2010
Revenues	$236,192	$37,705	$(37,705)	$2,499	$238,691	$25,811	$8,588	$273,090

Income (loss) from operations	$42,184	$13,881	$(5,059)	$(16,592)	$34,414	$4,029	$727	$39,170

Interest (income) expense, net	$(509)	$—	$—	$2,130	$1,621	$—	$—	$1,621

Income (loss) before taxes	$42,687	$13,829	$(5,059)	$(18,717)	$32,740	$4,254	$727	$37,721

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR FOR FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and any documents incorporated by reference contain forward looking statements within the meaning of the federal securities laws.  Forward looking statements contained in this Quarterly Report on Form 10-Q and any documents incorporated by reference are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995.  Forward looking statements may be identified by words such as “estimates,” “anticipates,” “projects,” “plans,” “expects,” “intends,” “believes,” “seeks,” “could,” “should,” “may,” “will,” or the negative versions thereof, and similar expressions and by the context in which they are used.  Such forward looking statements are based upon our current expectations and speak only as of the date made.  Such statements are highly dependent upon a variety of risks, uncertainties and other important factors that could cause actual results to differ materially from those reflected in such forward looking statements.  Such factors include, but are not limited to, uncertainties caused by the continuing adverse worldwide economic conditions, uncertainties regarding our ability to consummate and successfully integrate acquired businesses, uncertainties regarding any existing or newly-discovered expenses and liabilities related to environmental compliance and remediation, our ability to compete successfully without any significant degradation in our margin rates, seasonal fluctuations in business levels, our ability to preserve positive labor relationships and avoid becoming the target of corporate labor unionization campaigns that could disrupt our business, the effect of currency fluctuations on our results of operations and financial condition, our dependence on third parties to supply us with raw materials, any loss of key management or other personnel, increased costs as a result of any future changes in federal or state laws, rules and regulations or governmental interpretation of such laws, rules and regulations, uncertainties regarding the price levels of natural gas, electricity, fuel and labor, the impact of adverse economic conditions and the current tight credit markets on our customers and such customers’ workforces, the level and duration of workforce reductions by our customers, the continuing increase in domestic healthcare costs, demand and prices for our products and services, rampant criminal activity and instability in Mexico where our principal garment manufacturing plants are located, additional professional and internal costs necessary for compliance with recent and proposed future changes in Securities and Exchange Commission, New York Stock Exchange and accounting rules, strikes and unemployment levels, our efforts to evaluate and potentially reduce internal costs, economic and other developments associated with the war on terrorism and its impact on the economy, general economic conditions and other factors described under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended August 27, 2011 and in other filings with the Securities and Exchange Commission.  We undertake no obligation to update any forward looking statements to reflect events or circumstances arising after the date on which such statements are made.

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

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, the most important and pervasive accounting policies used and areas most sensitive to material changes from external factors. See Note 1 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended August 27, 2011 for additional discussion of the application of these and other accounting policies.

Results of Operations

The following table presents certain selected financial data, including the percentage of revenues represented by each item, for the thirteen weeks ended November 26, 2011 and November 27, 2010.  Cost of revenues presented in the table below include merchandise costs related to the amortization of rental merchandise in service and direct sales as well as labor and other production, service and delivery costs associated with operating our industrial laundries, Specialty Garments facilities, First Aid locations and our distribution center. Selling and administrative costs include costs related to our sales and marketing functions as well as general and administrative costs associated with our corporate offices and operating locations including information systems, engineering, materials management, manufacturing planning, finance, budgeting, and human resources.

	Thirteen weeks ended

(In thousands, except percentages)	November 26, 2011	% of Revenues	November 27, 2010	% of Revenues	% Change

Revenues	$313,025	100.0%	$273,090	100.0%	14.6%

Operating expenses:
Cost of revenues (1)	195,139	62.3	163,235	59.8	19.5
Selling and administrative expenses (1)	59,124	18.9	55,183	20.2	7.1
Depreciation and amortization	16,408	5.2	15,502	5.7	5.8
Total operating expenses	270,671	86.5	233,920	85.7	15.7

Income from operations	42,354	13.5	39,170	14.3	8.1

Other expense (income)	569	0.2	1,449	0.5	-60.7

Income before income taxes	41,785	13.3	37,721	13.8	10.8
Provision for income taxes	15,983	5.1	13,957	5.1	14.5

Net income	$25,802	8.2%	$23,764	8.7%	8.6%

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

As part of our recent revenue growth, we have been experiencing increased merchandise costs.  This increase has been primarily due to our increased investment in merchandise to the levels needed to support our growing wearer base.  During fiscal 2009 and early fiscal 2010, our results of operations benefited from our utilization of used garments that our customers returned to us as a result of reductions in their workforces. Since fiscal 2010, we have put significantly more new garments into service to meet the day-to-day needs of our existing wearer base.  In addition, increased new account sales, including some larger national accounts, have also required us to make a large initial investment in merchandise. The increased merchandise cost is also the result of strong growth in our flame resistant and high visibility product lines.  This growth is the result of increased oil and natural gas exploration as well as tighter regulations that have caused uniform wearers in a number of industries to convert to these more protective garments.  In addition to a higher number of new garments being placed in service to support our customer base, we have also begun to feel the impact of higher fabric prices in our overall merchandise costs. We expect the increase in merchandise costs to continue in fiscal 2012, which will have a negative effect on our margins throughout this period.

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

The current worldwide economic weakness as well as high unemployment rates in the U.S. and Canada may negatively impact our revenues and operating performance in fiscal 2012 and beyond due to the impact on spending plans and employment levels of our customers and sales prospects.

Thirteen Weeks Ended November 26, 2011 Compared with Thirteen Weeks Ended November 27, 2010

Revenues

	November 26,	November 27,	Dollar	Percent
(In thousands, except percentages)	2011	2010	Change	Change

Core Laundry Operations	$272,273	$238,691	$33,582	14.1%
Specialty Garments	30,268	25,811	4,457	17.3
First Aid	10,484	8,588	1,896	22.1
Consolidated total	$313,025	$273,090	$39,935	14.6%

For the thirteen weeks ended November 26, 2011, our consolidated revenues increased by $39.9 million from the comparable period in fiscal 2011, or 14.6%.  This increase was primarily driven by a $33.6 million increase in revenues from our core laundry operations.  Core laundry operations’ revenue increased to $272.3 million for the thirteen weeks ended November 26, 2011 from $238.7 million for the comparable period of fiscal 2011, or 14.1%. This increase in the core laundry operations’ revenue was attributable to positive organic growth of 12.1%.  Organic growth is comprised of new sales, additions to our existing customer base and price increases offset by lost accounts and reductions to our existing customer base. Our positive organic growth rate in our core laundry operations was accompanied by positive acquisition-related growth of 1.9% and the effect of favorable fluctuations in the Canadian foreign exchange rate, which accounted for a 0.1% increase in revenue for the thirteen weeks ended November 26, 2011 compared to the comparable period in fiscal 2011.

Specialty Garments’ revenues increased to $30.3 million in the first fiscal quarter of 2012 from $25.8 million in the comparable period of 2011, an increase of 17.3%.  The increase in this segment’s revenues was primarily related to the timing and length of our customers’ power reactor outages in the U.S. and Canadian markets, increased project based revenues, as well as a strong performance from the segment’s European and clean room operations. First Aid revenues increased by $1.9 million, or 22.1%, as a result of better performance from the segment’s wholesale distribution and pill packaging operations.

Cost of Revenues

For the thirteen weeks ended November 26, 2011, cost of revenues increased to 62.3% of revenues, or $195.1 million, from 59.8% of revenues, or $163.2 million, for the thirteen weeks ended November 27, 2010.  This increase was primarily the result of an increase in overall merchandise costs as a percentage of revenues in our core laundry operations as well as higher fuel costs as a percentage of revenues associated with operating our fleet of delivery trucks.  These increases were partially offset by lower payroll and payroll-related costs as a percentage of revenues in our core laundry operations, primarily due to the strong revenue growth this segment experienced in the thirteen weeks ended November 26, 2011.  In addition, the cost of revenues for the Specialty Garments’ segment was also lower as a percentage of revenues due to the strong revenue growth during the quarter.

Selling and Administrative Expense

Our selling and administrative expenses decreased to 18.9% of revenues, or $59.1 million, for the thirteen weeks ended November 26, 2011 from 20.2% of revenues, or $55.2 million, for the comparable period of fiscal 2011.  This decrease was due to lower payroll and payroll-related costs as a percentage of revenues, primarily due to the strong revenue growth we experienced in the thirteen weeks ended November 26, 2011.   In the thirteen weeks ended November 26, 2011, we recorded a charge of $1.1 million related to the effect of discount rate fluctuations on the value of our environmental liabilities; however, this was offset by environmental insurance recoveries totaling $1.1 million recorded during the quarter.  In the thirteen weeks ended November 27, 2010, we recorded a benefit of $0.8 million related to the effect of discount rate fluctuations on the value of our environmental liabilities.

Depreciation and Amortization

Our depreciation and amortization expense was $16.4 million, or 5.2% of revenues, for the thirteen weeks ended November 26, 2011 compared to $15.5 million, or 5.7% of revenues, for the thirteen weeks ended November 27, 2010. The increase in depreciation and amortization expense was due to capital expenditure and acquisition activity in earlier periods.

Income from Operations

For the thirteen weeks ended November 26, 2011 and November 27, 2010, the revenue growth in our core laundry operations, as well as the change in our cost of revenues, discussed above, resulted in the following changes in our income from operations:

	November 26,	November 27,	Dollar	Percent
(In thousands, except percentages)	2011	2010	Change	Change

Core Laundry Operations	$34,982	$34,414	$568	1.7%
Specialty Garments	6,566	4,029	2,537	63.0
First Aid	806	727	79	10.8
Consolidated total	$42,354	$39,170	$3,184	8.1%

Other Expense (income)

Other expense (income), which includes interest expense, interest income and foreign currency exchange loss (gain) decreased to $0.6 million for the thirteen weeks ended November 26, 2011 from $1.4 million for the thirteen weeks ended November 27, 2010.  The decrease was due to net interest expense in the thirteen weeks ended November 27, 2010 of $1.6 million compared to net interest income in the thirteen weeks ended November 26, 2011 of $0.1 million. This decrease was primarily due to our repayment of $75.0 million in fixed-rate notes in June 2011 as well as the effect of an interest rate swap that matured in March 2011.  The benefit related to lower net interest expense was partially offset by foreign exchange losses of $0.6 million in the first quarter of fiscal 2012 compared to foreign exchange gains of $0.2 million in the first quarter of fiscal 2011.

Provision for Income Taxes

Our effective income tax rate was 38.3% for the thirteen weeks ended November 26, 2011, as compared to 37.0% for the thirteen weeks ended November 27, 2010.  Our tax rate in the first quarter of fiscal 2012 is higher than in the first quarter of fiscal 2011 primarily due to the fact that the 2011 rate benefited from the reversal of tax contingency reserves related to the resolution of certain state tax audits.

Liquidity and Capital Resources

General

As of November 26, 2011, we had cash and cash equivalents of $54.1 million and working capital of $269.8 million. We believe that current cash and cash equivalent balances, cash generated from operations and amounts available under our Credit Agreement (defined below) will be sufficient to meet our current anticipated working capital and capital expenditure requirements for at least the next 12 months.

Sources and Uses of Cash

During the thirteen weeks ended November 26, 2011, we generated cash from operating activities of $30.7 million resulting primarily from net income of $25.8 million, net of non-cash amounts charged for depreciation, amortization and accretion of $16.8 million and share-based compensation of $1.7 million.  We also generated cash as a result of increases in accounts payable and accruals of $4.2 million, increases in accrued and deferred taxes of $6.7 million and decreases in inventories of $2.3 million.  These inflows were partially offset by increases in accounts receivable of $16.1 million, increases in rental merchandise in service of $7.5 million and increases in prepaid expenses of $3.1 million.  In the first quarter of fiscal 2012, we used cash to, among other things, invest $14.0 million in capital expenditures and pay down debt in the amount of approximately $8.4 million.

We have accumulated $44.9 million in cash outside the United States that is expected to be invested indefinitely in our foreign subsidiaries.  If these funds were distributed to the U.S. in the form of dividends, the Company would likely be subject to additional U.S. income taxes.

Long-Term Debt and Borrowing Capacity

On May 5, 2011, we entered into a $250.0 million unsecured revolving credit agreement (the “Credit Agreement”) with a syndicate of banks, which matures on May 4, 2016.  Under the Credit Agreement, we are able to borrow funds at variable interest rates based on, at our election, the Eurodollar rate or a base rate, plus in each case a spread based on our consolidated funded debt ratio.  Availability of credit requires compliance with certain financial and other covenants, including a maximum consolidated funded debt ratio and minimum consolidated interest coverage ratio as defined in the Credit Agreement.  We test our compliance with these financial covenants on a fiscal quarterly basis. At November 26, 2011, the interest rates applicable to our borrowings under the Credit Agreement were calculated as LIBOR plus 125 basis points at the time of the respective borrowing.  As of November 26, 2011, we had outstanding borrowings of $7.0 million, letters of credit amounting to $43.2 million and $199.8 million available for borrowing under the Credit Agreement.

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

As of November 26, 2011, we were in compliance with all covenants under the Credit Agreement and the 2006 Note Agreement.

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

There is usually a range of reasonable estimates of the costs associated with each site. Our accruals represent the amount within the range that constitutes our best estimate. When we believe that both the amount of a particular liability and the timing of the payments are reliably determinable, we adjust the cost in current dollars using a rate of 3% for inflation until the time of expected payment and discount the cost to present value using current risk-free interest rates. As of November 26, 2011, the risk-free interest rates we utilized ranged from 2.0% to 2.9%.

For environmental liabilities that have been discounted, we include interest accretion, based on the effective interest method, in selling and administrative expenses on the Consolidated Statements of Income. The changes to the amounts of our environmental liabilities for the thirteen weeks ended November 26, 2011 are as follows (in thousands):

November 26, 2011
Beginning balance as of August 27, 2011	$18,368
Costs incurred for which reserves have been provided	(312)
Insurance proceeds received	50
Interest accretion	158
Changes in discount rates	1,084

Balance as of November 26, 2011	$19,348

Anticipated payments and insurance proceeds relating to currently identified environmental remediation liabilities as of November 26, 2011, for the next five fiscal years and thereafter, as measured in current dollars, are reflected below (in thousands).

Fiscal year ended August	2012	2013	2014	2015	2016	Thereafter	Total
Estimated costs – current dollars	$4,022	$2,366	$1,766	$919	$766	$12,386	$22,225

Estimated insurance proceeds	(109)	(173)	(159)	(173)	(159)	(1,893)	(2,666)

Net anticipated costs	$3,913	$2,193	$1,607	$746	$607	$10,493	$19,559

Effect of inflation							7,143
Effect of discounting							(7,354)

Balance as of November 26, 2011							$19,348

Estimated insurance proceeds are primarily received from an annuity received as part of our legal settlement with an insurance company. Annual proceeds of approximately $0.3 million are deposited into an escrow account which funds remediation and monitoring costs for three sites related to our former operations in Williamstown, Vermont. Annual proceeds received but not expended in the current year accumulate in this account and may be used in future years for costs related to this site through the year 2027. As of November 26, 2011, the balance in this escrow account, which is held in a trust and is not recorded in our Consolidated Balance Sheet, was approximately $3.0 million. Also included in estimated insurance proceeds are amounts we are entitled to receive pursuant to legal settlements as reimbursements from three insurance companies for estimated costs at the site in Uvalde, Texas.

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

Off-Balance Sheet Arrangements

As of November 26, 2011, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Securities and Exchange Commission Regulation S-K.

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

Contractual Obligations and Other Commercial Commitments

As of November 26, 2011, there were no material changes in our contractual obligations that were disclosed in our Annual Report on Form 10-K for the year ended August 27, 2011.

Recent Accounting Pronouncements

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

We have determined that all of our foreign subsidiaries operate primarily in local currencies that represent the functional currencies of such subsidiaries. All assets and liabilities of our foreign subsidiaries are translated into U.S. dollars using the exchange rate prevailing at the balance sheet date. The effect of exchange rate fluctuations on the translation of assets and liabilities is recorded as a component of shareholders’ equity. Revenues and expenses are translated at the average exchange rates in effect during each month of the fiscal year. As such, our financial condition and operating results are affected by fluctuations in the value of the U.S. dollar as compared to currencies in foreign countries.  Revenues denominated in currencies other than the U.S. dollar represented approximately 9% of total consolidated revenues for the thirteen weeks ended November 26, 2011, and total assets denominated in currencies other than the U.S. dollar represented approximately 10% of total consolidated assets at November 26, 2011. If exchange rates had increased or decreased by 10% from the actual rates in effect during the thirteen weeks ended and as of November 26, 2011, our revenues and assets for the thirteen weeks ended and as of November 26, 2011 would have increased or decreased by approximately $2.8 million and $12.1 million, respectively.

We do not operate a hedging program to mitigate the effect of a significant change in the value of our foreign subsidiaries functional currencies, which include the Canadian Dollar, Euro, British Pound, and Mexican Peso, as compared to the U.S. dollar. Any gains or   losses resulting from foreign currency transactions, including exchange rate fluctuations on intercompany accounts, are reported as transaction (gains) losses in our other expense (income). The intercompany payables and receivables are denominated in Canadian Dollars, Euros, British Pounds and Mexican Pesos. During the thirteen weeks ended November 26, 2011, transaction losses included in other expense (income) were approximately $0.6 million. If the exchange rates had changed by 10% during the thirteen weeks ended November 26, 2011, we would have recognized exchange gains or losses of approximately $1.0 million.

Interest Rate Sensitivity

We are exposed to market risk from changes in interest rates which may adversely affect our financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, we manage these exposures through our regular operating and financing activities. We are exposed to interest rate risk primarily through our borrowings under our Credit Agreement with a syndicate of banks and our Floating Rate Notes which were purchased by a group of insurance companies pursuant to the 2006 Note Agreement. Under both agreements, we borrow funds at variable interest rates based on the Eurodollar rate or LIBOR rates. If the LIBOR and Eurodollar rates fluctuated by 10% from the actual rates in effect during the thirteen weeks ended November 26, 2011, our interest expense would have fluctuated by approximately $26 thousand from the interest expense recognized for the thirteen weeks ended November 26, 2011.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of fiscal year 2012 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

To our knowledge, there have been no material changes in the risk factors described in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended August 27, 2011.  In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended August 27, 2011, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

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

***
101 The following materials from UniFirst Corporation’s Quarterly Report on Form 10-Q for the quarter ended November 26, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

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

January 5, 2012		UniFirst Corporation

	By:	/s/ Ronald D. Croatti
Ronald D. Croatti
President and Chief Executive Officer

January 5, 2012

	By:	/s/ Steven S. Sintros
Steven S. Sintros
Vice President and Chief Financial Officer

 EXHIBIT INDEX

*	31.1 Rule 13a-14(a)/15d-14(a) Certification of Ronald D. Croatti

*	31.2 Rule 13a-14(a)/15d-14(a) Certification of Steven S. Sintros

**	32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**	32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

***
101 The following materials from UniFirst Corporation’s Quarterly Report on Form 10-Q for the quarter ended November 26, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

*	Filed herewith

**	Furnished herewith

***
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.