Form 10-Q
period 2012-02-25
UNIFIRST CORP
filed 2012-04-05
CIK 717954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
  WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 25, 2012

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

The number of outstanding shares of UniFirst Corporation Common Stock and Class B Common Stock at March 30, 2012 were 15,051,774 and 4,885,277, respectively.

UniFirst Corporation
Quarterly Report on Form 10-Q
For the Quarter ended February 25, 2012

Table of Contents

Part I – FINANCIAL INFORMATION

Item 1 – Financial Statements

Consolidated Statements of Income for the Thirteen and Twenty-Six Weeks ended February 25, 2012 and February 26, 2011

Consolidated Balance Sheets as of February 25, 2012 and August 27, 2011

Consolidated Statements of Cash Flows for the Twenty-Six Weeks ended February 25, 2012 and February 26, 2011

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

Item 4 – Mine Safety Disclosures

Item 5 – Other Information

Item 6 – Exhibits

Signatures

Exhibit Index

Certifications
Ex-31.1 Section 302 Certification of CEO
Ex-31.2 Section 302 Certification of CFO
Ex-32.1 Section 906 Certification of CEO
Ex-32.2 Section 906 Certification of CFO

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

UniFirst Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
	February 25,	February 26,	February 25,	February 26,
(In thousands, except per share data)	2012	2011	2012	2011

Revenues	$309,959	$278,595	$622,984	$551,685

Operating expenses:
Cost of revenues (1)	201,437	176,233	396,576	339,468
Selling and administrative expenses (1)	61,197	58,614	120,321	113,797
Depreciation and amortization	16,489	16,075	32,897	31,577
Total operating expenses	279,123	250,922	549,794	484,842

Income from operations	30,836	27,673	73,190	66,843

Other (income) expense:
Interest expense	555	2,202	1,128	4,405
Interest income	(749)	(654)	(1,380)	(1,236)
Exchange rate (gain) loss	(56)	(219)	571	(391)
Total other (income) expense	(250)	1,329	319	2,778

Income before income taxes	31,086	26,344	72,871	64,065
Provision for income taxes	11,890	10,067	27,873	24,024

Net income	$19,196	$16,277	$44,998	$40,041

Income per share – Basic:
Common Stock	$1.01	$0.86	$2.38	$2.12
Class B Common Stock	$0.81	$0.69	$1.90	$1.70

Income per share – Diluted:
Common Stock	$0.96	$0.82	$2.26	$2.02

Income allocated to – Basic:
Common Stock	$15,081	$12,750	$35,341	$31,356
Class B Common Stock	$3,765	$3,218	$8,832	$7,921

Income allocated to – Diluted:
Common Stock	$18,863	$15,983	$44,213	$39,314

Weighted average number of shares outstanding – Basic:
Common Stock	14,873	14,778	14,856	14,766
Class B Common Stock	4,640	4,661	4,640	4,662

Weighted average number of shares outstanding – Diluted:
Common Stock	19,605	19,528	19,575	19,503

Dividends per share:
Common Stock	$0.0375	$0.0375	$0.0750	$0.0750
Class B Common Stock	$0.0300	$0.0300	$0.0600	$0.0600

(1) Exclusive of depreciation on the Company’s property, plant and equipment and amortization of its intangible assets.

The accompanying notes are an integral part of these
Consolidated Financial Statements.

UniFirst Corporation and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

(In thousands, except share data)	February 25, 2012	August 27, 2011(a)
Assets
Current Assets:
Cash and cash equivalents	$59,346	$48,812
Receivables, less reserves of $6,658 and $4,201, respectively	139,563	128,377
Inventories	77,539	76,460
Rental merchandise in service	136,523	126,536
Prepaid and deferred income taxes	7,298	11,358
Prepaid expenses	6,812	3,647

Total current assets	427,081	395,190

Property, plant and equipment:
Land, buildings and leasehold improvements	349,672	346,738
Machinery and equipment	408,275	393,530
Motor vehicles	136,075	129,762

Total property, plant and equipment	894,022	870,030
Less -- accumulated depreciation	493,313	474,963

Total property, plant and equipment, net	400,709	395,067

Goodwill	288,119	288,249
Customer contracts, net	53,079	57,890
Other intangible assets, net	2,439	3,015
Other assets	2,246	2,109
Total assets	$1,173,673	$1,141,520

Liabilities and shareholders' equity
Current liabilities:
Current maturities of long-term debt	$4,565	$20,133
Accounts payable	54,198	56,064
Accrued liabilities	76,741	76,630

Total current liabilities	135,504	152,827

Long-term liabilities:
Long-term debt, net of current maturities	100,164	100,163
Accrued liabilities	42,011	39,698
Accrued and deferred income taxes	51,169	50,890

Total long-term liabilities	193,344	190,751

Commitments and contingencies (Note 9)
Shareholders' equity:
Preferred stock, $1.00 par value; 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $0.10 par value; 30,000,000 shares authorized; 15,050,524 and 14,987,371 issued and outstanding, respectively	1,505	1,499
Class B Common Stock, $0.10 par value; 20,000,000 shares authorized; 4,885,277 and 4,887,777 issued and outstanding, respectively	488	488
Capital surplus	39,197	33,588
Retained earnings	796,108	752,530
Accumulated other comprehensive income	7,527	9,837

Total shareholders' equity	844,825	797,942

Total liabilities and shareholders’ equity	$1,173,673	$1,141,520

(a) Derived from audited financial statements

The accompanying notes are an integral part of these
Consolidated Financial Statements.

UniFirst Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

Twenty-six weeks ended (In thousands)	February 25, 2012	February 26, 2011
Cash flows from operating activities:
Net income	$44,998	$40,041
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	27,550	26,574
Amortization of intangible assets	5,347	5,003
Amortization of deferred financing costs	119	133
Share-based compensation	3,701	3,492
Accretion on environmental contingencies	316	341
Accretion on asset retirement obligations	316	295
Deferred income taxes	362	5,620
Changes in assets and liabilities, net of acquisitions:
Receivables	(11,698)	(17,538)
Inventories	(1,348)	(10,602)
Rental merchandise in service	(10,246)	(10,165)
Prepaid expenses	(3,169)	(1,292)
Accounts payable	(1,699)	(2,138)
Accrued liabilities	1,891	3,798
Prepaid and accrued income taxes	4,006	(10,941)
Net cash provided by operating activities	60,446	32,621

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	—	(16,326)
Capital expenditures	(34,275)	(31,191)
Other	(464)	35
Net cash used in investing activities	(34,739)	(47,482)

Cash flows from financing activities:
Proceeds from long-term debt	38,910	—
Payments on long-term debt	(54,325)	(1,102)
Proceeds from exercise of Common Stock options	1,914	1,009
Payment of cash dividends	(1,418)	(1,414)
Net cash used in financing activities	(14,919)	(1,507)

Effect of exchange rate changes	(254)	2,597

Net increase (decrease) in cash and cash equivalents	10,534	(13,771)
Cash and cash equivalents at beginning of period	48,812	121,258

Cash and cash equivalents at end of period	$59,346	$107,487

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

In June 2011, the FASB issued updated accounting guidance that improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income by eliminating the option to present components of other comprehensive income as part of the statement of changes in shareholders’ equity.  The amendments to the existing standard require that all nonowner changes in shareholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The amendments to the existing standard do not change the current option for presenting components of other comprehensive income (“OCI”) gross or net of the effect of income taxes, provided that such tax effects are presented in the statement in which OCI is presented or disclosed in the notes to the financial statements.  Additionally, the standard does not affect the calculation or reporting of earnings per share.  This guidance is effective for annual reporting periods, and any interim periods within those annual periods, that begin after December 15, 2011 and is to be applied retrospectively, with early adoption permitted. The Company does not expect the adoption of this guidance to have a material impact on its Consolidated Financial Statements.

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

In September 2011, the FASB issued updated guidance applicable to nongovernmental employers that participate in multiemployer pension and other postretirement benefit plans. The revised accounting rules will require enhanced disclosures relating to an employer’s participation in a multiemployer pension plan, but more limited disclosures for multiemployer plans that provide postretirement benefits other than pensions. This guidance is effective for fiscal years ending after December 15, 2011, with early adoption permitted.  The Company does not expect the adoption of this guidance to have a material impact on its Consolidated Financial Statements.

In December 2011, the FASB issued updated guidance that requires companies with financial instruments and derivative instruments that are offset on the balance sheet or subject to a master netting arrangement to provide additional disclosures regarding the instrument’s impact on a company’s financial position.  This guidance is effective for interim and annual fiscal periods beginning on or after January 1, 2013.  The Company does not expect the adoption of this guidance to have a material impact on its Consolidated Financial Statements.

3. Acquisitions

During the twenty-six weeks ended February 25, 2012, the Company acquired no businesses. Whenever the Company acquires a business, consistent with current accounting guidance, the results of operations of the acquisition are included in the Company’s consolidated financial results from the date of the acquisition.

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

All financial assets or liabilities that are measured at fair value on a recurring basis (at least annually) have been segregated into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date.  The assets or liabilities measured at fair value on a recurring basis are summarized in the table below (in thousands):

	As of February 25, 2012
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents	$40,563	$—	$—	$40,563
Total	$40,563	$—	$—	$40,563

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

As of February 25, 2012 and August 27, 2011, there were no fair value amounts recorded by the Company related to this agreement as it matured on March 14, 2011.  As of February 25, 2012, we had no outstanding derivative instruments.

The Company recorded any realized gains or losses from its interest rate swap as an adjustment to interest expense in its Consolidated Statements of Income.  For the thirteen weeks ended February 26, 2011, the Company reclassified a loss from accumulated other comprehensive income into interest expense totaling $0.8 million.  For the twenty-six weeks ended February 26, 2011, the Company reclassified a loss from accumulated other comprehensive income into interest expense totaling $1.6 million.

6. Employee Benefit Plans

Defined Contribution Retirement Savings Plan

The Company has a defined contribution retirement savings plan with a 401(k) feature for all eligible employees not under collective bargaining agreements. The Company matches a portion of the employee’s contribution and can make an additional contribution at its discretion. Contributions charged to expense under the plan for the thirteen weeks ended February 25, 2012 and February 26, 2011 were $2.9 million and $2.6 million, respectively. Contributions charged to expense under the plan for the twenty-six weeks ended February 25, 2012 and February 26, 2011 were $5.8 million and $5.2 million, respectively.

Pension Plans and Supplemental Executive Retirement Plans

The Company maintains an unfunded Supplemental Executive Retirement Plan for certain eligible employees of the Company, a non-contributory defined benefit pension plan covering union employees at one of its locations, and a frozen pension plan the Company assumed in connection with its acquisition of Textilease Corporation in fiscal 2004. The amount charged to expense related to these plans for both the thirteen weeks ended February 25, 2012 and February 26, 2011 was $0.5 million. The amounts charged to expense related to these plans for the twenty-six weeks ended February 25, 2012 and February 26, 2011 were $1.1 million and $1.0 million, respectively.

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

	Thirteen weeks ended		Twenty-six weeks ended
	February 25,	February 26,	February 25,	February 26,
	2012	2011	2012	2011

Net income	$19,196	$16,277	$44,998	$40,041

Allocation of net income for Basic:
Common Stock	$15,081	$12,750	$35,341	$31,356
Class B Common Stock	3,765	3,218	8,832	7,921
Unvested participating shares	350	309	825	764
	$19,196	$16,277	$44,998	$40,041

Weighted average number of shares for Basic:
Common Stock	14,873	14,778	14,856	14,766
Class B Common Stock	4,640	4,661	4,640	4,662
Unvested participating shares	394	408	396	410
	19,907	19,847	19,892	19,838

Earnings per share for Basic:
Common Stock	$1.01	$0.86	$2.38	$2.12
Class B Common Stock	$0.81	$0.69	$1.90	$1.70

For diluted EPS, the Company is required to calculate diluted EPS for Common Stock using the more dilutive of the following two methods:

•	The treasury stock method; or

•	The two-class method assuming a participating security is not exercised or converted.

For the thirteen and twenty-six weeks ended February 25, 2012, the Company’s diluted EPS assumes the conversion of all vested Class B Common Stock into Common Stock and uses the two-class method for its unvested participating shares as follows (in thousands, except per share data):

	Thirteen weeks			Twenty-six weeks
	ended February 25, 2012			ended February 25, 2012
	Earnings			Earnings
	to Common	Common		to Common	Common
	shareholders	Shares	EPS	shareholders	Shares	EPS

As reported - Basic	$15,081	14,873	$1.01	$35,341	14,856	$2.38

Add: effect of dilutive potential common shares
Share-based awards	—	92		—	79
Class B Common Stock	3,765	4,640		8,832	4,640

Add: Undistributed earnings allocated to
unvested participating shares	337	—		799	—

Less: Undistributed earnings reallocated to
unvested participating shares	(320)	—		(759)	—

Diluted EPS – Common Stock	$18,863	19,605	$0.96	$44,213	19,575	$2.26

Share-based awards that would result in the issuance of 17,454 and 16,369 shares of Common Stock were excluded from the calculation of diluted earnings per share for the thirteen and twenty-six weeks ended February 25, 2012, respectively, because they were anti-dilutive.

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

A reconciliation of the Company’s asset retirement liability is as follows (in thousands):

February 25, 2012
Beginning balance as of August 27, 2011	$9,488
Accretion expense	316
Ending balance as of February 25, 2012	$9,804

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

There is usually a range of reasonable estimates of the costs associated with each site. The Company’s accruals reflect the amount within the range that constitutes its best estimate. Where it believes that both the amount of a particular liability and the timing of the payments are reliably determinable, the Company adjusts the cost in current dollars using a rate of 3% for inflation until the time of expected payment and discounts the cost to present value using current risk-free interest rates.  As of February 25, 2012, the risk-free interest rates utilized by the Company ranged from 2.0% to 3.1%.

For environmental liabilities that have been discounted, the Company includes interest accretion, based on the effective interest method, in selling and administrative expenses on the Consolidated Statements of Income.  The changes to the Company’s environmental liabilities for the twenty-six weeks ended February 25, 2012 are as follows (in thousands):

February 25, 2012
Beginning balance as of August 27, 2011	$18,368
Costs incurred for which reserves have been provided	(694)
Insurance proceeds received	137
Interest accretion	316
Change in discount rates	760

Balance as of February 25, 2012	$18,887

Anticipated payments and insurance proceeds of currently identified environmental remediation liabilities as of February 25, 2012, for the next five fiscal years and thereafter, as measured in current dollars, are reflected below.

(In thousands)	2012	2013	2014	2015	2016	Thereafter	Total
Estimated costs – current dollars	$3,641	$2,366	$1,766	$919	$766	$12,386	$21,844

Estimated insurance proceeds	(22)	(173)	(159)	(173)	(159)	(1,893)	(2,579)

Net anticipated costs	$3,619	$2,193	$1,607	$746	$607	$10,493	$19,265

Effect of inflation							7,301
Effect of discounting							(7,679)

Balance as of February 25, 2012							$18,887

Estimated insurance proceeds are primarily received from an annuity received as part of a legal settlement with an insurance company. Annual proceeds of approximately $0.3 million are deposited into an escrow account which funds remediation and monitoring costs for three sites related to former operations in Williamstown, Vermont. Annual proceeds received but not expended in the current year accumulate in this account and may be used in future years for costs related to this site through the year 2027. As of February 25, 2012, the balance in this escrow account, which is held in a trust and is not recorded in the Company’s Consolidated Balance Sheet, was approximately $3.0 million. Also included in estimated insurance proceeds are amounts the Company is entitled to receive pursuant to legal settlements as reimbursements from three insurance companies for estimated costs at the site in Uvalde, Texas.

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

10. Income Taxes

The Company’s effective income tax rate was 38.3% for both the thirteen and twenty-six weeks ended February 25, 2012 as compared to 38.2% and 37.5% for the thirteen and twenty-six weeks ended February 26, 2011, respectively.  The increase in the effective income tax rate for the twenty-six weeks ended February 25, 2012 was due to the fact that the 2011 rate benefited from the reversal of tax contingency reserves related to the resolution of certain state tax audits.  The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense which is consistent with the recognition of these items in prior reporting periods.  During the twenty-six weeks ended February 25, 2012, there were no material changes in the amount of unrecognized tax benefits or the amount accrued for interest and penalties.

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

11. Long-Term Debt

On May 5, 2011, the Company entered into a $250.0 million unsecured revolving credit agreement (the “Credit Agreement”) with a syndicate of banks, which matures on May 4, 2016.  Under the Credit Agreement, the Company is able to borrow funds at variable interest rates based on, at the Company’s election, the Eurodollar rate or a base rate, plus in each case a spread based on the Company’s consolidated funded debt ratio.  Availability of credit requires compliance with certain financial and other covenants, including a maximum consolidated funded debt ratio and minimum consolidated interest coverage ratio as defined in the Credit Agreement.  The Company tests its compliance with these financial covenants on a fiscal quarterly basis. At February 25, 2012, the interest rates applicable to the Company’s borrowings under the Credit Agreement would be calculated as LIBOR plus 100 basis points at the time of the respective borrowing.  As of February 25, 2012, the Company had no outstanding borrowings, letters of credit amounting to $43.2 million and $206.8 million available for borrowing under the Credit Agreement.

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

As of February 25, 2012, the Company was in compliance with all covenants under the Credit Agreement and the 2006 Note Agreement.

12. Other Comprehensive Income

The components of other comprehensive income are as follows (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	February 25,	February 26,	February 25,	February 26,
	2012	2011	2012	2011

Net income	$19,196	$16,277	$44,998	$40,041
Other comprehensive income, net of tax:
Foreign currency translation adjustments	5,088	3,907	(2,310)	6,798
Interest rate swap	—	461	—	917

Comprehensive income	$24,284	$20,645	$42,688	$47,756

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

The Company refers to the US and Canadian Rental and Cleaning, MFG, and Corporate reporting segments combined as its “core laundry operations,” which is included as a subtotal in the following tables (in thousands):

	US and
	Canadian				Subtotal
	Rental and		Net Interco		Core Laundry	Specialty
Thirteen weeks ended	Cleaning	MFG	MFG Elim	Corporate	Operations	Garments	First Aid	Total

February 25, 2012
Revenues	$273,742	$34,992	$(34,992)	$3,505	$277,247	$23,501	$9,211	$309,959

Income (loss) from operations	$35,038	$11,018	$(67)	$(18,540)	$27,449	$2,576	$811	$30,836

Interest (income) expense, net	$(528)	$—	$—	$334	$(194)	$—	$—	$(194)

Income (loss) before taxes	$35,546	$10,915	$(67)	$(18,901)	$27,493	$2,782	$811	$31,086

February 26, 2011
Revenues	$244,306	$34,880	$(34,880)	$2,562	$246,868	$23,516	$8,211	$278,595

Income (loss) from operations	$32,802	$11,567	$(1,739)	$(19,552)	$23,078	$3,728	$867	$27,673

Interest (income) expense, net	$(604)	$—	$—	$2,152	$1,548	$—	$—	$1,548

Income (loss) before taxes	$33,396	$11,516	$(1,739)	$(21,705)	$21,468	$4,009	$867	$26,344

	US and
	Canadian				Subtotal
	Rental and		Net Interco		Core Laundry	Specialty
Twenty-six weeks ended	Cleaning	MFG	MFG Elim	Corporate	Operations	Garments	First Aid	Total

February 25, 2012
Revenues	$542,952	$76,378	$(76,378)	$6,568	$549,520	$53,769	$19,695	$622,984

Income (loss) from operations	$78,769	$22,500	$(99)	$(38,739)	$62,431	$9,142	$1,617	$73,190

Interest (income) expense, net	$(1,107)	$—	$—	$855	$(252)	$—	$—	$(252)

Income (loss) before taxes	$79,865	$22,518	$(99)	$(39,603)	$62,681	$8,573	$1,617	$72,871

February 26, 2011
Revenues	$480,498	$72,585	$(72,585)	$5,061	$485,559	$49,327	$16,799	$551,685

Income (loss) from operations	$74,986	$25,448	$(6,798)	$(36,144)	$57,492	$7,757	$1,594	$66,843

Interest (income) expense, net	$(1,113)	$—	$—	$4,282	$3,169	$—	$—	$3,169

Income (loss) before taxes	$76,083	$25,345	$(6,798)	$(40,422)	$54,208	$8,263	$1,594	$64,065

14. Subsequent Events

On March 27, 2012, the Company entered into a settlement related to environmental litigation.  As a result of the settlement, the Company expects to recognize a pre-tax gain in its fiscal third quarter of approximately $6.7 million.   Such gain consists of contingent amounts previously received but not recognized into income as well as amounts that the Company expects to receive in the third quarter.

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

Critical Accounting Policies and Estimates

The discussion of our financial condition and results of operations is based upon the Consolidated Financial Statements, which have been prepared in conformity with United States generally accepted accounting principles (“US GAAP”). As such, management is required to make certain estimates, judgments and assumptions that are believed to be reasonable based on the information available. These estimates and assumptions affect the reported amount of assets and liabilities, revenues and expenses, and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results may differ from these estimates under different assumptions or conditions.

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

Results of Operations

The following table presents certain selected financial data, including the percentage of revenues represented by each item, for the thirteen and twenty-six weeks ended February 25, 2012 and the thirteen and twenty-six weeks ended February 26, 2011.  Cost of revenues presented in the table below include merchandise costs related to the amortization of rental merchandise in service and direct sales as well as labor and other production, service and delivery costs associated with operating our industrial laundries, Specialty Garments facilities, First Aid locations and our distribution center. Selling and administrative costs include costs related to our sales and marketing functions as well as general and administrative costs associated with our corporate offices and operating locations including information systems, engineering, materials management, manufacturing planning, finance, budgeting, and human resources.

	Thirteen weeks ended					Twenty-six weeks ended
(In thousands, except percentages)	February 25, 2012	% of Rev.	February 26, 2011	% of Rev.	% Change	February 25, 2012	% of Rev.	February 26, 2011	% of Rev.	% Change

Revenues	$309,959	100.0%	$278,595	100.0%	11.3%	$622,984	100.0%	$551,685	100.0%	12.9%

Operating expenses:
Cost of revenues (1)	201,437	65.0	176,233	63.3	14.3	396,576	63.7	339,468	61.5	16.8
Selling and administrative expenses (1)	61,197	19.7	58,614	21.0	4.4	120,321	19.3	113,797	20.6	5.7
Depreciation and amortization	16,489	5.3	16,075	5.8	2.6	32,897	5.3	31,577	5.7	4.2
Total operating expenses	279,123	90.1	250,922	90.1	11.2	549,794	88.3	484,842	87.9	13.4

Income from operations	30,836	9.9	27,673	9.9	11.4	73,190	11.7	66,843	12.1	9.5

Other (income) expense	(250)	-0.1	1,329	0.5	-118.8	319	0.1	2,778	0.5	-88.5

Income before income taxes	31,086	10.0	26,344	9.5	18.0	72,871	11.7	64,065	11.6	13.7
Provision for income taxes	11,890	3.8	10,067	3.6	18.1	27,873	4.5	24,024	4.4	16.0

Net income	$19,196	6.2%	$16,277	5.8%	17.9%	$44,998	7.2%	$40,041	7.3%	12.4%

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

Cost of revenues includes merchandise costs related to the amortization of rental merchandise in service and direct sales as well as labor and other production, service and delivery costs, and distribution costs associated with operating our core laundry operations, Specialty Garments facilities, and First Aid locations. Selling and administrative costs include costs related to our sales and marketing functions as well as general and administrative costs associated with our corporate offices and operating locations including information systems, engineering, materials management, manufacturing planning, finance, budgeting, and human resources.

As part of our recent revenue growth, we have been experiencing increased merchandise costs.  This increase has been primarily due to our increased investment in merchandise to the levels needed to support our growing wearer base.  During fiscal 2009 and early fiscal 2010, our results of operations benefited from our utilization of used garments that our customers returned to us as a result of reductions in their workforces. Since fiscal 2010, we have put significantly more new garments into service to meet the day-to-day needs of our existing wearer base.  In addition, increased new account sales, including some larger national accounts, have also required us to make a large initial investment in merchandise. The increased merchandise cost is also the result of strong growth in our flame resistant and high visibility product lines.  This growth is the result of increased oil and natural gas exploration as well as tighter regulations that have caused uniform wearers in a number of industries to convert to these more protective garments.  In addition to a higher number of new garments being placed in service to support our customer base, we have also been impacted by higher fabric prices in our overall merchandise costs. We expect the increase in merchandise costs to continue throughout fiscal 2012, which will have a negative effect on our margins throughout this period.

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

The current worldwide economic weakness and uncertainty as well as high unemployment rates in the U.S. and Canada may negatively impact our revenues and operating performance in fiscal 2012 and beyond due to the impact on spending plans and employment levels of our customers and sales prospects.

On March 27, 2012, we entered into a settlement related to environmental litigation.  As a result of the settlement, we expect to recognize a pre-tax gain in our fiscal third quarter of approximately $6.7 million.   Such gain consists of contingent amounts previously received but not recognized into income as well as amounts that we expect to receive in the third quarter.  We anticipate this gain will positively impact our third quarter earnings by approximately $0.21 per diluted common share.

Thirteen weeks ended February 25, 2012 compared with thirteen weeks ended February 26, 2011

Revenues

	February 25,	February 26,	Dollar	Percent
(In thousands, except percentages)	2012	2011	Change	Change

Core Laundry Operations	$277,247	$246,868	$30,379	12.3%
Specialty Garments	23,501	23,516	(15)	-0.1
First Aid	9,211	8,211	1,000	12.2
Consolidated total	$309,959	$278,595	$31,364	11.3%

For the thirteen weeks ended February 25, 2012, our consolidated revenues increased by $31.4 million from the comparable period in fiscal 2011, or 11.3%.  This increase was primarily driven by a $30.4 million increase in revenues in our core laundry operations.  Core laundry revenues increased to $277.2 million for the thirteen weeks ended February 25, 2012 from $246.9 million for the comparable period of 2011, or 12.3%. This increase was primarily attributable to positive organic growth of 11.2%.  Organic growth is comprised of new sales, additions to our existing customer base and price increases, offset by lost accounts and reductions to our existing customer base. Our positive organic growth rate in our core laundry operations was accompanied by positive acquisition related growth of 1.2% offset by the effect of unfavorable fluctuations in the Canadian foreign exchange rate, which accounted for a 0.1% decrease in revenue for the thirteen weeks ended February 25, 2012 compared to the same period in fiscal 2011.

Specialty Garments’ revenues were $23.5 million for both the second quarter of fiscal 2012 and fiscal 2011. First Aid revenues increased by $1.0 million, or 12.2%, for the thirteen weeks ended February 25, 2012 as compared to the same period in fiscal 2011 as a result of better performance from the segment’s wholesale distribution and pill packaging operations.

Cost of Revenues

Cost of revenues increased as a percentage of revenues from 63.3%, or $176.2 million, for the thirteen weeks ended February 26, 2011, to 65.0%, or $201.4 million, for the thirteen weeks ended February 25, 2012. This increase was primarily the result of an increase in overall merchandise costs as a percentage of revenues in our core laundry operations. These higher costs were partially offset by lower payroll, energy and other production costs as a percentage of revenues in our core laundry operations, primarily due to the strong revenue growth this segment experienced in the thirteen weeks ended February 25, 2012.

Selling and Administrative Expense

Our selling and administrative expense decreased as a percentage of revenues to 19.7%, or $61.2 million, for the thirteen weeks ended February 25, 2012, from 21.0%, or $58.6 million, for the thirteen weeks ended February 26, 2011.  This decrease was primarily due to lower payroll, payroll-related and other general and administrative costs as a percentage of revenues primarily due to the strong revenue growth we experienced in the thirteen weeks ended February 25, 2012.

Depreciation and Amortization

Our depreciation and amortization expense was $16.5 million, or 5.3% of revenues, for the thirteen weeks ended February 25, 2012 compared to $16.1 million, or 5.8% of revenues, for the thirteen weeks ended February 26, 2011. Depreciation and amortization expense increased due to capital expenditure and acquisition activity in earlier periods but decreased as a percentage of revenues due to the strong revenue growth we experienced in the thirteen weekd ended February 25, 2012.

Income from Operations

For the thirteen weeks ended February 25, 2012 and February 26, 2011, changes in our revenues and costs as discussed above resulted in the following changes in our income from operations:

	February 25,	February 26,	Dollar	Percent
(In thousands, except percentages)	2012	2011	Change	Change

Core Laundry Operations	$27,449	$23,078	$4,371	18.9%
Specialty Garments	2,576	3,728	(1,152)	-30.9
First Aid	811	867	(56)	-6.4
Consolidated total	$30,836	$27,673	$3,163	11.4%

Other (Income) expense

Other (income) expense, which includes interest expense, interest income and foreign currency exchange (gain) loss, reflected income of $0.3 million for the thirteen weeks ended February 25, 2012, as compared to expense of $1.3 million for the thirteen weeks ended February 26, 2011.  The decrease was due to net interest expense in the thirteen weeks ended February 26, 2011 of $1.5 million compared to net interest income of $0.2 million in the thirteen weeks ended February 25, 2012. This decrease was primarily due to our repayment of $75.0 million in fixed-rate notes in June 2011 as well as the effect of an interest rate swap that matured in March 2011.

Provision for Income Taxes

Our effective income tax rate was 38.3% for the thirteen weeks ended February 25, 2012, which was relatively consistent with the comparable period in 2011 when our effective tax rate was 38.2%.

Twenty-six weeks ended February 25, 2012 compared with twenty-six weeks ended February 26, 2011

Revenues

	February 25,	February 26,	Dollar	Percent
(In thousands, except percentages)	2012	2011	Change	Change

Core Laundry Operations	$549,520	$485,559	$63,961	13.2%
Specialty Garments	53,769	49,327	4,442	9.0
First Aid	19,695	16,799	2,896	17.2
Consolidated total	$622,984	$551,685	$71,299	12.9%

For the twenty-six weeks ended February 25, 2012, our consolidated revenues increased by $71.3 million from the comparable period in fiscal 2011, or 12.9%.  The consolidated increase was primarily driven by a $64.0 million increase in our core laundry segments. Core laundry operations’ revenues increased to $549.5 million for the twenty-six weeks ended February 25, 2012 from $485.6 million for the comparable period of fiscal 2011, an increase of 13.2%. The increase in our core laundry operations was primarily driven by organic growth of 11.6%, which is comprised of new sales, additions to our existing customer base and price increases offset by lost accounts and reductions to our existing customer base.  In addition, we benefited from acquisition-related growth which accounted for an increase in revenue of 1.6% for the twenty-six weeks ended February 25, 2012.

Specialty Garments’ revenues increased to $53.8 million in the twenty-six weeks ended February 25, 2012 from $49.3 million in the comparable period of 2011, an increase of 9.0%.  The increase in this segment’s revenues was primarily related to the timing and length of our customers’ power reactor outages in the U.S. and Canadian markets, increased project-based revenues, as well as a strong performance from the segment’s European and clean room operations. First Aid revenues increased by $2.9 million, or 17.2%, in the twenty-six weeks ended February 25, 2012 as compared with the same period in fiscal 2011 as a result of better performance from the segment’s wholesale distribution and pill packaging operations.

Cost of Revenues

Cost of revenues increased from $339.5 million, or 61.5% of revenues, for the twenty-six weeks ended February 26, 2011 to $396.6 million, or 63.7% of revenues, for the twenty-six weeks ended February 25, 2012.  This increase was primarily the result of an increase in overall merchandise costs as a percentage of revenues in our core laundry operations as well as higher fuel costs as a percentage of revenues associated with operating our fleet of delivery trucks.  These increases were partially offset by lower payroll, payroll-related and other production costs as a percentage of revenues, primarily due to the strong revenue growth the core laundry operations segment experienced in the twenty-six weeks ended February 25, 2012.

Selling and Administrative Expense

Our selling and administrative expenses decreased to 19.3% of revenues, or $120.3 million, for the twenty-six weeks ended February 25, 2012 from 20.6% of revenues, or $113.8 million, for the twenty-six weeks ended February 26, 2011. This decrease was due to lower payroll and payroll-related costs as a percentage of revenues, primarily due to the strong revenue growth we experienced in the twenty-six weeks ended February 25, 2012.   In the twenty-six weeks ended February 25, 2012, we recorded a charge of $0.8 million related to the effect of discount rate fluctuations on the value of our environmental liabilities, which was offset by environmental insurance recoveries totaling $1.4 million.  In the twenty-six weeks ended February 26, 2011, we recorded a benefit of $1.3 million related to the effect of discount rate fluctuations on the value of our environmental liabilities.

Depreciation and Amortization

Our depreciation and amortization expense was $32.9 million, or 5.3% of revenues, for the twenty-six weeks ended February 25, 2012 compared to $31.6 million, or 5.7% of revenues, for the twenty-six weeks ended February 26, 2011. Depreciation and amortization expense increased due to capital expenditure and acquisition activity in earlier periods but decreased as a percentage of revenues due to strong revenue growth we experienced in the twenty-six weeks ended February 25, 2012.

Income from Operations

For the twenty-six weeks ended February 25, 2012 and February 26, 2011, the revenue growth in our operations, as well as the change in our costs as discussed above, resulted in the following changes in our income from operations:

	February 25,	February 26,	Dollar	Percent
(In thousands, except percentages)	2012	2011	Change	Change

Core Laundry Operations	$62,431	$57,492	$4,939	8.6%
Specialty Garments	9,142	7,757	1,385	17.9
First Aid	1,617	1,594	23	1.5
Consolidated total	$73,190	$66,843	$6,347	9.5%

Other (Income) expense

Other (income) expense, which includes interest expense, interest income and foreign currency exchange (gain) loss, was $0.3 million for the twenty-six weeks ended February 25, 2012 as compared with $2.8 million for the twenty-six weeks ended February 26, 2011. The decrease was primarily due to net interest expense in the twenty-six weeks ended February 26, 2011 of $3.2 million compared to net interest income of $0.3 million in the twenty-six weeks ended February 25, 2012. This decrease was primarily due to our repayment of $75.0 million in fixed-rate notes in June 2011 as well as the effect of an interest rate swap that matured in March 2011. The benefit related to lower net interest expense was partially offset by foreign exchange losses of $0.6 million in the first six months of fiscal 2012 compared to foreign exchange gains of $0.4 million in the comparable period of fiscal 2011.

Provision for Income Taxes

Our effective income tax rate was 38.3% for the twenty-six weeks ended February 25, 2012, as compared to 37.5% for the twenty-six weeks ended February 26, 2011.  Our tax rate in the twenty-six weeks ended February 25, 2012 was higher than the comparable period of 2011 primarily due to the fact that the 2011 rate benefited from the reversal of tax contingency reserves related to the resolution of certain state tax audits.

Liquidity and Capital Resources

General

As of February 25, 2012, we had cash and cash equivalents of $59.3 million and working capital of $291.6 million. We believe that current cash and cash equivalent balances and cash generated from operations and amounts available under our Credit Agreement (defined below) will be sufficient to meet our currently anticipated working capital and capital expenditure requirements for at least the next 12 months.

Sources and Uses of Cash

During the twenty-six weeks ended February 25, 2012, we generated cash from operating activities of $60.4 million resulting primarily from net income of $45.0 million, net of non-cash amounts charged for depreciation, amortization and accretion of $33.6 million and share-based compensation of $3.7 million.  We also generated cash as a result of decreases in prepaid taxes of $4.4 million and increases in accruals of $1.9 million. These inflows were partially offset by increases in accounts receivable of $11.7 million, increases in rental merchandise in service of $10.2 million, increases in prepaid expenses of $3.2 million, decreases in accounts payable of $1.7 million and increases in inventories of $1.3 million. We used cash to, among other things, invest $34.3 million in capital expenditures and pay down debt in the amount of approximately $15.4 million.

We have accumulated $49.0 million in cash outside the United States that is expected to be invested indefinitely outside the United States.  If these funds were distributed to the U.S. in the form of dividends, the Company would be subject to additional U.S. income taxes.

Long-Term Debt and Borrowing Capacity

On May 5, 2011, we entered into a $250.0 million unsecured revolving credit agreement (the “Credit Agreement”) with a syndicate of banks, which matures on May 4, 2016.  Under the Credit Agreement, we are able to borrow funds at variable interest rates based on, at our election, the Eurodollar rate or a base rate, plus in each case a spread based on our consolidated funded debt ratio.  Availability of credit requires compliance with certain financial and other covenants, including a maximum consolidated funded debt ratio and minimum consolidated interest coverage ratio as defined in the Credit Agreement.  We test our compliance with these financial covenants on a fiscal quarterly basis. At February 25, 2012, the interest rates applicable to our borrowings under the Credit Agreement would be calculated as LIBOR plus 100 basis points at the time of the respective borrowing.  As of February 25, 2012, we had no outstanding borrowings, letters of credit amounting to $43.2 million and $206.8 million available for borrowing under the Credit Agreement.

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

As of February 25, 2012, we were in compliance with all covenants under the Credit Agreement and the 2006 Note Agreement.

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

There is usually a range of reasonable estimates of the costs associated with each site. Our accruals represent the amount within the range that constitutes our best estimate. When we believe that both the amount of a particular liability and the timing of the payments are reliably determinable, we adjust the cost in current dollars using a rate of 3% for inflation until the time of expected payment and discount the cost to present value using current risk-free interest rates. As of February 25, 2012, the risk-free interest rates we utilized ranged from 2.0% to 3.1%.

For environmental liabilities that have been discounted, we include interest accretion, based on the effective interest method, in selling and administrative expenses on the Consolidated Statements of Income. The changes to the amounts of our environmental liabilities for the thirteen weeks ended February 25, 2012 are as follows (in thousands):

February 25, 2012
Beginning balance as of August 27, 2011	$18,368
Costs incurred for which reserves have been provided	(694)
Insurance proceeds received	137
Interest accretion	316
Change in discount rates	760

Balance as of February 25, 2012	$18,887

Anticipated payments and insurance proceeds relating to currently identified environmental remediation liabilities as of February 25, 2012, for the next five fiscal years and thereafter, as measured in current dollars, are reflected below (in thousands).

Fiscal year ended August	2012	2013	2014	2015	2016	Thereafter	Total
Estimated costs – current dollars	$3,641	$2,366	$1,766	$919	$766	$12,386	$21,844

Estimated insurance proceeds	(22)	(173)	(159)	(173)	(159)	(1,893)	(2,579)

Net anticipated costs	$3,619	$2,193	$1,607	$746	$607	$10,493	$19,265

Effect of inflation							7,301
Effect of discounting							(7,679)

Balance as of February 25, 2012							$18,887

Estimated insurance proceeds are primarily received from an annuity received as part of our legal settlement with an insurance company. Annual proceeds of approximately $0.3 million are deposited into an escrow account which funds remediation and monitoring costs for three sites related to our former operations in Williamstown, Vermont. Annual proceeds received but not expended in the current year accumulate in this account and may be used in future years for costs related to this site through the year 2027. As of February 25, 2012, the balance in this escrow account, which is held in a trust and is not recorded in our Consolidated Balance Sheet, was approximately $3.0 million. Also included in estimated insurance proceeds are amounts we are entitled to receive pursuant to legal settlements as reimbursements from three insurance companies for estimated costs at the site in Uvalde, Texas.

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

Off-Balance Sheet Arrangements

As of February 25, 2012, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Securities and Exchange Commission Regulation S-K.

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

Contractual Obligations and Other Commercial Commitments

As of February 25, 2012, there were no material changes in our contractual obligations that were disclosed in our Annual Report on Form 10-K for the year ended August 27, 2011.

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

In June 2011, the FASB issued updated accounting guidance that improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income by eliminating the option to present components of other comprehensive income as part of the statement of changes in shareholders’ equity.  The amendments to the existing standard require that all nonowner changes in shareholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The amendments to the existing standard do not change the current option for presenting components of other comprehensive income (“OCI”) gross or net of the effect of income taxes, provided that such tax effects are presented in the statement in which OCI is presented or disclosed in the notes to the financial statements.  Additionally, the standard does not affect the calculation or reporting of earnings per share.  This guidance is effective for annual reporting periods, and any interim periods within those annual periods, that begin after December 15, 2011 and is to be applied retrospectively, with early adoption permitted. We do not expect the adoption of this guidance to have a material impact on our Consolidated Financial Statements.

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

In September 2011, the FASB issued updated guidance applicable to nongovernmental employers that participate in multiemployer pension and other postretirement benefit plans. The revised accounting rules will require enhanced disclosures relating to an employer’s participation in a multiemployer pension plan, but more limited disclosures for multiemployer plans that provide postretirement benefits other than pensions. This guidance is effective for fiscal years ending after December 15, 2011, with early adoption permitted.  We do not expect the adoption of this guidance to have a material impact on our Consolidated Financial Statements.

In December 2011, the FASB issued updated guidance that requires companies with financial instruments and derivative instruments that are offset on the balance sheet or subject to a master netting arrangement to provide additional disclosures regarding the instrument’s impact on a company’s financial position.  This guidance is effective for interim and annual fiscal periods beginning on or after January 1, 2013.  We do not expect the adoption of this guidance to have a material impact on our Consolidated Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

We have determined that all of our foreign subsidiaries operate primarily in local currencies that represent the functional currencies of such subsidiaries. All assets and liabilities of our foreign subsidiaries are translated into U.S. dollars using the exchange rate prevailing at the balance sheet date. The effects of exchange rate fluctuations on the translation of assets and liabilities are recorded as a component of shareholders’ equity. Revenues and expenses are translated at the average exchange rates in effect during each month of the fiscal year. As such, our financial condition and operating results are affected by fluctuations in the value of the U.S. dollar as compared to currencies in foreign countries.  Revenues denominated in currencies other than the U.S. dollar represented approximately 9% of total consolidated revenues for both the thirteen and twenty-six weeks ended February 25, 2012, and total assets denominated in currencies other than the U.S. dollar represented approximately 11% of total consolidated assets at both February 25, 2012 and August 27, 2011.  If exchange rates had increased or decreased by 10% from the actual rates in effect during the thirteen and twenty-six weeks ended and as of February 25, 2012, our revenues would have increased or decreased by approximately $2.7 million and $5.5 million, respectively, and assets as of February 25, 2012 would have increased or decreased by approximately $12.9 million.

We do not operate a hedging program to mitigate the effect of a significant change in the value of our foreign subsidiaries functional currencies, which include the Canadian Dollar, Euro, British Pound, and Mexican Peso, as compared to the U.S. dollar. Any gains or   losses resulting from foreign currency transactions, including exchange rate fluctuations on intercompany accounts are reported as transaction (gains) losses in our other expense (income). The intercompany payables and receivables are denominated in Canadian Dollars, Euros, British Pounds and Mexican Pesos.  During the thirteen and twenty-six weeks ended February 25, 2012, transaction (gains) losses included in other (income) expense were approximately $(0.1) million and $0.6 million, respectively. If the exchange rates had increased or decreased by 10% during both the thirteen and twenty-six weeks ended February 25, 2012, we would have recognized exchange gains or losses of approximately $0.9 million.

Interest Rate Sensitivity

We are exposed to market risk from changes in interest rates which may adversely affect our financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, we manage these exposures through our regular operating and financing activities. We are exposed to interest rate risk primarily through our borrowings under our Credit Agreement with a syndicate of banks and our Floating Rate Notes which were purchased by a group of insurance companies pursuant to the 2006 Note Agreement. Under both agreements, we borrow funds at variable interest rates based on the Eurodollar rate or LIBOR rates. If the LIBOR and Eurodollar rates fluctuated by 10% from the actual rates in effect during the thirteen and twenty-six weeks ended February 25, 2012, our interest expense would have fluctuated by less than $0.1 million from the interest expense recognized for both periods.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter of fiscal year 2012 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.

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

***
101   The following materials from UniFirst Corporation’s Quarterly Report on Form 10-Q for the quarter ended February 25, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

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

UniFirst Corporation

April 5, 2012	By:	/s/ Ronald D. Croatti Ronald D. Croatti President and Chief Executive Officer

April 5, 2012	By:	/s/ Steven S. Sintros Steven S. Sintros Vice President and Chief Financial Officer

 EXHIBIT INDEX

*	31.1 Rule 13a-14(a)/15d-14(a) Certification of Ronald D. Croatti

*	31.2 Rule 13a-14(a)/15d-14(a) Certification of Steven S. Sintros

**	32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**	32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

***
101   The following materials from UniFirst Corporation’s Quarterly Report on Form 10-Q for the quarter ended February 25, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

*	Filed herewith

**	Furnished herewith

***
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.