Form 10-Q
period 2012-05-26
UNIFIRST CORP
filed 2012-07-05
CIK 717954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
  WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 26, 2012

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

The number of outstanding shares of UniFirst Corporation Common Stock and Class B Common Stock at June 29, 2012 were 15,051,369 and 4,885,277, respectively.

UniFirst Corporation
Quarterly Report on Form 10-Q
For the Quarter ended May 26, 2012

Table of Contents

Part I – FINANCIAL INFORMATION

Item 1 – Financial Statements

Consolidated Statements of Income for the Thirteen and Thirty-nine Weeks ended May 26, 2012 and May 28, 2011

Consolidated Balance Sheets as of May 26, 2012 and August 27, 2011

Consolidated Statements of Cash Flows for the Thirty-nine Weeks ended May 26, 2012 and May 28, 2011

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
Ex-31.1 Section 302 Certification of CEO
Ex-31.2 Section 302 Certification of CFO
Ex-32.1 Section 906 Certification of CEO
Ex-32.2 Section 906 Certification of CFO

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

UniFirst Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
	May 26,	May 28,	May 26,	May 28,
(In thousands, except per share data)	2012	2011	2012	2011

Revenues	$320,931	$291,567	$943,915	$843,252

Operating expenses:
Cost of revenues (1)	202,433	185,217	599,009	524,685
Selling and administrative expenses (1)	59,108	60,852	179,429	174,649
Depreciation and amortization	16,718	16,365	49,615	47,942
Total operating expenses	278,259	262,434	828,053	747,276

Income from operations	42,672	29,133	115,862	95,976

Other (income) expense:
Interest expense	511	1,586	1,639	5,991
Interest income	(656)	(616)	(2,036)	(1,852)
Exchange rate loss (gain)	457	(291)	1,028	(682)
Total other expense	312	679	631	3,457

Income before income taxes	42,360	28,454	115,231	92,519
Provision for income taxes	14,901	10,023	42,774	34,047

Net income	$27,459	$18,431	$72,457	$58,472

Income per share – Basic:
Common Stock	$1.45	$0.98	$3.83	$3.10
Class B Common Stock	$1.16	$0.78	$3.06	$2.48

Income per share – Diluted:
Common Stock	$1.37	$0.93	$3.63	$2.94

Income allocated to – Basic:
Common Stock	$21,587	$14,453	$56,926	$45,810
Class B Common Stock	$5,381	$3,635	$14,214	$11,555

Income allocated to – Diluted:
Common Stock	$26,993	$18,105	$71,205	$57,420

Weighted average number of shares outstanding – Basic:
Common Stock	14,905	14,810	14,872	14,780
Class B Common Stock	4,644	4,656	4,642	4,660

Weighted average number of shares outstanding – Diluted:
Common Stock	19,646	19,549	19,600	19,522

Dividends per share:
Common Stock	$0.0375	$0.0375	$0.1125	$0.1125
Class B Common Stock	$0.0300	$0.0300	$0.0900	$0.0900

(1) Exclusive of depreciation on the Company’s property, plant and equipment and amortization of its intangible assets.

The accompanying notes are an integral part of these
Consolidated Financial Statements.

UniFirst Corporation and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

(In thousands, except share data)	May 26, 2012	August 27, 2011(a)
Assets
Current Assets:
Cash and cash equivalents	$78,821	$48,812
Receivables, less reserves of $8,186 and $4,201, respectively	140,140	128,377
Inventories	76,291	76,460
Rental merchandise in service	140,327	126,536
Prepaid and deferred income taxes	7,232	11,358
Prepaid expenses	8,506	3,647

Total current assets	451,317	395,190

Property, plant and equipment:
Land, buildings and leasehold improvements	350,698	346,738
Machinery and equipment	419,581	393,530
Motor vehicles	140,975	129,762

Total property, plant and equipment	911,254	870,030
Less -- accumulated depreciation	501,206	474,963

Total property, plant and equipment, net	410,048	395,067

Goodwill	287,982	288,249
Customer contracts, net	50,706	57,890
Other intangible assets, net	2,182	3,015
Other assets	2,178	2,109
Total assets	$1,204,413	$1,141,520

Liabilities and shareholders' equity
Current liabilities:
Current maturities of long-term debt	$4,492	$20,133
Accounts payable	58,492	56,064
Accrued liabilities	76,328	76,630
Accrued income taxes	2,569	—

Total current liabilities	141,881	152,827

Long-term liabilities:
Long-term debt, net of current maturities	100,157	100,163
Accrued liabilities	43,124	39,698
Accrued and deferred income taxes	50,198	50,890

Total long-term liabilities	193,479	190,751

Commitments and contingencies (Note 9)
Shareholders' equity:
Preferred stock, $1.00 par value; 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $0.10 par value; 30,000,000 shares authorized; 15,050,869 and 14,987,371 issued and outstanding, respectively	1,505	1,499
Class B Common Stock, $0.10 par value; 20,000,000 shares authorized; 4,885,277 and 4,887,777 issued and outstanding, respectively	488	488
Capital surplus	40,648	33,588
Retained earnings	822,856	752,530
Accumulated other comprehensive income	3,556	9,837

Total shareholders' equity	869,053	797,942

Total liabilities and shareholders’ equity	$1,204,413	$1,141,520

(a) Derived from audited financial statements

The accompanying notes are an integral part of these
Consolidated Financial Statements.

UniFirst Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

Thirty-nine weeks ended (In thousands)	May 26, 2012	May 28, 2011
Cash flows from operating activities:
Net income	$72,457	$58,472
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	41,644	40,171
Amortization of intangible assets	7,971	7,771
Amortization of deferred financing costs	178	202
Share-based compensation	5,202	5,180
Accretion on environmental contingencies	474	511
Accretion on asset retirement obligations	473	442
Deferred income taxes	362	5,598
Changes in assets and liabilities, net of acquisitions:
Receivables	(12,985)	(20,434)
Inventories	(320)	(18,835)
Rental merchandise in service	(14,475)	(25,653)
Prepaid expenses	(4,870)	(2,416)
Accounts payable	2,629	4,264
Accrued liabilities	2,411	4,398
Prepaid and accrued income taxes	5,666	(3,718)
Net cash provided by operating activities	106,817	55,953

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	—	(17,317)
Capital expenditures	(59,325)	(49,416)
Other	(436)	(544)
Net cash used in investing activities	(59,761)	(67,277)

Cash flows from financing activities:
Proceeds from long-term debt	40,410	—
Payments on long-term debt	(55,845)	(1,404)
Payment of deferred financing costs	—	(975)
Proceeds from exercise of Common Stock options	2,000	1,164
Payment of cash dividends	(2,129)	(2,122)
Net cash used in financing activities	(15,564)	(3,337)

Effect of exchange rate changes	(1,483)	2,411

Net increase (decrease) in cash and cash equivalents	30,009	(12,250)
Cash and cash equivalents at beginning of period	48,812	121,258

Cash and cash equivalents at end of period	$78,821	$109,008

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

3. Acquisitions

During the thirty-nine weeks ended May 26, 2012, the Company acquired no businesses. Whenever the Company acquires a business, consistent with current accounting guidance, the results of operations of the acquisition are included in the Company’s consolidated financial results from the date of the acquisition.

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

All financial assets or liabilities that are measured at fair value on a recurring basis (at least annually) have been segregated into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date.  The assets or liabilities measured at fair value on a recurring basis are summarized in the table below (in thousands):

	As of May 26, 2012
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents	$33,660	$—	$—	$33,660
Total	$33,660	$—	$—	$33,660

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

The Company recorded any realized gains or losses from its interest rate swap as an adjustment to interest expense in its Consolidated Statements of Income.  For the thirteen weeks ended May 28, 2011, the Company reclassified a loss from accumulated other comprehensive income into interest expense totaling $0.1 million.  For the thirty-nine weeks ended May 28, 2011, the Company reclassified a loss from accumulated other comprehensive income into interest expense totaling $1.8 million.

As of May 26, 2012 and August 27, 2011, there were no fair value amounts recorded by the Company related to this agreement as it matured on March 14, 2011.  As of May 26, 2012, we had no outstanding derivative instruments.

6. Employee Benefit Plans

Defined Contribution Retirement Savings Plan

The Company has a defined contribution retirement savings plan with a 401(k) feature for all eligible employees not under collective bargaining agreements. The Company matches a portion of the employee’s contribution and can make an additional contribution at its discretion. Contributions charged to expense under the plan for the thirteen weeks ended May 26, 2012 and May 28, 2011 were $2.9 million and $2.7 million, respectively. Contributions charged to expense under the plan for the thirty-nine weeks ended May 26, 2012 and May 28, 2011 were $8.7 million and $7.9 million, respectively.

Pension Plans and Supplemental Executive Retirement Plans

The Company maintains an unfunded Supplemental Executive Retirement Plan for certain eligible employees of the Company, a non-contributory defined benefit pension plan covering union employees at one of its locations, and a frozen pension plan the Company assumed in connection with its acquisition of Textilease Corporation in fiscal 2004. The amount charged to expense related to these plans for both the thirteen weeks ended May 26, 2012 and May 28, 2011 was $0.5 million. The amounts charged to expense related to these plans for the thirty-nine weeks ended May 26, 2012 and May 28, 2011 were $1.6 million and $1.5 million, respectively.

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

	Thirteen weeks ended		Thirty-nine weeks ended
	May 26,	May 28,	May 26,	May 28,
	2012	2011	2012	2011

Net income	$27,459	$18,431	$72,457	$58,472

Allocation of net income for Basic:
Common Stock	$21,587	$14,453	$56,926	$45,810
Class B Common Stock	5,381	3,635	14,214	11,555
Unvested participating shares	491	343	1,317	1,107
	$27,459	$18,431	$72,457	$58,472

Weighted average number of shares for Basic:
Common Stock	14,905	14,810	14,872	14,780
Class B Common Stock	4,644	4,656	4,642	4,660
Unvested participating shares	387	401	393	407
	19,936	19,867	19,907	19,847

Earnings per share for Basic:
Common Stock	$1.45	$0.98	$3.83	$3.10
Class B Common Stock	$1.16	$0.78	$3.06	$2.48

For diluted EPS, the Company is required to calculate diluted EPS for Common Stock using the more dilutive of the following two methods:

•	The treasury stock method; or

•	The two-class method assuming a participating security is not exercised or converted.

For the thirteen and thirty-nine weeks ended May 26, 2012, the Company’s diluted EPS assumes the conversion of all vested Class B Common Stock into Common Stock and uses the two-class method for its unvested participating shares as follows (in thousands, except per share data):

	Thirteen weeks			Thirty-nine weeks
	ended May 26, 2012			ended May 26, 2012
	Earnings			Earnings
	to Common	Common		to Common	Common
	Shareholders	Shares	EPS	Shareholders	Shares	EPS

As reported - Basic	$21,587	14,905	$1.45	$56,926	14,872	$3.83

Add: effect of dilutive potential common shares
Share-based awards	—	97		—	86
Class B Common Stock	5,381	4,644		14,214	4,642

Add: Undistributed earnings allocated to
unvested participating shares	478	—		1,279	—

Less: Undistributed earnings reallocated to
unvested participating shares	(453)	—		(1,214)	—

Diluted EPS – Common Stock	$26,993	19,646	$1.37	$71,205	19,600	$3.63

Share-based awards that would result in the issuance of 18,056 and 19,786 shares of Common Stock were excluded from the calculation of diluted earnings per share for the thirteen and thirty-nine weeks ended May 26, 2012, respectively, because they were anti-dilutive.

For the thirteen and thirty-nine weeks ended May 28, 2011, the Company’s diluted EPS assumes the conversion of all vested Class B Common Stock into Common Stock and uses the two-class method for its unvested participating shares as follows (in thousands, except per share data):

	Thirteen weeks			Thirty-nine weeks
	ended May 28, 2011			ended May 28, 2011
	Earnings			Earnings
	to Common	Common		to Common	Common
	Shareholders	Shares	EPS	Shareholders	Shares	EPS

As reported - Basic	$14,453	14,810	$0.98	$45,810	14,780	$3.10

Add: effect of dilutive potential common shares
Share-based awards	—	83		—	82
Class B Common Stock	3,635	4,656		11,555	4,660

Add: Undistributed earnings allocated to
unvested participating shares	330	—		1,067	—

Less: Undistributed earnings reallocated to
unvested participating shares	(313)	—		(1,012)	—

Diluted EPS – Common Stock	$18,105	19,549	$0.93	$57,420	19,522	$2.94

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

A reconciliation of the Company’s asset retirement liability is as follows (in thousands):

May 26, 2012
Beginning balance as of August 27, 2011	$9,488
Accretion expense	473
Ending balance as of May 26, 2012	$9,961

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

US GAAP requires that a liability for contingencies be recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Significant judgment is required to determine the existence of a liability, as well as the amount to be recorded. The Company regularly consults with attorneys and outside consultants in its consideration of the relevant facts and circumstances before recording a contingent liability. Changes in enacted laws, regulatory orders or decrees, management’s estimates of costs, insurance proceeds, participation by other parties, the timing of payments and the input of outside consultants and attorneys based on changing legal or factual circumstances could have a material impact on the amounts recorded for environmental and other contingent liabilities.

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

There is usually a range of reasonable estimates of the costs associated with each site. The Company’s accruals reflect the amount within the range that constitutes its best estimate. Where it believes that both the amount of a particular liability and the timing of the payments are reliably determinable, the Company adjusts the cost in current dollars using a rate of 3% for inflation until the time of expected payment and discounts the cost to present value using current risk-free interest rates.  As of May 26, 2012, the risk-free interest rates utilized by the Company ranged from 1.8% to 2.9%.

For environmental liabilities that have been discounted, the Company includes interest accretion, based on the effective interest method, in selling and administrative expenses on the Consolidated Statements of Income.  The changes to the Company’s environmental liabilities for the thirty-nine weeks ended May 26, 2012 are as follows (in thousands):

May 26, 2012
Beginning balance as of August 27, 2011	$18,368
Costs incurred for which reserves have been provided	(925)
Insurance proceeds received	170
Interest accretion	474
Change in discount rates	1,233

Balance as of May 26, 2012	$19,320

Anticipated payments and insurance proceeds of currently identified environmental remediation liabilities as of May 26, 2012, for the next five fiscal years and thereafter, as measured in current dollars, are reflected below.

(In thousands)	2012	2013	2014	2015	2016	Thereafter	Total
Estimated costs – current dollars	$3,421	$2,366	$1,766	$919	$766	$12,386	$21,624

Estimated insurance proceeds	—	(173)	(159)	(173)	(159)	(1,893)	(2,557)

Net anticipated costs	$3,421	$2,193	$1,607	$746	$607	$10,493	$19,067

Effect of inflation							7,459
Effect of discounting							(7,206)

Balance as of May 26, 2012							$19,320

Estimated insurance proceeds are primarily received from an annuity received as part of a legal settlement with an insurance company. Annual proceeds of approximately $0.3 million are deposited into an escrow account which funds remediation and monitoring costs for three sites related to former operations in Williamstown, Vermont. Annual proceeds received but not expended in the current year accumulate in this account and may be used in future years for costs related to this site through the year 2027. As of May 26, 2012, the balance in this escrow account, which is held in a trust and is not recorded in the Company’s Consolidated Balance Sheet, was approximately $3.2 million. Also included in estimated insurance proceeds are amounts the Company is entitled to receive pursuant to legal settlements as reimbursements from three insurance companies for estimated costs at the site in Uvalde, Texas.

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

On March 27, 2012, the Company entered into a settlement related to environmental litigation.  As a result of the settlement, the Company recognized a gain of approximately $6.7 million, which was recorded as a reduction of selling and administrative expenses, in the Company’s fiscal third quarter.  Such gain consists of contingent amounts previously received but not recognized into income as well as amounts that the Company received during the third quarter.

10. Income Taxes

The Company’s effective income tax rate was 35.2% and 37.1% for the thirteen and thirty-nine weeks ended May 26, 2012, respectively, as compared to 35.2% and 36.8% for the thirteen and thirty-nine weeks ended May 28, 2011, respectively.  The increase in the effective income tax rate for the thirty-nine weeks ended May 26, 2012 was due to the fact that the 2011 rate benefited from the reversal of tax contingency reserves related to the resolution of certain state tax audits.  The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense which is consistent with the recognition of these items in prior reporting periods.  During the thirty-nine weeks ended May 26, 2012, there were no material changes in the amount of unrecognized tax benefits or the amount accrued for interest and penalties.

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

11. Long-Term Debt

On May 5, 2011, the Company entered into a $250.0 million unsecured revolving credit agreement (the “Credit Agreement”) with a syndicate of banks, which matures on May 4, 2016.  Under the Credit Agreement, the Company is able to borrow funds at variable interest rates based on, at the Company’s election, the Eurodollar rate or a base rate, plus in each case a spread based on the Company’s consolidated funded debt ratio.  Availability of credit requires compliance with certain financial and other covenants, including a maximum consolidated funded debt ratio and minimum consolidated interest coverage ratio as defined in the Credit Agreement.  The Company tests its compliance with these financial covenants on a fiscal quarterly basis. At May 26, 2012, the interest rates applicable to the Company’s borrowings under the Credit Agreement would be calculated as LIBOR plus 100 basis points at the time of the respective borrowing.  As of May 26, 2012, the Company had no outstanding borrowings, letters of credit amounting to $43.5 million and $206.5 million available for borrowing under the Credit Agreement.

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

As of May 26, 2012, the Company was in compliance with all covenants under the Credit Agreement and the 2006 Note Agreement.

12. Other Comprehensive Income

The components of other comprehensive income are as follows (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	May 26,	May 28,	May 26,	May 28,
	2012	2011	2012	2011

Net income	$27,459	$18,431	$72,457	$58,472
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(3,971)	647	(6,281)	7,445
Interest rate swap	—	76	—	993

Comprehensive income	$23,488	$19,154	$66,176	$66,910

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

The Company refers to the US and Canadian Rental and Cleaning, MFG, and Corporate reporting segments combined as its “core laundry operations,” which is included as a subtotal in the following tables (in thousands):

	US and
	Canadian				Subtotal
	Rental and		Net Interco		Core Laundry	Specialty
Thirteen weeks ended	Cleaning	MFG	MFG Elim	Corporate	Operations	Garments	First Aid	Total

May 26, 2012
Revenues	$277,871	$39,954	$(39,954)	$3,270	$281,141	$29,263	$10,527	$320,931

Income (loss) from operations	$42,538	$13,076	$(2,054)	$(17,285)	$36,275	$5,033	$1,364	$42,672

Interest (income) expense, net	$(770)	$—	$—	$625	$(145)	$—	$—	$(145)

Income (loss) before taxes	$43,311	$13,117	$(2,053)	$(17,974)	$36,401	$4,595	$1,364	$42,360

May 28, 2011
Revenues	$248,826	$43,124	$(43,124)	$3,226	$252,052	$30,575	$8,940	$291,567

Income (loss) from operations	$32,511	$11,939	$(1,733)	$(20,212)	$22,505	$5,685	$943	$29,133

Interest (income) expense, net	$(567)	$—	$—	$1,537	$970	$—	$—	$970

Income (loss) before taxes	$33,094	$11,894	$(1,733)	$(21,679)	$21,576	$5,935	$943	$28,454

	US and
	Canadian				Subtotal
	Rental and		Net Interco		Core Laundry	Specialty
Thirty-nine weeks ended	Cleaning	MFG	MFG Elim	Corporate	Operations	Garments	First Aid	Total

May 26, 2012
Revenues	$820,823	$116,332	$(116,332)	$9,838	$830,661	$83,032	$30,222	$943,915

Income (loss) from operations	$121,307	$35,576	$(2,153)	$(56,024)	$98,706	$14,175	$2,981	$115,862

Interest (income) expense, net	$(1,877)	$—	$—	$1,480	$(397)	$—	$—	$(397)

Income (loss) before taxes	$123,176	$35,635	$(2,152)	$(57,577)	$99,082	$13,168	$2,981	$115,231

May 28, 2011
Revenues	$729,324	$115,709	$(115,709)	$8,287	$737,611	$79,902	$25,739	$843,252

Income (loss) from operations	$107,497	$37,387	$(8,531)	$(56,356)	$79,997	$13,442	$2,537	$95,976

Interest (income) expense, net	$(1,680)	$—	$—	$5,819	$4,139	$—	$—	$4,139

Income (loss) before taxes	$109,177	$37,239	$(8,531)	$(62,101)	$75,784	$14,198	$2,537	$92,519

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

Results of Operations

The following table presents certain selected financial data, including the percentage of revenues represented by each item, for the thirteen and thirty-nine weeks ended May 26, 2012 and the thirteen and thirty-nine weeks ended May 28, 2011.  Cost of revenues presented in the table below include merchandise costs related to the amortization of rental merchandise in service and direct sales as well as labor and other production, service and delivery costs associated with operating our industrial laundries, Specialty Garments facilities, First Aid locations and our distribution center. Selling and administrative costs include costs related to our sales and marketing functions as well as general and administrative costs associated with our corporate offices and operating locations including information systems, engineering, materials management, manufacturing planning, finance, budgeting, and human resources.

	Thirteen weeks ended					Thirty-nine weeks ended
(In thousands, except percentages)	May 26, 2012	% of Rev.	May 28, 2011	% of Rev.	% Change	May 26, 2012	% of Rev.	May 28, 2011	% of Rev.	% Change

Revenues	$320,931	100%	$291,567	100.0%	10.1%	$943,915	100%	$843,252	100.0%	11.9%

Operating expenses:
Cost of revenues (1)	202,433	63.1	185,217	63.5	9.3	599,009	63.5	524,685	62.2	14.2
Selling and administrative expenses (1)	59,108	18.4	60,852	20.9	-2.9	179,429	19.0	174,649	20.7	2.7
Depreciation and amortization	16,718	5.2	16,365	5.6	2.2	49,615	5.3	47,942	5.7	3.5
Total operating expenses	278,259	86.7	262,434	90.0	6.0	828,053	87.7	747,276	88.6	10.8

Income from operations	42,672	13.3	29,133	10.0	46.5	115,862	12.3	95,976	11.4	20.7

Other expense	312	0.1	679	0.2	-54.1	631	0.1	3,457	0.4	-81.7

Income before income taxes	42,360	13.2	28,454	9.8	48.9	115,231	12.2	92,519	11.0	24.5
Provision for income taxes	14,901	4.6	10,023	3.4	48.7	42,774	4.5	34,047	4.0	25.6

Net income	$27,459	8.6%	$18,431	6.3%	49.0%	$72,457	7.7%	$58,472	6.9%	23.9%

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

As part of our recent revenue growth, we have been experiencing increased merchandise costs.  This increase has been primarily due to our increased investment in merchandise to the levels needed to support our growing wearer base.  During fiscal 2009 and early fiscal 2010, our results of operations benefited from our utilization of used garments that our customers returned to us as a result of reductions in their workforces. Since fiscal 2010, we have put significantly more new garments into service to meet the day-to-day needs of our existing wearer base.  In addition, increased new account sales, including some larger national accounts, have also required us to make a large initial investment in merchandise. The increased merchandise cost is also the result of strong growth in our flame resistant and high visibility product lines.  This growth is the result of increased oil and natural gas exploration as well as tighter regulations that have caused uniform wearers in a number of industries to convert to these more protective garments.  In addition to a higher number of new garments being placed in service to support our customer base, we have also been impacted by higher fabric prices in our overall merchandise costs. Throughout fiscal 2012, we expect merchandise costs will continue to have a negative effect on our margins compared to the prior year.

The price of fuel and energy needed to run our vehicles and equipment is unpredictable and fluctuates based on events outside our control, including geopolitical developments, supply and demand for oil and gas, actions by OPEC and other oil and gas producers, war and unrest in oil producing countries, regional production patterns, limits on refining capacities, natural disasters and environmental concerns. Future increases in fuel costs could have a negative impact on our delivery and production costs going forward.

The current worldwide economic weakness and uncertainty as well as high unemployment rates in the U.S. and Canada may negatively impact our revenues and operating performance in fiscal 2012 and beyond due to the impact on spending plans and employment levels of our customers and sales prospects.

On March 27, 2012, we entered into a settlement related to environmental litigation.  As a result of the settlement, we recognized a gain of approximately $6.7 million, which was recorded as a reduction of selling and administrative expenses, in our fiscal third quarter.  Such gain consisted of contingent amounts previously received but not recognized into income as well as amounts that we received in the third quarter.  This gain positively impacted our third quarter earnings by $0.21 per diluted common share.

Thirteen weeks ended May 26, 2012 compared with thirteen weeks ended May 28, 2011

Revenues

	May 26,	May 28,	Dollar	Percent
(In thousands, except percentages)	2012	2011	Change	Change

Core Laundry Operations	$281,141	$252,052	$29,089	11.5%
Specialty Garments	29,263	30,575	(1,312)	-4.3
First Aid	10,527	8,940	1,587	17.7
Consolidated total	$320,931	$291,567	$29,364	10.1%

For the thirteen weeks ended May 26, 2012, our consolidated revenues increased by $29.4 million from the comparable period in fiscal 2011, or 10.1%.  This increase was primarily driven by a $29.1 million increase in revenues in our core laundry operations.  Core laundry revenues increased to $281.1 million for the thirteen weeks ended May 26, 2012 from $252.1 million for the comparable period of 2011, or 11.5%. This increase was primarily attributable to positive organic growth of 10.9%.  Organic growth is comprised of new sales, additions to our existing customer base and price increases, offset by lost accounts and reductions to our existing customer base. Our positive organic growth rate in our core laundry operations was accompanied by positive acquisition related growth of 0.9% offset by the effect of unfavorable fluctuations in the Canadian foreign exchange rate, which accounted for a 0.3% decrease in revenue for the thirteen weeks ended May 26, 2012 compared to the same period in fiscal 2011.

Specialty Garments’ revenues decreased from $30.6 million for the thirteen weeks ended May 28, 2011 to $29.3 million for the thirteen weeks ended May 26, 2012, or 4.3%.  This segment’s revenues tend to fluctuate due to the timing and length of our customers’ power reactor outages in the U.S. and Canadian markets. First Aid revenues increased by $1.6 million, or 17.7%, for the thirteen weeks ended May 26, 2012 as compared to the same period in fiscal 2011 as a result of improved performance from the segment’s wholesale distribution and pill packaging operations.

Cost of Revenues

Cost of revenues decreased as a percentage of revenues from 63.5%, or $185.2 million, for the thirteen weeks ended May 28, 2011 to 63.1%, or $202.4 million, for the thirteen weeks ended May 26, 2011. This decrease was primarily due to lower payroll, energy and other production costs as a percentage of revenues in our core laundry operations, primarily due to the strong revenue growth this segment experienced in the thirteen weeks ended May 26, 2012.  These lower costs were partially offset by an increase in overall merchandise costs as a percentage of revenues in our core laundry operations.

Selling and Administrative Expense

Our selling and administrative expense decreased as a percentage of revenues to 18.4%, or $59.1 million, for the thirteen weeks ended May 26, 2012, from 20.9%, or $60.9 million, for the thirteen weeks ended May 28, 2011.  This decrease was primarily due to a settlement we entered into during the thirteen weeks ended May 26, 2012 related to environmental litigation.  As a result of the settlement, we recognized a gain in our fiscal third quarter of approximately $6.7 million.  Excluding the effect of this settlement, selling and administrative costs would have decreased to 20.5% of revenues, primarily due to lower payroll costs as a percentage of revenues due to the strong revenue growth we experienced in the thirteen weeks ended May 26, 2012, offset in part by costs we incurred associated with our company-wide initiative to update our customer service systems.

Depreciation and Amortization

Our depreciation and amortization expense was $16.7 million, or 5.2% of revenues, for the thirteen weeks ended May 26, 2012 compared to $16.4 million, or 5.6% of revenues, for the thirteen weeks ended May 28, 2011. Depreciation and amortization expense increased due to capital expenditure and acquisition activity in earlier periods but decreased as a percentage of revenues due to the strong revenue growth we experienced in the thirteen weeks ended May 26, 2012.

Income from Operations

For the thirteen weeks ended May 26, 2012 and May 28, 2011, changes in our revenues and costs as discussed above resulted in the following changes in our income from operations:

	May 26,	May 28,	Dollar	Percent
(In thousands, except percentages)	2012	2011	Change	Change

Core Laundry Operations	$36,275	$22,505	$13,770	61.2%
Specialty Garments	5,033	5,685	(652)	-11.5
First Aid	1,364	943	421	44.7
Consolidated total	$42,672	$29,133	$13,539	46.5%

Other (Income) Expense

Other (income) expense, which includes interest expense, interest income and foreign currency exchange (gain) loss, reflected expense of $0.3 million for the thirteen weeks ended May 26, 2012, as compared to expense of $0.7 million for the thirteen weeks ended May 28, 2011.  The decrease was due to net interest expense in the thirteen weeks ended May 28, 2011 of $1.0 million compared to net interest income of $0.1 million in the thirteen weeks ended May 26, 2012. This decrease was primarily due to our repayment of $75.0 million in fixed-rate notes in June 2011 as well as the effect of an interest rate swap that matured in March 2011. The benefit related to lower net interest expense was partially offset by foreign exchange losses of $0.5 million in the thirteen-weeks ended May 26, 2012 compared to foreign exchange gains of $0.3 million in the comparable period of fiscal 2011.

Provision for Income Taxes

Our effective income tax rate was 35.2% for the thirteen weeks ended May 26, 2012, which was consistent with the comparable period in 2011 when our effective tax rate was also 35.2%.

Thirty-nine weeks ended May 26, 2012 compared with thirty-nine weeks ended May 28, 2011

Revenues

	May 26,	May 28,	Dollar	Percent
(In thousands, except percentages)	2012	2011	Change	Change

Core Laundry Operations	$830,661	$737,611	$93,050	12.6%
Specialty Garments	83,032	79,902	3,130	3.9
First Aid	30,222	25,739	4,483	17.4
Consolidated total	$943,915	$843,252	$100,663	11.9%

For the thirty-nine weeks ended May 26, 2012, our consolidated revenues increased by $100.7 million from the comparable period in fiscal 2011, or 11.9%.  The consolidated increase was primarily driven by a $93.1 million increase in our core laundry segments. Core laundry operations’ revenues increased to $830.7 million for the thirty-nine weeks ended May 26, 2012 from $737.6 million for the comparable period of fiscal 2011, an increase of 12.6%. The increase in our core laundry operations was primarily driven by organic growth of 11.4%, which is comprised of new sales, additions to our existing customer base and price increases offset by lost accounts and reductions to our existing customer base.  In addition, we benefited from acquisition-related growth which accounted for an increase in revenue of 1.3% for the thirty-nine weeks ended May 26, 2012.

Specialty Garments’ revenues increased to $83.0 million in the thirty-nine weeks ended May 26, 2012 from $79.9 million in the comparable period of 2011, an increase of 3.9%.  The increase in this segment’s revenues was primarily related to the timing and length of our customers’ power reactor outages in the U.S. and Canadian markets, increased project-based revenues, as well as a strong performance from the segment’s European and clean room operations. First Aid revenues increased by $4.5 million, or 17.4%, in the thirty-nine weeks ended May 26, 2012 as compared with the same period in fiscal 2011 as a result of improved performance from the segment’s wholesale distribution and pill packaging operations.

Cost of Revenues

Cost of revenues increased as a percentage of revenues from 62.2%, or $524.7 million, for the thirty-nine weeks ended May 28, 2011, to 63.5%, or $599.0 million, for the thirty-nine weeks ended May 26, 2012. This increase was primarily the result of an increase in overall merchandise costs as a percentage of revenues in our core laundry operations. These higher costs were partially offset by lower payroll, energy and other production costs as a percentage of revenues in our core laundry operations, primarily due to the strong revenue growth this segment experienced in the thirty-nine weeks ended May 26, 2012.

Selling and Administrative Expense

Our selling and administrative expenses decreased to 19.0% of revenues, or $179.4 million, for the thirty-nine weeks ended May 26, 2012 from 20.7% of revenues, or $174.6 million, for the thirty-nine weeks ended May 28, 2011. This decrease was primarily due to a settlement we entered into during the thirteen weeks ended May 26, 2012 related to environmental litigation.  As a result of the settlement, we recognized a pre-tax gain in our fiscal third quarter of approximately $6.7 million.  Excluding the effect of this settlement, selling and administrative costs would have decreased to 19.7% of revenues, primarily due to improved operating leverage which resulted in lower payroll and payroll-related costs as a percentage of revenues. These decreases were partially offset by costs we incurred in fiscal 2012 related to our company-wide initiative to update our customer service systems as well as an unfavorable comparison to prior year that resulted from a $0.9 million benefit we recorded in the thirty-nine weeks ended May 28, 2011.  This benefit was attributable to the effect of discount rate fluctuations on the value of our environmental liabilities.

In the thirty-nine weeks ended May 26, 2012, we recorded a charge of $1.2 million related to the effect of discount rate fluctuations on the value of our environmental liabilities, which was offset by environmental insurance recoveries totaling $1.4 million.  In the thirty-nine weeks ended May 28, 2011, we recorded a benefit of $0.9 million related to the effect of discount rate fluctuations on the value of our environmental liabilities.

Depreciation and Amortization

Our depreciation and amortization expense was $49.6, or 5.3% of revenues, for the thirty-nine weeks ended May 26, 2012 compared to $47.9 million, or 5.7% of revenues, for the thirty-nine weeks ended May 28, 2011. Depreciation and amortization expense increased due to capital expenditure and acquisition activity in earlier periods but decreased as a percentage of revenues due to the strong revenue growth we experienced in the thirty-nine weeks ended May 26, 2012.

Income from Operations

For the thirty-nine weeks ended May 26, 2012 and May 28, 2011, the revenue growth in our operations, as well as the change in our costs as discussed above, resulted in the following changes in our income from operations:

	May 26,	May 28,	Dollar	Percent
(In thousands, except percentages)	2012	2011	Change	Change

Core Laundry Operations	$98,706	$79,997	$18,709	23.4%
Specialty Garments	14,175	13,442	733	5.4
First Aid	2,981	2,537	444	17.5
Consolidated total	$115,862	$95,976	$19,886	20.7%

Other (Income) Expense

Other (income) expense, which includes interest expense, interest income and foreign currency exchange (gain) loss, was $0.6 million for the thirty-nine weeks ended May 26, 2012 as compared with $3.5 million for the thirty-nine weeks ended May 28, 2011. The decrease was primarily due to net interest expense in the thirty-nine weeks ended May 28, 2011 of $4.1 million compared to net interest income of $0.4 million in the thirty-nine weeks ended May 26, 2012. This decrease was primarily due to our repayment of $75.0 million in fixed-rate notes in June 2011 as well as the effect of an interest rate swap that matured in March 2011. The benefit related to lower net interest expense was partially offset by foreign exchange losses of $1.0 million in the first nine months of fiscal 2012 compared to foreign exchange gains of $0.7 million in the comparable period of fiscal 2011.

Provision for Income Taxes

Our effective income tax rate was 37.1% for the thirty-nine weeks ended May 26, 2012, as compared to 36.8% for the thirty-nine weeks ended May 28, 2011.  Our tax rate in the thirty-nine weeks ended May 26, 2012 was higher than the comparable period of 2011 primarily due to the fact that the 2011 rate benefited from the reversal of tax contingency reserves related to the resolution of certain state tax audits.

Liquidity and Capital Resources

General

As of May 26, 2012, we had cash and cash equivalents of $78.8 million and working capital of $309.4 million. We believe that current cash and cash equivalent balances and cash generated from operations and amounts available under our Credit Agreement (defined below) will be sufficient to meet our currently anticipated working capital and capital expenditure requirements for at least the next 12 months.

Sources and Uses of Cash

During the thirty-nine weeks ended May 26, 2012, we generated cash from operating activities of $106.8 million resulting primarily from net income of $72.5 million, net of non-cash amounts charged for depreciation, amortization and accretion of $50.7 million and share-based compensation of $5.2 million.  We also generated cash as a result of decreases in prepaid taxes of $6.0 million and increases in accounts payable and accruals of $5.0 million.  These inflows were partially offset by increases in rental merchandise in service of $14.5 million, increases in accounts receivables of $13.0 million, increases in prepaid expenses of $4.9 million, and increases in inventories of $0.3 million.  We used cash to, among other things, invest $59.3 million in capital expenditures and pay down debt in the amount of approximately $15.4 million.

We have accumulated $50.3 million in cash outside the United States that is expected to be invested indefinitely outside the United States.  If these funds were distributed to the U.S. in the form of dividends, the Company would be subject to additional U.S. income taxes.

Long-Term Debt and Borrowing Capacity

On May 5, 2011, we entered into a $250.0 million unsecured revolving credit agreement (the “Credit Agreement”) with a syndicate of banks, which matures on May 4, 2016.  Under the Credit Agreement, we are able to borrow funds at variable interest rates based on, at our election, the Eurodollar rate or a base rate, plus in each case a spread based on our consolidated funded debt ratio.  Availability of credit requires compliance with certain financial and other covenants, including a maximum consolidated funded debt ratio and minimum consolidated interest coverage ratio as defined in the Credit Agreement.  We test our compliance with these financial covenants on a fiscal quarterly basis. At May 26, 2012, the interest rates applicable to our borrowings under the Credit Agreement would be calculated as LIBOR plus 100 basis points at the time of the respective borrowing.  As of May 26, 2012, we had no outstanding borrowings, letters of credit amounting to $43.5 million and $206.5 million available for borrowing under the Credit Agreement.

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

As of May 26, 2012, we were in compliance with all covenants under the Credit Agreement and the 2006 Note Agreement.

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

US GAAP requires that a liability for contingencies be recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Significant judgment is required to determine the existence of a liability, as well as the amount to be recorded. We regularly consult with attorneys and outside consultants in our consideration of the relevant facts and circumstances before recording a contingent liability. Changes in enacted laws, regulatory orders or decrees, management’s estimates of costs, insurance proceeds, participation by other parties, the timing of payments and the input of outside consultants and attorneys based on changing legal or factual circumstances could have a material impact on the amounts recorded for environmental and other contingent liabilities.

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

There is usually a range of reasonable estimates of the costs associated with each site. Our accruals represent the amount within the range that constitutes our best estimate. When we believe that both the amount of a particular liability and the timing of the payments are reliably determinable, we adjust the cost in current dollars using a rate of 3% for inflation until the time of expected payment and discount the cost to present value using current risk-free interest rates. As of May 26, 2012, the risk-free interest rates we utilized ranged from 1.8% to 2.9%.

For environmental liabilities that have been discounted, we include interest accretion, based on the effective interest method, in selling and administrative expenses on the Consolidated Statements of Income. The changes to the amounts of our environmental liabilities for the thirteen weeks ended May 26, 2012 are as follows (in thousands):

May 26, 2012
Beginning balance as of August 27, 2011	$18,368
Costs incurred for which reserves have been provided	(925)
Insurance proceeds received	170
Interest accretion	474
Change in discount rates	1,233

Balance as of May 26, 2012	$19,320

Anticipated payments and insurance proceeds relating to currently identified environmental remediation liabilities as of May 26, 2012, for the next five fiscal years and thereafter, as measured in current dollars, are reflected below (in thousands).

Fiscal year ended August	2012	2013	2014	2015	2016	Thereafter	Total
Estimated costs – current dollars	$3,421	$2,366	$1,766	$919	$766	$12,386	$21,624

Estimated insurance proceeds	—	(173)	(159)	(173)	(159)	(1,893)	(2,557)

Net anticipated costs	$3,421	$2,193	$1,607	$746	$607	$10,493	$19,067

Effect of inflation							7,459
Effect of discounting							(7,206)

Balance as of May 26, 2012							$19,320

Estimated insurance proceeds are primarily received from an annuity received as part of our legal settlement with an insurance company. Annual proceeds of approximately $0.3 million are deposited into an escrow account which funds remediation and monitoring costs for three sites related to our former operations in Williamstown, Vermont. Annual proceeds received but not expended in the current year accumulate in this account and may be used in future years for costs related to this site through the year 2027. As of May 26, 2012, the balance in this escrow account, which is held in a trust and is not recorded in our Consolidated Balance Sheet, was approximately $3.2 million. Also included in estimated insurance proceeds are amounts we are entitled to receive pursuant to legal settlements as reimbursements from three insurance companies for estimated costs at the site in Uvalde, Texas.

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

Off-Balance Sheet Arrangements

As of May 26, 2012, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Securities and Exchange Commission Regulation S-K.

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

Energy Costs

Significant increases in energy costs, specifically with respect to natural gas and gasoline, can materially affect our results of operations and financial condition.  Future increases in fuel costs could have a negative impact on our delivery and production costs going forward.

Contractual Obligations and Other Commercial Commitments

As of May 26, 2012, there were no material changes in our contractual obligations that were disclosed in our Annual Report on Form 10-K for the year ended August 27, 2011.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

We have determined that all of our foreign subsidiaries operate primarily in local currencies that represent the functional currencies of such subsidiaries. All assets and liabilities of our foreign subsidiaries are translated into U.S. dollars using the exchange rate prevailing at the balance sheet date. The effects of exchange rate fluctuations on the translation of assets and liabilities are recorded as a component of shareholders’ equity. Revenues and expenses are translated at the average exchange rates in effect during each month of the fiscal year. As such, our financial condition and operating results are affected by fluctuations in the value of the U.S. dollar as compared to currencies in foreign countries.  Revenues denominated in currencies other than the U.S. dollar represented approximately 9% of total consolidated revenues for both the thirteen and thirty-nine weeks ended May 26, 2012, and total assets denominated in currencies other than the U.S. dollar represented approximately 11% of total consolidated assets at both May 26, 2012 and August 27, 2011.  If exchange rates had increased or decreased by 10% from the actual rates in effect during the thirteen and thirty-nine weeks ended and as of May 26, 2012, our revenues would have increased or decreased by approximately $2.9 million and $8.4 million, respectively, and assets as of May 26, 2012 would have increased or decreased by approximately $12.9 million.

We do not operate a hedging program to mitigate the effect of a significant change in the value of our foreign subsidiaries functional currencies, which include the Canadian Dollar, Euro, British Pound, and Mexican Peso, as compared to the U.S. dollar. Any gains or   losses resulting from foreign currency transactions, including exchange rate fluctuations on intercompany accounts are reported as transaction (gains) losses in our other expense (income). The intercompany payables and receivables are denominated in Canadian Dollars, Euros, British Pounds and Mexican Pesos.  During the thirteen and thirty-nine weeks ended May 26, 2012, transaction losses included in other expense (income) were approximately $0.5 million and $1.0 million, respectively. If the exchange rates had increased or decreased by 10% during both the thirteen and thirty-nine weeks ended May 26, 2012, we would have recognized exchange gains or losses of approximately $0.9 million.

Interest Rate Sensitivity

We are exposed to market risk from changes in interest rates which may adversely affect our financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, we manage these exposures through our regular operating and financing activities. We are exposed to interest rate risk primarily through our borrowings under our Credit Agreement with a syndicate of banks and our Floating Rate Notes which were purchased by a group of insurance companies pursuant to the 2006 Note Agreement. Under both agreements, we borrow funds at variable interest rates based on the Eurodollar rate or LIBOR rates. If the LIBOR and Eurodollar rates fluctuated by 10% from the actual rates in effect during the thirteen and thirty-nine weeks ended May 26, 2012, our interest expense would have fluctuated by less than $0.1 million from the interest expense recognized for both periods.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the third quarter of fiscal year 2012 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Not Applicable.

(b) Not Applicable.

(c) Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares of Common Stock Purchased		(b) Average Price Paid per Common Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plan or Program
February 26, 2012 – March 24, 2012	-		$-	N/A	N/A
March 25, 2012 – April 21, 2012	2,205	(1)	61.79	N/A	N/A
April 22, 2012 – May 26, 2012	-		-	N/A	N/A
	2,205		$61.79	N/A	N/A

(1)	Represents shares of Common Stock surrendered by the Company’s CEO to the Company to satisfy such tax withholding obligations in connection with the vesting of restricted stock.

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
The following materials from UniFirst Corporation’s Quarterly Report on Form 10-Q for the quarter ended May 26, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

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

UniFirst Corporation

July 5, 2012	By:	/s/ Ronald D. Croatti Ronald D. Croatti President and Chief Executive Officer

July 5, 2012	By:	/s/ Steven S. Sintros Steven S. Sintros Vice President and Chief Financial Officer

 EXHIBIT INDEX

*	31.1	Rule 13a-14(a)/15d-14(a) Certification of Ronald D. Croatti

*	31.2	Rule 13a-14(a)/15d-14(a) Certification of Steven S. Sintros

**	32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**	32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

***	101
The following materials from UniFirst Corporation’s Quarterly Report on Form 10-Q for the quarter ended May 26, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

*	Filed herewith

**	Furnished herewith

***
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.