Form 10-K
period 2012-08-25
UNIFIRST CORP
filed 2012-10-24
CIK 717954

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended August 25, 2012

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 Commission file number 001-08504

UNIFIRST CORPORATION
 (Exact Name of Registrant as Specified in Its Charter)

Massachusetts	04-2103460
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

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

Yes        No  ✓

The number of outstanding shares of the Registrant’s Common Stock and Class B Common Stock at October 12, 2012 were 15,068,569 and 4,885,277, respectively.  The aggregate market value of the voting stock of the Registrant held by non-affiliates as of February 24, 2012 (the last business day of the Registrant’s most recently completed second fiscal quarter), computed by reference to the closing sale price of such shares on such date, was approximately $890,888,543.

Documents Incorporated By Reference
The Registrant intends to file a Definitive Proxy Statement pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended, for its 2013 Annual Meeting of Shareholders within 120 days of the end of the fiscal year ended August 25, 2012.  Portions of such Proxy Statement are incorporated by reference in Part III of this Annual Report on Form 10-K.

UniFirst Corporation
Annual Report on Form 10-K
For the Fiscal Year Ended August 25, 2012
Table of Contents

PART I
Item 1. Business
Item 1A. Risk Factors
Item 1B. Unresolved Staff Comments
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Mine Safety Disclosures
PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6. Selected Financial Data
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Item 8. Financial Statements and Supplementary Data
Consolidated statements of income for each of the three years in the period ended August 25, 2012
Consolidated balance sheets as of August 25, 2012 and August 27, 2011
Consolidated statements of shareholders' equity for each of the three years in the period ended August 25, 2012
Consolidated statements of cash flows for each of the three years in the period ended August 25, 2012
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

Our principal services include providing customers with uniforms and other non-garment items, picking up soiled uniforms or other items on a periodic basis (usually weekly), and delivering, at the same time, cleaned and processed items. We offer uniforms in a wide variety of styles, colors, sizes and fabrics and with personalized emblems selected by the customer. Our centralized services, specialized equipment and economies of scale generally allow us to be more cost effective in providing garment services than customers could be themselves, particularly those customers with high employee turnover rates. During fiscal 2012, we manufactured approximately 69% of the garments we placed in service. These were primarily work pants and shirts manufactured at our plants in Cardenas, Ebano and Valles, which are located in San Luis Potosi, Mexico, as well as at subcontract manufacturers that the we utilize to supplement our manufacturing capacity in periods of high demand.  Because we design and manufacture a majority of our own uniforms and protective clothes, we can produce custom garment programs for our larger customers, offer a diverse range of such designs within our standard line of garments and better control the quality, price and speed at which we produce such garments. In addition, among our competitors, we believe we have the largest in-house digital image processing capability, allowing us to convert an image provided by a customer into customized, mass producible embroidered emblems, typically within two days.

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

In fiscal 2012, we generated $1.256 billion in revenue, of which approximately 89% was derived from the US and Canadian Rental and Cleaning and Corporate segments. Specialty Garments and First Aid accounted for approximately 8% and 3% of our 2012 revenues, respectively.

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

CUSTOMERS

We serve businesses of all sizes in numerous industry categories. During each of the past five years, no single uniform rental customer accounted for more than 1% of our revenues. Our typical customers include automobile service centers and dealers, delivery services, food and general merchandise retailers, food processors and service operations, light manufacturers, maintenance facilities, restaurants, service companies, soft and durable goods wholesalers, transportation companies, and others who require employee clothing for image, identification, protection or utility purposes. Among our largest customers of our conventional uniform rental business are divisions, units, regional operations or franchised agencies of major, nationally recognized organizations. With respect to our Specialty Garment segment, typical customers include government agencies, research and development laboratories, high technology companies and utilities operating nuclear reactors. We currently service over 240,000 customer locations in the United States, Canada and Europe from 219 customer service, distribution and manufacturing facilities.

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

COMPETITION

The uniform rental and sales industry is highly competitive. The principal methods of competition in the industry are the quality of products, the quality of service and price. We believe that the top four companies in the uniform rental segment of the industry, including UniFirst, currently generate approximately 42% of the industry’s volume. Our leading competitors include Cintas Corporation, Aramark Corporation and G&K Services, Inc. The remainder of the market, however, is divided among more than 400 smaller businesses, many of which serve one or a limited number of markets or geographic service areas. In addition to our traditional rental competitors, we may increasingly compete in the future with businesses that focus on selling uniforms and other related items. We also compete with industry competitors for acquisitions.

MANUFACTURING AND SOURCING

We manufactured approximately 69% of all garments which we placed in service during fiscal 2012. These were primarily work pants and shirts manufactured at our plants in Cardenas, Ebano and Valles, which are located in San Luis Potosi, Mexico, as well as at subcontract manufacturers that the we utilize to supplement our manufacturing capacity in periods of high demand.  The balance of the garments used in our programs are purchased from a variety of industry suppliers. While we currently acquire the raw materials with which we produce our garments from a limited number of suppliers, we believe that such materials are readily available from other sources. To date, we have experienced no significant difficulty in obtaining any of our raw materials or supplies. Currently, we also manufacture approximately 70% of the mats we place in service at our plant in Cave City, Arkansas.

EMPLOYEES

At August 25, 2012, we employed approximately 11,000 persons. Approximately 2% of our United States employees are represented by a union pursuant to a collective bargaining agreement. We consider our employee relations to be good.

EXECUTIVE OFFICERS

Our executive officers are as follows:

NAME	AGE	POSITION
Ronald D. Croatti	69	Chairman of the Board, President, and Chief Executive Officer
Steven S. Sintros	38	Vice President and Chief Financial Officer
Cynthia Croatti	57	Executive Vice President and Treasurer
Bruce P. Boynton	64	Senior Vice President, Operations
David A. DiFillippo	55	Senior Vice President, Operations
David M. Katz	48	Vice President, Sales and Marketing

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

Ronald D. Croatti and Cynthia Croatti are siblings.

ENVIRONMENTAL MATTERS

We, like our competitors, are subject to various federal, state and local laws and regulations governing, among other things, air emissions, wastewater discharges, and the generation, handling, storage, transportation, treatment and disposal of hazardous wastes and other substances. In particular, industrial laundries currently use and must dispose of detergent waste water and other residues, and, in the past, used perchloroethylene and other dry cleaning solvents. We are attentive to the environmental concerns surrounding the disposal of these materials and have through the years taken measures to avoid their improper disposal. Over the years, we have settled, or contributed to the settlement of, actions or claims brought against us relating to the disposal of hazardous materials and there can be no assurance that we will not have to expend material amounts to remediate the consequences of any such disposal in the future. Further, under environmental laws, an owner or lessee of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances located on or in or emanating from such property, as well as related costs of investigation and property damage. Such laws often impose liability without regard to whether the owner or lessee knew of or was responsible for the presence of such hazardous or toxic substances. There can be no assurance that acquired or leased locations have been operated in compliance with environmental laws and regulations or that future uses or conditions will not result in the imposition of liability upon us under such laws or expose us to third-party actions such as tort suits. We continue to address environmental conditions under terms of consent orders negotiated with the applicable environmental authorities or otherwise with respect to sites located in, or related to, Woburn, Massachusetts, Somerville, Massachusetts, Springfield, Massachusetts, Uvalde, Texas, Stockton, California, three sites related to former operations in Williamstown, Vermont, as well as sites located in Goldsboro, North Carolina, Wilmington, North Carolina and Landover, Maryland.  For additional discussion refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the risk factor set forth in this Annual Report on Form 10-K.

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

The uniform rental and sales industry is highly competitive. The principal methods of competition in the industry are quality of products, quality of service and price. We believe that the top four companies in the uniform rental segment of the industry, including us, currently generate approximately 42% of the industry’s volume. Our leading competitors include Aramark Corporation, Cintas Corporation and G&K Services, Inc. The remainder of the market, however, is divided among more than 400 smaller businesses, many of which serve one or a limited number of markets or geographic service areas. In addition to our traditional rental competitors, we may increasingly compete in the future with businesses that focus on selling uniforms and other related items, including single-use disposable garments for use in the nuclear industry. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could have a material effect on our results of operations and financial condition. We also compete with industry competitors for acquisitions, which has the effect of increasing the price for acquisitions and reducing the number of acquisition candidates available to us. If we pay higher prices for businesses we acquire, our returns on investment and profitability may be reduced.

Adverse economic and business conditions continue to affect our customer base and may continue to negatively impact our sales and operating results.

We supply uniform services to many industries that have been subject to adverse economic and business conditions resulting in shifting employment levels, changes in worker productivity, uncertainty regarding the impacts of rehiring and shifts to offshore manufacturing.  As a result, many of our customers have reduced worker headcounts.  The economic hardships among our customer base have also caused, and may continue to cause, some of our customers to restrict expenditures or even cease to conduct business.  Lost accounts due to financial distress continue to be significant. All of these factors have, and are likely in the future to continue to have, the effect of reducing the number of employees utilizing our uniform services, which adversely affects our sales and results of operations. The current worldwide economic uncertainties and weakness may negatively impact our revenues and operating performance in fiscal 2013 and beyond due to the impact on spending plans and employment levels of our customers and sales prospects.

The expenses we incur to comply with environmental regulations, including costs associated with potential environmental remediation, may prove to be significant and could have a material adverse affect on our results of operations and financial condition.

We, like our competitors, are subject to various federal, state and local laws and regulations governing, among other things, air emissions, wastewater discharges, and the generation, handling, storage, transportation, treatment and disposal of hazardous wastes and other substances. In particular, industrial laundries currently use and must dispose of detergent waste water and other residues, and, in the past, used perchloroethylene and other dry cleaning solvents. We are attentive to the environmental concerns surrounding the disposal of these materials and have, through the years, taken measures to avoid their improper disposal.  Over the years, we have settled, or contributed to the settlement of, actions or claims brought against us relating to the disposal of hazardous materials and there can be no assurance that we will not have to expend material amounts to remediate the consequences of any such disposal in the future. Further, under environmental laws, an owner or lessee of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances located on or in or emanating from such property, as well as related costs of investigation and property damage. Such laws often impose liability without regard to whether the owner or lessee knew of or was responsible for the presence of such hazardous or toxic substances. There can be no assurance that acquired or leased locations have been operated in compliance with environmental laws and regulations or that future uses or conditions will not result in the imposition of liability upon us under such laws or expose us to third-party actions such as tort suits.

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

We have accrued certain costs related to the sites described above as it has been determined that the costs are probable and can be reasonably estimated. We continue to implement mitigation measures and to monitor environmental conditions at the Somerville, Massachusetts site. We also have potential exposure related to an additional parcel of land (the “Central Area”) related to the Woburn, Massachusetts site discussed above. Currently, the consent decree for the Woburn site does not define or require any remediation work in the Central Area. The United States Environmental Protection Agency (the “EPA”) has provided us and other signatories to the consent decree with comments on the design and implementation of groundwater and soil remedies at the Woburn site and investigation of environmental conditions in the Central Area.  We, and other signatories, have implemented and proposed to do additional work at the Woburn site but many of EPA’s comments remain to be resolved.  In addition, we have responded to requests from the EPA under the Clean Air Act for information regarding our handling of and operations with respect to the laundering of soiled towels.

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

Economic downturns and declines in consumption in our markets may affect the levels of both our sales and profitability.  The domestic and global economies and financial and credit markets continue to experience declines or slow growth, general uncertainty and high unemployment.  In addition, there continues to be diminished liquidity and credit availability.  We believe these conditions have not materially impacted our financial position or liquidity as of August 25, 2012.  However, we could be negatively impacted if these conditions continue for a sustained period of time, or if there is further deterioration in financial markets and major economies.  The current tight credit conditions in financial markets may continue to adversely affect the ability of our customers and suppliers to obtain financing, which could result in a decrease in, or cancellation of, our services.  In addition, weakening economic conditions and outlook may result in a further decline in the level of our customers’ spending that could adversely affect our results of operations and liquidity.  We are unable to predict the likely duration and severity of the current disruption, weakness and uncertainty in the domestic and global financial markets, including the current market disruptions in Europe, and the related adverse economic conditions.

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

A portion of our sales is derived from international markets. Revenue denominated in currencies other than the U.S. dollar represented approximately 9% of total consolidated revenues for each of fiscal 2012, 2011 and 2010. The operating results of our international subsidiaries are translated into U.S. dollars and such results are affected by movements in foreign currencies relative to the U.S. dollar. Our international operations are also subject to other risks, including the requirement to comply with changing and conflicting national and local regulatory requirements; potential difficulties in staffing and labor disputes; managing and obtaining support and distribution for local operations; credit risk or financial condition of local customers; potential imposition of restrictions on investments; potentially adverse tax consequences, including imposition or increase of withholding and other taxes on remittances and other payments by subsidiaries; foreign exchange controls; and local political and social conditions. There can be no assurance that the foregoing factors will not have an adverse effect on our international operations or on our consolidated financial condition and results of operations. We own and operate manufacturing facilities in Mexico. Violence, crime and instability in Mexico has had, and may continue to have, an adverse affect on our operations, including the hijacking of our trucks and the implementation of security measures to protect our employees.  We are not insured against such criminal attacks and there can be no assurance that losses that could result from an attack on our trucks or our personnel would not have a material adverse effect on our business, results of operations and financial condition.  Operations in developing nations present several additional risks, including greater fluctuation in currencies relative to the U.S. dollar, economic and governmental instability, civil disturbances, volatility in gross domestic production, Foreign Corrupt Practice Act compliance issues and nationalization and expropriation of private assets.

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

Our failure to properly and efficiently design, construct, implement and operate our new customer relationship management computer system could adversely affect our operations and financial performance.

We are in the process of modernizing our customer relationship management (CRM) computer systems.  The new system will combine ERP solutions and custom-built applications to address, among other areas, account management, billing and customer service.  The new system is intended to improve functionality and information flow and increase automation in servicing our customers.  As with any major new computer system that includes custom applications, there are risks inherent in the design, construction, implementation and operation of our new CRM system.  These risks include the potential failures to properly design the system, to efficiently construct and implement the system and to effectively operate the system.  We are using well-regarded third-party consultants to assist us in this process.  While we believe that our new CRM system will provide the anticipated information technology and customer service enhancements we expect, no assurances can be given in this regard.  The failure to properly and efficiently complete and operate the new system could disrupt our operations and adversely affect our financial results.

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

We manufactured approximately 69% of all garments which we placed in service during fiscal 2012. These were primarily work pants and shirts manufactured at our plants in Cardenas, Ebano and Valles, which are located in San Luis Potosi, Mexico as well as at subcontract manufacturers that the we utilize to supplement our manufacturing capacity in periods of high demand. The balance of the garments used in our programs are purchased from a variety of industry suppliers. While we currently acquire the raw materials with which we produce our garments from a limited number of suppliers, we believe that such materials are readily available from other sources. To date, we have experienced no significant difficulty in obtaining any of our raw materials or supplies. However, if we were to experience difficulty obtaining any of our raw materials from such suppliers and were unable to obtain new materials or supplies from other industry suppliers, it could adversely affect our results of operations.

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

As of October 12, 2012, to the Company’s knowledge, the members of the Croatti family owned, directly or indirectly, in the aggregate approximately 411,087 shares of our Common Stock and approximately 4,885,277 shares of our Class B Common Stock, which represents approximately 26.5% of the aggregate number of outstanding shares of our Common Stock and Class B Common Stock, but approximately 77.1% of the combined voting power of the outstanding shares of our Common Stock and Class B Common Stock.  As a result, the members of the Croatti family, acting with other family members, could effectively control most matters requiring approval by our shareholders, including the election of a majority of the directors. While historically the members of the Croatti family have individually voted their respective shares of Class B Common Stock in the same manner, there is no contractual understanding requiring this and there is no assurance that the family members will continue to individually vote their shares of Class B Common Stock in the same manner. This voting control by the members of the Croatti family, together with certain provisions of our by-laws and articles of organization, could have the effect of delaying, deferring or preventing a change in control of our Company that would otherwise be beneficial to our public shareholders.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of August 25, 2012, we owned or leased approximately 240 facilities containing an aggregate of approximately 5.8 million square feet located in the United States, Canada, Mexico and Europe. We owned 116 of these facilities, containing approximately 4.6 million square feet. These facilities include our 320,000 square foot Owensboro, Kentucky distribution center and almost all of our industrial laundry processing plants. We believe our industrial laundry facilities are among the most modern in the industry.

We own substantially all of the machinery and equipment used in our operations. We believe that our facilities and our production, cleaning and decontamination equipment have been well maintained and are adequate for our present needs. We also own a fleet of approximately 3,000 delivery vans, trucks and other vehicles.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

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

	Price Per Share		Dividends Per Share
	High	Low	Common Stock	Class B Common Stock
Year ended August 25, 2012
First Quarter	$55.40	$43.82	$0.0375	$0.0300
Second Quarter	62.48	54.07	0.0375	0.0300
Third Quarter	61.92	57.04	0.0375	0.0300
Fourth Quarter	68.68	56.24	0.0375	0.0300

	Price Per Share		Dividends Per Share
	High	Low	Common Stock	Class B Common Stock
Year ended August 27, 2011
First Quarter	$52.14	$39.26	$0.0375	$0.0300
Second Quarter	57.59	51.27	0.0375	0.0300
Third Quarter	57.26	50.09	0.0375	0.0300
Fourth Quarter	60.49	45.88	0.0375	0.0300

The approximate number of shareholders of record of our Common Stock and Class B Common Stock as of October 12, 2012 was 75 and 24, respectively. We believe that the number of beneficial owners of our Common Stock is substantially greater than the number of record holders because a large portion of our Common Stock is held of record in broker ‘‘street names.’’

We have paid regular quarterly dividends since 1983 and intend to continue such policy subject to, among other factors, our earnings, financial condition, capital requirements and tax law changes.  No dividends will be payable unless declared by our Board of Directors and then only to the extent funds are legally available for the payment of such dividends. In the event that our Board of Directors votes to pay a dividend, our Common Stock must receive a dividend equal to no less than 125% of any dividend paid on the Class B Common Stock. On July 2, 2012, our Board of Directors declared a quarterly dividend of $0.0375 and $0.0300 per share on our Common Stock and Class B Common Stock, respectively, which was paid on October 1, 2012 to shareholders of record on September 10, 2012.

The following table sets forth information concerning our equity compensation plans as of August 25, 2012.

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options and stock appreciation rights	Weighted average exercise price of outstanding options and stock appreciation rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities referenced in column (a))
	(a)
Equity compensation plans approved by security holders	560,270	$41.74	482,080
Equity compensation plans not approved by security holders	—	N/A	—
Total	560,270	$41.74	482,080

Stock Performance Graph

Set forth below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on our Common Stock, based on the market price of our Common Stock, with the cumulative total shareholder return of a peer group and of companies within the Standard & Poor’s 500 Stock Index, in each case assuming reinvestment of dividends. The calculation of cumulative total shareholder return assumes a $100 investment in our Common Stock, the peer group and the S&P 500 Stock Index on August 31, 2007. The peer group is composed of Cintas Corporation and G & K Services, Inc.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements and Notes to Consolidated Financial Statements included in Item 8.

The selected consolidated balance sheet data set forth below as of August 25, 2012 and August 27, 2011 and the selected consolidated income statement data for the three years in the period ended August 25, 2012 are derived from our audited Consolidated Financial Statements included in this Annual Report on Form 10-K. All other selected consolidated financial data set forth below are derived from our audited financial statements not included in this Annual Report on Form 10-K. Current accounting guidance requires the income per share for each class of common stock to be calculated assuming 100% of our earnings are distributed as dividends to each class of common stock based on their respective dividend rights. Our Common Stock has a 25% dividend preference to our Class B Common Stock. The Class B Common Stock, which has ten votes per share as opposed to one vote per share for the Common Stock, is not freely transferable but may be converted at any time on a one-for-one basis into Common Stock at the option of the holder of the Class B Common Stock.

Five Year Financial Summary
UniFirst Corporation and Subsidiaries

Fiscal Year Ended August (In thousands, except per share data)	2012	2011	2010	2009	2008
Selected Balance Sheet Data:
Total assets	$1,240,534	$1,141,520	$1,092,295	$1,002,099	$981,667
Long-term debt	$104,685	$120,296	$181,464	$182,015	$235,539
Shareholders' equity	$896,925	$797,942	$708,050	$627,035	$556,770

Selected Income Statement Data:
Revenues	$1,256,289	$1,134,126	$1,025,939	$1,013,416	$1,023,175
Depreciation and amortization	$66,439	$64,733	$61,477	$57,789	$53,784
Income from operations	$151,108	$123,973	$130,272	$134,036	$108,638
Other expense, net	$374	$3,401	$7,420	$7,571	$9,939
Provision for income taxes	$55,745	$44,086	$46,444	$50,613	$37,721

Net income	$94,989	$76,486	$76,408	$75,852	$60,978

Income per share:
Basic - Common stock	$5.02	$4.05	$4.11	$4.14	$3.33
Basic - Class B Common Stock	$4.01	$3.24	$3.29	$3.31	$2.66
Diluted - Common stock	$4.76	$3.85	$3.90	$3.92	$3.15

Dividends per share:
Common stock	$0.15	$0.15	$0.15	$0.15	$0.15
Class B Common Stock	$0.12	$0.12	$0.12	$0.12	$0.12

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

We continue to expand into additional geographic markets through acquisitions and organic growth.  We currently service over 240,000 customer locations in the United States, Canada and Europe from 219 customer service, distribution and manufacturing facilities.

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

Approximately 89% of our revenues in fiscal 2012 were derived from US and Canadian Rental and Cleaning, and Corporate. A key driver of this business is the number of workers employed by our customers. Our revenues are directly impacted by fluctuations in these employment levels. Revenues from Specialty Garments, which accounted for 8% of our 2012 revenues, increase during outages and refueling by nuclear power plants, as garment usage increases at these times. First Aid represented 3% of our total revenue in fiscal 2012.

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

We complete our annual impairment test in the fourth quarter of each fiscal year and there have been no impairments of goodwill or other intangible assets in fiscal 2012, 2011 or 2010.

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

Property, plant and equipment, and definite-lived intangible assets are depreciated or amortized over their useful lives. Useful lives are based on our estimates of the period that the assets will generate revenue. Long-lived assets are evaluated for impairment whenever events or circumstances indicate an asset may be impaired. There were no impairments of property, plant and equipment, or definite-lived intangible assets in fiscal 2012, 2011 or 2010.

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

The estimated liability for environmental contingencies has been discounted using risk-free interest rates ranging from 1.7% to 2.8% over periods ranging from ten to thirty years. The estimated current costs, net of legal settlements with insurance carriers, have been adjusted for the estimated impact of inflation at 3% per year. Changes in enacted laws, regulatory orders or decrees, our estimates of costs, risk-free interest rates, insurance proceeds, participation by other parties, the timing of payments and the input of our attorneys and outside consultants based on changing legal or factual circumstances could have a material impact on the amounts recorded for our environmental and other contingent liabilities. Refer to Note 11, “Commitments and Contingencies”, of our Consolidated Financial Statements for additional discussion and analysis.

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

Our hedging activities are transacted only with highly rated institutions, which reduces our exposure to credit risk in the event of nonperformance.  As of August 25, 2012 and August 27, 2011, we had no outstanding derivative instruments.

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

Results of Operations

The following table presents, as a percent of total revenue, certain selected financial data for our three fiscal years ended August 25, 2012, August 27, 2011 and August 28, 2010.

							% Change
(In thousands, except for percentages)	FY 2012	% of Revenues	FY 2011	% of Revenues	FY 2010	% of Revenues	FY 2012 vs. FY 2011	FY 2011 vs. FY 2010
Revenues	$1,256,289	100.0%	$1,134,126	100.0%	$1,025,939	100.0%	10.8%	10.5%

Costs and expenses:
Cost of revenue (1)	797,944	63.5	712,309	62.8	620,727	60.5	12.0	14.8
Selling and administrative expenses (1)	240,798	19.2	233,111	20.6	213,463	20.8	3.3	9.2
Depreciation and amortization	66,439	5.3	64,733	5.7	61,477	6.0	2.6	5.3
	1,105,181	88.0	1,010,153	89.1	895,667	87.3	9.4	12.8

Income from operations	151,108	12.0	123,973	10.9	130,272	12.7	21.9	-4.8
Other expense (income)	374	0.0	3,401	0.3	7,420	0.7	-89.0	-54.2

Income before income taxes	150,734	12.0	120,572	10.6	122,852	12.0	25.0	-1.9
Provision for income taxes	55,745	4.4	44,086	3.9	46,444	4.5	26.4	-5.1

Net income	$94,989	7.6%	$76,486	6.7%	$76,408	7.4%	24.2%	0.1%

(1) Exclusive of depreciation on our property, plant and equipment and amortization of our intangible assets.

Revenues and income (loss) from operations by reporting segment for the three fiscal years ended August 25, 2012, August 27, 2011, and August 28, 2010, are presented in the following table. Refer to Note 15, “Segment Reporting”, of our Consolidated Financial Statements for discussion of our reporting segments.

	Fiscal year ended August
(In thousands)	2012	2011	2010
Segment Information
Revenues
US and Canadian Rental and Cleaning	$1,099,421	$986,028	$899,791
MFG	160,421	160,042	99,256
Net intercompany MFG elimination	(160,421)	(160,042)	(99,256)
Corporate	12,902	10,929	8,074
Subtotal: Core Laundry Operations	1,112,323	996,957	907,865
Specialty Garments	102,758	103,322	88,001
First Aid	41,208	33,847	30,073
Total consolidated revenues	$1,256,289	$1,134,126	$1,025,939
Income (loss) from operations
US and Canadian Rental and Cleaning	$164,793	$144,431	149,464
MFG	50,036	48,839	35,970
Net intercompany MFG elimination	(5,168)	(8,807)	(5,982)
Corporate	(76,376)	(78,738)	(65,106)
Subtotal: Core Laundry Operations	133,285	105,725	114,346
Specialty Garments	13,460	15,292	13,891
First Aid	4,363	2,956	2,035
Total income from operations	$151,108	$123,973	$130,272

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

As part of our recent revenue growth, we have been experiencing increased merchandise costs.  This increase has been primarily due to our increased investment in merchandise to the levels needed to support our growing wearer base.  During fiscal 2009 and early fiscal 2010, our results of operations benefited from our utilization of used garments that our customers returned to us as a result of reductions in their workforces. Since then, we have put significantly more new garments into service to meet the day-to-day needs of our existing wearer base.  In addition, increased new account sales, including some larger national accounts, have also required us to make a large initial investment in merchandise. The increased merchandise cost is also the result of strong growth in our flame resistant and high visibility product lines.  This growth is the result of increased oil and natural gas exploration as well as enhanced regulatory requirements that have caused uniform wearers in a number of industries to convert to these more protective garments.

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

The current worldwide economic uncertainty may negatively impact our revenues and operating performance in fiscal 2013 and beyond due to the impact on spending plans and employment levels of our customers and sales prospects.  Throughout fiscal 2012, U.S. and Canadian unemployment rates remained high, which had a negative effect on wearer levels and, as a result, on our business.

Fiscal Year Ended August 25, 2012 Compared with Fiscal Year Ended August 27, 2011

Revenues
	August 25,	August 27,	Dollar	Percent
	2012	2011	Change	Change
	(In thousands, except percentages)

Core Laundry Operations	$1,112,323	$996,957	$115,366	11.6%
Specialty Garments	102,758	103,322	(564)	-0.5
First Aid	41,208	33,847	7,361	21.7
Total consolidated revenues	$1,256,289	$1,134,126	$122,163	10.8%

In fiscal 2012, our consolidated revenues increased by $122.2 million from the comparable period in 2011, or 10.8%.  This increase was primarily driven by a $115.4 million increase in our core laundry operations. Core laundry revenues increased to $1.112 billion in fiscal 2012 from $997.0 million in fiscal 2011, or 11.6%.  This increase was primarily attributable to positive organic growth of 10.8%.  Organic growth is comprised of new sales, additions to our existing customer base and price increases, offset by lost accounts and reductions to our existing customer base. Organic growth in fiscal 2012 was impacted by strong new accounts sales as well as an improved overall pricing environment.  Strong growth in our flame resistant and high visibility product lines also contributed to our top line gains.  Wearer levels at our existing accounts for the year were effectively flat, which reflects the impact of continued high unemployment.  The positive organic growth in our core laundry operations was accompanied by positive acquisition-related growth of 1.0% and was partially offset by the effect of an unfavorable fluctuation in the Canadian foreign exchange rate, which accounted for a 0.2% decrease in revenue during fiscal year 2012.

Specialty Garments’ revenue decreased from $103.3 million in fiscal 2011 to $102.8 million in fiscal 2012, or 0.5%.  The decrease was primarily the result of the completion of two large power reactor rebuild projects. First Aid revenues increased 21.7%, from $33.8 million in fiscal 2011 to $41.2 million in fiscal 2012.  This increase was the result of improved performance from each of the segment’s operations: the wholesale distribution, pill packaging, and van-based operations.

Cost of revenues

Cost of revenues increased from 62.8% of revenues, or $712.3 million, in fiscal 2011 to 63.5% of revenues, or $797.9 million, in fiscal 2012.  This increase was primarily the result of higher merchandise costs.  Partially offsetting these higher merchandise costs were lower energy costs.  In addition, due to the strong revenue growth, the Company benefited from lower payroll, payroll-related and other production costs as a percentage of revenues.

Selling and administrative expense

Our selling and administrative expenses decreased to 19.2% of revenues, or $240.8 million, in fiscal 2012 from 20.6% of revenues, or $233.1 million, in fiscal 2011.  This decrease was due principally to lower payroll and payroll-related costs as a percent of revenues, primarily due to the strong revenue growth we experienced in fiscal 2012.  Fiscal 2012 results also benefited from a settlement we entered into during our third fiscal quarter of 2012 related to environmental litigation that resulted in us recognizing a pre-tax gain of approximately $6.7 million.

Depreciation and amortization

Our depreciation and amortization expense was $66.4 million, or 5.3% of revenues, in fiscal 2012 compared to $64.7 million, or 5.7% of revenues in fiscal 2011.  Depreciation and amortization expense increased due to capital expenditure and acquisition activity but decreased as a percentage of revenues due to the strong revenue growth we experienced in fiscal 2012.

Income from operations

For the year ended August 25, 2012, the changes in revenues in our core laundry operations, Specialty Garments and First Aid segments, as well as the changes in our costs discussed above, resulted in the following changes in our income from operations:

	August 25,	August 27,	Dollar	Percent
	2012	2011	Change	Change
	(In thousands, except percentages)

Core Laundry Operations	$133,285	$105,725	$27,560	26.1%
Specialty Garments	13,460	15,292	(1,832)	-12.0
First Aid	4,363	2,956	1,407	47.6
Total consolidated income from operations	$151,108	$123,973	$27,135	21.9%
Percentage of total revenues	12.0%	10.9%

Other expense (income)

Other expense (income), which includes interest expense, interest income and foreign currency exchange (gain) loss, decreased by $3.0 million to $0.4 million in fiscal 2012 compared to $3.4 million in fiscal 2011.  In fiscal 2012, we had net interest income of $0.6 million compared to net interest expense of $4.2 million in fiscal 2011 primarily due to our repayment of $75.0 million in fixed-rate notes in June 2011 as well as the effect of an interest rate swap that matured in March 2011. This benefit was offset by foreign exchange losses of $1.0 million in fiscal 2012 compared to foreign exchange gains of $0.8 million in fiscal 2011.

Provision for income taxes

Our effective tax rate was 37.0% for fiscal 2012 compared to 36.6% for fiscal 2011.  This increase was primarily due to the fact that the 2011 rate benefited from the reversal of tax contingency reserves related to the resolution of certain state tax audits.

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

Liquidity and Capital Resources

General

For the fiscal year ended August 25, 2012, we had a net increase in cash and cash equivalents of $71.3 million.  As of August 25, 2012, we had cash and cash equivalents of $120.1 million and working capital of $342.2 million. We believe that current cash and cash equivalent balances, cash generated from operations and amounts available under our Credit Agreement (defined below) will be sufficient to meet our current anticipated working capital and capital expenditure requirements for at least the next 12 months.

Sources and uses of cash

During the fiscal year ended August 25, 2012, we generated cash from operating activities of $161.7 million resulting primarily from net income of $95.0 million, net of non-cash amounts charged for depreciation, amortization and accretion of $67.9 million and share based compensation of $6.7 million.  We also generated cash as a result of decreases in prepaid taxes of $11.4 million, increases in accounts payables and accruals of $1.8 million and decreases in inventories of $0.6 million.  Our cash inflows were partially offset by increases in rental merchandise in service of $12.0 million, increases in accounts receivables of $7.6 million, and increases in prepaid expenses of $1.8 million.  We used cash to, among other things, invest $74.5 million in capital expenditures and pay down debt in the amount of approximately $15.4 million.

We have accumulated $56.3 million in cash outside the United States that is expected to be invested indefinitely outside the United States.  If these funds were distributed to the U.S. in the form of dividends, the Company would be subject to additional U.S. income taxes.

Long-term debt and borrowing capacity

On May 5, 2011, we entered into a $250.0 million unsecured revolving credit agreement (the “Credit Agreement”) with a syndicate of banks, which matures on May 4, 2016.  Under the Credit Agreement, we are able to borrow funds at variable interest rates based on, at our election, the Eurodollar rate or a base rate, plus in each case a spread based on our consolidated funded debt ratio.  Availability of credit requires compliance with certain financial and other covenants, including a maximum consolidated funded debt ratio and minimum consolidated interest coverage ratio as defined in the Credit Agreement.  We test our compliance with these financial covenants on a fiscal quarterly basis. At August 25, 2012, the interest rates applicable to our borrowings under the Credit Agreement would be calculated as LIBOR plus 100 basis points at the time of the respective borrowing.  As of August 25, 2012, we had no outstanding borrowings, letters of credit amounting to $43.7 million and $206.3 million available for borrowing under the Credit Agreement.

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

As of August 25, 2012, we were in compliance with all covenants under the Credit Agreement and the 2006 Note Agreement.

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

Environmental and Legal Contingencies

We are subject to various federal, state and local laws and regulations governing, among other things, air emissions, wastewater discharges, and the generation, handling, storage, transportation, treatment and disposal of hazardous wastes and other substances. In particular, industrial laundries currently use and must dispose of detergent waste water and other residues, and, in the past, used perchloroethylene and other dry cleaning solvents. We are attentive to the environmental concerns surrounding the disposal of these materials and have, through the years, taken measures to avoid their improper disposal. Over the years, we have settled, or contributed to the settlement of, actions or claims brought against us relating to the disposal of hazardous materials and there can be no assurance that we will not have to expend material amounts to remediate the consequences of any such disposal in the future.

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

We have accrued certain costs related to the sites described above as it has been determined that the costs are probable and can be reasonably estimated. We continue to implement mitigation measures and to monitor environmental conditions at the Somerville, Massachusetts site. We also have potential exposure related to an additional parcel of land (the “Central Area”) related to the Woburn, Massachusetts site discussed above. Currently, the consent decree for the Woburn site does not define or require any remediation work in the Central Area. The United States Environmental Protection Agency (the “EPA”) has provided us and other signatories to the consent decree with comments on the design and implementation of groundwater and soil remedies at the Woburn site and investigation of environmental conditions in the Central Area.  We, and other signatories, have implemented and proposed to do additional work at the Woburn site but many of the EPA’s comments remain to be resolved.  We have accrued costs to perform certain work responsive to EPA's comments.  In addition, in April 2011, we have responded to requests from the EPA under the Clean Air Act for information regarding our handling of and operations with respect to the laundering of soiled towels.

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

There is usually a range of reasonable estimates of the costs associated with each site. Our accruals represent the amount within the range that constitutes our best estimate. When we believe that both the amount of a particular liability and the timing of the payments are reliably determinable, we adjust the cost in current dollars using a rate of 3% for inflation until the time of expected payment and discount the cost to present value using current risk-free interest rates. As of August 25, 2012, the risk-free interest rates we utilized ranged from 1.7% to 2.8%.

For environmental liabilities that have been discounted, we include interest accretion, based on the effective interest method, in selling and administrative expenses on the Consolidated Statements of Income. The changes to the amounts of our environmental liabilities for the years ended August 25, 2012 and August 27, 2011 are as follows (in thousands):

Year ended	August 25, 2012	August 27, 2011
Beginning balance	$18,368	$18,986
Costs incurred for which reserves have been provided	(1,277)	(2,485)
Insurance proceeds received	209	203
Interest accretion	631	681
Changes in discount rates	1,346	284
Revisions in estimates	743	699

Ending balance	$20,020	$18,368

Anticipated payments and insurance proceeds of currently identified environmental remediation liabilities as of August 25, 2012 for the next five fiscal years and thereafter, as measured in current dollars, are reflected below (in thousands).

Fiscal year ended August	2013	2014	2015	2016	2017	Thereafter	Total
Estimated costs – current dollars	$5,259	$2,470	$1,437	$950	$752	$11,860	$22,728

Estimated insurance proceeds	(159)	(173)	(159)	(173)	(159)	(1,743)	(2,566)

Net anticipated costs	$5,100	$2,297	$1,278	$777	$593	$10,117	$20,162

Effect of inflation							6,703
Effect of discounting							(6,845)

Balance as of August 25, 2012							$20,020

Estimated insurance proceeds are primarily received from an annuity received as part of our legal settlement with an insurance company. Annual proceeds of approximately $0.3 million are deposited into an escrow account which funds remediation and monitoring costs for three sites related to our former operations in Williamstown, Vermont. Annual proceeds received but not expended in the current year accumulate in this account and may be used in future years for costs related to this site through the year 2027. As of August 25, 2012, the balance in this escrow account, which is held in a trust and is not recorded in our Consolidated Balance Sheet, was approximately $3.2 million. Also included in estimated insurance proceeds are amounts we are entitled to receive pursuant to legal settlements as reimbursements from three insurance companies for estimated costs at the site in Uvalde, Texas.

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

Contractual Obligations and Other Commercial Commitments

The following information is presented as of August 25, 2012 (in thousands).

Payments Due by Fiscal Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Private placement	$100,000	$—	$100,000	$—	$—
Other debt	4,685	4,530	—	—	155

Total debt	104,685	4,530	100,000	—	155
Retirement plan benefit payments	24,700	1,146	2,233	2,530	18,791
Operating leases	22,446	6,401	8,606	5,192	2,247

Total contractual cash obligations	$151,831	$12,077	$110,839	$7,722	$21,193

We have uncertain tax positions that are reserved totaling $1.1 million as of August 25, 2012 that are excluded from the above table as we cannot make a reasonably reliable estimate of the period of cash settlement with the respective taxing authority.

As discussed above under “Long-Term Debt and Borrowing Capacity”, as of August 25, 2012, we had borrowing capacity of $250.0 million under our Credit Agreement, of which approximately $206.3 million was available for borrowing. Also, as of such date, we had no outstanding borrowings and letters of credit of $43.7 million.  All letters of credit expire in less than one year.

Off Balance Sheet Arrangements

At August 25, 2012 and August 27, 2011, we did not have any off balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Securities and Exchange Commission Regulation S-K.

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

Energy Costs

Significant increases in energy costs, specifically with respect to natural gas and gasoline, can materially affect our results of operations and financial condition. During fiscal 2012, our energy costs, which include fuel, natural gas, and electricity, represented 5.2% of our total revenue.

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

In September 2011, the FASB issued updated guidance applicable to nongovernmental employers that participate in multiemployer pension and other postretirement benefit plans. The revised accounting rules will require enhanced disclosures relating to an employer’s participation in a multiemployer pension plan, but more limited disclosures for multiemployer plans that provide postretirement benefits other than pensions. This guidance was effective for our fiscal year ending August 25, 2012.  The adoption of this guidance did not have a material impact on our Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

We have determined that all of our foreign subsidiaries operate primarily in local currencies that represent the functional currencies of such subsidiaries. All assets and liabilities of our foreign subsidiaries are translated into U.S. dollars using the exchange rate prevailing at the balance sheet date. The effect of exchange rate fluctuations on the translation of assets and liabilities are recorded as a component of shareholders’ equity. Revenues and expenses are translated at the average exchange rates in effect during each month of the fiscal year. As such, our financial condition and operating results are affected by fluctuations in the value of the U.S. dollar as compared to currencies in foreign countries.  Revenues denominated in currencies other than the U.S. dollar represented approximately 9% of total consolidated revenues for the fiscal years ended August 25, 2012, August 27, 2011 and August 28, 2010.  Total assets denominated in currencies other than the U.S. dollar represented approximately 11%, 11% and 10% of total consolidated assets at August 25, 2012, August 27, 2011 and August 28, 2010, respectively. If exchange rates had increased or decreased by 10% from the actual rates in effect during the year ended August 25, 2012, our revenues and assets for the year ended and as of August 25, 2012 would have increased or decreased by approximately $11.2 million and $13.8 million, respectively.

We do not operate a hedging program to mitigate the effect of a significant change in the value of our foreign subsidiaries functional currencies, which include the Canadian Dollar, Euro, British Pound, and Mexican Peso, as compared to the U.S. dollar. Any gains or losses resulting from foreign currency transactions, including exchange rate fluctuations on intercompany accounts are reported as transaction (gains) losses in our other expense (income). The intercompany payables and receivables are denominated in Canadian Dollars, Euros, British Pounds and Mexican Pesos. During the year ended August 25, 2012, transaction losses included in other expense (income) was approximately $1.0 million. If the exchange rates had changed by 10% during the year ended August 25, 2012, we would have recognized exchange gains or losses of approximately $1.1 million.

Interest Rate Sensitivity

We are exposed to market risk from changes in interest rates which may adversely affect our financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, we manage these exposures through our regular operating and financing activities. We are exposed to interest rate risk primarily through our borrowings under our Credit Agreement with a syndicate of banks and our Floating Rate Notes which were purchased by a group of insurance companies pursuant to the 2006 Note Agreement. Under both agreements, we borrow funds at variable interest rates based on the Eurodollar rate or LIBOR rates. If the LIBOR and Eurodollar rates fluctuated by 10% from the actual rates in effect during the year ended August 25, 2012, our interest expense would have fluctuated by approximately $0.1 million from the interest expense recognized for the year ended August 25, 2012.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Statements of Income
UniFirst Corporation and Subsidiaries

Year ended (In thousands, except per share data)	August 25, 2012	August 27, 2011	August 28, 2010
Revenues	$1,256,289	$1,134,126	$1,025,939

Operating expenses:
Cost of revenues (1)	797,944	712,309	620,727
Selling and administrative expenses (1)	240,798	233,111	213,463
Depreciation and amortization	66,439	64,733	61,477
Total operating expenses	1,105,181	1,010,153	895,667

Income from operations	151,108	123,973	130,272

Other expense (income):
Interest expense	2,132	6,738	8,778
Interest income	(2,738)	(2,552)	(2,104)
Foreign exchange (gain) loss	980	(785)	746
Total other expense	374	3,401	7,420

Income before income taxes	150,734	120,572	122,852
Provision for income taxes	55,745	44,086	46,444

Net income	$94,989	$76,486	$76,408

Income per share – Basic:
Common Stock	$5.02	$4.05	$4.11
Class B Common Stock	$4.01	$3.24	$3.29

Income per share – Diluted:
Common Stock	$4.76	$3.85	$3.90

Income allocated to – Basic:
Common Stock	$74,643	$59,944	$59,921
Class B Common Stock	$18,630	$15,104	$15,875

Income allocated to – Diluted:
Common Stock	$93,358	$75,118	$75,827

Weighted average number of shares outstanding – Basic:
Common Stock	14,882	14,791	14,570
Class B Common Stock	4,643	4,658	4,823

Weighted average number of shares outstanding – Diluted:
Common Stock	19,616	19,532	19,458

Dividends per share:
Common Stock	$0.15	$0.15	$0.15
Class B Common Stock	$0.12	$0.12	$0.12

(1) Exclusive of depreciation on the Company’s property, plant and equipment and amortization of its intangible assets.

The accompanying notes are an integral part of these
Consolidated Financial Statements.

Consolidated Balance Sheets
UniFirst Corporation and Subsidiaries

(In thousands, except share and par value data)	August 25, 2012	August 27, 2011
Assets
Current Assets:
Cash and cash equivalents	$120,123	$48,812
Receivables, less reserves of $5,152 and $4,201 respectively	135,327	128,377
Inventories	75,420	76,460
Rental merchandise in service	138,284	126,536
Prepaid and deferred income taxes	12,785	11,358
Prepaid expenses	5,741	3,647

Total current assets	487,680	395,190

Property, plant and equipment:
Land, buildings and leasehold improvements	355,568	346,738
Machinery and equipment	425,274	393,530
Motor vehicles	141,370	129,762

Total property, plant and equipment	922,212	870,030
Less -- accumulated depreciation	510,008	474,963

Total property, plant and equipment, net	412,204	395,067

Goodwill	288,137	288,249
Customer contracts, net	48,580	57,890
Other intangible assets, net	1,951	3,015
Other assets	1,982	2,109
Total assets	$1,240,534	$1,141,520

Liabilities and shareholders' equity
Current liabilities:
Current maturities of long-term debt	$4,530	$20,133
Accounts payable	52,340	56,064
Accrued liabilities	80,475	76,630
Accrued income taxes	8,180	—

Total current liabilities	145,525	152,827

Long-term liabilities:
Long-term debt, net of current maturities	100,155	100,163
Accrued liabilities	43,420	39,698
Accrued and deferred income taxes	54,509	50,890

Total long-term liabilities	198,084	190,751

Commitments and Contingencies (Note 11)
Shareholders' equity:
Preferred Stock, $1.00 par value; 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $0.10 par value; 30,000,000 shares authorized; 15,064,069 and 14,987,371 issued and outstanding in 2012 and 2011, respectively	1,506	1,499
Class B Common Stock, $0.10 par value; 20,000,000 shares authorized; 4,885,277 and 4,887,777 issued and outstanding in 2012 and 2011, respectively	488	488
Capital surplus	42,984	33,588
Retained earnings	844,676	752,530
Accumulated other comprehensive income	7,271	9,837

Total shareholders' equity	896,925	797,942

Total liabilities and shareholders’ equity	$1,240,534	$1,141,520

The accompanying notes are an integral part of these
Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Equity
UniFirst Corporation and Subsidiaries

(In thousands)	Common Shares	Class B Common Shares	Common Stock	Class B Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity

Balance, August 29, 2009	14,435	4,933	$1,443	$493	$20,137	$605,262	$(300)	$627,035
Net income	—	—	—	—	—	76,408	—	76,408
Pension benefit liabilities, net (1)	—	—	—	—	—	—	(847)	(847)
Foreign currency translation	—	—	—	—	—	—	1,801	1,801
Change in interest rate swap, net (1)	—	—	—	—	—	—	1,209	1,209
Comprehensive income								78,571
Dividends declared	—	—	—	—	—	(2,794)	—	(2,794)
Shares converted	20	(20)	2	(2)	—	—	—	—
Share-based compensation	412	—	41	—	3,621	—	—	3,662
Stock options exercised, net (1)	46	—	5	—	1,571	—	—	1,576

Balance, August 28, 2010	14,913	4,913	$1,491	$491	$25,329	$678,876	$1,863	$708,050
Net income	—	—	—	—	—	76,486	—	76,486
Pension benefit liabilities, net (1)	—	—	—	—	—	—	420	420
Foreign currency translation	—	—	—	—	—	—	6,562	6,562
Change in interest rate swap, net (1)	—	—	—	—	—	—	992	992
Comprehensive income								84,460
Dividends declared	—	—	—	—	—	(2,832)	—	(2,832)
Shares converted	26	(26)	3	(3)	—	—	—	—
Share-based compensation	6	—	1	—	6,731	—	—	6,732
Stock options exercised, net (1)	42	—	4	—	1,528	—	—	1,532

Balance, August 27, 2011	14,987	4,887	$1,499	$488	$33,588	$752,530	$9,837	$797,942
Net income	—	—	—	—	—	94,989	—	94,989
Pension benefit liabilities, net (1)	—	—	—	—	—	—	(362)	(362)
Foreign currency translation	—	—	—	—	—	—	(2,204)	(2,204)
Comprehensive income								92,423
Dividends declared	—	—	—	—	—	(2,843)	—	(2,843)
Shares converted	3	(3)	—	—	—	—	—	—
Share-based compensation, net (2)	1	—	—	—	6,578	—	—	6,578
Stock options exercised, net (1)	73	—	7	—	2,818	—	—	2,825
Balance, August 25, 2012	15,064	4,884	$1,506	$488	$42,984	$844,676	$7,271	$896,925

(1)	These amounts are shown net of the effect of income taxes.
(2)	These amount shown are net of shares withheld by the Company to satisfy certain tax withholdings obligations in connection with the vesting of certain shares of restricted stock.

The accompanying notes are an integral part of these
Consolidated Financial Statements.

Consolidated Statements of Cash Flows
UniFirst Corporation and Subsidiaries

Year ended (In thousands)	August 25, 2012	August 27, 2011	August 28, 2010
Cash flows from operating activities:
Net income	$94,989	$76,486	$76,408
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	55,877	54,188	52,107
Amortization of intangible assets	10,562	10,545	9,370
Amortization of deferred financing costs	238	261	267
Share-based compensation	6,714	6,732	3,662
Accretion on environmental contingencies	631	681	794
Accretion on asset retirement obligations	632	589	568
Deferred income taxes	(330)	13,318	705
Changes in assets and liabilities, net of acquisitions:
Receivables	(7,595)	(20,881)	(6,308)
Inventories	590	(28,413)	(4,331)
Rental merchandise in service	(12,017)	(36,369)	(11,451)
Prepaid expenses	(1,763)	(247)	(99)
Accounts payable	(3,688)	9,796	4,748
Accrued liabilities	5,518	2,654	9,257
Prepaid and accrued income taxes	11,360	(3,147)	(1,724)
Net cash provided by operating activities	161,718	86,193	133,973

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	—	(32,556)	(20,908)
Capital expenditures	(74,549)	(63,847)	(50,015)
Other	(508)	(397)	(1,794)
Net cash used in investing activities	(75,057)	(96,800)	(72,717)

Cash flows from financing activities:
Proceeds from long-term debt	40,410	30,000	8,850
Payments on long-term debt	(55,851)	(91,464)	(9,113)
Payments of deferred financing costs	—	(975)	—
Proceeds from exercise of Common Stock options	2,410	1,360	1,177
Payment of cash dividends	(2,840)	(2,830)	(2,777)
Net cash used in financing activities	(15,871)	(63,909)	(1,863)

Effect of exchange rate changes	521	2,070	1,714

Net increase (decrease) in cash and cash equivalents	71,311	(72,446)	61,107
Cash and cash equivalents at beginning of period	48,812	121,258	60,151

Cash and cash equivalents at end of period	$120,123	$48,812	$121,258

Supplemental disclosure of cash flow information:
Interest paid	$1,890	$7,866	$8,503
Income taxes paid, net of refunds received	$44,732	$33,819	$48,764

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

Fiscal Year

The Company’s fiscal year ends on the last Saturday in August. For financial reporting purposes, fiscal 2012 consisted of 52 weeks, as did fiscal 2011 and fiscal 2010.

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

Long-lived assets, including property, plant and equipment, are evaluated for impairment whenever events or circumstances indicate an asset may be impaired. There have been no material impairments of long-lived assets in fiscal 2012, 2011 or 2010.

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

Definite-lived intangible assets are amortized over their useful lives, which are based on management’s estimates of the period that the assets will generate revenue. Definite-lived intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable in accordance with US GAAP. When the sum of projected undiscounted cash flows is less than the carrying amount, impairment losses are recognized. There were no impairments of goodwill or indicators of impairment for definite-lived intangible assets in fiscal 2012, 2011, or 2010.

As of August 25, 2012, definite-lived intangible assets have a weighted average useful life of approximately 14.2 years.  Customer contracts have a weighted average useful life of approximately 14.6 years and other intangible assets, net, which consist of primarily, restrictive covenants, deferred financing costs and trademarks, have a weighted average useful life of approximately 6.2 years.

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

The estimated liability for environmental contingencies has been discounted using risk-free interest rates ranging from 1.7% to 2.8% over periods ranging from ten to thirty years. The estimated current costs, net of legal settlements with insurance carriers, have been adjusted for the estimated impact of inflation at 3% per year. Changes in enacted laws, regulatory orders or decrees, management’s estimates of costs, risk-free interest rates, insurance proceeds, participation by other parties, the timing of payments and the input of outside consultants and attorneys based on changing legal or factual circumstances could have a material impact on the amounts recorded for environmental and other contingent liabilities. Refer to Note 11, “Commitments and Contingencies”, of these Consolidated Financial Statements for additional discussion and analysis.

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

Advertising Costs

Advertising costs are expensed as incurred and are classified as selling and administrative expenses. The Company incurred advertising costs of $1.5 million, $1.7 million and $1.5 million for the fiscal years ended August 25, 2012, August 27, 2011 and August 28, 2010, respectively.

Share-Based Compensation

The Company adopted a stock incentive plan (the “1996 Plan”) in November 1996 and reserved 1,500,000 shares of Common Stock for issuance under the 1996 Plan.  This plan provided for the issuance of stock options and stock appreciation rights (collectively referred to as “Share-Based Awards”).  The Company ceased granting new awards under the 1996 Plan as of January 21, 2011, and the 1996 Plan expired in accordance with its terms on January 8, 2012.  The Company adopted a stock incentive plan (the “2010 Plan”) in October 2010 and reserved 600,000 shares of Common Stock for issuance under the 2010 Plan.  The 2010 Plan replaced the Company’s 1996 Plan.  The 2010 Plan permits the award of incentive and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, performance shares, dividend equivalent rights and cash-based awards.  No awards may be made under the 2010 Plan after January 11, 2021.  Share-based compensation, which includes expense related to Share-Based Awards and restricted stock grants, has been recorded in the Consolidated Statements of Income in selling and administrative expenses.

All Share-Based Awards issued to management were recommended to the Board of Directors by the Compensation Committee and approved by the Board of Directors.  All share-based compensation issued to the Company’s non-employee members of the Board of Directors under the 2010 Plan were recommended to the Board of Directors by the Compensation Committee and approved by the Board of Directors.  Share-Based Awards granted to non-employee directors are granted on the third business day following the annual shareholders' meeting.

All Share-Based Awards issued to employees were granted with an exercise price equal to the fair market value of the Company’s Common Stock on the date of grant and are subject to a five-year cliff-vesting schedule under which the awards become fully vested or exercisable after five years from the date of grant and expire ten years after the grant date. Share-Based Awards granted to the Company’s non-employee members of the Board of Directors (the “Directors”) are fully vested as of the date of grant. Prior to fiscal 2009, non-employee Director option grants expired ten years from the grant date. Beginning in fiscal 2009, non-employee director option grants expire eight years after the grant date.

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

Compensation expense for all Share-Based Awards is recognized ratably over the related vesting period.  Certain Share-Based Awards were granted during fiscal 2012, 2011 and 2010 to non-employee Directors of the Company, which were fully vested upon grant and expire eight years after the grant date.  Accordingly, compensation expense related to these Share-Based Awards in fiscal 2012, 2011 and 2010 were recognized on the date of grant.

The Company recognizes compensation expense for restricted stock grants over the related vesting period.  For unrestricted stock grants compensation expense is recognized on the date of grant.  The fair value for each restricted and unrestricted stock grant is determined by using the closing price of the Company’s stock on the date of the grant.  Refer to Note 12, “Share-Based Compensation”, of these Consolidated Financial Statements for further discussion regarding the Company’s share-based compensation plans.

The fair value of each Share-Based Award is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used:

Fiscal year ended August	2012	2011	2010
Risk-free interest rate	1.54%	1.98%	2.97%
Expected dividend yield	0.56%	0.60%	0.62%
Expected life in years	7.39	7.32	7.39
Expected volatility	33.8%	34.8%	39.3%

The weighted average fair values of Share-Based Awards granted during fiscal years 2012, 2011 and 2010 were $18.28, $17.59 and $18.86, respectively.

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

The following table sets forth the computation of basic earnings per share using the two-class method for amounts attributable to the Company’s shares of Common Stock and Class B Common Stock (in thousands, except per share data):

	August 25,	August 27,	August 28,
Year ended	2012	2011	2010

Net income available to shareholders	$94,989	$76,486	$76,408

Allocation of net income for Basic:
Common Stock	$74,643	$59,944	$59,921
Class B Common Stock	18,630	15,104	15,875
Unvested participating shares	1,716	1,438	612
	$94,989	$76,486	$76,408

Weighted average number of shares for Basic:
Common Stock	14,882	14,791	14,570
Class B Common Stock	4,643	4,658	4,823
Unvested participating shares	391	405	171
	19,916	19,854	19,564

Earnings per share for Basic:
Common Stock	$5.02	$4.05	$4.11
Class B Common Stock	$4.01	$3.24	$3.29

The Company calculates diluted EPS for Common Stock using the more dilutive of the following two methods:

•	The treasury stock method; or

•	The two-class method assuming a participating security is not exercised or converted.

For the years ended August 25, 2012, August 27, 2011 and August 28, 2010, the Company’s diluted EPS assumes the conversion of all vested Class B Common Stock into Common Stock and uses the two-class method for its unvested participating shares as follows (in thousands, except per share data):

	Year Ended August 25, 2012			Year Ended August 27, 2011			Year Ended August 28, 2010
	Earnings			Earnings			Earnings
	to Common	Common		to Common	Common		to Common	Common
	shareholders	Shares	EPS	shareholders	Shares	EPS	shareholders	Shares	EPS

As reported - Basic	$74,643	14,882	$ 5.02	$59,944	14,791	$ 4.05	$59,921	14,570	$ 4.11

Add: effect of dilutive potential common shares
Share-Based Awards	0	91		0	83		0	65
Class B Common Stock	18,630	4,643		15,104	4,658		15,875	4,823

Add: Undistributed earnings allocated to unvested participating shares	1,664	0		1,385	0		598	0

Less: Undistributed earnings reallocated to unvested participating shares	(1,579)	0		(1,315)	0		(567)	0

Diluted EPS – Common Stock	93,358	19,616	$ 4.76	75,118	19,532	$ 3.85	75,827	19,458	$ 3.90

There were no shares of common stock that were excluded from the calculation of diluted earnings per share for the year ended August 25, 2012.  Share-Based Awards that would result in the issuance of 116,487 and 118,800 shares of Common Stock were excluded from the calculation of diluted earnings per share for the year ended August 27, 2011 and August 28, 2010, respectively, because they were anti-dilutive.

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

In September 2011, the FASB issued updated guidance applicable to nongovernmental employers that participate in multiemployer pension and other postretirement benefit plans. The revised accounting rules will require enhanced disclosures relating to an employer’s participation in a multiemployer pension plan, but more limited disclosures for multiemployer plans that provide postretirement benefits other than pensions. This guidance was effective for the Company’s fiscal year ending August 25, 2012.  The adoption of this guidance did not have a material impact on its Consolidated Financial Statements.

2. Acquisitions

During the fiscal year ended August 25, 2012, the Company acquired no businesses.  Whenever the Company acquires a business, consistent with current accounting guidance, the results of operations of the acquisition are included in the Company consolidated financial results from the date of the acquisition.

Aggregate information relating to the acquisition of businesses which were accounted for as purchases is as follows (in thousands, except number of businesses acquired):

Year ended	August 25, 2012	August 27, 2011	August 28, 2010
Number of businesses acquired	—	9	9
Tangible assets acquired	$—	$6,189	$3,795
Intangible assets and goodwill acquired	—	26,367	17,113

Acquisition of businesses	$—	$32,556	$20,908

Tangible assets acquired primarily relate to accounts receivable, inventory and property, plant and equipment. Liabilities assumed primarily relate to accounts payable and accrued liabilities.

The amount assigned to intangible assets acquired was based on their respective fair values determined as of the acquisition date.  The excess of the purchase price over the tangible and intangible assets was recorded as goodwill. In fiscal 2011 and 2010, all of the goodwill was allocated to the US and Canadian Rental and Cleaning segment.  Goodwill is not being amortized and is tested for impairment as required, at least annually.

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

All financial assets or liabilities that are measured at fair value on a recurring basis (at least annually) have been segregated into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date.  The assets or liabilities measured at fair value on a recurring basis are summarized in the table below (in thousands):

	As of August 25, 2012
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents	$34,978	$—	$—	$34,978
Total	$34,978	$—	$—	$34,978

The Company’s cash equivalents listed above represent money market securities and are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The Company does not adjust the quoted market price for such financial instruments.

4. Income Taxes

The provision for income taxes consists of the following (in thousands):

Year ended	August 25, 2012	August 27, 2011	August 28, 2010
Current:
Federal	$43,470	$22,372	$34,373
Foreign	3,604	3,664	4,336
State	8,066	5,089	6,871
Total current	55,140	31,125	45,580

Deferred:
Federal	540	11,424	154
Foreign	90	(94)	366
State	(25)	1,631	344
Total deferred	605	12,961	864

Total	$55,745	$44,086	$46,444

The following table reconciles the provision for income taxes using the statutory federal income tax rate to the actual provision for income taxes (in thousands):

	August 25, 2012	August 27, 2011	August 28, 2010
Income taxes at the statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes	3.5	3.7	3.8
Adjustments to tax reserves	-0.6	-1.1	-0.7
Foreign tax rate differential	-1.0	-1.0	-0.6
Permanent and other	0.1	0.0	0.3
Total	37.0%	36.6%	37.8%

The tax effect of items giving rise to the Company’s deferred tax assets and liabilities is as follows (in thousands):

	August 25, 2012	August 27, 2011
Deferred Tax Assets
Payroll and benefit related	$15,577	$14,171
Insurance related	12,928	11,831
Environmental	7,886	7,235
Other	12,588	10,207
	48,979	43,444

Deferred Tax Liabilities
Tax in excess of book depreciation	42,282	39,317
Purchased intangible assets	26,666	24,619
Rental merchandise in service	20,992	21,325
Other	—	145
	89,940	85,406

Net deferred tax liability	$40,961	$41,962

The Company has evaluated its deferred tax assets and believes that they will be fully recovered. As a result, the Company has not established a valuation allowance.

As of August 25, 2012 and August 27, 2011, there was $0.8 million and $1.7 million, respectively, in total unrecognized tax benefits, which if recognized, would favorably impact the Company’s effective tax rate.  The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense which is consistent with the recognition of these items in prior reporting periods.  As of August 25, 2012 and August 27, 2011, the Company had accrued a total of $0.1 million and $0.6 million in interest and penalties, respectively, in its long-term accrued liabilities.  For the years ended August 25, 2012, and August 27, 2011 the Company recognized a benefit in its Consolidated Statement of Income related to interest and penalties totaling $0.5 million and $0.9 million, respectively.  For the year ended August 28, 2010, the Company recognized expense in its Consolidated Statements of Income related to interest and penalties totaling $0.3 million.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at August 28, 2010	$3,556
Additions based on tax positions related to the current year	253
Statute expirations	(1,256)
Other adjustments	(233)

Balance at August 27, 2011	$2,320
Additions based on tax positions related to the current year	137
Statute expirations	(1,406)

Balance at August 25, 2012	$1,051

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

All U.S. and Canadian federal income tax examinations have substantially concluded through fiscal years 2008 and 2005, respectively, and we are currently under audit for U.S. federal income taxes for 2010 and 2011.  With a few exceptions, the Company is no longer subject to state and local income tax examinations for periods prior to fiscal 2007.  The Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change significantly in the next 12 months.

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

On December 23, 2011, the U.S. Department of the Treasury and the Internal Revenue Service issued temporary regulations (Regulations Section 2011-14) that provide guidance on amounts paid to improve tangible property, and acquire or produce tangible property, as well as guidance regarding the disposition of property and the expensing of supplies and materials.  The final regulations are effective for the Company’s fiscal year ending August 31, 2013. The Company continues to review these regulations for their impact on its consolidated financial statements.

5. Long-term Debt

Long-term debt outstanding on the accompanying Consolidated Balance Sheets are as follows (in thousands):

	August 25, 2012	August 27, 2011
Series D, floating rate notes due September 2013 bearing interest at LIBOR plus 50 basis points, which was 0.97% and 0.75% as of August 25, 2012 and August 27, 2011, respectively.	100,000	100,000
Unsecured revolving credit agreement with a syndicate of banks, weighted-average interest rate of 1.4% at August 27, 2011.	—	15,000
Other	4,685	5,296

Long-term debt	104,685	120,296
Less - current maturities	4,530	20,133

	$100,155	$100,163

Aggregate maturities of long-term debt for the five fiscal years subsequent to August 25, 2012 and thereafter are as follows (in thousands):

2013	$4,530
2014	100,000
2015	—
2016	—
2017	—
Thereafter	155
Total	$104,685

On May 5, 2011, the Company entered into a $250.0 million unsecured revolving credit agreement (the “Credit Agreement”) with a syndicate of banks, which matures on May 4, 2016.  Under the Credit Agreement, the Company is able to borrow funds at variable interest rates based on, at the Company’s election, the Eurodollar rate or a base rate, plus in each case a spread based on the Company’s consolidated funded debt ratio.  Availability of credit requires compliance with certain financial and other covenants, including a maximum consolidated funded debt ratio and minimum consolidated interest coverage ratio as defined in the Credit Agreement.  The Company tests its compliance with these financial covenants on a fiscal quarterly basis. At August 25, 2012, the interest rates applicable to the Company’s borrowings under the Credit Agreement would be calculated as LIBOR plus 100 basis points at the time of the respective borrowing.  As of August 25, 2012, the Company had no outstanding borrowings, letters of credit amounting to $43.7 million and $206.3 million available for borrowing under the Credit Agreement.

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

As of August 25, 2012, the Company was in compliance with all covenants under the Credit Agreement and the 2006 Note Agreement.

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

The Company has recorded any realized gains or losses from its interest rate swap as an adjustment to interest expense in its Consolidated Statements of Income. For the fiscal year ended August 27, 2011, the Company reclassified a loss from accumulated other comprehensive income into interest expense totaling $1.8 million.

As of August 25, 2012 and August 27, 2011, there were no fair value amounts recorded by the Company related to this agreement as it matured on March 14, 2011.  As of August 25, 2012, the Company had no outstanding derivative instruments.

7. Employee Benefit Plans

Defined Contribution Retirement Savings Plan

The Company has a defined contribution retirement savings plan with a 401(k) feature for all eligible employees not under collective bargaining agreements. The Company matches a portion of the employee’s contribution and can make an additional contribution at its discretion. Contributions charged to expense under the plan for the years ended August 25, 2012, August 27, 2011 and August 28, 2010 were $11.5 million, $10.6 million and $11.0 million, respectively.

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

The Company maintains an unfunded Supplemental Executive Retirement Plan (“SERP”) for certain eligible employees of the Company. The benefits are based on the employee’s compensation upon retirement. The amount charged to expense related to this plan amounted to approximately $1.8 million, $1.7 million and $1.5 million for the fiscal years ended 2012, 2011 and 2010, respectively.

The Company maintains a non-contributory defined benefit pension plan (“UniFirst Plan”) covering union employees at one of its locations. The benefits are based on years of service and the employees’ compensation. The plan assets primarily consist of fixed income and equity securities. The amount charged to expense related to this plan amounted to approximately $0.3 million for fiscal years ended 2012, 2011 and 2010.

In connection with one of the Company’s acquisitions, the Company assumed liabilities related to a frozen pension plan covering many of the acquired Company’s former employees (“Textilease Plan”).  The pension benefits are based on years of service and the employee’s compensation. The plan assets primarily consist of fixed income and equity securities. The amounts charged to expense related to this plan amounted to approximately $0.1 million for each of the fiscal years ended 2012, 2011 and 2010.

The Company refers to its UniFirst Plan and Textilease Plan collectively as its “Pension Plans”.

The components of net periodic benefit cost related to the Company’s Pension Plans and SERP for the years ended August 25, 2012, August 27, 2011 and August 28, 2010 were as follows (in thousands):

	Pension Plans			SERP
	2012	2011	2010	2012	2011	2010
Service cost	$152	$149	$136	$512	$486	$391
Interest cost	322	328	351	858	764	702
Expected return on assets	(199)	(202)	(191)	—	—	—
Amortization of prior service cost	62	62	62	368	368	368
Amortization of unrecognized loss	65	78	20	107	131	54
Other events	43	65	—	—	—	—
Net periodic benefit cost	$445	$480	$378	$1,845	$1,749	$1,515

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

The Company’s obligations and funded status related to its Pension Plans and SERP as of August 25, 2012 and August 27, 2011 were as follows (in thousands):

	Pension Plans		SERP
	2012	2011	2012	2011
Change in benefit obligation:
Projected benefit obligation, beginning of year	$7,372	$7,339	$14,944	$13,987
Service cost	152	149	512	486
Interest cost	322	328	858	764
Actuarial (gain) loss	937	114	622	98
Benefits paid	(299)	(319)	(537)	(391)
Settlements	(183)	(239)	—	—
Projected benefit obligation, end of year	$8,301	$7,372	$16,399	$14,944

Change in plan assets:
Fair value of plan assets, beginning of year	$5,145	$5,263	$—	$—
Actual return on plan assets	202	205	—	—
Employer contributions	249	235	—	—
Benefits paid	(299)	(319)	—	—
Settlements	(183)	(239)	—	—
Fair value of plan assets, end of year	$5,114	$5,145	$—	$—

Funded status (net amount recognized):	$(3,187)	$(2,227)	$(16,399)	$(14,944)

As of August 25, 2012 and August 27, 2011, the accumulated benefit obligations for the Company’s Pension Plans were $8.3 million and $7.4 million, respectively.   As of August 25, 2012 and August 27, 2011, the accumulated benefit obligations for the Company’s SERP were $12.9 million and $11.6 million, respectively.

The amounts recorded on the Consolidated Balance Sheet for the Company’s Pension Plans and SERP as of August 25, 2012 and August 27, 2011 were as follows (in thousands):

	Pension Plans		SERP
	2012	2011	2012	2011
Deferred tax assets	$1,089	$795	$1,648	$1,716
Accrued liabilities	$3,187	$2,227	$16,399	$14,944
Accumulated other comprehensive loss	$(1,740)	$(1,269)	$(2,633)	$(2,742)

As of August 25, 2012 and August 27, 2011, the amounts recognized in accumulated other comprehensive income for the Company’s Pension Plans and SERP (in thousands):

	Pension Plans		SERP
	2012	2011	2012	2011
Net actuarial loss	$(1,445)	$(936)	$(1,694)	$(1,577)
Unrecognized prior service cost	(295)	(333)	(939)	(1,165)
	$(1,740)	$(1,269)	$(2,633)	$(2,742)

The weighted average assumptions used in calculating the Company’s projected benefit obligation as of August 25, 2012 and August 27, 2011, were as follows:

	Pension Plans		SERP
	2012	2011	2012	2011
Discount rate	3.3%	4.6%	3.6%	4.9%
Rate of compensation increase	N/A	N/A	5.0%	5.0%

The weighted average assumptions used in calculating the Company’s net periodic service cost for the years ended August 25, 2012, August 27, 2011 and August 28, 2010, were as follows:

	Pension Plans			SERP
	2012	2011	2010	2012	2011	2010
Discount rate	4.6%	4.7%	5.8%	4.9%	4.8%	5.7%
Expected return on plan assets	4.0%	4.0%	4.0%	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	5.0%	5.0%	5.0%

8. Goodwill and Other Intangible Assets

As discussed in Note 2, Acquisitions, when the Company acquires a business the amount assigned to the tangible and intangible assets acquired is based on their respective fair values determined as of the acquisition date.  The excess of the purchase price over the tangible and intangible assets is recorded as goodwill. In addition, the Company also acquires intangible assets through other purchase agreements that are determined not to represent business acquisitions under the current accounting guidance.  The following details the changes in the Company’s intangible assets and goodwill related to the Company’s acquisitions as well as its asset purchases for the years ended August 25, 2012 and August 27, 2011 as well as the respective periods over which the assets will be amortized (in thousands, except weighted average life in years).  These amounts include additional payments associated with prior year acquisitions as well as changes to acquisition purchase allocations that had not been finalized as of the end of the prior fiscal year:

Year ended	August 25, 2012	Weighted Average Life in Years	August 27, 2011	Weighted Average Life in Years
Goodwill	$29	N/A	$16,014	N/A
Customer contracts	402	11.6	9,588	14.4
Other intangible assets	25	13.8	765	5.1

Total intangible assets and goodwill acquired	$456		$26,367

The Company no longer amortizes goodwill, but it is reviewed annually or more frequently if certain indicators arise, for impairment. There were no impairment losses related to goodwill or intangible assets during the years ended August 25, 2012, August 27, 2011 or August 28, 2010.

The changes in the carrying amount of goodwill are as follows (in thousands):

Balance as of August 28, 2010	$271,857
Goodwill recorded during the period	16,014
Other	378

Balance as of August 27, 2011	$288,249
Goodwill recorded during the period	29
Other	(141)

Balance as of August 25, 2012	$288,137

As of August 25, 2012, the Company has allocated $283.4 million, $4.1 million and $0.6 million of goodwill to its US and Canadian Rental and Cleaning, Specialty Garments and First Aid segments, respectively.

Intangible assets, net in the Company’s accompanying Consolidated Balance Sheets are as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
August 25, 2012
Customer contracts	$144,842	$96,262	$48,580
Other intangible assets	27,910	25,959	1,951
	$172,752	$122,221	$50,531
August 27, 2011
Customer contracts	$144,497	$86,607	$57,890
Other intangible assets	27,924	24,909	3,015
	$172,421	$111,516	$60,905

Estimated amortization expense for the five fiscal years subsequent to August 25, 2012 and thereafter, based on intangible assets, net as of August 25, 2012 is as follows (in thousands):

2013	$9,744
2014	7,592
2015	6,976
2016	6,427
2017	5,836
Thereafter	13,956
$50,531

9. Accrued Liabilities

Accrued liabilities in the accompanying Consolidated Balance Sheet consists of the following (in thousands):

	August 25, 2012	August 27, 2011
Current liabilities:
Payroll and benefit related	$31,825	$28,362
Insurance related	35,374	32,836
Environmental related	5,100	4,174
Other	8,176	11,258
	$80,475	$76,630
Long-term liabilities:
Benefit related	$18,380	$16,016
Environmental related	14,920	14,194
Asset retirement obligations	10,120	9,488
	$43,420	$39,698

Total accrued liabilities	$123,895	$116,328

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

The Company recognized as a liability the present value of the estimated future costs to decommission its nuclear laundry facilities.  The estimated liability is based on historical experience in decommissioning nuclear laundry facilities, estimated useful lives of the underlying assets, external vendor estimates as to the cost to decommission these assets in the future, and federal and state regulatory requirements. The estimated current costs have been adjusted for the estimated impact of inflation at 3% per year. The liability has been discounted using credit-adjusted risk-free rates that range from approximately 7.0% to 7.5% over one to thirty-two years. Revisions to the liability could occur due to changes in the Company’s estimated useful lives of the underlying assets, estimated dates of decommissioning, changes in decommissioning costs, changes in federal or state regulatory guidance on the decommissioning of such facilities, or other changes in estimates. Changes due to revised estimates will be recognized by adjusting the carrying amount of the liability and the related long-lived asset if the assets are still in service, or charged to expense in the period if the assets are no longer in service.

A reconciliation of the Company’s asset retirement liabilities is as follows (in thousands):

	August 25, 2012	August 27, 2011
Beginning balance	$9,488	$8,899
Accretion expense	632	589
Ending balance	$10,120	$9,488

Asset retirement obligations are included in long-term accrued liabilities in the accompanying Consolidated Balance Sheets.

11. Commitments and Contingencies

Lease Commitments

The Company leases certain buildings and equipment from independent parties. Total rent expense on all leases was $7.7 million, $7.0 million and $6.3 million for the fiscal years ended 2012, 2011 and 2010, respectively. Annual minimum lease commitments for the five years subsequent to August 25, 2012 and thereafter are as follows (in thousands):

2013	$6,401
2014	4,559
2015	4,047
2016	3,238
2017	1,954
Thereafter	2,247
$22,446

Environmental and Legal Contingencies

The Company and its operations are subject to various federal, state and local laws and regulations governing, among other things, air emissions, wastewater discharges, and the generation, handling, storage, transportation, treatment and disposal of hazardous waste and other substances. In particular, industrial laundries use and must dispose of detergent waste water and other residues, and, in the past used perchloroethylene and other dry cleaning solvents.  The Company is attentive to the environmental concerns surrounding the disposal of these materials and has, through the years, taken measures to avoid their improper disposal. In the past, the Company has settled, or contributed to the settlement of, actions or claims brought against the Company relating to the disposal of hazardous materials and there can be no assurance that the Company will not have to expend material amounts to remediate the consequences of any such disposal in the future.

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

The Company has accrued certain costs related to the sites described above as it has been determined that the costs are probable and can be reasonably estimated. The Company continues to implement mitigation measures and to monitor environmental conditions at the Somerville, Massachusetts site. The Company also has potential exposure related to an additional parcel of land (the "Central Area") related to the Woburn, Massachusetts site discussed above. Currently, the consent decree for the Woburn site does not define or require any remediation work in the Central Area. The United States Environmental Protection Agency (the "EPA") has provided the Company and other signatories to the consent decree with comments on the design and implementation of groundwater and soil remedies at the Woburn site and investigation of environmental conditions in the Central Area.  The Company, and other signatories, have implemented and proposed to do additional work at the Woburn site but many of the EPA’s comments remain to be resolved.  The Company has accrued costs to perform certain work responsive to EPA's comments.  In addition, the Company has responded to requests from the EPA under the Clean Air Act for information regarding its handling of and operations with respect to the laundering of soiled towels.

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

There is usually a range of reasonable estimates of the costs associated with each site. The Company’s accruals reflect the amount within the range that constitutes its best estimate. Where it believes that both the amount of a particular liability and the timing of the payments are reliably determinable, the Company adjusts the cost in current dollars using a rate of 3% for inflation until the time of expected payment and discounts the cost to present value using current risk-free interest rates.  As of August 25, 2012, the risk-free interest rates utilized by the Company ranged from 1.7% to 2.8%.

For environmental liabilities that have been discounted, the Company includes interest accretion, based on the effective interest method, in selling and administrative expenses on the Consolidated Statements of Income. The changes to the Company’s environmental liabilities for the years ended August 25, 2012 and August 27, 2011 are as follows (in thousands):

Year ended	August 25, 2012	August 27, 2011
Beginning balance	$18,368	$18,986
Costs incurred for which reserves have been provided	(1,277)	(2,485)
Insurance proceeds received	209	203
Interest accretion	631	681
Changes in discount rates	1,346	284
Revisions in estimates	743	699

Ending balance	$20,020	$18,368

Anticipated payments and insurance proceeds of currently identified environmental remediation liabilities as of August 25, 2012, for the next five fiscal years and thereafter, as measured in current dollars, are reflected below.

(In thousands)	2013	2014	2015	2016	2017	Thereafter	Total
Estimated costs – current dollars	$5,259	$2,470	$1,437	$950	$752	$11,860	$22,728

Estimated insurance proceeds	(159)	(173)	(159)	(173)	(159)	(1,743)	(2,566)

Net anticipated costs	$5,100	$2,297	$1,278	$777	$593	$10,117	$20,162

Effect of inflation							6,703
Effect of discounting							(6,845)

Balance as of August 25, 2012							$20,020

Estimated insurance proceeds are primarily received from an annuity received as part of a legal settlement with an insurance company. Annual proceeds of approximately $0.3 million are deposited into an escrow account which funds remediation and monitoring costs for three sites related to former operations in Williamstown, Vermont. Annual proceeds received but not expended in the current year accumulate in this account and may be used in future years for costs related to this site through the year 2027. As of August 25, 2012, the balance in this escrow account, which is held in a trust and is not recorded in the Company’s Consolidated Balance Sheet, was approximately $3.2 million. Also included in estimated insurance proceeds are amounts the Company is entitled to receive pursuant to legal settlements as reimbursements from three insurance companies for estimated costs at the site in Uvalde, Texas.

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

Other Contingent Liabilities

As security for certain agreements with the NRC and various state agencies related to the nuclear operations (see above) and certain insurance programs, the Company had standby irrevocable bank commercial letters of credit of $43.7 million and $39.2 million outstanding as of August 25, 2012 and August 27, 2011, respectively.

12. Share-based Compensation

In fiscal 2012, a total of 3,153 shares of unrestricted stock were granted to some of the Company’s non-employee directors. In fiscal 2011, a total of 6,000 shares of restricted stock were granted to the Company’s non-employee Directors subject to vesting in full one year from the date of grant. Accordingly, compensation expense related to the 2012 unrestricted stock was recognized on the date of grant while the compensation expense related to the 2011 restricted stock was recognized ratably over the vesting period.

In fiscal 2012, the Company granted a total of 8,620 stock appreciation rights under the 2010 Plan to the Company’s non-employee directors.  Such stock appreciation rights were fully vested upon grant, expire on the earlier of the eighth anniversary of the grant date or the second anniversary of the date that the director ceases to be a member of the Board of Directors and must be settled in stock at the time of exercise.  Accordingly, compensation expense related to the stock appreciation rights were recognized on the date of grant.

On April 5, 2010, the Company entered into a Restricted Stock Award Agreement (the “Performance Criteria Restricted Stock Award Agreement”) with its Chief Executive Officer (“CEO”) pursuant to which the Company granted 350,000 shares (the “Performance Restricted Shares”) of restricted common stock to the CEO.  The Performance Restricted Shares are earned if the Company achieves certain consolidated revenues and adjusted operating margins as set forth in the Performance Criteria Restricted Stock Award Agreement during certain performance periods in fiscal 2010, fiscal 2011 and fiscal 2012 as set forth in such agreement (collectively, the “Performance Criteria”).  As of August 25, 2012, the performance criteria for fiscal 2010, fiscal 2011 and fiscal 2012 have been achieved and the related restricted shares have been earned.  The Performance Restricted Shares earned upon achievement of the Performance Criteria will vest in four equal amounts on the third, fourth, fifth and sixth anniversaries of the grant date provided that the CEO continues to be employed by the Company on each such date.  As the Company believed that it was probable that the Performance Criteria would be met, compensation expense began being recognized as of the grant date of these shares.  As required by accounting rules, the Company is recognizing compensation expense for each vesting tranche of the Performance Restricted Shares ratably from the service inception date to the vesting date for each tranche.  In the event Mr. Croatti’s employment with the Company is terminated by the Company without cause or by reason of his death or disability, the Performance Restricted Shares will automatically vest in full.

Also on April 5, 2010, the Company entered into a Restricted Stock Award Agreement (the “Restricted Stock Award Agreement”) with the CEO pursuant to which the Company granted 50,000 shares (the “Restricted Shares”) of restricted common stock to the CEO. The Restricted Shares will vest in equal amounts on each of the first six anniversaries of the grant date provided that the CEO continues to be employed by the Company on each such date.  Compensation expense related to the Restricted Shares is being recognized ratably over the vesting period.  In the event Mr. Croatti’s employment with the Company is terminated by the Company without cause or by reason of his death or disability, the Restricted Shares will automatically vest in full.

For the Performance Criteria Restricted Stock Award Agreement and the Restricted Stock Award Agreement, the fair value of the restricted shares was the closing price on April 5, 2010, which was $51.39.

Compensation expense for all share-based compensation, which includes Share-Based Awards and restricted stock grants, for the five fiscal years subsequent to August 25, 2012 is as follows (in thousands):

	Share-Based	Restricted
	Awards	Stock	Total
2013	$1,281	$4,066	$5,347
2014	1,004	2,725	3,729
2015	681	1,697	2,378
2016	360	680	1,040
2017	47	—	47
Total	$3,373	$9,168	$12,541

As of August 25, 2012, the total compensation cost not yet recognized related to non-vested share-based compensation grants was approximately $12.5 million.  The weighted average periods over which compensation cost for Share-Based Awards and restricted stock will be recognized are 2.5 years and 2.1 years, respectively.

The following table summarizes the Share-Based Award activity for the fiscal year ended August 25, 2012:

	Number of Shares	Weighted Average Exercise Price
Outstanding, August 27, 2011	527,400	$38.48

Granted	120,120	50.55
Exercised	(73,250)	32.91
Forfeited	(14,000)	40.59

Outstanding, August 25, 2012	560,270	$41.74

Exercisable, August 25, 2012	113,570	$40.43

13. Shareholders’ Equity

The Company has two classes of common stock: Common Stock and Class B Common Stock. Each share of Common Stock is entitled to one vote, is freely transferable, and is entitled to a cash dividend equal to 125% of any cash dividend paid on each share of Class B Common Stock. Each share of Class B Common Stock is entitled to ten votes and can be converted to Common Stock on a share-for-share basis. However, until converted to Common Stock, shares of Class B Common Stock are not freely transferable.  For the year ended August 25, 2012, a total of 2,500 shares of Class B Common Stock were converted to Common Stock.

14. Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income, net of tax, are as follows (in thousands):

	Foreign Currency Translation	Pension- related	Interest Rate Swap	Total Accumulated Other Comprehensive Income (Loss)
Balance, August 28, 2010	$7,286	$(4,431)	$(992)	$1,863
Change during the year	6,562	420	992	7,974

Balance, August 27, 2011	13,848	(4,011)	—	9,837
Change during the year	(2,204)	(362)	—	(2,566)

Balance, August 25, 2012	$11,644	$(4,373)	$—	$7,271

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

The Company refers to the US and Canadian Rental and Cleaning, MFG, and Corporate reporting segments combined as its “core laundry operations,” which is included as a subtotal in the following tables (in thousands):

	US and
	Canadian				Subtotal
As of and for the year ended	Rental and		Net Interco		Core Laundry	Specialty
August 25, 2012	Cleaning	MFG	MFG Elim	Corporate	Operations	Garments	First Aid	Total

Revenues	$1,099,421	$160,421	$(160,421)	$12,902	$1,112,323	$102,758	$41,208	$1,256,289

Income (loss) from operations	$164,793	$50,036	$(5,168)	$(76,376)	$133,285	$13,460	$4,363	$151,108

Interest (income) expense, net	$(2,535)	$—	$—	$1,929	$(606)	$—	$—	$(606)

Income (loss) before taxes	$167,284	$50,101	$(5,168)	$(78,345)	$133,872	$12,499	$4,363	$150,734

Depreciation and amortization	$43,501	$1,133	$—	$15,599	$60,233	$4,788	$1,418	$66,439

Capital expenditures	$66,526	$1,306	$—	$—	$67,832	$6,044	$673	$74,549

Total assets	$1,108,362	$28,099	$—	$—	$1,136,461	$83,137	$20,936	$1,240,534

	US and
	Canadian				Subtotal
As of and for the year ended	Rental and		Net Interco		Core Laundry	Specialty
August 27, 2011	Cleaning	MFG	MFG Elim	Corporate	Operations	Garments	First Aid	Total

Revenues	$986,028	$160,042	$(160,042)	$10,929	$996,957	$103,322	$33,847	$1,134,126

Income (loss) from operations	$144,431	$48,839	$(8,807)	$(78,738)	$105,725	$15,292	$2,956	$123,973

Interest (income) expense, net	$(2,307)	$—	$—	$6,493	$4,186	$—	$—	$4,186

Income (loss) before taxes	$146,745	$48,748	$(8,807)	$(85,146)	$101,540	$16,076	$2,956	$120,572

Depreciation and amortization	$41,322	$1,194	$—	$16,252	$58,768	$4,500	$1,465	$64,733

Capital expenditures	$55,799	$2,653	$—	$—	$58,452	$5,028	$367	$63,847

Total assets	$1,015,977	$28,879	$—	$—	$1,044,856	$76,351	$20,313	$1,141,520

	US and
	Canadian				Subtotal
As of and for the year ended	Rental and		Net Interco		Core Laundry	Specialty
August 28, 2010	Cleaning	MFG	MFG Elim	Corporate	Operations	Garments	First Aid	Total

Revenues	$899,791	$99,256	$(99,256)	$8,074	$907,865	$88,001	$30,073	$1,025,939

Income (loss) from operations	$149,464	$35,970	$(5,982)	$(65,106)	$114,346	$13,891	$2,035	$130,272

Interest (income) expense, net	$(1,860)	$—	$—	$8,534	$6,674	$—	$—	$6,674

Income (loss) before taxes	$151,337	$35,922	$(5,982)	$(73,623)	$107,654	$13,162	$2,036	$122,852

Depreciation and amortization	$39,754	$1,360	$—	$14,547	$55,661	$4,314	$1,502	$61,477

Capital expenditures	$43,652	$3,288	$—	$—	$46,940	$2,981	$94	$50,015

Total assets	$978,738	$22,777	$—	$—	$1,001,515	$70,222	$20,558	$1,092,295

The Company’s long-lived assets as of August 25, 2012 and August 27, 2011 and revenues and income before income taxes for the years ended August 25, 2012, August 27, 2011 and August 28, 2010 were attributed to the following countries (in thousands):

Long-lived assets as of:	August 25, 2012	August 27, 2011
United States	$706,379	$697,784
Europe, Canada, and Mexico (1)	46,475	48,546
Total	$752,854	$746,330

Revenues for the year ended:	August 25, 2012	August 27, 2011	August 28, 2010
United States	$1,144,753	$1,029,003	$932,477
Europe and Canada (1)	111,536	105,123	93,462
Total	$1,256,289	$1,134,126	$1,025,939

Income before income taxes for the year ended:	August 25, 2012	August 27, 2011	August 28, 2010
United States	$134,651	$105,257	$107,344
Europe, Canada, and Mexico	16,083	15,315	15,508
Total	$150,734	$120,572	$122,852

(1) No country accounts for greater than 10% of total long-lived assets or revenues.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of UniFirst Corporation

We have audited the accompanying consolidated balance sheets of UniFirst Corporation and subsidiaries as of August 25, 2012 and August 27, 2011, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended August 25, 2012.  Our audits also included the financial statement schedule listed in the Index at item 15(a). These financial statements and schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of UniFirst Corporation and subsidiaries at August 25, 2012 and August 27, 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended August 25, 2012, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), UniFirst Corporation’s internal control over financial reporting as of August 25, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated October 24, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Boston, Massachusetts

October 24, 2012

Quarterly Financial Data (Unaudited)

The following is a summary of the results of operations for each of the quarters within the years ended August 25, 2012 and August 27, 2011. This quarterly financial information was prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission; however, the Company believes that the information furnished reflects all adjustments (consisting only of normal recurring adjustments) which were, in the opinion of management, necessary for a fair statement of results in the interim periods. This summary should be read in conjunction with these Consolidated Financial Statements and notes to Consolidated Financial Statements.

(In thousands, except per share data) For the year ended August 25, 2012	First Quarter	Second Quarter	Third Quarter(1)	Fourth Quarter
Revenues	$313,025	$309,959	$320,931	$312,374
Income before income taxes	41,785	31,086	42,360	35,503
Provision for income taxes	15,983	11,890	14,901	12,971

Net income	$25,802	$19,196	$27,459	$22,532

Income per share – basic
Common Stock	$1.37	$1.01	$1.45	$1.19
Class B Common Stock	$1.09	$0.81	$1.16	$0.95

Income per share – diluted
Common Stock	$1.30	$0.96	$1.37	$1.13

Income allocated to – basic
Common Stock	$20,258	$15,081	$21,587	$17,717
Class B Common Stock	$5,068	$3,765	$5,381	$4,416

Income allocated to – diluted
Common Stock	$25,350	$18,863	$26,993	$22,153

Weighted average number of shares outstanding – basic
Common Stock	14,838	14,873	14,905	14,912
Class B Common Stock	4,641	4,640	4,644	4,647

Weighted average number of shares outstanding – diluted
Common Stock	19,557	19,605	19,646	19,664

(1)
 In the third fiscal quarter of 2012, operating results benefited from a settlement of environmental litigation that resulted in the Company recording a $6.7 million pre-tax gain.  This gain translated into a $0.21 benefit to the Company’s diluted earnings per share.

(In thousands, except per share data) For the year ended August 27, 2011	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$273,090	$278,595	$291,567	$290,874
Income before income taxes	37,721	26,344	28,454	28,053
Provision for income taxes	13,957	10,067	10,023	10,039

Net income	$23,764	$16,277	$18,431	$18,014

Income per share – basic
Common Stock	$1.26	$0.86	$0.98	$0.95
Class B Common Stock	$1.01	$0.69	$0.78	$0.76

Income per share – diluted
Common Stock	$1.20	$0.82	$0.93	$0.90

Income allocated to – basic
Common Stock	$18,604	$12,750	$14,453	$14,132
Class B Common Stock	$4,704	$3,218	$3,635	$3,549

Income allocated to – diluted
Common Stock	$23,330	$15,983	$18,105	$17,698

Weighted average number of shares outstanding – basic
Common Stock	14,753	14,778	14,810	14,822
Class B Common Stock	4,663	4,661	4,656	4,653

Weighted average number of shares outstanding – diluted
Common Stock	19,487	19,528	19,549	19,559

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended August 25, 2012 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

We have retained Ernst & Young LLP, an independent registered public accounting firm, to audit our Consolidated Financial Statements found in this Annual Report on Form 10-K for the year ended August 25, 2012. We have made available to Ernst & Young LLP all of our financial records and related data in connection with their audit of our Consolidated Financial Statements.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has assessed the effectiveness of our internal control over financial reporting as of August 25, 2012. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control—Integrated Framework. Management concluded that based on its assessment, our internal control over financial reporting was effective as of August 25, 2012.  The effectiveness of our internal control over financial reporting as of August 25, 2012 has been audited by Ernst & Young LLP, and a copy of its attestation report is included below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of UniFirst Corporation

We have audited UniFirst Corporation and subsidiaries’ internal control over financial reporting as of August 25, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  UniFirst Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, UniFirst Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of August 25, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of UniFirst Corporation and subsidiaries as of August 25, 2012 and August 27, 2011, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended August 25, 2012 of UniFirst Corporation and subsidiaries and our report dated October 24, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Boston, Massachusetts

October 24, 2012

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

Information regarding our directors and executive officers required by this Item 10 will be included in our definitive Proxy Statement to be filed with the Securities and Exchange Commission for our 2013 Annual Meeting of Shareholders and is incorporated by reference into this Item 10.  Certain information required by this Item 10 is set forth in Item 1 of this Annual Report on Form 10-K under the heading “Executive Officers”.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this Item 11 will be included in our definitive Proxy Statement to be filed with the Securities and Exchange Commission for our 2013 Annual Meeting of Shareholders and is incorporated by reference into this Item 11.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item 12 will be included in our definitive Proxy Statement to be filed with the Securities and Exchange Commission for our 2013 Annual Meeting of Shareholders and is incorporated by reference into this Item 12.

Information concerning our equity compensation plans contained in the table entitled “Equity Compensation Plan Information” set forth in Item 5 of this Annual Report on Form 10-K is incorporated by reference into this Item 12.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item 13 will be included in our definitive Proxy Statement to be filed with the Securities and Exchange Commission for our 2013 Annual Meeting of Shareholders and is incorporated by reference into this Item 13.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this Item 14 will be included in our definitive Proxy Statement to be filed with the Securities and Exchange Commission for our 2013 Annual Meeting of Shareholders and is incorporated by reference into this Item 14.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The financial statements listed below are filed as part of this report:

(1) and (2) FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES.

The financial statements listed below are included under Item 8 of this Annual Report on Form 10-K:

Consolidated statements of income for each of the three years in the period ended August 25, 2012

Consolidated balance sheets as of August 25, 2012 and August 27, 2011

Consolidated statements of shareholders’ equity for each of the three years in the period ended August 25, 2012

Consolidated statements of cash flows for each of the three years in the period ended August 25, 2012

Notes to Consolidated Financial Statements

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

Management’s Report on Internal Control Over Financial Reporting

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The following additional schedule is filed herewith:

Schedule II — Valuation and qualifying accounts and reserves for each of the three years in the period ended August 25, 2012

UNIFIRST CORPORATION AND SUBSIDIARIES
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED
AUGUST 25, 2012 (IN THOUSANDS)

Description	Balance, Beginning of Period	Charged to Costs and Expenses	Charges for Which Reserves Were Created or Deductions	Balance, End of Period

Reserves for Accounts Receivable
For the year ended August 25, 2012	$4,201	$6,221	$(5,270)	$5,152

For the year ended August 27, 2011	$4,102	$3,751	$(3,652)	$4,201

For the year ended August 28, 2010	$5,567	$2,733	$(4,198)	$4,102

Reserve for Obsolete Inventory
For the year ended August 25, 2012	$1,410	$1,465	$(553)	$2,322

For the year ended August 27, 2011	$1,783	$52	$(425)	$1,410

For the year ended August 28, 2010	$1,588	$867	$(672)	$1,783

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

*** 101
The following materials from UniFirst Corporation’s Annual Report on Form 10-K for the year ended August 25, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

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

October 24, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Ronald D. Croatti
Ronald D. Croatti

/s/ Steven S. Sintros
Steven S. Sintros

/s/ Cynthia Croatti
Cynthia Croatti

/s/ Phillip L. Cohen
Phillip L. Cohen

/s/ Kathleen Camilli
Kathleen Camilli

/s/ Donald J. Evans
Donald J. Evans

/s/ Michael Iandoli
Michael Iandoli

/s/Thomas Postek
Thomas S. Postek
	Principal Executive Officer and Director Principal Financial Officer and Principal Accounting Officer Director Director Director Director Director Director	October 24, 2012 October 24, 2012 October 24, 2012 October 24, 2012 October 24, 2012 October 24, 2012 October 24, 2012 October 24, 2012

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

***101
The following materials from UniFirst Corporation’s Annual Report on Form 10-K for the year ended August 25, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

*	Filed herewith

**	Furnished herewith

***
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.