Form 10-Q
period 2012-11-24
UNIFIRST CORP
filed 2013-01-03
CIK 717954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 24, 2012

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

The number of outstanding shares of UniFirst Corporation Common Stock and Class B Common Stock at December 27, 2012 were 15,093,069 and 4,885,277, respectively.

UniFirst Corporation
Quarterly Report on Form 10-Q
For the Quarter ended November 24, 2012

Table of Contents

Part I – FINANCIAL INFORMATION

Item 1 – Financial Statements

Consolidated Statements of Income for the Thirteen Weeks ended November 24, 2012 and November 26, 2011

Consolidated Statements of Comprehensive Income for the Thirteen Weeks ended November 24, 2012 and November 26, 2011

Consolidated Balance Sheets as of November 24, 2012 and August 25, 2012

Consolidated Statements of Cash Flows for the Thirteen Weeks ended November 24, 2012 and November 26, 2011

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
Ex-31.1 Section 302 Certification of CEO
Ex-31.2 Section 302 Certification of CFO
Ex-32.1 Section 906 Certification of CEO
Ex-32.2 Section 906 Certification of CFO

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

UniFirst Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)

Thirteen weeks ended (In thousands, except per share data)	November 24, 2012	November 26, 2011
Revenues	$332,569	$313,025

Operating expenses:
Cost of revenues (1)	201,551	195,139
Selling and administrative expenses (1)	64,288	59,124
Depreciation and amortization	16,771	16,408
Total operating expenses	282,610	270,671

Income from operations	49,959	42,354

Other (income) expense:
Interest expense	460	573
Interest income	(767)	(631)
Foreign exchange (gain) loss	(160)	627
Total other (income) expense	(467)	569

Income before income taxes	50,426	41,785
Provision for income taxes	19,666	15,983

Net income	$30,760	$25,802

Income per share – Basic:
Common Stock	$1.62	$1.37
Class B Common Stock	$1.30	$1.09

Income per share – Diluted:
Common Stock	$1.54	$1.30

Income allocated to – Basic:
Common Stock	$24,191	$20,258
Class B Common Stock	$6,025	$5,068

Income allocated to – Diluted:
Common Stock	$30,244	$25,350

Weighted average number of shares outstanding – Basic:
Common Stock	14,925	14,838
Class B Common Stock	4,647	4,641

Weighted average number of shares outstanding – Diluted:
Common Stock	19,693	19,557

Dividends per share:
Common Stock	$0.0375	$0.0375
Class B Common Stock	$0.0300	$0.0300

 (1)  Exclusive of depreciation on the Company’s property, plant and equipment and amortization on its intangible assets.

The accompanying notes are an integral part of these
Consolidated Financial Statements.

UniFirst Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

Thirteen weeks ended (In thousands)	November 24, 2012	November 26, 2011
Net Income	$30,760	$25,802

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	325	(7,398)
Pension benefit liabilities, net (1)	50	—

Other comprehensive income (loss)	375	(7,398)

Comprehensive income	$31,135	$18,404

(1) Net of less than $0.1 million of tax expense for the thirteen weeks ended November 24, 2012.

UniFirst Corporation and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

(In thousands, except share data)	November 24, 2012	August 25, 2012(a)
Assets
Current Assets:
Cash and cash equivalents	$152,664	$120,123
Receivables, less reserves of $7,318 and $5,152, respectively	153,899	135,327
Inventories	75,309	75,420
Rental merchandise in service	136,219	138,284
Prepaid and deferred income taxes	12,721	12,785
Prepaid expenses	8,611	5,741

Total current assets	539,423	487,680

Property, plant and equipment:
Land, buildings and leasehold improvements	365,575	355,568
Machinery and equipment	437,614	425,274
Motor vehicles	141,978	141,370

Total property, plant and equipment	945,167	922,212
Less -- accumulated depreciation	522,094	510,008

Total property, plant and equipment, net	423,073	412,204

Goodwill	288,158	288,137
Customer contracts, net	46,249	48,580
Other intangible assets, net	1,757	1,951
Other assets	2,596	1,982
Total assets	$1,301,256	$1,240,534

Liabilities and shareholders' equity
Current liabilities:
Loans payable and current maturities of long-term debt	$108,847	$6,831
Accounts payable	63,545	52,340
Accrued liabilities	80,125	78,174
Accrued income taxes	20,142	8,180

Total current liabilities	272,659	145,525

Long-term liabilities:
Long-term debt, net of current maturities	155	100,155
Accrued liabilities	44,091	43,420
Accrued and deferred income taxes	54,543	54,509

Total long-term liabilities	98,789	198,084

Commitments and contingencies (Note 8)
Shareholders' equity:
Preferred stock, $1.00 par value; 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $0.10 par value; 30,000,000 shares authorized; 15,084,869 and 15,064,069 issued and outstanding, respectively	1,508	1,506
Class B Common Stock, $0.10 par value; 20,000,000 shares authorized; 4,885,277 and 4,885,277 issued and outstanding, respectively	488	488
Capital surplus	45,443	42,984
Retained earnings	874,723	844,676
Accumulated other comprehensive income	7,646	7,271

Total shareholders' equity	929,808	896,925

Total liabilities and shareholders’ equity	$1,301,256	$1,240,534

(a) Derived from audited financial statements

The accompanying notes are an integral part of these
Consolidated Financial Statements.

UniFirst Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

Thirteen weeks ended (In thousands)	November 24, 2012	November 26, 2011
Cash flows from operating activities:
Net income	$30,760	$25,802
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	14,305	13,727
Amortization of intangible assets	2,466	2,681
Amortization of deferred financing costs	59	59
Share-based compensation	1,705	1,668
Accretion on environmental contingencies	136	158
Accretion on asset retirement obligations	166	158
Deferred income taxes	(18)	51
Changes in assets and liabilities, net of acquisitions:
Receivables	(18,457)	(16,100)
Inventories	221	2,332
Rental merchandise in service	2,102	(7,505)
Prepaid expenses	(2,867)	(3,137)
Accounts payable	11,183	3,529
Accrued liabilities	2,373	623
Prepaid and accrued income taxes	12,033	6,608
Net cash provided by operating activities	56,167	30,654

Cash flows from investing activities:
Capital expenditures	(25,103)	(13,966)
Other	(318)	(118)
Net cash used in investing activities	(25,421)	(14,084)

Cash flows from financing activities:
Proceeds from long-term obligations	—	7,000
Payments on long-term obligations	—	(15,371)
Proceeds from exercise of Common Stock options	757	248
Payment of cash dividends	(713)	(709)
Other	1,954	—
Net cash provided by (used in) financing activities	1,998	(8,832)

Effect of exchange rate changes	(203)	(2,427)

Net increase in cash and cash equivalents	32,541	5,311
Cash and cash equivalents at beginning of period	120,123	48,812

Cash and cash equivalents at end of period	$152,664	$54,123

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

It is suggested that these Consolidated Financial Statements be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 25, 2012. There have been no material changes in the accounting policies followed by the Company during the current fiscal year. Results for an interim period are not indicative of any future interim periods or for an entire fiscal year.

Certain prior year amounts have been reclassified to conform to current year presentation.  These reclassifications did not impact current or historical net income or shareholder’s equity.

2. Recent Accounting Pronouncements

In May 2011, the FASB issued updated accounting guidance to amend existing requirements for fair value measurements and disclosures.  The guidance expands the disclosure requirements around fair value measurements categorized in Level 3 of the fair value hierarchy and requires disclosure of the level in the fair value hierarchy of items that are not measured at fair value but whose fair value must be disclosed.  It also clarifies and expands upon existing requirements for fair value measurements of financial assets and liabilities as well as instruments classified in shareholders’ equity.  The guidance is effective for interim and annual financial periods beginning after December 15, 2011.  The Company adopted this revised guidance on August 26, 2012 and the adoption did not have a material impact on its financial statements.

In June 2011, the FASB issued updated accounting guidance that improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income by eliminating the option to present components of other comprehensive income as part of the statement of changes in shareholders’ equity.  The amendments to the existing standard require that all nonowner changes in shareholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The amendments to the existing standard do not change the current option for presenting components of OCI gross or net of the effect of income taxes, provided that such tax effects are presented in the statement in which OCI is presented or disclosed in the notes to the financial statements.  Additionally, the standard does not affect the calculation or reporting of earnings per share.  This guidance is effective for annual reporting periods, and any interim periods within those annual periods, that begin after December 15, 2011 and is to be applied retrospectively, with early adoption permitted.  The Company adopted this revised guidance on August 26, 2012 and the adoption did not have a material impact on its financial statements.

In September 2011, the FASB issued updated guidance intended to simplify how entities, both public and nonpublic, test for goodwill impairment.  This guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test.  Also, the guidance improves the examples of events and circumstances that an entity having a reporting unit with a zero or negative carrying amount should consider in determining whether to measure an impairment loss, if any, under the second step of the goodwill impairment test.  This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted.  The Company adopted this revised guidance on August 26, 2012 and the adoption did not have a material impact on its financial statements.

3. Acquisitions

During the thirteen weeks ended November 24, 2012, the Company acquired no businesses. Whenever the Company acquires a business, consistent with current accounting guidance, the results of operations of the acquisition are included in the Company’s consolidated financial results from the date of the acquisition.

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

All financial assets or liabilities that are measured at fair value on a recurring basis (at least annually) have been segregated into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date.  The assets or liabilities measured at fair value on a recurring basis are summarized in the table below (in thousands):

	As of November 24, 2012
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents	$35,106	$—	$—	$35,106
Total	$35,106	$—	$—	$35,106

The Company’s cash equivalents listed above represent money market securities and are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The Company does not adjust the quoted market price for such financial instruments.

5. Employee Benefit Plans

Defined Contribution Retirement Savings Plan

The Company has a defined contribution retirement savings plan with a 401(k) feature for all eligible employees not under collective bargaining agreements. The Company matches a portion of the employee’s contribution and can make an additional contribution at its discretion. Contributions charged to expense under the plan for the thirteen weeks ended November 24, 2012 and November 26, 2011 were $4.3 million and $2.8 million, respectively.

Pension Plans and Supplemental Executive Retirement Plans

The Company maintains an unfunded Supplemental Executive Retirement Plan for certain eligible employees of the Company, a non-contributory defined benefit pension plan covering union employees at one of its locations, and a frozen pension plan the Company assumed in connection with its acquisition of Textilease Corporation in fiscal 2004. The amounts charged to expense related to these plans for both the thirteen weeks ended November 24, 2012 and November 26, 2011 were $0.6 million and $0.5 million, respectively.

6. Net Income Per Share

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

	Thirteen weeks ended
	November 24,	November 26,
	2012	2011

Net income available to shareholders	$30,760	$25,802

Allocation of net income for Basic:
Common Stock	$24,191	$20,258
Class B Common Stock	6,025	5,068
Unvested participating shares	544	476
	$30,760	$25,802

Weighted average number of shares for Basic:
Common Stock	14,925	14,838
Class B Common Stock	4,647	4,641
Unvested participating shares	383	398
	19,955	19,877

Earnings per share for Basic:
Common Stock	$1.62	$1.37
Class B Common Stock	$1.30	$1.09

For diluted EPS, the Company is required to calculate diluted EPS for Common Stock using the more dilutive of the following two methods:

•	The treasury stock method; or

•	The two-class method assuming a participating security is not exercised or converted.

For the thirteen weeks ended November 24, 2012 and November 26, 2011, the Company’s diluted EPS assumes the conversion of the Class B Common Stock into Common Stock and uses the two-class method for its unvested participating shares as follows (in thousands, except per share data):

	Thirteen weeks ended November 24, 2012			Thirteen weeks ended November 26, 2011
	Earnings			Earnings
	to Common	Common		to Common	Common
	shareholders	Shares	EPS	shareholders	Shares	EPS

As reported - Basic	$24,191	14,925	$1.62	$20,258	14,838	$1.37

Add: effect of dilutive potential common shares
Share-Based Awards	—	121		—	78
Class B Common Stock	6,025	4,647		5,068	4,641

Add: Undistributed earnings allocated to unvested participating shares	531	—		463	—

Less: Undistributed earnings reallocated to unvested participating shares	(503)	—		(439)	—

Diluted EPS – Common Stock	30,244	19,693	$1.54	25,350	19,557	$1.30

There were no share-based awards that were excluded from the calculation of diluted earnings per share for the thirteen weeks ended November 24, 2012 because they were anti-dilutive.  Share-based awards that would result in the issuance 18,014 shares of Common Stock were excluded from the calculation of diluted earnings per share for the thirteen weeks ended November 26, 2011 because they were anti-dilutive.

7. Asset Retirement Obligations

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

A reconciliation of the Company’s asset retirement liability is as follows (in thousands):

November 24, 2012
Beginning balance as of August 25, 2012	$10,120
Accretion expense	166
Ending balance as of November 24, 2012	$10,286

Asset retirement obligations are included in long-term accrued liabilities in the accompanying Consolidated Balance Sheet.

8. Commitments and Contingencies

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

There is usually a range of reasonable estimates of the costs associated with each site. The Company’s accruals reflect the amount within the range that constitutes its best estimate. Where it believes that both the amount of a particular liability and the timing of the payments are reliably determinable, the Company adjusts the cost in current dollars using a rate of 3% for inflation until the time of expected payment and discounts the cost to present value using current risk-free interest rates.  As of November 24, 2012, the risk-free interest rates utilized by the Company ranged from 1.7% to 2.8%.

For environmental liabilities that have been discounted, the Company includes interest accretion, based on the effective interest method, in selling and administrative expenses on the Consolidated Statements of Income.  The changes to the Company’s environmental liabilities for the thirteen weeks ended November 24, 2012 are as follows (in thousands):

November 24, 2012
Beginning balance as of August 25, 2012	$20,020
Costs incurred for which reserves have been provided	(247)
Insurance proceeds received	33
Interest accretion	136
Changes in discount rates	(72)

Balance as of November 24, 2012	$19,870

Anticipated payments and insurance proceeds of currently identified environmental remediation liabilities as of November 24, 2012, for the next five fiscal years and thereafter, as measured in current dollars, are reflected below (in thousands).

(In thousands)	2013	2014	2015	2016	2017	Thereafter	Total
Estimated costs – current dollars	$5,012	$2,470	$1,437	$950	$752	$11,860	$22,481

Estimated insurance proceeds	(126)	(173)	(159)	(173)	(159)	(1,743)	(2,533)

Net anticipated costs	$4,886	$2,297	$1,278	$777	$593	$10,117	$19,948

Effect of inflation							6,839
Effect of discounting							(6,917)

Balance as of November 24, 2012							$19,870

Estimated insurance proceeds are primarily received from an annuity received as part of a legal settlement with an insurance company. Annual proceeds of approximately $0.3 million are deposited into an escrow account which funds remediation and monitoring costs for three sites related to former operations in Williamstown, Vermont. Annual proceeds received but not expended in the current year accumulate in this account and may be used in future years for costs related to this site through the year 2027. As of November 24, 2012, the balance in this escrow account, which is held in a trust and is not recorded in the Company’s Consolidated Balance Sheet, was approximately $3.2 million. Also included in estimated insurance proceeds are amounts the Company is entitled to receive pursuant to legal settlements as reimbursements from three insurance companies for estimated costs at the site in Uvalde, Texas.

The Company’s nuclear garment decontamination facilities are licensed by the Nuclear Regulatory Commission (“NRC”), or, in certain cases, by the applicable state agency, and are subject to regulation by federal, state and local authorities. There can be no assurance that such regulation will not lead to material disruptions in the Company’s garment decontamination business.

From time to time, the Company is also subject to legal proceedings and claims arising from the conduct of its business operations, including litigation related to charges for certain ancillary services on invoices, personal injury claims, customer contract matters, employment claims and environmental matters as described above.  While it is impossible to ascertain the ultimate legal and financial liability with respect to contingent liabilities, including lawsuits and environmental contingencies, the Company believes that the aggregate amount of such liabilities, if any, in excess of amounts covered by insurance have been properly accrued in accordance with accounting principles generally accepted in the United States.  It is possible, however, that future financial position or results of operations for any particular period could be materially affected by changes in the Company’s assumptions or strategies related to these contingencies or changes out of the Company’s control.

In addition, on December 31, 2012, the Company received a letter from counsel for New England Compounding Center (“NECC”) demanding, among other things, that the Company indemnify NECC regarding claims made against NECC, including those related to NECC’s highly-publicized compounding and sale of tainted methylprednisolone acetate.  This demand relates to the limited, once-a-month cleaning services the Company provided to portions of NECC’s cleanroom facilities.  Based on its preliminary review of this matter, the Company believes that NECC’s claims are without merit.  The Company has notified its insurer of this claim.  Based on the information currently available, the Company is unable to reasonably assess the ultimate outcome of this matter or an estimate or range of estimates of any potential losses.

9. Income Taxes

The Company’s effective income tax rate was 39.0% for the thirteen weeks ended November 24, 2012, as compared to 38.3% for the thirteen weeks ended November 26, 2011.  The Company’s tax rate in the first quarter of fiscal 2013 is higher than in the first quarter of fiscal 2012 primarily due to $0.4 million of tax expense that the Company recognized related to non-deductible compensation that was recorded in the first quarter of fiscal 2013. The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense which is consistent with the recognition of these items in prior reporting periods.  During the thirteen weeks ended November 24, 2012, there were no material changes in the amount of unrecognized tax benefits or the amount accrued for interest and penalties.

U.S. and Canadian federal income tax statutes have lapsed for filings up to and including fiscal years 2008 and 2005, respectively, and we are currently under audit for U.S. federal income taxes for 2010 and 2011. With a few exceptions, the Company is no longer subject to state and local income tax examinations for periods prior to fiscal 2007.  The Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change significantly in the next 12 months.

10. Long-term Debt

On May 5, 2011, the Company entered into a $250.0 million unsecured revolving credit agreement (the “Credit Agreement”) with a syndicate of banks, which matures on May 4, 2016.  Under the Credit Agreement, the Company is able to borrow funds at variable interest rates based on, at the Company’s election, the Eurodollar rate or a base rate, plus in each case a spread based on the Company’s consolidated funded debt ratio.  Availability of credit requires compliance with certain financial and other covenants, including a maximum consolidated funded debt ratio and minimum consolidated interest coverage ratio as defined in the Credit Agreement.  The Company tests its compliance with these financial covenants on a fiscal quarterly basis. At November 24, 2012, the interest rates applicable to the Company’s borrowings under the Credit Agreement would be calculated as LIBOR plus 100 basis points at the time of the respective borrowing.  As of November 24, 2012, the Company had no outstanding borrowings, letters of credit amounting to $43.7 million and $206.3 million available for borrowing under the Credit Agreement.

On September 14, 2006, the Company issued $100.0 million of floating rates notes (“Floating Rate Notes”) pursuant to a Note Purchase Agreement (“2006 Note Agreement”).  The Floating Rate Notes mature on September 14, 2013, bear interest at LIBOR plus 50 basis points and may be repaid at face value two years from the date of issuance.

As of November 24, 2012, the Company was in compliance with all covenants under the Credit Agreement and the 2006 Note Agreement.

11. Segment Reporting

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

The Specialty Garments operating segment purchases, rents, cleans, delivers and sells, specialty garments and non-garment items primarily for nuclear and cleanroom applications. The First Aid operating segment sells first aid cabinet services and other safety supplies as well as maintains wholesale distribution and pill packaging operations.

The Company refers to the US and Canadian Rental and Cleaning, MFG, and Corporate reporting segments combined as its “core laundry operations,” which is included as a subtotal in the following tables (in thousands):

	US and
	Canadian				Subtotal
	Rental and		Net Interco		Core Laundry	Specialty
Thirteen weeks ended	Cleaning	MFG	MFG Elim	Corporate	Operations	Garments	First Aid	Total

November 24, 2012
Revenues	$291,283	$42,595	$(42,595)	$3,277	$294,560	$27,884	$10,125	$332,569

Income (loss) from operations	$51,271	$15,322	$(2,966)	$(19,099)	$44,528	$4,704	$727	$49,959

Interest (income) expense, net	$(694)	$—	$—	$387	$(307)	$—	$—	$(307)

Income (loss) before taxes	$51,965	$15,247	$(2,966)	$(19,498)	$44,748	$4,951	$727	$50,426

November 26, 2011
Revenues	$269,210	$41,386	$(41,386)	$3,063	$272,273	$30,268	$10,484	$313,025

Income (loss) from operations	$43,731	$11,482	$(32)	$(20,199)	$34,982	$6,566	$806	$42,354

Interest (income) expense, net	$(579)	$—	$—	$521	$(58)	$—	$—	$(58)

Income (loss) before taxes	$44,319	$11,603	$(32)	$(20,702)	$35,188	$5,791	$806	$41,785

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR FOR FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and any documents incorporated by reference contain forward looking statements within the meaning of the federal securities laws.  Forward looking statements contained in this Quarterly Report on Form 10-Q and any documents incorporated by reference are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995.  Forward looking statements may be identified by words such as “estimates,” “anticipates,” “projects,” “plans,” “expects,” “intends,” “believes,” “seeks,” “could,” “should,” “may,” “will,” or the negative versions thereof, and similar expressions and by the context in which they are used.  Such forward looking statements are based upon our current expectations and speak only as of the date made.  Such statements are highly dependent upon a variety of risks, uncertainties and other important factors that could cause actual results to differ materially from those reflected in such forward looking statements.  Such factors include, but are not limited to, uncertainties caused by the continuing adverse worldwide economic conditions, uncertainties regarding our ability to consummate and successfully integrate acquired businesses, uncertainties regarding any existing or newly-discovered expenses and liabilities related to environmental compliance and remediation, our ability to compete successfully without any significant degradation in our margin rates, seasonal fluctuations in business levels, our ability to preserve positive labor relationships and avoid becoming the target of corporate labor unionization campaigns that could disrupt our business, the effect of currency fluctuations on our results of operations and financial condition, our dependence on third parties to supply us with raw materials, any loss of key management or other personnel, increased costs as a result of any future changes in federal or state laws, rules and regulations or governmental interpretation of such laws, rules and regulations, uncertainties regarding the price levels of natural gas, electricity, fuel and labor, the impact of adverse economic conditions and the current tight credit markets on our customers and such customers’ workforces, the level and duration of workforce reductions by our customers, the continuing increase in domestic healthcare costs, demand and prices for our products and services, rampant criminal activity and instability in Mexico where our principal garment manufacturing plants are located, our ability to properly and efficiently design, construct, implement and operate our new CRM computer system, additional professional and internal costs necessary for compliance with recent and proposed future changes in Securities and Exchange Commission, New York Stock Exchange and accounting rules, strikes and unemployment levels, our efforts to evaluate and potentially reduce internal costs, economic and other developments associated with the war on terrorism and its impact on the economy, general economic conditions and other factors described under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended August 25, 2012 and in other filings with the Securities and Exchange Commission.  We undertake no obligation to update any forward looking statements to reflect events or circumstances arising after the date on which such statements are made.

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

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, the most important and pervasive accounting policies used and areas most sensitive to material changes from external factors. See the Critical Accounting Policies and Estimates included in the Management Discussion and Analysis section of our Annual Report on Form 10-K for the fiscal year ended August 25, 2012 for additional discussion of the application of these policies.

Results of Operations

The following table presents certain selected financial data, including the percentage of revenues represented by each item, for the thirteen weeks ended November 24, 2012 and November 26, 2011.  Cost of revenues presented in the table below include merchandise costs related to the amortization of rental merchandise in service and direct sales as well as labor and other production, service and delivery costs associated with operating our industrial laundries, Specialty Garments facilities, First Aid locations and our distribution center. Selling and administrative costs include costs related to our sales and marketing functions as well as general and administrative costs associated with our corporate offices and operating locations including information systems, engineering, materials management, manufacturing planning, finance, budgeting, and human resources.

	Thirteen weeks ended

(In thousands, except percentages)	November 24, 2012	% of Revenues	November 26, 2011	% of Revenues	% Change

Revenues	$332,569	100%	$313,025	100.0%	6.2%

Operating expenses:
Cost of revenues (1)	201,551	60.6	195,139	62.3	3.3
Selling and administrative expenses (1)	64,288	19.3	59,124	18.9	8.7
Depreciation and amortization	16,771	5.0	16,408	5.2	2.2
Total operating expenses	282,610	85.0	270,671	86.5	4.4

Income from operations	49,959	15.0	42,354	13.5	18.0

Other expense (income)	(467)	(0.1)	569	0.2	-182.1

Income before income taxes	50,426	15.2	41,785	13.3	20.7
Provision for income taxes	19,666	5.9	15,983	5.1	23.0

Net income	$30,760	9.2%	$25,802	8.2%	19.2%

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

As part of our recent revenue growth, we have been experiencing increased merchandise costs.  This increase has been primarily due to our increased investment in merchandise to the levels needed to support our growing wearer base.  During fiscal 2009 and early fiscal 2010, our results of operations benefited from our utilization of used garments that our customers returned to us as a result of reductions in their workforces. Since then, we have put significantly more new garments into service to meet the day-to-day needs of our existing wearer base.  In addition, increased new account sales, including some larger national accounts, have also required us to make a large initial investment in merchandise. The increased merchandise cost is also the result of strong growth in our flame resistant and high visibility product lines.  This growth was largely the result of increased oil and natural gas exploration as well as enhanced regulatory requirements that have caused uniform wearers in a number of industries to convert to these more protective garments.

The price of fuel and energy needed to run our vehicles and equipment is unpredictable and fluctuates based on events outside our control, including geopolitical developments, supply and demand for oil and gas, actions by OPEC and other oil and gas producers, war and unrest in oil producing countries, regional production patterns, limits on refining capacities, natural disasters and environmental concerns.  Future increases in fuel costs could impact our results going forward.

The current worldwide economic uncertainty may negatively impact our revenues and operating performance in fiscal 2013 and beyond due to the impact on spending plans and employment levels of our customers and sales prospects.  Throughout fiscal 2012 and into fiscal 2013, U.S. and Canadian unemployment rates remained high, which had a negative effect on wearer levels and, as a result, on our business.

Thirteen Weeks Ended November 24, 2012 Compared with Thirteen Weeks Ended November 26, 2011

Revenues

	November 24,	November 26,	Dollar	Percent
(In thousands, except percentages)	2012	2011	Change	Change

Core Laundry Operations	$294,560	$272,273	$22,287	8.2%
Specialty Garments	27,884	30,268	(2,384)	-7.9
First Aid	10,125	10,484	(359)	-3.4
Consolidated total	$332,569	$313,025	$19,544	6.2%

For the thirteen weeks ended November 24, 2012, our consolidated revenues increased by $19.5 million from the comparable period in fiscal 2012, or 6.2%.  This increase was due to a $22.3 million increase in revenues from our core laundry operations.  Core laundry operations’ revenues increased to $294.6 million for the thirteen weeks ended November 24, 2012 from $272.3 million for the comparable period of fiscal 2012, or 8.2%. This increase in the core laundry operations’ revenue was attributable to positive organic growth of 8.0%.  The core laundry operations’ revenue growth also benefited from the effect of favorable fluctuations in the Canadian foreign exchange rate, which accounted for a 0.2% increase in revenue for the thirteen weeks ended November 24, 2012 compared to the comparable period in fiscal 2012.

Specialty Garments’ revenues decreased to $27.9 million in the first fiscal quarter of 2013 from $30.3 million in the comparable period of 2012, a decrease of 7.9%.  This decrease was primarily the result of slower starts to the fiscal year in the segment's European and cleanroom operations as well as the completion of two large power reactor rebuild projects in the fourth quarter of fiscal 2012.  This segment’s results are often affected by the timing and length of its customers’ power reactor outages as well as its project-based activities.  First Aid revenues decreased by $0.4 million, or 3.4%.

Cost of Revenues

For the thirteen weeks ended November 24, 2012, cost of revenues decreased to 60.6% of revenues, or $201.6 million, from 62.3% of revenues, or $195.1 million, for the thirteen weeks ended November 26, 2011.  This decrease was primarily due to lower payroll, energy and other production costs as a percentage of revenues in our core laundry operations, primarily due to the strong revenue growth this segment experienced in the thirteen weeks ended November 24, 2012.  These lower costs as a percentage of  revenues were partially offset by an increase in cost of revenues for the Specialty Garments’ segment as a percentage of revenues due to the revenue contraction that segment experienced during the quarter.

Selling and Administrative Expense

Our selling and administrative expenses increased to 19.3% of revenues, or $64.3 million, for the thirteen weeks ended November 24, 2012 from 18.9% of revenues, or $59.1 million, for the comparable period of fiscal 2012.  This increase primarily was due to higher payroll and payroll-related costs as a percentage of revenues.

Depreciation and Amortization

Our depreciation and amortization expense was $16.8 million, or 5.0% of revenues, for the thirteen weeks ended November 24, 2012 compared to $16.4 million, or 5.2% of revenues, for the thirteen weeks ended November 26, 2011. The increase in depreciation and amortization expense was due to capital expenditure and acquisition activity in earlier periods.

Income from Operations

For the thirteen weeks ended November 24, 2012 and November 26, 2011, the revenue growth in our core laundry operations, as well as the change in our cost of revenues, discussed above, resulted in the following changes in our income from operations:

	November 24,	November 26,	Dollar	Percent
(In thousands, except percentages)	2012 (1)	2011 (1)	Change	Change

Core Laundry Operations	$44,528	$34,982	$9,546	27.3%
Specialty Garments	4,704	6,566	(1,862)	-28.3
First Aid	727	806	(79)	-9.8
Consolidated total	$49,959	$42,354	$7,605	18.0%

Other Expense (income)

Other expense (income), which includes interest expense, interest income and foreign currency exchange (gain) loss was a gain of $0.5 million for the thirteen weeks ended November 24, 2012 compared to a loss of $0.6 million in the thirteen weeks ended November 26, 2011.  This fluctuation was due to foreign exchange gains in the thirteen weeks ended November 24, 2012 of $0.2 million compared to foreign exchange losses of $0.6 million in the comparable period of fiscal 2012.  In addition, net interest income in the thirteen weeks ended November 24, 2012 increased to $0.3 million from $0.1 million in the thirteen weeks ended November 26, 2011. The benefit related to lower net interest expense was primarily due to slightly lower debt outstanding in the thirteen weeks ended November 24, 2012 compared to the comparable period of fiscal 2012

Provision for Income Taxes

Our effective income tax rate was 39.0% for the thirteen weeks ended November 24, 2012, as compared to 38.3% for the thirteen weeks ended November 26, 2011.  Our tax rate in the first quarter of fiscal 2013 was higher than in the first quarter of fiscal 2012 primarily due to $0.4 million of tax expense that we recognized related to non-deductible compensation that was recorded in the first quarter of fiscal 2013.

Liquidity and Capital Resources

General

As of November 24, 2012, we had cash and cash equivalents of $152.7 million and working capital of $266.8 million. In addition, we generated $56.2 million and $159.4 million in cash from operating activities in the three months ended November 24, 2012 and the twelve months ended August 25, 2012, respectively. We believe that our current cash and cash equivalent balances, our cash generated from future operations and amounts available under our Credit Agreement (defined below) will be sufficient to meet our current anticipated working capital and capital expenditure requirements for at least the next 12 months.

Sources and Uses of Cash

During the thirteen weeks ended November 24, 2012, we generated cash from operating activities of $56.2 million resulting primarily from net income of $30.8 million, net of non-cash amounts charged for depreciation, amortization and accretion of $17.1 million and share-based compensation of $1.7 million.  We also generated cash as a result of changes in our assets and liabilities, net of acquisitions of $6.6 million.  In the first quarter of fiscal 2013, we used cash to, among other things, invest $25.1 million in capital expenditures.

We have accumulated $59.7 million in cash outside the United States that is expected to be invested indefinitely in our foreign subsidiaries.  If these funds were distributed to the U.S. in the form of dividends, we would likely be subject to additional U.S. income taxes.

Long-Term Debt and Borrowing Capacity

On May 5, 2011, we entered into a $250.0 million unsecured revolving credit agreement (the “Credit Agreement”) with a syndicate of banks, which matures on May 4, 2016.  Under the Credit Agreement, we are able to borrow funds at variable interest rates based on, at our election, the Eurodollar rate or a base rate, plus in each case a spread based on our consolidated funded debt ratio.  Availability of credit requires compliance with certain financial and other covenants, including a maximum consolidated funded debt ratio and minimum consolidated interest coverage ratio as defined in the Credit Agreement.  We test our compliance with these financial covenants on a fiscal quarterly basis. At November 24, 2012, the interest rates applicable to our borrowings under the Credit Agreement were calculated as LIBOR plus 100 basis points at the time of the respective borrowing.  As of November 24, 2012, we had no outstanding borrowings, letters of credit amounting to $43.7 million and $206.3 million available for borrowing under the Credit Agreement.

On September 14, 2006, we issued $100.0 million of floating rates notes (“Floating Rate Notes”) pursuant to a Note Purchase Agreement (“2006 Note Agreement”).  The Floating Rate Notes mature on September 14, 2013, bear interest at LIBOR plus 50 basis points and may be repaid at face value two years from the date of issuance.

As of November 24, 2012, we were in compliance with all covenants under the Credit Agreement and the 2006 Note Agreement.

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

There is usually a range of reasonable estimates of the costs associated with each site. Our accruals represent the amount within the range that constitutes our best estimate. When we believe that both the amount of a particular liability and the timing of the payments are reliably determinable, we adjust the cost in current dollars using a rate of 3% for inflation until the time of expected payment and discount the cost to present value using current risk-free interest rates. As of November 24, 2012, the risk-free interest rates we utilized ranged from 1.7% to 2.8%.

For environmental liabilities that have been discounted, we include interest accretion, based on the effective interest method, in selling and administrative expenses on the Consolidated Statements of Income. The changes to the amounts of our environmental liabilities for the thirteen weeks ended November 24, 2012 are as follows (in thousands):

November 24, 2012
Beginning balance as of August 25, 2012	$20,020
Costs incurred for which reserves have been provided	(247)
Insurance proceeds received	33
Interest accretion	136
Changes in discount rates	(72)

Balance as of November 24, 2012	$19,870

Anticipated payments and insurance proceeds of currently identified environmental remediation liabilities as of November 24, 2012, for the next five fiscal years and thereafter, as measured in current dollars, are reflected below (in thousands).

(In thousands)	2013	2014	2015	2016	2017	Thereafter	Total
Estimated costs – current dollars	$5,012	$2,470	$1,437	$950	$752	$11,860	$22,481

Estimated insurance proceeds	(126)	(173)	(159)	(173)	(159)	(1,743)	(2,533)

Net anticipated costs	$4,886	$2,297	$1,278	$777	$593	$10,117	$19,948

Effect of inflation							6,839
Effect of discounting							(6,917)

Balance as of November 24, 2012							$19,870

Estimated insurance proceeds are primarily received from an annuity received as part of our legal settlement with an insurance company. Annual proceeds of approximately $0.3 million are deposited into an escrow account which funds remediation and monitoring costs for three sites related to our former operations in Williamstown, Vermont. Annual proceeds received but not expended in the current year accumulate in this account and may be used in future years for costs related to this site through the year 2027. As of November 24, 2012, the balance in this escrow account, which is held in a trust and is not recorded in our Consolidated Balance Sheet, was approximately $3.2 million. Also included in estimated insurance proceeds are amounts we are entitled to receive pursuant to legal settlements as reimbursements from three insurance companies for estimated costs at the site in Uvalde, Texas.

Our nuclear garment decontamination facilities are licensed by the Nuclear Regulatory Commission (“NRC”), or, in certain cases, by the applicable state agency, and are subject to regulation by federal, state and local authorities. There can be no assurance that such regulation will not lead to material disruptions in our garment decontamination business.

From time to time, we are also subject to legal proceedings and claims arising from the conduct of our business operations, including litigation related to charges for certain ancillary services on invoices, personal injury claims, customer contract matters, employment claims and environmental matters as described above. While it is impossible for us to ascertain the ultimate legal and financial liability with respect to contingent liabilities, including lawsuits and environmental contingencies, we believe that the aggregate amount of such liabilities, if any, in excess of amounts covered by insurance have been properly accrued in accordance with accounting principles generally accepted in the United States. It is possible, however, that future financial position and/or results of operations for any particular future period could be materially affected by changes in our assumptions or strategies related to these contingencies or changes out of our control.

In addition, on December 31, 2012, we received a letter from counsel for New England Compounding Center (“NECC”) demanding, among other things, that we indemnify NECC regarding claims made against NECC, including those related to NECC’s highly-publicized compounding and sale of tainted methylprednisolone acetate.  This demand relates to the limited, once-a-month cleaning services we provided to portions of NECC’s clean room facilities.  Based on our preliminary review of this matter, we believe that NECC’s claims are without merit.  We have notified our insurer of this claim.  Based on the information currently available, we are unable to reasonably assess the ultimate outcome of this matter or an estimate or range of estimates of any potential losses.

Off-Balance Sheet Arrangements

As of November 24, 2012, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Securities and Exchange Commission Regulation S-K.

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

Contractual Obligations and Other Commercial Commitments

As of November 24, 2012, there were no material changes in our contractual obligations that were disclosed in our Annual Report on Form 10-K for the year ended August 25, 2012.

Recent Accounting Pronouncements

In May 2011, the FASB issued updated accounting guidance to amend existing requirements for fair value measurements and disclosures.  The guidance expands the disclosure requirements around fair value measurements categorized in Level 3 of the fair value hierarchy and requires disclosure of the level in the fair value hierarchy of items that are not measured at fair value but whose fair value must be disclosed.  It also clarifies and expands upon existing requirements for fair value measurements of financial assets and liabilities as well as instruments classified in shareholders’ equity.  The guidance is effective for interim and annual financial periods beginning after December 15, 2011.  We adopted this revised guidance on August 26, 2012 and the adoption did not have a material impact on our financial statements.

In June 2011, the FASB issued updated accounting guidance that improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income by eliminating the option to present components of other comprehensive income as part of the statement of changes in shareholders’ equity.  The amendments to the existing standard require that all nonowner changes in shareholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The amendments to the existing standard do not change the current option for presenting components of other comprehensive income (“OCI”) gross or net of the effect of income taxes, provided that such tax effects are presented in the statement in which OCI is presented or disclosed in the notes to the financial statements.  Additionally, the standard does not affect the calculation or reporting of earnings per share.  This guidance is effective for annual reporting periods, and any interim periods within those annual periods, that begin after December 15, 2011 and is to be applied retrospectively, with early adoption permitted. We adopted this revised guidance on August 26, 2012 and the adoption did not have a material impact on our financial statements.

In September 2011, the FASB issued updated guidance intended to simplify how entities, both public and nonpublic, test for goodwill impairment.  This guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test.  Also, the guidance improves the examples of events and circumstances that an entity having a reporting unit with a zero or negative carrying amount should consider in determining whether to measure an impairment loss, if any, under the second step of the goodwill impairment test.  This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted.  We adopted this revised guidance on August 26, 2012 and the adoption did not have a material impact on our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

We have determined that all of our foreign subsidiaries operate primarily in local currencies that represent the functional currencies of such subsidiaries. All assets and liabilities of our foreign subsidiaries are translated into U.S. dollars using the exchange rate prevailing at the balance sheet date. The effect of exchange rate fluctuations on the translation of assets and liabilities is recorded as a component of shareholders’ equity. Revenues and expenses are translated at the average exchange rates in effect during each month of the fiscal year. As such, our financial condition and operating results are affected by fluctuations in the value of the U.S. dollar as compared to currencies in foreign countries.  Revenues denominated in currencies other than the U.S. dollar represented approximately 8.7% of total consolidated revenues for the thirteen weeks ended November 24, 2012, and total assets denominated in currencies other than the U.S. dollar represented approximately 10.9% of total consolidated assets at November 24, 2012. If exchange rates had increased or decreased by 10% from the actual rates in effect during the thirteen weeks ended and as of November 24, 2012, our revenues and assets for the thirteen weeks ended and as of November 24, 2012 would have increased or decreased by approximately $2.9 million and $14.2 million, respectively.

We do not operate a hedging program to mitigate the effect of a significant change in the value of our foreign subsidiaries functional currencies, which include the Canadian Dollar, Euro, British Pound, and Mexican Peso, as compared to the U.S. dollar. Any gains or   losses resulting from foreign currency transactions, including exchange rate fluctuations on intercompany accounts, are reported as transaction (gains) losses in our other expense (income). The intercompany payables and receivables are denominated in Canadian Dollars, Euros, British Pounds and Mexican Pesos. During the thirteen weeks ended November 24, 2012, transaction gains included in other expense (income) were approximately $0.2 million. If the exchange rates had changed by 10% during the thirteen weeks ended November 24, 2012, we would have recognized exchange gains or losses of approximately $1.1 million.

Interest Rate Sensitivity

We are exposed to market risk from changes in interest rates which may adversely affect our financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, we manage these exposures through our regular operating and financing activities. We are exposed to interest rate risk primarily through our borrowings under our Credit Agreement with a syndicate of banks and our Floating Rate Notes which were purchased by a group of insurance companies pursuant to the 2006 Note Agreement. Under both agreements, we borrow funds at variable interest rates based on the Eurodollar rate or LIBOR rates. If the LIBOR and Eurodollar rates fluctuated by 10% from the actual rates in effect during the thirteen weeks ended November 24, 2012, our interest expense would have fluctuated by less than $0.1 million from the interest expense recognized during that same period.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of fiscal year 2013 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are subject to legal proceedings and claims arising from the current conduct of our business operations, including personal injury, customer contract, employment claims and environmental matters as described in our Consolidated Financial Statements.  We maintain insurance coverage providing indemnification against many of such claims, and we do not expect that we will sustain any material loss as a result thereof.  Refer to Note 8, “Commitments and Contingencies,” to the Consolidated Financial Statements for further discussion.

ITEM 1A. RISK FACTORS

To our knowledge, except as set forth below under this “Item 1A. Risk Factors,” there have been no material changes in the risk factors described in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended August 25, 2012.  In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended August 25, 2012, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

In addition to contingencies and claims relating to environmental compliance matters, we may from time to time be subject to legal proceedings and claims related to our business operations which may adversely affect our financial condition and operating results.

In addition to contingencies and claims relating to environmental compliance matters, we are subject from time to time to legal proceedings and claims arising from the conduct of our business operations, including personal injury claims, customer contract matters and employment claims.  Certain of these claims are typically not covered by our available insurance.  In addition, claims occasionally result in significant investigation and litigation expenses and, if successful, may result in material losses to us.  Certain claims may also result in significant adverse publicity against us.  As a consequence, successful claims against us not covered by our available insurance coverage could have a material adverse effect on our business, financial condition and results of operation.

In particular, on December 31, 2012, we received a letter from counsel for New England Compounding Center (“NECC”) demanding, among other things, that we indemnify NECC regarding claims made against NECC, including those related to NECC’s highly-publicized compounding and sale of tainted methylprednisolone acetate.  This demand relates to the limited, once-a-month cleaning services we provided to portions of NECC’s clean room facilities.  Based on our preliminary review of this matter, we believe that NECC’s claims are without merit.  We have notified our insurer of this claim.  Based on the information currently available, we are unable to reasonably assess the ultimate outcome of this matter or an estimate or range of estimates of any potential losses.  If we are found to be liable with respect to claims brought against us relating to NECC that are not covered by our available insurance, we may incur liabilities that are material to our financial condition and operating results.

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

***
101 The following materials from UniFirst Corporation’s Quarterly Report on Form 10-Q for the quarter ended November 24, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

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

January 3, 2013		UniFirst Corporation

	By:	/s/ Ronald D. Croatti
Ronald D. Croatti
President and Chief Executive Officer

January 3, 2013

	By:	/s/ Steven S. Sintros
Steven S. Sintros
Vice President and Chief Financial Officer

 EXHIBIT INDEX

*	31.1 Rule 13a-14(a)/15d-14(a) Certification of Ronald D. Croatti

*	31.2 Rule 13a-14(a)/15d-14(a) Certification of Steven S. Sintros

**	32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**	32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

***
101 The following materials from UniFirst Corporation’s Quarterly Report on Form 10-Q for the quarter ended November 24, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

*	Filed herewith

**	Furnished herewith

***
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.