Form 10-Q
period 2013-02-23
UNIFIRST CORP
filed 2013-04-04
CIK 717954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
  WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 23, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

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

Yes ✓	No ___
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ✓	No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer   ✓       Accelerated filer            Smaller Reporting Company        Non-accelerated filer
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes __	No ✓

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The number of outstanding shares of UniFirst Corporation Common Stock and Class B Common Stock at March 27, 2013 were 15,126,063 and 4,885,277, respectively.

UniFirst Corporation
Quarterly Report on Form 10-Q
For the Quarter ended February 23, 2013

Table of Contents

Part I – FINANCIAL INFORMATION

Item 1 – Financial Statements

Consolidated Statements of Income for the Thirteen and Twenty-six Weeks ended February 23, 2013 and February 25, 2012

Consolidated Statements of Comprehensive Income for the Thirteen and Twenty-six Weeks ended February 23, 2013 and February 25, 2012

Consolidated Balance Sheets as of February 23, 2013 and August 25, 2012

Consolidated Statements of Cash Flows for the Twenty-six Weeks ended February 23, 2013 and February 25, 2012

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
Ex-31.1 Section 302 Certification of CEO
Ex-31.2 Section 302 Certification of CFO
Ex-32.1 Section 906 Certification of CEO
Ex-32.2 Section 906 Certification of CFO

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

UniFirst Corporation and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
(In thousands, except per share data)	February 23, 2013	February 25, 2012	February 23, 2013	February 25, 2012

Revenues	$334,306	$309,959	$666,875	$622,984

Operating expenses:
Cost of revenues (1)	208,421	201,437	409,972	396,576
Selling and administrative expenses (1)	65,817	61,197	130,105	120,321
Depreciation and amortization	17,179	16,489	33,950	32,897
Total operating expenses	291,417	279,123	574,027	549,794

Income from operations	42,889	30,836	92,848	73,190

Other (income) expense:
Interest expense	400	555	860	1,128
Interest income	(924)	(749)	(1,691)	(1,380)
Exchange rate loss (gain)	198	(56)	38	571
Total other (income) expense	(326)	(250)	(793)	319

Income before income taxes	43,215	31,086	93,641	72,871
Provision for income taxes	16,573	11,890	36,239	27,873

Net income	$26,642	$19,196	$57,402	$44,998

Income per share – Basic:
Common Stock	$1.40	$1.01	$3.02	$2.38
Class B Common Stock	$1.12	$0.81	$2.42	$1.90

Income per share – Diluted:
Common Stock	$1.33	$0.96	$2.86	$2.26

Income allocated to – Basic:
Common Stock	$20,963	$15,081	$45,155	$35,341
Class B Common Stock	$5,209	$3,765	$11,233	$8,832

Income allocated to – Diluted:
Common Stock	$26,196	$18,863	$56,440	$44,213

Weighted average number of shares outstanding – Basic:
Common Stock	14,962	14,873	14,943	14,856
Class B Common Stock	4,647	4,640	4,647	4,640

Weighted average number of shares outstanding – Diluted:
Common Stock	19,747	19,605	19,714	19,575

Dividends per share:
Common Stock	$0.0375	$0.0375	$0.0750	$0.0750
Class B Common Stock	$0.0300	$0.0300	$0.0600	$0.0600

(1) Exclusive of depreciation on the Company’s property, plant and equipment and amortization of its intangible assets.

The accompanying notes are an integral part of these
Consolidated Financial Statements.

UniFirst Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income
(Unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
(In thousands)	February 23, 2013	February 25, 2012	February 23, 2013	February 25, 2012

Net Income	$26,642	$19,196	$57,402	$44,998

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(2,815)	5,088	(2,490)	(2,310)
Pension benefit liabilities, net (1)	—	—	50	—

Other comprehensive income (loss)	(2,815)	5,088	(2,440)	(2,310)

Comprehensive income	$23,827	$24,284	$54,962	$42,688

(1) Net of less than $0.1 million of tax expense for the twenty-six weeks ended February 23, 2013.

UniFirst Corporation and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

(In thousands, except share data)	February 23, 2013	August 25, 2012(a)
Assets
Current Assets:
Cash and cash equivalents	$163,279	$120,123
Receivables, less reserves of $6,912 and $5,152, respectively	146,368	135,327
Inventories	74,386	75,420
Rental merchandise in service	129,697	138,284
Prepaid and deferred income taxes	12,785	12,785
Prepaid expenses	8,143	5,741

Total current assets	534,658	487,680

Property, plant and equipment:
Land, buildings and leasehold improvements	369,819	355,568
Machinery and equipment	450,767	425,274
Motor vehicles	145,090	141,370

Total property, plant and equipment	965,676	922,212
Less -- accumulated depreciation	532,500	510,008

Total property, plant and equipment, net	433,176	412,204

Goodwill	288,674	288,137
Customer contracts, net	44,490	48,580
Other intangible assets, net	1,611	1,951
Other assets	2,412	1,982
Total assets	$1,305,021	$1,240,534

Liabilities and shareholders' equity
Current liabilities:
Loans payable and current maturities of long-term debt	$110,686	$6,831
Accounts payable	49,055	52,340
Accrued liabilities	84,252	78,174
Accrued income taxes	5,621	8,180

Total current liabilities	249,614	145,525

Long-term liabilities:
Long-term debt, net of current maturities	155	100,155
Accrued liabilities	44,230	43,420
Accrued and deferred income taxes	54,725	54,509

Total long-term liabilities	99,110	198,084

Commitments and contingencies (Note 8)
Shareholders' equity:
Preferred stock, $1.00 par value; 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $0.10 par value; 30,000,000 shares authorized; 15,124,559 and 15,064,069 issued and outstanding, respectively	1,512	1,506
Class B Common Stock, $0.10 par value; 20,000,000 shares authorized; 4,885,277 and 4,885,277 issued and outstanding, respectively	488	488
Capital surplus	48,814	42,984
Retained earnings	900,652	844,676
Accumulated other comprehensive income	4,831	7,271

Total shareholders' equity	956,297	896,925

Total liabilities and shareholders’ equity	$1,305,021	$1,240,534

(a) Derived from audited financial statements

The accompanying notes are an integral part of these
Consolidated Financial Statements.

UniFirst Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

Twenty-six weeks ended (In thousands)	February 23, 2013	February 25, 2012
Cash flows from operating activities:
Net income	$57,402	$44,998
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	29,000	27,550
Amortization of intangible assets	4,950	5,347
Amortization of deferred financing costs	119	119
Share-based compensation	3,697	3,701
Accretion on environmental contingencies	271	316
Accretion on asset retirement obligations	331	316
Deferred income taxes	77	362
Changes in assets and liabilities, net of acquisitions:
Receivables	(11,194)	(11,698)
Inventories	1,108	(1,348)
Rental merchandise in service	8,461	(10,246)
Prepaid expenses	(2,402)	(3,169)
Accounts payable	(3,236)	(1,699)
Accrued liabilities	6,414	1,891
Prepaid and accrued income taxes	(2,480)	4,006
Net cash provided by operating activities	92,518	60,446

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(1,550)	—
Capital expenditures	(50,756)	(34,275)
Other	(72)	(464)
Net cash used in investing activities	(52,378)	(34,739)

Cash flows from financing activities:
Proceeds from loans payable and long-term debt	4,054	38,910
Payments on loans payable and long-term debt	(14)	(54,325)
Proceeds from exercise of Common Stock options	2,140	1,914
Payment of cash dividends	(1,424)	(1,418)
Net cash provided by (used in) financing activities	4,756	(14,919)

Effect of exchange rate changes	(1,740)	(254)

Net increase in cash and cash equivalents	43,156	10,534
Cash and cash equivalents at beginning of period	120,123	48,812

Cash and cash equivalents at end of period	$163,279	$59,346

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

2. Recent Accounting Pronouncements

In May 2011, the FASB issued updated accounting guidance to amend existing requirements for fair value measurements and disclosures.  The guidance expands the disclosure requirements around fair value measurements categorized in Level 3 of the fair value hierarchy and requires disclosure of the level in the fair value hierarchy of items that are not measured at fair value but whose fair value must be disclosed.  It also clarifies and expands upon existing requirements for fair value measurements of financial assets and liabilities as well as instruments classified in shareholders’ equity.  The guidance was effective for interim and annual financial periods beginning after December 15, 2011.  The Company adopted this revised guidance on August 26, 2012 and the adoption did not have a material impact on its financial statements.

In June 2011, the FASB issued updated accounting guidance that improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income by eliminating the option to present components of other comprehensive income as part of the statement of changes in shareholders’ equity.  The amendments to the existing standard require that all nonowner changes in shareholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The amendments to the existing standard do not change the current option for presenting components of OCI gross or net of the effect of income taxes, provided that such tax effects are presented in the statement in which OCI is presented or disclosed in the notes to the financial statements.  Additionally, the standard does not affect the calculation or reporting of earnings per share.  This guidance was effective for annual reporting periods, and any interim periods within those annual periods, that began after December 15, 2011 and is to be applied retrospectively, with early adoption permitted.  The Company adopted this revised guidance on August 26, 2012 and the adoption did not have a material impact on its financial statements.

In September 2011, the FASB issued updated guidance intended to simplify how entities, both public and nonpublic, test for goodwill impairment.  This guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test.  Also, the guidance improves the examples of events and circumstances that an entity having a reporting unit with a zero or negative carrying amount should consider in determining whether to measure an impairment loss, if any, under the second step of the goodwill impairment test.  This guidance was effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted.  The Company adopted this revised guidance on August 26, 2012 and the adoption did not have a material impact on its financial statements.

In February 2013, the FASB issued updated accounting guidance that improves the reporting of reclassifications out of accumulated other comprehensive income.  The amendments in this updated guidance require an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under US GAAP to be reclassified in its entirety to net income.  For other amounts that are not required under US GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under US GAAP that provide additional detail about those amounts.  The guidance is effective for interim and annual financial periods beginning after December 15, 2012, with early adoption permitted.  The Company does not expect this guidance to have a material impact on its financial statements.

3. Acquisitions

During the twenty-six weeks ended February 23, 2013, the Company completed two acquisitions with an aggregate purchase price of approximately $1.6 million. The results of operations of these acquisitions have been included in the Company’s consolidated financial results since their respective acquisition dates. None of these acquisitions was significant in relation to the Company’s consolidated financial results and, therefore, pro forma financial information has not been presented.

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

All financial assets or liabilities that are measured at fair value on a recurring basis (at least annually) have been segregated into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date.  The assets or liabilities measured at fair value on a recurring basis are summarized in the table below (in thousands):

	As of February 23, 2013
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents	$34,148	$—	$—	$34,148
Total	$34,148	$—	$—	$34,148

The Company’s cash equivalents listed above represent money market securities and are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The Company does not adjust the quoted market price for such financial instruments.

5. Employee Benefit Plans

Defined Contribution Retirement Savings Plan

The Company has a defined contribution retirement savings plan with a 401(k) feature for all eligible employees not under collective bargaining agreements. The Company matches a portion of the employee’s contribution and can make an additional contribution at its discretion. Contributions charged to expense under the plan for the thirteen weeks ended February 23, 2013 and February 25, 2012 were $4.2 million and $2.9 million, respectively. Contributions charged to expense under the plan for the twenty-six weeks ended February 23, 2013 and February 25, 2012 were $8.5 million and $5.8 million, respectively.

Pension Plans and Supplemental Executive Retirement Plans

The Company maintains an unfunded Supplemental Executive Retirement Plan for certain eligible employees of the Company, a non-contributory defined benefit pension plan covering union employees at one of its locations, and a frozen pension plan the Company assumed in connection with its acquisition of Textilease Corporation in fiscal 2004. The amounts charged to expense related to these plans for the thirteen weeks ended February 23, 2013 and February 25, 2012 were $0.6 million and $0.5 million, respectively. The amounts charged to expense related to these plans for the twenty-six weeks ended February 23, 2013 and February 25, 2012 were $1.2 million and $1.1 million, respectively.

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

	Thirteen weeks ended		Twenty-six weeks ended
	February 23, 2013	February 25, 2012	February 23, 2013	February 25, 2012

Net income	$26,642	$19,196	$57,402	$44,998

Allocation of net income for Basic:
Common Stock	$20,963	$15,081	$45,155	$35,341
Class B Common Stock	5,209	3,765	11,233	8,832
Unvested participating shares	470	350	1,014	825
	$26,642	$19,196	$57,402	$44,998

Weighted average number of shares for Basic:
Common Stock	14,962	14,873	14,943	14,856
Class B Common Stock	4,647	4,640	4,647	4,640
Unvested participating shares	383	394	383	396
	19,992	19,907	19,973	19,892

Earnings per share for Basic:
Common Stock	$1.40	$1.01	$3.02	$2.38
Class B Common Stock	$1.12	$0.81	$2.42	$1.90

The  Company is required to calculate diluted EPS for Common Stock using the more dilutive of the following two methods:

•	The treasury stock method; or

•	The two-class method assuming a participating security is not exercised or converted.

For the thirteen and twenty-six weeks ended February 23, 2013, the Company’s diluted EPS assumes the conversion of all vested Class B Common Stock into Common Stock and uses the two-class method for its unvested participating shares.  The following table sets forth the computation of diluted earnings per share of Common Stock for the thirteen and twenty-six weeks ended February 23, 2013 as follows (in thousands, except per share data):

	Thirteen weeks ended February 23, 2013			Twenty-six weeks ended February 23, 2013
	Earnings to Common Shareholders	Common Shares	EPS	Earnings to Common Shareholders	Common Shares	EPS

As reported - Basic	$20,963	14,962	$1.40	$45,155	14,943	$3.02

Add: effect of dilutive potential common shares
Share-based awards	—	138		—	124
Class B Common Stock	5,209	4,647		11,233	4,647

Add: Undistributed earnings allocated to unvested participating shares	457	—		989	—

Less: Undistributed earnings reallocated to unvested participating shares	(433)	—		(937)	—

Diluted EPS – Common Stock	$26,196	19,747	$1.33	$56,440	19,714	$2.86

Share-based awards that would result in the issuance of 13,983 shares of Common Stock were excluded from the calculation of diluted earnings per share for the thirteen weeks ended February 23, 2013 because they were anti-dilutive.  There were no share-based awards that were excluded from the calculation of diluted earnings per share for the twenty-six weeks ended February 23, 2013 because they were anti-dilutive.

For the thirteen and twenty-six weeks ended February 25, 2012, the Company’s diluted EPS assumes the conversion of all vested Class B Common Stock into Common Stock and uses the two-class method for its unvested participating shares. The following table sets forth the computation of diluted earnings per share of Common Stock for the thirteen and twenty-six weeks ended February 25, 2012  as follows (in thousands, except per share data):

	Thirteen weeks ended February 25, 2012			Twenty-six weeks ended February 25, 2012
	Earnings to Common Shareholders	Common Shares	EPS	Earnings to Common Shareholders	Common Shares	EPS

As reported - Basic	$15,081	14,873	$1.01	$35,341	14,856	$2.38

Add: effect of dilutive potential common shares
Share-based awards	—	92		—	79
Class B Common Stock	3,765	4,640		8,832	4,640

Add: Undistributed earnings allocated to unvested participating shares	337	—		799	—

Less: Undistributed earnings reallocated to unvested participating shares	(320)	—		(759)	—

Diluted EPS – Common Stock	$18,863	19,605	$0.96	$44,213	19,575	$2.26

Share-based awards that would result in the issuance of 17,454 and 16,369 shares of Common Stock were excluded from the calculation of diluted earnings per share for the thirteen and twenty-six weeks ended February 25, 2012, respectively, because they were anti-dilutive.

7. Asset Retirement Obligations

The Company recognizes asset retirement obligations in the period in which they are incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Company continues to depreciate, on a straight-line basis, the amount added to property, plant and equipment and recognizes accretion expense in connection with the discounted liability over the various remaining lives which range from approximately one to thirty-one years.

A reconciliation of the Company’s asset retirement liability is as follows (in thousands):

February 23, 2013
Beginning balance as of August 25, 2012	$10,120
Accretion expense	331
Ending balance as of February 23, 2013	$10,451

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

There is usually a range of reasonable estimates of the costs associated with each site. The Company’s accruals reflect the amount within the range that constitutes its best estimate. Where it believes that both the amount of a particular liability and the timing of the payments are reliably determinable, the Company adjusts the cost in current dollars using a rate of 3% for inflation until the time of expected payment and discounts the cost to present value using current risk-free interest rates.  As of February 23, 2013, the risk-free interest rates utilized by the Company ranged from 2.0% to 3.2%.

For environmental liabilities that have been discounted, the Company includes interest accretion, based on the effective interest method, in selling and administrative expenses on the Consolidated Statements of Income.  The changes to the Company’s environmental liabilities for the twenty-six weeks ended February 23, 2013 are as follows (in thousands):

February 23, 2013
Beginning balance as of August 25, 2012	$20,020
Payments made for which reserves had been provided	(1,150)
Insurance proceeds received	87
Interest accretion	271
Change in discount rates	(649)

Balance as of February 23, 2013	$18,579

Anticipated payments and insurance proceeds of currently identified environmental remediation liabilities as of February 23, 2013, for the next five fiscal years and thereafter, as measured in current dollars, are reflected below.

(In thousands)	2013	2014	2015	2016	2017	Thereafter	Total
Estimated costs – current dollars	$4,109	$2,470	$1,437	$950	$752	$11,861	$21,579

Estimated insurance proceeds	(72)	(173)	(159)	(173)	(159)	(1,743)	(2,479)

Net anticipated costs	$4,037	$2,297	$1,278	$777	$593	$10,118	$19,100

Effect of inflation							6,974
Effect of discounting							(7,495)

Balance as of February 23, 2013							$18,579

Estimated insurance proceeds are primarily received from an annuity received as part of a legal settlement with an insurance company. Annual proceeds of approximately $0.3 million are deposited into an escrow account which funds remediation and monitoring costs for three sites related to former operations in Williamstown, Vermont. Annual proceeds received but not expended in the current year accumulate in this account and may be used in future years for costs related to this site through the year 2027. As of February 23, 2013, the balance in this escrow account, which is held in a trust and is not recorded in the Company’s Consolidated Balance Sheet, was approximately $3.1 million. Also included in estimated insurance proceeds are amounts the Company is entitled to receive pursuant to legal settlements as reimbursements from three insurance companies for estimated costs at the site in Uvalde, Texas.

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

While it is impossible to ascertain the ultimate legal and financial liability with respect to contingent liabilities, including lawsuits and environmental contingencies, the Company believes that the aggregate amount of such liabilities, if any, in excess of amounts covered by insurance have been properly accrued in accordance with US GAAP. It is possible, however, that the future financial position or results of operations for any particular period could be materially affected by changes in the Company’s assumptions or strategies related to these contingencies or changes out of the Company’s control.

In addition, on December 31, 2012, the Company received a letter from counsel for New England Compounding Center (“NECC”) demanding, among other things, that the Company indemnify NECC regarding claims made against NECC, including those related to NECC’s highly-publicized compounding and sale of tainted methylprednisolone acetate.  This demand relates to the limited, once-a-month cleaning services the Company provided to portions of NECC’s cleanroom facilities.  Based on its preliminary review of this matter, the Company believes that NECC’s claims are without merit.  The Company has notified its insurers of this claim and preliminary discussions concerning coverage have begun. While the Company is unable to ascertain the ultimate outcome of this matter, based on the information currently available, the Company believes that a loss with respect to this matter is neither probable nor remote, and the Company is unable to reasonably assess an estimate or range of estimates of any potential losses.

9. Income Taxes

The Company’s effective income tax rate was 38.4% and 38.7% for the thirteen and twenty-six weeks ended February 23, 2013, respectively, as compared to 38.3% for both the thirteen and twenty-six weeks ended February 25, 2012.  The increase in the effective income tax rate for the twenty-six weeks ended February 23, 2013 was primarily due to $0.4 million of tax expense that the Company recognized related to non-deductible compensation that was recorded in the first quarter of fiscal 2013.  The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense which is consistent with the recognition of these items in prior reporting periods.  During the twenty-six weeks ended February 23, 2013, there were no material changes in the amount of unrecognized tax benefits or the amount accrued for interest and penalties.

U.S. and Canadian federal income tax statutes have lapsed for filings up to and including fiscal years 2008 and 2005, respectively, and the Company is currently under audit for U.S. federal income taxes for 2010 and 2011. With a few exceptions, the Company is no longer subject to state and local income tax examinations for periods prior to fiscal 2007.  The Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change significantly in the next 12 months.

10. Long-Term Debt

On May 5, 2011, the Company entered into a $250.0 million unsecured revolving credit agreement (the “Credit Agreement”) with a syndicate of banks, which matures on May 4, 2016.  Under the Credit Agreement, the Company is able to borrow funds at variable interest rates based on, at the Company’s election, the Eurodollar rate or a base rate, plus in each case a spread based on the Company’s consolidated funded debt ratio.  Availability of credit requires compliance with certain financial and other covenants, including a maximum consolidated funded debt ratio and minimum consolidated interest coverage ratio as defined in the Credit Agreement.  The Company tests its compliance with these financial covenants on a fiscal quarterly basis. At February 23, 2013, the interest rates applicable to the Company’s borrowings under the Credit Agreement would be calculated as LIBOR plus 100 basis points at the time of the respective borrowing.  As of February 23, 2013, the Company had no outstanding borrowings, letters of credit amounting to $47.0 million and $203.0 million available for borrowing under the Credit Agreement.

On September 14, 2006, the Company issued $100.0 million of floating rates notes (“Floating Rate Notes”) pursuant to a Note Purchase Agreement (“2006 Note Agreement”).  The Floating Rate Notes mature on September 14, 2013, bear interest at LIBOR plus 50 basis points and may be repaid at face value two years from the date of issuance.  The Company is currently in the process of evaluating whether it will repay or refinance the Floating Rate Notes as they mature. The Company believes that the repayment or refinancing of the Floating Rate Notes will not adversely affect its financial condition.  If the Company chooses not to refinance, it would utilize its current cash reserves and, if necessary, borrowings under its Credit Agreement to satisfy this debt obligation.  The Company believes that utilizing its cash in this manner would not negatively impact its liquidity or operations.

As of February 23, 2013, the Company was in compliance with all covenants under the Credit Agreement and the 2006 Note Agreement.

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

The Company refers to the US and Canadian Rental and Cleaning, MFG, and Corporate reporting segments combined as its “core laundry operations,” which is included as a subtotal in the following tables (in thousands):

Thirteen weeks ended	US and Canadian Rental and Cleaning	MFG	Net Interco MFG Elim	Corporate	Subtotal Core Laundry Operations	Specialty Garments	First Aid	Total

February 23, 2013
Revenues	$297,800	$38,177	$(38,177)	$3,829	$301,629	$22,593	$10,084	$334,306

Income (loss) from operations	$48,411	$12,783	$(40)	$(20,827)	$40,327	$1,275	$1,287	$42,889

Interest (income) expense, net	$(827)	$—	$—	$303	$(524)	$—	$—	$(524)

Income (loss) before taxes	$49,241	$12,773	$(40)	$(21,139)	$40,835	$1,093	$1,287	$43,215

February 25, 2012
Revenues	$273,742	$34,992	$(34,992)	$3,505	$277,247	$23,501	$9,211	$309,959

Income (loss) from operations	$35,038	$11,018	$(67)	$(18,540)	$27,449	$2,576	$811	$30,836

Interest (income) expense, net	$(528)	$—	$—	$334	$(194)	$—	$—	$(194)

Income (loss) before taxes	$35,546	$10,915	$(67)	$(18,901)	$27,493	$2,782	$811	$31,086

Twenty-six weeks ended	US and Canadian Rental and Cleaning	MFG	Net Interco MFG Elim	Corporate	Subtotal Core Laundry Operations	Specialty Garments	First Aid	Total

February 23, 2013
Revenues	$589,083	$80,772	$(80,772)	$7,106	$596,189	$50,477	$20,209	$666,875

Income (loss) from operations	$99,682	$28,105	$(3,006)	$(39,926)	$84,855	$5,979	$2,014	$92,848

Interest (income) expense, net	$(1,521)	$—	$—	$690	$(831)	$—	$—	$(831)

Income (loss) before taxes	$101,206	$28,020	$(3,006)	$(40,637)	$85,583	$6,044	$2,014	$93,641

February 25, 2012
Revenues	$542,952	$76,378	$(76,378)	$6,568	$549,520	$53,769	$19,695	$622,984

Income (loss) from operations	$78,769	$22,500	$(99)	$(38,739)	$62,431	$9,142	$1,617	$73,190

Interest (income) expense, net	$(1,107)	$—	$—	$855	$(252)	$—	$—	$(252)

Income (loss) before taxes	$79,865	$22,518	$(99)	$(39,603)	$62,681	$8,573	$1,617	$72,871

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR FOR FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and any documents incorporated by reference contain forward looking statements within the meaning of the federal securities laws.  Forward looking statements contained in this Quarterly Report on Form 10-Q and any documents incorporated by reference are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995.  Forward looking statements may be identified by words such as “estimates,” “anticipates,” “projects,” “plans,” “expects,” “intends,” “believes,” “seeks,” “could,” “should,” “may,” “will,” or the negative versions thereof, and similar expressions and by the context in which they are used.  Such forward looking statements are based upon our current expectations and speak only as of the date made.  Such statements are highly dependent upon a variety of risks, uncertainties and other important factors that could cause actual results to differ materially from those reflected in such forward looking statements.  Such factors include, but are not limited to, uncertainties caused by the continuing adverse worldwide economic conditions, uncertainties regarding our ability to consummate and successfully integrate acquired businesses, uncertainties regarding any existing or newly-discovered expenses and liabilities related to environmental compliance and remediation, any adverse outcome of pending or future contingencies or claims, our ability to compete successfully without any significant degradation in our margin rates, seasonal fluctuations in business levels, our ability to preserve positive labor relationships and avoid becoming the target of corporate labor unionization campaigns that could disrupt our business, the effect of currency fluctuations on our results of operations and financial condition, our dependence on third parties to supply us with raw materials, any loss of key management or other personnel, increased costs as a result of any future changes in federal or state laws, rules and regulations or governmental interpretation of such laws, rules and regulations, uncertainties regarding the price levels of natural gas, electricity, fuel and labor, the impact of adverse economic conditions and the current tight credit markets on our customers and such customers’ workforces, the level and duration of workforce reductions by our customers, the continuing increase in domestic healthcare costs, demand and prices for our products and services, rampant criminal activity and instability in Mexico where our principal garment manufacturing plants are located, our ability to properly and efficiently design, construct, implement and operate our new CRM computer system, additional professional and internal costs necessary for compliance with recent and proposed future changes in Securities and Exchange Commission, New York Stock Exchange and accounting rules, strikes and unemployment levels, our efforts to evaluate and potentially reduce internal costs, economic and other developments associated with the war on terrorism and its impact on the economy, general economic conditions and other factors described under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended August 25, 2012 and in other filings with the Securities and Exchange Commission.  We undertake no obligation to update any forward looking statements to reflect events or circumstances arising after the date on which such statements are made.

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

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, the most important and pervasive accounting policies used and areas most sensitive to material changes from external factors. See Note 1 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended August 25, 2012 for additional discussion of the application of these and other accounting policies.

Results of Operations

The following table presents certain selected financial data, including the percentage of revenues represented by each item, for the thirteen and twenty-six weeks ended February 23, 2013 and the thirteen and twenty-six weeks ended February 25, 2012.  Cost of revenues presented in the table below include merchandise costs related to the amortization of rental merchandise in service and direct sales as well as labor and other production, service and delivery costs associated with operating our industrial laundries, Specialty Garments facilities, First Aid locations and our distribution center. Selling and administrative costs include costs related to our sales and marketing functions as well as general and administrative costs associated with our corporate offices and operating locations including information systems, engineering, materials management, manufacturing planning, finance, budgeting, and human resources.

	Thirteen weeks ended					Twenty-six weeks ended
(In thousands, except percentages)	February 23, 2013	% of Rev.	February 25, 2012	% of Rev.	% Change	February 23, 2013	% of Rev.	February 25, 2012	% of Rev.	% Change

Revenues	$334,306	100.0%	$309,959	100.0%	7.9%	$666,875	100.0%	$622,984	100.0%	7.0%

Operating expenses:
Cost of revenues (1)	208,421	62.3	201,437	65.0	3.5	409,972	61.5	396,576	63.7	3.4
Selling and administrative expenses (1)	65,817	19.7	61,197	19.7	7.5	130,105	19.5	120,321	19.3	8.1
Depreciation and amortization	17,179	5.1	16,489	5.3	4.2	33,950	5.1	32,897	5.3	3.2
Total operating expenses	291,417	87.2	279,123	90.1	4.4	574,027	86.1	549,794	88.3	4.4

Income from operations	42,889	12.8	30,836	9.9	39.1	92,848	13.9	73,190	11.7	26.9

Other (income) expense	(326)	-0.1	(250)	-0.1	30.4	(793)	-0.1	319	0.1	-348.6

Income before income taxes	43,215	12.9	31,086	10.0	39.0	93,641	14.0	72,871	11.7	28.5
Provision for income taxes	16,573	5.0	11,890	3.8	39.4	36,239	5.4	27,873	4.5	30.0

Net income	$26,642	8.0%	$19,196	6.2%	38.8%	$57,402	8.6%	$44,998	7.2%	27.6%

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

Thirteen weeks ended February 23, 2013 compared with thirteen weeks ended February 25, 2012

Revenues

(In thousands, except percentages)	February 23, 2013	February 25, 2012	Dollar Change	Percent Change

Core Laundry Operations	$301,629	$277,247	$24,382	8.8%
Specialty Garments	22,593	23,501	(908)	-3.9
First Aid	10,084	9,211	873	9.5
Consolidated total	$334,306	$309,959	$24,347	7.9%

For the thirteen weeks ended February 23, 2013, our consolidated revenues increased by $24.3 million from the comparable period in fiscal 2012, or 7.9%.  This increase was due to a $24.4 million increase in revenues from our core laundry operations.  Core laundry operations’ revenues increased to $301.6 million for the thirteen weeks ended February 23, 2013 from $277.2 million for the comparable period of fiscal 2012, or 8.8%. Excluding the effect of acquisitions and a stronger Canadian dollar, core laundry operations’ revenues grew primarily due to organic growth of 8.3%, which is comprised of new sales, additions to our existing customer base and price increases offset by lost accounts and reductions to our existing customer base. Organic growth benefited from solid new account sales. In addition, certain annual price adjustments also contributed to the revenue growth during the quarter. Our revenues continue to benefit from higher charges for lost and damaged merchandise as well as higher garment make-up and emblem charges compared to a year ago.  Core laundry operations’ revenues were positively impacted during our second fiscal quarter of 2013 by a customer buyout that increased organic growth by 0.8%.

Specialty Garments’ revenues decreased to $22.6 million in the second fiscal quarter of 2013 from $23.5 million in the comparable period of 2012, a decrease of 3.9%.  This decrease was primarily the result of the completion of two large power reactor rebuild projects in the fourth quarter of fiscal 2012.  This segment’s results are often affected by the timing and length of its customers’ power reactor outages as well as its project-based activities.  First Aid revenues increased by $0.9 million, or 9.5%, for the thirteen weeks ended February 23, 2013 as compared to the same period in fiscal 2012 as a result of improved performance from the segment’s wholesale distribution and pill packaging operations.

Cost of Revenues

For the thirteen weeks ended February 23, 2013, cost of revenues decreased to 62.3% of revenues, or $208.4 million, from 65.0% of revenues, or $201.4 million, for the thirteen weeks ended February 25, 2012.  This decrease was primarily due to lower merchandise, energy, payroll, and other production costs as a percentage of revenues in our core laundry operations, primarily due to the strong revenue growth this segment experienced in the thirteen weeks ended February 23, 2013.  These lower costs as a percentage of revenues were partially offset by an increase in cost of revenues for the Specialty Garments’ segment as a percentage of revenues due to the revenue contraction that segment experienced during the quarter.

Selling and Administrative Expense

For both the thirteen weeks ended February 23, 2013 and February 25, 2012, our selling and administrative expenses were 19.7% of revenues, or $65.8 million and $61.2 million, respectively. We benefited from lower payroll costs as a percentage of revenues due to the strong growth experienced during the second quarter of fiscal 2013, however, this benefit was offset by higher payroll-related costs.

Depreciation and Amortization

Our depreciation and amortization expense was $17.2 million, or 5.1% of revenues, for the thirteen weeks ended February 23, 2013 compared to $16.5 million, or 5.3% of revenues, for the thirteen weeks ended February 25, 2012. The increase in depreciation and amortization expense was due to capital expenditure and acquisition activity in earlier periods.

Income from Operations

For the thirteen weeks ended February 23, 2013 and February 25, 2012, changes in our revenues and costs as discussed above resulted in the following changes in our income from operations:

(In thousands, except percentages)	February 23, 2013	February 25, 2012	Dollar Change	Percent Change

Core Laundry Operations	$40,327	$27,449	$12,878	46.9%
Specialty Garments	1,275	2,576	(1,301)	-50.5
First Aid	1,287	811	476	58.8
Consolidated total	$42,889	$30,836	$12,053	39.1%

Other (Income) Expense

Other (income) expense, which includes interest expense, interest income and foreign currency exchange (gain) loss was a gain of $0.3 million for both the thirteen weeks ended February 23, 2013 and the thirteen weeks ended February 25, 2012.  Net interest income in the thirteen weeks ended February 23, 2013 increased to $0.5 million from $0.2 million in the thirteen weeks ended February 25, 2012. The benefit related to a decrease in the interest rates affecting our variable rate debt. This gain was offset by foreign exchange loss of $0.2 million in the thirteen weeks ended February 23, 2013 compared to a gain of $0.1 million in the comparable period of fiscal 2012.

Provision for Income Taxes

Our effective income tax rate was 38.4% for the thirteen weeks ended February 23, 2013, compared to 38.3% for the thirteen weeks ended February 25, 2012.

Twenty-six weeks ended February 23, 2013 compared with Twenty-six weeks ended February 25, 2012

Revenues

(In thousands, except percentages)	February 23, 2013	February 25, 2012	Dollar Change	Percent Change

Core Laundry Operations	$596,189	$549,520	$46,669	8.5%
Specialty Garments	50,477	53,769	(3,292)	-6.1
First Aid	20,209	19,695	514	2.6
Consolidated total	$666,875	$622,984	$43,891	7.0%

For the twenty-six weeks ended February 23, 2013, our consolidated revenues increased by $43.9 million from the comparable period in fiscal 2012, or 7.0%.  The consolidated increase was primarily driven by a $46.7 million increase in our core laundry operations’ segment. Core laundry operations’ revenues increased to $596.2 million for the twenty-six weeks ended February 23, 2013 from $549.5 million for the comparable period of fiscal 2012, an increase of 8.5%. Excluding the effect of acquisitions and a stronger Canadian dollar, revenues grew primarily due to organic growth of 8.2%, which is comprised of new sales, additions to our existing customer base and price increases offset by lost accounts and reductions to our existing customer base. Organic growth benefited from new account sales as well as certain annual price adjustments that also contributed to the revenue growth in the first half of fiscal 2013. Our revenues continue to benefit from higher charges for lost and damaged merchandise as well as higher garment make-up and emblem charges compared to a year ago.  Core laundry operations’ revenues were positively impacted during the first half of 2013 by a customer buyout that increased organic growth by 0.4%.

Specialty Garments’ revenues decreased to $50.5 million in the twenty-six weeks ended February 23, 2013 from $53.8 million in the comparable period of 2012, a decrease of 6.1%.  This decrease was primarily the result of weaker results from the segment’s European operations as well as the completion of two large power reactor rebuild projects in the fourth quarter of fiscal 2012.  This segment’s results are often affected by the timing and length of its customers’ power reactor outages as well as its project-based activities.  First Aid revenues increased by $0.5 million, or 2.6%, in the twenty-six weeks ended February 23, 2013 as compared with the same period in fiscal 2012 as a result of improved performance from the segment’s wholesale distribution and pill packaging operations.

Cost of Revenues

For the twenty-six weeks ended February 23, 2013, cost of revenues decreased to 61.5% of revenues, or $410.0 million, from 63.7% of revenues, or $396.6 million, for the twenty-six weeks ended February 25, 2012.  This decrease was primarily due to lower merchandise, energy, payroll, and other production costs as a percentage of revenues in our core laundry operations, primarily due to the strong revenue growth this segment experienced in the twenty-six weeks ended February 23, 2013.  These lower costs as a percentage of revenues were partially offset by an increase in cost of revenues for the Specialty Garments’ segment as a percentage of revenues due to the revenue contraction that segment experienced in the first half of fiscal 2013.

Selling and Administrative Expense

Our selling and administrative expenses increased to 19.5% of revenues, or $130.1 million, for the twenty-six weeks ended February 23, 2013 from 19.3% of revenues, or $120.3 million, for the twenty-six weeks ended February 25, 2012. This increase primarily was due to higher payroll-related costs as a percentage of revenues.

Depreciation and Amortization

Our depreciation and amortization expense was $34.0, or 5.1% of revenues, for the twenty-six weeks ended February 23, 2013 compared to $32.9 million, or 5.3% of revenues, for the twenty-six weeks ended February 25, 2012. Depreciation and amortization expense increased due to capital expenditure and acquisition activity in earlier periods but decreased as a percentage of revenues due to the strong revenue growth we experienced in the twenty-six weeks ended February 23, 2013.

Income from Operations

For the twenty-six weeks ended February 23, 2013 and February 25, 2012, the revenue growth in our operations, as well as the change in our costs as discussed above, resulted in the following changes in our income from operations:

(In thousands, except percentages)	February 23, 2013	February 25, 2012	Dollar Change	Percent Change

Core Laundry Operations	$84,855	$62,431	$22,424	35.9%
Specialty Garments	5,979	9,142	(3,163)	-34.6
First Aid	2,014	1,617	397	24.6
Consolidated total	$92,848	$73,190	$19,658	26.9%

Other (Income) Expense

Other (income) expense, which includes interest expense, interest income and foreign currency exchange (gain) loss, was a gain of $0.8 million for the twenty-six weeks ended February 23, 2013 as compared with a loss of $0.3 million for the twenty-six weeks ended February 25, 2012. The increase was primarily due to net interest income in the twenty-six weeks ended February 23, 2013 of $0.8 million compared to net interest income of $0.3 million in the twenty-six weeks ended February 25, 2012.  This benefit related to a decrease in the interest rates affecting our variable rate debt as well as slightly lower debt outstanding in the first half of fiscal 2013 compared to the comparable period of fiscal 2012.

Provision for Income Taxes

Our effective income tax rate was 38.7% for the twenty-six weeks ended February 23, 2013, as compared to 38.3% for the twenty-six weeks ended February 25, 2012.  Our tax rate in the first half of fiscal 2013 was higher than in the first half of fiscal 2012 primarily due to $0.4 million of tax expense that we recognized related to non-deductible compensation that was recorded in the first quarter of fiscal 2013.

Liquidity and Capital Resources

General

As of February 23, 2013, we had cash and cash equivalents of $163.3 million and working capital of $285.0 million. In addition, we generated $92.5 million and $161.7 million in cash from operating activities in the six months ended February 23, 2013 and the twelve months ended August 25, 2012, respectively. We believe that our current cash and cash equivalent balances, our cash generated from future operations and amounts available under our Credit Agreement (defined below) will be sufficient to meet our current anticipated working capital and capital expenditure requirements for at least the next 12 months.

Sources and Uses of Cash

During the twenty-six weeks ended February 23, 2013, we generated cash from operating activities of $92.5 million resulting primarily from net income of $57.4 million, net of non-cash amounts charged for depreciation, amortization and accretion of $34.7 million and share-based compensation of $3.7 million.  We also generated cash as a result of decreases in rental merchandise in service of $8.5 million, decreases in inventories of $1.1 million and an increase in accrued liabilities of $6.4 million.  These inflows were partially offset by increases in receivables of $11.2 million, decreases in accrued taxes of $2.5 million, increases in prepaid expenses of $2.4 million and a decrease in accounts payable of $3.2 million. We used cash to, among other things, invest $50.8 million in capital expenditures and fund the acquisition of businesses in the amount of approximately $1.6 million.

We have accumulated $58.1 million in cash outside the United States that is expected to be invested indefinitely in our foreign subsidiaries.  If these funds were distributed to the U.S. in the form of dividends, we would likely be subject to additional U.S. income taxes.

Long-Term Debt and Borrowing Capacity

On May 5, 2011, we entered into a $250.0 million unsecured revolving credit agreement (the “Credit Agreement”) with a syndicate of banks, which matures on May 4, 2016.  Under the Credit Agreement, we are able to borrow funds at variable interest rates based on, at our election, the Eurodollar rate or a base rate, plus in each case a spread based on our consolidated funded debt ratio.  Availability of credit requires compliance with certain financial and other covenants, including a maximum consolidated funded debt ratio and minimum consolidated interest coverage ratio as defined in the Credit Agreement.  We test our compliance with these financial covenants on a fiscal quarterly basis. At February 23, 2013, the interest rates applicable to our borrowings under the Credit Agreement were calculated as LIBOR plus 100 basis points at the time of the respective borrowing.  As of February 23, 2013, we had no outstanding borrowings, letters of credit amounting to $47.0 million and $203.0 million available for borrowing under the Credit Agreement.

On September 14, 2006, we issued $100.0 million of floating rates notes (“Floating Rate Notes”) pursuant to a Note Purchase Agreement (“2006 Note Agreement”).  The Floating Rate Notes mature on September 14, 2013, bear interest at LIBOR plus 50 basis points and may be repaid at face value two years from the date of issuance.  We are currently in the process of evaluating whether we will repay or refinance the Floating Rate Notes as they mature. We believe that the repayment or refinancing of the Floating Rate Notes will not adversely affect our financial condition.  If we choose not to refinance, we would utilize our current cash reserves and, if necessary, borrowings under our Credit Agreement to satisfy this debt obligation.  We believe that utilizing our cash in this manner would not negatively impact our liquidity or operations.

As of February 23, 2013, we were in compliance with all covenants under the Credit Agreement and the 2006 Note Agreement.

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

There is usually a range of reasonable estimates of the costs associated with each site. Our accruals represent the amount within the range that constitutes our best estimate. When we believe that both the amount of a particular liability and the timing of the payments are reliably determinable, we adjust the cost in current dollars using a rate of 3% for inflation until the time of expected payment and discount the cost to present value using current risk-free interest rates. As of February 23, 2013, the risk-free interest rates we utilized ranged from 2.0% to 3.2%.

For environmental liabilities that have been discounted, we include interest accretion, based on the effective interest method, in selling and administrative expenses on the Consolidated Statements of Income. The changes to the amounts of our environmental liabilities for the thirteen weeks ended February 23, 2013 are as follows (in thousands):

February 23, 2013
Beginning balance as of August 25, 2012	$20,020
Payments made for which reserves had been provided	(1,150)
Insurance proceeds received	87
Interest accretion	271
Change in discount rates	(649)

Balance as of February 23, 2013	$18,579

Anticipated payments and insurance proceeds relating to currently identified environmental remediation liabilities as of February 23, 2013, for the next five fiscal years and thereafter, as measured in current dollars, are reflected below.

(In thousands)	2013	2014	2015	2016	2017	Thereafter	Total
Estimated costs – current dollars	$4,109	$2,470	$1,437	$950	$752	$11,861	$21,579

Estimated insurance proceeds	(72)	(173)	(159)	(173)	(159)	(1,743)	(2,479)

Net anticipated costs	$4,037	$2,297	$1,278	$777	$593	$10,118	$19,100

Effect of inflation							6,974
Effect of discounting							(7,495)

Balance as of February 23, 2013							$18,579

Estimated insurance proceeds are primarily received from an annuity received as part of our legal settlement with an insurance company. Annual proceeds of approximately $0.3 million are deposited into an escrow account which funds remediation and monitoring costs for three sites related to our former operations in Williamstown, Vermont. Annual proceeds received but not expended in the current year accumulate in this account and may be used in future years for costs related to this site through the year 2027. As of February 23, 2013, the balance in this escrow account, which is held in a trust and is not recorded in our Consolidated Balance Sheet, was approximately $3.1 million. Also included in estimated insurance proceeds are amounts we are entitled to receive pursuant to legal settlements as reimbursements from three insurance companies for estimated costs at the site in Uvalde, Texas.

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

While it is impossible for us to ascertain the ultimate legal and financial liability with respect to contingent liabilities, including lawsuits and environmental contingencies, we believe that the aggregate amount of such liabilities, if any, in excess of amounts covered by insurance have been properly accrued in accordance with accounting principles generally accepted in the United States.  It is possible, however, that the future financial position and/or results of operations for any particular future period could be materially affected by changes in our assumptions or strategies related to these contingencies or changes out of our control.

In addition, on December 31, 2012, we received a letter from counsel for New England Compounding Center (“NECC”) demanding, among other things, that we indemnify NECC regarding claims made against NECC, including those related to NECC’s highly-publicized compounding and sale of tainted methylprednisolone acetate.  This demand relates to the limited, once-a-month cleaning services we provided to portions of NECC’s clean room facilities.  Based on our preliminary review of this matter, we believe that NECC’s claims are without merit.  We have notified our insurers of this claim and preliminary discussions concerning coverage have begun. While we are unable to ascertain the ultimate outcome of this matter, based on the information currently available, we believe that a loss with respect to this matter is neither probable nor remote, and we are unable to reasonably assess an estimate or range of estimates of any potential losses.

Off-Balance Sheet Arrangements

As of February 23, 2013, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Securities and Exchange Commission Regulation S-K.

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

Contractual Obligations and Other Commercial Commitments

As of February 23, 2013, there were no material changes in our contractual obligations that were disclosed in our Annual Report on Form 10-K for the year ended August 25, 2012.

Recent Accounting Pronouncements

In May 2011, the FASB issued updated accounting guidance to amend existing requirements for fair value measurements and disclosures.  The guidance expands the disclosure requirements around fair value measurements categorized in Level 3 of the fair value hierarchy and requires disclosure of the level in the fair value hierarchy of items that are not measured at fair value but whose fair value must be disclosed.  It also clarifies and expands upon existing requirements for fair value measurements of financial assets and liabilities as well as instruments classified in shareholders’ equity.  The guidance was effective for interim and annual financial periods beginning after December 15, 2011.  We adopted this revised guidance on August 26, 2012 and the adoption did not have a material impact on our financial statements.

In June 2011, the FASB issued updated accounting guidance that improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income by eliminating the option to present components of other comprehensive income as part of the statement of changes in shareholders’ equity.  The amendments to the existing standard require that all nonowner changes in shareholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The amendments to the existing standard do not change the current option for presenting components of other comprehensive income (“OCI”) gross or net of the effect of income taxes, provided that such tax effects are presented in the statement in which OCI is presented or disclosed in the notes to the financial statements.  Additionally, the standard does not affect the calculation or reporting of earnings per share.  This guidance was effective for annual reporting periods, and any interim periods within those annual periods, that begin after December 15, 2011 and is to be applied retrospectively, with early adoption permitted. We adopted this revised guidance on August 26, 2012 and the adoption did not have a material impact on our financial statements.

In September 2011, the FASB issued updated guidance intended to simplify how entities, both public and nonpublic, test for goodwill impairment.  This guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test.  Also, the guidance improves the examples of events and circumstances that an entity having a reporting unit with a zero or negative carrying amount should consider in determining whether to measure an impairment loss, if any, under the second step of the goodwill impairment test.  This guidance was effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted.  We adopted this revised guidance on August 26, 2012 and the adoption did not have a material impact on our financial statements.

In February 2013, the FASB issued updated accounting guidance that improves the reporting of reclassifications out of accumulated other comprehensive income.  The amendments in this updated guidance require an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under US GAAP to be reclassified in its entirety to net income.  For other amounts that are not required under US GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under US GAAP that provide additional detail about those amounts.  The guidance is effective for interim and annual financial periods beginning after December 15, 2012, with early adoption permitted.  We do not expect this guidance to have a material impact on our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

We have determined that all of our foreign subsidiaries operate primarily in local currencies that represent the functional currencies of such subsidiaries. All assets and liabilities of our foreign subsidiaries are translated into U.S. dollars using the exchange rate prevailing at the balance sheet date. The effects of exchange rate fluctuations on the translation of assets and liabilities are recorded as a component of shareholders’ equity. Revenues and expenses are translated at the average exchange rates in effect during each month of the fiscal year. As such, our financial condition and operating results are affected by fluctuations in the value of the U.S. dollar as compared to currencies in foreign countries.  Revenues denominated in currencies other than the U.S. dollar represented approximately 8.7% of total consolidated revenues for both the thirteen and twenty-six weeks ended February 23, 2013, and total assets denominated in currencies other than the U.S. dollar represented approximately 10.6% and 11.1% of total consolidated assets at February 23, 2013 and August 25, 2012, respectively.  If exchange rates had increased or decreased by 10% from the actual rates in effect during the thirteen and twenty-six weeks ended and as of February 23, 2013, our revenues would have increased or decreased by approximately $2.9 million and $5.8 million, respectively, and assets as of February 23, 2013 would have increased or decreased by approximately $13.8 million.

We do not operate a hedging program to mitigate the effect of a significant change in the value of our foreign subsidiaries functional currencies, which include the Canadian Dollar, Euro, British Pound, and Mexican Peso, as compared to the U.S. dollar. Any gains or   losses resulting from foreign currency transactions, including exchange rate fluctuations on intercompany accounts are reported as transaction (gains) losses in our other (income) expense. The intercompany payables and receivables are denominated in Canadian Dollars, Euros, British Pounds and Mexican Pesos.  During the thirteen and twenty-six weeks ended February 23, 2013, transaction losses included in other (income) expense were approximately $0.2 million and less than $0.1 million, respectively. If the exchange rates had increased or decreased by 10% during both the thirteen and twenty-six weeks ended February 23, 2013, we would have recognized exchange gains or losses of approximately $1.0 million.

Interest Rate Sensitivity

We are exposed to market risk from changes in interest rates which may adversely affect our financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, we manage these exposures through our regular operating and financing activities. We are exposed to interest rate risk primarily through our borrowings under our Credit Agreement with a syndicate of banks and our Floating Rate Notes which were purchased by a group of insurance companies pursuant to the 2006 Note Agreement. Under both agreements, we borrow funds at variable interest rates based on the Eurodollar rate or LIBOR rates. If the LIBOR and Eurodollar rates fluctuated by 10% from the actual rates in effect during the thirteen and twenty-six weeks ended February 23, 2013, our interest expense would have fluctuated by less than $0.1 million from the interest expense recognized for both periods.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter of fiscal year 2013 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

In particular, on December 31, 2012, we received a letter from counsel for New England Compounding Center (“NECC”) demanding, among other things, that we indemnify NECC regarding claims made against NECC, including those related to NECC’s highly-publicized compounding and sale of tainted methylprednisolone acetate.  This demand relates to the limited, once-a-month cleaning services we provided to portions of NECC’s clean room facilities.  Based on our preliminary review of this matter, we believe that NECC’s claims are without merit.  We have notified our insurers of this claim and preliminary discussions concerning coverage have begun. While we are unable to ascertain the ultimate outcome of this matter, based on the information currently available, we believe that a loss with respect to this matter is neither probable nor remote, and we are unable to reasonably assess an estimate or range of estimates of any potential losses. If we are found to be liable with respect to claims brought against us relating to NECC that are not covered by our available insurance, we may incur liabilities that are material to our financial condition and operating results.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6. EXHIBITS

10.1 UniFirst Corporation CEO Cash Incentive Bonus Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 7, 2012).

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

101 The following materials from UniFirst Corporation’s Quarterly Report on Form 10-Q for the quarter ended February 23, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UniFirst Corporation

April 4, 2013	By: :	/s/ Ronald D. Croatti Ronald D. Croatti President and Chief Executive Officer

April 4, 2013	By: :	/s/ Steven S. Sintros Steven S. Sintros Vice President and Chief Financial Officer

 EXHIBIT INDEX

10.1 UniFirst Corporation CEO Cash Incentive Bonus Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 7, 2012).

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

101 The following materials from UniFirst Corporation’s Quarterly Report on Form 10-Q for the quarter ended February 23, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

*	Filed herewith

**	Furnished herewith