Form 10-Q
period 2013-05-25
UNIFIRST CORP
filed 2013-07-03
CIK 717954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 25, 2013

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

Yes ✔    No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ✔    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ✔	Accelerated filer	Smaller Reporting Company	Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes         No ✔

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The number of outstanding shares of UniFirst Corporation Common Stock and Class B Common Stock at June 27, 2013 were 15,122,075 and 4,873,277, respectively.

UniFirst Corporation

Quarterly Report on Form 10-Q

For the Quarter ended May 25, 2013

Table of Contents

Part I – FINANCIAL INFORMATION

Item 1 – Financial Statements

Consolidated Statements of Income for the Thirteen and Thirty-nine Weeks ended May 25, 2013 and May 26, 2012

Consolidated Statements of Comprehensive Income for the Thirteen and Thirty-nine Weeks ended May 25, 2013 and May 26, 2012

Consolidated Balance Sheets as of May 25, 2013 and August 25, 2012

Consolidated Statements of Cash Flows for the Thirty-nine Weeks ended May 25, 2013 and May 26, 2012

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
Ex-31.1 Section 302 Certification of CEO
Ex-31.2 Section 302 Certification of CFO
Ex-32.1 Section 906 Certification of CEO
Ex-32.2 Section 906 Certification of CFO

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UniFirst Corporation and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
(In thousands, except per share data)	May 25, 2013	May 26, 2012	May 25, 2013	May 26, 2012

Revenues	$335,764	$320,931	$1,002,639	$943,915

Operating expenses:
Cost of revenues (1)	208,066	202,433	618,038	599,009
Selling and administrative expenses (1)	64,786	59,108	194,891	179,429
Depreciation and amortization	17,115	16,718	51,065	49,615
Total operating expenses	289,967	278,259	863,994	828,053

Income from operations	45,797	42,672	138,645	115,862

Other (income) expense:
Interest expense	464	511	1,324	1,639
Interest income	(781)	(656)	(2,472)	(2,036)
Exchange rate loss	283	457	321	1,028
Total other (income) expense	(34)	312	(827)	631

Income before income taxes	45,831	42,360	139,472	115,231
Provision for income taxes	17,109	14,901	53,348	42,774

Net income	$28,722	$27,459	$86,124	$72,457

Income per share – Basic:
Common Stock	$1.51	$1.45	$4.53	$3.83
Class B Common Stock	$1.21	$1.16	$3.63	$3.06

Income per share – Diluted:
Common Stock	$1.43	$1.37	$4.29	$3.63

Income allocated to – Basic:
Common Stock	$22,638	$21,587	$67,793	$56,926
Class B Common Stock	$5,647	$5,381	$16,880	$14,214

Income allocated to – Diluted:
Common Stock	$28,307	$26,993	$84,747	$71,205

Weighted average number of shares outstanding – Basic:
Common Stock	14,993	14,905	14,960	14,872
Class B Common Stock	4,675	4,644	4,656	4,642

Weighted average number of shares outstanding – Diluted:
Common Stock	19,820	19,646	19,751	19,600

Dividends per share:
Common Stock	$0.0375	$0.0375	$0.1125	$0.1125
Class B Common Stock	$0.0300	$0.0300	$0.0900	$0.0900

(1) Exclusive of depreciation on the Company’s property, plant and equipment and amortization of its intangible assets.

The accompanying notes are an integral part of these

Consolidated Financial Statements.

UniFirst Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
(In thousands)	May 25, 2013	May 26, 2012	May 25, 2013	May 26, 2012

Net Income	$28,722	$27,459	$86,124	$72,457

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(1,084)	(3,971)	(3,574)	(6,281)
Pension benefit liabilities, net (1)	—	—	50	—

Other comprehensive income (loss)	(1,084)	(3,971)	(3,524)	(6,281)

Comprehensive income	27,638	23,488	82,600	66,176

(1) Net of less than $0.1 million of tax expense for the thirty-nine weeks ended May 25, 2013.

UniFirst Corporation and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

(In thousands, except share data)	May 25, 2013	August 25, 2012(a)
Assets
Current Assets:
Cash and cash equivalents	$175,591	$120,123
Receivables, less reserves of $7,851 and $5,152, respectively	147,170	135,327
Inventories	72,355	75,420
Rental merchandise in service	133,741	138,284
Prepaid and deferred income taxes	12,813	12,785
Prepaid expenses	9,565	5,741

Total current assets	551,235	487,680

Property, plant and equipment:
Land, buildings and leasehold improvements	373,530	355,568
Machinery and equipment	461,576	425,274
Motor vehicles	153,411	141,370

Total property, plant and equipment	988,517	922,212
Less -- accumulated depreciation	539,994	510,008

Total property, plant and equipment, net	448,523	412,204

Goodwill	288,620	288,137
Customer contracts, net	42,530	48,580
Other intangible assets, net	1,446	1,951
Other assets	2,428	1,982
Total assets	$1,334,782	$1,240,534

Liabilities and shareholders' equity
Current liabilities:
Loans payable and current maturities of long-term debt	$110,716	$6,831
Accounts payable	55,531	52,340
Accrued liabilities	85,641	78,174
Accrued income taxes	1,462	8,180

Total current liabilities	253,350	145,525

Long-term liabilities:
Long-term debt, net of current maturities	155	100,155
Accrued liabilities	44,933	43,420
Accrued and deferred income taxes	54,488	54,509

Total long-term liabilities	99,576	198,084

Commitments and contingencies (Note 8)
Shareholders' equity:
Preferred stock, $1.00 par value; 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $0.10 par value; 30,000,000 shares authorized; 15,121,575 and 15,064,069 issued and outstanding, respectively	1,512	1,506
Class B Common Stock, $0.10 par value; 20,000,000 shares authorized; 4,873,277 and 4,885,277 issued and outstanding, respectively	487	488
Capital surplus	47,449	42,984
Retained earnings	928,661	844,676
Accumulated other comprehensive income	3,747	7,271

Total shareholders' equity	981,856	896,925

Total liabilities and shareholders’ equity	$1,334,782	$1,240,534

(a) Derived from audited financial statements

The accompanying notes are an integral part of these

Consolidated Financial Statements.

UniFirst Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

Thirty-nine weeks ended (In thousands)	May 25, 2013	May 26, 2012
Cash flows from operating activities:
Net income	$86,124	$72,457
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	43,718	41,644
Amortization of intangible assets	7,347	7,971
Amortization of deferred financing costs	178	178
Share-based compensation	5,051	5,202
Accretion on environmental contingencies	407	474
Accretion on asset retirement obligations	497	473
Deferred income taxes	79	362
Changes in assets and liabilities, net of acquisitions:
Receivables	(12,099)	(12,985)
Inventories	3,070	(320)
Rental merchandise in service	4,332	(14,475)
Prepaid expenses	(3,824)	(4,870)
Accounts payable	3,279	2,629
Accrued liabilities	8,255	2,411
Prepaid and accrued income taxes	(6,914)	5,666
Net cash provided by operating activities	139,500	106,817

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(1,953)	—
Capital expenditures	(81,087)	(59,325)
Other	(185)	(436)
Net cash used in investing activities	(83,225)	(59,761)

Cash flows from financing activities:
Proceeds from loans payable and long-term debt	4,102	40,410
Payments on loans payable and long-term debt	(22)	(55,845)
Proceeds from exercise of Common Stock options	2,750	2,000
Taxes withheld and paid related to net share settlement of equity awards	(3,332)	—
Payment of cash dividends	(2,138)	(2,129)
Net cash provided by (used in) financing activities	1,360	(15,564)

Effect of exchange rate changes	(2,167)	(1,483)

Net increase in cash and cash equivalents	55,468	30,009
Cash and cash equivalents at beginning of period	120,123	48,812

Cash and cash equivalents at end of period	$175,591	$78,821

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

3. Acquisitions

During the thirty-nine weeks ended May 25, 2013, the Company completed three acquisitions with an aggregate purchase price of approximately $2.0 million. The results of operations of these acquisitions have been included in the Company’s consolidated financial results since their respective acquisition dates. None of these acquisitions was significant in relation to the Company’s consolidated financial results and, therefore, pro forma financial information has not been presented.

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

All financial assets or liabilities that are measured at fair value on a recurring basis (at least annually) have been segregated into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date.  The assets or liabilities measured at fair value on a recurring basis are summarized in the tables below (in thousands):

	As of May 25, 2013
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents	$33,957	$—	$—	$33,957
Total	$33,957	$—	$—	$33,957

	As of August 25, 2012
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents	$34,978	$—	$—	$34,978
Total	$34,978	$—	$—	$34,978

The Company’s cash equivalents listed above represents money market securities and are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The Company does not adjust the quoted market price for such financial instruments.

5. Employee Benefit Plans

Defined Contribution Retirement Savings Plan

The Company has a defined contribution retirement savings plan with a 401(k) feature for all eligible employees not under collective bargaining agreements. The Company matches a portion of the employee’s contribution and may make an additional contribution at its discretion. Contributions charged to expense under the plan for the thirteen weeks ended May 25, 2013 and May 26, 2012 were $4.3 million and $2.9 million, respectively. Contributions charged to expense under the plan for the thirty-nine weeks ended May 25, 2013 and May 26, 2012 were $12.9 million and $8.7 million, respectively.

Pension Plans and Supplemental Executive Retirement Plans

The Company maintains an unfunded Supplemental Executive Retirement Plan for certain eligible employees of the Company, a non-contributory defined benefit pension plan covering union employees at one of its locations, and a frozen pension plan the Company assumed in connection with its acquisition of Textilease Corporation in fiscal 2004. The amounts charged to expense related to these plans for the thirteen weeks ended May 25, 2013 and May 26, 2012 were $0.6 million and $0.5 million, respectively. The amounts charged to expense related to these plans for the thirty-nine weeks ended May 25, 2013 and May 26, 2012 were $1.7 million and $1.6 million, respectively.

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

	Thirteen weeks ended		Thirty-nine weeks ended
	May 25, 2013	May 26, 2012	May 25, 2013	May 26, 2012

Net income	$28,722	$27,459	$86,124	$72,457

Allocation of net income for Basic:
Common Stock	$22,638	$21,587	$67,793	$56,926
Class B Common Stock	5,647	5,381	16,880	14,214
Unvested participating shares	437	491	1,451	1,317
	$28,722	$27,459	$86,124	$72,457

Weighted average number of shares for Basic:
Common Stock	14,993	14,905	14,960	14,872
Class B Common Stock	4,675	4,644	4,656	4,642
Unvested participating shares	331	387	366	393
	19,999	19,936	19,982	19,907

Earnings per share for Basic:
Common Stock	$1.51	$1.45	$4.53	$3.83
Class B Common Stock	$1.21	$1.16	$3.63	$3.06

The Company is required to calculate diluted EPS for Common Stock using the more dilutive of the following two methods:

•	The treasury stock method; or

•	The two-class method assuming a participating security is not exercised or converted.

For the thirteen and thirty-nine weeks ended May 25, 2013, the Company’s diluted EPS assumes the conversion of all vested Class B Common Stock into Common Stock and uses the two-class method for its unvested participating shares. The following table sets forth the computation of diluted earnings per share of Common Stock for the thirteen and thirty-nine weeks ended May 25, 2013 as follows (in thousands, except per share data):

	Thirteen weeks ended May 25, 2013			Thirty-nine weeks ended May 25, 2013
	Earnings to Common Shareholders	Common Shares	EPS	Earnings to Common Shareholders	Common Shares	EPS

As reported - Basic	$22,638	14,993	$1.51	$67,793	14,960	$4.53

Add: effect of dilutive potential common shares
Share-based awards	—	152		—	135
Class B Common Stock	5,647	4,675		16,880	4,656

Add: Undistributed earnings allocated to unvested participating shares	426	—		1,415	—

Less: Undistributed earnings reallocated to unvested participating shares	(404)	—		(1,341)	—

Diluted EPS – Common Stock	$28,307	19,820	$1.43	$84,747	19,751	$4.29

Share-based awards that would result in the issuance of 27,347 shares of Common Stock were excluded from the calculation of diluted earnings per share for the thirteen weeks ended May 25, 2013 because they were anti-dilutive. There were no share-based awards that were excluded from the calculation of diluted earnings per share for the thirty-nine weeks ended May 25, 2013 because they were anti-dilutive.

For the thirteen and thirty-nine weeks ended May 26, 2012, the Company’s diluted EPS assumes the conversion of all vested Class B Common Stock into Common Stock and uses the two-class method for its unvested participating shares. The following table sets forth the computation of diluted earnings per share of Common Stock for the thirteen and thirty-nine weeks ended May 26, 2012 as follows (in thousands, except per share data):

	Thirteen weeks ended May 26, 2012			Thirty-nine weeks ended May 26, 2012
	Earnings to Common Shareholders	Common Shares	EPS	Earnings to Common Shareholders	Common Shares	EPS

As reported - Basic	$21,587	14,905	$1.45	$56,926	14,872	$3.83

Add: effect of dilutive potential common shares
Share-based awards	—	97		—	86
Class B Common Stock	5,381	4,644		14,214	4,642

Add: Undistributed earnings allocated to unvested participating shares	478	—		1,279	—

Less: Undistributed earnings reallocated to unvested participating shares	(453)	—		(1,214)	—

Diluted EPS – Common Stock	$26,993	19,646	$1.37	$71,205	19,600	$3.63

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

A reconciliation of the Company’s asset retirement liability is as follows (in thousands):

May 25, 2013
Beginning balance as of August 25, 2012	$10,120
Accretion expense	497
Ending balance as of May 25, 2013	$10,617

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

The Company has accrued certain costs related to the sites described above as it has been determined that the costs are probable and can be reasonably estimated. The Company continues to implement mitigation measures and to monitor environmental conditions at the Somerville, Massachusetts site. The Company also has potential exposure related to an additional parcel of land (the "Central Area") related to the Woburn, Massachusetts site discussed above. Currently, the consent decree for the Woburn site does not define or require any remediation work in the Central Area. The United States Environmental Protection Agency (the "EPA") has provided the Company and other signatories to the consent decree with comments on the design and implementation of groundwater and soil remedies at the Woburn site and investigation of environmental conditions in the Central Area. The Company, and other signatories, have implemented and proposed to do additional work at the Woburn site but many of the EPA’s comments remain to be resolved. The Company has accrued costs to perform certain work responsive to EPA's comments. In addition, the Company has responded to requests for information, and recently received notices of violation, from the EPA under the Clean Air Act regarding its handling of and operations with respect to the laundering of soiled towels, and the Company is addressing these matters.

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

There is usually a range of reasonable estimates of the costs associated with each site. The Company’s accruals reflect the amount within the range that constitutes its best estimate. Where it believes that both the amount of a particular liability and the timing of the payments are reliably determinable, the Company adjusts the cost in current dollars using a rate of 3% for inflation until the time of expected payment and discounts the cost to present value using current risk-free interest rates. As of May 25, 2013, the risk-free interest rates utilized by the Company ranged from 2.0% to 3.2%.

For environmental liabilities that have been discounted, the Company includes interest accretion, based on the effective interest method, in selling and administrative expenses on the Consolidated Statements of Income. The changes to the Company’s environmental liabilities for the thirty-nine weeks ended May 25, 2013 are as follows (in thousands):

May 25, 2013
Beginning balance as of August 25, 2012	$20,020
Payments made for which reserves had been provided	(1,478)
Insurance proceeds received	163
Interest accretion	407
Change in discount rates	(702)

Balance as of May 25, 2013	$18,410

Anticipated payments and insurance proceeds of currently identified environmental remediation liabilities as of May 25, 2013, for the next five fiscal years and thereafter, as measured in current dollars, are reflected below.

(In thousands)	2013	2014	2015	2016	2017	Thereafter	Total
Estimated costs – current dollars	$3,785	$2,470	$1,437	$950	$752	$11,861	$21,255

Estimated insurance proceeds	—	(173)	(159)	(173)	(159)	(1,743)	(2,407)

Net anticipated costs	$3,785	$2,297	$1,278	$777	$593	$10,118	$18,848

Effect of inflation							7,109
Effect of discounting							(7,547)

Balance as of May 25, 2013							$18,410

Estimated insurance proceeds are primarily received from an annuity received as part of a legal settlement with an insurance company. Annual proceeds of approximately $0.3 million are deposited into an escrow account which funds remediation and monitoring costs for three sites related to former operations in Williamstown, Vermont. Annual proceeds received but not expended in the current year accumulate in this account and may be used in future years for costs related to this site through the year 2027. As of May 25, 2013, the balance in this escrow account, which is held in a trust and is not recorded in the Company’s Consolidated Balance Sheet, was approximately $3.4 million. Also included in estimated insurance proceeds are amounts the Company is entitled to receive pursuant to legal settlements as reimbursements from three insurance companies for estimated costs at the site in Uvalde, Texas.

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

In addition, on December 31, 2012, the Company received a letter from counsel for New England Compounding Center (“NECC”) demanding, among other things, that the Company indemnify NECC regarding claims made against NECC, including those related to NECC’s highly-publicized compounding and sale of tainted methylprednisolone acetate.  This demand relates to the limited, once-a-month cleaning services the Company provided to portions of NECC’s cleanroom facilities.  Based on its preliminary review of this matter, the Company believes that NECC’s claims are without merit.  The Company has notified its insurers of this claim and preliminary discussions concerning coverage have begun.  In June 2013, the Company received a subpoena from the Plaintiffs' Steering Committee appointed in conjunction with the NECC multi-district litigation proceeding seeking information relating to the NECC matter.  While the Company is unable to ascertain the ultimate outcome of this matter, based on the information currently available, the Company believes that a loss with respect to this matter is neither probable nor remote, and the Company is unable to reasonably assess an estimate or range of estimates of any potential losses.

9. Income Taxes

The Company’s effective income tax rate was 37.3% and 38.3% for the thirteen and thirty-nine weeks ended May 25, 2013, respectively, as compared to 35.2% and 37.1% for the thirteen and thirty-nine weeks ended May 26, 2012. The increase in the effective income tax rate for the thirteen and thirty-nine weeks ended May 25, 2013 was primarily due to the fact that the Company’s 2012 rate benefited from the reversal of tax contingency reserves related to the resolution of certain state tax audits. In addition, the Company recognized $0.4 million of tax expense in the thirty-nine weeks ended May 25, 2013 related to non-deductible compensation that was recorded in the first quarter of fiscal 2013. The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense which is consistent with the recognition of these items in prior reporting periods. During the thirty-nine weeks ended May 25, 2013, there were no material changes in the amount of unrecognized tax benefits or the amount accrued for interest and penalties.

U.S. and Canadian federal income tax statutes have lapsed for filings up to and including fiscal years 2009 and 2005, respectively, and the Company recently concluded an audit of U.S. federal income taxes for 2010 and 2011. With a few exceptions, the Company is no longer subject to state and local income tax examinations for periods prior to fiscal 2008. The Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change significantly in the next 12 months.

10. Long-Term Debt

On May 5, 2011, the Company entered into a $250.0 million unsecured revolving credit agreement (the “Credit Agreement”) with a syndicate of banks, which matures on May 4, 2016. Under the Credit Agreement, the Company is able to borrow funds at variable interest rates based on, at the Company’s election, the Eurodollar rate or a base rate, plus in each case a spread based on the Company’s consolidated funded debt ratio. Availability of credit requires compliance with certain financial and other covenants, including a maximum consolidated funded debt ratio and minimum consolidated interest coverage ratio as defined in the Credit Agreement. The Company tests its compliance with these financial covenants on a fiscal quarterly basis. At May 25, 2013, the interest rates applicable to the Company’s borrowings under the Credit Agreement would be calculated as LIBOR plus 100 basis points at the time of the respective borrowing. As of May 25, 2013, the Company had no outstanding borrowings, letters of credit amounting to $47.3 million and $202.7 million available for borrowing under the Credit Agreement.

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

As of May 25, 2013, the Company was in compliance with all covenants under the Credit Agreement and the 2006 Note Agreement.

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

The Company refers to the US and Canadian Rental and Cleaning, MFG, and Corporate reporting segments combined as its “core laundry operations,” which is included as a subtotal in the following tables (in thousands):

Thirteen weeks ended	US and Canadian Rental and Cleaning	MFG	Net Interco MFG Elim	Corporate	Subtotal Core Laundry Operations	Specialty Garments	First Aid	Total

May 25, 2013
Revenues	$294,341	$41,859	$(41,859)	$3,388	$297,729	$26,327	$11,708	$335,764

Income (loss) from operations	$48,030	$15,364	$(2,663)	$(20,375)	$40,356	$3,576	$1,865	$45,797

Interest (income) expense, net	$(716)	$—	$—	$399	$(317)	$—	$—	$(317)

Income (loss) before taxes	$48,744	$15,243	$(2,663)	$(20,777)	$40,547	$3,418	$1,866	$45,831

May 26, 2012
Revenues	$277,871	$39,954	$(39,954)	$3,270	$281,141	$29,263	$10,527	$320,931

Income (loss) from operations	$42,538	$13,076	$(2,054)	$(17,285)	$36,275	$5,033	$1,364	$42,672

Interest (income) expense, net	$(770)	$—	$—	$625	$(145)	$—	$—	$(145)

Income (loss) before taxes	$43,311	$13,117	$(2,053)	$(17,974)	$36,401	$4,595	$1,364	$42,360

Thirty-nine weeks ended	US and Canadian Rental and Cleaning	MFG	Net Interco MFG Elim	Corporate	Subtotal Core Laundry Operations	Specialty Garments	First Aid	Total

May 25, 2013
Revenues	$883,424	$122,631	$(122,631)	$10,494	$893,918	$76,804	$31,917	$1,002,639

Income (loss) from operations	$147,712	$43,469	$(5,669)	$(60,301)	$125,211	$9,555	$3,879	$138,645

Interest (income) expense, net	$(2,237)	$—	$—	$1,089	$(1,148)	$—	$—	$(1,148)

Income (loss) before taxes	$149,950	$43,263	$(5,669)	$(61,414)	$126,130	$9,462	$3,880	$139,472

May 26, 2012
Revenues	$820,823	$116,332	$(116,332)	$9,838	$830,661	$83,032	$30,222	$943,915

Income (loss) from operations	$121,307	$35,576	$(2,153)	$(56,024)	$98,706	$14,175	$2,981	$115,862

Interest (income) expense, net	$(1,877)	$—	$—	$1,480	$(397)	$—	$—	$(397)

Income (loss) before taxes	$123,176	$35,635	$(2,152)	$(57,577)	$99,082	$13,168	$2,981	$115,231

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

Results of Operations

The following table presents certain selected financial data, including the percentage of revenues represented by each item, for the thirteen and thirty-nine weeks ended May 25, 2013 and the thirteen and thirty-nine weeks ended May 26, 2012. Cost of revenues presented in the table below include merchandise costs related to the amortization of rental merchandise in service and direct sales as well as labor and other production, service and delivery costs associated with operating our industrial laundries, Specialty Garments facilities, First Aid locations and our distribution center. Selling and administrative costs include costs related to our sales and marketing functions as well as general and administrative costs associated with our corporate offices and operating locations including information systems, engineering, materials management, manufacturing planning, finance, budgeting, and human resources.

	Thirteen weeks ended					Thirty-nine weeks ended
(In thousands, except percentages)	May 25, 2013	% of Rev.	May 26, 2012	% of Rev.	% Change	May 25, 2013	% of Rev.	May 26, 2012	% of Rev.	% Change

Revenues	$335,764	100.0%	$320,931	100.0%	4.6%	$1,002,639	100.0%	$943,915	100.0%	6.2%

Operating expenses:
Cost of revenues (1)	208,066	62.0	202,433	63.1	2.8	618,038	61.6	599,009	63.5	3.2
Selling and administrative expenses (1)	64,786	19.3	59,108	18.4	9.6	194,891	19.4	179,429	19.0	8.6
Depreciation and amortization	17,115	5.1	16,718	5.2	2.4	51,065	5.1	49,615	5.3	2.9
Total operating expenses	289,967	86.4	278,259	86.7	4.2	863,994	86.2	828,053	87.7	4.3

Income from operations	45,797	13.6	42,672	13.3	7.3	138,645	13.8	115,862	12.3	19.7

Other (income) expense	(34)	0.0	312	0.1	(110.9)	(827)	(0.1)	631	0.1	(231.1)

Income before income taxes	45,831	13.6	42,360	13.2	8.2	139,472	13.9	115,231	12.2	21.0
Provision for income taxes	17,109	5.1	14,901	4.6	14.8	53,348	5.3	42,774	4.5	24.7

Net income	$28,722	8.6%	$27,459	8.6%	4.6%	$86,124	8.6%	$72,457	7.7%	18.9%

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

Thirteen weeks ended May 25, 2013 compared with thirteen weeks ended May 26, 2012

Revenues

(In thousands, except percentages)	May 25, 2013	May 26, 2012	Dollar Change	Percent Change

Core Laundry Operations	$297,729	$281,141	$16,588	5.9%
Specialty Garments	26,327	29,263	(2,936)	(10.0)
First Aid	11,708	10,527	1,181	11.2
Consolidated total	$335,764	$320,931	$14,833	4.6%

For the thirteen weeks ended May 25, 2013, our consolidated revenues increased by $14.8 million from the comparable period in fiscal 2012, or 4.6%. This increase was due to a $16.6 million increase in revenues from our core laundry operations. Core laundry operations’ revenues increased to $297.7 million for the thirteen weeks ended May 25, 2013 from $281.1 million for the comparable period of fiscal 2012, or 5.9%. Excluding the effect of acquisitions and a weaker Canadian dollar, core laundry operations’ revenues grew primarily due to organic growth of 5.9%, which is comprised of new sales, additions to our existing customer base and price increases offset by lost accounts and reductions to our existing customer base. Organic growth benefited from solid new account sales. In addition, certain annual price adjustments also contributed to the revenue growth during the quarter. Our revenues also benefitted from higher charges for lost and damaged merchandise as well as higher garment make-up and emblem charges compared to a year ago.

Specialty Garments’ revenues decreased to $26.3 million in the third fiscal quarter of 2013 from $29.3 million in the comparable period of 2012, a decrease of 10.0%. This decrease was primarily the result of the completion of two large power reactor rebuild projects in the fourth quarter of fiscal 2012. This segment’s results are often affected by the timing and length of its customers’ power reactor outages as well as its project-based activities. First Aid revenues increased by $1.2 million, or 11.2%, for the thirteen weeks ended May 25, 2013 as compared to the same period in fiscal 2012 as a result of improved performance from the segment’s wholesale distribution and pill packaging operations.

Cost of Revenues

For the thirteen weeks ended May 25, 2013, cost of revenues decreased to 62.0% of revenues, or $208.1 million, from 63.1% of revenues, or $202.4 million, for the thirteen weeks ended May 26, 2012. This decrease was primarily due to lower merchandise, energy and payroll costs as a percentage of revenues in our core laundry operations, primarily due to the revenue growth this segment experienced in the thirteen weeks ended May 25, 2013. In addition, the Company benefited from lower bad debt expense in the quarter compared to the comparable period in 2012. These lower costs as a percentage of revenues were partially offset by an increase in the cost of revenues for the Specialty Garments’ segment as a percentage of revenues due to the revenue contraction that segment experienced during the quarter.

Selling and Administrative Expense

For the thirteen weeks ended May 25, 2013, selling and administrative expenses increased to 19.3% of revenues, or $64.8 million, from 18.4% of revenues, or $59.1 million, for the thirteen weeks ended May 26, 2012. This increase was primarily due to a settlement we entered into during the thirteen weeks ended May 26, 2012 related to environmental litigation. As a result of the settlement, we recognized a gain in the third quarter of our prior fiscal year of approximately $6.7 million. Excluding the effect of this settlement, selling and administrative costs would have decreased from 20.5% of revenues in the thirteen weeks ended May 26, 2012 to the 19.3% of revenues for the thirteen weeks ended May 25, 2013. This decrease was primarily due to lower selling payroll costs as a percentage of revenues. In addition, comparisons also benefited from certain costs we incurred in the thirteen weeks ended May 26, 2012 associated with our company-wide initiative to update our customer service systems.

Depreciation and Amortization

Our depreciation and amortization expense was $17.1 million, or 5.1% of revenues, for the thirteen weeks ended May 25, 2013 compared to $16.7 million, or 5.2% of revenues, for the thirteen weeks ended May 26, 2012. The increase in depreciation and amortization expense was due to capital expenditure and acquisition activity in earlier periods.

Income from Operations

For the thirteen weeks ended May 25, 2013 and May 26, 2012, changes in our revenues and costs as discussed above resulted in the following changes in our income from operations:

(In thousands, except percentages)	May 25, 2013	May 26, 2012	Dollar Change	Percent Change

Core Laundry Operations	$40,356	$36,275	$4,081	11.3%
Specialty Garments	3,576	5,033	(1,457)	(29.0)
First Aid	1,865	1,364	501	36.7
Consolidated total	$45,797	$42,672	$3,125	7.3%

Other (Income) Expense

Other (income) expense, which includes interest expense, interest income and exchange rate loss, was a nominal gain in the thirteen weeks ended May 25, 2013 compared to a loss of $0.3 million in the thirteen weeks ended May 26, 2012. Net interest income in the thirteen weeks ended May 25, 2013 increased to $0.3 million from $0.1 million in the thirteen weeks ended May 26, 2012. The benefit related to a decrease in the interest rates affecting our variable rate debt. In addition, we experienced an exchange rate loss of $0.3 million in the thirteen weeks ended May 25, 2013 compared to a loss of $0.5 million in the comparable period of fiscal 2012.

Provision for Income Taxes

Our effective income tax rate was 37.3% for the thirteen weeks ended May 25, 2013, compared to 35.2% for the thirteen weeks ended May 26, 2012. Our effective tax rate was higher than the comparable period of 2012 primarily due to the fact that the 2012 rate benefited from the reversal of tax contingency reserves related to the resolution of certain state tax audits.

Thirty-nine weeks ended May 25, 2013 compared with Thirty-nine weeks ended May 26, 2012

Revenues

(In thousands, except percentages)	May 25, 2013	May 26, 2012	Dollar Change	Percent Change

Core Laundry Operations	$893,918	$830,661	$63,257	7.6%
Specialty Garments	76,804	83,032	(6,228)	(7.5)
First Aid	31,917	30,222	1,695	5.6
Consolidated total	$1,002,639	$943,915	$58,724	6.2%

For the thirty-nine weeks ended May 25, 2013, our consolidated revenues increased by $58.7 million from the comparable period in fiscal 2012, or 6.2%. The consolidated increase was primarily driven by a $63.3 million increase in our core laundry operations’ segment. Core laundry operations’ revenues increased to $893.9 million for the thirty-nine weeks ended May 25, 2013 from $830.7 million for the comparable period of fiscal 2012, an increase of 7.6%. Excluding the effect of acquisitions and a slightly stronger Canadian dollar, revenues grew primarily due to organic growth of 7.4%, which is comprised of new sales, additions to our existing customer base and price increases offset by lost accounts and reductions to our existing customer base. Organic growth in the thirty-nine weeks ended May 25, 2013 benefited from new account sales as well as certain annual price adjustments. Our revenues also benefitted from higher charges for lost and damaged merchandise as well as higher garment make-up and emblem charges compared to a year ago.

Specialty Garments’ revenues decreased to $76.8 million in the thirty-nine weeks ended May 25, 2013 from $83.0 million in the comparable period of 2012, a decrease of 7.5%. This decrease was primarily due to the completion of two large power reactor rebuild projects in the fourth quarter of fiscal 2012, as well as weaker results from the segment’s European operations. This segment’s results are often affected by the timing and length of its customers’ power reactor outages as well as its project-based activities. First Aid revenues increased by $1.7 million, or 5.6%, in the thirty-nine weeks ended May 25, 2013 as compared with the same period in fiscal 2012 as a result of improved performance from the segment’s wholesale distribution and pill packaging operations.

Cost of Revenues

For the thirty-nine weeks ended May 25, 2013, cost of revenues decreased to 61.6% of revenues, or $618.0 million, from 63.5% of revenues, or $599.0 million, for the thirty-nine weeks ended May 26, 2012. This decrease was primarily due to lower merchandise, energy, payroll, and other production costs as a percentage of revenues in our core laundry operations, primarily due to the strong revenue growth this segment experienced in the thirty-nine weeks ended May 25, 2013. These lower costs as a percentage of revenues were partially offset by an increase in the cost of revenues for the Specialty Garments’ segment as a percentage of revenues due to the revenue contraction that segment experienced in the thirty-nine weeks ended May 25, 2013.

Selling and Administrative Expense

Our selling and administrative expenses increased to 19.4% of revenues, or $194.9 million, for the thirty-nine weeks ended May 25, 2013 from 19.0% of revenues, or $179.4 million, for the thirty-nine weeks ended May 26, 2012. This increase was primarily due to a settlement we entered into during the thirteen weeks ended May 26, 2012 related to environmental litigation. As a result of the settlement, we recognized a gain in the third quarter of our prior fiscal year of approximately $6.7 million. Excluding the effect of this settlement, selling and administrative costs would have decreased from 19.7% of revenues in the thirty-nine weeks ended May 26, 2012 to the 19.4% of revenues in the thirty-nine weeks ended May 25, 2013. This decrease was primarily due to lower selling and administrative payroll costs as a percentage of revenues. In addition, comparisons benefited from certain costs we incurred in the thirty-nine weeks ended May 26, 2012 associated with our company-wide initiative to update our customer service systems.

Depreciation and Amortization

Our depreciation and amortization expense was $51.1 million, or 5.1% of revenues, for the thirty-nine weeks ended May 25, 2013 compared to $49.6 million, or 5.3% of revenues, for the thirty-nine weeks ended May 26, 2012. Depreciation and amortization expense increased due to capital expenditure and acquisition activity in earlier periods but decreased as a percentage of revenues due to the strong revenue growth we experienced in the thirty-nine weeks ended May 25, 2013.

Income from Operations

For the thirty-nine weeks ended May 25, 2013 and May 26, 2012, the revenue growth in our operations, as well as the change in our costs as discussed above, resulted in the following changes in our income from operations:

(In thousands, except percentages)	May 25, 2013	May 26, 2012	Dollar Change	Percent Change

Core Laundry Operations	$125,211	$98,706	$26,505	26.9%
Specialty Garments	9,555	14,175	(4,620)	(32.6)
First Aid	3,879	2,981	898	30.1
Consolidated total	$138,645	$115,862	$22,783	19.7%

Other (Income) Expense

Other (income) expense, which includes interest expense, interest income and foreign currency exchange (gain) loss, was a gain of $0.8 million for the thirty-nine weeks ended May 25, 2013 as compared with a loss of $0.6 million for the thirty-nine weeks ended May 26, 2012. The increase was primarily due to net interest income in the thirty-nine weeks ended May 25, 2013 of $1.1 million compared to net interest income of $0.4 million in the thirty-nine weeks ended May 26, 2012. This benefit related to a decrease in the interest rates affecting our variable rate debt as well as slightly lower average debt outstanding in the thirty-nine weeks ended May 25, 2013 compared to the comparable period of fiscal 2012. In addition, we experienced an exchange rate loss of $0.3 million in the thirty-nine weeks ended May 25, 2013 compared to a loss of $1.0 million in the comparable period of fiscal 2012.

Provision for Income Taxes

Our effective income tax rate was 38.3% for the thirty-nine weeks ended May 25, 2013, as compared to 37.1% for the thirty-nine weeks ended May 26, 2012. Our tax rate in the thirty-nine weeks ended May 25, 2013 was higher than in the comparable period of fiscal 2012 primarily due to the fact that the 2012 rate benefited from the reversal of tax contingency reserves related to the resolution of certain state tax audits as well as $0.4 million of tax expense that we recognized in fiscal 2013 related to non-deductible compensation.

Liquidity and Capital Resources

General

As of May 25, 2013, we had cash and cash equivalents of $175.6 million and working capital of $297.9 million. In addition, we generated $139.5 million and $161.7 million in cash from operating activities in the nine months ended May 25, 2013 and the twelve months ended August 25, 2012, respectively. We believe that our current cash and cash equivalent balances, our cash generated from future operations and amounts available under our Credit Agreement (defined below) will be sufficient to meet our current anticipated working capital and capital expenditure requirements for at least the next 12 months.

Sources and Uses of Cash

During the thirty-nine weeks ended May 25, 2013, we generated cash from operating activities of $139.5 million resulting primarily from net income of $86.1 million, net of non-cash amounts charged for depreciation, amortization and accretion of $52.1 million and share-based compensation of $5.1 million. We also generated cash as a result of a decrease in inventories of $3.1 million, a decrease in rental merchandise in service of $4.3 million and an increase in accounts payable and accrued liabilities of $11.5 million. These inflows were partially offset by an increase in receivables of $12.1 million, an increase in prepaid expenses of $3.8 million and a decrease in accrued income taxes of $6.9 million. We used cash during this period to, among other things, invest $81.1 million in capital expenditures, of which $16.4 million related to our ongoing project to update our customer service system, as well as fund the acquisition of businesses in the amount of approximately $2.0 million. In addition, we remitted $3.3 million in taxes which were withheld in the form of Common Stock and related to the net settlement of equity awards.

We have accumulated $60.1 million in cash outside the United States that is expected to be invested indefinitely in our foreign subsidiaries. If these funds were distributed to the U.S. in the form of dividends, we would likely be subject to additional U.S. income taxes.

Long-Term Debt and Borrowing Capacity

On May 5, 2011, we entered into a $250.0 million unsecured revolving credit agreement (the “Credit Agreement”) with a syndicate of banks, which matures on May 4, 2016. Under the Credit Agreement, we are able to borrow funds at variable interest rates based on, at our election, the Eurodollar rate or a base rate, plus in each case a spread based on our consolidated funded debt ratio. Availability of credit requires compliance with certain financial and other covenants, including a maximum consolidated funded debt ratio and minimum consolidated interest coverage ratio as defined in the Credit Agreement. We test our compliance with these financial covenants on a fiscal quarterly basis. At May 25, 2013, the interest rates applicable to our borrowings under the Credit Agreement were calculated as LIBOR plus 100 basis points at the time of the respective borrowing. As of May 25, 2013, we had no outstanding borrowings, letters of credit amounting to $47.3 million and $202.7 million available for borrowing under the Credit Agreement.

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

As of May 25, 2013, we were in compliance with all covenants under the Credit Agreement and the 2006 Note Agreement.

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

We have accrued certain costs related to the sites described above as it has been determined that the costs are probable and can be reasonably estimated. We continue to implement mitigation measures and to monitor environmental conditions at the Somerville, Massachusetts site. We also have potential exposure related to an additional parcel of land (the “Central Area”) related to the Woburn, Massachusetts site discussed above. Currently, the consent decree for the Woburn site does not define or require any remediation work in the Central Area. The United States Environmental Protection Agency (the “EPA”) has provided us and other signatories to the consent decree with comments on the design and implementation of groundwater and soil remedies at the Woburn site and investigation of environmental conditions in the Central Area. We, and other signatories, have implemented and proposed to do additional work at the Woburn site but many of the EPA’s comments remain to be resolved. We have accrued costs to perform certain work responsive to EPA's comments. In addition, we have responded to requests for information, and recently received notices of violation, from the EPA under the Clean Air Act regarding our handling of and operations with respect to the laundering of soiled towels, and we are addressing these matters.

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

There is usually a range of reasonable estimates of the costs associated with each site. Our accruals represent the amount within the range that constitutes our best estimate. When we believe that both the amount of a particular liability and the timing of the payments are reliably determinable, we adjust the cost in current dollars using a rate of 3% for inflation until the time of expected payment and discount the cost to present value using current risk-free interest rates. As of May 25, 2013, the risk-free interest rates we utilized ranged from 2.0% to 3.2%.

For environmental liabilities that have been discounted, we include interest accretion, based on the effective interest method, in selling and administrative expenses on the Consolidated Statements of Income. The changes to the amounts of our environmental liabilities for the thirty-nine weeks ended May 25, 2013 are as follows (in thousands):

May 25, 2013
Beginning balance as of August 25, 2012	$20,020
Payments made for which reserves had been provided	(1,478)
Insurance proceeds received	163
Interest accretion	407
Change in discount rates	(702)

Balance as of May 25, 2013	$18,410

Anticipated payments and insurance proceeds relating to currently identified environmental remediation liabilities as of May 25, 2013, for the next five fiscal years and thereafter, as measured in current dollars, are reflected below.

(In thousands)	2013	2014	2015	2016	2017	Thereafter	Total
Estimated costs – current dollars	$3,785	$2,470	$1,437	$950	$752	$11,861	$21,255

Estimated insurance proceeds	—	(173)	(159)	(173)	(159)	(1,743)	(2,407)

Net anticipated costs	$3,785	$2,297	$1,278	$777	$593	$10,118	$18,848

Effect of inflation							7,109
Effect of discounting							(7,547)

Balance as of May 25, 2013							$18,410

Estimated insurance proceeds are primarily received from an annuity received as part of our legal settlement with an insurance company. Annual proceeds of approximately $0.3 million are deposited into an escrow account which funds remediation and monitoring costs for three sites related to our former operations in Williamstown, Vermont. Annual proceeds received but not expended in the current year accumulate in this account and may be used in future years for costs related to this site through the year 2027. As of May 25, 2013, the balance in this escrow account, which is held in a trust and is not recorded in our Consolidated Balance Sheet, was approximately $3.4 million. Also included in estimated insurance proceeds are amounts we are entitled to receive pursuant to legal settlements as reimbursements from three insurance companies for estimated costs at the site in Uvalde, Texas.

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

In addition, on December 31, 2012, we received a letter from counsel for New England Compounding Center (“NECC”) demanding, among other things, that we indemnify NECC regarding claims made against NECC, including those related to NECC’s highly-publicized compounding and sale of tainted methylprednisolone acetate.  This demand relates to the limited, once-a-month cleaning services we provided to portions of NECC’s clean room facilities.  Based on our preliminary review of this matter, we believe that NECC’s claims are without merit.  We have notified our insurers of this claim and preliminary discussions concerning coverage have begun.  In June 2013, we received a subpoena from the Plaintiffs' Steering Committee appointed in conjunction with the NECC multi-district litigation proceeding seeking information relating to the NECC matter.  While we are unable to ascertain the ultimate outcome of this matter, based on the information currently available, we believe that a loss with respect to this matter is neither probable nor remote, and we are unable to reasonably assess an estimate or range of estimates of any potential losses.

Off-Balance Sheet Arrangements

As of May 25, 2013, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Securities and Exchange Commission Regulation S-K.

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

Contractual Obligations and Other Commercial Commitments

As of May 25, 2013, there were no material changes in our contractual obligations that were disclosed in our Annual Report on Form 10-K for the year ended August 25, 2012.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

We have determined that all of our foreign subsidiaries operate primarily in local currencies that represent the functional currencies of such subsidiaries. All assets and liabilities of our foreign subsidiaries are translated into U.S. dollars using the exchange rate prevailing at the balance sheet date. The effects of exchange rate fluctuations on the translation of assets and liabilities are recorded as a component of shareholders’ equity. Revenues and expenses are translated at the average exchange rates in effect during each month of the fiscal year. As such, our financial condition and operating results are affected by fluctuations in the value of the U.S. dollar as compared to currencies in foreign countries. Revenues denominated in currencies other than the U.S. dollar represented approximately 8.9% and 8.8% of total consolidated revenues for the thirteen and thirty-nine weeks ended May 25, 2013, respectively, and total assets denominated in currencies other than the U.S. dollar represented approximately 10.6% and 11.1% of total consolidated assets at May 25, 2013 and August 25, 2012, respectively. If exchange rates had increased or decreased by 10% from the actual rates in effect during the thirteen and thirty-nine weeks ended and as of May 25, 2013, our revenues would have increased or decreased by approximately $3.0 million and $8.8 million, respectively, and assets as of May 25, 2013 would have increased or decreased by approximately $14.1 million.

We do not operate a hedging program to mitigate the effect of a significant change in the value of our foreign subsidiaries functional currencies, which include the Canadian Dollar, Euro, British Pound, and Mexican Peso, as compared to the U.S. dollar. Any gains or losses resulting from foreign currency transactions, including exchange rate fluctuations on intercompany accounts are reported as transaction (gains) losses in our other (income) expense. The intercompany payables and receivables are denominated in Canadian Dollars, Euros, British Pounds and Mexican Pesos. During the thirteen and thirty-nine weeks ended May 25, 2013, transaction losses included in other (income) expense was approximately $0.3 million for both periods. If the exchange rates had increased or decreased by 10% during the thirteen and thirty-nine weeks ended May 25, 2013, we would have recognized exchange gains or losses of approximately $0.9 million and $1.0 million, respectively.

Interest Rate Sensitivity

We are exposed to market risk from changes in interest rates which may adversely affect our financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, we manage these exposures through our regular operating and financing activities. We are exposed to interest rate risk primarily through our borrowings under our Credit Agreement with a syndicate of banks and our Floating Rate Notes which were purchased by a group of insurance companies pursuant to the 2006 Note Agreement. Under both agreements, we borrow funds at variable interest rates based on the Eurodollar rate or LIBOR rates. If the LIBOR and Eurodollar rates fluctuated by 10% from the actual rates in effect during the thirteen and thirty-nine weeks ended May 25, 2013, our interest expense would have fluctuated by less than $0.1 million from the interest expense recognized for both periods.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the third quarter of fiscal year 2013 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

In particular, on December 31, 2012, we received a letter from counsel for New England Compounding Center (“NECC”) demanding, among other things, that we indemnify NECC regarding claims made against NECC, including those related to NECC’s highly-publicized compounding and sale of tainted methylprednisolone acetate.  This demand relates to the limited, once-a-month cleaning services we provided to portions of NECC’s clean room facilities.  Based on our preliminary review of this matter, we believe that NECC’s claims are without merit.  We have notified our insurers of this claim and preliminary discussions concerning coverage have begun.  In June 2013, we received a subpoena from the Plaintiffs' Steering Committee appointed in conjunction with the NECC multi-district litigation proceeding seeking information relating to the NECC matter.  While we are unable to ascertain the ultimate outcome of this matter, based on the information currently available, we believe that a loss with respect to this matter is neither probable nor remote, and we are unable to reasonably assess an estimate or range of estimates of any potential losses. If we are found to be liable with respect to claims brought against us relating to NECC that are not covered by our available insurance, we may incur liabilities that are material to our financial condition and operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not Applicable.

(b)	Not Applicable.

(c)	Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares of Common Stock Purchased		(b) Average Price Paid per Common Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plan or Program
February 24, 2013 – March 23, 2013	–		–	N/A	N/A
March 24, 2013 – April 20, 2013	35,938	(1)	88.98	N/A	N/A
April 21, 2013 – May 25, 2013	–		–	N/A	N/A
	35,938		$88.98	N/A	N/A

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

101 The following materials from UniFirst Corporation’s Quarterly Report on Form 10-Q for the quarter ended May 25, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UniFirst Corporation

July 3, 2013	By:	/s/ Ronald D. Croatti
Ronald D. Croatti
President and Chief Executive Officer

July 3, 2013	By:	/s/ Steven S. Sintros
Steven S. Sintros
Vice President and Chief Financial Officer

EXHIBIT INDEX

*	31.1 Rule 13a-14(a)/15d-14(a) Certification of Ronald D. Croatti

*	31.2 Rule 13a-14(a)/15d-14(a) Certification of Steven S. Sintros

**	32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**	32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 The following materials from UniFirst Corporation’s Quarterly Report on Form 10-Q for the quarter ended May 25, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

*	Filed herewith

**	Furnished herewith