Form 10-K
period 2013-08-31
UNIFIRST CORP
filed 2013-10-30
CIK 717954

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended August 31, 2013

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 Commission file number 001-08504

UNIFIRST CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Massachusetts	04-2103460
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

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

Yes ✔      No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes           No ✔

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

Yes           No ✔

The number of outstanding shares of the Registrant’s Common Stock and Class B Common Stock at October 18, 2013 were 15,130,524 and 4,873,277, respectively. The aggregate market value of the voting stock of the Registrant held by non-affiliates as of February 22, 2013 (the last business day of the Registrant’s most recently completed second fiscal quarter), computed by reference to the closing sale price of such shares on such date, was approximately $1,238,810,412.

Documents Incorporated By Reference

The Registrant intends to file a Definitive Proxy Statement pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended, for its 2014 Annual Meeting of Shareholders within 120 days of the end of the fiscal year ended August 31, 2013. Portions of such Proxy Statement are incorporated by reference in Part III of this Annual Report on Form 10-K.

UniFirst Corporation

Annual Report on Form 10-K

For the Fiscal Year Ended August 31, 2013

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
Item 8. Financial Statements and Supplementary Data
Consolidated statements of income for each of the three years in the period ended August 31, 2013
Consolidated statements of comprehensive income for each of the three years in the period ended August 31, 2013
Consolidated balance sheets as of August 31, 2013 and August 25, 2012
Consolidated statements of shareholders' equity for each of the three years in the period ended August 31, 2013
Consolidated statements of cash flows for each of the three years in the period ended August 31, 2013
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

ITEM 1. BUSINESS

GENERAL

UniFirst Corporation, a corporation organized under the laws of the Commonwealth of Massachusetts in 1950, together with its subsidiaries, hereunder referred to as “we”, “our”, the “Company”, or “UniFirst”, is one of the largest providers of workplace uniforms and protective work wear clothing in the United States. We design, manufacture, personalize, rent, clean, deliver, and sell a wide range of uniforms and protective clothing, including shirts, pants, jackets, coveralls, lab coats, smocks, aprons and specialized protective wear, such as flame resistant and high visibility garments. We also rent industrial wiping products, floor mats, facility service products, restroom and cleaning supplies, and other non-garment items, and provide first aid cabinet services and other safety supplies, to a variety of manufacturers, retailers and service companies. We serve businesses of all sizes in numerous industry categories. At certain specialized facilities, we also decontaminate and clean work clothes and other items that may have been exposed to radioactive materials and service special cleanroom protective wear and facilities.

Our principal services include providing customers with uniforms and other non-garment items, picking up soiled uniforms or other items on a periodic basis (usually weekly), and delivering, at the same time, cleaned and processed items. We offer uniforms in a wide variety of styles, colors, sizes and fabrics and with personalized emblems selected by the customer. Our centralized services, specialized equipment and economies of scale generally allow us to be more cost effective in providing garment services than customers could be themselves, particularly those customers with high employee turnover rates. During fiscal 2013, we manufactured approximately 71% of the garments we placed in service. These were primarily work pants and shirts manufactured at our plants in Cardenas, Ebano and Valles, which are located in San Luis Potosi, Mexico, as well as at subcontract manufacturers that the we utilize to supplement our manufacturing capacity in periods of high demand. Because we design and manufacture a majority of our own uniforms and protective clothes, we can produce custom garment programs for our larger customers, offer a diverse range of such designs within our standard line of garments and better control the quality, price and speed at which we produce such garments. In addition, among our competitors, we believe we have the largest in-house digital image processing capability, allowing us to convert an image provided by a customer into customized, mass producible embroidered emblems, typically within two days.

We have six operating segments: US Rental and Cleaning, Canadian Rental and Cleaning, Manufacturing (“MFG”), Specialty Garments Rental and Cleaning (“Specialty Garments”), First Aid and Corporate. The US Rental and Cleaning and Canadian Rental and Cleaning operating segments have been combined to form the US and Canadian Rental and Cleaning reporting segment. The US and Canadian Rental and Cleaning reporting segment purchases, rents, cleans, delivers and sells, uniforms and protective clothing and non-garment items in the United States and Canada. The Corporate operating segment consists of costs associated with our distribution center, sales and marketing, information systems, engineering, materials management, manufacturing planning, finance, budgeting, human resources, other general and administrative costs and interest expense. The revenues generated from the Corporate operating segment represent certain direct sales made directly from our distribution center. The products sold by this operating segment are the same products rented and sold by the US and Canadian Rental and Cleaning reporting segments. The MFG operating segment designs and manufactures uniforms and non-garment items solely for the purpose of providing these goods to the US and Canadian Rental and Cleaning reporting segment. The Specialty Garments operating segment purchases, rents, cleans, delivers and sells, specialty garments and non-garment items primarily for nuclear and cleanroom applications and provides cleanroom cleaning services at limited customer locations. The First Aid operating segment sells first aid cabinet services and other safety supplies as well as maintains wholesale distribution and pill packaging operations. Refer to Note 15, “Segment Reporting”, of our Consolidated Financial Statements for our disclosure of segment information.

In fiscal 2013, we generated $1.356 billion in revenue, of which approximately 90% was derived from the US and Canadian Rental and Cleaning and Corporate segments. Specialty Garments and First Aid accounted for approximately 7% and 3% of our 2013 revenues, respectively.

PRODUCTS AND SERVICES

We provide our customers with personalized workplace uniforms and protective work clothing in a broad range of styles, colors, sizes and fabrics. Our uniform products include shirts, pants, jackets, coveralls, lab coats, smocks, aprons and specialized protective wear, such as flame resistant and high visibility garments. At certain specialized facilities, we also decontaminate and clean clothes and other items which may have been exposed to radioactive materials and service special cleanroom protective wear. We also offer non-garment items and services, such as industrial wiping products, floor mats, dry and wet mops, restroom and cleaning supplies and other textile products.

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

CUSTOMERS

We serve businesses of all sizes in numerous industry categories. During each of the past five years, no single uniform rental customer accounted for more than 1% of our revenues. Our typical customers include automobile service centers and dealers, delivery services, food and general merchandise retailers, food processors and service operations, light manufacturers, maintenance facilities, restaurants, service companies, soft and durable goods wholesalers, transportation companies, and others who require employee clothing for image, identification, protection or utility purposes. Among our largest customers of our conventional uniform rental business are divisions, units, regional operations or franchised agencies of major, nationally recognized organizations. With respect to our Specialty Garment segment, typical customers include government agencies, research and development laboratories, high technology companies and utilities operating nuclear reactors. We currently service over 250,000 customer locations in the United States, Canada and Europe from 225 customer service, distribution and manufacturing facilities.

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

For example, in select geographic markets we employ teams of dedicated facility services sales representatives who focus exclusively on developing business for our floor care, restroom and related service programs. We employ specialist executive-level salespeople in our National Account Organization—some who specialize in rental programs and some who specialize in direct sale programs—to target the very largest national companies with known uniform and/or facility services program needs. We believe that effective customer service is the most important element in developing and maintaining our market position. Our commitment to service excellence is reflected throughout our organization. Our route sales representatives are the first line of continuing customer contact, but they are supported by local customer service representatives, local service management staff and local operations management leaders, all of whom are focused on addressing the ongoing needs of customers, constantly delivering high-value service and pursuing total customer satisfaction. Our proprietary customer relationship management (“CRM”) information system enables us to respond to customer inquiries or issues within 24 hours and our service personnel are specially trained to handle the daily contact work necessary to effectively manage customer relations.

We measure the speed and accuracy of our customer service efforts on a weekly basis and, through our ““Customers for Life’’ program, we continuously survey, record and report satisfaction levels as a means of evaluating current performance and highlighting areas for improvement.

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

MANUFACTURING AND SOURCING

We manufactured approximately 71% of all garments which we placed in service during fiscal 2013. These were primarily work pants and shirts manufactured at our plants in Cardenas, Ebano and Valles, which are located in San Luis Potosi, Mexico, as well as at subcontract manufacturers that the we utilize to supplement our manufacturing capacity in periods of high demand. The balance of the garments used in our programs are purchased from a variety of industry suppliers. While we currently acquire the raw materials with which we produce our garments from a limited number of suppliers, we believe that such materials are readily available from other sources. To date, we have experienced no significant difficulty in obtaining any of our raw materials or supplies. Currently, we also manufacture approximately 73% of the mats we place in service at our plant in Cave City, Arkansas.

EMPLOYEES

At August 31, 2013, we employed approximately 11,500 persons. Approximately 2% of our United States employees are represented by a union pursuant to a collective bargaining agreement. We consider our employee relations to be good.

EXECUTIVE OFFICERS

Our executive officers are as follows:

NAME	AGE	POSITION
Ronald D. Croatti	70	Chairman of the Board, President, and Chief Executive Officer
Steven S. Sintros	40	Vice President and Chief Financial Officer
Cynthia Croatti	58	Executive Vice President and Treasurer
Bruce P. Boynton	65	Senior Vice President, Operations
David A. DiFillippo	56	Senior Vice President, Operations
David M. Katz	50	Vice President, Sales and Marketing

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

We supply uniform services to many industries that have been subject to adverse economic and business conditions resulting in shifting employment levels, changes in worker productivity, uncertainty regarding the impacts of rehiring and shifts to offshore manufacturing. As a result, many of our customers have reduced worker headcounts. The economic hardships among our customer base have also caused, and may continue to cause, some of our customers to restrict expenditures or even cease to conduct business. All of these factors have, and are likely in the future to continue to have, the effect of reducing the number of employees utilizing our uniform services, which adversely affects our sales and results of operations. The current worldwide economic uncertainties and weakness may negatively impact our revenues and operating performance in fiscal 2014 and beyond due to the impact on spending plans and employment levels of our customers and sales prospects.

The expenses we incur to comply with environmental regulations, including costs associated with potential environmental remediation, may prove to be significant and could have a material adverse effect on our results of operations and financial condition.

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

We have accrued certain costs related to the sites described above as it has been determined that the costs are probable and can be reasonably estimated. We continue to implement mitigation measures and to monitor environmental conditions at the Somerville, Massachusetts site. We also have potential exposure related to an additional parcel of land (the “Central Area”) related to the Woburn, Massachusetts site discussed above. Currently, the consent decree for the Woburn site does not define or require any remediation work in the Central Area. The United States Environmental Protection Agency (the “EPA”) has provided us and other signatories to the consent decree with comments on the design and implementation of groundwater and soil remedies at the Woburn site and investigation of environmental conditions in the Central Area. We, and other signatories, have implemented and proposed to do additional work at the Woburn site but many of EPA’s comments remain to be resolved. In addition, we have received notices of violations from Region 1 of the EPA under the Clean Air Act regarding our failure to obtain certain permits allegedly necessary with respect to the laundering of soiled towels at seven New England facilities, and we are addressing these matters.  We believe that it is probable that Region 1 of the EPA will seek to impose penalties against us in connection with these seven New England facilities, but we are unable to reasonably estimate the amount of the penalties that may be sought.  In the event that the EPA expands this enforcement initiative beyond Region 1, and seeks to impose penalties, this could materially adversely affect our results of operations and financial condition.

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

In particular, on December 31, 2012, we received a letter from counsel for New England Compounding Center (“NECC”) demanding, among other things, that we indemnify NECC regarding claims made against NECC, including those related to NECC’s highly-publicized compounding and sale of tainted methylprednisolone acetate.  This demand relates to the limited, once-a-month cleaning services we provided to portions of NECC’s cleanroom facilities.  Based on our preliminary review of this matter, we believe that NECC’s claims are without merit.  We have notified our insurers of claims associated with this matter and preliminary discussions concerning coverage are ongoing.  In June 2013, we received a subpoena from the Plaintiffs’ Steering Committee (PSC) appointed in conjunction with the NECC multi-district litigation proceeding seeking information relating to the NECC matter. During August 2013, we responded to the PSC regarding the subpoena. On September 20, 2013, we entered into a tolling agreement with the PSC which, among other things, tolled defenses based on statutes of limitations with respect to certain claimants. To date, a significant number of lawsuits have been brought against NECC and other defendants from persons who were allegedly harmed as a result of NECC’s compounds. Through the date of this filing, these lawsuits have not named us as a defendant. Based partially on communication with the PSC, we believe that over the course of the next year we may face a number of lawsuits related to this matter. While we are unable to ascertain the ultimate outcome of this matter, based on the information currently available, we believe that a loss with respect to this matter is neither probable nor remote, and we are unable to reasonably assess an estimate or range of estimates of any potential losses. If we are found to be liable with respect to claims brought against us relating to NECC that are not covered by our insurance, we may incur liabilities that are material to our financial condition and operating results.

Recent economic trends could adversely affect our financial performance.

Economic downturns and declines in consumption in our markets may affect the levels of both our sales and profitability.  The domestic and global economies and financial and credit markets continue to experience declines or slow growth, general uncertainty and high unemployment. In addition, there continues to be diminished liquidity and credit availability.  We believe these conditions have not materially impacted our financial position or liquidity as of August 31, 2013.  However, we could be negatively impacted if these conditions continue for a sustained period of time, or if there is further deterioration in financial markets and major economies.  The current tight credit conditions in financial markets may continue to adversely affect the ability of our customers and suppliers to obtain financing, which could result in a decrease in, or cancellation of, our services.  In addition, weakening economic conditions and outlook may result in a further decline in the level of our customers’ spending that could adversely affect our results of operations and liquidity.  We are unable to predict the likely duration and severity of the current disruption, weakness and uncertainty in the domestic and global financial markets, including the current market disruptions in Europe, and the related adverse economic conditions.

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

We employ approximately 11,500 persons. Approximately 2% of our United States employees are represented by a union pursuant to a collective bargaining agreement. Competitors within our industry have been the target of corporate unionization campaigns by multiple labor unions. While our management believes that our employee relations are good, we cannot assure you that we will not experience pressure from labor unions or become the target of campaigns similar to those faced by our competitors. The potential for unionization could increase if the United States Congress passes federal “card check” legislation. If we do encounter pressure from labor unions, any resulting labor unrest could disrupt our business by impairing our ability to produce and deliver our products. In addition, significant union representation would require us to negotiate wages, salaries, benefits and other terms with many of our employees collectively and could adversely affect our results of operations by increasing our labor costs or otherwise restricting our ability to maximize the efficiency of our operations.

Our business may be adversely affected by global, national, regional or industry specific economic slowdowns.

Global, national, regional or industry specific economic slowdowns, including the current economic malaise in Europe, as well as events or conditions in a particular area, such as adverse weather and other factors, may adversely affect our operating results. In addition, increases in interest rates that may lead to a decline in economic activity, while simultaneously resulting in higher interest expense to us under our credit facility, may adversely affect our operating results.

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

A portion of our sales is derived from international markets. Revenue denominated in currencies other than the U.S. dollar represented approximately 8.8%, 8.9% and 9.3% of total consolidated revenues for each of fiscal 2013, 2012 and 2011, respectively. The operating results of our international subsidiaries are translated into U.S. dollars and such results are affected by movements in foreign currencies relative to the U.S. dollar. Our international operations are also subject to other risks, including the requirement to comply with changing and conflicting national and local regulatory requirements; potential difficulties in staffing and labor disputes; managing and obtaining support and distribution for local operations; credit risk or financial condition of local customers; potential imposition of restrictions on investments; potentially adverse tax consequences, including imposition or increase of withholding and other taxes on remittances and other payments by subsidiaries; foreign exchange controls; and local political and social conditions. There can be no assurance that the foregoing factors will not have an adverse effect on our international operations or on our consolidated financial condition and results of operations. We own and operate manufacturing facilities in Mexico. Violence, crime and instability in Mexico has had, and may continue to have, an adverse affect on our operations, including the hijacking of our trucks and the implementation of security measures to protect our employees. We are not insured against such criminal attacks and there can be no assurance that losses that could result from an attack on our trucks or our personnel would not have a material adverse effect on our business, results of operations and financial condition. Operations in developing nations present several additional risks, including greater fluctuation in currencies relative to the U.S. dollar, economic and governmental instability, civil disturbances, volatility in gross domestic production, Foreign Corrupt Practice Act compliance issues and nationalization and expropriation of private assets.

Continuation of current adverse global financial and economic conditions may result in impairment of our goodwill and intangibles.

Our market capitalization over the past couple of years has experienced significant volatility due in part to turbulent economic conditions and disruption in the global equity and credit markets. Under accounting principles generally accepted in the United States (“US GAAP”), we may be required to record an impairment charge if changes in circumstances or events indicate that the carrying values of our goodwill and intangible assets exceed their fair value and are not recoverable. Any significant and other-than-temporary decrease in our market capitalization could be an indicator, when considered together with other factors, that the carrying values of our goodwill and intangible assets exceed their fair value, which may result in our recording an impairment charge. In this time of economic uncertainty, we are unable to predict economic trends, but we continue to monitor the impact of changes in economic and financial conditions on our operations and on the carrying value of our goodwill and intangible assets. Should the value of our acquired goodwill or one or more of our acquired intangibles become impaired, our consolidated earnings and net worth may be materially adversely affected.

Our failure to properly and efficiently design, construct, implement and operate our new customer relationship management computer system could adversely affect our operations and financial performance.

We are in the process of modernizing our customer relationship management computer system. The new system will combine enterprise resource planning (“ERP”) solutions and custom-built applications to address, among other areas, account management, billing and customer service. The new system is intended to improve functionality and information flow and increase automation in servicing our customers. As with any major new computer system that includes custom applications, there are risks inherent in the design, construction, implementation and operation of our new CRM system. These risks include the potential failures to properly design the system, to efficiently construct and implement the system and to effectively operate the system. We are using well-regarded third-party consultants to assist us in this process. While we believe that our new CRM system will provide the anticipated information technology and customer service enhancements we expect, no assurances can be given in this regard. The failure to properly and efficiently complete and operate the new system could disrupt our operations and adversely affect our financial results.

If our information technology systems suffer interruptions or failures, including as a result of cyber-attacks, our business operations could be disrupted.

Our information technology systems serve an important role in the efficient operation of our business. The failure of these information technology systems to perform as we anticipate could disrupt our business and negatively impact our results of operations. In addition, our information technology systems could be damaged or cease to function properly due to any number of causes, such as catastrophic events, power outages, security breaches, computer viruses or cyber-based attacks. While we have contingency plans in place to prevent or mitigate the impact of these events, if such events were to occur and our disaster recovery plans do not effectively address the issues on a timely basis, we could suffer interruptions in our ability to manage our operations and service our customers, and we may be required to make a significant investment to fix or replace our information technology systems, each of which may have a material adverse effect on our business and financial results. In addition, if customer or our proprietary information is compromised by a security breach or cyber-attack, it could have a material adverse effect on our business.

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

We manufactured approximately 71% of all garments which we placed in service during fiscal 2013. These were primarily work pants and shirts manufactured at our plants in Cardenas, Ebano and Valles, which are located in San Luis Potosi, Mexico as well as at subcontract manufacturers that the we utilize to supplement our manufacturing capacity in periods of high demand. The balance of the garments used in our programs are purchased from a variety of industry suppliers. While we currently acquire the raw materials with which we produce our garments from a limited number of suppliers, we believe that such materials are readily available from other sources. To date, we have experienced no significant difficulty in obtaining any of our raw materials or supplies. However, if we were to experience difficulty obtaining any of our raw materials from such suppliers and were unable to obtain new materials or supplies from other industry suppliers, it could adversely affect our results of operations.

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

As of October 18, 2013, to the Company’s knowledge, the members of the Croatti family owned, directly or indirectly, in the aggregate approximately 371,104 shares of our Common Stock and approximately 4,873,277 shares of our Class B Common Stock, which represents approximately 26.2% of the aggregate number of outstanding shares of our Common Stock and Class B Common Stock, but approximately 76.9% of the combined voting power of the outstanding shares of our Common Stock and Class B Common Stock. As a result, the members of the Croatti family, acting with other family members, could effectively control most matters requiring approval by our shareholders, including the election of a majority of the directors. While historically the members of the Croatti family have individually voted their respective shares of Class B Common Stock in the same manner, there is no contractual understanding requiring this and there is no assurance that the family members will continue to individually vote their shares of Class B Common Stock in the same manner. This voting control by the members of the Croatti family, together with certain provisions of our by-laws and articles of organization, could have the effect of delaying, deferring or preventing a change in control of our Company that would otherwise be beneficial to our public shareholders.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of August 31, 2013, we owned or leased approximately 240 facilities containing an aggregate of approximately 6.4 million square feet located in the United States, Canada, Mexico, Europe and Nicaragua. We owned 117 of these facilities, containing approximately 5.1 million square feet. These facilities include our 320,000 square foot Owensboro, Kentucky distribution center and almost all of our industrial laundry processing plants. We believe our industrial laundry facilities are among the most modern in the industry.

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

	Price Per Share		Dividends Per Share
	High	Low	Common Stock	Class B Common Stock
Year ended August 31, 2013
First Quarter	$71.52	$63.51	$0.0375	$0.0300
Second Quarter	85.20	70.27	0.0375	0.0300
Third Quarter	96.57	82.82	0.0375	0.0300
Fourth Quarter	102.83	90.22	0.0375	0.0300

	Price Per Share		Dividends Per Share
	High	Low	Common Stock	Class B Common Stock
Year ended August 25, 2012
First Quarter	$55.40	$43.82	$0.0375	$0.0300
Second Quarter	62.48	54.07	0.0375	0.0300
Third Quarter	61.92	57.04	0.0375	0.0300
Fourth Quarter	68.68	56.24	0.0375	0.0300

The approximate number of shareholders of record of our Common Stock and Class B Common Stock as of October 18, 2013 was 69 and 25, respectively. We believe that the number of beneficial owners of our Common Stock is substantially greater than the number of record holders because a large portion of our Common Stock is held of record in broker “street names.’’

We have paid regular quarterly dividends since 1983 and intend to continue such policy subject to, among other factors, our earnings, financial condition, capital requirements and tax law changes. No dividends will be payable unless declared by our Board of Directors and then only to the extent funds are legally available for the payment of such dividends. In the event that our Board of Directors votes to pay a dividend, our Common Stock must receive a dividend equal to no less than 125% of any dividend paid on the Class B Common Stock. On July 2, 2013, our Board of Directors declared a quarterly dividend of $0.0375 and $0.0300 per share on our Common Stock and Class B Common Stock, respectively, which was paid on October 1, 2013 to shareholders of record on September 10, 2013.

The following table sets forth information concerning our equity compensation plans as of August 31, 2013.

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options and stock appreciation rights	Weighted average exercise price of outstanding options and stock appreciation rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities referenced in column (a))
	(a)
Equity compensation plans approved by security holders	584,540	$48.47	360,210
Equity compensation plans not approved by security holders	—	N/A	—
Total	584,540	$48.47	360,210

Stock Performance Graph

Set forth below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on our Common Stock, based on the market price of our Common Stock, with the cumulative total shareholder return of a peer group and of companies within the Standard & Poor’s 500 Stock Index, in each case assuming reinvestment of dividends. The calculation of cumulative total shareholder return assumes a $100 investment in our Common Stock, the peer group and the S&P 500 Stock Index on August 31, 2008. The peer group is composed of Cintas Corporation and G & K Services, Inc.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements and Notes to Consolidated Financial Statements included in Item 8.

The selected consolidated balance sheet data set forth below as of August 31, 2013 and August 25, 2012 and the selected consolidated income statement data for the three years in the period ended August 31, 2013 are derived from our audited Consolidated Financial Statements included in this Annual Report on Form 10-K. All other selected consolidated financial data set forth below are derived from our audited financial statements not included in this Annual Report on Form 10-K. Current accounting guidance requires the income per share for each class of common stock to be calculated assuming 100% of our earnings are distributed as dividends to each class of common stock based on their respective dividend rights. Our Common Stock has a 25% dividend preference to our Class B Common Stock. The Class B Common Stock, which has ten votes per share as opposed to one vote per share for the Common Stock, is not freely transferable but may be converted at any time on a one-for-one basis into Common Stock at the option of the holder of the Class B Common Stock.

Five Year Financial Summary

UniFirst Corporation and Subsidiaries

Fiscal Year Ended August (In thousands, except per share data)	2013	2012	2011	2010	2009
Selected Balance Sheet Data:
Total assets	$1,373,425	$1,240,534	$1,141,520	$1,092,295	$1,002,099
Notes payable and long-term debt	$111,408	$106,986	$120,296	$181,464	$182,015
Shareholders' equity	$1,013,398	$896,925	$797,942	$708,050	$627,035

Selected Income Statement Data:
Revenues	$1,355,515	$1,256,289	$1,134,126	$1,025,939	$1,013,416
Depreciation and amortization	$69,607	$66,439	$64,733	$61,477	$57,789
Income from operations	$186,203	$151,108	$123,973	$130,272	$134,036
Other (income) expense, net	$(1,406)	$374	$3,401	$7,420	$7,571
Provision for income taxes	$70,924	$55,745	$44,086	$46,444	$50,613

Net income	$116,685	$94,989	$76,486	$76,408	$75,852

Income per share:
Basic - Common stock	$6.14	$5.02	$4.05	$4.11	$4.14
Basic - Class B Common Stock	$4.91	$4.01	$3.24	$3.29	$3.31
Diluted - Common stock	$5.81	$4.76	$3.85	$3.90	$3.92

Dividends per share:
Common stock	$0.15	$0.15	$0.15	$0.15	$0.15
Class B Common Stock	$0.12	$0.12	$0.12	$0.12	$0.12

The Company’s fiscal year ends on the last Saturday in August. For financial reporting purposes, fiscal 2013 consisted of 53 weeks, while all other fiscal years presented consisted of 52 weeks.

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

We serve businesses of all sizes in numerous industry categories. Typical customers include automobile service centers and dealers, delivery services, food and general merchandise retailers, food processors and service operations, light manufacturers, maintenance facilities, restaurants, service companies, soft and durable goods wholesalers, transportation companies, and others who require employee clothing for image, identification, protection or utility purposes. We also provide our customers with restroom and cleaning supplies, including air fresheners, paper products and hand soaps.

At certain specialized facilities, we decontaminate and clean work clothes and other items that may have been exposed to radioactive materials and service special cleanroom protective wear. Typical customers for these specialized services include government agencies, research and development laboratories, high technology companies and utilities operating nuclear reactors.

We continue to expand into additional geographic markets through acquisitions and organic growth. We currently service over 250,000 customer locations in the United States, Canada and Europe from 225 customer service, distribution and manufacturing facilities.

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

The Specialty Garments operating segment purchases, rents, cleans, delivers and sells, specialty garments and non-garment items primarily for nuclear and cleanroom applications and provides cleanroom cleaning services at limited customer locations. The First Aid operating segment sells first aid cabinet services and other safety supplies as well as maintains wholesale distribution and pill packaging operations.

Approximately 90% of our revenues in fiscal 2013 were derived from US and Canadian Rental and Cleaning, and Corporate. A key driver of this business is the number of workers employed by our customers. Our revenues are directly impacted by fluctuations in these employment levels. Revenues from Specialty Garments, which accounted for 7% of our 2013 revenues, increase during outages and refueling by nuclear power plants, as garment usage increases at these times. First Aid represented 3% of our total revenue in fiscal 2013.

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

We complete our annual impairment test in the fourth quarter of each fiscal year and there have been no impairments of goodwill or other intangible assets in fiscal 2013, 2012 or 2011.

We cannot predict future economic conditions and their impact on the Company or the future market value of our stock. A decline in our market capitalization and/or deterioration in general economic conditions could negatively and materially impact our assumptions and assessment of the fair value of our business. If general economic conditions or our financial performance deteriorate, we may be required to record a goodwill impairment charge in the future which could have a material impact on our financial condition and results of operations.

Property, plant and equipment, and definite-lived intangible assets are depreciated or amortized over their useful lives. Useful lives are based on our estimates of the period that the assets will generate economic benefits. Long-lived assets are evaluated for impairment whenever events or circumstances indicate an asset may be impaired. There were no material impairments of property, plant and equipment, or definite-lived intangible assets in fiscal 2013, 2012 or 2011.

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

The estimated liability for environmental contingencies has been discounted as of August 31, 2013 using risk-free interest rates ranging from 2.8% to 3.7% over periods ranging from ten to thirty years. The estimated current costs, net of legal settlements with insurance carriers, have been adjusted for the estimated impact of inflation at 3% per year. Changes in enacted laws, regulatory orders or decrees, our estimates of costs, risk-free interest rates, insurance proceeds, participation by other parties, the timing of payments and the input of our attorneys and outside consultants based on changing legal or factual circumstances could have a material impact on the amounts recorded for our environmental and other contingent liabilities. Refer to Note 11, “Commitments and Contingencies”, of our Consolidated Financial Statements for additional discussion and analysis.

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

We have recognized as a liability the present value of the estimated future costs to decommission our nuclear laundry facilities in accordance with US GAAP. We depreciate, on a straight-line basis, the amount added to property, plant and equipment and recognize accretion expense in connection with the discounted liability over the various remaining lives which range from approximately eight to thirty-one years.

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

Our hedging activities are transacted only with highly rated institutions, which reduces our exposure to credit risk in the event of nonperformance. As of August 31, 2013 and August 25, 2012, we had no outstanding derivative instruments.

Supplemental Executive Retirement Plan and other Pension Plans

We recognize pension expense on an accrual basis over our employees’ estimated service periods. Pension expense is generally independent of funding decisions or requirements.

The calculation of pension expense and the corresponding liability requires us to use of a number of critical assumptions, including the expected long-term rates of return on plan assets, the assumed discount rate, the assumed rate of compensation increases and life expectancy of participants. Changes in our assumptions can result in different expense and liability amounts, and future actual expense can differ from these assumptions. Pension expense increases as the expected rate of return on pension plan assets decreases. Future changes in plan asset returns, assumed discount rates and various other factors related to the participants in our pension plans will impact our future pension expense and liabilities. We cannot predict with certainty what these factors will be in the future.

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

We have undistributed earnings from our foreign subsidiaries of approximately $101 million, $90 million and $78 million as of August 31, 2013, August 25, 2012 and August 27, 2011, respectively. We consider these undistributed earnings as indefinitely reinvested and therefore have not provided for U.S. income taxes or foreign withholding taxes. If these earnings were ultimately distributed to the U.S. in the form of dividends or otherwise, or if the shares of our international subsidiaries were sold or transferred, we would likely be subject to additional U.S. income taxes, net of the impact of any available foreign tax credits as well as foreign withholding taxes. It is not practicable to estimate the amount of unrecognized deferred U.S. taxes on these undistributed earnings.

Results of Operations

The following table presents, as a percent of total revenue, certain selected financial data for our three fiscal years ended August 31, 2013, August 25, 2012 and August 27, 2011.

							% Change
(In thousands, except for percentages)	FY 2013	% of Revenues	FY 2012	% of Revenues	FY 2011	% of Revenues	FY 2013 vs. FY 2012	FY 2012 vs. FY 2011
Revenues	$1,355,515	100.0%	$1,256,289	100.0%	$1,134,126	100.0%	7.9%	10.8%

Costs and expenses:
Cost of revenue (1)	836,174	61.7	797,944	63.5	712,309	62.8	4.8	12.0
Selling and administrative expenses (1)	263,531	19.4	240,798	19.2	233,111	20.6	9.4	3.3
Depreciation and amortization	69,607	5.1	66,439	5.3	64,733	5.7	4.8	2.6
	1,169,312	86.3	1,105,181	88.0	1,010,153	89.1	5.8	9.4

Income from operations	186,203	13.7	151,108	12.0	123,973	10.9	23.2	21.9
Other (income) expense	(1,406)	-0.1	374	0.0	3,401	0.3	-475.9	-89.0

Income before income taxes	187,609	13.8	150,734	12.0	120,572	10.6	24.5	25.0
Provision for income taxes	70,924	5.2	55,745	4.4	44,086	3.9	27.2	26.4

Net income	$116,685	8.6%	$94,989	7.6%	$76,486	6.7%	22.8%	24.2%

(1) Exclusive of depreciation on our property, plant and equipment and amortization of our intangible assets.

Revenues and income (loss) from operations by reporting segment for the three fiscal years ended August 31, 2013, August 25, 2012, and August 27, 2011 are presented in the following table. Refer to Note 15, “Segment Reporting”, of our Consolidated Financial Statements for discussion of our reporting segments.

	Fiscal year ended August
(In thousands)	2013	2012	2011
Segment Information
Revenues
US and Canadian Rental and Cleaning	$1,200,286	$1,099,421	$986,028
MFG	170,867	160,421	160,042
Net intercompany MFG elimination	(170,867)	(160,421)	(160,042)
Corporate	14,079	12,902	10,929
Subtotal: Core Laundry Operations	1,214,365	1,112,323	996,957
Specialty Garments	96,688	102,758	103,322
First Aid	44,462	41,208	33,847
Total consolidated revenues	$1,355,515	$1,256,289	$1,134,126
Income (loss) from operations
US and Canadian Rental and Cleaning	$200,852	$164,793	144,431
MFG	61,896	50,036	48,839
Net intercompany MFG elimination	(9,729)	(5,168)	(8,807)
Corporate	(82,357)	(76,376)	(78,738)
Subtotal: Core Laundry Operations	170,662	133,285	105,725
Specialty Garments	10,539	13,460	15,292
First Aid	5,002	4,363	2,956
Total income from operations	$186,203	$151,108	$123,973

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

The price of fuel and energy needed to run our vehicles and equipment is unpredictable and fluctuates based on events outside our control, including geopolitical developments, supply and demand for oil and gas, actions by OPEC and other oil and gas producers, war and unrest in oil producing countries, regional production patterns, limits on refining capacities, natural disasters and environmental concerns. Increases in fuel costs could impact our financial results.

The current worldwide economic uncertainty may negatively impact our revenues and operating performance in fiscal 2014 and beyond due to the impact on spending plans and employment levels of our customers and sales prospects. Throughout fiscal 2013, U.S. and Canadian unemployment rates remained high, which had a negative effect on wearer levels and, as a result, on our business.

Fiscal Year Ended August 31, 2013 Compared with Fiscal Year Ended August 25, 2012

Revenues

	August 31,	August 25,	Dollar	Percent
	2013	2012	Change	Change
	(In thousands, except percentages)

Core Laundry Operations	$1,214,365	$1,112,323	$102,042	9.2%
Specialty Garments	96,688	102,758	(6,070)	-5.9
First Aid	44,462	41,208	3,254	7.9
Total consolidated revenues	$1,355,515	$1,256,289	$99,226	7.9%

In fiscal 2013, our consolidated revenues increased by $99.2 million from the comparable period in 2012, or 7.9%. Fiscal 2013 had 53 weeks of operations compared to 52 weeks in fiscal 2012. The extra week in fiscal 2013 accounted for revenue growth of 2.0% compared to fiscal 2012. Our year-over-year increase in consolidated revenues was primarily driven by a $102.0 million increase in our Core Laundry Operations. Core laundry revenues increased to $1.214 billion in fiscal 2013 from $1.112 billion in fiscal 2012, or 9.2%. This increase was primarily attributable to positive organic growth of 6.9%. Organic growth is comprised of new sales, additions to our existing customer base and price increases, offset by lost accounts and reductions to our existing customer base. Organic growth in fiscal 2013 benefited from new account sales as well as certain annual price adjustments. Our revenues in fiscal 2013 also benefitted from higher collections of merchandise recovery charges compared to fiscal 2012.  Strong growth in our flame resistant product line also contributed to our top line gains in fiscal 2013. Partially offsetting these positive factors, wearer levels at our existing accounts were lower in fiscal 2013 than in fiscal 2012, which reflects the impact of continued high unemployment. The positive organic growth in our Core Laundry Operations was accompanied by positive acquisition-related growth of 0.3% as well as the impact of the extra week of operations which accounted for approximately 2.0% of core laundry revenue growth.

Specialty Garments’ revenue decreased from $102.8 million in fiscal 2012 to $96.7 million in fiscal 2013, or 5.9%. The decrease was primarily the result of the completion of two large power reactor rebuild projects in the fourth quarter of fiscal 2012, partially offset by the impact of an extra week of operations. First Aid revenues increased 7.9%, from $41.2 million in fiscal 2012 to $44.5 million in fiscal 2013. This increase was the result of improved performance from each of the segment’s operations (i.e., wholesale distribution, pill packaging, and van-based operations) as well as the impact of the extra week of operations.

Cost of revenues

Cost of revenues decreased from 63.5% of revenues, or $797.9 million, in fiscal 2012 to 61.7% of revenues, or $836.2 million, in fiscal 2013. This decrease was primarily due to lower merchandise, energy and payroll costs as a percentage of revenues in our Core Laundry Operations, primarily due to the revenue growth this segment experienced. In addition, the Company benefited from lower bad debt expense in fiscal 2013 as compared to fiscal 2012. These lower costs as a percentage of revenues were partially offset by an increase in the cost of revenues for the Specialty Garments segment as a percentage of revenues due to the revenue contraction that segment experienced during fiscal 2013.

Selling and administrative expense

Our selling and administrative expenses increased to 19.4% of revenues, or $263.5 million, in fiscal 2013 from 19.2% of revenues, or $240.8 million, in fiscal 2012. This increase was primarily due to a settlement we entered into during fiscal 2012 related to environmental litigation. As a result of the settlement, we recognized a gain in the third quarter of fiscal 2012 of approximately $6.7 million. Excluding the effect of this settlement, selling and administrative costs would have decreased from 19.7% of revenues in fiscal 2012 to 19.4% of revenues in fiscal 2013. This decrease was primarily due to lower selling and administrative payroll costs as a percentage of revenues. In addition, the comparisons of fiscal 2013 to fiscal 2012 benefited from certain costs we incurred in fiscal 2012 associated with our company-wide initiative to update our customer relationship management system.

Depreciation and amortization

Our depreciation and amortization expense was $69.6 million, or 5.1% of revenues, in fiscal 2013 compared to $66.4 million, or 5.3% of revenues, in fiscal 2012. Depreciation and amortization expense increased due to capital expenditure and acquisition activity but decreased as a percentage of revenues due to the revenue growth we experienced in fiscal 2013.

Income from operations

For the year ended August 31, 2013, the changes in revenues in our Core Laundry Operations, Specialty Garments and First Aid segments, as well as the changes in our costs discussed above, resulted in the following changes in our income from operations:

	August 31,	August 25,	Dollar	Percent
	2013	2012	Change	Change
	(In thousands, except percentages)

Core Laundry Operations	$170,662	$133,285	$37,377	28.0%
Specialty Garments	10,539	13,460	(2,921)	-21.7
First Aid	5,002	4,363	639	14.6
Total consolidated income from operations	$186,203	$151,108	$35,095	23.2%
Percentage of total revenues	13.7%	12.0%

Other (income) expense

Other (income) expense, which includes interest expense, interest income and foreign currency exchange loss (gain), was income of $1.4 million for fiscal 2013 as compared to an expense of $0.4 million for fiscal 2012. The change was primarily due to higher net interest income in fiscal 2013 of $1.6 million compared to net interest income of $0.6 million in fiscal 2012. This increase in income was the result of a decrease in the interest rates affecting our variable rate debt as well as higher cash balances earning interest income. In addition, we experienced a foreign currency exchange rate loss of $0.1 million in fiscal 2013 compared to a foreign currency exchange rate loss of $1.0 million in fiscal 2012.

Provision for income taxes

Our effective tax rate was 37.8% for fiscal 2013 compared to 37.0% for fiscal 2012. Our tax rate in fiscal 2013 was higher than fiscal 2012 primarily due to the reversal in fiscal 2012 of certain tax contingency reserves as well as $0.4 million of tax expense that we recognized in fiscal 2013 related to non-deductible compensation.

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

Other expense (income)

Other expense (income), which includes interest expense, interest income and foreign currency exchange loss (gain), decreased by $3.0 million to $0.4 million in fiscal 2012 compared to $3.4 million in fiscal 2011. In fiscal 2012, we had net interest income of $0.6 million compared to net interest expense of $4.2 million in fiscal 2011 primarily due to our repayment of $75.0 million in fixed-rate notes in June 2011 as well as the effect of an interest rate swap that matured in March 2011. This benefit was offset by foreign exchange losses of $1.0 million in fiscal 2012 compared to foreign exchange gains of $0.8 million in fiscal 2011.

Provision for income taxes

Our effective tax rate was 37.0% for fiscal 2012 compared to 36.6% for fiscal 2011. This increase was primarily due to the fact that the 2011 rate benefited from the reversal of tax contingency reserves related to the resolution of certain state tax audits.

Liquidity and Capital Resources

General

For the fiscal year ended August 31, 2013, we had a net increase in cash and cash equivalents of $77.4 million. As of August 31, 2013, we had cash and cash equivalents of $197.5 million and working capital of $302.5 million. We believe that current cash and cash equivalent balances, cash generated from operations and amounts available under our Credit Agreement (defined below) will be sufficient to meet our currently anticipated working capital and capital expenditure requirements for at least the next 12 months. For fiscal 2014, we anticipate that that our capital expenditure investment will be between $90 million and $100 million which will be impacted by our continued investment in our project to update our customer relationship management system.

Sources and uses of cash

During the fiscal year ended August 31, 2013, we generated cash from operating activities of $211.6 million resulting primarily from net income of $116.7 million, net of non-cash amounts for depreciation, amortization and accretion of $71.1 million and share based compensation of $6.3 million. We also generated cash as a result of a decrease in inventories of $1.1 million, a decrease in rental merchandise in service of $7.1 million and an increase in accounts payable and accrued liabilities of $11.6 million in fiscal 2013 as compared to fiscal 2012. In addition, the Company’s cash position also benefited from a change in tax regulations impacting the timing of deductions allowable for certain merchandise in service. These inflows were partially offset by an increase in receivables of $6.7 million, an increase in prepaid expenses of $0.9 million and a decrease in accrued income taxes of $15.4 million in fiscal 2013 as compared to fiscal 2012. We used cash during fiscal 2013 to invest $103.5 million in capital expenditures, of which $20.8 million related to our ongoing project to update our customer relationship management system, as well as fund the acquisition of businesses in the amount of approximately $30.7 million. In addition, we remitted $3.3 million in taxes in fiscal 2013 which were withheld in the form of Common Stock and related to the vesting of equity awards.

As of August 31, 2013, we have accumulated $61.4 million in cash outside the United States that is expected to be invested indefinitely outside the United States. If these funds were distributed to the U.S. in the form of dividends, the Company would be subject to additional U.S. income taxes.

Long-term debt and borrowing capacity

On May 5, 2011, we entered into a $250.0 million unsecured revolving credit agreement (the “Credit Agreement”) with a syndicate of banks, which matures on May 4, 2016. Under the Credit Agreement, we are able to borrow funds at variable interest rates based on, at our election, the Eurodollar rate or a base rate, plus in each case a spread based on our consolidated funded debt ratio. Availability of credit requires compliance with certain financial and other covenants, including a maximum consolidated funded debt ratio and minimum consolidated interest coverage ratio as defined in the Credit Agreement. We test our compliance with these financial covenants on a fiscal quarterly basis. At August 31, 2013, the interest rates applicable to our borrowings under the Credit Agreement would be calculated as LIBOR plus 100 basis points at the time of the respective borrowing. As of August 31, 2013, we had no outstanding borrowings, letters of credit amounting to $47.1 million and $202.9 million available for borrowing under the Credit Agreement.

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

On September 14, 2006, we issued $100.0 million of floating rates notes (“Floating Rate Notes”) pursuant to a Note Purchase Agreement (“2006 Note Agreement”), which bore interest at LIBOR plus 50 basis points. On September 14, 2013, the Floating Rate Notes matured and were repaid with $100.0 million from our cash reserves.

As of August 31, 2013, we were in compliance with all covenants under the Credit Agreement and the 2006 Note Agreement.

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

We have accrued certain costs related to the sites described above as it has been determined that the costs are probable and can be reasonably estimated. We continue to implement mitigation measures and to monitor environmental conditions at the Somerville, Massachusetts site. We also have potential exposure related to an additional parcel of land (the “Central Area”) related to the Woburn, Massachusetts site discussed above. Currently, the consent decree for the Woburn site does not define or require any remediation work in the Central Area. The United States Environmental Protection Agency (the “EPA”) has provided us and other signatories to the consent decree with comments on the design and implementation of groundwater and soil remedies at the Woburn site and investigation of environmental conditions in the Central Area. We, and other signatories, have implemented and proposed to do additional work at the Woburn site but many of the EPA’s comments remain to be resolved. We have accrued costs to perform certain work responsive to EPA's comments. In addition, we have received notices of violations from Region 1 of the EPA under the Clean Air Act regarding our failure to obtain certain permits allegedly necessary with respect to the laundering of soiled towels at seven New England facilities, and we are addressing these matters.  We believe that it is probable that Region 1 of the EPA may seek to impose penalties against us in connection with these seven New England facilities, but we are unable to reasonably estimate the amount of the penalties that may be sought.

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

There is usually a range of reasonable estimates of the costs associated with each site. Our accruals represent the amount within the range that constitutes our best estimate. When we believe that both the amount of a particular liability and the timing of the payments are reliably determinable, we adjust the cost in current dollars using a rate of 3% for inflation until the time of expected payment and discount the cost to present value using current risk-free interest rates. As of August 31, 2013, the risk-free interest rates we utilized ranged from 2.8% to 3.7%.

For environmental liabilities that have been discounted, we include interest accretion, based on the effective interest method, in selling and administrative expenses on the Consolidated Statements of Income. The changes to the amounts of our environmental liabilities for the years ended August 31, 2013 and August 25, 2012 are as follows (in thousands):

Year ended	August 31, 2013	August 25, 2012
Beginning balance	$20,020	$18,368
Costs incurred for which reserves have been provided	(1,862)	(1,277)
Insurance proceeds received	282	209
Interest accretion	542	631
Changes in discount rates	(1,585)	1,346
Revisions in estimates	2,283	743

Ending balance	$19,680	$20,020

Anticipated payments and insurance proceeds of currently identified environmental remediation liabilities as of August 31, 2013 for the next five fiscal years and thereafter, as measured in current dollars, are reflected below (in thousands).

Fiscal year ended August	2014	2015	2016	2017	2018	Thereafter	Total
Estimated costs – current dollars	$5,317	$2,620	$1,887	$865	$797	$12,421	$23,907

Estimated insurance proceeds	(159)	(173)	(159)	(173)	(159)	(1,593)	(2,416)

Net anticipated costs	$5,158	$2,447	$1,728	$692	$638	$10,828	$21,491

Effect of inflation							7,055
Effect of discounting							(8,866)

Balance as of August 31, 2013							$19,680

Estimated insurance proceeds are primarily received from an annuity received as part of our legal settlement with an insurance company. Annual proceeds of approximately $0.3 million are deposited into an escrow account which funds remediation and monitoring costs for three sites related to our former operations in Williamstown, Vermont. Annual proceeds received but not expended in the current year accumulate in this account and may be used in future years for costs related to this site through the year 2027. As of August 31, 2013, the balance in this escrow account, which is held in a trust and is not recorded in our Consolidated Balance Sheet, was approximately $3.3 million. Also included in estimated insurance proceeds are amounts we are entitled to receive pursuant to legal settlements as reimbursements from three insurance companies for estimated costs at the site in Uvalde, Texas.

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

In addition, on December 31, 2012, we received a letter from counsel for New England Compounding Center (“NECC”) demanding, among other things, that we indemnify NECC regarding claims made against NECC, including those related to NECC’s highly-publicized compounding and sale of tainted methylprednisolone acetate.  This demand relates to the limited, once-a-month cleaning services we provided to portions of NECC’s cleanroom facilities.  Based on our preliminary review of this matter, we believe that NECC’s claims are without merit.  We have notified our insurers of claims associated with this matter and preliminary discussions concerning coverage are ongoing.  In June 2013, we received a subpoena from the Plaintiffs’ Steering Committee (PSC) appointed in conjunction with the NECC multi-district litigation proceeding seeking information relating to the NECC matter. During August 2013, we responded to the PSC regarding the subpoena. On September 20, 2013, we entered into a tolling agreement with the PSC which, among other things, tolled defenses based on statutes of limitations with respect to certain claimants. To date, a significant number of lawsuits have been brought against NECC and other defendants from persons who were allegedly harmed as a result of NECC’s compounds. Through the date of this filing, these lawsuits have not named us as a defendant. Based partially on communication with the PSC, we believe that over the course of the next year we may face a number of lawsuits related to this matter. While we are unable to ascertain the ultimate outcome of this matter, based on the information currently available, we believe that a loss with respect to this matter is neither probable nor remote, and we are unable to reasonably assess an estimate or range of estimates of any potential losses. If we are found to be liable with respect to claims brought against us relating to NECC that are not covered by our insurance, we may incur liabilities that are material to our financial condition and operating results.

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

Contractual Obligations and Other Commercial Commitments

The following information is presented as of August 31, 2013 (in thousands).

Payments Due by Fiscal Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Floating Rate Notes (1)	$100,000	$100,000	$—	$—	$—
Other debt	11,408	11,253	—	—	155

Total debt	111,408	111,253	—	—	155
Retirement plan benefit payments	26,064	1,407	2,473	2,715	19,469
Operating leases	26,227	6,613	11,184	5,698	2,732

Total contractual cash obligations	$163,699	$119,273	$13,657	$8,413	$22,356

(1) In September 2013, we repaid all of the outstanding Floating Rate Notes utilizing cash on hand.

We have uncertain tax positions that are reserved totaling $0.9 million as of August 31, 2013 that are excluded from the above table as we cannot make a reasonably reliable estimate of the period of cash settlement with the respective taxing authority.

As discussed above under “Long-Term Debt and Borrowing Capacity”, as of August 31, 2013, we had borrowing capacity of $250.0 million under our Credit Agreement, of which approximately $202.9 million was available for borrowing. Also, as of such date, we had no outstanding borrowings and letters of credit outstanding of $47.1 million. All letters of credit expire in less than one year.

Off Balance Sheet Arrangements

At August 31, 2013 and August 25, 2012, we did not have any off balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Securities and Exchange Commission Regulation S-K.

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

Energy Costs

Significant increases in energy costs, specifically with respect to natural gas and gasoline, can materially affect our results of operations and financial condition. During fiscal 2013, our energy costs, which include fuel, natural gas, and electricity, represented approximately 5.0% of our total revenue.

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

In February 2013, the FASB issued updated accounting guidance that improves the reporting of reclassifications out of accumulated other comprehensive income. The amendments in this updated guidance require an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under US GAAP to be reclassified in its entirety to net income. For other amounts that are not required under US GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under US GAAP that provide additional detail about those amounts. This guidance was effective for annual reporting periods, and any interim periods within those annual periods, that begin after December 15, 2012 and is to be applied prospectively, with early adoption permitted. We do not expect this guidance to have a material impact on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

We have determined that all of our foreign subsidiaries operate primarily in local currencies that represent the functional currencies of such subsidiaries. All assets and liabilities of our foreign subsidiaries are translated into U.S. dollars using the exchange rate prevailing at the balance sheet date. The effect of exchange rate fluctuations on the translation of assets and liabilities are recorded as a component of shareholders’ equity. Revenues and expenses are translated at the average exchange rates in effect during each month of the fiscal year. As such, our financial condition and operating results are affected by fluctuations in the value of the U.S. dollar as compared to currencies in foreign countries. Revenues denominated in currencies other than the U.S. dollar represented approximately 8.8%, 8.9% and 9.3% of total consolidated revenues for the fiscal years ended August 31, 2013, August 25, 2012 and August 27, 2011, respectively. Total assets denominated in currencies other than the U.S. dollar represented approximately 12.0%, 11.1% and 11.0% of total consolidated assets at August 31, 2013, August 25, 2012 and August 27, 2011, respectively. If exchange rates had increased or decreased by 10% from the actual rates in effect during the year ended August 31, 2013, our revenues and assets for the year ended and as of August 31, 2013 would have increased or decreased by approximately $11.9 million and $16.6 million, respectively.

We do not operate a hedging program to mitigate the effect of a significant change in the value of our foreign subsidiaries functional currencies, which include the Canadian Dollar, Euro, British Pound, Mexican Peso and Nicaraguan Cordova, as compared to the U.S. dollar. Any gains or losses resulting from foreign currency transactions, including exchange rate fluctuations on intercompany accounts are reported as transaction (gains) losses in our other (income) expense. The intercompany payables and receivables are denominated in Canadian Dollars, Euros, British Pounds, Mexican Pesos and Nicaraguan Cordova. During the year ended August 31, 2013, transaction losses included in other (income) expense was approximately $0.1 million. If the exchange rates had changed by 10% during the year ended August 31, 2013, we would have recognized exchange gains or losses of approximately $1.0 million.

Interest Rate Sensitivity

We are exposed to market risk from changes in interest rates which may adversely affect our financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, we manage these exposures through our regular operating and financing activities. As of August 31, 2013, we were exposed to interest rate risk primarily through our borrowings under our Credit Agreement with a syndicate of banks and our Floating Rate Notes which were purchased by a group of insurance companies pursuant to the 2006 Note Agreement. We repaid all of the outstanding Floating Rate Notes in September 2013. Under both agreements, we borrow funds at variable interest rates based on the Eurodollar rate or LIBOR rates. If the LIBOR and Eurodollar rates fluctuated by 10% from the actual rates in effect during the year ended August 31, 2013, our interest expense would have fluctuated by approximately $0.1 million from the interest expense recognized for the year ended August 31, 2013.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Statements of Income

UniFirst Corporation and Subsidiaries

Year ended (In thousands, except per share data)	August 31, 2013	August 25, 2012	August 27, 2011
Revenues	$1,355,515	$1,256,289	$1,134,126

Operating expenses:
Cost of revenues (1)	836,174	797,944	712,309
Selling and administrative expenses (1)	263,531	240,798	233,111
Depreciation and amortization	69,607	66,439	64,733
Total operating expenses	1,169,312	1,105,181	1,010,153

Income from operations	186,203	151,108	123,973

Other (income) expense:
Interest expense	1,651	2,132	6,738
Interest income	(3,201)	(2,738)	(2,552)
Foreign exchange loss (gain)	144	980	(785)
Total other (income) expense	(1,406)	374	3,401

Income before income taxes	187,609	150,734	120,572
Provision for income taxes	70,924	55,745	44,086

Net income	$116,685	$94,989	$76,486

Income per share – Basic:
Common Stock	$6.14	$5.02	$4.05
Class B Common Stock	$4.91	$4.01	$3.24

Income per share – Diluted:
Common Stock	$5.81	$4.76	$3.85

Income allocated to – Basic:
Common Stock	$91,916	$74,643	$59,944
Class B Common Stock	$22,913	$18,630	$15,104

Income allocated to – Diluted:
Common Stock	$114,927	$93,358	$75,118

Weighted average number of shares outstanding – Basic:
Common Stock	14,975	14,882	14,791
Class B Common Stock	4,666	4,643	4,658

Weighted average number of shares outstanding – Diluted:
Common Stock	19,789	19,616	19,532

Dividends per share:
Common Stock	$0.15	$0.15	$0.15
Class B Common Stock	$0.12	$0.12	$0.12

(1) Exclusive of depreciation on the Company’s property, plant and equipment and amortization of its intangible assets.

The accompanying notes are an integral part of these

Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income

UniFirst Corporation and Subsidiaries

Year ended (In thousands)	August 31, 2013	August 25, 2012	August 27, 2011
Net Income	$116,685	$94,989	$76,486

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(6,081)	(2,204)	6,562
Pension benefit liabilities, net (1)	255	(362)	420
Change in interest rate swap, net (1)	—	—	992

Other comprehensive (loss) income	(5,826)	(2,566)	7,974

Comprehensive income	110,859	92,423	84,460

(1)	These amounts are shown net of the effect of income taxes.

Consolidated Balance Sheets

UniFirst Corporation and Subsidiaries

(In thousands, except share and par value data)	August 31, 2013	August 25, 2012
Assets
Current Assets:
Cash and cash equivalents	$197,479	$120,123
Receivables, less reserves of $4,894 and $5,152 respectively	142,217	135,327
Inventories	74,351	75,420
Rental merchandise in service	132,630	138,284
Prepaid and deferred income taxes	7,079	12,785
Prepaid expenses	7,618	5,741

Total current assets	561,374	487,680

Property, plant and equipment:
Land, buildings and leasehold improvements	376,222	355,568
Machinery and equipment	474,402	425,274
Motor vehicles	153,219	141,370

Total property, plant and equipment	1,003,843	922,212
Less -- accumulated depreciation	546,157	510,008

Total property, plant and equipment, net	457,686	412,204

Goodwill	302,363	288,137
Customer contracts, net	47,397	48,580
Other intangible assets, net	1,947	1,951
Other assets	2,658	1,982
Total assets	$1,373,425	$1,240,534

Liabilities and shareholders' equity
Current liabilities:
Loans payable and current maturities of long-term debt	$111,253	$6,831
Accounts payable	54,221	52,340
Accrued liabilities	86,994	78,174
Accrued and deferred income taxes	6,421	8,180

Total current liabilities	258,889	145,525

Long-term liabilities:
Long-term debt, net of current maturities	155	100,155
Accrued liabilities	45,037	43,420
Accrued and deferred income taxes	55,946	54,509

Total long-term liabilities	101,138	198,084

Commitments and Contingencies (Note 11)
Shareholders' equity:
Preferred Stock, $1.00 par value; 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $0.10 par value; 30,000,000 shares authorized; 15,129,524 and 15,064,069 issued and outstanding in 2013 and 2012, respectively	1,513	1,506
Class B Common Stock, $0.10 par value; 20,000,000 shares authorized; 4,873,277 and 4,885,277 issued and outstanding in 2013 and 2012, respectively	487	488
Capital surplus	51,445	42,984
Retained earnings	958,508	844,676
Accumulated other comprehensive income	1,445	7,271

Total shareholders' equity	1,013,398	896,925

Total liabilities and shareholders’ equity	$1,373,425	$1,240,534

The accompanying notes are an integral part of these

Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Equity

UniFirst Corporation and Subsidiaries

(In thousands)	Common Shares	Class B Common Shares	Common Stock	Class B Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity

Balance, August 28, 2010	14,913	4,913	$1,491	$491	$25,329	$678,876	$1,863	$708,050
Net income	—	—	—	—	—	76,486	—	76,486
Pension benefit liabilities, net (1)	—	—	—	—	—	—	420	420
Foreign currency translation	—	—	—	—	—	—	6,562	6,562
Change in interest rate swap, net (1)	—	—	—	—	—	—	992	992
Dividends declared	—	—	—	—	—	(2,832)	—	(2,832)
Shares converted	26	(26)	3	(3)	—	—	—	—
Share-based compensation	6	—	1	—	6,731	—	—	6,732
Share-based awards exercised, net (1)(3)	42	—	4	—	1,528	—	—	1,532

Balance, August 27, 2011	14,987	4,887	$1,499	$488	$33,588	$752,530	$9,837	$797,942
Net income	—	—	—	—	—	94,989	—	94,989
Pension benefit liabilities, net (1)	—	—	—	—	—	—	(362)	(362)
Foreign currency translation	—	—	—	—	—	—	(2,204)	(2,204)
Dividends declared	—	—	—	—	—	(2,843)	—	(2,843)
Shares converted	3	(3)	—	—	—	—	—	—
Share-based compensation, net (2)	1	—	—	—	6,578	—	—	6,578
Share-based awards exercised, net (1)(3)	73	—	7	—	2,818	—	—	2,825

Balance, August 25, 2012	15,064	4,884	$1,506	$488	$42,984	$844,676	$7,271	$896,925
Net income	—	—	—	—	—	116,685	—	116,685
Pension benefit liabilities, net (1)	—	—	—	—	—	—	255	255
Foreign currency translation	—	—	—	—	—	—	(6,081)	(6,081)
Dividends declared	—	—	—	—	—	(2,853)	—	(2,853)
Shares converted	12	(12)	1	(1)	—	—	—	—
Share-based compensation, net (2)	(36)	—	(3)	—	2,982	—	—	2,979
Share-based awards exercised, net (1)(3)	90	—	9	—	5,479	—	—	5,488
Balance, August 31, 2013	15,130	4,872	$1,513	$487	$51,445	$958,508	$1,445	$1,013,398

(1)	These amounts are shown net of the effect of income taxes

(2)	These amounts are shown net of any shares withheld by the Company to satisfy certain tax withholdings obligations in connection with the vesting of certain shares of restricted stock.

(3)	These amounts include excess tax benefits that the Company realized as part of the exercise of share-based awards.

The accompanying notes are an integral part of these

Consolidated Financial Statements.

Consolidated Statements of Cash Flows

UniFirst Corporation and Subsidiaries

Year ended (In thousands)	August 31, 2013	August 25, 2012	August 27, 2011
Cash flows from operating activities:
Net income	$116,685	$94,989	$76,486
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	59,810	55,877	54,188
Amortization of intangible assets	9,797	10,562	10,545
Amortization of deferred financing costs	238	238	261
Share-based compensation	6,315	6,714	6,732
Accretion on environmental contingencies	542	631	681
Accretion on asset retirement obligations	676	632	589
Deferred income taxes	20,666	(330)	13,318
Changes in assets and liabilities, net of acquisitions:
Receivables	(6,666)	(7,595)	(20,881)
Inventories	1,146	590	(28,413)
Rental merchandise in service	7,079	(12,017)	(36,369)
Prepaid expenses	(939)	(1,763)	(247)
Accounts payable	2,130	(3,688)	9,796
Accrued liabilities	9,452	3,217	2,654
Prepaid and accrued income taxes	(15,360)	11,360	(3,147)
Net cash provided by operating activities	211,571	159,417	86,193

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(30,714)	—	(32,556)
Capital expenditures	(103,526)	(74,549)	(63,847)
Other	54	(508)	(397)
Net cash used in investing activities	(134,186)	(75,057)	(96,800)

Cash flows from financing activities:
Proceeds from loans payable and long-term debt	4,533	42,711	30,000
Payments on loans payable and long-term debt	(24)	(55,851)	(91,464)
Payments of deferred financing costs	—	—	(975)
Proceeds from exercise of Common Stock options, including excess tax benefits	5,488	2,410	1,360
Taxes withheld and paid related to net share settlement of equity awards	(3,332)	—	—
Payment of cash dividends	(2,851)	(2,840)	(2,830)
Net cash provided by (used in) financing activities	3,814	(13,570)	(63,909)

Effect of exchange rate changes	(3,843)	521	2,070

Net increase (decrease) in cash and cash equivalents	77,356	71,311	(72,446)
Cash and cash equivalents at beginning of period	120,123	48,812	121,258

Cash and cash equivalents at end of period	$197,479	$120,123	$48,812

Supplemental disclosure of cash flow information:
Interest paid	$1,524	$1,890	$7,866
Income taxes paid, net of refunds received	$63,069	$44,732	$33,819

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

The Company serves businesses of all sizes in numerous industry categories. Typical customers include automobile service centers and dealers, delivery services, food and general merchandise retailers, food processors and service operations, light manufacturers, maintenance facilities, restaurants, service companies, soft and durable goods wholesalers, transportation companies, and others who require employee clothing for image, identification, protection or utility purposes. The Company also provides its customers with restroom and cleaning supplies, including air fresheners, paper products and hand soaps.

At certain specialized facilities, the Company decontaminates and cleans work clothes and other items that may have been exposed to radioactive materials and services special cleanroom protective wear. Typical customers for these specialized services include government agencies, research and development laboratories, high technology companies and utilities operating nuclear reactors.

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

Fiscal Year

The Company’s fiscal year ends on the last Saturday in August. For financial reporting purposes, fiscal 2013 consisted of 53 weeks, and fiscal 2012 and fiscal 2011 both consisted of 52 weeks. The additional week was included in the fourth quarter of fiscal 2013.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and bank short-term investments with maturities of less than ninety days.

Financial Instruments

The Company’s financial instruments, which may expose the Company to concentrations of credit risk, include cash and cash equivalents, receivables, accounts payable, loans payable and long-term debt. Each of these financial instruments is recorded at cost, which approximates its fair value given the short maturity of each financial instrument.

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

Inventories and Rental Merchandise in Service

Inventories are stated at the lower of cost or market value, net of any reserve for excess and obsolete inventory. Judgments and estimates are used in determining the likelihood that new goods on hand can be sold to customers or used in rental operations. Historical inventory usage and current revenue trends are considered in estimating both excess and obsolete inventories. If actual product demand and market conditions are less favorable than those projected by management, additional inventory write-downs may be required. The Company uses the first-in, first-out (“FIFO”) method to value its inventories. As of August 31, 2013, our inventories consisted of $16.7 million of raw materials, $2.4 million of work in process and $55.3 million of finished goods. As of August 25, 2012, our inventories consisted of $18.2 million of raw materials, $1.0 million of work in process and $56.2 million of finished goods.

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

Property, plant and equipment

Property, plant and equipment are recorded at cost. Expenditures for maintenance and repairs are expensed as incurred, while expenditures for renewals and betterments are capitalized. The Company provides for depreciation on the straight-line method based on the following estimated useful lives:

Buildings (in years)	30	-	40
Building components (in years)	10	-	20
Leasehold improvements	Shorter of useful life or term of lease
Machinery and equipment (in years)	3	-	10
Motor vehicles (in years)	3	-	5

Long-lived assets, including property, plant and equipment, are evaluated for impairment whenever events or circumstances indicate an asset may be impaired. There have been no material impairments of long-lived assets in fiscal 2013, 2012 or 2011.

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

The Company cannot predict future economic conditions and their impact on the Company or the future market value of the Company's stock. A decline in the Company’s market capitalization and/or deterioration in general economic conditions could negatively and materially impact the Company's assumptions and assessment of the fair value of the Company's business. If general economic conditions or the Company's financial performance deteriorate, the Company may be required to record a goodwill impairment charge in the future which could have a material impact on the Company’s financial condition and results of operations.

Definite-lived intangible assets are amortized over their useful lives, which are based on management’s estimates of the period that the assets will generate economic benefits. Definite-lived intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable in accordance with US GAAP. There were no impairments of goodwill or indicators of impairment for definite-lived intangible assets in fiscal 2013, 2012, or 2011.

As of August 31, 2013, definite-lived intangible assets have a weighted average useful life of approximately 14.6 years. Customer contracts have a weighted average useful life of approximately 14.9 years and other intangible assets, net, which consist of primarily, restrictive covenants, deferred financing costs and trademarks, have a weighted average useful life of approximately 5.1 years.

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

The estimated liability for environmental contingencies has been discounted as of August 31, 2013 using risk-free interest rates ranging from 2.8% to 3.7% over periods ranging from ten to thirty years. The estimated current costs, net of legal settlements with insurance carriers, have been adjusted for the estimated impact of inflation at 3% per year. Changes in enacted laws, regulatory orders or decrees, management’s estimates of costs, risk-free interest rates, insurance proceeds, participation by other parties, the timing of payments and the input of outside consultants and attorneys based on changing legal or factual circumstances could have a material impact on the amounts recorded for environmental and other contingent liabilities. Refer to Note 11, “Commitments and Contingencies”, of these Consolidated Financial Statements for additional discussion and analysis.

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

The Company has recognized as a liability the present value of the estimated future costs to decommission its nuclear laundry facilities. The Company depreciates, on a straight-line basis, the amount added to Property, plant and equipment and recognizes accretion expense in connection with the discounted liability over the various remaining lives which range from approximately eight to thirty-one years.

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

The calculation of pension expense and the corresponding liability requires the use of a number of critical assumptions, including the expected long-term rates of return on plan assets, the assumed discount rates, assumed rate of compensation increases and life expectancy of participants. Changes in these assumptions can result in different expense and liability amounts, and future actual experience can differ from these assumptions. Pension expense increases as the expected rate of return on pension plan assets decreases. Future changes in plan asset returns, assumed discount rates and various other factors related to the participants in the Company’s pension plans will impact the Company’s future pension expense and liabilities. The Company cannot predict with certainty what these factors will be in the future.

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

The Company has undistributed earnings from its foreign subsidiaries of approximately $101 million, $90 million and $78 million as of August 31, 2013, August 25, 2012 and August 27, 2011, respectively. The Company considers these undistributed earnings as indefinitely reinvested and therefore has not provided for U.S. income taxes or foreign withholding taxes. If these earnings were ultimately distributed to the U.S. in the form of dividends or otherwise, or if the shares of its international subsidiaries were sold or transferred, the Company would likely be subject to additional U.S. income taxes, net of the impact of any available foreign tax credits as well as foreign withholding taxes. It is not practicable to estimate the amount of unrecognized deferred U.S. taxes on these undistributed earnings.

Advertising Costs

Advertising costs are expensed as incurred and are classified as selling and administrative expenses. The Company incurred advertising costs of $1.2 million, $1.5 million and $1.7 million for the fiscal years ended August 31, 2013, August 25, 2012 and August 27, 2011, respectively.

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

All Share-Based Awards issued to management were recommended to the Board of Directors by the Compensation Committee and approved by the Board of Directors. All Share-Based Awards issued to the Company’s non-employee members of the Board of Directors under the 2010 Plan were recommended to the Board of Directors by the Compensation Committee and approved by the Board of Directors. Share-Based Awards granted to non-employee directors are granted on the third business day following the annual shareholders' meeting.

All Share-Based Awards issued to employees were granted with an exercise price equal to the fair market value of the Company’s Common Stock on the date of grant and are subject to a five-year cliff-vesting schedule under which the awards become fully vested or exercisable after five years from the date of grant and expire ten years after the grant date. Share-Based Awards granted to the Company’s non-employee members of the Board of Directors (the “Directors”) are fully vested as of the date of grant. Prior to fiscal 2009, non-employee Director Share-Based Award grants expired ten years from the grant date. Beginning in fiscal 2009, non-employee director Share-Based Award grants expire eight years after the grant date.

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

Compensation expense for all Share-Based Awards is recognized ratably over the related vesting period. Certain Share-Based Awards were granted during fiscal 2013, 2012 and 2011 to non-employee Directors of the Company, which were fully vested upon grant and expire eight years after the grant date. Accordingly, compensation expense related to these Share-Based Awards in fiscal 2013, 2012 and 2011 were recognized on the date of grant.

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

The fair value of each Share-Based Award is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used:

Fiscal year ended August	2013	2012	2011
Risk-free interest rate	1.24%	1.54%	1.98%
Expected dividend yield	0.41%	0.56%	0.60%
Expected life in years	7.42	7.39	7.32
Expected volatility	33.4%	33.8%	34.8%

The weighted average fair values of Share-Based Awards granted during fiscal years 2013, 2012 and 2011 were $25.09, $18.28 and $17.59, respectively.

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

The following table sets forth the computation of basic earnings per share using the two-class method for amounts attributable to the Company’s shares of Common Stock and Class B Common Stock (in thousands, except per share data):

Year ended	August 31, 2013	August 25, 2012	August 27, 2011

Net income available to shareholders	$116,685	$94,989	$76,486

Allocation of net income for Basic:
Common Stock	$91,916	$74,643	$59,944
Class B Common Stock	22,913	18,630	15,104
Unvested participating shares	1,856	1,716	1,438
	$116,685	$94,989	$76,486

Weighted average number of shares for Basic:
Common Stock	14,975	14,882	14,791
Class B Common Stock	4,666	4,643	4,658
Unvested participating shares	345	391	405
	19,986	19,916	19,854

Earnings per share for Basic:
Common Stock	$6.14	$5.02	$4.05
Class B Common Stock	$4.91	$4.01	$3.24

The Company calculates diluted EPS for Common Stock using the more dilutive of the following two methods:

•	The treasury stock method; or

•	The two-class method assuming a participating security is not exercised or converted.

For the years ended August 31, 2013, August 25, 2012 and August 27, 2011, the Company’s diluted EPS assumes the conversion of all vested Class B Common Stock into Common Stock and uses the two-class method for its unvested participating shares as follows (in thousands, except per share data):

	Year Ended August 31, 2013			Year Ended August 25, 2012			Year Ended August 27, 2011
	Earnings to Common shareholders	Common Shares	EPS	Earnings to Common shareholders	Common Shares	EPS	Earnings to Common shareholders	Common Shares	EPS

As reported - Basic	$91,916	14,975	$6.14	$74,643	14,882	$5.02	$59,944	14,791	$4.05

Add: effect of dilutive potential common shares
Share-Based Awards	—	148		—	91		—	83
Class B Common Stock	22,913	4,666		18,630	4,643		15,104	4,658

Add: Undistributed earnings allocated to unvested participating shares	1,810	—		1,664	—		1,385	—

Less: Undistributed earnings reallocated to unvested participating shares	(1,712)	—		(1,579)	—		(1,315)	—

Diluted EPS – Common Stock	$114,927	19,789	$5.81	$93,358	19,616	$4.76	$75,118	19,532	$3.85

Share-Based Awards that would result in the issuance of 152 shares of Common Stock were excluded from the calculation of diluted earnings per share for the year ended August 31, 2013 because they were anti-dilutive. There were no shares of common stock that were excluded from the calculation of diluted earnings per share for the year ended August 25, 2012. Share-Based Awards that would result in the issuance of 116,487 shares of Common Stock were excluded from the calculation of diluted earnings per share for the year ended August 27, 2011 because they were anti-dilutive.

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

In February 2013, the FASB issued updated accounting guidance that improves the reporting of reclassifications out of accumulated other comprehensive income. The amendments in this updated guidance require an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under US GAAP to be reclassified in its entirety to net income. For other amounts that are not required under US GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under US GAAP that provide additional detail about those amounts. This guidance was effective for annual reporting periods, and any interim periods within those annual periods, that begin after December 15, 2012 and is to be applied prospectively, with early adoption permitted. The Company does not expect this guidance to have a material impact on its financial statements.

2. Acquisitions

During the fiscal year ended August 31, 2013, the Company completed seven acquisitions with an aggregate purchase price of approximately $30.7 million. The results of operations of these acquisitions have been included in the Company’s consolidated financial results since their respective acquisition dates. None of these acquisitions were significant in relation to the Company’s consolidated financial results and, therefore, pro forma financial information has not been presented.

Aggregate information relating to the acquisition of businesses which were accounted for as purchases is as follows (in thousands, except number of businesses acquired):

Year ended	August 31, 2013	August 25, 2012	August 27, 2011
Number of businesses acquired	7	—	9
Tangible assets acquired	$7,494	$—	$6,189
Intangible assets and goodwill acquired	23,326	—	26,367
Liabilities assumed	(106)	—	—

Acquisition of businesses	$30,714	$—	$32,556

Tangible assets acquired primarily relate to accounts receivable, inventory, prepaid expenses and property, plant and equipment. Liabilities assumed primarily relate to accounts payable and accrued liabilities.

The amount assigned to intangible assets acquired was based on their respective fair values determined as of the acquisition date. The excess of the purchase price over the tangible and intangible assets was recorded as goodwill. In fiscal 2013 and 2011, all of the goodwill was allocated to the US and Canadian Rental and Cleaning segment and was deductible for tax purposes. Goodwill is not being amortized and is tested for impairment as required, at least annually.

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

All financial assets or liabilities that are measured at fair value on a recurring basis (at least annually) have been segregated into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date.  The assets or liabilities measured at fair value on a recurring basis are summarized in the tables below (in thousands):

	As of August 31, 2013
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents	$33,325	$—	$—	$33,325
Total	$33,325	$—	$—	$33,325

	As of August 25, 2012
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents	$34,978	$—	$—	$34,978
Total	$34,978	$—	$—	$34,978

The Company’s cash equivalents listed above represent money market securities and are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The Company does not adjust the quoted market price for such financial instruments.

4. Income Taxes

The provision for income taxes consists of the following (in thousands):

Year ended	August 31, 2013	August 25, 2012	August 27, 2011
Current:
Federal	$39,455	$43,470	$22,372
Foreign	3,999	3,604	3,664
State	6,722	8,066	5,089
Total current	$50,176	$55,140	$31,125

Deferred:
Federal	$17,514	$540	$11,424
Foreign	151	90	(94)
State	3,083	(25)	1,631
Total deferred	$20,748	$605	$12,961

Total	$70,924	$55,745	$44,086

The following table reconciles the provision for income taxes using the statutory federal income tax rate to the actual provision for income taxes (in thousands):

	August 31, 2013	August 25, 2012	August 27, 2011
Income taxes at the statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes	3.5	3.5	3.7
Adjustments to tax reserves	-0.1	-0.6	-1.1
Foreign tax rate differential	-0.8	-1.0	-1.0
Permanent and other	0.2	0.1	0.0
Total	37.8%	37.0%	36.6%

The tax effect of items giving rise to the Company’s deferred tax assets and liabilities is as follows (in thousands):

	August 31, 2013	August 25, 2012
Deferred Tax Assets
Payroll and benefit related	$16,524	$15,577
Insurance related	13,073	12,928
Environmental	7,133	7,886
Other	11,421	12,588
	$48,151	$48,979

Deferred Tax Liabilities
Tax in excess of book depreciation	$42,512	$42,282
Purchased intangible assets	28,632	26,666
Rental merchandise in service	38,722	20,992
	109,866	89,940

Net deferred tax liability	$61,715	$40,961

The Company has evaluated its deferred tax assets and believes that they will be fully recovered. As a result, the Company has not established a valuation allowance. The Company’s deferred liability related to rental merchandise in service increased from $21.0 million as of August 25, 2012 to $38.7 million as of August 31, 2013 as a result of a change in tax regulations impacting the timing of certain allowable deductions.

As of August 31, 2013 and August 25, 2012, there was $0.7 million and $0.8 million, respectively, in total unrecognized tax benefits, which if recognized, would favorably impact the Company’s effective tax rate. The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense which is consistent with the recognition of these items in prior reporting periods. As of August 31, 2013 and August 25, 2012, the Company had accrued a total of $0.1 million in interest and penalties, in its long-term accrued liabilities. For the year ended August 31, 2013 the Company recognized a nominal benefit in its Consolidated Statement of Income related to interest and penalties. For the year ended August 25, 2012, the Company recognized a benefit in its Consolidated Statement of Income related to interest and penalties totaling $0.5 million.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at August 27, 2011	$2,320
Additions based on tax positions related to the current year	137
Statute expirations	(1,406)

Balance at August 25, 2012	$1,051
Additions based on tax positions related to the current year	350
Statute expirations	(475)

Balance at August 31, 2013	$926

The Company has a significant portion of its operations in the United States and Canada.  It is required to file federal income tax returns as well as state income tax returns in a majority of the U.S. states and also in the Canadian provinces of Alberta, British Columbia, Ontario, Saskatchewan and Quebec.  At times, the Company is subject to audits in these jurisdictions, which typically are complex and can require several years to resolve. The final resolution of any such tax audits could result in either a reduction in the Company’s accruals or an increase in its income tax provision, both of which could have a material impact on the consolidated results of operations in any given period.

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

5. Loans Payable and Long-term Debt

Loans payable and long-term debt outstanding on the accompanying Consolidated Balance Sheets are as follows (in thousands):

	August 31, 2013	August 25, 2012
Series D, floating rate notes due September 2013 bearing interest at LIBOR plus 50 basis points, which was 0.77% and 0.97% as of August 31, 2013 and August 25, 2012, respectively.	$100,000	$100,000
Other	11,408	6,986

Long-term debt	111,408	106,986
Less – loans payable and current maturities of long-term debt	111,253	6,831

	$155	$100,155

Aggregate maturities of loan payable and long-term debt for the five fiscal years subsequent to August 31, 2013 and thereafter are as follows (in thousands):

2014	$111,253
2015	—
2016	—
2017	—
2018	—
Thereafter	155
Total	$111,408

On May 5, 2011, the Company entered into a $250.0 million unsecured revolving credit agreement (the “Credit Agreement”) with a syndicate of banks, which matures on May 4, 2016. Under the Credit Agreement, the Company is able to borrow funds at variable interest rates based on, at the Company’s election, the Eurodollar rate or a base rate, plus in each case a spread based on the Company’s consolidated funded debt ratio. Availability of credit requires compliance with certain financial and other covenants, including a maximum consolidated funded debt ratio and minimum consolidated interest coverage ratio as defined in the Credit Agreement. The Company tests its compliance with these financial covenants on a fiscal quarterly basis. At August 31, 2013, the interest rates applicable to the Company’s borrowings under the Credit Agreement would be calculated as LIBOR plus 100 basis points at the time of the respective borrowing. As of August 31, 2013, the Company had no outstanding borrowings, letters of credit outstanding amounting to $47.1 million and $202.9 million available for borrowing under the Credit Agreement.

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

On September 14, 2006, the Company issued $100.0 million of floating rates notes (“Floating Rate Notes”) pursuant to a Note Purchase Agreement (“2006 Note Agreement”), which bore interest at LIBOR plus 50 basis points. On September 14, 2013, the Floating Rate Notes matured and were repaid with $100.0 million from the Company’s cash reserves.

As of August 31, 2013, the Company was in compliance with all covenants under the Credit Agreement and the 2006 Note Agreement.

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

As of August 31, 2013 and August 25, 2012, there were no fair value amounts recorded by the Company related to this agreement as it matured on March 14, 2011. As of August 31, 2013, the Company had no outstanding derivative instruments.

7. Employee Benefit Plans

Defined Contribution Retirement Savings Plan

The Company has a defined contribution retirement savings plan with a 401(k) feature for all eligible employees not under collective bargaining agreements. The Company matches a portion of the employee’s contribution and can make an additional contribution at its discretion. Contributions charged to expense under the plan for the years ended August 31, 2013, August 25, 2012 and August 27, 2011 were $17.0 million, $11.5 million and $10.6 million, respectively.

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

The Company maintains an unfunded Supplemental Executive Retirement Plan (“SERP”) for certain eligible employees of the Company. The benefits are based on the employee’s compensation upon retirement. The amount charged to expense related to this plan amounted to approximately $1.9 million, $1.8 million and $1.7 million for the fiscal years ended 2013, 2012 and 2011, respectively.

The Company maintains a defined benefit pension plan (“UniFirst Plan”) covering union employees at one of its locations. The benefits are based on years of service. The plan assets primarily consist of fixed income and equity securities. The amount charged to expense related to this plan amounted to approximately $0.4 million, $0.3 million and $0.3 million for fiscal years ended 2013, 2012 and 2011, respectively.

In connection with one of the Company’s acquisitions, the Company assumed liabilities related to a frozen pension plan covering many of the acquired Company’s former employees (“Textilease Plan”). The pension benefits are based on years of service and the employee’s compensation. The plan assets primarily consist of fixed income and equity securities. The amounts charged to expense related to this plan amounted to approximately $0.1 million for each of the fiscal years ended 2013, 2012 and 2011.

The Company refers to its UniFirst Plan and Textilease Plan collectively as its “Pension Plans”.

The components of net periodic benefit cost related to the Company’s Pension Plans and SERP for the years ended August 31, 2013, August 25, 2012 and August 27, 2011 were as follows (in thousands):

	Pension Plans			SERP
	2013	2012	2011	2013	2012	2011
Service cost	$178	$152	$149	$547	$512	$486
Interest cost	268	322	328	912	858	764
Expected return on assets	(198)	(199)	(202)	—	—	—
Amortization of prior service cost	62	62	62	368	368	368
Amortization of unrecognized loss	138	65	78	104	107	131
Other events	44	43	65	—	—	—
Net periodic benefit cost	$492	$445	$480	$1,931	$1,845	$1,749

The calculation of pension expense and the corresponding liability requires the use of a number of critical assumptions, including the expected long-term rates of return on plan assets, the assumed discount rate, the assumed rate of compensation increases and life expectancy of participants. Changes in these assumptions can result in different expense and liability amounts, and future actual experience can differ from these assumptions. Pension expense increases as the expected rate of return on pension plan assets decreases. Future changes in plan asset returns, assumed discount rates and various other factors related to the participants in the Company’s pension plans will impact its future pension expense and liabilities. The Company cannot predict with certainty what these factors will be in the future.

The Company’s obligations and funded status related to its Pension Plans and SERP as of August 31, 2013 and August 25, 2012 were as follows (in thousands):

	Pension Plans		SERP
	2013	2012	2013	2012
Change in benefit obligation:
Projected benefit obligation, beginning of year	$8,301	$7,372	$16,399	$14,944
Service cost	178	152	547	512
Interest cost	268	322	912	858
Actuarial (gain) loss	(379)	937	827	622
Benefits paid	(259)	(299)	(575)	(537)
Settlements	(155)	(183)	—	—
Projected benefit obligation, end of year	$7,954	$8,301	$18,110	$16,399

Change in plan assets:
Fair value of plan assets, beginning of year	$5,114	$5,145	$—	$—
Actual return on plan assets	33	202	—	—
Employer contributions	206	249	—	—
Benefits paid	(259)	(299)	—	—
Settlements	(155)	(183)	—	—
Fair value of plan assets, end of year	$4,939	$5,114	$—	$—

Funded status (net amount recognized):	$(3,015)	$(3,187)	$(18,110)	$(16,399)

As of August 31, 2013 and August 25, 2012, the accumulated benefit obligations for the Company’s Pension Plans were $8.0 million and $8.3 million, respectively. As of August 31, 2013 and August 25, 2012, the accumulated benefit obligations for the Company’s SERP were $14.4 million and $12.9 million, respectively.

The amounts recorded on the Consolidated Balance Sheet for the Company’s Pension Plans and SERP as of August 31, 2013 and August 25, 2012 were as follows (in thousands):

	Pension Plans		SERP
	2013	2012	2013	2012
Deferred tax assets	$913	$1,089	$1,665	$1,648
Accrued liabilities	$3,015	$3,187	$18,110	$16,399
Accumulated other comprehensive loss	$(1,458)	$(1,740)	$(2,660)	$(2,633)

As of August 31, 2013 and August 25, 2012, the amounts recognized in accumulated other comprehensive income for the Company’s Pension Plans and SERP (in thousands):

	Pension Plans		SERP
	2013	2012	2013	2012
Net actuarial loss	$(1,201)	$(1,445)	$(1,947)	$(1,694)
Unrecognized prior service cost	(257)	(295)	(713)	(939)
	$(1,458)	$(1,740)	$(2,660)	$(2,633)

The weighted average assumptions used in calculating the Company’s projected benefit obligation as of August 31, 2013 and August 25, 2012, were as follows:

	Pension Plans		SERP
	2013	2012	2013	2012
Discount rate	4.3%	3.3%	4.6%	3.6%
Rate of compensation increase	N/A	N/A	5.0%	5.0%

The weighted average assumptions used in calculating the Company’s net periodic service cost for the years ended August 31, 2013, August 25, 2012 and August 27, 2011, were as follows:

	Pension Plans			SERP
	2013	2012	2011	2013	2012	2011
Discount rate	3.3%	4.6%	4.7%	3.6%	4.9%	4.8%
Expected return on plan assets	3.9%	4.0%	4.0%	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	5.0%	5.0%	5.0%

The following benefit payments, which reflect expected future service, that are expected to be paid for the five fiscal years subsequent to August 31, 2013 and thereafter are as follows (in thousands):

	Pension Plans	SERP
2014	$752	$655
2015	504	734
2016	337	898
2017	469	906
2018	412	929
Thereafter	5,480	13,988
	$7,954	$18,110

8. Goodwill and Other Intangible Assets

As discussed in Note 2, Acquisitions, when the Company acquires a business the amount assigned to the tangible assets and liabilities and intangible assets acquired is based on their respective fair values determined as of the acquisition date. The excess of the purchase price over the tangible assets and liabilities and intangible assets is recorded as goodwill. The following details the changes in the Company’s intangible assets and goodwill related to the Company’s acquisitions as well as its asset purchases for the years ended August 31, 2013 and August 25, 2012 as well as the respective periods over which the assets will be amortized (in thousands, except weighted average life in years). These amounts include additional payments associated with prior year acquisitions as well as changes to acquisition purchase allocations that had not been finalized as of the end of the prior fiscal year:

Year ended	August 31, 2013	Weighted Average Life in Years	August 25, 2012	Weighted Average Life in Years
Goodwill	$14,448	N/A	$29	N/A
Customer contracts	8,146	15.0	402	11.6
Other intangible assets	732	5.0	25	13.8

Total intangible assets and goodwill acquired	$23,326		$456

The Company does not amortize goodwill, but it is reviewed annually or more frequently if certain indicators arise, for impairment. There were no impairment losses related to goodwill or intangible assets during the years ended August 31, 2013, August 25, 2012 or August 27, 2011.

The changes in the carrying amount of goodwill are as follows (in thousands):

Balance as of August 27, 2011	$288,249
Goodwill recorded during the period	29
Other	(141)

Balance as of August 25, 2012	$288,137
Goodwill recorded during the period	14,448
Other	(222)

Balance as of August 31, 2013	$302,363

As of August 31, 2013, the Company has allocated $297.7 million, $4.1 million and $0.6 million of goodwill to its US and Canadian Rental and Cleaning, Specialty Garments and First Aid segments, respectively.

Intangible assets, net in the Company’s accompanying Consolidated Balance Sheets are as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
August 31, 2013
Customer contracts	$152,672	$105,275	$47,397
Other intangible assets	28,517	26,570	1,947
	$181,189	$131,845	$49,344
August 25, 2012
Customer contracts	$144,842	$96,262	$48,580
Other intangible assets	27,910	25,959	1,951
	$172,752	$122,221	$50,531

Estimated amortization expense for the five fiscal years subsequent to August 31, 2013 and thereafter, based on intangible assets, net as of August 31, 2013 is as follows (in thousands):

2014	$8,733
2015	8,040
2016	7,423
2017	6,764
2018	6,262
Thereafter	12,122
$49,344

9. Accrued Liabilities

Accrued liabilities in the accompanying Consolidated Balance Sheet consists of the following (in thousands):

	August 31, 2013	August 25, 2012
Current liabilities:
Payroll and benefit related	$39,119	$31,825
Insurance related	36,095	35,374
Environmental related	5,158	5,100
Other	6,622	5,875
	$86,994	$78,174
Long-term liabilities:
Benefit related	$19,719	$18,380
Environmental related	14,522	14,920
Asset retirement obligations	10,796	10,120
	$45,037	$43,420

Total accrued liabilities	$132,031	$121,594

10. Asset Retirement Obligations

Asset retirement obligations generally applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset. Accordingly, the Company recognizes asset retirement obligations in the period in which they are incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Company depreciates, on a straight-line basis, the amount added to property, plant and equipment and recognizes accretion expense in connection with the discounted liability over the various remaining lives which range from approximately eight to thirty-one years.

The Company recognized as a liability the present value of the estimated future costs to decommission its nuclear laundry facilities. The estimated liability is based on historical experience in decommissioning nuclear laundry facilities, estimated useful lives of the underlying assets, external vendor estimates as to the cost to decommission these assets in the future, and federal and state regulatory requirements. The estimated current costs have been adjusted for the estimated impact of inflation at 3% per year. The liability has been discounted using credit-adjusted risk-free rates that range from approximately 7.0% to 7.5% over eight to thirty-one years. Revisions to the liability could occur due to changes in the Company’s estimated useful lives of the underlying assets, estimated dates of decommissioning, changes in decommissioning costs, changes in federal or state regulatory guidance on the decommissioning of such facilities, or other changes in estimates. Changes due to revised estimates will be recognized by adjusting the carrying amount of the liability and the related long-lived asset if the assets are still in service, or charged to expense in the period if the assets are no longer in service.

A reconciliation of the Company’s asset retirement liabilities is as follows (in thousands):

	August 31, 2013	August 25, 2012
Beginning balance	$10,120	$9,488
Accretion expense	676	632
Ending balance	$10,796	$10,120

Asset retirement obligations are included in long-term accrued liabilities in the accompanying Consolidated Balance Sheets.

11. Commitments and Contingencies

Lease Commitments

The Company leases certain buildings and equipment from independent parties. Total rent expense on all leases was $8.7 million, $7.7 million and $7.0 million for the fiscal years ended 2013, 2012 and 2011, respectively. Annual minimum lease commitments for the five years subsequent to August 31, 2013 and thereafter are as follows (in thousands):

2014	$6,613
2015	6,063
2016	5,121
2017	3,684
2018	2,014
Thereafter	2,732
$26,227

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

The Company has accrued certain costs related to the sites described above as it has been determined that the costs are probable and can be reasonably estimated. The Company continues to implement mitigation measures and to monitor environmental conditions at the Somerville, Massachusetts site. The Company also has potential exposure related to an additional parcel of land (the "Central Area") related to the Woburn, Massachusetts site discussed above. Currently, the consent decree for the Woburn site does not define or require any remediation work in the Central Area. The United States Environmental Protection Agency (the "EPA") has provided the Company and other signatories to the consent decree with comments on the design and implementation of groundwater and soil remedies at the Woburn site and investigation of environmental conditions in the Central Area. The Company, and other signatories, have implemented and proposed to do additional work at the Woburn site but many of the EPA’s comments remain to be resolved. The Company has accrued costs to perform certain work responsive to EPA's comments. In addition, the Company has received notices of violations from Region 1 of the EPA under the Clean Air Act regarding our failure to obtain certain permits allegedly necessary with respect to the laundering of soiled towels at seven New England facilities, and it is addressing these matters.  The Company believes that it is probable that Region 1 of the EPA may seek to impose penalties against it in connection with these seven New England facilities, but it is unable to reasonably estimate the amount of the penalties that may be sought. In the event that the EPA expands this enforcement initiative beyond Region 1, this could materially adversely affect our results of operations and financial condition.

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

There is usually a range of reasonable estimates of the costs associated with each site. The Company’s accruals reflect the amount within the range that constitutes its best estimate. Where it believes that both the amount of a particular liability and the timing of the payments are reliably determinable, the Company adjusts the cost in current dollars using a rate of 3% for inflation until the time of expected payment and discounts the cost to present value using current risk-free interest rates. As of August 31, 2013, the risk-free interest rates utilized by the Company ranged from 2.8% to 3.7%.

For environmental liabilities that have been discounted, the Company includes interest accretion, based on the effective interest method, in selling and administrative expenses on the Consolidated Statements of Income. The changes to the Company’s environmental liabilities for the years ended August 31, 2013 and August 25, 2012 are as follows (in thousands):

Year ended	August 31, 2013	August 25, 2012
Beginning balance	$20,020	$18,368
Costs incurred for which reserves have been provided	(1,862)	(1,277)
Insurance proceeds received	282	209
Interest accretion	542	631
Changes in discount rates	(1,585)	1,346
Revisions in estimates	2,283	743

Ending balance	$19,680	$20,020

Anticipated payments and insurance proceeds of currently identified environmental remediation liabilities as of August 31, 2013, for the next five fiscal years and thereafter, as measured in current dollars, are reflected below.

(In thousands)	2014	2015	2016	2017	2018	Thereafter	Total
Estimated costs – current dollars	$5,317	$2,620	$1,887	$865	$797	$12,421	$23,907

Estimated insurance proceeds	(159)	(173)	(159)	(173)	(159)	(1,593)	(2,416)

Net anticipated costs	$5,158	$2,447	$1,728	$692	$638	$10,828	$21,491

Effect of inflation							7,055
Effect of discounting							(8,866)

Balance as of August 31, 2013							$19,680

Estimated insurance proceeds are primarily received from an annuity received as part of a legal settlement with an insurance company. Annual proceeds of approximately $0.3 million are deposited into an escrow account which funds remediation and monitoring costs for three sites related to former operations in Williamstown, Vermont. Annual proceeds received but not expended in the current year accumulate in this account and may be used in future years for costs related to this site through the year 2027. As of August 31, 2013, the balance in this escrow account, which is held in a trust and is not recorded in the Company’s Consolidated Balance Sheet, was approximately $3.3 million. Also included in estimated insurance proceeds are amounts the Company is entitled to receive pursuant to legal settlements as reimbursements from three insurance companies for estimated costs at the site in Uvalde, Texas.

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

In addition, on December 31, 2012, the Company received a letter from counsel for New England Compounding Center (“NECC”) demanding, among other things, that the Company indemnify NECC regarding claims made against NECC, including those related to NECC’s highly-publicized compounding and sale of tainted methylprednisolone acetate.  This demand relates to the limited, once-a-month cleaning services the Company provided to portions of NECC’s cleanroom facilities.  Based on its preliminary review of this matter, the Company believes that NECC’s claims are without merit.  The Company has notified its insurers of claims associated with this matter and preliminary discussions concerning coverage are ongoing.  In June 2013, the Company received a subpoena from the Plaintiffs’ Steering Committee (PSC) appointed in conjunction with the NECC multi-district litigation proceeding seeking information relating to the NECC matter. During August 2013, the Company responded to the PSC regarding the subpoena. On September 20, 2013, the Company entered into a tolling agreement with the PSC which, among other things, tolled defenses based on statutes of limitations with respect to certain claimants. To date, a significant number of lawsuits have been brought against NECC and other defendants from persons who were allegedly harmed as a result of NECC’s compounds. Through the date of this filing, these lawsuits have not named the Company as a defendant. Based partially on communication with the PSC, the Company believes that over the course of the next year it may face a number of lawsuits related to this matter. While the Company is unable to ascertain the ultimate outcome of this matter, based on the information currently available, the Company believes that a loss with respect to this matter is neither probable nor remote, and the Company is unable to reasonably assess an estimate or range of estimates of any potential losses. If the Company is found to be liable with respect to claims brought against it relating to NECC that are not covered by its insurance, it may incur liabilities that are material to its financial condition and operating results.

Other Contingent Liabilities

As security for certain agreements with the NRC and various state agencies related to the nuclear operations (see above) and certain insurance programs, the Company had standby irrevocable bank commercial letters of credit of $47.1 million and $43.7 million outstanding as of August 31, 2013 and August 25, 2012, respectively.

12. Share-based Compensation

In fiscal 2013 and 2012, a total of 1,590 and 3,153 shares of unrestricted stock, respectively, were granted to some of the Company’s non-employee directors. In fiscal 2011, a total of 6,000 shares of restricted stock were granted to the Company’s non-employee Directors subject to vesting in full one year from the date of grant. Accordingly, compensation expense related to the 2013 and 2012 unrestricted stock was recognized on the date of grant while the compensation expense related to the 2011 restricted stock was recognized ratably over the vesting period.

In fiscal 2013 and 2012, the Company granted a total of 6,570 and 8,620 stock appreciation rights, respectively, under the 2010 Plan to the Company’s non-employee directors. Such stock appreciation rights were fully vested upon grant, expire on the earlier of the eighth anniversary of the grant date or the second anniversary of the date that the director ceases to be a member of the Board of Directors and must be settled in stock at the time of exercise. Accordingly, compensation expense related to the stock appreciation rights were recognized on the date of grant.

On April 5, 2010, the Company entered into a Restricted Stock Award Agreement (the “Performance Criteria Restricted Stock Award Agreement”) with its Chief Executive Officer (“CEO”) pursuant to which the Company granted 350,000 shares (the “Performance Restricted Shares”) of restricted common stock to the CEO. The Performance Restricted Shares were earned when the Company achieved certain consolidated revenues and adjusted operating margins as set forth in the Performance Criteria Restricted Stock Award Agreement during certain performance periods in fiscal 2010, fiscal 2011 and fiscal 2012 as set forth in such agreement (collectively, the “Performance Criteria”). As of August 31, 2013, the performance criteria for fiscal 2010, fiscal 2011 and fiscal 2012 have been achieved and the related restricted shares have been earned. The Performance Restricted Shares earned upon achievement of the Performance Criteria will vest in four equal amounts on the third, fourth, fifth and sixth anniversaries of the grant date provided that the CEO continues to be employed by the Company on each such date. As the Company believed that it was probable that the Performance Criteria would be met, compensation expense began being recognized as of the grant date of these shares. As required by accounting rules, the Company is recognizing compensation expense for each vesting tranche of the Performance Restricted Shares ratably from the service inception date to the vesting date for each tranche. In the event Mr. Croatti’s employment with the Company is terminated by the Company without cause or by reason of his death or disability, the Performance Restricted Shares will automatically vest in full.

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

Compensation expense for all share-based compensation, which includes Share-Based Awards and restricted stock grants, for the five fiscal years subsequent to August 31, 2013 is as follows (in thousands):

	Share-Based Awards	Restricted Stock	Total
2014	$1,360	$2,725	$4,085
2015	1,048	1,697	2,745
2016	754	680	1,434
2017	482	—	482
2018	75	—	75
Total	$3,719	$5,102	$8,821

As of August 31, 2013, the total compensation cost not yet recognized related to non-vested share-based compensation grants was approximately $8.8 million. The weighted average periods over which compensation cost for Share-Based Awards and restricted stock will be recognized are 2.4 years and 1.6 years, respectively.

The following table summarizes the Share-Based Award activity for the fiscal year ended August 31, 2013:

	Number of Shares	Weighted Average Exercise Price
Outstanding, August 25, 2012	560,270	$41.74

Granted	127,870	70.08
Exercised	(97,600)	38.39
Forfeited	(6,000)	44.80

Outstanding, August 31, 2013	584,540	$48.47

Exercisable, August 31, 2013	100,340	$44.78

13. Shareholders’ Equity

The Company has two classes of common stock: Common Stock and Class B Common Stock. Each share of Common Stock is entitled to one vote, is freely transferable, and is entitled to a cash dividend equal to 125% of any cash dividend paid on each share of Class B Common Stock. Each share of Class B Common Stock is entitled to ten votes and can be converted to Common Stock on a share-for-share basis. However, until converted to Common Stock, shares of Class B Common Stock are not freely transferable. For the year ended August 31, 2013, a total of 12,000 shares of Class B Common Stock were converted to Common Stock.

14. Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income, net of tax, are as follows (in thousands):

	Foreign Currency Translation	Pension- related	Total Accumulated Other Comprehensive Income (Loss)
Balance, August 27, 2011	$13,848	$(4,011)	$9,837
Change during the year	(2,204)	(362)	(2,566)

Balance, August 25, 2012	11,644	(4,373)	7,271
Change during the year	(6,081)	255	(5,826)

Balance, August 31, 2013	$5,563	$(4,118)	$1,445

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

The Specialty Garments operating segment purchases, rents, cleans, delivers and sells, specialty garments and non-garment items primarily for nuclear and cleanroom applications and provides cleanroom cleaning services at limited customer locations. The First Aid operating segment sells first aid cabinet services and other safety supplies as well as maintains wholesale distribution and pill packaging operations.

The Company refers to the US and Canadian Rental and Cleaning, MFG, and Corporate reporting segments combined as its “Core Laundry Operations,” which is included as a subtotal in the following tables (in thousands):

As of and for the year ended August 31, 2013	US and Canadian Rental and Cleaning	MFG	Net Interco MFG Elim	Corporate	Subtotal Core Laundry Operations	Specialty Garments	First Aid	Total

Revenues	$1,200,286	$170,867	$(170,867)	$14,079	$1,214,365	$96,688	$44,462	$1,355,515

Income (loss) from operations	$200,852	$61,896	$(9,729)	$(82,357)	$170,662	$10,539	$5,002	$186,203

Interest (income) expense, net	$(2,944)	$—	$—	$1,394	$(1,550)	$—	$—	$(1,550)

Income (loss) before taxes	$203,798	$61,749	$(9,729)	$(83,783)	$172,035	$10,572	$5,002	$187,609

Depreciation and amortization	$46,793	$1,033	$—	$15,296	$63,122	$5,114	$1,371	$69,607

Capital expenditures	$97,519	$3,559	$—	$—	$101,078	$1,962	$486	$103,526

Total assets	$1,240,487	$31,781	$—	$—	$1,272,268	$79,640	$21,517	$1,373,425

As of and for the year ended August 25, 2012	US and Canadian Rental and Cleaning	MFG	Net Interco MFG Elim	Corporate	Subtotal Core Laundry Operations	Specialty Garments	First Aid	Total

Revenues	$1,099,421	$160,421	$(160,421)	$12,902	$1,112,323	$102,758	$41,208	$1,256,289

Income (loss) from operations	$164,793	$50,036	$(5,168)	$(76,376)	$133,285	$13,460	$4,363	$151,108

Interest (income) expense, net	$(2,535)	$—	$—	$1,929	$(606)	$—	$—	$(606)

Income (loss) before taxes	$167,284	$50,101	$(5,168)	$(78,345)	$133,872	$12,499	$4,363	$150,734

Depreciation and amortization	$43,501	$1,133	$—	$15,599	$60,233	$4,788	$1,418	$66,439

Capital expenditures	$66,526	$1,306	$—	$—	$67,832	$6,044	$673	$74,549

Total assets	$1,108,362	$28,099	$—	$—	$1,136,461	$83,137	$20,936	$1,240,534

As of and for the year ended August 27, 2011	US and Canadian Rental and Cleaning	MFG	Net Interco MFG Elim	Corporate	Subtotal Core Laundry Operations	Specialty Garments	First Aid	Total

Revenues	$986,028	$160,042	$(160,042)	$10,929	$996,957	$103,322	$33,847	$1,134,126

Income (loss) from operations	$144,431	$48,839	$(8,807)	$(78,738)	$105,725	$15,292	$2,956	$123,973

Interest (income) expense, net	$(2,307)	$—	$—	$6,493	$4,186	$—	$—	$4,186

Income (loss) before taxes	$146,745	$48,748	$(8,807)	$(85,146)	$101,540	$16,076	$2,956	$120,572

Depreciation and amortization	$41,322	$1,194	$—	$16,252	$58,768	$4,500	$1,465	$64,733

Capital expenditures	$55,799	$2,653	$—	$—	$58,452	$5,028	$367	$63,847

Total assets	$1,015,977	$28,879	$—	$—	$1,044,856	$76,351	$20,313	$1,141,520

The Company’s long-lived assets as of August 31, 2013 and August 25, 2012 and revenues and income before income taxes for the years ended August 31, 2013, August 25, 2012 and August 27, 2011 were attributed to the following countries (in thousands):

Long-lived assets as of:	August 31, 2013	August 25, 2012
United States	$769,121	$706,379
Europe, Canada, Mexico and Nicaragua (1)	42,930	46,475
Total	$812,051	$752,854

Revenues for the year ended:	August 31, 2013	August 25, 2012	August 27, 2011
United States	$1,236,414	$1,144,753	$1,029,003
Europe and Canada (1)	119,101	111,536	105,123
Total	$1,355,515	$1,256,289	$1,134,126

Income before income taxes for the year ended:	August 31, 2013	August 25, 2012	August 27, 2011
United States	$171,899	$134,651	$105,257
Europe, Canada, Mexico and Nicaragua (1)	15,710	16,083	15,315
Total	$187,609	$150,734	$120,572

(1)	No country accounts for greater than 10% of total long-lived assets, revenues or income before income taxes

16. Subsequent Events

On September 14, 2013, the Company repaid in full at maturity from its cash reserves the $100 million of Floating Rate Notes. The Floating Rate Notes were originally issued in 2006 and bore interest at LIBOR plus 50 basis points.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of UniFirst Corporation

We have audited the accompanying consolidated balance sheets of UniFirst Corporation and subsidiaries (the “Company”) as of August 31, 2013 and August 25, 2012, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended August 31, 2013. Our audits also included the financial statement schedule listed in the Index at item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of UniFirst Corporation and subsidiaries at August 31, 2013 and August 25, 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended August 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), UniFirst Corporation’s internal control over financial reporting as of August 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated October 30, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

October 30, 2013

 Quarterly Financial Data (Unaudited)

The following is a summary of the results of operations for each of the quarters within the years ended August 31, 2013 and August 25, 2012. This quarterly financial information was prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission; however, the Company believes that the information furnished reflects all adjustments (consisting only of normal recurring adjustments) which were, in the opinion of management, necessary for a fair statement of results in the interim periods. This summary should be read in conjunction with these Consolidated Financial Statements and notes to Consolidated Financial Statements.

(In thousands, except per share data) For the year ended August 31, 2013	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$332,569	$334,306	$335,764	$352,876
Income before income taxes	50,426	43,215	45,831	48,137
Provision for income taxes	19,666	16,573	17,109	17,576

Net income	$30,760	$26,642	$28,722	$30,561

Income per share – basic
Common Stock	$1.62	$1.40	$1.51	$1.61
Class B Common Stock	$1.30	$1.12	$1.21	$1.29

Income per share – diluted
Common Stock	$1.54	$1.33	$1.43	$1.52

Income allocated to – basic
Common Stock	$24,191	$20,963	$22,638	$24,123
Class B Common Stock	$6,025	$5,209	$5,647	$6,033

Income allocated to – diluted
Common Stock	$30,244	$26,196	$28,307	$30,178

Weighted average number of shares outstanding – basic
Common Stock	14,925	14,962	14,993	15,017
Class B Common Stock	4,647	4,647	4,675	4,694

Weighted average number of shares outstanding – diluted
Common Stock	19,693	19,747	19,820	19,882

(In thousands, except per share data) For the year ended August 25, 2012	First Quarter	Second Quarter	Third Quarter(1)	Fourth Quarter
Revenues	$313,025	$309,959	$320,931	$312,374
Income before income taxes	41,785	31,086	42,360	35,503
Provision for income taxes	15,983	11,890	14,901	12,971

Net income	$25,802	$19,196	$27,459	$22,532

Income per share – basic
Common Stock	$1.37	$1.01	$1.45	$1.19
Class B Common Stock	$1.09	$0.81	$1.16	$0.95

Income per share – diluted
Common Stock	$1.30	$0.96	$1.37	$1.13

Income allocated to – basic
Common Stock	$20,258	$15,081	$21,587	$17,717
Class B Common Stock	$5,068	$3,765	$5,381	$4,416

Income allocated to – diluted
Common Stock	$25,350	$18,863	$26,993	$22,153

Weighted average number of shares outstanding – basic
Common Stock	14,838	14,873	14,905	14,912
Class B Common Stock	4,641	4,640	4,644	4,647

Weighted average number of shares outstanding – diluted
Common Stock	19,557	19,605	19,646	19,664

(1)

In the third fiscal quarter of 2012, operating results benefited from a settlement of environmental litigation that resulted in the Company recording a $6.7 million pre-tax gain. This gain translated into a $0.21 benefit to the Company’s diluted earnings per share.

The Company’s fiscal year ends on the last Saturday in August. For financial reporting purposes, fiscal 2013 consisted of 53 weeks, and fiscal 2012 and fiscal 2011 both consisted of 52 weeks. Each of the quarterly periods contained 13 weeks except for the fourth quarter of fiscal 2013 which contained 14 weeks.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended August 31, 2013 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

The Audit Committee of our Board of Directors, which consists solely of independent directors, oversees our process of reporting financial information and the audit of our Consolidated Financial Statements. The Audit Committee stays informed of our financial condition and regularly reviews management’s financial policies and procedures, the independence of our independent auditors, our internal control and the objectivity of our financial reporting. Our independent registered public accounting firm has full access to the Audit Committee and meets with the Audit Committee periodically, both with and without Management present.

We have retained Ernst & Young LLP, an independent registered public accounting firm, to audit our Consolidated Financial Statements found in this Annual Report on Form 10-K for the year ended August 31, 2013. We have made available to Ernst & Young LLP all of our financial records and related data in connection with their audit of our Consolidated Financial Statements.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has assessed the effectiveness of our internal control over financial reporting as of August 31, 2013. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control—Integrated Framework (1992 Framework). Management concluded that based on its assessment, our internal control over financial reporting was effective as of August 31, 2013. The effectiveness of our internal control over financial reporting as of August 31, 2013 has been audited by Ernst & Young LLP, and a copy of its attestation report is included below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of UniFirst Corporation

We have audited UniFirst Corporation and subsidiaries’ internal control over financial reporting as of August 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). UniFirst Corporation and subsidiaries management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, UniFirst Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of August 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of UniFirst Corporation and subsidiaries as of August 31, 2013 and August 25, 2012, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended August 31, 2013 of UniFirst Corporation and subsidiaries and our report dated October 30, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

October 30, 2013

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

Information regarding our directors and executive officers required by this Item 10 will be included in our definitive Proxy Statement to be filed with the Securities and Exchange Commission for our 2014 Annual Meeting of Shareholders and is incorporated by reference into this Item 10. Certain information required by this Item 10 is set forth in Item 1 of this Annual Report on Form 10-K under the heading “Executive Officers”.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this Item 11 will be included in our definitive Proxy Statement to be filed with the Securities and Exchange Commission for our 2014 Annual Meeting of Shareholders and is incorporated by reference into this Item 11.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item 12 will be included in our definitive Proxy Statement to be filed with the Securities and Exchange Commission for our 2014 Annual Meeting of Shareholders and is incorporated by reference into this Item 12.

Information concerning our equity compensation plans contained in the table entitled “Equity Compensation Plan Information” set forth in Item 5 of this Annual Report on Form 10-K is incorporated by reference into this Item 12.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item 13 will be included in our definitive Proxy Statement to be filed with the Securities and Exchange Commission for our 2014 Annual Meeting of Shareholders and is incorporated by reference into this Item 13.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this Item 14 will be included in our definitive Proxy Statement to be filed with the Securities and Exchange Commission for our 2014 Annual Meeting of Shareholders and is incorporated by reference into this Item 14.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The financial statements listed below are filed as part of this report:

(1) and (2) FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES.

The financial statements listed below are included under Item 8 of this Annual Report on Form 10-K:

Consolidated statements of income for each of the three years in the period ended August 31, 2013

Consolidated balance sheets as of August 31, 2013 and August 25, 2012

Consolidated statements of shareholders’ equity for each of the three years in the period ended August 31, 2013

Consolidated statements of cash flows for each of the three years in the period ended August 31, 2013

Notes to Consolidated Financial Statements

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

Management’s Report on Internal Control Over Financial Reporting

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The following additional schedule is filed herewith:

Schedule II — Valuation and qualifying accounts and reserves for each of the three years in the period ended August 31, 2013

UNIFIRST CORPORATION AND SUBSIDIARIES

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED

AUGUST 31, 2013 (IN THOUSANDS)

Description	Balance, Beginning of Period	Charged to Costs and Expenses	Charges for Which Reserves Were Created or Deductions	Balance, End of Period

Reserves for Accounts Receivable
For the year ended August 31, 2013	$5,152	$3,939	$(4,197)	$4,894

For the year ended August 25, 2012	$4,201	$6,221	$(5,270)	$5,152

For the year ended August 27, 2011	$4,102	$3,751	$(3,652)	$4,201

Reserve for Obsolete Inventory
For the year ended August 31, 2013	$2,322	$251	$(555)	$2,018

For the year ended August 25, 2012	$1,410	$1,465	$(553)	$2,322

For the year ended August 27, 2011	$1,783	$52	$(425)	$1,410

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

10.21	UniFirst Corporation CEO Cash Incentive Bonus Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 7, 2012)

* 21	List of Subsidiaries

* 23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

* 31.1	Rule 13a-14(a)/15d-14(a) Certification of Ronald D. Croatti

* 31.2	Rule 13a-14(a)/15d-14(a) Certification of Steven S. Sintros

** 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

** 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101

The following materials from UniFirst Corporation’s Annual Report on Form 10-K for the year ended August 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UniFirst Corporation By: /s/ Ronald D. Croatti Ronald D. Croatti President and Chief Executive Officer

October 30, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Ronald D. Croatti

Ronald D. Croatti

/s/ Steven S. Sintros

Steven S. Sintros

/s/ Cynthia Croatti

Cynthia Croatti

Phillip L. Cohen

/s/ Kathleen Camilli

Kathleen Camilli

/s/ Donald J. Evans

Donald J. Evans

/s/ Michael Iandoli

Michael Iandoli

/s/Thomas Postek

Thomas S. Postek

Chairman of the Board, President and Chief Executive Officer

(Principal Executive Officer)

Vice President and Chief Financial Officer

(Principal Financial Officer and

Principal Accounting Officer)

Director

Director

Director

Director

Director

Director

October 30, 2013 October 30, 2013 October 30, 2013 October 30, 2013 October 30, 2013 October 30, 2013 October 30, 2013

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

10.21	UniFirst Corporation CEO Cash Incentive Bonus Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 7, 2012)

* 21	List of Subsidiaries

* 23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

* 31.1	Rule 13a-14(a)/15d-14(a) Certification of Ronald D. Croatti

* 31.2	Rule 13a-14(a)/15d-14(a) Certification of Steven S. Sintros

** 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

** 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101

The following materials from UniFirst Corporation’s Annual Report on Form 10-K for the year ended August 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

* Filed herewith

** Furnished herewith

64