Form 10-Q
period 2013-11-30
UNIFIRST CORP
filed 2014-01-09
CIK 717954

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2013

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

The number of outstanding shares of UniFirst Corporation Common Stock and Class B Common Stock at January 3, 2014 were 15,169,182 and 4,866,519, respectively.

UniFirst Corporation

Quarterly Report on Form 10-Q

For the Quarter ended November 30, 2013

Table of Contents

Part I – FINANCIAL INFORMATION

Item 1 – Financial Statements

Consolidated Statements of Income for the Thirteen Weeks ended November 30, 2013 and November 24, 2012

Consolidated Statements of Comprehensive Income for the Thirteen Weeks ended November 30, 2013 and November 24, 2012

Consolidated Balance Sheets as of November 30, 2013 and August 31, 2013

Consolidated Statements of Cash Flows for the Thirteen Weeks ended November 30, 2013 and November 24, 2012

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
Ex-31.1 Section 302 Certification of CEO
Ex-31.2 Section 302 Certification of CFO
Ex-32.1 Section 906 Certification of CEO
Ex-32.2 Section 906 Certification of CFO

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UniFirst Corporation and Subsidiaries

Consolidated Statements of Income

(Unaudited)

Thirteen weeks ended (In thousands, except per share data)	November 30, 2013	November 24, 2012
Revenues	$346,704	$332,569

Operating expenses:
Cost of revenues (1)	208,137	201,551
Selling and administrative expenses (1)	65,629	64,288
Depreciation and amortization	17,298	16,771
Total operating expenses	291,064	282,610

Income from operations	55,640	49,959

Other (income) expense:
Interest expense	208	460
Interest income	(765)	(767)
Foreign exchange (gain) loss	(159)	(160)
Total other (income) expense	(716)	(467)

Income before income taxes	56,356	50,426
Provision for income taxes	21,894	19,666

Net income	$34,462	$30,760

Income per share – Basic:
Common Stock	$1.81	$1.62
Class B Common Stock	$1.45	$1.30

Income per share – Diluted:
Common Stock	$1.71	$1.54

Income allocated to – Basic:
Common Stock	$27,208	$24,191
Class B Common Stock	$6,798	$6,025

Income allocated to – Diluted:
Common Stock	$34,031	$30,244

Weighted average number of shares outstanding – Basic:
Common Stock	15,029	14,925
Class B Common Stock	4,693	4,647

Weighted average number of shares outstanding – Diluted:
Common Stock	19,891	19,693

Dividends per share:
Common Stock	$0.0375	$0.0375
Class B Common Stock	$0.0300	$0.0300

(1) Exclusive of depreciation on the Company’s property, plant and equipment and amortization on its intangible assets.

The accompanying notes are an integral part of these

Consolidated Financial Statements.

UniFirst Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

Thirteen weeks ended (In thousands)	November 30, 2013	November 24, 2012
Net Income	$34,462	$30,760

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(208)	325
Pension benefit liabilities, net (1)	—	50

Other comprehensive income (loss)	(208)	375

Comprehensive income	34,254	31,135

(1) Net of less than $0.1 million of tax expense for the thirteen weeks ended November 24, 2012.

UniFirst Corporation and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

(In thousands, except share data)	November 30, 2013	August 31, 2013(a)
Assets
Current Assets:
Cash and cash equivalents	$141,825	$197,479
Receivables, less reserves of $6,563 and $4,894, respectively	155,283	142,217
Inventories	66,038	74,351
Rental merchandise in service	138,967	132,630
Prepaid and deferred income taxes	—	7,099
Prepaid expenses	9,734	7,618

Total current assets	511,847	561,394

Property, plant and equipment:
Land, buildings and leasehold improvements	385,031	376,222
Machinery and equipment	485,034	474,402
Motor vehicles	153,610	153,219

Total property, plant and equipment	1,023,675	1,003,843
Less -- accumulated depreciation	557,668	546,157

Total property, plant and equipment, net	466,007	457,686

Goodwill	302,668	302,363
Customer contracts, net	45,298	47,397
Other intangible assets, net	1,715	1,947
Deferred income taxes	1,417	1,417
Other assets	2,325	2,658
Total assets	$1,331,277	$1,374,862

Liabilities and shareholders' equity
Current liabilities:
Loans payable and current maturities of long-term debt	$10,481	$111,253
Accounts payable	60,771	54,221
Accrued liabilities	87,520	86,994
Accrued income taxes	25,023	12,506

Total current liabilities	183,795	264,974

Long-term liabilities:
Long-term debt, net of current maturities	155	155
Accrued liabilities	45,758	45,037
Accrued and deferred income taxes	52,293	51,298

Total long-term liabilities	98,206	96,490

Commitments and contingencies (Note 9)
Shareholders' equity:
Preferred stock, $1.00 par value; 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $0.10 par value; 30,000,000 shares authorized; 15,164,182 and 15,129,524 issued and outstanding, respectively	1,516	1,513
Class B Common Stock, $0.10 par value; 20,000,000 shares authorized; 4,866,519 and 4,873,277 issued and outstanding, respectively	487	487
Capital surplus	53,780	51,445
Retained earnings	992,256	958,508
Accumulated other comprehensive income	1,237	1,445

Total shareholders' equity	1,049,276	1,013,398

Total liabilities and shareholders’ equity	$1,331,277	$1,374,862

(a) Derived from audited financial statements

The accompanying notes are an integral part of these

Consolidated Financial Statements.

UniFirst Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

Thirteen weeks ended (In thousands)	November 30, 2013	November 24, 2012
Cash flows from operating activities:
Net income	$34,462	$30,760
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	14,850	14,305
Amortization of intangible assets	2,448	2,466
Amortization of deferred financing costs	52	59
Share-based compensation	1,483	1,705
Accretion on environmental contingencies	179	136
Accretion on asset retirement obligations	181	166
Deferred income taxes	(195)	(18)
Changes in assets and liabilities, net of acquisitions:
Receivables	(12,978)	(18,457)
Inventories	8,490	221
Rental merchandise in service	(6,409)	2,102
Prepaid expenses	(2,114)	(2,867)
Accounts payable	6,532	11,183
Accrued liabilities	875	2,373
Prepaid and accrued income taxes	20,786	12,033
Net cash provided by operating activities	68,642	56,167

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(495)	—
Capital expenditures	(22,796)	(25,103)
Other	297	(318)
Net cash used in investing activities	(22,994)	(25,421)

Cash flows from financing activities:
Proceeds from loans payable and long-term debt	2,935	2,662
Payments on loans payable and long-term debt	(103,953)	(708)
Proceeds from exercise of Common Stock options	854	757
Payment of cash dividends	(714)	(713)
Net cash (used in) provided by financing activities	(100,878)	1,998

Effect of exchange rate changes	(424)	(203)

Net (decrease) increase in cash and cash equivalents	(55,654)	32,541
Cash and cash equivalents at beginning of period	197,479	120,123

Cash and cash equivalents at end of period	$141,825	$152,664

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

It is suggested that these Consolidated Financial Statements be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2013. There have been no material changes in the accounting policies followed by the Company during the current fiscal year. Results for an interim period are not indicative of any future interim periods or for an entire fiscal year.

Certain prior year amounts have been reclassified to conform to current year presentation. These reclassifications did not impact current or historical net income or shareholder’s equity.

2. Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued updated accounting guidance that improves the reporting of reclassifications out of accumulated other comprehensive income. The amendments in this updated guidance require an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under US GAAP to be reclassified in its entirety to net income. For other amounts that are not required under US GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under US GAAP that provide additional detail about those amounts. This guidance was effective for annual reporting periods, and any interim periods within those annual periods, that begin after December 15, 2012 and was to be applied prospectively, with early adoption permitted. The Company adopted this guidance on September 1, 2013 and the adoption did not have a material impact on its financial statements.

In July 2013, the FASB issued updated accounting guidance on the presentation of unrecognized tax benefits. This update provides that an entity’s unrecognized tax benefits, or a portion of its unrecognized tax benefits, should be presented in its financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, with one exception. That exception states that, to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position, or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This guidance is effective for annual reporting periods, and any interim periods within those annual periods, that begin after December 15, 2013 and is to be applied prospectively, with early adoption permitted. The Company does not expect this guidance to have a material impact on its financial statements.

3. Business Acquisitions

During the thirteen weeks ended November 30, 2013, the Company completed one business acquisition with an aggregate purchase price of approximately $0.5 million. The results of operations of this acquisition have been included in the Company’s consolidated financial results since its acquisition date. This acquisition was not significant in relation to the Company’s consolidated financial results and, therefore, pro forma financial information has not been presented.

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

All financial assets or liabilities that are measured at fair value on a recurring basis (at least annually) have been segregated into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date.  The assets or liabilities measured at fair value on a recurring basis are summarized in the tables below (in thousands):

	As of November 30, 2013
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents	$33,114	$—	$—	$33,114
Total	$33,114	$—	$—	$33,114

	As of August 31, 2013
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents	$33,325	$—	$—	$33,325
Total	$33,325	$—	$—	$33,325

The Company’s cash equivalents listed above represents money market securities and are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The Company does not adjust the quoted market price for such financial instruments.

5. Employee Benefit Plans

Defined Contribution Retirement Savings Plan

The Company has a defined contribution retirement savings plan with a 401(k) feature for all eligible employees not under collective bargaining agreements. The Company matches a portion of the employee’s contribution and may make an additional contribution at its discretion. Contributions charged to expense under the plan for the thirteen weeks ended November 30, 2013 and November 24, 2012 were $4.1 million and $4.3 million, respectively.

Pension Plans and Supplemental Executive Retirement Plans

The Company maintains an unfunded Supplemental Executive Retirement Plan for certain eligible employees of the Company, a non-contributory defined benefit pension plan covering union employees at one of its locations, and a frozen pension plan the Company assumed in connection with its acquisition of Textilease Corporation in fiscal 2004. The amounts charged to expense related to these plans for both the thirteen weeks ended November 30, 2013 and November 24, 2012 was $0.6 million.

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

	Thirteen weeks ended
	November 30, 2013	November 24, 2012

Net income available to shareholders	$34,462	$30,760

Allocation of net income for Basic:
Common Stock	$27,208	$24,191
Class B Common Stock	6,798	6,025
Unvested participating shares	456	544
	$34,462	$30,760

Weighted average number of shares for Basic:
Common Stock	15,029	14,925
Class B Common Stock	4,693	4,647
Unvested participating shares	288	383
	20,010	19,955

Earnings per share for Basic:
Common Stock	$1.81	$1.62
Class B Common Stock	$1.45	$1.30

The Company is required to calculate diluted EPS for Common Stock using the more dilutive of the following two methods:

•	The treasury stock method; or

•	The two-class method assuming a participating security is not exercised or converted.

For the thirteen weeks ended November 30, 2013 and November 24, 2012, the Company’s diluted EPS assumes the conversion of all vested Class B Common Stock into Common Stock and uses the two-class method for its unvested participating shares. The following table sets forth the computation of diluted earnings per share of Common Stock for the thirteen weeks ended November 30, 2013 and November 24, 2012 as follows (in thousands, except per share data):

	Thirteen weeks ended November 30, 2013			Thirteen weeks ended November 24, 2012
	Earnings to Common shareholders	Common Shares	EPS	Earnings to Common shareholders	Common Shares	EPS

As reported - Basic	$27,208	15,029	$1.81	$24,191	14,925	$1.62

Add: effect of dilutive potential common shares
Share-Based Awards	—	169		—	121
Class B Common Stock	6,798	4,693		6,025	4,647

Add: Undistributed earnings allocated to unvested participating shares	447	—		531	—

Less: Undistributed earnings reallocated to unvested participating shares	(422)	—		(503)	—

Diluted EPS – Common Stock	34,031	19,891	$1.71	30,244	19,693	$1.54

Share-based awards that would result in the issuance of 160 shares of Common Stock were excluded from the calculation of diluted earnings per share for the thirteen weeks ended November 30, 2013 because they were anti-dilutive.  There were no share-based awards that were excluded from the calculation of diluted earnings per share for the thirteen weeks ended November 24, 2012 because they were anti-dilutive.

7. Inventories

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

The components of inventory as of November 30, 2013 and August 31, 2013 were as follows (in thousands):

	November 30, 2013	August 31, 2013
Raw materials	$14,137	$16,673
Work in process	3,475	2,366
Finished goods	48,426	55,312
Total inventories	$66,038	$74,351

8. Asset Retirement Obligations

The Company recognizes asset retirement obligations in the period in which they are incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Company continues to depreciate, on a straight-line basis, the amount added to property, plant and equipment and recognizes accretion expense in connection with the discounted liability over the various remaining lives which range from approximately seven to thirty years.

A reconciliation of the Company’s asset retirement liability is as follows (in thousands):

November 30, 2013
Beginning balance as of August 31, 2013	$10,796
Accretion expense	181
Ending balance as of November 30, 2013	$10,977

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

The Company has accrued certain costs related to the sites described above as it has been determined that the costs are probable and can be reasonably estimated. The Company continues to implement mitigation measures and to monitor environmental conditions at the Somerville, Massachusetts site. The Company also has potential exposure related to an additional parcel of land (the "Central Area") related to the Woburn, Massachusetts site discussed above. Currently, the consent decree for the Woburn site does not define or require any remediation work in the Central Area. The United States Environmental Protection Agency (the "EPA") has provided the Company and other signatories to the consent decree with comments on the design and implementation of groundwater and soil remedies at the Woburn site and investigation of environmental conditions in the Central Area. The Company, and other signatories, have implemented and proposed to do additional work at the Woburn site but many of the EPA’s comments remain to be resolved. The Company has accrued costs to perform certain work responsive to EPA's comments. In addition, the Company has received notices of violations from Region 1 of the EPA under the Clean Air Act alleging that the Company failed to obtain certain permits necessary with respect to the laundering of soiled towels at seven New England facilities.  The Company is in the process of obtaining the permits in question. The Company is negotiating with Region 1 of the EPA concerning potential penalties that may be imposed against the Company in connection with these seven New England facilities.  In the event that the EPA expands this enforcement initiative beyond Region 1, this could materially adversely affect the Company’s results of operations and financial condition.

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

There is usually a range of reasonable estimates of the costs associated with each site. The Company’s accruals reflect the amount within the range that constitutes its best estimate. Where it believes that both the amount of a particular liability and the timing of the payments are reliably determinable, the Company adjusts the cost in current dollars using a rate of 3% for inflation until the time of expected payment and discounts the cost to present value using current risk-free interest rates. As of November 30, 2013, the risk-free interest rates utilized by the Company ranged from 2.8% to 3.8%.

For environmental liabilities that have been discounted, the Company includes interest accretion, based on the effective interest method, in selling and administrative expenses on the Consolidated Statements of Income. The changes to the Company’s environmental liabilities for the thirteen weeks ended November 30, 2013 are as follows (in thousands):

November 30, 2013
Beginning balance as of August 31, 2013	$19,680
Payments made for which reserves had been provided	(726)
Insurance proceeds received	485
Interest accretion	179
Change in discount rates	(188)

Balance as of November 30, 2013	$19,430

Anticipated payments and insurance proceeds of currently identified environmental remediation liabilities as of November 30, 2013, for the next five fiscal years and thereafter, as measured in current dollars, are reflected below.

	2014	2015	2016	2017	2018	Thereafter	Total
(In thousands)
Estimated costs – current dollars	$4,918	$2,620	$1,887	$865	$797	$12,420	$23,507

Estimated insurance proceeds	—	(173)	(159)	(173)	(159)	(1,593)	(2,257)

Net anticipated costs	$4,918	$2,447	$1,728	$692	$638	$10,827	$21,250

Effect of inflation							7,234
Effect of discounting							(9,054)

Balance as of November 30, 2013							$19,430

Estimated insurance proceeds are primarily received from an annuity received as part of a legal settlement with an insurance company. Annual proceeds of approximately $0.3 million are deposited into an escrow account which funds remediation and monitoring costs for three sites related to former operations in Williamstown, Vermont. Annual proceeds received but not expended in the current year accumulate in this account and may be used in future years for costs related to this site through the year 2027. As of November 30, 2013, the balance in this escrow account, which is held in a trust and is not recorded in the Company’s Consolidated Balance Sheet, was approximately $2.8 million. Also included in estimated insurance proceeds are amounts the Company is entitled to receive pursuant to legal settlements as reimbursements from three insurance companies for estimated costs at the site in Uvalde, Texas.

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

As previously disclosed, on December 31, 2012 the Company received an indemnity demand from counsel for New England Compounding Center (“NECC”) regarding claims made against NECC, including those related to NECC’s highly-publicized compounding and sale of tainted methylprednisolone acetate which reportedly resulted in a widespread outbreak of fungal meningitis and other infections. It has been reported that over 60 people died and another approximately 700 people were harmed as a result of this outbreak. This demand related to the limited, once-a-month cleaning services the Company provided to portions of NECC’s cleanroom facilities. Based on the Company’s preliminary review of this matter, the Company believes that NECC’s claims are without merit.

Over the summer of 2013, the Company received and responded to a subpoena from the Plaintiffs’ Steering Committee (“PSC”) appointed in conjunction with the NECC multi-district litigation (“MDL”) proceeding pending in federal court in Boston, Massachusetts. That subpoena sought information relating to the NECC matter. In September 2013, the Company entered into a tolling agreement with the PSC which, among other things, tolled defenses based on statutes of limitations with respect to certain claimants.

On November 5, 2013, a Master Complaint was filed in the NECC MDL proceeding naming the Company as one of numerous defendants in the matter. Individual plaintiffs may piggy-back on the Master Complaint by filing a Short Form Complaint to initiate legal actions against one or more of the defendants named in the Master Complaint. A plaintiff seeking to utilize a Short Form Complaint had until December 20, 2013 to do so. As of December 31, 2013, the Company has either received demand letters from or been named as a defendant in suits by over 200 parties related to the NECC matter. The Company has notified its insurers of these claims and they have issued reservation of rights letters with respect to coverage of these claims. The Company is in continuing discussions with its insurers concerning coverage matters. While the Company is unable to ascertain the ultimate outcome of this matter, based on the information currently available, the Company believes that a loss with respect to this matter is neither probable nor remote, and the Company is unable to reasonably assess an estimate or range of estimates of any potential losses. If the Company is found to be liable with respect to claims brought against it relating to NECC that are not covered by the Company’s insurance, the Company may incur liabilities that are material to its financial condition and operating results.

10. Income Taxes

The Company’s effective income tax rate was 38.9% for the thirteen weeks ended November 30, 2013, as compared to 39.0% for the thirteen weeks ended November 24, 2012. The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense which is consistent with the recognition of these items in prior reporting periods. During the thirteen weeks ended November 30, 2013, there were no material changes in the amount of unrecognized tax benefits or the amount accrued for interest and penalties.

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

11. Long-Term Debt

On May 5, 2011, the Company entered into a $250.0 million unsecured revolving credit agreement (the “Credit Agreement”) with a syndicate of banks, which matures on May 4, 2016. Under the Credit Agreement, the Company is able to borrow funds at variable interest rates based on, at the Company’s election, the Eurodollar rate or a base rate, plus in each case a spread based on the Company’s consolidated funded debt ratio. Availability of credit requires compliance with certain financial and other covenants, including a maximum consolidated funded debt ratio and minimum consolidated interest coverage ratio as defined in the Credit Agreement. The Company tests its compliance with these financial covenants on a fiscal quarterly basis. At November 30, 2013, the interest rates applicable to the Company’s borrowings under the Credit Agreement would be calculated as LIBOR plus 100 basis points at the time of the respective borrowing. As of November 30, 2013, the Company had no outstanding borrowings, letters of credit amounting to $49.7 million and $200.3 million available for borrowing under the Credit Agreement.

On September 14, 2006, the Company issued $100.0 million of floating rates notes (“Floating Rate Notes”) pursuant to a Note Purchase Agreement, which bore interest at LIBOR plus 50 basis points. On September 14, 2013, the Floating Rate Notes matured and were repaid in full from the Company’s cash reserves.

As of November 30, 2013, the Company was in compliance with all covenants under the Credit Agreement.

12. Accumulated Other Comprehensive Income (Loss)

The changes in each component of accumulated other comprehensive income, net of tax, are as follows (in thousands):

	Foreign Currency Translation	Pension- related	Total Accumulated Other Comprehensive Income (Loss)
Balance, August 31, 2013	$5,563	$(4,118)	$1,445

Other comprehensive income (loss) before reclassification	(208)	—	(208)
Amounts reclassified from accumulated other comprehensive loss	—	—	—

Net current period other comprehensive income (loss)	(208)	—	(208)

Balance, November 30, 2013	$5,355	$(4,118)	$1,237

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

The Company refers to the US and Canadian Rental and Cleaning, MFG, and Corporate reporting segments combined as its “Core Laundry Operations,” which is included as a subtotal in the following tables (in thousands):

Thirteen weeks ended	US and Canadian Rental and Cleaning	MFG	Net Interco MFG Elim	Corporate	Subtotal Core Laundry Operations	Specialty Garments	First Aid	Total

November 30, 2013
Revenues	$308,442	$44,233	$(44,233)	$3,564	$312,006	$24,443	$10,255	$346,704

Income (loss) from operations	$58,359	$15,574	$(1,264)	$(20,297)	$52,372	$2,759	$509	$55,640

Interest (income) expense, net	$(730)	$—	$—	$173	$(557)	$—	$—	$(557)

Income (loss) before taxes	$59,087	$15,493	$(1,264)	$(20,469)	$52,847	$3,000	$509	$56,356

November 24, 2012
Revenues	$291,283	$42,595	$(42,595)	$3,277	$294,560	$27,884	$10,125	$332,569

Income (loss) from operations	$51,271	$15,322	$(2,966)	$(19,099)	$44,528	$4,704	$727	$49,959

Interest (income) expense, net	$(694)	$—	$—	$387	$(307)	$—	$—	$(307)

Income (loss) before taxes	$51,965	$15,247	$(2,966)	$(19,498)	$44,748	$4,951	$727	$50,426

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR FOR FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and any documents incorporated by reference contain forward looking statements within the meaning of the federal securities laws. Forward looking statements contained in this Quarterly Report on Form 10-Q and any documents incorporated by reference are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Forward looking statements may be identified by words such as “estimates,” “anticipates,” “projects,” “plans,” “expects,” “intends,” “believes,” “seeks,” “could,” “should,” “may,” “will,” or the negative versions thereof, and similar expressions and by the context in which they are used. Such forward looking statements are based upon our current expectations and speak only as of the date made. Such statements are highly dependent upon a variety of risks, uncertainties and other important factors that could cause actual results to differ materially from those reflected in such forward looking statements. Such factors include, but are not limited to, uncertainties caused by the continuing adverse worldwide economic conditions, uncertainties regarding our ability to consummate and successfully integrate acquired businesses, uncertainties regarding any existing or newly-discovered expenses and liabilities related to environmental compliance and remediation, any adverse outcome of pending or future contingencies or claims, our ability to compete successfully without any significant degradation in our margin rates, seasonal fluctuations in business levels, our ability to preserve positive labor relationships and avoid becoming the target of corporate labor unionization campaigns that could disrupt our business, the effect of currency fluctuations on our results of operations and financial condition, our dependence on third parties to supply us with raw materials, any loss of key management or other personnel, increased costs as a result of any future changes in federal or state laws, rules and regulations or governmental interpretation of such laws, rules and regulations, uncertainties regarding the price levels of natural gas, electricity, fuel and labor, the impact of adverse economic conditions and the current tight credit markets on our customers and such customers’ workforces, the level and duration of workforce reductions by our customers, the continuing increase in domestic healthcare costs, demand and prices for our products and services, rampant criminal activity and instability in Mexico where our principal garment manufacturing plants are located, our ability to properly and efficiently design, construct, implement and operate our new CRM computer system, interruptions or failures of our information technology systems, including as a result of cyber-attacks, additional professional and internal costs necessary for compliance with recent and proposed future changes in Securities and Exchange Commission, New York Stock Exchange and accounting rules, strikes and unemployment levels, our efforts to evaluate and potentially reduce internal costs, economic and other developments associated with the war on terrorism and its impact on the economy, general economic conditions and other factors described under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended August 31, 2013 and in other filings with the Securities and Exchange Commission. We undertake no obligation to update any forward looking statements to reflect events or circumstances arising after the date on which such statements are made.

Business Overview

UniFirst Corporation, together with its subsidiaries, hereunder referred to as “we”, “our”, the “Company”, or “UniFirst”, is one of the largest providers of workplace uniforms and protective clothing in the United States. We design, manufacture, personalize, rent, clean, deliver, and sell a wide range of uniforms and protective clothing, including shirts, pants, jackets, coveralls, lab coats, smocks, aprons and specialized protective wear, such as flame resistant and high visibility garments. We also rent industrial wiping products, floor mats, facility service products and other non-garment items, and provide restroom and cleaning supplies and first aid cabinet services and other safety supplies, to a variety of manufacturers, retailers and service companies.

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

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, the most important and pervasive accounting policies used and areas most sensitive to material changes from external factors. See Note 1 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended August 31, 2013 for additional discussion of the application of these and other accounting policies.

Results of Operations

The following table presents certain selected financial data, including the percentage of revenues represented by each item, for the thirteen weeks ended November 30, 2013 and November 24, 2012. Cost of revenues presented in the table below include the amortization of rental merchandise in service and merchandise costs related to direct sales as well as labor and other production, service and delivery costs associated with operating our industrial laundries, Specialty Garments facilities, First Aid locations and our distribution center. Selling and administrative costs include costs related to our sales and marketing functions as well as general and administrative costs associated with our corporate offices and operating locations including information systems, engineering, materials management, manufacturing planning, finance, budgeting, and human resources.

	Thirteen weeks ended

(In thousands, except percentages)	November 30, 2013	% of Revenues	November 24, 2012	% of Revenues	% Change

Revenues	$346,704	100.0%	$332,569	100.0%	4.3%

Operating expenses:
Cost of revenues (1)	208,137	60.0	201,551	60.6	3.3
Selling and administrative expenses (1)	65,629	18.9	64,288	19.3	2.1
Depreciation and amortization	17,298	5.0	16,771	5.0	3.1
Total operating expenses	291,064	84.0	282,610	85.0	3.0

Income from operations	55,640	16.0	49,959	15.0	11.4

Other (income) expense	(716)	(0.2)	(467)	(0.1)	53.3

Income before income taxes	56,356	16.3	50,426	15.2	11.8
Provision for income taxes	21,894	6.3	19,666	5.9	11.3

Net income	$34,462	9.9%	$30,760	9.2%	12.0%

(1) Exclusive of depreciation on our property, plant and equipment and amortization on our intangible assets.

General

We derive our revenues through the design, manufacture, personalization, rental, cleaning, delivering, and selling of a wide range of uniforms and protective clothing, including shirts, pants, jackets, coveralls, lab coats, smocks and aprons and specialized protective wear, such as flame resistant and high visibility garments. We also rent industrial wiping products, floor mats, facility service products, other non-garment items, and provide restroom and cleaning supplies and first aid cabinet services and other safety supplies, to a variety of manufacturers, retailers and service companies. We have five reporting segments, US and Canadian Rental and Cleaning, Manufacturing (“MFG”), Corporate, Specialty Garments Rental and Cleaning (“Specialty Garments”), and First Aid. We refer to the US and Canadian Rental and Cleaning, MFG, and Corporate reporting segments combined as our “Core Laundry Operations.”

Cost of revenues include the amortization of rental merchandise in service and merchandise costs related to direct sales as well as labor and other production, service and delivery costs, and distribution costs associated with operating our Core Laundry Operations, Specialty Garments facilities, and First Aid locations. Selling and administrative costs include costs related to our sales and marketing functions as well as general and administrative costs associated with our corporate offices and operating locations including information systems, engineering, materials management, manufacturing planning, finance, budgeting, and human resources.

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

The current worldwide economic uncertainty may negatively impact our revenues and operating performance in fiscal 2014 and beyond due to the impact on spending plans and employment levels of our customers and sales prospects. Throughout fiscal 2013 and into fiscal 2014, U.S. unemployment rates remained high, which had a negative effect on wearer levels and, as a result, on our business.

Thirteen weeks ended November 30, 2013 compared with thirteen weeks ended November 24, 2012

Revenues

	November 30,	November 24,	Dollar	Percent
(In thousands, except percentages)	2013	2012	Change	Change

Core Laundry Operations	$312,006	$294,560	$17,446	5.9%
Specialty Garments	24,443	27,884	(3,441)	-12.3
First Aid	10,255	10,125	130	1.3
Consolidated total	$346,704	$332,569	$14,135	4.3%

For the thirteen weeks ended November 30, 2013, our consolidated revenues increased by $14.1 million from the comparable period in fiscal 2013, or 4.3%. This increase was due to a $17.4 million increase in revenues from our Core Laundry Operations. Core Laundry Operations’ revenues increased to $312.0 million for the thirteen weeks ended November 30, 2013 from $294.6 million for the comparable period of fiscal 2013, or 5.9%. Core Laundry Operations’ revenues grew 5.1% organically. Organic growth excludes the effect of acquisitions and a weaker Canadian dollar and consists primarily of new sales, price increases, and net changes in the wearer levels at our existing customers, offset by lost accounts. Organic growth in the first quarter of fiscal 2014 benefited from stronger new account sales as well as certain annual price adjustments. In addition, revenues were positively affected by the additions in our existing customer base outpacing reductions in the first quarter of fiscal 2014.

Specialty Garments’ revenues decreased to $24.4 million in the first fiscal quarter of 2014 from $27.9 million in the comparable period of fiscal 2013, a decrease of $3.4 million or 12.3%. This decrease was primarily the result of lower reactor business in the U.S and Canada. This segment’s results are often affected by the timing and length of its customers’ power reactor outages as well as its project-based activities. First Aid revenues for the first quarter of fiscal 2014 were comparable to the first quarter of fiscal 2013.

Cost of Revenues

For the thirteen weeks ended November 30, 2013, cost of revenues decreased to 60.0% of revenues, or $208.1 million, from 60.6% of revenues, or $201.6 million, for the thirteen weeks ended November 24, 2012. This decrease was primarily due to lower merchandise and energy costs as a percentage of revenues in our Core Laundry Operations, due to the revenue growth this segment experienced. In addition, we benefited from lower bad debt expense in the first fiscal quarter of 2014 compared to the comparable period of fiscal 2013. These lower costs as a percentage of revenues were partially offset by an increase in the cost of revenues for the Specialty Garments segment as a percentage of revenues due to the revenue contraction that segment experienced in the first quarter of fiscal 2014.

Selling and Administrative Expense

For the thirteen weeks ended November 30, 2013, selling and administrative expenses decreased to 18.9% of revenues, or $65.6 million, from 19.3% of revenues, or $64.3 million, for the thirteen weeks ended November 24, 2012. This decrease as a percentage of revenues was primarily due to lower payroll and payroll-related costs as a percentage of revenues in the Core Laundry Operations due to the revenue growth this segment experienced in the first quarter of fiscal 2014.

Depreciation and Amortization

Our depreciation and amortization expense was $17.3 million, or 5.0% of revenues, for the thirteen weeks ended November 30, 2013 compared to $16.8 million, or 5.0% of revenues, for the thirteen weeks ended November 24, 2012. The increase in depreciation and amortization expense was due to capital expenditure and acquisition activity in earlier periods.

Income from Operations

For the thirteen weeks ended November 30, 2013 and November 24, 2012, changes in our revenues and costs as discussed above resulted in the following changes in our income from operations:

(In thousands, except percentages)	November 30, 2013 (1)	November 24, 2012 (1)	Dollar Change	Percent Change

Core Laundry Operations	$52,372	$44,528	$7,844	17.6%
Specialty Garments	2,759	4,704	(1,945)	-41.3
First Aid	509	727	(218)	-30.0
Consolidated total	$55,640	$49,959	$5,681	11.4%

Other (Income) Expense

Other (income) expense, which includes interest expense, interest income and exchange rate loss, was a $0.7 million gain in the thirteen weeks ended November 30, 2013 compared to a gain of $0.5 million in the thirteen weeks ended November 24, 2012. This increased gain was due to lower interest expense as a result of the repayment of $100.0 million in Floating Rate Notes (defined below) in the first quarter of fiscal 2014.

Provision for Income Taxes

Our effective income tax rate was 38.9% for the thirteen weeks ended November 30, 2013, compared to 39.0% for the thirteen weeks ended November 24, 2012.

Liquidity and Capital Resources

General

As of November 30, 2013, we had cash and cash equivalents of $141.8 million and working capital of $328.0 million. In addition, we generated $68.6 million and $211.6 million in cash from operating activities in the thirteen weeks ended November 30, 2013 and the twelve months ended August 31, 2013, respectively. We believe that our current cash and cash equivalent balances, our cash generated from future operations and amounts available under our Credit Agreement (defined below) will be sufficient to meet our current anticipated working capital and capital expenditure requirements for at least the next 12 months.

Sources and Uses of Cash

During the thirteen weeks ended November 30, 2013, we generated cash from operating activities of $68.6 million resulting primarily from net income of $34.5 million, net of non-cash amounts charged for depreciation, amortization and accretion of $17.7 million and share-based compensation of $1.5 million. Changes in our assets and liabilities in the first quarter of fiscal 2014 also provided $15.2 million of additional operating cash flow. In the first quarter of fiscal 2014, we repaid $100.0 million of Floating Rate Notes (defined below) from the Company’s cash reserves. We also used cash during this period to, among other things, invest $22.8 million in capital expenditures, of which $6.4 million related to our ongoing project to update our customer relationship management computer system, as well as fund the acquisition of a business in the amount of approximately $0.5 million.

We have accumulated $61.9 million in cash outside the United States that is expected to be invested indefinitely in our foreign subsidiaries. If these funds were distributed to the U.S. in the form of dividends, we would likely be subject to additional U.S. income taxes.

Long-Term Debt and Borrowing Capacity

On May 5, 2011, we entered into a $250.0 million unsecured revolving credit agreement (the “Credit Agreement”) with a syndicate of banks, which matures on May 4, 2016. Under the Credit Agreement, we are able to borrow funds at variable interest rates based on, at our election, the Eurodollar rate or a base rate, plus in each case a spread based on our consolidated funded debt ratio. Availability of credit requires compliance with certain financial and other covenants, including a maximum consolidated funded debt ratio and minimum consolidated interest coverage ratio as defined in the Credit Agreement. We test our compliance with these financial covenants on a fiscal quarterly basis. At November 30, 2013, the interest rates applicable to our borrowings under the Credit Agreement were calculated as LIBOR plus 100 basis points at the time of the respective borrowing. As of November 30, 2013, we had no outstanding borrowings, letters of credit amounting to $49.7 million and $200.3 million available for borrowing under the Credit Agreement.

On September 14, 2006, we issued $100.0 million of floating rates notes (“Floating Rate Notes”) pursuant to a Note Purchase Agreement, which bore interest at LIBOR plus 50 basis points. On September 14, 2013, the Floating Rate Notes matured and were repaid in full from our cash reserves.

As of November 30, 2013, we were in compliance with all covenants under the Credit Agreement.

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

We have accrued certain costs related to the sites described above as it has been determined that the costs are probable and can be reasonably estimated. We continue to implement mitigation measures and to monitor environmental conditions at the Somerville, Massachusetts site. We also have potential exposure related to an additional parcel of land (the “Central Area”) related to the Woburn, Massachusetts site discussed above. Currently, the consent decree for the Woburn site does not define or require any remediation work in the Central Area. The United States Environmental Protection Agency (the “EPA”) has provided us and other signatories to the consent decree with comments on the design and implementation of groundwater and soil remedies at the Woburn site and investigation of environmental conditions in the Central Area. We, and other signatories, have implemented and proposed to do additional work at the Woburn site but many of the EPA’s comments remain to be resolved. We have accrued costs to perform certain work responsive to EPA's comments. In addition, we have received notices of violations from Region 1 of the EPA under the Clean Air Act alleging that we failed to obtain certain permits necessary with respect to the laundering of soiled towels at seven New England facilities.  We are in the process of obtaining the permits in question. We are negotiating with Region 1 of the EPA concerning potential penalties that may be imposed against us in connection with these seven New England facilities. In the event that the EPA expands this enforcement initiative beyond Region 1, this could materially adversely affect our results of operations and financial condition.

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

There is usually a range of reasonable estimates of the costs associated with each site. Our accruals represent the amount within the range that constitutes our best estimate. When we believe that both the amount of a particular liability and the timing of the payments are reliably determinable, we adjust the cost in current dollars using a rate of 3% for inflation until the time of expected payment and discount the cost to present value using current risk-free interest rates. As of November 30, 2013, the risk-free interest rates we utilized ranged from 2.8% to 3.8%.

For environmental liabilities that have been discounted, we include interest accretion, based on the effective interest method, in selling and administrative expenses on the Consolidated Statements of Income. The changes to the amounts of our environmental liabilities for the thirteen weeks ended November 30, 2013 are as follows (in thousands):

November 30, 2013
Beginning balance as of August 31, 2013	$19,680
Payments made for which reserves had been provided	(726)
Insurance proceeds received	485
Interest accretion	179
Change in discount rates	(188)

Balance as of November 30, 2013	$19,430

Anticipated payments and insurance proceeds relating to currently identified environmental remediation liabilities as of November 30, 2013, for the next five fiscal years and thereafter, as measured in current dollars, are reflected below.

	2014	2015	2016	2017	2018	Thereafter	Total
(In thousands)
Estimated costs – current dollars	$4,918	$2,620	$1,887	$865	$797	$12,420	$23,507

Estimated insurance proceeds	—	(173)	(159)	(173)	(159)	(1,593)	(2,257)

Net anticipated costs	$4,918	$2,447	$1,728	$692	$638	$10,827	$21,250

Effect of inflation							7,234
Effect of discounting							(9,054)

Balance as of November 30, 2013							$19,430

Estimated insurance proceeds are primarily received from an annuity received as part of our legal settlement with an insurance company. Annual proceeds of approximately $0.3 million are deposited into an escrow account which funds remediation and monitoring costs for three sites related to our former operations in Williamstown, Vermont. Annual proceeds received but not expended in the current year accumulate in this account and may be used in future years for costs related to this site through the year 2027. As of November 30, 2013, the balance in this escrow account, which is held in a trust and is not recorded in our Consolidated Balance Sheet, was approximately $2.8 million. Also included in estimated insurance proceeds are amounts we are entitled to receive pursuant to legal settlements as reimbursements from three insurance companies for estimated costs at the site in Uvalde, Texas.

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

As previously disclosed, on December 31, 2012 we received an indemnity demand from counsel for New England Compounding Center (“NECC”) regarding claims made against NECC, including those related to NECC’s highly-publicized compounding and sale of tainted methylprednisolone acetate which reportedly resulted in a widespread outbreak of fungal meningitis and other infections. It has been reported that over 60 people died and another approximately 700 people were harmed as a result of this outbreak. This demand related to the limited, once-a-month cleaning services we provided to portions of NECC’s cleanroom facilities. Based on our preliminary review of this matter, we believe that NECC’s claims are without merit.

Over the summer of 2013, we received and responded to a subpoena from the Plaintiffs’ Steering Committee (“PSC”) appointed in conjunction with the NECC multi-district litigation (“MDL”) proceeding pending in federal court in Boston, Massachusetts. That subpoena sought information relating to the NECC matter. In September 2013, we entered into a tolling agreement with the PSC which, among other things, tolled defenses based on statutes of limitations with respect to certain claimants.

On November 5, 2013, a Master Complaint was filed in the NECC MDL proceeding naming us as one of numerous defendants in the matter. Individual plaintiffs may piggy-back on the Master Complaint by filing a Short Form Complaint to initiate legal actions against one or more of the defendants named in the Master Complaint. A plaintiff seeking to utilize a Short Form Complaint had until December 20, 2013 to do so. As of December 31, 2013, we have either received demand letters from or been named as a defendant in suits by over 200 parties related to the NECC matter. We have notified our insurers of these claims and they have issued reservation of rights letters with respect to coverage of these claims. We are in continuing discussions with our insurers concerning coverage matters. While we are unable to ascertain the ultimate outcome of this matter, based on the information currently available, we believe that a loss with respect to this matter is neither probable nor remote, and we are unable to reasonably assess an estimate or range of estimates of any potential losses. If we are found to be liable with respect to claims brought against us relating to NECC that are not covered by our insurance, we may incur liabilities that are material to our financial condition and operating results.

Off-Balance Sheet Arrangements

As of November 30, 2013, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Securities and Exchange Commission Regulation S-K.

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

Contractual Obligations and Other Commercial Commitments

On September 14, 2013, we repaid in full at maturity the $100 million of Floating Rate Notes from our cash reserves. Except for this repayment, as of November 30, 2013 there were no material changes in our contractual obligations that were disclosed in our Annual Report on Form 10-K for the year ended August 31, 2013.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued updated accounting guidance that improves the reporting of reclassifications out of accumulated other comprehensive income. The amendments in this updated guidance require an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under US GAAP to be reclassified in its entirety to net income. For other amounts that are not required under US GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under US GAAP that provide additional detail about those amounts. This guidance was effective for annual reporting periods, and any interim periods within those annual periods, that begin after December 15, 2012 and was to be applied prospectively, with early adoption permitted. We adopted this guidance on September 1, 2013 and the adoption did not have a material impact on our financial statements.

In July 2013, the FASB issued updated accounting guidance on the presentation of unrecognized tax benefits. This update provides that an entity’s unrecognized tax benefits, or a portion of its unrecognized tax benefits, should be presented in its financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, with one exception. That exception states that, to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position, or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This guidance is effective for annual reporting periods, and any interim periods within those annual periods, that begin after December 15, 2013 and is to be applied prospectively, with early adoption permitted. We do not expect this guidance to have a material impact on our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

We have determined that all of our foreign subsidiaries operate primarily in local currencies that represent the functional currencies of such subsidiaries. All assets and liabilities of our foreign subsidiaries are translated into U.S. dollars using the exchange rate prevailing at the balance sheet date. The effect of exchange rate fluctuations on the translation of assets and liabilities is recorded as a component of shareholders’ equity. Revenues and expenses are translated at the average exchange rates in effect during each month of the fiscal year. As such, our financial condition and operating results are affected by fluctuations in the value of the U.S. dollar as compared to currencies in foreign countries. Revenues denominated in currencies other than the U.S. dollar represented approximately 8.9% of total consolidated revenues for the thirteen weeks ended November 30, 2013, and total assets denominated in currencies other than the U.S. dollar represented approximately 12.7% of total consolidated assets at November 30, 2013. If exchange rates had increased or decreased by 10% from the actual rates in effect during the thirteen weeks ended and as of November 30, 2013, our revenues and assets for the thirteen weeks ended and as of November 30, 2013 would have increased or decreased by approximately $3.1 million and $16.9 million, respectively.

We do not operate a hedging program to mitigate the effect of a significant change in the value of our foreign subsidiaries functional currencies, which include the Canadian Dollar, Euro, British Pound, Mexican Peso and Nicaraguan Cordova, as compared to the U.S. dollar. Any gains or losses resulting from foreign currency transactions, including exchange rate fluctuations on intercompany accounts, are reported as transaction (gains) losses in our other (income) expense. The intercompany payables and receivables are denominated in Canadian Dollars, Euros, British Pounds, Mexican Pesos and Nicaraguan Cordova. During the thirteen weeks ended November 30, 2013, transaction gains included in other (income) expense were approximately $0.2 million. If the exchange rates had changed by 10% during the thirteen weeks ended November 30, 2013, we would have recognized exchange gains or losses of approximately $0.9 million.

Interest Rate Sensitivity

We are exposed to market risk from changes in interest rates which may adversely affect our financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, we manage these exposures through our regular operating and financing activities. We are exposed to interest rate risk primarily through our borrowings under our Credit Agreement with a syndicate of banks. Under our credit agreement, we borrow funds at a variable interest rate based on the Eurodollar rate or LIBOR rates. If the LIBOR and Eurodollar rates fluctuated by 10% from the actual rates in effect during the thirteen weeks ended November 30, 2013, our interest expense would have fluctuated by a nominal amount from the interest expense recognized during that same period.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of fiscal year 2014 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are subject to legal proceedings and claims arising from the current conduct of our business operations, including personal injury, customer contract, employment claims and environmental matters as described in our Consolidated Financial Statements. We maintain insurance coverage providing indemnification against many of such claims, and we do not expect that we will sustain any material loss as a result thereof. Refer to Note 9, “Commitments and Contingencies,” to the Consolidated Financial Statements, as well as Item 1A. Risk Factors below, for further discussion.

ITEM 1A. RISK FACTORS

To our knowledge, except as set forth below under this “Item 1A. Risk Factors,” there have been no material changes in the risk factors described in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended August 31, 2013. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended August 31, 2013, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

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

As previously disclosed, on December 31, 2012 we received an indemnity demand from counsel for New England Compounding Center (“NECC”) regarding claims made against NECC, including those related to NECC’s highly-publicized compounding and sale of tainted methylprednisolone acetate which reportedly resulted in a widespread outbreak of fungal meningitis and other infections. It has been reported that over 60 people died and another approximately 700 people were harmed as a result of this outbreak. This demand related to the limited, once-a-month cleaning services we provided to portions of NECC’s cleanroom facilities. Based on our preliminary review of this matter, we believe that NECC’s claims are without merit.

Over the summer of 2013, we received and responded to a subpoena from the Plaintiffs’ Steering Committee (“PSC”) appointed in conjunction with the NECC multi-district litigation (“MDL”) proceeding pending in federal court in Boston, Massachusetts. That subpoena sought information relating to the NECC matter. In September 2013, we entered into a tolling agreement with the PSC which, among other things, tolled defenses based on statutes of limitations with respect to certain claimants.

On November 5, 2013, a Master Complaint was filed in the NECC MDL proceeding naming us as one of numerous defendants in the matter. Individual plaintiffs may piggy-back on the Master Complaint by filing a Short Form Complaint to initiate legal actions against one or more of the defendants named in the Master Complaint. A plaintiff seeking to utilize a Short Form Complaint had until December 20, 2013 to do so. As of December 31, 2013, we have either received demand letters from or been named as a defendant in suits by over 200 parties related to the NECC matter. We have notified our insurers of these claims and they have issued reservation of rights letters with respect to coverage of these claims. We are in continuing discussions with our insurers concerning coverage matters. While we are unable to ascertain the ultimate outcome of this matter, based on the information currently available, we believe that a loss with respect to this matter is neither probable nor remote, and we are unable to reasonably assess an estimate or range of estimates of any potential losses. If we are found to be liable with respect to claims brought against us relating to NECC that are not covered by our insurance, we may incur liabilities that are material to our financial condition and operating results.

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

101 The following materials from UniFirst Corporation’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UniFirst Corporation

January 9, 2014	By:	/s/ Ronald D. Croatti Ronald D. Croatti President and Chief Executive Officer

January 9, 2014	By:	/s/ Steven S. Sintros Steven S. Sintros Vice President and Chief Financial Officer

EXHIBIT INDEX

*	31.1 Rule 13a-14(a)/15d-14(a) Certification of Ronald D. Croatti

*	31.2 Rule 13a-14(a)/15d-14(a) Certification of Steven S. Sintros

**	32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**	32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 The following materials from UniFirst Corporation’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

*	Filed herewith

**	Furnished herewith

25