Form 10-Q
period 2014-03-01
UNIFIRST CORP
filed 2014-04-10
CIK 717954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 1, 2014

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

The number of outstanding shares of UniFirst Corporation Common Stock and Class B Common Stock at April 4, 2014 were 15,208,398 and 4,866,519, respectively.

UniFirst Corporation

Quarterly Report on Form 10-Q

For the Quarter ended March 1, 2014

Table of Contents

Part I – FINANCIAL INFORMATION

Item 1 – Financial Statements

Consolidated Statements of Income for the Thirteen and Twenty-six Weeks ended March 1, 2014 and February 23, 2013

Consolidated Statements of Comprehensive Income for the Thirteen and Twenty-six Weeks ended March 1, 2014 and February 23, 2013

Consolidated Balance Sheets as of March 1, 2014 and August 31, 2013

Consolidated Statements of Cash Flows for the Twenty-six Weeks ended March 1, 2014 and February 23, 2013

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
Ex-31.1 Section 302 Certification of CEO
Ex-31.2 Section 302 Certification of CFO
Ex-32.1 Section 906 Certification of CEO
Ex-32.2 Section 906 Certification of CFO

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UniFirst Corporation and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
(In thousands, except per share data)	March 1, 2014	February 23, 2013	March 1, 2014	February 23, 2013

Revenues	$343,967	$334,306	$690,671	$666,875

Operating expenses:
Cost of revenues (1)	215,560	208,421	423,697	409,972
Selling and administrative expenses (1)	69,853	65,817	135,482	130,105
Depreciation and amortization	17,830	17,179	35,128	33,950
Total operating expenses	303,243	291,417	594,307	574,027

Income from operations	40,724	42,889	96,364	92,848

Other (income) expense:
Interest expense	216	400	424	860
Interest income	(877)	(924)	(1,642)	(1,691)
Exchange rate loss	161	198	2	38
Total other (income) expense	(500)	(326)	(1,216)	(793)

Income before income taxes	41,224	43,215	97,580	93,641
Provision for income taxes	15,577	16,573	37,471	36,239

Net income	$25,647	$26,642	$60,109	$57,402

Income per share – Basic:
Common Stock	$1.34	$1.40	$3.15	$3.02
Class B Common Stock	$1.08	$1.12	$2.52	$2.42

Income per share – Diluted:
Common Stock	$1.27	$1.33	$2.98	$2.86

Income allocated to – Basic:
Common Stock	$20,267	$20,963	$47,479	$45,155
Class B Common Stock	$5,041	$5,209	$11,836	$11,233

Income allocated to – Diluted:
Common Stock	$25,326	$26,196	$59,357	$56,440

Weighted average number of shares outstanding – Basic:
Common Stock	15,077	14,962	15,053	14,943
Class B Common Stock	4,687	4,647	4,690	4,647

Weighted average number of shares outstanding – Diluted:
Common Stock	19,924	19,747	19,897	19,714

Dividends per share:
Common Stock	$0.0375	$0.0375	$0.0750	$0.0750
Class B Common Stock	$0.0300	$0.0300	$0.0600	$0.0600

(1) Exclusive of depreciation on the Company’s property, plant and equipment and amortization of its intangible assets.

The accompanying notes are an integral part of these

Consolidated Financial Statements.

UniFirst Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
(In thousands)	March 1, 2014	February 23, 2013	March 1, 2014	February 23, 2013

Net Income	$25,647	$26,642	$60,109	$57,402

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(4,207)	(2,815)	(4,415)	(2,490)
Pension benefit liabilities, net (1)	—	—	—	50

Other comprehensive (loss) income	(4,207)	(2,815)	(4,415)	(2,440)

Comprehensive income	21,440	23,827	55,694	54,962

(1) Net of less than $0.1 million of tax expense for the twenty-six weeks ended February 23, 2013.

UniFirst Corporation and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

(In thousands, except share data)	March 1, 2014	August 31, 2013(a)
Assets
Current Assets:
Cash and cash equivalents	$157,242	$197,479
Receivables, less reserves of $6,496 and $4,894, respectively	151,344	142,217
Inventories	69,385	74,351
Rental merchandise in service	137,031	132,630
Prepaid and deferred income taxes	—	7,099
Prepaid expenses	9,119	7,618

Total current assets	524,121	561,394

Property, plant and equipment:
Land, buildings and leasehold improvements	386,513	376,222
Machinery and equipment	494,804	474,402
Motor vehicles	158,030	153,219

Total property, plant and equipment	1,039,347	1,003,843
Less -- accumulated depreciation	568,539	546,157

Total property, plant and equipment, net	470,808	457,686

Goodwill	302,518	302,363
Customer contracts, net	43,389	47,397
Other intangible assets, net	1,519	1,947
Deferred income taxes	1,362	1,417
Other assets	2,270	2,658
Total assets	$1,345,987	$1,374,862

Liabilities and shareholders' equity
Current liabilities:
Loans payable and current maturities of long-term debt	$8,913	$111,253
Accounts payable	58,406	54,221
Accrued liabilities	91,901	86,994
Accrued and deferred income taxes	14,207	12,506

Total current liabilities	173,427	264,974

Long-term liabilities:
Long-term debt, net of current maturities	155	155
Accrued liabilities	46,989	45,037
Accrued and deferred income taxes	52,361	51,298

Total long-term liabilities	99,505	96,490

Commitments and contingencies (Note 9)
Shareholders' equity:
Preferred stock, $1.00 par value; 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $0.10 par value; 30,000,000 shares authorized; 15,205,928 and 15,129,524 issued and outstanding as of March 1, 2014 and August 31, 2013, respectively	1,521	1,513
Class B Common Stock, $0.10 par value; 20,000,000 shares authorized; 4,866,519 and 4,873,277 issued and outstanding as of March 1, 2014 and August 31, 2013, respectively	487	487
Capital surplus	56,831	51,445
Retained earnings	1,017,186	958,508
Accumulated other comprehensive (loss) income	(2,970)	1,445

Total shareholders' equity	1,073,055	1,013,398

Total liabilities and shareholders’ equity	$1,345,987	$1,374,862

(a) Derived from audited financial statements

The accompanying notes are an integral part of these

Consolidated Financial Statements.

UniFirst Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

Twenty-six weeks ended (In thousands)	March 1, 2014	February 23, 2013
Cash flows from operating activities:
Net income	$60,109	$57,402
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	30,465	29,000
Amortization of intangible assets	4,663	4,950
Amortization of deferred financing costs	104	119
Share-based compensation	3,388	3,697
Accretion on environmental contingencies	358	271
Accretion on asset retirement obligations	362	331
Deferred income taxes	(190)	77
Changes in assets and liabilities, net of acquisitions:
Receivables	(9,545)	(11,194)
Inventories	5,173	1,108
Rental merchandise in service	(4,960)	8,461
Prepaid expenses	(1,504)	(2,402)
Accounts payable	4,340	(3,236)
Accrued liabilities	6,248	6,414
Prepaid and accrued income taxes	10,094	(2,480)
Net cash provided by operating activities	109,105	92,518

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(681)	(1,550)
Capital expenditures	(44,087)	(50,756)
Other	401	(72)
Net cash used in investing activities	(44,367)	(52,378)

Cash flows from financing activities:
Proceeds from loans payable and long-term debt	4,927	7,046
Payments on loans payable and long-term debt	(107,620)	(3,006)
Proceeds from exercise of Common Stock options	2,005	2,140
Payment of cash dividends	(1,428)	(1,424)
Net cash (used in) provided by financing activities	(102,116)	4,756

Effect of exchange rate changes	(2,859)	(1,740)

Net (decrease) increase in cash and cash equivalents	(40,237)	43,156
Cash and cash equivalents at beginning of period	197,479	120,123

Cash and cash equivalents at end of period	$157,242	$163,279

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

The Company has recorded certain immaterial classification adjustments to its August 31, 2013 balance sheet and February 23, 2013 statement of cash flows. These classification adjustments did not impact current or historical net income or shareholders’ equity.

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

3. Business Acquisitions

During the twenty-six weeks ended March 1, 2014, the Company completed two business acquisitions with an aggregate purchase price of approximately $0.7 million. The results of operations of these acquisitions have been included in the Company’s consolidated financial results since their respective acquisition dates. These acquisitions were not significant in relation to the Company’s consolidated financial results and, therefore, pro forma financial information has not been presented.

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

All financial assets or liabilities that are measured at fair value on a recurring basis (at least annually) have been segregated into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date.  The assets or liabilities measured at fair value on a recurring basis are summarized in the tables below (in thousands):

	As of March 1, 2014
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents	$31,828	$—	$—	$31,828
Total	$31,828	$—	$—	$31,828

	As of August 31, 2013
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents	$33,325	$—	$—	$33,325
Total	$33,325	$—	$—	$33,325

The Company’s cash equivalents listed above represents money market securities and are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The Company does not adjust the quoted market price for such financial instruments.

5. Employee Benefit Plans

Defined Contribution Retirement Savings Plan

The Company has a defined contribution retirement savings plan with a 401(k) feature for all eligible employees not under collective bargaining agreements. The Company matches a portion of the employee’s contribution and may make an additional contribution at its discretion. Contributions charged to expense under the plan for the thirteen weeks ended March 1, 2014 and February 23, 2013 were $4.1 million and $4.2 million, respectively. Contributions charged to expense under the plan for the twenty-six weeks ended March 1, 2014 and February 23, 2013 were $8.2 million and $8.5 million, respectively.

Pension Plans and Supplemental Executive Retirement Plans

The Company maintains an unfunded Supplemental Executive Retirement Plan for certain eligible employees of the Company, a non-contributory defined benefit pension plan covering union employees at one of its locations, and a frozen pension plan the Company assumed in connection with its acquisition of Textilease Corporation in fiscal 2004. The amount charged to expense related to these plans for the thirteen weeks ended March 1, 2014 and February 23, 2013 was $0.6 million for both periods. The amount charged to expense related to these plans for the twenty-six weeks ended March 1, 2014 and February 23, 2013 was $1.2 million for both periods.

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

	Thirteen weeks ended		Twenty-six weeks ended
	March 1, 2014	February 23, 2013	March 1, 2014	February 23, 2013

Net income	$25,647	$26,642	$60,109	$57,402

Allocation of net income for Basic:
Common Stock	$20,267	$20,963	$47,479	$45,155
Class B Common Stock	5,041	5,209	11,836	11,233
Unvested participating shares	339	470	794	1,014
	$25,647	$26,642	$60,109	$57,402

Weighted average number of shares for Basic:
Common Stock	15,077	14,962	15,053	14,943
Class B Common Stock	4,687	4,647	4,690	4,647
Unvested participating shares	288	383	288	383
	20,052	19,992	20,031	19,973

Earnings per share for Basic:
Common Stock	$1.34	$1.40	$3.15	$3.02
Class B Common Stock	$1.08	$1.12	$2.52	$2.42

The Company is required to calculate diluted EPS for Common Stock using the more dilutive of the following two methods:

•	The treasury stock method; or

•	The two-class method assuming a participating security is not exercised or converted.

For the thirteen and twenty-six weeks ended March 1, 2014, the Company’s diluted EPS assumes the conversion of all vested Class B Common Stock into Common Stock and uses the two-class method for its unvested participating shares. The following table sets forth the computation of diluted earnings per share of Common Stock for the thirteen and twenty-six weeks ended March 1, 2014 as follows (in thousands, except per share data):

	Thirteen weeks ended March 1, 2014			Twenty-six weeks ended March 1, 2014
	Earnings to Common Shareholders	Common Shares	EPS	Earnings to Common Shareholders	Common Shares	EPS

As reported - Basic	$20,267	15,077	$1.34	$47,479	15,053	$3.15

Add: effect of dilutive potential common shares
Share-based awards	—	160		—	154
Class B Common Stock	5,041	4,687		11,836	4,690

Add: Undistributed earnings allocated to unvested participating shares	329	—		776	—

Less: Undistributed earnings reallocated to unvested participating shares	(311)	—		(734)	—

Diluted EPS – Common Stock	$25,326	19,924	$1.27	$59,357	19,897	$2.98

Share-based awards that would result in the issuance of 3,836 shares of Common Stock were excluded from the calculation of diluted earnings per share for the thirteen weeks ended March 1, 2014 because they were anti-dilutive. Share-based awards that would result in the issuance of 770 shares of Common Stock were excluded from the calculation of diluted earnings per share for the twenty-six weeks ended March 1, 2014 because they were anti-dilutive.

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

The components of inventory as of March 1, 2014 and August 31, 2013 were as follows (in thousands):

	March 1, 2014	August 31, 2013
Raw materials	$14,221	$16,673
Work in process	3,449	2,366
Finished goods	51,715	55,312
Total inventories	$69,385	$74,351

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

A reconciliation of the Company’s asset retirement liability is as follows (in thousands):

March 1, 2013
Beginning balance as of August 31, 2013	$10,796
Accretion expense	362
Ending balance as of March 1, 2014	$11,158

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

Under environmental laws, an owner or lessee of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances located on, or in, or emanating from, such property, as well as related costs of investigation and property damage. Such laws often impose liability without regard to whether the owner or lessee knew of, or was responsible for the presence of such hazardous or toxic substances. There can be no assurances that acquired or leased locations have been operated in compliance with environmental laws and regulations or that future uses or conditions will not result in the imposition of liability upon the Company under such laws or expose the Company to third-party actions such as tort suits. The Company continues to address environmental conditions under terms of consent orders or otherwise negotiated with the applicable environmental authorities with respect to sites located in or related to Woburn, Massachusetts, Somerville, Massachusetts, Springfield, Massachusetts, Uvalde, Texas, Stockton, California, three sites related to former operations in Williamstown, Vermont, as well as sites located in Goldsboro, North Carolina, Wilmington, North Carolina and Landover, Maryland.

The Company has accrued certain costs related to the sites described above as it has been determined that the costs are probable and can be reasonably estimated. The Company has potential exposure related to an additional parcel of land (the "Central Area") related to the Woburn, Massachusetts site discussed above. Currently, the consent decree for the Woburn site does not define or require any remediation work in the Central Area. The United States Environmental Protection Agency (the "EPA") has provided the Company and other signatories to the consent decree with comments on the design and implementation of groundwater and soil remedies at the Woburn site and investigation of environmental conditions in the Central Area. The Company, and other signatories, have implemented and proposed to do additional work at the Woburn site but many of the EPA’s comments remain to be resolved. The Company has accrued costs to perform certain work responsive to EPA's comments. The Company has implemented mitigation measures and continues to monitor environmental conditions at the Somerville, Massachusetts site. The Company also expects to incur monitoring and mitigation costs associated with the planned construction of a transit station in the area. In addition, the Company has received notices of violations from Region 1 of the EPA under the Clean Air Act alleging that the Company failed to obtain certain permits necessary with respect to the laundering of soiled towels at seven New England facilities.  The Company has obtained, or is in the process of obtaining, the permits in question. The Company is negotiating with Region 1 of the EPA concerning potential penalties that may be imposed against the Company in connection with these seven New England facilities.  In the event that the EPA expands this enforcement initiative beyond Region 1, this could materially adversely affect the Company’s results of operations and financial condition.

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

There is usually a range of reasonable estimates of the costs associated with each site. In accordance with US GAAP, the Company’s accruals reflect the amount within the range that it believes is the best estimate or the low end of a range of estimates if no point within the range is a better estimate. Where it believes that both the amount of a particular liability and the timing of the payments are reliably determinable, the Company adjusts the cost in current dollars using a rate of 3% for inflation until the time of expected payment and discounts the cost to present value using current risk-free interest rates. As of March 1, 2014, the risk-free interest rates utilized by the Company ranged from 2.7% to 3.6%.

For environmental liabilities that have been discounted, the Company includes interest accretion, based on the effective interest method, in selling and administrative expenses on the Consolidated Statements of Income. The changes to the Company’s environmental liabilities for the twenty-six weeks ended March 1, 2014 are as follows (in thousands):

March 1, 2014
Beginning balance as of August 31, 2013	$19,680
Payments made for which reserves had been provided	(1,109)
Insurance proceeds received	535
Interest accretion	358
Revision in estimates	(21)
Change in discount rates	193

Balance as of March 1, 2014	$19,636

Anticipated payments and insurance proceeds of currently identified environmental remediation liabilities as of March 1, 2014, for the next five fiscal years and thereafter, as measured in current dollars, are reflected below.

(In thousands)	2014	2015	2016	2017	2018	Thereafter	Total
Estimated costs – current dollars	$4,563	$2,620	$1,887	$865	$797	$12,421	$23,153

Estimated insurance proceeds	—	(173)	(159)	(173)	(159)	(1,593)	(2,257)

Net anticipated costs	$4,563	$2,447	$1,728	$692	$638	$10,828	$20,896

Effect of inflation							7,413
Effect of discounting							(8,673)

Balance as of March 1, 2014							$19,636

Estimated insurance proceeds are primarily received from an annuity received as part of a legal settlement with an insurance company. Annual proceeds of approximately $0.3 million are deposited into an escrow account which funds remediation and monitoring costs for three sites related to former operations in Williamstown, Vermont. Annual proceeds received but not expended in the current year accumulate in this account and may be used in future years for costs related to this site through the year 2027. As of March 1, 2014, the balance in this escrow account, which is held in a trust and is not recorded in the Company’s Consolidated Balance Sheet, was approximately $2.7 million. Also included in estimated insurance proceeds are amounts the Company is entitled to receive pursuant to legal settlements as reimbursements from three insurance companies for estimated costs at the site in Uvalde, Texas.

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

Over the summer of 2013, the Company received and responded to a subpoena from the Plaintiffs’ Steering Committee (PSC) appointed in conjunction with the NECC multi-district litigation (MDL) proceeding pending in federal court in Boston, Massachusetts. That subpoena sought information relating to the NECC matter. In September 2013, the Company entered into a tolling agreement with the PSC which, among other things, tolled defenses based on statutes of limitations with respect to certain claimants.

On November 5, 2013, a Master Complaint was filed in the NECC MDL proceeding naming the Company as one of numerous defendants in the matter. Individual plaintiffs were able to piggy-back on the Master Complaint by filing a Short Form Complaint to initiate legal actions against one or more of the defendants named in the Master Complaint. As of March 28, 2014, the Company has either received demand letters from or been named as a defendant in suits relating to approximately 300 patients who allegedly received the tainted drug from NECC. The Company has notified its insurers of these claims and they have issued reservation of rights letters with respect to coverage of these claims. The Company is in continuing discussions with its insurers concerning coverage matters. While the Company is unable to ascertain the ultimate outcome of this matter, based on the information currently available, the Company believes that a loss with respect to this matter is neither probable nor remote, and the Company is unable to reasonably assess an estimate or range of estimates of any potential losses. If the Company is found to be liable with respect to claims brought against them relating to NECC that are not covered by the Company’s insurance, the Company may incur liabilities that are material to its financial condition and operating results.

10. Income Taxes

The Company’s effective income tax rate was 37.8% and 38.4% for the thirteen and twenty-six weeks ended March 1, 2014, respectively, as compared to 38.4% and 38.7% for the thirteen and twenty-six weeks ended February 23, 2013. The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense which is consistent with the recognition of these items in prior reporting periods. During the twenty-six weeks ended March 1, 2014, there were no material changes in the amount of unrecognized tax benefits or the amount accrued for interest and penalties.

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

11. Long-Term Debt

On May 5, 2011, the Company entered into a $250.0 million unsecured revolving credit agreement (the “Credit Agreement”) with a syndicate of banks, which matures on May 4, 2016. Under the Credit Agreement, the Company is able to borrow funds at variable interest rates based on, at the Company’s election, the Eurodollar rate or a base rate, plus in each case a spread based on the Company’s consolidated funded debt ratio. Availability of credit requires compliance with certain financial and other covenants, including a maximum consolidated funded debt ratio and minimum consolidated interest coverage ratio as defined in the Credit Agreement. The Company tests its compliance with these financial covenants on a fiscal quarterly basis. At March 1, 2014, the interest rates applicable to the Company’s borrowings under the Credit Agreement would be calculated as LIBOR plus 75 basis points at the time of the respective borrowing. As of March 1, 2014, the Company had no outstanding borrowings, outstanding letters of credit amounting to $49.7 million and $200.3 million available for borrowing under the Credit Agreement.

On September 14, 2006, the Company issued $100.0 million of floating rates notes (“Floating Rate Notes”) pursuant to a Note Purchase Agreement, which bore interest at LIBOR plus 50 basis points. On September 14, 2013, the Floating Rate Notes matured and were repaid in full from the Company’s cash reserves.

As of March 1, 2014, the Company was in compliance with all covenants under the Credit Agreement.

12. Accumulated Other Comprehensive (Loss) Income

The changes in each component of accumulated other comprehensive (loss) income, net of tax, are as follows (in thousands):

	Foreign Currency Translation	Pension- related	Total Accumulated Other Comprehensive (Loss) Income
Balance as of August 31, 2013	$5,563	$(4,118)	$1,445

Other comprehensive (loss) income before reclassification	(4,415)	—	(4,415)

Net current period other comprehensive (loss) income	(4,415)	—	(4,415)

Balance as of March 1, 2014	$1,148	$(4,118)	$(2,970)

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

The MFG operating segment designs and manufactures uniforms and non-garment items solely for the purpose of providing these goods to the US and Canadian Rental and Cleaning reporting segment. MFG revenues are generated when goods are shipped from the Company’s manufacturing facilities, or its subcontract manufacturers, to other Company locations. These revenues are recorded at a transfer price which is typically in excess of the actual manufacturing cost. Manufactured products are carried in inventory until placed in service at which time they are amortized at this transfer price. On a consolidated basis, intercompany revenues and income are eliminated and the carrying value of inventories and rental merchandise in service is reduced to the manufacturing cost. Income before income taxes from MFG net of the intercompany MFG elimination offsets the merchandise amortization costs incurred by the US and Canadian Rental and Cleaning reporting segment as the merchandise costs of this reporting segment are amortized and recognized based on inventories purchased from MFG at the transfer price which is above the Company’s manufacturing cost.

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

The Company refers to the US and Canadian Rental and Cleaning, MFG, and Corporate reporting segments combined as its “Core Laundry Operations,” which is included as a subtotal in the following tables (in thousands):

Thirteen weeks ended	US and Canadian Rental and Cleaning	MFG	Net Interco MFG Elim	Corporate	Subtotal Core Laundry Operations	Specialty Garments	First Aid	Total

March 1, 2014
Revenues	$309,342	$42,101	$(42,101)	$3,839	$313,181	$20,406	$10,380	$343,967

Income (loss) from operations	$46,794	$14,299	$362	$(22,012)	$39,443	$312	$969	$40,724

Interest (income) expense, net	$(865)	$—	$—	$204	$(661)	$—	$—	$(661)

Income (loss) before taxes	$47,640	$14,270	$362	$(22,266)	$40,006	$249	$969	$41,224

February 23, 2013
Revenues	$297,800	$38,177	$(38,177)	$3,829	$301,629	$22,593	$10,084	$334,306

Income (loss) from operations	$48,411	$12,783	$(40)	$(20,827)	$40,327	$1,275	$1,287	$42,889

Interest (income) expense, net	$(827)	$—	$—	$303	$(524)	$—	$—	$(524)

Income (loss) before taxes	$49,241	$12,773	$(40)	$(21,139)	$40,835	$1,093	$1,287	$43,215

Twenty-six weeks ended	US and Canadian Rental and Cleaning	MFG	Net Interco MFG Elim	Corporate	Subtotal Core Laundry Operations	Specialty Garments	First Aid	Total

March 1, 2014
Revenues	$617,784	$86,334	$(86,334)	$7,403	$625,187	$44,849	$20,635	$690,671

Income (loss) from operations	$105,153	$29,873	$(902)	$(42,309)	$91,815	$3,071	$1,478	$96,364

Interest (income) expense, net	$(1,595)	$—	$—	$377	$(1,218)	$—	$—	$(1,218)

Income (loss) before taxes	$106,727	$29,763	$(902)	$(42,735)	$92,853	$3,249	$1,478	$97,580

February 23, 2013
Revenues	$589,083	$80,772	$(80,772)	$7,106	$596,189	$50,477	$20,209	$666,875

Income (loss) from operations	$99,682	$28,105	$(3,006)	$(39,926)	$84,855	$5,979	$2,014	$92,848

Interest (income) expense, net	$(1,521)	$—	$—	$690	$(831)	$—	$—	$(831)

Income (loss) before taxes	$101,206	$28,020	$(3,006)	$(40,637)	$85,583	$6,044	$2,014	$93,641

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR FOR FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and any documents incorporated by reference contain forward looking statements within the meaning of the federal securities laws. Forward looking statements contained in this Quarterly Report on Form 10-Q and any documents incorporated by reference are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Forward looking statements may be identified by words such as “estimates,” “anticipates,” “projects,” “plans,” “expects,” “intends,” “believes,” “seeks,” “could,” “should,” “may,” “will,” or the negative versions thereof, and similar expressions and by the context in which they are used. Such forward looking statements are based upon our current expectations and speak only as of the date made. Such statements are highly dependent upon a variety of risks, uncertainties and other important factors that could cause actual results to differ materially from those reflected in such forward looking statements. Such factors include, but are not limited to, uncertainties caused by the continuing adverse worldwide economic conditions, uncertainties regarding our ability to consummate and successfully integrate acquired businesses, uncertainties regarding any existing or newly-discovered expenses and liabilities related to environmental compliance and remediation, any adverse outcome of pending or future contingencies or claims, our ability to compete successfully without any significant degradation in our margin rates, seasonal fluctuations in business levels, our ability to preserve positive labor relationships and avoid becoming the target of corporate labor unionization campaigns that could disrupt our business, the effect of currency fluctuations on our results of operations and financial condition, our dependence on third parties to supply us with raw materials, any loss of key management or other personnel, increased costs as a result of any future changes in federal or state laws, rules and regulations or governmental interpretation of such laws, rules and regulations, uncertainties regarding the price levels of natural gas, electricity, fuel and labor, the impact of adverse economic conditions and the current tight credit markets on our customers and such customers’ workforces, the level and duration of workforce reductions by our customers, the continuing increase in domestic healthcare costs, including the ultimate impact of the Affordable Care Act, demand and prices for our products and services, rampant criminal activity and instability in Mexico where our principal garment manufacturing plants are located, our ability to properly and efficiently design, construct, implement and operate our new CRM computer system, interruptions or failures of our information technology systems, including as a result of cyber-attacks, additional professional and internal costs necessary for compliance with recent and proposed future changes in Securities and Exchange Commission, New York Stock Exchange and accounting rules, strikes and unemployment levels, our efforts to evaluate and potentially reduce internal costs, economic and other developments associated with the war on terrorism and its impact on the economy, general economic conditions and other factors described under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended August 31, 2013 and in other filings with the Securities and Exchange Commission. We undertake no obligation to update any forward looking statements to reflect events or circumstances arising after the date on which such statements are made.

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

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, the most important and pervasive accounting policies used and areas most sensitive to material changes from external factors. See Note 1 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended August 31, 2013 for additional discussion regarding our application of these and other accounting policies.

Results of Operations

The following table presents certain selected financial data, including the percentage of revenues represented by each item, for the thirteen and twenty-six weeks ended March 1, 2014 and the thirteen and twenty-six weeks ended February 23, 2013. Cost of revenues presented in the table below include the amortization of rental merchandise in service and merchandise costs related to direct sales as well as labor and other production, service and delivery costs associated with operating our industrial laundries, Specialty Garments facilities, First Aid locations and our distribution center. Selling and administrative costs include costs related to our sales and marketing functions as well as general and administrative costs associated with our corporate offices and operating locations including information systems, engineering, materials management, manufacturing planning, finance, budgeting, and human resources.

	Thirteen weeks ended					Twenty-six weeks ended
(In thousands, except percentages)	March 1, 2014	% of Rev.	February 23, 2013	% of Rev.	% Change	March 1, 2014	% of Rev.	February 23, 2013	% of Rev.	% Change

Revenues	$343,967	100.0%	$334,306	100.0%	2.9%	$690,671	100.0%	$666,875	100.0%	3.6%

Operating expenses:
Cost of revenues (1)	215,560	62.7	208,421	62.3	3.4	423,697	61.3	409,972	61.5	3.3
Selling and administrative expenses (1)	69,853	20.3	65,817	19.7	6.1	135,482	19.6	130,105	19.5	4.1
Depreciation and amortization	17,830	5.2	17,179	5.1	3.8	35,128	5.1	33,950	5.1	3.5
Total operating expenses	303,243	88.2	291,417	87.2	4.1	594,307	86.0	574,027	86.1	3.5

Income from operations	40,724	11.8	42,889	12.8	(5.0)	96,364	14.0	92,848	13.9	3.8

Other (income) expense	(500)	(0.1)	(326)	(0.1)	53.4	(1,216)	(0.2)	(793)	(0.1)	53.3

Income before income taxes	41,224	12.0	43,215	12.9	(4.6)	97,580	14.1	93,641	14.0	4.2
Provision for income taxes	15,577	4.5	16,573	5.0	(6.0)	37,471	5.4	36,239	5.4	3.4

Net income	$25,647	7.5%	$26,642	8.0%	(3.7)%	$60,109	8.7%	$57,402	8.6%	4.7%

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

The price of fuel and energy needed to run our vehicles and equipment is unpredictable and fluctuates based on events outside our control, including geopolitical developments, supply and demand for oil and gas, actions by OPEC and other oil and gas producers, war and unrest in oil producing countries, regional production patterns, limits on refining capacities, natural disasters and environmental concerns. Increases in the price of fuel or energy could negatively impact our financial results.

The cost of healthcare that we provide to our employees has grown over the last few years at a rate in excess of our revenue growth and as a result, has negatively impacted our operating results. In fiscal 2015, the Affordable Care Act (“ACA”) will require us to modify one of the healthcare plans we provide to our employees. In addition, we will incur additional costs related to ACA transitional reinsurance fees that will be paid in fiscal years 2015, 2016 and 2017. We expect that the required modifications to our healthcare plan and the incurrence of such fees will increase our cost of providing healthcare to our employees. There remains considerable uncertainty as to how significant the increase to the healthcare costs will be, including the effect of the plan modifications on the behavior of our employees as well as the potential for increased enrollment in our plans. Although uncertainty exists, we anticipate that our future operating results will continue to be further adversely impacted by increasing healthcare costs.

We are currently undertaking a company-wide initiative to update our customer relationship management systems. As of March 1, 2014, we have capitalized $31.3 million related to our project (“Unity 20/20”). We currently anticipate deployment of this system to begin in the second half of fiscal 2015, at which time we expect to incur certain non-recurring costs associated with the training and deployment effort. In addition, the deployment of the system will result in increased depreciation expense. These increased costs will negatively impact our operating results.

A portion of our sales is derived from international markets, including Canada. Revenues denominated in currencies other than the U.S. dollar represented approximately 9.7% and 8.7% of total consolidated revenues for the twenty-six weeks ended March 1, 2014 and February 23, 2013, respectively. The operating results of our international subsidiaries are translated into U.S. dollars and such results are affected by movements in foreign currencies relative to the U.S. dollar. In the thirteen and twenty-six weeks ended March 1, 2014, foreign currency negatively impacted our revenues by 0.7% and 0.6%, respectively. This impact was primarily driven by unfavorable fluctuations in the Canadian dollar. Our operating results for the remainder of fiscal 2014 will be impacted by the recent weakness in the Canadian dollar and could be further impacted by any additional devaluation.

The current worldwide economic uncertainty may negatively impact our revenues and operating performance in fiscal 2014 and beyond due to the impact on spending plans and employment levels of our customers and sales prospects. Throughout fiscal 2013 and into fiscal 2014, U.S. unemployment rates remained high, which had a negative effect on wearer levels and, as a result, on our business.

Thirteen weeks ended March 1, 2014 compared with thirteen weeks ended February 23, 2013

Revenues

(In thousands, except percentages)	March 1, 2014	February 23, 2013	Dollar Change	Percent Change

Core Laundry Operations	$313,181	$301,629	$11,552	3.8%
Specialty Garments	20,406	22,593	(2,187)	(9.7)
First Aid	10,380	10,084	296	2.9
Consolidated total	$343,967	$334,306	$9,661	2.9%

For the thirteen weeks ended March 1, 2014, our consolidated revenues increased by $9.7 million from the comparable period in fiscal 2013, or 2.9%. In the thirteen weeks ended February 23, 2013, revenues were positively impacted by a large customer buyout. Excluding the impact of this buyout, overall revenues would have increased 3.6%. The increase in consolidated revenues was principally due to an $11.6 million increase in revenues from our Core Laundry Operations. Core Laundry Operations’ revenues increased to $313.2 million for the thirteen weeks ended March 1, 2014 from $301.6 million for the comparable period of fiscal 2013, or 3.8%. Revenue comparisons for this segment were negatively impacted by the customer buyout in the thirteen weeks ended February 23, 2013 as well as a weaker Canadian dollar. Excluding the negative impact of these items as well as the positive effect of acquisitions, Core Laundry Operations’ revenues grew 4.3%. Organic growth in the thirteen weeks ended March 1, 2014 benefited from stronger new account sales as well as certain annual price adjustments.

Specialty Garments’ revenues decreased to $20.4 million in the second fiscal quarter of 2014 from $22.6 million in the comparable period of 2013, a decrease of 9.7%. This decrease was primarily the result of reduced power reactor business in the U.S. and Canada compared to a year ago. This segment’s results are often affected by the timing and length of its customers’ power reactor outages as well as its project-based activities. First Aid’s revenues increased by $0.3 million, or 2.9%, for the thirteen weeks ended March 1, 2014 as compared to the same period in fiscal 2013.

Cost of Revenues

For the thirteen weeks ended March 1, 2014, cost of revenues increased to 62.7% of revenues, or $215.6 million, from 62.3% of revenues, or $208.4 million, for the thirteen weeks ended February 23, 2013. This increase was primarily due to higher costs in our Core Laundry Operations’ related to our plant operations and energy as a percentage of revenues as well as higher bad debt expense in the thirteen weeks ended March 1, 2014 compared to the prior year. These increases were partially offset by lower merchandise costs as well as lower healthcare claims expense as a percentage of revenues. In addition, cost of revenues for the Specialty Garments segment increased as a percentage of revenues due to the revenue contraction that segment experienced in the thirteen weeks ended March 1, 2014 compared to the prior year.

Selling and Administrative Expense

For the thirteen weeks ended March 1, 2014, selling and administrative expenses increased to 20.3% of revenues, or $69.9 million, from 19.7% of revenues, or $65.8 million, for the thirteen weeks ended February 23, 2013. This increase was primarily due to higher payroll costs as a percentage of revenues as well as an increase in legal and environmental expense compared to the prior year. These amounts were partially offset by lower healthcare claims expense as a percentage of revenues during the quarter.

Depreciation and Amortization

Our depreciation and amortization expense was $17.8 million, or 5.2% of revenues, for the thirteen weeks ended March 1, 2014 compared to $17.2 million, or 5.1% of revenues, for the thirteen weeks ended February 23, 2013. The increase in depreciation and amortization expense was due to capital expenditure and acquisition activity in earlier periods.

Income from Operations

For the thirteen weeks ended March 1, 2014 and February 23, 2013, changes in our revenues and costs as discussed above resulted in the following changes in our income from operations:

(In thousands, except percentages)	March 1, 2014	February 23, 2013	Dollar Change	Percent Change

Core Laundry Operations	$39,443	$40,327	$(884)	(2.2)%
Specialty Garments	312	1,275	(963)	(75.5)
First Aid	969	1,287	(318)	(24.7)
Consolidated total	$40,724	$42,889	$(2,165)	(5.0)%

Other (Income) Expense

Other (income) expense, which includes interest expense, interest income and exchange rate loss, was a gain of $0.5 in the thirteen weeks ended March 1, 2014 compared to a gain of $0.3 million in the thirteen weeks ended February 23, 2013. The increase was primarily due to a decrease in interest expense from $0.4 million in the thirteen weeks ended February 23, 2013 to $0.2 million in the thirteen weeks ended March 1, 2014. The decrease in interest expense was due to the Company’s repayment of $100.0 million in private placement notes that came due in September 2013.

Provision for Income Taxes

Our effective income tax rate was 37.8% for the thirteen weeks ended March 1, 2014, compared to 38.4% for the thirteen weeks ended February 23, 2013.

Twenty-six weeks ended March 1, 2014 compared with Twenty-six weeks ended February 23, 2013

Revenues

(In thousands, except percentages)	March 1, 2014	February 23, 2013	Dollar Change	Percent Change

Core Laundry Operations	$625,187	$596,189	$28,998	4.9%
Specialty Garments	44,849	50,477	(5,628)	(11.1)
First Aid	20,635	20,209	426	2.1
Consolidated total	$690,671	$666,875	$23,796	3.6%

For the twenty-six weeks ended March 1, 2014, our consolidated revenues increased by $23.8 million from the comparable period in fiscal 2013, or 3.6%. In the twenty-six weeks ended February 23, 2013, revenues were positively impacted by a large customer buyout. Excluding the impact of this buyout, overall revenues would have increased 3.9%. The increase in consolidated revenues was principally due to a $29.0 million increase in revenues from our Core Laundry Operations. Core Laundry Operations’ revenues increased to $625.2 million for the twenty-six weeks ended March 1, 2014 from $596.2 million for the comparable period of fiscal 2013, an increase of 4.9%. Revenue comparisons for this segment were negatively impacted by the customer buyout in the twenty-six weeks ended February 23, 2013 as well as a weaker Canadian dollar. Excluding the negative impact of these items as well as the positive effect of acquisitions, Core Laundry Operations’ revenues grew 4.7%. Organic growth in the first half of fiscal 2014 benefited from stronger new account sales as well as certain annual price adjustments.

Specialty Garments’ revenues decreased to $44.8 million in the twenty-six weeks ended March 1, 2014 from $50.5 million in the comparable period of 2013, a decrease of 11.1%. This decrease was primarily the result of reduced power reactor business in the U.S. and Canada compared to a year ago. This segment’s results are often affected by the timing and length of its customers’ power reactor outages as well as its project-based activities. First Aid’s revenues increased by $0.4 million, or 2.1%, in the twenty-six weeks ended March 1, 2014.

Cost of Revenues

For the twenty-six weeks ended March 1, 2014, cost of revenues decreased to 61.3% of revenues, or $423.7 million, from 61.5% of revenues, or $410.0 million, for the twenty-six weeks ended February 23, 2013. This decrease was primarily due to lower merchandise costs as a percentage of revenues in our Core Laundry Operations, due to the revenue growth this segment experienced, which was partially offset by higher costs related to our plant operations. In addition, cost of revenues for the Specialty Garments segment increased as a percentage of revenues due to the revenue contraction that segment experienced in the first half of fiscal 2014 compared to the prior year.

Selling and Administrative Expense

Our selling and administrative expenses increased to 19.6% of revenues, or $135.5 million, for the twenty-six weeks ended March 1, 2014 from 19.5% of revenues, or $130.1 million, for the twenty-six weeks ended February 23, 2013. This increase was primarily due to higher payroll costs as a percentage of revenues as well as an increase in legal and environmental expense compared to the prior year, which was partially offset by lower payroll-related costs as a percentage of revenues.

Depreciation and Amortization

Our depreciation and amortization expense was $35.1 million, or 5.1% of revenues, for the twenty-six weeks ended March 1, 2014 compared to $34.0 million, or 5.1% of revenues, for the twenty-six weeks ended February 23, 2013. Depreciation and amortization expense increased due to capital expenditure and acquisition activity in earlier periods.

Income from Operations

For the twenty-six weeks ended March 1, 2014 and February 23, 2013, the revenue growth in our operations, as well as the change in our costs as discussed above, resulted in the following changes in our income from operations:

(In thousands, except percentages)	March 1, 2014	February 23, 2013	Dollar Change	Percent Change

Core Laundry Operations	$91,815	$84,855	$6,960	8.2%
Specialty Garments	3,071	5,979	(2,908)	(48.6)
First Aid	1,478	2,014	(536)	(26.6)
Consolidated total	$96,364	$92,848	$3,516	3.8%

Other (Income) Expense

Other (income) expense, which includes interest expense, interest income and foreign currency exchange loss, was a gain of $1.2 million for the twenty-six weeks ended March 1, 2014 as compared to a gain of $0.8 million for the twenty-six weeks ended February 23, 2013. The increase was primarily due to a decrease in interest expense from $0.9 million in the twenty-six weeks ended February 23, 2013 to $0.4 million in the twenty-six weeks ended March 1, 2014. The decrease in interest expense was due to the Company’s repayment of $100.0 million in private placement notes that came due in September 2013.

Provision for Income Taxes

Our effective income tax rate was 38.4% for the twenty-six weeks ended March 1, 2014, as compared to 38.7% for the twenty-six weeks ended February 23, 2013.

Liquidity and Capital Resources

General

Cash and cash equivalents totaled $157.2 million as of March 1, 2013, a decrease of $40.2 million from August 31, 2013 when the amount totaled $197.5 million. Our working capital was $350.7 million as of March 1, 2014 compared to $296.4 million as of August 31, 2013. In addition, we generated $109.1 million and $211.6 million in cash from operating activities in the twenty-six weeks ended March 1, 2014 and the full fiscal year ended August 31, 2013, respectively. We have accumulated $61.8 million in cash outside the United States that is expected to be invested indefinitely in our foreign subsidiaries. If these funds were distributed to the U.S. in the form of dividends, we would likely be subject to additional U.S. income taxes. However, we do not believe than any resulting taxes payable would have a material impact on our liquidity. We believe that our current cash and cash equivalent balances, our cash generated from future operations and amounts available under our Credit Agreement (defined below) will be sufficient to meet our current anticipated working capital and capital expenditure requirements for at least the next 12 months.

Cash flows provided by operating activities have historically been the primary source of our liquidity. We generally use these cash flows to fund most, if not all, of our operations, capital expenditure and acquisition activities as well as dividends on our common stock. We may also use cash flows provided by operating activities, as well as proceeds from loans payable and long-term debt, to fund growth and acquisition opportunities, as well as other cash requirements.

Cash Provided by Operating Activities

Cash provided by operating activities for the twenty-six weeks ended March 1, 2014 was $109.1 million, an increase of $16.6 million from prior year when cash provided by operating activities was $92.5 million. The net increase was primarily driven by the following factors:

●	An increase in cash flows of $3,679 generated from higher net income, exclusive of non-cash adjustment items;
●

An increase in cash flows of $13,175 generated by changes in working capital primarily driven by the timing of our income tax and vendor payments as well as changes in our inventories offset by outflows related to changes in our rental merchandise in service balance.

Cash Used in Investing Activities

Cash used in investing activities for the twenty-six weeks ended March 1, 2014 was $44.4 million, a decrease of $8.0 million from prior year when cash used in investing activities was $52.4 million. The net decrease in cash used in investing activities was primarily driven by a decrease in cash outflows of $6.7 million for capital expenditures during the twenty-six weeks ended March 1, 2014 compared to prior year.

Cash (Used in) Provided by Financing Activities

Cash used in financing activities for the twenty-six weeks ended March 1, 2014 was $102.1 million compared to cash provided by financing activities of $4.8 million for the twenty-six weeks ended February 23, 2013, or an additional outflow of $106.9 million. This change was due to a net cash outflow related to loans payable and long-term debt of $102.7 million in the twenty-six weeks ended March 1, 2014, which was primarily attributable to the repayment of $100 million of Floating Rate Notes (defined below) that came due in September 2013 from our cash reserves. Comparatively, in the twenty-six weeks ended February 23, 2013 we had a net cash inflow of $4.0 million related to loans payable and long-term debt.

Long-Term Debt and Borrowing Capacity

On May 5, 2011, we entered into a $250.0 million unsecured revolving credit agreement (the “Credit Agreement”) with a syndicate of banks, which matures on May 4, 2016. Under the Credit Agreement, we are able to borrow funds at variable interest rates based on, at our election, the Eurodollar rate or a base rate, plus in each case a spread based on our consolidated funded debt ratio. Availability of credit requires compliance with certain financial and other covenants, including a maximum consolidated funded debt ratio and minimum consolidated interest coverage ratio as defined in the Credit Agreement. We test our compliance with these financial covenants on a fiscal quarterly basis. At March 1, 2014, the interest rates applicable to our borrowings under the Credit Agreement were calculated as LIBOR plus 75 basis points at the time of the respective borrowing. As of March 1, 2014, we had no outstanding borrowings, outstanding letters of credit amounting to $49.7 million and $200.3 million available for borrowing under the Credit Agreement.

On September 14, 2006, we issued $100.0 million of floating rates notes (“Floating Rate Notes”) pursuant to a Note Purchase Agreement, which bore interest at LIBOR plus 50 basis points. On September 14, 2013, the Floating Rate Notes matured and were repaid in full from our cash reserves.

As of March 1, 2014, we were in compliance with all covenants under the Credit Agreement.

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

Under environmental laws, an owner or lessee of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances located on, or in, or emanating from such property, as well as related costs of investigation and property damage. Such laws often impose liability without regard to whether the owner or lessee knew of, or was responsible for, the presence of such hazardous or toxic substances. There can be no assurances that acquired or leased locations have been operated in compliance with environmental laws and regulations or that future uses or conditions will not result in the imposition of liability upon our Company under such laws or expose our Company to third party actions such as tort suits. We continue to address environmental conditions under terms of consent orders or otherwise negotiated with the applicable environmental authorities with respect to sites located in or related to Woburn, Massachusetts, Somerville, Massachusetts, Springfield, Massachusetts, Uvalde, Texas, Stockton, California, three sites related to former operations in Williamstown, Vermont, as well as sites located in Goldsboro, North Carolina, Wilmington, North Carolina and Landover, Maryland.

We have accrued certain costs related to the sites described above as it has been determined that the costs are probable and can be reasonably estimated. We have potential exposure related to an additional parcel of land (the “Central Area”) related to the Woburn, Massachusetts site discussed above. Currently, the consent decree for the Woburn site does not define or require any remediation work in the Central Area. The United States Environmental Protection Agency (the “EPA”) has provided us and other signatories to the consent decree with comments on the design and implementation of groundwater and soil remedies at the Woburn site and investigation of environmental conditions in the Central Area. We, and other signatories, have implemented and proposed to do additional work at the Woburn site but many of the EPA’s comments remain to be resolved. We have accrued costs to perform certain work responsive to EPA's comments. We have implemented mitigation measures and continue to monitor environmental conditions at the Somerville, Massachusetts site. We also expect to incur monitoring and mitigation costs associated with the planned construction of a transit station in the area. In addition, we have received notices of violations from Region 1 of the EPA under the Clean Air Act alleging that we failed to obtain certain permits necessary with respect to the laundering of soiled towels at seven New England facilities.  We have obtained, or are in the process of obtaining, the permits in question. We are negotiating with Region 1 of the EPA concerning potential penalties that may be imposed against us in connection with these seven New England facilities. In the event that the EPA expands this enforcement initiative beyond Region 1, this could materially adversely affect our results of operations and financial condition.

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

There is usually a range of reasonable estimates of the costs associated with each site. In accordance with US GAAP, our accruals represent the amount within the range that we believe is the best estimate or the low end of a range of estimates if no point within the range is a better estimate. When we believe that both the amount of a particular liability and the timing of the payments are reliably determinable, we adjust the cost in current dollars using a rate of 3% for inflation until the time of expected payment and discount the cost to present value using current risk-free interest rates. As of March 1, 2014, the risk-free interest rates we utilized ranged from 2.7% to 3.6%.

For environmental liabilities that have been discounted, we include interest accretion, based on the effective interest method, in selling and administrative expenses on the Consolidated Statements of Income. The changes to the amounts of our environmental liabilities for the twenty-six weeks ended March 1, 2014 are as follows (in thousands):

March 1, 2014
Beginning balance as of August 31, 2013	$19,680
Payments made for which reserves had been provided	(1,109)
Insurance proceeds received	535
Interest accretion	358
Revision in estimates	(21)
Change in discount rates	193

Balance as of March 1, 2014	$19,636

Anticipated payments and insurance proceeds relating to currently identified environmental remediation liabilities as of March 1, 2014, for the next five fiscal years and thereafter, as measured in current dollars, are reflected below.

(In thousands)	2014	2015	2016	2017	2018	Thereafter	Total
Estimated costs – current dollars	$4,563	$2,620	$1,887	$865	$797	$12,421	$23,153

Estimated insurance proceeds	—	(173)	(159)	(173)	(159)	(1,593)	(2,257)

Net anticipated costs	$4,563	$2,447	$1,728	$692	$638	$10,828	$20,896

Effect of inflation							7,413
Effect of discounting							(8,673)

Balance as of March 1, 2014							$19,636

Estimated insurance proceeds are primarily received from an annuity received as part of our legal settlement with an insurance company. Annual proceeds of approximately $0.3 million are deposited into an escrow account which funds remediation and monitoring costs for three sites related to our former operations in Williamstown, Vermont. Annual proceeds received but not expended in the current year accumulate in this account and may be used in future years for costs related to this site through the year 2027. As of March 1, 2014, the balance in this escrow account, which is held in a trust and is not recorded in our Consolidated Balance Sheet, was approximately $2.7 million. Also included in estimated insurance proceeds are amounts we are entitled to receive pursuant to legal settlements as reimbursements from three insurance companies for estimated costs at the site in Uvalde, Texas.

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

Over the summer of 2013, we received and responded to a subpoena from the Plaintiffs’ Steering Committee (PSC) appointed in conjunction with the NECC multi-district litigation (MDL) proceeding pending in federal court in Boston, Massachusetts. That subpoena sought information relating to the NECC matter. In September 2013, we entered into a tolling agreement with the PSC which, among other things, tolled defenses based on statutes of limitations with respect to certain claimants.

On November 5, 2013, a Master Complaint was filed in the NECC MDL proceeding naming us as one of numerous defendants in the matter. Individual plaintiffs were able to piggy-back on the Master Complaint by filing a Short Form Complaint to initiate legal actions against one or more of the defendants named in the Master Complaint. As of March 28, 2014, we have either received demand letters from or been named as a defendant in suits relating to approximately 300 patients who allegedly received the tainted drug from NECC. We have notified our insurers of these claims and they have issued reservation of rights letters with respect to coverage of these claims. We are in continuing discussions with our insurers concerning coverage matters. While we are unable to ascertain the ultimate outcome of this matter, based on the information currently available, we believe that a loss with respect to this matter is neither probable nor remote, and we are unable to reasonably assess an estimate or range of estimates of any potential losses. If we are found to be liable with respect to claims brought against us relating to NECC that are not covered by our insurance, we may incur liabilities that are material to our financial condition and operating results.

Off-Balance Sheet Arrangements

As of March 1, 2014, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Securities and Exchange Commission Regulation S-K.

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

Contractual Obligations and Other Commercial Commitments

On September 14, 2013, we repaid in full at maturity the $100 million of Floating Rate Notes from our cash reserves. Except for this repayment, as of March 1, 2014 there were no material changes in our contractual obligations that were disclosed in our Annual Report on Form 10-K for the year ended August 31, 2013.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

We have determined that all of our foreign subsidiaries operate primarily in local currencies that represent the functional currencies of such subsidiaries. All assets and liabilities of our foreign subsidiaries are translated into U.S. dollars using the exchange rate prevailing at the balance sheet date. The effects of exchange rate fluctuations on the translation of assets and liabilities are recorded as a component of shareholders’ equity. Revenues and expenses are translated at the average exchange rates in effect during each month of the fiscal year. As such, our financial condition and operating results are affected by fluctuations in the value of the U.S. dollar as compared to currencies in foreign countries. Revenues denominated in currencies other than the U.S. dollar represented approximately 9.6% and 9.7% of total consolidated revenues for the thirteen and twenty-six weeks ended March 1, 2014, respectively, and total assets denominated in currencies other than the U.S. dollar represented approximately 12.6% and 12.1% of total consolidated assets at March 1, 2014 and August 31, 2013, respectively. If exchange rates had increased or decreased by 10% from the actual rates in effect during the thirteen and twenty-six weeks ended and as of March 1, 2014, our revenues would have increased or decreased by approximately $3.3 million and $6.8 million, respectively, and assets as of March 1, 2014 would have increased or decreased by approximately $17.0 million.

We do not operate a hedging program to mitigate the effect of a significant change in the value of our foreign subsidiaries functional currencies, which include the Canadian Dollar, Euro, British Pound, and Mexican Peso, as compared to the U.S. dollar. Any losses or gains resulting from foreign currency transactions, including exchange rate fluctuations on intercompany accounts are reported as transaction losses (gains) in our other (income) expense. The intercompany payables and receivables are denominated in Canadian Dollars, Euros, British Pounds, Mexican Pesos and Nicaraguan Cordova. During the thirteen and twenty-six weeks ended March 1, 2014, transaction losses included in other (income) expense was approximately $0.2 million and a nominal amount, respectively. If the exchange rates had increased or decreased by 10% during the thirteen and twenty-six weeks ended March 1, 2014, we would have recognized exchange gains or losses of approximately $1.1 million for both periods.

Interest Rate Sensitivity

We are exposed to market risk from changes in interest rates which may adversely affect our financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, we manage these exposures through our regular operating and financing activities. We are exposed to interest rate risk primarily through our borrowings under our Credit Agreement with a syndicate of banks and, prior to their repayment in September 2013, our Floating Rate Notes. Under both agreements, we borrow funds at variable interest rates based on the Eurodollar rate or LIBOR rates. If the LIBOR and Eurodollar rates fluctuated by 10% from the actual rates in effect during the thirteen and twenty-six weeks ended March 1, 2014, our interest expense would have fluctuated by a nominal amount from the interest expense recognized for both periods.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter of fiscal year 2014 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Over the summer of 2013, we received and responded to a subpoena from the Plaintiffs’ Steering Committee (PSC) appointed in conjunction with the NECC multi-district litigation (MDL) proceeding pending in federal court in Boston, Massachusetts. That subpoena sought information relating to the NECC matter. In September 2013, we entered into a tolling agreement with the PSC which, among other things, tolled defenses based on statutes of limitations with respect to certain claimants.

On November 5, 2013, a Master Complaint was filed in the NECC MDL proceeding naming us as one of numerous defendants in the matter. Individual plaintiffs were able to piggy-back on the Master Complaint by filing a Short Form Complaint to initiate legal actions against one or more of the defendants named in the Master Complaint. As of March 28, 2014, we have either received demand letters from or been named as a defendant in suits relating to approximately 300 patients who allegedly received the tainted drug from NECC. We have notified our insurers of these claims and they have issued reservation of rights letters with respect to coverage of these claims. We are in continuing discussions with our insurers concerning coverage matters. While we are unable to ascertain the ultimate outcome of this matter, based on the information currently available, we believe that a loss with respect to this matter is neither probable nor remote, and we are unable to reasonably assess an estimate or range of estimates of any potential losses. If we are found to be liable with respect to claims brought against us relating to NECC that are not covered by our insurance, we may incur liabilities that are material to our financial condition and operating results.

We may incur unexpected cost increases due to rising healthcare costs, the Affordable Care Act and other labor costs.

The cost of healthcare that we provide to our employees has grown over the last few years at a rate in excess of our revenue growth and as a result has negatively impacted our operating results. In fiscal 2015, the Affordable Care Act (“ACA”) will require us to modify one of the healthcare plans we provide to our employees. In addition, we will incur additional costs related to ACA transitional reinsurance fees that will be paid in fiscal years 2015, 2016 and 2017. We expect that the required modifications to our healthcare plan and the incurrence of such fees will increase our cost of providing healthcare to our employees. There remains considerable uncertainty as to how significant the increase to the healthcare costs will be, including the effect of the plan modifications on the behavior of our employees as well as the potential for increased enrollment in our plans. In addition, other legislative initiatives may also result in higher labor costs. We endeavor to offer attractive wages and benefits to our employees. To continue to do so in the future may cause us to incur unexpected increases in overall labor costs, which could adversely affect our results of operation and financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

10.1 UniFirst Corporation CEO Cash Incentive Bonus Plan, as amended (incorporated by reference to Appendix A to the Company’s Proxy Statement filed with the Commission on December 3, 2013)

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

101 The following materials from UniFirst Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 1, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UniFirst Corporation

April 10, 2014	By:	/s/ Ronald D. Croatti Ronald D. Croatti President and Chief Executive Officer

April 10, 2014	By:	/s/ Steven S. Sintros Steven S. Sintros Vice President and Chief Financial Officer

EXHIBIT INDEX

10.1 UniFirst Corporation CEO Cash Incentive Bonus Plan, as amended (incorporated by reference to Appendix A to the Company’s Proxy Statement filed with the Commission on December 3, 2013)

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

101 The following materials from UniFirst Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 1, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

*	Filed herewith

**	Furnished herewith