Form 10-Q
period 2014-05-31
UNIFIRST CORP
filed 2014-07-10
CIK 717954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2014

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

Yes ✔      No __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ✔  No __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ✔       Accelerated filer __       Smaller Reporting Company __      Non-accelerated filer  __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes           No ✔

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The number of outstanding shares of UniFirst Corporation Common Stock and Class B Common Stock at July 3, 2014 were 15,181,460 and 4,860,519, respectively.

UniFirst Corporation

Quarterly Report on Form 10-Q

For the Quarter ended May 31, 2014

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UniFirst Corporation and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
(In thousands, except per share data)	May 31, 2014	May 25, 2013	May 31 2014	May 25 2013

Revenues	$352,238	$335,764	$1,042,909	$1,002,639

Operating expenses:
Cost of revenues (1)	216,644	208,066	640,341	618,038
Selling and administrative expenses (1)	67,996	64,786	203,478	194,891
Depreciation and amortization	18,109	17,115	53,237	51,065
Total operating expenses	302,749	289,967	897,056	863,994

Income from operations	49,489	45,797	145,853	138,645

Other (income) expense:
Interest expense	109	464	533	1,324
Interest income	(773)	(781)	(2,415)	(2,472)
Exchange rate loss	39	283	41	321
Total other (income) expense	(625)	(34)	(1,841)	(827)

Income before income taxes	50,114	45,831	147,694	139,472
Provision for income taxes	19,170	17,109	56,641	53,348

Net income	$30,944	$28,722	$91,053	$86,124

Income per share – Basic:
Common Stock	$1.62	$1.51	$4.78	$4.53
Class B Common Stock	$1.30	$1.21	$3.82	$3.63

Income per share – Diluted:
Common Stock	$1.53	$1.43	$4.52	$4.29

Income allocated to – Basic:
Common Stock	$24,493	$22,638	$71,971	$67,793
Class B Common Stock	$6,127	$5,647	$17,962	$16,880

Income allocated to – Diluted:
Common Stock	$30,637	$28,307	$89,992	$84,747

Weighted average number of shares outstanding – Basic:
Common Stock	15,102	14,993	15,069	14,960
Class B Common Stock	4,722	4,675	4,701	4,656

Weighted average number of shares outstanding – Diluted:
Common Stock	19,977	19,820	19,921	19,751

Dividends per share:
Common Stock	$0.0375	$0.0375	$0.1125	$0.1125
Class B Common Stock	$0.0300	$0.0300	$0.0900	$0.0900

(1) Exclusive of depreciation on the Company’s property, plant and equipment and amortization of its intangible assets.

The accompanying notes are an integral part of these

Consolidated Financial Statements.

UniFirst Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
(In thousands)	May 31, 2014	May 25, 2013	May 31, 2014	May 25, 2013

Net Income	$30,944	$28,722	$91,053	$86,124

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	2,338	(1,084)	(2,077)	(3,574)
Pension benefit liabilities, net (1)	—	—	—	50

Other comprehensive income (loss)	2,338	(1,084)	(2,077)	(3,524)

Comprehensive income	$33,282	$27,638	$88,976	$82,600

(1)	Net of less than $0.1 million of tax expense for the thirty-nine weeks ended May 25, 2013.

The accompanying notes are an integral part of these

Consolidated Financial Statements.

UniFirst Corporation and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share data)	May 31, 2014	August 31, 2013(a)
Assets
Current assets:
Cash and cash equivalents	$151,021	$197,479
Receivables, less reserves of $8,469 and $4,894 at May 31, 2014 and August 31, 2013, respectively	153,723	142,217
Inventories	69,974	74,351
Rental merchandise in service	141,225	132,630
Prepaid and deferred income taxes	474	7,099
Prepaid expenses	9,727	7,618

Total current assets	526,144	561,394

Property, plant and equipment:
Land, buildings and leasehold improvements	391,067	376,222
Machinery and equipment	504,953	474,402
Motor vehicles	166,669	153,219

Total property, plant and equipment	1,062,689	1,003,843
Less -- accumulated depreciation	577,034	546,157

Total property, plant and equipment, net	485,655	457,686

Goodwill	302,627	302,363
Customer contracts, net	41,536	47,397
Other intangible assets, net	1,323	1,947
Deferred income taxes	1,387	1,417
Other assets	2,271	2,658
Total assets	$1,360,943	$1,374,862

Liabilities and shareholders' equity
Current liabilities:
Loans payable and current maturities of long-term debt	$9,334	$111,253
Accounts payable	42,724	54,221
Accrued liabilities	89,713	86,994
Accrued and deferred income taxes	12,722	12,506

Total current liabilities	154,493	264,974

Long-term liabilities:
Long-term debt, net of current maturities	155	155
Accrued liabilities	48,414	45,037
Accrued and deferred income taxes	51,005	51,298

Total long-term liabilities	99,574	96,490

Commitments and contingencies (Note 9)
Shareholders' equity:
Preferred stock, $1.00 par value; 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $0.10 par value; 30,000,000 shares authorized; 15,180,960 and 15,129,524 issued and outstanding as of May 31, 2014 and August 31, 2013, respectively	1,518	1,513
Class B Common Stock, $0.10 par value; 20,000,000 shares authorized; 4,860,519 and 4,873,277 issued and outstanding as of May 31, 2014 and August 31, 2013, respectively	486	487
Capital surplus	58,089	51,445
Retained earnings	1,047,415	958,508
Accumulated other comprehensive (loss) income	(632)	1,445

Total shareholders' equity	1,106,876	1,013,398

Total liabilities and shareholders’ equity	$1,360,943	$1,374,862

(a) Derived from audited financial statements

The accompanying notes are an integral part of these

Consolidated Financial Statements.

UniFirst Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

Thirty-nine weeks ended (In thousands)	May 31, 2014	May 25, 2013
Cash flows from operating activities:
Net income	$91,053	$86,124
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	46,432	43,718
Amortization of intangible assets	6,805	7,347
Amortization of deferred financing costs	156	178
Share-based compensation	4,541	5,051
Accretion on environmental contingencies	537	407
Accretion on asset retirement obligations	756	497
Deferred income taxes	(134)	79
Changes in assets and liabilities, net of acquisitions:
Receivables, less reserves	(11,573)	(12,099)
Inventories	4,550	3,070
Rental merchandise in service	(8,882)	4,332
Prepaid expenses	(2,108)	(3,824)
Accounts payable	(11,445)	3,279
Accrued liabilities	4,874	8,255
Prepaid and accrued income taxes	6,713	(6,914)
Net cash provided by operating activities	132,275	139,500

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(841)	(1,953)
Capital expenditures	(74,466)	(81,087)
Other	480	(185)
Net cash used in investing activities	(74,827)	(83,225)

Cash flows from financing activities:
Proceeds from loans payable and long-term debt	7,107	10,523
Payments on loans payable and long-term debt	(109,383)	(6,443)
Proceeds from exercise of Common Stock options, including excess tax benefit	5,630	2,750
Taxes withheld and paid related to net share settlement of equity awards	(3,527)	(3,332)
Payment of cash dividends	(2,145)	(2,138)
Net cash (used in) provided by financing activities	(102,318)	1,360

Effect of exchange rate changes	(1,588)	(2,167)

Net (decrease) increase in cash and cash equivalents	(46,458)	55,468
Cash and cash equivalents at beginning of period	197,479	120,123

Cash and cash equivalents at end of period	$151,021	$175,591

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

The Company has recorded certain immaterial classification adjustments to its August 31, 2013 balance sheet and May 25, 2013 statement of cash flows. These classification adjustments did not impact current or historical net income or shareholders' equity.

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

In May 2014, the FASB issued updated accounting guidance on revenue recognition. This update provides a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. This guidance is effective for annual reporting periods, and any interim periods within those annual periods, that begin after December 15, 2016 and allows for either full retrospective or modified retrospective application, with early adoption not permitted. Accordingly, the standard is effective for the Company on August 27, 2017. The Company is currently evaluating the adoption method it will apply and the impact that this guidance will have on its financial statements and related disclosures.

3. Business Acquisitions

During the thirty-nine weeks ended May 31, 2014, the Company completed four business acquisitions with an aggregate purchase price of approximately $0.8 million. The results of operations of these acquisitions have been included in the Company’s consolidated financial results since their respective acquisition dates. These acquisitions were not significant in relation to the Company’s consolidated financial results and, therefore, pro forma financial information has not been presented.

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

All financial assets or liabilities that are measured at fair value on a recurring basis (at least annually) have been segregated into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date.  The assets or liabilities measured at fair value on a recurring basis are summarized in the tables below (in thousands):

	As of May 31, 2014
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents	$47,640	$—	$—	$47,640
Total	$47,640	$—	$—	$47,640

	As of August 31, 2013
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents	$33,325	$—	$—	$33,325
Total	$33,325	$—	$—	$33,325

The Company’s cash equivalents listed above represents money market securities and are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The Company does not adjust the quoted market price for such financial instruments.

5. Employee Benefit Plans

Defined Contribution Retirement Savings Plan

The Company has a defined contribution retirement savings plan with a 401(k) feature for all eligible employees not under collective bargaining agreements. The Company matches a portion of the employee’s contribution and may make an additional contribution at its discretion. Contributions charged to expense under the plan for the thirteen weeks ended May 31, 2014 and May 25, 2013 were $4.0 million and $4.3 million, respectively. Contributions charged to expense under the plan for the thirty-nine weeks ended May 31, 2014 and May 25, 2013 were $12.2 million and $12.9 million, respectively.

Pension Plans and Supplemental Executive Retirement Plans

The Company maintains an unfunded Supplemental Executive Retirement Plan for certain eligible employees of the Company, a non-contributory defined benefit pension plan covering union employees at one of its locations, and a frozen pension plan the Company assumed in connection with its acquisition of Textilease Corporation in fiscal 2004. The amount charged to expense related to these plans for the thirteen weeks ended May 31, 2014 and May 25, 2013 was $0.6 million for each period. The amounts charged to expense related to these plans for the thirty-nine weeks ended May 31, 2014 and May 25, 2013 were $1.9 million and $1.7 million, respectively.

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

	Thirteen weeks ended		Thirty-nine weeks ended
	May 31, 2014	May 25, 2013	May 31, 2014	May 25, 2013

Net income	$30,944	$28,722	$91,053	$86,124

Allocation of net income for Basic:
Common Stock	$24,493	$22,638	$71,971	$67,793
Class B Common Stock	6,127	5,647	17,962	16,880
Unvested participating shares	324	437	1,120	1,451
	$30,944	$28,722	$91,053	$86,124

Weighted average number of shares for Basic:
Common Stock	15,102	14,993	15,069	14,960
Class B Common Stock	4,722	4,675	4,701	4,656
Unvested participating shares	229	331	268	366
	20,053	19,999	20,038	19,982

Earnings per share for Basic:
Common Stock	$1.62	$1.51	$4.78	$4.53
Class B Common Stock	$1.30	$1.21	$3.82	$3.63

The Company is required to calculate diluted EPS for Common Stock using the more dilutive of the following two methods:

•	The treasury stock method; or

•	The two-class method assuming a participating security is not exercised or converted.

For the thirteen and thirty-nine weeks ended May 31, 2014, the Company’s diluted EPS assumes the conversion of all vested Class B Common Stock into Common Stock and uses the two-class method for its unvested participating shares. The following table sets forth the computation of diluted earnings per share of Common Stock for the thirteen and thirty-nine weeks ended May 31, 2014 as follows (in thousands, except per share data):

	Thirteen weeks ended May 31, 2014			Thirty-nine weeks ended May 31, 2014
	Earnings to Common Shareholders	Common Shares	EPS	Earnings to Common Shareholders	Common Shares	EPS

As reported - Basic	$24,493	15,102	$1.62	$71,971	15,069	$4.78

Add: effect of dilutive potential common shares
Share-based awards	—	153		—	151
Class B Common Stock	6,127	4,722		17,962	4,701

Add: Undistributed earnings allocated to unvested participating shares	317	—		1,095	—

Less: Undistributed earnings reallocated to unvested participating shares	(300)	—		(1,036)	—

Diluted EPS – Common Stock	$30,637	19,977	$1.53	$89,992	19,921	$4.52

Share-based awards that would result in the issuance of 168 shares of Common Stock were excluded from the calculation of diluted earnings per share for the thirteen weeks ended May 31, 2014 because they were anti-dilutive. Share-based awards that would result in the issuance of 193 shares of Common Stock were excluded from the calculation of diluted earnings per share for the thirty-nine weeks ended May 31, 2014 because they were anti-dilutive.

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

The components of inventory as of May 31, 2014 and August 31, 2013 were as follows (in thousands):

	May 31, 2014	August 31, 2013
Raw materials	$15,985	$16,673
Work in process	3,549	2,366
Finished goods	50,440	55,312
Total inventories	$69,974	$74,351

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

A reconciliation of the Company’s asset retirement liability is as follows (in thousands):

May 31, 2014
Beginning balance as of August 31, 2013	$10,796
Accretion expense	756
Effect of exchange rate changes	68
Ending balance as of May 31, 2014	$11,620

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

The Company routinely reviews and evaluates sites that may require remediation and monitoring and determines its estimated costs based on various estimates and assumptions. These estimates are developed using its internal sources or by third party environmental engineers or other service providers. Internally developed estimates are based on:

•	Management’s judgment and experience in remediating and monitoring the Company’s sites;

•	Information available from regulatory agencies as to costs of remediation and monitoring;

•	The number, financial resources and relative degree of responsibility of other potentially responsible parties (“PRPs”) who may be liable for remediation and monitoring of a specific site; and

•	The typical allocation of costs among PRPs.

There is usually a range of reasonable estimates of the costs associated with each site. In accordance with US GAAP, the Company’s accruals reflect the amount within the range that it believes is the best estimate or the low end of a range of estimates if no point within the range is a better estimate. Where it believes that both the amount of a particular liability and the timing of the payments are reliably determinable, the Company adjusts the cost in current dollars using a rate of 3% for inflation until the time of expected payment and discounts the cost to present value using current risk-free interest rates. As of May 31, 2014, the risk-free interest rates utilized by the Company ranged from 2.5% to 3.3%.

For environmental liabilities that have been discounted, the Company includes interest accretion, based on the effective interest method, in selling and administrative expenses on the Consolidated Statements of Income. The changes to the Company’s environmental liabilities for the thirty-nine weeks ended May 31, 2014 are as follows (in thousands):

May 31, 2014
Beginning balance as of August 31, 2013	$19,680
Payments made for which reserves had been provided	(1,460)
Insurance proceeds received	631
Interest accretion	537
Revision in estimates	(21)
Change in discount rates	647

Balance as of May 31, 2014	$20,014

Anticipated payments and insurance proceeds of currently identified environmental remediation liabilities as of May 31, 2014, for the next five fiscal years and thereafter, as measured in current dollars, are reflected below.

(In thousands)	2014	2015	2016	2017	2018	Thereafter	Total
Estimated costs – current dollars	$4,308	$2,620	$1,887	$865	$797	$12,421	$22,898

Estimated insurance proceeds	—	(173)	(159)	(173)	(159)	(1,592)	(2,256)

Net anticipated costs	$4,308	$2,447	$1,728	$692	$638	$10,829	$20,642

Effect of inflation							7,591
Effect of discounting							(8,219)

Balance as of May 31, 2014							$20,014

Estimated insurance proceeds are primarily received from an annuity received as part of a legal settlement with an insurance company. Annual proceeds of approximately $0.3 million are deposited into an escrow account which funds remediation and monitoring costs for three sites related to former operations in Williamstown, Vermont. Annual proceeds received but not expended in the current year accumulate in this account and may be used in future years for costs related to this site through the year 2027. As of May 31, 2014, the balance in this escrow account, which is held in a trust and is not recorded in the Company’s Consolidated Balance Sheet, was approximately $3.0 million. Also included in estimated insurance proceeds are amounts the Company is entitled to receive pursuant to legal settlements as reimbursements from three insurance companies for estimated costs at the site in Uvalde, Texas.

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

On November 5, 2013, a Master Complaint was filed in the NECC MDL proceeding naming the Company as one of numerous defendants in the matter. Individual plaintiffs were able to piggy-back on the Master Complaint by filing a Short Form Complaint to initiate legal actions against one or more of the defendants named in the Master Complaint. As of June 30, 2014, the Company has either received demand letters from or been named as a defendant in suits relating to approximately 475 patients who allegedly received the tainted drug from NECC. The Company has notified its insurers of these claims and they have issued reservation of rights letters with respect to coverage of these claims. The Company is in continuing discussions with its insurers concerning coverage matters. In June 2014, the Company, in consultation with its insurers, agreed to attempt to mediate these suits with the PSC. While the Company is unable to ascertain the ultimate outcome of this matter, based on the information currently available, the Company believes that a loss with respect to this matter is neither probable nor remote, and the Company is unable to reasonably assess an estimate or range of estimates of any potential losses. If the Company is found to be liable with respect to claims brought against them relating to NECC that are not covered by the Company’s insurance, the Company may incur liabilities that are material to its financial condition and operating results.

10. Income Taxes

The Company’s effective income tax rate was 38.3% and 38.4% for the thirteen and thirty-nine weeks ended May 31, 2014, respectively, as compared to 37.3% and 38.3% for the thirteen and thirty-nine weeks ended May 25, 2013, respectively. The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense which is consistent with the recognition of these items in prior reporting periods. During the thirty-nine weeks ended May 31, 2014, there were no material changes in the amount of unrecognized tax benefits or the amount accrued for interest and penalties.

U.S. and Canadian federal income tax statutes have lapsed for filings up to and including fiscal years 2010 and 2006, respectively, and the Company recently concluded an audit of U.S. federal income taxes for 2010 and 2011. With a few exceptions, the Company is no longer subject to state and local income tax examinations for periods prior to fiscal 2009. The Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change significantly in the next 12 months.

11. Long-Term Debt

On May 5, 2011, the Company entered into a $250.0 million unsecured revolving credit agreement (the “Credit Agreement”) with a syndicate of banks, which matures on May 4, 2016. Under the Credit Agreement, the Company is able to borrow funds at variable interest rates based on, at the Company’s election, the Eurodollar rate or a base rate, plus in each case a spread based on the Company’s consolidated funded debt ratio. Availability of credit requires compliance with certain financial and other covenants, including a maximum consolidated funded debt ratio and minimum consolidated interest coverage ratio as defined in the Credit Agreement. The Company tests its compliance with these financial covenants on a fiscal quarterly basis. At May 31, 2014, the interest rates applicable to the Company’s borrowings under the Credit Agreement would be calculated as LIBOR plus 75 basis points at the time of the respective borrowing. As of May 31, 2014, the Company had no outstanding borrowings, outstanding letters of credit amounting to $49.6 million and $200.4 million available for borrowing under the Credit Agreement.

On September 14, 2006, the Company issued $100.0 million of floating rates notes (“Floating Rate Notes”) pursuant to a Note Purchase Agreement, which bore interest at LIBOR plus 50 basis points. On September 14, 2013, the Floating Rate Notes matured and were repaid in full from the Company’s cash reserves.

As of May 31, 2014, the Company was in compliance with all covenants under the Credit Agreement.

12. Accumulated Other Comprehensive (Loss) Income

The changes in each component of accumulated other comprehensive (loss) income, net of tax, are as follows (in thousands):

	Foreign Currency Translation	Pension- related	Total Accumulated Other Comprehensive (Loss) Income
Balance as of August 31, 2013	$5,563	$(4,118)	$1,445

Other comprehensive (loss) income before reclassification	(2,077)	—	(2,077)
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Net current period other comprehensive (loss) income	(2,077)	—	(2,077)

Balance as of May 31, 2014	$3,486	$(4,118)	$(632)

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

The Company refers to the US and Canadian Rental and Cleaning, MFG, and Corporate reporting segments combined as its “Core Laundry Operations,” which is included as a subtotal in the following tables (in thousands):

Thirteen weeks ended	US and Canadian Rental and Cleaning	MFG	Net Interco MFG Elim	Corporate	Subtotal Core Laundry Operations	Specialty Garments	First Aid	Total

May 31, 2014
Revenues	$309,409	$46,401	$(46,401)	$3,896	$313,305	$27,619	$11,314	$352,238

Income (loss) from operations	$50,124	$16,509	$(1,332)	$(20,803)	$44,498	$3,992	$999	$49,489

Interest (income) expense, net	$(753)	$—	$—	$89	$(664)	$—	$—	$(664)

Income (loss) before taxes	$50,872	$16,477	$(1,332)	$(20,862)	$45,155	$3,960	$999	$50,114

May 25, 2013
Revenues	$294,341	$41,859	$(41,859)	$3,388	$297,729	$26,327	$11,708	$335,764

Income (loss) from operations	$48,030	$15,364	$(2,663)	$(20,375)	$40,356	$3,576	$1,865	$45,797

Interest (income) expense, net	$(716)	$—	$—	$399	$(317)	$—	$—	$(317)

Income (loss) before taxes	$48,744	$15,243	$(2,663)	$(20,777)	$40,547	$3,418	$1,866	$45,831

Thirty-nine weeks ended	US and Canadian Rental and Cleaning	MFG	Net Interco MFG Elim	Corporate	Subtotal Core Laundry Operations	Specialty Garments	First Aid	Total

May 31, 2014
Revenues	$927,193	$132,735	$(132,735)	$11,299	$938,492	$72,468	$31,949	$1,042,909

Income (loss) from operations	$155,277	$46,382	$(2,234)	$(63,112)	$136,313	$7,063	$2,477	$145,853

Interest (income) expense, net	$(2,348)	$—	$—	$466	$(1,882)	$—	$—	$(1,882)

Income (loss) before taxes	$157,599	$46,240	$(2,234)	$(63,597)	$138,008	$7,209	$2,477	$147,694

May 25, 2013
Revenues	$883,424	$122,631	$(122,631)	$10,494	$893,918	$76,804	$31,917	$1,002,639

Income (loss) from operations	$147,712	$43,469	$(5,669)	$(60,301)	$125,211	$9,555	$3,879	$138,645

Interest (income) expense, net	$(2,237)	$—	$—	$1,089	$(1,148)	$—	$—	$(1,148)

Income (loss) before taxes	$149,950	$43,263	$(5,669)	$(61,414)	$126,130	$9,462	$3,880	$139,472

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR FOR FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and any documents incorporated by reference contain forward looking statements within the meaning of the federal securities laws. Forward looking statements contained in this Quarterly Report on Form 10-Q and any documents incorporated by reference are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Forward looking statements may be identified by words such as “estimates,” “anticipates,” “projects,” “plans,” “expects,” “intends,” “believes,” “seeks,” “could,” “should,” “may,” “will,” or the negative versions thereof, and similar expressions and by the context in which they are used. Such forward looking statements are based upon our current expectations and speak only as of the date made. Such statements are highly dependent upon a variety of risks, uncertainties and other important factors that could cause actual results to differ materially from those reflected in such forward looking statements. Such factors include, but are not limited to, uncertainties caused by the continuing adverse worldwide economic conditions, uncertainties regarding our ability to consummate and successfully integrate acquired businesses, uncertainties regarding any existing or newly-discovered expenses and liabilities related to environmental compliance and remediation, any adverse outcome of pending or future contingencies or claims, including suits related to the New England Compound Center matter, our ability to compete successfully without any significant degradation in our margin rates, seasonal fluctuations in business levels, our ability to preserve positive labor relationships and avoid becoming the target of corporate labor unionization campaigns that could disrupt our business, the effect of currency fluctuations on our results of operations and financial condition, our dependence on third parties to supply us with raw materials, any loss of key management or other personnel, increased costs as a result of any future changes in federal or state laws, rules and regulations or governmental interpretation of such laws, rules and regulations, uncertainties regarding the price levels of natural gas, electricity, fuel and labor, the impact of the current worldwide economic malaise and other adverse economic conditions and the current tight credit markets on our customers and such customers’ workforces, the level and duration of workforce reductions by our customers, the continuing increase in domestic healthcare costs, including the ultimate impact of the Affordable Care Act, demand and prices for our products and services, rampant criminal activity and instability in Mexico where our principal garment manufacturing plants are located, our ability to properly and efficiently design, construct, implement and operate our new CRM computer system, interruptions or failures of our information technology systems, including as a result of cyber-attacks, additional professional and internal costs necessary for compliance with recent and proposed future changes in Securities and Exchange Commission, New York Stock Exchange and accounting rules, strikes and unemployment levels, our efforts to evaluate and potentially reduce internal costs, economic and other developments associated with the war on terrorism and its impact on the economy, general economic conditions and other factors described under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended August 31, 2013, under “Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q, and in our other filings with the Securities and Exchange Commission. We undertake no obligation to update any forward looking statements to reflect events or circumstances arising after the date on which such statements are made.

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

We continue to expand into additional geographic markets through acquisitions and organic growth. We currently service over 260,000 customer locations in the United States, Canada and Europe from 225 customer service, distribution and manufacturing facilities.

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

Results of Operations

The following table presents certain selected financial data, including the percentage of revenues represented by each item, for the thirteen and thirty-nine weeks ended May 31, 2014 and the thirteen and thirty-nine weeks ended May 25, 2013. Cost of revenues presented in the table below include the amortization of rental merchandise in service and merchandise costs related to direct sales as well as labor and other production, service and delivery costs associated with operating our industrial laundries, Specialty Garments facilities, First Aid locations and our distribution center. Selling and administrative costs include costs related to our sales and marketing functions as well as general and administrative costs associated with our corporate offices and operating locations including information systems, engineering, materials management, manufacturing planning, finance, budgeting, and human resources.

	Thirteen weeks ended					Thirty-nine weeks ended
(In thousands, except percentages)	May 31, 2014	% of Rev.	May 25, 2013	% of Rev.	% Change	May 31, 2014	% of Rev.	May 25, 2013	% of Rev.	% Change

Revenues	$352,238	100.0%	$335,764	100.0%	4.9%	$1,042,909	100.0%	$1,002,639	100.0%	4.0%

Operating expenses:
Cost of revenues (1)	216,644	61.5	208,066	62.0	4.1	640,341	61.4	618,038	61.6	3.6
Selling and administrative expenses (1)	67,996	19.3	64,786	19.3	5.0	203,478	19.5	194,891	19.4	4.4
Depreciation and amortization	18,109	5.1	17,115	5.1	5.8	53,237	5.1	51,065	5.1	4.3
Total operating expenses	302,749	86.0	289,967	86.4	4.4	897,056	86.0	863,994	86.2	3.8

Income from operations	49,489	14.0	45,797	13.6	8.1	145,853	14.0	138,645	13.8	5.2

Other (income) expense	(625)	(0.2)	(34)	(0.0)	1,738.2	(1,841)	(0.2)	(827)	(0.1)	122.6

Income before income taxes	50,114	14.2	45,831	13.6	9.3	147,694	14.2	139,472	13.9	5.9
Provision for income taxes	19,170	5.4	17,109	5.1	12.0	56,641	5.4	53,348	5.3	6.2

Net income	$30,944	8.8%	$28,722	8.6%	7.7%	$91,053	8.7%	$86,124	8.6%	5.7%

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

We are currently undertaking a company-wide initiative to update our customer relationship management systems. As of May 31, 2014, we have capitalized $34.3 million related to our project (“Unity 20/20”). We currently anticipate deployment of this system to begin in the second half of fiscal 2015, at which time we expect to incur certain non-recurring costs associated with the training and deployment effort. In addition, the deployment of the system will result in increased depreciation expense. These increased costs will negatively impact our operating results.

A portion of our sales is derived from international markets, including Canada. Revenues denominated in currencies other than the U.S. dollar represented approximately 9.8% of total consolidated revenues for both the thirty-nine weeks ended May 31, 2014 and May 25, 2013. The operating results of our international subsidiaries are translated into U.S. dollars and such results are affected by movements in foreign currencies relative to the U.S. dollar. In the thirteen and thirty-nine weeks ended May 31, 2014, foreign currency fluctuations negatively impacted our revenues by 0.5% and 0.6%, respectively. This impact was primarily driven by unfavorable fluctuations in the Canadian dollar. Our operating results for the remainder of fiscal 2014 will be impacted by the recent weakness in the Canadian dollar and could be further impacted by any additional devaluation.

The current worldwide economic uncertainty may negatively impact our revenues and operating performance in fiscal 2014 and beyond due to the impact on spending plans and employment levels of our customers and sales prospects. Throughout fiscal 2013 and into fiscal 2014, U.S. unemployment rates remained high, which had a negative effect on wearer levels and, as a result, on our business.

Thirteen weeks ended May 31, 2014 compared with thirteen weeks ended May 25, 2013

Revenues

	May 31,	May 25,	Dollar	Percent
(In thousands, except percentages)	2014	2013	Change	Change

Core Laundry Operations	$313,305	$297,729	$15,576	5.2%
Specialty Garments	27,619	26,327	1,292	4.9
First Aid	11,314	11,708	(394)	(3.4)
Consolidated total	$352,238	$335,764	$16,474	4.9%

For the thirteen weeks ended May 31, 2014, our consolidated revenues increased by $16.5 million from the comparable period in fiscal 2013, or 4.9%. The increase in consolidated revenues was principally due to a $15.6 million increase in revenues from our Core Laundry Operations. Core Laundry Operations’ revenues increased to $313.3 million for the thirteen weeks ended May 31, 2014 from $297.7 million for the comparable period of fiscal 2013, or 5.2%. Excluding the effect of a weaker Canadian dollar as well as the positive effect of acquisitions, Core Laundry Operations’ revenues grew primarily due to organic growth of 4.8%, which is comprised of new sales, additions to our existing customer base and price increases offset by lost accounts and reductions to our existing customer base.

Specialty Garments’ revenues increased to $27.6 million in the third fiscal quarter of 2014 from $26.3 million in the comparable period of 2013, or 4.9%. This increase was primarily the result of a higher number of power reactor outage projects in the United States and Canada compared to a year ago as well as an improved performance from this segment’s cleanroom operations. This segment’s results are often affected by the timing and length of its customers’ power reactor outages as well as its project-based activities. First Aid’s revenues decreased by $0.4 million, or 3.4%, for the thirteen weeks ended May 31, 2014 as compared to the same period in fiscal 2013.

Cost of Revenues

For the thirteen weeks ended May 31, 2014, cost of revenues decreased to 61.5% of revenues, or $216.6 million, from 62.0% of revenues, or $208.1 million, for the thirteen weeks ended May 25, 2013. This decrease was primarily due to lower merchandise expense as well as lower costs in our Core Laundry Operations related to our plant operations as a percentage of revenues. These benefits were partially offset by higher healthcare claims and energy expense in our Core Laundry Operations as a percentage of revenues during the quarter. In addition, the cost of revenues for the Specialty Garments’ segment was also lower as a percentage of revenues due to the strong revenue growth during the quarter.

Selling and Administrative Expense

For the thirteen weeks ended May 31, 2014, selling and administrative expenses remained consistent as a percentage of revenues, at 19.3%, as compared to the thirteen weeks ended May 25, 2013. While selling and administrative costs during the 2014 fiscal quarter were negatively affected by higher healthcare claims as well as higher legal and environmental expense compared to the prior year, these amounts were offset by lower other administrative costs as a percentage of revenues.

Depreciation and Amortization

Our depreciation and amortization expense was $18.1 million, or 5.1% of revenues, for the thirteen weeks ended May 31, 2014 compared to $17.1 million, or 5.1% of revenues, for the thirteen weeks ended May 25, 2013. The increase in depreciation and amortization expense was due to capital expenditure and acquisition activity in earlier periods.

Income from Operations

For the thirteen weeks ended May 31, 2014 and May 25, 2013, changes in our revenues and costs as discussed above resulted in the following changes in our income from operations:

	May 31,	May 25,	Dollar	Percent
(In thousands, except percentages)	2014	2013	Change	Change

Core Laundry Operations	$44,498	$40,356	$4,142	10.3%
Specialty Garments	3,992	3,576	416	11.6
First Aid	999	1,865	(866)	(46.4)
Consolidated total	$49,489	$45,797	$3,692	8.1%

Other (Income) Expense

Other (income) expense, which includes interest expense, interest income and exchange rate loss, was a gain of $0.6 million in the thirteen weeks ended May 31, 2014 compared to a nominal gain in the thirteen weeks ended May 25, 2013. The increase was primarily due to a decrease in interest expense from $0.5 million in the thirteen weeks ended May 25, 2013 to $0.1 million in the thirteen weeks ended May 31, 2014. The decrease in interest expense was due to the Company’s repayment of $100.0 million in private placement notes that came due in September 2013.

Provision for Income Taxes

Our effective income tax rate was 38.3% for the thirteen weeks ended May 31, 2014, compared to 37.3% for the thirteen weeks ended May 25, 2013. Our effective tax rate for the thirteen weeks ended May 31, 2014 was higher than the comparable period of 2013 primarily due to the benefit realized in the prior year from the reversal of tax contingency reserves related to statute expirations as well as the resolution of a Federal tax audit.

Thirty-nine weeks ended May 31, 2014 compared with Thirty-nine weeks ended May 25, 2013

Revenues

	May 31,	May 25,	Dollar	Percent
(In thousands, except percentages)	2014	2013	Change	Change

Core Laundry Operations	$938,492	$893,918	$44,574	5.0%
Specialty Garments	72,468	76,804	(4,336)	(5.6)
First Aid	31,949	31,917	32	0.1
Consolidated total	$1,042,909	$1,002,639	$40,270	4.0%

For the thirty-nine weeks ended May 31, 2014, our consolidated revenues increased by $40.3 million from the comparable period in fiscal 2013, or 4.0%. In the thirty-nine weeks ended May 25, 2013, revenues were positively impacted by a large customer buyout. Excluding the impact of this buyout, overall revenues would have increased 4.3%. The increase in consolidated revenues was principally due to a $44.6 million increase in revenues from our Core Laundry Operations. Core Laundry Operations’ revenues increased to $938.5 million for the thirty-nine weeks ended May 31, 2014 from $893.9 million for the comparable period of fiscal 2013, an increase of 5.0%. Excluding the negative impact of the customer buyout, as well as the positive effect of acquisitions and foreign exchange rate fluctuations, Core Laundry Operations’ revenues grew 4.7%, which is primarily comprised of new sales, additions to our existing customer base and price increases offset by lost accounts and reductions to our existing customer base.

Specialty Garments’ revenues decreased to $72.5 million in the thirty-nine weeks ended May 31, 2014 from $76.8 million in the comparable period of 2013, a decrease of 5.6%. This decrease was primarily the result of reduced power reactor business in the U.S. and Canada compared to a year ago. This segment’s results are often affected by the timing and length of its customers’ power reactor outages as well as its project-based activities. First Aid’s revenues were $31.9 million for each of the thirty-nine weeks periods ended May 31, 2014 and May 25, 2013.

Cost of Revenues

For the thirty-nine weeks ended May 31, 2014, cost of revenues decreased as a percentage of revenues to 61.4% of revenues, or $640.3 million, from 61.6% of revenues, or $618.0 million, for the thirty-nine weeks ended May 25, 2013. This decrease was primarily due to lower merchandise costs as a percentage of revenues in our Core Laundry Operations. Cost of revenues for the Specialty Garments segment increased as a percentage of revenues due to the revenue contraction that segment experienced in the thirty-nine weeks ended May 31, 2014 compared to the prior year.

Selling and Administrative Expense

Our selling and administrative expenses increased to 19.5% of revenues, or $203.5 million, for the thirty-nine weeks ended May 31, 2014 from 19.4% of revenues, or $194.9 million, for the thirty-nine weeks ended May 25, 2013. This increase was primarily due to higher legal and environmental expense compared to the prior year. These increases were partially offset by lower payroll-related and other administrative costs as a percent of revenues.

Depreciation and Amortization

Our depreciation and amortization expense was $53.2 million, or 5.1% of revenues, for the thirty-nine weeks ended May 31, 2014 compared to $51.1 million, or 5.1% of revenues, for the thirty-nine weeks ended May 25, 2013. Depreciation and amortization expense increased due to capital expenditure and acquisition activity in earlier periods.

Income from Operations

For the thirty-nine weeks ended May 31, 2014 and May 25, 2013, the revenue growth in our operations, as well as the change in our costs as discussed above, resulted in the following changes in our income from operations:

	May 31,	May 25,	Dollar	Percent
(In thousands, except percentages)	2014	2013	Change	Change

Core Laundry Operations	$136,313	$125,211	$11,102	8.9%
Specialty Garments	7,063	9,555	(2,492)	(26.1)
First Aid	2,477	3,879	(1,402)	(36.1)
Consolidated total	$145,853	$138,645	$7,208	5.2%

Other (Income) Expense

Other (income) expense, which includes interest expense, interest income and foreign currency exchange loss, was a gain of $1.8 million for the thirty-nine weeks ended May 31, 2014 as compared to a gain of $0.8 million for the thirty-nine weeks ended May 25, 2013. The increase was primarily due to a decrease in interest expense from $1.3 million in the thirty-nine weeks ended May 25, 2013 to $0.5 million in the thirty-nine weeks ended May 31, 2014. The decrease in interest expense was due to the Company’s repayment of $100.0 million in private placement notes that came due in September 2013.

Provision for Income Taxes

Our effective income tax rate was 38.4% for the thirty-nine weeks ended May 31, 2014, as compared to 38.3% for the thirty-nine weeks ended May 25, 2013.

Liquidity and Capital Resources

General

Cash and cash equivalents totaled $151.0 million as of May 31, 2014, a decrease of $46.5 million from August 31, 2013 when the amount totaled $197.5 million. Our working capital was $371.7 million as of May 31, 2014 compared to $296.4 million as of August 31, 2013. In addition, we generated $132.3 million and $211.6 million in cash from operating activities in the thirty-nine weeks ended May 31, 2014 and the full fiscal year ended August 31, 2013, respectively. We have accumulated $61.3 million in cash outside the United States that is expected to be invested indefinitely in our foreign subsidiaries. If these funds were distributed to the U.S. in the form of dividends, we would likely be subject to additional U.S. income taxes. However, we do not believe than any resulting taxes payable would have a material impact on our liquidity. We believe that our current cash and cash equivalent balances, our cash generated from future operations and amounts available under our Credit Agreement (defined below) will be sufficient to meet our current anticipated working capital and capital expenditure requirements for at least the next 12 months.

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

Cash Provided by Operating Activities

Cash provided by operating activities for the thirty-nine weeks ended May 31, 2014 was $132.3 million, a decrease of $7.2 million from the comparable period in the prior year when cash provided by operating activities was $139.5 million. This net decrease was primarily driven by the following factors:

●

A decrease in cash flows of $14.0 million generated by changes in working capital primarily due to the timing of our vendor payments as well as changes in our rental merchandise in service and our prepaid and accrued income taxes;

●	An increase in cash flows of $7.0 million generated from higher net income, adjusted for non-cash adjustment items.

Cash Used in Investing Activities

Cash used in investing activities for the thirty-nine weeks ended May 31, 2014 was $74.8 million, a decrease of $8.4 million from the comparable period in the prior year when cash used in investing activities was $83.2 million. The net decrease in cash used in investing activities was primarily driven by a decrease in cash outflows of $6.6 million for capital expenditures as well as a decrease in cash outflows of $1.1 million for the acquisition of businesses during the thirty-nine weeks ended May 31, 2014 compared to the same period in the prior year.

Cash (Used in) Provided by Financing Activities

Cash used in financing activities for the thirty-nine weeks ended May 31, 2014 was $102.3 million compared to cash provided by financing activities of $1.4 million for the thirty-nine weeks ended May 25, 2013, or an additional outflow of $103.7 million. This change was due to a net cash outflow related to loans payable and long-term debt of $102.3 million in the thirty-nine weeks ended May 31, 2014, which was primarily attributable to the repayment of $100.0 million of Floating Rate Notes (defined below) that came due in September 2013 from our cash reserves. Comparatively, in the thirty-nine weeks ended May 25, 2013 we had a net cash inflow of $4.1 million related to loans payable and long-term debt.

Long-Term Debt and Borrowing Capacity

On May 5, 2011, we entered into a $250.0 million unsecured revolving credit agreement (the “Credit Agreement”) with a syndicate of banks, which matures on May 4, 2016. Under the Credit Agreement, we are able to borrow funds at variable interest rates based on, at our election, the Eurodollar rate or a base rate, plus in each case a spread based on our consolidated funded debt ratio. Availability of credit requires compliance with certain financial and other covenants, including a maximum consolidated funded debt ratio and minimum consolidated interest coverage ratio as defined in the Credit Agreement. We test our compliance with these financial covenants on a fiscal quarterly basis. At May 31, 2014, the interest rates applicable to our borrowings under the Credit Agreement were calculated as LIBOR plus 75 basis points at the time of the respective borrowing. As of May 31, 2014, we had no outstanding borrowings, outstanding letters of credit amounting to $49.6 million and $200.4 million available for borrowing under the Credit Agreement.

On September 14, 2006, we issued $100.0 million of floating rates notes (“Floating Rate Notes”) pursuant to a Note Purchase Agreement, which bore interest at LIBOR plus 50 basis points. On September 14, 2013, the Floating Rate Notes matured and were repaid in full from our cash reserves.

As of May 31, 2014, we were in compliance with all covenants under the Credit Agreement.

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

There is usually a range of reasonable estimates of the costs associated with each site. In accordance with US GAAP, our accruals represent the amount within the range that we believe is the best estimate or the low end of a range of estimates if no point within the range is a better estimate. When we believe that both the amount of a particular liability and the timing of the payments are reliably determinable, we adjust the cost in current dollars using a rate of 3% for inflation until the time of expected payment and discount the cost to present value using current risk-free interest rates. As of May 31, 2014, the risk-free interest rates we utilized ranged from 2.5% to 3.3%.

For environmental liabilities that have been discounted, we include interest accretion, based on the effective interest method, in selling and administrative expenses on the Consolidated Statements of Income. The changes to the amounts of our environmental liabilities for the thirty-nine weeks ended May 31, 2014 are as follows (in thousands):

May 31, 2014
Beginning balance as of August 31, 2013	$19,680
Payments made for which reserves had been provided	(1,460)
Insurance proceeds received	631
Interest accretion	537
Revision in estimates	(21)
Change in discount rates	647

Balance as of May 31, 2014	$20,014

Anticipated payments and insurance proceeds relating to currently identified environmental remediation liabilities as of May 31, 2014, for the next five fiscal years and thereafter, as measured in current dollars, are reflected below.

(In thousands)	2014	2015	2016	2017	2018	Thereafter	Total
Estimated costs – current dollars	$4,308	$2,620	$1,887	$865	$797	$12,421	$22,898

Estimated insurance proceeds	—	(173)	(159)	(173)	(159)	(1,592)	(2,256)

Net anticipated costs	$4,308	$2,447	$1,728	$692	$638	$10,829	$20,642

Effect of inflation							7,591
Effect of discounting							(8,219)

Balance as of May 31, 2014							$20,014

Estimated insurance proceeds are primarily received from an annuity received as part of our legal settlement with an insurance company. Annual proceeds of approximately $0.3 million are deposited into an escrow account which funds remediation and monitoring costs for three sites related to our former operations in Williamstown, Vermont. Annual proceeds received but not expended in the current year accumulate in this account and may be used in future years for costs related to this site through the year 2027. As of May 31, 2014, the balance in this escrow account, which is held in a trust and is not recorded in our Consolidated Balance Sheet, was approximately $3.0 million. Also included in estimated insurance proceeds are amounts we are entitled to receive pursuant to legal settlements as reimbursements from three insurance companies for estimated costs at the site in Uvalde, Texas.

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

On November 5, 2013, a Master Complaint was filed in the NECC MDL proceeding naming us as one of numerous defendants in the matter. Individual plaintiffs were able to piggy-back on the Master Complaint by filing a Short Form Complaint to initiate legal actions against one or more of the defendants named in the Master Complaint. As of June 30, 2014, we have either received demand letters from or been named as a defendant in suits relating to approximately 475 patients who allegedly received the tainted drug from NECC. We have notified our insurers of these claims and they have issued reservation of rights letters with respect to coverage of these claims. We are in continuing discussions with our insurers concerning coverage matters. In June 2014, we, in consultation with our insurers, agreed to attempt to mediate these suits with the PSC. While we are unable to ascertain the ultimate outcome of this matter, based on the information currently available, we believe that a loss with respect to this matter is neither probable nor remote, and we are unable to reasonably assess an estimate or range of estimates of any potential losses. If we are found to be liable with respect to claims brought against us relating to NECC that are not covered by our insurance, we may incur liabilities that are material to our financial condition and operating results.

Off-Balance Sheet Arrangements

As of May 31, 2014, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Securities and Exchange Commission Regulation S-K.

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

Contractual Obligations and Other Commercial Commitments

On September 14, 2013, we repaid in full at maturity the $100 million of Floating Rate Notes from our cash reserves. Except for this repayment, as of May 31, 2014 there were no material changes in our contractual obligations that were disclosed in our Annual Report on Form 10-K for the year ended August 31, 2013.

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

In May 2014, the FASB issued updated accounting guidance on revenue recognition. This update provides a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. This guidance is effective for annual reporting periods, and any interim periods within those annual periods, that begin after December 15, 2016 and allows for either full retrospective or modified retrospective application, with early adoption not permitted. Accordingly, the standard is effective for us on August 27, 2017. We are currently evaluating the adoption method we will apply and the impact that this guidance will have on our financial statements and related disclosures.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

We have determined that all of our foreign subsidiaries operate primarily in local currencies that represent the functional currencies of such subsidiaries. All assets and liabilities of our foreign subsidiaries are translated into U.S. dollars using the exchange rate prevailing at the balance sheet date. The effects of exchange rate fluctuations on the translation of assets and liabilities are recorded as a component of shareholders’ equity. Revenues and expenses are translated at the average exchange rates in effect during each month of the fiscal year. As such, our financial condition and operating results are affected by fluctuations in the value of the U.S. dollar as compared to currencies in foreign countries. Revenues denominated in currencies other than the U.S. dollar represented approximately 10.0% and 9.8% of total consolidated revenues for the thirteen and thirty-nine weeks ended May 31, 2014, respectively, and total assets denominated in currencies other than the U.S. dollar represented approximately 13.2% and 12.1% of total consolidated assets at May 31, 2014 and August 31, 2013, respectively. If exchange rates had increased or decreased by 10% from the actual rates in effect during the thirteen and thirty-nine weeks ended and as of May 31, 2014, our revenues would have increased or decreased by approximately $3.6 million and $10.3 million, respectively, and assets as of May 31, 2014 would have increased or decreased by approximately $17.9 million.

We do not operate a hedging program to mitigate the effect of a significant change in the value of our foreign subsidiaries functional currencies, which include the Canadian Dollar, Euro, British Pound, Mexican Peso, and Nicaraguan Cordoba as compared to the U.S. dollar. Any losses or gains resulting from foreign currency transactions, including exchange rate fluctuations on intercompany accounts are reported as transaction losses (gains) in our other (income) expense. The intercompany payables and receivables are denominated in Canadian Dollars, Euros, British Pounds, Mexican Pesos and Nicaraguan Cordoba. During the thirteen and thirty-nine weeks ended May 31, 2014, transaction losses included in other (income) expense was a nominal amount for both periods. If the exchange rates had increased or decreased by 10% during the thirteen and thirty-nine weeks ended May 31, 2014, we would have recognized exchange gains or losses of approximately $1.1 million for both periods.

Interest Rate Sensitivity

We are exposed to market risk from changes in interest rates which may adversely affect our financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, we manage these exposures through our regular operating and financing activities. We are exposed to interest rate risk primarily through our borrowings under our Credit Agreement with a syndicate of banks. Under our Credit Agreement, we borrow funds at variable interest rates based on the Eurodollar rate or LIBOR rates. If the LIBOR and Eurodollar rates fluctuated by 10% from the actual rates in effect during the thirteen and thirty-nine weeks ended May 31, 2014, our interest expense would have fluctuated by a nominal amount from the interest expense recognized for both periods.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the third quarter of fiscal year 2014 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

On November 5, 2013, a Master Complaint was filed in the NECC MDL proceeding naming us as one of numerous defendants in the matter. Individual plaintiffs were able to piggy-back on the Master Complaint by filing a Short Form Complaint to initiate legal actions against one or more of the defendants named in the Master Complaint. As of June 30, 2014, we have either received demand letters from or been named as a defendant in suits relating to approximately 475 patients who allegedly received the tainted drug from NECC. We have notified our insurers of these claims and they have issued reservation of rights letters with respect to coverage of these claims. We are in continuing discussions with our insurers concerning coverage matters. In June 2014, we, in consultation with our insurers, agreed to attempt to mediate these suits with the PSC. While we are unable to ascertain the ultimate outcome of this matter, based on the information currently available, we believe that a loss with respect to this matter is neither probable nor remote, and we are unable to reasonably assess an estimate or range of estimates of any potential losses. If we are found to be liable with respect to claims brought against us relating to NECC that are not covered by our insurance, we may incur liabilities that are material to our financial condition and operating results.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)     Not Applicable.

(b)     Not Applicable.

(c)     Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares of Common Stock Purchased		(b) Average Price Paid per Common Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plan or Program
March 2, 2014 – March 29, 2014	–		$–	N/A	N/A
March 30, 2014 – April 26, 2014	35,938	(1)	98.13	N/A	N/A
April 27, 2014 – May 31, 2014	–		–	N/A	N/A
	35,938		$98.13	N/A	N/A

(1)	Represents shares of Common Stock surrendered by the Company’s CEO to the Company to satisfy tax withholding obligations in connection with the vesting of restricted stock.

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

101 The following materials from UniFirst Corporation’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UniFirst Corporation

July 10, 2014	By:	/s/ Ronald D. Croatti Ronald D. Croatti President and Chief Executive Officer

July 10, 2014	By:	/s/ Steven S. Sintros Steven S. Sintros Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

*	31.1 Rule 13a-14(a)/15d-14(a) Certification of Ronald D. Croatti

*	31.2 Rule 13a-14(a)/15d-14(a) Certification of Steven S. Sintros

**	32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**	32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 The following materials from UniFirst Corporation’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

*	Filed herewith

**	Furnished herewith