Form 10-K
period 2014-08-30
UNIFIRST CORP
filed 2014-10-29
CIK 717954

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended August 30, 2014

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 Commission file number 001-08504

UNIFIRST CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Massachusetts	04-2103460
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

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

Yes           No ✔

The number of outstanding shares of the Registrant’s Common Stock and Class B Common Stock at October 17, 2014 were 15,193,047 and 4,860,519, respectively. The aggregate market value of the voting stock of the Registrant held by non-affiliates as of February 28, 2014 (the last business day of the Registrant’s most recently completed second fiscal quarter), computed by reference to the closing sale price of such shares on such date, was approximately $1,622,023,215.

Documents Incorporated By Reference

The Registrant intends to file a Definitive Proxy Statement pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended, for its 2015 Annual Meeting of Shareholders within 120 days of the end of the fiscal year ended August 30, 2014. Portions of such Proxy Statement are incorporated by reference in Part III of this Annual Report on Form 10-K.

UniFirst Corporation

Annual Report on Form 10-K

For the Fiscal Year Ended August 30, 2014

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

ITEM 1. BUSINESS

GENERAL

UniFirst Corporation, a corporation organized under the laws of the Commonwealth of Massachusetts in 1950, together with its subsidiaries, hereunder referred to as “we”, “our”, the “Company”, or “UniFirst”, is one of the largest providers of workplace uniforms and protective work wear clothing in the United States. We design, manufacture, personalize, rent, clean, deliver, and sell a wide range of uniforms and protective clothing, including shirts, pants, jackets, coveralls, lab coats, smocks, aprons and specialized protective wear, such as flame resistant and high visibility garments. We also rent and sell industrial wiping products, floor mats, facility service products and other non-garment items, and provide restroom and cleaning supplies and first aid cabinet services and other safety supplies, to a variety of manufacturers, retailers and service companies. We serve businesses of all sizes in numerous industry categories. At certain specialized facilities, we also decontaminate and clean work clothes and other items that may have been exposed to radioactive materials and service special cleanroom protective wear and facilities.

Our principal services include providing customers with uniforms and other non-garment items, picking up soiled uniforms or other items on a periodic basis (usually weekly), and delivering, at the same time, cleaned and processed items. We offer uniforms in a wide variety of styles, colors, sizes and fabrics and with personalized emblems selected by the customer. Our centralized services, specialized equipment and economies of scale generally allow us to be more cost effective in providing garment services than customers could be themselves, particularly those customers with high employee turnover rates. During fiscal 2014, we manufactured approximately 70% of the garments we placed in service. These were primarily work pants and shirts manufactured at three of our plants located in San Luis Potosi, Mexico, one plant located in Managua, Nicaragua, as well as at subcontract manufacturers that we utilize to supplement our manufacturing capacity in periods of high demand. Because we design and manufacture a majority of our own uniforms and protective clothes, we can produce custom garment programs for our larger customers, offer a diverse range of such designs within our standard line of garments and better control the quality, price and speed at which we produce such garments. In addition, among our competitors, we believe we have the largest in-house digital image processing capability, allowing us to convert an image provided by a customer into customized, mass producible embroidered emblems, typically within two days.

We have six operating segments: US Rental and Cleaning, Canadian Rental and Cleaning, Manufacturing (“MFG”), Specialty Garments Rental and Cleaning (“Specialty Garments”), First Aid and Corporate. The US Rental and Cleaning and Canadian Rental and Cleaning operating segments have been combined to form the US and Canadian Rental and Cleaning reporting segment. The US and Canadian Rental and Cleaning reporting segment purchases, rents, cleans, delivers and sells, uniforms and protective clothing and non-garment items in the United States and Canada. The Corporate operating segment consists of costs associated with our distribution center, sales and marketing, information systems, engineering, materials management, manufacturing planning, finance, budgeting, human resources, other general and administrative costs and interest expense. The revenues generated from the Corporate operating segment represent certain direct sales made directly from our distribution center. The products sold by this operating segment are the same products rented and sold by the US and Canadian Rental and Cleaning reporting segments. The MFG operating segment designs and manufactures uniforms and non-garment items primarily for the purpose of providing these goods to the US and Canadian Rental and Cleaning reporting segment. The Specialty Garments operating segment purchases, rents, cleans, delivers and sells, specialty garments and non-garment items primarily for nuclear and cleanroom applications and provides cleanroom cleaning services at limited customer locations. The First Aid operating segment sells first aid cabinet services and other safety supplies as well as maintains wholesale distribution and pill packaging operations. Refer to Note 14, “Segment Reporting”, of our Consolidated Financial Statements for our disclosure of segment information.

In fiscal 2014, we generated $1.395 billion in revenue, of which approximately 90% was derived from the US and Canadian Rental and Cleaning and Corporate segments. Specialty Garments and First Aid accounted for approximately 7% and 3% of our 2014 revenues, respectively.

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

CUSTOMERS

We serve businesses of all sizes in numerous industry categories. During each of the past five years, no single customer in our Core Laundry Operations accounted for more than 1% of our revenues. Our typical customers include automobile service centers and dealers, delivery services, food and general merchandise retailers, food processors and service operations, light manufacturers, maintenance facilities, restaurants, service companies, soft and durable goods wholesalers, transportation companies, and others who require employee clothing for image, identification, protection or utility purposes. Among our largest customers of our conventional uniform rental business are divisions, units, regional operations or franchised agencies of major, nationally recognized organizations. With respect to our Specialty Garment segment, typical customers include government agencies, research and development laboratories, high technology companies and utilities operating nuclear reactors. We currently service over 260,000 customer locations in the United States, Canada and Europe from 226 customer service, distribution and manufacturing facilities.

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

For example, in select geographic markets we employ teams of dedicated facility services sales representatives who focus exclusively on developing business for our floor care, restroom and related service programs. We employ specialist executive-level salespeople in our National Account Organization—some who specialize in rental programs and some who specialize in direct sale programs—to target the very largest national companies with known uniform and/or facility services program needs. We believe that effective customer service is the most important element in developing and maintaining our market position. Our commitment to service excellence is reflected throughout our organization. Our route sales representatives are the first line of continuing customer contact, who are supported by local customer service representatives, local service management staff and local operations management leaders, all of whom are focused on addressing the ongoing needs of customers, constantly delivering high-value service and pursuing total customer satisfaction. Our proprietary customer relationship management (“CRM”) information system enables us to respond to customer inquiries or issues within 24 hours and our service personnel are specially trained to handle the daily contact work necessary to effectively manage customer relations.

We measure the speed and accuracy of our customer service efforts on a weekly basis and, through our “Customers for Life’’ program, we continuously survey, record and report satisfaction levels as a means of evaluating current performance and highlighting areas for improvement.

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

MANUFACTURING AND SOURCING

We manufactured approximately 70% of all garments which we placed in service during fiscal 2014. These were primarily work pants and shirts manufactured at three of our plants located in San Luis Potosi, Mexico, one plant located in Managua, Nicaragua, as well as at subcontract manufacturers that we utilize to supplement our manufacturing capacity in periods of high demand. The balance of the garments used in our programs are purchased from a variety of industry suppliers. While we currently acquire the raw materials with which we produce our garments from a limited number of suppliers, we believe that such materials are readily available from other sources. To date, we have experienced no significant difficulty in obtaining any of our raw materials or supplies. Currently, we also manufacture approximately 73% of the mats we place in service at our plant in Cave City, Arkansas.

EMPLOYEES

At August 30, 2014, we employed approximately 12,000 persons. Approximately 2% of our United States employees are represented by a union pursuant to a collective bargaining agreement. We consider our employee relations to be good.

EXECUTIVE OFFICERS

Our executive officers are as follows:

NAME	AGE	POSITION
Ronald D. Croatti	71	Chairman of the Board, President, and Chief Executive Officer
Steven S. Sintros	41	Senior Vice President and Chief Financial Officer
Cynthia Croatti	59	Executive Vice President and Treasurer
Bruce P. Boynton	66	Senior Vice President, Operations
David A. DiFillippo	57	Senior Vice President, Operations
David M. Katz	51	Senior Vice President, Sales and Marketing

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

Steven S. Sintros joined our Company in 2004. Mr. Sintros is a Senior Vice President and has served as our Chief Financial Officer since January 2009. He has primary responsibility for overseeing the financial functions of our Company, as well as our information systems department. Mr. Sintros served as a Finance Manager in 2004 and Corporate Controller from 2005 until January 2009.

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

David M. Katz joined our Company in 2009. Mr. Katz is a Senior Vice President and has primary responsibility for overseeing the sales and marketing functions of our Company. Prior to joining our Company, Mr. Katz worked for DHL Express where he served as the Northeast Vice President of Field Sales, from 2003 to 2007, the Northeast Vice President of National Account Sales from 2007 to 2008 and the Senior Vice President and General Manager of the Northeast from 2008 until 2009.

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

We supply uniform services to many industries that have been subject to adverse economic and business conditions resulting in shifting employment levels, changes in worker productivity, uncertainty regarding the impacts of rehiring and shifts to offshore manufacturing. As a result, many of our customers have reduced worker headcounts. The economic hardships among our customer base have also caused, and may continue to cause, some of our customers to restrict expenditures or even cease to conduct business. All of these factors have, and are likely in the future to continue to have, the effect of reducing the number of employees utilizing our uniform services, which adversely affects our sales and results of operations. The current worldwide economic uncertainties and weakness may negatively impact our revenues and operating performance in fiscal 2015 and beyond due to the impact on spending plans and employment levels of our customers and sales prospects.

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

We have accrued certain costs related to the sites described above as it has been determined that the costs are probable and can be reasonably estimated. We have potential exposure related to a parcel of land (the “Central Area”) related to the Woburn, Massachusetts site cited above. Currently, the consent decree for the Woburn site does not define or require any remediation work in the Central Area. The United States Environmental Protection Agency (the “EPA”) has provided us and other signatories to the consent decree with comments on the design and implementation of groundwater and soil remedies at the Woburn site and investigation of environmental conditions in the Central Area. We, and other signatories, have implemented and proposed to do additional work at the Woburn site but many of EPA’s comments remain to be resolved. We are also in discussions with EPA concerning its invoices for oversight costs with respect to the Woburn site and the Central Area. We have implemented mitigation measures and continue to monitor environmental conditions at the Somerville, Massachusetts site. We also expect to incur monitoring and mitigation costs associated with the planned construction of a transit station in the area of the Somerville site.

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

In addition, our nuclear garment decontamination operations are subject to asset retirement obligations related to the decommissioning of our nuclear laundry facilities. We recognize as a liability the present value of the estimated future costs to decommission these facilities. The estimated liability is based on historical experience in decommissioning nuclear laundry facilities, estimated useful lives of the underlying assets, external vendor estimates as to the cost to decommission these assets in the future, and federal and state regulatory requirements. No assurances can be given that these accruals will be sufficient or that the costs of such decommissioning will not substantially exceed such accruals, as our facts, circumstances or estimates change, including changes in the Company’s estimated useful lives of the underlying assets, estimated dates of decommissioning, changes in decommissioning costs, changes in federal or state regulatory guidance on the decommissioning of such facilities, or other changes in estimates.

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

As previously disclosed, we are a defendant in hundreds of lawsuits relating to New England Compounding Center’s (“NECC”) highly-publicized compounding and sale of tainted methylprednisolone acetate, which reportedly resulted in a widespread outbreak of fungal meningitis and other infections. It has been reported that over 60 people died and another approximately 700 people were allegedly seriously injured as a result of this outbreak. These suits against us relate to the limited, once-a-month cleaning services we provided to portions of NECC’s cleanroom facilities.

In February 2013, suits against NECC were transferred to a multi-district litigation (“MDL”) proceeding in federal court in Boston, Massachusetts. The MDL court appointed the Plaintiffs’ Steering Committee (“PSC”) for the NECC litigation.

On November 5, 2013, a Master Complaint was filed in the NECC MDL proceeding naming us as one of numerous defendants in the matter. Individual plaintiffs were able to piggy-back on the Master Complaint by filing a Short Form Complaint to initiate legal actions against one or more of the defendants named in the Master Complaint. As of October 17, 2014, we have either received demand letters from or been named as a defendant in suits relating to approximately 650 patients who allegedly received the tainted drug from NECC. We have notified our insurers of these claims and they have issued reservation of rights letters with respect to coverage of these claims. We are in continuing discussions with our insurers concerning coverage matters. In early October 2014, we, together with our insurers, engaged in a mediation with the PSC in an attempt to settle these suits. The parties were unable to reach a settlement in this mediation. Although settlement discussions may resume in the future, no assurances can be given that any settlement will be reached in this matter. At the present time, we believe that if we are able to reach a satisfactory settlement in this matter, our insurance coverage with respect to these claims should be sufficient. However, if we do not reach a satisfactory settlement and are found to be liable with respect to claims brought against us relating to NECC that are not covered by our insurance or exceed such insurance coverage, we may incur liabilities that are material to our financial condition and operating results. While we are unable to ascertain the ultimate outcome of this matter, based on the information currently available, we believe that a loss with respect to this matter is neither probable nor remote. Given the uncertainty regarding the possibility of any settlement occurring, and the uncertainty associated with any other resolution of these suits, we are unable to reasonably assess an estimate or range of estimates of any potential losses.

Recent economic trends could adversely affect our financial performance.

Economic downturns and declines in consumption in our markets may affect the levels of both our sales and profitability.  The domestic and global economies and financial and credit markets continue to experience declines or slow growth, general uncertainty and high unemployment. In addition, there continues to be diminished liquidity and credit availability.  We believe these conditions have not materially impacted our financial position or liquidity as of August 30, 2014.  However, we could be negatively impacted if these conditions continue for a sustained period of time, or if there is further deterioration in financial markets and major economies.  The current tight credit conditions in financial markets may continue to adversely affect the ability of our customers and suppliers to obtain financing, which could result in a decrease in, or cancellation of, our services.  In addition, weakening economic conditions and outlook may result in a further decline in the level of our customers’ spending that could adversely affect our results of operations and liquidity.  We are unable to predict the likely duration and severity of the current disruption, weakness and uncertainty in the domestic and global financial markets, including the current economic malaise in Europe, geopolitical disruptions in the Ukraine and the Middle East and the related adverse economic conditions.

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

We employ approximately 12,000 persons. Approximately 2% of our United States employees are represented by a union pursuant to a collective bargaining agreement. Competitors within our industry have been the target of corporate unionization campaigns by multiple labor unions. While our management believes that our employee relations are good, we cannot assure you that we will not experience pressure from labor unions or become the target of campaigns similar to those faced by our competitors. The potential for unionization could increase if the United States Congress passes federal “card check” legislation. If we do encounter pressure from labor unions, any resulting labor unrest could disrupt our business by impairing our ability to produce and deliver our products. In addition, significant union representation would require us to negotiate wages, salaries, benefits and other terms with many of our employees collectively and could adversely affect our results of operations by increasing our labor costs or otherwise restricting our ability to maximize the efficiency of our operations.

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

Fluctuations in the nuclear portion of our Specialty Garments segment could disproportionately impact our revenue and net income and create volatility in the price of our Common Stock.

Our nuclear decontamination business is affected by shut-downs, outages and clean-ups of the nuclear facilities we service. We are not able to control or predict with certainty when such shut-downs, outages and clean-ups will occur. In addition, our nuclear decontamination business tends to generate more revenue in the first and third fiscal quarters, which is when nuclear power plants typically schedule their plant outages and refuelings and thereby increase nuclear garment utilization. Moreover, a significant percentage of this segment’s revenues are generated from a limited number of nuclear power plant operators. This concentration subjects this business to significant risks and may result in greater volatility in this segment’s results of operations. Fluctuations in our nuclear decontamination business could adversely affect our results of operations and financial condition.

Our international business results are influenced by currency fluctuations and other risks that could have an adverse effect on our results of operations and financial condition.

A portion of our sales is derived from international markets. Revenue denominated in currencies other than the U.S. dollar represented approximately 9.8%, 9.7% and 8.9% of total consolidated revenues for each of fiscal 2014, 2013 and 2012, respectively. The operating results of our international subsidiaries are translated into U.S. dollars and such results are affected by movements in foreign currencies relative to the U.S. dollar. The strength of the U.S. dollar has generally increased recently as compared to other currencies, which has had, and may continue to have, an adverse effect on our operating results as reported in U.S. dollars. Our international operations are also subject to other risks, including the requirement to comply with changing and conflicting national and local regulatory requirements; potential difficulties in staffing and labor disputes; managing and obtaining support and distribution for local operations; credit risk or financial condition of local customers; potential imposition of restrictions on investments; potentially adverse tax consequences, including imposition or increase of withholding and other taxes on remittances and other payments by subsidiaries; foreign exchange controls; and local political and social conditions. There can be no assurance that the foregoing factors will not have an adverse effect on our international operations or on our consolidated financial condition and results of operations. We own and operate manufacturing facilities in Mexico and Nicaragua. Violence, crime and instability in Mexico has had, and may continue to have, an adverse effect on our operations, including the hijacking of our trucks and the implementation of security measures to protect our employees. We are not insured against such criminal attacks and there can be no assurance that losses that could result from an attack on our trucks or our personnel would not have a material adverse effect on our business, results of operations and financial condition. Operations in developing nations present several additional risks, including greater fluctuation in currencies relative to the U.S. dollar, economic and governmental instability, civil disturbances, volatility in gross domestic production, Foreign Corrupt Practice Act compliance issues and nationalization and expropriation of private assets.

Adverse global financial and economic conditions may result in impairment of our goodwill and intangibles.

Our market capitalization, from time to time, has experienced volatility due in part to turbulent economic conditions and disruption in the global equity and credit markets. Under accounting principles generally accepted in the United States (“US GAAP”), we may be required to record an impairment charge if changes in circumstances or events indicate that the carrying values of our goodwill and intangible assets exceed their fair value and are not recoverable. Any significant and other-than-temporary decrease in our market capitalization could be an indicator, when considered together with other factors, that the carrying values of our goodwill and intangible assets exceed their fair value, which may result in our recording an impairment charge. We are unable to predict economic trends, but we continue to monitor the impact of changes in economic and financial conditions on our operations and on the carrying value of our goodwill and intangible assets. Should the value of our acquired goodwill or one or more of our acquired intangibles become impaired, our consolidated earnings and net worth may be materially adversely affected.

Our failure to properly and efficiently design, construct, implement and operate our new customer relationship management computer system could adversely affect our operations and financial performance.

We are in the process of modernizing our customer relationship management computer system. The new system will combine enterprise resource planning (“ERP”) solutions and custom-built applications to address, among other areas, account management, billing and customer service. The new system is intended to improve functionality and information flow and increase automation in servicing our customers. As with any major new computer system that includes custom applications, there are risks inherent in the cost estimates, design, construction, implementation and operation of our new CRM system. These risks include the potential failures to properly design the system, to efficiently and economically construct and implement the system and to effectively operate the system. We are using well-regarded third-party consultants to assist us in this process. While we believe that our new CRM system will provide the anticipated information technology and customer service enhancements we expect, no assurances can be given in this regard. This project has experienced delays in completion from our original timetable. The failure to properly, efficiently and economically complete and operate the new system on a timely basis could disrupt our operations and adversely affect our financial results.

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

Our business is subject to various other state and federal regulations, including employment laws and regulations, minimum wage requirements, overtime requirements, working condition requirements, citizenship requirements, healthcare insurance mandates and other laws and regulations. Any appreciable increase in the statutory minimum wage rate, income or overtime pay, costs of complying with healthcare insurance mandates, changes in OSHA requirements, changes in environmental compliance requirements, or changes to immigration laws and citizenship requirements would likely result in an increase in our labor costs and/or contribute to a shortage of available labor and such cost increase or labor shortage, or the penalties for failing to comply with such statutory minimums or regulations, could have an adverse effect on our business, liquidity and results of operations.

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

These factors, among others, may cause our results of operations in some future quarters to be below the expectations of securities analysts and investors, which could have an adverse effect on the market price of our Common Stock.

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

We manufactured approximately 70% of all garments which we placed in service during fiscal 2014. These were primarily work pants and shirts manufactured at three of our plants located in San Luis Potosi, Mexico, one plant located in Managua, Nicaragua, as well as at subcontract manufacturers that we utilize to supplement our manufacturing capacity in periods of high demand. The balance of the garments used in our programs are purchased from a variety of industry suppliers. While we currently acquire the raw materials with which we produce our garments from a limited number of suppliers, we believe that such materials are readily available from other sources. To date, we have experienced no significant difficulty in obtaining any of our raw materials or supplies. However, if we were to experience difficulty obtaining any of our raw materials from such suppliers and were unable to obtain new materials or supplies from other industry suppliers, it could adversely affect our results of operations.

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

As of October 17, 2014, to the Company’s knowledge, the members of the Croatti family owned, directly or indirectly, in the aggregate approximately 305,266 shares of our Common Stock and approximately 4,860,519 shares of our Class B Common Stock, which represents approximately 25.8% of the aggregate number of outstanding shares of our Common Stock and Class B Common Stock, but approximately 76.7% of the combined voting power of the outstanding shares of our Common Stock and Class B Common Stock. As a result, the members of the Croatti family, acting with other family members, could effectively control most matters requiring approval by our shareholders, including the election of a majority of the directors. While historically the members of the Croatti family have individually voted their respective shares of Class B Common Stock in the same manner, there is no contractual understanding requiring this and there is no assurance that the family members will continue to individually vote their shares of Class B Common Stock in the same manner. This voting control by the members of the Croatti family, together with certain provisions of our by-laws and articles of organization, could have the effect of delaying, deferring or preventing a change in control of our Company that would otherwise be beneficial to our public shareholders.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of August 30, 2014, we owned or leased approximately 250 facilities containing an aggregate of approximately 6.2 million square feet located in the United States, Canada, Mexico, Europe and Nicaragua. We owned 119 of these facilities, containing approximately 4.9 million square feet. These facilities include our 320,000 square foot Owensboro, Kentucky distribution center and almost all of our industrial laundry processing plants. We believe our industrial laundry facilities are among the most modern in the industry.

We own substantially all of the machinery and equipment used in our operations. We believe that our facilities and our production, cleaning and decontamination equipment have been well maintained and are adequate for our present needs. We also own a fleet of approximately 3,200 delivery vans, trucks and other vehicles.

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

In addition, we, like our competitors, are subject to various federal, state and local laws and regulations governing, among other things, air emissions, wastewater discharges, and the generation, handling, storage, transportation, treatment and disposal of hazardous wastes and other substances. In particular, industrial laundries currently use and must dispose of detergent waste water and other residues, and, in the past, used perchloroethylene and other dry cleaning solvents. Over the years, we have settled, or contributed to the settlement of, actions or claims brought against us relating to the disposal of hazardous materials and there can be no assurance that we will not have to expend material amounts to remediate the consequences of any such disposal in the future. Further, under environmental laws, an owner or lessee of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances located on or in or emanating from such property, as well as related costs of investigation and property damage. Such laws often impose liability without regard to whether the owner or lessee knew of or was responsible for the presence of such hazardous or toxic substances. There can be no assurance that acquired or leased locations have been operated in compliance with environmental laws and regulations or that future uses or conditions will not result in the imposition of liability upon us under such laws or expose us to third-party actions such as tort suits. Refer to Note 10, “Commitments and Contingencies”, of our Consolidated Financial Statements for further discussion.

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

	Price Per Share		Dividends Per Share
	High	Low	Common Stock	Class B Common Stock
Year ended August 30, 2014
First Quarter	$104.90	$96.02	$0.0375	$0.0300
Second Quarter	116.00	98.92	0.0375	0.0300
Third Quarter	112.71	93.40	0.0375	0.0300
Fourth Quarter	108.97	96.86	0.0375	0.0300

	Price Per Share		Dividends Per Share
	High	Low	Common Stock	Class B Common Stock
Year ended August 31, 2013
First Quarter	$71.52	$63.51	$0.0375	$0.0300
Second Quarter	85.20	70.27	0.0375	0.0300
Third Quarter	96.57	82.82	0.0375	0.0300
Fourth Quarter	102.83	90.22	0.0375	0.0300

The approximate number of shareholders of record of our Common Stock and Class B Common Stock as of October 17, 2014 was 62 and 25, respectively. We believe that the number of beneficial owners of our Common Stock is substantially greater than the number of record holders because a large portion of our Common Stock is held of record in broker “street names”.

We have paid regular quarterly dividends since 1983 and intend to continue such policy subject to, among other factors, our earnings, financial condition, capital requirements and tax law changes. No dividends will be payable unless declared by our Board of Directors and then only to the extent funds are legally available for the payment of such dividends. In the event that our Board of Directors votes to pay a dividend, our Common Stock must receive a dividend equal to no less than 125% of any dividend paid on the Class B Common Stock. On July 8, 2014, our Board of Directors declared a quarterly dividend of $0.0375 and $0.0300 per share on our Common Stock and Class B Common Stock, respectively, which was paid on October 1, 2014 to shareholders of record on September 10, 2014.

The following table sets forth information concerning our equity compensation plans as of August 30, 2014.

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options and stock appreciation rights	Weighted average exercise price of outstanding options and stock appreciation rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities referenced in column (a))
	(a)
Equity compensation plans approved by security holders	618,602	$61.86	236,510
Equity compensation plans not approved by security holders	—	N/A	—
Total	618,602	$61.86	236,510

Stock Performance Graph

Set forth below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on our Common Stock, based on the market price of our Common Stock, with the cumulative total shareholder return of a peer group and of companies within the Standard & Poor’s 500 Stock Index, in each case assuming reinvestment of dividends. The calculation of cumulative total shareholder return assumes a $100 investment in our Common Stock, the peer group and the S&P 500 Stock Index on August 31, 2009. The peer group is composed of Cintas Corporation and G & K Services, Inc.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements and Notes to Consolidated Financial Statements included in Item 8.

The selected consolidated balance sheet data set forth below as of August 30, 2014 and August 31, 2013 and the selected consolidated income statement data for the three years in the period ended August 30, 2014 are derived from our audited Consolidated Financial Statements included in this Annual Report on Form 10-K. All other selected consolidated financial data set forth below are derived from our audited financial statements not included in this Annual Report on Form 10-K. Current accounting guidance requires the income per share for each class of common stock to be calculated assuming 100% of our earnings are distributed as dividends to each class of common stock based on their respective dividend rights. Our Common Stock has a 25% dividend preference to our Class B Common Stock. The Class B Common Stock, which has ten votes per share as opposed to one vote per share for the Common Stock, is not freely transferable but may be converted at any time on a one-for-one basis into Common Stock at the option of the holder of the Class B Common Stock.

Five Year Financial Summary

UniFirst Corporation and Subsidiaries

Fiscal Year Ended August (In thousands, except per share data)	2014	2013	2012	2011	2010
Selected Balance Sheet Data:
Total assets	$1,424,161	$1,374,862	$1,240,534	$1,141,520	$1,092,295
Notes payable and long-term debt	$7,859	$111,408	$106,986	$120,296	$181,464
Shareholders' equity	$1,134,459	$1,013,398	$896,925	$797,942	$708,050

Selected Income Statement Data:
Revenues	$1,394,897	$1,355,515	$1,256,289	$1,134,126	$1,025,939
Depreciation and amortization	$71,752	$69,607	$66,439	$64,733	$61,477
Income from operations	$193,275	$186,203	$151,108	$123,973	$130,272
Other (income) expense, net	$(2,076)	$(1,406)	$374	$3,401	$7,420
Provision for income taxes	$75,426	$70,924	$55,745	$44,086	$46,444

Net income	$119,925	$116,685	$94,989	$76,486	$76,408

Income per share:
Basic - Common stock	$6.29	$6.14	$5.02	$4.05	$4.11
Basic - Class B Common Stock	$5.03	$4.91	$4.01	$3.24	$3.29
Diluted - Common stock	$5.95	$5.81	$4.76	$3.85	$3.90

Dividends per share:
Common stock	$0.15	$0.15	$0.15	$0.15	$0.15
Class B Common Stock	$0.12	$0.12	$0.12	$0.12	$0.12

The Company’s fiscal year ends on the last Saturday in August. For financial reporting purposes, fiscal 2013 consisted of 53 weeks, while all other fiscal years presented consisted of 52 weeks.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview

UniFirst Corporation, together with its subsidiaries, hereunder referred to as “we”, “our”, the “Company”, or “UniFirst”, is one of the largest providers of workplace uniforms and protective clothing in the United States. We design, manufacture, personalize, rent, clean, deliver, and sell a wide range of uniforms and protective clothing, including shirts, pants, jackets, coveralls, lab coats, smocks, aprons and specialized protective wear, such as flame resistant and high visibility garments. We also rent and sell industrial wiping products, floor mats, facility service products and other non-garment items, and provide restroom and cleaning supplies and first aid cabinet services and other safety supplies, to a variety of manufacturers, retailers and service companies.

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

We continue to expand into additional geographic markets through acquisitions and organic growth. We currently service over 260,000 customer locations in the United States, Canada and Europe from 226 customer service, distribution and manufacturing facilities.

US GAAP establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information of those segments to be presented in interim financial reports issued to shareholders. Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the chief operating decision-maker, or decision-making group, in making decisions on how to allocate resources and assess performance. Our chief operating decision-maker is our chief executive officer. We have six operating segments based on the information reviewed by our chief executive officer: US Rental and Cleaning, Canadian Rental and Cleaning, Manufacturing (“MFG”), Specialty Garments Rental and Cleaning (“Specialty Garments”), First Aid and Corporate. The US Rental and Cleaning and Canadian Rental and Cleaning operating segments have been combined to form the US and Canadian Rental and Cleaning reporting segment. Refer to Note 14, “Segment Reporting”, of our Consolidated Financial Statements for our disclosure of segment information.

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

The Corporate operating segment consists of costs associated with our distribution center, sales and marketing, information systems, engineering, materials management, manufacturing planning, finance, budgeting, human resources, other general and administrative costs and interest expense. The revenues generated from the Corporate operating segment represent certain direct sales made directly from our distribution center. The products sold by this operating segment are the same products rented and sold by the US and Canadian Rental and Cleaning reporting segment. In the segment disclosures in Note 14, “Segment Reporting”, of our Consolidated Financial Statements, no assets or capital expenditures are presented for the Corporate operating segment as no assets are allocated to this operating segment in the information reviewed by our chief executive officer. However, depreciation and amortization expense related to certain assets are reflected in income from operations and income before income taxes for the Corporate operating segment. The assets that give rise to this depreciation and amortization are included in the total assets of the US and Canadian Rental and Cleaning reporting segment as this is how they are tracked and reviewed by us.

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

Approximately 90% of our revenues in fiscal 2014 were derived from US and Canadian Rental and Cleaning, and Corporate. A key driver of this business is the number of workers employed by our customers. Our revenues are directly impacted by fluctuations in these employment levels. Revenues from Specialty Garments, which accounted for approximately 7% of our 2014 revenues, increase during outages and refueling by nuclear power plants, as garment usage increases at these times. First Aid represented approximately 3% of our total revenue in fiscal 2014.

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

Foreign Currency Translation

The functional currency of our foreign operations is the local country’s currency. Transaction gains and losses, including gains and losses on our intercompany transactions, are included in other (income) expense, in the accompanying Consolidated Statements of Income. Assets and liabilities of operations outside the United States are translated into U.S. dollars using period-end exchange rates. Revenues and expenses are translated at the average exchange rates in effect during each month of the fiscal year. The effects of foreign currency translation adjustments are included in shareholders’ equity as a component of accumulated other comprehensive income in the accompanying Consolidated Balance Sheets.

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

We complete our annual goodwill impairment test in the fourth quarter of each fiscal year and there have been no impairments of goodwill or other intangible assets in fiscal 2014, 2013 or 2012.

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

Property, plant and equipment, and definite-lived intangible assets are depreciated or amortized over their useful lives. Useful lives are based on our estimates of the period that the assets will generate economic benefits. Long-lived assets are evaluated for impairment whenever events or circumstances indicate an asset may be impaired. There were no material impairments of property, plant and equipment, or definite-lived intangible assets in fiscal 2014, 2013 or 2012.

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

The estimated liability for environmental contingencies has been discounted as of August 30, 2014 using risk-free interest rates ranging from 2.4% to 3.1% over periods ranging from ten to thirty years. The estimated current costs, net of legal settlements with insurance carriers, have been adjusted for the estimated impact of inflation at 3% per year. Changes in enacted laws, regulatory orders or decrees, our estimates of costs, risk-free interest rates, insurance proceeds, participation by other parties, the timing of payments, the input of our attorneys and outside consultants or other factual circumstances could have a material impact on the amounts recorded for our environmental and other contingent liabilities. Refer to Note 10, “Commitments and Contingencies”, of our Consolidated Financial Statements for additional discussion and analysis.

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

We have undistributed earnings from our foreign subsidiaries of approximately $111.8 million, $101.5 million and $90.0 million as of August 30, 2014, August 31, 2013 and August 25, 2012, respectively. We consider these undistributed earnings as indefinitely reinvested and therefore have not provided for U.S. income taxes or foreign withholding taxes. If these earnings were ultimately distributed to the U.S. in the form of dividends or otherwise, or if the shares of our international subsidiaries were sold or transferred, we would likely be subject to additional U.S. income taxes, net of the impact of any available foreign tax credits as well as foreign withholding taxes. It is not practicable to estimate the amount of unrecognized deferred U.S. taxes on these undistributed earnings.

Results of Operations

The following table presents certain selected financial data, including the percentage of revenues represented by each item, for our three fiscal years ended August 30, 2014, August 31, 2013 and August 25, 2012.

							% Change
(In thousands, except for percentages)	FY 2014	% of Revenues	FY 2013	% of Revenues	FY 2012	% of Revenues	FY 2014 vs. FY 2013	FY 2013 vs. FY 2012
Revenues	$1,394,897	100.0%	$1,355,515	100.0%	$1,256,289	100.0%	2.9%	7.9%

Costs and expenses:
Cost of revenue (1)	858,306	61.5	836,174	61.7	797,944	63.5	2.6	4.8
Selling and administrative expenses (1)	271,564	19.5	263,531	19.4	240,798	19.2	3.0	9.4
Depreciation and amortization	71,752	5.1	69,607	5.1	66,439	5.3	3.1	4.8
	1,201,622	86.1	1,169,312	86.3	1,105,181	88.0	2.8	5.8

Income from operations	193,275	13.9	186,203	13.7	151,108	12.0	3.8	23.2
Other (income) expense	(2,076)	-0.1	(1,406)	-0.1	374	0.0	47.7	-475.9

Income before income taxes	195,351	14.0	187,609	13.8	150,734	12.0	4.1	24.5
Provision for income taxes	75,426	5.4	70,924	5.2	55,745	4.4	6.3	27.2

Net income	$119,925	8.6%	$116,685	8.6%	$94,989	7.6%	2.8%	22.8%

(1)	Exclusive of depreciation on our property, plant and equipment and amortization of our intangible assets.

Revenues and income (loss) from operations by reporting segment for the three fiscal years ended August 30, 2014, August 31, 2013, and August 25, 2012 are presented in the following table. Refer to Note 14, “Segment Reporting”, of our Consolidated Financial Statements for discussion of our reporting segments.

	Fiscal year ended August
(In thousands)	2014	2013	2012
Segment Information
Revenues
US and Canadian Rental and Cleaning	$1,244,408	$1,200,286	$1,099,421
MFG	183,340	170,867	160,421
Net intercompany MFG elimination	(183,340)	(170,867)	(160,421)
Corporate	15,077	14,079	12,902
Subtotal: Core Laundry Operations	1,259,485	1,214,365	1,112,323
Specialty Garments	91,484	96,688	102,758
First Aid	43,928	44,462	41,208
Total consolidated revenues	$1,394,897	$1,355,515	$1,256,289
Income (loss) from operations
US and Canadian Rental and Cleaning	$209,497	$200,852	164,793
MFG	63,675	61,896	50,036
Net intercompany MFG elimination	(3,777)	(9,729)	(5,168)
Corporate	(87,145)	(82,357)	(76,376)
Subtotal: Core Laundry Operations	182,250	170,662	133,285
Specialty Garments	7,178	10,539	13,460
First Aid	3,847	5,002	4,363
Total income from operations	$193,275	$186,203	$151,108

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

We are currently undertaking a company-wide initiative to update our customer relationship management systems. As of August 30, 2014, we have capitalized $36.4 million related to our CRM project (“Unity 20/20”). Although we do not currently anticipate deployment of this system during fiscal 2015, we continue to make investments in IT infrastructure, including headcount, to help support this and other technology initiatives. In addition, future years will be impacted by the eventual depreciation of our Unity 20/20 investment.

During fiscal 2014, there was an increase in the amount of new garments placed in service to meet the day-to-day needs of our existing wearer base. As we expect this trend to continue into fiscal 2015, we project that our fiscal 2015 merchandise amortization will be higher as a percentage of revenues compared to fiscal 2014.

A portion of our sales is derived from international markets, including Canada. Revenues denominated in currencies other than the U.S. dollar represented approximately 9.8%, 9.7% and 8.9% of total consolidated revenues for fiscal years 2014, 2013 and 2012, respectively. The operating results of our international subsidiaries are translated into U.S. dollars and such results are affected by movements in foreign currencies relative to the U.S. dollar. In fiscal 2014 and 2012, foreign currency fluctuations negatively impacted our consolidated revenues by 0.5% and 0.2%, respectively. These impacts were primarily driven by unfavorable fluctuations in the Canadian dollar. In fiscal 2013, foreign currency fluctuations did not have a significant impact on our revenues. Our operating results in future years could be negatively impacted by any further devaluation, as compared to the U.S. dollar, of the Canadian dollar or any of the currencies of the other countries in which we operate.

The current worldwide economic uncertainty may negatively impact our revenues and operating performance in fiscal 2015 and beyond due to the impact on spending plans and employment levels of our customers and sales prospects.

Fiscal Year Ended August 30, 2014 Compared with Fiscal Year Ended August 31, 2013

Revenues

	August 30,	August 31,	Dollar	Percent
	2014	2013	Change	Change
	(In thousands, except percentages)

Core Laundry Operations	$1,259,485	$1,214,365	$45,120	3.7%
Specialty Garments	91,484	96,688	(5,204)	-5.4
First Aid	43,928	44,462	(534)	-1.2
Total consolidated revenues	$1,394,897	$1,355,515	$39,382	2.9%

In fiscal 2014, our consolidated revenues increased by $39.4 million from the comparable period in 2013, or 2.9%. Fiscal 2014 had 52 weeks of operations compared to 53 weeks in fiscal 2013. Excluding the estimated impact of the extra week in prior year, consolidated revenues increased 4.8% compared to fiscal 2013. Our year-over-year increase in consolidated revenues was primarily driven by the growth in our Core Laundry Operations, whose revenues increased to $1.259 billion in fiscal 2014 from $1.214 billion in fiscal 2013, or 3.7%. Excluding the estimated impact of the extra week in prior year, Core Laundry Operations increased 5.7%, which was driven by organic growth of 5.2% and acquisition-related growth of 1.1%. Organic growth is comprised of new sales, additions to our existing customer base and price increases, offset by lost accounts and reductions to our existing customer base. Organic growth in fiscal 2014 benefited from record levels of new account sales, improved customer retention as well as certain annual price adjustments. The growth in our Core Laundry Operations was partially offset by unfavorable fluctuations in the Canadian exchange rate which accounted for decrease in revenues of approximately 0.6%.

Specialty Garments’ revenue decreased from $96.7 million in fiscal 2013 to $91.5 million in fiscal 2014, or 5.4%. The decrease was primarily the result of reduced power reactor business in the U.S. and Canada compared to a year ago. This segment’s results are often affected by the timing and length of its customers’ power reactor outages as well as its project-based activities. The decline in the Specialty Garments’ U.S. and Canadian business was partially offset by improved performance from the segments’ European operations. First Aid revenues decreased 1.2%, from $44.5 million in fiscal 2013 to $43.9 million in fiscal 2014. Excluding the estimated impact of the extra week, First Aid revenues increased 0.7% compared to fiscal 2013.

Cost of revenues

Cost of revenues decreased as a percentage of revenues from 61.7% of revenues, or $836.2 million, in fiscal 2013 to 61.5% of revenues, or $858.3 million, in fiscal 2014. This decrease was primarily due to lower merchandise amortization as a percentage of revenues in our Core Laundry Operations in fiscal 2014 compared to the prior year. This benefit was partially offset by an increase in cost of revenues for the Specialty Garments segment as a percentage of revenues due to the revenue contraction that segment experienced compared to the prior year.

Selling and administrative expense

Our selling and administrative expenses increased to 19.5% of revenues, or $271.6 million, in fiscal 2014 from 19.4% of revenues, or $263.5 million, in fiscal 2013. The increase was primarily due to higher legal costs compared to the prior year, which was partially offset by lower payroll and payroll-related costs as a percentage of revenues.

Depreciation and amortization

Our depreciation and amortization expense was $71.8 million, or 5.1% of revenues, in fiscal 2014 compared to $69.6 million, or 5.1% of revenues, in fiscal 2013. Depreciation and amortization expense increased due to capital expenditure and acquisition activity in earlier periods.

Income from operations

For the year ended August 30, 2014, the changes in revenues in our Core Laundry Operations, Specialty Garments and First Aid segments, as well as the changes in our costs discussed above, resulted in the following changes in our income from operations:

	August 30,	August 31,	Dollar	Percent
	2014	2013	Change	Change
	(In thousands, except percentages)

Core Laundry Operations	$182,250	$170,662	$11,588	6.8%
Specialty Garments	7,178	10,539	(3,361)	-31.9
First Aid	3,847	5,002	(1,155)	-23.1
Total consolidated income from operations	$193,275	$186,203	$7,072	3.8%
Percentage of total revenues	13.9%	13.7%

Other (income) expense

Other (income) expense, which includes interest expense, interest income and foreign currency exchange loss (gain), was income of $2.1 million for fiscal 2014 as compared to income of $1.4 million for fiscal 2013. The increase was primarily due to a decrease in interest expense from $1.7 million in fiscal 2013 to $0.8 million in fiscal 2014 primarily due to the Company’s repayment of $100.0 million in private placement notes that came due in September 2013.

Provision for income taxes

Our effective tax rate was 38.6% for fiscal 2014 compared to 37.8% for fiscal 2013. This increase was primarily due to an increase in state income taxes, a change in the mix of jurisdictional earnings in fiscal 2014 as well as higher tax credits recognized in fiscal 2013.

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

Liquidity and Capital Resources

General

Cash and cash equivalents totaled $191.8 million as of August 30, 2014, a decrease of $5.7 million from $197.5 million as of August 31, 2013. Our working capital was $398.2 million as of August 30, 2014 compared to $296.4 million as of August 31, 2013. We generated $194.6 million and $211.6 million in cash from operating activities in the fiscal years ended August 30, 2014 and August 31, 2013, respectively. We have accumulated $63.5 million in cash outside the United States that is expected to be invested indefinitely in our foreign subsidiaries. If these funds were distributed to the U.S. in the form of dividends, we would likely be subject to additional U.S. income taxes. However, we do not believe than any resulting taxes payable would have a material impact on our liquidity. We believe that our current cash and cash equivalent balances, our cash generated from future operations and amounts available under our Credit Agreement (defined below) will be sufficient to meet our current anticipated working capital and capital expenditure requirements for at least the next 12 months.

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

Cash Provided by Operating Activities

Cash provided by operating activities for fiscal year ended August 30, 2014 was $194.6 million, a decrease of $17.0 million from the prior fiscal year when cash provided by operating activities was $211.6 million. This net decrease was primarily driven by the following factors:

●	A decrease in deferred income taxes of $12.2 million primarily the result of a prior year tax regulation change that favorably impacted the timing of our deductions.
●

A decrease in cash flows of $9.8 million generated by changes in working capital which were primarily driven by increased investments in our inventories and rental merchandise in service, as well as increases in our receivables and the timing of our income tax payments. These items were partially offset by cash inflows related to the timing of our vendor payments.

●	An increase in cash flows of $5.1 million generated from higher net income, adjusted for non-cash items.

Cash Used in Investing Activities

Cash used in investing activities for the fiscal year ended August 30, 2014 was $94.2 million, a decrease of $40.0 million from the prior fiscal year when cash used in investing activities was $134.2 million. The net decrease in cash used in investing activities was primarily driven by a decrease in cash outflows of $27.1 million for the acquisition of businesses as well as a decrease in cash outflows of $11.7 million for capital expenditures during the fiscal year ended August 30, 2014 compared to the prior year.

Cash (Used in) Provided by Financing Activities

Cash used in financing activities for the fiscal year ended August 30, 2014 was $104.4 million compared to cash provided by financing activities of $3.8 million for the fiscal year end August 31, 2013. This change was due to a net cash outflow related to loans payable and long-term debt of $103.9 million in fiscal 2014, which was primarily attributable to the repayment of $100.0 million of Floating Rate Notes (defined below) that came due in September 2013 from our cash reserves.

Long-term debt and borrowing capacity

On May 5, 2011, we entered into a $250.0 million unsecured revolving credit agreement (the “Credit Agreement”) with a syndicate of banks, which matures on May 4, 2016. Under the Credit Agreement, we are able to borrow funds at variable interest rates based on, at our election, the Eurodollar rate or a base rate, plus in each case a spread based on our consolidated funded debt ratio. Availability of credit requires compliance with certain financial and other covenants, including a maximum consolidated funded debt ratio and minimum consolidated interest coverage ratio as defined in the Credit Agreement. We test our compliance with these financial covenants on a fiscal quarterly basis. At August 30, 2014, the interest rates applicable to our borrowings under the Credit Agreement would be calculated as LIBOR plus 75 basis points at the time of the respective borrowing. As of August 30, 2014, we had no outstanding borrowings, letters of credit amounting to $49.6 million and $200.4 million available for borrowing under the Credit Agreement.

On September 14, 2006, we issued $100.0 million of floating rates notes (“Floating Rate Notes”) pursuant to a Note Purchase Agreement, which bore interest at LIBOR plus 50 basis points. On September 14, 2013, the Floating Rate Notes matured and were repaid in full from our cash reserves.

As of August 30, 2014, we were in compliance with all covenants under the Credit Agreement.

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

US GAAP requires that a liability for contingencies be recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Significant judgment is required to determine the existence of a liability, as well as the amount to be recorded. We regularly consult with attorneys and outside consultants in our consideration of the relevant facts and circumstances before recording a contingent liability. Changes in enacted laws, regulatory orders or decrees, our estimates of costs, risk-free interest rates, insurance proceeds, participation by other parties, the timing of payments, the input of our attorneys and outside consultants or other factual circumstances could have a material impact on the amounts recorded for our environmental and other contingent liabilities.

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

We have accrued certain costs related to the sites described above as it has been determined that the costs are probable and can be reasonably estimated. We have potential exposure related to a parcel of land (the “Central Area”) related to the Woburn, Massachusetts site discussed above. Currently, the consent decree for the Woburn site does not define or require any remediation work in the Central Area. The United States Environmental Protection Agency (the “EPA”) has provided us and other signatories to the consent decree with comments on the design and implementation of groundwater and soil remedies at the Woburn site and investigation of environmental conditions in the Central Area. We, and other signatories, have implemented and proposed to do additional work at the Woburn site but many of the EPA’s comments remain to be resolved. We have accrued costs to perform certain work responsive to EPA’s comments. We are also in discussions with EPA concerning its invoices for oversight costs with respect to the Woburn site and the Central Area. We have implemented mitigation measures and continue to monitor environmental conditions at the Somerville, Massachusetts site. We also expect to incur monitoring and mitigation costs associated with the planned construction of a transit station in the area of the Somerville site.

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

There is usually a range of reasonable estimates of the costs associated with each site. In accordance with US GAAP, our accruals represent the amount within the range that we believe is the best estimate or the low end of a range of estimates if no point within the range is a better estimate. When we believe that both the amount of a particular liability and the timing of the payments are reliably determinable, we adjust the cost in current dollars using a rate of 3% for inflation until the time of expected payment and discount the cost to present value using current risk-free interest rates. As of August 30, 2014, the risk-free interest rates we utilized ranged from 2.4% to 3.1%.

For environmental liabilities that have been discounted, we include interest accretion, based on the effective interest method, in selling and administrative expenses on the Consolidated Statements of Income. The changes to the amounts of our environmental liabilities for the years ended August 30, 2014 and August 31, 2013 are as follows (in thousands):

Year ended	August 30, 2014	August 31, 2013
Beginning balance	$19,680	$20,020
Costs incurred for which reserves have been provided	(2,913)	(1,862)
Insurance proceeds	687	282
Interest accretion	716	542
Changes in discount rates	1,080	(1,585)
Revisions in estimates	596	2,283

Ending balance	$19,846	$19,680

Anticipated payments and insurance proceeds of currently identified environmental remediation liabilities as of August 30, 2014 for the next five fiscal years and thereafter, as measured in current dollars, are reflected below (in thousands).

Fiscal year ended August	2015	2016	2017	2018	2019	Thereafter	Total
Estimated costs – current dollars	$5,219	$1,915	$1,663	$745	$863	$12,407	$22,812

Estimated insurance proceeds	(173)	(159)	(173)	(159)	(173)	(1,430)	(2,267)

Net anticipated costs	$5,046	$1,756	$1,490	$586	$690	$10,977	$20,545

Effect of inflation							7,075
Effect of discounting							(7,774)

Balance as of August 30, 2014							$19,846

Estimated insurance proceeds are primarily received from an annuity received as part of our legal settlement with an insurance company. Annual proceeds of approximately $0.3 million are deposited into an escrow account which funds remediation and monitoring costs for three sites related to our former operations in Williamstown, Vermont. Annual proceeds received but not expended in the current year accumulate in this account and may be used in future years for costs related to this site through the year 2027. As of August 30, 2014, the balance in this escrow account, which is held in a trust and is not recorded in our Consolidated Balance Sheet, was approximately $2.9 million. Also included in estimated insurance proceeds are amounts we are entitled to receive pursuant to legal settlements as reimbursements from three insurance companies for estimated costs at the site in Uvalde, Texas.

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

As previously disclosed, we are a defendant in hundreds of lawsuits relating to New England Compounding Center’s (“NECC”) highly-publicized compounding and sale of tainted methylprednisolone acetate, which reportedly resulted in a widespread outbreak of fungal meningitis and other infections. It has been reported that over 60 people died and another approximately 700 people were allegedly seriously injured as a result of this outbreak. These suits against us relate to the limited, once-a-month cleaning services we provided to portions of NECC’s cleanroom facilities.

In February 2013, suits against NECC were transferred to a multi-district litigation (“MDL”) proceeding in federal court in Boston, Massachusetts. The MDL court appointed the Plaintiffs’ Steering Committee (“PSC”) for the NECC litigation.

On November 5, 2013, a Master Complaint was filed in the NECC MDL proceeding naming us as one of numerous defendants in the matter. Individual plaintiffs were able to piggy-back on the Master Complaint by filing a Short Form Complaint to initiate legal actions against one or more of the defendants named in the Master Complaint. As of October 17, 2014, we have either received demand letters from or been named as a defendant in suits relating to approximately 650 patients who allegedly received the tainted drug from NECC. We have notified our insurers of these claims and they have issued reservation of rights letters with respect to coverage of these claims. We are continuing discussions with our insurers concerning coverage matters. In early October 2014, we, together with our insurers, engaged in a mediation with the PSC in an attempt to settle these suits. The parties were unable to reach a settlement in this mediation. Although settlement discussions may resume in the future, no assurances can be given that any settlement will be reached in this matter. At the present time, we believe that if we are able to reach a satisfactory settlement in this matter, our insurance coverage with respect to these claims should be sufficient. However, if we do not reach a satisfactory settlement and are found to be liable with respect to claims brought against us relating to NECC that are not covered by our insurance or exceed such insurance coverage, we may incur liabilities that are material to our financial condition and operating results. While we are unable to ascertain the ultimate outcome of this matter, based on the information currently available, we believe that a loss with respect to this matter is neither probable nor remote. Given the uncertainty regarding the possibility of any settlement occurring, and the uncertainty associated with any other resolution of these suits, we are unable to reasonably assess an estimate or range of estimates of any potential losses.

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

Contractual Obligations and Other Commercial Commitments

The following information is presented as of August 30, 2014 (in thousands).

Payments Due by Fiscal Period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Total debt	$7,859	$7,704	$—	$—	$155
Retirement plan benefit payments	25,031	761	1,865	1,975	20,430
Asset retirement obligations	11,675	—	—	—	11,675
Operating leases	24,677	7,720	10,649	4,586	1,722

Total contractual cash obligations	$69,242	$16,185	$12,514	$6,561	$33,982

We have uncertain tax positions that are reserved totaling $1.2 million as of August 30, 2014 that are excluded from the above table as we cannot make a reasonably reliable estimate of the period of cash settlement with the respective taxing authority.

We have accrued $19.8 million in costs related to certain environmental obligations we have to address environmental conditions under terms of consent orders or otherwise negotiated with the applicable environmental authorities. Refer to “Environmental and Legal Contingencies”, above for additional discussion on our environmental obligations.

As discussed above under “Long-Term Debt and Borrowing Capacity”, as of August 30, 2014, we had borrowing capacity of $250.0 million under our Credit Agreement, of which approximately $200.4 million was available for borrowing. Also, as of such date, we had no outstanding borrowings and letters of credit outstanding of $49.6 million. All letters of credit expire in less than one year.

On September 14, 2013, we repaid in full at maturity the $100 million of Floating Rate Notes from our cash reserves.

Off Balance Sheet Arrangements

At August 30, 2014 and August 31, 2013, we did not have any off balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Securities and Exchange Commission Regulation S-K.

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

Energy Costs

Significant increases in energy costs, specifically with respect to natural gas and gasoline, can materially affect our results of operations and financial condition. During fiscal 2014, our energy costs, which include fuel, natural gas, and electricity, represented approximately 5.1% of our total revenue.

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

In August 2014, the FASB issued accounting guidance about an entity’s ability to continue as a going concern. This update defines management’s responsibility to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. This guidance is effective for annual periods ending after December 15, 2016, with early adoption permitted. We are currently evaluating the impact that this guidance will have on our financial statements and related disclosures.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

We have determined that all of our foreign subsidiaries operate primarily in local currencies that represent the functional currencies of such subsidiaries. All assets and liabilities of our foreign subsidiaries are translated into U.S. dollars using the exchange rate prevailing at the balance sheet date. The effect of exchange rate fluctuations on the translation of assets and liabilities are recorded as a component of shareholders’ equity. Revenues and expenses are translated at the average exchange rates in effect during each month of the fiscal year. As such, our financial condition and operating results are affected by fluctuations in the value of the U.S. dollar as compared to currencies in foreign countries. Revenues denominated in currencies other than the U.S. dollar represented approximately 9.8%, 9.7% and 8.9% of total consolidated revenues for the fiscal years ended August 30, 2014, August 31, 2013 and August 25, 2012, respectively. Total assets denominated in currencies other than the U.S. dollar represented approximately 13.0% and 12.1% of total consolidated assets at August 30, 2014 and August 31, 2013, respectively. If exchange rates had increased or decreased by 10% from the actual rates in effect during the year ended August 30, 2014, our revenues and assets for the year ended and as of August 30, 2014 would have increased or decreased by approximately $13.6 million and $18.6 million, respectively.

We do not operate a hedging program to mitigate the effect of a significant change in the value of our foreign subsidiaries functional currencies, which include the Canadian Dollar, Euro, British Pound, Mexican Peso and Nicaraguan Cordoba, as compared to the U.S. dollar. Any losses or gains resulting from foreign currency transactions, including exchange rate fluctuations on intercompany accounts are reported as transaction losses (gains) in our other (income) expense. The intercompany payables and receivables are denominated in Canadian Dollars, Euros, British Pounds, Mexican Pesos and Nicaraguan Cordoba. During the year ended August 30, 2014, transaction losses included in other (income) expense was approximately $0.3 million. If the exchange rates had changed by 10% during the year ended August 30, 2014, we would have recognized exchange gains or losses of approximately $1.0 million.

Interest Rate Sensitivity

We are exposed to market risk from changes in interest rates which may adversely affect our financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, we manage these exposures through our regular operating and financing activities. We are exposed to interest rate risk primarily through our borrowings under our Credit Agreement with a syndicate of banks. Under our Credit Agreement, we borrow funds at variable interest rates based on the Eurodollar rate or LIBOR rates. If the LIBOR and Eurodollar rates fluctuated by 10% from the actual rates in effect during the year ended August 30, 2014, our interest expense would have fluctuated by a nominal amount from the interest expense recognized for the year ended August 30, 2014.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Statements of Income

UniFirst Corporation and Subsidiaries

Year ended (In thousands, except per share data)	August 30, 2014	August 31, 2013	August 25, 2012
Revenues	$1,394,897	$1,355,515	$1,256,289

Operating expenses:
Cost of revenues (1)	858,306	836,174	797,944
Selling and administrative expenses (1)	271,564	263,531	240,798
Depreciation and amortization	71,752	69,607	66,439
Total operating expenses	1,201,622	1,169,312	1,105,181

Income from operations	193,275	186,203	151,108

Other (income) expense:
Interest expense	772	1,651	2,132
Interest income	(3,131)	(3,201)	(2,738)
Foreign exchange loss	283	144	980
Total other (income) expense	(2,076)	(1,406)	374

Income before income taxes	195,351	187,609	150,734
Provision for income taxes	75,426	70,924	55,745

Net income	$119,925	$116,685	$94,989

Income per share – Basic:
Common Stock	$6.29	$6.14	$5.02
Class B Common Stock	$5.03	$4.91	$4.01

Income per share – Diluted:
Common Stock	$5.95	$5.81	$4.76

Income allocated to – Basic:
Common Stock	$94,849	$91,916	$74,643
Class B Common Stock	$23,705	$22,913	$18,630

Income allocated to – Diluted:
Common Stock	$118,626	$114,927	$93,358

Weighted average number of shares outstanding – Basic:
Common Stock	15,080	14,975	14,882
Class B Common Stock	4,711	4,666	4,643

Weighted average number of shares outstanding – Diluted:
Common Stock	19,939	19,789	19,616

Dividends per share:
Common Stock	$0.15	$0.15	$0.15
Class B Common Stock	$0.12	$0.12	$0.12

(1)	Exclusive of depreciation on the Company’s property, plant and equipment and amortization of its intangible assets.

The accompanying notes are an integral part of these

Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income

UniFirst Corporation and Subsidiaries

Year ended (In thousands)	August 30, 2014	August 31, 2013	August 25, 2012
Net income	$119,925	$116,685	$94,989

Other comprehensive (loss) income:
Foreign currency translation adjustments	(2,852)	(6,081)	(2,204)
Pension benefit liabilities, net of income taxes	(1,126)	255	(362)

Other comprehensive (loss) income	(3,978)	(5,826)	(2,566)

Comprehensive income	115,947	110,859	92,423

The accompanying notes are an integral part of these

Consolidated Financial Statements.

Consolidated Balance Sheets

UniFirst Corporation and Subsidiaries

(In thousands, except share and par value data)	August 30, 2014	August 31, 2013
Assets
Current assets:
Cash and cash equivalents	$191,769	$197,479
Receivables, less reserves of $5,114 and $4,894 respectively	152,523	141,156
Inventories	78,858	74,351
Rental merchandise in service	146,449	132,630
Prepaid and deferred income taxes	13,342	7,099
Prepaid expenses and other current assets	6,349	8,679

Total current assets	589,290	561,394

Property, plant and equipment:
Land, buildings and leasehold improvements	393,584	376,222
Machinery and equipment	512,842	474,402
Motor vehicles	166,573	153,219

Total property, plant and equipment	1,072,999	1,003,843
Less – accumulated depreciation	586,717	546,157

Total property, plant and equipment, net	486,282	457,686

Goodwill	303,648	302,363
Customer contracts, net	40,210	47,397
Other intangible assets, net	1,267	1,947
Deferred income taxes	1,403	1,417
Other assets	2,061	2,658
Total assets	$1,424,161	$1,374,862

Liabilities and shareholders’ equity
Current liabilities:
Loans payable and current maturities of long-term debt	$7,704	$111,253
Accounts payable	59,177	45,633
Accrued liabilities	100,818	95,582
Accrued and deferred income taxes	23,342	12,506

Total current liabilities	191,041	264,974

Long-term liabilities:
Long-term debt, net of current maturities	155	155
Accrued liabilities	50,235	45,037
Accrued and deferred income taxes	48,271	51,298

Total long-term liabilities	98,661	96,490

Commitments and contingencies (Note 10)
Shareholders’ equity:
Preferred Stock, $1.00 par value; 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $0.10 par value; 30,000,000 shares authorized; 15,189,947 and 15,129,524 issued and outstanding in 2014 and 2013, respectively	1,519	1,513
Class B Common Stock, $0.10 par value; 20,000,000 shares authorized; 4,860,519 and 4,873,277 issued and outstanding in 2014 and 2013, respectively	486	487
Capital surplus	59,415	51,445
Retained earnings	1,075,572	958,508
Accumulated other comprehensive income	(2,533)	1,445

Total shareholders’ equity	1,134,459	1,013,398

Total liabilities and shareholders’ equity	$1,424,161	$1,374,862

The accompanying notes are an integral part of these

Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Equity

UniFirst Corporation and Subsidiaries

(In thousands)	Common Shares	Class B Common Shares	Common Stock	Class B Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity

Balance, August 27, 2011	14,987	4,887	$1,499	$488	$33,588	$752,530	$9,837	$797,942
Net income	—	—	—	—	—	94,989	—	94,989
Pension benefit liabilities, net (1)	—	—	—	—	—	—	(362)	(362)
Foreign currency translation	—	—	—	—	—	—	(2,204)	(2,204)
Dividends declared	—	—	—	—	—	(2,843)	—	(2,843)
Shares converted	3	(3)	—	—	—	—	—	—
Share-based compensation, net (2)	1	—	—	—	6,578	—	—	6,578
Share-based awards exercised, net (1)(3)	73	—	7	—	2,818	—	—	2,825

Balance, August 25, 2012	15,064	4,884	$1,506	$488	$42,984	$844,676	$7,271	$896,925
Net income	—	—	—	—	—	116,685	—	116,685
Pension benefit liabilities, net (1)	—	—	—	—	—	—	255	255
Foreign currency translation	—	—	—	—	—	—	(6,081)	(6,081)
Dividends declared	—	—	—	—	—	(2,853)	—	(2,853)
Shares converted	12	(12)	1	(1)	—	—	—	—
Share-based compensation, net (2)	(36)	—	(3)	—	2,982	—	—	2,979
Share-based awards exercised, net (1)(3)	90	—	9	—	5,479	—	—	5,488

Balance, August 31, 2013	15,130	4,872	$1,513	$487	$51,445	$958,508	$1,445	$1,013,398
Net income	—	—	—	—	—	119,925	—	119,925
Pension benefit liabilities, net (1)	—	—	—	—	—	—	(1,126)	(1,126)
Foreign currency translation	—	—	—	—	—	—	(2,852)	(2,852)
Dividends declared	—	—	—	—	—	(2,861)	—	(2,861)
Shares converted	12	(12)	1	(1)	—	—	—	—
Share-based compensation, net (2)	(36)	—	(3)	—	2,079	—	—	2,076
Share-based awards exercised, net (1)(3)	84	—	8	—	5,891	—	—	5,899
Balance, August 30, 2014	15,190	4,860	$1,519	$486	$59,415	$1,075,572	$(2,533)	$1,134,459

(1)	These amounts are shown net of the effect of income taxes.

(2)	These amounts are shown net of any shares withheld by the Company to satisfy certain tax withholdings obligations in connection with the vesting of certain shares of restricted stock.

(3)	These amounts include excess tax benefits that the Company realized as part of the exercise of share-based awards.

The accompanying notes are an integral part of these

Consolidated Financial Statements.

Consolidated Statements of Cash Flows

UniFirst Corporation and Subsidiaries

Year ended (In thousands)	August 30, 2014	August 31, 2013	August 25, 2012
Cash flows from operating activities:
Net income	$119,925	$116,685	$94,989
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	62,791	59,810	55,877
Amortization of intangible assets	8,961	9,797	10,562
Amortization of deferred financing costs	209	238	238
Share-based compensation	5,601	6,315	6,714
Accretion on environmental contingencies	716	542	631
Accretion on asset retirement obligations	941	676	632
Deferred income taxes	8,439	20,666	(330)
Changes in assets and liabilities, net of acquisitions:
Receivables, less reserves	(11,541)	(6,907)	(7,716)
Inventories	(4,450)	1,146	590
Rental merchandise in service	(14,002)	7,079	(12,017)
Prepaid expenses and other current assets	2,623	(698)	(1,642)
Accounts payable	13,646	321	(4,176)
Accrued liabilities	6,890	11,261	3,705
Prepaid and accrued income taxes	(6,130)	(15,360)	11,360
Net cash provided by operating activities	194,619	211,571	159,417

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(3,635)	(30,714)	—
Capital expenditures	(91,808)	(103,526)	(74,549)
Other	1,269	54	(508)
Net cash used in investing activities	(94,174)	(134,186)	(75,057)

Cash flows from financing activities:
Proceeds from loans payable and long-term debt	9,388	14,033	42,711
Payments on loans payable and long-term debt	(113,247)	(9,524)	(55,851)
Proceeds from exercise of Common Stock options, including excess tax benefits	5,899	5,488	2,410
Taxes withheld and paid related to net share settlement of equity awards	(3,527)	(3,332)	—
Payment of cash dividends	(2,860)	(2,851)	(2,840)
Net cash (used in) provided by financing activities	(104,347)	3,814	(13,570)

Effect of exchange rate changes	(1,808)	(3,843)	521

Net (decrease) increase in cash and cash equivalents	(5,710)	77,356	71,311
Cash and cash equivalents at beginning of period	197,479	120,123	48,812

Cash and cash equivalents at end of period	$191,769	$197,479	$120,123

Supplemental disclosure of cash flow information:
Interest paid	$763	$1,524	$1,890
Income taxes paid, net of refunds received	$69,755	$63,069	$44,732

The accompanying notes are an integral part of these

Consolidated Financial Statements.

Notes to Consolidated Financial Statements

UniFirst Corporation and Subsidiaries

1. Summary of Significant Accounting Policies

Business Description

UniFirst Corporation (the “Company”) is one of the largest providers of workplace uniforms and protective clothing in the United States. The Company designs, manufactures, personalizes, rents, cleans, delivers, and sells a wide range of uniforms and protective clothing, including shirts, pants, jackets, coveralls, lab coats, smocks, aprons and specialized protective wear, such as flame resistant and high visibility garments. The Company also rents and sells industrial wiping products, floor mats, facility service products and other non-garment items, and provides restroom and cleaning supplies and first aid cabinet services and other safety supplies, to a variety of manufacturers, retailers and service companies.

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

At certain specialized facilities, the Company decontaminates and cleans work clothes and other items that may have been exposed to radioactive materials and services special cleanroom protective wear. Typical customers for these specialized services include government agencies, research and development laboratories, high technology companies and utility providers operating nuclear reactors.

As discussed and described in Note 14, “Segment Reporting”, to these Consolidated Financial Statements, the Company has five reporting segments: US and Canadian Rental and Cleaning, Manufacturing (“MFG”), Specialty Garments Rental and Cleaning (“Specialty Garments”), First Aid and Corporate. The operations of the US and Canadian Rental and Cleaning reporting segment are referred to by the Company as its “industrial laundry operations” and the locations related to this reporting segment are referred to as “industrial laundries”. The Company refers to its US and Canadian Rental and Cleaning, MFG, and Corporate segments combined as its “Core Laundry Operations”.

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. Intercompany balances and transactions are eliminated in consolidation.

Reclassifications

The Company has recorded certain immaterial classification adjustments to its August 31, 2013 balance sheet as well as its August 31, 2013 and August 25, 2012 statement of cash flows. These classification adjustments did not impact current or historical net income, shareholders' equity or net cash provided by operating activities.

Use of Estimates

The preparation of these Consolidated Financial Statements is in conformity with accounting principles generally accepted in the United States (“US GAAP”) which requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. These estimates are based on historical information, current trends, and information available from other sources. Actual results could differ from these estimates.

Fiscal Year

The Company’s fiscal year ends on the last Saturday in August. For financial reporting purposes, fiscal 2014 consisted of 52 weeks, fiscal 2013 consisted of 53 weeks and fiscal 2012 consisted of 52 weeks. The additional week was included in the fourth quarter of fiscal 2013.

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

The components of inventory as of August 30, 2014 and August 31, 2013 were as follows (in thousands):

	August 30, 2014	August 31, 2013
Raw materials	$19,053	$16,673
Work in process	3,759	2,366
Finished goods	56,046	55,312
Total inventories	$78,858	$74,351

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

Long-lived assets, including property, plant and equipment, are evaluated for impairment whenever events or circumstances indicate an asset may be impaired. There have been no material impairments of long-lived assets in fiscal 2014, 2013 or 2012.

Goodwill and Other Intangible Assets

In accordance with US GAAP, the Company does not amortize goodwill. Instead, current accounting guidance requires that companies test goodwill for impairment on an annual basis. Management completes its annual goodwill impairment test in the fourth quarter of each fiscal year. In addition, US GAAP requires that companies test goodwill if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit to which goodwill is assigned below its carrying amount. The Company’s evaluation considers changes in the operating environment, competitive information, market trends, operating performance and cash flow modeling.

The Company cannot predict future economic conditions and their impact on the Company or the future market value of the Company’s stock. A decline in the Company’s market capitalization and/or deterioration in general economic conditions could negatively and materially impact the Company’s assumptions and assessment of the fair value of the Company’s business. If general economic conditions or the Company’s financial performance deteriorate, the Company may be required to record a goodwill impairment charge in the future which could have a material impact on the Company’s financial condition and results of operations.

Definite-lived intangible assets are amortized over their useful lives, which are based on management’s estimates of the period that the assets will generate economic benefits. Definite-lived intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable in accordance with US GAAP. There were no impairments of goodwill or indicators of impairment for definite-lived intangible assets in fiscal 2014, 2013 or 2012.

As of August 30, 2014, definite-lived intangible assets have a weighted average useful life of approximately 14.6 years. Customer contracts have a weighted average useful life of approximately 14.9 years and other intangible assets, net, which consist of primarily, restrictive covenants, deferred financing costs and trademarks, have a weighted average useful life of approximately 4.5 years.

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

The estimated liability for environmental contingencies has been discounted as of August 30, 2014 using risk-free interest rates ranging from 2.4 % to 3.1% over periods ranging from ten to thirty years. The estimated current costs, net of legal settlements with insurance carriers, have been adjusted for the estimated impact of inflation at 3% per year. Changes in enacted laws, regulatory orders or decrees, management’s estimates of costs, risk-free interest rates, insurance proceeds, participation by other parties, the timing of payments, the input of the Company’s attorneys and outside consultants or other factual circumstances could have a material impact on the amounts recorded for environmental and other contingent liabilities. Refer to Note 10, “Commitments and Contingencies”, of these Consolidated Financial Statements for additional discussion and analysis.

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

The estimated liability has been based on historical experience in decommissioning nuclear laundry facilities, estimated useful lives of the underlying assets, external vendor estimates as to the cost to decommission these assets in the future, and federal and state regulatory requirements. The estimated current costs have been adjusted for the estimated impact of inflation at 3% per year. The liability has been discounted using credit-adjusted risk-free rates that range from approximately 7.0 % to 7.5%. Revisions to the liability could occur due to changes in the Company’s estimated useful lives of the underlying assets, estimated dates of decommissioning, changes in decommissioning costs, changes in federal or state regulatory guidance on the decommissioning of such facilities, or other changes in estimates. Changes due to revised estimates will be recognized by adjusting the carrying amount of the liability and the related long-lived asset if the assets are still in service, or charged to expense in the period if the assets are no longer in service.

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

The Company has undistributed earnings from its foreign subsidiaries of approximately $111.8 million as of August 30, 2014. The Company considers these undistributed earnings as indefinitely reinvested and therefore has not provided for U.S. income taxes or foreign withholding taxes. If these earnings were ultimately distributed to the U.S. in the form of dividends or otherwise, or if the shares of its international subsidiaries were sold or transferred, the Company would likely be subject to additional U.S. income taxes, net of the impact of any available foreign tax credits as well as foreign withholding taxes. It is not practicable to estimate the amount of unrecognized deferred U.S. taxes on these undistributed earnings.

Advertising Costs

Advertising costs are expensed as incurred and are classified as selling and administrative expenses. The Company incurred advertising costs of $1.5 million, $1.2 million and $1.5 million for the fiscal years ended August 30, 2014, August 31, 2013 and August 25, 2012, respectively.

Share-Based Compensation

The Company adopted a stock incentive plan (the “1996 Plan”) in November 1996 and reserved 1,500,000 shares of Common Stock for issuance under the 1996 Plan. This plan provided for the issuance of stock options and stock appreciation rights (collectively referred to as “Share-Based Awards”). The Company ceased granting new awards under the 1996 Plan as of January 21, 2011, and the 1996 Plan expired in accordance with its terms on January 8, 2012. The Company adopted a stock incentive plan (the “2010 Plan”) in October 2010 and reserved 600,000 shares of Common Stock for issuance under the 2010 Plan. The 2010 Plan replaced the Company’s 1996 Plan. The 2010 Plan permits the award of incentive and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, performance shares, dividend equivalent rights and cash-based awards.  No awards may be made under the 2010 Plan after January 11, 2021. On October 27, 2014, the Board of Directors, subject to the approval of the Company’s shareholders at the 2015 annual meeting, approved an amendment to the 2010 Plan to, among other matters, reserve for issuance an additional 750,000 shares and extend the term of the 2010 Plan by 10 years. Share-based compensation, which includes expense related to Share-Based Awards, unrestricted and restricted stock grants, has been recorded in the accompanying Consolidated Statements of Income in selling and administrative expenses.

All Share-Based Awards issued to management were recommended to the Board of Directors by the Compensation Committee and approved by the Board of Directors. All Share-Based Awards and shares of unrestricted stock issued to the Company’s non-employee members of the Board of Directors under the 2010 Plan were recommended to the Board of Directors by the Compensation Committee and approved by the Board of Directors. Share-Based Awards granted to non-employee directors are granted on the third business day following the annual shareholders’ meeting.

All Share-Based Awards issued to employees were granted with an exercise price equal to the fair market value of the Company’s Common Stock on the date of grant and are subject to a five-year cliff-vesting schedule under which the awards become fully vested or exercisable after five years from the date of grant and expire ten years after the grant date. Share-Based Awards and shares of unrestricted stock granted to the Company’s non-employee members of the Board of Directors (the “Directors”) are fully vested as of the date of grant. Prior to fiscal 2009, non-employee Director Share-Based Award grants expired ten years from the grant date. Beginning in fiscal 2009, non-employee director Share-Based Award grants expire eight years after the grant date.

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

Compensation expense for all Share-Based Awards is recognized ratably over the related vesting period. Certain Share-Based Awards and shares of unrestricted stock were granted during fiscal 2014, 2013 and 2012 to non-employee Directors of the Company, which were fully vested upon grant and, with respect to stock appreciation rights, expire eight years after the grant date. Accordingly, compensation expense related to these Share-Based Awards and shares of unrestricted stock in fiscal 2014, 2013 and 2012 were recognized on the date of grant.

The Company recognizes compensation expense for restricted stock grants over the related vesting period. For unrestricted stock grants, compensation expense is recognized on the date of grant. The fair value for each restricted and unrestricted stock grant is determined by using the closing price of the Company’s stock on the date of the grant. Refer to Note 11, “Share-Based Compensation”, of these Consolidated Financial Statements for further discussion regarding the Company’s share-based compensation plans.

The fair value of each Share-Based Award is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used:

Fiscal year ended August	2014	2013	2012
Risk-free interest rate	1.90%	1.24%	1.54%
Expected dividend yield	0.27%	0.41%	0.56%
Expected life in years	7.45	7.42	7.39
Expected volatility	32.9%	33.4%	33.8%

The weighted average fair values of Share-Based Awards granted during fiscal years 2014, 2013 and 2012 were $39.08, $25.09 and $18.28, respectively.

Net Income Per Share

The Company calculates net income per share in accordance with US GAAP, which requires the Company to allocate income to its unvested participating securities as part of its earnings per share (“EPS”) calculations.

The Class B Common Stock may be converted at any time on a one-for-one basis into Common Stock at the option of the holder of the Class B Common Stock. Diluted earnings per share for the Company’s Common Stock assumes the conversion of all of the Company’s Class B Common Stock into Common Stock, full vesting of outstanding restricted stock, and the exercise of Share-Based Awards under the Company’s stock-based incentive plans.

The following table sets forth the computation of basic earnings per share using the two-class method for amounts attributable to the Company’s shares of Common Stock and Class B Common Stock (in thousands, except per share data):

Year ended	August 30, 2014	August 31, 2013	August 25, 2012

Net income available to shareholders	$119,925	$116,685	$94,989

Allocation of net income for Basic:
Common Stock	$94,849	$91,916	$74,643
Class B Common Stock	23,705	22,913	18,630
Unvested participating shares	1,371	1,856	1,716
	$119,925	$116,685	$94,989

Weighted average number of shares for Basic:
Common Stock	15,080	14,975	14,882
Class B Common Stock	4,711	4,666	4,643
Unvested participating shares	249	345	391
	20,040	19,986	19,916

Earnings per share for Basic:
Common Stock	$6.29	$6.14	$5.02
Class B Common Stock	$5.03	$4.91	$4.01

The Company calculates diluted EPS for Common Stock using the more dilutive of the following two methods:

•	The treasury stock method; or

•	The two-class method assuming a participating security is not exercised or converted.

For the years ended August 30, 2014, August 31, 2013 and August 25, 2012, the Company’s diluted EPS assumes the conversion of all vested Class B Common Stock into Common Stock and uses the two-class method for its unvested participating shares as follows (in thousands, except per share data):

	Year Ended August 30, 2014			Year Ended August 31, 2013			Year Ended August 25, 2012
	Earnings			Earnings			Earnings
	to Common	Common		to Common	Common		to Common	Common
	shareholders	Shares	EPS	shareholders	Shares	EPS	shareholders	Shares	EPS

As reported – Basic	$94,849	15,080	$6.29	$91,916	14,975	$6.14	$74,643	14,882	$5.02

Add: effect of dilutive potential common shares
Share-Based Awards	—	148		—	148		—	91
Class B Common Stock	23,705	4,711		22,913	4,666		18,630	4,643

Add: Undistributed earnings allocated to unvested participating shares	1,339	—		1,810	—		1,664	—

Less: Undistributed earnings reallocated to unvested participating shares	(1,267)	—		(1,712)	—		(1,579)	—

Diluted EPS – Common Stock	$118,626	19,939	$5.95	$114,927	19,789	$5.81	$93,358	19,616	$4.76

Share-Based Awards that would result in the issuance of 185 shares of Common Stock were excluded from the calculation of diluted earnings per share for the year ended August 30, 2014 because they were anti-dilutive. Share-Based Awards that would result in the issuance of 152 shares of Common Stock were excluded from the calculation of diluted earnings per share for the year ended August 31, 2013 because they were anti-dilutive. There were no shares of common stock that were excluded from the calculation of diluted earnings per share for the year ended August 25, 2012.

Foreign Currency Translation

The functional currency of our foreign operations is the local country’s currency. Transaction gains and losses, including gains and losses on our intercompany transactions, are included in other (income) expense in the accompanying Consolidated Statements of Income. Assets and liabilities of operations outside the United States are translated into U.S. dollars using period-end exchange rates. Revenues and expenses are translated at the average exchange rates in effect during each month of the fiscal year. The effects of foreign currency translation adjustments are included in shareholders’ equity as a component of accumulated other comprehensive income in the accompanying Consolidated Balance Sheets.

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

In August 2014, the FASB issued accounting guidance about an entity’s ability to continue as a going concern. This update defines management’s responsibility to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. This guidance is effective for annual periods ending after December 15, 2016, with early adoption permitted. The Company is currently evaluating the impact that this guidance will have on its financial statements and related disclosures.

2. Acquisitions

During the fiscal year ended August 30, 2014, the Company completed seven acquisitions with an aggregate purchase price of approximately $3.6 million. The results of operations of these acquisitions have been included in the Company’s consolidated financial results since their respective acquisition dates. None of these acquisitions were significant in relation to the Company’s consolidated financial results and, therefore, pro forma financial information has not been presented.

Aggregate information relating to the acquisition of businesses which were accounted for as purchases is as follows (in thousands, except number of businesses acquired):

Year ended	August 30, 2014	August 31, 2013	August 25, 2012
Number of businesses acquired	7	7	—
Tangible assets acquired	$949	$7,494	$—
Intangible assets and goodwill acquired	2,686	23,326	—
Liabilities assumed	—	(106)	—

Acquisition of businesses	$3,635	$30,714	$—

Tangible assets acquired primarily relate to accounts receivable, inventory, prepaid expenses and property, plant and equipment. Liabilities assumed primarily relate to accounts payable and accrued liabilities.

The amount assigned to intangible assets acquired was based on their respective fair values determined as of the acquisition date. The excess of the purchase price over the tangible and intangible assets was recorded as goodwill. In fiscal 2014 and 2013 all of the goodwill was allocated to the US and Canadian Rental and Cleaning segment and was deductible for tax purposes. Goodwill is not being amortized and is tested for impairment as required, at least annually.

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

All financial assets or liabilities that are measured at fair value on a recurring basis (at least annually) have been segregated into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date.  The assets or liabilities measured at fair value on a recurring basis are summarized in the tables below (in thousands):

	As of August 30, 2014
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents	$47,552	$—	$—	$47,552
Pension plan assets	—	5,008	—	5,008
Total	$47,552	$5,008	$—	$52,560

	As of August 31, 2013
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents	$33,325	$—	$—	$33,325
Pension plan assets	—	4,939	—	4,939
Total	$33,325	$4,939	$—	$38,264

The Company’s cash equivalents listed above represents money market securities and are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The Company does not adjust the quoted market price for such financial instruments.

The Company’s pension plan assets listed above represent guaranteed deposit accounts that are maintained and operated by Prudential Retirement Insurance and Annuity Company (“PRIAC”). All assets are merged with the general assets of PRIAC and are invested predominantly in privately placed securities and mortgages. At the beginning of each calendar year, PRIAC notifies the Company of the annual rates of interest which will be applied to the amounts held in the guaranteed deposit account during the next calendar year. In determining the interest rate to be applied, PRIAC considers the investment performance of the underlying assets of the prior year; however, regardless of the investment performance the Company is guaranteed a minimum rate of return. Refer to Note 6, “Employee Benefit Plans”, of these Consolidated Financial Statements for further discussion regarding the Company’s pension plan assets listed in the above table.

4. Income Taxes

The provision for income taxes consists of the following (in thousands):

Year ended	August 30, 2014	August 31, 2013	August 25, 2012
Current:
Federal	$54,005	$39,455	$43,470
Foreign	3,480	3,999	3,604
State	9,216	6,722	8,066
Total current	$66,701	$50,176	$55,140

Deferred:
Federal	$6,838	$17,514	$540
Foreign	59	151	90
State	1,828	3,083	(25)
Total deferred	$8,725	$20,748	$605

Total	$75,426	$70,924	$55,745

The following table reconciles the provision for income taxes using the statutory federal income tax rate to the actual provision for income taxes (in thousands):

	August 30, 2014	August 31, 2013	August 25, 2012
Income taxes at the statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes	3.8	3.5	3.5
Adjustments to tax reserves	0.1	-0.1	-0.6
Foreign tax rate differential	-0.5	-0.8	-1.0
Permanent and other	0.2	0.2	0.1
Total	38.6%	37.8%	37.0%

The tax effect of items giving rise to the Company’s deferred tax assets and liabilities is as follows (in thousands):

	August 30, 2014	August 31, 2013
Deferred Tax Assets
Payroll and benefit related	$16,216	$16,524
Insurance related	13,935	13,073
Environmental	7,765	7,133
Other	13,682	11,421
Total deferred tax assets	$51,598	$48,151

Deferred Tax Liabilities
Tax in excess of book depreciation	$37,152	$42,512
Purchased intangible assets	31,100	28,632
Rental merchandise in service	52,745	38,722
Total deferred tax liabilities	120,997	109,866

Net deferred tax liability	$69,399	$61,715

The Company has evaluated its deferred tax assets and believes that they will be fully recovered. As a result, the Company has not established a valuation allowance. The Company’s deferred liability related to rental merchandise in service increased from $38.7 million as of August 31, 2013 to $52.7 million as of August 30, 2014 as a result of a change in tax regulations which impacted the timing of certain allowable deductions.

As of August 30, 2014 and August 31, 2013, there was $0.8 million and $0.7 million, respectively, in total unrecognized tax benefits, which if recognized, would favorably impact the Company’s effective tax rate. The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense which is consistent with the recognition of these items in prior reporting periods. As of August 30, 2014, the Company had accrued a total of $0.1 million in interest and penalties, in its long-term accrued liabilities. For the year ended August 30, 2014, the Company recognized a nominal expense in its accompanying Consolidated Statement of Income related to interest and penalties. For the year ended August 31, 2013, the Company recognized a nominal benefit in its accompanying Consolidated Statement of Income related to interest and penalties. For the year ended August 25, 2012, the Company recognized a benefit in its accompanying Consolidated Statement of Income related to interest and penalties totaling $0.5 million.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at August 25, 2012	$1,051
Additions based on tax positions related to the current year	350
Statute expirations	(475)

Balance at August 31, 2013	$926
Additions based on tax positions related to the current year	430
Statute expirations	(186)

Balance at August 30, 2014	$1,170

The Company has a significant portion of its operations in the United States and Canada.  It is required to file federal income tax returns as well as state income tax returns in a majority of the U.S. states and also in the Canadian provinces of Alberta, British Columbia, Ontario, Saskatchewan, Quebec and New Brunswick.  At times, the Company is subject to audits in these jurisdictions, which typically are complex and can require several years to resolve. The final resolution of any such tax audits could result in either a reduction in the Company’s accruals or an increase in its income tax provision, both of which could have a material impact on the consolidated results of operations in any given period.

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

5. Loans Payable and Long-term Debt

Loans payable and long-term debt outstanding on the accompanying Consolidated Balance Sheets are as follows (in thousands):

	August 30, 2014	August 31, 2013
Series D, floating rate notes due September 2013 bearing interest at LIBOR plus 50 basis points, which was 0.77% as of August 31, 2013.	$—	$100,000
Other	7,859	11,408

Long-term debt	7,859	111,408
Less – loans payable and current maturities of long-term debt	7,704	111,253

	$155	$155

Aggregate maturities of loan payable and long-term debt for the five fiscal years subsequent to August 30, 2014 and thereafter are as follows (in thousands):

2015	$7,704
2016	—
2017	—
2018	—
2019	—
Thereafter	155
Total	$7,859

On May 5, 2011, the Company entered into a $250.0 million unsecured revolving credit agreement (the “Credit Agreement”) with a syndicate of banks, which matures on May 4, 2016. Under the Credit Agreement, the Company is able to borrow funds at variable interest rates based on, at the Company’s election, the Eurodollar rate or a base rate, plus in each case a spread based on the Company’s consolidated funded debt ratio. Availability of credit requires compliance with certain financial and other covenants, including a maximum consolidated funded debt ratio and minimum consolidated interest coverage ratio as defined in the Credit Agreement. The Company tests its compliance with these financial covenants on a fiscal quarterly basis. At August 30, 2014, the interest rates applicable to the Company’s borrowings under the Credit Agreement would be calculated as LIBOR plus 75 basis points at the time of the respective borrowing. As of August 30, 2014, the Company had no outstanding borrowings, outstanding letters of credit amounting to $49.6 million and $200.4 million available for borrowing under the Credit Agreement.

On September 14, 2006, the Company issued $100.0 million of floating rates notes (“Floating Rate Notes”) pursuant to a Note Purchase Agreement, which bore interest at LIBOR plus 50 basis points. On September 14, 2013, the Floating Rate Notes matured and were repaid in full from the Company’s cash reserves.

As of August 30, 2014, the Company was in compliance with all covenants under the Credit Agreement.

6. Employee Benefit Plans

Defined Contribution Retirement Savings Plan

The Company has a defined contribution retirement savings plan with a 401(k) feature for all eligible employees not under collective bargaining agreements. The Company matches a portion of the employee’s contribution and may make an additional contribution at its discretion. Contributions charged to expense under the plan for the years ended August 30, 2014, August 31, 2013 and August 25, 2012 were $16.4 million, $17.0 million and $11.5 million, respectively.

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

The Company maintains an unfunded Supplemental Executive Retirement Plan (“SERP”) for certain eligible employees of the Company. The benefits are based on the employee’s compensation upon retirement. The amount charged to expense related to this plan amounted to approximately $2.1 million, $1.9 million and $1.8 million for the fiscal years ended 2014, 2013 and 2012, respectively.

The Company maintains a non-contributory defined benefit pension plan (“UniFirst Plan”) covering union employees at one of its locations. The benefits are based on years of service. The UniFirst Plan assets are invested in a Guaranteed Deposit Account (“GDA”) that is maintained and operated by Prudential Retirement Insurance and Annuity Company (“PRIAC”). All assets are merged with the general assets of PRIAC and are invested predominantly in privately placed securities and mortgages. At the beginning of each calendar year, PRIAC notifies the Company of the annual rates of interest which will be applied to the amounts held in the Guaranteed Deposit Account during the next calendar year. In determining the interest rate to be applied, PRIAC considers the investment performance of the underlying assets of the prior year; however, regardless of the investment performance the annual interest rate applied per the contract must be a minimum of 3.25%. The amount charged to expense related to this plan amounted to approximately $0.4 million, $0.4 million and $0.3 million for fiscal years ended 2014, 2013 and 2012, respectively.

In connection with one of the Company’s acquisitions, the Company assumed liabilities related to a frozen pension plan covering many of the acquired Company’s former employees (“Textilease Plan”). The pension benefits are based on years of service and the employee’s compensation. The Textilease Plan assets are held in a separate GDA with PRIAC; however the minimum interest rate per the Textilease Plan contract is 1.5%. The amount charged to expense related to this plan amounted to approximately $0.2 million, $0.1 million and $0.1 million for fiscal years ended 2014, 2013 and 2012, respectively

The Company refers to its UniFirst Plan and Textilease Plan collectively as its “Pension Plans”.

The components of net periodic benefit cost related to the Company’s Pension Plans and SERP for the years ended August 30, 2014, August 31, 2013 and August 25, 2012 were as follows (in thousands):

	Pension Plans			SERP
	2014	2013	2012	2014	2013	2012
Service cost	$172	$178	$152	$615	$547	$512
Interest cost	328	268	322	942	912	858
Expected return on assets	(183)	(198)	(199)	—	—	—
Amortization of prior service cost	62	62	62	368	368	368
Amortization of unrecognized loss	113	138	65	151	104	107
Other events	72	44	43	—	—	—
Net periodic benefit cost	$564	$492	$445	$2,076	$1,931	$1,845

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

The Company’s obligations and funded status related to its Pension Plans and SERP as of August 30, 2014 and August 31, 2013 were as follows (in thousands):

	Pension Plans		SERP
	2014	2013	2014	2013
Change in benefit obligation:
Projected benefit obligation, beginning of year	$7,954	$8,301	$18,110	$16,399
Service cost	172	178	615	547
Interest cost	328	268	942	912
Actuarial (gain) loss	708	(379)	2,272	827
Benefits paid	(198)	(259)	(655)	(575)
Settlements	(209)	(155)	—	—
Projected benefit obligation, end of year	$8,755	$7,954	$21,284	$18,110

Change in plan assets:
Fair value of plan assets, beginning of year	$4,939	$5,114	$—	$—
Actual return on plan assets	154	33	—	—
Employer contributions	322	206	—	—
Benefits paid	(198)	(259)	—	—
Settlements	(209)	(155)	—	—
Fair value of plan assets, end of year	$5,008	$4,939	$—	$—

Funded status (net amount recognized):	$(3,747)	$(3,015)	$(21,284)	$(18,110)

As of August 30, 2014 and August 31, 2013, the accumulated benefit obligations for the Company’s Pension Plans were $8.8 million and $8.0 million, respectively. As of August 30, 2014 and August 31, 2013, the accumulated benefit obligations for the Company’s SERP were $17.0 million and $14.4 million, respectively.

The amounts recorded on the Consolidated Balance Sheet for the Company’s Pension Plans and SERP as of August 30, 2014 and August 31, 2013 were as follows (in thousands):

	Pension Plans		SERP
	2014	2013	2014	2013
Deferred tax assets	$1,097	$913	$2,193	$1,665
Accrued liabilities	$3,747	$3,015	$21,284	$18,110
Accumulated other comprehensive loss	$(1,753)	$(1,458)	$(3,503)	$(2,660)

As of August 30, 2014 and August 31, 2013, the amounts recognized in accumulated other comprehensive income for the Company’s Pension Plans and SERP (in thousands):

	Pension Plans		SERP
	2014	2013	2014	2013
Net actuarial loss	$(1,534)	$(1,201)	$(3,016)	$(1,947)
Unrecognized prior service cost	(219)	(257)	(487)	(713)
	$(1,753)	$(1,458)	$(3,503)	$(2,660)

The weighted average assumptions used in calculating the Company’s projected benefit obligation as of August 30, 2014 and August 31, 2013, were as follows:

	Pension Plans		SERP
	2014	2013	2014	2013
Discount rate	3.6%	4.3%	3.8%	4.6%
Rate of compensation increase	N/A	N/A	5.0%	5.0%

The weighted average assumptions used in calculating the Company’s net periodic service cost for the years ended August 30, 2014, August 31, 2013 and August 25, 2012, were as follows:

	Pension Plans			SERP
	2014	2013	2012	2014	2013	2012
Discount rate	4.3%	3.3%	4.6%	4.6%	3.6%	4.9%
Expected return on plan assets	4.0%	4.0%	4.0%	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	5.0%	5.0%	5.0%

The following benefit payments, which reflect expected future service, that are expected to be paid for the five fiscal years subsequent to August 30, 2014 and thereafter are as follows (in thousands):

	Pension Plans	SERP
2015	$510	$761
2016	398	929
2017	383	936
2018	290	960
2019	639	1,015
Thereafter	6,535	16,683
	$8,755	$21,284

7. Goodwill and Other Intangible Assets

As discussed in Note 2, Acquisitions, when the Company acquires a business the amount assigned to the tangible assets and liabilities and intangible assets acquired is based on their respective fair values determined as of the acquisition date. The excess of the purchase price over the tangible assets and liabilities and intangible assets is recorded as goodwill. The following details the changes in the Company’s intangible assets and goodwill related to the Company’s acquisitions as well as its asset purchases for the years ended August 30, 2014 and August 31, 2013 as well as the respective periods over which the assets will be amortized (in thousands, except weighted average life in years). These amounts include additional payments associated with prior year acquisitions as well as changes to acquisition purchase allocations that had not been finalized as of the end of the prior fiscal year:

Year ended	August 30, 2014	Weighted Average Life in Years	August 31, 2013	Weighted Average Life in Years
Goodwill	$1,404	N/A	$14,448	N/A
Customer contracts	1,141	12.9	8,146	15.0
Other intangible assets	179	6.7	732	5.0

Total intangible assets and goodwill acquired	$2,724		$23,326

The Company does not amortize goodwill, but it is reviewed annually or more frequently if certain indicators arise, for impairment. There were no impairment losses related to goodwill or intangible assets during the years ended August 30, 2014, August 31, 2013 or August 25, 2012.

The changes in the carrying amount of goodwill are as follows (in thousands):

Balance as of August 25, 2012	$288,137
Goodwill recorded during the period	14,448
Other	(222)

Balance as of August 31, 2013	$302,363
Goodwill recorded during the period	1,404
Other	(119)

Balance as of August 30, 2014	$303,648

As of August 30, 2014, the Company has allocated $298.9 million, $4.1 million and $0.6 million of goodwill to its US and Canadian Rental and Cleaning, Specialty Garments and First Aid segments, respectively.

Intangible assets, net in the Company’s accompanying Consolidated Balance Sheets are as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
August 30, 2014
Customer contracts	$153,730	$113,520	$40,210
Other intangible assets	28,670	27,403	1,267
	$182,400	$140,923	$41,477
August 31, 2013
Customer contracts	$152,672	$105,275	$47,397
Other intangible assets	28,517	26,570	1,947
	$181,189	$131,845	$49,344

Estimated amortization expense for the five fiscal years subsequent to August 30, 2014 and thereafter, based on intangible assets, net as of August 30, 2014 is as follows (in thousands):

2015	$8,390
2016	7,469
2017	6,793
2018	6,272
2019	3,559
Thereafter	8,994
$41,477

8. Accrued Liabilities

Accrued liabilities in the accompanying Consolidated Balance Sheet consists of the following (in thousands):

	August 30, 2014	August 31, 2013
Current liabilities:
Payroll and benefit related	$48,978	$47,361
Insurance related	37,683	36,095
Environmental related	5,046	5,158
Other	9,111	6,968
	$100,818	$95,582
Long-term liabilities:
Benefit related	$23,760	$19,719
Environmental related	14,800	14,522
Asset retirement obligations	11,675	10,796
	$50,235	$45,037

Total accrued liabilities	$151,053	$140,619

9. Asset Retirement Obligations

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

The Company recognized as a liability the present value of the estimated future costs to decommission its nuclear laundry facilities. The estimated liability is based on historical experience in decommissioning nuclear laundry facilities, estimated useful lives of the underlying assets, external vendor estimates as to the cost to decommission these assets in the future, and federal and state regulatory requirements. The estimated current costs have been adjusted for the estimated impact of inflation at 3% per year. The liability has been discounted using credit-adjusted risk-free rates that range from approximately 7.0% to 7.5% over seven to thirty years. Revisions to the liability could occur due to changes in the Company’s estimated useful lives of the underlying assets, estimated dates of decommissioning, changes in decommissioning costs, changes in federal or state regulatory guidance on the decommissioning of such facilities, or other changes in estimates. Changes due to revised estimates will be recognized by adjusting the carrying amount of the liability and the related long-lived asset if the assets are still in service, or charged to expense in the period if the assets are no longer in service.

A reconciliation of the Company’s asset retirement liabilities is as follows (in thousands):

	August 30, 2014	August 31, 2013
Beginning balance	$10,796	$10,120
Accretion expense	941	676
Effect of exchange rate changes	(62)	—
Ending balance	$11,675	$10,796

Asset retirement obligations are included in long-term accrued liabilities in the accompanying Consolidated Balance Sheets.

10. Commitments and Contingencies

Lease Commitments

The Company leases certain buildings and equipment from independent parties. Total rent expense on all leases was $9.9 million, $8.7 million and $7.7 million for the fiscal years ended 2014, 2013 and 2012, respectively. Annual minimum lease commitments for the five years subsequent to August 30, 2014 and thereafter are as follows (in thousands):

2015	$7,720
2016	6,151
2017	4,498
2018	2,897
2019	1,689
Thereafter	1,722
$24,677

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

US GAAP requires that a liability for contingencies be recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Significant judgment is required to determine the existence of a liability, as well as the amount to be recorded. The Company regularly consults with attorneys and outside consultants in its consideration of the relevant facts and circumstances before recording a contingent liability. Changes in enacted laws, regulatory orders or decrees, management’s estimates of costs, insurance proceeds, participation by other parties, the timing of payments, the input of the Company’s attorneys and outside consultants or other factual circumstances could have a material impact on the amounts recorded for environmental and other contingent liabilities.

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

The Company has accrued certain costs related to the sites described above as it has been determined that the costs are probable and can be reasonably estimated. The Company has potential exposure related to a parcel of land (the "Central Area") related to the Woburn, Massachusetts site discussed above. Currently, the consent decree for the Woburn site does not define or require any remediation work in the Central Area. The United States Environmental Protection Agency (the "EPA") has provided the Company and other signatories to the consent decree with comments on the design and implementation of groundwater and soil remedies at the Woburn site and investigation of environmental conditions in the Central Area. The Company, and other signatories, have implemented and proposed to do additional work at the Woburn site but many of the EPA’s comments remain to be resolved. The Company has accrued costs to perform certain work responsive to EPA's comments. The Company is also in discussions with EPA concerning its invoices for oversight costs with respect to the Woburn site and the Central Area. The Company has implemented mitigation measures and continues to monitor environmental conditions at the Somerville, Massachusetts site. The Company also expects to incur monitoring and mitigation costs associated with the planned construction of a transit station in the area of the Somerville site.

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

There is usually a range of reasonable estimates of the costs associated with each site. In accordance with US GAAP, the Company’s accruals reflect the amount within the range that it believes is the best estimate or the low end of a range of estimates if no point within the range is a better estimate. Where it believes that both the amount of a particular liability and the timing of the payments are reliably determinable, the Company adjusts the cost in current dollars using a rate of 3% for inflation until the time of expected payment and discounts the cost to present value using current risk-free interest rates. As of August 30, 2014, the risk-free interest rates utilized by the Company ranged from 2.4% to 3.1%.

For environmental liabilities that have been discounted, the Company includes interest accretion, based on the effective interest method, in selling and administrative expenses on the accompanying Consolidated Statements of Income. The changes to the Company’s environmental liabilities for the years ended August 30, 2014 and August 31, 2013 are as follows (in thousands):

Year ended	August 30, 2014	August 31, 2013
Beginning balance	$19,680	$20,020
Costs incurred for which reserves have been provided	(2,913)	(1,862)
Insurance proceeds	687	282
Interest accretion	716	542
Changes in discount rates	1,080	(1,585)
Revisions in estimates	596	2,283

Ending balance	$19,846	$19,680

Anticipated payments and insurance proceeds of currently identified environmental remediation liabilities as of August 30, 2014, for the next five fiscal years and thereafter, as measured in current dollars, are reflected below.

(In thousands)	2015	2016	2017	2018	2019	Thereafter	Total
Estimated costs – current dollars	$5,219	$1,915	$1,663	$745	$863	$12,407	$22,812

Estimated insurance proceeds	(173)	(159)	(173)	(159)	(173)	(1,430)	(2,267)

Net anticipated costs	$5,046	$1,756	$1,490	$586	$690	$10,977	$20,545

Effect of inflation							7,075
Effect of discounting							(7,774)

Balance as of August 30, 2014							$19,846

Estimated insurance proceeds are primarily received from an annuity received as part of a legal settlement with an insurance company. Annual proceeds of approximately $0.3 million are deposited into an escrow account which funds remediation and monitoring costs for three sites related to former operations in Williamstown, Vermont. Annual proceeds received but not expended in the current year accumulate in this account and may be used in future years for costs related to this site through the year 2027. As of August 30, 2014, the balance in this escrow account, which is held in a trust and is not recorded in the Company’s accompanying Consolidated Balance Sheet, was approximately $2.9 million. Also included in estimated insurance proceeds are amounts the Company is entitled to receive pursuant to legal settlements as reimbursements from three insurance companies for estimated costs at the site in Uvalde, Texas.

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

As previously disclosed, the Company is a defendant in hundreds of lawsuits relating to New England Compounding Center’s (“NECC”) highly-publicized compounding and sale of tainted methylprednisolone acetate, which reportedly resulted in a widespread outbreak of fungal meningitis and other infections. It has been reported that over 60 people died and another approximately 700 people were allegedly seriously injured as a result of this outbreak. These suits against the Company relate to the limited, once-a-month cleaning services the Company provided to portions of NECC’s cleanroom facilities.

In February 2013, suits against NECC were transferred to a multi-district litigation (“MDL”) proceeding in federal court in Boston, Massachusetts. The MDL court appointed the Plaintiffs’ Steering Committee (“PSC”) for the NECC litigation.

On November 5, 2013, a Master Complaint was filed in the NECC MDL proceeding naming the Company as one of numerous defendants in the matter. Individual plaintiffs were able to piggy-back on the Master Complaint by filing a Short Form Complaint to initiate legal actions against one or more of the defendants named in the Master Complaint. As of October 17, 2014, the Company has either received demand letters from or been named as a defendant in suits relating to approximately 650 patients who allegedly received the tainted drug from NECC. The Company has notified its insurers of these claims and they have issued reservation of rights letters with respect to coverage of these claims. The Company is in continuing discussions with its insurers concerning coverage matters. In early October 2014, the Company, together with its insurers, engaged in a mediation with the PSC in an attempt to settle these suits. The parties were unable to reach a settlement in this mediation. Although settlement discussions may resume in the future, no assurances can be given that any settlement will be reached in this matter. At the present time, the Company believes that if it is able to reach a satisfactory settlement in this matter, its insurance coverage with respect to these claims should be sufficient. However, if the Company does not reach a satisfactory settlement and is found to be liable with respect to claims brought against it relating to NECC that are not covered by the Company’s insurance or exceed such insurance coverage, the Company may incur liabilities that are material to its financial condition and operating results. While the Company is unable to ascertain the ultimate outcome of this matter, based on the information currently available, the Company believes that a loss with respect to this matter is neither probable nor remote. Given the uncertainty regarding the possibility of any settlement occurring, and the uncertainty associated with any other resolution of these suits, the Company is unable to reasonably assess an estimate or range of estimates of any potential losses.

Other Contingent Liabilities

As security for certain agreements with the NRC and various state agencies related to the nuclear operations (see above) and certain insurance programs, the Company had standby irrevocable bank commercial letters of credit of $49.6 million and $47.1 million outstanding as of August 30, 2014 and August 31, 2013, respectively.

11. Share-based Compensation

In fiscal 2014, 2013 and 2012, a total of 583, 1,590 and 3,153 shares of unrestricted stock, respectively, were granted to some of the Company’s non-employee directors. Accordingly, compensation expense related to the 2014, 2013 and 2012 unrestricted stock was recognized on the date of grant.

In fiscal 2014, 2013 and 2012, the Company granted a total of 4,700, 6,570 and 8,620 stock appreciation rights, respectively, under the 2010 Plan to the Company’s non-employee directors. Such stock appreciation rights were fully vested upon grant, expire on the earlier of the eighth anniversary of the grant date or the second anniversary of the date that the director ceases to be a member of the Board of Directors and must be settled in stock at the time of exercise. Accordingly, compensation expense related to the stock appreciation rights were recognized on the date of grant.

On April 5, 2010, the Company entered into a Restricted Stock Award Agreement (the “Performance Criteria Restricted Stock Award Agreement”) with its Chief Executive Officer (“CEO”) pursuant to which the Company granted 350,000 shares (the “Performance Restricted Shares”) of restricted common stock to the CEO. The Performance Restricted Shares were earned when the Company achieved certain consolidated revenues and adjusted operating margins as set forth in the Performance Criteria Restricted Stock Award Agreement during certain performance periods in fiscal 2010, fiscal 2011 and fiscal 2012 as set forth in such agreement (collectively, the “Performance Criteria”). The Performance Restricted Shares earned upon achievement of the Performance Criteria will vest in four equal amounts on the third, fourth, fifth and sixth anniversaries of the grant date provided that the CEO continues to be employed by the Company on each such date. As the Company believed that it was probable that the Performance Criteria would be met, compensation expense began being recognized as of the grant date of these shares. As required by accounting rules, the Company is recognizing compensation expense for each vesting tranche of the Performance Restricted Shares ratably from the service inception date to the vesting date for each tranche. In the event Mr. Croatti’s employment with the Company is terminated by the Company without cause or by reason of his death or disability, the Performance Restricted Shares that have not yet vested will automatically vest in full.

Also on April 5, 2010, the Company entered into a Restricted Stock Award Agreement (the “Restricted Stock Award Agreement”) with the CEO pursuant to which the Company granted 50,000 shares (the “Restricted Shares”) of restricted common stock to the CEO. The Restricted Shares vest in equal amounts on each of the first six anniversaries of the grant date provided that the CEO continues to be employed by the Company on each such date. Compensation expense related to the Restricted Shares is being recognized ratably over the vesting period. In the event Mr. Croatti’s employment with the Company is terminated by the Company without cause or by reason of his death or disability, the Restricted Shares that have not yet vested will automatically vest in full.

For the Performance Criteria Restricted Stock Award Agreement and the Restricted Stock Award Agreement, the fair value of the restricted shares was the closing price on April 5, 2010, which was $51.39.

Compensation expense for all share-based compensation, which includes Share-Based Awards and restricted stock grants, for the five fiscal years subsequent to August 30, 2014, is expected to be as follows (in thousands):

	Share-Based Awards	Restricted Stock	Total
2015	$1,859	$1,697	$3,556
2016	1,513	680	2,193
2017	1,227	—	1,227
2018	821	—	821
2019	133	—	133
Total	$5,553	$2,377	$7,930

As of August 30, 2014, the total compensation cost not yet recognized related to non-vested share-based compensation grants was approximately $7.9 million. The weighted average periods over which compensation cost for Share-Based Awards and restricted stock will be recognized are 2.3 years and 1.1 years, respectively.

The following table summarizes the Share-Based Award activity for the fiscal year ended August 30, 2014:

	Number of Shares	Weighted Average Exercise Price
Outstanding, August 31, 2013	584,540	$48.47

Granted	129,200	103.16
Exercised	(89,638)	34.26
Forfeited	(5,500)	58.53

Outstanding, August 30, 2014	618,602	$61.86

Exercisable, August 30, 2014	85,902	$47.36

12. Shareholders’ Equity

The Company has two classes of common stock: Common Stock and Class B Common Stock. Each share of Common Stock is entitled to one vote, is freely transferable, and is entitled to a cash dividend equal to 125% of any cash dividend paid on each share of Class B Common Stock. Each share of Class B Common Stock is entitled to ten votes and can be converted to Common Stock on a share-for-share basis. However, until converted to Common Stock, shares of Class B Common Stock are not freely transferable. For the year ended August 30, 2014, a total of 12,758 shares of Class B Common Stock were converted to Common Stock.

13. Accumulated Other Comprehensive Income (Loss)

The changes in each component of accumulated other comprehensive (loss) income, net of tax, are as follows (in thousands):

	Foreign Currency Translation	Pension- related	Total Accumulated Other Comprehensive Income (Loss)
Balance, August 25, 2012	$11,644	$(4,373)	$7,271
Change during the year	(6,081)	255	(5,826)

Balance, August 31, 2013	5,563	(4,118)	1,445
Change during the year	(2,852)	(1,126)	(3,978)

Balance, August 30, 2014	$2,711	$(5,244)	$(2,533)

14. Segment Reporting

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

The Company refers to the US and Canadian Rental and Cleaning, MFG, and Corporate reporting segments combined as its “Core Laundry Operations,” which is included as a subtotal in the following tables (in thousands):

As of and for the year ended August 30, 2014	US and Canadian Rental and Cleaning	MFG	Net Interco MFG Elim	Corporate	Subtotal Core Laundry Operations	Specialty Garments	First Aid	Total

Revenues	$1,244,408	$183,340	$(183,340)	$15,077	$1,259,485	$91,484	$43,928	$1,394,897

Income (loss) from operations	$209,497	$63,675	$(3,777)	$(87,145)	$182,250	$7,178	$3,847	$193,275

Interest (income) expense, net	$(3,077)	$—	$—	$718	$(2,359)	$—	$—	$(2,359)

Income (loss) before taxes	$212,551	$63,540	$(3,777)	$(87,897)	$184,417	$7,087	$3,847	$195,351

Depreciation and amortization	$49,116	$1,306	$—	$15,751	$66,173	$4,646	$933	$71,752

Capital expenditures	$86,430	$2,264	$—	$—	$88,694	$1,847	$1,267	$91,808

Total assets	$1,286,984	$38,066	$—	$—	$1,325,050	$77,037	$22,074	$1,424,161

As of and for the year ended August 31, 2013	US and Canadian Rental and Cleaning	MFG	Net Interco MFG Elim	Corporate	Subtotal Core Laundry Operations	Specialty Garments	First Aid	Total

Revenues	$1,200,286	$170,867	$(170,867)	$14,079	$1,214,365	$96,688	$44,462	$1,355,515

Income (loss) from operations	$200,852	$61,896	$(9,729)	$(82,357)	$170,662	$10,539	$5,002	$186,203

Interest (income) expense, net	$(2,944)	$—	$—	$1,394	$(1,550)	$—	$—	$(1,550)

Income (loss) before taxes	$203,798	$61,749	$(9,729)	$(83,783)	$172,035	$10,572	$5,002	$187,609

Depreciation and amortization	$46,793	$1,033	$—	$15,296	$63,122	$5,114	$1,371	$69,607

Capital expenditures	$97,519	$3,559	$—	$—	$101,078	$1,962	$486	$103,526

Total assets	$1,241,924	$31,781	$—	$—	$1,273,705	$79,640	$21,517	$1,374,862

As of and for the year ended August 25, 2012	US and Canadian Rental and Cleaning	MFG	Net Interco MFG Elim	Corporate	Subtotal Core Laundry Operations	Specialty Garments	First Aid	Total

Revenues	$1,099,421	$160,421	$(160,421)	$12,902	$1,112,323	$102,758	$41,208	$1,256,289

Income (loss) from operations	$164,793	$50,036	$(5,168)	$(76,376)	$133,285	$13,460	$4,363	$151,108

Interest (income) expense, net	$(2,535)	$—	$—	$1,929	$(606)	$—	$—	$(606)

Income (loss) before taxes	$167,284	$50,101	$(5,168)	$(78,345)	$133,872	$12,499	$4,363	$150,734

Depreciation and amortization	$43,501	$1,133	$—	$15,599	$60,233	$4,788	$1,418	$66,439

Capital expenditures	$66,526	$1,306	$—	$—	$67,832	$6,044	$673	$74,549

Total assets	$1,108,362	$28,099	$—	$—	$1,136,461	$83,137	$20,936	$1,240,534

 The Company’s long-lived assets as of August 30, 2014 and August 31, 2013 and revenues and income before income taxes for the years ended August 30, 2014, August 31, 2013 and August 25, 2012 were attributed to the following countries (in thousands):

Long-lived assets as of:	August 30, 2014	August 31, 2013
United States	$781,478	$769,121
Europe, Canada, Mexico and Nicaragua (1)	53,393	44,347
Total	$834,871	$813,468

Revenues for the year ended:	August 30, 2014	August 31, 2013	August 25, 2012
United States	$1,258,609	$1,223,534	$1,144,753
Europe and Canada (1)	136,288	131,981	111,536
Total	$1,394,897	$1,355,515	$1,256,289

Income before income taxes for the year ended:	August 30, 2014	August 31, 2013	August 25, 2012
United States	$182,354	$171,899	$134,651
Europe, Canada, Mexico and Nicaragua (1)	12,997	15,710	16,083
Total	$195,351	$187,609	$150,734

(1)	No country accounts for greater than 10% of total long-lived assets, revenues or income before income taxes

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of UniFirst Corporation

We have audited the accompanying consolidated balance sheets of UniFirst Corporation and subsidiaries (the “Company”) as of August 30, 2014 and August 31, 2013, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended August 30, 2014. Our audits also included the financial statement schedule listed in the Index at item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of UniFirst Corporation and subsidiaries at August 30, 2014 and August 31, 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended August 30, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), UniFirst Corporation’s internal control over financial reporting as of August 30, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated October 29, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

October 29, 2014

Quarterly Financial Data (Unaudited)

The following is a summary of the results of operations for each of the quarters within the years ended August 30, 2014 and August 31, 2013. This quarterly financial information was prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission; however, the Company believes that the information furnished reflects all adjustments (consisting only of normal recurring adjustments) which were, in the opinion of management, necessary for a fair statement of results in the interim periods. This summary should be read in conjunction with these Consolidated Financial Statements and notes to Consolidated Financial Statements.

(In thousands, except per share data) For the year ended August 30, 2014	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$346,704	$343,967	$352,238	$351,988
Income before income taxes	56,356	41,224	50,114	47,657
Provision for income taxes	21,894	15,577	19,170	18,785

Net income	$34,462	$25,647	$30,944	$28,872

Income per share – basic
Common Stock	$1.81	$1.34	$1.62	$1.51
Class B Common Stock	$1.45	$1.08	$1.30	$1.21

Income per share – diluted
Common Stock	$1.71	$1.27	$1.53	$1.43

Income allocated to – basic
Common Stock	$27,208	$20,267	$24,493	$22,876
Class B Common Stock	$6,798	$5,041	$6,127	$5,742

Income allocated to – diluted
Common Stock	$34,031	$25,326	$30,637	$28,631

Weighted average number of shares outstanding – basic
Common Stock	15,029	15,077	15,102	15,113
Class B Common Stock	4,693	4,687	4,722	4,741

Weighted average number of shares outstanding – diluted
Common Stock	19,891	19,924	19,977	20,007

(In thousands, except per share data) For the year ended August 31, 2013	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$332,569	$334,306	$335,764	$352,876
Income before income taxes	50,426	43,215	45,831	48,137
Provision for income taxes	19,666	16,573	17,109	17,576

Net income	$30,760	$26,642	$28,722	$30,561

Income per share – basic
Common Stock	$1.62	$1.40	$1.51	$1.61
Class B Common Stock	$1.30	$1.12	$1.21	$1.29

Income per share – diluted
Common Stock	$1.54	$1.33	$1.43	$1.52

Income allocated to – basic
Common Stock	$24,191	$20,963	$22,638	$24,123
Class B Common Stock	$6,025	$5,209	$5,647	$6,033

Income allocated to – diluted
Common Stock	$30,244	$26,196	$28,307	$30,178

Weighted average number of shares outstanding – basic
Common Stock	14,925	14,962	14,993	15,017
Class B Common Stock	4,647	4,647	4,675	4,694

Weighted average number of shares outstanding – diluted
Common Stock	19,693	19,747	19,820	19,882

The Company’s fiscal year ends on the last Saturday in August. For financial reporting purposes, fiscal 2014 consisted of 52 weeks and fiscal 2013 consisted of 53 weeks. Each of the quarterly periods contained 13 weeks except for the fourth quarter of fiscal 2013 which contained 14 weeks.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended August 30, 2014 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

We have retained Ernst & Young LLP, an independent registered public accounting firm, to audit our Consolidated Financial Statements found in this Annual Report on Form 10-K for the year ended August 30, 2014. We have made available to Ernst & Young LLP all of our financial records and related data in connection with their audit of our Consolidated Financial Statements.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has assessed the effectiveness of our internal control over financial reporting as of August 30, 2014. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control—Integrated Framework (1992 Framework). Management concluded that based on its assessment, our internal control over financial reporting was effective as of August 30, 2014. The effectiveness of our internal control over financial reporting as of August 30, 2014 has been audited by Ernst & Young LLP, and a copy of its attestation report is included below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of UniFirst Corporation

We have audited UniFirst Corporation and subsidiaries’ internal control over financial reporting as of August 30, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). UniFirst Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, UniFirst Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of August 30, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of UniFirst Corporation and subsidiaries as of August 30, 2014 and August 31, 2013, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended August 30, 2014 of UniFirst Corporation and subsidiaries and our report dated October 29, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

October 29, 2014

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

Information regarding our directors and executive officers required by this Item 10 will be included in our definitive Proxy Statement to be filed with the Securities and Exchange Commission for our 2015 Annual Meeting of Shareholders and is incorporated by reference into this Item 10. Certain information required by this Item 10 is set forth in Item 1 of this Annual Report on Form 10-K under the heading “Executive Officers”.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this Item 11 will be included in our definitive Proxy Statement to be filed with the Securities and Exchange Commission for our 2015 Annual Meeting of Shareholders and is incorporated by reference into this Item 11.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item 12 will be included in our definitive Proxy Statement to be filed with the Securities and Exchange Commission for our 2015 Annual Meeting of Shareholders and is incorporated by reference into this Item 12.

Information concerning our equity compensation plans contained in the table entitled “Equity Compensation Plan Information” set forth in Item 5 of this Annual Report on Form 10-K is incorporated by reference into this Item 12.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item 13 will be included in our definitive Proxy Statement to be filed with the Securities and Exchange Commission for our 2015 Annual Meeting of Shareholders and is incorporated by reference into this Item 13.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this Item 14 will be included in our definitive Proxy Statement to be filed with the Securities and Exchange Commission for our 2015 Annual Meeting of Shareholders and is incorporated by reference into this Item 14.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The financial statements listed below are filed as part of this report:

(1) and (2) FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES.

The financial statements listed below are included under Item 8 of this Annual Report on Form 10-K:

Consolidated statements of income for each of the three years in the period ended August 30, 2014

Consolidated balance sheets as of August 30, 2014 and August 31, 2013

Consolidated statements of shareholders’ equity for each of the three years in the period ended August 30, 2014

Consolidated statements of cash flows for each of the three years in the period ended August 30, 2014

Notes to Consolidated Financial Statements

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

Management’s Report on Internal Control Over Financial Reporting

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The following additional schedule is filed herewith:

Schedule II — Valuation and qualifying accounts and reserves for each of the three years in the period ended August 30, 2014

UNIFIRST CORPORATION AND SUBSIDIARIES

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED

AUGUST 30, 2014 (IN THOUSANDS)

Description	Balance, Beginning of Period	Charged to Costs and Expenses	Charges for Which Reserves Were Created or Deductions	Balance, End of Period

Reserves for Accounts Receivable
For the year ended August 30, 2014	$4,894	$4,378	$(4,158)	$5,114

For the year ended August 31, 2013	$5,152	$3,939	$(4,197)	$4,894

For the year ended August 25, 2012	$4,201	$6,221	$(5,270)	$5,152

Reserve for Obsolete Inventory
For the year ended August 30, 2014	$2,018	$535	$(640)	$1,913

For the year ended August 31, 2013	$2,322	$251	$(555)	$2,018

For the year ended August 25, 2012	$1,410	$1,465	$(553)	$2,322

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

10.21	UniFirst Corporation CEO Cash Incentive Bonus Plan, as amended (incorporated by reference to Appendix A to the Company’s Proxy Statement filed with the Commission on December 3, 2013)

10.22

Amendment to the UniFirst Corporation Unfunded Supplemental Retirement Plan dated as of December 23, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 10-K filed with the Commission on December 23, 2008)

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

101

The following materials from UniFirst Corporation’s Annual Report on Form 10-K for the year ended August 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UniFirst Corporation By: /s/ Ronald D. Croatti Ronald D. Croatti President and Chief Executive Officer

October 29, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Ronald D. Croatti

Ronald D. Croatti

/s/ Steven S. Sintros

Steven S. Sintros

/s/ Cynthia Croatti

Cynthia Croatti

/s/Phillip L. Cohen

Phillip L. Cohen

/s/ Kathleen Camilli

Kathleen Camilli

/s/ Donald J. Evans

Donald J. Evans

/s/ Michael Iandoli

Michael Iandoli

/s/Thomas Postek

Thomas S. Postek

Chairman of the Board, President and Chief Executive Officer

(Principal Executive Officer)

Senior Vice President and Chief Financial Officer

(Principal Financial Officer and

Principal Accounting Officer)

Director

Director

Director

Director

Director

Director

October 29, 2014 October 29, 2014 October 29, 2014 October 29, 2014 October 29, 2014 October 29, 2014 October 29, 2014 October 29, 2014

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

10.21	UniFirst Corporation CEO Cash Incentive Bonus Plan, as amended (incorporated by reference to Appendix A to the Company’s Proxy Statement filed with the Commission on December 3, 2013)

10.22

Amendment to the UniFirst Corporation Unfunded Supplemental Retirement Plan dated as of December 23, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 10-K filed with the Commission on December 23, 2008)

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

101

The following materials from UniFirst Corporation’s Annual Report on Form 10-K for the year ended August 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

* Filed herewith

** Furnished herewith

71