Form 10-Q
period 2014-11-29
UNIFIRST CORP
filed 2015-01-08
CIK 717954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 29, 2014

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

Yes ✔      No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ✔  No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ✔	Accelerated filer ___	Smaller Reporting Company ___	Non-accelerated filer ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ___     No ✔

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The number of outstanding shares of UniFirst Corporation Common Stock and Class B Common Stock at January 2, 2015 were 15,242,883 and 4,860,519, respectively.

UniFirst Corporation

Quarterly Report on Form 10-Q

For the Quarter ended November 29, 2014

Part I – FINANCIAL INFORMATION

Item 1 – Financial Statements

Consolidated Statements of Income for the Thirteen Weeks ended November 29, 2014 and November 30, 2013

Consolidated Statements of Comprehensive Income for the Thirteen Weeks ended November 29, 2014 and November 30, 2013

Consolidated Balance Sheets as of November 29, 2014 and August 30, 2014

Consolidated Statements of Cash Flows for the Thirteen Weeks ended November 29, 2014 and November 30, 2013

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

Item 4 –Mine Safety Disclosures

Item 5 – Other Information

Item 6 – Exhibits

Signatures

Exhibit Index

Certifications
Ex-31.1 Section 302 Certification of CEO
Ex-31.2 Section 302 Certification of CFO
Ex-32.1 Section 906 Certification of CEO
Ex-32.2 Section 906 Certification of CFO

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Statements of Income

UniFirst Corporation and Subsidiaries

(Unaudited)

Thirteen weeks ended (In thousands, except per share data)	November 29, 2014	November 30, 2013
Revenues	$370,361	$346,704

Operating expenses:
Cost of revenues (1)	219,353	208,137
Selling and administrative expenses (1)	72,382	65,629
Depreciation and amortization	18,037	17,298
Total operating expenses	309,772	291,064

Income from operations	60,589	55,640

Other (income) expense:
Interest expense	188	208
Interest income	(804)	(765)
Foreign exchange loss (gain)	371	(159)
Total other (income) expense	(245)	(716)

Income before income taxes	60,834	56,356
Provision for income taxes	23,421	21,894

Net income	$37,413	$34,462

Income per share – Basic:
Common Stock	$1.96	$1.81
Class B Common Stock	$1.57	$1.45

Income per share – Diluted:
Common Stock	$1.85	$1.71

Income allocated to – Basic:
Common Stock	$29,649	$27,208
Class B Common Stock	$7,434	$6,798

Income allocated to – Diluted:
Common Stock	$37,101	$34,031

Weighted average number of shares outstanding – Basic:
Common Stock	15,128	15,029
Class B Common Stock	4,741	4,693

Weighted average number of shares outstanding – Diluted:
Common Stock	20,008	19,891

Dividends per share:
Common Stock	$0.0375	$0.0375
Class B Common Stock	$0.0300	$0.0300

(1) Exclusive of depreciation on the Company’s property, plant and equipment and amortization on its intangible assets.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income

UniFirst Corporation and Subsidiaries

(Unaudited)

Thirteen weeks ended (In thousands)	November 29, 2014	November 30, 2013
Net income	$37,413	$34,462

Other comprehensive (loss) income:
Foreign currency translation adjustments	(6,323)	(208)
Pension benefit liabilities, net of income taxes	(1,266)	—

Other comprehensive (loss) income	(7,589)	(208)

Comprehensive income	29,824	34,254

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Balance Sheets

UniFirst Corporation and Subsidiaries

(Unaudited)

(In thousands, except share and par value data)	November 29, 2014	August 30, 2014(a)
Assets
Current assets:
Cash and cash equivalents	$212,974	$191,769
Receivables, less reserves of $7,868 and $5,114, respectively	168,161	152,523
Inventories	77,963	78,858
Rental merchandise in service	148,267	146,449
Prepaid income taxes	—	13,342
Prepaid expenses and other current assets	13,067	6,349

Total current assets	620,432	589,290

Property, plant and equipment:
Land, buildings and leasehold improvements	395,459	393,584
Machinery and equipment	520,447	512,842
Motor vehicles	165,506	166,573

Total property, plant and equipment	1,081,412	1,072,999
Less – accumulated depreciation	595,583	586,717

Total property, plant and equipment, net	485,829	486,282

Goodwill	309,578	303,648
Customer contracts, net	40,953	40,210
Other intangible assets, net	1,370	1,267
Deferred income taxes	1,334	1,403
Other assets	2,310	2,061
Total assets	$1,461,806	$1,424,161

Liabilities and shareholders' equity
Current liabilities:
Loans payable and current maturities of long-term debt	$6,138	$7,704
Accounts payable	59,548	59,177
Accrued liabilities	96,572	100,818
Accrued and deferred income taxes	31,440	23,342

Total current liabilities	193,698	191,041

Long-term liabilities:
Long-term debt, net of current maturities	—	155
Accrued liabilities	53,654	50,235
Accrued and deferred income taxes	47,487	48,271

Total long-term liabilities	101,141	98,661

Commitments and contingencies (Note 9)
Shareholders' equity:
Preferred stock, $1.00 par value; 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $0.10 par value; 30,000,000 shares authorized; 15,235,183 and 15,189,947 issued and outstanding as of November 29, 2014 and August 30, 2014, respectively	1,524	1,519
Class B Common Stock, $0.10 par value; 20,000,000 shares authorized; 4,860,519 issued and outstanding as of November 29, 2014 and August 30, 2014	486	486
Capital surplus	62,811	59,415
Retained earnings	1,112,268	1,075,572
Accumulated other comprehensive loss	(10,122)	(2,533)

Total shareholders' equity	1,166,967	1,134,459

Total liabilities and shareholders’ equity	$1,461,806	$1,424,161

(a) Derived from audited consolidated financial statements

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statements of Cash Flows

UniFirst Corporation and Subsidiaries

(Unaudited)

Thirteen weeks ended (In thousands)	November 29, 2014	November 30, 2013
Cash flows from operating activities:
Net income	$37,413	$34,462
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	15,865	14,850
Amortization of intangible assets	2,172	2,448
Amortization of deferred financing costs	52	52
Share-based compensation	1,615	1,483
Accretion on environmental contingencies	151	179
Accretion on asset retirement obligations	194	181
Deferred income taxes	21	(195)
Changes in assets and liabilities, net of acquisitions:
Receivables	(16,039)	(12,951)
Inventories	645	8,490
Rental merchandise in service	(1,744)	(6,409)
Prepaid expenses	(6,847)	(2,141)
Accounts payable	559	9,490
Accrued liabilities	(2,796)	(2,083)
Prepaid and accrued income taxes	21,587	20,786
Net cash provided by operating activities	52,848	68,642

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(10,846)	(495)
Capital expenditures	(17,453)	(22,796)
Other	100	297
Net cash used in investing activities	(28,199)	(22,994)

Cash flows from financing activities:
Proceeds from loans payable and long-term debt	2,008	2,935
Payments on loans payable and long-term debt	(3,508)	(103,953)
Proceeds from exercise of Common Stock options	1,750	854
Payment of cash dividends	(715)	(714)
Net cash used in financing activities	(465)	(100,878)

Effect of exchange rate changes	(2,979)	(424)

Net increase (decrease) in cash and cash equivalents	21,205	(55,654)
Cash and cash equivalents at beginning of period	191,769	197,479

Cash and cash equivalents at end of period	$212,974	$141,825

The accompanying notes are an integral part of these Consolidated Financial Statements.

UniFirst Corporation and Subsidiaries

Notes to Consolidated Financial Statements

1. Basis of Presentation

These Consolidated Financial Statements of UniFirst Corporation (“Company”) have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the information furnished reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period.

It is suggested that these Consolidated Financial Statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 30, 2014. There have been no material changes in the accounting policies followed by the Company during the current fiscal year. Results for an interim period are not indicative of any future interim periods or for an entire fiscal year.

The Company has recorded certain immaterial classification adjustments to its November 30, 2013 statement of cash flows. These classification adjustments did not impact current or historical net income or shareholders' equity.

2. Recent Accounting Pronouncements

In July 2013, the FASB issued updated accounting guidance on the presentation of unrecognized tax benefits. This update provides that an entity’s unrecognized tax benefits, or a portion of its unrecognized tax benefits, should be presented in its financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, with one exception. That exception states that, to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position, or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This guidance was effective for annual reporting periods, and any interim periods within those annual periods, that begin after December 15, 2013 and was to be applied prospectively, with early adoption permitted. The Company adopted this guidance on August 31, 2014 and the adoption did not have a material impact on its financial statements.

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

In August 2014, the FASB issued accounting guidance about an entity’s ability to continue as a going concern. This update defines management’s responsibility to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. This guidance is effective for annual periods ending after December 15, 2016, with early adoption permitted. The Company does not expect adoption of this guidance will have a material impact on its financial statements.

3. Business Acquisitions

During the thirteen weeks ended November 29, 2014, the Company completed two business acquisitions with an aggregate purchase price of approximately $10.8 million. The results of operations of these acquisitions have been included in the Company’s consolidated financial results since their respective acquisition dates. These acquisitions were not significant in relation to the Company’s consolidated financial results and, therefore, pro forma financial information has not been presented.

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

All financial assets or liabilities that are measured at fair value on a recurring basis (at least annually) have been segregated into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date.  The assets or liabilities measured at fair value on a recurring basis are summarized in the tables below (in thousands):

	As of November 29, 2014
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents	$46,102	$—	$—	$46,102
Pension plan assets	—	4,988	—	4,988
Total	$46,102	$4,988	$—	$51,090

	As of August 30, 2014
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents	$47,552	$—	$—	$47,552
Pension plan assets	—	5,008	—	5,008
Total	$47,552	$5,008	$—	$52,560

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

5. Employee Benefit Plans

Defined Contribution Retirement Savings Plan

The Company has a defined contribution retirement savings plan with a 401(k) feature for all eligible employees not under collective bargaining agreements. The Company matches a portion of the employee’s contribution and may make an additional contribution at its discretion. Contributions charged to expense under the plan for both the thirteen weeks ended November 29, 2014 and November 30, 2013 were $4.1 million.

Pension Plans and Supplemental Executive Retirement Plans

The Company maintains an unfunded Supplemental Executive Retirement Plan for certain eligible employees of the Company, a non-contributory defined benefit pension plan covering union employees at one of its locations, and a frozen pension plan the Company assumed in connection with its acquisition of Textilease Corporation in fiscal 2004. The amounts charged to expense related to these plans for the thirteen weeks ended November 29, 2014 and November 30, 2013 were $0.9 million and $0.6 million, respectively.

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

	Thirteen weeks ended
	November 29,	November 30,
	2014	2013

Net income available to shareholders	$37,413	$34,462

Allocation of net income for Basic:
Common Stock	$29,649	$27,208
Class B Common Stock	7,434	6,798
Unvested participating shares	330	456
	$37,413	$34,462

Weighted average number of shares for Basic:
Common Stock	15,128	15,029
Class B Common Stock	4,741	4,693
Unvested participating shares	192	288
	20,061	20,010

Earnings per share for Basic:
Common Stock	$1.96	$1.81
Class B Common Stock	$1.57	$1.45

The Company is required to calculate diluted EPS for Common Stock using the more dilutive of the following two methods:

•	The treasury stock method; or

•	The two-class method assuming a participating security is not exercised or converted.

For the thirteen weeks ended November 29, 2014 and November 30, 2013, the Company’s diluted EPS assumes the conversion of all vested Class B Common Stock into Common Stock and uses the two-class method for its unvested participating shares. The following table sets forth the computation of diluted earnings per share of Common Stock for the thirteen weeks ended November 29, 2014 and November 30, 2013 (in thousands, except per share data):

	Thirteen weeks ended November 29, 2014			Thirteen weeks ended November 30, 2013
	Earnings			Earnings
	to Common	Common		to Common	Common
	shareholders	Shares	EPS	shareholders	Shares	EPS

As reported - Basic	$29,649	15,128	$1.96	$27,208	15,029	$1.81

Add: effect of dilutive potential common shares
Share-Based Awards	—	139		—	169
Class B Common Stock	7,434	4,741		6,798	4,693

Add: Undistributed earnings allocated to unvested participating shares	323	—		447	—

Less: Undistributed earnings reallocated to unvested participating shares	(305)	—		(422)	—

Diluted EPS – Common Stock	$37,101	20,008	$1.85	$34,031	19,891	$1.71

Share-based awards that would result in the issuance of 635 shares of Common Stock were excluded from the calculation of diluted earnings per share for the thirteen weeks ended November 29, 2014 because they were anti-dilutive.  Share-based awards that would result in the issuance of 160 shares of Common Stock were excluded from the calculation of diluted earnings per share for the thirteen weeks ended November 30, 2013 because they were anti-dilutive.

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

The components of inventory as of November 29, 2014 and August 30, 2014 were as follows (in thousands):

	November 29, 2014	August 30, 2014
Raw materials	$19,208	$19,053
Work in process	3,186	3,759
Finished goods	55,569	56,046
Total inventories	$77,963	$78,858

8. Asset Retirement Obligations

The Company recognizes asset retirement obligations in the period in which they are incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Company continues to depreciate, on a straight-line basis, the amount added to property, plant and equipment and recognizes accretion expense in connection with the discounted liability over the various remaining lives which range from approximately six to twenty-nine years.

A reconciliation of the Company’s asset retirement liability is as follows (in thousands):

November 29, 2014
Beginning balance as of August 30, 2014	$11,675
Accretion expense	194
Effect of exchange rate changes	(179)
Ending balance as of November 29, 2014	$11,690

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

The Company has accrued certain costs related to the sites described above as it has been determined that the costs are probable and can be reasonably estimated. The Company has potential exposure related to a parcel of land (the "Central Area") related to the Woburn, Massachusetts site discussed above. Currently, the consent decree for the Woburn site does not define or require any remediation work in the Central Area. The United States Environmental Protection Agency (the "EPA") has provided the Company and other signatories to the consent decree with comments on the design and implementation of groundwater and soil remedies at the Woburn site and investigation of environmental conditions in the Central Area. The Company, and other signatories, have implemented and proposed to do additional work at the Woburn site but many of the EPA’s comments remain to be resolved. The Company has accrued costs to perform certain work responsive to EPA's comments. The Company is also in discussions with EPA concerning its invoices for oversight costs with respect to the Woburn site and the Central Area. The Company has implemented mitigation measures and continues to monitor environmental conditions at the Somerville, Massachusetts site. The Company also expects that, in the future, it may receive demands or claims for increased costs allegedly incurred in connection with the planned construction of a transit station in the area of the Somerville site.

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

There is usually a range of reasonable estimates of the costs associated with each site. In accordance with US GAAP, the Company’s accruals reflect the amount within the range that it believes is the best estimate or the low end of a range of estimates if no point within the range is a better estimate. Where it believes that both the amount of a particular liability and the timing of the payments are reliably determinable, the Company adjusts the cost in current dollars using a rate of 3% for inflation until the time of expected payment and discounts the cost to present value using current risk-free interest rates. As of November 29, 2014, the risk-free interest rates utilized by the Company ranged from 2.2% to 2.9%.

For environmental liabilities that have been discounted, the Company includes interest accretion, based on the effective interest method, in selling and administrative expenses on the Consolidated Statements of Income. The changes to the Company’s environmental liabilities for the thirteen weeks ended November 29, 2014 are as follows (in thousands):

November 29, 2014
Beginning balance as of August 30, 2014	$19,846
Costs incurred for which reserves have been provided	(460)
Insurance proceeds	48
Interest accretion	151
Change in discount rates	382

Balance as of November 29, 2014	$19,967

Anticipated payments and insurance proceeds of currently identified environmental remediation liabilities as of November 29, 2014, for the next five fiscal years and thereafter, as measured in current dollars, are reflected below.

(In thousands)	2015	2016	2017	2018	2019	Thereafter	Total
Estimated costs – current dollars	$4,758	$1,915	$1,663	$745	$863	$12,407	$22,351

Estimated insurance proceeds	(124)	(159)	(173)	(159)	(173)	(1,430)	(2,218)

Net anticipated costs	$4,634	$1,756	$1,490	$586	$690	$10,977	$20,133

Effect of inflation							7,226
Effect of discounting							(7,392)

Balance as of November 29, 2014							$19,967

Estimated insurance proceeds are primarily received from an annuity received as part of a legal settlement with an insurance company. Annual proceeds of approximately $0.3 million are deposited into an escrow account which funds remediation and monitoring costs for three sites related to former operations in Williamstown, Vermont. Annual proceeds received but not expended in the current year accumulate in this account and may be used in future years for costs related to this site through the year 2027. As of November 29, 2014, the balance in this escrow account, which is held in a trust and is not recorded in the Company’s accompanying Consolidated Balance Sheet, was approximately $2.9 million. Also included in estimated insurance proceeds are amounts the Company is entitled to receive pursuant to legal settlements as reimbursements from three insurance companies for estimated costs at the site in Uvalde, Texas.

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

On November 5, 2013, a Master Complaint was filed in the NECC MDL proceeding naming the Company as one of numerous defendants in the matter. Individual plaintiffs were able to piggy-back on the Master Complaint by filing a Short Form Complaint to initiate legal actions against one or more of the defendants named in the Master Complaint. As of January 5, 2015, the Company has either received demand letters from or been named as a defendant in suits relating to approximately 665 patients who allegedly received the tainted drug from NECC. The Company has notified its insurers of these claims and they have issued reservation of rights letters with respect to coverage of these claims. The Company is in continuing discussions with its insurers concerning coverage matters. In early October 2014, the Company, together with its insurers, engaged in a mediation with the PSC in an attempt to settle these suits. The parties were unable to reach a settlement in this mediation. Although settlement discussions have resumed, no assurances can be given that any settlement will be reached in this matter. At the present time, the Company believes that if it is able to reach a satisfactory settlement in this matter, its insurance coverage with respect to these claims should be sufficient. However, if the Company does not reach a satisfactory settlement and is found to be liable with respect to claims brought against it relating to NECC that are not covered by the Company’s insurance or exceed such insurance coverage, the Company may incur liabilities that are material to its financial condition and operating results. On December 3, 2014, NECC’s Chapter 11 Trustee (“Chapter 11 Trustee”) and the Official Committee of Unsecured Creditors proposed a Chapter 11 Plan (“Plan”) for NECC. The Chapter 11 Trustee publicly announced that the Plan currently includes proposed settlements from affiliates and third-parties totaling approximately $135 million. On December 16, 2014, the United States indicted 14 owners, managers, employees and affiliates of NECC, alleging a number of crimes, including second-degree murder and racketeering. While the Company is unable to ascertain the ultimate outcome of this matter, based on the information currently available, the Company believes that a loss with respect to this matter is neither probable nor remote. Given the uncertainty regarding the possibility of any settlement occurring, and the uncertainty associated with any other resolution of these suits, the Company is unable to reasonably assess an estimate or range of estimates of any potential losses.

10. Income Taxes

The Company’s effective income tax rate was 38.5% for the thirteen weeks ended November 29, 2014, as compared to 38.9% for the thirteen weeks ended November 30, 2013. The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense which is consistent with the recognition of these items in prior reporting periods. During the thirteen weeks ended November 29, 2014, there were no material changes in the amount of unrecognized tax benefits or the amount accrued for interest and penalties.

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

11. Long-Term Debt

On May 5, 2011, the Company entered into a $250.0 million unsecured revolving credit agreement (the “Credit Agreement”) with a syndicate of banks, which matures on May 4, 2016. Under the Credit Agreement, the Company is able to borrow funds at variable interest rates based on, at the Company’s election, the Eurodollar rate or a base rate, plus in each case a spread based on the Company’s consolidated funded debt ratio. Availability of credit requires compliance with certain financial and other covenants, including a maximum consolidated funded debt ratio and minimum consolidated interest coverage ratio as defined in the Credit Agreement. The Company tests its compliance with these financial covenants on a fiscal quarterly basis. At November 29, 2014, the interest rates applicable to the Company’s borrowings under the Credit Agreement would be calculated as LIBOR plus 75 basis points at the time of the respective borrowing. As of November 29, 2014, the Company had no outstanding borrowings, outstanding letters of credit amounting to $53.2 million and $196.8 million available for borrowing under the Credit Agreement.

On September 14, 2006, the Company issued $100.0 million of floating rates notes (“Floating Rate Notes”) pursuant to a Note Purchase Agreement, which bore interest at LIBOR plus 50 basis points. On September 14, 2013, the Floating Rate Notes matured and were repaid in full from the Company’s cash reserves.

As of November 29, 2014, the Company was in compliance with all covenants under the Credit Agreement.

12. Accumulated Other Comprehensive Income (Loss)

The changes in each component of accumulated other comprehensive income, net of tax, are as follows (in thousands):

	Foreign Currency Translation	Pension- related	Total Accumulated Other Comprehensive (Loss) Income
Balance as of August 30, 2014	$2,711	$(5,244)	$(2,533)

Other comprehensive (loss) income before reclassification	(6,323)	(1,417)	(7,740)
Amounts reclassified from accumulated other comprehensive loss	—	151	151
Net current period other comprehensive (loss) income	(6,323)	(1,266)	(7,589)

Balance as of November 29, 2014	$(3,612)	$(6,510)	$(10,122)

Amounts reclassified from accumulated other comprehensive income, net of tax, for the thirteen weeks ended November 29, 2014 are as follows (in thousands):

	November 29, 2014
Pension benefit liabilities, net:

Actuarial losses	$151	(a)
Total, net of tax	$151

(a)	Amounts included in selling and administrative expenses in the accompanying Consolidated Statements of Income.

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

The Company refers to the US and Canadian Rental and Cleaning, MFG, and Corporate reporting segments combined as its “Core Laundry Operations,” which is included as a subtotal in the following tables (in thousands):

	US and				Subtotal
	Canadian				Core
	Rental and		Net Interco		Laundry	Specialty
Thirteen weeks ended	Cleaning	MFG	MFG Elim	Corporate	Operations	Garments	First Aid	Total

November 29, 2014
Revenues	$330,901	$51,828	$(51,828)	$4,946	$335,847	$22,476	$12,038	$370,361

Income (loss) from operations	$63,299	$18,231	$(1,689)	$(22,968)	$56,873	$2,268	$1,448	$60,589

Interest (income) expense, net	$(770)	$—	$—	$154	$(616)	$—	$—	$(616)

Income (loss) before taxes	$64,084	$18,272	$(1,689)	$(23,247)	$57,420	$1,966	$1,448	$60,834

November 30, 2013
Revenues	$308,442	$44,233	$(44,233)	$3,564	$312,006	$24,443	$10,255	$346,704

Income (loss) from operations	$58,359	$15,574	$(1,264)	$(20,297)	$52,372	$2,759	$509	$55,640

Interest (income) expense, net	$(730)	$—	$—	$173	$(557)	$—	$—	$(557)

Income (loss) before taxes	$59,087	$15,493	$(1,264)	$(20,469)	$52,847	$3,000	$509	$56,356

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR FOR FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and any documents incorporated by reference contain forward looking statements within the meaning of the federal securities laws. Forward looking statements contained in this Quarterly Report on Form 10-Q and any documents incorporated by reference are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Forward looking statements may be identified by words such as “estimates,” “anticipates,” “projects,” “plans,” “expects,” “intends,” “believes,” “seeks,” “could,” “should,” “may,” “will,” or the negative versions thereof, and similar expressions and by the context in which they are used. Such forward looking statements are based upon our current expectations and speak only as of the date made. Such statements are highly dependent upon a variety of risks, uncertainties and other important factors that could cause actual results to differ materially from those reflected in such forward looking statements. Such factors include, but are not limited to, uncertainties caused by the continuing adverse worldwide economic conditions, uncertainties regarding our ability to consummate and successfully integrate acquired businesses, uncertainties regarding any existing or newly-discovered expenses and liabilities related to environmental compliance and remediation, any adverse outcome of pending or future contingencies or claims, including suits related to the New England Compound Center matter, our ability to compete successfully without any significant degradation in our margin rates, seasonal and quarterly fluctuations in business levels, our ability to preserve positive labor relationships and avoid becoming the target of corporate labor unionization campaigns that could disrupt our business, the effect of currency fluctuations on our results of operations and financial condition, our dependence on third parties to supply us with raw materials, any loss of key management or other personnel, increased costs as a result of any future changes in federal or state laws, rules and regulations or governmental interpretation of such laws, rules and regulations, uncertainties regarding the price levels of natural gas, electricity, fuel and labor, the impact of the current worldwide economic malaise and other adverse economic conditions and the current tight credit markets on our customers and such customers’ workforces, the level and duration of workforce reductions by our customers, the continuing increase in domestic healthcare costs, including the ultimate impact of the Affordable Care Act, demand and prices for our products and services, rampant criminal activity and instability in Mexico where our principal garment manufacturing plants are located, our ability to properly and efficiently design, construct, implement and operate our new customer relationship management (“CRM”) computer system, interruptions or failures of our information technology systems, including as a result of cyber-attacks, additional professional and internal costs necessary for compliance with recent and proposed future changes in Securities and Exchange Commission, New York Stock Exchange and accounting rules, strikes and unemployment levels, our efforts to evaluate and potentially reduce internal costs, economic and other developments associated with the war on terrorism and its impact on the economy, general economic conditions and other factors described under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended August 30, 2014, under “Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q, and in our other filings with the Securities and Exchange Commission. We undertake no obligation to update any forward looking statements to reflect events or circumstances arising after the date on which such statements are made.

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

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, the most important and pervasive accounting policies used and areas most sensitive to material changes from external factors. See Note 1 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended August 30, 2014 for additional discussion regarding our application of these and other accounting policies.

Results of Operations

The following table presents certain selected financial data, including the percentage of revenues represented by each item, for the thirteen weeks ended November 29, 2014 and November 30, 2013. Cost of revenues presented in the table below include the amortization of rental merchandise in service and merchandise costs related to direct sales as well as labor and other production, service and delivery costs associated with operating our industrial laundries, Specialty Garments facilities, First Aid locations and our distribution center. Selling and administrative costs include costs related to our sales and marketing functions as well as general and administrative costs associated with our corporate offices and operating locations including information systems, engineering, materials management, manufacturing planning, finance, budgeting, and human resources.

	Thirteen weeks ended

(In thousands, except percentages)	November 29, 2014	% of Revenues	November 30, 2013	% of Revenues	% Change

Revenues	$370,361	100.0%	$346,704	100.0%	6.8%

Operating expenses:
Cost of revenues (1)	219,353	59.2	208,137	60.0	5.4
Selling and administrative expenses (1)	72,382	19.5	65,629	18.9	10.3
Depreciation and amortization	18,037	4.9	17,298	5.0	4.3
Total operating expenses	309,772	83.6	291,064	84.0	6.4

Income from operations	60,589	16.4	55,640	16.0	8.9

Other (income) expense	(245)	-0.1	(716)	-0.2	-65.8

Income before income taxes	60,834	16.4	56,356	16.3	7.9
Provision for income taxes	23,421	6.3	21,894	6.3	7.0

Net income	$37,413	10.1%	$34,462	9.9%	8.6%

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

We have discussed how one of the factors contributing to our strong revenue and profit growth over the last several years has been increased economic activity from energy producing regions in the U.S. and Canada as well as the corresponding increase in the demand for flame resistant garments. We believe that if oil prices remain depressed, it could have a negative impact on our expected operating results due to our significant presence in these markets.

The price of fuel and energy needed to run our vehicles and equipment is unpredictable and fluctuates based on events outside our control, including geopolitical developments, supply and demand for oil and gas, actions by OPEC and other oil and gas producers, war and unrest in oil producing countries, regional production patterns, limits on refining capacities, natural disasters and environmental concerns. Changes in fuel costs could impact our financial results.

The cost of healthcare that we provide to our employees has grown over the last few years at a rate in excess of our revenue growth and as a result, has negatively impacted our operating results. In fiscal 2015, the Affordable Care Act (“ACA”) has required us to modify one of the healthcare plans we provide to our employees. In addition, we will incur additional costs related to ACA transitional reinsurance fees that will be paid in fiscal years 2015, 2016 and 2017. We expect that the required modifications to our healthcare plan and the incurrence of such fees will increase our cost of providing healthcare to our employees. There remains considerable uncertainty as to how significant the increase to the healthcare costs will be, including the effect of the plan modifications on the behavior of our employees as well as the potential for increased enrollment in our plans. Although uncertainty exists, we anticipate that our future operating results will continue to be further adversely impacted by increasing healthcare costs.

We are currently undertaking a company-wide initiative to update our customer relationship management systems. As of November 29, 2014, we have capitalized $39.7 million related to our CRM project (“Unity 20/20”). Although we do not currently anticipate deployment of this system during fiscal 2015, we continue to make investments in IT infrastructure, including headcount, to help support this and other technology initiatives. In addition, future years will be impacted by the eventual depreciation of our Unity 20/20 investment.

During fiscal 2014, there was an increase in the amount of new garments placed in service to meet the day-to-day needs of our existing wearer base. As we expect this trend to continue into fiscal 2015, we project that our fiscal 2015 merchandise amortization will be higher as a percentage of revenues compared to fiscal 2014.

A portion of our sales is derived from international markets, including Canada. Revenues denominated in currencies other than the U.S. dollar represented approximately 9.0% and 10.0% of total consolidated revenues for the first fiscal quarters of 2015 and 2014, respectively. The operating results of our international subsidiaries are translated into U.S. dollars and such results are affected by movements in foreign currencies relative to the U.S. dollar. In the first fiscal quarters of 2015 and 2014, foreign currency fluctuations negatively impacted our consolidated revenues by 0.7% and 0.4%, respectively. These impacts were primarily driven by unfavorable fluctuations in the Canadian dollar. Our operating results in future years could be negatively impacted by any further devaluation, as compared to the U.S. dollar, of the Canadian dollar or any of the currencies of the other countries in which we operate.

The current worldwide economic uncertainty may negatively impact our revenues and operating performance in fiscal 2015 and beyond due to the impact on spending plans and employment levels of our customers and sales prospects.

Thirteen weeks ended November 29, 2014 compared with thirteen weeks ended November 30, 2013

Revenues

	November 29,	November 30,	Dollar	Percent
(In thousands, except percentages)	2014	2013	Change	Change

Core Laundry Operations	$335,847	$312,006	$23,841	7.6%
Specialty Garments	22,476	24,443	(1,967)	-8.0
First Aid	12,038	10,255	1,783	17.4
Consolidated total	$370,361	$346,704	$23,657	6.8%

For the thirteen weeks ended November 29, 2014, our consolidated revenues increased by $23.7 million from the comparable period in fiscal 2014, or 6.8%. This increase was primarily due to a $23.8 million increase in revenues from our Core Laundry Operations. Core Laundry Operations’ revenues increased to $335.8 million for the thirteen weeks ended November 29, 2014 from $312.0 million for the comparable period of fiscal 2014, or 7.6%. Core Laundry Operations’ revenues grew 7.8% organically. Organic growth excludes the effect of acquisitions and a weaker Canadian dollar and consists primarily of new sales, price increases, and net changes in the wearer levels at our existing customers, offset by lost accounts. Organic growth in the first quarter of fiscal 2015 benefited from strong new account sales as well as certain annual price adjustments.

Specialty Garments’ revenues decreased to $22.5 million in the first fiscal quarter of 2015 from $24.4 million in the comparable period of fiscal 2014, a decrease of $2.0 million or 8.0%. This decrease was primarily the result of reduced power reactor business in the U.S and Canada. This segment’s results are often affected by the timing and length of its customers’ power reactor outages as well as its project-based activities. First Aid revenues increased to $12.0 million in the first quarter of 2015 from $10.3 million in the comparable period of fiscal 2014, an increase of $1.8 million or 17.4%. This increase was primarily due to strong new sales in both its van-based business, where it sells first aid cabinet services and other safety supplies, as well as its wholesale distribution and pill packaging operations.

Cost of Revenues

For the thirteen weeks ended November 29, 2014, cost of revenues decreased to 59.2% of revenues, or $219.4 million, from 60.0% of revenues, or $208.1 million, for the thirteen weeks ended November 30, 2013. The Core Laundry Operations strong revenue growth resulted in lower payroll, energy and merchandise costs as a percentage of revenues. These lower costs were partially offset by higher bad debt expense in the first fiscal quarter of 2015 compared to the comparable period of fiscal 2014.

Selling and Administrative Expense

For the thirteen weeks ended November 29, 2014, selling and administrative expenses increased to 19.5% of revenues, or $72.4 million, from 18.9% of revenues, or $65.6 million, for the thirteen weeks ended November 30, 2013. This increase as a percentage of revenues was primarily due to higher legal expense associated with the NECC litigation as well as costs related to the Company’s project to update its CRM system.

Depreciation and Amortization

Our depreciation and amortization expense was $18.0 million, or 4.9% of revenues, for the thirteen weeks ended November 29, 2014 compared to $17.3 million, or 5.0% of revenues, for the thirteen weeks ended November 30, 2013. The increase in depreciation and amortization expense was due to capital expenditure and acquisition activity in earlier periods.

Income from Operations

For the thirteen weeks ended November 29, 2014 and November 30, 2013, changes in our revenues and costs as discussed above resulted in the following changes in our income from operations:

	November 29,	November 30,	Dollar	Percent
(In thousands, except percentages)	2014	2013	Change	Change
Core Laundry Operations	$56,873	$52,372	$4,501	8.6%
Specialty Garments	2,268	2,759	(491)	-17.8
First Aid	1,448	509	939	184.6
Consolidated total	$60,589	$55,640	$4,949	8.9%

Other (Income) Expense

Other (income) expense, which includes interest expense, interest income and exchange rate loss (gain), was $0.2 million of income in the thirteen weeks ended November 29, 2014 compared to income of $0.7 million in the thirteen weeks ended November 30, 2013. This decrease was due to unfavorable foreign currency fluctuations which resulted in an exchange rate loss of approximately $0.4 million in the thirteen weeks ended November 29, 2014 compared to an exchange rate gain of $0.2 million in the comparable period of fiscal 2014.

Provision for Income Taxes

Our effective income tax rate was 38.5% for the thirteen weeks ended November 29, 2014, compared to 38.9% for the thirteen weeks ended November 30, 2013. This decrease was due to changes in estimated state tax rates which benefited the Company in the current quarter compared to the prior year’s comparable period.

Liquidity and Capital Resources

General

Cash and cash equivalents totaled $213.0 million as of November 29, 2014, an increase of $21.2 million from August 30, 2014 when the amount totaled $191.8 million. Our working capital was $426.7 million as of November 29, 2014 compared to $398.2 million as of August 30, 2014. In addition, we generated $52.8 million and $194.6 million in cash from operating activities in the thirteen weeks ended November 29, 2014 and the full fiscal year ended August 30, 2014, respectively. We have accumulated $62.5 million in cash outside the United States that is expected to be invested indefinitely in our foreign subsidiaries. If these funds were distributed to the U.S. in the form of dividends, we would likely be subject to additional U.S. income taxes. However, we do not believe than any resulting taxes payable would have a material impact on our liquidity. We believe that our current cash and cash equivalent balances, our cash generated from future operations and amounts available under our Credit Agreement (defined below) will be sufficient to meet our current anticipated working capital and capital expenditure requirements for at least the next 12 months.

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

Cash Provided by Operating Activities

Cash provided by operating activities for the thirteen weeks ended November 29, 2014 was $52.8 million, a decrease of $15.8 million from the comparable period in the prior year when cash provided by operating activities was $68.6 million. This net decrease was primarily driven by the following factors:

●	A decrease in cash flows of $19.8 million generated by changes in working capital primarily due to the timing of our vendor payments as well as the changes in our inventories and receivables;
●	An increase in cash flows of $4.0 million generated from higher net income, adjusted for non-cash items.

Cash Used in Investing Activities

Cash used in investing activities for the thirteen weeks ended November 29, 2014 was $28.2 million, an increase of $5.2 million from the comparable period in the prior year when cash used in investing activities was $23.0 million. The net increase in cash used in investing activities was primarily driven by an increase in cash outflows of $10.4 million for the acquisition of businesses as well as a decrease in cash outflows of $5.3 million for capital expenditures during the thirteen weeks ended November 29, 2014 compared to the same period in the prior year.

Cash (Used in) Provided by Financing Activities

Cash used in financing activities for the thirteen weeks ended November 29, 2014 was $0.5 million, a decrease of $100.4 million from the comparable period in the prior year when cash used in financing activities was $100.9 million. This change was due to a decrease in net cash outflow related to loans payable and long-term debt, which was primarily attributable to the repayment of $100.0 million of Floating Rate Notes (defined below) that came due in September 2013 from our cash reserves.

Long-Term Debt and Borrowing Capacity

On May 5, 2011, we entered into a $250.0 million unsecured revolving credit agreement (the “Credit Agreement”) with a syndicate of banks, which matures on May 4, 2016. Under the Credit Agreement, we are able to borrow funds at variable interest rates based on, at our election, the Eurodollar rate or a base rate, plus in each case a spread based on our consolidated funded debt ratio. Availability of credit requires compliance with certain financial and other covenants, including a maximum consolidated funded debt ratio and minimum consolidated interest coverage ratio as defined in the Credit Agreement. We test our compliance with these financial covenants on a fiscal quarterly basis. At November 29, 2014, the interest rates applicable to our borrowings under the Credit Agreement would be calculated as LIBOR plus 75 basis points at the time of the respective borrowing. As of November 29, 2014, we had no outstanding borrowings, letters of credit amounting to $53.2 million and $196.8 million available for borrowing under the Credit Agreement.

On September 14, 2006, we issued $100.0 million of floating rates notes (“Floating Rate Notes”) pursuant to a Note Purchase Agreement, which bore interest at LIBOR plus 50 basis points. On September 14, 2013, the Floating Rate Notes matured and were repaid in full from our cash reserves.

As of November 29, 2014, we were in compliance with all covenants under the Credit Agreement.

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

We have accrued certain costs related to the sites described above as it has been determined that the costs are probable and can be reasonably estimated. We have potential exposure related to a parcel of land (the “Central Area”) related to the Woburn, Massachusetts site discussed above. Currently, the consent decree for the Woburn site does not define or require any remediation work in the Central Area. The United States Environmental Protection Agency (the “EPA”) has provided us and other signatories to the consent decree with comments on the design and implementation of groundwater and soil remedies at the Woburn site and investigation of environmental conditions in the Central Area. We, and other signatories, have implemented and proposed to do additional work at the Woburn site but many of the EPA’s comments remain to be resolved. We have accrued costs to perform certain work responsive to EPA’s comments. We are also in discussions with EPA concerning its invoices for oversight costs with respect to the Woburn site and the Central Area. We have implemented mitigation measures and continue to monitor environmental conditions at the Somerville, Massachusetts site. We also expect that, in the future, we may receive demands or claims for increased costs allegedly incurred in connection with the planned construction of a transit station in the area of the Somerville site.

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

There is usually a range of reasonable estimates of the costs associated with each site. In accordance with US GAAP, our accruals represent the amount within the range that we believe is the best estimate or the low end of a range of estimates if no point within the range is a better estimate. When we believe that both the amount of a particular liability and the timing of the payments are reliably determinable, we adjust the cost in current dollars using a rate of 3% for inflation until the time of expected payment and discount the cost to present value using current risk-free interest rates. As of November 29, 2014, the risk-free interest rates we utilized ranged from 2.2% to 2.9%.

For environmental liabilities that have been discounted, we include interest accretion, based on the effective interest method, in selling and administrative expenses on the Consolidated Statements of Income. The changes to the amounts of our environmental liabilities for the thirteen weeks ended November 29, 2014 are as follows (in thousands):

November 29, 2014
Beginning balance as of August 30, 2014	$19,846
Payments made for which reserves had been provided	(460)
Insurance proceeds received	48
Interest accretion	151
Change in discount rates	382

Balance as of November 29, 2014	$19,967

Anticipated payments and insurance proceeds relating to currently identified environmental remediation liabilities as of November 29, 2014, for the next five fiscal years and thereafter, as measured in current dollars, are reflected below.

(In thousands)	2015	2016	2017	2018	2019	Thereafter	Total
Estimated costs – current dollars	$4,758	$1,915	$1,663	$745	$863	$12,407	$22,351

Estimated insurance proceeds	(124)	(159)	(173)	(159)	(173)	(1,430)	(2,218)

Net anticipated costs	$4,634	$1,756	$1,490	$586	$690	$10,977	$20,133

Effect of inflation							7,226
Effect of discounting							(7,392)

Balance as of November 29, 2014							$19,967

Estimated insurance proceeds are primarily received from an annuity received as part of our legal settlement with an insurance company. Annual proceeds of approximately $0.3 million are deposited into an escrow account which funds remediation and monitoring costs for three sites related to our former operations in Williamstown, Vermont. Annual proceeds received but not expended in the current year accumulate in this account and may be used in future years for costs related to this site through the year 2027. As of November 29, 2014, the balance in this escrow account, which is held in a trust and is not recorded in our Consolidated Balance Sheet, was approximately $2.9 million. Also included in estimated insurance proceeds are amounts we are entitled to receive pursuant to legal settlements as reimbursements from three insurance companies for estimated costs at the site in Uvalde, Texas.

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

On November 5, 2013, a Master Complaint was filed in the NECC MDL proceeding naming us as one of numerous defendants in the matter. Individual plaintiffs were able to piggy-back on the Master Complaint by filing a Short Form Complaint to initiate legal actions against one or more of the defendants named in the Master Complaint. As of January 5, 2015, we have either received demand letters from or been named as a defendant in suits relating to approximately 665 patients who allegedly received the tainted drug from NECC. We have notified our insurers of these claims and they have issued reservation of rights letters with respect to coverage of these claims. We are continuing discussions with our insurers concerning coverage matters. In early October 2014, we, together with our insurers, engaged in a mediation with the PSC in an attempt to settle these suits. The parties were unable to reach a settlement in this mediation. Although settlement discussions have resumed, no assurances can be given that any settlement will be reached in this matter. At the present time, we believe that if we are able to reach a satisfactory settlement in this matter, our insurance coverage with respect to these claims should be sufficient. However, if we do not reach a satisfactory settlement and are found to be liable with respect to claims brought against us relating to NECC that are not covered by our insurance or exceed such insurance coverage, we may incur liabilities that are material to our financial condition and operating results. On December 3, 2014, NECC’s Chapter 11 Trustee (“Chapter 11 Trustee”) and the Official Committee of Unsecured Creditors proposed a Chapter 11 Plan (“Plan”) for NECC. The Chapter 11 Trustee publicly announced that the Plan currently includes proposed settlements from affiliates and third-parties totaling approximately $135 million. On December 16, 2014, the United States indicted 14 owners, managers, employees and affiliates of NECC, alleging a number of crimes, including second-degree murder and racketeering. While we are unable to ascertain the ultimate outcome of this matter, based on the information currently available, we believe that a loss with respect to this matter is neither probable nor remote. Given the uncertainty regarding the possibility of any settlement occurring, and the uncertainty associated with any other resolution of these suits, we are unable to reasonably assess an estimate or range of estimates of any potential losses.

Off-Balance Sheet Arrangements

As of November 29, 2014, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Securities and Exchange Commission Regulation S-K.

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

Contractual Obligations and Other Commercial Commitments

As of November 29, 2014, there were no material changes in our contractual obligations that were disclosed in our Annual Report on Form 10-K for the year ended August 30, 2014.

Recent Accounting Pronouncements

In July 2013, the FASB issued updated accounting guidance on the presentation of unrecognized tax benefits. This update provides that an entity’s unrecognized tax benefits, or a portion of its unrecognized tax benefits, should be presented in its financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, with one exception. That exception states that, to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position, or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This guidance was effective for annual reporting periods, and any interim periods within those annual periods, that begin after December 15, 2013 and was to be applied prospectively, with early adoption permitted. We adopted this guidance on August 31, 2014 and the adoption did not have a material impact on our financial statements.

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

In August 2014, the FASB issued accounting guidance about an entity’s ability to continue as a going concern. This update defines management’s responsibility to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. This guidance is effective for annual periods ending after December 15, 2016, with early adoption permitted. We do not expect adoption of this guidance will have a material impact on our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

We have determined that all of our foreign subsidiaries operate primarily in local currencies that represent the functional currencies of such subsidiaries. All assets and liabilities of our foreign subsidiaries are translated into U.S. dollars using the exchange rate prevailing at the balance sheet date. The effect of exchange rate fluctuations on the translation of assets and liabilities are recorded as a component of shareholders’ equity. Revenues and expenses are translated at the average exchange rates in effect during each month of the fiscal year. As such, our financial condition and operating results are affected by fluctuations in the value of the U.S. dollar as compared to currencies in foreign countries. Revenues denominated in currencies other than the U.S. dollar represented approximately 9.0% of total consolidated revenues for the thirteen weeks ended November 29, 2014, and total assets denominated in currencies other than the U.S. dollar represented approximately 10.3% and 11.0% of total consolidated assets at November 29, 2014 and August 30, 2014, respectively. If exchange rates had increased or decreased by 10% from the actual rates in effect during the thirteen weeks ended and as of November 29, 2014, our revenues and assets for the thirteen weeks ended and as of November 29, 2014 would have increased or decreased by approximately $3.3 million and $15.0 million, respectively.

We do not operate a hedging program to mitigate the effect of a significant change in the value of our foreign subsidiaries functional currencies, which include the Canadian Dollar, Euro, British Pound, Mexican Peso and Nicaraguan Cordova, as compared to the U.S. dollar. Any losses or gains resulting from foreign currency transactions, including exchange rate fluctuations on intercompany accounts, are reported as transaction losses (gains) in our other (income) expense. The intercompany payables and receivables are denominated in Canadian Dollars, Euros, British Pounds, Mexican Pesos and Nicaraguan Cordova. During the thirteen weeks ended November 29, 2014, transaction losses included in other (income) expense were approximately $0.4 million. If the exchange rates had changed by 10% during the thirteen weeks ended November 29, 2014, we would have recognized transaction gains or losses of approximately $0.9 million.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended November 29, 2014 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

To our knowledge, except as set forth below under this “Item 1A. Risk Factors,” there have been no material changes in the risk factors described in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended August 30, 2014. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended August 30, 2014, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

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

On November 5, 2013, a Master Complaint was filed in the NECC MDL proceeding naming us as one of numerous defendants in the matter. Individual plaintiffs were able to piggy-back on the Master Complaint by filing a Short Form Complaint to initiate legal actions against one or more of the defendants named in the Master Complaint. As of January 5, 2015, we have either received demand letters from or been named as a defendant in suits relating to approximately 665 patients who allegedly received the tainted drug from NECC. We have notified our insurers of these claims and they have issued reservation of rights letters with respect to coverage of these claims. We are continuing discussions with our insurers concerning coverage matters. In early October 2014, we, together with our insurers, engaged in a mediation with the PSC in an attempt to settle these suits. The parties were unable to reach a settlement in this mediation. Although settlement discussions have resumed, no assurances can be given that any settlement will be reached in this matter. At the present time, we believe that if we are able to reach a satisfactory settlement in this matter, our insurance coverage with respect to these claims should be sufficient. However, if we do not reach a satisfactory settlement and are found to be liable with respect to claims brought against us relating to NECC that are not covered by our insurance or exceed such insurance coverage, we may incur liabilities that are material to our financial condition and operating results. On December 3, 2014, NECC’s Chapter 11 Trustee (“Chapter 11 Trustee”) and the Official Committee of Unsecured Creditors proposed a Chapter 11 Plan (“Plan”) for NECC. The Chapter 11 Trustee publicly announced that the Plan currently includes proposed settlements from affiliates and third-parties totaling approximately $135 million. On December 16, 2014, the United States indicted 14 owners, managers, employees and affiliates of NECC, alleging a number of crimes, including second-degree murder and racketeering. While we are unable to ascertain the ultimate outcome of this matter, based on the information currently available, we believe that a loss with respect to this matter is neither probable nor remote. Given the uncertainty regarding the possibility of any settlement occurring, and the uncertainty associated with any other resolution of these suits, we are unable to reasonably assess an estimate or range of estimates of any potential losses.

As a result of our significant presence in energy producing regions, we expect that if energy prices remain depressed our financial results will be negatively impacted.

We have a substantial number of plants and conduct a significant portion of our business in energy dependent markets in the U.S and Canada. The price of oil has declined dramatically over the past several months. If the price remains depressed, it is likely that our customers in the oil industry will curtail their level of operations. This contraction will negatively impact our garment and merchandise rental revenues from them. Moreover, many of the garments utilized in the oil industry are flame resistant, which are more expensive than most of our other workwear. In addition, a decline in the oil industry will also likely adversely affect our customers in businesses which service or supply the oil industry as well as our customers in unrelated businesses located in areas which have benefited from the economic expansion generated by the robust growth driven by the higher oil prices. While we benefit from lower costs of the gasoline used to fuel our vehicles, we believe that these benefits would be outweighed by the revenues and profits we may lose as a result of cutbacks by our oil and related customers. As a result, we believe that a prolonged period of relatively low price of oil will adversely affect our results of operations.

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

101 The following materials from UniFirst Corporation’s Quarterly Report on Form 10-Q for the quarter ended November 29, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UniFirst Corporation

January 8, 2015	By:	/s/ Ronald D. Croatti Ronald D. Croatti President and Chief Executive Officer

January 8, 2015	By:	/s/ Steven S. Sintros Steven S. Sintros Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

*	31.1 Rule 13a-14(a)/15d-14(a) Certification of Ronald D. Croatti

*	31.2 Rule 13a-14(a)/15d-14(a) Certification of Steven S. Sintros

**	32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**	32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 The following materials from UniFirst Corporation’s Quarterly Report on Form 10-Q for the quarter ended November 29, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

*	Filed herewith

**	Furnished herewith