Form 10-Q
period 2015-02-28
UNIFIRST CORP
filed 2015-04-09
CIK 717954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2015

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

Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑              Accelerated filer ☐              Smaller Reporting Company ☐              Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The number of outstanding shares of UniFirst Corporation Common Stock and Class B Common Stock at April 3, 2015 were 15,276,584 and 4,859,519, respectively.

UniFirst Corporation

Quarterly Report on Form 10-Q

For the Quarter ended February 28, 2015

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UniFirst Corporation and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
	February 28,	March 1,	February 28,	March 1,
(In thousands, except per share data)	2015	2014	2015	2014

Revenues	$361,462	$343,967	$731,823	$690,671

Operating expenses:
Cost of revenues (1)	223,874	215,560	443,227	423,697
Selling and administrative expenses (1)	77,245	69,853	149,627	135,482
Depreciation and amortization	18,792	17,830	36,829	35,128
Total operating expenses	319,911	303,243	629,683	594,307

Income from operations	41,551	40,724	102,140	96,364

Other (income) expense:
Interest expense	239	216	427	424
Interest income	(944)	(877)	(1,748)	(1,642)
Foreign exchange loss	880	161	1,251	2
Total other (income) expense	175	(500)	(70)	(1,216)

Income before income taxes	41,376	41,224	102,210	97,580
Provision for income taxes	15,930	15,577	39,351	37,471

Net income	$25,446	$25,647	$62,859	$60,109

Income per share – Basic:
Common Stock	$1.33	$1.34	$3.29	$3.15
Class B Common Stock	$1.06	$1.08	$2.63	$2.52

Income per share – Diluted:
Common Stock	$1.26	$1.27	$3.11	$2.98

Income allocated to – Basic:
Common Stock	$20,182	$20,267	$49,834	$47,479
Class B Common Stock	$5,041	$5,041	$12,472	$11,836

Income allocated to – Diluted:
Common Stock	$25,235	$25,326	$62,335	$59,357

Weighted average number of shares outstanding – Basic:
Common Stock	15,185	15,077	15,156	15,053
Class B Common Stock	4,741	4,687	4,741	4,690

Weighted average number of shares outstanding – Diluted:
Common Stock	20,065	19,924	20,028	19,897

Dividends per share:
Common Stock	$0.0375	$0.0375	$0.0750	$0.0750
Class B Common Stock	$0.0300	$0.0300	$0.0600	$0.0600

(1) Exclusive of depreciation on the Company’s property, plant and equipment and amortization of its intangible assets.

The accompanying notes are an integral part of these

Consolidated Financial Statements.

UniFirst Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
	February 28,	March 1,	February 28,	March 1,
(In thousands)	2015	2014	2015	2014

Net Income	$25,446	$25,647	$62,859	$60,109

Other comprehensive (loss) income:
Foreign currency translation adjustments	(10,569)	(4,207)	(16,892)	(4,415)
Pension benefit liabilities, net of income taxes	—	—	(1,266)	—
Change in fair value of derivatives, net of income taxes	(644)	—	(644)	—

Other comprehensive (loss) income	(11,213)	(4,207)	(18,802)	(4,415)

Comprehensive income	$14,233	$21,440	$44,057	$55,694

The accompanying notes are an integral part of these

Consolidated Financial Statements.

UniFirst Corporation and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

(In thousands, except share data)	February 28, 2015	August 30, 2014(a)
Assets
Current Assets:
Cash and cash equivalents	$231,461	$191,769
Receivables, less reserves of $7,997 and $5,114, respectively	159,102	152,523
Inventories	84,817	78,858
Rental merchandise in service	144,839	146,449
Prepaid and deferred income taxes	3,188	13,342
Prepaid expenses and other current assets	15,979	6,349

Total current assets	639,386	589,290

Property, plant and equipment:
Land, buildings and leasehold improvements	397,004	393,584
Machinery and equipment	529,849	512,842
Motor vehicles	171,049	166,573

Total property, plant and equipment	1,097,902	1,072,999
Less -- accumulated depreciation	602,732	586,717

Total property, plant and equipment, net	495,170	486,282

Goodwill	310,909	303,648
Customer contracts, net	40,124	40,210
Other intangible assets, net	1,325	1,267
Deferred income taxes	1,235	1,403
Other assets	2,418	2,061
Total assets	$1,490,567	$1,424,161

Liabilities and shareholders' equity
Current liabilities:
Loans payable and current maturities of long-term debt	$5,637	$7,704
Accounts payable	57,241	59,177
Accrued liabilities	107,847	100,818
Accrued and deferred income taxes	22,964	23,342

Total current liabilities	193,689	191,041

Long-term liabilities:
Long-term debt, net of current maturities	—	155
Accrued liabilities	56,899	50,235
Accrued and deferred income taxes	54,516	48,271

Total long-term liabilities	111,415	98,661

Commitments and contingencies (Note 10)
Shareholders' equity:
Preferred stock, $1.00 par value; 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $0.10 par value; 30,000,000 shares authorized; 15,275,679 and 15,189,947 issued and outstanding as of February 28, 2015 and August 30, 2014, respectively	1,528	1,519
Class B Common Stock, $0.10 par value; 20,000,000 shares authorized; 4,859,519 and 4,860,519 issued and outstanding as of February 28, 2015 and August 30, 2014, respectively	486	486
Capital surplus	67,788	59,415
Retained earnings	1,136,996	1,075,572
Accumulated other comprehensive (loss) income	(21,335)	(2,533)

Total shareholders' equity	1,185,463	1,134,459

Total liabilities and shareholders’ equity	$1,490,567	$1,424,161

(a) Derived from audited financial statements

 The accompanying notes are an integral part of these

Consolidated Financial Statements.

UniFirst Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

Twenty-six weeks ended (In thousands)	February 28, 2015	March 1, 2014
Cash flows from operating activities:
Net income	$62,859	$60,109
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	32,495	30,465
Amortization of intangible assets	4,334	4,663
Amortization of deferred financing costs	104	104
Share-based compensation	3,369	3,388
Accretion on environmental contingencies	302	358
Accretion on asset retirement obligations	316	362
Deferred income taxes	7,040	(190)
Changes in assets and liabilities, net of acquisitions:
Receivables	(11,048)	(9,545)
Inventories	(6,578)	5,173
Rental merchandise in service	718	(4,960)
Prepaid expenses and other current assets	(7,187)	(1,504)
Accounts payable	(1,384)	4,340
Accrued liabilities	11,605	6,248
Prepaid and accrued income taxes	10,092	10,094
Net cash provided by operating activities	107,037	109,105

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(15,086)	(681)
Capital expenditures	(45,542)	(44,087)
Other	(202)	401
Net cash used in investing activities	(60,830)	(44,367)

Cash flows from financing activities:
Proceeds from loans payable and long-term debt	4,937	4,927
Payments on loans payable and long-term debt	(6,887)	(107,620)
Proceeds from exercise of Common Stock options, including excess tax benefits	4,975	2,005
Payment of cash dividends	(1,433)	(1,428)
Net cash provided by (used in) financing activities	1,592	(102,116)

Effect of exchange rate changes on cash	(8,107)	(2,859)

Net increase (decrease) in cash and cash equivalents	39,692	(40,237)
Cash and cash equivalents at beginning of period	191,769	197,479

Cash and cash equivalents at end of period	$231,461	$157,242

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

In February 2015, the FASB issued updated accounting guidance on consolidation requirements. This update changes the guidance with respect to the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. This guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015, with early adoption permitted. The Company does not expect adoption of this guidance will have a material impact on its financial statements.

3. Business Acquisitions

During the twenty-six weeks ended February 28, 2015, the Company completed three business acquisitions with an aggregate purchase price of approximately $15.1 million. The results of operations of these acquisitions have been included in the Company’s consolidated financial results since their respective acquisition dates. These acquisitions were not significant in relation to the Company’s consolidated financial results and, therefore, pro forma financial information has not been presented.

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

All financial assets or liabilities that are measured at fair value on a recurring basis (at least annually) have been segregated into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date.  The assets or liabilities measured at fair value on a recurring basis are summarized in the tables below (in thousands):

	As of February 28, 2015
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents	$43,463	$—	$—	$43,463
Pension plan assets	—	4,926	—	4,926
Total assets at fair value	$43,463	$4,926	$—	$48,389

Liabilities:
Foreign currency forward contracts	$—	$649	$—	$649
Total liabilities at fair value	$—	$649	$—	$649

	As of August 30, 2014
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents	$47,552	$—	$—	$47,552
Pension plan assets	—	5,008	—	5,008
Total assets at fair value	$47,552	$5,008	$—	$52,560

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

The Company’s foreign currency forward contracts represent contracts the Company has entered into to exchange Canadian dollars for U.S. dollars at fixed exchange rates in order to manage its exposure related to certain forecasted Canadian dollar denominated sales of one of its subsidiaries. These contracts were included in current accrued liabilities as of February 28, 2015. The fair value of the forward contracts is based on similar exchange traded derivatives and are, therefore, included within Level 2 of the fair value hierarchy.

5. Derivative Instruments and Hedging Activities

The Company uses derivative financial instruments to mitigate its exposure to fluctuations in foreign currencies on certain forecasted transactions denominated in foreign currencies. US GAAP requires that all our derivative instruments be recorded on the balance sheet at fair value. All subsequent changes in a derivative’s fair value are recognized in income, unless specific hedge accounting criteria are met.

Derivative instruments that qualify for hedge accounting are classified as a hedge of the variability of cash flows to be received or paid related to a recognized asset, liability or forecasted transaction. Changes in the fair value of a derivative that is highly effective and designated as a cash flow hedge are recognized in accumulated other comprehensive income (loss) until the hedged item or forecasted transaction is recognized in earnings. We perform an assessment at the inception of the hedge and on a quarterly basis thereafter, to determine whether our derivatives are highly effective in offsetting changes in the value of the hedged items. Any changes in the fair value resulting from hedge ineffectiveness are immediately recognized as income or expense.

In January 2015, the Company entered into sixteen forward contracts to exchange Canadian dollars (“CAD”) for U.S. dollars at fixed exchange rates in order to manage its exposure related to certain forecasted CAD denominated sales of one of its subsidiaries. The hedged transactions are specified as the first amount of CAD denominated revenues invoiced by one of the Company’s domestic subsidiaries each fiscal quarter, beginning in the third fiscal quarter of 2015 and continuing through the second fiscal quarter of 2019. In total, the Company will sell approximately 31.0 million CAD at an average Canadian-dollar exchange rate of 0.7825 over these quarterly periods. The Company concluded that the forward contracts met the criteria to qualify as a cash flow hedge under US GAAP. Accordingly, the Company has reflected all changes in the fair value of the forward contracts in accumulated other comprehensive income (loss), a component of shareholders’ equity. Once the underlying forecasted transaction affects earnings, the gain or loss on the foreign exchange forward contract will be recorded as an adjustment to revenues.

As of February 28, 2015, the Company had forward contracts with a notional value of approximately 31.0 million CAD outstanding and recorded the fair value of the contracts of $0.6 million in current accrued liabilities and a corresponding loss of $0.6 million in accumulated other comprehensive income (loss), which was net of the associated tax benefit. The $0.6 million loss deferred in accumulated other comprehensive income (loss) as of February 28, 2015 is expected to be reclassified to revenues prior to its maturity on February 22, 2019.

6. Employee Benefit Plans

Defined Contribution Retirement Savings Plan

The Company has a defined contribution retirement savings plan with a 401(k) feature for all eligible employees not under collective bargaining agreements. The Company matches a portion of the employee’s contribution and may make an additional contribution at its discretion. Contributions charged to expense under the plan for the thirteen weeks ended February 28, 2015 and March 1, 2014 were $3.8 million and $4.1 million, respectively. Contributions charged to expense under the plan for the twenty-six weeks ended February 28, 2015 and March 1, 2014 were $7.9 million and $8.2 million, respectively.

Pension Plans and Supplemental Executive Retirement Plans

The Company maintains an unfunded Supplemental Executive Retirement Plan for certain eligible employees of the Company, a non-contributory defined benefit pension plan covering union employees at one of its locations, and a frozen pension plan the Company assumed in connection with its acquisition of Textilease Corporation in fiscal 2004. The amounts charged to expense related to these plans for the thirteen weeks ended February 28, 2015 and March 1, 2014 were $0.9 million and $0.6 million, respectively. The amounts charged to expense related to these plans for the twenty-six weeks ended February 28, 2015 and March 1, 2014 were $1.7 million and $1.2 million, respectively.

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

	Thirteen weeks ended		Twenty-six weeks ended
	February 28,	March 1,	February 28,	March 1,
	2015	2014	2015	2014

Net income	$25,446	$25,647	$62,859	$60,109

Allocation of net income for Basic:
Common Stock	$20,182	$20,267	$49,834	$47,479
Class B Common Stock	5,041	5,041	12,472	11,836
Unvested participating shares	223	339	553	794
	$25,446	$25,647	$62,859	$60,109

Weighted average number of shares for Basic:
Common Stock	15,185	15,077	15,156	15,053
Class B Common Stock	4,741	4,687	4,741	4,690
Unvested participating shares	192	288	192	288
	20,118	20,052	20,089	20,031

Earnings per share for Basic:
Common Stock	$1.33	$1.34	$3.29	$3.15
Class B Common Stock	$1.06	$1.08	$2.63	$2.52

The Company is required to calculate diluted EPS for Common Stock using the more dilutive of the following two methods:

•	The treasury stock method; or

•	The two-class method assuming a participating security is not exercised or converted.

For the thirteen and twenty-six weeks ended February 28, 2015, the Company’s diluted EPS assumes the conversion of all vested Class B Common Stock into Common Stock and uses the two-class method for its unvested participating shares as it was the more dilutive of the two methods. The following table sets forth the computation of diluted earnings per share of Common Stock for the thirteen and twenty-six weeks ended February 28, 2015 as follows (in thousands, except per share data):

	Thirteen weeks			Twenty-six weeks
	ended February 28, 2015			ended February 28, 2015
	Earnings			Earnings
	to Common	Common		to Common	Common
	Shareholders	Shares	EPS	Shareholders	Shares	EPS

As reported - Basic	$20,182	15,185	$1.33	$49,834	15,156	$3.29

Add: effect of dilutive potential common shares
Share-based awards	—	139		—	131
Class B Common Stock	5,041	4,741		12,472	4,741

Add: Undistributed earnings allocated to unvested participating shares	217	—		540	—

Less: Undistributed earnings reallocated to unvested participating shares	(205)	—		(511)	—

Diluted EPS – Common Stock	$25,235	20,065	$1.26	$62,335	20,028	$3.11

Share-based awards that would result in the issuance of 25,901 shares of Common Stock were excluded from the calculation of diluted earnings per share for the thirteen weeks ended February 28, 2015 because they were anti-dilutive. Share-based awards that would result in the issuance of 11,903 shares of Common Stock were excluded from the calculation of diluted earnings per share for the twenty-six weeks ended February 28, 2015 because they were anti-dilutive.

For the thirteen and twenty-six weeks ended March 1, 2014, the Company’s diluted EPS assumes the conversion of all vested Class B Common Stock into Common Stock and uses the two-class method for its unvested participating shares as it was the more dilutive of the two methods. The following table sets forth the computation of diluted earnings per share of Common Stock for the thirteen and twenty-six weeks ended March 1, 2014 as follows (in thousands, except per share data):

	Thirteen weeks			Twenty-six weeks
	ended March 1, 2014			ended March 1, 2014
	Earnings			Earnings
	to Common	Common		to Common	Common
	Shareholders	Shares	EPS	Shareholders	Shares	EPS

As reported - Basic	$20,267	15,077	$1.34	$47,479	15,053	$3.15

Add: effect of dilutive potential common shares
Share-based awards	—	160		—	154
Class B Common Stock	5,041	4,687		11,836	4,690

Add: Undistributed earnings allocated to unvested participating shares	329	—		776	—

Less: Undistributed earnings reallocated to unvested participating shares	(311)	—		(734)	—

Diluted EPS – Common Stock	$25,326	19,924	$1.27	$59,357	19,897	$2.98

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

8. Inventories

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

The components of inventory as of February 28, 2015 and August 30, 2014 were as follows (in thousands):

	February 28, 2015	August 30, 2014
Raw materials	$20,671	$19,053
Work in process	3,019	3,759
Finished goods	61,127	56,046
Total inventories	$84,817	$78,858

9. Asset Retirement Obligations

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

A rollforward of the Company’s asset retirement liability is as follows (in thousands):

February 28, 2015
Beginning balance as of August 30, 2014	$11,675
Accretion expense	316
Effect of exchange rate changes	(480)
Ending balance as of February 28, 2015	$11,511

The Company’s asset retirement obligations are included in long-term accrued liabilities in the accompanying Consolidated Balance Sheet.

10. Commitments and Contingencies

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

The Company has accrued certain costs related to the sites described above as it has been determined that the costs are probable and can be reasonably estimated. The Company has potential exposure related to a parcel of land (the "Central Area") related to the Woburn, Massachusetts site discussed above. Currently, the consent decree for the Woburn site does not define or require any remediation work in the Central Area. The United States Environmental Protection Agency (the "EPA") has provided the Company and other signatories to the consent decree with comments on the design and implementation of groundwater and soil remedies at the Woburn site and investigation of environmental conditions in the Central Area. The Company, and other signatories, have implemented and proposed to do additional work at the Woburn site but many of the EPA’s comments remain to be resolved. The Company has accrued costs to perform certain work responsive to EPA's comments. The Company is also in discussions with EPA concerning its invoices for oversight costs with respect to the Woburn site and the Central Area. The Company has implemented mitigation measures and continues to monitor environmental conditions at the Somerville, Massachusetts site. The Company increased its environmental contingency reserves by approximately $3.6 million during the second fiscal quarter of 2015 due primarily to additional costs it expects to incur associated with the construction of a planned municipal transit station in the area of its Somerville site.

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

There is usually a range of reasonable estimates of the costs associated with each site. In accordance with US GAAP, the Company’s accruals reflect the amount within the range that it believes is the best estimate or the low end of a range of estimates if no point within the range is a better estimate. Where it believes that both the amount of a particular liability and the timing of the payments are reliably determinable, the Company adjusts the cost in current dollars using a rate of 3% for inflation until the time of expected payment and discounts the cost to present value using current risk-free interest rates. As of February 28, 2015, the risk-free interest rates utilized by the Company ranged from 2.0% to 2.6%.

For environmental liabilities that have been discounted, the Company includes interest accretion, based on the effective interest method, in selling and administrative expenses on the Consolidated Statements of Income. The changes to the Company’s environmental liabilities for the twenty-six weeks ended February 28, 2015 are as follows (in thousands):

February 28, 2015
Beginning balance as of August 30, 2014	$19,846
Payments made for which reserves had been provided	(1,683)
Insurance proceeds received	65
Interest accretion	302
Revision in estimates	3,025
Change in discount rates	946

Balance as of February 28, 2015	$22,501

Anticipated payments and insurance proceeds of currently identified environmental remediation liabilities as of February 28, 2015, for the next five fiscal years and thereafter, as measured in current dollars, are reflected below.

(In thousands)	2015	2016	2017	2018	2019	Thereafter	Total
Estimated costs – current dollars	$3,536	$4,940	$1,663	$745	$863	$12,406	$24,153

Estimated insurance proceeds	(107)	(159)	(173)	(159)	(173)	(1,430)	(2,201)

Net anticipated costs	$3,429	$4,781	$1,490	$586	$690	$10,976	$21,952

Effect of inflation							7,377
Effect of discounting							(6,828)

Balance as of February 28, 2015							$22,501

Estimated insurance proceeds are primarily received from an annuity received as part of a legal settlement with an insurance company. Annual proceeds of approximately $0.3 million are deposited into an escrow account which funds remediation and monitoring costs for three sites related to former operations in Williamstown, Vermont. Annual proceeds received but not expended in the current year accumulate in this account and may be used in future years for costs related to this site through the year 2027. As of February 28, 2015, the balance in this escrow account, which is held in a trust and is not recorded in the Company’s accompanying Consolidated Balance Sheet, was approximately $2.9 million. Also included in estimated insurance proceeds are amounts the Company is entitled to receive pursuant to legal settlements as reimbursements from three insurance companies for estimated costs at the site in Uvalde, Texas.

The Company’s nuclear garment decontamination facilities are licensed by the Nuclear Regulatory Commission (“NRC”), or, in certain cases, by the applicable state agency, and are subject to regulation by federal, state and local authorities. There can be no assurance that such regulation will not lead to material disruptions in the Company’s garment decontamination business.

From time to time, the Company is also subject to legal proceedings and claims arising from the conduct of its business operations, including personal injury claims, customer contract matters, employment claims and environmental matters as described above. During the thirteen weeks ended February 28, 2015, the Company recorded higher legal expenses and reserves related to miscellaneous legal matters, including NECC, which were largely offset by the recording of the expected insurance recovery of defense costs associated with the NECC matter.

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

NECC is in bankruptcy and on December 3, 2014 its Chapter 11 Trustee (the “Chapter 11 Trustee”) proposed a Chapter 11 Plan for NECC (the “Plan”).  On December 16, 2014, the United States indicted 14 former owners, managers, employees and affiliates of NECC, alleging a number of crimes, including second-degree murder and racketeering.

On February 23, 2015, the Company entered into a Settlement and Release Agreement with the Chapter 11 Trustee and the Company’s insurers, which is supported by the PSC and the creditors’ committee (the “Settlement Agreement”).  Pursuant to the Settlement Agreement, the Company’s insurers will pay the full settlement amount of $30.5 million to the Chapter 11 Trustee for the benefit of creditors and other parties under the Plan.  The Settlement Agreement provides that the Company will receive the benefit of the releases and injunction set forth in the Plan, which bar all persons from asserting any claims against the Company relating to the NECC matter.  The effectiveness of the Settlement Agreement is conditioned on the bankruptcy court’s issuance of a confirmation order confirming the Plan on terms that do not adversely change the terms or scope of the releases and injunction set forth in the Plan. In addition, $30 million of the settlement amount will be held in escrow pending the exhaustion of all appeals that may be taken with respect to such confirmation order.  Upon the exhaustion of all such appeals, if a court has not adversely changed the terms or scope of the releases and injunction set forth in the Plan, then this settlement amount will be released from escrow and the settlement will be final.

If either the bankruptcy court’s confirmation order or any resulting appeal adversely affects the releases or injunction as provided for in the Plan, then we or our insurers may terminate the Settlement Agreement, in which case the litigation would resume. If the litigation were to resume based on the information currently available, the Company believes that a loss with respect to this matter would be neither probable nor remote and the Company is unable to reasonably assess an estimate or range of estimates of any potential losses. However, if the Company is found to be liable with respect to litigation relating to NECC that is not covered by the Company’s insurance or exceeds such insurance coverage, the Company may incur liabilities that are material to its financial condition and operating results.

11. Income Taxes

The Company’s effective income tax rate was 38.5% for both the thirteen and twenty-six weeks ended February 28, 2015, as compared to 37.8% and 38.4% for the thirteen and twenty-six weeks ended March 1, 2014. The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense which is consistent with the recognition of these items in prior reporting periods. During the twenty-six weeks ended February 28, 2015, there were no material changes in the amount of unrecognized tax benefits or the amount accrued for interest and penalties.

U.S. and Canadian federal income tax statutes have lapsed for filings up to and including fiscal years 2010 and 2007, respectively, and the Company recently concluded an audit of U.S. federal income taxes for 2010 and 2011. With a few exceptions, the Company is no longer subject to state and local income tax examinations for periods prior to fiscal 2009. The Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change significantly in the next 12 months.

12. Long-Term Debt

On May 5, 2011, the Company entered into a $250.0 million unsecured revolving credit agreement (the “Credit Agreement”) with a syndicate of banks, which matures on May 4, 2016. Under the Credit Agreement, the Company is able to borrow funds at variable interest rates based on, at the Company’s election, the Eurodollar rate or a base rate, plus in each case a spread based on the Company’s consolidated funded debt ratio. Availability of credit requires compliance with certain financial and other covenants, including a maximum consolidated funded debt ratio and minimum consolidated interest coverage ratio as defined in the Credit Agreement. The Company tests its compliance with these financial covenants on a fiscal quarterly basis. At February 28, 2015, the interest rates applicable to the Company’s borrowings under the Credit Agreement would be calculated as LIBOR plus 75 basis points at the time of the respective borrowing. As of February 28, 2015, the Company had no outstanding borrowings, outstanding letters of credit amounting to $53.2 million and $196.8 million available for borrowing under the Credit Agreement.

On September 14, 2006, the Company issued $100.0 million of floating rates notes (“Floating Rate Notes”) pursuant to a Note Purchase Agreement, which bore interest at LIBOR plus 50 basis points. On September 14, 2013, the Floating Rate Notes matured and were repaid in full from the Company’s cash reserves.

As of February 28, 2015, the Company was in compliance with all covenants under the Credit Agreement.

13. Accumulated Other Comprehensive (Loss) Income

The changes in each component of accumulated other comprehensive (loss) income, net of tax, are as follows (in thousands):

	Foreign Currency Translation	Pension- related	Derivative Financial Instruments	Total Accumulated Other Comprehensive (Loss) Income
Balance as of August 30, 2014	$2,711	$(5,244)	$—	$(2,533)

Other comprehensive (loss) income before reclassification	(16,892)	(1,417)	(644)	(18,953)
Amounts reclassified from accumulated other comprehensive loss	—	151	—	151
Net current period other comprehensive (loss) income	(16,892)	(1,266)	(644)	(18,802)

Balance as of February 28, 2015	$(14,181)	$(6,510)	$(644)	$(21,335)

Amounts reclassified from accumulated other comprehensive income, net of tax, for the thirteen and twenty-six weeks ended February 28, 2015 and March 1, 2014 are as follows (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	February 28,	March 1,	February 28,		March 1,
	2015	2014	2015		2014

Pension benefit liabilities, net:

Actuarial losses	$—	$—	$151	(a)	$—
Total, net of tax	—	—	151		—

(a)	Amounts included in selling and administrative expenses in the accompanying Consolidated Statements of Income.

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

The Company refers to the US and Canadian Rental and Cleaning, MFG, and Corporate reporting segments combined as its “Core Laundry Operations,” which is included as a subtotal in the following tables (in thousands):

	US and
	Canadian					Subtotal
	Rental and		Net Interco			Core Laundry		Specialty
Thirteen weeks ended	Cleaning	MFG	MFG Elim	Corporate		Operations	Garments	First Aid	Total

February 28, 2015
Revenues	$327,950	$50,844	$(50,844)	$4,118		$332,068	$18,661	$10,733	$361,462

Income (loss) from operations	$51,691	$17,003	$(443)	$(27,327	)(a)	$40,924	$(435)	$1,062	$41,551

Interest (income) expense, net	$(901)	$—	$—	$196		$(705)	$—	$—	$(705)

Income (loss) before taxes	$52,605	$17,054	$(443)	$(27,654)		$41,562	$(1,248)	$1,062	$41,376

March 1, 2014
Revenues	$309,342	$42,101	$(42,101)	$3,839		$313,181	$20,406	$10,380	$343,967

Income (loss) from operations	$46,794	$14,299	$362	$(22,012)		$39,443	$312	$969	$40,724

Interest (income) expense, net	$(865)	$—	$—	$204		$(661)	$—	$—	$(661)

Income (loss) before taxes	$47,640	$14,270	$362	$(22,266)		$40,006	$249	$969	$41,224

Twenty-six weeks ended

February 28, 2015
Revenues	$658,851	$102,672	$(102,672)	$9,064		$667,915	$41,137	$22,771	$731,823

Income (loss) from operations	$114,990	$35,234	$(2,132)	$(50,295	)(a)	$97,797	$1,833	$2,510	$102,140

Interest (income) expense, net	$(1,671)	$—	$—	$350		$(1,321)	$—	$—	$(1,321)

Income (loss) before taxes	$116,689	$35,326	$(2,132)	$(50,901)		$98,982	$718	$2,510	$102,210

March 1, 2014
Revenues	$617,784	$86,334	$(86,334)	$7,403		$625,187	$44,849	$20,635	$690,671

Income (loss) from operations	$105,153	$29,873	$(902)	$(42,309)		$91,815	$3,071	$1,478	$96,364

Interest (income) expense, net	$(1,595)	$—	$—	$377		$(1,218)	$—	$—	$(1,218)

Income (loss) before taxes	$106,727	$29,763	$(902)	$(42,735)		$92,853	$3,249	$1,478	$97,580

(a)

The Company increased its environmental contingency reserves during its second fiscal quarter of 2015 by $3.6 million. This increase was due mainly to additional costs the Company expects to incur associated with the construction of a planned municipal transit station in the area of its Somerville site. To a lesser extent, the Company’s reserves also were increased due to the effect of lower interest rates on the discounting of its environmental liabilities.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR FOR FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and any documents incorporated by reference contain forward looking statements within the meaning of the federal securities laws. Forward looking statements contained in this Quarterly Report on Form 10-Q and any documents incorporated by reference are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Forward looking statements may be identified by words such as “estimates,” “anticipates,” “projects,” “plans,” “expects,” “intends,” “believes,” “seeks,” “could,” “should,” “may,” “will,” or the negative versions thereof, and similar expressions and by the context in which they are used. Such forward looking statements are based upon our current expectations and speak only as of the date made. Such statements are highly dependent upon a variety of risks, uncertainties and other important factors that could cause actual results to differ materially from those reflected in such forward looking statements. Such factors include, but are not limited to, uncertainties caused by the continuing adverse worldwide economic conditions, uncertainties regarding our ability to consummate and successfully integrate acquired businesses, uncertainties regarding any existing or newly-discovered expenses and liabilities related to environmental compliance and remediation, any adverse outcome of pending or future contingencies or claims, including suits related to the New England Compound Center matter, our ability to compete successfully without any significant degradation in our margin rates, seasonal and quarterly fluctuations in business levels, our ability to preserve positive labor relationships and avoid becoming the target of corporate labor unionization campaigns that could disrupt our business, the effect of currency fluctuations on our results of operations and financial condition, our dependence on third parties to supply us with raw materials, any loss of key management or other personnel, increased costs as a result of any future changes in federal or state laws, rules and regulations or governmental interpretation of such laws, rules and regulations, uncertainties regarding the price levels of natural gas, electricity, fuel and labor, the negative effect on our business from sharply depressed oil prices, the impact of the current worldwide economic malaise and other adverse economic conditions and the current tight credit markets on our customers and such customers’ workforces, the level and duration of workforce reductions by our customers, the continuing increase in domestic healthcare costs, including the ultimate impact of the Affordable Care Act, demand and prices for our products and services, rampant criminal activity and instability in Mexico where our principal garment manufacturing plants are located, our ability to properly and efficiently design, construct, implement and operate our new customer relationship management (“CRM”) computer system, interruptions or failures of our information technology systems, including as a result of cyber-attacks, additional professional and internal costs necessary for compliance with recent and proposed future changes in Securities and Exchange Commission, New York Stock Exchange and accounting rules, strikes and unemployment levels, our efforts to evaluate and potentially reduce internal costs, economic and other developments associated with the war on terrorism and its impact on the economy, general economic conditions and other factors described under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended August 30, 2014, under “Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q, and in our other filings with the Securities and Exchange Commission. We undertake no obligation to update any forward looking statements to reflect events or circumstances arising after the date on which such statements are made.

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

We continue to expand into additional geographic markets through acquisitions and organic growth. We currently service over 275,000 customer locations in the United States, Canada and Europe from over 225 customer service, distribution and manufacturing facilities.

As discussed and described in Note 14 to the Consolidated Financial Statements, we have five reporting segments: US and Canadian Rental and Cleaning, Manufacturing (“MFG”), Corporate, Specialty Garments Rental and Cleaning (“Specialty Garments”) and First Aid. We refer to the laundry locations of the US and Canadian Rental and Cleaning reporting segment as “industrial laundries” or “industrial laundry locations”, and to the US and Canadian Rental and Cleaning, MFG, and Corporate reporting segments combined as our “Core Laundry Operations.”

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

Results of Operations

The following table presents certain selected financial data, including the percentage of revenues represented by each item, for the thirteen and twenty-six weeks ended February 28, 2015 and the thirteen and twenty-six weeks ended March 1, 2014. Cost of revenues presented in the table below include the amortization of rental merchandise in service and merchandise costs related to direct sales as well as labor and other production, service and delivery costs, and distribution costs associated with operating our Core Laundry Operations, Specialty Garments facilities and First Aid locations. Selling and administrative costs include costs related to our sales and marketing functions as well as general and administrative costs associated with our corporate offices, non-operating environmental sites and operating locations including information systems, engineering, materials management, manufacturing planning, finance, budgeting, and human resources.

	Thirteen weeks ended					Twenty-six weeks ended
(In thousands, except percentages)	February 28, 2015	% of Rev.	March 1, 2014	% of Rev.	% Change	February 28, 2015	% of Rev.	March 1, 2014	% of Rev.	% Change

Revenues	$361,462	100.0%	$343,967	100.0%	5.1%	$731,823	100.0%	$690,671	100.0%	6.0%

Operating expenses:
Cost of revenues (1)	223,874	61.9	215,560	62.7	3.9	443,227	60.6	423,697	61.3	4.6
Selling and administrative expenses (1)	77,245	21.4	69,853	20.3	10.6	149,627	20.4	135,482	19.6	10.4
Depreciation and amortization	18,792	5.2	17,830	5.2	5.4	36,829	5.0	35,128	5.1	4.8
Total operating expenses	319,911	88.5	303,243	88.2	5.5	629,683	86.0	594,307	86.0	6.0

Income from operations	41,551	11.5	40,724	11.8	2.0	102,140	14.0	96,364	14.0	6.0

Other expense (income)	175	0.0	(500)	(0.1)	(135.0)	(70)	0.0	(1,216)	(0.2)	(94.2)

Income before income taxes	41,376	11.4	41,224	12.0	0.4	102,210	14.0	97,580	14.1	4.7
Provision for income taxes	15,930	4.4	15,577	4.5	2.3	39,351	5.4	37,471	5.4	5.0

Net income	$25,446	7.0%	$25,647	7.5%	(0.8)%	$62,859	8.6%	$60,109	8.7%	4.6%

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

Cost of revenues include the amortization of rental merchandise in service and merchandise costs related to direct sales as well as labor and other production, service and delivery costs, and distribution costs associated with operating our Core Laundry Operations, Specialty Garments facilities, and First Aid locations. Selling and administrative costs include costs related to our sales and marketing functions as well as general and administrative costs associated with our corporate offices, non-operating environmental sites and operating locations including information systems, engineering, materials management, manufacturing planning, finance, budgeting, and human resources.

We have a substantial number of plants and conduct a significant portion of our business in energy producing regions in the U.S and Canada. The price of oil has declined dramatically over the past several months. If the price remains depressed, it is likely that our customers in the oil industry will curtail their level of operations. This contraction will negatively impact our garment and merchandise rental revenues from them. In addition, a decline in the oil industry will also likely adversely affect our customers in businesses which service or supply the oil industry as well as our customers in unrelated businesses located in areas which have benefited from the economic expansion generated by the robust growth driven by the higher oil prices. On the other hand, we benefit from lower costs of the gasoline used to fuel our vehicles and the natural gas used to operate our plants. Since there are substantial uncertainties regarding the extent, timing and effect of lower oil prices, it is difficult to quantify the positive and negative impacts on our financial results from lower oil prices. Nevertheless, we believe that the benefits from lower energy costs would be outweighed by the revenues and profits we may lose as a result of cutbacks by our customers in the oil industry and other affected businesses.

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

We are currently undertaking a company-wide initiative to update our customer relationship management systems. As of February 28, 2015, we have capitalized $39.4 million related to our CRM project (“Unity 20/20”). Although we do not currently anticipate deployment of this system during fiscal 2015, we continue to make investments in IT infrastructure, including headcount, to help support this and other technology initiatives. In addition, future years will be impacted by the eventual depreciation of our Unity 20/20 investment.

During fiscal 2014, there was an increase in the amount of new garments placed in service to meet the day-to-day needs of our existing wearer base. As a result, we project that our fiscal 2015 merchandise amortization will be higher as a percentage of revenues compared to fiscal 2014.

A portion of our sales is derived from international markets, including Canada. Revenues denominated in currencies other than the U.S. dollar represented approximately 8.5% and 8.8% of total consolidated revenues for the thirteen and twenty-six weeks ended February 28, 2015, respectively. Revenues denominated in currencies other than the U.S. dollar represented approximately 9.6% and 9.8% of total consolidated revenues for the thirteen and twenty-six weeks ended March 1, 2014, respectively. The operating results of our international subsidiaries are translated into U.S. dollars and such results are affected by movements in foreign currencies relative to the U.S. dollar. During the thirteen and twenty-six weeks ended February 28, 2015, foreign currency fluctuations negatively impacted our consolidated revenues by 1.0% and 0.8%, respectively. During the thirteen and twenty-six weeks ended March 1, 2014, foreign currency fluctuations negatively impacted our consolidated revenues by 0.7% and 0.6%, respectively. These impacts were primarily driven by unfavorable fluctuations in the Canadian dollar. Our operating results in future years could be negatively impacted by any further devaluation, as compared to the U.S. dollar, of the Canadian dollar or any of the currencies of the other countries in which we operate.

In January 2015, we entered into sixteen forward contracts to exchange Canadian dollars (“CAD”) for U.S. dollars at fixed exchange rates in order to manage its exposure related to certain forecasted CAD denominated sales of one of our subsidiaries. The hedged transactions are specified as the first amount of CAD denominated revenues invoiced by one of our domestic subsidiaries each fiscal quarter, beginning in the third fiscal quarter of 2015 and continuing through the second fiscal quarter of 2019. In total, we will sell approximately 31.0 million CAD at an average Canadian-dollar exchange rate of 0.7825 over these quarterly periods. We concluded that the forward contracts met the criteria to qualify as a cash flow hedge under US GAAP. Accordingly, we have reflected all changes in the fair value of the forward contracts in accumulated other comprehensive income (loss), a component of shareholders’ equity. Once the underlying forecasted transaction affects earnings, the gain or loss on the foreign exchange forward contract will be recorded as an adjustment to revenues.

As of February 28, 2015, we had forward contracts with a notional value of approximately 31.0 million CAD outstanding and recorded the fair value of the contracts of $0.6 million in current accrued liabilities and a corresponding loss of $0.6 million in accumulated other comprehensive income (loss), which was net of the associated tax benefit. The $0.6 million loss deferred in accumulated other comprehensive income (loss) as of February 28, 2015 is expected to be reclassified to revenues prior to its maturity on February 22, 2019.

The current worldwide economic uncertainty may negatively impact our revenues and operating performance in fiscal 2015 and beyond due to the impact on spending plans and employment levels of our customers and sales prospects.

Thirteen weeks ended February 28, 2015 compared with thirteen weeks ended March 1, 2014

Revenues

	February 28,	March 1,	Dollar	Percent
(In thousands, except percentages)	2015	2014	Change	Change

Core Laundry Operations	$332,068	$313,181	$18,887	6.0%
Specialty Garments	18,661	20,406	(1,745)	(8.6)
First Aid	10,733	10,380	353	3.4
Consolidated total	$361,462	$343,967	$17,495	5.1%

For the thirteen weeks ended February 28, 2015, our consolidated revenues increased by $17.5 million from the comparable period in fiscal 2014, or 5.1%. This increase was primarily due to an $18.9 million increase in revenues from our Core Laundry Operations. Core Laundry Operations’ revenues increased to $332.1 million for the thirteen weeks ended February 28, 2015 from $313.2 million for the comparable period of fiscal 2014, or 6.0%. Core Laundry Operations’ revenues grew 6.1% organically. Organic growth excludes the effect of acquisitions and a weaker Canadian dollar and consists primarily of new sales, price increases, and net changes in the wearer levels at our existing customers, offset by lost accounts. During the quarter, our revenues began to be affected by decreases in the net wearer counts at our existing customers. As anticipated, these reductions are primarily at customers that directly or indirectly support energy production, oil in particular

Specialty Garments’ revenues decreased to $18.7 million in the second fiscal quarter of 2015 from $20.4 million in the comparable period of fiscal 2014, a decrease of $1.7 million or 8.6%. This decrease was primarily the result of reduced power reactor business in North America compared to a year ago as well as the impact of foreign currency exchange rate fluctuations. This segment’s results are often affected by the timing and length of its customers’ power reactor outages as well as its project-based activities. First Aid revenues increased to $10.7 million in the second quarter of 2015 from $10.4 million in the comparable period of fiscal 2014, an increase of $0.4 million or 3.4%.

Cost of Revenues

Cost of revenues decreased as a percentage of revenues from 62.7% of revenues, or $215.6 million, for the thirteen weeks ended March 1, 2014 to 61.9% of revenues, or $223.9 million, for the thirteen weeks ended February 28, 2015. This decrease as a percentage of revenues was primarily due to lower fuel costs associated with our fleet of delivery vehicles. Higher merchandise costs during the quarter as a percentage of revenues were largely offset by decreases in other miscellaneous costs of revenues. In addition, cost of revenues for the Specialty Garments segment increased as a percentage of revenues due to the revenue contraction that segment experienced in the thirteen weeks ended February 28, 2015 compared to the prior year.

Selling and Administrative Expense

For the thirteen weeks ended February 28, 2015, selling and administrative expenses increased to 21.4% of revenues, or $77.2 million, from 20.3% of revenues, or $69.9 million, for the thirteen weeks ended March 1, 2014. This increase was primarily due to an increase in our reserve for environmental contingencies of $3.6 million. During the thirteen weeks ended February 28, 2015, the Company also recorded higher legal expenses and reserves related to miscellaneous legal matters, including NECC, which were largely offset by the recording of the expected insurance recovery of defense costs associated with the NECC matter.

Depreciation and Amortization

Our depreciation and amortization expense was $18.8 million, or 5.2% of revenues, for the thirteen weeks ended February 28, 2015 compared to $17.8 million, or 5.2% of revenues, for the thirteen weeks ended March 1, 2014. The increase in depreciation and amortization expense was due to capital expenditure and acquisition activity in earlier periods.

Income from Operations

For the thirteen weeks ended February 28, 2015 and March 1, 2014, changes in our revenues and costs as discussed above resulted in the following changes in our income from operations:

	February 28,	March 1,	Dollar	Percent
(In thousands, except percentages)	2015	2014	Change	Change

Core Laundry Operations	$40,924	$39,443	$1,481	3.8%
Specialty Garments	(435)	312	(747)	(239.1)
First Aid	1,062	969	93	9.5
Consolidated total	$41,551	$40,724	$827	2.0%

Other Expense (Income)

Other expense (income), which includes interest expense, interest income and exchange rate loss, was $0.2 million of expense in the thirteen weeks ended February 28, 2015 compared to income of $0.5 million of income in the thirteen weeks ended March 1, 2014. This change was due to the weakening of the Canadian dollar and Euro against the US dollar, which resulted in foreign currency losses of $0.9 million during the thirteen weeks ended February 28, 2015 compared to foreign currency losses of $0.2 million in the same period a year ago.

Provision for Income Taxes

Our effective income tax rate was 38.5% for the thirteen weeks ended February 28. 2015, compared to 37.8% for the thirteen weeks ended March 1, 2014.

Twenty-six weeks ended February 28, 2015 compared with Twenty-six weeks ended March 1, 2014

Revenues

	February 28,	March 1,	Dollar	Percent
(In thousands, except percentages)	2015	2014	Change	Change

Core Laundry Operations	$667,915	$625,187	$42,728	6.8%
Specialty Garments	41,137	44,849	(3,712)	(8.3)
First Aid	22,771	20,635	2,136	10.4
Consolidated total	$731,823	$690,671	$41,152	6.0%

For the twenty-six weeks ended February 28, 2015, our consolidated revenues increased by $41.2 million from the comparable period in fiscal 2014, or 6.0%. Core Laundry Operations’ revenues increased to $667.9 million for the twenty-six weeks ended February 28, 2015 from $625.2 million for the comparable period of fiscal 2014, an increase of 6.8%. Excluding the effect of acquisitions and a weaker Canadian dollar, Core Laundry Operations’ revenues grew 7.0% organically. Organic growth consists primarily of new sales, price increases, and net changes in the wearer levels at our existing customers, offset by lost accounts. Organic growth in the first half of fiscal 2015 benefited from stronger new account sales as well as certain annual price adjustments. During the first half of fiscal 2015, our revenues began to be affected by decreases in the net wearer counts at our existing customers. As anticipated, these reductions are primarily at customers that directly or indirectly support energy production, oil in particular.

Specialty Garments’ revenues decreased to $41.1 million in the twenty-six weeks ended February 28, 2015 from $44.8 million in the comparable period of 2014, a decrease of 8.3%. This decrease was primarily the result of reduced power reactor business in North America compared to a year ago as well as the impact of foreign currency exchange rate fluctuations. This segment’s results are often affected by the timing and length of its customers’ power reactor outages as well as its project-based activities. First Aid’s revenues increased to $22.8 million for the twenty-six weeks ended February 28, 2015 from $20.6 million for the comparable period of fiscal 2014, an increase of 10.4%. This increase was primarily due to strong new sales in both its van-based business, where it sells first aid cabinet services and other safety supplies, as well as its wholesale distribution and pill packaging operations.

Cost of Revenues

For the twenty-six weeks ended February 28, 2015, cost of revenues decreased as a percentage of revenues to 60.6% of revenues, or $443.2 million, from 61.3% of revenues, or $423.7 million, for the twenty-six weeks ended March 1, 2014. This decrease as a percentage of revenues was primarily due to lower fuel costs associated with our fleet of delivery vehicles. In addition, we also benefited from lower production payroll and payroll-related costs in the twenty-six weeks ended February 28, 2015 compared to the same period in the prior year. These lower costs were partially offset by slightly higher merchandise costs in the first half of fiscal 2015 compared to the comparable period in fiscal 2014. In addition, cost of revenues for the Specialty Garments segment increased as a percentage of revenues due to the revenue contraction that segment experienced in the first half of fiscal 2015 compared to the same period in the prior year.

Selling and Administrative Expense

Our selling and administrative expenses increased as a percentage of revenues to 20.4% of revenues, or $149.6 million, for the twenty-six weeks ended February 28, 2015 from 19.6% of revenues, or $135.5 million, for the twenty-six weeks ended March 1, 2014. This increase was primarily due to an increase in our reserve for environmental contingencies of $3.6 million in our second fiscal quarter of 2015. During the twenty-six weeks ended February 28, 2015, the Company also recorded higher legal expenses and reserves related to miscellaneous legal matters, including NECC, which were largely offset by the recording of the expected insurance recovery of defense costs associated with the NECC matter.

Depreciation and Amortization

Our depreciation and amortization expense was $ 36.8 million, or 5.0% of revenues, for the twenty-six weeks ended February 28, 2015 compared to $35.1 million, or 5.1% of revenues, for the twenty-six weeks ended March 1, 2014. Depreciation and amortization expense increased due to capital expenditure and acquisition activity in earlier periods.

Income from Operations

For the twenty-six weeks ended February 28, 2015 and March 1, 2014, the revenue growth in our operations, as well as the change in our costs as discussed above, resulted in the following changes in our income from operations:

	February 28,	March 1,	Dollar	Percent
(In thousands, except percentages)	2015	2014	Change	Change

Core Laundry Operations	$97,797	$91,815	$5,982	6.5%
Specialty Garments	1,833	3,071	(1,238)	(40.3)
First Aid	2,510	1,478	1,032	69.8
Consolidated total	$102,140	$96,364	$5,776	6.0%

Other (Income) Expense

Other (income) expense, which includes interest expense, interest income and foreign currency exchange loss, was a gain of $0.1 million for the twenty-six weeks ended February 28, 2015 as compared to a gain of $1.2 million for the twenty-six weeks ended March 1, 2014. This decrease was primarily the result of foreign currency losses of approximately $1.3 million in the twenty-six weeks ended February 28, 2015 compared to a nominal loss in the first half of fiscal 2014.

Provision for Income Taxes

Our effective income tax rate was 38.5% for the twenty-six weeks ended February 28, 2015, as compared to 38.4% for the twenty-six weeks ended March 1, 2014.

Liquidity and Capital Resources

General

Cash and cash equivalents totaled $231.5 million as of February 28, 2015, an increase of $39.7 million from August 30, 2014 when the amount totaled $191.8 million. Our working capital was $445.7 million as of February 28, 2015 compared to $398.2 million as of August 30, 2014. In addition, we generated $107.0 million and $194.6 million in cash from operating activities in the twenty-six weeks ended February 28, 2015 and the full fiscal year ended August 30, 2014, respectively. We believe that our current cash and cash equivalent balances, our cash generated from future operations and amounts available under our Credit Agreement (defined below) will be sufficient to meet our current anticipated working capital and capital expenditure requirements for at least the next 12 months.

We have accumulated $58.0 million in cash outside the United States that is expected to be invested indefinitely in our foreign subsidiaries. If these funds were distributed to the U.S. in the form of dividends, we would likely be subject to additional U.S. income taxes. However, we do not believe that any resulting taxes payable would have a material impact on our liquidity.

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

Cash Provided by Operating Activities

Cash provided by operating activities for the twenty-six weeks ended February 28, 2015 was $107.0 million, a decrease of $2.1 million from the twenty-six weeks ended March 1, 2014 when cash provided by operating activities was $109.1 million. This net decrease was primarily driven by the following factors:

●	A decrease in cash flows of $13.6 million generated by changes in working capital primarily due to the timing of our vendor payments as well as changes in our inventories and receivables;
●	An increase in cash flows of $11.6 million generated by higher net income, adjusted for non-cash items.

Cash Used in Investing Activities

Cash used in investing activities for the twenty-six weeks ended February 28, 2015 was $60.8 million, an increase of $16.5 million from the twenty-six weeks ended March 1, 2014 when cash used in investing activities was $44.4 million. The net increase in cash used in investing activities was primarily driven by an increase in cash outflows of $14.4 million for the acquisition of businesses as well as an increase in cash outflows of $1.5 million for capital expenditures during the twenty-six weeks ended February 28, 2015 compared to the same period in the prior year.

Cash (Used in) Provided by Financing Activities

Cash provided by financing activities for the twenty-six weeks ended February 28, 2015 was $1.6 million compared to cash used in financing activities of $102.1 million for the twenty-six weeks ended March 1, 2014. This change was primarily due to the repayment of $100.0 million of Floating Rate Notes (defined below) that came due in September 2013.

Long-Term Debt and Borrowing Capacity

On May 5, 2011, we entered into a $250.0 million unsecured revolving credit agreement (the “Credit Agreement”) with a syndicate of banks, which matures on May 4, 2016. Under the Credit Agreement, we are able to borrow funds at variable interest rates based on, at our election, the Eurodollar rate or a base rate, plus in each case a spread based on our consolidated funded debt ratio. Availability of credit requires compliance with certain financial and other covenants, including a maximum consolidated funded debt ratio and minimum consolidated interest coverage ratio as defined in the Credit Agreement. We test our compliance with these financial covenants on a fiscal quarterly basis. At February 28, 2015, the interest rates applicable to our borrowings under the Credit Agreement would be calculated as LIBOR plus 75 basis points at the time of the respective borrowing. As of February 28, 2015, we had no outstanding borrowings, letters of credit amounting to $53.2 million and $196.8 million available for borrowing under the Credit Agreement.

On September 14, 2006, we issued $100.0 million of floating rates notes (“Floating Rate Notes”) pursuant to a Note Purchase Agreement, which bore interest at LIBOR plus 50 basis points. On September 14, 2013, the Floating Rate Notes matured and were repaid in full from our cash reserves.

As of February 28, 2015, we were in compliance with all covenants under the Credit Agreement.

Derivative Instruments and Hedging Activities

In January 2015, we entered into sixteen forward contracts to exchange Canadian dollars (“CAD”) for U.S. dollars at fixed exchange rates in order to manage its exposure related to certain forecasted CAD denominated sales of one of our subsidiaries. The hedged transactions are specified as the first amount of CAD denominated revenues invoiced by one of our domestic subsidiaries each fiscal quarter, beginning in the third fiscal quarter of 2015 and continuing through the second fiscal quarter of 2019. In total, we will sell approximately 31.0 million CAD at an average Canadian-dollar exchange rate of 0.7825 over these quarterly periods. We concluded that the forward contracts met the criteria to qualify as a cash flow hedge under US GAAP. Accordingly, we have reflected all changes in the fair value of the forward contracts in accumulated other comprehensive income (loss), a component of shareholders’ equity. Once the underlying forecasted transaction affects earnings, the gain or loss on the foreign exchange forward contract will be recorded as an adjustment to revenues.

As of February 28, 2015, we had forward contracts with a notional value of approximately 31.0 million CAD outstanding and recorded the fair value of the contracts of $0.6 million in current accrued liabilities and a corresponding loss of $0.6 million in accumulated other comprehensive income (loss), which was net of the associated tax benefit. The $0.6 million loss deferred in accumulated other comprehensive income (loss) as of February 28, 2015 is expected to be reclassified to revenues prior to its maturity on February 22, 2019.

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

We have accrued certain costs related to the sites described above as it has been determined that the costs are probable and can be reasonably estimated. We have potential exposure related to a parcel of land (the “Central Area”) related to the Woburn, Massachusetts site discussed above. Currently, the consent decree for the Woburn site does not define or require any remediation work in the Central Area. The United States Environmental Protection Agency (the “EPA”) has provided us and other signatories to the consent decree with comments on the design and implementation of groundwater and soil remedies at the Woburn site and investigation of environmental conditions in the Central Area. We, and other signatories, have implemented and proposed to do additional work at the Woburn site but many of the EPA’s comments remain to be resolved. We have accrued costs to perform certain work responsive to EPA’s comments. We are also in discussions with EPA concerning its invoices for oversight costs with respect to the Woburn site and the Central Area. We have implemented mitigation measures and continue to monitor environmental conditions at the Somerville, Massachusetts site. We increased our environmental contingency reserves by approximately $3.6 million during our second fiscal quarter of 2015 due primarily to additional costs we expect to incur associated with the construction of a planned municipal transit station in the area of our Somerville site.

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

There is usually a range of reasonable estimates of the costs associated with each site. In accordance with US GAAP, our accruals represent the amount within the range that we believe is the best estimate or the low end of a range of estimates if no point within the range is a better estimate. When we believe that both the amount of a particular liability and the timing of the payments are reliably determinable, we adjust the cost in current dollars using a rate of 3% for inflation until the time of expected payment and discount the cost to present value using current risk-free interest rates. As of February 28, 2015, the risk-free interest rates we utilized ranged from 2.0% to 2.6%.

For environmental liabilities that have been discounted, we include interest accretion, based on the effective interest method, in selling and administrative expenses on the Consolidated Statements of Income. The changes to the amounts of our environmental liabilities for the twenty-six weeks ended February 28, 2015 are as follows (in thousands):

February 28, 2015
Beginning balance as of August 30, 2014	$19,846
Payments made for which reserves had been provided	(1,683)
Insurance proceeds received	65
Interest accretion	302
Revision in estimates	3,025
Change in discount rates	946

Balance as of February 28, 2015	$22,501

Anticipated payments and insurance proceeds relating to currently identified environmental remediation liabilities as of February 28, 2015, for the next five fiscal years and thereafter, as measured in current dollars, are reflected below.

(In thousands)	2015	2016	2017	2018	2019	Thereafter	Total
Estimated costs – current dollars	$3,536	$4,940	$1,663	$745	$863	$12,406	$24,153

Estimated insurance proceeds	(107)	(159)	(173)	(159)	(173)	(1,430)	(2,201)

Net anticipated costs	$3,429	$4,781	$1,490	$586	$690	$10,976	$21,952

Effect of inflation							7,377
Effect of discounting							(6,828)

Balance as of February 28, 2015							$22,501

Estimated insurance proceeds are primarily received from an annuity received as part of our legal settlement with an insurance company. Annual proceeds of approximately $0.3 million are deposited into an escrow account which funds remediation and monitoring costs for three sites related to our former operations in Williamstown, Vermont. Annual proceeds received but not expended in the current year accumulate in this account and may be used in future years for costs related to this site through the year 2027. As of February 28, 2015, the balance in this escrow account, which is held in a trust and is not recorded in our Consolidated Balance Sheet, was approximately $2.9 million. Also included in estimated insurance proceeds are amounts we are entitled to receive pursuant to legal settlements as reimbursements from three insurance companies for estimated costs at the site in Uvalde, Texas.

Our nuclear garment decontamination facilities are licensed by the Nuclear Regulatory Commission (“NRC”), or, in certain cases, by the applicable state agency, and are subject to regulation by federal, state and local authorities. There can be no assurance that such regulation will not lead to material disruptions in our garment decontamination business.

From time to time, we are also subject to legal proceedings and claims arising from the conduct of our business operations, including personal injury claims, customer contract matters, employment claims and environmental matters as described above. During the thirteen weeks ended February 28, 2015, we recorded higher legal expenses and reserves related to miscellaneous legal matters, including NECC, which were largely offset by the recording of the expected insurance recovery of defense costs associated with the NECC matter.

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

NECC is in bankruptcy and on December 3, 2014 its Chapter 11 Trustee (the “Chapter 11 Trustee”) proposed a Chapter 11 Plan for NECC (the “Plan”).  On December 16, 2014, the United States indicted 14 former owners, managers, employees and affiliates of NECC, alleging a number of crimes, including second-degree murder and racketeering.

On February 23, 2015, we entered into a Settlement and Release Agreement with the Chapter 11 Trustee and our insurers, which is supported by the PSC and the creditors’ committee (the “Settlement Agreement”).  Pursuant to the Settlement Agreement, our insurers will pay the full settlement amount of $30.5 million to the Chapter 11 Trustee for the benefit of creditors and other parties under the Plan.  The Settlement Agreement provides that we will receive the benefit of the releases and injunction set forth in the Plan, which bar all persons from asserting any claims against us relating to the NECC matter.  The effectiveness of the Settlement Agreement is conditioned on the bankruptcy court’s issuance of a confirmation order confirming the Plan on terms that do not adversely change the terms or scope of the releases and injunction set forth in the Plan. In addition, $30 million of the settlement amount will be held in escrow pending the exhaustion of all appeals that may be taken with respect to such confirmation order.  Upon the exhaustion of all such appeals, if a court has not adversely changed the terms or scope of the releases and injunction set forth in the Plan, then this settlement amount will be released from escrow and the settlement will be final.

If either the bankruptcy court’s confirmation order or any resulting appeal adversely affects the releases or injunction as provided for in the Plan, then we or our insurers may terminate the Settlement Agreement, in which case the litigation would resume. If the litigation were to resume based on the information currently available, we believe that a loss with respect to this matter would be neither probable nor remote and we are unable to reasonably assess an estimate or range of estimates of any potential losses. However, if we are found to be liable with respect to litigation relating to NECC that is not covered by our insurance or exceeds such insurance coverage, we may incur liabilities that are material to our financial condition and operating results.

Off-Balance Sheet Arrangements

As of February 28, 2015, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Securities and Exchange Commission Regulation S-K.

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

Contractual Obligations and Other Commercial Commitments

As of February 28, 2015, except as discussed below, there were no material changes in our contractual obligations that were disclosed in our Annual Report on Form 10-K for the year ended August 30, 2014.

In January 2015, we entered into sixteen forward contracts to exchange Canadian dollars (“CAD”) for U.S. dollars at fixed exchange rates in order to manage its exposure related to certain forecasted CAD denominated sales of one of our subsidiaries. The hedged transactions are specified as the first amount of CAD denominated revenues invoiced by one of our domestic subsidiaries each fiscal quarter, beginning in the third fiscal quarter of 2015 and continuing through the second fiscal quarter of 2019. In total, we will sell approximately 31.0 million CAD at an average Canadian-dollar exchange rate of 0.7825 over these quarterly periods. We concluded that the forward contracts met the criteria to qualify as a cash flow hedge under US GAAP. Accordingly, we have reflected all changes in the fair value of the forward contracts in accumulated other comprehensive income (loss), a component of shareholders’ equity. Once the underlying forecasted transaction affects earnings, the gain or loss on the foreign exchange forward contract will be recorded as an adjustment to revenues.

As of February 28, 2015, we had forward contracts with a notional value of approximately 31.0 million CAD outstanding and recorded the fair value of the contracts of $0.6 million in current accrued liabilities and a corresponding loss of $0.6 million in accumulated other comprehensive income (loss), which was net of the associated tax benefit. The $0.6 million loss deferred in accumulated other comprehensive income (loss) as of February 28, 2015 is expected to be reclassified to revenues prior to its maturity on February 22, 2019.

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

In February 2015, the FASB issued updated accounting guidance on consolidation requirements. This update changes the guidance with respect to the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. This guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015, with early adoption permitted. We do not expect adoption of this guidance will have a material impact on our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

We have determined that all of our foreign subsidiaries operate primarily in local currencies that represent the functional currencies of such subsidiaries. All assets and liabilities of our foreign subsidiaries are translated into U.S. dollars using the exchange rate prevailing at the balance sheet date. The effects of exchange rate fluctuations on the translation of assets and liabilities are recorded as a component of shareholders’ equity. Revenues and expenses are translated at the average exchange rates in effect during each month of the fiscal year. As such, our financial condition and operating results are affected by fluctuations in the value of the U.S. dollar as compared to currencies in foreign countries. Revenues denominated in currencies other than the U.S. dollar represented approximately 8.5% and 8.8% of total consolidated revenues for the thirteen and twenty-six weeks ended February 28, 2015, respectively, and total assets denominated in currencies other than the U.S. dollar represented approximately 9.5% and 11.0% of total consolidated assets at February 28, 2015 and August 30, 2014, respectively. If exchange rates had increased or decreased by 10% from the actual rates in effect during the thirteen and twenty-six weeks ended and as of February 28, 2015, our revenues would have increased or decreased by approximately $3.1 million and $6.4 million, respectively, and assets as of February 28, 2015 would have increased or decreased by approximately $14.1 million.

In January 2015, we entered into sixteen forward contracts to exchange Canadian dollars (“CAD”) for U.S. dollars at fixed exchange rates in order to manage its exposure related to certain forecasted CAD denominated sales of one of our subsidiaries. The hedged transactions are specified as the first amount of CAD denominated revenues invoiced by one of our domestic subsidiaries each fiscal quarter, beginning in the third fiscal quarter of 2015 and continuing through the second fiscal quarter of 2019. In total, we will sell approximately 31.0 million CAD at an average Canadian-dollar exchange rate of 0.7825 over these quarterly periods. We concluded that the forward contracts met the criteria to qualify as a cash flow hedge under US GAAP. Accordingly, we have reflected all changes in the fair value of the forward contracts in accumulated other comprehensive income (loss), a component of shareholders’ equity. Once the underlying forecasted transaction affects earnings, the gain or loss on the foreign exchange forward contract will be recorded as an adjustment to revenues.

As of February 28, 2015, we had forward contracts with a notional value of approximately 31.0 million CAD outstanding and recorded the fair value of the contracts of $0.6 million in current accrued liabilities and a corresponding loss of $0.6 million in accumulated other comprehensive income (loss), which was net of the associated tax benefit. The $0.6 million loss deferred in accumulated other comprehensive income (loss) as of February 28, 2015 is expected to be reclassified to revenues prior to its maturity on February 22, 2019.

Other than the forward contract, discussed above, we do not operate a hedging program to mitigate the effect of a significant change in the value of our foreign subsidiaries functional currencies, which include the Canadian Dollar, Euro, British Pound, and Mexican Peso, as compared to the U.S. dollar. Any losses or gains resulting from unhedged foreign currency transactions, including exchange rate fluctuations on intercompany accounts are reported as transaction losses (gains) in our other (income) expense. The intercompany payables and receivables are denominated in Canadian Dollars, Euros, British Pounds, Mexican Pesos and Nicaraguan Cordova. During the thirteen and twenty-six weeks ended February 28, 2015, transaction losses included in other (income) expense was approximately $0.9 million and $1.3 million, respectively. If the exchange rates had increased or decreased by 10% during the thirteen and twenty-six weeks ended February 28, 2015, we would have recognized exchange gains or losses of approximately $0.9 million for both periods.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter of fiscal year 2015 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are subject to legal proceedings and claims arising from the current conduct of our business operations, including personal injury, customer contract, employment claims and environmental matters as described in our Consolidated Financial Statements. We maintain insurance coverage providing indemnification against many of such claims, and we do not expect that we will sustain any material loss as a result thereof. Refer to Note 10, “Commitments and Contingencies,” to the Consolidated Financial Statements, as well as Item 1A. Risk Factors below, for further discussion.

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

NECC is in bankruptcy and on December 3, 2014 its Chapter 11 Trustee (the “Chapter 11 Trustee”) proposed a Chapter 11 Plan for NECC (the “Plan”).  On December 16, 2014, the United States indicted 14 former owners, managers, employees and affiliates of NECC, alleging a number of crimes, including second-degree murder and racketeering.

On February 23, 2015, we entered into a Settlement and Release Agreement with the Chapter 11 Trustee and our insurers, which is supported by the PSC and the creditors’ committee (the “Settlement Agreement”).  Pursuant to the Settlement Agreement, our insurers will pay the full settlement amount of $30.5 million to the Chapter 11 Trustee for the benefit of creditors and other parties under the Plan.  The Settlement Agreement provides that we will receive the benefit of the releases and injunction set forth in the Plan, which bar all persons from asserting any claims against us relating to the NECC matter.  The effectiveness of the Settlement Agreement is conditioned on the bankruptcy court’s issuance of a confirmation order confirming the Plan on terms that do not adversely change the terms or scope of the releases and injunction set forth in the Plan. In addition, $30 million of the settlement amount will be held in escrow pending the exhaustion of all appeals that may be taken with respect to such confirmation order.  Upon the exhaustion of all such appeals, if a court has not adversely changed the terms or scope of the releases and injunction set forth in the Plan, then this settlement amount will be released from escrow and the settlement will be final.

If either the bankruptcy court’s confirmation order or any resulting appeal adversely affects the releases or injunction as provided for in the Plan, then we or our insurers may terminate the Settlement Agreement, in which case the litigation would resume. If the litigation were to resume based on the information currently available, we believe that a loss with respect to this matter would be neither probable nor remote and we are unable to reasonably assess an estimate or range of estimates of any potential losses. However, if we are found to be liable with respect to litigation relating to NECC that is not covered by our insurance or exceeds such insurance coverage, we may incur liabilities that are material to our financial condition and operating results.

As a result of our significant presence in energy producing regions, we expect that if energy prices remain depressed our financial results will be negatively impacted.

We have a substantial number of plants and conduct a significant portion of our business in energy producing regions in the U.S and Canada. The price of oil has declined dramatically over the past several months. If the price remains depressed, it is likely that our customers in the oil industry will curtail their level of operations. This contraction will negatively impact our garment and merchandise rental revenues from them. In addition, a decline in the oil industry will also likely adversely affect our customers in businesses which service or supply the oil industry as well as our customers in unrelated businesses located in areas which have benefited from the economic expansion generated by the robust growth driven by the higher oil prices. On the other hand, we benefit from lower costs of the gasoline used to fuel our vehicles and the natural gas used to operate our plants. Since there are substantial uncertainties regarding the extent, timing and effect of lower oil prices, it is difficult to quantify the positive and negative impacts on our financial results from lower oil prices. Nevertheless, we believe that the benefits from lower energy costs would be outweighed by the revenues and profits we may lose as a result of cutbacks by our customers in the oil industry and other affected businesses. As a result, we believe that a prolonged period of relatively low prices of oil will adversely affect our results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

10.1 UniFirst Corporation Amended and Restated 2010 Stock Option and Incentive Plan (previously filed as Appendix A to the Corporation’s Definitive Proxy Statement filed with the Securities and Exchange Commission on December 2, 2014 and incorporated herein by reference).

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

*

101 The following materials from UniFirst Corporation’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UniFirst Corporation

April 9, 2015	By:	/s/ Ronald D. Croatti Ronald D. Croatti President and Chief Executive Officer

April 9, 2015	By:	/s/ Steven S. Sintros Steven S. Sintros Vice President and Chief Financial Officer

EXHIBIT INDEX

10.1 UniFirst Corporation Amended and Restated 2010 Stock Option and Incentive Plan (previously filed as Appendix A to the Corporation’s Definitive Proxy Statement filed with the Securities and Exchange Commission on December 2, 2014 and incorporated herein by reference).

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

*

101 The following materials from UniFirst Corporation’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

*	Filed herewith

**	Furnished herewith