Form 10-Q
period 2015-05-30
UNIFIRST CORP
filed 2015-07-09
CIK 717954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 30, 2015

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

The number of outstanding shares of UniFirst Corporation Common Stock and Class B Common Stock at July 3, 2015 were 15,245,588 and 4,854,519, respectively.

UniFirst Corporation

Quarterly Report on Form 10-Q

For the Quarter ended May 30, 2015

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UniFirst Corporation and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
	May 30,	May 31,	May 30,	May 31,
(In thousands, except per share data)	2015	2014	2015	2014

Revenues	$365,574	$352,238	$1,097,397	$1,042,909

Operating expenses:
Cost of revenues (1)	221,995	216,644	665,222	640,341
Selling and administrative expenses (1)	72,205	67,996	221,832	203,478
Depreciation and amortization	19,022	18,109	55,851	53,237
Total operating expenses	313,222	302,749	942,905	897,056

Income from operations	52,352	49,489	154,492	145,853

Other (income) expense:
Interest expense	221	109	648	533
Interest income	(784)	(773)	(2,532)	(2,415)
Foreign exchange loss	72	39	1,323	41
Total other (income) expense	(491)	(625)	(561)	(1,841)

Income before income taxes	52,843	50,114	155,053	147,694
Provision for income taxes	20,344	19,170	59,695	56,641

Net income	$32,499	$30,944	$95,358	$91,053

Income per share – Basic:
Common Stock	$1.70	$1.62	$4.99	$4.78
Class B Common Stock	$1.36	$1.30	$3.99	$3.82

Income per share – Diluted:
Common Stock	$1.61	$1.53	$4.72	$4.52

Income allocated to – Basic:
Common Stock	$25,817	$24,493	$75,650	$71,971
Class B Common Stock	$6,483	$6,127	$18,954	$17,962

Income allocated to – Diluted:
Common Stock	$32,310	$30,637	$94,644	$89,992

Weighted average number of shares outstanding – Basic:
Common Stock	15,207	15,102	15,173	15,069
Class B Common Stock	4,773	4,722	4,752	4,701

Weighted average number of shares outstanding – Diluted:
Common Stock	20,118	19,977	20,057	19,921

Dividends per share:
Common Stock	$0.0375	$0.0375	$0.1125	$0.1125
Class B Common Stock	$0.0300	$0.0300	$0.0900	$0.0900

(1) Exclusive of depreciation on the Company’s property, plant and equipment and amortization of its intangible assets.

The accompanying notes are an integral part of these

Consolidated Financial Statements.

UniFirst Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
	May 30,	May 31,	May 30,	May 31,
(In thousands)	2015	2014	2015	2014
Net Income	$32,499	$30,944	$95,358	$91,053

Other comprehensive (loss) income:
Foreign currency translation adjustments	62	2,338	(16,830)	(2,077)
Pension benefit liabilities, net of income taxes	—	—	(1,266)	—
Change in fair value of derivatives, net of income taxes	219	—	(425)	—
Derivative financial instruments loss reclassified	70	—	70	—
Other comprehensive (loss) income	351	2,338	(18,451)	(2,077)

Comprehensive income	$32,850	$33,282	$76,907	$88,976

The accompanying notes are an integral part of these

Consolidated Financial Statements.

UniFirst Corporation and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

(In thousands, except share data)	May 30, 2015	August 30, 2014(a)
Assets
Current Assets:
Cash and cash equivalents	$235,672	$191,769
Receivables, less reserves of $9,050 and $5,114, respectively	157,871	152,523
Inventories	83,897	78,858
Rental merchandise in service	144,535	146,449
Prepaid and deferred income taxes	5,336	13,342
Prepaid expenses and other current assets	16,523	6,349

Total current assets	643,834	589,290

Property, plant and equipment:
Land, buildings and leasehold improvements	400,236	393,584
Machinery and equipment	534,916	512,842
Motor vehicles	192,466	166,573

Total property, plant and equipment	1,127,618	1,072,999
Less -- accumulated depreciation	612,137	586,717

Total property, plant and equipment, net	515,481	486,282

Goodwill	313,670	303,648
Customer contracts, net	39,221	40,210
Other intangible assets, net	1,095	1,267
Deferred income taxes	1,237	1,403
Other assets	3,070	2,061
Total assets	$1,517,608	$1,424,161

Liabilities and shareholders' equity
Current liabilities:
Loans payable and current maturities of long-term debt	$3,376	$7,704
Accounts payable	56,542	59,177
Accrued liabilities	105,996	100,818
Accrued and deferred income taxes	22,991	23,342

Total current liabilities	188,905	191,041

Long-term liabilities:
Long-term debt, net of current maturities	—	155
Accrued liabilities	57,419	50,235
Accrued and deferred income taxes	54,569	48,271

Total long-term liabilities	111,988	98,661

Commitments and contingencies (Note 10)
Shareholders' equity:
Preferred stock, $1.00 par value; 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $0.10 par value; 30,000,000 shares authorized; 15,245,588 and 15,189,947 issued and outstanding as of May 30, 2015 and August 30, 2014, respectively	1,525	1,519
Class B Common Stock, $0.10 par value; 20,000,000 shares authorized; 4,854,519 and 4,860,519 issued and outstanding as of May 30, 2015 and August 30, 2014, respectively	485	486
Capital surplus	66,912	59,415
Retained earnings	1,168,777	1,075,572
Accumulated other comprehensive (loss) income	(20,984)	(2,533)

Total shareholders' equity	1,216,715	1,134,459

Total liabilities and shareholders’ equity	$1,517,608	$1,424,161

(a) Derived from audited financial statements

The accompanying notes are an integral part of these

Consolidated Financial Statements.

UniFirst Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

Thirty-nine weeks ended (In thousands)	May 30, 2015	May 31, 2014
Cash flows from operating activities:
Net income	$95,358	$91,053
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	49,270	46,432
Amortization of intangible assets	6,581	6,805
Amortization of deferred financing costs	156	156
Share-based compensation	4,413	4,541
Accretion on environmental contingencies	452	537
Accretion on asset retirement obligations	503	756
Deferred income taxes	6,668	(134)
Changes in assets and liabilities, net of acquisitions:
Receivables	(9,463)	(11,573)
Inventories	(5,714)	4,550
Rental merchandise in service	1,417	(8,882)
Prepaid expenses and other current assets	(7,812)	(2,108)
Accounts payable	(2,106)	(11,445)
Accrued liabilities	10,283	4,874
Prepaid and accrued income taxes	8,408	6,713
Net cash provided by operating activities	158,414	132,275

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(19,815)	(841)
Capital expenditures	(82,272)	(74,466)
Other	(1,160)	480
Net cash used in investing activities	(103,247)	(74,827)

Cash flows from financing activities:
Proceeds from loans payable and long-term debt	5,401	7,107
Payments on loans payable and long-term debt	(9,580)	(109,383)
Proceeds from exercise of Common Stock options, including excess tax benefits	8,055	5,630
Taxes withheld and paid related to net share settlement of equity awards	(5,002)	(3,527)
Payment of cash dividends	(2,151)	(2,145)
Net cash used in financing activities	(3,277)	(102,318)

Effect of exchange rate changes on cash	(7,987)	(1,588)

Net increase (decrease) in cash and cash equivalents	43,903	(46,458)
Cash and cash equivalents at beginning of period	191,769	197,479

Cash and cash equivalents at end of period	$235,672	$151,021

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

2. Recent Accounting Pronouncements

In July 2013, the FASB issued updated accounting guidance on the presentation of unrecognized tax benefits. This update provides that an entity’s unrecognized tax benefits, or a portion of its unrecognized tax benefits, should be presented in its financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, with one exception. That exception states that, to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position, or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This guidance was effective for annual reporting periods, and any interim periods within those annual periods, that began after December 15, 2013 and was to be applied prospectively, with early adoption permitted. The Company adopted this guidance on August 31, 2014 and the adoption did not have a material impact on its financial statements.

In May 2014, the FASB issued updated accounting guidance for revenue recognition. This update provides a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. This guidance was originally scheduled to be effective for annual reporting periods, and any interim periods within those annual periods, that began after December 15, 2016 and allowed for either full retrospective or modified retrospective application, with early adoption not permitted. Accordingly, the standard will be effective for the Company on August 27, 2017. On April 1, 2015, the FASB voted in favor of proposing a one year delay of the effective date and to permit companies to voluntarily adopt the new standard as of the original effective date. The Company is currently evaluating the adoption method it will apply and the impact that this guidance will have on its financial statements and related disclosures.

In February 2015, the FASB issued updated accounting guidance on consolidation requirements. This update changes the guidance with respect to the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. This guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015, with early adoption permitted. Accordingly, the standard will be effective for the Company on August 28, 2016. The Company expects that adoption of this guidance will not have a material impact on its financial statements.

In April 2015, the FASB issued updated guidance on the presentation of debt issuance costs. This update changes the guidance with respect to presenting such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. This guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015, with early adoption permitted. Accordingly, the standard will be effective for the Company on August 28, 2016. The Company expects that adoption of this guidance will not have a material impact on its financial statements.

3. Business Acquisitions

During the thirty-nine weeks ended May 30, 2015, the Company completed four business acquisitions with an aggregate purchase price of approximately $19.8 million. The results of operations of these acquisitions have been included in the Company’s consolidated financial results since their respective acquisition dates. These acquisitions were not significant in relation to the Company’s consolidated financial results and, therefore, pro forma financial information has not been presented.

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

All financial assets or liabilities that are measured at fair value on a recurring basis (at least annually) have been segregated into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date.  The assets or liabilities measured at fair value on a recurring basis are summarized in the tables below (in thousands):

	As of May 30, 2015
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents	$43,660	$—	$—	$43,660
Pension plan assets	—	4,691	—	4,691
Total assets at fair value	$43,660	$4,691	$—	$48,351

Liabilities:
Foreign currency forward contracts	$—	$577	$—	$577
Total liabilities at fair value	$—	$577	$—	$577

	As of August 30, 2014
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents	$47,552	$—	$—	$47,552
Pension plan assets	—	5,008	—	5,008
Total assets at fair value	$47,552	$5,008	$—	$52,560

The Company’s cash equivalents listed above represent money market securities and are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The Company does not adjust the quoted market price for such financial instruments.

The Company’s pension plan assets listed above represent guaranteed deposit accounts that are maintained and operated by Prudential Retirement Insurance and Annuity Company (“PRIAC”). All assets are merged with the general assets of PRIAC and are invested predominantly in privately placed securities and mortgages. At the beginning of each calendar year, PRIAC notifies the Company of the annual rates of interest which will be applied to the amounts held in the guaranteed deposit account during the next calendar year. In determining the interest rate to be applied, PRIAC considers the investment performance of the underlying assets of the prior year; however, regardless of the investment performance the Company is contractually guaranteed a minimum rate of return.

The Company’s foreign currency forward contracts represent contracts the Company has entered into to exchange Canadian dollars for U.S. dollars at fixed exchange rates in order to manage its exposure related to certain forecasted Canadian dollar denominated sales of one of its subsidiaries. These contracts were included in current accrued liabilities as of May 30, 2015. The fair value of the forward contracts is based on similar exchange traded derivatives and are, therefore, included within Level 2 of the fair value hierarchy.

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

In January 2015, the Company entered into sixteen forward contracts to exchange Canadian dollars (“CAD”) for U.S. dollars at fixed exchange rates in order to manage its exposure related to certain forecasted CAD denominated sales of one of its subsidiaries. The hedged transactions are specified as the first amount of CAD denominated revenues invoiced by one of the Company’s domestic subsidiaries each fiscal quarter, beginning in the third fiscal quarter of 2015 and continuing through the second fiscal quarter of 2019. In total, the Company will sell approximately 31.0 million CAD at an average Canadian-dollar exchange rate of 0.7825 over these quarterly periods. The Company concluded that the forward contracts met the criteria to qualify as a cash flow hedge under US GAAP. Accordingly, the Company has reflected all changes in the fair value of the forward contracts in accumulated other comprehensive income (loss), a component of shareholders’ equity. Upon the maturity of each foreign exchange forward contract, the gain or loss on the contract will be recorded as an adjustment to revenues.

As of May 30, 2015, the Company had forward contracts with a notional value of approximately 27.8 million CAD outstanding and recorded the fair value of the contracts of $0.6 million in current accrued liabilities and a corresponding loss of $0.4 million in accumulated other comprehensive income (loss), which was net of the associated tax benefit. During the thirteen and thirty-nine weeks ended May 30, 2015, the Company reclassified $0.1 million from accumulated other comprehensive income (loss) to revenue, related to the derivative financial instruments. The loss in accumulated other comprehensive income (loss) as of May 30, 2015 is expected to be reclassified to revenues prior to its maturity on February 22, 2019.

6. Employee Benefit Plans

Defined Contribution Retirement Savings Plan

The Company has a defined contribution retirement savings plan with a 401(k) feature for all eligible employees not under collective bargaining agreements. The Company matches a portion of the employee’s contribution and may make an additional contribution at its discretion. Contributions charged to expense under the plan for the thirteen weeks ended May 30, 2015 and May 31, 2014 were $3.8 million and $4.0 million, respectively. Contributions charged to expense under the plan for the thirty-nine weeks ended May 30, 2015 and May 31, 2014 were $11.8 million and $12.2 million, respectively.

Pension Plans and Supplemental Executive Retirement Plans

The Company maintains an unfunded Supplemental Executive Retirement Plan for certain eligible employees of the Company, a non-contributory defined benefit pension plan covering union employees at one of its locations, and a frozen pension plan the Company assumed in connection with its acquisition of Textilease Corporation in fiscal 2004. The amounts charged to expense related to these plans for the thirteen weeks ended May 30, 2015 and May 31, 2014 were $0.9 million and $0.6 million, respectively. The amounts charged to expense related to these plans for the thirty-nine weeks ended May 30, 2015 and May 31, 2014 were $2.6 million and $1.9 million, respectively.

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

	Thirteen weeks ended		Thirty-nine weeks ended
	May 30,	May 31,	May 30,	May 31,
	2015	2014	2015	2014

Net income	$32,499	$30,944	$95,358	$91,053

Allocation of net income for Basic:
Common Stock	$25,817	$24,493	$75,650	$71,971
Class B Common Stock	6,483	6,127	18,954	17,962
Unvested participating shares	199	324	754	1,120
	$32,499	$30,944	$95,358	$91,053

Weighted average number of shares for Basic:
Common Stock	15,207	15,102	15,173	15,069
Class B Common Stock	4,773	4,722	4,752	4,701
Unvested participating shares	134	229	173	268
	20,114	20,053	20,098	20,038

Earnings per share for Basic:
Common Stock	$1.70	$1.62	$4.99	$4.78
Class B Common Stock	$1.36	$1.30	$3.99	$3.82

The Company is required to calculate diluted EPS for Common Stock using the more dilutive of the following two methods:

•	The treasury stock method; or

•	The two-class method assuming a participating security is not exercised or converted.

For the thirteen and thirty-nine weeks ended May 30, 2015, the Company’s diluted EPS assumes the conversion of all vested Class B Common Stock into Common Stock and uses the two-class method for its unvested participating shares as it was the more dilutive of the two methods. The following table sets forth the computation of diluted earnings per share of Common Stock for the thirteen and thirty-nine weeks ended May 30, 2015 as follows (in thousands, except per share data):

	Thirteen weeks			Thirty-nine weeks
	ended May 30, 2015			ended May 30, 2015
	Earnings			Earnings
	to Common	Common		to Common	Common
	Shareholders	Shares	EPS	Shareholders	Shares	EPS

As reported - Basic	$25,817	15,207	$1.70	$75,650	15,173	$4.99

Add: effect of dilutive potential common shares
Share-based awards	—	138		—	132
Class B Common Stock	6,483	4,773		18,954	4,752

Add: Undistributed earnings allocated to unvested participating shares	194	—		737	—

Less: Undistributed earnings reallocated tounvested participating shares	(184)	—		(697)	—

Diluted EPS – Common Stock	$32,310	20,118	$1.61	$94,644	20,057	$4.72

Share-based awards that would result in the issuance of 25,726 shares of Common Stock were excluded from the calculation of diluted earnings per share for the thirteen weeks ended May 30, 2015 because they were anti-dilutive. Share-based awards that would result in the issuance of 10,429 shares of Common Stock were excluded from the calculation of diluted earnings per share for the thirty-nine weeks ended May 30, 2015 because they were anti-dilutive.

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

	Thirteen weeks			Thirty-nine weeks
	ended May 31, 2014			ended May 31, 2014
	Earnings			Earnings
	to Common	Common		to Common	Common
	Shareholders	Shares	EPS	Shareholders	Shares	EPS

As reported - Basic	$24,493	15,102	$1.62	$71,971	15,069	$4.78

Add: effect of dilutive potential common shares
Share-based awards	—	153		—	151
Class B Common Stock	6,127	4,722		17,962	4,701

Add: Undistributed earnings allocated to
unvested participating shares	317	—		1,095	—

Less: Undistributed earnings reallocated to
unvested participating shares	(300)	—		(1,036)	—

Diluted EPS – Common Stock	$30,637	19,977	$1.53	$89,992	19,921	$4.52

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

The components of inventory as of May 30, 2015 and August 30, 2014 were as follows (in thousands):

	May 30, 2015	August 30, 2014
Raw materials	$21,404	$19,053
Work in process	3,286	3,759
Finished goods	59,207	56,046
Total inventories	$83,897	$78,858

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

A rollforward of the Company’s asset retirement liability is as follows (in thousands):

May 30, 2015
Beginning balance as of August 30, 2014	$11,675
Accretion expense	503
Effect of exchange rate changes	(541)
Ending balance as of May 30, 2015	$11,637

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

The Company has accrued certain costs related to the sites described above as it has been determined that the costs are probable and can be reasonably estimated. The Company has potential exposure related to a parcel of land (the "Central Area") related to the Woburn, Massachusetts site discussed above. Currently, the consent decree for the Woburn site does not define or require any remediation work in the Central Area. The United States Environmental Protection Agency (the "EPA") has provided the Company and other signatories to the consent decree with comments on the design and implementation of groundwater and soil remedies at the Woburn site and investigation of environmental conditions in the Central Area. The Company, and other signatories, have implemented and proposed to do additional work at the Woburn site but many of the EPA’s comments remain to be resolved. The Company has accrued costs to perform certain work responsive to EPA's comments. The Company is also in discussions with EPA concerning its invoices for oversight costs with respect to the Woburn site and the Central Area. The Company has implemented mitigation measures and continues to monitor environmental conditions at the Somerville, Massachusetts site. The Company increased its environmental contingency reserves during the thirty-nine weeks ended May 30, 2015 by $3.4 million. This increase was due to additional costs the Company expects to incur associated with the construction of a planned municipal transit station in the area of its Somerville site as well as the impact of lower interest rates on the discounting of its environmental liabilities.

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

There is usually a range of reasonable estimates of the costs associated with each site. In accordance with US GAAP, the Company’s accruals reflect the amount within the range that it believes is the best estimate or the low end of a range of estimates if no point within the range is a better estimate. Where it believes that both the amount of a particular liability and the timing of the payments are reliably determinable, the Company adjusts the cost in current dollars using a rate of 3% for inflation until the time of expected payment and discounts the cost to present value using current risk-free interest rates. As of May 30, 2015, the risk-free interest rates utilized by the Company ranged from 2.1% to 2.9%.

For environmental liabilities that have been discounted, the Company includes interest accretion, based on the effective interest method, in selling and administrative expenses on the Consolidated Statements of Income. The changes to the Company’s environmental liabilities for the thirty-nine weeks ended May 30, 2015 were as follows (in thousands):

May 30, 2015
Beginning balance as of August 30, 2014	$19,846
Payments made for which reserves had been provided	(1,806)
Insurance proceeds received	96
Interest accretion	452
Revision in estimates	3,025
Change in discount rates	399

Balance as of May 30, 2015	$22,012

Anticipated payments and insurance proceeds of currently identified environmental remediation liabilities as of May 30, 2015, for the next five fiscal years and thereafter, as measured in current dollars, are reflected below.

(In thousands)	2015	2016	2017	2018	2019	Thereafter	Total
Estimated costs – current dollars	$3,412	$4,940	$1,663	$745	$863	$12,406	$24,029

Estimated insurance proceeds	(77)	(159)	(173)	(159)	(173)	(1,430)	(2,171)

Net anticipated costs	$3,335	$4,781	$1,490	$586	$690	$10,976	$21,858

Effect of inflation							7,528
Effect of discounting							(7,374)

Balance as of May 30, 2015							$22,012

Estimated insurance proceeds are primarily received from an annuity received as part of a legal settlement with an insurance company. Annual proceeds of approximately $0.3 million are deposited into an escrow account which funds remediation and monitoring costs for three sites related to former operations in Williamstown, Vermont. Annual proceeds received but not expended in the current year accumulate in this account and may be used in future years for costs related to this site through the year 2027. As of May 30, 2015, the balance in this escrow account, which is held in a trust and is not recorded in the Company’s accompanying Consolidated Balance Sheet, was approximately $3.2 million. Also included in estimated insurance proceeds are amounts the Company is entitled to receive pursuant to legal settlements as reimbursements from three insurance companies for estimated costs at the site in Uvalde, Texas.

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

As previously disclosed, in February 2015 the Company and its insurers entered into a Settlement and Release Agreement (the “Settlement Agreement”) with respect to pending and potential future suits against the Company relating to New England Compounding Center’s (“NECC”) highly-publicized compounding and sale of tainted methylprednisolone acetate, which reportedly resulted in a widespread outbreak of fungal meningitis and other infections.  It has been reported that over 60 people died and another approximately 700 people were allegedly seriously injured as a result of this outbreak.  These suits against the Company related to the limited, once-a-month cleaning services the Company provided to portions of NECC’s cleanroom facilities.

In accordance with the Settlement Agreement and NECC’s Chapter 11 Plan (the “Plan”), and pursuant to orders issued by the bankruptcy court adjudicating NECC’s bankruptcy, the settlement is now final and not subject to any appeals. Under the settlement, the Company’s insurers paid the full settlement amount of $30.5 million and the Company received the benefit of the releases and injunction set forth in the Plan, which bar all persons from asserting any claims against the Company relating to the NECC matter.

11. Income Taxes

The Company’s effective income tax rate was 38.5% for both the thirteen and thirty-nine weeks ended May 30, 2015, as compared to 38.3% and 38.4% for the thirteen and thirty-nine weeks ended May 31, 2014, respectively. The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense which is consistent with the recognition of these items in prior reporting periods. During the thirty-nine weeks ended May 30, 2015, there were no material changes in the amount of unrecognized tax benefits or the amount accrued for interest and penalties.

U.S. and Canadian federal income tax statutes have lapsed for filings up to and including fiscal years 2011 and 2007, respectively, and the Company has concluded an audit of U.S. federal income taxes for 2010 and 2011. With a few exceptions, the Company is no longer subject to state and local income tax examinations for periods prior to fiscal 2010. The Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change significantly in the next 12 months.

12. Long-Term Debt

On May 5, 2011, the Company entered into a $250.0 million unsecured revolving credit agreement (the “Credit Agreement”) with a syndicate of banks, which matures on May 4, 2016. Under the Credit Agreement, the Company is able to borrow funds at variable interest rates based on, at the Company’s election, the Eurodollar rate or a base rate, plus in each case a spread based on the Company’s consolidated funded debt ratio. Availability of credit requires compliance with certain financial and other covenants, including a maximum consolidated funded debt ratio and minimum consolidated interest coverage ratio as defined in the Credit Agreement. The Company tests its compliance with these financial covenants on a fiscal quarterly basis. At May 30, 2015, the interest rates applicable to the Company’s borrowings under the Credit Agreement would be calculated as LIBOR plus 75 basis points at the time of the respective borrowing. As of May 30, 2015, the Company had no outstanding borrowings, outstanding letters of credit amounting to $53.6 million and $196.4 million available for borrowing under the Credit Agreement.

On September 14, 2006, the Company issued $100.0 million of floating rates notes (“Floating Rate Notes”) pursuant to a Note Purchase Agreement, which bore interest at LIBOR plus 50 basis points. On September 14, 2013, the Floating Rate Notes matured and were repaid in full from the Company’s cash reserves.

As of May 30, 2015, the Company was in compliance with all covenants under the Credit Agreement.

13. Accumulated Other Comprehensive (Loss) Income

The changes in each component of accumulated other comprehensive (loss) income, net of tax, for the thirteen and thirty-nine weeks ended May 30, 2015 and May 31, 2014 were as follows (in thousands):

	Thirteen Weeks Ended May 30, 2015
	Foreign Currency Translation	Pension- related	Derivative Financial Instruments	Total Accumulated Other Comprehensive (Loss) Income
Balance as of February 28, 2015	$(14,181)	$(6,510)	$(644)	$(21,335)

Other comprehensive (loss) income before reclassification	62	—	219	281
Amounts reclassified from accumulated other comprehensive loss	—	—	70	70
Net current period other comprehensive (loss) income	62	—	289	351

Balance as of May 30, 2015	$(14,119)	$(6,510)	$(355)	$(20,984)

	Thirty-nine Weeks Ended May 30, 2015
	Foreign Currency Translation	Pension- related	Derivative Financial Instruments	Total Accumulated Other Comprehensive (Loss) Income
Balance as of August 30, 2014	$2,711	$(5,244)	$—	$(2,533)

Other comprehensive (loss) income before reclassification	(16,830)	(1,417)	(425)	(18,672)
Amounts reclassified from accumulated other comprehensive loss	—	151	70	221
Net current period other comprehensive (loss) income	(16,830)	(1,266)	(355)	(18,451)

Balance as of May 30, 2015	$(14,119)	$(6,510)	$(355)	$(20,984)

	Thirteen Weeks Ended May 31, 2014
	Foreign Currency Translation	Pension- related	Derivative Financial Instruments	Total Accumulated Other Comprehensive (Loss) Income
Balance as of March 1, 2014	$1,148	$(4,118)	$—	$(2,970)

Other comprehensive (loss) income before reclassification	2,338	—	—	2,338
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—
Net current period other comprehensive (loss) income	2,338	—	—	2,338

Balance as of May 31, 2014	$3,486	$(4,118)	$—	$(632)

	Thirty-nine Weeks Ended May 31, 2014
	Foreign Currency Translation	Pension- related	Derivative Financial Instruments	Total Accumulated Other Comprehensive (Loss) Income
Balance as of August 31, 2013	$5,563	$(4,118)	$—	$1,445

Other comprehensive (loss) income before reclassification	(2,077)	—	—	(2,077)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—
Net current period other comprehensive (loss) income	(2,077)	—	—	(2,077)

Balance as of May 31, 2014	$3,486	$(4,118)	$—	$(632)

Amounts reclassified from accumulated other comprehensive income, net of tax, for the thirteen and thirty-nine weeks ended May 30, 2015 and May 31, 2014 were as follows (in thousands):

	Thirteen weeks ended			Thirty-nine weeks ended
	May 30,		May 31,	May 30,		May 31,
	2015		2014	2015		2014
Pension benefit liabilities, net:
Actuarial losses	$—		$—	$151	(a)	$—
Total, net of tax	—		—	151		—
Derivative financial instruments, net:
Forward contracts	70	(b)	—	70	(b)	—
Total, net of tax	70		—	70		—
Total amounts reclassified, net of tax	70		—	221		—

(a)	Amounts included in selling and administrative expenses in the accompanying Consolidated Statements of Income.

(b)	Amounts included in revenues in the accompanying Consolidated Statements of Income.

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

The Company refers to the US and Canadian Rental and Cleaning, MFG, and Corporate reporting segments combined as its “Core Laundry Operations,” which is included as a subtotal in the following tables (in thousands):

	US and
	Canadian					Subtotal
	Rental and		Net Interco			Core Laundry		Specialty
Thirteen weeks ended	Cleaning	MFG	MFG Elim	Corporate		Operations	Garments	First Aid	Total

May 30, 2015
Revenues	$323,584	$46,997	$(46,997)	$4,186		$327,770	$25,854	$11,950	$365,574

Income (loss) from operations	$53,537	$16,984	$(431)	$(23,156)		$46,934	$4,032	$1,386	$52,352

Interest (income) expense, net	$(785)	$—	$—	$222		$(563)	$—	$—	$(563)

Income (loss) before taxes	$54,344	$17,015	$(431)	$(23,413)		$47,515	$3,942	$1,386	$52,843

May 31, 2014
Revenues	$309,409	$46,401	$(46,401)	$3,896		$313,305	$27,619	$11,314	$352,238

Income (loss) from operations	$50,124	$16,509	$(1,332)	$(20,803)		$44,498	$3,992	$999	$49,489

Interest (income) expense, net	$(753)	$—	$—	$89		$(664)	$—	$—	$(664)

Income (loss) before taxes	$50,872	$16,477	$(1,332)	$(20,862)		$45,155	$3,960	$999	$50,114

Thirty-nine weeks ended

May 30, 2015
Revenues	$982,435	$149,669	$(149,669)	$13,250		$995,685	$66,991	$34,721	$1,097,397

Income (loss) from operations	$168,527	$52,218	$(2,563)	$(73,451	)(a)	$144,731	$5,865	$3,896	$154,492

Interest (income) expense, net	$(2,456)	$—	$—	$572		$(1,884)	$—	$—	$(1,884)

Income (loss) before taxes	$171,033	$52,341	$(2,563)	$(74,314)		$146,497	$4,660	$3,896	$155,053

May 31, 2014
Revenues	$927,193	$132,735	$(132,735)	$11,299		$938,492	$72,468	$31,949	$1,042,909

Income (loss) from operations	$155,277	$46,382	$(2,234)	$(63,112)		$136,313	$7,063	$2,477	$145,853

Interest (income) expense, net	$(2,348)	$—	$—	$466		$(1,882)	$—	$—	$(1,882)

Income (loss) before taxes	$157,599	$46,240	$(2,234)	$(63,597)		$138,008	$7,209	$2,477	$147,694

(a)

The Company increased its environmental contingency reserves during the thirty-nine weeks ended May 30, 2015 by $3.4 million. This increase was due to additional costs the Company expects to incur associated with the construction of a planned municipal transit station in the area of its Somerville site as well as the impact of lower interest rates in calculating the net present value of its anticipated future environmental liabilities.

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

Results of Operations

The following table presents certain selected financial data, including the percentage of revenues represented by each item, for the thirteen and thirty-nine weeks ended May 30, 2015 and the thirteen and thirty-nine weeks ended May 31, 2014.

	Thirteen weeks ended					Thirty-nine weeks ended
(In thousands, except percentages)	May 30, 2015	% of Rev.	May 31, 2014	% of Rev.	% Change	May 30, 2015	% of Rev.	May 31, 2014	% of Rev.	% Change

Revenues	$365,574	100.0%	$352,238	100.0%	3.8%	$1,097,397	100.0%	$1,042,909	100.0%	5.2%

Operating expenses:
Cost of revenues (1)	221,995	60.7	216,644	61.5	2.5	665,222	60.6	640,341	61.4	3.9
Selling and administrative expenses (1)	72,205	19.8	67,996	19.3	6.2	221,832	20.2	203,478	19.5	9.0
Depreciation and amortization	19,022	5.2	18,109	5.1	5.0	55,851	5.1	53,237	5.1	4.9
Total operating expenses	313,222	85.7	302,749	86.0	3.5	942,905	85.9	897,056	86.0	5.1

Income from operations	52,352	14.3	49,489	14.0	5.8	154,492	14.1	145,853	14.0	5.9

Other expense (income)	(491)	(0.1)	(625)	(0.2)	(21.4)	(561)	(0.1)	(1,841)	(0.2)	(69.5)

Income before income taxes	52,843	14.5	50,114	14.2	5.4	155,053	14.1	147,694	14.2	5.0
Provision for income taxes	20,344	5.6	19,170	5.4	6.1	59,695	5.4	56,641	5.4	5.4

Net income	$32,499	8.9%	$30,944	8.8%	5.0%	$95,358	8.7%	$91,053	8.7%	4.7%

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

We have a substantial number of plants and conduct a significant portion of our business in energy producing regions in the U.S and Canada. The price of oil has declined dramatically over the past year. This decline has directly affected our customers in the oil industry, as they have curtailed their level of operations, and has had a corresponding effect on our customers in businesses which service or supply the oil industry as well as our customers in unrelated businesses located in areas which had benefited from the economic expansion generated by the robust growth driven by the higher oil prices in prior years. As a result, our organic growth has been impacted by elevated headcount reductions in our wearer base as well as increased lost accounts, which will also have an impact on organic growth for the remainder of fiscal 2015 and into fiscal 2016. On the other hand, we have benefited from lower costs of the gasoline used to fuel our vehicles and the natural gas used to operate our plants. Since there are substantial uncertainties regarding the extent, timing and effect of lower oil prices, it is difficult to quantify the positive and negative impacts on our future financial results from lower oil prices. Nevertheless, we believe that if oil prices remain depressed that the benefits from lower energy costs will be outweighed by the revenues and profits we continue to lose as a result of the cutbacks by our customers in the oil industry and other affected businesses.

The cost of healthcare that we provide to our employees has grown over the last few years at a rate in excess of our revenue growth and as a result, has negatively impacted our operating results. In fiscal 2015, the Affordable Care Act (“ACA”) has required us to modify one of the healthcare plans we provide to our employees. In addition, we will incur additional costs related to ACA transitional reinsurance fees that will be paid in fiscal years 2015, 2016 and 2017. There remains considerable uncertainty as to the impact of the ACA on our healthcare costs, including the effect of the plan modifications on the behavior of our employees as well as the potential for increased enrollment in our plans. Although uncertainty exists, we anticipate that our future operating results will continue to be further adversely impacted by increasing healthcare costs.

We are currently undertaking a company-wide initiative to update our customer relationship management systems. As of May 30, 2015, we have capitalized $40.0 million related to our CRM project (“Unity 20/20”). Although we will not deploy this system in fiscal 2015, we continue to make investments in IT infrastructure, including headcount, to help support this and other technology initiatives. In addition, our future operating results will be impacted by the eventual depreciation of our Unity 20/20 investment.

A portion of our sales is derived from international markets, including Canada. Revenues denominated in currencies other than the U.S. dollar represented approximately 8.1% and 8.5% of total consolidated revenues for the thirteen and thirty-nine weeks ended May 30, 2015, respectively. Revenues denominated in currencies other than the U.S. dollar represented approximately 10.0% and 9.8% of total consolidated revenues for the thirteen and thirty-nine weeks ended May 31, 2014, respectively. The operating results of our international subsidiaries are translated into U.S. dollars and such results are affected by movements in foreign currencies relative to the U.S. dollar. In addition, fluctuations in the Canadian dollar may have an effect on the margins of our Canadian business because a weaker Canadian dollar will increase the cost of merchandise and other operational inputs that are sourced from outside of Canada. Our operating results in future years could be negatively impacted by any devaluation, as compared to the U.S. dollar, of the Canadian dollar or any of the currencies of the other countries in which we operate.

In January 2015, we entered into sixteen forward contracts to exchange Canadian dollars (“CAD”) for U.S. dollars at fixed exchange rates in order to manage our exposure related to certain forecasted CAD denominated sales of one of our subsidiaries. The hedged transactions are specified as the first amount of CAD denominated revenues invoiced by one of our domestic subsidiaries each fiscal quarter, beginning in the third fiscal quarter of 2015 and continuing through the second fiscal quarter of 2019. In total, we will sell approximately 31.0 million CAD at an average Canadian-dollar exchange rate of 0.7825 over these quarterly periods. We concluded that the forward contracts met the criteria to qualify as a cash flow hedge under US GAAP. Accordingly, we have reflected all changes in the fair value of the forward contracts in accumulated other comprehensive income (loss), a component of shareholders’ equity. Upon the maturity of each foreign exchange forward contract, the gain or loss on the contract will be recorded as an adjustment to revenues.

As of May 30, 2015, we had forward contracts with a notional value of approximately 27.8 million CAD outstanding and recorded the fair value of the contracts of $0.6 million in current accrued liabilities and a corresponding loss of $0.4 million in accumulated other comprehensive income (loss), which was net of the associated tax benefit. During the thirteen and thirty-nine weeks ended May 30, 2015, we reclassified $0.1 million from accumulated other comprehensive income (loss) to revenue, related to the derivative financial instruments. The loss in accumulated other comprehensive income (loss) as of May 30, 2015 is expected to be reclassified to revenues prior to its maturity on February 22, 2019.

The current worldwide economic uncertainty may negatively impact our revenues and operating performance in fiscal 2015 and beyond due to the impact on spending plans and the employment levels of our customers and sales prospects.

Thirteen weeks ended May 30, 2015 compared with thirteen weeks ended May 31, 2014

Revenues

	May 30,	May 31,	Dollar	Percent
(In thousands, except percentages)	2015	2014	Change	Change

Core Laundry Operations	$327,770	$313,305	$14,465	4.6%
Specialty Garments	25,854	27,619	(1,765)	(6.4)
First Aid	11,950	11,314	636	5.6
Consolidated total	$365,574	$352,238	$13,336	3.8%

For the thirteen weeks ended May 30, 2015, our consolidated revenues increased $13.3 million from the comparable period in fiscal 2014, or 3.8%. This increase was primarily due to a $14.5 million increase in revenues from our Core Laundry Operations. Core Laundry Operations’ revenue increased to $327.8 million for the thirteen weeks ended May 30, 2015 from $313.3 million for the comparable period of fiscal 2014, or 4.6%. Core Laundry Operations’ organic growth, which consists primarily of new sales, price increases, and net changes in the wearer levels at our existing customers, offset by lost accounts was 4.7%. Organic growth also excludes the negative impact of the weaker Canadian dollar as well as the positive contribution from acquisitions. Organic growth in the thirteen weeks ended May 30, 2015 benefited from stronger new account sales as well as certain annual price adjustments. These benefits were partially offset by decreases in the net wearer counts at our existing customers primarily due to reductions at customers that directly or indirectly support energy production, including oil in particular, as well as higher lost accounts compared to a year ago.

Specialty Garments’ revenues decreased to $25.9 million in the third fiscal quarter of 2015 from $27.6 million in the comparable period of fiscal 2014, a decrease of $1.8 million or 6.4%. This decrease was primarily the result of the negative impact of a weaker Canadian dollar and Euro. In addition, this segment’s results are affected by the timing and length of its customers’ power reactor outages as well as its project-based activities. First Aid revenues increased to $12.0 million in the third quarter of 2015 from $11.3 million in the comparable period of fiscal 2014, an increase of $0.6 million or 5.6%.

Cost of Revenues

Cost of revenues decreased as a percentage of revenues from 61.5% of revenues, or $216.6 million, for the thirteen weeks ended May 31, 2014 to 60.7% of revenues, or $222.0 million, for the thirteen weeks ended May 30, 2015. This decrease as a percentage of revenues was primarily due to lower fuel costs associated with our fleet of delivery vehicles and lower natural gas costs. This decrease as a percentage of revenues was partially offset by higher merchandise amortization costs during the quarter.

Selling and Administrative Expense

For the thirteen weeks ended May 30, 2015, selling and administrative expenses increased to 19.8% of revenues, or $72.2 million, from 19.3% of revenues, or $68.0 million, for the thirteen weeks ended May 31, 2014. This increase was primarily due to an increase in costs related to IT infrastructure investments as well as other miscellaneous administrative expenses during the thirteen weeks ended May 30, 2015.

Depreciation and Amortization

Our depreciation and amortization expense was $19.0 million, or 5.2% of revenues, for the thirteen weeks ended May 30, 2015 compared to $18.1 million, or 5.1% of revenues, for the thirteen weeks ended May 31, 2014. The increase in depreciation and amortization expense was due to capital expenditure and acquisition activity in earlier periods.

Income from Operations

For the thirteen weeks ended May 30, 2015 and May 31, 2014, changes in our revenues and costs as discussed above resulted in the following changes in our income from operations:

	May 30,	May 31,	Dollar	Percent
(In thousands, except percentages)	2015	2014	Change	Change

Core Laundry Operations	$46,934	$44,498	$2,436	5.5%
Specialty Garments	4,032	3,992	40	1.0
First Aid	1,386	999	387	38.7
Consolidated total	$52,352	$49,489	$2,863	5.8%

Other (Income) Expense

Other (income) expense, which includes interest expense, interest income and exchange rate loss, was $0.5 million of income in the thirteen weeks ended May 30, 2015 compared to $0.6 million of income in the thirteen weeks ended May 31, 2014. This change was primarily due to a $0.1 million increase in interest expense in the thirteen weeks ended May 30, 2015 compared to the thirteen weeks ended May 31, 2014.

Provision for Income Taxes

Our effective income tax rate was 38.5% for the thirteen weeks ended May 30, 2015, compared to 38.3% for the thirteen weeks ended May 31, 2014.

Thirty-nine weeks ended May 30, 2015 compared with Thirty-nine weeks ended May 31, 2014

Revenues

	May 30,	May 31,	Dollar	Percent
(In thousands, except percentages)	2015	2014	Change	Change

Core Laundry Operations	$995,685	$938,492	$57,193	6.1%
Specialty Garments	66,991	72,468	(5,477)	(7.6)
First Aid	34,721	31,949	2,772	8.7
Consolidated total	$1,097,397	$1,042,909	$54,488	5.2%

For the thirty-nine weeks ended May 30, 2015, our consolidated revenues increased by $54.5 million from the comparable period in fiscal 2014, or 5.2%. Core Laundry Operations’ revenues increased to $995.7 million for the thirty-nine weeks ended May 30, 2015 from $938.5 million for the comparable period of fiscal 2014, an increase of 6.1%. Excluding the effect of acquisitions and a weaker Canadian dollar, Core Laundry Operations’ revenues grew 6.2% organically. Organic growth consists primarily of new sales, price increases, and net changes in the wearer levels at our existing customers, offset by lost accounts. Organic growth in the thirty-nine weeks ended May 30, 2015 benefited from stronger new account sales as well as certain annual price adjustments. These benefits were partially offset by decreases in the net wearer counts at our existing customers primarily due to reductions at customers that directly or indirectly support energy production, including oil in particular, as well as higher lost accounts compared to a year ago.

Specialty Garments’ revenues decreased to $67.0 million in the thirty-nine weeks ended May 30, 2015 from $72.5 million in the comparable period of 2014, a decrease of 7.6%. This decrease was the result of reduced power reactor business in North America compared to a year ago as well as the impact of a weaker Canadian dollar and Euro. In addition, this segment’s results are affected by the timing and length of its customers’ power reactor outages as well as its project-based activities. First Aid’s revenues increased to $34.7 million for the thirty-nine weeks ended May 30, 2015 from $31.9 million for the comparable period of fiscal 2014, an increase of 8.7%. This increase was primarily due to strong new sales in both its van-based business, where it sells first aid cabinet services and other safety supplies, as well as its wholesale distribution and pill packaging operations.

Cost of Revenues

For the thirty-nine weeks ended May 30, 2015, cost of revenues decreased as a percentage of revenues to 60.6% of revenues, or $665.2 million, from 61.4% of revenues, or $640.3 million, for the thirty-nine weeks ended May 31, 2014. This decrease as a percentage of revenues was primarily due to lower fuel costs associated with our fleet of delivery vehicles and lower natural gas costs. This decrease was offset by higher merchandise amortization costs as a percentage of revenues in the thirty-nine weeks ended May 30, 2015 compared to the same period in fiscal 2014.

Selling and Administrative Expense

Our selling and administrative expenses increased to 20.2% of revenues, or $221.8 million, for the thirty-nine weeks ended May 30, 2015 from 19.5% of revenues, or $203.5 million, for the thirty-nine weeks ended May 31, 2014. This increase was primarily due higher legal expenses and reserves related to miscellaneous legal matters, as well as higher costs related to IT infrastructure investments. In addition, we increased our environmental contingency reserves during the thirty-nine weeks ended May 30, 2015 by $3.4 million. This increase was due to additional costs we expect to incur associated with the construction of a planned municipal transit station in the area of our Somerville site as well as the impact of lower interest rates on the discounting of our environmental liabilities.

 Depreciation and Amortization

Our depreciation and amortization expense was $55.9 million, or 5.1% of revenues, for the thirty-nine weeks ended May 30, 2015 compared to $53.2 million, or 5.1% of revenues, for the thirty-nine weeks ended May 31, 2014. Depreciation and amortization expense increased due to capital expenditure and acquisition activity in earlier periods.

Income from Operations

For the thirty-nine weeks ended May 30, 2015 and May 31, 2014, the revenue growth in our operations, as well as the change in our costs as discussed above, resulted in the following changes in our income from operations:

	May 30,	May 31,	Dollar	Percent
(In thousands, except percentages)	2015	2014	Change	Change

Core Laundry Operations	$144,731	$136,313	$8,418	6.2%
Specialty Garments	5,865	7,063	(1,198)	(17.0)
First Aid	3,896	2,477	1,419	57.3
Consolidated total	$154,492	$145,853	$8,639	5.9%

Other (Income) Expense

Other (income) expense, which includes interest expense, interest income and foreign currency exchange loss, was income of $0.6 million for the thirty-nine weeks ended May 30, 2015 as compared to income of $1.8 million for the thirty-nine weeks ended May 31, 2014. This decrease was primarily the result of foreign currency losses of approximately $1.3 million in the thirty-nine weeks ended May 30, 2015 compared to a nominal loss in the thirty-nine weeks ended May 31, 2014.

Provision for Income Taxes

Our effective income tax rate was 38.5% for the thirty-nine weeks ended May 30, 2015, as compared to 38.4% for the thirty-nine weeks ended May 31, 2014.

Liquidity and Capital Resources

General

Cash and cash equivalents totaled $235.7 million as of May 30, 2015, an increase of $43.9 million from August 30, 2014 when the amount totaled $191.8 million. Our working capital was $454.9 million as of May 30, 2015 compared to $398.2 million as of August 30, 2014. In addition, we generated $158.4 million and $194.6 million in cash from operating activities in the thirty-nine weeks ended May 30, 2015 and the full fiscal year ended August 30, 2014, respectively. We believe that our current cash and cash equivalent balances, our cash generated from future operations and amounts available under our Credit Agreement (defined below) will be sufficient to meet our current anticipated working capital and capital expenditure requirements for at least the next 12 months.

We have accumulated $56.7 million in cash outside the United States that is expected to be invested indefinitely in our foreign subsidiaries. If these funds were distributed to the U.S. in the form of dividends, we would likely be subject to additional U.S. income taxes. However, we do not believe that any resulting taxes payable would have a material impact on our liquidity.

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

Cash Provided by Operating Activities

Cash provided by operating activities for the thirty-nine weeks ended May 30, 2015 was $158.4 million, an increase of $26.1 million from the thirty-nine weeks ended May 31, 2014 when cash provided by operating activities was $132.3 million. This net increase was primarily driven by the following factors:

●	An increase in cash flows of $12.9 million generated by changes in working capital primarily due to the timing of our vendor payments as well as changes in our rental merchandise in service;
●	An increase in cash flows of $13.3 million generated by higher net income, adjusted for non-cash items.

Cash Used in Investing Activities

Cash used in investing activities for the thirty-nine weeks ended May 30, 2015 was $103.2 million, an increase of $28.4 million from the thirty-nine weeks ended May 31, 2014 when cash used in investing activities was $74.8 million. The net increase in cash used in investing activities was primarily driven by an increase in cash outflows of $19.0 million for the acquisition of businesses as well as an increase in cash outflows of $7.8 million for capital expenditures during the thirty-nine weeks ended May 30, 2015 compared to the same period in the prior year.

Cash Used in Financing Activities

Cash used in financing activities for the thirty-nine weeks ended May 30, 2015 was $3.3 million, a decrease of $99.0 million from the thirty-nine weeks ended May 31, 2014 when cash used in financing activities was $102.3 million. This change was primarily due to the repayment of $100.0 million of Floating Rate Notes (defined below) that came due in September 2013.

Long-Term Debt and Borrowing Capacity

On May 5, 2011, we entered into a $250.0 million unsecured revolving credit agreement (the “Credit Agreement”) with a syndicate of banks, which matures on May 4, 2016. Under the Credit Agreement, we are able to borrow funds at variable interest rates based on, at our election, the Eurodollar rate or a base rate, plus in each case a spread based on our consolidated funded debt ratio. Availability of credit requires compliance with certain financial and other covenants, including a maximum consolidated funded debt ratio and minimum consolidated interest coverage ratio as defined in the Credit Agreement. We test our compliance with these financial covenants on a fiscal quarterly basis. At May 30, 2015, the interest rates applicable to our borrowings under the Credit Agreement would be calculated as LIBOR plus 75 basis points at the time of the respective borrowing. As of May 30, 2015, we had no outstanding borrowings, letters of credit amounting to $53.6 million and $196.4 million available for borrowing under the Credit Agreement.

On September 14, 2006, we issued $100.0 million of floating rates notes (“Floating Rate Notes”) pursuant to a Note Purchase Agreement, which bore interest at LIBOR plus 50 basis points. On September 14, 2013, the Floating Rate Notes matured and were repaid in full from our cash reserves.

As of May 30, 2015, we were in compliance with all covenants under the Credit Agreement.

Derivative Instruments and Hedging Activities

In January 2015, we entered into sixteen forward contracts to exchange Canadian dollars (“CAD”) for U.S. dollars at fixed exchange rates in order to manage its exposure related to certain forecasted CAD denominated sales of one of our subsidiaries. The hedged transactions are specified as the first amount of CAD denominated revenues invoiced by one of our domestic subsidiaries each fiscal quarter, beginning in the third fiscal quarter of 2015 and continuing through the second fiscal quarter of 2019. In total, we will sell approximately 31.0 million CAD at an average Canadian-dollar exchange rate of 0.7825 over these quarterly periods. We concluded that the forward contracts met the criteria to qualify as a cash flow hedge under US GAAP. Accordingly, we have reflected all changes in the fair value of the forward contracts in accumulated other comprehensive income (loss), a component of shareholders’ equity. Upon the maturity of each foreign exchange forward contract, the gain or loss on the contract will be recorded as an adjustment to revenues.

As of May 30, 2015, we had forward contracts with a notional value of approximately 27.8 million CAD outstanding and recorded the fair value of the contracts of $0.6 million in current accrued liabilities and a corresponding loss of $0.4 million in accumulated other comprehensive income (loss), which was net of the associated tax benefit. During the thirteen and thirty-nine weeks ended May 30, 2015, we reclassified $0.1 million from accumulated other comprehensive income (loss) to revenue, related to the derivative financial instruments. The loss in accumulated other comprehensive income (loss) as of May 30, 2015 is expected to be reclassified to revenues prior to its maturity on February 22, 2019.

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

We have accrued certain costs related to the sites described above as it has been determined that the costs are probable and can be reasonably estimated. We have potential exposure related to a parcel of land (the “Central Area”) related to the Woburn, Massachusetts site discussed above. Currently, the consent decree for the Woburn site does not define or require any remediation work in the Central Area. The United States Environmental Protection Agency (the “EPA”) has provided us and other signatories to the consent decree with comments on the design and implementation of groundwater and soil remedies at the Woburn site and investigation of environmental conditions in the Central Area. We, and other signatories, have implemented and proposed to do additional work at the Woburn site but many of the EPA’s comments remain to be resolved. We have accrued costs to perform certain work responsive to EPA’s comments. We are also in discussions with EPA concerning its invoices for oversight costs with respect to the Woburn site and the Central Area. We have implemented mitigation measures and continue to monitor environmental conditions at the Somerville, Massachusetts site. We increased our environmental contingency reserves during the thirty-nine weeks ended May 30, 2015 by $3.4 million. This increase was due to additional costs we expect to incur associated with the construction of a planned municipal transit station in the area of our Somerville site as well as the impact of lower interest rates on the discounting of our environmental liabilities.

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

There is usually a range of reasonable estimates of the costs associated with each site. In accordance with US GAAP, our accruals represent the amount within the range that we believe is the best estimate or the low end of a range of estimates if no point within the range is a better estimate. When we believe that both the amount of a particular liability and the timing of the payments are reliably determinable, we adjust the cost in current dollars using a rate of 3% for inflation until the time of expected payment and discount the cost to present value using current risk-free interest rates. As of May 30, 2015, the risk-free interest rates we utilized ranged from 2.1% to 2.9%.

For environmental liabilities that have been discounted, we include interest accretion, based on the effective interest method, in selling and administrative expenses on the Consolidated Statements of Income. The changes to the amounts of our environmental liabilities for the thirty-nine weeks ended May 30, 2015 were as follows (in thousands):

May 30, 2015
Beginning balance as of August 30, 2014	$19,846
Payments made for which reserves had been provided	(1,806)
Insurance proceeds received	96
Interest accretion	452
Revision in estimates	3,025
Change in discount rates	399

Balance as of May 30, 2015	$22,012

Anticipated payments and insurance proceeds relating to currently identified environmental remediation liabilities as of May 30, 2015, for the next five fiscal years and thereafter, as measured in current dollars, are reflected below.

(In thousands)	2015	2016	2017	2018	2019	Thereafter	Total
Estimated costs – current dollars	$3,412	$4,940	$1,663	$745	$863	$12,406	$24,029

Estimated insurance proceeds	(77)	(159)	(173)	(159)	(173)	(1,430)	(2,171)

Net anticipated costs	$3,335	$4,781	$1,490	$586	$690	$10,976	$21,858

Effect of inflation							7,528
Effect of discounting							(7,374)

Balance as of May 30, 2015							$22,012

Estimated insurance proceeds are primarily received from an annuity received as part of our legal settlement with an insurance company. Annual proceeds of approximately $0.3 million are deposited into an escrow account which funds remediation and monitoring costs for three sites related to our former operations in Williamstown, Vermont. Annual proceeds received but not expended in the current year accumulate in this account and may be used in future years for costs related to this site through the year 2027. As of May 30, 2015, the balance in this escrow account, which is held in a trust and is not recorded in our Consolidated Balance Sheet, was approximately $3.2 million. Also included in estimated insurance proceeds are amounts we are entitled to receive pursuant to legal settlements as reimbursements from three insurance companies for estimated costs at the site in Uvalde, Texas.

Our nuclear garment decontamination facilities are licensed by the Nuclear Regulatory Commission (“NRC”), or, in certain cases, by the applicable state agency, and are subject to regulation by federal, state and local authorities. There can be no assurance that such regulation will not lead to material disruptions in our garment decontamination business.

From time to time, we are also subject to legal proceedings and claims arising from the conduct of our business operations, including personal injury claims, customer contract matters, employment claims and environmental matters as described above. During the thirteen weeks ended May 30, 2015, we recorded higher legal expenses and reserves related to miscellaneous legal matters, including NECC, which were largely offset by the recording of the expected insurance recovery of defense costs associated with the NECC matter.

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

As previously disclosed, in February 2015, we and our insurers entered into a Settlement and Release Agreement (the “Settlement Agreement”) with respect to pending and potential future suits against us relating to New England Compounding Center’s (“NECC”) highly-publicized compounding and sale of tainted methylprednisolone acetate, which reportedly resulted in a widespread outbreak of fungal meningitis and other infections.  It has been reported that over 60 people died and another approximately 700 people were allegedly seriously injured as a result of this outbreak.  These suits against us related to the limited, once-a-month cleaning services we provided to portions of NECC’s cleanroom facilities.

In accordance with the Settlement Agreement and NECC’s Chapter 11 Plan (the “Plan”), and pursuant to orders issued by the bankruptcy court adjudicating NECC’s bankruptcy, the settlement is now final and not subject to any appeals. Under the settlement, our insurers paid the full settlement amount of $30.5 million and we received the benefit of the releases and injunction set forth in the Plan, which bar all persons from asserting any claims against us relating to the NECC matter.

Off-Balance Sheet Arrangements

As of May 30, 2015, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Securities and Exchange Commission Regulation S-K.

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

Contractual Obligations and Other Commercial Commitments

As of May 30, 2015, except as discussed below, there were no material changes in our contractual obligations that were disclosed in our Annual Report on Form 10-K for the year ended August 30, 2014.

In January 2015, we entered into sixteen forward contracts to exchange Canadian dollars (“CAD”) for U.S. dollars at fixed exchange rates in order to manage its exposure related to certain forecasted CAD denominated sales of one of our subsidiaries. The hedged transactions are specified as the first amount of CAD denominated revenues invoiced by one of our domestic subsidiaries each fiscal quarter, beginning in the third fiscal quarter of 2015 and continuing through the second fiscal quarter of 2019. In total, we will sell approximately 31.0 million CAD at an average Canadian-dollar exchange rate of 0.7825 over these quarterly periods. We concluded that the forward contracts met the criteria to qualify as a cash flow hedge under US GAAP. Accordingly, we have reflected all changes in the fair value of the forward contracts in accumulated other comprehensive income (loss), a component of shareholders’ equity. Upon the maturity of each foreign exchange forward contract, the gain or loss on the contract will be recorded as an adjustment to revenues.

As of May 30, 2015, we had forward contracts with a notional value of approximately 27.8 million CAD outstanding and recorded the fair value of the contracts of $0.6 million in current accrued liabilities and a corresponding loss of $0.4 million in accumulated other comprehensive income (loss), which was net of the associated tax benefit. During the thirteen and thirty-nine weeks ended May 30, 2015, we reclassified $0.1 million from accumulated other comprehensive income (loss) to revenue, related to the derivative financial instruments. The loss in accumulated other comprehensive income (loss) as of May 30, 2015 is expected to be reclassified to revenues prior to its maturity on February 22, 2019.

Recent Accounting Pronouncements

In July 2013, the FASB issued updated accounting guidance on the presentation of unrecognized tax benefits. This update provides that an entity’s unrecognized tax benefits, or a portion of its unrecognized tax benefits, should be presented in its financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, with one exception. That exception states that, to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position, or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This guidance was effective for annual reporting periods, and any interim periods within those annual periods, that began after December 15, 2013 and was to be applied prospectively, with early adoption permitted. We adopted this guidance on August 31, 2014 and the adoption did not have a material impact on our financial statements.

In May 2014, the FASB issued updated accounting guidance for revenue recognition. This update provides a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. This guidance was originally scheduled to be effective for annual reporting periods, and any interim periods within those annual periods, that began after December 15, 2016 and allowed for either full retrospective or modified retrospective application, with early adoption not permitted. Accordingly, the standard will be effective for us on August 27, 2017. On April 1, 2015, the FASB voted in favor of proposing a one year delay of the effective date and to permit companies to voluntarily adopt the new standard as of the original effective date. We are currently evaluating the adoption method we will apply and the impact that this guidance will have on our financial statements and related disclosures.

In February 2015, the FASB issued updated accounting guidance on consolidation requirements. This update changes the guidance with respect to the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. This guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015, with early adoption permitted. Accordingly, the standard will be effective for us on August 28, 2016. We expect that adoption of this guidance will not have a material impact on our financial statements.

In April 2015, the FASB issued updated guidance on the presentation of debt issuance costs. This update changes the guidance with respect to presenting such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. This guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015, with early adoption permitted. Accordingly, the standard will be effective for us on August 28, 2016. We expect that adoption of this guidance will not have a material impact on our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

We have determined that all of our foreign subsidiaries operate primarily in local currencies that represent the functional currencies of such subsidiaries. All assets and liabilities of our foreign subsidiaries are translated into U.S. dollars using the exchange rate prevailing at the balance sheet date. The effects of exchange rate fluctuations on the translation of assets and liabilities are recorded as a component of shareholders’ equity. Revenues and expenses are translated at the average exchange rates in effect during each month of the fiscal year. As such, our financial condition and operating results are affected by fluctuations in the value of the U.S. dollar as compared to currencies in foreign countries. Revenues denominated in currencies other than the U.S. dollar represented approximately 8.1% and 8.5% of total consolidated revenues for the thirteen and thirty-nine weeks ended May 30, 2015, respectively, and total assets denominated in currencies other than the U.S. dollar represented approximately 9.2% and 11.0% of total consolidated assets at May 30, 2015 and August 30, 2014, respectively. If exchange rates had increased or decreased by 10% from the actual rates in effect during the thirteen and thirty-nine weeks ended and as of May 30, 2015, our revenues would have increased or decreased by approximately $3.0 million and $9.4 million, respectively, and assets as of May 30, 2015 would have increased or decreased by approximately $14.0 million.

In January 2015, we entered into sixteen forward contracts to exchange Canadian dollars (“CAD”) for U.S. dollars at fixed exchange rates in order to manage its exposure related to certain forecasted CAD denominated sales of one of our subsidiaries. The hedged transactions are specified as the first amount of CAD denominated revenues invoiced by one of our domestic subsidiaries each fiscal quarter, beginning in the third fiscal quarter of 2015 and continuing through the second fiscal quarter of 2019. In total, we will sell approximately 31.0 million CAD at an average Canadian-dollar exchange rate of 0.7825 over these quarterly periods. We concluded that the forward contracts met the criteria to qualify as a cash flow hedge under US GAAP. Accordingly, we have reflected all changes in the fair value of the forward contracts in accumulated other comprehensive income (loss), a component of shareholders’ equity. Upon the maturity of each foreign exchange forward contract, the gain or loss on the contract will be recorded as an adjustment to revenues.

As of May 30, 2015, we had forward contracts with a notional value of approximately 27.8 million CAD outstanding and recorded the fair value of the contracts of $0.6 million in current accrued liabilities and a corresponding loss of $0.4 million in accumulated other comprehensive income (loss), which was net of the associated tax benefit. During the thirteen and thirty-nine weeks ended May 30, 2015, we reclassified $0.1 million from accumulated other comprehensive income (loss) to revenue, related to the derivative financial instruments. The loss in accumulated other comprehensive income (loss) as of May 30, 2015 is expected to be reclassified to revenues prior to its maturity on February 22, 2019.

Other than the forward contracts, discussed above, we do not operate a hedging program to mitigate the effect of a significant change in the value of our foreign subsidiaries functional currencies, which include the Canadian Dollar, Euro, British Pound, Mexican Peso, and Nicaraguan Cordoba as compared to the U.S. dollar. Any losses or gains resulting from unhedged foreign currency transactions, including exchange rate fluctuations on intercompany accounts are reported as transaction losses (gains) in our other (income) expense. The intercompany payables and receivables are denominated in Canadian Dollars, Euros, British Pounds, Mexican Pesos and Nicaraguan Cordobas. During the thirteen and thirty-nine weeks ended May 30, 2015, transaction losses included in other (income) expense was approximately $0.1 million and $1.3 million, respectively. If the exchange rates had increased or decreased by 10% during the thirteen and thirty-nine weeks ended May 30, 2015, we would have recognized exchange gains or losses of approximately $0.7 million for both periods.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the third quarter of fiscal year 2015 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

As previously disclosed, in February 2015, we and our insurers entered into a Settlement and Release Agreement (the “Settlement Agreement”) with respect to pending and potential future suits against us relating to New England Compounding Center’s (“NECC”) highly-publicized compounding and sale of tainted methylprednisolone acetate, which reportedly resulted in a widespread outbreak of fungal meningitis and other infections.  It has been reported that over 60 people died and another approximately 700 people were allegedly seriously injured as a result of this outbreak.  These suits against us related to the limited, once-a-month cleaning services we provided to portions of NECC’s cleanroom facilities.

In accordance with the Settlement Agreement and NECC’s Chapter 11 Plan (the “Plan”), and pursuant to orders issued by the bankruptcy court adjudicating NECC’s bankruptcy, the settlement is now final and not subject to any appeals. Under the settlement, our insurers paid the full settlement amount of $30.5 million and we received the benefit of the releases and injunction set forth in the Plan, which bar all persons from asserting any claims against us relating to the NECC matter.

As a result of our significant presence in energy producing regions, we expect that if energy prices remain depressed our financial results will be negatively impacted.

We have a substantial number of plants and conduct a significant portion of our business in energy producing regions in the U.S and Canada. The price of oil has declined dramatically over the past year. This decline has directly affected our customers in the oil industry, as they have curtailed their level of operations, and has had a corresponding effect on our customers in businesses which service or supply the oil industry as well as our customers in unrelated businesses located in areas which had benefited from the economic expansion generated by the robust growth driven by the higher oil prices in prior years. As a result, our organic growth has been impacted by elevated headcount reductions in our wearer base as well as increased lost accounts, which will also have an impact on organic growth for the remainder of fiscal 2015 and into fiscal 2016. On the other hand, we have benefited from lower costs of the gasoline used to fuel our vehicles and the natural gas used to operate our plants. Since there are substantial uncertainties regarding the extent, timing and effect of lower oil prices, it is difficult to quantify the positive and negative impacts on our future financial results from lower oil prices. Nevertheless, we believe that if oil prices remain depressed that the benefits from lower energy costs will be outweighed by the revenues and profits we continue to lose as a result of the cutbacks by our customers in the oil industry and other affected businesses.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)        Not Applicable.

(b)        Not Applicable.

(c)        Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares of Stock Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plan or Program
March 1, 2015 – March 28, 2015	–	$–	N/A	N/A
March 29, 2015 – April 25, 2015	40,938	122.18	N/A	N/A
April 26, 2015 – May 30, 2015	–	–	N/A	N/A
	40,938	$122.18	N/A	N/A

(1)

Represents 35,938 shares of Common Stock and 5,000 shares of Class B Common Stock surrendered by the Company’s CEO to the Company to satisfy minimum tax withholding obligations in connection with the vesting of restricted stock.

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

*

101 The following materials from UniFirst Corporation’s Quarterly Report on Form 10-Q for the quarter ended May 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UniFirst Corporation

July 9, 2015	By:	/s/ Ronald D. Croatti Ronald D. Croatti President and Chief Executive Officer

July 9, 2015	By:	/s/ Steven S. Sintros Steven S. Sintros Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

*	31.1 Rule 13a-14(a)/15d-14(a) Certification of Ronald D. Croatti

*	31.2 Rule 13a-14(a)/15d-14(a) Certification of Steven S. Sintros

**	32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**	32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*

101 The following materials from UniFirst Corporation’s Quarterly Report on Form 10-Q for the quarter ended May 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

*	Filed herewith

**	Furnished herewith

32