Form 10-K
period 2015-08-29
UNIFIRST CORP
filed 2015-10-28
CIK 717954

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended August 29, 2015

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

Yes ✔     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ✔      Accelerated filer               Smaller Reporting Company             Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes           No ✔

The number of outstanding shares of the Registrant’s Common Stock and Class B Common Stock at October 16, 2015 were 15,254,424 and 4,854,519, respectively. The aggregate market value of the voting stock of the Registrant held by non-affiliates as of February 27, 2015 (the last business day of the Registrant’s most recently completed second fiscal quarter), computed by reference to the closing sale price of such shares on such date, was approximately $1,773,089,167.

Documents Incorporated By Reference

The Registrant intends to file a Definitive Proxy Statement pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended, for its 2016 Annual Meeting of Shareholders within 120 days of the end of the fiscal year ended August 29, 2015. Portions of such Proxy Statement are incorporated by reference in Part III of this Annual Report on Form 10-K.

UniFirst Corporation

Annual Report on Form 10-K

For the Fiscal Year Ended August 29, 2015

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

Item 6. Selected Financial Data

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Item 8. Financial Statements and Supplementary Data

Consolidated statements of income for each of the three years in the period ended August 29, 2015

Consolidated statements of comprehensive income for each of the three years in the period ended August 29, 2015

Consolidated balance sheets as of August 29, 2015 and August 30, 2014

Consolidated statements of shareholders' equity for each of the three years in the period ended August 29, 2015

Consolidated statements of cash flows for each of the three years in the period ended August 29, 2015

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

Our principal services include providing customers with uniforms and other non-garment items, picking up soiled uniforms or other items on a periodic basis (usually weekly), and delivering, at the same time, cleaned and processed items. We offer uniforms in a wide variety of styles, colors, sizes and fabrics and with personalized emblems selected by the customer. Our centralized services, specialized equipment and economies of scale generally allow us to be more cost effective in providing garment services than customers could be themselves, particularly those customers with high employee turnover rates. During fiscal 2015, we manufactured approximately 70% of the garments we placed in service. These were primarily work pants and shirts manufactured at three of our plants located in San Luis Potosi, Mexico, one plant located in Managua, Nicaragua, as well as at subcontract manufacturers that we utilize to supplement our manufacturing capacity in periods of high demand. Because we design and manufacture a majority of our own uniforms and protective clothes, we can produce custom garment programs for our larger customers, offer a diverse range of such designs within our standard line of garments and better control the quality, price and speed at which we produce such garments. In addition, among our competitors, we believe we have the largest in-house digital image processing capability, allowing us to convert an image provided by a customer into customized, mass producible embroidered emblems, typically within two days.

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

In fiscal 2015, we generated $1.457 billion in revenue, of which approximately 91% was derived from the US and Canadian Rental and Cleaning and Corporate segments. Specialty Garments and First Aid accounted for approximately 6% and 3% of our 2015 revenues, respectively.

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

We offer our customers a range of garment service options, including full-service rental programs in which garments are cleaned and serviced by us, lease programs in which garments are cleaned and maintained by individual employees and purchase programs to buy garments and related items directly. As part of our rental business, we pick up a customer’s soiled uniforms and/or other items on a periodic basis (usually weekly) and deliver back cleaned and processed replacement items. We believe our centralized services, specialized equipment and economies of scale generally allow us to be more cost effective in providing garment and related services than customers would be themselves, particularly those customers with high employee turnover rates. Our uniform program is intended not only to help our customers foster greater company identity, but to enhance their corporate image and improve employee safety, productivity and morale. We primarily serve our customers pursuant to written service contracts that range in duration from three to five years.

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

MANUFACTURING AND SOURCING

We manufactured approximately 70% of all garments which we placed in service during fiscal 2015. These garments were primarily work pants and shirts manufactured at three of our plants located in San Luis Potosi, Mexico, one plant located in Managua, Nicaragua, as well as at subcontract manufacturers that we utilize to supplement our manufacturing capacity in periods of high demand. The balance of the garments used in our programs are purchased from a variety of industry suppliers. While we currently acquire the raw materials with which we produce our garments from a limited number of suppliers, we believe that such materials are readily available from other sources. To date, we have experienced no significant difficulty in obtaining any of our raw materials or supplies. Currently, we also manufacture approximately 76% of the mats we place in service at our plant in Cave City, Arkansas.

EMPLOYEES

At August 29, 2015, we employed approximately 12,000 persons. Approximately 2% of our United States employees are represented by a union pursuant to a collective bargaining agreement. We consider our employee relations to be good.

EXECUTIVE OFFICERS

Our executive officers are as follows:

NAME	AGE	POSITION
Ronald D. Croatti	72	Chairman of the Board, President, and Chief Executive Officer
Steven S. Sintros	42	Senior Vice President and Chief Financial Officer
Cynthia Croatti	60	Executive Vice President and Treasurer
David A. DiFillippo	58	Senior Vice President, Operations
David M. Katz	52	Senior Vice President, Sales and Marketing
Michael A. Croatti	46	Senior Vice President, Operations

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

David A. DiFillippo joined our Company in 1979. Mr. DiFillippo has served as Senior Vice President, Operations since 2002 and has primary responsibility for overseeing the operations of certain regions in the United States and Canada. From 2000 through 2002, Mr. DiFillippo served as Vice President, Central Rental Group and, prior to 2000, he served as a Regional General Manager.

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

Michael A. Croatti joined our Company in 1987. Mr. Croatti became Senior Vice President, Operations in 2015, and has primary responsibility for overseeing specified regions in the United States and the Company’s overall service operations. From 2012 through 2015, he served as Senior Vice President, Service; from 2002 through 2012 as Vice President, Central Rental Group; and prior to 2002 he held various operating positions within the Company.

Ronald D. Croatti and Cynthia Croatti are siblings. Michael A. Croatti is the son of Ronald D. Croatti.

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

Our nuclear garment decontamination facilities in the United States are licensed by the Nuclear Regulatory Commission, or in certain cases, by the applicable state agency, and are subject to regulation by federal, state and local authorities. We also have nuclear garment decontamination facilities in the United Kingdom and the Netherlands. These facilities are licensed and regulated by the respective country’s applicable federal agency. In the past, scrutiny and regulation of nuclear facilities and related services have resulted in the suspension of operations at certain nuclear facilities served by us or disruptions in our ability to service such facilities. There can be no assurance that such scrutiny and regulation will not lead to the shut-down of such facilities or otherwise cause material disruptions in our garment decontamination business.

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

SAFE HARBOR FOR FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K and any documents incorporated by reference may contain forward looking statements within the meaning of the federal securities laws. Forward looking statements contained in this Annual Report on Form 10-K and any documents incorporated by reference are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Forward looking statements may be identified by words such as “estimates,” “anticipates,” “projects,” “plans,” “expects,” “intends,” “believes,” “seeks,” “could,” “should,” “may,” “will,” or the negative versions thereof, and similar expressions and by the context in which they are used. Such forward looking statements are based upon our current expectations and speak only as of the date made. Such statements are highly dependent upon a variety of risks, uncertainties and other important factors that could cause actual results to differ materially from those reflected in such forward looking statements. Such factors include, but are not limited to, uncertainties caused by adverse economic conditions and their impact on our customers’ businesses and workforce levels, uncertainties regarding our ability to consummate and successfully integrate acquired businesses, uncertainties regarding any existing or newly-discovered expenses and liabilities related to environmental compliance and remediation, any adverse outcome of pending or future contingencies or claims, our ability to compete successfully without any significant degradation in our margin rates, seasonal and quarterly fluctuations in business levels, our ability to preserve positive labor relationships and avoid becoming the target of corporate labor unionization campaigns that could disrupt our business, the effect of currency fluctuations on our results of operations and financial condition, our dependence on third parties to supply us with raw materials, any loss of key management or other personnel, increased costs as a result of any future changes in federal or state laws, rules and regulations or governmental interpretation of such laws, rules and regulations, uncertainties regarding the price levels of natural gas, electricity, fuel and labor, the negative effect on our business from sharply depressed oil prices, the continuing increase in domestic healthcare costs, including the ultimate impact of the Affordable Care Act, our ability to retain and grow our customer base, demand and prices for our products and services, fluctuations in our Specialty Garments business, rampant criminal activity and instability in Mexico where our principal garment manufacturing plants are located, our ability to properly and efficiently design, construct, implement and operate our new customer relationship management (“CRM”) computer system, interruptions or failures of our information technology systems, including as a result of cyber-attacks, additional professional and internal costs necessary for compliance with recent and proposed future changes in Securities and Exchange Commission, New York Stock Exchange and accounting rules, strikes and unemployment levels, our efforts to evaluate and potentially reduce internal costs, economic and other developments associated with the war on terrorism and its impact on the economy and general economic conditions. We undertake no obligation to update any forward looking statements to reflect events or circumstances arising after the date on which they are made.

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

Adverse economic and business conditions or geopolitical events may affect our customer base and negatively impact our sales and operating results.

We supply uniform services to many industries that have been in the past, and may be in the future, subject to adverse economic and business conditions resulting in shifting employment levels, workforce reductions, changes in worker productivity, uncertainty regarding the impacts of rehiring and shifts to offshore manufacturing. In addition, geopolitical conflicts, calamities or other events may disrupt domestic and global business and financial markets and conditions. Any conditions or events that adversely affect our current customers or sales prospects may cause such customers or prospects to restrict expenditures, reduce workforces or even to cease to conduct their businesses. Any of these circumstances would have the effect of reducing the number of employees utilizing our uniform services, which adversely affects our sales and results of operations. The current slow economic growth in the United States and Europe negatively impacted our revenues and operating performance in fiscal 2015 and may continue to adversely affect our results of operations in 2016 and beyond due to the impact on spending plans and employment levels of our customers and sales prospects.

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

Our nuclear garment decontamination facilities are licensed by the Nuclear Regulatory Commission, or in certain cases, by the applicable state agency, and are subject to regulation by federal, state and local authorities. We also have nuclear garment decontamination facilities in the United Kingdom and the Netherlands. These facilities are licensed and regulated by the respective country’s applicable federal agency. In the past, scrutiny and regulation of nuclear facilities and related services have resulted in the suspension of operations at certain nuclear facilities served by us or disruptions in our ability to service such facilities. There can be no assurance that such scrutiny and regulation will not lead to the shut-down of such facilities or otherwise cause material disruptions in our garment decontamination business.

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

In addition to contingencies and claims relating to environmental compliance matters, we are subject from time to time to legal proceedings and claims arising from the conduct of our business operations, including personal injury claims, customer contract matters and employment claims. Certain of these claims are typically not covered by our available insurance. In addition, claims occasionally result in significant investigation and litigation expenses and, if successful, may result in material losses to us. Certain claims may also result in significant adverse publicity against us. As a consequence, successful claims against us not covered by our available insurance coverage, or the impact of adverse publicity against us, could have a material adverse effect on our business, financial condition and results of operation.

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

The cost of healthcare that we provide to our employees has grown over the last few years at a rate in excess of our revenue growth and, as a result, has negatively impacted our operating results. In fiscal 2015, the Affordable Care Act (“ACA”) has required us to modify one of the healthcare plans we provide to our employees. If at any point in the future our healthcare plans are determined to not offer affordable or minimum coverage, we could be subject to additional costs. We incurred higher costs related to ACA transitional reinsurance fees in fiscal year 2015 and will incur additional costs related to ACA transitional reinsurance fees that will be paid in fiscal years 2016 and 2017. There remains considerable uncertainty as to how significant future increases to the healthcare costs will be, including the effect of the plan modifications on the behavior of our employees as well as the potential for increased enrollment in our plans. In addition, other legislative initiatives may also result in higher labor costs. We endeavor to offer attractive wages and benefits to our employees. To continue to do so in the future may cause us to incur unexpected increases in overall labor costs, which could adversely affect our results of operation and financial condition.

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

As a result of our significant presence in energy producing regions, the dramatic drop in energy prices has and may continue to negatively impact our financial results.

We have a substantial number of plants and conduct a significant portion of our business in energy producing regions in the US and Canada. The price of oil has declined dramatically over the past year. This decline has directly affected our customers in the oil industry, as they have curtailed their level of operations, and has had a corresponding effect on our customers in businesses which service or supply the oil industry as well as our customers in unrelated businesses located in areas which had benefited from the economic expansion generated by the robust growth driven by the higher oil prices in prior years. As a result, our fiscal 2015 organic growth has been, and we expect our fiscal 2016 will be, negatively impacted by elevated headcount reductions in our wearer base, increased lost accounts and a reduction in new sales. In addition, further declines in oil prices may exacerbate these effects. Accordingly, we believe that if oil prices remain depressed, our revenues and profits will continue to be adversely affected as a result of the cutbacks by our customers in the oil industry and other effected businesses.

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

A portion of our sales is derived from international markets. Revenue denominated in currencies other than the U.S. dollar represented approximately 8.4%, 9.8% and 9.7% of total consolidated revenues for each of fiscal 2015, 2014 and 2013, respectively. The operating results of our international subsidiaries are translated into U.S. dollars and such results are affected by movements in foreign currencies relative to the U.S. dollar. The strength of the U.S. dollar has generally increased recently as compared to other currencies, which has had, and may continue to have, an adverse effect on our operating results as reported in U.S. dollars. In addition, a weaker Canadian dollar increases the costs to our Canadian operations of merchandise and other operational inputs that are sourced from outside Canada, which has the effect of reducing the operating margins of our Canadian business if we are unable to recover these additional costs through price adjustments with our Canadian customers. Our international operations are also subject to other risks, including the requirement to comply with changing and conflicting national and local regulatory requirements; potential difficulties in staffing and labor disputes; managing and obtaining support and distribution for local operations; credit risk or financial condition of local customers; potential imposition of restrictions on investments; potentially adverse tax consequences, including imposition or increase of withholding and other taxes on remittances and other payments by subsidiaries; foreign exchange controls; and local political and social conditions. There can be no assurance that the foregoing factors will not have an adverse effect on our international operations or on our consolidated financial condition and results of operations. We own and operate manufacturing facilities in Mexico. Violence, crime and instability in Mexico has had, and may continue to have, an adverse effect on our operations, including the hijacking of our trucks and the implementation of security measures to protect our employees. We are not insured against such criminal attacks and there can be no assurance that losses that could result from an attack on our trucks or our personnel would not have a material adverse effect on our business, results of operations and financial condition. Operations in developing nations present several additional risks, including greater fluctuation in currencies relative to the U.S. dollar, economic and governmental instability, civil disturbances, volatility in gross domestic production, Foreign Corrupt Practice Act compliance issues and nationalization and expropriation of private assets.

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

We are in the process of modernizing our customer relationship management (“CRM”) computer system. The new system will combine enterprise resource planning (“ERP”) solutions and custom-built applications to address, among other areas, account management, billing and customer service. The new system is intended to improve functionality and information flow and increase automation in servicing our customers. As with any major new computer system that includes custom applications, there are risks inherent in the cost estimates, design, construction, implementation and operation of our new CRM system. These risks include the potential failures to properly design the system, to efficiently and economically construct and implement the system and to effectively operate the system. We are using well-regarded third-party consultants to assist us in this process. While we believe that our new CRM system will provide the anticipated information technology and customer service enhancements we expect, no assurances can be given in this regard. This project has experienced significant delays in completion from our original timetable. The failure to properly, efficiently and economically complete and operate the new system on a timely basis could disrupt our operations and adversely affect our financial results.

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

We depend on third parties to supply us with raw materials and our results of operations could be adversely affected if we are unable to obtain adequate raw materials in a timely manner.

We manufactured approximately 70% of all garments which we placed in service during fiscal 2015. These were primarily work pants and shirts manufactured at three of our plants located in San Luis Potosi, Mexico, one plant located in Managua, Nicaragua, as well as at subcontract manufacturers that we utilize to supplement our manufacturing capacity in periods of high demand. The balance of the garments used in our programs are purchased from a variety of industry suppliers. While we currently acquire the raw materials with which we produce our garments from a limited number of suppliers, we believe that such materials are readily available from other sources. To date, we have experienced no significant difficulty in obtaining any of our raw materials or supplies. However, if we were to experience difficulty obtaining any of our raw materials from such suppliers and were unable to obtain new materials or supplies from other industry suppliers, it could adversely affect our results of operations.

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

As of October 16, 2015, to the Company’s knowledge, the members of the Croatti family owned, directly or indirectly, in the aggregate approximately 271,428 shares of our Common Stock and approximately 4,854,519 shares of our Class B Common Stock, which represents approximately 25.5% of the aggregate number of outstanding shares of our Common Stock and Class B Common Stock, but approximately 76.5% of the combined voting power of the outstanding shares of our Common Stock and Class B Common Stock. As a result, the members of the Croatti family, acting with other family members, could effectively control most matters requiring approval by our shareholders, including the election of a majority of the directors. While historically the members of the Croatti family have individually voted their respective shares of Class B Common Stock in the same manner, there is no contractual understanding requiring this and there is no assurance that the family members will continue to individually vote their shares of Class B Common Stock in the same manner. This voting control by the members of the Croatti family, together with certain provisions of our by-laws and articles of organization, could have the effect of delaying, deferring or preventing a change in control of our Company that would otherwise be beneficial to our public shareholders.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of August 29, 2015, we owned or leased approximately 240 facilities containing an aggregate of approximately 6.9 million square feet located in the United States, Canada, Mexico, Europe and Nicaragua. We owned 118 of these facilities, containing approximately 5.4 million square feet. These facilities include our 320,000 square foot Owensboro, Kentucky distribution center and almost all of our industrial laundry processing plants. We believe our industrial laundry facilities are among the most modern in the industry.

We own substantially all of the machinery and equipment used in our operations. We believe that our facilities and our production, cleaning and decontamination equipment have been well maintained and are adequate for our present needs. We also own a fleet of approximately 3,300 delivery vans, trucks and other vehicles.

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

	Price Per Share		Dividends Per Share
	High	Low	Common Stock	Class B Common Stock
Year ended August 29, 2015
First Quarter	$113.64	$95.01	$0.0375	$0.0300
Second Quarter	123.40	108.31	0.0375	0.0300
Third Quarter	122.22	112.61	0.0375	0.0300
Fourth Quarter	117.39	105.72	0.0375	0.0300

	Price Per Share		Dividends Per Share
	High	Low	Common Stock	Class B Common Stock
Year ended August 30, 2014
First Quarter	$104.90	$96.02	$0.0375	$0.0300
Second Quarter	116.00	98.92	0.0375	0.0300
Third Quarter	112.71	93.40	0.0375	0.0300
Fourth Quarter	108.97	96.86	0.0375	0.0300

The approximate number of shareholders of record of our Common Stock and Class B Common Stock as of October 16, 2015 was 56 and 25, respectively. We believe that the number of beneficial owners of our Common Stock is substantially greater than the number of record holders because a large portion of our Common Stock is held of record in broker “street names”.

We have paid regular quarterly dividends since 1983 and intend to continue such policy subject to, among other factors, our earnings, financial condition, capital requirements and tax law changes. No dividends will be payable unless declared by our Board of Directors and then only to the extent funds are legally available for the payment of such dividends. In the event that our Board of Directors votes to pay a dividend, our Common Stock must receive a dividend equal to no less than 125% of any dividend paid on the Class B Common Stock. On July 7, 2015, our Board of Directors declared a quarterly dividend of $0.0375 and $0.0300 per share on our Common Stock and Class B Common Stock, respectively, which was paid on October 1, 2015 to shareholders of record on September 10, 2015.

The following table sets forth information concerning our equity compensation plans as of August 29, 2015.

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options and stock appreciation rights	Weighted average exercise price of outstanding options and stock appreciation rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities referenced in column (a))
	(a)
Equity compensation plans approved by security holders	645,001	$73.72	864,635
Equity compensation plans not approved by security holders	—	N/A	—
Total	645,001	$73.72	864,635

Stock Performance Graph

Set forth below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on our Common Stock, based on the market price of our Common Stock, with the cumulative total shareholder return of a peer group and of companies within the Standard & Poor’s 500 Stock Index, in each case assuming reinvestment of dividends. The calculation of cumulative total shareholder return assumes a $100 investment in our Common Stock, the peer group and the S&P 500 Stock Index on August 31, 2010. The peer group is composed of Cintas Corporation and G & K Services, Inc.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements and Notes to Consolidated Financial Statements included in Item 8.

The selected consolidated balance sheet data set forth below as of August 29, 2015 and August 30, 2014 and the selected consolidated income statement data for each of the three years in the period ended August 29, 2015 are derived from our audited Consolidated Financial Statements included in this Annual Report on Form 10-K. All other selected consolidated financial data set forth below are derived from our audited financial statements not included in this Annual Report on Form 10-K. Current accounting guidance requires the income per share for each class of common stock to be calculated assuming 100% of our earnings are distributed as dividends to each class of common stock based on their respective dividend rights. Our Common Stock has a 25% dividend preference to our Class B Common Stock. The Class B Common Stock, which has ten votes per share as opposed to one vote per share for the Common Stock, is not freely transferable but may be converted at any time on a one-for-one basis into Common Stock at the option of the holder of the Class B Common Stock.

Five Year Financial Summary

UniFirst Corporation and Subsidiaries

Fiscal Year Ended August (In thousands, except per share data)	2015	2014	2013	2012	2011
Selected Balance Sheet Data:
Total assets	$1,533,237	$1,424,161	$1,374,862	$1,240,534	$1,141,520
Notes payable and long-term debt	$1,385	$7,859	$111,408	$106,986	$120,296
Shareholders' equity	$1,242,208	$1,134,459	$1,013,398	$896,925	$797,942

Selected Income Statement Data:
Revenues	$1,456,605	$1,394,897	$1,355,515	$1,256,289	$1,134,126
Depreciation and amortization	$77,113	$71,752	$69,607	$66,439	$64,733
Income from operations	$200,384	$193,275	$186,203	$151,108	$123,973
Other (income) expense, net	$(884)	$(2,076)	$(1,406)	$374	$3,401
Provision for income taxes	$76,969	$75,426	$70,924	$55,745	$44,086

Net income	$124,299	$119,925	$116,685	$94,989	$76,486

Income per share:
Basic - Common stock	$6.50	$6.29	$6.14	$5.02	$4.05
Basic - Class B Common Stock	$5.20	$5.03	$4.91	$4.01	$3.24
Diluted - Common stock	$6.15	$5.95	$5.81	$4.76	$3.85

Dividends per share:
Common stock	$0.15	$0.15	$0.15	$0.15	$0.15
Class B Common Stock	$0.12	$0.12	$0.12	$0.12	$0.12

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

Approximately 91% of our revenues in fiscal 2015 were derived from US and Canadian Rental and Cleaning, and Corporate. A key driver of this business is the number of workers employed by our customers. Our revenues are directly impacted by fluctuations in these employment levels. Revenues from Specialty Garments, which accounted for approximately 6% of our 2015 revenues, increase during outages and refueling by nuclear power plants, as garment usage increases at these times. First Aid represented approximately 3% of our total revenue in fiscal 2015.

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

We complete our annual goodwill impairment test in the fourth quarter of each fiscal year and there have been no impairments of goodwill or other intangible assets in fiscal 2015, 2014 or 2013.

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

Property, plant and equipment, and definite-lived intangible assets are depreciated or amortized over their useful lives. Useful lives are based on our estimates of the period that the assets will generate economic benefits. Long-lived assets are evaluated for impairment whenever events or circumstances indicate an asset may be impaired. There were no material impairments of property, plant and equipment, or definite-lived intangible assets in fiscal 2015, 2014 or 2013.

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

The estimated liability for environmental contingencies has been discounted as of August 29, 2015 using risk-free interest rates ranging from 2.2% to 2.9% over periods ranging from ten to thirty years. The estimated current costs, net of legal settlements with insurance carriers, have been adjusted for the estimated impact of inflation at 3% per year. Changes in enacted laws, regulatory orders or decrees, our estimates of costs, risk-free interest rates, insurance proceeds, participation by other parties, the timing of payments, the input of our attorneys and outside consultants or other factual circumstances could have a material impact on the amounts recorded for our environmental and other contingent liabilities. Refer to Note 11, “Commitments and Contingencies”, of our Consolidated Financial Statements for additional discussion and analysis.

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

We have undistributed earnings from our foreign subsidiaries of approximately $120.4 million as of August 29, 2015. We consider these undistributed earnings as indefinitely reinvested and therefore have not provided for U.S. income taxes or foreign withholding taxes. In addition, we have accumulated $54.7 million in cash outside the United States that is expected to be invested indefinitely in our foreign subsidiaries. If these funds were distributed to the U.S. in the form of dividends or otherwise, or if the shares of our international subsidiaries were sold or transferred, we would likely be subject to additional U.S. income taxes, net of the impact of any available foreign tax credits as well as foreign withholding taxes. It is not practicable to estimate the amount of unrecognized deferred U.S. taxes on these undistributed earnings.

Results of Operations

The following table presents certain selected financial data, including the percentage of revenues represented by each item, for our three fiscal years ended August 29, 2015, August 30, 2014 and August 31, 2013.

							% Change
(In thousands, except for percentages)	FY 2015	% of Revenues	FY 2014	% of Revenues	FY 2013	% of Revenues	FY 2015 vs. FY 2014	FY 2014 vs. FY 2013
Revenues	$1,456,605	100.0%	$1,394,897	100.0%	$1,355,515	100.0%	4.4%	2.9%

Costs and expenses:
Cost of revenue (1)	884,664	60.7	858,306	61.5	836,174	61.7	3.1	2.6
Selling and administrative expenses (1)	294,444	20.2	271,564	19.5	263,531	19.4	8.4	3.0
Depreciation and amortization	77,113	5.3	71,752	5.1	69,607	5.1	7.5	3.1
	1,256,221	86.2	1,201,622	86.1	1,169,312	86.3	4.5	2.8

Income from operations	200,384	13.8	193,275	13.9	186,203	13.7	3.7	3.8
Other (income) expense	(884)	-0.1	(2,076)	-0.1	(1,406)	-0.1	-57.4	47.7

Income before income taxes	201,268	13.8	195,351	14.0	187,609	13.8	3.0	4.1
Provision for income taxes	76,969	5.3	75,426	5.4	70,924	5.2	2.0	6.3

Net income	$124,299	8.5%	$119,925	8.6%	$116,685	8.6%	3.6%	2.8%

(1)	Exclusive of depreciation on our property, plant and equipment and amortization of our intangible assets.

Revenues and income (loss) from operations by reporting segment for the three fiscal years ended August 29, 2015, August 30, 2014, and August 31, 2013 are presented in the following table. Refer to Note 15, “Segment Reporting”, of our Consolidated Financial Statements for discussion of our reporting segments.

	Fiscal year ended August
(In thousands)	2015	2014	2013
Segment Information
Revenues
US and Canadian Rental and Cleaning	$1,305,240	$1,244,408	$1,200,286
MFG	192,188	183,340	170,867
Net intercompany MFG elimination	(192,188)	(183,340)	(170,867)
Corporate	17,088	15,077	14,079
Subtotal: Core Laundry Operations	1,322,328	1,259,485	1,214,365
Specialty Garments	87,513	91,484	96,688
First Aid	46,764	43,928	44,462
Total consolidated revenues	$1,456,605	$1,394,897	$1,355,515
Income (loss) from operations
US and Canadian Rental and Cleaning	$219,430	$209,497	200,852
MFG	66,190	63,675	61,896
Net intercompany MFG elimination	(733)	(3,777)	(9,729)
Corporate	(97,301)	(87,145)	(82,357)
Subtotal: Core Laundry Operations	187,586	182,250	170,662
Specialty Garments	7,355	7,178	10,539
First Aid	5,443	3,847	5,002
Total income from operations	$200,384	$193,275	$186,203

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

We have a substantial number of plants and conduct a significant portion of our business in energy producing regions in the US and Canada. The price of oil has declined dramatically over the past year. This decline has directly affected our customers in the oil industry, as they have curtailed their level of operations, and has had a corresponding effect on our customers in businesses which service or supply the oil industry as well as our customers in unrelated businesses located in areas which had benefited from the economic expansion generated by the robust growth driven by the higher oil prices in prior years. As a result, our fiscal 2015 organic growth has been, and we expect our fiscal 2016 will be, negatively impacted by elevated headcount reductions in our wearer base, increased lost accounts and a reduction in new sales. In addition, further declines in oil prices may exacerbate these effects. Accordingly, we believe that if oil prices remain depressed, our revenues and profits will continue to be adversely affected as a result of the cutbacks by our customers in the oil industry and other effected businesses.

The cost of healthcare that we provide to our employees has grown over the last few years at a rate in excess of our revenue growth and as a result, has negatively impacted our operating results. In fiscal 2015, the Affordable Care Act (“ACA”) has required us to modify one of the healthcare plans we provide to our employees. If at any point in the future our healthcare plans are determined to not offer affordable or minimum coverage, we could be subject to additional costs. We incurred higher costs related to ACA transitional reinsurance fees in fiscal year 2015 and will incur additional costs related to ACA transitional reinsurance fees that will be paid in fiscal years 2016 and 2017. There remains considerable uncertainty as to how significant future increases on our healthcare costs will be, including the effect of the plan modifications on the behavior of our employees as well as the potential for increased enrollment in our plans. Although uncertainty exists, we anticipate that our future operating results will continue to be further adversely impacted by increasing healthcare costs.

We are currently undertaking a company-wide initiative to update our customer relationship management (“CRM”) systems. As of August 29, 2015, we have capitalized $39.3 million related to our CRM project (“Unity 20/20”). Although we did not deploy this system in fiscal 2015, we continued to make investments in IT infrastructure, including headcount, to help support this and other technology initiatives that impacted our results of operations. In addition, our future operating results will be impacted by the eventual depreciation of our Unity 20/20 investment.

A portion of our sales is derived from international markets, including Canada. Revenues denominated in currencies other than the U.S. dollar represented approximately 8.4%, 9.8% and 9.7% of total consolidated revenues for fiscal years 2015, 2014 and 2013, respectively. The operating results of our international subsidiaries are translated into U.S. dollars and such results are affected by movements in foreign currencies relative to the U.S. dollar. In addition, a weaker Canadian dollar increases the costs to our Canadian operations of merchandise and other operational inputs that are sourced from outside Canada, which has the effect of reducing the operating margins of our Canadian business if we are unable to recover these additional costs through price adjustments with our Canadian customers. In fiscal 2015 and 2014, foreign currency fluctuations negatively impacted our consolidated revenues by 1.1% and 0.5%, respectively. These impacts were primarily driven by unfavorable fluctuations in the Canadian dollar. In fiscal 2013, foreign currency fluctuations did not have a significant impact on our revenues. Our operating results in future years could be negatively impacted by any further devaluation, as compared to the U.S. dollar, of the Canadian dollar or any of the currencies of the other countries in which we operate.

In January 2015, we entered into sixteen forward contracts to exchange Canadian dollars (“CAD”) for U.S. dollars at fixed exchange rates in order to manage our exposure related to certain forecasted CAD denominated sales of one of our subsidiaries. The hedged transactions are specified as the first amount of CAD denominated revenues invoiced by one of our domestic subsidiaries each fiscal quarter, beginning in the third fiscal quarter of 2015 and continuing through the second fiscal quarter of 2019. In total, we will sell approximately 31.0 million CAD at an average Canadian-dollar exchange rate of 0.7825 over these quarterly periods. We concluded that the forward contracts met the criteria to qualify as a cash flow hedge under US GAAP. Accordingly, we have reflected all changes in the fair value of the forward contracts in accumulated other comprehensive (loss) income, a component of shareholders’ equity. Upon the maturity of each foreign exchange forward contract, the gain or loss on the contract will be recorded as an adjustment to revenues.

As of August 29, 2015, we had forward contracts with a notional value of approximately 25.7 million CAD outstanding and recorded the fair value of the contracts of $0.5 million in other long-term assets and a corresponding gain in accumulated other comprehensive (loss) income, which was recorded net of tax. For the fiscal year ended August 29, 2015, we reclassified a nominal amount from accumulated other comprehensive (loss) income to revenue, related to the derivative financial instruments. The gain in accumulated other comprehensive (loss) income as of August 29, 2015 is expected to be reclassified to revenues prior to its maturity on February 22, 2019.

Fiscal Year Ended August 29, 2015 Compared with Fiscal Year Ended August 30, 2014

Revenues

	August 29,	August 30,	Dollar	Percent
	2015	2014	Change	Change
	(In thousands, except percentages)

Core Laundry Operations	$1,322,328	$1,259,485	$62,843	5.0%
Specialty Garments	87,513	91,484	(3,971)	-4.3
First Aid	46,764	43,928	2,836	6.5
Total consolidated revenues	$1,456,605	$1,394,897	$61,708	4.4%

In fiscal 2015, our consolidated revenues increased by $61.7 million from the comparable period in 2014, or 4.4%. The increase in our consolidated revenues was primarily driven by the growth in our Core Laundry Operations, with revenues increasing to $1.322 billion in fiscal 2015 from $1.259 billion in fiscal 2014, or 5.0%. Excluding the negative effect of a weaker Canadian dollar of 0.9%, as well as the positive effect of acquisitions of 0.7%, organic growth was 5.2%. Organic growth consists primarily of new sales, price increases, and net changes in the wearer levels at our existing customers, offset by lost accounts. Organic growth in fiscal 2015 benefited from new account sales and annual price adjustments. These benefits were partially offset by decreases in net wearer counts at our existing customers primarily due to reductions at customers that directly or indirectly support oil or other energy production, as well as higher lost accounts compared to a year ago.

Specialty Garments’ revenue decreased from $91.5 million in fiscal 2014 to $87.5 million in fiscal 2015, or 4.3%. This decrease was the result of reduced power reactor business in North American compared to a year ago as well as the impact of a weaker Canadian dollar and euro. This segment’s results are often affected by the timing and length of its customers’ power reactor outages as well as its project-based activities. First Aid revenues increased 6.5%, from $43.9 million in fiscal 2014 to $46.8 million in fiscal 2015. This increase was primarily due to solid performance by this segment’s wholesale distribution and pill packaging operations.

Cost of revenues

Cost of revenues decreased as a percentage of revenues from 61.5%, or $858.3 million, in fiscal 2014 to 60.7% of revenues, or $884.7 million, in fiscal 2015. This decrease as a percentage of revenues was primarily due to lower fuel costs associated with our fleet of delivery vehicles, lower natural gas costs and lower payroll related costs in fiscal 2015 compared to the prior year. These costs were offset by higher merchandise amortization costs as a percentage of revenues during fiscal 2015 as compared to the prior year.

Selling and administrative expense

Our selling and administrative expenses increased to 20.2% of revenues, or $294.4 million in fiscal 2015, from 19.5% of revenues, or $271.6 million in fiscal 2014. This increase was primarily due to higher legal expenses and reserves related to miscellaneous legal matters, as well as higher cost related to IT infrastructure investments. In fiscal 2015, we also recorded an additional $3.0 million in expense related to our environmental contingency reserves compared to the prior year. This increase was due to a number of factors, including additional costs we expect to incur associated with the construction of a planned municipal transit station in the area of our Somerville site as well as the impact of lower interest rates on the discounting of our environmental liabilities in the prior year.

Depreciation and amortization

Our depreciation and amortization expense was $77.1 million, or 5.3% of revenues, in fiscal 2015 compared to $71.8 million, or 5.1% of revenues, in fiscal 2014. Depreciation and amortization expense increased due to capital expenditure and acquisition activity in earlier periods.

Income from operations

For the year ended August 29, 2015, the changes in revenues in our Core Laundry Operations, Specialty Garments and First Aid segments, as well as the changes in our costs discussed above, resulted in the following changes in our income from operations:

	August 29,	August 30,	Dollar	Percent
	2015	2014	Change	Change
	(In thousands, except percentages)

Core Laundry Operations	$187,586	$182,250	$5,336	2.9%
Specialty Garments	7,355	7,178	177	2.5
First Aid	5,443	3,847	1,596	41.5
Total consolidated income from operations	$200,384	$193,275	$7,109	3.7%
Percentage of total revenues	13.8%	13.9%

Other (income) expense

Other (income) expense, which includes interest expense, interest income and foreign exchange loss, was income of $0.9 million for fiscal 2015 as compared to income of $2.1 million for fiscal 2014. The decrease of $1.2 million in other income was primarily the result of foreign currency losses of approximately $1.6 million during fiscal 2015 compared to foreign currency losses of approximately $0.3 million during fiscal 2014.

Provision for income taxes

Our effective tax rate was 38.2% for fiscal 2015 compared to 38.6% for fiscal 2014. This decrease was primarily due to a decrease in state income taxes as well as a change in the mix of jurisdictional earnings in fiscal 2015 compared to the prior year.

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

Other (income) expense

Other (income) expense, which includes interest expense, interest income and foreign exchange loss, was income of $2.1 million for fiscal 2014 as compared to income of $1.4 million for fiscal 2013. The increase was primarily due to a decrease in interest expense from $1.7 million in fiscal 2013 to $0.8 million in fiscal 2014 primarily due to the Company’s repayment of $100.0 million in private placement notes that came due in September 2013.

Provision for income taxes

Our effective tax rate was 38.6% for fiscal 2014 compared to 37.8% for fiscal 2013. This increase was primarily due to an increase in state income taxes, a change in the mix of jurisdictional earnings in fiscal 2014 as well as higher tax credits recognized in fiscal 2013.

Liquidity and Capital Resources

General

Cash and cash equivalents totaled $276.6 million as of August 29, 2015, an increase of $84.8 million from $191.8 million as of August 30, 2014. Our working capital was $477.7 million as of August 29, 2015 compared to $398.2 million as of August 30, 2014. We generated $226.9 million and $194.6 million in cash from operating activities in the fiscal years ended August 29, 2015 and August 30, 2014, respectively. We believe that our current cash and cash equivalent balances, our cash generated from future operations and amounts available under our Credit Agreement (defined below) will be sufficient to meet our current anticipated working capital and capital expenditure requirements for at least the next 12 months. We expect to replace the Credit Agreement prior to its maturity with a new revolving line of credit on appropriate terms.

We have accumulated $54.7 million in cash outside the United States that is expected to be invested indefinitely in our foreign subsidiaries. If these funds were distributed to the U.S. in the form of dividends, we would likely be subject to additional U.S. income taxes. However, we do not believe that any resulting taxes payable would have a material impact on our liquidity.

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

Cash Provided by Operating Activities

Cash provided by operating activities for the fiscal year ended August 29, 2015 was $226.9 million, an increase of $32.3 million from the prior fiscal year when cash provided by operating activities was $194.6 million. This net increase was primarily driven by the following factors:

●

An increase in cash flows of $35.1 million generated by changes in working capital primarily due to the timing of our income tax payments as well as changes in our rental merchandise in service and accrued liabilities;

●	An increase in cash flows of $9.1 million generated by higher net income, adjusted for non-cash items;
●	The effect of changes in deferred income taxes of $11.9 million primarily due to the result of tax legislation that favorably impacted the timing of our deductions in the prior year.

Cash Used in Investing Activities

Cash used in investing activities for the fiscal year ended August 29, 2015 was $124.3 million, an increase of $30.1 million from the prior fiscal year when cash used in investing activities was $94.2 million. The net increase in cash used in investing activities was primarily driven by an increase in cash expended for the acquisition of businesses of $18.7 million as well as an increase in capital expenditures of $9.4 million for fiscal year ended August 29, 2015 compared to the prior year.

Cash (Used in) Provided by Financing Activities

Cash used in financing activities for the fiscal year ended August 29, 2015 was $6.3 million compared to cash used in financing activities of $104.3 million for the fiscal year ended August 30, 2014. This change was primarily due to the repayment of $100.0 million of Floating Rate Notes (defined below) that came due in September 2013 from our cash reserves.

Long-term debt and borrowing capacity

On May 5, 2011, we entered into a $250.0 million unsecured revolving credit agreement (the “Credit Agreement”) with a syndicate of banks, which matures on May 4, 2016. Under the Credit Agreement, we are able to borrow funds at variable interest rates based on, at our election, the Eurodollar rate or a base rate, plus in each case a spread based on our consolidated funded debt ratio. Availability of credit requires compliance with certain financial and other covenants, including a maximum consolidated funded debt ratio and minimum consolidated interest coverage ratio as defined in the Credit Agreement. We test our compliance with these financial covenants on a fiscal quarterly basis. At August 29, 2015, the interest rates applicable to our borrowings under the Credit Agreement would be calculated as LIBOR plus 75 basis points at the time of the respective borrowing. As of August 29, 2015, we had no outstanding borrowings, letters of credit amounting to $52.9 million and $197.1 million available for borrowing under the Credit Agreement. We expect to replace the Credit Agreement prior to its maturity with a new revolving line of credit on appropriate terms.

On September 14, 2006, we issued $100.0 million of floating rates notes (“Floating Rate Notes”) pursuant to a Note Purchase Agreement, which bore interest at LIBOR plus 50 basis points. On September 14, 2013, the Floating Rate Notes matured and were repaid in full from our cash reserves.

As of August 29, 2015, we were in compliance with all covenants under the Credit Agreement.

Derivative Instruments and Hedging Activities

In January 2015, we entered into sixteen forward contracts to exchange Canadian dollars (“CAD”) for U.S. dollars at fixed exchange rates in order to manage our exposure related to certain forecasted CAD denominated sales of one of our subsidiaries. The hedged transactions are specified as the first amount of CAD denominated revenues invoiced by one of our domestic subsidiaries each fiscal quarter, beginning in the third fiscal quarter of 2015 and continuing through the second fiscal quarter of 2019. In total, we will sell approximately 31.0 million CAD at an average Canadian-dollar exchange rate of 0.7825 over these quarterly periods. We concluded that the forward contracts met the criteria to qualify as a cash flow hedge under US GAAP. Accordingly, we have reflected all changes in the fair value of the forward contracts in accumulated other comprehensive (loss) income, a component of shareholders’ equity. Upon the maturity of each foreign exchange forward contract, the gain or loss on the contract will be recorded as an adjustment to revenues.

As of August 29, 2015, we had forward contracts with a notional value of approximately 25.7 million CAD outstanding and recorded the fair value of the contracts of $0.5 million in other long-term assets and a corresponding gain in accumulated other comprehensive (loss) income, which was recorded net of tax. During the fiscal year ended August 29, 2015, we reclassified a nominal amount from accumulated other comprehensive (loss) income to revenue, related to the derivative financial instruments. The gain in accumulated other comprehensive (loss) income as of August 29, 2015 is expected to be reclassified to revenues prior to its maturity on February 22, 2019.

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

We have accrued certain costs related to the sites described above as it has been determined that the costs are probable and can be reasonably estimated. We have potential exposure related to a parcel of land (the “Central Area”) related to the Woburn, Massachusetts site discussed above. Currently, the consent decree for the Woburn site does not define or require any remediation work in the Central Area. The United States Environmental Protection Agency (the “EPA”) has provided us and other signatories to the consent decree with comments on the design and implementation of groundwater and soil remedies at the Woburn site and investigation of environmental conditions in the Central Area. We, and other signatories, have implemented and proposed to do additional work at the Woburn site but many of the EPA’s comments remain to be resolved. We have accrued costs to perform certain work responsive to EPA’s comments. We are also in discussions with EPA concerning its invoices for oversight costs with respect to the Woburn site and the Central Area. We have implemented mitigation measures and continue to monitor environmental conditions at the Somerville, Massachusetts site. In fiscal 2015, we also recorded an additional $3.0 million in expense related to our environmental contingency reserves compared to the prior year. This increase was due to a number of factors, including additional costs we expect to incur associated with the construction of a planned municipal transit station in the area of our Somerville site as well as the impact of lower interest rates on the discounting of our environmental liabilities in the prior year.

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

There is usually a range of reasonable estimates of the costs associated with each site. In accordance with US GAAP, our accruals represent the amount within the range that we believe is the best estimate or the low end of a range of estimates if no point within the range is a better estimate. When we believe that both the amount of a particular liability and the timing of the payments are reliably determinable, we adjust the cost in current dollars using a rate of 3% for inflation until the time of expected payment and discount the cost to present value using current risk-free interest rates. As of August 29, 2015, the risk-free interest rates we utilized ranged from 2.2% to 2.9%.

For environmental liabilities that have been discounted, we include interest accretion, based on the effective interest method, in selling and administrative expenses on the Consolidated Statements of Income. The changes to the amounts of our environmental liabilities for the years ended August 29, 2015 and August 30, 2014 are as follows (in thousands):

Year ended	August 29, 2015	August 30, 2014
Beginning balance	$19,846	$19,680
Costs incurred for which reserves have been provided	(2,014)	(2,913)
Insurance proceeds	121	687
Interest accretion	603	716
Changes in discount rates	224	1,080
Revisions in estimates	4,527	596

Ending balance	$23,307	$19,846

Anticipated payments and insurance proceeds of currently identified environmental remediation liabilities as of August 29, 2015 for the next five fiscal years and thereafter, as measured in current dollars, are reflected below (in thousands).

Fiscal year ended August	2016	2017	2018	2019	2020	Thereafter	Total
Estimated costs – current dollars	$7,413	$1,829	$1,476	$1,309	$1,361	$12,493	$25,881

Estimated insurance proceeds	(159)	(173)	(159)	(173)	(159)	(1,293)	(2,116)

Net anticipated costs	$7,254	$1,656	$1,317	$1,136	$1,202	$11,200	$23,765

Effect of inflation							7,255
Effect of discounting							(7,713)

Balance as of August 29, 2015							$23,307

Estimated insurance proceeds are primarily received from an annuity received as part of our legal settlement with an insurance company. Annual proceeds of approximately $0.3 million are deposited into an escrow account which funds remediation and monitoring costs for three sites related to our former operations in Williamstown, Vermont. Annual proceeds received but not expended in the current year accumulate in this account and may be used in future years for costs related to this site through the year 2027. As of August 29, 2015, the balance in this escrow account, which is held in a trust and is not recorded in our Consolidated Balance Sheet, was approximately $3.2 million. Also included in estimated insurance proceeds are amounts we are entitled to receive pursuant to legal settlements as reimbursements from three insurance companies for estimated costs at the site in Uvalde, Texas.

Our nuclear garment decontamination facilities are licensed by the Nuclear Regulatory Commission (“NRC”), or, in certain cases, by the applicable state agency, and are subject to regulation by federal, state and local authorities. We also have nuclear garment decontamination facilities in the United Kingdom and the Netherlands. These facilities are licensed and regulated by the respective country’s applicable federal agency. There can be no assurance that such regulation will not lead to material disruptions in our garment decontamination business.

From time to time, we are also subject to legal proceedings and claims arising from the conduct of our business operations, including personal injury claims, customer contract matters, employment claims and environmental matters as described above. During the fiscal year ended August 29, 2015, we recorded higher legal expenses and reserves related to miscellaneous legal matters, including NECC, which were largely offset by the recording of the expected insurance recovery of defense costs associated with the NECC matter.

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

As previously disclosed, in February 2015, we and our insurers entered into a Settlement and Release Agreement (the “Settlement Agreement”) with respect to pending and potential future suits against us relating to New England Compounding Center’s (“NECC”) highly-publicized compounding and sale of tainted methylprednisolone acetate, which reportedly resulted in a widespread outbreak of fungal meningitis and other infections.  It had been reported that over 60 people died and another approximately 700 people were allegedly seriously injured as a result of this outbreak.  These suits against us related to the limited, once-a-month cleaning services we provided to portions of NECC’s cleanroom facilities.

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

Contractual Obligations and Other Commercial Commitments

The following information is presented as of August 29, 2015 (in thousands).

Payments Due by Fiscal Period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Total debt	$1,385	$1,385	$—	$—	$—
Retirement plan benefit payments	31,764	1,334	2,507	3,403	24,520
Asset retirement obligations	12,381	—	1,356	—	11,025
Operating leases	28,246	8,317	10,935	6,403	2,591

Total contractual cash obligations	$73,776	$11,036	$14,798	$9,806	$38,136

We have uncertain tax positions that are reserved totaling $1.3 million as of August 29, 2015 that are excluded from the above table as we cannot make a reasonably reliable estimate of the period of cash settlement with the respective taxing authority.

We have accrued $23.3 million in costs related to certain environmental obligations we have to address under terms of consent orders or otherwise negotiated with the applicable environmental authorities. Refer to “Environmental and Legal Contingencies”, above for additional discussion on our environmental obligations.

As discussed above under “Long-Term Debt and Borrowing Capacity”, as of August 29, 2015, we had borrowing capacity of $250.0 million under our Credit Agreement, of which approximately $197.1 million was available for borrowing. Also, as of such date, we had no outstanding borrowings and letters of credit outstanding of $52.9 million. All letters of credit expire in less than one year. We expect to replace the Credit Agreement prior to its maturity with a new revolving line of credit on appropriate terms.

In January 2015, we entered into sixteen forward contracts to exchange Canadian dollars (“CAD”) for U.S. dollars at fixed exchange rates in order to manage our exposure related to certain forecasted CAD denominated sales of one of our subsidiaries. The hedged transactions are specified as the first amount of CAD denominated revenues invoiced by one of our domestic subsidiaries each fiscal quarter, beginning in the third fiscal quarter of 2015 and continuing through the second fiscal quarter of 2019. In total, we will sell approximately 31.0 million CAD at an average Canadian-dollar exchange rate of 0.7825 over these quarterly periods. We concluded that the forward contracts met the criteria to qualify as a cash flow hedge under US GAAP. Accordingly, we have reflected all changes in the fair value of the forward contracts in accumulated other comprehensive (loss) income, a component of shareholders’ equity. Upon the maturity of each foreign exchange forward contract, the gain or loss on the contract will be recorded as an adjustment to revenues.

As of August 29, 2015, we had forward contracts with a notional value of approximately 25.7 million CAD outstanding and recorded the fair value of the contracts of $0.5 million in other long-term assets and a corresponding gain in accumulated other comprehensive (loss) income, which was recorded net of tax. During the year ended August 29, 2015, we reclassified a nominal amount from accumulated other comprehensive (loss) income to revenue, related to the derivative financial instruments. The gain in accumulated other comprehensive (loss) income as of August 29, 2015 is expected to be reclassified to revenues prior to its maturity on February 22, 2019.

Off Balance Sheet Arrangements

At August 29, 2015 and August 30, 2014, we did not have any off balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Securities and Exchange Commission Regulation S-K.

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

Energy Costs

Significant increases in energy costs, specifically with respect to natural gas and gasoline, can materially affect our results of operations and financial condition. During fiscal 2015, our energy costs, which include fuel, natural gas, and electricity, represented approximately 4.4% of our total revenue.

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

In May 2014, the FASB issued updated accounting guidance for revenue recognition, which they have subsequently modified. This modified update provides a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. This guidance will be effective for annual reporting periods, and any interim periods within those annual periods, that begin after December 15, 2017 and will be required to be applied retrospectively, with early adoption permitted. Accordingly, the standard will be effective for us on August 26, 2018. We are currently evaluating the adoption method we will apply and the impact that this guidance will have on our financial statements and related disclosures.

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

In May 2015, the FASB issued updated guidance to remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. This guidance also removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. This guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015, and is to be applied retrospectively to all periods presented, with early adoption permitted. Accordingly, the standard will be effective for us on August 28, 2016. We expect that adoption of this guidance will not have a material impact on our financial statements.

In July 2015, the FASB issued updated guidance which changes the measurement principle for inventory from the lower of cost or market to the lower of cost or net realizable value. Subsequent measurement is unchanged for inventory measured using last-in, first-out or the retail inventory method. This guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016, and is to be applied prospectively, with early adoption permitted. Accordingly, the standard will be effective for us on August 27, 2017. We expect that adoption of this guidance will not have a material impact on our financial statements.

In September 2015, the FASB issued updated guidance that require an entity to recognize adjustments made to provisional amounts that are identified in a business combination be recorded in the period such adjustments are determined, rather than retrospectively adjusting previously reported amounts. This guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015, and is to be applied prospectively, with early adoption permitted. Accordingly, the standard will be effective for us on August 28, 2016. We expect that adoption of this guidance will not have a material impact on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

We have determined that all of our foreign subsidiaries operate primarily in local currencies that represent the functional currencies of such subsidiaries. All assets and liabilities of our foreign subsidiaries are translated into U.S. dollars using the exchange rate prevailing at the balance sheet date. The effects of exchange rate fluctuations on the translation of assets and liabilities are recorded as a component of shareholders’ equity. Revenues and expenses are translated at the average exchange rates in effect during each month of the fiscal year. As such, our financial condition and operating results are affected by fluctuations in the value of the U.S. dollar as compared to currencies in foreign countries. Revenues denominated in currencies other than the U.S. dollar represented approximately 8.4%, 9.8% and 9.7% of total consolidated revenues for the fiscal years ended August 29, 2015, August 30, 2014 and August 31, 2013, respectively. Total assets denominated in currencies other than the U.S. dollar represented approximately 8.9% and 11.0% of total consolidated assets at August 29, 2015 and August 30, 2014, respectively. If exchange rates had increased or decreased by 10% from the actual rates in effect during the year ended August 29, 2015, our revenues and assets for the year ended and as of August 29, 2015 would have increased or decreased by approximately $12.3 million and $13.6 million, respectively.

In January 2015, we entered into sixteen forward contracts to exchange Canadian dollars (“CAD”) for U.S. dollars at fixed exchange rates in order to manage our exposure related to certain forecasted CAD denominated sales of one of our subsidiaries. The hedged transactions are specified as the first amount of CAD denominated revenues invoiced by one of our domestic subsidiaries each fiscal quarter, beginning in the third fiscal quarter of 2015 and continuing through the second fiscal quarter of 2019. In total, we will sell approximately 31.0 million CAD at an average Canadian-dollar exchange rate of 0.7825 over these quarterly periods. We concluded that the forward contracts met the criteria to qualify as a cash flow hedge under US GAAP. Accordingly, we have reflected all changes in the fair value of the forward contracts in accumulated other comprehensive (loss) income, a component of shareholders’ equity. Upon the maturity of each foreign exchange forward contract, the gain or loss on the contract will be recorded as an adjustment to revenues.

As of August 29, 2015, we had forward contracts with a notional value of approximately 25.7 million CAD outstanding and recorded the fair value of the contracts of $0.5 million in other long-term assets and a corresponding gain in accumulated other comprehensive (loss) income, which was recorded net of tax. During the year ended August 29, 2015, we reclassified a nominal amount from accumulated other comprehensive (loss) income to revenue, related to the derivative financial instruments. The gain in accumulated other comprehensive (loss) income as of August 29, 2015 is expected to be reclassified to revenues prior to its maturity on February 22, 2019.

Other than the forward contracts, discussed above, we do not operate a hedging program to mitigate the effect of a significant change in the value of our foreign subsidiaries functional currencies, which include the Canadian dollar, euro, British pound, Mexican peso and Nicaraguan cordoba, as compared to the U.S. dollar. Any losses or gains resulting from unhedged foreign currency transactions, including exchange rate fluctuations on intercompany accounts are reported as transaction losses (gains) in our other (income) expense. The intercompany payables and receivables are denominated in Canadian dollars, euros, British pounds, Mexican pesos and Nicaraguan cordobas. During the year ended August 29, 2015, transaction losses included in other (income) expense was approximately $1.6 million. If the exchange rates had changed by 10% during the year ended August 29, 2015, we would have recognized exchange gains or losses of approximately $0.8 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Statements of Income

UniFirst Corporation and Subsidiaries

Year ended (In thousands, except per share data)	August 29, 2015	August 30, 2014	August 31, 2013
Revenues	$1,456,605	$1,394,897	$1,355,515

Operating expenses:
Cost of revenues (1)	884,664	858,306	836,174
Selling and administrative expenses (1)	294,444	271,564	263,531
Depreciation and amortization	77,113	71,752	69,607
Total operating expenses	1,256,221	1,201,622	1,169,312

Income from operations	200,384	193,275	186,203

Other (income) expense:
Interest expense	873	772	1,651
Interest income	(3,310)	(3,131)	(3,201)
Foreign exchange loss	1,553	283	144
Total other (income) expense	(884)	(2,076)	(1,406)

Income before income taxes	201,268	195,351	187,609
Provision for income taxes	76,969	75,426	70,924

Net income	$124,299	$119,925	$116,685

Income per share – Basic:
Common Stock	$6.50	$6.29	$6.14
Class B Common Stock	$5.20	$5.03	$4.91

Income per share – Diluted:
Common Stock	$6.15	$5.95	$5.81

Income allocated to – Basic:
Common Stock	$98,665	$94,849	$91,916
Class B Common Stock	$24,761	$23,705	$22,913

Income allocated to – Diluted:
Common Stock	$123,472	$118,626	$114,927

Weighted average number of shares outstanding – Basic:
Common Stock	15,182	15,080	14,975
Class B Common Stock	4,763	4,711	4,666

Weighted average number of shares outstanding – Diluted:
Common Stock	20,079	19,939	19,789

Dividends per share:
Common Stock	$0.15	$0.15	$0.15
Class B Common Stock	$0.12	$0.12	$0.12

(1)	Exclusive of depreciation on the Company’s property, plant and equipment and amortization of its intangible assets.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income

UniFirst Corporation and Subsidiaries

Year ended (In thousands)	August 29, 2015	August 30, 2014	August 31, 2013
Net income	$124,299	$119,925	$116,685

Other comprehensive (loss) income:
Foreign currency translation adjustments	(23,134)	(2,852)	(6,081)
Pension benefit liabilities, net of income taxes	525	(1,126)	255
Change in fair value of derivatives, net of income taxes	708	—	—
Derivative financial instruments loss reclassified to earnings	21	—	—

Other comprehensive (loss) income	(21,880)	(3,978)	(5,826)

Comprehensive income	102,419	115,947	110,859

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Balance Sheets

UniFirst Corporation and Subsidiaries

(In thousands, except share and par value data)	August 29, 2015	August 30, 2014
Assets
Current assets:
Cash and cash equivalents	$276,553	$191,769
Receivables, less reserves of $6,007 and $5,114 respectively	151,851	152,523
Inventories	80,449	78,858
Rental merchandise in service	140,384	146,449
Prepaid and deferred income taxes	204	13,342
Prepaid expenses and other current assets	12,382	6,349

Total current assets	661,823	589,290

Property, plant and equipment:
Land, buildings and leasehold improvements	402,781	393,584
Machinery and equipment	535,698	512,842
Motor vehicles	193,643	166,573

Total property, plant and equipment	1,132,122	1,072,999
Less – accumulated depreciation	618,269	586,717

Total property, plant and equipment, net	513,853	486,282

Goodwill	313,133	303,648
Customer contracts, net	38,024	40,210
Other intangible assets, net	2,025	1,267
Deferred income taxes	1,475	1,403
Other assets	2,904	2,061
Total assets	$1,533,237	$1,424,161

Liabilities and shareholders’ equity
Current liabilities:
Loans payable	$1,385	$7,704
Accounts payable	50,826	59,177
Accrued liabilities	113,022	100,818
Accrued and deferred income taxes	18,878	23,342

Total current liabilities	184,111	191,041

Long-term liabilities:
Long-term debt	—	155
Accrued liabilities	54,566	50,235
Accrued and deferred income taxes	52,352	48,271

Total long-term liabilities	106,918	98,661

Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred Stock, $1.00 par value; 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $0.10 par value; 30,000,000 shares authorized; 15,246,588 and 15,189,947 shares issued and outstanding in 2015 and 2014, respectively	1,525	1,519
Class B Common Stock, $0.10 par value; 20,000,000 shares authorized; 4,854,519 and 4,860,519 shares issued and outstanding in 2015 and 2014, respectively	485	486
Capital surplus	67,611	59,415
Retained earnings	1,197,000	1,075,572
Accumulated other comprehensive (loss) income	(24,413)	(2,533)

Total shareholders’ equity	1,242,208	1,134,459

Total liabilities and shareholders’ equity	$1,533,237	$1,424,161

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Equity

UniFirst Corporation and Subsidiaries

(In thousands)	Common Shares	Class B Common Shares	Common Stock	Class B Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Equity

Balance, August 25, 2012	15,064	4,884	$1,506	$488	$42,984	$844,676	$7,271	$896,925
Net income	—	—	—	—	—	116,685	—	116,685
Pension benefit liabilities, net (1)	—	—	—	—	—	—	255	255
Foreign currency translation	—	—	—	—	—	—	(6,081)	(6,081)
Dividends declared	—	—	—	—	—	(2,853)	—	(2,853)
Shares converted	12	(12)	1	(1)	—	—	—	—
Share-based compensation, net (2)	(36)	—	(3)	—	2,982	—	—	2,979
Share-based awards exercised, net (1)(3)	90	—	9	—	5,479	—	—	5,488

Balance, August 31, 2013	15,130	4,872	$1,513	$487	$51,445	$958,508	$1,445	$1,013,398
Net income	—	—	—	—	—	119,925	—	119,925
Pension benefit liabilities, net (1)	—	—	—	—	—	—	(1,126)	(1,126)
Foreign currency translation	—	—	—	—	—	—	(2,852)	(2,852)
Dividends declared	—	—	—	—	—	(2,861)	—	(2,861)
Shares converted	12	(12)	1	(1)	—	—	—	—
Share-based compensation, net (2)	(36)	—	(3)	—	2,079	—	—	2,076
Share-based awards exercised, net (1)(3)	84	—	8	—	5,891	—	—	5,899

Balance, August 30, 2014	15,190	4,860	$1,519	$486	$59,415	$1,075,572	$(2,533)	$1,134,459
Net income	—	—	—	—	—	124,299	—	124,299
Pension benefit liabilities, net (1)	—	—	—	—	—	—	525	525
Change in fair value of derivatives	—	—	—	—	—	—	729	729
Foreign currency translation	—	—	—	—	—	—	(23,134)	(23,134)
Dividends declared	—	—	—	—	—	(2,871)	—	(2,871)
Shares converted	1	(1)	—	—	—	—	—	—
Share-based compensation, net (2)	(36)	(5)	(4)	(1)	406	—	—	401
Share-based awards exercised, net (1)(3)	91	—	10	—	7,790	—	—	7,800
Balance, August 29, 2015	15,246	4,854	$1,525	$485	$67,611	$1,197,000	$(24,413)	$1,242,208

(1)	These amounts are shown net of the effect of income taxes.

(2)	These amounts are shown net of any shares withheld by the Company to satisfy certain tax withholdings obligations in connection with the vesting of certain shares of restricted stock.

(3)	These amounts include excess tax benefits that the Company realized as part of the exercise of share-based awards.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statements of Cash Flows

UniFirst Corporation and Subsidiaries

Year ended (In thousands)	August 29, 2015	August 30, 2014	August 31, 2013
Cash flows from operating activities:
Net income	$124,299	$119,925	$116,685
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	68,164	62,791	59,810
Amortization of intangible assets	8,949	8,961	9,797
Amortization of deferred financing costs	209	209	238
Share-based compensation	5,366	5,601	6,315
Accretion on environmental contingencies	603	716	542
Accretion on asset retirement obligations	690	941	676
Deferred income taxes	(3,473)	8,439	20,666
Changes in assets and liabilities, net of acquisitions:
Receivables, less reserves	(3,494)	(11,541)	(6,907)
Inventories	(2,236)	(4,450)	1,146
Rental merchandise in service	4,900	(14,002)	7,079
Prepaid expenses and other current assets	(4,005)	2,623	(698)
Accounts payable	(7,648)	13,646	321
Accrued liabilities	17,832	6,890	11,261
Prepaid and accrued income taxes	16,761	(6,130)	(15,360)
Net cash provided by operating activities	226,917	194,619	211,571

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(22,359)	(3,635)	(30,714)
Capital expenditures	(101,163)	(91,808)	(103,526)
Other	(747)	1,269	54
Net cash used in investing activities	(124,269)	(94,174)	(134,186)

Cash flows from financing activities:
Proceeds from loans payable and long-term debt	6,866	9,388	14,033
Payments on loans payable and long-term debt	(13,055)	(113,247)	(9,524)
Proceeds from exercise of Common Stock options, including excess tax benefits	7,799	5,899	5,488
Taxes withheld and paid related to net share settlement of equity awards	(5,002)	(3,527)	(3,332)
Payment of cash dividends	(2,869)	(2,860)	(2,851)
Net cash (used in) provided by financing activities	(6,261)	(104,347)	3,814

Effect of exchange rate changes	(11,603)	(1,808)	(3,843)

Net increase (decrease) in cash and cash equivalents	84,784	(5,710)	77,356
Cash and cash equivalents at beginning of period	191,769	197,479	120,123

Cash and cash equivalents at end of period	$276,553	$191,769	$197,479

Supplemental disclosure of cash flow information:
Interest paid	$662	$763	$1,524
Income taxes paid, net of refunds received	$59,826	$69,755	$63,069

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

Fiscal Year

The Company’s fiscal year ends on the last Saturday in August. For financial reporting purposes, fiscal 2015 and fiscal 2014 consisted of 52 weeks, and fiscal 2013 consisted of 53 weeks.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and bank short-term investments with maturities of less than ninety days at the date of purchase.

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

The components of inventory as of August 29, 2015 and August 30, 2014 were as follows (in thousands):

	August 29, 2015	August 30, 2014
Raw materials	$17,658	$19,053
Work in process	2,415	3,759
Finished goods	60,376	56,046
Total inventories	$80,449	$78,858

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

Long-lived assets, including property, plant and equipment, are evaluated for impairment whenever events or circumstances indicate an asset may be impaired. There have been no material impairments of long-lived assets in fiscal 2015, 2014 or 2013. Expenditures for computer software, including amounts capitalized related to the Company’s ongoing project to update its customer relationship management (“CRM”) systems, are included within machinery and equipment. As of August 29, 2015, the Company had capitalized approximately $39.3 million related to its CRM project.

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

Definite-lived intangible assets are amortized over their estimated useful lives, which are based on management’s estimates of the period that the assets will generate economic benefits. Definite-lived intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable in accordance with US GAAP. There were no impairments of goodwill or indicators of impairment for definite-lived intangible assets in fiscal 2015, 2014 or 2013.

As of August 29, 2015, definite-lived intangible assets have a weighted average useful life of approximately 14.3 years. Customer contracts have a weighted average useful life of approximately 14.9 years and other intangible assets, net, which consist of primarily, restrictive covenants, deferred financing costs and trademarks, have a weighted average useful life of approximately 5.3 years.

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

The estimated liability for environmental contingencies has been discounted as of August 29, 2015 using risk-free interest rates ranging from 2.2 % to 2.9% over periods ranging from ten to thirty years. The estimated current costs, net of legal settlements with insurance carriers, have been adjusted for the estimated impact of inflation at 3% per year. Changes in enacted laws, regulatory orders or decrees, management’s estimates of costs, risk-free interest rates, insurance proceeds, participation by other parties, the timing of payments, the input of the Company’s attorneys and outside consultants or other factual circumstances could have a material impact on the amounts recorded for environmental and other contingent liabilities. Refer to Note 11, “Commitments and Contingencies”, of these Consolidated Financial Statements for additional discussion and analysis.

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

The Company (1) recognizes in its statement of financial position the over-funded or under-funded status of its defined benefit postretirement plans measured as the difference between the fair value of plan assets and the benefit obligation, (2) recognizes as a component of other comprehensive (loss) income, net of tax, the actuarial gains and losses and the prior service costs and credits that arise during the period but are not recognized as components of net periodic benefit cost, (3) measures defined benefit plan assets and defined benefit plan obligations as of the date of its statement of financial position, and (4) discloses additional information in the notes to financial statements about certain effects on net periodic benefit cost in the upcoming fiscal year that arise from delayed recognition of the actuarial gains and losses and the prior service costs and credits. Refer to Note 7, “Employee Benefit Plans”, of these Consolidated Financial Statements for further discussion regarding the Company’s pension plans.

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

The Company has undistributed earnings from its foreign subsidiaries of approximately $120.4 million as of August 29, 2015. The Company considers these undistributed earnings as indefinitely reinvested and therefore has not provided for U.S. income taxes or foreign withholding taxes. If these earnings were ultimately distributed to the U.S. in the form of dividends or otherwise, or if the shares of its international subsidiaries were sold or transferred, the Company would likely be subject to additional U.S. income taxes, net of the impact of any available foreign tax credits as well as foreign withholding taxes. It is not practicable to estimate the amount of unrecognized deferred U.S. taxes on these undistributed earnings.

Advertising Costs

Advertising costs are expensed as incurred and are classified as selling and administrative expenses. The Company incurred advertising costs of $1.3 million, $1.5 million and $1.2 million for the fiscal years ended August 29, 2015, August 30, 2014 and August 31, 2013, respectively.

Share-Based Compensation

The Company adopted a stock incentive plan (the “1996 Plan”) in November 1996 and reserved 1,500,000 shares of Common Stock for issuance under the 1996 Plan. This plan provided for the issuance of stock options and stock appreciation rights (collectively referred to as “Share-Based Awards”). The Company ceased granting new awards under the 1996 Plan as of January 21, 2011, and the 1996 Plan expired in accordance with its terms on January 8, 2012. The Company adopted a stock incentive plan (the “2010 Plan”) in October 2010 and reserved 600,000 shares of Common Stock for issuance under the 2010 Plan. The 2010 Plan replaced the Company’s 1996 Plan. The 2010 Plan permits the award of incentive and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, performance shares, dividend equivalent rights and cash-based awards.  No awards may be made under the 2010 Plan after January 11, 2021. On October 27, 2014, the Board of Directors, subject to the approval of the Company’s shareholders which was received at the 2015 annual meeting, adopted an amendment to the 2010 Plan to, among other matters, reserve for issuance an additional 750,000 shares and extend to 2025 the time period awards may be granted under the 2010 Plan. As of August 29, 2015, the number of remaining shares available for future grants under the 2010 Plan was 864,635. Share-based compensation, which includes expense related to Share-Based Awards, unrestricted and restricted stock grants, has been recorded in the accompanying Consolidated Statements of Income in selling and administrative expenses.

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

Compensation expense for all Share-Based Awards is recognized ratably over the related vesting period. Certain Share-Based Awards and shares of unrestricted stock were granted during fiscal 2015, 2014 and 2013 to non-employee Directors of the Company, which were fully vested upon grant and, with respect to stock appreciation rights, expire eight years after the grant date. Accordingly, compensation expense related to these Share-Based Awards and shares of unrestricted stock in fiscal 2015, 2014 and 2013 were recognized on the date of grant.

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

The fair value of each Share-Based Award is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used:

Fiscal year ended August	2015	2014	2013
Risk-free interest rate	1.92%	1.90%	1.24%
Expected dividend yield	0.27%	0.27%	0.41%
Expected life in years	7.44	7.45	7.42
Expected volatility	32.2%	32.9%	33.4%

The weighted average fair values of Share-Based Awards granted during fiscal years 2015, 2014 and 2013 were $40.06, $39.08 and $25.09, respectively.

Net Income Per Share

The Company calculates net income per share in accordance with US GAAP, which requires the Company to allocate income to its unvested participating securities as part of its earnings per share (“EPS”) calculations.

The Class B Common Stock may be converted at any time on a one-for-one basis into Common Stock at the option of the holder of the Class B Common Stock. Diluted earnings per share for the Company’s Common Stock assumes the conversion of all of the Company’s Class B Common Stock into Common Stock, full vesting of outstanding restricted stock, and the exercise of Share-Based Awards under the Company’s stock incentive plans.

The following table sets forth the computation of basic earnings per share using the two-class method for amounts attributable to the Company’s shares of Common Stock and Class B Common Stock (in thousands, except per share data):

Year ended	August 29, 2015	August 30, 2014	August 31, 2013

Net income available to shareholders	$124,299	$119,925	$116,685

Allocation of net income for Basic:
Common Stock	$98,665	$94,849	$91,916
Class B Common Stock	24,761	23,705	22,913
Unvested participating shares	873	1,371	1,856
	$124,299	$119,925	$116,685

Weighted average number of shares for Basic:
Common Stock	15,182	15,080	14,975
Class B Common Stock	4,763	4,711	4,666
Unvested participating shares	153	249	345
	20,098	20,040	19,986

Earnings per share for Basic:
Common Stock	$6.50	$6.29	$6.14
Class B Common Stock	$5.20	$5.03	$4.91

The Company calculates diluted EPS for Common Stock using the more dilutive of the following two methods:

•	The treasury stock method; or

•	The two-class method assuming a participating security is not exercised or converted.

For the years ended August 29, 2015, August 30, 2014 and August 31, 2013, the Company’s diluted EPS assumes the conversion of all vested Class B Common Stock into Common Stock and uses the two-class method for its unvested participating shares as it was the more dilutive of the two approaches. The following presents a reconciliation of basic and diluted net income per share (in thousands, except per share data):

	Year Ended August 29, 2015			Year Ended August 30, 2014			Year Ended August 31, 2013
	Earnings			Earnings			Earnings
	to Common	Common		to Common	Common		to Common	Common
	shareholders	Shares	EPS	shareholders	Shares	EPS	shareholders	Shares	EPS

As reported – Basic	$98,665	15,182	$6.50	94,849	15,080	$6.29	$91,916	14,975	$6.14

Add: effect of dilutive potential common shares
Share-Based Awards	—	134		—	148		—	148
Class B Common Stock	24,761	4,763		23,705	4,711		22,913	4,666

Add: Undistributed earnings allocated to unvested participating shares	853	—		1,339	—		1,810	—

Less: Undistributed earnings reallocated to unvested participating shares	(807)	—		(1,267)	—		(1,712)	—

Diluted EPS – Common Stock	$123,472	20,079	$6.15	118,626	19,939	$5.95	$114,927	19,789	$5.81

Share-Based Awards that would result in the issuance of 10,702 shares of Common Stock were excluded from the calculation of diluted earnings per share for the year ended August 29, 2015 because they were anti-dilutive. Share-Based Awards that would result in the issuance of 185 shares of Common Stock were excluded from the calculation of diluted earnings per share for the year ended August 30, 2014 because they were anti-dilutive. Share-Based Awards that would result in the issuance of 152 shares of Common Stock were excluded from the calculation of diluted earnings per share for the year ended August 31, 2013 because they were anti-dilutive.

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

In May 2014, the FASB issued updated accounting guidance for revenue recognition, which they have subsequently modified. This modified update provides a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. This guidance will be effective for annual reporting periods, and any interim periods within those annual periods, that begin after December 15, 2017 and will be required to be applied retrospectively, with early adoption permitted. Accordingly, the standard will be effective for the Company on August 26, 2018. The Company is currently evaluating the adoption method it will apply and the impact that this guidance will have on its financial statements and related disclosures.

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

In May 2015, the FASB issued updated guidance to remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. This guidance also removes the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. This guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015, and is to be applied retrospectively to all periods presented, with early adoption permitted. Accordingly, the standard will be effective for the Company on August 28, 2016. The Company expects that adoption of this guidance will not have a material impact on its financial statements.

In July 2015, the FASB issued updated guidance which changes the measurement principle for inventory from the lower of cost or market to the lower of cost or net realizable value. Subsequent measurement is unchanged for inventory measured using last-in, first-out or the retail inventory method. This guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016, and is to be applied prospectively, with early adoption permitted. Accordingly, the standard will be effective for the Company on August 27, 2017. The Company expects that adoption of this guidance will not have a material impact on its financial statements.

In September 2015, the FASB issued updated guidance that require an entity to recognize adjustments made to provisional amounts that are identified in a business combination be recorded in the period such adjustments are determined, rather than retrospectively adjusting previously reported amounts. This guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015, and is to be applied prospectively, with early adoption permitted. Accordingly, the standard will be effective for the Company on August 28, 2016. The Company expects that adoption of this guidance will not have a material impact on its financial statements.

2. Acquisitions

During the fiscal year ended August 29, 2015, the Company completed seven business acquisitions with an aggregate purchase price of approximately $22.4 million. The results of operations of these acquisitions have been included in the Company’s consolidated financial results since their respective acquisition dates. These acquisitions were not significant in relation to the Company’s consolidated financial results and, therefore, pro forma financial information has not been presented.

Aggregate information relating to the acquisition of businesses which were accounted for as purchases is as follows (in thousands, except number of businesses acquired):

Year ended	August 29, 2015	August 30, 2014	August 31, 2013
Number of businesses acquired	7	7	7
Tangible assets acquired	$4,179	$949	$7,494
Intangible assets and goodwill acquired	18,190	2,686	23,326
Liabilities assumed	(10)	—	(106)

Acquisition of businesses	$22,359	$3,635	$30,714

Tangible assets acquired primarily relate to accounts receivable, inventory, prepaid expenses and property, plant and equipment. Liabilities assumed primarily relate to accounts payable and accrued liabilities.

The amount assigned to intangible assets acquired was based on their respective fair values determined as of the acquisition date. The excess of the purchase price over the tangible and intangible assets was recorded as goodwill. In fiscal 2015 and 2014 all of the goodwill was allocated to the US and Canadian Rental and Cleaning segment and is deductible for tax purposes.

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

All financial assets or liabilities that are measured at fair value on a recurring basis (at least annually) have been segregated into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date.  The assets or liabilities measured at fair value on a recurring basis are summarized in the tables below (in thousands):

	As of August 29, 2015
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents	$42,093	$—	$—	$42,093
Pension plan assets	—	4,757	—	4,757
Foreign currency forward contracts	—	524	—	524
Total assets at fair value	$42,093	$5,281	$—	$47,374

	As of August 30, 2014
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents	$47,552	$—	$—	$47,552
Pension plan assets	—	5,008	—	5,008
Total assets at fair value	$47,552	$5,008	$—	$52,560

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

The Company’s foreign currency forward contracts represent contracts the Company has entered into to exchange Canadian dollars for U.S. dollars at fixed exchange rates in order to manage its exposure related to certain forecasted Canadian dollar denominated sales of one of its subsidiaries. These contracts were included in other assets as of August 29, 2015. The fair value of the forward contracts is based on similar exchange traded derivatives and are, therefore, included within Level 2 of the fair value hierarchy.

4. Income Taxes

The provision for income taxes consists of the following (in thousands):

Year ended	August 29, 2015	August 30, 2014	August 31, 2013
Current:
Federal	$65,656	$54,005	$39,455
Foreign	3,350	3,480	3,999
State	11,184	9,216	6,722
Total current	$80,190	$66,701	$50,176

Deferred:
Federal	$(2,705)	$6,838	$17,514
Foreign	34	59	151
State	(550)	1,828	3,083
Total deferred	$(3,221)	$8,725	$20,748

Total	$76,969	$75,426	$70,924

The following table reconciles the provision for income taxes using the statutory federal income tax rate to the actual provision for income taxes (in thousands):

	August 29, 2015	August 30, 2014	August 31, 2013
Income taxes at the statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes	3.5	3.8	3.5
Adjustments to tax reserves	0.1	0.1	-0.1
Foreign tax rate differential	-0.7	-0.5	-0.8
Permanent and other	0.3	0.2	0.2
Total	38.2%	38.6%	37.8%

The tax effect of items giving rise to the Company’s deferred tax assets and liabilities is as follows (in thousands):

	August 29, 2015	August 30, 2014
Deferred Tax Assets
Payroll and benefit related	$22,533	$22,129
Insurance related	14,565	13,935
Environmental	9,119	7,765
Other	10,438	7,769
Total deferred tax assets	$56,655	$51,598

Deferred Tax Liabilities
Tax in excess of book depreciation	$36,888	$37,152
Purchased intangible assets	33,428	31,100
Rental merchandise in service	51,772	52,745
Total deferred tax liabilities	122,088	120,997

Net deferred tax liability	$65,433	$69,399

The Company has evaluated its deferred tax assets and believes that they will be fully recovered. As a result, the Company has not established a valuation allowance.

As of August 29, 2015 and August 30, 2014, there was $0.9 million and $0.8 million, respectively, in total unrecognized tax benefits, which if recognized, would favorably impact the Company’s effective tax rate. The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense which is consistent with the recognition of these items in prior reporting periods. As of August 29, 2015 and August 30, 2014, the Company had accrued a total of $0.1 million in interest and penalties, in its long-term accrued liabilities.  For the years ended August 29, 2015 and August 30, 2014, the Company recognized a nominal expense in its Consolidated Statement of Income related to interest and penalties. For the year ended August 31, 2013, the Company recognized a nominal benefit in its Consolidated Statement of Income related to interest and penalties.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at August 31, 2013	$926
Additions based on tax positions related to the current year	430
Statute expirations	(186)

Balance at August 30, 2014	$1,170
Additions based on tax positions related to the current year	395
Statute expirations	(253)

Balance at August 29, 2015	$1,312

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

5. Loans Payable and Long-term Debt

As of August 29, 2015, the Company had $1.4 million of loans payable outstanding and no long-term debt compared to August 30, 2014 when it had $7.7 million of loans payable and $0.2 million of long-term debt outstanding.

On May 5, 2011, the Company entered into a $250.0 million unsecured revolving credit agreement (the “Credit Agreement”) with a syndicate of banks, which matures on May 4, 2016. Under the Credit Agreement, the Company is able to borrow funds at variable interest rates based on, at the Company’s election, the Eurodollar rate or a base rate, plus in each case a spread based on the Company’s consolidated funded debt ratio. Availability of credit requires compliance with certain financial and other covenants, including a maximum consolidated funded debt ratio and minimum consolidated interest coverage ratio as defined in the Credit Agreement. The Company tests its compliance with these financial covenants on a fiscal quarterly basis. At August 29, 2015, the interest rates applicable to the Company’s borrowings under the Credit Agreement would be calculated as LIBOR plus 75 basis points at the time of the respective borrowing. As of August 29, 2015, the Company had no outstanding borrowings, outstanding letters of credit amounting to $52.9 million and $197.1 million available for borrowing under the Credit Agreement.

On September 14, 2006, the Company issued $100.0 million of floating rates notes (“Floating Rate Notes”) pursuant to a Note Purchase Agreement, which bore interest at LIBOR plus 50 basis points. On September 14, 2013, the Floating Rate Notes matured and were repaid in full from the Company’s cash reserves.

As of August 29, 2015, the Company was in compliance with all covenants under the Credit Agreement.

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

Derivative instruments that qualify for hedge accounting are classified as a hedge of the variability of cash flows to be received or paid related to a recognized asset, liability or forecasted transaction. Changes in the fair value of a derivative that is highly effective and designated as a cash flow hedge are recognized in accumulated other comprehensive (loss) income until the hedged item or forecasted transaction is recognized in earnings. We perform an assessment at the inception of the hedge and on a quarterly basis thereafter, to determine whether our derivatives are highly effective in offsetting changes in the value of the hedged items. Any changes in the fair value resulting from hedge ineffectiveness are immediately recognized as income or expense.

In January 2015, the Company entered into sixteen forward contracts to exchange Canadian dollars (“CAD”) for U.S. dollars at fixed exchange rates in order to manage its exposure related to certain forecasted CAD denominated sales of one of its subsidiaries. The hedged transactions are specified as the first amount of CAD denominated revenues invoiced by one of the Company’s domestic subsidiaries each fiscal quarter, beginning in the third fiscal quarter of 2015 and continuing through the second fiscal quarter of 2019. In total, the Company will sell approximately 31.0 million CAD at an average Canadian-dollar exchange rate of 0.7825 over these quarterly periods. The Company concluded that the forward contracts met the criteria to qualify as a cash flow hedge under US GAAP. Accordingly, the Company has reflected all changes in the fair value of the forward contracts in accumulated other comprehensive (loss) income, a component of shareholders’ equity. Upon the maturity of each foreign exchange forward contract, the gain or loss on the contract will be recorded as an adjustment to revenues.

As of August 29, 2015, the Company had forward contracts with a notional value of approximately 25.7 million CAD outstanding and recorded the fair value of the contracts of $0.5 million in other long-term assets and a corresponding gain in accumulated other comprehensive (loss) income, which was recorded net of tax. For the fiscal year ended August 29, 2015, the Company reclassified a nominal amount from accumulated other comprehensive (loss) income to revenue, related to the derivative financial instruments. The gain in accumulated other comprehensive (loss) income as of August 29, 2015 is expected to be reclassified to revenues prior to its maturity on February 22, 2019.

7. Employee Benefit Plans

Defined Contribution Retirement Savings Plan

The Company has a defined contribution retirement savings plan with a 401(k) feature for all eligible employees not under collective bargaining agreements. The Company matches a portion of the employee’s contribution and may make an additional contribution at its discretion. Contributions charged to expense under the plan for the years ended August 29, 2015, August 30, 2014 and August 31, 2013 were $15.8 million, $16.4 million and $17.0 million, respectively.

Pension Plans and Supplemental Executive Retirement Plans

The Company accounts for its pension plans and Supplemental Executive Retirement Plan on an accrual basis over employees’ estimated service periods.

The Company (1) recognizes in its statement of financial position the over-funded or under-funded status of its defined benefit postretirement plans measured as the difference between the fair value of plan assets and the benefit obligation, (2) recognizes as a component of other comprehensive (loss) income, net of tax, the actuarial gains and losses and the prior service costs and credits that arise during the period but are not recognized as components of net periodic benefit cost, (3) measures defined benefit plan assets and defined benefit plan obligations as of the date of its statement of financial position, and (4) discloses additional information in the notes to financial statements about certain effects on net periodic benefit cost in the upcoming fiscal year that arise from delayed recognition of the actuarial gains and losses and the prior service costs and credits.

The Company maintains an unfunded Supplemental Executive Retirement Plan (“SERP”) for certain eligible employees of the Company. The benefits are based on the employee’s compensation upon retirement. The amount charged to expense related to this plan amounted to approximately $2.8 million, $2.1 million and $1.9 million for the fiscal years ended 2015, 2014 and 2013, respectively.

The Company maintains a non-contributory defined benefit pension plan (“UniFirst Plan”) covering union employees at one of its locations. The benefits are based on years of service. The UniFirst Plan assets are invested in a Guaranteed Deposit Account (“GDA”) that is maintained and operated by Prudential Retirement Insurance and Annuity Company (“PRIAC”). All assets are merged with the general assets of PRIAC and are invested predominantly in privately placed securities and mortgages. At the beginning of each calendar year, PRIAC notifies the Company of the annual rates of interest which will be applied to the amounts held in the Guaranteed Deposit Account during the next calendar year. In determining the interest rate to be applied, PRIAC considers the investment performance of the underlying assets of the prior year; however, regardless of the investment performance the annual interest rate applied per the contract must be a minimum of 3.25%. The amount charged to expense related to this plan amounted to approximately $0.4 million for fiscal years ended 2015, 2014 and 2013.

In connection with one of the Company’s acquisitions, the Company assumed liabilities related to a frozen pension plan covering many of the acquired Company’s former employees (“Textilease Plan”). The pension benefits are based on years of service and the employee’s compensation. The Textilease Plan assets are held in a separate GDA with PRIAC; however the minimum interest rate per the Textilease Plan contract is 1.5%. The amount charged to expense related to this plan amounted to approximately $0.3 million, $0.2 million and $0.1 million for fiscal years ended 2015, 2014 and 2013, respectively

The Company refers to its UniFirst Plan and Textilease Plan collectively as its “Pension Plans”.

The components of net periodic benefit cost related to the Company’s Pension Plans and SERP for the years ended August 29, 2015, August 30, 2014 and August 31, 2013 were as follows (in thousands):

	Pension Plans			SERP
	2015	2014	2013	2015	2014	2013
Service cost	$192	$172	$178	$821	$615	$547
Interest cost	294	328	268	1,133	942	912
Expected return on assets	(182)	(183)	(198)	—	—	—
Amortization of prior service cost	62	62	62	368	368	368
Amortization of unrecognized loss	152	113	138	461	151	104
Other events	174	72	44	—	—	—
Net periodic benefit cost	$692	$564	$492	$2,783	$2,076	$1,931

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

The Company’s obligations and funded status related to its Pension Plans and SERP as of August 29, 2015 and August 30, 2014 were as follows (in thousands):

	Pension Plans		SERP
	2015	2014	2015	2014
Change in benefit obligation:
Projected benefit obligation, beginning of year	$8,755	$7,954	$21,284	$18,110
Service cost	192	172	821	615
Interest cost	294	328	1,133	942
Amendments	263	—	—	—
Actuarial (gain) loss	(228)	708	290	1,889
Benefits paid	(314)	(198)	(243)	(272)
Settlements	(483)	(209)	—	—
Projected benefit obligation, end of year	$8,479	$8,755	$23,285	$21,284

Change in plan assets:
Fair value of plan assets, beginning of year	$5,008	$4,939	$—	$—
Actual return on plan assets	153	154	—	—
Employer contributions	394	322	—	—
Benefits paid	(314)	(198)	—	—
Settlements	(484)	(209)	—	—
Fair value of plan assets, end of year	$4,757	$5,008	$—	$—

Funded status (net amount recognized):	$(3,722)	$(3,747)	$(23,285)	$(21,284)

As of August 29, 2015 and August 30, 2014, the accumulated benefit obligations for the Company’s Pension Plans were $8.3 million and $8.8 million, respectively. As of August 29, 2015 and August 30, 2014, the accumulated benefit obligations for the Company’s SERP were $18.6 million and $17.0 million, respectively.

The amounts recorded on the Consolidated Balance Sheet for the Company’s Pension Plans and SERP as of August 29, 2015 and August 30, 2014 were as follows (in thousands):

	Pension Plans		SERP
	2015	2014	2015	2014
Deferred tax assets	$988	$1,097	$1,975	$2,193
Accrued liabilities	$3,722	$3,747	$23,285	$21,284
Accumulated other comprehensive loss	$(1,538)	$(1,753)	$(3,181)	$(3,491)

As of August 29, 2015 and August 30, 2014, the amounts recognized in accumulated other comprehensive loss for the Company’s Pension Plans and SERP (in thousands):

	Pension Plans		SERP
	2015	2014	2015	2014
Net actuarial loss	$(1,199)	$(1,534)	$(2,918)	$(3,006)
Unrecognized prior service cost	(339)	(219)	(263)	(485)
	$(1,538)	$(1,753)	$(3,181)	$(3,491)

The weighted average assumptions used in calculating the Company’s projected benefit obligation as of August 29, 2015 and August 30, 2014, were as follows:

	Pension Plans		SERP
	2015	2014	2015	2014
Discount rate	3.8%	3.6%	4.1%	3.8%
Rate of compensation increase	N/A	N/A	5.0%	5.0%

The weighted average assumptions used in calculating the Company’s net periodic service cost for the years ended August 29, 2015, August 30, 2014 and August 31, 2013, were as follows:

	Pension Plans			SERP
	2015	2014	2013	2015	2014	2013
Discount rate	3.6%	4.3%	3.3%	3.8%	4.6%	3.6%
Expected return on plan assets	3.9%	4.0%	4.0%	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	5.0%	5.0%	5.0%

The following benefit payments, which reflect expected future service, that are expected to be paid for the five fiscal years subsequent to August 29, 2015 and thereafter are as follows (in thousands):

	Pension Plans	SERP
2016	$459	$875
2017	307	879
2018	423	898
2019	818	950
2020	622	1,013
Thereafter	5,850	18,670
	$8,479	$23,285

8. Goodwill and Other Intangible Assets

As discussed in Note 2, “Acquisitions”, when the Company acquires a business the amount assigned to the tangible assets and liabilities and intangible assets acquired is based on their respective fair values determined as of the acquisition date. The excess of the purchase price over the tangible assets and liabilities and intangible assets is recorded as goodwill. The following details the changes in the Company’s intangible assets and goodwill related to the Company’s acquisitions as well as its asset purchases for the years ended August 29, 2015 and August 30, 2014 as well as the respective periods over which the assets will be amortized (in thousands, except weighted average life in years). These amounts include additional payments associated with prior year acquisitions as well as changes to acquisition purchase allocations that had not been finalized as of the end of the prior fiscal year:

Year ended	August 29, 2015	Weighted Average Life in Years	August 30, 2014	Weighted Average Life in Years
Goodwill	$10,272	N/A	$1,404	N/A
Customer contracts	6,199	14.9	1,141	12.9
Other intangible assets	1,603	5.3	179	6.7

Total intangible assets and goodwill acquired	$18,074		$2,724

The Company does not amortize goodwill, but it is reviewed annually or more frequently if certain indicators arise, for impairment. There were no impairment losses related to goodwill or intangible assets during the years ended August 29, 2015, August 30, 2014 or August 31, 2013.

The changes in the carrying amount of goodwill are as follows (in thousands):

Balance as of August 31, 2013	$302,363
Goodwill recorded during the period	1,404
Other	(119)

Balance as of August 30, 2014	$303,648
Goodwill recorded during the period	10,272
Other	(787)

Balance as of August 29, 2015	$313,133

As of August 29, 2015, the Company has allocated $308.4 million, $4.1 million and $0.6 million of goodwill to its US and Canadian Rental and Cleaning, Specialty Garments and First Aid segments, respectively.

Intangible assets, net in the Company’s accompanying Consolidated Balance Sheets are as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
August 29, 2015
Customer contracts	$159,451	$121,427	$38,024
Other intangible assets	29,927	27,902	2,025
	$189,378	$149,329	$40,049
August 30, 2014
Customer contracts	$153,730	$113,520	$40,210
Other intangible assets	28,670	27,403	1,267
	$182,400	$140,923	$41,477

Estimated amortization expense for the five fiscal years subsequent to August 29, 2015 and thereafter, based on intangible assets, net as of August 29, 2015 is as follows (in thousands):

2016	$8,604
2017	7,872
2018	7,291
2019	4,521
2020	3,914
Thereafter	7,847
$40,049

9. Accrued Liabilities

Accrued liabilities in the accompanying Consolidated Balance Sheet consists of the following (in thousands):

	August 29, 2015	August 30, 2014
Current liabilities:
Payroll and benefit related	$48,932	$48,978
Insurance related	40,123	37,683
Environmental related	7,254	5,046
Other	16,713	9,111
	$113,022	$100,818
Long-term liabilities:
Benefit related	$26,132	$23,760
Environmental related	16,053	14,800
Asset retirement obligations	12,381	11,675
	$54,566	$50,235

Total accrued liabilities	$167,588	$151,053

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

The Company recognized as a liability the present value of the estimated future costs to decommission its nuclear laundry facilities. The estimated liability is based on historical experience in decommissioning nuclear laundry facilities, estimated useful lives of the underlying assets, external vendor estimates as to the cost to decommission these assets in the future, and federal and state regulatory requirements. The estimated current costs have been adjusted for the estimated impact of inflation at 3% per year. The liability has been discounted using credit-adjusted risk-free rates that range from approximately 7.0% to 7.5% over six to twenty-nine years. Revisions to the liability could occur due to changes in the Company’s estimated useful lives of the underlying assets, estimated dates of decommissioning, changes in decommissioning costs, changes in federal or state regulatory guidance on the decommissioning of such facilities, or other changes in estimates. Changes due to revised estimates will be recognized by adjusting the carrying amount of the liability and the related long-lived asset if the assets are still in service, or charged to expense in the period if the assets are no longer in service.

A rollforward of the Company’s asset retirement liability is as follows (in thousands):

	August 29, 2015	August 30, 2014
Beginning balance	$11,675	$10,796
Accretion expense	690	941
Effect of exchange rate changes	(484)	(62)
Change in estimate	500	—
Ending balance	$12,381	$11,675

The Company’s asset retirement obligations are included in long-term accrued liabilities in the accompanying Consolidated Balance Sheet.

11. Commitments and Contingencies

Lease Commitments

The Company leases certain buildings and equipment from independent parties. Total rent expense on all leases was $9.8 million, $9.9 million and $8.7 million for the fiscal years ended 2015, 2014 and 2013, respectively. Annual minimum lease commitments for the five years subsequent to August 29, 2015 and thereafter are as follows (in thousands):

2016	$8,317
2017	6,264
2018	4,671
2019	3,332
2020	3,071
Thereafter	2,591
$28,246

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

The Company has accrued certain costs related to the sites described above as it has been determined that the costs are probable and can be reasonably estimated. The Company has potential exposure related to a parcel of land (the "Central Area") related to the Woburn, Massachusetts site discussed above. Currently, the consent decree for the Woburn site does not define or require any remediation work in the Central Area. The United States Environmental Protection Agency (the "EPA") has provided the Company and other signatories to the consent decree with comments on the design and implementation of groundwater and soil remedies at the Woburn site and investigation of environmental conditions in the Central Area. The Company, and other signatories, have implemented and proposed to do additional work at the Woburn site but many of the EPA’s comments remain to be resolved. The Company has accrued costs to perform certain work responsive to EPA's comments. The Company is also in discussions with EPA concerning its invoices for oversight costs with respect to the Woburn site and the Central Area. The Company has implemented mitigation measures and continues to monitor environmental conditions at the Somerville, Massachusetts site. In fiscal 2015, we also recorded an additional $3.0 million in expense related to our environmental contingency reserves compared to the prior year. This increase was due to a number of factors, including additional costs we expect to incur associated with the construction of a planned municipal transit station in the area of our Somerville site as well as the impact of lower interest rates on the discounting of our environmental liabilities in the prior year.

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

There is usually a range of reasonable estimates of the costs associated with each site. In accordance with US GAAP, the Company’s accruals reflect the amount within the range that it believes is the best estimate or the low end of a range of estimates if no point within the range is a better estimate. Where it believes that both the amount of a particular liability and the timing of the payments are reliably determinable, the Company adjusts the cost in current dollars using a rate of 3% for inflation until the time of expected payment and discounts the cost to present value using current risk-free interest rates. As of August 29, 2015, the risk-free interest rates utilized by the Company ranged from 2.2% to 2.9%.

For environmental liabilities that have been discounted, the Company includes interest accretion, based on the effective interest method, in selling and administrative expenses on the accompanying Consolidated Statements of Income. The changes to the Company’s environmental liabilities for the years ended August 29, 2015 and August 30, 2014 were as follows (in thousands):

Year ended	August 29, 2015	August 30, 2014
Beginning balance	$19,846	$19,680
Costs incurred for which reserves have been provided	(2,014)	(2,913)
Insurance proceeds	121	687
Interest accretion	603	716
Changes in discount rates	224	1,080
Revisions in estimates	4,527	596

Ending balance	$23,307	$19,846

Anticipated payments and insurance proceeds of currently identified environmental remediation liabilities as of August 29, 2015, for the next five fiscal years and thereafter, as measured in current dollars, are reflected below.

(In thousands)	2016	2017	2018	2019	2020	Thereafter	Total
Estimated costs – current dollars	$7,413	$1,829	$1,476	$1,309	$1,361	$12,493	$25,881

Estimated insurance proceeds	(159)	(173)	(159)	(173)	(159)	(1,293)	(2,116)

Net anticipated costs	$7,254	$1,656	$1,317	$1,136	$1,202	$11,200	$23,765

Effect of inflation							7,255
Effect of discounting							(7,713)

Balance as of August 29, 2015							$23,307

Estimated insurance proceeds are primarily received from an annuity received as part of a legal settlement with an insurance company. Annual proceeds of approximately $0.3 million are deposited into an escrow account which funds remediation and monitoring costs for three sites related to former operations in Williamstown, Vermont. Annual proceeds received but not expended in the current year accumulate in this account and may be used in future years for costs related to this site through the year 2027. As of August 29, 2015, the balance in this escrow account, which is held in a trust and is not recorded in the Company’s accompanying Consolidated Balance Sheet, was approximately $3.2 million. Also included in estimated insurance proceeds are amounts the Company is entitled to receive pursuant to legal settlements as reimbursements from three insurance companies for estimated costs at the site in Uvalde, Texas.

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

As previously disclosed, in February 2015 the Company and its insurers entered into a Settlement and Release Agreement (the “Settlement Agreement”) with respect to pending and potential future suits against the Company relating to New England Compounding Center’s (“NECC”) highly-publicized compounding and sale of tainted methylprednisolone acetate, which reportedly resulted in a widespread outbreak of fungal meningitis and other infections.  It had been reported that over 60 people died and another approximately 700 people were allegedly seriously injured as a result of this outbreak.  These suits against the Company related to the limited, once-a-month cleaning services the Company provided to portions of NECC’s cleanroom facilities.

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

Other Contingent Liabilities

As security for certain agreements with the NRC and various state agencies related to the nuclear operations (see above) and certain insurance programs, the Company had standby irrevocable bank commercial letters of credit of $52.9 million and $49.6 million outstanding as of August 29, 2015 and August 30, 2014, respectively.

12. Share-based Compensation

In fiscal 2015, 2014 and 2013, a total of 1,096, 583, and 1,590 shares of fully vested unrestricted stock, respectively, were granted to certain non-employee directors of the Company. Accordingly, compensation expense related to the 2015, 2014 and 2013 unrestricted stock was recognized on the date of grant.

In fiscal 2015, 2014 and 2013, the Company granted a total of 4,875, 4,700, and 6,570 stock appreciation rights, respectively, under the 2010 Plan to the Company’s non-employee directors. Such stock appreciation rights were fully vested upon grant, expire on the earlier of the eighth anniversary of the grant date or the second anniversary of the date that the director ceases to be a member of the Board of Directors and must be settled in stock at the time of exercise. Accordingly, compensation expense related to the stock appreciation rights were recognized on the date of grant.

On April 5, 2010, the Company entered into a Restricted Stock Award Agreement (the “Performance Criteria Restricted Stock Award Agreement”) with its Chief Executive Officer (“CEO”) pursuant to which the Company granted 350,000 shares (the “Performance Restricted Shares”) of restricted common stock to the CEO. The Performance Restricted Shares were earned when the Company achieved certain consolidated revenues and adjusted operating margins as set forth in the Performance Criteria Restricted Stock Award Agreement during certain performance periods in fiscal 2010, fiscal 2011 and fiscal 2012 as set forth in such agreement (collectively, the “Performance Criteria”). The Performance Restricted Shares earned upon achievement of the Performance Criteria vest in four equal amounts on the third, fourth, fifth and sixth anniversaries of the grant date provided that the CEO continues to be employed by the Company on each such date. As the Company believed that it was probable that the Performance Criteria would be met, compensation expense began being recognized as of the grant date of these shares. As required by accounting rules, the Company is recognizing compensation expense for each vesting tranche of the Performance Restricted Shares ratably from the service inception date to the vesting date for each tranche. In the event the CEO’s employment with the Company is terminated by the Company without cause or by reason of his death or disability, the Performance Restricted Shares that have not yet vested will automatically vest in full.

Also on April 5, 2010, the Company entered into a Restricted Stock Award Agreement (the “Restricted Stock Award Agreement”) with the CEO pursuant to which the Company granted 50,000 shares (the “Restricted Shares”) of restricted common stock to the CEO. The Restricted Shares vest in equal amounts on each of the first six anniversaries of the grant date provided that the CEO continues to be employed by the Company on each such date. Compensation expense related to the Restricted Shares is being recognized ratably over the vesting period. In the event the CEO’s employment with the Company is terminated by the Company without cause or by reason of his death or disability, the Restricted Shares that have not yet vested will automatically vest in full.

For the Performance Criteria Restricted Stock Award Agreement and the Restricted Stock Award Agreement, the fair value of the restricted shares was the closing price on April 5, 2010, which was $51.39.

Compensation expense for all share-based compensation, which includes Share-Based Awards and restricted stock grants, for the five fiscal years subsequent to August 29, 2015, is expected to be as follows (in thousands):

	Share-Based Awards	Restricted Stock	Total
2016	$2,322	$680	$3,002
2017	2,013	—	2,013
2018	1,605	—	1,605
2019	923	—	923
2020	119	—	119
Total	$6,982	$680	$7,662

As of August 29, 2015, the total compensation cost not yet recognized related to non-vested share-based compensation grants was approximately $7.7 million. The weighted average periods over which compensation cost for Share-Based Awards and restricted stock will be recognized are 2.3 years and 0.6 years, respectively.

The following table summarizes the Share-Based Award activity for the fiscal year ended August 29, 2015:

	Number of Shares	Weighted Average Exercise Price
Outstanding, August 30, 2014	618,602	$61.86

Granted	130,875	107.43
Exercised	(95,476)	43.10
Forfeited	(9,000)	73.47

Outstanding, August 29, 2015	645,001	$73.72

Exercisable, August 29, 2015	98,501	$53.23

13. Shareholders’ Equity

The Company has two classes of common stock: Common Stock and Class B Common Stock. Each share of Common Stock is entitled to one vote, is freely transferable, and is entitled to a cash dividend equal to 125% of any cash dividend paid on each share of Class B Common Stock. Each share of Class B Common Stock is entitled to ten votes and can be converted to Common Stock on a share-for-share basis. However, until converted to Common Stock, shares of Class B Common Stock are not freely transferable. For the year ended August 29, 2015, a total of 1,000 shares of Class B Common Stock were converted to Common Stock.

14. Accumulated Other Comprehensive (Loss) Income

The changes in each component of accumulated other comprehensive (loss) income, net of tax, for the fiscal year ended 2015, 2014 and 2013 are as follows (in thousands):

	Foreign Currency Translation	Pension- related	Derivative Financial Instruments	Total Accumulated Other Comprehensive (Loss) Income
Balance as of August 31, 2013	$5,563	$(4,118)	$—	$1,445
Change during the year	(2,852)	(1,126)	—	(3,978)

Balance as of August 30, 2014	2,711	(5,244)	—	(2,533)
Change during the year	(23,134)	525	729	(21,880)

Balance as of August 29, 2015	$(20,423)	$(4,719)	$729	$(24,413)

Amounts reclassified from accumulated other comprehensive (loss) income, net of tax, for the fiscal years ended August 29, 2015 and August 30, 2014 were as follows (in thousands):

	Year ended August 29,		Year ended August 30,
	2015		2014
Pension benefit liabilities, net:
Actuarial losses	$151	(a)	$—
Total, net of tax	151		—
Derivative financial instruments, net:
Forward contracts	21	(b)	—
Total, net of tax	21		—
Total amounts reclassified, net of tax	172		—

(a)	Amounts included in selling and administrative expenses in the accompanying Consolidated Statements of Income.

(b)	Amounts included in revenues in the accompanying Consolidated Statements of Income.

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

The Company refers to the US and Canadian Rental and Cleaning, MFG, and Corporate reporting segments combined as its “Core Laundry Operations,” which is included as a subtotal in the following tables (in thousands):

As of and for the year ended August 29, 2015	US and Canadian Rental and Cleaning	MFG	Net Interco MFG Elim	Corporate	Subtotal Core Laundry Operations	Specialty Garments	First Aid	Total

Revenues	$1,305,240	$192,188	$(192,188)	$17,088	$1,322,328	$87,513	$46,764	$1,456,605

Income (loss) from operations	$219,430	$66,190	$(733)	$(97,301)	$187,586	$7,355	$5,443	$200,384

Interest (income) expense, net	$(3,189)	$—	$—	$752	$(2,437)	$—	$—	$(2,437)

Income (loss) before taxes	$222,657	$66,355	$(733)	$(98,418)	$189,861	$5,964	$5,443	$201,268

Depreciation and amortization	$53,811	$1,536	$—	$16,393	$71,740	$4,331	$1,042	$77,113

Capital expenditures	$93,842	$2,618	$—	$—	$96,460	$3,820	$883	$101,163

Total assets	$1,401,346	$34,075	$—	$—	$1,435,421	$74,449	$23,367	$1,533,237

As of and for the year ended August 30, 2014	US and Canadian Rental and Cleaning	MFG	Net Interco MFG Elim	Corporate	Subtotal Core Laundry Operations	Specialty Garments	First Aid	Total

Revenues	$1,244,408	$183,340	$(183,340)	$15,077	$1,259,485	$91,484	$43,928	$1,394,897

Income (loss) from operations	$209,497	$63,675	$(3,777)	$(87,145)	$182,250	$7,178	$3,847	$193,275

Interest (income) expense, net	$(3,077)	$—	$—	$718	$(2,359)	$—	$—	$(2,359)

Income (loss) before taxes	$212,551	$63,540	$(3,777)	$(87,897)	$184,417	$7,087	$3,847	$195,351

Depreciation and amortization	$49,116	$1,306	$—	$15,751	$66,173	$4,646	$933	$71,752

Capital expenditures	$86,430	$2,264	$—	$—	$88,694	$1,847	$1,267	$91,808

Total assets	$1,286,984	$38,066	$—	$—	$1,325,050	$77,037	$22,074	$1,424,161

As of and for the year ended August 31, 2013	US and Canadian Rental and Cleaning	MFG	Net Interco MFG Elim	Corporate	Subtotal Core Laundry Operations	Specialty Garments	First Aid	Total

Revenues	$1,200,286	$170,867	$(170,867)	$14,079	$1,214,365	$96,688	$44,462	$1,355,515

Income (loss) from operations	$200,852	$61,896	$(9,729)	$(82,357)	$170,662	$10,539	$5,002	$186,203

Interest (income) expense, net	$(2,944)	$—	$—	$1,394	$(1,550)	$—	$—	$(1,550)

Income (loss) before taxes	$203,798	$61,749	$(9,729)	$(83,783)	$172,035	$10,572	$5,002	$187,609

Depreciation and amortization	$46,793	$1,033	$—	$15,296	$63,122	$5,114	$1,371	$69,607

Capital expenditures	$97,519	$3,559	$—	$—	$101,078	$1,962	$486	$103,526

Total assets	$1,241,924	$31,781	$—	$—	$1,273,705	$79,640	$21,517	$1,374,862

The Company’s long-lived assets as of August 29, 2015 and August 30, 2014 and revenues and income before income taxes for the years ended August 29, 2015, August 30, 2014 and August 31, 2013 were attributed to the following countries (in thousands):

Long-lived assets as of:	August 29, 2015	August 30, 2014
United States	$831,295	$781,478
Europe, Canada, Mexico and Nicaragua (1)	40,119	53,393
Total	$871,414	$834,871

Revenues for the year ended:	August 29, 2015	August 30, 2014	August 31, 2013
United States	$1,333,864	$1,258,609	$1,223,534
Europe and Canada (1)	122,741	136,288	131,981
Total	$1,456,605	$1,394,897	$1,355,515

Income before income taxes for the year ended:	August 29, 2015	August 30, 2014	August 31, 2013
United States	$188,704	$182,354	$171,899
Europe, Canada, Mexico and Nicaragua (1)	12,564	12,997	15,710
Total	$201,268	$195,351	$187,609

(1)	No country accounts for greater than 10% of total long-lived assets, revenues or income before income taxes

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

UniFirst Corporation

We have audited the accompanying consolidated balance sheets of UniFirst Corporation and subsidiaries (the “Company”) as of August 29, 2015 and August 30, 2014, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended August 29, 2015. Our audits also included the financial statement schedule listed in the Index at item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of UniFirst Corporation and subsidiaries at August 29, 2015 and August 30, 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended August 29, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), UniFirst Corporation’s internal control over financial reporting as of August 29, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated October 28, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

October 28, 2015

Quarterly Financial Data (Unaudited)

The following is a summary of the results of operations for each of the quarters within the years ended August 29, 2015 and August 30, 2014. This quarterly financial information was prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission; however, the Company believes that the information furnished reflects all adjustments (consisting only of normal recurring adjustments) which were, in the opinion of management, necessary for a fair statement of results in the interim periods. This summary should be read in conjunction with these Consolidated Financial Statements and notes to Consolidated Financial Statements.

(In thousands, except per share data) For the year ended August 29, 2015	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$370,361	$361,462	$365,574	$359,208
Income before income taxes	60,834	41,376	52,843	46,215
Provision for income taxes	23,421	15,930	20,344	17,274

Net income	$37,413	$25,446	$32,499	$28,941

Income per share – basic
Common Stock	$1.96	$1.33	$1.70	$1.51
Class B Common Stock	$1.57	$1.06	$1.36	$1.21

Income per share – diluted
Common Stock	$1.85	$1.26	$1.61	$1.43

Income allocated to – basic
Common Stock	$29,649	$20,182	$25,817	$23,011
Class B Common Stock	$7,434	$5,041	$6,483	$5,803

Income allocated to – diluted
Common Stock	$37,101	$25,235	$32,310	$28,821

Weighted average number of shares outstanding – basic
Common Stock	15,128	15,185	15,207	15,210
Class B Common Stock	4,741	4,741	4,773	4,795

Weighted average number of shares outstanding – diluted
Common Stock	20,008	20,065	20,118	20,142

(In thousands, except per share data) For the year ended August 30, 2014	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$346,704	$343,967	$352,238	$351,988
Income before income taxes	56,356	41,224	50,114	47,657
Provision for income taxes	21,894	15,577	19,170	18,785

Net income	$34,462	$25,647	$30,944	$28,872

Income per share – basic
Common Stock	$1.81	$1.34	$1.62	$1.51
Class B Common Stock	$1.45	$1.08	$1.30	$1.21

Income per share – diluted
Common Stock	$1.71	$1.27	$1.53	$1.43

Income allocated to – basic
Common Stock	$27,208	$20,267	$24,493	$22,876
Class B Common Stock	$6,798	$5,041	$6,127	$5,742

Income allocated to – diluted
Common Stock	$34,031	$25,326	$30,637	$28,631

Weighted average number of shares outstanding – basic
Common Stock	15,029	15,077	15,102	15,113
Class B Common Stock	4,693	4,687	4,722	4,741

Weighted average number of shares outstanding – diluted
Common Stock	19,891	19,924	19,977	20,007

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended August 29, 2015 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

We have retained Ernst & Young LLP, an independent registered public accounting firm, to audit our Consolidated Financial Statements found in this Annual Report on Form 10-K for the year ended August 29, 2015. We have made available to Ernst & Young LLP all of our financial records and related data in connection with their audit of our Consolidated Financial Statements.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has assessed the effectiveness of our internal control over financial reporting as of August 29, 2015. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control—Integrated Framework (2013 Framework). Management concluded that based on its assessment, our internal control over financial reporting was effective as of August 29, 2015. The effectiveness of our internal control over financial reporting as of August 29, 2015 has been audited by Ernst & Young LLP, and a copy of its attestation report is included below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

UniFirst Corporation

We have audited UniFirst Corporation and subsidiaries’ internal control over financial reporting as of August 29, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). UniFirst Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, UniFirst Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of August 29, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of UniFirst Corporation and subsidiaries as of August 29, 2015 and August 30, 2014, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended August 29, 2015 of UniFirst Corporation and subsidiaries and our report dated October 28, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

October 28, 2015

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

Information regarding our directors and executive officers required by this Item 10 will be included in our definitive Proxy Statement to be filed with the Securities and Exchange Commission for our 2016 Annual Meeting of Shareholders and is incorporated by reference into this Item 10. Certain information required by this Item 10 is set forth in Item 1 of this Annual Report on Form 10-K under the heading “Executive Officers”.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this Item 11 will be included in our definitive Proxy Statement to be filed with the Securities and Exchange Commission for our 2016 Annual Meeting of Shareholders and is incorporated by reference into this Item 11.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item 12 will be included in our definitive Proxy Statement to be filed with the Securities and Exchange Commission for our 2016 Annual Meeting of Shareholders and is incorporated by reference into this Item 12.

Information concerning our equity compensation plans contained in the table entitled “Equity Compensation Plan Information” set forth in Item 5 of this Annual Report on Form 10-K is incorporated by reference into this Item 12.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item 13 will be included in our definitive Proxy Statement to be filed with the Securities and Exchange Commission for our 2016 Annual Meeting of Shareholders and is incorporated by reference into this Item 13.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this Item 14 will be included in our definitive Proxy Statement to be filed with the Securities and Exchange Commission for our 2016 Annual Meeting of Shareholders and is incorporated by reference into this Item 14.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The financial statements listed below are filed as part of this report:

(1) and (2) FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES.

The financial statements listed below are included under Item 8 of this Annual Report on Form 10-K:

Consolidated statements of income for each of the three years in the period ended August 29, 2015

Consolidated statements of comprehensive income for each of the three years in the period ended August 29, 2015

Consolidated balance sheets as of August 29, 2015 and August 30, 2014

Consolidated statements of shareholders’ equity for each of the three years in the period ended August 29, 2015

Consolidated statements of cash flows for each of the three years in the period ended August 29, 2015

Notes to Consolidated Financial Statements

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

Management’s Report on Internal Control Over Financial Reporting

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The following additional schedule is filed herewith:

Schedule II — Valuation and qualifying accounts and reserves for each of the three years in the period ended August 29, 2015

UNIFIRST CORPORATION AND SUBSIDIARIES

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED

AUGUST 29, 2015 (IN THOUSANDS)

Description	Balance, Beginning of Period	Charged to Costs and Expenses	Charges for Which Reserves Were Created or Deductions	Balance, End of Period

Reserves for Accounts Receivable
For the year ended August 29, 2015	$5,114	$5,098	$(4,205)	$6,007

For the year ended August 30, 2014	$4,894	$4,378	$(4,158)	$5,114

For the year ended August 31, 2013	$5,152	$3,939	$(4,197)	$4,894

Reserve for Obsolete Inventory
For the year ended August 29, 2015	$1,913	$2,060	$(1,359)	$2,614

For the year ended August 30, 2014	$2,018	$535	$(640)	$1,913

For the year ended August 31, 2013	$2,322	$251	$(555)	$2,018

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

10.7

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

10.9	UniFirst Corporation Amended 1996 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the Commission on January 7, 2010)

10.10

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

10.14	UniFirst Corporation 2010 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 14, 2011)

10.15

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

10.20	UniFirst Corporation CEO Cash Incentive Bonus Plan, as amended (incorporated by reference to Appendix A to the Company’s Proxy Statement filed with the Commission on December 3, 2013)

10.21

Amendment to the UniFirst Corporation Unfunded Supplemental Retirement Plan dated as of December 23, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 10-K filed with the Commission on December 23, 2008)

10.22

UniFirst Corporation Amended and Restated 2010 Stock Option and Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed with the Commission on December 2, 2014).

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

101

The following materials from UniFirst Corporation’s Annual Report on Form 10-K for the year ended August 29, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UniFirst Corporation By: /s/ Ronald D. Croatti Ronald D. Croatti President and Chief Executive Officer

October 28, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Ronald D. Croatti	Chairman of the Board, President and Chief Executive Officer	October 28, 2015
Ronald D. Croatti	(Principal Executive Officer)

/s/ Steven S. Sintros	Senior Vice President and Chief Financial Officer	October 28, 2015
Steven S. Sintros	(Principal Financial Officer and
Principal Accounting Officer)

/s/ Cynthia Croatti
Cynthia Croatti	Director	October 28, 2015

/s/Phillip L. Cohen
Phillip L. Cohen	Director	October 28, 2015

/s/ Kathleen Camilli
Kathleen Camilli	Director	October 28, 2015

/s/ Donald J. Evans
Donald J. Evans	Director	October 28, 2015

/s/ Michael Iandoli
Michael Iandoli	Director	October 28, 2015

/s/Thomas Postek
Thomas S. Postek	Director	October 28, 2015

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

10.7

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

10.9	UniFirst Corporation Amended 1996 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the Commission on January 7, 2010)

10.10

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

10.14	UniFirst Corporation 2010 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 14, 2011)

10.15

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

10.20	UniFirst Corporation CEO Cash Incentive Bonus Plan, as amended (incorporated by reference to Appendix A to the Company’s Proxy Statement filed with the Commission on December 3, 2013)

10.21

Amendment to the UniFirst Corporation Unfunded Supplemental Retirement Plan dated as of December 23, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 10-K filed with the Commission on December 23, 2008)

10.22

UniFirst Corporation Amended and Restated 2010 Stock Option and Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed with the Commission on December 2, 2014).

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

101

The following materials from UniFirst Corporation’s Annual Report on Form 10-K for the year ended August 29, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

* Filed herewith

** Furnished herewith

70