Form 10-Q
period 2015-11-28
UNIFIRST CORP
filed 2016-01-07
CIK 717954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 28, 2015

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

The number of outstanding shares of UniFirst Corporation Common Stock and Class B Common Stock at December 31, 2015 were 15,271,579 and 4,854,519, respectively.

UniFirst Corporation

Quarterly Report on Form 10-Q

For the Quarter ended November 28, 2015

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Statements of Income

UniFirst Corporation and Subsidiaries

(Unaudited)

Thirteen weeks ended (In thousands, except per share data)	November 28, 2015	November 29, 2014
Revenues	$373,384	$370,361

Operating expenses:
Cost of revenues (1)	222,603	219,353
Selling and administrative expenses (1)	72,749	72,382
Depreciation and amortization	19,738	18,037
Total operating expenses	315,090	309,772

Income from operations	58,294	60,589

Other (income) expense:
Interest expense	221	188
Interest income	(764)	(804)
Foreign exchange loss	479	371
Total other (income) expense	(64)	(245)

Income before income taxes	58,358	60,834
Provision for income taxes	22,468	23,421

Net income	$35,890	$37,413

Income per share – Basic:
Common Stock	$1.88	$1.96
Class B Common Stock	$1.50	$1.57

Income per share – Diluted:
Common Stock	$1.78	$1.85

Income allocated to – Basic:
Common Stock	$28,539	$29,649
Class B Common Stock	$7,193	$7,434

Income allocated to – Diluted:
Common Stock	$35,741	$37,101

Weighted average number of shares outstanding – Basic:
Common Stock	15,218	15,128
Class B Common Stock	4,795	4,741

Weighted average number of shares outstanding – Diluted:
Common Stock	20,132	20,008

Dividends per share:
Common Stock	$0.0375	$0.0375
Class B Common Stock	$0.0300	$0.0300

(1) Exclusive of depreciation on the Company’s property, plant and equipment and amortization on its intangible assets.

The accompanying notes are an integral part of these

Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income

UniFirst Corporation and Subsidiaries

(Unaudited)

Thirteen weeks ended (In thousands)	November 28, 2015	November 29, 2014
Net income	$35,890	$37,413

Other comprehensive (loss) income:
Foreign currency translation adjustments	(1,572)	(6,323)
Pension benefit liabilities, net of income taxes	(218)	(1,266)
Change in fair value of derivatives, net of income taxes	(223)	—
Derivative financial instruments reclassified to earnings	(72)	—

Other comprehensive (loss) income	(2,085)	(7,589)

Comprehensive income	33,805	29,824

The accompanying notes are an integral part of these

Consolidated Financial Statements.

Consolidated Balance Sheets

UniFirst Corporation and Subsidiaries

(Unaudited)

(In thousands, except share and par value data)	November 28, 2015	August 29, 2015(a)

Assets
Current assets:
Cash and cash equivalents	$311,532	$276,553
Receivables, less reserves of $8,573 and $6,007	168,924	151,851
Inventories	76,856	80,449
Rental merchandise in service	141,489	140,384
Prepaid and deferred income taxes	198	204
Prepaid expenses and other current assets	14,670	12,382
Total current assets	713,669	661,823

Property, plant and equipment, net of accumulated depreciation of $632,116 and $618,269	516,457	513,853
Goodwill	313,062	313,133
Customer contracts, net	36,125	38,024
Other intangible assets, net	1,843	2,025
Deferred income taxes	1,453	1,475
Other assets	3,076	2,904

Total assets	$1,585,685	$1,533,237

Liabilities and shareholders’ equity
Current liabilities:
Loans payable	$601	$1,385
Accounts payable	58,654	50,826
Accrued liabilities	107,391	113,022
Accrued and deferred income taxes	33,706	18,878
Total current liabilities	200,352	184,111

Accrued liabilities	55,551	54,566
Accrued and deferred income taxes	52,843	52,352

Total liabilities	308,746	291,029

Commitments and contingencies (Note 10)
Shareholders’ equity:
Preferred Stock, $1.00 par value; 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $0.10 par value; 30,000,000 shares authorized; 15,264,922 and 15,246,588 shares issued and outstanding as of November 28, 2015 and August 29, 2015, respectively	1,526	1,525
Class B Common Stock, $0.10 par value; 20,000,000 shares authorized; 4,854,519 shares issued and outstanding as of November 28, 2015 and August 29, 2015	485	485
Capital surplus	69,254	67,611
Retained earnings	1,232,172	1,197,000
Accumulated other comprehensive (loss) income	(26,498)	(24,413)

Total shareholders’ equity	1,276,939	1,242,208

Total liabilities and shareholders’ equity	$1,585,685	$1,533,237

(a)	Derived from audited financial statements

The accompanying notes are an integral part of these

Consolidated Financial Statements

Consolidated Statements of Cash Flows

UniFirst Corporation and Subsidiaries

(Unaudited)

Thirteen weeks ended (In thousands)	November 28, 2015	November 29, 2014
Cash flows from operating activities:
Net income	$35,890	$37,413
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	17,643	15,865
Amortization of intangible assets	2,095	2,172
Amortization of deferred financing costs	52	52
Share-based compensation	1,260	1,615
Accretion on environmental contingencies	167	151
Accretion on asset retirement obligations	199	194
Deferred income taxes	26	21
Changes in assets and liabilities, net of acquisitions:
Receivables, less reserves	(17,376)	(16,039)
Inventories	3,452	645
Rental merchandise in service	(1,280)	(1,744)
Prepaid expenses and other current assets	(2,286)	(6,847)
Accounts payable	7,913	559
Accrued liabilities	(4,967)	(2,796)
Prepaid and accrued income taxes	14,853	21,587
Net cash provided by operating activities	57,641	52,848

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(73)	(10,846)
Capital expenditures	(21,049)	(17,453)
Other	223	100
Net cash used in investing activities	(20,899)	(28,199)

Cash flows from financing activities:
Proceeds from loans payable and long-term debt	—	2,008
Payments on loans payable and long-term debt	(764)	(3,508)
Proceeds from exercise of Common Stock options, including excess tax benefits	383	1,750
Payment of cash dividends	(717)	(715)
Net cash used in financing activities	(1,098)	(465)

Effect of exchange rate changes	(665)	(2,979)

Net increase in cash and cash equivalents	34,979	21,205
Cash and cash equivalents at beginning of period	276,553	191,769

Cash and cash equivalents at end of period	$311,532	$212,974

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

It is suggested that these Consolidated Financial Statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 29, 2015. There have been no material changes in the accounting policies followed by the Company during the current fiscal year. Results for an interim period are not indicative of any future interim periods or for an entire fiscal year.

2. Recent Accounting Pronouncements

In May 2014, the FASB issued updated accounting guidance for revenue recognition, which they have subsequently modified. This modified update provides a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. This guidance will be effective for annual reporting periods, and any interim periods within those annual periods, that begin after December 15, 2017 and will be required to be applied retrospectively (full or modified), with early adoption permitted. Accordingly, the standard will be effective for the Company on August 26, 2018. The Company is currently evaluating the adoption method it will apply and the impact that this guidance will have on its financial statements and related disclosures.

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

In September 2015, the FASB issued updated guidance that requires an entity to recognize adjustments made to provisional amounts that are identified in a business combination in the period such adjustments are determined, rather than retrospectively adjusting previously reported amounts. This guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015, and is to be applied prospectively, with early adoption permitted. Accordingly, the standard will be effective for the Company on August 28, 2016. The Company expects that adoption of this guidance will not have a material impact on its financial statements.

In November 2015, the FASB issued updated guidance on the presentation of deferred income taxes. This update requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. This guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016 and is to be applied prospectively, and may also be applied retrospectively to all periods presented, with early adoption permitted. Accordingly, the standard will be effective for the Company on August 27, 2017. The Company expects that adoption of this guidance will not have a material impact on its financial statements.

3. Business Acquisitions

During the thirteen weeks ended November 28, 2015, the Company completed one business acquisition with an aggregate purchase price of approximately $0.1 million. The results of operations of this acquisition have been included in the Company’s consolidated financial results since its acquisition date. This acquisition was not significant in relation to the Company’s consolidated financial results and, therefore, pro forma financial information has not been presented.

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

All financial assets or liabilities that are measured at fair value on a recurring basis (at least annually) have been segregated into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date.  The assets or liabilities measured at fair value on a recurring basis are summarized in the tables below (in thousands):

	As of November 28, 2015
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents	$51,795	$—	$—	$51,795
Pension plan assets	—	4,634	—	4,634
Foreign currency forward contracts	—	705	—	705
Total assets at fair value	$51,795	$5,339	$—	$57,134

	As of August 29, 2015
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents	$42,093	$—	$—	$42,093
Pension plan assets	—	4,757	—	4,757
Foreign currency forward contracts	—	524	—	524
Total assets at fair value	$42,093	$5,281	$—	$47,374

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

The Company’s foreign currency forward contracts represent contracts the Company has entered into to exchange Canadian dollars for U.S. dollars at fixed exchange rates in order to manage its exposure related to certain forecasted Canadian dollar denominated sales of one of its subsidiaries. These contracts were included in other assets as of November 28, 2015. The fair value of the forward contracts is based on similar exchange traded derivatives and are, therefore, included within Level 2 of the fair value hierarchy.

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

As of November 28, 2015, the Company had forward contracts with a notional value of approximately 23.5 million CAD outstanding and recorded the fair value of the contracts of $0.7 million in other long-term assets and a corresponding gain in accumulated other comprehensive (loss) income of $0.4 million, which was recorded net of tax. During the thirteen weeks ended November 28, 2015, the Company reclassified $0.1 million from accumulated other comprehensive (loss) income to revenue, related to the derivative financial instruments. The gain in accumulated other comprehensive (loss) income as of November 28, 2015 is expected to be reclassified to revenues prior to its maturity on February 22, 2019.

6. Employee Benefit Plans

Defined Contribution Retirement Savings Plan

The Company has a defined contribution retirement savings plan with a 401(k) feature for all eligible employees not under collective bargaining agreements. The Company matches a portion of the employee’s contribution and may make an additional contribution at its discretion. Contributions charged to expense under the plan for the thirteen weeks ended November 28, 2015 and November 29, 2014 were $3.7 million and $4.1 million, respectively.

Pension Plans and Supplemental Executive Retirement Plans

The Company maintains an unfunded Supplemental Executive Retirement Plan for certain eligible employees of the Company, a non-contributory defined benefit pension plan covering union employees at one of its locations, and a frozen pension plan the Company assumed in connection with its acquisition of Textilease Corporation in fiscal 2004. The amounts charged to expense related to these plans for both the thirteen weeks ended November 28, 2015 and November 29, 2014 were $0.9 million.

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

	Thirteen weeks ended
	November 28,	November 29,
	2015	2014

Net income available to shareholders	$35,890	$37,413

Allocation of net income for Basic:
Common Stock	$28,539	$29,649
Class B Common Stock	7,193	7,434
Unvested participating shares	158	330
	$35,890	$37,413

Weighted average number of shares for Basic:
Common Stock	15,218	15,128
Class B Common Stock	4,795	4,741
Unvested participating shares	95	192
	20,108	20,061

Earnings per share for Basic:
Common Stock	$1.88	$1.96
Class B Common Stock	$1.50	$1.57

The Company is required to calculate diluted EPS for Common Stock using the more dilutive of the following two methods:

•	The treasury stock method; or

•	The two-class method assuming a participating security is not exercised or converted.

For the thirteen weeks ended November 28, 2015 and November 29, 2014, the Company’s diluted EPS assumes the conversion of all vested Class B Common Stock into Common Stock and uses the two-class method for its unvested participating shares. The following table sets forth the computation of diluted earnings per share of Common Stock for the thirteen weeks ended November 28, 2015 and November 29, 2014 (in thousands, except per share data):

	Thirteen weeks ended November 28, 2015			Thirteen weeks ended November 29, 2014
	Earnings			Earnings
	to Common	Common		to Common	Common
	shareholders	Shares	EPS	shareholders	Shares	EPS

As reported - Basic	$28,539	15,218	$1.88	$29,649	15,128	$1.96

Add: effect of dilutive potential common shares
Share-Based Awards	—	119		—	139
Class B Common Stock	7,193	4,795		7,434	4,741

Add: Undistributed earnings allocated to unvested participating shares	154	—		323	—

Less: Undistributed earnings reallocated to unvested participating shares	(145)	—		(305)	—

Diluted EPS – Common Stock	$35,741	20,132	$1.78	$37,101	20,008	$1.85

Share-based awards that would result in the issuance of 8,761 shares of Common Stock were excluded from the calculation of diluted earnings per share for the thirteen weeks ended November 28, 2015 because they were anti-dilutive.  Share-based awards that would result in the issuance of 635 shares of Common Stock were excluded from the calculation of diluted earnings per share for the thirteen weeks ended November 29, 2014 because they were anti-dilutive.

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

The components of inventory as of November 28, 2015 and August 29, 2015 were as follows (in thousands):

	November 28, 2015	August 29, 2015
Raw materials	$14,884	$17,658
Work in process	2,918	2,415
Finished goods	59,054	60,376
Total inventories	$76,856	$80,449

9. Asset Retirement Obligations

The Company recognizes asset retirement obligations in the period in which they are incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Company continues to depreciate, on a straight-line basis, the amount added to property, plant and equipment and recognizes accretion expense in connection with the discounted liability over the various remaining lives which range from approximately five to twenty-eight years.

A reconciliation of the Company’s asset retirement liability is as follows (in thousands):

November 28, 2015
Beginning balance as of August 29, 2015	$12,381
Accretion expense	199
Effect of exchange rate changes	(179)
Asset retirement liabilities settled	(144)
Ending balance as of November 28, 2015	$12,257

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

There is usually a range of reasonable estimates of the costs associated with each site. In accordance with US GAAP, the Company’s accruals reflect the amount within the range that it believes is the best estimate or the low end of a range of estimates if no point within the range is a better estimate. Where it believes that both the amount of a particular liability and the timing of the payments are reliably determinable, the Company adjusts the cost in current dollars using a rate of 3% for inflation until the time of expected payment and discounts the cost to present value using current risk-free interest rates. As of November 28, 2015, the risk-free interest rates utilized by the Company ranged from 2.2% to 3.0%.

For environmental liabilities that have been discounted, the Company includes interest accretion, based on the effective interest method, in selling and administrative expenses on the Consolidated Statements of Income. The changes to the Company’s environmental liabilities for the thirteen weeks ended November 28, 2015 are as follows (in thousands):

November 28, 2015
Beginning balance as of August 29, 2015	$23,307
Costs incurred for which reserves had been provided	(341)
Insurance proceeds	8
Interest accretion	167
Change in discount rates	(148)

Balance as of November 28, 2015	$22,993

Anticipated payments and insurance proceeds of currently identified environmental remediation liabilities as of November 28, 2015, for the next five fiscal years and thereafter, as measured in current dollars, are reflected below.

(In thousands)	2016	2017	2018	2019	2020	Thereafter	Total
Estimated costs – current dollars	$7,072	$1,829	$1,476	$1,309	$1,361	$12,493	$25,540

Estimated insurance proceeds	(151)	(173)	(159)	(173)	(159)	(1,293)	(2,108)

Net anticipated costs	$6,921	$1,656	$1,317	$1,136	$1,202	$11,200	$23,432

Effect of inflation							7,422
Effect of discounting							(7,861)

Balance as of November 28, 2015							$22,993

Estimated insurance proceeds are primarily received from an annuity received as part of a legal settlement with an insurance company. Annual proceeds of approximately $0.3 million are deposited into an escrow account which funds remediation and monitoring costs for three sites related to former operations in Williamstown, Vermont. Annual proceeds received but not expended in the current year accumulate in this account and may be used in future years for costs related to this site through the year 2027. As of November 28, 2015, the balance in this escrow account, which is held in a trust and is not recorded in the Company’s accompanying Consolidated Balance Sheet, was approximately $3.2 million. Also included in estimated insurance proceeds are amounts the Company is entitled to receive pursuant to legal settlements as reimbursements from three insurance companies for estimated costs at the site in Uvalde, Texas.

The Company’s nuclear garment decontamination facilities are licensed by the Nuclear Regulatory Commission (“NRC”), or, in certain cases, by the applicable state agency, and are subject to regulation by federal, state and local authorities. The Company also has nuclear garment decontamination facilities in the United Kingdom and the Netherlands. These facilities are licensed and regulated by the respective country’s applicable federal agency. There can be no assurance that such regulation will not lead to material disruptions in the Company’s garment decontamination business.

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

11. Income Taxes

The Company’s effective income tax rate was 38.5% for both the thirteen weeks ended November 28, 2015 and the thirteen weeks ended November 29, 2014. The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense which is consistent with the recognition of these items in prior reporting periods. During the thirteen weeks ended November 28, 2015, there were no material changes in the amount of unrecognized tax benefits or the amount accrued for interest and penalties.

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

12. Long-Term Debt

On May 5, 2011, the Company entered into a $250.0 million unsecured revolving credit agreement (the “Credit Agreement”) with a syndicate of banks, which matures on May 4, 2016. Under the Credit Agreement, the Company is able to borrow funds at variable interest rates based on, at the Company’s election, the Eurodollar rate or a base rate, plus in each case a spread based on the Company’s consolidated funded debt ratio. Availability of credit requires compliance with certain financial and other covenants, including a maximum consolidated funded debt ratio and minimum consolidated interest coverage ratio as defined in the Credit Agreement. The Company tests its compliance with these financial covenants on a fiscal quarterly basis. At November 28, 2015, the interest rates applicable to the Company’s borrowings under the Credit Agreement would be calculated as LIBOR plus 75 basis points at the time of the respective borrowing. As of November 28, 2015, the Company had no outstanding borrowings, outstanding letters of credit amounting to $53.0 million and $197.0 million available for borrowing under the Credit Agreement. The Company expects to replace the Credit Agreement prior to its maturity with a new revolving line of credit on appropriate terms.

As of November 28, 2015, the Company was in compliance with all covenants under the Credit Agreement.

13. Accumulated Other Comprehensive (Loss) Income

The changes in each component of accumulated other comprehensive (loss) income, net of tax, for the thirteen weeks ended November 28, 2015 and November 29, 2014 were as follows (in thousands):

	Thirteen Weeks Ended November 28, 2015
	Foreign Currency Translation	Pension- related	Derivative Financial Instruments	Total Accumulated Other Comprehensive (Loss) Income
Balance as of August 29, 2015	$(20,423)	$(4,719)	$729	$(24,413)

Other comprehensive (loss) income before reclassification	(1,572)	(261)	(223)	(2,056)
Amounts reclassified from accumulated other comprehensive (loss) income	—	43	(72)	(29)
Net current period other comprehensive (loss) income	(1,572)	(218)	(295)	(2,085)

Balance as of November 28, 2015	$(21,995)	$(4,937)	$434	$(26,498)

	Thirteen Weeks Ended November 29, 2014
	Foreign Currency Translation	Pension- related	Derivative Financial Instruments	Total Accumulated Other Comprehensive (Loss) Income
Balance as of August 30, 2014	$2,711	$(5,244)	$—	$(2,533)

Other comprehensive (loss) income before reclassification	(6,323)	(1,417)	—	(7,740)
Amounts reclassified from accumulated other comprehensive (loss) income	—	151	—	151
Net current period other comprehensive (loss) income	(6,323)	(1,266)	—	(7,589)

Balance as of November 29, 2014	$(3,612)	$(6,510)	$—	$(10,122)

Amounts reclassified from accumulated other comprehensive (loss) income, net of tax, for the thirteen weeks ended November 28, 2015 and November 29, 2014 were as follows (in thousands):

	Thirteen weeks ended
	November 28,	November 29,
	2015	2014
Pension benefit liabilities, net:
Actuarial losses (a)	$43	$151
Total, net of tax	43	151
Derivative financial instruments, net:
Forward contracts (b)	(72)	—
Total, net of tax	(72)	—
Total amounts reclassified, net of tax	(29)	151

(a)	Amounts included in selling and administrative expenses in the accompanying Consolidated Statements of Income.
(b)	Amounts included in revenues in the accompanying Consolidated Statements of Income.

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

The Company refers to the US and Canadian Rental and Cleaning, MFG, and Corporate reporting segments combined as its “Core Laundry Operations,” which is included as a subtotal in the following tables (in thousands):

	US and				Subtotal
	Canadian				Core
	Rental and		Net Interco		Laundry	Specialty
Thirteen weeks ended	Cleaning	MFG	MFG Elim	Corporate	Operations	Garments	First Aid	Total

November 28, 2015
Revenues	$329,780	$45,815	$(45,815)	$5,257	$335,037	$26,770	$11,577	$373,384

Income (loss) from operations	$56,726	$16,544	$(51)	$(20,247)	$52,972	$4,286	$1,036	$58,294

Interest (income) expense, net	$(744)	$—	$—	$201	$(543)	$—	$—	$(543)

Income (loss) before taxes	$57,493	$16,536	$(51)	$(20,578)	$53,400	$3,922	$1,036	$58,358

November 29, 2014
Revenues	$330,901	$51,828	$(51,828)	$4,946	$335,847	$22,476	$12,038	$370,361

Income (loss) from operations	$63,299	$18,231	$(1,689)	$(22,968)	$56,873	$2,268	$1,448	$60,589

Interest (income) expense, net	$(770)	$—	$—	$154	$(616)	$—	$—	$(616)

Income (loss) before taxes	$64,084	$18,272	$(1,689)	$(23,247)	$57,420	$1,966	$1,448	$60,834

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR FOR FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and any documents incorporated by reference contain forward looking statements within the meaning of the federal securities laws. Forward looking statements contained in this Quarterly Report on Form 10-Q and any documents incorporated by reference are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Forward looking statements may be identified by words such as “estimates,” “anticipates,” “projects,” “plans,” “expects,” “intends,” “believes,” “seeks,” “could,” “should,” “may,” “will,” or the negative versions thereof, and similar expressions and by the context in which they are used. Such forward looking statements are based upon our current expectations and speak only as of the date made. Such statements are highly dependent upon a variety of risks, uncertainties and other important factors that could cause actual results to differ materially from those reflected in such forward looking statements. Such factors include, but are not limited to, our ability to compete successfully without any significant degradation in our margin rates, uncertainties caused by the continuing adverse worldwide economic conditions and their impact on our customers’ businesses and workforce levels, uncertainties regarding any existing or newly-discovered expenses and liabilities related to environmental compliance and remediation, any adverse outcome of pending or future contingencies or claims, uncertainties regarding our ability to consummate and successfully integrate acquired businesses, our ability to preserve positive labor relationships and avoid becoming the target of corporate labor unionization campaigns that could disrupt our business, the continuing increase in domestic healthcare costs, including the ultimate impact of the Affordable Care Act, our retention of customers and renewal of customer contracts, uncertainties regarding the price levels of natural gas, electricity, fuel and labor, the negative effect on our business from sharply depressed oil prices, fluctuation on our revenue and net income from our specialty garments segment, the effect of currency fluctuations on our results of operations and financial condition, rampant criminal activity and instability in Mexico where our principal garment manufacturing plants are located, the impact on our goodwill and intangibles that might result from adverse financial and economic changes, our ability to properly and efficiently design, construct, implement and operate our new customer relationship management (“CRM”) computer system, interruptions or failures of our information technology systems, including as a result of cyber-attacks, failure to comply with other state and federal regulations that might result in penalties or costs, seasonal and quarterly fluctuations in business levels, any loss of key management or other personnel, our dependence on third parties to supply us with raw materials, increased costs as a result of any future changes in federal or state laws, rules and regulations or governmental interpretation of such laws, rules and regulations, demand and prices for our products and services, economic and other developments associated with the war on terrorism and its impact on the economy, general economic conditions and other factors described under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended August 29, 2015 and in our other filings with the Securities and Exchange Commission. We undertake no obligation to update any forward looking statements to reflect events or circumstances arising after the date on which such statements are made.

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

We continue to expand into additional geographic markets through acquisitions and organic growth. We currently service more than 275,000 customer locations in the United States, Canada and Europe from more than 225 customer service, distribution and manufacturing facilities.

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

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, the most important and pervasive accounting policies used and areas most sensitive to material changes from external factors. See Note 1 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended August 29, 2015 for additional discussion regarding our application of these and other accounting policies.

Results of Operations

The following table presents certain selected financial data, including the percentage of revenues represented by each item, for the thirteen weeks ended November 28, 2015 and November 29, 2014.

	Thirteen weeks ended

(In thousands, except percentages)	November 28, 2015	% of Revenues	November 29, 2014	% of Revenues	% Change

Revenues	$373,384	100.0%	$370,361	100.0%	0.8%

Operating expenses:
Cost of revenues (1)	222,603	59.6	219,353	59.2	1.5
Selling and administrative expenses (1)	72,749	19.5	72,382	19.5	0.5
Depreciation and amortization	19,738	5.3	18,037	4.9	9.4
Total operating expenses	315,090	84.4	309,772	83.6	1.7

Income from operations	58,294	15.6	60,589	16.4	-3.8

Other (income) expense	(64)	0.0	(245)	-0.1	-73.9

Income before income taxes	58,358	15.6	60,834	16.4	-4.1
Provision for income taxes	22,468	6.0	23,421	6.3	-4.1

Net income	$35,890	9.6%	$37,413	10.1%	-4.1%

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

We have a substantial number of plants and conduct a significant portion of our business in energy producing regions in the U.S and Canada. The price of oil has declined dramatically over the past year. This decline has directly affected our customers in the oil industry, as they have curtailed their level of operations, and has had a corresponding effect on our customers in businesses which service or supply the oil industry as well as our customers in unrelated businesses located in areas which had benefited from the economic expansion generated by the robust growth driven by the higher oil prices in prior years. As a result, our organic growth has been impacted by elevated headcount reductions in our wearer base as well as increased lost accounts, which will also have an impact on organic growth throughout fiscal 2016. On the other hand, we have benefited from lower costs of the gasoline used to fuel our vehicles and the natural gas used to operate our plants. Since there are substantial uncertainties regarding the extent, timing and effect of lower oil prices, it is difficult to quantify the positive and negative impacts on our future financial results from lower oil prices. Nevertheless, we believe that if oil prices remain depressed that the benefits from lower energy costs will be outweighed by the revenues and profits we continue to lose as a result of the cutbacks by our customers in the oil industry and other affected businesses.

The cost of healthcare that we provide to our employees has grown over the last few years at a rate in excess of our revenue growth and as a result, has negatively impacted our operating results. In fiscal 2015, the Affordable Care Act (“ACA”) required us to modify one of the healthcare plans we provided to our employees. In addition, we will incur additional costs related to ACA transitional reinsurance fees that will be paid in fiscal years 2016 and 2017. There remains considerable uncertainty as to the impact of the ACA on our healthcare costs, including the effect of the plan modifications on the behavior of our employees as well as the potential for increased enrollment in our plans. Although uncertainty exists, we anticipate that our future operating results will continue to be further adversely impacted by increasing healthcare costs.

We are currently undertaking a company-wide initiative to update our customer relationship management systems. As of November 28, 2015, we have capitalized $45.3 million related to our CRM project (“Unity 20/20”). Although we will not deploy this system in fiscal 2016, our future operating results will be impacted by the eventual depreciation of our Unity 20/20 investment. In addition, our results from operations are being affected by higher costs related to additional investments in our IT infrastructure, including headcount, to help support Unity 20/20 as well as other technology initiatives.

A portion of our sales is derived from international markets, including Canada. Revenues denominated in currencies other than the U.S. dollar represented approximately 8.1% and 9.0% of total consolidated revenues for the thirteen weeks ended November 28, 2015 and November 29, 2014, respectively. The operating results of our international subsidiaries are translated into U.S. dollars and such results are affected by movements in foreign currencies relative to the U.S. dollar. In addition, fluctuations in the Canadian dollar may have an effect on the margins of our Canadian business because a weaker Canadian dollar will increase the cost of merchandise and other operational inputs that are sourced from outside of Canada. Our operating results in future years could be negatively impacted by any devaluation, as compared to the U.S. dollar, of the Canadian dollar or any of the currencies of the other countries in which we operate.

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

As of November 28, 2015, we had forward contracts with a notional value of approximately 23.5 million CAD outstanding and recorded the fair value of the contracts of $0.7 million in other long-term assets and a corresponding gain in accumulated other comprehensive (loss) income of $0.4 million, which was recorded net of tax. During the thirteen weeks ended November 28, 2015, we reclassified $0.1 million from accumulated other comprehensive (loss) income to revenue, related to the derivative financial instruments. The gain in accumulated other comprehensive (loss) income as of November 28, 2015 is expected to be reclassified to revenues prior to its maturity on February 22, 2019.

Thirteen weeks ended November 28, 2015 compared with thirteen weeks ended November 29, 2014

Revenues

	November 28,	November 29,	Dollar	Percent
(In thousands, except percentages)	2015	2014	Change	Change

Core Laundry Operations	$335,037	$335,847	$(810)	-0.2%
Specialty Garments	26,770	22,476	4,294	19.1
First Aid	11,577	12,038	(461)	-3.8
Consolidated total	$373,384	$370,361	$3,023	0.8%

For the thirteen weeks ended November 28, 2015, our consolidated revenues increased by $3.0 million from the comparable period in fiscal 2015, or 0.8%. Core Laundry Operations’ revenues decreased to $335.0 million for the thirteen weeks ended November 28, 2015 from $335.8 million for the comparable period of fiscal 2015, or 0.2%. Excluding the negative effect of a weaker Canadian dollar of 1.2%, as well as the positive effect of acquisitions of 0.6%, organic growth was 0.4%. Organic growth consists primarily of new sales, price increases, and net changes in the wearer levels at our existing customers, offset by lost accounts. Organic growth in the first quarter of fiscal 2016 was negatively affected by reductions at customers that directly or indirectly support oil or other energy production as well as higher lost accounts throughout fiscal 2015 and the first quarter of fiscal 2016.

Specialty Garments’ revenues increased to $26.8 million in the first fiscal quarter of 2016 from $22.5 million in the comparable period of fiscal 2015, an increase of $4.3 million or 19.1%. This increase was primarily the result of increased revenues from the segment’s U.S and Canadian nuclear decontamination operations. This segment’s results are often affected by the timing and length of its customers’ power reactor outages as well as its project-based activities. First Aid revenues decreased to $11.6 million in the first quarter of 2016 from $12.0 million in the comparable period of fiscal 2015, a decrease of $0.5 million or 3.8%. This decrease was primarily due to the timing of certain orders in the segment’s wholesale distribution and pill packaging business.

Cost of Revenues

For the thirteen weeks ended November 28, 2015, cost of revenues increased to 59.6% of revenues, or $222.6 million, from 59.2% of revenues, or $219.4 million, for the thirteen weeks ended November 29, 2014. This was due to higher merchandise amortization, payroll, payroll-related and other production costs which increased as a percent of revenues primarily due to the slow revenue growth, discussed above. These higher costs were partially offset by lower fuel costs associated with our fleet of delivery vehicles and lower natural gas costs compared to the prior year.

Selling and Administrative Expense

Selling and administrative expenses were 19.5% of revenues, for both the thirteen weeks ended November 28, 2015 and November 29, 2014. During the thirteen weeks ended November 28, 2015, we had higher payroll costs as well as higher costs related to IT infrastructure investments which were offset by lower legal expenses and payroll-related costs compared to the prior year.

Depreciation and Amortization

Our depreciation and amortization expense was $19.7 million, or 5.3% of revenues, for the thirteen weeks ended November 28, 2015 compared to $18.0 million, or 4.9% of revenues, for the thirteen weeks ended November 29, 2014. The increase in depreciation and amortization expense was due to capital expenditure and acquisition activity in earlier periods.

Income from Operations

For the thirteen weeks ended November 28, 2015 and November 29, 2014, changes in our revenues and costs as discussed above resulted in the following changes in our income from operations:

	November 28,	November 29,	Dollar	Percent
(In thousands, except percentages)	2015	2014	Change	Change

Core Laundry Operations	$52,972	$56,873	$(3,901)	-6.9%
Specialty Garments	4,286	2,268	2,018	89.0
First Aid	1,036	1,448	(412)	-28.4
Consolidated total	$58,294	$60,589	$(2,295)	-3.8%

Other (Income) Expense

Other (income) expense, which includes interest expense, interest income and exchange rate loss (gain), was $0.1 million of income in the thirteen weeks ended November 28, 2015 compared to income of $0.2 million in the thirteen weeks ended November 29, 2014. This decrease was due to unfavorable foreign currency fluctuations which resulted in an exchange rate loss of approximately $0.5 million in the thirteen weeks ended November 28, 2015 compared to an exchange rate loss of $0.4 million in the comparable period of fiscal 2015.

Provision for Income Taxes

Our effective income tax rate was 38.5% for both the thirteen weeks ended November 28, 2015 and November 29, 2014.

Liquidity and Capital Resources

General

Cash and cash equivalents totaled $311.5 million as of November 28, 2015, an increase of $35.0 million from August 29, 2015 when the amount totaled $276.6 million. Our working capital was $513.3 million as of November 28, 2015 compared to $477.7 million as of August 29, 2015. In addition, we generated $57.6 million and $226.9 million in cash from operating activities in the thirteen weeks ended November 28, 2015 and the full fiscal year ended August 29, 2015, respectively. We believe that our current cash and cash equivalent balances, our cash generated from future operations and amounts available under our Credit Agreement (defined below) will be sufficient to meet our current anticipated working capital and capital expenditure requirements for at least the next 12 months. We expect to replace the Credit Agreement prior to its maturity with a new revolving line of credit on appropriate terms.

We have accumulated $56.6 million in cash outside the United States that is expected to be invested indefinitely in our foreign subsidiaries. If these funds were distributed to the U.S. in the form of dividends, we would likely be subject to additional U.S. income taxes. However, we do not believe that any resulting taxes payable would have a material impact on our liquidity.

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

Cash Provided by Operating Activities

Cash provided by operating activities for the thirteen weeks ended November 28, 2015 was $57.6 million, an increase of $4.8 million from the comparable period in the prior year when cash provided by operating activities was $52.8 million. This net increase was driven by an increase in cash flows of $4.9 million generated by changes in working capital primarily due to the timing of our accounts payable and prepaid expenses.

Cash Used in Investing Activities

Cash used in investing activities for the thirteen weeks ended November 28, 2015 was $20.9 million, a decrease of $7.3 million from the comparable period in the prior year when cash used in investing activities was $28.2 million. The net decrease in cash used in investing activities was primarily driven by a decrease in cash outflows of $10.8 million for the acquisition of businesses. This decrease was offset by an increase in cash outflows of $3.6 million for capital expenditures during the thirteen weeks ended November 28, 2015 compared to the same period in the prior year.

Cash (Used in) Provided by Financing Activities

Cash used in financing activities for the thirteen weeks ended November 28, 2015 was $1.1 million compared to cash used in financing activities of $0.5 million for the thirteen weeks ended November 29, 2014. This change was primarily due to a decrease in proceeds received from exercise of common stock options.

Long-Term Debt and Borrowing Capacity

On May 5, 2011, we entered into a $250.0 million unsecured revolving credit agreement (the “Credit Agreement”) with a syndicate of banks, which matures on May 4, 2016. Under the Credit Agreement, we are able to borrow funds at variable interest rates based on, at our election, the Eurodollar rate or a base rate, plus in each case a spread based on our consolidated funded debt ratio. Availability of credit requires compliance with certain financial and other covenants, including a maximum consolidated funded debt ratio and minimum consolidated interest coverage ratio as defined in the Credit Agreement. We test our compliance with these financial covenants on a fiscal quarterly basis. At November 28, 2015, the interest rates applicable to our borrowings under the Credit Agreement would be calculated as LIBOR plus 75 basis points at the time of the respective borrowing. As of November 28, 2015, we had no outstanding borrowings, letters of credit amounting to $53.0 million and $197.0 million available for borrowing under the Credit Agreement. We expect to replace the Credit Agreement prior to its maturity with a new revolving line of credit on appropriate terms.

As of November 28, 2015, we were in compliance with all covenants under the Credit Agreement.

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

As of November 28, 2015, we had forward contracts with a notional value of approximately 23.5 million CAD outstanding and recorded the fair value of the contracts of $0.7 million in other long-term assets and a corresponding gain in accumulated other comprehensive (loss) income of $0.4 million, which was recorded net of tax. During the thirteen weeks ended November 28, 2015, we reclassified $0.1 million from accumulated other comprehensive (loss) income to revenue, related to the derivative financial instruments. The gain in accumulated other comprehensive (loss) income as of November 28, 2015 is expected to be reclassified to revenues prior to its maturity on February 22, 2019.

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

There is usually a range of reasonable estimates of the costs associated with each site. In accordance with US GAAP, our accruals represent the amount within the range that we believe is the best estimate or the low end of a range of estimates if no point within the range is a better estimate. When we believe that both the amount of a particular liability and the timing of the payments are reliably determinable, we adjust the cost in current dollars using a rate of 3% for inflation until the time of expected payment and discount the cost to present value using current risk-free interest rates. As of November 28, 2015, the risk-free interest rates we utilized ranged from 2.2% to 3.0%.

For environmental liabilities that have been discounted, we include interest accretion, based on the effective interest method, in selling and administrative expenses on the Consolidated Statements of Income. The changes to the amounts of our environmental liabilities for the thirteen weeks ended November 28, 2015 are as follows (in thousands):

November 28, 2015
Beginning balance as of August 29, 2015	$23,307
Costs incurred for which reserves have been provided	(341)
Insurance proceeds	8
Interest accretion	167
Change in discount rates	(148)

Balance as of November 28, 2015	$22,993

Anticipated payments and insurance proceeds relating to currently identified environmental remediation liabilities as of November 28, 2015, for the next five fiscal years and thereafter, as measured in current dollars, are reflected below.

(In thousands)	2016	2017	2018	2019	2020	Thereafter	Total
Estimated costs – current dollars	$7,072	$1,829	$1,476	$1,309	$1,361	$12,493	$25,540

Estimated insurance proceeds	(151)	(173)	(159)	(173)	(159)	(1,293)	(2,108)

Net anticipated costs	$6,921	$1,656	$1,317	$1,136	$1,202	$11,200	$23,432

Effect of inflation							7,422
Effect of discounting							(7,861)

Balance as of November 28, 2015							$22,993

Estimated insurance proceeds are primarily received from an annuity received as part of our legal settlement with an insurance company. Annual proceeds of approximately $0.3 million are deposited into an escrow account which funds remediation and monitoring costs for three sites related to our former operations in Williamstown, Vermont. Annual proceeds received but not expended in the current year accumulate in this account and may be used in future years for costs related to this site through the year 2027. As of November 28, 2015, the balance in this escrow account, which is held in a trust and is not recorded in our Consolidated Balance Sheet, was approximately $3.2 million. Also included in estimated insurance proceeds are amounts we are entitled to receive pursuant to legal settlements as reimbursements from three insurance companies for estimated costs at the site in Uvalde, Texas.

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

Off-Balance Sheet Arrangements

As of November 28, 2015, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Securities and Exchange Commission Regulation S-K.

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

Contractual Obligations and Other Commercial Commitments

As of November 28, 2015, there were no material changes in our contractual obligations that were disclosed in our Annual Report on Form 10-K for the year ended August 29, 2015.

Recent Accounting Pronouncements

In May 2014, the FASB issued updated accounting guidance for revenue recognition, which they have subsequently modified. This modified update provides a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. This guidance will be effective for annual reporting periods, and any interim periods within those annual periods, that begin after December 15, 2017 and will be required to be applied retrospectively (full or modified), with early adoption permitted. Accordingly, the standard will be effective for us on August 26, 2018. We are currently evaluating the adoption method we will apply and the impact that this guidance will have on our financial statements and related disclosures.

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

In September 2015, the FASB issued updated guidance that requires an entity to recognize adjustments made to provisional amounts that are identified in a business combination in the period such adjustments are determined, rather than retrospectively adjusting previously reported amounts. This guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015, and is to be applied prospectively, with early adoption permitted. Accordingly, the standard will be effective for us on August 28, 2016. We expect that adoption of this guidance will not have a material impact on our financial statements.

In November 2015, the FASB issued updated guidance on the presentation of deferred income taxes. This update requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. This guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016 and is to be applied prospectively, and may also be applied retrospectively to all periods presented, with early adoption permitted. Accordingly, the standard will be effective for us on August 27, 2017. We expect that adoption of this guidance will not have a material impact on our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

We have determined that all of our foreign subsidiaries operate primarily in local currencies that represent the functional currencies of such subsidiaries. All assets and liabilities of our foreign subsidiaries are translated into U.S. dollars using the exchange rate prevailing at the balance sheet date. The effect of exchange rate fluctuations on the translation of assets and liabilities are recorded as a component of shareholders’ equity. Revenues and expenses are translated at the average exchange rates in effect during each month of the fiscal year. As such, our financial condition and operating results are affected by fluctuations in the value of the U.S. dollar as compared to currencies in foreign countries. Revenues denominated in currencies other than the U.S. dollar represented approximately 8.1% of total consolidated revenues for the thirteen weeks ended November 28, 2015, and total assets denominated in currencies other than the U.S. dollar represented approximately 8.5% and 8.9% of total consolidated assets at November 28, 2015 and August 29, 2015, respectively. If exchange rates had increased or decreased by 10% from the actual rates in effect during the thirteen weeks ended and as of November 28, 2015, our revenues and assets for the thirteen weeks ended and as of November 28, 2015 would have increased or decreased by approximately $3.0 million and $13.5 million, respectively.

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

As of November 28, 2015, we had forward contracts with a notional value of approximately 23.5 million CAD outstanding and recorded the fair value of the contracts of $0.7 million in other long-term assets and a corresponding gain in accumulated other comprehensive (loss) income of $0.4 million, which was recorded net of tax. During the thirteen weeks ended November 28, 2015, we reclassified $0.1 million from accumulated other comprehensive (loss) income to revenue, related to the derivative financial instruments. The gain in accumulated other comprehensive (loss) income as of November 28, 2015 is expected to be reclassified to revenues prior to its maturity on February 22, 2019.

Other than the forward contracts, discussed above, we do not operate a hedging program to mitigate the effect of a significant change in the value of our foreign subsidiaries functional currencies, which include the Canadian dollar, euro, British pound, Mexican peso and Nicaraguan cordoba, as compared to the U.S. dollar. Any losses or gains resulting from unhedged foreign currency transactions, including exchange rate fluctuations on intercompany accounts are reported as transaction losses (gains) in our other (income) expense. The intercompany payables and receivables are denominated in Canadian dollars, euros, British pounds, Mexican pesos and Nicaraguan cordobas. During the thirteen weeks ended November 28, 2015, transaction losses included in other (income) expense were approximately $0.5 million. If the exchange rates had changed by 10% during the thirteen weeks ended November 28, 2015, we would have recognized transaction gains or losses of approximately $0.9 million.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of fiscal year 2016 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

To our knowledge, there have been no material changes in the risk factors described in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended August 29, 2015. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended August 29, 2015, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

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

101 The following materials from UniFirst Corporation’s Quarterly Report on Form 10-Q for the quarter ended November 28, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UniFirst Corporation

January 7, 2016	By:	/s/ Ronald D. Croatti Ronald D. Croatti President and Chief Executive Officer

January 7, 2016	By:	/s/ Steven S. Sintros Steven S. Sintros Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

*	31.1 Rule 13a-14(a)/15d-14(a) Certification of Ronald D. Croatti

*	31.2 Rule 13a-14(a)/15d-14(a) Certification of Steven S. Sintros

**	32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**	32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 The following materials from UniFirst Corporation’s Quarterly Report on Form 10-Q for the quarter ended November 28, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

*	Filed herewith

**	Furnished herewith