Form 10-Q
period 2016-02-27
UNIFIRST CORP
filed 2016-04-07
CIK 717954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 27, 2016

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

The number of outstanding shares of UniFirst Corporation Common Stock and Class B Common Stock at April 1, 2016 were 15,288,535 and 4,854,519, respectively.

UniFirst Corporation

Quarterly Report on Form 10-Q

For the Quarter ended February 27, 2016

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UniFirst Corporation and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
(In thousands, except per share data)	February 27, 2016	February 28, 2015	February 27, 2016	February 28, 2015

Revenues	$363,097	$361,462	$736,481	$731,823

Operating expenses:
Cost of revenues (1)	229,672	223,874	452,275	443,227
Selling and administrative expenses (1)	75,423	77,245	148,172	149,627
Depreciation and amortization	19,809	18,792	39,547	36,829
Total operating expenses	324,904	319,911	639,994	629,683

Income from operations	38,193	41,551	96,487	102,140

Other (income) expense:
Interest expense	218	239	439	427
Interest income	(892)	(944)	(1,656)	(1,748)
Foreign exchange (gain) loss	(132)	880	347	1,251
Total other (income) expense	(806)	175	(870)	(70)

Income before income taxes	38,999	41,376	97,357	102,210
Provision for income taxes	15,501	15,930	37,969	39,351

Net income	$23,498	$25,446	$59,388	$62,859

Income per share – Basic:
Common Stock	$1.23	$1.33	$3.10	$3.29
Class B Common Stock	$0.98	$1.06	$2.48	$2.63

Income per share – Diluted:
Common Stock	$1.16	$1.26	$2.94	$3.11

Income allocated to – Basic:
Common Stock	$18,691	$20,182	$47,232	$49,834
Class B Common Stock	$4,704	$5,041	$11,896	$12,472

Income allocated to – Diluted:
Common Stock	$23,401	$25,235	$59,141	$62,335

Weighted average number of shares outstanding – Basic:
Common Stock	15,241	15,185	15,230	15,156
Class B Common Stock	4,795	4,741	4,795	4,741

Weighted average number of shares outstanding – Diluted:
Common Stock	20,138	20,065	20,127	20,028

Dividends per share:
Common Stock	$0.0375	$0.0375	$0.0750	$0.0750
Class B Common Stock	$0.0300	$0.0300	$0.0600	$0.0600

(1) Exclusive of depreciation on the Company’s property, plant and equipment and amortization of its intangible assets.

The accompanying notes are an integral part of these

Consolidated Financial Statements.

UniFirst Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
(In thousands)	February 27, 2016	February 28, 2015	February 27, 2016	February 28, 2015

Net Income	$23,498	$25,446	$59,388	$62,859

Other comprehensive (loss) income:
Foreign currency translation adjustments	(2,011)	(10,569)	(3,583)	(16,892)
Pension benefit liabilities, net of income taxes	—	—	(218)	(1,266)
Change in fair value of derivatives, net of income taxes	175	(644)	(48)	(644)
Derivative financial instruments gain reclassified	(93)	—	(165)	—

Other comprehensive (loss) income	(1,929)	(11,213)	(4,014)	(18,802)

Comprehensive income	$21,569	$14,233	$55,374	$44,057

The accompanying notes are an integral part of these

Consolidated Financial Statements.

UniFirst Corporation and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and par value data)	February 27, 2016(a)	August 29, 2015(b)

Assets
Current assets:
Cash and cash equivalents	$334,992	$276,553
Receivables, less reserves of $9,617 and $6,007	157,947	151,851
Inventories	75,566	80,449
Rental merchandise in service	136,605	140,384
Prepaid and deferred income taxes	2,460	204
Prepaid expenses and other current assets	13,327	12,382
Total current assets	720,897	661,823

Property, plant and equipment, net of accumulated depreciation of $641,328 and $618,269	521,324	513,853
Goodwill	313,033	313,133
Customer contracts, net	33,960	38,024
Other intangible assets, net	1,642	2,025
Deferred income taxes	—	1,475
Other assets	2,978	2,904

Total assets	$1,593,834	$1,533,237

Liabilities and shareholders’ equity
Current liabilities:
Loans payable	$277	$1,385
Accounts payable	50,652	50,826
Accrued liabilities	112,603	113,022
Accrued and deferred income taxes	—	18,878
Total current liabilities	163,532	184,111

Accrued liabilities	57,247	54,566
Accrued and deferred income taxes	73,344	52,352

Total liabilities	294,123	291,029

Commitments and contingencies (Note 10)
Shareholders’ equity:
Preferred Stock, $1.00 par value; 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $0.10 par value; 30,000,000 shares authorized; 15,286,674 and 15,246,588 shares issued and outstanding as of February 27, 2016 and August 29, 2015, respectively	1,529	1,525
Class B Common Stock, $0.10 par value; 20,000,000 shares authorized; 4,854,519 shares issued and outstanding as of February 27, 2016 and August 29, 2015	485	485
Capital surplus	71,173	67,611
Retained earnings	1,254,951	1,197,000
Accumulated other comprehensive (loss) income	(28,427)	(24,413)

Total shareholders’ equity	1,299,711	1,242,208

Total liabilities and shareholders’ equity	$1,593,834	$1,533,237

(a) In the second fiscal quarter of 2016, the Company adopted updated accounting guidance on the presentation of deferred income taxes. This adoption required that deferred tax liabilities and assets be classified as noncurrent in the Consolidated Balance Sheet. The Company elected to account for this change in presentation prospectively and prior periods were not retroactively adjusted.

(b) Derived from audited financial statements

The accompanying notes are an integral part of these

Consolidated Financial Statements.

UniFirst Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

Twenty-six weeks ended (In thousands)	February 27, 2016	February 28, 2015
Cash flows from operating activities:
Net income	$59,388	$62,859
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	35,297	32,495
Amortization of intangible assets	4,250	4,334
Amortization of deferred financing costs	104	104
Share-based compensation	2,537	3,369
Accretion on environmental contingencies	334	302
Accretion on asset retirement obligations	398	316
Deferred income taxes	5,978	7,040
Changes in assets and liabilities, net of acquisitions:
Receivables, less reserves	(6,528)	(11,048)
Inventories	4,733	(6,578)
Rental merchandise in service	3,477	718
Prepaid expenses and other current assets	(851)	(7,187)
Accounts payable	(79)	(1,384)
Accrued liabilities	1,574	11,605
Prepaid and accrued income taxes	(5,131)	10,092
Net cash provided by operating activities	105,481	107,037

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(73)	(15,086)
Capital expenditures	(44,028)	(45,542)
Other	111	(202)
Net cash used in investing activities	(43,990)	(60,830)

Cash flows from financing activities:
Proceeds from loans payable and long-term debt	—	4,937
Payments on loans payable and long-term debt	(1,046)	(6,887)
Proceeds from exercise of share-based awards, including excess tax benefits	1,026	4,975
Payment of cash dividends	(1,436)	(1,433)
Net cash (used in) provided by financing activities	(1,456)	1,592

Effect of exchange rate changes	(1,596)	(8,107)

Net increase in cash and cash equivalents	58,439	39,692
Cash and cash equivalents at beginning of period	276,553	191,769

Cash and cash equivalents at end of period	$334,992	$231,461

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

In November 2015, the FASB issued updated guidance on the presentation of deferred income taxes. This update requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. This guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016 and is to be applied prospectively, and may also be applied retrospectively to all periods presented, with early adoption permitted. The Company adopted this standard prospectively on February 27, 2016 and prior periods were not retroactively adjusted.

In January 2016, the FASB issued updated guidance for the recognition, measurement, presentation, and disclosure of certain financial assets and liabilities. This guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted. Accordingly, the standard will be effective for the Company on August 26, 2018. The Company expects that adoption of this guidance will not have a material impact on its financial statements.

In February 2016, the FASB issued updated guidance that improves transparency and comparability among companies by recognizing lease assets and lease liabilities on the balance sheet and by disclosing key information about leasing arrangements. This guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018, with early adoption permitted. Accordingly, the standard will be effective for the Company on September 1, 2019. The Company is currently evaluating the impact that this guidance will have on its financial statements and related disclosures.

In March 2016, the FASB issued updated guidance that simplifies several aspects of accounting for share-based payment transactions. This guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016 and, depending on the amendment, must be applied using a prospective transition method, retrospective transition method, modified retrospective transition method, prospectively and/or retroactively, with early adoption permitted. Accordingly, the standard will be effective for the Company on August 27, 2017. The Company is currently evaluating the impact that this guidance will have on its financial statements and related disclosures.

3. Business Acquisitions

During the twenty-six weeks ended February 27, 2016, the Company completed one business acquisition with an aggregate purchase price of approximately $0.1 million. The results of operations of this acquisition have been included in the Company’s consolidated financial results since its acquisition date. This acquisition was not significant in relation to the Company’s consolidated financial results and, therefore, pro forma financial information has not been presented.

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

All financial assets or liabilities that are measured at fair value on a recurring basis (at least annually) have been segregated into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date.  The assets or liabilities measured at fair value on a recurring basis are summarized in the tables below (in thousands):

	As of February 27, 2016
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents	$51,575	$—	$—	$51,575
Pension plan assets	—	4,679	—	4,679
Foreign currency forward contracts	—	838	—	838
Total assets at fair value	$51,575	$5,517	$—	$57,092

	As of August 29, 2015
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents	$42,093	$—	$—	$42,093
Pension plan assets	—	4,757	—	4,757
Foreign currency forward contracts	—	524	—	524
Total assets at fair value	$42,093	$5,281	$—	$47,374

The Company’s cash equivalents listed above represent money market securities and are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The Company does not adjust the quoted market price for such financial instruments.

The Company’s pension plan assets listed above represent guaranteed deposit accounts that are maintained and operated by Prudential Retirement Insurance and Annuity Company (“PRIAC”). All assets are merged with the general assets of PRIAC and are invested predominantly in privately placed securities and mortgages. At the beginning of each calendar year, PRIAC notifies the Company of the annual rates of interest which will be applied to the amounts held in the guaranteed deposit account during the next calendar year. In determining the interest rate to be applied, PRIAC considers the investment performance of the underlying assets of the prior year; however, regardless of the investment performance the Company is contractually guaranteed a minimum rate of return. As such, the Company’s pension plan assets are included within Level 2 of the fair value hierarchy.

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

5. Derivative Instruments and Hedging Activities

The Company uses derivative financial instruments to mitigate its exposure to fluctuations in foreign currencies on certain forecasted transactions denominated in foreign currencies. US GAAP requires that all of its derivative instruments be recorded on the balance sheet at fair value. All subsequent changes in a derivative’s fair value are recognized in income, unless specific hedge accounting criteria are met.

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

As of February 27, 2016, the Company had forward contracts with a notional value of approximately 21.2 million CAD outstanding and recorded the fair value of the contracts of $0.5 million in other long-term assets and $0.3 million in prepaid expenses and other current assets with a corresponding gain in accumulated other comprehensive (loss) income of $0.5 million, which was recorded net of tax. During the twenty-six weeks ended February 27, 2016, the Company reclassified $0.2 million from accumulated other comprehensive (loss) income to revenue, related to the derivative financial instruments. The gain in accumulated other comprehensive (loss) income as of February 27, 2016 is expected to be reclassified to revenues prior to its maturity on February 22, 2019.

6. Employee Benefit Plans

Defined Contribution Retirement Savings Plan

The Company has a defined contribution retirement savings plan with a 401(k) feature for all eligible employees not under collective bargaining agreements. The Company matches a portion of the employee’s contribution and may make an additional contribution at its discretion. Contributions charged to expense under the plan for the thirteen weeks ended February 27, 2016 and February 28, 2015 were $3.6 million and $3.8 million, respectively. Contributions charged to expense under the plan for the twenty-six weeks ended February 27, 2016 and February 28, 2015 were $7.3 million and $7.9 million, respectively.

Pension Plans and Supplemental Executive Retirement Plans

The Company maintains an unfunded Supplemental Executive Retirement Plan for certain eligible employees of the Company, a non-contributory defined benefit pension plan covering union employees at one of its locations, and a frozen pension plan the Company assumed in connection with its acquisition of Textilease Corporation in fiscal 2004. The amounts charged to expense related to these plans for both the thirteen weeks ended February 27, 2016 and February 28, 2015 were $0.9 million. The amounts charged to expense related to these plans for both the twenty-six weeks ended February 27, 2016 and February 28, 2015 were $1.7 million.

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

	Thirteen weeks ended		Twenty-six weeks ended
	February 27, 2016	February 28, 2015	February 27, 2016	February 28, 2015

Net income	$23,498	$25,446	$59,388	$62,859

Allocation of net income for Basic:
Common Stock	$18,691	$20,182	$47,232	$49,834
Class B Common Stock	4,704	5,041	11,896	12,472
Unvested participating shares	103	223	260	553
	$23,498	$25,446	$59,388	$62,859

Weighted average number of shares for Basic:
Common Stock	15,241	15,185	15,230	15,156
Class B Common Stock	4,795	4,741	4,795	4,741
Unvested participating shares	96	192	95	192
	20,132	20,118	20,120	20,089

Earnings per share for Basic:
Common Stock	$1.23	$1.33	$3.10	$3.29
Class B Common Stock	$0.98	$1.06	$2.48	$2.63

The Company is required to calculate diluted EPS for Common Stock using the more dilutive of the following two methods:

•	The treasury stock method; or

•	The two-class method assuming a participating security is not exercised or converted.

For the thirteen and twenty-six weeks ended February 27, 2016, the Company’s diluted EPS assumes the conversion of all vested Class B Common Stock into Common Stock and uses the two-class method for its unvested participating shares as it was the more dilutive of the two methods. The following table sets forth the computation of diluted earnings per share of Common Stock for the thirteen and twenty-six weeks ended February 27, 2016 (in thousands, except per share data):

	Thirteen weeks ended February 27, 2016			Twenty-six weeks ended February 27, 2016
	Earnings to Common Shareholders	Common Shares	EPS	Earnings to Common Shareholders	Common Shares	EPS

As reported - Basic	$18,691	15,241	$1.23	$47,232	15,230	$3.10

Add: effect of dilutive potential common shares
Share-based awards	—	102		—	102
Class B Common Stock	4,704	4,795		11,896	4,795

Add: Undistributed earnings allocated to unvested participating shares	100	—		253	—

Less: Undistributed earnings reallocated to unvested participating shares	(94)	—		(240)	—

Diluted EPS – Common Stock	$23,401	20,138	$1.16	$59,141	20,127	$2.94

Share-based awards that would result in the issuance of 700 shares of Common Stock were excluded from the calculation of diluted earnings per share for the thirteen weeks ended February 27, 2016 because they were anti-dilutive. Share-based awards that would result in the issuance of 3,909 shares of Common Stock were excluded from the calculation of diluted earnings per share for the twenty-six weeks ended February 27, 2016 because they were anti-dilutive.

For the thirteen and twenty-six weeks ended February 28, 2015, the Company’s diluted EPS assumes the conversion of all vested Class B Common Stock into Common Stock and uses the two-class method for its unvested participating shares as it was the more dilutive of the two methods. The following table sets forth the computation of diluted earnings per share of Common Stock for the thirteen and twenty-six weeks ended February 28, 2015 (in thousands, except per share data):

	Thirteen weeks ended February 28, 2015			Twenty-six weeks ended February 28, 2015
	Earnings to Common Shareholders	Common Shares	EPS	Earnings to Common Shareholders	Common Shares	EPS

As reported - Basic	$20,182	15,185	$1.33	$49,834	15,156	$3.29

Add: effect of dilutive potential common shares
Share-based awards	—	139		—	131
Class B Common Stock	5,041	4,741		12,472	4,741

Add: Undistributed earnings allocated to unvested participating shares	217	—		540	—

Less: Undistributed earnings reallocated to unvested participating shares	(205)	—		(511)	—

Diluted EPS – Common Stock	$25,235	20,065	$1.26	$62,335	20,028	$3.11

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

The components of inventory as of February 27, 2016 and August 29, 2015 were as follows (in thousands):

	February 27, 2016	August 29, 2015
Raw materials	$13,958	$17,658
Work in process	3,572	2,415
Finished goods	58,036	60,376
Total inventories	$75,566	$80,449

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

A roll forward of the Company’s asset retirement liability is as follows (in thousands):

February 27, 2016
Beginning balance as of August 29, 2015	$12,381
Accretion expense	398
Effect of exchange rate changes	(120)
Asset retirement liabilities settled	(269)
Ending balance as of February 27, 2016	$12,390

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

The Company has accrued certain costs related to the sites described above as it has been determined that the costs are probable and can be reasonably estimated. The Company has potential exposure related to a parcel of land (the "Central Area") related to the Woburn, Massachusetts site mentioned above. Currently, the consent decree for the Woburn site does not define or require any remediation work in the Central Area. The United States Environmental Protection Agency (the "EPA") has provided the Company and other signatories to the consent decree with comments on the design and implementation of groundwater and soil remedies at the Woburn site and investigation of environmental conditions in the Central Area. The Company, and other signatories, have implemented and proposed to do additional work at the Woburn site but many of the EPA’s comments remain to be resolved. The Company has accrued costs to perform certain work responsive to EPA's comments. The Company is also in discussions with EPA concerning its invoices for oversight costs with respect to the Woburn site and the Central Area. The Company has implemented mitigation measures and continues to monitor environmental conditions at the Somerville, Massachusetts site. In addition, the Company has reserved for costs it expects to incur associated with the construction of a planned municipal transit station in the area of its Somerville site.

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

There is usually a range of reasonable estimates of the costs associated with each site. In accordance with US GAAP, the Company’s accruals reflect the amount within the range that it believes is the best estimate or the low end of a range of estimates if no point within the range is a better estimate. Where it believes that both the amount of a particular liability and the timing of the payments are reliably determinable, the Company adjusts the cost in current dollars using a rate of 3% for inflation until the time of expected payment and discounts the cost to present value using current risk-free interest rates. As of February 27, 2016, the risk-free interest rates utilized by the Company ranged from 1.8% to 2.6%.

For environmental liabilities that have been discounted, the Company includes interest accretion, based on the effective interest method, in selling and administrative expenses on the Consolidated Statements of Income. The changes to the Company’s environmental liabilities for the twenty-six weeks ended February 27, 2016 are as follows (in thousands):

February 27, 2016
Beginning balance as of August 29, 2015	$23,307
Costs incurred for which reserves had been provided	(505)
Insurance proceeds	31
Interest accretion	334
Change in discount rates	630

Balance as of February 27, 2016	$23,797

Anticipated payments and insurance proceeds of currently identified environmental remediation liabilities as of February 27, 2016, for the next five fiscal years and thereafter, as measured in current dollars, are reflected below.

(In thousands)	2016	2017	2018	2019	2020	Thereafter	Total
Estimated costs – current dollars	$6,908	$1,829	$1,476	$1,309	$1,361	$12,494	$25,377

Estimated insurance proceeds	(128)	(173)	(159)	(173)	(159)	(1,293)	(2,085)

Net anticipated costs	$6,780	$1,656	$1,317	$1,136	$1,202	$11,201	$23,292

Effect of inflation							7,589
Effect of discounting							(7,084)

Balance as of February 27, 2016							$23,797

Estimated insurance proceeds are primarily received from an annuity received as part of a legal settlement with an insurance company. Annual proceeds of approximately $0.3 million are deposited into an escrow account which funds remediation and monitoring costs for three sites related to former operations in Williamstown, Vermont. Annual proceeds received but not expended in the current year accumulate in this account and may be used in future years for costs related to this site through the year 2027. As of February 27, 2016, the balance in this escrow account, which is held in a trust and is not recorded in the Company’s accompanying Consolidated Balance Sheet, was approximately $3.2 million. Also included in estimated insurance proceeds are amounts the Company is entitled to receive pursuant to legal settlements as reimbursements from three insurance companies for estimated costs at the site in Uvalde, Texas.

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

11. Income Taxes

The Company’s effective income tax rate was 39.7% and 39.0% for the thirteen and twenty-six weeks ended February 27, 2016 respectively, as compared to 38.5% for both the thirteen and twenty-six weeks ended February 28, 2015. The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense which is consistent with the recognition of these items in prior reporting periods. During the twenty-six weeks ended February 27, 2016, there were no material changes in the amount of unrecognized tax benefits or the amount accrued for interest and penalties.

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

12. Long-Term Debt

On May 5, 2011, the Company entered into a $250.0 million unsecured revolving credit agreement (the “Credit Agreement”) with a syndicate of banks, which matures on May 4, 2016. Under the Credit Agreement, the Company is able to borrow funds at variable interest rates based on, at the Company’s election, the Eurodollar rate or a base rate, plus in each case a spread based on the Company’s consolidated funded debt ratio. Availability of credit requires compliance with certain financial and other covenants, including a maximum consolidated funded debt ratio and minimum consolidated interest coverage ratio as defined in the Credit Agreement. The Company tests its compliance with these financial covenants on a fiscal quarterly basis. At February 27, 2016, the interest rates applicable to the Company’s borrowings under the Credit Agreement would be calculated as LIBOR plus 75 basis points at the time of the respective borrowing. As of February 27, 2016, the Company had no outstanding borrowings, outstanding letters of credit amounting to $53.0 million and $197.0 million available for borrowing under the Credit Agreement. The Company is currently in the process of finalizing an amendment and extension to this Credit Agreement which it expects to execute in the third fiscal quarter of 2016.

As of February 27, 2016, the Company was in compliance with all covenants under the Credit Agreement.

13. Accumulated Other Comprehensive (Loss) Income

The changes in each component of accumulated other comprehensive (loss) income, net of tax, for the thirteen and twenty-six weeks ended February 27, 2016 and February 28, 2015 were as follows (in thousands):

	Thirteen Weeks Ended February 27, 2016
	Foreign Currency Translation	Pension- related	Derivative Financial Instruments	Total Accumulated Other Comprehensive (Loss) Income
Balance as of November 28, 2015	$(21,995)	$(4,937)	$434	$(26,498)

Other comprehensive (loss) income before reclassification	(2,011)	—	175	(1,836)
Amounts reclassified from accumulated other comprehensive loss	—	—	(93)	(93)
Net current period other comprehensive (loss) income	(2,011)	—	82	(1,929)

Balance as of February 27, 2016	$(24,006)	$(4,937)	$516	$(28,427)

	Twenty-six Weeks Ended February 27, 2016
	Foreign Currency Translation	Pension- related	Derivative Financial Instruments	Total Accumulated Other Comprehensive (Loss) Income
Balance as of August 29, 2015	$(20,423)	$(4,719)	$729	$(24,413)

Other comprehensive (loss) income before reclassification	(3,583)	(261)	(48)	(3,892)
Amounts reclassified from accumulated other comprehensive loss	—	43	(165)	(122)
Net current period other comprehensive (loss) income	(3,583)	(218)	(213)	(4,014)

Balance as of February 27, 2016	$(24,006)	$(4,937)	$516	$(28,427)

	Thirteen Weeks Ended February 28, 2015
	Foreign Currency Translation	Pension- related	Derivative Financial Instruments	Total Accumulated Other Comprehensive (Loss) Income
Balance as of November 29, 2014	$(3,612)	$(6,510)	$—	$(10,122)

Other comprehensive (loss) income before reclassification	(10,569)	—	(644)	(11,213)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—
Net current period other comprehensive (loss) income	(10,569)	—	(644)	(11,213)

Balance as of February 28, 2015	$(14,181)	$(6,510)	$(644)	$(21,335)

	Twenty-six Weeks Ended February 28, 2015
	Foreign Currency Translation	Pension- related	Derivative Financial Instruments	Total Accumulated Other Comprehensive (Loss) Income
Balance as of August 30, 2014	$2,711	$(5,244)	$—	$(2,533)

Other comprehensive (loss) income before reclassification	(16,892)	(1,417)	(644)	(18,953)
Amounts reclassified from accumulated other comprehensive loss	—	151	—	151
Net current period other comprehensive (loss) income	(16,892)	(1,266)	(644)	(18,802)

Balance as of February 28, 2015	$(14,181)	$(6,510)	$(644)	$(21,335)

Amounts reclassified from accumulated other comprehensive income, net of tax, for the thirteen and twenty-six weeks ended February 27, 2016 and February 28, 2015 were as follows (in thousands):

	Thirteen weeks ended			Twenty-six weeks ended
	February 27, 2016		February 28, 2015	February 27, 2016		February 28, 2015
Pension benefit liabilities, net:
Actuarial losses	$—		$—	$43	(a)	$151
Total, net of tax	—		—	43		151
Derivative financial instruments, net:
Forward contracts	(93	)(b)	—	(165	)(b)	—
Total, net of tax	(93)		—	(165)		—

Total amounts reclassified, net of tax	(93)		—	(122)		151

(a)	Amounts included in selling and administrative expenses in the accompanying Consolidated Statements of Income.

(b)	Amounts included in revenues in the accompanying Consolidated Statements of Income.

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

The Company refers to the US and Canadian Rental and Cleaning, MFG, and Corporate reporting segments combined as its “Core Laundry Operations,” which is included as a subtotal in the following tables (in thousands):

Thirteen weeks ended	US and Canadian Rental and Cleaning	MFG	Net Interco MFG Elim	Corporate		Subtotal Core Laundry Operations	Specialty Garments	First Aid	Total

February 27, 2016
Revenues	$326,101	$42,436	$(42,436)	$5,264		$331,365	$20,451	$11,281	$363,097

Income (loss) from operations	$43,117	$14,051	$1,752	$(22,791)		$36,129	$1,146	$918	$38,193

Interest (income) expense, net	$(818)	$—	$—	$144		$(674)	$—	$—	$(674)

Income (loss) before taxes	$43,948	$14,098	$1,752	$(23,040)		$36,758	$1,323	$918	$38,999

February 28, 2015
Revenues	$327,950	$50,844	$(50,844)	$4,118		$332,068	$18,661	$10,733	$361,462

Income (loss) from operations	$51,691	$17,003	$(443)	$(27,327	)(a)	$40,924	$(435)	$1,062	$41,551

Interest (income) expense, net	$(901)	$—	$—	$196		$(705)	$—	$—	$(705)

Income (loss) before taxes	$52,605	$17,054	$(443)	$(27,654)		$41,562	$(1,248)	$1,062	$41,376

Twenty-six weeks ended

February 27, 2016
Revenues	$655,881	$88,251	$(88,251)	$10,521		$666,402	$47,221	$22,858	$736,481

Income (loss) from operations	$99,843	$30,595	$1,701	$(43,038)		$89,101	$5,432	$1,954	$96,487

Interest (income) expense, net	$(1,562)	$—	$—	$345		$(1,217)	$—	$—	$(1,217)

Income (loss) before taxes	$101,441	$30,634	$1,701	$(43,618)		$90,158	$5,245	$1,954	$97,357

February 28, 2015
Revenues	$658,851	$102,672	$(102,672)	$9,064		$667,915	$41,137	$22,771	$731,823

Income (loss) from operations	$114,990	$35,234	$(2,132)	$(50,295	)(a)	$97,797	$1,833	$2,510	$102,140

Interest (income) expense, net	$(1,671)	$—	$—	$350		$(1,321)	$—	$—	$(1,321)

Income (loss) before taxes	$116,689	$35,326	$(2,132)	$(50,901)		$98,982	$718	$2,510	$102,210

(a)	The Company increased its environmental contingency reserves during its second fiscal quarter of 2015 by $3.6 million. This increase was due mainly to additional costs the Company expects to incur associated with the construction of a planned municipal transit station in the area of its Somerville site. To a lesser extent, the Company’s reserves also were increased due to the effect of lower interest rates on the discounting of its environmental liabilities.

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

As mentioned and described in Note 14 to the Consolidated Financial Statements, we have five reporting segments: US and Canadian Rental and Cleaning, Manufacturing (“MFG”), Corporate, Specialty Garments Rental and Cleaning (“Specialty Garments”) and First Aid. We refer to the laundry locations of the US and Canadian Rental and Cleaning reporting segment as “industrial laundries” or “industrial laundry locations”, and to the US and Canadian Rental and Cleaning, MFG, and Corporate reporting segments combined as our “Core Laundry Operations.”

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

Results of Operations

The following table presents certain selected financial data, including the percentage of revenues represented by each item, for the thirteen and twenty-six weeks ended February 27, 2016 and the thirteen and twenty-six weeks ended February 28, 2015.

	Thirteen weeks ended					Twenty-six weeks ended
(In thousands, except percentages)	February 27, 2016	% of Rev.	February 28, 2015	% of Rev.	% Change	February 27, 2016	% of Rev.	February 28, 2015	% of Rev.	% Change

Revenues	$363,097	100.0%	$361,462	100.0%	0.5%	$736,481	100.0%	$731,823	100.0%	0.6%

Operating expenses:
Cost of revenues (1)	229,672	63.3	223,874	61.9	2.6	452,275	61.4	443,227	60.6	2.0
Selling and administrative expenses (1)	75,423	20.8	77,245	21.4	(2.4)	148,172	20.1	149,627	20.4	(1.0)
Depreciation and amortization	19,809	5.5	18,792	5.2	5.4	39,547	5.4	36,829	5.0	7.4
Total operating expenses	324,904	89.5	319,911	88.5	1.6	639,994	86.9	629,683	86.0	1.6

Income from operations	38,193	10.5	41,551	11.5	(8.1)	96,487	13.1	102,140	14.0	(5.5)

Other (income) expense	(806)	(0.2)	175	0.0	560.6	(870)	(0.1)	(70)	0.0	1142.9

Income before income taxes	38,999	10.7	41,376	11.4	(5.7)	97,357	13.2	102,210	14.0	(4.7)
Provision for income taxes	15,501	4.3	15,930	4.4	(2.7)	37,969	5.2	39,351	5.4	(3.5)

Net income	$23,498	6.5%	$25,446	7.0%	(7.7)%	$59,388	8.1%	$62,859	8.6%	(5.5)%

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

We have a substantial number of plants and conduct a significant portion of our business in energy producing regions in the U.S and Canada. The price of oil has declined dramatically over the past year, which has directly affected our customers in the oil industry as they have curtailed their level of operations. In addition, this decline has also had a corresponding effect on our customers in businesses which service or supply the oil industry as well as our customers in unrelated businesses located in areas which had benefited from the economic expansion generated by the robust growth driven by the higher oil prices in prior years. As a result, our organic growth has been impacted by elevated headcount reductions in our wearer base as well as increased lost accounts, which will also have an impact on organic growth throughout fiscal 2016. On the other hand, we have benefited from lower costs of the gasoline used to fuel our vehicles and the natural gas used to operate our plants. Since there are substantial uncertainties regarding the extent, timing and effect of lower oil prices, it is difficult to quantify the positive and negative impacts on our future financial results from lower oil prices. Nevertheless, the negative impact on our results from the cutbacks by our customers in the oil industry and other affected businesses have and will continue to outweigh the benefits from lower energy costs.

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

We are currently undertaking a company-wide initiative to update our customer relationship management systems. As of February 27, 2016, we have capitalized $46.8 million related to our CRM project (“Unity 20/20”). Although we will not deploy this system in fiscal 2016, our future operating results will be impacted by the eventual depreciation of our Unity 20/20 investment. In addition, our results from operations are being affected by higher costs related to additional investments in our IT infrastructure, including headcount, to help support Unity 20/20 as well as other technology initiatives.

A portion of our sales is derived from international markets, including Canada. Revenues denominated in currencies other than the U.S. dollar represented approximately 8.0% of total consolidated revenues for both the thirteen and twenty-six weeks ended February 27, 2016. Revenues denominated in currencies other than the U.S. dollar represented approximately 8.5% and 8.8% of total consolidated revenues for the thirteen and twenty-six weeks ended February 28, 2015, respectively. The operating results of our international subsidiaries are translated into U.S. dollars and such results are affected by movements in foreign currencies relative to the U.S. dollar. In addition, fluctuations in the Canadian dollar may have an effect on the margins of our Canadian business because a weaker Canadian dollar will increase the cost of merchandise and other operational inputs that are sourced from outside of Canada. Our operating results in future years could be negatively impacted by any devaluation, as compared to the U.S. dollar, of the Canadian dollar or any of the currencies of the other countries in which we operate.

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

As of February 27, 2016, we had forward contracts with a notional value of approximately 21.2 million CAD outstanding and recorded the fair value of the contracts of $0.5 million in other long-term assets and $0.3 million in prepaid expenses and other current assets with a corresponding gain in accumulated other comprehensive (loss) income of $0.5 million, which was recorded net of tax. During the twenty-six weeks ended February 27, 2016, we reclassified $0.2 million from accumulated other comprehensive (loss) income to revenue, related to the derivative financial instruments. The gain in accumulated other comprehensive (loss) income as of February 27, 2016 is expected to be reclassified to revenues prior to its maturity on February 22, 2019.

Thirteen weeks ended February 27, 2016 compared with thirteen weeks ended February 28, 2015

Revenues

(In thousands, except percentages)	February 27, 2016	February 28, 2015	Dollar Change	Percent Change

Core Laundry Operations	$331,365	$332,068	$(703)	(0.2)%
Specialty Garments	20,451	18,661	1,790	9.6
First Aid	11,281	10,733	548	5.1
Consolidated total	$363,097	$361,462	$1,635	0.5%

For the thirteen weeks ended February 27, 2016, our consolidated revenues increased $1.6 million from the comparable period in fiscal 2015, or 0.5%. Core Laundry Operations’ revenues decreased to $331.4 million for the thirteen weeks ended February 27, 2016 from $332.1 million for the comparable period of fiscal 2015, or 0.2%. Excluding the negative effect of a weaker Canadian dollar of 1.0%, as well as the positive effect of acquisitions of 0.3%, organic growth was 0.5%. Organic growth consists primarily of new sales, price increases, and net changes in the wearer levels at our existing customers, offset by lost accounts. Organic growth during the thirteen weeks ended February 27, 2016 was negatively impacted by reductions at our customers that directly or indirectly support oil or other energy production in the United States and Canada during the previous year.

Specialty Garments’ revenues increased to $20.5 million in the second fiscal quarter of 2016 from $18.7 million in the comparable period of fiscal 2015, an increase of $1.8 million, or 9.6%. This segment’s results are often affected by the timing and length of its customers’ power reactor outages as well as its project-based activities. First Aid revenues increased to $11.3 million in the second quarter of 2016 from $10.7 million in the comparable period of fiscal 2015, an increase of $0.5 million, or 5.1%.

Cost of Revenues

For the thirteen weeks ended February 27, 2016, cost of revenues increased to 63.3% of revenues, or $229.7 million, from 61.9% of revenues, or $223.9 million, for the thirteen weeks ended February 28, 2015. This increase was primarily due to higher merchandise amortization as well as higher healthcare claims incurred during the quarter compared to the prior year period. In addition, bad debt expense, payroll and other production costs increased as a percent of revenues during the thirteen weeks ended February 27, 2016 primarily due to the lack of revenue growth. These higher costs were partially offset by lower fuel costs associated with our fleet of delivery vehicles and lower natural gas costs used to operate our plants compared to the prior year period.

Selling and Administrative Expense

For the thirteen weeks ended February 27, 2016, selling and administrative expenses decreased to 20.8% of revenues, or $75.4 million, from 21.4% of revenues, or $77.2 million, for the thirteen weeks ended February 28, 2015. This decrease was primarily due to additional reserves of $3.6 million we recorded related to our environmental contingencies during the thirteen weeks ended February 28, 2015. The effect of this item was partially offset by higher healthcare claims and payroll costs during the thirteen weeks ended February 27, 2016, compared to the prior year period.

Depreciation and Amortization

Our depreciation and amortization expense was $19.8 million, or 5.5% of revenues, for the thirteen weeks ended February 27, 2016 compared to $18.8 million, or 5.2% of revenues, for the thirteen weeks ended February 28, 2015. The increase in depreciation and amortization expense was due to capital expenditure and acquisition activity in earlier periods.

Income (Loss) from Operations

For the thirteen weeks ended February 27, 2016 and February 28, 2015, changes in our revenues and costs as mentioned above resulted in the following changes in our income (loss) from operations:

(In thousands, except percentages)	February 27, 2016	February 28, 2015	Dollar Change	Percent Change

Core Laundry Operations	$36,129	$40,924	$(4,795)	(11.7)%
Specialty Garments	1,146	(435)	1,581	364.1
First Aid	918	1,062	(144)	(13.6)
Consolidated total	$38,193	$41,551	$(3,358)	(8.1)%

Other (Income) Expense

Other (income) expense, which includes interest expense, interest income and exchange rate loss, was $0.8 million of income in the thirteen weeks ended February 27, 2016 compared to $0.2 million of expense during the thirteen weeks ended February 28, 2015. This change was primarily due to foreign currency gains of $0.1 million during the thirteen weeks ended February 27, 2016 compared to foreign currency losses of $0.9 million during the thirteen weeks ended February 28, 2015.

Provision for Income Taxes

Our effective income tax rate was 39.7% for the thirteen weeks ended February 27, 2016 compared to 38.5% for the thirteen weeks ended February 28, 2015. The increase in our effective tax rate was due to a change in the mix of our jurisdictional earnings.

Twenty-six weeks ended February 27, 2016 compared with twenty-six weeks ended February 28, 2015

Revenues

(In thousands, except percentages)	February 27, 2016	February 28, 2015	Dollar Change	Percent Change

Core Laundry Operations	$666,402	$667,915	$(1,513)	(0.2)%
Specialty Garments	47,221	41,137	6,084	14.8
First Aid	22,858	22,771	87	0.4
Consolidated total	$736,481	$731,823	$4,658	0.6%

For the twenty-six weeks ended February 27, 2016, our consolidated revenues increased by $4.7 million from the comparable period in fiscal 2015, or 0.6%. Core Laundry Operations’ revenues decreased to $666.4 million for the twenty-six weeks ended February 27, 2016 from $667.9 million for the comparable period of fiscal 2015, a decrease of 0.2%. Excluding the effect of acquisitions and a weaker Canadian dollar, Core Laundry Operations’ revenues grew 0.4% organically. Organic growth consists primarily of new sales, price increases, and net changes in the wearer levels at our existing customers, offset by lost accounts. Organic growth in the first half of fiscal 2016 was negatively impacted by reductions in wearer levels at our customers that directly or indirectly support oil or other energy production in the United States and Canada during the previous year.

Specialty Garments’ revenues increased to $47.2 million in the twenty-six weeks ended February 27, 2016 from $41.1 million in the comparable period of 2015, an increase of 14.8%. This increase was primarily the result of increased power reactor business in North America compared to a year ago. This segment’s results are affected by the timing and length of its customers’ power reactor outages as well as its project-based activities. First Aid’s revenues increased to $22.9 million for the twenty-six weeks ended February 27, 2016 from $22.8 million for the comparable period of fiscal 2015, an increase of 0.4%.

Cost of Revenues

For the twenty-six weeks ended February 27, 2016, cost of revenues increased to 61.4% of revenues, or $452.3 million, from 60.6% of revenues, or $443.2 million, for the twenty-six weeks ended February 28, 2015. This increase was primarily due to higher merchandise amortization and healthcare claims incurred during the first half of the fiscal year compared to the comparable period in the prior year. In addition, payroll and other production costs increased as a percent of revenues compared to the twenty-six weeks ended February 28, 2015 primarily due to the lack of revenue growth. These higher costs were partially offset by lower fuel costs associated with our fleet of delivery vehicles and lower natural gas costs used to operate our plants compared to the prior year period.

Selling and Administrative Expense

Our selling and administrative expenses decreased to 20.1% of revenues, or $148.2 million, for the twenty-six weeks ended February 27, 2016 from 20.4% of revenues, or $149.6 million, for the twenty-six weeks ended February 28, 2015. This decrease was primarily due to additional reserves of $3.6 million we recorded related to our environmental contingencies during the thirteen weeks ended February 28, 2015. The effect of this item was partially offset by higher healthcare claims and payroll costs during the first half of 2016 compared to the comparable period in the prior year.

Depreciation and Amortization

Our depreciation and amortization expense was $39.5 million, or 5.4% of revenues, for the twenty-six weeks ended February 27, 2016 compared to $36.8 million, or 5.0% of revenues, for the twenty-six weeks ended February 28, 2015. Depreciation and amortization expense increased due to capital expenditure and acquisition activity in earlier periods.

Income from Operations

For the twenty-six weeks ended February 27, 2016 and February 28, 2015, the revenue growth in our operations, as well as the change in our costs as mentioned above, resulted in the following changes in our income from operations:

(In thousands, except percentages)	February 27, 2016	February 28, 2015	Dollar Change	Percent Change

Core Laundry Operations	$89,101	$97,797	$(8,696)	(8.9)%
Specialty Garments	5,432	1,833	3,599	196.3
First Aid	1,954	2,510	(556)	(22.1)
Consolidated total	$96,487	$102,140	$(5,653)	(5.5)%

Other (Income) Expense

Other (income) expense, which includes interest expense, interest income and foreign currency exchange loss, was $0.9 million of income for the twenty-six weeks ended February 27, 2016 as compared to $0.1 million of income for the twenty-six weeks ended February 28, 2015. This change was primarily due to foreign currency losses of $0.3 million during the twenty-six weeks ended February 27, 2016 compared to foreign currency losses of $1.3 million during the twenty-six weeks ended February 28, 2015.

Provision for Income Taxes

Our effective income tax rate was 39.0% for the twenty-six weeks ended February 27, 2016 compared to 38.5% for the twenty-six weeks ended February 28, 2015. The increase in our effective tax rate was due to a change in the mix of our jurisdictional earnings.

Liquidity and Capital Resources

General

Cash and cash equivalents totaled $335.0 million as of February 27, 2016, an increase of $58.4 million from August 29, 2015 when the amount totaled $276.6 million. Our working capital was $557.4 million as of February 27, 2016 compared to $477.7 million as of August 29, 2015. In addition, we generated $105.5 million and $226.9 million in cash from operating activities in the twenty-six weeks ended February 27, 2016 and the full fiscal year ended August 29, 2015, respectively. We believe that our current cash and cash equivalent balances, our cash generated from future operations and amounts available under our Credit Agreement (defined below) will be sufficient to meet our current anticipated working capital and capital expenditure requirements for at least the next 12 months.

We have accumulated $56.2 million in cash outside the United States that is expected to be invested indefinitely in our foreign subsidiaries. If these funds were distributed to the U.S. in the form of dividends, we would likely be subject to additional U.S. income taxes. However, we do not believe that any resulting taxes payable would have a material impact on our liquidity.

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

Cash Provided by Operating Activities

Cash provided by operating activities for the twenty-six weeks ended February 27, 2016 was $105.5 million, a decrease of $1.6 million from the comparable period in the prior year when cash provided by operating activities was $107.0 million. This net decrease was primarily driven by decreases in net income, adjusted for non-cash items.

Cash Used in Investing Activities

Cash used in investing activities for the twenty-six weeks ended February 27, 2016 was $44.0 million, a decrease of $16.8 million from the twenty-six weeks ended February 28, 2015 when cash used in investing activities was $60.8 million. The net decrease in cash used in investing activities was primarily driven by a decrease in cash outflows of $15.0 million for the acquisition of businesses.

Cash (Used in) Provided by Financing Activities

Cash used in financing activities for the twenty-six weeks ended February 27, 2016 was $1.5 million compared to cash provided by financing activities of $1.6 million from the twenty-six weeks ended February 28, 2015. This change was primarily due to a decrease in proceeds received from the exercise of share based awards.

Long-Term Debt and Borrowing Capacity

On May 5, 2011, we entered into a $250.0 million unsecured revolving credit agreement (the “Credit Agreement”) with a syndicate of banks, which matures on May 4, 2016. Under the Credit Agreement, we are able to borrow funds at variable interest rates based on, at our election, the Eurodollar rate or a base rate, plus in each case a spread based on our consolidated funded debt ratio. Availability of credit requires compliance with certain financial and other covenants, including a maximum consolidated funded debt ratio and minimum consolidated interest coverage ratio as defined in the Credit Agreement. We test our compliance with these financial covenants on a fiscal quarterly basis. At February 27, 2016, the interest rates applicable to our borrowings under the Credit Agreement would be calculated as LIBOR plus 75 basis points at the time of the respective borrowing. As of February 27, 2016, we had no outstanding borrowings, letters of credit amounting to $53.0 million and $197.0 million available for borrowing under the Credit Agreement. We are currently in the process of finalizing an amendment and extension to this Credit Agreement which we expect to execute in our third fiscal quarter of 2016.

As of February 27, 2016, we were in compliance with all covenants under the Credit Agreement.

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

As of February 27, 2016, we had forward contracts with a notional value of approximately 21.2 million CAD outstanding and recorded the fair value of the contracts of $0.5 million in other long-term assets and $0.3 million in prepaid expenses and other current assets with a corresponding gain in accumulated other comprehensive (loss) income of $0.5 million, which was recorded net of tax. During the twenty-six weeks ended February 27, 2016, we reclassified $0.2 million from accumulated other comprehensive (loss) income to revenue, related to the derivative financial instruments. The gain in accumulated other comprehensive (loss) income as of February 27, 2016 is expected to be reclassified to revenues prior to its maturity on February 22, 2019.

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

We have accrued certain costs related to the sites described above as it has been determined that the costs are probable and can be reasonably estimated. We have potential exposure related to a parcel of land (the “Central Area”) related to the Woburn, Massachusetts site mentioned above. Currently, the consent decree for the Woburn site does not define or require any remediation work in the Central Area. The United States Environmental Protection Agency (the “EPA”) has provided us and other signatories to the consent decree with comments on the design and implementation of groundwater and soil remedies at the Woburn site and investigation of environmental conditions in the Central Area. We, and other signatories, have implemented and proposed to do additional work at the Woburn site but many of the EPA’s comments remain to be resolved. We have accrued costs to perform certain work responsive to EPA’s comments. We are also in discussions with EPA concerning its invoices for oversight costs with respect to the Woburn site and the Central Area. We have implemented mitigation measures and continue to monitor environmental conditions at the Somerville, Massachusetts site. In addition, we have reserved for costs we expect to incur associated with the construction of a planned municipal transit station in the area of our Somerville site.

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

There is usually a range of reasonable estimates of the costs associated with each site. In accordance with US GAAP, our accruals represent the amount within the range that we believe is the best estimate or the low end of a range of estimates if no point within the range is a better estimate. When we believe that both the amount of a particular liability and the timing of the payments are reliably determinable, we adjust the cost in current dollars using a rate of 3% for inflation until the time of expected payment and discount the cost to present value using current risk-free interest rates. As of February 27, 2016, the risk-free interest rates we utilized ranged from 1.8% to 2.6%.

For environmental liabilities that have been discounted, we include interest accretion, based on the effective interest method, in selling and administrative expenses on the Consolidated Statements of Income. The changes to the amounts of our environmental liabilities for the twenty-six weeks ended February 27, 2016 were as follows (in thousands):

February 27, 2016
Beginning balance as of August 29, 2015	$23,307
Costs incurred for which reserves have been provided	(505)
Insurance proceeds	31
Interest accretion	334
Change in discount rates	630

Balance as of February 27, 2016	$23,797

Anticipated payments and insurance proceeds relating to currently identified environmental remediation liabilities as of February 27, 2016, for the next five fiscal years and thereafter, as measured in current dollars, are reflected below.

(In thousands)	2016	2017	2018	2019	2020	Thereafter	Total
Estimated costs – current dollars	$6,908	$1,829	$1,476	$1,309	$1,361	$12,494	$25,377

Estimated insurance proceeds	(128)	(173)	(159)	(173)	(159)	(1,293)	(2,085)

Net anticipated costs	$6,780	$1,656	$1,317	$1,136	$1,202	$11,201	$23,292

Effect of inflation							7,589
Effect of discounting							(7,084)

Balance as of February 27, 2016							$23,797

Estimated insurance proceeds are primarily received from an annuity received as part of our legal settlement with an insurance company. Annual proceeds of approximately $0.3 million are deposited into an escrow account which funds remediation and monitoring costs for three sites related to our former operations in Williamstown, Vermont. Annual proceeds received but not expended in the current year accumulate in this account and may be used in future years for costs related to this site through the year 2027. As of February 27, 2016, the balance in this escrow account, which is held in a trust and is not recorded in our Consolidated Balance Sheet, was approximately $3.2 million. Also included in estimated insurance proceeds are amounts we are entitled to receive pursuant to legal settlements as reimbursements from three insurance companies for estimated costs at the site in Uvalde, Texas.

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

Off-Balance Sheet Arrangements

As of February 27, 2016, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Securities and Exchange Commission Regulation S-K.

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

Contractual Obligations and Other Commercial Commitments

As of February 27, 2016, there were no material changes in our contractual obligations that were disclosed in our Annual Report on Form 10-K for the year ended August 29, 2015.

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

In November 2015, the FASB issued updated guidance on the presentation of deferred income taxes. This update requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. This guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016 and is to be applied prospectively, and may also be applied retrospectively to all periods presented, with early adoption permitted. We adopted this standard prospectively on February 27, 2016 and prior periods were not retroactively adjusted.

In January 2016, the FASB issued updated guidance for the recognition, measurement, presentation, and disclosure of certain financial assets and liabilities. This guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted. Accordingly, the standard will be effective for us on August 26, 2018. We expect that adoption of this guidance will not have a material impact on our financial statements.

In February 2016, the FASB issued updated guidance that improves transparency and comparability among companies by recognizing lease assets and lease liabilities on the balance sheet and by disclosing key information about leasing arrangements. This guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018, with early adoption permitted. Accordingly, the standard will be effective for us on September 1, 2019. We are currently evaluating the impact that this guidance will have on our financial statements and related disclosures.

In March 2016, the FASB issued updated guidance that simplifies several aspects of accounting for share-based payment transactions. This guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016 and, depending on the amendment, must be applied using a prospective transition method, retrospective transition method, modified retrospective transition method, prospectively and/or retroactively, with early adoption permitted. Accordingly, the standard will be effective for us on August 27, 2017. We are currently evaluating the impact that this guidance will have on our financial statements and related disclosures.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

We have determined that all of our foreign subsidiaries operate primarily in local currencies that represent the functional currencies of such subsidiaries. All assets and liabilities of our foreign subsidiaries are translated into U.S. dollars using the exchange rate prevailing at the balance sheet date. The effects of exchange rate fluctuations on the translation of assets and liabilities are recorded as a component of shareholders’ equity. Revenues and expenses are translated at the average exchange rates in effect during each month of the fiscal year. As such, our financial condition and operating results are affected by fluctuations in the value of the U.S. dollar as compared to currencies in foreign countries. Revenues denominated in currencies other than the U.S. dollar represented approximately 8.0% of total consolidated revenues for both the thirteen and twenty-six weeks ended February 27, 2016, and total assets denominated in currencies other than the U.S. dollar represented approximately 8.2% and 8.9% of total consolidated assets at February 27, 2016 and August 29, 2015, respectively. If exchange rates had increased or decreased by 10% from the actual rates in effect during the thirteen and twenty-six weeks ended and as of February 27, 2016, our revenues would have increased or decreased by approximately $2.9 million and $5.9 million, respectively, and assets as of February 27, 2016 would have increased or decreased by approximately $13.1 million.

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

As of February 27, 2016, we had forward contracts with a notional value of approximately 21.2 million CAD outstanding and recorded the fair value of the contracts of $0.5 million in other long-term assets and $0.3 million in prepaid expenses and other current assets with a corresponding gain in accumulated other comprehensive (loss) income of $0.5 million, which was recorded net of tax. During the thirteen weeks ended February 27, 2016, we reclassified $0.2 million from accumulated other comprehensive (loss) income to revenue, related to the derivative financial instruments. The gain in accumulated other comprehensive (loss) income as of February 27, 2016 is expected to be reclassified to revenues prior to its maturity on February 22, 2019.

Other than the forward contracts, mentioned above, we do not operate a hedging program to mitigate the effect of a significant change in the value of our foreign subsidiaries functional currencies, which include the Canadian dollar, euro, British pound, Mexican peso and Nicaraguan Cordoba, as compared to the U.S. dollar. Any losses or gains resulting from unhedged foreign currency transactions, including exchange rate fluctuations on intercompany accounts are reported as transaction losses (gains) in our other (income) expense. The intercompany payables and receivables are denominated in Canadian dollars, euros, British pounds, Mexican pesos and Nicaraguan Cordoba. During the thirteen weeks ended February 27, 2016, transaction gains included in other (income) expense were approximately $0.1 million. During the twenty-six weeks ended February 27, 2016, transaction losses included in other (income) expense were approximately $0.3 million. If the exchange rates had increased or decreased by 10% during the thirteen and twenty-six weeks ended February 27, 2016, we would have recognized exchange gains or losses of approximately $1.0 million and $0.8 million, respectively.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter of fiscal year 2016 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

To our knowledge, there have been no material changes in the risk factors described in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended August 29, 2015. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors mentioned in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended August 29, 2015, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

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

*

101 The following materials from UniFirst Corporation’s Quarterly Report on Form 10-Q for the quarter ended February 27, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UniFirst Corporation

April 7, 2016	By:	/s/ Ronald D. Croatti Ronald D. Croatti President and Chief Executive Officer

April 7, 2016	By:	/s/ Steven S. Sintros Steven S. Sintros Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

*	31.1 Rule 13a-14(a)/15d-14(a) Certification of Ronald D. Croatti

*	31.2 Rule 13a-14(a)/15d-14(a) Certification of Steven S. Sintros

**	32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**	32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*

101 The following materials from UniFirst Corporation’s Quarterly Report on Form 10-Q for the quarter ended February 27, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

*	Filed herewith

**	Furnished herewith