Form 10-Q
period 2016-05-28
UNIFIRST CORP
filed 2016-07-07
CIK 717954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 28, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number: 001-08504

UNIFIRST CORPORATION

(Exact name of Registrant as Specified in Its Charter)

Massachusetts	04-2103460
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

68 Jonspin Road, Wilmington, MA	01887
(Address of Principal Executive Offices)	(Zip Code)

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

Yes☑     No

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

Large accelerated filer ☑       Accelerated filer            Smaller Reporting Company          Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes           No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

The number of outstanding shares of UniFirst Corporation Common Stock and Class B Common Stock at July 1, 2016 were 15,406,532 and 4,849,519, respectively.

UniFirst Corporation

Quarterly Report on Form 10-Q

For the Quarter ended May 28, 2016

PART I – FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS

UniFirst Corporation and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
	May 28,	May 30,	May 28,	May 30,
(In thousands, except per share data)	2016	2015	2016	2015

Revenues	$367,799	$365,574	$1,104,280	$1,097,397

Operating expenses:
Cost of revenues (1)	224,932	221,995	677,207	665,222
Selling and administrative expenses (1)	74,541	72,205	222,713	221,832
Depreciation and amortization	20,409	19,022	59,956	55,851
Total operating expenses	319,882	313,222	959,876	942,905

Income from operations	47,917	52,352	144,404	154,492

Other (income) expense:
Interest expense	211	221	650	648
Interest income	(902)	(784)	(2,558)	(2,532)
Foreign exchange (gain) loss	(91)	72	256	1,323
Total other (income) expense	(782)	(491)	(1,652)	(561)

Income before income taxes	48,699	52,843	146,056	155,053
Provision for income taxes	18,555	20,344	56,524	59,695

Net income	$30,144	$32,499	$89,532	$95,358

Income per share – Basic:
Common Stock	$1.57	$1.70	$4.67	$4.99
Class B Common Stock	$1.26	$1.36	$3.74	$3.99

Income per share – Diluted:
Common Stock	$1.49	$1.61	$4.43	$4.72

Income allocated to – Basic:
Common Stock	$23,939	$25,817	$71,172	$75,650
Class B Common Stock	$6,061	$6,483	$17,956	$18,954

Income allocated to – Diluted:
Common Stock	$30,007	$32,310	$89,149	$94,644

Weighted average number of shares outstanding – Basic:
Common Stock	15,253	15,207	15,238	15,173
Class B Common Stock	4,827	4,773	4,805	4,752

Weighted average number of shares outstanding – Diluted:
Common Stock	20,183	20,118	20,141	20,057

Dividends per share:
Common Stock	$0.0375	$0.0375	$0.1125	$0.1125
Class B Common Stock	$0.0300	$0.0300	$0.0900	$0.0900

(1) Exclusive of depreciation on the Company’s property, plant and equipment and amortization of its intangible assets.

The accompanying notes are an integral part of these Consolidated Financial Statements.

UniFirst Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
	May 28,	May 30,	May 28,	May 30,
(In thousands)	2016	2015	2016	2015

Net Income	$30,144	$32,499	$89,532	$95,358

Other comprehensive (loss) income:
Foreign currency translation adjustments	3,806	62	223	(16,830)
Pension benefit liabilities, net of income taxes	—	—	(218)	(1,266)
Change in fair value of derivatives, net of income taxes	(344)	219	(392)	(425)
Derivative financial instruments (gain) loss reclassified	(36)	70	(201)	70

Other comprehensive (loss) income	3,426	351	(588)	(18,451)

Comprehensive income	$33,570	$32,850	$88,944	$76,907

The accompanying notes are an integral part of these Consolidated Financial Statements.

UniFirst Corporation and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and par value data)	May 28, 2016	August 29, 2015

Assets
Current assets:
Cash and cash equivalents	$347,583	$276,553
Receivables, less reserves of $10,252 and $6,007	158,273	151,851
Inventories	76,347	80,449
Rental merchandise in service	140,279	140,384
Prepaid and deferred income taxes	424	204
Prepaid expenses and other current assets	12,993	12,382
Total current assets	735,899	661,823

Property, plant and equipment, net of accumulated depreciation of $649,289 and $618,269	532,881	513,853
Goodwill	320,247	313,133
Customer contracts, net	35,889	38,024
Other intangible assets, net	2,687	2,025
Deferred income taxes	—	1,475
Other assets	3,388	2,904

Total assets	$1,630,991	$1,533,237

Liabilities and shareholders’ equity
Current liabilities:
Loans payable	$—	$1,385
Accounts payable	49,216	50,826
Accrued liabilities	120,425	113,022
Accrued and deferred income taxes	—	18,878
Total current liabilities	169,641	184,111

Accrued liabilities	58,151	54,566
Accrued and deferred income taxes	73,623	52,352

Total liabilities	301,415	291,029

Commitments and contingencies (Note 10)
Shareholders’ equity:
Preferred Stock, $1.00 par value; 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $0.10 par value; 30,000,000 shares authorized; 15,400,818 and 15,246,588 shares issued and outstanding as of May 28, 2016 and August 29, 2015, respectively	1,540	1,525
Class B Common Stock, $0.10 par value; 20,000,000 shares authorized; 4,849,519 and 4,854,519 shares issued and outstanding as of May 28, 2016 and August 29, 2015, respectively	485	485
Capital surplus	68,179	67,611
Retained earnings	1,284,373	1,197,000
Accumulated other comprehensive (loss) income	(25,001)	(24,413)

Total shareholders’ equity	1,329,576	1,242,208

Total liabilities and shareholders’ equity	$1,630,991	$1,533,237

The accompanying notes are an integral part of these Consolidated Financial Statements.

UniFirst Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

Thirty-nine weeks ended (In thousands)	May 28, 2016	May 30, 2015
Cash flows from operating activities:
Net income	$89,532	$95,358
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	53,556	49,270
Amortization of intangible assets	6,400	6,581
Amortization of deferred financing costs	156	156
Share-based compensation	3,625	4,413
Accretion on environmental contingencies	502	452
Accretion on asset retirement obligations	599	503
Deferred income taxes	6,034	6,668
Changes in assets and liabilities, net of acquisitions:
Receivables, less reserves	(5,698)	(9,463)
Inventories	4,063	(5,714)
Rental merchandise in service	1,571	1,417
Prepaid expenses and other current assets	(1,356)	(7,812)
Accounts payable	(1,627)	(2,106)
Accrued liabilities	6,358	10,283
Prepaid and accrued income taxes	(2,635)	8,408
Net cash provided by operating activities	161,080	158,414

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(10,861)	(19,815)
Capital expenditures	(72,065)	(82,272)
Other	(64)	(1,160)
Net cash used in investing activities	(82,990)	(103,247)

Cash flows from financing activities:
Proceeds from loans payable and long-term debt	—	5,401
Payments on loans payable and long-term debt	(1,326)	(9,580)
Payment of deferred financing costs	(813)	—
Proceeds from exercise of share-based awards, including excess tax benefits	1,394	8,055
Taxes withheld and paid related to net share settlement of equity awards	(4,425)	(5,002)
Payment of cash dividends	(2,155)	(2,151)
Net cash used in financing activities	(7,325)	(3,277)

Effect of exchange rate changes	265	(7,987)

Net increase in cash and cash equivalents	71,030	43,903
Cash and cash equivalents at beginning of period	276,553	191,769

Cash and cash equivalents at end of period	$347,583	$235,672

The accompanying notes are an integral part of these Consolidated Financial Statements.

UniFirst Corporation and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

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

3. Business Acquisitions

During the thirty-nine weeks ended May 28, 2016, the Company completed two business acquisitions with an aggregate purchase price of approximately $14.1 million. The results of operations of these acquisitions have been included in the Company’s consolidated financial results since their acquisition dates. These acquisitions were not significant in relation to the Company’s consolidated financial results and, therefore, pro forma financial information has not been presented.

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

All financial assets or liabilities that are measured at fair value on a recurring basis (at least annually) have been segregated into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date.  The assets or liabilities measured at fair value on a recurring basis are summarized in the tables below (in thousands):

	As of May 28, 2016
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents	$52,615	$—	$—	$52,615
Pension plan assets	—	4,661	—	4,661
Foreign currency forward contracts	—	220	—	220
Total assets at fair value	$52,615	$4,881	$—	$57,496

	As of August 29, 2015
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents	$42,093	$—	$—	$42,093
Pension plan assets	—	4,757	—	4,757
Foreign currency forward contracts	—	524	—	524
Total assets at fair value	$42,093	$5,281	$—	$47,374

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

As of May 28, 2016, the Company had forward contracts with a notional value of approximately 18.3 million CAD outstanding and recorded the fair value of the contracts of $0.1 million in other long-term assets and $0.1 million in prepaid expenses and other current assets with a corresponding gain in accumulated other comprehensive (loss) income of $0.1 million, which was recorded net of tax. During the thirteen weeks ended May 28, 2016, the Company reclassified a nominal amount from accumulated other comprehensive (loss) income to revenue, related to the derivative financial instruments. During the thirty-nine weeks ended May 28, 2016, the Company reclassified $0.2 million from accumulated other comprehensive (loss) income to revenue, related to the derivative financial instruments. The gain in accumulated other comprehensive (loss) income as of May 28, 2016 is expected to be reclassified to revenues prior to its maturity on February 22, 2019.

6. Employee Benefit Plans

Defined Contribution Retirement Savings Plan

The Company has a defined contribution retirement savings plan with a 401(k) feature for all eligible U.S. and Canadian employees not under collective bargaining agreements. The Company matches a portion of the employee’s contribution and may make an additional contribution at its discretion. Contributions charged to expense under the plan for the thirteen weeks ended May 28, 2016 and May 30, 2015 were $3.6 million and $3.8 million respectively. Contributions charged to expense under the plan for the thirty-nine weeks ended May 28, 2016 and May 30, 2015 were $10.8 million and $11.8 million, respectively.

Pension Plans and Supplemental Executive Retirement Plans

The Company maintains an unfunded Supplemental Executive Retirement Plan for certain eligible employees of the Company, a non-contributory defined benefit pension plan covering union employees at one of its locations, and a frozen pension plan the Company assumed in connection with its acquisition of Textilease Corporation in fiscal 2004. The amounts charged to expense related to these plans for both the thirteen weeks ended May 28, 2016 and May 30, 2015 were $0.9 million. The amounts charged to expense related to these plans for both the thirty-nine weeks ended May 28, 2016 and May 30, 2015 were $2.6 million.

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

	Thirteen weeks ended		Thirty-nine weeks ended
	May 28,	May 30,	May 28,	May 30,
	2016	2015	2016	2015

Net income	$30,144	$32,499	$89,532	$95,358

Allocation of net income for Basic:
Common Stock	$23,939	$25,817	$71,172	$75,650
Class B Common Stock	6,061	6,483	17,956	18,954
Unvested participating shares	144	199	404	754
	$30,144	$32,499	$89,532	$95,358

Weighted average number of shares for Basic:
Common Stock	15,253	15,207	15,238	15,173
Class B Common Stock	4,827	4,773	4,805	4,752
Unvested participating shares	97	134	96	173
	20,177	20,114	20,139	20,098

Earnings per share for Basic:
Common Stock	$1.57	$1.70	$4.67	$4.99
Class B Common Stock	$1.26	$1.36	$3.74	$3.99

The Company is required to calculate diluted EPS for Common Stock using the more dilutive of the following two methods:

•	The treasury stock method; or

•	The two-class method assuming a participating security is not exercised or converted.

For the thirteen and thirty-nine weeks ended May 28, 2016, the Company’s diluted EPS assumes the conversion of all vested Class B Common Stock into Common Stock and uses the two-class method for its unvested participating shares as it was the more dilutive of the two methods. The following table sets forth the computation of diluted earnings per share of Common Stock for the thirteen and thirty-nine weeks ended May 28, 2016 (in thousands, except per share data):

	Thirteen weeks			Thirty-nine weeks
	ended May 28, 2016			ended May 28, 2016
	Earnings			Earnings
	to Common	Common		to Common	Common
	Shareholders	Shares	EPS	Shareholders	Shares	EPS

As reported - Basic	$23,939	15,253	$1.57	$71,172	15,238	$4.67

Add: effect of dilutive potential common shares
Share-based awards	—	103		—	98
Class B Common Stock	6,061	4,827		17,956	4,805

Add: Undistributed earnings allocated to unvested participating shares	141	—		395	—

Less: Undistributed earnings reallocated to unvested participating shares	(134)	—		(374)	—

Diluted EPS – Common Stock	$30,007	20,183	$1.49	$89,149	20,141	$4.43

Share-based awards that would result in the issuance of 14,959 shares of Common Stock were excluded from the calculation of diluted earnings per share for the thirteen weeks ended May 28, 2016 because they were anti-dilutive. Share-based awards that would result in the issuance of 6,716 shares of Common Stock were excluded from the calculation of diluted earnings per share for the thirty-nine weeks ended May 28, 2016 because they were anti-dilutive.

For the thirteen and thirty-nine weeks ended May 30, 2015, the Company’s diluted EPS assumes the conversion of all vested Class B Common Stock into Common Stock and uses the two-class method for its unvested participating shares as it was the more dilutive of the two methods. The following table sets forth the computation of diluted earnings per share of Common Stock for the thirteen and thirty-nine weeks ended May 30, 2015 (in thousands, except per share data):

	Thirteen weeks			Thirty-nine weeks
	ended May 30, 2015			ended May 30, 2015
	Earnings			Earnings
	to Common	Common		to Common	Common
	Shareholders	Shares	EPS	Shareholders	Shares	EPS

As reported - Basic	$25,817	15,207	$1.70	$75,650	15,173	$4.99

Add: effect of dilutive potential common shares
Share-based awards	—	138		—	132
Class B Common Stock	6,483	4,773		18,954	4,752

Add: Undistributed earnings allocated to unvested participating shares	194	—		737	—

Less: Undistributed earnings reallocated to unvested participating shares	(184)	—		(697)	—

Diluted EPS – Common Stock	$32,310	20,118	$1.61	$94,644	20,057	$4.72

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

The components of inventory as of May 28, 2016 and August 29, 2015 were as follows (in thousands):

	May 28, 2016	August 29, 2015
Raw materials	$15,772	$17,658
Work in process	3,103	2,415
Finished goods	57,472	60,376
Total inventories	$76,347	$80,449

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

The changes to the Company’s asset retirement liability for the thirty-nine weeks ended were as follows (in thousands):

May 28, 2016
Beginning balance as of August 29, 2015	$12,381
Accretion expense	599
Effect of exchange rate changes	(44)
Asset retirement liabilities settled	(392)
Ending balance as of May 28, 2016	$12,544

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

The Company has accrued certain costs related to the sites described above as it has been determined that the costs are probable and can be reasonably estimated. The Company has potential exposure related to a parcel of land (the "Central Area") related to the Woburn, Massachusetts site mentioned above. Currently, the consent decree for the Woburn site does not define or require any remediation work in the Central Area. The United States Environmental Protection Agency (the "EPA") has provided the Company and other signatories to the consent decree with comments on the design and implementation of groundwater and soil remedies at the Woburn site and investigation of environmental conditions in the Central Area. The Company, and other signatories, have implemented and proposed to do additional work at the Woburn site but many of the EPA’s comments remain to be resolved. The Company has accrued costs to perform certain work responsive to EPA's comments. The Company has negotiated a settlement in principle, subject to final government approval, with EPA concerning past invoices for oversight costs with respect to the Woburn site and the Central Area. The Company has implemented mitigation measures and continues to monitor environmental conditions at the Somerville, Massachusetts site. In addition, the Company has received demands from the local transit authority for reimbursement of certain costs associated with its construction of a new municipal transit station in the area of the Company’s Somerville site. This station is part of a planned extension of the transit system. Due to cost projections of the extension which now substantially exceed original estimates, the local transit authority has placed the extension on hold pending its redesign and receipt of related state and federal approvals and funding increases. The Company has reserved for costs it expects to incur in connection with this matter; however, in light of the uncertainties associated with this matter, these costs and the related reserve may change. The Company has also received notice that the Massachusetts Department of Environmental Protection is conducting an audit of the Company’s investigation and remediation work with respect to the Somerville site.

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

There is usually a range of reasonable estimates of the costs associated with each site. In accordance with US GAAP, the Company’s accruals reflect the amount within the range that it believes is the best estimate or the low end of a range of estimates if no point within the range is a better estimate. Where it believes that both the amount of a particular liability and the timing of the payments are reliably determinable, the Company adjusts the cost in current dollars using a rate of 3% for inflation until the time of expected payment and discounts the cost to present value using current risk-free interest rates. As of May 28, 2016, the risk-free interest rates utilized by the Company ranged from 1.9% to 2.7%.

For environmental liabilities that have been discounted, the Company includes interest accretion, based on the effective interest method, in selling and administrative expenses on the Consolidated Statements of Income. The changes to the Company’s environmental liabilities for the thirty-nine weeks ended May 28, 2016 are as follows (in thousands):

May 28, 2016
Beginning balance as of August 29, 2015	$23,307
Costs incurred for which reserves had been provided	(820)
Insurance proceeds	68
Interest accretion	502
Change in discount rates	579

Balance as of May 28, 2016	$23,636

Anticipated payments and insurance proceeds of currently identified environmental remediation liabilities as of May 28, 2016, for the next five fiscal years and thereafter, as measured in current dollars, are reflected below.

(In thousands)	2016	2017	2018	2019	2020	Thereafter	Total
Estimated costs – current dollars	$6,593	$1,829	$1,476	$1,309	$1,361	$12,493	$25,061

Estimated insurance proceeds	(91)	(173)	(159)	(173)	(159)	(1,293)	(2,048)

Net anticipated costs	$6,502	$1,656	$1,317	$1,136	$1,202	$11,200	$23,013

Effect of inflation							7,757
Effect of discounting							(7,134)

Balance as of May 28, 2016							$23,636

Estimated insurance proceeds are primarily received from an annuity that was part of a legal settlement with an insurance company. Annual proceeds of approximately $0.3 million are deposited into an escrow account which funds remediation and monitoring costs for three sites related to former operations in Williamstown, Vermont. Annual proceeds received but not expended in the current year accumulate in this account and may be used in future years for costs related to this site through the year 2027. As of May 28, 2016, the balance in this escrow account, which is held in a trust and is not recorded in the Company’s accompanying Consolidated Balance Sheet, was approximately $3.5 million. Also included in estimated insurance proceeds are amounts the Company is entitled to receive pursuant to legal settlements as reimbursements from three insurance companies for estimated costs at the site in Uvalde, Texas.

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

11. Income Taxes

The Company’s effective income tax rate was 38.1% and 38.7% for the thirteen and thirty-nine weeks ended May 28, 2016 respectively, as compared to 38.5% for both the thirteen and thirty-nine weeks ended May 30, 2015. The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense which is consistent with the recognition of these items in prior reporting periods. During the thirty-nine weeks ended May 28, 2016, there were no material changes in the amount of unrecognized tax benefits or the amount accrued for interest and penalties.

U.S. and Canadian federal income tax statutes have lapsed for filings up to and including fiscal years 2012 and 2008, respectively, and the Company has concluded an audit of U.S. federal income taxes for 2010 and 2011. With a few exceptions, the Company is no longer subject to state and local income tax examinations for periods prior to fiscal 2011. The Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change significantly in the next 12 months.

12. Long-Term Debt

On April 11, 2016, the Company entered into an amended and restated $250.0 million unsecured revolving credit agreement (the “Credit Agreement”) with a syndicate of banks, which matures on April 11, 2021. The Credit Agreement amended and restated the Company’s prior $250.0 million revolving credit agreement, which was scheduled to mature on May 4, 2016. Under the Credit Agreement, the Company is able to borrow funds at variable interest rates based on, at the Company’s election, the Eurodollar rate or a base rate, plus in each case a spread based on the Company’s consolidated funded debt ratio. Availability of credit requires compliance with certain financial and other covenants, including a maximum consolidated funded debt ratio and minimum consolidated interest coverage ratio as defined in the Credit Agreement. The Company tests its compliance with these financial covenants on a fiscal quarterly basis. At May 28, 2016, the interest rates applicable to the Company’s borrowings under the Credit Agreement would be calculated as LIBOR plus 75 basis points at the time of the respective borrowing. As of May 28, 2016, the Company had no outstanding borrowings and had outstanding letters of credit amounting to $52.6 million, leaving $197.4 million available for borrowing under the Credit Agreement.

As of May 28, 2016, the Company was in compliance with all covenants under the Credit Agreement.

13. Accumulated Other Comprehensive (Loss) Income

The changes in each component of accumulated other comprehensive (loss) income, net of tax, for the thirteen and thirty-nine weeks ended May 28, 2016 and May 30, 2015 were as follows (in thousands):

	Thirteen Weeks Ended May 28, 2016
	Foreign Currency Translation	Pension- related	Derivative Financial Instruments	Total Accumulated Other Comprehensive (Loss) Income
Balance as of February 27, 2016	$(24,006)	$(4,937)	$516	$(28,427)

Other comprehensive (loss) income before reclassification	3,806	—	(344)	3,462
Amounts reclassified from accumulated other comprehensive loss	—	—	(36)	(36)
Net current period other comprehensive (loss) income	3,806	—	(380)	3,426

Balance as of May 28, 2016	$(20,200)	$(4,937)	$136	$(25,001)

	Thirty-nine Weeks Ended May 28, 2016
	Foreign Currency Translation	Pension- related	Derivative Financial Instruments	Total Accumulated Other Comprehensive (Loss) Income
Balance as of August 29, 2015	$(20,423)	$(4,719)	$729	$(24,413)

Other comprehensive (loss) income before reclassification	223	(261)	(392)	(430)
Amounts reclassified from accumulated other comprehensive loss	—	43	(201)	(158)
Net current period other comprehensive (loss) income	223	(218)	(593)	(588)

Balance as of May 28, 2016	$(20,200)	$(4,937)	$136	$(25,001)

	Thirteen Weeks Ended May 30, 2015
	Foreign Currency Translation	Pension- related	Derivative Financial Instruments	Total Accumulated Other Comprehensive (Loss) Income
Balance as of February 28, 2015	$(14,181)	$(6,510)	$(644)	$(21,335)

Other comprehensive (loss) income before reclassification	62	—	219	281
Amounts reclassified from accumulated other comprehensive loss	—	—	70	70
Net current period other comprehensive (loss) income	62	—	289	351

Balance as of May 30, 2015	$(14,119)	$(6,510)	$(355)	$(20,984)

	Thirty-nine Weeks Ended May 30, 2015
	Foreign Currency Translation	Pension- related	Derivative Financial Instruments	Total Accumulated Other Comprehensive (Loss) Income
Balance as of August 30, 2014	$2,711	$(5,244)	$—	$(2,533)

Other comprehensive (loss) income before reclassification	(16,830)	(1,417)	(425)	(18,672)
Amounts reclassified from accumulated other comprehensive loss	—	151	70	221
Net current period other comprehensive (loss) income	(16,830)	(1,266)	(355)	(18,451)

Balance as of May 30, 2015	$(14,119)	$(6,510)	$(355)	$(20,984)

Amounts reclassified from accumulated other comprehensive (loss) income, net of tax, for the thirteen and thirty-nine weeks ended May 28, 2016 and May 30, 2015 were as follows (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	May 28,	May 30,	May 28,	May 30,
	2016	2015	2016	2015
Pension benefit liabilities, net:
Actuarial losses	$—	$—	$43 (a)	$151	(a)
Total, net of tax	—	—	43	151
Derivative financial instruments, net:
Forward contracts (b)	(36)	70	(201)	70
Total, net of tax	(36)	70	(201)	70

Total amounts reclassified, net of tax	(36)	70	(158)	221

(a)	Amounts included in selling and administrative expenses in the accompanying Consolidated Statements of Income.

(b)	Amounts included in revenues in the accompanying Consolidated Statements of Income.

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

The Company refers to the US and Canadian Rental and Cleaning, MFG, and Corporate reporting segments combined as its “Core Laundry Operations,” which is included as a subtotal in the following tables (in thousands):

	US and					Subtotal
	Canadian					Core
	Rental and		Net Interco			Laundry	Specialty
Thirteen weeks ended	Cleaning	MFG	MFG Elim	Corporate		Operations	Garments	First Aid	Total

May 28, 2016
Revenues	$325,822	$49,482	$(49,482)	$5,402		$331,224	$24,081	$12,494	$367,799

Income (loss) from operations	$49,653	$18,633	$(1,746)	$(23,756)		$42,784	$3,559	$1,574	$47,917

Interest (income) expense, net	$(857)	$—	$—	$166		$(691)	$—	$—	$(691)

Income (loss) before taxes	$50,507	$18,609	$(1,746)	$(23,915)		$43,455	$3,670	$1,574	$48,699

May 30, 2015
Revenues	$323,584	$46,997	$(46,997)	$4,186		$327,770	$25,854	$11,950	$365,574

Income (loss) from operations	$53,537	$16,984	$(431)	$(23,156)		$46,934	$4,032	$1,386	$52,352

Interest (income) expense, net	$(785)	$—	$—	$222		$(563)	$—	$—	$(563)

Income (loss) before taxes	$54,344	$17,015	$(431)	$(23,413)		$47,515	$3,942	$1,386	$52,843

Thirty-nine weeks ended

May 28, 2016
Revenues	$981,703	$137,733	$(137,733)	$15,923		$997,626	$71,302	$35,352	$1,104,280

Income (loss) from operations	$149,496	$49,228	$(45)	$(66,794)		$131,885	$8,991	$3,528	$144,404

Interest (income) expense, net	$(2,419)	$—	$—	$511		$(1,908)	$—	$—	$(1,908)

Income (loss) before taxes	$151,948	$49,243	$(45)	$(67,533)		$133,613	$8,915	$3,528	$146,056

May 30, 2015
Revenues	$982,435	$149,669	$(149,669)	$13,250		$995,685	$66,991	$34,721	$1,097,397

Income (loss) from operations	$168,527	$52,218	$(2,563)	$(73,451	) (a)	$144,731	$5,865	$3,896	$154,492

Interest (income) expense, net	$(2,456)	$—	$—	$572		$(1,884)	$—	$—	$(1,884)

Income (loss) before taxes	$171,033	$52,341	$(2,563)	$(74,314)		$146,497	$4,660	$3,896	$155,053

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

Results of Operations

The following table presents certain selected financial data, including the percentage of revenues represented by each item, for the thirteen and thirty-nine weeks ended May 28, 2016 and the thirteen and thirty-nine weeks ended May 30, 2015.

	Thirteen weeks ended					Thirty-nine weeks ended
(In thousands, except percentages)	May 28, 2016	% of Rev.	May 30, 2015	% of Rev.	% Change	May 28, 2016	% of Rev.	May 30, 2015	% of Rev.	% Change

Revenues	$367,799	100.0%	$365,574	100.0%	0.6%	$1,104,280	100.0%	$1,097,397	100.0%	0.6%

Operating expenses:
Cost of revenues (1)	224,932	61.2	221,995	60.7	1.3	677,207	61.3	665,222	60.6	1.8
Selling and administrative expenses (1)	74,541	20.3	72,205	19.8	3.2	222,713	20.2	221,832	20.2	0.4
Depreciation and amortization	20,409	5.5	19,022	5.2	7.3	59,956	5.4	55,851	5.1	7.3
Total operating expenses	319,882	87.0	313,222	85.7	2.1	959,876	86.9	942,905	85.9	1.8

Income from operations	47,917	13.0	52,352	14.3	(8.5)	144,404	13.1	154,492	14.1	(6.5)

Other (income) expense	(782)	(0.2)	(491)	(0.1)	59.3	(1,652)	(0.1)	(561)	(0.1)	194.5

Income before income taxes	48,699	13.2	52,843	14.5	(7.8)	146,056	13.2	155,053	14.1	(5.8)
Provision for income taxes	18,555	5.0	20,344	5.6	(8.8)	56,524	5.1	59,695	5.4	(5.3)

Net income	$30,144	8.2%	$32,499	8.9	(7.2)%	$89,532	8.1%	$95,358	8.7%	(6.1)%

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

We have a substantial number of plants and conduct a significant portion of our business in energy producing regions in the U.S and Canada. The dramatic decrease in oil prices has directly affected our customers in the oil industry as they have curtailed their level of operations. In addition, this decline has also had a corresponding effect on our customers in businesses which service or supply the oil industry as well as our customers in unrelated businesses located in areas which had benefited from the economic expansion generated by the robust growth driven by the higher oil prices in prior years. As a result, our organic growth has been impacted by elevated headcount reductions in our wearer base as well as increased lost accounts. We expect the headcount reductions that we continue to experience at a higher than normal rate will also have an impact on our organic growth into fiscal 2017. On the other hand, we have benefited from lower costs of the gasoline used to fuel our vehicles and the natural gas used to operate our plants. Since there are substantial uncertainties regarding the extent, timing and effect of lower oil prices, it is difficult to quantify the positive and negative impacts on our future financial results from lower oil prices. Nevertheless, the negative impact on our results from the cutbacks by our customers in the oil industry and other affected businesses have and will continue to outweigh the benefits from lower energy costs.

The cost of healthcare that we provide to our employees has grown over the last few years at a rate in excess of our revenue growth and as a result, has negatively impacted our operating results. In fiscal 2015, the Affordable Care Act (“ACA”) required us to modify one of the healthcare plans we provided to our employees. In addition, we have and will continue to incur additional costs related to ACA transitional reinsurance fees in fiscal years 2016 and 2017. Moreover, it is generally expected that healthcare costs in the United States will increase over the coming years at rates in excess of inflation. As a result of these factors, and depending on the effect of the modifications we have made, and may make in the future, to our employee healthcare plans and enrollment levels in those plans, we expect that our future operating results will continue to be further adversely impacted by increasing healthcare costs.

We are currently undertaking a company-wide initiative to update our customer relationship management systems. As of May 28, 2016, we have capitalized $48.0 million related to our CRM project (“Unity 20/20”). Although we will not deploy this system in fiscal 2016, our future operating results will be impacted by the eventual depreciation of our Unity 20/20 investment. In addition, our results from operations are being affected by higher costs related to additional investments in our IT infrastructure, including headcount, to help support Unity 20/20 as well as other technology initiatives.

A portion of our sales is derived from international markets, including Canada. Revenues denominated in currencies other than the U.S. dollar represented approximately 8.5% and 8.2% of total consolidated revenues for the thirteen and thirty-nine weeks ended May 28, 2016, respectively. Revenues denominated in currencies other than the U.S. dollar represented approximately 8.1% and 8.5% of total consolidated revenues for the thirteen and thirty-nine weeks ended May 30, 2015, respectively. The operating results of our international subsidiaries are translated into U.S. dollars and such results are affected by movements in foreign currencies relative to the U.S. dollar. In addition, fluctuations in the Canadian dollar may have an effect on the margins of our Canadian business because a weaker Canadian dollar will increase the cost of merchandise and other operational inputs that are sourced from outside of Canada. Our operating results in future years could be negatively impacted by any devaluation, as compared to the U.S. dollar, of the Canadian dollar or any of the currencies of the other countries in which we operate.

Our business is subject to various state and federal regulations, including employment laws and regulations, minimum wage requirements, overtime requirements, working condition requirements, citizenship requirements, healthcare insurance mandates and other laws and regulations. We expect that our labor costs will rise in fiscal 2017 as a result of increases in state and local minimum wage levels as well as the recent update to the regulations under the Fair Labor Standards Act which has expanded the number of employees entitled to overtime pay. The Company is currently evaluating the impact of the updated standard on our labor costs but anticipates that our future operating results will be adversely impacted.

Thirteen weeks ended May 28, 2016 compared with thirteen weeks ended May 30, 2015

Revenues

	May 28,	May 30,	Dollar	Percent
(In thousands, except percentages)	2016	2015	Change	Change

Core Laundry Operations	$331,224	$327,770	$3,454	1.1%
Specialty Garments	24,081	25,854	(1,773)	(6.9)
First Aid	12,494	11,950	544	4.6
Consolidated total	$367,799	$365,574	$2,225	0.6%

For the thirteen weeks ended May 28, 2016, our consolidated revenues increased $2.2 million from the comparable period in fiscal 2015, or 0.6%. This increase was primarily due to a $3.5 million increase in revenues from our Core Laundry Operations. Core Laundry Operations’ revenues increased to $331.2 million for the thirteen weeks ended May 28, 2016 from $327.8 million for the comparable period of fiscal 2015, or 1.1%. Excluding the negative effect of a weaker Canadian dollar, which reduced our revenues in the third quarter of 2016 by 0.3%, as well as the positive effect of acquisitions, which increased our revenues for this period by 0.4%, our organic growth was 1.0%. Organic growth consists primarily of new sales, price increases, and net changes in the wearer levels at our existing customers, offset by lost accounts. Our organic growth during the thirteen weeks ended May 28, 2016 continued to be negatively impacted by reductions at our customers that directly or indirectly support oil or other energy production in the United States and Canada.

Specialty Garments’ revenues decreased to $24.1 million in the third fiscal quarter of 2016 from $25.9 million in the comparable period of fiscal 2015, a decrease of $1.8 million, or 6.9%. This segment’s results are often affected by the timing and length of its customers’ power reactor outages as well as its project-based activities. First Aid revenues increased to $12.5 million in the third quarter of 2016 from $12.0 million in the comparable period of fiscal 2015, an increase of $0.5 million, or 4.6%.

Cost of Revenues

For the thirteen weeks ended May 28, 2016, cost of revenues increased to 61.2% of revenues, or $224.9 million, from 60.7% of revenues, or $222.0 million, for the thirteen weeks ended May 30, 2015. This increase was primarily the result of higher payroll and other production costs as a percent of revenues. Bad debt expense was also higher during the quarter compared to the prior year period primarily due to concerns around amounts owed by our customers in energy and energy-dependent industries that are experiencing financial difficulties. These higher costs were partially offset by lower fuel costs associated with our fleet of delivery vehicles and lower natural gas costs used to operate our plants compared to the prior year period.

Selling and Administrative Expense

For the thirteen weeks ended May 28, 2016, selling and administrative expenses increased to 20.3% of revenues, or $74.5 million, from 19.8% of revenues, or $72.2 million, for the thirteen weeks ended May 30, 2015. This increase was primarily due to higher payroll and other administrative costs as a percentage of revenues incurred during the quarter compared to the prior year period primarily due to the lack of revenue growth. These increases were partially offset by lower legal costs in the thirteen weeks ended May 28, 2016 compared to the comparable period in 2015.

Depreciation and Amortization

Our depreciation and amortization expense was $20.4 million, or 5.5% of revenues, for the thirteen weeks ended May 28, 2016 compared to $19.0 million, or 5.2% of revenues, for the thirteen weeks ended May 30, 2015. The increase in depreciation and amortization expense was due to capital expenditure and acquisition activity in earlier periods.

Income (Loss) from Operations

For the thirteen weeks ended May 28, 2016 and May 30, 2015, changes in our revenues and costs as mentioned above resulted in the following changes in our income (loss) from operations:

	May 28,	May 30,	Dollar	Percent
(In thousands, except percentages)	2016	2015	Change	Change

Core Laundry Operations	$42,784	$46,934	$(4,150)	(8.8)%
Specialty Garments	3,559	4,032	(473)	(11.7)
First Aid	1,574	1,386	188	13.6
Consolidated total	$47,917	$52,352	$(4,435)	(8.5)%

Other (Income) expense

Other (income) expense, which includes interest expense, interest income and exchange rate loss, was $0.8 million of income in the thirteen weeks ended May 28, 2016 compared to $0.5 million of income during the thirteen weeks ended May 30, 2015. This change was primarily due to foreign currency gains of $0.1 million during the thirteen weeks ended May 28, 2016 compared to foreign currency losses of $0.1 million during the thirteen weeks ended May 30, 2015.

Provision for Income Taxes

Our effective income tax rate was 38.1% for the thirteen weeks ended May 28, 2016 compared to 38.5% for the thirteen weeks ended May 30, 2015. The decrease in our effective tax rate was primarily due to lower U.S. state income taxes compared to prior year.

Thirty-nine weeks ended May 28, 2016 compared with thirty-nine weeks ended May 30, 2015

Revenues

	May 28,	May 30,	Dollar	Percent
(In thousands, except percentages)	2016	2015	Change	Change

Core Laundry Operations	$997,626	$995,685	$1,941	0.2%
Specialty Garments	71,302	66,991	4,311	6.4
First Aid	35,352	34,721	631	1.8
Consolidated total	$1,104,280	$1,097,397	$6,883	0.6%

For the thirty-nine weeks ended May 28, 2016, our consolidated revenues increased by $6.9 million from the comparable period in fiscal 2015, or 0.6%. Core Laundry Operations’ revenues increased to $997.6 million for the thirty-nine weeks ended May 28, 2016 from $995.7 million for the comparable period of fiscal 2015, an increase of 0.2%. Excluding the effect of acquisitions and a weaker Canadian dollar, Core Laundry Operations’ revenues grew 0.6% organically. Organic growth consists primarily of new sales, price increases, and net changes in the wearer levels at our existing customers, offset by lost accounts. Our organic growth during the thirty-nine weeks ended May 28, 2016 was negatively impacted by reductions in wearer levels at our customers that directly or indirectly support oil or other energy production in the United States and Canada.

Specialty Garments’ revenues increased to $71.3 million in the thirty-nine weeks ended May 28, 2016 from $67.0 million in the comparable period of 2015, an increase of 6.4%. This increase was primarily the result of increased power reactor business in North America compared to a year ago. This segment’s results are affected by the timing and length of its customers’ power reactor outages as well as its project-based activities. First Aid’s revenues increased to $35.4 million for the thirty-nine weeks ended May 28, 2016 from $34.7 million for the comparable period of fiscal 2015, an increase of 1.8%.

Cost of Revenues

For the thirty-nine weeks ended May 28, 2016, cost of revenues increased to 61.3% of revenues, or $677.2 million, from 60.6% of revenues, or $665.2 million, for the thirty-nine weeks ended May 30, 2015. This increase in the cost of revenues was primarily driven by higher merchandise amortization, payroll and healthcare costs as well as higher other production costs as a percent of revenues. These higher costs were partially offset by lower fuel costs associated with our fleet of delivery vehicles and lower natural gas costs used to operate our plants compared to the prior year period.

Selling and Administrative Expense

Our selling and administrative expenses were $222.7 million for the thirty-nine weeks ended May 28, 2016 and $221.8 million for the thirty-nine weeks ended May 30, 2015 and 20.2% of revenues for both periods. For the thirty-nine weeks ended May 28, 2016, payroll and other administrative costs were higher as a percentage of revenues, which were offset by lower legal and environmental costs. The decrease in environmental costs was primarily due to additional reserves of $3.6 million we recorded related to our environmental contingencies during our second fiscal quarter of 2015.

Depreciation and Amortization

Our depreciation and amortization expense was $60.0 million, or 5.4% of revenues, for the thirty-nine weeks ended May 28, 2016 compared to $55.9 million, or 5.1% of revenues, for the thirty-nine weeks ended May 30, 2015. Depreciation and amortization expense increased due to capital expenditure and acquisition activity in earlier periods.

Income from Operations

For the thirty-nine weeks ended May 28, 2016 and May 30, 2015, the revenue growth in our operations, as well as the change in our costs as mentioned above, resulted in the following changes in our income from operations:

	May 28,	May 30,	Dollar	Percent
(In thousands, except percentages)	2016	2015	Change	Change

Core Laundry Operations	$131,885	$144,731	$(12,846)	(8.9)%
Specialty Garments	8,991	5,865	3,126	53.3
First Aid	3,528	3,896	(368)	(9.4)
Consolidated total	$144,404	$154,492	$(10,088)	(6.5)%

Other (Income) Expense

Other (income) expense, which includes interest expense, interest income and foreign currency exchange loss, was $1.7 million of income for the thirty-nine weeks ended May 28, 2016 as compared to $0.6 million of income for the thirty-nine weeks ended May 30, 2015. This change was primarily due to foreign currency losses of $0.3 million during the thirty-nine weeks ended May 28, 2016 compared to foreign currency losses of $1.3 million during the thirty-nine weeks ended May 30, 2015.

Provision for Income Taxes

Our effective income tax rate was 38.7% for the thirty-nine weeks ended May 28, 2016 compared to 38.5% for the thirty-nine weeks ended May 30, 2015. The increase in our effective tax rate was due to a change in the mix of our jurisdictional earnings.

Liquidity and Capital Resources

General

Cash and cash equivalents totaled $347.6 million as of May 28, 2016, an increase of $71.0 million from August 29, 2015 when the amount totaled $276.6 million. Our working capital was $566.3 million as of May 28, 2016 compared to $477.7 million as of August 29, 2015. In addition, we generated $161.1 million and $226.9 million in cash from operating activities in the thirty-nine weeks ended May 28, 2016 and the full fiscal year ended August 29, 2015, respectively. We believe that our current cash and cash equivalent balances, cash generated from our future operations and amounts available under our Credit Agreement (defined below) will be sufficient to meet our current anticipated working capital and capital expenditure requirements for at least the next 12 months.

We have accumulated $57.8 million in cash outside the United States that is expected to be invested indefinitely in our foreign subsidiaries. If these funds were distributed to the U.S. in the form of dividends, we would likely be subject to additional U.S. income taxes. However, we do not believe that any resulting taxes payable would have a material impact on our liquidity.

Cash flows provided by operating activities have historically been the primary source of our liquidity. We generally use these cash flows to fund most, if not all, of our operations, capital expenditure and acquisition activities as well as dividends on our common stock. We may also use cash flows provided by operating activities and proceeds from long-term debt to fund growth and acquisition opportunities, as well as other cash requirements.

Cash Provided by Operating Activities

Cash provided by operating activities for the thirty-nine weeks ended May 28, 2016 was $161.1 million, an increase of $2.7 million from the comparable period in the prior year when cash provided by operating activities was $158.4 million. This net increase was primarily driven by an increase in cash flows of $5.7 million generated by changes in working capital primary due to decreased investments in our inventory and the timing of our prepaid expenses and other current assets.

Cash Used in Investing Activities

Cash used in investing activities for the thirty-nine weeks ended May 28, 2016 was $83.0 million, a decrease of $20.3 million from the thirty-nine weeks ended May 30, 2015 when cash used in investing activities was $103.2 million. The net decrease in cash used in investing activities was primarily driven by a decrease in cash outflows of $10.2 million for capital expenditures as well as a decrease in cash outflow of $9.0 million for the acquisition of businesses.

Cash Used in Financing Activities

Cash used in financing activities for the thirty-nine weeks ended May 28, 2016 increased to $7.3 million from $3.3 million during the comparable period in 2015. This change was primarily due to higher proceeds received from the exercise of share based awards during the thirty-nine weeks ended May 30, 2015, which was partially offset by increased cash outflows related to loans payable and long-term debt in the thirty-nine weeks ended May 30, 2015.

Long-Term Debt and Borrowing Capacity

On April 11, 2016, we entered into an amended and restated $250.0 million unsecured revolving credit agreement (the “Credit Agreement”) with a syndicate of banks, which matures on April 11, 2021. The Credit Agreement amended and restated our prior $250.0 million revolving credit agreement, which was scheduled to mature on May 4, 2016. Under the Credit Agreement, we are able to borrow funds at variable interest rates based on, at our election, the Eurodollar rate or a base rate, plus in each case a spread based on our consolidated funded debt ratio. Availability of credit requires compliance with certain financial and other covenants, including a maximum consolidated funded debt ratio and minimum consolidated interest coverage ratio as defined in the Credit Agreement. We test our compliance with these financial covenants on a fiscal quarterly basis. At May 28, 2016, the interest rates applicable to our borrowings under the Credit Agreement would be calculated as LIBOR plus 75 basis points at the time of the respective borrowing. As of May 28, 2016, we had no outstanding borrowings and had outstanding letters of credit amounting to $52.6 million, leaving $197.4 million available for borrowing under the Credit Agreement.

As of May 28, 2016, we were in compliance with all covenants under the Credit Agreement.

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

As of May 28, 2016, we had forward contracts with a notional value of approximately 18.3 million CAD outstanding and recorded the fair value of the contracts of $0.1 million in other long-term assets and $0.1 million in prepaid expenses and other current assets with a corresponding gain in accumulated other comprehensive (loss) income of $0.1million, which was recorded net of tax. During the thirteen weeks ended May 28, 2016, we reclassified a nominal amount from accumulated other comprehensive (loss) income to revenue, related to the derivative financial instruments. During the thirty-nine weeks ended May 28, 2016, we reclassified $0.2 million from accumulated other comprehensive (loss) income to revenue, related to the derivative financial instruments. The gain in accumulated other comprehensive (loss) income as of May 28, 2016 is expected to be reclassified to revenues prior to its maturity on February 22, 2019.

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

We have accrued certain costs related to the sites described above as it has been determined that the costs are probable and can be reasonably estimated. We have potential exposure related to a parcel of land (the “Central Area”) related to the Woburn, Massachusetts site mentioned above. Currently, the consent decree for the Woburn site does not define or require any remediation work in the Central Area. The United States Environmental Protection Agency (the “EPA”) has provided us and other signatories to the consent decree with comments on the design and implementation of groundwater and soil remedies at the Woburn site and investigation of environmental conditions in the Central Area. We, and other signatories, have implemented and proposed to do additional work at the Woburn site but many of the EPA’s comments remain to be resolved. We have accrued costs to perform certain work responsive to EPA’s comments. We have negotiated a settlement in principle, subject to final government approval, with EPA concerning past invoices for oversight costs with respect to the Woburn site and the Central Area. We have implemented mitigation measures and continue to monitor environmental conditions at the Somerville, Massachusetts site. In addition, we have received demands from the local transit authority for reimbursement of certain costs associated with its construction of a new municipal transit station in the area of our Somerville site. This station is part of a planned extension of the transit system. Due to cost projections of the extension which now substantially exceed original estimates, the local transit authority has placed the extension on hold pending its redesign and receipt of related state and federal approvals and funding increases. We have reserved for costs we expect to incur in connection with this matter; however, in light of the uncertainties associated with this matter, these costs and the related reserve may change. We have also received notice that the Massachusetts Department of Environmental Protection is conducting an audit of our investigation and remediation work with respect to the Somerville site.

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

There is usually a range of reasonable estimates of the costs associated with each site. In accordance with US GAAP, our accruals represent the amount within the range that we believe is the best estimate or the low end of a range of estimates if no point within the range is a better estimate. When we believe that both the amount of a particular liability and the timing of the payments are reliably determinable, we adjust the cost in current dollars using a rate of 3% for inflation until the time of expected payment and discount the cost to present value using current risk-free interest rates. As of May 28, 2016, the risk-free interest rates we utilized ranged from 1.9% to 2.7%.

For environmental liabilities that have been discounted, we include interest accretion, based on the effective interest method, in selling and administrative expenses on the Consolidated Statements of Income. The changes to the amounts of our environmental liabilities for the thirty-nine weeks ended May 28, 2016 were as follows (in thousands):

May 28, 2016
Beginning balance as of August 29, 2015	$23,307
Costs incurred for which reserves have been provided	(820)
Insurance proceeds	68
Interest accretion	502
Change in discount rates	579

Balance as of May 28, 2016	$23,636

Anticipated payments and insurance proceeds relating to currently identified environmental remediation liabilities as of May 28, 2016, for the next five fiscal years and thereafter, as measured in current dollars, are reflected below.

(In thousands)	2016	2017	2018	2019	2020	Thereafter	Total
Estimated costs – current dollars	$6,593	$1,829	$1,476	$1,309	$1,361	$12,493	$25,061

Estimated insurance proceeds	(91)	(173)	(159)	(173)	(159)	(1,293)	(2,048)

Net anticipated costs	$6,502	$1,656	$1,317	$1,136	$1,202	$11,200	$23,013

Effect of inflation							7,757
Effect of discounting							(7,134)

Balance as of May 28, 2016							$23,636

Estimated insurance proceeds are primarily received from an annuity received as part of our legal settlement with an insurance company. Annual proceeds of approximately $0.3 million are deposited into an escrow account which funds remediation and monitoring costs for three sites related to our former operations in Williamstown, Vermont. Annual proceeds received but not expended in the current year accumulate in this account and may be used in future years for costs related to this site through the year 2027. As of May 28, 2016, the balance in this escrow account, which is held in a trust and is not recorded in our Consolidated Balance Sheet, was approximately $3.5 million. Also included in estimated insurance proceeds are amounts we are entitled to receive pursuant to legal settlements as reimbursements from three insurance companies for estimated costs at the site in Uvalde, Texas.

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

Off-Balance Sheet Arrangements

As of May 28, 2016, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Securities and Exchange Commission Regulation S-K.

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

Contractual Obligations and Other Commercial Commitments

As of May 28, 2016, there were no material changes in our contractual obligations that were disclosed in our Annual Report on Form 10-K for the year ended August 29, 2015.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

We have determined that all of our foreign subsidiaries operate primarily in local currencies that represent the functional currencies of such subsidiaries. All assets and liabilities of our foreign subsidiaries are translated into U.S. dollars using the exchange rate prevailing at the balance sheet date. The effects of exchange rate fluctuations on the translation of assets and liabilities are recorded as a component of shareholders’ equity. Revenues and expenses are translated at the average exchange rates in effect during each month of the fiscal year. As such, our financial condition and operating results are affected by fluctuations in the value of the U.S. dollar as compared to currencies in foreign countries. Revenues denominated in currencies other than the U.S. dollar represented approximately 8.5% and 8.2% of total consolidated revenues for the thirteen and thirty-nine weeks ended May 28, 2016, respectively, and total assets denominated in currencies other than the U.S. dollar represented approximately 8.4% and 8.9% of total consolidated assets at May 28, 2016 and August 29, 2015, respectively. If exchange rates had increased or decreased by 10% from the actual rates in effect during the thirteen and thirty-nine weeks ended and as of May 28, 2016, our revenues would have increased or decreased by approximately $3.1 million and $9.0 million, respectively, and assets as of May 28, 2016 would have increased or decreased by approximately $13.6 million.

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

As of May 28, 2016, we had forward contracts with a notional value of approximately 18.3 million CAD outstanding and recorded the fair value of the contracts of $0.1 million in other long-term assets and $0.1 million in prepaid expenses and other current assets with a corresponding gain in accumulated other comprehensive (loss) income of $0.1million, which was recorded net of tax. During the thirteen weeks ended May 28, 2016, we reclassified a nominal amount from accumulated other comprehensive (loss) income to revenue, related to the derivative financial instruments. During the thirty-nine weeks ended May 28, 2016, we reclassified $0.2 million from accumulated other comprehensive (loss) income to revenue, related to the derivative financial instruments. The gain in accumulated other comprehensive (loss) income as of May 28, 2016 is expected to be reclassified to revenues prior to its maturity on February 22, 2019.

Other than the forward contracts, mentioned above, we do not operate a hedging program to mitigate the effect of a significant change in the value of our foreign subsidiaries functional currencies, which include the Canadian dollar, euro, British pound, Mexican peso and Nicaraguan Cordoba, as compared to the U.S. dollar. Any losses or gains resulting from unhedged foreign currency transactions, including exchange rate fluctuations on intercompany accounts are reported as transaction losses (gains) in our other (income) expense. The intercompany payables and receivables are denominated in Canadian dollars, euros, British pounds, Mexican pesos and Nicaraguan Cordoba. During the thirteen weeks ended May 28, 2016, transaction gains included in other (income) expense were approximately $0.1 million. During the thirty-nine weeks ended May 28, 2016, transaction losses included in other (income) expense were approximately $0.3 million. If the exchange rates had increased or decreased by 10% during the thirteen and thirty-nine weeks ended May 28, 2016, we would have recognized exchange gains or losses of approximately $0.9 million and $0.8 million, respectively.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the third quarter of fiscal year 2016 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

10.1 Amended and Restated Credit Agreement, dated as of April 11, 2016, by and among UniFirst Corporation and certain of its subsidiaries, as Borrowers, Bank of America, N.A., as Administrative Agent, Swing Line Lender and an L/C Issuer, JPMorgan Chase Bank, N.A., as an L/C Issuer and Syndication Agent, the other lenders party thereto, Merrill Lynch, Pierce Fenner & Smith Incorporated and JPMorgan Chase Bank, N.A., as Joint Lead Arrangers and Book Managers, and Santander Bank, N.A. and Wells Fargo Bank, N.A., as Co-Documentation Agents (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 13, 2016)

10.2 Amended and Restated Employment Agreement, dated as of April 21, 2016, between the Company and Ronald D. Croatti (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 22, 2016)

10.3 Restricted Stock Award Agreement, dated April 21, 2016, between the Company and Ronald D. Croatti (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 22, 2016)

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

*

101 The following materials from UniFirst Corporation’s Quarterly Report on Form 10-Q for the quarter ended May 28, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UniFirst Corporation

July 7, 2016	By:	/s/ Ronald D. Croatti Ronald D. Croatti President and Chief Executive Officer

July 7, 2016	By:	/s/ Steven S. Sintros Steven S. Sintros Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

10.1 Amended and Restated Credit Agreement, dated as of April 11, 2016, by and among UniFirst Corporation and certain of its subsidiaries, as Borrowers, Bank of America, N.A., as Administrative Agent, Swing Line Lender and an L/C Issuer, JPMorgan Chase Bank, N.A., as an L/C Issuer and Syndication Agent, the other lenders party thereto, Merrill Lynch, Pierce Fenner & Smith Incorporated and JPMorgan Chase Bank, N.A., as Joint Lead Arrangers and Book Managers, and Santander Bank, N.A. and Wells Fargo Bank, N.A., as Co-Documentation Agents (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 13, 2016)

10.2 Amended and Restated Employment Agreement, dated as of April 21, 2016, between the Company and Ronald D. Croatti (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 22, 2016)

10.3 Restricted Stock Award Agreement, dated April 21, 2016, between the Company and Ronald D. Croatti (previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 22, 2016)

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

*

101 The following materials from UniFirst Corporation’s Quarterly Report on Form 10-Q for the quarter ended May 28, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

*	Filed herewith

**	Furnished herewith