Form 10-K
period 2016-08-27
UNIFIRST CORP
filed 2016-10-26
CIK 717954

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended August 27, 2016

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

Yes           No ✔

The number of outstanding shares of the Registrant’s Common Stock and Class B Common Stock as of October 14, 2016 were 15,424,127 and 4,845,519, respectively. The aggregate market value of the voting stock of the Registrant held by non-affiliates as of February 26, 2016 (the last business day of the Registrant’s most recently completed second fiscal quarter), computed by reference to the closing sale price of such shares on such date, was approximately $1,581,777,889.

Documents Incorporated By Reference

The Registrant intends to file a Definitive Proxy Statement pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended, for its 2017 Annual Meeting of Shareholders within 120 days of the end of the fiscal year ended August 27, 2016. Portions of such Proxy Statement are incorporated by reference in Part III of this Annual Report on Form 10-K.

UniFirst Corporation

Annual Report on Form 10-K

For the Fiscal Year Ended August 27, 2016

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

Our principal services include providing customers with uniforms and other non-garment items, picking up soiled uniforms or other items on a periodic basis (usually weekly), and delivering, at the same time, cleaned and processed items. We offer uniforms in a wide variety of styles, colors, sizes and fabrics and with personalized emblems selected by the customer. Our centralized services, specialized equipment and economies of scale generally allow us to be more cost effective in providing garment services than customers could be themselves, particularly those customers with high employee turnover rates. During fiscal 2016, we manufactured approximately 71% of the garments we placed in service. These were primarily work pants and shirts manufactured at three of our plants located in San Luis Potosi, Mexico, one plant located in Managua, Nicaragua, as well as at subcontract manufacturers that we utilize to supplement our manufacturing capacity in periods of high demand. Because we design and manufacture a majority of our own uniforms and protective clothes, we can produce custom garment programs for our larger customers, offer a diverse range of such designs within our standard line of garments and better control the quality, price and speed at which we produce such garments. In addition, among our competitors, we believe we have the largest in-house digital image processing capability, allowing us to convert an image provided by a customer into customized, mass producible embroidered emblems, typically within two days.

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

In fiscal 2016, we generated $1.468 billion in revenue, of which approximately 91% was derived from the US and Canadian Rental and Cleaning and Corporate segments. Specialty Garments and First Aid accounted for approximately 6% and 3% of our 2016 revenues, respectively.

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

CUSTOMERS

We serve businesses of all sizes in numerous industry categories. During each of the past five years, no single customer in our Core Laundry Operations accounted for more than 1% of our revenues. Our typical customers include automobile service centers and dealers, delivery services, food and general merchandise retailers, food processors and service operations, light manufacturers, maintenance facilities, restaurants, service companies, soft and durable goods wholesalers, transportation companies, and others who require employee clothing for image, identification, protection or utility purposes. Among our largest customers of our conventional uniform rental business are divisions, units, regional operations or franchised agencies of major, nationally recognized organizations. With respect to our Specialty Garment segment, typical customers include government agencies, research and development laboratories, high technology companies and utilities operating nuclear reactors. We currently service over 300,000 customer locations in the United States, Canada and Europe from over 240 customer service, distribution and manufacturing facilities.

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

COMPETITION

The uniform rental and sales industry is highly competitive. The principal methods of competition in the industry are the quality of products, the quality of service and price. Our principal competitors include Cintas Corporation, Aramark Corporation and G&K Services, Inc. It was recently announced that Cintas Corporation will acquire G&K Services Inc., subject to obtaining certain regulatory approvals and satisfying other closing conditions. The remainder of the market, however, is divided among more than 600 smaller businesses, many of which serve one or a limited number of markets or geographic service areas. In addition to our traditional rental competitors, we may increasingly compete in the future with businesses that focus on selling uniforms and other related items. We also compete with industry competitors for acquisitions.

MANUFACTURING AND SOURCING

We manufactured approximately 71% of all garments which we placed in service during fiscal 2016. These garments were primarily work pants and shirts manufactured at three of our plants located in San Luis Potosi, Mexico, one plant located in Managua, Nicaragua, as well as at subcontract manufacturers that we utilize to supplement our manufacturing capacity in periods of high demand. The balance of the garments used in our programs are purchased from a variety of industry suppliers. While we currently acquire the raw materials with which we produce our garments from a limited number of suppliers, we believe that such materials are readily available from other sources. To date, we have experienced no significant difficulty in obtaining any of our raw materials or supplies. Currently, we also manufacture approximately 74% of the mats we place in service at our plant in Cave City, Arkansas.

EMPLOYEES

As of August 27, 2016, we employed approximately 13,000 persons and approximately 2% of our United States employees are represented by a union pursuant to a collective bargaining agreement. We consider our employee relations to be good.

EXECUTIVE OFFICERS

Our executive officers are as follows:

NAME	AGE	POSITION
Ronald D. Croatti	73	Chairman of the Board, President, and Chief Executive Officer
Steven S. Sintros	43	Senior Vice President and Chief Financial Officer
Cynthia Croatti	61	Executive Vice President and Treasurer
David A. DiFillippo	59	Senior Vice President, Operations
David M. Katz	53	Senior Vice President, Sales and Marketing
Michael A. Croatti	47	Senior Vice President, Operations
William M. Ross	55	Senior Vice President, Operations

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

Michael A. Croatti joined our Company in 1987. Mr. Croatti became Senior Vice President, Operations in 2015 and has primary responsibility for overseeing specified regions in the United States and the Company’s overall service operations. From 2012 through 2015, he served as Senior Vice President, Service; from 2002 through 2012, he served as Vice President, Central Rental Group; and prior to 2002, he held various operating positions within the Company.

William M. Ross joined our Company in 1989. Mr. Ross became Senior Vice President of Operations in 2016 and has primary responsibility for overseeing specified regions in the United States. From 2002 to 2016, Mr. Ross served as Regional Vice President of the Company. Prior to 2002, Mr. Ross held several sales and operations management positions at the Company.

Ronald D. Croatti and Cynthia Croatti are siblings. Michael A. Croatti is the son of Ronald D. Croatti.

ENVIRONMENTAL MATTERS

We, like our competitors, are subject to various federal, state and local laws and regulations governing, among other things, air emissions, wastewater discharges, and the generation, handling, storage, transportation, treatment and disposal of hazardous wastes and other substances. In particular, industrial laundries currently use and must dispose of detergent waste water and other residues, and, in the past, used perchloroethylene and other dry cleaning solvents. We are attentive to the environmental concerns surrounding the disposal of these materials and have through the years taken measures to avoid their improper disposal. Over the years, we have settled, or contributed to the settlement of, actions or claims brought against us relating to the disposal of hazardous materials and there can be no assurance that we will not have to expend material amounts to remediate the consequences of any such disposal in the future. Further, under environmental laws, an owner or lessee of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances located on or in or emanating from such property, as well as related costs of investigation and property damage. Such laws often impose liability without regard to whether the owner or lessee knew of or was responsible for the presence of such hazardous or toxic substances. There can be no assurance that acquired or leased locations have been operated in compliance with environmental laws and regulations or that future uses or conditions will not result in the imposition of liability upon us under such laws or expose us to third-party actions such as tort suits. We continue to address environmental conditions under terms of consent orders negotiated with the applicable environmental authorities or otherwise with respect to sites located in, or related to, Woburn, Massachusetts, Somerville, Massachusetts, Springfield, Massachusetts, Uvalde, Texas, Stockton, California, three sites related to former operations in Williamstown, Vermont, as well as sites located in Goldsboro, North Carolina, Wilmington, North Carolina, Landover, Maryland and Syracuse, New York. For additional discussion refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the risk factors set forth in this Annual Report on Form 10-K.

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

SAFE HARBOR FOR FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K and any documents incorporated by reference may contain forward looking statements within the meaning of the federal securities laws. Forward looking statements contained in this Annual Report on Form 10-K and any documents incorporated by reference are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Forward looking statements may be identified by words such as “estimates,” “anticipates,” “projects,” “plans,” “expects,” “intends,” “believes,” “seeks,” “could,” “should,” “may,” “will,” or the negative versions thereof, and similar expressions and by the context in which they are used. Such forward looking statements are based upon our current expectations and speak only as of the date made. Such statements are highly dependent upon a variety of risks, uncertainties and other important factors that could cause actual results to differ materially from those reflected in such forward looking statements. Such factors include, but are not limited to, uncertainties caused by adverse economic conditions and their impact on our customers’ businesses and workforce levels, uncertainties regarding our ability to consummate and successfully integrate acquired businesses, our ability to maintain and grow Arrow’s customer base and enhance its operating margins, uncertainties regarding any existing or newly-discovered expenses and liabilities related to environmental compliance and remediation, any adverse outcome of pending or future contingencies or claims, our ability to compete successfully without any significant degradation in our margin rates, seasonal and quarterly fluctuations in business levels, our ability to preserve positive labor relationships and avoid becoming the target of corporate labor unionization campaigns that could disrupt our business, the effect of currency fluctuations on our results of operations and financial condition, our dependence on third parties to supply us with raw materials, any loss of key management or other personnel, increased costs as a result of any future changes in federal or state laws, rules and regulations or governmental interpretation of such laws, rules and regulations, uncertainties regarding the price levels of natural gas, electricity, fuel and labor, the negative effect on our business from sharply depressed oil prices, the continuing increase in domestic healthcare costs, including the ultimate impact of the Affordable Care Act, our ability to retain and grow our customer base, demand and prices for our products and services, fluctuations in our Specialty Garments business, rampant criminal activity and instability in Mexico where our principal garment manufacturing plants are located, our ability to properly and efficiently design, construct, implement and operate our new customer relationship management (“CRM”) computer system, interruptions or failures of our information technology systems, including as a result of cyber-attacks, additional professional and internal costs necessary for compliance with recent and proposed future changes in Securities and Exchange Commission, New York Stock Exchange and accounting rules, strikes and unemployment levels, our efforts to evaluate and potentially reduce internal costs, economic and other developments associated with the war on terrorism and its impact on the economy and general economic conditions. We undertake no obligation to update any forward looking statements to reflect events or circumstances arising after the date on which they are made.

RISKS RELATING TO OUR BUSINESS AND INDUSTRY

We face intense competition within our industry, which may adversely affect our results of operations and financial condition.

The uniform rental and sales industry is highly competitive. The principal methods of competition in the industry are quality of products, quality of service and price. Our leading competitors include Cintas Corporation, Aramark Corporation and G&K Services, Inc. It was recently announced that Cintas Corporation will acquire G&K Services Inc., subject to obtaining certain regulatory approvals and satisfying other closing conditions. The remainder of the market, however, is divided among more than 600 smaller businesses, many of which serve one or a limited number of markets or geographic service areas. In addition to our traditional rental competitors, we may increasingly compete in the future with businesses that focus on selling uniforms and other related items, including single-use disposable garments for use in the nuclear industry. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could have a material effect on our results of operations and financial condition. We also compete with industry competitors for acquisitions, which has the effect of increasing the price for acquisitions and reducing the number of acquisition candidates available to us. If we pay higher prices for businesses we acquire, our returns on investment and profitability may be reduced.

Adverse economic and business conditions or geopolitical events may affect our customer base and negatively impact our sales and operating results.

We supply uniform services to many industries that have been in the past, and may be in the future, subject to adverse economic and business conditions resulting in shifting employment levels, workforce reductions, changes in worker productivity, uncertainty regarding the impacts of rehiring and shifts to offshore manufacturing. In addition, geopolitical conflicts, calamities or other events may disrupt domestic and global business and financial markets and conditions. Any conditions or events that adversely affect our current customers or sales prospects may cause such customers or prospects to restrict expenditures, reduce workforces or even to cease to conduct their businesses. Any of these circumstances would have the effect of reducing the number of employees utilizing our uniform services, which adversely affects our sales and results of operations. The current slow economic growth in the United States and Europe negatively impacted our revenues and operating performance in fiscal 2016 and may continue to adversely affect our results of operations in 2017 and beyond due to the impact on spending plans and employment levels of our customers and sales prospects.

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

We continue to address environmental conditions under terms of consent orders negotiated with the applicable environmental authorities or otherwise with respect to sites located in or related to Woburn, Massachusetts, Somerville, Massachusetts, Springfield, Massachusetts, Uvalde, Texas, Stockton, California, three sites related to former operations in Williamstown, Vermont, as well as sites located in Goldsboro, North Carolina, Wilmington, North Carolina, Landover, Maryland and Syracuse, New York.

We have accrued certain costs related to the sites described above as it has been determined that the costs are probable and can be reasonably estimated. We have potential exposure related to a parcel of land (the “Central Area”) related to the Woburn, Massachusetts site cited above. Currently, the consent decree for the Woburn site does not define or require any remediation work in the Central Area. The United States Environmental Protection Agency (the “EPA”) has provided us and other signatories to the consent decree with comments on the design and implementation of groundwater and soil remedies at the Woburn site and investigation of environmental conditions in the Central Area. We, and other signatories, have implemented and proposed to do additional work at the Woburn site but many of EPA’s comments remain to be resolved. We have implemented mitigation measures and continue to monitor environmental conditions at the Somerville, Massachusetts site. We also have received demands from the local transit authority for reimbursement of certain costs associated with its construction of a new municipal transit station in the area of our Somerville site. We have also received notice that the Massachusetts Department of Environmental Protection is conducting an audit of our investigation and remediation work with respect to the Somerville site.

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

On September 19, 2016, we completed an acquisition of Arrow Uniform (“Arrow”) for approximately $122.0 million. The all-cash transaction is structured as an asset acquisition, with UniFirst acquiring substantially all of Arrow’s assets and virtually none of its liabilities. Arrow, headquartered in Taylor, Michigan, provides uniform and facility service rental programs as well as direct sale uniform programs to a wide range of large and small customers. Arrow operates from 12 locations with nearly 700 employees in five Midwestern states.

If we are unable to preserve positive labor relationships or become the target of corporate labor unionization campaigns, the resulting labor unrest could disrupt our business by impairing our ability to produce and deliver our products.

As of August 27, 2016, we employ approximately 13,000 persons and approximately 2% of our United States employees are represented by a union pursuant to a collective bargaining agreement. Competitors within our industry have been the target of corporate unionization campaigns by multiple labor unions. While our management believes that our employee relations are good, we cannot assure you that we will not experience pressure from labor unions or become the target of campaigns similar to those faced by our competitors. The potential for unionization could increase if the United States Congress passes federal “card check” legislation. If we do encounter pressure from labor unions, any resulting labor unrest could disrupt our business by impairing our ability to produce and deliver our products. In addition, significant union representation would require us to negotiate wages, salaries, benefits and other terms with many of our employees collectively and could adversely affect our results of operations by increasing our labor costs or otherwise restricting our ability to maximize the efficiency of our operations.

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

A recent update to the Fair Labor Standards Act expanded the number of employees entitled to overtime pay. In addition, federal, state and municipal governments are mandating increases to minimum wage and other employee benefits. We have raised, and expect to continue to raise, our wage rates and benefits to reflect these changes, which has the effect of increasing our labor costs, which in turn adversely affects our results of operation and financial condition. Our failure to comply with these regulatory requirements would expose us to applicable penalties and increase the likelihood that we would be subject to unionization campaigns. Further mandates would require additional increases to our labor costs and adversely affect our operating margin.

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

Increases in fuel and energy costs could adversely affect our operating costs.

The price of fuel and energy needed to run our vehicles and equipment is unpredictable and fluctuates based on events outside our control, including geopolitical developments, supply and demand for oil and gas, actions by OPEC and other oil and gas producers, war and unrest in oil producing countries, regional production patterns, limits on refining capacities, natural disasters and environmental concerns. Any increase in fuel and energy costs could adversely affect our operating costs.

As a result of our significant presence in energy producing regions, the prolonged drop in energy prices has and may continue to negatively impact our financial results.

We have a substantial number of plants and conduct a significant portion of our business in energy producing regions in the US and Canada. The price of oil declined dramatically in 2014 and has remained relatively low since then. This decline has directly affected our customers in the oil industry, as they have curtailed their level of operations, and has had a corresponding effect on our customers in businesses which service or supply the oil industry as well as our customers in unrelated businesses located in areas which had benefited from the economic expansion generated by the robust growth driven by the higher oil prices in prior years. As a result, our fiscal 2016 organic growth has been negatively impacted by elevated headcount reductions in our wearer base, increased lost accounts and a reduction in new sales. Further declines in oil prices may exacerbate these effects. Accordingly, we believe that if oil prices remain at or near current levels, our revenues and profits will continue to be adversely affected as a result of the cutbacks by our customers in the oil industry and other effected businesses.

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

A portion of our sales is derived from international markets. Revenue denominated in currencies other than the U.S. dollar represented approximately 7.9%, 8.4% and 9.8% of total consolidated revenues for each of fiscal 2016, 2015 and 2014, respectively. The operating results of our international subsidiaries are translated into U.S. dollars and such results are affected by movements in foreign currencies relative to the U.S. dollar. The strength of the U.S. dollar has generally increased recently as compared to other currencies, which has had, and may continue to have, an adverse effect on our operating results as reported in U.S. dollars. In addition, a weaker Canadian dollar increases the costs to our Canadian operations of merchandise and other operational inputs that are sourced from outside Canada, which has the effect of reducing the operating margins of our Canadian business if we are unable to recover these additional costs through price adjustments with our Canadian customers. Our international operations are also subject to other risks, including the requirement to comply with changing and conflicting national and local regulatory requirements; potential difficulties in staffing and labor disputes; managing and obtaining support and distribution for local operations; credit risk or financial condition of local customers; potential imposition of restrictions on investments; potentially adverse tax consequences, including imposition or increase of withholding and other taxes on remittances and other payments by subsidiaries; foreign exchange controls; and local political and social conditions. There can be no assurance that the foregoing factors will not have an adverse effect on our international operations or on our consolidated financial condition and results of operations. We own and operate manufacturing facilities in Mexico. Violence, crime and instability in Mexico has had, and may continue to have, an adverse effect on our operations, including the hijacking of our trucks and the implementation of security measures to protect our employees. We are not insured against such criminal attacks and there can be no assurance that losses that could result from an attack on our trucks or our personnel would not have a material adverse effect on our business, results of operations and financial condition. Operations in developing nations present several additional risks, including greater fluctuation in currencies relative to the U.S. dollar, economic and governmental instability, civil disturbances, volatility in gross domestic production, Foreign Corrupt Practice Act compliance issues and nationalization and expropriation of private assets.

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

We are in the process of modernizing our customer relationship management (“CRM”) computer system. The new system will combine enterprise resource planning (“ERP”) solutions and custom-built applications to address, among other areas, account management, billing and customer service. The new system is intended to improve functionality and information flow and increase automation in servicing our customers. As with any major new computer system that includes custom applications, there are risks inherent in the cost estimates, design, construction, implementation and operation of our new CRM system. These risks include the potential failures to properly design the system, to efficiently and economically construct and implement the system and to effectively operate the system. We are using well-regarded third-party consultants to assist us in this process. While we believe that our new CRM system will provide the anticipated information technology and customer service enhancements we expect, no assurances can be given in this regard. This project has experienced significant delays in completion from our original timetable. Once implementation of the new CRM system begins, we will begin depreciating, generally over between five and ten years, its capitalized costs, which totaled $47.9 million as of August 27, 2016. The failure to properly, efficiently and economically complete and operate the new system on a timely basis could disrupt our operations and adversely affect our financial results.

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

We manufactured approximately 71% of all garments which we placed in service during fiscal 2016. These were primarily work pants and shirts manufactured at three of our plants located in San Luis Potosi, Mexico, one plant located in Managua, Nicaragua, as well as at subcontract manufacturers that we utilize to supplement our manufacturing capacity in periods of high demand. The balance of the garments used in our programs are purchased from a variety of industry suppliers. While we currently acquire the raw materials with which we produce our garments from a limited number of suppliers, we believe that such materials are readily available from other sources. To date, we have experienced no significant difficulty in obtaining any of our raw materials or supplies. However, if we were to experience difficulty obtaining any of our raw materials from such suppliers and were unable to obtain new materials or supplies from other industry suppliers, it could adversely affect our results of operations.

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

As of October 14, 2016, to the Company’s knowledge, the members of the Croatti family owned, directly or indirectly, in the aggregate approximately 288,492 shares of our Common Stock and approximately 4,845,519 shares of our Class B Common Stock, which represents approximately 25.5% of the aggregate number of outstanding shares of our Common Stock and Class B Common Stock, but approximately 76.5% of the combined voting power of the outstanding shares of our Common Stock and Class B Common Stock. As a result, the members of the Croatti family, acting with other family members, could effectively control most matters requiring approval by our shareholders, including the election of a majority of the directors. While historically the members of the Croatti family have individually voted their respective shares of Class B Common Stock in the same manner, there is no contractual understanding requiring this and there is no assurance that the family members will continue to individually vote their shares of Class B Common Stock in the same manner. This voting control by the members of the Croatti family, together with certain provisions of our by-laws and articles of organization, could have the effect of delaying, deferring or preventing a change in control of our Company that would otherwise be beneficial to our public shareholders.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of August 27, 2016, we owned or leased approximately 250 facilities containing an aggregate of approximately 7.0 million square feet located in the United States, Canada, Mexico, Europe and Nicaragua. We owned 120 of these facilities, containing approximately 5.4 million square feet. These facilities include our 325,000 square foot Owensboro, Kentucky distribution center and almost all of our industrial laundry processing plants. We believe our industrial laundry facilities are among the most modern in the industry.

We own substantially all of the machinery and equipment used in our operations. We believe that our facilities and our production, cleaning and decontamination equipment have been well maintained and are adequate for our present needs. We also own a fleet of approximately 3,400 delivery vans, trucks and other vehicles.

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

	Price Per Share		Dividends Per Share
	High	Low	Common Stock	Class B Common Stock
Year ended August 27, 2016
First Quarter	$112.22	$103.78	$0.0375	$0.0300
Second Quarter	110.55	97.97	0.0375	0.0300
Third Quarter	115.85	104.61	0.0375	0.0300
Fourth Quarter	128.07	105.44	0.0375	0.0300

	Price Per Share		Dividends Per Share
	High	Low	Common Stock	Class B Common Stock
Year ended August 29, 2015
First Quarter	$113.64	$95.01	$0.0375	$0.0300
Second Quarter	123.40	108.31	0.0375	0.0300
Third Quarter	122.22	112.61	0.0375	0.0300
Fourth Quarter	117.39	105.72	0.0375	0.0300

The approximate number of shareholders of record of our Common Stock and Class B Common Stock as of October 14, 2016 was 52 and 38, respectively. We believe that the number of beneficial owners of our Common Stock is substantially greater than the number of record holders because a large portion of our Common Stock is held of record in broker “street names”.

We have paid regular quarterly dividends since 1983 and intend to continue such policy subject to, among other factors, our earnings, financial condition, capital requirements and tax law changes. No dividends will be payable unless declared by our Board of Directors and then only to the extent funds are legally available for the payment of such dividends. In the event that our Board of Directors votes to pay a dividend, our Common Stock must receive a dividend equal to no less than 125% of any dividend paid on the Class B Common Stock. On July 6, 2016, our Board of Directors declared a quarterly dividend of $0.0375 and $0.0300 per share on our Common Stock and Class B Common Stock, respectively, which was paid on September 30, 2016 to shareholders of record on September 9, 2016.

The following table sets forth information concerning our equity compensation plans as of August 27, 2016.

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options and stock appreciation rights	Weighted average exercise price of outstanding options and stock appreciation rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities referenced in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	610,691	$83.17	787,010
Equity compensation plans not approved by security holders	—	N/A	—
Total	610,691	$83.17	787,010

Stock Performance Graph

Set forth below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on our Common Stock, based on the market price of our Common Stock, with the cumulative total shareholder return of a peer group and of companies within the Standard & Poor’s 500 Stock Index, in each case assuming reinvestment of dividends. The calculation of cumulative total shareholder return assumes a $100 investment in our Common Stock, the peer group and the S&P 500 Stock Index on August 31, 2011. The peer group is composed of Cintas Corporation and G & K Services, Inc.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements and Notes to Consolidated Financial Statements included in Item 8.

The selected consolidated balance sheet data set forth below as of August 27, 2016 and August 29, 2015 and the selected consolidated income statement data for each of the three years in the period ended August 27, 2016 are derived from our audited Consolidated Financial Statements included in this Annual Report on Form 10-K. All other selected consolidated financial data set forth below are derived from our audited financial statements not included in this Annual Report on Form 10-K. Current accounting guidance requires the income per share for each class of common stock to be calculated assuming 100% of our earnings are distributed as dividends to each class of common stock based on their respective dividend rights. Our Common Stock has a 25% dividend preference to our Class B Common Stock. The Class B Common Stock, which has ten votes per share as opposed to one vote per share for the Common Stock, is not freely transferable but may be converted at any time on a one-for-one basis into Common Stock at the option of the holder of the Class B Common Stock.

Five Year Financial Summary

UniFirst Corporation and Subsidiaries

Fiscal Year Ended August (In thousands, except per share data)	2016	2015	2014	2013	2012
Selected Balance Sheet Data:
Total assets	$1,702,007	$1,533,237	$1,424,161	$1,374,862	$1,240,534
Notes payable and long-term debt	$—	$1,385	$7,859	$111,408	$106,986
Shareholders' equity	$1,364,781	$1,242,208	$1,134,459	$1,013,398	$896,925

Selected Income Statement Data:
Revenues	$1,468,046	$1,456,605	$1,394,897	$1,355,515	$1,256,289
Depreciation and amortization	$81,612	$77,113	$71,752	$69,607	$66,439
Income from operations	$201,160	$200,384	$193,275	$186,203	$151,108
Other (income) expense, net	$(2,211)	$(884)	$(2,076)	$(1,406)	$374
Provision for income taxes	$78,345	$76,969	$75,426	$70,924	$55,745

Net income	$125,026	$124,299	$119,925	$116,685	$94,989

Income per share:
Basic - Common stock	$6.51	$6.50	$6.29	$6.14	$5.02
Basic - Class B Common Stock	$5.21	$5.20	$5.03	$4.91	$4.01
Diluted - Common stock	$6.17	$6.15	$5.95	$5.81	$4.76

Dividends per share:
Common stock	$0.15	$0.15	$0.15	$0.15	$0.15
Class B Common Stock	$0.12	$0.12	$0.12	$0.12	$0.12

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

We continue to expand into additional geographic markets through acquisitions and organic growth. We currently service over 300,000 customer locations in the United States, Canada and Europe from over 240 customer service, distribution and manufacturing facilities.

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

The MFG operating segment designs and manufactures uniforms and non-garment items primarily for the purpose of providing these goods to the US and Canadian Rental and Cleaning reporting segment. The amounts reflected as revenues of MFG are primarily generated when goods are shipped from our manufacturing facilities, or subcontract manufacturers, to our other locations. These intercompany revenues are recorded at a transfer price which is typically in excess of the actual manufacturing cost. Products are carried in inventory and subsequently placed in service and amortized at this transfer price. On a consolidated basis, intercompany MFG revenues and MFG income are eliminated and the carrying value of inventories and rental merchandise in service is reduced to the manufacturing cost. Income before income taxes from MFG, net of the intercompany MFG elimination, offsets the merchandise amortization costs incurred by the US and Canadian Rental and Cleaning reporting segment as the merchandise costs of this reporting segment are amortized and recognized based on inventories purchased from MFG at the transfer price which is above our manufacturing cost.

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

Approximately 91% of our revenues in fiscal 2016 were derived from US and Canadian Rental and Cleaning, and Corporate. A key driver of this business is the number of workers employed by our customers. Our revenues are directly impacted by fluctuations in these employment levels. Revenues from Specialty Garments, which accounted for approximately 6% of our 2016 revenues, increase during outages and refueling by nuclear power plants, as garment usage increases at these times. First Aid represented approximately 3% of our total revenue in fiscal 2016.

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

We complete our annual goodwill impairment test in the fourth quarter of each fiscal year and there have been no impairments of goodwill or other intangible assets in fiscal 2016, 2015 or 2014.

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

Property, plant and equipment, and definite-lived intangible assets are depreciated or amortized over their useful lives. Useful lives are based on our estimates of the period that the assets will generate economic benefits. Long-lived assets are evaluated for impairment whenever events or circumstances indicate an asset may be impaired. There were no material impairments of property, plant and equipment, or definite-lived intangible assets in fiscal 2016, 2015 or 2014.

Insurance

We self-insure for certain obligations related to health, workers’ compensation, vehicles and general liability programs. We also purchase stop-loss insurance policies in certain instances to protect ourselves from catastrophic losses. Judgments and estimates are used in determining the potential value associated with reported claims and for events that have occurred, but have not been reported. Our estimates consider historical claim experience and other factors. Our liabilities are based on our estimates, and, while we believe that our accruals are adequate, the ultimate liability may be significantly different from the amounts recorded. In certain cases where partial insurance coverage exists, we must estimate the portion of the liability that will be covered by existing insurance policies to arrive at our net expected liability. Receivables for insurance recoveries are recorded as assets, on an undiscounted basis. Changes in our claim experience, our ability to settle claims or other estimates and judgments we use could have a material impact on the amount and timing of expense for any given period.

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

The estimated liability for environmental contingencies has been discounted as of August 27, 2016 using risk-free interest rates ranging from 1.6% to 2.3% over periods ranging from ten to thirty years. The estimated current costs, net of legal settlements with insurance carriers, have been adjusted for the estimated impact of inflation at 3% per year. Changes in enacted laws, regulatory orders or decrees, our estimates of costs, risk-free interest rates, insurance proceeds, participation by other parties, the timing of payments, the input of our attorneys and outside consultants or other factual circumstances could have a material impact on the amounts recorded for our environmental and other contingent liabilities. Refer to Note 11, “Commitments and Contingencies”, of our Consolidated Financial Statements for additional discussion and analysis.

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

We have recognized as a liability the present value of the estimated future costs to decommission our nuclear laundry facilities in accordance with US GAAP. We depreciate, on a straight-line basis, the amount added to property, plant and equipment and recognize accretion expense in connection with the discounted liability over the various remaining lives which range from approximately one to twenty-eight years.

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

The calculation of pension expense and the corresponding liability requires us to use a number of critical assumptions, including the expected long-term rates of return on plan assets, the assumed discount rate, the assumed rate of compensation increases and life expectancy of participants. Changes in our assumptions can result in different expense and liability amounts, and future actual expense can differ from these assumptions. Pension expense increases as the expected rate of return on pension plan assets decreases. Future changes in plan asset returns, assumed discount rates and various other factors related to the participants in our pension plans will impact our future pension expense and liabilities. We cannot predict with certainty what these factors will be in the future.

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

We have undistributed earnings from our foreign subsidiaries of approximately $124.8 million as of August 27, 2016. We consider these undistributed earnings as indefinitely reinvested and therefore have not provided for U.S. income taxes or foreign withholding taxes. In addition, we have accumulated $54.9 million in cash outside the United States that is expected to be invested indefinitely in our foreign subsidiaries. If these funds were distributed to the U.S. in the form of dividends or otherwise, or if the shares of our international subsidiaries were sold or transferred, we would likely be subject to additional U.S. income taxes, net of the impact of any available foreign tax credits as well as foreign withholding taxes. It is not practicable to estimate the amount of unrecognized deferred U.S. taxes on these undistributed earnings.

Results of Operations

The following table presents certain selected financial data, including the percentage of revenues represented by each item, for our three fiscal years ended August 27, 2016, August 29, 2015 and August 30, 2014.

							% Change
(In thousands, except for percentages)	FY 2016	% of Revenues	FY 2015	% of Revenues	FY 2014	% of Revenues	FY 2016 vs. FY 2015	FY 2015 vs. FY 2014
Revenues	$1,468,046	100.0%	$1,456,605	100.0%	$1,394,897	100.0%	0.8%	4.4%

Costs and expenses:
Cost of revenue (1)	900,427	61.3	884,664	60.7	858,306	61.5	1.8	3.1
Selling and administrative expenses (1)	284,847	19.4	294,444	20.2	271,564	19.5	-3.3	8.4
Depreciation and amortization	81,612	5.6	77,113	5.3	71,752	5.1	5.8	7.5
	1,266,886	86.3	1,256,221	86.2	1,201,622	86.1	0.8	4.5

Income from operations	201,160	13.7	200,384	13.8	193,275	13.9	0.4	3.7
Other (income) expense	(2,211)	-0.2	(884)	-0.1	(2,076)	-0.1	150.1	-57.4

Income before income taxes	203,371	13.9	201,268	13.8	195,351	14.0	1.0	3.0
Provision for income taxes	78,345	5.3	76,969	5.3	75,426	5.4	1.8	2.0

Net income	$125,026	8.5%	$124,299	8.5%	$119,925	8.6%	0.6%	3.6%

(1)	Exclusive of depreciation on our property, plant and equipment and amortization of our intangible assets.

Revenues and income (loss) from operations by reporting segment for the three fiscal years ended August 27, 2016, August 29, 2015, and August 30, 2014 are presented in the following table. Refer to Note 15, “Segment Reporting”, of our Consolidated Financial Statements for discussion of our reporting segments.

	Fiscal year ended August
(In thousands)	2016	2015	2014
Segment Information
Revenues
US and Canadian Rental and Cleaning	$1,308,152	$1,305,240	$1,244,408
MFG	189,154	192,188	183,340
Net intercompany MFG elimination	(188,904)	(192,188)	(183,340)
Corporate	20,973	17,088	15,077
Subtotal: Core Laundry Operations	1,329,375	1,322,328	1,259,485
Specialty Garments	91,257	87,513	91,484
First Aid	47,414	46,764	43,928
Total consolidated revenues	$1,468,046	$1,456,605	$1,394,897
Income (loss) from operations
US and Canadian Rental and Cleaning	$201,148	$219,430	209,497
MFG	67,385	66,190	63,675
Net intercompany MFG elimination	(711)	(733)	(3,777)
Corporate	(81,748)	(97,301)	(87,145)
Subtotal: Core Laundry Operations	186,074	187,586	182,250
Specialty Garments	10,204	7,355	7,178
First Aid	4,882	5,443	3,847
Total income from operations	$201,160	$200,384	$193,275

General

We derive our revenues through the design, manufacture, personalization, rental, cleaning, delivering, and selling of a wide range of uniforms and protective clothing, including shirts, pants, jackets, coveralls, lab coats, smocks and aprons and specialized protective wear, such as flame resistant and high visibility garments. We also rent industrial wiping products, floor mats, facility service products, other non-garment items, and provide restroom and cleaning supplies and first aid cabinet services and other safety supplies, to a variety of manufacturers, retailers and service companies. We have five reporting segments, US and Canadian Rental and Cleaning, MFG, Specialty Garments, First Aid and Corporate. We refer to the US and Canadian Rental and Cleaning, MFG, and Corporate reporting segments combined as our “Core Laundry Operations.”

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

We have a substantial number of plants and conduct a significant portion of our business in energy producing regions in the U.S and Canada. The dramatic decrease in oil prices beginning in 2014 and continuing to the present has directly affected our customers in the oil industry as they have curtailed their level of operations. In addition, this decline has also had a corresponding effect on our customers in businesses which service or supply the oil industry as well as our customers in unrelated businesses located in areas which had benefited from the economic expansion generated by the robust growth driven by the higher oil prices in prior years. As a result, our organic growth has been impacted by elevated headcount reductions in our wearer base as well as increased lost accounts. We expect the headcount reductions that we continue to experience at a higher than normal rate will also have an impact on our organic growth into fiscal 2017. On the other hand, we have benefited from lower costs of the gasoline used to fuel our vehicles and the natural gas used to operate our plants. While it is difficult to quantify the positive and negative impacts on our future financial results from lower oil prices, the negative impact on our results from the cutbacks by our customers in the oil industry and other affected businesses have and will continue to outweigh the benefits from lower energy costs.

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

We are currently undertaking a company-wide initiative to update our customer relationship management (“CRM”) systems. As of August 27, 2016, we have capitalized $47.9 million related to our CRM project (“Unity 20/20”). Although we did not deploy this system in fiscal 2016, we continued to make investments in IT infrastructure, including headcount, to help support this and other technology initiatives that impacted our results of operations. In addition, our future operating results will be impacted by the eventual depreciation of our Unity 20/20 investment.

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

A portion of our sales is derived from international markets, including Canada. Revenues denominated in currencies other than the U.S. dollar represented approximately 7.9%, 8.4% and 9.8% of total consolidated revenues for fiscal years 2016, 2015 and 2014, respectively. The operating results of our international subsidiaries are translated into U.S. dollars and such results are affected by movements in foreign currencies relative to the U.S. dollar. In addition, a weaker Canadian dollar increases the costs to our Canadian operations of merchandise and other operational inputs that are sourced from outside Canada, which has the effect of reducing the operating margins of our Canadian business if we are unable to recover these additional costs through price adjustments with our Canadian customers. In fiscal 2016, 2015 and 2014, foreign currency fluctuations negatively impacted our consolidated revenues by 0.8%, 1.1% and 0.5%, respectively. These impacts were primarily driven by unfavorable fluctuations in the Canadian dollar. Our operating results in future years could be negatively impacted by any further devaluation, as compared to the U.S. dollar, of the Canadian dollar or any of the currencies of the other countries in which we operate.

Fiscal Year Ended August 27, 2016 Compared with Fiscal Year Ended August 29, 2015

Revenues

	August 27,	August 29,	Dollar	Percent
	2016	2015	Change	Change
	(In thousands, except percentages)

Core Laundry Operations	$1,329,375	$1,322,328	$7,047	0.5%
Specialty Garments	91,257	87,513	3,744	4.3
First Aid	47,414	46,764	650	1.4
Total consolidated revenues	$1,468,046	$1,456,605	$11,441	0.8%

In fiscal 2016, our consolidated revenues increased by $11.4 million from the comparable period in 2015, or 0.8%. The increase in our consolidated revenues was primarily driven by the growth in our Core Laundry Operations, with revenues increasing to $1.329 billion in fiscal 2016 from $1.322 billion in fiscal 2015, or 0.5%. Excluding the negative effect of a weaker Canadian dollar of 0.7%, as well as the positive effect of acquisitions of 0.5%, organic growth was 0.7%. Organic growth consists primarily of new sales, price increases, and net changes in the wearer levels at our existing customers, offset by lost accounts. Our organic growth during fiscal 2016 was negatively impacted by reductions in wearer levels at our customers that directly or indirectly support oil or other energy production in the United States and Canada.

Specialty Garments’ revenue increased from $87.5 million in fiscal 2015 to $91.3 million in fiscal 2016, or 4.3%. This increase was primarily the result of strong growth from this segment’s cleanroom and European operations. First Aid revenues increased 1.4%, from $46.8 million in fiscal 2015 to $47.4 million in fiscal 2016.

Cost of revenues

Cost of revenues increased as a percentage of revenues from 60.7%, or $884.7 million, in fiscal 2015 to 61.3% of revenues, or $900.4 million, in fiscal 2016. This increase was driven by higher costs as a percent of revenues in our Core Laundry Operations, including merchandise amortization, payroll and healthcare costs and other production costs. These higher costs were partially offset by lower fuel costs associated with our fleet of delivery vehicles and lower natural gas costs used to operate our plants compared to the prior year period. In addition, our Specialty Garments segment partially offset this impact with lower overall costs of revenues as a percent of revenues.

Selling and administrative expense

Our selling and administrative expenses decreased to 19.4% of revenues, or $284.8 million in fiscal 2016, from 20.2% of revenues, or $294.4 million in fiscal 2015. This decrease was primarily due to the settlement of environmental litigation which resulted in a $15.9 million gain that was recorded as a reduction to selling and administrative expenses. The comparison of selling and administrative expenses also benefited from lower legal costs. These positive comparisons were offset in part by payroll and other administrative costs which were higher as a percentage of revenues in fiscal 2016 compared to fiscal 2015.

Depreciation and amortization

Our depreciation and amortization expense was $81.6 million, or 5.6% of revenues, in fiscal 2016 compared to $77.1 million, or 5.3% of revenues, in fiscal 2015. Depreciation and amortization expense increased due to capital expenditure and acquisition activity in earlier periods.

Income from operations

For the year ended August 27, 2016, the changes in revenues in our Core Laundry Operations, Specialty Garments and First Aid segments, as well as the changes in our costs discussed above, resulted in the following changes in our income from operations:

	August 27,	August 29,	Dollar	Percent
	2016	2015	Change	Change
	(In thousands, except percentages)

Core Laundry Operations	$186,074	$187,586	$(1,512)	-0.8%
Specialty Garments	10,204	7,355	2,849	38.7
First Aid	4,882	5,443	(561)	-10.3
Total consolidated income from operations	$201,160	$200,384	$776	0.4%
Percentage of total revenues	13.7%	13.8%

Other (income) expense

Other (income) expense, which includes interest expense, interest income and foreign exchange loss, was income of $2.2 million for fiscal 2016 as compared to income of $0.9 million for fiscal 2015. The increase of $1.3 million was primarily due to foreign currency losses of $0.3 million in fiscal 2016 compared to foreign currency losses of $1.6 million during fiscal 2015.

Provision for income taxes

Our effective tax rate was 38.5% for fiscal 2016 compared to 38.2% for fiscal 2015. The increase in our effective tax rate was due to a change in the mix of our jurisdictional earnings.

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

Liquidity and Capital Resources

General

Cash and cash equivalents totaled $363.8 million as of August 27, 2016, an increase of $87.2 million from $276.6 million as of August 29, 2015. Our working capital was $625.0 million as of August 27, 2016 compared to $477.7 million as of August 29, 2015. Subsequent to August 27, 2016, we completed our acquisition of Arrow Uniform for a cash purchase price of approximately $122.0 million. We generated $207.6 million and $226.9 million in cash from operating activities in the fiscal years ended August 27, 2016 and August 29, 2015, respectively. We believe that our current cash and cash equivalent balances, our cash generated from future operations and amounts available under our Credit Agreement (defined below) will be sufficient to meet our current anticipated working capital and capital expenditure requirements for at least the next 12 months.

We have accumulated $54.9 million in cash outside the United States that is expected to be invested indefinitely in our foreign subsidiaries. If these funds were distributed to the U.S. in the form of dividends, we would likely be subject to additional U.S. income taxes. However, we do not believe that any resulting taxes payable would have a material impact on our liquidity.

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

Cash Provided by Operating Activities

Cash provided by operating activities for the fiscal year ended August 27, 2016 was $207.6 million, a decrease of $19.3 million from the prior fiscal year when cash provided by operating activities was $226.9 million. This net decrease was partially driven by the timing of income tax payments and the impact of changes in deferred income taxes. In addition, the comparison of cash provided by operating activities was impacted by a settlement related to environmental litigation the Company entered into in the fourth quarter of fiscal 2016 which resulted in a gain of $15.9 million booked as a reduction of selling and administrative expenses. A significant portion of the funds related to this settlement were received in September 2016 and, therefore, did not translate into operating cash flow during fiscal 2016.

Cash Used in Investing Activities

Cash used in investing activities for the fiscal year ended August 27, 2016 was $114.7 million, a decrease of 9.6 million from the prior fiscal year when cash used in investing activities was $124.3 million. The net decrease in cash used in investing activities was primarily driven by a decrease in cash outflows of $5.8 million for the acquisition of businesses as well as a decrease in cash outflow of $2.9 million for capital expenditures.

Cash Used in Financing Activities

Cash used in financing activities for the fiscal year ended August 27, 2016 was $5.6 million compared to cash used in financing activities of $6.3 million for the fiscal year ended August 29, 2015. This change was primarily due to a net decrease of cash outflows of $4.9 million related to proceeds and payments on loans payable and long-term debt in fiscal 2016 compared to fiscal 2015. This decrease was offset in part by a decrease in proceeds received from the exercise of share based awards.

Long-term debt and borrowing capacity

On April 11, 2016, we entered into an amended and restated $250.0 million unsecured revolving credit agreement (the “Credit Agreement”) with a syndicate of banks, which matures on April 11, 2021. The Credit Agreement amended and restated our prior $250.0 million revolving credit agreement, which was scheduled to mature on May 4, 2016. Under the Credit Agreement, we are able to borrow funds at variable interest rates based on, at our election, the Eurodollar rate or a base rate, plus in each case a spread based on our consolidated funded debt ratio. Availability of credit requires compliance with certain financial and other covenants, including a maximum consolidated funded debt ratio and minimum consolidated interest coverage ratio as defined in the Credit Agreement. We test our compliance with these financial covenants on a fiscal quarterly basis. As of August 27, 2016, the interest rates applicable to our borrowings under the Credit Agreement would be calculated as LIBOR plus 75 basis points at the time of the respective borrowing. As of August 27, 2016, we had no outstanding borrowings and had outstanding letters of credit amounting to $53.0 million, leaving $197.0 million available for borrowing under the Credit Agreement.

As of August 27, 2016, we were in compliance with all covenants under the Credit Agreement.

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

As of August 27, 2016, we had forward contracts with a notional value of approximately 17.1 million CAD outstanding and recorded the fair value of the contracts of $0.1 million in other long-term assets and $0.1 million in prepaid expenses and other current assets with a corresponding gain in accumulated other comprehensive (loss) income of $0.1 million, which was recorded net of tax. During the fiscal year ended August 27, 2016, we reclassified $0.2 million from accumulated other comprehensive (loss) income to revenue, related to the derivative financial instruments. The gain in accumulated other comprehensive (loss) income as of August 27, 2016 is expected to be reclassified to revenues prior to its maturity on February 22, 2019.

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

Under environmental laws, an owner or lessee of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances located on, or in, or emanating from such property, as well as related costs of investigation and property damage. Such laws often impose liability without regard to whether the owner or lessee knew of, or was responsible for, the presence of such hazardous or toxic substances. There can be no assurances that acquired or leased locations have been operated in compliance with environmental laws and regulations or that future uses or conditions will not result in the imposition of liability upon our Company under such laws or expose our Company to third party actions such as tort suits. We continue to address environmental conditions under terms of consent orders negotiated with the applicable environmental authorities or otherwise with respect to sites located in or related to Woburn, Massachusetts, Somerville, Massachusetts, Springfield, Massachusetts, Uvalde, Texas, Stockton, California, three sites related to former operations in Williamstown, Vermont, as well as sites located in Goldsboro, North Carolina, Wilmington, North Carolina, Landover, Maryland and Syracuse, New York.

We have accrued certain costs related to the sites described above as it has been determined that the costs are probable and can be reasonably estimated. We have potential exposure related to a parcel of land (the “Central Area”) related to the Woburn, Massachusetts site mentioned above. Currently, the consent decree for the Woburn site does not define or require any remediation work in the Central Area. The United States Environmental Protection Agency (the “EPA”) has provided us and other signatories to the consent decree with comments on the design and implementation of groundwater and soil remedies at the Woburn site and investigation of environmental conditions in the Central Area. We, and other signatories, have implemented and proposed to do additional work at the Woburn site but many of the EPA’s comments remain to be resolved. We have accrued costs to perform certain work responsive to EPA’s comments. We have implemented mitigation measures and continue to monitor environmental conditions at the Somerville, Massachusetts site. In addition, we have received demands from the local transit authority for reimbursement of certain costs associated with its construction of a new municipal transit station in the area of our Somerville site. This station is part of a planned extension of the transit system. Due to cost projections of the extension which now substantially exceed original estimates, the local transit authority has placed the extension on hold pending its redesign and receipt of related state and federal approvals and funding increases. We have reserved for costs in connection with this matter; however, in light of the uncertainties associated with this matter, these costs and the related reserve may change. We have also received notice that the Massachusetts Department of Environmental Protection is conducting an audit of our investigation and remediation work with respect to the Somerville site.

During the fourth quarter of fiscal 2016, the Company entered into a settlement related to environmental litigation which resulted in a $15.9 million gain that was recorded as a reduction of selling and administrative expenses. This gain consisted of amounts previously received but not recognized into income as well as amounts that the Company received in September 2016.

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

There is usually a range of reasonable estimates of the costs associated with each site. In accordance with US GAAP, our accruals represent the amount within the range that we believe is the best estimate or the low end of a range of estimates if no point within the range is a better estimate. When we believe that both the amount of a particular liability and the timing of the payments are reliably determinable, we adjust the cost in current dollars using a rate of 3% for inflation until the time of expected payment and discount the cost to present value using current risk-free interest rates. As of August 27, 2016, the risk-free interest rates we utilized ranged from 1.6% to 2.3%.

For environmental liabilities that have been discounted, we include interest accretion, based on the effective interest method, in selling and administrative expenses on the Consolidated Statements of Income. The changes to the amounts of our environmental liabilities for the years ended August 27, 2016 and August 29, 2015 are as follows (in thousands):

Year ended	August 27, 2016	August 29, 2015
Beginning balance	$23,307	$19,846
Costs incurred for which reserves have been provided	(1,417)	(2,014)
Insurance proceeds	101	121
Interest accretion	669	603
Changes in discount rates	1,348	224
Revisions in estimates	2,740	4,527

Ending balance	$26,748	$23,307

Anticipated payments and insurance proceeds of currently identified environmental remediation liabilities as of August 27, 2016 for the next five fiscal years and thereafter, as measured in current dollars, are reflected below (in thousands).

Fiscal year ended August	2017	2018	2019	2020	2021	Thereafter	Total
Estimated costs – current dollars	$9,673	$1,859	$1,492	$1,284	$1,172	$12,390	$27,870

Estimated insurance proceeds	(173)	(159)	(173)	(159)	(173)	(1,128)	(1,965)

Net anticipated costs	$9,500	$1,700	$1,319	$1,125	$999	$11,262	$25,905

Effect of inflation							7,256
Effect of discounting							(6,413)

Balance as of August 27, 2016							$26,748

Estimated insurance proceeds are primarily received from an annuity received as part of our legal settlement with an insurance company. Annual proceeds of approximately $0.3 million are deposited into an escrow account which funds remediation and monitoring costs for three sites related to our former operations in Williamstown, Vermont. Annual proceeds received but not expended in the current year accumulate in this account and may be used in future years for costs related to this site through the year 2027. As of August 27, 2016, the balance in this escrow account, which is held in a trust and is not recorded in our Consolidated Balance Sheet, was approximately $3.4 million. Also included in estimated insurance proceeds are amounts we are entitled to receive pursuant to legal settlements as reimbursements from three insurance companies for estimated costs at the site in Uvalde, Texas.

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

On September 19, 2016, we completed an acquisition of Arrow Uniform (“Arrow”) for approximately $122.0 million. The all-cash transaction is structured as an asset acquisition, with UniFirst acquiring substantially all of Arrow’s assets and virtually none of its liabilities. Arrow, headquartered in Taylor, Michigan, provides uniform and facility service rental programs as well as direct sale uniform programs to a wide range of large and small customers. Arrow operates from 12 locations with nearly 700 employees in five Midwestern states.

Contractual Obligations and Other Commercial Commitments

The following information is presented as of August 27, 2016 (in thousands).

Payments Due by Fiscal Period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Retirement plan benefit payments	$39,696	$1,868	$3,217	$3,400	$31,211
Asset retirement obligations	13,032	1,275	—	1,165	10,592
Operating leases	32,566	8,698	12,861	8,736	2,271

Total contractual cash obligations	$85,294	$11,841	$16,078	$13,301	$44,074

We have uncertain tax positions that are reserved totaling $3.7 million as of August 27, 2016 that are excluded from the above table as we cannot make a reasonably reliable estimate of the period of cash settlement with the respective taxing authority.

We have accrued $26.7 million in costs related to certain environmental obligations we have to address under terms of consent orders negotiated with the applicable environmental authorities or otherwise. Refer to “Environmental and Legal Contingencies”, above for additional discussion on our environmental obligations.

As discussed above under “Long-Term Debt and Borrowing Capacity”, as of August 27, 2016, we had borrowing capacity of $250.0 million under our Credit Agreement, of which approximately $197.0 million was available for borrowing. Also, as of such date, we had no outstanding borrowings and letters of credit outstanding of $53.0 million. All letters of credit expire in less than one year. We expect to replace the Credit Agreement prior to its maturity with a new revolving line of credit on appropriate terms.

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

As of August 27, 2016, we had forward contracts with a notional value of approximately 17.1 million CAD outstanding and recorded the fair value of the contracts of $0.1 million in other long-term assets and $0.1 million in prepaid expenses and other current assets with a corresponding gain in accumulated other comprehensive (loss) income of $0.1 million, which was recorded net of tax. During the fiscal year ended August 27, 2016, we reclassified $0.2 million from accumulated other comprehensive (loss) income to revenue, related to the derivative financial instruments. The gain in accumulated other comprehensive (loss) income as of August 27, 2016 is expected to be reclassified to revenues prior to its maturity on February 22, 2019.

Off Balance Sheet Arrangements

As of August 27, 2016 and August 29, 2015, we did not have any off balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Securities and Exchange Commission Regulation S-K.

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

Energy Costs

Significant increases in energy costs, specifically with respect to natural gas and gasoline, can materially affect our operating costs. During fiscal 2016, our energy costs, which include fuel, natural gas, and electricity, represented approximately 3.8% of our total revenue.

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

In February 2015, the FASB issued updated accounting guidance on consolidation requirements. This update changes the guidance with respect to the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. This guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015, with early adoption permitted. Accordingly, the standard became effective for us on August 28, 2016. We expect that adoption of this guidance will not have a material impact on our financial statements.

In April 2015, the FASB issued updated guidance on the presentation of debt issuance costs. This update changes the guidance with respect to presenting such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. This guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015, with early adoption permitted. Accordingly, the standard became effective for us on August 28, 2016. We expect that adoption of this guidance will not have a material impact on our financial statements.

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

In September 2015, the FASB issued updated guidance that require an entity to recognize adjustments made to provisional amounts that are identified in a business combination be recorded in the period such adjustments are determined, rather than retrospectively adjusting previously reported amounts. This guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015, and is to be applied prospectively, with early adoption permitted. Accordingly, the standard became effective for us on August 28, 2016. We expect that adoption of this guidance will not have a material impact on our financial statements.

In November 2015, the FASB issued updated guidance on the presentation of deferred income taxes. This update requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. This guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016 and is to be applied prospectively, and may also be applied retrospectively to all periods presented, with early adoption permitted. We adopted this standard prospectively on February 27, 2016, and prior periods were not retroactively adjusted.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

We have determined that all of our foreign subsidiaries operate primarily in local currencies that represent the functional currencies of such subsidiaries. All assets and liabilities of our foreign subsidiaries are translated into U.S. dollars using the exchange rate prevailing at the balance sheet date. The effects of exchange rate fluctuations on the translation of assets and liabilities are recorded as a component of shareholders’ equity. Revenues and expenses are translated at the average exchange rates in effect during each month of the fiscal year. As such, our financial condition and operating results are affected by fluctuations in the value of the U.S. dollar as compared to currencies in foreign countries. Revenues denominated in currencies other than the U.S. dollar represented approximately 7.9%, 8.4% and 9.8% of our total consolidated revenues for the fiscal years ended August 27, 2016, August 29, 2015 and August 30, 2014, respectively. Total assets denominated in currencies other than the U.S. dollar represented approximately 8.2% and 8.9% of our total consolidated assets at August 27, 2016 and August 29, 2015, respectively. If exchange rates had increased or decreased by 10% from the actual rates in effect during the year ended August 27, 2016, our revenues and assets for the year ended and as of August 27, 2016 would have increased or decreased by approximately $11.6 million and $13.9 million, respectively.

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

As of August 27, 2016, we had forward contracts with a notional value of approximately 17.1 million CAD outstanding and recorded the fair value of the contracts of $0.1 million in other long-term assets and $0.1 million in prepaid expenses and other current assets with a corresponding gain in accumulated other comprehensive (loss) income of $0.1 million, which was recorded net of tax. During the fiscal year ended August 27, 2016, we reclassified $0.2 million from accumulated other comprehensive (loss) income to revenue, related to the derivative financial instruments. The gain in accumulated other comprehensive (loss) income as of August 27, 2016 is expected to be reclassified to revenues prior to its maturity on February 22, 2019.

Other than the forward contracts discussed above, we do not operate a hedging program to mitigate the effect of a significant change in the value of the functional currencies of our foreign subsidiaries, which include the Canadian dollar, euro, British pound, Mexican peso and Nicaraguan cordoba, as compared to the U.S. dollar. Any losses or gains resulting from unhedged foreign currency transactions, including exchange rate fluctuations on intercompany accounts are reported as transaction losses (gains) in our other (income) expense. The intercompany payables and receivables are denominated in Canadian dollars, euros, British pounds, Mexican pesos and Nicaraguan cordobas. During the year ended August 27, 2016, transaction losses included in other (income) expense was approximately $0.3 million. If exchange rates had changed by 10% during the year ended August 27, 2016, we would have recognized exchange gains or losses of approximately $0.8 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Statements of Income

UniFirst Corporation and Subsidiaries

Year ended (In thousands, except per share data)	August 27, 2016	August 29, 2015	August 30, 2014
Revenues	$1,468,046	$1,456,605	$1,394,897

Operating expenses:
Cost of revenues (1)	900,427	884,664	858,306
Selling and administrative expenses (1)	284,847	294,444	271,564
Depreciation and amortization	81,612	77,113	71,752
Total operating expenses	1,266,886	1,256,221	1,201,622

Income from operations	201,160	200,384	193,275

Other (income) expense:
Interest expense	927	873	772
Interest income	(3,470)	(3,310)	(3,131)
Foreign exchange loss	332	1,553	283
Total other (income) expense	(2,211)	(884)	(2,076)

Income before income taxes	203,371	201,268	195,351
Provision for income taxes	78,345	76,969	75,426

Net income	$125,026	$124,299	$119,925

Income per share – Basic:
Common Stock	$6.51	$6.50	$6.29
Class B Common Stock	$5.21	$5.20	$5.03

Income per share – Diluted:
Common Stock	$6.17	$6.15	$5.95

Income allocated to – Basic:
Common Stock	$99,282	$98,665	$94,849
Class B Common Stock	$25,093	$24,761	$23,705

Income allocated to – Diluted:
Common Stock	$124,409	$123,472	$118,626

Weighted average number of shares outstanding – Basic:
Common Stock	15,245	15,182	15,080
Class B Common Stock	4,816	4,763	4,711

Weighted average number of shares outstanding – Diluted:
Common Stock	20,154	20,079	19,939

Dividends per share:
Common Stock	$0.15	$0.15	$0.15
Class B Common Stock	$0.12	$0.12	$0.12

(1)	Exclusive of depreciation on the Company’s property, plant and equipment and amortization of its intangible assets.

The accompanying notes are an integral part of these

Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income

UniFirst Corporation and Subsidiaries

Year ended (In thousands)	August 27, 2016	August 29, 2015	August 30, 2014
Net income	$125,026	$124,299	$119,925

Other comprehensive (loss) income:
Foreign currency translation adjustments	(391)	(23,134)	(2,852)
Pension benefit liabilities, net of income taxes	(3,532)	525	(1,126)
Change in fair value of derivatives, net of income taxes	(398)	708	—
Derivative financial instruments (gain) loss reclassified	(215)	21	—

Other comprehensive (loss) income	(4,536)	(21,880)	(3,978)

Comprehensive income	120,490	102,419	115,947

The accompanying notes are an integral part of these

Consolidated Financial Statements.

Consolidated Balance Sheets

UniFirst Corporation and Subsidiaries

(In thousands, except share and par value data)	August 27, 2016 (1)	August 29, 2015
Assets
Current assets:
Cash and cash equivalents	$363,795	$276,553
Receivables, less reserves of $7,675 and $6,007 respectively	156,578	151,851
Inventories	78,887	80,449
Rental merchandise in service	138,105	140,384
Prepaid and deferred income taxes	10,418	204
Prepaid expenses and other current assets	29,831	12,382

Total current assets	777,614	661,823

Property, plant and equipment, net	539,818	513,853
Goodwill	320,641	313,133
Customer contracts, net	35,854	38,024
Other intangible assets, net	2,810	2,025
Deferred income taxes	97	1,475
Other assets	25,173	2,904
Total assets	$1,702,007	$1,533,237

Liabilities and shareholders’ equity
Current liabilities:
Loans payable	$—	$1,385
Accounts payable	50,884	50,826
Accrued liabilities	100,782	113,022
Accrued and deferred income taxes	969	18,878

Total current liabilities	152,635	184,111

Accrued liabilities	104,921	54,566
Accrued and deferred income taxes	79,670	52,352

Total liabilities	337,226	291,029

Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred Stock, $1.00 par value; 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $0.10 par value; 30,000,000 shares authorized; 15,415,125 and 15,246,588 shares issued and outstanding in 2016 and 2015, respectively	1,542	1,525
Class B Common Stock, $0.10 par value; 20,000,000 shares authorized; 4,849,519 and 4,854,519 shares issued and outstanding in 2016 and 2015, respectively	485	485
Capital surplus	72,561	67,611
Retained earnings	1,319,142	1,197,000
Accumulated other comprehensive (loss) income	(28,949)	(24,413)

Total shareholders’ equity	1,364,781	1,242,208

Total liabilities and shareholders’ equity	$1,702,007	$1,533,237

(1)

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

The accompanying notes are an integral part of these

Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Equity

UniFirst Corporation and Subsidiaries

(In thousands)	Common Shares	Class B Common Shares	Common Stock	Class B Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Equity

Balance, August 31, 2013	15,130	4,872	$1,513	$487	$51,445	$958,508	$1,445	$1,013,398
Net income	—	—	—	—	—	119,925	—	119,925
Pension benefit liabilities, net (1)	—	—	—	—	—	—	(1,126)	(1,126)
Foreign currency translation	—	—	—	—	—	—	(2,852)	(2,852)
Dividends declared	—	—	—	—	—	(2,861)	—	(2,861)
Shares converted	12	(12)	1	(1)	—	—	—	—
Share-based compensation, net (2)	(36)	—	(3)	—	2,079	—	—	2,076
Share-based awards exercised, net (1)(3)	84	—	8	—	5,891	—	—	5,899

Balance, August 30, 2014	15,190	4,860	$1,519	$486	$59,415	$1,075,572	$(2,533)	$1,134,459
Net income	—	—	—	—	—	124,299	—	124,299
Pension benefit liabilities, net (1)	—	—	—	—	—	—	525	525
Change in fair value of derivatives	—	—	—	—	—	—	729	729
Foreign currency translation	—	—	—	—	—	—	(23,134)	(23,134)
Dividends declared	—	—	—	—	—	(2,871)	—	(2,871)
Shares converted	1	(1)	—	—	—	—	—	—
Share-based compensation, net (2)	(36)	(5)	(4)	(1)	406	—	—	401
Share-based awards exercised, net (1)(3)	91	—	10	—	7,790	—	—	7,800

Balance, August 29, 2015	15,246	4,854	$1,525	$485	$67,611	$1,197,000	$(24,413)	$1,242,208
Net income	—	—	—	—	—	125,026	—	125,026
Pension benefit liabilities, net (1)	—	—	—	—	—	—	(3,532)	(3,532)
Change in fair value of derivatives	—	—	—	—	—	—	(613)	(613)
Foreign currency translation	—	—	—	—	—	—	(391)	(391)
Dividends declared	—	—	—	—	—	(2,884)	—	(2,884)
Share-based compensation, net (2)	104	(5)	10	—	(343)	—	—	(333)
Share-based awards exercised, net (1)(3)	65	—	7	—	5,293	—	—	5,300
Balance, August 27, 2016	15,415	4,849	$1,542	$485	$72,561	$1,319,142	$(28,949)	$1,364,781

(1)	These amounts are shown net of the effect of income taxes.

(2)	These amounts are shown net of any shares withheld by the Company to satisfy certain tax withholdings obligations in connection with the vesting of certain shares of restricted stock.

(3)	These amounts include excess tax benefits that the Company realized as part of the exercise of share-based awards.

The accompanying notes are an integral part of these

Consolidated Financial Statements.

Consolidated Statements of Cash Flows

UniFirst Corporation and Subsidiaries

Year ended (In thousands)	August 27, 2016	August 29, 2015	August 30, 2014
Cash flows from operating activities:
Net income	$125,026	$124,299	$119,925
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	72,983	68,164	62,791
Amortization of intangible assets	8,629	8,949	8,961
Amortization of deferred financing costs	184	209	209
Share-based compensation	5,628	5,366	5,601
Accretion on environmental contingencies	669	603	716
Accretion on asset retirement obligations	826	690	941
Deferred income taxes	9,899	(3,473)	8,439
Changes in assets and liabilities, net of acquisitions:
Receivables, less reserves	(3,949)	(3,494)	(11,541)
Inventories	1,467	(2,236)	(4,450)
Rental merchandise in service	3,945	4,900	(14,002)
Prepaid expenses and other current assets	(38,443)	(4,005)	2,623
Accounts payable	49	(7,648)	13,646
Accrued liabilities	31,954	17,832	6,890
Prepaid and accrued income taxes	(11,231)	16,761	(6,130)
Net cash provided by operating activities	207,636	226,917	194,619

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(16,583)	(22,359)	(3,635)
Capital expenditures	(98,235)	(101,163)	(91,808)
Other	149	(747)	1,269
Net cash used in investing activities	(114,669)	(124,269)	(94,174)

Cash flows from financing activities:
Proceeds from loans payable and long-term debt	—	6,866	9,388
Payments on loans payable and long-term debt	(1,301)	(13,055)	(113,247)
Payment of deferred financing costs	(813)	—	—
Proceeds from exercise of share-based awards, including excess tax benefits	5,313	7,799	5,899
Taxes withheld and paid related to net share settlement of equity awards	(5,965)	(5,002)	(3,527)
Payment of cash dividends	(2,878)	(2,869)	(2,860)
Net cash used in financing activities	(5,644)	(6,261)	(104,347)

Effect of exchange rate changes	(81)	(11,603)	(1,808)

Net increase (decrease) in cash and cash equivalents	87,242	84,784	(5,710)
Cash and cash equivalents at beginning of period	276,553	191,769	197,479

Cash and cash equivalents at end of period	$363,795	$276,553	$191,769

Supplemental disclosure of cash flow information:
Interest paid	$763	$662	$763
Income taxes paid, net of refunds received	$73,658	$59,826	$69,755

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

Fiscal Year

The Company’s fiscal year ends on the last Saturday in August. For financial reporting purposes, fiscal 2016, fiscal 2015 and fiscal 2014 consisted of 52 weeks.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market securites, and bank short-term investments with maturities of less than ninety days at the date of purchase.

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

The components of inventory as of August 27, 2016 and August 29, 2015 were as follows (in thousands):

	August 27, 2016	August 29, 2015
Raw materials	$16,826	$17,658
Work in process	2,275	2,415
Finished goods	59,786	60,376
Total inventory	$78,887	$80,449

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

The components of property, plant and equipment as of August 27, 2016 and August 29, 2015 were as follows (in thousands):

	August 27, 2016	August 29, 2015
Land, buildings and leasehold equipment	$432,716	$402,781
Machinery and equipment	569,627	535,698
Motor vehicles	198,770	193,643
	1,201,113	1,132,122
Less: accumulated depreciation	661,295	618,269
Total property, plant and equipment	$539,818	$513,853

The Company provides for depreciation on the straight-line method based on the date the asset is placed in service using the following estimated useful lives:

Buildings (in years)	30	-	40
Building components (in years)	10	-	20
Leasehold improvements	Shorter of useful life or term of lease
Machinery and equipment (in years)	3	-	10
Motor vehicles (in years)	3	-	5

Long-lived assets, including property, plant and equipment, are evaluated for impairment whenever events or circumstances indicate an asset may be impaired. There have been no material impairments of long-lived assets in fiscal 2016, 2015 or 2014. Expenditures for computer software, including amounts capitalized related to the Company’s ongoing project to update its customer relationship management (“CRM”) systems, are included within machinery and equipment. As of August 27, 2016, the Company had capitalized approximately $47.9 million related to its CRM project, which has not been placed in service as of that date.

Goodwill and Other Intangible Assets

In accordance with US GAAP, the Company does not amortize goodwill. Instead, the Company tests goodwill for impairment on an annual basis. Management completes its annual goodwill impairment test in the fourth quarter of each fiscal year. In addition, US GAAP requires that companies test goodwill if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit to which goodwill is assigned below its carrying amount. The Company’s evaluation considers changes in the operating environment, competitive information, market trends, operating performance and cash flow modeling.

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

Definite-lived intangible assets are amortized over their estimated useful lives, which are based on management’s estimates of the period that the assets will generate economic benefits. Definite-lived intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable in accordance with US GAAP. There were no impairments of goodwill or indicators of impairment for definite-lived intangible assets in fiscal 2016, 2015 or 2014.

As of August 27, 2016, definite-lived intangible assets have a weighted average useful life of approximately 14.1 years. Customer contracts have a weighted average useful life of approximately 14.8 years and other intangible assets, net, which consist of primarily, restrictive covenants, deferred financing costs and trademarks, have a weighted average useful life of approximately 5.3 years.

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

The estimated liability for environmental contingencies has been discounted as of August 27, 2016 using risk-free interest rates ranging from 1.6% to 2.3% over periods ranging from ten to thirty years. The estimated current costs, net of legal settlements with insurance carriers, have been adjusted for the estimated impact of inflation at 3% per year. Changes in enacted laws, regulatory orders or decrees, management’s estimates of costs, risk-free interest rates, insurance proceeds, participation by other parties, the timing of payments, the input of the Company’s attorneys and outside consultants or other factual circumstances could have a material impact on the amounts recorded for environmental and other contingent liabilities. Refer to Note 11, “Commitments and Contingencies”, of these Consolidated Financial Statements for additional discussion and analysis.

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

The Company has recognized as a liability the present value of the estimated future costs to decommission its nuclear laundry facilities. The Company depreciates, on a straight-line basis, the amount added to property, plant and equipment and recognizes accretion expense in connection with the discounted liability over the various remaining lives which range from approximately one to twenty-eight years.

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

Insurance

The Company is self-insured for certain obligations related to health, workers’ compensation, vehicles and general liability programs. The Company also purchases stop-loss insurance policies in certain instances to protect itself from catastrophic losses. Judgments and estimates are used in determining the potential value associated with reported claims and for events that have occurred, but have not been reported. The Company’s estimates consider historical claims experience and other factors. In certain cases where partial insurance coverage exists, we must estimate the portion of the liability that will be covered by existing insurance policies to arrive at our net expected liability. Receivables for insurance recoveries are recorded as assets, on an undiscounted basis. The Company’s liabilities are based on estimates, and, while the Company believes that its accruals are adequate, the ultimate liability may be significantly different from the amounts recorded. Changes in claims experience, the Company’s ability to settle claims or other estimates and judgments used by management could have a material impact on the amount and timing of expense for any period.

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

The Company has undistributed earnings from its foreign subsidiaries of approximately $124.8 million as of August 27, 2016. The Company considers these undistributed earnings as indefinitely reinvested and therefore has not provided for U.S. income taxes or foreign withholding taxes. If these earnings were ultimately distributed to the U.S. in the form of dividends or otherwise, or if the shares of its international subsidiaries were sold or transferred, the Company would likely be subject to additional U.S. income taxes, net of the impact of any available foreign tax credits as well as foreign withholding taxes. It is not practicable to estimate the amount of unrecognized deferred U.S. taxes on these undistributed earnings.

Advertising Costs

Advertising costs are expensed as incurred and are classified as selling and administrative expenses. The Company incurred advertising costs of $1.5 million, $1.3 million and $1.5 million for the fiscal years ended August 27, 2016, August 29, 2015 and August 30, 2014, respectively.

Share-Based Compensation

The Company adopted a stock incentive plan (the “1996 Plan”) in November 1996 and reserved 1,500,000 shares of Common Stock for issuance under the 1996 Plan. The 1996 Plan provided for the issuance of stock options and stock appreciation rights (collectively referred to as “Share-Based Awards”). The Company ceased granting new awards under the 1996 Plan as of January 21, 2011, and the 1996 Plan expired in accordance with its terms on January 8, 2012. The Company adopted a stock incentive plan (the “2010 Plan”) in October 2010 and reserved 600,000 shares of Common Stock for issuance under the 2010 Plan. The 2010 Plan replaced the Company’s 1996 Plan. The 2010 Plan permits the award of incentive and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, performance shares, dividend equivalent rights and cash-based awards.  No awards may be made under the 2010 Plan after January 11, 2021. On October 27, 2014, the Board of Directors, subject to the approval of the Company’s shareholders, which was received at the 2015 annual meeting of shareholders, adopted an amendment to the 2010 Plan to, among other matters, reserve for issuance an additional 750,000 shares and extend to 2025 the time period awards may be granted under the 2010 Plan. As of August 27, 2016, the number of remaining shares available for future grants under the 2010 Plan was 787,010. Share-based compensation, which includes expense related to Share-Based Awards and unrestricted and restricted stock grants, has been recorded in the accompanying Consolidated Statements of Income in selling and administrative expenses.

All Share-Based Awards issued to management were recommended to the Board of Directors by the Compensation Committee and approved by the Board of Directors. All Share-Based Awards and shares of unrestricted stock issued to the Company’s non-employee members of the Board of Directors (the “Directors”) under the 2010 Plan were recommended to the Board of Directors by the Compensation Committee and approved by the Board of Directors. Share-Based Awards and shares of unrestricted stock granted to non-employee Directors are granted on the third business day following the annual shareholders’ meeting.

All Share-Based Awards issued to employees were granted with an exercise price equal to the fair market value of the Company’s Common Stock on the date of grant and are subject to a five-year cliff-vesting schedule under which the awards become fully vested or exercisable after five years from the date of grant and expire ten years after the grant date. Share-Based Awards and shares of unrestricted stock granted to the Company’s non-employee Directors were fully vested as of the date of grant. Prior to fiscal 2009, non-employee Director Share-Based Award grants expired ten years from the grant date. Beginning in fiscal 2009, non-employee Director Share-Based Award grants expire on the earlier of the eighth anniversary of the grant date or the second anniversary of the date that the Director ceases to be a member of the Board of Directors.

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

Compensation expense for all Share-Based Awards is recognized ratably over the related vesting period. Certain Share-Based Awards and shares of unrestricted stock were granted during fiscal 2016, 2015 and 2014 to non-employee Directors of the Company, which were fully vested upon grant and, with respect to stock appreciation rights, expire eight years after the grant date. Accordingly, compensation expense related to these Share-Based Awards and shares of unrestricted stock in fiscal 2016, 2015 and 2014 were recognized on the date of grant.

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

On April 21, 2016, the Company entered into an Amended and Restated Employment Agreement (the “Amended Employment Agreement”) with Ronald D. Croatti, the Company’s Chairman, Chief Executive Officer and President, which extended the term of Mr. Croatti’s existing Employment Agreement, dated as of April 5, 2010, that expired on April 5, 2016. The Amended Employment Agreement provides for the employment of Mr. Croatti for a term of four years, subject to earlier termination as set forth in the Amended Employment Agreement.

Also on April 21, 2016, the Company entered into a Restricted Stock Award Agreement (the “Award Agreement”) with Mr. Croatti pursuant to which the Company granted 140,000 shares (the “Performance Restricted Shares”) of restricted Common Stock to Mr. Croatti, of which all remain unvested as of August 27, 2016. The number of Performance Restricted Shares to be earned will depend on whether and the extent to which the Company achieves certain consolidated revenues and adjusted operating margins as set forth in the Award Agreement during certain performance periods set forth in such agreement, including performance periods relating to the second half of fiscal year 2016 and fiscal years 2017 and 2018 (collectively, the “Performance Criteria”). The threshold, target and maximum numbers of Performance Restricted Shares eligible to be earned under the Award Agreement are 100,000, 120,000 and 140,000, respectively. The Performance Restricted Shares earned upon achievement of the Performance Criteria will vest in two equal amounts on the third and fourth anniversaries of the grant date provided that Mr. Croatti continues to be employed by the Company on each such date. In the event that Mr. Croatti’s employment is terminated without cause or by reason of death or disability prior to the vesting of the Performance Restricted Shares, all of the Performance Restricted Shares that have been or will be earned upon achievement of the Performance Criteria through the end of the fiscal year during which such termination occurred will become fully vested.

The fair value of each Share-Based Award is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used:

Fiscal year ended August	2016	2015	2014
Risk-free interest rate	1.76%	1.92%	1.90%
Expected dividend yield	0.25%	0.27%	0.27%
Expected life in years	7.40	7.44	7.45
Expected volatility	29.3%	32.2%	32.9%

The weighted average fair values of Share-Based Awards granted during fiscal years 2016, 2015 and 2014 were $35.81, $40.06 and $39.08, respectively.

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

The following table sets forth the computation of basic earnings per share using the two-class method for amounts attributable to the Company’s shares of Common Stock and Class B Common Stock (in thousands, except per share data):

Year ended	August 27, 2016	August 29, 2015	August 30, 2014

Net income available to shareholders	$125,026	$124,299	$119,925

Allocation of net income for Basic:
Common Stock	$99,282	$98,665	$94,849
Class B Common Stock	25,093	24,761	23,705
Unvested participating shares	651	873	1,371
	$125,026	$124,299	$119,925

Weighted average number of shares for Basic:
Common Stock	15,245	15,182	15,080
Class B Common Stock	4,816	4,763	4,711
Unvested participating shares	107	153	249
	20,168	20,098	20,040

Earnings per share for Basic:
Common Stock	$6.51	$6.50	$6.29
Class B Common Stock	$5.21	$5.20	$5.03

The Company calculates diluted EPS for Common Stock using the more dilutive of the following two methods:

•	The treasury stock method; or

•	The two-class method assuming a participating security is not exercised or converted.

For the years ended August 27, 2016, August 29, 2015 and August 30, 2014, the Company’s diluted EPS assumes the conversion of all vested Class B Common Stock into Common Stock and uses the two-class method for its unvested participating shares as it was the more dilutive of the two approaches. The following presents a reconciliation of basic and diluted net income per share (in thousands, except per share data):

	Year Ended August 27, 2016			Year Ended August 29, 2015			Year Ended August 30, 2014
	Earnings			Earnings			Earnings
	to Common	Common		to Common	Common		to Common	Common
	shareholders	Shares	EPS	shareholders	Shares	EPS	shareholders	Shares	EPS

As reported – Basic	$99,282	15,245	$6.51	98,665	15,182	$6.50	$94,849	15,080	$6.29

Add: effect of dilutive potential common shares
Share-Based Awards	—	93		—	134		—	148
Class B Common Stock	25,093	4,816		24,761	4,763		23,705	4,711

Add: Undistributed earnings allocated to unvested participating shares	636	—		853	—		1,339	—

Less: Undistributed earnings reallocated to unvested participating shares	(602)	—		(807)	—		(1,267)	—

Diluted EPS – Common Stock	$124,409	20,154	$6.17	123,472	20,079	$6.15	$118,626	19,939	$5.95

Share-Based Awards that would result in the issuance of 9,883 shares of Common Stock were excluded from the calculation of diluted earnings per share for the year ended August 27, 2016 because they were anti-dilutive. Share-Based Awards that would result in the issuance of 10,702 shares of Common Stock were excluded from the calculation of diluted earnings per share for the year ended August 29, 2015 because they were anti-dilutive. Share-Based Awards that would result in the issuance of 185 shares of Common Stock were excluded from the calculation of diluted earnings per share for the year ended August 30, 2014 because they were anti-dilutive.

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

In February 2015, the FASB issued updated accounting guidance on consolidation requirements. This update changes the guidance with respect to the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. This guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015, with early adoption permitted. Accordingly, the standard became effective for the Company on August 28, 2016. The Company expects that adoption of this guidance will not have a material impact on its financial statements.

In April 2015, the FASB issued updated guidance on the presentation of debt issuance costs. This update changes the guidance with respect to presenting such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. This guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015, with early adoption permitted. Accordingly, the standard became effective for the Company on August 28, 2016. The Company expects that adoption of this guidance will not have a material impact on its financial statements.

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

In September 2015, the FASB issued updated guidance that require an entity to recognize adjustments made to provisional amounts that are identified in a business combination be recorded in the period such adjustments are determined, rather than retrospectively adjusting previously reported amounts. This guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015, and is to be applied prospectively, with early adoption permitted. Accordingly, the standard became effective for the Company on August 28, 2016. The Company expects that adoption of this guidance will not have a material impact on its financial statements.

In November 2015, the FASB issued updated guidance on the presentation of deferred income taxes. This update requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. This guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016 and is to be applied prospectively, and may also be applied retrospectively to all periods presented, with early adoption permitted. We adopted this standard prospectively on February 27, 2016, and prior periods were not retroactively adjusted.

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

2. Acquisitions

During the fiscal year ended August 27, 2016, the Company completed six business acquisitions with an aggregate purchase price of approximately $17.7 million. The results of operations of these acquisitions have been included in the Company’s consolidated financial results since their respective acquisition dates. These acquisitions were not significant in relation to the Company’s consolidated financial results and, therefore, pro forma financial information has not been presented.

Aggregate information relating to the acquisition of businesses which were accounted for as purchases is as follows (in thousands, except number of businesses acquired):

Year ended	August 27, 2016	August 29, 2015	August 30, 2014
Number of businesses acquired	6	7	7
Tangible assets acquired	$3,572	$4,179	$949
Intangible assets and goodwill acquired	14,239	18,190	2,686
Liabilities assumed	(80)	(10)	—

Acquisition of businesses	$17,731	$22,359	$3,635

Tangible assets acquired primarily relate to accounts receivable, inventory, prepaid expenses and property, plant and equipment. Liabilities assumed primarily relate to accounts payable and accrued liabilities.

The amount assigned to intangible assets acquired was based on their respective fair values determined as of the acquisition date. The excess of the purchase price over the tangible and intangible assets was recorded as goodwill. In fiscal 2016 and 2015, all of the goodwill was allocated to the US and Canadian Rental and Cleaning segment and is deductible for tax purposes.

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

All financial assets or liabilities that are measured at fair value on a recurring basis (at least annually) have been segregated into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date.  The assets or liabilities measured at fair value on a recurring basis are summarized in the tables below (in thousands):

	As of August 27, 2016
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents	$172,760	$—	$—	$172,760
Pension plan assets	—	4,753	—	4,753
Foreign currency forward contracts	—	188	—	188
Total assets at fair value	$172,760	$4,941	$—	$177,701

	As of August 29, 2015
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents	$42,093	$—	$—	$42,093
Pension plan assets	—	4,757	—	4,757
Foreign currency forward contracts	—	524	—	524
Total assets at fair value	$42,093	$5,281	$—	$47,374

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

4. Income Taxes

The provision for income taxes consists of the following (in thousands):

Year ended	August 27, 2016	August 29, 2015	August 30, 2014
Current:
Federal	$54,654	$65,656	$54,005
Foreign	1,672	3,350	3,480
State	9,996	11,184	9,216
Total current	$66,322	$80,190	$66,701

Deferred:
Federal	$10,803	$(2,705)	$6,838
Foreign	(217)	34	59
State	1,437	(550)	1,828
Total deferred	$12,023	$(3,221)	$8,725

Total	$78,345	$76,969	$75,426

The following table reconciles the provision for income taxes using the statutory federal income tax rate to the actual provision for income taxes:

	August 27, 2016	August 29, 2015	August 30, 2014
Income taxes at the statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes	3.5	3.5	3.8
Adjustments to tax reserves	0.2	0.1	0.1
Foreign tax rate differential	-0.4	-0.7	-0.5
Permanent and other	0.2	0.3	0.2
Total	38.5%	38.2%	38.6%

The tax effect of items giving rise to the Company’s deferred tax assets and liabilities is as follows (in thousands):

	August 27, 2016	August 29, 2015
Deferred Tax Assets
Payroll and benefit related	$25,091	$22,533
Insurance related	14,404	14,565
Environmental	10,465	9,119
Other	10,320	10,438
Total deferred tax assets	$60,280	$56,655

Deferred Tax Liabilities
Tax in excess of book depreciation	$48,414	$36,888
Purchased intangible assets	35,697	33,428
Rental merchandise in service	51,869	51,772
Total deferred tax liabilities	135,980	122,088

Net deferred tax liability	$75,700	$65,433

The Company has evaluated its deferred tax assets and believes that they will be fully recovered. As a result, the Company has not established a valuation allowance.

As of August 27, 2016 and August 29, 2015, there was $3.3 million and $0.9 million, respectively, in total unrecognized tax benefits, which if recognized, would favorably impact the Company’s effective tax rate. The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense which is consistent with the recognition of these items in prior reporting periods. As of August 27, 2016 and August 29, 2015, the Company had accrued a total of $0.1 million in interest and penalties, in its long-term accrued liabilities.  For the years ended August 27, 2016, August 29, 2015 and August 30, 2014 the Company recognized a nominal expense in its Consolidated Statement of Income related to interest and penalties.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at August 30, 2014	$1,170
Additions based on tax positions related to the current year	395
Statute expirations	(253)

Balance at August 29, 2015	$1,312
Additions based on tax positions related to the current year	424
Additions for tax positions of prior years	2,145
Statute expirations	(138)

Balance at August 27, 2016	$3,743

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

5. Loans Payable and Long-term Debt

As of August 27, 2016, the Company had no loans payable outstanding compared to August 29, 2015 when it had $1.4 million of loans payable outstanding.

On April 11, 2016, the Company entered into an amended and restated $250.0 million unsecured revolving credit agreement (the “Credit Agreement”) with a syndicate of banks, which matures on April 11, 2021. The Credit Agreement amended and restated the Company’s prior $250.0 million revolving credit agreement, which was scheduled to mature on May 4, 2016. Under the Credit Agreement, the Company is able to borrow funds at variable interest rates based on, at its election, the Eurodollar rate or a base rate, plus in each case a spread based on the Company’s consolidated funded debt ratio. Availability of credit requires compliance with certain financial and other covenants, including a maximum consolidated funded debt ratio and minimum consolidated interest coverage ratio as defined in the Credit Agreement. The Company tests its compliance with these financial covenants on a fiscal quarterly basis. At August 27, 2016, the interest rates applicable to the Company’s borrowings under the Credit Agreement would be calculated as LIBOR plus 75 basis points at the time of the respective borrowing. As of August 27, 2016, the Company had no outstanding borrowings and had outstanding letters of credit amounting to $53.0 million, leaving $197.0 million available for borrowing under the Credit Agreement.

As of August 27, 2016, the Company was in compliance with all covenants under the Credit Agreement.

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

As of August 27, 2016, the Company had forward contracts with a notional value of approximately 17.1 million CAD outstanding and recorded the fair value of the contracts of $0.1 million in other long-term assets and $0.1 million in prepaid expenses and other current assets with a corresponding gain in accumulated other comprehensive (loss) income of $0.1 million, which was recorded net of tax. For the fiscal year ended August 27, 2016, the Company reclassified $0.2 million from accumulated other comprehensive (loss) income to revenue, related to the derivative financial instruments. The gain in accumulated other comprehensive (loss) income as of August 27, 2016 is expected to be reclassified to revenues prior to its maturity on February 22, 2019.

7. Employee Benefit Plans

Defined Contribution Retirement Savings Plan

The Company has a defined contribution retirement savings plan with a 401(k) feature for all eligible U.S. and Canadian employees not under collective bargaining agreements. The Company matches a portion of the employee’s contribution and may make an additional contribution at its discretion. Contributions charged to expense under the plan for the years ended August 27, 2016, August 29, 2015 and August 30, 2014 were $13.8 million, $15.8 million and $16.4 million, respectively.

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

The Company maintains an unfunded Supplemental Executive Retirement Plan (“SERP”) for certain eligible employees of the Company. The benefits are based on the employee’s compensation upon retirement. The amount charged to expense related to this plan amounted to approximately $2.4 million, $2.8 million and $2.1 million for the fiscal years ended 2016, 2015 and 2014, respectively.

The Company maintains a non-contributory defined benefit pension plan (“UniFirst Plan”) covering union employees at one of its locations. The benefits are based on years of service. The UniFirst Plan assets are invested in a Guaranteed Deposit Account (“GDA”) that is maintained and operated by Prudential Retirement Insurance and Annuity Company (“PRIAC”). All assets are merged with the general assets of PRIAC and are invested predominantly in privately placed securities and mortgages. At the beginning of each calendar year, PRIAC notifies the Company of the annual rates of interest which will be applied to the amounts held in the Guaranteed Deposit Account during the next calendar year. In determining the interest rate to be applied, PRIAC considers the investment performance of the underlying assets of the prior year; however, regardless of the investment performance the annual interest rate applied per the contract must be a minimum of 3.25%. The amount charged to expense related to this plan amounted to approximately $0.4 million for fiscal years ended 2016, 2015 and 2014.

In connection with one of the Company’s acquisitions, the Company assumed liabilities related to a frozen pension plan covering many of the acquired Company’s former employees (“Textilease Plan”). The pension benefits are based on years of service and the employee’s compensation. The Textilease Plan assets are held in a separate GDA with PRIAC; however the minimum interest rate per the Textilease Plan contract is 1.5%. The amount charged to expense related to this plan amounted to approximately $0.2 million, $0.3 million and $0.2 million for fiscal years ended 2016, 2015 and 2014, respectively.

The Company refers to its UniFirst Plan and Textilease Plan collectively as its “Pension Plans”.

The components of net periodic benefit cost related to the Company’s Pension Plans and SERP for the years ended August 27, 2016, August 29, 2015 and August 30, 2014 were as follows (in thousands):

	Pension Plans			SERP
	2016	2015	2014	2016	2015	2014
Service cost	$204	$192	$172	$819	$821	$615
Interest cost	307	294	328	984	1,133	942
Expected return on assets	(177)	(182)	(183)	—	—	—
Amortization of prior service cost	84	62	62	368	368	368
Amortization of unrecognized loss	105	152	113	274	461	151
Other events	43	174	72	—	—	—
Net periodic benefit cost	$566	$692	$564	$2,445	$2,783	$2,076

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

The Company’s obligations and funded status related to its Pension Plans and SERP as of August 27, 2016 and August 29, 2015 were as follows (in thousands):

	Pension Plans		SERP
	2016	2015	2016	2015
Change in benefit obligation:
Projected benefit obligation, beginning of year	$8,479	$8,755	$23,755	$21,284
Service cost	204	192	819	821
Interest cost	307	294	984	1,133
Amendments	—	263	—	—
Actuarial loss (gain)	506	(228)	5,568	290
Benefits paid	(370)	(314)	(430)	(243)
Settlements	(126)	(483)	—	—
Projected benefit obligation, end of year	$9,000	$8,479	$30,696	$23,285

Change in plan assets:
Fair value of plan assets, beginning of year	$4,757	$5,008	$—	$—
Actual return on plan assets	71	153	—	—
Employer contributions	420	394	—	—
Benefits paid	(370)	(314)	—	—
Settlements	(125)	(484)	—	—
Fair value of plan assets, end of year	$4,753	$4,757	$—	$—

Funded status (net amount recognized):	$(4,247)	$(3,722)	$(30,696)	$(23,285)

As of August 27, 2016 and August 29, 2015, the accumulated benefit obligations for the Company’s Pension Plans were $8.9 million and $8.3 million, respectively. As of August 27, 2016 and August 29, 2015, the accumulated benefit obligations for the Company’s SERP were $30.7 million and $18.6 million, respectively.

The amounts recorded on the Consolidated Balance Sheet for the Company’s Pension Plans and SERP as of August 27, 2016 and August 29, 2015 were as follows (in thousands):

	Pension Plans		SERP
	2016	2015	2016	2015
Deferred tax assets	$1,119	$988	$4,046	$1,975
Accrued liabilities	$4,247	$3,722	$30,696	$23,285
Accumulated other comprehensive loss	$(1,788)	$(1,538)	$(6,463)	$(3,181)

As of August 27, 2016 and August 29, 2015, the amounts recognized in accumulated other comprehensive loss for the Company’s Pension Plans and SERP (in thousands):

	Pension Plans		SERP
	2016	2015	2016	2015
Net actuarial loss	$(1,497)	$(1,199)	$(6,429)	$(2,918)
Unrecognized prior service cost	(291)	(339)	(34)	(263)
Accumulated other comprehensive loss	$(1,788)	$(1,538)	$(6,463)	$(3,181)

The weighted average assumptions used in calculating the Company’s projected benefit obligation as of August 27, 2016 and August 29, 2015, were as follows:

	Pension Plans		SERP
	2016	2015	2016	2015
Discount rate	2.9%	3.8%	3.3%	4.1%
Rate of compensation increase	N/A	N/A	5.0%	5.0%

The weighted average assumptions used in calculating the Company’s net periodic service cost for the years ended August 27, 2016, August 29, 2015 and August 30, 2014, were as follows:

	Pension Plans			SERP
	2016	2015	2014	2016	2015	2014
Discount rate	3.8%	3.6%	4.3%	4.2%	3.8%	4.6%
Expected return on plan assets	3.9%	3.9%	4.0%	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	5.0%	5.0%	5.0%

The following benefit payments, which reflect expected future service, that are expected to be paid for the five fiscal years subsequent to August 27, 2016 and thereafter are as follows (in thousands):

	Pension Plans	SERP
2017	$890	$978
2018	387	1,036
2019	756	1,038
2020	574	1,098
2021	420	1,308
Thereafter	5,973	25,238
Total benefit payments	$9,000	$30,696

8. Goodwill and Other Intangible Assets

As discussed in Note 2, “Acquisitions”, when the Company acquires a business the amount assigned to the tangible assets and liabilities and intangible assets acquired is based on their respective fair values determined as of the acquisition date. The excess of the purchase price over the tangible assets and liabilities and intangible assets is recorded as goodwill. The following details the changes in the Company’s intangible assets and goodwill related to the Company’s acquisitions for the years ended August 27, 2016 and August 29, 2015 as well as the respective periods over which the assets will be amortized (in thousands, except weighted average life in years). These amounts include additional payments associated with prior year acquisitions as well as changes to acquisition purchase allocations that had not been finalized as of the end of the prior fiscal year:

Year ended	August 27, 2016	Weighted Average Life in Years	August 29, 2015	Weighted Average Life in Years
Goodwill	$7,481	N/A	$10,272	N/A
Customer contracts	6,088	14.8	6,199	14.9
Other intangible assets	670	5.3	1,603	5.3

Total intangible assets and goodwill acquired	$14,239		$18,074

The Company does not amortize goodwill, but it is reviewed annually or more frequently if certain indicators arise, for impairment. There were no impairment losses related to goodwill or intangible assets during the years ended August 27, 2016, August 29, 2015 or August 30, 2014.

The changes in the carrying amount of goodwill are as follows (in thousands):

Balance as of August 30, 2014	$303,648
Goodwill recorded during the period	10,272
Other	(787)

Balance as of August 29, 2015	$313,133
Goodwill recorded during the period	7,481
Other	27

Balance as of August 27, 2016	$320,641

As of August 27, 2016, the Company has allocated $315.9 million, $4.1 million and $0.6 million of goodwill to its US and Canadian Rental and Cleaning, Specialty Garments and First Aid segments, respectively.

Intangible assets, net in the Company’s accompanying Consolidated Balance Sheets are as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
August 27, 2016
Customer contracts	$165,405	$129,551	$35,854
Other intangible assets	31,382	28,572	2,810
	$196,787	$158,123	$38,664
August 29, 2015
Customer contracts	$159,451	$121,427	$38,024
Other intangible assets	29,927	27,902	2,025
	$189,378	$149,329	$40,049

Estimated amortization expense for the five fiscal years subsequent to August 27, 2016 and thereafter, based on intangible assets, net as of August 27, 2016 is as follows (in thousands):

2017	$8,940
2018	8,298
2019	5,466
2020	4,795
2021	3,519
Thereafter	7,646
Total estimated amortization expense	$38,664

9. Accrued Liabilities

Accrued liabilities in the accompanying Consolidated Balance Sheet consists of the following (in thousands):

	August 27, 2016	August 29, 2015
Current liabilities:
Payroll and benefit related	$47,423	$48,932
Insurance related	25,612	40,123
Environmental related	9,500	7,254
Asset retirement obligations	1,275	—
Other	16,972	16,713
Total current liabilities	$100,782	$113,022
Long-term liabilities:
Benefit related	$33,966	$26,132
Environmental related	17,247	16,053
Asset retirement obligations	11,757	12,381
Insurance related	41,951	—
Total long-term liabilities	$104,921	$54,566

Total accrued liabilities	$205,703	$167,588

10. Asset Retirement Obligations

Asset retirement obligations generally applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset. Accordingly, the Company recognizes asset retirement obligations in the period in which they are incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Company continues to depreciate, on a straight-line basis, the amount added to property, plant and equipment and recognizes accretion expense in connection with the discounted liability over the various remaining lives which range from approximately one to twenty-eight years.

The Company recognized as a liability the present value of the estimated future costs to decommission its nuclear laundry facilities. The estimated liability is based on historical experience in decommissioning nuclear laundry facilities, estimated useful lives of the underlying assets, external vendor estimates as to the cost to decommission these assets in the future, and federal and state regulatory requirements. The estimated current costs have been adjusted for the estimated impact of inflation at 3% per year. The liability has been discounted using credit-adjusted risk-free rates that range from approximately 7.0% to 7.5% over one to twenty-eight years. Revisions to the liability could occur due to changes in the Company’s estimated useful lives of the underlying assets, estimated dates of decommissioning, changes in decommissioning costs, changes in federal or state regulatory guidance on the decommissioning of such facilities, or other changes in estimates. Changes due to revised estimates will be recognized by adjusting the carrying amount of the liability and the related long-lived asset if the assets are still in service, or charged to expense in the period if the assets are no longer in service.

A rollforward of the Company’s asset retirement liability is as follows (in thousands):

	August 27, 2016	August 29, 2015
Beginning balance	$12,381	$11,675
Accretion expense	826	690
Effect of exchange rate changes	(69)	(484)
Asset retirement liabilities settled	(500)	—
Change in estimate	394	500
Ending balance	$13,032	$12,381

The Company’s asset retirement obligations are included in current and long-term accrued liabilities in the accompanying Consolidated Balance Sheet.

11. Commitments and Contingencies

Lease Commitments

The Company leases certain buildings and equipment from independent parties. Total rent expense on all leases was $10.1 million, $9.8 million and $9.9 million for the fiscal years ended 2016, 2015 and 2014, respectively. Annual minimum lease commitments for the five fiscal years subsequent to August 27, 2016 and thereafter are as follows (in thousands):

2017	$8,698
2018	7,168
2019	5,693
2020	4,914
2021	3,822
Thereafter	2,271
Total lease commitments	$32,566

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

Under environmental laws, an owner or lessee of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances located on, or in, or emanating from, such property, as well as related costs of investigation and property damage. Such laws often impose liability without regard to whether the owner or lessee knew of, or was responsible for the presence of such hazardous or toxic substances. There can be no assurances that acquired or leased locations have been operated in compliance with environmental laws and regulations or that future uses or conditions will not result in the imposition of liability upon the Company under such laws or expose the Company to third-party actions such as tort suits. The Company continues to address environmental conditions under terms of consent orders negotiated with the applicable environmental authorities or otherwise with respect to sites located in or related to Woburn, Massachusetts, Somerville, Massachusetts, Springfield, Massachusetts, Uvalde, Texas, Stockton, California, three sites related to former operations in Williamstown, Vermont, as well as sites located in Goldsboro, North Carolina, Wilmington, North Carolina, Landover, Maryland and Syracuse, New York.

The Company has accrued certain costs related to the sites described above as it has been determined that the costs are probable and can be reasonably estimated. The Company has potential exposure related to a parcel of land (the "Central Area") related to the Woburn, Massachusetts site mentioned above. Currently, the consent decree for the Woburn site does not define or require any remediation work in the Central Area. The United States Environmental Protection Agency (the "EPA") has provided the Company and other signatories to the consent decree with comments on the design and implementation of groundwater and soil remedies at the Woburn site and investigation of environmental conditions in the Central Area. The Company, and other signatories, have implemented and proposed to do additional work at the Woburn site but many of the EPA’s comments remain to be resolved. The Company has accrued costs to perform certain work responsive to EPA's comments. The Company has implemented mitigation measures and continues to monitor environmental conditions at the Somerville, Massachusetts site. In addition, the Company has received demands from the local transit authority for reimbursement of certain costs associated with its construction of a new municipal transit station in the area of the Company’s Somerville site. This station is part of a planned extension of the transit system. Due to cost projections of the extension which now substantially exceed original estimates, the local transit authority has placed the extension on hold pending its redesign and receipt of related state and federal approvals and funding increases. The Company has reserved for costs in connection with this matter; however, in light of the uncertainties associated with this matter, these costs and the related reserve may change. The Company has also received notice that the Massachusetts Department of Environmental Protection is conducting an audit of the Company’s investigation and remediation work with respect to the Somerville site.

During the fourth quarter of fiscal 2016, the Company entered into a settlement related to environmental litigation which resulted in a $15.9 million gain that was recorded as a reduction of selling and administrative expenses. This gain consisted of amounts previously received but not recognized into income as well as amounts that the Company received in September 2016.

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

There is usually a range of reasonable estimates of the costs associated with each site. In accordance with US GAAP, the Company’s accruals reflect the amount within the range that it believes is the best estimate or the low end of a range of estimates if no point within the range is a better estimate. Where it believes that both the amount of a particular liability and the timing of the payments are reliably determinable, the Company adjusts the cost in current dollars using a rate of 3% for inflation until the time of expected payment and discounts the cost to present value using current risk-free interest rates. As of August 27, 2016, the risk-free interest rates utilized by the Company ranged from 1.6% to 2.3%.

For environmental liabilities that have been discounted, the Company includes interest accretion, based on the effective interest method, in selling and administrative expenses on the accompanying Consolidated Statements of Income. The changes to the Company’s environmental liabilities for the years ended August 27, 2016 and August 29, 2015 were as follows (in thousands):

Year ended	August 27, 2016	August 29, 2015
Beginning balance	$23,307	$19,846
Costs incurred for which reserves have been provided	(1,417)	(2,014)
Insurance proceeds	101	121
Interest accretion	669	603
Changes in discount rates	1,348	224
Revisions in estimates	2,740	4,527

Ending balance	$26,748	$23,307

Anticipated payments and insurance proceeds of currently identified environmental remediation liabilities as of August 27, 2016, for the next five fiscal years and thereafter, as measured in current dollars, are reflected below.

(In thousands)	2017	2018	2019	2020	2021	Thereafter	Total
Estimated costs – current dollars	$9,673	$1,859	$1,492	$1,284	$1,172	$12,390	$27,870

Estimated insurance proceeds	(173)	(159)	(173)	(159)	(173)	(1,128)	(1,965)

Net anticipated costs	$9,500	$1,700	$1,319	$1,125	$999	$11,262	$25,905

Effect of inflation							7,256
Effect of discounting							(6,413)

Balance as of August 27, 2016							$26,748

Estimated insurance proceeds are primarily received from an annuity received as part of a legal settlement with an insurance company. Annual proceeds of approximately $0.3 million are deposited into an escrow account which funds remediation and monitoring costs for three sites related to former operations in Williamstown, Vermont. Annual proceeds received but not expended in the current year accumulate in this account and may be used in future years for costs related to this site through the year 2027. As of August 27 2016, the balance in this escrow account, which is held in a trust and is not recorded in the Company’s accompanying Consolidated Balance Sheet, was approximately $3.4 million. Also included in estimated insurance proceeds are amounts the Company is entitled to receive pursuant to legal settlements as reimbursements from three insurance companies for estimated costs at the site in Uvalde, Texas.

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

 Other Contingent Liabilities

As security for certain agreements with the NRC and various state agencies related to the nuclear operations (see above) and certain insurance programs, the Company had standby irrevocable bank commercial letters of credit of $53.0 million and $52.9 million outstanding as of August 27, 2016 and August 29, 2015, respectively.

12. Share-based Compensation

In fiscal 2016, 2015 and 2014, a total of 885, 1,096 and 583 shares of fully vested unrestricted stock, respectively, were granted to certain non-employee Directors of the Company. Accordingly, compensation expense related to the 2016, 2015 and 2014 unrestricted stock was recognized on the date of grant.

In fiscal 2016, 2015 and 2014, the Company granted a total of 6,675, 4,875 and 4,700 stock appreciation rights, respectively, under the 2010 Plan to the Company’s non-employee Directors. Such stock appreciation rights were fully vested upon grant, expire on the earlier of the eighth anniversary of the grant date or the second anniversary of the date that the Director ceases to be a member of the Board of Directors and must be settled in stock at the time of exercise. Accordingly, compensation expense related to the stock appreciation rights was recognized on the date of grant.

All Share-Based Awards issued to employees were granted with an exercise price equal to the fair market value of the Company’s Common Stock on the date of grant and are subject to a five-year cliff-vesting schedule under which the awards become fully vested or exercisable after five years from the date of grant and expire ten years after the grant date. Share-Based Awards and shares of unrestricted stock granted to the Company’s non-employee Directors were fully vested as of the date of grant. Prior to fiscal 2009, non-employee Director Share-Based Award grants expired ten years from the grant date. Beginning in fiscal 2009, non-employee Director Share-Based Award grants expire on the earlier of the eighth anniversary of the grant date or the second anniversary of the date that the Director ceases to be a member of the Board of Directors.

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

On April 21, 2016, the Company entered into an Amended Employment Agreement with Mr. Croatti which extended the term of Mr. Croatti’s existing Employment Agreement, dated as of April 5, 2010, that expired on April 5, 2016. The Amended Employment Agreement provides for the employment of Mr. Croatti for a term of four years, subject to earlier termination as set forth in the Amended Employment Agreement.

Also on April 21, 2016, the Company entered into an Award Agreement with Mr. Croatti pursuant to which the Company granted 140,000 Performance Restricted Shares to Mr. Croatti, of which all remain unvested as of August 27, 2016. The number of Performance Restricted Shares to be earned will depend on whether and the extent to which the Company achieves certain Performance Criteria. The threshold, target and maximum numbers of Performance Restricted Shares eligible to be earned under the Award Agreement are 100,000, 120,000 and 140,000, respectively. The Performance Restricted Shares earned upon achievement of the Performance Criteria will vest in two equal amounts on the third and fourth anniversaries of the grant date provided that Mr. Croatti continues to be employed by the Company on each such date. In the event that Mr. Croatti’s employment is terminated without cause or by reason of death or disability prior to the vesting of the Performance Restricted Shares, all of the Performance Restricted Shares that have been or will be earned upon achievement of the Performance Criteria through the end of the fiscal year during which such termination occurred will become fully vested.

The fair value of the Performance Restricted Shares was the closing price on April 21, 2016, which was $111.13.

Compensation expense for all share-based compensation, which includes Share-Based Awards and restricted stock grants, for the five fiscal years subsequent to August 27, 2016, is expected to be as follows (in thousands):

	Share-Based Awards	Restricted Stock	Total
2017	$2,576	$4,101	$6,677
2018	2,165	4,214	6,379
2019	1,484	3,380	4,864
2020	652	1,181	1,833
2021	83	—	83
Total	$6,960	$12,876	$19,836

As of August 27, 2016, the total compensation cost not yet recognized related to non-vested Share-Based Awards and restricted stock was approximately $19.8 million. The weighted average periods over which compensation cost for Share-Based Awards and restricted stock will be recognized are 2.2 years and 3.2 years, respectively.

The following table summarizes the Share-Based Award activity for the fiscal year ended August 27, 2016:

	Number of Shares	Weighted Average Exercise Price
Outstanding, August 29, 2015	645,001	$73.72

Granted	95,875	104.55
Exercised	(111,935)	46.35
Forfeited	(18,250)	87.35

Outstanding, August 27, 2016	610,691	$83.17

Exercisable, August 27, 2016	125,441	$64.67

13. Shareholders’ Equity

The Company has two classes of common stock: Common Stock and Class B Common Stock. Each share of Common Stock is entitled to one vote, is freely transferable, and is entitled to a cash dividend equal to 125% of any cash dividend paid on each share of Class B Common Stock. Each share of Class B Common Stock is entitled to ten votes and can be converted to Common Stock on a share-for-share basis. However, until converted to Common Stock, shares of Class B Common Stock are not freely transferable. For the year ended August 27, 2016, no shares of Class B Common Stock were converted to Common Stock.

14. Accumulated Other Comprehensive (Loss) Income

The changes in each component of accumulated other comprehensive (loss) income for the fiscal years ended 2016 and 2015 are as follows (in thousands):

	Foreign Currency Translation	Pension- related (1)	Derivative Financial Instruments (1)	Total Accumulated Other Comprehensive (Loss) Income
Balance as of August 30, 2014	$2,711	$(5,244)	$—	$(2,533)
Change during the year	(23,134)	525	729	(21,880)

Balance as of August 29, 2015	(20,423)	(4,719)	729	(24,413)
Change during the year	(391)	(3,532)	(613)	(4,536)

Balance as of August 27, 2016	$(20,814)	$(8,251)	$116	$(28,949)

(1)	Amounts are shown net of tax

Amounts reclassified from accumulated other comprehensive (loss) income, net of tax, for the fiscal years ended August 27, 2015 and August 29, 2015 were as follows (in thousands):

	Year ended August 27,		Year ended August 29,
	2016		2015
Pension benefit liabilities, net:
Actuarial losses	$43	(a)	151	(a)
Total, net of tax	43		151
Derivative financial instruments, net:
Forward contracts	(215	)(b)	21	(b)
Total, net of tax	(215)		21
Total amounts reclassified, net of tax	(172)		172

(a)	Amounts included in selling and administrative expenses in the accompanying Consolidated Statements of Income.

(b)	Amounts included in revenues in the accompanying Consolidated Statements of Income.

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

The MFG operating segment designs and manufactures uniforms and non-garment items primarily for the purpose of providing these goods to the US and Canadian Rental and Cleaning reporting segment. MFG revenues are primarily generated when goods are shipped from the Company’s manufacturing facilities, or its subcontract manufacturers, to other Company locations. These intercompany revenues are recorded at a transfer price which is typically in excess of the actual manufacturing cost. Manufactured products are carried in inventory until placed in service at which time they are amortized at this transfer price. On a consolidated basis, intercompany revenues and income are eliminated and the carrying value of inventories and rental merchandise in service is reduced to the manufacturing cost. Income before income taxes from MFG net of the intercompany MFG elimination offsets the merchandise amortization costs incurred by the US and Canadian Rental and Cleaning reporting segment as the merchandise costs of this reporting segment are amortized and recognized based on inventories purchased from MFG at the transfer price which is above the Company’s manufacturing cost.

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

The Company refers to the US and Canadian Rental and Cleaning, MFG, and Corporate reporting segments combined as its “Core Laundry Operations,” which is included as a subtotal in the following tables (in thousands):

As of and for the year ended August 27, 2016	US and Canadian Rental and Cleaning	MFG	Net Interco MFG Elim	Corporate	Subtotal Core Laundry Operations	Specialty Garments	First Aid	Total

Revenues	$1,308,152	$189,154	$(188,904)	$20,973	$1,329,375	$91,257	$47,414	$1,468,046

Income (loss) from operations	$201,148	$67,385	$(711)	$(81,748)	$186,074	$10,204	$4,882	$201,160

Interest (income) expense, net	$(3,252)	$—	$—	$709	$(2,543)	$—	$—	$(2,543)

Income (loss) before taxes	$204,433	$67,407	$(711)	$(82,714)	$188,415	$10,074	$4,882	$203,371

Depreciation and amortization	$57,062	$2,073	$—	$16,918	$76,053	$4,332	$1,227	$81,612

Capital expenditures	$91,384	$1,598	$—	$—	$92,982	$4,682	$571	$98,235

Total assets	$1,567,943	$32,556	$—	$—	$1,600,499	$77,728	$23,780	$1,702,007

As of and for the year ended August 29, 2015	US and Canadian Rental and Cleaning	MFG	Net Interco MFG Elim	Corporate	Subtotal Core Laundry Operations	Specialty Garments	First Aid	Total

Revenues	$1,305,240	$192,188	$(192,188)	$17,088	$1,322,328	$87,513	$46,764	$1,456,605

Income (loss) from operations	$219,430	$66,190	$(733)	$(97,301)	$187,586	$7,355	$5,443	$200,384

Interest (income) expense, net	$(3,189)	$—	$—	$752	$(2,437)	$—	$—	$(2,437)

Income (loss) before taxes	$222,657	$66,355	$(733)	$(98,418)	$189,861	$5,964	$5,443	$201,268

Depreciation and amortization	$53,811	$1,536	$—	$16,393	$71,740	$4,331	$1,042	$77,113

Capital expenditures	$93,842	$2,618	$—	$—	$96,460	$3,820	$883	$101,163

Total assets	$1,401,346	$34,075	$—	$—	$1,435,421	$74,449	$23,367	$1,533,237

As of and for the year ended August 30, 2014	US and Canadian Rental and Cleaning	MFG	Net Interco MFG Elim	Corporate	Subtotal Core Laundry Operations	Specialty Garments	First Aid	Total

Revenues	$1,244,408	$183,340	$(183,340)	$15,077	$1,259,485	$91,484	$43,928	$1,394,897

Income (loss) from operations	$209,497	$63,675	$(3,777)	$(87,145)	$182,250	$7,178	$3,847	$193,275

Interest (income) expense, net	$(3,077)	$—	$—	$718	$(2,359)	$—	$—	$(2,359)

Income (loss) before taxes	$212,551	$63,540	$(3,777)	$(87,897)	$184,417	$7,087	$3,847	$195,351

Depreciation and amortization	$49,116	$1,306	$—	$15,751	$66,173	$4,646	$933	$71,752

Capital expenditures	$86,430	$2,264	$—	$—	$88,694	$1,847	$1,267	$91,808

Total assets	$1,286,984	$38,066	$—	$—	$1,325,050	$77,037	$22,074	$1,424,161

The Company’s long-lived assets as of August 27, 2016 and August 29, 2015 and revenues and income before income taxes for the years ended August 27, 2016, August 29, 2015 and August 30, 2014 were attributed to the following countries (in thousands):

Long-lived assets as of:	August 27, 2016	August 29, 2015
United States	$880,666	$831,295
Europe, Canada, Mexico and Nicaragua (1)	43,727	40,119
Total	$924,393	$871,414

Revenues for the year ended:	August 27, 2016	August 29, 2015	August 30, 2014
United States	$1,352,101	$1,333,864	$1,258,609
Europe and Canada (1)	115,945	122,741	136,288
Total	$1,468,046	$1,456,605	$1,394,897

Income before income taxes for the year ended:	August 27, 2016	August 29, 2015	August 30, 2014
United States	$197,441	$188,704	$182,354
Europe, Canada, Mexico and Nicaragua (1)	5,930	12,564	12,997
Total	$203,371	$201,268	$195,351

(1)	No country accounts for greater than 10% of total long-lived assets, revenues or income before income taxes

16. Subsequent Event

On September 19, 2016, the Company completed an acquisition of Arrow Uniform (“Arrow”) for approximately $122.0 million. The all-cash transaction is structured as an asset acquisition, with UniFirst acquiring substantially all of Arrow’s assets and virtually none of its liabilities. Arrow, headquartered in Taylor, Michigan, provides uniform and facility service rental programs as well as direct sale uniform programs to a wide range of large and small customers. Arrow operates from 12 locations with nearly 700 employees in five Midwestern states.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

UniFirst Corporation

We have audited the accompanying consolidated balance sheets of UniFirst Corporation and subsidiaries (the “Company”) as of August 27, 2016 and August 29, 2015, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended August 27, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of UniFirst Corporation and subsidiaries at August 27, 2016 and August 29, 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended August 27, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), UniFirst Corporation’s internal control over financial reporting as of August 27, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated October 26, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

October 26, 2016

Quarterly Financial Data (Unaudited)

The following is a summary of the results of operations for each of the quarters within the years ended August 27, 2016 and August 29, 2015. This quarterly financial information was prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission; however, the Company believes that the information furnished reflects all adjustments (consisting only of normal recurring adjustments) which were, in the opinion of management, necessary for a fair statement of results in the interim periods. This summary should be read in conjunction with these Consolidated Financial Statements and notes to Consolidated Financial Statements.

(In thousands, except per share data) For the year ended August 27, 2016	First Quarter	Second Quarter	Third Quarter	Fourth(1) Quarter
Revenues	$373,384	$363,097	$367,799	$363,766
Income before income taxes	58,358	38,999	48,699	57,315
Provision for income taxes	22,468	15,501	18,555	21,821

Net income	$35,890	$23,498	$30,144	$35,494

Income per share – basic
Common Stock	$1.88	$1.23	$1.57	$1.84
Class B Common Stock	$1.50	$0.98	$1.26	$1.47

Income per share – diluted
Common Stock	$1.78	$1.16	$1.49	$1.74

Income allocated to – basic
Common Stock	$28,539	$18,691	$23,939	$28,097
Class B Common Stock	$7,193	$4,704	$6,061	$7,139

Income allocated to – diluted
Common Stock	$35,741	$23,401	$30,007	$35,250

Weighted average number of shares outstanding – basic
Common Stock	15,218	15,241	15,253	15,268
Class B Common Stock	4,795	4,795	4,827	4,850

Weighted average number of shares outstanding – diluted
Common Stock	20,132	20,138	20,183	20,223

(1)

In the fourth fiscal quarter of 2016, operating results benefited from a settlement of environmental litigation that resulted in the Company recording a $15.9 million pre-tax gain. This gain translated into a $0.48 benefit to the Company’s diluted earnings per share.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended August 27, 2016 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

We have retained Ernst & Young LLP, an independent registered public accounting firm, to audit our Consolidated Financial Statements found in this Annual Report on Form 10-K for the year ended August 27, 2016. We have made available to Ernst & Young LLP all of our financial records and related data in connection with their audit of our Consolidated Financial Statements.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has assessed the effectiveness of our internal control over financial reporting as of August 27, 2016. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control—Integrated Framework (2013 Framework). Management concluded that based on its assessment, our internal control over financial reporting was effective as of August 27, 2016. The effectiveness of our internal control over financial reporting as of August 27, 2016 has been audited by Ernst & Young LLP, and a copy of its attestation report is included below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

UniFirst Corporation

We have audited UniFirst Corporation and subsidiaries’ internal control over financial reporting as of August 27, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). UniFirst Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, UniFirst Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of August 27, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of UniFirst Corporation and subsidiaries as of August 27, 2016 and August 29, 2015, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended August 27, 2016 of UniFirst Corporation and subsidiaries, and our report dated October 26, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

October 26, 2016

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

Information regarding our directors and executive officers required by this Item 10 will be included in our definitive Proxy Statement to be filed with the Securities and Exchange Commission for our 2017 Annual Meeting of Shareholders and is incorporated by reference into this Item 10. Certain information required by this Item 10 is set forth in Item 1 of this Annual Report on Form 10-K under the heading “Executive Officers”.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this Item 11 will be included in our definitive Proxy Statement to be filed with the Securities and Exchange Commission for our 2017 Annual Meeting of Shareholders and is incorporated by reference into this Item 11.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item 12 will be included in our definitive Proxy Statement to be filed with the Securities and Exchange Commission for our 2017 Annual Meeting of Shareholders and is incorporated by reference into this Item 12.

Information concerning our equity compensation plans contained in the table entitled “Equity Compensation Plan Information” set forth in Item 5 of this Annual Report on Form 10-K is incorporated by reference into this Item 12.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item 13 will be included in our definitive Proxy Statement to be filed with the Securities and Exchange Commission for our 2017 Annual Meeting of Shareholders and is incorporated by reference into this Item 13.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this Item 14 will be included in our definitive Proxy Statement to be filed with the Securities and Exchange Commission for our 2017 Annual Meeting of Shareholders and is incorporated by reference into this Item 14.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The financial statements listed below are filed as part of this report:

(1) and (2) FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES.

The financial statements listed below are included under Item 8 of this Annual Report on Form 10-K:

Consolidated statements of income for each of the three years in the period ended August 27, 2016

Consolidated statements of comprehensive income for each of the three years in the period ended August 27, 2016

Consolidated balance sheets as of August 27, 2016 and August 29, 2015

Consolidated statements of shareholders’ equity for each of the three years in the period ended August 27, 2016

Consolidated statements of cash flows for each of the three years in the period ended August 27, 2016

Notes to Consolidated Financial Statements

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The items listed below are included under Item 9a of this Annual Report on Form 10-K

Management’s Report on Internal Control Over Financial Reporting

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The following additional schedule is filed herewith:

Schedule II — Valuation and qualifying accounts and reserves for each of the three years in the period ended August 27, 2016

UNIFIRST CORPORATION AND SUBSIDIARIES

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED

AUGUST 27, 2016 (IN THOUSANDS)

Description	Balance, Beginning of Period	Charged to Costs and Expenses	Charges for Which Reserves Were Created or Deductions	Balance, End of Period

Reserves for Accounts Receivable
For the year ended August 27, 2016	$6,007	$6,375	$(4,707)	$7,675

For the year ended August 29, 2015	$5,114	$5,098	$(4,205)	$6,007

For the year ended August 30, 2014	$4,894	$4,378	$(4,158)	$5,114

Reserve for Obsolete Inventory
For the year ended August 27, 2016	$2,614	$1,824	$(1,908)	$2,530

For the year ended August 29, 2015	$1,913	$2,060	$(1,359)	$2,614

For the year ended August 30, 2014	$2,018	$535	$(640)	$1,913

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

10.1

Form of UniFirst Corporation stock option award to non-employee directors under the Amended 1996 Stock Incentive Plan (incorporated by reference to Exhibit 10-E to the Company’s Annual Report on Form 10-K for the fiscal year ended August 27, 2004 filed with the Commission on November 12, 2004)

10.2

Form of UniFirst Corporation stock option award to executive officers under the Amended 1996 Stock Incentive Plan (incorporated by reference to Exhibit 10-F to the Company’s Annual Report on Form 10-K for the fiscal year ended August 27, 2004 filed with the Commission on November 12, 2004)

10.3

UniFirst Corporation Unfunded Supplemental Executive Retirement Plan dated as of March 8, 2006 (incorporated by reference to the Company’s Current Report on Form 8-K and the exhibit thereto filed with the Commission on March 8, 2006)

10.4

Amendment to the UniFirst Corporation Unfunded Supplemental Executive Retirement Plan dated as of January 8, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 10, 2008)

10.5

Form of Restricted Stock Award Agreement under the UniFirst Corporation Amended 1996 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 the Company’s Quarterly Report on Form 10-Q filed with the Commission on April 9, 2009)

10.6

Amended and Restated Employment Agreement, dated as of April 21, 2016, by and between UniFirst Corporation and Ronald D. Croatti (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on April 22, 2016)

10.8

Restricted Stock Award Agreement, dated April 21, 2016, by and between UniFirst Corporation and Ronald D. Croatti (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Commission on April 22, 2016)

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

10.15

Form of Stock Appreciation Right Award Agreement for Company Employees under the UniFirst Corporation 2010 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on January 14, 2011)

10.16

Form of Stock Appreciation Right Agreement for Non-Employee Directors under the UniFirst Corporation 2010 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on January 14, 2011)

10.17

Form of Non-Qualified Stock Option Agreement for Company Employees under the UniFirst Corporation 2010 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on January 14, 2011)

10.18

Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the UniFirst Corporation 2010 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Commission on January 14, 2011)

10.19

Amended and Restated Credit Agreement, dated as of April 11, 2016, among UniFirst Corporation and certain of its subsidiaries as Borrowers, Bank of America, N.A., as Administrative Agent, Swing Line Lender and an L/C Issuer, JPMorgan Chase Bank, N.A., as an L/C Issuer and Syndication Agent, the other lenders a party thereto, Merrill Lynch, Pierce Fenner & Smith Incorporated and JPMorgan Chase Bank, N.A., as Joint Lead Arrangers and Book Managers, and Santander Bank, N.A. and Wells Fargo Bank, N.A., as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 13, 2016)

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

* 101

The following materials from UniFirst Corporation’s Annual Report on Form 10-K for the year ended August 27, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements and (vii) Schedule II.

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UniFirst Corporation By: /s/ Ronald D. Croatti Ronald D. Croatti President and Chief Executive Officer

October 26, 2016

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

Thomas S. Postek

Chairman of the Board, President and Chief Executive Officer

(Principal Executive Officer)

Senior Vice President and Chief Financial Officer

(Principal Financial Officer and

Principal Accounting Officer)

Director

Director

Director

Director

Director

Director

October 26, 2016 October 26, 2016 October 26, 2016 October 26, 2016 October 26, 2016 October 26, 2016 October 26, 2016 October 26, 2016

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

10.1

Form of UniFirst Corporation stock option award to non-employee directors under the Amended 1996 Stock Incentive Plan (incorporated by reference to Exhibit 10-E to the Company’s Annual Report on Form 10-K for the fiscal year ended August 27, 2004 filed with the Commission on November 12, 2004)

10.2

Form of UniFirst Corporation stock option award to executive officers under the Amended 1996 Stock Incentive Plan (incorporated by reference to Exhibit 10-F to the Company’s Annual Report on Form 10-K for the fiscal year ended August 27, 2004 filed with the Commission on November 12, 2004)

10.3

UniFirst Corporation Unfunded Supplemental Executive Retirement Plan dated as of March 8, 2006 (incorporated by reference to the Company’s Current Report on Form 8-K and the exhibit thereto filed with the Commission on March 8, 2006)

10.4

Amendment to the UniFirst Corporation Unfunded Supplemental Executive Retirement Plan dated as of January 8, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 10, 2008)

10.5

Form of Restricted Stock Award Agreement under the UniFirst Corporation Amended 1996 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 the Company’s Quarterly Report on Form 10-Q filed with the Commission on April 9, 2009)

10.6

Amended and Restated Employment Agreement, dated as of April 21, 2016, by and between UniFirst Corporation and Ronald D. Croatti (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on April 22, 2016)

10.8

Restricted Stock Award Agreement, dated April 21, 2016, by and between UniFirst Corporation and Ronald D. Croatti (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Commission on April 22, 2016)

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

10.15

Form of Stock Appreciation Right Award Agreement for Company Employees under the UniFirst Corporation 2010 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on January 14, 2011)

10.16

Form of Stock Appreciation Right Agreement for Non-Employee Directors under the UniFirst Corporation 2010 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on January 14, 2011)

10.17

Form of Non-Qualified Stock Option Agreement for Company Employees under the UniFirst Corporation 2010 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on January 14, 2011)

10.18

Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the UniFirst Corporation 2010 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Commission on January 14, 2011)

10.19

Amended and Restated Credit Agreement, dated as of April 11, 2016, among UniFirst Corporation and certain of its subsidiaries as Borrowers, Bank of America, N.A., as Administrative Agent, Swing Line Lender and an L/C Issuer, JPMorgan Chase Bank, N.A., as an L/C Issuer and Syndication Agent, the other lenders a party thereto, Merrill Lynch, Pierce Fenner & Smith Incorporated and JPMorgan Chase Bank, N.A., as Joint Lead Arrangers and Book Managers, and Santander Bank, N.A. and Wells Fargo Bank, N.A., as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 13, 2016)

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

* 101

The following materials from UniFirst Corporation’s Annual Report on Form 10-K for the year ended August 27, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements and (vii) Schedule II.

* Filed herewith

** Furnished herewith