Form 10-Q
period 2016-11-26
UNIFIRST CORP
filed 2017-01-05
CIK 717954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 26, 2016

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

The number of outstanding shares of UniFirst Corporation Common Stock and Class B Common Stock at December 30, 2016 were 15,436,109 and 4,845,519, respectively.

UniFirst Corporation

Quarterly Report on Form 10-Q

For the Quarter ended November 26, 2016

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Statements of Income

UniFirst Corporation and Subsidiaries

(Unaudited)

Thirteen weeks ended (In thousands, except per share data)	November 26, 2016	November 28, 2015
Revenues	$386,108	$373,384

Operating expenses:
Cost of revenues (1)	238,765	222,603
Selling and administrative expenses (1)	79,446	72,749
Depreciation and amortization	22,140	19,738
Total operating expenses	340,351	315,090

Income from operations	45,757	58,294

Other (income) expense:
Interest expense	182	221
Interest income	(983)	(764)
Foreign exchange loss	494	479
Total other (income) expense	(307)	(64)

Income before income taxes	46,064	58,358
Provision for income taxes	17,850	22,468

Net income	$28,214	$35,890

Income per share – Basic:
Common Stock	$1.46	$1.88
Class B Common Stock	$1.17	$1.50

Income per share – Diluted:
Common Stock	$1.38	$1.78

Income allocated to – Basic:
Common Stock	$22,342	$28,539
Class B Common Stock	$5,668	$7,193

Income allocated to – Diluted:
Common Stock	$28,020	$35,741

Weighted average number of shares outstanding – Basic:
Common Stock	15,285	15,218
Class B Common Stock	4,847	4,795

Weighted average number of shares outstanding – Diluted:
Common Stock	20,249	20,132

Dividends per share:
Common Stock	$0.0375	$0.0375
Class B Common Stock	$0.0300	$0.0300

(1) Exclusive of depreciation on the Company’s property, plant and equipment and amortization on its intangible assets.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income

UniFirst Corporation and Subsidiaries

(Unaudited)

Thirteen weeks ended (In thousands)	November 26, 2016	November 28, 2015
Net income	$28,214	$35,890

Other comprehensive (loss) income:
Foreign currency translation adjustments	(5,129)	(1,572)
Pension benefit liabilities, net of income taxes	—	(218)
Change in fair value of derivatives, net of income taxes	324	(223)
Derivative financial instruments reclassified to earnings	(76)	(72)

Other comprehensive (loss) income	(4,881)	(2,085)

Comprehensive income	23,333	33,805

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Balance Sheets

UniFirst Corporation and Subsidiaries

(Unaudited)

(In thousands, except share and par value data)	November 26, 2016	August 27, 2016

Assets
Current assets:
Cash and cash equivalents	$286,119	$363,795
Receivables, less reserves of $9,974 and $7,675	176,404	156,578
Inventories	73,164	78,887
Rental merchandise in service	144,637	138,105
Prepaid taxes	—	10,418
Prepaid expenses and other current assets	23,917	29,831
Total current assets	704,241	777,614

Property, plant and equipment, net of accumulated depreciation of $674,102 and $661,295	541,300	539,818
Goodwill	367,663	320,641
Customer contracts, net	76,208	35,854
Other intangible assets, net	5,121	2,810
Deferred income taxes	338	97
Other assets	29,914	25,173

Total assets	$1,724,785	$1,702,007

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$49,255	$50,884
Accrued liabilities	94,202	100,782
Accrued taxes	7,621	969
Total current liabilities	151,078	152,635

Accrued liabilities	104,193	104,921
Accrued and deferred income taxes	79,742	79,670

Total liabilities	335,013	337,226

Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred Stock, $1.00 par value; 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $0.10 par value; 30,000,000 shares authorized; 15,433,608 and 15,415,125 shares issued and outstanding as of November 26, 2016 and August 27, 2016, respectively	1,543	1,542
Class B Common Stock, $0.10 par value; 20,000,000 shares authorized; 4,845,519 and 4,849,519 shares issued and outstanding as of November 26, 2016 and August 27, 2016, respectively	485	485
Capital surplus	74,941	72,561
Retained earnings	1,346,633	1,319,142
Accumulated other comprehensive (loss) income	(33,830)	(28,949)

Total shareholders’ equity	1,389,772	1,364,781

Total liabilities and shareholders’ equity	$1,724,785	$1,702,007

The accompanying notes are an integral part of these Consolidated Financial Statements

Consolidated Statements of Cash Flows

UniFirst Corporation and Subsidiaries

(Unaudited)

Thirteen weeks ended (In thousands)	November 26, 2016	November 28, 2015
Cash flows from operating activities:
Net income	$28,214	$35,890
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	18,500	17,643
Amortization of intangible assets	3,640	2,095
Amortization of deferred financing costs	28	52
Share-based compensation	2,015	1,260
Accretion on environmental contingencies	150	167
Accretion on asset retirement obligations	205	199
Deferred income taxes	(746)	26
Changes in assets and liabilities, net of acquisitions:
Receivables, less reserves	(13,112)	(17,376)
Inventories	7,526	3,452
Rental merchandise in service	152	(1,280)
Prepaid expenses and other current assets	9,288	(2,286)
Accounts payable	(1,113)	7,913
Accrued liabilities	(8,837)	(4,967)
Prepaid and accrued income taxes	17,589	14,853
Net cash provided by operating activities	63,499	57,641

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(120,391)	(73)
Capital expenditures	(18,233)	(21,049)
Other	281	223
Net cash used in investing activities	(138,343)	(20,899)

Cash flows from financing activities:
Payments on loans payable and long-term debt	—	(764)
Proceeds from exercise of share-based awards, including excess tax benefits	929	383
Taxes withheld and paid related to net share settlement of equity awards	(566)	—
Payment of cash dividends	(724)	(717)

Net cash used in financing activities	(361)	(1,098)

Effect of exchange rate changes	(2,471)	(665)

Net (decrease) increase in cash and cash equivalents	(77,676)	34,979
Cash and cash equivalents at beginning of period	363,795	276,553

Cash and cash equivalents at end of period	$286,119	$311,532

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

It is suggested that these Consolidated Financial Statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 27, 2016. There have been no material changes in the accounting policies followed by the Company during the current fiscal year. Results for an interim period are not indicative of any future interim periods or for an entire fiscal year.

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

In February 2015, the FASB issued updated accounting guidance on consolidation requirements. This update changes the guidance with respect to the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. This guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015, with early adoption permitted. Accordingly, the standard became effective for the Company on August 28, 2016. The Company adopted this guidance and the adoption did not have a material impact on its financial statements.

In April 2015, the FASB issued updated guidance on the presentation of debt issuance costs. This update changes the guidance with respect to presenting such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. This guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015, with early adoption permitted. Accordingly, the standard became effective for the Company on August 28, 2016. The Company adopted this guidance and the adoption did not have a material impact on its financial statements.

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

In September 2015, the FASB issued updated guidance that requires an entity to recognize adjustments made to provisional amounts that are identified in a business combination be recorded in the period such adjustments are determined, rather than retrospectively adjusting previously reported amounts. This guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015, and is to be applied prospectively, with early adoption permitted. Accordingly, the standard became effective for the Company on August 28, 2016. The Company adopted this guidance and the adoption did not have a material impact on its financial statements.

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

In August 2016, the FASB issued updated guidance that reduces diversity in how certain cash receipts and cash payments are presented and classified in the Consolidated Statements of Cash Flows. This guidance will be effective for annual reporting periods, and any interim periods within those annual periods, that begin after December 15, 2017 and will be required to be applied retrospectively, with early adoption permitted. Accordingly, the standard will be effective for the Company on August 26, 2018. The Company is currently evaluating the impact that this guidance will have on its financial statements and related disclosures.

In October 2016, the FASB issued updated guidance to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. This guidance will be effective for annual reporting periods, and any interim periods within those annual periods, that begin after December 15, 2017 and will be required to be applied on a modified retrospective basis, with early adoption permitted. Accordingly, the standard will be effective for the Company on August 26, 2018. The Company is currently evaluating the impact that this guidance will have on its financial statements and related disclosures.

3. Business Acquisitions

On September 19, 2016, the Company completed an acquisition of Arrow Uniform (“Arrow”) for approximately $118.2 million and contingent consideration subject to certain holdback provisions of $1.7 million. The all-cash transaction was structured as an asset acquisition, with the Company acquiring substantially all of Arrow’s assets and a limited amount of liabilities. Arrow, headquartered in Taylor, Michigan, provides uniform and facility service rental programs as well as direct sales uniform programs to a wide range of large and small customers. Arrow operates from 12 locations with nearly 700 employees in five Midwestern states.

The acquisition was accounted for using the purchase method of accounting. The results of Arrow’s operations have been included in the Company’s consolidated financial results since the acquisition date. This acquisition was not significant in relation to the Company’s consolidated financial results and, therefore, pro forma financial information has not been presented. Since the acquisition was only recently completed, the initial allocation of the purchase price is incomplete related to substantially all of the assets acquired and liabilities assumed. The Company is still in the process of identifying and measuring the fair value of tangible and intangible assets acquired and liabilities assumed. The Company has engaged specialists to assist in the valuation of intangible assets for which certain assumptions have not yet been finalized. The table below summarizes the preliminary purchase price allocation to the estimated fair value of assets acquired and liabilities assumed at the acquisition date. Goodwill is calculated as the excess of the purchase price over the net assets recognized and represents the estimated future economic benefits arising from expected synergies and growth opportunities for the Company. All of the goodwill and intangible assets were allocated to the US and Canadian Rental and Cleaning segment and are deductible for tax purposes. The cash paid upon closing for the acquisition was approximately $119.9 million. The difference between the cash paid and the total purchase price represents amounts owed from the seller as a result of final closing adjustments. As such, a receivable due from the seller of $1.7 million is included in prepaid expenses and other current assets in the accompanying Consolidated Balance Sheet as of November 26, 2016.

Receivables	$7,365
Inventories	1,824
Rental merchandise in service	7,175
Prepaid expense and other current assets	1,722
Property, plant and equipment	4,140
Goodwill	47,181
Customer contracts	43,700
Other intangible assets	2,620
Other assets	4,790
Accrued liabilities	(2,364)

Total Purchase Price	$118,153

Goodwill, customer contracts and other intangible assets are estimated utilizing Level 3 valuation inputs to the fair value hierarchy, which are unobservable and consist of discounted future cash flow estimates, while the remaining assets acquired and liabilities assumed were measured using Level 2 inputs which principally include estimated market values of comparable assets.

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

All financial assets or liabilities that are measured at fair value on a recurring basis (at least annually) have been segregated into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date.  The assets or liabilities measured at fair value on a recurring basis are summarized in the tables below (in thousands):

	As of November 26, 2016
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents	$173,725	$—	$—	$173,725
Pension plan assets	—	4,534	—	4,534
Foreign currency forward contracts	—	593	—	593
Total assets at fair value	$173,725	$5,127	$—	$178,852

	As of August 27, 2016
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents	$172,760	$—	$—	$172,760
Pension plan assets	—	4,753	—	4,753
Foreign currency forward contracts	—	188	—	188
Total assets at fair value	$172,760	$4,941	$—	$177,701

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

The Company’s foreign currency forward contracts represent contracts the Company has entered into to exchange Canadian dollars for U.S. dollars at fixed exchange rates in order to manage its exposure related to certain forecasted Canadian dollar denominated sales of one of its subsidiaries. These contracts were included in other assets as of November 26, 2016. The fair value of the forward contracts is based on similar exchange traded derivatives and are, therefore, included within Level 2 of the fair value hierarchy.

5. Derivative Instruments and Hedging Activities

The Company uses derivative financial instruments to mitigate its exposure to fluctuations in foreign currencies on certain forecasted transactions denominated in foreign currencies. US GAAP requires that all of the Company’s derivative instruments be recorded on the balance sheet at fair value. All subsequent changes in a derivative’s fair value are recognized in income, unless specific hedge accounting criteria are met.

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

As of November 26, 2016, the Company had forward contracts with a notional value of approximately 15.3 million CAD outstanding and recorded the fair value of the contracts of $0.3 million in other long-term assets and $0.3 million in prepaid expenses and other current assets with a corresponding gain in accumulated other comprehensive (loss) income of $0.4 million, which was recorded net of tax. During the thirteen weeks ended November 26, 2016, the Company reclassified $0.1 million from accumulated other comprehensive (loss) income to revenue, related to the derivative financial instruments. The gain in accumulated other comprehensive (loss) income as of November 26, 2016 is expected to be reclassified to revenues prior to its maturity on February 22, 2019.

6. Employee Benefit Plans

Defined Contribution Retirement Savings Plan

The Company has a defined contribution retirement savings plan with a 401(k) feature for all eligible U.S and Canadian employees not under collective bargaining agreements. The Company matches a portion of the employee’s contribution and may make an additional contribution at its discretion. Contributions charged to expense under the plan for the thirteen weeks ended November 26, 2016 and November 28, 2015 were $3.6 million and $3.7 million, respectively.

Pension Plans and Supplemental Executive Retirement Plans

The Company maintains an unfunded Supplemental Executive Retirement Plan for certain eligible employees of the Company, a non-contributory defined benefit pension plan covering union employees at one of its locations, and a frozen pension plan the Company assumed in connection with its acquisition of Textilease Corporation in fiscal 2004. The amounts charged to expense related to these plans for both the thirteen weeks ended November 26, 2016 and November 28, 2015 were $0.9 million.

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

	Thirteen weeks ended
	November 26,	November 28,
	2016	2015

Net income available to shareholders	$28,214	$35,890

Allocation of net income for Basic:
Common Stock	$22,342	$28,539
Class B Common Stock	5,668	7,193
Unvested participating shares	204	158
	$28,214	$35,890

Weighted average number of shares for Basic:
Common Stock	15,285	15,218
Class B Common Stock	4,847	4,795
Unvested participating shares	140	95
	20,272	20,108

Earnings per share for Basic:
Common Stock	$1.46	$1.88
Class B Common Stock	$1.17	$1.50

The Company is required to calculate diluted EPS for Common Stock using the more dilutive of the following two methods:

•	The treasury stock method; or

•	The two-class method assuming a participating security is not exercised or converted.

For the thirteen weeks ended November 26, 2016 and November 28, 2015, the Company’s diluted EPS assumes the conversion of all vested Class B Common Stock into Common Stock and uses the two-class method for its unvested participating shares. The following table sets forth the computation of diluted earnings per share of Common Stock for the thirteen weeks ended November 26, 2016 and November 28, 2015 (in thousands, except per share data):

	Thirteen weeks ended November 26, 2016			Thirteen weeks ended November 28, 2015
	Earnings			Earnings
	to Common	Common		to Common	Common
	shareholders	Shares	EPS	shareholders	Shares	EPS

As reported - Basic	$22,342	15,285	$1.46	$28,539	15,218	$1.88

Add: effect of dilutive potential common shares
Share-Based Awards	—	117		—	119
Class B Common Stock	5,668	4,847		7,193	4,795

Add: Undistributed earnings allocated to unvested participating shares	199	—		154	—

Less: Undistributed earnings reallocated to unvested participating shares	(189)	—		(145)	—

Diluted EPS – Common Stock	$28,020	20,249	$1.38	$35,741	20,132	$1.78

There were no share-based awards that were excluded from the calculation of diluted earnings per share for the thirteen weeks ended November 26, 2016 because they were anti-dilutive.  Share-based awards that would result in the issuance of 8,761 shares of Common Stock were excluded from the calculation of diluted earnings per share for the thirteen weeks ended November 28, 2015 because they were anti-dilutive.

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

The components of inventory as of November 26, 2016 and August 27, 2016 were as follows (in thousands):

	November 26, 2016	August 27, 2016
Raw materials	$14,815	$16,826
Work in process	2,954	2,275
Finished goods	55,395	59,786
Total inventories	$73,164	$78,887

9. Goodwill and Other Intangible Assets

As discussed in Note 3, “Acquisitions”, when the Company acquires a business the amount assigned to the tangible assets and liabilities and intangible assets acquired is based on their respective fair values determined as of the acquisition date. The excess of the purchase price over the tangible assets and liabilities and intangible assets is recorded as goodwill.

The changes in the carrying amount of goodwill are as follows (in thousands):

Balance as of August 27, 2016	$320,641
Goodwill recorded during the period	47,181
Other	(159)

Balance as of November 26, 2016	$367,663

Intangible assets, net in the Company’s accompanying Consolidated Balance Sheets are as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
November 26, 2016
Customer contracts	$209,015	$132,808	$76,207
Other intangible assets	33,883	28,761	5,122
	$242,898	$161,569	$81,329
August 27, 2016
Customer contracts	$165,405	$129,551	$35,854
Other intangible assets	31,382	28,572	2,810
	$196,787	$158,123	$38,664

10. Asset Retirement Obligations

The Company recognizes asset retirement obligations in the period in which they are incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Company continues to depreciate, on a straight-line basis, the amount added to property, plant and equipment and recognizes accretion expense in connection with the discounted liability over the various remaining lives which range from approximately one to twenty-seven years.

A reconciliation of the Company’s asset retirement liability for the thirteen weeks ended November 26, 2016 was as follows (in thousands):

November 26, 2016
Beginning balance as of August 27, 2016	$13,032
Accretion expense	205
Effect of exchange rate changes	(207)
Change in estimate	(156)
Ending balance as of November 26, 2016	$12,874

Asset retirement obligations are included in current and long-term accrued liabilities in the accompanying Consolidated Balance Sheets.

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

There is usually a range of reasonable estimates of the costs associated with each site. In accordance with US GAAP, the Company’s accruals reflect the amount within the range that it believes is the best estimate or the low end of a range of estimates if no point within the range is a better estimate. Where it believes that both the amount of a particular liability and the timing of the payments are reliably determinable, the Company adjusts the cost in current dollars using a rate of 3% for inflation until the time of expected payment and discounts the cost to present value using current risk-free interest rates. As of November 26, 2016, the risk-free interest rates utilized by the Company ranged from 2.4% to 3.0%.

For environmental liabilities that have been discounted, the Company includes interest accretion, based on the effective interest method, in selling and administrative expenses on the Consolidated Statements of Income. The changes to the Company’s environmental liabilities for the thirteen weeks ended November 26, 2016 were as follows (in thousands):

November 26, 2016
Beginning balance as of August 27, 2016	$26,748
Costs incurred for which reserves had been provided	(850)
Insurance proceeds	38
Interest accretion	150
Change in discount rates	(1,544)

Balance as of November 26, 2016	$24,542

Anticipated payments and insurance proceeds of currently identified environmental remediation liabilities as of November 26, 2016, for the next five fiscal years and thereafter, as measured in current dollars, are reflected below.

(In thousands)	2017	2018	2019	2020	2021	Thereafter	Total
Estimated costs – current dollars	$8,824	$1,859	$1,492	$1,284	$1,172	$12,390	$27,021

Estimated insurance proceeds	(135)	(159)	(173)	(159)	(173)	(1,129)	(1,928)

Net anticipated costs	$8,689	$1,700	$1,319	$1,125	$999	$11,261	$25,093

Effect of inflation							7,406
Effect of discounting							(7,957)

Balance as of November 26, 2016							$24,542

Estimated insurance proceeds are primarily received from an annuity received as part of a legal settlement with an insurance company. Annual proceeds of approximately $0.3 million are deposited into an escrow account which funds remediation and monitoring costs for three sites related to former operations in Williamstown, Vermont. Annual proceeds received but not expended in the current year accumulate in this account and may be used in future years for costs related to this site through the year 2027. As of November 26, 2016, the balance in this escrow account, which is held in a trust and is not recorded in the Company’s accompanying Consolidated Balance Sheet, was approximately $3.4 million. Also included in estimated insurance proceeds are amounts the Company is entitled to receive pursuant to legal settlements as reimbursements from three insurance companies for estimated costs at the site in Uvalde, Texas.

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

12. Income Taxes

The Company’s effective income tax rate was 38.8% and 38.5% for the thirteen weeks ended November 26, 2016 and the thirteen weeks ended November 28, 2015, respectively. The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense which is consistent with the recognition of these items in prior reporting periods. During the thirteen weeks ended November 26, 2016, there were no material changes in the amount of unrecognized tax benefits or the amount accrued for interest and penalties.

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

13. Long-Term Debt

On April 11, 2016, the Company entered into an amended and restated $250.0 million unsecured revolving credit agreement (the “Credit Agreement”) with a syndicate of banks, which matures on April 11, 2021. The Credit Agreement amended and restated the Company’s prior $250.0 million revolving credit agreement, which was scheduled to mature on May 4, 2016. Under the Credit Agreement, the Company is able to borrow funds at variable interest rates based on, at the Company’s election, the Eurodollar rate or a base rate, plus in each case a spread based on the Company’s consolidated funded debt ratio. Availability of credit requires compliance with certain financial and other covenants, including a maximum consolidated funded debt ratio and minimum consolidated interest coverage ratio as defined in the Credit Agreement. The Company tests its compliance with these financial covenants on a fiscal quarterly basis. At November 26, 2016, the interest rates applicable to the Company’s borrowings under the Credit Agreement would be calculated as LIBOR plus 75 basis points at the time of the respective borrowing. As of November 26, 2016, the Company had no outstanding borrowings and had outstanding letters of credit amounting to $58.0 million, leaving $192.0 million available for borrowing under the Credit Agreement.

As of November 26, 2016, the Company was in compliance with all covenants under the Credit Agreement.

14. Accumulated Other Comprehensive (Loss) Income

The changes in each component of accumulated other comprehensive (loss) income, net of tax, for the thirteen weeks ended November 26, 2016 and November 28, 2015 were as follows (in thousands):

	Thirteen Weeks Ended November 26, 2016
	Foreign Currency Translation	Pension- related (1)	Derivative Financial Instruments (1)	Total Accumulated Other Comprehensive (Loss) Income
Balance as of August 27, 2016	$(20,814)	$(8,251)	$116	$(28,949)

Other comprehensive (loss) income before reclassification	(5,129)	—	324	(4,805)
Amounts reclassified from accumulated other comprehensive (loss) income	—	—	(76)	(76)
Net current period other comprehensive (loss) income	(5,129)	—	248	(4,881)

Balance as of November 26, 2016	$(25,943)	$(8,251)	$364	$(33,830)

	Thirteen Weeks Ended November 28, 2015
	Foreign Currency Translation	Pension- related (1)	Derivative Financial Instruments (1)	Total Accumulated Other Comprehensive (Loss) Income
Balance as of August 29, 2015	$(20,423)	$(4,719)	$729	$(24,413)

Other comprehensive (loss) income before reclassification	(1,572)	(261)	(223)	(2,056)
Amounts reclassified from accumulated other comprehensive (loss) income	—	43	(72)	(29)
Net current period other comprehensive (loss) income	(1,572)	(218)	(295)	(2,085)

Balance as of November 28, 2015	$(21,995)	$(4,937)	$434	$(26,498)

(1)	Amounts are shown net of tax

Amounts reclassified from accumulated other comprehensive (loss) income, net of tax, for the thirteen weeks ended November 26, 2016 and November 28, 2015 were as follows (in thousands):

	Thirteen weeks ended
	November 26,	November 28,
	2016	2015
Pension benefit liabilities, net:
Actuarial losses	$—	$43 (a)
Total, net of tax	—	43
Derivative financial instruments, net:
Forward contracts (b)	(76)	(72)
Total, net of tax	(76)	(72)
Total amounts reclassified, net of tax	(76)	(29)

(a)	Amounts included in selling and administrative expenses in the accompanying Consolidated Statements of Income.

(b)	Amounts included in revenues in the accompanying Consolidated Statements of Income.

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

The Company refers to the US and Canadian Rental and Cleaning, MFG, and Corporate reporting segments combined as its “Core Laundry Operations,” which is included as a subtotal in the following tables (in thousands):

	US and
	Canadian				Subtotal
	Rental and		Net Interco		Core Laundry	Specialty
Thirteen weeks ended	Cleaning	MFG	MFG Elim	Corporate	Operations	Garments	First Aid	Total

November 26, 2016
Revenues	$344,481	$48,862	$(48,804)	$7,304	$351,843	$22,356	$11,909	$386,108

Income (loss) from operations	$52,827	$18,207	$(939)	$(26,422)	$43,673	$1,151	$933	$45,757

Interest (income) expense, net	$(834)	$—	$—	$33	$(801)	$—	$—	$(801)

Income (loss) before taxes	$53,708	$18,222	$(939)	$(26,580)	$44,411	$720	$933	$46,064

November 28, 2015
Revenues	$329,780	$45,815	$(45,815)	$5,257	$335,037	$26,770	$11,577	$373,384

Income (loss) from operations	$56,726	$16,544	$(51)	$(20,247)	$52,972	$4,286	$1,036	$58,294

Interest (income) expense, net	$(744)	$—	$—	$201	$(543)	$—	$—	$(543)

Income (loss) before taxes	$57,493	$16,536	$(51)	$(20,578)	$53,400	$3,922	$1,036	$58,358

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR FOR FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and any documents incorporated by reference contain forward looking statements within the meaning of the federal securities laws. Forward looking statements contained in this Quarterly Report on Form 10-Q and any documents incorporated by reference are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Forward looking statements may be identified by words such as “estimates,” “anticipates,” “projects,” “plans,” “expects,” “intends,” “believes,” “seeks,” “could,” “should,” “may,” “will,” or the negative versions thereof, and similar expressions and by the context in which they are used. Such forward looking statements are based upon our current expectations and speak only as of the date made. Such statements are highly dependent upon a variety of risks, uncertainties and other important factors that could cause actual results to differ materially from those reflected in such forward looking statements. Such factors include, but are not limited to, uncertainties caused by adverse economic conditions and their impact on our customers’ businesses and workforce levels, uncertainties regarding our ability to consummate and successfully integrate acquired businesses, our ability to maintain and grow Arrow’s customer base and enhance its operating margins, uncertainties regarding any existing or newly-discovered expenses and liabilities related to environmental compliance and remediation, any adverse outcome of pending or future contingencies or claims, our ability to compete successfully without any significant degradation in our margin rates, seasonal and quarterly fluctuations in business levels, our ability to preserve positive labor relationships and avoid becoming the target of corporate labor unionization campaigns that could disrupt our business, the effect of currency fluctuations on our results of operations and financial condition, our dependence on third parties to supply us with raw materials, any loss of key management or other personnel, increased costs as a result of any future changes in federal or state laws, rules and regulations or governmental interpretation of such laws, rules and regulations, uncertainties regarding the price levels of natural gas, electricity, fuel and labor, the negative effect on our business from sharply depressed oil prices, the continuing increase in domestic healthcare costs, including the ultimate impact of the Affordable Care Act, our ability to retain and grow our customer base, demand and prices for our products and services, fluctuations in our Specialty Garments business, rampant criminal activity and instability in Mexico where our principal garment manufacturing plants are located, our ability to properly and efficiently design, construct, implement and operate our new customer relationship management (“CRM”) computer system, interruptions or failures of our information technology systems, including as a result of cyber-attacks, additional professional and internal costs necessary for compliance with recent and proposed future changes in Securities and Exchange Commission, New York Stock Exchange and accounting rules, strikes and unemployment levels, our efforts to evaluate and potentially reduce internal costs, economic and other developments associated with the war on terrorism and its impact on the economy and general economic conditions and other factors described under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended August 27, 2016 and in our other filings with the Securities and Exchange Commission. We undertake no obligation to update any forward looking statements to reflect events or circumstances arising after the date on which such statements are made.

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

We continue to expand into additional geographic markets through acquisitions and organic growth. We currently service more than 300,000 customer locations in the United States, Canada and Europe from more than 240 customer service, distribution and manufacturing facilities.

As mentioned and described in Note 15 to the Consolidated Financial Statements, we have five reporting segments: US and Canadian Rental and Cleaning, MFG, Corporate, Specialty Garments and First Aid. We refer to the laundry locations of the US and Canadian Rental and Cleaning reporting segment as “industrial laundries” or “industrial laundry locations”, and to the US and Canadian Rental and Cleaning, MFG, and Corporate reporting segments combined as our “Core Laundry Operations.”

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

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, the most important and pervasive accounting policies used and areas most sensitive to material changes from external factors. See Note 1 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended August 27, 2016 for additional discussion regarding our application of these and other accounting policies.

Results of Operations

The following table presents certain selected financial data, including the percentage of revenues represented by each item, for the thirteen weeks ended November 26, 2016 and November 28, 2015.

	Thirteen weeks ended
(In thousands, except percentages)	November 26, 2016	% of Revenues	November 28, 2015	% of Revenues	% Change

Revenues	$386,108	100.0%	$373,384	100.0%	3.4%

Operating expenses:
Cost of revenues (1)	238,765	61.8	222,603	59.6	7.3
Selling and administrative expenses (1)	79,446	20.6	72,749	19.5	9.2
Depreciation and amortization	22,140	5.7	19,738	5.3	12.2
Total operating expenses	340,351	88.1	315,090	84.4	8.0

Income from operations	45,757	11.9	58,294	15.6	-21.5

Other income	307	0.1	64	0.0	379.7

Income before income taxes	46,064	11.9	58,358	15.6	-21.1
Provision for income taxes	17,850	4.6	22,468	6.0	-20.6

Net income	$28,214	7.3%	$35,890	9.6%	-21.4%

(1) Exclusive of depreciation on our property, plant and equipment and amortization on our intangible assets.

General

We derive our revenues through the design, manufacture, personalization, rental, cleaning, delivering, and selling of a wide range of uniforms and protective clothing, including shirts, pants, jackets, coveralls, lab coats, smocks and aprons and specialized protective wear, such as flame resistant and high visibility garments. We also rent industrial wiping products, floor mats, facility service products, other non-garment items, and provide restroom and cleaning supplies and first aid cabinet services and other safety supplies, to a variety of manufacturers, retailers and service companies. We have five reporting segments, US and Canadian Rental and Cleaning, MFG, Corporate, Specialty Garments, and First Aid. We refer to the US and Canadian Rental and Cleaning, MFG, and Corporate reporting segments combined as our “Core Laundry Operations.”

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

We have a substantial number of plants and conduct a significant portion of our business in energy producing regions in the U.S and Canada. The dramatic decrease in oil prices beginning in 2014 and continuing to the present has directly affected our customers in the oil industry as they have curtailed their level of operations. In addition, this decline has also had a corresponding effect on our customers in businesses which service or supply the oil industry as well as our customers in unrelated businesses located in areas which had benefited from the economic expansion generated by the robust growth driven by the higher oil prices in prior years. As a result, our organic growth has been impacted by elevated headcount reductions in our wearer base as well as increased lost accounts. We expect the headcount reductions that we have experienced throughout fiscal 2016 to negatively impact organic growth into fiscal 2017. On the other hand, we have benefited from lower costs of the gasoline used to fuel our vehicles and the natural gas used to operate our plants. While it is difficult to quantify the positive and negative impacts on our future financial results from lower oil prices, the negative impact on our results from the cutbacks by our customers in the oil industry and other affected businesses have and will continue to outweigh the benefits from lower energy costs.

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

We are currently undertaking a company-wide initiative to update our customer relationship management (“CRM”) systems. As of November 26, 2016, we have capitalized $50.5 million related to our CRM project (“Unity 20/20”). Although we have not deployed the system, we have continued to make investments in IT infrastructure, including headcount, to help support this and other technology initiatives that have impacted our results of operations. In addition, our future operating results will be impacted by the eventual depreciation of our Unity 20/20 investment.

Our business is subject to various state and federal regulations, including employment laws and regulations, minimum wage requirements, overtime requirements, working condition requirements, citizenship requirements, healthcare insurance mandates and other laws and regulations. We expect that our labor costs will rise in fiscal 2017 as a result of increases in state and local minimum wage levels as well as the recent update to the regulations under the Fair Labor Standards Act which has expanded the number of employees entitled to overtime pay. Although the current changes to the Fair Labor Standards Act have been put on hold due to litigation, they may still become effective in their current or a revised form.

A portion of our sales is derived from international markets, including Canada. Revenues denominated in currencies other than the U.S. dollar represented approximately 7.2% and 8.1% of total consolidated revenues for the thirteen weeks ended November 26, 2016 and November 28, 2015, respectively. The operating results of our international subsidiaries are translated into U.S. dollars and such results are affected by movements in foreign currencies relative to the U.S. dollar. In addition, fluctuations in the Canadian dollar may have an effect on the margins of our Canadian business because a weaker Canadian dollar will increase the cost of merchandise and other operational inputs that are sourced from outside of Canada. Our operating results in future years could be negatively impacted by any devaluation, as compared to the U.S. dollar, of the Canadian dollar or any of the currencies of the other countries in which we operate.

Thirteen weeks ended November 26, 2016 compared with thirteen weeks ended November 28, 2015

Revenues

	November 26,	November 28,	Dollar	Percent
(In thousands, except percentages)	2016	2015	Change	Change

Core Laundry Operations	$351,843	$335,037	$16,806	5.0%
Specialty Garments	22,356	26,770	(4,414)	-16.5
First Aid	11,909	11,577	332	2.9
Consolidated total	$386,108	$373,384	$12,724	3.4%

For the thirteen weeks ended November 26, 2016, our consolidated revenues increased by $12.7 million from the comparable period in fiscal 2016, or 3.4%. This increase was primarily due to a $16.8 million increase in revenues from our Core Laundry Operations. Revenues from our Core Laundry Operations increased to $351.8 million for the thirteen weeks ended November 26, 2016 from $335.0 million for the comparable period of fiscal 2016, or 5.0%. Excluding the positive effect of acquisitions which increased our revenues by 4.4%, organic growth for our Core Laundry Operations was 0.6%. Revenues from Core Laundry Operations were not significantly impacted by changes in foreign currency exchange rates compared to a year ago. The impact on our revenues from acquisitions was primarily the result of our acquisition of Arrow Uniform (“Arrow”) which was completed on September 19, 2016. Organic growth consists primarily of new sales, price increases, and net changes in the wearer levels at our existing customers, offset by lost accounts. Our organic growth during the thirteen weeks ended November 26, 2016 continued to be negatively impacted by reductions at our customers that directly or indirectly support oil or other energy production in the United States and Canada.

Specialty Garments’ revenues decreased to $22.4 million in the first fiscal quarter of 2017 from $26.8 million in the comparable period of fiscal 2016, a decrease of $4.4 million or 16.5%. This segment’s results are often affected by the timing and length of its customers’ power reactor outages as well as its project-based activities. First Aid revenues increased to $11.9 million in the first quarter of 2017 from $11.6 million in the comparable period of fiscal 2016, an increase of $0.3 million or 2.9%.

Cost of Revenues

For the thirteen weeks ended November 26, 2016, cost of revenues increased to 61.8% of revenues, or $238.8 million, from 59.6% of revenues, or $222.6 million, for the thirteen weeks ended November 28, 2015. This increase is partially the result of the Arrow acquisition. The operations related to the Arrow acquisition had costs of revenues during the quarter that were significantly higher as a percentage of revenues than the remaining Core Laundry Operations. In addition, our Core Laundry Operations, not including the new Arrow business, had higher merchandise, payroll and other production related expenses as a percentage of revenues compared to the thirteen weeks ended November 28, 2015, partially due to the slow organic revenue growth discussed above.

Selling and Administrative Expense

Selling and administrative expenses were 20.6% and 19.5% of revenues for the thirteen weeks ended November 26, 2016 and November 28, 2015, respectively. During the thirteen weeks ended November 26, 2016, this increase was primarily driven by higher payroll costs and other administrative costs, partially the result of investments in our CRM systems project and other technology initiatives. In addition, stock compensation expense was higher during the quarter due to the April 2016 restricted stock grant to our Chief Executive Officer. These higher costs were partially offset by lower costs associated with legal and environment contingencies compared to the thirteen weeks ended November 28, 2015.

Depreciation and Amortization

Our depreciation and amortization expense was $22.1 million, or 5.7% of revenues, for the thirteen weeks ended November 26, 2016 compared to $19.7 million, or 5.3% of revenues, for the thirteen weeks ended November 28, 2015. The increase in depreciation and amortization expense was primarily due to an increase in amortization resulting from the intangible assets acquired from Arrow as well as normal capital expenditure activity in earlier periods.

Income from Operations

For the thirteen weeks ended November 26, 2016 and November 28, 2015, changes in our revenues and costs as discussed above resulted in the following changes in our income from operations:

	November 26,	November 28,	Dollar	Percent
(In thousands, except percentages)	2016	2015	Change	Change

Core Laundry Operations	$43,673	$52,972	$(9,299)	-17.6%
Specialty Garments	1,151	4,286	(3,135)	-73.1
First Aid	933	1,036	(103)	-10.0
Consolidated total	$45,757	$58,294	$(12,537)	-21.5%

Other Income

Other income, which includes interest expense, interest income and exchange rate loss (gain), was $0.3 million of income in the thirteen weeks ended November 26, 2016 compared to income of $0.1 million in the thirteen weeks ended November 28, 2015. This increase of $0.2 million was primarily due to interest income of $1.0 million during the thirteen weeks ended November 26, 2016 compared to interest income of $0.8 million during the thirteen weeks ended November 28, 2015.

Provision for Income Taxes

Our effective income tax rate was 38.8% for the thirteen weeks ended November 26, 2016 compared to 38.5% for the thirteen weeks ended November 28, 2015, respectively. The increase in our effective tax rate was due to a change in the mix of our jurisdictional earnings.

Liquidity and Capital Resources

General

Cash and cash equivalents totaled $286.1 million as of November 26, 2016, a decrease of $77.7 million from August 27, 2016 when the amount totaled $363.8 million. Our working capital was $553.2 million as of November 26, 2016 compared to $625.0 million as of August 27, 2016. On September 19, 2016, we expended $119.9 million in cash upon closing of our acquisition of Arrow. We generated $63.5 million and $207.6 million in cash from operating activities in the thirteen weeks ended November 26, 2016 and the full fiscal year ended August 27, 2016, respectively. We believe that our current cash and cash equivalent balances, our cash generated from future operations and amounts available under our Credit Agreement (defined below) will be sufficient to meet our current anticipated working capital and capital expenditure requirements for at least the next 12 months.

We have accumulated $53.8 million in cash outside the United States that is expected to be invested indefinitely in our foreign subsidiaries. If these funds were distributed to the U.S. in the form of dividends, we would likely be subject to additional U.S. income taxes. However, we do not believe that any resulting taxes payable would have a material impact on our liquidity.

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

Cash Provided by Operating Activities

Cash provided by operating activities for the thirteen weeks ended November 26, 2016 was $63.5 million, an increase of $5.9 million from the comparable period in the prior year when cash provided by operating activities was $57.6 million. The increased cash provided by operating activities was primarily related to a settlement of environmental litigation we entered into in the fourth quarter of fiscal 2016 which resulted in a gain of $15.9 million booked as a reduction of selling and administrative expenses. The cash received related to this gain of $12.5 million was received in September 2016. This positive impact on net cash provided by operating activities was partially offset by lower net income during the quarter.

Cash Used in Investing Activities

Cash used in investing activities for the thirteen weeks ended November 26, 2016 was $138.3 million, an increase of $117.4 million from the comparable period in the prior year when cash used in investing activities was $20.9 million. The net increase in cash used in investing activities was primarily the result of our acquisition of Arrow which was completed on September 19, 2016 for approximately $119.9 million.

Cash Used in Financing Activities

Cash used in financing activities for the thirteen weeks ended November 26, 2016 was $0.4 million compared to cash used in financing activities of $1.1 million for the thirteen weeks ended November 28, 2015. This change was primarily due to a decrease in payments on loans; as of November 26, 2016 there is no long-term debt outstanding.

Long-Term Debt and Borrowing Capacity

On April 11, 2016, we entered into an amended and restated $250.0 million unsecured revolving credit agreement (the “Credit Agreement”) with a syndicate of banks, which matures on April 11, 2021. The Credit Agreement amended and restated our prior $250.0 million revolving credit agreement, which was scheduled to mature on May 4, 2016. Under the Credit Agreement, we are able to borrow funds at variable interest rates based on, at our election, the Eurodollar rate or a base rate, plus in each case a spread based on our consolidated funded debt ratio. Availability of credit requires compliance with certain financial and other covenants, including a maximum consolidated funded debt ratio and minimum consolidated interest coverage ratio as defined in the Credit Agreement. We test our compliance with these financial covenants on a fiscal quarterly basis. At November 26, 2016, the interest rates applicable to our borrowings under the Credit Agreement would be calculated as LIBOR plus 75 basis points at the time of the respective borrowing. As of November 26, 2016, we had no outstanding borrowings and had outstanding letters of credit amounting to $58.0 million, leaving $192.0 million available for borrowing under the Credit Agreement.

As of November 26, 2016, we were in compliance with all covenants under the Credit Agreement.

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

As of November 26, 2016, we had forward contracts with a notional value of approximately 15.3 million CAD outstanding and recorded the fair value of the contracts of $0.3 million in other long-term assets and $0.3 million in prepaid expenses and other current assets with a corresponding gain in accumulated other comprehensive (loss) income of $0.4 million, which was recorded net of tax. During the thirteen weeks ended November 26, 2016, we reclassified $0.1 million from accumulated other comprehensive (loss) income to revenue, related to the derivative financial instruments. The gain in accumulated other comprehensive (loss) income as of November 26, 2016 is expected to be reclassified to revenues prior to its maturity on February 22, 2019.

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

Under environmental laws, an owner or lessee of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances located on, or in, or emanating from, such property, as well as related costs of investigation and property damage. Such laws often impose liability without regard to whether the owner or lessee knew of, or was responsible for the presence of such hazardous or toxic substances. There can be no assurances that acquired or leased locations have been operated in compliance with environmental laws and regulations or that future uses or conditions will not result in the imposition of liability upon our Company under such laws or expose our Company to third-party actions such as tort suits. We continue to address environmental conditions under terms of consent orders negotiated with the applicable environmental authorities or otherwise with respect to sites located in or related to Woburn, Massachusetts, Somerville, Massachusetts, Springfield, Massachusetts, Uvalde, Texas, Stockton, California, three sites related to former operations in Williamstown, Vermont, as well as sites located in Goldsboro, North Carolina, Wilmington, North Carolina, Landover, Maryland and Syracuse, New York.

We have accrued certain costs related to the sites described above as it has been determined that the costs are probable and can be reasonably estimated. We have potential exposure related to a parcel of land (the "Central Area") related to the Woburn, Massachusetts site mentioned above. Currently, the consent decree for the Woburn site does not define or require any remediation work in the Central Area. The United States Environmental Protection Agency (the "EPA") has provided us and other signatories to the consent decree with comments on the design and implementation of groundwater and soil remedies at the Woburn site and investigation of environmental conditions in the Central Area. We, and other signatories, have implemented and proposed to do additional work at the Woburn site but many of the EPA’s comments remain to be resolved. We have accrued costs to perform certain work responsive to EPA's comments. We have implemented mitigation measures and continue to monitor environmental conditions at the Somerville, Massachusetts site. In addition, we have received demands from the local transit authority for reimbursement of certain costs associated with its construction of a new municipal transit station in the area of our Somerville site. This station is part of a planned extension of the transit system. Due to cost projections of the extension which now substantially exceed original estimates, the local transit authority has placed the extension on hold pending its redesign and receipt of related state and federal approvals and funding increases. We have reserved for costs in connection with this matter; however, in light of the uncertainties associated with this matter, these costs and the related reserve may change. We have also received notice that the Massachusetts Department of Environmental Protection is conducting an audit of the Company’s investigation and remediation work with respect to the Somerville site.

During the fourth quarter of fiscal 2016, we entered into a settlement related to environmental litigation which resulted in a $15.9 million gain that was recorded as a reduction of selling and administrative expenses. This gain consisted of amounts previously received but not recognized into income as well as amounts that the Company received in September 2016.

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

There is usually a range of reasonable estimates of the costs associated with each site. In accordance with US GAAP, our accruals reflect the amount within the range that we believe is the best estimate or the low end of a range of estimates if no point within the range is a better estimate. Where we believe that both the amount of a particular liability and the timing of the payments are reliably determinable, we adjust the cost in current dollars using a rate of 3% for inflation until the time of expected payment and discount the cost to present value using current risk-free interest rates. As of November 26, 2016, the risk-free interest rates we utilized ranged from 2.4% to 3.0%.

For environmental liabilities that have been discounted, we include interest accretion, based on the effective interest method, in selling and administrative expenses on the Consolidated Statements of Income. The changes to the amounts of our environmental liabilities for the thirteen weeks ended November 26, 2016 were as follows (in thousands):

November 26, 2016
Beginning balance as of August 27, 2016	$26,748
Costs incurred for which reserves have been provided	(850)
Insurance proceeds	38
Interest accretion	150
Change in discount rates	(1,544)

Balance as of November 26, 2016	$24,542

Anticipated payments and insurance proceeds relating to currently identified environmental remediation liabilities as of November 26, 2016, for the next five fiscal years and thereafter, as measured in current dollars, are reflected below.

(In thousands)	2017	2018	2019	2020	2021	Thereafter	Total
Estimated costs – current dollars	$8,824	$1,859	$1,492	$1,284	$1,172	$12,390	$27,021

Estimated insurance proceeds	(135)	(159)	(173)	(159)	(173)	(1,129)	(1,928)

Net anticipated costs	$8,689	$1,700	$1,319	$1,125	$999	$11,261	$25,093

Effect of inflation							7,406
Effect of discounting							(7,957)

Balance as of November 26, 2016							$25,542

Estimated insurance proceeds are primarily received from an annuity received as part of our legal settlement with an insurance company. Annual proceeds of approximately $0.3 million are deposited into an escrow account which funds remediation and monitoring costs for three sites related to our former operations in Williamstown, Vermont. Annual proceeds received but not expended in the current year accumulate in this account and may be used in future years for costs related to this site through the year 2027. As of November 26, 2016, the balance in this escrow account, which is held in a trust and is not recorded in our Consolidated Balance Sheet, was approximately $3.4 million. Also included in estimated insurance proceeds are amounts we are entitled to receive pursuant to legal settlements as reimbursements from three insurance companies for estimated costs at the site in Uvalde, Texas.

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

Off-Balance Sheet Arrangements

As of November 26, 2016, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Securities and Exchange Commission Regulation S-K.

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

Contractual Obligations and Other Commercial Commitments

As of November 26, 2016, there were no material changes in our contractual obligations that were disclosed in our Annual Report on Form 10-K for the year ended August 27, 2016.

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

In February 2015, the FASB issued updated accounting guidance on consolidation requirements. This update changes the guidance with respect to the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. This guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015, with early adoption permitted. Accordingly, the standard became effective for us on August 28, 2016. We adopted this guidance and the adoption did not have a material impact on our financial statements.

In April 2015, the FASB issued updated guidance on the presentation of debt issuance costs. This update changes the guidance with respect to presenting such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs is reported as interest expense. This guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015, with early adoption permitted. Accordingly, the standard became effective for the Company on August 28, 2016. We adopted this guidance and the adoption did not have a material impact on our financial statements.

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

In September 2015, the FASB issued updated guidance that requires an entity to recognize adjustments made to provisional amounts that are identified in a business combination be recorded in the period such adjustments are determined, rather than retrospectively adjusting previously reported amounts. This guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015, and is to be applied prospectively, with early adoption permitted. Accordingly, the standard became effective for us on August 28, 2016. We adopted this guidance and the adoption did not have a material impact on our financial statements.

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

In August 2016, the FASB issued updated guidance that reduces diversity in how certain cash receipts and cash payments are presented and classified in the Consolidated Statements of Cash Flows. This guidance will be effective for annual reporting periods, and any interim periods within those annual periods, that begin after December 15, 2017 and will be required to be applied retrospectively, with early adoption permitted. Accordingly, the standard will be effective for us on August 26, 2018. We are currently evaluating the impact that this guidance will have on our financial statements and related disclosures.

In October 2016, the FASB issued updated guidance to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. This guidance will be effective for annual reporting periods, and any interim periods within those annual periods, that begin after December 15, 2017 and will be required to be applied on a modified retrospective basis, with early adoption permitted. Accordingly, the standard will be effective for us on August 26, 2018. We are currently evaluating the impact that this guidance will have on our financial statements and related disclosures.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

We have determined that all of our foreign subsidiaries operate primarily in local currencies that represent the functional currencies of such subsidiaries. All assets and liabilities of our foreign subsidiaries are translated into U.S. dollars using the exchange rate prevailing at the balance sheet date. The effect of exchange rate fluctuations on the translation of assets and liabilities are recorded as a component of shareholders’ equity. Revenues and expenses are translated at the average exchange rates in effect during each month of the fiscal year. As such, our financial condition and operating results are affected by fluctuations in the value of the U.S. dollar as compared to currencies in foreign countries. Revenues denominated in currencies other than the U.S. dollar represented approximately 7.2% of total consolidated revenues for the thirteen weeks ended November 26, 2016, and total assets denominated in currencies other than the U.S. dollar represented approximately 7.8% and 8.2% of total consolidated assets as of November 26, 2016 and August 27, 2016, respectively. If exchange rates had increased or decreased by 10% from the actual rates in effect during the thirteen weeks ended and as of November 26, 2016, our revenues and assets for the thirteen weeks ended and as of November 26, 2016 would have increased or decreased by approximately $2.8 million and $13.4 million, respectively.

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

As of November 26, 2016, we had forward contracts with a notional value of approximately 15.3 million CAD outstanding and recorded the fair value of the contracts of $0.3 million in other long-term assets and $0.3 million in prepaid expenses and other current assets with a corresponding gain in accumulated other comprehensive (loss) income of $0.4 million, which was recorded net of tax. During the thirteen weeks ended November 26, 2016, we reclassified $0.1 million from accumulated other comprehensive (loss) income to revenue, related to the derivative financial instruments. The gain in accumulated other comprehensive (loss) income as of November 26, 2016 is expected to be reclassified to revenues prior to its maturity on February 22, 2019.

Other than the forward contracts, discussed above, we do not operate a hedging program to mitigate the effect of a significant change in the value of our foreign subsidiaries functional currencies, which include the Canadian dollar, euro, British pound, Mexican peso and Nicaraguan cordoba, as compared to the U.S. dollar. Any losses or gains resulting from unhedged foreign currency transactions, including exchange rate fluctuations on intercompany accounts are reported as transaction losses (gains) in our other (income) expense. The intercompany payables and receivables are denominated in Canadian dollars, euros, British pounds, Mexican pesos and Nicaraguan cordobas. During the thirteen weeks ended November 26, 2016, transaction losses included in other (income) expense were approximately $0.5 million. If the exchange rates had changed by 10% during the thirteen weeks ended November 26, 2016, we would have recognized transaction gains or losses of approximately $0.8 million.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of fiscal year 2017 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are subject to legal proceedings and claims arising from the current conduct of our business operations, including personal injury, customer contract, employment claims and environmental matters as described in our Consolidated Financial Statements. We maintain insurance coverage providing indemnification against many of such claims, and we do not expect that we will sustain any material loss as a result thereof. Refer to Note 11, “Commitments and Contingencies,” to the Consolidated Financial Statements, as well as Item 1A. Risk Factors below, for further discussion.

ITEM 1A. RISK FACTORS

To our knowledge, there have been no material changes in the risk factors described in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended August 27, 2016. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended August 27, 2016, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

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

101 The following materials from UniFirst Corporation’s Quarterly Report on Form 10-Q for the quarter ended November 26, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UniFirst Corporation

January 5, 2017	By:	/s/ Ronald D. Croatti Ronald D. Croatti President and Chief Executive Officer

January 5, 2017	By:	/s/ Steven S. Sintros Steven S. Sintros Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

*	31.1 Rule 13a-14(a)/15d-14(a) Certification of Ronald D. Croatti

*	31.2 Rule 13a-14(a)/15d-14(a) Certification of Steven S. Sintros

**	32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**	32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 The following materials from UniFirst Corporation’s Quarterly Report on Form 10-Q for the quarter ended November 26, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

*	Filed herewith

**	Furnished herewith