Form 10-Q
period 2017-02-25
UNIFIRST CORP
filed 2017-04-06
CIK 717954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 25, 2017

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

The number of outstanding shares of UniFirst Corporation Common Stock and Class B Common Stock at March 31, 2017 were 15,462,689 and 4,845,519, respectively.

UniFirst Corporation

Quarterly Report on Form 10-Q

For the Quarter ended February 25, 2017

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Statements of Income

UniFirst Corporation and Subsidiaries

(Unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
	February 25,	February 27,	February 25,	February 27,
(In thousands, except per share data)	2017	2016	2017	2016

Revenues	$391,427	$363,097	$777,535	$736,481

Operating expenses:
Cost of revenues (1)	249,280	229,672	488,045	452,275
Selling and administrative expenses (1)	84,861	75,423	164,307	148,172
Depreciation and amortization	21,140	19,809	43,280	39,547
Total operating expenses	355,281	324,904	695,632	639,994

Income from operations	36,146	38,193	81,903	96,487

Other (income) expense:
Interest expense	172	218	354	439
Interest income	(1,292)	(892)	(2,275)	(1,656)
Foreign exchange (gain) loss	(108)	(132)	386	347
Total other (income) expense	(1,228)	(806)	(1,535)	(870)

Income before income taxes	37,374	38,999	83,438	97,357
Provision for income taxes	14,858	15,501	32,708	37,969

Net income	$22,516	$23,498	$50,730	$59,388

Income per share – Basic:
Common Stock	$1.17	$1.23	$2.63	$3.10
Class B Common Stock	$0.93	$0.98	$2.10	$2.48

Income per share – Diluted:
Common Stock	$1.10	$1.16	$2.49	$2.94

Income allocated to – Basic:
Common Stock	$17,836	$18,691	$40,178	$47,232
Class B Common Stock	$4,518	$4,704	$10,184	$11,896

Income allocated to – Diluted:
Common Stock	$22,362	$23,401	$50,381	$59,141

Weighted average number of shares outstanding – Basic:
Common Stock	15,305	15,241	15,295	15,230
Class B Common Stock	4,846	4,795	4,846	4,795

Weighted average number of shares outstanding – Diluted:
Common Stock	20,263	20,138	20,250	20,127

Dividends per share:
Common Stock	$0.0375	$0.0375	$0.0750	$0.0750
Class B Common Stock	$0.0300	$0.0300	$0.0600	$0.0600

(1) Exclusive of depreciation on the Company’s property, plant and equipment and amortization on its intangible assets.

The accompanying notes are an integral part of these

Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income

UniFirst Corporation and Subsidiaries

(Unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
	February 25,	February 27,	February 25,	February 27,
(In thousands)	2017	2016	2017	2016

Net Income	$22,516	$23,498	$50,730	$59,388

Other comprehensive income (loss):
Foreign currency translation adjustments	3,332	(2,011)	(1,797)	(3,583)
Pension benefit liabilities, net of income taxes	—	—	—	(218)
Change in fair value of derivatives, net of income taxes	(202)	175	122	(48)
Derivative financial instruments reclassified to earnings	(27)	(93)	(103)	(165)

Other comprehensive income (loss)	3,103	(1,929)	(1,778)	(4,014)

Comprehensive income	$25,619	$21,569	$48,952	$55,374

The accompanying notes are an integral part of these

Consolidated Financial Statements.

Consolidated Balance Sheets

UniFirst Corporation and Subsidiaries

(Unaudited)

(In thousands, except share and par value data)	February 25, 2017	August 27, 2016

Assets
Current assets:
Cash and cash equivalents	$313,535	$363,795
Receivables, less reserves of $10,152 and $7,675	176,564	156,578
Inventories	71,493	78,887
Rental merchandise in service	144,603	138,105
Prepaid taxes	1,178	10,418
Prepaid expenses and other current assets	25,873	29,831
Total current assets	733,246	777,614

Property, plant and equipment, net of accumulated depreciation of $691,091 and $661,295	551,053	539,818
Goodwill	371,773	320,641
Customer contracts, net	71,121	35,854
Other intangible assets, net	4,766	2,810
Deferred income taxes	338	97
Other assets	29,250	25,173

Total assets	$1,761,547	$1,702,007

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$55,250	$50,884
Accrued liabilities	104,785	100,782
Accrued taxes	—	969
Total current liabilities	160,035	152,635

Accrued liabilities	105,078	104,921
Accrued and deferred income taxes	79,038	79,670

Total liabilities	344,151	337,226

Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred Stock, $1.00 par value; 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $0.10 par value; 30,000,000 shares authorized; 15,456,483 and 15,415,125 shares issued and outstanding as of February 25, 2017 and August 27, 2016, respectively	1,546	1,542
Class B Common Stock, $0.10 par value; 20,000,000 shares authorized; 4,845,519 and 4,849,519 shares issued and outstanding as of February 25, 2017 and August 27, 2016, respectively	485	485
Capital surplus	77,668	72,561
Retained earnings	1,368,424	1,319,142
Accumulated other comprehensive (loss) income	(30,727)	(28,949)

Total shareholders’ equity	1,417,396	1,364,781

Total liabilities and shareholders’ equity	$1,761,547	$1,702,007

The accompanying notes are an integral part of these

Consolidated Financial Statements

Consolidated Statements of Cash Flows

UniFirst Corporation and Subsidiaries

(Unaudited)

Twenty-six weeks ended (In thousands)	February 25, 2017	February 27, 2016
Cash flows from operating activities:
Net income	$50,730	$59,388
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	37,051	35,297
Amortization of intangible assets	6,229	4,250
Amortization of deferred financing costs	56	104
Gain on sale of assets	(517)	—
Share-based compensation	4,370	2,537
Accretion on environmental contingencies	300	334
Accretion on asset retirement obligations	423	398
Deferred income taxes	(1,346)	5,978
Changes in assets and liabilities, net of acquisitions:
Receivables, less reserves	(12,887)	(6,528)
Inventories	9,233	4,733
Rental merchandise in service	444	3,477
Prepaid expenses and other current assets and Other assets	7,471	(851)
Accounts payable	3,695	(79)
Accrued liabilities	704	1,574
Prepaid and accrued income taxes	8,793	(5,131)
Net cash provided by operating activities	114,749	105,481

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(121,414)	(73)
Capital expenditures	(43,011)	(44,028)
Proceeds from sale of assets	826	—
Other	123	111
Net cash used in investing activities	(163,476)	(43,990)

Cash flows from financing activities:
Payments on loans payable and long-term debt	—	(1,046)
Proceeds from exercise of share-based awards, including excess tax benefits	2,283	1,026
Taxes withheld and paid related to net share settlement of equity awards	(1,546)	—
Payment of cash dividends	(1,448)	(1,436)

Net cash used in financing activities	(711)	(1,456)

Effect of exchange rate changes	(822)	(1,596)

Net (decrease) increase in cash and cash equivalents	(50,260)	58,439
Cash and cash equivalents at beginning of period	363,795	276,553

Cash and cash equivalents at end of period	$313,535	$334,992

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

3. Business Acquisitions

During the twenty-six weeks ended February 25, 2017, the Company completed three business acquisitions (including Arrow discussed below) with an aggregate purchase price of approximately $119.1 million. The results of operations of these acquisitions have been included in the Company’s consolidated financial results since their respective acquisition dates. These acquisitions were not significant in relation to the Company’s consolidated financial results and, therefore, pro forma financial information has not been presented.

On September 19, 2016, the Company completed an acquisition of Arrow Uniform (“Arrow”) for approximately $118.3 million and contingent consideration subject to certain holdback provisions of $1.5 million. The all-cash transaction was structured as an asset acquisition, with the Company acquiring substantially all of Arrow’s assets and a limited amount of liabilities. Arrow, headquartered in Taylor, Michigan, provided uniform and facility service rental programs as well as direct sales uniform programs to a wide range of large and small customers. Arrow operated from 12 locations with nearly 700 employees in five Midwestern states.

The Arrow acquisition was accounted for using the purchase method of accounting. The initial allocation of the purchase price is incomplete with respect to certain assets acquired from Arrow. The Company is still in the process of identifying and measuring the fair value of tangible and intangible assets acquired and liabilities assumed. The Company has engaged specialists to assist in the valuation of intangible assets for which certain assumptions have not yet been finalized. The table below summarizes the current purchase price allocation to the estimated fair value of assets acquired and liabilities assumed at the acquisition date. Goodwill is calculated as the excess of the purchase price over the net assets recognized and represents the estimated future economic benefits arising from expected synergies and growth opportunities for the Company. All of the goodwill and intangible assets were allocated to the US and Canadian Rental and Cleaning segment and are deductible for tax purposes. The cash paid upon closing for the acquisition was approximately $119.9 million. The difference between the cash paid and the total purchase price represents amounts owed from the seller as a result of final closing adjustments. As such, a receivable due from the seller of $1.6 million is included in prepaid expenses and other current assets in the accompanying Consolidated Balance Sheet as of February 25, 2017.

Receivables	$7,365
Inventories	1,824
Rental merchandise in service	7,175
Prepaid expense and other current assets	1,722
Property, plant and equipment	4,140
Goodwill	51,189
Customer contracts	40,256
Other intangible assets	2,580
Other assets	4,790
Accrued liabilities	(2,705)

Total Purchase Price	$118,336

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

All financial assets or liabilities that are measured at fair value on a recurring basis (at least annually) have been segregated into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date.  The assets or liabilities measured at fair value on a recurring basis are summarized in the tables below (in thousands):

	As of February 25, 2017
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents	$224,756	$—	$—	$224,756
Pension plan assets	—	4,817	—	4,817
Foreign currency forward contracts	—	220	—	220
Total assets at fair value	$224,756	$5,037	$—	$229,793

	As of August 27, 2016
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents	$172,760	$—	$—	$172,760
Pension plan assets	—	4,753	—	4,753
Foreign currency forward contracts	—	188	—	188
Total assets at fair value	$172,760	$4,941	$—	$177,701

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

The Company’s foreign currency forward contracts represent contracts the Company has entered into to exchange Canadian dollars for U.S. dollars at fixed exchange rates in order to manage its exposure related to certain forecasted Canadian dollar denominated sales of one of its subsidiaries. These contracts were included in other assets as of February 25, 2017. The fair value of the forward contracts is based on similar exchange traded derivatives and are, therefore, included within Level 2 of the fair value hierarchy.

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

As of February 25, 2017, the Company had forward contracts with a notional value of approximately 13.8 million CAD outstanding and recorded the fair value of the contracts of $0.1 million in other long-term assets and $0.1 million in prepaid expenses and other current assets with a corresponding gain in accumulated other comprehensive (loss) income of $0.1 million, which was recorded net of tax. During the twenty-six weeks ended February 25, 2017, the Company reclassified $0.1 million from accumulated other comprehensive (loss) income to revenue, related to the derivative financial instruments. The gain in accumulated other comprehensive (loss) income as of February 25, 2017 is expected to be reclassified to revenues prior to its maturity on February 22, 2019.

6. Employee Benefit Plans

Defined Contribution Retirement Savings Plan

The Company has a defined contribution retirement savings plan with a 401(k) feature for all eligible U.S and Canadian employees not under collective bargaining agreements. The Company matches a portion of the employee’s contribution and may make an additional contribution at its discretion. Contributions charged to expense under the plan for the thirteen weeks ended February 25, 2017 and February 27, 2016 were $3.7 million and $3.6 million, respectively. Contributions charged to expense under the plan for both the twenty-six weeks ended February 25, 2017 and February 27, 2016 were $7.3 million.

Pension Plans and Supplemental Executive Retirement Plans

The Company maintains an unfunded Supplemental Executive Retirement Plan for certain eligible employees of the Company, a non-contributory defined benefit pension plan covering union employees at one of its locations, and a frozen pension plan the Company assumed in connection with its acquisition of Textilease Corporation in fiscal 2004. The amounts charged to expense related to these plans for both the thirteen weeks ended February 25, 2017 and February 27, 2016 were $0.9 million. The amounts charged to expense related to these plans for both the twenty-six weeks ended February 25, 2017 and February 27, 2016 were $1.7 million.

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

	Thirteen weeks ended		Twenty-six weeks ended
	February 25,	February 27,	February 25,	February 27,
	2017	2016	2017	2016

Net income available to shareholders	$22,516	$23,498	$50,730	$59,388

Allocation of net income for Basic:
Common Stock	$17,836	$18,691	$40,178	$47,232
Class B Common Stock	4,518	4,704	10,184	11,896
Unvested participating shares	162	103	368	260
	$22,516	$23,498	$50,730	$59,388

Weighted average number of shares for Basic:
Common Stock	15,305	15,241	15,295	15,230
Class B Common Stock	4,846	4,795	4,846	4,795
Unvested participating shares	139	96	140	95
	20,290	20,132	20,281	20,120

Earnings per share for Basic:
Common Stock	$1.17	$1.23	$2.63	$3.10
Class B Common Stock	$0.93	$0.98	$2.10	$2.48

The Company is required to calculate diluted EPS for Common Stock using the more dilutive of the following two methods:

•	The treasury stock method; or

•	The two-class method assuming a participating security is not exercised or converted.

For the thirteen and twenty-six weeks ended February 25, 2017, the Company’s diluted EPS assumes the conversion of all vested Class B Common Stock into Common Stock and uses the two-class method for its unvested participating shares. The following table sets forth the computation of diluted earnings per share of Common Stock for the thirteen and twenty-six weeks ended February 25, 2017 (in thousands, except per share data):

	Thirteen weeks ended February 25, 2017			Twenty-six weeks ended February 25, 2017
	Earnings			Earnings
	to Common	Common		to Common	Common
	shareholders	Shares	EPS	shareholders	Shares	EPS

As reported - Basic	$17,836	15,305	$1.17	$40,178	15,295	$2.63

Add: effect of dilutive potential common shares
Share-Based Awards	—	112		—	109
Class B Common Stock	4,518	4,846		10,184	4,846

Add: Undistributed earnings allocated to unvested participating shares	158	—		357
					—
Less: Undistributed earnings reallocated to unvested participating shares	(150)	—		(338)	—

Diluted EPS – Common Stock	$22,362	20,263	$1.10	$50,381	20,250	$2.49

Share-based awards that would result in the issuance of 11,821 shares of Common Stock were excluded from the calculation of diluted earnings per share for the thirteen weeks ended February 25, 2017 because they were anti-dilutive. There were no share-based awards that were excluded from the calculation of diluted earnings per share for the twenty-six weeks ended February 25, 2017 because they were anti-dilutive.

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

	Thirteen weeks			Twenty-six weeks
	ended February 27, 2016			ended February 27, 2016
	Earnings			Earnings
	to Common	Common		to Common	Common
	Shareholders	Shares	EPS	Shareholders	Shares	EPS

As reported - Basic	$18,691	15,241	$1.23	$47,232	15,230	$3.10

Add: effect of dilutive potential common shares
Share-based awards	—	102		—	102
Class B Common Stock	4,704	4,795		11,896	4,795

Add: Undistributed earnings allocated to unvested participating shares	100	—		253	—

Less: Undistributed earnings reallocated to unvested participating shares	(94)	—		(240)	—

Diluted EPS – Common Stock	$23,401	20,138	$1.16	$59,141	20,127	$2.94

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

The components of inventory as of February 25, 2017 and August 27, 2016 were as follows (in thousands):

	February 25, 2017	August 27, 2016
Raw materials	$14,603	$16,826
Work in process	3,257	2,275
Finished goods	53,633	59,786
Total inventories	$71,493	$78,887

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

The changes in the carrying amount of goodwill are as follows (in thousands):

Balance as of August 27, 2016	$320,641
Goodwill recorded during the period	51,189
Other	(57)

Balance as of February 25, 2017	$371,773

Intangible assets, net in the Company’s accompanying Consolidated Balance Sheets are as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
February 25, 2017
Customer contracts	$206,258	$135,137	$71,121
Other intangible assets	33,933	29,167	4,766
	$240,191	$164,304	$75,887
August 27, 2016
Customer contracts	$165,405	$129,551	$35,854
Other intangible assets	31,382	28,572	2,810
	$196,787	$158,123	$38,664

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

A reconciliation of the Company’s asset retirement liability for the twenty-six weeks ended February 25, 2017 was as follows (in thousands):

February 25, 2017
Beginning balance as of August 27, 2016	$13,032
Accretion expense	423
Effect of exchange rate changes	(217)
Change in estimate	(357)
Ending balance as of February 25, 2017	$12,881

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

There is usually a range of reasonable estimates of the costs associated with each site. In accordance with US GAAP, the Company’s accruals reflect the amount within the range that it believes is the best estimate or the low end of a range of estimates if no point within the range is a better estimate. Where it believes that both the amount of a particular liability and the timing of the payments are reliably determinable, the Company adjusts the cost in current dollars using a rate of 3% for inflation until the time of expected payment and discounts the cost to present value using current risk-free interest rates. As of February 25, 2017, the risk-free interest rates utilized by the Company ranged from 2.3% to 3.0%.

For environmental liabilities that have been discounted, the Company includes interest accretion, based on the effective interest method, in selling and administrative expenses on the Consolidated Statements of Income. The changes to the Company’s environmental liabilities for the twenty-six weeks ended February 25, 2017 were as follows (in thousands):

February 25, 2017
Beginning balance as of August 27, 2016	$26,748
Costs incurred for which reserves had been provided	(1,020)
Insurance proceeds	69
Interest accretion	300
Change in discount rates	(1,434)

Balance as of February 25, 2017	$24,663

Anticipated payments and insurance proceeds of currently identified environmental remediation liabilities as of February 25, 2017, for the next five fiscal years and thereafter, as measured in current dollars, are reflected below.

(In thousands)	2017	2018	2019	2020	2021	Thereafter	Total
Estimated costs – current dollars	$8,653	$1,859	$1,492	$1,284	$1,172	$12,392	$26,852

Estimated insurance proceeds	(104)	(159)	(173)	(159)	(173)	(1,130)	(1,898)

Net anticipated costs	$8,549	$1,700	$1,319	$1,125	$999	$11,262	$24,954

Effect of inflation							7,556
Effect of discounting							(7,847)

Balance as of February 25, 2017							$24,663

Estimated insurance proceeds are primarily received from an annuity received as part of a legal settlement with an insurance company. Annual proceeds of approximately $0.3 million are deposited into an escrow account which funds remediation and monitoring costs for three sites related to former operations in Williamstown, Vermont. Annual proceeds received but not expended in the current year accumulate in this account and may be used in future years for costs related to this site through the year 2027. As of February 25, 2017, the balance in this escrow account, which is held in a trust and is not recorded in the Company’s accompanying Consolidated Balance Sheet, was approximately $3.4 million. Also included in estimated insurance proceeds are amounts the Company is entitled to receive pursuant to legal settlements as reimbursements from three insurance companies for estimated costs at the site in Uvalde, Texas.

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

While it is impossible for the Company to ascertain the ultimate legal and financial liability with respect to contingent liabilities, including lawsuits and environmental contingencies, the Company believes that the aggregate amount of such liabilities, if any, in excess of amounts covered by insurance have been properly accrued in accordance with US GAAP. It is possible, however, that the future financial position and/or results of operations for any particular future period could be materially affected by changes in the Company’s assumptions or strategies related to these contingencies or changes out of the Company’s control.

12. Income Taxes

The Company’s effective income tax rate was 39.8% and 39.2% for the thirteen and twenty-six weeks ended February 25, 2017 respectively, as compared to 39.7% and 39.0% for the thirteen and twenty-six weeks ended February 27, 2016 respectively. The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense which is consistent with the recognition of these items in prior reporting periods. During the twenty-six weeks ended February 25, 2017, there were no material changes in the amount of unrecognized tax benefits or the amount accrued for interest and penalties.

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

13. Long-Term Debt

On April 11, 2016, the Company entered into an amended and restated $250.0 million unsecured revolving credit agreement (the “Credit Agreement”) with a syndicate of banks, which matures on April 11, 2021. The Credit Agreement amended and restated the Company’s prior $250.0 million revolving credit agreement, which was scheduled to mature on May 4, 2016. Under the Credit Agreement, the Company is able to borrow funds at variable interest rates based on, at the Company’s election, the Eurodollar rate or a base rate, plus in each case a spread based on the Company’s consolidated funded debt ratio. Availability of credit requires compliance with certain financial and other covenants, including a maximum consolidated funded debt ratio and minimum consolidated interest coverage ratio as defined in the Credit Agreement. The Company tests its compliance with these financial covenants on a fiscal quarterly basis. At February 25, 2017, the interest rates applicable to the Company’s borrowings under the Credit Agreement would be calculated as LIBOR plus 75 basis points at the time of the respective borrowing. As of February 25, 2017, the Company had no outstanding borrowings and had outstanding letters of credit amounting to $66.2 million, leaving $183.8 million available for borrowing under the Credit Agreement.

As of February 25, 2017, the Company was in compliance with all covenants under the Credit Agreement.

14. Accumulated Other Comprehensive (Loss) Income

The changes in each component of accumulated other comprehensive (loss) income, net of tax, for the thirteen and twenty-six weeks ended February 25, 2017 and February 27, 2016 were as follows (in thousands):

	Thirteen Weeks Ended February 25, 2017
	Foreign Currency Translation	Pension- related (1)	Derivative Financial Instruments (1)	Total Accumulated Other Comprehensive (Loss) Income
Balance as of November 26, 2016	$(25,943)	$(8,251)	$364	$(33,830)

Other comprehensive income (loss) before reclassification	3,332	—	(202)	3,130
Amounts reclassified from accumulated other comprehensive (loss) income	—	—	(27)	(27)
Net current period other comprehensive income (loss)	3,332	—	(229)	3,103

Balance as of February 25, 2017	$(22,611)	$(8,251)	$135	$(30,727)

	Twenty-six Weeks Ended February 25, 2017
	Foreign Currency Translation	Pension- related (1)	Derivative Financial Instruments (1)	Total Accumulated Other Comprehensive (Loss) Income
Balance as of August 27, 2016	$(20,814)	$(8,251)	$116	$(28,949)

Other comprehensive (loss) income before reclassification	(1,797)	—	122	(1,675)
Amounts reclassified from accumulated other comprehensive (loss) income	—	—	(103)	(103)
Net current period other comprehensive (loss) income	(1,797)	—	19	(1,778)

Balance as of February 25, 2017	$(22,611)	$(8,251)	$135	$(30,727)

	Thirteen Weeks Ended February 27, 2016
	Foreign Currency Translation	Pension- related (1)	Derivative Financial Instruments (1)	Total Accumulated Other Comprehensive (Loss) Income
Balance as of November 28, 2015	$(21,995)	$(4,937)	$434	$(26,498)

Other comprehensive (loss) income before reclassification	(2,011)	—	175	(1,836)
Amounts reclassified from accumulated other comprehensive loss	—	—	(93)	(93)
Net current period other comprehensive (loss) income	(2,011)	—	82	(1,929)

Balance as of February 27, 2016	$(24,006)	$(4,937)	$516	$(28,427)

	Twenty-six Weeks Ended February 27, 2016
	Foreign Currency Translation	Pension- related (1)	Derivative Financial Instruments (1)	Total Accumulated Other Comprehensive (Loss) Income
Balance as of August 29, 2015	$(20,423)	$(4,719)	$729	$(24,413)

Other comprehensive (loss) income before reclassification	(3,583)	(261)	(48)	(3,892)
Amounts reclassified from accumulated other comprehensive loss	—	43	(165)	(122)
Net current period other comprehensive (loss) income	(3,583)	(218)	(213)	(4,014)

Balance as of February 27, 2016	$(24,006)	$(4,937)	$516	$(28,427)

(1)	Amounts are shown net of tax

Amounts reclassified from accumulated other comprehensive (loss) income, net of tax, for the thirteen and twenty-six weeks ended February 25, 2017 and February 27, 2016 were as follows (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	February 25,	February 27,	February 25,	February 27,
	2017	2016	2017	2016
Pension benefit liabilities, net:
Actuarial losses	$—	$—	$—	$43 (a)
Total, net of tax		—		43
Derivative financial instruments, net:
Forward contracts (b)	(27)	(93)	(103)	(165)
Total, net of tax	(27)	(93)	(103)	(165)

Total amounts reclassified, net of tax	$(27)	$(93)	$(103)	$(122)

(a)	Amounts included in selling and administrative expenses in the accompanying Consolidated Statements of Income.

(b)	Amounts included in revenues in the accompanying Consolidated Statements of Income.

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

The Company refers to the US and Canadian Rental and Cleaning, MFG, and Corporate reporting segments combined as its “Core Laundry Operations,” which is included as a subtotal in the following tables (in thousands):

	US and				Subtotal
	Canadian				Core
	Rental and		Net Interco		Laundry	Specialty
Thirteen weeks ended	Cleaning	MFG	MFG Elim	Corporate	Operations	Garments	First Aid	Total

February 25, 2017
Revenues	$350,059	$46,224	$(46,118)	$8,221	$358,386	$21,787	$11,254	$391,427

Income (loss) from operations	$42,731	$16,652	$1,007	$(27,331)	$33,059	$2,095	$992	$36,146

Interest (income) expense, net	$(925)	$—	$—	$(195)	$(1,120)	$—	$—	$(1,120)

Income (loss) before taxes	$43,691	$16,630	$1,007	$(27,093)	$34,235	$2,147	$992	$37,374

February 27, 2016
Revenues	$326,101	$42,436	$(42,436)	$5,264	$331,365	$20,451	$11,281	$363,097

Income (loss) from operations	$43,117	$14,051	$1,752	$(22,791)	$36,129	$1,146	$918	$38,193

Interest (income) expense, net	$(818)	$—	$—	$144	$(674)	$—	$—	$(674)

Income (loss) before taxes	$43,948	$14,098	$1,752	$(23,040)	$36,758	$1,323	$918	$38,999

Twenty-six weeks ended

February 25, 2017
Revenues	$694,540	$95,086	$(94,922)	$15,525	$710,229	$44,143	$23,163	$777,535

Income (loss) from operations	$95,558	$34,859	$68	$(53,753)	$76,732	$3,246	$1,925	$81,903

Interest (income) expense, net	$(1,759)	$—	$—	$(162)	$(1,921)	$—	$—	$(1,921)

Income (loss) before taxes	$97,399	$34,852	$68	$(53,673)	$78,646	$2,867	$1,925	$83,438

February 27, 2016
Revenues	$655,881	$88,251	$(88,251)	$10,521	$666,402	$47,221	$22,858	$736,481

Income (loss) from operations	$99,843	$30,595	$1,701	$(43,038)	$89,101	$5,432	$1,954	$96,487

Interest (income) expense, net	$(1,562)	$—	$—	$345	$(1,217)	$—	$—	$(1,217)

Income (loss) before taxes	$101,441	$30,634	$1,701	$(43,618)	$90,158	$5,245	$1,954	$97,357

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

Results of Operations

The following table presents certain selected financial data, including the percentage of revenues represented by each item, for the thirteen and twenty-six weeks ended February 25, 2017 and February 27, 2016.

	Thirteen weeks ended					Twenty-six weeks ended
(In thousands, except percentages)	February 25, 2017	% of Rev.	February 27, 2016	% of Rev.	% Change	February 25, 2017	% of Rev.	February 27, 2016	% of Rev.	% Change

Revenues	$391,427	100.0%	$363,097	100.0%	7.8%	$777,535	100.0%	$736,481	100.0%	5.6%

Operating expenses:
Cost of revenues (1)	249,280	63.7	229,672	63.3	8.5	488,045	62.8	452,275	61.4	7.9
Selling and administrative expenses (1)	84,861	21.7	75,423	20.8	12.5	164,307	21.1	148,172	20.1	10.9
Depreciation and amortization	21,140	5.4	19,809	5.5	6.7	43,280	5.6	39,547	5.4	9.4
Total operating expenses	355,281	90.8	324,904	89.5	9.3	695,632	89.5	639,994	86.9	8.7

Income from operations	36,146	9.2	38,193	10.5	-5.4	81,903	10.5	96,487	13.1	-15.1

Other income	(1,228)	0.3	(806)	0.2	52.4	(1,535)	0.2	(870)	0.1	76.4

Income before income taxes	37,374	9.5	38,999	10.7	-4.2	83,438	10.7	97,357	13.2	-14.3
Provision for income taxes	14,858	3.8	15,501	4.3	-4.1	32,708	4.2	37,969	5.2	-13.9

Net income	$22,516	5.8%	$23,498	6.5%	-4.2%	$50,730	6.5%	$59,388	8.1%	-14.6%

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

We have a substantial number of plants and conduct a significant portion of our business in energy producing regions in the U.S and Canada. The dramatic decrease in oil prices beginning in 2014 and continuing to the present has directly affected our customers in the oil industry as they have curtailed their level of operations. In addition, this decline has also had a corresponding effect on our customers in businesses which service or supply the oil industry as well as our customers in unrelated businesses located in areas which had benefited from the economic expansion generated by the robust growth driven by the higher oil prices in prior years. As a result, our organic growth has been impacted by elevated headcount reductions in our wearer base as well as increased lost accounts. Recent trends indicate that wearer levels at existing customers in our North American energy-dependent markets have begun to stabilize. On the other hand, we have benefited from lower costs of the gasoline used to fuel our vehicles and the natural gas used to operate our plants. While it is difficult to quantify the positive and negative impacts on our future financial results from lower oil prices, the negative impact on our results from the cutbacks by our customers in the oil industry and other affected businesses have and will continue to outweigh the benefits from lower energy costs.

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

We are currently undertaking a company-wide initiative to update our customer relationship management (“CRM”) systems. As of February 25, 2017, we have capitalized $53.5 million related to our CRM project (“Unity 20/20”). Although we have not deployed the system, we have continued to make investments in IT infrastructure, including headcount, to help support this and other technology initiatives that have impacted our results of operations. In addition, our future operating results will be impacted by the eventual depreciation of our Unity 20/20 investment.

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

A portion of our sales is derived from international markets, including Canada. Revenues denominated in currencies other than the U.S. dollar represented approximately 7.4% and 7.3% of total consolidated revenues for the thirteen and twenty-six weeks ended February 25, 2017, respectively. Revenues denominated in currencies other than the U.S. dollar represented approximately 8.0% of total consolidated revenues for both the thirteen and twenty-six weeks ended February 27, 2016. The operating results of our international subsidiaries are translated into U.S. dollars and such results are affected by movements in foreign currencies relative to the U.S. dollar. In addition, fluctuations in the Canadian dollar may have an effect on the margins of our Canadian business because a weaker Canadian dollar will increase the cost of merchandise and other operational inputs that are sourced from outside of Canada. Our operating results in future years could be negatively impacted by any devaluation, as compared to the U.S. dollar, of the Canadian dollar or any of the currencies of the other countries in which we operate.

Thirteen weeks ended February 25, 2017 compared with thirteen weeks ended February 27, 2016

Revenues

	February 25,	February 27,	Dollar	Percent
(In thousands, except percentages)	2017	2016	Change	Change

Core Laundry Operations	$358,386	$331,365	$27,021	8.2%
Specialty Garments	21,787	20,451	1,336	6.5%
First Aid	11,254	11,281	(27)	-0.2%
Consolidated total	$391,427	$363,097	$28,330	7.8%

For the thirteen weeks ended February 25, 2017, our consolidated revenues increased by $28.3 million from the comparable period in fiscal 2016, or 7.8%. This increase was primarily due to a $27.0 million increase in revenues from our Core Laundry Operations. Revenues from our Core Laundry Operations increased to $358.4 million for the thirteen weeks ended February 25, 2017 from $331.4 million for the comparable period of fiscal 2016, or 8.2%. Excluding the positive effect of acquisitions which increased our revenues by 5.6%, as well as a stronger Canadian dollar which impacted our growth 0.4%, organic growth for our Core Laundry Operations was 2.2%. The impact on our revenues from acquisitions was primarily the result of our acquisition of Arrow Uniform (“Arrow”) which was completed on September 19, 2016. Organic growth consists primarily of new sales, price increases, and net changes in the wearer levels at our existing customers, offset by lost accounts. Our organic growth during the thirteen weeks ended February 25, 2017 continued to be negatively impacted by the cumulative reductions experienced over the last year at our customers that directly or indirectly support oil or other energy production in the United States and Canada, however, recent trends indicate wearer levels in these geographies have begun to stabilize.

Specialty Garments’ revenues increased to $21.8 million in the second fiscal quarter of 2017 from $20.5 million in the comparable period of fiscal 2016, an increase of $1.3 million or 6.5%. This segment’s results are often affected by the timing and length of its customers’ power reactor outages as well as its project-based activities. First Aid revenues decreased by 0.2% compared to the comparable period in fiscal 2016.

Cost of Revenues

For the thirteen weeks ended February 25, 2017, cost of revenues increased to 63.7% of revenues, or $249.3 million, from 63.3% of revenues, or $229.7 million, for the thirteen weeks ended February 27, 2016. This increase is partially the result of the Arrow acquisition. The operations related to the Arrow acquisition had costs of revenues during the quarter that were significantly higher as a percentage of revenues than the remaining Core Laundry Operations. In addition, our Core Laundry Operations, excluding the new Arrow business, had higher production payroll and other production related expenses as a percentage of revenues compared to the thirteen weeks ended February 27, 2016, partially due to the wage increases for many of our plant employees, in addition to energy costs which increased as a percent of Core Laundry revenues. These higher costs were partially offset by lower merchandise amortization as a percentage of revenues as well as lower healthcare costs in comparison to the second fiscal quarter of 2016.

Selling and Administrative Expense

Selling and administrative expenses were 21.7% and 20.8% of revenues for the thirteen weeks ended February 25, 2017 and February 27, 2016, respectively. During the thirteen weeks ended February 25, 2017, this increase was primarily driven by higher payroll costs and other administrative costs, partially the result of investments in our CRM systems project and other technology initiatives. In addition, stock compensation expense was higher during the quarter due to the April 2016 restricted stock grant to our Chief Executive Officer.

Depreciation and Amortization

Our depreciation and amortization expense was $21.1million, or 5.4% of revenues, for the thirteen weeks ended February 25, 2017 compared to $19.8 million, or 5.5% of revenues, for the thirteen weeks ended February 27, 2016. The increase in depreciation and amortization expense was primarily due to an increase in amortization resulting from the intangible assets acquired from Arrow as well as normal capital expenditure activity in earlier periods.

Income from Operations

For the thirteen weeks ended February 25, 2017 and February 27, 2016, changes in our revenues and costs as discussed above resulted in the following changes in our income from operations:

	February 25,	February 27,	Dollar	Percent
(In thousands, except percentages)	2017	2016	Change	Change

Core Laundry Operations	$33,059	$36,129	$(3,070)	-8.5%
Specialty Garments	2,095	1,146	949	82.8%
First Aid	992	918	74	8.0%
Consolidated total	$36,146	$38,193	$(2,047)	-5.4%

Other Income

Other income, which includes interest expense, interest income and exchange rate loss (gain), was $1.2 million of income in the thirteen weeks ended February 25, 2017 compared to income of $0.8 million in the thirteen weeks ended February 27, 2016. This increase of $0.4 million was primarily due to interest income of $1.3 million during the thirteen weeks ended February 25, 2017 compared to interest income of $0.9 million during the thirteen weeks ended February 27, 2016.

Provision for Income Taxes

Our effective income tax rate was essentially unchanged at 39.8% for the thirteen weeks ended February 25, 2017 compared to 39.7% for the thirteen weeks ended February 27, 2016.

Twenty-six weeks ended February 25, 2017 compared with twenty-six weeks ended February 27, 2016

Revenues

	February 25,	February 27,	Dollar	Percent
(In thousands, except percentages)	2017	2016	Change	Change

Core Laundry Operations	$710,229	$666,402	$43,827	6.6%
Specialty Garments	44,143	47,221	(3,078)	-6.5%
First Aid	23,163	22,858	305	1.3%
Consolidated total	$777,535	$736,481	$41,054	5.6%

For the twenty-six weeks ended February 25, 2017, our consolidated revenues increased by $41.1 million from the comparable period in fiscal 2016, or 5.6%. Core Laundry Operations’ revenues increased to $710.2 million for the twenty-six weeks ended February 25, 2017 from $666.4 million for the comparable period of fiscal 2016, an increase of 6.6%. Excluding the positive effect of acquisitions which increased our revenues by 5.0%, as well as a stronger Canadian dollar which impacted our growth 0.2%, organic growth for our Core Laundry Operations was 1.4%. The impact on our revenues from acquisitions was primarily the result of our acquisition of Arrow Uniform (“Arrow”) which was completed on September 19, 2016. Organic growth consists primarily of new sales, price increases, and net changes in the wearer levels at our existing customers, offset by lost accounts.

Specialty Garments’ revenues decreased to $44.1 million in the twenty-six weeks ended February 25, 2017 from $47.2 million in the comparable period of 2016, a decrease of 6.5%. This segment’s results are affected by the timing and length of its customers’ power reactor outages as well as its project-based activities. First Aid’s revenues increased to $23.2 million for the twenty-six weeks ended February 25, 2017 from $22.9 million for the comparable period of fiscal 2016, an increase of 1.3%.

Cost of Revenues

For the twenty-six weeks ended February 25, 2017, cost of revenues increased to 62.8% of revenues, or $488.0 million, from 61.4% of revenues, or $452.3 million, for the twenty-six weeks ended February 27, 2016. This increase is partially the result of the Arrow acquisition. The operations related to the Arrow acquisition had costs of revenues during the first half of the fiscal year that were significantly higher as a percentage of revenues than the remaining Core Laundry Operations. In addition, our Core Laundry Operations, excluding the new Arrow business, had higher production payroll and other production related expenses as a percentage of revenues compared to the twenty-six weeks ended February 27, 2016, partially due to wage increases for many of our plant employees, in addition to energy costs which increased as a percent of Core Laundry revenues.

Selling and Administrative Expense

Our selling and administrative expenses increased to 21.1% of revenues, or $164.3 million, for the twenty-six weeks ended February 25, 2017 from 20.1% of revenues, or $148.2 million, for the twenty-six weeks ended February 27, 2016. During the twenty-six weeks ended February 25, 2017, this increase was primarily driven by higher payroll costs, legal fees and other administrative costs, partially the result of investments in our CRM systems project and other technology initiatives. In addition, stock compensation expense was higher during the first half of the 2017 fiscal year due to the April 2016 restricted stock grant to our Chief Executive Officer. These higher costs were partially offset by lower costs associated with legal and environment contingencies compared to the twenty-six weeks ended February 27, 2016.

Depreciation and Amortization

Our depreciation and amortization expense was $43.3 million, or 5.6% of revenues, for the twenty-six weeks ended February 25, 2017 compared to $39.5 million, or 5.4% of revenues, for the twenty-six weeks ended February 27, 2016. The increase in depreciation and amortization expense was primarily due to an increase in amortization resulting from the intangible assets acquired from Arrow as well as normal capital expenditure activity in earlier periods.

Income from Operations

For the twenty-six weeks ended February 25, 2017 and February 27, 2016, the revenue growth in our operations, as well as the change in our costs as mentioned above, resulted in the following changes in our income from operations:

	February 25,	February 27,	Dollar	Percent
(In thousands, except percentages)	2017	2016	Change	Change

Core Laundry Operations	$76,732	$89,101	$(12,369)	-13.9%
Specialty Garments	3,246	5,432	(2,186)	-40.2%
First Aid	1,925	1,954	(29)	-1.5%
Consolidated total	$81,903	$96,487	$(14,584)	-15.1%

Other Income

Other income, which includes interest expense, interest income and foreign currency exchange loss, was $1.5 million of income for the twenty-six weeks ended February 25, 2017 as compared to $0.9 million of income for the twenty-six weeks ended February 27, 2016. This change was primarily due to interest income of $2.3 million during the twenty-six weeks ended February 25, 2017 compared to interest income of $1.7 million during the twenty-six weeks ended February 27, 2016.

Provision for Income Taxes

Our effective income tax rate increased slightly to 39.2% for the twenty-six weeks ended February 25, 2017 compared to 39.0% for the twenty-six weeks ended February 27, 2016 due to a change in the mix of our jurisdictional earnings.

Liquidity and Capital Resources

General

Cash and cash equivalents totaled $313.5 million as of February 25, 2017, a decrease of $50.3 million from August 27, 2016 when the amount totaled $363.8 million. Our working capital was $573.2 million as of February 25, 2017 compared to $625.0 million as of August 27, 2016. On September 19, 2016, we expended $119.9 million in cash upon the closing of our acquisition of Arrow. We generated $114.7 million and $207.6 million in cash from operating activities in the twenty-six weeks ended February 25, 2017 and the full fiscal year ended August 27, 2016, respectively. We believe that our current cash and cash equivalent balances, our cash generated from future operations and amounts available under our Credit Agreement (defined below) will be sufficient to meet our current anticipated working capital and capital expenditure requirements for at least the next 12 months.

We have accumulated $57.5 million in cash outside the United States that is expected to be invested indefinitely in our foreign subsidiaries. If these funds were distributed to the U.S. in the form of dividends, we would likely be subject to additional U.S. income taxes. However, we do not believe that any resulting taxes payable would have a material impact on our liquidity.

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

Cash Provided by Operating Activities

Cash provided by operating activities for the twenty-six weeks ended February 25, 2017 was $114.7 million, an increase of $9.2 million from the comparable period in the prior year when cash provided by operating activities was $105.5 million. The increased cash provided by operating activities was primarily related to a settlement of environmental litigation we entered into in the fourth quarter of fiscal 2016 which resulted in a gain of $15.9 million booked as a reduction of selling and administrative expenses. The cash received in September 2016 on account of this gain was $12.5 million. The increase in cash provided by operating activities was also related to a decrease in prepaid and accrued income taxes due to the timing of payments. This positive impact on net cash provided by operating activities was partially offset by lower net income during the twenty-six weeks ended February 25, 2017.

Cash Used in Investing Activities

Cash used in investing activities for the twenty-six weeks ended February 25, 2017 was $163.5 million, an increase of $119.5 million from the comparable period in the prior year when cash used in investing activities was $44.0 million. The net increase in cash used in investing activities was primarily the result of our acquisition of Arrow which was completed on September 19, 2016 for an aggregate purchase price of approximately $119.9 million.

Cash Used in Financing Activities

Cash used in financing activities for the twenty-six weeks ended February 25, 2017 was $0.7 million compared to cash used in financing activities of $1.5 million for the twenty-six weeks ended February 27, 2016. This change was primarily due to a decrease in payments on loans. As of February 25, 2017 we had no long-term debt outstanding.

Long-Term Debt and Borrowing Capacity

On April 11, 2016, we entered into an amended and restated $250.0 million unsecured revolving credit agreement (the “Credit Agreement”) with a syndicate of banks, which matures on April 11, 2021. The Credit Agreement amended and restated our prior $250.0 million revolving credit agreement, which was scheduled to mature on May 4, 2016. Under the Credit Agreement, we are able to borrow funds at variable interest rates based on, at our election, the Eurodollar rate or a base rate, plus in each case a spread based on our consolidated funded debt ratio. Availability of credit requires compliance with certain financial and other covenants, including a maximum consolidated funded debt ratio and minimum consolidated interest coverage ratio as defined in the Credit Agreement. We test our compliance with these financial covenants on a fiscal quarterly basis. At February 25, 2017, the interest rates applicable to our borrowings under the Credit Agreement would be calculated as LIBOR plus 75 basis points at the time of the respective borrowing. As of February 25, 2017, we had no outstanding borrowings and had outstanding letters of credit amounting to $66.2 million, leaving $183.8 million available for borrowing under the Credit Agreement.

As of February 25, 2017, we were in compliance with all covenants under the Credit Agreement.

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

As of February 25, 2017, we had forward contracts with a notional value of approximately 13.8 million CAD outstanding and recorded the fair value of the contracts of $0.1 million in other long-term assets and $0.1 million in prepaid expenses and other current assets with a corresponding gain in accumulated other comprehensive (loss) income of $0.1 million, which was recorded net of tax. During the twenty-six weeks ended February 25, 2017, we reclassified $0.1 million from accumulated other comprehensive (loss) income to revenue, related to the derivative financial instruments. The gain in accumulated other comprehensive (loss) income as of February 25, 2017 is expected to be reclassified to revenues prior to its maturity on February 22, 2019.

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

There is usually a range of reasonable estimates of the costs associated with each site. In accordance with US GAAP, our accruals reflect the amount within the range that we believe is the best estimate or the low end of a range of estimates if no point within the range is a better estimate. Where we believe that both the amount of a particular liability and the timing of the payments are reliably determinable, we adjust the cost in current dollars using a rate of 3% for inflation until the time of expected payment and discount the cost to present value using current risk-free interest rates. As of February 25, 2017, the risk-free interest rates we utilized ranged from 2.3% to 3.0%.

For environmental liabilities that have been discounted, we include interest accretion, based on the effective interest method, in selling and administrative expenses on the Consolidated Statements of Income. The changes to the amounts of our environmental liabilities for the twenty-six weeks ended February 25, 2017 were as follows (in thousands):

February 25, 2017
Beginning balance as of August 27, 2016	$26,748
Costs incurred for which reserves have been provided	(1,020)
Insurance proceeds	69
Interest accretion	300
Change in discount rates	(1,434)

Balance as of February 25, 2017	$24,663

Anticipated payments and insurance proceeds relating to currently identified environmental remediation liabilities as of February 25, 2017, for the next five fiscal years and thereafter, as measured in current dollars, are reflected below.

(In thousands)	2017	2018	2019	2020	2021	Thereafter	Total
Estimated costs – current dollars	$8,653	$1,859	$1,492	$1,284	$1,172	$12,392	$26,852

Estimated insurance proceeds	(104)	(159)	(173)	(159)	(173)	(1,130)	(1,898)

Net anticipated costs	$8,549	$1,700	$1,319	$1,125	$999	$11,262	$24,954

Effect of inflation							7,556
Effect of discounting							(7,847)

Balance as of February 25, 2017							$24,663

Estimated insurance proceeds are primarily received from an annuity received as part of our legal settlement with an insurance company. Annual proceeds of approximately $0.3 million are deposited into an escrow account which funds remediation and monitoring costs for three sites related to our former operations in Williamstown, Vermont. Annual proceeds received but not expended in the current year accumulate in this account and may be used in future years for costs related to this site through the year 2027. As of February 25, 2017, the balance in this escrow account, which is held in a trust and is not recorded in our Consolidated Balance Sheet, was approximately $3.4 million. Also included in estimated insurance proceeds are amounts we are entitled to receive pursuant to legal settlements as reimbursements from three insurance companies for estimated costs at the site in Uvalde, Texas.

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

Off-Balance Sheet Arrangements

As of February 25, 2017, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Securities and Exchange Commission Regulation S-K.

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

Contractual Obligations and Other Commercial Commitments

As of February 25, 2017, there were no material changes in our contractual obligations that were disclosed in our Annual Report on Form 10-K for the year ended August 27, 2016.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

We have determined that all of our foreign subsidiaries operate primarily in local currencies that represent the functional currencies of such subsidiaries. All assets and liabilities of our foreign subsidiaries are translated into U.S. dollars using the exchange rate prevailing at the balance sheet date. The effect of exchange rate fluctuations on the translation of assets and liabilities are recorded as a component of shareholders’ equity. Revenues and expenses are translated at the average exchange rates in effect during each month of the fiscal year. As such, our financial condition and operating results are affected by fluctuations in the value of the U.S. dollar as compared to currencies in foreign countries. Revenues denominated in currencies other than the U.S. dollar represented approximately 7.4 % and 7.3% of total consolidated revenues for the thirteen and twenty-six weeks ended February 25, 2017, respectively, and total assets denominated in currencies other than the U.S. dollar represented approximately 7.9% and 8.2% of total consolidated assets as of February 25, 2017 and August 27, 2016, respectively. If exchange rates had increased or decreased by 10% from the actual rates in effect during the thirteen and twenty-six weeks ended and as of February 25, 2017, our revenues would have increased or decreased by approximately $2.9 million and $5.7 million, respectively, and assets as of February 25, 2017 would have increased or decreased by approximately $13.9 million.

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

As of February 25, 2017, we had forward contracts with a notional value of approximately 13.8 million CAD outstanding and recorded the fair value of the contracts of $0.1 million in other long-term assets and $0.1 million in prepaid expenses and other current assets with a corresponding gain in accumulated other comprehensive (loss) income of $0.1 million, which was recorded net of tax. During the twenty-six weeks ended February 25, 2017, we reclassified $0.1 million from accumulated other comprehensive (loss) income to revenue, related to the derivative financial instruments. The gain in accumulated other comprehensive (loss) income as of February 25, 2017 is expected to be reclassified to revenues prior to its maturity on February 22, 2019.

Other than the forward contracts, discussed above, we do not operate a hedging program to mitigate the effect of a significant change in the value of our foreign subsidiaries functional currencies, which include the Canadian dollar, euro, British pound, Mexican peso and Nicaraguan cordoba, as compared to the U.S. dollar. Any losses or gains resulting from unhedged foreign currency transactions, including exchange rate fluctuations on intercompany accounts are reported as transaction losses (gains) in our other (income) expense. The intercompany payables and receivables are denominated in Canadian dollars, euros, British pounds, Mexican pesos and Nicaraguan cordobas. During the thirteen weeks ended February 25, 2017, transaction gains included in other (income) expense were approximately $0.1 million. During the twenty-six weeks ended February 25, 2017, transaction losses included in other (income) expense were approximately $0.4 million. If exchange rates had increased or decreased by 10% during the thirteen and twenty-six weeks ended February 25, 2017, we would have recognized exchange gains or losses of approximately $0.9 million and $1.0 million, respectively.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that material information relating to the Company required to be disclosed by the Company in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures. We continue to review our disclosure controls and procedures, and our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter of fiscal year 2017 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

*	10.1 UniFirst Corporation Unfunded Supplemental Executive Retirement Plan, as restated January 11, 2017, to incorporate and consolidate all previous amendments thereto

*	31.1 Rule 13a-14(a)/15d-14(a) Certification of Ronald D. Croatti

*	31.2 Rule 13a-14(a)/15d-14(a) Certification of Steven S. Sintros

**	32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**	32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*

101 The following materials from UniFirst Corporation’s Quarterly Report on Form 10-Q for the quarter ended February 25, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UniFirst Corporation

April 6, 2017	By:	/s/ Ronald D. Croatti Ronald D. Croatti President and Chief Executive Officer

April 6, 2017	By:	/s/ Steven S. Sintros Steven S. Sintros Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

*	10.1 UniFirst Corporation Unfunded Supplemental Executive Retirement Plan, as restated January 11, 2017, to incorporate and consolidate all previous amendments thereto

*	31.1 Rule 13a-14(a)/15d-14(a) Certification of Ronald D. Croatti

*	31.2 Rule 13a-14(a)/15d-14(a) Certification of Steven S. Sintros

**	32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**	32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*

101 The following materials from UniFirst Corporation’s Quarterly Report on Form 10-Q for the quarter ended February 25, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

*	Filed herewith

**	Furnished herewith