Form 10-Q
period 2017-05-27
UNIFIRST CORP
filed 2017-07-06
CIK 717954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 27, 2017

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
Yes           No ☑
Indicate by check mark whether the registrant is an emerging growth company as defined in Rule 405 of the Securities Act of 1933 (§230.405 of this chapter) or Rule 12b-2 of the Securities Exchange Act of 1934 (§240.12b-2 of this chapter). Emerging growth company. ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
The number of outstanding shares of UniFirst Corporation Common Stock and Class B Common Stock at June 30, 2017 were 15,421,381 and 4,845,519, respectively.

UniFirst Corporation
Quarterly Report on Form 10-Q
For the Quarter ended May 27, 2017

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Consolidated Statements of Income
UniFirst Corporation and Subsidiaries
(Unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
(In thousands, except per share data)	May 27, 2017	May 28, 2016	May 27, 2017	May 28, 2016

Revenues	$409,834	$367,799	$1,187,369	$1,104,280

Operating expenses:
Cost of revenues (1)	255,824	224,932	743,869	677,207
Selling and administrative expenses (1)	93,077	74,541	257,384	222,713
Depreciation and amortization	22,162	20,409	65,442	59,956
Total operating expenses	371,063	319,882	1,066,695	959,876

Income from operations	38,771	47,917	120,674	144,404

Other (income) expense:
Interest expense	194	211	548	650
Interest income	(1,003)	(902)	(3,278)	(2,558)
Foreign exchange loss (gain)	218	(91)	604	256
Total other (income) expense	(591)	(782)	(2,126)	(1,652)

Income before income taxes	39,362	48,699	122,800	146,056
Provision for income taxes	15,000	18,555	47,708	56,524

Net income	$24,362	$30,144	$75,092	$89,532

Income per share – Basic:
Common Stock	$1.26	$1.57	$3.89	$4.67
Class B Common Stock	$1.01	$1.26	$3.11	$3.74

Income per share – Diluted:
Common Stock	$1.19	$1.49	$3.68	$4.43

Income allocated to – Basic:
Common Stock	$19,307	$23,939	$59,486	$71,172
Class B Common Stock	$4,883	$6,061	$15,068	$17,956

Income allocated to – Diluted:
Common Stock	$24,199	$30,007	$74,581	$89,149

Weighted average number of shares outstanding – Basic:
Common Stock	15,326	15,253	15,305	15,238
Class B Common Stock	4,846	4,827	4,846	4,805

Weighted average number of shares outstanding – Diluted:
Common Stock	20,279	20,183	20,254	20,141

Dividends per share:
Common Stock	$0.0375	$0.0375	$0.1125	$0.1125
Class B Common Stock	$0.0300	$0.0300	$0.0900	$0.0900
(1) Exclusive of depreciation on the Company’s property, plant and equipment and amortization on its intangible assets.
 The accompanying notes are an integral part of these
Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income
UniFirst Corporation and Subsidiaries
(Unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
(In thousands)	May 27, 2017	May 28, 2016	May 27, 2017	May 28, 2016

Net income	$24,362	$30,144	$75,092	$89,532

Other comprehensive (loss) income:
Foreign currency translation adjustments	(1,550)	3,806	(3,347)	223
Pension benefit liabilities, net of income taxes	—	—	—	(218)
Change in fair value of derivatives, net of income taxes	211	(344)	333	(392)
Derivative financial instruments reclassified to earnings	(105)	(36)	(208)	(201)

Other comprehensive (loss) income	(1,444)	3,426	(3,222)	(588)

Comprehensive income	$22,918	$33,570	$71,870	$88,944

The accompanying notes are an integral part of these
Consolidated Financial Statements.

Consolidated Balance Sheets
UniFirst Corporation and Subsidiaries
(Unaudited)

(In thousands, except share and par value data)	May 27, 2017	August 27, 2016

Assets
Current assets:
Cash and cash equivalents	$312,684	$363,795
Receivables, less reserves of $11,652 and $7,675	184,783	156,578
Inventories	72,112	78,887
Rental merchandise in service	147,300	138,105
Prepaid taxes	4,965	10,418
Prepaid expenses and other current assets	22,670	29,831
Total current assets	744,514	777,614

Property, plant and equipment, net of accumulated depreciation of $689,859 and $661,295	568,235	539,818
Goodwill	373,296	320,641
Customer contracts, net	71,319	35,854
Other intangible assets, net	4,522	2,810
Deferred income taxes	347	97
Other assets	29,242	25,173

Total assets	$1,791,475	$1,702,007

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$53,070	$50,884
Accrued liabilities	106,469	100,782
Accrued taxes	—	969
Total current liabilities	159,539	152,635

Accrued liabilities	106,112	104,921
Accrued and deferred income taxes	78,500	79,670

Total liabilities	344,151	337,226

Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred Stock, $1.00 par value; 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $0.10 par value; 30,000,000 shares authorized; 15,420,975 and 15,415,125 shares issued and outstanding as of May 27, 2017 and August 27, 2016, respectively	1,542	1,542
Class B Common Stock, $0.10 par value; 20,000,000 shares authorized; 4,845,519 and 4,849,519 shares issued and outstanding as of May 27, 2017 and August 27, 2016, respectively	485	485
Capital surplus	85,408	72,561
Retained earnings	1,392,060	1,319,142
Accumulated other comprehensive loss	(32,171)	(28,949)

Total shareholders’ equity	1,447,324	1,364,781

Total liabilities and shareholders’ equity	$1,791,475	$1,702,007

The accompanying notes are an integral part of these
Consolidated Financial Statements

Consolidated Statements of Cash Flows
UniFirst Corporation and Subsidiaries
(Unaudited)

Thirty-nine weeks ended (In thousands)	May 27, 2017	May 28, 2016
Cash flows from operating activities:
Net income	$75,092	$89,532
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	55,968	53,556
Amortization of intangible assets	9,474	6,400
Amortization of deferred financing costs	84	156
Gain on sale of assets	(567)	—
Share-based compensation	11,681	3,625
Accretion on environmental contingencies	450	502
Accretion on asset retirement obligations	636	599
Deferred income taxes	(1,845)	6,034
Changes in assets and liabilities, net of acquisitions:
Receivables, less reserves	(21,118)	(5,698)
Inventories	8,727	4,063
Rental merchandise in service	(2,561)	1,571
Prepaid expenses and other current assets and Other assets	11,325	(1,356)
Accounts payable	2,344	(1,627)
Accrued liabilities	1,593	6,358
Prepaid and accrued income taxes	4,534	(2,635)
Net cash provided by operating activities	155,817	161,080

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(124,486)	(10,861)
Capital expenditures	(80,462)	(72,065)
Proceeds from sale of assets	876	—
Other	(461)	(64)
Net cash used in investing activities	(204,533)	(82,990)

Cash flows from financing activities:
Payments on loans payable and long-term debt	—	(1,326)
Payment of deferred financing costs	—	(813)
Proceeds from exercise of share-based awards, including excess tax benefits	2,989	1,394
Taxes withheld and paid related to net share settlement of equity awards	(2,168)	(4,425)
Payment of cash dividends	(2,173)	(2,155)
Net cash used in financing activities	(1,352)	(7,325)

Effect of exchange rate changes	(1,043)	265

Net (decrease) increase in cash and cash equivalents	(51,111)	71,030
Cash and cash equivalents at beginning of period	363,795	276,553

Cash and cash equivalents at end of period	$312,684	$347,583

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

UniFirst Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

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

3. Business Acquisitions

During the thirty-nine weeks ended May 27, 2017, the Company completed four business acquisitions (including Arrow discussed below) with an aggregate purchase price of approximately $122.7 million. The results of operations of these acquisitions have been included in the Company’s consolidated financial results since their respective acquisition dates. These acquisitions were not significant in relation to the Company’s consolidated financial results and, therefore, pro forma financial information has not been presented.

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

The Arrow acquisition was accounted for using the purchase method of accounting. The initial allocation of the purchase price is incomplete with respect to certain assets acquired from Arrow. The Company is still in the process of measuring the fair value of intangible assets acquired and liabilities assumed. The Company has engaged specialists to assist in the valuation of intangible assets for which certain assumptions have not yet been finalized. The table below summarizes the preliminary purchase price allocation to the estimated fair value of assets acquired and liabilities assumed at the acquisition date. Goodwill is calculated as the excess of the purchase price over the net assets recognized and represents the estimated future economic benefits arising from expected synergies and growth opportunities for the Company. All of the goodwill and intangible assets were allocated to the US and Canadian Rental and Cleaning segment and are deductible for tax purposes. The cash paid upon closing for the acquisition was approximately $119.9 million. The difference between the cash paid and the total purchase price represents amounts owed from the seller as a result of final closing adjustments. As such, a receivable due from the seller of $1.6 million is included in prepaid expenses and other current assets in the accompanying Consolidated Balance Sheet as of May 27, 2017.

UniFirst Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

 The components of the consideration transferred in conjunction with the Arrow acquisition and the preliminary allocation of that consideration is as follows (in thousands):

Receivables	$7,365
Inventories	1,824
Rental merchandise in service	7,175
Prepaid expense and other current assets	1,722
Property, plant and equipment	2,619
Goodwill	51,767
Customer contracts	41,199
Other intangible assets	2,580
Other assets	4,790
Accrued liabilities	(2,705)
Total Purchase Price	$118,336

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

All financial assets or liabilities that are measured at fair value on a recurring basis (at least annually) have been segregated into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date.  The assets or liabilities measured at fair value on a recurring basis are summarized in the tables below (in thousands):

	As of May 27, 2017
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents	$179,028	$—	$—	$179,028
Pension plan assets	—	4,703	—	4,703
Foreign currency forward contracts	—	393	—	393
Total assets at fair value	$179,028	$5,096	$—	$184,124

UniFirst Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

	As of August 27, 2016
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents	$172,760	$—	$—	$172,760
Pension plan assets	—	4,753	—	4,753
Foreign currency forward contracts	—	188	—	188
Total assets at fair value	$172,760	$4,941	$—	$177,701

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

The Company’s foreign currency forward contracts represent contracts the Company has entered into to exchange Canadian dollars for U.S. dollars at fixed exchange rates in order to manage its exposure related to certain forecasted Canadian dollar denominated sales of one of its subsidiaries. These contracts were included in other assets as of May 27, 2017. The fair value of the forward contracts is based on similar exchange traded derivatives and are, therefore, included within Level 2 of the fair value hierarchy.

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

As of May 27, 2017, the Company had forward contracts with a notional value of approximately 11.1 million CAD outstanding and recorded the fair value of the contracts of $0.1 million in other long-term assets and $0.2 million in prepaid expenses and other current assets with a corresponding gain in accumulated other comprehensive (loss) income of $0.2 million, which was recorded net of tax. During the thirty-nine weeks ended May 27, 2017, the Company reclassified $0.2 million from accumulated other comprehensive (loss) income to revenue, related to the derivative financial instruments. The gain in accumulated other comprehensive (loss) income as of May 27, 2017 is expected to be reclassified to revenues prior to its maturity on February 22, 2019.

UniFirst Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

6. Employee Benefit Plans

Defined Contribution Retirement Savings Plan

The Company has a defined contribution retirement savings plan with a 401(k) feature for all eligible U.S and Canadian employees not under collective bargaining agreements. The Company matches a portion of the employee’s contribution and may make an additional contribution at its discretion. Contributions charged to expense under the plan for the thirteen weeks ended May 27, 2017 and May 28, 2016 were $3.7 million and $3.6 million, respectively. Contributions charged to expense under the plan for the thirty-nine weeks ended May 27, 2017 and May 28, 2016 were $11.0 million and $10.8 million respectively.

Pension Plans and Supplemental Executive Retirement Plans

The Company maintains an unfunded Supplemental Executive Retirement Plan for certain eligible employees of the Company, a non-contributory defined benefit pension plan covering union employees at one of its locations, and a frozen pension plan the Company assumed in connection with its acquisition of Textilease Corporation in fiscal 2004. The amounts charged to expense related to these plans for both the thirteen weeks ended May 27, 2017 and May 28, 2016 were $0.9 million. The amounts charged to expense related to these plans for both the thirty-nine weeks ended May 27, 2017 and May 28, 2016 were $2.6 million.

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

	Thirteen weeks ended		Thirty-nine weeks ended
	May 27, 2017	May 28, 2016	May 27, 2017	May 28, 2016

Net income available to shareholders	$24,362	$30,144	$75,092	$89,532

Allocation of net income for Basic:
Common Stock	$19,307	$23,939	$59,486	$71,172
Class B Common Stock	4,883	6,061	15,068	17,956
Unvested participating shares	172	144	538	404
	$24,362	$30,144	$75,092	$89,532

Weighted average number of shares for Basic:
Common Stock	15,326	15,253	15,305	15,238
Class B Common Stock	4,846	4,827	4,846	4,805
Unvested participating shares	136	97	139	96
	20,308	20,177	20,290	20,139

Earnings per share for Basic:
Common Stock	$1.26	$1.57	$3.89	$4.67
Class B Common Stock	$1.01	$1.26	$3.11	$3.74

UniFirst Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The Company is required to calculate diluted EPS for Common Stock using the more dilutive of the following two methods:

•	The treasury stock method; or

•	The two-class method assuming a participating security is not exercised or converted.

For the thirteen and thirty-nine weeks ended May 27, 2017, the Company’s diluted EPS assumes the conversion of all vested Class B Common Stock into Common Stock and uses the two-class method for its unvested participating shares. The following table sets forth the computation of diluted earnings per share of Common Stock for the thirteen and thirty-nine weeks ended May 27, 2017 (in thousands, except per share data):

	Thirteen weeks ended May 27, 2017			Thirty-nine weeks ended May 27, 2017
	Earnings to Common shareholders	Common Shares	EPS	Earnings to Common shareholders	Common Shares	EPS

As reported - Basic	$19,307	15,326	$1.26	$59,486	15,305	$3.89

Add: effect of dilutive potential common shares
Share-Based Awards	—	107		—	103
Class B Common Stock	4,883	4,846		15,068	4,846

Add: Undistributed earnings allocated to unvested participating shares	166	—		523	—

Less: Undistributed earnings reallocated to unvested participating shares	(157)	—		(496)	—

Diluted EPS – Common Stock	$24,199	20,279	$1.19	$74,581	20,254	$3.68

Share-based awards that would result in the issuance of 12,293 shares of Common Stock were excluded from the calculation of diluted earnings per share for the thirteen weeks ended May 27, 2017 because they were anti-dilutive. There were 6 share-based awards that were excluded from the calculation of diluted earnings per share for the thirty-nine weeks ended May 27, 2017 because they were anti-dilutive.

UniFirst Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

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

	Thirteen weeks ended May 28, 2016			Thirty-nine weeks ended May 28, 2016
	Earnings to Common shareholders	Common Shares	EPS	Earnings to Common shareholders	Common Shares	EPS

As reported - Basic	$23,939	15,253	$1.57	$71,172	15,238	$4.67

Add: effect of dilutive potential common shares
Share-based awards	—	103		—	98
Class B Common Stock	6,061	4,827		17,956	4,805

Add: Undistributed earnings allocated to unvested participating shares	141	—		395	—

Less: Undistributed earnings reallocated to unvested participating shares	(134)	—		(374)	—

Diluted EPS – Common Stock	$30,007	20,183	$1.49	$89,149	20,141	$4.43

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

The components of inventory as of May 27, 2017 and August 27, 2016 were as follows (in thousands):

	May 27, 2017	August 27, 2016
Raw materials	$16,109	$16,826
Work in process	3,398	2,275
Finished goods	52,605	59,786
Total inventories	$72,112	$78,887

UniFirst Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

9. Goodwill and Other Intangible Assets

As discussed in Note 3, “Acquisitions”, when the Company acquires a business, the amount assigned to the tangible assets and liabilities and intangible assets acquired is based on their respective fair values determined as of the acquisition date. The excess of the purchase price over the tangible assets and liabilities and intangible assets is recorded as goodwill.

The changes in the carrying amount of goodwill are as follows (in thousands):

Balance as of August 27, 2016	$320,641
Goodwill recorded during the period	52,767
Other	(112)

Balance as of May 27, 2017	$373,296

Intangible assets, net in the Company’s accompanying Consolidated Balance Sheets are as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
May 27, 2017
Customer contracts	$209,359	$138,040	$71,319
Other intangible assets	33,977	29,455	4,522
	$243,336	$167,495	$75,841
August 27, 2016
Customer contracts	$165,405	$129,551	$35,854
Other intangible assets	31,382	28,572	2,810
	$196,787	$158,123	$38,664

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

A reconciliation of the Company’s asset retirement liability for the thirty-nine weeks ended May 27, 2017 was as follows (in thousands):

May 27, 2017
Beginning balance as of August 27, 2016	$13,032
Accretion expense	636
Effect of exchange rate changes	(10)
Change in estimate	(537)
Ending balance as of May 27, 2017	$13,121

Asset retirement obligations are included in current and long-term accrued liabilities in the accompanying Consolidated Balance Sheets.

UniFirst Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

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

The Company has accrued certain costs related to the sites described above as it has been determined that the costs are probable and can be reasonably estimated. The Company has potential exposure related to a parcel of land (the "Central Area") related to the Woburn, Massachusetts site mentioned above. Currently, the consent decree for the Woburn site does not define or require any remediation work in the Central Area. The United States Environmental Protection Agency (the "EPA") has provided the Company and other signatories to the consent decree with comments on the design and implementation of groundwater and soil remedies at the Woburn site and investigation of environmental conditions in the Central Area. The Company, and other signatories, have implemented and proposed to do additional work at the Woburn site but many of the EPA’s comments remain to be resolved. The Company has accrued costs to perform certain work responsive to EPA's comments. The Company has implemented mitigation measures and continues to monitor environmental conditions at the Somerville, Massachusetts site. In addition, the Company has received demands from the local transit authority for reimbursement of certain costs associated with its construction of a new municipal transit station in the area of the Company’s Somerville site. This station is part of a planned extension of the transit system. Due to cost projections of the extension which now substantially exceed original estimates, the local transit authority had placed the extension on hold pending its redesign and receipt of related state and federal approvals and funding increases, and it is now proceeding with the bidding process. The Company has reserved for costs in connection with this matter; however, in light of the uncertainties associated with this matter, these costs and the related reserve may change. The Company has also received notice that the Massachusetts Department of Environmental Protection is conducting an audit of the Company’s investigation and remediation work with respect to the Somerville site.

During the fourth quarter of fiscal 2016, the Company entered into a settlement related to environmental litigation which resulted in a $15.9 million gain that was recorded as a reduction of selling and administrative expenses. This gain consisted of amounts previously received but not recognized into income as well as amounts that the Company received in September 2016.

UniFirst Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The Company routinely reviews and evaluates sites that may require remediation and monitoring and determines its estimated costs based on various estimates and assumptions. These estimates are developed using its internal sources or by third party environmental engineers or other service providers. Internally developed estimates are based on:

•Management’s judgment and experience in remediating and monitoring the Company’s sites;
•Information available from regulatory agencies as to costs of remediation and monitoring;

•	The number, financial resources and relative degree of responsibility of other potentially responsible parties (“PRPs”) who may be liable for remediation and monitoring of a specific site; and
•The typical allocation of costs among PRPs.

There is usually a range of reasonable estimates of the costs associated with each site. In accordance with US GAAP, the Company’s accruals reflect the amount within the range that it believes is the best estimate or the low end of a range of estimates if no point within the range is a better estimate. Where it believes that both the amount of a particular liability and the timing of the payments are reliably determinable, the Company adjusts the cost in current dollars using a rate of 3% for inflation until the time of expected payment and discounts the cost to present value using current risk-free interest rates. As of May 27, 2017, the risk-free interest rates utilized by the Company ranged from 2.3% to 2.9%.

For environmental liabilities that have been discounted, the Company includes interest accretion, based on the effective interest method, in selling and administrative expenses on the Consolidated Statements of Income. The changes to the Company’s environmental liabilities for the thirty-nine weeks ended May 27, 2017 were as follows (in thousands):

May 27, 2017
Beginning balance as of August 27, 2016	$26,748
Costs incurred for which reserves had been provided	(1,379)
Insurance proceeds	91
Interest accretion	450
Change in discount rates	(1,370)

Balance as of May 27, 2017	$24,540

Anticipated payments and insurance proceeds of currently identified environmental remediation liabilities as of May 27, 2017, for the next five fiscal years and thereafter, as measured in current dollars, are reflected below.

(In thousands)	2017	2018	2019	2020	2021	Thereafter	Total
Estimated costs – current dollars	$8,295	$1,859	$1,492	$1,284	$1,172	$12,390	$26,492

Estimated insurance proceeds	(81)	(159)	(173)	(159)	(173)	(1,130)	(1,875)

Net anticipated costs	$8,214	$1,700	$1,319	$1,125	$999	$11,260	$24,617

Effect of inflation							7,706
Effect of discounting							(7,783)

Balance as of May 27, 2017							$24,540

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

UniFirst Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

As of May 27, 2017, the balance in this escrow account, which is held in a trust and is not recorded in the Company’s accompanying Consolidated Balance Sheet, was approximately $3.7 million. Also included in estimated insurance proceeds are amounts the Company is entitled to receive pursuant to legal settlements as reimbursements from three insurance companies for estimated costs at the site in Uvalde, Texas.

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

12. Income Taxes

The Company’s effective income tax rate was 38.1% and 38.9% for the thirteen and thirty-nine weeks ended May 27, 2017 respectively, as compared to 38.1% and 38.7% for the thirteen and thirty-nine weeks ended May 28, 2016 respectively. The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense which is consistent with the recognition of these items in prior reporting periods. During the thirty-nine weeks ended May 27, 2017, there were no material changes in the amount of unrecognized tax benefits or the amount accrued for interest and penalties.

U.S. and Canadian federal income tax statutes have lapsed for filings up to and including fiscal years 2013 and 2009, respectively, and the Company has concluded an audit of U.S. federal income taxes for 2010 and 2011. With a few exceptions, the Company is no longer subject to state and local income tax examinations for periods prior to fiscal 2012. The Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change significantly in the next 12 months.

13. Long-Term Debt

On April 11, 2016, the Company entered into an amended and restated $250 million unsecured revolving credit agreement (the “Credit Agreement”) with a syndicate of banks, which matures on April 11, 2021. The Credit Agreement amended and restated the Company’s prior $250.0 million revolving credit agreement, which was scheduled to mature on May 4, 2016. Under the Credit Agreement, the Company is able to borrow funds at variable interest rates based on, at the Company’s election, the Eurodollar rate or a base rate, plus in each case a spread based on the Company’s consolidated funded debt ratio. Availability of credit requires compliance with certain financial and other covenants, including a maximum consolidated funded debt ratio and minimum consolidated interest coverage ratio as defined in the Credit Agreement. The Company tests its compliance with these financial covenants on a fiscal quarterly basis. At May 27, 2017, the interest rates applicable to the Company’s borrowings under the Credit Agreement would be calculated as LIBOR plus 75 basis points at the time of the respective borrowing. As of May 27, 2017, the Company had no outstanding borrowings and had outstanding letters of credit amounting to $66.2 million, leaving $183.8 million available for borrowing under the Credit Agreement.

As of May 27, 2017, the Company was in compliance with all covenants under the Credit Agreement.

UniFirst Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

14. Accumulated Other Comprehensive (Loss) Income

The changes in each component of accumulated other comprehensive (loss) income, net of tax, for the thirteen and thirty-nine weeks ended May 27, 2017 and May 28, 2016 were as follows (in thousands):

	Thirteen weeks ended May 27, 2017
	Foreign Currency Translation	Pension- related (1)	Derivative Financial Instruments (1)	Total Accumulated Other Comprehensive (Loss) Income
Balance as of February 25, 2017	$(22,611)	$(8,251)	$135	$(30,727)

Other comprehensive (loss) income before reclassification	(1,550)	—	211	(1,339)
Amounts reclassified from accumulated other comprehensive (loss) income	—	—	(105)	(105)
Net current period other comprehensive (loss) income	(1,550)	—	106	(1,444)

Balance as of May 27, 2017	$(24,161)	$(8,251)	$241	$(32,171)

	Thirty-nine weeks ended May 27, 2017
	Foreign Currency Translation	Pension- related (1)	Derivative Financial Instruments (1)	Total Accumulated Other Comprehensive (Loss) Income
Balance as of August 27, 2016	$(20,814)	$(8,251)	$116	$(28,949)

Other comprehensive (loss) income before reclassification	(3,347)	—	333	(3,014)
Amounts reclassified from accumulated other comprehensive (loss) income	—	—	(208)	(208)
Net current period other comprehensive (loss) income	(3,347)	—	125	(3,222)

Balance as of May 27, 2017	$(24,161)	$(8,251)	$241	$(32,171)

UniFirst Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

	Thirteen weeks ended May 28, 2016
	Foreign Currency Translation	Pension- related (1)	Derivative Financial Instruments (1)	Total Accumulated Other Comprehensive (Loss) Income
Balance as of February 27, 2016	$(24,006)	$(4,937)	$516	$(28,427)

Other comprehensive (loss) income before reclassification	3,806	—	(344)	3,462
Amounts reclassified from accumulated other comprehensive (loss) income	—	—	(36)	(36)
Net current period other comprehensive (loss) income	3,806	—	(380)	3,426

Balance as of May 28, 2016	$(20,200)	$(4,937)	$136	$(25,001)

	Thirty-nine weeks ended May 28, 2016
	Foreign Currency Translation	Pension- related (1)	Derivative Financial Instruments (1)	Total Accumulated Other Comprehensive (Loss) Income
Balance as of August 29, 2015	$(20,423)	$(4,719)	$729	$(24,413)

Other comprehensive (loss) income before reclassification	223	(261)	(392)	(430)
Amounts reclassified from accumulated other comprehensive (loss) income	—	43	(201)	(158)
Net current period other comprehensive (loss) income	223	(218)	(593)	(588)

Balance as of May 28, 2016	$(20,200)	$(4,937)	$136	$(25,001)
(1)Amounts are shown net of tax

Amounts reclassified from accumulated other comprehensive (loss) income, net of tax, for the thirteen and thirty-nine weeks ended May 27, 2017 and May 28, 2016 were as follows (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	May 27, 2017	May 28, 2016	May 27, 2017	May 28, 2016
Pension benefit liabilities, net:
Actuarial losses	$—	$—	$—	$43	(a)
Total, net of tax	—	—	—	43
Derivative financial instruments, net:
Forward contracts (b)	(105)	(36)	(208)	(201)
Total, net of tax	(105)	(36)	(208)	(201)

Total amounts reclassified, net of tax	$(105)	$(36)	$(208)	$(158)
(a)Amounts included in selling and administrative expenses in the accompanying Consolidated Statements of Income.
(b)Amounts included in revenues in the accompanying Consolidated Statements of Income.

UniFirst Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

15. Segment Reporting

Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the chief operating decision-maker, or decision-making group, in making decisions on how to allocate resources and assess performance. The Company’s chief operating decision maker is the Company’s Executive Management Committee. The Company has six operating segments based on the information reviewed by its Executive Management Committee: US Rental and Cleaning, Canadian Rental and Cleaning, Manufacturing (“MFG”), Corporate, Specialty Garments Rental and Cleaning (“Specialty Garments”) and First Aid. The US Rental and Cleaning and Canadian Rental and Cleaning operating segments have been combined to form the US and Canadian Rental and Cleaning reporting segment, and as a result, the Company has five reporting segments.

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

UniFirst Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The Company refers to the US and Canadian Rental and Cleaning, MFG, and Corporate reporting segments combined as its “Core Laundry Operations,” which is included as a subtotal in the following tables (in thousands):

Thirteen weeks ended	US and Canadian Rental and Cleaning	MFG	Net Interco MFG Elim	Corporate	Subtotal Core Laundry Operations	Specialty Garments	First Aid	Total

May 27, 2017
Revenues	$361,157	$53,768	$(53,722)	$5,890	$367,093	$29,861	$12,880	$409,834

Income (loss) from operations	$50,603	$19,932	$(1,029)	$(36,044)	$33,462	$4,181	$1,128	$38,771

Interest (income) expense, net	$(809)	$—	$—	$—	$(809)	$—	$—	$(809)

Income (loss) before taxes	$51,447	$19,731	$(1,029)	$(36,181)	$33,968	$4,266	$1,128	$39,362

May 28, 2016
Revenues	$325,822	$49,482	$(49,482)	$5,402	$331,224	$24,081	$12,494	$367,799

Income (loss) from operations	$49,653	$18,633	$(1,746)	$(23,756)	$42,784	$3,559	$1,574	$47,917

Interest (income) expense, net	$(857)	$—	$—	$166	$(691)	$—	$—	$(691)

Income (loss) before taxes	$50,507	$18,609	$(1,746)	$(23,915)	$43,455	$3,670	$1,574	$48,699

Thirty-nine weeks ended

May 27, 2017
Revenues	$1,055,697	$148,854	$(148,644)	$21,415	$1,077,322	$74,004	$36,043	$1,187,369

Income (loss) from operations	$146,161	$54,791	$(961)	$(89,797)	$110,194	$7,427	$3,053	$120,674

Interest (income) expense, net	$(2,568)	$—	$—	$(162)	$(2,730)	$—	$—	$(2,730)

Income (loss) before taxes	$148,846	$54,583	$(961)	$(89,854)	$112,614	$7,133	$3,053	$122,800

May 28, 2016
Revenues	$981,703	$137,733	$(137,733)	$15,923	$997,626	$71,302	$35,352	$1,104,280

Income (loss) from operations	$149,496	$49,228	$(45)	$(66,794)	$131,885	$8,991	$3,528	$144,404

Interest (income) expense, net	$(2,419)	$—	$—	$511	$(1,908)	$—	$—	$(1,908)

Income (loss) before taxes	$151,948	$49,243	$(45)	$(67,533)	$133,613	$8,915	$3,528	$146,056

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR FOR FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and any documents incorporated by reference contain forward looking statements within the meaning of the federal securities laws. Forward looking statements contained in this Quarterly Report on Form 10-Q and any documents incorporated by reference are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Forward looking statements may be identified by words such as “estimates,” “anticipates,” “projects,” “plans,” “expects,” “intends,” “believes,” “seeks,” “could,” “should,” “may,” “will,” or the negative versions thereof, and similar expressions and by the context in which they are used. Such forward looking statements are based upon our current expectations and speak only as of the date made. Such statements are highly dependent upon a variety of risks, uncertainties and other important factors that could cause actual results to differ materially from those reflected in such forward looking statements. Such factors include, but are not limited to, the recent passing of our Chairman, Chief Executive Officer and President and the successful transition of his management responsibilities, uncertainties caused by adverse economic conditions and their impact on our customers’ businesses and workforce levels, uncertainties regarding our ability to consummate and successfully integrate acquired businesses, our ability to maintain and grow Arrow’s customer base and enhance its operating margins, uncertainties regarding any existing or newly-discovered expenses and liabilities related to environmental compliance and remediation, any adverse outcome of pending or future contingencies or claims, our ability to compete successfully without any significant degradation in our margin rates, seasonal and quarterly fluctuations in business levels, our ability to preserve positive labor relationships and avoid becoming the target of corporate labor unionization campaigns that could disrupt our business, the effect of currency fluctuations on our results of operations and financial condition, our dependence on third parties to supply us with raw materials, any loss of key management or other personnel, increased costs as a result of any future changes in federal or state laws, rules and regulations or governmental interpretation of such laws, rules and regulations, uncertainties regarding the price levels of natural gas, electricity, fuel and labor, the negative effect on our business from sharply depressed oil prices, the continuing increase in domestic healthcare costs, including the ultimate impact of the Affordable Care Act, our ability to retain and grow our customer base, demand and prices for our products and services, fluctuations in our Specialty Garments business, rampant criminal activity and instability in Mexico where our principal garment manufacturing plants are located, our ability to properly and efficiently design, construct, implement and operate our new customer relationship management (“CRM”) computer system, interruptions or failures of our information technology systems, including as a result of cyber-attacks, additional professional and internal costs necessary for compliance with recent and proposed future changes in Securities and Exchange Commission, New York Stock Exchange and accounting rules, strikes and unemployment levels, our efforts to evaluate and potentially reduce internal costs, economic and other developments associated with the war on terrorism and its impact on the economy and general economic conditions and other factors described under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended August 27, 2016 and in our other filings with the Securities and Exchange Commission. We undertake no obligation to update any forward looking statements to reflect events or circumstances arising after the date on which such statements are made.

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

Results of Operations

The following table presents certain selected financial data, including the percentage of revenues represented by each item, for the thirteen and thirty-nine weeks ended May 27, 2017 and May 28, 2016.

	Thirteen weeks ended					Thirty-nine weeks ended
(In thousands, except percentages)	May 27, 2017	% of Rev.	May 28, 2016	% of Rev.	% Change	May 27, 2017	% of Rev.	May 28, 2016	% of Rev.	% Change

Revenues	$409,834	100.0%	$367,799	100.0%	11.4%	$1,187,369	100.0%	$1,104,280	100.0%	7.5%

Operating expenses:
Cost of revenues (1)	255,824	62.4	224,932	61.2	13.7	743,869	62.6	677,207	61.3	9.8
Selling and administrative expenses (1)	93,077	22.7	74,541	20.3	24.9	257,384	21.7	222,713	20.2	15.6
Depreciation and amortization	22,162	5.4	20,409	5.5	8.6	65,442	5.5	59,956	5.4	9.2
Total operating expenses	371,063	90.5	319,882	87.0	16.0	1,066,695	89.8	959,876	86.9	11.1

Income from operations	38,771	9.5	47,917	13.0	(19.1)	120,674	10.2	144,404	13.1	(16.4)

Other income	(591)	(0.1)	(782)	(0.2)	(24.4)	(2,126)	(0.2)	(1,652)	(0.1)	28.7

Income before income taxes	39,362	9.6	48,699	13.2	(19.2)	122,800	10.3	146,056	13.2	(15.9)
Provision for income taxes	15,000	3.7	18,555	5.0	(19.2)	47,708	4.0	56,524	5.1	(15.6)

Net income	$24,362	5.9%	$30,144	8.2%	(19.2)%	$75,092	6.3%	$89,532	8.1%	(16.1)%

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

Cost of revenues include the amortization of rental merchandise in service and merchandise costs related to direct sales as well as labor and other production, service and delivery costs, and distribution costs associated with operating our Core Laundry Operations, Specialty Garments facilities, and First Aid locations. Selling and administrative costs include costs related to our sales and marketing functions as well as general and administrative costs associated with our corporate offices, non-operating environmental sites and operating locations, including information systems, engineering, materials management, manufacturing planning, finance, budgeting, and human resources.

We have a substantial number of plants and conduct a significant portion of our business in energy producing regions in the U.S and Canada. The dramatic decrease in oil prices beginning in 2014 and continuing to the present has directly affected our customers in the oil industry as they have curtailed their level of operations. In addition, this decline has also had a corresponding effect on our customers in businesses which service or supply the oil industry as well as our customers in unrelated businesses located in areas which had benefited from the economic expansion generated by the robust growth driven by the higher oil prices in prior years. As a result, our organic growth has been impacted by elevated headcount reductions in our wearer base as well as increased lost accounts. Recent trends indicate that wearer levels at existing customers in our North American energy-dependent markets have begun to stabilize. On the other hand, we have benefited from lower costs of the gasoline used to fuel our vehicles and the natural gas used to operate our plants. While it is difficult to quantify the positive and negative impacts on our future financial results from lower oil prices, the negative impact on our results from the cutbacks by our customers in the oil industry and other affected businesses have and may continue to outweigh the benefits from lower energy costs.

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

We are currently undertaking a company-wide initiative to update our customer relationship management (“CRM”) systems. As of May 27, 2017, we have capitalized $56.7 million related to our CRM project (“Unity 20/20”). Although we have not deployed the system, we have continued to make investments in IT infrastructure, including headcount, to help support this and other technology initiatives that have impacted our results of operations. Our future operating results may be impacted by the eventual depreciation of our Unity 20/20 investment.

This project has experienced repeated delays in completion from our original timetable. In addition, we have recently experienced further delays due to significant quality issues with the stability and performance of the system’s underlying code. As a result, the timing and costs with respect to the completion and implementation of the system are currently uncertain. We are working with our consultants to better understand the significance of and the steps to resolve these issues. Overall, we continue to evaluate the situation to determine our best path moving forward. The failure to properly, efficiently and economically complete and operate the new system on a timely basis or at all could materially disrupt our operations, adversely impact the servicing of our customers and have a material adverse effect on our financial results. Depending on the results of our evaluation, we may determine that some future costs moving forward do not qualify for capitalization. In addition, should we be unsuccessful in completing or implementing our CRM system, some or all of our previously capitalized costs could be subject to impairment.

On May 24, 2017, we announced the passing of Ronald D. Croatti, our Chairman, Chief Executive Officer and President. Mr. Croatti had been our Chief Executive Officer since 1991 and had been with the Company since 1965. Following Mr. Croatti’s death, our Board of Directors appointed an Executive Management Committee to lead the Company on an interim basis and to direct our strategies, operations and business activities while the Board conducts the process of selecting a new chief executive officer. The committee consists of the senior executive and management team of the Company, all of whom have extensive tenures with the Company. Steven S. Sintros, the Company’s Chief Financial Officer, was appointed by the Board as the committee’s administrative chair. Our Board of Directors is conducting a process to select a new Chief Executive Officer.

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

A portion of our sales is derived from international markets, including Canada. Revenues denominated in currencies other than the U.S. dollar represented approximately 7.4% and 7.3% of total consolidated revenues for the thirteen and thirty-nine weeks ended May 27, 2017, respectively. Revenues denominated in currencies other than the U.S. dollar represented approximately 8.5% and 8.2% of total consolidated revenues for the thirteen and thirty-nine weeks ended May 28, 2016, respectively. The operating results of our international subsidiaries are translated into U.S. dollars and such results are affected by movements in foreign currencies relative to the U.S. dollar. In addition, fluctuations in the Canadian dollar may have an effect on the margins of our Canadian business because a weaker Canadian dollar will increase the cost of merchandise and other operational inputs that are sourced from outside of Canada. Our operating results in future years could be negatively impacted by any devaluation, as compared to the U.S. dollar, of the Canadian dollar or any of the currencies of the other countries in which we operate.

Thirteen weeks ended May 27, 2017 compared with thirteen weeks ended May 28, 2016

Revenues

(In thousands, except percentages)	May 27, 2017	May 28, 2016	Dollar Change	Percent Change

Core Laundry Operations	$367,093	$331,224	$35,869	10.8%
Specialty Garments	29,861	24,081	5,780	24.0%
First Aid	12,880	12,494	386	3.1%
Consolidated total	$409,834	$367,799	$42,035	11.4%

For the thirteen weeks ended May 27, 2017, our consolidated revenues increased by $42.0 million from the comparable period in fiscal 2016, or 11.4%. This increase was primarily due to a $35.9 million increase in revenues from our Core Laundry Operations. Revenues from our Core Laundry Operations increased to $367.1 million for the thirteen weeks ended May 27, 2017 from $331.2 million for the comparable period of fiscal 2016, or 10.8%. Excluding the positive effect of acquisitions, which we estimate increased our revenues by approximately 6.2%, as well as a weaker Canadian dollar, which adversely impacted our growth by 0.2%, organic growth for our Core Laundry Operations was 4.8%. The impact on our revenues from acquisitions was primarily the result of our acquisition of Arrow Uniform (“Arrow”), which was completed on September 19, 2016. Organic growth consists primarily of new sales, price increases, and net changes in the wearer levels at our existing customers, offset by lost accounts.

Specialty Garments’ revenues increased to $29.9 million in the third fiscal quarter of 2017 from $24.1 million in the comparable period of fiscal 2016, an increase of $5.8 million, or 24.0%. This segment’s results are often affected by the timing and length of its customers’ power reactor outages as well as its project-based activities. First Aid revenues increased by 3.1% compared to the comparable period in fiscal 2016.

Cost of Revenues

For the thirteen weeks ended May 27, 2017, cost of revenues increased to 62.4% of revenues, or $255.8 million, from 61.2% of revenues, or $224.9 million, for the thirteen weeks ended May 28, 2016. This increase is partially the result of the Arrow acquisition. The operations related to the Arrow acquisition had costs of revenues during the quarter that were significantly higher as a percentage of revenues than the remaining Core Laundry Operations. In addition, our Core Laundry Operations, excluding the new Arrow business, had significantly higher expense from claims related to healthcare for our employees as well as workers’ compensation and auto related accidents. Energy costs also increased as a percentage of Core Laundry revenues. These higher costs were partially offset by lower merchandise amortization as a percentage of revenues in comparison to the third fiscal quarter of 2016.

Selling and Administrative Expense

Selling and administrative expenses were 22.7% and 20.3% of revenues for the thirteen weeks ended May 27, 2017 and May 28, 2016, respectively. This increase was primarily the result of stock compensation expense related to the April 2016 restricted stock grant to our former Chief Executive Officer. A total of $6.5 million was recognized in the thirteen weeks ended May 27, 2017 related to this grant, $5.4 million of which was the result of accelerated vesting of certain shares expected to be earned based on the performance of the Company in accordance with the terms of our restricted stock award agreement with our former Chief Executive Officer. In addition, this increase was also driven by higher selling and administrative payroll and payroll related costs, partially the result of investments in our CRM systems project and other technology initiatives.

Depreciation and Amortization

Our depreciation and amortization expense was $22.2 million, or 5.4% of revenues, for the thirteen weeks ended May 27, 2017 compared to $20.4 million, or 5.5% of revenues, for the thirteen weeks ended May 28, 2016. The increase in depreciation and amortization expense was primarily due to an increase in amortization resulting from the intangible assets acquired from Arrow as well as normal capital expenditure activity in earlier periods.

Income from Operations

For the thirteen weeks ended May 27, 2017 and May 28, 2016, changes in our revenues and costs as discussed above resulted in the following changes in our income from operations:

(In thousands, except percentages)	May 27, 2017	May 28, 2016	Dollar Change	Percent Change

Core Laundry Operations	$33,462	$42,784	$(9,322)	(21.8)%
Specialty Garments	4,181	3,559	622	17.5%
First Aid	1,128	1,574	(446)	(28.3)%
Consolidated total	$38,771	$47,917	$(9,146)	(19.1)%

Other Income

Other income, which includes interest expense, interest income and exchange rate loss (gain), was $0.6 million of income in the thirteen weeks ended May 27, 2017 compared to income of $0.8 million in the thirteen weeks ended May 28, 2016. This decrease of $0.2 million was primarily due to foreign exchange loss of $0.2 million during the thirteen weeks ended May 27, 2017 compared to foreign exchange gain of $0.1 million during the thirteen weeks ended May 28, 2016.

Provision for Income Taxes

Our effective income tax rate was unchanged at 38.1% for both the thirteen weeks ended May 27, 2017 and May 28, 2016.

Thirty-nine weeks ended May 27, 2017 compared with thirty-nine weeks ended May 28, 2016

Revenues

(In thousands, except percentages)	May 27, 2017	May 28, 2016	Dollar Change	Percent Change

Core Laundry Operations	$1,077,322	$997,626	$79,696	8.0%
Specialty Garments	74,004	71,302	2,702	3.8%
First Aid	36,043	35,352	691	2.0%
Consolidated total	$1,187,369	$1,104,280	$83,089	7.5%

For the thirty-nine weeks ended May 27, 2017, our consolidated revenues increased by $83.1 million from the comparable period in fiscal 2016, or 7.5%. Core Laundry Operations’ revenues increased to $1,077.3 million for the thirty-nine weeks ended May 27, 2017 from $997.6 million for the comparable period of fiscal 2016, an increase of 8.0%. Excluding the positive effect of acquisitions, which we estimated increased our revenues by approximately 5.4% during this period, organic growth for our Core Laundry Operations was 2.6%. The impact on our revenues from acquisitions was primarily the result of our acquisition of Arrow, which was completed on September 19, 2016. Organic growth consists primarily of new sales, price increases, and net changes in the wearer levels at our existing customers, offset by lost accounts.

Specialty Garments’ revenues increased to $74.0 million in the thirty-nine weeks ended May 27, 2017 from $71.3 million in the comparable period of 2016, an increase of 3.8%. This segment’s results are affected by the timing and length of its customers’ power reactor outages as well as its project-based activities. First Aid’s revenues increased to $36.0 million for the thirty-nine weeks ended May 27, 2017 from $35.4 million for the comparable period of fiscal 2016, an increase of 2.0%.

Cost of Revenues

For the thirty-nine weeks ended May 27, 2017, cost of revenues increased to 62.6% of revenues, or $743.9 million, from 61.3% of revenues, or $677.2 million, for the thirty-nine weeks ended May 28, 2016. The operations related to the Arrow acquisition had costs of revenues during the first nine months of the fiscal year that were significantly higher as a percentage of revenues than the remaining Core Laundry Operations. In addition, our Core Laundry Operations, excluding the new Arrow business, had higher expense from claims related to healthcare for our employees as well as workers' compensation and auto related accidents. Energy costs also increased as a percentage of Core Laundry revenues. These higher costs were partially offset by lower merchandise amortization as a percentage of revenues in the thirty-nine weeks ended May 27, 2017 in comparison to the comparable period of fiscal 2016.

Selling and Administrative Expense

Our selling and administrative expenses increased to 21.7% of revenues, or $257.4 million, for the thirty-nine weeks ended May 27, 2017 from 20.2% of revenues, or $222.7 million, for the thirty-nine weeks ended May 28, 2016. This increase was primarily the result of a stock compensation expense related to the April 2016 restricted stock grant to our former Chief Executive Officer. A total of $8.8 million was recognized in the thirty-nine weeks ended May 27, 2017 related to this grant, $5.4 million of which was the result of accelerated vesting of certain shares expected to be earned based on the performance of the Company in accordance with the terms of our restricted stock award agreement with our former Chief Executive Officer. In addition, this increase was also driven by higher selling and administrative payroll and payroll related costs, partially the result of investments in our CRM systems project and other technology initiatives. These higher costs were partially offset by lower costs associated with legal and environmental contingencies compared to the thirty-nine weeks ended May 28, 2016.

Depreciation and Amortization

Our depreciation and amortization expense was $65.4 million, or 5.5% of revenues, for the thirty-nine weeks ended May 27, 2017 compared to $60.0 million, or 5.4% of revenues, for the thirty-nine weeks ended May 28, 2016. The increase in depreciation and amortization expense was primarily due to an increase in amortization resulting from the intangible assets acquired from Arrow as well as normal capital expenditure activity in earlier periods.

Income from Operations

For the thirty-nine weeks ended May 27, 2017 and May 28, 2016, the revenue growth in our operations, as well as the change in our costs as mentioned above, resulted in the following changes in our income from operations:

(In thousands, except percentages)	May 27, 2017	May 28, 2016	Dollar Change	Percent Change

Core Laundry Operations	$110,194	$131,885	$(21,691)	(16.4)%
Specialty Garments	7,427	8,991	(1,564)	(17.4)%
First Aid	3,053	3,528	(475)	(13.5)%
Consolidated total	$120,674	$144,404	$(23,730)	(16.4)%

Other Income

Other income, which includes interest expense, interest income and foreign currency exchange loss, was $2.1 million of income for the thirty-nine weeks ended May 27, 2017 as compared to $1.7 million of income for the thirty-nine weeks ended May 28, 2016. This change was primarily due to interest income of $3.3 million during the thirty-nine weeks ended May 27, 2017 compared to interest income of $2.6 million during the thirty-nine weeks ended May 28, 2016.

Provision for Income Taxes

Our effective income tax rate increased slightly to 38.9% for the thirty-nine weeks ended May 27, 2017 compared to 38.7% for the thirty-nine weeks ended May 28, 2016 due to a change in the mix of our jurisdictional earnings.

Liquidity and Capital Resources

General

Cash and cash equivalents totaled $312.7 million as of May 27, 2017, a decrease of $51.1 million from August 27, 2016 when the amount totaled $363.8 million. Our working capital was $585.0 million as of May 27, 2017 compared to $625.0 million as of August 27, 2016. On September 19, 2016, we expended $119.9 million in cash upon the closing of our acquisition of Arrow. We generated $155.8 million and $207.6 million in cash from operating activities in the thirty-nine weeks ended May 27, 2017 and the full fiscal year ended August 27, 2016, respectively. We believe that our current cash and cash equivalent balances, our cash generated from future operations and amounts available under our Credit Agreement (defined below) will be sufficient to meet our current anticipated working capital and capital expenditure requirements for at least the next 12 months.

We have accumulated $55.2 million in cash outside the United States that is expected to be invested indefinitely in our foreign subsidiaries. If these funds were distributed to the U.S. in the form of dividends, we would likely be subject to additional U.S. income taxes. However, we do not believe that any resulting taxes payable would have a material impact on our liquidity.

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

Cash Provided by Operating Activities

Cash provided by operating activities for the thirty-nine weeks ended May 27, 2017 was $155.8 million, a decrease of $5.3 million from the comparable period in the prior year when cash provided by operating activities was $161.1 million. The decreased cash provided by operating activities was primarily related to an increase in receivables. This decrease was offset by a settlement of environmental litigation we entered into in the fourth quarter of fiscal 2016, which resulted in a gain of $15.9 million booked as a reduction of selling and administrative expenses. The cash received in September 2016 on account of this gain was $12.5 million.

Cash Used in Investing Activities

Cash used in investing activities for the thirty-nine weeks ended May 27, 2017 was $204.5 million, an increase of $121.5 million from the comparable period in the prior year when cash used in investing activities was $83.0 million. The net increase in cash used in investing activities was primarily the result of our acquisition of Arrow, which was completed on September 19, 2016 for an aggregate payment upon closing of approximately $119.9 million.

Cash Used in Financing Activities

Cash used in financing activities for the thirty-nine weeks ended May 27, 2017 was $1.4 million compared to cash used in financing activities of $7.3 million for the thirty-nine weeks ended May 28, 2016. This change was primarily due to a decrease in payments on loans. As of May 27, 2017, we had no long-term debt outstanding.

Long-Term Debt and Borrowing Capacity

On April 11, 2016, we entered into an amended and restated $250 million unsecured revolving credit agreement (the “Credit Agreement”) with a syndicate of banks, which matures on April 11, 2021. The Credit Agreement amended and restated our prior $250.0 million revolving credit agreement, which was scheduled to mature on May 4, 2016. Under the Credit Agreement, we are able to borrow funds at variable interest rates based on, at our election, the Eurodollar rate or a base rate, plus in each case a spread based on our consolidated funded debt ratio. Availability of credit requires compliance with certain financial and other covenants, including a maximum consolidated funded debt ratio and minimum consolidated interest coverage ratio as defined in the Credit Agreement. We test our compliance with these financial covenants on a fiscal quarterly basis. As of May 27, 2017, the interest rates applicable to our borrowings under the Credit Agreement would be calculated as LIBOR plus 75 basis points at the time of the respective borrowing. As of May 27, 2017, we had no outstanding borrowings and had outstanding letters of credit amounting to $66.2 million, leaving $183.8 million available for borrowing under the Credit Agreement.

As of May 27, 2017, we were in compliance with all covenants under the Credit Agreement.

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

As of May 27, 2017, we had forward contracts with a notional value of approximately 11.1 million CAD outstanding and recorded the fair value of the contracts of $0.1 million in other long-term assets and $0.2 million in prepaid expenses and other current assets with a corresponding gain in accumulated other comprehensive (loss) income of $0.2 million, which was recorded net of tax. During the thirty-nine weeks ended May 27, 2017, we reclassified $0.2 million from accumulated other comprehensive (loss) income to revenue, related to the derivative financial instruments. The gain in accumulated other comprehensive (loss) income as of May 27, 2017 is expected to be reclassified to revenues prior to its maturity on February 22, 2019.

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

We have accrued certain costs related to the sites described above as it has been determined that the costs are probable and can be reasonably estimated. We have potential exposure related to a parcel of land (the "Central Area") related to the Woburn, Massachusetts site mentioned above. Currently, the consent decree for the Woburn site does not define or require any remediation work in the Central Area. The United States Environmental Protection Agency (the "EPA") has provided us and other signatories to the consent decree with comments on the design and implementation of groundwater and soil remedies at the Woburn site and investigation of environmental conditions in the Central Area. We, and other signatories, have implemented and proposed to do additional work at the Woburn site but many of the EPA’s comments remain to be resolved. We have accrued costs to perform certain work responsive to EPA's comments. We have implemented mitigation measures and continue to monitor environmental conditions at the Somerville, Massachusetts site. In addition, we have received demands from the local transit authority for reimbursement of certain costs associated with its construction of a new municipal transit station in the area of our Somerville site. This station is part of a planned extension of the transit system. Due to cost projections of the extension which now substantially exceed original estimates, the local transit authority had placed the extension on hold pending its redesign and receipt of related state and federal approvals and funding increases, and it is now proceeding with the bidding process. We have reserved for costs in connection with this matter; however, in light of the uncertainties associated with this matter, these costs and the related reserve may change. We have also received notice that the Massachusetts Department of Environmental Protection is conducting an audit of the Company’s investigation and remediation work with respect to the Somerville site.

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

We routinely review and evaluate sites that may require remediation and monitoring and determine our estimated costs based on various estimates and assumptions. These estimates are developed using our internal sources or by third party environmental engineers or other service providers. Internally developed estimates are based on:

•Management’s judgment and experience in remediating and monitoring our sites;
•Information available from regulatory agencies as to costs of remediation and monitoring;

•	The number, financial resources and relative degree of responsibility of other potentially responsible parties (“PRPs”) who may be liable for remediation and monitoring of a specific site; and
•The typical allocation of costs among PRPs.

There is usually a range of reasonable estimates of the costs associated with each site. In accordance with US GAAP, our accruals reflect the amount within the range that we believe is the best estimate or the low end of a range of estimates if no point within the range is a better estimate. Where we believe that both the amount of a particular liability and the timing of the payments are reliably determinable, we adjust the cost in current dollars using a rate of 3% for inflation until the time of expected payment and discount the cost to present value using current risk-free interest rates. As of May 27, 2017, the risk-free interest rates we utilized ranged from 2.3% to 2.9%.

For environmental liabilities that have been discounted, we include interest accretion, based on the effective interest method, in selling and administrative expenses on the Consolidated Statements of Income. The changes to the amounts of our environmental liabilities for the thirty-nine weeks ended May 27, 2017 were as follows (in thousands):

May 27, 2017
Beginning balance as of August 27, 2016	$26,748
Costs incurred for which reserves had been provided	(1,379)
Insurance proceeds	91
Interest accretion	450
Change in discount rates	(1,370)

Balance as of May 27, 2017	$24,540

Anticipated payments and insurance proceeds relating to currently identified environmental remediation liabilities as of May 27, 2017, for the next five fiscal years and thereafter, as measured in current dollars, are reflected below.

(In thousands)	2017	2018	2019	2020	2021	Thereafter	Total
Estimated costs – current dollars	$8,295	$1,859	$1,492	$1,284	$1,172	$12,390	$26,492

Estimated insurance proceeds	(81)	(159)	(173)	(159)	(173)	(1,130)	(1,875)

Net anticipated costs	$8,214	$1,700	$1,319	$1,125	$999	$11,260	$24,617

Effect of inflation							7,706
Effect of discounting							(7,783)

Balance as of May 27, 2017							$24,540

Estimated insurance proceeds are primarily received from an annuity received as part of our legal settlement with an insurance company. Annual proceeds of approximately $0.3 million are deposited into an escrow account which funds remediation and monitoring costs for three sites related to our former operations in Williamstown, Vermont. Annual proceeds received but not expended in the current year accumulate in this account and may be used in future years for costs related to this site through the year 2027. As of May 27, 2017, the balance in this escrow account, which is held in a trust and is not recorded in our Consolidated Balance Sheet, was approximately $3.7 million. Also included in estimated insurance proceeds are amounts we are entitled to receive pursuant to legal settlements as reimbursements from three insurance companies for estimated costs at the site in Uvalde, Texas.

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

Off-Balance Sheet Arrangements

As of May 27, 2017, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Securities and Exchange Commission Regulation S-K.

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

Contractual Obligations and Other Commercial Commitments

As of May 27, 2017, there were no material changes in our contractual obligations that were disclosed in our Annual Report on Form 10-K for the year ended August 27, 2016.

Recent Accounting Pronouncements

See Note 2 to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for more information on recently implemented and issued accounting standards.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

We have determined that all of our foreign subsidiaries operate primarily in local currencies that represent the functional currencies of such subsidiaries. All assets and liabilities of our foreign subsidiaries are translated into U.S. dollars using the exchange rate prevailing at the balance sheet date. The effect of exchange rate fluctuations on the translation of assets and liabilities are recorded as a component of shareholders’ equity. Revenues and expenses are translated at the average exchange rates in effect during each month of the fiscal year. As such, our financial condition and operating results are affected by fluctuations in the value of the U.S. dollar as compared to currencies in foreign countries. Revenues denominated in currencies other than the U.S. dollar represented approximately 7.4% and 7.3% of total consolidated revenues for the thirteen and thirty-nine weeks ended May 27, 2017, respectively, and total assets denominated in currencies other than the U.S. dollar represented approximately 7.7% and 8.2% of total consolidated assets as of May 27, 2017 and August 27, 2016, respectively. If exchange rates had increased or decreased by 10% from the actual rates in effect during the thirteen and thirty-nine weeks ended May 27, 2017, our revenues would have increased or decreased by approximately $3.0 million and $8.7 million, respectively, and assets as of May 27, 2017 would have increased or decreased by approximately $13.7 million.

In January 2015, we entered into sixteen forward contracts to exchange CAD for U.S. dollars at fixed exchange rates in order to manage our exposure related to certain forecasted CAD denominated sales of one of our subsidiaries. The hedged transactions are specified as the first amount of CAD denominated revenues invoiced by one of our domestic subsidiaries each fiscal quarter, beginning in the third fiscal quarter of 2015 and continuing through the second fiscal quarter of 2019. In total, we will sell approximately 31.0 million CAD at an average Canadian-dollar exchange rate of 0.7825 over these quarterly periods. We concluded that the forward contracts met the criteria to qualify as a cash flow hedge under US GAAP. Accordingly, we have reflected all changes in the fair value of the forward contracts in accumulated other comprehensive (loss) income, a component of shareholders’ equity. Upon the maturity of each foreign exchange forward contract, the gain or loss on the contract will be recorded as an adjustment to revenues.

As of May 27, 2017, we had forward contracts with a notional value of approximately 11.1 million CAD outstanding and recorded the fair value of the contracts of $0.1 million in other long-term assets and $0.2 million in prepaid expenses and other current assets with a corresponding gain in accumulated other comprehensive (loss) income of $0.2 million, which was recorded net of tax. During the thirty-nine weeks ended May 27, 2017, we reclassified $0.2 million from accumulated other comprehensive (loss) income to revenue, related to the derivative financial instruments. The gain in accumulated other comprehensive (loss) income as of May 27, 2017 is expected to be reclassified to revenues prior to its maturity on February 22, 2019.

Other than the forward contracts, discussed above, we do not operate a hedging program to mitigate the effect of a significant change in the value of our foreign subsidiaries functional currencies, which include the Canadian dollar, euro, British pound, Mexican peso and Nicaraguan cordoba, as compared to the U.S. dollar. Any losses or gains resulting from unhedged foreign currency transactions, including exchange rate fluctuations on intercompany accounts are reported as transaction losses (gains) in our other (income) expense. The intercompany payables and receivables are denominated in Canadian dollars, euros, British pounds, Mexican pesos and Nicaraguan cordobas. During the thirteen weeks ended May 27, 2017, transaction losses included in other (income) expense were approximately $0.2 million. During the thirty-nine weeks ended May 27, 2017, transaction losses included in other (income) expense were approximately $0.6 million. If exchange rates had increased or decreased by 10% during the thirteen and thirty-nine weeks ended May 27, 2017, we would have recognized exchange gains or losses of approximately $1.0 million and $0.8 million, respectively.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon their evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective to ensure that material information relating to the Company required to be disclosed by the Company in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and to ensure that such information is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures. We continue to review our disclosure controls and procedures, and our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the third quarter of fiscal year 2017 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended August 27, 2016, which could materially affect our business, financial condition, and future results. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and operating results. There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended August 27, 2016 other than the risk factors below:

Our failure to properly and efficiently design, construct, implement and operate our new customer relationship management computer system could materially disrupt our operations, adversely impact the servicing of our customers and have a material adverse effect on our financial performance.

We are in the process of modernizing our customer relationship management (“CRM”) computer system. The new system (“Unity 20/20”) will combine enterprise resource planning (“ERP”) solutions and custom-built applications to address, among other areas, account management, billing and customer service. The new system is intended to improve functionality and information flow and increase automation in servicing our customers. As with any major new computer system that includes custom applications, there are risks inherent in the cost estimates, design, construction, implementation and operation of our new CRM system. These risks include the potential failures to properly design the system, to efficiently and economically construct and implement the system and to effectively operate the system. We are using well-regarded third-party consultants to assist us in this process. While we believe that our new CRM system was designed to provide the anticipated information technology and customer service enhancements we expect, no assurances can be given in this regard. If we are ultimately able to implement the new CRM system, we will begin depreciating, generally over between five and ten years, its capitalized costs, which totaled $56.7 million as of May 27, 2017 and which will impact our future results of operations.

This project has experienced repeated delays in completion from our original timetable. In addition, we have recently experienced further delays due to significant quality issues with the stability and performance of the system’s underlying code. As a result, the timing and costs with respect to the completion and implementation of the system are currently uncertain. We are working with our consultants to better understand the significance of and the steps to resolve these issues. Overall, we continue to evaluate the situation to determine our best path moving forward. The failure to properly, efficiently and economically complete and operate the new system on a timely basis or at all could materially disrupt our operations, adversely impact the servicing of our customers and have a material adverse effect on our financial results. Depending on the results of our evaluation, we may determine that some future costs moving forward do not qualify for capitalization. In addition, should we be unsuccessful in completing or implementing our CRM system, some or all of our previously capitalized costs could be subject to impairment.

Loss of our key management or other personnel, including the recent passing of our Chairman, Chief Executive Officer and President, could adversely impact our business.

Our success is largely dependent on the skills, experience and efforts of our senior management and certain other key personnel. If, for any reason, one or more senior executives or key personnel were not to remain active in our Company, our results of operations could be adversely affected. On May 24, 2017, we announced the passing of Ronald D. Croatti, our Chairman, Chief Executive Officer and President. Mr. Croatti had been our Chief Executive Officer since 1991 and had been with the Company since 1965. Following Mr. Croatti’s death, our Board of Directors appointed an Executive Management Committee to lead the Company on an interim basis and to direct our strategies, operations and business activities while the Board conducts the process of selecting a new chief executive officer. The committee consists of the senior executive and management team of the Company, all of whom have extensive tenures with the Company. Steven S. Sintros, the Company’s Chief Financial Officer, was appointed by the Board as the committee’s administrative chair. While the members of the Executive Management Committee have long tenures with the Company, there can be no assurance that, following Mr. Croatti’s long tenure with the Company, the interim management responsibilities of the Chief Executive Officer and President will be successfully transitioned to the committee. If the Executive Management Committee is not able to successfully lead the Company and direct its strategies, operations and business activities on an interim basis, our business could be disrupted and our results of operations could be adversely affected.

In addition, our Board of Directors is conducting a process to select a new Chief Executive Officer. Any failure to attract and retain a qualified chief executive officer or to successfully transition management responsibilities to the new chief executive officer could disrupt our business and adversely affect our results of operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

On July 6, 2017, our Board of Directors appointed Steven S. Sintros, our Senior Vice President and Chief Financial Officer, as our principal executive officer solely for purposes of executing the certifications required to be filed with our periodic filings with the Securities and Exchange Commission. As previously disclosed, our Board of Directors, following the death of Mr. Croatti, our former Chairman, Chief Executive Officer and President, appointed an Executive Management Committee to lead the Company on an interim basis and to direct our strategies, operations and business activities while the Board conducts the process of selecting a new chief executive officer. The committee consists of the senior executive and management team of the Company, all of whom have extensive tenures with the Company. Mr. Sintros was appointed by the Board as the committee’s administrative chair.

Mr. Sintros joined the Company in 2004 and has served as our Chief Financial Officer since January 2009. He has primary responsibility for overseeing the financial functions of our Company, as well as our information systems department.

ITEM 6. EXHIBITS

*	31.1 Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

*	31.2 Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

**	32.1 Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**	32.2 Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
101 The following materials from UniFirst Corporation’s Quarterly Report on Form 10-Q for the quarter ended May 27, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UniFirst Corporation

July 6, 2017	By:	/s/ Steven S. Sintros Steven S. Sintros Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

*	31.1 Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

*	31.2 Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

**	32.1 Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**	32.2 Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
101 The following materials from UniFirst Corporation’s Quarterly Report on Form 10-Q for the quarter ended May 27, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

*	Filed herewith

**	Furnished herewith