Form 10-K
period 2017-08-26
UNIFIRST CORP
filed 2017-10-25
CIK 717954

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended August 26, 2017

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
Yes ✔     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ✔        Accelerated filer                Smaller Reporting Company              Non-accelerated filer

Emerging Growth Company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes           No ✔

The number of outstanding shares of the Registrant’s Common Stock and Class B Common Stock as of October 13, 2017 were 15,460,082 and 4,815,519, respectively. The aggregate market value of the voting stock of the Registrant held by non-affiliates as of February 24, 2017 (the last business day of the Registrant’s most recently completed second fiscal quarter), computed by reference to the closing sale price of such shares on such date, was approximately $1,999,318,504.

Documents Incorporated By Reference

The Registrant intends to file a Definitive Proxy Statement pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended, for its 2018 Annual Meeting of Shareholders within 120 days of the end of the fiscal year ended August 26, 2017. Portions of such Proxy Statement are incorporated by reference in Part III of this Annual Report on Form 10-K.

UniFirst Corporation
Annual Report on Form 10-K
For the Fiscal Year Ended August 26, 2017

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

Our principal services include providing customers with uniforms and other non-garment items, picking up soiled uniforms or other items on a periodic basis (usually weekly), and delivering, at the same time, cleaned and processed items. We offer uniforms in a wide variety of styles, colors, sizes and fabrics and with personalized emblems selected by the customer. Our centralized services, specialized equipment and economies of scale generally allow us to be more cost effective in providing garment services than customers could be themselves, particularly those customers with high employee turnover rates. During the fiscal year ended August 26, 2017 ("fiscal 2017"), we manufactured approximately 69% of the garments we placed in service. These were primarily work pants and shirts manufactured at three of our plants located in San Luis Potosi, Mexico, one plant located in Managua, Nicaragua, as well as at subcontract manufacturers that we utilize to supplement our manufacturing capacity in periods of high demand. Because we design and manufacture a majority of our own uniforms and protective clothes, we can produce custom garment programs for our larger customers, offer a diverse range of such designs within our standard line of garments and better control the quality, price and speed at which we produce such garments. In addition, among our competitors, we believe we have the largest in-house digital image processing capability, allowing us to convert an image provided by a customer into customized, mass producible embroidered emblems, typically within two days.

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

In fiscal 2017, we generated $1.591 billion in revenue, of which approximately 91% was derived from the US and Canadian Rental and Cleaning and Corporate segments. Specialty Garments and First Aid accounted for approximately 6% and 3% of our 2017 revenues, respectively.

On May 24, 2017, we announced the passing of Ronald D. Croatti, our Chairman, Chief Executive Officer and President. Mr. Croatti had been our Chief Executive Officer since 1991 and had been with the Company since 1965. Following Mr. Croatti’s death, on July 27, 2017, the Board of Directors (the “Board”) of the Company unanimously approved the appointment of Steven S. Sintros, the Corporation’s Senior Vice President and Chief Financial Officer, as President and Chief Executive Officer of the Company effective as of July 31, 2017. The Board also voted unanimously to elect Mr. Sintros to the Board as a Class II Director to fill the vacancy created by the passing of Mr. Croatti. Mr. Sintros will continue to serve as the Company’s Chief Financial Officer and its principal accounting officer until the Board appoints a new Chief Financial Officer and principal accounting officer.

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

CUSTOMERS

We serve businesses of all sizes in numerous industry categories. During each of the past five years, no single customer in our Core Laundry Operations accounted for more than 1% of our revenues. Our typical customers include automobile service centers and dealers, delivery services, food and general merchandise retailers, food processors and service operations, light manufacturers, maintenance facilities, restaurants, service companies, soft and durable goods wholesalers, transportation companies, and others who require employee clothing for image, identification, protection or utility purposes. Among our largest customers of our conventional uniform rental business are divisions, units, regional operations or franchised agencies of major, nationally recognized organizations. With respect to our Specialty Garment segment, typical customers include government agencies, research and development laboratories, high technology companies and utilities operating nuclear reactors. We currently service over 300,000 customer locations in the United States, Canada and Europe from over 250 customer service, distribution and manufacturing facilities.

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

For example, in select geographic markets we employ teams of dedicated facility services sales representatives who focus exclusively on developing business for our floor care, restroom and related service programs. We employ specialist executive-level salespeople in our National Account Organization—some who specialize in rental programs and some who specialize in direct sale programs—to target the very largest national companies with known uniform and/or facility services program needs. We believe that effective customer service is the most important element in developing and maintaining our market position. Our commitment to service excellence is reflected throughout our organization. Our route sales representatives are the first line of continuing customer contact, who are supported by local customer service representatives, local service management staff and local operations management leaders, all of whom are focused on addressing the ongoing needs of customers, constantly delivering high-value service and pursuing total customer satisfaction. Our proprietary information systems enable us to respond to customer inquiries or issues within 24 hours, and our service personnel are specially trained to handle the daily contact work necessary to effectively manage customer relations.

We measure the speed and accuracy of our customer service efforts on a weekly basis and, through our “Customers for Life’’ program, we continuously survey, record and report satisfaction levels as a means of evaluating current performance and highlighting areas for improvement.

COMPETITION

The uniform rental and sales industry is highly competitive. The principal methods of competition in the industry are the quality of products, the quality of service and price. Our principal competitors include Cintas Corporation and Aramark Corporation. The remainder of the market, however, is divided among more than 600 smaller businesses, many of which serve one or a limited number of markets or geographic service areas. In addition to our traditional rental competitors, we may increasingly compete in the future with businesses that focus on selling uniforms and other related items. We also compete with industry competitors for acquisitions.

MANUFACTURING AND SOURCING

We manufactured approximately 69% of all garments which we placed in service during fiscal 2017. These garments were primarily work pants and shirts manufactured at three of our plants located in San Luis Potosi, Mexico, one plant located in Managua, Nicaragua, as well as at subcontract manufacturers that we utilize to supplement our manufacturing capacity in periods of high demand. The balance of the garments used in our programs are purchased from a variety of industry suppliers. While we currently acquire the raw materials with which we produce our garments from a limited number of suppliers, we believe that such materials are readily available from other sources. To date, we have experienced no significant difficulty in obtaining any of our raw materials or supplies. Currently, we also manufacture approximately 88% of the mats we place in service at our plant in Cave City, Arkansas.

EMPLOYEES

As of August 26, 2017, we employed approximately 14,000 persons and approximately 1% of our United States employees are represented by a union pursuant to a collective bargaining agreement. We consider our employee relations to be good.

EXECUTIVE OFFICERS

Our executive officers are as follows:

NAME	AGE	POSITION
Steven S. Sintros	44	President, Chief Executive Officer and Chief Financial Officer
Cynthia Croatti	62	Executive Vice President and Treasurer
David A. DiFillippo	60	Senior Vice President, Operations
David M. Katz	54	Senior Vice President, Sales and Marketing
Michael A. Croatti	48	Senior Vice President, Operations
William M. Ross	56	Senior Vice President, Operations

The principal occupation and positions for the past five years of our executive officers named above are as follows:

Steven S. Sintros joined our Company in 2004. Mr. Sintros has served as our President and Chief Executive Officer and a Director since July 2017. He also has served as our Chief Financial Officer since January 2009. He has overall responsibility for management of the Company including oversight of the financial functions. Mr. Sintros served as a Finance Manager in 2004 and Corporate Controller from 2005 until January 2009.

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

Michael A. Croatti is the nephew of Cynthia Croatti.

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

SAFE HARBOR FOR FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K and any documents incorporated by reference may contain forward looking statements within the meaning of the federal securities laws. Forward looking statements contained in this Annual Report on Form 10-K and any documents incorporated by reference are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Forward looking statements may be identified by words such as “estimates,” “anticipates,” “projects,” “plans,” “expects,” “intends,” “believes,” “seeks,” “could,” “should,” “may,” “will,” or the negative versions thereof, and similar expressions and by the context in which they are used. Such forward looking statements are based upon our current expectations and speak only as of the date made. Such statements are highly dependent upon a variety of risks, uncertainties and other important factors that could cause actual results to differ materially from those reflected in such forward looking statements. Such factors include, but are not limited to, the performance and success of our new Chief Executive Officer, uncertainties caused by adverse economic conditions and their impact on our customers’ businesses and workforce levels, uncertainties regarding our ability to consummate and successfully integrate acquired businesses, our ability to maintain and grow Arrow Uniform’s customer base and enhance its operating margins, uncertainties regarding any existing or newly-discovered expenses and liabilities related to environmental compliance and remediation, any adverse outcome of pending or future contingencies or claims, our ability to compete successfully without any significant degradation in our margin rates, seasonal and quarterly fluctuations in business levels, our ability to preserve positive labor relationships and avoid becoming the target of corporate labor unionization campaigns that could disrupt our business, the effect of currency fluctuations on our results of operations and financial condition, our dependence on third parties to supply us with raw materials, any loss of key management or other personnel, increased costs as a result of any future changes in federal or state laws, rules and regulations or governmental interpretation of such laws, rules and regulations, uncertainties regarding the price levels of natural gas, electricity, fuel and labor, the negative effect on our business from sharply depressed oil prices, the continuing increase in domestic healthcare costs, including the ultimate impact of the Affordable Care Act, our ability to retain and grow our customer base, demand and prices for our products and services, fluctuations in our Specialty Garments business, rampant criminal activity and instability in Mexico where our principal garment manufacturing plants are located, our ability to properly and efficiently design, construct, implement and operate a new customer relationship management (“CRM”) computer system, interruptions or failures of our information technology systems, including as a result of cyber-attacks, additional professional and internal costs necessary for compliance with recent and proposed future changes in Securities and Exchange Commission, New York Stock Exchange and accounting rules, strikes and unemployment levels, our efforts to evaluate and potentially reduce internal costs, economic and other developments associated with the war on terrorism and its impact on the economy and general economic conditions. We undertake no obligation to update any forward looking statements to reflect events or circumstances arising after the date on which they are made.

RISKS RELATING TO OUR BUSINESS AND INDUSTRY

We face intense competition within our industry, which may adversely affect our results of operations and financial condition.

The uniform rental and sales industry is highly competitive. The principal methods of competition in the industry are quality of products, quality of service and price. Our leading competitors include Cintas Corporation and Aramark Corporation. The remainder of the market, however, is divided among more than 600 smaller businesses, many of which serve one or a limited number of markets or geographic service areas. In addition to our traditional rental competitors, we may increasingly compete in the future with businesses that focus on selling uniforms and other related items, including single-use disposable garments for use in the nuclear industry. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could have a material effect on our results of operations and financial condition. We also compete with industry competitors for acquisitions, which has the effect of increasing the price for acquisitions and reducing the number of acquisition candidates available to us. If we pay higher prices for businesses we acquire, our returns on investment and profitability may be reduced.

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

We have accrued certain costs related to the sites described above as it has been determined that the costs are probable and can be reasonably estimated. We have potential exposure related to a parcel of land (the “Central Area”) related to the Woburn, Massachusetts site cited above. Currently, the consent decree for the Woburn site does not define or require any remediation work in the Central Area. The United States Environmental Protection Agency (the “EPA”) has provided us and other signatories to the consent decree with comments on the design and implementation of groundwater and soil remedies at the Woburn site and investigation of environmental conditions in the Central Area. We, and other signatories, have implemented and proposed to do additional work at the Woburn site but many of EPA’s comments remain to be resolved. We have implemented mitigation measures and continue to monitor environmental conditions at the Somerville, Massachusetts site. We also have received demands from the local transit authority for reimbursement of certain costs associated with its construction of a new municipal transit station in the area of our Somerville site. This station is part of a planned extension of the transit system. Due to cost projections of the extension which substantially exceeded original estimates, the local transit authority had placed the extension on hold pending its redesign and receipt of related state and federal approvals and funding increases. It is now proceeding with the bidding process. We have reserved for costs in connection with this matter; however, in light of the uncertainties associated with this matter, these costs and the related reserve may change. We have also received notice that the

Massachusetts Department of Environmental Protection is conducting an audit of the Company’s investigation and remediation work with respect to the Somerville site.

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

On September 19, 2016, we completed an acquisition of Arrow Uniform (“Arrow”) for approximately $118.7 million. The all-cash transaction was structured as an asset acquisition, with our Company acquiring substantially all of Arrow’s assets and a limited amount of liabilities. Arrow, headquartered in Taylor, Michigan, provided uniform and facility service rental programs as well as direct sales uniform programs to a wide range of large and small customers. Arrow operated from 12 locations with nearly 700 employees in five Midwestern states.

If we are unable to preserve positive labor relationships or become the target of corporate labor unionization campaigns, the resulting labor unrest could disrupt our business by impairing our ability to produce and deliver our products.

As of August 26, 2017, we employ approximately 14,000 persons and approximately 1% of our United States employees are represented by a union pursuant to a collective bargaining agreement. Competitors within our industry have been the target of corporate unionization campaigns by multiple labor unions. While our management believes that our employee relations are good, we cannot assure you that we will not experience pressure from labor unions or become the target of campaigns similar to those faced by our competitors. The potential for unionization could increase if the United States Congress passes federal “card check” legislation. If we do encounter pressure from labor unions, any resulting labor unrest could disrupt our business by impairing our ability to produce and deliver our products. In addition, significant union representation would require us to negotiate wages, salaries, benefits and other terms with many of our employees collectively and could adversely affect our results of operations by increasing our labor costs or otherwise restricting our ability to maximize the efficiency of our operations.

We may incur unexpected cost increases due to rising healthcare costs, the Affordable Care Act and other labor costs.

The cost of healthcare that we provide to our employees has grown over the last few years at a rate in excess of our revenue growth and, as a result, has negatively impacted our operating results. In the fiscal year ended August 29, 2015 ("fiscal 2015"), the Affordable Care Act (“ACA”) required us to modify one of the healthcare plans we provided to our employees. Moreover, it is generally expected that healthcare costs in the United States will increase over the coming years at rates in excess of inflation. As a result of these factors, and depending on the effect of the modifications we have made, and may make in the future, to our employee healthcare plans and enrollment levels in those plans, we expect that our future operating results will continue to be further adversely impacted by increasing healthcare costs.

Federal, state and municipal governments are mandating increases to minimum wage and other employee benefits. In addition, we face wage pressure as the result of a low unemployment environment. We have raised, and expect to continue to raise, our wage rates and benefits to reflect these changes, which has the effect of increasing our labor costs, which in turn adversely affects our results of operation and financial condition. Our failure to comply with these regulatory requirements would expose us to applicable penalties and increase the likelihood that we would be subject to unionization campaigns. Further mandates would require additional increases to our labor costs and adversely affect our operating margin.

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

We have a substantial number of plants and conduct a significant portion of our business in energy producing regions in the US and Canada. The price of oil declined dramatically in year ended August 30, 2014 and has remained relatively low since then. This decline has directly affected our customers in the oil industry, as they have curtailed their level of operations, and has had a corresponding effect on our customers in businesses which service or supply the oil industry as well as our customers in unrelated businesses located in areas which had benefited from the economic expansion generated by the robust growth driven by the higher oil prices in prior years. As a result, our fiscal 2017 organic growth was negatively impacted by elevated headcount reductions in our wearer base, increased lost accounts and a reduction in new sales. Further declines in oil prices may exacerbate these effects.

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

A portion of our sales is derived from international markets. Revenue denominated in currencies other than the U.S. dollar represented approximately 7.4%, 7.9% and 8.4% of total consolidated revenues for fiscal 2017, fiscal year ended August 27, 2016 ("fiscal 2016") and fiscal 2015, respectively. The operating results of our international subsidiaries are translated into U.S. dollars and such results are affected by movements in foreign currencies relative to the U.S. dollar. The strength of the U.S. dollar has generally increased recently as compared to other currencies, which has had, and may continue to have, an adverse effect on our operating results as reported in U.S. dollars. In addition, a weaker Canadian dollar increases the costs to our Canadian operations of merchandise and other operational inputs that are sourced from outside Canada, which has the effect of reducing the operating margins of our Canadian business if we are unable to recover these additional costs through price adjustments with our Canadian customers. Our international operations are also subject to other risks, including the requirement to comply with changing and conflicting national and local regulatory requirements; potential difficulties in staffing and labor disputes; managing and obtaining support and distribution for local operations; credit risk or financial condition of local customers; potential imposition of restrictions on investments; potentially adverse tax consequences, including imposition or increase of withholding and other taxes on remittances and other payments by subsidiaries; foreign exchange controls; and local political and social conditions. There can be no assurance that the foregoing factors will not have an adverse effect on our international operations or on our consolidated financial condition and results of operations. We own and operate manufacturing facilities in Mexico. Violence, crime and instability in Mexico has had, and may continue to have, an adverse effect on our operations, including the hijacking of our trucks and the implementation of security measures to protect our employees. We are not insured against such criminal attacks and there can be no assurance that losses that could result from an attack on our trucks or our personnel would not have a material adverse effect on our business, results of operations and financial condition. Operations in developing nations present several additional risks, including greater fluctuation in currencies relative to the U.S. dollar, economic and governmental instability, civil disturbances, volatility in gross domestic production, Foreign Corrupt Practice Act compliance issues and nationalization and expropriation of private assets.

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

Our failure to properly and efficiently design, construct, implement and operate a new customer relationship management computer system could materially disrupt our operations, adversely impact the servicing of our customers and have a material adverse effect on our financial performance.

We have been working on a CRM systems project ("Unity 20/20) to modernize and improve the CRM system's current capabilities. The new system was intended to combine enterprise resource planning (“ERP”) solutions and custom-built applications to address, among other areas, account management, billing and customer service. The new system was also intended to improve functionality and information flow and increase automation in servicing our customers. Through August 26, 2017, we capitalized $59.9 million related to Unity 20/20. We have been working with a well-regarded third-party contractor to develop the custom-built applications and interfaces. This project experienced repeated delays due primarily to significant quality issues with the stability and performance of the underlying code. Based on the Company’s analysis of the project together with input from outside consultants, including the lead third-party contractor, the Company determined that as of August 26, 2017 it is not probable that the current version of the CRM system that was being developed will be completed and placed into service. As a result, we recognized a non-cash impairment charge of $55.8 million in the fourth quarter of fiscal 2017, the after-tax impact of which was $34.1 million. The remaining $4.1 million of capitalized costs relate primarily to software licenses that have alternative future uses in our business.

Overall, we continue to evaluate our options to determine our best path moving forward. The failure to properly, efficiently and economically complete and operate a new system on a timely basis or at all could materially disrupt our operations, adversely impact the servicing of our customers and have a material adverse effect on our financial results.

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

Our success is largely dependent on the skills, experience and efforts of our senior management and certain other key personnel. If, for any reason, one or more senior executives or key personnel were not to remain active in our Company, our results of operations could be adversely affected. On May 24, 2017, we announced the passing of Ronald D. Croatti, our Chairman, Chief Executive Officer and President. Mr. Croatti had been our Chief Executive Officer since 1991 and had been with the Company since 1965. Following Mr. Croatti’s death, on July 27, 2017, the Board of the Company unanimously approved the appointment of Steven S. Sintros, the Corporation’s Senior Vice President and Chief Financial Officer, as President and Chief Executive Officer of the Company effective as of July 31, 2017. The Board also voted unanimously to elect Mr. Sintros to the Board as a Class II Director to fill the vacancy created by the passing of Mr. Croatti. Mr. Sintros will continue to serve as the Company’s Chief Financial Officer and its principal accounting officer until the Board appoints a new Chief Financial Officer and principal accounting officer.

Our future success also depends upon our ability to attract and retain key employees. There is competition in the market for the services of such qualified personnel and hourly workers and our failure to attract and retain such personnel or workers could adversely affect our results of operations.

We depend on third parties to supply us with raw materials and our results of operations could be adversely affected if we are unable to obtain adequate raw materials in a timely manner.

We manufactured approximately 69% of all garments which we placed in service during fiscal 2017. These were primarily work pants and shirts manufactured at three of our plants located in San Luis Potosi, Mexico, one plant located in Managua, Nicaragua, as well as at subcontract manufacturers that we utilize to supplement our manufacturing capacity in periods of high demand. The balance of the garments used in our programs are purchased from a variety of industry suppliers. While we currently acquire the raw materials with which we produce our garments from a limited number of suppliers, we believe that such materials are readily available from other sources. To date, we have experienced no significant difficulty in obtaining any of our raw materials or supplies. However, if we were to experience difficulty obtaining any of our raw materials from such suppliers and were unable to obtain new materials or supplies from other industry suppliers, it could adversely affect our results of operations.

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

As of October 13, 2017, to the Company’s knowledge, the members of the Croatti family owned, directly or indirectly, in the aggregate approximately 293,092 shares of our Common Stock and approximately 4,815,519 shares of our Class B Common Stock, which represents approximately 25.2% of the aggregate number of outstanding shares of our Common Stock and Class B Common Stock, but approximately 76.2% of the combined voting power of the outstanding shares of our Common Stock and Class B Common Stock. As a result, the members of the Croatti family, acting with other family members, could effectively control most matters requiring approval by our shareholders, including the election of a majority of the directors. While historically the members of the Croatti family have individually voted their respective shares of Class B Common Stock in the same manner, there is no contractual understanding requiring this and there is no assurance that the family members will continue to individually vote their shares of Class B Common Stock in the same manner. This voting control by the members of the Croatti family, together with certain provisions of our by-laws and articles of organization, could have the effect of delaying, deferring or preventing a change in control of our Company that would otherwise be beneficial to our public shareholders.

Our business could be adversely impacted if we have deficiencies in our disclosure controls and procedures or internal controls over financial reporting.

The design and effectiveness of our disclosure controls and procedures and internal controls over financial reporting may not prevent all errors, misstatements or misrepresentations. While management will continue to review the effectiveness of our disclosure controls and procedures and internal controls over financial reporting, there can be no guarantee that our internal controls over financial reporting will be effective in accomplishing all control objectives all of the time. Deficiencies, including any material weakness, in our internal controls over financial reporting which may occur in the future could result in misstatements of our results of operations, restatements of our financial statements, a decline in our stock price, or otherwise materially adversely affect our business, reputation, results of operations, financial condition or liquidity.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of August 26, 2017, we owned or leased approximately 258 facilities containing an aggregate of approximately 7.4 million square feet located in the United States, Canada, Mexico, Europe and Nicaragua. We owned 127 of these facilities, containing approximately 5.5 million square feet. These facilities include our 325,000 square foot Owensboro, Kentucky distribution center and almost all of our industrial laundry processing plants. We believe our industrial laundry facilities are among the most modern in the industry.

We own substantially all of the machinery and equipment used in our operations. We believe that our facilities and our production, cleaning and decontamination equipment have been well maintained and are adequate for our present needs. We also own a fleet of approximately 3,600 delivery vans, trucks and other vehicles.

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

	Price Per Share		Dividends Per Share
	High	Low	Common Stock	Class B Common Stock
Year ended August 26, 2017
First Quarter	$141.80	$117.75	$0.0375	$0.0300
Second Quarter	146.95	125.80	0.0375	0.0300
Third Quarter	142.30	130.60	0.0375	0.0300
Fourth Quarter	144.80	136.75	0.0375	0.0300

	Price Per Share		Dividends Per Share
	High	Low	Common Stock	Class B Common Stock
Year ended August 27, 2016
First Quarter	$112.22	$103.78	$0.0375	$0.0300
Second Quarter	110.55	97.97	0.0375	0.0300
Third Quarter	115.85	104.61	0.0375	0.0300
Fourth Quarter	128.07	105.44	0.0375	0.0300

The approximate number of shareholders of record of our Common Stock and Class B Common Stock as of October 13, 2017 was 48 and 37, respectively. We believe that the number of beneficial owners of our Common Stock is substantially greater than the number of record holders because a large portion of our Common Stock is held of record in broker “street names”.

We have paid regular quarterly dividends since 1983 and intend to continue such policy subject to, among other factors, our earnings, financial condition, capital requirements and tax law changes. No dividends will be payable unless declared by our Board of Directors and then only to the extent funds are legally available for the payment of such dividends. In the event that our Board of Directors votes to pay a dividend, our Common Stock must receive a dividend equal to no less than 125% of any dividend paid on the Class B Common Stock. On July 7, 2017, our Board of Directors declared a quarterly dividend of $0.0375 and $0.0300 per share on our Common Stock and Class B Common Stock, respectively, which was paid on September 29, 2017 to shareholders of record on September 8, 2017.

The following table sets forth information concerning our equity compensation plans as of August 26, 2017.

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options and stock appreciation rights	Weighted average exercise price of outstanding options and stock appreciation rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities referenced in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	600,606	$94.98	694,870
Equity compensation plans not approved by security holders	—	N/A	—
Total	600,606	$94.98	694,870

Stock Performance Graph

Set forth below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on our Common Stock, based on the market price of our Common Stock, with the cumulative total shareholder return of a peer group and of companies within the Standard & Poor’s 500 Stock Index, in each case assuming reinvestment of dividends. The calculation of cumulative total shareholder return assumes a $100 investment in our Common Stock, the peer group and the S&P 500 Stock Index on August 31, 2012. The peer group is composed of Cintas Corporation.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among UniFirst Corporation, the S&P 500 Index,
and a Peer Group
*$100 invested on 8/31/12 in stock or index, including reinvestment of dividends.
Fiscal year ending August 31.

Copyright© 2017 S&P, a division of McGraw Hill Financial. All rights reserved.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements and Notes to Consolidated Financial Statements included in Item 8.

The selected consolidated balance sheet data set forth below as of August 26, 2017 and August 27, 2016 and the selected consolidated income statement data for each of the three years in the period ended August 26, 2017 are derived from our audited Consolidated Financial Statements included in this Annual Report on Form 10-K. All other selected consolidated financial data set forth below are derived from our audited financial statements not included in this Annual Report on Form 10-K. Current accounting guidance requires the income per share for each class of common stock to be calculated assuming 100% of our earnings are distributed as dividends to each class of common stock based on their respective dividend rights. Our Common Stock has a 25% dividend preference to our Class B Common Stock. The Class B Common Stock, which has ten votes per share as opposed to one vote per share for the Common Stock, is not freely transferable but may be converted at any time on a one-for-one basis into Common Stock at the option of the holder of the Class B Common Stock.

Five Year Financial Summary
UniFirst Corporation and Subsidiaries

Fiscal Year Ended August (In thousands, except per share data)	2017(1)	2016(2)	2015	2014	2013
Selected Balance Sheet Data:
Total assets	$1,819,128	$1,702,007	$1,533,237	$1,424,161	$1,374,862
Notes payable and long-term debt	$—	$—	$1,385	$7,859	$111,408
Shareholders' equity	$1,453,192	$1,364,781	$1,242,208	$1,134,459	$1,013,398

Selected Income Statement Data:
Revenues	$1,590,958	$1,468,046	$1,456,605	$1,394,897	$1,355,515
Depreciation and amortization	$88,879	$81,612	$77,113	$71,752	$69,607
Income from operations	$110,283	$201,160	$200,384	$193,275	$186,203
Other income, net	$(4,840)	$(2,211)	$(884)	$(2,076)	$(1,406)
Provision for income taxes	$44,927	$78,345	$76,969	$75,426	$70,924

Net income	$70,196	$125,026	$124,299	$119,925	$116,685

Income per share:
Basic - Common stock	$3.63	$6.51	$6.50	$6.29	$6.14
Basic - Class B Common Stock	$2.91	$5.21	$5.20	$5.03	$4.91
Diluted - Common stock	$3.44	$6.17	$6.15	$5.95	$5.81

Dividends per share:
Common stock	$0.15	$0.15	$0.15	$0.15	$0.15
Class B Common Stock	$0.12	$0.12	$0.12	$0.12	$0.12

(1)Our fiscal 2017 results include an impairment charge of capitalized costs as part of our ongoing CRM systems project totaling $55.8 million before tax. This loss net of tax reduced the Company’s diluted earnings per share by $1.68. Fiscal 2017 results also include a $5.4 million pre-tax compensation expense as a result of the accelerated vesting of certain shares upon the death of the Company’s former Chief Executive Officer, Ronald Croatti during the third quarter of fiscal 2017. This expense, net of tax, reduced the Company’s diluted earnings per share by $0.16.

(2)In the fourth fiscal quarter of 2016, operating results benefited from a settlement of environmental litigation that resulted in the Company recording a $15.9 million pre-tax gain. This gain, net of tax, increased the Company’s diluted earnings per share by $0.48.
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

We continue to expand into additional geographic markets through acquisitions and organic growth. We currently service over 300,000 customer locations in the United States, Canada and Europe from over 250 customer service, distribution and manufacturing facilities.

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

Approximately 91% of our revenues in fiscal 2017 were derived from US and Canadian Rental and Cleaning, and Corporate. A key driver of this business is the number of workers employed by our customers. Our revenues are directly impacted by fluctuations in these employment levels. Revenues from Specialty Garments, which accounted for approximately 6% of our 2017 revenues, increase during outages and refueling by nuclear power plants, as garment usage increases at these times. First Aid represented approximately 3% of our total revenue in fiscal 2017.

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

Revenue Recognition and Allowance for Doubtful Accounts

We recognize revenue from rental operations and related services in the period in which the services are provided. Direct sale revenue is recognized in the period in which the services are performed or when the product is shipped. Our judgment and estimates are used in determining the collectability of accounts receivable and evaluating the adequacy of the allowance for doubtful accounts. We consider specific accounts receivable and historical bad debt experience, customer credit worthiness, current economic trends and the age of outstanding balances as part of our evaluation. Changes in our estimates are reflected in the period they become known. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Material changes in our estimates may result in significant differences in the amount and timing of bad debt expense recognition for any given period. Our revenues do not include taxes we collect from our customers and remit to governmental authorities.

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

Goodwill, Intangibles and Other Long-Lived Assets

In accordance with US GAAP, we do not amortize goodwill. Instead, we test goodwill at the reporting unit level for impairment on an annual basis and between annual tests if events and circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying value. Our evaluation considers changes in the operating environment, competitive information, market trends, operating performance and cash flow modeling.

We complete our annual goodwill impairment test in the fourth quarter of each fiscal year and there have been no impairments of goodwill or other intangible assets in fiscal 2017, 2016 or 2015.

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

Property, plant and equipment, and definite-lived intangible assets are depreciated or amortized over their useful lives. Useful lives are based on our estimates of the period that the assets will generate economic benefits. Long-lived assets are evaluated for impairment whenever events or circumstances indicate an asset may be impaired. There were no material impairments of long-lived assets in fiscal 2016 and 2015. During the fourth quarter of fiscal 2017, the Company recognized a non-cash impairment charge in its US and Canadian Rental and Cleaning segment of $55.8 million on its ongoing CRM system project, as the Company has now determined that it is no longer probable that the current version of that was being developed will be completed and placed into service.

Insurance

We self-insure for certain obligations related to health, workers’ compensation, vehicles and general liability programs. We also purchase stop-loss insurance policies for workers’ compensation, vehicles and general liability programs to protect ourselves from catastrophic losses. Judgments and estimates are used in determining the potential value associated with reported claims and for events that have occurred, but have not been reported. Our estimates consider historical claim experience and other factors. Our liabilities are based on our estimates, and, while we believe that our accruals are adequate, the ultimate liability may be significantly different from the amounts recorded. In certain cases where partial insurance coverage exists, we must estimate the portion of the liability that will be covered by existing insurance policies to arrive at our net expected liability. Receivables for insurance recoveries are recorded as assets, on an undiscounted basis. Changes in our claim experience, our ability to settle claims or other estimates and judgments we use could have a material impact on the amount and timing of expense for any given period.

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
The estimated liability for environmental contingencies has been discounted as of August 26, 2017 using risk-free interest rates ranging from 2.2% to 2.8% over periods ranging from ten to thirty years. The estimated current costs, net of legal settlements with insurance carriers, have been adjusted for the estimated impact of inflation at 3% per year. Changes in enacted laws, regulatory orders or decrees, our estimates of costs, risk-free interest rates, insurance proceeds, participation by other parties, the timing of payments, the input of our attorneys and outside consultants or other factual circumstances could have a material impact on the amounts recorded for our environmental and other contingent liabilities. Refer to Note 11, “Commitments and Contingencies”, of our Consolidated Financial Statements for additional discussion and analysis.

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

We have undistributed earnings from our foreign subsidiaries of approximately $128.0 million as of August 26, 2017. We consider these undistributed earnings as indefinitely reinvested and therefore have not provided for U.S. income taxes or foreign withholding taxes. In addition, we have accumulated $59.5 million in cash outside the United States that is expected to be invested indefinitely in our foreign subsidiaries. If these funds were distributed to the U.S. in the form of dividends or otherwise, or if the shares of our international subsidiaries were sold or transferred, we would likely be subject to additional U.S. income taxes, net of the impact of any available foreign tax credits as well as foreign withholding taxes. It is not practicable to estimate the amount of unrecognized deferred U.S. taxes on these undistributed earnings.

Results of Operations

The following table presents certain selected financial data, including the percentage of revenues represented by each item, for our three fiscal years ended August 26, 2017, August 27, 2016 and August 29, 2015.

							% Change
(In thousands, except for percentages)	FY 2017	% of Revenues	FY 2016	% of Revenues	FY 2015	% of Revenues	FY 2017 vs. FY 2016	FY 2016 vs. FY 2015
Revenues	$1,590,958	100.0%	$1,468,046	100.0%	$1,456,605	100.0%	8.4%	0.8%

Costs and expenses:
Cost of revenue (1)	993,589	62.5	900,427	61.3	884,664	60.7	10.3	1.8
Selling and administrative expenses (1)	342,407	21.5	284,847	19.4	294,444	20.2	20.2	(3.3)
Impairment charge	55,800	3.5	—	—	—	—	100.0	—
Depreciation and amortization	88,879	5.6	81,612	5.6	77,113	5.3	8.9	5.8
	1,480,675	93.1	1,266,886	86.3	1,256,221	86.2	16.9	0.8

Income from operations	110,283	6.9	201,160	13.7	200,384	13.8	(45.2)	0.4
Other income, net	(4,840)	(0.3)	(2,211)	(0.2)	(884)	(0.1)	118.9	150.1

Income before income taxes	115,123	7.2	203,371	13.9	201,268	13.8	(43.4)	1.0
Provision for income taxes	44,927	2.8	78,345	5.3	76,969	5.3	(42.7)	1.8

Net income	$70,196	4.4%	$125,026	8.5%	$124,299	8.5%	(43.9)%	0.6%

(1)Exclusive of depreciation on our property, plant and equipment and amortization of our intangible assets.

Revenues and income (loss) from operations by reporting segment for fiscal 2017, 2016, and 2015 are presented in the following table. Refer to Note 15, “Segment Reporting”, of our Consolidated Financial Statements for discussion of our reporting segments.

	Fiscal year ended August
(In thousands)	2017	2016	2015
Segment Information
Revenues
US and Canadian Rental and Cleaning	$1,415,423	$1,308,152	$1,305,240
MFG	206,572	189,154	192,188
Net intercompany MFG elimination	(206,316)	(188,904)	(192,188)
Corporate	26,470	20,973	17,088
Subtotal: Core Laundry Operations	1,442,149	1,329,375	1,322,328
Specialty Garments	98,024	91,257	87,513
First Aid	50,785	47,414	46,764
Total consolidated revenues	$1,590,958	$1,468,046	$1,456,605
Income (loss) from operations
US and Canadian Rental and Cleaning	$200,585	$201,148	219,430
MFG	76,115	67,385	66,190
Net intercompany MFG elimination	(3,415)	(711)	(733)
Corporate	(176,978)	(81,748)	(97,301)
Subtotal: Core Laundry Operations	96,307	186,074	187,586
Specialty Garments	9,018	10,204	7,355
First Aid	4,958	4,882	5,443
Total income from operations	$110,283	$201,160	$200,384

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

We have a substantial number of plants and conduct a significant portion of our business in energy producing regions in the U.S and Canada. The dramatic decrease in oil prices beginning in 2014 and the continuing relatively low oil prices since then have directly affected our customers in the oil industry as they have curtailed their level of operations. In addition, this decline has also had a corresponding effect on our customers in businesses which service or supply the oil industry as well as our customers in unrelated businesses located in areas which had benefited from the economic expansion generated by the robust growth driven by the higher oil prices in prior years. As a result, our organic growth has been impacted by elevated headcount reductions in our wearer base as well as increased lost accounts. Recent trends indicate that wearer levels at existing customers in our North American energy-dependent markets have begun to stabilize. On the other hand, we have benefited from lower costs of the gasoline used to fuel our vehicles and the natural gas used to operate our plants. While it is difficult to quantify the positive and negative impacts on our future financial results from lower oil prices, the negative impact on our results from the cutbacks by our customers in the oil industry and other affected businesses have and may continue to outweigh the benefits from lower energy costs.

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

We have been working on Unity 20/20 to modernize and improve our CRM system's current capabilities. The new system was intended to combine ERP solutions and custom-built applications to address, among other areas, account management, billing and customer service. The new system was also intended to improve functionality and information flow and increase automation in servicing our customers. Through August 26, 2017, we capitalized $59.9 million related to Unity 20/20. We have been working with a well-regarded third-party contractor to develop the custom-built applications and interfaces. This project experienced repeated delays due primarily to significant quality issues with the stability and performance of the underlying code. Based on the Company’s analysis of the project together with input from outside consultants, including the lead third-party contractor, the Company determined that as of August 26, 2017 it is not probable that the current version of the CRM system that was being developed will be completed and placed into service. As a result, we recognized a non-cash impairment charge of $55.8 million in the fourth quarter of fiscal 2017, the after-tax impact of which was $34.1 million. The remaining $4.1 million of capitalized costs relate primarily to software licenses that have alternative future uses in our business. We continue to evaluate options that will allow us to move forward with the ultimate goal of developing a high quality, robust system in the most efficient manner. As a result, in fiscal 2018 we will continue to expend resources to help ensure the success of this and other technology-based initiatives and we expect our operating margins will be pressured as a result.

On May 24, 2017, we announced the passing of Ronald D. Croatti, our Chairman, Chief Executive Officer and President. Mr. Croatti had been our Chief Executive Officer since 1991 and had been with the Company since 1965. Following Mr. Croatti’s death, on July 27, 2017, the Board of the Company unanimously approved the appointment of Steven S. Sintros, the Corporation’s Senior Vice President and Chief Financial Officer, as President and Chief Executive Officer of the Company effective as of July 31, 2017. The Board also voted unanimously to elect Mr. Sintros to the Board as a Class II Director to fill the vacancy created by the passing of Mr. Croatti. Mr. Sintros will continue to serve as the Company’s Chief Financial Officer and its principal accounting officer until the Board appoints a new Chief Financial Officer and principal accounting officer.

Our business is subject to various state and federal regulations, including employment laws and regulations, minimum wage requirements, overtime requirements, working condition requirements, citizenship requirements, healthcare insurance mandates and other laws and regulations. We expect that our labor costs will rise in fiscal 2018 as a result of increases in state and local minimum wage levels as well as the overall impact of wage pressure as the result of a low unemployment environment. Although the current changes to the Fair Labor Standards Act have been put on hold due to litigation, they may still become effective in their current or a revised form.

A portion of our sales is derived from international markets, including Canada. Revenues denominated in currencies other than the U.S. dollar represented approximately 7.4%, 7.9% and 8.4% of total consolidated revenues for fiscal years 2017, 2016 and 2015, respectively. The operating results of our international subsidiaries are translated into U.S. dollars and such results are affected by movements in foreign currencies relative to the U.S. dollar. In addition, a weaker Canadian dollar increases the costs to our Canadian operations of merchandise and other operational inputs that are sourced from outside Canada, which has the effect of reducing the operating margins of our Canadian business if we are unable to recover these additional costs through price adjustments with our Canadian customers. In fiscal 2017, foreign currency fluctuations negligibly impacted our consolidated revenues. In fiscal 2016 and 2015, foreign currency fluctuations negatively impacted our consolidated revenues by 0.8% and 1.1%, respectively. These impacts were primarily driven by unfavorable fluctuations in the Canadian dollar. Our operating results in future years could be negatively impacted by any further devaluation, as compared to the U.S. dollar, of the Canadian dollar or any of the currencies of the other countries in which we operate.

Fiscal Year Ended August 26, 2017 Compared with Fiscal Year Ended August 27, 2016

Revenues

	August 26, 2017	August 27, 2016	Dollar Change	Percent Change
	(In thousands, except percentages)
Core Laundry Operations	$1,442,149	$1,329,375	$112,774	8.5%
Specialty Garments	98,024	91,257	6,767	7.4%
First Aid	50,785	47,414	3,371	7.1%
Total consolidated revenues	$1,590,958	$1,468,046	$122,912	8.4%

In fiscal 2017, our consolidated revenues increased by $122.9 million from the comparable period in 2016, or 8.4%. The increase in our consolidated revenues was primarily driven by the growth in our Core Laundry Operations, with revenues increasing to $1.442 billion in 2017 from $1.329 billion in fiscal 2016, or 8.5%. Excluding the positive effect of acquisitions, which we estimated increased our revenues by approximately 5.4% during the year, organic growth for our Core Laundry Operations was 3.1%. The impact on our revenues from acquisitions was primarily the result of our acquisition of Arrow, which was completed on September 19, 2016. Organic growth consists primarily of new sales, price increases, and net changes in the wearer levels at our existing customers, offset by lost accounts. Our organic growth, particularly in the first half of the year was negatively impacted by reductions at our customers that directly or indirectly support oil or other energy production in the United States and Canada.

Specialty Garments’ revenue increased from $91.3 million in fiscal 2016 to $98.0 million in fiscal 2017, or 7.4%. This segment’s results can vary significantly from period to period due to seasonality and the timing of nuclear reactor outages and projects. The improvement in results compared to a year ago was driven primarily by increased outage and project-based activity in this segment’s US and Canadian nuclear operations.

First Aid revenues increased 7.1%, from $47.4 million in fiscal 2016 to $50.8 million in fiscal 2017. The improvement in the results was due to a strong performance from this segment's wholesale distribution business as well as a small acquisition that closed in the third quarter of fiscal 2017.

Cost of revenues

Cost of revenues increased as a percentage of revenues from 61.3%, or $900.4 million, in fiscal 2016 to 62.5% of revenues, or $993.6 million, in fiscal 2017. The operations related to the Arrow acquisition had costs of revenues during the fiscal year that were significantly higher as a percentage of revenues than the remaining Core Laundry Operations. In addition, our Core Laundry Operations, excluding the new Arrow business, had higher expense from claims related to healthcare for our employees as well as workers' compensation and auto related accidents. Energy costs also increased as a percentage of Core Laundry revenues. These higher costs were partially offset by lower merchandise amortization as a percentage of revenues in fiscal 2017 compared to the prior year period.

Selling and administrative expense

Our selling and administrative expenses increased to 21.5% of revenues, or $342.4 million in fiscal 2017, from 19.4% of revenues, or $284.8 million in fiscal 2016. This increase was primarily due to the settlement of environmental litigation which resulted in a $15.9 million gain that was recorded in fiscal 2016 as a reduction to selling and administrative expenses. This increase was also the result of a stock compensation expense related to the April 2016 restricted stock grant to our former Chief Executive Officer. A total of $8.8 million was recognized during fiscal 2017 related to this grant, $5.4 million of which was the result of accelerated vesting of certain shares expected to be earned based on the performance of the Company in accordance with the terms of our restricted stock award agreement with our former Chief Executive Officer. In addition, this increase was also driven by higher selling and administrative payroll and payroll related costs, partially the result of investments in our CRM systems project and other technology initiatives. These higher costs were partially offset by lower costs associated with legal and environmental contingencies compared to the prior year period.

Impairment charge

Our fiscal 2017 fourth quarter results include a $55.8 million impairment charge related to our ongoing CRM systems project. We determined that as of August 26, 2017 it was not probable that the current version of the CRM system being developed would be completed and placed into service and as a result an impairment of most capitalized costs was required.
Depreciation and amortization

Our depreciation and amortization expense was $88.9 million, or 5.6% of revenues, in fiscal 2017 compared to $81.6 million, or 5.6% of revenues, in fiscal 2016. The increase in depreciation and amortization expense was primarily due to an increase in amortization resulting from the intangible assets acquired from Arrow as well as normal capital expenditure activity in earlier periods.

Income from operations

For fiscal 2017, the changes in revenues in our Core Laundry Operations, Specialty Garments and First Aid segments, as well as the changes in our costs discussed above, resulted in the following changes in our income from operations:

	August 26, 2017	August 27, 2016	Dollar Change	Percent Change
	(In thousands, except percentages)
Core Laundry Operations	$96,307	$186,074	$(89,767)	(48.2)%
Specialty Garments	9,018	10,204	$(1,186)	(11.6)%
First Aid	4,958	4,882	$76	1.6%
Total consolidated income from operations	$110,283	$201,160	$(90,877)	(45.2)%
Percentage of total revenues	6.9%	13.7%

Other income, net

Other income, net which includes interest expense, interest income and other income and expense, was income of $4.8 million for fiscal 2017 as compared to income of $2.2 million for fiscal 2016. This change was primarily due to net interest income of $4.3 million during fiscal 2017 compared to interest income of $2.5 million during fiscal 2016. The increase was also driven by a $0.5 million insurance policy gain in the fourth quarter of fiscal 2017 and foreign currency exchange gains.

Provision for income taxes

Our effective tax rate of 39.0% for fiscal 2017 remains relatively consistent with 38.5% for fiscal 2016.

Fiscal Year Ended August 27, 2016 Compared with Fiscal Year Ended August 29, 2015

Revenues

	August 27, 2016	August 29, 2015	Dollar Change	Percent Change
	(In thousands, except percentages)
Core Laundry Operations	$1,329,375	$1,322,328	$7,047	0.5%
Specialty Garments	91,257	87,513	3,744	4.3
First Aid	47,414	46,764	650	1.4
Total consolidated revenues	$1,468,046	$1,456,605	$11,441	0.8%

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

Income from operations

For fiscal 2016, the changes in revenues in our Core Laundry Operations, Specialty Garments and First Aid segments, as well as the changes in our costs discussed above, resulted in the following changes in our income from operations:

	August 27, 2016	August 29, 2015	Dollar Change	Percent Change
	(In thousands, except percentages)
Core Laundry Operations	$186,074	$187,586	$(1,512)	-0.8%
Specialty Garments	10,204	7,355	2,849	38.7
First Aid	4,882	5,443	(561)	-10.3
Total consolidated income from operations	$201,160	$200,384	$776	0.4%
Percentage of total revenues	13.7%	13.8%

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

Liquidity and Capital Resources

General

Cash, cash equivalents and short-term investments totaled $349.8 million as of August 26, 2017, a decrease of $14.0 million from $363.8 million as of August 27, 2016. Our working capital was $636.4 million as of August 26, 2017 compared to $625.0 million as of August 27, 2016. On September 19, 2016, we expended $118.7 million in cash upon the closing of our acquisition of Arrow. We generated $218.3 million and $207.6 million in cash from operating activities in the fiscal years ended August 26, 2017 and August 27, 2016, respectively. We believe that our current cash, cash equivalents and short-term investments balances, our cash generated from future operations and amounts available under our Credit Agreement (defined below) will be sufficient to meet our current anticipated working capital and capital expenditure requirements for at least the next 12 months.

We have accumulated $59.5 million in cash outside the United States that is expected to be invested indefinitely in our foreign subsidiaries. If these funds were distributed to the U.S. in the form of dividends, we would likely be subject to additional U.S. income taxes. However, we do not believe that any resulting taxes payable would have a material impact on our liquidity.

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

Cash Provided by Operating Activities

Cash provided by operating activities for fiscal 2017 was $218.3 million, an increase of $10.6 million from the prior fiscal year when cash provided by operating activities was $207.6 million. This net increase was primarily driven by a settlement of environmental litigation we entered into in the fourth quarter of fiscal 2016, which resulted in a gain of $15.9 million booked as a reduction of selling and administrative expenses. The cash received in September 2016 on account of this gain was $12.5 million. This positive impact on net cash provided by operating activities was partially offset by an increase in receivables which was due to revenue growth by all our operating segments and an increase in our overall days sales outstanding.

Cash Used in Investing Activities

Cash used in investing activities for fiscal 2017 was $233.0 million, an increase of $118.4 million from the prior fiscal year when cash used in investing activities was $114.7 million. The net increase in cash used in investing activities was primarily the result of the cash purchase price of $118.7 million we paid in connection with our acquisition of Arrow.

Cash Used in Financing Activities

Cash used in financing activities for fiscal 2017 was $2.2 million compared to cash used in financing activities of $5.6 million for the fiscal year ended August 27, 2016. This change was primarily due to a decrease in cash paid on equity awards settlements, in addition to a decrease in payments on loans. As of August 26, 2017, we had no long-term debt outstanding. This decrease was partially offset by a decrease in proceeds received from the exercise of share-based awards.

Long-term debt and borrowing capacity

On April 11, 2016, we entered into an amended and restated $250.0 million unsecured revolving credit agreement (the “Credit Agreement”) with a syndicate of banks, which matures on April 11, 2021. Under the Credit Agreement, we are able to borrow funds at variable interest rates based on, at our election, the Eurodollar rate or a base rate, plus in each case a spread based on our consolidated funded debt ratio. Availability of credit requires compliance with certain financial and other covenants, including a maximum consolidated funded debt ratio and minimum consolidated interest coverage ratio as defined in the Credit Agreement. We test our compliance with these financial covenants on a fiscal quarterly basis. As of August 26, 2017, the interest rates applicable to our borrowings under the Credit Agreement would be calculated as LIBOR plus 75 basis points at the time of the respective borrowing. As of August 26, 2017, we had no outstanding borrowings and had outstanding letters of credit amounting to $66.2 million, leaving $183.8 million available for borrowing under the Credit Agreement.

As of August 26, 2017, we were in compliance with all covenants under the Credit Agreement.

Derivative Instruments and Hedging Activities

In January 2015, we entered into sixteen forward contracts to exchange Canadian dollars (“CAD”) for U.S. dollars at fixed exchange rates in order to manage our exposure related to certain forecasted CAD denominated sales of one of our subsidiaries. The hedged transactions are specified as the first amount of CAD denominated revenues invoiced by one of our domestic subsidiaries each fiscal quarter, beginning in the third fiscal quarter of fiscal 2015 and continuing through the second fiscal quarter of the fiscal year ended August 31, 2019 ("fiscal 2019"). In total, we will sell approximately 31.0 million CAD at an average Canadian-dollar exchange rate of 0.7825 over these quarterly periods. We concluded that the forward contracts met the criteria to qualify as a cash flow hedge under US GAAP. Accordingly, we have reflected all changes in the fair value of the forward contracts in accumulated other comprehensive loss, a component of shareholders’ equity. Upon the maturity of each foreign exchange forward contract, the gain or loss on the contract will be recorded as an adjustment to revenues.

As of August 26, 2017, we had forward contracts with a notional value of approximately 9.6 million CAD outstanding and recorded the fair value of the contracts of $0.2 million in other current liabilities with a corresponding loss in accumulated other comprehensive loss of $0.1 million, which was recorded net of tax. During fiscal 2017, we reclassified $0.2 million from accumulated other comprehensive loss to revenue, related to the derivative financial instruments. The loss in accumulated other comprehensive loss as of August 26, 2017 is expected to be reclassified to revenues prior to its maturity on February 22, 2019.

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

We have accrued certain costs related to the sites described above as it has been determined that the costs are probable and can be reasonably estimated. We have potential exposure related to a parcel of land (the “Central Area”) related to the Woburn, Massachusetts site mentioned above. Currently, the consent decree for the Woburn site does not define or require any remediation work in the Central Area. The United States Environmental Protection Agency (the “EPA”) has provided us and other signatories to the consent decree with comments on the design and implementation of groundwater and soil remedies at the Woburn site and investigation of environmental conditions in the Central Area. We, and other signatories, have implemented and proposed to do additional work at the Woburn site but many of the EPA’s comments remain to be resolved. We have accrued costs to perform certain work responsive to EPA’s comments. We have implemented mitigation measures and continue to monitor environmental conditions at the Somerville, Massachusetts site. In addition, we have received demands from the local transit authority for reimbursement of certain costs associated with its construction of a new municipal transit station in the area of our Somerville site. This station is part of a planned extension of the transit system. Due to cost projections of the extension which substantially exceeded original estimates, the local transit authority had placed the extension on hold pending its redesign and receipt of related state and federal approvals and funding increases. It is now proceeding with the bidding process. We have reserved for costs in connection with this matter; however, in light of the uncertainties associated with this matter, these costs and the related reserve may change. We have also received notice that the Massachusetts Department of Environmental Protection is conducting an audit of the Company’s investigation and remediation work with respect to the Somerville site.

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

There is usually a range of reasonable estimates of the costs associated with each site. In accordance with US GAAP, our accruals represent the amount within the range that we believe is the best estimate or the low end of a range of estimates if no point within the range is a better estimate. When we believe that both the amount of a particular liability and the timing of the payments are reliably determinable, we adjust the cost in current dollars using a rate of 3% for inflation until the time of expected payment and discount the cost to present value using current risk-free interest rates. As of August 26, 2017, the risk-free interest rates we utilized ranged from 2.2% to 2.8%.

For environmental liabilities that have been discounted, we include interest accretion, based on the effective interest method, in selling and administrative expenses on the Consolidated Statements of Income. The changes to the amounts of our environmental liabilities for the years ended August 26, 2017 and August 27, 2016 are as follows (in thousands):

Year ended	August 26, 2017	August 27, 2016
Beginning balance	$26,748	$23,307
Costs incurred for which reserves have been provided	(1,559)	(1,417)
Insurance proceeds	116	101
Interest accretion	600	669
Changes in discount rates	(1,027)	1,348
Revisions in estimates	541	2,740

Ending balance	$25,419	$26,748

Anticipated payments and insurance proceeds of currently identified environmental remediation liabilities as of August 26, 2017 for the next five fiscal years and thereafter, as measured in current dollars, are reflected below (in thousands).

Fiscal year ended August	2018	2019	2020	2021	2022	Thereafter	Total
Estimated costs – current dollars	$9,285	$1,880	$1,477	$1,305	$1,157	$12,305	$27,409

Estimated insurance proceeds	(159)	(173)	(159)	(173)	(159)	(993)	(1,816)

Net anticipated costs	$9,126	$1,707	$1,318	$1,132	$998	$11,312	$25,593

Effect of inflation							7,277
Effect of discounting							(7,451)

Balance as of August 26, 2017							$25,419

Estimated insurance proceeds are primarily received from an annuity received as part of our legal settlement with an insurance company. Annual proceeds of approximately $0.3 million are deposited into an escrow account which funds remediation and monitoring costs for three sites related to our former operations in Williamstown, Vermont. Annual proceeds received but not expended in the current year accumulate in this account and may be used in future years for costs related to this site through the year 2027. As of August 26, 2017, the balance in this escrow account, which is held in a trust and is not recorded in our Consolidated Balance Sheet, was approximately $3.7 million. Also included in estimated insurance proceeds are amounts we are entitled to receive pursuant to legal settlements as reimbursements from three insurance companies for estimated costs at the site in Uvalde, Texas.

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

Contractual Obligations and Other Commercial Commitments

The following information is presented as of August 26, 2017 (in thousands).

Payments Due by Fiscal Period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Retirement plan benefit payments	$37,183	$1,945	$3,462	$3,619	$28,157
Asset retirement obligations	13,400	559	—	2,700	10,141
Operating leases	44,504	11,153	17,844	11,073	4,434

Total contractual cash obligations	$95,087	$13,657	$21,306	$17,392	$42,732

We have uncertain tax positions that are reserved totaling $4.2 million as of August 26, 2017 that are excluded from the above table as we cannot make a reasonably reliable estimate of the period of cash settlement with the respective taxing authority.

We have accrued $25.4 million in costs related to certain environmental obligations we have to address under terms of consent orders negotiated with the applicable environmental authorities or otherwise. Refer to “Environmental and Legal Contingencies”, above for additional discussion on our environmental obligations.

As discussed above under “Long-Term Debt and Borrowing Capacity”, as of August 26, 2017, we had borrowing capacity of $250.0 million under our Credit Agreement, of which approximately $183.8 million was available for borrowing. Also, as of such date, we had no outstanding borrowings and letters of credit outstanding of $66.2 million. All letters of credit expire in less than one year. We expect to replace the Credit Agreement prior to its maturity with a new revolving line of credit on appropriate terms.

In January 2015, we entered into sixteen forward contracts to exchange Canadian dollars (“CAD”) for U.S. dollars at fixed exchange rates in order to manage our exposure related to certain forecasted CAD denominated sales of one of our subsidiaries. The hedged transactions are specified as the first amount of CAD denominated revenues invoiced by one of our domestic subsidiaries each fiscal quarter, beginning in the third fiscal quarter of fiscal 2015 and continuing through the second fiscal quarter of fiscal 2019. In total, we will sell approximately 31.0 million CAD at an average Canadian-dollar exchange rate of 0.7825 over these quarterly periods. We concluded that the forward contracts met the criteria to qualify as a cash flow hedge under US GAAP. Accordingly, we have reflected all changes in the fair value of the forward contracts in accumulated other comprehensive loss, a component of shareholders’ equity. Upon the maturity of each foreign exchange forward contract, the gain or loss on the contract will be recorded as an adjustment to revenues.

As of August 26, 2017, we had forward contracts with a notional value of approximately 9.6 million CAD outstanding and recorded the fair value of the contracts of $0.2 million in other current liabilities with a corresponding loss in accumulated other comprehensive loss of $0.1 million, which was recorded net of tax. During the fiscal year ended August 26, 2017, we reclassified $0.2 million from accumulated other comprehensive loss to revenue, related to the derivative financial instruments. The loss in accumulated other comprehensive loss as of August 26, 2017 is expected to be reclassified to revenues prior to its maturity on February 22, 2019.

Off Balance Sheet Arrangements

As of August 26, 2017, we did not have any off balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Securities and Exchange Commission Regulation S-K.

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

Energy Costs

Significant increases in energy costs, specifically with respect to natural gas and gasoline, can materially affect our operating costs. During fiscal 2017, our energy costs, which include fuel, natural gas, and electricity, represented approximately 4.0% of our total revenue.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued updated accounting guidance for revenue recognition, which they have subsequently modified. This modified update provides a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. This guidance will be effective for annual reporting periods, and any interim periods within those annual periods, that begin after December 15, 2017. Accordingly, the standard will be effective for us on August 26, 2018. We have established an implementation team and are working on the completion of our project plan to address the requirements of this standard. We are currently reviewing our customer contracts, assessing our incremental costs of obtaining customer contracts, and identifying any potential changes to business processes and controls to support accounting and disclosure considerations under this standard. We expect to adopt this standard using the modified retrospective adoption method and continue to evaluate the impact that this guidance will have on our financial statements and related disclosures.

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

In March 2016, the FASB issued updated guidance that simplifies several aspects of accounting for share-based payment transactions. This guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016 and, depending on the amendment, must be applied using a prospective transition method, retrospective transition method, modified retrospective transition method, prospectively and/or retroactively, with early adoption permitted. Accordingly, the standard will be effective for us on August 27, 2017. We do not expect that adoption of this guidance will have a material impact on our financial statements.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

We have determined that all of our foreign subsidiaries operate primarily in local currencies that represent the functional currencies of such subsidiaries. All assets and liabilities of our foreign subsidiaries are translated into U.S. dollars using the exchange rate prevailing at the balance sheet date. The effects of exchange rate fluctuations on the translation of assets and liabilities are recorded as a component of shareholders’ equity. Revenues and expenses are translated at the average exchange rates in effect during each month of the fiscal year. As such, our financial condition and operating results are affected by fluctuations in the value of the U.S. dollar as compared to currencies in foreign countries. Revenues denominated in currencies other than the U.S. dollar represented approximately 7.4%, 7.9% and 8.4% of our total consolidated revenues for fiscal 2017, 2016 and 2015, respectively. Total assets denominated in currencies other than the U.S. dollar represented approximately 8.2% of our total consolidated assets at August 26, 2017 and August 27, 2016. If exchange rates had increased or decreased by 10% from the actual rates in effect during the year ended August 26, 2017, our revenues and assets for the year ended and as of August 26, 2017 would have increased or decreased by approximately $11.9 million and $15.0 million, respectively.

In January 2015, we entered into sixteen forward contracts to exchange Canadian dollars (“CAD”) for U.S. dollars at fixed exchange rates in order to manage our exposure related to certain forecasted CAD denominated sales of one of our subsidiaries. The hedged transactions are specified as the first amount of CAD denominated revenues invoiced by one of our domestic subsidiaries each fiscal quarter, beginning in the third quarter of fiscal 2015 and continuing through the second quarter of fiscal 2019. In total, we will sell approximately 31.0 million CAD at an average Canadian-dollar exchange rate of 0.7825 over these quarterly periods. We concluded that the forward contracts met the criteria to qualify as a cash flow hedge under US GAAP. Accordingly, we have reflected all changes in the fair value of the forward contracts in accumulated other comprehensive loss, a component of shareholders’ equity. Upon the maturity of each foreign exchange forward contract, the gain or loss on the contract will be recorded as an adjustment to revenues.

As of August 26, 2017, we had forward contracts with a notional value of approximately 9.6 million CAD outstanding and recorded the fair value of the contracts of $0.2 million in other current liabilities with a corresponding loss in accumulated other comprehensive loss of $0.1 million, which was recorded net of tax. During the fiscal year ended August 26, 2017, we reclassified $0.2 million from accumulated other comprehensive loss to revenue, related to the derivative financial instruments.

The loss in accumulated other comprehensive loss as of August 26, 2017 is expected to be reclassified to revenues prior to its maturity on February 22, 2019.

Other than the forward contracts discussed above, we do not operate a hedging program to mitigate the effect of a significant change in the value of the functional currencies of our foreign subsidiaries, which include the Canadian dollar, euro, British pound, Mexican peso and Nicaraguan cordoba, as compared to the U.S. dollar. Any losses or gains resulting from unhedged foreign currency transactions, including exchange rate fluctuations on intercompany accounts are reported as transaction losses (gains) in our other (income) expense. The intercompany payables and receivables are denominated in Canadian dollars, euros, British pounds, Mexican pesos and Nicaraguan cordobas. During the year ended August 26, 2017, transaction losses included in other (income) expense was negligible. If exchange rates had changed by 10% during fiscal 2017, we would have recognized exchange gains or losses of approximately $0.9 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Statements of Income
UniFirst Corporation and Subsidiaries

Year ended (In thousands, except per share data)	August 26, 2017	August 27, 2016	August 29, 2015
Revenues	$1,590,958	$1,468,046	$1,456,605

Operating expenses:
Cost of revenues (1)	993,589	900,427	884,664
Selling and administrative expenses (1)	342,407	284,847	294,444
Impairment charge	55,800	—	—
Depreciation and amortization	88,879	81,612	77,113
Total operating expenses	1,480,675	1,266,886	1,256,221

Income from operations	110,283	201,160	200,384

Other (income) expense:
Interest income, net	(4,269)	(2,543)	(2,437)
Other (income) expense, net	(571)	332	1,553
Total other income, net	(4,840)	(2,211)	(884)

Income before income taxes	115,123	203,371	201,268
Provision for income taxes	44,927	78,345	76,969

Net income	$70,196	$125,026	$124,299

Income per share – Basic:
Common Stock	$3.63	$6.51	$6.50
Class B Common Stock	$2.91	$5.21	$5.20

Income per share – Diluted:
Common Stock	$3.44	$6.17	$6.15

Income allocated to – Basic:
Common Stock	$55,903	$99,282	$98,665
Class B Common Stock	$13,915	$25,093	$24,761

Income allocated to – Diluted:
Common Stock	$69,837	$124,409	$123,472

Weighted average number of shares outstanding – Basic:
Common Stock	15,382	15,245	15,182
Class B Common Stock	4,786	4,816	4,763

Weighted average number of shares outstanding – Diluted:
Common Stock	20,276	20,154	20,079

Dividends per share:
Common Stock	$0.15	$0.15	$0.15
Class B Common Stock	$0.12	$0.12	$0.12

(1)Exclusive of depreciation on the Company’s property, plant and equipment and amortization of its intangible assets.

The accompanying notes are an integral part of these
Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income
UniFirst Corporation and Subsidiaries

Year ended (In thousands)	August 26, 2017	August 27, 2016	August 29, 2015
Net income	$70,196	$125,026	$124,299

Other comprehensive income (loss):
Foreign currency translation adjustments	4,882	(391)	(23,134)
Pension benefit liabilities, net of income taxes	2,774	(3,532)	525
Change in fair value of derivatives, net of income taxes	(45)	(398)	708
Derivative financial instruments (gain) loss reclassified	(180)	(215)	21

Other comprehensive income (loss)	7,431	(4,536)	(21,880)

Comprehensive income	77,627	120,490	102,419

The accompanying notes are an integral part of these
Consolidated Financial Statements.

Consolidated Balance Sheets
UniFirst Corporation and Subsidiaries

(In thousands, except share and par value data)	August 26, 2017	August 27, 2016
Assets
Current assets:
Cash, cash equivalents and short-term investments	$349,752	$363,795
Receivables, less reserves of $8,719 and $7,675 respectively	187,174	156,578
Inventories	79,068	78,887
Rental merchandise in service	151,340	138,105
Prepaid taxes	29,968	10,418
Prepaid expenses and other current assets	16,924	29,831

Total current assets	814,226	777,614

Property, plant and equipment, net	525,115	539,818
Goodwill	376,110	320,641
Customer contracts, net	67,485	35,854
Other intangible assets, net	4,259	2,810
Deferred income taxes	394	97
Other assets	31,539	25,173
Total assets	$1,819,128	$1,702,007

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	64,691	50,884
Accrued liabilities	112,236	100,782
Accrued taxes	921	969

Total current liabilities	177,848	152,635

Accrued liabilities	106,736	104,921
Accrued and deferred income taxes	81,352	79,670

Total liabilities	365,936	337,226

Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred Stock, $1.00 par value; 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $0.10 par value; 30,000,000 shares authorized; 15,453,308 and 15,415,125 shares issued and outstanding in 2017 and 2016, respectively	1,545	1,542
Class B Common Stock, $0.10 par value; 20,000,000 shares authorized; 4,815,519 and 4,849,519 shares issued and outstanding in 2017 and 2016, respectively	482	485
Capital surplus	86,245	72,561
Retained earnings	1,386,438	1,319,142
Accumulated other comprehensive loss	(21,518)	(28,949)

Total shareholders’ equity	1,453,192	1,364,781

Total liabilities and shareholders’ equity	$1,819,128	$1,702,007

The accompanying notes are an integral part of these
Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Equity
UniFirst Corporation and Subsidiaries

(In thousands)	Common Shares	Class B Common Shares	Common Stock	Class B Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity

Balance, August 30, 2014	15,190	4,860	$1,519	$486	$59,415	$1,075,572	$(2,533)	$1,134,459
Net income	—	—	—	—	—	124,299	—	124,299
Pension benefit liabilities, net (1)	—	—	—	—	—	—	525	525
Change in fair value of derivatives	—	—	—	—	—	—	729	729
Foreign currency translation	—	—	—	—	—	—	(23,134)	(23,134)
Dividends declared	—	—	—	—	—	(2,871)	—	(2,871)
Shares converted	1	(1)	—	—	—	—	—	—
Share-based compensation, net (2)	(36)	(5)	(4)	(1)	406	—	—	401
Share-based awards exercised, net (1)(3)	91	—	10	—	7,790	—	—	7,800

Balance, August 29, 2015	15,246	4,854	$1,525	$485	$67,611	$1,197,000	$(24,413)	$1,242,208
Net income	—	—	—	—	—	125,026	—	125,026
Pension benefit liabilities, net (1)	—	—	—	—	—	—	(3,532)	(3,532)
Change in fair value of derivatives	—	—	—	—	—	—	(613)	(613)
Foreign currency translation	—	—	—	—	—	—	(391)	(391)
Dividends declared	—	—	—	—	—	(2,884)	—	(2,884)
Share-based compensation, net (2)	104	(5)	10	—	(343)	—	—	(333)
Share-based awards exercised, net (1)(3)	65	—	7	—	5,293	—	—	5,300

Balance, August 27, 2016	15,415	4,849	$1,542	$485	$72,561	$1,319,142	$(28,949)	$1,364,781
Net income	—	—	—	—	—	70,196	—	70,196
Pension benefit liabilities, net (1)	—	—	—	—	—	—	2,774	2,774
Change in fair value of derivatives	—	—	—	—	—	—	(225)	(225)
Foreign currency translation	—	—	—	—	—	—	4,882	4,882
Dividends declared	—	—	—	—	—	(2,900)	—	(2,900)
Shares converted	34	(34)	3	(3)	—	—	—	—
Share-based compensation, net (2)	(47)	—	(5)	—	10,072	—	—	10,067
Share-based awards exercised, net (1)(3)	51	—	5	—	3,612	—	—	3,617
Balance, August 26, 2017	15,453	4,815	$1,545	$482	$86,245	$1,386,438	$(21,518)	$1,453,192
(1)These amounts are shown net of the effect of income taxes.
(2)These amounts are shown net of any shares withheld by the Company to satisfy certain tax withholdings obligations in connection with the vesting of certain shares of restricted stock.
(3)These amounts include excess tax benefits that the Company realized as part of the exercise of share-based awards.
The accompanying notes are an integral part of these
Consolidated Financial Statements.

Consolidated Statements of Cash Flows
UniFirst Corporation and Subsidiaries

Year ended (In thousands)	August 26, 2017	August 27, 2016	August 29, 2015
Cash flows from operating activities:
Net income	$70,196	$125,026	$124,299
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	76,073	72,983	68,164
Amortization of intangible assets	12,806	8,629	8,949
Amortization of deferred financing costs	112	184	209
Gain on sale of assets	(567)	—	—
Share-based compensation	12,462	5,628	5,366
Accretion on environmental contingencies	600	669	603
Accretion on asset retirement obligations	853	826	690
Impairment charge	55,800	—	—
Deferred income taxes	955	9,899	(3,473)
Changes in assets and liabilities, net of acquisitions:
Receivables, less reserves	(22,232)	(3,949)	(3,494)
Inventories	1,865	1,467	(2,236)
Rental merchandise in service	(5,384)	3,945	4,900
Prepaid expenses and other current assets and Other assets	12,903	(38,443)	(4,005)
Accounts payable	9,594	49	(7,648)
Accrued liabilities	11,728	31,954	17,832
Prepaid and accrued income taxes	(19,490)	(11,231)	16,761
Net cash provided by operating activities	218,274	207,636	226,917

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(125,457)	(16,583)	(22,359)
Capital expenditures	(108,554)	(98,235)	(101,163)
Proceeds from sale of assets	876	—	—
Other	98	149	(747)
Net cash used in investing activities	(233,037)	(114,669)	(124,269)

Cash flows from financing activities:
Proceeds from loans payable and long-term debt	—	—	6,866
Payments on loans payable and long-term debt	—	(1,301)	(13,055)
Payment of deferred financing costs	—	(813)	—
Proceeds from exercise of share-based awards, including excess tax benefits	3,102	5,313	7,799
Taxes withheld and paid related to net share settlement of equity awards	(2,386)	(5,965)	(5,002)
Payment of cash dividends	(2,898)	(2,878)	(2,869)
Net cash used in financing activities	(2,182)	(5,644)	(6,261)

Effect of exchange rate changes	2,902	(81)	(11,603)

Net (decrease) increase in cash, cash equivalents and short-term investments	(14,043)	87,242	84,784
Cash, cash equivalents and short-term investments at beginning of period	363,795	276,553	191,769

Cash, cash equivalents and short-term investments at end of period	$349,752	$363,795	$276,553

Supplemental disclosure of cash flow information:
Interest paid	$801	$763	$662
Income taxes paid, net of refunds received	$62,165	$73,658	$59,826

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

Fiscal Year

The Company’s fiscal year ends on the last Saturday in August. For financial reporting purposes, fiscal 2017, fiscal 2016 and fiscal 2015 consisted of 52 weeks.

Cash, Cash Equivalents and Short-Term Investments

Cash, cash equivalents and short-term investments include cash in banks, money market securities, and bank short-term investments having original maturities of six months or less. Included in short-term investments are two certificates of deposits totaling $100 million having original maturities of three and six months.

Notes to Consolidated Financial Statements (Continued)
UniFirst Corporation and Subsidiaries

Financial Instruments

The Company’s financial instruments, which may expose the Company to concentrations of credit risk, include cash, cash equivalents and short-term investments, receivables, accounts payable, loans payable and long-term debt. Each of these financial instruments is recorded at cost, which approximates its fair value given the short maturity of each financial instrument.

Revenue Recognition and Allowance for Doubtful Accounts

The Company recognizes revenue from rental operations and related services in the period in which the services are provided. Direct sales revenue is recognized in the period in which the services are performed or when the product is shipped. Management judgments and estimates are used in determining the collectability of accounts receivable and evaluating the adequacy of the allowance for doubtful accounts. The Company considers specific accounts receivable and historical bad debt experience, customer credit worthiness, current economic trends and the age of outstanding balances as part of its evaluation. Changes in estimates are reflected in the period they become known. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Material changes in its estimates may result in significant differences in the amount and timing of bad debt expense recognition for any given period. Revenues do not include taxes we collect from our customers and remit to governmental authorities.

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

The components of inventory as of August 26, 2017 and August 27, 2016 were as follows (in thousands):

	August 26, 2017	August 27, 2016
Raw materials	$18,468	$16,826
Work in process	4,159	2,275
Finished goods	56,441	59,786
Total inventory	$79,068	$78,887

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

Notes to Consolidated Financial Statements (Continued)
UniFirst Corporation and Subsidiaries

The components of property, plant and equipment as of August 26, 2017 and August 27, 2016 were as follows (in thousands):

	August 26, 2017	August 27, 2016
Land, buildings and leasehold equipment	$467,050	$432,716
Machinery and equipment	540,185	569,627
Motor vehicles	220,205	198,770
	1,227,440	1,201,113
Less: accumulated depreciation	702,325	661,295
Total property, plant and equipment	$525,115	$539,818

The Company provides for depreciation on the straight-line method based on the date the asset is placed in service using the following estimated useful lives:

Buildings (in years)	30	—	40
Building components (in years)	10	—	20
Leasehold improvements	Shorter of useful life or term of lease
Machinery and equipment (in years)	3	—	10
Motor vehicles (in years)	3	—	5

Long-lived assets, including property, plant and equipment, are evaluated for impairment whenever events or circumstances indicate an asset may be impaired. There were no material impairments of long-lived assets in fiscal 2016 and 2015. During the fourth quarter of fiscal 2017, the Company recognized a non-cash impairment charge in its US and Canadian Rental and Cleaning segment of $55.8 million on its on going CRM system project as the Company has now determined that it is no longer probable that the current version that was being developed will be completed and placed into service. Expenditures not impaired for computer software, including amounts capitalized related to the Company’s ongoing project to update its customer relationship management (“CRM”) systems, are included within machinery and equipment.

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

Definite-lived intangible assets are amortized over their estimated useful lives, which are based on management’s estimates of the period that the assets will generate economic benefits. Definite-lived intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable in accordance with US GAAP. There were no impairments of goodwill or indicators of impairment for definite-lived intangible assets in fiscal 2017, 2016 or 2015.

As of August 26, 2017, definite-lived intangible assets have a weighted average useful life of approximately 13.9 years. Customer contracts have a weighted average useful life of approximately 14.5 years and other intangible assets, net, which

Notes to Consolidated Financial Statements (Continued)
UniFirst Corporation and Subsidiaries

consist of primarily, restrictive covenants, deferred financing costs and trademarks, have a weighted average useful life of approximately 4.7 years.

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

The estimated liability for environmental contingencies has been discounted as of August 26, 2017 using risk-free interest rates ranging from 2.2% to 2.8% over periods ranging from ten to thirty years. The estimated current costs, net of legal settlements with insurance carriers, have been adjusted for the estimated impact of inflation at 3% per year. Changes in enacted laws, regulatory orders or decrees, management’s estimates of costs, risk-free interest rates, insurance proceeds, participation by other parties, the timing of payments, the input of the Company’s attorneys and outside consultants or other factual circumstances could have a material impact on the amounts recorded for environmental and other contingent liabilities. Refer to Note 11, “Commitments and Contingencies”, of these Consolidated Financial Statements for additional discussion and analysis.

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

Insurance

The Company is self-insured for certain obligations related to health, workers’ compensation, vehicles and general liability programs. The Company also purchases stop-loss insurance policies for health, workers’ compensation, vehicles and general liability programs to protect itself from catastrophic losses. Judgments and estimates are used in determining the potential value associated with reported claims and for events that have occurred, but have not been reported. The Company’s estimates consider historical claims experience and other factors. In certain cases where partial insurance coverage exists, we must estimate the portion of the liability that will be covered by existing insurance policies to arrive at our net expected liability. Receivables for insurance recoveries are recorded as assets, on an undiscounted basis. The Company’s liabilities are based on estimates, and, while the Company believes that its accruals are adequate, the ultimate liability may be significantly different

Notes to Consolidated Financial Statements (Continued)
UniFirst Corporation and Subsidiaries

from the amounts recorded. Changes in claims experience, the Company’s ability to settle claims or other estimates and judgments used by management could have a material impact on the amount and timing of expense for any period.

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

The Company has undistributed earnings from its foreign subsidiaries of approximately $128.0 million as of August 26, 2017. The Company considers these undistributed earnings as indefinitely reinvested and therefore has not provided for U.S. income taxes or foreign withholding taxes. If these earnings were ultimately distributed to the U.S. in the form of dividends or otherwise, or if the shares of its international subsidiaries were sold or transferred, the Company would likely be subject to additional U.S. income taxes, net of the impact of any available foreign tax credits as well as foreign withholding taxes. It is not practicable to estimate the amount of unrecognized deferred U.S. taxes on these undistributed earnings.

Advertising Costs

Advertising costs are expensed as incurred and are classified as selling and administrative expenses. The Company incurred advertising costs of $3.7 million, $1.5 million and $1.3 million, for the fiscal years ended August 26, 2017, August 27, 2016 and August 29, 2015, respectively.

Share-Based Compensation

Compensation expense for all Share-Based Awards is recognized ratably over the related vesting period. Certain Share-Based Awards and shares of unrestricted stock were granted during fiscal 2017, 2016 and 2015 to non-employee Directors of the Company, which were fully vested upon grant and, with respect to stock appreciation rights, expire eight years after the grant

Notes to Consolidated Financial Statements (Continued)
UniFirst Corporation and Subsidiaries

date. Accordingly, compensation expense related to these Share-Based Awards and shares of unrestricted stock in fiscal 2017, 2016 and 2015 were recognized on the date of grant.

For performance restricted share awards with revenue and adjusted operating margin targets, we evaluate the probability of meeting the performance criteria at each balance sheet date and if probable, related compensation cost is amortized over the performance period on a straight-line basis because such awards vest only at the end of the measurement period. Changes to the probability assessment and the estimate of shares expected to vest will result in adjustments to the related share-based compensation expense that will be recorded in the period of the change. If the performance targets are not achieved, no compensation cost is recognized and any previously recognized compensation cost is reversed.

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

The following table sets forth the computation of basic earnings per share using the two-class method for amounts attributable to the Company’s shares of Common Stock and Class B Common Stock (in thousands, except per share data):

Year ended	August 26, 2017	August 27, 2016	August 29, 2015
Net income available to shareholders	$70,196	$125,026	$124,299

Allocation of net income for Basic:
Common Stock	$55,903	$99,282	$98,665
Class B Common Stock	13,915	25,093	24,761
Unvested participating shares	378	651	873
	$70,196	$125,026	$124,299

Weighted average number of shares for Basic:
Common Stock	15,382	15,245	15,182
Class B Common Stock	4,786	4,816	4,763
Unvested participating shares	116	107	153
	20,284	20,168	20,098

Earnings per share for Basic:
Common Stock	$3.63	$6.51	$6.50
Class B Common Stock	$2.91	$5.21	$5.20

Notes to Consolidated Financial Statements (Continued)
UniFirst Corporation and Subsidiaries

The Company calculates diluted EPS for Common Stock using the more dilutive of the following two methods:

•The treasury stock method; or

•The two-class method assuming a participating security is not exercised or converted.

For the years ended August 26, 2017, August 27, 2016 and August 29, 2015, the Company’s diluted EPS assumes the conversion of all vested Class B Common Stock into Common Stock and uses the two-class method for its unvested participating shares as it was the more dilutive of the two approaches. The following presents a reconciliation of basic and diluted net income per share (in thousands, except per share data):

	Year Ended August 26, 2017			Year Ended August 27, 2016			Year Ended August 29, 2015
	Earnings to Common shareholders	Common Shares	EPS	Earnings to Common shareholders	Common Shares	EPS	Earnings to Common shareholders	Common Shares	EPS
As reported – Basic	$55,903	15,382	$3.63	99,282	15,245	$6.51	$98,665	15,182	$6.50

Add: effect of dilutive potential common shares
Share-Based Awards	—	108		—	93		—	134
Class B Common Stock	13,915	4,786		25,093	4,816		24,761	4,763

Add: Undistributed earnings allocated to unvested participating shares	362	—		636	—		853	—

Less: Undistributed earnings reallocated to unvested participating shares	(343)	—		(602)	—		(807)	—

Diluted EPS – Common Stock	$69,837	20,276	$3.44	124,409	20,154	$6.17	$123,472	20,079	$6.15

Share-Based Awards that would result in the issuance of 16 shares of Common Stock were excluded from the calculation of diluted earnings per share for the year ended August 26, 2017 because they were anti-dilutive. Share-Based Awards that would result in the issuance of 9,883 shares of Common Stock were excluded from the calculation of diluted earnings per share for the year ended August 27, 2016 because they were anti-dilutive. Share-Based Awards that would result in the issuance of 10,702 shares of Common Stock were excluded from the calculation of diluted earnings per share for the year ended August 29, 2015 because they were anti-dilutive.

Foreign Currency Translation

The functional currency of our foreign operations is the local country’s currency. Transaction gains and losses, including gains and losses on our intercompany transactions, are included in other (income) expense in the accompanying Consolidated Statements of Income. Assets and liabilities of operations outside the United States are translated into U.S. dollars using period-end exchange rates. Revenues and expenses are translated at the average exchange rates in effect during each month of the fiscal year. The effects of foreign currency translation adjustments are included in shareholders’ equity as a component of accumulated other loss income in the accompanying Consolidated Balance Sheets.

Notes to Consolidated Financial Statements (Continued)
UniFirst Corporation and Subsidiaries

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued updated accounting guidance for revenue recognition, which they have subsequently modified. This modified update provides a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. This guidance will be effective for annual reporting periods, and any interim periods within those annual periods, that begin after December 15, 2017. Accordingly, the standard will be effective for the Company on August 26, 2018. The Company has established an implementation team and is working on the completion of its project plan to address the requirements of this standard. The Company is currently reviewing its customer contracts, assessing its incremental costs of obtaining customer contracts, and identifying any potential changes to business processes and controls to support accounting and disclosure considerations under this standard. The Company expects to adopt this standard using the modified retrospective adoption method and continues to evaluate the impact that this guidance will have on its financial statements and related disclosures.

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

In March 2016, the FASB issued updated guidance that simplifies several aspects of accounting for share-based payment transactions. This guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016 and, depending on the amendment, must be applied using a prospective transition method, retrospective

Notes to Consolidated Financial Statements (Continued)
UniFirst Corporation and Subsidiaries

transition method, modified retrospective transition method, prospectively and/or retroactively, with early adoption permitted. Accordingly, the standard will be effective for the Company on August 27, 2017. The Company does not expect that adoption of this guidance will have a material impact on its financial statements.

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

2. Acquisitions

During the fiscal year ended August 26, 2017, the Company completed six business acquisitions (including Arrow discussed below) with an aggregate purchase price of approximately $125.5 million. The results of operations of these acquisitions have been included in the Company’s consolidated financial results since their respective acquisition dates. These acquisitions were not significant in relation to the Company’s consolidated financial results and, therefore, pro forma financial information has not been presented.

Aggregate information relating to the acquisition of businesses which were accounted for as purchases is as follows (in thousands, except number of businesses acquired):

Year ended	August 26, 2017	August 27, 2016	August 29, 2015
Number of businesses acquired	6	6	7
Tangible assets acquired	$26,174	$3,572	$4,179
Intangible assets and goodwill acquired	101,530	14,239	18,190
Liabilities assumed	(2,156)	(80)	(10)

Acquisition of businesses	$125,548	$17,731	$22,359

Tangible assets acquired primarily relate to accounts receivable, inventory, prepaid expenses and property, plant and equipment. Liabilities assumed primarily relate to accounts payable and accrued liabilities.

The amount assigned to intangible assets acquired was based on their respective fair values determined as of the acquisition date. The excess of the purchase price over the tangible and intangible assets was recorded as goodwill. In fiscal 2017 and 2016, all of the goodwill was allocated to the US and Canadian Rental and Cleaning segment and is deductible for tax purposes.

On September 19, 2016, the Company completed an acquisition of Arrow Uniform (“Arrow”) for approximately $118.7 million. The all-cash transaction was structured as an asset acquisition, with the Company acquiring substantially all of Arrow’s assets and a limited amount of liabilities. Arrow, headquartered in Taylor, Michigan, provided uniform and facility service rental programs as well as direct sales uniform programs to a wide range of large and small customers. Arrow operated from 12 locations with nearly 700 employees in five Midwestern states.

The Arrow acquisition was accounted for using the purchase method of accounting. The Company engaged specialists to assist in the valuation of intangible assets. The table below summarizes the final purchase price allocation to the estimated fair value of assets acquired and liabilities assumed at the acquisition date. Goodwill is calculated as the excess of the purchase price over the net assets recognized and represents the estimated future economic benefits arising from expected synergies and growth opportunities for the Company. All of the goodwill and intangible assets were allocated to the US and Canadian Rental and Cleaning segment and are deductible for tax purposes.

Notes to Consolidated Financial Statements (Continued)
UniFirst Corporation and Subsidiaries

The components of the consideration transferred in conjunction with the Arrow acquisition and the final allocation of that consideration is as follows (in thousands):

Receivables	$7,365
Inventories	1,824
Rental merchandise in service	7,175
Prepaid expense and other current assets	1,722
Property, plant and equipment	2,619
Goodwill	51,624
Customer contracts	41,199
Other intangible assets	2,580
Other assets	4,790
Accrued liabilities	(2,156)
Total Purchase Price	$118,742

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

All financial assets or liabilities that are measured at fair value on a recurring basis (at least annually) have been segregated into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date.  The assets or liabilities measured at fair value on a recurring basis are summarized in the tables below (in thousands):

	As of August 26, 2017
	Level 1	Level 2		Level 3	Fair Value
Assets:
Cash equivalents	$81,253	$—		$—	$81,253
Pension plan assets	—	5,097		—	5,097
Total assets at fair value	$81,253	$5,097		$—	$86,350
Liabilities:
Foreign currency forward contracts	$—	$177		$—	$177
Total liabilities at fair value	$—	$177	1	$—	$177

Notes to Consolidated Financial Statements (Continued)
UniFirst Corporation and Subsidiaries

	As of August 27, 2016
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents	$172,760	$—	$—	$172,760
Pension plan assets	—	4,753	—	4,753
Foreign currency forward contracts	—	188	—	188
Total assets at fair value	$172,760	$4,941	$—	$177,701

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

4. Income Taxes

The provision for income taxes consists of the following (in thousands):

Year ended	August 26, 2017	August 27, 2016	August 29, 2015
Current:
Federal	$37,027	$54,654	$65,656
Foreign	1,995	1,672	3,350
State	6,642	9,996	11,184
Total current	$45,664	$66,322	$80,190

Deferred:
Federal	$(520)	$10,803	$(2,705)
Foreign	123	(217)	34
State	(340)	1,437	(550)
Total deferred	$(737)	$12,023	$(3,221)

Total	$44,927	$78,345	$76,969

Notes to Consolidated Financial Statements (Continued)
UniFirst Corporation and Subsidiaries

The following table reconciles the provision for income taxes using the statutory federal income tax rate to the actual provision for income taxes:

	August 26, 2017	August 27, 2016	August 29, 2015
Income taxes at the statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes	3.5	3.5	3.5
Other	0.5	—	(0.3)
Total	39.0%	38.5%	38.2%

The tax effect of items giving rise to the Company’s deferred tax assets and liabilities is as follows (in thousands):

	August 26, 2017	August 27, 2016
Deferred Tax Assets
Payroll and benefit related	$26,391	$25,091
Insurance related	17,691	14,404
Environmental	9,945	10,465
Accrued expenses	4,542	1,418
Other	9,725	8,902
Total deferred tax assets	$68,294	$60,280

Deferred Tax Liabilities
Tax in excess of book depreciation	$48,969	$48,414
Purchased intangible assets	39,179	35,697
Rental merchandise in service	56,707	51,869
Other	25	—
Total deferred tax liabilities	144,880	135,980

Net deferred tax liability	$76,586	$75,700

The Company has evaluated its deferred tax assets and believes that they will be fully recovered. As a result, the Company has not established a valuation allowance.

As of August 26, 2017 and August 27, 2016, there was $3.6 million and $3.3 million, respectively, in total unrecognized tax benefits, which if recognized, would favorably impact the Company’s effective tax rate. The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense which is consistent with the recognition of these items in prior reporting periods. As of August 26, 2017 and August 27, 2016, the Company had accrued a total of $0.1 million in interest and penalties, in its long-term accrued liabilities.  For the years ended August 26, 2017, August 27, 2016 and August 29, 2015 the Company recognized a nominal expense in its Consolidated Statement of Income related to interest and penalties.

Notes to Consolidated Financial Statements (Continued)
UniFirst Corporation and Subsidiaries

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at August 29, 2015	$1,312
Additions based on tax positions related to the current year	424
Additions for tax positions of prior years	2,145
Statute expirations	(138)

Balance at August 27, 2016	3,743
Additions based on tax positions related to the current year	490
Additions for tax positions of prior years	331
Statute expirations	(350)

Balance at August 26, 2017	$4,214

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

All U.S. and Canadian federal income tax statutes have lapsed for filings up to and including fiscal years 2012 and 2009, respectively, and the Company has concluded an audit of U.S. federal income taxes for 2010 and 2011. With a few exceptions, the Company is no longer subject to state and local income tax examinations for periods prior to fiscal 2012. The Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change significantly in the next 12 months.

5. Loans Payable and Long-term Debt

As of August 26, 2017 and August 27, 2016, the Company had no outstanding loans payable.

On April 11, 2016, the Company entered into an amended and restated $250.0 million unsecured revolving credit agreement (the “Credit Agreement”) with a syndicate of banks, which matures on April 11, 2021. Under the Credit Agreement, the Company is able to borrow funds at variable interest rates based on, at its election, the Eurodollar rate or a base rate, plus in each case a spread based on the Company’s consolidated funded debt ratio. Availability of credit requires compliance with certain financial and other covenants, including a maximum consolidated funded debt ratio and minimum consolidated interest coverage ratio as defined in the Credit Agreement. The Company tests its compliance with these financial covenants on a fiscal quarterly basis. As of August 26, 2017, the interest rates applicable to the Company’s borrowings under the Credit Agreement would be calculated as LIBOR plus 75 basis points at the time of the respective borrowing. As of August 26, 2017, the Company had no outstanding borrowings and had outstanding letters of credit amounting to $66.2 million, leaving $183.8 million available for borrowing under the Credit Agreement.

As of August 26, 2017, the Company was in compliance with all covenants under the Credit Agreement.

6. Derivative Instruments and Hedging Activities

The Company uses derivative financial instruments to mitigate its exposure to fluctuations in foreign currencies on certain forecasted transactions denominated in foreign currencies. US GAAP requires that all of the Company's derivative instruments be recorded on the balance sheet at fair value. All subsequent changes in a derivative’s fair value are recognized in income, unless specific hedge accounting criteria are met.

Derivative instruments that qualify for hedge accounting are classified as a hedge of the variability of cash flows to be received or paid related to a recognized asset, liability or forecasted transaction. Changes in the fair value of a derivative that is highly effective and designated as a cash flow hedge are recognized in accumulated other comprehensive (loss) income until the

Notes to Consolidated Financial Statements (Continued)
UniFirst Corporation and Subsidiaries

hedged item or forecasted transaction is recognized in earnings. The Company performs an assessment at the inception of the hedge and on a quarterly basis thereafter, to determine whether its derivatives are highly effective in offsetting changes in the value of the hedged items. Any changes in the fair value resulting from hedge ineffectiveness are immediately recognized as income or expense.

In January 2015, the Company entered into sixteen forward contracts to exchange Canadian dollars (“CAD”) for U.S. dollars at fixed exchange rates in order to manage its exposure related to certain forecasted CAD denominated sales of one of its subsidiaries. The hedged transactions are specified as the first amount of CAD denominated revenues invoiced by one of the Company’s domestic subsidiaries each fiscal quarter, beginning in the third fiscal quarter of fiscal 2015 and continuing through the second fiscal quarter of the fiscal year ended August 31, 2019. In total, the Company will sell approximately 31.0 million CAD at an average Canadian-dollar exchange rate of 0.7825 over these quarterly periods. The Company concluded that the forward contracts met the criteria to qualify as a cash flow hedge under US GAAP. Accordingly, the Company has reflected all changes in the fair value of the forward contracts in accumulated other comprehensive loss, a component of shareholders’ equity. Upon the maturity of each foreign exchange forward contract, the gain or loss on the contract will be recorded as an adjustment to revenues.

As of August 26, 2017, the Company had forward contracts with a notional value of approximately 9.6 million CAD outstanding and recorded the fair value of the contracts of $0.2 million in other current liabilities with a corresponding loss in accumulated other comprehensive loss of $0.1 million, which was recorded net of tax. For the fiscal year ended August 26, 2017, the Company reclassified $0.2 million from accumulated other comprehensive loss to revenue, related to the derivative financial instruments. The loss in accumulated other comprehensive loss as of August 26, 2017 is expected to be reclassified to revenues prior to its maturity on February 22, 2019.

7. Employee Benefit Plans

Defined Contribution Retirement Savings Plan

The Company has a defined contribution retirement savings plan with a 401(k) feature for all eligible U.S. and Canadian employees not under collective bargaining agreements. The Company matches a portion of the employee’s contribution and may make an additional contribution at its discretion. Contributions charged to expense under the plan for fiscal 2017, 2016 and 2015 were $15.0 million, $13.8 million and $15.8 million, respectively.

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

The Company maintains an unfunded Supplemental Executive Retirement Plan (“SERP”) for certain eligible employees of the Company. The benefits are based on the employee’s compensation upon retirement. The amount charged to expense related to this plan amounted to approximately $2.5 million, $2.4 million and $2.8 million for fiscal 2017, 2016 and 2015, respectively.

The Company maintains a non-contributory defined benefit pension plan (“UniFirst Plan”) covering union employees at one of its locations. The benefits are based on years of service. The UniFirst Plan assets are invested in a Guaranteed Deposit Account (“GDA”) that is maintained and operated by Prudential Retirement Insurance and Annuity Company (“PRIAC”). All assets are merged with the general assets of PRIAC and are invested predominantly in privately placed securities and mortgages. At the beginning of each calendar year, PRIAC notifies the Company of the annual rates of interest which will be applied to the amounts held in the Guaranteed Deposit Account during the next calendar year. In determining the interest rate to be applied, PRIAC considers the investment performance of the underlying assets of the prior year; however, regardless of the investment

Notes to Consolidated Financial Statements (Continued)
UniFirst Corporation and Subsidiaries

performance the annual interest rate applied per the contract must be a minimum of 3.25%. The amount charged to expense related to this plan amounted to approximately $0.5 million for fiscal 2017 and $0.4 million for both fiscal 2016 and 2015.
 In connection with one of the Company’s acquisitions, the Company assumed liabilities related to a frozen pension plan covering many of the acquired Company’s former employees (“Textilease Plan”). The pension benefits are based on years of service and the employee’s compensation. The Textilease Plan assets are held in a separate GDA with PRIAC; however the minimum interest rate per the Textilease Plan contract is 1.5%. The amount charged to expense related to this plan amounted to approximately $0.2 million for both fiscal 2017 and 2016 and $0.3 million for fiscal 2015.

The Company refers to its UniFirst Plan and Textilease Plan collectively as its “Pension Plans”.

The components of net periodic benefit cost related to the Company’s Pension Plans and SERP for fiscal 2017, 2016 and 2015 were as follows (in thousands):

	Pension Plans			SERP
	2017	2016	2015	2017	2016	2015
Service cost	$271	$204	$192	$785	$819	$821
Interest cost	244	307	294	1,003	984	1,133
Expected return on assets	(189)	(177)	(182)	—	—	—
Amortization of prior service cost	83	84	62	56	368	368
Amortization of unrecognized loss	149	105	152	653	274	461
Other events	125	43	174	—	—	—
Net periodic benefit cost	$683	$566	$692	$2,497	$2,445	$2,783

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

Notes to Consolidated Financial Statements (Continued)
UniFirst Corporation and Subsidiaries

The Company’s obligations and funded status related to its Pension Plans and SERP as of August 26, 2017 and August 27, 2016 were as follows (in thousands):

	Pension Plans		SERP
	2017	2016	2017	2016
Change in benefit obligation:
Projected benefit obligation, beginning of year	$9,000	$8,479	$30,696	$23,755
Service cost	271	204	785	819
Interest cost	244	307	1,003	984
Actuarial (gain) loss	(441)	506	(3,130)	5,568
Benefits paid	(326)	(370)	(553)	(430)
Settlements	(366)	(126)	—	—
Projected benefit obligation, end of year	$8,382	$9,000	$28,801	$30,696

Change in plan assets:
Fair value of plan assets, beginning of year	$4,753	$4,757	$—	$—
Actual return on plan assets	63	71	—	—
Employer contributions	973	420	—	—
Benefits paid	(326)	(370)	—	—
Settlements	(366)	(125)	—	—
Fair value of plan assets, end of year	$5,097	$4,753	$—	$—

Funded status (net amount recognized):	$(3,285)	$(4,247)	$(28,801)	$(30,696)

As of August 26, 2017 and August 27, 2016, the accumulated benefit obligations for the Company’s Pension Plans were $8.3 million and $8.9 million, respectively. As of August 26, 2017 and August 27, 2016, the accumulated benefit obligations for the Company’s SERP were $22.3 million and $30.7 million, respectively.

The amounts recorded on the Consolidated Balance Sheet for the Company’s Pension Plans and SERP as of August 26, 2017 and August 27, 2016 were as follows (in thousands):

	Pension Plans		SERP
	2017	2016	2017	2016
Deferred tax assets	$860	$1,119	$2,568	$4,046
Accrued liabilities	$3,285	$4,247	$28,801	$30,696
Accumulated other comprehensive loss	$(1,374)	$(1,788)	$(4,102)	$(6,463)

As of August 26, 2017 and August 27, 2016, the amounts recognized in accumulated other comprehensive loss for the Company’s Pension Plans and SERP (in thousands):

	Pension Plans		SERP
	2017	2016	2017	2016
Net actuarial loss	$(1,134)	$(1,497)	$(4,102)	$(6,429)
Unrecognized prior service cost	(240)	(291)	—	(34)
Accumulated other comprehensive loss	$(1,374)	$(1,788)	$(4,102)	$(6,463)

Notes to Consolidated Financial Statements (Continued)
UniFirst Corporation and Subsidiaries

The weighted average assumptions used in calculating the Company’s projected benefit obligation as of August 26, 2017 and August 27, 2016, were as follows:

	Pension Plans		SERP
	2017	2016	2017	2016
Discount rate	3.2%	2.9%	3.6%	3.3%
Rate of compensation increase	N/A	N/A	5.0%	5.0%

The weighted average assumptions used in calculating the Company’s net periodic service cost for the years ended August 26, 2017, August 27, 2016 and August 29, 2015, were as follows:

	Pension Plans			SERP
	2017	2016	2015	2017	2016	2015
Discount rate	2.9%	3.8%	3.6%	3.3%	4.2%	3.8%
Expected return on plan assets	3.9%	3.9%	3.9%	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	5.0%	5.0%	5.0%

 The following benefit payments, which reflect expected future service, that are expected to be paid for the five fiscal years subsequent to August 26, 2017 and thereafter are as follows (in thousands):

	Pension Plans	SERP
2018	$896	$1,049
2019	732	1,051
2020	566	1,113
2021	396	1,325
2022	572	1,326
Thereafter	5,220	22,937
Total benefit payments	$8,382	$28,801

8. Goodwill and Other Intangible Assets

As discussed in Note 2, “Acquisitions”, when the Company acquires a business the amount assigned to the tangible assets and liabilities and intangible assets acquired is based on their respective fair values determined as of the acquisition date. The excess of the purchase price over the tangible assets and liabilities and intangible assets is recorded as goodwill. The following details the changes in the Company’s intangible assets and goodwill related to the Company’s acquisitions for the years ended August 26, 2017 and August 27, 2016 as well as the respective periods over which the assets will be amortized (in thousands, except weighted average life in years). These amounts include additional payments associated with prior year acquisitions as well as changes to acquisition purchase allocations that had not been finalized as of the end of the prior fiscal year:

Year ended	August 26, 2017	Weighted Average Life in Years	August 27, 2016	Weighted Average Life in Years
Goodwill	$55,302	N/A	$7,481	N/A
Customer contracts	43,369	14.5	6,088	14.8
Other intangible assets	2,779	4.7	670	5.3

Total intangible assets and goodwill acquired	$101,450		$14,239

Notes to Consolidated Financial Statements (Continued)
UniFirst Corporation and Subsidiaries

The Company does not amortize goodwill, but it is reviewed annually or more frequently if certain indicators arise, for impairment. There were no impairment losses related to goodwill or intangible assets during the years ended August 26, 2017, August 27, 2016 or August 29, 2015.

The changes in the carrying amount of goodwill are as follows (in thousands):

Balance as of August 29, 2015	$313,133
Goodwill recorded during the period	7,481
Other	27

Balance as of August 27, 2016	$320,641
Goodwill recorded during the period	55,302
Other	167

Balance as of August 26, 2017	$376,110

As of August 26, 2017, the Company has allocated $371.4 million, $4.1 million and $0.6 million of goodwill to its US and Canadian Rental and Cleaning, Specialty Garments and First Aid segments, respectively.

Intangible assets, net in the Company’s accompanying Consolidated Balance Sheets are as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
August 26, 2017
Customer contracts	$208,711	$141,226	$67,485
Other intangible assets	34,249	29,990	4,259
	$242,960	$171,216	$71,744
August 27, 2016
Customer contracts	$165,405	$129,551	$35,854
Other intangible assets	31,382	28,572	2,810
	$196,787	$158,123	$38,664

Estimated amortization expense for the five fiscal years subsequent to August 26, 2017 and thereafter, based on intangible assets, net as of August 26, 2017 is as follows (in thousands):

2018	12,652
2019	9,701
2020	8,319
2021	6,873
2022	5,362
Thereafter	28,837
Total estimated amortization expense	$71,744

9. Accrued Liabilities

Accrued liabilities in the accompanying Consolidated Balance Sheet consists of the following (in thousands):

	August 26, 2017	August 27, 2016
Current liabilities:
Payroll and benefit related	$52,037	$47,423
Insurance related	29,318	25,612
Environmental related	9,126	9,500
Asset retirement obligations	559	1,275
Other	21,196	16,972
Total current liabilities	$112,236	$100,782
Long-term liabilities:
Benefit related	$31,037	$33,966
Environmental related	16,293	17,247
Asset retirement obligations	12,841	11,757
Insurance related	46,565	41,951
Total long-term liabilities	$106,736	$104,921

Total accrued liabilities	$218,972	$205,703

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

The Company recognized as a liability the present value of the estimated future costs to decommission its nuclear laundry facilities. The estimated liability is based on historical experience in decommissioning nuclear laundry facilities, estimated useful lives of the underlying assets, external vendor estimates as to the cost to decommission these assets in the future, and federal and state regulatory requirements. The estimated current costs have been adjusted for the estimated impact of inflation at 3% per year. The liability has been discounted using credit-adjusted risk-free rates that range from approximately 7.0% to 7.5% over one to twenty-seven years. Revisions to the liability could occur due to changes in the Company’s estimated useful lives of the underlying assets, estimated dates of decommissioning, changes in decommissioning costs, changes in federal or state regulatory guidance on the decommissioning of such facilities, or other changes in estimates. Changes due to revised estimates will be recognized by adjusting the carrying amount of the liability and the related long-lived asset if the assets are still in service, or charged to expense in the period if the assets are no longer in service.

A rollforward of the Company’s asset retirement liability is as follows for fiscal 2017 and 2016 (in thousands):

	August 26, 2017	August 27, 2016
Beginning balance	$13,032	$12,381
Accretion expense	853	826
Effect of exchange rate changes	230	(69)
Asset retirement liabilities settled	—	(500)
Change in estimate	(715)	394
Ending balance	$13,400	$13,032

Notes to Consolidated Financial Statements (Continued)
UniFirst Corporation and Subsidiaries

The Company’s asset retirement obligations are included in current and long-term accrued liabilities in the accompanying Consolidated Balance Sheet.

11. Commitments and Contingencies

Lease Commitments

The Company leases certain buildings and equipment from independent parties. Total rent expense on all leases was $13.6 million, $10.1 million and $9.8 million for the fiscal 2017, 2016 and 2015, respectively. Annual minimum lease commitments for the five fiscal years subsequent to August 26, 2017 and thereafter are as follows (in thousands):

2018	11,153
2019	9,500
2020	8,344
2021	7,191
2022	3,882
Thereafter	4,434
Total lease commitments	$44,504

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

The Company has accrued certain costs related to the sites described above as it has been determined that the costs are probable and can be reasonably estimated. The Company has potential exposure related to a parcel of land (the "Central Area") related to the Woburn, Massachusetts site mentioned above. Currently, the consent decree for the Woburn site does not define or require any remediation work in the Central Area. The United States Environmental Protection Agency (the "EPA") has provided the

Notes to Consolidated Financial Statements (Continued)
UniFirst Corporation and Subsidiaries

Company and other signatories to the consent decree with comments on the design and implementation of groundwater and soil remedies at the Woburn site and investigation of environmental conditions in the Central Area. The Company, and other signatories, have implemented and proposed to do additional work at the Woburn site but many of the EPA’s comments remain to be resolved. The Company has accrued costs to perform certain work responsive to EPA's comments. The Company has implemented mitigation measures and continues to monitor environmental conditions at the Somerville, Massachusetts site. In addition, the Company has received demands from the local transit authority for reimbursement of certain costs associated with its construction of a new municipal transit station in the area of the Company’s Somerville site. This station is part of a planned extension of the transit system. Due to cost projections of the extension which substantially exceeded original estimates, the local transit authority had placed the extension on hold pending its redesign and receipt of related state and federal approvals and funding increases. It is now proceeding with the bidding process. The Company has reserved for costs in connection with this matter; however, in light of the uncertainties associated with this matter, these costs and the related reserve may change. The Company has also received notice that the Massachusetts Department of Environmental Protection is conducting an audit of the Company’s investigation and remediation work with respect to the Somerville site.

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

There is usually a range of reasonable estimates of the costs associated with each site. In accordance with US GAAP, the Company’s accruals reflect the amount within the range that it believes is the best estimate or the low end of a range of estimates if no point within the range is a better estimate. Where it believes that both the amount of a particular liability and the timing of the payments are reliably determinable, the Company adjusts the cost in current dollars using a rate of 3% for inflation until the time of expected payment and discounts the cost to present value using current risk-free interest rates. As of August 26, 2017, the risk-free interest rates utilized by the Company ranged from 2.2% to 2.8%.

For environmental liabilities that have been discounted, the Company includes interest accretion, based on the effective interest method, in selling and administrative expenses on the accompanying Consolidated Statements of Income. The changes to the Company’s environmental liabilities for fiscal 2017 and 2016 were as follows (in thousands):

Year ended	August 26, 2017	August 27, 2016
Beginning balance	$26,748	$23,307
Costs incurred for which reserves have been provided	(1,559)	(1,417)
Insurance proceeds	116	101
Interest accretion	600	669
Changes in discount rates	(1,027)	1,348
Revisions in estimates	541	2,740

Ending balance	$25,419	$26,748

Notes to Consolidated Financial Statements (Continued)
UniFirst Corporation and Subsidiaries

Anticipated payments and insurance proceeds of currently identified environmental remediation liabilities as of August 26, 2017, for the next five fiscal years and thereafter, as measured in current dollars, are reflected below.

(In thousands)	2018	2019	2020	2021	2022	Thereafter	Total
Estimated costs – current dollars	$9,285	$1,880	$1,477	$1,305	$1,157	$12,305	$27,409

Estimated insurance proceeds	(159)	(173)	(159)	(173)	(159)	(993)	(1,816)

Net anticipated costs	$9,126	$1,707	$1,318	$1,132	$998	$11,312	$25,593

Effect of inflation							7,277
Effect of discounting							(7,451)

Balance as of August 26, 2017							$25,419

Estimated insurance proceeds are primarily received from an annuity received as part of a legal settlement with an insurance company. Annual proceeds of approximately $0.3 million are deposited into an escrow account which funds remediation and monitoring costs for three sites related to former operations in Williamstown, Vermont. Annual proceeds received but not expended in the current year accumulate in this account and may be used in future years for costs related to this site through the year 2027. As of August 26, 2017, the balance in this escrow account, which is held in a trust and is not recorded in the Company’s accompanying Consolidated Balance Sheet, was approximately $3.7 million. Also included in estimated insurance proceeds are amounts the Company is entitled to receive pursuant to legal settlements as reimbursements from three insurance companies for estimated costs at the site in Uvalde, Texas.

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

Other Contingent Liabilities

As security for certain agreements with the NRC and various state agencies related to the nuclear operations (see above) and certain insurance programs, the Company had standby irrevocable bank commercial letters of credit of $66.2 million and $53.0 million outstanding as of August 26, 2017 and August 27, 2016, respectively.

12. Share-based Compensation

The Company adopted a stock incentive plan (the “1996 Plan”) in November 1996 and reserved 1,500,000 shares of Common Stock for issuance under the 1996 Plan. The 1996 Plan provided for the issuance of stock options and stock appreciation rights (collectively referred to as “Share-Based Awards”). The Company ceased granting new awards under the 1996 Plan as of

Notes to Consolidated Financial Statements (Continued)
UniFirst Corporation and Subsidiaries

January 21, 2011, and the 1996 Plan expired in accordance with its terms on January 8, 2012. The Company adopted a stock incentive plan (the “2010 Plan”) in October 2010 and reserved 600,000 shares of Common Stock for issuance under the 2010 Plan. The 2010 Plan replaced the Company’s 1996 Plan. The 2010 Plan permits the award of incentive and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock, performance shares, dividend equivalent rights and cash-based awards.  No awards may be made under the 2010 Plan after January 11, 2021. On October 27, 2014, the Board of Directors, subject to the approval of the Company’s shareholders, which was received at the 2015 annual meeting of shareholders, adopted an amendment to the 2010 Plan to, among other matters, reserve for issuance an additional 750,000 shares and extend to 2025 the time period awards may be granted under the 2010 Plan. As of August 26, 2017, the number of remaining shares available for future grants under the 2010 Plan was 694,870. Share-based compensation, which includes expense related to Share-Based Awards and unrestricted and restricted stock grants, has been recorded in the accompanying Consolidated Statements of Income in selling and administrative expenses.

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

In fiscal 2017, 2016 and 2015, a total of 735, 885 and 1,096 shares of fully vested unrestricted stock, respectively, were granted to certain non-employee Directors of the Company. Accordingly, compensation expense related to the 2017, 2016 and 2015 unrestricted stock was recognized on the date of grant.

In fiscal 2017, 2016 and 2015, the Company granted a total of 4,940, 6,675 and 4,875 stock appreciation rights, respectively, under the 2010 Plan to the Company’s non-employee Directors. Such stock appreciation rights were fully vested upon grant, expire on the earlier of the eighth anniversary of the grant date or the second anniversary of the date that the Director ceases to be a member of the Board of Directors and must be settled in stock at the time of exercise. Accordingly, compensation expense related to the stock appreciation rights was recognized on the date of grant.

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

On April 21, 2016, the Company entered into a Restricted Stock Award Agreement (the “Award Agreement”) with Mr. Croatti pursuant to which the Company granted 140,000 shares (the “Performance Restricted Shares”) of restricted Common Stock to Mr. Croatti. The number of Performance Restricted Shares earned under the Award Agreement depends on whether and the extent to which the Company achieves certain consolidated revenues and adjusted operating margins as set forth in the Award Agreement during certain performance periods set forth in such agreement, including performance periods relating to the second half of fiscal year 2016 and fiscal years 2017 and 2018 (collectively, the “Performance Criteria”). The threshold, target and maximum numbers of Performance Restricted Shares eligible to be earned under the Award Agreement were 100,000, 120,000 and 140,000, respectively. The Performance Restricted Shares earned upon achievement of the Performance Criteria vested in two equal amounts on the third and fourth anniversaries of the grant date provided that Mr. Croatti continued to be employed by the Company on each such date. Upon Mr. Croatti’s death, all of the Performance Restricted Shares that had been or will be earned upon achievement of the Performance Criteria through the end of fiscal 2017 became fully vested.

Upon the death of Mr. Croatti in the third quarter of fiscal 2017, 46,666 Performance Restricted Shares of Common Stock were forfeited and 46,667 Restricted Shares of Class B Common Stock earned in the performance period for the second half of fiscal 2016 became immediately vested. Additionally, the remaining 24,334 and 22,333 Restricted Shares of Class B Common Stock and Common Stock, respectively, were earned in the performance period for fiscal 2017. During fiscal 2017, the Company recognized expense on the Award Agreement of $8.8 million, of which $5.4 million was due to the accelerated vesting upon Mr. Croatti's death.

Notes to Consolidated Financial Statements (Continued)
UniFirst Corporation and Subsidiaries

The fair value of the Performance Restricted Shares was the closing price on April 21, 2016, which was $111.13.

As of August 26, 2017, the total compensation cost not yet recognized related to non-vested Share-Based Awards was approximately $6.7 million. The weighted average period over which compensation cost for Share-Based Awards will be recognized is 2.1 years.

The fair value of each Share-Based Award is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used:

Fiscal year ended August	2017	2016	2015
Risk-free interest rate	1.58%	1.76%	1.92%
Expected dividend yield	0.21%	0.25%	0.27%
Expected life in years	7.43	7.40	7.44
Expected volatility	24.0%	29.3%	32.2%

The weighted average fair values of Share-Based Awards granted during fiscal years 2017, 2016 and 2015 were $34.74, $35.81 and $40.06, respectively.

The following table summarizes the Share-Based Award activity for fiscal 2017:

	Number of Shares	Weighted Average Exercise Price
Outstanding, August 27, 2016	610,691	$83.17

Granted	100,340	119.83
Exercised	(102,225)	50.33
Forfeited	(8,200)	76.14

Outstanding, August 26, 2017	600,606	$94.98

Exercisable, August 26, 2017	116,456	$72.13

13. Shareholders’ Equity

The Company has two classes of common stock: Common Stock and Class B Common Stock. Each share of Common Stock is entitled to one vote, is freely transferable, and is entitled to a cash dividend equal to 125% of any cash dividend paid on each share of Class B Common Stock. Each share of Class B Common Stock is entitled to ten votes and can be converted to Common Stock on a share-for-share basis. However, until converted to Common Stock, shares of Class B Common Stock are not freely transferable. For the year ended August 26, 2017, 34,000 shares of Class B Common Stock were converted to Common Stock.

Notes to Consolidated Financial Statements (Continued)
UniFirst Corporation and Subsidiaries

14. Accumulated Other Comprehensive Loss

The changes in each component of accumulated other comprehensive loss for fiscal 2017 and 2016 are as follows (in thousands):

	Foreign Currency Translation	Pension- related (1)	Derivative Financial Instruments (1)	Total Accumulated Other Comprehensive Loss
Balance as of August 29, 2015	$(20,423)	$(4,719)	$729	$(24,413)
Change during the year	(391)	(3,532)	(613)	(4,536)

Balance as of August 27, 2016	(20,814)	(8,251)	116	(28,949)
Change during the year	4,882	2,774	(225)	7,431

Balance as of August 26, 2017	$(15,932)	$(5,477)	$(109)	$(21,518)

(1)	Amounts are shown net of tax

Amounts reclassified from accumulated other comprehensive loss, net of tax, for fiscal 2017 and 2016 were as follows (in thousands):

	Year Ended August 26, 2017	Year Ended August 27, 2016
Pension benefit liabilities, net:
Actuarial (gain) losses (a)	$(82)	43
Total, net of tax	(82)	43
Derivative financial instruments, net:
Forward contracts (b)	(180)	(215)
Total, net of tax	(180)	(215)
Total amounts reclassified, net of tax	(262)	(172)

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

Notes to Consolidated Financial Statements (Continued)
UniFirst Corporation and Subsidiaries

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

The Company refers to the US and Canadian Rental and Cleaning, MFG, and Corporate reporting segments combined as its “Core Laundry Operations,” which is included as a subtotal in the following tables (in thousands):

Notes to Consolidated Financial Statements (Continued)
UniFirst Corporation and Subsidiaries

As of and for the year ended August 26, 2017	US and Canadian Rental and Cleaning	MFG	Net Interco MFG Elim	Corporate	Subtotal Core Laundry Operations	Specialty Garments	First Aid	Total

Revenues	$1,415,423	$206,572	$(206,316)	$26,470	$1,442,149	$98,024	$50,785	$1,590,958

Income (loss) from operations	$200,585	$76,115	$(3,415)	$(176,978)	$96,307	$9,018	$4,958	$110,283

Interest income, net	$(3,371)	$—	$—	$(898)	$(4,269)		$—	$(4,269)

Income (loss) before taxes	$204,108	$75,738	$(3,415)	$(175,595)	$100,836	$9,329	$4,958	$115,123

Depreciation and amortization	$59,899	$2,185	$—	$20,866	$82,950	$4,429	$1,500	$88,879

Capital expenditures	$104,984	$1,079	$—	$—	$106,063	$1,737	$754	$108,554

Total assets	$1,667,540	$34,045	$—	$—	$1,701,585	$87,767	$29,776	$1,819,128

As of and for the year ended August 27, 2016	US and Canadian Rental and Cleaning	MFG	Net Interco MFG Elim	Corporate	Subtotal Core Laundry Operations	Specialty Garments	First Aid	Total

Revenues	$1,308,152	$189,154	$(188,904)	$20,973	$1,329,375	$91,257	$47,414	$1,468,046

Income (loss) from operations	$201,148	$67,385	$(711)	$(81,748)	$186,074	$10,204	$4,882	$201,160

Interest (income) expense, net	$(3,252)	$—	$—	$709	$(2,543)	$—	$—	$(2,543)

Income (loss) before taxes	$204,433	$67,407	$(711)	$(82,714)	$188,415	$10,074	$4,882	$203,371

Depreciation and amortization	$57,062	$2,073	$—	$16,918	$76,053	$4,332	$1,227	$81,612

Capital expenditures	$91,384	$1,598	$—	$—	$92,982	$4,682	$571	$98,235

Total assets	$1,567,943	$32,556	$—	$—	$1,600,499	$77,728	$23,780	$1,702,007

Notes to Consolidated Financial Statements (Continued)
UniFirst Corporation and Subsidiaries

As of and for the year ended August 29, 2015	US and Canadian Rental and Cleaning	MFG	Net Interco MFG Elim	Corporate	Subtotal Core Laundry Operations	Specialty Garments	First Aid	Total

Revenues	$1,305,240	$192,188	$(192,188)	$17,088	$1,322,328	$87,513	$46,764	$1,456,605

Income (loss) from operations	$219,430	$66,190	$(733)	$(97,301)	$187,586	$7,355	$5,443	$200,384

Interest (income) expense, net	$(3,189)	$—	$—	$752	$(2,437)	$—	$—	$(2,437)

Income (loss) before taxes	$222,657	$66,355	$(733)	$(98,418)	$189,861	$5,964	$5,443	$201,268

Depreciation and amortization	$53,811	$1,536	$—	$16,393	$71,740	$4,331	$1,042	$77,113

Capital expenditures	$93,842	$2,618	$—	$—	$96,460	$3,820	$883	$101,163

Total assets	$1,401,346	$34,075	$—	$—	$1,435,421	$74,449	$23,367	$1,533,237

The Company’s long-lived assets as of August 26, 2017 and August 27, 2016 and revenues and income before income taxes for the years ended August 26, 2017, August 27, 2016 and August 29, 2015 were attributed to the following countries (in thousands):

Long-lived assets as of:	August 26, 2017	August 27, 2016
United States	$959,647	$880,666
Europe, Canada, Mexico and Nicaragua (1)	45,255	43,727
Total	$1,004,902	$924,393

Revenues for the year ended:	August 26, 2017	August 27, 2016	August 29, 2015
United States	$1,472,432	$1,352,101	$1,333,864
Europe and Canada (1)	118,526	115,945	122,741
Total	$1,590,958	$1,468,046	$1,456,605

Income before income taxes for the year ended:	August 26, 2017	August 27, 2016	August 29, 2015
United States	$109,741	$197,441	$188,704
Europe, Canada, Mexico and Nicaragua (1)	5,382	5,930	12,564
Total	$115,123	$203,371	$201,268

(1)No country accounts for greater than 10% of total long-lived assets, revenues or income before income taxes

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

UniFirst Corporation

We have audited the accompanying consolidated balance sheets of UniFirst Corporation and subsidiaries (the “Company”) as of August 26, 2017 and August 27, 2016, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended August 26, 2017. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of UniFirst Corporation and subsidiaries at August 26, 2017 and August 27, 2016, and the consolidated results of their operations and their cash flows for each of the three years in the period ended August 26, 2017, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), UniFirst Corporation’s internal control over financial reporting as of August 26, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated October 25, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

October 25, 2017

Quarterly Financial Data (Unaudited)

The following is a summary of the results of operations for each of the quarters within the years ended August 26, 2017 and August 27, 2016. This quarterly financial information was prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission; however, the Company believes that the information furnished reflects all adjustments (consisting only of normal recurring adjustments) which were, in the opinion of management, necessary for a fair statement of results in the interim periods. This summary should be read in conjunction with these Consolidated Financial Statements and notes to Consolidated Financial Statements.

(In thousands, except per share data) For the year ended August 26, 2017	First Quarter	Second Quarter	Third(1) Quarter	Fourth(2) Quarter
Revenues	$386,108	$391,427	$409,834	$403,589
Income (loss) before income taxes	46,064	37,374	39,362	(7,677)
Provision (benefit) for income taxes	17,850	14,858	15,000	(2,781)

Net income (loss)	$28,214	$22,516	$24,362	$(4,896)

Income (loss) per share – basic
Common Stock	$1.46	$1.17	$1.26	$(0.25)
Class B Common Stock	$1.17	$0.93	$1.01	$(0.20)

Income (loss) per share – diluted
Common Stock	$1.38	$1.10	$1.19	$(0.24)

Income (loss) allocated to – basic
Common Stock	$22,342	$17,836	$19,307	$(3,908)
Class B Common Stock	$5,668	$4,518	$4,883	$(978)

Income (loss) allocated to – diluted
Common Stock	$28,020	$22,362	$24,199	$(4,886)

Weighted average number of shares outstanding – basic
Common Stock	15,285	15,305	15,326	15,402
Class B Common Stock	4,847	4,846	4,846	4,818

Weighted average number of shares outstanding – diluted
Common Stock	20,249	20,263	20,279	20,220

(1)The Company's third quarter results include $5.4 million pre-tax loss compensation expense as a result of the accelerated vesting of certain shares upon the death of the Company's former Chief Executive Officer, Ronald Croatti. This loss translated into a $3.3 million net loss or $0.16 loss to the Company''s diluted earnings per share.

(2)The Company's fourth quarter results include an impairment charge of capitalized costs as part of its ongoing CRM systems project totaling $55.8 million pre-tax loss. This loss translated into a $34.1 million net loss or $1.68 loss to the Company’s diluted earnings per share.

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

(1)In the fourth fiscal quarter of 2016, operating results benefited from a settlement of environmental litigation that resulted in the Company recording a $15.9 million pre-tax gain. This gain translated into a $0.48 benefit to the Company’s diluted earnings per share.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended August 26, 2017 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

We have retained Ernst & Young LLP, an independent registered public accounting firm, to audit our Consolidated Financial Statements found in this Annual Report on Form 10-K for the year ended August 26, 2017. We have made available to Ernst & Young LLP all of our financial records and related data in connection with their audit of our Consolidated Financial Statements.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has assessed the effectiveness of our internal control over financial reporting as of August 26, 2017. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control—Integrated Framework (2013 Framework). Management concluded that based on its assessment, our internal control over financial reporting was effective as of August 26, 2017. The audited consolidated financial statements of the Company include the results of acquired Arrow UniForm. As permitted by the U.S. Securities and Exchange Commission, we excluded this acquisition from our assessment of the effectiveness of internal control over financial reporting as of August 26, 2017, since it was not practical for management to conduct an assessment of internal control over financial reporting for this entity between the acquisition date and the date of management's assessment. Excluded from our assessment of the effectiveness of internal control over financial reporting as of August 26, 2017 were total assets of less than 1% and approximately 3% of revenues for the year then ended.

The effectiveness of our internal control over financial reporting as of August 26, 2017 has been audited by Ernst & Young LLP, and a copy of its attestation report is included below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of

UniFirst Corporation

We have audited UniFirst Corporation and subsidiaries’ internal control over financial reporting as of August 26, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). UniFirst Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Arrow Uniform, which is included in the 2017 consolidated financial statements of UniFirst Corporation and constituted less than 1% of total assets as of August 26, 2017 and approximately 3% of revenues for the year then ended. Our audit of internal control over financial reporting of UniFirst Corporation also did not include an evaluation of the internal control over financial reporting of Arrow Uniform.

In our opinion, UniFirst Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of August 26, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of UniFirst Corporation and subsidiaries as of August 26, 2017 and August 27, 2016, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended August 26, 2017 of UniFirst Corporation and subsidiaries, and our report dated October 25, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Boston, Massachusetts

October 25, 2017

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

Information regarding our directors and executive officers required by this Item 10 will be included in our definitive Proxy Statement to be filed with the Securities and Exchange Commission for our 2018 Annual Meeting of Shareholders and is incorporated by reference into this Item 10. Certain information required by this Item 10 is set forth in Item 1 of this Annual Report on Form 10-K under the heading “Executive Officers”.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this Item 11 will be included in our definitive Proxy Statement to be filed with the Securities and Exchange Commission for our 2018 Annual Meeting of Shareholders and is incorporated by reference into this Item 11.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item 12 will be included in our definitive Proxy Statement to be filed with the Securities and Exchange Commission for our 2018 Annual Meeting of Shareholders and is incorporated by reference into this Item 12.

Information concerning our equity compensation plans contained in the table entitled “Equity Compensation Plan Information” set forth in Item 5 of this Annual Report on Form 10-K is incorporated by reference into this Item 12.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item 13 will be included in our definitive Proxy Statement to be filed with the Securities and Exchange Commission for our 2018 Annual Meeting of Shareholders and is incorporated by reference into this Item 13.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this Item 14 will be included in our definitive Proxy Statement to be filed with the Securities and Exchange Commission for our 2018 Annual Meeting of Shareholders and is incorporated by reference into this Item 14.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The financial statements listed below are filed as part of this report:

(1) and (2) FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES.

The financial statements listed below are included under Item 8 of this Annual Report on Form 10-K:

Consolidated statements of income for each of the three years in the period ended August 26, 2017

Consolidated statements of comprehensive income for each of the three years in the period ended August 26, 2017

Consolidated balance sheets as of August 26, 2017 and August 27, 2016

Consolidated statements of shareholders’ equity for each of the three years in the period ended August 26, 2017

Consolidated statements of cash flows for each of the three years in the period ended August 26, 2017

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

The items listed below are included under Item 9a of this Annual Report on Form 10-K

Management’s Report on Internal Control Over Financial Reporting

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The following additional schedule is filed herewith:

Schedule II — Valuation and qualifying accounts and reserves for each of the three years in the period ended August 26, 2017

UNIFIRST CORPORATION AND SUBSIDIARIES
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED
AUGUST 26, 2017 (IN THOUSANDS)

Description	Balance, Beginning of Period	Charged to Costs and Expenses	Charges for Which Reserves Were Created or Deductions	Balance, End of Period

Reserves for Accounts Receivable
For the year ended August 26, 2017	$7,675	$5,629	$(4,585)	$8,719

For the year ended August 27, 2016	$6,007	$6,375	$(4,707)	$7,675

For the year ended August 29, 2015	$5,114	$5,098	$(4,205)	$6,007

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

10.1
Form of UniFirst Corporation stock option award to non-employee directors under the Amended 1996 Stock Incentive Plan (incorporated by reference to Exhibit 10-E to the Company’s Annual Report on Form 10-K for the fiscal year ended August 27, 2004 filed with the Commission on November 12, 2004)

10.2
Form of UniFirst Corporation stock option award to executive officers under the Amended 1996 Stock Incentive Plan (incorporated by reference to Exhibit 10-F to the Company’s Annual Report on Form 10-K for the fiscal year ended August 27, 2004 filed with the Commission on November 12, 2004)

10.3
UniFirst Corporation Unfunded Supplemental Executive Retirement Plan as restated January 11, 2017 to incorporate and consolidate all previous amendments thereto (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on April 4, 2017)

10.4
Form of Restricted Stock Award Agreement under the UniFirst Corporation Amended 1996 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 the Company’s Quarterly Report on Form 10-Q filed with the Commission on April 9, 2009)

10.5
Amended and Restated Employment Agreement, dated as of April 21, 2016, by and between UniFirst Corporation and Ronald D. Croatti (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on April 22, 2016)

10.6
Restricted Stock Award Agreement, dated April 21, 2016, by and between UniFirst Corporation and Ronald D. Croatti (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Commission on April 22, 2016)

10.7	UniFirst Corporation Amended 1996 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the Commission on January 7, 2010)

10.8
Second Amendment to the UniFirst Corporation Amended 1996 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed with the Commission on January 7, 2010)

10.9
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

10.12	UniFirst Corporation 2010 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 14, 2011)

10.13
Form of Stock Appreciation Right Award Agreement for Company Employees under the UniFirst Corporation 2010 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on January 14, 2011)

10.14
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

10.18	UniFirst Corporation CEO Cash Incentive Bonus Plan, as amended (incorporated by reference to Appendix A to the Company’s Proxy Statement filed with the Commission on December 3, 2013)

10.19
Amendment to the UniFirst Corporation Unfunded Supplemental Retirement Plan dated as of December 23, 2008 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 23, 2008)

10.20
UniFirst Corporation Amended and Restated 2010 Stock Option and Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed with the Commission on December 2, 2014).

* 21	List of Subsidiaries

* 23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

* 31.1	Rule 13a-14(a)/15d-14(a) Certification of Steven S. Sintros

* 31.2	Rule 13a-14(a)/15d-14(a) Certification of Steven S. Sintros

** 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

** 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

* 101
The following materials from UniFirst Corporation’s Annual Report on Form 10-K for the year ended August 26, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements and (vii) Schedule II.

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UniFirst Corporation By: /s/ Steven S. Sintros Steven S. Sintros President, Chief Executive Officer and Chief Financial Officer

October 25, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE
/s/ Steven S. Sintros Steven S. Sintros	President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)	October 25, 2017

/s/ Cynthia Croatti Cynthia Croatti	Director	October 25, 2017

/s/Phillip L. Cohen Phillip L. Cohen	Director	October 25, 2017

/s/ Kathleen Camilli Kathleen Camilli	Director	October 25, 2017

/s/ Michael Iandoli Michael Iandoli	Director	October 25, 2017

/s/Thomas Postek Thomas S. Postek	Director	October 25, 2017

/s/Raymond Zemlin Raymond C. Zemlin	Director	October 25, 2017