Form 10-Q
period 2017-11-25
UNIFIRST CORP
filed 2018-01-04
CIK 717954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 25, 2017

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
Yes ☑     No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company" in Rule 12b-2 of the Exchange Act.
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
The number of outstanding shares of UniFirst Corporation Common Stock and Class B Common Stock at December 29, 2017 were 15,474,582 and 4,815,519, respectively.

UniFirst Corporation
Quarterly Report on Form 10-Q
For the Quarter ended November 25, 2017

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Consolidated Statements of Income
UniFirst Corporation and Subsidiaries
(Unaudited)

Thirteen weeks ended (In thousands, except per share data)	November 25, 2017	November 26, 2016

Revenues	$415,778	$386,108

Operating expenses:
Cost of revenues (1)	253,650	238,765
Selling and administrative expenses (1)	87,510	79,446
Depreciation and amortization	22,707	22,140
Total operating expenses	363,867	340,351

Income from operations	51,911	45,757

Other (income) expense:
Interest income, net	(1,276)	(801)
Other expense, net	154	494
Total other income, net	(1,122)	(307)

Income before income taxes	53,033	46,064
Provision for income taxes	18,827	17,850

Net income	$34,206	$28,214

Income per share – Basic:
Common Stock	$1.77	$1.46
Class B Common Stock	$1.42	$1.17

Income per share – Diluted:
Common Stock	$1.67	$1.38

Income allocated to – Basic:
Common Stock	$27,384	$22,342
Class B Common Stock	$6,822	$5,668

Income allocated to – Diluted:
Common Stock	$34,206	$28,020

Weighted average number of shares outstanding – Basic:
Common Stock	15,462	15,285
Class B Common Stock	4,816	4,847

Weighted average number of shares outstanding – Diluted:
Common Stock	20,434	20,249

Dividends per share:
Common Stock	$0.0375	$0.0375
Class B Common Stock	$0.0300	$0.0300
(1) Exclusive of depreciation on the Company’s property, plant and equipment and amortization on its intangible assets.
 The accompanying notes are an integral part of these
Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income
UniFirst Corporation and Subsidiaries
(Unaudited)

Thirteen weeks ended (In thousands)	November 25, 2017	November 26, 2016

Net income	$34,206	$28,214

Other comprehensive (loss) income:
Foreign currency translation adjustments	(2,013)	(5,129)
Change in fair value of derivatives, net of income taxes	82	324
Derivative financial instruments reclassified to earnings	4	(76)

Other comprehensive loss	(1,927)	(4,881)

Comprehensive income	$32,279	$23,333

The accompanying notes are an integral part of these
Consolidated Financial Statements.

Consolidated Balance Sheets
UniFirst Corporation and Subsidiaries
(Unaudited)

(In thousands, except share and par value data)	November 25, 2017	August 26, 2017

Assets
Current assets:
Cash, cash equivalents and short-term investments	$374,036	$349,752
Receivables, less reserves of $11,085 and $8,719	200,148	187,174
Inventories	81,972	79,068
Rental merchandise in service	151,354	151,340
Prepaid taxes	12,969	29,968
Prepaid expenses and other current assets	22,241	16,924
Total current assets	842,720	814,226

Property, plant and equipment, net of accumulated depreciation of $715,701 and $702,325	524,130	525,115
Goodwill	377,104	376,110
Customer contracts, net	65,225	67,485
Other intangible assets, net	4,231	4,259
Deferred income taxes	407	394
Other assets	31,013	31,539

Total assets	$1,844,830	$1,819,128

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$63,901	$64,691
Accrued liabilities	104,099	112,236
Accrued taxes	—	921
Total current liabilities	168,000	177,848

Accrued liabilities	107,481	106,736
Accrued and deferred income taxes	83,741	81,352

Total liabilities	359,222	365,936

Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred Stock, $1.00 par value; 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $0.10 par value; 30,000,000 shares authorized; 15,469,099 and 15,453,308 shares issued and outstanding as of November 25, 2017 and August 26, 2017, respectively	1,547	1,545
Class B Common Stock, $0.10 par value; 20,000,000 shares authorized; 4,815,519 shares issued and outstanding as of November 25, 2017 and August 26, 2017	482	482
Capital surplus	87,844	86,245
Retained earnings	1,419,180	1,386,438
Accumulated other comprehensive loss	(23,445)	(21,518)

Total shareholders’ equity	1,485,608	1,453,192

Total liabilities and shareholders’ equity	$1,844,830	$1,819,128

The accompanying notes are an integral part of these
Consolidated Financial Statements

Consolidated Statements of Cash Flows
UniFirst Corporation and Subsidiaries
(Unaudited)

Thirteen weeks ended (In thousands)	November 25, 2017	November 26, 2016
Cash flows from operating activities:
Net income	$34,206	$28,214
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	19,540	18,500
Amortization of intangible assets	3,167	3,640
Amortization of deferred financing costs	28	28
Share-based compensation	1,114	2,015
Accretion on environmental contingencies	173	150
Accretion on asset retirement obligations	240	205
Deferred income taxes	2,031	(746)
Changes in assets and liabilities, net of acquisitions:
Receivables, less reserves	(12,879)	(13,112)
Inventories	(2,882)	7,526
Rental merchandise in service	(82)	152
Prepaid expenses and other current assets and Other assets	(4,901)	9,288
Accounts payable	(1,092)	(1,113)
Accrued liabilities	(7,456)	(8,837)
Prepaid and accrued income taxes	16,420	17,589
Net cash provided by operating activities	47,627	63,499

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(2,671)	(120,391)
Capital expenditures	(19,033)	(18,233)
Other	318	281
Net cash used in investing activities	(21,386)	(138,343)

Cash flows from financing activities:
Proceeds from exercise of share-based awards, including excess tax benefits	267	929
Taxes withheld and paid related to net share settlement of equity awards	(522)	(566)
Payment of cash dividends	(726)	(724)
Net cash used in financing activities	(981)	(361)

Effect of exchange rate changes	(976)	(2,471)

Net increase (decrease) in cash, cash equivalents and short-term investments	24,284	(77,676)
Cash, cash equivalents and short-term investments at beginning of period	349,752	363,795

Cash, cash equivalents and short-term investments at end of period	$374,036	$286,119

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

It is suggested that these Consolidated Financial Statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 26, 2017. There have been no material changes in the accounting policies followed by the Company during the current fiscal year other than the adoption of recent accounting pronouncements discussed in Note 2. Results for an interim period are not indicative of any future interim periods or for an entire fiscal year.

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

In July 2015, the FASB issued updated guidance which changes the measurement principle for inventory from the lower of cost or market to the lower of cost or net realizable value. Subsequent measurement is unchanged for inventory measured using last-in, first-out or the retail inventory method. This guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016, and is to be applied prospectively, with early adoption permitted. Accordingly, the Company adopted this standard on August 27, 2017. The adoption of this guidance did not have a material impact on its financial statements.

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

In March 2016, the FASB issued updated guidance that simplifies several aspects of accounting for share-based payment transactions. This guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016 and, depending on the amendment, must be applied using a prospective transition method, retrospective transition method, modified retrospective transition method, prospectively and/or retroactively, with early adoption permitted. Accordingly, the Company adopted this standard on August 27, 2017. The adoption impact on the consolidated balance sheet as of November 25, 2017 was a cumulative-effect adjustment of $0.7 million, decreasing retained earnings and increasing capital surplus. The impact of the adoption on the consolidated statement of income was a decrease of $1.6 million in income taxes during the thirteen weeks ended November 25, 2017. As a result of the adoption of the updated guidance, our excess tax benefit is no longer included in our calculation of diluted shares under the treasury stock method, resulting in an increase of a nominal

UniFirst Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

amount of shares in the effect of dilutive securities for the thirteen weeks ended November 25, 2017. The election to recognize forfeitures of share-based awards as they occur resulted in an increase of $0.1 million in share-based compensation for the thirteen weeks ended November 25, 2017. Prior periods have not been adjusted.

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

3. Business Acquisitions

During the thirteen weeks ended November 25, 2017, the Company completed two business acquisitions with an aggregate purchase price of approximately $2.7 million. The results of operations of these acquisitions have been included in the Company’s consolidated financial results since their respective acquisition dates. These acquisitions were not significant in relation to the Company’s consolidated financial results and, therefore, pro-forma financial information has not been presented.

4. Fair Value Measurements

The assets or liabilities measured at fair value on a recurring basis are summarized in the tables below (in thousands):

	As of November 25, 2017
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents	$78,952	$—	$—	$78,952
Pension plan assets	—	5,048	—	5,048
Total assets at fair value	$78,952	$5,048	$—	$84,000
Liabilities:
Foreign currency forward contracts	$—	$36	$—	$36
Total liabilities at fair value	$—	$36	$—	$36

	As of August 26, 2017
	Level 1	Level 2		Level 3	Fair Value
Assets:
Cash equivalents	$81,253	$—		$—	$81,253
Pension plan assets	—	5,097		—	5,097
Total assets at fair value	$81,253	$5,097		$—	$86,350
Liabilities:
Foreign currency forward contracts	$—	$177		$—	$177
Total liabilities at fair value	$—	$177	1	$—	$177

The Company’s cash equivalents listed above represent money market securities and are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The Company does not adjust the quoted market price for such financial instruments.

UniFirst Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

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

The Company’s foreign currency forward contracts represent contracts the Company has entered into to exchange Canadian dollars for U.S. dollars at fixed exchange rates in order to manage its exposure related to certain forecasted Canadian dollar denominated sales of one of its subsidiaries. These contracts were included in other assets as of November 25, 2017. The fair value of the forward contracts is based on similar exchange traded derivatives and are, therefore, included within Level 2 of the fair value hierarchy.

5. Derivative Instruments and Hedging Activities

As of November 25, 2017, the Company had forward contracts with a notional value of approximately 8.3 million CAD outstanding and recorded nominal amounts for the fair value of the contracts in other current liabilities with a corresponding loss in accumulated other comprehensive loss, which was recorded net of tax. During the thirteen weeks ended November 25, 2017, the Company reclassified a nominal amount from accumulated other comprehensive loss to revenue, related to the derivative financial instruments. The loss in accumulated other comprehensive loss as of November 25, 2017 is expected to be reclassified to revenues prior to its maturity on February 22, 2019.

6. Employee Benefit Plans

Defined Contribution Retirement Savings Plan

The Company has a defined contribution retirement savings plan with a 401(k) feature for all eligible U.S and Canadian employees not under collective bargaining agreements. The Company matches a portion of the employee’s contribution and may make an additional contribution at its discretion. Contributions charged to expense under the plan for the thirteen weeks ended November 25, 2017 and November 26, 2016 were $4.1 million and $3.6 million, respectively.

Pension Plans and Supplemental Executive Retirement Plans

The Company maintains an unfunded Supplemental Executive Retirement Plan for certain eligible employees of the Company, a non-contributory defined benefit pension plan covering union employees at one of its locations, and a frozen pension plan the Company assumed in connection with its acquisition of Textilease Corporation in fiscal 2004. The amounts charged to expense related to these plans for the thirteen weeks ended November 25, 2017 and November 26, 2016 were $0.7 million and $0.9 million, respectively.

UniFirst Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

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

	Thirteen weeks ended
	November 25, 2017	November 26, 2016

Net income available to shareholders	$34,206	$28,214

Allocation of net income for Basic:
Common Stock	$27,384	$22,342
Class B Common Stock	6,822	5,668
Unvested participating shares	—	204
	$34,206	$28,214

Weighted average number of shares for Basic:
Common Stock	15,462	15,285
Class B Common Stock	4,816	4,847
Unvested participating shares	—	140
	20,278	20,272

Earnings per share for Basic:
Common Stock	$1.77	$1.46
Class B Common Stock	$1.42	$1.17

The Company is required to calculate diluted EPS for Common Stock using the more dilutive of the following two methods:

•	The treasury stock method; or

•	The two-class method assuming a participating security is not exercised or converted.

UniFirst Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

For the thirteen weeks ended November 25, 2017 and November 26, 2016, the Company’s diluted EPS assumes the conversion of all vested Class B Common Stock into Common Stock and uses the two-class method for its unvested participating shares. The following table sets forth the computation of diluted earnings per share of Common Stock for the thirteen weeks ended November 25, 2017 and November 26, 2016 (in thousands, except per share data):

	Thirteen weeks ended November 25, 2017			Thirteen weeks ended November 26, 2016
	Earnings to Common shareholders	Common Shares	EPS	Earnings to Common shareholders	Common Shares	EPS

As reported - Basic	$27,384	15,462	$1.77	$22,342	15,285	$1.46

Add: effect of dilutive potential common shares
Share-Based Awards	—	156		—	117
Class B Common Stock	6,822	4,816		5,668	4,847

Add: Undistributed earnings allocated to unvested participating shares	—	—		199	—

Less: Undistributed earnings reallocated to unvested participating shares	—	—		(189)	—

Diluted EPS – Common Stock	$34,206	20,434	$1.67	$28,020	20,249	$1.38

Share-based awards that would result in the issuance of 117 shares of Common Stock were excluded from the calculation of diluted earnings per share for the thirteen weeks ended November 25, 2017 because they were anti-dilutive. There were no share-based awards that were excluded from the calculation of diluted earnings per share for the thirteen weeks ended November 26, 2016 because they were anti-dilutive.

8. Inventories

Inventories are stated at the lower of cost or net realizable value, net of any reserve for excess and obsolete inventory. Work-in-process and finished goods inventories consist of materials, labor and manufacturing overhead. Judgments and estimates are used in determining the likelihood that new goods on hand can be sold to customers or used in rental operations. Historical inventory usage and current revenue trends are considered in estimating both excess and obsolete inventories. If actual product demand and market conditions are less favorable than those projected by management, additional inventory write-downs may be required. The Company uses the first-in, first-out (“FIFO”) method to value its inventories.

The components of inventory as of November 25, 2017 and August 26, 2017 were as follows (in thousands):

	November 25, 2017	August 26, 2017
Raw materials	$14,899	$18,468
Work in process	3,605	4,159
Finished goods	63,468	56,441
Total inventories	$81,972	$79,068

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

The changes in the carrying amount of goodwill are as follows (in thousands):

Balance as of August 26, 2017	$376,110
Goodwill recorded during the period	1,045
Other	(51)

Balance as of November 25, 2017	$377,104

Intangible assets, net in the Company’s accompanying Consolidated Balance Sheets are as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
November 25, 2017
Customer contracts	$209,221	$143,996	$65,225
Other intangible assets	34,584	30,353	4,231
	$243,805	$174,349	$69,456
August 26, 2017
Customer contracts	$208,711	$141,226	$67,485
Other intangible assets	34,249	29,990	4,259
	$242,960	$171,216	$71,744

10. Asset Retirement Obligations

The Company recognizes asset retirement obligations in the period in which they are incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Company continues to depreciate, on a straight-line basis, the amount added to property, plant and equipment and recognizes accretion expense in connection with the discounted liability over the various remaining lives which range from approximately one to twenty-six years.

A reconciliation of the Company’s asset retirement liability for the thirteen weeks ended November 25, 2017 was as follows (in thousands):

November 25, 2017
Beginning balance as of August 26, 2017	$13,400
Accretion expense	240
Effect of exchange rate changes	20
Change in estimate	(228)
Ending balance as of November 25, 2017	$13,432

Asset retirement obligations are included in current and long-term accrued liabilities in the accompanying Consolidated Balance Sheets.

UniFirst Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

11. Commitments and Contingencies

The Company and its operations are subject to various federal, state and local laws and regulations governing, among other things, air emissions, wastewater discharges, and the generation, handling, storage, transportation, treatment and disposal of hazardous wastes and other substances. In particular, industrial laundries currently use and must dispose of detergent waste water and other residues, and, in the past, used perchloroethylene and other dry cleaning solvents. The Company is attentive to the environmental concerns surrounding the disposal of these materials and has, through the years, taken measures to avoid their improper disposal. Over the years, the Company has settled, or contributed to the settlement of, actions or claims brought against the Company relating to the disposal of hazardous materials and there can be no assurance that the Company will not have to expend material amounts to remediate the consequences of any such disposal in the future.

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

Under environmental laws, an owner or lessee of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances located on, or in, or emanating from, such property, as well as related costs of investigation and property damage. Such laws often impose liability without regard to whether the owner or lessee knew of, or was responsible for the presence of such hazardous or toxic substances. There can be no assurances that acquired or leased locations have been operated in compliance with environmental laws and regulations or that future uses or conditions will not result in the imposition of liability upon the Company under such laws or expose the Company to third-party actions such as tort suits. The Company continues to address environmental conditions under terms of consent orders negotiated with the applicable environmental authorities or otherwise with respect to sites located in or related to Woburn, Massachusetts, Somerville, Massachusetts, Springfield, Massachusetts, Uvalde, Texas, Stockton, California, three sites related to former operations in Williamstown, Vermont, as well as sites located in Goldsboro, North Carolina, Wilmington, North Carolina, and Landover, Maryland.

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

There is usually a range of reasonable estimates of the costs associated with each site. In accordance with US GAAP, the Company’s accruals reflect the amount within the range that it believes is the best estimate or the low end of a range of estimates if no point within the range is a better estimate. Where it believes that both the amount of a particular liability and the timing of the payments are reliably determinable, the Company adjusts the cost in current dollars using a rate of 3% for inflation until the time of expected payment and discounts the cost to present value using current risk-free interest rates. As of November 25, 2017, the risk-free interest rates utilized by the Company ranged from 2.3% to 2.8%.

For environmental liabilities that have been discounted, the Company includes interest accretion, based on the effective interest method, in selling and administrative expenses on the Consolidated Statements of Income. The changes to the Company’s environmental liabilities for the thirteen weeks ended November 25, 2017 were as follows (in thousands):

November 25, 2017
Beginning balance as of August 26, 2017	$25,419
Costs incurred for which reserves had been provided	(235)
Insurance proceeds	41
Interest accretion	173
Change in discount rates	(37)

Balance as of November 25, 2017	$25,361

Anticipated payments and insurance proceeds of currently identified environmental remediation liabilities as of November 25, 2017, for the next five fiscal years and thereafter, as measured in current dollars, are reflected below.

(In thousands)	2018	2019	2020	2021	2022	Thereafter	Total
Estimated costs – current dollars	$9,050	$1,880	$1,477	$1,305	$1,157	$12,304	$27,173

Estimated insurance proceeds	(118)	(173)	(159)	(173)	(159)	(993)	(1,775)

Net anticipated costs	$8,932	$1,707	$1,318	$1,132	$998	$11,311	$25,398

Effect of inflation							7,450
Effect of discounting							(7,487)

Balance as of November 25, 2017							$25,361

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

UniFirst Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

As of November 25, 2017, the balance in this escrow account, which is held in a trust and is not recorded in the Company’s accompanying Consolidated Balance Sheet, was approximately $3.6 million. Also included in estimated insurance proceeds are amounts the Company is entitled to receive pursuant to legal settlements as reimbursements from three insurance companies for estimated costs at the site in Uvalde, Texas.

The Company’s nuclear garment decontamination facilities are licensed by the Nuclear Regulatory Commission (“NRC”), or, in certain cases, by the applicable state agency, and are subject to regulation by federal, state and local authorities. The Company also has nuclear garment decontamination facilities in the United Kingdom and the Netherlands. These facilities are licensed and regulated by the respective country’s applicable federal agency. In the past, scrutiny and regulation of nuclear facilities and related services have resulted in the suspension of operations at certain nuclear facilities served by the Company or disruptions in its ability to service such facilities.There can be no assurance that such regulation will not lead to material disruptions in the Company’s garment decontamination business.

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

12. Income Taxes

The Company’s effective income tax rate was 35.5% and 38.8% for the thirteen weeks ended November 25, 2017 and the thirteen weeks ended November 26, 2016 respectively. The rate for the thirteen weeks ended November 25, 2017 includes $1.6 million of discrete tax benefits related to the adoption of new accounting guidance during the first quarter of fiscal 2018 discussed in Note 2 that requires tax effects of exercised or vested awards to be treated as discrete items in the reporting period in which they occur. Prior to fiscal 2018, these excess tax benefits were recorded as increases to capital surplus in shareholders' equity.

The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense which is consistent with the recognition of these items in prior reporting periods. During the thirteen weeks ended November 25, 2017, there were no material changes in the amount of unrecognized tax benefits or the amount accrued for interest and penalties.

All U.S. and Canadian federal income tax statutes have lapsed for filings up to and including fiscal years 2012 and 2009, respectively, and the Company has concluded an audit of U.S. federal income taxes for 2010 and 2011. With a few exceptions, the Company is no longer subject to state and local income tax examinations for periods prior to fiscal 2013. The Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change significantly in the next 12 months.

On December 22, 2017, H.R.1, an Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018, also known as the Tax Cuts and Jobs Act, (the “Act”) was enacted, which, among other provisions, reduces the U.S. federal corporate income tax rate effective January 1, 2018 from its current 35% rate to a new 21% corporate rate and impose a one-time transition tax on assets held outside of the United States. The Company has not yet completed its evaluation of the impact of the changes in the tax bill but expects the net impact of these changes will be favorable to its financial results in future fiscal quarters.

13. Long-Term Debt

On April 11, 2016, the Company entered into an amended and restated $250 million unsecured revolving credit agreement (the “Credit Agreement”) with a syndicate of banks, which matures on April 11, 2021. Under the Credit Agreement, the Company is able to borrow funds at variable interest rates based on, at the Company’s election, the Eurodollar rate or a base rate, plus in each case a spread based on the Company’s consolidated funded debt ratio. Availability of credit requires compliance with certain financial and other covenants, including a maximum consolidated funded debt ratio and minimum consolidated interest coverage ratio as defined in the Credit Agreement. The Company tests its compliance with these financial covenants on a fiscal quarterly

UniFirst Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

basis. At November 25, 2017, the interest rates applicable to the Company’s borrowings under the Credit Agreement would be calculated as LIBOR plus 75 basis points at the time of the respective borrowing. As of November 25, 2017, the Company had no outstanding borrowings and had outstanding letters of credit amounting to $77.6 million, leaving $172.4 million available for borrowing under the Credit Agreement.

As of November 25, 2017, the Company was in compliance with all covenants under the Credit Agreement.

14. Accumulated Other Comprehensive (Loss) Income

The changes in each component of accumulated other comprehensive loss, net of tax, for the thirteen weeks ended November 25, 2017 and November 26, 2016 were as follows (in thousands):

	Thirteen weeks ended November 25, 2017
	Foreign Currency Translation	Pension- related (1)	Derivative Financial Instruments (1)	Total Accumulated Other Comprehensive (Loss) Income
Balance as of August 26, 2017	$(15,932)	$(5,477)	$(109)	$(21,518)

Other comprehensive (loss) income before reclassification	(2,013)	—	82	(1,931)
Amounts reclassified from accumulated other comprehensive (loss) income	—	—	4	4
Net current period other comprehensive (loss) income	(2,013)	—	86	(1,927)

Balance as of November 25, 2017	$(17,945)	$(5,477)	$(23)	$(23,445)

	Thirteen weeks ended November 26, 2016
	Foreign Currency Translation	Pension- related (1)	Derivative Financial Instruments (1)	Total Accumulated Other Comprehensive (Loss) Income
Balance as of August 27, 2016	$(20,814)	$(8,251)	$116	$(28,949)

Other comprehensive (loss) income before reclassification	(5,129)	—	324	(4,805)
Amounts reclassified from accumulated other comprehensive (loss) income	—	—	(76)	(76)
Net current period other comprehensive (loss) income	(5,129)	—	248	(4,881)

Balance as of November 26, 2016	$(25,943)	$(8,251)	$364	$(33,830)
(1)Amounts are shown net of tax

UniFirst Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Amounts reclassified from accumulated other comprehensive loss, net of tax, for the thirteen weeks ended November 25, 2017 and November 26, 2016 were as follows (in thousands):

	Thirteen weeks ended
	November 25, 2017	November 26, 2016
Derivative financial instruments, net:
Forward contracts (a)	$4	$(76)
Total, net of tax	4	(76)

Total amounts reclassified, net of tax	$4	$(76)
(a)Amounts included in revenues in the accompanying Consolidated Statements of Income.

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

UniFirst Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The Company refers to the US and Canadian Rental and Cleaning, MFG, and Corporate reporting segments combined as its “Core Laundry Operations,” which is included as a subtotal in the following tables (in thousands):

Thirteen weeks ended	US and Canadian Rental and Cleaning	MFG	Net Interco MFG Elim	Corporate	Subtotal Core Laundry Operations	Specialty Garments	First Aid	Total

November 25, 2017
Revenues	$365,518	$63,945	$(63,919)	$8,252	$373,796	$28,427	$13,555	$415,778

Income (loss) from operations	$54,798	$23,987	$(4,737)	$(27,690)	$46,358	$4,477	$1,076	$51,911

Interest (income) expense, net	$(949)	$—	$—	$(327)	$(1,276)	$—	$—	$(1,276)

Income (loss) before taxes	$55,764	$23,910	$(4,737)	$(27,333)	$47,604	$4,353	$1,076	$53,033

November 26, 2016
Revenues	$344,481	$48,862	$(48,804)	$7,304	$351,843	$22,356	$11,909	$386,108

Income (loss) from operations	$52,827	$18,207	$(939)	$(26,422)	$43,673	$1,151	$933	$45,757

Interest (income) expense, net	$(834)	$—	$—	$33	$(801)	$—	$—	$(801)

Income (loss) before taxes	$53,708	$18,222	$(939)	$(26,580)	$44,411	$720	$933	$46,064

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR FOR FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and any documents incorporated by reference contain forward looking statements within the meaning of the federal securities laws. Forward looking statements contained in this Quarterly Report on Form 10-Q and any documents incorporated by reference are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Forward looking statements may be identified by words such as “estimates,” “anticipates,” “projects,” “plans,” “expects,” “intends,” “believes,” “seeks,” “could,” “should,” “may,” “will,” or the negative versions thereof, and similar expressions and by the context in which they are used. Such forward looking statements are based upon our current expectations and speak only as of the date made. Such statements are highly dependent upon a variety of risks, uncertainties and other important factors that could cause actual results to differ materially from those reflected in such forward looking statements. Such factors include, but are not limited to, the performance and success of our new Chief Executive Officer, uncertainties caused by adverse economic conditions and their impact on our customers’ businesses and workforce levels, uncertainties regarding our ability to consummate and successfully integrate acquired businesses, our ability to maintain and grow Arrow Uniform’s customer base and enhance its operating margins, uncertainties regarding any existing or newly-discovered expenses and liabilities related to environmental compliance and remediation, any adverse outcome of pending or future contingencies or claims, our ability to compete successfully without any significant degradation in our margin rates, seasonal and quarterly fluctuations in business levels, our ability to preserve positive labor relationships and avoid becoming the target of corporate labor unionization campaigns that could disrupt our business, the effect of currency fluctuations on our results of operations and financial condition, our dependence on third parties to supply us with raw materials, any loss of key management or other personnel, increased costs as a result of any future changes in federal or state laws, rules and regulations or governmental interpretation of such laws, rules and regulations, the anticipated impact of recent U.S. tax reform on our business, results of operations and financial condition, uncertainties regarding the price levels of natural gas, electricity, fuel and labor, the negative effect on our business from sharply depressed oil prices, the continuing increase in domestic healthcare costs, including the ultimate impact of the Affordable Care Act, our ability to retain and grow our customer base, demand and prices for our products and services, fluctuations in our Specialty Garments business, rampant criminal activity and instability in Mexico where our principal garment manufacturing plants are located, our ability to properly and efficiently design, construct, implement and operate a new customer relationship management (“CRM”) computer system, interruptions or failures of our information technology systems, including as a result of cyber-attacks, additional professional and internal costs necessary for compliance with recent and proposed future changes in Securities and Exchange Commission, New York Stock Exchange and accounting rules, strikes and unemployment levels, our efforts to evaluate and potentially reduce internal costs, economic and other developments associated with the war on terrorism and its impact on the economy and general economic conditions and other factors described under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended August 26, 2017 and in our other filings with the Securities and Exchange Commission. We undertake no obligation to update any forward looking statements to reflect events or circumstances arising after the date on which such statements are made.

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

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, the most important and pervasive accounting policies used and areas most sensitive to material changes from external factors. The critical accounting estimates that we believe affect our more significant judgments and estimates used in the preparation of our consolidated financial statements presented in this report are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended August 26, 2017.

Results of Operations

The following table presents certain selected financial data, including the percentage of revenues represented by each item, for the thirteen weeks ended November 25, 2017 and November 26, 2016.

	Thirteen weeks ended
(In thousands, except percentages)	November 25, 2017	% of Rev.	November 26, 2016	% of Rev.	% Change

Revenues	$415,778	100.0%	$386,108	100.0%	7.7%

Operating expenses:
Cost of revenues (1)	253,650	61.0	238,765	61.8	6.2
Selling and administrative expenses (1)	87,510	21.0	79,446	20.6	10.2
Depreciation and amortization	22,707	5.5	22,140	5.7	2.6
Total operating expenses	363,867	87.5	340,351	88.1	6.9

Income from operations	51,911	12.5	45,757	11.9	13.4

Other income, net	(1,122)	(0.3)	(307)	(0.1)	265.5

Income before income taxes	53,033	12.8	46,064	11.9	15.1
Provision for income taxes	18,827	4.5	17,850	4.6	5.5

Net income	$34,206	8.2%	$28,214	7.3%	21.2%

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

We have a substantial number of plants and conduct a significant portion of our business in energy producing regions in the U.S and Canada. In general, we are relatively more dependent on business in these regions than are many of our competitors. For example, the dramatic decrease in oil prices beginning in 2014 directly affected our customers in the oil industry as they curtailed their level of operations, which also had a corresponding effect on our customers in businesses which service or supply the oil industry as well as our customers in unrelated businesses located in areas which had benefited from the economic expansion generated by the robust growth driven by the higher oil prices in prior years. As a result, our organic growth in periods following this dramatic decrease in oil prices was negatively impacted by elevated headcount reductions in our wearer base as well as increased lost accounts. Recent trends indicate that increased energy prices have resulted in stabilized or improved wearer levels at existing customers in our North American energy-dependent markets. Our operating results are also directly impacted by the costs of the gasoline used to fuel our vehicles and the natural gas used to operate our plants. While it is difficult to quantify the positive and negative impacts on our future financial results from changes in energy prices, in general, we believe that significant decreases in oil prices would have an overall negative impact on our results due to cutbacks by our customers in the oil industry and other affected businesses have which would outweigh the benefits in our operating costs from lower energy costs.

The cost of healthcare that we provide to our employees has grown over the last few years at a rate in excess of our revenue growth and as a result, has negatively impacted our operating results. In fiscal 2015, the Affordable Care Act required us to modify one of the healthcare plans we provided to our employees. Moreover, it is generally expected that healthcare costs in the United States will increase over the coming years at rates in excess of inflation. As a result of these factors, and depending on the effect of the modifications we have made, and may make in the future, to our employee healthcare plans and enrollment levels in those plans, we expect that our future operating results will continue to be further adversely impacted by increasing healthcare costs.

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

On December 22, 2017, H.R.1, an Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018, also known as the Tax Cuts and Jobs Act, was enacted, which, among other provisions, reduces the U.S. federal corporate income tax rate effective January 1, 2018 from its current 35% rate to a new 21% corporate rate and impose a one-time transition tax on assets held outside of the United States. We have not yet completed our evaluation of the impact of the changes in the tax bill but we expect the net impact of these changes will be substantially favorable to our financial results in future fiscal quarters.

A portion of our sales is derived from international markets, including Canada. Revenues denominated in currencies other than the U.S. dollar represented approximately 8.0% and 7.2% of total consolidated revenues for the thirteen weeks ended November 25, 2017 and November 26, 2016, respectively. The operating results of our international subsidiaries are translated into U.S. dollars and such results are affected by movements in foreign currencies relative to the U.S. dollar. In addition, fluctuations in the Canadian dollar may have an effect on the margins of our Canadian business because a weaker Canadian dollar will increase the cost of merchandise and other operational inputs that are sourced from outside of Canada. Our operating results in future years could be negatively impacted by any devaluation, as compared to the U.S. dollar, of the Canadian dollar or any of the currencies of the other countries in which we operate.

Thirteen weeks ended November 25, 2017 compared with thirteen weeks ended November 26, 2016

Revenues

(In thousands, except percentages)	November 25, 2017	November 26, 2016	Dollar Change	Percent Change

Core Laundry Operations	$373,796	$351,843	$21,953	6.2%
Specialty Garments	28,427	22,356	6,071	27.2%
First Aid	13,555	11,909	1,646	13.8%
Consolidated total	$415,778	$386,108	$29,670	7.7%

For the thirteen weeks ended November 25, 2017, our consolidated revenues increased by $29.7 million from the comparable period in fiscal 2017, or 7.7%. This increase was primarily due to a $22.0 million increase in revenues from our Core Laundry Operations. Revenues from our Core Laundry Operations increased to $373.8 million for the thirteen weeks ended November 25, 2017 from $351.8 million for the comparable period of fiscal 2017, or 6.2%. Excluding the positive effect of acquisitions, which we estimate increased our revenues by approximately 1.3%, as well as a slightly stronger Canadian dollar, which favorably impacted our growth by 0.4%, organic growth for our Core Laundry Operations was 4.5%. Organic growth consists primarily of new sales, price increases, and net changes in the wearer levels at our existing customers, offset by lost accounts.

Specialty Garments’ revenues increased to $28.4 million in the first fiscal quarter of 2018 from $22.4 million in the comparable period of fiscal 2017, an increase of $6.1 million, or 27.2%. This segment’s results are often affected by the timing and length of its customers’ power reactor outages as well as its project-based activities. The improvement in results compared to the comparable period of fiscal 2017 was driven primarily by increased outage and project-based activity in this segment’s US and Canadian nuclear operations as well as gains from this segment's European operations.

First Aid revenues increased to $13.6 million in the first fiscal quarter of 2018 from $11.9 million in the comparable period in fiscal 2017, an increase of 13.8%. The improvement in the results was due to a strong performance from this segment's wholesale distribution business as well as a small acquisition that closed in the third quarter of fiscal 2017.

Cost of Revenues

For the thirteen weeks ended November 25, 2017 and November 26, 2016, cost of revenues were 61.0% and 61.8% of revenues respectively. The decrease was primarily due to lower merchandise costs as a percentage of revenues partially offset by higher levels of claims for health care and higher service payroll costs in our Core Laundry Operations. In addition, our Specialty Garments segment's costs of revenues were lower as a percentage of revenues due to the leverage created by the strong revenue growth in the quarter.

Selling and Administrative Expense

Selling and administrative expenses were 21.0% and 20.6% of revenues for the thirteen weeks ended November 25, 2017 and November 26, 2016, respectively. This increase was primarily due to higher selling and administrative payroll costs as well as higher costs associated with legal and environmental contingencies in the thirteen weeks ended November 25, 2017. The higher selling and administrative payroll costs are partially being driven by increases in headcount to support sales and technology initiatives. These increases were partially offset by lower stock compensation expense in the first quarter of fiscal 2018.

Depreciation and Amortization

Our depreciation and amortization expense was $22.7 million, or 5.5% of revenues, for the thirteen weeks ended November 25, 2017 compared to $22.1 million, or 5.7% of revenues, for the thirteen weeks ended November 26, 2016. Depreciation and amortization expense increased due primarily to capital expenditure activity in earlier periods.

Income from Operations

For the thirteen weeks ended November 25, 2017 and November 26, 2016, changes in our revenues and costs as discussed above resulted in the following changes in our income from operations:

(In thousands, except percentages)	November 25, 2017	November 26, 2016	Dollar Change	Percent Change

Core Laundry Operations	$46,358	$43,673	$2,685	6.1%
Specialty Garments	4,477	1,151	3,326	289.1%
First Aid	1,076	933	143	15.3%
Consolidated total	$51,911	$45,757	$6,154	13.4%

Other Income, net

Other income, net, which includes interest income, net and other expense, net, was income of $1.1 million in the thirteen weeks ended November 25, 2017 compared to income of $0.3 million in the thirteen weeks ended November 26, 2016. This increase of

$0.8 million was primarily due to interest income of $1.3 million during the thirteen weeks ended November 25, 2017 compared to interest income of $0.8 million during the thirteen weeks ended November 26, 2016 and to lower foreign exchange losses compared to the same period a year ago.

Provision for Income Taxes

Our effective income tax rate for the thirteen weeks ended November 25, 2017 was 35.5% compared to 38.8% for the thirteen weeks ended November 26, 2016. The change in our effective tax rate was due primarily to $1.6 million of discrete tax benefits in the thirteen weeks ended November 25, 2017 related to the adoption of new accounting guidance during the first quarter of fiscal 2018 that requires tax effects of exercised or vested awards to be treated as discrete items in the reporting period in which they occur.

Liquidity and Capital Resources

General

Cash, cash equivalents and short-term investments totaled $374.0 million as of November 25, 2017, an increase of $24.3 million from August 26, 2017 when the amount totaled $349.8 million. Our working capital was $674.7 million as of November 25, 2017 compared to $636.4 million as of August 26, 2017. We generated $47.6 million and $218.3 million in cash from operating activities in the thirteen weeks ended November 25, 2017 and the full fiscal year ended August 26, 2017, respectively. We believe that our current cash, cash equivalent and short-term investments balances, our cash generated from future operations and amounts available under our Credit Agreement (defined below) will be sufficient to meet our current anticipated working capital and capital expenditure requirements for at least the next 12 months.

We have accumulated $56.6 million in cash outside the United States that will be subject to a one-time transition tax as discussed in Note 2 of our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. This cash is expected to be invested indefinitely in our foreign subsidiaries. If these funds were distributed to the U.S in the form of dividends, we would likely be subject to additional taxes including withholding taxes from the countries where the cash is currently held. We do not believe that any resulting taxes payable for cash outside the United States would have a material impact on our liquidity.

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

Cash Provided by Operating Activities

Cash provided by operating activities for the thirteen weeks ended November 25, 2017 was $47.6 million, a decrease of $15.9 million from the comparable period in the prior year when cash provided by operating activities was $63.5 million. The decreased cash provided by operating activities was primarily due to the $12.5 million of cash received in September 2016 related to a settlement of environmental litigation we entered into in the fourth quarter of fiscal 2016. Inventory increases in the current quarter compared to a year ago also negatively impacted the comparison. These decreases were partially offset by higher net income during the first quarter of fiscal 2018.

Cash Used in Investing Activities

Cash used in investing activities for the thirteen weeks ended November 25, 2017 was $21.4 million, a decrease of $117.0 million from the comparable period in the prior year when cash used in investing activities was $138.3 million. The net decrease in cash used in investing activities was primarily the result of $119.9 million of cash paid during the prior year period in connection with our acquisition of Arrow Uniform in September 2016.

Cash Used in Financing Activities

Cash used in financing activities for the thirteen weeks ended November 25, 2017 was $1.0 million compared to cash used in financing activities of $0.4 million for the thirteen weeks ended November 26, 2016. This change was primarily due to a decrease in proceeds received from the exercise of share-based awards.

Long-Term Debt and Borrowing Capacity

On April 11, 2016, we entered into an amended and restated $250 million unsecured revolving credit agreement (the “Credit Agreement”) with a syndicate of banks, which matures on April 11, 2021. Under the Credit Agreement, we are able to borrow funds at variable interest rates based on, at our election, the Eurodollar rate or a base rate, plus in each case a spread based on our consolidated funded debt ratio. Availability of credit requires compliance with certain financial and other covenants, including a maximum consolidated funded debt ratio and minimum consolidated interest coverage ratio as defined in the Credit Agreement. We test our compliance with these financial covenants on a fiscal quarterly basis. As of November 25, 2017, the interest rates applicable to our borrowings under the Credit Agreement would be calculated as LIBOR plus 75 basis points at the time of the respective borrowing. As of November 25, 2017, we had no outstanding borrowings and had outstanding letters of credit amounting to $77.6 million, leaving $172.4 million available for borrowing under the Credit Agreement.

As of November 25, 2017, we were in compliance with all covenants under the Credit Agreement.

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

As of November 25, 2017, we had forward contracts with a notional value of approximately 8.3 million CAD outstanding and recorded nominal amounts for the fair value of the contracts in other current liabilities with a corresponding loss in accumulated other comprehensive loss, which was recorded net of tax. During the thirteen weeks ended November 25, 2017, we reclassified a nominal amount from accumulated other comprehensive loss to revenue, related to the derivative financial instruments. The loss in accumulated other comprehensive loss as of November 25, 2017 is expected to be reclassified to revenues prior to its maturity on February 22, 2019.

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

Under environmental laws, an owner or lessee of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances located on, or in, or emanating from such property, as well as related costs of investigation and property damage. Such laws often impose liability without regard to whether the owner or lessee knew of, or was responsible for, the presence of such hazardous or toxic substances. There can be no assurances that acquired or leased locations have been operated in compliance with environmental laws and regulations or that future uses or conditions will not result in the imposition of liability upon our Company under such laws or expose our Company to third party actions such as tort suits. We continue to address environmental conditions under terms of consent orders negotiated with the applicable environmental authorities or otherwise with respect to sites located in or related to Woburn, Massachusetts, Somerville, Massachusetts,

Springfield, Massachusetts, Uvalde, Texas, Stockton, California, three sites related to former operations in Williamstown, Vermont, as well as sites located in Goldsboro, North Carolina, Wilmington, North Carolina, and Landover, Maryland.

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

There is usually a range of reasonable estimates of the costs associated with each site. In accordance with US GAAP, our accruals reflect the amount within the range that we believe is the best estimate or the low end of a range of estimates if no point within the range is a better estimate. Where we believe that both the amount of a particular liability and the timing of the payments are reliably determinable, we adjust the cost in current dollars using a rate of 3% for inflation until the time of expected payment and discount the cost to present value using current risk-free interest rates. As of November 25, 2017, the risk-free interest rates we utilized ranged from 2.3% to 2.8%.

For environmental liabilities that have been discounted, we include interest accretion, based on the effective interest method, in selling and administrative expenses on the Consolidated Statements of Income. The changes to the amounts of our environmental liabilities for the thirteen weeks ended November 25, 2017 were as follows (in thousands):

November 25, 2017
Beginning balance as of August 26, 2017	$25,419
Costs incurred for which reserves had been provided	(235)
Insurance proceeds	41
Interest accretion	173
Change in discount rates	(37)

Balance as of November 25, 2017	$25,361

Anticipated payments and insurance proceeds relating to currently identified environmental remediation liabilities as of November 25, 2017, for the next five fiscal years and thereafter, as measured in current dollars, are reflected below.

(In thousands)	2018	2019	2020	2021	2022	Thereafter	Total
Estimated costs – current dollars	$9,050	$1,880	$1,477	$1,305	$1,157	$12,304	$27,173

Estimated insurance proceeds	(118)	(173)	(159)	(173)	(159)	(993)	(1,775)

Net anticipated costs	$8,932	$1,707	$1,318	$1,132	$998	$11,311	$25,398

Effect of inflation							7,450
Effect of discounting							(7,487)

Balance as of November 25, 2017							$25,361

Estimated insurance proceeds are primarily received from an annuity received as part of our legal settlement with an insurance company. Annual proceeds of approximately $0.3 million are deposited into an escrow account which funds remediation and monitoring costs for three sites related to our former operations in Williamstown, Vermont. Annual proceeds received but not expended in the current year accumulate in this account and may be used in future years for costs related to this site through the year 2027. As of November 25, 2017, the balance in this escrow account, which is held in a trust and is not recorded in our Consolidated Balance Sheet, was approximately $3.6 million. Also included in estimated insurance proceeds are amounts we are entitled to receive pursuant to legal settlements as reimbursements from three insurance companies for estimated costs at the site in Uvalde, Texas.

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

Off-Balance Sheet Arrangements

As of November 25, 2017, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Securities and Exchange Commission Regulation S-K.

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

Contractual Obligations and Other Commercial Commitments

As of November 25, 2017, there were no material changes in our contractual obligations that were disclosed in our Annual Report on Form 10-K for the year ended August 26, 2017.

Recent Accounting Pronouncements

See Note 2 to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for more information on recently implemented and issued accounting standards.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

We have determined that all of our foreign subsidiaries operate primarily in local currencies that represent the functional currencies of such subsidiaries. All assets and liabilities of our foreign subsidiaries are translated into U.S. dollars using the exchange rate prevailing at the balance sheet date. The effect of exchange rate fluctuations on the translation of assets and liabilities are recorded as a component of shareholders’ equity. Revenues and expenses are translated at the average exchange rates in effect during each month of the fiscal year. As such, our financial condition and operating results are affected by fluctuations in the value of the U.S. dollar as compared to currencies in foreign countries. Revenues denominated in currencies other than the U.S. dollar represented approximately 8.0% of total consolidated revenues for the thirteen weeks ended November 25, 2017, and total assets denominated in currencies other than the U.S. dollar represented approximately 8.2% of total consolidated assets as of November 25, 2017 and August 26, 2017. If exchange rates had increased or decreased by 10% from the actual rates in effect during the thirteen weeks ended and as of November 25, 2017, our revenues and assets for the thirteen weeks ended and as of November 25, 2017 would have increased or decreased by approximately $3.3 million and $15.2 million, respectively.

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

As of November 25, 2017, we had forward contracts with a notional value of approximately 8.3 million CAD outstanding and recorded nominal amounts for the fair value of the contracts in other current liabilities with a corresponding loss in accumulated other comprehensive loss, which was recorded net of tax. During the thirteen weeks ended November 25, 2017, we reclassified a nominal amount from accumulated other comprehensive loss to revenue, related to the derivative financial instruments. The loss in accumulated other comprehensive loss as of November 25, 2017 is expected to be reclassified to revenues prior to its maturity on February 22, 2019.

Other than the forward contracts, discussed above, we do not operate a hedging program to mitigate the effect of a significant change in the value of our foreign subsidiaries functional currencies, which include the Canadian dollar, euro, British pound, Mexican peso and Nicaraguan cordoba, as compared to the U.S. dollar. Any losses or gains resulting from unhedged foreign currency transactions, including exchange rate fluctuations on intercompany accounts are reported as transaction losses (gains) in our other (income) expense. The intercompany payables and receivables are denominated in Canadian dollars, euros, British pounds, Mexican pesos and Nicaraguan cordobas. During the thirteen weeks ended November 25, 2017, transaction losses included in other (income) expense were approximately $0.2 million. If exchange rates had increased or decreased by 10% during the thirteen weeks ended November 25, 2017, we would have recognized exchange gains or losses of approximately $1.1 million.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of fiscal year 2018 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended August 26, 2017, which could materially affect our business, financial condition, and future results. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and operating results. There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended August 26, 2017.

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

*
101 The following materials from UniFirst Corporation’s Quarterly Report on Form 10-Q for the quarter ended November 25, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UniFirst Corporation

January 4, 2018	By:	/s/ Steven S. Sintros Steven S. Sintros President, Chief Executive Officer and Chief Financial Officer