Form 10-Q
period 2018-02-24
UNIFIRST CORP
filed 2018-04-04
CIK 717954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 24, 2018

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
The number of outstanding shares of UniFirst Corporation Common Stock and Class B Common Stock at March 30, 2018 were 15,420,788 and 3,711,009, respectively.

UniFirst Corporation
Quarterly Report on Form 10-Q
For the Quarter ended February 24, 2018

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Consolidated Statements of Income
UniFirst Corporation and Subsidiaries
(Unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
(In thousands, except per share data)	February 24, 2018	February 25, 2017	February 24, 2018	February 25, 2017

Revenues	$419,264	$391,427	$835,042	$777,535

Operating expenses:
Cost of revenues (1)	265,400	249,280	519,050	488,045
Selling and administrative expenses (1)	88,648	84,861	176,158	164,307
Depreciation and amortization	23,264	21,140	45,971	43,280
Total operating expenses	377,312	355,281	741,179	695,632

Operating income	41,952	36,146	93,863	81,903

Other (income) expense:
Interest income, net	(1,430)	(1,120)	(2,706)	(1,921)
Other (income) expense, net	(186)	(108)	(32)	386
Total other income, net	(1,616)	(1,228)	(2,738)	(1,535)

Income before income taxes	43,568	37,374	96,601	83,438
(Benefit) provision for income taxes	(14,810)	14,858	4,017	32,708

Net income	$58,378	$22,516	$92,584	$50,730

Income per share – Basic:
Common Stock	$3.02	$1.17	$4.79	$2.63
Class B Common Stock	$2.42	$0.93	$3.83	$2.10

Income per share – Diluted:
Common Stock	$2.85	$1.10	$4.53	$2.49

Income allocated to – Basic:
Common Stock	$46,744	$17,836	$74,126	$40,178
Class B Common Stock	$11,634	$4,518	$18,458	$10,184

Income allocated to – Diluted:
Common Stock	$58,378	$22,362	$92,584	$50,381

Weighted average number of shares outstanding – Basic:
Common Stock	15,481	15,305	15,471	15,295
Class B Common Stock	4,816	4,846	4,816	4,846

Weighted average number of shares outstanding – Diluted:
Common Stock	20,463	20,263	20,434	20,250

Dividends per share:
Common Stock	$0.0375	$0.0375	$0.0750	$0.0750
Class B Common Stock	$0.0300	$0.0300	$0.0600	$0.0600
(1) Exclusive of depreciation on the Company’s property, plant and equipment and amortization on its intangible assets.
 The accompanying notes are an integral part of these
Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income
UniFirst Corporation and Subsidiaries
(Unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
(In thousands)	February 24, 2018	February 25, 2017	February 24, 2018	February 25, 2017

Net income	$58,378	$22,516	$92,584	$50,730

Other comprehensive income (loss):
Foreign currency translation adjustments	1,250	3,332	(763)	(1,797)
Pension benefit liabilities	(1,192)	—	(1,192)	—
Change in fair value of derivatives, net of income taxes	(23)	(202)	59	122
Derivative financial instruments reclassified to earnings	10	(27)	14	(103)

Other comprehensive income (loss)	45	3,103	(1,882)	(1,778)

Comprehensive income	$58,423	$25,619	$90,702	$48,952

The accompanying notes are an integral part of these
Consolidated Financial Statements.

Consolidated Balance Sheets
UniFirst Corporation and Subsidiaries
(Unaudited)

(In thousands, except share and par value data)	February 24, 2018	August 26, 2017

Assets
Current assets:
Cash, cash equivalents and short-term investments	$387,691	$349,752
Receivables, less reserves of $11,538 and $8,719	195,283	187,174
Inventories	84,509	79,068
Rental merchandise in service	152,669	151,340
Prepaid taxes	9,407	29,968
Prepaid expenses and other current assets	24,945	16,924
Total current assets	854,504	814,226

Property, plant and equipment, net of accumulated depreciation of $730,702 and $702,325	543,342	525,115
Goodwill	389,465	376,110
Customer contracts, net	68,333	67,485
Other intangible assets, net	4,104	4,259
Deferred income taxes	418	394
Other assets	30,568	31,539

Total assets	$1,890,734	$1,819,128

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$58,747	$64,691
Accrued liabilities	116,737	112,236
Accrued taxes	—	921
Total current liabilities	175,484	177,848

Accrued liabilities	107,208	106,736
Accrued and deferred income taxes	63,641	81,352

Total liabilities	346,333	365,936

Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred Stock, $1.00 par value; 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $0.10 par value; 30,000,000 shares authorized; 15,492,219 and 15,453,308 shares issued and outstanding as of February 24, 2018 and August 26, 2017, respectively	1,549	1,545
Class B Common Stock, $0.10 par value; 20,000,000 shares authorized; 4,815,519 shares issued and outstanding as of February 24, 2018 and August 26, 2017	482	482
Capital surplus	87,740	86,245
Retained earnings	1,478,030	1,386,438
Accumulated other comprehensive loss	(23,400)	(21,518)

Total shareholders’ equity	1,544,401	1,453,192

Total liabilities and shareholders’ equity	$1,890,734	$1,819,128

The accompanying notes are an integral part of these
Consolidated Financial Statements

Consolidated Statements of Cash Flows
UniFirst Corporation and Subsidiaries
(Unaudited)

Twenty-six weeks ended (In thousands)	February 24, 2018	February 25, 2017
Cash flows from operating activities:
Net income	$92,584	$50,730
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	39,557	37,051
Amortization of intangible assets	6,414	6,229
Amortization of deferred financing costs	56	56
Gain on sale of assets	(135)	(517)
Share-based compensation	2,417	4,370
Accretion on environmental contingencies	346	300
Accretion on asset retirement obligations	470	423
Deferred income taxes	(20,613)	(1,346)
Changes in assets and liabilities, net of acquisitions:
Receivables, less reserves	(6,931)	(12,887)
Inventories	(5,296)	9,233
Rental merchandise in service	(69)	444
Prepaid expenses and other current assets and Other assets	(7,067)	7,471
Accounts payable	(5,395)	3,695
Accrued liabilities	39	704
Prepaid and accrued income taxes	22,535	8,793
Net cash provided by operating activities	118,912	114,749

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(21,729)	(121,414)
Capital expenditures	(56,653)	(43,011)
Proceeds from sale of assets	1,164	826
Other	(200)	123
Net cash used in investing activities	(77,418)	(163,476)

Cash flows from financing activities:
Proceeds from exercise of share-based awards, including excess tax benefits	430	2,283
Taxes withheld and paid related to net share settlement of equity awards	(2,094)	(1,546)
Payment of cash dividends	(1,447)	(1,448)
Net cash used in financing activities	(3,111)	(711)

Effect of exchange rate changes	(444)	(822)

Net increase (decrease) in cash, cash equivalents and short-term investments	37,939	(50,260)
Cash, cash equivalents and short-term investments at beginning of period	349,752	363,795

Cash, cash equivalents and short-term investments at end of period	$387,691	$313,535

The accompanying notes are an integral part of these
Consolidated Financial Statements.

UniFirst Corporation and Subsidiaries
Notes to Consolidated Financial Statements

1. Basis of Presentation

These Consolidated Financial Statements of UniFirst Corporation (“Company”) have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the information furnished reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period.

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

In March 2016, the FASB issued updated guidance that simplifies several aspects of accounting for share-based payment transactions. This guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016 and, depending on the amendment, must be applied using a prospective transition method, retrospective transition method, modified retrospective transition method, prospectively and/or retroactively, with early adoption permitted. Accordingly, the Company adopted this standard on August 27, 2017. The adoption impact on the consolidated balance sheet as of February 24, 2018 was a cumulative-effect adjustment of $0.7 million, decreasing retained earnings and increasing capital surplus. The impact of the adoption on the consolidated statement of income was a decrease of $0.6 million and $2.2 million in the provision for income taxes during the thirteen and twenty-six weeks ended February 24, 2018 respectively. As a result of the adoption of the updated guidance, our excess tax benefit is no longer included in our calculation of diluted shares under the

UniFirst Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

treasury stock method, resulting in an increase of a nominal amount of shares in the effect of dilutive securities for the thirteen and twenty-six weeks ended February 24, 2018. The election to recognize forfeitures of share-based awards as they occur resulted in an increase of $0.1 million and $0.2 million in share-based compensation for the thirteen and twenty-six weeks ended February 24, 2018 respectively. Prior periods have not been adjusted.

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

In February 2018, the FASB issued ASU 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” This ASU allows a reclassification from AOCI to retained earnings for tax effects resulting from the Tax Cuts and Jobs Act (the “Act”) and requires certain new disclosures. ASU 2018-02 will be effective for the Company for fiscal years beginning after December 15, 2018, with early adoption permitted. The update should be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Reform Act is recognized. The Company elected to early adopt ASU 2018-02 in the second quarter of fiscal 2018. The effect of the adoption of the standard was an increase in AOCI of $1.2 million with the offset to retained earnings as recorded in the Company’s consolidated balance sheet and statement of changes in stockholders’ equity for the twenty-six weeks ended February 24, 2018.

3. Business Acquisitions

During the twenty-six weeks ended February 24, 2018, the Company completed three business acquisitions with an aggregate purchase price of approximately $25.8 million. The initial allocation of the purchase price is incomplete with respect to certain assets acquired. The Company is still in the process of measuring the fair value of intangible assets acquired and liabilities assumed. The results of operations of these acquisitions have been included in the Company’s consolidated financial results since their respective acquisition dates. These acquisitions were not significant in relation to the Company’s consolidated financial results and, therefore, pro-forma financial information has not been presented.

4. Fair Value Measurements

The assets or liabilities measured at fair value on a recurring basis are summarized in the tables below (in thousands):

	As of February 24, 2018
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents	$79,297	$—	$—	$79,297
Pension plan assets	—	5,043	—	5,043
Total assets at fair value	$79,297	$5,043	$—	$84,340
Liabilities:
Foreign currency forward contracts	$—	$54	$—	$54
Total liabilities at fair value	$—	$54	$—	$54

UniFirst Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

	As of August 26, 2017
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents	$81,253	$—	$—	$81,253
Pension plan assets	—	5,097	—	5,097
Total assets at fair value	$81,253	$5,097	$—	$86,350
Liabilities:
Foreign currency forward contracts	$—	$177	$—	$177
Total liabilities at fair value	$—	$177	$—	$177

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

The Company’s foreign currency forward contracts represent contracts the Company has entered into to exchange Canadian dollars for U.S. dollars at fixed exchange rates in order to manage its exposure related to certain forecasted Canadian dollar denominated sales of one of its subsidiaries. These contracts were included in other liabilities as of February 24, 2018 and August 26, 2017. The fair value of the forward contracts is based on similar exchange traded derivatives and are, therefore, included within Level 2 of the fair value hierarchy.

5. Derivative Instruments and Hedging Activities

As of February 24, 2018, the Company had forward contracts with a notional value of approximately 6.8 million CAD outstanding and recorded nominal amounts for the fair value of the contracts in other current liabilities with a corresponding loss in accumulated other comprehensive loss, which was recorded net of tax. During the twenty-six weeks ended February 24, 2018, the Company reclassified a nominal amount from accumulated other comprehensive loss to revenue, related to the derivative financial instruments. The loss in accumulated other comprehensive loss as of February 24, 2018 is expected to be reclassified to revenues prior to its maturity on February 22, 2019.

6. Employee Benefit Plans

Defined Contribution Retirement Savings Plan

The Company has a defined contribution retirement savings plan with a 401(k) feature for all eligible U.S and Canadian employees not under collective bargaining agreements. The Company matches a portion of the employee’s contribution and may make an additional contribution at its discretion. Contributions charged to expense under the plan for the thirteen weeks ended February 24, 2018 and February 25, 2017 were $3.9 million and $3.7 million, respectively. Contributions charged to expense under the plan for the twenty-six weeks ended February 24, 2018 and February 25, 2017 were $8.0 million and $7.3 million respectively.

Pension Plans and Supplemental Executive Retirement Plans

The Company maintains an unfunded Supplemental Executive Retirement Plan for certain eligible employees of the Company and two frozen non-contributory defined benefit pension plans. The amounts charged to expense related to these plans for the thirteen weeks ended February 24, 2018 and February 25, 2017 were $0.6 million and $0.9 million, respectively. The amounts charged to expense related to these plans for the twenty-six weeks ended February 24, 2018 and February 25, 2017 were $1.3 million and $1.7 million respectively.

UniFirst Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

7. Net Income Per Share

The Company calculates net income per share by allocating income to its unvested participating securities as part of its earnings per share (“EPS”) calculations. The following table sets forth the computation of basic earnings per share using the two-class method for amounts attributable to the Company’s shares of Common Stock and Class B Common Stock (in thousands, except per share data):

	Thirteen weeks ended		Twenty-six weeks ended
	February 24, 2018	February 25, 2017	February 24, 2018	February 25, 2017

Net income available to shareholders	$58,378	$22,516	$92,584	$50,730

Allocation of net income for Basic:
Common Stock	$46,744	$17,836	$74,126	$40,178
Class B Common Stock	11,634	4,518	18,458	10,184
Unvested participating shares	—	162	—	368
	$58,378	$22,516	$92,584	$50,730

Weighted average number of shares for Basic:
Common Stock	15,481	15,305	15,471	15,295
Class B Common Stock	4,816	4,846	4,816	4,846
Unvested participating shares	—	139	—	140
	20,297	20,290	20,287	20,281

Earnings per share for Basic:
Common Stock	$3.02	$1.17	$4.79	$2.63
Class B Common Stock	$2.42	$0.93	$3.83	$2.10

The Company is required to calculate diluted EPS for Common Stock using the more dilutive of the following two methods:

•	The treasury stock method; or

•	The two-class method assuming a participating security is not exercised or converted.

UniFirst Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

For the thirteen and twenty-six weeks ended February 24, 2018, the Company’s diluted EPS assumes the conversion of all vested Class B Common Stock into Common Stock and uses the two-class method for its unvested participating shares. The following table sets forth the computation of diluted earnings per share of Common Stock for the thirteen and twenty-six weeks ended February 24, 2018 (in thousands, except per share data):

	Thirteen weeks ended February 24, 2018			Twenty-six weeks ended February 24, 2018
	Earnings to Common shareholders	Common Shares	EPS	Earnings to Common shareholders	Common Shares	EPS

As reported - Basic	$46,744	15,481	$3.02	$74,126	15,471	$4.79

Add: effect of dilutive potential common shares
Share-Based Awards	—	166		—	147
Class B Common Stock	11,634	4,816		18,458	4,816

Add: Undistributed earnings allocated to unvested participating shares	—	—		—	—

Less: Undistributed earnings reallocated to unvested participating shares	—	—		—	—

As reported – Diluted	$58,378	20,463	$2.85	$92,584	20,434	$4.53

Share-based awards that would result in the issuance of 4,368 shares of Common Stock were excluded from the calculation of diluted earnings per share for the thirteen weeks ended February 24, 2018 because they were anti-dilutive. Share-based awards that would result in the issuance of 1,001 shares of Common Stock were excluded from the calculation of diluted earnings per share for the twenty-six weeks ended February 24, 2018 because they were anti-dilutive.

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

	Thirteen weeks ended February 25, 2017			Twenty-six weeks ended February 25, 2017
	Earnings to Common shareholders	Common Shares	EPS	Earnings to Common shareholders	Common Shares	EPS

As reported - Basic	$17,836	15,305	$1.17	$40,178	15,295	$2.63

Add: effect of dilutive potential common shares
Share-Based Awards	—	112		—	109
Class B Common Stock	4,518	4,846		10,184	4,846

Add: Undistributed earnings allocated to unvested participating shares	158	—		357	—

Less: Undistributed earnings reallocated to unvested participating shares	(150)	—		(338)	—

As reported – Diluted	$22,362	20,263	$1.10	$50,381	20,250	$2.49

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

The components of inventory as of February 24, 2018 and August 26, 2017 were as follows (in thousands):

	February 24, 2018	August 26, 2017
Raw materials	$12,953	$18,468
Work in process	3,227	4,159
Finished goods	68,329	56,441
Total inventories	$84,509	$79,068

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

The changes in the carrying amount of goodwill are as follows (in thousands):

Balance as of August 26, 2017	$376,110
Goodwill recorded during the period	13,367
Other	(12)

Balance as of February 24, 2018	$389,465

Intangible assets, net in the Company’s accompanying Consolidated Balance Sheets are as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
February 24, 2018
Customer contracts	$215,233	$146,900	$68,333
Other intangible assets	34,877	30,773	4,104
	$250,110	$177,673	$72,437
August 26, 2017
Customer contracts	$208,711	$141,226	$67,485
Other intangible assets	34,249	29,990	4,259
	$242,960	$171,216	$71,744

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

A reconciliation of the Company’s asset retirement liability for the twenty-six weeks ended February 24, 2018 was as follows (in thousands):

February 24, 2018
Beginning balance as of August 26, 2017	$13,400
Accretion expense	470
Effect of exchange rate changes	164
Change in estimate	(405)
Ending balance as of February 24, 2018	$13,629

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

U.S. GAAP requires that a liability for contingencies be recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Significant judgment is required to determine the existence of a liability, as well as the amount to be recorded. The Company regularly consults with attorneys and outside consultants in its consideration of the relevant facts and circumstances before recording a contingent liability. Changes in enacted laws, regulatory orders or decrees, management’s estimates of costs, risk-free interest rates, insurance proceeds, participation by other parties, the timing of payments, the input of the Company’s attorneys and outside consultants or other factual circumstances could have a material impact on the amounts recorded for environmental and other contingent liabilities.

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

There is usually a range of reasonable estimates of the costs associated with each site. In accordance with U.S. GAAP, the Company’s accruals reflect the amount within the range that it believes is the best estimate or the low end of a range of estimates if no point within the range is a better estimate. Where it believes that both the amount of a particular liability and the timing of the payments are reliably determinable, the Company adjusts the cost in current dollars using a rate of 3% for inflation until the time of expected payment and discounts the cost to present value using current risk-free interest rates. As of February 24, 2018, the risk-free interest rates utilized by the Company ranged from 2.9% to 3.2%.

For environmental liabilities that have been discounted, the Company includes interest accretion, based on the effective interest method, in selling and administrative expenses on the Consolidated Statements of Income. The changes to the Company’s environmental liabilities for the twenty-six weeks ended February 24, 2018 were as follows (in thousands):

February 24, 2018
Beginning balance as of August 26, 2017	$25,419
Costs incurred for which reserves had been provided	(627)
Insurance proceeds	56
Interest accretion	346
Change in discount rates	(858)

Balance as of February 24, 2018	$24,336

Anticipated payments and insurance proceeds of currently identified environmental remediation liabilities as of February 24, 2018, for the next five fiscal years and thereafter, as measured in current dollars, are reflected below.

(In thousands)	2018	2019	2020	2021	2022	Thereafter	Total
Estimated costs – current dollars	$8,658	$1,880	$1,477	$1,305	$1,157	$12,304	$26,781

Estimated insurance proceeds	(103)	(173)	(159)	(173)	(159)	(993)	(1,760)

Net anticipated costs	$8,555	$1,707	$1,318	$1,132	$998	$11,311	$25,021

Effect of inflation							7,623
Effect of discounting							(8,308)

Balance as of February 24, 2018							$24,336

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

UniFirst Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

As of February 24, 2018, the balance in this escrow account, which is held in a trust and is not recorded in the Company’s accompanying Consolidated Balance Sheet, was approximately $3.6 million. Also included in estimated insurance proceeds are amounts the Company is entitled to receive pursuant to legal settlements as reimbursements from three insurance companies for estimated costs at the site in Uvalde, Texas.

The Company’s nuclear garment decontamination facilities are licensed by the Nuclear Regulatory Commission (“NRC”), or, in certain cases, by the applicable state agency, and are subject to regulation by federal, state and local authorities. The Company also has nuclear garment decontamination facilities in the United Kingdom and the Netherlands. These facilities are licensed and regulated by the respective country’s applicable federal agency. In the past, scrutiny and regulation of nuclear facilities and related services have resulted in the suspension of operations at certain nuclear facilities served by the Company or disruptions in its ability to service such facilities. There can be no assurance that such regulation will not lead to material disruptions in the Company’s garment decontamination business.

From time to time, the Company is also subject to legal proceedings and claims arising from the conduct of its business operations, including personal injury claims, customer contract matters, employment claims and environmental matters as described above.

While it is impossible for the Company to ascertain the ultimate legal and financial liability with respect to contingent liabilities, including lawsuits and environmental contingencies, the Company believes that the aggregate amount of such liabilities, if any, in excess of amounts covered by insurance have been properly accrued in accordance with U.S. GAAP. It is possible, however, that the future financial position and/or results of operations for any particular future period could be materially affected by changes in the Company’s assumptions or strategies related to these contingencies or changes out of the Company’s control.

12. Income Taxes

In accordance with ASC 740, Income Taxes (“ASC 740”), each interim period is considered integral to the annual period, and tax expense is measured using an estimated annual effective tax rate. An entity is required to record income tax expense each quarter based on its annual effective tax rate estimated for the full fiscal year and use that rate to provide for income taxes on a current year-to-date basis, adjusted for discrete taxable events that occur during the interim period.

The Company’s effective tax rate for the thirteen weeks ended February 24, 2018 was (34.0)% compared to a provision of 39.8% for the corresponding period in the prior year. The Company’s effective tax rate for the twenty-six weeks ended February 24, 2018 was 4.2% compared to 39.2% for the corresponding period in the prior year. The reduction in the effective tax rates in the thirteen and twenty-six weeks ended February 24, 2018 as compared to the corresponding periods in the prior year was due primarily to the impact of the Act enacted on December 22, 2017. As a result of this law, U.S. corporations will be subject to lower income tax rates, which also caused the Company to remeasure its U.S. net deferred tax liabilities at the lower rates. The remeasurement of the Company's net deferred tax assets and liabilities resulted in an estimated net benefit of $22.7 million recorded to the Company’s provision for income taxes. Also because of this law, the Company will be subject to a one-time transition tax for the deemed repatriation of its foreign earnings. The Company recorded an estimated charge of $2.5 million for this transition tax which partially offset the benefit mentioned above. For the thirteen and twenty-six weeks ended February 24, 2018, the Company’s effective tax rates also were lower than the statutory tax rate due to the tax benefit from restricted stock units upon vesting.

U.S. Tax Reform
The Act reduces the U.S. federal corporate income tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and creates new taxes on certain foreign sourced earnings.

As of February 24, 2018, the Company had not completed its accounting for the tax effects of enactment of the Act; however, as described below, the Company has made a reasonable estimate of the effects on its existing deferred tax balances and the one-time transition tax, and recognized a provisional net benefit of $20.2 million, which is included in income tax expense for the thirteen and twenty-six weeks ended February 24, 2018.

On December 22, 2017, the SEC issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Act (“SAB 118”) directing SEC registrants to consider the impact of the U.S. legislation as “provisional” when they do not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete their accounting for the

UniFirst Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

change in tax law. In accordance with SAB 118, the amounts recorded related to accounting for the Act represent the Company’s best estimate based on its interpretation of the U.S. legislation as the Company is still accumulating data to finalize the underlying calculations, or in certain cases, the U.S. Treasury is expected to issue further guidance on the application of certain provisions of the U.S. legislation. In addition, we also used assumptions and estimates that may change as a result of future guidance and interpretation from the Internal Revenue Service, the SEC, the FASB and various other taxing jurisdictions. In particular, we anticipate that the U.S. state jurisdictions will continue to determine and announce their conformity or decoupling from the Act, either in its entirety or with respect to specific provisions. All of these potential legislative and interpretive actions could result in adjustments to our provisional estimates when the accounting for the income tax effects of the Act is completed.

In the thirteen and twenty-six weeks ended February 24, 2018, the Company revised its estimated annual effective rate to reflect a change in the federal statutory income tax rate from 35% to 21%. The rate change is administratively effective at the beginning of the Company’s fiscal year, using a blended rate for the annual period. The Company's blended federal statutory income tax rate for fiscal 2018 is 25.9%.

The Company re-measured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is 25.9% for fiscal 2018 reversals and 21% for post-fiscal 2018 reversals. However, the Company is still analyzing certain aspects of the Act and refining its calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. The provisional net benefit amount recorded related to the re-measurement of the Company’s deferred tax balance was $22.7 million.

The one-time transition tax is based on the Company’s total post-1986 earnings and profits (“E&P”) which were previously deferred from U.S. income taxes. The Company recorded a provisional amount for its one-time transition tax liability related to the deemed repatriation of the earnings of its foreign subsidiaries, resulting in an increase in income tax expense of $2.5 million in the thirteen and twenty-six weeks ended February 24, 2018. The Company has not yet finalized its calculation of the total post-1986 foreign E&P for these foreign subsidiaries. Further, the transition tax is based in part on the amount of those earnings held in cash and other specified assets. This amount may change when the Company finalizes the calculation of its post-1986 foreign E&P previously deferred from U.S. federal taxation and finalizes the amounts held in cash or other specified assets. No additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the transition tax and any additional outside basis difference inherent in these entities as these amounts continue to be indefinitely reinvested in foreign operations. The Company continues to evaluate this assertion in its ongoing analysis of the effects of tax reform on the Company's strategic initiatives. The Company believes that determining the amount of unrecognized deferred tax liability related to any remaining undistributed foreign earnings not subject to the transition tax and additional outside basis difference in these entities (i.e., basis difference in excess of that subject to the one-time transition tax) is not practicable.

Uncertain tax positions
The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense which is consistent with the recognition of these items in prior reporting periods. During the thirteen and twenty-six weeks ended February 24, 2018, there were no material changes in the amount of unrecognized tax benefits or the amount accrued for interest and penalties.

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

13. Long-Term Debt

On April 11, 2016, the Company entered into an amended and restated $250 million unsecured revolving credit agreement (the “Credit Agreement”) with a syndicate of banks, which matures on April 11, 2021. Under the Credit Agreement, the Company is able to borrow funds at variable interest rates based on, at the Company’s election, the Eurodollar rate or a base rate, plus in each case a spread based on the Company’s consolidated funded debt ratio. Availability of credit requires compliance with certain financial and other covenants, including a maximum consolidated funded debt ratio and minimum consolidated interest coverage ratio as defined in the Credit Agreement. The Company tests its compliance with these financial covenants on a fiscal quarterly basis. At February 24, 2018, the interest rates applicable to the Company’s borrowings under the Credit Agreement would be calculated as LIBOR plus 75 basis points at the time of the respective borrowing. As of February 24, 2018, the Company had no

UniFirst Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

outstanding borrowings and had outstanding letters of credit amounting to $77.6 million, leaving $172.4 million available for borrowing under the Credit Agreement.

As of February 24, 2018, the Company was in compliance with all covenants under the Credit Agreement.

14. Accumulated Other Comprehensive Income (Loss)

The changes in each component of accumulated other income (loss), net of tax, for the thirteen and twenty-six weeks ended February 24, 2018 and February 25, 2017 were as follows (in thousands):

	Thirteen weeks ended February 24, 2018
	Foreign Currency Translation	Pension- related (1) (2)	Derivative Financial Instruments (1)	Total Accumulated Other Comprehensive (Loss) Income
Balance as of November 25, 2017	$(17,945)	$(5,477)	$(23)	$(23,445)

Other comprehensive income (loss) before reclassification	1,250	—	(23)	1,227
Amounts reclassified from accumulated other comprehensive income (loss)	—	(1,192)	10	(1,182)
Net current period other comprehensive income (loss)	1,250	(1,192)	(13)	45

Balance as of February 24, 2018	$(16,695)	$(6,669)	$(36)	$(23,400)

	Twenty-six weeks ended February 24, 2018
	Foreign Currency Translation	Pension- related (1) (2)	Derivative Financial Instruments (1)	Total Accumulated Other Comprehensive (Loss) Income
Balance as of August 26, 2017	$(15,932)	$(5,477)	$(109)	$(21,518)

Other comprehensive (loss) income before reclassification	(763)	—	59	(704)
Amounts reclassified from accumulated other comprehensive (loss) income	—	(1,192)	14	(1,178)
Net current period other comprehensive (loss) income	(763)	(1,192)	73	(1,882)

Balance as of February 24, 2018	$(16,695)	$(6,669)	$(36)	$(23,400)

UniFirst Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

	Thirteen weeks ended February 25, 2017
	Foreign Currency Translation	Pension- related (1)	Derivative Financial Instruments (1)	Total Accumulated Other Comprehensive (Loss) Income
Balance as of November 26, 2016	$(25,943)	$(8,251)	$364	$(33,830)

Other comprehensive income (loss) before reclassification	3,332	—	(202)	3,130
Amounts reclassified from accumulated other comprehensive (loss) income	—	—	(27)	(27)
Net current period other comprehensive income (loss)	3,332	—	(229)	3,103

Balance as of February 25, 2017	$(22,611)	$(8,251)	$135	$(30,727)

	Twenty-six weeks ended February 25, 2017
	Foreign Currency Translation	Pension- related (1)	Derivative Financial Instruments (1)	Total Accumulated Other Comprehensive (Loss) Income
Balance as of August 27, 2016	$(20,814)	$(8,251)	$116	$(28,949)

Other comprehensive (loss) income before reclassification	(1,797)	—	122	(1,675)
Amounts reclassified from accumulated other comprehensive (loss) income	—	—	(103)	(103)
Net current period other comprehensive (loss) income	(1,797)	—	19	(1,778)

Balance as of February 25, 2017	$(22,611)	$(8,251)	$135	$(30,727)

(1)Amounts are shown net of tax.
(2)Current period activity represents the impact of the adoption of ASU 2018-02. See Note 2 for further details.

UniFirst Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Amounts reclassified from accumulated other comprehensive income (loss), net of tax, for the thirteen and twenty-six weeks ended February 24, 2018 and February 25, 2017 were as follows (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	February 24, 2018	February 25, 2017	February 24, 2018	February 25, 2017
Pension benefit liabilities, net:
Tax effect reclass (a)	$(1,192)	$—	$(1,192)	$—
Total, net of tax	(1,192)	—	(1,192)	—
Derivative financial instruments, net:
Forward contracts (b)	10	(27)	14	(103)
Total, net of tax	10	(27)	14	(103)

Total amounts reclassified, net of tax	$(1,182)	$(27)	$(1,178)	$(103)
(a)Current period activity represents the impact of the adoption of ASU 2018-02. See Note 2 for further details.
(b)Amounts included in revenues in the accompanying Consolidated Statements of Income.

15. Segment Reporting

Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the chief operating decision-maker, or decision-making group, in making decisions on how to allocate resources and assess performance. The Company’s chief operating decision maker is the Company’s Chief Executive Officer. The Company has six operating segments based on the information reviewed by its Chief Executive Officer: U.S. Rental and Cleaning, Canadian Rental and Cleaning, Manufacturing (“MFG”), Corporate, Specialty Garments Rental and Cleaning (“Specialty Garments”) and First Aid. The U.S. Rental and Cleaning and Canadian Rental and Cleaning operating segments have been combined to form the U.S. and Canadian Rental and Cleaning reporting segment, and as a result, the Company has five reporting segments.

The U.S. and Canadian Rental and Cleaning reporting segment purchases, rents, cleans, delivers and sells, uniforms and protective clothing and non-garment items in the United States and Canada. The laundry locations of the U.S. and Canadian Rental and Cleaning reporting segment are referred to by the Company as “industrial laundries” or “industrial laundry locations.”

The MFG operating segment designs and manufactures uniforms and non-garment items primarily for the purpose of providing these goods to the U.S. and Canadian Rental and Cleaning reporting segment. MFG revenues are generated when goods are shipped from the Company’s manufacturing facilities, or its subcontract manufacturers, to other Company locations. These revenues are recorded at a transfer price which is typically in excess of the actual manufacturing cost. Manufactured products are carried in inventory until placed in service at which time they are amortized at this transfer price. On a consolidated basis, intercompany revenues and income are eliminated and the carrying value of inventories and rental merchandise in service is reduced to the manufacturing cost. Income before income taxes from MFG net of the intercompany MFG elimination offsets the merchandise amortization costs incurred by the U.S. and Canadian Rental and Cleaning reporting segment as the merchandise costs of this reporting segment are amortized and recognized based on inventories purchased from MFG at the transfer price which is above the Company’s manufacturing cost.

The Corporate operating segment consists of costs associated with the Company’s distribution center, sales and marketing, information systems, engineering, materials management, manufacturing planning, finance, budgeting, human resources, other general and administrative costs and interest expense. The revenues generated from the Corporate operating segment represent certain direct sales made by the Company directly from its distribution center. The products sold by this operating segment are the same products rented and sold by the U.S. and Canadian Rental and Cleaning reporting segment. The majority of expenses accounted for within the Corporate segment relate to costs of the U.S. and Canadian Rental and Cleaning segment, with the remainder of the costs relating to the Specialty Garment and First Aid segments.

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

The Company refers to the U.S. and Canadian Rental and Cleaning, MFG, and Corporate reporting segments combined as its “Core Laundry Operations,” which is included as a subtotal in the following tables (in thousands):

UniFirst Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Thirteen weeks ended	U.S. and Canadian Rental and Cleaning	MFG	Net Interco MFG Elim	Corporate	Subtotal Core Laundry Operations	Specialty Garments	First Aid	Total

February 24, 2018
Revenues	$368,386	$59,769	$(59,738)	$10,538	$378,955	$27,009	$13,300	$419,264

Operating income (loss)	$48,516	$21,994	$(2,797)	$(29,629)	$38,084	$2,800	$1,068	$41,952

Interest (income) expense, net	$(1,094)	$—	$—	$(336)	$(1,430)	$—	$—	$(1,430)

Income (loss) before taxes	$49,602	$21,974	$(2,797)	$(29,280)	$39,499	$3,001	$1,068	$43,568

February 25, 2017
Revenues	$350,059	$46,224	$(46,118)	$8,221	$358,386	$21,787	$11,254	$391,427

Operating income (loss)	$42,731	$16,652	$1,007	$(27,331)	$33,059	$2,095	$992	$36,146

Interest (income) expense, net	$(925)	$—	$—	$(195)	$(1,120)	$—	$—	$(1,120)

Income (loss) before taxes	$43,691	$16,630	$1,007	$(27,093)	$34,235	$2,147	$992	$37,374

Twenty-six weeks ended

February 24, 2018
Revenues	$733,904	$123,714	$(123,657)	$18,790	$752,751	$55,436	$26,855	$835,042

Operating income (loss)	$103,314	$45,981	$(7,534)	$(57,319)	$84,442	$7,277	$2,144	$93,863

Interest (income) expense, net	$(2,043)	$—	$—	$(663)	$(2,706)	$—	$—	$(2,706)

Income (loss) before taxes	$105,366	$45,884	$(7,534)	$(56,613)	$87,103	$7,354	$2,144	$96,601

February 25, 2017
Revenues	$694,540	$95,086	$(94,922)	$15,525	$710,229	$44,143	$23,163	$777,535

Operating income (loss)	$95,558	$34,859	$68	$(53,753)	$76,732	$3,246	$1,925	$81,903

Interest (income) expense, net	$(1,759)	$—	$—	$(162)	$(1,921)	$—	$—	$(1,921)

Income (loss) before taxes	$97,399	$34,852	$68	$(53,673)	$78,646	$2,867	$1,925	$83,438

UniFirst Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

16. Subsequent Events

On March 27, 2018, UniFirst repurchased 1.105 million shares of Class B Common Stock and 0.073 million shares of Common Stock for a combined $146.0 million in a private transaction with the Croatti family at a per share price of $124.00.

This opportunity to repurchase shares from the Croatti family was evaluated by an independent special committee of the Board of Directors (the “Special Committee”). The sale of shares by the Croatti family was executed to provide liquidity as well as for estate and family financial planning following the passing of former UniFirst Chief Executive Officer, Ronald D. Croatti.

The Special Committee determined that a repurchase of Croatti family Class B Common Stock at a discount to market was in the best interests of the Company as it is accretive to earnings per share and addresses uncertainties that may have been created if the Croatti family had pursued other liquidity options.  The Special Committee undertook its evaluation with the assistance of Stifel Financial Corp. (“Stifel”) and received an opinion from Stifel to the effect that, as of March 27, 2018, the $124.00 per share in cash to be paid was fair to the Company, from a financial point of view.  The entire Board of Directors other than Cynthia Croatti, who is affiliated with the selling shareholders and therefore abstained, approved the transaction upon the recommendation of the Special Committee.

On March 28, 2018, the Company announced that it will be raising its quarterly dividend to $0.1125 per share for Common Stock and to $0.09 per share for Class B Common Stock, up from $0.0375 and $0.03 per share, respectively. The amount and timing of any dividend payment is subject to the approval of the Board of Directors each quarter.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR FOR FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and any documents incorporated by reference contain forward looking statements within the meaning of the federal securities laws. Forward looking statements contained in this Quarterly Report on Form 10-Q and any documents incorporated by reference are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Forward looking statements may be identified by words such as “estimates,” “anticipates,” “projects,” “plans,” “expects,” “intends,” “believes,” “seeks,” “could,” “should,” “may,” “will,” “strategy,” or the negative versions thereof, and similar expressions and by the context in which they are used. Such forward looking statements are based upon our current expectations and speak only as of the date made. Such statements are highly dependent upon a variety of risks, uncertainties and other important factors that could cause actual results to differ materially from those reflected in such forward looking statements. Such factors include, but are not limited to, the performance and success of our new Chief Executive Officer, uncertainties caused by adverse economic conditions and their impact on our customers’ businesses and workforce levels, uncertainties regarding our ability to consummate and successfully integrate acquired businesses, our ability to maintain and grow Arrow Uniform’s customer base and enhance its operating margins, uncertainties regarding any existing or newly-discovered expenses and liabilities related to environmental compliance and remediation, any adverse outcome of pending or future contingencies or claims, our ability to compete successfully without any significant degradation in our margin rates, seasonal and quarterly fluctuations in business levels, our ability to preserve positive labor relationships and avoid becoming the target of corporate labor unionization campaigns that could disrupt our business, the effect of currency fluctuations on our results of operations and financial condition, our dependence on third parties to supply us with raw materials, any loss of key management or other personnel, increased costs as a result of any future changes in federal or state laws, rules and regulations or governmental interpretation of such laws, rules and regulations, uncertainties regarding the impact of the recently passed U.S. tax reform on our business, results of operations and financial condition, uncertainties regarding the price levels of natural gas, electricity, fuel and labor, the negative effect on our business from sharply depressed oil prices, the continuing increase in domestic healthcare costs, including the ultimate impact of the Affordable Care Act, our ability to retain and grow our customer base, demand and prices for our products and services, fluctuations in our Specialty Garments business, rampant criminal activity and instability in Mexico where our principal garment manufacturing plants are located, our ability to properly and efficiently design, construct, implement and operate a new customer relationship management (“CRM”) computer system, interruptions or failures of our information technology systems, including as a result of cyber-attacks, additional professional and internal costs necessary for compliance with recent and proposed future changes in Securities and Exchange Commission, New York Stock Exchange and accounting rules, strikes and unemployment levels, our efforts to evaluate and potentially reduce internal costs, economic and other developments associated with the war on terrorism and its impact on the economy and general economic conditions, our ability to successfully implement our business strategies and processes, including our capital allocation strategies, and other factors described under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended August 26, 2017 and in our other filings with the Securities and Exchange Commission. We undertake no obligation to update any forward looking statements to reflect events or circumstances arising after the date on which such statements are made.

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

As mentioned and described in Note 15 to the Consolidated Financial Statements, we have five reporting segments: U.S. and Canadian Rental and Cleaning, MFG, Corporate, Specialty Garments and First Aid. We refer to the laundry locations of the U.S. and Canadian Rental and Cleaning reporting segment as “industrial laundries” or “industrial laundry locations”, and to the U.S. and Canadian Rental and Cleaning, MFG, and Corporate reporting segments combined as our “Core Laundry Operations.”

Critical Accounting Policies and Estimates

The discussion of our financial condition and results of operations is based upon the Consolidated Financial Statements, which have been prepared in conformity with United States generally accepted accounting principles (“U.S. GAAP”). As such, management is required to make certain estimates, judgments and assumptions that are believed to be reasonable based on the information available. These estimates and assumptions affect the reported amount of assets and liabilities, revenues and expenses, and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results may differ from these estimates under different assumptions or conditions.

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

Results of Operations

The following table presents certain selected financial data, including the percentage of revenues represented by each item, for the thirteen and twenty-six weeks ended February 24, 2018 and February 25, 2017.

	Thirteen weeks ended					Twenty-six weeks ended
(In thousands, except percentages)	February 24, 2018	% of Rev.	February 25, 2017	% of Rev.	% Change	February 24, 2018	% of Rev.	February 25, 2017	% of Rev.	% Change

Revenues	$419,264	100.0%	$391,427	100.0%	7.1%	$835,042	100.0%	$777,535	100.0%	7.4%

Operating expenses:
Cost of revenues (1)	265,400	63.3	249,280	63.7	6.5	519,050	62.2	488,045	62.8	6.4
Selling and administrative expenses (1)	88,648	21.1	84,861	21.7	4.5	176,158	21.1	164,307	21.1	7.2
Depreciation and amortization	23,264	5.5	21,140	5.4	10.0	45,971	5.5	43,280	5.6	6.2
Total operating expenses	377,312	90.0	355,281	90.8	6.2	741,179	88.8	695,632	89.5	6.5

Operating income	41,952	10.0	36,146	9.2	16.1	93,863	11.2	81,903	10.5	14.6

Other income, net	(1,616)	(0.4)	(1,228)	(0.3)	31.6	(2,738)	(0.3)	(1,535)	(0.2)	78.4

Income before income taxes	43,568	10.4	37,374	9.5	16.6	96,601	11.6	83,438	10.7	15.8
(Benefit) provision for income taxes	(14,810)	(3.5)	14,858	3.8	(199.7)	4,017	0.5	32,708	4.2	(87.7)

Net income	$58,378	13.9%	$22,516	5.8%	159.3%	$92,584	11.1%	$50,730	6.5%	82.5%

(1) Exclusive of depreciation on our property, plant and equipment and amortization on our intangible assets.

General

We derive our revenues through the design, manufacture, personalization, rental, cleaning, delivering, and selling of a wide range of uniforms and protective clothing, including shirts, pants, jackets, coveralls, lab coats, smocks and aprons and specialized protective wear, such as flame resistant and high visibility garments. We also rent industrial wiping products, floor mats, facility service products, other non-garment items, and provide restroom and cleaning supplies and first aid cabinet services and other safety supplies, to a variety of manufacturers, retailers and service companies. We have five reporting segments, U.S. and Canadian Rental and Cleaning, MFG, Corporate, Specialty Garments, and First Aid. We refer to the U.S. and Canadian Rental and Cleaning, MFG, and Corporate reporting segments combined as our “Core Laundry Operations.”

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

We have a substantial number of plants and conduct a significant portion of our business in energy producing regions in the U.S and Canada. In general, we are relatively more dependent on business in these regions than are many of our competitors. For example, the dramatic decrease in oil prices beginning in 2014 directly affected our customers in the oil industry as they curtailed their level of operations, which also had a corresponding effect on our customers in businesses which service or supply the oil industry as well as our customers in unrelated businesses located in areas which had benefited from the economic expansion generated by the robust growth driven by the higher oil prices in prior years. As a result, our organic growth in periods following this dramatic decrease in oil prices was negatively impacted by elevated headcount reductions in our wearer base as well as increased lost accounts. Recent trends indicate that increased energy prices have resulted in stabilized or improved wearer levels at existing customers in our North American energy-dependent markets. Our operating results are also directly impacted by the costs of the gasoline used to fuel our vehicles and the natural gas used to operate our plants. While it is difficult to quantify the positive and negative impacts on our future financial results from changes in energy prices, in general, we believe that significant decreases in oil prices would have an overall negative impact on our results due to cutbacks by our customers both in, and dependent upon, the oil industry which would outweigh the benefits in our operating costs from lower energy costs.

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

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”), was enacted, which, among other provisions, reduces the U.S. federal corporate income tax rate effective January 1, 2018 from its current 35% rate to a new 21% corporate rate and impose a one-time transition tax on earnings held outside of the United States. We have made reasonable estimates of the effects of the Act and these estimates could change in future periods as we complete our analysis of the effects of the Act (see Note 12 to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q). As a result of this law, U.S. corporations are subject to lower income tax rates, and we were required to remeasure our U.S. net deferred tax liabilities at a lower rate, resulting in a net benefit of $22.7 million recorded in the provision for income taxes for both the thirteen and twenty-six weeks ended February 24, 2018. Partially offsetting this benefit, we recorded a charge of $2.5 million for transition taxes related to the deemed repatriation of foreign earnings for both the thirteen and twenty-six weeks ended February 24, 2018.

A portion of our sales is derived from international markets, including Canada. Revenues denominated in currencies other than the U.S. dollar represented approximately 8.0% of total consolidated revenues for both the thirteen and twenty-six weeks ended February 24, 2018, respectively. Revenues denominated in currencies other than the U.S. dollar represented approximately 7.4% and 7.3% of total consolidated revenues for the thirteen and twenty-six weeks ended February 25, 2017, respectively. The operating results of our international subsidiaries are translated into U.S. dollars and such results are affected by movements in foreign currencies relative to the U.S. dollar. In addition, fluctuations in the Canadian dollar may have an effect on the margins of our Canadian business because a weaker Canadian dollar will increase the cost of merchandise and other operational inputs that are sourced from outside of Canada. Our operating results in future years could be negatively impacted by any devaluation, as compared to the U.S. dollar, of the Canadian dollar or any of the currencies of the other countries in which we operate.

On March 27, 2018, we repurchased 1.105 million shares of Class B Common Stock and 0.073 million shares of Common Stock for a combined $146.0 million in a private transaction with the Croatti family at a per share price of $124.00. This opportunity to repurchase shares from the Croatti family was evaluated by an independent special committee of the Board of Directors (the “Special Committee”). The sale of shares by the Croatti family was executed to provide liquidity as well as for estate and family financial planning following the passing of our former Chief Executive Officer, Ronald D. Croatti. The Special Committee determined that a repurchase of Croatti family Class B Common Stock at a discount to market was in our best interests as it is accretive to earnings per share and addresses uncertainties that may have been created if the Croatti family had pursued other liquidity options.

The Special Committee undertook its evaluation with the assistance of Stifel Financial Corp. (“Stifel”) and received an opinion from Stifel to the effect that, as of March 27, 2018, the $124.00 per share in cash to be paid was fair to us, from a financial point of view.

The entire Board of Directors other than Cynthia Croatti, who is affiliated with the selling shareholders and therefore abstained, approved the transaction upon the recommendation of the Special Committee.

On March 28, 2018, we announced that we will be raising our quarterly dividend to $0.1125 per share for Common Stock and to $0.09 per share for Class B Common Stock, up from $0.0375 and $0.03 per share, respectively. The amount and timing of any dividend payment is subject to the approval of the Board of Directors each quarter.

Thirteen weeks ended February 24, 2018 compared with thirteen weeks ended February 25, 2017

Revenues

(In thousands, except percentages)	February 24, 2018	February 25, 2017	Dollar Change	Percent Change

Core Laundry Operations	$378,955	$358,386	$20,569	5.7%
Specialty Garments	27,009	21,787	5,222	24.0%
First Aid	13,300	11,254	2,046	18.2%
Consolidated total	$419,264	$391,427	$27,837	7.1%

For the thirteen weeks ended February 24, 2018, our consolidated revenues increased by $27.8 million from the comparable period in fiscal 2017, or 7.1%. This increase was primarily due to a $20.6 million increase in revenues from our Core Laundry Operations. Revenues from our Core Laundry Operations increased to $379.0 million for the thirteen weeks ended February 24, 2018 from $358.4 million for the comparable period of fiscal 2017, or 5.7%. Excluding the positive effect of acquisitions, which we estimate increased our revenues by approximately 0.4%, as well as a slightly stronger Canadian dollar, which favorably impacted our growth by 0.3%, organic growth for our Core Laundry Operations was 5.0%. Organic growth in the second quarter of fiscal 2018 benefited from solid new account sales as well as positive price adjustments and improved collections on merchandise recovery charges. These positive drivers were partially offset by moderately higher lost accounts compared to the second quarter of prior year.

Specialty Garments’ revenues increased to $27.0 million in the second quarter of fiscal 2018 from $21.8 million in the comparable period of fiscal 2017, an increase of $5.2 million, or 24.0%. This segment’s results are often affected by the timing and length of its customers’ power reactor outages as well as its project-based activities. The improvement in results in the second quarter of fiscal 2018 compared to the comparable period of fiscal 2017 was primarily due to increased outages and project-based activity at the segment’s Canadian and European nuclear customers, as well as solid growth from the cleanroom division. This segment’s results can vary significantly due to seasonality and the timing of reactor outages and projects.

First Aid revenues increased to $13.3 million in the second quarter of fiscal 2018 from $11.3 million in the comparable period in fiscal 2017, an increase of 18.2%. The improvement in the results was due to a strong performance from this segment's wholesale distribution business as well as a small acquisition that closed in the third quarter of fiscal 2017.

Cost of Revenues

For the thirteen weeks ended February 24, 2018 and February 25, 2017, cost of revenues was 63.3% and 63.7% of revenues respectively. The decrease was primarily due to lower merchandise costs and other production costs as a percentage of revenues. These favorable comparisons were partially offset by higher healthcare claims as a percentage of revenues in our Core Laundry Operations compared to the prior year period. In addition, our Specialty Garments segment's costs of revenues were higher as a percentage of revenues in the second quarter of fiscal 2018 as compared to the comparable prior year period of fiscal 2017 due to higher merchandise costs as a percentage of revenue in the quarter.

Selling and Administrative Expense

Selling and administrative expenses were 21.1% and 21.7% of revenues for the thirteen weeks ended February 24, 2018 and February 25, 2017, respectively. This decrease was due primarily to lower stock compensation expense in the second quarter of fiscal 2018 as compared to the second quarter of fiscal 2017. This decrease was partially offset by higher administrative payroll costs in the second quarter of fiscal 2018 compared to the second quarter of fiscal 2017.

Depreciation and Amortization

Our depreciation and amortization expense was $23.3 million, or 5.5% of revenues, for the thirteen weeks ended February 24, 2018 compared to $21.1 million, or 5.4% of revenues, for the thirteen weeks ended February 25, 2017. Depreciation and amortization expense increased due primarily to capital expenditure activity in earlier periods and amortization from acquisitions.

Operating Income

For the thirteen weeks ended February 24, 2018 and February 25, 2017, changes in our revenues and costs as discussed above resulted in the following changes in our operating income:

(In thousands, except percentages)	February 24, 2018	February 25, 2017	Dollar Change	Percent Change

Core Laundry Operations	$38,084	$33,059	$5,025	15.2%
Specialty Garments	2,800	2,095	705	33.6%
First Aid	1,068	992	76	7.7%
Consolidated total	$41,952	$36,146	$5,806	16.1%

Other Income, net

Other income, net, which includes interest income, net and other expense, net, was income of $1.6 million in the thirteen weeks ended February 24, 2018 compared to income of $1.2 million in the thirteen weeks ended February 25, 2017. This increase of $0.4 million was primarily due to interest income, net of $1.4 million during the thirteen weeks ended February 24, 2018 as compared to interest income of $1.1 million during the thirteen weeks ended February 25, 2017 and to lower foreign exchange losses compared to the same period a year ago.

Provision for Income Taxes

Our effective income tax rate for the thirteen weeks ended February 24, 2018 was (34.0)% compared to a provision of 39.8% for the thirteen weeks ended February 25, 2017. The benefit recorded in the second quarter of fiscal 2018 is due primarily to the impact of the Act, enacted on December 22, 2017, which lowered the U.S. federal income tax rates as of January 1, 2018. These new rates required us to remeasure our U.S. net deferred income tax liabilities in the second quarter of fiscal 2018. Also, we will be subject to a one-time transition tax for the deemed repatriation of our foreign earnings. The remeasurement of our U.S. net deferred tax liabilities and the one-time transition tax resulted in a $20.2 million net benefit to our provision for income taxes in the second quarter of fiscal 2018. Our effective tax rate for the second quarter of fiscal 2018 also benefited from the effect of the lower U.S. federal income tax rates on our earnings for the first half of the year. In addition to the impact from the Act, our effective tax rate for the thirteen weeks ended February 24, 2018 was lower due to a discrete tax benefit of $0.6 million from the adoption of new accounting guidance during the first quarter of fiscal 2018 that requires tax effects of exercised or vested awards to be treated as discrete items as a reduction of income tax expense in the reporting period in which they occur.

Twenty-six weeks ended February 24, 2018 compared with twenty-six weeks ended February 25, 2017

Revenues

(In thousands, except percentages)	February 24, 2018	February 25, 2017	Dollar Change	Percent Change

Core Laundry Operations	$752,751	$710,229	$42,522	6.0%
Specialty Garments	55,436	44,143	11,293	25.6%
First Aid	26,855	23,163	3,692	15.9%
Consolidated total	$835,042	$777,535	$57,507	7.4%

For the twenty-six weeks ended February 24, 2018, our consolidated revenues increased by $57.5 million from the comparable period in fiscal 2017, or 7.4%. This increase was primarily due to a $42.5 million increase in revenues from our Core Laundry Operations. Revenues from our Core Laundry Operations increased to $752.8 million for the twenty-six weeks ended February 24, 2018 from $710.2 million for the comparable period of fiscal 2017, or 6.0%. Excluding the positive effect of acquisitions, which we estimate increased our revenues by approximately 0.9%, as well as a slightly stronger Canadian dollar, which favorably impacted our growth by 0.3%, organic growth for our Core Laundry Operations was 4.8%. Organic growth consists primarily of new sales, price increases, and net changes in the wearer levels at our existing customers, offset by lost accounts.

Specialty Garments’ revenues increased to $55.4 million in the first half of fiscal 2018 from $44.1 million in the comparable period of fiscal 2017, an increase of $11.3 million, or 25.6%. This segment’s results are often affected by the timing and length of its customers’ power reactor outages as well as its project-based activities. The improvement in results for the twenty-six weeks ended February 24, 2018 compared to the comparable period of fiscal 2017 was primarily due to increased outages and project-based activity at the segment’s Canadian and European nuclear customers, as well as solid growth from the cleanroom division. This segment’s results can vary significantly due to seasonality and the timing of reactor outages and projects.

First Aid revenues increased to $26.9 million in the first half of fiscal 2018 from $23.2 million in the comparable period in fiscal 2017, an increase of 15.9%. The improvement in the results was due to a strong performance from this segment's wholesale distribution business as well as a small acquisition that closed in the third quarter of fiscal 2017.

Cost of Revenues

For the twenty-six weeks ended February 24, 2018 and February 25, 2017, cost of revenues was 62.2% and 62.8% of revenues respectively. The decrease was primarily due to lower merchandise costs and other production costs as a percentage of revenues partially offset by higher levels of claims for healthcare and higher service payroll costs in our Core Laundry Operations. In addition, our Specialty Garments segment's costs of revenues were lower as a percentage of revenues due to the leverage created by the strong revenue growth in the twenty-six weeks ended February 24, 2018 compared to the prior year comparable period.

Selling and Administrative Expense

While selling and administrative expenses were 21.1% of revenues for both the twenty-six weeks ended February 24, 2018 and February 25, 2017, they were positively impacted by lower stock compensation expense in the first half of fiscal 2018. This was offset by higher administrative payroll and other costs in the twenty-six weeks ended February 24, 2018.

Depreciation and Amortization

Our depreciation and amortization expense was $46.0 million, or 5.5%% of revenues, for the twenty-six weeks ended February 24, 2018 compared to $43.3 million, or 5.6% of revenues, for the twenty-six weeks ended February 25, 2017. Depreciation and amortization expense increased due primarily to capital expenditure activity in earlier periods.

 Operating Income

For the twenty-six weeks ended February 24, 2018 and February 25, 2017, changes in our revenues and costs as discussed above resulted in the following changes in our operating income:

(In thousands, except percentages)	February 24, 2018	February 25, 2017	Dollar Change	Percent Change

Core Laundry Operations	$84,442	$76,732	$7,710	10.0%
Specialty Garments	7,277	3,246	4,031	124.2%
First Aid	2,144	1,925	219	11.4%
Consolidated total	$93,863	$81,903	$11,960	14.6%

Other Income, net

Other income, net, which includes interest income, net and other expense, net, was income of $2.7 million in the twenty-six weeks ended February 24, 2018 compared to income of $1.5 million in the twenty-six weeks ended February 25, 2017. This increase of $1.2 million was primarily due to interest income, net of $2.7 million during the twenty-six weeks ended February 24, 2018 as compared to interest income of $1.9 million during the twenty-six weeks ended February 25, 2017 and to lower foreign exchange losses as compared to the same period a year ago.

Provision for Income Taxes

Our effective income tax rate for the twenty-six weeks ended February 24, 2018 was 4.2% compared to 39.2% for the twenty-six weeks ended February 25, 2017. The change in our effective tax rate was due primarily to the impact of the Act, which lowered the U.S. federal income tax rates as of January 1, 2018. These new rates required us to remeasure our U.S. net deferred income tax liabilities in the twenty-six weeks ended February 24, 2018. Also, we will be subject to a one-time transition tax for the deemed repatriation of our foreign earnings. The remeasurement of our U.S. net deferred tax liabilities and the one-time transition tax resulted in a $20.2 million net benefit to our provision for income taxes in the twenty-six weeks ended February 24, 2018. Our effective tax rate for the first half of fiscal 2018 also benefited from the effect of the lower U.S. federal income tax rates on our earnings. In addition to the impact from the Act, our effective tax rate for the twenty-six weeks ended February 24, 2018 was lower due to a discrete tax benefit of $2.2 million from the adoption of new accounting guidance during the first half of fiscal 2018 that requires tax effects of exercised or vested awards to be treated as discrete items as a reduction of income tax expense in the reporting period in which they occur.

Liquidity and Capital Resources

General

Cash, cash equivalents and short-term investments totaled $387.7 million as of February 24, 2018, an increase of $37.9 million from August 26, 2017 when the amount totaled $349.8 million. Our working capital was $679.0 million as of February 24, 2018 compared to $636.4 million as of August 26, 2017. We generated $118.9 million and $218.3 million in cash from operating activities in the twenty-six weeks ended February 24, 2018 and the full fiscal year ended August 26, 2017, respectively. On March 27, 2018, we repurchased 1.105 million shares of Class B Common Stock and 0.073 million shares of Common Stock for a combined $146.0 million in a private transaction with the Croatti family at a per share price of $124.00. After this transaction, our cash, cash equivalents and short-term investments balance is over $200 million. We believe that our current cash, cash equivalents and short-term investments balances, our cash generated from future operations and amounts available under our Credit Agreement (defined below) will be sufficient to meet our current anticipated working capital and capital expenditure requirements for at least the next 12 months.

We have accumulated $55.2 million in cash outside the United States that will be subject to a one-time transition tax as discussed in Note 12 of our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. This cash is expected to be invested indefinitely in our foreign subsidiaries. If these funds were distributed to the U.S in the form of dividends, we would likely be subject to additional taxes including withholding taxes from the countries where the cash is currently held. We do not believe that any resulting taxes payable for cash outside the United States would have a material impact on our liquidity.

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

Cash Provided by Operating Activities

Cash provided by operating activities for the twenty-six weeks ended February 24, 2018 was $118.9 million, an increase of $4.2 million from the comparable period in the prior year when cash provided by operating activities was $114.7 million. The increased cash provided by operating activities was due primarily to higher net income due to an increase in revenue and the impact of the Act.   Also contributing to the increase was the timing of tax payments.  These increases were partially offset by the $12.5 million of cash received in September 2016 related to a settlement of environmental litigation we entered into in the fourth quarter of fiscal 2016, increases in inventory due to the growth in revenue, and the timing of accounts payable payments.

Cash Used in Investing Activities

Cash used in investing activities for the twenty-six weeks ended February 24, 2018 was $77.4 million, a decrease of $86.1 million from the comparable period in the prior year when cash used in investing activities was $163.5 million. The net decrease in cash used in investing activities was primarily the result of $119.9 million of cash paid during the twenty-six weeks ended February 25, 2017 in connection with our acquisition of Arrow Uniform in September 2016.

Cash Used in Financing Activities

Cash used in financing activities for the twenty-six weeks ended February 24, 2018 was $3.1 million compared to cash used in financing activities of $0.7 million for the twenty-six weeks ended February 25, 2017. This change was primarily due to the adoption of new accounting guidance during the first quarter of fiscal 2018 that requires that tax effect of exercised or vested equity awards to be treated as an operating activity instead of a financing activity on a prospective basis.

Long-Term Debt and Borrowing Capacity

On April 11, 2016, we entered into an amended and restated $250 million unsecured revolving credit agreement (the “Credit Agreement”) with a syndicate of banks, which matures on April 11, 2021. Under the Credit Agreement, we are able to borrow funds at variable interest rates based on, at our election, the Eurodollar rate or a base rate, plus in each case a spread based on our consolidated funded debt ratio. Availability of credit requires compliance with certain financial and other covenants, including a maximum consolidated funded debt ratio and minimum consolidated interest coverage ratio as defined in the Credit Agreement. We test our compliance with these financial covenants on a fiscal quarterly basis. As of February 24, 2018, the interest rates applicable to our borrowings under the Credit Agreement would be calculated as LIBOR plus 75 basis points at the time of the respective borrowing. As of February 24, 2018, we had no outstanding borrowings and had outstanding letters of credit amounting to $77.6 million, leaving $172.4 million available for borrowing under the Credit Agreement.

As of February 24, 2018, we were in compliance with all covenants under the Credit Agreement.

Derivative Instruments and Hedging Activities

In January 2015, we entered into sixteen forward contracts to exchange Canadian dollars (“CAD”) for U.S. dollars at fixed exchange rates in order to manage our exposure related to certain forecasted CAD denominated sales of one of our subsidiaries. The hedged transactions are specified as the first amount of CAD denominated revenues invoiced by one of our domestic subsidiaries each fiscal quarter, beginning in the third fiscal quarter of 2015 and continuing through the second fiscal quarter of 2019. In total, we will sell approximately 31.0 million CAD at an average Canadian-dollar exchange rate of 0.7825 over these quarterly periods. We concluded that the forward contracts met the criteria to qualify as a cash flow hedge under U.S. GAAP. Accordingly, we have reflected all changes in the fair value of the forward contracts in accumulated other comprehensive loss, a component of shareholders’ equity. Upon the maturity of each foreign exchange forward contract, the gain or loss on the contract will be recorded as an adjustment to revenues.

As of February 24, 2018, we had forward contracts with a notional value of approximately 6.8 million CAD outstanding and recorded nominal amounts for the fair value of the contracts in other current liabilities with a corresponding loss in accumulated other comprehensive loss, which was recorded net of tax. During the twenty-six weeks ended February 24, 2018, we reclassified a nominal amount from accumulated other comprehensive loss to revenue, related to the derivative financial instruments. The loss in accumulated other comprehensive loss as of February 24, 2018 is expected to be reclassified to revenues prior to its maturity on February 22, 2019.

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

U.S. GAAP requires that a liability for contingencies be recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Significant judgment is required to determine the existence of a liability, as well as the amount to be recorded. We regularly consult with attorneys and outside consultants in our consideration of the relevant facts and circumstances before recording a contingent liability. Changes in enacted laws, regulatory orders or decrees, our estimates of costs, risk-free interest rates, insurance proceeds, participation by other parties, the timing of payments, the input of our attorneys and outside consultants or other factual circumstances could have a material impact on the amounts recorded for our environmental and other contingent liabilities.

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

There is usually a range of reasonable estimates of the costs associated with each site. In accordance with U.S. GAAP, our accruals reflect the amount within the range that we believe is the best estimate or the low end of a range of estimates if no point within the range is a better estimate. Where we believe that both the amount of a particular liability and the timing of the payments are reliably determinable, we adjust the cost in current dollars using a rate of 3% for inflation until the time of expected payment and discount the cost to present value using current risk-free interest rates. As of February 24, 2018, the risk-free interest rates we utilized ranged from 2.9% to 3.2%.

For environmental liabilities that have been discounted, we include interest accretion, based on the effective interest method, in selling and administrative expenses on the Consolidated Statements of Income. The changes to the amounts of our environmental liabilities for the twenty-six weeks ended February 24, 2018 were as follows (in thousands):

February 24, 2018
Beginning balance as of August 26, 2017	$25,419
Costs incurred for which reserves had been provided	(627)
Insurance proceeds	56
Interest accretion	346
Change in discount rates	(858)

Balance as of February 24, 2018	$24,336

Anticipated payments and insurance proceeds relating to currently identified environmental remediation liabilities as of February 24, 2018, for the next five fiscal years and thereafter, as measured in current dollars, are reflected below.

(In thousands)	2018	2019	2020	2021	2022	Thereafter	Total
Estimated costs – current dollars	$8,658	$1,880	$1,477	$1,305	$1,157	$12,304	$26,781

Estimated insurance proceeds	(103)	(173)	(159)	(173)	(159)	(993)	(1,760)

Net anticipated costs	$8,555	$1,707	$1,318	$1,132	$998	$11,311	$25,021

Effect of inflation							7,623
Effect of discounting							(8,308)

Balance as of February 24, 2018							$24,336

Estimated insurance proceeds are primarily received from an annuity received as part of our legal settlement with an insurance company. Annual proceeds of approximately $0.3 million are deposited into an escrow account which funds remediation and monitoring costs for three sites related to our former operations in Williamstown, Vermont. Annual proceeds received but not expended in the current year accumulate in this account and may be used in future years for costs related to this site through the year 2027. As of February 24, 2018, the balance in this escrow account, which is held in a trust and is not recorded in our Consolidated Balance Sheet, was approximately $3.6 million. Also included in estimated insurance proceeds are amounts we are entitled to receive pursuant to legal settlements as reimbursements from three insurance companies for estimated costs at the site in Uvalde, Texas.

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

Off-Balance Sheet Arrangements

As of February 24, 2018, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Securities and Exchange Commission Regulation S-K.

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

Contractual Obligations and Other Commercial Commitments

As of February 24, 2018, there were no material changes in our contractual obligations that were disclosed in our Annual Report on Form 10-K for the year ended August 26, 2017.

Recent Accounting Pronouncements

See Note 2 to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for more information on recently implemented and issued accounting standards.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

We have determined that all of our foreign subsidiaries operate primarily in local currencies that represent the functional currencies of such subsidiaries. All assets and liabilities of our foreign subsidiaries are translated into U.S. dollars using the exchange rate prevailing at the balance sheet date. The effect of exchange rate fluctuations on the translation of assets and liabilities are recorded as a component of shareholders’ equity. Revenues and expenses are translated at the average exchange rates in effect during each month of the fiscal year. As such, our financial condition and operating results are affected by fluctuations in the value of the U.S. dollar as compared to currencies in foreign countries. Revenues denominated in currencies other than the U.S. dollar represented approximately 8.0% of total consolidated revenues for both the thirteen and twenty-six weeks ended February 24, 2018, and total assets denominated in currencies other than the U.S. dollar represented approximately 7.9% and 8.2% of total consolidated assets as of February 24, 2018 and August 26, 2017, respectively. If exchange rates had increased or decreased by 10% from the actual rates in effect during the thirteen and twenty-six weeks ended February 24, 2018, our revenues would have increased or decreased by approximately $3.4 million and $6.7 million, respectively and total assets as of February 24, 2018 would have increased or decreased by approximately $15.0 million.

In January 2015, we entered into sixteen forward contracts to exchange CAD for U.S. dollars at fixed exchange rates in order to manage our exposure related to certain forecasted CAD denominated sales of one of our subsidiaries. The hedged transactions are specified as the first amount of CAD denominated revenues invoiced by one of our domestic subsidiaries each fiscal quarter, beginning in the third fiscal quarter of 2015 and continuing through the second fiscal quarter of 2019. In total, we will sell approximately 31.0 million CAD at an average Canadian-dollar exchange rate of 0.7825 over these quarterly periods. We concluded that the forward contracts met the criteria to qualify as a cash flow hedge under U.S. GAAP. Accordingly, we have reflected all changes in the fair value of the forward contracts in accumulated other comprehensive loss, a component of shareholders’ equity. Upon the maturity of each foreign exchange forward contract, the gain or loss on the contract will be recorded as an adjustment to revenues.

As of February 24, 2018, we had forward contracts with a notional value of approximately 6.8 million CAD outstanding and recorded nominal amounts for the fair value of the contracts in other current liabilities with a corresponding loss in accumulated other comprehensive loss, which was recorded net of tax. During the twenty-six weeks ended February 24, 2018, we reclassified a nominal amount from accumulated other comprehensive loss to revenue, related to the derivative financial instruments. The loss in accumulated other comprehensive loss as of February 24, 2018 is expected to be reclassified to revenues prior to its maturity on February 22, 2019.

Other than the forward contracts, discussed above, we do not operate a hedging program to mitigate the effect of a significant change in the value of our foreign subsidiaries functional currencies, which include the Canadian dollar, euro, British pound, Mexican peso and Nicaraguan cordoba, as compared to the U.S. dollar. Any losses or gains resulting from unhedged foreign currency transactions, including exchange rate fluctuations on intercompany accounts are reported as transaction losses (gains) in our other (income) expense. The intercompany payables and receivables are denominated in Canadian dollars, euros, British pounds, Mexican pesos and Nicaraguan cordobas. During the thirteen weeks ended February 24, 2018, transaction gains included in other (income) expense were approximately $0.2 million. During the twenty-six weeks ended February 24, 2018, transaction gains included in other (income) expense were a nominal amount. If exchange rates had increased or decreased by 10% during the thirteen and twenty-six weeks ended February 24, 2018, we would have recognized exchange gains or losses of approximately $1.0 million and $0.9 million, respectively.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter of fiscal year 2018 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended August 26, 2017, which could materially affect our business, financial condition, and future results. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and operating results. There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended August 26, 2017, except as follows:

The impact of recently enacted U.S. tax laws is not yet clear.
Congress recently enacted legislation commonly known as “The Tax Cuts and Jobs Act” (the “Act”). The Act made significant changes to U.S. federal income tax laws. Certain provisions of the Act could have an adverse effect on our financial condition and results of operations. The interpretations of many provisions of the Act are still unclear. We cannot predict when or to what extent any U.S. federal tax laws, regulations, interpretations, or rulings clarifying the Act will be issued or the impact of any such guidance on the Company. Certain key provisions of the Act that could impact us include, but are not limited to international tax provisions that affect the overall tax rate applicable to income earned from non-U.S. operations and limitations on the deductibility of executive compensation. We have made reasonable estimates of the effects of the Act, but these estimates could change in future periods as we complete our analysis of the effects of the Act.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

*	10.1 Amendment No. 1 to Amended and Restated 2010 Stock Option and Incentive Plan

*	31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

*	31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

**	32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**	32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
101 The following materials from UniFirst Corporation’s Quarterly Report on Form 10-Q for the quarter ended February 24, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UniFirst Corporation

April 3, 2018	By:	/s/ Steven S. Sintros Steven S. Sintros President and Chief Executive Officer

April 3, 2018		/s/ Shane O’Connor Shane O’Connor Senior Vice President and Chief Financial Officer