Form 10-Q
period 2018-05-26
UNIFIRST CORP
filed 2018-07-03
CIK 717954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 26, 2018

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
The number of outstanding shares of UniFirst Corporation Common Stock and Class B Common Stock at June 29, 2018 were 15,427,583 and 3,711,009, respectively.

UniFirst Corporation
Quarterly Report on Form 10-Q
For the Quarter ended May 26, 2018

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Consolidated Statements of Income
UniFirst Corporation and Subsidiaries
(Unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
(In thousands, except per share data)	May 26, 2018	May 27, 2017	May 26, 2018	May 27, 2017

Revenues	$427,384	$409,834	$1,262,426	$1,187,369

Operating expenses:
Cost of revenues (1)	267,146	255,824	786,196	743,869
Selling and administrative expenses (1)	88,350	93,077	264,508	257,384
Depreciation and amortization	24,801	22,162	70,772	65,442
Total operating expenses	380,297	371,063	1,121,476	1,066,695

Operating income	47,087	38,771	140,950	120,674

Other (income) expense:
Interest income, net	(1,189)	(809)	(3,895)	(2,730)
Other expense, net	484	218	452	604
Total other income, net	(705)	(591)	(3,443)	(2,126)

Income before income taxes	47,792	39,362	144,393	122,800
Provision for income taxes	11,433	15,000	15,450	47,708

Net income	$36,359	$24,362	$128,943	$75,092

Income per share – Basic:
Common Stock	$1.94	$1.26	$6.75	$3.89
Class B Common Stock	$1.55	$1.01	$5.38	$3.11

Income per share – Diluted:
Common Stock	$1.85	$1.19	$6.39	$3.68

Income allocated to – Basic:
Common Stock	$30,034	$19,307	$104,324	$59,486
Class B Common Stock	$6,325	$4,883	$24,619	$15,068

Income allocated to – Diluted:
Common Stock	$36,359	$24,199	$128,943	$74,581

Weighted average number of shares outstanding – Basic:
Common Stock	15,446	15,326	15,463	15,305
Class B Common Stock	4,087	4,846	4,573	4,846

Weighted average number of shares outstanding – Diluted:
Common Stock	19,687	20,279	20,178	20,254

Dividends per share:
Common Stock	$0.1125	$0.0375	$0.1875	$0.1125
Class B Common Stock	$0.0900	$0.0300	$0.1500	$0.0900
(1) Exclusive of depreciation on the Company’s property, plant and equipment and amortization on its intangible assets.
 The accompanying notes are an integral part of these
Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income
UniFirst Corporation and Subsidiaries
(Unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
(In thousands)	May 26, 2018	May 27, 2017	May 26, 2018	May 27, 2017

Net income	$36,359	$24,362	$128,943	$75,092

Other comprehensive (loss) income:
Foreign currency translation adjustments	(3,931)	(1,550)	(4,694)	(3,347)
Pension benefit liabilities	—	—	(1,192)	—
Change in fair value of derivatives, net of income taxes	106	211	165	333
Derivative financial instruments reclassified to earnings	(34)	(105)	(20)	(208)

Other comprehensive loss	(3,859)	(1,444)	(5,741)	(3,222)

Comprehensive income	$32,500	$22,918	$123,202	$71,870

The accompanying notes are an integral part of these
Consolidated Financial Statements.

Consolidated Balance Sheets
UniFirst Corporation and Subsidiaries
(Unaudited)

(In thousands, except share and par value data)	May 26, 2018	August 26, 2017

Assets
Current assets:
Cash, cash equivalents and short-term investments	$238,491	$349,752
Receivables, less reserves of $13,236 and $8,719	195,433	187,174
Inventories	87,978	79,068
Rental merchandise in service	164,271	151,340
Prepaid taxes	6,487	29,968
Prepaid expenses and other current assets	26,365	16,924
Total current assets	719,025	814,226

Property, plant and equipment, net of accumulated depreciation of $738,068 and $702,325	560,018	525,115
Goodwill	396,801	376,110
Customer contracts, net	68,664	67,485
Other intangible assets, net	3,811	4,259
Deferred income taxes	398	394
Other assets	29,326	31,539

Total assets	$1,778,043	$1,819,128

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$70,730	$64,691
Accrued liabilities	109,008	112,236
Accrued taxes	—	921
Total current liabilities	179,738	177,848

Accrued liabilities	106,629	106,736
Accrued and deferred income taxes	62,255	81,352

Total liabilities	348,622	365,936

Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred Stock, $1.00 par value; 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $0.10 par value; 30,000,000 shares authorized; 15,425,772 and 15,453,308 shares issued and outstanding as of May 26, 2018 and August 26, 2017, respectively	1,543	1,545
Class B Common Stock, $0.10 par value; 20,000,000 shares authorized; 3,711,009 and 4,815,519 shares issued and outstanding as of May 26, 2018 and August 26, 2017, respectively	371	482
Capital surplus	82,408	86,245
Retained earnings	1,372,358	1,386,438
Accumulated other comprehensive loss	(27,259)	(21,518)

Total shareholders’ equity	1,429,421	1,453,192

Total liabilities and shareholders’ equity	$1,778,043	$1,819,128

The accompanying notes are an integral part of these
Consolidated Financial Statements

Consolidated Statements of Cash Flows
UniFirst Corporation and Subsidiaries
(Unaudited)

Thirty-nine weeks ended (In thousands)	May 26, 2018	May 27, 2017
Cash flows from operating activities:
Net income	$128,943	$75,092
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	60,987	55,968
Amortization of intangible assets	9,785	9,474
Amortization of deferred financing costs	84	84
Gain on sale of assets	(225)	(567)
Share-based compensation	3,539	11,681
Accretion on environmental contingencies	519	450
Accretion on asset retirement obligations	704	636
Deferred income taxes	(20,369)	(1,845)
Changes in assets and liabilities, net of acquisitions:
Receivables, less reserves	(7,515)	(21,118)
Inventories	(8,953)	8,727
Rental merchandise in service	(11,864)	(2,561)
Prepaid expenses and other current assets and Other assets	(8,500)	11,325
Accounts payable	(261)	2,344
Accrued liabilities	(4,468)	1,593
Prepaid and accrued income taxes	24,886	4,534
Net cash provided by operating activities	167,292	155,817

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(38,522)	(124,486)
Capital expenditures	(88,870)	(80,462)
Proceeds from sale of assets	1,713	876
Other	(376)	(461)
Net cash used in investing activities	(126,055)	(204,533)

Cash flows from financing activities:
Proceeds from exercise of share-based awards, including excess tax benefits in fiscal 2017	460	2,989
Taxes withheld and paid related to net share settlement of equity awards	(2,645)	(2,168)
Repurchase of Common Stock	(146,011)	—
Payment of cash dividends	(2,172)	(2,173)
Net cash used in financing activities	(150,368)	(1,352)

Effect of exchange rate changes	(2,130)	(1,043)

Net decrease in cash, cash equivalents and short-term investments	(111,261)	(51,111)
Cash, cash equivalents and short-term investments at beginning of period	349,752	363,795

Cash, cash equivalents and short-term investments at end of period	$238,491	$312,684

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

In March 2016, the FASB issued updated guidance that simplifies several aspects of accounting for share-based payment transactions. This guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016 and, depending on the amendment, must be applied using a prospective transition method, retrospective transition method, modified retrospective transition method, prospectively and/or retroactively, with early adoption permitted. Accordingly, the Company adopted this standard on August 27, 2017. The impact of the adoption on the consolidated balance sheet as of May 26, 2018 was a cumulative-effect adjustment of $0.7 million, decreasing retained earnings and increasing capital surplus. The impact of the adoption on the consolidated statement of income was a decrease of $0.4 million and $2.6 million in the provision for income taxes during the thirteen and thirty-nine weeks ended May 26, 2018 respectively. As a result of the adoption of the updated guidance, our excess tax benefit is no longer included in our calculation of diluted shares under

UniFirst Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

the treasury stock method, resulting in an increase of a nominal amount of shares in the effect of dilutive securities for the thirteen and thirty-nine weeks ended May 26, 2018. The election to recognize forfeitures of share-based awards as they occur resulted in an increase of $0.1 million and $0.4 million in share-based compensation for the thirteen and thirty-nine weeks ended May 26, 2018 respectively. Prior periods have not been adjusted.

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

In February 2018, the FASB issued ASU 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” This ASU allows a reclassification from Accumulated Other Comprehensive Income to retained earnings for tax effects resulting from the Tax Cuts and Jobs Act (the “Act”) and requires certain new disclosures. ASU 2018-02 will be effective for the Company for fiscal years beginning after December 15, 2018, with early adoption permitted. The update should be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Act is recognized. The Company elected to early adopt ASU 2018-02 in the second quarter of fiscal 2018. The effect of the adoption of the standard was a decrease in accumulated other comprehensive loss of $1.2 million with the offset to retained earnings as recorded in the Company’s consolidated balance sheet and statement of changes in stockholders’ equity as of and for the thirty-nine weeks ended May 26, 2018.

3. Business Acquisitions

During the thirty-nine weeks ended May 26, 2018, the Company completed eight business acquisitions with an aggregate purchase price of approximately $37.6 million. The initial allocation of the purchase price is incomplete with respect to certain assets acquired. The results of operations of these acquisitions have been included in the Company’s consolidated financial results since their respective acquisition dates. These acquisitions were not significant in relation to the Company’s consolidated financial results and, therefore, pro-forma financial information has not been presented.

4. Fair Value Measurements

The assets or liabilities measured at fair value on a recurring basis are summarized in the tables below (in thousands):

	As of May 26, 2018
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents	$68,035	$—	$—	$68,035
Pension plan assets	—	4,982	—	4,982
Foreign currency forward contracts	—	49	—	49
Total assets at fair value	$68,035	$5,031	$—	$73,066

UniFirst Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

	As of August 26, 2017
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents	$81,253	$—	$—	$81,253
Pension plan assets	—	5,097	—	5,097
Total assets at fair value	$81,253	$5,097	$—	$86,350
Liabilities:
Foreign currency forward contracts	$—	$177	$—	$177
Total liabilities at fair value	$—	$177	$—	$177

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

The Company’s foreign currency forward contracts represent contracts the Company has entered into to exchange Canadian dollars for U.S. dollars at fixed exchange rates in order to manage its exposure related to certain forecasted Canadian dollar denominated sales of one of its subsidiaries. These contracts were included in other assets and other liabilities as of May 26, 2018 and August 26, 2017, respectively. The fair value of the forward contracts is based on similar exchange traded derivatives and are, therefore, included within Level 2 of the fair value hierarchy.

5. Derivative Instruments and Hedging Activities

As of May 26, 2018, the Company had forward contracts with a notional value of approximately 4.3 million CAD outstanding and recorded nominal amounts for the fair value of the contracts in prepaid expenses and other current assets with a corresponding gain in accumulated other comprehensive loss, which was recorded net of tax. During the thirty-nine weeks ended May 26, 2018, the Company reclassified a nominal amount from accumulated other comprehensive loss to revenue, related to the derivative financial instruments. The gain in accumulated other comprehensive loss as of May 26, 2018 is expected to be reclassified to revenues prior to its maturity on February 22, 2019.

6. Employee Benefit Plans

Defined Contribution Retirement Savings Plan

The Company has a defined contribution retirement savings plan with a 401(k) feature for all eligible U.S and Canadian employees not under collective bargaining agreements. The Company matches a portion of the employee’s contribution and may make an additional contribution at its discretion. Contributions charged to expense under the plan for the thirteen weeks ended May 26, 2018 and May 27, 2017 were $5.4 million and $3.7 million, respectively. Contributions charged to expense under the plan for the thirty-nine weeks ended May 26, 2018 and May 27, 2017 were $13.5 million and $11.0 million respectively.

Pension Plans and Supplemental Executive Retirement Plans

The Company maintains an unfunded Supplemental Executive Retirement Plan for certain eligible employees of the Company and two frozen non-contributory defined benefit pension plans. The amounts charged to expense related to these plans for the thirteen weeks ended May 26, 2018 and May 27, 2017 were $0.6 million and $0.9 million, respectively. The amounts charged to expense related to these plans for the thirty-nine weeks ended May 26, 2018 and May 27, 2017 were $1.9 million and $2.6 million respectively.

UniFirst Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

7. Income Per Share

The Company calculates income per share by allocating income to its unvested participating securities as part of its income per share calculations. The following table sets forth the computation of basic income per share using the two-class method for amounts attributable to the Company’s shares of Common Stock and Class B Common Stock (in thousands, except per share data):

	Thirteen weeks ended		Thirty-nine weeks ended
	May 26, 2018	May 27, 2017	May 26, 2018	May 27, 2017

Net income available to shareholders	$36,359	$24,362	$128,943	$75,092

Allocation of net income for Basic:
Common Stock	$30,034	$19,307	$104,324	$59,486
Class B Common Stock	6,325	4,883	24,619	15,068
Unvested participating shares	—	172	—	538
	$36,359	$24,362	$128,943	$75,092

Weighted average number of shares for Basic:
Common Stock	15,446	15,326	15,463	15,305
Class B Common Stock	4,087	4,846	4,573	4,846
Unvested participating shares	—	136	—	139
	19,533	20,308	20,036	20,290

Income per share for Basic:
Common Stock	$1.94	$1.26	$6.75	$3.89
Class B Common Stock	$1.55	$1.01	$5.38	$3.11

The Company is required to calculate diluted income per share for Common Stock using the more dilutive of the following two methods:

•	The treasury stock method; or

•	The two-class method assuming a participating security is not exercised or converted.

UniFirst Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

For the thirteen and thirty-nine weeks ended May 26, 2018, the Company’s diluted income per share assumes the conversion of all vested Class B Common Stock into Common Stock and uses the two-class method for its unvested participating shares. The following table sets forth the computation of diluted income per share of Common Stock for the thirteen and thirty-nine weeks ended May 26, 2018 (in thousands, except per share data):

	Thirteen weeks ended May 26, 2018			Thirty-nine weeks ended May 26, 2018
	Earnings to Common shareholders	Common Shares	Income Per Share	Earnings to Common shareholders	Common Shares	Income Per Share

As reported - Basic	$30,034	15,446	$1.94	$104,324	15,463	$6.75

Add: effect of dilutive potential common shares
Share-Based Awards	—	154		—	142
Class B Common Stock	6,325	4,087		24,619	4,573

As reported – Diluted	$36,359	19,687	$1.85	$128,943	20,178	$6.39

Share-based awards that would result in the issuance of 3,155 shares of Common Stock were excluded from the calculation of diluted income per share for the thirteen weeks ended May 26, 2018 because they were anti-dilutive. Share-based awards that would result in the issuance of 1,744 shares of Common Stock were excluded from the calculation of diluted income per share for the thirty-nine weeks ended May 26, 2018 because they were anti-dilutive.

For the thirteen and thirty-nine weeks ended May 27, 2017, the Company’s diluted income per share assumes the conversion of all vested Class B Common Stock into Common Stock and uses the two-class method for its unvested participating shares. The following table sets forth the computation of diluted income per share of Common Stock for the thirteen and thirty-nine weeks ended May 27, 2017 (in thousands, except per share data):

	Thirteen weeks ended May 27, 2017			Thirty-nine weeks ended May 27, 2017
	Earnings to Common shareholders	Common Shares	Income Per Share	Earnings to Common shareholders	Common Shares	Income Per Share

As reported - Basic	$19,307	15,326	$1.26	$59,486	15,305	$3.89

Add: effect of dilutive potential common shares
Share-Based Awards	—	107		—	103
Class B Common Stock	4,883	4,846		15,068	4,846

Add: Undistributed earnings allocated to unvested participating shares	166	—		523	—

Less: Undistributed earnings reallocated to unvested participating shares	(157)	—		(496)	—

As reported – Diluted	$24,199	20,279	$1.19	$74,581	20,254	$3.68

UniFirst Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Share-based awards that would result in the issuance of 12,293 shares of Common Stock were excluded from the calculation of diluted income per share for the thirteen weeks ended May 27, 2017 because they were anti-dilutive. There were 6 share-based awards that were excluded from the calculation of diluted income per share for the thirty-nine weeks ended May 27, 2017 because they were anti-dilutive.

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

The components of inventory as of May 26, 2018 and August 26, 2017 were as follows (in thousands):

	May 26, 2018	August 26, 2017
Raw materials	$14,978	$18,468
Work in process	3,995	4,159
Finished goods	69,005	56,441
Total inventories	$87,978	$79,068

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

The changes in the carrying amount of goodwill are as follows (in thousands):

Balance as of August 26, 2017	$376,110
Goodwill recorded during the period	20,857
Other	(166)

Balance as of May 26, 2018	$396,801

Intangible assets, net in the Company’s accompanying Consolidated Balance Sheets are as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
May 26, 2018
Customer contracts	$218,523	$149,859	$68,664
Other intangible assets	34,883	31,072	3,811
	$253,406	$180,931	$72,475
August 26, 2017
Customer contracts	$208,711	$141,226	$67,485
Other intangible assets	34,249	29,990	4,259
	$242,960	$171,216	$71,744

UniFirst Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

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

A reconciliation of the Company’s asset retirement liability for the thirty-nine weeks ended May 26, 2018 was as follows (in thousands):

May 26, 2018
Beginning balance as of August 26, 2017	$13,400
Accretion expense	704
Effect of exchange rate changes	(83)
Change in estimate	(559)
Ending balance as of May 26, 2018	$13,462

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

The Company has accrued certain costs related to the sites described above as it has been determined that the costs are probable and can be reasonably estimated. The Company has potential exposure related to a parcel of land (the "Central Area") related to the Woburn, Massachusetts site mentioned above. Currently, the consent decree for the Woburn site does not define or require

UniFirst Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

any remediation work in the Central Area. The United States Environmental Protection Agency (the "EPA") has provided the Company and other signatories to the consent decree with comments on the design and implementation of groundwater and soil remedies at the Woburn site and investigation of environmental conditions in the Central Area. The Company, and other signatories, have implemented and proposed to do additional work at the Woburn site but many of the EPA’s comments remain to be resolved. The Company has accrued costs to perform certain work responsive to EPA's comments. The Company has implemented mitigation measures and continues to monitor environmental conditions at the Somerville, Massachusetts site. In addition, the Company has received demands from the local transit authority for reimbursement of certain costs associated with its construction of a new municipal transit station in the area of the Somerville site. This station is part of a planned extension of the transit system. The Company has reserved for costs in connection with this matter; however, in light of the uncertainties associated with this matter, these costs and the related reserve may change. The Company has also received notice that the Massachusetts Department of Environmental Protection is conducting an audit of the Company’s investigation and remediation work with respect to the Somerville site.

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

There is usually a range of reasonable estimates of the costs associated with each site. In accordance with U.S. GAAP, the Company’s accruals reflect the amount within the range that it believes is the best estimate or the low end of a range of estimates if no point within the range is a better estimate. Where it believes that both the amount of a particular liability and the timing of the payments are reliably determinable, the Company adjusts the cost in current dollars using a rate of 3% for inflation until the time of expected payment and discounts the cost to present value using current risk-free interest rates. As of May 26, 2018, the risk-free interest rates utilized by the Company ranged from 2.9% to 3.1%.

For environmental liabilities that have been discounted, the Company includes interest accretion, based on the effective interest method, in selling and administrative expenses on the Consolidated Statements of Income. The changes to the Company’s environmental liabilities for the thirty-nine weeks ended May 26, 2018 were as follows (in thousands):

May 26, 2018
Beginning balance as of August 26, 2017	$25,419
Costs incurred for which reserves had been provided	(828)
Insurance proceeds	94
Interest accretion	519
Change in discount rates	(730)

Balance as of May 26, 2018	$24,474

Anticipated payments and insurance proceeds of currently identified environmental remediation liabilities as of May 26, 2018, for the next five fiscal years and thereafter, as measured in current dollars, are reflected below.

UniFirst Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

(In thousands)	2018	2019	2020	2021	2022	Thereafter	Total
Estimated costs – current dollars	$8,457	$1,880	$1,477	$1,305	$1,157	$12,305	$26,581

Estimated insurance proceeds	(65)	(173)	(159)	(173)	(159)	(993)	(1,722)

Net anticipated costs	$8,392	$1,707	$1,318	$1,132	$998	$11,312	$24,859

Effect of inflation							7,796
Effect of discounting							(8,181)

Balance as of May 26, 2018							$24,474

Estimated insurance proceeds are primarily received from an annuity received as part of a legal settlement with an insurance company. Annual proceeds of approximately $0.3 million are deposited into an escrow account which funds remediation and monitoring costs for three sites related to former operations in Williamstown, Vermont. Annual proceeds received but not expended in the current year accumulate in this account and may be used in future years for costs related to this site through the year 2027. As of May 26, 2018, the balance in this escrow account, which is held in a trust and is not recorded in the Company’s accompanying Consolidated Balance Sheet, was approximately $3.9 million. Also included in estimated insurance proceeds are amounts the Company is entitled to receive pursuant to legal settlements as reimbursements from three insurance companies for estimated costs at the site in Uvalde, Texas.

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

The Company’s effective tax rate for the thirteen weeks ended May 26, 2018 was 23.9% compared to 38.1% for the corresponding period in the prior year. The Company’s effective tax rate for the thirty-nine weeks ended May 26, 2018 was 10.7% compared to 38.9% for the corresponding period in the prior year. The reduction in the effective tax rates in the thirteen and thirty-nine weeks ended May 26, 2018 as compared to the corresponding periods in the prior year was due primarily to the impact of the Act enacted on December 22, 2017. As a result of this law, U.S. corporations will be subject to lower income tax rates, which also caused the Company to remeasure its U.S. net deferred tax liabilities at the lower rates. The remeasurement of the Company's net deferred tax assets and liabilities resulted in an estimated net benefit of $22.7 million recorded to the Company’s provision for income taxes

UniFirst Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

for the thirty-nine weeks ended May 26, 2018. Also because of this law, the Company will be subject to a one-time transition tax for the deemed repatriation of its foreign earnings. The Company recorded an estimated charge of $2.5 million in the thirty-nine weeks ended May 26, 2018 for this transition tax which partially offset the benefit mentioned above. For the thirteen and thirty-nine weeks ended May 26, 2018, the Company’s effective tax rates also were lower than the statutory tax rate due to the tax benefit of $0.4 million and $2.6 million during the thirteen and thirty-nine weeks ended May 26, 2018, respectively, from restricted stock units upon vesting.

U.S. Tax Reform
The Act reduces the U.S. federal corporate income tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and creates new taxes on certain foreign sourced earnings.

As of May 26, 2018, the Company had not completed its accounting for the tax effects of enactment of the Act; however, as described below, the Company has made a reasonable estimate of the effects on its existing deferred tax balances and the one-time transition tax, and recognized a provisional net benefit of $20.2 million, which is included in income tax expense for the thirty-nine weeks ended May 26, 2018.

On December 22, 2017, the SEC issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Act (“SAB 118”) directing SEC registrants to consider the impact of the U.S. legislation as “provisional” when they do not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete their accounting for the change in tax law. In accordance with SAB 118, the amounts recorded related to accounting for the Act represent the Company’s best estimate based on its interpretation of the U.S. legislation as the Company is still accumulating data to finalize the underlying calculations, or in certain cases, the U.S. Treasury is expected to issue further guidance on the application of certain provisions of the U.S. legislation. In addition, we also used assumptions and estimates that may change as a result of future guidance and interpretation from the Internal Revenue Service, the SEC, the FASB and various other taxing jurisdictions. In particular, we anticipate that the U.S. state jurisdictions will continue to determine and announce their conformity or decoupling from the Act, either in its entirety or with respect to specific provisions. All of these potential legislative and interpretive actions could result in adjustments to our provisional estimates when the accounting for the income tax effects of the Act is completed.

In the thirteen and thirty-nine weeks ended May 26, 2018, the Company revised its estimated annual effective rate to reflect a change in the federal statutory income tax rate from 35% to 21%. The rate change is administratively effective at the beginning of the Company’s fiscal year, using a blended rate for the annual period. The Company's blended federal statutory income tax rate for fiscal 2018 is 25.9%.

The Company re-measured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is 25.9% for fiscal 2018 reversals and 21% for post-fiscal 2018 reversals. However, the Company is still analyzing certain aspects of the Act and refining its calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. The provisional net benefit amount recorded related to the re-measurement of the Company’s deferred tax balance was $22.7 million in the thirty-nine weeks ended May 26, 2018.

The one-time transition tax is based on the Company’s total post-1986 earnings and profits (“E&P”) which were previously deferred from U.S. income taxes. The Company recorded a provisional amount for its one-time transition tax liability related to the deemed repatriation of the earnings of its foreign subsidiaries, resulting in an increase in income tax expense of $2.5 million in the thirty-nine weeks ended May 26, 2018. The Company has not yet finalized its calculation of the total post-1986 foreign E&P for these foreign subsidiaries. Further, the transition tax is based in part on the amount of those earnings held in cash and other specified assets. This amount may change when the Company finalizes the calculation of its post-1986 foreign E&P previously deferred from U.S. federal taxation and finalizes the amounts held in cash or other specified assets. No additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the transition tax and any additional outside basis difference inherent in these entities as these amounts continue to be indefinitely reinvested in foreign operations. The Company continues to evaluate this assertion in its ongoing analysis of the effects of tax reform on the Company's strategic initiatives. The Company believes that determining the amount of unrecognized deferred tax liability related to any remaining undistributed foreign earnings not subject to the transition tax and additional outside basis difference in these entities (i.e., basis difference in excess of that subject to the one-time transition tax) is not practicable.

UniFirst Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Uncertain tax positions
The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense which is consistent with the recognition of these items in prior reporting periods. During the thirteen and thirty-nine weeks ended May 26, 2018, there were no material changes in the amount of unrecognized tax benefits or the amount accrued for interest and penalties.

All U.S. and Canadian federal income tax statutes have lapsed for filings up to and including fiscal years 2013 and 2010, respectively. With a few exceptions, the Company is no longer subject to state and local income tax examinations for periods prior to fiscal 2014. The Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change significantly in the next 12 months.

13. Long-Term Debt

The Company has a $250 million unsecured revolving credit agreement (the “Credit Agreement”) with a syndicate of banks, which matures on April 11, 2021. Under the Credit Agreement, the Company is able to borrow funds at variable interest rates based on, at the Company’s election, the Eurodollar rate or a base rate, plus in each case a spread based on the Company’s consolidated funded debt ratio. Availability of credit requires compliance with certain financial and other covenants, including a maximum consolidated funded debt ratio and minimum consolidated interest coverage ratio as defined in the Credit Agreement. The Company tests its compliance with these financial covenants on a fiscal quarterly basis. As of May 26, 2018, the interest rates applicable to the Company’s borrowings under the Credit Agreement would be calculated as LIBOR plus 75 basis points at the time of the respective borrowing. As of May 26, 2018, the Company had no outstanding borrowings and had outstanding letters of credit amounting to $77.8 million, leaving $172.2 million available for borrowing under the Credit Agreement.

As of May 26, 2018, the Company was in compliance with all covenants under the Credit Agreement.

14. Accumulated Other Comprehensive Loss

The changes in each component of accumulated other comprehensive loss, net of tax, for the thirteen and thirty-nine weeks ended May 26, 2018 and May 27, 2017 were as follows (in thousands):

	Thirteen weeks ended May 26, 2018
	Foreign Currency Translation	Pension- related (1)	Derivative Financial Instruments (1)	Total Accumulated Other Comprehensive Loss
Balance as of February 24, 2018	$(16,695)	$(6,669)	$(36)	$(23,400)

Other comprehensive (loss) income before reclassification	(3,931)	—	106	(3,825)
Amounts reclassified from accumulated other comprehensive loss	—	—	(34)	(34)
Net current period other comprehensive (loss) income	(3,931)	—	72	(3,859)

Balance as of May 26, 2018	$(20,626)	$(6,669)	$36	$(27,259)

UniFirst Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

	Thirty-nine weeks ended May 26, 2018
	Foreign Currency Translation	Pension- related (1) (2)	Derivative Financial Instruments (1)	Total Accumulated Other Comprehensive Loss
Balance as of August 26, 2017	$(15,932)	$(5,477)	$(109)	$(21,518)

Other comprehensive (loss) income before reclassification	(4,694)	—	165	(4,529)
Amounts reclassified from accumulated other comprehensive loss	—	(1,192)	(20)	(1,212)
Net current period other comprehensive (loss) income	(4,694)	(1,192)	145	(5,741)

Balance as of May 26, 2018	$(20,626)	$(6,669)	$36	$(27,259)

	Thirteen weeks ended May 27, 2017
	Foreign Currency Translation	Pension- related (1)	Derivative Financial Instruments (1)	Total Accumulated Other Comprehensive Loss
Balance as of February 25, 2017	$(22,611)	$(8,251)	$135	$(30,727)

Other comprehensive (loss) income before reclassification	(1,550)	—	211	(1,339)
Amounts reclassified from accumulated other comprehensive loss	—	—	(105)	(105)
Net current period other comprehensive (loss) income	(1,550)	—	106	(1,444)

Balance as of May 27, 2017	$(24,161)	$(8,251)	$241	$(32,171)

UniFirst Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

	Thirty-nine weeks ended May 27, 2017
	Foreign Currency Translation	Pension- related (1)	Derivative Financial Instruments (1)	Total Accumulated Other Comprehensive Loss
Balance as of August 27, 2016	$(20,814)	$(8,251)	$116	$(28,949)

Other comprehensive (loss) income before reclassification	(3,347)	—	333	(3,014)
Amounts reclassified from accumulated other comprehensive loss	—	—	(208)	(208)
Net current period other comprehensive (loss) income	(3,347)	—	125	(3,222)

Balance as of May 27, 2017	$(24,161)	$(8,251)	$241	$(32,171)

(1)Amounts are shown net of tax.
(2)Current period activity represents the impact of the adoption of ASU 2018-02. See Note 2 for further details.

Amounts reclassified from accumulated other comprehensive loss, net of tax, for the thirteen and thirty-nine weeks ended May 26, 2018 and May 27, 2017 were as follows (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	May 26, 2018	May 27, 2017	May 26, 2018	May 27, 2017
Pension benefit liabilities, net:
Tax effect reclass (a)	$—	$—	$(1,192)	$—
Total, net of tax	—	—	(1,192)	—
Derivative financial instruments, net:
Forward contracts (b)	(34)	(105)	(20)	(208)
Total, net of tax	(34)	(105)	(20)	(208)

Total amounts reclassified, net of tax	$(34)	$(105)	$(1,212)	$(208)
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

The Company refers to the U.S. and Canadian Rental and Cleaning, MFG, and Corporate reporting segments combined as its “Core Laundry Operations,” which is included as a subtotal in the following tables (in thousands):

UniFirst Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Thirteen weeks ended	U.S. and Canadian Rental and Cleaning	MFG	Net Interco MFG Elim	Corporate	Subtotal Core Laundry Operations	Specialty Garments	First Aid	Total

May 26, 2018
Revenues	$369,814	$61,331	$(61,300)	$9,226	$379,071	$34,060	$14,253	$427,384

Operating income (loss)	$51,981	$21,911	$(1,499)	$(32,420)	$39,973	$5,589	$1,525	$47,087

Interest (income) expense, net	$(945)	$—	$—	$(244)	$(1,189)	$—	$—	$(1,189)

Income (loss) before taxes	$52,929	$21,946	$(1,499)	$(32,203)	$41,173	$5,094	$1,525	$47,792

May 27, 2017
Revenues	$361,157	$53,768	$(53,722)	$5,890	$367,093	$29,861	$12,880	$409,834

Operating income (loss)	$50,603	$19,932	$(1,029)	$(36,044)	$33,462	$4,181	$1,128	$38,771

Interest (income) expense, net	$(809)	$—	$—	$—	$(809)	$—	$—	$(809)

Income (loss) before taxes	$51,447	$19,731	$(1,029)	$(36,181)	$33,968	$4,266	$1,128	$39,362

Thirty-nine weeks ended

May 26, 2018
Revenues	$1,103,718	$185,045	$(184,957)	$28,016	$1,131,822	$89,496	$41,108	$1,262,426

Operating income (loss)	$155,295	$67,892	$(9,033)	$(89,739)	$124,415	$12,866	$3,669	$140,950

Interest (income) expense, net	$(2,988)	$—	$—	$(907)	$(3,895)	$—	$—	$(3,895)

Income (loss) before taxes	$158,295	$67,830	$(9,033)	$(88,816)	$128,276	$12,448	$3,669	$144,393

May 27, 2017
Revenues	$1,055,697	$148,854	$(148,644)	$21,415	$1,077,322	$74,004	$36,043	$1,187,369

Operating income (loss)	$146,161	$54,791	$(961)	$(89,797)	$110,194	$7,427	$3,053	$120,674

Interest (income) expense, net	$(2,568)	$—	$—	$(162)	$(2,730)	$—	$—	$(2,730)

Income (loss) before taxes	$148,846	$54,583	$(961)	$(89,854)	$112,614	$7,133	$3,053	$122,800

UniFirst Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

16. Shares Repurchased and Dividends

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

The Special Committee determined that a repurchase of Croatti family Class B Common Stock at a discount to market was in the best interests of the Company as it is accretive to income per share and addresses uncertainties that may have been created if the Croatti family had pursued other liquidity options.  The Special Committee undertook its evaluation with the assistance of Stifel Financial Corp. (“Stifel”) and received an opinion from Stifel to the effect that, as of March 27, 2018, the $124.00 per share in cash to be paid was fair to the Company, from a financial point of view.  The entire Board of Directors other than Cynthia Croatti, who is affiliated with the selling shareholders and therefore abstained, approved the transaction upon the recommendation of the Special Committee.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR FOR FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and any documents incorporated by reference contain forward looking statements within the meaning of the federal securities laws. Forward looking statements contained in this Quarterly Report on Form 10-Q and any documents incorporated by reference are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Forward looking statements may be identified by words such as “estimates,” “anticipates,” “projects,” “plans,” “expects,” “intends,” “believes,” “seeks,” “could,” “should,” “may,” “will,” “strategy,” or the negative versions thereof, and similar expressions and by the context in which they are used. Such forward looking statements are based upon our current expectations and speak only as of the date made. Such statements are highly dependent upon a variety of risks, uncertainties and other important factors that could cause actual results to differ materially from those reflected in such forward looking statements. Such factors include, but are not limited to, the performance and success of our new Chief Executive Officer, uncertainties caused by adverse economic conditions and their impact on our customers’ businesses and workforce levels, uncertainties regarding our ability to consummate and successfully integrate acquired businesses, our ability to maintain and grow Arrow Uniform’s customer base and enhance its operating margins, uncertainties regarding any existing or newly-discovered expenses and liabilities related to environmental compliance and remediation, any adverse outcome of pending or future contingencies or claims, our ability to compete successfully without any significant degradation in our margin rates, seasonal and quarterly fluctuations in business levels, our ability to preserve positive labor relationships and avoid becoming the target of corporate labor unionization campaigns that could disrupt our business, the effect of currency fluctuations on our results of operations and financial condition, our dependence on third parties to supply us with raw materials, any loss of key management or other personnel, increased costs as a result of any future changes in federal or state laws, rules and regulations or governmental interpretation of such laws, rules and regulations, uncertainties regarding the impact of the recently passed U.S. tax reform on our business, results of operations and financial condition, uncertainties regarding the price levels of natural gas, electricity, fuel and labor, the negative effect on our business from sharply depressed oil prices, the continuing increase in domestic healthcare costs, including the ultimate impact of the Affordable Care Act, our ability to retain and grow our customer base, demand and prices for our products and services, fluctuations in our Specialty Garments business, instability in Mexico and Nicaragua where our principal garment manufacturing plants are located, our ability to properly and efficiently design, construct, implement and operate a new customer relationship management computer system, interruptions or failures of our information technology systems, including as a result of cyber-attacks, additional professional and internal costs necessary for compliance with recent and proposed future changes in Securities and Exchange Commission, New York Stock Exchange and accounting rules, strikes and unemployment levels, our efforts to evaluate and potentially reduce internal costs, economic and other developments associated with the war on terrorism and its impact on the economy and general economic conditions, our ability to successfully implement our business strategies and processes, including our capital allocation strategies, and other factors described under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended August 26, 2017 and in our other filings with the Securities and Exchange Commission. We undertake no obligation to update any forward looking statements to reflect events or circumstances arising after the date on which such statements are made.

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

Results of Operations

The following table presents certain selected financial data, including the percentage of revenues represented by each item, for the thirteen and thirty-nine weeks ended May 26, 2018 and May 27, 2017.

	Thirteen weeks ended					Thirty-nine weeks ended
(In thousands, except percentages)	May 26, 2018	% of Rev.	May 27, 2017	% of Rev.	% Change	May 26, 2018	% of Rev.	May 27, 2017	% of Rev.	% Change

Revenues	$427,384	100.0%	$409,834	100.0%	4.3%	$1,262,426	100.0%	$1,187,369	100.0%	6.3%

Operating expenses:
Cost of revenues (1)	267,146	62.5	255,824	62.4	4.4	786,196	62.3	743,869	62.6	5.7
Selling and administrative expenses (1)	88,350	20.7	93,077	22.7	(5.1)	264,508	21.0	257,384	21.7	2.8
Depreciation and amortization	24,801	5.8	22,162	5.4	11.9	70,772	5.6	65,442	5.5	8.1
Total operating expenses	380,297	89.0	371,063	90.5	2.5	1,121,476	88.8	1,066,695	89.8	5.1

Operating income	47,087	11.0	38,771	9.5	21.4	140,950	11.2	120,674	10.2	16.8

Other income, net	(705)	(0.2)	(591)	(0.1)	19.3	(3,443)	(0.3)	(2,126)	(0.2)	61.9

Income before income taxes	47,792	11.2	39,362	9.6	21.4	144,393	11.4	122,800	10.3	17.6
Provision for income taxes	11,433	2.7	15,000	3.7	(23.8)	15,450	1.2	47,708	4.0	(67.6)

Net income	$36,359	8.5%	$24,362	5.9%	49.2%	$128,943	10.2%	$75,092	6.3%	71.7%

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

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted, which, among other provisions, reduces the U.S. federal corporate income tax rate effective January 1, 2018 from a 35% rate to a new 21% corporate rate and imposes a one-time transition tax on earnings held outside of the United States. We have made reasonable estimates of the effects of the Act and these estimates could change in future periods as we complete our analysis of the effects of the Act (see Note 12 to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q). As a result of the Act, U.S. corporations are subject to lower income tax rates, and we were required to remeasure our U.S. net deferred tax liabilities at a lower rate, resulting in a net benefit of $22.7 million recorded in the provision for income taxes for the thirty-nine weeks ended May 26, 2018. Partially offsetting this benefit, we recorded a charge of $2.5 million for transition taxes related to the deemed repatriation of foreign earnings for the thirty-nine weeks ended May 26, 2018.

A portion of our sales is derived from international markets, including Canada. Revenues denominated in currencies other than the U.S. dollar represented approximately 8.3% and 8.1% of total consolidated revenues for the thirteen and thirty-nine weeks ended May 26, 2018, respectively. Revenues denominated in currencies other than the U.S. dollar represented approximately 7.4% and 7.3% of total consolidated revenues for the thirteen and thirty-nine weeks ended May 27, 2017, respectively. The operating results of our international subsidiaries are translated into U.S. dollars and such results are affected by movements in foreign currencies relative to the U.S. dollar. In addition, fluctuations in the Canadian dollar may have an effect on the margins of our Canadian business because a weaker Canadian dollar will increase the cost of merchandise and other operational inputs that are sourced from outside of Canada. Our operating results in future years could be negatively impacted by any devaluation, as compared to the U.S. dollar, of the Canadian dollar or any of the currencies of the other countries in which we operate.

On March 27, 2018, we repurchased 1.105 million shares of Class B Common Stock and 0.073 million shares of Common Stock for a combined $146.0 million in a private transaction with the Croatti family at a per share price of $124.00. This opportunity to repurchase shares from the Croatti family was evaluated by an independent special committee of the Board of Directors (the “Special Committee”). The sale of shares by the Croatti family was executed to provide liquidity as well as for estate and family financial planning following the passing of our former Chief Executive Officer, Ronald D. Croatti. The Special Committee determined that a repurchase of Croatti family Class B Common Stock at a discount to market was in our best interests as it is accretive to income per share and addresses uncertainties that may have been created if the Croatti family had pursued other liquidity options.

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

Thirteen weeks ended May 26, 2018 compared with thirteen weeks ended May 27, 2017

Revenues

(In thousands, except percentages)	May 26, 2018	May 27, 2017	Dollar Change	Percent Change

Core Laundry Operations	$379,071	$367,093	$11,978	3.3%
Specialty Garments	34,060	29,861	4,199	14.1%
First Aid	14,253	12,880	1,373	10.7%
Consolidated total	$427,384	$409,834	$17,550	4.3%

For the thirteen weeks ended May 26, 2018, our consolidated revenues increased by $17.6 million from the comparable period in fiscal 2017, or 4.3%. This increase was primarily due to a $12.0 million increase in revenues from our Core Laundry Operations. Revenues from our Core Laundry Operations increased to $379.1 million for the thirteen weeks ended May 26, 2018 from $367.1 million for the comparable period of fiscal 2017, or 3.3%. Excluding the positive effect of acquisitions, which we estimate increased our revenues by approximately 1.1%, as well as a slightly stronger Canadian dollar, which favorably impacted our growth by 0.3%, organic growth for our Core Laundry Operations was 1.9%. Organic growth in the third quarter of fiscal 2018 benefited from solid new account sales which were partially offset by higher lost accounts compared to the third quarter of the prior year.

Specialty Garments’ revenues increased to $34.1 million in the third quarter of fiscal 2018 from $29.9 million in the comparable period of fiscal 2017, an increase of $4.2 million, or 14.1%. This segment’s results are often affected by seasonality and the timing and length of its customers’ power reactor outages as well as its project-based activities. The improvement in results in the third quarter of fiscal 2018 compared to the comparable period of fiscal 2017 was primarily due to increased outages and project-based activity at the segment’s Canadian and European nuclear customers, as well as solid growth from the cleanroom division.

First Aid revenues increased to $14.3 million in the third quarter of fiscal 2018 from $12.9 million in the comparable period in fiscal 2017, an increase of 10.7%. The improvement in results was due to a strong performance from this segment's wholesale distribution business as well as a small acquisition that closed in the third quarter of fiscal 2017.

Cost of Revenues

For the thirteen weeks ended May 26, 2018 and May 27, 2017, cost of revenues was 62.5% and 62.4% of revenues, respectively. The slight increase was due primarily to higher production and service and delivery payroll costs as well as higher energy costs as a percentage of revenues. These comparisons were mostly offset by lower healthcare claims and favorable worker's compensation expense as a percentage of revenues in our Core Laundry Operations compared to the prior year period. In addition, our Specialty Garments segment's costs of revenues were lower as a percentage of revenues in the third quarter of fiscal 2018 as compared to the comparable prior year period of fiscal 2017 due to lower merchandise costs as a percentage of revenues in the quarter.

Selling and Administrative Expense

Selling and administrative expenses were 20.7% and 22.7% of revenues for the thirteen weeks ended May 26, 2018 and May 27, 2017, respectively. Our results from the third quarter of the prior year include $5.4 million of stock compensation expense related to the accelerated vesting of restricted stock for our former Chief Executive Officer, Ronald Croatti, upon his death. Excluding the effect of the accelerated vesting, the decrease in our selling and administrative costs as a percentage of revenue for the third quarter of fiscal 2018 as compared to the prior year comparable period was due primarily to lower payroll-related costs partially offset by higher administrative payroll costs as a percentage of revenues.

Depreciation and Amortization

Our depreciation and amortization expense was $24.8 million, or 5.8% of revenues, for the thirteen weeks ended May 26, 2018 compared to $22.2 million, or 5.4% of revenues, for the thirteen weeks ended May 27, 2017. Depreciation and amortization expense increased due primarily to an increase in depreciation resulting from higher capital expenditures placed in service over the past several quarters.

Operating Income

For the thirteen weeks ended May 26, 2018 and May 27, 2017, changes in our revenues and costs as discussed above resulted in the following changes in our operating income:

(In thousands, except percentages)	May 26, 2018	May 27, 2017	Dollar Change	Percent Change

Core Laundry Operations	$39,973	$33,462	$6,511	19.5%
Specialty Garments	5,589	4,181	1,408	33.7%
First Aid	1,525	1,128	397	35.2%
Consolidated total	$47,087	$38,771	$8,316	21.4%

Other Income, net

Other income, net, which includes interest income, net and other expense, net, was income of $0.7 million in the thirteen weeks ended May 26, 2018 compared to income of $0.6 million in the thirteen weeks ended May 27, 2017. This increase of $0.1 million was primarily due to interest income, net of $1.2 million during the thirteen weeks ended May 26, 2018 as compared to interest income, net of $0.8 million during the thirteen weeks ended May 27, 2017. This increase was offset by higher foreign exchange losses compared to the same period a year ago.

Provision for Income Taxes

Our effective income tax rate for the thirteen weeks ended May 26, 2018 was 23.9% compared to 38.1% for the thirteen weeks ended May 27, 2017. The benefit recorded in the third quarter of fiscal 2018 is due primarily to the impact of the Act, enacted on December 22, 2017, which lowered the U.S. federal corporate income tax rates as of January 1, 2018. In addition to the impact from the Act, our effective tax rate for the thirteen weeks ended May 26, 2018 was lower due primarily to discrete tax benefits of approximately $1.9 million related to tax credits and excess tax benefits from the adoption of new accounting guidance during the first quarter of fiscal 2018 that requires tax effects of exercised or vested awards to be treated as discrete items as a reduction of income tax expense in the reporting period in which they occur.

Thirty-nine weeks ended May 26, 2018 compared with thirty-nine weeks ended May 27, 2017

Revenues

(In thousands, except percentages)	May 26, 2018	May 27, 2017	Dollar Change	Percent Change

Core Laundry Operations	$1,131,822	$1,077,322	$54,500	5.1%
Specialty Garments	89,496	74,004	15,492	20.9%
First Aid	41,108	36,043	5,065	14.1%
Consolidated total	$1,262,426	$1,187,369	$75,057	6.3%

For the thirty-nine weeks ended May 26, 2018, our consolidated revenues increased by $75.1 million from the comparable period in fiscal 2017, or 6.3%. This increase was primarily due to a $54.5 million increase in revenues from our Core Laundry Operations. Revenues from our Core Laundry Operations increased to $1,131.8 million for the thirty-nine weeks ended May 26, 2018 from $1,077.3 million for the comparable period of fiscal 2017, or 5.1%. Excluding the positive effect of acquisitions, which we estimate increased our revenues by approximately 0.9%, as well as a slightly stronger Canadian dollar, which favorably impacted our growth by 0.4%, organic growth for our Core Laundry Operations was 3.8%. Organic growth consists primarily of new sales, price increases, and net changes in the wearer levels at our existing customers, offset by lost accounts.

Specialty Garments’ revenues increased to $89.5 million in the thirty-nine weeks ended May 26, 2018 from $74.0 million in the comparable period of fiscal 2017, an increase of $15.5 million, or 20.9%. This segment’s results are often affected by seasonality and the timing and length of its customers’ power reactor outages as well as its project-based activities. The improvement in results for the thirty-nine weeks ended May 26, 2018 compared to the comparable period of fiscal 2017 was primarily due to increased outages and project-based activity at the segment’s Canadian and European nuclear customers, as well as solid growth from the cleanroom division.

First Aid revenues increased to $41.1 million in the thirty-nine weeks ended May 26, 2018 from $36.0 million in the comparable period in fiscal 2017, an increase of 14.1%. The improvement in results was due to a strong performance from this segment's wholesale distribution business as well as a small acquisition that closed in the third quarter of fiscal 2017.

Cost of Revenues

For the thirty-nine weeks ended May 26, 2018 and May 27, 2017, cost of revenues was 62.3% and 62.6% of revenues, respectively. The decrease was due primarily to lower merchandise costs and worker's compensation expense as a percentage of revenues. These cost improvements were partially offset by higher production and service and delivery payroll costs as well as higher energy costs as percentages of revenues. In addition, our Specialty Garments segment's costs of revenues were lower as a percentage of revenues due to lower merchandise costs as a percentage of revenues in the thirty-nine weeks ended May 26, 2018.

Selling and Administrative Expense

Selling and administrative expenses were 21.0% and 21.7% of revenues for the thirty-nine weeks ended May 26, 2018 and May 27, 2017, respectively. Our results in the thirty-nine weeks ended May 27, 2017 include $5.4 million of stock compensation expense related to the accelerated vesting of restricted stock for our former Chief Executive Officer, Ronald Croatti, upon his death. Excluding the effect of the accelerated vesting, the decrease in our selling and administrative expenses for the thirty-nine weeks ended May 27, 2017 as compared to the prior year comparable period was due primarily to lower payroll-related costs partially offset by higher administrative payroll costs as a percentage of revenues.

Depreciation and Amortization

Our depreciation and amortization expense was $70.8 million, or 5.6% of revenues, for the thirty-nine weeks ended May 26, 2018 compared to $65.4 million, or 5.5% of revenues, for the thirty-nine weeks ended May 27, 2017. Depreciation and amortization expense increased due primarily to an increase in depreciation resulting from higher capital expenditures placed in service in recent fiscal years.

 Operating Income

For the thirty-nine weeks ended May 26, 2018 and May 27, 2017, changes in our revenues and costs as discussed above resulted in the following changes in our operating income:

(In thousands, except percentages)	May 26, 2018	May 27, 2017	Dollar Change	Percent Change

Core Laundry Operations	$124,415	$110,194	$14,221	12.9%
Specialty Garments	12,866	7,427	5,439	73.2%
First Aid	3,669	3,053	616	20.2%
Consolidated total	$140,950	$120,674	$20,276	16.8%

Other Income, net

Other income, net, which includes interest income, net and other expense, net, was income of $3.4 million in the thirty-nine weeks ended May 26, 2018 compared to income of $2.1 million in the thirty-nine weeks ended May 27, 2017. This increase of $1.3 million was primarily due to interest income, net of $3.9 million during the thirty-nine weeks ended May 26, 2018 as compared to interest income, net of $2.7 million during the thirty-nine weeks ended May 27, 2017.

Provision for Income Taxes

Our effective income tax rate for the thirty-nine weeks ended May 26, 2018 was 10.7% compared to 38.9% for the thirty-nine weeks ended May 27, 2017. The change in our effective tax rate was due primarily to the impact of the Act, which lowered the U.S. federal corporate income tax rates as of January 1, 2018. These new rates required us to remeasure our U.S. net deferred income tax liabilities in the thirty-nine weeks ended May 26, 2018. Also, we will be subject to a one-time transition tax for the deemed repatriation of our foreign earnings. The remeasurement of our U.S. net deferred tax liabilities and the one-time transition tax resulted in a $20.2 million net benefit to our provision for income taxes in the thirty-nine weeks ended May 26, 2018. Our effective tax rate for the thirty-nine weeks ended May 26, 2018 also benefited from the effect of the lower U.S. federal corporate income tax rates on our earnings. In addition to the impact of the Act, our effective tax rate for the thirty-nine weeks ended May 26, 2018 was lower due to a discrete tax benefit of $2.6 million from the adoption of new accounting guidance during the first quarter of fiscal 2018 that requires tax effects of exercised or vested awards to be treated as discrete items as a reduction of income tax expense in the reporting period in which they occur.

Liquidity and Capital Resources

General

Cash, cash equivalents and short-term investments totaled $238.5 million as of May 26, 2018, a decrease of $111.3 million from August 26, 2017 when the amount totaled $349.8 million. Our working capital was $539.3 million as of May 26, 2018 compared to $636.4 million as of August 26, 2017. We generated $167.3 million and $218.3 million in cash from operating activities in the thirty-nine weeks ended May 26, 2018 and the full fiscal year ended August 26, 2017, respectively. On March 27, 2018, we repurchased 1.105 million shares of Class B Common Stock and 0.073 million shares of Common Stock for a combined $146.0 million in a private transaction with the Croatti family at a per share price of $124.00. We believe that our current cash, cash equivalents and short-term investments balances, our cash generated from future operations and amounts available under our Credit Agreement (defined below) will be sufficient to meet our current anticipated working capital and capital expenditure requirements for at least the next 12 months.

We have accumulated $52.9 million in cash outside the United States that will be subject to a one-time transition tax as discussed in Note 12 of our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. This cash is expected to be invested indefinitely in our foreign subsidiaries. If these funds were distributed to the U.S in the form of dividends, we would likely be subject to additional taxes including withholding taxes from the countries where the cash is currently held. We do not believe that any resulting taxes payable for cash outside the United States would have a material impact on our liquidity.

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

Cash Provided by Operating Activities

Cash provided by operating activities for the thirty-nine weeks ended May 26, 2018 was $167.3 million, an increase of $11.5 million from the comparable period in the prior year when cash provided by operating activities was $155.8 million. The increase in cash provided by operating activities was due primarily to higher net income due to an increase in revenue and the impact of the Act.   Also contributing to the increase was the timing of tax payments.  These increases were partially offset by the $12.5 million of cash received in September 2016 related to a settlement of environmental litigation we entered into in the fourth quarter of fiscal 2016 and an increase in inventory due to the growth in revenue.

Cash Used in Investing Activities

Cash used in investing activities for the thirty-nine weeks ended May 26, 2018 was $126.1 million, a decrease of $78.5 million from the comparable period in the prior year when cash used in investing activities was $204.5 million. The decrease in cash used in investing activities was due primarily to $119.9 million of cash paid during the thirty-nine weeks ended May 27, 2017 in connection with our acquisition of Arrow Uniform in September 2016.

Cash Used in Financing Activities

Cash used in financing activities for the thirty-nine weeks ended May 26, 2018 was $150.4 million compared to cash used in financing activities of $1.4 million for the thirty-nine weeks ended May 27, 2017. This increase in cash used in financing activities was primarily the result of the repurchase of 1.105 million shares of Class B Common Stock and 0.073 million shares of Common Stock from the Croatti family for $146.0 million, which we completed on March 27, 2018.

Long-Term Debt and Borrowing Capacity

We have a $250 million unsecured revolving credit agreement (the “Credit Agreement”) with a syndicate of banks, which matures on April 11, 2021. Under the Credit Agreement, we are able to borrow funds at variable interest rates based on, at our election, the Eurodollar rate or a base rate, plus in each case a spread based on our consolidated funded debt ratio. Availability of credit requires compliance with certain financial and other covenants, including a maximum consolidated funded debt ratio and minimum consolidated interest coverage ratio as defined in the Credit Agreement. We test our compliance with these financial covenants on a fiscal quarterly basis. As of May 26, 2018, the interest rates applicable to our borrowings under the Credit Agreement would be calculated as LIBOR plus 75 basis points at the time of the respective borrowing. As of May 26, 2018, we had no outstanding borrowings and had outstanding letters of credit amounting to $77.8 million, leaving $172.2 million available for borrowing under the Credit Agreement.

As of May 26, 2018, we were in compliance with all covenants under the Credit Agreement.

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

As of May 26, 2018, we had forward contracts with a notional value of approximately 4.3 million CAD outstanding and recorded nominal amounts for the fair value of the contracts in prepaid expenses and other current assets with a corresponding gain in accumulated other comprehensive loss, which was recorded net of tax. During the thirty-nine weeks ended May 26, 2018, we reclassified a nominal amount from accumulated other comprehensive loss to revenue, related to the derivative financial instruments. The gain in accumulated other comprehensive loss as of May 26, 2018 is expected to be reclassified to revenues prior to its maturity on February 22, 2019.

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

We have accrued certain costs related to the sites described above as it has been determined that the costs are probable and can be reasonably estimated. We have potential exposure related to a parcel of land (the “Central Area”) related to the Woburn, Massachusetts site mentioned above. Currently, the consent decree for the Woburn site does not define or require any remediation work in the Central Area. The United States Environmental Protection Agency (the “EPA”) has provided us and other signatories to the consent decree with comments on the design and implementation of groundwater and soil remedies at the Woburn site and investigation of environmental conditions in the Central Area. We, and other signatories, have implemented and proposed to do additional work at the Woburn site but many of the EPA’s comments remain to be resolved. We have accrued costs to perform certain work responsive to EPA’s comments. We have implemented mitigation measures and continue to monitor environmental conditions at the Somerville, Massachusetts site. In addition, we have received demands from the local transit authority for reimbursement of certain costs associated with its construction of a new municipal transit station in the area of the Somerville site. This station is part of a planned extension of the transit system. We have reserved for costs in connection with this matter; however, in light of the uncertainties associated with this matter, these costs and the related reserve may change. We have also received notice that the Massachusetts Department of Environmental Protection is conducting an audit of the Company’s investigation and remediation work with respect to the Somerville site.

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

There is usually a range of reasonable estimates of the costs associated with each site. In accordance with U.S. GAAP, our accruals reflect the amount within the range that we believe is the best estimate or the low end of a range of estimates if no point within the range is a better estimate. Where we believe that both the amount of a particular liability and the timing of the payments are reliably determinable, we adjust the cost in current dollars using a rate of 3% for inflation until the time of expected payment and discount the cost to present value using current risk-free interest rates. As of May 26, 2018, the risk-free interest rates we utilized ranged from 2.9% to 3.1%.

For environmental liabilities that have been discounted, we include interest accretion, based on the effective interest method, in selling and administrative expenses on the Consolidated Statements of Income. The changes to the amounts of our environmental liabilities for the thirty-nine weeks ended May 26, 2018 were as follows (in thousands):

May 26, 2018
Beginning balance as of August 26, 2017	$25,419
Costs incurred for which reserves had been provided	(828)
Insurance proceeds	94
Interest accretion	519
Change in discount rates	(730)

Balance as of May 26, 2018	$24,474

Anticipated payments and insurance proceeds relating to currently identified environmental remediation liabilities as of May 26, 2018, for the next five fiscal years and thereafter, as measured in current dollars, are reflected below.

(In thousands)	2018	2019	2020	2021	2022	Thereafter	Total
Estimated costs – current dollars	$8,457	$1,880	$1,477	$1,305	$1,157	$12,305	$26,581

Estimated insurance proceeds	(65)	(173)	(159)	(173)	(159)	(993)	(1,722)

Net anticipated costs	$8,392	$1,707	$1,318	$1,132	$998	$11,312	$24,859

Effect of inflation							7,796
Effect of discounting							(8,181)

Balance as of May 26, 2018							$24,474

Estimated insurance proceeds are primarily received from an annuity received as part of our legal settlement with an insurance company. Annual proceeds of approximately $0.3 million are deposited into an escrow account which funds remediation and monitoring costs for three sites related to our former operations in Williamstown, Vermont. Annual proceeds received but not expended in the current year accumulate in this account and may be used in future years for costs related to this site through the year 2027. As of May 26, 2018, the balance in this escrow account, which is held in a trust and is not recorded in our Consolidated Balance Sheet, was approximately $3.9 million. Also included in estimated insurance proceeds are amounts we are entitled to receive pursuant to legal settlements as reimbursements from three insurance companies for estimated costs at the site in Uvalde, Texas.

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

Off-Balance Sheet Arrangements

As of May 26, 2018, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Securities and Exchange Commission Regulation S-K.

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

Contractual Obligations and Other Commercial Commitments

As of May 26, 2018, there were no material changes in our contractual obligations that were disclosed in our Annual Report on Form 10-K for the year ended August 26, 2017.

Recent Accounting Pronouncements

See Note 2 to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for more information on recently implemented and issued accounting standards.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

We have determined that all of our foreign subsidiaries operate primarily in local currencies that represent the functional currencies of such subsidiaries. All assets and liabilities of our foreign subsidiaries are translated into U.S. dollars using the exchange rate prevailing at the balance sheet date. The effect of exchange rate fluctuations on the translation of assets and liabilities are recorded as a component of shareholders’ equity. Revenues and expenses are translated at the average exchange rates in effect during each month of the fiscal year. As such, our financial condition and operating results are affected by fluctuations in the value of the U.S. dollar as compared to currencies in foreign countries. Revenues denominated in currencies other than the U.S. dollar represented approximately 8.3% and 8.1% of total consolidated revenues for the thirteen and thirty-nine weeks ended May 26, 2018, respectively, and total assets denominated in currencies other than the U.S. dollar represented approximately 8.2% of total consolidated assets as of May 26, 2018 and August 26, 2017. If exchange rates had increased or decreased by 10% from the actual rates in effect during the thirteen and thirty-nine weeks ended May 26, 2018, our revenues would have increased or decreased by approximately $3.5 million and $10.2 million, respectively and total assets as of May 26, 2018 would have increased or decreased by approximately $14.6 million.

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

As of May 26, 2018, we had forward contracts with a notional value of approximately 4.3 million CAD outstanding and recorded nominal amounts for the fair value of the contracts in prepaid expenses and other current assets with a corresponding gain in accumulated other comprehensive loss, which was recorded net of tax. During the thirty-nine weeks ended May 26, 2018, we reclassified a nominal amount from accumulated other comprehensive loss to revenue, related to the derivative financial instruments. The gain in accumulated other comprehensive loss as of May 26, 2018 is expected to be reclassified to revenues prior to its maturity on February 22, 2019.

In June 2018, subsequent to the end of the third fiscal quarter of 2018, we entered into twelve forward contracts to exchange CAD for U.S. dollars at fixed exchange rates in order to manage our exposure related to certain forecasted CAD denominated sales of one of our subsidiaries. The hedged transactions are specified as the first amount of CAD denominated revenues invoiced by one of our domestic subsidiaries each fiscal quarter, beginning in the third fiscal quarter of 2019 and continuing through the second fiscal quarter of 2022. In total, we will sell approximately 12.1 million CAD at an average Canadian-dollar exchange rate of 0.7814 over these quarterly periods. We concluded that the forward contracts met the criteria to qualify as a cash flow hedge under U.S. GAAP.

Other than the forward contracts, discussed above, we do not operate a hedging program to mitigate the effect of a significant change in the value of our foreign subsidiaries functional currencies, which include the Canadian dollar, euro, British pound, Mexican peso and Nicaraguan cordoba, as compared to the U.S. dollar. Any losses or gains resulting from unhedged foreign currency transactions, including exchange rate fluctuations on intercompany accounts are reported as transaction losses (gains) in our other (income) expense. The intercompany payables and receivables are denominated in Canadian dollars, euros, British pounds, Mexican pesos and Nicaraguan cordobas. During both the thirteen and thirty-nine weeks ended May 26, 2018, transaction losses included in other (income) expense were approximately $0.5 million. If exchange rates had increased or decreased by 10% during the thirteen and thirty-nine weeks ended May 26, 2018, we would have recognized exchange gains or losses of approximately $0.9 million and $1.1 million, respectively.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the third quarter of fiscal year 2018 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about repurchases of our equity securities during the thirteen weeks ended May 26, 2018:

	(a) Total Number of Share Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

February 25, 2018 - March 24, 2018	—	$—	—	$—
March 25, 2018 - April 21, 2018	1,177,510	$124.00	1,177,510	$—
April 22, 2018 - May 26, 2018	—	$—	—	$—
Total	1,177,510		1,177,510

On March 27, 2018, we repurchased 1,104,510 shares of Class B Common Stock and 73,000 shares of Common Stock for a combined $146.0 million in a private transaction with the Croatti family at a per share price of $124.00.

As described under "Results of Operations" in Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, of this Quarterly Report on Form 10-Q, this opportunity to repurchase shares from the Croatti family was evaluated by the Special Committee. The sale of shares by the Croatti family was executed to provide liquidity as well as for estate and family financial planning following the passing of former UniFirst Chief Executive Officer, Ronald D. Croatti.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

10.1 Stock Repurchase Agreement, dated as of March 27, 2018, by and among the Company and the Sellers identified therein (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on March 28, 2018)

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

*
101 The following materials from UniFirst Corporation’s Quarterly Report on Form 10-Q for the quarter ended May 26, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UniFirst Corporation

July 3, 2018	By:	/s/ Steven S. Sintros Steven S. Sintros President and Chief Executive Officer

July 3, 2018	By:	/s/ Shane O’Connor Shane O’Connor Senior Vice President and Chief Financial Officer