Form 10-K
period 2018-08-25
UNIFIRST CORP
filed 2018-10-22
CIK 717954

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended August 25, 2018

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
Yes ✔      No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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
Yes           No ✔

The number of outstanding shares of the Registrant’s Common Stock and Class B Common Stock as of October 12, 2018 were 15,431,209 and 3,710,009, respectively. The aggregate market value of the voting stock of the Registrant held by non-affiliates as of February 23, 2018 (the last business day of the Registrant’s most recently completed second fiscal quarter), computed by reference to the closing sale price of such shares on such date, was approximately $2,422,512,285.

Documents Incorporated By Reference

The Registrant intends to file a Definitive Proxy Statement pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended, for its 2019 Annual Meeting of Shareholders within 120 days of the end of the fiscal year ended August 25, 2018. Portions of such Proxy Statement are incorporated by reference in Part III of this Annual Report on Form 10-K.

UniFirst Corporation
Annual Report on Form 10-K
For the Fiscal Year Ended August 25, 2018

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

Our principal services include providing customers with uniforms and other non-garment items, picking up soiled uniforms or other items on a periodic basis (usually weekly), and delivering, at the same time, cleaned and processed items. We offer uniforms in a wide variety of styles, colors, sizes and fabrics and with personalized emblems selected by the customer. Our centralized services, specialized equipment and economies of scale generally allow us to be more cost effective in providing garment services than customers could be themselves, particularly those customers with high employee turnover rates. During the fiscal year ended August 25, 2018 ("fiscal 2018"), we manufactured approximately 71% of the garments we placed in service. These were primarily work pants and shirts manufactured at three of our plants located in San Luis Potosi, Mexico, one plant located in Managua, Nicaragua, as well as at subcontract manufacturers that we utilize to supplement our manufacturing capacity in periods of high demand. Because we design and manufacture a majority of our own uniforms and protective clothes, we can produce custom garment programs for our larger customers, offer a diverse range of such designs within our standard line of garments and better control the quality, price and speed at which we produce such garments. In addition, among our competitors, we believe we have the largest in-house digital image processing capability, allowing us to convert an image provided by a customer into customized, mass producible embroidered emblems, typically within two days.

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

CUSTOMERS

We serve businesses of all sizes in numerous industry categories. During each of the past five years, no single customer in our Core Laundry Operations accounted for more than 5% of our revenues. Our typical customers include automobile service centers and dealers, delivery services, food and general merchandise retailers, food processors and service operations, light manufacturers, maintenance facilities, restaurants, service companies, soft and durable goods wholesalers, transportation companies, and others who require employee clothing for image, identification, protection or utility purposes. Among our largest customers of our conventional uniform rental business are divisions, units, regional operations or franchised agencies of major, nationally recognized organizations. With respect to our Specialty Garment segment, typical customers include government agencies, research and development laboratories, high technology companies and utilities operating nuclear reactors. We currently service over 300,000 customer locations in the United States, Canada and Europe from over 250 customer service, distribution and manufacturing facilities.

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

For example, in select geographic markets we employ teams of dedicated facility services sales representatives who focus exclusively on developing business for our floor care, restroom and related service programs. We employ specialist executive-level salespeople in our National Account Organization—some who specialize in rental programs and some who specialize in direct sale programs—to target the very largest national companies with known uniform and/or facility services program needs. We believe that effective customer service is the most important element in developing and maintaining our market position. Our commitment to service excellence is reflected throughout our organization. Our route sales representatives are the first line of continuing customer contact, who are supported by local customer service representatives, local service management staff and local operations management leaders, all of whom are focused on addressing the ongoing needs of customers, constantly delivering high-value service and pursuing total customer satisfaction. Our proprietary information systems and our support service center enable us to respond to customer inquiries or issues within 24 hours, and our service personnel are specially trained to handle the daily contact work necessary to effectively manage customer relations.

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

 MANUFACTURING AND SOURCING

We manufactured approximately 71% of all garments which we placed in service during fiscal 2018. These garments were primarily work pants and shirts manufactured at three of our plants located in San Luis Potosi, Mexico, one plant located in Managua, Nicaragua, as well as at subcontract manufacturers that we utilize to supplement our manufacturing capacity in periods of high demand. The balance of the garments used in our programs are purchased from a variety of industry suppliers. While we currently acquire the raw materials with which we produce our garments from a limited number of suppliers, we believe that such materials are readily available from other sources. To date, we have experienced no significant difficulty in obtaining any of our raw materials or supplies. Currently, we also manufacture approximately 96% of the mats we place in service at our plant in Cave City, Arkansas.

EMPLOYEES

As of August 25, 2018, we employed approximately 14,000 persons, and approximately 1% of our United States employees are represented by a union pursuant to a collective bargaining agreement. We consider our employee relations to be good.

EXECUTIVE OFFICERS

Our executive officers are as follows:

NAME	AGE	POSITION
Steven S. Sintros	45	President and Chief Executive Officer
Shane O’Connor	44	Senior Vice President and Chief Financial Officer
Cynthia Croatti	63	Executive Vice President and Treasurer
David A. DiFillippo	61	Senior Vice President, Operations
David M. Katz	55	Senior Vice President, Sales and Marketing
Michael A. Croatti	49	Senior Vice President, Operations
William M. Ross	57	Senior Vice President, Operations

The principal occupation and positions for the past five years of our executive officers named above are as follows:

Steven S. Sintros joined our Company in 2004. Mr. Sintros has served as our President and Chief Executive Officer and a Director since July 2017. He has overall responsibility for management of our Company. He previously served as our Chief Financial Officer from January 2009 until January 2018. Mr. Sintros served as a Finance Manager in 2004 and Corporate Controller from 2005 until January 2009.

Shane O’Connor joined our Company in 2005. Mr. O’Connor has served as our Senior Vice President and Chief Financial Officer since January 2018. He has primary responsibility for overseeing the financial functions of our Company, as well as our information systems department. Mr. O’Connor previously served as our Corporate Controller from 2009 to 2016. In 2016, he left the Company to take the role of Senior Vice President and Chief Financial Officer at Unidine Corporation, a leader in dining management services, and he then rejoined our Company in January 2018.
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

David M. Katz joined our Company in 2009. Mr. Katz is a Senior Vice President and has primary responsibility for overseeing the sales and marketing functions of our Company. Prior to joining our Company, Mr. Katz worked for DHL Express where he served as the Northeast Vice President of Field Sales from 2003 to 2007, the Northeast Vice President of National Account Sales from 2007 to 2008 and the Senior Vice President and General Manager of the Northeast from 2008 until 2009.

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

William M. Ross joined our Company in 1989. Mr. Ross became Senior Vice President, Operations in 2016 and has primary responsibility for overseeing specified regions in the United States. From 2002 to 2016, Mr. Ross served as Regional Vice President of the Company. Prior to 2002, Mr. Ross held several sales and operations management positions at the Company.

Michael A. Croatti is the nephew of Cynthia Croatti.

ENVIRONMENTAL MATTERS

We, like our competitors, are subject to various federal, state and local laws and regulations governing, among other things, air emissions, wastewater discharges, and the generation, handling, storage, transportation, treatment and disposal of hazardous wastes and other substances. In particular, industrial laundries currently use and must dispose of detergent waste water and other residues, and, in the past, used perchloroethylene and other dry cleaning solvents. We are attentive to the environmental concerns surrounding the disposal of these materials and have through the years taken measures to avoid their improper disposal. Over the years, we have settled, or contributed to the settlement of, actions or claims brought against us relating to the disposal of hazardous materials and there can be no assurance that we will not have to expend material amounts to remediate the consequences of any such disposal in the future. Further, under environmental laws, an owner or lessee of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances located on, or in, or emanating from such property, as well as related costs of investigation and property damage. Such laws often impose liability without regard to whether the owner or lessee knew of, or was responsible for the presence of such hazardous or toxic substances. There can be no assurance that acquired or leased locations have been operated in compliance with environmental laws and regulations or that future uses or conditions will not result in the imposition of liability upon us under such laws or expose us to third-party actions such as tort suits. We continue to address environmental conditions under terms of consent orders negotiated with the applicable environmental authorities or otherwise with respect to sites located in, or related to, Woburn, Massachusetts, Somerville, Massachusetts, Springfield, Massachusetts, Uvalde, Texas, Stockton, California, two sites related to former operations in Williamstown, Vermont, as well as sites located in Goldsboro, North Carolina, Wilmington, North Carolina, and Landover, Maryland. For additional discussion refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the risk factors set forth in this Annual Report on Form 10-K.

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

SAFE HARBOR FOR FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K and any documents incorporated by reference may contain forward looking statements within the meaning of the federal securities laws. Forward looking statements contained in this Annual Report on Form 10-K and any documents incorporated by reference are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Forward looking statements may be identified by words such as “estimates,” “anticipates,” “projects,” “plans,” “expects,” “intends,” “believes,” “seeks,” “could,” “should,” “may,” “will,” “strategy,” “objective,” “assume,” or the negative versions thereof, and similar expressions and by the context in which they are used. Such forward looking statements are based upon our current expectations and speak only as of the date made. Such statements are highly dependent upon a variety of risks, uncertainties and other important factors that could cause actual results to differ materially from those reflected in such forward looking statements. Such factors include, but are not limited to, the performance and success of our Chief Executive Officer, uncertainties caused by adverse economic conditions and their impact on our customers’ businesses and workforce levels, uncertainties regarding our ability to consummate and successfully integrate acquired businesses, our ability to maintain and grow Arrow Uniform’s customer base and enhance its operating margins, uncertainties regarding any existing or newly-discovered expenses and liabilities related to environmental compliance and remediation, any adverse outcome of pending or future contingencies or claims, our ability to compete successfully without any significant degradation in our margin rates, seasonal and quarterly fluctuations in business levels, our ability to preserve positive labor relationships and avoid becoming the target of corporate labor unionization campaigns that could disrupt our business, the effect of currency fluctuations on our results of operations and financial condition, our dependence on third parties to supply us with raw materials, any loss of key management or other personnel, increased costs as a result of any changes in federal or state laws, rules and regulations or governmental interpretation of such laws, rules and regulations, uncertainties regarding the impact of the recently passed U.S. tax reform on our business, results of operations and financial condition, uncertainties regarding the price levels of natural gas, electricity, fuel and labor, the negative effect on our business from sharply depressed oil and natural gas prices, the continuing increase in domestic healthcare costs, including the impact of the Affordable Care Act, our ability to retain and grow our customer base, demand and prices for our products and services, fluctuations in our Specialty Garments business, instability in Mexico and Nicaragua where our principal garment manufacturing plants are located, our ability to properly and efficiently design, construct, implement and operate a new customer relationship management (“CRM”) computer system, interruptions or failures of our information technology systems, including as a result of cyber-attacks, additional professional and internal costs necessary for compliance with any changes in Securities and Exchange Commission, New York Stock Exchange and accounting rules, strikes and unemployment levels, our efforts to evaluate and potentially reduce internal costs, economic and other developments associated with the war on terrorism and its impact on the economy, general economic conditions, our ability to successfully implement our business strategies and processes, including our capital allocation strategies and other factors described in “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K. We undertake no obligation to update any forward looking statements to reflect events or circumstances arising after the date on which they are made.

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

We continue to address environmental conditions under terms of consent orders negotiated with the applicable environmental authorities or otherwise with respect to sites located in or related to Woburn, Massachusetts, Somerville, Massachusetts, Springfield, Massachusetts, Uvalde, Texas, Stockton, California, two sites related to former operations in Williamstown, Vermont, as well as sites located in Goldsboro, North Carolina, Wilmington, North Carolina, and Landover, Maryland.

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

As part of our growth strategy, we intend to continue to actively pursue additional acquisition opportunities. However, as discussed above, we compete with others within our industry for suitable acquisition candidates. This competition may increase the price for acquisitions and reduce the number of acquisition candidates available to us. As a result, our ability to acquire businesses in the future, and to acquire such businesses on favorable terms, may be limited. Even if we are able to acquire businesses on favorable terms, managing growth through acquisition is a difficult process that includes integration and training of personnel, combining plant and operating procedures and additional matters related to the integration of acquired businesses within our existing organization. Unanticipated issues related to integration may result in additional expense or in disruption to our operations, either of which could negatively impact our ability to achieve anticipated benefits. While we believe we will be able to fully integrate acquired businesses, we can give no assurance that we will be successful in this regard.

Growth of our business will likely require us to increase our work force, the scope of our operating and financial systems and the geographic area of our operations. We believe this growth will increase our operating complexity and the level of responsibility for both existing and new management personnel. Managing and sustaining our growth and expansion may require substantial enhancements to our operational and financial systems and controls, as well as additional administrative, operational and financial resources. There can be no assurance that we will be able to manage our expanding operations successfully, that any acquired business will perform as we expect, or that we will be able to maintain or accelerate our growth, and any failure to do so could have an adverse effect on our results of operations and financial condition.

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

As of August 25, 2018, we employ approximately 14,000 persons and approximately 1% of our United States employees are represented by a union pursuant to a collective bargaining agreement. Competitors within our industry have been the target of corporate unionization campaigns by multiple labor unions. While our management believes that our employee relations are good, we cannot assure you that we will not experience pressure from labor unions or become the target of campaigns similar to those faced by our competitors. The potential for unionization could increase if the United States Congress passes federal “card check” legislation in the future. If we do encounter pressure from labor unions, including any labor unions in connection with our acquisitions of other businesses, any resulting labor unrest could disrupt our business by impairing our ability to produce and deliver our products. In addition, significant union representation would require us to negotiate wages, salaries, benefits and other terms with many of our employees collectively and could adversely affect our results of operations by increasing our labor costs or otherwise restricting our ability to maximize the efficiency of our operations.

We may incur unexpected cost increases due to rising healthcare costs, the Affordable Care Act and other labor costs.

The cost of healthcare that we provide to our employees has grown over the last few years at a rate in excess of our revenue growth and, as a result, has negatively impacted our operating results. Moreover, it is generally expected that healthcare costs in the United States will increase over the coming years at rates in excess of inflation. As a result of these factors, and depending on the effect of any modifications we have made including as a result of the Affordable Care Act, and may make in the future, to our employee healthcare plans and enrollment levels in those plans, we expect that our future operating results will continue to be further adversely impacted by increasing healthcare costs.

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

Our failure to retain our current customers, renew our existing customer contracts and enter into customer contracts with new customers could adversely affect our business, results of operations and financial condition.

Our success depends on our ability to retain our current customers, renew our existing customer contracts and obtain new customers. Our ability to do so generally depends on a variety of factors, including the quality, price and responsiveness of our services, as well as our ability to market these services effectively and to differentiate ourselves from our competitors. In addition, renewal rates and our ability to obtain new customers are generally adversely affected by difficult economic and business conditions. We cannot assure you that we will be able to obtain new customers, renew existing customer contracts at the same or higher rates or that our current customers will not turn to competitors, cease operations, elect to self-operate or terminate contracts with us. Our failure to renew a significant number of our existing contracts would have an adverse effect on our results of operations and financial condition and failure to obtain new customers could have an adverse effect on our growth and results of operations.

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

As a result of our significant presence in energy producing regions, a prolonged drop in energy prices has in the past, and may in the future, negatively impact our financial results.

We have a substantial number of plants and conduct a significant portion of our business in energy producing regions in the U.S and Canada. In general, we are relatively more dependent on business in these regions than are many of our competitors. For example, the dramatic decrease in oil prices beginning in 2014 directly affected our customers in the oil industry as they curtailed their level of operations, which also had a corresponding effect on our customers in businesses which service or supply the oil industry as well as our customers in unrelated businesses located in areas which had benefited from the economic expansion generated by the robust growth driven by the higher oil prices in prior years. As a result, our organic growth in periods following this dramatic decrease in oil prices was negatively impacted by elevated headcount reductions in our wearer base as well as increased lost accounts. Recent trends indicate that increased energy prices have resulted in stabilized or improved wearer levels at existing customers in our North American energy-dependent markets. Our operating results are also directly impacted by the costs of the gasoline used to fuel our vehicles and the natural gas used to operate our plants. While it is difficult to quantify the positive and negative impacts on our future financial results from changes in energy prices, in general, we believe that significant decreases in oil and natural gas prices would have an overall negative impact on our results due to cutbacks by our customers both in, and dependent upon, the oil and natural gas industries, which would outweigh the benefits in our operating costs from lower energy costs.

Fluctuations in the nuclear portion of our Specialty Garments segment, including the loss of key customers or a significant reduction in our business derived from key customers, could disproportionately impact our revenue and net income and create volatility in the price of our Common Stock.

Our nuclear decontamination business is affected by shut-downs, outages and clean-ups of the nuclear facilities we service. We are not able to control or predict with certainty when such shut-downs, outages and clean-ups will occur. In addition, our nuclear decontamination business tends to generate more revenue in the first and third fiscal quarters, which is when nuclear power plants typically schedule their plant outages and refuelings and thereby increase nuclear garment utilization. Moreover, a significant percentage of this segment’s revenues are generated from a limited number of nuclear power plant operator customers. This concentration subjects this business to significant risks and may result in greater volatility in this segment’s results of operations. Fluctuations in our nuclear decontamination business, including the loss of key customers of our Specialty Garments business, or a significant reduction in our business derived from such key customers, could materially adversely affect our results of operations and financial condition.

Our international business results are influenced by currency fluctuations and other risks that could have an adverse effect on our results of operations and financial condition.

A portion of our sales is derived from international markets. Revenue denominated in currencies other than the U.S. dollar represented approximately 8.1%, 7.4% and 7.9% of total consolidated revenues for fiscal 2018, fiscal year ended August 26, 2017 ("fiscal 2017") and fiscal year ended August 27, 2016 ("fiscal 2016"), respectively. The operating results of our international subsidiaries are translated into U.S. dollars and such results are affected by movements in foreign currencies relative to the U.S. dollar. The strength of the U.S. dollar has generally increased recently as compared to other currencies, which has had, and may continue to have, an adverse effect on our operating results as reported in U.S. dollars. In addition, a weaker Canadian dollar increases the costs to our Canadian operations of merchandise and other operational inputs that are sourced from outside Canada, which has the effect of reducing the operating margins of our Canadian business if we are unable to recover these additional costs through price adjustments with our Canadian customers. Our international operations are also subject to other risks, including the requirement to comply with changing and conflicting national and local regulatory requirements; potential difficulties in staffing and labor disputes; managing and obtaining support and distribution for local operations; credit risk or financial condition of local customers; potential imposition of restrictions on investments; potentially adverse tax consequences, including imposition or increase of withholding and other taxes on remittances and other payments by subsidiaries; foreign exchange controls; and local political and social conditions. In addition, U.S. and foreign trade policies and tariffs and other impositions on imported goods may have a negative impact on our business. There can be no assurance that the foregoing factors will not have an adverse effect on our international operations or on our consolidated financial condition and results of operations. We own and operate manufacturing facilities in Mexico. Violence, crime and instability in Mexico has had, and may continue to have, an adverse effect on our operations, including the hijacking of our trucks and the implementation of security measures to protect our employees. We are not insured against such criminal attacks and there can be no assurance that losses that could result from an attack on our trucks or our personnel would not have a material adverse effect on our business, results of operations and financial condition. Operations in developing nations present several additional risks, including greater fluctuation in currencies relative to the U.S. dollar, economic and governmental instability, civil disturbances, volatility in gross domestic production, Foreign Corrupt Practice Act compliance issues and nationalization and expropriation of private assets, which could have a material adverse effect on our business, results of operations and financial condition.

Adverse global financial and economic conditions may result in impairment of our goodwill and intangibles.

Our market capitalization, from time to time, has experienced volatility due in part to turbulent economic conditions and disruption in the global equity and credit markets. Under accounting principles generally accepted in the United States (“U.S. GAAP”), we may be required to record an impairment charge if changes in circumstances or events indicate that the carrying values of our goodwill and intangible assets exceed their fair value and are not recoverable. Any significant and other-than-temporary decrease in our market capitalization could be an indicator, when considered together with other factors, that the carrying values of our goodwill and intangible assets exceed their fair value, which may result in our recording an impairment charge. We are unable to predict economic trends, but we continue to monitor the impact of changes in economic and financial conditions on our operations and on the carrying value of our goodwill and intangible assets. Should the value of our acquired goodwill or one or more of our acquired intangibles become impaired, our consolidated earnings and net worth may be materially adversely affected.

Our failure to properly and efficiently design, construct, implement and operate a new customer relationship management (CRM) computer system could materially disrupt our operations, adversely impact the servicing of our customers and have a material adverse effect on our financial performance.

We have been working on a new CRM systems project to modernize and improve the CRM system's current capabilities. The new system is intended to combine enterprise resource planning (“ERP”) solutions and custom-built applications to address, among other areas, account management, billing and customer service. The new system is also intended to improve functionality and information flow and increase automation in servicing our customers.

Our previous CRM systems project did not result in the successful implementation of a CRM system. The failure to properly, efficiently and economically complete and operate a new system on a timely basis or at all could materially disrupt our operations, adversely impact the servicing of our customers and have a material adverse effect on our financial results.

If our information technology systems suffer interruptions or failures, including as a result of cyber-attacks, our business operations could be disrupted.

Our information technology systems serve an important role in the efficient operation of our business. The failure of these information technology systems to perform as we anticipate could disrupt our business and negatively impact our results of operations. In addition, our information technology systems could be damaged or cease to function properly due to any number of causes, such as catastrophic events, power outages, security breaches, computer viruses or cyber-based attacks. While we have contingency plans in place to prevent or mitigate the impact of these events, if such events were to occur and our disaster recovery plans do not effectively address the issues on a timely basis, we could suffer interruptions in our ability to manage our operations and service our customers, and we may be required to make a significant investment to fix or replace our information technology systems, each of which may have a material adverse effect on our business and financial results. In addition, if customer or our proprietary information is compromised by a security breach or cyber-attack, it could have a material adverse effect on our business. We are subject to numerous laws and regulations in the United States and internationally designed to protect the information of clients, customers, employees, and other third parties that we collect and maintain. These laws and regulations are increasing in complexity and number. If we fail to comply with such laws or regulations, it could have an adverse effect on our business.

Failure to comply with state and federal regulations to which we are subject may result in penalties or costs that could have a material adverse effect on our business.

Our business is subject to various state and federal regulations, including employment laws and regulations, minimum wage requirements, overtime requirements, working condition requirements, citizenship requirements, healthcare insurance mandates, data protection requirements and other laws and regulations. Any appreciable increase in the statutory minimum wage rate, income or overtime pay, costs of complying with healthcare insurance mandates, changes in OSHA requirements, changes in environmental compliance requirements, or changes to immigration laws and citizenship requirements would likely result in an increase in our labor costs and/or contribute to a shortage of available labor and such cost increase or labor shortage, or the penalties for failing to comply with such statutory minimums or regulations, could have an adverse effect on our business, liquidity and results of operations.

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

Our success is largely dependent on the skills, experience and efforts of our senior management, including our President and Chief Executive Officer, and certain other key personnel. If, for any reason, one or more senior executives or key personnel were not to remain active in our Company, our results of operations could be adversely affected. Our future success also depends upon our ability to attract and retain key employees. There is competition in the market for the services of such qualified personnel and hourly workers and our failure to attract and retain such personnel or workers could adversely affect our results of operations.

We depend on third parties to supply us with raw materials and our results of operations could be adversely affected if we are unable to obtain adequate raw materials in a timely manner.

We manufactured approximately 71% of all garments which we placed in service during fiscal 2018. These were primarily work pants and shirts manufactured at three of our plants located in San Luis Potosi, Mexico, one plant located in Managua, Nicaragua, as well as at subcontract manufacturers that we utilize to supplement our manufacturing capacity in periods of high demand. The balance of the garments used in our programs are purchased from a variety of industry suppliers. While we currently acquire the raw materials with which we produce our garments from a limited number of suppliers, we believe that such materials are readily available from other sources. To date, we have experienced no significant difficulty in obtaining any of our raw materials or supplies. However, if we were to experience difficulty obtaining any of our raw materials from such suppliers and were unable to obtain new materials or supplies from other industry suppliers, or if the cost of obtaining such materials or supplies were to increase, it could adversely affect our results of operations.

Unexpected events could disrupt our operations and adversely affect our operating results.

Unexpected events, including, without limitation, fires at facilities, natural disasters, such as hurricanes, earthquakes and tornados, public health emergencies, war or terrorist activities, unplanned utility outages, supply disruptions, failure of equipment or information systems, temporary or long-term disruption of our computer systems, or changes in laws and/or regulations impacting our business, could adversely affect our operating results. These events could result in disruption of customer service, physical damage to one or more key operating facilities, the temporary closure of one or more key operating facilities or the temporary disruption of information systems. In addition, the destruction or temporary loss of our distribution facility in Owensboro, Kentucky would have a material adverse effect on our operations and financial results.

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

As of October 12, 2018, to the Company’s knowledge, the members of the Croatti family owned, directly or indirectly, in the aggregate approximately 228,276 shares of our Common Stock and approximately 3,710,009 shares of our Class B Common Stock, which represents approximately 20.6% of the aggregate number of outstanding shares of our Common Stock and Class B Common Stock, but approximately 71.1% of the combined voting power of the outstanding shares of our Common Stock and Class B Common Stock. As a result, the members of the Croatti family, acting with other family members, could effectively control most matters requiring approval by our shareholders, including the election of a majority of the directors. While historically the members of the Croatti family have individually voted their respective shares of Class B Common Stock in the same manner, there is no contractual understanding requiring this and there is no assurance that the family members will continue to individually vote their shares of Class B Common Stock in the same manner. This voting control by the members of the Croatti family, together with certain provisions of our by-laws and articles of organization, could have the effect of delaying, deferring or preventing a change in control of our Company that would otherwise be beneficial to our public shareholders.

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

If we are unable to accurately predict our future tax liabilities or become subject to increased levels of taxation or our tax contingencies are unfavorably resolved, our results of operations and financial condition could be adversely affected.

On December 22, 2017, the tax legislation commonly known as the “Tax Cuts and Jobs Act” (the “Act”) was signed into law. The Act made significant changes to U.S. federal income tax laws, including a reduction of the corporate income tax rate from a top marginal rate of 35% to a flat rate of 21%. Certain provisions of the Act could have an adverse effect on our financial condition and results of operations. Such provisions include, but are not limited to, a one-time transition tax on earnings of certain foreign subsidiaries, new taxes on certain foreign sourced earnings and limitations on the deductibility of interest expense and executive compensation. The Act also imposes new limitations on the deduction of net operating losses and modifies or repeals other business deductions and credits. The overall impact of the Act on our business and financial condition is uncertain and may not become evident for some period of time. The interpretations of many provisions of the Act are unclear. We cannot predict when or to what extent any U.S. federal tax laws, regulations, interpretations, or rulings clarifying the Act will be issued or the impact of any such guidance on the Company. Certain key provisions of the Act that could impact us include, but are not limited to, international tax provisions that affect the overall tax rate applicable to income earned from non-U.S. operations and limitations on the deductibility of executive compensation. We have made reasonable estimates of the effects of the Act, but these estimates could change in future periods as we continue to analyze the effects of the Act. Other changes in tax laws or regulations in the jurisdictions in which we do business, including the United States or various states, could further increase our effective tax rate or impose new restrictions, costs or prohibitions on our current practices and reduce our net income and adversely affect our cash flows.

In addition, we are also subject to tax audits in the United States and other jurisdictions in which we do business, including, but not limited to, various states as well as Canada and the Canadian provinces of Alberta, British Columbia, Ontario, Saskatchewan, Quebec and New Brunswick. These audits can be complicated and require several years to resolve. The final resolution of any such tax audit could result in an increase in our income tax liabilities. Although we believe that our current tax provisions are reasonable and appropriate, there can be no assurance that these items will be settled for the amounts accrued, that additional tax exposures will not be identified in the future or that additional tax reserves will not be necessary for any such exposures. Any increase in the amount of taxes we owe as a result of challenges to our tax filing positions could result in a material adverse effect on our business, results of operations and financial condition.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of August 25, 2018, we owned or leased approximately 261 facilities containing an aggregate of approximately 7.7 million square feet located in the United States, Canada, Mexico, Europe and Nicaragua. We owned 132 of these facilities, containing approximately 5.8 million square feet. These facilities include our 325,000 square foot Owensboro, Kentucky distribution center and almost all of our industrial laundry processing plants. We believe our industrial laundry facilities are among the most modern in the industry.

We own substantially all of the machinery and equipment used in our operations. We believe that our facilities and our production, cleaning and decontamination equipment have been well maintained and are adequate for our present needs. We also own a fleet of approximately 3,900 delivery vans, trucks and other vehicles.

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

	Price Per Share		Dividends Per Share
	High	Low	Common Stock	Class B Common Stock
Year ended August 25, 2018
First Quarter	$161.20	$138.15	$0.0375	$0.0300
Second Quarter	175.05	148.95	0.0375	0.0300
Third Quarter	176.70	144.90	0.1125	0.0900
Fourth Quarter	190.85	175.50	0.1125	0.0900

	Price Per Share		Dividends Per Share
	High	Low	Common Stock	Class B Common Stock
Year ended August 26, 2017
First Quarter	$141.80	$117.75	$0.0375	$0.0300
Second Quarter	146.95	125.80	0.0375	0.0300
Third Quarter	142.30	130.60	0.0375	0.0300
Fourth Quarter	144.80	136.75	0.0375	0.0300

The approximate number of shareholders of record of our Common Stock and Class B Common Stock as of October 12, 2018 was 46 and 33, respectively. We believe that the number of beneficial owners of our Common Stock is substantially greater than the number of record holders because a large portion of our Common Stock is held of record in broker “street names”.

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

On March 28, 2018, the Company announced that it would be raising its quarterly dividend to $0.1125 per share for Common Stock and to $0.09 per share for Class B Common Stock, up from $0.0375 and $0.03 per share, respectively. The amount and timing of any dividend payment is subject to the approval of our Board of Directors each quarter.

On June 28, 2018, our Board of Directors declared a quarterly dividend of $0.1125 and $0.0900 per share on our Common Stock and Class B Common Stock, respectively, which was paid on September 28, 2018 to shareholders of record on September 7, 2018.

The following table sets forth information concerning our equity compensation plans as of August 25, 2018.

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities referenced in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	597,646	$110.86	475,045
Equity compensation plans not approved by security holders	—	N/A	—
Total	597,646	$110.86	475,045

(1)	Includes shares of Common Stock issuable upon vesting of restricted stock units.

(2)	Restricted stock units are not included in the weighted-average exercise price calculation because there is no exercise price associated with restricted stock units.

Stock Performance Graph

Set forth below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on our Common Stock, based on the market price of our Common Stock, with the cumulative total shareholder return of a peer group and of companies within the Russell 2000 and the Standard & Poor’s 500 Stock Index, in each case assuming reinvestment of dividends. The calculation of cumulative total shareholder return assumes a $100 investment in our Common Stock, Cintas Corporation, the Russel 2000 Index and the S&P 500 Stock Index on August 31, 2013.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among UniFirst Corporation, the S&P 500 Index, the Russell 2000
and Cintas Corporation

*$100 invested on 8/31/13 in stock or index, including reinvestment of dividends.
Fiscal year ending August 31.

Copyright© 2018 Standard & Poor's, a division of S&P Global. All rights reserved.
Copyright© 2018 Russell Investment Group. All rights reserved.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements and Notes to Consolidated Financial Statements included in Item 8.

The selected consolidated balance sheet data set forth below as of August 25, 2018 and August 26, 2017 and the selected consolidated income statement data for each of the three years in the period ended August 25, 2018 are derived from our audited Consolidated Financial Statements included in this Annual Report on Form 10-K. All other selected consolidated financial data set forth below are derived from our audited financial statements not included in this Annual Report on Form 10-K. Current accounting guidance requires the income per share for each class of common stock to be calculated assuming 100% of our earnings are distributed as dividends to each class of common stock based on their respective dividend rights. Our Common Stock has a 25% dividend preference to our Class B Common Stock. The Class B Common Stock, which has ten votes per share as opposed to one vote per share for the Common Stock, is not freely transferable but may be converted at any time on a one-for-one basis into Common Stock at the option of the holder of the Class B Common Stock.

Five Year Financial Summary
UniFirst Corporation and Subsidiaries

Fiscal Year Ended August (In thousands, except per share data)	2018(1)	2017(2)	2016(3)	2015	2014
Selected Balance Sheet Data:
Total assets	$1,843,386	$1,819,128	$1,702,007	$1,533,237	$1,424,161
Notes payable and long-term debt	$—	$—	$—	$1,385	$7,859
Shareholders' equity	$1,464,967	$1,453,192	$1,364,781	$1,242,208	$1,134,459

Selected Income Statement Data:
Revenues	$1,696,489	$1,590,958	$1,468,046	$1,456,605	$1,394,897
Depreciation and amortization	$96,662	$88,879	$81,612	$77,113	$71,752
Operating income	$182,376	$110,283	$201,160	$200,384	$193,275
Other income, net	$(4,870)	$(4,840)	$(2,211)	$(884)	$(2,076)
Provision for income taxes	$23,351	$44,927	$78,345	$76,969	$75,426

Net income	$163,895	$70,196	$125,026	$124,299	$119,925

Income per share:
Basic - Common stock	$8.66	$3.63	$6.51	$6.50	$6.29
Basic - Class B Common Stock	$6.91	$2.91	$5.21	$5.20	$5.03
Diluted - Common stock	$8.21	$3.44	$6.17	$6.15	$5.95

Dividends per share:
Common stock	$0.30	$0.15	$0.15	$0.15	$0.15
Class B Common Stock	$0.24	$0.12	$0.12	$0.12	$0.12

(1)
Our fiscal 2018 results include the impact of the Tax Cuts and Jobs Act (the “Act”) enacted on December 22, 2017, which resulted in a benefit to the Company’s provision for income taxes of $20.1 million ($1.01 per diluted share) from the remeasurement of deferred tax balances and the one-time transition tax. Our fiscal 2018 results also include a $7.2 million pre-tax one-time cash bonus to our employees so that they may share in the benefits received from the recent U.S. tax reform. Such bonus expense, net of tax, reduced the Company's diluted earnings per share by $0.25 in fiscal 2018.

On March 27, 2018, we repurchased 1.105 million shares of Class B Common Stock and 0.073 million shares of Common Stock for a combined $146.0 million in a private transaction with the Croatti family at a per share price of $124.00 which benefited the Company's diluted earnings per share by $0.20 in fiscal 2018.

(2)
Our fiscal 2017 results included an impairment charge of capitalized costs as part of our ongoing CRM systems project totaling $55.8 million before tax. This loss, net of tax reduced the Company’s diluted earnings per share by $1.68 in fiscal 2017. Our fiscal 2017 results also include a $5.4 million pre-tax compensation expense as a result of the accelerated vesting of certain shares of restricted stock upon the death of the Company’s former Chief Executive Officer, Ronald Croatti during the third quarter of fiscal 2017. This expense, net of tax, reduced the Company’s diluted earnings per share by $0.16.

(3)
In the fourth fiscal quarter of 2016, operating results benefited from a settlement of environmental litigation that resulted in the Company recording a $15.9 million pre-tax gain. This gain, net of tax, increased the Company’s diluted earnings per share by $0.48.

The Company’s fiscal year ends on the last Saturday in August. For financial reporting purposes, all fiscal years presented consisted of 52 weeks.

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

U.S. GAAP establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information of those segments to be presented in interim financial reports issued to shareholders. Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the chief operating decision-maker, or decision-making group, in making decisions on how to allocate resources and assess performance. Our chief operating decision-maker is our Chief Executive Officer. We have six operating segments based on the information reviewed by our Chief Executive Officer: U.S. Rental and Cleaning, Canadian Rental and Cleaning, Manufacturing (“MFG”), Specialty Garments Rental and Cleaning (“Specialty Garments”), First Aid and Corporate. The U.S. Rental and Cleaning and Canadian Rental and Cleaning operating segments have been combined to form the U.S. and Canadian Rental and Cleaning reporting segment. Refer to Note 15, “Segment Reporting”, of our Consolidated Financial Statements for our disclosure of segment information.

The U.S. and Canadian Rental and Cleaning reporting segment purchases, rents, cleans, delivers and sells, uniforms and protective clothing and non-garment items in the United States and Canada. The operations of the U.S. and Canadian Rental and Cleaning reporting segment are referred to by us as our ‘industrial laundry operations’ and we refer to the locations related to this reporting segment as our ‘industrial laundries’.

The MFG operating segment designs and manufactures uniforms and non-garment items primarily for the purpose of providing these goods to the U.S. and Canadian Rental and Cleaning reporting segment. The amounts reflected as revenues of MFG are primarily generated when goods are shipped from our manufacturing facilities, or subcontract manufacturers, to our other locations. These intercompany revenues are recorded at a transfer price which is typically in excess of the actual manufacturing cost. Products are carried in inventory and subsequently placed in service and amortized at this transfer price. On a consolidated basis, intercompany MFG revenues and MFG income are eliminated and the carrying value of inventories and rental merchandise in service is reduced to the manufacturing cost. Income before income taxes from MFG, net of the intercompany MFG elimination, offsets the merchandise amortization costs incurred by the U.S. and Canadian Rental and Cleaning reporting segment as the merchandise costs of this reporting segment are amortized and recognized based on inventories purchased from MFG at the transfer price which is above our manufacturing cost.

The Corporate operating segment consists of costs associated with our distribution center, sales and marketing, information systems, engineering, materials management, manufacturing planning, finance, budgeting, human resources, other general and administrative costs and interest expense. The revenues generated from the Corporate operating segment represent certain direct sales made directly from our distribution center. The products sold by this operating segment are the same products rented and sold by the U.S. and Canadian Rental and Cleaning reporting segment. In the segment disclosures in Note 15, “Segment Reporting”, of our Consolidated Financial Statements, no assets or capital expenditures are presented for the Corporate operating segment as no assets are allocated to this operating segment in the information reviewed by our chief executive officer. However, depreciation and amortization expense related to certain assets are reflected in income from operations and income before income taxes for the Corporate operating segment. The assets that give rise to this depreciation and amortization are included in the total assets of the U.S. and Canadian Rental and Cleaning reporting segment as this is how they are tracked and reviewed by us.

We refer to our U.S. and Canadian Rental and Cleaning, MFG, and Corporate segments combined as our “Core Laundry Operations”.

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

Approximately 90% of our revenues in fiscal 2018 were derived from U.S. and Canadian Rental and Cleaning, and Corporate. A key driver of this business is the number of workers employed by our customers. Our revenues are directly impacted by fluctuations in these employment levels. Revenues from Specialty Garments, which accounted for approximately 7% of our 2018 revenues, increase during outages and refueling by nuclear power plants, as garment usage increases at these times. First Aid represented approximately 3% of our total revenue in fiscal 2018.

Critical Accounting Policies and Estimates

We believe the following critical accounting policies reflect our more significant judgments and estimates used in the preparation of our Consolidated Financial Statements.

Use of Estimates

We prepare our financial statements in conformity with U.S. GAAP, which requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. These estimates are based on historical information, current trends, and information available from other sources. The actual results could differ from our estimates.

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

Goodwill, Intangibles and Other Long-Lived Assets

In accordance with U.S. GAAP, we do not amortize goodwill. Instead, we test goodwill at the reporting unit level for impairment on an annual basis and between annual tests if events and circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying value. Our evaluation considers changes in the operating environment, competitive information, market trends, operating performance and cash flow modeling.

We complete our annual goodwill impairment test in the fourth quarter of each fiscal year and there have been no impairments of goodwill or other intangible assets in fiscal 2018, 2017 or 2016.

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

Property, plant and equipment, and definite-lived intangible assets are depreciated or amortized over their useful lives. Useful lives are based on our estimates of the period that the assets will generate economic benefits. Long-lived assets are evaluated for impairment whenever events or circumstances indicate an asset may be impaired. There were no material impairments of long-lived assets in fiscal 2018 and 2016. During the fourth quarter of fiscal 2017, the Company recognized a non-cash impairment charge in its U.S. and Canadian Rental and Cleaning segment of $55.8 million on its ongoing CRM systems project, as the Company has now determined that it is no longer probable that the current version of that was being developed will be completed and placed into service.

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

The estimated liability for environmental contingencies has been discounted as of August 25, 2018 using risk-free interest rates ranging from 2.8% to 3.0% over periods ranging from ten to thirty years. The estimated current costs, net of legal settlements with insurance carriers, have been adjusted for the estimated impact of inflation at 3% per year. Changes in enacted laws, regulatory orders or decrees, our estimates of costs, risk-free interest rates, insurance proceeds, participation by other parties, the timing of payments, the input of our attorneys and outside consultants or other factual circumstances could have a material impact on the amounts recorded for our environmental and other contingent liabilities. Refer to Note 11, “Commitments and Contingencies”, of our Consolidated Financial Statements for additional discussion and analysis.

Asset Retirement Obligations

Under U.S. GAAP, asset retirement obligations generally apply to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset. Current accounting guidance requires that we recognize asset retirement obligations in the period in which they are incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.

We have recognized as a liability the present value of the estimated future costs to decommission our nuclear laundry facilities in accordance with U.S. GAAP. We depreciate, on a straight-line basis, the amount added to property, plant and equipment and recognize accretion expense in connection with the discounted liability over the various remaining lives which range from approximately two to twenty-six years.

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

We have undistributed earnings from our foreign subsidiaries of approximately $129.7 million as of August 25, 2018. We consider these undistributed earnings as indefinitely reinvested and therefore have not provided for U.S. income taxes or foreign withholding taxes. In addition, we have accumulated $49.3 million in cash outside the United States that will be subject to a one-time transition tax as discussed in Note 4 of our Consolidated Financial Statements included in this Annual Report on Form 10-K. This cash is expected to be invested indefinitely in our foreign subsidiaries. If these funds were distributed to the U.S. in the form of dividends, we would likely be subject to additional taxes including withholding taxes from the countries where the cash is currently held. We do not believe that any resulting taxes payable for cash outside the United States would have a material impact on our liquidity.

Results of Operations

The following table presents certain selected financial data, including the percentage of revenues represented by each item, for fiscal years 2018, 2017 and 2016.

							% Change
(In thousands, except for percentages)	Fiscal 2018	% of Revenues	Fiscal 2017	% of Revenues	Fiscal 2016	% of Revenues	Fiscal 2018 vs. Fiscal 2017	Fiscal 2017 vs. Fiscal 2016
Revenues	$1,696,489	100.0%	$1,590,958	100.0%	$1,468,046	100.0%	6.6%	8.4%

Costs and expenses:
Cost of revenue (1)	1,056,724	62.3	993,589	62.5	900,427	61.3	6.4	10.3
Selling and administrative expenses (1)	360,727	21.3	342,407	21.5	284,847	19.4	5.4	20.2
Impairment charge	—	—	55,800	3.5	—	—	(100.0)	100.0
Depreciation and amortization	96,662	5.7	88,879	5.6	81,612	5.6	8.8	8.9
	1,514,113	89.2	1,480,675	93.1	1,266,886	86.3	2.3	16.9

Operating income	182,376	10.8	110,283	6.9	201,160	13.7	65.4	(45.2)
Other income, net	(4,870)	(0.3)	(4,840)	(0.3)	(2,211)	(0.2)	0.6	118.9

Income before income taxes	187,246	11.0	115,123	7.2	203,371	13.9	62.6	(43.4)
Provision for income taxes	23,351	1.4	44,927	2.8	78,345	5.3	(48.0)	(42.7)

Net income	$163,895	9.7%	$70,196	4.4%	$125,026	8.5%	133.5%	(43.9)%

(1)Exclusive of depreciation on our property, plant and equipment and amortization of our intangible assets.

Revenues and income (loss) from operations by reporting segment for fiscal 2018, 2017, and 2016 are presented in the following table. Refer to Note 15, “Segment Reporting”, of our Consolidated Financial Statements for discussion of our reporting segments.

	Fiscal
(In thousands)	2018	2017	2016
Segment Information
Revenues
US and Canadian Rental and Cleaning	$1,485,548	$1,415,423	$1,308,152
MFG	247,530	206,572	189,154
Net intercompany MFG elimination	(247,424)	(206,316)	(188,904)
Corporate	37,994	26,470	20,973
Subtotal: Core Laundry Operations	1,523,648	1,442,149	1,329,375
Specialty Garments	118,477	98,024	91,257
First Aid	54,364	50,785	47,414
Total consolidated revenues	$1,696,489	$1,590,958	$1,468,046
Operating income (loss)
US and Canadian Rental and Cleaning	$213,322	$200,585	201,148
MFG	89,035	76,115	67,385
Net intercompany MFG elimination	(9,658)	(3,415)	(711)
Corporate	(129,111)	(176,978)	(81,748)
Subtotal: Core Laundry Operations	163,588	96,307	186,074
Specialty Garments	14,070	9,018	10,204
First Aid	4,718	4,958	4,882
Total operating income	$182,376	$110,283	$201,160

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

We have a substantial number of plants and conduct a significant portion of our business in energy producing regions in the U.S. and Canada. In general, we are relatively more dependent on business in these regions than are many of our competitors. For example, the dramatic decrease in oil prices beginning in 2014 directly affected our customers in the oil industry as they curtailed their level of operations, which also had a corresponding effect on our customers in businesses which service or supply the oil industry as well as our customers in unrelated businesses located in areas which had benefited from the economic expansion generated by the robust growth driven by the higher oil prices in prior years. As a result, our organic growth in periods following this dramatic decrease in oil prices was negatively impacted by elevated headcount reductions in our wearer base as well as increased lost accounts. Recent trends indicate that increased energy prices have resulted in stabilized or improved wearer levels at existing customers in our North American energy-dependent markets. Our operating results are also directly impacted by the costs of the gasoline used to fuel our vehicles and the natural gas used to operate our plants. While it is difficult to quantify the positive and negative impacts on our future financial results from changes in energy prices, in general, we believe that significant decreases in oil and natural gas prices would have an overall negative impact on our results due to cutbacks by our customers both in, and dependent upon, the oil and natural gas industries, which would outweigh the benefits in our operating costs from lower energy costs.

The cost of healthcare that we provide to our employees has grown over the last few years at a rate in excess of our revenue growth and as a result, has negatively impacted our operating results. Moreover, it is generally expected that healthcare costs in the United States will increase over the coming years at rates in excess of inflation. As a result of these factors, and depending on the effect of any modifications we have made, and may make in the future, to our employee healthcare plans and enrollment levels in those plans, we expect that our future operating results will continue to be further adversely impacted by increasing healthcare costs.

Our business is subject to various state and federal regulations, including employment laws and regulations, minimum wage requirements, overtime requirements, working condition requirements, citizenship requirements, healthcare insurance mandates and other laws and regulations that impact our labor costs. We expect that our labor costs will rise in fiscal 2019 as a result of increases in state and local minimum wage levels as well as the overall impact of wage pressure as the result of a low unemployment environment.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted, which, among other provisions, reduces the U.S. federal corporate income tax rate effective January 1, 2018 from a 35% rate to a new 21% corporate rate and imposes a one-time transition tax on earnings held outside of the United States. We have made reasonable estimates of the effects of the Act and these estimates could change in future periods as we continue to analyze the effects of the Act (see Note 4, “Income Taxes” to our Consolidated Financial Statements included in this Annual Report on Form 10-K). As a result of the Act, U.S. corporations are subject to lower income tax rates, and we were required to remeasure our U.S. net deferred tax liabilities at a lower rate, resulting in a net benefit of $22.6 million recorded in the provision for income taxes as of August 25, 2018. Partially offsetting this benefit, we recorded a charge of $2.5 million for transition taxes related to the deemed repatriation of foreign earnings as of August 25, 2018.

A portion of our sales is derived from international markets, including Canada. Revenues denominated in currencies other than the U.S. dollar represented approximately 8.1%, 7.4% and 7.9% of total consolidated revenues for fiscal years 2018, 2017 and 2016, respectively. The operating results of our international subsidiaries are translated into U.S. dollars and such results are affected by movements in foreign currencies relative to the U.S. dollar. In addition, a weaker Canadian dollar increases the costs to our Canadian operations of merchandise and other operational inputs that are sourced from outside Canada, which has the effect of reducing the operating margins of our Canadian business if we are unable to recover these additional costs through price adjustments with our Canadian customers. In fiscal 2018 and 2016, foreign currency fluctuations impacted our consolidated revenues positively by 0.3% and negatively by 0.8%, respectively. In fiscal 2017, foreign currency fluctuations negligibly impacted our consolidated revenues. These impacts were primarily driven by fluctuations in the Canadian dollar. Our operating results in future years could be negatively impacted by any further devaluation, as compared to the U.S. dollar, of the Canadian dollar or any of the currencies of the other countries in which we operate.

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

On March 28, 2018, we announced that we would be raising our quarterly dividend to $0.1125 per share for Common Stock and to $0.09 per share for Class B Common Stock, up from $0.0375 and $0.03 per share, respectively. The amount and timing of any dividend payment is subject to the approval of the Board of Directors each quarter.

Fiscal Year Ended August 25, 2018 Compared with Fiscal Year Ended August 26, 2017

Revenues

	Fiscal 2018	Fiscal 2017	Dollar Change	Percent Change
	(In thousands, except percentages)
Core Laundry Operations	$1,523,648	$1,442,149	$81,499	5.7%
Specialty Garments	118,477	98,024	20,453	20.9%
First Aid	54,364	50,785	3,579	7.0%
Total consolidated revenues	$1,696,489	$1,590,958	$105,531	6.6%

In fiscal 2018, our consolidated revenues increased by $105.5 million from the comparable period in fiscal 2017, or 6.6%. The increase in our consolidated revenues was primarily driven by the growth in our Core Laundry Operations, with revenues increasing to $1.524 billion in fiscal 2018 from $1.442 billion in fiscal 2017, or 5.7%. Excluding the positive effect of acquisitions, which we estimate increased our revenues by approximately 1.0% during the year, as well as a slightly stronger Canadian dollar, which favorably impacted our growth by 0.2%, organic growth for our Core Laundry Operations was 4.5%. Organic growth consists primarily of new sales, price increases, and net changes in the wearer levels at our existing customers, offset by lost accounts.

Specialty Garments’ revenue increased from $98.0 million in fiscal 2017 to $118.5 million in fiscal 2018, or 20.9%. This segment’s results are often affected by seasonality and the timing and length of its customers’ power reactor outages as well as its project-based activities. The improvement in results in fiscal 2018 compared to fiscal 2017 was primarily due to increased outages and project-based activity at the segment’s Canadian and European nuclear customers, as well as solid growth from the cleanroom business.

First Aid revenues increased 7.0%, from $50.8 million in fiscal 2017 to $54.4 million in fiscal 2018. The improvement in results was due to a strong performance from this segment's wholesale distribution business as well as a small acquisition that closed in the third quarter of fiscal 2017.

Cost of revenues

Cost of revenues was 62.3% and 62.5% of revenues in fiscal 2018 and fiscal 2017, respectively. The decrease was due primarily to lower worker's compensation expense as a percentage of revenues, as well as lower merchandise costs in our Core Laundry and Specialty Garments segments. These cost improvements were partially offset by higher production and service and delivery payroll costs as well as higher energy costs as percentages of revenues in our Core Laundry Operations.

Selling and administrative expense

Our selling and administrative expenses were 21.3% and 21.5% of revenues in fiscal 2018 and fiscal 2017, respectively. Our results in fiscal 2018 include a $7.2 million one-time cash bonus to our employees so that they may share in the benefits received from the recent U.S. tax reform. Our results in fiscal 2017 include $5.4 million of stock compensation expense related to the accelerated vesting of restricted stock for our former Chief Executive Officer, Ronald Croatti, upon his death. Excluding the effect of the one-time bonus in fiscal 2018 and the accelerated vesting in fiscal 2017, our selling and administrative expenses, as a percentage of revenues for fiscal 2018 as compared to fiscal 2017, decreased due primarily to lower expenses from claims related to healthcare for our employees and worker's compensation.

Impairment charge

Our fiscal 2017 fourth quarter results included a $55.8 million impairment charge related to our CRM systems project. We determined that as of August 26, 2017, it was not probable that the then current version of the CRM system that was being developed would be completed and placed into service and as a result an impairment of most capitalized costs was required. During fiscal 2018, the previous version of the CRM system being developed was abandoned, and the Company is now working on a new CRM system.

Depreciation and amortization

Our depreciation and amortization expense was $96.7 million, or 5.7% of revenues, in fiscal 2018 compared to $88.9 million, or 5.6% of revenues, in fiscal 2017. Depreciation and amortization expense increased due primarily to an increase in depreciation resulting from higher capital expenditures placed in service in recent fiscal years.

Income from operations

For fiscal 2018, the changes in revenues in our Core Laundry Operations, Specialty Garments and First Aid segments, as well as the changes in our costs discussed above, resulted in the following changes in our income from operations:

	Fiscal 2018	Fiscal 2017	Dollar Change	Percent Change
	(In thousands, except percentages)
Core Laundry Operations	$163,588	$96,307	$67,281	69.9%
Specialty Garments	14,070	9,018	$5,052	56.0%
First Aid	4,718	4,958	$(240)	(4.8)%
Total consolidated income from operations	$182,376	$110,283	$72,093	65.4%
Percentage of total revenues	10.8%	6.9%

Other income, net

Other income, net, which includes interest expense, interest income and other income and expense, increased by 0.6% in fiscal 2018 as compared to fiscal 2017. This change was primarily due to net interest income of $5.5 million during fiscal 2018 compared to interest income of $4.3 million during fiscal 2017. The increase was offset by a decrease in other expense (income), net, of $1.2 million in fiscal 2018 compared to fiscal 2017 due to a $0.5 million insurance policy gain in the fourth quarter of fiscal 2017 and foreign currency exchange gains.

Provision for income taxes

Our effective income tax rate for fiscal 2018 was 12.5% compared to 39.0% for fiscal 2017. The change in our effective tax rate was due primarily to the impact of the Act, which lowered the U.S. federal corporate income tax rates as of January 1, 2018. These new rates required us to remeasure our U.S. net deferred income tax liabilities for fiscal 2018. Also, we will be subject to a one-time transition tax for the deemed repatriation of our foreign earnings. The remeasurement of our U.S. net deferred tax liabilities and the one-time transition tax resulted in a $20.1 million net benefit to our provision for income taxes in fiscal 2018. Our effective tax rate for fiscal 2018 also benefited from the effect of the lower U.S. federal corporate income tax rates on our earnings. In addition to the impact of the Act, our effective tax rate for fiscal 2018 was lower due to a discrete tax benefit of $3.1 million from the adoption of new accounting guidance during the first quarter of fiscal 2018 that requires tax effects of exercised or vested awards to be treated as discrete items as a reduction of income tax expense in the reporting period in which they occur.

Fiscal Year Ended August 26, 2017 Compared with Fiscal Year Ended August 27, 2016

Revenues

	Fiscal 2017	Fiscal 2016	Dollar Change	Percent Change
	(In thousands, except percentages)
Core Laundry Operations	$1,442,149	$1,329,375	$112,774	8.5%
Specialty Garments	98,024	91,257	6,767	7.4%
First Aid	50,785	47,414	3,371	7.1%
Total consolidated revenues	$1,590,958	$1,468,046	$122,912	8.4%

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

Specialty Garments’ revenue increased from $91.3 million in fiscal 2016 to $98.0 million in fiscal 2017, or 7.4%. This segment’s results can vary significantly from period to period due to seasonality and the timing of nuclear reactor outages and projects. The improvement in results compared to a year ago was driven primarily by increased outage and project-based activity in this segment’s U.S. and Canadian nuclear operations.

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

Impairment charge

Our fiscal 2017 fourth quarter results include a $55.8 million impairment charge related to our ongoing CRM systems project. We determined that as of August 26, 2017 it was not probable that the then current version of the CRM system that was being developed would be completed and placed into service and as a result an impairment of most capitalized costs was required.

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

Income from operations

For fiscal 2017, the changes in revenues in our Core Laundry Operations, Specialty Garments and First Aid segments, as well as the changes in our costs discussed above, resulted in the following changes in our income from operations:

	Fiscal 2017	Fiscal 2016	Dollar Change	Percent Change
	(In thousands, except percentages)
Core Laundry Operations	$96,307	$186,074	$(89,767)	(48.2)%
Specialty Garments	9,018	10,204	$(1,186)	(11.6)%
First Aid	4,958	4,882	$76	1.6%
Total consolidated income from operations	$110,283	$201,160	$(90,877)	(45.2)%
Percentage of total revenues	6.9%	13.7%

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

Liquidity and Capital Resources

General

Cash, cash equivalents and short-term investments totaled $270.5 million as of August 25, 2018, a decrease of $79.2 million from $349.8 million as of August 26, 2017. Our working capital was $586.3 million as of August 25, 2018 compared to $636.4 million as of August 26, 2017. We generated $230.1 million and $218.3 million in cash from operating activities in the fiscal years ended August 25, 2018 and August 26, 2017, respectively. On March 27, 2018, we repurchased 1.105 million shares of Class B Common Stock and 0.073 million shares of Common Stock for a combined $146.0 million in a private transaction with the Croatti family at a per share price of $124.00. See “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information regarding such repurchase. We believe that our current cash, cash equivalents and short-term investments balances, our cash generated from future operations and amounts available under our Credit Agreement (defined below) will be sufficient to meet our current anticipated working capital and capital expenditure requirements for at least the next 12 months.

We have accumulated $49.3 million in cash outside the United States that will be subject to a one-time transition tax as discussed in Note 4 of our Consolidated Financial Statements included in this Annual Report on Form 10-K. This cash is expected to be invested indefinitely in our foreign subsidiaries. If these funds were distributed to the U.S. in the form of dividends, we would likely be subject to additional taxes including withholding taxes from the countries where the cash is currently held. We do not believe that any resulting taxes payable for cash outside the United States would have a material impact on our liquidity.

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

Cash Provided by Operating Activities

Cash provided by operating activities for fiscal 2018 was $230.1 million, an increase of $11.8 million from the prior fiscal year when cash provided by operating activities was $218.3 million. This net increase in cash provided by operating activities was due primarily to higher net income due to an increase in revenue and the impact of the Act. Also contributing to the increase was the timing of tax payments and collections of accounts receivable. These increases were partially offset by the $12.5 million of cash received in September 2016 related to a settlement of environmental litigation we entered into in the fourth quarter of fiscal 2016 and increases in inventories and rental merchandise in service in fiscal 2018 due to the growth in revenue.

Cash Used in Investing Activities

Cash used in investing activities for fiscal 2018 was $153.9 million, a decrease of $79.1 million from the prior fiscal year when cash used in investing activities was $233.0 million. The net decrease in cash used in investing activities was due primarily to $119.9 million of cash paid in fiscal 2017 in connection with our acquisition of Arrow Uniform in September 2016.

Cash Used in Financing Activities

Cash used in financing activities for fiscal 2018 was $152.9 million compared to cash used in financing activities of $2.2 million for fiscal 2017. This increase in cash used in financing activities was primarily the result of the repurchase of 1.105 million shares of Class B Common Stock and 0.073 million shares of Common Stock from the Croatti family for $146.0 million, which we completed on March 27, 2018.

Long-term debt and borrowing capacity

We have a $250.0 million unsecured revolving credit agreement (the “Credit Agreement”) with a syndicate of banks, which matures on April 11, 2021. Under the Credit Agreement, we are able to borrow funds at variable interest rates based on, at our election, the Eurodollar rate or a base rate, plus in each case a spread based on our consolidated funded debt ratio. Availability of credit requires compliance with certain financial and other covenants, including a maximum consolidated funded debt ratio and minimum consolidated interest coverage ratio as defined in the Credit Agreement. We test our compliance with these financial covenants on a fiscal quarterly basis. As of August 25, 2018, the interest rates applicable to our borrowings under the Credit Agreement would be calculated as LIBOR plus 75 basis points at the time of the respective borrowing. As of August 25, 2018, we had no outstanding borrowings and had outstanding letters of credit amounting to $63.9 million, leaving $186.1 million available for borrowing under the Credit Agreement.

As of August 25, 2018, we were in compliance with all covenants under the Credit Agreement.

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

In June 2018, we entered into twelve forward contracts to exchange CAD for U.S. dollars at fixed exchange rates in order to manage our exposure related to certain forecasted CAD denominated sales of one of our subsidiaries. The hedged transactions are specified as the first amount of CAD denominated revenues invoiced by one of our domestic subsidiaries each fiscal quarter, beginning in the third fiscal quarter of 2019 and continuing through the second fiscal quarter of 2022. In total, we will sell approximately 12.1 million CAD at an average Canadian-dollar exchange rate of 0.7814 over these quarterly periods. We concluded that the forward contracts met the criteria to qualify as a cash flow hedge under U.S. GAAP.

As of August 25, 2018, we had forward contracts with a notional value of approximately 14.9 million CAD outstanding and recorded the fair value of the contracts of $0.1 million in other long-term assets and $0.1 million in prepaid expenses and other current assets with a corresponding decrease in accumulated other comprehensive loss of $0.1 million, which was recorded net of tax. During fiscal 2018, we reclassified a nominal amount from accumulated other comprehensive loss to revenue, related to the derivative financial instruments. The gain on these forward contracts that results in decrease to accumulated other comprehensive loss as of August 25, 2018 is expected to be reclassified to revenues prior to its maturity on February 25, 2022.

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

Under environmental laws, an owner or lessee of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances located on, or in, or emanating from such property, as well as related costs of investigation and property damage. Such laws often impose liability without regard to whether the owner or lessee knew of, or was responsible for, the presence of such hazardous or toxic substances. There can be no assurances that acquired or leased locations have been operated in compliance with environmental laws and regulations or that future uses or conditions will not result in the imposition of liability upon our Company under such laws or expose our Company to third party actions such as tort suits. We continue to address environmental conditions under terms of consent orders negotiated with the applicable environmental authorities or otherwise with respect to sites located in or related to Woburn, Massachusetts, Somerville, Massachusetts,

Springfield, Massachusetts, Uvalde, Texas, Stockton, California, two sites related to former operations in Williamstown, Vermont, as well as sites located in Goldsboro, North Carolina, Wilmington, North Carolina, and Landover, Maryland.

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

There is usually a range of reasonable estimates of the costs associated with each site. In accordance with U.S. GAAP, our accruals represent the amount within the range that we believe is the best estimate or the low end of a range of estimates if no point within the range is a better estimate. When we believe that both the amount of a particular liability and the timing of the payments are reliably determinable, we adjust the cost in current dollars using a rate of 3% for inflation until the time of expected payment and discount the cost to present value using current risk-free interest rates. As of August 25, 2018, the risk-free interest rates we utilized ranged from 2.8% to 3.0%.

For environmental liabilities that have been discounted, we include interest accretion, based on the effective interest method, in selling and administrative expenses on the Consolidated Statements of Income. The changes to the amounts of our environmental liabilities for the years ended August 25, 2018 and August 26, 2017 are as follows (in thousands):

Year ended	August 25, 2018	August 26, 2017
Beginning balance	$25,419	$26,748
Costs incurred for which reserves have been provided	(1,016)	(1,559)
Insurance proceeds	140	116
Interest accretion	692	600
Changes in discount rates	(494)	(1,027)
Revisions in estimates	745	541

Ending balance	$25,486	$25,419

Anticipated payments and insurance proceeds of currently identified environmental remediation liabilities as of August 25, 2018 for the next five fiscal years and thereafter, as measured in current dollars, are reflected below (in thousands).

Fiscal year ended August	2019	2020	2021	2022	2023	Thereafter	Total
Estimated costs – current dollars	$9,494	$2,122	$1,635	$1,272	$1,175	$12,137	$27,835

Estimated insurance proceeds	(173)	(159)	(173)	(159)	(173)	(830)	(1,667)

Net anticipated costs	$9,321	$1,963	$1,462	$1,113	$1,002	$11,307	$26,168

Effect of inflation							7,289
Effect of discounting							(7,971)

Balance as of August 25, 2018							$25,486

Estimated insurance proceeds are primarily received from an annuity received as part of our legal settlement with an insurance company. Annual proceeds of approximately $0.3 million are deposited into an escrow account which funds remediation and monitoring costs for two sites related to our former operations in Williamstown, Vermont. Annual proceeds received but not expended in the current year accumulate in this account and may be used in future years for costs related to this site through the year 2027. As of August 25, 2018, the balance in this escrow account, which is held in a trust and is not recorded in our Consolidated Balance Sheet, was approximately $3.9 million. Also included in estimated insurance proceeds are amounts we are entitled to receive pursuant to legal settlements as reimbursements from three insurance companies for estimated costs at the site in Uvalde, Texas.

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

Contractual Obligations and Other Commercial Commitments

The following information is presented as of August 25, 2018 (in thousands).

Payments Due by Fiscal Period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Retirement plan benefit payments	$34,996	$2,318	$3,298	$3,692	$25,688
Asset retirement obligations	13,668	—	84	2,867	10,717
Operating leases	47,118	12,016	19,302	9,443	6,357
Forward contracts	127	53	56	18	—

Total contractual cash obligations	$95,909	$14,387	$22,740	$16,020	$42,762

We have uncertain tax positions that are reserved totaling $2.2 million as of August 25, 2018 that are excluded from the above table as we cannot make a reasonably reliable estimate of the period of cash settlement with the respective taxing authority.

We have accrued $25.5 million in costs related to certain environmental obligations we have to address under terms of consent orders negotiated with the applicable environmental authorities or otherwise. Refer to “Environmental and Legal Contingencies”, above for additional discussion on our environmental obligations.

As discussed above under “Long-Term Debt and Borrowing Capacity”, as of August 25, 2018, we had borrowing capacity of $250.0 million under our Credit Agreement, of which approximately $186.1 million was available for borrowing. Also, as of such date, we had no outstanding borrowings and letters of credit outstanding of $63.9 million. All letters of credit expire in less than one year. We expect to replace the Credit Agreement prior to its maturity with a new revolving line of credit on appropriate terms.

As discussed above under “Derivative Instruments and Hedging Activities”, as of August 25, 2018, we had forward contracts with a notional value of approximately 14.9 million CAD outstanding and recorded the fair value of the contracts of $0.1 million in other long-term assets and $0.1 million in prepaid expenses and other current assets with a corresponding decrease in accumulated other comprehensive loss of $0.1 million, which was recorded net of tax. During fiscal 2018, we reclassified a nominal amount from accumulated other comprehensive loss to revenue, related to the derivative financial instruments. The gain on these forward contracts that results in decrease to accumulated other comprehensive loss as of August 25, 2018 is expected to be reclassified to revenues prior to its maturity on February 25, 2022.

Off Balance Sheet Arrangements

As of August 25, 2018, we did not have any off balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Securities and Exchange Commission Regulation S-K.

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

Energy Costs

Significant increases in energy costs, specifically with respect to natural gas and gasoline, can materially affect our operating costs. During fiscal 2018, our energy costs, which include fuel, natural gas, and electricity, represented approximately 4.1% of our total revenue.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued updated accounting guidance for revenue recognition, which they have subsequently modified. This modified update provides a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. The standard includes cost guidance, whereby all direct and incremental costs to obtain or fulfill a contract will be capitalized and amortized over the corresponding period of benefit, determined on a contract by contract basis. This guidance is also intended to improve disclosure requirements and enhance the comparability of revenue recognition practices. Improved disclosures under the amended guidance relate to the nature, amount, timing and uncertainty of revenue that is recognized from contracts with customers. We adopted the standard on August 26, 2018 using the modified retrospective adoption method. The adoption of this guidance is not expected to have a material impact on revenue. In addition to the new qualitative and quantitative disclosures that will be required upon adoption of this standard, we anticipate recognizing a cumulative effect adjustment related to the capitalization of certain direct and incremental contract costs. We estimate the cumulative effect adjustment to be an increase to retained earnings as of August 26, 2018 in the range of approximately $35.0 million to $42.0 million.

In July 2015, the FASB issued updated guidance which changes the measurement principle for inventory from the lower of cost or market to the lower of cost or net realizable value. Subsequent measurement is unchanged for inventory measured using last-in, first-out or the retail inventory method. This guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016, and is to be applied prospectively, with early adoption permitted. Accordingly, we adopted this standard on August 27, 2017. The adoption of this guidance did not have a material impact on our financial statements.

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

In February 2016, the FASB issued updated guidance that improves transparency and comparability among companies by recognizing lease assets and lease liabilities on the balance sheet and by disclosing key information about leasing arrangements. This guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018, with early adoption permitted. Accordingly, the standard will be effective for us on September 1, 2019. At August 25, 2018, we are contractually obligated to make future payments of $47.1 million under our operating lease obligations in existence as of that date, primarily related to long-term leases. While we are in the early stages of our implementation process of this guidance, and have not yet determined its impact on our consolidated balance sheet or consolidated statement of income, these leases would potentially be required to be presented on the consolidated balance sheet in accordance with the requirements of this guidance.

In March 2016, the FASB issued updated guidance that simplifies several aspects of accounting for share-based payment transactions. This guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016 and, depending on the amendment, must be applied using a prospective transition method, retrospective transition method, modified retrospective transition method, prospectively and/or retroactively, with early adoption permitted.  Accordingly, we adopted this standard on August 27, 2017. The impact of the adoption on the consolidated balance sheet as of August 25, 2018 was a cumulative-effect adjustment of $0.7 million, decreasing retained earnings and increasing capital surplus. The impact of the adoption on the consolidated statement of income was a decrease of $3.1 million in the provision for income taxes during the fiscal year ended August 25, 2018. As a result of the adoption of the updated guidance, our excess tax benefit is no longer included in our calculation of diluted shares under the treasury stock method, resulting in an increase of a nominal amount of shares in the effect of dilutive securities for the fiscal year ended August 25, 2018. The election to recognize forfeitures of share-based awards as they occur resulted in an increase of $0.5 million in share-based compensation for the fiscal year ended August 25, 2018. Prior periods have not been adjusted.

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

In August 2017, the FASB issued guidance that expands component and fair value hedging, specifies the presentation of the effects of hedging instruments, and eliminates the separate measurement and presentation of hedge ineffectiveness. The accounting update is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted, and is to be applied on a modified retrospective basis. Accordingly, this guidance will be effective for us on September 1, 2019. We are currently evaluating the impact that this guidance will have on our financial statements and related disclosures.

In February 2018, the FASB issued guidance that allows a reclassification from Accumulated Other Comprehensive Income to retained earnings for tax effects resulting from the Tax Cuts and Jobs Act (the “Act”) and requires certain new disclosures. This guidance will be effective for us for fiscal years beginning after December 15, 2018, with early adoption permitted. The update should be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Act is recognized. We elected to early adopt this guidance in the second quarter of fiscal 2018. The effect of the adoption of the standard was a decrease in accumulated other comprehensive loss of $1.2 million with the offset to retained earnings as recorded in our consolidated balance sheet and statement of changes in stockholders’ equity as of and for the fiscal year ended August 25, 2018.

In June 2018, the FASB issued guidance that includes all share-based payment transactions for acquiring goods and services from nonemployees. This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year, with early adoption permitted. Accordingly, this guidance will be effective for us on September 1, 2019. We are currently evaluating the impact that this guidance will have on our financial statements and related disclosures.

In August 2018, the FASB issued updated guidance to modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. This guidance will be effective for annual reporting periods, and any interim periods within those annual periods, ending after December 15, 2020 and will be required to be applied on a retrospective basis, with early adoption permitted. Accordingly, the standard will be effective for us on August 30, 2020. We are currently evaluating the impact that this guidance will have on our financial statements and related disclosures.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

We have determined that all of our foreign subsidiaries operate primarily in local currencies that represent the functional currencies of such subsidiaries. All assets and liabilities of our foreign subsidiaries are translated into U.S. dollars using the exchange rate prevailing at the balance sheet date. The effects of exchange rate fluctuations on the translation of assets and liabilities are recorded as a component of shareholders’ equity. Revenues and expenses are translated at the average exchange rates in effect during each month of the fiscal year. As such, our financial condition and operating results are affected by fluctuations in the value of the U.S. dollar as compared to currencies in foreign countries. Revenues denominated in currencies other than the U.S. dollar represented approximately 8.1%, 7.4% and 7.9% of our total consolidated revenues for fiscal 2018, 2017 and 2016, respectively. Total assets denominated in currencies other than the U.S. dollar represented approximately 8.0% and 8.2% of our total consolidated assets at August 25, 2018 and August 26, 2017, respectively. If exchange rates had increased or decreased by 10% from the actual rates in effect during the fiscal year ended August 25, 2018, our revenues and assets for the year ended and as of August 25, 2018 would have increased or decreased by approximately $13.7 million and $14.7 million, respectively.

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
In June 2018, we entered into twelve forward contracts to exchange CAD for U.S. dollars at fixed exchange rates in order to manage our exposure related to certain forecasted CAD denominated sales of one of our subsidiaries. The hedged transactions are specified as the first amount of CAD denominated revenues invoiced by one of our domestic subsidiaries each fiscal quarter, beginning in the third fiscal quarter of 2019 and continuing through the second fiscal quarter of 2022. In total, we will sell approximately 12.1 million CAD at an average Canadian-dollar exchange rate of 0.7814 over these quarterly periods. We concluded that the forward contracts met the criteria to qualify as a cash flow hedge under U.S. GAAP.
As of August 25, 2018, we had forward contracts with a notional value of approximately 14.9 million CAD outstanding and recorded the fair value of the contracts of $0.1 million in other long-term assets and $0.1 million in prepaid expenses and other current assets with a corresponding decrease in accumulated other comprehensive loss of $0.1 million, which was recorded net of tax. During fiscal 2018, we reclassified a nominal amount from accumulated other comprehensive loss to revenue, related to the derivative financial instruments. The gain on these forward contracts that results in decrease to accumulated other comprehensive loss as of August 25, 2018 is expected to be reclassified to revenues prior to its maturity on February 25, 2022.

Other than the forward contracts discussed above, we do not operate a hedging program to mitigate the effect of a significant change in the value of the functional currencies of our foreign subsidiaries, which include the Canadian dollar, euro, British pound, Mexican peso and Nicaraguan cordoba, as compared to the U.S. dollar. Any losses or gains resulting from unhedged foreign currency transactions, including exchange rate fluctuations on intercompany accounts are reported as transaction losses (gains) in our other (income) expense. The intercompany payables and receivables are denominated in Canadian dollars, euros, British pounds, Mexican pesos and Nicaraguan cordobas. During the fiscal year ended August 25, 2018, transaction losses included in other expense (income), net, was $0.7 million. If exchange rates had changed by 10% during fiscal 2018, we would have recognized exchange gains or losses of approximately $1.1 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Statements of Income
UniFirst Corporation and Subsidiaries

Year ended (In thousands, except per share data)	August 25, 2018	August 26, 2017	August 27, 2016
Revenues	$1,696,489	$1,590,958	$1,468,046

Operating expenses:
Cost of revenues (1)	1,056,724	993,589	900,427
Selling and administrative expenses (1)	360,727	342,407	284,847
Impairment charge	—	55,800	—
Depreciation and amortization	96,662	88,879	81,612
Total operating expenses	1,514,113	1,480,675	1,266,886

Operating income	182,376	110,283	201,160

Other (income) expense:
Interest income, net	(5,543)	(4,269)	(2,543)
Other expense (income), net	673	(571)	332
Total other income, net	(4,870)	(4,840)	(2,211)

Income before income taxes	187,246	115,123	203,371
Provision for income taxes	23,351	44,927	78,345

Net income	$163,895	$70,196	$125,026

Income per share – Basic:
Common Stock	$8.66	$3.63	$6.51
Class B Common Stock	$6.91	$2.91	$5.21

Income per share – Diluted:
Common Stock	$8.21	$3.44	$6.17

Income allocated to – Basic:
Common Stock	$133,802	$55,903	$99,282
Class B Common Stock	$30,093	$13,915	$25,093

Income allocated to – Diluted:
Common Stock	$163,895	$69,837	$124,409

Weighted average number of shares outstanding – Basic:
Common Stock	15,454	15,382	15,245
Class B Common Stock	4,357	4,786	4,816

Weighted average number of shares outstanding – Diluted:
Common Stock	19,963	20,276	20,154

Dividends per share:
Common Stock	$0.30	$0.15	$0.15
Class B Common Stock	$0.24	$0.12	$0.12

(1)Exclusive of depreciation on the Company’s property, plant and equipment and amortization of its intangible assets.

The accompanying notes are an integral part of these
Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income
UniFirst Corporation and Subsidiaries

Year ended (In thousands)	August 25, 2018	August 26, 2017	August 27, 2016
Net income	$163,895	$70,196	$125,026

Other comprehensive (loss) income:
Foreign currency translation adjustments	(5,184)	4,882	(391)
Pension benefit liabilities, net of income taxes	1,342	2,774	(3,532)
Change in fair value of derivatives, net of income taxes	247	(45)	(398)
Derivative financial instruments reclassified to earnings	(46)	(180)	(215)

Other comprehensive (loss) income	(3,641)	7,431	(4,536)

Comprehensive income	160,254	77,627	120,490

The accompanying notes are an integral part of these
Consolidated Financial Statements.

Consolidated Balance Sheets
UniFirst Corporation and Subsidiaries

(In thousands, except share and par value data)	August 25, 2018	August 26, 2017
Assets
Current assets:
Cash, cash equivalents and short-term investments	$270,512	$349,752
Receivables, less reserves of $9,237 and $8,719 respectively	200,797	187,174
Inventories	90,176	79,068
Rental merchandise in service	174,392	151,340
Prepaid taxes	27,024	29,968
Prepaid expenses and other current assets	21,899	16,924

Total current assets	784,800	814,226

Property, plant and equipment, net	559,576	525,115
Goodwill	397,422	376,110
Customer contracts, net	67,318	67,485
Other intangible assets, net	3,586	4,259
Deferred income taxes	425	394
Other assets	30,259	31,539
Total assets	$1,843,386	$1,819,128

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	73,500	64,691
Accrued liabilities	124,225	112,236
Accrued taxes	736	921

Total current liabilities	198,461	177,848

Accrued liabilities	105,888	106,736
Accrued and deferred income taxes	74,070	81,352

Total liabilities	378,419	365,936

Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred Stock, $1.00 par value; 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $0.10 par value; 30,000,000 shares authorized; 15,431,209 and 15,453,308 shares issued and outstanding in 2018 and 2017, respectively	1,543	1,545
Class B Common Stock, $0.10 par value; 20,000,000 shares authorized; 3,710,009 and 4,815,519 shares issued and outstanding in 2018 and 2017, respectively	371	482
Capital surplus	82,973	86,245
Retained earnings	1,405,239	1,386,438
Accumulated other comprehensive loss	(25,159)	(21,518)

Total shareholders’ equity	1,464,967	1,453,192

Total liabilities and shareholders’ equity	$1,843,386	$1,819,128

The accompanying notes are an integral part of these
Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Equity
UniFirst Corporation and Subsidiaries

(In thousands)	Common Shares	Class B Common Shares	Common Stock	Class B Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance, August 29, 2015	15,246	4,854	$1,525	$485	$67,611	$1,197,000	$(24,413)	$1,242,208
Net income	—	—	—	—	—	125,026	—	125,026
Pension benefit liabilities, net (1)	—	—	—	—	—	—	(3,532)	(3,532)
Change in fair value of derivatives	—	—	—	—	—	—	(613)	(613)
Foreign currency translation	—	—	—	—	—	—	(391)	(391)
Dividends declared	—	—	—	—	—	(2,884)	—	(2,884)
Share-based compensation, net (2)	104	(5)	10	—	(343)	—	—	(333)
Share-based awards exercised, net (1)(3)	65	—	7	—	5,293	—	—	5,300

Balance, August 27, 2016	15,415	4,849	$1,542	$485	$72,561	$1,319,142	$(28,949)	$1,364,781
Net income	—	—	—	—	—	70,196	—	70,196
Pension benefit liabilities, net (1)	—	—	—	—	—	—	2,774	2,774
Change in fair value of derivatives	—	—	—	—	—	—	(225)	(225)
Foreign currency translation	—	—	—	—	—	—	4,882	4,882
Dividends declared	—	—	—	—	—	(2,900)	—	(2,900)
Shares converted	34	(34)	3	(3)	—	—	—	—
Share-based compensation, net (2)	(47)	—	(5)	—	10,072	—	—	10,067
Share-based awards exercised, net (1)(3)	51	—	5	—	3,612	—	—	3,617

Balance, August 26, 2017	15,453	4,815	$1,545	$482	$86,245	$1,386,438	$(21,518)	$1,453,192
Net income	—	—	—	—	—	163,895	—	163,895
Pension benefit liabilities, net (1)(4)	—	—	—	—	—	1,192	1,342	2,534
Change in fair value of derivatives	—	—	—	—	—	—	201	201
Foreign currency translation	—	—	—	—	—	—	(5,184)	(5,184)
Dividends declared	—	—	—	—	—	(5,586)	—	(5,586)
Share-based compensation, net (2)	—	—	—	—	2,204	(738)	—	1,466
Share-based awards exercised, net (1)	51	—	5	—	456	—	—	461
Repurchase of Common Stock	(73)	(1,105)	(7)	(111)	(5,932)	(139,962)	—	(146,012)
Balance, August 25, 2018	15,431	3,710	$1,543	$371	$82,973	$1,405,239	$(25,159)	$1,464,967
(1)These amounts are shown net of the effect of income taxes.
(2)These amounts are shown net of any shares withheld by the Company to satisfy certain tax withholdings obligations in connection with the vesting of certain shares of restricted stock.
(3)These amounts include excess tax benefits that the Company realized as part of the exercise of share-based awards.
(4)These amounts include the impact of the adoption of ASU 2018-02. See Note 1, “Summary of Significant Accounting Policies” in our Consolidated Financial Statements
for further details.
The accompanying notes are an integral part of these
Consolidated Financial Statements.

Consolidated Statements of Cash Flows
UniFirst Corporation and Subsidiaries

Year ended (In thousands)	August 25, 2018	August 26, 2017	August 27, 2016
Cash flows from operating activities:
Net income	$163,895	$70,196	$125,026
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	83,376	76,073	72,983
Amortization of intangible assets	13,286	12,806	8,629
Amortization of deferred financing costs	112	112	184
Gain on sale of assets	(232)	(567)	—
Share-based compensation	4,638	12,462	5,628
Accretion on environmental contingencies	692	600	669
Accretion on asset retirement obligations	935	853	826
Impairment charge	—	55,800	—
Deferred income taxes	(7,861)	955	9,899
Changes in assets and liabilities, net of acquisitions:
Receivables, less reserves	(12,420)	(22,232)	(3,949)
Inventories	(11,051)	1,865	1,467
Rental merchandise in service	(21,572)	(5,384)	3,945
Prepaid expenses and other current assets and Other assets	(5,643)	12,903	(38,443)
Accounts payable	4,573	9,594	49
Accrued liabilities	12,233	11,728	31,954
Prepaid and accrued income taxes	5,112	(19,490)	(11,231)
Net cash provided by operating activities	230,073	218,274	207,636

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(42,665)	(125,457)	(16,583)
Capital expenditures	(112,747)	(108,554)	(98,235)
Proceeds from sale of assets	1,777	876	—
Other	(263)	98	149
Net cash used in investing activities	(153,898)	(233,037)	(114,669)

Cash flows from financing activities:
Payments on loans payable and long-term debt	—	—	(1,301)
Payment of deferred financing costs	—	—	(813)
Proceeds from exercise of share-based awards, including excess tax benefits in fiscal 2017 and 2016	461	3,102	5,313
Taxes withheld and paid related to net share settlement of equity awards	(3,180)	(2,386)	(5,965)
Repurchase of Common Stock	(146,011)	—	—
Payment of cash dividends	(4,218)	(2,898)	(2,878)
Net cash used in financing activities	(152,948)	(2,182)	(5,644)

Effect of exchange rate changes	(2,467)	2,902	(81)

Net (decrease) increase in cash, cash equivalents and short-term investments	(79,240)	(14,043)	87,242
Cash, cash equivalents and short-term investments at beginning of period	349,752	363,795	276,553

Cash, cash equivalents and short-term investments at end of period	$270,512	$349,752	$363,795

Supplemental disclosure of cash flow information:
Non-cash capital expenditures	$15,050	$10,625	$5,607
Interest paid	$538	$801	$763
Income taxes paid, net of refunds received	$28,355	$62,165	$73,658

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

As discussed and described in Note 15, “Segment Reporting”, to these Consolidated Financial Statements, the Company has five reporting segments: U.S. and Canadian Rental and Cleaning, Manufacturing (“MFG”), Specialty Garments Rental and Cleaning (“Specialty Garments”), First Aid and Corporate. The operations of the U.S. and Canadian Rental and Cleaning reporting segment are referred to by the Company as its “industrial laundry operations” and the locations related to this reporting segment are referred to as “industrial laundries”. The Company refers to its U.S. and Canadian Rental and Cleaning, MFG, and Corporate segments combined as its “Core Laundry Operations”.

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. Intercompany balances and transactions are eliminated in consolidation.

Use of Estimates

The preparation of these Consolidated Financial Statements is in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) which requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. These estimates are based on historical information, current trends, and information available from other sources. Actual results could differ from these estimates.

Fiscal Year

The Company’s fiscal year ends on the last Saturday in August. For financial reporting purposes, fiscal 2018, fiscal 2017 and fiscal 2016 consisted of 52 weeks.

Cash, Cash Equivalents and Short-Term Investments

Cash, cash equivalents and short-term investments include cash in banks, money market securities, and bank short-term investments having original maturities of six months or less. Short-term investments consist of certificates of deposits totaling $67.6 million having original maturities of three, six and twelve months.

Notes to Consolidated Financial Statements (Continued)
UniFirst Corporation and Subsidiaries

Financial Instruments

The Company’s financial instruments, which may expose the Company to concentrations of credit risk, include cash, cash equivalents and short-term investments, receivables and accounts payable. Each of these financial instruments is recorded at cost, which approximates its fair value given the short maturity of each financial instrument.

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

The components of inventory as of August 25, 2018 and August 26, 2017 were as follows (in thousands):

	August 25, 2018	August 26, 2017
Raw materials	$18,508	$18,468
Work in process	3,271	4,159
Finished goods	68,397	56,441
Total inventory	$90,176	$79,068

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

Notes to Consolidated Financial Statements (Continued)
UniFirst Corporation and Subsidiaries

The components of property, plant and equipment as of August 25, 2018 and August 26, 2017 were as follows (in thousands):

	August 25, 2018	August 26, 2017
Land, buildings and leasehold equipment	$496,966	$467,050
Machinery and equipment	576,354	540,185
Motor vehicles	238,087	220,205
	1,311,407	1,227,440
Less: accumulated depreciation	751,831	702,325
Total property, plant and equipment	$559,576	$525,115

The Company provides for depreciation on the straight-line method based on the date the asset is placed in service using the following estimated useful lives:

Buildings (in years)	30	—	40
Building components (in years)	10	—	20
Leasehold improvements	Shorter of useful life or term of lease
Machinery and equipment (in years)	3	—	10
Motor vehicles (in years)	3	—	5

Long-lived assets, including property, plant and equipment, are evaluated for impairment whenever events or circumstances indicate an asset may be impaired. There were no material impairments of long-lived assets in fiscal 2018 and 2016. During the fourth quarter of fiscal 2017, the Company recognized a non-cash impairment charge in its U.S. and Canadian Rental and Cleaning segment of $55.8 million on its ongoing customer relationship management (“CRM”) systems project as the Company determined that it was no longer probable that the version being developed at the end of fiscal 2017 would be placed into service. During fiscal 2018, the previous version of the CRM system being developed was abandoned, and the Company is now working on a new CRM system. Expenditures not impaired for computer software, including amounts capitalized related to the Company’s CRM systems project, are included within machinery and equipment.

Goodwill and Other Intangible Assets

In accordance with U.S. GAAP, the Company does not amortize goodwill. Instead, the Company tests goodwill for impairment on an annual basis. Management completes its annual goodwill impairment test in the fourth quarter of each fiscal year. In addition, U.S. GAAP requires that companies test goodwill if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit to which goodwill is assigned below its carrying amount. The Company used the qualitative assessment option for our impairment testing in fiscal 2018 for goodwill and determined that the fair values of the reporting units more likely than not exceeded their carrying values and that there was no evidence of impairment as of August 25, 2018.

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

Definite-lived intangible assets are amortized over their estimated useful lives, which are based on management’s estimates of the period that the assets will generate economic benefits. Definite-lived intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable in accordance with U.S. GAAP. There were no impairments of goodwill or indicators of impairment for definite-lived intangible assets in fiscal 2018, 2017 or 2016.

Notes to Consolidated Financial Statements (Continued)
UniFirst Corporation and Subsidiaries

As of August 25, 2018, definite-lived intangible assets have a weighted average useful life of approximately 14.1 years. Customer contracts have a weighted average useful life of approximately 14.6 years and other intangible assets, net, which consist of primarily, restrictive covenants, deferred financing costs and trademarks, have a weighted average useful life of approximately 5.2 years.

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

The estimated liability for environmental contingencies has been discounted as of August 25, 2018 using risk-free interest rates ranging from 2.8% to 3.0% over periods ranging from ten to thirty years. The estimated current costs, net of legal settlements with insurance carriers, have been adjusted for the estimated impact of inflation at 3% per year. Changes in enacted laws, regulatory orders or decrees, management’s estimates of costs, risk-free interest rates, insurance proceeds, participation by other parties, the timing of payments, the input of the Company’s attorneys and outside consultants or other factual circumstances could have a material impact on the amounts recorded for environmental and other contingent liabilities. Refer to Note 11, “Commitments and Contingencies”, of these Consolidated Financial Statements for additional discussion and analysis.

Asset Retirement Obligations

Under U.S. GAAP, asset retirement obligations generally apply to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset. The Company recognizes asset retirement obligations in the period in which they are incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.

The Company has recognized as a liability the present value of the estimated future costs to decommission its nuclear laundry facilities. The Company depreciates, on a straight-line basis, the amount added to property, plant and equipment and recognizes accretion expense in connection with the discounted liability over the various remaining lives which range from approximately two to twenty-six years.

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

Notes to Consolidated Financial Statements (Continued)
UniFirst Corporation and Subsidiaries

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

Income Taxes

The Company computes income tax expense by jurisdiction based on its operations in each jurisdiction. Deferred income taxes are provided for temporary differences between the amounts recognized for income tax and financial reporting purposes at currently enacted tax rates. The Tax Cuts and Jobs Act of 2017 (the “Act”) includes a mandatory one-time tax on accumulated earnings of foreign subsidiaries and, as a result, previously unremitted earnings for which no U.S. deferred tax liability had been accrued have now been subject to U.S. tax. Deferred tax assets and liabilities are determined by the differences between the consolidated financial statement carrying amounts and the tax basis of assets and liabilities. See Note 4, “Income Taxes” in these Consolidated Financial Statements for the types of items that give rise to significant deferred income tax assets and liabilities. Deferred income taxes are classified as assets or liabilities based on the classification of the related asset or liability for financial reporting purposes. The Company regularly reviews deferred tax assets for recoverability based upon projected future taxable income and the expected timing of the reversals of existing temporary differences. Although realization is not assured, management believes it is more likely than not that the recorded deferred tax assets, as adjusted for valuation allowances, will be realized.

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

The Company has undistributed earnings from its foreign subsidiaries of approximately $129.7 million as of August 25, 2018. The Company considers these undistributed earnings as indefinitely reinvested and therefore has not provided for U.S. income taxes or foreign withholding taxes. If these funds were distributed to the U.S. in the form of dividends, the Company would likely be subject to additional taxes including withholding taxes from the countries where the cash is currently held. The Company does not believe that any resulting taxes payable for cash outside the United States would have a material impact on its liquidity.

Notes to Consolidated Financial Statements (Continued)
UniFirst Corporation and Subsidiaries

Advertising Costs

Advertising costs are expensed as incurred and are classified as selling and administrative expenses. The Company incurred advertising costs of $2.8 million, $3.7 million and $1.5 million, for fiscal 2018, 2017 and 2016, respectively.

Share-Based Compensation

Compensation expense for all stock options, stock appreciation rights, unrestricted stock and restricted stock units (collectively, "Share-Based Awards") is recognized ratably over the related vesting period, net of actual forfeitures. Certain Share-Based Awards in the form of stock appreciation rights and shares of unrestricted stock were granted during fiscal 2018, 2017 and 2016 to non-employee Directors of the Company, which were fully vested upon grant and, with respect to stock appreciation rights, expire eight years after the grant date. Accordingly, compensation expense related to these Share-Based Awards in fiscal 2018, 2017 and 2016 were recognized on the date of grant.

For performance-based restricted stock unit awards with revenue and adjusted operating margin targets, we evaluate the probability of meeting the performance criteria at each balance sheet date and if probable, related compensation cost is amortized over the performance period on a straight-line basis because such awards vest only at the end of the measurement period. Changes to the probability assessment and the estimate of shares expected to vest will result in adjustments to the related share-based compensation expense that will be recorded in the period of the change. If the performance targets are not achieved, no compensation cost is recognized and any previously recognized compensation cost is reversed.

U.S. GAAP requires that share-based compensation cost be measured at the grant date based on the fair value of the award and be recognized as expense over the requisite service period, which is generally the vesting period. Determining the fair value of Share-Based Awards in the form of stock appreciation rights at the grant date requires judgment, including estimating expected dividends and share price volatility. The fair value of each Share-Based Award in the form of stock appreciation rights is estimated on the date of grant using the Black-Scholes option pricing model.

The Company recognizes compensation expense for restricted stock and restricted stock unit grants over the related vesting period. The fair value for each restricted stock, unrestricted stock and restricted stock unit grant is determined by using the closing price of the Company’s stock on the date of the grant. Refer to Note 12, “Share-Based Compensation”, of these Consolidated Financial Statements for further discussion regarding the Company’s share-based compensation plans.

Income Per Share

The Company calculates income per share by allocating income to its unvested participating securities as part of its income per share calculations.

The Class B Common Stock may be converted at any time on a one-for-one basis into Common Stock at the option of the holder of the Class B Common Stock. Diluted income per share for the Company’s Common Stock assumes the conversion of all of the Company’s Class B Common Stock into Common Stock, full vesting of outstanding restricted stock, and the exercise of Share-Based Awards under the Company’s stock incentive plans.

Notes to Consolidated Financial Statements (Continued)
UniFirst Corporation and Subsidiaries

The following table sets forth the computation of basic income per share using the two-class method for amounts attributable to the Company’s shares of Common Stock and Class B Common Stock (in thousands, except per share data):

Year ended	August 25, 2018	August 26, 2017	August 27, 2016
Net income available to shareholders	$163,895	$70,196	$125,026

Allocation of net income for Basic:
Common Stock	$133,802	$55,903	$99,282
Class B Common Stock	30,093	13,915	25,093
Unvested participating shares	—	378	651
	$163,895	$70,196	$125,026

Weighted average number of shares for Basic:
Common Stock	15,454	15,382	15,245
Class B Common Stock	4,357	4,786	4,816
Unvested participating shares	—	116	107
	19,811	20,284	20,168

Income per share for Basic:
Common Stock	$8.66	$3.63	$6.51
Class B Common Stock	$6.91	$2.91	$5.21

The Company calculates diluted income per share for Common Stock using the more dilutive of the following two methods:

•The treasury stock method; or

•The two-class method assuming a participating security is not exercised or converted.

Notes to Consolidated Financial Statements (Continued)
UniFirst Corporation and Subsidiaries

For the years ended August 25, 2018, August 26, 2017 and August 27, 2016, the Company’s diluted income per share assumes the conversion of all vested Class B Common Stock into Common Stock and uses the two-class method for its unvested participating shares as it was the more dilutive of the two approaches. The following presents a reconciliation of basic and diluted income per share (in thousands, except per share data):

	Year Ended August 25, 2018			Year Ended August 26, 2017			Year Ended August 27, 2016
	Earnings to Common shareholders	Common Shares	Income Per Share	Earnings to Common shareholders	Common Shares	Income Per Share	Earnings to Common shareholders	Common Shares	Income Per Share
As reported – Basic	$133,802	15,454	$8.66	55,903	15,382	$3.63	$99,282	15,245	$6.51

Add: effect of dilutive potential common shares
Share-Based Awards	—	152		—	108		—	93
Class B Common Stock	30,093	4,357		13,915	4,786		25,093	4,816

Add: Undistributed earnings allocated to unvested participating shares	—	—		362	—		636	—

Less: Undistributed earnings reallocated to unvested participating shares	—	—		(343)	—		(602)	—

Diluted Income Per Share – Common Stock	$163,895	19,963	$8.21	69,837	20,276	$3.44	$124,409	20,154	$6.17

Share-Based Awards that would result in the issuance of 4,972 shares of Common Stock were excluded from the calculation of diluted earnings per share for the fiscal year ended August 25, 2018 because they were anti-dilutive. Share-Based Awards that would result in the issuance of 16 shares of Common Stock were excluded from the calculation of diluted earnings per share for the fiscal year ended August 26, 2017 because they were anti-dilutive. Share-Based Awards that would result in the issuance of 9,883 shares of Common Stock were excluded from the calculation of diluted earnings per share for the fiscal year ended August 27, 2016 because they were anti-dilutive.

Notes to Consolidated Financial Statements (Continued)
UniFirst Corporation and Subsidiaries

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued updated accounting guidance for revenue recognition, which they have subsequently modified. This modified update provides a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. The standard includes cost guidance, whereby all direct and incremental costs to obtain or fulfill a contract will be capitalized and amortized over the corresponding period of benefit, determined on a contract by contract basis. This guidance is also intended to improve disclosure requirements and enhance the comparability of revenue recognition practices. Improved disclosures under the amended guidance relate to the nature, amount, timing and uncertainty of revenue that is recognized from contracts with customers. The Company adopted this standard on August 26, 2018 using the modified retrospective adoption method. The adoption of this guidance is not expected to have a material impact on revenue. In addition to the new qualitative and quantitative disclosures that will be required upon adoption of this standard, the Company anticipates recognizing a cumulative effect adjustment related to the capitalization of certain direct and incremental contract costs. The Company estimates the cumulative effect adjustment to be an increase to retained earnings as of August 26, 2018 in the range of approximately $35.0 million to $42.0 million.

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

In February 2016, the FASB issued updated guidance that improves transparency and comparability among companies by recognizing lease assets and lease liabilities on the balance sheet and by disclosing key information about leasing arrangements. This guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018, with early adoption permitted. Accordingly, the standard will be effective for the Company on September 1, 2019. At August 25, 2018, the Company is contractually obligated to make future payments of $47.1 million under its operating lease obligations in existence as of that date, primarily related to long-term leases. While the Company is in the early stages of its implementation process of this guidance, and have not yet determined its impact on its consolidated balance sheet or consolidated statement of income, these leases would potentially be required to be presented on the consolidated balance sheet in accordance with the requirements of this guidance.

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

Notes to Consolidated Financial Statements (Continued)
UniFirst Corporation and Subsidiaries

Accordingly, the Company adopted this standard on August 27, 2017. The impact of the adoption on the consolidated balance sheet as of August 25, 2018 was a cumulative-effect adjustment of $0.7 million, decreasing retained earnings and increasing capital surplus. The impact of the adoption on the consolidated statement of income was a decrease of $3.1 million in the provision for income taxes during the fiscal year ended August 25, 2018. As a result of the adoption of the updated guidance, our excess tax benefit is no longer included in our calculation of diluted shares under the treasury stock method, resulting in an increase of a nominal amount of shares in the effect of dilutive securities for the fiscal year ended August 25, 2018. The election to recognize forfeitures of share-based awards as they occur resulted in an increase of $0.5 million in share-based compensation for the fiscal year ended August 25, 2018. Prior periods have not been adjusted.

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

In August 2017, the FASB issued guidance that expands component and fair value hedging, specifies the presentation of the effects of hedging instruments, and eliminates the separate measurement and presentation of hedge ineffectiveness. The accounting update is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted, and is to be applied on a modified retrospective basis. Accordingly, this guidance will be effective for the Company on September 1, 2019. The Company is currently evaluating the impact that this guidance will have on its financial statements and related disclosures.

In February 2018, the FASB issued guidance that allows a reclassification from Accumulated Other Comprehensive Income to retained earnings for tax effects resulting from the Tax Cuts and Jobs Act (the “Act”) and requires certain new disclosures. This guidance will be effective for the Company for fiscal years beginning after December 15, 2018, with early adoption permitted. The update should be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Act is recognized. The Company elected to early adopt this guidance in the second quarter of fiscal 2018. The effect of the adoption of the standard was a decrease in accumulated other comprehensive loss of $1.2 million with the offset to retained earnings as recorded in the Company’s consolidated balance sheet and statement of changes in stockholders’ equity as of and for the fiscal year ended August 25, 2018.

In June 2018, the FASB issued guidance that includes all share-based payment transactions for acquiring goods and services from nonemployees. This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year, with early adoption permitted. Accordingly, this guidance will be effective for the Company on September 1, 2019. The Company is currently evaluating the impact that this guidance will have on its financial statements and related disclosures.

In August 2018, the FASB issued updated guidance to modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. This guidance will be effective for annual reporting periods, and any interim periods within those annual periods, ending after December 15, 2020 and will be required to be applied on a retrospective basis, with early adoption permitted. Accordingly, the standard will be effective for the Company on August 30, 2020. The Company is currently evaluating the impact that this guidance will have on its financial statements and related disclosures.

Notes to Consolidated Financial Statements (Continued)
UniFirst Corporation and Subsidiaries

2. Acquisitions

During the fiscal year ended August 25, 2018, the Company completed nine business acquisitions with an aggregate purchase price of approximately $41.8 million. The results of operations of these acquisitions have been included in the Company’s consolidated financial results since their respective acquisition dates. These acquisitions were not significant in relation to the Company’s consolidated financial results and, therefore, pro forma financial information has not been presented.

Aggregate information relating to the acquisition of businesses which were accounted for as purchases is as follows (in thousands, except number of businesses acquired):

Year ended	August 25, 2018	August 26, 2017	August 27, 2016
Number of businesses acquired	9	6	6
Tangible assets acquired	$7,743	$26,174	$3,572
Intangible assets and goodwill acquired	34,110	101,530	14,239
Liabilities assumed	(95)	(2,156)	(80)

Acquisition of businesses	$41,758	$125,548	$17,731

Tangible assets acquired primarily relate to accounts receivable, inventory, prepaid expenses and property, plant and equipment. Liabilities assumed primarily relate to accounts payable and accrued liabilities.

The amount assigned to intangible assets acquired was based on their respective fair values determined as of the acquisition date. The excess of the purchase price over the tangible and intangible assets was recorded as goodwill. In fiscal 2018, 2017 and 2016, the goodwill was primarily allocated to the U.S. and Canadian Rental and Cleaning segment and is deductible for tax purposes.

3. Fair Value Measurements

U.S. GAAP establishes a framework for measuring fair value and establishes disclosure requirements about fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. We considered non-performance risk when determining fair value of our derivative financial instruments.

The fair value hierarchy prescribed under U.S. GAAP contains three levels as follows:

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

All financial assets or liabilities that are measured at fair value on a recurring basis (at least annually) have been segregated into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date.  The assets or liabilities measured at fair value on a recurring basis are summarized in the tables below (in thousands):

Notes to Consolidated Financial Statements (Continued)
UniFirst Corporation and Subsidiaries

	As of August 25, 2018
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents	$103,190	$—	$—	$103,190
Pension plan assets	—	6,325	—	6,325
Foreign currency forward contracts	—	127	—	127
Total assets at fair value	$103,190	$6,452	$—	$109,642

	As of August 26, 2017
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents	$81,253	$—	$—	$81,253
Pension plan assets	—	5,097	—	5,097
Total assets at fair value	$81,253	$5,097	$—	$86,350
Liabilities:
Foreign currency forward contracts	$—	$177	$—	$177
Total liabilities at fair value	$—	$177	$—	$177

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

Notes to Consolidated Financial Statements (Continued)
UniFirst Corporation and Subsidiaries

4. Income Taxes

The provision for income taxes consists of the following (in thousands):

Fiscal year	2018	2017	2016
Current:
Federal	$23,815	$37,027	$54,654
Foreign	527	1,995	1,672
State	8,012	6,642	9,996
Total current	$32,354	$45,664	$66,322

Deferred:
Federal	$(11,517)	$(520)	$10,803
Foreign	363	123	(217)
State	2,151	(340)	1,437
Total deferred	$(9,003)	$(737)	$12,023

Total	$23,351	$44,927	$78,345

The following table reconciles the provision for income taxes using the statutory federal income tax rate to the actual provision for income taxes:

Fiscal year	2018	2017	2016
Income taxes at the statutory federal income tax rate	25.9%	35.0%	35.0%
State income taxes	4.1	3.5	3.5
Other (1)	(2.8)	0.5	—
Deemed Repatriation of Non - U.S. Earnings, net foreign tax credits and other (collectively, Transition Tax)	1.4	—	—
Impact of U.S. tax reform federal tax rate reduction	(16.1)	—	—
Total	12.5%	39.0%	38.5%
(1) Fiscal 2018 includes the impact of ASU 2016-09.

Notes to Consolidated Financial Statements (Continued)
UniFirst Corporation and Subsidiaries

The tax effect of items giving rise to the Company’s deferred tax assets and liabilities is as follows (in thousands):

	August 25, 2018	August 26, 2017
Deferred Tax Assets
Payroll and benefit related	$14,718	$26,391
Insurance related	10,880	17,691
Environmental	6,593	9,945
Accrued expenses	3,513	4,542
Other	7,440	9,725
Total deferred tax assets	$43,144	$68,294

Deferred Tax Liabilities
Tax in excess of book depreciation	$39,877	$48,969
Purchased intangible assets	27,206	39,179
Rental merchandise in service	44,508	56,707
Other	318	25
Total deferred tax liabilities	111,909	144,880

Net deferred tax liability	$68,765	$76,586

The Company has evaluated its deferred tax assets and believes that they will be fully recovered. As a result, the Company has not established a valuation allowance.

The reduction in the effective tax rates in the fiscal year ended August 25, 2018 as compared to the prior year period was due primarily to the impact of the Act enacted on December 22, 2017. As a result of the Act, U.S. corporations will be subject to lower income tax rates, which also caused the Company to remeasure its U.S. net deferred tax liabilities at the lower rates. The remeasurement of the Company's net deferred tax assets and liabilities resulted in an estimated net benefit of $22.6 million recorded to the Company’s provision for income taxes for the fiscal year ended August 25, 2018. Also because of this Act, the Company will be subject to a one-time transition tax for the deemed repatriation of its foreign earnings. The Company recorded an estimated charge of $2.5 million in the fiscal year ended August 25, 2018 for this transition tax which partially offset the benefit mentioned above. For the fiscal year ended August 25, 2018, the Company’s effective tax rates also were lower than the statutory tax rate due to the tax benefit of $3.1 million during the fiscal year ended August 25, 2018, from restricted stock upon vesting.

U.S. Tax Reform
The Act, among other matters, reduces the U.S. federal corporate income tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and creates new taxes on certain foreign sourced earnings.

As of August 25, 2018, the Company had not completed its accounting for the tax effects of enactment of the Act; however, as described below, the Company has made a reasonable estimate of the effects on its existing deferred tax balances and the one-time transition tax, and recognized a provisional net benefit of $20.1 million, which is included in income tax expense for the fiscal year ended August 25, 2018.

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

Notes to Consolidated Financial Statements (Continued)
UniFirst Corporation and Subsidiaries

either in its entirety or with respect to specific provisions. All of these potential legislative and interpretive actions could result in adjustments to our provisional estimates when the accounting for the income tax effects of the Act is completed.

In the fiscal year ended August 25, 2018, the Company revised its estimated annual effective rate to reflect a change in the federal statutory income tax rate from 35% to 21%. The rate change is administratively effective at the beginning of the Company’s fiscal year, using a blended rate for the annual period. The Company's blended federal statutory income tax rate for fiscal 2018 is 25.9%.

The Company re-measured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is 25.9% for fiscal 2018 reversals and 21% for post-fiscal 2018 reversals. However, the Company is still analyzing certain aspects of the Act and refining its calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. The provisional net benefit amount recorded related to the re-measurement of the Company’s deferred tax balance was $22.6 million in the fiscal year ended August 25, 2018.

The one-time transition tax is based on the Company’s total post-1986 earnings and profits (“E&P”) in foreign subsidiaries which were previously deferred from U.S. income taxes. The Company recorded a provisional amount for its one-time transition tax liability related to the deemed repatriation of the earnings of its foreign subsidiaries, resulting in an increase in income tax expense of $2.5 million in the fiscal year ended August 25, 2018. The Company has not yet finalized its calculation of the total post-1986 foreign E&P for these foreign subsidiaries. Further, the transition tax is based in part on the amount of those earnings held in cash and other specified assets. This amount may change when the Company finalizes the calculation of its post-1986 foreign E&P previously deferred from U.S. federal taxation and finalizes the amounts held in cash or other specified assets. No additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the transition tax and any additional outside basis difference inherent in these entities as these amounts continue to be indefinitely reinvested in foreign operations. The Company continues to evaluate this assertion in its ongoing analysis of the effects of tax reform on the Company's strategic initiatives. The Company believes that determining the amount of unrecognized deferred tax liability related to any remaining undistributed foreign earnings not subject to the transition tax and additional outside basis difference in these entities (i.e., basis difference in excess of that subject to the one-time transition tax) is not practicable.

Uncertain tax positions
As of August 25, 2018 and August 26, 2017, there was $2.2 million and $4.2 million, respectively, of unrecognized tax benefits, of which $1.9 million and $3.6 million, respectively, would favorably impact the Company’s effective tax rate, if recognized. The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense which is consistent with the recognition of these items in prior reporting periods. As of August 25, 2018 and August 26, 2017, the Company had accrued a total of $0.1 in interest and penalties, in its long-term accrued liabilities.  For the years ended August 25, 2018, August 26, 2017 and August 27, 2016 the Company recognized a nominal expense in its Consolidated Statement of Income related to interest and penalties.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at August 27, 2016	$3,743
Additions based on tax positions related to the current year	490
Additions for tax positions of prior years	331
Statute expirations	(350)

Balance at August 26, 2017	4,214
Additions based on tax positions related to the current year	487
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	(2,073)
Statute expirations	(430)

Balance at August 25, 2018	$2,198

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

Notes to Consolidated Financial Statements (Continued)
UniFirst Corporation and Subsidiaries

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

5. Loans Payable and Long-term Debt

As of August 25, 2018 and August 26, 2017, the Company had no outstanding loans payable.

The Company has a $250.0 million unsecured revolving credit agreement (the “Credit Agreement”) with a syndicate of banks, which matures on April 11, 2021. Under the Credit Agreement, the Company is able to borrow funds at variable interest rates based on, at its election, the Eurodollar rate or a base rate, plus in each case a spread based on the Company’s consolidated funded debt ratio. Availability of credit requires compliance with certain financial and other covenants, including a maximum consolidated funded debt ratio and minimum consolidated interest coverage ratio as defined in the Credit Agreement. The Company tests its compliance with these financial covenants on a fiscal quarterly basis. As of August 25, 2018, the interest rates applicable to the Company’s borrowings under the Credit Agreement would be calculated as LIBOR plus 75 basis points at the time of the respective borrowing. As of August 25, 2018, the Company had no outstanding borrowings and had outstanding letters of credit amounting to $63.9 million, leaving $186.1 million available for borrowing under the Credit Agreement.

As of August 25, 2018, the Company was in compliance with all covenants under the Credit Agreement.

6. Derivative Instruments and Hedging Activities

The Company uses derivative financial instruments to mitigate its exposure to fluctuations in foreign currencies on certain forecasted transactions denominated in foreign currencies. U.S. GAAP requires that all of the Company's derivative instruments be recorded on the balance sheet at fair value. All subsequent changes in a derivative’s fair value are recognized in income, unless specific hedge accounting criteria are met.

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

In June 2018, the Company entered into twelve forward contracts to exchange CAD for U.S. dollars at fixed exchange rates in order to manage its exposure related to certain forecasted CAD denominated sales of one of its subsidiaries. The hedged transactions are specified as the first amount of CAD denominated revenues invoiced by one of the Company's domestic subsidiaries each fiscal quarter, beginning in the third fiscal quarter of 2019 and continuing through the second fiscal quarter of 2022. In total, the Company sell approximately 12.1 million CAD at an average Canadian-dollar exchange rate of 0.7814 over

Notes to Consolidated Financial Statements (Continued)
UniFirst Corporation and Subsidiaries

these quarterly periods. The Company concluded that the forward contracts met the criteria to qualify as a cash flow hedge under U.S. GAAP.

As of August 25, 2018, the Company had forward contracts with a notional value of approximately 14.9 million CAD outstanding and recorded the fair value of the contracts of $0.1 million in other long-term assets and $0.1 million in prepaid expenses and other current assets with a corresponding decrease in accumulated other comprehensive loss of $0.1 million, which was recorded net of tax. For the fiscal year ended August 25, 2018, the Company reclassified a nominal amount from accumulated other comprehensive loss to revenue, related to the derivative financial instruments. The gain on these forward contracts that results in decrease to accumulated other comprehensive loss as of August 25, 2018 is expected to be reclassified to revenues prior to its maturity on February 25, 2022.

7. Employee Benefit Plans

Defined Contribution Retirement Savings Plan

The Company has a defined contribution retirement savings plan with a 401(k) feature for all eligible U.S. and Canadian employees not under collective bargaining agreements. The Company matches a portion of the employee’s contribution and may make an additional contribution at its discretion. Contributions charged to expense under the plan for fiscal 2018, 2017 and 2016 were $18.1 million, $15.0 million and $13.8 million, respectively.

Pension Plans and Supplemental Executive Retirement Plans

The Company accounts for its pension plans and Supplemental Executive Retirement Plan on an accrual basis over employees’ estimated service periods.

The Company maintains an unfunded Supplemental Executive Retirement Plan (“SERP”) for certain eligible employees of the Company. The benefits are based on the employee’s compensation upon retirement. The amount charged to expense related to this plan amounted to approximately $2.1 million, $2.5 million and $2.4 million for fiscal 2018, 2017 and 2016, respectively.

The Company maintains a non-contributory defined benefit pension plan (“UniFirst Plan”) covering employees at one of its locations. The benefits are based on years of service. The UniFirst Plan assets are invested in a Guaranteed Deposit Account (“GDA”) that is maintained and operated by Prudential Retirement Insurance and Annuity Company (“PRIAC”). All assets are merged with the general assets of PRIAC and are invested predominantly in privately placed securities and mortgages. At the beginning of each calendar year, PRIAC notifies the Company of the annual rates of interest which will be applied to the amounts held in the Guaranteed Deposit Account during the next calendar year. In determining the interest rate to be applied, PRIAC considers the investment performance of the underlying assets of the prior year; however, regardless of the investment performance the annual interest rate applied per the contract must be a minimum of 3.25%. The amount charged to expense related to this plan amounted to approximately $0.3 million, $0.5 million and $0.4 million for fiscal 2018, 2017 and 2016.
 In connection with one of the Company’s acquisitions, the Company assumed liabilities related to a frozen pension plan covering many of the acquired Company’s former employees (“Textilease Plan”). The pension benefits are based on years of service and the employee’s compensation. The Textilease Plan assets are held in a separate GDA with PRIAC; however the minimum interest rate per the Textilease Plan contract is 1.5%. The amount charged to expense related to this plan amounted to approximately for $0.2 million for fiscal 2018, 2017 and 2016.

The Company refers to its UniFirst Plan and Textilease Plan collectively as its “Pension Plans”.

Notes to Consolidated Financial Statements (Continued)
UniFirst Corporation and Subsidiaries

The components of net periodic benefit cost related to the Company’s Pension Plans and SERP for fiscal 2018, 2017 and 2016 were as follows (in thousands):

	Pension Plans			SERP
	2018	2017	2016	2018	2017	2016
Service cost	$115	$271	$204	$694	$785	$819
Interest cost	257	244	307	1,027	1,003	984
Expected return on assets	(174)	(189)	(177)	—	—	—
Amortization of prior service cost	66	83	84	—	56	368
Amortization of unrecognized loss	102	149	105	362	653	274
Other events	96	125	43	—	—	—
Net periodic benefit cost	$462	$683	$566	$2,083	$2,497	$2,445

The Company’s obligations and funded status related to its Pension Plans and SERP as of August 25, 2018 and August 26, 2017 were as follows (in thousands):

	Pension Plans		SERP
	2018	2017	2018	2017
Change in benefit obligation:
Projected benefit obligation, beginning of year	$8,382	$9,000	$28,801	$30,696
Service cost	115	271	694	785
Interest cost	257	244	1,027	1,003
Actuarial gain	(673)	(441)	(2,129)	(3,130)
Benefits paid	(84)	(326)	(846)	(553)
Settlements	(548)	(366)	—	—
Projected benefit obligation, end of year	$7,449	$8,382	$27,547	$28,801

Change in plan assets:
Fair value of plan assets, beginning of year	$5,097	$4,753	$—	$—
Actual return on plan assets	72	63	—	—
Employer contributions	1,788	973	—	—
Benefits paid	(84)	(326)	—	—
Settlements	(548)	(366)	—	—
Fair value of plan assets, end of year	$6,325	$5,097	$—	$—

Funded status (net amount recognized):	$(1,124)	$(3,285)	$(27,547)	$(28,801)

As of August 25, 2018 and August 26, 2017, the accumulated benefit obligations for the Company’s Pension Plans were $7.4 million and $8.3 million, respectively. As of August 25, 2018 and August 26, 2017, the accumulated benefit obligations for the Company’s SERP were $21.7 million and $22.3 million, respectively.

Notes to Consolidated Financial Statements (Continued)
UniFirst Corporation and Subsidiaries

The amounts recorded on the Consolidated Balance Sheet for the Company’s Pension Plans and SERP as of August 25, 2018 and August 26, 2017 were as follows (in thousands):

	Pension Plans		SERP
	2018	2017	2018	2017
Deferred tax assets	$362	$860	$1,081	$2,568
Accrued liabilities	$1,124	$3,285	$27,547	$28,801
Accumulated other comprehensive loss	$(1,037)	$(1,374)	$(3,098)	$(4,102)

As of August 25, 2018 and August 26, 2017, the amounts recognized in accumulated other comprehensive loss for the Company’s Pension Plans and SERP (in thousands):

	Pension Plans		SERP
	2018	2017	2018	2017
Net actuarial loss	$(797)	$(1,134)	$(3,098)	$(4,102)
Unrecognized prior service cost	(240)	(240)	—	—
Accumulated other comprehensive loss	$(1,037)	$(1,374)	$(3,098)	$(4,102)

The weighted average assumptions used in calculating the Company’s projected benefit obligation as of August 25, 2018 and August 26, 2017, were as follows:

	Pension Plans		SERP
	2018	2017	2018	2017
Discount rate	3.9%	3.2%	4.0%	3.6%
Rate of compensation increase	N/A	N/A	5.0%	5.0%

The weighted average assumptions used in calculating the Company’s net periodic service cost for the years ended August 25, 2018, August 26, 2017 and August 27, 2016, were as follows:

	Pension Plans			SERP
	2018	2017	2016	2018	2017	2016
Discount rate	3.2%	2.9%	3.8%	3.6%	3.3%	4.2%
Expected return on plan assets	3.5%	3.9%	3.9%	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	5.0%	5.0%	5.0%

 The following benefit payments, which reflect expected future service, that are expected to be paid for the five fiscal years subsequent to August 25, 2018 and thereafter are as follows (in thousands):

	Pension Plans	SERP
2019	$1,261	$1,057
2020	545	1,114
2021	323	1,316
2022	469	1,314
2023	431	1,478
Thereafter	4,420	21,268
Total benefit payments	$7,449	$27,547

Notes to Consolidated Financial Statements (Continued)
UniFirst Corporation and Subsidiaries

8. Goodwill and Other Intangible Assets

As discussed in Note 2, “Acquisitions”, when the Company acquires a business the amount assigned to the tangible assets and liabilities and intangible assets acquired is based on their respective fair values determined as of the acquisition date. The excess of the purchase price over the tangible assets and liabilities and intangible assets is recorded as goodwill. The following details the changes in the Company’s intangible assets and goodwill related to the Company’s acquisitions for the years ended August 25, 2018 and August 26, 2017 as well as the respective periods over which the assets will be amortized (in thousands, except weighted average life in years). These amounts include additional payments associated with prior year acquisitions as well as changes to acquisition purchase allocations that had not been finalized as of the end of the prior fiscal year:

Year ended	August 25, 2018	Weighted Average Life in Years	August 26, 2017	Weighted Average Life in Years
Goodwill	$21,500	N/A	$55,302	N/A
Customer contracts	11,707	14.9	43,369	14.5
Other intangible assets	906	6.1	2,779	4.7

Total intangible assets and goodwill acquired	$34,113		$101,450

The Company does not amortize goodwill, but it is reviewed annually or more frequently if certain indicators arise, for impairment. There were no impairment losses related to goodwill or intangible assets during the years ended August 25, 2018, August 26, 2017 or August 27, 2016.

The changes in the carrying amount of goodwill are as follows (in thousands):

Balance as of August 27, 2016	$320,641
Goodwill recorded during the period	55,302
Other	167

Balance as of August 26, 2017	$376,110
Goodwill recorded during the period	21,500
Other	(188)

Balance as of August 25, 2018	$397,422

As of August 25, 2018, the Company has allocated $385.8 million, $11.0 million and $0.6 million of goodwill to its U.S. and Canadian Rental and Cleaning, Specialty Garments and First Aid segments, respectively.

Notes to Consolidated Financial Statements (Continued)
UniFirst Corporation and Subsidiaries

Intangible assets, net in the Company’s accompanying Consolidated Balance Sheets are as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
August 25, 2018
Customer contracts	$220,303	$152,985	$67,318
Other intangible assets	35,030	31,444	3,586
	$255,333	$184,429	$70,904
August 26, 2017
Customer contracts	$208,711	$141,226	$67,485
Other intangible assets	34,249	29,990	4,259
	$242,960	$171,216	$71,744

Estimated amortization expense for the five fiscal years subsequent to August 25, 2018 and thereafter, based on intangible assets, net as of August 25, 2018 is as follows (in thousands):

2019	13,407
2020	11,551
2021	9,669
2022	7,693
2023	6,446
Thereafter	22,138
Total estimated amortization expense	$70,904

9. Accrued Liabilities

Accrued liabilities in the accompanying Consolidated Balance Sheet consists of the following (in thousands):

	August 25, 2018	August 26, 2017
Current liabilities:
Payroll and benefit related	$41,034	$40,857
Bonuses	19,308	11,180
Insurance related	29,407	29,318
Environmental related	9,321	9,126
Asset retirement obligations	—	559
Other	25,155	21,196
Total current liabilities	$124,225	$112,236
Long-term liabilities:
Benefit related	$27,613	$31,037
Environmental related	16,165	16,293
Asset retirement obligations	13,668	12,841
Insurance related	48,442	46,565
Total long-term liabilities	$105,888	$106,736

Total accrued liabilities	$230,113	$218,972

Notes to Consolidated Financial Statements (Continued)
UniFirst Corporation and Subsidiaries

10. Asset Retirement Obligations

Asset retirement obligations generally applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset. Accordingly, the Company recognizes asset retirement obligations in the period in which they are incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Company continues to depreciate, on a straight-line basis, the amount added to property, plant and equipment and recognizes accretion expense in connection with the discounted liability over the various remaining lives which range from approximately two to twenty-six years.

The Company recognized as a liability the present value of the estimated future costs to decommission its nuclear laundry facilities. The estimated liability is based on historical experience in decommissioning nuclear laundry facilities, estimated useful lives of the underlying assets, external vendor estimates as to the cost to decommission these assets in the future, and federal and state regulatory requirements. The estimated current costs have been adjusted for the estimated impact of inflation at 3% per year. The liability has been discounted using credit-adjusted risk-free rates that range from approximately 7.0% to 7.5% over approximately two to twenty-six years. Revisions to the liability could occur due to changes in the Company’s estimated useful lives of the underlying assets, estimated dates of decommissioning, changes in decommissioning costs, changes in federal or state regulatory guidance on the decommissioning of such facilities, or other changes in estimates. Changes due to revised estimates will be recognized by adjusting the carrying amount of the liability and the related long-lived asset if the assets are still in service, or charged to expense in the period if the assets are no longer in service.

A rollforward of the Company’s asset retirement liability is as follows for fiscal 2018 and 2017 (in thousands):

	August 25, 2018	August 26, 2017
Beginning balance	$13,400	$13,032
Accretion expense	935	853
Effect of exchange rate changes	(108)	230
Change in estimate	(559)	(715)
Ending balance	$13,668	$13,400

The Company’s asset retirement obligations are included in current and long-term accrued liabilities in the accompanying Consolidated Balance Sheet.

11. Commitments and Contingencies

Lease Commitments

The Company leases certain buildings and equipment from independent parties. Total rent expense on all leases was $14.8 million, $13.6 million and $10.1 million for the fiscal 2018, 2017 and 2016, respectively. Annual minimum lease commitments for the next five fiscal years and thereafter are as follows (in thousands):

2019	12,016
2020	10,891
2021	8,411
2022	5,704
2023	3,739
Thereafter	6,357
Total lease commitments	$47,118

Notes to Consolidated Financial Statements (Continued)
UniFirst Corporation and Subsidiaries

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

Under environmental laws, an owner or lessee of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances located on, or in, or emanating from, such property, as well as related costs of investigation and property damage. Such laws often impose liability without regard to whether the owner or lessee knew of, or was responsible for the presence of such hazardous or toxic substances. There can be no assurances that acquired or leased locations have been operated in compliance with environmental laws and regulations or that future uses or conditions will not result in the imposition of liability upon the Company under such laws or expose the Company to third-party actions such as tort suits. The Company continues to address environmental conditions under terms of consent orders negotiated with the applicable environmental authorities or otherwise with respect to sites located in or related to Woburn, Massachusetts, Somerville, Massachusetts, Springfield, Massachusetts, Uvalde, Texas, Stockton, California, two sites related to former operations in Williamstown, Vermont, as well as sites located in Goldsboro, North Carolina, Wilmington, North Carolina, and Landover, Maryland.

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

Notes to Consolidated Financial Statements (Continued)
UniFirst Corporation and Subsidiaries

•	The number, financial resources and relative degree of responsibility of other potentially responsible parties (“PRPs”) who may be liable for remediation and monitoring of a specific site; and

•	The typical allocation of costs among PRPs.

There is usually a range of reasonable estimates of the costs associated with each site. In accordance with U.S. GAAP, the Company’s accruals reflect the amount within the range that it believes is the best estimate or the low end of a range of estimates if no point within the range is a better estimate. Where it believes that both the amount of a particular liability and the timing of the payments are reliably determinable, the Company adjusts the cost in current dollars using a rate of 3% for inflation until the time of expected payment and discounts the cost to present value using current risk-free interest rates. As of August 25, 2018, the risk-free interest rates utilized by the Company ranged from 2.8% to 3.0%.

For environmental liabilities that have been discounted, the Company includes interest accretion, based on the effective interest method, in selling and administrative expenses on the accompanying Consolidated Statements of Income. The changes to the Company’s environmental liabilities for fiscal 2017 and 2016 were as follows (in thousands):

Year ended	August 25, 2018	August 26, 2017
Beginning balance	$25,419	$26,748
Costs incurred for which reserves have been provided	(1,016)	(1,559)
Insurance proceeds	140	116
Interest accretion	692	600
Changes in discount rates	(494)	(1,027)
Revisions in estimates	745	541

Ending balance	$25,486	$25,419

Anticipated payments and insurance proceeds of currently identified environmental remediation liabilities as of August 25, 2018, for the next five fiscal years and thereafter, as measured in current dollars, are reflected below.

(In thousands)	2019	2020	2021	2022	2023	Thereafter	Total
Estimated costs – current dollars	$9,494	$2,122	$1,635	$1,272	$1,175	$12,137	$27,835

Estimated insurance proceeds	(173)	(159)	(173)	(159)	(173)	(830)	(1,667)

Net anticipated costs	$9,321	$1,963	$1,462	$1,113	$1,002	$11,307	$26,168

Effect of inflation							7,289
Effect of discounting							(7,971)

Balance as of August 25, 2018							$25,486

Estimated insurance proceeds are primarily received from an annuity received as part of a legal settlement with an insurance company. Annual proceeds of approximately $0.3 million are deposited into an escrow account which funds remediation and monitoring costs for two sites related to former operations in Williamstown, Vermont. Annual proceeds received but not expended in the current year accumulate in this account and may be used in future years for costs related to this site through the year 2027. As of August 25, 2018, the balance in this escrow account, which is held in a trust and is not recorded in the Company’s accompanying Consolidated Balance Sheet, was approximately $3.9 million. Also included in estimated insurance

Notes to Consolidated Financial Statements (Continued)
UniFirst Corporation and Subsidiaries

proceeds are amounts the Company is entitled to receive pursuant to legal settlements as reimbursements from three insurance companies for estimated costs at the site in Uvalde, Texas.

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

Other Contingent Liabilities

As security for certain agreements with the NRC and various state agencies related to the nuclear operations (see above) and certain insurance programs, the Company had standby irrevocable bank commercial letters of credit of $63.9 million and $66.2 million outstanding as of August 25, 2018 and August 26, 2017, respectively.

12. Share-based Compensation

The Company adopted a stock incentive plan (the “1996 Plan”) in November 1996 and reserved 1,500,000 shares of Common Stock for issuance under the 1996 Plan. The 1996 Plan provided for the issuance of stock options and stock appreciation rights. The Company ceased granting new awards under the 1996 Plan as of January 21, 2011, and the 1996 Plan expired in accordance with its terms on January 8, 2012. The Company adopted a stock incentive plan (the “2010 Plan”) in October 2010 and reserved 600,000 shares of Common Stock for issuance under the 2010 Plan. The 2010 Plan replaced the Company’s 1996 Plan. The 2010 Plan permits the award of incentive and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock and performance shares (collectively referred to as “Share-Based Awards”) as well as dividend equivalent rights and cash-based awards.  On October 27, 2014, the Board of Directors, subject to the approval of the Company’s shareholders, which was received at the 2015 annual meeting of shareholders, adopted an amendment to the 2010 Plan to, among other matters, reserve for issuance an additional 750,000 shares and extend to 2025 the time period awards may be granted under the 2010 Plan. As of August 25, 2018, the number of remaining shares available for future grants under the 2010 Plan was 475,045. Share-based compensation, which includes expense related to Share-Based Awards, has been recorded in the accompanying Consolidated Statements of Income in selling and administrative expenses.

All Share-Based Awards issued to management were recommended to the Board of Directors by the Compensation Committee and approved by the Board of Directors. All Share-Based Awards issued to the Company’s non-employee members of the Board of Directors (the “Directors”) under the 2010 Plan were recommended to the Board of Directors by the Compensation Committee and approved by the Board of Directors. Share-Based Awards granted to non-employee Directors are granted on the third business day following the annual shareholders’ meeting.

In fiscal 2018, 2017 and 2016, a total of 234, 735 and 885 shares of fully vested unrestricted stock, respectively, were granted to certain non-employee Directors of the Company. Accordingly, compensation expense related to the 2018, 2017 and 2016 unrestricted stock was recognized on the date of grant.

In fiscal 2018, 2017 and 2016, the Company granted a total of 5,000, 4,940 and 6,675 stock appreciation rights, respectively, under the 2010 Plan to the Company’s non-employee Directors. Such stock appreciation rights were fully vested upon grant, expire on the earlier of the eighth anniversary of the grant date or the second anniversary of the date that the Director ceases to be a member of the Board of Directors and must be settled in stock at the time of exercise. Accordingly, compensation expense related to the stock appreciation rights was recognized on the date of grant.

Notes to Consolidated Financial Statements (Continued)
UniFirst Corporation and Subsidiaries

All stock appreciation rights issued to employees were granted with an exercise price equal to the fair market value of the Company’s Common Stock on the date of grant. Other than certain stock appreciation rights granted in fiscal 2018 which vest 20% on each anniversary of the grant date over a five-year period, such stock appreciation rights are subject to a five-year cliff-vesting schedule under which the awards become fully vested or exercisable after five years from the date of grant and expire ten years after the grant date. Share-Based Awards granted to the Company’s non-employee Directors were fully vested as of the date of grant. Prior to fiscal 2009, non-employee Director Share-Based Award grants in the form of stock options expired ten years from the grant date. Beginning in fiscal 2009, non-employee Director Share-Based Award grants in the form of stock options and stock appreciation rights expire on the earlier of the eighth anniversary of the grant date or the second anniversary of the date that the Director ceases to be a member of the Board of Directors.

Time-based restricted stock units granted to employees in fiscal 2018 vest either 20% on each anniversary of the grant date over a five-year period, 33% on each anniversary of the grant date over a three-year period or on a five-year cliff vesting schedule under which the awards become fully vested after five years from the date of grant. Performance-based restricted stock units granted to an employee in fiscal 2018 are earned based on whether and the extent to which the Company achieves certain consolidated revenues and adjusted operating margins. Any such performance-based restricted stock units earned will vest in three equal annual amounts with the first vesting date being the date that the performance criteria have been determined to have been met.

On April 21, 2016, the Company entered into a Restricted Stock Award Agreement (the “Award Agreement”) with the Company's former Chief Executive Officer Ronald D. Croatti, pursuant to which the Company granted 140,000 shares (the “Performance Restricted Shares”) of restricted stock to Mr. Croatti.

Upon Mr. Croatti's death in the third quarter of fiscal 2017, 46,666 Performance Restricted Shares of Common Stock were forfeited and 46,667 Performance Restricted Shares of Class B Common Stock that were earned in the performance period for the second half of fiscal 2016 became immediately vested. Additionally, the remaining 24,334 and 22,333 Performance Restricted Shares of Class B Common Stock and Common Stock, respectively, were earned in the performance period for fiscal 2017 upon the achievement of the performance criteria under the Award agreement and became fully vested. During fiscal 2017, the Company recognized expense on the Award Agreement of $8.8 million, of which $5.4 million was due to the accelerated vesting of Performance Restricted Shares upon Mr. Croatti's death.

The fair value of the Performance Restricted Shares was the closing price on April 21, 2016, which was $111.13.

As of August 25, 2018, the total compensation cost not yet recognized related to non-vested Share-Based Awards was approximately $9.1 million. The weighted average period over which compensation cost for Share-Based Awards will be recognized is 2.1 years.

The fair value of each stock appreciation right is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used:

Fiscal year ended August	2018	2017	2016
Risk-free interest rate	2.23%	1.58%	1.76%
Expected dividend yield	0.18%	0.21%	0.25%
Expected life in years	7.41	7.43	7.40
Expected volatility	23.1%	24.0%	29.3%

The weighted average fair values of Share-Based Awards granted in the form of stock appreciation rights during fiscal years 2018, 2017 and 2016 were $47.51, $34.74 and $35.81, respectively.

Notes to Consolidated Financial Statements (Continued)
UniFirst Corporation and Subsidiaries

The following table summarizes the Share-Based Awards activity in the form of stock options and stock appreciation rights for fiscal 2018:

	Number of Shares	Weighted Average Exercise Price
Outstanding, August 26, 2017	600,606	$94.98

Granted	124,089	157.13
Exercised	(109,775)	65.40
Forfeited	(28,994)	152.12

Outstanding, August 25, 2018	585,926	$110.86

Exercisable, August 25, 2018	133,681	$87.68

The following table summarizes the Share-Based Awards activity in the form of restricted stock units for fiscal 2018:

	Number of Shares	Weighted Average Exercise Price
Unvested balance at August 26, 2017	—	$—

Granted	11,720	168.27
Vested	—	—
Forfeited	—	—

Unvested balance at August 25, 2018	11,720	$168.27

13. Shareholders’ Equity

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

On March 28, 2018, the Company announced that it would be raising its quarterly dividend to $0.1125 per share for Common Stock and to $0.09 per share for Class B Common Stock, up from $0.0375 and $0.03 per share, respectively. The amount and timing of any dividend payment is subject to the approval of the Board of Directors each quarter.

Notes to Consolidated Financial Statements (Continued)
UniFirst Corporation and Subsidiaries

The Company has two classes of common stock: Common Stock and Class B Common Stock. Each share of Common Stock is entitled to one vote, is freely transferable, and is entitled to a cash dividend equal to 125% of any cash dividend paid on each share of Class B Common Stock. Each share of Class B Common Stock is entitled to ten votes and can be converted to Common Stock on a share-for-share basis. However, until converted to Common Stock, shares of Class B Common Stock are not freely transferable. For the year ended August 25, 2018, no shares of Class B Common Stock were converted to Common Stock.

14. Accumulated Other Comprehensive Loss

The changes in each component of accumulated other comprehensive loss for fiscal 2018 and 2017 are as follows (in thousands):

	Foreign Currency Translation	Pension- related (1)(2)	Derivative Financial Instruments (1)	Total Accumulated Other Comprehensive Loss
Balance as of August 27, 2016	$(20,814)	$(8,251)	$116	$(28,949)
Change during the year	4,882	2,774	(225)	7,431

Balance as of August 26, 2017	(15,932)	(5,477)	(109)	(21,518)
Change during the year	(5,184)	1,342	201	(3,641)

Balance as of August 25, 2018	$(21,116)	$(4,135)	$92	$(25,159)

(1)	Amounts are shown net of tax

(2)	Current period activity includes the impact of the adoption of ASU 2018-02. See Note 1, “Summary of Significant Accounting Principles” in these Consolidated Financial Statements for further details.

Amounts reclassified from accumulated other comprehensive loss, net of tax, for fiscal 2018 and 2017 were as follows (in thousands):

	Year Ended August 25, 2018	Year Ended August 26, 2017
Pension benefit liabilities, net:
Actuarial losses (a)	$464	$656
Tax effect reclass (b)	1,192	—
Total, net of tax	1,656	656
Derivative financial instruments, net:
Forward contracts gain (c)	(46)	(180)
Total, net of tax	(46)	(180)
Total amounts reclassified, net of tax	$1,610	$476

(a)Amounts included in selling and administrative expenses in the accompanying Consolidated Statements of Income.

(b)Current period activity represents the impact of the adoption of ASU 2018-02. See Note 1, “Summary of Significant Accounting Policies” in these Consolidated Financial Statements for further details.

(c)Amounts included in revenues in the accompanying Consolidated Statements of Income.

15. Segment Reporting

Notes to Consolidated Financial Statements (Continued)
UniFirst Corporation and Subsidiaries

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

The Corporate operating segment consists of costs associated with the Company’s distribution center, sales and marketing, information systems, engineering, materials management, manufacturing planning, finance, budgeting, human resources, other general and administrative costs and interest expense. The revenues generated from the Corporate operating segment represent certain direct sales made by the Company directly from its distribution center. The products sold by this operating segment are the same products rented and sold by the U.S. and Canadian Rental and Cleaning reporting segment. In the table below, no assets or capital expenditures are presented for the Corporate operating segment because no assets are allocated to this operating segment in the information reviewed by the chief executive officer. However, depreciation and amortization expense related to certain assets are reflected in income from operations and income before income taxes for the Corporate operating segment. The assets that give rise to this depreciation and amortization are included in the total assets of the U.S. and Canadian Rental and Cleaning reporting segment as this is how they are tracked and reviewed by the Company. The majority of expenses accounted for within the Corporate segment relate to costs of the U.S. and Canadian Rental and Cleaning segment, with the remainder of the costs relating to the Specialty Garment and First Aid segments.

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

The Company refers to the U.S. and Canadian Rental and Cleaning, MFG, and Corporate reporting segments combined as its “Core Laundry Operations,” which is included as a subtotal in the following tables (in thousands):

Notes to Consolidated Financial Statements (Continued)
UniFirst Corporation and Subsidiaries

As of and for the year ended August 25, 2018	US and Canadian Rental and Cleaning	MFG	Net Interco MFG Elim	Corporate	Subtotal Core Laundry Operations	Specialty Garments	First Aid	Total

Revenues	$1,485,548	$247,530	$(247,424)	$37,994	$1,523,648	$118,477	$54,364	$1,696,489

Income (loss) from operations	$213,322	$89,035	$(9,658)	$(129,111)	$163,588	$14,070	$4,718	$182,376

Interest income, net	$(3,927)	$—	$—	$(1,616)	$(5,543)	$—	$—	$(5,543)

Income (loss) before taxes	$217,252	$88,856	$(9,658)	$(127,510)	$168,940	$13,589	$4,717	$187,246

Depreciation and amortization	$64,481	$2,238	$—	$24,108	$90,827	$4,244	$1,591	$96,662

Capital expenditures	$105,481	$2,882	$—	$—	$108,363	$3,781	$603	$112,747

Total assets	$1,670,713	$33,622	$—	$—	$1,704,335	$110,811	$28,240	$1,843,386

As of and for the year ended August 26, 2017	US and Canadian Rental and Cleaning	MFG	Net Interco MFG Elim	Corporate	Subtotal Core Laundry Operations	Specialty Garments	First Aid	Total

Revenues	$1,415,423	$206,572	$(206,316)	$26,470	$1,442,149	$98,024	$50,785	$1,590,958

Income (loss) from operations	$200,585	$76,115	$(3,415)	$(176,978)	$96,307	$9,018	$4,958	$110,283

Interest (income) expense, net	$(3,371)	$—	$—	$(898)	$(4,269)		$—	$(4,269)

Income (loss) before taxes	$204,108	$75,738	$(3,415)	$(175,595)	$100,836	$9,329	$4,958	$115,123

Depreciation and amortization	$59,899	$2,185	$—	$20,866	$82,950	$4,429	$1,500	$88,879

Capital expenditures	$104,984	$1,079	$—	$—	$106,063	$1,737	$754	$108,554

Total assets	$1,667,540	$34,045	$—	$—	$1,701,585	$87,767	$29,776	$1,819,128

Notes to Consolidated Financial Statements (Continued)
UniFirst Corporation and Subsidiaries

As of and for the year ended August 27, 2016	US and Canadian Rental and Cleaning	MFG	Net Interco MFG Elim	Corporate	Subtotal Core Laundry Operations	Specialty Garments	First Aid	Total

Revenues	$1,308,152	$189,154	$(188,904)	$20,973	$1,329,375	$91,257	$47,414	$1,468,046

Income (loss) from operations	$201,148	$67,385	$(711)	$(81,748)	$186,074	$10,204	$4,882	$201,160

Interest (income) expense, net	$(3,252)	$—	$—	$709	$(2,543)	$—	$—	$(2,543)

Income (loss) before taxes	$204,433	$67,407	$(711)	$(82,714)	$188,415	$10,074	$4,882	$203,371

Depreciation and amortization	$57,062	$2,073	$—	$16,918	$76,053	$4,332	$1,227	$81,612

Capital expenditures	$91,384	$1,598	$—	$—	$92,982	$4,682	$571	$98,235

Total assets	$1,567,943	$32,556	$—	$—	$1,600,499	$77,728	$23,780	$1,702,007

The Company’s long-lived assets as of August 25, 2018 and August 26, 2017 and revenues and income before income taxes for the years ended August 25, 2018, August 26, 2017 and August 27, 2016 were attributed to the following countries (in thousands):

Long-lived assets as of:	August 25, 2018	August 26, 2017
United States	$1,012,167	$959,647
Europe, Canada, Mexico and Nicaragua (1)	46,419	45,255
Total	$1,058,586	$1,004,902

Revenues for fiscal years:	2018	2017	2016
United States	$1,559,780	$1,472,432	$1,352,101
Europe and Canada (1)	136,709	118,526	115,945
Total	$1,696,489	$1,590,958	$1,468,046

Income before income taxes for fiscal years:	2018	2017	2016
United States	$184,605	$109,741	$197,441
Europe, Canada, Mexico and Nicaragua (1)	2,641	5,382	5,930
Total	$187,246	$115,123	$203,371

(1)No country accounts for greater than 10% of total long-lived assets, revenues or income before income taxes

Report of Independent Registered Public Accounting Firm

To the shareholders and the Board of Directors of UniFirst Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of UniFirst Corporation and subsidiaries (the “Company”) as of August 25, 2018 and August 26, 2017, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended August 25, 2018, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at August 25, 2018 and August 26, 2017, and the results of its operations and its cash flows for each of the three years in the period ended August 25, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of August 25, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated October 22, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

 /s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002.

Boston, Massachusetts

October 22, 2018

Quarterly Financial Data (Unaudited)

The following is a summary of the results of operations for each of the quarters within the years ended August 25, 2018 and August 26, 2017. This quarterly financial information was prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission; however, the Company believes that the information furnished reflects all adjustments (consisting only of normal recurring adjustments) which were, in the opinion of management, necessary for a fair statement of results in the interim periods. This summary should be read in conjunction with these Consolidated Financial Statements and notes to Consolidated Financial Statements.

(In thousands, except per share data) For the year ended August 25, 2018	First Quarter	Second Quarter(1)	Third Quarter(2)	Fourth Quarter(3)
Revenues	$415,778	$419,264	$427,384	$434,063
Income before income taxes	53,033	43,568	47,792	42,853
Provision (benefit) for income taxes	18,827	(14,810)	11,433	7,901

Net income	$34,206	$58,378	$36,359	$34,952

Income per share – basic
Common Stock	$1.77	$3.02	$1.94	$1.90
Class B Common Stock	$1.42	$2.42	$1.55	$1.52

Income per share – diluted
Common Stock	$1.67	$2.85	$1.85	$1.81

Income allocated to – basic
Common Stock	$27,384	$46,744	$30,034	$29,312
Class B Common Stock	$6,822	$11,634	$6,325	$5,640

Income allocated to – diluted
Common Stock	$34,206	$58,378	$36,359	$34,952

Weighted average number of shares outstanding – basic
Common Stock	15,462	15,481	15,446	15,429
Class B Common Stock	4,816	4,816	4,087	3,711

Weighted average number of shares outstanding – diluted
Common Stock	20,434	20,463	19,687	19,335

(1)
The Company's second quarter results include a $20.1 million benefit to the Company’s provision for income taxes due to remeasurement of deferred tax balances and the one-time transition tax resulting from the Act enacted on December 22, 2017. This gain translated into $0.98 gain to the Company’s diluted earnings per share.

(2)
On March 27, 2018, UniFirst repurchased 1.105 million shares of Class B Common Stock and 0.073 million shares of Common Stock for a combined $146.0 million in a private transaction with the Croatti family at a per share price of $124.00.

(3)
The Company's fourth quarter results also include a $7.2 million pre-tax one-time bonus to our employees so that they may share in the benefits received from the recent U.S. tax reform. This expense, net of tax, reduced the Company's diluted earnings per share by $0.25.

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

(1)
The Company's third quarter results include $5.4 million pre-tax loss compensation expense as a result of the accelerated vesting of certain shares upon the death of the Company's former Chief Executive Officer, Ronald D. Croatti. This loss translated into a $3.3 million net loss or $0.16 loss to the Company's diluted earnings per share.

(2)
The Company's fourth quarter results include an impairment charge of capitalized costs as part of its ongoing CRM systems project totaling $55.8 million pre-tax loss. This loss translated into a $34.1 million net loss or $1.44 loss to the Company’s diluted earnings per share.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended August 25, 2018 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

We have retained Ernst & Young LLP, an independent registered public accounting firm, to audit our Consolidated Financial Statements found in this Annual Report on Form 10-K for the year ended August 25, 2018. We have made available to Ernst & Young LLP all of our financial records and related data in connection with their audit of our Consolidated Financial Statements.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has assessed the effectiveness of our internal control over financial reporting as of August 25, 2018. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control—Integrated Framework (2013 Framework). Management concluded that based on its assessment, our internal control over financial reporting was effective as of August 25, 2018.

The effectiveness of our internal control over financial reporting as of August 25, 2018 has been audited by Ernst & Young LLP, and a copy of its attestation report is included below.

Report of Independent Registered Public Accounting Firm

To the shareholders and the Board of Directors of UniFirst Corporation
Opinion on Internal Control over Financial Reporting

We have audited UniFirst Corporation and subsidiaries’ internal control over financial reporting as of August 25, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). In our opinion, UniFirst Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of August 25, 2018, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of UniFirst Corporation as of August 25, 2018 and August 26, 2017, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended August 25, 2018, and the related notes and the financial statement schedule listed in the Index at Item 15(a) of the Company and our report dated October 22, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
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
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Boston, Massachusetts

October 22, 2018

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

Information regarding our directors and executive officers required by this Item 10 will be included in our definitive Proxy Statement to be filed with the Securities and Exchange Commission for our 2019 Annual Meeting of Shareholders and is incorporated by reference into this Item 10. Certain information required by this Item 10 is set forth in Item 1 of this Annual Report on Form 10-K under the heading “Executive Officers”.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this Item 11 will be included in our definitive Proxy Statement to be filed with the Securities and Exchange Commission for our 2019 Annual Meeting of Shareholders and is incorporated by reference into this Item 11.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item 12 will be included in our definitive Proxy Statement to be filed with the Securities and Exchange Commission for our 2019 Annual Meeting of Shareholders and is incorporated by reference into this Item 12.

Information concerning our equity compensation plans contained in the table entitled “Equity Compensation Plan Information” set forth in Item 5 of this Annual Report on Form 10-K is incorporated by reference into this Item 12.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item 13 will be included in our definitive Proxy Statement to be filed with the Securities and Exchange Commission for our 2019 Annual Meeting of Shareholders and is incorporated by reference into this Item 13.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this Item 14 will be included in our definitive Proxy Statement to be filed with the Securities and Exchange Commission for our 2019 Annual Meeting of Shareholders and is incorporated by reference into this Item 14.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The financial statements listed below are filed as part of this report:

(1) and (2) FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES.

The financial statements listed below are included under Item 8 of this Annual Report on Form 10-K:

Consolidated statements of income for each of the three years in the period ended August 25, 2018

Consolidated statements of comprehensive income for each of the three years in the period ended August 25, 2018

Consolidated balance sheets as of August 25, 2018 and August 26, 2017

Consolidated statements of shareholders’ equity for each of the three years in the period ended August 25, 2018

Consolidated statements of cash flows for each of the three years in the period ended August 25, 2018

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

The items listed below are included under Item 9a of this Annual Report on Form 10-K

Management’s Report on Internal Control Over Financial Reporting

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The following additional schedule is filed herewith:

Schedule II — Valuation and qualifying accounts and reserves for each of the three years in the period ended August 25, 2018

UNIFIRST CORPORATION AND SUBSIDIARIES
SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED
AUGUST 25, 2018 (IN THOUSANDS)

Description	Balance, Beginning of Period	Charged to Costs and Expenses	Charges for Which Reserves Were Created or Deductions	Balance, End of Period

Reserves for Accounts Receivable
For the year ended August 25, 2018	$8,719	$5,882	$(5,364)	$9,237

For the year ended August 26, 2017	$7,675	$5,629	$(4,585)	$8,719

For the year ended August 27, 2016	$6,007	$6,375	$(4,707)	$7,675

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

3.        EXHIBITS. The list of exhibits filed as part of this Annual Report on Form 10-K is set forth below.

DESCRIPTION

3.1	Restated Articles of Organization (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Commission on July 5, 2006)

3.2	Articles of Amendment dated January 13, 1988 (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed with the Commission on July 5, 2006)

3.3	Articles of Amendment dated January 21, 1993 (incorporated by reference to Exhibit 3.3 to the Company's Current Report on Form 8-K filed with the Commission on July 5, 2006)

3.4	By-laws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 10, 2008)

4.1	Specimen Stock Certificate for Shares of Common Stock (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Commission on July 5, 2006)

10.1
Form of UniFirst Corporation stock option award to non-employee directors under the Amended 1996 Stock Incentive Plan (incorporated by reference to Exhibit 10-E to the Company’s Annual Report on Form 10-K for the fiscal year ended August 27, 2004 filed with the Commission on November 12, 2004)

10.2
Form of UniFirst Corporation stock option award to executive officers under the Amended 1996 Stock Incentive Plan (incorporated by reference to Exhibit 10-F to the Company’s Annual Report on Form 10-K for the fiscal year ended August 27, 2004 filed with the Commission on November 12, 2004)

10.3
UniFirst Corporation Unfunded Supplemental Executive Retirement Plan as restated January 11, 2017 to incorporate and consolidate all previous amendments thereto (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on April 4, 2017)

10.4
Form of Restricted Stock Award Agreement under the UniFirst Corporation Amended 1996 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 the Company’s Quarterly Report on Form 10-Q filed with the Commission on April 9, 2009)

10.5
Employment Agreement, dated December 14, 2017, by and between UniFirst Corporation and Steven S. Sintros (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on December 14, 2017)

10.6
Restricted Stock Unit Award Agreement, dated December 14, 2017, by and between UniFirst Corporation and Steven S. Sintros (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Commission on December 14, 2017)

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

10.20
Restricted Stock Unit Award Agreement, dated December 14, 2017, between the Company and Steven S. Sintros (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on December 14, 2017)

10.21
Stock Appreciation Right Award Agreement, dated December 14, 2017, between the Company and Steven S. Sintros (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on December 14, 2017)

10.22
Form of Restricted Stock Unit Award Agreement under the UniFirst Corporation Amended and Restated 2010 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Commission on December 14, 2017)

10.23
UniFirst Corporation Amendment No. 1 to Amended and Restated 2010 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on April 3, 2018)

10.24
Stock Repurchase Agreement, dated as of March 27, 2018, by and among the Company and the Sellers identified therein (incorporated by reference to the Company's Current Report on Form 8-K filed with the Commission on March 28, 2018)

* 21	List of Subsidiaries

* 23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

* 31.1	Rule 13a-14(a)/15d-14(a) Certification of Steven S. Sintros

* 31.2	Rule 13a-14(a)/15d-14(a) Certification of Shane O’Connor

** 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

** 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

* 101
The following materials from UniFirst Corporation’s Annual Report on Form 10-K for the year ended August 25, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements and (vii) Schedule II.

* Filed herewith

** Furnished herewith

ITEM 16. FORM 10-K SUMMARY

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UniFirst Corporation By: /s/ Steven S. Sintros Steven S. Sintros President and Chief Executive Officer

October 22, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE
/s/ Steven S. Sintros Steven S. Sintros	President and Chief Executive Officer (Principal Executive Officer)	October 22, 2018

/s/ Shane O’Connor Shane O’Connor	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	October 22, 2018

/s/ Cynthia Croatti Cynthia Croatti	Director	October 22, 2018

/s/Phillip L. Cohen Phillip L. Cohen	Director	October 22, 2018

/s/ Kathleen Camilli Kathleen Camilli	Director	October 22, 2018

/s/ Michael Iandoli Michael Iandoli	Director	October 22, 2018

/s/Thomas Postek Thomas S. Postek	Director	October 22, 2018

/s/Raymond Zemlin Raymond C. Zemlin	Chairman of the Board of Directors	October 22, 2018