Form 10-Q
period 2018-11-24
UNIFIRST CORP
filed 2019-01-03
CIK 717954

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 24, 2018

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
The number of outstanding shares of UniFirst Corporation Common Stock and Class B Common Stock at December 28, 2018 were 15,435,844 and 3,710,009, respectively.

UniFirst Corporation
Quarterly Report on Form 10-Q
For the Quarter ended November 24, 2018

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Consolidated Statements of Income
UniFirst Corporation and Subsidiaries
(Unaudited)

Thirteen weeks ended (In thousands, except per share data)	November 24, 2018	November 25, 2017

Revenues	$438,550	$415,778

Operating expenses:
Cost of revenues (1)	277,049	253,650
Selling and administrative expenses (1)	85,959	87,510
Depreciation and amortization	25,116	22,707
Total operating expenses	388,124	363,867

Operating income	50,426	51,911

Other (income) expense:
Interest income, net	(1,705)	(1,276)
Other expense, net	172	154
Total other income, net	(1,533)	(1,122)

Income before income taxes	51,959	53,033
Provision for income taxes	13,639	18,827

Net income	$38,320	$34,206

Income per share – Basic:
Common Stock	$2.08	$1.77
Class B Common Stock	$1.67	$1.42

Income per share – Diluted:
Common Stock	$1.99	$1.67

Income allocated to – Basic:
Common Stock	$32,137	$27,384
Class B Common Stock	$6,183	$6,822

Income allocated to – Diluted:
Common Stock	$38,320	$34,206

Weighted average number of shares outstanding – Basic:
Common Stock	15,432	15,462
Class B Common Stock	3,710	4,816

Weighted average number of shares outstanding – Diluted:
Common Stock	19,302	20,434
(1) Exclusive of depreciation on the Company’s property, plant and equipment and amortization on its intangible assets.
 The accompanying notes are an integral part of these
Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income
UniFirst Corporation and Subsidiaries
(Unaudited)

Thirteen weeks ended (In thousands)	November 24, 2018	November 25, 2017

Net income	$38,320	$34,206

Other comprehensive (loss) income:
Foreign currency translation adjustments	(2,282)	(2,013)
Change in fair value of derivatives, net of income taxes	132	82
Derivative financial instruments reclassified to earnings	(44)	4

Other comprehensive loss	(2,194)	(1,927)

Comprehensive income	$36,126	$32,279

The accompanying notes are an integral part of these
Consolidated Financial Statements.

Consolidated Balance Sheets
UniFirst Corporation and Subsidiaries
(Unaudited)

(In thousands, except share and par value data)	November 24, 2018	August 25, 2018

Assets
Current assets:
Cash, cash equivalents and short-term investments	$276,536	$270,512
Receivables, less reserves of $11,926 and $9,237	212,655	200,797
Inventories	91,154	90,176
Rental merchandise in service	178,636	174,392
Prepaid taxes	11,578	27,024
Prepaid expenses and other current assets	38,854	21,899
Total current assets	809,413	784,800

Property, plant and equipment, net of accumulated depreciation of $767,605 and $751,831	558,442	559,576
Goodwill	397,296	397,422
Customer contracts, net	64,357	67,318
Other intangible assets, net	3,179	3,586
Deferred income taxes	423	425
Other assets	74,048	30,259

Total assets	$1,907,158	$1,843,386

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$71,987	$73,500
Accrued liabilities	104,712	124,225
Accrued taxes	—	736
Total current liabilities	176,699	198,461

Accrued liabilities	104,124	105,888
Accrued and deferred income taxes	86,837	74,070

Total liabilities	367,660	378,419

Commitments and contingencies (Note 12)
Shareholders’ equity:
Preferred Stock, $1.00 par value; 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $0.10 par value; 30,000,000 shares authorized; 15,432,728 and 15,431,209 shares issued and outstanding as of November 24, 2018 and August 25, 2018, respectively	1,543	1,543
Class B Common Stock, $0.10 par value; 20,000,000 shares authorized; 3,710,009 shares issued and outstanding as of November 24, 2018 and August 25, 2018	371	371
Capital surplus	84,015	82,973
Retained earnings	1,480,922	1,405,239
Accumulated other comprehensive loss	(27,353)	(25,159)

Total shareholders’ equity	1,539,498	1,464,967

Total liabilities and shareholders’ equity	$1,907,158	$1,843,386

The accompanying notes are an integral part of these
Consolidated Financial Statements

Consolidated Statements of Shareholders’ Equity
UniFirst Corporation and Subsidiaries

(In thousands)	Common Shares	Class B Common Shares	Common Stock	Class B Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance, August 26, 2017	15,453	4,815	$1,545	$482	$86,245	$1,386,438	$(21,518)	$1,453,192
Net income	—	—	—	—	—	34,206	—	34,206
Change in fair value of derivatives	—	—	—	—	—	—	86	86
Foreign currency translation	—	—	—	—	—	—	(2,013)	(2,013)
Dividends declared Common Stock ($0.0375 per share)	—	—	—	—	—	(582)	—	(582)
Dividends declared Class B Common Stock ($0.0300 per share)						(144)		(144)
Share-based compensation, net (2)	—	—	—	—	1,334	(738)	—	596
Share-based awards exercised, net (1)	16	—	2	—	265	—	—	267
Balance, November 25, 2017	15,469	4,815	$1,547	$482	$87,844	$1,419,180	$(23,445)	$1,485,608

Balance, August 25, 2018	15,431	3,710	$1,543	$371	$82,973	$1,405,239	$(25,159)	$1,464,967
Net income	—	—	—	—	—	38,320	—	38,320
Change in fair value of derivatives	—	—	—	—	—	—	88	88
Foreign currency translation	—	—	—	—	—	—	(2,282)	(2,282)
Dividends declared Common Stock ($0.1125 per share)	—	—	—	—	—	(1,736)	—	(1,736)
Dividends declared Class B Common Stock ($0.0900 per share)						(334)		(334)
Share-based compensation, net (2)	—	—	—	—	1,042	—	—	1,042
Share-based awards exercised, net (1)	2	—	—	—	—	—	—	—
Cumulative effect of change in accounting principle, net (3)	—	—	—	—	—	39,433	—	39,433
Balance, November 24, 2018	15,433	3,710	$1,543	$371	$84,015	$1,480,922	$(27,353)	$1,539,498
(1)These amounts are shown net of the effect of income taxes.
(2)These amounts are shown net of any shares withheld by the Company to satisfy certain tax withholdings obligations in connection with the vesting of certain shares of restricted stock or restricted stock units.
(3)These amounts consist of the cumulative impact of the adoption of the new revenue recognition accounting guidance. See Note 2, “Recent Accounting Pronouncements” in the Company's Consolidated Financial Statements.
The accompanying notes are an integral part of these
Consolidated Financial Statements.

Consolidated Statements of Cash Flows
UniFirst Corporation and Subsidiaries
(Unaudited)

Thirteen weeks ended (In thousands)	November 24, 2018	November 25, 2017
Cash flows from operating activities:
Net income	$38,320	$34,206
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	21,795	19,540
Amortization of intangible assets	3,321	3,167
Amortization of deferred financing costs	28	28
Gain on sale of assets	(19)	—
Share-based compensation	1,182	1,114
Accretion on environmental contingencies	189	173
Accretion on asset retirement obligations	220	240
Deferred income taxes	(497)	2,031
Changes in assets and liabilities, net of acquisitions:
Receivables, less reserves	(12,165)	(12,879)
Inventories	(1,061)	(2,882)
Rental merchandise in service	(4,513)	(82)
Prepaid expenses and other current assets and Other assets	(6,884)	(4,901)
Accounts payable	(1,264)	(1,092)
Accrued liabilities	(19,651)	(7,456)
Prepaid and accrued income taxes	13,256	16,420
Net cash provided by operating activities	32,257	47,627

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	—	(2,671)
Capital expenditures	(23,285)	(19,033)
Proceeds from sale of assets	90	—
Other	33	318
Net cash used in investing activities	(23,162)	(21,386)

Cash flows from financing activities:
Proceeds from exercise of share-based awards	—	267
Taxes withheld and paid related to net share settlement of equity awards	(140)	(522)
Payment of cash dividends	(2,070)	(726)
Net cash used in financing activities	(2,210)	(981)

Effect of exchange rate changes	(861)	(976)

Net increase in cash, cash equivalents and short-term investments	6,024	24,284
Cash, cash equivalents and short-term investments at beginning of period	270,512	349,752

Cash, cash equivalents and short-term investments at end of period	$276,536	$374,036

Supplemental disclosure of cash flow information:
Non-cash capital expenditures	$14,894	$10,994

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

It is suggested that these Consolidated Financial Statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 25, 2018. There have been no material changes in the accounting policies followed by the Company during the current fiscal year other than the adoption of recent accounting pronouncements discussed in Note 2. Results for an interim period are not indicative of any future interim periods or for an entire fiscal year.

2. Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued updated accounting guidance for revenue recognition, which it has subsequently modified. This modified update provides a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. The standard includes cost guidance, whereby all direct and incremental costs to obtain or fulfill a contract will be capitalized and amortized over the corresponding period of benefit, determined on a contract by contract basis. This guidance is also intended to improve disclosure requirements and enhance the comparability of revenue recognition practices. Improved disclosures under the amended guidance relate to the nature, amount, timing and uncertainty of revenue that is recognized from contracts with customers. The Company adopted the standard on August 26, 2018 using the modified retrospective adoption method. Upon adoption of this guidance, the Company recorded an adjustment to the opening balance of retained earnings as of August 26, 2018. The adoption of the standard did not have any material impact to the timing or measurement of revenues. The adjustment to retained earnings relates to the capitalization of certain direct and incremental contract costs required by the new guidance, net of the related income tax effect. Capitalized costs are amortized ratably over the anticipated period of benefit. The Company applied the new guidance to all contracts as of August 26, 2018. Results for reporting periods beginning after August 25, 2018 are presented under the new guidance, while comparative prior period amounts have not been restated and continue to be presented under accounting standards in effect in those periods.
Capitalization of Contract Costs. The Company has elected to apply the guidance, as a practical expedient, to a portfolio of contracts (or performance obligations) with similar characteristics because the Company reasonably expects that the effects on the Consolidated Financial Statements of applying this guidance to the portfolio would not differ materially from applying this guidance to the individual contracts within the portfolio. The Company also continues to expense certain costs to obtain a contract if those costs do not meet the criteria of the new standard or the amortization period of the asset would have been one year or less.
The cumulative effect of applying the new guidance was recorded as an adjustment to retained earnings as of the adoption date. As a result of applying the modified retrospective method to adopt the new revenue guidance, the adjustments set forth in the table below were made to accounts on the consolidated balance sheet as of August 26, 2018:

UniFirst Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Consolidated Balance Sheet (In thousands)	August 25, 2018	Capitalization of Contract Costs	August 26, 2018
Assets
Prepaid expenses and other current assets	$21,899	$10,789	$32,688
Total current assets	784,800	10,789	795,589

Other assets	30,259	42,405	72,664

Total assets	$1,843,386	$53,194	$1,896,580

Liabilities and shareholders’ equity
Accrued and deferred income taxes	$74,070	$13,761	$87,831
Total liabilities	378,419	13,761	392,180

Retained earnings	1,405,239	39,433	1,444,672
Total shareholders' equity	1,464,967	39,433	1,504,400

Total liabilities and shareholders’ equity	$1,843,386	$53,194	$1,896,580

The impacts of adopting this standard on the first quarter of fiscal 2019 Consolidated Financial Statements are presented in the following tables:

	Thirteen weeks ended November 24, 2018
Consolidated Statement of Income (In thousands, except per share data)	As Reported	Under Historical Guidance	Impact of Adopting New Revenue Standard
Operating expenses:
Selling and administrative expenses	$85,959	$86,875	$(916)
Total operating expenses	388,124	389,040	(916)

Operating income	50,426	49,510	916

Income before income taxes	51,959	51,043	916
Provision for income taxes	13,639	13,399	240
Income from continuing operations
Net income	$38,320	$37,644	$676
Income per share – Diluted:	$1.99	$1.95	$0.04

UniFirst Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

	Balance at November 24, 2018
Consolidated Balance Sheet (In thousands)	As Reported	Under Historical Guidance	Impact of Adopting New Revenue Standard
Assets
Prepaid expenses and other current assets	$38,854	$28,065	$10,789
Total current assets	809,413	798,624	10,789

Other assets	74,048	30,727	43,321

Total assets	$1,907,158	$1,853,048	$54,110

Liabilities and shareholders’ equity
Accrued and deferred income taxes	$86,837	$72,836	$14,001
Total liabilities	367,660	353,659	14,001

Retained earnings	1,480,922	1,440,813	40,109
Total shareholders' equity	1,539,498	1,499,389	40,109

Total liabilities and shareholders’ equity	$1,907,158	$1,853,048	$54,110
The adoption of this standard had no impact on the Company's first quarter of fiscal 2019 operating cash flow, and the only impact of the adoption on its fiscal 2019 consolidated statement of comprehensive income was the impact to net income as presented in the table above.
In January 2016, the FASB issued updated guidance for the recognition, measurement, presentation, and disclosure of certain financial assets and liabilities. This guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted. Accordingly, the Company adopted this standard on August 26, 2018. The adoption of this guidance did not have a material impact on the Company's financial statements.

In February 2016, the FASB issued updated guidance which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new guidance requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. This new guidance is effective for reporting periods beginning after December 15, 2018, however, early adoption is permitted. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in their financial statements. The Company will adopt the new guidance on September 1, 2019. At August 25, 2018, the Company was contractually obligated to make future payments of $47.1 million under its operating lease obligations in existence as of that date, primarily related to long-term leases. The Company is evaluating the impact that this guidance will have on its financial statements. While the Company is in the early stages of its implementation process of this guidance, and has not yet determined its impact on its consolidated balance sheet or consolidated statement of income, these leases would potentially be required to be presented on the consolidated balance sheet in accordance with the requirements of this guidance.
In August 2016, the FASB issued updated guidance that reduces diversity in how certain cash receipts and cash payments are presented and classified in the Consolidated Statements of Cash Flows. This guidance is effective for annual reporting periods, and any interim periods within those annual periods, that begin after December 15, 2017 and is required to be applied retrospectively, with early adoption permitted. Accordingly, the Company adopted this standard on August 26, 2018. The adoption of this guidance did not have a material impact on its financial statements.
In October 2016, the FASB issued updated guidance to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. This guidance is effective for annual reporting periods, and any interim periods within those annual periods, that begin after December 15, 2017 and is required to be applied on a modified retrospective basis, with

UniFirst Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

early adoption permitted. Accordingly, the Company adopted this standard on August 26, 2018. The adoption of this guidance did not have a material impact on its financial statements.
In March 2017, the FASB issued updated guidance that requires a change in the presentation of net periodic benefit cost on the consolidated statements of operations. Specifically, entities must present the service cost component of net periodic benefit cost in the same financial statement line items as other compensation costs arising from services rendered by the related employees during the period, whereas the non-service components of net periodic benefit cost must be presented separately from the financial statement line items that include service cost and outside of operating income.  The Company’s adoption of this guidance on August 26, 2018 did not have a material impact on its financial statements.
In August 2017, the FASB issued guidance that expands component and fair value hedging, specifies the presentation of the effects of hedging instruments, and eliminates the separate measurement and presentation of hedge ineffectiveness. The accounting update is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted, and is to be applied on a modified retrospective basis. The Company elected to early adopt this guidance in the first quarter of fiscal 2019. The adoption of this guidance did not have a material impact on its financial statements.
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

3. Revenue Recognition

The following table presents the Company’s revenues for the thirteen weeks ended November 24, 2018 and November 25, 2017, respectively, disaggregated by service type:

	Thirteen weeks ended
	November 24, 2018		November 25, 2017
(In thousands, except percentages)	Revenues	% of Revenues	Revenues	% of Revenues

Core Laundry Operations	$390,477	89.0%	$373,796	89.9%
Specialty Garments	34,448	7.9%	28,427	6.8%
First Aid	13,625	3.1%	13,555	3.3%
Total Revenues	$438,550	100.0%	$415,778	100.0%

For the thirteen weeks ended November 24, 2018, the percentage of revenue recognized over time as the services are performed was 95.3% of Core Laundry Operations revenues and 83.9%of Specialty Garments revenues. See Note 16 “Segment Reporting” for additional details of segment definitions. During that same period, 4.7% of Core Laundry Operations revenues, 16.1% of Specialty Garments revenues and 100% of First Aid revenues were recognized at a point in time, which generally occurs when the goods are transferred to the customer.

UniFirst Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Revenue Recognition Policy
Approximately 91.0% of the Company's revenues are derived from fees for route servicing of Core Laundry Operations, Specialty Garments, and First Aid performed by the Company’s employees at the customer's location of business. Revenues from the Company's route servicing customer contracts represent a single-performance obligation. The Company recognizes these revenues over time as services are performed based on the nature of services provided and contractual rates (input method). Certain of the Company's customer contracts, primarily within the Company's Core Laundry Operations, include pricing terms and conditions that include components of variable consideration. The variable consideration is typically in the form of consideration due to a customer based on performance metrics specified within the contract. Specifically, some contracts contain discounts or rebates that the customer can earn through the achievement of specified volume levels. Each component of variable consideration is earned based on the Company's actual performance during the measurement period specified within the contract. To determine the transaction price, the Company estimates the variable consideration using the most likely amount method, based on the specific contract provisions and known performance results during the relevant measurement period. When determining if variable consideration should be constrained, the Company considers whether factors outside its control could result in a significant reversal of revenue. In making these assessments, the Company considers the likelihood and magnitude of a potential reversal. The Company's performance period generally corresponds with the monthly invoice period. No significant constraints on the Company's revenue recognition were applied during the thirteen weeks ended November 24, 2018. The Company reassesses these estimates during each reporting period. The Company maintains a liability for these discounts and rebates within accrued liabilities on the consolidated balance sheets. Variable consideration also includes consideration paid to a customer at the beginning of a contract. The Company capitalizes this consideration and amortizes it over the life of the contract as a reduction to revenue in accordance with the updated accounting guidance for revenue recognition. These assets are included in other assets on the consolidated balance sheets.

Costs to Obtain a Contract
The Company defers commission expenses paid to its employee-partners when the commissions are deemed to be incremental for obtaining the route servicing customer contract. The deferred commissions are amortized on a straight-line basis over the expected period of benefit. The Company reviews the deferred commission balances for impairment on an ongoing basis. Deferred commissions are classified as current or noncurrent based on the timing of when the Company expects to recognize the expense. The current portion is included in prepaid expenses and other current assets and the non-current portion is included in other assets on the Company's consolidated balance sheets. As of November 24, 2018, the current and non-current assets related to deferred commissions totaled $10.8 million and $43.3 million, respectively. During the thirteen weeks ended November 24, 2018, the Company recorded $2.8 million of amortization expense related to deferred commissions. This expense is classified in selling and administrative expense on the consolidated statements of income.

UniFirst Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

4. Business Acquisitions

During the thirteen weeks ended November 24, 2018, the Company acquired no businesses. Whenever the Company acquires a business, consistent with current accounting guidance, the results of operations of the acquisition are included in the Company's consolidated financial results from the date of the acquisition.

5. Fair Value Measurements

The assets or liabilities measured at fair value on a recurring basis are summarized in the tables below (in thousands):

	As of November 24, 2018
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents	$143,122	$—	$—	$143,122
Pension plan assets	—	6,137	—	6,137
Foreign currency forward contracts	—	243	—	243
Total assets at fair value	$143,122	$6,380	$—	$149,502

	As of August 25, 2018
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents	$103,190	$—	$—	$103,190
Pension plan assets	—	6,325	—	6,325
Foreign currency forward contracts	—	127	—	127
Total assets at fair value	$103,190	$6,452	$—	$109,642

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

The Company’s foreign currency forward contracts represent contracts the Company has entered into to exchange Canadian dollars for U.S. dollars at fixed exchange rates in order to manage its exposure related to certain forecasted Canadian dollar denominated sales of one of its subsidiaries. These contracts were included in prepaid expenses and other current assets and other long-term assets as of November 24, 2018 and August 25, 2018. The fair value of the forward contracts is based on similar exchange traded derivatives and are, therefore, included within Level 2 of the fair value hierarchy.

6. Derivative Instruments and Hedging Activities

As of November 24, 2018, the Company had forward contracts with a notional value of approximately 13.4 million CAD outstanding and recorded the fair value of the contracts of $0.2 million in other long-term assets and $0.1 million in prepaid expenses and other current assets with a corresponding decrease in accumulated other comprehensive loss of $0.2 million, which was recorded net of tax. During the thirteen weeks ended November 24, 2018, the Company reclassified a nominal amount from accumulated other comprehensive loss to revenue, related to the derivative financial instruments. The gain on these forward contracts that resulted

UniFirst Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

in a decrease to accumulated other comprehensive loss as of November 24, 2018 is expected to be reclassified to revenues prior to its maturity on February 25, 2022.

7. Employee Benefit Plans

Defined Contribution Retirement Savings Plan

The Company has a defined contribution retirement savings plan with a 401(k) feature for all eligible U.S. and Canadian employees not under collective bargaining agreements. The Company matches a portion of the employee’s contribution and may make an additional contribution at its discretion. Contributions charged to expense under the plan for the thirteen weeks ended November 24, 2018 and November 25, 2017 were $4.5 million and $4.1 million, respectively.

Pension Plans and Supplemental Executive Retirement Plans

The Company maintains an unfunded Supplemental Executive Retirement Plan for certain eligible employees of the Company and two frozen non-contributory defined benefit pension plans. The amounts charged to expense related to these plans for the thirteen weeks ended November 24, 2018 and November 25, 2017 were $0.5 million and $0.7 million, respectively.

8. Income Per Share

The Company calculates income per share by allocating income to its unvested participating securities as part of its income per share calculations. The following table sets forth the computation of basic income per share using the two-class method for amounts attributable to the Company’s shares of Common Stock and Class B Common Stock (in thousands, except per share data):

	Thirteen weeks ended
	November 24, 2018	November 25, 2017

Net income available to shareholders	$38,320	$34,206

Allocation of net income for Basic:
Common Stock	$32,137	$27,384
Class B Common Stock	6,183	6,822
	$38,320	$34,206

Weighted average number of shares for Basic:
Common Stock	15,432	15,462
Class B Common Stock	3,710	4,816
	19,142	20,278

Income per share for Basic:
Common Stock	$2.08	$1.77
Class B Common Stock	$1.67	$1.42

The Company is required to calculate diluted income per share for Common Stock using the more dilutive of the following two methods:

•	The treasury stock method; or

•	The two-class method assuming a participating security is not exercised or converted.

UniFirst Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

For the thirteen weeks ended November 24, 2018 and November 25, 2017, the Company’s diluted income per share assumes the conversion of all vested Class B Common Stock into Common Stock and uses the two-class method for its unvested participating shares. The following table sets forth the computation of diluted income per share of Common Stock for the thirteen weeks ended November 24, 2018 and November 25, 2017 (in thousands, except per share data):

	Thirteen weeks ended November 24, 2018			Thirteen weeks ended November 25, 2017
	Earnings to Common Shareholders	Common Shares	Income Per Share	Earnings to Common Shareholders	Common Shares	Income Per Share

As reported - Basic	$32,137	15,432	$2.08	$27,384	15,462	$1.77

Add: effect of dilutive potential common shares
Share-Based Awards	—	160		—	156
Class B Common Stock	6,183	3,710		6,822	4,816

As reported – Diluted	$38,320	19,302	$1.99	$34,206	20,434	$1.67

Share-based awards that would result in the issuance of 10,156 shares of Common Stock were excluded from the calculation of diluted income per share for the thirteen weeks ended November 24, 2018 because they were anti-dilutive. Share-based awards that would result in the issuance of 117 shares of Common Stock were excluded from the calculation of diluted income per share for the thirteen weeks ended November 25, 2017 because they were anti-dilutive.

9. Inventories

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

The components of inventory as of November 24, 2018 and August 25, 2018 were as follows (in thousands):

	November 24, 2018	August 25, 2018
Raw materials	$16,419	$18,508
Work in process	3,707	3,271
Finished goods	71,028	68,397
Total inventories	$91,154	$90,176

10. Goodwill and Other Intangible Assets

As discussed in Note 4, “Business Acquisitions”, when the Company acquires a business, the amount assigned to the tangible assets and liabilities and intangible assets acquired is based on their respective fair values determined as of the acquisition date. The excess of the purchase price over the tangible assets and liabilities and intangible assets is recorded as goodwill.

The changes in the carrying amount of goodwill are as follows (in thousands):

Balance as of August 25, 2018	$397,422
Other	(126)

Balance as of November 24, 2018	$397,296

UniFirst Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Intangible assets, net in the Company’s accompanying Consolidated Balance Sheets are as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
November 24, 2018
Customer contracts	$220,257	$155,900	$64,357
Other intangible assets	34,981	31,802	3,179
	$255,238	$187,702	$67,536
August 25, 2018
Customer contracts	$220,303	$152,985	$67,318
Other intangible assets	35,030	31,444	3,586
	$255,333	$184,429	$70,904

11. Asset Retirement Obligations

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

A reconciliation of the Company’s asset retirement liability for the thirteen weeks ended November 24, 2018 was as follows (in thousands):

November 24, 2018
Beginning balance as of August 25, 2018	$13,668
Accretion expense	220
Effect of exchange rate changes	(70)
Change in estimate	(1,705)
Ending balance as of November 24, 2018	$12,113

Asset retirement obligations are included in current and long-term accrued liabilities in the accompanying Consolidated Balance Sheets.

12. Commitments and Contingencies

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

UniFirst Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Under environmental laws, an owner or lessee of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances located on, or in, or emanating from, such property, as well as related costs of investigation and property damage. Such laws often impose liability without regard to whether the owner or lessee knew of, or was responsible for the presence of such hazardous or toxic substances. There can be no assurances that acquired or leased locations have been operated in compliance with environmental laws and regulations or that future uses or conditions will not result in the imposition of liability upon the Company under such laws or expose the Company to third-party actions such as tort suits. The Company continues to address environmental conditions under terms of consent orders negotiated with the applicable environmental authorities or otherwise with respect to sites located in or related to Woburn, Massachusetts, Somerville, Massachusetts, Springfield, Massachusetts, Uvalde, Texas, Stockton, California, two sites related to former operations in Williamstown, Vermont, as well as sites located in Goldsboro, North Carolina and Wilmington, North Carolina.

The Company has accrued certain costs related to the sites described above as it has been determined that the costs are probable and can be reasonably estimated. The Company has potential exposure related to a parcel of land (the "Central Area") related to the Woburn, Massachusetts site mentioned above. Currently, the consent decree for the Woburn site does not define or require any remediation work in the Central Area. The United States Environmental Protection Agency (the "EPA") has provided the Company and other signatories to the consent decree with comments on the design and implementation of groundwater and soil remedies at the Woburn site and investigation of environmental conditions in the Central Area. The Company, and other signatories, have implemented and proposed to do additional work at the Woburn site but many of the EPA’s comments remain to be resolved. The Company has accrued costs to perform certain work responsive to EPA's comments. The Company has implemented mitigation measures and continues to monitor environmental conditions at the Somerville, Massachusetts site. In addition, the Company has received demands from the local transit authority for reimbursement of certain costs associated with its construction of a new municipal transit station in the area of the Somerville site. This station is part of the extension of the transit system. The Company has reserved for costs in connection with this matter; however, in light of the uncertainties associated with this matter, these costs and the related reserve may change. The Company has also received notice that the Massachusetts Department of Environmental Protection is conducting an audit of the Company’s investigation and remediation work with respect to the Somerville site.

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

There is usually a range of reasonable estimates of the costs associated with each site. In accordance with U.S. GAAP, the Company’s accruals reflect the amount within the range that it believes is the best estimate or the low end of a range of estimates if no point within the range is a better estimate. Where it believes that both the amount of a particular liability and the timing of the payments are reliably determinable, the Company adjusts the cost in current dollars using a rate of 3% for inflation until the time of expected payment and discounts the cost to present value using current risk-free interest rates. As of November 24, 2018, the risk-free interest rates utilized by the Company ranged from 3.1% to 3.3%.

UniFirst Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

For environmental liabilities that have been discounted, the Company includes interest accretion, based on the effective interest method, in selling and administrative expenses on the Consolidated Statements of Income. The changes to the Company’s environmental liabilities for the thirteen weeks ended November 24, 2018 were as follows (in thousands):

November 24, 2018
Beginning balance as of August 25, 2018	$25,486
Costs incurred for which reserves had been provided	(195)
Insurance proceeds	40
Interest accretion	189
Change in discount rates	(699)

Balance as of November 24, 2018	$24,821

Anticipated payments and insurance proceeds of currently identified environmental remediation liabilities as of November 24, 2018, for the next five fiscal years and thereafter, as measured in current dollars, are reflected below.

(In thousands)	2019	2020	2021	2022	2023	Thereafter	Total
Estimated costs – current dollars	$9,299	$2,122	$1,635	$1,272	$1,175	$12,137	$27,640

Estimated insurance proceeds	(133)	(159)	(173)	(159)	(173)	(830)	(1,627)

Net anticipated costs	$9,166	$1,963	$1,462	$1,113	$1,002	$11,307	$26,013

Effect of inflation							7,477
Effect of discounting							(8,669)

Balance as of November 24, 2018							$24,821

Estimated insurance proceeds are primarily received from an annuity received as part of a legal settlement with an insurance company. Annual proceeds of approximately $0.3 million are deposited into an escrow account which funds remediation and monitoring costs for two sites related to former operations in Williamstown, Vermont. Annual proceeds received but not expended in the current year accumulate in this account and may be used in future years for costs related to this site through the year 2027. As of November 24, 2018, the balance in this escrow account, which is held in a trust and is not recorded in the Company’s accompanying Consolidated Balance Sheet, was approximately $3.8 million. Also included in estimated insurance proceeds are amounts the Company is entitled to receive pursuant to legal settlements as reimbursements from three insurance companies for estimated costs at the site in Uvalde, Texas.

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

UniFirst Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

that the future financial position and/or results of operations for any particular future period could be materially affected by changes in the Company’s assumptions or strategies related to these contingencies or changes out of the Company’s control.

13. Income Taxes

In accordance with ASC 740, Income Taxes (“ASC 740”), each interim period is considered integral to the annual period and tax expense is measured using an estimated annual effective tax rate. An entity is required to record income tax expense each quarter based on its annual effective tax rate estimated for the full fiscal year and use that rate to provide for income taxes on a current year-to-date basis, adjusted for discrete taxable events that occur during the interim period.

The Company’s effective tax rate for the thirteen weeks ended November 24, 2018 was 26.2% compared to 35.5% for the corresponding period in the prior year. The reduction in the effective tax rates in the thirteen weeks ended November 24, 2018 as compared to the corresponding period in the prior year was due primarily to the impact of Tax Cuts and Jobs Act (the “Act”) enacted on December 22, 2017. As a result of the Act, U.S. corporations are subject to lower income tax rates, which also caused the Company to remeasure its U.S. net deferred tax liabilities at the lower rates. Also because of this Act, the Company is subject to a one-time transition tax for the deemed repatriation of its foreign earnings.

U.S. Tax Reform
The Act, among other matters, reduced the U.S. federal corporate income tax rate from 35% to 21%, required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and created new taxes on certain foreign sourced earnings.

As of November 24, 2018, the Company had not completed its accounting for the tax effects of enactment of the Act and is still analyzing certain aspects of the Act and refining its calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts.

On December 22, 2017, the SEC issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Act (“SAB 118”) directing SEC registrants to consider the impact of the Act as “provisional” when they do not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete their accounting for the change in tax law. In accordance with SAB 118, the amounts recorded related to accounting for the Act represent the Company’s best estimate based on its interpretation of the Act as the Company is still accumulating data to finalize the underlying calculations, or in certain cases, the U.S. Treasury is expected to issue further guidance on the application of certain provisions of the Act. In addition, the Company also used assumptions and estimates that may change as a result of future guidance and interpretation from the Internal Revenue Service, the SEC, the FASB and various other taxing jurisdictions. In particular, the Company anticipates that the U.S. state jurisdictions will continue to determine and announce their conformity or decoupling from the Act, either in its entirety or with respect to specific provisions. All of these potential legislative and interpretive actions could result in adjustments to the Company's provisional estimates when the accounting for the income tax effects of the Act is completed.

Uncertain tax positions
The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense which is consistent with the recognition of these items in prior reporting periods. During the thirteen weeks ended November 24, 2018, there were no material changes in the amount of unrecognized tax benefits or the amount accrued for interest and penalties.

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

14. Long-Term Debt

The Company has a $250 million unsecured revolving credit agreement (the “Credit Agreement”) with a syndicate of banks, which matures on April 11, 2021. Under the Credit Agreement, the Company is able to borrow funds at variable interest rates based on, at the Company’s election, the Eurodollar rate or a base rate, plus in each case a spread based on the Company’s consolidated funded debt ratio. Availability of credit requires compliance with certain financial and other covenants, including a maximum consolidated funded debt ratio and minimum consolidated interest coverage ratio as defined in the Credit Agreement. The Company tests its compliance with these financial covenants on a fiscal quarterly basis. As of November 24, 2018, the interest rates applicable

UniFirst Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

to the Company’s borrowings under the Credit Agreement would be calculated as LIBOR plus 75 basis points at the time of the respective borrowing. As of November 24, 2018, the Company had no outstanding borrowings and had outstanding letters of credit amounting to $71.4 million, leaving $178.6 million available for borrowing under the Credit Agreement.

As of November 24, 2018, the Company was in compliance with all covenants under the Credit Agreement.

15. Accumulated Other Comprehensive Loss

The changes in each component of accumulated other comprehensive loss, net of tax, for the thirteen weeks ended November 24, 2018 and November 25, 2017 were as follows (in thousands):

	Thirteen weeks ended November 24, 2018
	Foreign Currency Translation	Pension- related (1)	Derivative Financial Instruments (1)	Total Accumulated Other Comprehensive Loss
Balance as of August 25, 2018	$(21,116)	$(4,135)	$92	$(25,159)

Other comprehensive (loss) income before reclassification	(2,282)	—	132	(2,150)
Amounts reclassified from accumulated other comprehensive loss	—	—	(44)	(44)
Net current period other comprehensive (loss) income	(2,282)	—	88	(2,194)

Balance as of November 24, 2018	$(23,398)	$(4,135)	$180	$(27,353)

	Thirteen weeks ended November 25, 2017
	Foreign Currency Translation	Pension- related (1)	Derivative Financial Instruments (1)	Total Accumulated Other Comprehensive (Loss) Income
Balance as of August 26, 2017	$(15,932)	$(5,477)	$(109)	$(21,518)

Other comprehensive (loss) income before reclassification	(2,013)	—	82	(1,931)
Amounts reclassified from accumulated other comprehensive loss	—	—	4	4
Net current period other comprehensive (loss) income	(2,013)	—	86	(1,927)

Balance as of November 25, 2017	$(17,945)	$(5,477)	$(23)	$(23,445)
(1)Amounts are shown net of tax.

UniFirst Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Amounts reclassified from accumulated other comprehensive loss, net of tax, for the thirteen weeks ended November 24, 2018 and November 25, 2017 were as follows (in thousands):

	Thirteen weeks ended
	November 24, 2018	November 25, 2017
Derivative financial instruments, net:
Forward contracts (a)	$(44)	$4
Total, net of tax	(44)	4

Total amounts reclassified, net of tax	$(44)	$4
(a)Amounts included in revenues in the accompanying Consolidated Statements of Income.

16. Segment Reporting

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

The Company refers to the U.S. and Canadian Rental and Cleaning, MFG, and Corporate reporting segments combined as its “Core Laundry Operations,” which is included as a subtotal in the following tables (in thousands):

UniFirst Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Thirteen weeks ended	U.S. and Canadian Rental and Cleaning	MFG	Net Interco MFG Elim	Corporate	Subtotal Core Laundry Operations	Specialty Garments	First Aid	Total

November 24, 2018
Revenues	$380,753	$67,546	$(67,511)	$9,689	$390,477	$34,448	$13,625	$438,550

Operating income (loss)	$54,714	$24,732	$(3,747)	$(30,917)	$44,782	$4,470	$1,174	$50,426

Interest income, net	$(1,047)	$—	$—	$(658)	$(1,705)	$—	$—	$(1,705)

Income (loss) before taxes	$55,752	$24,840	$(3,747)	$(30,233)	$46,612	$4,173	$1,174	$51,959

November 25, 2017
Revenues	$365,518	$63,945	$(63,919)	$8,252	$373,796	$28,427	$13,555	$415,778

Operating income (loss)	$54,798	$23,987	$(4,737)	$(27,690)	$46,358	$4,477	$1,076	$51,911

Interest income, net	$(949)	$—	$—	$(327)	$(1,276)	$—	$—	$(1,276)

Income (loss) before taxes	$55,764	$23,910	$(4,737)	$(27,333)	$47,604	$4,353	$1,076	$53,033

17. Shares Repurchased and Dividends

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

UniFirst Corporation and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

18. Subsequent Events

On January 2, 2019, the Company's Board of Directors approved a share repurchase program authorizing the Company to repurchase from time to time up to $100.0 million of its outstanding shares of common stock.  Repurchases made under the program, if any, will be made in either the open market or in privately negotiated transactions. The timing, manner, price and amount of any repurchases will depend on a variety of factors, including economic and market conditions, the Company stock price, corporate liquidity requirements and priorities, applicable legal requirements and other factors. The share repurchase program will be funded using the Company's available cash or capacity under its Credit Agreement when implemented and may be suspended or discontinued at any time.

During fiscal 2017, the Company recorded a pre-tax non-cash impairment charge of $55.8 million once it was determined that it was not probable that the version of the Customer Relationship Management (“CRM”) system that was being developed would be completed and placed into service. On December 28, 2018, the Company entered into a settlement agreement with its lead contractor for the version of the CRM system with respect to which the Company recorded the impairment charge. As part of the settlement agreement, the Company will record a total gain of $20.3 million during the quarter ending February 23, 2019, which includes the Company’s receipt of a one-time cash payment in the amount of $13.0 million as well as the forgiveness of amounts previously due the contractor.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR FOR FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and any documents incorporated by reference contain forward looking statements within the meaning of the federal securities laws. Forward looking statements contained in this Quarterly Report on Form 10-Q and any documents incorporated by reference are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Forward looking statements may be identified by words such as “estimates,” “anticipates,” “projects,” “plans,” “expects,” “intends,” “believes,” “seeks,” “could,” “should,” “may,” “will,” “strategy,” “objective,” “assume,” or the negative versions thereof, and similar expressions and by the context in which they are used. Such forward looking statements are based upon our current expectations and speak only as of the date made. Such statements are highly dependent upon a variety of risks, uncertainties and other important factors that could cause actual results to differ materially from those reflected in such forward looking statements. Such factors include, but are not limited to, the performance and success of our Chief Executive Officer, uncertainties caused by adverse economic conditions and their impact on our customers’ businesses and workforce levels, uncertainties regarding our ability to consummate and successfully integrate acquired businesses, uncertainties regarding any existing or newly-discovered expenses and liabilities related to environmental compliance and remediation, any adverse outcome of pending or future contingencies or claims, our ability to compete successfully without any significant degradation in our margin rates, seasonal and quarterly fluctuations in business levels, our ability to preserve positive labor relationships and avoid becoming the target of corporate labor unionization campaigns that could disrupt our business, the effect of currency fluctuations on our results of operations and financial condition, our dependence on third parties to supply us with raw materials, any loss of key management or other personnel, increased costs as a result of any future changes in federal or state laws, rules and regulations or governmental interpretation of such laws, rules and regulations, uncertainties regarding the impact of the recently passed U.S. tax reform on our business, results of operations and financial condition, uncertainties regarding the price levels of natural gas, electricity, fuel and labor, the negative effect on our business from sharply depressed oil and natural gas prices, the continuing increase in domestic healthcare costs, including the ultimate impact of the Affordable Care Act, our ability to retain and grow our customer base, demand and prices for our products and services, fluctuations in our Specialty Garments business, instability in Mexico and Nicaragua where our principal garment manufacturing plants are located, our ability to properly and efficiently design, construct, implement and operate a new customer relationship management (“CRM”) computer system, interruptions or failures of our information technology systems, including as a result of cyber-attacks, additional professional and internal costs necessary for compliance with any changes in Securities and Exchange Commission, New York Stock Exchange and accounting rules, strikes and unemployment levels, our efforts to evaluate and potentially reduce internal costs, economic and other developments associated with the war on terrorism and its impact on the economy and general economic conditions, our ability to successfully implement our business strategies and processes, including our capital allocation strategies, and other factors described under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended August 25, 2018 and in our other filings with the Securities and Exchange Commission. We undertake no obligation to update any forward looking statements to reflect events or circumstances arising after the date on which such statements are made.

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

As mentioned and described in Note 16 to our Consolidated Financial Statements, we have five reporting segments: U.S. and Canadian Rental and Cleaning, MFG, Corporate, Specialty Garments and First Aid. We refer to the laundry locations of the U.S. and Canadian Rental and Cleaning reporting segment as “industrial laundries” or “industrial laundry locations”, and to the U.S. and Canadian Rental and Cleaning, MFG, and Corporate reporting segments combined as our “Core Laundry Operations.”

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

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, the most important and pervasive accounting policies used and areas most sensitive to material changes from external factors. The critical accounting estimates that we believe affect our more significant judgments and estimates used in the preparation of our consolidated financial statements presented in this report are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended August 25, 2018.

Results of Operations

The following table presents certain selected financial data, including the percentage of revenues represented by each item, for the thirteen weeks ended November 24, 2018 and November 25, 2017.

	Thirteen weeks ended
(In thousands, except percentages)	November 24, 2018	% of Revenues	November 25, 2017	% of Revenues	% Change

Revenues	$438,550	100.0%	$415,778	100.0%	5.5%

Operating expenses:
Cost of revenues (1)	277,049	63.2	253,650	61.0	9.2
Selling and administrative expenses (1)	85,959	19.6	87,510	21.0	(1.8)
Depreciation and amortization	25,116	5.7	22,707	5.5	10.6
Total operating expenses	388,124	88.5	363,867	87.5	6.7

Operating income	50,426	11.5	51,911	12.5	(2.9)

Other income, net	(1,533)	(0.3)	(1,122)	(0.3)	36.6

Income before income taxes	51,959	11.8	53,033	12.8	(2.0)
Provision for income taxes	13,639	3.1	18,827	4.5	(27.6)

Net income	$38,320	8.7%	$34,206	8.2%	12.0%
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

On January 2, 2019, our Board of Directors approved a share repurchase program authorizing us to repurchase from time to time up to $100.0 million of our outstanding shares of common stock.  Repurchases made under the program, if any, will be made in either the open market or in privately negotiated transactions. The timing, manner, price and amount of any repurchases will depend on a variety of factors, including economic and market conditions, our stock price, corporate liquidity requirements and priorities, applicable legal requirements and other factors. The share repurchase program will be funded using our available cash or capacity under our Credit Agreement when implemented and may be suspended or discontinued at any time.

During fiscal 2017, we recorded a pre-tax non-cash impairment charge of $55.8 million once it was determined that it was not probable that the version of the CRM system that was being developed would be completed and placed into service. On December 28, 2018, we entered into a settlement agreement with our lead contractor for the version of the CRM system with respect to which we recorded the impairment charge. As part of the settlement agreement, we will record a total gain of $20.3 million during the quarter ending February 23, 2019, which includes our receipt of a one-time cash payment in the amount of $13.0 million as well as the forgiveness of amounts previously due the contractor.

In our fourth fiscal quarter of 2018, we initiated a multiyear CRM project to further develop, implement and deploy a third-party application we licensed. This new solution is intended to improve functionality, capability and information flow as well as increase automation in servicing our customers. As of November 24, 2018, we have capitalized $3.8 million related to our new CRM project.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted, which, among other provisions, reduced the U.S. federal corporate income tax rate effective January 1, 2018 from a 35% rate to a new 21% corporate rate and imposed a one-time transition tax on earnings held outside of the United States. We have made reasonable estimates of the effects of the Act and these estimates could change in future periods as we continue to analyze the effects of the Act (see Note 13, “Income Taxes” to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q).

A portion of our sales is derived from international markets, including Canada. Revenues denominated in currencies other than the U.S. dollar represented approximately 7.9% and 8.0% of total consolidated revenues for the thirteen weeks ended November 24, 2018 and November 25, 2017, respectively. The operating results of our international subsidiaries are translated into U.S. dollars and such results are affected by movements in foreign currencies relative to the U.S. dollar. In addition, fluctuations in the Canadian dollar may have an effect on the margins of our Canadian business because a weaker Canadian dollar will increase the cost of merchandise and other operational inputs that are sourced from outside of Canada. Our operating results in future years could be negatively impacted by any devaluation, as compared to the U.S. dollar, of the Canadian dollar or any of the currencies of the other countries in which we operate.

Thirteen weeks ended November 24, 2018 compared with thirteen weeks ended November 25, 2017

Revenues

(In thousands, except percentages)	November 24, 2018	November 25, 2017	Dollar Change	Percent Change

Core Laundry Operations	$390,477	$373,796	$16,681	4.5%
Specialty Garments	34,448	28,427	6,021	21.2%
First Aid	13,625	13,555	70	0.5%
Consolidated total	$438,550	$415,778	$22,772	5.5%

The increase in our consolidated revenues was primarily from our Core Laundry Operations. Excluding the positive effect of acquisitions, which we estimate increased our revenues in Core Laundry Operations by approximately 0.7%, as well as a slightly weaker Canadian dollar, which unfavorably impacted our growth by 0.3%, organic growth for our Core Laundry Operations was 4.1%. Organic growth consists primarily of new sales, pricing adjustments, and net changes in the wearer levels at our existing customers, offset by lost accounts.

Specialty Garments’ results are often affected by seasonality and the timing and length of its customers’ power reactor outages as well as its project-based activities. Excluding the positive effect of acquisitions, which we estimate increased our revenues in the Specialty Garments segment by approximately 11.3%, the improvement in results in the Specialty Garments segment in the first quarter of fiscal 2019 compared to the comparable period of fiscal 2018 was primarily due to increased outages and project-based activity at the segment’s Canadian nuclear customers as well as solid growth from the cleanroom division.

Cost of Revenues

(In thousands, except percentages)	November 24, 2018	November 25, 2017	Dollar Change	Percent Change
Cost of revenues
Core Laundry Operations	$245,178	$226,856	$18,322	8.1%
Specialty Garments	22,756	17,536	5,220	29.8%
First Aid	9,115	9,258	(143)	(1.5)%
Consolidated total	$277,049	$253,650	$23,399	9.2%
Gross profit
Core Laundry Operations	$145,299	$146,940	$(1,641)	(1.1)%
Specialty Garments	$11,692	$10,891	$801	7.4%
First Aid	$4,510	$4,297	$213	4.9%
Consolidated total	$161,501	$162,128	$(627)	(0.4)%

Cost of revenues as a percentage of revenues was 63.2% in the first quarter of fiscal 2019 as compared to 61.0% in the prior year comparable period.

Our Core Laundry Operations cost of revenues as a percentage of revenues was 62.8% in the first quarter of fiscal 2019 as compared to 60.7% in the prior year comparable period. The increase in cost of revenues was due primarily to higher production and service and delivery payroll costs as well as higher merchandise costs. These increases were partially offset by lower healthcare claims.

Our Specialty Garments costs of revenues as a percentage of revenues was 66.1% in the first quarter of fiscal 2019 as compared to 61.7% in the prior year comparable period. The increase in cost of revenues was due primarily to higher production and merchandise costs as well as higher expenses related to workers' compensation and auto claims.

Selling and Administrative Expenses

(In thousands, except percentages)	November 24, 2018	November 25, 2017	Dollar Change	Percent Change

Selling and administrative expenses	$85,959	$87,510	$(1,551)	(1.8)%
% of Revenues	19.6%	21.0%

The decrease in our selling and administrative costs as a percentage of revenues in the thirteen weeks ended November 24, 2018 as compared to the prior year comparable period was due primarily to a gain of $3.0 million from the settlement of environmental litigation in the first quarter of fiscal 2019, lower healthcare claims, and the capitalization of internal labor in the quarter related to the development of the CRM project we initiated in fiscal 2018. The comparison of selling and administrative expenses also benefited from the deferral of commission costs upon the adoption of new revenue accounting guidance in the thirteen weeks ended November 24, 2018. These decreases to selling and administrative costs were partially offset by increases in advertising costs, sales incentive costs and recruitment costs.

Depreciation and Amortization

(In thousands, except percentages)	November 24, 2018	November 25, 2017	Dollar Change	Percent Change

Depreciation and amortization	$25,116	$22,707	$2,409	10.6%
% of Revenues	5.7%	5.5%

Depreciation and amortization expense increased in the thirteen weeks ended November 24, 2018 as compared to the prior year comparable period due primarily to higher capital expenditures placed in service over the past several quarters.

Operating Income

For the thirteen weeks ended November 24, 2018 and November 25, 2017, changes in our revenues and costs as discussed above resulted in the following changes in our operating income and operating margin:

(In thousands, except percentages)	November 24, 2018	November 25, 2017	Dollar Change	Percent Change

Operating income	$50,426	$51,911	$(1,485)	(2.9)%
Operating margin	11.5%	12.5%

Other Income, net

(In thousands, except percentages)	November 24, 2018	November 25, 2017	Dollar Change	Percent Change

Interest income, net	$(1,705)	$(1,276)	$(429)	33.6%
Other expense, net	172	154	18	11.7%
Total other income, net	$(1,533)	$(1,122)	$(411)	36.6%

The increase in other income, net during the thirteen weeks ended November 24, 2018 as compared to the prior year comparable period was due primarily to an increase in interest income from higher interest rates.

Provision for Income Taxes

(In thousands, except percentages)	November 24, 2018	November 25, 2017	Dollar Change	Percent Change

Provision for income taxes	$13,639	$18,827	$(5,188)	(27.6)%
Effective income tax rate	26.2%	35.5%

The decrease in our effective tax rate for the thirteen weeks ended November 24, 2018 as compared to the prior year comparable period was due primarily to the impact of the Act, which lowered the U.S. federal corporate income tax rates as of January 1, 2018 to 21.0% from 35.0%.

Liquidity and Capital Resources

General

Cash, cash equivalents and short-term investments totaled $276.5 million as of November 24, 2018, an increase of $6.0 million from August 25, 2018 when the amount totaled $270.5 million, which includes $45.3 million in cash outside the United States. Our working capital was $632.7 million as of November 24, 2018 compared to $586.3 million as of August 25, 2018. We generated $32.3 million and $230.1 million in cash from operating activities in the thirteen weeks ended November 24, 2018 and the full fiscal year ended August 25, 2018, respectively. We believe that our current cash, cash equivalents and short-term investments balances, our cash generated from future operations and amounts available under our Credit Agreement (defined below) will be sufficient to meet our current anticipated working capital and capital expenditure requirements for at least the next 12 months.

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

Sources and uses of cash flows for the thirteen weeks ended November 24, 2018 and November 25, 2017, respectively, are summarized as follows:

Thirteen weeks ended (In thousands, except percentages)	November 24, 2018	November 25, 2017	Percent Change

Net cash provided by operating activities	$32,257	$47,627	(32.3)%
Net cash used in investing activities	(23,162)	(21,386)	8.3%
Net cash used in financing activities	(2,210)	(981)	125.3%
Effect of exchange rate changes	$(861)	$(976)	(11.8)%
Net increase in cash, cash equivalents and short-term investments	$6,024	$24,284	(75.2)%

Cash Provided by Operating Activities

The decrease in cash provided by operating activities was due primarily to the one-time bonus paid to our employees during the first quarter of fiscal 2019, increased merchandise placed in service, and an increase in our sales tax receivables. This decrease was partially offset by cash received of $3.0 million from the settlement of environmental litigation in the first quarter of fiscal 2019.

Cash Used in Investing Activities

The increase in cash used in investing activities was due primarily to an increase in capital expenditures partially offset by a decrease in cash outflows related to business acquisitions.

Cash Used in Financing Activities

The increase in cash used in financing activities was due primarily to an increase in the amount of cash dividends paid as a result of the increase in quarterly dividends paid beginning in the third quarter of fiscal 2018.

Long-Term Debt and Borrowing Capacity

We have a $250 million unsecured revolving credit agreement (the “Credit Agreement”) with a syndicate of banks, which matures on April 11, 2021. Under the Credit Agreement, we are able to borrow funds at variable interest rates based on, at our election, the Eurodollar rate or a base rate, plus in each case a spread based on our consolidated funded debt ratio. Availability of credit requires compliance with certain financial and other covenants, including a maximum consolidated funded debt ratio and minimum consolidated interest coverage ratio as defined in the Credit Agreement. We test our compliance with these financial covenants on a fiscal quarterly basis. As of November 24, 2018, the interest rates applicable to our borrowings under the Credit Agreement would be calculated as LIBOR plus 75 basis points at the time of the respective borrowing. As of November 24, 2018, we had no outstanding borrowings and had outstanding letters of credit amounting to $71.4 million, leaving $178.6 million available for borrowing under the Credit Agreement.

As of November 24, 2018, we were in compliance with all covenants under the Credit Agreement.

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

As of November 24, 2018, we had forward contracts with a notional value of approximately 13.4 million CAD outstanding and recorded the fair value of the contracts of $0.2 million in other long-term assets and $0.1 million in prepaid expenses and other current assets with a corresponding decrease in accumulated other comprehensive loss of $0.2 million, which was recorded net of tax. During the thirteen weeks ended November 24, 2018, we reclassified a nominal amount from accumulated other comprehensive loss to revenue, related to the derivative financial instruments. The gain on these forward contracts that resulted in a decrease to accumulated other comprehensive loss as of November 24, 2018 is expected to be reclassified to revenues prior to its maturity on February 25, 2022.

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

Under environmental laws, an owner or lessee of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances located on, or in, or emanating from such property, as well as related costs of investigation and property damage. Such laws often impose liability without regard to whether the owner or lessee knew of, or was responsible for, the presence of such hazardous or toxic substances. There can be no assurances that acquired or leased locations have been operated in compliance with environmental laws and regulations or that future uses or conditions will not result in the imposition of liability upon our Company under such laws or expose our Company to third party actions such as tort suits. We continue to address environmental conditions under terms of consent orders negotiated with the applicable environmental authorities or otherwise with respect to sites located in or related to Woburn, Massachusetts, Somerville, Massachusetts, Springfield, Massachusetts, Uvalde, Texas, Stockton, California, two sites related to former operations in Williamstown, Vermont, as well as sites located in Goldsboro, North Carolina and Wilmington, North Carolina.

We have accrued certain costs related to the sites described above as it has been determined that the costs are probable and can be reasonably estimated. We have potential exposure related to a parcel of land (the “Central Area”) related to the Woburn, Massachusetts site mentioned above. Currently, the consent decree for the Woburn site does not define or require any remediation work in the Central Area. The United States Environmental Protection Agency (the “EPA”) has provided us and other signatories to the consent decree with comments on the design and implementation of groundwater and soil remedies at the Woburn site and investigation of environmental conditions in the Central Area. We, and other signatories, have implemented and proposed to do additional work at the Woburn site but many of the EPA’s comments remain to be resolved. We have accrued costs to perform certain work responsive to EPA’s comments. We have implemented mitigation measures and continue to monitor environmental conditions at the Somerville, Massachusetts site. In addition, we have received demands from the local transit authority for reimbursement of certain costs associated with its construction of a new municipal transit station in the area of the Somerville site. This station is part of the extension of the transit system. We have reserved for costs in connection with this matter; however, in light of the uncertainties associated with this matter, these costs and the related reserve may change. We have also received notice that the Massachusetts Department of Environmental Protection is conducting an audit of the Company’s investigation and remediation work with respect to the Somerville site.

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

There is usually a range of reasonable estimates of the costs associated with each site. In accordance with U.S. GAAP, our accruals reflect the amount within the range that we believe is the best estimate or the low end of a range of estimates if no point within the range is a better estimate. Where we believe that both the amount of a particular liability and the timing of the payments are reliably determinable, we adjust the cost in current dollars using a rate of 3% for inflation until the time of expected payment and discount the cost to present value using current risk-free interest rates. As of November 24, 2018, the risk-free interest rates we utilized ranged from 3.1% to 3.3%.

For environmental liabilities that have been discounted, we include interest accretion, based on the effective interest method, in selling and administrative expenses on the Consolidated Statements of Income. The changes to the amounts of our environmental liabilities for the thirteen weeks ended November 24, 2018 were as follows (in thousands):

November 24, 2018
Beginning balance as of August 25, 2018	$25,486
Costs incurred for which reserves had been provided	(195)
Insurance proceeds	40
Interest accretion	189
Change in discount rates	(699)

Balance as of November 24, 2018	$24,821

Anticipated payments and insurance proceeds relating to currently identified environmental remediation liabilities as of November 24, 2018, for the next five fiscal years and thereafter, as measured in current dollars, are reflected below.

(In thousands)	2019	2020	2021	2022	2023	Thereafter	Total
Estimated costs – current dollars	$9,299	$2,122	$1,635	$1,272	$1,175	$12,137	$27,640

Estimated insurance proceeds	(133)	(159)	(173)	(159)	(173)	(830)	(1,627)

Net anticipated costs	$9,166	$1,963	$1,462	$1,113	$1,002	$11,307	$26,013

Effect of inflation							7,477
Effect of discounting							(8,669)

Balance as of November 24, 2018							$24,821

Estimated insurance proceeds are primarily received from an annuity received as part of our legal settlement with an insurance company. Annual proceeds of approximately $0.3 million are deposited into an escrow account which funds remediation and monitoring costs for two sites related to our former operations in Williamstown, Vermont. Annual proceeds received but not expended in the current year accumulate in this account and may be used in future years for costs related to this site through the year 2027. As of November 24, 2018, the balance in this escrow account, which is held in a trust and is not recorded in our Consolidated Balance Sheet, was approximately $3.8 million. Also included in estimated insurance proceeds are amounts we are entitled to receive pursuant to legal settlements as reimbursements from three insurance companies for estimated costs at the site in Uvalde, Texas.

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

Off-Balance Sheet Arrangements

As of November 24, 2018, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Securities and Exchange Commission Regulation S-K.

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

Contractual Obligations and Other Commercial Commitments

As of November 24, 2018, there were no material changes in our contractual obligations that were disclosed in our Annual Report on Form 10-K for the year ended August 25, 2018.

Recent Accounting Pronouncements

See Note 2, “Recent Accounting Pronouncements” to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for more information on recently implemented and issued accounting standards.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

We have determined that all of our foreign subsidiaries operate primarily in local currencies that represent the functional currencies of such subsidiaries. All assets and liabilities of our foreign subsidiaries are translated into U.S. dollars using the exchange rate prevailing at the balance sheet date. The effect of exchange rate fluctuations on the translation of assets and liabilities are recorded as a component of shareholders’ equity. Revenues and expenses are translated at the average exchange rates in effect during each month of the fiscal year. As such, our financial condition and operating results are affected by fluctuations in the value of the U.S. dollar as compared to currencies in foreign countries. Revenues denominated in currencies other than the U.S. dollar represented approximately 7.9% of total consolidated revenues for the thirteen weeks ended November 24, 2018, and total assets denominated in currencies other than the U.S. dollar represented approximately 7.4% and 8.0% of total consolidated assets as of November 24, 2018 and August 25, 2018, respectively. If exchange rates had increased or decreased by 10% from the actual rates in effect during the thirteen weeks ended November 24, 2018, our revenues would have increased or decreased by approximately $3.4 million and total assets as of November 24, 2018 would have increased or decreased by approximately $14.0 million.

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

As of November 24, 2018, we had forward contracts with a notional value of approximately 13.4 million CAD outstanding and recorded the fair value of the contracts of $0.2 million in other long-term assets and $0.1 million in prepaid expenses and other current assets with a corresponding decrease in accumulated other comprehensive loss of $0.2 million, which was recorded net of tax. During the thirteen weeks ended November 24, 2018, we reclassified a nominal amount from accumulated other comprehensive loss to revenue, related to the derivative financial instruments. The gain on these forward contracts that resulted in a decrease to accumulated other comprehensive loss as of November 24, 2018 is expected to be reclassified to revenues prior to its maturity on February 25, 2022.

Other than the forward contracts, discussed above, we do not operate a hedging program to mitigate the effect of a significant change in the value of our foreign subsidiaries functional currencies, which include the Canadian dollar, euro, British pound, Mexican peso and Nicaraguan cordoba, as compared to the U.S. dollar. Any losses or gains resulting from unhedged foreign currency transactions, including exchange rate fluctuations on intercompany accounts are reported as transaction losses (gains) in our other (income) expense. The intercompany payables and receivables are denominated in Canadian dollars, euros, British pounds, Mexican pesos and Nicaraguan cordobas. During the thirteen weeks ended November 24, 2018, transaction losses included in other (income) expense, net were approximately $0.2 million. If exchange rates had increased or decreased by 10% during the thirteen weeks ended November 24, 2018, we would have recognized exchange gains or losses of approximately $1.1 million.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of fiscal year 2019 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are subject to legal proceedings and claims arising from the current conduct of our business operations, including personal injury, customer contract, employment claims and environmental matters as described in our Consolidated Financial Statements. We maintain insurance coverage providing indemnification against many of such claims, and we do not expect that we will sustain any material loss as a result thereof. Refer to Note 12, “Commitments and Contingencies,” to the Consolidated Financial Statements, as well as Item 1A. Risk Factors below, for further discussion.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended August 25, 2018, which could materially affect our business, financial condition, and future results. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and operating results. Except to the extent previously updated or to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors (including, without limitation, the matters discussed in Part I, “Item 2-Management's Discussion and Analysis of Financial Condition and Results of Operations”), there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended August 25, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

*	10.1 Form of Restricted Stock Unit Award Agreement under the UniFirst Corporation 2010 Stock Option and Incentive Plan (with respect to performance-based restricted stock unit awards)

*	31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

*	31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

**	32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**	32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
101 The following materials from UniFirst Corporation’s Quarterly Report on Form 10-Q for the quarter ended November 24, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Shareholder's Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UniFirst Corporation

January 3, 2019	By:	/s/ Steven S. Sintros Steven S. Sintros President and Chief Executive Officer

January 3, 2019	By:	/s/ Shane O’Connor Shane O’Connor Senior Vice President and Chief Financial Officer