Form 10-Q
period 2019-02-23
UNIFIRST CORP
filed 2019-04-04
CIK 717954

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 23, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller Reporting Company	☐

Emerging Growth Company	☐

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

The number of outstanding shares of UniFirst Corporation Common Stock and Class B Common Stock at March 29, 2019 were 15,352,793 and 3,710,009, respectively.

UniFirst Corporation

Quarterly Report on Form 10-Q

For the Quarter ended February 23, 2019

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Statements of Income

UniFirst Corporation and Subsidiaries

(Unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
(In thousands, except per share data)	February 23, 2019	February 24, 2018	February 23, 2019	February 24, 2018
Revenues	$437,485	$419,264	$876,035	$835,042
Operating expenses:
Cost of revenues (1)	281,672	265,400	558,721	519,050
Selling and administrative expenses (1)	68,321	88,648	154,280	176,158
Depreciation and amortization	25,046	23,264	50,162	45,971

Total operating expenses	375,039	377,312	763,163	741,179

Operating income	62,446	41,952	112,872	93,863

Other (income) expense:
Interest income, net	(2,009)	(1,430)	(3,714)	(2,706)
Other expense (income), net	1,060	(186)	1,232	(32)

Total other income, net	(949)	(1,616)	(2,482)	(2,738)

Income before income taxes	63,395	43,568	115,354	96,601
Provision (benefit) for income taxes	15,789	(14,810)	29,428	4,017

Net income	$47,606	$58,378	$85,926	$92,584

Income per share – Basic:
Common Stock	$2.59	$3.02	$4.67	$4.79
Class B Common Stock	$2.07	$2.42	$3.74	$3.83
Income per share – Diluted:
Common Stock	$2.48	$2.85	$4.46	$4.53
Income allocated to – Basic:
Common Stock	$39,923	$46,744	$72,061	$74,126
Class B Common Stock	$7,683	$11,634	$13,865	$18,458
Income allocated to – Diluted:
Common Stock	$47,606	$58,378	$85,926	$92,584
Weighted average number of shares outstanding – Basic:
Common Stock	15,428	15,481	15,430	15,471
Class B Common Stock	3,710	4,816	3,710	4,816
Weighted average number of shares outstanding – Diluted:
Common Stock	19,232	20,463	19,258	20,434

(1)	Exclusive of depreciation on the Company’s property, plant and equipment and amortization on its intangible assets.

The accompanying notes are an integral part of these

Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income

UniFirst Corporation and Subsidiaries

(Unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
(In thousands)	February 23, 2019	February 24, 2018	February 23, 2019	February 24, 2018
Net income	$47,606	$58,378	$85,926	$92,584
Other comprehensive income (loss):
Foreign currency translation adjustments	1,418	1,250	(864)	(763)
Pension benefit liabilities	—	(1,192)	—	(1,192)
Change in fair value of derivatives, net of income taxes	(39)	(23)	93	59
Derivative financial instruments reclassified to earnings	(32)	10	(76)	14

Other comprehensive income (loss)	1,347	45	(847)	(1,882)

Comprehensive income	$48,953	$58,423	$85,079	$90,702

The accompanying notes are an integral part of these

Consolidated Financial Statements.

Consolidated Balance Sheets

UniFirst Corporation and Subsidiaries

(Unaudited)

(In thousands, except share and par value data)	February 23, 2019	August 25, 2018
Assets
Current assets:
Cash, cash equivalents and short-term investments	$335,322	$270,512
Receivables, less reserves of $12,328 and $9,237	203,163	200,797
Inventories	95,706	90,176
Rental merchandise in service	179,134	174,392
Prepaid taxes	576	27,024
Prepaid expenses and other current assets	35,195	21,899

Total current assets	849,096	784,800
Property, plant and equipment, net of accumulated depreciation of $751,928 and $721,527	554,187	547,996
Goodwill	397,336	397,422
Customer contracts, net	61,510	67,318
Other intangible assets, net	16,097	15,166
Deferred income taxes	433	425
Other assets	75,447	30,259

Total assets	$1,954,106	$1,843,386

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$69,596	$73,500
Accrued liabilities	108,574	124,225
Accrued taxes	2,012	736

Total current liabilities	180,182	198,461
Accrued liabilities	105,446	105,888
Accrued and deferred income taxes	87,688	74,070

Total liabilities	373,316	378,419

Commitments and contingencies (Note 12)
Shareholders’ equity:
Preferred Stock, $1.00 par value; 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $0.10 par value; 30,000,000 shares authorized; 15,399,871 and 15,431,209 shares issued and outstanding as of February 23, 2019 and August 25, 2018, respectively	1,540	1,543
Class B Common Stock, $0.10 par value; 20,000,000 shares authorized; 3,710,009 shares issued and outstanding as of February 23, 2019 and August 25, 2018	371	371
Capital surplus	84,454	82,973
Retained earnings	1,520,431	1,405,239
Accumulated other comprehensive loss	(26,006)	(25,159)

Total shareholders’ equity	1,580,790	1,464,967

Total liabilities and shareholders’ equity	$1,954,106	$1,843,386

The accompanying notes are an integral part of these

Consolidated Financial Statements

Consolidated Statements of Shareholders’ Equity

UniFirst Corporation and Subsidiaries

(In thousands)	Common Shares	Class B Common Shares	Common Stock	Class B Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance, August 25, 2018	15,431	3,710	$1,543	$371	$82,973	$1,405,239	$(25,159)	$1,464,967
Net income	—	—	—	—	—	38,320	—	38,320
Change in fair value of derivatives	—	—	—	—	—	—	88	88
Foreign currency translation	—	—	—	—	—	—	(2,282)	(2,282)
Dividends declared Common Stock ($0.1125 per share)	—	—	—	—	—	(1,736)	—	(1,736)
Dividends declared Class B Common Stock ($0.0900 per share)	—	—	—	—	—	(334)	—	(334)
Share-based compensation, net (2)	—	—	—	—	1,042	—	—	1,042
Share-based awards exercised, net (1)	2	—	—	—	—	—	—	—
Cumulative effect of change in accounting principle, net (3)	—	—	—	—	—	39,433	—	39,433

Balance, November 24, 2018	15,433	3,710	$1,543	$371	$84,015	$1,480,922	$(27,353)	$1,539,498

Net income	—	—	$—	$—	$—	$47,606	$—	$47,606
Change in fair value of derivatives	—	—	—	—	—	—	(71)	(71)
Foreign currency translation	—	—	—	—	—	—	1,418	1,418
Dividends declared Common Stock ($0.1125 per share)	—	—	—	—	—	(1,732)	—	(1,732)
Dividends declared Class B Common Stock ($0.0900 per share)	—	—	—	—	—	(334)	—	(334)
Share-based compensation, net (2)	—	—	—	—	659	—	—	659
Share-based awards exercised, net (1)	12	—	1	—	25	—	—	26
Repurchase of Common Stock	(45)	—	(4)	—	(245)	(6,031)	—	(6,280)

Balance, February 23, 2019	15,400	3,710	$1,540	$371	$84,454	$1,520,431	$(26,006)	$1,580,790

Consolidated Statements of Shareholders’ Equity (Continued)

UniFirst Corporation and Subsidiaries

(In thousands)	Common Shares	Class B Common Shares	Common Stock	Class B Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance, August 26, 2017	15,453	4,815	$1,545	$482	$86,245	$1,386,438	$(21,518)	$1,453,192
Net income	—	—	—	—	—	34,206	—	34,206
Change in fair value of derivatives	—	—	—	—	—	—	86	86
Foreign currency translation	—	—	—	—	—	—	(2,013)	(2,013)
Dividends declared Common Stock ($0.0375 per share)	—	—	—	—	—	(582)	—	(582)
Dividends declared Class B Common Stock ($0.0300 per share)	—	—	—	—	—	(144)	—	(144)
Share-based compensation, net (2)	—	—	—	—	1,334	(738)	—	596
Share-based awards exercised, net (1)	16	—	2	—	265	—	—	267

Balance, November 25, 2017	15,469	4,815	$1,547	$482	$87,844	$1,419,180	$(23,445)	$1,485,608

Net income	—	—	$—	$—	$—	$58,378	$—	$58,378
Pension benefit liabilities, net (4)	—	—	—	—	—	1,192	(1,192)	—
Change in fair value of derivatives	—	—	—	—	—	—	(13)	(13)
Foreign currency translation	—	—	—	—	—	—	1,250	1,250
Dividends declared Common Stock ($0.0375 per share)	—	—	—	—	—	(580)	—	(580)
Dividends declared Class B Common Stock ($0.0300 per share)	—	—	—	—	—	(140)	—	(140)
Share-based compensation, net (2)	—	—	—	—	(265)	—	—	(265)
Share-based awards exercised, net (1)	23	—	2		161	—	—	163

Balance, February 24, 2018	15,492	4,815	$1,549	$482	$87,740	$1,478,030	$(23,400)	$1,544,401

(1)	These amounts are shown net of the effect of income taxes.
(2)

These amounts are shown net of any shares withheld by the Company to satisfy certain tax withholdings obligations in connection with the vesting of certain shares of restricted stock or restricted stock units.

(3)

These amounts consist of the cumulative impact of the adoption of the new revenue recognition accounting guidance. See Note 2, “Recent Accounting Pronouncements” in the Company’s Consolidated Financial Statements.

(4)

These amounts include the impact of the adoption of ASU 2018-02 in the second quarter of fiscal 2018. See Note 15, “Accumulated Other Comprehensive Loss” in our Consolidated Financial Statements for further details.

The accompanying notes are an integral part of these

Consolidated Financial Statements.

Consolidated Statements of Cash Flows

UniFirst Corporation and Subsidiaries

(Unaudited)

Twenty-six weeks ended (In thousands)	February 23, 2019	February 24, 2018
Cash flows from operating activities:
Net income	$85,926	$92,584
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	50,162	45,971
Amortization of deferred financing costs	56	56
Forgiveness of a liability	(7,346)	—
Share-based compensation	2,796	2,417
Accretion on environmental contingencies	377	346
Accretion on asset retirement obligations	441	470
Deferred income taxes	364	(20,613)
Other	(810)	(135)
Changes in assets and liabilities, net of acquisitions:
Receivables, less reserves	(2,502)	(6,931)
Inventories	(5,589)	(5,296)
Rental merchandise in service	(4,862)	(69)
Prepaid expenses and other current assets and Other assets	(3,616)	(7,067)
Accounts payable	(5,268)	(5,395)
Accrued liabilities	(7,711)	39
Prepaid and accrued income taxes	26,243	22,535

Net cash provided by operating activities	128,661	118,912

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(67)	(21,729)
Capital expenditures, including capitalization of software costs	(52,152)	(56,653)
Proceeds from sale of assets	178	1,164
Other	15	(200)

Net cash used in investing activities	(52,026)	(77,418)

Cash flows from financing activities:
Proceeds from exercise of share-based awards	27	430
Taxes withheld and paid related to net share settlement of equity awards	(1,095)	(2,094)
Repurchase of Common Stock	(6,281)	—
Payment of cash dividends	(4,140)	(1,447)

Net cash used in financing activities	(11,489)	(3,111)

Effect of exchange rate changes	(336)	(444)

Net increase in cash, cash equivalents and short-term investments	64,810	37,939
Cash, cash equivalents and short-term investments at beginning of period	270,512	349,752

Cash, cash equivalents and short-term investments at end of period	$335,322	$387,691

Supplemental disclosure of cash flow information:
Non-cash capital expenditures	$10,141	$10,087

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

Certain prior year amounts have been reclassified to conform to current year presentation. The Company has reclassified $11.6 million of software from property, plant, and equipment, net to intangible assets as of August 25, 2018. This reclassification did not impact current or historical net income or shareholder’s equity.

2. Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued updated accounting guidance for revenue recognition, which it has subsequently modified. This modified update provides a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. The standard includes cost guidance, whereby all direct and incremental costs to obtain or fulfill a contract will be capitalized and amortized over the corresponding period of benefit, determined on a contract by contract basis. This guidance is also intended to improve disclosure requirements and enhance the comparability of revenue recognition practices. Improved disclosures under the amended guidance relate to the nature, amount, timing and uncertainty of revenue that is recognized from contracts with customers. The Company adopted the standard on August 26, 2018 using the modified retrospective adoption method. Upon adoption of this guidance, the Company recorded an adjustment to the opening balance of retained earnings as of August 26, 2018. The adoption of the standard did not have any material impact to the timing or measurement of revenues. The adjustment to retained earnings relates to the capitalization of certain direct and incremental contract costs required by the new guidance, net of the related income tax effect. Capitalized costs are amortized ratably over the anticipated period of benefit. The Company applied the new guidance to all contracts as of August 26, 2018. Results for reporting periods beginning after August 25, 2018 are presented under the new guidance, while comparative prior period amounts have not been restated and continue to be presented under accounting standards in effect in those periods.

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

UniFirst Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The cumulative effect of applying the new guidance was recorded as an adjustment to retained earnings as of the adoption date. As a result of applying the modified retrospective method to adopt the new revenue guidance, the adjustments set forth in the table below were made to accounts on the consolidated balance sheet as of August 26, 2018:

Consolidated Balance Sheet (In thousands)	August 25, 2018	Capitalization of Contract Costs	August 26, 2018
Assets
Prepaid expenses and other current assets	$21,899	$10,789	$32,688
Total current assets	784,800	10,789	795,589
Other assets	30,259	42,405	72,664
Total assets	$1,843,386	$53,194	$1,896,580
Liabilities and shareholders’ equity
Accrued and deferred income taxes	$74,070	$13,761	$87,831
Total liabilities	378,419	13,761	392,180
Retained earnings	1,405,239	39,433	1,444,672
Total shareholders’ equity	1,464,967	39,433	1,504,400
Total liabilities and shareholders’ equity	$1,843,386	$53,194	$1,896,580

The impacts of adopting this standard on the thirteen and twenty-six weeks ended February 23, 2019 Consolidated Financial Statements are presented in the following tables:

	Thirteen weeks ended February 23, 2019
Consolidated Statement of Income (In thousands, except per share data)	As Reported	Under Historical Guidance	Impact of Adopting New Revenue Standard
Operating expenses:
Selling and administrative expenses	$68,321	$69,630	$(1,309)
Total operating expenses	375,039	376,348	(1,309)
Operating income	62,446	61,137	1,309
Income before income taxes	63,395	62,086	1,309
Provision for income taxes	15,789	15,463	326
Net income	$47,606	$46,623	$983
Income per share – Diluted:	$2.48	$2.43	$0.05

UniFirst Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

	Twenty-six weeks ended February 23, 2019
Consolidated Statement of Income (In thousands, except per share data)	As Reported	Under Historical Guidance	Impact of Adopting New Revenue Standard
Operating expenses:
Selling and administrative expenses	$154,280	$156,505	$(2,225)
Total operating expenses	763,163	765,388	(2,225)
Operating income	112,872	110,647	2,225
Income before income taxes	115,354	113,129	2,225
Provision for income taxes	29,428	28,861	567
Net income	$85,926	$84,268	$1,658
Income per share – Diluted:	$4.46	$4.37	$0.09

	Balance at February 23, 2019
Consolidated Balance Sheet (In thousands)	As Reported	Under Historical Guidance	Impact of Adopting New Revenue Standard
Assets
Prepaid expenses and other current assets	$35,195	$24,406	$10,789
Total current assets	849,096	838,307	10,789
Other assets	75,447	30,817	44,630
Total assets	$1,954,106	$1,898,687	$55,419
Liabilities and shareholders’ equity
Accrued and deferred income taxes	$87,688	$73,360	$14,328
Total liabilities	373,316	358,988	14,328
Retained earnings	1,520,431	1,479,340	41,091
Total shareholders’ equity	1,580,790	1,539,699	41,091
Total liabilities and shareholders’ equity	$1,954,106	$1,898,687	$55,419

The adoption of this standard had no impact on the Company’s twenty-six weeks ended February 23, 2019 operating cash flow, and the only impact of the adoption on its fiscal 2019 consolidated statement of comprehensive income was the impact to net income as presented in the tables above.

In January 2016, the FASB issued updated guidance for the recognition, measurement, presentation, and disclosure of certain financial assets and liabilities. This guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted. Accordingly, the Company adopted this standard on August 26, 2018. The adoption of this guidance did not have a material impact on the Company’s financial statements.

UniFirst Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

In February 2016, the FASB issued updated guidance which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new guidance requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. This new guidance is effective for reporting periods beginning after December 15, 2018, however, early adoption is permitted. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in their financial statements. The Company will adopt the new guidance on September 1, 2019. At August 25, 2018, the Company was contractually obligated to make future payments of $47.1 million under its operating lease obligations in existence as of that date, primarily related to long-term leases. The Company is evaluating the impact that this guidance will have on its financial statements. While the Company is in the early stages of its implementation process of this guidance, and has not yet determined its impact on its consolidated balance sheet or consolidated statement of income, these leases would be required to be presented on the consolidated balance sheet in accordance with the requirements of this guidance.

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

In June 2016, the FASB issued updated guidance that introduces a new forward-looking approach, based on expected losses, to estimate credit losses on certain types of financial instruments including trade receivables. The estimate of expected credit losses will require entities to incorporate historical information, current information and reasonable and supportable forecasts. This guidance also expands the disclosure requirements to enable users of financial statements to understand the entity’s assumptions, models and methods for estimating expected credit losses. This guidance is effective for annual reporting periods, and any interim periods within those annual periods, that begin after December 15, 2019 with early adoption permitted. Accordingly, the guidance will be effective for the Company on August 30, 2020. The Company is currently evaluating the impact that this guidance will have on its financial statements and related disclosures.

In October 2016, the FASB issued updated guidance to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. This guidance is effective for annual reporting periods, and any interim periods within those annual periods, that begin after December 15, 2017 and is required to be applied on a modified retrospective basis, with early adoption permitted. Accordingly, the Company adopted this standard on August 26, 2018. The adoption of this guidance did not have a material impact on its financial statements.

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

In August 2018, the FASB issued updated guidance to modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. This guidance will be effective for annual reporting periods, and any interim periods within those annual periods, ending after December 15, 2020 and will be required to be applied on a retrospective basis, with early adoption permitted. Accordingly, the standard will be effective for the Company on August 29, 2021. The Company is currently evaluating the impact that this guidance will have on its financial statements and related disclosures.

In August 2018, the FASB issued guidance that addresses customer’s accounting for implementation costs incurred in a cloud computing arrangement that is a service contract and also adds certain disclosure requirements related to implementation costs incurred for internal-use software and cloud computing arrangements. This guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). This guidance is effective for annual reporting periods, and any interim periods within those annual periods,

UniFirst Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

that begin after December 15, 2019 with early adoption permitted. The amendments in this update can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. Accordingly, the guidance will be effective for the Company on August 30, 2020. The Company is currently evaluating the impact that this guidance will have on its financial statements and related disclosures.

3. Revenue Recognition

The following table presents the Company’s revenues for the thirteen and twenty-six weeks ended February 23, 2019 and February 24, 2018, respectively, disaggregated by service type:

	Thirteen weeks ended				Twenty-six weeks ended
	February 23, 2019		February 24, 2018		February 23, 2019		February 24, 2018
(In thousands, except percentages)	Revenues	% of Revenues	Revenues	% of Revenues	Revenues	% of Revenues	Revenues	% of Revenues
Core Laundry Operations	$394,408	90.2%	$378,955	90.4%	$784,885	89.6%	$752,751	90.2%
Specialty Garments	29,745	6.8%	27,009	6.4%	64,193	7.3%	55,436	6.6%
First Aid	13,332	3.0%	13,300	3.2%	26,957	3.1%	26,855	3.2%

Total Revenues	$437,485	100.0%	$419,264	100.0%	$876,035	100.0%	$835,042	100.0%

For the thirteen weeks ended February 23, 2019, the percentage of revenues recognized over time as the services are performed was 95.3% of Core Laundry Operations revenues and 82.2% of Specialty Garments revenues. For the twenty-six weeks ended February 23, 2019, the percentage of revenues recognized over time as the services are performed was 95.3% of Core Laundry Operations revenues and 83.1% of Specialty Garments revenues. See Note 16 “Segment Reporting” for additional details of segment definitions. During the thirteen weeks ended February 23, 2019, 4.7% of Core Laundry Operations revenues, 17.8% of Specialty Garments revenues and 100% of First Aid revenues were recognized at a point in time, which generally occurs when the goods are transferred to the customer. During the twenty-six weeks ended February 23, 2019, 4.7% of Core Laundry Operations revenues, 16.9% of Specialty Garments revenues and 100% of First Aid revenues were recognized at a point in time, which generally occurs when the goods are transferred to the customer.

Revenue Recognition Policy

Approximately 91.0% of the Company’s revenues are derived from fees for route servicing of Core Laundry Operations, Specialty Garments, and First Aid performed by the Company’s employees at the customer’s location of business. Revenues from the Company’s route servicing customer contracts represent a single-performance obligation. The Company recognizes these revenues over time as services are performed based on the nature of services provided and contractual rates (input method). Certain of the Company’s customer contracts, primarily within the Company’s Core Laundry Operations, include pricing terms and conditions that include components of variable consideration. The variable consideration is typically in the form of consideration due to a customer based on performance metrics specified within the contract. Specifically, some contracts contain discounts or rebates that the customer can earn through the achievement of specified volume levels. Each component of variable consideration is earned based on the Company’s actual performance during the measurement period specified within the contract. To determine the transaction price, the Company estimates the variable consideration using the most likely amount method, based on the specific contract provisions and known performance results during the relevant measurement period. When determining if variable consideration should be constrained, the Company considers whether factors outside its control could result in a significant reversal of revenue. In making these assessments, the Company considers the likelihood and magnitude of a potential reversal. The Company’s performance period generally corresponds with the monthly invoice period. No significant constraints on the Company’s revenue recognition were applied during the thirteen and twenty-six weeks ended February 23, 2019. The Company reassesses these estimates during each reporting period. The Company maintains a liability for these discounts and rebates within accrued liabilities on the consolidated balance sheets. Variable consideration also includes consideration paid to a customer at the beginning of a contract. The Company capitalizes this consideration and amortizes it over the life of the contract as a reduction to revenue in accordance with the updated accounting guidance for revenue recognition. These assets are included in other assets on the consolidated balance sheets.

UniFirst Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Costs to Obtain a Contract

The Company defers commission expenses paid to its employee-partners when the commissions are deemed to be incremental for obtaining the route servicing customer contract. The deferred commissions are amortized on a straight-line basis over the expected period of benefit. The Company reviews the deferred commission balances for impairment on an ongoing basis. Deferred commissions are classified as current or noncurrent based on the timing of when the Company expects to recognize the expense. The current portion is included in prepaid expenses and other current assets and the non-current portion is included in other assets on the Company’s consolidated balance sheets. As of February 23, 2019, the current and non-current assets related to deferred commissions totaled $10.8 million and $44.6 million, respectively. During the thirteen and twenty-six weeks ended February 23, 2019, the Company recorded $2.9 million and $5.7 million, respectively, of amortization expense related to deferred commissions. This expense is classified in selling and administrative expenses on the consolidated statements of income.

4. Business Acquisitions

During the twenty-six weeks ended February 23, 2019, the Company completed one business acquisition with an aggregate purchase price of approximately $0.1 million. The initial allocation of the purchase price is incomplete with respect to certain assets acquired. The results of operations of this acquisition have been included in the Company’s consolidated financial results since its acquisition date. This acquisition was not significant in relation to the Company’s consolidated financial results and, therefore, pro-forma financial information has not been presented.

5. Fair Value Measurements

The assets or liabilities measured at fair value on a recurring basis are summarized in the tables below (in thousands):

	As of February 23, 2019
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents	$123,900	$—	$—	$123,900
Pension plan assets	—	5,907	—	5,907
Foreign currency forward contracts	—	148	—	148

Total assets at fair value	$123,900	$6,055	$—	$129,955

	As of August 25, 2018
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents	$103,190	$—	$—	$103,190
Pension plan assets	—	6,325	—	6,325
Foreign currency forward contracts	—	127	—	127

Total assets at fair value	$103,190	$6,452	$—	$109,642

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

UniFirst Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The Company’s foreign currency forward contracts represent contracts the Company has entered into to exchange Canadian dollars for U.S. dollars at fixed exchange rates in order to manage its exposure related to certain forecasted Canadian dollar denominated sales of one of its subsidiaries. These contracts are included in prepaid expenses and other current assets and other long-term assets as of February 23, 2019 and August 25, 2018. The fair value of the forward contracts is based on similar exchange traded derivatives and are, therefore, included within Level 2 of the fair value hierarchy.

6. Derivative Instruments and Hedging Activities

As of February 23, 2019, the Company had forward contracts with a notional value of approximately 12.1 million CAD outstanding and recorded the fair value of the contracts of $0.1 million in other long-term assets and $0.1 million in prepaid expenses and other current assets with a corresponding decrease in accumulated other comprehensive loss of $0.1 million, which was recorded net of tax. During the twenty-six weeks ended February 23, 2019, the Company reclassified $0.1 million from accumulated other comprehensive loss to revenue, related to the derivative financial instruments. The gain on these forward contracts that resulted in a decrease to accumulated other comprehensive loss as of February 23, 2019 is expected to be reclassified to revenues prior to its maturity on February 25, 2022.

7. Employee Benefit Plans

Defined Contribution Retirement Savings Plan

The Company has a defined contribution retirement savings plan with a 401(k) feature for all eligible U.S. and Canadian employees not under collective bargaining agreements. The Company matches a portion of the employee’s contribution and may make an additional contribution at its discretion. Contributions charged to expense under the plan for the thirteen weeks ended February 23, 2019 and February 24, 2018 were $4.3 million and $3.9 million, respectively. Contributions charged to expense under the plan for the twenty-six weeks ended February 23, 2019 and February 24, 2018 were $8.8 million and $8.0 million, respectively.

Pension Plans and Supplemental Executive Retirement Plans

The Company maintains an unfunded Supplemental Executive Retirement Plan for certain eligible employees of the Company and two frozen non-contributory defined benefit pension plans. The amounts charged to expense related to these plans for the thirteen weeks ended February 23, 2019 and February 24, 2018 were $0.5 million and $0.6 million, respectively. The amounts charged to expense related to these plans for the twenty-six weeks ended February 23, 2019 and February 24, 2018 were $1.1 million and $1.3 million, respectively.

8. Income Per Share

The Company calculates income per share by allocating income to its unvested participating securities as part of its income per share calculations. The following table sets forth the computation of basic income per share using the two-class method for amounts attributable to the Company’s shares of Common Stock and Class B Common Stock (in thousands, except per share data):

UniFirst Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

	Thirteen weeks ended		Twenty-six weeks ended
	February 23, 2019	February 24, 2018	February 23, 2019	February 24, 2018
Net income available to shareholders	$47,606	$58,378	$85,926	$92,584

Allocation of net income for Basic:
Common Stock	$39,923	$46,744	$72,061	$74,126
Class B Common Stock	7,683	11,634	13,865	18,458

	$47,606	$58,378	$85,926	$92,584
Weighted average number of shares for Basic:
Common Stock	15,428	15,481	15,430	15,471
Class B Common Stock	3,710	4,816	3,710	4,816

	19,138	20,297	19,140	20,287
Income per share for Basic:
Common Stock	$2.59	$3.02	$4.67	$4.79
Class B Common Stock	$2.07	$2.42	$3.74	$3.83

The Company is required to calculate diluted income per share for Common Stock using the more dilutive of the following two methods:

•	The treasury stock method; or

•	The two-class method assuming a participating security is not exercised or converted.

For the thirteen and twenty-six weeks ended February 23, 2019, the Company’s diluted income per share assumes the conversion of all vested Class B Common Stock into Common Stock and uses the two-class method for its unvested participating shares. The following table sets forth the computation of diluted income per share of Common Stock for the thirteen and twenty-six weeks ended February 23, 2019 (in thousands, except per share data):

	Thirteen weeks ended February 23, 2019			Twenty-six weeks ended February 23, 2019
	Earnings to Common Shareholders	Common Shares	Income Per Share	Earnings to Common Shareholders	Common Shares	Income Per Share
As reported - Basic	$39,923	15,428	$2.59	$72,061	15,430	$4.67
Add: effect of dilutive potential common shares
Share-Based Awards	—	94		—	118
Class B Common Stock	7,683	3,710		13,865	3,710

As reported – Diluted	$47,606	19,232	$2.48	$85,926	19,258	$4.46

Share-based awards that would result in the issuance of 195 shares of Common Stock were excluded from the calculation of diluted income per share for the thirteen weeks ended February 23, 2019 because they were anti-dilutive. Share-based awards that would result in the issuance of 754 shares of Common Stock were excluded from the calculation of diluted income per share for the twenty-six weeks ended February 23, 2019 because they were anti-dilutive.

UniFirst Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

For the thirteen and twenty-six weeks ended February 24, 2018, the Company’s diluted income per share assumes the conversion of all vested Class B Common Stock into Common Stock and uses the two-class method for its unvested participating shares. The following table sets forth the computation of diluted income per share of Common Stock for the thirteen and twenty-six weeks ended February 24, 2018 (in thousands, except per share data):

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

Share-based awards that would result in the issuance of 4,368 shares of Common Stock were excluded from the calculation of diluted income per share for the thirteen weeks ended February 24, 2018 because they were anti-dilutive. Share-based awards that would result in the issuance of 1,001 shares of Common Stock were excluded from the calculation of diluted income per share for the twenty-six weeks ended February 24, 2018 because they were anti-dilutive.

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

The components of inventory as of February 23, 2019 and August 25, 2018 were as follows (in thousands):

	February 23, 2019	August 25, 2018
Raw materials	$17,006	$18,508
Work in process	3,669	3,271
Finished goods	75,031	68,397

Total inventories	$95,706	$90,176

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

UniFirst Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The changes in the carrying amount of goodwill are as follows (in thousands):

Balance as of August 25, 2018	$397,422
Other	(86)

Balance as of February 23, 2019	$397,336

During fiscal 2019, the Company reclassified $11.6 million of software from property, plant and equipment, net to intangible assets. Intangible assets information as of August 25, 2018 has been recast in the table that follows, to reflect this change.

Intangible assets, net in the Company’s accompanying Consolidated Balance Sheets are as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
February 23, 2019
Customer contracts	$220,351	$158,841	$61,510
Software	45,921	32,628	13,293
Other intangible assets	35,027	32,223	2,804

	$301,299	$223,692	$77,607

August 25, 2018
Customer contracts	$220,303	$152,985	$67,318
Software	$41,885	$30,305	$11,580
Other intangible assets	35,030	31,444	3,586

	$297,218	$214,734	$82,484

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

A reconciliation of the Company’s asset retirement liability for the twenty-six weeks ended February 23, 2019 was as follows (in thousands):

February 23, 2019
Beginning balance as of August 25, 2018	$13,668
Accretion expense	441
Effect of exchange rate changes	(61)
Change in estimate	(1,705)

Ending balance as of February 23, 2019	$12,343

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

The Company has accrued certain costs related to the sites described above as it has been determined that the costs are probable and can be reasonably estimated. The Company has potential exposure related to a parcel of land (the “Central Area”) related to the Woburn, Massachusetts site mentioned above. Currently, the consent decree for the Woburn site does not define or require any remediation work in the Central Area. The United States Environmental Protection Agency (the “EPA”) has provided the Company and other signatories to the consent decree with comments on the design and implementation of groundwater and soil remedies at the Woburn site and investigation of environmental conditions in the Central Area. The Company, and other signatories, have implemented and proposed to do additional work at the Woburn site but many of the EPA’s comments remain to be resolved. The Company has accrued costs to perform certain work responsive to EPA’s comments. The Company has implemented mitigation measures and continues to monitor environmental conditions at the Somerville, Massachusetts site. In addition, the Company has received demands from the local transit authority for reimbursement of certain costs associated with its construction of a new municipal transit station in the area of the Somerville site. This station is part of the extension of the transit system. The Company has reserved for costs in connection with this matter; however, in light of the uncertainties associated with this matter, these costs and the related reserve may change. The Company has also received notice that the Massachusetts Department of Environmental Protection is conducting an audit of the Company’s investigation and remediation work with respect to the Somerville site.

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

UniFirst Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

•	The number, financial resources and relative degree of responsibility of other potentially responsible parties (“PRPs”) who may be liable for remediation and monitoring of a specific site; and

•	The typical allocation of costs among PRPs.

There is usually a range of reasonable estimates of the costs associated with each site. In accordance with U.S. GAAP, the Company’s accruals reflect the amount within the range that it believes is the best estimate or the low end of a range of estimates if no point within the range is a better estimate. Where it believes that both the amount of a particular liability and the timing of the payments are reliably determinable, the Company adjusts the cost in current dollars using a rate of 3% for inflation until the time of expected payment and discounts the cost to present value using current risk-free interest rates. As of February 23, 2019, the risk-free interest rates utilized by the Company ranged from 2.7% to 3.0%.

For environmental liabilities that have been discounted, the Company includes interest accretion, based on the effective interest method, in selling and administrative expenses on the Consolidated Statements of Income. The changes to the Company’s environmental liabilities for the twenty-six weeks ended February 23, 2019 were as follows (in thousands):

February 23, 2019
Beginning balance as of August 25, 2018	$25,486
Costs incurred for which reserves had been provided	(456)
Insurance proceeds	87
Interest accretion	377
Change in discount rates	(80)

Balance as of February 23, 2019	$25,414

Anticipated payments and insurance proceeds of currently identified environmental remediation liabilities as of February 23, 2019, for the next five fiscal years and thereafter, as measured in current dollars, are reflected below.

(In thousands)	2019	2020	2021	2022	2023	Thereafter	Total
Estimated costs – current dollars	$9,038	$2,122	$1,635	$1,272	$1,175	$12,137	$27,379
Estimated insurance proceeds	(86)	(159)	(173)	(159)	(173)	(830)	(1,580)

Net anticipated costs	$8,952	$1,963	$1,462	$1,113	$1,002	$11,307	$25,799

Effect of inflation							7,666
Effect of discounting							(8,051)

Balance as of February 23, 2019							$25,414

Estimated insurance proceeds are primarily received from an annuity received as part of a legal settlement with an insurance company. Annual proceeds of approximately $0.3 million are deposited into an escrow account which funds remediation and monitoring costs for two sites related to former operations in Williamstown, Vermont. Annual proceeds received but not expended in the current year accumulate in this account and may be used in future years for costs related to this site through the year 2027. As of February 23, 2019, the balance in this escrow account, which is held in a trust and is not recorded in the Company’s accompanying Consolidated Balance Sheet, was approximately $3.8 million. Also included in estimated insurance proceeds are amounts the Company is entitled to receive pursuant to legal settlements as reimbursements from three insurance companies for estimated costs at the site in Uvalde, Texas.

UniFirst Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

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

During fiscal 2017, the Company recorded a pre-tax non-cash impairment charge of $55.8 million once it was determined that it was not probable that the version of the Customer Relationship Management (“CRM”) system that was being developed would be completed and placed into service. On December 28, 2018, the Company entered into a settlement agreement with its lead contractor for the version of the CRM system with respect to which the Company recorded the impairment charge. As part of the settlement agreement, the Company recorded in the second quarter ended February 23, 2019 a total gain of $21.1 million as a reduction of selling and administrative expenses, which includes the Company’s receipt of a one-time cash payment in the amount of $13.0 million as well as the forgiveness of amounts previously due the contractor. The Company also received hardware and related maintenance service with a fair value of $0.8 million as part of the settlement.

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

The Company’s effective tax rate for the thirteen weeks ended February 23, 2019 was a provision of 24.9% compared to a benefit of (34.0)% for the corresponding period in the prior year. The Company’s effective tax rate for the twenty-six weeks ended February 23, 2019 was 25.5% compared to 4.2% for the corresponding period in the prior year. The increase in the effective tax rates in the thirteen and twenty-six weeks ended February 23, 2019 as compared to the corresponding periods in the prior year was due primarily to the impact of the Tax Cuts and Jobs Act (the “Act”) enacted on December 22, 2017 on the prior periods effective tax rates.

As a result of the Act, U.S. corporations are subject to lower income tax rates. For the twenty-six weeks ended February 23, 2019, the statutory tax rate for the period was 21.0% compared to the applicable blended statutory tax rate of 25.9% for the corresponding period in the prior year.

UniFirst Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

U.S. Tax Reform

The Act, among other matters, reduced the U.S. federal corporate income tax rate from 35.0% to 21.0%, required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and created new taxes on certain foreign sourced earnings.

On December 22, 2017, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”) directing SEC registrants to consider the impact of the U.S. legislation as “provisional” when a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the change in tax law. In accordance with SAB 118, during fiscal 2018 the Company recorded its best estimates based on its interpretation of the U.S. legislation while it continued to accumulate data to finalize the underlying calculations. This resulted in the Company recording a provisional net income tax benefit of $20.1 million for the fiscal year ended August 25, 2018 related to remeasuring its U.S. net deferred tax liabilities at the lower tax rate and the one-time transition tax.

During the thirteen weeks ended February 23, 2019, the Company completed its accounting for the tax effects of enactment of the Act as required by SAB 118. There were no changes from the provisional calculation as recorded through August 25, 2018 to the final calculation.

Deferred tax assets and liabilities

The Company recorded a provisional net reduction of its deferred tax liabilities of $22.6 million for the year ended August 25, 2018 related to the Act, as compared to the Company’s initial provisional net reduction of $22.7 million as of February 24, 2018. The Act resulted in a tax benefit pertaining to the re-measurement of certain U.S. deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21.0%, partially offset by executive compensation deduction disallowances.

Foreign tax effects

The one-time transition tax is based on the Company’s total post-1986 earnings and profits (E&P), which were previously deferred from U.S. income taxes, resulting in an increase in income tax expense of $2.5 million in the fiscal year ended August 25, 2018.

Uncertain tax positions

The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense, which is consistent with the recognition of these items in prior reporting periods. During the thirteen and twenty-six weeks ended February 23, 2019, there were no material changes in the amount of unrecognized tax benefits or the amount accrued for interest and penalties.

All U.S. and Canadian federal income tax statutes have lapsed for filings up to and including fiscal years 2014 and 2011, respectively. With a few exceptions, the Company is no longer subject to state and local income tax examinations for periods prior to fiscal 2014. The Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change significantly in the next 12 months.

14. Long-Term Debt

The Company has a $250 million unsecured revolving credit agreement (the “Credit Agreement”) with a syndicate of banks, which matures on April 11, 2021. Under the Credit Agreement, the Company is able to borrow funds at variable interest rates based on, at the Company’s election, the Eurodollar rate or a base rate, plus in each case a spread based on the Company’s consolidated funded debt ratio. Availability of credit requires compliance with certain financial and other covenants, including a maximum consolidated funded debt ratio and minimum consolidated interest coverage ratio as defined in the Credit Agreement. The Company tests its compliance with these financial covenants on a fiscal quarterly basis. As of February 23, 2019, the interest rates applicable to the Company’s borrowings under the Credit Agreement would be calculated as LIBOR plus 75 basis points at the time of the respective borrowing. As of February 23, 2019, the Company had no outstanding borrowings and had outstanding letters of credit amounting to $71.8 million, leaving $178.2 million available for borrowing under the Credit Agreement.

UniFirst Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of February 23, 2019, the Company was in compliance with all covenants under the Credit Agreement.

15. Accumulated Other Comprehensive Loss

The changes in each component of accumulated other comprehensive loss, net of tax, for the thirteen and twenty-six weeks ended February 23, 2019 and February 24, 2018 were as follows (in thousands):

	Thirteen weeks ended February 23, 2019
	Foreign Currency Translation	Pension- related (1)	Derivative Financial Instruments (1)	Total Accumulated Other Comprehensive (Loss) Income
Balance as of November 24, 2018	$(23,398)	$(4,135)	$180	$(27,353)
Other comprehensive income (loss) before reclassification	1,418	—	(39)	1,379
Amounts reclassified from accumulated other comprehensive loss	—	—	(32)	(32)

Net current period other comprehensive income (loss)	1,418	—	(71)	1,347

Balance as of February 23, 2019	$(21,980)	$(4,135)	$109	$(26,006)

	Twenty-six weeks ended February 23, 2019
	Foreign Currency Translation	Pension- related (1)	Derivative Financial Instruments (1)	Total Accumulated Other Comprehensive Loss
Balance as of August 25, 2018	$(21,116)	$(4,135)	$92	$(25,159)
Other comprehensive (loss) income before reclassification	(864)	—	93	(771)
Amounts reclassified from accumulated other comprehensive loss	—	—	(76)	(76)

Net current period other comprehensive (loss) income	(864)	—	17	(847)

Balance as of February 23, 2019	$(21,980)	$(4,135)	$109	$(26,006)

UniFirst Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

	Thirteen weeks ended February 24, 2018
	Foreign Currency Translation	Pension- related (1)(2)	Derivative Financial Instruments (1)	Total Accumulated Other Comprehensive (Loss) Income
Balance as of November 25, 2018	$(17,945)	$(5,477)	$(23)	$(23,445)
Other comprehensive income (loss) before reclassification	1,250	—	(23)	1,227
Amounts reclassified from accumulated other comprehensive (loss) income	—	(1,192)	10	(1,182)

Net current period other comprehensive income (loss)	1,250	(1,192)	(13)	45

Balance as of February 24, 2018	$(16,695)	$(6,669)	$(36)	$(23,400)

	Twenty-six weeks ended February 24, 2018
	Foreign Currency Translation	Pension- related (1)(2)	Derivative Financial Instruments (1)	Total Accumulated Other Comprehensive Loss
Balance as of August 27, 2016	$(15,932)	$(5,477)	$(109)	$(21,518)
Other comprehensive (loss) income before reclassification	(763)	—	59	(704)
Amounts reclassified from accumulated other comprehensive (loss) income	—	(1,192)	14	(1,178)

Net current period other comprehensive (loss) income	(763)	(1,192)	73	(1,882)

Balance as of February 24, 2018	$(16,695)	$(6,669)	$(36)	$(23,400)

(1)	Amounts are shown net of tax.
(2)	Activity represents the impact of the adoption of ASU 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”.

UniFirst Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Amounts reclassified from accumulated other comprehensive loss, net of tax, for the thirteen and twenty-six weeks ended February 23, 2019 and February 24, 2018 were as follows (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	February 23, 2019	February 24, 2018	February 23, 2019	February 24, 2018
Pension benefit liabilities, net:
Tax effect reclass (a)	$—	$(1,192)	$—	$(1,192)

Total, net of tax	—	(1,192)	—	(1,192)
Derivative financial instruments, net:
Forward contracts (b)	(32)	10	(76)	14

Total, net of tax	(32)	10	(76)	14
Total amounts reclassified, net of tax	$(32)	$(1,182)	$(76)	$(1,178)

(a)	Activity represents the impact of the adoption of ASU 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”.
(b)	Amounts included in revenues in the accompanying Consolidated Statements of Income.

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

UniFirst Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

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

UniFirst Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The Company refers to the U.S. and Canadian Rental and Cleaning, MFG, and Corporate reporting segments combined as its “Core Laundry Operations,” which is included as a subtotal in the following tables (in thousands):

Thirteen weeks ended	U.S. and Canadian Rental and Cleaning	MFG	Net Interco MFG Elim	Corporate	Subtotal Core Laundry Operations	Specialty Garments	First Aid	Total
February 23, 2019
Revenues	$385,511	$60,978	$(60,961)	$8,880	$394,408	$29,745	$13,332	$437,485

Operating income (loss)	$64,619	$20,160	$1,047	$(26,713)	$59,113	$2,235	$1,098	$62,446

Interest income, net	$(1,058)	$—	$—	$(951)	$(2,009)	$—	$—	$(2,009)

Income (loss) before taxes	$65,667	$19,876	$1,046	$(26,502)	$60,087	$2,210	$1,098	$63,395

February 24, 2018
Revenues	$368,386	$59,769	$(59,738)	$10,538	$378,955	$27,009	$13,300	$419,264

Operating income (loss)	$48,516	$21,994	$(2,797)	$(29,629)	$38,084	$2,800	$1,068	$41,952

Interest income, net	$(1,094)	$—	$—	$(336)	$(1,430)	$—	$—	$(1,430)

Income (loss) before taxes	$49,602	$21,974	$(2,797)	$(29,280)	$39,499	$3,001	$1,068	$43,568

Twenty-six weeks ended
February 23, 2019
Revenues	$766,264	$128,524	$(128,472)	$18,569	$784,885	$64,193	$26,957	$876,035

Operating income (loss)	$119,333	$44,892	$(2,700)	$(57,630)	$103,895	$6,705	$2,272	$112,872

Interest income, net	$(2,105)	$—	$—	$(1,609)	$(3,714)	$—	$—	$(3,714)

Income (loss) before taxes	$121,419	$44,716	$(2,701)	$(56,735)	$106,699	$6,383	$2,272	$115,354

February 24, 2018
Revenues	$733,904	$123,714	$(123,657)	$18,790	$752,751	$55,436	$26,855	$835,042

Operating income (loss)	$103,314	$45,981	$(7,534)	$(57,319)	$84,442	$7,277	$2,144	$93,863

Interest income, net	$(2,043)	$—	$—	$(663)	$(2,706)	$—	$—	$(2,706)

Income (loss) before taxes	$105,366	$45,884	$(7,534)	$(56,613)	$87,103	$7,354	$2,144	$96,601

UniFirst Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

17. Shares Repurchased and Dividends

On March 27, 2018, the Company repurchased 1.105 million shares of Class B Common Stock and 0.073 million shares of Common Stock for a combined $146.0 million in a private transaction with the Croatti family at a per share price of $124.00.

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

On January 2, 2019, the Company’s Board of Directors approved a share repurchase program authorizing the Company to repurchase from time to time up to $100.0 million of its outstanding shares of common stock. Repurchases made under the program, if any, will be made in either the open market or in privately negotiated transactions. The timing, manner, price and amount of any repurchases will depend on a variety of factors, including economic and market conditions, the Company stock price, corporate liquidity requirements and priorities, applicable legal requirements and other factors. The share repurchase program will be funded using the Company’s available cash or capacity under its Credit Agreement and may be suspended or discontinued at any time.

During the thirteen and twenty-six weeks ended February 23, 2019, the Company repurchased 45,000 shares for an average price per share of $139.57.

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

Results of Operations

The following table presents certain selected financial data, including the percentage of revenues represented by each item, for the thirteen and twenty-six weeks ended February 23, 2019 and February 24, 2018.

	Thirteen weeks ended					Twenty-six weeks ended
(In thousands, except percentages)	February 23, 2019	% of Rev-enues	February 24, 2018	% of Rev-enues	% Change	February 23, 2019	% of Rev-enues	February 24, 2018	% of Rev-enues	% Change
Revenues	$437,485	100.0%	$419,264	100.0%	4.3%	$876,035	100.0%	$835,042	100.0%	4.9%
Operating expenses:
Cost of revenues (1)	281,672	64.4	265,400	63.3	6.1	558,721	63.8	519,050	62.2	7.6
Selling and administrative expenses (1)	68,321	15.6	88,648	21.1	(22.9)	154,280	17.6	176,158	21.1	(12.4)
Depreciation and amortization	25,046	5.7	23,264	5.5	7.7	50,162	5.7	45,971	5.5	9.1

Total operating expenses	375,039	85.7	377,312	90.0	(0.6)	763,163	87.1	741,179	88.8	3.0
Operating income	62,446	14.3	41,952	10.0	48.9	112,872	12.9	93,863	11.2	20.3
Other income, net	(949)	(0.2)	(1,616)	(0.4)	(41.3)	(2,482)	(0.3)	(2,738)	(0.3)	(9.3)

Income before income taxes	63,395	14.5	43,568	10.4	45.5	115,354	13.2	96,601	11.6	19.4
Provision (benefit) for income taxes	15,789	3.6	(14,810)	(3.5)	(206.6)	29,428	3.4	4,017	0.5	632.6

Net income	$47,606	10.9%	$58,378	13.9%	(18.5)%	$85,926	9.8%	$92,584	11.1%	(7.2)%

(1)	Exclusive of depreciation on our property, plant and equipment and amortization on our intangible assets.

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

On January 2, 2019, our Board of Directors approved a share repurchase program authorizing us to repurchase from time to time up to $100.0 million of our outstanding shares of common stock. Repurchases made under the program, if any, will be made in either the open market or in privately negotiated transactions. The timing, manner, price and amount of any repurchases will depend on a variety of factors, including economic and market conditions, our stock price, corporate liquidity requirements and priorities, applicable legal requirements and other factors. The share repurchase program will be funded using our available cash or capacity under our Credit Agreement and may be suspended or discontinued at any time.

During the thirteen and twenty-six weeks ended February 23, 2019, we repurchased 45,000 shares for an average price per share of $139.57.

During fiscal 2017, we recorded a pre-tax non-cash impairment charge of $55.8 million once it was determined that it was not probable that the version of the CRM system that was being developed would be completed and placed into service. On December 28, 2018, we entered into a settlement agreement with our lead contractor for the version of the CRM system with respect to which we recorded the impairment charge. As part of the settlement agreement, we recorded in the second quarter ended February 23, 2019 a total gain of $21.1 million as a reduction of selling and administrative expenses, which includes our receipt of a one-time cash payment in the amount of $13.0 million as well as the forgiveness of amounts previously due the contractor. We also received hardware and related maintenance service with a fair value of $0.8 million as part of the settlement.

In our fourth fiscal quarter of 2018, we initiated a multiyear CRM project to further develop, implement and deploy a third-party application we licensed. This new solution is intended to improve functionality, capability and information flow as well as increase automation in servicing our customers. As of February 23, 2019, we have capitalized $6.0 million related to our new CRM project.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted, which, among other provisions, reduced the U.S. federal corporate income tax rate effective January 1, 2018 from a 35.0% rate to a new 21.0% corporate rate and imposed a one-time transition tax on earnings held outside of the United States. The Company has completed its accounting for the tax effects of the enactment of the Act (see Note 13, “Income Taxes” to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q).

A portion of our sales is derived from international markets, including Canada. Revenues denominated in currencies other than the U.S. dollar represented approximately 7.7% and 7.8% of total consolidated revenues for the thirteen and twenty-six weeks ended February 23, 2019, respectively. Revenues denominated in currencies other than the U.S. dollar represented approximately 8.0% of total consolidated revenues for both the thirteen and twenty-six weeks ended February 24, 2018. The operating results of our international subsidiaries are translated into U.S. dollars and such results are affected by movements in foreign currencies relative to the U.S. dollar. In addition, fluctuations in the Canadian dollar may have an effect on the margins of our Canadian business because a weaker Canadian dollar will increase the cost of merchandise and other operational inputs that are sourced from outside of Canada. Our operating results in future years could be negatively impacted by any devaluation, as compared to the U.S. dollar, of the Canadian dollar or any of the currencies of the other countries in which we operate.

Thirteen weeks ended February 23, 2019 compared with thirteen weeks ended February 24, 2018

Revenues

(In thousands, except percentages)	February 23, 2019	February 24, 2018	Dollar Change	Percent Change
Core Laundry Operations	$394,408	$378,955	$15,453	4.1%
Specialty Garments	29,745	27,009	2,736	10.1%
First Aid	13,332	13,300	32	0.2%

Consolidated total	$437,485	$419,264	$18,221	4.3%

The increase in our consolidated revenues was primarily from our Core Laundry Operations. Excluding the positive effect of acquisitions, which we estimate increased our revenues in Core Laundry Operations by approximately 0.5%, as well as a slightly weaker Canadian dollar, which unfavorably impacted our growth by 0.4%, organic growth for our Core Laundry Operations was 4.0%. Organic growth consists primarily of new sales, pricing adjustments, and net changes in the wearer levels at our existing customers, offset by lost accounts. During the quarter, our organic growth rate benefited from solid new account sales, slightly improved lost accounts as well as the impact of certain pricing adjustments and increases in merchandise recovery charges.

Specialty Garments’ results are often affected by seasonality and the timing and length of its customers’ power reactor outages as well as its project-based activities. The increase in Specialty Garments revenue was due primarily to the positive effect of acquisitions of 10.8%, partially offset by the impact of foreign exchange fluctuations on the segment’s Canadian and European operations.

Cost of Revenues

(In thousands, except percentages)	February 23, 2019	February 24, 2018	Dollar Change	Percent Change
Cost of revenues
Core Laundry Operations	$252,130	$238,650	$13,480	5.6%
Specialty Garments	20,473	17,671	2,802	15.9%
First Aid	9,069	9,079	(10)	(0.1)%

Consolidated total	$281,672	$265,400	$16,272	6.1%

Cost of revenues as a percentage of revenues was 64.4% in the thirteen weeks ended February 23, 2019 as compared to 63.3% in the prior year comparable period.

Our Core Laundry Operations cost of revenues as a percentage of revenues increased to 63.9% in the thirteen weeks ended February 23, 2019 from 63.0% in the prior year comparable period. This increase was due primarily to higher production and service and delivery payroll costs as well as higher merchandise costs as a percentage of revenues. These increases were partially offset by lower healthcare claims.

Our Specialty Garments costs of revenues as a percentage of revenues was 68.8% in the thirteen weeks ended February 23, 2019 as compared to 65.4% in the prior year comparable period. The increase in cost of revenues was due primarily to higher production and merchandise costs related to acquisitions in the second half of fiscal 2018 as well as higher expenses related to workers’ compensation and auto claims. These increases were partially offset by lower healthcare claims.

Selling and Administrative Expenses

(In thousands, except percentages)	February 23, 2019	February 24, 2018	Dollar Change	Percent Change
Selling and administrative expenses	$68,321	$88,648	$(20,327)	(22.9)%
% of Revenues	15.6%	21.1%

The decrease in our selling and administrative costs as a percentage of revenues in the thirteen weeks ended February 23, 2019 as compared to the prior year comparable period was due primarily to a gain of $21.1 million in the thirteen weeks ended February 23, 2019 related to the settlement agreement with the lead contractor for the version of the CRM system with respect to which we recorded a $55.8 million impairment charge in fiscal 2017. Also contributing to the decrease were lower healthcare claims, the capitalization of internal labor costs beginning in the fourth quarter of fiscal 2018 related to the development of the new CRM project that we initiated in fiscal 2018, and the deferral of commission costs upon the adoption of new revenue accounting guidance in the thirteen weeks ended February 23, 2019. These decreases to selling and administrative costs were partially offset by increased expense related to the effect of interest rate fluctuations on our environmental contingency accruals.

Depreciation and Amortization

(In thousands, except percentages)	February 23, 2019	February 24, 2018	Dollar Change	Percent Change
Depreciation and amortization	$25,046	$23,264	$1,782	7.7%
% of Revenues	5.7%	5.5%

Depreciation and amortization expense increased in the thirteen weeks ended February 23, 2019 as compared to the prior year comparable period due primarily to higher capital expenditures placed in service over the past several quarters.

Operating Income

For the thirteen weeks ended February 23, 2019 and February 24, 2018, changes in our revenues and costs as discussed above resulted in the following changes in our operating income and operating margin:

(In thousands, except percentages)	February 23, 2019	February 24, 2018	Dollar Change	Percent Change
Operating income	$62,446	$41,952	$20,494	48.9%
Operating margin	14.3%	10.0%

Other Income, net

(In thousands, except percentages)	February 23, 2019	February 24, 2018	Dollar Change	Percent Change
Interest income, net	$(2,009)	$(1,430)	$(579)	40.5%
Other expense (income), net	1,060	(186)	1,246	(669.9)%

Total other income, net	$(949)	$(1,616)	$667	(41.3)%

The decrease in other income, net during the thirteen weeks ended February 23, 2019 as compared to the prior year comparable period was due primarily to an increase in other expense from the adoption of new accounting guidance that results in the presentation of periodic pension costs amounting to $0.8 million in other expense (income), net in the thirteen weeks ended February 23, 2019 that was primarily presented in selling and administrative expenses in the prior year period. The net decrease was partially offset by higher interest income from higher interest rates.

Provision for Income Taxes

(In thousands, except percentages)	February 23, 2019	February 24, 2018	Dollar Change	Percent Change
Provision (benefit) for income taxes	$15,789	$(14,810)	$30,599	(206.6)%
Effective income tax rate	24.9%	(34.0)%

The increase in our effective tax rate for the thirteen weeks ended February 23, 2019 as compared to the prior year comparable period was due primarily to the impact of the Act, which lowered the U.S. federal corporate income tax rates as of January 1, 2018 to 21.0% from 35.0%. These new rates required us to remeasure our U.S. net deferred income tax liabilities in the second quarter of fiscal 2018. Also, we were subject to a one-time transition tax for the deemed repatriation of our foreign earnings. The remeasurement of our U.S. net deferred tax liabilities and the one-time transition tax resulted in a $20.2 million net benefit to our provision for income taxes in the second quarter of fiscal 2018. For additional information pertaining to income taxes and the Act, please refer to Note 13, “Income Taxes” to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Twenty-six weeks ended February 23, 2019 compared with twenty-six weeks ended February 24, 2018

Revenues

(In thousands, except percentages)	February 23, 2019	February 24, 2018	Dollar Change	Percent Change
Core Laundry Operations	$784,885	$752,751	$32,134	4.3%
Specialty Garments	64,193	55,436	8,757	15.8%
First Aid	26,957	26,855	102	0.4%

Consolidated total	$876,035	$835,042	$40,993	4.9%

The increase in our consolidated revenues for the twenty-six weeks ended February 23, 2019 was primarily from our Core Laundry Operations. Excluding the positive effect of acquisitions, which we estimate increased our revenues in Core Laundry Operations by approximately 0.6%, as well as a slightly weaker Canadian dollar, which unfavorably impacted our growth by 0.3%, organic growth for our Core Laundry Operations was 4.0%. Organic growth consists primarily of new sales, pricing adjustments, and net changes in the wearer levels at our existing customers, offset by lost accounts. During the twenty-six weeks ended February 23, 2019, our organic growth rate benefited from solid new account sales, slightly improved lost accounts as well as the impact of certain pricing adjustments and increases in merchandise recovery charges.

Specialty Garments’ results are often affected by seasonality and the timing and length of its customers’ power reactor outages as well as its project-based activities. Excluding the positive effect of acquisitions, which we estimate increased our revenues in the Specialty Garments segment for the first half of fiscal 2019 by approximately 11.1%, the improvement in results in the Specialty Garments segment for the twenty-six weeks ended February 23, 2019 compared to the comparable period of fiscal 2018 was primarily due to increased outages and project-based activity at the segment’s Canadian nuclear customers as well as solid growth from the cleanroom division.

Cost of Revenues

(In thousands, except percentages)	February 23, 2019	February 24, 2018	Dollar Change	Percent Change
Cost of revenues
Core Laundry Operations	$497,308	$465,506	$31,802	6.8%
Specialty Garments	43,229	35,207	8,022	22.8%
First Aid	18,184	18,337	(153)	(0.8)%

Consolidated total	$558,721	$519,050	$39,671	7.6%

Cost of revenues as a percentage of revenues was 63.8% for the twenty-six weeks ended February 23, 2019 as compared to 62.2% in the prior year comparable period.

Our Core Laundry Operations cost of revenues as a percentage of revenues increased to 63.4% for the twenty-six weeks ended February 23, 2019 from 61.8% in the prior year comparable period. This increase was due primarily to higher production and service and delivery payroll costs as well as higher merchandise costs. These increases were partially offset by lower healthcare claims.

Our Specialty Garments costs of revenues as a percentage of revenues was 67.3% in the first half of fiscal 2019 as compared to 63.5% in the prior year comparable period. The increase in cost of revenues was due primarily to higher production and merchandise costs related to acquisitions in the second half of fiscal 2018 as well as higher expenses related to workers’ compensation and auto claims. These increases were partially offset by lower healthcare claims.

Selling and Administrative Expenses

(In thousands, except percentages)	February 23, 2019	February 24, 2018	Dollar Change	Percent Change
Selling and administrative expenses	$154,280	$176,158	$(21,878)	(12.4)%
% of Revenues	17.6%	21.1%

The decrease in our selling and administrative costs as a percentage of revenues for the twenty-six weeks ended February 23, 2019 as compared to the prior year comparable period was due primarily to a gain of $21.1 million in the twenty-six weeks ended February 23, 2019 related to the settlement agreement with the lead contractor for the version of the CRM system with respect to which we recorded a $55.8 million impairment charge in fiscal 2017. Also contributing to the decrease was a gain of $3.0 million from the settlement of environmental litigation in the first quarter of fiscal 2019, lower healthcare claims, the capitalization of internal labor costs beginning in the fourth quarter of fiscal 2018 related to the development of the new CRM project we initiated in fiscal 2018, and the deferral of commission costs upon the adoption of new revenue accounting guidance in the twenty-six weeks ended February 23, 2019. These decreases to selling and administrative costs were partially offset by increased expense related to the effect of interest rate fluctuations on our environmental contingency accruals as well as increases in advertising costs, sales incentive costs and recruitment costs.

Depreciation and Amortization

(In thousands, except percentages)	February 23, 2019	February 24, 2018	Dollar Change	Percent Change
Depreciation and amortization	$50,162	$45,971	$4,191	9.1%
% of Revenues	5.7%	5.5%

Depreciation and amortization expense increased in the twenty-six weeks ended February 23, 2019 as compared to the prior year comparable period due primarily to higher capital expenditures placed in service over the past several quarters.

Operating Income

For the twenty-six weeks ended February 23, 2019 and February 24, 2018, changes in our revenues and costs as discussed above resulted in the following changes in our operating income and operating margin:

(In thousands, except percentages)	February 23, 2019	February 24, 2018	Dollar Change	Percent Change
Operating income	$112,872	$93,863	$19,009	20.3%
Operating margin	12.9%	11.2%

Other Income, net

(In thousands, except percentages)	February 23, 2019	February 24, 2018	Dollar Change	Percent Change
Interest income, net	$(3,714)	$(2,706)	$(1,008)	37.3%
Other expense (income), net	1,232	(32)	1,264	(3,950.0)%

Total other income, net	$(2,482)	$(2,738)	$256	(9.3)%

The decrease in other income, net during the twenty-six weeks ended February 23, 2019 as compared to the prior year comparable period was due primarily to an increase in other expense from the adoption of new accounting guidance that results in the presentation of periodic pension costs amounting to $0.8 million in other expense (income), net in the twenty-six weeks ended February 23, 2019 that was primarily presented in selling and administrative expenses in the prior year period. The net decrease was partially offset by higher interest income from higher interest rates.

Provision for Income Taxes

(In thousands, except percentages)	February 23, 2019	February 24, 2018	Dollar Change	Percent Change
Provision for income taxes	$29,428	$4,017	$25,411	632.6%
Effective income tax rate	25.5%	4.2%

The increase in our effective tax rate for the twenty-six weeks ended February 23, 2019 as compared to the prior year comparable period was due primarily to the impact of the Act, which lowered the U.S. federal corporate income tax rates as of January 1, 2018 to 21.0% from 35.0%. These new rates required us to remeasure our U.S. net deferred income tax liabilities in the second quarter of fiscal 2018. Also, we were subject to a one-time transition tax for the deemed repatriation of our foreign earnings. The remeasurement of our U.S. net deferred tax liabilities and the one-time transition tax resulted in a $20.2 million net benefit to our provision for income taxes in the second quarter of fiscal 2018. For additional information pertaining to income taxes and the Act, please refer to Note 13, “Income Taxes” to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources

General

Cash, cash equivalents and short-term investments totaled $335.3 million as of February 23, 2019, an increase of $64.8 million from August 25, 2018 when the amount totaled $270.5 million. Cash, cash equivalents and short-term investments as of February 23, 2019 includes $47.7 million in cash outside the United States. Our working capital was $668.9 million as of February 23, 2019 compared to $586.3 million as of August 25, 2018. We generated $128.7 million and $230.1 million in cash from operating activities in the twenty-six weeks ended February 23, 2019 and the full fiscal year ended August 25, 2018, respectively. We believe that our current cash, cash equivalents and short-term investments balances, our cash generated from future operations and amounts available under our Credit Agreement (defined below) will be sufficient to meet our current anticipated working capital and capital expenditure requirements for at least the next 12 months.

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

Sources and uses of cash flows for the twenty-six weeks ended February 23, 2019 and February 24, 2018, respectively, are summarized as follows:

(In thousands, except percentages)	February 23, 2019	February 24, 2018	Percent Change
Net cash provided by operating activities	$128,661	$118,912	8.2%
Net cash used in investing activities	(52,026)	(77,418)	(32.8)%
Net cash used in financing activities	(11,489)	(3,111)	269.3%
Effect of exchange rate changes	$(336)	$(444)	(24.3)%

Net increase in cash, cash equivalents and short-term investments	$64,810	$37,939	70.8%

Cash Provided by Operating Activities

The increase in cash provided by operating activities was due primarily to cash received of $13.0 million in the second quarter of fiscal 2019 from the settlement agreement with the lead contractor for the version of the CRM system with respect to which we recorded a $55.8 million impairment charge in fiscal 2017. Also contributing to the increase was $3.0 million from the settlement of environmental litigation in the first quarter of fiscal 2019 and improved collections of receivables. This increase was partially offset by the one-time bonus paid to our employees during the first quarter of fiscal 2019 and increased merchandise placed in service.

Cash Used in Investing Activities

The decrease in cash used in investing activities was due primarily to a decrease in cash outflows related to business acquisitions.

Cash Used in Financing Activities

The increase in cash used in financing activities was due primarily to our repurchase of common stock in connection with our share repurchase program we entered into during the twenty-six weeks ended February 23, 2019 and to an increase in the amount of cash dividends paid as a result of the increase in quarterly dividends paid beginning in the third quarter of fiscal 2018.

Long-Term Debt and Borrowing Capacity

We have a $250 million unsecured revolving credit agreement (the “Credit Agreement”) with a syndicate of banks, which matures on April 11, 2021. Under the Credit Agreement, we are able to borrow funds at variable interest rates based on, at our election, the Eurodollar rate or a base rate, plus in each case a spread based on our consolidated funded debt ratio. Availability of credit requires compliance with certain financial and other covenants, including a maximum consolidated funded debt ratio and minimum consolidated interest coverage ratio as defined in the Credit Agreement. We test our compliance with these financial covenants on a fiscal quarterly basis. As of February 23, 2019, the interest rates applicable to our borrowings under the Credit Agreement would be calculated as LIBOR plus 75 basis points at the time of the respective borrowing. As of February 23, 2019, we had no outstanding borrowings and had outstanding letters of credit amounting to $71.8 million, leaving $178.2 million available for borrowing under the Credit Agreement.

As of February 23, 2019, we were in compliance with all covenants under the Credit Agreement.

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

As of February 23, 2019, we had forward contracts with a notional value of approximately 12.1 million CAD outstanding and recorded the fair value of the contracts of $0.1 million in other long-term assets and $0.1 million in prepaid expenses and other current assets with a corresponding decrease in accumulated other comprehensive loss of $0.1 million, which was recorded net of tax. During the twenty-six weeks ended February 23, 2019, we reclassified $0.1 million from accumulated other comprehensive loss to revenue, related to the derivative financial instruments. The gain on these forward contracts that resulted in a decrease to accumulated other comprehensive loss as of February 23, 2019 is expected to be reclassified to revenues prior to its maturity on February 25, 2022.

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

There is usually a range of reasonable estimates of the costs associated with each site. In accordance with U.S. GAAP, our accruals reflect the amount within the range that we believe is the best estimate or the low end of a range of estimates if no point within the range is a better estimate. Where we believe that both the amount of a particular liability and the timing of the payments are reliably determinable, we adjust the cost in current dollars using a rate of 3% for inflation until the time of expected payment and discount the cost to present value using current risk-free interest rates. As of February 23, 2019, the risk-free interest rates we utilized ranged from 2.7% to 3.0%.

For environmental liabilities that have been discounted, we include interest accretion, based on the effective interest method, in selling and administrative expenses on the Consolidated Statements of Income. The changes to the amounts of our environmental liabilities for the twenty-six weeks ended February 23, 2019 were as follows (in thousands):

February 23, 2019
Beginning balance as of August 25, 2018	$25,486
Costs incurred for which reserves had been provided	(456)
Insurance proceeds	87
Interest accretion	377
Change in discount rates	(80)

Balance as of February 23, 2019	$25,414

Anticipated payments and insurance proceeds relating to currently identified environmental remediation liabilities as of February 23, 2019, for the next five fiscal years and thereafter, as measured in current dollars, are reflected below.

(In thousands)	2019	2020	2021	2022	2023	Thereafter	Total
Estimated costs – current dollars	$9,038	$2,122	$1,635	$1,272	$1,175	$12,137	$27,379
Estimated insurance proceeds	(86)	(159)	(173)	(159)	(173)	(830)	(1,580)

Net anticipated costs	$8,952	$1,963	$1,462	$1,113	$1,002	$11,307	$25,799

Effect of inflation							7,666
Effect of discounting							(8,051)

Balance as of February 23, 2019							$25,414

Estimated insurance proceeds are primarily received from an annuity received as part of our legal settlement with an insurance company. Annual proceeds of approximately $0.3 million are deposited into an escrow account which funds remediation and monitoring costs for two sites related to our former operations in Williamstown, Vermont. Annual proceeds received but not expended in the current year accumulate in this account and may be used in future years for costs related to this site through the year 2027. As of February 23, 2019, the balance in this escrow account, which is held in a trust and is not recorded in our Consolidated Balance Sheet, was approximately $3.8 million. Also included in estimated insurance proceeds are amounts we are entitled to receive pursuant to legal settlements as reimbursements from three insurance companies for estimated costs at the site in Uvalde, Texas.

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

During fiscal 2017, we recorded a pre-tax non-cash impairment charge of $55.8 million once it was determined that it was not probable that the version of the CRM system that was being developed would be completed and placed into service. On December 28, 2018, we entered into a settlement agreement with our lead contractor for the version of the CRM system with respect to which we recorded the impairment charge. As part of the settlement agreement, we recorded in the second quarter ended February 23, 2019 a total gain of $21.1 million as a reduction of selling and administrative expenses, which includes our receipt of a one-time cash payment in the amount of $13.0 million as well as the forgiveness of amounts previously due the contractor. We also received hardware and related maintenance service with a fair value of $0.8 million as part of the settlement.

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

Off-Balance Sheet Arrangements

As of February 23, 2019, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Securities and Exchange Commission Regulation S-K.

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

Contractual Obligations and Other Commercial Commitments

As of February 23, 2019, there were no material changes in our contractual obligations that were disclosed in our Annual Report on Form 10-K for the year ended August 25, 2018.

Recent Accounting Pronouncements

See Note 2, “Recent Accounting Pronouncements” to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for more information on recently implemented and issued accounting standards.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

We have determined that all of our foreign subsidiaries operate primarily in local currencies that represent the functional currencies of such subsidiaries. All assets and liabilities of our foreign subsidiaries are translated into U.S. dollars using the exchange rate prevailing at the balance sheet date. The effect of exchange rate fluctuations on the translation of assets and liabilities are recorded as a component of shareholders’ equity. Revenues and expenses are translated at the average exchange rates in effect during each month of the fiscal year. As such, our financial condition and operating results are affected by fluctuations in the value of the U.S. dollar as compared to currencies in foreign countries. Revenues denominated in currencies other than the U.S. dollar represented approximately 7.7% and 7.8% of total consolidated revenues for the thirteen and twenty-six weeks ended February 23, 2019, respectively, and total assets denominated in currencies other than the U.S. dollar represented approximately 7.3% and 8.0% of total consolidated assets as of February 23, 2019 and August 25, 2018, respectively. If exchange rates had increased or decreased by 10% from the actual rates in effect during the thirteen and twenty-six weeks ended February 23, 2019, our revenues would have increased or decreased by approximately $3.4 million and $6.8 million, respectively, and total assets as of February 23, 2019 would have increased or decreased by approximately $14.3 million.

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

As of February 23, 2019, we had forward contracts with a notional value of approximately 12.1 million CAD outstanding and recorded the fair value of the contracts of $0.1 million in other long-term assets and $0.1 million in prepaid expenses and other current assets with a corresponding decrease in accumulated other comprehensive loss of $0.1 million, which was recorded net of tax. During the twenty-six weeks ended February 23, 2019, we reclassified $0.1 million from accumulated other comprehensive loss to revenue, related to the derivative financial instruments. The gain on these forward contracts that resulted in a decrease to accumulated other comprehensive loss as of February 23, 2019 is expected to be reclassified to revenues prior to its maturity on February 25, 2022.

Other than the forward contracts, discussed above, we do not operate a hedging program to mitigate the effect of a significant change in the value of our foreign subsidiaries functional currencies, which include the Canadian dollar, euro, British pound, Mexican peso and Nicaraguan cordoba, as compared to the U.S. dollar. Any losses or gains resulting from unhedged foreign currency transactions, including exchange rate fluctuations on intercompany accounts are reported as transaction losses (gains) in our other (income) expense. The intercompany payables and receivables are denominated in Canadian dollars, euros, British pounds, Mexican pesos and Nicaraguan cordobas. During the thirteen weeks ended February 23, 2019, transaction losses included in other (income) expense, were approximately $0.3 million. During the twenty-six weeks ended February 23, 2019, transaction losses included in other (income) expense, were approximately $0.6 million. If exchange rates had increased or decreased by 10% during both the thirteen and twenty-six weeks ended February 23, 2019, we would have recognized exchange gains or losses of approximately $1.1 million.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter of fiscal year 2019 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended August 25, 2018, which could materially affect our business, financial condition, and future results. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and operating results. Except to the extent previously updated or to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors (including, without limitation, the matters discussed in Part I, “Item 2-Management’s Discussion and Analysis of Financial Condition and Results of Operations”), there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended August 25, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about repurchases of our equity securities during the thirteen weeks ended February 23, 2019:

	(a) Total Number of Shares of Stock Purchased(1)	(b) Average Price Paid per Share(1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs(1)
November 25, 2018 - December 22, 2018	—	$—	—	$—
December 23, 2018 - January 19, 2019	—	$—	—	$100,000,000
January 20, 2019 - February 23, 2019	45,000	$139.57	45,000	$93,719,477

	45,000	$139.57	45,000

(1)

On January 2, 2019, our Board of Directors approved a share repurchase program authorizing the Company to repurchase from time to time up to $100.0 million of our outstanding shares of common stock. Repurchases made under the program, if any, will be made in either the open market or in privately negotiated transactions. The timing, manner, price and amount of any repurchases will depend on a variety of factors, including economic and market conditions, the Company stock price, corporate liquidity requirements and priorities, applicable legal requirements and other factors. The share repurchase program will be funded using our available cash or capacity under our Credit Agreement and may be suspended or discontinued at any time.

In the thirteen weeks ended February 23, 2019, we repurchased 45,000 shares for an average price per share of $139.57.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

10.1 Form of Restricted Stock Unit Award Agreement under the UniFirst Corporation 2010 Stock Option and Incentive Plan (with respect to performance-based restricted stock unit awards) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on January 3, 2019)

*	31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

*	31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

**	32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**	32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	99.1 Amendment No. 2 to Amended and Restated 2010 Stock Option and Incentive Plan

*	101 The following materials from UniFirst Corporation’s Quarterly Report on Form 10-Q for the quarter ended February 23, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Shareholder’s Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UniFirst Corporation

April 4, 2019	By:	/s/ Steven S. Sintros Steven S. Sintros President and Chief Executive Officer

April 4, 2019	By:	/s/ Shane O’Connor Shane O’Connor Senior Vice President and Chief Financial Officer