Form 10-Q
period 2019-05-25
UNIFIRST CORP
filed 2019-07-02
CIK 717954

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 25, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-08504

UNIFIRST CORPORATION

(Exact name of Registrant as Specified in Its Charter)

Massachusetts	04-2103460
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

68 Jonspin Road, Wilmington, MA	01887
(Address of Principal Executive Offices)	(Zip Code)

(978) 658-8888

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $0.10 par value per share	UNF	New York Stock Exchange

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

The number of outstanding shares of UniFirst Corporation Common Stock and Class B Common Stock at June 28, 2019 were 15,357,152 and 3,643,009, respectively.

UniFirst Corporation

Quarterly Report on Form 10-Q

For the Quarter ended May 25, 2019

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Statements of Income

UniFirst Corporation and Subsidiaries

(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(In thousands, except per share data)	May 25, 2019	May 26, 2018	May 25, 2019	May 26, 2018
Revenues	$453,720	$427,384	$1,329,755	$1,262,426
Operating expenses:
Cost of revenues (1)	279,900	267,146	838,621	786,196
Selling and administrative expenses (1)	88,207	88,350	242,487	264,508
Depreciation and amortization	25,401	24,801	75,563	70,772
Total operating expenses	393,508	380,297	1,156,671	1,121,476
Operating income	60,212	47,087	173,084	140,950
Other (income) expense:
Interest income, net	(2,293)	(1,189)	(6,007)	(3,895)
Other expense, net	805	484	2,037	452
Total other income, net	(1,488)	(705)	(3,970)	(3,443)
Income before income taxes	61,700	47,792	177,054	144,393
Provision for income taxes	14,480	11,433	43,908	15,450
Net income	$47,220	$36,359	$133,146	$128,943
Income per share – Basic:
Common Stock	$2.58	$1.94	$7.25	$6.75
Class B Common Stock	$2.06	$1.55	$5.80	$5.38
Income per share – Diluted:
Common Stock	$2.46	$1.85	$6.93	$6.39
Income allocated to – Basic:
Common Stock	$39,563	$30,034	$111,626	$104,324
Class B Common Stock	$7,657	$6,325	$21,520	$24,619
Income allocated to – Diluted:
Common Stock	$47,220	$36,359	$133,146	$128,943
Weighted average shares outstanding – Basic:
Common Stock	15,341	15,446	15,400	15,463
Class B Common Stock	3,710	4,087	3,710	4,573
Weighted average shares outstanding – Diluted:
Common Stock	19,168	19,687	19,220	20,178

(1)	Exclusive of depreciation on the Company’s property, plant and equipment and amortization on its intangible assets.

The accompanying notes are an integral part of these

Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income

UniFirst Corporation and Subsidiaries

(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(In thousands)	May 25, 2019	May 26, 2018	May 25, 2019	May 26, 2018
Net income	$47,220	$36,359	$133,146	$128,943
Other comprehensive (loss) income:
Foreign currency translation adjustments	(2,649)	(3,931)	(3,513)	(4,694)
Pension benefit liabilities	—	—	—	(1,192)
Change in fair value of derivatives, net of income taxes	184	106	277	165
Derivative financial instruments reclassified to earnings	(46)	(34)	(122)	(20)
Other comprehensive loss	(2,511)	(3,859)	(3,358)	(5,741)
Comprehensive income	$44,709	$32,500	$129,788	$123,202

The accompanying notes are an integral part of these

Consolidated Financial Statements.

Consolidated Balance Sheets

UniFirst Corporation and Subsidiaries

(Unaudited)

(In thousands, except share and par value data)	May 25, 2019	August 25, 2018
Assets
Current assets:
Cash, cash equivalents and short-term investments	$349,410	$270,512
Receivables, less reserves of $13,036 and $9,237	203,385	200,797
Inventories	94,921	90,176
Rental merchandise in service	181,451	174,392
Prepaid taxes	—	27,024
Prepaid expenses and other current assets	32,688	21,899
Total current assets	861,855	784,800
Property, plant and equipment, net of accumulated depreciation of $765,028 and $721,527	565,715	547,996
Goodwill	399,146	397,422
Customer contracts, net	59,249	67,318
Other intangible assets, net	15,938	15,166
Deferred income taxes	421	425
Other assets	78,977	30,259
Total assets	$1,981,301	$1,843,386
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$66,993	$73,500
Accrued liabilities	105,711	124,225
Accrued taxes	1,569	736
Total current liabilities	174,273	198,461
Accrued liabilities	106,658	105,888
Accrued and deferred income taxes	90,674	74,070
Total liabilities	371,605	378,419
Commitments and contingencies (Note 12)
Shareholders’ equity:
Preferred Stock, $1.00 par value; 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $0.10 par value; 30,000,000 shares authorized; 15,307,333 and 15,431,209 shares issued and outstanding as of May 25, 2019 and August 25, 2018, respectively	1,531	1,543
Class B Common Stock, $0.10 par value; 20,000,000 shares authorized; 3,710,009 shares issued and outstanding as of May 25, 2019 and August 25, 2018	371	371
Capital surplus	84,836	82,973
Retained earnings	1,551,475	1,405,239
Accumulated other comprehensive loss	(28,517)	(25,159)
Total shareholders’ equity	1,609,696	1,464,967
Total liabilities and shareholders’ equity	$1,981,301	$1,843,386

The accompanying notes are an integral part of these

Consolidated Financial Statements

Consolidated Statements of Shareholders’ Equity

UniFirst Corporation and Subsidiaries

(In thousands)	Common Shares	Class B Common Shares	Common Stock	Class B Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance, August 25, 2018	15,431	3,710	$1,543	$371	$82,973	$1,405,239	$(25,159)	$1,464,967
Net income	—	—	—	—	—	38,320	—	38,320
Change in fair value of derivatives	—	—	—	—	—	—	88	88
Foreign currency translation	—	—	—	—	—	—	(2,282)	(2,282)
Dividends declared Common Stock ($0.1125 per share)	—	—	—	—	—	(1,736)	—	(1,736)
Dividends declared Class B Common Stock ($0.0900 per share)	—	—	—	—	—	(334)	—	(334)
Share-based compensation, net (2)	—	—	—	—	1,042	—	—	1,042
Share-based awards exercised, net (1)	2	—	—	—	—	—	—	—
Cumulative effect of change in accounting principle, net (3)	—	—	—	—	—	39,433	—	39,433
Balance, November 24, 2018	15,433	3,710	$1,543	$371	$84,015	$1,480,922	$(27,353)	$1,539,498
Net income	—	—	$—	$—	$—	$47,606	$—	$47,606
Change in fair value of derivatives	—	—	—	—	—	—	(71)	(71)
Foreign currency translation	—	—	—	—	—	—	1,418	1,418
Dividends declared Common Stock ($0.1125 per share)	—	—	—	—	—	(1,732)	—	(1,732)
Dividends declared Class B Common Stock ($0.0900 per share)	—	—	—	—	—	(334)	—	(334)
Share-based compensation, net (2)	—	—	—	—	659	—	—	659
Share-based awards exercised, net (1)	12	—	1	—	25	—	—	26
Repurchase of Common Stock	(45)	—	(4)	—	(245)	(6,031)	—	(6,280)
Balance, February 23, 2019	15,400	3,710	$1,540	$371	$84,454	$1,520,431	$(26,006)	$1,580,790
Net income	—	—	$—	$—	$—	$47,220	$—	$47,220
Change in fair value of derivatives	—	—	—	—	—	—	138	138
Foreign currency translation	—	—	—	—	—	—	(2,649)	(2,649)
Dividends declared Common Stock ($0.1125 per share)	—	—	—	—	—	(1,720)	—	(1,720)
Dividends declared Class B Common Stock ($0.0900 per share)	—	—	—	—	—	(334)	—	(334)
Share-based compensation, net (2)	—	—	—	—	902	—	—	902
Share-based awards exercised, net (1)	7	—	1	—	21	—	—	22
Repurchase of Common Stock	(100)	—	(10)	—	(541)	(14,122)	—	(14,673)
Balance, May 25, 2019	15,307	3,710	$1,531	$371	$84,836	$1,551,475	$(28,517)	$1,609,696

Consolidated Statements of Shareholders’ Equity (Continued)

UniFirst Corporation and Subsidiaries

(In thousands)	Common Shares	Class B Common Shares	Common Stock	Class B Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance, August 26, 2017	15,453	4,815	$1,545	$482	$86,245	$1,386,438	$(21,518)	$1,453,192
Net income	—	—	—	—	—	34,206	—	34,206
Change in fair value of derivatives	—	—	—	—	—	—	86	86
Foreign currency translation	—	—	—	—	—	—	(2,013)	(2,013)
Dividends declared Common Stock ($0.0375 per share)	—	—	—	—	—	(582)	—	(582)
Dividends declared Class B Common Stock ($0.0300 per share)	—	—	—	—	—	(144)	—	(144)
Share-based compensation, net (2)	—	—	—	—	1,334	(738)	—	596
Share-based awards exercised, net (1)	16	—	2	—	265	—	—	267
Balance, November 25, 2017	15,469	4,815	$1,547	$482	$87,844	$1,419,180	$(23,445)	$1,485,608
Net income	—	—	$—	$—	$—	$58,378	$—	$58,378
Pension benefit liabilities, net (4)	—	—	—	—	—	1,192	(1,192)	—
Change in fair value of derivatives	—	—	—	—	—	—	(13)	(13)
Foreign currency translation	—	—	—	—	—	—	1,250	1,250
Dividends declared Common Stock ($0.0375 per share)	—	—	—	—	—	(580)	—	(580)
Dividends declared Class B Common Stock ($0.0300 per share)	—	—	—	—	—	(140)	—	(140)
Share-based compensation, net (2)	—	—	—	—	(265)	—	—	(265)
Share-based awards exercised, net (1)	23	—	2		161	—	—	163
Balance, February 24, 2018	15,492	4,815	$1,549	$482	$87,740	$1,478,030	$(23,400)	$1,544,401
Net income	—	—	$—	$—	$—	$36,359	$—	$36,359
Change in fair value of derivatives	—	—	—	—	—	—	72	72
Foreign currency translation	—	—	—	—	—	—	(3,931)	(3,931)
Dividends declared Common Stock ($0.1125 per share)	—	—	—	—	—	(1,735)	—	(1,735)
Dividends declared Class B Common Stock ($0.0900 per share)	—	—	—	—	—	(334)	—	(334)
Share-based compensation, net (2)	—	—	—	—	571	—	—	571
Share-based awards exercised, net (1)	7	—	1	—	29	—	—	30
Repurchase of Common Stock	(73)	(1,105)	(7)	(111)	(5,932)	(139,962)	—	(146,012)
Balance, May 26, 2018	15,426	3,710	$1,543	$371	$82,408	$1,372,358	$(27,259)	$1,429,421

(1)	These amounts are shown net of the effect of income taxes.
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

The accompanying notes are an integral part of these

Consolidated Financial Statements.

Consolidated Statements of Cash Flows

UniFirst Corporation and Subsidiaries

(Unaudited)

Thirty-nine weeks ended (In thousands)	May 25, 2019	May 26, 2018
Cash flows from operating activities:
Net income	$133,146	$128,943
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	75,563	70,772
Amortization of deferred financing costs	84	84
Forgiveness of a liability	(7,346)	—
Share-based compensation	4,281	3,539
Accretion on environmental contingencies	566	519
Accretion on asset retirement obligations	647	704
Deferred income taxes	733	(20,369)
Other	(953)	(225)
Changes in assets and liabilities, net of acquisitions:
Receivables, less reserves	(3,117)	(7,515)
Inventories	(4,821)	(8,953)
Rental merchandise in service	(7,606)	(11,864)
Prepaid expenses and other current assets and Other assets	(2,346)	(8,500)
Accounts payable	(5,725)	(261)
Accrued liabilities	(9,931)	(4,468)
Prepaid and accrued income taxes	26,265	24,886
Net cash provided by operating activities	199,440	167,292
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(2,379)	(38,522)
Capital expenditures, including capitalization of software costs	(88,198)	(88,870)
Proceeds from sale of assets	238	1,713
Other	—	(376)
Net cash used in investing activities	(90,339)	(126,055)
Cash flows from financing activities:
Proceeds from exercise of share-based awards	49	460
Taxes withheld and paid related to net share settlement of equity awards	(1,678)	(2,645)
Repurchase of Common Stock	(20,954)	(146,011)
Payment of cash dividends	(6,204)	(2,172)
Net cash used in financing activities	(28,787)	(150,368)
Effect of exchange rate changes	(1,416)	(2,130)
Net increase (decrease) in cash, cash equivalents and short-term investments	78,898	(111,261)
Cash, cash equivalents and short-term investments at beginning of period	270,512	349,752
Cash, cash equivalents and short-term investments at end of period	$349,410	$238,491
Supplemental disclosure of cash flow information:
Non-cash capital expenditures	$8,114	$17,080

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

The impacts of adopting this standard on the thirteen and thirty-nine weeks ended May 25, 2019 Consolidated Financial Statements are presented in the following tables:

	Thirteen Weeks Ended May 25, 2019
Consolidated Statement of Income (In thousands, except per share data)	As Reported	Under Historical Guidance	Impact of Adopting New Revenue Standard
Operating expenses:
Selling and administrative expenses	$88,207	$89,805	$(1,598)
Total operating expenses	393,508	395,106	(1,598)
Operating income	60,212	58,614	1,598
Income before income taxes	61,700	60,102	1,598
Provision for income taxes	14,480	14,104	376
Net income	$47,220	$45,998	$1,222
Income per share – Diluted:	$2.46	$2.40	$0.06

	Thirty-Nine Weeks Ended May 25, 2019
Consolidated Statement of Income (In thousands, except per share data)	As Reported	Under Historical Guidance	Impact of Adopting New Revenue Standard
Operating expenses:
Selling and administrative expenses	$242,487	$246,310	$(3,823)
Total operating expenses	1,156,671	1,160,494	(3,823)
Operating income	173,084	169,261	3,823
Income before income taxes	177,054	173,231	3,823
Provision for income taxes	43,908	42,960	948
Net income	$133,146	$130,271	$2,875
Income per share – Diluted:	$6.93	$6.78	$0.15

	Balance at May 25, 2019
Consolidated Balance Sheet (In thousands)	As Reported	Under Historical Guidance	Impact of Adopting New Revenue Standard
Assets
Prepaid expenses and other current assets	$32,688	$21,899	$10,789
Total current assets	861,855	851,066	10,789
Other assets	78,977	32,748	46,229
Total assets	$1,981,301	$1,924,283	$57,018
Liabilities and shareholders’ equity
Accrued and deferred income taxes	$90,674	$75,964	$14,710
Total liabilities	371,605	356,895	14,710
Retained earnings	1,551,475	1,509,167	42,308
Total shareholders’ equity	1,609,696	1,567,388	42,308
Total liabilities and shareholders’ equity	$1,981,301	$1,924,283	$57,018

The adoption of this standard had no impact on the Company’s thirty-nine weeks ended May 25, 2019 operating cash flow, and the only impact of the adoption on its fiscal 2019 consolidated statement of comprehensive income was the impact to net income as presented in the tables above.

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

In February 2016, the FASB issued updated guidance which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new guidance requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. This new guidance is effective for reporting periods beginning after December 15, 2018, however, early adoption is permitted. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in their financial statements. The Company will adopt the new guidance on September 1, 2019. At August 25, 2018, the Company was contractually obligated to make future payments of $47.1 million under its operating lease obligations in existence as of that date, primarily related to long-term leases. The Company is evaluating the impact that this guidance will have on its financial statements. While the Company has not yet determined the impact on its consolidated balance sheet or consolidated statement of income, these leases will be required to be presented on the consolidated balance sheet in accordance with the requirements of this guidance.

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

3. Revenue Recognition

The following table presents the Company’s revenues for the thirteen and thirty-nine weeks ended May 25, 2019 and May 26, 2018, respectively, disaggregated by service type:

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
	May 25, 2019		May 26, 2018		May 25, 2019		May 26, 2018
(In thousands, except percentages)	Revenues	% of Revenues	Revenues	% of Revenues	Revenues	% of Revenues	Revenues	% of Revenues
Core Laundry Operations	399,781	88.1%	$379,071	88.7%	$1,184,666	89.1%	$1,131,822	89.7%
Specialty Garments	37,313	8.2%	34,060	8.0%	101,506	7.6%	89,496	7.1%
First Aid	16,626	3.7%	14,253	3.3%	43,583	3.3%	41,108	3.2%
Total Revenues	$453,720	100.0%	$427,384	100.0%	$1,329,755	100.0%	$1,262,426	100.0%

For the thirteen weeks ended May 25, 2019, the percentage of revenues recognized over time as the services are performed was 95.8% of Core Laundry Operations revenues and 80.1% of Specialty Garments revenues. For the thirty-nine weeks ended May 25, 2019, the percentage of revenues recognized over time as the services are performed was 95.5% of Core Laundry Operations revenues and 82.0% of Specialty Garments revenues. See Note 16 “Segment Reporting” for additional details of segment definitions. During the thirteen weeks ended May 25, 2019, 4.2% of Core Laundry Operations revenues, 19.9% of Specialty Garments revenues and 100% of First Aid revenues were recognized at a point in time, which generally occurs when the goods are transferred to the customer. During the thirty-nine weeks ended May 25, 2019, 4.5% of Core Laundry Operations revenues, 18.0% of Specialty Garments revenues and 100% of First Aid revenues were recognized at a point in time, which generally occurs when the goods are transferred to the customer.

Revenue Recognition Policy

Approximately 91.0% of the Company’s revenues are derived from fees for route servicing of Core Laundry Operations, Specialty Garments, and First Aid performed by the Company’s employees at the customer’s location of business. Revenues from the Company’s route servicing customer contracts represent a single-performance obligation. The Company recognizes these revenues over time as services are performed based on the nature of services provided and contractual rates (input method). Certain of the Company’s customer contracts, primarily within the Company’s Core Laundry Operations, include pricing terms and conditions that include components of variable consideration. The variable consideration is typically in the form of consideration due to a customer based on performance metrics specified within the contract. Specifically, some contracts contain discounts or rebates that the customer can earn through the achievement of specified volume levels. Each component of variable consideration is earned based on the Company’s actual performance during the measurement period specified within the contract. To determine the transaction price, the Company estimates the variable consideration using the most likely amount method, based on the specific contract provisions and known performance results during the relevant measurement period. When determining if variable consideration should be constrained, the Company considers whether factors outside its control could result in a significant reversal of revenue. In making these assessments, the Company considers the likelihood and magnitude of a potential reversal. The Company’s performance period generally corresponds with the monthly invoice period. No significant constraints on the Company’s revenue recognition were applied during the thirteen or thirty-nine weeks ended May 25, 2019. The Company reassesses these estimates during each reporting period. The Company maintains a liability for these discounts and rebates within accrued liabilities on the consolidated balance sheets. Variable consideration also includes consideration paid to a customer at the beginning of a contract. The Company capitalizes this consideration and amortizes it over the life of the contract as a reduction to revenue in accordance with the updated accounting guidance for revenue recognition. These assets are included in other assets on the consolidated balance sheets.

Costs to Obtain a Contract

The Company defers commission expenses paid to its employee-partners when the commissions are deemed to be incremental for obtaining the route servicing customer contract. The deferred commissions are amortized on a straight-line basis over the expected period of benefit. The Company reviews the deferred commission balances for impairment on an ongoing basis. Deferred commissions are classified as current or noncurrent based on the timing of when the Company expects to recognize the expense. The current portion is included in prepaid expenses and other current assets and the non-current portion is included in other assets on the Company’s consolidated balance sheets. As of May 25, 2019, the current and non-current assets related to deferred commissions totaled $10.8 million and $46.2 million, respectively. During the thirteen and thirty-nine weeks ended May 25, 2019, the Company recorded $3.0 million and $8.7 million, respectively, of amortization expense related to deferred commissions. This expense is classified in selling and administrative expenses on the consolidated statements of income.

4. Business Acquisitions

During the thirty-nine weeks ended May 25, 2019, the Company completed four business acquisitions with an aggregate purchase price of approximately $3.0 million. The initial allocations of the purchase prices are incomplete with respect to certain assets acquired. The results of operations of these acquisitions have been included in the Company’s consolidated financial results since their respective acquisition dates. These acquisitions were not significant in relation to the Company’s consolidated financial results and, therefore, pro-forma financial information has not been presented.

5. Fair Value Measurements

The assets or liabilities measured at fair value on a recurring basis are summarized in the tables below (in thousands):

	As of May 25, 2019
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents	$212,559	$—	$—	$212,559
Pension plan assets	—	5,935	—	5,935
Foreign currency forward contracts	—	330	—	330
Total assets at fair value	$212,559	$6,265	$—	$218,824

	As of August 25, 2018
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents	$103,190	$—	$—	$103,190
Pension plan assets	—	6,325	—	6,325
Foreign currency forward contracts	—	127	—	127
Total assets at fair value	$103,190	$6,452	$—	$109,642

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

The Company’s foreign currency forward contracts represent contracts the Company has entered into to exchange Canadian dollars for U.S. dollars at fixed exchange rates in order to manage its exposure related to certain forecasted Canadian dollar denominated sales of one of its subsidiaries. These contracts are included in prepaid expenses and other current assets and other long-term assets as of May 25, 2019 and August 25, 2018. The fair value of the forward contracts is based on similar exchange traded derivatives and are, therefore, included within Level 2 of the fair value hierarchy.

6. Derivative Instruments and Hedging Activities

As of May 25, 2019, the Company had forward contracts with a notional value of approximately 10.7 million CAD outstanding and recorded the fair value of the contracts of $0.2 million in other long-term assets and $0.1 million in prepaid expenses and other current assets with a corresponding decrease in accumulated other comprehensive loss of $0.2 million, which was recorded net of tax. During the thirty-nine weeks ended May 25, 2019, the Company reclassified $0.1 million from accumulated other comprehensive loss to revenue, related to the derivative financial instruments. The gain on these forward contracts that resulted in a decrease to accumulated other comprehensive loss as of May 25, 2019 is expected to be reclassified to revenues prior to its maturity on February 25, 2022.

7. Employee Benefit Plans

Defined Contribution Retirement Savings Plan

The Company has a defined contribution retirement savings plan with a 401(k) feature for all eligible U.S. and Canadian employees not under collective bargaining agreements. The Company matches a portion of the employee’s contribution and may make an additional contribution at its discretion. Contributions charged to expense under the plan for the thirteen weeks ended May 25, 2019 and May 26, 2018 were $5.8 million and $5.4 million, respectively. Contributions charged to expense under the plan for the thirty-nine weeks ended May 25, 2019 and May 26, 2018 were $14.6 million and $13.5 million, respectively.

Pension Plans and Supplemental Executive Retirement Plans

The Company maintains an unfunded Supplemental Executive Retirement Plan for certain eligible employees of the Company and two frozen non-contributory defined benefit pension plans. The amounts charged to expense related to these plans for the thirteen weeks ended May 25, 2019 and May 26, 2018 were $0.5 million and $0.6 million, respectively. The amounts charged to expense related to these plans for the thirty-nine weeks ended May 25, 2019 and May 26, 2018 were $1.6 million and $1.9 million, respectively.

8. Income Per Share

The Company calculates income per share by allocating income to its unvested participating securities as part of its income per share calculations. The following table sets forth the computation of basic income per share using the two-class method for amounts attributable to the Company’s shares of Common Stock and Class B Common Stock (in thousands, except per share data):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	May 25, 2019	May 26, 2018	May 25, 2019	May 26, 2018
Net income available to shareholders	$47,220	$36,359	$133,146	$128,943
Allocation of net income for Basic:
Common Stock	$39,563	$30,034	$111,626	$104,324
Class B Common Stock	7,657	6,325	21,520	24,619
	$47,220	$36,359	$133,146	$128,943
Weighted average number of shares for Basic:
Common Stock	15,341	15,446	15,400	15,463
Class B Common Stock	3,710	4,087	3,710	4,573
	19,051	19,533	19,110	20,036
Income per share for Basic:
Common Stock	$2.58	$1.94	$7.25	$6.75
Class B Common Stock	$2.06	$1.55	$5.80	$5.38

The Company is required to calculate diluted income per share for Common Stock using the more dilutive of the following two methods:

•	The treasury stock method; or
•	The two-class method assuming a participating security is not exercised or converted.

For the thirteen and thirty-nine weeks ended May 25, 2019, the Company’s diluted income per share assumes the conversion of all vested Class B Common Stock into Common Stock and uses the two-class method for its unvested participating shares. The following table sets forth the computation of diluted income per share of Common Stock for the thirteen and thirty-nine weeks ended May 25, 2019 (in thousands, except per share data):

	Thirteen Weeks Ended May 25, 2019			Thirty-Nine Weeks Ended May 25, 2019
	Earnings to Common Shareholders	Common Shares	Income Per Share	Earnings to Common Shareholders	Common Shares	Income Per Share
As reported - Basic	$39,563	15,341	$2.58	$111,626	15,400	$7.25
Add: effect of dilutive potential common shares
Share-Based Awards	—	117		—	110
Class B Common Stock	7,657	3,710		21,520	3,710
As reported – Diluted	$47,220	19,168	$2.46	$133,146	19,220	$6.93

Share-based awards that would result in the issuance of 797 shares of Common Stock were excluded from the calculation of diluted income per share for the thirteen weeks ended May 25, 2019 because they were anti-dilutive. Share-based awards that would result in the issuance of 909 shares of Common Stock were excluded from the calculation of diluted income per share for the thirty-nine weeks ended May 25, 2019 because they were anti-dilutive.

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

The components of inventory as of May 25, 2019 and August 25, 2018 were as follows (in thousands):

	May 25, 2019	August 25, 2018
Raw materials	$20,362	$18,508
Work in process	2,518	3,271
Finished goods	72,041	68,397
Total inventories	$94,921	$90,176

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

The changes in the carrying amount of goodwill are as follows (in thousands):

Balance as of August 25, 2018	$397,422
Goodwill recorded during the period	$1,879
Other	(155)
Balance as of May 25, 2019	$399,146

During fiscal 2019, the Company reclassified $11.6 million of software from property, plant and equipment, net to other intangible assets. Intangible assets information as of August 25, 2018 has been recast in the table that follows, to reflect this change.

Intangible assets, net in the Company’s accompanying Consolidated Balance Sheets are as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
May 25, 2019
Customer contracts	$220,985	$161,736	$59,249
Software	47,302	33,813	13,489
Other intangible assets	35,000	32,551	2,449
	$303,287	$228,100	$75,187
August 25, 2018
Customer contracts	$220,303	$152,985	$67,318
Software	41,885	30,305	11,580
Other intangible assets	35,030	31,444	3,586
	$297,218	$214,734	$82,484

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

A reconciliation of the Company’s asset retirement liability for the thirty-nine weeks ended May 25, 2019 was as follows (in thousands):

May 25, 2019
Beginning balance as of August 25, 2018	$13,668
Accretion expense	647
Effect of exchange rate changes	(106)
Change in estimate	(1,705)
Ending balance as of May 25, 2019	$12,504

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

There is usually a range of reasonable estimates of the costs associated with each site. In accordance with U.S. GAAP, the Company’s accruals reflect the amount within the range that it believes is the best estimate or the low end of a range of estimates if no point within the range is a better estimate. Where it believes that both the amount of a particular liability and the timing of the payments are reliably determinable, the Company adjusts the cost in current dollars using a rate of 3% for inflation until the time of expected payment and discounts the cost to present value using current risk-free interest rates. As of May 25, 2019, the risk-free interest rates utilized by the Company ranged from 2.3% to 2.8%.

For environmental liabilities that have been discounted, the Company includes interest accretion, based on the effective interest method, in selling and administrative expenses on the Consolidated Statements of Income. The changes to the Company’s environmental liabilities for the thirty-nine weeks ended May 25, 2019 were as follows (in thousands):

May 25, 2019
Beginning balance as of August 25, 2018	$25,486
Costs incurred for which reserves had been provided	(828)
Insurance proceeds	110
Interest accretion	566
Change in discount rates	479
Balance as of May 25, 2019	$25,813

Anticipated payments and insurance proceeds of currently identified environmental remediation liabilities as of May 25, 2019, for the next five fiscal years and thereafter, as measured in current dollars, are reflected below.

(In thousands)	2019	2020	2021	2022	2023	Thereafter	Total
Estimated costs – current dollars	$8,666	$2,122	$1,635	$1,272	$1,175	$12,135	$27,005
Estimated insurance proceeds	(62)	(159)	(173)	(159)	(173)	(829)	(1,555)
Net anticipated costs	$8,604	$1,963	$1,462	$1,113	$1,002	$11,306	$25,450
Effect of inflation							7,855
Effect of discounting							(7,492)
Balance as of May 25, 2019							$25,813

Estimated insurance proceeds are primarily received from an annuity received as part of a legal settlement with an insurance company. Annual proceeds of approximately $0.3 million are deposited into an escrow account which funds remediation and monitoring costs for two sites related to former operations in Williamstown, Vermont. Annual proceeds received but not expended in the current year accumulate in this account and may be used in future years for costs related to this site through the year 2027. As of May 25, 2019, the balance in this escrow account, which is held in a trust and is not recorded in the Company’s accompanying Consolidated Balance Sheet, was approximately $4.2 million. Also included in estimated insurance proceeds are amounts the Company is entitled to receive pursuant to legal settlements as reimbursements from three insurance companies for estimated costs at the site in Uvalde, Texas.

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

U.S. Tax Reform

The Tax Cuts and Jobs Act (the “Act”), enacted on December 22, 2017, among other matters, reduced the U.S. federal corporate income tax rate from 35.0% to 21.0%, required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and created new taxes on certain foreign sourced earnings.

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

As a result of the Act, U.S. corporations are subject to lower income tax rates. For the thirteen and thirty-nine weeks ended May 25, 2019, the statutory tax rate for the periods was 21.0% compared to the applicable blended statutory tax rate of 25.9% for the corresponding periods in the prior year.

During the second quarter of fiscal 2019, the Company completed its accounting for the tax effects of enactment of the Act as required by SAB 118. There were no changes from the provisional calculation as recorded through August 25, 2018 to the final calculation.

Deferred tax assets and liabilities

The Company recorded a final net reduction of its deferred tax liabilities of $22.6 million for the year ended August 25, 2018 related to the Act, as compared to the Company’s initial provisional net reduction of $22.7 million as of May 26, 2018. The Act resulted in a tax benefit pertaining to the re-measurement of certain U.S. deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21.0%, partially offset by executive compensation deduction disallowances.

Effective tax rate

The Company’s effective tax rate for the thirteen weeks ended May 25, 2019 of 23.5% was generally consistent with 23.9% for the corresponding period in the prior year. The lower statutory tax rate in the thirteen weeks ended May 25, 2019 compared to the corresponding period in the prior year was primarily offset by a discrete benefit of $1.5 million related to tax credits.

The Company’s effective tax rate for the thirty-nine weeks ended May 25, 2019 was 24.8% compared to 10.7% for the corresponding period in the prior year. The increase in the effective tax rate was primarily due to the impact of the Act, which required us to remeasure our U.S net deferred income tax liabilities in the second quarter of fiscal 2018.  The benefit of $22.7 million associated with the reduction in the U.S net deferred income tax liabilities was partially offset by a one-time transition tax of $2.5 million for the deemed repatriation of our foreign earnings.

Foreign tax effects

The one-time transition tax is based on the Company’s total post-1986 earnings and profits (E&P), which were previously deferred from U.S. income taxes, resulting in an increase in income tax expense of $2.5 million in the fiscal year ended August 25, 2018.

The Act subjects a U.S. shareholder to tax on GILTI, defined below, earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income (“GILTI”), states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. The Company will account for GILTI in the year the tax is incurred as a period cost.

Uncertain tax positions

The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense, which is consistent with the recognition of these items in prior reporting periods. During the thirteen and thirty-nine weeks ended May 25, 2019, there were no material changes in the amount of unrecognized tax benefits or the amount accrued for interest and penalties.

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

14. Long-Term Debt

The Company has a $250 million unsecured revolving credit agreement (the “Credit Agreement”) with a syndicate of banks, which matures on April 11, 2021. Under the Credit Agreement, the Company is able to borrow funds at variable interest rates based on, at the Company’s election, the Eurodollar rate or a base rate, plus in each case a spread based on the Company’s consolidated funded debt ratio. Availability of credit requires compliance with certain financial and other covenants, including a maximum consolidated funded debt ratio and minimum consolidated interest coverage ratio as defined in the Credit Agreement. The Company tests its compliance with these financial covenants on a fiscal quarterly basis. As of May 25, 2019, the interest rates applicable to the Company’s borrowings under the Credit Agreement would be calculated as LIBOR plus 75 basis points at the time of the respective borrowing. As of May 25, 2019, the Company had no outstanding borrowings and had outstanding letters of credit amounting to $71.8 million, leaving $178.2 million available for borrowing under the Credit Agreement.

As of May 25, 2019, the Company was in compliance with all covenants under the Credit Agreement.

15. Accumulated Other Comprehensive Loss

The changes in each component of accumulated other comprehensive loss, net of tax, for the thirteen and thirty-nine weeks ended May 25, 2019 and May 26, 2018 were as follows (in thousands):

	Thirteen Weeks Ended May 25, 2019
	Foreign Currency Translation	Pension- related (1)	Derivative Financial Instruments (1)	Total Accumulated Other Comprehensive Loss
Balance as of February 23, 2019	$(21,980)	$(4,135)	$109	$(26,006)
Other comprehensive income (loss) before reclassification	(2,649)	—	184	(2,465)
Amounts reclassified from accumulated other comprehensive loss	—	—	(46)	(46)
Net current period other comprehensive (loss) income	(2,649)	—	138	(2,511)
Balance as of May 25, 2019	$(24,629)	$(4,135)	$247	$(28,517)

	Thirty-Nine Weeks Ended May 25, 2019
	Foreign Currency Translation	Pension- related (1)	Derivative Financial Instruments (1)	Total Accumulated Other Comprehensive Loss
Balance as of August 25, 2018	$(21,116)	$(4,135)	$92	$(25,159)
Other comprehensive (loss) income before reclassification	(3,513)	—	277	(3,236)
Amounts reclassified from accumulated other comprehensive loss	—	—	(122)	(122)
Net current period other comprehensive (loss) income	(3,513)	—	155	(3,358)
Balance as of May 25, 2019	$(24,629)	$(4,135)	$247	$(28,517)

	Thirteen Weeks Ended May 26, 2018
	Foreign Currency Translation	Pension- related (1)(2)	Derivative Financial Instruments (1)	Total Accumulated Other Comprehensive Loss
Balance as of February 24, 2018	$(16,695)	$(6,669)	$(36)	$(23,400)
Other comprehensive (loss) income before reclassification	(3,931)	—	106	(3,825)
Amounts reclassified from accumulated other comprehensive loss	—	—	(34)	(34)
Net current period other comprehensive (loss) income	(3,931)	—	72	(3,859)
Balance as of May 26, 2018	$(20,626)	$(6,669)	$36	$(27,259)

	Thirty-Nine Weeks Ended May 26, 2018
	Foreign Currency Translation	Pension- related (1)(2)	Derivative Financial Instruments (1)	Total Accumulated Other Comprehensive Loss
Balance as of August 26, 2017	$(15,932)	$(5,477)	$(109)	$(21,518)
Other comprehensive (loss) income before reclassification	(4,694)	—	165	(4,529)
Amounts reclassified from accumulated other comprehensive loss	—	(1,192)	(20)	(1,212)
Net current period other comprehensive (loss) income	(4,694)	(1,192)	145	(5,741)
Balance as of May 26, 2018	$(20,626)	$(6,669)	$36	$(27,259)

(1)	Amounts are shown net of tax.
(2)	Activity represents the impact of the adoption of ASU 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”.

Amounts reclassified from accumulated other comprehensive loss, net of tax, for the thirteen and thirty-nine weeks ended May 25, 2019 and May 26, 2018 were as follows (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	May 25, 2019	May 26, 2018	May 25, 2019	May 26, 2018
Pension benefit liabilities, net:
Tax effect reclass (a)	$—	$—	$—	$(1,192)
Total, net of tax	—	—	—	(1,192)
Derivative financial instruments, net:
Forward contracts (b)	(46)	(34)	(122)	(20)
Total, net of tax	(46)	(34)	(122)	(20)
Total amounts reclassified, net of tax	$(46)	$(34)	$(122)	$(1,212)

(a)	Activity represents the impact of the adoption of ASU 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”.
(b)	Amounts included in revenues in the accompanying Consolidated Statements of Income.

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

The Company refers to the U.S. and Canadian Rental and Cleaning, MFG, and Corporate reporting segments combined as its “Core Laundry Operations,” which is included as a subtotal in the following tables (in thousands):

Thirteen weeks ended	U.S. and Canadian Rental and Cleaning	MFG	Net Interco MFG Elim	Corporate	Subtotal Core Laundry Operations	Specialty Garments	First Aid	Total
May 25, 2019
Revenues	$391,128	$58,596	$(58,573)	$8,630	$399,781	$37,313	$16,626	$453,720
Operating income (loss)	$70,474	$18,684	$3,115	$(38,830)	$53,443	$5,368	$1,401	$60,212
Interest income, net	$(1,008)	$—	$—	$(1,285)	$(2,293)	$—	$—	$(2,293)
Income (loss) before taxes	$71,480	$18,606	$3,116	$(37,975)	$55,227	$5,072	$1,401	$61,700
May 26, 2018
Revenues	$369,814	$61,331	$(61,300)	$9,226	$379,071	$34,060	$14,253	$427,384
Operating income (loss)	$51,981	$21,911	$(1,499)	$(32,420)	$39,973	$5,589	$1,525	$47,087
Interest income, net	$(945)	$—	$—	$(244)	$(1,189)	$—	$—	$(1,189)
Income (loss) before taxes	$52,929	$21,946	$(1,499)	$(32,203)	$41,173	$5,094	$1,525	$47,792

Thirty-nine weeks ended
May 25, 2019
Revenues	$1,157,392	$187,120	$(187,045)	$27,199	$1,184,666	$101,506	$43,583	$1,329,755
Operating income (loss)	$189,807	$63,576	$415	$(96,460)	$157,338	$12,073	$3,673	$173,084
Interest income, net	$(3,113)	$—	$—	$(2,894)	$(6,007)	$—	$—	$(6,007)
Income (loss) before taxes	$192,899	$63,322	$415	$(94,710)	$161,926	$11,455	$3,673	$177,054
May 26, 2018
Revenues	$1,103,718	$185,045	$(184,957)	$28,016	$1,131,822	$89,496	$41,108	$1,262,426
Operating income (loss)	$155,295	$67,892	$(9,033)	$(89,739)	$124,415	$12,866	$3,669	$140,950
Interest income, net	$(2,988)	$—	$—	$(907)	$(3,895)	$—	$—	$(3,895)
Income (loss) before taxes	$158,295	$67,830	$(9,033)	$(88,816)	$128,276	$12,448	$3,669	$144,393

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

During the thirteen and thirty-nine weeks ended May 25, 2019, the Company repurchased 99,500 and 144,500 shares, respectively, for an average price per share of $147.47 and $145.01, respectively.

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

Results of Operations

The following table presents certain selected financial data, including the percentage of revenues represented by each item, for the thirteen and thirty-nine weeks ended May 25, 2019 and May 26, 2018.

	Thirteen Weeks Ended					Thirty-Nine Weeks Ended
(In thousands, except percentages)	May 25, 2019	% of Revenues	May 26, 2018	% of Revenues	% Change	May 25, 2019	% of Revenues	May 26, 2018	% of Revenues	% Change
Revenues	$453,720	100.0%	$427,384	100.0%	6.2%	$1,329,755	100.0%	$1,262,426	100.0%	5.3%
Operating expenses:
Cost of revenues (1)	279,900	61.7	267,146	62.5	4.8	838,621	63.1	786,196	62.3	6.7
Selling and administrative expenses (1)	88,207	19.4	88,350	20.7	(0.2)	242,487	18.2	264,508	21.0	(8.3)
Depreciation and amortization	25,401	5.6	24,801	5.8	2.4	75,563	5.7	70,772	5.6	6.8
Total operating expenses	393,508	86.7	380,297	89.0	3.5	1,156,671	87.0	1,121,476	88.8	3.1
Operating income	60,212	13.3	47,087	11.0	27.9	173,084	13.0	140,950	11.2	22.8
Other income, net	(1,488)	(0.3)	(705)	(0.2)	111.1	(3,970)	(0.3)	(3,443)	(0.3)	15.3
Income before income taxes	61,700	13.6	47,792	11.2	29.1	177,054	13.3	144,393	11.4	22.6
Provision for income taxes	14,480	3.2	11,433	2.7	26.7	43,908	3.3	15,450	1.2	184.2
Net income	$47,220	10.4%	$36,359	8.5%	29.9%	$133,146	10.0%	$128,943	10.2%	3.3%

(1)	Exclusive of depreciation on our property, plant and equipment and amortization on our intangible assets.

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

Our business is subject to various state and federal regulations, including employment laws and regulations, minimum wage requirements, overtime requirements, working condition requirements, citizenship requirements, healthcare insurance mandates and other laws and regulations that impact our labor costs. We expect that our labor costs will rise during the remainder of fiscal 2019 as a result of increases in state and local minimum wage levels as well as the overall impact of wage pressure as the result of a low unemployment environment.

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

During the thirteen and thirty-nine weeks ended May 25, 2019, we repurchased 99,500 and 144,500 shares, respectively, for an average price per share of $147.47 and $145.01, respectively.

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

In our fourth fiscal quarter of 2018, we initiated a multiyear CRM project to further develop, implement and deploy a third-party application we licensed. This new solution is intended to improve functionality, capability and information flow as well as increase automation in servicing our customers. As of May 25, 2019, we have capitalized $7.9 million related to our new CRM project.

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

A portion of our sales is derived from international markets, including Canada. Revenues denominated in currencies other than the U.S. dollar represented approximately 7.9% and 7.8% of total consolidated revenues for the thirteen and thirty-nine weeks ended May 25, 2019, respectively. Revenues denominated in currencies other than the U.S. dollar represented approximately 8.3% and 8.1% of total consolidated revenues for the thirteen and thirty-nine weeks ended May 26, 2018, respectively. The operating results of our international subsidiaries are translated into U.S. dollars and such results are affected by movements in foreign currencies relative to the U.S. dollar. In addition, fluctuations in the Canadian dollar may have an effect on the margins of our Canadian business because a weaker Canadian dollar will increase the cost of merchandise and other operational inputs that are sourced from outside of Canada. Our operating results in future years could be negatively impacted by any devaluation, as compared to the U.S. dollar, of the Canadian dollar or any of the currencies of the other countries in which we operate.

Thirteen weeks ended May 25, 2019 compared with thirteen weeks ended May 26, 2018

Revenues

(In thousands, except percentages)	May 25, 2019	May 26, 2018	Dollar Change	Percent Change
Core Laundry Operations	$399,781	$379,071	$20,710	5.5%
Specialty Garments	37,313	34,060	3,253	9.6%
First Aid	16,626	14,253	2,373	16.6%
Consolidated total	$453,720	$427,384	$26,336	6.2%

The increase in our consolidated revenues was primarily from our Core Laundry Operations. Excluding the effect of a weaker Canadian dollar, which unfavorably impacted our growth by 0.3%, organic growth for our Core Laundry Operations was 5.8%. Organic growth consists primarily of new sales, pricing adjustments, and net changes in the wearer levels at our existing customers, offset by lost accounts. During the quarter, our organic growth rate benefited from solid new account sales, slightly fewer lost accounts as compared to the prior year comparable period as well as the impact of certain pricing adjustments and increases in merchandise recovery charges.

Specialty Garments’ results are often affected by seasonality and the timing and length of its customers’ power reactor outages as well as its project-based activities. The increase in Specialty Garments revenue was due primarily to the positive effect of acquisitions of 7.6% and organic growth of 3.6%, partially offset by the impact of foreign exchange fluctuations on the segment’s Canadian and European operations.

First Aid revenue increased 16.6% during the thirteen weeks ended May 25, 2019 compared to the same period in the prior year due primarily to the expansion of the First Aid van business into additional geographies as well as the benefit from three acquisitions that occurred during the third quarter of fiscal 2019.

Cost of Revenues

(In thousands, except percentages)	May 25, 2019	May 26, 2018	Dollar Change	Percent Change
Cost of revenues
Core Laundry Operations	$244,576	$236,173	$8,403	3.6%
Specialty Garments	24,318	21,392	2,926	13.7%
First Aid	11,006	9,581	1,425	14.9%
Consolidated total	$279,900	$267,146	$12,754	4.8%

Cost of revenues as a percentage of revenues was 61.7% in the thirteen weeks ended May 25, 2019 as compared to 62.5% in the prior year comparable period.

Our Core Laundry Operations cost of revenues as a percentage of revenues decreased to 61.2% in the thirteen weeks ended May 25, 2019 from 62.3% in the prior year comparable period. This decrease was due primarily to lower production and service and delivery payroll costs. These decreases were partially offset by higher merchandise costs.

Our Specialty Garments costs of revenues as a percentage of revenues was 65.2% in the thirteen weeks ended May 25, 2019 as compared to 62.8% in the prior year comparable period. The increase in cost of revenues was due primarily to higher production and merchandise costs related to acquisitions in the second half of fiscal 2018 as well as higher expenses related to workers’ compensation and auto claims. These increases were partially offset by lower production and service payroll costs as a percentage of revenue.

Our First Aid costs of revenues as a percentage of revenues was 66.2% in the thirteen weeks ended May 25, 2019 as compared to 67.2% in the prior year comparable period. The increase in cost of revenues was due primarily to the expansion of the First Aid van business into additional geographies.

Selling and Administrative Expenses

(In thousands, except percentages)	May 25, 2019	May 26, 2018	Dollar Change	Percent Change
Selling and administrative expenses	$88,207	$88,350	$(143)	(0.2)%
% of Revenues	19.4%	20.7%

The decrease in our selling and administrative costs as a percentage of revenues in the thirteen weeks ended May 25, 2019 as compared to the prior year comparable period was due primarily to lower healthcare claims, the capitalization of internal labor costs beginning in the fourth quarter of fiscal 2018 related to the development of the new CRM project that we initiated in fiscal 2018, and the deferral of commission costs upon the adoption of new revenue accounting guidance in the thirteen weeks ended May 25, 2019.

Depreciation and Amortization

(In thousands, except percentages)	May 25, 2019	May 26, 2018	Dollar Change	Percent Change
Depreciation and amortization	$25,401	$24,801	$600	2.4%
% of Revenues	5.6%	5.8%

Depreciation and amortization expense increased in the thirteen weeks ended May 25, 2019 as compared to the prior year comparable period due primarily to higher capital expenditures placed in service over the past several quarters.

Operating Income

For the thirteen weeks ended May 25, 2019 and May 26, 2018, changes in our revenues and costs as discussed above resulted in the following changes in our operating income and operating income margin:

(In thousands, except percentages)	May 25, 2019	May 26, 2018	Dollar Change	Percent Change
Operating income	$60,212	$47,087	$13,125	27.9%
Operating income margin	13.3%	11.0%

Other Income, net

(In thousands, except percentages)	May 25, 2019	May 26, 2018	Dollar Change	Percent Change
Interest income, net	$(2,293)	$(1,189)	$(1,104)	92.9%
Other expense, net	805	484	321	66.3%
Total other income, net	$(1,488)	$(705)	$(783)	111.1%

The increase in other income, net during the thirteen weeks ended May 25, 2019 as compared to the prior year comparable period was due primarily to higher interest income from higher interest rates. This was partially offset by an increase in other expense from the adoption of new accounting guidance that resulted in the presentation of periodic pension costs amounting to $0.4 million in other income, net in the thirteen weeks ended May 25, 2019 that was presented in selling and administrative expenses in the prior year period.

Provision for Income Taxes

(In thousands, except percentages)	May 25, 2019	May 26, 2018	Dollar Change	Percent Change
Provision for income taxes	$14,480	$11,433	$3,047	26.7%
Effective income tax rate	23.5%	23.9%

The decrease in our effective tax rate for the thirteen weeks ended May 25, 2019 as compared to the prior year comparable period was due primarily to the impact of the Act, which lowered the U.S. federal corporate income tax rates as of January 1, 2018 to 21.0% from 35.0%. Our U.S federal corporate income tax rate in thirteen weeks ended May 25, 2019 was 21.0% compared to a blended rate of 25.9% in the prior year comparable period.  The lower U.S. federal corporate income tax rate in the thirteen weeks ended May 25, 2019 was partially offset by a discrete benefit of $1.5 million related to tax credits in the prior year comparable period. For additional information pertaining to income taxes and the Act, please refer to Note 13, “Income Taxes” to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Thirty-nine weeks ended May 25, 2019 compared with thirty-nine weeks ended May 26, 2018

Revenues

(In thousands, except percentages)	May 25, 2019	May 26, 2018	Dollar Change	Percent Change
Core Laundry Operations	$1,184,666	$1,131,822	$52,844	4.7%
Specialty Garments	101,506	89,496	12,010	13.4%
First Aid	43,583	41,108	2,475	6.0%
Consolidated total	$1,329,755	$1,262,426	$67,329	5.3%

The increase in our consolidated revenues for the thirty-nine weeks ended May 25, 2019 was primarily from our Core Laundry Operations. Excluding the positive effect of acquisitions, which we estimate increased our revenues in Core Laundry Operations by approximately 0.4%, as well as a slightly weaker Canadian dollar, which unfavorably impacted our growth by 0.3%, organic growth for our Core Laundry Operations was 4.6%. Organic growth consists primarily of new sales, pricing adjustments, and net changes in the wearer levels at our existing customers, offset by lost accounts. During the thirty-nine weeks ended May 25, 2019, our organic growth rate benefited from solid new account sales, slightly fewer lost accounts as compared to the prior year comparable period as well as the impact of certain pricing adjustments and increases in merchandise recovery charges.

Specialty Garments’ results are often affected by seasonality and the timing and length of its customers’ power reactor outages as well as its project-based activities. Excluding the positive effect of acquisitions, which we estimate increased our revenues in the Specialty Garments segment for the first nine months of fiscal 2019 by approximately 9.7%, the improvement in results in the Specialty Garments segment for the thirty-nine weeks ended May 25, 2019 compared to the comparable period of fiscal 2018 was primarily due to increased outages and project-based activity at the segment’s Canadian nuclear customers as well as solid growth from the cleanroom division.

First Aid revenue increased 6.0% during the thirty-nine weeks ended May 25, 2019 compared to the same period in the prior year due primarily to the expansion of the First Aid van business into additional geographies as well as the benefit from four acquisitions that occurred during the thirty-nine weeks ended May 25, 2019.

Cost of Revenues

(In thousands, except percentages)	May 25, 2019	May 26, 2018	Dollar Change	Percent Change
Cost of revenues
Core Laundry Operations	$741,884	$701,679	$40,205	5.7%
Specialty Garments	67,547	56,599	10,948	19.3%
First Aid	29,190	27,918	1,272	4.6%
Consolidated total	$838,621	$786,196	$52,425	6.7%

Cost of revenues as a percentage of revenues was 63.1% for the thirty-nine weeks ended May 25, 2019 as compared to 62.3% in the prior year comparable period.

Our Core Laundry Operations cost of revenues as a percentage of revenues increased to 62.6% for the thirty-nine weeks ended May 25, 2019 from 62.0% in the prior year comparable period. This increase was due primarily to higher merchandise and service and delivery payroll costs. These increases were partially offset by lower healthcare claims.

Our Specialty Garments costs of revenues as a percentage of revenues was 66.5% in the thirty-nine weeks ended May 25, 2019 as compared to 63.2% in the prior year comparable period. The increase in cost of revenues was due primarily to higher production and merchandise costs related to acquisitions in the second half of fiscal 2018 as well as higher expenses related to workers’ compensation and auto claims. These increases were partially offset by lower healthcare claims.

Our First Aid costs of revenues as a percentage of revenues was 67.0% in the thirty-nine weeks ended May 25, 2019 as compared to 67.9% in the prior year comparable period. The increase in cost of revenues was due primarily to the expansion of the First Aid van business into additional geographies.

Selling and Administrative Expenses

(In thousands, except percentages)	May 25, 2019	May 26, 2018	Dollar Change	Percent Change
Selling and administrative expenses	$242,487	$264,508	$(22,021)	(8.3)%
% of Revenues	18.2%	21.0%

The decrease in our selling and administrative costs as a percentage of revenues for the thirty-nine weeks ended May 25, 2019 as compared to the prior year comparable period was due primarily to a gain of $21.1 million in the thirty-nine weeks ended May 25, 2019 related to the settlement agreement with the lead contractor for the version of the CRM system with respect to which we recorded a $55.8 million impairment charge in fiscal 2017. Also contributing to the decrease was a gain of $3.0 million from the settlement of environmental litigation in the first quarter of fiscal 2019, lower healthcare claims, the capitalization of internal labor costs beginning in the fourth quarter of fiscal 2018 related to the development of the new CRM project we initiated in fiscal 2018, and the deferral of commission costs upon the adoption of new revenue accounting guidance in the thirty-nine weeks ended May 25, 2019. These decreases to selling and administrative costs were partially offset by increased expense related to the effect of interest rate fluctuations on our environmental contingency accruals as well as increases in advertising costs, sales incentive costs and recruitment costs.

Depreciation and Amortization

(In thousands, except percentages)	May 25, 2019	May 26, 2018	Dollar Change	Percent Change
Depreciation and amortization	$75,563	$70,772	$4,791	6.8%
% of Revenues	5.7%	5.6%

Depreciation and amortization expense increased in the thirty-nine weeks ended May 25, 2019 as compared to the prior year comparable period due primarily to higher capital expenditures placed in service over the past several quarters.

Operating Income

For the thirty-nine weeks ended May 25, 2019 and May 26, 2018, changes in our revenues and costs as discussed above resulted in the following changes in our operating income and operating income margin:

(In thousands, except percentages)	May 25, 2019	May 26, 2018	Dollar Change	Percent Change
Operating income	$173,084	$140,950	$32,134	22.8%
Operating income margin	13.0%	11.2%

Other Income, net

(In thousands, except percentages)	May 25, 2019	May 26, 2018	Dollar Change	Percent Change
Interest income, net	$(6,007)	$(3,895)	$(2,112)	54.2%
Other expense, net	2,037	452	1,585	350.7%
Total other income, net	$(3,970)	$(3,443)	$(527)	15.3%

The increase in other income, net during the thirty-nine weeks ended May 25, 2019 as compared to the prior year comparable period was due primarily to higher interest income from higher interest rates as well as greater amounts invested. This increase was partially offset by an increase in other expense from the adoption of new accounting guidance that resulted in the presentation of periodic pension costs amounting to $1.1 million in other income, net in the thirty-nine weeks ended May 25, 2019 that was presented in selling and administrative expenses in the prior year period.

Provision for Income Taxes

(In thousands, except percentages)	May 25, 2019	May 26, 2018	Dollar Change	Percent Change
Provision for income taxes	$43,908	$15,450	$28,458	184.2%
Effective income tax rate	24.8%	10.7%

The increase in our effective tax rate for the thirty-nine weeks ended May 25, 2019 as compared to the prior year comparable period was due primarily to the impact of the Act, which lowered the U.S. federal corporate income tax rates as of January 1, 2018 to 21.0% from 35.0%. These new rates required us to remeasure our U.S. net deferred income tax liabilities in the second quarter of fiscal 2018. Also, we were subject to a one-time transition tax for the deemed repatriation of our foreign earnings. The remeasurement of our U.S. net deferred tax liabilities and the one-time transition tax resulted in a $20.2 million net benefit to our provision for income taxes in the second quarter of fiscal 2018. For additional information pertaining to income taxes and the Act, please refer to Note 13, “Income Taxes” to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources

General

Cash, cash equivalents and short-term investments totaled $349.4 million as of May 25, 2019, an increase of $78.9 million from August 25, 2018 when the amount totaled $270.5 million. Cash, cash equivalents and short-term investments as of May 25, 2019 included $46.5 million in cash outside the United States. Our working capital was $687.6 million as of May 25, 2019 compared to $586.3 million as of August 25, 2018. We generated $199.4 million and $230.1 million in cash from operating activities in the thirty-nine weeks ended May 25, 2019 and the full fiscal year ended August 25, 2018, respectively. We believe that our current cash, cash equivalents and short-term investments balances, our cash generated from future operations and amounts available under our Credit Agreement (defined below) will be sufficient to meet our current anticipated working capital and capital expenditure requirements for at least the next 12 months.

Cash flows provided by operating activities have historically been the primary source of our liquidity. We generally use these cash flows to fund most, if not all, of our operations, capital expenditure and acquisition activities as well as dividends on our common stock and stock repurchases. We may also use cash flows provided by operating activities, as well as proceeds from loans payable and long-term debt, to fund growth and acquisition opportunities, as well as other cash requirements.

Sources and uses of cash flows for the thirty-nine weeks ended May 25, 2019 and May 26, 2018, respectively, are summarized as follows:

(In thousands, except percentages)	May 25, 2019	May 26, 2018	Percent Change
Net cash provided by operating activities	$199,440	$167,292	19.2%
Net cash used in investing activities	(90,339)	(126,055)	(28.3)%
Net cash used in financing activities	(28,787)	(150,368)	(80.9)%
Effect of exchange rate changes	(1,416)	(2,130)	(33.5)%
Net increase (decrease) in cash, cash equivalents and short-term investments	$78,898	$(111,261)	(170.9)%

Cash Provided by Operating Activities

The increase in cash provided by operating activities was due primarily to cash received of $13.0 million in the second quarter of fiscal 2019 from the settlement agreement with the lead contractor for the version of the CRM system with respect to which we recorded a $55.8 million impairment charge in fiscal 2017. Also contributing to the increase was $3.0 million from the settlement of environmental litigation in the first quarter of fiscal 2019, lower inventory purchases and rental merchandise placed in service, improved collections of trade receivables and the timing of sales tax, insurance and advertising payments. This increase was partially offset by the one-time bonus paid to our employees during the first quarter of fiscal 2019 as well as the timing of paying accounts payable and the settlement of accrued liabilities.

Cash Used in Investing Activities

The decrease in cash used in investing activities was due primarily to a decrease in cash outflows related to business acquisitions.

Cash Used in Financing Activities

The decrease in cash used in financing activities was due primarily to our $146.0 million repurchase of common stock during the thirty-nine weeks ended May 26, 2018 as compared to the $21.0 million of stock repurchases in connection with our share repurchase program we entered into during the thirty-nine weeks ended May 25, 2019. This was partially offset by our increase in the amount of dividends paid during the thirty-nine weeks ended May 25, 2019 compared to the same period in the prior year.

Long-Term Debt and Borrowing Capacity

We have a $250 million unsecured revolving credit agreement (the “Credit Agreement”) with a syndicate of banks, which matures on April 11, 2021. Under the Credit Agreement, we are able to borrow funds at variable interest rates based on, at our election, the Eurodollar rate or a base rate, plus in each case a spread based on our consolidated funded debt ratio. Availability of credit requires compliance with certain financial and other covenants, including a maximum consolidated funded debt ratio and minimum consolidated interest coverage ratio as defined in the Credit Agreement. We test our compliance with these financial covenants on a fiscal quarterly basis. As of May 25, 2019, the interest rates applicable to our borrowings under the Credit Agreement would be calculated as LIBOR plus 75 basis points at the time of the respective borrowing. As of May 25, 2019, we had no outstanding borrowings and had outstanding letters of credit amounting to $71.8 million, leaving $178.2 million available for borrowing under the Credit Agreement.

As of May 25, 2019, we were in compliance with all covenants under the Credit Agreement.

Derivative Instruments and Hedging Activities

In June 2018, we entered into twelve forward contracts to exchange CAD for U.S. dollars at fixed exchange rates in order to manage our exposure related to certain forecasted CAD denominated sales of one of our subsidiaries. The hedged transactions are specified as the first amount of CAD denominated revenues invoiced by one of our domestic subsidiaries each fiscal quarter, beginning in the third fiscal quarter of 2019 and continuing through the second fiscal quarter of 2022. In total, we will sell approximately 10.7 million CAD at an average Canadian-dollar exchange rate of 0.7814 over these quarterly periods. We concluded that the forward contracts met the criteria to qualify as a cash flow hedge under U.S. GAAP.

As of May 25, 2019, we had forward contracts with a notional value of approximately 10.7 million CAD outstanding and recorded the fair value of the contracts of $0.2 million in other long-term assets and $0.1 million in prepaid expenses and other current assets with a corresponding decrease in accumulated other comprehensive loss of $0.2 million, which was recorded net of tax. During the thirty-nine weeks ended May 25, 2019, we reclassified $0.1 million from accumulated other comprehensive loss to revenue, related to the derivative financial instruments. The gain on these forward contracts that resulted in a decrease to accumulated other comprehensive loss as of May 25, 2019 is expected to be reclassified to revenues prior to its maturity on February 25, 2022.

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

There is usually a range of reasonable estimates of the costs associated with each site. In accordance with U.S. GAAP, our accruals reflect the amount within the range that we believe is the best estimate or the low end of a range of estimates if no point within the range is a better estimate. Where we believe that both the amount of a particular liability and the timing of the payments are reliably determinable, we adjust the cost in current dollars using a rate of 3% for inflation until the time of expected payment and discount the cost to present value using current risk-free interest rates. As of May 25, 2019, the risk-free interest rates we utilized ranged from 2.3% to 2.8%.

For environmental liabilities that have been discounted, we include interest accretion, based on the effective interest method, in selling and administrative expenses on the Consolidated Statements of Income. The changes to the amounts of our environmental liabilities for the thirty-nine weeks ended May 25, 2019 were as follows (in thousands):

May 25, 2019
Beginning balance as of August 25, 2018	$25,486
Costs incurred for which reserves had been provided	(828)
Insurance proceeds	110
Interest accretion	566
Change in discount rates	479
Balance as of May 25, 2019	$25,813

Anticipated payments and insurance proceeds relating to currently identified environmental remediation liabilities as of May 25, 2019, for the next five fiscal years and thereafter, as measured in current dollars, are reflected below.

(In thousands)	2019	2020	2021	2022	2023	Thereafter	Total
Estimated costs – current dollars	$8,666	$2,122	$1,635	$1,272	$1,175	$12,135	$27,005
Estimated insurance proceeds	(62)	(159)	(173)	(159)	(173)	(829)	(1,555)
Net anticipated costs	$8,604	$1,963	$1,462	$1,113	$1,002	$11,306	$25,450
Effect of inflation							7,855
Effect of discounting							(7,492)
Balance as of May 25, 2019							$25,813

Estimated insurance proceeds are primarily received from an annuity received as part of our legal settlement with an insurance company. Annual proceeds of approximately $0.3 million are deposited into an escrow account which funds remediation and monitoring costs for two sites related to our former operations in Williamstown, Vermont. Annual proceeds received but not expended in the current year accumulate in this account and may be used in future years for costs related to this site through the year 2027. As of May 25, 2019, the balance in this escrow account, which is held in a trust and is not recorded in our Consolidated Balance Sheet, was approximately $4.2 million. Also included in estimated insurance proceeds are amounts we are entitled to receive pursuant to legal settlements as reimbursements from three insurance companies for estimated costs at the site in Uvalde, Texas.

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

Off-Balance Sheet Arrangements

As of May 25, 2019, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Securities and Exchange Commission Regulation S-K.

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

Contractual Obligations and Other Commercial Commitments

As of May 25, 2019, there were no material changes in our contractual obligations that were disclosed in our Annual Report on Form 10-K for the year ended August 25, 2018.

Recent Accounting Pronouncements

See Note 2, “Recent Accounting Pronouncements” to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for more information on recently implemented and issued accounting standards.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

We have determined that all of our foreign subsidiaries operate primarily in local currencies that represent the functional currencies of such subsidiaries. All assets and liabilities of our foreign subsidiaries are translated into U.S. dollars using the exchange rate prevailing at the balance sheet date. The effect of exchange rate fluctuations on the translation of assets and liabilities are recorded as a component of shareholders’ equity. Revenues and expenses are translated at the average exchange rates in effect during each month of the fiscal year. As such, our financial condition and operating results are affected by fluctuations in the value of the U.S. dollar as compared to currencies in foreign countries. Revenues denominated in currencies other than the U.S. dollar represented approximately 7.9% and 7.8% of total consolidated revenues for the thirteen and thirty-nine weeks ended May 25, 2019, respectively, and total assets denominated in currencies other than the U.S. dollar represented approximately 7.3% and 8.0% of total consolidated assets as of May 25, 2019 and August 25, 2018, respectively. If exchange rates had increased or decreased by 10% from the actual rates in effect during the thirteen and thirty-nine weeks ended May 25, 2019, our revenues would have increased or decreased by approximately $3.6 million and $10.4 million, respectively, and total assets as of May 25, 2019 would have increased or decreased by approximately $14.4 million.

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

As of May 25, 2019, we had forward contracts with a notional value of approximately 10.7 million CAD outstanding and recorded the fair value of the contracts of $0.2 million in other long-term assets and $0.1 million in prepaid expenses and other current assets with a corresponding decrease in accumulated other comprehensive loss of $0.2 million, which was recorded net of tax. During the thirty-nine weeks ended May 25, 2019, we reclassified $0.1 million from accumulated other comprehensive loss to revenue, related to the derivative financial instruments. The gain on these forward contracts that resulted in a decrease to accumulated other comprehensive loss as of May 25, 2019 is expected to be reclassified to revenues prior to its maturity on February 25, 2022.

Other than the forward contracts, discussed above, we do not operate a hedging program to mitigate the effect of a significant change in the value of our foreign subsidiaries functional currencies, which include the Canadian dollar, euro, British pound, Mexican peso and Nicaraguan cordoba, as compared to the U.S. dollar. Any losses or gains resulting from unhedged foreign currency transactions, including exchange rate fluctuations on intercompany accounts are reported as transaction losses (gains) in other income, net. The intercompany payables and receivables are denominated in Canadian dollars, euros, British pounds, Mexican pesos and Nicaraguan cordobas. During the thirteen weeks ended May 25, 2019, transaction losses included in other income, net were approximately $0.4 million. During the thirty-nine weeks ended May 25, 2019, transaction losses included in other income, net were approximately $1.0 million. If exchange rates had increased or decreased by 10% during the thirteen and thirty-nine weeks ended May 25, 2019, we would have recognized exchange gains or losses of approximately $1.1 million and $1.2 million, respectively.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the third quarter of fiscal year 2019 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about repurchases of our equity securities during the thirteen weeks ended May 25, 2019:

	(a) Total Number of Shares of Stock Purchased(1)	(b) Average Price Paid per Share(1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs(1)
February 24, 2019 - March 23, 2019	48,000	$140.22	48,000	$86,989,032
March 24, 2019 - April 20, 2019	25,000	$148.85	25,000	$83,267,695
April 21, 2019 - May 25, 2019	26,500	$159.30	26,500	$79,046,145
	99,500	$147.47	99,500

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

In the thirteen weeks ended May 25, 2019, we repurchased 99,500 shares for an average price per share of $147.47.

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

*

101 The following materials from UniFirst Corporation’s Quarterly Report on Form 10-Q for the quarter ended May 25, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UniFirst Corporation

July 2, 2019	By:	/s/ Steven S. Sintros
Steven S. Sintros
President and Chief Executive Officer

July 2, 2019	By:	/s/ Shane O’Connor
Shane O’Connor
Senior Vice President and Chief Financial Officer