Form 10-K
period 2019-08-31
UNIFIRST CORP
filed 2019-10-30
CIK 717954

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended August 31, 2019

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 001-08504

UNIFIRST CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Massachusetts	04-2103460
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

68 Jonspin Road

Wilmington, Massachusetts 01887

(Address of Principal Executive Offices)(Zip Code)

Registrant’s telephone number, including area code: (978) 658-8888

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, $0.10 par value per share	UNF	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

The number of outstanding shares of the Registrant’s Common Stock and Class B Common Stock as of October 25, 2019 were 15,294,444 and 3,643,009, respectively. The aggregate market value of the voting stock of the Registrant held by non-affiliates as of February 22, 2019 (the last business day of the Registrant’s most recently completed second fiscal quarter), computed by reference to the closing sale price of such shares on such date, was approximately $2,229,068,691.

Documents Incorporated By Reference

The Registrant intends to file a Definitive Proxy Statement pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended, for its 2020 Annual Meeting of Shareholders within 120 days of the end of the fiscal year ended August 31, 2019. Portions of such Proxy Statement are incorporated by reference in Part III of this Annual Report on Form 10-K.

UniFirst Corporation

Annual Report on Form 10-K

For the Fiscal Year Ended August 31, 2019

PART I

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Our actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; “Safe Harbor for Forward-Looking Statements” and “Risk Factors” included elsewhere in this Annual Report on Form 10-K.

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

Our principal services include providing customers with uniforms and other non-garment items, picking up soiled uniforms or other items on a periodic basis (usually weekly), and delivering, at the same time, cleaned and processed items. We offer uniforms in a wide variety of styles, colors, sizes and fabrics and with personalized emblems selected by the customer. Our centralized services, specialized equipment and economies of scale generally allow us to be more cost effective in providing garment services than customers could be themselves, particularly those customers with high employee turnover rates. During the fiscal year ended August 31, 2019 (“fiscal 2019”), we manufactured approximately 67% of the garments we placed in service. These were primarily work pants and shirts manufactured at three of our plants located in San Luis Potosi, Mexico, one plant located in Managua, Nicaragua, as well as at subcontract manufacturers that we utilize to supplement our manufacturing capacity in periods of high demand. Because we design and manufacture a majority of our own uniforms and protective clothes, we can produce custom garment programs for our larger customers, offer a diverse range of such designs within our standard line of garments and better control the quality, price and speed at which we produce such garments. In addition, among our competitors, we believe we have the largest in-house digital image processing capability, allowing us to convert an image provided by a customer into customized, mass producible embroidered emblems, typically within two days.

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

CUSTOMERS

We serve businesses of all sizes in numerous industry categories. During each of the past three years, no single customer in our Core Laundry Operations segment accounted for more than 10% of our revenues. Our typical customers include automobile service centers and dealers, delivery services, food and general merchandise retailers, food processors and service operations, light manufacturers, maintenance facilities, restaurants, service companies, soft and durable goods wholesalers, transportation companies, and others who require employee clothing for image, identification, protection or utility purposes. Among our largest customers of our conventional uniform rental business are divisions, units, regional operations or franchised agencies of major, nationally recognized organizations. With respect to our Specialty Garment segment, typical customers include government agencies, research and development laboratories, high technology companies and utilities operating nuclear reactors. We currently service over 300,000 customer locations in the United States, Canada and Europe from over 260 customer service, distribution and manufacturing facilities.

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

MANUFACTURING AND SOURCING

We manufactured approximately 67% of all garments which we placed in service during fiscal 2019. These garments were primarily work pants and shirts manufactured at three of our plants located in San Luis Potosi, Mexico, one plant located in Managua, Nicaragua, as well as at subcontract manufacturers that we utilize to supplement our manufacturing capacity in periods of high demand. The balance of the garments used in our programs are purchased from a variety of industry suppliers. While we currently acquire the raw materials with which we produce our garments from a limited number of suppliers, we believe that such materials are readily available from other sources. To date, we have experienced no significant difficulty in obtaining any of our raw materials or supplies. Currently, we also manufacture approximately 97% of the mats we place in service at our plant in Cave City, Arkansas.

EMPLOYEES

As of August 31, 2019, we employed approximately 14,000 persons, and approximately 1% of our United States employees are represented by a union pursuant to a collective bargaining agreement. We consider our employee relations to be good.

EXECUTIVE OFFICERS

Our executive officers are as follows:

NAME	AGE	POSITION
Steven S. Sintros	46	President and Chief Executive Officer
Shane O’Connor	45	Senior Vice President and Chief Financial Officer
Cynthia Croatti	64	Executive Vice President and Treasurer
David A. DiFillippo	62	Senior Vice President, Operations
David M. Katz	56	Senior Vice President, Sales and Marketing
Michael A. Croatti	50	Senior Vice President, Operations
William M. Ross	58	Senior Vice President, Operations

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

Michael A. Croatti joined our Company in 1987. Mr. Croatti became Senior Vice President, Operations in 2015 and has primary responsibility for overseeing specified regions in the United States and the Company’s overall service operations. From 2012 through 2015, he served as Senior Vice President, Service; from 2002 through 2012, he served as Vice President, Central Rental Group; and prior to 2002, he held various operating positions within the Company. Michael A. Croatti is the nephew of Cynthia Croatti.

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

AVAILABLE INFORMATION

We make available free of charge our Proxy Statement, Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, including exhibits and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. These reports are available on our website at www.unifirst.com. In addition, you may request a copy of our filings, excluding exhibits, by contacting our Investor Relations group at (978) 658-8888 or at UniFirst Corporation, 68 Jonspin Road, Wilmington, MA 01887. Information included on our website is not deemed to be incorporated into this Annual Report on Form 10-K or the documents incorporated by reference into this Annual Report on Form 10-K.

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

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and any documents incorporated by reference may contain forward-looking statements within the meaning of the federal securities laws. Forward-looking statements contained in this Annual Report on Form 10-K and any documents incorporated by reference are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words such as “estimates,” “anticipates,” “projects,” “plans,” “expects,” “intends,” “believes,” “seeks,” “could,” “should,” “may,” “will,” “strategy,” “objective,” “assume,” or the negative versions thereof, and similar expressions and by the context in which they are used. Such forward-looking statements are based upon our current expectations and speak only as of the date made. Such statements are highly dependent upon a variety of risks, uncertainties and other important factors that could cause actual results to differ materially from those reflected in such forward-looking statements. Such factors include, but are not limited to, uncertainties caused by adverse economic conditions and their impact on our customers’ businesses and workforce levels, uncertainties regarding our ability to consummate and successfully integrate acquired businesses, uncertainties regarding any existing or newly-discovered expenses and liabilities related to environmental compliance and remediation, any adverse outcome of pending or future contingencies or claims, our ability to compete successfully without any significant degradation in our margin rates, seasonal and quarterly fluctuations in business levels, our ability to preserve positive labor relationships and avoid becoming the target of corporate labor unionization campaigns that could disrupt our business, the effect of currency fluctuations on our results of operations and financial condition, our dependence on third parties to supply us with raw materials, any loss of key management or other personnel, increased costs as a result of any changes in federal or state laws, rules and regulations or governmental interpretation of such laws, rules and regulations, uncertainties regarding the price levels of natural gas, electricity, fuel and labor, the negative effect on our business from sharply depressed oil and natural gas prices, the continuing increase in domestic healthcare costs, our ability to retain and grow our customer base, demand and prices for our products and services, fluctuations in our Specialty Garments business, instability in Mexico and Nicaragua where our principal garment manufacturing plants are located, our ability to properly and efficiently design, construct, implement and operate a new customer relationship management (“CRM”) computer system, interruptions or failures of our information technology systems, including as a result of cyber-attacks, additional professional and internal costs necessary for compliance with any changes in Securities and Exchange Commission, New York Stock Exchange and accounting rules, strikes and unemployment levels, our efforts to evaluate and potentially reduce internal costs, economic and other developments associated with the war on terrorism and its impact on the economy, the impact of foreign trade policies and tariffs or other impositions on imported goods on our business, results of operations and financial condition, general economic conditions, our ability to successfully implement our business strategies and processes, including our capital allocation strategies and other factors described in this “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K. We undertake no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made.

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

We have accrued certain costs related to the sites described above as it has been determined that the costs are probable and can be reasonably estimated. We have potential exposure related to a parcel of land (the “Central Area”) related to the Woburn, Massachusetts site cited above. Currently, the consent decree for the Woburn site does not define or require any remediation work in the Central Area. The United States Environmental Protection Agency (the “EPA”) has provided us and other signatories to the consent decree with comments on the design and implementation of groundwater and soil remedies at the Woburn site and investigation of environmental conditions in the Central Area. We, and other signatories, have implemented and proposed to do additional work at the Woburn site but many of the EPA’s comments remain to be resolved. We have accrued costs to perform certain work responsive to the EPA’s comments. Additionally, we have implemented mitigation measures and continue to monitor environmental conditions at the Somerville, Massachusetts site. We have received a notice of audit findings from the Massachusetts Department of Environmental Protection concerning a regulatory submittal that we made in 2009 for a portion of the site.  We are in the process of responding to that notice. We have received demands from the local transit authority for reimbursement of certain costs associated with its construction of a new municipal transit station in the area of the Somerville site. This station is part of an ongoing extension of the transit system. We have reserved for costs in connection with this matter; however, in light of the uncertainties associated with this matter, these costs and the related reserve may change.

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

In addition to contingencies and claims relating to environmental compliance matters, we are subject from time to time to legal proceedings, claims and disputes arising from the conduct of our business operations, including personal injury claims, customer contract matters and employment claims. Certain of these claims are typically not covered by our available insurance. In addition, claims occasionally result in significant investigation and litigation expenses and, if successful, may result in material losses to us. Certain claims may also result in significant adverse publicity against us. As a consequence, successful claims against us not covered by our available insurance coverage, or the impact of adverse publicity against us, could have a material adverse effect on our business, financial condition and results of operation.

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

As of August 31, 2019, we employ approximately 14,000 persons and approximately 1% of our United States employees are represented by a union pursuant to a collective bargaining agreement. Competitors within our industry have been the target of corporate unionization campaigns by multiple labor unions. While our management believes that our employee relations are good, we cannot assure you that we will not become the target of campaigns similar to those faced by our competitors. The potential for unionization could increase if the United States Congress passes federal “card check” legislation in the future. If we do encounter pressure from  any labor unions in connection with our acquisitions of other businesses, any resulting labor unrest could disrupt our business by impairing our ability to produce and deliver our products. In addition, significant union representation would require us to negotiate wages, salaries, benefits and other terms with many of our employees collectively and could adversely affect our results of operations by increasing our labor costs or otherwise restricting our ability to maximize the efficiency of our operations.

We may incur unexpected cost increases due to rising healthcare costs, the Affordable Care Act and other labor costs.

The cost of healthcare that we provide to our employees has grown over the last few years at a rate in excess of our revenue growth and, as a result, has negatively impacted our operating results. Moreover, it is generally expected that healthcare costs in the United States will increase over the coming years at rates in excess of inflation. As a result of these factors, and depending on the effect of any modifications we have made and may make in the future to our employee healthcare plans and enrollment levels in those plans, including as a result of the Affordable Care Act or any future legislation or regulation affecting the healthcare industry, we expect that our future operating results will continue to be further adversely impacted by increasing healthcare costs.

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

Our success depends on our ability to retain our current customers, renew our existing customer contracts and obtain new customers. Our ability to do so generally depends on a variety of factors, including the quality, price and responsiveness of our services, as well as our ability to market these services effectively and to differentiate ourselves from our competitors. In addition, renewal rates and our ability to obtain new customers are generally adversely affected by difficult economic and business conditions. We cannot assure you that we will be able to obtain new customers, renew existing customer contracts at the same or higher rates or that our current customers will not turn to competitors, cease operations or terminate contracts with us. Our failure to renew a significant number of our existing contracts would have an adverse effect on our results of operations and financial condition and failure to obtain new customers could have an adverse effect on our growth and results of operations.

Increases in fuel and energy costs could adversely affect our operating costs.

The price of fuel and energy needed to run our vehicles and equipment is unpredictable and fluctuates based on events outside our control, including geopolitical developments, supply and demand for oil and gas, actions by the Organization of the Petroleum Exporting Countries, or OPEC, and other oil and gas producers, war and unrest in oil producing countries, regional production patterns, limits on refining capacities, natural disasters and environmental concerns. Any increase in fuel and energy costs could adversely affect our operating costs.

As a result of our significant presence in energy producing regions, a prolonged drop in energy prices has in the past, and may in the future, negatively impact our financial results.

We have a substantial number of plants and conduct a significant portion of our business in energy producing regions in the U.S. and Canada. In general, we are relatively more dependent on business in these regions than are many of our competitors. In the past, dramatic declines in energy prices adversely affected our customers in the energy producing industry, which had a corresponding adverse effect on our customers in the businesses which service or supply the energy producing industry as well as other customers that benefitted from the success of our customers in the energy producing industry. Such conditions caused in the past, and may cause in the future, elevated headcount reductions at our customers and reduced margins for these accounts. This in turn caused in the past and may cause in the future an adverse impact on our organic growth. Recent trends indicate that increased energy prices have resulted in stabilized or improved wearer levels at existing customers in our North American energy-dependent markets. Our operating results are also directly impacted by the costs of the gasoline used to fuel our vehicles and the natural gas used to operate our plants. While it is difficult to quantify the positive and negative impacts on our future financial results from changes in energy prices, in general, we believe that significant decreases in oil and natural gas prices would have an overall negative impact on our results due to cutbacks by our customers both in, and dependent upon, the oil and natural gas industries, which would outweigh the benefits in our operating costs from lower energy costs.

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

A portion of our sales is derived from international markets. Revenue denominated in currencies other than the U.S. dollar represented approximately 7.0%, 8.1% and 7.4% of total consolidated revenues for fiscal 2019, the fiscal year ended August 25, 2018 (“fiscal 2018”) and the fiscal year ended August 26, 2017 (“fiscal 2017”), respectively. The operating results of our international subsidiaries are translated into U.S. dollars and such results are affected by movements in foreign currencies relative to the U.S. dollar. The strength of the U.S. dollar has generally increased recently as compared to other currencies, which has had, and may continue to have, an adverse effect on our operating results as reported in U.S. dollars. In addition, a weaker Canadian dollar increases the costs to our Canadian operations of merchandise and other operational inputs that are sourced from outside Canada, which has the effect of reducing the operating margins of our Canadian business if we are unable to recover these additional costs through price adjustments with our Canadian customers. Our international operations are also subject to other risks, including the requirement to comply with changing and conflicting national and local regulatory requirements; potential difficulties in staffing and labor disputes; managing and obtaining support and distribution for local operations; credit risk or financial condition of local customers; potential imposition of restrictions on investments; potentially adverse tax consequences, including imposition or increase of withholding and other taxes on remittances and other payments by subsidiaries; foreign exchange controls; and local political and social conditions. In addition, U.S. and foreign trade policies and tariffs and other impositions on imported goods may have a negative impact on our business. There can be no assurance that the foregoing factors will not have an adverse effect on our international operations or on our consolidated financial condition and results of operations.

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

In the fourth quarter of fiscal 2018, we initiated a multiyear CRM project to further develop, implement and deploy a third-party application we licensed. This new solution is intended to improve functionality, capability and information flow as well as increase automation in servicing our customers. The new system is also intended to improve functionality and information flow and increase automation in servicing our customers.

Our previous CRM systems project, which we terminated in 2018, did not result in the successful implementation of a CRM system. The failure to properly, efficiently and economically complete and operate a new system on a timely basis or at all could materially disrupt our operations, adversely impact the servicing of our customers and have a material adverse effect on our financial results.

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

Our business is subject to various state and federal regulations, including employment laws and regulations, minimum wage requirements, overtime requirements, working condition requirements, citizenship requirements, healthcare insurance mandates, data protection requirements and other laws and regulations. We have incurred, and will continue to incur, capital and operating expenditures and other costs in the ordinary course of our business in complying with the laws and regulations to which we are subject. Any appreciable increase in the statutory minimum wage rate, income or overtime pay, costs of complying with healthcare insurance mandates, changes in the requirements under the Occupational Safety and Health Act of 1970, as amended, changes in environmental compliance requirements, or changes to immigration laws and citizenship requirements would likely result in an increase in our labor costs and/or contribute to a shortage of available labor and such cost increase or labor shortage, or the penalties for failing to comply with such statutory minimums or regulations, could have an adverse effect on our business, liquidity and results of operations. The impact of any new laws and regulations cannot be predicted. Any failure to comply with applicable laws and regulations could result in substantial fines by government authorities, payment of damages to private litigants or possible revocation of our authority to conduct our operations, which could adversely affect our ability to service customers and our results of operations.

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

We manufactured approximately 67% of all garments which we placed in service during fiscal 2019. These were primarily work pants and shirts manufactured at three of our plants located in San Luis Potosi, Mexico, one plant located in Managua, Nicaragua, as well as at subcontract manufacturers that we utilize to supplement our manufacturing capacity in periods of high demand. The balance of the garments used in our programs are purchased from a variety of industry suppliers. While we currently acquire the raw materials with which we produce our garments from a limited number of suppliers, we believe that such materials are readily available from other sources. To date, we have experienced no significant difficulty in obtaining any of our raw materials or supplies. However, if we were to experience difficulty obtaining any of our raw materials from such suppliers and were unable to obtain new materials or supplies from other industry suppliers, or if the cost of obtaining such materials or supplies were to increase, it could adversely affect our results of operations.

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

As of October 17, 2019, to the Company’s knowledge, the members of the Croatti family owned, directly or indirectly, in the aggregate approximately 184,959 shares of our Common Stock and approximately 3,643,009 shares of our Class B Common Stock, which represents approximately 20.2% of the aggregate number of outstanding shares of our Common Stock and Class B Common Stock, but approximately 70.8% of the combined voting power of the outstanding shares of our Common Stock and Class B Common Stock. As a result, the members of the Croatti family, acting with other family members, could effectively control most matters requiring approval by our shareholders, including the election of a majority of the directors. While historically the members of the Croatti family have individually voted their respective shares of Class B Common Stock in the same manner, there is no contractual understanding requiring this and there is no assurance that the family members will continue to individually vote their shares of Class B Common Stock in the same manner. This voting control by the members of the Croatti family, together with certain provisions of our by-laws and articles of organization, could have the effect of delaying, deferring or preventing a change in control of our Company that would otherwise be beneficial to our public shareholders.

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

Tax legislation commonly known as the “Tax Cuts and Jobs Act” (the “Act”), signed into law on December 22, 2017, made significant changes to U.S. federal income tax laws, including a reduction of the corporate income tax rate from a top marginal rate of 35% to a flat rate of 21%. Certain provisions of the Act include, without limitation, new taxes on certain foreign sourced earnings and limitations on the deductibility of interest expense and executive compensation. The Act also imposed new limitations on the deduction of net operating losses and modified or repealed other business deductions and credits. The overall impact of the Act on our business and financial condition remains uncertain and may not become evident for some time. The interpretations of many provisions of the Act remain unclear. We cannot predict when or to what extent any U.S. federal tax laws, regulations, interpretations, or rulings clarifying the Act will be issued or the impact of any such guidance on the Company. Any such tax laws, regulations, interpretations, or rulings could have an adverse effect on our financial condition and results of operations. Certain key provisions of the Act that could impact us include, but are not limited to, international tax provisions that affect the overall tax rate applicable to income earned from non-U.S. operations and limitations on the deductibility of executive compensation. Other changes in tax laws or regulations in the jurisdictions in which we do business, including the United States or various states, could further increase our effective tax rate or impose new restrictions, costs or prohibitions on our current practices, reduce our net income and adversely affect our cash flows.  During the second quarter of fiscal 2019, the Company completed its accounting for the tax effects of enactment of the Act as required by the SEC’s Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”). There were no changes from the provisional calculation as recorded through August 25, 2018 to the final calculation.

In addition, we are also subject to tax audits in the United States and other jurisdictions in which we do business, including, but not limited to, various states, as well as Canada and the Canadian provinces of Alberta, British Columbia, Ontario, Saskatchewan, Quebec and New Brunswick. These audits can be complicated and can require several years to resolve. The final resolution of any such tax audit could result in an increase in our income tax liabilities. Although we believe that our current tax provisions are reasonable and appropriate, there can be no assurance that these items will be settled for the amounts accrued, that additional tax exposures will not be identified in the future or that additional tax reserves will not be necessary for any such exposures. Any increase in the amount of taxes we owe as a result of challenges to our tax filing positions could result in a material adverse effect on our business, results of operations and financial condition.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of August 31, 2019, we owned or leased approximately 270 facilities containing an aggregate of approximately 7.7 million square feet located in the United States, Canada, Mexico, Europe and Nicaragua. We owned 132 of these facilities, containing approximately 5.8 million square feet. These facilities include our 360,000 square foot Owensboro, Kentucky distribution center and almost all of our industrial laundry processing plants. We believe our industrial laundry facilities are among the most modern in the industry.

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

The approximate number of shareholders of record of our Common Stock and Class B Common Stock as of October 25, 2019 was 46 and 32, respectively. We believe that the number of beneficial owners of our Common Stock is substantially greater than the number of record holders because a large portion of our Common Stock is held of record in broker “street names”.

The following table provides information about repurchases of our Common Stock during the fourth quarter of fiscal 2019:

	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share(1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs(1)
May 26, 2019 - June 29, 2019	22,400	$163.94	22,400	$75,373,860
June 30, 2019 - July 27, 2019	9,250	$189.55	9,250	$73,620,564
July 28, 2019 - August 31, 2019	21,000	$196.96	21,000	$69,484,398
	52,650		52,650

(1)

On January 2, 2019, our Board of Directors approved a share repurchase program authorizing the Company to repurchase from time to time up to $100.0 million of our outstanding shares of common stock. Repurchases made under the program, if any, will be made in either the open market or in privately negotiated transactions. The timing, manner, price and amount of any repurchases will depend on a variety of factors, including economic and market conditions, the Company stock price, corporate liquidity requirements and priorities, applicable legal requirements and other factors. The share repurchase program will be funded using our available cash or capacity under our Credit Agreement (as defined below) and may be suspended or discontinued at any time. In the year ended August 31, 2019, we repurchased 197,150 shares for an average price per share of $154.78.

The following table sets forth information concerning our equity compensation plans as of August 31, 2019:

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities referenced in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	598,783	$122.03	364,060
Equity compensation plans not approved by security holders	—	N/A	—
Total	598,783	$122.03	364,060

(1)	Includes shares of Common Stock issuable upon vesting of restricted stock units.
(2)	Restricted stock units are not included in the weighted-average exercise price calculation because there is no exercise price associated with restricted stock units.

Stock Performance Graph

Set forth below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on our Common Stock, based on the market price of our Common Stock, with the cumulative total shareholder return of a customized peer group consisting of one company, Cintas Corporation, the Russell 2000 index and the Standard & Poor’s 500 Stock Index, in each case assuming reinvestment of dividends. The calculation of cumulative total shareholder return assumes a $100 investment in our Common Stock, Cintas Corporation, the Russel 2000 Index and the S&P 500 Stock Index on August 31, 2014.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements and Notes to Consolidated Financial Statements included in Item 8.

The selected consolidated balance sheet data set forth below as of August 31, 2019 and August 25, 2018 and the selected consolidated income statement data for each of the three years in the period ended August 31, 2019 are derived from our audited Consolidated Financial Statements included in this Annual Report on Form 10-K. All other selected consolidated financial data set forth below are derived from our audited financial statements not included in this Annual Report on Form 10-K. Current accounting guidance requires the income per share for each class of common stock to be calculated assuming 100% of our earnings are distributed as dividends to each class of common stock based on their respective dividend rights. Our Common Stock has a 25% dividend preference to our Class B Common Stock. The Class B Common Stock, which has ten votes per share as opposed to one vote per share for the Common Stock, is not freely transferable but may be converted at any time on a one-for-one basis into Common Stock at the option of the holder of the Class B Common Stock.

Five Year Financial Summary

UniFirst Corporation and Subsidiaries

Fiscal Year Ended August (In thousands, except per share data)	2019 (1)	2018 (2)	2017 (3)	2016 (4)	2015
Selected Balance Sheet Data:
Total assets	$2,047,320	$1,843,386	$1,819,128	$1,702,007	$1,533,237
Notes payable and long-term debt	$—	$—	$—	$—	$1,385
Shareholders’ equity	$1,641,230	$1,464,967	$1,453,192	$1,364,781	$1,242,208
Selected Income Statement Data:
Revenues	$1,809,376	$1,696,489	$1,590,958	$1,468,046	$1,456,605
Depreciation and amortization	$103,333	$96,662	$88,879	$81,612	$77,113
Operating income	$232,008	$182,376	$110,283	$201,160	$200,384
Other income, net	$(5,916)	$(4,870)	$(4,840)	$(2,211)	$(884)
Provision for income taxes	$58,790	$23,351	$44,927	$78,345	$76,969
Net income	$179,134	$163,895	$70,196	$125,026	$124,299
Income per share:
Basic—Common stock	$9.77	$8.66	$3.63	$6.51	$6.50
Basic—Class B Common Stock	$7.81	$6.91	$2.91	$5.21	$5.20
Diluted—Common stock	$9.33	$8.21	$3.44	$6.17	$6.15
Dividends per share:
Common stock	$0.45	$0.30	$0.15	$0.15	$0.15
Class B Common Stock	$0.36	$0.24	$0.12	$0.12	$0.12

(1)

During fiscal 2019, we purchased 0.2 million shares pursuant to a share repurchase program authorized by the Company’s Board of Directors. This benefitted the Company’s diluted income per share by $0.05 in fiscal 2019.

During fiscal 2017, we recorded a pre-tax non-cash impairment charge of $55.8 million once it was determined that it was not probable that the version of the CRM system that was being developed would be completed and placed into service. During fiscal 2019, we entered into a settlement agreement with our lead contractor for the version of the CRM system with respect to which we recorded the impairment charge. As part of the settlement agreement, we recorded a total gain of $21.1 million as a reduction of selling and administrative expenses, which includes our receipt of a one-time cash payment in the amount of $13.0 million as well as the forgiveness of amounts previously due the contractor. We also received hardware and related maintenance service with a fair value of $0.8 million as part of the settlement. This gain, net of tax, benefitted the Company’s diluted income per share by $0.81 in fiscal 2019.

(2)

Our fiscal 2018 results include the impact of the Tax Cuts and Jobs Act enacted on December 22, 2017, which resulted in a benefit to the Company’s provision for income taxes of $20.1 million ($1.01 per diluted share) from the remeasurement of deferred tax balances and the one-time transition tax. Our fiscal 2018 results also included a $7.2 million pre-tax one-time cash bonus to our employees to share with them the benefits received from recent U.S. tax reform. Such bonus expense, net of tax, reduced the Company’s diluted earnings per share by $0.25 in fiscal 2018.

On March 27, 2018, we repurchased 1.105 million shares of Class B Common Stock and 0.073 million shares of Common Stock for a combined $146.0 million in a private transaction with the Croatti family at a per share price of $124.00, which benefited the Company’s diluted income per share by $0.20 in fiscal 2018.

(3)

Our fiscal 2017 results included an impairment charge of capitalized costs as part of our ongoing CRM systems project totaling $55.8 million before tax. This loss, net of tax reduced the Company’s diluted earnings per share by $1.68 in fiscal 2017. Our fiscal 2017 results also include a $5.4 million pre-tax compensation expense as a result of the accelerated vesting of certain shares of restricted stock upon the death of the Company’s former Chief Executive Officer, Ronald Croatti, during the third quarter of fiscal 2017. This expense, net of tax, reduced the Company’s diluted earnings per share by $0.16.

(4)

In the fourth fiscal quarter of 2016, operating results benefited from a settlement of environmental litigation that resulted in the Company recording a $15.9 million pre-tax gain. This gain, net of tax, increased the Company’s diluted earnings per share by $0.48.

The Company’s fiscal year ends on the last Saturday in August. For financial reporting purposes, fiscal 2019 consists of 53 weeks and fiscal 2018, 2017, 2016 and 2015 consisted of 52 weeks each.

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

We continue to expand into additional geographic markets through acquisitions and organic growth. We currently service over 300,000 customer locations in the United States, Canada and Europe from over 260 customer service, distribution and manufacturing facilities.

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

Approximately 89% of our revenues in fiscal 2019 were derived from U.S. and Canadian Rental and Cleaning and Corporate. A key driver of this business is the number of workers employed by our customers. Our revenues are directly impacted by fluctuations in these employment levels. Revenues from Specialty Garments, which accounted for approximately 7% of our 2019 revenues, increase during outages and refueling by nuclear power plants, as garment usage increases at these times. First Aid represented approximately 4% of our total revenue in fiscal 2019.

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

Revenue Recognition and Allowance for Doubtful Accounts

We recognize revenue from rental operations and related services in the period in which the services are provided. Direct sale revenue is recognized in the period in which the services are performed or when the product is shipped. Our judgment and estimates are used in determining the collectability of accounts receivable and evaluating the adequacy of the allowance for doubtful accounts as well as our sales credits reserve. We consider specific accounts receivable and historical bad debt experience, customer credit worthiness, current economic trends and the age of outstanding balances as part of our evaluation in assessing the allowance for doubtful accounts.  We consider our historical credit experience in assessing the sales credits reserve.  Changes in our estimates are reflected in the period they become known. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Material changes in our estimates may result in significant differences in the amount and timing of bad debt expense recognition for any given period. Our revenues do not include taxes we collect from our customers and remit to governmental authorities.

Costs to Obtain a Contract

We defer commission expenses paid to employee-partners when the commissions are deemed to be incremental for obtaining the route servicing customer contract. The deferred commissions are amortized on a straight-line basis over the expected period of benefit, which is generally the estimated life of the customer relationship. We review the deferred commission balances for impairment on an ongoing basis. Deferred commissions are classified as current or noncurrent based on the timing of when we expect to recognize the expense. The current portion is included in prepaid expenses and other current assets and the non-current portion is included in other assets on our consolidated balance sheets. As of August 31, 2019, the current and non-current assets related to deferred commissions totaled $12.4 million and $50.3 million, respectively. During fiscal 2019, we recorded $11.8 million of amortization expense related to deferred commissions. This expense is classified in selling and administrative expenses on the consolidated statements of income.

Inventories and Rental Merchandise in Service

Our inventories are stated at the lower of cost or market value, net of any reserve for excess and obsolete inventory. Judgments and estimates are used in determining the likelihood that new goods on hand can be sold to our customers or used in our rental operations. Historical inventory usage and current revenue trends are considered in estimating both excess and obsolete inventories. If actual product demand and market conditions are less favorable than the amount we projected, additional inventory write-downs may be required. We use the first-in, first-out method to value our inventories, which primarily consist of finished goods. Rental merchandise in service is being amortized on a straight-line basis over the estimated service lives of the merchandise, which range from six to thirty-six months. In establishing estimated lives for merchandise in service, our management considers historical experience and the intended use of the merchandise. Material differences may result in the amount and timing of operating profit for any period if we make significant changes to our estimates.

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

We complete our annual goodwill impairment test as of the last day of the fourth quarter of each fiscal year and there have been no impairments of goodwill or other intangible assets in fiscal 2019, 2018 or 2017.

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

Property, plant and equipment, and definite-lived intangible assets are depreciated or amortized over their useful lives. Useful lives are based on our estimates of the period that the assets will generate economic benefits. Long-lived assets are evaluated for impairment whenever events or circumstances indicate an asset may be impaired. There were no material impairments of long-lived assets in fiscal 2019 and 2018. During the fourth quarter of fiscal 2017, the Company recognized a non-cash impairment charge in its U.S. and Canadian Rental and Cleaning segment of $55.8 million on its ongoing CRM systems project, as the Company had determined that it was no longer probable that the then current version of the CRM system that was being developed would be completed and placed into service.

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

Environmental and Other Contingencies

We are subject to legal proceedings and claims arising from the conduct of our business operations, including environmental matters, personal injury, customer contract matters and employment claims. U.S. GAAP requires that a liability for contingencies be recorded when it is probable that a liability has occurred, and the amount of the liability can be reasonably estimated. Significant judgment is required to determine the existence of a liability, as well as the amount to be recorded. We regularly consult with our attorneys and outside consultants, in our consideration of the relevant facts and circumstances, before recording a contingent liability. We record accruals for environmental and other contingencies based on enacted laws, regulatory orders or decrees, our estimates of costs, insurance proceeds, participation by other parties, the timing of payments, and the input of our attorneys and outside consultants.

The estimated liability for environmental contingencies has been discounted as of August 31, 2019 using risk-free interest rates ranging from 1.5% to 2.0% over periods ranging from ten to thirty years. The estimated current costs, net of legal settlements with insurance carriers, have been adjusted for the estimated impact of inflation at 3.0% per year. Changes in enacted laws, regulatory orders or decrees, our estimates of costs, risk-free interest rates, insurance proceeds, participation by other parties, the timing of payments, the input of our attorneys and outside consultants or other factual circumstances could have a material impact on the amounts recorded for our environmental and other contingent liabilities. Refer to Note 11, “Commitments and Contingencies”, of our Consolidated Financial Statements for additional discussion and analysis.

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

We have recognized as a liability the present value of the estimated future costs to decommission our nuclear laundry facilities in accordance with U.S. GAAP. We depreciate, on a straight-line basis, the amount added to property, plant and equipment and recognize accretion expense in connection with the discounted liability over the various remaining lives which range from approximately one to twenty-five years.

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

Income Taxes

We compute income tax expense by jurisdiction based on our operations in each jurisdiction. Our effective tax rate differs from the statutory U.S. income tax rate due to the effect of varying state and local income taxes, tax rates in foreign jurisdictions, tax credits, and certain nondeductible expenses.

Deferred income taxes are provided for temporary differences between the amounts recognized for income tax and financial reporting purposes at currently enacted tax rates. Deferred income taxes are classified as assets or liabilities based on the classification of the related asset or liability for financial reporting purposes.  We review deferred tax assets for recoverability based upon projected future taxable income and the expected timing of the reversals of existing temporary differences.  Although realization is not assured, management believes it is more likely than not that the recorded deferred tax assets will be realized.

We are periodically reviewed by U.S. domestic and foreign tax authorities regarding the amount of taxes due. These reviews typically include inquiries regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. Tax authorities may disagree with certain positions we have taken. In evaluating our exposure associated with various filing positions, we have recorded estimated reserves. Refer to Note 4, “Income Taxes”, of our Consolidated Financial Statements for further discussion regarding our accounting for income taxes and uncertain tax positions for financial accounting purposes.

Results of Operations

The following table presents certain selected financial data, including the percentage of revenues represented by each item, for fiscal years 2019, 2018 and 2017.

							% Change
(In thousands, except for percentages)	Fiscal 2019	% of Revenues	Fiscal 2018	% of Revenues	Fiscal 2017	% of Revenues	Fiscal 2019 vs. Fiscal 2018	Fiscal 2018 vs. Fiscal 2017
Revenues	$1,809,376	100%	$1,696,489	100.0%	$1,590,958	100.0%	6.7%	6.6%

Costs and expenses:
Cost of revenue (1)	1,139,195	63.0	1,056,724	62.3	993,589	62.5	7.8	6.4
Selling and administrative expenses (1)	334,840	18.5	360,727	21.3	342,407	21.5	(7.2)	5.4
Impairment charge	—	—	—	—	55,800	3.5	—	(100.0)
Depreciation and amortization	103,333	5.7	96,662	5.7	88,879	5.6	6.9	8.8
	1,577,368	87.2	1,514,113	89.2	1,480,675	93.1	4.2	2.3

Operating income	232,008	12.8	182,376	10.8	110,283	6.9	27.2	65.4
Other income, net	(5,916)	(0.3)	(4,870)	(0.3)	(4,840)	(0.3)	21.5	0.6

Income before income taxes	237,924	13	187,246	11.0	115,123	7.2	27.1	62.6
Provision for income taxes	58,790	3.2	23,351	1.4	44,927	2.8	151.8	(48.0)

Net income	$179,134	9.9%	$163,895	9.7%	$70,196	4.4%	9.3%	133.5%

(1)	Exclusive of depreciation on our property, plant and equipment and amortization of our intangible assets.

Revenues and income (loss) from operations by reporting segment for fiscal 2019, 2018, and 2017 are presented in the following table. Refer to Note 15, “Segment Reporting”, of our Consolidated Financial Statements for discussion of our reporting segments.

	Fiscal	Fiscal	Fiscal
(In thousands)	2019	2018	2017
Segment Information
Revenues
US and Canadian Rental and Cleaning	$1,582,416	$1,485,548	$1,415,423
MFG	254,218	247,530	206,572
Net intercompany MFG elimination	(254,111)	(247,424)	(206,316)
Corporate	33,682	37,994	26,470
Subtotal: Core Laundry Operations	1,616,205	1,523,648	1,442,149
Specialty Garments	132,767	118,477	98,024
First Aid	60,404	54,364	50,785
Total consolidated revenues	$1,809,376	$1,696,489	$1,590,958
Operating income (loss)
US and Canadian Rental and Cleaning	$235,046	$213,322	$200,585
MFG	84,248	89,035	76,115
Net intercompany MFG elimination	1,128	(9,658)	(3,415)
Corporate	(107,468)	(129,111)	(176,978)
Subtotal: Core Laundry Operations	212,954	163,588	96,307
Specialty Garments	14,145	14,070	9,018
First Aid	4,909	4,718	4,958
Total operating income	$232,008	$182,376	$110,283

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

Our business is subject to various state and federal regulations, including employment laws and regulations, minimum wage requirements, overtime requirements, working condition requirements, citizenship requirements, healthcare insurance mandates and other laws and regulations that impact our labor costs. We expect that our labor costs will rise in fiscal 2020 as a result of increases in state and local minimum wage levels as well as the overall impact of wage pressure as the result of a low unemployment environment.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was enacted into law, which, among other provisions, reduced the U.S. federal corporate income tax rate effective January 1, 2018 from a 35% rate to a new 21% corporate rate and imposed a one-time transition tax on the deemed repatriation of certain deferred foreign income. We have made reasonable estimates of the effects of the Act and these estimates could change in future periods as we continue to analyze the effects of the Act (see Note 4, “Income Taxes” to our Consolidated Financial Statements included in this Annual Report on Form 10-K). As a result of the Act, U.S. corporations are subject to lower income tax rates, and we were required to remeasure our U.S. net deferred tax liabilities at a lower rate, resulting in a net benefit of $22.6 million recorded in the provision for income taxes as of August 25, 2018. Partially offsetting this benefit, we recorded a charge of $2.5 million for transition taxes related to the deemed repatriation of foreign earnings as of August 31, 2019. A portion of our sales is derived from international markets, including Canada. Revenues denominated in currencies other than the U.S. dollar represented approximately 7.0%, 8.1% and 7.4% of total consolidated revenues for fiscal years 2019, 2018 and 2017, respectively. The operating results of our international subsidiaries are translated into U.S. dollars and such results are affected by movements in foreign currencies relative to the U.S. dollar. In addition, a weaker Canadian dollar increases the costs to our Canadian operations of merchandise and other operational inputs that are sourced from outside Canada, which has the effect of reducing the operating margins of our Canadian business if we are unable to recover these additional costs through price adjustments with our Canadian customers. In fiscal 2019 and 2018, foreign currency fluctuations impacted our consolidated revenues negatively by 0.3% and positively by 0.3%, respectively. In fiscal 2017, foreign currency fluctuations negligibly impacted our consolidated revenues. These impacts were primarily driven by fluctuations in the Canadian dollar. Our operating results in future years could be negatively impacted by any further devaluation, as compared to the U.S. dollar, of the Canadian dollar or any of the currencies of the other countries in which we operate.

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

On October 23, 2019, we announced that we would be raising our quarterly dividend to $0.25 per share for Common Stock and to $0.20 per share for Class B Common Stock, up from $0.1125 and $0.09 per share, respectively. The amount and timing of any future dividend payment is subject to the approval of the Board of Directors each quarter.

On January 2, 2019, our Board of Directors approved a share repurchase program authorizing the Company to repurchase from time to time up to $100.0 million of its outstanding shares of Common Stock. Repurchases made under the program, if any, will be made in either the open market or in privately negotiated transactions. The timing, manner, price and amount of any repurchases will depend on a variety of factors, including economic and market conditions, the Company stock price, corporate liquidity requirements and priorities, applicable legal requirements and other factors. The share repurchase program will be funded using the Company’s available cash or capacity under its Credit Agreement (as defined below) and may be suspended or discontinued at any time. During fiscal 2019, the Company repurchased 0.2 million shares for an average price per share of $154.78.

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

In our fourth fiscal quarter of 2018, we initiated a multiyear CRM project to further develop, implement and deploy a third-party application we licensed. This new solution is intended to improve functionality, capability and information flow as well as increase automation in servicing our customers. As of August 31, 2019, we have capitalized $10.7 million related to our new CRM project.

Fiscal Year Ended August 31, 2019 Compared with Fiscal Year Ended August 26, 2018

Revenues

	Fiscal 2019	Fiscal 2018	Dollar Change	Percent Change
	(In thousands, except percentages)
Core Laundry Operations	$1,616,205	$1,523,648	$92,557	6.1%
Specialty Garments	132,767	118,477	14,290	12.1%
First Aid	60,404	54,364	6,040	11.1%
Total consolidated revenues	$1,809,376	$1,696,489	$112,887	6.7%

The increase of our consolidated revenues in fiscal 2019 compared to the prior fiscal year was due primarily to growth in our Core Laundry Operations.  The growth in our Core Laundry Operations was comprised of 3.8% of organic growth, 2.0% growth from the extra week in fiscal 2019 and 0.3% growth from acquisitions. Organic growth consists primarily of new sales, price increases, and net changes in the wearer levels at our existing customers, offset by lost accounts. Core Laundry Operations’ organic growth in 2019 benefitted from strong new accounts sales as well as reduced lost accounts.

The Specialty Garments segment’s results are often affected by seasonality and the timing and length of its customers’ power reactor outages as well as its project-based activities. The improvement in revenues in fiscal 2019 compared to fiscal 2018 was primarily comprised of 7.4% growth from acquisitions, 2.7% of organic growth from increased outages and project-based activity at the segment’s Canadian and European nuclear customers, and 2.0% growth from the extra week in fiscal 2019.

The increase of our First Aid revenues in fiscal 2019 compared to fiscal 2018 was comprised of 7.8% of organic growth, 1.9% growth from the extra week in fiscal 2019 and 1.5% growth from acquisitions.

Cost of revenues

(In thousands, except percentages)	Fiscal 2019	Fiscal 2018	Dollar Change	Percent Change
Cost of revenues
Core Laundry Operations	$1,009,321	$942,374	$66,947	7.1%
Specialty Garments	89,138	77,317	11,821	15.3%
First Aid	40,736	37,033	3,703	10.0%
Consolidated total	$1,139,195	$1,056,724	$82,471	7.8%

Cost of revenues as a percentage of revenues was 63.0% for fiscal 2019 as compared to 62.3% in fiscal 2018.

Our Core Laundry Operations cost of revenues as a percentage of revenues increased to 62.5% for fiscal 2019 from 61.8% for fiscal 2018. This increase was due primarily to higher merchandise and service and delivery payroll costs, which were partially offset by lower healthcare claims.

Our Specialty Garments cost of revenues as a percentage of revenues was 67.1% for fiscal 2019 as compared to 65.3% for fiscal 2018. The increase was due primarily to higher merchandise costs related to acquisitions in the second half of fiscal 2018 as well as higher expenses related to workers’ compensation and auto claims. These increases were partially offset by lower healthcare claims.

Our First Aid costs of revenues as a percentage of revenues was 67.4% for fiscal 2019 as compared to 68.1% for fiscal 2018. The decrease was due primarily to lower merchandise and production costs in our wholesale distribution business in fiscal 2019.

Selling and administrative expenses

(In thousands, except percentages)	Fiscal 2019	Fiscal 2018	Dollar Change	Percent Change
Selling and administrative expenses	$334,840	$360,727	$(25,887)	(7.2)%
% of Revenues	18.5%	21.3%

The decrease in our selling and administrative expenses as a percentage of revenues in fiscal 2019 compared to fiscal 2018 was due primarily to a gain of $21.1 million in fiscal 2019 related to the settlement agreement with the lead contractor for the version of the CRM system with respect to which we recorded a $55.8 million impairment charge in fiscal 2017. Also contributing to the decrease was a $7.2 million one-time cash bonus in fiscal 2018 to our employees so that they could share in the benefits received by the Company from U.S. tax reform, a gain of $3.0 million from the settlement of environmental litigation in the first quarter of fiscal 2019, lower healthcare claims, the capitalization of internal labor costs beginning in the fourth quarter of fiscal 2018 related to the development of the new CRM project we initiated in fiscal 2018, and the capitalization of sales commission costs upon the adoption of new revenue accounting guidance in fiscal 2019.

Depreciation and amortization

(In thousands, except percentages)	Fiscal 2019	Fiscal 2018	Dollar Change	Percent Change
Depreciation and amortization	$103,333	$96,662	$6,671	6.9%
% of Revenues	5.7%	5.7%

The increase in depreciation and amortization reflects the Company’s continued capital investments in the business. However, in fiscal 2019, depreciation and amortization remained consistent with fiscal 2018 as a percentage of revenue.

Income from operations

For fiscal 2019, the changes in revenues in our Core Laundry Operations, Specialty Garments and First Aid segments, as well as the changes in our costs discussed above, resulted in the following changes in our income from operations:

	Fiscal 2019	Fiscal 2018	Dollar Change	Percent Change
	(In thousands, except percentages)
Core Laundry Operations	$212,954	$163,588	$49,366	30.2%
Specialty Garments	14,145	14,070	75	0.5%
First Aid	4,909	4,718	191	4.0%
Total consolidated income from operations	$232,008	$182,376	$49,632	27.2%
Percentage of total revenues	12.8%	10.8%

Other income, net

(In thousands, except percentages)	Fiscal 2019	Fiscal 2018	Dollar Change	Percent Change
Interest income, net	$(9,082)	$(5,543)	$(3,539)	63.8%
Other expense, net	3,166	673	2,493	370.4%
Total other income, net	$(5,916)	$(4,870)	$(1,046)	21.5%

Other income, net, which includes interest income and other expense, increased by $1.0 million or 21.5% in fiscal 2019 as compared to fiscal 2018. This change was due primarily to higher interest income from higher interest rates as well as greater amounts of cash invested. This increase was partially offset by an increase in other expense from the adoption of new accounting guidance that resulted in the presentation of periodic pension costs amounting to $2.1 million in other income, net in fiscal 2019 that was presented in selling and administrative expenses in the prior fiscal year.

Provision for income taxes

(In thousands, except percentages)	Fiscal 2019	Fiscal 2018	Dollar Change	Percent Change
Provision for income taxes	$58,790	$23,351	$35,439	151.8%
Effective income tax rate	24.7%	12.5%

The increase in our effective income tax rate for fiscal 2019 as compared to fiscal 2018 was due primarily to the impact of the Act, which lowered the U.S. federal corporate income tax rates as of January 1, 2018 to 21.0% from 35.0%. These new rates required us to remeasure our U.S. net deferred income tax liabilities in fiscal 2018. Also, we were subject to a one-time transition tax for the deemed repatriation of our deferred foreign income. The remeasurement of our U.S. net deferred tax liabilities and the one-time transition tax resulted in a $20.1 million net benefit to our provision for income taxes in the second quarter of fiscal 2018. For additional information pertaining to income taxes and the Act, please refer to Note 4, “Income Taxes” to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

Fiscal Year Ended August 25, 2018 Compared with Fiscal Year Ended August 26, 2017

Revenues

	Fiscal 2018	Fiscal 2017	Dollar Change	Percent Change
	(In thousands, except percentages)
Core Laundry Operations	$1,523,648	$1,442,149	$81,499	5.7%
Specialty Garments	118,477	98,024	20,453	20.9%
First Aid	54,364	50,785	3,579	7.0%
Total consolidated revenues	$1,696,489	$1,590,958	$105,531	6.6%

In fiscal 2018, our consolidated revenues increased by $105.5 million from the comparable period in fiscal 2017, or 6.6%. The increase in our consolidated revenues was primarily driven by the growth in our Core Laundry Operations, with revenues increasing to $1.524 billion in fiscal 2018 from $1.442 billion in fiscal 2017, or 5.7%. Excluding the positive effect of acquisitions, which we estimate increased our revenues by approximately 1.0% during fiscal 2018, as well as a slightly stronger Canadian dollar, which favorably impacted our growth by approximately 0.2%, organic growth for our Core Laundry Operations was approximately 4.5%. Organic growth consists primarily of new sales, price increases, and net changes in the wearer levels at our existing customers, offset by lost accounts.

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

First Aid revenues increased 7.0%, from $50.8 million in fiscal 2017 to $54.4 million in fiscal 2018. The improvement in results was due to a strong performance from this segment’s wholesale distribution business as well as a small acquisition that closed in the third quarter of fiscal 2017.

Cost of revenues

Cost of revenues was 62.3% and 62.5% of revenues in fiscal 2018 and fiscal 2017, respectively. The decrease was due primarily to lower worker’s compensation expense as a percentage of revenues, as well as lower merchandise costs in our Core Laundry Operations and Specialty Garments segments. These cost improvements were partially offset by higher production and service and delivery payroll costs as well as higher energy costs as percentages of revenues in our Core Laundry Operations.

Selling and administrative expense

Our selling and administrative expenses were 21.3% and 21.5% of revenues in fiscal 2018 and fiscal 2017, respectively. Our results in fiscal 2018 include a $7.2 million one-time cash bonus to our employees so that they may share in the benefits received from the recent U.S. tax reform. Our results in fiscal 2017 include $5.4 million of stock compensation expense related to the accelerated vesting of restricted stock for our former Chief Executive Officer, Ronald Croatti, upon his death. Excluding the effect of the one-time bonus in fiscal 2018 and the accelerated vesting in fiscal 2017, our selling and administrative expenses, as a percentage of revenues for fiscal 2018 as compared to fiscal 2017, decreased due primarily to lower expenses from claims related to healthcare for our employees and worker’s compensation.

Impairment charge

Our fiscal 2017 fourth quarter results included a $55.8 million impairment charge related to our CRM systems project. We determined that, as of August 26, 2017, it was not probable that the then current version of the CRM system that was being developed would be completed and placed into service and as a result, an impairment of most capitalized costs was required. During fiscal 2018, the previous version of the CRM system being developed was abandoned, and the Company is now working on a new CRM system.

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

Provision for income taxes

Our effective income tax rate for fiscal 2018 was 12.5% compared to 39.0% for fiscal 2017. The decrease in our effective tax rate was due primarily to the impact of the Act, which lowered the U.S. federal corporate income tax rates as of January 1, 2018. These new rates required us to remeasure our U.S. net deferred income tax liabilities for fiscal 2018. Also, we will be subject to a one-time transition tax for the deemed repatriation of our foreign earnings. The remeasurement of our U.S. net deferred tax liabilities and the one-time transition tax resulted in a $20.1 million net benefit to our provision for income taxes in fiscal 2018. Our effective tax rate for fiscal 2018 also benefited from the effect of the lower U.S. federal corporate income tax rates on our earnings. In addition to the impact of the Act, our effective tax rate for fiscal 2018 was lower due to a discrete tax benefit of $3.1 million from the adoption of new accounting guidance during the first quarter of fiscal 2018 that requires tax effects of exercised or vested awards to be treated as discrete items as a reduction of income tax expense in the reporting period in which they occur.

Liquidity and Capital Resources

General

Cash, cash equivalents and short-term investments totaled $385.3 million as of August 31, 2019, an increase of $114.8 million from $270.5 million as of August 25, 2018. We generated $282.1 million and $230.1 million in cash from operating activities in the fiscal years ended August 31, 2019 and August 25, 2018, respectively.

Pursuant to a share repurchase program approved by the Board of Directors on January 2, 2019, we repurchased 0.2 million shares of our Common Stock for a combined $30.5 million during fiscal 2019. On March 27, 2018, we repurchased

1.105 million shares of Class B Common Stock and 0.073 million shares of Common Stock for a combined $146.0 million in a private transaction with the Croatti family at a per share price of $124.00. We believe that our current cash, cash equivalents and short-term investments balances, our cash generated from future operations and amounts available under our Credit Agreement (defined below) will be sufficient to meet our current anticipated working capital and capital expenditure requirements for at least the next 12 months.

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

(In thousands, except percentages)	Fiscal 2019	Fiscal 2018	Percent Change
Net cash provided by operating activities	$282,142	$230,073	22.6%
Net cash used in investing activities	(124,329)	(153,898)	(19.2)%
Net cash used in financing activities	(41,491)	(152,948)	(72.9)%
Effect of exchange rate changes	(1,493)	(2,467)	(39.5)%
Net increase (decrease) in cash, cash equivalents and short-term investments	$114,829	$(79,240)	(244.9)%

Cash Provided by Operating Activities

This net increase in cash provided by operating activities in fiscal 2019 compared to fiscal 2018 was due primarily to cash received of $13.0 million in the second quarter of fiscal 2019 from the settlement agreement with the lead contractor for the version of the CRM system with respect to which we recorded a $55.8 million impairment charge in fiscal 2017. Also contributing to the increase was $3.0 million from the settlement of environmental litigation in the first quarter of fiscal 2019, lower inventory purchases and rental merchandise placed in service and improved collections of trade receivables. This increase was partially offset by the one-time bonus of $7.2 million paid to our employees during the first quarter of fiscal 2019 and the timing of income tax payments.

Cash Used in Investing Activities

The net decrease in cash used in investing activities in fiscal 2019 compared to fiscal 2018 was due primarily to a lower level of acquisition activity in fiscal 2019 as compared to fiscal 2018, partially offset by increased capital expenditures and capitalized software costs.

Cash Used in Financing Activities

This decrease in cash used in financing activities in fiscal 2019 compared to fiscal 2018 was primarily the result of the repurchase of 1.105 million shares of Class B Common Stock and 0.073 million shares of Common Stock from the Croatti family for $146.0 million in fiscal 2018.  This decrease was partially offset by repurchases of 0.2 million shares of Common Stock for $30.5 million in fiscal 2019.

Long-term debt and borrowing capacity

We have a $250.0 million unsecured revolving credit agreement (the “Credit Agreement”) with a syndicate of banks, which matures on April 11, 2021. Under the Credit Agreement, we are able to borrow funds at variable interest rates based on, at our election, the Eurodollar rate or a base rate, plus in each case a spread based on our consolidated funded debt ratio. Availability of credit requires compliance with certain financial and other covenants, including a maximum consolidated funded debt ratio and minimum consolidated interest coverage ratio as defined in the Credit Agreement. We test our compliance with these financial covenants on a fiscal quarterly basis. As of August 31, 2019, the interest rates applicable to our borrowings under the Credit Agreement would be calculated as LIBOR plus 75 basis points at the time of the respective borrowing. As of August 31, 2019, we had no outstanding borrowings and had outstanding letters of credit amounting to $71.8 million, leaving $178.2 million available for borrowing under the Credit Agreement.

As of August 31, 2019, we were in compliance with all covenants under the Credit Agreement.

Derivative Instruments and Hedging Activities

In January 2015, we entered into sixteen forward contracts to exchange Canadian dollars (“CAD”) for U.S. dollars at fixed exchange rates in order to manage our exposure related to certain forecasted CAD denominated sales of one of our subsidiaries. The hedged transactions are specified as the first amount of CAD denominated revenues invoiced by one of our domestic subsidiaries each fiscal quarter, beginning in the third fiscal quarter of fiscal 2015 and continuing through the second fiscal quarter of the fiscal 2019. In total, we sold approximately 31.0 million CAD at an average Canadian-dollar exchange rate of 0.7825 over these quarterly periods. We concluded that the forward contracts met the criteria to qualify as a cash flow hedge under U.S. GAAP. Accordingly, we have reflected all changes in the fair value of the forward contracts in accumulated other comprehensive loss, a component of shareholders’ equity. Upon the maturity of each foreign exchange forward contract, the gain or loss on the contract was recorded as an adjustment to revenues.

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

As of August 31, 2019, we had forward contracts with a notional value of approximately $9.5 million CAD outstanding and recorded the fair value of the contracts of $0.1 million in other long-term assets and $0.1 million in prepaid expenses and other current assets with a corresponding $0.2 million gain in accumulated other comprehensive loss, which was recorded net of tax. During fiscal 2019, we reclassified $0.2 million from accumulated other comprehensive loss to revenue, related to the derivative financial instruments. The gain on these forward contracts that results in decrease to accumulated other comprehensive loss as of August 31, 2019 is expected to be reclassified to revenues prior to its maturity on February 25, 2022.

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

We have accrued certain costs related to the sites described above as it has been determined that the costs are probable and can be reasonably estimated. We have potential exposure related to a parcel of land (the “Central Area”) related to the Woburn, Massachusetts site mentioned above. Currently, the consent decree for the Woburn site does not define or require any remediation work in the Central Area. The United States Environmental Protection Agency (the “EPA”) has provided us and other signatories to the consent decree with comments on the design and implementation of groundwater and soil remedies at the Woburn site and investigation of environmental conditions in the Central Area. We, and other signatories, have implemented and proposed to do additional work at the Woburn site but many of the EPA’s comments remain to be resolved. We have accrued costs to perform certain work responsive to the EPA’s comments. Additionally, we have implemented mitigation measures and continue to monitor environmental conditions at the Somerville, Massachusetts site. We have received a notice of audit findings from the Massachusetts Department of Environmental Protection concerning a regulatory submittal that we made in 2009 for a portion of the site.  We are in the process of responding to that notice.   We have received demands from the local transit authority for reimbursement of certain costs associated with its construction of a new municipal transit station in the area of the Somerville site. This station is part of an ongoing extension of the transit system. We have reserved for costs in connection with this matter; however, in light of the uncertainties associated with this matter, these costs and the related reserve may change.

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

There is usually a range of reasonable estimates of the costs associated with each site. In accordance with U.S. GAAP, our accruals represent the amount within the range that we believe is the best estimate or the low end of a range of estimates if no point within the range is a better estimate. When we believe that both the amount of a particular liability and the timing of the payments are reliably determinable, we adjust the cost in current dollars using a rate of 3% for inflation until the time of expected payment and discount the cost to present value using current risk-free interest rates. As of August 31, 2019, the risk-free interest rates we utilized ranged from 1.5% to 2.0%.

For environmental liabilities that have been discounted, we include interest accretion, based on the effective interest method, in selling and administrative expenses on the Consolidated Statements of Income. The changes to the amounts of our environmental liabilities for the years ended August 31, 2019 and August 25, 2018 are as follows (in thousands):

Year ended	August 31, 2019	August 25, 2018
Beginning balance	$25,486	$25,419
Costs incurred for which reserves have been provided	(1,079)	(1,016)
Insurance proceeds	143	140
Interest accretion	755	692
Changes in discount rates	2,239	(494)
Revisions in estimates	174	745
Ending balance	$27,718	$25,486

Anticipated payments and insurance proceeds of currently identified environmental remediation liabilities as of August 31, 2019 for the next five fiscal years and thereafter, as measured in current dollars, are reflected below (in thousands).

Fiscal year ended August	2020	2021	2022	2023	2024	Thereafter	Total
Estimated costs—current dollars	$9,944	$2,186	$1,353	$1,091	$1,058	$12,032	$27,664
Estimated insurance proceeds	(159)	(173)	(159)	(173)	(159)	(693)	(1,516)
Net anticipated costs	$9,785	$2,013	$1,194	$918	$899	$11,339	$26,148
Effect of inflation							7,254
Effect of discounting							(5,684)
Balance as of August 31, 2019							$27,718

Estimated insurance proceeds are primarily received from an annuity received as part of our legal settlement with an insurance company. Annual proceeds of approximately $0.3 million are deposited into an escrow account which funds remediation and monitoring costs for two sites related to our former operations in Williamstown, Vermont. Annual proceeds received but not expended in the current year accumulate in this account and may be used in future years for costs related to this site through the year 2027. As of August 31, 2019, the balance in this escrow account, which is held in a trust and is not recorded in our Consolidated Balance Sheet, was approximately $4.2 million. Also included in estimated insurance proceeds are amounts we are entitled to receive pursuant to legal settlements as reimbursements from three insurance companies for estimated costs at the site in Uvalde, Texas.

Our nuclear garment decontamination facilities are licensed by the Nuclear Regulatory Commission, or, in certain cases, by the applicable state agency, and are subject to regulation by federal, state and local authorities. We also have nuclear garment decontamination facilities in the United Kingdom and the Netherlands. These facilities are licensed and regulated by the respective country’s applicable federal agency. There can be no assurance that such regulation will not lead to material disruptions in our garment decontamination business.

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

Contractual Obligations and Other Commercial Commitments

The following information is presented as of August 31, 2019 (in thousands).

	Payments Due by Fiscal Period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Retirement plan benefit payments	$41,533	$2,085	$2,904	$3,475	$33,069
Asset retirement obligations	12,727	112	1,427	1,683	9,505
Operating leases	43,813	13,560	18,193	9,435	2,625
Forward contracts	9,470	4,520	4,950	—	—
Total contractual cash obligations	$107,543	$20,277	$27,474	$14,593	$45,199

We have uncertain tax positions that are reserved totaling $7.7 million as of August 31, 2019 that are excluded from the above table as we cannot make a reasonably reliable estimate of the period of cash settlement with the respective taxing authority.

We have accrued $27.7 million in costs related to certain environmental obligations we have to address under terms of consent orders negotiated with the applicable environmental authorities or otherwise. Refer to “Environmental and Legal Contingencies”, above for additional discussion on our environmental obligations.

As discussed above under “Long-Term Debt and Borrowing Capacity”, as of August 31, 2019, we had borrowing capacity of $250.0 million under our Credit Agreement, of which approximately $178.2 million was available for borrowing. Also, as of such date, we had no outstanding borrowings and letters of credit outstanding of $71.8 million. All letters of credit expire in less than one year. We expect to replace the Credit Agreement prior to its maturity with a new revolving line of credit on appropriate terms.

As discussed above under “Derivative Instruments and Hedging Activities”, as of August 31, 2019, we had forward contracts with a notional value of approximately $9.5 million CAD outstanding and recorded the fair value of the contracts of $0.1 million in other long-term assets and $0.1 million in prepaid expenses and other current assets with a corresponding $0.2 million gain in accumulated other comprehensive loss, which was recorded net of tax. During fiscal 2019, we reclassified $0.2 million from accumulated other comprehensive loss to revenue, related to the derivative financial instruments. The gain on these forward contracts that results in decrease to accumulated other comprehensive loss as of August 31, 2019 is expected to be reclassified to revenues prior to its maturity on February 25, 2022.

Off Balance Sheet Arrangements

As of August 31, 2019, we did not have any off balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Securities and Exchange Commission Regulation S-K.

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

Energy Costs

Significant increases in energy costs, specifically with respect to natural gas and gasoline, can materially affect our operating costs. During fiscal 2019, our energy costs, which include fuel, natural gas, and electricity, represented approximately 4.1% of our total revenue.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued updated accounting guidance for revenue recognition, which it has subsequently modified. This modified update provides a comprehensive new revenue recognition model that requires revenue to be recognized in a manner to depict the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. The standard includes cost guidance, whereby all direct and incremental costs to obtain or fulfill a contract will be capitalized and amortized over the corresponding period of benefit, determined on a contract by contract basis. This guidance is also intended to improve disclosure requirements and enhance the comparability of revenue recognition practices. Improved disclosures under the amended guidance relate to the nature, amount, timing and uncertainty of revenue that is recognized from contracts with customers. We adopted the standard on August 26, 2018 using the modified retrospective adoption method. Upon adoption of this guidance, we recorded an adjustment to the opening balance of retained earnings as of August 26, 2018. The adoption of the standard did not have any material impact to the timing or measurement of revenues. The adjustment to retained earnings relates to the capitalization of certain direct and incremental contract costs required by the new guidance, net of the related income tax effect. Capitalized costs are amortized ratably over the anticipated period of benefit. We applied the new guidance to all contracts as of August 26, 2018. Results for reporting periods beginning after August 25, 2018 are presented under the new guidance, while comparative prior period amounts have not been restated and continue to be presented under accounting standards in effect in those periods.

Capitalization of Contract Costs. We elected to apply the guidance, as a practical expedient, to a portfolio of contracts (or performance obligations) with similar characteristics because we reasonably expect that the effects on the Consolidated Financial Statements of applying this guidance to the portfolio would not differ materially from applying this guidance to the individual contracts within the portfolio. We also continue to expense certain costs to obtain a contract if those costs do not meet the criteria of the new standard or the amortization period of the asset would have been one year or less.

The cumulative effect of applying the new guidance was recorded as an adjustment to retained earnings as of the adoption date. The adoption of this standard had no impact on our fiscal 2019 operating cash flow with the exception of the impact to net income as mentioned in Note 1, “Recent Accounting Pronouncements” to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

In January 2016, the FASB issued updated guidance for the recognition, measurement, presentation, and disclosure of certain financial assets and liabilities. This guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017, with early adoption permitted. Accordingly, we adopted this guidance on August 26, 2018. The adoption of this standard did not have a material impact on our financial statements.

In February 2016, the FASB issued updated guidance which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new guidance requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. This new guidance is effective for reporting periods beginning after December 15, 2018. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in their financial statements. We adopted the new guidance on September 1, 2019. In accordance with Topic 842, a registrant can elect not to present comparative financial information under Topic 842 if it recognizes a cumulative-effect adjustment to retained earnings upon adoption. We intend to make this transition election. The majority of our lease spend relates to certain real estate with the remaining lease spend primarily related to vehicles and equipment. In addition to the new qualitative and quantitative disclosures that will be required upon adoption of this standard, we anticipate recognizing lease assets and liabilities on the balance sheet in the range of approximately $40.0 million to $50.0 million, based on our portfolio of leases at August 31, 2019. We do not expect a material impact on its consolidated statements of income or consolidated statements of cash flows. We are substantially complete with our implementation efforts.

In August 2016, the FASB issued updated guidance that reduces diversity in how certain cash receipts and cash payments are presented and classified in the Consolidated Statements of Cash Flows. This guidance is effective for annual reporting periods, and any interim periods within those annual periods, that begin after December 15, 2017 and is required to be applied retrospectively, with early adoption permitted. Accordingly, we adopted this guidance on August 26, 2018. The adoption of this guidance did not have a material impact on our financial statements.

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

In October 2016, the FASB issued updated guidance to improve the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. This guidance is effective for annual reporting periods, and any interim periods within those annual periods, that begin after December 15, 2017 and is required to be applied on a modified retrospective basis, with early adoption permitted. Accordingly, we adopted this standard us on August 26, 2018. The adoption of this guidance did not have a material impact on our financial statements.

In March 2017, the FASB issued updated guidance that requires a change in the presentation of net periodic benefit cost on the consolidated statements of operations. Specifically, entities must present the service cost component of net periodic benefit cost in the same financial statement line items as other compensation costs arising from services rendered by the related employees during the period, whereas the non-service components of net periodic benefit cost must be presented separately from the financial statement line items that include service cost and outside of operating income. Our adoption of this guidance on August 26, 2018 did not have a material impact on our financial statements.

In August 2017, the FASB issued guidance that expands component and fair value hedging, specifies the presentation of the effects of hedging instruments, and eliminates the separate measurement and presentation of hedge ineffectiveness. The accounting update is effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted, and is to be applied on a modified retrospective basis. We elected to early adopt this guidance in the first quarter of fiscal 2019. The adoption of this guidance did not have a material impact on our financial statements.

In August 2018, the FASB issued updated guidance to modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. This guidance will be effective for annual reporting periods, and any interim periods within those annual periods, ending after December 15, 2020 and will be required to be applied on a retrospective basis, with early adoption permitted. Accordingly, the standard will be effective for us on August 29, 2021. We are currently evaluating the impact that this guidance will have on our financial statements and related disclosures.

In August 2018, the FASB issued guidance that addresses customer’s accounting for implementation costs incurred in a cloud computing arrangement that is a service contract and also adds certain disclosure requirements related to implementation costs incurred for internal-use software and cloud computing arrangements. This guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). This guidance is effective for annual reporting periods, and any interim periods within those annual periods, that begin after December 15, 2019 with early adoption permitted. The amendments in this update can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. Accordingly, the guidance will be effective for us on August 30, 2020. We are currently evaluating the impact that this guidance will have on its financial statements and related disclosures.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

We have determined that all of our foreign subsidiaries operate primarily in local currencies that represent the functional currencies of such subsidiaries. All assets and liabilities of our foreign subsidiaries are translated into U.S. dollars using the exchange rate prevailing at the balance sheet date. The effects of exchange rate fluctuations on the translation of assets and liabilities are recorded as a component of shareholders’ equity. Revenues and expenses are translated at the average exchange rates in effect during each month of the fiscal year. As such, our financial condition and operating results are affected by fluctuations in the value of the U.S. dollar as compared to currencies in foreign countries. Revenues denominated in currencies other than the U.S. dollar represented approximately 7.0%, 8.1% and 7.4% of our total consolidated revenues for fiscal 2019, 2018 and 2017, respectively. Total assets denominated in currencies other than the U.S. dollar represented approximately 6.9% and 8.0% of our total consolidated assets at August 31, 2019 and August 25, 2018, respectively. If exchange rates had increased or decreased by 10% from the actual rates in effect during the fiscal year ended August 31, 2019, our revenues and assets for the year ended and as of August 31, 2019 would have increased or decreased by approximately $12.6 million and $14.1 million, respectively.

In January 2015, we entered into sixteen forward contracts to exchange Canadian dollars (“CAD”) for U.S. dollars at fixed exchange rates in order to manage our exposure related to certain forecasted CAD denominated sales of one of our subsidiaries. The hedged transactions are specified as the first amount of CAD denominated revenues invoiced by one of our domestic subsidiaries each fiscal quarter, beginning in the third quarter of fiscal 2015 and continuing through the second quarter of fiscal 2019. In total, we sold approximately 31.0 million CAD at an average Canadian-dollar exchange rate of 0.7825 over these quarterly periods. We concluded that the forward contracts met the criteria to qualify as a cash flow hedge under U.S. GAAP. Accordingly, we reflected all changes in the fair value of the forward contracts in accumulated other comprehensive loss, a component of shareholders’ equity. Upon the maturity of each foreign exchange forward contract, the gain or loss on the contract was recorded as an adjustment to revenues.

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

As of August 31, 2019, we had forward contracts with a notional value of approximately $9.5 million CAD outstanding and recorded the fair value of the contracts of $0.1 million in other long-term assets and $0.1 million in prepaid expenses and other current assets with a corresponding $0.2 million gain in accumulated other comprehensive loss, which was recorded net of tax. During fiscal 2019, we reclassified $0.2 million from accumulated other comprehensive loss to revenue, related to the derivative financial instruments. The gain on these forward contracts that results in decrease to accumulated other comprehensive loss as of August 31, 2019 is expected to be reclassified to revenues prior to its maturity on February 25, 2022.

Other than the forward contracts discussed above, we do not operate a hedging program to mitigate the effect of a significant change in the value of the functional currencies of our foreign subsidiaries, which include the Canadian dollar, euro, British pound, Mexican peso and Nicaraguan cordoba, as compared to the U.S. dollar. Any losses or gains resulting from unhedged foreign currency transactions, including exchange rate fluctuations on intercompany accounts are reported as transaction losses (gains) in our other (income) expense, net. The intercompany payables and receivables are denominated in Canadian dollars, euros, British pounds, Mexican pesos and Nicaraguan cordobas. During the fiscal year ended August 31, 2019, transaction losses included in other expense (income), net, was $1.1 million. If exchange rates had changed by 10% during fiscal 2019, we would have recognized exchange gains or losses of approximately $0.9 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Statements of Income

UniFirst Corporation and Subsidiaries

Year ended (In thousands, except per share data)	August 31, 2019	August 25, 2018	August 26, 2017
Revenues	$1,809,376	$1,696,489	$1,590,958

Operating expenses:
Cost of revenues (1)	1,139,195	1,056,724	993,589
Selling and administrative expenses (1)	334,840	360,727	342,407
Impairment charge	—	—	55,800
Depreciation and amortization	103,333	96,662	88,879
Total operating expenses	1,577,368	1,514,113	1,480,675

Operating income	232,008	182,376	110,283

Other (income) expense:
Interest income, net	(9,082)	(5,543)	(4,269)
Other expense (income), net	3,166	673	(571)
Total other income, net	(5,916)	(4,870)	(4,840)

Income before income taxes	237,924	187,246	115,123
Provision for income taxes	58,790	23,351	44,927

Net income	$179,134	$163,895	$70,196

Income per share—Basic:
Common Stock	$9.77	$8.66	$3.63
Class B Common Stock	$7.81	$6.91	$2.91

Income per share—Diluted:
Common Stock	$9.33	$8.21	$3.44

Income allocated to—Basic:
Common Stock	$150,247	$133,802	$55,903
Class B Common Stock	$28,887	$30,093	$13,915

Income allocated to—Diluted:
Common Stock	$179,134	$163,895	$69,837

Weighted average number of shares outstanding—Basic:
Common Stock	15,385	15,454	15,382
Class B Common Stock	3,697	4,357	4,786

Weighted average number of shares outstanding—Diluted:
Common Stock	19,196	19,963	20,276

(1)	Exclusive of depreciation on the Company’s property, plant and equipment and amortization of its intangible assets.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income

UniFirst Corporation and Subsidiaries

Year ended (In thousands)	August 31, 2019	August 25, 2018	August 26, 2017
Net income	$179,134	$163,895	$70,196

Other comprehensive (loss) income:
Foreign currency translation adjustments	(3,524)	(5,184)	4,882
Pension benefit liabilities, net of income taxes	(5,104)	1,342	2,774
Change in fair value of derivatives, net of income taxes	252	247	(45)
Derivative financial instruments reclassified to earnings	(153)	(46)	(180)

Other comprehensive (loss) income	(8,529)	(3,641)	7,431

Comprehensive income	$170,605	$160,254	$77,627

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Balance Sheets

UniFirst Corporation and Subsidiaries

(In thousands, except share and par value data)	August 31, 2019	August 25, 2018
Assets
Current assets:
Cash, cash equivalents and short-term investments	$385,341	$270,512
Receivables, less reserves of $9,935 and $9,237, respectively	203,457	200,797
Inventories	100,916	90,176
Rental merchandise in service	184,318	174,392
Prepaid taxes	4,060	27,024
Prepaid expenses and other current assets	35,699	21,899
Total current assets	913,791	784,800
Property, plant and equipment, net	574,509	547,996
Goodwill	401,178	397,422
Customer contracts, net	56,588	67,318
Other intangible assets, net	16,132	15,166
Deferred income taxes	448	425
Other assets	84,674	30,259
Total assets	$2,047,320	$1,843,386
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$77,918	$73,500
Accrued liabilities	111,721	124,225
Accrued taxes	205	736
Total current liabilities	189,844	198,461
Accrued liabilities	117,074	105,888
Accrued and deferred income taxes	99,172	74,070
Total liabilities	406,090	378,419
Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred Stock, $1.00 par value; 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $0.10 par value; 30,000,000 shares authorized; 15,332,759 and 15,431,209 shares issued and outstanding in 2019 and 2018, respectively	1,533	1,543
Class B Common Stock, $0.10 par value; 20,000,000 shares authorized; 3,643,009 and 3,710,009 shares issued and outstanding in 2019 and 2018, respectively	364	371
Capital surplus	84,946	82,973
Retained earnings	1,588,075	1,405,239
Accumulated other comprehensive loss	(33,688)	(25,159)
Total shareholders’ equity	1,641,230	1,464,967
Total liabilities and shareholders’ equity	$2,047,320	$1,843,386

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Equity

UniFirst Corporation and Subsidiaries

(In thousands)	Common Shares	Class B Common Shares	Common Stock	Class B Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance, August 27, 2016	15,415	4,849	$1,542	$485	$72,561	$1,319,142	$(28,949)	$1,364,781
Net income	—	—	—	—	—	70,196	—	70,196
Pension benefit liabilities, net (1)	—	—	—	—	—	—	2,774	2,774
Change in fair value of derivatives	—	—	—	—	—	—	(225)	(225)
Foreign currency translation	—	—	—	—	—	—	4,882	4,882
Dividends declared	—	—	—	—	—	(2,900)	—	(2,900)
Shares converted	34	(34)	3	(3)	—	—	—	—
Share-based compensation, net (2)	(47)	—	(5)	—	10,072	—	—	10,067
Share-based awards exercised, net (1) (3)	51	—	5	—	3,612	—	—	3,617
Balance, August 26, 2017	15,453	4,815	$1,545	$482	$86,245	$1,386,438	$(21,518)	$1,453,192
Net income	—	—	—	—	—	163,895	—	163,895
Pension benefit liabilities, net (1)	—	—	—	—	—	1,192	1,342	2,534
Change in fair value of derivatives	—	—	—	—	—	—	201	201
Foreign currency translation	—	—	—	—	—	—	(5,184)	(5,184)
Dividends declared	—	—	—	—	—	(5,586)	—	(5,586)
Share-based compensation, net (2)	—	—	—	—	2,204	(738)	—	1,466
Share-based awards exercised, net (1)	51	—	5	—	456	—	—	461
Repurchase of Common Stock	(73)	(1,105)	(7)	(111)	(5,932)	(139,962)	—	(146,012)
Balance, August 25, 2018	15,431	3,710	$1,543	$371	$82,973	$1,405,239	$(25,159)	$1,464,967
Net income	—	—	—	—	—	179,134	—	179,134
Pension benefit liabilities, net (1)	—	—	—	—	—	—	(5,104)	(5,104)
Change in fair value of derivatives	—	—	—	—	—	—	99	99
Foreign currency translation	—	—	—	—	—	—	(3,524)	(3,524)
Dividends declared	—	—	—	—	—	(8,243)	—	(8,243)
Shares converted	67	(67)	7	(7)	—		—	—
Share-based compensation, net (2)	—	—	—	—	2,997	—	—	2,997
Share-based awards exercised, net (1)	32	—	3	—	48	—	—	51
Repurchase of Common Stock	(197)	—	(20)	—	(1,072)	(29,423)	—	(30,515)
Cumulative effect of change in accounting principle	—	—	—	—	—	41,368	—	41,368
Balance, August 31, 2019	15,333	3,643	$1,533	$364	$84,946	$1,588,075	$(33,688)	$1,641,230

(1)	These amounts are shown net of the effect of income taxes.
(2)	These amounts are shown net of any shares withheld by the Company to satisfy certain tax withholdings obligations in connection with the vesting of certain shares of restricted stock.
(3)	These amounts include excess tax benefits that the Company realized as part of the exercise of share-based awards.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statements of Cash Flows

UniFirst Corporation and Subsidiaries

Year ended (In thousands)	August 31, 2019	August 25, 2018	August 26, 2017
Cash flows from operating activities:
Net income	$179,134	$163,895	$70,196
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	103,333	96,662	88,879
Amortization of deferred financing costs	112	112	112
Forgiveness of a liability	(7,346)	—	—
Other	(283)	(232)	(567)
Share-based compensation	5,761	4,638	12,462
Accretion on environmental contingencies	755	692	600
Accretion on asset retirement obligations	865	935	853
Impairment charge	—	—	55,800
Deferred income taxes	8,896	(7,861)	955
Changes in assets and liabilities, net of acquisitions:
Receivables, less reserves	(3,189)	(12,420)	(22,232)
Inventories	(10,736)	(11,051)	1,865
Rental merchandise in service	(10,324)	(21,572)	(5,384)
Prepaid expenses and other current assets and Other assets	(8,011)	(5,643)	12,903
Accounts payable	3,365	4,573	9,594
Accrued liabilities	(1,027)	12,233	11,728
Prepaid and accrued income taxes	20,837	5,112	(19,490)
Net cash provided by operating activities	282,142	230,073	218,274

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(4,919)	(42,665)	(125,457)
Capital expenditures, including capitalization of software costs	(119,815)	(112,747)	(108,554)
Proceeds from sale of assets	405	1,777	876
Other	—	(263)	98
Net cash used in investing activities	(124,329)	(153,898)	(233,037)

Cash flows from financing activities:
Proceeds from exercise of share-based awards, including excess tax benefits in fiscal 2017	51	461	3,102
Taxes withheld and paid related to net share settlement of equity awards	(2,767)	(3,180)	(2,386)
Repurchase of Common Stock	(30,515)	(146,011)	—
Payment of cash dividends	(8,260)	(4,218)	(2,898)
Net cash used in financing activities	(41,491)	(152,948)	(2,182)

Effect of exchange rate changes	(1,493)	(2,467)	2,902

Net (decrease) increase in cash, cash equivalents and short-term investments	114,829	(79,240)	(14,043)
Cash, cash equivalents and short-term investments at beginning of period	270,512	349,752	363,795
Cash, cash equivalents and short-term investments at end of period	$385,341	$270,512	$349,752
Supplemental disclosure of cash flow information:
Non-cash capital expenditures	$16,244	$15,050	$10,625
Interest paid	$750	$538	$801
Income taxes paid, net of refunds received	$28,354	$28,355	$62,165

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

Basis of Presentation

The Consolidated Financial Statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. There have been no material changes in the accounting policies followed by the Company during the current fiscal year other than the adoption of recent accounting pronouncements as discussed in greater detail in the Recent Accounting Pronouncements sub-section of this Note.

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

Fiscal Year

The Company’s fiscal year ends on the last Saturday in August. For financial reporting purposes, fiscal 2019 consisted of 53 weeks, and fiscal 2018 and fiscal 2017 both consisted of 52 weeks. The additional week was included in the fourth quarter of fiscal 2019.

Cash, Cash Equivalents and Short-Term Investments

Cash, cash equivalents and short-term investments include cash in banks, money market securities, and bank short-term investments having original maturities of twelve months or less. As of August 31, 2019, short-term investments consist of certificates of deposits totaling $4.9 million having original maturities of six and twelve months. As of August 25, 2018, short-term investments consist of certificates of deposits totaling $67.6 million having original maturities of three, six and twelve months.

Accounts receivable

Accounts receivable represents amounts due from customers and is presented net of an allowance for doubtful accounts.  The Company utilizes its judgment and estimates are used in determining the collectability of accounts receivable and evaluating the adequacy of the allowance for doubtful accounts. The Company considers specific accounts receivable and historical bad debt experience, customer credit worthiness, current economic trends and the age of outstanding balances as part of its evaluation. When an account is considered uncollectible, it is written off against the allowance for doubtful accounts.

Financial Instruments

The Company’s financial instruments, which may expose the Company to concentrations of credit risk, include cash, cash equivalents and short-term investments, receivables and accounts payable. Each of these financial instruments is recorded at cost, which approximates its fair value given the short maturity of each financial instrument.

Revenue Recognition

As discussed and described in greater detail in the Recent Accounting Pronouncements sub-section of this Note, the Company adopted the new revenue recognition guidance on August 26, 2018. As accounted for under the new guidance, approximately 91.6% of the Company’s revenues are derived from fees for route servicing of Core Laundry Operations, Specialty Garments and First Aid services performed by the Company’s employees at the customer’s location of business. Revenues from the Company’s route servicing customer contracts represent a single-performance obligation. The Company recognizes these revenues over time as services are performed based on the nature of services provided and contractual rates (input method). Certain of the Company’s customer contracts, primarily within the Company’s Core Laundry Operations, include pricing terms and conditions that include components of variable consideration. The variable consideration is typically in the form of consideration due to a customer based on performance metrics specified within the contract. Specifically, some contracts contain discounts or rebates that the customer can earn through the achievement of specified volume levels. Each component of variable consideration is earned based on the Company’s actual performance during the measurement period specified within the contract. To determine the transaction price, the Company estimates the variable consideration using the most likely amount method, based on the specific contract provisions and known performance results during the relevant measurement period. When determining if variable consideration should be constrained, the Company considers whether factors outside its control could result in a significant reversal of revenue. In making these assessments, the Company considers the likelihood and magnitude of a potential reversal. The Company’s performance period generally corresponds with the monthly invoice period. No significant constraints on the Company’s revenue recognition were applied during fiscal 2019. The Company reassesses these estimates during each reporting period. The Company maintains a liability for these discounts and rebates within accrued liabilities on the consolidated balance sheets. Variable consideration also includes consideration paid to a customer at the beginning of a contract. The Company capitalizes this consideration and amortizes it over the life of the contract as a reduction to revenue in accordance with the updated accounting guidance for revenue recognition. These assets are included in other assets on the consolidated balance sheets.

The following table presents the Company’s revenues for fiscal 2019, disaggregated by service type:

	Years ended
	August 31, 2019		August 25, 2018		August 26, 2017
(In thousands, except percentages)	Revenues	% of Revenues	Revenues	% of Revenues	Revenues	% of Revenues
Core Laundry Operations	1,616,205	89.3%	$1,523,648	89.8%	$1,442,149	90.6%
Specialty Garments	132,767	7.3%	118,477	7.0%	98,024	6.2%
First Aid	60,404	3.4%	54,364	3.2%	50,785	3.2%
Total Revenues	$1,809,376	100.0%	$1,696,489	100.0%	$1,590,958	100.0%

During fiscal 2019, the percentage of revenues recognized over time as the services are performed was 95.8% of Core Laundry Operations revenues and 82.7% of Specialty Garments revenues. During fiscal 2019, 4.2% of Core Laundry Operations revenues, 17.3% of Specialty Garments revenues and 100% of First Aid revenues were recognized at a point in time, which generally occurs when the goods are transferred to the customer.

Costs to Obtain a Contract

The Company defers commission expenses paid to its employee-partners when the commissions are deemed to be incremental for obtaining the route servicing customer contract. The deferred commissions are amortized on a straight-line basis over the expected period of benefit. The Company reviews the deferred commission balances for impairment on an ongoing basis. Deferred commissions are classified as current or noncurrent based on the timing of when the Company expects to recognize the expense. The current portion is included in prepaid expenses and other current assets and the non-current portion is included in other assets on the Company’s consolidated balance sheets. As of August 31, 2019, the current and non-current assets related to deferred commissions totaled $12.4 million and $50.3 million, respectively. During fiscal 2019, the Company recorded $11.8 million of amortization expense related to deferred commissions. This expense is classified in selling and administrative expenses on the consolidated statements of income.

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

The components of inventory as of August 31, 2019 and August 25, 2018 were as follows (in thousands):

	August 31, 2019	August 25, 2018
Raw materials	$23,000	$18,508
Work in process	2,864	3,271
Finished goods	75,052	68,397
Total inventory	$100,916	$90,176

Rental merchandise in service is amortized, primarily on a straight-line basis, over the estimated service lives of the merchandise, which range from six to thirty-six months. The amortization expense is included in the cost of revenues on the Company’s Consolidated Statements of Income. In establishing estimated lives for merchandise in service, management considers historical experience and the intended use of the merchandise. Material differences may result in the amount and timing of operating profit for any period if management makes significant changes to these estimates.

Property, plant and equipment

Property, plant and equipment are recorded at cost. Expenditures for maintenance and repairs are expensed as incurred, while expenditures for renewals and betterments are capitalized.

The components of property, plant and equipment as of August 31, 2019 and August 25, 2018 were as follows (in thousands):

	August 31, 2019	August 25, 2018
Land, buildings and leasehold equipment	$527,419	$496,966
Machinery and equipment	565,319	534,469
Motor vehicles	253,841	238,087
	1,346,579	1,269,522
Less: accumulated depreciation	772,070	721,526
Total property, plant and equipment	$574,509	$547,996

The Company provides for depreciation on the straight-line method based on the date the asset is placed in service using the following estimated useful lives:

Buildings (in years)	30 — 40
Building components (in years)	10 — 20
Leasehold improvements	Shorter of useful life or term of lease
Machinery and equipment (in years)	3 — 10
Motor vehicles (in years)	3 — 5

Long-lived assets, including property, plant and equipment, are evaluated for impairment whenever events or circumstances indicate an asset may be impaired. There were no material impairments of long-lived assets in fiscal 2019 and 2018. During the fourth quarter of fiscal 2017, the Company recognized a non-cash impairment charge in its U.S. and Canadian Rental and Cleaning segment of $55.8 million on its ongoing customer relationship management (“CRM”) systems project as the Company determined that it was no longer probable that the version being developed at the end of fiscal 2017 would be placed into service. During fiscal 2018, the previous version of the CRM system being developed was abandoned, and the Company is now working on a new CRM system. Expenditures not impaired for computer software, including amounts capitalized related to the Company’s CRM systems project, are included within other intangible assets, net.

Goodwill and Other Intangible Assets

In accordance with U.S. GAAP, the Company does not amortize goodwill. Instead, the Company tests goodwill for impairment on an annual basis. Management completes its annual goodwill impairment test in the fourth quarter of each fiscal year. In addition, U.S. GAAP requires that companies test goodwill if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit to which goodwill is assigned below its carrying amount. The Company used the qualitative assessment option for our impairment testing in fiscal 2019 for goodwill and determined that the fair values of the reporting units more likely than not exceeded their carrying values and that there was no evidence of impairment as of August 31, 2019.

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

Definite-lived intangible assets are amortized over their estimated useful lives, which are based on management’s estimates of the period that the assets will generate economic benefits. Definite-lived intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable in accordance with U.S. GAAP. There were no impairments of goodwill or indicators of impairment for definite-lived intangible assets in fiscal 2019, 2018 or 2017.

As of August 31, 2019, definite-lived intangible assets have a weighted average useful life of approximately 11.3 years. Customer contracts have a weighted average useful life of approximately 13.6 years and other intangible assets, net, which consist of primarily, restrictive covenants, deferred financing costs, software and trademarks, have a weighted average useful life of approximately 3.3 years.

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

The estimated liability for environmental contingencies has been discounted as of August 31, 2019 using risk-free interest rates ranging from 1.5% to 2.0% over periods ranging from ten to thirty years. The estimated current costs, net of legal settlements with insurance carriers, have been adjusted for the estimated impact of inflation at 3% per year. Changes in enacted laws, regulatory orders or decrees, management’s estimates of costs, risk-free interest rates, insurance proceeds, participation by other parties, the timing of payments, the input of the Company’s attorneys and outside consultants or other factual circumstances could have a material impact on the amounts recorded for environmental and other contingent liabilities. Refer to Note 11, “Commitments and Contingencies”, of these Consolidated Financial Statements for additional discussion and analysis.

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

The Company has recognized as a liability the present value of the estimated future costs to decommission its nuclear laundry facilities. The Company depreciates, on a straight-line basis, the amount added to property, plant and equipment and recognizes accretion expense in connection with the discounted liability over the various remaining lives which range from approximately one to twenty-five years.

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

Insurance

The Company is self-insured for certain obligations related to health, workers’ compensation, vehicles and general liability programs. The Company also purchases stop-loss insurance policies for health, workers’ compensation, vehicles and general liability programs to protect itself from catastrophic losses. Judgments and estimates are used in determining the potential value associated with reported claims and for events that have occurred, but have not been reported. The Company’s estimates consider historical claims experience and other factors. In certain cases where partial insurance coverage exists, the Company estimates the portion of the liability that will be covered by existing insurance policies to arrive at its net expected liability. Receivables for insurance recoveries are recorded as assets, on an undiscounted basis. The Company’s liabilities are based on estimates, and, while the Company believes that its accruals are adequate, the ultimate liability may be significantly different from the amounts recorded. Changes in claims experience, the Company’s ability to settle claims or other estimates and judgments used by management could have a material impact on the amount and timing of expense for any period.

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

Income Taxes

The Company computes income tax expense by jurisdiction based on its operations in each jurisdiction. Deferred income taxes are provided for temporary differences between the amounts recognized for income tax and financial reporting purposes at currently enacted tax rates. The Tax Cuts and Jobs Act of 2017 (the “Act”) included a mandatory one-time transition tax on accumulated earnings of foreign subsidiaries and, as a result, previously unremitted earnings for which no U.S. deferred tax liability had been accrued have now been subject to U.S. tax. Deferred tax assets and liabilities are determined by the differences between the consolidated financial statement carrying amounts and the tax basis of assets and liabilities. See Note 4, “Income Taxes” in these Consolidated Financial Statements for the types of items that give rise to significant deferred income tax assets and liabilities. Deferred income taxes are classified as assets or liabilities based on the classification of the related asset or liability for financial reporting purposes. The Company regularly reviews deferred tax assets for recoverability based upon projected future taxable income and the expected timing of the reversals of existing temporary differences. Although realization is not assured, management believes it is more likely than not that the recorded deferred tax assets will be realized.

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

Advertising Costs

Advertising costs are expensed as incurred and are classified as selling and administrative expenses. The Company incurred advertising costs of $3.6 million, $2.8 million and $3.7 million, for fiscal 2019, 2018 and 2017, respectively.

Share-Based Compensation

Compensation expense for all stock options, stock appreciation rights, unrestricted stock and restricted stock units (collectively, “Share-Based Awards”) is recognized ratably over the related vesting period, net of actual forfeitures. Certain Share-Based Awards in the form of stock appreciation rights and shares of unrestricted stock were granted during fiscal 2019, 2018 and 2017 to non-employee Directors of the Company, which were fully vested upon grant and, with respect to stock appreciation rights, expire eight years after the grant date. Accordingly, compensation expense related to these Share-Based Awards in fiscal 2019, 2018 and 2017 were recognized on the date of grant.

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

The following table sets forth the computation of basic income per share using the two-class method for amounts attributable to the Company’s shares of Common Stock and Class B Common Stock (in thousands, except per share data):

Year ended	August 31, 2019	August 25, 2018	August 26, 2017
Net income available to shareholders	$179,134	$163,895	$70,196
Allocation of net income for Basic:
Common Stock	$150,247	$133,802	$55,903
Class B Common Stock	28,887	30,093	13,915
Unvested participating shares	—	—	378
	$179,134	$163,895	$70,196
Weighted average number of shares for Basic:
Common Stock	15,385	15,454	15,382
Class B Common Stock	3,697	4,357	4,786
Unvested participating shares	—	—	116
	19,082	19,811	20,284
Income per share for Basic:
Common Stock	$9.77	$8.66	$3.63
Class B Common Stock	$7.81	$6.91	$2.91

The Company is required to calculate the diluted income per share for Common Stock using the more dilutive of the following two methods:

•	The treasury stock method; or
•	The two-class method assuming a participating security is not exercised or converted.

For the years ended August 31, 2019, August 25, 2018 and August 26, 2017, the Company’s diluted income per share assumes the conversion of all vested Class B Common Stock into Common Stock and uses the two-class method for its unvested participating shares. The following table sets forth the computation of diluted income per share of Common Stock for the years ended August 31, 2019, August 25, 2018 and August 26, 2017 (in thousands, except per share data):

	Year Ended August 31, 2019			Year Ended August 25, 2018			Year Ended August 26, 2017
	Earnings to Common shareholders	Common Shares	Income Per Share	Earnings to Common shareholders	Common Shares	Income Per Share	Earnings to Common shareholders	Common Shares	Income Per Share
As reported—Basic	$150,247	15,385	$9.77	$133,802	15,454	$8.66	$55,903	15,382	$3.63
Add: effect of dilutive potential common shares
Share-Based Awards	—	114		—	152		—	108
Class B Common Stock	28,887	3,697		30,093	4,357		13,915	4,786
Add: Undistributed earnings allocated to unvested participating shares	—	—		—	—		362	—
Less: Undistributed earnings reallocated to unvested participating shares	—	—		—	—		(343)	—
Diluted Income Per Share— Common Stock	$179,134	19,196	$9.33	$163,895	19,963	$8.21	$69,837	20,276	$3.44

Share-Based Awards that would result in the issuance of 8,325, 4,972 and 16 shares, respectively, of Common Stock were excluded from the calculation of diluted earnings per share for the fiscal 2019, 2018 and 2017 because they were anti-dilutive.

Foreign Currency Translation

The functional currency of our foreign operations is the local country’s currency. Transaction gains and losses, including gains and losses on our intercompany transactions, are included in other (income) expense in the accompanying Consolidated Statements of Income. Assets and liabilities of operations outside the United States are translated into U.S. dollars using period-end exchange rates. Revenues and expenses are translated at the average exchange rates in effect during each month of the fiscal year. The effects of foreign currency translation adjustments are included in shareholders’ equity as a component of accumulated other comprehensive loss in the accompanying Consolidated Balance Sheets.

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

The cumulative effect of applying the new guidance was recorded as an adjustment to retained earnings as of the adoption date. As a result of applying the modified retrospective method to adopt the new revenue guidance, the adjustments set forth in the table below were made to accounts on the consolidated balance sheet as of August 26, 2018:

Consolidated Balance Sheet (In thousands)	August 25, 2018	Capitalization of Contract Costs	August 26, 2018
Assets
Prepaid expenses and other current assets	$21,899	$11,389	$33,288
Total current assets	784,800	11,389	796,189
Other assets	30,259	44,405	74,664
Total assets	$1,843,386	$55,794	$1,899,180
Liabilities and shareholders’ equity
Accrued and deferred income taxes	$74,070	$14,427	$88,497
Total liabilities	378,419	14,427	392,846
Retained earnings	1,405,239	41,367	1,446,606
Total shareholders’ equity	1,464,967	41,367	1,506,334
Total liabilities and shareholders’ equity	$1,843,386	$55,794	$1,899,180

The impacts of adopting this standard on the fiscal 2019 Consolidated Financial Statements are presented in the following tables:

	Year Ended August 31, 2019
Consolidated Statement of Income (In thousands, except per share data)	As Reported	Under Historical Guidance	Impact of Adopting New Revenue Standard
Operating expenses:
Selling and administrative expenses	$334,840	$341,795	$(6,955)
Total operating expenses	1,577,368	1,584,323	(6,955)
Operating income	232,008	225,053	6,955
Income before income taxes	237,924	230,969	6,955
Provision for income taxes	58,790	57,010	1,780
Net income	$179,134	$173,959	$5,175
Income per share – Diluted:	$9.33	$9.06	$0.27

	Balance at August 31, 2019
Consolidated Balance Sheet (In thousands)	As Reported	Under Historical Guidance	Impact of Adopting New Revenue Standard
Assets
Prepaid expenses and other current assets	$35,699	$23,285	$12,414
Total current assets	913,791	901,377	12,414
Other assets	84,674	34,339	50,335
Total assets	$2,047,320	$1,984,571	$62,749
Liabilities and shareholders’ equity
Accrued and deferred income taxes	$99,172	$83,114	$16,058
Total liabilities	406,090	390,032	16,058
Retained earnings	1,588,075	1,541,384	46,691
Total shareholders’ equity	1,641,230	1,594,539	46,691
Total liabilities and shareholders’ equity	$2,047,320	$1,984,571	$62,749

The adoption of this standard had no impact on the Company’s fiscal 2019 operating cash flow with the exception of the impact to net income as presented in the tables above.

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

In February 2016, the FASB issued updated guidance which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new guidance requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. This new guidance is effective for reporting periods beginning after December 15, 2018. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in their financial statements. The Company adopted the new guidance on September 1, 2019. In accordance with Topic 842, a registrant can elect not to present comparative financial information under Topic 842 if it recognizes a cumulative-effect adjustment to retained earnings upon adoption. The Company intends to make this transition election. The majority of the Company’s lease spend relates to certain real estate with the remaining lease spend primarily related to vehicles and equipment. In addition to the new qualitative and quantitative disclosures that will be required upon adoption of this standard, the Company anticipates recognizing lease assets and liabilities on the balance sheet in the range of approximately $40.0 million to $50.0 million, based on the Company's portfolio of leases at August 31, 2019. The Company does not expect a material impact on its consolidated statements of income or consolidated statements of cash flows. The Company is substantially complete with its implementation efforts.

In August 2016, the FASB issued updated guidance that reduces diversity in how certain cash receipts and cash payments are presented and classified in the Consolidated Statements of Cash Flows. This guidance is effective for annual reporting periods, and any interim periods within those annual periods, that begin after December 15, 2017 and is required to be applied retrospectively, with early adoption permitted. Accordingly, the Company adopted this guidance on August 26, 2018. The adoption of this guidance did not have a material impact on its financial statements.

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

2. Acquisitions

During the fiscal year ended August 31, 2019, the Company completed six business acquisitions with an aggregate purchase price of approximately $5.7 million. The initial allocations of the purchase prices are incomplete with respect to certain assets acquired. The results of operations of these acquisitions have been included in the Company’s consolidated financial results since their respective acquisition dates. These acquisitions were not significant in relation to the Company’s consolidated financial results and, therefore, pro forma financial information has not been presented.

Aggregate information relating to the acquisition of businesses which were accounted for as purchases is as follows (in thousands, except number of businesses acquired):

Year ended	August 31, 2019	August 25, 2018	August 26, 2017
Number of businesses acquired	6	9	6
Tangible assets acquired	$322	$7,743	$26,174
Intangible assets and goodwill acquired	5,391	34,110	101,530
Liabilities assumed	—	(95)	(2,156)
Acquisition of businesses	$5,713	$41,758	$125,548

Tangible assets acquired primarily relate to accounts receivable, inventory, prepaid expenses and property, plant and equipment. Liabilities assumed primarily relate to accounts payable and accrued liabilities.

The amount assigned to intangible assets acquired was based on their respective fair values determined as of the acquisition date. The excess of the purchase price over the tangible and intangible assets was recorded as goodwill. In fiscal 2019, 2018 and 2017, the goodwill was primarily allocated to the U.S. and Canadian Rental and Cleaning segment and is deductible for tax purposes.

In September 2019, the Company completed an acquisition for approximately $38.2 million. The all-cash transaction was structured as an asset acquisition, with the Company acquiring substantially all of the acquired company’s industrial laundry, industrial uniform rental and industrial direct sales assets.

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

The fair value hierarchy prescribed under U.S. GAAP contains three levels as follows:

Level 1	Quoted prices in active markets for identical assets or liabilities.
Level 2

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

All financial assets or liabilities that are measured at fair value on a recurring basis (at least annually) have been segregated into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date. The assets or liabilities measured at fair value on a recurring basis are summarized in the tables below (in thousands):

	As of August 31, 2019
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents	$214,038	$—	$—	$214,038
Pension plan assets		4,603		4,603
Foreign currency forward contracts	—	254	—	254
Total assets at fair value	$214,038	$4,857	$—	$218,895

	As of August 25, 2018
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents	$103,190	$—	$—	$103,190
Pension plan assets	—	6,325	—	6,325
Foreign currency forward contracts	—	127	—	127
Total assets at fair value	$103,190	$6,452	$—	$109,642

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

The Company’s foreign currency forward contracts represent contracts the Company has entered into to exchange Canadian dollars for U.S. dollars at fixed exchange rates in order to manage its exposure related to certain forecasted Canadian dollar denominated sales of one of its subsidiaries. These contracts are included in prepaid expenses and other current assets and other long-term assets as of August 31, 2019 and August 25, 2018. The fair value of the forward contracts is based on similar exchange traded derivatives and are, therefore, included within Level 2 of the fair value hierarchy.

4. Income Taxes

The provision / (benefit) for income taxes consists of the following (in thousands):

Fiscal year	2019	2018	2017
Current:
Federal	$38,545	$23,815	$37,027
Foreign	(200)	527	1,995
State	11,733	8,012	6,642
Total current	$50,078	$32,354	$45,664
Deferred:
Federal	$7,289	$(11,517)	$(520)
Foreign	645	363	123
State	778	2,151	(340)
Total deferred	$8,712	$(9,003)	$(737)
Total	$58,790	$23,351	$44,927

The following table reconciles the provision for income taxes using the statutory federal income tax rate to the actual provision for income taxes:

Fiscal year	2019	2018	2017
Income taxes at the statutory federal income tax rate	21.0%	25.9%	35.0%
State income taxes	4.3	4.1	3.5
Other	(0.6)	(2.8)	0.5
Deemed Repatriation of Non—U.S. Earnings, net foreign tax credits and other (collectively, Transition Tax)	—	1.4	—
Impact of U.S. tax reform federal tax rate reduction	—	(16.1)	—
Total	24.7%	12.5%	39.0%

The components of deferred income taxes included on the consolidated balance sheets are as follows (in thousands):

	August 31, 2019	August 25, 2018
Deferred Tax Assets
Payroll and benefit related	$15,929	$14,718
Insurance related	11,948	10,880
Environmental	7,093	6,593
Accrued expenses	2,164	3,513
Other	7,301	7,440
Total deferred tax assets	$44,435	$43,144
Deferred Tax Liabilities
Payroll and benefit related	$16,056	$—
Tax in excess of book depreciation	42,691	39,877
Purchased intangible assets	29,633	27,206
Rental merchandise in service	46,649	44,508
Other	290	318
Total deferred tax liabilities	135,319	111,909
Net deferred tax liability	$90,884	$68,765

The Company regularly reviews deferred tax assets for recoverability based upon projected future taxable income and the expected timing of the reversals of existing temporary differences. Although realization is not assured, management believes it is more likely than not that the recorded deferred tax assets will be realized.

U.S. Tax Reform

The Act enacted on December 22, 2017, among other matters, reduced the U.S. federal corporate income tax rate from 35.0% to 21.0%, required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and created new taxes on certain foreign sourced earnings.

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

As a result of the Act, U.S. corporations are subject to lower income tax rates. For the fiscal year ended August 31, 2019, the statutory tax rate for the period was 21.0% compared to the applicable blended statutory tax rate of 25.9% for the corresponding period in the prior year.

During the second quarter of fiscal 2019, the Company completed its accounting for the tax effects of enactment of the Act as required by SAB 118. There were no changes from the provisional calculation as recorded through August 25, 2018 to the final calculation.

Effective tax rate

The Company’s effective tax rate for the fiscal year ended August 31, 2019 was 24.7% as compared to 12.5% for the corresponding period in the prior year. The increase in the effective tax rate was primarily due to the impact of the Act, which required us to remeasure our U.S net deferred income tax liabilities in fiscal 2018.

Foreign tax effects

The Act subjects a U.S. shareholder to tax on GILTI, defined below, earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income (“GILTI”), states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI in the year the tax is incurred as a current period expense only. The Company will account for GILTI in the year the tax is incurred as a current period expense.

As of August 31, 2019, unremitted foreign earnings, have been retained by the Company’s foreign subsidiaries for indefinite reinvestment. Upon repatriation of those earnings, in the form of dividends or otherwise, the Company could be subject to immaterial withholding taxes payable to the various foreign countries.

Uncertain tax positions

As of August 31, 2019 and August 25, 2018, there was $7.7 million and $2.2 million, respectively, of unrecognized tax benefits, of which $7.0 million and $1.9 million, respectively, would favorably impact the Company’s effective tax rate, if recognized. The Company recognized interest and penalties related to uncertain tax positions as a component of income tax expense which is consistent with the recognition of these items in prior reporting periods. As of August 31, 2019 and August 25, 2018, the Company had accrued a total of $0.2 million and $0.1 million, respectively, in interest and penalties, in its long-term accrued liabilities. For the years ended August 31, 2019, August 25, 2018 and August 26, 2017 the Company recognized a nominal expense in its Consolidated Statement of Income related to interest and penalties.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at August 26, 2017	$4,214
Additions based on tax positions related to the current year	487
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	(2,073)
Statute expirations	(430)
Balance at August 25, 2018	2,198
Additions based on tax positions related to the current year	329
Additions for tax positions of prior years	5,535
Statute expirations	(394)
Balance at August 31, 2019	$7,668

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

All U.S. and Canadian federal income tax statutes have lapsed for filings up to and including fiscal years 2014 and 2011, respectively. With a few exceptions, the Company is no longer subject to state and local income tax examinations for periods prior to fiscal 2015. The Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change significantly in the next 12 months.

5. Loans Payable and Long-term Debt

As of August 31, 2019 and August 25, 2018, the Company had no outstanding loans payable.

The Company has a $250.0 million unsecured revolving credit agreement (the “Credit Agreement”) with a syndicate of banks, which matures on April 11, 2021. Under the Credit Agreement, the Company is able to borrow funds at variable interest rates based on, at its election, the Eurodollar rate or a base rate, plus in each case a spread based on the Company’s consolidated funded debt ratio. Availability of credit requires compliance with certain financial and other covenants, including a maximum consolidated funded debt ratio and minimum consolidated interest coverage ratio as defined in the Credit Agreement. The Company tests its compliance with these financial covenants on a fiscal quarterly basis. As of August 31, 2019, the interest rates applicable to the Company’s borrowings under the Credit Agreement would be calculated as LIBOR plus 75 basis points at the time of the respective borrowing. As of August 31, 2019, the Company had no outstanding borrowings and had outstanding letters of credit amounting to $71.8 million, leaving $178.2 million available for borrowing under the Credit Agreement.

As of August 31, 2019, the Company was in compliance with all covenants under the Credit Agreement.

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

In January 2015, the Company entered into sixteen forward contracts to exchange Canadian dollars (“CAD”) for U.S. dollars at fixed exchange rates in order to manage its exposure related to certain forecasted CAD denominated sales of one of its subsidiaries. The hedged transactions are specified as the first amount of CAD denominated revenues invoiced by one of the Company’s domestic subsidiaries each fiscal quarter, beginning in the third fiscal quarter of fiscal 2015 and continuing through the second fiscal quarter of the fiscal year ended August 31, 2019. In total, the Company sold approximately 31.0 million CAD at an average Canadian-dollar exchange rate of 0.7825 over these quarterly periods. The Company concluded that the forward contracts met the criteria to qualify as a cash flow hedge under U.S. GAAP. Accordingly, the Company reflected all changes in the fair value of the forward contracts in accumulated other comprehensive loss, a component of shareholders’ equity. Upon the maturity of each foreign exchange forward contract, the gain or loss on the contract was recorded as an adjustment to revenues.

In June 2018, the Company entered into twelve forward contracts to exchange CAD for U.S. dollars at fixed exchange rates in order to manage its exposure related to certain forecasted CAD denominated sales of one of its subsidiaries. The hedged transactions are specified as the first amount of CAD denominated revenues invoiced by one of the Company’s domestic subsidiaries each fiscal quarter, beginning in the third fiscal quarter of 2019 and continuing through the second fiscal quarter of 2022. In total, the Company will sell approximately 12.1 million CAD at an average Canadian-dollar exchange rate of 0.7814 over these quarterly periods. The Company concluded that the forward contracts met the criteria to qualify as a cash flow hedge under U.S. GAAP.

As of August 31, 2019, the Company had forward contracts with a notional value of approximately $9.5 million CAD outstanding and recorded the fair value of the contracts of $0.1 million in other long-term assets and $0.1 million  in prepaid expenses and other current assets with a corresponding $0.2 million gain in accumulated other comprehensive loss, which was recorded net of tax. For the fiscal year ended August 31, 2019, the Company reclassified $0.2 million from accumulated other comprehensive loss to revenue, related to the derivative financial instruments. The gain on these forward contracts that results in a decrease to accumulated other comprehensive loss as of August 31, 2019 is expected to be reclassified to revenues prior to its maturity on February 25, 2022.

7. Employee Benefit Plans

Defined Contribution Retirement Savings Plan

The Company has a defined contribution retirement savings plan with a 401(k) feature for all eligible U.S. and Canadian employees not under collective bargaining agreements. The Company matches a portion of the employee’s contribution and may make an additional contribution at its discretion. Contributions charged to expense under the plan for fiscal 2019, 2018 and 2017 were $19.7 million, $18.1 million and $15.0 million, respectively.

Pension Plans and Supplemental Executive Retirement Plans

The Company accounts for its pension plans and Supplemental Executive Retirement Plan on an accrual basis over employees’ estimated service periods.

The Company maintains an unfunded Supplemental Executive Retirement Plan (“SERP”) for certain eligible employees of the Company. The benefits are based on the employee’s compensation upon retirement. The amount charged to expense related to this plan amounted to approximately $2.1 million, $2.1 million and $2.5 million for fiscal 2019, 2018 and 2017, respectively.

The Company maintains a non-contributory defined benefit pension plan (“UniFirst Plan”) covering employees at one of its locations. The benefits are based on years of service. The UniFirst Plan assets are invested in a Guaranteed Deposit Account (“GDA”) that is maintained and operated by Prudential Retirement Insurance and Annuity Company (“PRIAC”). All assets are merged with the general assets of PRIAC and are invested predominantly in privately placed securities and mortgages. At the beginning of each calendar year, PRIAC notifies the Company of the annual rates of interest which will be applied to the amounts held in the Guaranteed Deposit Account during the next calendar year. In determining the interest rate to be applied, PRIAC considers the investment performance of the underlying assets of the prior year; however, regardless of the investment performance the annual interest rate applied per the contract must be a minimum of 3.25%. The amount charged to expense related to this plan amounted to approximately $0.3 million, $0.3 million and $0.5 million for fiscal 2019, 2018 and 2017.

In connection with one of the Company’s acquisitions, the Company assumed liabilities related to a frozen pension plan covering many of the acquired Company’s former employees (“Textilease Plan”). The pension benefits are based on years of service and the employee’s compensation. The Textilease Plan assets are held in a separate GDA with PRIAC; however the minimum interest rate per the Textilease Plan contract is 1.5%. The amount charged to expense related to this plan amounted to approximately $0.5 million, $0.2 million and $0.2 million, respectively, for fiscal 2019, 2018 and 2017.

The Company refers to its UniFirst Plan and Textilease Plan collectively as its “Pension Plans”.

The components of net periodic benefit cost related to the Company’s Pension Plans and SERP for fiscal 2019, 2018 and 2017 were as follows (in thousands):

	Pension Plans			SERP
	2019	2018	2017	2019	2018	2017
Service cost	$114	$115	$271	$725	$694	$785
Interest cost	260	257	244	1,148	1,027	1,003
Expected return on assets	(199)	(174)	(189)	—	—	—
Amortization of prior service cost	66	66	83	—	—	56
Amortization of unrecognized loss	51	102	149	247	362	653
Other events	503	96	125	—	—	—
Net periodic benefit cost	$795	$462	$683	$2,120	$2,083	$2,497

The Company’s obligations and funded status related to its Pension Plans and SERP as of August 31, 2019 and August 25, 2018 were as follows (in thousands):

	Pension Plans		SERP
	2019	2018	2019	2018
Change in benefit obligation:
Projected benefit obligation, beginning of year	$7,449	$8,382	$27,547	$28,801
Service cost	114	115	725	694
Interest cost	260	257	1,148	1,027
Actuarial loss (gain)	163	(673)	7,456	(2,129)
Benefits paid	(50)	(84)	(909)	(846)
Settlements	(2,370)	(548)	—	—
Projected benefit obligation, end of year	$5,566	$7,449	$35,967	$27,547

Change in plan assets:
Fair value of plan assets, beginning of year	$6,325	$5,097	$—	$—
Actual return on plan assets	170	72	—	—
Employer contributions	528	1,788	—	—
Benefits paid	(50)	(84)	—	—
Settlements	(2,370)	(548)	—	—
Fair value of plan assets, end of year	$4,603	$6,325	$—	$—
Funded status (net amount recognized):	$(963)	$(1,124)	$(35,967)	$(27,547)

As of August 31, 2019 and August 25, 2018, the accumulated benefit obligations for the Company’s Pension Plans were $5.6 million and $7.4 million, respectively. As of August 31, 2019 and August 25, 2018, the accumulated benefit obligations for the Company’s SERP were $27.4 million and $21.7 million, respectively.

The amounts recorded on the Consolidated Balance Sheet for the Company’s Pension Plans and SERP as of August 31, 2019 and August 25, 2018 were as follows (in thousands):

	Pension Plans		SERP
	2019	2018	2019	2018
Deferred tax assets	$254	$362	$2,912	$1,081
Accrued liabilities	$963	$1,124	$35,967	$27,547
Accumulated other comprehensive loss	$(741)	$(1,037)	$(8,509)	$(3,098)

As of August 31, 2019 and August 25, 2018, the amounts recognized in accumulated other comprehensive loss for the Company’s Pension Plans and SERP were as follows (in thousands):

	Pension Plans		SERP
	2019	2018	2019	2018
Net actuarial loss	$(549)	$(797)	$(8,509)	$(3,098)
Unrecognized prior service cost	(192)	(240)	—	—
Accumulated other comprehensive loss	$(741)	$(1,037)	$(8,509)	$(3,098)

The weighted average assumptions used in calculating the Company’s projected benefit obligation as of August 31, 2019 and August 25, 2018, were as follows:

	Pension Plans		SERP
	2019	2018	2019	2018
Discount rate	2.7%	3.9%	2.9%	4.0%
Rate of compensation increase	N/A	N/A	5.0%	5.0%

The weighted average assumptions used in calculating the Company’s net periodic service cost for the years ended August 31, 2019, August 25, 2018 and August 26, 2017, were as follows:

	Pension Plans			SERP
	2019	2018	2017	2019	2018	2017
Discount rate	3.8%	3.2%	2.9%	4.0%	3.6%	3.3%
Expected return on plan assets	3.5%	3.5%	3.9%	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	5.0%	5.0%	5.0%

The following benefit payments, which reflect expected future service, that are expected to be paid for the five fiscal years subsequent to August 31, 2019 and thereafter are as follows (in thousands):

	Pension Plans	SERP
2020	$960	$1,125
2021	189	1,125
2022	250	1,340
2023	317	1,338
2024	307	1,513
Thereafter	3,543	29,526
Total benefit payments	$5,566	$35,967

8. Goodwill and Other Intangible Assets

As discussed in Note 2, “Acquisitions”, when the Company acquires a business the amount assigned to the tangible assets and liabilities and intangible assets acquired is based on their respective fair values determined as of the acquisition date. The excess of the purchase price over the tangible assets and liabilities and intangible assets is recorded as goodwill. The following details the changes in the Company’s intangible assets and goodwill related to the Company’s acquisitions for the years ended August 31, 2019 and August 25, 2018 as well as the respective periods over which the assets will be amortized (in thousands, except weighted average life in years). These amounts include additional payments associated with prior year acquisitions as well as changes to acquisition purchase allocations that had not been finalized as of the end of the prior fiscal year:

Year ended	August 31, 2019	Weighted Average Life in Years	August 25, 2018	Weighted Average Life in Years
Goodwill	$3,885	N/A	$21,500	N/A
Customer contracts	1,070	10.0	11,707	14.9
Other intangible assets	118	3.0	906	6.1
Total intangible assets and goodwill acquired	$5,073		$34,113

The Company does not amortize goodwill, but it is reviewed annually or more frequently if certain indicators arise, for impairment. There were no impairment losses related to goodwill or intangible assets during the years ended August 31, 2019, August 25, 2018 or August 26, 2017.

The changes in the carrying amount of goodwill are as follows (in thousands):

Balance as of August 26, 2017	$376,110
Goodwill recorded during the period	21,500
Other	(188)
Balance as of August 25, 2018	$397,422
Goodwill recorded during the period	3,885
Other	(129)
Balance as of August 31, 2019	$401,178

As of August 31, 2019, the Company has allocated $385.8 million, $11.0 million and $4.4 million of goodwill to its U.S. and Canadian Rental and Cleaning, Specialty Garments and First Aid segments, respectively.

Intangible assets, net in the Company’s accompanying Consolidated Balance Sheets are as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
August 31, 2019
Customer contracts	$221,306	$164,718	$56,588
Software	48,838	34,813	14,025
Other intangible assets	35,063	32,956	2,107
	$305,207	$232,487	$72,720
August 25, 2018
Customer contracts	$220,303	$152,985	$67,318
Software	41,885	30,305	11,580
Other intangible assets	35,030	31,444	3,586
	$297,218	$214,734	$82,484

Estimated amortization expense for the five fiscal years subsequent to August 31, 2019 and thereafter, based on intangible assets, net as of August 31, 2019 is as follows (in thousands):

2020	15,723
2021	11,881
2022	8,231
2023	6,670
2024	5,613
Thereafter	24,602
Total estimated amortization expense	$72,720

9. Accrued Liabilities

Accrued liabilities in the accompanying Consolidated Balance Sheet consists of the following (in thousands):

	August 31, 2019	August 25, 2018
Current liabilities:
Payroll and benefit related	$36,634	$41,034
Bonuses	14,288	19,308
Insurance related	31,778	29,407
Environmental related	9,785	9,321
Other	19,236	25,155
Total current liabilities	$111,721	$124,225
Long-term liabilities:
Benefit related	$35,883	$27,613
Environmental related	17,933	16,165
Asset retirement obligations	12,727	13,668
Insurance related	50,531	48,442
Total long-term liabilities	$117,074	$105,888
Total accrued liabilities	$228,795	$230,113

10. Asset Retirement Obligations

Asset retirement obligations generally result from legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset. Accordingly, the Company recognizes asset retirement obligations in the period in which they are incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Company continues to depreciate, on a straight-line basis, the amount added to property, plant and equipment and recognizes accretion expense in connection with the discounted liability over the various remaining lives which range from approximately one to twenty-five years.

The Company recognized as a liability the present value of the estimated future costs to decommission its nuclear laundry facilities. The estimated liability is based on historical experience in decommissioning nuclear laundry facilities, estimated useful lives of the underlying assets, external vendor estimates as to the cost to decommission these assets in the future, and federal and state regulatory requirements. The estimated current costs have been adjusted for the estimated impact of inflation at 3% per year. The liability has been discounted using credit-adjusted risk-free rates that range from approximately 7.0% to 7.5% over approximately one to twenty-five years. Revisions to the liability could occur due to changes in the Company’s estimated useful lives of the underlying assets, estimated dates of decommissioning, changes in decommissioning costs, changes in federal or state regulatory guidance on the decommissioning of such facilities, or other changes in estimates. Changes due to revised estimates will be recognized by adjusting the carrying amount of the liability and the related long-lived asset if the assets are still in service, or charged to expense in the period if the assets are no longer in service.

A rollforward of the Company’s asset retirement liability is as follows for fiscal 2019 and 2018 (in thousands):

	August 31, 2019	August 25, 2018
Beginning balance	$13,668	$13,400
Accretion expense	865	935
Effect of exchange rate changes	(165)	(108)
Change in estimate	(1,641)	(559)
Ending balance	$12,727	$13,668

The Company’s asset retirement obligations are included in current and long-term accrued liabilities in the accompanying Consolidated Balance Sheet.

11. Commitments and Contingencies

Lease Commitments

The Company leases certain buildings and equipment from independent parties. Total rent expense on all leases was $16.5 million, $14.8 million and $13.6 million for the fiscal 2019, 2018 and 2017, respectively. Annual minimum lease commitments for the next five fiscal years and thereafter are as follows (in thousands):

2020	13,560
2021	10,728
2022	7,465
2023	5,907
2024	3,528
Thereafter	2,625
Total lease commitments	$43,813

Environmental and Legal Contingencies

The Company and its operations are subject to various federal, state and local laws and regulations governing, among other things, air emissions, wastewater discharges, and the generation, handling, storage, transportation, treatment and disposal of hazardous wastes and other substances. In particular, industrial laundries currently use and must dispose of detergent waste water and other residues, and, in the past, used perchloroethylene and other dry-cleaning solvents. The Company is attentive to the environmental concerns surrounding the disposal of these materials and has, through the years, taken measures to avoid their improper disposal. Over the years, the Company has settled, or contributed to the settlement of, actions or claims brought against the Company relating to the disposal of hazardous materials and there can be no assurance that the Company will not have to expend material amounts to remediate the consequences of any such disposal in the future.

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

The Company has accrued certain costs related to the sites described above as it has been determined that the costs are probable and can be reasonably estimated. The Company has potential exposure related to a parcel of land (the “Central Area”) related to the Woburn, Massachusetts site mentioned above. Currently, the consent decree for the Woburn site does not define or require any remediation work in the Central Area. The United States Environmental Protection Agency (the “EPA”) has provided the Company and other signatories to the consent decree with comments on the design and implementation of groundwater and soil remedies at the Woburn site and investigation of environmental conditions in the Central Area. The Company, and other signatories, have implemented and proposed to do additional work at the Woburn site but many of the EPA’s comments remain to be resolved. The Company has accrued costs to perform certain work responsive to the EPA’s comments. Additionally, the Company has implemented mitigation measures and continues to monitor environmental conditions at the Somerville, Massachusetts site. The Company has received a notice of audit findings from the Massachusetts Department of Environmental Protection concerning a regulatory submittal that the Company made in 2009 for a portion of the site.  The Company is in the process of responding to that notice.  The Company has received demands from the local transit authority for reimbursement of certain costs associated with its construction of a new municipal transit station in the area of the Somerville site. This station is part of an ongoing extension of the transit system. The Company has reserved for costs in connection with this matter; however, in light of the uncertainties associated with this matter, these costs and the related reserve may change.

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

There is usually a range of reasonable estimates of the costs associated with each site. In accordance with U.S. GAAP, the Company’s accruals reflect the amount within the range that it believes is the best estimate or the low end of a range of estimates if no point within the range is a better estimate. Where it believes that both the amount of a particular liability and the timing of the payments are reliably determinable, the Company adjusts the cost in current dollars using a rate of 3% for inflation until the time of expected payment and discounts the cost to present value using current risk-free interest rates. As of August 31, 2019, the risk-free interest rates utilized by the Company ranged from 1.5 to 2.0%.

For environmental liabilities that have been discounted, the Company includes interest accretion, based on the effective interest method, in selling and administrative expenses on the accompanying Consolidated Statements of Income. The changes to the Company’s environmental liabilities for fiscal 2019 and 2018 were as follows (in thousands):

Year ended	August 31, 2019	August 25, 2018
Beginning balance	$25,486	$25,419
Costs incurred for which reserves have been provided	(1,079)	(1,016)
Insurance proceeds	143	140
Interest accretion	755	692
Changes in discount rates	2,239	(494)
Revisions in estimates	174	745
Ending balance	$27,718	$25,486

Anticipated payments and insurance proceeds of currently identified environmental remediation liabilities as of August 31, 2019, for the next five fiscal years and thereafter, as measured in current dollars, are reflected below.

(In thousands)	2020	2021	2022	2023	2024	Thereafter	Total
Estimated costs—current dollars	$9,944	$2,186	$1,353	$1,091	$1,058	$12,032	$27,664
Estimated insurance proceeds	(159)	(173)	(159)	(173)	(159)	(693)	(1,516)
Net anticipated costs	$9,785	$2,013	$1,194	$918	$899	$11,339	$26,148
Effect of inflation							7,254
Effect of discounting							(5,684)
Balance as of August 31, 2019							$27,718

Estimated insurance proceeds are primarily received from an annuity received as part of a legal settlement with an insurance company. Annual proceeds of approximately $0.3 million are deposited into an escrow account which funds remediation and monitoring costs for two sites related to former operations in Williamstown, Vermont. Annual proceeds received but not expended in the current year accumulate in this account and may be used in future years for costs related to this site through the year 2027. As of August 31, 2019, the balance in this escrow account, which is held in a trust and is not recorded in the Company’s accompanying Consolidated Balance Sheet, was approximately $4.2 million . Also included in estimated insurance proceeds are amounts the Company is entitled to receive pursuant to legal settlements as reimbursements from three insurance companies for estimated costs at the site in Uvalde, Texas.

The Company’s nuclear garment decontamination facilities are licensed by the Nuclear Regulatory Commission (“NRC”), or, in certain cases, by the applicable state agency, and are subject to regulation by federal, state and local authorities. There can be no assurance that such regulation will not lead to material disruptions in the Company’s garment decontamination business.

During fiscal 2017, the Company recorded a pre-tax non-cash impairment charge of $55.8 million once it was determined that it was not probable that the version of the Customer Relationship Management (“CRM”) system that was being developed would be completed and placed into service. On December 28, 2018, the Company entered into a settlement agreement with its lead contractor for the version of the CRM system with respect to which the Company recorded the impairment charge. As part of the settlement agreement, the Company recorded in the second quarter of fiscal 2019 a total gain of $21.1 million as a reduction of selling and administrative expenses, which includes the Company’s receipt of a one-time cash payment in the amount of $13.0 million as well as the forgiveness of amounts previously due the contractor. The Company also received hardware and related maintenance service with a fair value of $0.8 million as part of the settlement.

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

Other Contingent Liabilities

As security for certain agreements with the NRC and various state agencies related to the nuclear operations (see above) and certain insurance programs, the Company had standby irrevocable bank commercial letters of credit of $71.8 million and $63.9 million outstanding as of August 31, 2019 and August 25, 2018, respectively.

12. Share-based Compensation

The Company adopted a stock incentive plan (the “1996 Plan”) in November 1996 and reserved 1,500,000 shares of Common Stock for issuance under the 1996 Plan. The 1996 Plan provided for the issuance of stock options and stock appreciation rights. The Company ceased granting new awards under the 1996 Plan as of January 21, 2011, and the 1996 Plan expired in accordance with its terms on January 8, 2012. The Company adopted a stock incentive plan (the “2010 Plan”) in October 2010 and reserved 600,000 shares of Common Stock for issuance under the 2010 Plan. The 2010 Plan replaced the Company’s 1996 Plan. The 2010 Plan permits the award of incentive and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock and performance shares (collectively referred to as “Share-Based Awards”) as well as dividend equivalent rights and cash-based awards. On October 27, 2014, the Board of Directors, subject to the approval of the Company’s shareholders, which was received at the 2015 annual meeting of shareholders, adopted an amendment to the 2010 Plan to, among other matters, reserve for issuance an additional 750,000 shares and extend to 2025 the time period awards may be granted under the 2010 Plan. As of August 31, 2019, the number of remaining shares available for future grants under the 2010 Plan was 364,060. Share-based compensation, which includes expense related to Share-Based Awards, has been recorded in the accompanying Consolidated Statements of Income in selling and administrative expenses.

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

In fiscal 2019, 2018 and 2017, a total of 291, 234 and 735 shares of fully vested unrestricted stock, respectively, were granted to certain non-employee Directors of the Company. Accordingly, compensation expense related to the 2019, 2018 and 2017 unrestricted stock was recognized on the date of grant.

In fiscal 2019, 2018 and 2017, the Company granted a total of 5,000, 5,000 and 4,940 stock appreciation rights, respectively, under the 2010 Plan to the Company’s non-employee Directors. Such stock appreciation rights were fully vested upon grant, expire on the earlier of the eighth anniversary of the grant date or the second anniversary of the date that the Director ceases to be a member of the Board of Directors and must be settled in stock at the time of exercise. Accordingly, compensation expense related to the stock appreciation rights was recognized on the date of grant.

All stock appreciation rights issued to employees were granted with an exercise price equal to the fair market value of the Company’s Common Stock on the date of grant. Other than certain stock appreciation rights which vest 20% on each anniversary of the grant date over a five-year period, stock appreciation rights are subject to a five-year cliff-vesting schedule under which the awards become fully vested or exercisable after five years from the date of grant and expire ten years after the grant date. Share-Based Awards granted to the Company’s non-employee Directors were fully vested as of the date of grant. Prior to fiscal 2009, non-employee Director Share-Based Award grants in the form of stock options expired ten years from the grant date. Beginning in fiscal 2009, non-employee Director Share-Based Award grants in the form of stock options and stock appreciation rights expire on the earlier of the eighth anniversary of the grant date or the second anniversary of the date that the Director ceases to be a member of the Board of Directors.

Time-based restricted stock units granted to employees vest either 20% on each anniversary of the grant date over a five-year period, 33% on each anniversary of the grant date over a three-year period or on a five-year cliff vesting schedule under which the awards become fully vested after five years from the date of grant. Generally, performance-based restricted stock units granted to employees are earned based on whether and the extent to which the Company achieves certain consolidated revenues and adjusted operating margins. Any such performance-based restricted stock units earned will vest in three equal annual amounts with the first vesting date being the date that the performance criteria have been determined to have been met.

On April 21, 2016, the Company entered into a Restricted Stock Award Agreement (the “Award Agreement”) with the Company’s former Chief Executive Officer Ronald D. Croatti, pursuant to which the Company granted 140,000 shares (the “Performance Restricted Shares”) of restricted stock to Mr. Croatti. The fair value of the Performance Restricted Shares was the closing price on April 21, 2016, which was $111.13.

Upon Mr. Croatti’s death in the third quarter of fiscal 2017, 46,666 Performance Restricted Shares of Common Stock were forfeited and 46,667 Performance Restricted Shares of Class B Common Stock that were earned in the performance period for the second half of fiscal 2016 became immediately vested. Additionally, the remaining 24,334 and 22,333 Performance Restricted Shares of Class B Common Stock and Common Stock, respectively, were earned in the performance period for fiscal 2017 upon the achievement of the performance criteria under the Award Agreement and became fully vested. During fiscal 2017, the Company recognized expense on the Award Agreement of $8.8 million, of which $5.4 million was due to the accelerated vesting of Performance Restricted Shares upon Mr. Croatti’s death.

As of August 31, 2019, the total compensation cost not yet recognized related to non-vested Share-Based Awards was approximately $10.4 million. The weighted average period over which compensation cost for Share-Based Awards will be recognized is 2.1 years.

The fair value of each stock appreciation right is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used:

Fiscal year ended August	2019	2018	2017
Risk-free interest rate	3.07%	2.23%	1.58%
Expected dividend yield	0.48%	0.18%	0.21%
Expected life in years	7.24	7.41	7.43
Expected volatility	22.9%	23.1%	24.0%

The weighted average fair values of Share-Based Awards granted in the form of stock appreciation rights during fiscal years 2019, 2018 and 2017 were $46.20, $47.51 and $34.74, respectively.

The following table summarizes the Share-Based Awards activity in the form of stock options and stock appreciation rights for fiscal 2019:

	Number of Shares	Weighted Average Exercise Price
Outstanding, August 25, 2018	585,926	$110.86
Granted	104,174	150.64
Exercised	(108,450)	88.60
Forfeited	(11,400)	127.22
Outstanding, August 31, 2019	570,250	$122.03

Exercisable, August 31, 2019	137,063	$102.84

The following table summarizes the Share-Based Awards activity in the form of restricted stock units for fiscal 2019:

	Number of Shares	Weighted Average Exercise Price
Unvested balance at August 25, 2018	11,720	$168.27
Granted	17,920	145.31
Vested	(1,107)	165.40
Forfeited	—	—
Unvested balance at August 31, 2019	28,533	$153.96

13. Shareholders’ Equity

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

On October 23, 2019, the Company announced that it would be raising its quarterly dividend to $0.25 per share for Common Stock and to $0.20 per share for Class B Common Stock, up from $0.1125 and $0.09 per share, respectively. The amount and timing of any future dividend payment is subject to the approval of the Board of Directors each quarter.

The Company has two classes of common stock: Common Stock and Class B Common Stock. Each share of Common Stock is entitled to one vote, is freely transferable, and is entitled to a cash dividend equal to 125% of any cash dividend paid on each share of Class B Common Stock. Each share of Class B Common Stock is entitled to ten votes and can be converted to Common Stock on a share-for-share basis. However, until converted to Common Stock, shares of Class B Common Stock are not freely transferable. For the year ended August 31, 2019, 67,000 shares of Class B Common Stock were converted to Common Stock.

On January 2, 2019, the Company’s Board of Directors approved a share repurchase program authorizing the Company to repurchase from time to time up to $100.0 million of its outstanding shares of common stock. Repurchases made under the program, if any, will be made in either the open market or in privately negotiated transactions. The timing, manner, price and amount of any repurchases will depend on a variety of factors, including economic and market conditions, the Company stock price, corporate liquidity requirements and priorities, applicable legal requirements and other factors. The share repurchase program will be funded using the Company’s available cash or capacity under its Credit Agreement and may be suspended or discontinued at any time. During fiscal 2019, the Company repurchased 197,150 shares, respectively, for an average price per share of $154.78.

14. Accumulated Other Comprehensive Loss

The changes in each component of accumulated other comprehensive loss for fiscal 2019 and 2018 are as follows (in thousands):

	Foreign Currency Translation	Pension- related (1)	Derivative Financial Instruments (1)	Total Accumulated Other Comprehensive Loss
Balance as of August 26, 2017	$(15,932)	$(5,477)	$(109)	$(21,518)
Change during the year	(5,184)	1,342	201	(3,641)
Balance as of August 25, 2018	(21,116)	(4,135)	92	(25,159)
Change during the year	(3,524)	(5,104)	99	(8,529)
Balance as of August 31, 2019	$(24,640)	$(9,239)	$191	$(33,688)

(1)	Amounts are shown net of tax.

Amounts reclassified from accumulated other comprehensive loss, net of tax, for fiscal 2019 and 2018 were as follows (in thousands):

	Year Ended August 31, 2019	Year Ended August 25, 2018
Pension benefit liabilities, net:
Actuarial losses (a)	$645	$464
Tax effect reclass	—	1,192
Total, net of tax	645	1,656
Derivative financial instruments, net:
Forward contracts gain (b)	(153)	(46)
Total, net of tax	(153)	(46)
Total amounts reclassified, net of tax	$492	$1,610

(a)	Amounts included in selling and administrative expenses in the accompanying Consolidated Statements of Income.
(b)	Amounts included in revenues in the accompanying Consolidated Statements of Income.

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

The Company refers to the U.S. and Canadian Rental and Cleaning, MFG, and Corporate reporting segments combined as its “Core Laundry Operations,” which is included as a subtotal in the following tables (in thousands):

As of and for the year ended August 31, 2019	US and Canadian Rental and Cleaning	MFG	Net Interco MFG Elim	Corporate	Subtotal Core Laundry Operations	Specialty Garments	First Aid	Total
Revenues	$1,582,416	$254,218	$(254,111)	$33,682	$1,616,205	$132,767	$60,404	$1,809,376
Income (loss) from operations	$235,046	$84,248	$1,128	$(107,468)	$212,954	$14,145	$4,909	$232,008
Interest (income) expense, net	$(4,105)	$—	$—	$(4,977)	$(9,082)	$—	$—	$(9,082)
Income (loss) before taxes	$239,122	$84,008	$1,128	$(104,742)	$219,516	$13,499	$4,909	$237,924
Depreciation and amortization	$69,376	$2,384	$—	$25,098	$96,858	$4,759	$1,716	$103,333
Capital expenditures	$115,071	$401	$—	$—	$115,472	$3,423	$920	$119,815
Total assets	$1,865,713	$36,376	$—	$—	$1,902,089	$110,335	$34,896	$2,047,320

As of and for the year ended August 25, 2018	US and Canadian Rental and Cleaning	MFG	Net Interco MFG Elim	Corporate	Subtotal Core Laundry Operations	Specialty Garments	First Aid	Total
Revenues	$1,485,548	$247,530	$(247,424)	$37,994	$1,523,648	$118,477	$54,364	$1,696,489
Income (loss) from operations	$213,322	$89,035	$(9,658)	$(129,111)	$163,588	$14,070	$4,718	$182,376
Interest income, net	$(3,927)	$—	$—	$(1,616)	$(5,543)	$—	$—	$(5,543)
Income (loss) before taxes	$217,252	$88,856	$(9,658)	$(127,510)	$168,940	$13,589	$4,717	$187,246
Depreciation and amortization	$64,481	$2,238	$—	$24,108	$90,827	$4,244	$1,591	$96,662
Capital expenditures	$105,481	$2,882	$—	$—	$108,363	$3,781	$603	$112,747
Total assets	$1,670,713	$33,622	$—	$—	$1,704,335	$110,811	$28,240	$1,843,386

As of and for the year ended August 26, 2017	US and Canadian Rental and Cleaning	MFG	Net Interco MFG Elim	Corporate	Subtotal Core Laundry Operations	Specialty Garments	First Aid	Total
Revenues	$1,415,423	$206,572	$(206,316)	$26,470	$1,442,149	$98,024	$50,785	$1,590,958
Income (loss) from operations	$200,585	$76,115	$(3,415)	$(176,978)	$96,307	$9,018	$4,958	$110,283
Interest (income) expense, net	$(3,371)	$—	$—	$(898)	$(4,269)	$—	$—	$(4,269)
Income (loss) before taxes	$204,108	$75,738	$(3,415)	$(175,595)	$100,836	$9,329	$4,958	$115,123
Depreciation and amortization	$59,899	$2,185	$—	$20,866	$82,950	$4,429	$1,500	$88,879
Capital expenditures	$104,984	$1,079	$—	$—	$106,063	$1,737	$754	$108,554
Total assets	$1,667,540	$34,045	$—	$—	$1,701,585	$87,767	$29,776	$1,819,128

The Company’s long-lived assets as of August 31, 2019 and August 25, 2018 and revenues and income before income taxes for the years ended August 31, 2019, August 25, 2018 and August 26, 2017 were attributed to the following countries (in thousands):

Long-lived assets as of:	August 31, 2019	August 25, 2018
United States	$1,087,901	$1,012,167
Europe, Canada, Mexico and Nicaragua (1)	45,628	46,419
Total	$1,133,529	$1,058,586

Revenues for fiscal years:	2019	2018	2017
United States	$1,683,321	$1,559,780	$1,472,432
Europe and Canada (1)	126,055	136,709	118,526
Total	$1,809,376	$1,696,489	$1,590,958

Income before income taxes for fiscal years:	2019	2018	2017
United States	$236,843	$184,605	$109,741
Europe, Canada, Mexico and Nicaragua (1)	1,081	2,641	5,382
Total	$237,924	$187,246	$115,123

(1)	No country accounts for greater than 10% of total long-lived assets, revenues or income before income taxes

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of UniFirst Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of UniFirst Corporation and subsidiaries (the “Company”) as of August 31, 2019 and August 25, 2018, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended August 31, 2019, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at August 31, 2019 and August 25, 2018, and the results of its operations and its cash flows for each of the three years in the period ended August 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of August 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated October 29, 2019 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Self-Insurance Accruals
Description of the Matter

As of August 31, 2019, the Company had recognized current and long-term insurance related liabilities of $30.1 million and $50.5 million, respectively. As discussed in Note 1 to the Company’s consolidated financial statements, the Company is self-insured for certain obligations related to health, workers’ compensation, vehicles and general liability programs and judgments and estimates are used by the Company in determining the potential value associated with reported claims and for events that have occurred but have not been reported.

Auditing management’s estimate of the portion of the insurance related liabilities related to workers’ compensation, vehicles and general liability is highly judgmental and complex due to the significant uncertainty in the potential value of reported claims and the number and potential value of incurred but not reported claims, the application of significant management judgment in making those estimates and the use of various actuarial methods. The reserve estimate is sensitive to actuarial assumptions used to estimate the ultimate liability for reported claims and to estimate the value of claims that have been incurred but have not been reported.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s self-insurance accrual process. This includes controls over the assumptions and methods used to establish the estimate. Specifically, we tested controls related to management’s review of data provided to the actuary, significant actuarial assumptions and the related reconciliations.

To test the self-insurance accrual, we performed audit procedures over the significant inputs used in management’s analysis, including performing transactional testing over the completeness and accuracy of claims data and vouching payments made to third parties. Furthermore, we involved our actuarial specialists to assist in evaluating the key assumptions and methodologies used by management to determine the reserve. We then compared the Company’s reserve amount to a range which our actuarial specialist developed based on independently selected assumptions.

Environmental Contingencies
Description of the Matter

As discussed in Note 11 to the Company’s consolidated financial statements, the Company is subject to various federal, state, and local laws and regulations governing the treatment and disposal of hazardous waste and other substances. As of August 31, 2019, the Company had recorded a current and long-term liability of $9.8 million and $17.9 million, respectively, representing its best estimate of losses related to these environmental matters.

Auditing management’s accounting for environmental loss contingencies was especially challenging, as significant judgment is required by the Company to evaluate whether it is probable that an environmental loss contingency has been incurred and to estimate the future costs to remediate the environmental matters. These judgments include management’s identification of sites with potential liabilities, management’s estimate of the amount and timing of remediation and other costs, allocation of costs among other potentially responsible parties, changes to enacted laws and regulations, discount rates, and evaluation of information available from regulatory agencies.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s identification and measurement of the environmental loss contingency. For example, we tested controls over management’s review of the environmental loss contingency calculation and management’s meetings where they evaluate key judgments and estimates affecting the environmental loss contingency, including those outlined in the paragraph above.

To test the assessment of the probability of incurrence of a loss and whether the loss was reasonably estimable, we inspected correspondence to and from regulatory agencies, obtained legal counsel confirmation letters, met with the Company’s legal counsel and other members of management to discuss environmental matters, inspected environmental studies, read the minutes of the meetings of the Company’s Board of Directors and committees of the Company’s Board of Directors, and obtained a representation letter from the Company. Additionally, we utilized our environmental specialists to perform a search for unrecorded environmental liabilities related to the Company’s sites to look for new or contrary evidence. To test the measurement of the environmental liabilities, we performed detailed testing over costs incurred, and based on historical trends and input from management, we evaluated the reasonableness of estimated costs to be incurred.  We tested the allocation of costs among potentially responsible parties by analyzing allocation settlement agreements, and tested other assumptions impacting the estimate such as inflation and discount rates by agreeing to third party sources. We also evaluated the accuracy of any changes in measurement of the liability through comparison with historical data.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002.

Boston, Massachusetts

October 29, 2019

Quarterly Financial Data (Unaudited)

The following is a summary of the results of operations for each of the quarters within the years ended August 31, 2019 and August 25, 2018. This quarterly financial information was prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission; however, the Company believes that the information furnished reflects all adjustments (consisting only of normal recurring adjustments) which were, in the opinion of management, necessary for a fair statement of results in the interim periods. This summary should be read in conjunction with these Consolidated Financial Statements and notes to Consolidated Financial Statements.

(In thousands, except per share data) For the year ended August 31, 2019	First Quarter	Second Quarter (1)	Third Quarter (2)	Fourth Quarter (3)
Revenues	$438,550	$437,485	$453,720	$479,621
Income before income taxes	51,959	63,395	61,700	60,870
Provision for income taxes	13,639	15,789	14,480	14,882
Net income	$38,320	$47,606	$47,220	$45,988

Income per share—basic
Common Stock	$2.08	$2.59	$2.58	$2.52
Class B Common Stock	$1.67	$2.07	$2.06	$2.01

Income per share—diluted
Common Stock	$1.99	$2.48	$2.46	$2.40

Income allocated to—basic
Common Stock	$32,137	$39,923	$39,563	$38,619
Class B Common Stock	$6,183	$7,683	$7,657	$7,369

Income allocated to—diluted
Common Stock	$38,320	$47,606	$47,220	$45,988

Weighted average number of shares outstanding—basic
Common Stock	15,432	15,428	15,341	15,340
Class B Common Stock	3,710	3,710	3,710	3,659

Weighted average number of shares outstanding—diluted
Common Stock	19,302	19,232	19,168	19,159

(1)	During the second quarter of fiscal 2019, the Company repurchased 45,000 shares for an average price per share of $139.57.

During fiscal 2017, we recorded a pre-tax non-cash impairment charge of $55.8 million once it was determined that it was not probable that the version of the CRM system that was being developed would be completed and placed into service. During fiscal 2019, we entered into a settlement agreement with our lead contractor for the version of the CRM system with respect to which we recorded the impairment charge. As part of the settlement agreement, we recorded a total gain of $21.1 million as a reduction of selling and administrative expenses, which includes our receipt of a one-time cash payment in the amount of $13.0 million as well as the forgiveness of amounts previously due the contractor. We also received hardware and related maintenance service with a fair value of $0.8 million as part of the settlement. This gain, net of tax, benefitted the Company’s diluted income per share by $0.81 in fiscal 2019.

(2)	During the third quarter of fiscal 2019, the Company repurchased 99,500 shares for an average price per share of $147.47.
(3)	During the fourth quarter of fiscal 2019, the Company repurchased 52,650 shares for an average price per share of $181.61.

(In thousands, except per share data) For the year ended August 25, 2018	First Quarter	Second Quarter (1)	Third Quarter (2)	Fourth Quarter (3)
Revenues	$415,778	$419,264	$427,384	$434,063
Income before income taxes	53,033	43,568	47,792	42,853
Provision (benefit) for income taxes	18,827	(14,810)	11,433	7,901
Net income	$34,206	$58,378	$36,359	$34,952

Income per share—basic
Common Stock	$1.77	$3.02	$1.94	$1.90
Class B Common Stock	$1.42	$2.42	$1.55	$1.52

Income per share—diluted
Common Stock	$1.67	$2.85	$1.85	$1.81

Income allocated to—basic
Common Stock	$27,384	$46,744	$30,034	$29,312
Class B Common Stock	$6,822	$11,634	$6,325	$5,640

Income allocated to—diluted
Common Stock	$34,206	$58,378	$36,359	$34,952

Weighted average number of shares outstanding—basic
Common Stock	15,462	15,481	15,446	15,429
Class B Common Stock	4,816	4,816	4,087	3,711

Weighted average number of shares outstanding—diluted
Common Stock	20,434	20,463	19,687	19,335

(1)

The Company’s second quarter results include a $20.1 million benefit to the Company’s provision for income taxes due to remeasurement of deferred tax balances and the one-time transition tax resulting from the Act enacted on December 22, 2017. This gain translated into $0.98 gain to the Company’s diluted earnings per share.

(2)

On March 27, 2018, UniFirst repurchased 1.105 million shares of Class B Common Stock and 0.073 million shares of Common Stock for a combined $146.0 million in a private transaction with the Croatti family at a per share price of $124.00.

(3)

The Company’s fourth quarter results also include a $7.2 million pre-tax one-time bonus to our employees so that they may share in the benefits received from the recent U.S. tax reform. This expense, net of tax, reduced the Company’s diluted earnings per share by $0.25.

The Company’s fiscal year ends on the last Saturday in August. For financial reporting purposes, fiscal 2019 consisted of 53 weeks, and fiscal 2018 consisted of 52 weeks. Each of the quarterly periods contained 13 weeks except for the fourth quarter of fiscal 2019 which contained 14 weeks.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended August 31, 2019 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

We have retained Ernst & Young LLP, an independent registered public accounting firm, to audit our Consolidated Financial Statements found in this Annual Report on Form 10-K for the year ended August 31, 2019. We have made available to Ernst & Young LLP all of our financial records and related data in connection with their audit of our Consolidated Financial Statements.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has assessed the effectiveness of our internal control over financial reporting as of August 31, 2019. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control—Integrated Framework (2013 Framework). Management concluded that based on its assessment, our internal control over financial reporting was effective as of August 31, 2019.

The effectiveness of our internal control over financial reporting as of August 31, 2019 has been audited by Ernst & Young LLP, and a copy of its attestation report is included below.

Report of Independent Registered Public Accounting Firm

To the shareholders and the Board of Directors of UniFirst Corporation

Opinion on Internal Control over Financial Reporting

We have audited UniFirst Corporation and subsidiaries’ internal control over financial reporting as of August 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). In our opinion, UniFirst Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of August 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of UniFirst Corporation as of August 31, 2019 and August 25, 2018, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended August 31, 2019, and the related notes and the financial statement schedule listed in the Index at Item 15(a) of the Company and our report dated October 29, 2019 expressed an unqualified opinion thereon.

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

October 29, 2019

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

Information regarding our directors and executive officers required by this Item 10 will be included in our definitive Proxy Statement to be filed with the Securities and Exchange Commission for our 2020 Annual Meeting of Shareholders and is incorporated by reference into this Item 10. Certain information required by this Item 10 is set forth in Item 1 of this Annual Report on Form 10-K under the heading “Executive Officers”.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this Item 11 will be included in our definitive Proxy Statement to be filed with the Securities and Exchange Commission for our 2020 Annual Meeting of Shareholders and is incorporated by reference into this Item 11.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item 12 will be included in our definitive Proxy Statement to be filed with the Securities and Exchange Commission for our 2020 Annual Meeting of Shareholders and is incorporated by reference into this Item 12.

Information concerning our equity compensation plans contained in the table entitled “Equity Compensation Plan Information” set forth in Item 5 of this Annual Report on Form 10-K is incorporated by reference into this Item  12.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item 13 will be included in our definitive Proxy Statement to be filed with the Securities and Exchange Commission for our 2020 Annual Meeting of Shareholders and is incorporated by reference into this Item 13.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this Item 14 will be included in our definitive Proxy Statement to be filed with the Securities and Exchange Commission for our 2020 Annual Meeting of Shareholders and is incorporated by reference into this Item 14.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The financial statements listed below are filed as part of this report:

(1) and (2) FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES.

The financial statements listed below are included under Item 8 of this Annual Report on Form 10-K:

Consolidated statements of income for each of the three years in the period ended August 31, 2019

Consolidated statements of comprehensive income for each of the three years in the period ended August 31, 2019

Consolidated balance sheets as of August 31, 2019 and August 25, 2018

Consolidated statements of shareholders’ equity for each of the three years in the period ended August 31, 2019

Consolidated statements of cash flows for each of the three years in the period ended August 31, 2019

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

The items listed below are included under Item 9a of this Annual Report on Form 10-K

Management’s Report on Internal Control Over Financial Reporting

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The following additional schedule is filed herewith:

Schedule II—Valuation and qualifying accounts and reserves for each of the three years in the period ended August 31, 2019

UNIFIRST CORPORATION AND SUBSIDIARIES

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED

AUGUST 31, 2019 (IN THOUSANDS)

Description	Balance, Beginning of Period	Charged to Costs and Expenses	Charges for Which Reserves Were Created or Deductions	Balance, End of Period
Reserves for Accounts Receivable
For the year ended August 31, 2019	$9,237	$5,996	$(5,298)	$9,935
For the year ended August 25, 2018	$8,719	$5,882	$(5,364)	$9,237
For the year ended August 26, 2017	$7,675	$5,629	$(4,585)	$8,719

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

(3) EXHIBITS. The list of exhibits filed as part of this Annual Report on Form 10-K is set forth below.

DESCRIPTION

3.1	Restated Articles of Organization (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 5, 2006)

3.2	Articles of Amendment dated January 13, 1988 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Commission on July 5, 2006)

3.3	Articles of Amendment dated January 21, 1993 (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the Commission on July 5, 2006)

3.4	By-laws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 10, 2008)

4.1	Specimen Stock Certificate for Shares of Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 5, 2006)

4.2	Description of securities (filed herewith)

*10.1

Form of UniFirst Corporation stock option award to non-employee directors under the Amended 1996 Stock Incentive Plan (incorporated by reference to Exhibit 10-E to the Company’s Annual Report on Form 10-K for the fiscal year ended August 27, 2004 filed with the Commission on November 12, 2004)

*10.2

Form of UniFirst Corporation stock option award to executive officers under the Amended 1996 Stock Incentive Plan (incorporated by reference to Exhibit 10-F to the Company’s Annual Report on Form 10-K for the fiscal year ended August 27, 2004 filed with the Commission on November 12, 2004)

*10.3

UniFirst Corporation Unfunded Supplemental Executive Retirement Plan as restated January  11, 2017 to incorporate and consolidate all previous amendments thereto (incorporated by reference to Exhibit  10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on April 4, 2017)

*10.4

Form of Restricted Stock Award Agreement under the UniFirst Corporation Amended 1996 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 the Company’s Quarterly Report on Form 10-Q filed with the Commission on April 9, 2009)

*10.5

Employment Agreement, dated December 14, 2017, by and between UniFirst Corporation and Steven  S. Sintros (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 20, 2017)

*10.6

Restricted Stock Unit Award Agreement, dated December  14, 2017, by and between UniFirst Corporation and Steven S. Sintros (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on December  20, 2017)

*10.7	UniFirst Corporation Amended 1996 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on January 7, 2010)

*10.8

Second Amendment to the UniFirst Corporation Amended 1996 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on January 7, 2010)

*10.9

Third Amendment to the UniFirst Corporation Amended 1996 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on January 7, 2010)

*10.10

Fourth Amendment to the UniFirst Corporation Amended 1996 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on January 7, 2010)

*10.11

Fifth Amendment to the UniFirst Corporation Amended 1996 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on April 8, 2010)

*10.12	UniFirst Corporation 2010 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 14, 2011)

*10.13

Form of Stock Appreciation Right Award Agreement for Company Employees under the UniFirst Corporation 2010 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on January 14, 2011)

*10.14

Form of Stock Appreciation Right Agreement for Non-Employee Directors under the UniFirst Corporation 2010

Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on January 14, 2011)

*10.15

Form of Non-Qualified Stock Option Agreement for Company Employees under the UniFirst Corporation 2010 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on January 14, 2011)

*10.16

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

* 10.18	UniFirst Corporation CEO Cash Incentive Bonus Plan, as amended (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed with the Commission on December 3, 2013)

*10.19

UniFirst Corporation Amended and Restated 2010 Stock Option and Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed with the Commission on December 2, 2014).

* 10.20

Restricted Stock Unit Award Agreement, dated December  14, 2017, between the Company and Steven S. Sintros (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on December 20, 2017)

*10.21

Stock Appreciation Right Award Agreement, dated December  14, 2017, between the Company and Steven S. Sintros (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on December 20, 2017)

*10.22

Form of Restricted Stock Unit Award Agreement under the UniFirst Corporation Amended and Restated 2010 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Commission on December 20, 2017)

*10.23

Form of Restricted Stock Unit Award Agreement under the UniFirst Corporation Amended and Restated 2010 Stock Option and Incentive Plan (with respect to performance-based restricted stock unit awards) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on January 3, 2019)

*10.24

UniFirst Corporation Amendment No.  1 to Amended and Restated 2010 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on April 4, 2018)

*10.25

Stock Repurchase Agreement, dated as of March  27, 2018, by and among the Company and the Sellers identified therein (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on March 28, 2018)

21	List of Subsidiaries (filed herewith)

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm (filed herewith)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Steven S. Sintros (filed herewith)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Shane O’Connor (filed herewith)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (furnished herewith)

101

The following materials from UniFirst Corporation’s Annual Report on Form 10-K for the year ended August 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, (vi) Notes to Consolidated Financial Statements and (vii) Schedule II.

*	Management contract, compensatory plan or arrangement

ITEM 16. FORM 10-K SUMMARY

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UniFirst Corporation

By:	/s/ Steven S. Sintros
Steven S. Sintros
President and Chief Executive Officer

October 29, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Steven S. Sintros	President and Chief Executive Officer (Principal Executive Officer)	October 29, 2019
Steven S. Sintros

/s/ Shane O’Connor	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	October 29, 2019
Shane O’Connor

/s/ Cynthia Croatti	Director	October 29, 2019
Cynthia Croatti

/s/ Phillip L. Cohen	Director	October 29, 2019
Phillip L. Cohen

/s/ Kathleen Camilli	Director	October 29, 2019
Kathleen Camilli

/s/ Michael Iandoli	Director	October 29, 2019
Michael Iandoli

/s/ Thomas Postek	Director	October 29, 2019
Thomas S. Postek

/s/ Raymond Zemlin	Chairman of the Board of Directors	October 29, 2019
Raymond C. Zemlin