Form 10-Q
period 2019-11-30
UNIFIRST CORP
filed 2020-01-09
CIK 717954

United States

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of outstanding shares of UniFirst Corporation Common Stock and Class B Common Stock at January 3, 2020 were 15,288,774 and 3,643,009, respectively.

UniFirst Corporation

Quarterly Report on Form 10-Q

For the Quarter ended November 30, 2019

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Statements of Income

UniFirst Corporation and Subsidiaries

(Unaudited)

	Thirteen weeks ended
(In thousands, except per share data)	November 30, 2019	November 24, 2018
Revenues	$465,398	$438,550
Operating expenses:
Cost of revenues (1)	289,316	277,049
Selling and administrative expenses (1)	90,528	85,959
Depreciation and amortization	25,459	25,116
Total operating expenses	405,303	388,124

Operating income	60,095	50,426
Other (income) expense:
Interest income, net	(2,361)	(1,705)
Other expense, net	528	172
Total other income, net	(1,833)	(1,533)

Income before income taxes	61,928	51,959
Provision for income taxes	13,686	13,639
Net income	$48,242	$38,320
Income per share – Basic:
Common Stock	$2.65	$2.08
Class B Common Stock	$2.12	$1.67
Income per share – Diluted:
Common Stock	$2.52	$1.99
Income allocated to – Basic:
Common Stock	$40,526	$32,137
Class B Common Stock	$7,716	$6,183
Income allocated to – Diluted:
Common Stock	$48,242	$38,320
Weighted average shares outstanding – Basic:
Common Stock	15,308	15,432
Class B Common Stock	3,643	3,710
Weighted average shares outstanding – Diluted:
Common Stock	19,123	19,302

(1)	Exclusive of depreciation on the Company’s property, plant and equipment and amortization on its intangible assets.

The accompanying notes are an integral part of these

Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income

UniFirst Corporation and Subsidiaries

(Unaudited)

	Thirteen weeks ended
(In thousands)	November 30, 2019	November 24, 2018
Net income	$48,242	$38,320
Other comprehensive income (loss):
Foreign currency translation adjustments	989	(2,282)
Change in fair value of derivatives, net of income taxes	25	132
Derivative financial instruments reclassified to earnings	(30)	(44)
Other comprehensive income (loss)	984	(2,194)
Comprehensive income	$49,226	$36,126

The accompanying notes are an integral part of these

Consolidated Financial Statements.

Consolidated Balance Sheets

UniFirst Corporation and Subsidiaries

(Unaudited)

(In thousands, except share and par value data)	November 30, 2019	August 31, 2019
Assets
Current assets:
Cash, cash equivalents and short-term investments	$356,588	$385,341
Receivables, less reserves of $10,775 and $9,935	217,884	203,457
Inventories	99,794	100,916
Rental merchandise in service	184,889	184,318
Prepaid taxes	7,465	4,060
Prepaid expenses and other current assets	35,837	35,699
Total current assets	902,457	913,791

Property, plant and equipment, net	574,394	574,509
Goodwill	424,545	401,178
Customer contracts, net	64,590	56,588
Other intangible assets, net	22,922	16,132
Deferred income taxes	474	448
Operating lease, right-of-use assets, net	47,739	—
Other assets	86,464	84,674

Total assets	$2,123,585	$2,047,320

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$71,416	$77,918
Accrued liabilities	114,203	111,721
Accrued taxes	—	205
Operating lease liabilities, current	12,013	—
Total current liabilities	197,632	189,844

Accrued liabilities	117,363	117,074
Accrued and deferred income taxes	98,963	99,172
Operating lease liabilities	33,619	—

Total liabilities	447,577	406,090
Commitments and contingencies (Note 12)
Shareholders’ equity:
Preferred Stock, $1.00 par value; 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $0.10 par value; 30,000,000 shares authorized; 15,298,108 and 15,332,759 shares issued and outstanding as of November 30, 2019 and August 31, 2019, respectively	1,530	1,533
Class B Common Stock, $0.10 par value; 20,000,000 shares authorized; 3,643,009 shares issued and outstanding as of November 30, 2019 and August 31, 2019	364	364
Capital surplus	84,749	84,946
Retained earnings	1,622,069	1,588,075
Accumulated other comprehensive loss	(32,704)	(33,688)

Total shareholders’ equity	1,676,008	1,641,230

Total liabilities and shareholders’ equity	$2,123,585	$2,047,320

The accompanying notes are an integral part of these

Consolidated Financial Statements

Consolidated Statements of Shareholders’ Equity

UniFirst Corporation and Subsidiaries

(In thousands)	Common Shares	Class B Common Shares	Common Stock	Class B Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance, August 25, 2018	15,431	3,710	$1,543	$371	$82,973	$1,405,239	$(25,159)	$1,464,967
Net income	—	—	—	—	—	38,320	—	38,320
Change in fair value of derivatives	—	—	—	—	—	—	88	88
Foreign currency translation	—	—	—	—	—	—	(2,282)	(2,282)
Dividends declared Common Stock ($0.1125 per share)	—	—	—	—	—	(1,736)	—	(1,736)
Dividends declared Class B Common Stock ($0.0900 per share)	—	—	—	—	—	(334)	—	(334)
Share-based compensation, net (2)	—	—	—	—	1,042	—	—	1,042
Share-based awards exercised, net (1)	2	—	—	—	—	—	—	—
Cumulative effect of change in accounting principle, net	—	—	—	—	—	39,433	—	39,433
Balance, November 24, 2018	15,433	3,710	$1,543	$371	$84,015	$1,480,922	$(27,353)	$1,539,498

Balance, August 31, 2019	15,333	3,643	$1,533	$364	$84,946	$1,588,075	$(33,688)	$1,641,230
Net income	—	—	—	—	—	48,242	—	48,242
Change in fair value of derivatives	—	—	—	—	—	—	(5)	(5)
Foreign currency translation	—	—	—	—	—	—	989	989
Dividends declared Common Stock ($0.25 per share)	—	—	—	—	—	(3,825)	—	(3,825)
Dividends declared Class B Common Stock ($0.20 per share)	—	—	—	—	—	(729)	—	(729)
Shares repurchased	(51)		(5)		(274)	(9,694)		(9,973)
Share-based compensation, net (2)	—	—	—	—	1,575	—	—	1,575
Share-based awards exercised, net (1)	16	—	2	—	(1,498)	—	—	(1,496)
Balance, November 30, 2019	15,298	3,643	$1,530	$364	$84,749	$1,622,069	$(32,704)	$1,676,008

(1)	These amounts are shown net of the effect of income taxes.
(2)

These amounts are shown net of any shares withheld by the Company to satisfy certain tax withholdings obligations in connection with the vesting of certain shares of restricted stock or restricted stock units.

The accompanying notes are an integral part of these

Consolidated Financial Statements.

Consolidated Statements of Cash Flows

UniFirst Corporation and Subsidiaries

(Unaudited)

Thirteen weeks ended (In thousands)	November 30, 2019	November 24, 2018
Cash flows from operating activities:
Net income	$48,242	$38,320
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	25,459	25,116
Amortization of deferred financing costs	28	28
Share-based compensation	1,575	1,182
Accretion on environmental contingencies	134	189
Accretion on asset retirement obligations	232	220
Deferred income taxes	245	(497)
Other	5	(19)
Changes in assets and liabilities, net of acquisitions:
Receivables, less reserves	(12,771)	(12,165)
Inventories	1,195	(1,061)
Rental merchandise in service	1,370	(4,513)
Prepaid expenses and other current assets and Other assets	(2,074)	(6,884)
Accounts payable	(5,031)	(1,264)
Accrued liabilities	(2,678)	(19,651)
Prepaid and accrued income taxes	(3,497)	13,256
Net cash provided by operating activities	52,434	32,257

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(39,286)	—
Capital expenditures, including capitalization of software costs	(28,975)	(23,285)
Proceeds from sale of assets	61	90
Other	—	33
Net cash used in investing activities	(68,200)	(23,162)

Cash flows from financing activities:
Proceeds from exercise of share-based awards	74	—
Taxes withheld and paid related to net share settlement of equity awards	(1,570)	(140)
Repurchase of Common Stock	(9,973)	—
Payment of cash dividends	(2,056)	(2,070)
Net cash used in financing activities	(13,525)	(2,210)

Effect of exchange rate changes	538	(861)

Net (decrease) increase in cash, cash equivalents and short-term investments	(28,753)	6,024
Cash, cash equivalents and short-term investments at beginning of period	385,341	270,512
Cash, cash equivalents and short-term investments at end of period	$356,588	$276,536

Supplemental disclosure of cash flow information:
Non-cash capital expenditures	$8,436	$14,894

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

It is suggested that these Consolidated Financial Statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2019. There have been no material changes in the accounting policies followed by the Company during the current fiscal year other than the adoption of recent accounting pronouncements discussed in Note 2. Results for an interim period are not indicative of any future interim periods or for an entire fiscal year.

2. Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued updated guidance which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new guidance requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. The Company adopted this standard on September 1, 2019 using the modified retrospective adoption method. The standard provides a number of optional practical expedients in transition and the Company has elected certain of these practical expedients upon adoption of this standard. Specifically, the Company elected the package of practical expedients permitted under the standard, which allows a lessee to carry forward its population of existing leases, the classification of each lease, as well as the treatment of initial direct lease costs as of the period of adoption. The Company also elected the practical expedient related to lease and non-lease components, as an accounting policy election which allows a lessee to not separate non-lease from lease components and instead account for consideration paid in a contract as a single lease component. In addition, the Company elected the short-term lease recognition exemption for all leases with a term of 12 months or less, which means it will not recognize right-of-use assets or lease liabilities for these leases. The adoption of this standard resulted in the Company recognizing right-of-use assets, net of $48.7 million and corresponding lease liabilities of $46.2 million and reductions of prepaid expenses and other current assets of $1.2 million and $1.3 million, respectively. The adoption of this standard did not have a material impact on the Company's consolidated statement of income or consolidated statement of cash flows.

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

In August 2018, the FASB issued updated guidance to modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. This guidance will be effective for annual reporting periods, and any interim periods within those annual periods, ending after December 15, 2020 and will be required to be applied on a retrospective basis with early adoption permitted. Accordingly, the standard will be effective for the Company on August 29, 2021. The Company is currently evaluating the impact that this guidance will have on its financial statements and related disclosures.

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

In December 2019, the FASB issued updated guidance to simplify accounting for income taxes by removing certain exceptions and improving the consistent application of and simplifying U.S. GAAP in other areas of this topic. This guidance is effective for annual reporting periods, and any interim periods within those annual periods, that begin after December 15, 2020 with early adoption permitted. Accordingly, the guidance will be effective for the Company on August 29, 2021. The Company is currently evaluating the impact that this guidance will have on its financial statements and related disclosures.

3. Revenue Recognition

The following table presents the Company’s revenues for the thirteen weeks ended November 30, 2019 and November 24, 2018, respectively, disaggregated by service type:

	Thirteen Weeks Ended
	November 30, 2019		November 24, 2018
(In thousands, except percentages)	Revenues	% of Revenues	Revenues	% of Revenues
Core Laundry Operations	416,298	89.4%	$390,477	89.0%
Specialty Garments	33,402	7.2%	34,448	7.9%
First Aid	15,698	3.4%	13,625	3.1%
Total Revenues	$465,398	100.0%	$438,550	100.0%

See Note 16 “Segment Reporting” for additional details of segment definitions.

Revenue Recognition Policy

During the thirteen weeks ended November 30, 2019 and November 24, 2018, approximately 91.6% and 91.0%, respectively, of the Company’s revenues were derived from fees for route servicing of Core Laundry Operations, Specialty Garments, and First Aid performed by the Company’s employees at the customer’s location of business. Revenues from the Company’s route servicing customer contracts represent a single performance obligation. The Company recognizes these revenues over time as services are performed based on the nature of services provided and contractual rates (input method). Certain of the Company’s customer contracts, primarily within the Company’s Core Laundry Operations, include pricing terms and conditions that include components of variable consideration. The variable consideration is typically in the form of consideration due to customer based performance metrics specified within the contract. Specifically, some contracts contain discounts or rebates that the customer can earn through the achievement of specified volume levels. Each component of variable consideration is earned based on the Company’s actual performance during the measurement period specified within the contract. To determine the transaction price, the Company estimates the variable consideration using the most likely amount method, based on the specific contract provisions and known performance results during the relevant measurement period. When determining if variable consideration should be constrained, the Company considers whether factors outside its control could result in a significant reversal of revenue. In making these assessments, the Company considers the likelihood and magnitude of a potential reversal. The Company’s performance period generally corresponds with the monthly invoice period. No significant constraints on the Company’s revenue recognition were applied during the thirteen weeks ended November 30, 2019 or November 24, 2018. The Company reassesses these estimates during each reporting period. The Company maintains a liability for these discounts and rebates within accrued liabilities on the consolidated balance sheets. Variable consideration also includes consideration paid to a customer at the beginning of a contract. The Company capitalizes this consideration and amortizes it over the life of the contract as a reduction to revenue in accordance with the updated accounting guidance for revenue recognition. These assets are included in other assets on the consolidated balance sheets.

Costs to Obtain a Contract

The Company defers commission expenses paid to its employee-partners when the commissions are deemed to be incremental for obtaining the route servicing customer contract. The deferred commissions are amortized on a straight-line basis over the expected period of benefit. The Company reviews the deferred commission balances for impairment on an ongoing basis. Deferred commissions are classified as current or noncurrent based on the timing of when the Company expects to recognize the expense. The current portion is included in prepaid expenses and other current assets and the non-current portion is included in other assets on the Company’s consolidated balance sheets. As of November 30, 2019, the current and non-current assets related to deferred commissions totaled $12.4 million and $53.8 million, respectively. As of August 31, 2019, the current and non-current assets related to deferred commissions totaled $12.4 million and $50.3 million, respectively. During the thirteen weeks ended November 30, 2019 and November 24, 2018, the Company recorded $3.5 million and $2.8 million, respectively, of amortization expense related to deferred commissions. This expense is classified in selling and administrative expenses on the consolidated statements of income.

4. Acquisitions

During the thirteen weeks ended November 30, 2019, the Company completed 3 business acquisitions with an aggregate purchase price of approximately $39.4 million. This $39.4 million includes $38.5 million related to the acquisition of a Missouri-based industrial laundry business (the “Missouri Acquisition”). The Company has allocated $4.4 million, $23.3 million and $10.8 million to tangible assets, goodwill and intangibles, respectively, in the preliminary purchase accounting for the Missouri Acquisition. The initial allocations of the purchase prices are incomplete with respect to certain assets acquired. The results of operations of these acquisitions have been included in the Company’s consolidated financial results since their respective acquisition dates. These acquisitions were not significant in relation to the Company’s consolidated financial results and, therefore, pro-forma financial information has not been presented.

5. Fair Value Measurements

The assets or liabilities measured at fair value on a recurring basis are summarized in the tables below (in thousands):

	As of November 30, 2019
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents	$196,615	$—	$—	$196,615
Pension plan assets	—	4,309	—	4,309
Foreign currency forward contracts	—	250	—	250
Total assets at fair value	$196,615	$4,559	$—	$201,174

	As of August 31, 2019
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents	$214,038	$—	$—	$214,038
Pension plan assets	—	4,603	—	4,603
Foreign currency forward contracts	—	254	—	254
Total assets at fair value	$214,038	$4,857	$—	$218,895

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

The Company’s foreign currency forward contracts represent contracts the Company has entered into to exchange Canadian dollars for U.S. dollars at fixed exchange rates in order to manage its exposure related to certain forecasted Canadian dollar denominated sales of one of its subsidiaries. These contracts are included in prepaid expenses and other current assets and other long-term assets as of  November 30, 2019 and August 31, 2019. The fair value of the forward contracts is based on similar exchange traded derivatives and are, therefore, included within Level 2 of the fair value hierarchy.

6. Derivative Instruments and Hedging Activities

As of November 30, 2019, the Company had forward contracts with a notional value of approximately $8.3 million CAD outstanding and recorded the fair value of the contracts of $0.1 million in other long-term assets and $0.1 million in prepaid expenses and other current assets with a corresponding decrease in accumulated other comprehensive loss of $0.2 million, which was recorded net of tax. During the thirteen weeks ended November 30, 2019, the Company reclassified a nominal value from accumulated other comprehensive income to revenue, related to the derivative financial instruments. The gain on these forward contracts that resulted in a decrease to accumulated other comprehensive loss as of November 30, 2019 is expected to be reclassified to revenues prior to its maturity on February 25, 2022.

7. Employee Benefit Plans

Defined Contribution Retirement Savings Plan

The Company has a defined contribution retirement savings plan with a 401(k) feature for all eligible U.S. and Canadian employees not under collective bargaining agreements. The Company matches a portion of the employee’s contribution and may make an additional contribution at its discretion. Contributions charged to expense under the plan for the thirteen weeks ended November 30, 2019 and November 24, 2018 were $5.5 million and $4.5 million, respectively.

Pension Plans and Supplemental Executive Retirement Plans

The Company maintains an unfunded Supplemental Executive Retirement Plan for certain eligible employees of the Company and two frozen non-contributory defined benefit pension plans. The amounts charged to expense related to these plans for the thirteen weeks ended November 30, 2019 and November 24, 2018 were $0.7 million and $0.5 million, respectively.

8. Income Per Share

The Company calculates income per share by allocating income to its unvested participating securities as part of its income per share calculations. The following table sets forth the computation of basic income per share using the two-class method for amounts attributable to the Company’s shares of Common Stock and Class B Common Stock (in thousands, except per share data):

	Thirteen Weeks Ended
	November 30, 2019	November 24, 2018
Net income available to shareholders	$48,242	$38,320
Allocation of net income for Basic:
Common Stock	$40,526	$32,137
Class B Common Stock	7,716	6,183
	$48,242	$38,320
Weighted average number of shares for Basic:
Common Stock	15,308	15,432
Class B Common Stock	3,643	3,710
	18,951	19,142
Income per share for Basic:
Common Stock	$2.65	$2.08
Class B Common Stock	$2.12	$1.67

The Company is required to calculate diluted income per share for Common Stock using the more dilutive of the following two methods:

•	The treasury stock method; or
•	The two-class method assuming a participating security is not exercised or converted.

For the thirteen weeks ended November 30, 2019 and November 24, 2018, the Company’s diluted income per share assumes the conversion of all vested Class B Common Stock into Common Stock and uses the two-class method for its unvested participating shares. The following table sets forth the computation of diluted income per share of Common Stock for the thirteen weeks ended November 30, 2019 and November 24, 2018 (in thousands, except per share data):

	Thirteen Weeks Ended November 30, 2019			Thirteen Weeks Ended November 24, 2018
	Earnings to Common Shareholders	Common Shares	Income Per Share	Earnings to Common Shareholders	Common Shares	Income Per Share
As reported - Basic	$40,526	15,308	$2.65	$32,137	15,432	$2.08
Add: effect of dilutive potential common shares
Share-Based Awards	—	172		—	160
Class B Common Stock	7,716	3,643		6,183	3,710
As reported – Diluted	$48,242	19,123	$2.52	$38,320	19,302	$1.99

Share-based awards that would result in the issuance of 178 shares of Common Stock were excluded from the calculation of diluted income per share for the thirteen weeks ended November 30, 2019 because they were anti-dilutive. Share-based awards that would result in the issuance of 10,156 shares of Common Stock were excluded from the calculation of diluted income per share for the November 24, 2018 because they were anti-dilutive.

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

The components of inventory as of November 30, 2019 and August 31, 2019 were as follows (in thousands):

	November 30, 2019	August 31, 2019
Raw materials	$20,904	$23,000
Work in process	3,101	2,864
Finished goods	75,789	75,052
Total inventories	$99,794	$100,916

10. Goodwill and Other Intangible Assets

When the Company acquires a business, the amount assigned to the tangible assets and liabilities and intangible assets acquired is based on their respective fair values determined as of the acquisition date. The excess of the purchase price over the tangible assets and liabilities and intangible assets is recorded as goodwill.

The changes in the carrying amount of goodwill are as follows (in thousands):

Balance as of August 31, 2019	$401,178
Goodwill recorded during the period	23,348
Other	19
Balance as of November 30, 2019	$424,545

Intangible assets, net in the Company’s accompanying Consolidated Balance Sheets are as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
November 30, 2019
Customer contracts	$232,302	$167,712	$64,590
Software	56,397	35,878	20,519
Other intangible assets	35,675	33,272	2,403
	$324,374	$236,862	$87,512
August 31, 2019
Customer contracts	$221,306	$164,718	$56,588
Software	48,838	34,813	14,025
Other intangible assets	35,063	32,956	2,107
	$305,207	$232,487	$72,720

11. Asset Retirement Obligations

The Company recognizes asset retirement obligations in the period in which they are incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Company continues to depreciate, on a straight-line basis, the amount added to property, plant and equipment and recognizes accretion expense in connection with the discounted liability over the various remaining lives which range from approximately 1 to 24.

A reconciliation of the Company’s asset retirement liability for the thirteen weeks ended November 30, 2019 was as follows (in thousands):

November 30, 2019
Beginning balance as of August 31, 2019	$12,727
Accretion expense	232
Effect of exchange rate changes	29
Ending balance as of November 30, 2019	$12,988

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

There is usually a range of reasonable estimates of the costs associated with each site. In accordance with U.S. GAAP, the Company’s accruals reflect the amount within the range that it believes is the best estimate or the low end of a range of estimates if no point within the range is a better estimate. Where it believes that both the amount of a particular liability and the timing of the payments are reliably determinable, the Company adjusts the cost in current dollars using a rate of 3% for inflation until the time of expected payment and discounts the cost to present value using current risk-free interest rates. As of November 30, 2019, the risk-free interest rates utilized by the Company ranged from 1.8% to 2.2%.

For environmental liabilities that have been discounted, the Company includes interest accretion, based on the effective interest method, in selling and administrative expenses on the accompanying Consolidated Statements of Income. The changes to the Company’s environmental liabilities for the thirteen weeks ended November 30, 2019 were as follows (in thousands):

November 30, 2019
Beginning balance as of August 31, 2019	$27,718
Revisions in estimates	1,200
Costs incurred for which reserves have been provided	(229)
Insurance proceeds	31
Interest accretion	134
Changes in discount rates	(602)
Ending balance as of November 30, 2019	$28,252

Anticipated payments and insurance proceeds of currently identified environmental remediation liabilities as of November 30, 2019, for the next five fiscal years and thereafter, as measured in current dollars, are reflected below.

(In thousands)	2020	2021	2022	2023	2024	Thereafter	Total
Estimated costs – current dollars	$10,915	$2,186	$1,353	$1,091	$1,058	$12,032	$28,635
Estimated insurance proceeds	(128)	(173)	(159)	(173)	(159)	(693)	(1,485)
Net anticipated costs	$10,787	$2,013	$1,194	$918	$899	$11,339	$27,150
Effect of inflation							7,388
Effect of discounting							(6,286)
Ending balance as of November 30, 2019							$28,252

Estimated insurance proceeds are primarily received from an annuity received as part of a legal settlement with an insurance company. Annual proceeds of approximately $0.3 million are deposited into an escrow account which funds remediation and monitoring costs for two sites related to former operations in Williamstown, Vermont. Annual proceeds received but not expended in the current year accumulate in this account and may be used in future years for costs related to this site through the year 2027. As of November 30, 2019, the balance in this escrow account, which is held in a trust and is not recorded in the Company’s accompanying Consolidated Balance Sheet, was approximately $4.2 million. Also included in estimated insurance proceeds are amounts the Company is entitled to receive pursuant to legal settlements as reimbursements from three insurance companies for estimated costs at the site in Uvalde, Texas.

The Company’s nuclear garment decontamination facilities are licensed by the Nuclear Regulatory Commission or, in certain cases, by the applicable state agency, and are subject to regulation by federal, state and local authorities. There can be no assurance that such regulation will not lead to material disruptions in the Company’s garment decontamination business.

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

Effective tax rate

The Company’s effective tax rate for the thirteen weeks ended November 30, 2019 was 22.1% as compared to 26.2% for the corresponding period in the prior year. The effective tax rate in the thirteen weeks ended November 30, 2019 includes a $1.3 million benefit due to the relief of certain tax reserves as well as a $0.7 million discrete tax benefit related to stock option exercises during the period.

Uncertain tax positions

The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense, which is consistent with the recognition of these items in prior reporting periods. During the thirteen weeks ended November 30, 2019, there was a decrease in unrecognized tax benefits of $1.3 million due to a release of tax reserves.

All U.S. and Canadian federal income tax statutes have lapsed for filings up to and including fiscal years 2015 and 2012, respectively. With a few exceptions, the Company is no longer subject to state and local income tax examinations for periods prior to fiscal 2015. The Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change significantly in the next 12 months.

14. Long-Term Debt

The Company has a $250 million unsecured revolving credit agreement (the “Credit Agreement”) with a syndicate of banks, which matures on April 11, 2021. Under the Credit Agreement, the Company is able to borrow funds at variable interest rates based on, at its election, the Eurodollar rate or a base rate, plus in each case a spread based on the Company’s consolidated funded debt ratio. Availability of credit requires compliance with certain financial and other covenants, including a maximum consolidated funded debt ratio and minimum consolidated interest coverage ratio as defined in the Credit Agreement. The Company tests its compliance with these financial covenants on a fiscal quarterly basis. As of November 30, 2019, the interest rates applicable to the Company’s borrowings under the Credit Agreement would be calculated as LIBOR plus 75 basis points at the time of the respective borrowing. As of November 30, 2019, the Company had no outstanding borrowings and had outstanding letters of credit amounting to $70.8 million, leaving $179.2 million available for borrowing under the Credit Agreement.

As of November 30, 2019, the Company was in compliance with all covenants under the Credit Agreement.

15. Accumulated Other Comprehensive Loss

The changes in each component of accumulated other comprehensive loss, net of tax, for the thirteen weeks ended November 30, 2019 and November 24, 2018 were as follows (in thousands):

	Thirteen Weeks Ended November 30, 2019
	Foreign Currency Translation	Pension- related (1)	Derivative Financial Instruments (1)	Total Accumulated Other Comprehensive Loss
Beginning balance as of August 31, 2019	$(24,640)	$(9,239)	$191	$(33,688)
Other comprehensive income (loss) before reclassification	989	—	25	1,014
Amounts reclassified from accumulated other comprehensive loss	—	—	(30)	(30)
Net current period other comprehensive (loss) income	989	—	(5)	984
Ending balance as of November 30, 2019	$(23,651)	$(9,239)	$186	$(32,704)

	Thirteen Weeks Ended November 24, 2018
	Foreign Currency Translation	Pension- related (1)	Derivative Financial Instruments (1)	Total Accumulated Other Comprehensive Loss
Balance as of August 25, 2018	$(21,116)	$(4,135)	$92	$(25,159)
Other comprehensive (loss) income before reclassification	(2,282)	—	132	(2,150)
Amounts reclassified from accumulated other comprehensive loss	—	—	(44)	(44)
Net current period other comprehensive (loss) income	(2,282)	—	88	(2,194)
Ending balance as of November 24, 2018	$(23,398)	$(4,135)	$180	$(27,353)

(1)	Amounts are shown net of tax.

Amounts reclassified from accumulated other comprehensive loss, net of tax, for the thirteen weeks ended November 30, 2019 and November 24, 2018 were as follows (in thousands):

	Thirteen weeks ended
	November 30, 2019	November 24, 2018
Derivative financial instruments, net:
Forward contracts (a)	(30)	(44)
Total, net of tax	(30)	(44)

Total amounts reclassified, net of tax	$(30)	$(44)

(a)	Amounts included in revenues in the accompanying Consolidated Statements of Income.

16. Segment Reporting

Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the chief operating decision-maker, or decision-making group, in making decisions on how to allocate resources and assess performance. The Company’s chief operating decision maker is the Company’s chief executive officer. The Company has six operating segments based on the information reviewed by its chief executive officer: U.S. Rental and Cleaning, Canadian Rental and Cleaning, Manufacturing (“MFG”), Corporate, Specialty Garments and First Aid. The U.S. Rental and Cleaning and Canadian Rental and Cleaning operating segments have been combined to form the U.S. and Canadian Rental and Cleaning reporting segment, and as a result, the Company has five reporting segments.

The U.S. and Canadian Rental and Cleaning reporting segment purchases, rents, cleans, delivers and sells uniforms and protective clothing and non-garment items in the United States and Canada. The laundry locations of the U.S. and Canadian Rental and Cleaning reporting segment are referred to by the Company as “industrial laundries” or “industrial laundry locations.”

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

The Corporate operating segment consists of costs associated with the Company’s distribution center, sales and marketing, information systems, engineering, materials management, manufacturing planning, finance, budgeting, human resources, other general and administrative costs and interest expense. The revenues generated from the Corporate operating segment represent certain direct sales made by the Company directly from its distribution center. The products sold by this operating segment are the same products rented and sold by the U.S. and Canadian Rental and Cleaning reporting segment. In the table below, no assets or capital expenditures are presented for the Corporate operating segment because no assets are allocated to this operating segment in the information reviewed by the chief executive officer. However, depreciation and amortization expense related to certain assets are reflected in operating income and income before income taxes for the Corporate operating segment. The assets that give rise to this depreciation and amortization are included in the total assets of the U.S. and Canadian Rental and Cleaning reporting segment as this is how they are tracked and reviewed by the Company. The majority of expenses accounted for within the Corporate segment relate to costs of the U.S. and Canadian Rental and Cleaning segment, with the remainder of the costs relating to the Specialty Garment and First Aid segments.

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

The Company refers to the U.S. and Canadian Rental and Cleaning, MFG, and Corporate reporting segments combined as its “Core Laundry Operations,” which is included as a subtotal in the following table (in thousands):

Thirteen weeks ended	U.S. and Canadian Rental and Cleaning	MFG	Net Interco MFG Elim	Corporate	Subtotal Core Laundry Operations	Specialty Garments	First Aid	Total
November 30, 2019
Revenues	$407,803	$65,010	$(65,010)	$8,495	$416,298	$33,402	$15,698	$465,398
Operating income (loss)	$76,287	$22,546	$(2,526)	$(42,499)	$53,808	$4,879	$1,408	$60,095
Interest income, net	$(976)	$—	$—	$(1,385)	$(2,361)	$—	$—	$(2,361)
Income (loss) before taxes	$77,257	$22,403	$(2,526)	$(41,498)	$55,636	$4,884	$1,408	$61,928
November 24, 2018
Revenues	$380,788	$67,546	$(67,546)	$9,689	$390,477	$34,448	$13,625	$438,550
Operating income (loss)	$54,714	$24,732	$(3,747)	$(30,917)	$44,782	$4,470	$1,174	$50,426
Interest income, net	$(1,047)	$—	$—	$(658)	$(1,705)	$—	$—	$(1,705)
Income (loss) before taxes	$55,752	$24,840	$(3,747)	$(30,233)	$46,612	$4,173	$1,174	$51,959

17. Shares Repurchased and Dividends

On October 23, 2019, the Company announced that it will be raising its quarterly dividend to $0.25 per share for Common Stock and to $0.20 per share for Class B Common Stock, up from $0.1125 and $0.09 per share, respectively. The amount and timing of any dividend payment is subject to the approval of the Board of Directors each quarter.

On January 2, 2019, the Company’s Board of Directors approved a share repurchase program authorizing the Company to repurchase from time to time up to $100.0 million of its outstanding shares of Common Stock. Repurchases made under the program, if any, will be made in either the open market or in privately negotiated transactions. The timing, manner, price and amount of any repurchases will depend on a variety of factors, including economic and market conditions, the Company stock price, corporate liquidity requirements and priorities, applicable legal requirements and other factors. The share repurchase program will be funded using the Company’s available cash or capacity under its Credit Agreement and may be suspended or discontinued at any time. During the thirteen weeks ended November 30, 2019, the Company repurchased 50,600 shares for an average price per share of $197.11.

18. Leases

The Company has operating leases for certain operating facilities, vehicles and equipment, which provide the right to use the underlying asset and require lease payments over the term of the lease. Each new contract is evaluated to determine if an arrangement contains a lease and whether that lease meets the classification criteria of a finance or operating lease. All identified leases are recorded on the consolidated balance sheet with a corresponding operating lease right-of-use asset, net, representing the right to use the underlying asset for the lease term and the operating lease liabilities representing the obligation to make lease payments arising from the lease. Short-term operating leases, which have an initial term of twelve months or less, are not recorded on the consolidated balance sheet.

Operating lease right-of-use assets, net and operating lease liabilities are recognized at the commencement date of the lease based on the present value of lease payments over the lease term and include options to extend or terminate the lease when they are reasonably certain to be exercised. The present value of lease payments is determined primarily using the incremental borrowing rate based on the information available at lease commencement date. Lease expense for operating leases is recorded on a straight-line basis over the lease term and variable lease costs are recorded as incurred. Both lease expense and variable lease costs are primarily recorded in cost of revenues on the Company's consolidated statements of income. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The following table presents the operating lease cost and information related to the operating lease right-of-use assets, net and operating lease liabilities for the thirteen weeks ended November 30, 2019:

(In thousands, except lease term and discount rate)
Lease cost
Operating lease costs including short-term lease expense and variable lease costs, which were immaterial in the quarter	$4,567

Operating cash flow impacts
Cash paid for amounts included in the measurement of operating lease liabilities	$3,235
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	$1,909
Weighted-average remaining lease term - operating leases	4.8 years
Weighted-average discount rate - operating leases	2.86%

The contractual future minimum lease payments of the Company's operating lease liabilities by fiscal year are as follows as of November 30, 2019:

(In thousands, except per share data)
2020 (remaining nine months)	$9,928
2021	12,211
2022	9,025
2023	6,630
2024	4,397
Thereafter	6,544
Total payments	48,735
Less interest	(3,085)
Total present value of lease payments	$45,650

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and any documents incorporated by reference may contain forward-looking statements within the meaning of the federal securities laws. Forward-looking statements contained in this Quarterly Report on Form 10-Q and any documents incorporated by reference are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words such as “estimates,” “anticipates,” “projects,” “plans,” “expects,” “intends,” “believes,” “seeks,” “could,” “should,” “may,” “will,” “strategy,” “objective,” “assume,” “strive,” or the negative versions thereof, and similar expressions and by the context in which they are used. Such forward-looking statements are based upon our current expectations and speak only as of the date made. Such statements are highly dependent upon a variety of risks, uncertainties and other important factors that could cause actual results to differ materially from those reflected in such forward-looking statements. Such factors include, but are not limited to, uncertainties caused by adverse economic conditions and their impact on our customers’ businesses and workforce levels, uncertainties regarding our ability to consummate and successfully integrate acquired businesses, uncertainties regarding any existing or newly-discovered expenses and liabilities related to environmental compliance and remediation, any adverse outcome of pending or future contingencies or claims, our ability to compete successfully without any significant degradation in our margin rates, seasonal and quarterly fluctuations in business levels, our ability to preserve positive labor relationships and avoid becoming the target of corporate labor unionization campaigns that could disrupt our business, the effect of currency fluctuations on our results of operations and financial condition, our dependence on third parties to supply us with raw materials, any loss of key management or other personnel, increased costs as a result of any changes in federal or state laws, rules and regulations or governmental interpretation of such laws, rules and regulations, uncertainties regarding the price levels of natural gas, electricity, fuel and labor, the negative effect on our business from sharply depressed oil and natural gas prices, the continuing increase in domestic healthcare costs, our ability to retain and grow our customer base, demand and prices for our products and services, fluctuations in our Specialty Garments business, instability in Mexico and Nicaragua where our principal garment manufacturing plants are located, our ability to properly and efficiently design, construct, implement and operate a new customer relationship management (“CRM”) computer system, interruptions or failures of our information technology systems, including as a result of cyber-attacks, additional professional and internal costs necessary for compliance with any changes in Securities and Exchange Commission, New York Stock Exchange and accounting rules, strikes and unemployment levels, our efforts to evaluate and potentially reduce internal costs, economic and other developments associated with the war on terrorism and its impact on the economy, the impact of foreign trade policies and tariffs or other impositions on imported goods on our business, results of operations and financial condition, general economic conditions, our ability to successfully implement our business strategies and processes, including our capital allocation strategies and other factors described under “Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended August 31, 2019 and in our other filings with the Securities and Exchange Commission. We undertake no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made.

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

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, the most important and pervasive accounting policies used and areas most sensitive to material changes from external factors. The critical accounting estimates that we believe affect our more significant judgments and estimates used in the preparation of our consolidated financial statements presented in this report are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2019.

Results of Operations

The following table presents certain selected financial data, including the percentage of revenues represented by each item, for the thirteen weeks ended November 30, 2019 and November 24, 2018.

	Thirteen weeks ended
(In thousands, except percentages)	November 30, 2019	% of Revenues	November 24, 2018	% of Revenues	% Change
Revenues	$465,398	100.0%	$438,550	100.0%	6.1%
Operating expenses:
Cost of revenues (1)	289,316	62.2	277,049	63.2	4.4
Selling and administrative expenses (1)	90,528	19.5	85,959	19.6	5.3
Depreciation and amortization	25,459	5.5	25,116	5.7	1.4
Total operating expenses	405,303	87.1	388,124	88.5	4.4
Operating income	60,095	12.9	50,426	11.5	19.2
Other income, net	(1,833)	(0.4)	(1,533)	(0.3)	19.6
Income before income taxes	61,928	13.3	51,959	11.8	19.2
Provision for income taxes	13,686	2.9	13,639	3.1	0.3
Net income	$48,242	10.4%	$38,320	8.7%	25.9%

(1)	Exclusive of depreciation on our property, plant and equipment and amortization on our intangible assets.

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

Cost of revenues include the amortization of rental merchandise in service and merchandise costs related to direct sales as well as labor and other production, service and delivery costs and distribution costs associated with operating our Core Laundry Operations, Specialty Garments facilities and First Aid locations. Selling and administrative costs include costs related to our sales and marketing functions as well as general and administrative costs associated with our corporate offices, non-operating environmental sites and operating locations including information systems, engineering, materials management, manufacturing planning, finance, budgeting and human resources.

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

During the thirteen weeks ended November 30, 2019, we repurchased 50,600 shares, for an average price per share of $197.11.

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

In our fourth fiscal quarter of 2018, we initiated a multiyear CRM project to further develop, implement and deploy a third-party application we licensed. This new solution is intended to improve functionality, capability and information flow as well as increase automation in servicing our customers. As of November 30, 2019, we have capitalized $14.1 million related to our new CRM project.

Thirteen weeks ended November 30, 2019 compared with thirteen weeks ended November 24, 2018

Revenues

(In thousands, except percentages)	November 30, 2019	November 24, 2018	Dollar Change	Percent Change
Core Laundry Operations	$416,298	$390,477	$25,821	6.6%
Specialty Garments	33,402	34,448	(1,046)	(3.0)%
First Aid	15,698	13,625	2,073	15.2%
Consolidated total	$465,398	$438,550	$26,848	6.1%

The increase in our consolidated revenues was due primarily to growth in our Core Laundry Operations. Excluding the effect of a weaker Canadian dollar, which unfavorably impacted our growth by 0.1%, organic growth for our Core Laundry Operations was 6.0% and growth due to acquisitions was 0.7%. Organic growth consists primarily of new sales, price increases, and net changes in the wearer levels at our existing customers, offset by lost accounts. During the first quarter of fiscal 2020, our organic growth rate benefited from net strong new accounts sales as well as reduced lost accounts during fiscal 2019. Also contributing to the organic growth was a 0.7% impact of certain revenue adjustments related to reserves as well as the timing of revenues around the Thanksgiving holiday.

Specialty Garments’ results are often affected by seasonality and the timing and length of its customers’ power reactor outages as well as its project-based activities. The decrease in Specialty Garments revenue was due primarily to decreased outage activity in the US and Canada nuclear operations partially offset by strong performance in our cleanroom operations.

The increase in First Aid revenues was comprised of 9.6% of organic growth and 5.6% growth from acquisitions. Our organic growth was due primarily to the strong performance in our wholesale distribution business.

Cost of Revenues

(In thousands, except percentages)	November 30, 2019	November 24, 2018	Dollar Change	Percent Change
Cost of revenues	$289,316	$277,049	$12,267	4.4%
% of Revenues	62.2%	63.2%

Cost of revenues as a percentage of revenues was 62.2% in the thirteen weeks ended November 30, 2019 as compared to 63.2% in the prior year comparable period.

Our Core Laundry Operations cost of revenues as a percentage of revenues decreased in the thirteen weeks ended November 30, 2019 as compared to the prior year comparable period due primarily to lower energy costs and other non-payroll production costs as percentages of revenues.

Our Specialty Garments costs of revenues as a percentage of revenues decreased in the thirteen weeks ended November 30, 2019 as compared to the prior year comparable period. The decrease in cost of revenues was due primarily to lower merchandise and production payroll costs as percentage of revenues, partially offset by higher expenses related to workers’ compensation and auto claims as a percentage of revenues.

Selling and Administrative Expenses

(In thousands, except percentages)	November 30, 2019	November 24, 2018	Dollar Change	Percent Change
Selling and administrative expenses	$90,528	$85,959	$4,569	5.3%
% of Revenues	19.5%	19.6%

Our selling and administrative costs increased in the thirteen weeks ended November 30, 2019 as compared to the prior year comparable period. The increase was due primarily to a gain of $3.0 million from the settlement of environmental litigation in the first quarter of fiscal 2019. The increase was partially offset by lower selling payroll costs.

Depreciation and Amortization

(In thousands, except percentages)	November 30, 2019	November 24, 2018	Dollar Change	Percent Change
Depreciation and amortization	$25,459	$25,116	$343	1.4%
% of Revenues	5.5%	5.7%

Depreciation and amortization expense increased in the thirteen weeks ended November 30, 2019 as compared to the prior year comparable period due primarily to higher capital expenditures placed in service over the past several quarters. The increase in depreciation and amortization reflects the Company’s continued capital investments in the business.

Operating Income

For the thirteen weeks ended November 30, 2019 and November 24, 2018, changes in our revenues and costs as discussed above resulted in the following changes in our operating income and operating income margin:

(In thousands, except percentages)	Thirteen Weeks	For the Thirteen Weeks Ended November 24,	Dollar Change	Percent Change
Core Laundry Operations	$53,808	$44,782	$9,026	20.2%
Specialty Garments	4,879	4,470	409	9.1%
First Aid	1,408	1,174	234	19.9%
Cost of revenues	$60,095	$50,426	$9,669	19.2%
% of Revenues	12.9%	11.5%

Other Income, net

(In thousands, except percentages)	November 30, 2019	November 24, 2018	Dollar Change	Percent Change
Interest income, net	$(2,361)	$(1,705)	$(656)	38.5%
Other expense, net	528	172	356	207.0%
Total other income, net	$(1,833)	$(1,533)	$(300)	19.6%

The increase in other income, net during the thirteen weeks ended November 30, 2019 as compared to the prior year comparable period was due primarily to higher interest income from greater amounts of cash invested.

Provision for Income Taxes

(In thousands, except percentages)	November 30, 2019	November 24, 2018	Dollar Change	Percent Change
Provision for income taxes	$13,686	$13,639	$47	0.3%
Effective income tax rate	22.1%	26.2%

The decrease in our effective tax rate for the thirteen weeks ended November 30, 2019 as compared to the prior year comparable period was due primarily to a $1.3 million benefit as a result of the relief of certain tax reserves and a $0.7 million discrete tax benefit related to stock option exercises.

Liquidity and Capital Resources

General

Cash, cash equivalents and short-term investments totaled $356.6 million as of November 30, 2019, an increase of $80.1 million from November 24, 2018 when the amount totaled $276.5 million. We generated $52.4 million and $32.3 million in cash from operating activities in the thirteen weeks ended November 30, 2019 and November 24, 2018, respectively.

Pursuant to a share repurchase program approved by our Board of Directors on January 2, 2019, we repurchased 50,600 shares of our Common Stock for an aggregate of approximately $10.0 million during the thirteen weeks ended November 30, 2019. We believe that our current cash, cash equivalents and short-term investments balances, our cash generated from future operations and amounts available under our Credit Agreement (defined below) will be sufficient to meet our current anticipated working capital and capital expenditure requirements for at least the next 12 months.

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

Sources and uses of cash flows for the thirteen weeks ended November 30, 2019 and November 24, 2018, respectively, are summarized as follows:

(In thousands, except percentages)	November 30, 2019	November 24, 2018	Percent Change
Net cash provided by operating activities	$52,434	$32,257	62.6%
Net cash used in investing activities	(68,200)	(23,162)	194.4%
Net cash used in financing activities	(13,525)	(2,210)	512.0%
Effect of exchange rate changes	538	(861)	(162.5)%
Net increase (decrease) in cash, cash equivalents and short-term investments	$(28,753)	$6,024	(577.3)%

Cash Provided by Operating Activities

The increase in cash provided by operating activities was due primarily to an increase in net income of $9.9 million in the first quarter of fiscal 2020 compared to the prior year comparable period as well as the one-time bonus paid to our employees during the first quarter of fiscal 2019.  These increases were partially offset by cash received of $3.0 million from the settlement of environmental litigation in the first quarter of fiscal 2019.

Cash Used in Investing Activities

The net increase in cash used in investing activities was due primarily to the Missouri Acquisition, which was completed in September 2019 for $38.5 million, using available cash on hand.

Cash Used in Financing Activities

The increase in cash used in financing activities was due primarily to our repurchase of approximately $10.0 million of Common Stock during the thirteen weeks ended November 30, 2019 as compared to the same period in the prior year.

Long-Term Debt and Borrowing Capacity

We have a $250 million unsecured revolving credit agreement (the “Credit Agreement”) with a syndicate of banks, which matures on April 11, 2021. Under the Credit Agreement, we are able to borrow funds at variable interest rates based on, at our election, the Eurodollar rate or a base rate, plus in each case a spread based on our consolidated funded debt ratio. Availability of credit requires compliance with certain financial and other covenants, including a maximum consolidated funded debt ratio and minimum consolidated interest coverage ratio as defined in the Credit Agreement. We test our compliance with these financial covenants on a fiscal quarterly basis. As of November 30, 2019, the interest rates applicable to our borrowings under the Credit Agreement would be calculated as LIBOR plus 75 basis points at the time of the respective borrowing. As of November 30, 2019, we had no outstanding borrowings and had outstanding letters of credit amounting to $70.8 million, leaving $179.2 million available for borrowing under the Credit Agreement.

As of November 30, 2019, we were in compliance with all covenants under the Credit Agreement.

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

As of November 30, 2019, we had forward contracts with a notional value of approximately $8.3 million CAD outstanding and recorded the fair value of the contracts of $0.1 million in other long-term assets and $0.1 million in prepaid expenses and other current assets with a corresponding decrease in accumulated other comprehensive loss of $0.2 million, which was recorded net of tax. During the thirteen weeks ended November 30, 2019, we reclassified a nominal value from accumulated other comprehensive income to revenue, related to the derivative financial instruments. The gain on these forward contracts that results in decrease to accumulated other comprehensive loss as of November 30, 2019 is expected to be reclassified to revenues prior to its maturity on February 25, 2022.

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

There is usually a range of reasonable estimates of the costs associated with each site. In accordance with U.S. GAAP, our accruals represent the amount within the range that we believe is the best estimate or the low end of a range of estimates if no point within the range is a better estimate. When we believe that both the amount of a particular liability and the timing of the payments are reliably determinable, we adjust the cost in current dollars using a rate of 3% for inflation until the time of expected payment and discount the cost to present value using current risk-free interest rates. As of November 30, 2019, the risk-free interest rates we utilized ranged from 1.8% to 2.2% .

For environmental liabilities that have been discounted, we include interest accretion, based on the effective interest method, in selling and administrative expenses on the Consolidated Statements of Income. The changes to the amounts of our environmental liabilities for the thirteen weeks ended November 30, 2019 were as follows (in thousands):

November 30, 2019
Beginning balance as of August 31, 2019	$27,718
Revisions in estimates	1,200
Costs incurred for which reserves have been provided	(229)
Insurance proceeds	31
Interest accretion	134
Changes in discount rates	(602)
Ending balance as of November 30, 2019	$28,252

Anticipated payments and insurance proceeds relating to currently identified environmental remediation liabilities as of November 30, 2019, for the next five fiscal years and thereafter, as measured in current dollars, are reflected below.

(In thousands)	2020	2021	2022	2023	2024	Thereafter	Total
Estimated costs – current dollars	$10,915	$2,186	$1,353	$1,091	$1,058	$12,032	$28,635
Estimated insurance proceeds	(128)	(173)	(159)	(173)	(159)	(693)	(1,485)
Net anticipated costs	$10,787	$2,013	$1,194	$918	$899	$11,339	$27,150
Effect of inflation							7,388
Effect of discounting							(6,286)
Ending balance as of November 30, 2019							$28,252

Estimated insurance proceeds are primarily received from an annuity received as part of our legal settlement with an insurance company. Annual proceeds of approximately $0.3 million are deposited into an escrow account which funds remediation and monitoring costs for two sites related to our former operations in Williamstown, Vermont. Annual proceeds received but not expended in the current year accumulate in this account and may be used in future years for costs related to this site through the year 2027. As of November 30, 2019, the balance in this escrow account, which is held in a trust and is not recorded in our Consolidated Balance Sheet, was approximately $4.2 million. Also included in estimated insurance proceeds are amounts we are entitled to receive pursuant to legal settlements as reimbursements from three insurance companies for estimated costs at the site in Uvalde, Texas.

Our nuclear garment decontamination facilities are licensed by the Nuclear Regulatory Commission or, in certain cases, by the applicable state agency, and are subject to regulation by federal, state and local authorities. We also have nuclear garment decontamination facilities in the United Kingdom and the Netherlands. These facilities are licensed and regulated by the respective country’s applicable federal agency. There can be no assurance that such regulation will not lead to material disruptions in our garment decontamination business.

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

Off-Balance Sheet Arrangements

As of November 30, 2019, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Securities and Exchange Commission Regulation S-K.

Effects of Inflation

In general, we believe that our results of operations are not dependent on moderate changes in the inflation rate. Historically, we have been able to manage the impacts of more significant changes in inflation rates through our customer relationships, customer agreements that generally provide for price increases consistent with the rate of inflation and continued focus on improvements of operational productivity.

Contractual Obligations and Other Commercial Commitments

As of November 30, 2019, there were no material changes in our contractual obligations that were disclosed in our Annual Report on Form 10-K for the year ended August 31, 2019.

Recent Accounting Pronouncements

See Note 2, “Recent Accounting Pronouncements” to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for more information on recently implemented and issued accounting standards.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

We have determined that all of our foreign subsidiaries operate primarily in local currencies that represent the functional currencies of such subsidiaries. All assets and liabilities of our foreign subsidiaries are translated into U.S. dollars using the exchange rate prevailing at the balance sheet date. The effects of exchange rate fluctuations on the translation of assets and liabilities are recorded as a component of shareholders’ equity. Revenues and expenses are translated at the average exchange rates in effect during each month of the fiscal year. As such, our financial condition and operating results are affected by fluctuations in the value of the U.S. dollar as compared to currencies in foreign countries. Revenues denominated in currencies other than the U.S. dollar represented approximately 7.7% and 7.9% of total consolidated revenues for the thirteen weeks ended November 30, 2019 and November 24, 2018, respectively. Total assets denominated in currencies other than the U.S. dollar represented approximately 7.0% and 6.9% of total consolidated assets as of November 30, 2019 and August 31, 2019, respectively. If exchange rates had increased or decreased by 10% from the actual rates in effect during the thirteen weeks ended November 30, 2019, our revenues would have increased or decreased by approximately $3.7 million and total assets as of November 30, 2019 would have increased or decreased by approximately $14.8 million.

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

As of November 30, 2019, we had forward contracts with a notional value of approximately $8.3 million CAD outstanding and recorded the fair value of the contracts of $0.1 million in other long-term assets and $0.1 million in prepaid expenses and other current assets with a corresponding decrease in accumulated other comprehensive loss of $0.2 million, which was recorded net of tax. During the thirteen weeks ended November 30, 2019, we reclassified a nominal value from accumulated other comprehensive income to revenue, related to the derivative financial instruments. The gain on these forward contracts that results in a decrease to accumulated other comprehensive loss as of November 30, 2019 is expected to be reclassified to revenues prior to its maturity on February 25, 2022.

Other than the forward contracts, discussed above, we do not operate a hedging program to mitigate the effect of a significant change in the value of the functional currencies of our foreign subsidiaries, which include the Canadian dollar, euro, British pound, Mexican peso and Nicaraguan cordoba, as compared to the U.S. dollar. Any losses or gains resulting from unhedged foreign currency transactions, including exchange rate fluctuations on intercompany accounts are reported as transaction losses (gains) in our other income, net. The intercompany payables and receivables are denominated in Canadian dollars, euros, British pounds, Mexican pesos and Nicaraguan cordobas. During the thirteen weeks ended November 30, 2019, we had a nominal amount of transaction losses, which were included in other income. If exchange rates had increased or decreased by 10% during the thirteen weeks ended November 30, 2019, we would have recognized exchange gains or losses of approximately $0.5 million.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of fiscal year 2020 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended August 31, 2019, which could materially affect our business, financial condition, and future results. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and operating results. Except to the extent previously updated or to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors (including, without limitation, the matters discussed in Part I, “Item 2-Management’s Discussion and Analysis of Financial Condition and Results of Operations”), there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended August 31, 2019.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about repurchases of our equity securities during the thirteen weeks ended November 30, 2019:

	(a) Total Number of Shares of Stock Purchased(1)	(b) Average Price Paid per Share(1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs(1)
September 1, 2019 - September 28, 2019	19,000	$194.94	19,000	$65,780,080
September 29, 2019 - October 26, 2019	19,600	$193.65	19,600	$61,986,162
October 27, 2019 - November 30, 2019	12,000	$206.24	12,000	$59,510,433
	50,600	$197.11	50,600

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

In the thirteen weeks ended November 30, 2019, we repurchased 50,600 shares for an average price per share of $197.11.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

10.1	Form of Stock Appreciation Right Award for Company Employees under the UniFirst Corporation Amended and Restated 2010 Stock Option and Incentive Plan (filed herewith).

10.2	Form of Restricted Stock Unit Award for Company Employees under the UniFirst Corporation Amended and Restated 2010 Stock Option and Incentive Plan (filed herewith).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Steven S. Sintros (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Shane O’Connor (filed herewith).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.SCH	Inline XBRL Taxonomy Extension Schema Document (filed herewith).
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed herewith).
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith).
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).
104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101*) (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UniFirst Corporation

January 9, 2020	By:	/s/ Steven S. Sintros
Steven S. Sintros
President and Chief Executive Officer

January 9, 2020	By:	/s/ Shane O’Connor
Shane O’Connor
Senior Vice President and Chief Financial Officer