Form 10-Q
period 2020-02-29
UNIFIRST CORP
filed 2020-04-06
CIK 717954

United States

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2020

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

The number of outstanding shares of UniFirst Corporation Common Stock and Class B Common Stock at April 3, 2020 were 15,247,440 and 3,643,009, respectively.

UniFirst Corporation

Quarterly Report on Form 10-Q

For the Quarter ended February 29, 2020

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Statements of Income

UniFirst Corporation and Subsidiaries

(Unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
(In thousands, except per share data)	February 29, 2020	February 23, 2019	February 29, 2020	February 23, 2019
Revenues	$464,600	$437,485	$929,998	$876,035
Operating expenses:
Cost of revenues (1)	301,422	281,672	590,738	558,721
Selling and administrative expenses (1)	93,080	68,321	183,608	154,280
Depreciation and amortization	25,971	25,046	51,430	50,162
Total operating expenses	420,473	375,039	825,776	763,163

Operating income	44,127	62,446	104,222	112,872
Other (income) expense:
Interest income, net	(2,175)	(2,009)	(4,536)	(3,714)
Other expense, net	539	1,060	1,067	1,232
Total other income, net	(1,636)	(949)	(3,469)	(2,482)
			—	—
Income before income taxes	45,763	63,395	107,691	115,354
Provision for income taxes	11,083	15,789	24,769	29,428
Net income	$34,680	$47,606	$82,922	$85,926
Income per share – Basic:
Common Stock	$1.90	$2.59	$4.55	$4.67
Class B Common Stock	$1.52	$2.07	$3.64	$3.74
Income per share – Diluted:
Common Stock	$1.82	$2.48	$4.34	$4.46
Income allocated to – Basic:
Common Stock	$29,129	$39,923	$69,654	$72,061
Class B Common Stock	$5,551	$7,683	$13,268	$13,865
Income allocated to – Diluted:
Common Stock	$34,680	$47,606	$82,922	$85,926
Weighted average shares outstanding – Basic:
Common Stock	15,293	15,428	15,300	15,430
Class B Common Stock	3,643	3,710	3,643	3,710
Weighted average shares outstanding – Diluted:
Common Stock	19,105	19,232	19,114	19,258

(1)	Exclusive of depreciation on the Company’s property, plant and equipment and amortization on its intangible assets.

The accompanying notes are an integral part of these

Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income

UniFirst Corporation and Subsidiaries

(Unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
(In thousands)	February 29, 2020	February 23, 2019	February 29, 2020	February 23, 2019
Net income	$34,680	$47,606	$82,922	$85,926
Other comprehensive income (loss):
Foreign currency translation adjustments	(769)	1,418	220	(864)
Pension benefit liabilities	350	—	350	—
Change in fair value of derivatives, net of income taxes	52	(39)	77	93
Derivative financial instruments reclassified to earnings	(30)	(32)	(60)	(76)
Other comprehensive income (loss)	(397)	1,347	587	(847)
Comprehensive income	$34,283	$48,953	$83,509	$85,079

The accompanying notes are an integral part of these

Consolidated Financial Statements.

Consolidated Balance Sheets

UniFirst Corporation and Subsidiaries

(Unaudited)

(In thousands, except share and par value data)	February 29, 2020	August 31, 2019
Assets
Current assets:
Cash, cash equivalents and short-term investments	$395,323	$385,341
Receivables, less reserves of $13,368 and $9,935	209,878	203,457
Inventories	94,875	100,916
Rental merchandise in service	179,291	184,318
Prepaid taxes	8,933	4,060
Prepaid expenses and other current assets	35,522	35,699
Total current assets	923,822	913,791

Property, plant and equipment, net	582,753	574,509
Goodwill	424,711	401,178
Customer contracts, net	63,217	56,588
Other intangible assets, net	25,138	16,132
Deferred income taxes	475	448
Operating lease right-of-use assets, net	46,426	—
Other assets	86,320	84,674

Total assets	$2,152,862	$2,047,320

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$71,172	$77,918
Accrued liabilities	117,968	111,721
Accrued taxes	—	205
Operating lease liabilities, current	12,255	—
Total current liabilities	201,395	189,844

Accrued liabilities	118,114	117,074
Accrued and deferred income taxes	99,439	99,172
Operating lease liabilities	32,476	—

Total liabilities	451,424	406,090
Commitments and contingencies (Note 12)
Shareholders’ equity:
Preferred Stock, $1.00 par value; 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $0.10 par value; 30,000,000 shares authorized; 15,293,172 and 15,332,759 shares issued and outstanding as of February 29, 2020 and August 31, 2019, respectively	1,529	1,533
Class B Common Stock, $0.10 par value; 20,000,000 shares authorized; 3,643,009 shares issued and outstanding as of February 29, 2020 and August 31, 2019, respectively	364	364
Capital surplus	84,577	84,946
Retained earnings	1,648,069	1,588,075
Accumulated other comprehensive loss	(33,101)	(33,688)

Total shareholders’ equity	1,701,438	1,641,230

Total liabilities and shareholders’ equity	$2,152,862	$2,047,320

The accompanying notes are an integral part of these

Consolidated Financial Statements

Consolidated Statements of Shareholders’ Equity

UniFirst Corporation and Subsidiaries

(In thousands)	Common Shares	Class B Common Shares	Common Stock	Class B Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance, August 25, 2018	15,431	3,710	$1,543	$371	$82,973	$1,405,239	$(25,159)	$1,464,967
Net income	—	—	—	—	—	38,320	—	38,320
Change in fair value of derivatives	—	—	—	—	—	—	88	88
Foreign currency translation	—	—	—	—	—	—	(2,282)	(2,282)
Dividends declared Common Stock ($0.1125 per share)	—	—	—	—	—	(1,736)	—	(1,736)
Dividends declared Class B Common Stock ($0.0900 per share)	—	—	—	—	—	(334)	—	(334)
Share-based compensation, net (2)	—	—	—	—	1,042	—	—	1,042
Share-based awards exercised, net (1)	2	—	—	—	—	—	—	—
Cumulative effect of change in accounting principle, net	—	—	—	—	—	39,433	—	39,433
Balance, November 24, 2018	15,433	3,710	1,543	371	84,015	1,480,922	(27,353)	1,539,498
Net income	—	—	$—	$—	$—	$47,606	$—	$47,606
Change in fair value of derivatives	—	—	—	—	—	—	(71)	(71)
Foreign currency translation	—	—	—	—	—	—	1,418	1,418
Dividends declared Common Stock ($0.1125 per share)	—	—	—	—	—	(1,732)	—	(1,732)
Dividends declared Class B Common Stock ($0.0900 per share)	—	—	—	—	—	(334)	—	(334)
Share-based compensation, net (2)	—	—	—	—	659	—	—	659
Share-based awards exercised, net (1)	12	—	1	—	25	—	—	26
Repurchase of Common Stock	(45)	—	(4)	—	(245)	(6,031)	—	(6,280)
Balance, February 23, 2019	15,400	3,710	$1,540	$371	$84,454	$1,520,431	$(26,006)	$1,580,790

Consolidated Statements of Shareholders’ Equity (Continued)

UniFirst Corporation and Subsidiaries

(In thousands)	Common Shares	Class B Common Shares	Common Stock	Class B Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance, August 31, 2019	15,333	3,643	$1,533	$364	$84,946	$1,588,075	$(33,688)	$1,641,230
Net income	—	—	—	—	—	48,242	—	48,242
Change in fair value of derivatives	—	—	—	—	—	—	(5)	(5)
Foreign currency translation	—	—	—	—	—	—	989	989
Dividends declared Common Stock ($0.25 per share)	—	—	—	—	—	(3,825)	—	(3,825)
Dividends declared Class B Common Stock ($0.20 per share)	—	—	—	—	—	(729)	—	(729)
Shares repurchased	(51)		(5)		(274)	(9,694)		(9,973)
Share-based compensation, net (1)	—	—	—	—	1,575	—	—	1,575
Share-based awards exercised, net (2)	16	—	2	—	(1,498)	—	—	(1,496)
Balance, November 30, 2019	15,298	3,643	1,530	364	84,749	1,622,069	(32,704)	1,676,008
Net income	—	—	—	—	—	34,680	—	34,680
Change in fair value of derivatives	—	—	—	—	—	—	22	22
Foreign currency translation	—	—	—	—	—	—	(769)	(769)
Pension benefit liabilities, net	—	—	—	—	—	—	350	350
Dividends declared Common Stock ($0.25 per share)	—	—	—	—	—	(3,835)	—	(3,835)
Dividends declared Class B Common Stock ($0.20 per share)	—	—	—	—	—	(729)	—	(729)
Shares repurchased	(21)	—	(2)	—	(112)	(4,116)		(4,230)
Share-based compensation, net (1)	—	—	—	—	1,651	—	—	1,651
Share-based awards exercised, net (2)	16	—	1	—	(1,711)	—	—	(1,710)
Balance, February 29, 2020	15,293	3,643	$1,529	$364	$84,577	$1,648,069	$(33,101)	$1,701,438

(1)

These amounts are shown net of any shares withheld by the Company to satisfy certain tax withholdings obligations in connection with the vesting of certain shares of restricted stock or restricted stock units.

(2)	These amounts are shown net of the effect of income taxes.

The accompanying notes are an integral part of these

Consolidated Financial Statements.

Consolidated Statements of Cash Flows

UniFirst Corporation and Subsidiaries

(Unaudited)

Twenty-six weeks ended (In thousands)	February 29, 2020	February 23, 2019
Cash flows from operating activities:
Net income	$82,922	$85,926
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	51,430	50,162
Amortization of deferred financing costs	56	56
Forgiveness of a liability	—	(7,346)
Share-based compensation	3,227	2,796
Accretion on environmental contingencies	269	377
Accretion on asset retirement obligations	463	441
Deferred income taxes	727	364
Other	16	(811)
Changes in assets and liabilities, net of acquisitions:
Receivables, less reserves	(4,867)	(2,502)
Inventories	6,125	(5,589)
Rental merchandise in service	6,839	(4,862)
Prepaid expenses and other current assets and Other assets	2,170	(3,616)
Accounts payable	(5,815)	(5,268)
Accrued liabilities	(1,752)	(7,711)
Prepaid and accrued income taxes	(4,941)	26,243
Net cash provided by operating activities	136,869	128,660

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(41,021)	(67)
Capital expenditures, including capitalization of software costs	(62,271)	(52,152)
Proceeds from sale of assets	236	178
Other	—	15
Net cash used in investing activities	(103,056)	(52,026)

Cash flows from financing activities:
Proceeds from exercise of share-based awards	75	27
Taxes withheld and paid related to net share settlement of equity awards	(3,281)	(1,095)
Repurchase of Common Stock	(14,203)	(6,280)
Payment of cash dividends	(6,609)	(4,140)
Net cash used in financing activities	(24,018)	(11,488)

Effect of exchange rate changes	187	(336)

Net (decrease) increase in cash, cash equivalents and short-term investments	9,982	64,810
Cash, cash equivalents and short-term investments at beginning of period	385,341	270,512
Cash, cash equivalents and short-term investments at end of period	$395,323	$335,322

Supplemental disclosure of cash flow information:
Non-cash capital expenditures	$9,004	$10,141

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

UniFirst Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

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

In March 2020, the FASB issued optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022. The Company is currently evaluating the impact that this guidance will have on its financial statements and related disclosures.

3. Revenue Recognition

The following table presents the Company’s revenues for the thirteen and twenty-six weeks ended February 29, 2020 and February 23, 2019, respectively, disaggregated by service type:

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
	February 29, 2020		February 23, 2019		February 29, 2020		February 23, 2019
(In thousands, except percentages)	Revenues	% of Revenues	Revenues	% of Revenues	Revenues	% of Revenues	Revenues	% of Revenues
Core Laundry Operations	$412,192	88.7%	$394,408	90.2%	$828,490	89.1%	$784,885	89.6%
Specialty Garments	35,980	7.7%	29,745	6.8%	69,382	7.5%	64,193	7.3%
First Aid	16,428	3.5%	13,332	3.0%	32,126	3.5%	26,957	3.0%
Total Revenues	$464,600	100.0%	$437,485	100.0%	$929,998	100.0%	$876,035	100.0%

See Note 16 “Segment Reporting” for additional details of segment definitions.

UniFirst Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Revenue Recognition Policy

During the thirteen weeks ended February 29, 2020 and February 23, 2019, approximately 90.2% and 91.0%, respectively, of the Company’s revenues were derived from fees for route servicing of Core Laundry Operations, Specialty Garments, and First Aid performed by the Company’s employees at the customer’s location of business. During the twenty-six weeks ended February 29, 2020 and February 23, 2019, approximately 90.9% and 91.0%, respectively, of the Company’s revenues were derived from fees for route servicing of Core Laundry Operations, Specialty Garments, and First Aid performed by the Company’s employees at the customer’s location of business. Revenues from the Company’s route servicing customer contracts represent a single performance obligation. The Company recognizes these revenues over time as services are performed based on the nature of services provided and contractual rates (input method). Certain of the Company’s customer contracts, primarily within the Company’s Core Laundry Operations, include pricing terms and conditions that include components of variable consideration. The variable consideration is typically in the form of consideration due to customer based performance metrics specified within the contract. Specifically, some contracts contain discounts or rebates that the customer can earn through the achievement of specified volume levels. Each component of variable consideration is earned based on the Company’s actual performance during the measurement period specified within the contract. To determine the transaction price, the Company estimates the variable consideration using the most likely amount method, based on the specific contract provisions and known performance results during the relevant measurement period. When determining if variable consideration should be constrained, the Company considers whether factors outside its control could result in a significant reversal of revenue. In making these assessments, the Company considers the likelihood and magnitude of a potential reversal. The Company’s performance period generally corresponds with the monthly invoice period. No significant constraints on the Company’s revenue recognition were applied during the thirteen and twenty-six weeks ended February 29, 2020 or February 23, 2019. The Company reassesses these estimates during each reporting period. The Company maintains a liability for these discounts and rebates within accrued liabilities on the consolidated balance sheets. Variable consideration also includes consideration paid to a customer at the beginning of a contract. The Company capitalizes this consideration and amortizes it over the life of the contract as a reduction to revenue in accordance with the updated accounting guidance for revenue recognition. These assets are included in other assets on the consolidated balance sheets.

Costs to Obtain a Contract

The Company defers commission expenses paid to its employee-partners when the commissions are deemed to be incremental for obtaining the route servicing customer contract. The deferred commissions are amortized on a straight-line basis over the expected period of benefit. The Company reviews the deferred commission balances for impairment on an ongoing basis. Deferred commissions are classified as current or noncurrent based on the timing of when the Company expects to recognize the expense. The current portion is included in prepaid expenses and other current assets and the non-current portion is included in other assets on the Company’s consolidated balance sheets. As of February 29, 2020, the current and non-current assets related to deferred commissions totaled $13.1 million and $54.3 million, respectively. As of August 31, 2019, the current and non-current assets related to deferred commissions totaled $12.4 million and $50.3 million, respectively. During the thirteen weeks ended February 29, 2020 and February 23, 2019, the Company recorded $3.4 million and $2.9 million, respectively, of amortization expense related to deferred commissions. During the twenty-six weeks ended February 29, 2020 and February 23, 2019, the Company recorded $6.7 million and $5.7 million, respectively, of amortization expense related to deferred commissions. This expense is classified in selling and administrative expenses on the consolidated statements of income.

4. Acquisitions

During the twenty-six weeks ended February 29, 2020, the Company completed 8 business acquisitions with an aggregate purchase price of approximately $41.3 million, which includes $38.8 million related to the acquisition of a Missouri-based industrial laundry business (the “Missouri Acquisition”). The Company has allocated $4.4 million, $23.5 million and $10.9 million to tangible assets, goodwill and intangibles, respectively, in the preliminary purchase accounting for the Missouri Acquisition. The initial allocations of the purchase prices are incomplete with respect to certain assets acquired. The results of operations of these acquisitions have been included in the Company’s consolidated financial results since their respective acquisition dates. These acquisitions were not significant in relation to the Company’s consolidated financial results and, therefore, pro-forma financial information has not been presented.

UniFirst Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

5. Fair Value Measurements

The assets or liabilities measured at fair value on a recurring basis are summarized in the tables below (in thousands):

	As of February 29, 2020
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents	$195,996	$—	$—	$195,996
Pension plan assets	—	4,228	—	4,228
Foreign currency forward contracts	—	280	—	280
Total assets at fair value	$195,996	$4,508	$—	$200,504

	As of August 31, 2019
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents	$214,038	$—	$—	$214,038
Pension plan assets	—	4,603	—	4,603
Foreign currency forward contracts	—	254	—	254
Total assets at fair value	$214,038	$4,857	$—	$218,895

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

The Company’s foreign currency forward contracts represent contracts the Company has entered into to exchange Canadian dollars for U.S. dollars at fixed exchange rates in order to manage its exposure related to certain forecasted Canadian dollar denominated sales of one of its subsidiaries. These contracts are included in prepaid expenses and other current assets and other long-term assets as of  February 29, 2020 and August 31, 2019. The fair value of the forward contracts is based on similar exchange traded derivatives and are, therefore, included within Level 2 of the fair value hierarchy.

6. Derivative Instruments and Hedging Activities

As of February 29, 2020, the Company had forward contracts with a notional value of approximately $7.1 million CAD outstanding and recorded the fair value of the contracts of $0.1 million in other long-term assets and $0.2 million in prepaid expenses and other current assets with a corresponding decrease in accumulated other comprehensive loss of $0.2 million, which was recorded net of tax. During the thirteen and twenty-six weeks ended February 29, 2020, the Company reclassified a nominal value and $0.1 million, respectively from accumulated other comprehensive income to revenue, related to the derivative financial instruments. The gain on these forward contracts that resulted in a decrease to accumulated other comprehensive loss as of February 29, 2020 is expected to be reclassified to revenues prior to its maturity on February 25, 2022.

7. Employee Benefit Plans

Defined Contribution Retirement Savings Plan

The Company has a defined contribution retirement savings plan with a 401(k) feature for all eligible U.S. and Canadian employees not under collective bargaining agreements. The Company matches a portion of the employee’s contribution and may make an additional contribution at its discretion. Contributions charged to expense under the plan for the thirteen weeks ended February 29, 2020 and February 23, 2019 were $5.0 million and $4.3 million, respectively. Contributions charged to expense under the plan for the twenty-six weeks ended February 29, 2020 and February 23, 2019 were $10.5 million and $8.8 million, respectively.

UniFirst Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Pension Plans and Supplemental Executive Retirement Plans

The Company maintains an unfunded Supplemental Executive Retirement Plan for certain eligible employees of the Company and two frozen non-contributory defined benefit pension plans. The Company recorded a benefit of $0.3 million and an expense of $0.5 million related to these plans for the thirteen weeks ended February 29, 2020 and February 23, 2019, respectively. The amounts charged to expense related to these plans for the twenty-six weeks ended February 29, 2020 and February 23, 2019 were $0.4 million and $1.1 million, respectively.

8. Income Per Share

The Company calculates income per share by allocating income to its unvested participating securities as part of its income per share calculations. The following table sets forth the computation of basic income per share using the two-class method for amounts attributable to the Company’s shares of Common Stock and Class B Common Stock (in thousands, except per share data):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	February 29, 2020	February 23, 2019	February 29, 2020	February 23, 2019
Net income available to shareholders	$34,680	$47,606	$82,922	$85,926
Allocation of net income for Basic:
Common Stock	$29,129	$39,923	$69,654	$72,061
Class B Common Stock	5,551	7,683	13,268	13,865
	$34,680	$47,606	$82,922	$85,926
Weighted average number of shares for Basic:
Common Stock	15,293	15,428	15,300	15,430
Class B Common Stock	3,643	3,710	3,643	3,710
	18,936	19,138	18,943	19,140
Income per share for Basic:
Common Stock	$1.90	$2.59	$4.55	$4.67
Class B Common Stock	$1.52	$2.07	$3.64	$3.74

The Company is required to calculate diluted income per share for Common Stock using the more dilutive of the following two methods:

•	The treasury stock method; or
•	The two-class method assuming a participating security is not exercised or converted.

For the thirteen and twenty-six weeks ended February 29, 2020 and February 23, 2019, the Company’s diluted income per share assumes the conversion of all vested Class B Common Stock into Common Stock and uses the two-class method for its unvested participating shares. The following tables set forth the computation of diluted income per share of Common Stock for the thirteen and twenty-six weeks ended February 29, 2020 and February 23, 2019 (in thousands, except per share data):

	Thirteen weeks ended February 29, 2020			Twenty-six weeks ended February 29, 2020
	Earnings to Common Shareholders	Common Shares	Income Per Share	Earnings to Common Shareholders	Common Shares	Income Per Share
As reported - Basic	$29,129	15,293	$1.90	$69,654	15,300	$4.55
Add: effect of dilutive potential common shares
Share-Based Awards	—	169		—	171
Class B Common Stock	5,551	3,643		13,268	3,643
As reported – Diluted	$34,680	19,105	$1.82	$82,922	19,114	$4.34

UniFirst Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

	Thirteen Weeks Ended February 23, 2019			Twenty-Six Weeks Ended February 23, 2019
	Earnings to Common Shareholders	Common Shares	Income Per Share	Earnings to Common Shareholders	Common Shares	Income Per Share
As reported - Basic	$39,923	15,428	$2.59	$72,061	15,430	$4.67
Add: effect of dilutive potential common shares
Share-Based Awards	—	94		—	118
Class B Common Stock	7,683	3,710		13,865	3,710
As reported – Diluted	$47,606	19,232	$2.48	$85,926	19,258	$4.46

Share-based awards that would result in the issuance of 667 and 423 shares, respectively, of Common Stock were excluded from the calculation of diluted income per share for the thirteen and twenty-six weeks ended February 29, 2020 because they were anti-dilutive. Share-based awards that would result in the issuance of 195 and 754 shares, respectively, of Common Stock were excluded from the calculation of diluted income per share for the thirteen and twenty-six weeks ended February 23, 2019 because they were anti-dilutive.

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

The components of inventory as of February 29, 2020 and August 31, 2019 were as follows (in thousands):

	February 29, 2020	August 31, 2019
Raw materials	$18,102	$23,000
Work in process	2,599	2,864
Finished goods	74,174	75,052
Total inventories	$94,875	$100,916

10. Goodwill and Other Intangible Assets

When the Company acquires a business, the amount assigned to the tangible assets and liabilities and intangible assets acquired is based on their respective fair values determined as of the acquisition date. The excess of the purchase price over the tangible assets and liabilities and intangible assets is recorded as goodwill.

The changes in the carrying amount of goodwill are as follows (in thousands):

Balance as of August 31, 2019	$401,178
Goodwill recorded during the period	23,544
Other	(11)
Balance as of February 29, 2020	$424,711

UniFirst Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Intangible assets, net in the Company’s accompanying Consolidated Balance Sheets are as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
February 29, 2020
Customer contracts	$233,997	$170,780	$63,217
Software	59,956	36,940	23,016
Other intangible assets	35,664	33,542	2,122
	$329,617	$241,262	$88,355
August 31, 2019
Customer contracts	$221,306	$164,718	$56,588
Software	48,838	34,813	14,025
Other intangible assets	35,063	32,956	2,107
	$305,207	$232,487	$72,720

11. Asset Retirement Obligations

The Company recognizes asset retirement obligations in the period in which they are incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Company continues to depreciate, on a straight-line basis, the amount added to property, plant and equipment and recognizes accretion expense in connection with the discounted liability over the various remaining lives which range from approximately 1 to 24 years.

A reconciliation of the Company’s asset retirement liability for the twenty-six weeks ended February 29, 2020 was as follows (in thousands):

February 29, 2020
Beginning balance as of August 31, 2019	$12,727
Accretion expense	463
Effect of exchange rate changes	28
Balance as of February 29, 2020	$13,218

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

The Company has accrued certain costs related to the sites described above as it has been determined that the costs are probable and can be reasonably estimated. The Company has potential exposure related to a parcel of land (the “Central Area”) related to the Woburn, Massachusetts site mentioned above. Currently, the consent decree for the Woburn site does not define or require any remediation work in the Central Area. The United States Environmental Protection Agency (the “EPA”) has provided the Company and other signatories to the consent decree with comments on the design and implementation of groundwater and soil remedies at the Woburn site and investigation of environmental conditions in the Central Area. The Company, and other signatories, have implemented and proposed to do additional work at the Woburn site but many of the EPA’s comments remain to be resolved. The Company has accrued costs to perform certain work responsive to the EPA’s comments. Additionally, the Company has implemented mitigation measures and continues to monitor environmental conditions at the Somerville, Massachusetts site. The Company has received and responded to a notice of audit findings from the Massachusetts Department of Environmental Protection concerning a regulatory submittal that the Company made in 2009 for a portion of the site. The Company has received demands from the local transit authority for reimbursement of certain costs associated with its construction of a new municipal transit station in the area of the Somerville site. This station is part of an ongoing extension of the transit system. The Company has reserved for costs in connection with this matter; however, in light of the uncertainties associated with this matter, these costs and the related reserve may change.

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

There is usually a range of reasonable estimates of the costs associated with each site. In accordance with U.S. GAAP, the Company’s accruals reflect the amount within the range that it believes is the best estimate or the low end of a range of estimates if no point within the range is a better estimate. Where it believes that both the amount of a particular liability and the timing of the payments are reliably determinable, the Company adjusts the cost in current dollars using a rate of 3% for inflation until the time of expected payment and discounts the cost to present value using current risk-free interest rates. As of February 29, 2020, the risk-free interest rates utilized by the Company ranged from 1.1% to 1.7%.

For environmental liabilities that have been discounted, the Company includes interest accretion, based on the effective interest method, in selling and administrative expenses on the accompanying Consolidated Statements of Income. The changes to the Company’s environmental liabilities for the twenty-six weeks ended February 29, 2020 were as follows (in thousands):

February 29, 2020
Beginning balance as of August 31, 2019	$27,718
Revisions in estimates	1,200
Costs incurred for which reserves have been provided	(627)
Insurance proceeds	62
Interest accretion	269
Changes in discount rates	781
Balance as of February 29, 2020	$29,403

UniFirst Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Anticipated payments and insurance proceeds of currently identified environmental remediation liabilities as of February 29, 2020, for the next five fiscal years and thereafter, as measured in current dollars, are reflected below.

(In thousands)	2020	2021	2022	2023	2024	Thereafter	Total
Estimated costs – current dollars	$10,518	$2,186	$1,353	$1,091	$1,058	$12,032	$28,238
Estimated insurance proceeds	(97)	(173)	(159)	(173)	(159)	(693)	(1,454)
Net anticipated costs	$10,421	$2,013	$1,194	$918	$899	$11,339	$26,784
Effect of inflation							7,522
Effect of discounting							(4,903)
Balance as of February 29, 2020							$29,403

Estimated insurance proceeds are primarily received from an annuity received as part of a legal settlement with an insurance company. Annual proceeds of approximately $0.3 million are deposited into an escrow account which funds remediation and monitoring costs for two sites related to former operations in Williamstown, Vermont. Annual proceeds received but not expended in the current year accumulate in this account and may be used in future years for costs related to this site through the year 2027. As of February 29, 2020, the balance in this escrow account, which is held in a trust and is not recorded in the Company’s accompanying Consolidated Balance Sheet, was approximately $4.2 million. Also included in estimated insurance proceeds are amounts the Company is entitled to receive pursuant to legal settlements as reimbursements from three insurance companies for estimated costs at the site in Uvalde, Texas.

The Company’s nuclear garment decontamination facilities are licensed by the Nuclear Regulatory Commission or, in certain cases, by the applicable state agency, and are subject to regulation by federal, state and local authorities. There can be no assurance that such regulation will not lead to material disruptions in the Company’s garment decontamination business.

During the year ended August 26, 2017 (“fiscal 2017"), the Company recorded a pre-tax non-cash impairment charge of $55.8 million once it was determined that it was not probable that the version of the Customer Relationship Management (“CRM”) system that was being developed would be completed and placed into service. On December 28, 2018, the Company entered into a settlement agreement with its lead contractor for the version of the CRM system with respect to which the Company recorded the impairment charge. As part of the settlement agreement, the Company recorded in the thirteen weeks ended February 23, 2019 a total gain of $21.1 million as a reduction of selling and administrative expenses, which includes the Company’s receipt of a one-time cash payment in the amount of $13.0 million as well as the forgiveness of amounts previously due the contractor. The Company also received hardware and related maintenance service with a fair value of $0.8 million as part of the settlement.

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

Effective tax rate

The Company’s effective tax rate for the thirteen weeks ended February 29, 2020 was 24.2% as compared to 24.9% for the corresponding period in the prior year. The Company’s effective tax rate for the twenty-six weeks ended February 29, 2020 was 23.0% as compared to 25.5% for the corresponding period in the prior year. The decrease in the effective tax rate in the twenty-six weeks ended February 29, 2020 was primarily due to a $1.3 million benefit resulting from the release of certain tax reserves. In addition, there was a $0.7 million and $1.4 million discrete tax benefit related to stock option exercises during the thirteen and twenty-six weeks ended February 29, 2020, respectively.

UniFirst Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Uncertain tax positions

The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense, which is consistent with the recognition of these items in prior reporting periods. During the thirteen weeks ended February 29, 2020, there was no change in unrecognized tax benefits to the Company. During the twenty-six weeks ended February 29, 2020, there was a decrease in unrecognized tax benefits of $1.3 million due to a release of tax reserves.

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

14. Long-Term Debt

The Company has a $250 million unsecured revolving credit agreement (the “Credit Agreement”) with a syndicate of banks, which matures on April 11, 2021. Under the Credit Agreement, the Company is able to borrow funds at variable interest rates based on, at its election, the Eurodollar rate or a base rate, plus in each case a spread based on the Company’s consolidated funded debt ratio. Availability of credit requires compliance with certain financial and other covenants, including a maximum consolidated funded debt ratio and minimum consolidated interest coverage ratio as defined in the Credit Agreement. The Company tests its compliance with these financial covenants on a fiscal quarterly basis. As of February 29, 2020, the interest rates applicable to the Company’s borrowings under the Credit Agreement would be calculated as LIBOR plus 75 basis points at the time of the respective borrowing. As of February 29, 2020, the Company had no outstanding borrowings and had outstanding letters of credit amounting to $70.8 million, leaving $179.2 million available for borrowing under the Credit Agreement.

As of February 29, 2020, the Company was in compliance with all covenants under the Credit Agreement.

15. Accumulated Other Comprehensive Loss

The changes in each component of accumulated other comprehensive loss, net of tax, for the thirteen and twenty-six weeks ended February 29, 2020 and February 23, 2019 were as follows (in thousands):

	Thirteen Weeks Ended February 29, 2020
	Foreign Currency Translation	Pension- related (1)	Derivative Financial Instruments (1)	Total Accumulated Other Comprehensive Loss
Beginning balance as of November 30, 2019	$(23,651)	$(9,239)	$186	$(32,704)
Other comprehensive income (loss) before reclassification	(769)	—	52	(717)
Amounts reclassified from accumulated other comprehensive loss	—	350	(30)	320
Net current period other comprehensive (loss) income	(769)	350	22	(397)
Ending balance as of February 29, 2020	$(24,420)	$(8,889)	$208	$(33,101)

	Twenty-six weeks ended February 29, 2020
	Foreign Currency Translation	Pension- related (1)	Derivative Financial Instruments (1)	Total Accumulated Other Comprehensive Loss
Balance as of August 31, 2019	$(24,640)	$(9,239)	$191	$(33,688)
Other comprehensive (loss) income before reclassification	220	—	77	297
Amounts reclassified from accumulated other comprehensive loss	—	350	(60)	290
Net current period other comprehensive (loss) income	220	350	17	587
Balance as of February 29, 2020	$(24,420)	$(8,889)	$208	$(33,101)

UniFirst Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

	Thirteen Weeks Ended February 23, 2019
	Foreign Currency Translation	Pension- related (1)	Derivative Financial Instruments (1)	Total Accumulated Other Comprehensive Loss
Beginning balance as of November 24, 2018	$(23,398)	$(4,135)	$180	$(27,353)
Other comprehensive (loss) income before reclassification	1,418	—	(39)	1,379
Amounts reclassified from accumulated other comprehensive loss	—	—	(32)	(32)
Net current period other comprehensive (loss) income	1,418	—	(71)	1,347
Ending balance as of February 23, 2019	$(21,980)	$(4,135)	$109	$(26,006)

	Twenty-six weeks ended February 23, 2019
	Foreign Currency Translation	Pension- related (1)	Derivative Financial Instruments (1)	Total Accumulated Other Comprehensive Loss
Balance as of August 25, 2018	$(21,116)	$(4,135)	$92	$(25,159)
Other comprehensive (loss) income before reclassification	(864)	—	93	(771)
Amounts reclassified from accumulated other comprehensive loss	—	—	(76)	(76)
Net current period other comprehensive (loss) income	(864)	—	17	(847)
Balance as of February 23, 2019	$(21,980)	$(4,135)	$109	$(26,006)

(1)	Amounts are shown net of tax.

Amounts reclassified from accumulated other comprehensive loss, net of tax, for the twenty-six weeks ended February 29, 2020 and February 23, 2019 were as follows (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	February 29, 2020	February 23, 2019	February 29, 2020	February 23, 2019
Pension benefit liabilities (net):
Reclassification to income statement (a)	$350	$—	$350	$—
Total, net of tax	$350	—	$350	—

Derivative financial instruments, net:
Forward contracts (b)	(30)	(32)	(60)	(76)
Total, net of tax	(30)	(32)	(60)	(76)

Total amounts reclassified, net of tax	$(30)	$(32)	$(60)	$(76)

(a)    Amounts included in selling and administrative expenses in the accompanying Consolidated Statements of Income.

(b)	Amounts included in revenues in the accompanying Consolidated Statements of Income.

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

UniFirst Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

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

The Company refers to the U.S. and Canadian Rental and Cleaning, MFG, and Corporate reporting segments combined as its “Core Laundry Operations,” which is included as a subtotal in the following table (in thousands):

Thirteen weeks ended	U.S. and Canadian Rental and Cleaning	MFG	Net Interco MFG Elim	Corporate	Subtotal Core Laundry Operations	Specialty Garments	First Aid	Total
February 29, 2020
Revenues	$403,161	$53,661	$(53,661)	$9,031	$412,192	$35,980	$16,428	$464,600
Operating income (loss)	$59,008	$16,714	$3,093	$(40,458)	$38,357	$4,627	$1,143	$44,127
Interest income, net	$(1,124)	$—	$—	$(1,051)	$(2,175)	$—	$—	$(2,175)
Income (loss) before taxes	$60,119	$16,646	$3,093	$(39,811)	$40,047	$4,573	$1,143	$45,763
February 23, 2019
Revenues	$385,528	$60,978	$(60,978)	$8,880	$394,408	$29,745	$13,332	$437,485
Operating income (loss)	$64,619	$20,160	$1,047	$(26,713)	$59,113	$2,235	$1,098	$62,446
Interest income, net	$(1,058)	$—	$—	$(951)	$(2,009)	$—	$—	$(2,009)
Income (loss) before taxes	$65,667	$19,876	$1,046	$(26,502)	$60,087	$2,210	$1,098	$63,395

UniFirst Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Twenty-six weeks ended
February 29, 2020
Revenues	$810,964	$118,671	$(118,671)	$17,526	$828,490	$69,382	$32,126	$929,998
Operating income (loss)	$135,295	$39,260	$567	$(82,957)	$92,165	$9,506	$2,551	$104,222
Interest income, net	$(2,100)	$—	$—	$(2,436)	$(4,536)	$—	$—	$(4,536)
Income (loss) before taxes	$137,376	$39,049	$567	$(81,309)	$95,683	$9,457	$2,551	$107,691
February 23, 2019
Revenues	$766,316	$128,524	$(128,524)	$18,569	$784,885	$64,193	$26,957	$876,035
Operating income (loss)	$119,333	$44,892	$(2,700)	$(57,630)	$103,895	$6,705	$2,272	$112,872
Interest income, net	$(2,105)	$—	$—	$(1,609)	$(3,714)	$—	$—	$(3,714)
Income (loss) before taxes	$121,419	$44,716	$(2,701)	$(56,735)	$106,699	$6,383	$2,272	$115,354

17. Shares Repurchased and Dividends

On October 23, 2019, the Company announced that it will be raising its quarterly dividend to $0.25 per share for Common Stock and to $0.20 per share for Class B Common Stock, up from $0.1125 and $0.09 per share, respectively. The amount and timing of any dividend payment is subject to the approval of the Board of Directors each quarter.

On January 2, 2019, the Company’s Board of Directors approved a share repurchase program authorizing the Company to repurchase from time to time up to $100.0 million of its outstanding shares of Common Stock. Repurchases made under the program, if any, will be made in either the open market or in privately negotiated transactions. The timing, manner, price and amount of any repurchases will depend on a variety of factors, including economic and market conditions, the Company stock price, corporate liquidity requirements and priorities, applicable legal requirements and other factors. The share repurchase program will be funded using the Company’s available cash or capacity under its Credit Agreement and may be suspended or discontinued at any time. As of February 29, 2020, the Company had repurchased a total of 268,250 shares for an average price per share of $166.71 under the share repurchase program. During the thirteen and twenty-six weeks ended February 29, 2020, the Company repurchased 20,500 and 71,100 shares for an average price per share of $206.34 and $199.77, respectively.

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

UniFirst Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The following table presents the operating lease cost and information related to the operating lease right-of-use assets, net and operating lease liabilities for the twenty-six weeks ended February 29, 2020:

(In thousands, except lease term and discount rate)
Lease cost
Operating lease costs including short-term lease expense and variable lease costs, which were immaterial in the period	$9,136

Operating cash flow impacts
Cash paid for amounts included in the measurement of operating lease liabilities	$6,510
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	$4,398
Weighted-average remaining lease term - operating leases	4.6
Weighted-average discount rate - operating leases	2.86%

The contractual future minimum lease payments of the Company's operating lease liabilities by fiscal year are as follows as of February 29, 2020:

(In thousands, except per share data)
2020 (remaining six months)	$6,625
2021	12,647
2022	9,399
2023	7,063
2024	4,804
Thereafter	7,010
Total payments	47,548
Less interest	(2,817)
Total present value of lease payments	$44,731

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and any documents incorporated by reference may contain forward-looking statements within the meaning of the federal securities laws. Forward-looking statements contained in this Quarterly Report on Form 10-Q and any documents incorporated by reference are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words such as “estimates,” “anticipates,” “projects,” “plans,” “expects,” “intends,” “believes,” “seeks,” “could,” “should,” “may,” “will,” “strategy,” “objective,” “assume,” “strive,” or the negative versions thereof, and similar expressions and by the context in which they are used. Such forward-looking statements are based upon our current expectations and speak only as of the date made. Such statements are highly dependent upon a variety of risks, uncertainties and other important factors that could cause actual results to differ materially from those reflected in such forward-looking statements. Such factors include, but are not limited to, uncertainties caused by adverse economic conditions, including, without limitation, as a result of extraordinary events or circumstances such as the COVID-19 pandemic, and their impact on our customers’ businesses and workforce levels, disruptions of our business and operations, including limitations on, or closures of, our facilities, or the business and operations of our customers or suppliers in connection with extraordinary events or circumstances such as the COVID-19 pandemic, uncertainties regarding our ability to consummate and successfully integrate acquired businesses, uncertainties regarding any existing or newly-discovered expenses and liabilities related to environmental compliance and remediation, any adverse outcome of pending or future contingencies or claims, our ability to compete successfully without any significant degradation in our margin rates, seasonal and quarterly fluctuations in business levels, our ability to preserve positive labor relationships and avoid becoming the target of corporate labor unionization campaigns that could disrupt our business, the effect of currency fluctuations on our results of operations and financial condition, our dependence on third parties to supply us with raw materials, which such supply could be severely disrupted as a result of extraordinary events or circumstances such as the COVID-19 pandemic, any loss of key management or other personnel, increased costs as a result of any changes in federal or state laws, rules and regulations or governmental interpretation of such laws, rules and regulations, uncertainties regarding the price levels of natural gas, electricity, fuel and labor, the negative effect on our business from sharply depressed oil and natural gas prices, including, without limitation, as a result of extraordinary events or circumstances such as the COVID-19 pandemic, the continuing increase in domestic healthcare costs, increased workers’ compensation claim costs, increased healthcare claim costs, including as a result of extraordinary events or circumstances such as the COVID-19 pandemic, our ability to retain and grow our customer base, demand and prices for our products and services, fluctuations in our Specialty Garments business, instability in Mexico and Nicaragua where our principal garment manufacturing plants are located, our ability to properly and efficiently design, construct, implement and operate a new customer relationship management (“CRM”) computer system, interruptions or failures of our information technology systems, including as a result of cyber-attacks, additional professional and internal costs necessary for compliance with any changes in Securities and Exchange Commission, New York Stock Exchange and accounting rules, strikes and unemployment levels, our efforts to evaluate and potentially reduce internal costs, economic and other developments associated with the war on terrorism and its impact on the economy, the impact of foreign trade policies and tariffs or other impositions on imported goods on our business, results of operations and financial condition, general economic conditions, our ability to successfully implement our business strategies and processes, including our capital allocation strategies and the other factors described under “Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended August 31, 2019 and in our other filings with the Securities and Exchange Commission, including, without limitation, under “Item 1A. Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. We undertake no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made.

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

COVID-19 Assessment

An outbreak of a novel strain of coronavirus (COVID-19) has occurred in a number of countries, including the United States, Canada and the European countries in which we operate.  Developments have been occurring rapidly with respect to the spread of COVID-19 and its impact on human health and businesses.  New and changing government actions to address the COVID-19 pandemic have been occurring on a daily basis. We have been closely monitoring the COVID-19 pandemic and its impacts and potential impacts on our business.  However, because developments with respect to the spread of COVID-19 and its impacts have been occurring so rapidly and because of the unprecedented nature of the pandemic, we are unable to predict the extent and duration of the adverse financial impact of COVID-19 on our business, financial condition and results of operations.

National, state and local governments have responded to the COVID-19 pandemic in a variety of ways, including, without limitation, by declaring states of emergency, restricting people from gathering in groups or interacting within a certain physical distance (i.e., social distancing), and in certain cases, ordering businesses to close or limit operations or people to stay at home. Although we have been permitted to continue to operate in all of the jurisdictions in which we operate, including in jurisdictions that have mandated the closure of certain businesses and we expect to be permitted to continue to operate under any orders or other restrictions imposed by any government authorities in the future, there is no assurance that we will be permitted to operate under every future government order or other restriction and in every location.  If we were to be subject to government orders or other restrictions on the operation of our business, we may be required to limit our operations at, or close, certain locations in the future.  Any such limitations or closures could have a material adverse impact on our ability to service our customers and on our business, financial condition and results of operations.  In particular, any limitations on, or closures of, our manufacturing facilities in Mexico or Nicaragua, or our distribution center in Owensboro, Kentucky, could have a material adverse impact on our ability to manufacture products and service customers and could have a material adverse impact on our business, financial condition and results of operations.

The COVID-19 pandemic has caused certain disruptions to our business and operations and could cause material disruptions to our business and operations in the future as a result of, among other things, quarantines, worker illness, worker absenteeism as a result of illness or other factors, social distancing measures and other travel, health-related, business or other restrictions. For similar reasons, the COVID-19 pandemic has also adversely impacted, and may continue to adversely impact, our suppliers and their manufacturers.  Depending on the extent and duration of all of the above-described effects on our business and operations and the business and operations of our suppliers, our costs could increase, including our costs to address the health and safety of personnel, our ability to obtain products or services from suppliers may be adversely impacted, our ability to service certain customers could be adversely impacted and, as a result, our business, financial condition and results of operations could be materially adversely affected.  In addition, depending on the extent and duration of the COVID-19 pandemic, we may be subject to significant increases in healthcare costs in the event that a significant number of our personnel become infected with COVID-19 and require medical treatment. As a result, any significant increases in healthcare costs as a result of COVID-19 or otherwise could have a material adverse impact on our business, financial condition and results of operations.

In addition, the COVID-19 pandemic has caused, and may in the future continue to cause, disruptions, and in some cases severe disruptions, to the business and operations of our customers as a result of quarantines, worker absenteeism as a result of illness or other factors, social distancing measures and other travel, health-related, business or other restrictions.  Certain of our customers have been, and may in the future be, required to close down or operate at a lower capacity, which has, as a result, adversely impacted our business, may continue to adversely impact our business and may in the future materially adversely affect our business, financial condition and results of operations. There can be no assurance that any decrease in sales resulting from the COVID-19 pandemic will be offset by increased sales in the future.

The COVID-19 pandemic has also resulted in material adverse economic conditions that are impacting, and may continue to impact, our business and the businesses of our suppliers and customers.  Some analysts have predicted that such material adverse economic conditions may result in a severe economic recession.  Although the extent and duration of the impact of the COVID-19 pandemic on our business and operations and the business and operations of our customers remain uncertain, the continued spread of COVID-19, the imposition of related public health measures and travel, health-related, business and other restrictions and the resulting materially adverse economic conditions may materially adversely impact our business, financial condition, results of operations and cash flows.

We remain focused on the safety and well-being of our team partners and on the service of our customers.  We will continuously review and assess the rapidly-changing COVID-19 pandemic and its impacts on our customers, our suppliers and our business so that we can seek to address the impacts on our business and service our customers.  As of February 29, 2020, our cash, cash equivalents, and short-term investments were $395.3 million, and we had access to $179.2 million of borrowing capacity under our $250 million unsecured revolving credit facility, which we believe will help us manage the impacts of the COVID-19 pandemic on our business and address related liquidity needs.

Please see “Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q for an additional discussion of risks and potential risks of the COVID-19 pandemic on our business, financial condition and results of operations.

Results of Operations

The following table presents certain selected financial data, including the percentage of revenues represented by each item, for the thirteen and twenty-six weeks ended February 29, 2020 and February 23, 2019.

	Thirteen weeks ended					Twenty-six weeks ended
(In thousands, except percentages)	February 29, 2020	% of Revenues	February 23, 2019	% of Revenues	% Change	February 29, 2020	% of Revenues	February 23, 2019	% of Revenues	% Change
Revenues	$464,600	100.0%	$437,485	100.0%	6.2%	$929,998	100.0%	$876,035	100.0%	6.2%
Operating expenses:
Cost of revenues (1)	301,422	64.9	281,672	64.4	7.0	590,738	63.5	558,721	63.8	5.7
Selling and administrative expenses (1)	93,080	20.0	68,321	15.6	36.2	183,608	19.7	154,280	17.6	19.0
Depreciation and amortization	25,971	5.6	25,046	5.7	3.7	51,430	5.5	50,162	5.7	2.5
Total operating expenses	420,473	90.5	375,039	85.7	12.1	825,776	88.8	763,163	87.1	8.2
Operating income	44,127	9.5	62,446	14.3	(29.3)	104,222	11.2	112,872	12.9	(7.7)
Other income, net	(1,636)	(0.4)	(949)	(0.2)	72.4	(3,469)	(0.4)	(2,482)	(0.3)	39.8
Income before income taxes	45,763	9.8	63,395	14.5	(27.8)	107,691	11.6	115,354	13.2	(6.6)
Provision for income taxes	11,083	2.4	15,789	3.6	(29.8)	24,769	2.7	29,428	3.4	(15.8)
Net income	$34,680	7.5%	$47,606	10.9%	(27.2)%	$82,922	8.9%	$85,926	9.8%	(3.5)%

(1)	Exclusive of depreciation on our property, plant and equipment and amortization on our intangible assets.

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

We have a substantial number of plants and conduct a significant portion of our business in energy producing regions in the U.S. and Canada. In general, we are relatively more dependent on business in these regions than are many of our competitors. For example, the dramatic decrease in oil prices beginning in 2014 directly affected our customers in the oil industry as they curtailed their level of operations, which had a corresponding effect on our customers in businesses which service or supply the oil industry as well as our customers in unrelated businesses located in areas which had benefited from the economic expansion generated by the robust growth driven by the higher oil prices in prior years. As a result, our organic growth in periods following this dramatic decrease in oil prices was negatively impacted by elevated headcount reductions in our wearer base as well as increased lost accounts. Recent trends indicate that the precipitous decline in energy prices will have a significant negative impact on wearer levels at existing customers in our North American energy-dependent markets. Our operating results are also directly impacted by the costs of the gasoline used to fuel our vehicles and the natural gas used to operate our plants. While it is difficult to quantify the positive and negative impacts on our financial results from changes in energy prices, we believe that the significant decrease in oil and natural gas prices we are currently experiencing will have an overall negative impact on the business.

Our results of operations may also be adversely impacted by the decline in the Canadian exchange rate.

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

On January 2, 2019, our Board of Directors approved a share repurchase program authorizing the Company to repurchase from time to time up to $100.0 million of its outstanding shares of Common Stock. Repurchases made under the program, if any, will be made in either the open market or in privately negotiated transactions. The timing, manner, price and amount of any repurchases will depend on a variety of factors, including economic and market conditions, the Company stock price, corporate liquidity requirements and priorities, applicable legal requirements and other factors. The share repurchase program will be funded using the Company’s available cash or capacity under its credit agreement and may be suspended or discontinued at any time. As of February 29, 2020, the Company had repurchased a total of 268,250 shares for an average price per share of $166.71 under the share repurchase program.

During the thirteen and twenty-six weeks ended February 29, 2020, the Company repurchased 20,500 and 71,100 shares for an average price per share of $206.34 and $199.77 respectively. During the thirteen and twenty-six weeks ended February 23, 2019, the Company repurchased 45,000 shares for an average price per share of $139.57.

During fiscal 2017, we recorded a pre-tax non-cash impairment charge of $55.8 million once it was determined that it was not probable that the version of the CRM system that was being developed would be completed and placed into service. On December 28,

2018, we entered into a settlement agreement with our lead contractor for the version of the CRM system with respect to which we recorded the impairment charge. As part of the settlement agreement, we recorded in the thirteen weeks ended February 23, 2019 a total gain of $21.1 million as a reduction of selling and administrative expenses, which includes our receipt of a one-time cash payment in the amount of $13.0 million as well as the forgiveness of amounts previously due the contractor. We also received hardware and related maintenance service with a fair value of $0.8 million as part of the settlement.

In our fourth fiscal quarter of 2018, we initiated a multiyear CRM project to further develop, implement and deploy a third-party application we licensed. This new solution is intended to improve functionality, capability and information flow as well as increase automation in servicing our customers. As of February 29, 2020, we have capitalized $17.3 million related to our new CRM project.

Thirteen weeks ended February 29, 2020 compared with thirteen weeks ended February 23, 2019

Revenues

(In thousands, except percentages)	February 29, 2020	February 23, 2019	Dollar Change	Percent Change
Core Laundry Operations	$412,192	$394,408	$17,784	4.5%
Specialty Garments	35,980	29,745	6,235	21.0%
First Aid	16,428	13,332	3,096	23.2%
Consolidated total	$464,600	$437,485	$27,115	6.2%

The increase in our consolidated revenues was due primarily to growth in our Core Laundry Operations. Excluding the effect of foreign exchange, which favorably impacted our growth by 0.1%, organic growth for our Core Laundry Operations was 3.6% and growth due to acquisitions was 0.8%. Organic growth consists primarily of new sales, price increases, and net changes in the wearer levels at our existing customers, offset by lost accounts. During the second quarter of fiscal 2020, our organic growth rate benefited from net strong new accounts sales as well as reduced lost accounts during fiscal 2019.

Specialty Garments’ results are often affected by seasonality and the timing and length of its customers’ power reactor outages as well as its project-based activities. The increase in Specialty Garments revenue was due primarily to increased direct sales activity in the US and Canada nuclear operations as well as strong performance in our cleanroom and European nuclear operations.

The increase in First Aid revenues was due primarily to the strong performance in our wholesale distribution business as well as our initiative to expand our First Aid van business into new geographies.

Cost of Revenues

(In thousands, except percentages)	February 29, 2020	February 23, 2019	Dollar Change	Percent Change
Cost of revenues	$301,422	$281,672	$19,750	7.0%
% of Revenues	64.9%	64.4%

Our Core Laundry Operations cost of revenues as a percentage of revenues increased in the thirteen weeks ended February 29, 2020 as compared to the prior year comparable period due primarily to higher production and service payroll and other costs as a percentage of revenues.  These increases were partially offset by lower energy costs.

Our Specialty Garments cost of revenues as a percentage of revenues decreased in the thirteen weeks ended February 29, 2020 as compared to the prior year comparable period. The decrease in cost of revenues as a percentage of revenues was due primarily to increased gross profit from increased direct sales activity in the thirteen weeks ended February 29, 2020.

Selling and Administrative Expenses

(In thousands, except percentages)	February 29, 2020	February 23, 2019	Dollar Change	Percent Change
Selling and administrative expenses	$93,080	$68,321	$24,759	36.2%
% of Revenues	20.0%	15.6%

Our selling and administrative costs increased in the thirteen weeks ended February 29, 2020 as compared to the prior year comparable period. The increase was due primarily to a gain of $21.1 million in the thirteen weeks ended February 23, 2019 related to the settlement agreement with the lead contractor for the version of the CRM system with respect to which we recorded a $55.8 million impairment charge in fiscal 2017.

Depreciation and Amortization

(In thousands, except percentages)	February 29, 2020	February 23, 2019	Dollar Change	Percent Change
Depreciation and amortization	$25,971	$25,046	$925	3.7%
% of Revenues	5.6%	5.7%

Depreciation and amortization expense increased in the thirteen weeks ended February 29, 2020 as compared to the prior year comparable period due primarily to higher capital expenditures placed in service over the past several quarters. The increase in depreciation and amortization reflects the Company’s continued capital investments in the business.

Operating Income

For the thirteen weeks ended February 29, 2020 and February 23, 2019, changes in our revenues and costs as discussed above resulted in the following changes in our operating income and operating income margin:

(In thousands, except percentages)	February 29, 2020	February 23, 2019	Dollar Change	Percent Change
Core Laundry Operations	$38,357	$59,113	$(20,756)	(35.1)%
Specialty Garments	4,627	2,235	2,392	107.0%
First Aid	1,143	1,098	45	4.1%
Operating income	$44,127	$62,446	$(18,319)	(29.3)%
% of Revenues	9.5%	14.3%

Other Income, net

(In thousands, except percentages)	February 29, 2020	February 23, 2019	Dollar Change	Percent Change
Interest income, net	$(2,175)	$(2,009)	$(166)	8.3%
Other expense, net	539	1,060	(521)	(49.2)%
Total other income, net	$(1,636)	$(949)	$(687)	72.4%

The increase in other income, net during the thirteen weeks ended February 29, 2020 as compared to the prior year comparable period was due primarily to lower periodic pension costs.

Provision for Income Taxes

(In thousands, except percentages)	February 29, 2020	February 23, 2019	Dollar Change	Percent Change
Provision for income taxes	$11,083	$15,789	$(4,706)	(29.8)%
Effective income tax rate	24.2%	24.9%

The decrease in our effective tax rate for the thirteen weeks ended February 29, 2020 as compared to the prior year comparable period was due primarily to a $0.7 million discrete tax benefit related to stock option exercises.

Twenty-six weeks ended February 29, 2020 compared with twenty-six weeks ended February 23, 2019

Revenues

(In thousands, except percentages)	February 29, 2020	February 23, 2019	Dollar Change	Percent Change
Core Laundry Operations	$828,490	$784,885	$43,605	5.6%
Specialty Garments	69,382	64,193	5,189	8.1%
First Aid	32,126	26,957	5,169	19.2%
Consolidated total	$929,998	$876,035	$53,963	6.2%

The increase in our consolidated revenues was due primarily to growth in our Core Laundry Operations. Organic growth for our Core Laundry Operations was 4.8% and growth due to acquisitions was 0.8%. Organic growth consists primarily of new sales, price increases, and net changes in the wearer levels at our existing customers, offset by lost accounts. During the twenty-six weeks ended February 29, 2020, our organic growth rate benefited from net strong new accounts sales as well as reduced lost accounts during the twenty-six weeks ended February 23, 2019.

Specialty Garments’ results are often affected by seasonality and the timing and length of its customers’ power reactor outages as well as its project-based activities. The increase in Specialty Garments revenue was due primarily to increased direct sales activity in the U.S. and Canada nuclear operations as well as strong performance in our cleanroom operations.

The increase in First Aid revenues was due primarily to the strong performance in our wholesale distribution business as well as our initiative to expand our First Aid van business into new geographies.

Cost of Revenues

(In thousands, except percentages)	February 29, 2020	February 23, 2019	Dollar Change	Percent Change
Cost of revenues	$590,738	$558,721	$32,017	5.7%
% of Revenues	63.5%	63.8%

Our Core Laundry Operations cost of revenues as a percentage of revenues in the twenty-six weeks ended February 29, 2020 remained relatively consistent with the prior year comparable period.

Our Specialty Garments cost of revenues as a percentage of revenues decreased in the twenty-six weeks ended February 29, 2020 as compared to the prior year comparable period. The decrease in cost of revenues as a percentage of revenues was due primarily to increased gross profit from increased direct sales activity in the twenty-six weeks ended February 29, 2020.

Selling and Administrative Expenses

(In thousands, except percentages)	February 29, 2020	February 23, 2019	Dollar Change	Percent Change
Selling and administrative expenses	$183,608	$154,280	$29,328	19.0%
% of Revenues	19.7%	17.6%

Our selling and administrative costs increased in the twenty-six weeks ended February 29, 2020 as compared to the prior year comparable period. The increase was due primarily to a gain of $21.1 million in the twenty-six weeks ended February 23, 2019 related to the settlement agreement with the lead contractor for the version of the CRM system with respect to which we recorded a $55.8 million impairment charge in fiscal 2017. Also contributing to the increase was a gain of $3.0 million from the settlement of environmental litigation in the first quarter of fiscal 2019.

Depreciation and Amortization

(In thousands, except percentages)	February 29, 2020	February 23, 2019	Dollar Change	Percent Change
Depreciation and amortization	$51,430	$50,162	$1,268	2.5%
% of Revenues	5.5%	5.7%

Depreciation and amortization expense increased in the twenty-six weeks ended February 29, 2020 as compared to the prior year comparable period due primarily to higher capital expenditures placed in service over the past several quarters. The increase in depreciation and amortization reflects the Company’s continued capital investments in the business.

Operating Income

For the twenty-six weeks ended February 29, 2020 and February 23, 2019, changes in our revenues and costs as discussed above resulted in the following changes in our operating income and operating income margin:

(In thousands, except percentages)	February 29, 2020	February 23, 2019	Dollar Change	Percent Change
Core Laundry Operations	$92,165	$103,895	$(11,730)	(11.3)%
Specialty Garments	9,506	6,705	2,801	41.8%
First Aid	2,551	2,272	279	12.3%
Operating income	$104,222	$112,872	$(8,650)	(7.7)%
Operating income margin	11.2%	12.9%

Other Income, net

(In thousands, except percentages)	February 29, 2020	February 23, 2019	Dollar Change	Percent Change
Interest income, net	$(4,536)	$(3,714)	$(822)	22.1%
Other expense, net	1,067	1,232	(165)	(13.4)%
Total other income, net	$(3,469)	$(2,482)	$(987)	39.8%

The increase in other income, net during the twenty-six weeks ended February 29, 2020 as compared to the prior year comparable period was due primarily to higher interest income from greater amounts of cash invested.

Provision for Income Taxes

(In thousands, except percentages)	February 29, 2020	February 23, 2019	Dollar Change	Percent Change
Provision for income taxes	$24,769	$29,428	$(4,659)	(15.8)%
Effective income tax rate	23.0%	25.5%

The decrease in our effective tax rate for the twenty-six weeks ended February 29, 2020 as compared to the prior year comparable period was due primarily to a $1.3 million benefit as a result of the relief of certain tax reserves and a $1.4 million discrete tax benefit related to stock option exercises.

Liquidity and Capital Resources

General

Cash, cash equivalents and short-term investments totaled $395.3 million as of February 29, 2020, an increase of $60.0 million from February 23, 2019 when the amount totaled $335.3 million. We generated $136.9 million and $128.7 million in cash from operating activities in the twenty-six weeks ended February 29, 2020 and February 23, 2019, respectively.

Pursuant to a share repurchase program approved by our Board of Directors on January 2, 2019, we repurchased 71,100 shares of our Common Stock for an aggregate of approximately $14.2 million during the twenty-six weeks ended February 29, 2020.

We believe, although there can be no assurance, that our current cash, cash equivalents and short-term investments balances, our cash generated from future operations and amounts available under our Credit Agreement (defined below) will be sufficient to meet our current anticipated working capital and capital expenditure requirements for at least the next 12 months and will help us manage the impacts of the COVID-19 pandemic on our business and address related liquidity needs.

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

Sources and uses of cash flows for the twenty-six weeks ended February 29, 2020 and February 23, 2019, respectively, are summarized as follows:

(In thousands, except percentages)	February 29, 2020	February 23, 2019	Percent Change
Net cash provided by operating activities	$136,869	$128,660	6.4%
Net cash used in investing activities	(103,056)	(52,026)	98.1%
Net cash used in financing activities	(24,018)	(11,488)	109.1%
Effect of exchange rate changes	187	(336)	(155.7)%
Net increase (decrease) in cash, cash equivalents and short-term investments	$9,982	$64,810	(84.6)%

Cash Provided by Operating Activities

The increase in cash provided by operating activities was due primarily to lower expenditures on inventories and rental merchandise in services in the twenty-six weeks ended February 29, 2020 as compared to the prior year comparable period.  Also contributing to the increase was the one-time bonus paid to our employees during the first quarter of fiscal 2019.  These increases were partially offset by cash received of $13.0 million in the second quarter of fiscal 2019 from the settlement agreement with the lead contractor for the version of the CRM system with respect to which we recorded a $55.8 million impairment charge in fiscal 2017. Also partially offsetting the increases was $3.0 million from the settlement of environmental litigation in the first quarter of fiscal 2019.

Cash Used in Investing Activities

The net increase in cash used in investing activities was due primarily to the acquisition of a Missouri-based industrial laundry business, which was completed in September 2019 for $38.8 million, using available cash on hand. Also contributing to the increase was an increase in capital expenditures of $10.1 million in the twenty-six weeks ended February 29, 2020 as compared to the prior year comparable period.

Cash Used in Financing Activities

The increase in cash used in financing activities was due primarily to our repurchase of an additional amount of approximately $7.9 million of Common Stock under our share repurchase program during the twenty-six weeks ended February 29, 2020 as compared to the same period in the prior year. Also contributing to the increase was an increase in dividends paid of $2.5 million in the twenty-six weeks ended February 29, 2020 as compared to the prior year comparable period.

Long-Term Debt and Borrowing Capacity

We have a $250 million unsecured revolving credit agreement (the “Credit Agreement”) with a syndicate of banks, which matures on April 11, 2021. Under the Credit Agreement, we are able to borrow funds at variable interest rates based on, at our election, the Eurodollar rate or a base rate, plus in each case a spread based on our consolidated funded debt ratio. Availability of credit requires compliance with certain financial and other covenants, including a maximum consolidated funded debt ratio and minimum consolidated interest coverage ratio as defined in the Credit Agreement. We test our compliance with these financial covenants on a fiscal quarterly basis. As of February 29, 2020, the interest rates applicable to our borrowings under the Credit Agreement would be calculated as LIBOR plus 75 basis points at the time of the respective borrowing. As of February 29, 2020, we had no outstanding borrowings and had outstanding letters of credit amounting to $70.8 million, leaving $179.2 million available for borrowing under the Credit Agreement.

As of February 29, 2020, we were in compliance with all covenants under the Credit Agreement.

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

As of February 29, 2020, we had forward contracts with a notional value of approximately $7.1 million CAD outstanding and recorded the fair value of the contracts of $0.1 million in other long-term assets and $0.2 million in prepaid expenses and other current assets with a corresponding decrease in accumulated other comprehensive loss of $0.2 million, which was recorded net of tax. During the twenty-six weeks ended February 29, 2020, we reclassified a nominal value and $0.1 million, respectively from accumulated other comprehensive income to revenue, related to the derivative financial instruments. The gain on these forward contracts that results in decrease to accumulated other comprehensive loss as of February 29, 2020 is expected to be reclassified to revenues prior to its maturity on February 25, 2022.

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

We have accrued certain costs related to the sites described above as it has been determined that the costs are probable and can be reasonably estimated. We have potential exposure related to a parcel of land (the “Central Area”) related to the Woburn, Massachusetts site mentioned above. Currently, the consent decree for the Woburn site does not define or require any remediation work in the Central Area. The United States Environmental Protection Agency (the “EPA”) has provided us and other signatories to the consent decree with comments on the design and implementation of groundwater and soil remedies at the Woburn site and investigation of environmental conditions in the Central Area. We, and other signatories, have implemented and proposed to do additional work at the Woburn site but many of the EPA’s comments remain to be resolved. We have accrued costs to perform certain work responsive to the EPA’s comments. Additionally, we have implemented mitigation measures and continue to monitor environmental conditions at the Somerville, Massachusetts site. We have received and responded to a notice of audit findings from the Massachusetts Department of Environmental Protection concerning a regulatory submittal that we made in 2009 for a portion of the site. We have received demands from the local transit authority for reimbursement of certain costs associated with its construction of a new municipal transit station in the area of the Somerville site. This station is part of an ongoing extension of the transit system. We have reserved for costs in connection with this matter; however, in light of the uncertainties associated with this matter, these costs and the related reserve may change.

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

There is usually a range of reasonable estimates of the costs associated with each site. In accordance with U.S. GAAP, our accruals represent the amount within the range that we believe is the best estimate or the low end of a range of estimates if no point within the range is a better estimate. When we believe that both the amount of a particular liability and the timing of the payments are reliably determinable, we adjust the cost in current dollars using a rate of 3% for inflation until the time of expected payment and discount the cost to present value using current risk-free interest rates. As of February 29, 2020, the risk-free interest rates we utilized ranged from 1.1% to 1.7%.

For environmental liabilities that have been discounted, we include interest accretion, based on the effective interest method, in selling and administrative expenses on the Consolidated Statements of Income. The changes to the amounts of our environmental liabilities for the twenty-six weeks ended February 29, 2020 were as follows (in thousands):

February 29, 2020
Beginning balance as of August 31, 2019	$27,718
Revisions in estimates	1,200
Costs incurred for which reserves have been provided	(627)
Insurance proceeds	62
Interest accretion	269
Changes in discount rates	781
Balance as of February 29, 2020	$29,403

Anticipated payments and insurance proceeds relating to currently identified environmental remediation liabilities as of February 29, 2020, for the next five fiscal years and thereafter, as measured in current dollars, are reflected below.

(In thousands)	2020	2021	2022	2023	2024	Thereafter	Total
Estimated costs – current dollars	$10,518	$2,186	$1,353	$1,091	$1,058	$12,032	$28,238
Estimated insurance proceeds	(97)	(173)	(159)	(173)	(159)	(693)	(1,454)
Net anticipated costs	$10,421	$2,013	$1,194	$918	$899	$11,339	$26,784
Effect of inflation							7,522
Effect of discounting							(4,903)
Balance as of February 29, 2020							$29,403

Estimated insurance proceeds are primarily received from an annuity received as part of our legal settlement with an insurance company. Annual proceeds of approximately $0.3 million are deposited into an escrow account which funds remediation and monitoring costs for two sites related to our former operations in Williamstown, Vermont. Annual proceeds received but not expended in the current year accumulate in this account and may be used in future years for costs related to this site through the year 2027. As of February 29, 2020, the balance in this escrow account, which is held in a trust and is not recorded in our Consolidated Balance Sheet, was approximately $4.2 million. Also included in estimated insurance proceeds are amounts we are entitled to receive pursuant to legal settlements as reimbursements from three insurance companies for estimated costs at the site in Uvalde, Texas.

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

Off-Balance Sheet Arrangements

As of February 29, 2020, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Securities and Exchange Commission Regulation S-K.

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

Contractual Obligations and Other Commercial Commitments

As of February 29, 2020, there were no material changes to our contractual obligations that were disclosed in our Annual Report on Form 10-K for the year ended August 31, 2019.

Recent Accounting Pronouncements

See Note 2, “Recent Accounting Pronouncements” to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for more information on recently implemented and issued accounting standards.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

We have determined that all of our foreign subsidiaries operate primarily in local currencies that represent the functional currencies of such subsidiaries. All assets and liabilities of our foreign subsidiaries are translated into U.S. dollars using the exchange rate prevailing at the balance sheet date. The effects of exchange rate fluctuations on the translation of assets and liabilities are recorded as a component of shareholders’ equity. Revenues and expenses are translated at the average exchange rates in effect during each month of the fiscal year. As such, our financial condition and operating results are affected by fluctuations in the value of the U.S. dollar as compared to currencies in foreign countries. Revenues denominated in currencies other than the U.S. dollar represented approximately 8.1% and 7.9% of total consolidated revenues for the thirteen and twenty-six weeks ended February 29, 2020, respectively. Total assets denominated in currencies other than the U.S. dollar represented approximately 6.9% of total consolidated assets as of February 29, 2020 and August 31, 2019, respectively. If exchange rates had increased or decreased by 10% from the actual rates in effect during the thirteen and twenty-six weeks ended February 29, 2020, our revenues would have increased or decreased by approximately $3.7 million and $7.3 million respectively, and total assets as of February 29, 2020 would have increased or decreased by approximately $14.8 million.

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

As of February 29, 2020, we had forward contracts with a notional value of approximately $7.1 million CAD outstanding and recorded the fair value of the contracts of $0.1 million in other long-term assets and $0.2 million in prepaid expenses and other current assets with a corresponding decrease in accumulated other comprehensive loss of $0.2 million, which was recorded net of tax. During the twenty-six weeks ended February 29, 2020, we reclassified a nominal value and $0.1 million, respectively from accumulated other comprehensive income to revenue, related to the derivative financial instruments. The gain on these forward contracts that results in a decrease to accumulated other comprehensive loss as of February 29, 2020 is expected to be reclassified to revenues prior to its maturity on February 25, 2022.

Other than the forward contracts, discussed above, we do not operate a hedging program to mitigate the effect of a significant change in the value of the functional currencies of our foreign subsidiaries, which include the Canadian dollar, euro, British pound, Mexican peso and Nicaraguan cordoba, as compared to the U.S. dollar. Any losses or gains resulting from unhedged foreign currency transactions, including exchange rate fluctuations on intercompany accounts are reported as transaction losses (gains) in our other income, net. The intercompany payables and receivables are denominated in Canadian dollars, euros, British pounds, Mexican pesos and Nicaraguan cordobas. During the thirteen and twenty-six weeks ended February 29, 2020, transaction losses of $0.2 million were included in other income. If exchange rates had increased or decreased by 10% during the thirteen and twenty-six weeks ended February 29, 2020, we would have recognized exchange gains or losses of approximately $0.3 million and $0.5 million, respectively.

Please see “Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q for an additional discussion of risks and potential risks of the COVID-19 pandemic on our business, financial performance and the market price of our Common Stock.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter of fiscal year 2020 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended August 31, 2019, which could materially affect our business, financial condition, and future results. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and operating results. Except to the extent previously updated or to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors (including, without limitation, the matters discussed in Part I, Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations”), there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended August 31, 2019, except as follows:

The COVID-19 pandemic and resulting adverse economic conditions have already adversely impacted our business and could have a more material adverse impact on our business, financial condition and results of operations.

An outbreak of a novel strain of coronavirus (COVID-19) has occurred in a number of countries, including the United States, Canada and the European countries in which we operate.  National, state and local governments have responded to the COVID-19 pandemic in a variety of ways, including, without limitation, by declaring states of emergency, restricting people from gathering in groups or interacting within a certain physical distance (i.e., social distancing), and in certain cases, ordering businesses to close or limit operations or people to stay at home. Although we have been  permitted to continue to operate in all of the jurisdictions in which we operate, including in jurisdictions that have mandated the closure of certain businesses and we expect to be permitted to continue to be permitted to operate under any orders or other restrictions imposed by any government authorities in the future, there is no assurance that we will be permitted to operate under every future government order or other restriction and in every location.  If we were to be subject to government orders or other restrictions on the operation of our business, we may be required to limit our operations at, or close, certain locations in the future.  Any such limitations or closures could have a material adverse impact on our ability to service our customers and on our business, financial condition and results of operations.  In particular, any limitations on, or closures of, our manufacturing facilities in Mexico or Nicaragua, or our distribution center in Owensboro, Kentucky, could have a material adverse impact on our ability to manufacture products and service customers and could have a material adverse impact on our business, financial condition and results of operations.

The COVID-19 pandemic has caused certain disruptions to our business and operations and could cause material disruptions to our business and operations in the future as a result of, among other things, quarantines, worker absenteeism as a result of illness or other factors, social distancing measures and other travel, health-related, business or other restrictions. For similar reasons, the COVID-19 pandemic has also adversely impacted, and may continue to adversely impact, our suppliers and their manufacturers.  Depending on the extent and duration of all of the above-described effects on our business and operations and the business and operations of our suppliers, our costs could increase, including our costs to address the health and safety of personnel, our ability to obtain products or services from suppliers may be adversely impacted, our ability to service certain customers could be adversely impacted and, as a result, our business, financial condition and results of operations could be materially adversely affected.  In addition, depending on the extent and duration of the COVID-19 pandemic, we may be subject to significant increases in healthcare costs in the event that a significant number of our personnel become infected with COVID-19 and require medical treatment. As a result, any significant increases in healthcare claim costs as a result of COVID-19 or otherwise could have a material adverse impact on our business, financial condition and results of operations.

In addition, the COVID-19 pandemic has caused, and may in the future continue to cause, disruptions, and in some cases severe disruptions, to the business and operations of our customers as a result of quarantines, worker absenteeism as a result of illness or other factors, social distancing measures and other travel, health-related, business or other restrictions.  Certain of our customers have been, and may in the future be, required to close down or operate at a lower capacity, which has, as a result, adversely impacted our business and may in the future materially adversely affect our business, financial condition and results of operations. There can be no assurance that any decrease in sales resulting from the COVID-19 pandemic will be offset by increased sales in the future.

The COVID-19 pandemic has also resulted in material adverse economic conditions that are impacting, and may continue to impact, our business and the businesses of our suppliers and customers.  Some analysts have predicted that such material adverse economic conditions may result in a severe economic recession.  Although the extent and duration of the impact of the COVID-19 pandemic on our business and operations and the business and operations of our customers remain uncertain, the continued spread of COVID-19, the imposition of related public health measures and travel, health-related, business and other restrictions and the resulting materially adverse economic conditions may materially adversely impact our business, financial condition, results of operations and cash flows. The COVID-19 pandemic has also resulted in severe disruption and volatility in the financial markets, and the market price of our Common Stock on the New York Stock Exchange (“NYSE”) has declined dramatically.  Depending on the extent and duration of the COVID-19 pandemic, the price of our Common Stock on the NYSE may continue to experience volatility and declines.

As a result of our significant presence in energy producing regions, a prolonged drop in energy prices could negatively impact our financial results.

We have a substantial number of plants and conduct a significant portion of our business in energy producing regions in the U.S. and Canada. In general, we are relatively more dependent on business in these regions than are many of our competitors. For example, the dramatic decrease in oil prices beginning in 2014 directly affected our customers in the oil industry as they curtailed their level of operations, which had a corresponding effect on our customers in businesses which service or supply the oil industry as well as our customers in unrelated businesses located in areas which had benefited from the economic expansion generated by the robust growth driven by the higher oil prices in prior years. As a result, our organic growth in periods following this dramatic decrease in oil prices was negatively impacted by elevated headcount reductions in our wearer base as well as increased lost accounts.  Recent trends indicate that the precipitous decline in energy prices will have a significant impact on wearer levels at existing customers in our North American energy-dependent markets. Our operating results are also directly impacted by the costs of the gasoline used to fuel our vehicles and the natural gas used to operate our plants. While it is difficult to quantify the positive and negative impacts on our financial results from changes in energy prices, we believe that the significant decrease in oil and natural gas prices that we are currently experiencing will have an overall negative impact on our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about repurchases of our equity securities during the thirteen weeks ended February 29, 2020:

	(a) Total Number of Shares of Stock Purchased(1)	(b) Average Price Paid per Share(1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs(1)
December 1, 2019 - December 28, 2019	9,500	$207.53	9,500	$57,538,869
December 29, 2019 - January 25, 2020	8,000	$207.60	8,000	$55,878,052
January 26, 2020 - February 29, 2020	3,000	$199.18	3,000	$55,280,501
	20,500	$206.34	20,500

(1)

On January 2, 2019, our Board of Directors approved a share repurchase program authorizing the Company to repurchase from time to time up to $100.0 million of our outstanding shares of common stock. Repurchases made under the program, if any, will be made in either the open market or in privately negotiated transactions. The timing, manner, price and amount of any repurchases will depend on a variety of factors, including economic and market conditions, the Company stock price, corporate liquidity requirements and priorities, applicable legal requirements and other factors. The share repurchase program has been funded using our available cash or capacity under our Credit Agreement and may be suspended or discontinued at any time.

In the thirteen weeks ended February 29, 2020, we repurchased 20,500 shares for an average price per share of $206.34.

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

UniFirst Corporation

April 6, 2020	By:	/s/ Steven S. Sintros
Steven S. Sintros
President and Chief Executive Officer

April 6, 2020	By:	/s/ Shane O’Connor
Shane O’Connor
Senior Vice President and Chief Financial Officer