Form 10-Q
period 2020-05-30
UNIFIRST CORP
filed 2020-07-09
CIK 717954

United States

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 30, 2020

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

The number of outstanding shares of UniFirst Corporation Common Stock and Class B Common Stock at July 2, 2020 were 15,248,511 and 3,643,009, respectively.

UniFirst Corporation

Quarterly Report on Form 10-Q

For the Quarter ended May 30, 2020

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Statements of Income

UniFirst Corporation and Subsidiaries

(Unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
(In thousands, except per share data)	May 30, 2020	May 25, 2019	May 30, 2020	May 25, 2019
Revenues	$445,518	$453,720	$1,375,516	$1,329,755
Operating expenses:
Cost of revenues (1)	303,223	279,900	893,961	838,621
Selling and administrative expenses (1)	88,405	88,207	272,013	242,487
Depreciation and amortization	26,182	25,401	77,612	75,563
Total operating expenses	417,810	393,508	1,243,586	1,156,671

Operating income	27,708	60,212	131,930	173,084
Other (income) expense:
Interest income, net	(1,054)	(2,293)	(5,590)	(6,007)
Other expense, net	1,556	805	2,623	2,037
Total other income, net	502	(1,488)	(2,967)	(3,970)

Income before income taxes	27,206	61,700	134,897	177,054
Provision for income taxes	5,921	14,480	30,690	43,908
Net income	$21,285	$47,220	$104,207	$133,146
Income per share – Basic:
Common Stock	$1.17	$2.58	$5.73	$7.25
Class B Common Stock	$0.94	$2.06	$4.58	$5.80
Income per share – Diluted:
Common Stock	$1.12	$2.46	$5.46	$6.93
Income allocated to – Basic:
Common Stock	$17,871	$39,563	$87,519	$111,626
Class B Common Stock	$3,414	$7,657	$16,688	$21,520
Income allocated to – Diluted:
Common Stock	$21,285	$47,220	$104,207	$133,146
Weighted average shares outstanding – Basic:
Common Stock	15,255	15,341	15,285	15,400
Class B Common Stock	3,643	3,710	3,643	3,710
Weighted average shares outstanding – Diluted:
Common Stock	18,995	19,168	19,074	19,220

(1)	Exclusive of depreciation on the Company’s property, plant and equipment and amortization on its intangible assets.

The accompanying notes are an integral part of these

Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income

UniFirst Corporation and Subsidiaries

(Unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
(In thousands)	May 30, 2020	May 25, 2019	May 30, 2020	May 25, 2019
Net income	$21,285	$47,220	$104,207	$133,146
Other comprehensive income (loss):
Foreign currency translation adjustments	(3,835)	(2,649)	(3,615)	(3,513)
Pension benefit liabilities	—	—	350	—
Change in fair value of derivatives, net of income taxes	79	184	156	277
Derivative financial instruments reclassified to earnings	(47)	(46)	(107)	(122)
Other comprehensive income (loss)	(3,803)	(2,511)	(3,216)	(3,358)
Comprehensive income	$17,482	$44,709	$100,991	$129,788

The accompanying notes are an integral part of these

Consolidated Financial Statements.

Consolidated Balance Sheets

UniFirst Corporation and Subsidiaries

(Unaudited)

(In thousands, except share and par value data)	May 30, 2020	August 31, 2019
Assets
Current assets:
Cash, cash equivalents and short-term investments	$421,253	$385,341
Receivables, less reserves of $17,611 and $9,935	200,110	203,457
Inventories	104,503	100,916
Rental merchandise in service	161,732	184,318
Prepaid taxes	1,713	4,060
Prepaid expenses and other current assets	36,201	35,699
Total current assets	925,512	913,791

Property, plant and equipment, net	584,299	574,509
Goodwill	424,588	401,178
Customer contracts, net	60,061	56,588
Other intangible assets, net	26,868	16,132
Deferred income taxes	458	448
Operating lease right-of-use assets, net	44,670	—
Other assets	86,817	84,674
Total assets	$2,153,273	$2,047,320

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$57,701	$77,918
Accrued liabilities	126,342	111,721
Accrued taxes	—	205
Operating lease liabilities, current	12,191	—
Total current liabilities	196,234	189,844

Accrued liabilities	119,608	117,074
Accrued and deferred income taxes	98,192	99,172
Operating lease liabilities	31,139	—

Total liabilities	445,173	406,090
Commitments and contingencies (Note 12)
Shareholders’ equity:
Preferred Stock, $1.00 par value; 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $0.10 par value; 30,000,000 shares authorized; 15,247,440 and 15,332,759 shares issued and outstanding as of May 30, 2020 and August 31, 2019, respectively	1,525	1,533
Class B Common Stock, $0.10 par value; 20,000,000 shares authorized; 3,643,009 shares issued and outstanding as of May 30, 2020 and August 31, 2019, respectively	364	364
Capital surplus	85,572	84,946
Retained earnings	1,657,543	1,588,075
Accumulated other comprehensive loss	(36,904)	(33,688)

Total shareholders’ equity	1,708,100	1,641,230

Total liabilities and shareholders’ equity	$2,153,273	$2,047,320

The accompanying notes are an integral part of these

Consolidated Financial Statements

Consolidated Statements of Shareholders’ Equity

UniFirst Corporation and Subsidiaries

(In thousands)	Common Shares	Class B Common Shares	Common Stock	Class B Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance, August 25, 2018	15,431	3,710	$1,543	$371	$82,973	$1,405,239	$(25,159)	$1,464,967
Net income	—	—	—	—	—	38,320	—	38,320
Change in fair value of derivatives	—	—	—	—	—	—	88	88
Foreign currency translation	—	—	—	—	—	—	(2,282)	(2,282)
Dividends declared Common Stock ($0.1125 per share)	—	—	—	—	—	(1,736)	—	(1,736)
Dividends declared Class B Common Stock ($0.0900 per share)	—	—	—	—	—	(334)	—	(334)
Share-based compensation, net (2)	—	—	—	—	1,042	—	—	1,042
Share-based awards exercised, net (1)	2	—	—	—	—	—	—	—
Cumulative effect of change in accounting principle, net	—	—	—	—	—	39,433	—	39,433
Balance, November 24, 2018	15,433	3,710	1,543	371	84,015	1,480,922	(27,353)	1,539,498
Net income	—	—	$—	$—	$—	$47,606	$—	$47,606
Change in fair value of derivatives	—	—	—	—	—	—	(71)	(71)
Foreign currency translation	—	—	—	—	—	—	1,418	1,418
Dividends declared Common Stock ($0.1125 per share)	—	—	—	—	—	(1,732)	—	(1,732)
Dividends declared Class B Common Stock ($0.0900 per share)	—	—	—	—	—	(334)	—	(334)
Share-based compensation, net (2)	—	—	—	—	659	—	—	659
Share-based awards exercised, net (1)	12	—	1	—	25	—	—	26
Repurchase of Common Stock	(45)	—	(4)	—	(245)	(6,031)	—	(6,280)
Balance, February 23, 2019	15,400	3,710	$1,540	$371	$84,454	$1,520,431	$(26,006)	$1,580,790
Net income	—	—	—	—	—	47,220	—	47,220
Change in fair value of derivatives	—	—	—	—	—	—	138	138
Foreign currency translation	—	—	—	—	—	—	(2,649)	(2,649)
Dividends declared Common Stock ($0.1125 per share)	—	—	—	—	—	(1,720)	—	(1,720)
Dividends declared Class B Common Stock ($0.0900 per share)	—	—	—	—	—	(334)	—	(334)
Share-based compensation, net (2)	—	—	—	—	902	—	—	902
Share-based awards exercised, net (1)	7	—	1	—	21	—	—	22
Repurchase of Common Stock	(100)	—	(10)	—	(541)	(14,122)	—	(14,673)
Balance, May 25, 2019	15,307	3,710	$1,531	$371	$84,836	$1,551,475	$(28,517)	$1,609,696

Consolidated Statements of Shareholders’ Equity (Continued)

UniFirst Corporation and Subsidiaries

(In thousands)	Common Shares	Class B Common Shares	Common Stock	Class B Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance, August 31, 2019	15,333	3,643	$1,533	$364	$84,946	$1,588,075	$(33,688)	$1,641,230
Net income	—	—	—	—	—	48,242	—	48,242
Change in fair value of derivatives	—	—	—	—	—	—	(5)	(5)
Foreign currency translation	—	—	—	—	—	—	989	989
Dividends declared Common Stock ($0.25 per share)	—	—	—	—	—	(3,825)	—	(3,825)
Dividends declared Class B Common Stock ($0.20 per share)	—	—	—	—	—	(729)	—	(729)
Repurchase of Common Stock	(51)		(5)		(274)	(9,694)		(9,973)
Share-based compensation, net (1)	—	—	—	—	1,575	—	—	1,575
Share-based awards exercised, net (2)	16	—	2	—	(1,498)	—	—	(1,496)
Balance, November 30, 2019	15,298	3,643	1,530	364	84,749	1,622,069	(32,704)	1,676,008
Net income	—	—	—	—	—	34,680	—	34,680
Change in fair value of derivatives	—	—	—	—	—	—	22	22
Foreign currency translation	—	—	—	—	—	—	(769)	(769)
Pension benefit liabilities, net	—	—	—	—	—	—	350	350
Dividends declared Common Stock ($0.25 per share)	—	—	—	—	—	(3,835)	—	(3,835)
Dividends declared Class B Common Stock ($0.20 per share)	—	—	—	—	—	(729)	—	(729)
Repurchase of Common Stock	(21)	—	(2)	—	(112)	(4,116)		(4,230)
Share-based compensation, net (1)	—	—	—	—	1,651	—	—	1,651
Share-based awards exercised, net (2)	16	—	1	—	(1,711)	—	—	(1,710)
Balance, February 29, 2020	15,293	3,643	$1,529	$364	$84,577	$1,648,069	$(33,101)	$1,701,438
Net income	—	—	—	—	—	21,285	—	21,285
Change in fair value of derivatives	—	—	—	—	—	—	32	32
Foreign currency translation	—	—	—	—	—	—	(3,835)	(3,835)
Dividends declared Common Stock ($0.25 per share)	—	—	—	—	—	(3,797)	—	(3,797)
Dividends declared Class B Common Stock ($0.20 per share)	—	—	—	—	—	(729)	—	(729)
Share-based compensation, net (1)	—	—	—	—	1,390	—	—	1,390
Share-based awards exercised, net (2)	—	—	—	—	(142)	—	—	(142)
Repurchase of Common Stock	(46)	—	(4)	—	(253)	(7,285)	—	(7,542)
Balance, May 30, 2020	15,247	3,643	$1,525	$364	$85,572	$1,657,543	$(36,904)	$1,708,100

(1)

These amounts are shown net of any shares withheld by the Company to satisfy certain tax withholdings obligations in connection with the vesting of certain shares of restricted stock or restricted stock units.

(2)	These amounts are shown net of the effect of income taxes.

The accompanying notes are an integral part of these

Consolidated Financial Statements.

Consolidated Statements of Cash Flows

UniFirst Corporation and Subsidiaries

(Unaudited)

Thirty-nine weeks ended (In thousands)	May 30, 2020	May 25, 2019
Cash flows from operating activities:
Net income	$104,207	$133,146
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	77,612	75,563
Amortization of deferred financing costs	84	84
Forgiveness of a liability	—	(7,346)
Share-based compensation	4,617	4,281
Accretion on environmental contingencies	403	566
Accretion on asset retirement obligations	694	647
Deferred income taxes	81	733
Other	36	(954)
Changes in assets and liabilities, net of acquisitions:
Receivables, less reserves	4,517	(3,117)
Inventories	(3,570)	(4,821)
Rental merchandise in service	23,900	(7,606)
Prepaid expenses and other current assets and Other assets	3,669	(2,346)
Accounts payable	(17,846)	(5,725)
Accrued liabilities	5,246	(9,931)
Prepaid and accrued income taxes	1,782	26,265
Net cash provided by operating activities	205,432	199,439

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(41,098)	(2,379)
Capital expenditures, including capitalization of software costs	(91,155)	(88,198)
Proceeds from sale of assets	261	238
Net cash used in investing activities	(131,992)	(90,339)

Cash flows from financing activities:
Proceeds from exercise of share-based awards	75	49
Taxes withheld and paid related to net share settlement of equity awards	(3,423)	(1,678)
Repurchase of Common Stock	(21,745)	(20,953)
Payment of cash dividends	(11,159)	(6,204)
Net cash used in financing activities	(36,252)	(28,786)

Effect of exchange rate changes	(1,276)	(1,416)

Net (decrease) increase in cash, cash equivalents and short-term investments	35,912	78,898
Cash, cash equivalents and short-term investments at beginning of period	385,341	270,512
Cash, cash equivalents and short-term investments at end of period	$421,253	$349,410

Supplemental disclosure of cash flow information:
Non-cash capital expenditures	$7,672	$8,114

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

In June 2016, the FASB issued updated guidance that introduces a new forward-looking approach, based on expected losses, to estimate credit losses on certain types of financial instruments including trade receivables. The estimate of expected credit losses will require entities to incorporate historical information, current information and reasonable and supportable forecasts. This guidance also expands the disclosure requirements to enable users of financial statements to understand the entity’s assumptions, models and methods for estimating expected credit losses. This guidance is effective for annual reporting periods, and any interim periods within those annual periods, that begin after December 15, 2019 with early adoption permitted. Accordingly, the guidance will be effective for the Company on August 30, 2020. The Company expects that adoption of this guidance will not have a material impact on its financial statements and related disclosures.

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

3. Revenue Recognition

The following table presents the Company’s revenues for the thirteen and thirty-nine weeks ended May 30, 2020 and May 25, 2019, respectively, disaggregated by service type:

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
	May 30, 2020		May 25, 2019		May 30, 2020		May 25, 2019
(In thousands, except percentages)	Revenues	% of Revenues	Revenues	% of Revenues	Revenues	% of Revenues	Revenues	% of Revenues
Core Laundry Operations	$388,411	87.2%	$399,781	88.1%	$1,216,901	88.5%	$1,184,666	89.1%
Specialty Garments	36,163	8.1%	37,313	8.2%	105,545	7.7%	101,506	7.6%
First Aid	20,944	4.7%	16,626	3.7%	53,070	3.9%	43,583	3.3%
Total Revenues	$445,518	100.0%	$453,720	100.0%	$1,375,516	100.0%	$1,329,755	100.0%

See Note 16 “Segment Reporting” for additional details of segment definitions.

Revenue Recognition Policy

During the thirteen weeks ended May 30, 2020 and May 25, 2019, approximately 85.7% and 91.0%, respectively, of the Company’s revenues were derived from fees for route servicing of Core Laundry Operations, Specialty Garments, and First Aid customers performed by the Company’s employees at the customer’s location of business. During the thirty-nine weeks ended May 30, 2020 and May 25, 2019, approximately 89.2% and 91.0%, respectively, of the Company’s revenues were derived from fees for route servicing of Core Laundry Operations, Specialty Garments, and First Aid customers performed by the Company’s employees at the customer’s location of business. Revenues from the Company’s route servicing customer contracts represent a single performance obligation. The Company recognizes these revenues over time as services are performed based on the nature of services provided and contractual rates (input method). Certain of the Company’s customer contracts, primarily within the Company’s Core Laundry Operations, include pricing terms and conditions that include components of variable consideration. The variable consideration is typically in the form of consideration due to customer-based performance metrics specified within the contract. Specifically, some contracts contain discounts or rebates that the customer can earn through the achievement of specified volume levels. Each component of variable consideration is earned based on the Company’s actual performance during the measurement period specified within the contract. To determine the transaction price, the Company estimates the variable consideration using the most likely amount method, based on the specific contract provisions and known performance results during the relevant measurement period. When determining if variable consideration should be constrained, the Company considers whether factors outside its control could result in a significant reversal of revenue. In making these assessments, the Company considers the likelihood and magnitude of a potential reversal. The Company’s performance period generally corresponds with the monthly invoice period. No significant constraints on the Company’s revenue recognition were applied during the thirteen and thirty-nine weeks ended May 30, 2020 or May 25, 2019. The Company reassesses these estimates during each reporting period. The Company maintains a liability for these discounts and rebates within accrued liabilities on the consolidated balance sheets. Variable consideration also includes consideration paid to a customer at the beginning of a contract. The Company capitalizes this consideration and amortizes it over the life of the contract as a reduction to revenue in accordance with the updated accounting guidance for revenue recognition. These assets are included in other assets on the consolidated balance sheets.

UniFirst Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Costs to Obtain a Contract

The Company defers commission expenses paid to its employee-partners when the commissions are deemed to be incremental for obtaining the route servicing customer contract. The deferred commissions are amortized on a straight-line basis over the expected period of benefit. The Company reviews the deferred commission balances for impairment on an ongoing basis. Deferred commissions are classified as current or noncurrent based on the timing of when the Company expects to recognize the expense. The current portion is included in prepaid expenses and other current assets and the non-current portion is included in other assets on the Company’s consolidated balance sheets. As of May 30, 2020, the current and non-current assets related to deferred commissions totaled $13.1 million and $54.9 million, respectively. As of August 31, 2019, the current and non-current assets related to deferred commissions totaled $12.4 million and $50.3 million, respectively. During the thirteen weeks ended May 30, 2020 and May 25, 2019, the Company recorded $3.4 million and $3.0 million, respectively, of amortization expense related to deferred commissions. During the thirty-nine weeks ended May 30, 2020 and May 25, 2019, the Company recorded $10.2 million and $8.7 million, respectively, of amortization expense related to deferred commissions. This expense is classified in selling and administrative expenses on the consolidated statements of income.

4. Acquisitions

During the thirty-nine weeks ended May 30, 2020, the Company completed 8 business acquisitions with an aggregate purchase price of approximately $41.3 million, which includes $38.8 million related to the acquisition of a Missouri-based industrial laundry business (the “Missouri Acquisition”). The Company has allocated $4.4 million, $23.5 million and $10.9 million to tangible assets, goodwill and intangibles, respectively, in the preliminary purchase accounting for the Missouri Acquisition. The initial allocations of the purchase prices are incomplete with respect to certain assets acquired. The results of operations of these acquisitions have been included in the Company’s consolidated financial results since their respective acquisition dates. These acquisitions were not significant in relation to the Company’s consolidated financial results and, therefore, pro-forma financial information has not been presented.

5. Fair Value Measurements

The assets or liabilities measured at fair value on a recurring basis are summarized in the tables below (in thousands):

	As of May 30, 2020
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents	$195,978	$—	$—	$195,978
Pension plan assets	—	4,342	—	4,342
Foreign currency forward contracts	—	323	—	323
Total assets at fair value	$195,978	$4,665	$—	$200,643

	As of August 31, 2019
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents	$214,038	$—	$—	$214,038
Pension plan assets	—	4,603	—	4,603
Foreign currency forward contracts	—	254	—	254
Total assets at fair value	$214,038	$4,857	$—	$218,895

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

UniFirst Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The Company’s foreign currency forward contracts represent contracts the Company has entered into to exchange Canadian dollars for U.S. dollars at fixed exchange rates in order to manage its exposure related to the certain forecasted Canadian dollar denominated sales of one of its subsidiaries. These contracts are included in prepaid expenses and other current assets and other long-term assets as of  May 30, 2020 and August 31, 2019. The fair value of the forward contracts is based on similar exchange traded derivatives and are, therefore, included within Level 2 of the fair value hierarchy.

6. Derivative Instruments and Hedging Activities

As of May 30, 2020, the Company had forward contracts with a notional value of approximately $5.9 million CAD outstanding and recorded the fair value of the contracts of $0.1 million in other long-term assets and $0.2 million in prepaid expenses and other current assets with a corresponding decrease in accumulated other comprehensive loss of $0.2 million, which was recorded net of tax. During both the thirteen and thirty-nine weeks ended May 30, 2020, the Company reclassified $0.1 million from accumulated other comprehensive income to revenue, related to the derivative financial instruments. The gain on these forward contracts that resulted in a decrease to accumulated other comprehensive loss as of May 30, 2020 is expected to be reclassified to revenues prior to its maturity on February 25, 2022.

7. Employee Benefit Plans

Defined Contribution Retirement Savings Plan

The Company has a defined contribution retirement savings plan with a 401(k) feature for all eligible U.S. and Canadian employees not under collective bargaining agreements. The Company matches a portion of the employee’s contribution and may make an additional contribution at its discretion. Contributions charged to expense under the plan for the thirteen weeks ended May 30, 2020 and May 25, 2019 were $1.9 million and $5.8 million, respectively. Contributions charged to expense under the plan for the thirty-nine weeks ended May 30, 2020 and May 25, 2019 were $12.4 million and $14.6 million, respectively.

Pension Plans and Supplemental Executive Retirement Plans

The Company maintains an unfunded Supplemental Executive Retirement Plan for certain eligible employees of the Company and two frozen non-contributory defined benefit pension plans. The amounts charged to expense related to these plans for the thirteen weeks ended May 30, 2020 and May 25, 2019 were $0.7 million and $0.5 million, respectively. The amounts charged to expense related to these plans for the thirty-nine weeks ended May 30, 2020 and May 25, 2019 were $0.7 million and $1.6 million, respectively.

8. Income Per Share

The Company calculates income per share by allocating income to its unvested participating securities as part of its income per share calculations. The following table sets forth the computation of basic income per share using the two-class method for amounts attributable to the Company’s shares of Common Stock and Class B Common Stock (in thousands, except per share data):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	May 30, 2020	May 25, 2019	May 30, 2020	May 25, 2019
Net income available to shareholders	$21,285	$47,220	$104,207	$133,146
Allocation of net income for Basic:
Common Stock	$17,871	$39,563	$87,519	$111,626
Class B Common Stock	3,414	7,657	16,688	21,520
	$21,285	$47,220	$104,207	$133,146
Weighted average number of shares for Basic:
Common Stock	15,255	15,341	15,285	15,400
Class B Common Stock	3,643	3,710	3,643	3,710
	18,898	19,051	18,928	19,110
Income per share for Basic:
Common Stock	$1.17	$2.58	$5.73	$7.25
Class B Common Stock	$0.94	$2.06	$4.58	$5.80

UniFirst Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The Company is required to calculate diluted income per share for Common Stock using the more dilutive of the following two methods:

•	The treasury stock method; or
•	The two-class method assuming a participating security is not exercised or converted.

For the thirteen and thirty-nine weeks ended May 30, 2020 and May 25, 2019, the Company’s diluted income per share assumes the conversion of all vested Class B Common Stock into Common Stock and uses the two-class method for its unvested participating shares. The following tables set forth the computation of diluted income per share of Common Stock for the thirteen and thirty-nine weeks ended May 30, 2020 and May 25, 2019 (in thousands, except per share data):

	Thirteen weeks ended May 30, 2020			Thirty-nine weeks ended May 30, 2020
	Earnings to Common Shareholders	Common Shares	Income Per Share	Earnings to Common Shareholders	Common Shares	Income Per Share
As reported - Basic	$17,871	15,255	$1.17	$87,519	15,285	$5.73
Add: effect of dilutive potential common shares
Share-Based Awards	—	97		—	146
Class B Common Stock	3,414	3,643		16,688	3,643
As reported – Diluted	$21,285	18,995	$1.12	$104,207	19,074	$5.46

	Thirteen Weeks Ended May 25, 2019			Thirty-Nine Weeks Ended May 25, 2019
	Earnings to Common Shareholders	Common Shares	Income Per Share	Earnings to Common Shareholders	Common Shares	Income Per Share
As reported - Basic	$39,563	15,341	$2.58	$111,626	15,400	$7.25
Add: effect of dilutive potential common shares
Share-Based Awards	—	117		—	110
Class B Common Stock	7,657	3,710		21,520	3,710
As reported – Diluted	$47,220	19,168	$2.46	$133,146	19,220	$6.93

Share-based awards that would result in the issuance of 7,328 and 2,724 shares, respectively, of Common Stock were excluded from the calculation of diluted income per share for the thirteen and thirty-nine weeks ended May 30, 2020 because they were anti-dilutive. Share-based awards that would result in the issuance of 797 and 909 shares, respectively, of Common Stock were excluded from the calculation of diluted income per share for the thirteen and thirty-nine weeks ended May 25, 2019 because they were anti-dilutive.

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

The components of inventory as of May 30, 2020 and August 31, 2019 were as follows (in thousands):

	May 30, 2020	August 31, 2019
Raw materials	$18,287	$23,000
Work in process	2,908	2,864
Finished goods	83,308	75,052
Total inventories	$104,503	$100,916

UniFirst Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

10. Goodwill and Other Intangible Assets

When the Company acquires a business, the amount assigned to the tangible assets and liabilities and intangible assets acquired is based on their respective fair values determined as of the acquisition date. The excess of the purchase price over the tangible assets and liabilities and intangible assets is recorded as goodwill.

The changes in the carrying amount of goodwill are as follows (in thousands):

Balance as of August 31, 2019	$401,178
Goodwill recorded during the period	23,544
Other	(134)
Balance as of May 30, 2020	$424,588

Despite the significant excess fair value identified in the Company’s fiscal 2019 impairment assessment, the Company determined that its reduced cash flow projections and the significant decline in its market capitalization as a result of the COVID-19 pandemic indicated that an impairment loss may have been incurred as of May 30, 2020. Therefore, the Company qualitatively assessed whether it was more likely than not that the goodwill in each of its reporting units was impaired as of May 30, 2020. The Company reviewed its previous forecasts and assumptions based on its current projections, which are subject to various risks and uncertainties, including: (1) forecasted revenues, expenses and cash flows, including the duration and extent of the impact of the COVID-19 pandemic on the Company’s business and (2) current discount rates, (3) the reduction in the Company’s market capitalization, (4) observable market transactions, (5) changes to the regulatory environment and (6) the nature and amount of government support that will be provided.

Based on the Company’s interim impairment assessment as of May 30, 2020, the Company has determined that its goodwill was not impaired. However, the Company is unable to predict how long these conditions will persist, what additional measures may be introduced by governments or private parties or what effect any such additional measures may have on its business.

Intangible assets, net in the Company’s accompanying Consolidated Balance Sheets are as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
May 30, 2020
Customer contracts	$233,922	$173,861	$60,061
Software	63,011	37,971	25,040
Other intangible assets	35,567	33,739	1,828
	$332,500	$245,571	$86,929
August 31, 2019
Customer contracts	$221,306	$164,718	$56,588
Software	48,838	34,813	14,025
Other intangible assets	35,063	32,956	2,107
	$305,207	$232,487	$72,720

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

UniFirst Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

A reconciliation of the Company’s asset retirement liability for the thirty-nine weeks ended May 30, 2020 was as follows (in thousands):

May 30, 2020
Beginning balance as of August 31, 2019	$12,727
Accretion expense	694
Effect of exchange rate changes	34
Balance as of May 30, 2020	$13,455

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

There is usually a range of reasonable estimates of the costs associated with each site. In accordance with U.S. GAAP, the Company’s accruals reflect the amount within the range that it believes is the best estimate or the low end of a range of estimates if no point within the range is a better estimate. Where it believes that both the amount of a particular liability and the timing of the payments are reliably determinable, the Company adjusts the cost in current dollars using a rate of 3% for inflation until the time of expected payment and discounts the cost to present value using current risk-free interest rates. As of May 30, 2020, the risk-free interest rates utilized by the Company ranged from 0.7% to 1.4%.

For environmental liabilities that have been discounted, the Company includes interest accretion, based on the effective interest method, in selling and administrative expenses on the accompanying Consolidated Statements of Income. The changes to the Company’s environmental liabilities for the thirty-nine weeks ended May 30, 2020 were as follows (in thousands):

May 30, 2020
Beginning balance as of August 31, 2019	$27,718
Revisions in estimates	1,200
Costs incurred for which reserves have been provided	(961)
Insurance proceeds	90
Interest accretion	403
Changes in discount rates	1,426
Balance as of May 30, 2020	$29,876

Anticipated payments and insurance proceeds of currently identified environmental remediation liabilities as of May 30, 2020, for the next five fiscal years and thereafter, as measured in current dollars, are reflected below.

(In thousands)	2020	2021	2022	2023	2024	Thereafter	Total
Estimated costs – current dollars	$10,184	$2,186	$1,353	$1,091	$1,058	$12,032	$27,904
Estimated insurance proceeds	(69)	(173)	(159)	(173)	(159)	(693)	(1,426)
Net anticipated costs	$10,115	$2,013	$1,194	$918	$899	$11,339	$26,478
Effect of inflation							7,656
Effect of discounting							(4,258)
Balance as of May 30, 2020							$29,876

Estimated insurance proceeds are primarily received from an annuity received as part of a legal settlement with an insurance company. Annual proceeds of approximately $0.3 million are deposited into an escrow account which funds remediation and monitoring costs for two sites related to former operations in Williamstown, Vermont. Annual proceeds received but not expended in the current year accumulate in this account and may be used in future years for costs related to this site through the year 2027. As of May 30, 2020, the balance in this escrow account, which is held in a trust and is not recorded in the Company’s accompanying Consolidated Balance Sheet, was approximately $4.5 million. Also included in estimated insurance proceeds are amounts the Company is entitled to receive pursuant to legal settlements as reimbursements from three insurance companies for estimated costs at the site in Uvalde, Texas.

The Company’s nuclear garment decontamination facilities are licensed by the Nuclear Regulatory Commission or, in certain cases, by the applicable state agency, and are subject to regulation by federal, state and local authorities. There can be no assurance that such regulation will not lead to material disruptions in the Company’s garment decontamination business.

UniFirst Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

During the year ended August 26, 2017 (“fiscal 2017”), the Company recorded a pre-tax non-cash impairment charge of $55.8 million once it was determined that it was not probable that the version of the Customer Relationship Management (“CRM”) system that was being developed would be completed and placed into service. On December 28, 2018, the Company entered into a settlement agreement with its lead contractor for the version of the CRM system with respect to which the Company recorded the impairment charge. As part of the settlement agreement, the Company recorded in the thirteen weeks ended February 23, 2019 a total gain of $21.1 million as a reduction of selling and administrative expenses, which includes the Company’s receipt of a one-time cash payment in the amount of $13.0 million as well as the forgiveness of amounts previously due the contractor. The Company also received hardware and related maintenance service with a fair value of $0.8 million as part of the settlement.

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

Effective tax rate

The Company’s effective tax rate for the thirteen weeks ended May 30, 2020 was 21.8% as compared to 23.5% for the corresponding period in the prior year. The Company’s effective tax rate for the thirty-nine weeks ended May 30, 2020 was 22.8% as compared to 24.8% for the corresponding period in the prior year. The decrease in the effective tax rate in the thirteen and thirty-nine weeks ended May 30, 2020 was primarily due to the benefit resulting from the release of certain tax reserves and to the tax benefit related to the exercise of stock appreciation rights. There was a $0.4 million and $1.8 million discrete tax benefit resulting from the release of certain tax reserves and a $0.5 million and $1.9 million discrete tax benefit related to the exercise of stock appreciation rights during the thirteen and thirty-nine weeks ended May 30, 2020, respectively.

Uncertain tax positions

The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense, which is consistent with the recognition of these items in prior reporting periods. During the thirteen weeks ended May 30, 2020, there was a decrease of $0.4 million in unrecognized tax benefits to the Company. During the thirty-nine weeks ended May 30, 2020, there was a decrease in unrecognized tax benefits of $1.8 million due to a release of tax reserves.

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

UniFirst Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

14. Long-Term Debt

The Company has a $250 million unsecured revolving credit agreement (the “Credit Agreement”) with a syndicate of banks, which matures on April 11, 2021. Under the Credit Agreement, the Company is able to borrow funds at variable interest rates based on, at its election, the Eurodollar rate or a base rate, plus in each case a spread based on the Company’s consolidated funded debt ratio. Availability of credit requires compliance with certain financial and other covenants, including a maximum consolidated funded debt ratio and minimum consolidated interest coverage ratio as defined in the Credit Agreement. The Company tests its compliance with these financial covenants on a fiscal quarterly basis. As of May 30, 2020, the interest rates applicable to the Company’s borrowings under the Credit Agreement would be calculated as LIBOR plus 75 basis points at the time of the respective borrowing. As of May 30, 2020, the Company had no outstanding borrowings and had outstanding letters of credit amounting to $70.8 million, leaving $179.2 million available for borrowing under the Credit Agreement.

As of May 30, 2020, the Company was in compliance with all covenants under the Credit Agreement.

15. Accumulated Other Comprehensive Loss

The changes in each component of accumulated other comprehensive loss, net of tax, for the thirteen and thirty-nine weeks ended May 30, 2020 and May 25, 2019 were as follows (in thousands):

	Thirteen Weeks Ended May 30, 2020
	Foreign Currency Translation	Pension- related (1)	Derivative Financial Instruments (1)	Total Accumulated Other Comprehensive Loss
Beginning balance as of February 29, 2020	$(24,420)	$(8,889)	$208	$(33,101)
Other comprehensive income (loss) before reclassification	(3,835)	—	79	(3,756)
Amounts reclassified from accumulated other comprehensive loss	—	—	(47)	(47)
Net current period other comprehensive (loss) income	(3,835)	—	32	(3,803)
Ending balance as of May 30, 2020	$(28,255)	$(8,889)	$240	$(36,904)

	Thirty-nine weeks ended May 30, 2020
	Foreign Currency Translation	Pension- related (1)	Derivative Financial Instruments (1)	Total Accumulated Other Comprehensive Loss
Balance as of August 31, 2019	$(24,640)	$(9,239)	$191	$(33,688)
Other comprehensive (loss) income before reclassification	(3,615)	—	156	(3,459)
Amounts reclassified from accumulated other comprehensive loss	—	350	(107)	243
Net current period other comprehensive (loss) income	(3,615)	350	49	(3,216)
Ending balance as of May 30, 2020	$(28,255)	$(8,889)	$240	$(36,904)

	Thirteen Weeks Ended May 25, 2019
	Foreign Currency Translation	Pension- related (1)	Derivative Financial Instruments (1)	Total Accumulated Other Comprehensive Loss
Beginning balance as of February 23, 2019	$(21,980)	$(4,135)	$109	$(26,006)
Other comprehensive (loss) income before reclassification	(2,649)	—	184	(2,465)
Amounts reclassified from accumulated other comprehensive loss	—	—	(46)	(46)
Net current period other comprehensive (loss) income	(2,649)	—	138	(2,511)
Ending balance as of May 25, 2019	$(24,629)	$(4,135)	$247	$(28,517)

UniFirst Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

	Thirty-nine weeks ended May 25, 2019
	Foreign Currency Translation	Pension- related (1)	Derivative Financial Instruments (1)	Total Accumulated Other Comprehensive Loss
Balance as of August 25, 2018	$(21,116)	$(4,135)	$92	$(25,159)
Other comprehensive (loss) income before reclassification	(3,513)	—	277	(3,236)
Amounts reclassified from accumulated other comprehensive loss	—	—	(122)	(122)
Net current period other comprehensive (loss) income	(3,513)	—	155	(3,358)
Ending balance as of May 25, 2019	$(24,629)	$(4,135)	$247	$(28,517)

(1)	Amounts are shown net of tax.

Amounts reclassified from accumulated other comprehensive loss, net of tax, for the thirty-nine weeks ended May 30, 2020 and May 25, 2019 were as follows (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	May 30, 2020	May 25, 2019	May 30, 2020	May 25, 2019
Pension benefit liabilities (net):
Reclassification to income statement (a)	$—	$—	$350	$—
Total, net of tax	$—	—	$350	—

Derivative financial instruments, net:
Forward contracts (b)	(47)	(46)	(107)	(122)
Total, net of tax	(47)	(46)	(107)	(122)

Total amounts reclassified, net of tax	$(47)	$(46)	$243	$(122)

(a)	Amounts included in selling and administrative expenses in the accompanying Consolidated Statements of Income.
(b)	Amounts included in revenues in the accompanying Consolidated Statements of Income.

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

UniFirst Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

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

The Corporate operating segment consists of costs associated with the Company’s distribution center, sales and marketing, information systems, engineering, procurement, supply chain, accounting and finance, human resources, other general and administrative costs and interest expense. The revenues generated from the Corporate operating segment represent certain direct sales made by the Company directly from its distribution center. The products sold by this operating segment are the same products rented and sold by the U.S. and Canadian Rental and Cleaning reporting segment. In the table below, no assets or capital expenditures are presented for the Corporate operating segment because no assets are allocated to this operating segment in the information reviewed by the chief executive officer. However, depreciation and amortization expense related to certain assets are reflected in operating income and income before income taxes for the Corporate operating segment. The assets that give rise to this depreciation and amortization are included in the total assets of the U.S. and Canadian Rental and Cleaning reporting segment as this is how they are tracked and reviewed by the Company. The majority of expenses accounted for within the Corporate segment relate to costs of the U.S. and Canadian Rental and Cleaning segment, with the remainder of the costs relating to the Specialty Garment and First Aid segments.

The Specialty Garments operating segment purchases, rents, cleans, delivers and sells, specialty garments and non-garment items primarily for nuclear and cleanroom applications and provides cleanroom cleaning services at limited customer locations. The First Aid operating segment sells first aid cabinet services and other safety supplies, provides certain safety training, as well as maintains wholesale distribution and pill packaging operations.

The Company refers to the U.S. and Canadian Rental and Cleaning, MFG, and Corporate reporting segments combined as its “Core Laundry Operations,” which is included as a subtotal in the following table (in thousands):

Thirteen weeks ended	U.S. and Canadian Rental and Cleaning	MFG	Net Interco MFG Elim	Corporate	Subtotal Core Laundry Operations	Specialty Garments	First Aid	Total
May 30, 2020
Revenues	$362,288	$44,949	$(44,949)	$26,123	$388,411	$36,163	$20,944	$445,518
Operating income (loss)	$42,994	$13,226	$5,398	$(41,927)	$19,691	$6,380	$1,637	$27,708
Interest income, net	$(865)	$—	$—	$(189)	$(1,054)	$—	$—	$(1,054)
Income (loss) before taxes	$43,856	$13,344	$5,398	$(42,543)	$20,055	$5,514	$1,637	$27,206
May 25, 2019
Revenues	$391,151	$58,596	$(58,596)	$8,630	$399,781	$37,313	$16,626	$453,720
Operating income (loss)	$70,474	$18,684	$3,115	$(38,830)	$53,443	$5,368	$1,401	$60,212
Interest income, net	$(1,008)	$—	$—	$(1,285)	$(2,293)	$—	$—	$(2,293)
Income (loss) before taxes	$71,480	$18,606	$3,116	$(37,975)	$55,227	$5,072	$1,401	$61,700

UniFirst Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Thirty-nine weeks ended
May 30, 2020
Revenues	$1,173,252	$163,620	$(163,620)	$43,649	$1,216,901	$105,545	$53,070	$1,375,516
Operating income (loss)	$178,289	$52,486	$5,965	$(124,884)	$111,856	$15,886	$4,188	$131,930
Interest income, net	$(2,965)	$—	$—	$(2,625)	$(5,590)	$—	$—	$(5,590)
Income (loss) before taxes	$181,232	$52,393	$5,965	$(123,852)	$115,738	$14,971	$4,188	$134,897
May 25, 2019
Revenues	$1,157,467	$187,120	$(187,120)	$27,199	$1,184,666	$101,506	$43,583	$1,329,755
Operating income (loss)	$189,807	$63,576	$415	$(96,460)	$157,338	$12,073	$3,673	$173,084
Interest income, net	$(3,113)	$—	$—	$(2,894)	$(6,007)	$—	$—	$(6,007)
Income (loss) before taxes	$192,899	$63,322	$415	$(94,710)	$161,926	$11,455	$3,673	$177,054

17. Shares Repurchased and Dividends

On October 23, 2019, the Company announced that it would be raising its quarterly dividend to $0.25 per share for Common Stock and to $0.20 per share for Class B Common Stock, up from $0.1125 and $0.09 per share, respectively. The amount and timing of any dividend payment is subject to the approval of the Board of Directors each quarter.

On January 2, 2019, the Company’s Board of Directors approved a share repurchase program authorizing the Company to repurchase from time to time up to $100.0 million of its outstanding shares of Common Stock. Repurchases made under the program, if any, will be made in either the open market or in privately negotiated transactions. The timing, manner, price and amount of any repurchases will depend on a variety of factors, including economic and market conditions, the Company stock price, corporate liquidity requirements and priorities, applicable legal requirements and other factors. The share repurchase program will be funded using the Company’s available cash or capacity under its Credit Agreement and may be suspended or discontinued at any time. As of May 30, 2020, the Company had repurchased a total of 314,917 shares for an average price per share of $165.96 under the share repurchase program using cash on hand. During the thirteen and thirty-nine weeks ended May 30, 2020, the Company repurchased 46,667 and 117,767 shares, respectively, for an average price per share of $161.65 and $184.67, respectively.

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

Operating lease right-of-use assets, net and operating lease liabilities are recognized at the commencement date of the lease based on the present value of lease payments over the lease term and include options to extend or terminate the lease when they are reasonably certain to be exercised. The present value of lease payments is determined primarily using the incremental borrowing rate based on the information available as of the lease commencement date. Lease expense for operating leases is recorded on a straight-line basis over the lease term and variable lease costs are recorded as incurred. Both lease expense and variable lease costs are primarily recorded in cost of revenues on the Company's consolidated statements of income. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants.

UniFirst Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The following table presents the operating lease cost and information related to the operating lease right-of-use assets, net and operating lease liabilities for the thirty-nine weeks ended May 30, 2020:

(In thousands, except lease term and discount rate)
Lease cost
Operating lease costs including short-term lease expense and variable lease costs, which were immaterial in the period	$13,528

Operating cash flow impacts
Cash paid for amounts included in the measurement of operating lease liabilities	$9,805
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	$5,893
Weighted-average remaining lease term - operating leases	4.5
Weighted-average discount rate - operating leases	2.85%

The contractual future minimum lease payments of the Company's operating lease liabilities by fiscal year are as follows as of May 30, 2020:

(In thousands)
2020 (remaining three months)	$3,298
2021	12,857
2022	10,041
2023	7,571
2024	5,152
Thereafter	6,954
Total payments	45,873
Less interest	(2,543)
Total present value of lease payments	$43,330

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and any documents incorporated by reference may contain forward-looking statements within the meaning of the federal securities laws. Forward-looking statements contained in this Quarterly Report on Form 10-Q and any documents incorporated by reference are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words such as “estimates,” “anticipates,” “projects,” “plans,” “expects,” “intends,” “believes,” “seeks,” “could,” “should,” “may,” “will,” “strategy,” “objective,” “assume,” “strive,” or the negative versions thereof, and similar expressions and by the context in which they are used. Such forward-looking statements are based upon our current expectations and speak only as of the date made. Such statements are highly dependent upon a variety of risks, uncertainties and other important factors that could cause actual results to differ materially from those reflected in such forward-looking statements. Such factors include, but are not limited to, uncertainties caused by adverse economic conditions, including, without limitation, as a result of extraordinary events or circumstances such as the COVID-19 pandemic, and their impact on our customers’ businesses and workforce levels, disruptions of our business and operations, including limitations on, or closures of, our facilities, or the business and operations of our customers or suppliers in connection with extraordinary events or circumstances such as the COVID-19 pandemic, uncertainties regarding our ability to consummate and successfully integrate acquired businesses, uncertainties regarding any existing or newly-discovered expenses and liabilities related to environmental compliance and remediation, any adverse outcome of pending or future contingencies or claims, our ability to compete successfully without any significant degradation in our margin rates, seasonal and quarterly fluctuations in business levels, our ability to preserve positive labor relationships and avoid becoming the target of corporate labor unionization campaigns that could disrupt our business, the effect of currency fluctuations on our results of operations and financial condition, our dependence on third parties to supply us with raw materials, which such supply could be severely disrupted as a result of extraordinary events or circumstances such as the COVID-19 pandemic, any loss of key management or other personnel, increased costs as a result of any changes in federal or state laws, rules and regulations or governmental interpretation of such laws, rules and regulations, uncertainties regarding the price levels of natural gas, electricity, fuel and labor, the negative effect on our business from sharply depressed oil and natural gas prices, including, without limitation, as a result of extraordinary events or circumstances such as the COVID-19 pandemic, the continuing increase in domestic healthcare costs, increased workers’ compensation claim costs, increased healthcare claim costs, including as a result of extraordinary events or circumstances such as the COVID-19 pandemic, our ability to retain and grow our customer base, demand and prices for our products and services, fluctuations in our Specialty Garments business, instability, supply chain disruption or infection among our employees in Mexico and Nicaragua where our principal garment manufacturing plants are located, including, without limitation, as a result of extraordinary events or circumstances such as the COVID-19 pandemic, our ability to properly and efficiently design, construct, implement and operate a new customer relationship management (“CRM”) computer system, interruptions or failures of our information technology systems, including as a result of cyber-attacks, additional professional and internal costs necessary for compliance with any changes in Securities and Exchange Commission, New York Stock Exchange and accounting rules, strikes and unemployment levels, our efforts to evaluate and potentially reduce internal costs, economic and other developments associated with the war on terrorism and its impact on the economy, the impact of foreign trade policies and tariffs or other impositions on imported goods on our business, results of operations and financial condition, general economic conditions, our ability to successfully implement our business strategies and processes, including our capital allocation strategies and the other factors described under “Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended August 31, 2019 and in our other filings with the Securities and Exchange Commission, including, without limitation, under “Item 1A. Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. We undertake no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made.

Business Overview

UniFirst Corporation, together with its subsidiaries, hereunder referred to as “we”, “our”, the “Company”, or “UniFirst”, is one of the largest providers of workplace uniforms and protective work wear clothing in the United States. We design, manufacture, personalize, rent, clean, deliver, and sell a wide range of uniforms and protective clothing, including shirts, pants, jackets, coveralls, lab coats, smocks, aprons and specialized protective wear, such as flame resistant and high visibility garments. We also rent and sell industrial wiping products, floor mats, facility service products and other non-garment items, and provide restroom and cleaning supplies and first aid cabinet services and other safety supplies as well as provide certain safety training to a variety of manufacturers, retailers and service companies.

We serve businesses of all sizes in numerous industry categories. Typical customers include automobile service centers and dealers, delivery services, food and general merchandise retailers, food processors and service operations, light manufacturers, maintenance facilities, restaurants, service companies, soft and durable goods wholesalers, transportation companies, healthcare businesses and others who require employee clothing for image, identification, protection or utility purposes. We also provide our customers with restroom and cleaning supplies, including air fresheners, paper products and hand soaps.

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

COVID-19 Assessment

The outbreak of a novel strain of coronavirus (COVID-19) continues to impact a number of countries, including the United States, Canada and the European countries in which we operate.  Developments continue to occur rapidly with respect to the spread of COVID-19 and its impact on human health and businesses.  New and changing government actions to address the COVID-19 pandemic continue to occur on a daily basis. Our revenues in the third quarter of fiscal 2020 were significantly adversely impacted as a result of many customers closing their businesses or operating at limited capacities.  Although many of our customers have begun to reopen or increase their operating levels as government restrictions have begun to be lifted, our sales to many such customers are below their pre-pandemic levels and may not return to such pre-pandemic levels.  In addition, although some of our customers have begun to reopen or increase their operating levels, such customers may again be forced to close or limit operations as any new COVID-19 outbreaks occur.  Any such closures or reductions in operating levels could have a significant adverse impact on our business.  At times during the pandemic, we have also experienced supply chain disruptions with respect to certain products, including hand sanitizer and masks.  Such disruptions continue to occur, but have moderated to some extent more recently.

As of May 30, 2020, our cash, cash equivalents, and short-term investments were $421.3 million, and we had access to $179.2 million of borrowing capacity under our $250 million unsecured revolving credit facility, which we believe will continue to help us manage the impacts of the COVID-19 pandemic on our business and address related liquidity needs.

We remain focused on the safety and well-being of our team partners and on the service of our customers.  We will continue to review and assess the rapidly-changing COVID-19 pandemic and its impacts on our team partners, our customers, our suppliers and our business so that we can seek to address the impacts on our business and service our customers.

Because developments with respect to the spread of COVID-19 and its impacts continue to occur so rapidly, and because of the unprecedented nature of the pandemic, we are unable to predict the extent and duration of the adverse impact of COVID-19 on our business, financial condition and results of operations.

National, state and local governments have responded to the COVID-19 pandemic in a variety of ways, including, without limitation, by declaring states of emergency, restricting people from gathering in groups or interacting within a certain physical distance (i.e., social distancing), and in certain cases, ordering businesses to close or limit operations or people to stay at home. Although we have been permitted to continue to operate in all of the jurisdictions in which we operate, including in jurisdictions that have mandated the closure of certain businesses and we expect to be permitted to continue to operate under any orders or other restrictions imposed by any government authorities in the future, there is no assurance that we will be permitted to operate under every future government order or other restriction and in every location.  If we were to be subject to government orders or other restrictions on the operation of our business, we may be required to limit, or close, our operations at certain locations in the future.  Any such limitations or closures could have a material adverse impact on our ability to service our customers and on our business, financial condition and results of operations.  In particular, any limitations on, or closures of, our manufacturing facilities in Mexico or Nicaragua, or our distribution center in Owensboro, Kentucky, could have a material adverse impact on our ability to manufacture products and service customers and could have a material adverse impact on our business, financial condition and results of operations.

The COVID-19 pandemic has caused significant disruptions to our business and operations and could cause material disruptions to our business and operations in the future as a result of, among other things, quarantines, worker illness, worker absenteeism as a result of illness or other factors, social distancing measures and other travel, health-related, business or other restrictions. For similar reasons, the COVID-19 pandemic has also adversely impacted, and may continue to adversely impact, our suppliers and their manufacturers.  Depending on the extent and duration of all of the above-described effects on our business and operations and the business and operations of our suppliers, our costs could continue to increase, including our costs to address the health and safety of personnel, our ability to obtain products or services from suppliers may be adversely impacted, our ability to service certain customers could be adversely impacted and, as a result, our business, financial condition and results of operations could be materially adversely affected.  In addition, depending on the extent and duration of the COVID-19 pandemic, we may be subject to significant increases in healthcare costs in the event that a significant number of our personnel become infected with COVID-19 and require medical treatment. As a result, any significant increases in healthcare costs as a result of COVID-19 or otherwise could have a material adverse impact on our business, financial condition and results of operations.

The COVID-19 pandemic has also resulted in material adverse economic conditions that are impacting, and may continue to impact, our business and the businesses of our suppliers and customers.  Unemployment levels have increased significantly, and the U.S. economy has entered an economic recession.  Some analysts have predicted that the current economic recession may persist for a significant period of time and become severe. Although the extent and duration of the impact of the COVID-19 pandemic on our business and operations and the business and operations of our customers and suppliers remain uncertain, the continued spread of COVID-19, the imposition of related public health measures and travel, health-related, business and other restrictions and the resulting materially adverse economic conditions may materially adversely impact our business, financial condition, results of operations and cash flows.

Please see “Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q for an additional discussion of risks and potential risks of the COVID-19 pandemic on our business, financial condition and results of operations.

Results of Operations

The following table presents certain selected financial data, including the percentage of revenues represented by each item, for the thirteen and thirty-nine weeks ended May 30, 2020 and May 25, 2019.

	Thirteen weeks ended					Thirty-nine weeks ended
(In thousands, except percentages)	May 30, 2020	% of Revenues	May 25, 2019	% of Revenues	% Change	May 30, 2020	% of Revenues	May 25, 2019	% of Revenues	% Change
Revenues	$445,518	100.0%	$453,720	100.0%	(1.8)%	$1,375,516	100.0%	$1,329,755	100.0%	3.4%
Operating expenses:
Cost of revenues (1)	303,223	68.1	279,900	61.7	8.3	893,961	65.0	838,621	63.1	6.6
Selling and administrative expenses (1)	88,405	19.8	88,207	19.4	0.2	272,013	19.8	242,487	18.2	12.2
Depreciation and amortization	26,182	5.9	25,401	5.6	3.1	77,612	5.6	75,563	5.7	2.7
Total operating expenses	417,810	93.8	393,508	86.7	6.2	1,243,586	90.4	1,156,671	87.0	7.5
Operating income	27,708	6.2	60,212	13.3	(54.0)	131,930	9.6	173,084	13.0	(23.8)
Other income, net	502	0.1	(1,488)	(0.3)	(133.7)	(2,967)	(0.2)	(3,970)	(0.3)	(25.3)
Income before income taxes	27,206	6.1	61,700	13.6	(55.9)	134,897	9.8	177,054	13.3	(23.8)
Provision for income taxes	5,921	1.3	14,480	3.2	(59.1)	30,690	2.2	43,908	3.3	(30.1)
Net income	$21,285	4.8%	$47,220	10.4%	(54.9)%	$104,207	7.6%	$133,146	10.0%	(21.7)%

(1)	Exclusive of depreciation on our property, plant and equipment and amortization on our intangible assets.

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

We have a substantial number of plants and conduct a significant portion of our business in energy producing regions in the U.S. and Canada. In general, we are relatively more dependent on business in these regions than are many of our competitors. For example, the dramatic decrease in oil prices beginning in 2014 directly affected our customers in the oil industry as they curtailed their level of operations, which had a corresponding effect on our customers in businesses which service or supply the oil industry as well as our customers in unrelated businesses located in areas which had benefited from the economic expansion generated by the robust growth driven by the higher oil prices in prior years. As a result, our organic growth in periods following that dramatic decrease in oil prices was negatively impacted by elevated headcount reductions in our wearer base as well as increased lost accounts. Recent volatility in energy prices have had and may continue to have a significant impact on wearer levels at existing customers in our North American energy-dependent markets. Our operating results are also directly impacted by the costs of the gasoline used to fuel our vehicles and the natural gas used to operate our plants. While it is difficult to quantify the positive and negative impacts on our future financial results from changes in energy prices, in general, we believe that significant decreases in oil and natural gas prices would have an overall negative impact on our results due to cutbacks by our customers both in, and dependent upon, the oil and natural gas industries, which would outweigh the benefits in our operating costs from lower energy costs.

Our results of operations may also be adversely impacted by the decline in the Canadian exchange rate.

Our business is subject to various state and federal regulations, including employment laws and regulations, minimum wage requirements, overtime requirements, working condition requirements, citizenship requirements, healthcare insurance mandates and other laws and regulations that impact our labor costs. We expect that our labor costs will rise in fiscal 2020 as a result of increases in state and local minimum wage levels.

On October 23, 2019, we announced that we would be raising our quarterly dividend to $0.25 per share for Common Stock and to $0.20 per share for Class B Common Stock, up from $0.1125 and $0.09 per share, respectively. The amount and timing of any future dividend payment is subject to the approval of the Board of Directors each quarter.

On January 2, 2019, our Board of Directors approved a share repurchase program authorizing the Company to repurchase from time to time up to $100.0 million of its outstanding shares of Common Stock. Repurchases made under the program, if any, will be made in either the open market or in privately negotiated transactions. The timing, manner, price and amount of any repurchases will depend on a variety of factors, including economic and market conditions, the Company stock price, corporate liquidity requirements and priorities, applicable legal requirements and other factors. The share repurchase program will be funded using the Company’s available cash or capacity under its credit agreement and may be suspended or discontinued at any time. As of May 30, 2020, the Company had repurchased a total of 314,917 shares for an average price per share of $165.96 under the share repurchase program.

During the thirteen and thirty-nine weeks ended May 30, 2020, the Company repurchased 46,667 and 117,767 shares for an average price per share of $161.65 and $184.67 respectively. During the thirteen and thirty-nine weeks ended May 25, 2019, the Company repurchased 99,500 and 144,500 shares for an average price per share of $147.01 and $145.01, respectively.

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

In our fourth fiscal quarter of 2018, we initiated a multiyear CRM project to further develop, implement and deploy a third-party application we licensed. This new solution is intended to improve functionality, capability and information flow as well as increase automation in servicing our customers. As of May 30, 2020, we have capitalized $20.6 million related to our new CRM project.

Thirteen weeks ended May 30, 2020 compared with thirteen weeks ended May 25, 2019

Revenues

(In thousands, except percentages)	May 30, 2020	May 25, 2019	Dollar Change	Percent Change
Core Laundry Operations	$388,411	$399,781	$(11,370)	(2.8)%
Specialty Garments	36,163	37,313	(1,150)	(3.1)%
First Aid	20,944	16,626	4,318	26.0%
Consolidated total	$445,518	$453,720	$(8,202)	(1.8)%

Consolidated revenues during the thirteen weeks ended May 30, 2020 decreased compared to the thirteen weeks ended May 25, 2019 primarily driven by a decline in revenues in our Core Laundry Operations resulting from COVID-19 related customer closures as well as related wearer reductions at customers that remained open. This decline in revenues was partially offset by a large direct sale of $20.1 million as well as increased safety and personal protective equipment sales in the thirteen weeks ended May 30, 2020.

Specialty Garments revenues in the third quarter of fiscal 2020 decreased compared to the third quarter of fiscal 2019 due primarily to decreased direct sales activity in our nuclear operations in the U.S. and Canada, which was partially offset by growth in our cleanroom and European nuclear operations. Specialty Garments’ results are often affected by seasonality and the timing and length of its customers’ power reactor outages as well as its project-based activities.

First Aid revenues in the third quarter of fiscal 2020 increased compared to the third quarter of fiscal 2019 due primarily to increased demand for the segment’s safety and personal protective equipment offerings as a result of COVID-19.

Cost of Revenues

(In thousands, except percentages)	May 30, 2020	May 25, 2019	Dollar Change	Percent Change
Cost of revenues	$303,223	$279,900	$23,323	8.3%
% of Revenues	68.1%	61.7%

Core Laundry Operations cost of revenues as a percentage of revenues increased in the thirteen weeks ended May 30, 2020 as compared to the prior year comparable period.  This increase was due to a number of items, including the impact of the decline in our rental revenues on our cost structure, higher merchandise amortization as a percentage of revenues due to the amortization of prior period expenditures, higher cost of revenues related to the large $20.1 million direct sale, additional costs we incurred related to certain temporary employee compensation programs we instituted during the quarter, higher bad debt expense as well as increased costs for internal-use safety supplies we sourced during the quarter for our employees. These items were partially offset by lower incentive compensation, healthcare, energy and travel-related costs.

Specialty Garments cost of revenues as a percentage of revenues decreased in the thirteen weeks ended May 30, 2020 as compared to the prior year comparable period. This decrease was due primarily to a bad debt recovery from a customer in bankruptcy as well as lower travel-related costs. These items were partially offset by higher merchandise expense and costs incurred responding to the COVID-19 pandemic, including employee compensation and amounts paid for internal-use safety supplies.

Selling and Administrative Expenses

(In thousands, except percentages)	May 30, 2020	May 25, 2019	Dollar Change	Percent Change
Selling and administrative expenses	$88,405	$88,207	$198	0.2%
% of Revenues	19.8%	19.4%

Our selling and administrative costs increased in the thirteen weeks ended May 30, 2020 as compared to the prior year comparable period. The increase was due primarily to higher indirect tax costs as well as additional costs we incurred related to certain temporary COVID-19 related employee compensation programs we instituted during the quarter. These items contributing to the increase were partially offset by lower incentive compensation, healthcare and travel-related costs as a percentage of revenues.

Depreciation and Amortization

(In thousands, except percentages)	May 30, 2020	May 25, 2019	Dollar Change	Percent Change
Depreciation and amortization	$26,182	$25,401	$781	3.1%
% of Revenues	5.9%	5.6%

Depreciation and amortization expense increased in the thirteen weeks ended May 30, 2020 as compared to the prior year comparable period due primarily to higher capital expenditures placed in service over the previous quarters. The increase in depreciation and amortization reflects the Company’s continued capital investments in the business.

Operating Income

For the thirteen weeks ended May 30, 2020 and May 25, 2019, changes in our revenues and costs as discussed above resulted in the following changes in our operating income and operating income margin:

(In thousands, except percentages)	May 30, 2020	May 25, 2019	Dollar Change	Percent Change
Core Laundry Operations	$19,691	$53,443	$(33,752)	(63.2)%
Specialty Garments	6,380	5,368	1,012	18.9%
First Aid	1,637	1,401	236	16.8%
Operating income	$27,708	$60,212	$(32,504)	(54.0)%
% of Revenues	6.2%	13.3%

Other Income, net

(In thousands, except percentages)	May 30, 2020	May 25, 2019	Dollar Change	Percent Change
Interest income, net	$(1,054)	$(2,293)	$1,239	(54.0)%
Other expense, net	1,556	805	751	93.3%
Total other income, net	$502	$(1,488)	$1,990	(133.7)%

The decrease in other income, net during the thirteen weeks ended May 30, 2020 as compared to the prior year comparable period was due primarily to lower interest income from declining interest rates, an increase in foreign exchange losses and increased periodic pension costs.

Provision for Income Taxes

(In thousands, except percentages)	May 30, 2020	May 25, 2019	Dollar Change	Percent Change
Provision for income taxes	$5,921	$14,480	$(8,559)	(59.1)%
Effective income tax rate	21.8%	23.5%

The decrease in our effective tax rate for the thirteen weeks ended May 30, 2020 as compared to the prior year comparable period was due primarily to a $0.4 million benefit as a result of the relief of certain tax reserves and a $0.5 million discrete tax benefit related to the exercise of stock appreciation rights.

Thirty-nine weeks ended May 30, 2020 compared with thirty-nine weeks ended May 25, 2019

Revenues

(In thousands, except percentages)	May 30, 2020	May 25, 2019	Dollar Change	Percent Change
Core Laundry Operations	$1,216,901	$1,184,666	$32,235	2.7%
Specialty Garments	105,545	101,506	4,039	4.0%
First Aid	53,070	43,583	9,487	21.8%
Consolidated total	$1,375,516	$1,329,755	$45,761	3.4%

Consolidated revenues in the thirty-nine weeks ended May 30, 2020 increased compared to the thirty-nine weeks ended May 25, 2019 due primarily to revenue growth in our Core Laundry Operations. Excluding the effect of acquisitions that increased our revenues by 0.7% and a weaker Canadian Dollar that decreased revenues by 0.1%, our organic growth for our Core Laundry Operations was 2.1%. Organic growth consists primarily of new sales, price increases, and net changes in the wearer levels at our existing customers, offset by lost accounts. During the thirty-nine weeks ended May 30, 2020, Core Laundry Operations rental revenues were negatively impacted by COVID-19 related customer closures as well as related wearer reductions at customers that remained open. During the thirty-nine weeks ended May 30, 2020, we had a large direct sale of $20.1 million that partially offset the decline in our rental revenues.

Specialty Garments revenues in the thirty-nine weeks ended May 30, 2020 increased compared to the thirty-nine weeks ended May 25, 2019 due primarily to increased direct sales activity in our nuclear operations in the U.S. and Canada as well as strong performance in our cleanroom operations. Specialty Garments results are often affected by seasonality and the timing and length of its customers’ power reactor outages as well as its project-based activities.

The increase in First Aid revenues in the thirty-nine weeks ended May 30, 2020 as compared to the thirty-nine weeks ended May 25, 2019 was due primarily to the strong performance in our wholesale distribution business and increased demand for the segment’s safety and personal protective equipment offerings as a result of COVID-19.

Cost of Revenues

(In thousands, except percentages)	May 30, 2020	May 25, 2019	Dollar Change	Percent Change
Cost of revenues	$893,961	$838,621	$55,340	6.6%
% of Revenues	65.0%	63.1%

Core Laundry Operations cost of revenues as a percentage of revenues in the thirty-nine weeks ended May 30, 2020 increased from the prior year comparable period. This increase was due to a number of items, including the impact of the COVID-19 related decline in our rental revenues on our cost structure, higher merchandise amortization as a percentage of revenues due to the amortization of prior period expenditures, higher cost of revenues related to the large $20.1 million direct sale, additional employee compensation expense, higher bad debt expense as well as increased costs for internal-use safety supplies. These items were partially offset by lower incentive compensation, healthcare, energy and travel-related costs.

Our Specialty Garments cost of revenues as a percentage of revenues decreased in the thirty-nine weeks ended May 30, 2020 as compared to the prior year comparable period. The decrease in cost of revenues as a percentage of revenues was due primarily to lower production and service and delivery payroll costs as well as lower other delivery costs in the thirty-nine weeks ended May 30, 2020.

Selling and Administrative Expenses

(In thousands, except percentages)	May 30, 2020	May 25, 2019	Dollar Change	Percent Change
Selling and administrative expenses	$272,013	$242,487	$29,526	12.2%
% of Revenues	19.8%	18.2%

Our selling and administrative costs increased in the thirty-nine weeks ended May 30, 2020 as compared to the prior year comparable period. The increase was due primarily to a gain of $21.1 million in the thirty-nine weeks ended May 25, 2019 related to the settlement agreement with the lead contractor for the version of the CRM system with respect to which we recorded a $55.8 million impairment charge in fiscal 2017. Also contributing to the increase was a gain of $3.0 million from the settlement of environmental litigation in the first quarter of fiscal 2019 and higher indirect tax costs in the thirty-nine weeks ended May 30, 2020. These items driving the increase in thirty-nine weeks ended May 30, 2020 were partially offset by lower incentive compensation, healthcare and travel-related costs.

Depreciation and Amortization

(In thousands, except percentages)	May 30, 2020	May 25, 2019	Dollar Change	Percent Change
Depreciation and amortization	$77,612	$75,563	$2,049	2.7%
% of Revenues	5.6%	5.7%

Depreciation and amortization expense increased in the thirty-nine weeks ended May 30, 2020 as compared to the prior year comparable period due primarily to higher capital expenditures placed in service over the past several quarters. The increase in depreciation and amortization reflects the Company’s continued capital investments in the business.

Operating Income

For the thirty-nine weeks ended May 30, 2020 and May 25, 2019, changes in our revenues and costs as discussed above resulted in the following changes in our operating income and operating income margin:

(In thousands, except percentages)	May 30, 2020	May 25, 2019	Dollar Change	Percent Change
Core Laundry Operations	$111,856	$157,338	$(45,482)	(28.9)%
Specialty Garments	15,886	12,073	3,813	31.6%
First Aid	4,188	3,673	515	14.0%
Operating income	$131,930	$173,084	$(41,154)	(23.8)%
Operating income margin	9.6%	13.0%

Other Income, net

(In thousands, except percentages)	May 30, 2020	May 25, 2019	Dollar Change	Percent Change
Interest income, net	$(5,590)	$(6,007)	$417	(6.9)%
Other expense, net	2,623	2,037	586	28.8%
Total other income, net	$(2,967)	$(3,970)	$1,003	(25.3)%

The decrease in other income, net, during the thirty-nine weeks ended May 30, 2020 as compared to the prior year comparable period was due primarily to lower interest income from declining interest rates and increased periodic pension costs.

Provision for Income Taxes

(In thousands, except percentages)	May 30, 2020	May 25, 2019	Dollar Change	Percent Change
Provision for income taxes	$30,690	$43,908	$(13,218)	(30.1)%
Effective income tax rate	22.8%	24.8%

The decrease in our effective tax rate for the thirty-nine weeks ended May 30, 2020 as compared to the prior year comparable period was due primarily to a $1.5 million benefit as a result of the relief of certain tax reserves and a $1.9 million discrete tax benefit related to the exercise of stock appreciation rights.

Liquidity and Capital Resources

General

Cash, cash equivalents and short-term investments totaled $421.3 million as of May 30, 2020, an increase of $71.8 million from May 25, 2019 when the amount totaled $349.4 million. We generated $205.4 million and $199.4 million in cash from operating activities in the thirty-nine weeks ended May 30, 2020 and May 25, 2019, respectively.

Pursuant to a share repurchase program approved by our Board of Directors on January 2, 2019, we repurchased 117,767 shares of our Common Stock for an aggregate of approximately $21.7 million during the thirty-nine weeks ended May 30, 2020.

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

Sources and uses of cash flows for the thirty-nine weeks ended May 30, 2020 and May 25, 2019, respectively, are summarized as follows:

(In thousands, except percentages)	May 30, 2020	May 25, 2019	Percent Change
Net cash provided by operating activities	$205,432	$199,439	3.0%
Net cash used in investing activities	(131,992)	(90,339)	46.1%
Net cash used in financing activities	(36,252)	(28,786)	25.9%
Effect of exchange rate changes	(1,276)	(1,416)	(9.9)%
Net increase (decrease) in cash, cash equivalents and short-term investments	$35,912	$78,898	(54.5)%

Cash Provided by Operating Activities

The increase in cash provided by operating activities was due primarily to lower expenditures on rental merchandise and improved collections on accounts receivable in the thirty-nine weeks ended May 30, 2020 as compared to the prior year comparable period.  Also contributing to the increase was the one-time bonus paid to our employees during the first quarter of fiscal 2019.  These increases were partially offset by cash received of $13.0 million in the second quarter of fiscal 2019 from the settlement agreement with the lead contractor for the version of the CRM system with respect to which we recorded a $55.8 million impairment charge in fiscal 2017. Also partially offsetting the increases was $3.0 million from the settlement of environmental litigation in the first quarter of fiscal 2019.

Cash Used in Investing Activities

The net increase in cash used in investing activities was due primarily to the acquisition of a Missouri-based industrial laundry business, which was completed in September 2019 for $38.8 million, using available cash on hand. Also contributing to the increase was an increase in capital expenditures of $3.0 million in the thirty-nine weeks ended May 30, 2020 as compared to the prior year comparable period.

Cash Used in Financing Activities

The increase in cash used in financing activities was due primarily to an increase in dividends paid of $5.0 million in the thirty-nine weeks ended May 30, 2020 as compared to the prior year comparable period.

Long-Term Debt and Borrowing Capacity

We have a $250 million unsecured revolving credit agreement (the “Credit Agreement”) with a syndicate of banks, which matures on April 11, 2021. Under the Credit Agreement, we are able to borrow funds at variable interest rates based on, at our election, the Eurodollar rate or a base rate, plus in each case a spread based on our consolidated funded debt ratio. Availability of credit requires compliance with certain financial and other covenants, including a maximum consolidated funded debt ratio and minimum consolidated interest coverage ratio as defined in the Credit Agreement. We test our compliance with these financial covenants on a fiscal quarterly basis. As of May 30, 2020, the interest rates applicable to our borrowings under the Credit Agreement would be calculated as LIBOR plus 75 basis points at the time of the respective borrowing. As of May 30, 2020, we had no outstanding borrowings and had outstanding letters of credit amounting to $70.8 million, leaving $179.2 million available for borrowing under the Credit Agreement.

As of May 30, 2020, we were in compliance with all covenants under the Credit Agreement.

Derivative Instruments and Hedging Activities

In June 2018, we entered into twelve forward contracts to exchange CAD for U.S. dollars at fixed exchange rates in order to manage our exposure related to the certain forecasted CAD denominated sales of one of our subsidiaries. The hedged transactions are specified as the first amount of CAD denominated revenues invoiced by one of our domestic subsidiaries each fiscal quarter, beginning in the third fiscal quarter of 2019 and continuing through the second fiscal quarter of 2022. In total, we will sell approximately 10.7 million CAD at an average Canadian-dollar exchange rate of 0.7814 over these quarterly periods. We concluded that the forward contracts met the criteria to qualify as a cash flow hedge under U.S. GAAP.

As of May 30, 2020, we had forward contracts with a notional value of approximately $5.9 million CAD outstanding and recorded the fair value of the contracts of $0.1 million in other long-term assets and $0.2 million in prepaid expenses and other current assets with a corresponding decrease in accumulated other comprehensive loss of $0.2 million, which was recorded net of tax. During both the thirteen and thirty-nine weeks ended May 30, 2020, we reclassified $0.1 million from accumulated other comprehensive income to revenue, related to the derivative financial instruments. The gain on these forward contracts that results in decrease to accumulated other comprehensive loss as of May 30, 2020 is expected to be reclassified to revenues prior to its maturity on February 25, 2022.

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

There is usually a range of reasonable estimates of the costs associated with each site. In accordance with U.S. GAAP, our accruals represent the amount within the range that we believe is the best estimate or the low end of a range of estimates if no point within the range is a better estimate. When we believe that both the amount of a particular liability and the timing of the payments are reliably determinable, we adjust the cost in current dollars using a rate of 3% for inflation until the time of expected payment and discount the cost to present value using current risk-free interest rates. As of May 30, 2020, the risk-free interest rates we utilized ranged from 0.7% to 1.4%.

For environmental liabilities that have been discounted, we include interest accretion, based on the effective interest method, in selling and administrative expenses on the Consolidated Statements of Income. The changes to the amounts of our environmental liabilities for the thirty-nine weeks ended May 30, 2020 were as follows (in thousands):

May 30, 2020
Beginning balance as of August 31, 2019	$27,718
Revisions in estimates	1,200
Costs incurred for which reserves have been provided	(961)
Insurance proceeds	90
Interest accretion	403
Changes in discount rates	1,426
Balance as of May 30, 2020	$29,876

Anticipated payments and insurance proceeds relating to currently identified environmental remediation liabilities as of May 30, 2020, for the next five fiscal years and thereafter, as measured in current dollars, are reflected below.

(In thousands)	2020	2021	2022	2023	2024	Thereafter	Total
Estimated costs – current dollars	$10,184	$2,186	$1,353	$1,091	$1,058	$12,032	$27,904
Estimated insurance proceeds	(69)	(173)	(159)	(173)	(159)	(693)	(1,426)
Net anticipated costs	$10,115	$2,013	$1,194	$918	$899	$11,339	$26,478
Effect of inflation							7,656
Effect of discounting							(4,258)
Balance as of May 30, 2020							$29,876

Estimated insurance proceeds are primarily received from an annuity received as part of our legal settlement with an insurance company. Annual proceeds of approximately $0.3 million are deposited into an escrow account which funds remediation and monitoring costs for two sites related to our former operations in Williamstown, Vermont. Annual proceeds received but not expended in the current year accumulate in this account and may be used in future years for costs related to this site through the year 2027. As of May 30, 2020, the balance in this escrow account, which is held in a trust and is not recorded in our Consolidated Balance Sheet, was approximately $4.5 million. Also included in estimated insurance proceeds are amounts we are entitled to receive pursuant to legal settlements as reimbursements from three insurance companies for estimated costs at the site in Uvalde, Texas.

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

Off-Balance Sheet Arrangements

As of May 30, 2020, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Securities and Exchange Commission Regulation S-K.

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

Contractual Obligations and Other Commercial Commitments

As of May 30, 2020, there were no material changes to our contractual obligations that were disclosed in our Annual Report on Form 10-K for the year ended August 31, 2019.

Recent Accounting Pronouncements

See Note 2, “Recent Accounting Pronouncements” to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for more information on recently implemented and issued accounting standards.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

We have determined that all of our foreign subsidiaries operate primarily in local currencies that represent the functional currencies of such subsidiaries. All assets and liabilities of our foreign subsidiaries are translated into U.S. dollars using the exchange rate prevailing at the balance sheet date. The effects of exchange rate fluctuations on the translation of assets and liabilities are recorded as a component of shareholders’ equity. Revenues and expenses are translated at the average exchange rates in effect during each month of the fiscal year. As such, our financial condition and operating results are affected by fluctuations in the value of the U.S. dollar as compared to currencies in foreign countries. Revenues denominated in currencies other than the U.S. dollar represented approximately 7.0% and 7.6% of total consolidated revenues for the thirteen and thirty-nine weeks ended May 30, 2020, respectively. Total assets denominated in currencies other than the U.S. dollar represented approximately 6.5% of total consolidated assets as of May 30, 2020 and August 31, 2019, respectively. If exchange rates had increased or decreased by 10% from the actual rates in effect during the thirteen and thirty-nine weeks ended May 30, 2020, our revenues would have increased or decreased by approximately $3.1 million and $10.5 million respectively, and total assets as of May 30, 2020 would have increased or decreased by approximately $14.0 million.

In June 2018, we entered into twelve forward contracts to exchange CAD for U.S. dollars at fixed exchange rates in order to manage our exposure related to the certain forecasted CAD denominated sales of one of our subsidiaries. The hedged transactions are specified as the first amount of CAD denominated revenues invoiced by one of our domestic subsidiaries each fiscal quarter, beginning in the third fiscal quarter of 2019 and continuing through the second fiscal quarter of 2022. In total, we will sell approximately 12.1 million CAD at an average Canadian-dollar exchange rate of 0.7814 over these quarterly periods. We concluded that the forward contracts met the criteria to qualify as a cash flow hedge under U.S. GAAP.

As of May 30, 2020, we had forward contracts with a notional value of approximately $5.9 million CAD outstanding and recorded the fair value of the contracts of $0.1 million in other long-term assets and $0.2 million in prepaid expenses and other current assets with a corresponding decrease in accumulated other comprehensive loss of $0.2 million, which was recorded net of tax. During both the thirteen and thirty-nine weeks ended May 30, 2020, we reclassified $0.1 million from accumulated other comprehensive income to revenue, related to the derivative financial instruments. The gain on these forward contracts that results in a decrease to accumulated other comprehensive loss as of May 30, 2020 is expected to be reclassified to revenues prior to its maturity on February 25, 2022.

Other than the forward contracts, discussed above, we do not operate a hedging program to mitigate the effect of a significant change in the value of the functional currencies of our foreign subsidiaries, which include the Canadian dollar, euro, British pound, Mexican peso and Nicaraguan cordoba, as compared to the U.S. dollar. Any losses or gains resulting from unhedged foreign currency transactions, including exchange rate fluctuations on intercompany accounts are reported as transaction losses (gains) in our other income, net. The intercompany payables and receivables are denominated in Canadian dollars, euros, British pounds, Mexican pesos and Nicaraguan cordobas. During the thirteen and thirty-nine weeks ended May 30, 2020, transaction losses of $1.0 million and $1.2 million, respectively, were included in other income. If exchange rates had increased or decreased by 10% during the thirteen and thirty-nine weeks ended May 30, 2020, we would have recognized exchange gains or losses of approximately $0.3 million and $0.5 million, respectively.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the third quarter of fiscal year 2020 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

The COVID-19 pandemic and resulting material adverse economic conditions have had, and may continue to have, a significant adverse impact on our business and could have a more material adverse impact on our business, financial condition and results of operations.

An outbreak of a novel strain of coronavirus (COVID-19) has occurred in a number of countries, including the United States, Canada and the European countries in which we operate.  National, state and local governments have responded to the COVID-19 pandemic in a variety of ways, including, without limitation, by declaring states of emergency, restricting people from gathering in groups or interacting within a certain physical distance (i.e., social distancing), and in certain cases, ordering businesses to close or limit operations or people to stay at home. Although we have been permitted to continue to operate in all of the jurisdictions in which we operate, including in jurisdictions that have mandated the closure of certain businesses and we expect to be permitted to operate under any orders or other restrictions imposed by any government authorities in the future, there is no assurance that we will be permitted to operate under every future government order or other restriction and in every location.  If we were to be subject to government orders or other restrictions on the operation of our business, we may be required to limit, or close, our operations at certain locations in the future.  Any such limitations or closures could have a material adverse impact on our ability to service our customers and on our business, financial condition and results of operations.  In particular, any limitations on, or closures of, our manufacturing facilities in Mexico or Nicaragua, or our distribution center in Owensboro, Kentucky, could have a material adverse impact on our ability to manufacture products and service customers and could have a material adverse impact on our business, financial condition and results of operations.

The COVID-19 pandemic has caused significant disruptions to our business and operations and could cause material disruptions to our business and operations in the future as a result of, among other things, quarantines, worker illness, worker absenteeism as a result of illness or other factors, social distancing measures and other travel, health-related, business or other restrictions. For similar reasons, the COVID-19 pandemic has also adversely impacted, and may continue to adversely impact, our suppliers and their manufacturers.  Depending on the extent and duration of all of the above-described effects on our business and operations and the business and operations of our suppliers, our costs could continue to increase, including our costs to address the health and safety of personnel, our ability to obtain products or services from suppliers may continue to be adversely impacted, our ability to service certain customers could be adversely impacted and, as a result, our business, financial condition and results of operations could be materially adversely affected.  In addition, depending on the extent and duration of the COVID-19 pandemic, we may be subject to significant increases in healthcare costs in the event that a significant number of our personnel become infected with COVID-19 and require medical treatment. As a result, any significant increases in healthcare costs as a result of COVID-19 or otherwise could have a material adverse impact on our business, financial condition and results of operations.

The COVID-19 pandemic has also resulted in material adverse economic conditions that are impacting, and may continue to impact, our business and the businesses of our suppliers and customers.  Unemployment levels have increased significantly, and the U.S. economy has entered an economic recession.  Some analysts have predicted that the current economic recession may persist for a significant period of time and become severe. Although the extent and duration of the impact of the COVID-19 pandemic on our business and operations and the business and operations of our customers and suppliers remain uncertain, the continued spread of COVID-19, the imposition of related public health measures and travel, health-related, business and other restrictions and the resulting materially adverse economic conditions may materially adversely impact our business, financial condition, results of operations and cash flows. The COVID-19 pandemic has also resulted in severe disruption and volatility in the financial markets, and the market price of our Common Stock on the New York Stock Exchange (“NYSE”) has, at times, declined dramatically.  Depending on the extent and duration of the COVID-19 pandemic, the price of our Common Stock on the NYSE may continue to experience volatility and declines.

As a result of our significant presence in energy producing regions, a prolonged drop in energy prices could negatively impact our financial results.

We have a substantial number of plants and conduct a significant portion of our business in energy producing regions in the U.S. and Canada. In general, we are relatively more dependent on business in these regions than are many of our competitors. For example, the dramatic decrease in oil prices beginning in 2014 directly affected our customers in the oil industry as they curtailed their level of operations, which had a corresponding effect on our customers in businesses which service or supply the oil industry as well as our customers in unrelated businesses located in areas which had benefited from the economic expansion generated by the robust growth driven by the higher oil prices in prior years. As a result, our organic growth in periods following that dramatic decrease in oil prices was negatively impacted by elevated headcount reductions in our wearer base as well as increased lost accounts.  Recent volatility in energy prices have had and may continue to have a significant impact on wearer levels at existing customers in our North American energy-dependent markets. Our operating results are also directly impacted by the costs of the gasoline used to fuel our vehicles and the natural gas used to operate our plants. While it is difficult to quantify the positive and negative impacts on our future financial results from changes in energy prices, in general, we believe that significant decreases in oil and natural gas prices would have an overall negative impact on our results due to cutbacks by our customers both in, and dependent upon, the oil and natural gas industries, which would outweigh the benefits in our operating costs from lower energy costs.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about repurchases of our equity securities during the thirteen weeks ended May 30, 2020:

	(a) Total Number of Shares of Stock Purchased(1)	(b) Average Price Paid per Share(1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs(1)
March 1, 2020 - March 28, 2020	46,667	$161.65	46,667	$47,736,951
March 29, 2020 - April 26, 2020	—	$—	—	$47,736,951
April 26, 2020 - May 30 , 2020	—	$—	—	$47,736,951
	46,667	$161.65	46,667

(1)

On January 2, 2019, our Board of Directors approved a share repurchase program authorizing the Company to repurchase from time to time up to $100.0 million of our outstanding shares of common stock. Repurchases made under the program, if any, will be made in either the open market or in privately negotiated transactions. The timing, manner, price and amount of any repurchases will depend on a variety of factors, including economic and market conditions, the Company stock price, corporate liquidity requirements and priorities, applicable legal requirements and other factors. The share repurchase program has been funded to date using our available cash and may be suspended or discontinued at any time.

In the thirteen weeks ended May 30, 2020, we repurchased 46,667 shares for an average price per share of $161.65.

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

UniFirst Corporation

July 9, 2020	By:	/s/ Steven S. Sintros
Steven S. Sintros
President and Chief Executive Officer

July 9, 2020	By:	/s/ Shane O’Connor
Shane O’Connor
Senior Vice President and Chief Financial Officer