Form 10-K
period 2020-08-29
UNIFIRST CORP
filed 2020-10-28
CIK 717954

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended August 29, 2020

☐Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of outstanding shares of the Registrant’s Common Stock and Class B Common Stock as of October 22, 2020 were 15,254,349 and 3,643,009, respectively. The aggregate market value of the voting stock of the Registrant held by non-affiliates as of February 29, 2020 (the last business day of the Registrant’s most recently completed second fiscal quarter), computed by reference to the closing sale price of such shares on such date, was approximately $2,782,540,590.

Documents Incorporated By Reference

The Registrant intends to file a Definitive Proxy Statement pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended, for its 2021 Annual Meeting of Shareholders within 120 days of the end of the fiscal year ended August 29, 2020. Portions of such Proxy Statement are incorporated by reference in Part III of this Annual Report on Form 10-K.

UniFirst Corporation

Annual Report on Form 10-K

For the Fiscal Year Ended August 29, 2020

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

ITEM 1. BUSINESS

GENERAL

UniFirst Corporation, a corporation organized under the laws of the Commonwealth of Massachusetts in 1950, together with its subsidiaries, hereunder referred to as “we”, “our”, the “Company”, or “UniFirst”, is one of the largest providers of workplace uniforms and protective work wear clothing in the United States. We design, manufacture, personalize, rent, clean, deliver, and sell a wide range of uniforms and protective clothing, including shirts, pants, jackets, coveralls, lab coats, smocks, aprons and specialized protective wear, such as flame resistant and high visibility garments. We also rent and sell industrial wiping products, floor mats, facility service products and other non-garment items, and provide restroom and cleaning supplies and first aid cabinet services and other safety supplies as well as certain safety training, to a variety of manufacturers, retailers and service companies. We serve businesses of all sizes in numerous industry categories. At certain specialized facilities, we also decontaminate and clean work clothes and other items that may have been exposed to radioactive materials and service special cleanroom protective wear and facilities.

Our principal services include providing customers with uniforms and other non-garment items, picking up soiled uniforms or other items on a periodic basis (usually weekly), and delivering, at the same time, cleaned and processed items. We offer uniforms in a wide variety of styles, colors, sizes and fabrics and with personalized emblems selected by the customer. Our centralized services, specialized equipment and economies of scale generally allow us to be more cost effective in providing garment services than customers could be themselves, particularly those customers with high employee turnover rates. During the fiscal year ended August 29, 2020 (“fiscal 2020”), we manufactured approximately 66% of the garments we placed in service. These were primarily work pants and shirts manufactured at three of our plants located in San Luis Potosi, Mexico, one plant located in Managua, Nicaragua, as well as at subcontract manufacturers that we utilize to supplement our manufacturing capacity in periods of high demand. Because we design and manufacture a majority of our own uniforms and protective clothes, we can produce custom garment programs for our larger customers, offer a diverse range of such designs within our standard line of garments and better control the quality, price and speed at which we produce such garments.

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

CUSTOMERS

We serve businesses of all sizes in numerous industry categories. During each of the past three years, no single customer in our Core Laundry Operations segment accounted for more than 10% of our revenues. Our typical customers include automobile service centers and dealers, delivery services, food and general merchandise retailers, light manufacturers, maintenance facilities, restaurants, and food-related businesses, service providers, soft and durable goods wholesalers, transportation companies, energy producing operations, healthcare providers and others who require employee clothing for image, identification, protection and/ or utility purposes. Among our largest customers of our conventional uniform rental business are divisions, units, regional operations or franchised agencies of major, nationally recognized organizations. With respect to our Specialty Garments segment, typical customers include government agencies, research and development laboratories, high technology companies, cleanroom operators, and utilities operating nuclear reactors. We currently service over 300,000 customer locations in the United States, Canada and Europe from 260 customer service, distribution and manufacturing facilities.

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

We measure the speed and accuracy of our customer service efforts on a weekly basis and, through our “Customers for Life” program, we continuously survey, record and report satisfaction levels as a means of evaluating current performance and highlighting areas for improvement.

COMPETITION

The uniform rental and sales industry is highly competitive. The principal methods of competition in the industry are the quality of products, the quality of service and price. Our principal competitors include Cintas Corporation, Alsco and Aramark. The remainder of the market, however, is divided among more than 600 smaller businesses, many of which serve one or a limited number of markets or geographic service areas. In addition to our traditional rental competitors, we may increasingly compete in the future with businesses that focus on selling uniforms and other related items. We also compete with industry competitors for acquisitions.

MANUFACTURING AND SOURCING

We manufactured approximately 66% of all garments which we placed in service during fiscal 2020. These garments were primarily work pants and shirts manufactured at three of our plants located in San Luis Potosi, Mexico, one plant located in Managua, Nicaragua, as well as at subcontract manufacturers that we utilize to supplement our manufacturing capacity in periods of high demand. The balance of the garments used in our programs are purchased from a variety of industry suppliers. While we currently acquire the raw materials with which we produce our garments from a limited number of suppliers, we believe that such materials are readily available from other sources. To date, we have experienced no significant difficulty in obtaining any of our raw materials or supplies. Currently, we also manufacture approximately 97% of the mats we place in service at our plant in Cave City, Arkansas.

EMPLOYEES

As of August 29, 2020, we employed approximately 14,000 persons, and approximately 1% of our United States employees are represented by a union pursuant to a collective bargaining agreement. We consider our employee relations to be good.

EXECUTIVE OFFICERS

Our executive officers are as follows:

NAME	AGE	POSITION
Steven S. Sintros	47	President and Chief Executive Officer
Shane O’Connor	46	Senior Vice President and Chief Financial Officer
Cynthia Croatti	65	Executive Vice President and Treasurer
David A. DiFillippo	63	Senior Vice President, Operations
David M. Katz	57	Senior Vice President, Sales and Marketing
Michael A. Croatti	51	Senior Vice President, Operations
William M. Ross	59	Senior Vice President, Operations

The principal occupation and positions for the past five years of our executive officers named above are as follows:

Steven S. Sintros joined our Company in 2004. Mr. Sintros is our President and Chief Executive Officer and a Director. He has had overall responsibility for management of our Company since July 2017. He previously served as our Chief Financial Officer from January 2009 until January 2018. Mr. Sintros served as a Finance Manager in 2004 and Corporate Controller from 2005 until January 2009.

Shane O’Connor joined our Company in 2005. Mr. O’Connor is a Senior Vice President and our Chief Financial Officer. He has had primary responsibility for overseeing the financial functions of our Company, as well as our information systems department, since January 2018. Mr. O’Connor previously served as our Corporate Controller from 2009 to 2016. In 2016, he left the Company to take the role of Senior Vice President and Chief Financial Officer at Unidine Corporation, a leader in dining management services, and he then rejoined our Company in January 2018.

Cynthia Croatti joined our Company in 1980. Ms. Croatti is an Executive Vice President and her primary focus is on advancing key initiatives aimed at enhancing the Company’s culture, branding, and long-term strategy.  During her tenure at the Company, she previously had primary responsibility for overseeing the human resources and purchasing functions. Ms. Croatti has served as a Director since 1995 and previously served as Treasurer beginning in 1982.

David A. DiFillippo joined our Company in 1979. Mr. DiFillippo is a Senior Vice President, Operations and has had primary responsibility for overseeing the operations of certain regions in the United States and Canada since 2002. From 2000 through 2002, Mr. DiFillippo served as Vice President, Central Rental Group and, prior to 2000, he served as a Regional General Manager.

David M. Katz joined our Company in 2009. Mr. Katz is a Senior Vice President and has had primary responsibility for overseeing the sales and marketing functions since joining our Company. Prior to joining our Company, Mr. Katz worked for DHL Express where he served as the Northeast Vice President of Field Sales from 2003 to 2007, the Northeast Vice President of National Account Sales from 2007 to 2008 and the Senior Vice President and General Manager of the Northeast from 2008 until 2009.

Michael A. Croatti joined our Company in 1987. Mr. Croatti is a Senior Vice President, Operations and has had primary responsibility for overseeing specified regions in the United States and the Company’s overall service operations since 2015. From 2012 through 2015, he served as Senior Vice President, Service; from 2002 through 2012, he served as Vice President, Central Rental Group; and prior to 2002, he held various operating positions within the Company. Michael A. Croatti is the nephew of Cynthia Croatti.

William M. Ross joined our Company in 1989. Mr. Ross is a Senior Vice President, Operations and has had primary responsibility for overseeing specified regions in the United States since 2016. From 2002 to 2016, Mr. Ross served as Regional Vice President of the Company. Prior to 2002, Mr. Ross held several sales and operations management positions at the Company.

ENVIRONMENTAL MATTERS

We, like our competitors, are subject to various federal, state and local laws and regulations governing, among other things, air emissions, wastewater discharges, and the generation, handling, storage, transportation, treatment and disposal of hazardous wastes and other substances. In particular, industrial laundries currently use and must dispose of detergent waste water and other residues, and, in the past, used perchloroethylene and other dry cleaning solvents. We are attentive to the environmental concerns surrounding the disposal of these materials and have through the years taken measures to avoid their improper disposal. We have settled, or contributed to the settlement of, past actions or claims brought against us relating to the disposal of hazardous materials at several sites and there can be no assurance that we will not have to expend material amounts to remediate the consequences of any such disposal in the future. Further, under environmental laws, an owner or lessee of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances located on, or in, or emanating from such property, as well as related costs of investigation and property damage. Such laws often impose liability without regard to whether the owner or lessee knew of, or was responsible for the presence of such hazardous or toxic substances. There can be no assurance that acquired or leased locations have been operated in compliance with environmental laws and regulations or that future uses or conditions will not result in the imposition of liability upon us under such laws or expose us to third-party actions such as tort suits. We continue to address environmental conditions under terms of consent orders negotiated with the applicable environmental authorities or otherwise with respect to certain sites. For additional discussion refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the risk factors set forth in this Annual Report on Form 10-K.

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

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and any documents incorporated by reference may contain forward-looking statements within the meaning of the federal securities laws. Forward-looking statements contained in this Annual Report on Form 10-K and any documents incorporated by reference are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words such as “estimates,” “anticipates,” “projects,” “plans,” “expects,” “intends,” “believes,” “seeks,” “could,” “should,” “may,” “will,” “strategy,” “objective,” “assume,” “strive,” or the negative versions thereof, and similar expressions and by the context in which they are used. Such forward-looking statements are based upon our current expectations and speak only as of the date made. Such statements are highly dependent upon a variety of risks, uncertainties and other important factors that could cause actual results to differ materially from those reflected in such forward-looking statements. Such factors include, but are not limited to, uncertainties caused by adverse economic conditions, including, without limitation, as a result of extraordinary events or circumstances such as the COVID-19 pandemic, and their impact on our customers’ businesses and workforce levels, disruptions of our business and operations, including limitations on, or closures of, our facilities, or the business and operations of our customers or suppliers in connection with extraordinary events or circumstances such as the COVID-19 pandemic, uncertainties regarding our ability to consummate and successfully integrate acquired businesses, uncertainties regarding any existing or newly-discovered expenses and liabilities related to environmental compliance and remediation, any adverse outcome of pending or future contingencies or claims, our ability to compete successfully without any significant degradation in our margin rates, seasonal and quarterly fluctuations in business levels, our ability to preserve positive labor relationships and avoid becoming the target of corporate labor unionization campaigns that could disrupt our business, the effect of currency fluctuations on our results of operations and financial condition, our dependence on third parties to supply us with raw materials, which such supply could be severely disrupted as a result of extraordinary events or circumstances such as the COVID-19 pandemic, any loss of key management or other personnel, increased costs as a result of any changes in federal or state laws, rules and regulations or governmental interpretation of such laws, rules and regulations, uncertainties regarding the price levels of natural gas, electricity, fuel and labor, the negative effect on our business from sharply depressed oil and natural gas prices, including, without limitation, as a result of extraordinary events or circumstances such as the COVID-19 pandemic, the continuing increase in domestic healthcare costs, increased workers’ compensation claim costs, increased healthcare claim costs, including as a result of extraordinary events or circumstances such as the COVID-19 pandemic, our ability to retain and grow our customer base, demand and prices for our products and services, fluctuations in our Specialty Garments business, political instability, supply chain disruption or infection among our employees in Mexico and Nicaragua where our principal garment manufacturing plants are located, including, without limitation, as a result of extraordinary events or circumstances such as the COVID-19 pandemic, our ability to properly and efficiently design, construct, implement and operate a new customer relationship management (“CRM”) computer system, interruptions or failures of our information technology systems, including as a result of cyber-attacks, additional professional and internal costs necessary for compliance with any changes in Securities and Exchange Commission, New York Stock Exchange and accounting rules, strikes and unemployment levels, our efforts to evaluate and potentially reduce internal costs, economic and other developments associated with the war on terrorism and its impact on the economy, the impact of foreign trade policies and tariffs or other impositions on imported goods on our business, results of operations and financial condition, general economic conditions, our ability to successfully implement our business strategies and processes, including our capital allocation strategies and the other factors described under “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K. We undertake no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made.

RISKS RELATING TO OUR BUSINESS AND INDUSTRY

We face intense competition within our industry, which may adversely affect our results of operations and financial condition.

The uniform rental and sales industry is highly competitive. The principal methods of competition in the industry are quality of products, quality of service and price. Our leading competitors include Cintas Corporation, Alsco and Aramark. The remainder of the market, however, is divided among more than 600 smaller businesses, many of which serve one or a limited number of markets or geographic service areas. In addition to our traditional rental competitors, we may increasingly compete in the future with businesses that focus on selling uniforms and other related items, including single-use disposable garments for use in the nuclear industry. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could have a material effect on our results of operations and financial condition. We also compete with industry competitors for acquisitions, which has the effect of increasing the price for acquisitions and reducing the number of acquisition candidates available to us. If we pay higher prices for businesses we acquire, our returns on investment and profitability may be reduced.

Adverse economic and business conditions or geopolitical events, including public health events such as the COVID-19 pandemic, may affect our customer base and negatively impact our sales and operating results.

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

We, like our competitors, are subject to various federal, state and local laws and regulations governing, among other things, air emissions, wastewater discharges, and the generation, handling, storage, transportation, treatment and disposal of hazardous wastes and other substances. In particular, industrial laundries currently use and must dispose of detergent waste water and other residues, and, in the past, used perchloroethylene and other dry cleaning solvents. We are attentive to the environmental concerns surrounding the disposal of these materials and have, through the years, taken measures to avoid their improper disposal. Over the years, we have settled, or contributed to the settlement of, past actions or claims brought against us relating to the disposal of hazardous materials at several sites and there can be no assurance that we will not have to expend material amounts to remediate the consequences of any such disposal in the future. Further, under environmental laws, an owner or lessee of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances located on, or in, or emanating from such property, as well as related costs of investigation and property damage. Such laws often impose liability without regard to whether the owner or lessee knew of, or was responsible for, the presence of such hazardous or toxic substances. There can be no assurance that acquired or leased locations have been operated in compliance with environmental laws and regulations or that future uses or conditions will not result in the imposition of liability upon us under such laws or expose us to third-party actions such as tort suits.

We continue to address environmental conditions under terms of consent orders negotiated with the applicable environmental authorities or otherwise with respect to sites located in or related to certain sites.

We have accrued certain costs related to certain sites, including but not limited to, sites in Woburn and Somerville, Massachusetts, as it has been determined that the costs are probable and can be reasonably estimated. We have potential exposure related to a parcel of land (the “Central Area”) related to a site in Woburn, Massachusetts. Currently, the consent decree for the Woburn site does not define or require any remediation work in the Central Area. The United States Environmental Protection Agency (the “EPA”) has provided us and other signatories to the consent decree with comments on the design and implementation of groundwater and soil remedies at the Woburn site and investigation of environmental conditions in the Central Area. We, and other signatories, have implemented and proposed to do additional work at the Woburn site but many of the EPA’s comments remain to be resolved. We have accrued costs to perform certain work responsive to the EPA’s comments. Additionally, we have implemented mitigation measures and continue to monitor environmental conditions at a site in Somerville, Massachusetts. We have received, responded, and agreed to undertake additional response actions pertaining to a notice of audit findings from the Massachusetts Department of Environmental Protection concerning a regulatory submittal that we made in 2009 for a portion of the site.  We have received demands from the local transit authority for reimbursement of certain costs associated with its construction of a new municipal transit station in the area of the Somerville site. This station is part of an ongoing extension of the transit system. We have reserved for costs in connection with this matter; however, in light of the uncertainties associated with this matter, these costs and the related reserve may change.

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

Our failure to implement successfully our acquisition strategy and to grow our business, due to the COVID-19 pandemic or otherwise, could adversely affect our ability to increase our revenues and could negatively impact our profitability.

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

As of August 29, 2020, we employ approximately 14,000 persons and approximately 1% of our United States employees are represented by a union pursuant to a collective bargaining agreement. Competitors within our industry have been the target of corporate unionization campaigns by multiple labor unions. While our management believes that our employee relations are good, we cannot assure you that we will not become the target of campaigns similar to those faced by our competitors. The potential for unionization could increase if the United States Congress passes federal “card check” legislation in the future. If we do encounter pressure from any labor unions in connection with our acquisitions of other businesses, any resulting labor unrest could disrupt our business by impairing our ability to produce and deliver our products. In addition, significant union representation would require us to negotiate wages, salaries, benefits and other terms with many of our employees collectively and could adversely affect our results of operations by increasing our labor costs or otherwise restricting our ability to maximize the efficiency of our operations.

We may incur unexpected cost increases due to rising healthcare costs, the Affordable Care Act and other labor costs.

The cost of healthcare that we provide to our employees has grown over the last few years at a rate in excess of our revenue growth and, as a result, has negatively impacted our operating results. Moreover, it is generally expected that healthcare costs in the United States will increase over the coming years at rates in excess of inflation. In addition, we may incur significant healthcare costs if a significant number of our employees experience injury or illness, including in connection with public health emergencies such as the COVID-19 pandemic.  For example, depending on the extent and duration of the COVID-19 pandemic, we may be subject to significant increases in healthcare costs in the event that a significant number of our personnel become infected with COVID-19 and require medical treatment.   As a result of these factors, and depending on the effect of any modifications we have made and may make in the future to our employee healthcare plans and enrollment levels in those plans, including as a result of the Affordable Care Act or any future legislation or regulation affecting the healthcare industry, we expect that our future operating results will continue to be further adversely impacted by increasing healthcare costs.

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

The price of fuel and energy needed to run our vehicles and equipment is unpredictable and fluctuates based on events outside our control, including geopolitical developments, supply and demand for oil and gas, actions by the Organization of the Petroleum Exporting Countries, or OPEC, and other oil and gas producers, war and unrest in oil producing countries, regional production patterns, limits on refining capacities, natural disasters, environmental concerns and public health emergencies, including pandemics such as the COVID-19 pandemic. Any increase in fuel and energy costs could adversely affect our operating costs.

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

A portion of our sales is derived from international markets. Revenue denominated in currencies other than the U.S. dollar represented approximately 6.9%, 7.0% and 8.1% of total consolidated revenues for fiscal 2020, the fiscal year ended August 31, 2019 (“fiscal 2019”) and the fiscal year ended August 25, 2018 (“fiscal 2018”), respectively. The operating results of our international subsidiaries are translated into U.S. dollars and such results are affected by movements in foreign currencies relative to the U.S. dollar. The strength of the U.S. dollar has generally increased recently as compared to other currencies, which has had, and may continue to have, an adverse effect on our operating results as reported in U.S. dollars. In addition, a weaker Canadian dollar increases the costs to our Canadian operations of merchandise and other operational inputs that are sourced from outside Canada, which has the effect of reducing the operating margins of our Canadian business if we are unable to recover these additional costs through price adjustments with our Canadian customers. Our international operations are also subject to other risks, including the requirement to comply with changing and conflicting national and local regulatory requirements; potential difficulties in staffing and labor disputes; managing and obtaining support and distribution for local operations; credit risk or financial condition of local customers; potential imposition of restrictions on investments; potentially adverse tax consequences, including imposition or increase of withholding and other taxes on remittances and other payments by subsidiaries; foreign exchange controls; and local political and social conditions. In addition, U.S. and foreign trade policies and tariffs and other impositions on imported goods may have a negative impact on our business. There can be no assurance that the foregoing factors will not have an adverse effect on our international operations or on our consolidated financial condition and results of operations.

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

Our market capitalization, from time to time, has experienced volatility due in part to turbulent economic conditions and disruption in the global equity and credit markets. Under accounting principles generally accepted in the United States (“U.S. GAAP”), we may be required to record an impairment charge if changes in circumstances or events indicate that the carrying values of our goodwill and intangible assets exceed their fair value and are not recoverable. Any significant and other-than-temporary decrease in our market capitalization could be an indicator, when considered together with other factors, that the carrying values of our goodwill and intangible assets exceed their fair value, which may result in our recording an impairment charge. We are unable to predict economic trends, but we continue to monitor the impact of changes in economic and financial conditions, including as a result of the COVID-19 pandemic, on our operations and on the carrying value of our goodwill and intangible assets. Should the value of our acquired goodwill or one or more of our acquired intangibles become impaired, our consolidated earnings and net worth may be materially adversely affected.

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

If our information technology systems suffer interruptions or failures, including as a result of cyber-attacks, our business operations could be disrupted or other material adverse impacts on our business could result.

Our information technology systems serve an important role in the efficient operation of our business. The failure of these information technology systems to perform as we anticipate could disrupt our business and negatively impact our results of operations. In addition, our information technology systems could be damaged or cease to function properly due to any number of causes, such as catastrophic events, power outages, security breaches, computer viruses or cyber-based attacks. While we have contingency plans in place to prevent or mitigate the impact of these events, if such events were to occur and our disaster recovery plans do not effectively address the issues on a timely basis, we could suffer interruptions in our ability to manage our operations and service our customers, and we may be required to make a significant investment to fix or replace our information technology systems, each of which may have a material adverse effect on our business and financial results. In addition, if customer, employee or our proprietary information is compromised by a security breach or cyber-attack, it could have a material adverse effect on our business, including as a result of remedial actions that we may be required to take, potential liabilities and penalties, loss of business and reputational damage. Our failure to properly respond to any such event could also result in exposure to liability.  We are subject to numerous laws and regulations in the United States and internationally designed to protect the information of clients, customers, employees, and other third parties that we collect and maintain. These laws and regulations are increasing in complexity and number. If we fail to comply with such laws or regulations, we may be subject to litigation, monetary damages, enforcement actions or fines in one or more jurisdictions, which could have an adverse effect on our business.

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

We manufactured approximately 66% of all garments which we placed in service during fiscal 2020. These were primarily work pants and shirts manufactured at three of our plants located in San Luis Potosi, Mexico, one plant located in Managua, Nicaragua, as well as at subcontract manufacturers that we utilize to supplement our manufacturing capacity in periods of high demand. The balance of the garments used in our programs are purchased from a variety of industry suppliers. While we currently acquire the raw materials with which we produce our garments from a limited number of suppliers, we believe that such materials are readily available from other sources. To date, we have experienced no significant difficulty in obtaining any of our raw materials or supplies. However, if we were to experience difficulty obtaining any of our raw materials from such suppliers and were unable to obtain new materials or supplies from other industry suppliers, or if the cost of obtaining such materials or supplies were to increase, it could adversely affect our results of operations.

Unexpected events could disrupt our operations and adversely affect our operating results.

Unexpected events, including, without limitation, fires at facilities, natural disasters, such as hurricanes, earthquakes and tornados, public health emergencies, war or terrorist activities, unplanned utility outages, pandemics such as the COVID-19 pandemic, supply disruptions, failure of equipment or information systems, temporary or long-term disruption of our computer systems, or changes in laws and/or regulations impacting our business, could adversely affect our operating results. These events could result in disruption of customer service, physical damage to one or more key operating facilities, the temporary closure of one or more key operating facilities or the temporary disruption of information systems. In addition, the destruction or temporary loss of our distribution facility in Owensboro, Kentucky would have a material adverse effect on our operations and financial results.

The COVID-19 pandemic and resulting material adverse economic conditions have had, and may continue to have, a significant adverse impact on our business and could have a more material adverse impact on our business, financial condition and results of operations.

An outbreak of a novel strain of coronavirus (COVID-19) has occurred in a number of countries, including the United States, Canada, Mexico, Nicaragua and the European countries in which we operate.  National, state and local governments have responded to the COVID-19 pandemic in a variety of ways, including, without limitation, by declaring states of emergency, restricting people from gathering in groups or interacting within a certain physical distance (i.e., social distancing), and in certain cases, ordering businesses to close or limit operations or people to stay at home. Although we have been permitted to continue to operate in all of the jurisdictions in which we operate, including in jurisdictions that have mandated the closure of certain businesses and we expect to be permitted to operate under any orders or other restrictions imposed by any government authorities in the future, there is no assurance that we will be permitted to operate under every future government order or other restriction and in every location.  If we were to be subject to government orders or other restrictions on the operation of our business, we may be required to limit, or close, our operations at certain locations in the future.  Any such limitations or closures could have a material adverse impact on our ability to service our customers and on our business, financial condition and results of operations.  In particular, any limitations on, or closures of, our manufacturing facilities in Mexico or Nicaragua, or our distribution center in Owensboro, Kentucky, could have a material adverse impact on our ability to manufacture products and service customers and could have a material adverse impact on our business, financial condition and results of operations.

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

As of October 22, 2020, to the Company’s knowledge, the members of the Croatti family owned, directly or indirectly, in the aggregate approximately 145,452 shares of our Common Stock and approximately 3,634,009 shares of our Class B Common Stock, which represents approximately 20.0% of the aggregate number of outstanding shares of our Common Stock and Class B Common Stock, but approximately 70.8% of the combined voting power of the outstanding shares of our Common Stock and Class B Common Stock. As a result, the members of the Croatti family, acting with other family members, could effectively control most matters requiring approval by our shareholders, including the election of a majority of the directors. While historically the members of the Croatti family have individually voted their respective shares of Class B Common Stock in the same manner, there is no contractual understanding requiring this and there is no assurance that the family members will continue to individually vote their shares of Class B Common Stock in the same manner. This voting control by the members of the Croatti family, together with certain provisions of our by-laws and articles of organization, could have the effect of delaying, deferring or preventing a change in control of our Company that would otherwise be beneficial to our public shareholders.

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

The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service (“IRS”) and the U.S. Treasury Department.  Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our Common Stock.  For example, tax legislation commonly known as the “Tax Cuts and Jobs Act” (the “TCJA”), signed into law on December 22, 2017, made significant changes to U.S. federal income tax laws, including a reduction of the corporate income tax rate from a top marginal rate of 35% to a flat rate of 21%. Certain provisions of the TCJA include, without limitation, new taxes on certain foreign sourced earnings and limitations on the deductibility of interest expense and executive compensation. The TCJA also imposed new limitations on the deduction of net operating losses and modified or repealed other business deductions and credits. Additionally, on March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which, among other things, suspends the limitation on the deduction for net operating losses in taxable years beginning before January 1, 2021,  permits a 5-year carryback of net operating losses arising in taxable years beginning after December 31, 2017 and before January 1, 2021, and generally amends the TCJA by capping the limitation on the deduction for net interest expense at 50% (as opposed to 30%) of adjusted taxable income for taxable years beginning in 2019 and 2020. We cannot predict when or to what extent any U.S. federal tax laws, regulations, interpretations, or rulings clarifying the TCJA or the CARES Act will be issued or the impact of any such guidance on the Company. Any such tax laws, regulations, interpretations, or rulings could have an adverse effect on our financial condition and results of operations. Certain key provisions of the TCJA that could impact us include, but are not limited to, international tax provisions that affect the overall tax rate applicable to income earned from non-U.S. operations and limitations on the deductibility of executive compensation. Other changes in tax laws or regulations in the jurisdictions in which we do business, including the United States or various states, could further increase our effective tax rate or impose new restrictions, costs or prohibitions on our current practices, reduce our net income and adversely affect our cash flows.  During the second quarter of fiscal 2019, the Company completed its accounting for the tax effects of enactment of the TCJA as required by the SEC’s Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”). There were no changes from the provisional calculation as recorded through August 25, 2018 to the final calculation.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of August 29, 2020, we owned or leased approximately 270 facilities containing an aggregate of approximately 7.9 million square feet located in the United States, Canada, Mexico, Europe and Nicaragua. We owned 132 of these facilities, containing approximately 5.8 million square feet. These facilities include our 347,500 square foot Owensboro, Kentucky distribution center and almost all of our industrial laundry processing plants. We believe our industrial laundry facilities are among the most modern in the industry.

We own substantially all of the machinery and equipment used in our operations. We believe that our facilities and our production, cleaning and decontamination equipment have been well maintained and are adequate for our present needs. We also own a fleet of approximately 4,200 delivery vans, trucks and other vehicles.

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

In addition, we, like our competitors, are subject to various federal, state and local laws and regulations governing, among other things, air emissions, wastewater discharges, and the generation, handling, storage, transportation, treatment and disposal of hazardous wastes and other substances. In particular, industrial laundries currently use and must dispose of detergent waste water and other residues, and, in the past, used perchloroethylene and other dry cleaning solvents. We have settled, or contributed to the settlement of, past actions or claims brought against us relating to the disposal of hazardous materials at several sites and there can be no assurance that we will not have to expend material amounts to remediate the consequences of any such disposal in the future. Further, under environmental laws, an owner or lessee of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances located on or in or emanating from such property, as well as related costs of investigation and property damage. Such laws often impose liability without regard to whether the owner or lessee knew of, or was responsible for, the presence of such hazardous or toxic substances. There can be no assurance that acquired or leased locations have been operated in compliance with environmental laws and regulations or that future uses or conditions will not result in the imposition of liability upon us under such laws or expose us to third-party actions such as tort suits. Refer to Note 11, “Commitments and Contingencies”, of our Consolidated Financial Statements for further discussion.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

COMMON STOCK INFORMATION

Our Common Stock trades on the New York Stock Exchange under the symbol “UNF”, while our Class B Common Stock is not publicly traded.

The approximate number of shareholders of record of our Common Stock and Class B Common Stock as of October 22, 2020 was 52 and 33, respectively. We believe that the number of beneficial owners of our Common Stock is substantially greater than the number of record holders because a large portion of our Common Stock is held of record in broker “street names”.

The following table sets forth information concerning our equity compensation plans as of August 29, 2020:

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities referenced in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	552,853	$132.14	311,055
Equity compensation plans not approved by security holders	—	N/A	—
Total	552,853	$132.14	311,055

(1)	Includes shares of Common Stock issuable upon vesting of restricted stock units.
(2)	Restricted stock units are not included in the weighted-average exercise price calculation because there is no exercise price associated with restricted stock units.

Stock Performance Graph

The graph below compares the cumulative five-year total return on UniFirst Corporation's Common Stock with the Russell 2000 Index and a customized peer group of three companies that includes: Aramark, Cintas Corporation and Rollins, Inc. The graph assumes an investment of $100 in each of UniFirst Corporation’s Common Stock, the Russell 2000 Index, and the performance through August 31, 2020, assuming the reinvestment of dividends.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements and Notes to Consolidated Financial Statements included in Item 8.

The selected consolidated balance sheet data set forth below as of August 29, 2020 and August 31, 2019 and the selected consolidated income statement data for each of the three years in the period ended August 29, 2020 are derived from our audited Consolidated Financial Statements included in this Annual Report on Form 10-K. All other selected consolidated financial data set forth below are derived from our audited financial statements not included in this Annual Report on Form 10-K. Current accounting guidance requires the income per share for each class of common stock to be calculated assuming 100% of our earnings are distributed as dividends to each class of common stock based on their respective dividend rights. Our Common Stock has a 25% dividend preference to our Class B Common Stock. The Class B Common Stock, which has ten votes per share as opposed to one vote per share for the Common Stock, is not freely transferable but may be converted at any time on a one-for-one basis into Common Stock at the option of the holder of the Class B Common Stock.

Five Year Financial Summary

UniFirst Corporation and Subsidiaries

Fiscal Year Ended August (In thousands, except per share data)	2020 (1)	2019 (2)	2018 (3)	2017 (4)	2016 (5)
Selected Balance Sheet Data:
Total assets	$2,199,027	$2,047,320	$1,843,386	$1,819,128	$1,702,007
Notes payable and long-term debt	$—	$—	$—	$—	$—
Shareholders’ equity	$1,741,129	$1,641,230	$1,464,967	$1,453,192	$1,364,781
Selected Income Statement Data:
Revenues	$1,804,159	$1,809,376	$1,696,489	$1,590,958	$1,468,046
Depreciation and amortization	$104,697	$103,333	$96,662	$88,879	$81,612
Operating income	$172,729	$232,008	$182,376	$110,283	$201,160
Other income, net	$(5,159)	$(5,916)	$(4,870)	$(4,840)	$(2,211)
Provision for income taxes	$42,118	$58,790	$23,351	$44,927	$78,345
Net income	$135,770	$179,134	$163,895	$70,196	$125,026
Income per share:
Basic—Common stock	$7.46	$9.77	$8.66	$3.63	$6.51
Basic—Class B Common Stock	$5.97	$7.81	$6.91	$2.91	$5.21
Diluted—Common stock	$7.13	$9.33	$8.21	$3.44	$6.17
Dividends per share:
Common stock	$1.00	$0.45	$0.30	$0.15	$0.15
Class B Common Stock	$0.80	$0.36	$0.24	$0.12	$0.12

(1)	During fiscal 2020, we purchased 0.1 million shares pursuant to a share repurchase program authorized by our Board of Directors. This did not benefit our earnings per share during fiscal 2020.

(2)

During fiscal 2019, we purchased 0.2 million shares pursuant to a share repurchase program authorized by our Board of Directors. This benefitted the Company’s diluted income per share by $0.05 in fiscal 2019.

During fiscal 2017, we recorded a pre-tax non-cash impairment charge of $55.8 million once it was determined that it was not probable that a CRM system that was being developed would be completed and placed into service. During fiscal 2020, we entered into a settlement agreement with our lead contractor for the version of the CRM system with respect to which we recorded the impairment charge. As part of the settlement agreement, we recorded a total gain of $21.1 million as a reduction of selling and administrative expenses, which includes our receipt of a one-time cash payment in the amount of $13.0 million as well as the forgiveness of amounts previously due the contractor. We also received hardware and related maintenance service with a fair value of $0.8 million as part of the settlement. This gain, net of tax, benefitted our diluted income per share by $0.81 in fiscal 2020.

(3)

Our fiscal 2018 results include the impact of the Tax Cuts and Jobs Act enacted on December 22, 2017, which resulted in a benefit to our provision for income taxes of $20.1 million ($1.01 per diluted share) from the remeasurement of deferred tax balances and the one-time transition tax. Our fiscal 2018 results also included a $7.2 million pre-tax one-time cash bonus to our employees to share with them the benefits received from recent U.S. tax reform. Such bonus expense, net of tax, reduced our diluted earnings per share by $0.25 in fiscal 2018.

On March 27, 2018, we repurchased 1.105 million shares of Class B Common Stock and 0.073 million shares of Common Stock for a combined $146.0 million in a private transaction with the Croatti family at a per share price of $124.00, which benefited our diluted income per share by $0.20 in fiscal 2018.

(4)

Our fiscal 2017 results included an impairment charge of capitalized costs as part of our ongoing CRM systems project totaling $55.8 million before tax. This loss, net of tax reduced our diluted earnings per share by $1.68 in fiscal 2017. Our fiscal 2017 results also include a $5.4 million pre-tax compensation expense as a result of the accelerated vesting of certain shares of restricted stock upon the death of our former Chief Executive Officer, Ronald Croatti, during the third quarter of fiscal 2017. This expense, net of tax, reduced our diluted earnings per share by $0.16.

(5)

In the fourth fiscal quarter of 2016, operating results benefited from a settlement of environmental litigation that resulted in the Company recording a $15.9 million pre-tax gain. This gain, net of tax, increased our diluted earnings per share by $0.48.

Our fiscal year ends on the last Saturday in August. For financial reporting purposes, fiscal 2019 consisted of 53 weeks and fiscal 2020, 2018, 2017 and 2016 consisted of 52 weeks each.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview

UniFirst Corporation, together with its subsidiaries, hereunder referred to as “we”, “our”, the “Company”, or “UniFirst”, is one of the largest providers of workplace uniforms and protective work wear clothing in the United States. We design, manufacture, personalize, rent, clean, deliver, and sell a wide range of uniforms and protective clothing, including shirts, pants, jackets, coveralls, lab coats, smocks, aprons and specialized protective wear, such as flame resistant and high visibility garments. We also rent and sell industrial wiping products, floor mats, facility service products and other non-garment items, and provide restroom and cleaning supplies and first aid cabinet services and other safety supplies as well as provide certain safety training, to a variety of manufacturers, retailers and service companies.

We serve businesses of all sizes in numerous industry categories. Typical customers include automobile service centers and dealers, delivery services, food and general merchandise retailers, food processors and service operations, light manufacturers, maintenance facilities, restaurants, service companies, soft and durable goods wholesalers, transportation companies, healthcare providers, and others who require employee clothing for image, identification, protection or utility purposes. We also provide our customers with restroom and cleaning supplies, including air fresheners, paper products, gloves, masks, hand soaps and sanitizers.

At certain specialized facilities, we also decontaminate and clean work clothes and other items that may have been exposed to radioactive materials and service special cleanroom protective wear and facilities. Typical customers for these specialized services include government agencies, research and development laboratories, high technology companies and utilities operating nuclear reactors.

Headquartered in Wilmington, Massachusetts, UniFirst Corporation (NYSE: UNF) is a North American leader in the supply and servicing of uniform and workwear programs, as well as the delivery of facility service programs. Together with its subsidiaries, the Company also provides first aid and safety products, and manages specialized garment programs for the cleanroom and nuclear industries. UniFirst manufactures its own branded workwear, protective clothing, and floorcare products; and with 260 service locations, over 300,000 customer locations, and 14,000 employee Team Partners, the Company outfits more than 2 million workers each business day. For more information, contact UniFirst at 800.455.7654 or visit UniFirst.com. U.S. GAAP establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information of those segments to be presented in interim financial reports issued to shareholders. Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the chief operating decision-maker, or decision-making group, in making decisions on how to allocate resources and assess performance. Our chief operating decision-maker is our Chief Executive Officer. We have six operating segments based on the information reviewed by our Chief Executive Officer: U.S. Rental and Cleaning, Canadian Rental and Cleaning, Manufacturing (“MFG”), Specialty Garments Rental and Cleaning (“Specialty Garments”), First Aid and Corporate. The U.S. Rental and Cleaning and Canadian Rental and Cleaning operating segments have been combined to form the U.S. and Canadian Rental and Cleaning reporting segment. Refer to Note 15, “Segment Reporting”, of our Consolidated Financial Statements for our disclosure of segment information.

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

Approximately 89% of our revenues in fiscal 2020 were derived from U.S. and Canadian Rental and Cleaning and Corporate. A key driver of this business is the number of workers employed by our customers. Our revenues are directly impacted by fluctuations in these employment levels. Revenues from Specialty Garments, which accounted for approximately 7% of our 2020 revenues, increase during outages and refueling by nuclear power plants, as garment usage increases at these times. First Aid represented approximately 4% of our total revenue in fiscal 2020.

Critical Accounting Policies and Estimates

We believe the following critical accounting policies reflect our more significant judgments and estimates used in the preparation of our Consolidated Financial Statements.

Use of Estimates

We prepare our financial statements in conformity with U.S. GAAP, which requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. We utilize key estimates in preparing the financial statements, including casualty and environmental estimates, recoverability of goodwill, intangibles, income taxes and long-lived assets. These estimates are based on historical information, current trends, and information available from other sources. Our results are affected by economic, political, legislative, regulatory and legal actions. Economic conditions, such as recessionary trends, inflation, interest and monetary exchange rates, government fiscal policies, government policies surrounding the containment of COVID-19 and changes in the prices of raw materials, can have a significant effect on operations. These factors and other events could cause actual results to differ from management's estimates.

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

Costs to Obtain a Contract

We defer commission expenses paid to employee-partners when the commissions are deemed to be incremental for obtaining the route servicing customer contract. The deferred commissions are amortized on a straight-line basis over the expected period of benefit, which is generally the estimated life of the customer relationship. We review the deferred commission balances for impairment on an ongoing basis. Deferred commissions are classified as current or noncurrent based on the timing of when we expect to recognize the expense. The current portion is included in prepaid expenses and other current assets and the non-current portion is included in other assets on our consolidated balance sheets. As of August 29, 2020, the current and non-current assets related to deferred commissions totaled $13.3 million and $55.6 million, respectively. As of August 31, 2019, the current and non-current assets related to deferred commissions totaled $12.4 million and $50.3 million, respectively. During fiscal 2020 and 2019, we recorded $13.7 million and $11.8 million, respectively, of amortization expense related to deferred commissions. This expense is classified in selling and administrative expenses on the consolidated statements of income.

Inventories and Rental Merchandise in Service

Our inventories are stated at the lower of cost or net realizable value, net of any reserve for excess and obsolete inventory. Judgments and estimates are used in determining the likelihood that new goods on hand can be sold to our customers or used in our rental operations. Historical inventory usage and current revenue trends are considered in estimating both excess and obsolete inventories. If actual product demand and market conditions are less favorable than the amount we projected, additional inventory write-downs may be required. We use the first-in, first-out method to value our inventories, which primarily consist of finished goods. Rental merchandise in service is being amortized on a straight-line basis over the estimated service lives of the merchandise, which range from six to thirty-six months. In establishing estimated lives for merchandise in service, our management considers historical experience and the intended use of the merchandise. Material differences may result in the amount and timing of operating profit for any period if we make significant changes to our estimates.

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

We completed our annual goodwill impairment test as of the first day of the fourth quarter in fiscal 2020 and the last day of the fourth quarter of each fiscal year in fiscal 2019 and 2018.  There have been no impairments of goodwill or other intangible assets in fiscal 2020, 2019 and 2018.

We cannot predict future economic conditions and their impact on the Company or the future net realizable value of our stock. A decline in our market capitalization and/or deterioration in general economic conditions could negatively and materially impact our assumptions and assessment of the fair value of our business. If general economic conditions or our financial performance deteriorate, we may be required to record a goodwill impairment charge in the future which could have a material impact on our financial condition and results of operations.

Property, plant and equipment, and definite-lived intangible assets are depreciated or amortized over their useful lives. Useful lives are based on our estimates of the period that the assets will generate economic benefits. Long-lived assets are evaluated for impairment whenever events or circumstances indicate an asset may be impaired. There were no material impairments of long-lived assets in fiscal 2020, 2019, and 2018.

Insurance

We self-insure for certain obligations related to healthcare, workers’ compensation, vehicles and general liability programs. We also purchase stop-loss insurance policies for workers’ compensation, vehicles and general liability programs to protect ourselves from catastrophic losses. Judgments and estimates are used in determining the potential value associated with reported claims and for events that have occurred but have not been reported. Our estimates consider historical claim experience and other factors. Our liabilities are based on our estimates, and, while we believe that our accruals are adequate, the ultimate liability may be significantly different from the amounts recorded. In certain cases where partial insurance coverage exists, we must estimate the portion of the liability that will be covered by existing insurance policies to arrive at our net expected liability. Receivables for insurance recoveries are recorded as assets, on an undiscounted basis. Changes in our claim experience, our ability to settle claims or other estimates and judgments we use could have a material impact on the amount and timing of expense for any given period.

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

The estimated liability for environmental contingencies has been discounted as of August 29, 2020 using risk-free interest rates ranging from 0.7% to 1.5% over periods ranging from ten to thirty years. The estimated current costs, net of legal settlements with insurance carriers, have been adjusted for the estimated impact of inflation at 3.0% per year. Changes in enacted laws, regulatory orders or decrees, our estimates of costs, risk-free interest rates, insurance proceeds, participation by other parties, the timing of payments, the input of our attorneys and outside consultants or other factual circumstances could have a material impact on the amounts recorded for our environmental and other contingent liabilities. Refer to Note 11, “Commitments and Contingencies”, of our Consolidated Financial Statements for additional discussion and analysis.

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

COVID-19 Assessment

The outbreak of a novel strain of coronavirus (COVID-19) continues to impact a number of countries, including the United States, Canada, Mexico, Nicaragua and the European countries in which we operate.  Developments continue to occur rapidly with respect to the spread of COVID-19 and its impact on human health and businesses.  New and changing government actions to address the COVID-19 pandemic continue to occur on a daily basis. Our revenues in the second half of fiscal 2020 were significantly adversely impacted as a result of many customers closing their businesses or operating at limited capacities. Although many of our customers have reopened or increased their operating levels as government restrictions have begun to be lifted, our sales to many such customers are below their pre-pandemic levels and may not return to such pre-pandemic levels.  In addition, although many of our customers reopened or increased their operating levels, such customers may again be forced to close or limit operations as any new COVID-19 outbreaks occur.  Any such closures or reductions in operating levels could have a significant adverse impact on our business.  At times during the pandemic, we have also experienced supply chain disruptions with respect to certain products, including hand sanitizer and masks.  Such disruptions continue to occur, but have moderated to some extent more recently.

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

We have assessed the current impact of COVID-19 on our consolidated financial condition, results of operations, and cash flows, as well as our estimates and accounting policies. We have made additional disclosures of these assessments, as necessary. Given the unprecedented nature of this situation, we cannot reasonably estimate the full extent of the impact COVID-19 will have on our consolidated financial condition, results of operations, and cash flows in the foreseeable future. The ultimate impact of COVID-19 on the Company is highly uncertain and will depend on future developments, and such impacts could exist for an extended period of time, even after the COVID-19 pandemic subsides.

As of August 29, 2020, our cash, cash equivalents, and short-term investments were $474.8 million, and we had access to $179.2 million of borrowing capacity under our $250 million unsecured revolving credit facility, which we believe will continue to help us manage the impacts of the COVID-19 pandemic on our business and address related liquidity needs.

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

Please see “Item 1A. Risk Factors” in this Annual Report on Form 10-K for an additional discussion of risks and potential risks of the COVID-19 pandemic on our business, financial condition and results of operations.

Results of Operations

The following table presents certain selected financial data, including the percentage of revenues represented by each item, for fiscal years 2020, 2019 and 2018.

							% Change
(In thousands, except for percentages)	Fiscal 2020	% of Revenues	Fiscal 2019	% of Revenues	Fiscal 2018	% of Revenues	Fiscal 2020 vs. Fiscal 2019	Fiscal 2019 vs. Fiscal 2018
Revenues	$1,804,159	100.0%	$1,809,376	100.0%	$1,696,489	100.0%	-0.3%	6.7%

Costs and expenses:
Cost of revenue (1)	1,164,932	64.6	1,139,195	63.0	1,056,724	62.3	2.3	7.8
Selling and administrative expenses (1)	361,801	20.1	334,840	18.5	360,727	21.3	8.1	(7.2)
Depreciation and amortization	104,697	5.8	103,333	5.7	96,662	5.7	1.3	6.9
	1,631,430	90.4	1,577,368	87.2	1,514,113	89.2	3.4	4.2

Operating income	172,729	9.6	232,008	12.8	182,376	10.8	(25.6)	27.2
Other income, net	(5,159)	(0.3)	(5,916)	(0.3)	(4,870)	(0.3)	(12.8)	21.5

Income before income taxes	177,888	9.9	237,924	13.1	187,246	11.0	(25.2)	27.1
Provision for income taxes	42,118	2.3	58,790	3.2	23,351	1.4	(28.4)	151.8

Net income	$135,770	7.5%	$179,134	9.9%	$163,895	9.7%	(24.2)%	9.3%

(1)	Exclusive of depreciation on our property, plant and equipment and amortization of our intangible assets.

Revenues and income (loss) from operations by reporting segment for fiscal 2020, 2019, and 2018 are presented in the following table. Refer to Note 15, “Segment Reporting”, of our Consolidated Financial Statements for a discussion of our reporting segments.

	Fiscal	Fiscal	Fiscal
(In thousands)	2020	2019	2018
Segment Information
Revenues
US and Canadian Rental and Cleaning	$1,552,179	$1,582,416	$1,485,548
MFG	214,683	254,218	247,530
Net intercompany MFG elimination	(214,683)	(254,111)	(247,424)
Corporate	49,306	33,682	37,994
Subtotal: Core Laundry Operations	1,601,485	1,616,205	1,523,648
Specialty Garments	133,185	132,767	118,477
First Aid	69,489	60,404	54,364
Total consolidated revenues	$1,804,159	$1,809,376	$1,696,489
Operating income (loss)
US and Canadian Rental and Cleaning	$247,392	$235,046	$213,322
MFG	64,097	84,248	89,035
Net intercompany MFG elimination	10,012	1,128	(9,658)
Corporate	(171,514)	(107,468)	(129,111)
Subtotal: Core Laundry Operations	149,987	212,954	163,588
Specialty Garments	17,845	14,145	14,070
First Aid	4,897	4,909	4,718
Total operating income	$172,729	$232,008	$182,376

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

Our business is subject to various state and federal regulations, including employment laws and regulations, minimum wage requirements, overtime requirements, working condition requirements, citizenship requirements, healthcare insurance mandates and other laws and regulations that impact our labor costs. Labor costs increased in fiscal 2020 as a result of increases in state and local minimum wage levels as well as the overall impact of wage pressure as the result of a low unemployment environment.

On December 22, 2017, the Tax Cuts and Jobs Act (the “TCJA”) was enacted into law, which, among other provisions, reduced the U.S. federal corporate income tax rate effective January 1, 2018 from a top marginal rate of 35% to a new 21% corporate rate and imposed a one-time transition tax on the deemed repatriation of certain deferred foreign income. We have made reasonable estimates of the effects of the TCJA and these estimates could change in future periods as we continue to analyze the effects of the TCJA (see Note 4, “Income Taxes” to our Consolidated Financial Statements included in this Annual Report on Form 10-K). As a result of the TCJA, U.S. corporations are subject to lower income tax rates, and we were required to remeasure our U.S. net deferred tax liabilities at a lower rate, resulting in a net benefit of $22.6 million recorded in the provision for income taxes as of August 25, 2018. Partially offsetting this benefit, we recorded a charge of $2.5 million for transition taxes related to the deemed repatriation of foreign earnings as of August 29, 2019.

A portion of our sales is derived from international markets, including Canada. Revenues denominated in currencies other than the U.S. dollar represented approximately 6.9%, 7.0% and 8.1% of total consolidated revenues for fiscal years 2020, 2019 and 2018, respectively. The operating results of our international subsidiaries are translated into U.S. dollars and such results are affected by movements in foreign currencies relative to the U.S. dollar. In addition, a weaker Canadian dollar increases the costs to our Canadian operations of merchandise and other operational inputs that are sourced from outside Canada, which has the effect of reducing the operating margins of our Canadian business if we are unable to recover these additional costs through price adjustments with our Canadian customers. In fiscal 2020 and 2019, foreign currency fluctuations impacted our consolidated revenues negatively by 0.1% and 0.3%, respectively. In fiscal 2018, foreign currency fluctuations negligibly impacted our consolidated revenues. These impacts were primarily driven by fluctuations in the Canadian dollar. Our operating results in future years could be negatively impacted by any further devaluation, as compared to the U.S. dollar, of the Canadian dollar or any of the currencies of the other countries in which we operate.

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

On January 2, 2019, our Board of Directors approved a share repurchase program authorizing the Company to repurchase from time to time up to $100.0 million of its outstanding shares of Common Stock. Repurchases made under the program, if any, will be made in either the open market or in privately negotiated transactions. The timing, manner, price and amount of any repurchases will depend on a variety of factors, including economic and market conditions, the Company stock price, corporate liquidity requirements and priorities, applicable legal requirements and other factors. The share repurchase program will be funded using the Company’s available cash or capacity under its Credit Agreement (as defined below) and may be suspended or discontinued at any time. During fiscal 2020, the Company repurchased 0.1 million shares for an average price per share of $184.67. During fiscal 2019, the Company repurchased 0.2 million shares for an average price per share of $154.78.

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

In fiscal 2018, we initiated a multiyear CRM project to further develop, implement and deploy a third-party application we licensed. This new solution is intended to improve functionality, capability and information flow as well as increase automation in servicing our customers. As of August 29, 2020, we have capitalized $22.6 million related to our new CRM project.

Our fiscal year ends on the last Saturday in August. For financial reporting purposes fiscal 2020 and fiscal 2018 both consisted of 52 weeks and fiscal 2019 consisted of 53 weeks.

Fiscal Year Ended August 29, 2020 Compared with Fiscal Year Ended August 31, 2019

Revenues

	Fiscal 2020	Fiscal 2019	Dollar Change	Percent Change
	(In thousands, except percentages)
Core Laundry Operations	$1,601,485	$1,616,205	$(14,720)	(0.9)%
Specialty Garments	133,185	132,767	418	0.3%
First Aid	69,489	60,404	9,085	15.0%
Total consolidated revenues	$1,804,159	$1,809,376	$(5,217)	(0.3)%

The decrease in our consolidated revenues in fiscal 2020 compared to the prior fiscal year was due primarily to a decline in our Core Laundry Operations.  Of this decline, 1.9% was due to the extra week in fiscal 2019. Also contributing to the decline was the negative impact on rental revenues from COVID-19 related customer closures as well as related wearer reductions at customers that remained open. These declines were partially offset in fiscal 2020 by a large direct sale of $20.1 million.

The Specialty Garments segment’s results are often affected by seasonality and the timing and length of its customers’ power reactor outages as well as its project-based activities. The improvement in revenues in fiscal 2020 compared to fiscal 2019 was due primarily to increased direct sales activity in our nuclear operations in the U.S. and Canada as well as strong performance in our cleanroom operations. These increases were partially offset by a decline in revenue from the extra week in fiscal 2019.

The increase in our First Aid revenues in fiscal 2020 compared to fiscal 2019 was due primarily to the strong performance in our wholesale distribution business and increased demand for the segment’s safety and personal protective equipment offerings as a result of COVID-19. These increases were partially offset by a decline in revenue from the extra week in fiscal 2019.

Cost of revenues

(In thousands, except percentages)	Fiscal 2020	Fiscal 2019	Dollar Change	Percent Change
Cost of revenues	$1,164,932	$1,139,195	$25,737	2.3%
% of Revenues	64.6%	63.0%

Core Laundry Operations cost of revenues as a percentage of revenues in fiscal 2020 increased from the prior fiscal year. This increase was due to a number of items, including the impact of the decline in our rental revenues on our cost structure, higher merchandise amortization as a percentage of revenues due to the amortization of prior period expenditures, higher cost of revenues related to the large $20.1 million direct sale, additional employee compensation expense, higher bad debt expense, higher casualty claims expense, as well as increased costs for internal-use safety supplies. These items were partially offset by lower incentive compensation, energy, travel-related and healthcare claim costs in fiscal 2020.

Our Specialty Garments cost of revenues as a percentage of revenues decreased in fiscal 2020 as compared to the prior fiscal year. The decrease was due primarily to lower production and service, delivery payroll and other delivery costs in fiscal 2020.

Selling and administrative expenses

(In thousands, except percentages)	Fiscal 2020	Fiscal 2019	Dollar Change	Percent Change
Selling and administrative expenses	$361,801	$334,840	$26,961	8.1%
% of Revenues	20.1%	18.5%

The increase in our selling and administrative expenses as a percentage of revenues in fiscal 2020 compared to fiscal 2019 was due primarily to a gain of $21.1 million in fiscal 2019 related to the settlement agreement with the lead contractor for the version of the CRM system with respect to which we recorded a $55.8 million impairment charge in fiscal 2017. Also contributing to the increase was a gain of $3.0 million from the settlement of environmental litigation in fiscal 2019 and higher indirect tax costs in fiscal 2020. The items driving the increase in fiscal 2020 were partially offset by lower healthcare claim, travel-related, incentive and other compensation-related costs.

Depreciation and amortization

(In thousands, except percentages)	Fiscal 2020	Fiscal 2019	Dollar Change	Percent Change
Depreciation and amortization	$104,697	$103,333	$1,364	1.3%
% of Revenues	5.8%	5.7%

Depreciation and amortization expense increased in fiscal 2020 as compared to the prior fiscal year due primarily to capital expenditures placed in service over the past several quarters. The increase in depreciation and amortization reflects our continued capital investments in the business.

Income from operations

For fiscal 2020, the changes in revenues in our Core Laundry Operations, Specialty Garments and First Aid segments, as well as the changes in our costs discussed above, resulted in the following changes in our income from operations:

	Fiscal 2020	Fiscal 2019	Dollar Change	Percent Change
	(In thousands, except percentages)
Core Laundry Operations	$149,987	$212,954	$(62,967)	(29.6)%
Specialty Garments	17,845	14,145	3,700	26.2%
First Aid	4,897	4,909	(12)	(0.2)%
Total consolidated income from operations	$172,729	$232,008	$(59,279)	(25.6)%
Percentage of total revenues	9.6%	12.8%

Other income, net

(In thousands, except percentages)	Fiscal 2020	Fiscal 2019	Dollar Change	Percent Change
Interest income, net	$(6,382)	$(9,082)	$2,700	(29.7)%
Other expense, net	1,223	3,166	(1,943)	(61.4)%
Total other income, net	$(5,159)	$(5,916)	$757	(12.8)%

The decrease in other income, net, during fiscal 2020 as compared to the prior fiscal year was due primarily to lower interest income from declining interest rates partially offset by higher foreign currency exchange gains.

Provision for income taxes

(In thousands, except percentages)	Fiscal 2020	Fiscal 2019	Dollar Change	Percent Change
Provision for income taxes	$42,118	$58,790	$(16,672)	(28.4)%
Effective income tax rate	23.7%	24.7%

The decrease in our effective income tax rate for fiscal 2020 as compared to fiscal 2019 was due primarily to a $1.8 million benefit as a result of the relief of certain tax reserves and a $1.6 million discrete tax benefit related to the exercise of stock appreciation rights.

Fiscal Year Ended August 31, 2019 Compared with Fiscal Year Ended August 26, 2018

Revenues

	Fiscal 2019	Fiscal 2018	Dollar Change	Percent Change
	(In thousands, except percentages)
Core Laundry Operations	$1,616,205	$1,523,648	$92,557	6.1%
Specialty Garments	132,767	118,477	14,290	12.1%
First Aid	60,404	54,364	6,040	11.1%
Total consolidated revenues	$1,809,376	$1,696,489	$112,887	6.7%

The increase of our consolidated revenues in fiscal 2019 compared to the prior fiscal year was due primarily to growth in our Core Laundry Operations.  The growth in our Core Laundry Operations was comprised of 3.8% of organic growth, 2.0% growth from the extra week in fiscal 2019 and 0.3% growth from acquisitions. Organic growth consists primarily of new sales, price increases, and net changes in the wearer levels at our existing customers, offset by lost accounts. Core Laundry Operations’ organic growth in fiscal 2019 benefitted from strong new accounts sales as well as reduced lost accounts.

The Specialty Garments segment’s results are often affected by seasonality and the timing and length of its customers’ power reactor outages as well as its project-based activities. The improvement in revenues in fiscal 2019 compared to fiscal 2018 was primarily comprised of 7.4% growth from acquisitions, 2.7% of organic growth from increased outages and project-

based activity at the segment’s Canadian and European nuclear customers, and 2.0% growth from the extra week in fiscal 2019.

The increase of our First Aid revenues in fiscal 2019 compared to fiscal 2018 was comprised of 7.8% of organic growth, 1.9% growth from the extra week in fiscal 2019 and 1.5% growth from acquisitions.

Cost of revenues

(In thousands, except percentages)	Fiscal 2019	Fiscal 2018	Dollar Change	Percent Change
Cost of revenues	1,139,195	1,056,724	82,471	7.8%
% of Revenues	63.0%	62.3%

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

Selling and administrative expense

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

The increase in our effective income tax rate for fiscal 2019 as compared to fiscal 2018 was due primarily to the impact of the TCJA, which lowered the U.S. federal corporate income tax rates as of January 1, 2018 to 21.0% from 35.0%. These new rates required us to remeasure our U.S. net deferred income tax liabilities in fiscal 2018. Also, we were subject to a one-time transition tax for the deemed repatriation of our deferred foreign income. The remeasurement of our U.S. net deferred tax liabilities and the one-time transition tax resulted in a $20.1 million net benefit to our provision for income taxes in the second quarter of fiscal 2018. For additional information pertaining to income taxes and the TCJA, please refer to Note 4, “Income Taxes” to our Consolidated Financial Statements included in this Annual Report on Form 10-K.

Liquidity and Capital Resources

General

Cash, cash equivalents and short-term investments totaled $474.8 million as of August 29, 2020, an increase of $89.5 million from $385.3 million as of August 31, 2019. We generated $286.7 million and $282.1 million in cash from operating activities in the fiscal years ended August 29, 2020 and August 31, 2019, respectively.

Pursuant to a share repurchase program approved by the Board of Directors on January 2, 2019, we repurchased 0.1 million shares of our Common Stock for an aggregate of approximately $21.7 million during fiscal 2020 and 0.2 million shares of our Common Stock for an aggregate $30.5 million during fiscal 2019. On March 27, 2018, we repurchased 1.105 million shares of Class B Common Stock and 0.073 million shares of Common Stock for a combined $146.0 million in a private transaction with the Croatti family at a per share price of $124.00.

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

(In thousands, except percentages)	Fiscal 2020	Fiscal 2019	Percent Change
Net cash provided by operating activities	$286,684	$282,142	1.6%
Net cash used in investing activities	(157,616)	(124,329)	26.8%
Net cash used in financing activities	(41,103)	(41,491)	(0.9)%
Effect of exchange rate changes	1,532	(1,493)	(202.6)%
Net increase in cash, cash equivalents and short-term investments	$89,497	$114,829	(22.1)%

Net Cash Provided by Operating Activities

The increase in net cash provided by operating activities was due primarily to lower expenditures on rental merchandise and declining accounts receivable in fiscal 2020 as compared to the prior fiscal year due to lower revenues.  Also contributing to the increase was the one-time bonus paid to our employees during the first quarter of fiscal 2019.  These increases were partially offset by cash received of $13.0 million in the second quarter of fiscal 2019 from the settlement agreement with the lead contractor for the version of the CRM system with respect to which we recorded a $55.8 million impairment charge in fiscal 2017. Also partially offsetting the increases was $3.0 million from the settlement of environmental litigation in the first quarter of fiscal 2019.

Net Cash Used in Investing Activities

The net increase in cash used in investing activities was due primarily to the acquisition of a Missouri-based industrial laundry business, which was completed in September 2019 for $38.8 million, using available cash on hand. This increase was partially offset by lower capital expenditures of $3.1 million in fiscal 2020 as compared to the prior year comparable period.

Net Cash Used in Financing Activities

The decrease in cash used in financing activities was due primarily to lower repurchases of Common Stock partially offset by an increase in dividends paid of $7.4 million in fiscal 2020 as compared to the prior fiscal year.

Long-term debt and borrowing capacity

We have a $250.0 million unsecured revolving credit agreement (the “Credit Agreement”) with a syndicate of banks, which matures on April 11, 2021. Under the Credit Agreement, we are able to borrow funds at variable interest rates based on, at our election, the Eurodollar rate or a base rate, plus in each case a spread based on our consolidated funded debt ratio. Availability of credit requires compliance with certain financial and other covenants, including a maximum consolidated funded debt ratio and minimum consolidated interest coverage ratio as defined in the Credit Agreement. We test our compliance with these financial covenants on a fiscal quarterly basis. As of August 29, 2020, the interest rates applicable to our borrowings under the Credit Agreement would be calculated as LIBOR plus 75 basis points at the time of the respective borrowing. As of August 29, 2020, we had no outstanding borrowings and had outstanding letters of credit amounting to $70.8 million, leaving $179.2 million available for borrowing under the Credit Agreement. We expect to replace the Credit Agreement prior to its maturity with a new revolving credit facility.

As of August 29, 2020, we were in compliance with all covenants under the Credit Agreement.

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

As of August 29, 2020, we had forward contracts with a notional value of approximately 5.0 million CAD outstanding and recorded the fair value of the contracts of 0.1 million CAD in prepaid expenses and other current assets with a corresponding $0.1 million gain in accumulated other comprehensive loss, which was recorded net of tax. During fiscal 2020, we reclassified $0.2 million from accumulated other comprehensive loss to revenue, related to the derivative financial instruments. The gain on these forward contracts that results in a decrease to accumulated other comprehensive loss as of August 29, 2020 is expected to be reclassified to revenues prior to its maturity on February 25, 2022.

Environmental and Legal Contingencies

We are subject to various federal, state and local laws and regulations governing, among other things, air emissions, wastewater discharges, and the generation, handling, storage, transportation, treatment and disposal of hazardous wastes and other substances. In particular, industrial laundries currently use and must dispose of detergent waste water and other residues, and, in the past, used perchloroethylene and other dry cleaning solvents. We are attentive to the environmental concerns surrounding the disposal of these materials and have, through the years, taken measures to avoid their improper disposal. We have settled, or contributed to the settlement of, past actions or claims brought against us relating to the disposal of hazardous materials at several sites and there can be no assurance that we will not have to expend material amounts to remediate the consequences of any such disposal in the future.

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

Under environmental laws, an owner or lessee of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances located on, or in, or emanating from such property, as well as related costs of investigation and property damage. Such laws often impose liability without regard to whether the owner or lessee knew of, or was responsible for, the presence of such hazardous or toxic substances. There can be no assurances that acquired or leased locations have been operated in compliance with environmental laws and regulations or that future uses or conditions will not result in the imposition of liability upon our Company under such laws or expose our Company to third party actions such as tort suits. We continue to address environmental conditions under terms of consent orders negotiated with the applicable environmental authorities or otherwise with respect to certain sites.

We have accrued certain costs related to certain sites, including but not limited to sites in Woburn and Somerville, Massachusetts, as it has been determined that the costs are probable and can be reasonably estimated. We have potential exposure related to a parcel of land (the “Central Area”) related to a site in Woburn, Massachusetts site. Currently, the consent decree for the Woburn site does not define or require any remediation work in the Central Area. The United States Environmental Protection Agency (the “EPA”) has provided us and other signatories to the consent decree with comments on the design and implementation of groundwater and soil remedies at the Woburn site and investigation of environmental conditions in the Central Area. We, and other signatories, have implemented and proposed to do additional work at the Woburn site but many of the EPA’s comments remain to be resolved. We have accrued costs to perform certain work responsive to the EPA’s comments. Additionally, we have implemented mitigation measures and continue to monitor environmental conditions at a site in Somerville, Massachusetts. We have received, responded, and agreed to undertake additional response actions pertaining to a notice of audit findings from the Massachusetts Department of Environmental Protection concerning a regulatory submittal that we made in 2009 for a portion of the site. We have received demands from the local transit authority for reimbursement of certain costs associated with its construction of a new municipal transit station in the area of the Somerville site. This station is part of an ongoing extension of the transit system. We have reserved for costs in connection with this matter; however, in light of the uncertainties associated with this matter, these costs and the related reserve may change.

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

There is usually a range of reasonable estimates of the costs associated with each site. In accordance with U.S. GAAP, our accruals represent the amount within the range that we believe is the best estimate or the low end of a range of estimates if no point within the range is a better estimate. When we believe that both the amount of a particular liability and the timing of the payments are reliably determinable, we adjust the cost in current dollars using a rate of 3% for inflation until the time of expected payment and discount the cost to present value using current risk-free interest rates. As of August 29, 2020, the risk-free interest rates we utilized ranged from 0.7% to 1.5%.

For environmental liabilities that have been discounted, we include interest accretion, based on the effective interest method, in selling and administrative expenses on the Consolidated Statements of Income. The changes to the amounts of our environmental liabilities for the years ended August 29, 2020 and August 31, 2019 are as follows (in thousands):

Year ended	August 29, 2020	August 31, 2019
Beginning balance	$27,718	$25,486
Costs incurred for which reserves have been provided	(1,160)	(1,079)
Insurance proceeds	111	143
Interest accretion	537	755
Changes in discount rates	1,133	2,239
Revisions in estimates	2,363	174
Ending balance	$30,702	$27,718

Anticipated payments and insurance proceeds of currently identified environmental remediation liabilities as of August 29, 2020 for the next five fiscal years and thereafter, as measured in current dollars, are reflected below (in thousands).

Fiscal year ended August	2021	2022	2023	2024	2025	Thereafter	Total
Estimated costs—current dollars	$11,368	$2,668	$1,371	$1,073	$1,076	$11,852	$29,408
Estimated insurance proceeds	(197)	(159)	(173)	(159)	(173)	(521)	(1,382)
Net anticipated costs	$11,171	$2,509	$1,198	$914	$903	$11,331	$28,026
Effect of inflation							7,251
Effect of discounting							(4,575)
Balance as of August 29, 2020							$30,702

Estimated insurance proceeds are primarily received from an annuity received as part of our legal settlement with an insurance company. Annual proceeds of approximately $0.3 million are deposited into an escrow account which funds remediation and monitoring costs for two sites related to our former operations. Annual proceeds received but not expended in the current year accumulate in this account and may be used in future years for costs related to this site through the year 2027. As of August 29, 2020, the balance in this escrow account, which is held in a trust and is not recorded in our Consolidated Balance Sheet, was approximately $4.5 million. Also included in estimated insurance proceeds are amounts we are entitled to receive pursuant to legal settlements as reimbursements from three insurance companies for estimated costs at one of our sites.

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

Contractual Obligations and Other Commercial Commitments

The following information is presented as of August 29, 2020 (in thousands).

	Payments Due by Fiscal Period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Retirement plan benefit payments	$44,084	$1,917	$3,254	$3,871	$35,042
Asset retirement obligations	13,920	—	3,514	—	10,406
Operating leases	44,228	13,458	18,273	8,602	3,895
Forward contracts	4,950	3,510	1,440	—	—
Purchase Commitments*	22,400	19,000	3,200	200	—
Total contractual cash obligations	$129,582	$37,885	$29,681	$12,673	$49,343

*Includes non-cancellable purchase commitments for inventories, software, and services.

We have uncertain tax positions that are reserved totaling $6.3 million as of August 29, 2020 that are excluded from the above table as we cannot make a reasonably reliable estimate of the period of cash settlement with the respective taxing authority.

We have accrued $30.7 million in costs related to certain environmental obligations we have to address under terms of consent orders negotiated with the applicable environmental authorities or otherwise. Refer to “Environmental and Legal Contingencies”, above for additional discussion on our environmental obligations.

As discussed above under “Long-Term Debt and Borrowing Capacity”, as of August 29, 2020, we had borrowing capacity of $250.0 million under our Credit Agreement, of which approximately $179.2 million was available for borrowing. Also, as of such date, we had no outstanding borrowings and letters of credit outstanding of $70.8 million. All letters of credit expire in less than one year. We expect to replace the Credit Agreement prior to its maturity with a new revolving line of credit on appropriate terms.

As discussed above under “Derivative Instruments and Hedging Activities”, as of August 29, 2020, we had forward contracts with a notional value of approximately 5.0 million CAD outstanding and recorded the fair value of the contracts of  $0.1 million in prepaid expenses and other current assets with a corresponding $0.1 million gain in accumulated other comprehensive loss, which was recorded net of tax. During fiscal 2020, we reclassified $0.2 million from accumulated other comprehensive loss to revenue, related to the derivative financial instruments. The gain on these forward contracts that results in decrease to accumulated other comprehensive loss as of August 29, 2020 is expected to be reclassified to revenues prior to its maturity on February 25, 2022.

Off Balance Sheet Arrangements

As of August 29, 2020, we did not have any off balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Securities and Exchange Commission Regulation S-K.

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

Energy Costs

Significant increases in energy costs, specifically with respect to natural gas and gasoline, can materially affect our operating costs. During fiscal 2020, our energy costs, which include fuel, natural gas, and electricity, represented approximately 3.6% of our total revenue.

Recent Accounting Pronouncements

See Note 1, “Summary of Significant Accounting Policies” to our Consolidated Financial Statements included in this Annual Report on Form 10-K for more information on recently implemented and issued accounting standards

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

We have determined that all of our foreign subsidiaries operate primarily in local currencies that represent the functional currencies of such subsidiaries. All assets and liabilities of our foreign subsidiaries are translated into U.S. dollars using the exchange rate prevailing at the balance sheet date. The effects of exchange rate fluctuations on the translation of assets and liabilities are recorded as a component of shareholders’ equity. Revenues and expenses are translated at the average exchange rates in effect during each month of the fiscal year. As such, our financial condition and operating results are affected by fluctuations in the value of the U.S. dollar as compared to currencies in foreign countries. Revenues denominated in currencies other than the U.S. dollar represented approximately 6.9%, 7.0% and 8.1% of our total consolidated revenues for fiscal 2020, 2019 and 2018, respectively. Total assets denominated in currencies other than the U.S. dollar represented approximately 6.7% and 6.9% of our total consolidated assets at August 29, 2020 and August 31, 2019, respectively. If exchange rates had increased or decreased by 10% from the actual rates in effect during the fiscal year ended August 29, 2020, our revenues and assets for the year ended and as of August 29, 2020 would have increased or decreased by approximately $12.5 million and $14.7 million, respectively.

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

As of August 29, 2020, we had forward contracts with a notional value of approximately $5.0 million CAD outstanding and recorded the fair value of the contracts of $0.1 million in prepaid expenses and other current assets with a corresponding $0.1 million gain in accumulated other comprehensive loss, which was recorded net of tax. During fiscal 2020, we reclassified $0.2 million from accumulated other comprehensive loss to revenue, related to the derivative financial instruments. The gain on these forward contracts that results in decrease to accumulated other comprehensive loss as of August 29, 2020 is expected to be reclassified to revenues prior to its maturity on February 25, 2022.

Other than the forward contracts discussed above, we do not operate a hedging program to mitigate the effect of a significant change in the value of the functional currencies of our foreign subsidiaries, which include the Canadian dollar, euro, British pound, Mexican peso and Nicaraguan cordoba, as compared to the U.S. dollar. Any losses or gains resulting from unhedged foreign currency transactions, including exchange rate fluctuations on intercompany accounts are reported as transaction losses (gains) in our other (income) expense, net. The intercompany payables and receivables are denominated in Canadian dollars, euros, British pounds, Mexican pesos and Nicaraguan cordobas. During the fiscal year ended August 29, 2020, transaction losses included in other expense (income), net, was $0.5 million. If exchange rates had changed by 10% during fiscal 2020, we would have recognized exchange gains or losses of approximately $0.4 million.

Please see “Item 1A. Risk Factors” in this Annual Report on Form 10-K for an additional discussion of risks and potential risks of the COVID-19 pandemic on our business, financial performance and the market price of our Common Stock.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Statements of Income

UniFirst Corporation and Subsidiaries

Year ended (In thousands, except per share data)	August 29, 2020	August 31, 2019	August 25, 2018
Revenues	$1,804,159	$1,809,376	$1,696,489

Operating expenses:
Cost of revenues (1)	1,164,932	1,139,195	1,056,724
Selling and administrative expenses (1)	361,801	334,840	360,727
Depreciation and amortization	104,697	103,333	96,662
Total operating expenses	1,631,430	1,577,368	1,514,113

Operating income	172,729	232,008	182,376

Other (income) expense:
Interest income, net	(6,382)	(9,082)	(5,543)
Other expense, net	1,223	3,166	673
Total other income, net	(5,159)	(5,916)	(4,870)

Income before income taxes	177,888	237,924	187,246
Provision for income taxes	42,118	58,790	23,351

Net income	$135,770	$179,134	$163,895

Income per share—Basic:
Common Stock	$7.46	$9.77	$8.66
Class B Common Stock	$5.97	$7.81	$6.91

Income per share—Diluted:
Common Stock	$7.13	$9.33	$8.21

Income allocated to—Basic:
Common Stock	$114,017	$150,247	$133,802
Class B Common Stock	$21,753	$28,887	$30,093

Income allocated to—Diluted:
Common Stock	$135,770	$179,134	$163,895

Weighted average number of shares outstanding—Basic:
Common Stock	15,276	15,385	15,454
Class B Common Stock	3,643	3,697	4,357

Weighted average number of shares outstanding—Diluted:
Common Stock	19,042	19,196	19,963

(1)	Exclusive of depreciation on the Company’s property, plant and equipment and amortization of its intangible assets.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income

UniFirst Corporation and Subsidiaries

Year ended (In thousands)	August 29, 2020	August 31, 2019	August 25, 2018
Net income	$135,770	$179,134	$163,895

Other comprehensive (loss) income:
Foreign currency translation adjustments	2,631	(3,524)	(5,184)
Pension benefit liabilities, net of income taxes	(787)	(5,104)	1,342
Change in fair value of derivatives, net of income taxes	25	252	247
Derivative financial instruments reclassified to earnings	(151)	(153)	(46)

Other comprehensive (loss) income	1,718	(8,529)	(3,641)

Comprehensive income	$137,488	$170,605	$160,254

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Balance Sheets

UniFirst Corporation and Subsidiaries

(In thousands, except share and par value data)	August 29, 2020	August 31, 2019
Assets
Current assets:
Cash, cash equivalents and short-term investments	$474,838	$385,341
Receivables, less reserves of $12,125 and $9,935, respectively	190,916	203,457
Inventories	106,269	100,916
Rental merchandise in service	154,278	184,318
Prepaid taxes	7,115	4,060
Prepaid expenses and other current assets	35,918	35,699
Total current assets	969,334	913,791
Property, plant and equipment, net	582,470	574,509
Goodwill	424,844	401,178
Customer contracts, net	56,946	56,588
Other intangible assets, net	28,590	16,132
Deferred income taxes	522	448
Operating lease right-of-use assets, net	42,710	—
Other assets	93,611	84,674
Total assets	$2,199,027	$2,047,320
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$64,035	$77,918
Accrued liabilities	132,965	111,721
Accrued taxes	527	205
Operating lease liabilities, current	12,569	—
Total current liabilities	210,096	189,844
Accrued liabilities	132,820	117,074
Accrued and deferred income taxes	85,721	99,172
Operating lease liabilities	29,261	—
Total liabilities	457,898	406,090
Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred Stock, $1.00 par value; 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $0.10 par value; 30,000,000 shares authorized; 15,251,176 and 15,332,759 shares issued and outstanding in 2020 and 2019, respectively	1,525	1,533
Class B Common Stock, $0.10 par value; 20,000,000 shares authorized; 3,643,009 shares issued and outstanding in both 2020 and 2019	364	364
Capital surplus	86,645	84,946
Retained earnings	1,684,565	1,588,075
Accumulated other comprehensive loss	(31,970)	(33,688)
Total shareholders’ equity	1,741,129	1,641,230
Total liabilities and shareholders’ equity	$2,199,027	$2,047,320

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Equity

UniFirst Corporation and Subsidiaries

(In thousands)	Common Shares	Class B Common Shares	Common Stock	Class B Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance, August 26, 2017	15,453	4,815	$1,545	$482	$86,245	$1,386,438	$(21,518)	$1,453,192
Net income	—	—	—	—	—	163,895	—	163,895
Pension benefit liabilities, net (1)	—	—	—	—	—	1,192	1,342	2,534
Change in fair value of derivatives	—	—	—	—	—	—	201	201
Foreign currency translation	—	—	—	—	—	—	(5,184)	(5,184)
Dividends declared	—	—	—	—	—	(5,586)	—	(5,586)
Share-based compensation, net (2)	—	—	—	—	2,204	(738)	—	1,466
Share-based awards exercised, net (1)	51	—	5	—	456	—	—	461
Repurchase of Common Stock	(73)	(1,105)	(7)	(111)	(5,932)	(139,962)	—	(146,012)
Balance, August 25, 2018	15,431	3,710	$1,543	$371	$82,973	$1,405,239	$(25,159)	$1,464,967
Net income	—	—	—	—	—	179,134	—	179,134
Pension benefit liabilities, net (1)	—	—	—	—	—	—	(5,104)	(5,104)
Change in fair value of derivatives	—	—	—	—	—	—	99	99
Foreign currency translation	—	—	—	—	—	—	(3,524)	(3,524)
Dividends declared	—	—	—	—	—	(8,243)	—	(8,243)
Shares converted	67	(67)	7	(7)	—	—	—	—
Share-based compensation, net (2)	—	—	—	—	2,997	—	—	2,997
Share-based awards exercised, net (1)	32	—	3	—	48	—	—	51
Repurchase of Common Stock	(197)	—	(20)	—	(1,072)	(29,423)	—	(30,515)
Cumulative effect of change in accounting principle	—	—	—	—	—	41,368	—	41,368
Balance, August 31, 2019	15,333	3,643	$1,533	$364	$84,946	$1,588,075	$(33,688)	$1,641,230
Net income	—	—	—	—	—	135,770	—	135,770
Pension benefit liabilities, net (1)	—	—	—	—	—	—	(787)	(787)
Change in fair value of derivatives	—	—	—	—	—	—	(126)	(126)
Foreign currency translation	—	—	—	—	—	—	2,631	2,631
Dividends declared	—	—	—	—	—	(18,185)	—	(18,185)
Share-based compensation, net (2)	—	—	—	—	2,268	—	—	2,268
Share-based awards exercised, net (1)	36	—	3	—	70	—	—	73
Repurchase of Common Stock	(118)	—	(11)	—	(639)	(21,095)	—	(21,745)
Balance, August 29, 2020	15,251	3,643	$1,525	$364	$86,645	$1,684,565	$(31,970)	$1,741,129

(1)	These amounts are shown net of the effect of income taxes.
(2)	These amounts are shown net of any shares withheld by the Company to satisfy certain tax withholdings obligations in connection with the vesting of certain shares of restricted stock.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statements of Cash Flows

UniFirst Corporation and Subsidiaries

Year ended (In thousands)	August 29, 2020	August 31, 2019	August 25, 2018
Cash flows from operating activities:
Net income	$135,770	$179,134	$163,895
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	104,697	103,333	96,662
Amortization of deferred financing costs	112	112	112
Forgiveness of a liability	—	(7,346)	—
Share-based compensation	5,999	5,761	4,638
Accretion on environmental contingencies	537	755	692
Accretion on asset retirement obligations	929	865	935
Other	2,524	(283)	(232)
Deferred income taxes	(12,152)	8,896	(7,861)
Changes in assets and liabilities, net of acquisitions:
Receivables, less reserves	14,589	(3,189)	(12,420)
Inventories	(5,066)	(10,736)	(11,051)
Rental merchandise in service	32,262	(10,324)	(21,572)
Prepaid expenses and other current assets and Other assets	840	(8,011)	(5,643)
Accounts payable	(10,702)	3,365	4,573
Accrued liabilities	19,866	(1,027)	12,233
Prepaid and accrued income taxes	(3,521)	20,837	5,112
Net cash provided by operating activities	286,684	282,142	230,073

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(41,221)	(4,919)	(42,665)
Capital expenditures, including capitalization of software costs	(116,717)	(119,815)	(112,747)
Proceeds from sale of assets	322	405	1,777
Other	—	—	(263)
Net cash used in investing activities	(157,616)	(124,329)	(153,898)

Cash flows from financing activities:
Proceeds from exercise of share-based awards	73	51	461
Taxes withheld and paid related to net share settlement of equity awards	(3,731)	(2,767)	(3,180)
Repurchase of Common Stock	(21,745)	(30,515)	(146,011)
Payment of cash dividends	(15,700)	(8,260)	(4,218)
Net cash used in financing activities	(41,103)	(41,491)	(152,948)

Effect of exchange rate changes	1,532	(1,493)	(2,467)

Net (decrease) increase in cash, cash equivalents and short-term investments	89,497	114,829	(79,240)
Cash, cash equivalents and short-term investments at beginning of period	385,341	270,512	349,752
Cash, cash equivalents and short-term investments at end of period	$474,838	$385,341	$270,512
Supplemental disclosure of cash flow information:
Capital expenditures in accounts payable	$6,637	$9,928	$15,050
Interest paid	$637	$750	$538
Income taxes paid, net of refunds received	$58,402	$28,354	$28,355

The accompanying notes are an integral part of these Consolidated Financial Statements.

Notes to Consolidated Financial Statements

UniFirst Corporation and Subsidiaries

1. Summary of Significant Accounting Policies

Business Description

UniFirst Corporation (the “Company”) is one of the largest providers of workplace uniforms and protective clothing in the United States. The Company designs, manufactures, personalizes, rents, cleans, delivers, and sells a wide range of uniforms and protective clothing, including shirts, pants, jackets, coveralls, lab coats, smocks, aprons and specialized protective wear, such as flame resistant and high visibility garments. The Company also rents and sells industrial wiping products, floor mats, facility service products and other non-garment items, and provides restroom and cleaning supplies and first aid cabinet services and other safety supplies as well as provide certain safety training, to a variety of manufacturers, retailers and service companies.

The Company serves businesses of all sizes in numerous industry categories. Typical customers include automobile service centers and dealers, delivery services, food and general merchandise retailers, food processors and service operations, light manufacturers, maintenance facilities, restaurants, service companies, soft and durable goods wholesalers, transportation companies, healthcare providers, and others who require employee clothing for image, identification, protection or utility purposes. The Company also provides its customers with restroom and cleaning supplies, including air fresheners, paper products, gloves, masks, hand soaps and sanitizers.

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

In December 2019, a novel strain of coronavirus (COVID-19) was reported to have surfaced in Wuhan, China, and has since spread globally. In March 2020, the World Health Organization characterized COVID-19 as a pandemic. Through the first two quarters of fiscal 2020, the COVID-19 pandemic did not have a significant impact on the Company’s business. However, efforts to contain the spread of COVID-19 intensified during the second half of the Company’s fiscal 2020. Most states and municipalities within the U.S. enacted temporary closures of businesses, issued quarantine orders and took other restrictive measures in response to the COVID-19 pandemic. Within the U.S., the Company’s business has been designated an essential business, which allows the Company to continue to serve customers that remain open. In these consolidated financial statements and related disclosures, the Company has assessed the current impact of COVID-19 on its consolidated financial condition, results of operations, and cash flows, as well as our estimates and accounting policies. The Company has made additional disclosures of these assessments, as necessary. Given the unprecedented nature of this situation, the Company cannot reasonably estimate the full extent of the impact COVID-19 will have on its consolidated financial condition, results of operations, or cash flows in the foreseeable future. The ultimate impact of COVID-19 on the Company is highly uncertain and will depend on future developments, and such impacts could exist for an extended period of time, even after the COVID-19 pandemic subsides.

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

Use of Estimates

The preparation of these Consolidated Financial Statements is in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) which requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. The Company utilizes key estimates in preparing the financial statements including casualty and environmental estimates, recoverability of goodwill, intangibles, income taxes and long-lived assets. These estimates are based on historical information, current trends, and information available from other sources. The Company’s results are affected by economic, political, legislative, regulatory and legal actions. Economic conditions, such as recessionary trends, inflation, interest and monetary exchange rates, government fiscal policies, government policies surrounding the containment of COVID-19 and changes in the prices of raw materials, can have a significant effect on operations. These factors and other events could cause actual results to differ from management's estimates.

Fiscal Year

The Company’s fiscal year ends on the last Saturday in August. For financial reporting purposes, fiscal year ended August 31, 2019 (“fiscal 2019”) consisted of 53 weeks, and fiscal years ended August 29, 2020 (“fiscal 2020”) and August 25, 2018 (“fiscal 2018”) both consisted of 52 weeks.

Cash, Cash Equivalents and Short-Term Investments

Cash, cash equivalents and short-term investments include cash in banks, money market securities, and bank short-term investments having original maturities of twelve months or less. As of August 29, 2020, the Company had no short-term investments. As of August 31, 2019, short-term investments consist of certificates of deposits totaling $4.9 million having original maturities of six and twelve months.

Accounts receivable

Accounts receivable represents amounts due from customers and is presented net of an allowance for doubtful accounts.  The Company utilizes its judgment and estimates are used in determining the collectability of accounts receivable and evaluating the adequacy of the allowance for doubtful accounts. The Company considers specific accounts receivable and historical bad debt experience, customer credit worthiness, current economic trends and the age of outstanding balances as part of its evaluation. When an account is considered uncollectible, it is written off against the allowance for doubtful accounts. In response to the economic disruption created by the COVID-19 pandemic and the resulting impact on our customer base, the Company performed an additional evaluation of amounts due from customers in fiscal 2020 that were deemed to be higher collection risk. This evaluation resulted in an allowance for doubtful accounts in excess of historical rates. The judgment applied to increase the allowance for doubtful accounts beyond our historical policy was deemed to be reasonable and supportable based on the data available as of the consolidated balance sheet date.

Financial Instruments

The Company’s financial instruments, which may expose the Company to concentrations of credit risk, include cash, cash equivalents and short-term investments, receivables, accounts payable and foreign exchange forward contracts. Each of these financial instruments is recorded at cost, which approximates its fair value given the short maturity of each financial instrument.

Revenue Recognition

Approximately 89.9% of the Company’s revenues are derived from fees for route servicing of Core Laundry Operations, Specialty Garments and First Aid services performed by the Company’s employees at the customer’s location of business. Revenues from the Company’s route servicing customer contracts represent a single-performance obligation. The Company recognizes these revenues over time as services are performed based on the nature of services provided and contractual rates (input method). Certain of the Company’s customer contracts, primarily within the Company’s Core Laundry Operations, include pricing terms and conditions that include components of variable consideration. The variable consideration is typically in the form of consideration due to a customer based on performance metrics specified within the contract. Specifically, some contracts contain discounts or rebates that the customer can earn through the achievement of specified volume levels. Each component of variable consideration is earned based on the Company’s actual performance during the measurement period specified within the contract. To determine the transaction price, the Company estimates the variable consideration using the most likely amount method, based on the specific contract provisions and known performance results during the relevant measurement period. When determining if variable consideration should be constrained, the Company considers whether factors outside its control could result in a significant reversal of revenue. In making these assessments, the Company considers the likelihood and magnitude of a potential reversal. The Company’s performance period generally corresponds with the monthly invoice period. No significant constraints on the Company’s revenue recognition were applied during fiscal 2020. The Company reassesses these estimates during each reporting period. The Company maintains a liability for these discounts and rebates within accrued liabilities on the consolidated balance sheets. Variable consideration also includes consideration paid to a customer at the beginning of a contract. The Company capitalizes this consideration and amortizes it over the life of the contract as a reduction to revenue in accordance with the accounting guidance for revenue recognition. These assets are included in other assets on the consolidated balance sheets.

The following table presents the Company’s revenues for fiscal 2020, 2019, and 2018 disaggregated by service type:

	Years ended
	August 29, 2020		August 31, 2019		August 25, 2018
(In thousands, except percentages)	Revenues	% of Revenues	Revenues	% of Revenues	Revenues	% of Revenues
Core Laundry Operations	$1,601,485	88.8%	$1,616,205	89.3%	$1,523,648	89.8%
Specialty Garments	133,185	7.4%	132,767	7.3%	118,477	7.0%
First Aid	69,489	3.9%	60,404	3.4%	54,364	3.2%
Total Revenues	$1,804,159	100.0%	$1,809,376	100.0%	$1,696,489	100.0%

During fiscal 2020, the percentage of revenues recognized over time as the services are performed was 94.7% of Core Laundry Operations revenues and 79.2% of Specialty Garments revenues. During fiscal 2020, 5.3% of Core Laundry Operations revenues, 20.8% of Specialty Garments revenues and 100% of First Aid revenues were recognized at a point in time, which generally occurs when the goods are transferred to the customer.

Costs to Obtain a Contract

The Company defers commission expenses paid to its employee-partners when the commissions are deemed to be incremental for obtaining the route servicing customer contract. The deferred commissions are amortized on a straight-line basis over the expected period of benefit. The Company reviews the deferred commission balances for impairment on an ongoing basis. Deferred commissions are classified as current or noncurrent based on the timing of when the Company expects to recognize the expense. The current portion is included in prepaid expenses and other current assets and the non-current portion is included in other assets on the Company’s consolidated balance sheets. As of August 29, 2020, the current and non-current assets related to deferred commissions totaled $13.3 million and $55.6 million, respectively. As of August 31, 2019, the current and non-current assets related to deferred commissions totaled $12.4 million and $50.3 million, respectively. During fiscal 2020 and 2019, we recorded $13.7 million and $11.8 million, respectively, of amortization expense related to deferred commissions. This amortization expense is classified in selling and administrative expenses on the consolidated statements of income.

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

The components of inventory as of August 29, 2020 and August 31, 2019 were as follows (in thousands):

	August 29, 2020	August 31, 2019
Raw materials	$20,266	$23,000
Work in process	2,730	2,864
Finished goods	83,273	75,052
Total inventory	$106,269	$100,916

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

The components of property, plant and equipment as of August 29, 2020 and August 31, 2019 were as follows (in thousands):

	August 29, 2020	August 31, 2019
Land, buildings and leasehold equipment	$558,277	$527,419
Machinery and equipment	585,211	565,319
Motor vehicles	278,098	253,841
	1,421,586	1,346,579
Less: accumulated depreciation	839,116	772,070
Total property, plant and equipment	$582,470	$574,509

The Company provides for depreciation on the straight-line method based on the date the asset is placed in service using the following estimated useful lives:

Buildings (in years)	30 — 40
Building components (in years)	10 — 20
Leasehold improvements	Shorter of useful life or term of lease
Machinery and equipment (in years)	3 — 10
Motor vehicles (in years)	3 — 5

Long-lived assets, including property, plant and equipment, are evaluated for impairment whenever events or circumstances indicate an asset may be impaired. There were no material impairments of long-lived assets in fiscal 2020, 2019 and 2018.

Goodwill and Other Intangible Assets

In accordance with U.S. GAAP, the Company does not amortize goodwill. Instead, the Company tests goodwill for impairment on an annual basis. Management completed its annual goodwill impairment test on the last day of the fourth quarter of each fiscal year prior to fiscal 2020. In fiscal 2020, the Company changed its annual goodwill impairment test date to the first day of the fourth quarter to better align with its internal business processes. In addition, U.S. GAAP requires that companies test goodwill if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit to which goodwill is assigned below its carrying amount.

Despite the significant excess fair value identified in the Company’s fiscal 2019 impairment assessment, the Company determined that its reduced cash flow projections and the significant decline in its market capitalization as a result of the COVID-19 pandemic indicated that an impairment loss may have been incurred as of the last day of the third quarter of fiscal 2020. Therefore, the Company qualitatively assessed whether it was more likely than not that the goodwill in each of its reporting units was impaired as of the last day of the third quarter of fiscal 2020. The Company reviewed its previous forecasts and assumptions based on its current projections, which are subject to various risks and uncertainties, including: (1) forecasted revenues, expenses and cash flows, including the duration and extent of the impact of the COVID-19 pandemic on the Company’s business (2) current discount rates, (3) the reduction in the Company’s market capitalization, (4) observable market transactions, (5) changes to the regulatory environment and (6) the nature and amount of government support that will be provided.

Based on the Company’s interim impairment assessment as of the last day of the third quarter of fiscal 2020, the Company determined that its goodwill was not impaired. The Company also concluded that its goodwill was not impaired on the first day of the fourth quarter of fiscal 2020, its new annual impairment test date. However, the Company is unable to predict how long these conditions will persist, what additional measures may be introduced by governments or private parties or what effect any such additional measures may have on its business. The majority of the Company’s goodwill resides within the US Core Laundry Operations reporting unit, for which there continues to exist significant excess fair value over book value.

The Company cannot predict future economic conditions and their impact on the Company or the future net realizable value of the Company’s stock. A decline in the Company’s market capitalization and/or deterioration in general economic conditions could negatively and materially impact the Company’s assumptions and assessment of the fair value of the Company’s business. If general economic conditions or the Company’s financial performance deteriorate, the Company may be required to record a goodwill impairment charge in the future which could have a material impact on the Company’s financial condition and results of operations.

Definite-lived intangible assets are amortized over their estimated useful lives, which are based on management’s estimates of the period that the assets will generate economic benefits. Definite-lived intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable in accordance with U.S. GAAP. There were no impairments of goodwill or indicators of impairment for definite-lived intangible assets in fiscal 2020, 2019 and 2018.

As of August 29, 2020, definite-lived intangible assets have a weighted average useful life of approximately 12.1 years. Customer contracts have a weighted average useful life of approximately 13.7 years and other intangible assets, net, which consist of primarily, restrictive covenants, software and trademarks, have a weighted average useful life of approximately 8.8 years.

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

The estimated liability for environmental contingencies has been discounted as of August 29, 2020 using risk-free interest rates ranging from 0.7% to 1.5% over periods ranging from ten to thirty years. The estimated current costs, net of legal settlements with insurance carriers, have been adjusted for the estimated impact of inflation at 3% per year. Changes in enacted laws, regulatory orders or decrees, management’s estimates of costs, risk-free interest rates, insurance proceeds, participation by other parties, the timing of payments, the input of the Company’s attorneys and outside consultants or other factual circumstances could have a material impact on the amounts recorded for environmental and other contingent liabilities. Refer to Note 11, “Commitments and Contingencies”, of these Consolidated Financial Statements for additional discussion and analysis.

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

Income Taxes

The Company computes income tax expense by jurisdiction based on its operations in each jurisdiction. Deferred income taxes are provided for temporary differences between the amounts recognized for income tax and financial reporting purposes at currently enacted tax rates. The Tax Cuts and Jobs Act of 2017 (the “TCJA”) included a mandatory one-time transition tax on accumulated earnings of foreign subsidiaries and, as a result, previously unremitted earnings for which no U.S. deferred tax liability had been accrued have now been subject to U.S. tax. Deferred tax assets and liabilities are determined by the differences between the consolidated financial statement carrying amounts and the tax basis of assets and liabilities. See Note 4, “Income Taxes” in these Consolidated Financial Statements for the types of items that give rise to significant deferred income tax assets and liabilities. Deferred income taxes are classified as assets or liabilities based on the classification of the related asset or liability for financial reporting purposes. The Company regularly reviews deferred tax assets for recoverability based upon projected future taxable income and the expected timing of the reversals of existing temporary differences. Although realization is not assured, management believes it is more likely than not that the recorded deferred tax assets will be realized.

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

Advertising Costs

Advertising costs are expensed as incurred and are classified as selling and administrative expenses. The Company incurred advertising costs of $3.8 million, $3.6 million and $2.8 million, for fiscal 2020, 2019 and 2018, respectively.

Share-Based Compensation

Compensation expense for all stock options, stock appreciation rights, unrestricted stock and restricted stock units (collectively, “Share-Based Awards”) is recognized ratably over the related vesting period, net of actual forfeitures. Certain Share-Based Awards in the form of stock appreciation rights and shares of unrestricted stock were granted during fiscal 2020, 2019 and 2018 to non-employee Directors of the Company, which were fully vested upon grant and, with respect to stock appreciation rights, expire eight years after the grant date. Accordingly, compensation expense related to these Share-Based Awards in fiscal 2020, 2019 and 2018 was recognized on the date of grant.

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

The following table sets forth the computation of basic income per share using the two-class method for amounts attributable to the Company’s shares of Common Stock and Class B Common Stock (in thousands, except per share data):

Year ended	August 29, 2020	August 31, 2019	August 25, 2018
Net income available to shareholders	$135,770	$179,134	$163,895
Allocation of net income for Basic:
Common Stock	$114,017	$150,247	$133,802
Class B Common Stock	21,753	28,887	30,093
	$135,770	$179,134	$163,895
Weighted average number of shares for Basic:
Common Stock	15,276	15,385	15,454
Class B Common Stock	3,643	3,697	4,357
	18,919	19,082	19,811
Income per share for Basic:
Common Stock	$7.46	$9.77	$8.66
Class B Common Stock	$5.97	$7.81	$6.91

The Company is required to calculate the diluted income per share for Common Stock using the more dilutive of the following two methods:

•	The treasury stock method; or
•	The two-class method assuming a participating security is not exercised or converted.

For fiscal 2020, 2019 and 2018, the Company’s diluted income per share assumes the conversion of all Class B Common Stock into Common Stock and uses the two-class method for its unvested participating shares. The following table sets forth the computation of diluted income per share of Common Stock for the years ended August 29, 2020, August 31, 2019 and August 25, 2018 (in thousands, except per share data):

	Year Ended August 29, 2020			Year Ended August 31, 2019			Year Ended August 25, 2018
	Earnings to Common shareholders	Common Shares	Income Per Share	Earnings to Common shareholders	Common Shares	Income Per Share	Earnings to Common shareholders	Common Shares	Income Per Share
As reported—Basic	$114,017	15,276	$7.46	$150,247	15,385	$9.77	$133,802	15,454	$8.66
Add: effect of dilutive potential common shares
Share-Based Awards	—	123		—	114		—	152
Class B Common Stock	21,753	3,643		28,887	3,697		30,093	4,357
Diluted Income Per Share— Common Stock	$135,770	19,042	$7.13	$179,134	19,196	$9.33	$163,895	19,963	$8.21

Share-Based Awards that would result in the issuance of 8,094, 8,325 and 4,972 shares, respectively, of Common Stock were excluded from the calculation of diluted earnings per share for fiscal 2020, 2019 and 2018 because they were anti-dilutive.

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

2. Acquisitions

During fiscal 2020, the Company completed eight business acquisitions with an aggregate purchase price of approximately $41.3 million. The allocations of the purchase prices with respect to certain assets acquired during fiscal 2020 are complete. The results of operations of these acquisitions have been included in the Company’s consolidated financial results since their respective acquisition dates. These acquisitions were not significant in relation to the Company’s consolidated financial results and, therefore, pro forma financial information has not been presented.

Aggregate information relating to the acquisition of businesses which were accounted for as purchases is as follows (in thousands, except number of businesses acquired):

Year ended	August 29, 2020	August 31, 2019	August 25, 2018
Number of businesses acquired	$8	$6	$9
Tangible assets acquired	6,370	322	7,743
Goodwill	23,544	3,929	21,459
Customer contracts	12,697	1,344	11,751
Other intangible assets	594	118	900
Liabilities assumed	(1,872)	—	(95)
Acquisition of businesses	$41,333	$5,713	$41,758

Tangible assets acquired primarily relate to accounts receivable, inventory, prepaid expenses and property, plant and equipment. Liabilities assumed primarily relate to leases, accounts payable and accrued liabilities.

The amount assigned to intangible assets acquired was based on their respective fair values determined as of the acquisition date. The excess of the purchase price over the tangible and intangible assets was recorded as goodwill. In fiscal 2020, 2019 and 2018, the goodwill was primarily allocated to the U.S. and Canadian Rental and Cleaning segment and is deductible for tax purposes.

In September 2019, the Company completed an acquisition for approximately $38.8 million. The all-cash transaction was structured as an asset acquisition, with the Company acquiring substantially all of the acquired company’s industrial laundry, industrial uniform rental and industrial direct sales assets.

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

All financial assets or liabilities that are measured at fair value on a recurring basis (at least annually) have been segregated into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date. The assets or liabilities measured at fair value on a recurring basis are summarized in the tables below (in thousands):

	As of August 29, 2020
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents	$196,478	$—	$—	$196,478
Pension plan assets	—	4,146	—	4,146
Foreign currency forward contracts	—	87	—	87
Total assets at fair value	$196,478	$4,233	$—	$200,711

	As of August 31, 2019
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents	$214,038	$—	$—	$214,038
Pension plan assets	—	4,603	—	4,603
Foreign currency forward contracts	—	254	—	254
Total assets at fair value	$214,038	$4,857	$—	$218,895

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

The Company’s foreign currency forward contracts represent contracts the Company has entered into to exchange Canadian dollars for U.S. dollars at fixed exchange rates in order to manage its exposure related to certain forecasted Canadian dollar denominated sales of one of its subsidiaries. These contracts are included in prepaid expenses and other current assets and other long-term assets as of August 29, 2020 and August 31, 2019. The fair value of the forward contracts is based on similar exchange traded derivatives and are, therefore, included within Level 2 of the fair value hierarchy.

4. Income Taxes

The provision / (benefit) for income taxes consists of the following (in thousands):

Fiscal year	2020	2019	2018
Current:
Federal	$40,084	$38,545	$23,815
Foreign	1,589	(200)	527
State	12,865	11,733	8,012
Total current	$54,538	$50,078	$32,354
Deferred:
Federal	$(8,522)	$7,289	$(11,517)
Foreign	(599)	645	363
State	(3,299)	778	2,151
Total deferred	$(12,420)	$8,712	$(9,003)
Total	$42,118	$58,790	$23,351

The following table reconciles the provision for income taxes using the statutory federal income tax rate to the actual provision for income taxes:

Fiscal year	2020	2019	2018
Income taxes at the statutory federal income tax rate	21.0%	21.0%	25.9%
State income taxes	4.4	4.3	4.1
Other	(1.7)	(0.6)	(2.8)
Deemed Repatriation of Non—U.S. Earnings, net foreign tax credits and other (collectively, Transition Tax)	—	—	1.4
Impact of U.S. tax reform federal tax rate reduction	—	—	(16.1)
Total	23.7%	24.7%	12.5%

The components of deferred income taxes included on the consolidated balance sheets are as follows (in thousands):

	August 29, 2020	August 31, 2019
Deferred Tax Assets
Payroll and benefit related	$17,451	$15,929
Insurance related	13,790	11,948
Environmental	7,856	7,093
Accrued expenses	6,270	2,164
Operating lease liabilities	8,720	—
Other	7,536	7,301
Total deferred tax assets	$61,623	$44,435
Deferred Tax Liabilities
Payroll and benefit related	$17,722	$16,056
Tax in excess of book depreciation	41,713	42,691
Purchased intangible assets	32,892	29,633
Rental merchandise in service	38,846	46,649
Operating lease right-of-use assets	8,952	—
Other	191	290
Total deferred tax liabilities	140,316	135,319
Net deferred tax liability	$78,693	$90,884

The Company regularly reviews deferred tax assets for recoverability based upon projected future taxable income and the expected timing of the reversals of existing temporary differences. Although realization is not assured, management believes it is more likely than not that the recorded deferred tax assets will be realized.

U.S. Tax Reform

The TCJA enacted on December 22, 2017, among other matters, reduced the U.S. federal corporate income tax rate from 35.0% to 21.0%, required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and created new taxes on certain foreign sourced earnings.

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

As a result of the TCJA, U.S. corporations are subject to lower income tax rates. For fiscal 2020 and 2019, the statutory tax rate was 21.0% compared to the applicable blended statutory tax rate of 25.9% for fiscal 2018.

During the second quarter of fiscal 2019, the Company completed its accounting for the tax effects of enactment of the TCJA as required by SAB 118. There were no changes from the provisional calculation as recorded through August 25, 2018 to the final calculation.

Effective tax rate

The Company’s effective tax rate for the fiscal year ended August 29, 2020 was 23.7% as compared to 24.7% for the corresponding period in the prior year. The decrease in the effective tax rate was primarily due to higher benefits of $2.1 million resulting from the release of certain tax reserves and the tax benefit related to the exercise of stock appreciation rights in fiscal 2020 compared to fiscal 2019.

Foreign tax effect

As of August 29, 2020, unremitted foreign earnings, have been retained by the Company’s foreign subsidiaries for indefinite reinvestment. Upon repatriation of those earnings, in the form of dividends or otherwise, the Company could be subject to immaterial withholding taxes payable to the various foreign countries.

Uncertain tax positions

As of August 29, 2020 and August 31, 2019, there was $6.3 million and $7.7 million, respectively, of unrecognized tax benefits, of which $5.6 million and $7.0 million, respectively, would favorably impact the Company’s effective tax rate, if recognized. The Company recognized interest and penalties related to uncertain tax positions as a component of income tax expense which is consistent with the recognition of these items in prior reporting periods. As of August 29, 2020 and August 31, 2019, the Company had accrued a total of $0.2 million and $0.2 million, respectively, in interest and penalties, in its long-term accrued liabilities. For the years ended August 29, 2020, August 31, 2019 and August 25, 2018 the Company recognized a nominal expense in its Consolidated Statement of Income related to interest and penalties.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at August 25, 2018	$2,198
Additions based on tax positions related to the current year	329
Additions for tax positions of prior years	5,535
Statute expirations	(394)
Balance at August 31, 2019	7,668
Additions based on tax positions related to the current year	475
Reduction for tax positions of prior years	(1,389)
Statute expirations	(424)
Balance at August 29, 2020	$6,330

The Company has a significant portion of its operations in the United States and Canada. It is required to file federal income tax returns as well as state income tax returns in a majority of the U.S. states and also in a number of Canadian provinces. At times, the Company is subject to audits in these jurisdictions, which typically are complex and can require several years to resolve. The final resolution of any such tax audits could result in either a reduction in the Company’s accruals or an increase in its income tax provision, both of which could have a material impact on the consolidated results of operations in any given period.

All U.S. and Canadian federal income tax statutes have lapsed for filings up to and including fiscal years 2015 and 2012, respectively. With a few exceptions, the Company is no longer subject to state and local income tax examinations for periods prior to fiscal 2016. The Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change significantly in the next 12 months.

5. Loans Payable and Long-term Debt

As of August 29, 2020 and August 31, 2019, the Company had no outstanding loans payable.

The Company has a $250.0 million unsecured revolving credit agreement (the “Credit Agreement”) with a syndicate of banks, which matures on April 11, 2021. Under the Credit Agreement, the Company is able to borrow funds at variable interest rates based on, at its election, the Eurodollar rate or a base rate, plus in each case a spread based on the Company’s consolidated funded debt ratio. Availability of credit requires compliance with certain financial and other covenants, including a maximum consolidated funded debt ratio and minimum consolidated interest coverage ratio as defined in the Credit Agreement. The Company tests its compliance with these financial covenants on a fiscal quarterly basis. As of August 29, 2020, the interest rates applicable to the Company’s borrowings under the Credit Agreement would be calculated as LIBOR plus 75 basis points at the time of the respective borrowing. As of August 29, 2020, the Company had no outstanding borrowings and had outstanding letters of credit amounting to $70.8 million, leaving $179.2 million available for borrowing under the Credit Agreement.

As of August 29, 2020, the Company was in compliance with all covenants under the Credit Agreement.

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

As of August 29, 2020, the Company had forward contracts with a notional value of approximately 5.0 million CAD outstanding and recorded the fair value of the contracts of $0.1 million in prepaid expenses and other current assets with a corresponding $0.1 million gain in accumulated other comprehensive loss, which was recorded net of tax. For the fiscal year ended August 29, 2020, the Company reclassified $0.2 million from accumulated other comprehensive loss to revenue, related to the derivative financial instruments. The gain on these forward contracts that results in a decrease to accumulated other comprehensive loss as of August 29, 2020 is expected to be reclassified to revenues prior to its maturity on February 25, 2022.

7. Employee Benefit Plans

Defined Contribution Retirement Savings Plan

The Company has a defined contribution retirement savings plan with a 401(k) feature for all eligible U.S. and Canadian employees not under collective bargaining agreements. The Company matches a portion of the employee’s contribution and may make an additional contribution at its discretion. Contributions charged to expense under the plan for fiscal 2020, 2019 and 2018 were $16.6 million, $19.7 million and $18.1 million, respectively.

Pension Plans and Supplemental Executive Retirement Plans

The Company accounts for its pension plans and Supplemental Executive Retirement Plan on an accrual basis over employees’ estimated service periods.

The Company maintains an unfunded Supplemental Executive Retirement Plan (“SERP”) for certain eligible employees of the Company. The benefits are based on the employee’s compensation upon retirement. The amount charged to expense related to this plan amounted to approximately $2.6 million, $2.1 million and $2.1 million for fiscal 2020, 2019 and 2018, respectively.

The Company maintains a non-contributory defined benefit pension plan (“UniFirst Plan”) covering employees at one of its locations. The benefits are based on years of service. The UniFirst Plan assets are invested in a Guaranteed Deposit Account (“GDA”) that is maintained and operated by Prudential Retirement Insurance and Annuity Company (“PRIAC”). All assets are merged with the general assets of PRIAC and are invested predominantly in privately placed securities and mortgages. At the beginning of each calendar year, PRIAC notifies the Company of the annual rates of interest which will be applied to the amounts held in the GDA during the next calendar year. In determining the interest rate to be applied, PRIAC considers the investment performance of the underlying assets of the prior year; however, regardless of the investment performance the annual interest rate applied per the contract must be a minimum of 3.25%. The amount charged to expense related to this plan amounted to approximately $0.2 million, $0.3 million and $0.3 million for fiscal 2020, 2019 and 2018.

In connection with one of the Company’s acquisitions, the Company assumed liabilities related to a frozen pension plan covering many of the acquired Company’s former employees (“Textilease Plan”). The pension benefits are based on years of service and the employee’s compensation. The Textilease Plan assets are held in a separate GDA with PRIAC; however the minimum interest rate per the Textilease Plan contract is 1.5%. The amount charged to expense related to this plan amounted to approximately $0, $0.5 million and $0.2 million, respectively, for fiscal 2020, 2019 and 2018.

The Company refers to its UniFirst Plan and Textilease Plan collectively as its “Pension Plans”.

The components of net periodic benefit cost related to the Company’s Pension Plans and SERP for fiscal 2020, 2019 and 2018 were as follows (in thousands):

	Pension Plans			SERP
	2020	2019	2018	2020	2019	2018
Service cost	$113	$114	$115	$918	$725	$694
Interest cost	131	260	257	1,027	1,148	1,027
Expected return on assets	(138)	(199)	(174)	—	—	—
Amortization of prior service cost	66	66	66	—	—	—
Amortization of unrecognized loss	—	51	102	703	247	362
Other events	12	503	96	—	—	—
Net periodic benefit cost	$184	$795	$462	$2,648	$2,120	$2,083

The Company’s obligations and funded status related to its Pension Plans and SERP as of August 29, 2020 and August 31, 2019 were as follows (in thousands):

	Pension Plans		SERP
	2020	2019	2020	2019
Change in benefit obligation:
Projected benefit obligation, beginning of year	$5,566	$7,449	$35,967	$27,547
Service cost	113	114	918	725
Interest cost	131	260	1,027	1,148
Actuarial loss	169	163	1,658	7,456
Benefits paid	(224)	(50)	(954)	(909)
Settlements	(287)	(2,370)	—	—
Projected benefit obligation, end of year	$5,468	$5,566	$38,616	$35,967

Change in plan assets:
Fair value of plan assets, beginning of year	$4,603	$6,325	$—	$—
Actual return on plan assets	54	170	—	—
Employer contributions	—	528	—	—
Benefits paid	(224)	(50)	—	—
Settlements	(287)	(2,370)	—	—
Fair value of plan assets, end of year	$4,146	$4,603	$—	$—
Funded status (net amount recognized):	$(1,322)	$(963)	$(38,616)	$(35,967)

As of August 29, 2020 and August 31, 2019, the accumulated benefit obligations for the Company’s Pension Plans were $5.5 million and $5.6 million, respectively. As of August 29, 2020 and August 31, 2019, the accumulated benefit obligations for the Company’s SERP were $30.7 million and $27.4 million, respectively.

The amounts recorded on the Consolidated Balance Sheet for the Company’s Pension Plans and SERP as of August 29, 2020 and August 19, 2019 were as follows (in thousands):

	Pension Plans		SERP
	2020	2019	2020	2019
Deferred tax assets	$279	$254	$3,144	$2,912
Accrued liabilities	$1,322	$963	$38,616	$35,967
Accumulated other comprehensive loss	$(819)	$(741)	$(9,234)	$(8,509)

As of August 29, 2020 and August 31, 2019, the amounts recognized in accumulated other comprehensive loss for the Company’s Pension Plans and SERP were as follows (in thousands):

	Pension Plans		SERP
	2020	2019	2020	2019
Net actuarial gain (loss)	$(1,011)	$(549)	$(9,234)	$(8,509)
Unrecognized prior service cost	192	(192)	—	—
Accumulated other comprehensive loss	$(819)	$(741)	$(9,234)	$(8,509)

The weighted average assumptions used in calculating the Company’s projected benefit obligation as of August 29, 2020 and August 31, 2019, were as follows:

	Pension Plans		SERP
	2020	2019	2020	2019
Discount rate	2.0%	2.7%	2.5%	2.9%
Rate of compensation increase	N/A	N/A	5.0%	5.0%

The weighted average assumptions used in calculating the Company’s net periodic service cost for the years ended August 29, 2020, August 31, 2019 and August 25, 2018, were as follows:

	Pension Plans			SERP
	2020	2019	2018	2020	2019	2018
Discount rate	2.7%	3.8%	3.2%	2.9%	4.0%	3.6%
Expected return on plan assets	3.5%	3.5%	3.5%	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	5.0%	5.0%	5.0%

The following benefit payments, which reflect expected future service, that are expected to be paid for the five fiscal years subsequent to August 29, 2020 and thereafter are as follows (in thousands):

	Pension Plans	SERP
2021	$723	$1,194
2022	214	1,363
2023	313	1,364
2024	307	1,560
2025	379	1,625
Thereafter	3,532	31,510
Total benefit payments	$5,468	$38,616

8. Goodwill and Other Intangible Assets

As discussed in Note 2, “Acquisitions”, when the Company acquires a business the amount assigned to the tangible assets and liabilities and intangible assets acquired is based on their respective fair values determined as of the acquisition date. The excess of the purchase price over the tangible assets and liabilities and intangible assets is recorded as goodwill. The following details the changes in the Company’s intangible assets and goodwill related to the Company’s acquisitions for the years ended August 29, 2020 and August 31, 2019 as well as the respective periods over which the assets will be amortized (in thousands, except weighted average life in years). These amounts include additional payments associated with prior year acquisitions:

Year ended	August 29, 2020	Weighted Average Life in Years	August 31, 2019	Weighted Average Life in Years
Goodwill	$23,544	N/A	$3,885	N/A
Customer contracts	12,697	14.1	1,070	10.0
Other intangible assets	594	5.3	118	3.0
Total intangible assets and goodwill acquired	$36,835		$5,073

The Company does not amortize goodwill, but it is reviewed annually or more frequently if certain indicators arise, for impairment. There were no impairment losses related to goodwill or intangible assets during the years ended August 29, 2020, August 31, 2019 and August 25, 2018.

The changes in the carrying amount of goodwill are as follows (in thousands):

Balance as of August 25, 2018	$397,422
Goodwill recorded during the period	3,885
Other	(129)
Balance as of August 31, 2019	$401,178
Goodwill recorded during the period	23,544
Other	122
Balance as of August 29, 2020	$424,844

As of August 29, 2020, the Company has allocated $413.2 million, $11.0 million and $0.6 million of goodwill to its U.S. and Canadian Rental and Cleaning, Specialty Garments and First Aid segments, respectively.

Intangible assets, net in the Company’s accompanying Consolidated Balance Sheets are as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
August 29, 2020
Customer contracts	$234,065	$177,119	$56,946
Software	66,014	39,020	26,994
Other intangible assets	35,741	34,145	1,596
	$335,820	$250,284	$85,536
August 31, 2019
Customer contracts	$221,306	$164,718	$56,588
Software	48,838	34,813	14,025
Other intangible assets	35,063	32,956	2,107
	$305,207	$232,487	$72,720

Estimated amortization expense for the five fiscal years subsequent to August 29, 2020 and thereafter, based on intangible assets, net as of August 29, 2020 is as follows (in thousands):

2021	$14,127
2022	12,573
2023	10,633
2024	9,367
2025	8,276
Thereafter	30,560
Total estimated amortization expense	$85,536

9. Accrued Liabilities

Accrued liabilities in the accompanying Consolidated Balance Sheet consists of the following (in thousands):

	August 29, 2020	August 31, 2019
Current liabilities:
Payroll and benefit related	$46,789	$36,634
Bonuses	13,803	14,288
Insurance related	34,403	31,778
Environmental related	11,172	9,785
Other	26,798	19,236
Total current liabilities	$132,965	$111,721
Long-term liabilities:
Benefit related	$38,744	$35,883
Environmental related	19,530	17,933
Asset retirement obligations	13,920	12,727
Insurance related	60,626	50,531
Total long-term liabilities	$132,820	$117,074
Total accrued liabilities	$265,785	$228,795

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

A rollforward of the Company’s asset retirement liability is as follows for fiscal 2020 and 2019 (in thousands):

	August 29, 2020	August 31, 2019
Beginning balance	$12,727	$13,668
Accretion expense	929	865
Effect of exchange rate changes	264	(165)
Change in estimate	—	(1,641)
Ending balance	$13,920	$12,727

The Company’s asset retirement obligations are included in current accrued liabilities in the accompanying Consolidated Balance Sheet.

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

The following table presents the operating lease cost and information related to the operating lease right-of-use assets, net and operating lease liabilities for the fifty-two weeks ended August 29, 2020:

(In thousands, except lease term and discount rate)
Lease cost
Operating lease costs including short-term lease expense and variable lease costs, which were immaterial in the period	$18,125

Operating cash flow impacts
Cash paid for amounts included in the measurement of operating lease liabilities	$13,048
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	$7,407
Weighted-average remaining lease term - operating leases	4.3
Weighted-average discount rate - operating leases	2.76%

Total rent expense on all leases was $15.2 million, $16.5 million and $14.8 million for the fiscal 2020, 2019 and 2018, respectively.  The contractual future minimum lease payments of the Company's operating lease liabilities by fiscal year are as follows as of August 29, 2020:

(In thousands)
2021	$13,458
2022	10,581
2023	7,692
2024	5,314
2025	3,288
Thereafter	3,895
Total payments	44,228
Less interest	2,380
Total present value of lease payments	$41,848

Environmental and Legal Contingencies

The Company and its operations are subject to various federal, state and local laws and regulations governing, among other things, air emissions, wastewater discharges, and the generation, handling, storage, transportation, treatment and disposal of hazardous wastes and other substances. In particular, industrial laundries currently use and must dispose of detergent waste water and other residues, and, in the past, used perchloroethylene and other dry-cleaning solvents. The Company is attentive to the environmental concerns surrounding the disposal of these materials and has, through the years, taken measures to avoid their improper disposal. The Company has settled, or contributed to the settlement of, past actions or claims brought against the Company relating to the disposal of hazardous materials at several sites and there can be no assurance that the Company will not have to expend material amounts to remediate the consequences of any such disposal in the future.

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

Under environmental laws, an owner or lessee of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances located on, or in, or emanating from, such property, as well as related costs of investigation and property damage. Such laws often impose liability without regard to whether the owner or lessee knew of, or was responsible for the presence of such hazardous or toxic substances. There can be no assurances that acquired or leased locations have been operated in compliance with environmental laws and regulations or that future uses or conditions will not result in the imposition of liability upon the Company under such laws or expose the Company to third-party actions such as tort suits. The Company continues to address environmental conditions under terms of consent orders negotiated with the applicable environmental authorities or otherwise with respect to certain sites.

The Company has accrued certain costs related to certain sites, including but not limited to sites in Woburn and Somerville, Massachusetts, as it has been determined that the costs are probable and can be reasonably estimated. The Company has potential exposure related to a parcel of land (the “Central Area”) related to a site in Woburn, Massachusetts. Currently, the consent decree for the Woburn site does not define or require any remediation work in the Central Area. The United States Environmental Protection Agency (the “EPA”) has provided the Company and other signatories to the consent decree with comments on the design and implementation of groundwater and soil remedies at the Woburn site and investigation of environmental conditions in the Central Area. The Company, and other signatories, have implemented and proposed to do additional work at the Woburn site but many of the EPA’s comments remain to be resolved. The Company has accrued costs to perform certain work responsive to the EPA’s comments. Additionally, the Company has implemented mitigation measures and continues to monitor environmental conditions at the Somerville, Massachusetts site. The Company has received, responded, and agreed to undertake additional response actions pertaining to a notice of audit findings from the Massachusetts Department of Environmental Protection concerning a regulatory submittal that the Company made in 2009 for a portion of the site.  The Company has received demands from the local transit authority for reimbursement of certain costs associated with its construction of a new municipal transit station in the area of the Somerville site. This station is part of an ongoing extension of the transit system. The Company has reserved for costs in connection with this matter; however, in light of the uncertainties associated with this matter, these costs and the related reserve may change.

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

There is usually a range of reasonable estimates of the costs associated with each site. In accordance with U.S. GAAP, the Company’s accruals reflect the amount within the range that it believes is the best estimate or the low end of a range of estimates if no point within the range is a better estimate. Where it believes that both the amount of a particular liability and the timing of the payments are reliably determinable, the Company adjusts the cost in current dollars using a rate of 3% for inflation until the time of expected payment and discounts the cost to present value using current risk-free interest rates. As of August 29, 2020, the risk-free interest rates utilized by the Company ranged from 0.7 to 1.5%.

For environmental liabilities that have been discounted, the Company includes interest accretion, based on the effective interest method, in selling and administrative expenses on the accompanying Consolidated Statements of Income. The changes to the Company’s environmental liabilities for fiscal 2020 and 2019 were as follows (in thousands):

Year ended	August 29, 2020	August 31, 2019
Beginning balance	$27,718	$25,486
Costs incurred for which reserves have been provided	(1,160)	(1,079)
Insurance proceeds	111	143
Interest accretion	537	755
Changes in discount rates	1,133	2,239
Revisions in estimates	2,363	174
Ending balance	$30,702	$27,718

Anticipated payments and insurance proceeds of currently identified environmental remediation liabilities as of August 29, 2020, for the next five fiscal years and thereafter, as measured in current dollars, are reflected below.

(In thousands)	2021	2022	2023	2024	2025	Thereafter	Total
Estimated costs—current dollars	$11,368	$2,668	$1,371	$1,073	$1,076	$11,852	$29,408
Estimated insurance proceeds	(197)	(159)	(173)	(159)	(173)	(521)	(1,382)
Net anticipated costs	$11,171	$2,509	$1,198	$914	$903	$11,331	$28,026
Effect of inflation							7,251
Effect of discounting							(4,575)
Balance as of August 29, 2020							$30,702

Estimated insurance proceeds are primarily received from an annuity received as part of a legal settlement with an insurance company. Annual proceeds of approximately $0.3 million are deposited into an escrow account which funds remediation and monitoring costs for two sites related to former operations. Annual proceeds received but not expended in the current year accumulate in this account and may be used in future years for costs related to this site through the year 2027. As of August 29, 2020, the balance in this escrow account, which is held in a trust and is not recorded in the Company’s accompanying Consolidated Balance Sheet, was approximately $4.5 million. Also included in estimated insurance proceeds are amounts the Company is entitled to receive pursuant to legal settlements as reimbursements from three insurance companies for estimated costs at one of its sites.

The Company’s nuclear garment decontamination facilities are licensed by the Nuclear Regulatory Commission (“NRC”), or, in certain cases, by the applicable state agency, and are subject to regulation by federal, state and local authorities. There can be no assurance that such regulation will not lead to material disruptions in the Company’s garment decontamination business.

During fiscal 2017, the Company recorded a pre-tax non-cash impairment charge of $55.8 million once it was determined that it was not probable that a Customer Relationship Management (“CRM”) system that was being developed would be completed and placed into service. On December 28, 2018, the Company entered into a settlement agreement with its lead contractor for the version of the CRM system with respect to which the Company recorded the impairment charge. As part of the settlement agreement, the Company recorded in the second quarter of fiscal 2019 a total gain of $21.1 million as a reduction of selling and administrative expenses, which includes the Company’s receipt of a one-time cash payment in the amount of $13.0 million as well as the forgiveness of amounts previously due the contractor. The Company also received hardware and related maintenance service with a fair value of $0.8 million as part of the settlement.

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

Other Contingent Liabilities

As security for certain agreements with the NRC and various state agencies related to the nuclear operations (see above) and certain insurance programs, the Company had standby irrevocable bank commercial letters of credit of $70.8 million and $71.8 million outstanding as of August 29, 2020 and August 31, 2019, respectively.

Non-cancellable purchase commitments for inventories, software, and services amounted to $22.4 million as of August 29, 2020, of which $19.0 million will be paid in less than 1 year, $3.2 million will be paid in 1 to 3 years, and the remaining will be paid in 3 to years.

12. Share-based Compensation

The Company adopted a stock incentive plan (the “1996 Plan”) in November 1996 and reserved 1,500,000 shares of Common Stock for issuance under the 1996 Plan. The 1996 Plan provided for the issuance of stock options and stock appreciation rights. The Company ceased granting new awards under the 1996 Plan as of January 21, 2011, and the 1996 Plan expired in accordance with its terms on January 8, 2012. The Company adopted a stock incentive plan (the “2010 Plan”) in October 2010 and reserved 600,000 shares of Common Stock for issuance under the 2010 Plan. The 2010 Plan replaced the Company’s 1996 Plan. The 2010 Plan permits the award of incentive and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock and performance shares (collectively referred to as “Share-Based Awards”) as well as dividend equivalent rights and cash-based awards. On October 27, 2014, the Board of Directors, subject to the approval of the Company’s shareholders, which was received at the 2015 annual meeting of shareholders, adopted an amendment to the 2010 Plan to, among other matters, reserve for issuance an additional 750,000 shares and extend to 2025 the time period awards may be granted under the 2010 Plan. As of August 29, 2020, the number of remaining shares available for future grants under the 2010 Plan was 311,055. Share-based compensation, which includes expense related to Share-Based Awards, has been recorded in the accompanying Consolidated Statements of Income in selling and administrative expenses.

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

In fiscal 2019 and 2018, a total of 291 and 234 shares of fully vested unrestricted stock, respectively, were granted to certain non-employee Directors of the Company. No such shares were granted during fiscal 2020. Accordingly, compensation expense related to the 2019 and 2018 unrestricted stock was recognized on the date of grant.

In each of fiscal 2020, 2019 and 2018, the Company granted a total of 5,000 stock appreciation rights under the 2010 Plan to the Company’s non-employee Directors. Such stock appreciation rights were fully vested upon grant, expire on the earlier of the eighth anniversary of the grant date or the second anniversary of the date that the Director ceases to be a member of the Board of Directors and must be settled in stock at the time of exercise. Accordingly, compensation expense related to the stock appreciation rights was recognized on the date of grant.

As of August 29, 2020, the total compensation cost not yet recognized related to non-vested Share-Based Awards was approximately $13.7 million. The weighted average period over which compensation cost for Share-Based Awards will be recognized is 2.2 years.

All stock appreciation rights issued to employees were granted with an exercise price equal to the fair net realizable value of the Company’s Common Stock on the date of grant. Other than certain stock appreciation rights which vest 20% on each anniversary of the grant date over a five-year period and beginning in fiscal 2020, certain stock appreciation rights which vest 60% on the third anniversary of the grant date and 20% on each of the fourth and fifth anniversaries of the grant date, stock appreciation rights are subject to a five-year cliff-vesting schedule under which the awards become fully vested or exercisable after five years from the date of grant and expire ten years after the grant date. Share-Based Awards granted to the Company’s non-employee Directors were fully vested as of the date of grant. Beginning in fiscal 2009, non-employee Director Share-Based Award grants in the form of stock options and stock appreciation rights expire on the earlier of the eighth anniversary of the grant date or the second anniversary of the date that the Director ceases to be a member of the Board of Directors.

Time-based restricted stock units granted to employees vest either 20% on each anniversary of the grant date over a five-year period, 33% on each anniversary of the grant date over a three-year period or on a five-year cliff vesting schedule under which the awards become fully vested after five years from the date of grant. Beginning in fiscal 2020, certain time-based restricted stock units granted to employees vest 60% on the third anniversary of the grant date and 20% on each of the fourth and fifth anniversaries of the grant date.  Generally, performance-based restricted stock units granted to employees are earned based on whether and the extent to which the Company achieves certain consolidated revenues and adjusted operating margins.

The fair value of each stock appreciation right is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used:

Fiscal year ended August	2020	2019	2018
Risk-free interest rate	1.69%	3.07%	2.23%
Expected dividend yield	0.50%	0.48%	0.18%
Expected life in years	5.60	7.24	7.41
Expected volatility	22.4%	22.9%	23.1%

The weighted average fair values of Share-Based Awards granted in the form of stock appreciation rights during fiscal years 2020, 2019 and 2018 were $46.58, $46.20 and $47.51, respectively.

The following table summarizes the Share-Based Awards activity in the form of stock options and stock appreciation rights for fiscal 2020:

	Number of Shares	Weighted Average Exercise Price
Outstanding, August 31, 2019	570,250	$122.03
Granted	35,396	203.04
Exercised	(92,501)	98.96
Forfeited	(18,212)	121.83
Outstanding, August 29, 2020	494,933	$132.14

Exercisable, August 29, 2020	150,099	$113.69

The following table summarizes the Share-Based Awards activity in the form of restricted stock units for fiscal 2020:

	Number of Shares	Weighted Average Grant Price
Unvested balance at August 31, 2019	28,533	$153.96
Granted	36,421	201.29
Vested	(6,434)	156.99
Forfeited	(600)	201.24
Unvested balance at August 29, 2020	57,920	$183.90

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

On January 2, 2019, the Company’s Board of Directors approved a share repurchase program authorizing the Company to repurchase from time to time up to $100.0 million of its outstanding shares of Common Stock. Repurchases made under the program, if any, will be made in either the open market or in privately negotiated transactions. The timing, manner, price and amount of any repurchases will depend on a variety of factors, including economic and market conditions, the Company stock price, corporate liquidity requirements and priorities, applicable legal requirements and other factors. The share repurchase program will be funded using the Company’s available cash or capacity under its Credit Agreement and may be suspended or discontinued at any time. During fiscal 2020, the Company repurchased approximately 118,000 shares for an average price per share of $184.67. During fiscal 2019, the Company repurchased 197,150 shares for an average price per share of $154.78. Currently, there is $47.7 million remaining to repurchase outstanding shares of Common Stock under this program.

14. Accumulated Other Comprehensive Loss

The changes in each component of accumulated other comprehensive loss for fiscal 2020 and 2019 are as follows (in thousands):

	Foreign Currency Translation	Pension- related (1)	Derivative Financial Instruments (1)	Total Accumulated Other Comprehensive Loss
Balance as of August 25, 2018	$(21,116)	$(4,135)	$92	$(25,159)
Change during the year	(3,524)	(5,104)	99	(8,529)
Balance as of August 31, 2019	(24,640)	(9,239)	191	(33,688)
Change during the year	2,631	(787)	(126)	1,718
Balance as of August 29, 2020	$(22,009)	$(10,026)	$65	$(31,970)

(1)	Amounts are shown net of tax.

Amounts reclassified from accumulated other comprehensive loss, net of tax, for fiscal 2020 and 2019 were as follows (in thousands):

	Year Ended August 29, 2020	Year Ended August 31, 2019
Pension benefit liabilities, net:
Actuarial losses (a)	$233	$645
Tax effect reclass	—	—
Total, net of tax	233	645
Derivative financial instruments, net:
Forward contracts loss (gain) (b)	151	(153)
Total, net of tax	151	(153)
Total amounts reclassified, net of tax	$384	$492

(a)	Amounts included in selling and administrative expenses in the accompanying Consolidated Statements of Income.
(b)	Amounts included in revenues in the accompanying Consolidated Statements of Income.

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

The Specialty Garments operating segment purchases, rents, cleans, delivers and sells, specialty garments and non-garment items primarily for nuclear and cleanroom applications and provides cleanroom cleaning services at limited customer locations. The First Aid operating segment sells first aid cabinet services and other safety supplies, provides certain safety training and maintains wholesale distribution and pill packaging operations.

The Company refers to the U.S. and Canadian Rental and Cleaning, MFG, and Corporate reporting segments combined as its “Core Laundry Operations,” which is included as a subtotal in the following tables (in thousands):

As of and for the year ended August 29, 2020	US and Canadian Rental and Cleaning	MFG	Net Interco MFG Elim	Corporate	Subtotal Core Laundry Operations	Specialty Garments	First Aid	Total
Revenues	$1,552,179	$214,683	$(214,683)	$49,306	$1,601,485	$133,185	$69,489	$1,804,159
Income (loss) from operations	$247,392	$64,097	$10,012	$(171,514)	$149,987	$17,845	$4,897	$172,729
Interest (income) expense, net	$(3,741)	$—	$—	$(2,641)	$(6,382)	$—	$—	$(6,382)
Income (loss) before taxes	$251,088	$63,912	$10,012	$(170,629)	$154,383	$18,604	$4,901	$177,888
Depreciation and amortization	$71,020	$2,404	$—	$24,983	$98,407	$4,335	$1,955	$104,697
Capital expenditures	$110,024	$397	$—	$—	$110,421	$4,864	$1,432	$116,717
Total assets	$1,992,546	$33,233	$—	$—	$2,025,779	$131,328	$41,920	$2,199,027

As of and for the year ended August 31, 2019	US and Canadian Rental and Cleaning	MFG	Net Interco MFG Elim	Corporate	Subtotal Core Laundry Operations	Specialty Garments	First Aid	Total
Revenues	$1,582,416	$254,218	$(254,111)	$33,682	$1,616,205	$132,767	$60,404	$1,809,376
Income (loss) from operations	$235,046	$84,248	$1,128	$(107,468)	$212,954	$14,145	$4,909	$232,008
Interest income, net	$(4,105)	$—	$—	$(4,977)	$(9,082)	$—	$—	$(9,082)
Income (loss) before taxes	$239,122	$84,008	$1,128	$(104,742)	$219,516	$13,499	$4,909	$237,924
Depreciation and amortization	$69,376	$2,384	$—	$25,098	$96,858	$4,759	$1,716	$103,333
Capital expenditures	$115,071	$401	$—	$—	$115,472	$3,423	$920	$119,815
Total assets	$1,865,713	$36,376	$—	$—	$1,902,089	$110,335	$34,896	$2,047,320

As of and for the year ended August 25, 2018	US and Canadian Rental and Cleaning	MFG	Net Interco MFG Elim	Corporate	Subtotal Core Laundry Operations	Specialty Garments	First Aid	Total
Revenues	$1,485,548	$247,530	$(247,424)	$37,994	$1,523,648	$118,477	$54,364	$1,696,489
Income (loss) from operations	$213,322	$89,035	$(9,658)	$(129,111)	$163,588	$14,070	$4,718	$182,376
Interest (income) expense, net	$(3,927)	$—	$—	$(1,616)	$(5,543)	$—	$—	$(5,543)
Income (loss) before taxes	$217,252	$88,856	$(9,658)	$(127,510)	$168,940	$13,589	$4,717	$187,246
Depreciation and amortization	$64,481	$2,238	$—	$24,108	$90,827	$4,244	$1,591	$96,662
Capital expenditures	$105,481	$2,882	$—	$—	$108,363	$3,781	$603	$112,747
Total assets	$1,670,713	$33,622	$—	$—	$1,704,335	$110,811	$28,240	$1,843,386

The Company’s long-lived assets as of August 29, 2020 and August 31, 2019 and revenues and income before income taxes for the years ended August 29, 2020, August 31, 2019 and August 25, 2018 were attributed to the following countries (in thousands):

Long-lived assets as of:	August 29, 2020	August 31, 2019
United States	$1,177,107	$1,087,901
Europe, Canada, Mexico and Nicaragua (1)	52,586	45,628
Total	$1,229,693	$1,133,529

Revenues for fiscal years:	2020	2019	2018
United States	$1,659,913	$1,683,321	$1,559,780
Europe and Canada (1)	144,246	126,055	136,709
Total	$1,804,159	$1,809,376	$1,696,489

Income before income taxes for fiscal years:	2020	2019	2018
United States	$175,301	$236,843	$184,605
Europe, Canada, Mexico and Nicaragua (1)	2,587	1,081	2,641
Total	$177,888	$237,924	$187,246

(1)No country accounts for greater than 10% of total long-lived assets, revenues or income before income taxes

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of UniFirst Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of UniFirst Corporation and subsidiaries (the “Company”) as of August 29, 2020 and August 31, 2019, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended August 29, 2020, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at August 29, 2020 and August 31, 2019, and the results of its operations and its cash flows for each of the three years in the period ended August 29, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of August 29, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated October 28, 2020 expressed an unqualified opinion thereon.

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

Self-Insurance Accruals
Description of the Matter

As of August 29, 2020, the Company had recognized current and long-term insurance related liabilities of $33.4 million and $60.6 million, respectively. As discussed in Note 1 to the Company’s consolidated financial statements, the Company is self-insured for certain obligations related to health, workers’ compensation, vehicles and general liability programs and judgments and estimates are used by the Company in determining the potential value associated with reported claims and for events that have occurred but have not been reported.

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

Environmental Contingencies
Description of the Matter

As discussed in Note 11 to the Company’s consolidated financial statements, the Company is subject to various federal, state, and local laws and regulations governing the treatment and disposal of hazardous waste and other substances. As of August 29, 2020, the Company had recorded a current and long-term liability of $11.2 million and $19.5 million, respectively, representing its best estimate of losses related to these environmental matters.

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

Boston, Massachusetts

October 28, 2020

Quarterly Financial Data (Unaudited)

The following is a summary of the results of operations for each of the quarters within the years ended August 29, 2020 and August 31, 2019. This quarterly financial information was prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission; however, the Company believes that the information furnished reflects all adjustments (consisting only of normal recurring adjustments) which were, in the opinion of management, necessary for a fair statement of results in the interim periods. This summary should be read in conjunction with these Consolidated Financial Statements and notes to Consolidated Financial Statements.

(In thousands, except per share data) For the year ended August 29, 2020	First Quarter (1)	Second Quarter (2)	Third Quarter (3)	Fourth Quarter
Revenues	$465,398	$464,600	$445,518	$428,643
Income before income taxes	61,928	45,763	27,206	42,991
Provision for income taxes	13,686	11,083	5,921	11,428
Net income	$48,242	$34,680	$21,285	$31,563

Income per share—basic
Common Stock	$2.65	$1.90	$1.17	$1.74
Class B Common Stock	$2.12	$1.52	$0.94	$1.39

Income per share—diluted
Common Stock	$2.52	$1.82	$1.12	$1.66

Income allocated to—basic
Common Stock	$40,526	$29,129	$17,871	$26,499
Class B Common Stock	$7,716	$5,551	$3,414	$5,064

Income allocated to—diluted
Common Stock	$48,242	$34,680	$21,285	$31,563

Weighted average number of shares outstanding—basic
Common Stock	15,308	15,293	15,255	15,250
Class B Common Stock	3,643	3,643	3,643	3,643

Weighted average number of shares outstanding—diluted
Common Stock	19,123	19,105	18,995	19,019

(1)	During the first quarter of fiscal 2020, the Company repurchased 50,600 shares for an average price per share of $197.11.
(2)	During the second quarter of fiscal 2020, the Company repurchased 20,500 shares for an average price per share of $206.34.
(3)	During the third quarter of fiscal 2020, the Company repurchased 46,667 shares for an average price per share of $161.65.

(In thousands, except per share data) For the year ended August 31, 2019	First Quarter	Second Quarter (1)	Third Quarter (2)	Fourth Quarter (3)
Revenues	$438,550	$437,485	$453,720	$479,621
Income before income taxes	51,959	63,395	61,700	60,870
Provision (benefit) for income taxes	13,639	15,789	14,480	14,882
Net income	$38,320	$47,606	$47,220	$45,988

Income per share—basic
Common Stock	$2.08	$2.59	$2.58	$2.52
Class B Common Stock	$1.67	$2.07	$2.06	$2.01

Income per share—diluted
Common Stock	$1.99	$2.48	$2.46	$2.40

Income allocated to—basic
Common Stock	$32,137	$39,923	$39,563	$38,619
Class B Common Stock	$6,183	$7,683	$7,657	$7,369

Income allocated to—diluted
Common Stock	$38,320	$47,606	$47,220	$45,988

Weighted average number of shares outstanding—basic
Common Stock	15,432	15,428	15,341	15,340
Class B Common Stock	3,710	3,710	3,710	3,659

Weighted average number of shares outstanding—diluted
Common Stock	19,302	19,232	19,168	19,159

(1)	During the second quarter of fiscal 2019, the Company repurchased 45,000 shares for an average price per share of $139.57.

During fiscal 2017, we recorded a pre-tax non-cash impairment charge of $55.8 million once it was determined that it was not probable that a CRM system that was being developed would be completed and placed into service. During fiscal 2020, we entered into a settlement agreement with our lead contractor for the version of the CRM system with respect to which we recorded the impairment charge. As part of the settlement agreement, we recorded a total gain of $21.1 million as a reduction of selling and administrative expenses, which includes our receipt of a one-time cash payment in the amount of $13.0 million as well as the forgiveness of amounts previously due the contractor. We also received hardware and related maintenance service with a fair value of $0.8 million as part of the settlement. This gain, net of tax, benefitted the Company’s diluted income per share by $0.81 in fiscal 2020.

(2)	During the third quarter of fiscal 2019, the Company repurchased 99,500 shares for an average price per share of $147.47.
(3)	During the fourth quarter of fiscal 2019, the Company repurchased 52,650 shares for an average price per share of $181.61.

The Company’s fiscal year ends on the last Saturday in August. For financial reporting purposes, fiscal 2020 consisted of 52 weeks, and fiscal 2019 consisted of 53 weeks. Each of the quarterly periods contained 13 weeks except for the fourth quarter of fiscal 2019 which contained 14 weeks.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended August 29, 2020 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

We have retained Ernst & Young LLP, an independent registered public accounting firm, to audit our Consolidated Financial Statements found in this Annual Report on Form 10-K for the year ended August 29, 2020. We have made available to Ernst & Young LLP all of our financial records and related data in connection with their audit of our Consolidated Financial Statements.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has assessed the effectiveness of our internal control over financial reporting as of August 29, 2020. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control—Integrated Framework (2013 Framework). Management concluded that based on its assessment, our internal control over financial reporting was effective as of August 29, 2020.

The effectiveness of our internal control over financial reporting as of August 29, 2020 has been audited by Ernst & Young LLP, and a copy of its attestation report is included below.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of UniFirst Corporation

Opinion on Internal Control over Financial Reporting

We have audited UniFirst Corporation and subsidiaries’ internal control over financial reporting as of August 29, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). In our opinion, UniFirst Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of August 29, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of UniFirst Corporation as of August 29, 2020 and August 31, 2019, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended August 29, 2020, and the related notes and the financial statement schedule listed in the Index at Item 15(a) of the Company and our report dated October 28, 2020 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Boston, Massachusetts

October 28, 2020

ITEM 9B. OTHER INFORMATION

On October 26, 2020, our board of directors and the compensation committee of our board of directors adopted an Executive Employment Plan (the “Plan”).  Senior Vice Presidents and above (each, a “Covered Executive”) are eligible to participate in the Plan, subject to certain requirements, including their execution of a participation agreement that includes, among other matters, certain noncompetition and non-solicitation obligations.  The Plan provides that upon a termination of a Covered Executive’s employment (a “Qualified Termination”) (1) by us for any reason other than “cause” (as defined in the Plan), death, disability or retirement or (2) by a Covered Executive for “good reason” (as defined in the Plan), the Covered Executive will be entitled to receive certain cash payments determined pursuant to the Plan.  The amount of any payments under the Plan in some cases will depend on whether the Qualified Termination is in connection with a “change in control” (as defined in the Plan).

In addition, our board of directors and the compensation committee of our board of directors approved revised award forms for equity awards to Covered Executives.  The revised award forms provide for accelerated vesting under certain circumstances, including upon a Qualified Termination in connection with a change in control.

Any such payments and benefits under the Plan and the award forms are subject to the Covered Executive’s execution of a separation agreement that includes a release of claims in favor of the Company and the other terms and conditions of the Plan and the awards.

The foregoing descriptions of the Plan and the award forms are qualified in their entirety by the provisions of the Plan and the award forms, copies of which are filed herewith as Exhibits 10.19, 10.20, 10.21 and 10.22.

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

Information regarding our directors and executive officers required by this Item 10 will be included in our definitive Proxy Statement to be filed with the Securities and Exchange Commission for our 2021 Annual Meeting of Shareholders and is incorporated by reference into this Item 10. Certain information required by this Item 10 is set forth in Item 1 of this Annual Report on Form 10-K under the heading “Executive Officers”.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this Item 11 will be included in our definitive Proxy Statement to be filed with the Securities and Exchange Commission for our 2021 Annual Meeting of Shareholders and is incorporated by reference into this Item 11.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item 12 will be included in our definitive Proxy Statement to be filed with the Securities and Exchange Commission for our 2021 Annual Meeting of Shareholders and is incorporated by reference into this Item 12.

Information concerning our equity compensation plans contained in the table entitled “Equity Compensation Plan Information” set forth in Item 5 of this Annual Report on Form 10-K is incorporated by reference into this Item 12.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item 13 will be included in our definitive Proxy Statement to be filed with the Securities and Exchange Commission for our 2021 Annual Meeting of Shareholders and is incorporated by reference into this Item 13.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this Item 14 will be included in our definitive Proxy Statement to be filed with the Securities and Exchange Commission for our 2021 Annual Meeting of Shareholders and is incorporated by reference into this Item 14.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The financial statements listed below are filed as part of this report:

(1) and (2) FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES.

The financial statements listed below are included under Item 8 of this Annual Report on Form 10-K:

Consolidated statements of income for each of the three years in the period ended August 29, 2020

Consolidated statements of comprehensive income for each of the three years in the period ended August 29, 2020

Consolidated balance sheets as of August 29, 2020 and August 31, 2019

Consolidated statements of shareholders’ equity for each of the three years in the period ended August 29, 2020

Consolidated statements of cash flows for each of the three years in the period ended August 29, 2020

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

The items listed below are included under Item 9a of this Annual Report on Form 10-K

Management’s Report on Internal Control Over Financial Reporting

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The following additional schedule is filed herewith:

Schedule II—Valuation and qualifying accounts and reserves for each of the three years in the period ended August 29, 2020

UNIFIRST CORPORATION AND SUBSIDIARIES

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED

AUGUST 29, 2020 (IN THOUSANDS)

Description	Balance, Beginning of Period	Charged to Costs and Expenses	Charges for Which Reserves Were Created or Deductions	Balance, End of Period
Reserves for Accounts Receivable
For the year ended August 29, 2020	$9,935	$6,027	$(3,837)	$12,125
For the year ended August 31, 2019	$9,237	$5,996	$(5,298)	$9,935
For the year ended August 25, 2018	$8,719	$5,882	$(5,364)	$9,237

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

(3) EXHIBITS. The list of exhibits filed as part of this Annual Report on Form 10-K is set forth below.

DESCRIPTION

3.1	Restated Articles of Organization (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 5, 2006)

3.2	Articles of Amendment dated January 13, 1988 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Commission on July 5, 2006)

3.3	Articles of Amendment dated January 21, 1993 (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the Commission on July 5, 2006)

3.4	By-laws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 10, 2008)

4.1	Specimen Stock Certificate for Shares of Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 5, 2006)

4.2	Description of securities (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K filed with the Commission on October 30, 2019)

*10.1

UniFirst Corporation Unfunded Supplemental Executive Retirement Plan as restated January  11, 2017 to incorporate and consolidate all previous amendments thereto (incorporated by reference to Exhibit  10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on April 4, 2017)

*10.2

Employment Agreement, dated December 14, 2017, by and between UniFirst Corporation and Steven  S. Sintros (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 20, 2017)

*10.3

Restricted Stock Unit Award Agreement, dated December  14, 2017, by and between UniFirst Corporation and Steven S. Sintros (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on December  20, 2017)

*10.4	UniFirst Corporation 2010 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 14, 2011)

*10.5

Form of Stock Appreciation Right Award Agreement for Company Employees under the UniFirst Corporation 2010 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on January 14, 2011)

*10.6

Form of Stock Appreciation Right Agreement for Non-Employee Directors under the UniFirst Corporation 2010 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on January 14, 2011)

*10.7

Form of Non-Qualified Stock Option Agreement for Company Employees under the UniFirst Corporation 2010 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on January 14, 2011)

*10.8

Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the UniFirst Corporation 2010 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Commission on January 14, 2011)

10.9

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

* 10.10	UniFirst Corporation CEO Cash Incentive Bonus Plan, as amended (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed with the Commission on December 3, 2013)

*10.11

UniFirst Corporation Amended and Restated 2010 Stock Option and Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed with the Commission on December 2, 2014).

*10.12

Restricted Stock Unit Award Agreement, dated December  14, 2017, between the Company and Steven S. Sintros (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on December 20, 2017)

*10.13

Stock Appreciation Right Award Agreement, dated December  14, 2017, between the Company and Steven S. Sintros (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on December 20, 2017)

*10.14

Form of Restricted Stock Unit Award Agreement under the UniFirst Corporation Amended and Restated 2010 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Commission on December 20, 2017)

*10.15

Form of Restricted Stock Unit Award Agreement under the UniFirst Corporation Amended and Restated 2010 Stock Option and Incentive Plan (with respect to performance-based restricted stock unit awards) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on January 3, 2019)

*10.16

UniFirst Corporation Amendment No.  1 to Amended and Restated 2010 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on April 4, 2018)

*10.17

Form of Stock Appreciation Right Award for Company Employees under the UniFirst Corporation Amended and Restated 2010 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on January 9, 2020)

*10.18

Form of Restricted Stock Unit Award for Company Employees under the UniFirst Corporation Amended and Restated 2010 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on January 9, 2020)

*10.19	UniFirst Corporation Executive Employment Plan (filed herewith)

*10.20

Form of Stock Appreciation Right Award for eligible participants under the UniFirst Corporation Executive Employment Plan pursuant to the UniFirst Corporation Amended and Restated 2010 Stock Option and Incentive Plan (filed herewith)

*10.21

Form of Restricted Stock Unit Award for eligible participants under the UniFirst Corporation Executive Employment Plan pursuant to the UniFirst Corporation Amended and Restated 2010 Stock Option and Incentive Plan (filed herewith)

*10.22

Form of Restricted Stock Unit Award for eligible participants under the UniFirst Corporation Executive Employment Plan pursuant to the UniFirst Corporation Amended and Restated 2010 Stock Option and Incentive Plan (with respect to performance-based restricted stock unit awards) (filed herewith)

21	List of Subsidiaries (filed herewith)

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm (filed herewith)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Steven S. Sintros (filed herewith)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Shane O’Connor (filed herewith)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (furnished herewith)

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document. (filed herewith)

101.SCH	Inline XBRL Taxonomy Extension Schema Document (filed herewith)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed herewith)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)

104	Cover Page Interactive Data File (embedded within the Inline XBRL document) (filed herewith)

*	Management contract, compensatory plan or arrangement

ITEM 16. FORM 10-K SUMMARY

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UniFirst Corporation

By:	/s/ Steven S. Sintros
Steven S. Sintros
President and Chief Executive Officer

October 28, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Steven S. Sintros	President and Chief Executive Officer (Principal Executive Officer)	October 28, 2020
Steven S. Sintros

/s/ Shane O’Connor	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	October 28, 2020
Shane O’Connor

/s/ Cynthia Croatti	Director	October 28, 2020
Cynthia Croatti

/s/ Phillip L. Cohen	Director	October 28, 2020
Phillip L. Cohen

/s/ Kathleen Camilli	Director	October 28, 2020
Kathleen Camilli

/s/ Michael Iandoli	Director	October 28, 2020
Michael Iandoli

/s/ Thomas Postek	Director	October 28, 2020
Thomas S. Postek

/s/ Raymond Zemlin	Chairman of the Board of Directors	October 28, 2020
Raymond C. Zemlin