Form 10-Q
period 2020-11-28
UNIFIRST CORP
filed 2021-01-07
CIK 717954

United States

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 28, 2020

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

The number of outstanding shares of UniFirst Corporation Common Stock and Class B Common Stock at January 4, 2021 were 15,214,959 and 3,643,009, respectively.

UniFirst Corporation

Quarterly Report on Form 10-Q

For the Quarter ended November 28, 2020

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Statements of Income

UniFirst Corporation and Subsidiaries

(Unaudited)

	Thirteen weeks ended
(In thousands, except per share data)	November 28, 2020	November 30, 2019
Revenues	$446,853	$465,398
Operating expenses:
Cost of revenues (1)	275,800	289,316
Selling and administrative expenses (1)	88,703	90,528
Depreciation and amortization	26,308	25,459
Total operating expenses	390,811	405,303

Operating income	56,042	60,095
Other (income) expense:
Interest income, net	(568)	(2,361)
Other expense, net	749	528
Total other (income) expense, net	181	(1,833)

Income before income taxes	55,861	61,928
Provision for income taxes	13,965	13,686
Net income	$41,896	$48,242
Income per share – Basic:
Common Stock	$2.31	$2.65
Class B Common Stock	$1.85	$2.12
Income per share – Diluted:
Common Stock	$2.20	$2.52
Income allocated to – Basic:
Common Stock	$35,171	$40,526
Class B Common Stock	$6,725	$7,716
Income allocated to – Diluted:
Common Stock	$41,896	$48,242
Weighted average shares outstanding – Basic:
Common Stock	15,247	15,308
Class B Common Stock	3,643	3,643
Weighted average shares outstanding – Diluted:
Common Stock	19,019	19,123

(1)	Exclusive of depreciation on the Company’s property, plant and equipment and amortization on its intangible assets.

The accompanying notes are an integral part of these

Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income

UniFirst Corporation and Subsidiaries

(Unaudited)

	Thirteen weeks ended
(In thousands)	November 28, 2020	November 30, 2019
Net income	$41,896	$48,242
Other comprehensive income (loss):
Foreign currency translation adjustments	1,310	989
Change in fair value of derivatives, net of income taxes	(10)	25
Derivative financial instruments reclassified to earnings	(11)	(30)
Other comprehensive income	1,289	984
Comprehensive income	$43,185	$49,226

The accompanying notes are an integral part of these

Consolidated Financial Statements.

Consolidated Balance Sheets

UniFirst Corporation and Subsidiaries

(Unaudited)

(In thousands, except share and par value data)	November 28, 2020	August 29, 2020
Assets
Current assets:
Cash, cash equivalents and short-term investments	$473,010	$474,838
Receivables, less reserves of $14,224 and $12,125	209,916	190,916
Inventories	104,525	106,269
Rental merchandise in service	155,100	154,278
Prepaid taxes	3,612	7,115
Prepaid expenses and other current assets	40,661	35,918
Total current assets	986,824	969,334

Property, plant and equipment, net	598,719	582,470
Goodwill	424,881	424,844
Customer contracts, net	54,820	56,946
Other intangible assets, net	30,330	28,590
Deferred income taxes	522	522
Operating lease right-of-use assets, net	42,033	42,710
Other assets	96,031	93,611
Total assets	$2,234,160	$2,199,027

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$60,268	$64,035
Accrued liabilities	138,693	132,965
Accrued taxes	—	527
Operating lease liabilities, current	12,731	12,569
Total current liabilities	211,692	210,096

Accrued liabilities	133,600	132,820
Accrued and deferred income taxes	86,642	85,721
Operating lease liabilities	28,874	29,261

Total liabilities	460,808	457,898
Commitments and contingencies (Note 12)
Shareholders’ equity:
Preferred Stock, $1.00 par value; 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $0.10 par value; 30,000,000 shares authorized; 15,220,271 and 15,251,176 shares issued and outstanding as of November 28, 2020 and August 29, 2020, respectively	1,522	1,525
Class B Common Stock, $0.10 par value; 20,000,000 shares authorized; 3,643,009 shares issued and outstanding as of November 28, 2020 and August 29, 2020, respectively	364	364
Capital surplus	87,210	86,645
Retained earnings	1,714,937	1,684,565
Accumulated other comprehensive loss	(30,681)	(31,970)

Total shareholders’ equity	1,773,352	1,741,129

Total liabilities and shareholders’ equity	$2,234,160	$2,199,027

The accompanying notes are an integral part of these

Consolidated Financial Statements

Consolidated Statements of Shareholders’ Equity

UniFirst Corporation and Subsidiaries

(In thousands)	Common Shares	Class B Common Shares	Common Stock	Class B Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance, August 31, 2019	15,333	3,643	$1,533	$364	$84,946	$1,588,075	$(33,688)	$1,641,230
Net income	—	—	—	—	—	48,242	—	48,242
Change in fair value of derivatives	—	—	—	—	—	—	(5)	(5)
Foreign currency translation	—	—	—	—	—	—	989	989
Dividends declared Common Stock ($0.25 per share)	—	—	—	—	—	(3,825)	—	(3,825)
Dividends declared Class B Common Stock ($0.20 per share)	—	—	—	—	—	(729)	—	(729)
Share-based compensation, net (1)	—	—	—	—	1,575	—	—	1,575
Share-based awards exercised, net (2)	16	—	2	—	(1,498)	—	—	(1,496)
Repurchase of Common Stock	(51)		(5)		(274)	(9,694)		(9,973)
Balance, November 30, 2019	15,298	3,643	1,530	364	84,749	1,622,069	(32,704)	1,676,008

(In thousands)	Common Shares	Class B Common Shares	Common Stock	Class B Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance, August 29, 2020	15,251	3,643	$1,525	$364	$86,645	$1,684,565	$(31,970)	$1,741,129
Net income	—	—	—	—	—	41,896	—	41,896
Change in fair value of derivatives	—	—	—	—	—	—	(21)	(21)
Foreign currency translation	—	—	—	—	—	—	1,310	1,310
Dividends declared Common Stock ($0.25 per share)	—	—	—	—	—	(3,806)	—	(3,806)
Dividends declared Class B Common Stock ($0.20 per share)	—	—	—	—	—	(729)	—	(729)
Repurchase of Common Stock	(41)		(4)		(223)	(6,989)		(7,216)
Share-based compensation, net (1)	—	—	—	—	788	—	—	788
Share-based awards exercised, net (2)	11	—	1	—		—	—	1
Balance, November 28, 2020	15,221	3,643	1,522	364	87,210	1,714,937	(30,681)	1,773,352

(1)

These amounts are shown net of any shares withheld by the Company to satisfy certain tax withholdings obligations in connection with the vesting of certain shares of restricted stock or restricted stock units.

(2)	These amounts are shown net of the effect of income taxes.

The accompanying notes are an integral part of these

Consolidated Financial Statements.

Consolidated Statements of Cash Flows

UniFirst Corporation and Subsidiaries

(Unaudited)

Thirteen weeks ended (In thousands)	November 28, 2020	November 30, 2019
Cash flows from operating activities:
Net income	$41,896	$48,242
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	26,308	25,459
Amortization of deferred financing costs	28	28
Loss on sale of property, plant & equipment	5	—
Share-based compensation	1,622	1,575
Accretion on environmental contingencies	112	134
Accretion on asset retirement obligations	245	232
Deferred income taxes	242	245
Other	28	5
Changes in assets and liabilities, net of acquisitions:
Receivables, less reserves	(18,875)	(12,771)
Inventories	1,783	1,195
Rental merchandise in service	(684)	1,370
Prepaid expenses and other current assets and Other assets	(2,812)	(2,074)
Accounts payable	(3,127)	(5,031)
Accrued liabilities	2,876	(2,678)
Prepaid and accrued income taxes	3,094	(3,497)
Net cash provided by operating activities	52,741	52,434

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(603)	(39,286)
Capital expenditures, including capitalization of software costs	(41,836)	(28,975)
Proceeds from sale of assets	15	61
Net cash used in investing activities	(42,424)	(68,200)

Cash flows from financing activities:
Proceeds from exercise of share-based awards	1	74
Taxes withheld and paid related to net share settlement of equity awards	(834)	(1,570)
Repurchase of Common Stock	(7,216)	(9,973)
Payment of cash dividends	(4,541)	(2,056)
Net cash used in financing activities	(12,590)	(13,525)

Effect of exchange rate changes	445	538

Net decrease in cash, cash equivalents and short-term investments	(1,828)	(28,753)
Cash, cash equivalents and short-term investments at beginning of period	474,838	385,341
Cash, cash equivalents and short-term investments at end of period	$473,010	$356,588

Supplemental disclosure of cash flow information:
Non-cash capital expenditures	$5,961	$8,436

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

It is suggested that these Consolidated Financial Statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 29, 2020. There have been no material changes in the accounting policies followed by the Company during the current fiscal year other than the adoption of recent accounting pronouncements discussed in Note 2. Results for an interim period are not indicative of any future interim periods or for an entire fiscal year.

2. Recent Accounting Pronouncements

In June 2016, the FASB issued an accounting standard update that introduces a new forward-looking approach, based on expected losses, to estimate credit losses on certain types of financial instruments including trade receivables. The estimate of expected credit losses requires entities to incorporate historical information, current information and reasonable and supportable forecasts. This guidance also expands the disclosure requirements to enable users of financial statements to understand the entity’s assumptions, models and methods for estimating expected credit losses. This guidance is effective for annual reporting periods, and any interim periods within those annual periods, that begin after December 15, 2019 with early adoption permitted. The Company’s adoption of this guidance on August 30, 2020 did not have a material impact on its financial statements.

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

In August 2018, the FASB issued guidance that addresses customer’s accounting for implementation costs incurred in a cloud computing arrangement that is a service contract and also adds certain disclosure requirements related to implementation costs incurred for internal-use software and cloud computing arrangements. This guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). This guidance is effective for annual reporting periods, and any interim periods within those annual periods, that begin after December 15, 2019 with early adoption permitted. The amendments in this update can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company’s adoption of this guidance on August 30, 2020 did not have a material impact on its financial statements.

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

3. Revenue Recognition

The following table presents the Company’s revenues for the thirteen weeks ended November 28, 2020 and November 30, 2019, respectively, disaggregated by service type:

	Thirteen Weeks Ended
	November 28, 2020		November 30, 2019
(In thousands, except percentages)	Revenues	% of Revenues	Revenues	% of Revenues
Core Laundry Operations	$393,190	88.0%	$416,298	89.4%
Specialty Garments	38,134	8.5%	33,402	7.2%
First Aid	15,529	3.5%	15,698	3.4%
Total Revenues	$446,853	100.0%	$465,398	100.0%

UniFirst Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

See Note 16 “Segment Reporting” for additional details of segment definitions.

Revenue Recognition Policy

During the thirteen weeks ended November 28, 2020 and November 30, 2019, approximately 91.0% and 91.6%, respectively, of the Company’s revenues were derived from fees for route servicing of Core Laundry Operations, Specialty Garments, and First Aid customers performed by the Company’s employees at the customer’s location of business. Revenues from the Company’s route servicing customer contracts represent a single performance obligation. The Company recognizes these revenues over time as services are performed based on the nature of services provided and contractual rates (input method). Certain of the Company’s customer contracts, primarily within the Company’s Core Laundry Operations, include pricing terms and conditions that include components of variable consideration. The variable consideration is typically in the form of consideration due to customer-based performance metrics specified within the contract. Specifically, some contracts contain discounts or rebates that the customer can earn through the achievement of specified volume levels. Each component of variable consideration is earned based on the Company’s actual performance during the measurement period specified within the contract. To determine the transaction price, the Company estimates the variable consideration using the most likely amount method, based on the specific contract provisions and known performance results during the relevant measurement period. When determining if variable consideration should be constrained, the Company considers whether factors outside its control could result in a significant reversal of revenue. In making these assessments, the Company considers the likelihood and magnitude of a potential reversal. The Company’s performance period generally corresponds with the monthly invoice period. No significant constraints on the Company’s revenue recognition were applied during the thirteen weeks ended November 28, 2020 or November 30, 2019. The Company reassesses these estimates during each reporting period. The Company maintains a liability for these discounts and rebates within accrued liabilities on the consolidated balance sheets. Variable consideration also includes consideration paid to a customer at the beginning of a contract. The Company capitalizes this consideration and amortizes it over the life of the contract as a reduction to revenue in accordance with the updated accounting guidance for revenue recognition. These assets are included in other assets on the consolidated balance sheets.

Costs to Obtain a Contract

The Company defers commission expenses paid to its employee-partners when the commissions are deemed to be incremental for obtaining the route servicing customer contract. The deferred commissions are amortized on a straight-line basis over the expected period of benefit. The Company reviews the deferred commission balances for impairment on an ongoing basis. Deferred commissions are classified as current or noncurrent based on the timing of when the Company expects to recognize the expense. The current portion is included in prepaid expenses and other current assets and the non-current portion is included in other assets on the Company’s consolidated balance sheets. As of November 28, 2020, the current and non-current assets related to deferred commissions totaled $13.3 million and $57.3 million, respectively. As of August 29, 2020, the current and non-current assets related to deferred commissions totaled $13.3 million and $55.6 million, respectively. During the thirteen weeks ended November 28, 2020 and November 30, 2019, the Company recorded $3.5 million and $3.5 million, respectively, of amortization expense related to deferred commissions.

4. Acquisitions

During the thirteen weeks ended November 28, 2020, the Company completed 2 business acquisitions with an aggregate purchase price of approximately $0.7 million, primarily all of which was assigned to intangible assets.  The initial allocations of the purchase prices are incomplete with respect to certain assets acquired. The results of operations of these acquisitions have been included in the Company’s consolidated financial results since their respective acquisition dates. These acquisitions were not significant in relation to the Company’s consolidated financial results and, therefore, pro-forma financial information has not been presented.

5. Fair Value Measurements

The assets or liabilities measured at fair value on a recurring basis are summarized in the tables below (in thousands):

	As of November 28, 2020
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents	$196,649	$—	$—	$196,649
Pension plan assets	—	4,097	—	4,097
Foreign currency forward contracts	—	58	—	58
Total assets at fair value	$196,649	$4,155	$—	$200,804

UniFirst Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

	As of August 29, 2020
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents	$196,478	$—	$—	$196,478
Pension plan assets	—	4,146	—	4,146
Foreign currency forward contracts	—	87	—	87
Total assets at fair value	$196,478	$4,233	$—	$200,711

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

The Company’s foreign currency forward contracts represent contracts the Company has entered into to exchange Canadian dollars for U.S. dollars at fixed exchange rates in order to manage its exposure related to the certain forecasted Canadian dollar denominated sales of one of its subsidiaries. These contracts are included in prepaid expenses and other current assets and other long-term assets as of  November 28, 2020 and August 29, 2020. The fair value of the forward contracts is based on similar exchange traded derivatives and are, therefore, included within Level 2 of the fair value hierarchy.

6. Derivative Instruments and Hedging Activities

As of November 28, 2020, the Company had forward contracts with a notional value of approximately $4.0 million CAD outstanding and recorded the fair value of the contracts of a nominal amount in other long-term assets and  prepaid expenses and other current assets with a corresponding nominal gain in accumulated other comprehensive loss, which was recorded net of tax. During the thirteen weeks ended November 28, 2020, the Company reclassified a nominal amount from accumulated other comprehensive income to revenue, related to the derivative financial instruments. The gain on these forward contracts that resulted in a decrease to accumulated other comprehensive loss as of November 28, 2020 is expected to be reclassified to revenues prior to its maturity on February 25, 2022.

7. Employee Benefit Plans

Defined Contribution Retirement Savings Plan

The Company has a defined contribution retirement savings plan with a 401(k) feature for all eligible U.S. and Canadian employees not under collective bargaining agreements. The Company matches a portion of the employee’s contribution and may make an additional contribution at its discretion. Contributions charged to expense under the plan for the thirteen weeks ended November 28, 2020 and November 30, 2019 were $5.8 million and $5.5 million, respectively

Pension Plans and Supplemental Executive Retirement Plans

The Company maintains an unfunded Supplemental Executive Retirement Plan for certain eligible employees of the Company and two frozen non-contributory defined benefit pension plans. The amounts charged to expense related to these plans for the thirteen weeks ended November 28, 2020 and November 30, 2019 were $0.8 million and $0.7 million, respectively.

8. Income Per Share

The Company calculates income per share by allocating income to its unvested participating securities as part of its income per share calculations. The following table sets forth the computation of basic income per share using the two-class method for amounts attributable to the Company’s shares of Common Stock and Class B Common Stock (in thousands, except per share data):

UniFirst Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

	Thirteen Weeks Ended
	November 28, 2020	November 30, 2019
Net income available to shareholders	$41,896	$48,242
Allocation of net income for Basic:
Common Stock	$35,171	$40,526
Class B Common Stock	6,725	7,716
	$41,896	$48,242
Weighted average number of shares for Basic:
Common Stock	15,247	15,308
Class B Common Stock	3,643	3,643
	18,890	18,951
Income per share for Basic:
Common Stock	$2.31	$2.65
Class B Common Stock	$1.85	$2.12

The Company is required to calculate diluted income per share for Common Stock using the more dilutive of the following two methods:

•	The treasury stock method; or
•	The two-class method assuming a participating security is not exercised or converted.

For the thirteen weeks ended November 28, 2020 and November 30, 2019, the Company’s diluted income per share assumes the conversion of all vested Class B Common Stock into Common Stock and uses the two-class method for its unvested participating shares. The following tables set forth the computation of diluted income per share of Common Stock for the thirteen weeks ended November 28, 2020 and November 30, 2019 (in thousands, except per share data):

	Thirteen weeks ended November 28, 2020
	Earnings to Common Shareholders	Common Shares	Income Per Share
As reported - Basic	$35,171	15,247	$2.31
Add: effect of dilutive potential common shares
Share-Based Awards	—	129
Class B Common Stock	6,725	3,643
As reported – Diluted	$41,896	19,019	$2.20

	Thirteen Weeks Ended November 30, 2019
	Earnings to Common Shareholders	Common Shares	Income Per Share
As reported - Basic	$40,526	15,308	$2.65
Add: effect of dilutive potential common shares
Share-Based Awards	—	172
Class B Common Stock	7,716	3,643
As reported – Diluted	$48,242	19,123	$2.52

UniFirst Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Share-based awards that would result in the issuance of 11,008 shares of Common Stock were excluded from the calculation of diluted income per share for the thirteen weeks ended November 28, 2020 because they were anti-dilutive. Share-based awards that would result in the issuance of 178 shares of Common Stock were excluded from the calculation of diluted income per share for the thirteen weeks ended November 30, 2019 because they were anti-dilutive.

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

The components of inventory as of November 28, 2020 and August 29, 2020 were as follows (in thousands):

	November 28, 2020	August 29, 2020
Raw materials	$18,334	$20,266
Work in process	1,120	2,730
Finished goods	85,071	83,273
Total inventories	$104,525	$106,269

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

The changes in the carrying amount of goodwill are as follows (in thousands):

Balance as of August 29, 2020	$424,844
Goodwill recorded during the period	-
Other	37
Balance as of November 28, 2020	$424,881

Intangible assets, net in the Company’s accompanying Consolidated Balance Sheets are as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
November 28, 2020
Customer contracts	$234,750	$179,930	$54,820
Software	68,924	40,003	28,921
Other intangible assets	35,778	34,369	1,409
	$339,452	$254,302	$85,150
August 29, 2020
Customer contracts	$234,065	$177,119	$56,946
Software	66,014	39,020	26,994
Other intangible assets	35,741	34,145	1,596
	$335,820	$250,284	$85,536

11. Asset Retirement Obligations

The Company recognizes asset retirement obligations in the period in which they are incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Company continues to depreciate, on a straight-line basis, the amount added to property, plant and equipment and recognizes accretion expense in connection with the discounted liability over the various remaining lives which range from approximately 1 to 23 years.

A reconciliation of the Company’s asset retirement liability for the thirteen weeks ended November 28, 2020 was as follows (in thousands):

November 28, 2020
Beginning balance as of August 29, 2020	$13,920
Accretion expense	245
Effect of exchange rate changes	14
Balance as of November 28, 2020	$14,179

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

The following table presents the operating lease cost and information related to the operating lease right-of-use assets, net and operating lease liabilities for the thirteen weeks ended November 28, 2020:

(In thousands, except lease term and discount rate)
Lease cost
Operating lease costs including short-term lease expense and variable lease costs, which were immaterial in the period	$4,811

Operating cash flow impacts
Cash paid for amounts included in the measurement of operating lease liabilities	$3,357
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	$2,841
Weighted-average remaining lease term - operating leases	4.5 years
Weighted-average discount rate - operating leases	2.54%

The contractual future minimum lease payments of the Company's operating lease liabilities by fiscal year are as follows as of November 28, 2020:

(In thousands)
2021 (remaining nine months)	$10,319
2022	11,270
2023	8,119
2024	5,667
2025	3,614
Thereafter	4,866
Total payments	43,855
Less interest	(2,250)
Total present value of lease payments	$41,605

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

UniFirst Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

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

UniFirst Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

There is usually a range of reasonable estimates of the costs associated with each site. In accordance with U.S. GAAP, the Company’s accruals reflect the amount within the range that it believes is the best estimate or the low end of a range of estimates if no point within the range is a better estimate. Where it believes that both the amount of a particular liability and the timing of the payments are reliably determinable, the Company adjusts the cost in current dollars using a rate of 3% for inflation until the time of expected payment and discounts the cost to present value using current risk-free interest rates. As of November 28, 2020, the risk-free interest rates utilized by the Company ranged from 0.8% to 1.6%.

For environmental liabilities that have been discounted, the Company includes interest accretion, based on the effective interest method, in selling and administrative expenses on the accompanying Consolidated Statements of Income. The changes to the Company’s environmental liabilities for the thirteen weeks ended November 28, 2020 were as follows (in thousands):

November 28, 2020
Beginning balance as of August 29, 2020	$30,702
Costs incurred for which reserves have been provided	(279)
Insurance proceeds	35
Interest accretion	112
Changes in discount rates	(137)
Balance as of November 28, 2020	$30,433

Anticipated payments and insurance proceeds of currently identified environmental remediation liabilities as of November 28, 2020, for the next five fiscal years and thereafter, as measured in current dollars, are reflected below.

(In thousands)	2021	2022	2023	2024	2025	Thereafter	Total
Estimated costs – current dollars	$11,089	$2,668	$1,371	$1,073	$1,076	$11,852	$29,129
Estimated insurance proceeds	(161)	(159)	(173)	(159)	(173)	(521)	(1,346)
Net anticipated costs	$10,928	$2,509	$1,198	$914	$903	$11,331	$27,783
Effect of inflation							7,363
Effect of discounting							(4,713)
Balance as of November 28, 2020							$30,433

Estimated insurance proceeds are primarily received from an annuity received as part of a legal settlement with an insurance company. Annual proceeds of approximately $0.3 million are deposited into an escrow account which funds remediation and monitoring costs for two sites related to former operations in Williamstown, Vermont. Annual proceeds received but not expended in the current year accumulate in this account and may be used in future years for costs related to this site through the year 2027. As of November 28, 2020, the balance in this escrow account, which is held in a trust and is not recorded in the Company’s accompanying Consolidated Balance Sheet, was approximately $4.5 million. Also included in estimated insurance proceeds are amounts the Company is entitled to receive pursuant to legal settlements as reimbursements from three insurance companies for estimated costs at the site in Uvalde, Texas.

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

UniFirst Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

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

Effective tax rate

The Company’s effective tax rate for the thirteen weeks ended November 28, 2020 was 25.0% as compared to 22.1% for the corresponding period in the prior year. The increase in the effective tax rate in the thirteen weeks ended November 28, 2020 as compared to the corresponding period in the prior year was due to the release of certain tax reserves.

Uncertain tax positions

The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense, which is consistent with the recognition of these items in prior reporting periods. During the thirteen weeks ended November 28, 2020, there were no material changes in the amount of unrecognized tax benefits or the amount accrued for interest and penalties.

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

14. Long-Term Debt

The Company has a $250 million unsecured revolving credit agreement (the “Credit Agreement”) with a syndicate of banks, which matures on April 11, 2021. Under the Credit Agreement, the Company is able to borrow funds at variable interest rates based on, at its election, the Eurodollar rate or a base rate, plus in each case a spread based on the Company’s consolidated funded debt ratio. Availability of credit requires compliance with certain financial and other covenants, including a maximum consolidated funded debt ratio and minimum consolidated interest coverage ratio as defined in the Credit Agreement. The Company tests its compliance with these financial covenants on a fiscal quarterly basis. As of November 28, 2020, the interest rates applicable to the Company’s borrowings under the Credit Agreement would be calculated as LIBOR plus 75 basis points at the time of the respective borrowing. As of November 28, 2020, the Company had no outstanding borrowings and had outstanding letters of credit amounting to $72.7 million, leaving $177.3 million available for borrowing under the Credit Agreement.

As of November 28, 2020, the Company was in compliance with all covenants under the Credit Agreement.

15. Accumulated Other Comprehensive Loss

The changes in each component of accumulated other comprehensive loss, net of tax, for the thirteen weeks ended November 28, 2020 and November 30, 2019 were as follows (in thousands):

	Thirteen Weeks Ended November 28, 2020
	Foreign Currency Translation	Pension- related (1)	Derivative Financial Instruments (1)	Total Accumulated Other Comprehensive Loss
Beginning balance as of August 29, 2020	$(22,009)	$(10,026)	$65	$(31,970)
Other comprehensive income (loss) before reclassification	1,310	—	(10)	1,300
Amounts reclassified from accumulated other comprehensive loss	—	—	(11)	(11)
Net current period other comprehensive (loss) income	1,310	—	(21)	1,289
Ending balance as of November 28, 2020	$(20,699)	$(10,026)	$44	$(30,681)

UniFirst Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

	Thirteen weeks ended November 30, 2019
	Foreign Currency Translation	Pension- related (1)	Derivative Financial Instruments (1)	Total Accumulated Other Comprehensive Loss
Balance as of August 31, 2019	$(24,640)	$(9,239)	$191	$(33,688)
Other comprehensive (loss) income before reclassification	989	—	25	1,014
Amounts reclassified from accumulated other comprehensive loss	—	—	(30)	(30)
Net current period other comprehensive (loss) income	989	—	(5)	984
Ending balance as of November 30, 2019	$(23,651)	$(9,239)	$186	$(32,704)

(1)	Amounts are shown net of tax.

Amounts reclassified from accumulated other comprehensive loss, net of tax, for the thirteen weeks ended November 28, 2020 and November 30, 2019 were as follows (in thousands):

	Thirteen weeks ended
	November 28, 2020	November 30, 2019
Derivative financial instruments, net:
Forward contracts (a)	(11)	(30)
Total, net of tax	(11)	(30)

Total amounts reclassified, net of tax	$(11)	$(30)

(a)	Amounts included in revenues in the accompanying Consolidated Statements of Income.

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

The Company refers to the U.S. and Canadian Rental and Cleaning, MFG, and Corporate reporting segments combined as its “Core Laundry Operations,” which is included as a subtotal in the following table (in thousands):

Thirteen weeks ended	U.S. and Canadian Rental and Cleaning	MFG	Net Interco MFG Elim	Corporate	Subtotal Core Laundry Operations	Specialty Garments	First Aid	Total
November 28, 2020
Revenues	$386,158	$59,082	$(59,082)	$7,032	$393,190	$38,134	$15,529	$446,853
Operating income (loss)	$74,840	$19,810	$(994)	$(44,786)	$48,870	$7,159	$13	$56,042
Interest income, net	$(693)	$—	$—	$125	$(568)	$—	$—	$(568)
Income (loss) before taxes	$75,542	$19,674	$(994)	$(45,383)	$48,839	$7,008	$14	$55,861
November 30, 2019
Revenues	$407,803	$65,010	$(65,010)	$8,495	$416,298	$33,402	$15,698	$465,398
Operating income (loss)	$76,287	$22,546	$(2,526)	$(42,499)	$53,808	$4,879	$1,408	$60,095
Interest income, net	$(976)	$—	$—	$(1,385)	$(2,361)	$—	$—	$(2,361)
Income (loss) before taxes	$77,257	$22,403	$(2,526)	$(41,498)	$55,636	$4,884	$1,408	$61,928

17. Shares Repurchased and Dividends

On October 23, 2019, the Company announced that it would be raising its quarterly dividend to $0.25 per share for Common Stock and to $0.20 per share for Class B Common Stock, up from $0.1125 and $0.09 per share, respectively. The amount and timing of any dividend payment is subject to the approval of the Board of Directors each quarter.

On January 2, 2019, the Company’s Board of Directors approved a share repurchase program authorizing the Company to repurchase from time to time up to $100.0 million of its outstanding shares of Common Stock. Repurchases made under the program, if any, will be made in either the open market or in privately negotiated transactions. The timing, manner, price and amount of any repurchases will depend on a variety of factors, including economic and market conditions, the Company stock price, corporate liquidity requirements and priorities, applicable legal requirements and other factors. The share repurchase program will be funded using the Company’s available cash or capacity under its Credit Agreement and may be suspended or discontinued at any time. As of November 28, 2020, the Company had repurchased a total of 355,917 shares for an average price per share of $167.12 under the share repurchase program using cash on hand. During the thirteen weeks ended November 28, 2020, the Company repurchased 41,000 shares for an average price per share of $176.01. During the thirteen weeks ended November 30, 2019, the Company repurchased 50,600 shares for an average price per share of $197.11.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and any documents incorporated by reference may contain forward-looking statements within the meaning of the federal securities laws. Forward-looking statements contained in this Quarterly Report on Form 10-Q and any documents incorporated by reference are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words such as “estimates,” “anticipates,” “projects,” “plans,” “expects,” “intends,” “believes,” “seeks,” “could,” “should,” “may,” “will,” “strategy,” “objective,” “assume,” “strive,” or the negative versions thereof, and similar expressions and by the context in which they are used. Such forward-looking statements are based upon our current expectations and speak only as of the date made. Such statements are highly dependent upon a variety of risks, uncertainties and other important factors that could cause actual results to differ materially from those reflected in such forward-looking statements. Such factors include, but are not limited to, uncertainties caused by adverse economic conditions, including, without limitation, as a result of extraordinary events or circumstances such as the COVID-19 pandemic, and their impact on our customers’ businesses and workforce levels, disruptions of our business and operations, including limitations on, or closures of, our facilities, or the business and operations of our customers or suppliers in connection with extraordinary events or circumstances such as the COVID-19 pandemic, uncertainties regarding our ability to consummate and successfully integrate acquired businesses, uncertainties regarding any existing or newly-discovered expenses and liabilities related to environmental compliance and remediation, any adverse outcome of pending or future contingencies or claims, our ability to compete successfully without any significant degradation in our margin rates, seasonal and quarterly fluctuations in business levels, our ability to preserve positive labor relationships and avoid becoming the target of corporate labor unionization campaigns that could disrupt our business, the effect of currency fluctuations on our results of operations and financial condition, our dependence on third parties to supply us with raw materials, which such supply could be severely disrupted as a result of extraordinary events or circumstances such as the COVID-19 pandemic, any loss of key management or other personnel, increased costs as a result of any changes in federal or state laws, rules and regulations or governmental interpretation of such laws, rules and regulations, uncertainties regarding the price levels of natural gas, electricity, fuel and labor, the negative effect on our business from sharply depressed oil and natural gas prices, including, without limitation, as a result of extraordinary events or circumstances such as the COVID-19 pandemic, the continuing increase in domestic healthcare costs, increased workers’ compensation claim costs, increased healthcare claim costs, including as a result of extraordinary events or circumstances such as the COVID-19 pandemic, our ability to retain and grow our customer base, demand and prices for our products and services, fluctuations in our Specialty Garments business, political or other instability, supply chain disruption or infection among our employees in Mexico and Nicaragua where our principal garment manufacturing plants are located, including, without limitation, as a result of extraordinary events or circumstances such as the COVID-19 pandemic, our ability to properly and efficiently design, construct, implement and operate a new customer relationship management (“CRM”) computer system, interruptions or failures of our information technology systems, including as a result of cyber-attacks, additional professional and internal costs necessary for compliance with any changes in Securities and Exchange Commission, New York Stock Exchange and accounting rules, strikes and unemployment levels, our efforts to evaluate and potentially reduce internal costs, economic and other developments associated with the war on terrorism and its impact on the economy, the impact of foreign trade policies and tariffs or other impositions on imported goods on our business, results of operations and financial condition, general economic conditions, our ability to successfully implement our business strategies and processes, including our capital allocation strategies and the other factors described under “Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended August 29, 2020 and in our other filings with the Securities and Exchange Commission, including, without limitation, under “Item 1A. Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. We undertake no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made.

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

We serve businesses of all sizes in numerous industry categories. Typical customers include automobile service centers and dealers, delivery services, food and general merchandise retailers, food processors and service operations, light manufacturers, maintenance facilities, restaurants, service companies, soft and durable goods wholesalers, transportation companies, healthcare providers and others who require employee clothing for image, identification, protection or utility purposes. We also provide our customers with restroom and cleaning supplies, including air fresheners, paper products and hand soaps.

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

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, the most important and pervasive accounting policies used and areas most sensitive to material changes from external factors. The critical accounting estimates that we believe affect our more significant judgments and estimates used in the preparation of our consolidated financial statements presented in this report are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended August 29, 2020.

COVID-19 Assessment

The outbreak of a novel strain of coronavirus (COVID-19) continues to impact a number of countries, including the United States, Canada, Mexico, Nicaragua and the European countries in which we operate.  Developments continue to occur rapidly with respect to the spread of COVID-19 and its impact on human health and businesses.  New and changing government actions to address the COVID-19 pandemic continue to occur on a daily basis. Our revenues in the second half of fiscal 2020 and the first quarter of fiscal 2021 were significantly adversely impacted as a result of many customers closing their businesses or operating at limited capacities. Although many of our customers have reopened or increased their operating levels as government restrictions have begun to be lifted, our sales to many such customers are below their pre-pandemic levels and may not return to such pre-pandemic levels.  In addition, although many of our customers reopened or increased their operating levels, such customers may again be forced to close or limit operations as any new COVID-19 outbreaks occur.  Any such closures or reductions in operating levels could have a significant adverse impact on our business.  At times during the pandemic, we have also experienced supply chain disruptions with respect to certain products, including hand sanitizer and masks.  Such disruptions continue to occur, but have moderated to some extent more recently.

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

As of November 28, 2020, our cash, cash equivalents, and short-term investments were $473.0 million, and we had access to $177.3 million of borrowing capacity under our $250 million unsecured revolving credit facility, which we believe will continue to help us manage the impacts of the COVID-19 pandemic on our business and address related liquidity needs.

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

Please see “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended August 29, 2020 for an additional discussion of risks and potential risks of the COVID-19 pandemic on our business, financial condition and results of operations.

Results of Operations

The following table presents certain selected financial data, including the percentage of revenues represented by each item, for the thirteen weeks ended November 28, 2020 and November 30, 2019.

	Thirteen weeks ended
(In thousands, except percentages)	November 28, 2020	% of Revenues	November 30, 2019	% of Revenues	% Change
Revenues	$446,853	100.0%	$465,398	100.0%	(4.0)%
Operating expenses:
Cost of revenues (1)	275,800	61.7	289,316	62.2	(4.7)
Selling and administrative expenses (1)	88,703	19.9	90,528	19.5	(2.0)
Depreciation and amortization	26,308	5.9	25,459	5.5	3.3
Total operating expenses	390,811	87.5	405,303	87.1	(3.6)
Operating income	56,042	12.5	60,095	12.9	(6.7)
Other income, net	181	0.0	(1,833)	(0.4)	(109.9)
Income before income taxes	55,861	12.5	61,928	13.3	(9.8)
Provision for income taxes	13,965	3.1	13,686	2.9	2.0
Net income	$41,896	9.4%	$48,242	10.4%	(13.2)%

(1)	Exclusive of depreciation on our property, plant and equipment and amortization on our intangible assets.

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

On January 2, 2019, our Board of Directors approved a share repurchase program authorizing the Company to repurchase from time to time up to $100.0 million of its outstanding shares of Common Stock. Repurchases made under the program, if any, will be made in either the open market or in privately negotiated transactions. The timing, manner, price and amount of any repurchases will depend on a variety of factors, including economic and market conditions, the Company stock price, corporate liquidity requirements and priorities, applicable legal requirements and other factors. The share repurchase program will be funded using our available cash or capacity under its credit agreement and may be suspended or discontinued at any time. As of November 28, 2020, we repurchased a total of 355,917 shares for an average price per share of $167.12 under the share repurchase program using cash on hand. During the thirteen weeks ended November 28, 2020, we repurchased 41,000 shares for an average price per share of $176.01. During the thirteen weeks ended November 30, 2019, we repurchased 50,600 shares for an average price per share of $197.11.

In our fourth fiscal quarter of 2018, we initiated a multiyear CRM project to further develop, implement and deploy a third-party application we licensed. This new solution is intended to improve functionality, capability and information flow as well as increase automation in servicing our customers. As of November 28, 2020, we have capitalized $25.5 million related to our new CRM project.

Thirteen weeks ended November 28, 2020 compared with thirteen weeks ended November 30, 2019

Revenues

(In thousands, except percentages)	November 28, 2020	November 30, 2019	Dollar Change	Percent Change
Core Laundry Operations	$393,190	$416,298	$(23,108)	(5.6)%
Specialty Garments	38,134	33,402	4,732	14.2%
First Aid	15,529	15,698	(169)	(1.1)%
Consolidated total	$446,853	$465,398	$(18,545)	(4.0)%

Consolidated revenues during the first quarter of fiscal 2021 decreased compared to the prior year comparable period.  The decrease was primarily driven by a decline in revenues in our Core Laundry Operations resulting from COVID-19 related customer closures as well as related wearer reductions at customers that remained open.

Specialty Garments revenues in the first quarter of fiscal 2021 increased compared to the prior year comparable period due primarily to increased direct sales activity in our nuclear operations in the U.S. and Canada as well as growth in our cleanroom operations. Specialty Garments’ results are often affected by seasonality and the timing and length of its customers’ power reactor outages as well as its project-based activities.

First Aid revenues in the first quarter of fiscal 2021 decreased compared to the prior year comparable period due to reduced sales from the segment’s wholesale distribution business.

Cost of Revenues

(In thousands, except percentages)	November 28, 2020	November 30, 2019	Dollar Change	Percent Change
Cost of revenues	$275,800	$289,316	$(13,516)	(4.7)%
% of Revenues	61.7%	62.2%

Core Laundry Operations cost of revenues as a percentage of revenues decreased in the first quarter of fiscal 2021 as compared to the prior year comparable period.  This decrease was due primarily to lower healthcare and energy costs.

Specialty Garments cost of revenues as a percentage of revenues in the first quarter of fiscal 2021 were consistent with the prior year comparable period.

Selling and Administrative Expenses

(In thousands, except percentages)	November 28, 2020	November 30, 2019	Dollar Change	Percent Change
Selling and administrative expenses	$88,703	$90,528	$(1,825)	(2.0)%
% of Revenues	19.9%	19.5%

Our selling and administrative costs increased as a percentage of revenues primarily due to the impact of the decline in rental revenues resulting in an increase in selling and administrative payroll expense as a percentage of revenues.  These increases were primarily offset by lower travel-related and healthcare costs.

Depreciation and Amortization

(In thousands, except percentages)	November 28, 2020	November 30, 2019	Dollar Change	Percent Change
Depreciation and amortization	$26,308	$25,459	$849	3.3%
% of Revenues	5.9%	5.5%

Depreciation and amortization expense increased in the first quarter of fiscal 2021 as compared to the prior year comparable period due primarily to higher capital expenditures placed in service over the previous quarters. The increase in depreciation and amortization reflects our continued capital investments in the business.

Operating Income

For the thirteen weeks ended November 28, 2020 and November 30, 2019, changes in our revenues and costs as discussed above resulted in the following changes in our operating income and operating income margin:

(In thousands, except percentages)	November 28, 2020	November 30, 2019	Dollar Change	Percent Change
Core Laundry Operations	$48,870	$53,807	$(4,937)	(9.2)%
Specialty Garments	7,159	4,879	2,280	46.7%
First Aid	13	1,408	(1,395)	(99.1)%
Operating income	$56,042	$60,095	$(4,053)	(6.7)%
% of Revenues	12.5%	12.9%

Other Income, net

(In thousands, except percentages)	November 28, 2020	November 30, 2019	Dollar Change	Percent Change
Interest income, net	$(568)	$(2,361)	$1,793	(75.9)%
Other expense, net	749	528	221	41.9%
Total other income, net	$181	$(1,833)	$2,014	(109.9)%

The decrease in other income, net during the first quarter of fiscal 2021 as compared to the prior year comparable period was due primarily to lower interest income from declining interest rates.

Provision for Income Taxes

(In thousands, except percentages)	November 28, 2020	November 30, 2019	Dollar Change	Percent Change
Provision for income taxes	$13,965	$13,686	$279	2.0%
Effective income tax rate	25.0%	22.1%

The increase in our effective tax rate for the first quarter of fiscal 2021 as compared to the prior year comparable period was due primarily to a $1.3 million benefit in the prior year comparable period resulting from the release of certain tax reserves.

Liquidity and Capital Resources

General

Cash, cash equivalents and short-term investments totaled $473.0 million as of November 28, 2020, an increase of $116.4 million from November 30, 2019 when the amount totaled $356.6 million. We generated $52.7 million and $52.4 million in cash from operating activities in the thirteen weeks ended November 28, 2020 and November 30, 2019, respectively.

Pursuant to a share repurchase program approved by our Board of Directors on January 2, 2019, we repurchased 41,000 shares of our Common Stock for an aggregate of approximately $7.2 million during the thirteen weeks ended November 28, 2020.

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

Sources and uses of cash flows for the thirteen weeks ended November 28, 2020 and November 30, 2019, respectively, are summarized as follows:

(In thousands, except percentages)	November 28, 2020	November 30, 2019	Percent Change
Net cash provided by operating activities	$52,741	$52,434	0.6%
Net cash used in investing activities	(42,424)	(68,200)	(37.8)%
Net cash used in financing activities	(12,590)	(13,525)	(6.9)%
Effect of exchange rate changes	445	538	(17.3)%
Net decrease in cash, cash equivalents and short-term investments	$(1,828)	$(28,753)	(93.6)%

Net Cash Provided by Operating Activities

The net cash provided by operating activities remained relatively consistent in the thirteen weeks ended November 28, 2020 as compared to the prior year comparable period.

Net Cash Used in Investing Activities

The net decrease in cash used in investing activities was due primarily to the acquisition of a Missouri-based industrial laundry business, which was completed in the thirteen weeks ended November 30, 2019 for $38.5 million, using available cash on hand. Offsetting this decrease in cash used in investing activities was an increase in capital expenditures of $12.9 million in the thirteen weeks ended November 28, 2020 as compared to the prior year comparable period.

Net Cash Used in Financing Activities

The decrease in cash used in financing activities was due primarily to a decrease in the repurchase of Common Stock of $2.8 million and a decrease in the cash paid for taxes withheld related to net share settlement of equity awards in the thirteen weeks ended November 28, 2020 as compared to the prior year comparable period.  These decreases were partially offset by an increase in dividends paid of $2.5 million in the thirteen weeks ended November 28, 2020 as compared to the prior year comparable period.

Long-Term Debt and Borrowing Capacity

We have a $250 million unsecured revolving credit agreement (the “Credit Agreement”) with a syndicate of banks, which matures on April 11, 2021. Under the Credit Agreement, we are able to borrow funds at variable interest rates based on, at our election, the Eurodollar rate or a base rate, plus in each case a spread based on our consolidated funded debt ratio. Availability of credit requires compliance with certain financial and other covenants, including a maximum consolidated funded debt ratio and minimum consolidated interest coverage ratio as defined in the Credit Agreement. We test our compliance with these financial covenants on a fiscal quarterly basis. As of November 28, 2020, the interest rates applicable to our borrowings under the Credit Agreement would be calculated as LIBOR plus 75 basis points at the time of the respective borrowing. As of November 28, 2020, we had no outstanding borrowings and had outstanding letters of credit amounting to $72.7 million, leaving $177.3 million available for borrowing under the Credit Agreement. We expect to replace the Credit Agreement prior to its maturity with a new revolving line of credit on appropriate terms.

As of November 28, 2020, we were in compliance with all covenants under the Credit Agreement.

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

As of November 28, 2020, we had forward contracts with a notional value of approximately $4.0 million CAD outstanding and recorded the fair value of the contracts of a nominal amount in other long-term assets and prepaid expenses and other current assets with a corresponding nominal gain in accumulated other comprehensive loss, which was recorded net of tax. During the thirteen weeks ended November 28, 2020, we reclassified a nominal amount from accumulated other comprehensive income to revenue, related to the derivative financial instruments. The gain on these forward contracts that resulted in a decrease to accumulated other comprehensive loss as of November 28, 2020 is expected to be reclassified to revenues prior to its maturity on February 25, 2022.

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

We have accrued certain costs related to certain sites, including but not limited to sites in Woburn and Somerville, Massachusetts, as it has been determined that the costs are probable and can be reasonably estimated. We have potential exposure related to a parcel of land (the “Central Area”) related to a site in Woburn, Massachusetts. Currently, the consent decree for the Woburn site does not define or require any remediation work in the Central Area. The United States Environmental Protection Agency (the “EPA”) has provided us and other signatories to the consent decree with comments on the design and implementation of groundwater and soil remedies at the Woburn site and investigation of environmental conditions in the Central Area. We, and other signatories, have implemented and proposed to do additional work at the Woburn site but many of the EPA’s comments remain to be resolved. We have accrued costs to perform certain work responsive to the EPA’s comments. Additionally, we have implemented mitigation measures and continues to monitor environmental conditions at the Somerville, Massachusetts site. We have received, responded, and agreed to undertake additional response actions pertaining to a notice of audit findings from the Massachusetts Department of Environmental Protection concerning a regulatory submittal that we made in 2009 for a portion of the site.  We have received demands from the local transit authority for reimbursement of certain costs associated with its construction of a new municipal transit station in the area of the Somerville site. This station is part of an ongoing extension of the transit system. We have reserved for costs in connection with this matter; however, in light of the uncertainties associated with this matter, these costs and the related reserve may change.

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

There is usually a range of reasonable estimates of the costs associated with each site. In accordance with U.S. GAAP, our accruals represent the amount within the range that we believe is the best estimate or the low end of a range of estimates if no point within the range is a better estimate. When we believe that both the amount of a particular liability and the timing of the payments are reliably determinable, we adjust the cost in current dollars using a rate of 3% for inflation until the time of expected payment and discount the cost to present value using current risk-free interest rates. As of November 28, 2020, the risk-free interest rates we utilized ranged from 0.8% to 1.6%.

For environmental liabilities that have been discounted, we include interest accretion, based on the effective interest method, in selling and administrative expenses on the Consolidated Statements of Income. The changes to the amounts of our environmental liabilities for the thirteen weeks ended November 28, 2020 were as follows (in thousands):

November 28, 2020
Beginning balance as of August 29, 2020	$30,702
Costs incurred for which reserves have been provided	(279)
Insurance proceeds	35
Interest accretion	112
Changes in discount rates	(137)
Balance as of November 28, 2020	$30,433

Anticipated payments and insurance proceeds relating to currently identified environmental remediation liabilities as of November 28, 2020, for the next five fiscal years and thereafter, as measured in current dollars, are reflected below.

(In thousands)	2021	2022	2023	2024	2025	Thereafter	Total
Estimated costs – current dollars	$11,089	$2,668	$1,371	$1,073	$1,076	$11,852	$29,129
Estimated insurance proceeds	(161)	(159)	(173)	(159)	(173)	(521)	(1,346)
Net anticipated costs	$10,928	$2,509	$1,198	$914	$903	$11,331	$27,783
Effect of inflation							7,363
Effect of discounting							(4,713)
Balance as of November 28, 2020							$30,433

Estimated insurance proceeds are primarily received from an annuity received as part of our legal settlement with an insurance company. Annual proceeds of approximately $0.3 million are deposited into an escrow account which funds remediation and monitoring costs for two sites related to our former operations in Williamstown, Vermont. Annual proceeds received but not expended in the current year accumulate in this account and may be used in future years for costs related to this site through the year 2027. As of November 28, 2020, the balance in this escrow account, which is held in a trust and is not recorded in our Consolidated Balance Sheet, was approximately $4.5 million. Also included in estimated insurance proceeds are amounts we are entitled to receive pursuant to legal settlements as reimbursements from three insurance companies for estimated costs at the site in Uvalde, Texas.

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

Off-Balance Sheet Arrangements

As of November 28, 2020, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Securities and Exchange Commission Regulation S-K.

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

Contractual Obligations and Other Commercial Commitments

As of November 28, 2020, there were no material changes to our contractual obligations that were disclosed in our Annual Report on Form 10-K for the year ended August 29, 2020.

Recent Accounting Pronouncements

See Note 2, “Recent Accounting Pronouncements” to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for more information on recently implemented and issued accounting standards.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

We have determined that all of our foreign subsidiaries operate primarily in local currencies that represent the functional currencies of such subsidiaries. All assets and liabilities of our foreign subsidiaries are translated into U.S. dollars using the exchange rate prevailing at the balance sheet date. The effects of exchange rate fluctuations on the translation of assets and liabilities are recorded as a component of shareholders’ equity. Revenues and expenses are translated at the average exchange rates in effect during each month of the fiscal year. As such, our financial condition and operating results are affected by fluctuations in the value of the U.S. dollar as compared to currencies in foreign countries. Revenues denominated in currencies other than the U.S. dollar represented approximately 8.0% and 7.7% of total consolidated revenues for the thirteen weeks ended November 28, 2020 and November 30, 2019, respectively. Total assets denominated in currencies other than the U.S. dollar represented approximately 6.1% and 6.7% of total consolidated assets as of November 28, 2020 and August 29, 2020, respectively. If exchange rates had increased or decreased by 10% from the actual rates in effect during the thirteen weeks ended November 28, 2020, our revenues would have increased or decreased by approximately $5.1 million and total assets as of November 28, 2020 would have increased or decreased by approximately $13.7 million.

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

As of November 28, 2020, we had forward contracts with a notional value of approximately $4.0 million CAD outstanding and recorded the fair value of the contracts of a nominal amount in other long-term assets and  prepaid expenses and other current assets with a corresponding nominal gain in accumulated other comprehensive loss, which was recorded net of tax. During the thirteen weeks ended November 28, 2020, we reclassified a nominal amount from accumulated other comprehensive income to revenue, related to the derivative financial instruments. The gain on these forward contracts that resulted in a decrease to accumulated other comprehensive loss as of November 28, 2020 is expected to be reclassified to revenues prior to its maturity on February 25, 2022.

Other than the forward contracts, discussed above, we do not operate a hedging program to mitigate the effect of a significant change in the value of the functional currencies of our foreign subsidiaries, which include the Canadian dollar, euro, British pound, Mexican peso and Nicaraguan cordoba, as compared to the U.S. dollar. Any losses or gains resulting from unhedged foreign currency transactions, including exchange rate fluctuations on intercompany accounts are reported as transaction losses (gains) in our other income, net. The intercompany payables and receivables are denominated in Canadian dollars, euros, British pounds, Mexican pesos and Nicaraguan cordobas. During the thirteen weeks ended November 28, 2020, transaction losses of $0.3 million were included in other income. If exchange rates had increased or decreased by 10% during the thirteen weeks ended November 28, 2020, we would have recognized exchange gains or losses of approximately $0.1 million.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of fiscal year 2021 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended August 29, 2020, which could materially affect our business, financial condition, and future results. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and operating results. Except to the extent previously updated or to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors (including, without limitation, the matters discussed in Part I, Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations”), there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended August 29, 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about repurchases of our equity securities during the thirteen weeks ended November 28, 2020:

	(a) Total Number of Shares of Stock Purchased(1)	(b) Average Price Paid per Share(1)		(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs(1)
August 30, 2020 - September 26, 2020		$			$47,736,951
September 27, 2020 - October 24, 2020	—		$—	—	$47,736,951
October 25, 2020 - November 28, 2020	41,000		$176.01	41,000	$40,520,525
	41,000	$		41,000

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

10.1	UniFirst Corporation Executive Employment Plan (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed with the Commission on October 28, 2020)

10.2

Form of Stock Appreciation Right Award for eligible participants under the UniFirst Corporation Executive Employment Plan pursuant to the UniFirst Corporation Amended and Restated 2010 Stock Option and Incentive Plan ((incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed with the Commission on October 28, 2020)

10.3

Form of Restricted Stock Unit Award for eligible participants under the UniFirst Corporation Executive Employment Plan pursuant to the UniFirst Corporation Amended and Restated 2010 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed with the Commission on October 28, 2020)

10.4

Form of Restricted Stock Unit Award for eligible participants under the UniFirst Corporation Executive Employment Plan pursuant to the UniFirst Corporation Amended and Restated 2010 Stock Option and Incentive Plan (with respect to performance-based restricted stock unit awards) (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed with the Commission on October 28, 2020)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Steven S. Sintros (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Shane O’Connor (filed herewith).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.SCH	Inline XBRL Taxonomy Extension Schema Document (filed herewith).

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed herewith).

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith).

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101) (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UniFirst Corporation

January 7, 2021	By:	/s/ Steven S. Sintros
Steven S. Sintros
President and Chief Executive Officer

January 7, 2021	By:	/s/ Shane O’Connor
Shane O’Connor
Executive Vice President and Chief Financial Officer