Form 10-Q
period 2021-02-27
UNIFIRST CORP
filed 2021-04-08
CIK 717954

United States

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 27, 2021

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

The number of outstanding shares of UniFirst Corporation Common Stock and Class B Common Stock at April 2, 2021 were 15,236,807 and 3,643,009, respectively.

UniFirst Corporation

Quarterly Report on Form 10-Q

For the Quarter ended February 27, 2021

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Statements of Income

UniFirst Corporation and Subsidiaries

(Unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
(In thousands, except per share data)	February 27, 2021	February 29, 2020	February 27, 2021	February 29, 2020
Revenues	$449,764	$464,600	$896,617	$929,998
Operating expenses:
Cost of revenues (1)	289,455	301,422	565,255	590,738
Selling and administrative expenses (1)	93,329	93,080	182,032	183,608
Depreciation and amortization	26,287	25,971	52,595	51,430
Total operating expenses	409,071	420,473	799,882	825,776

Operating income	40,693	44,127	96,735	104,222
Other (income) expense:
Interest income, net	(863)	(2,175)	(1,431)	(4,536)
Other (income) expense, net	(584)	539	165	1,067
Total other income, net	(1,447)	(1,636)	(1,266)	(3,469)

Income before income taxes	42,140	45,763	98,001	107,691
Provision for income taxes	9,555	11,083	23,520	24,769
Net income	$32,585	$34,680	$74,481	$82,922
Income per share – Basic:
Common Stock	$1.80	$1.90	$4.10	$4.55
Class B Common Stock	$1.44	$1.52	$3.28	$3.64
Income per share – Diluted:
Common Stock	$1.71	$1.82	$3.91	$4.34
Income allocated to – Basic:
Common Stock	$27,349	$29,129	$62,520	$69,654
Class B Common Stock	$5,236	$5,551	$11,961	$13,268
Income allocated to – Diluted:
Common Stock	$32,585	$34,680	$74,481	$82,922
Weighted average shares outstanding – Basic:
Common Stock	15,223	15,293	15,235	15,300
Class B Common Stock	3,643	3,643	3,643	3,643
Weighted average shares outstanding – Diluted:
Common Stock	19,037	19,105	19,032	19,114

(1)	Exclusive of depreciation on the Company’s property, plant and equipment and amortization on its intangible assets.

The accompanying notes are an integral part of these

Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income

UniFirst Corporation and Subsidiaries

(Unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
(In thousands)	February 27, 2021	February 29, 2020	February 27, 2021	February 29, 2020
Net income	$32,585	$34,680	$74,481	$82,922
Other comprehensive income (loss):
Foreign currency translation adjustments	2,244	(769)	3,554	220
Pension benefit liabilities	—	350	—	350
Change in fair value of derivatives, net of income taxes	(58)	52	(68)	77
Derivative financial instruments reclassified to earnings	2	(30)	(9)	(60)
Other comprehensive income (loss)	2,188	(397)	3,477	587
Comprehensive income	$34,773	$34,283	$77,958	$83,509

The accompanying notes are an integral part of these

Consolidated Financial Statements.

Consolidated Balance Sheets

UniFirst Corporation and Subsidiaries

(Unaudited)

(In thousands, except share and par value data)	February 27, 2021	August 29, 2020
Assets
Current assets:
Cash, cash equivalents and short-term investments	$509,563	$474,838
Receivables, less reserves of $14,385 and $12,125	204,068	190,916
Inventories	110,701	106,269
Rental merchandise in service	155,410	154,278
Prepaid taxes	5,263	7,115
Prepaid expenses and other current assets	38,459	35,918
Total current assets	1,023,464	969,334

Property, plant and equipment, net	599,144	582,470
Goodwill	429,511	424,844
Customer contracts, net	53,438	56,946
Other intangible assets, net	31,704	28,590
Deferred income taxes	543	522
Operating lease right-of-use assets, net	41,203	42,710
Other assets	96,751	93,611
Total assets	$2,275,758	$2,199,027

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$61,177	$64,035
Accrued liabilities	152,171	132,965
Accrued taxes	—	527
Operating lease liabilities, current	12,783	12,569
Total current liabilities	226,131	210,096

Accrued liabilities	132,910	132,820
Accrued and deferred income taxes	87,229	85,721
Operating lease liabilities	28,378	29,261
Total liabilities	474,648	457,898
Commitments and contingencies (Note 12)
Shareholders’ equity:
Preferred Stock, $1.00 par value; 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $0.10 par value; 30,000,000 shares authorized; 15,230,265 and 15,251,176 shares issued and outstanding as of February 27, 2021 and August 29, 2020, respectively	1,523	1,525
Class B Common Stock, $0.10 par value; 20,000,000 shares authorized; 3,643,009 shares issued and outstanding as of February 27, 2021 and August 29, 2020, respectively	364	364
Capital surplus	86,979	86,645
Retained earnings	1,740,737	1,684,565
Accumulated other comprehensive loss	(28,493)	(31,970)

Total shareholders’ equity	1,801,110	1,741,129

Total liabilities and shareholders’ equity	$2,275,758	$2,199,027

The accompanying notes are an integral part of these

Consolidated Financial Statements

Consolidated Statements of Shareholders’ Equity

UniFirst Corporation and Subsidiaries

(Unaudited)

(In thousands)	Common Shares	Class B Common Shares	Common Stock	Class B Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance, August 31, 2019	15,333	3,643	$1,533	$364	$84,946	$1,588,075	$(33,688)	$1,641,230
Net income	—	—	—	—	—	48,242	—	48,242
Change in fair value of derivatives	—	—	—	—	—	—	(5)	(5)
Foreign currency translation	—	—	—	—	—	—	989	989
Dividends declared Common Stock ($0.25 per share)	—	—	—	—	—	(3,825)	—	(3,825)
Dividends declared Class B Common Stock ($0.20 per share)	—	—	—	—	—	(729)	—	(729)
Repurchase of Common Stock	(51)	—	(5)	—	(274)	(9,694)	—	(9,973)
Share-based compensation, net (1)	—	—	—	—	77	—	—	77
Share-based awards exercised, net (2)	16	—	2	—	—	—	—	2
Balance, November 30, 2019	15,298	3,643	1,530	364	84,749	1,622,069	(32,704)	1,676,008
Net income	—	—	—	—	—	34,680	—	$34,680
Change in fair value of derivatives	—	—	—	—	—	—	22	22
Foreign currency translation	—	—	—	—	—	—	(769)	(769)
Pension benefit liabilities, net	—	—	—	—	—	—	350	350
Dividends declared Common Stock ($0.25 per share)	—	—	—	—	—	(3,835)	—	(3,835)
Dividends declared Class B Common Stock ($0.20 per share)	—	—	—	—	—	(729)	—	(729)
Repurchase of Common Stock	(21)	—	(2)	—	(112)	(4,116)	—	(4,230)
Share-based compensation, net (1)	—	—	—	—	(60)	—	—	(60)
Share-based awards exercised, net (2)	16	—	1	—	—	—	—	1
Balance, February 29, 2020	15,293	3,643	$1,529	$364	$84,577	$1,648,069	$(33,101)	$1,701,438

(In thousands)	Common Shares	Class B Common Shares	Common Stock	Class B Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance, August 29, 2020	15,251	3,643	$1,525	$364	$86,645	$1,684,565	$(31,970)	$1,741,129
Net income	—	—	—	—	—	41,896	—	41,896
Change in fair value of derivatives	—	—	—	—	—	—	(21)	(21)
Foreign currency translation	—	—	—	—	—	—	1,310	1,310
Dividends declared Common Stock ($0.25 per share)	—	—	—	—	—	(3,806)	—	(3,806)
Dividends declared Class B Common Stock ($0.20 per share)	—	—	—	—	—	(729)	—	(729)
Repurchase of Common Stock	(41)	—	(4)	—	(223)	(6,989)	—	(7,216)
Share-based compensation, net (1)	—	—	—	—	788	—	—	788
Share-based awards exercised, net (2)	11	—	1	—	—	—	—	1
Balance, November 28, 2020	15,221	3,643	1,522	364	87,210	1,714,937	(30,681)	1,773,352
Net income	—	—	—	—	—	32,585	—	32,585
Change in fair value of derivatives	—	—	—	—	—	—	(56)	(56)
Foreign currency translation	—	—	—	—	—	—	2,244	2,244
Dividends declared Common Stock ($0.25 per share)	—	—	—	—	—	(3,806)	—	(3,806)
Dividends declared Class B Common Stock ($0.20 per share)	—	—	—	—	—	(728)	—	(728)
Repurchase of Common Stock	(12)	—	(1)	—	(66)	(2,251)	—	(2,318)
Share-based compensation, net (1)	—	—	—	—	(165)	—	—	(165)
Share-based awards exercised, net (2)	21	—	2	—	—	—	—	2
Balance, February 27, 2021	15,230	3,643	$1,523	$364	$86,979	$1,740,737	$(28,493)	$1,801,110

(1)

These amounts are shown net of any shares withheld by the Company to satisfy certain tax withholdings obligations in connection with the vesting of certain shares of restricted stock or restricted stock units.

(2)	These amounts are shown net of the effect of income taxes.

The accompanying notes are an integral part of these

Consolidated Financial Statements.

Consolidated Statements of Cash Flows

UniFirst Corporation and Subsidiaries

(Unaudited)

Twenty-six weeks ended (In thousands)	February 27, 2021	February 29, 2020
Cash flows from operating activities:
Net income	$74,481	$82,922
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	52,595	51,430
Amortization of deferred financing costs	56	56
Share-based compensation	3,266	3,227
Accretion on environmental contingencies	224	269
Accretion on asset retirement obligations	492	463
Deferred income taxes	847	727
Other	19	16
Changes in assets and liabilities, net of acquisitions:
Receivables, less reserves	(12,511)	(4,867)
Inventories	(4,287)	6,125
Rental merchandise in service	(338)	6,839
Prepaid expenses and other current assets and Other assets	2,267	2,170
Accounts payable	(1,923)	(5,815)
Accrued liabilities	11,460	(1,752)
Prepaid and accrued income taxes	1,368	(4,941)
Net cash provided by operating activities	128,016	136,869

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(7,018)	(41,021)
Capital expenditures, including capitalization of software costs	(66,855)	(62,271)
Proceeds from sale of assets	281	236
Net cash used in investing activities	(73,592)	(103,056)

Cash flows from financing activities:
Proceeds from exercise of share-based awards	3	75
Taxes withheld and paid related to net share settlement of equity awards	(2,643)	(3,281)
Repurchase of Common Stock	(9,534)	(14,203)
Payment of cash dividends	(9,069)	(6,609)
Net cash used in financing activities	(21,243)	(24,018)

Effect of exchange rate changes	1,544	187

Net increase in cash, cash equivalents and short-term investments	34,725	9,982
Cash, cash equivalents and short-term investments at beginning of period	474,838	385,341
Cash, cash equivalents and short-term investments at end of period	$509,563	$395,323

Supplemental disclosure of cash flow information:
Non-cash capital expenditures	$3,677	$9,004

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

2. Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (the “FASB”) issued an accounting standard update that introduces a new forward-looking approach, based on expected losses, to estimate credit losses on certain types of financial instruments including trade receivables. The estimate of expected credit losses requires entities to incorporate historical information, current information and reasonable and supportable forecasts. This guidance also expands the disclosure requirements to enable users of financial statements to understand the entity’s assumptions, models and methods for estimating expected credit losses. This guidance is effective for annual reporting periods, and any interim periods within those annual periods, that begin after December 15, 2019 with early adoption permitted. The Company’s adoption of this guidance on August 30, 2020 did not have a material impact on its financial statements.

In August 2018, the FASB issued updated guidance to modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. This guidance will be effective for annual reporting periods ending after December 15, 2020 and will be required to be applied on a retrospective basis with early adoption permitted. Accordingly, the standard will be effective for the Company on August 29, 2021. The Company is currently evaluating the impact that this guidance will have on its financial statements and related disclosures.

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

3. Revenue Recognition

The following table presents the Company’s revenues for the thirteen and twenty-six weeks ended February 27, 2021 and February 29, 2020, respectively, disaggregated by service type:

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
	February 27, 2021		February 29, 2020		February 27, 2021		February 29, 2020
(In thousands, except percentages)	Revenues	% of Revenues	Revenues	% of Revenues	Revenues	% of Revenues	Revenues	% of Revenues
Core Laundry Operations	$398,235	88.5%	$412,192	88.7%	$791,425	88.3%	$828,490	89.1%
Specialty Garments	35,222	7.8%	35,980	7.7%	73,356	8.2%	69,382	7.5%
First Aid	16,307	3.6%	16,428	3.5%	31,836	3.6%	32,126	3.5%
Total Revenues	$449,764	100.0%	$464,600	100.0%	$896,617	100.0%	$929,998	100.0%

UniFirst Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

See Note 16 “Segment Reporting” for additional details of segment definitions.

Revenue Recognition Policy

During the thirteen weeks ended February 27, 2021 and February 29, 2020, approximately 91.1% and 90.2%, respectively, of the Company’s revenues were derived from fees for route servicing of Core Laundry Operations, Specialty Garments, and First Aid performed by the Company’s employees at the customer’s location of business. During the twenty-six weeks ended February 27, 2021 and February 29, 2020, approximately 91.1% and 90.9%, respectively, of the Company’s revenues were derived from fees for route servicing of Core Laundry Operations, Specialty Garments, and First Aid performed by the Company’s employees at the customer’s location of business. Revenues from the Company’s route servicing customer contracts represent a single performance obligation. The Company recognizes these revenues over time as services are performed based on the nature of services provided and contractual rates (input method). Certain of the Company’s customer contracts, primarily within the Company’s Core Laundry Operations, include pricing terms and conditions that include components of variable consideration. The variable consideration is typically in the form of consideration due to customer-based performance metrics specified within the contract. Specifically, some contracts contain discounts or rebates that the customer can earn through the achievement of specified volume levels. Each component of variable consideration is earned based on the Company’s actual performance during the measurement period specified within the contract. To determine the transaction price, the Company estimates the variable consideration using the most likely amount method, based on the specific contract provisions and known performance results during the relevant measurement period. When determining if variable consideration should be constrained, the Company considers whether factors outside its control could result in a significant reversal of revenue. In making these assessments, the Company considers the likelihood and magnitude of a potential reversal. The Company’s performance period generally corresponds with the monthly invoice period. No significant constraints on the Company’s revenue recognition were applied during the thirteen and twenty-six weeks ended February 27, 2021 and February 29, 2020. The Company reassesses these estimates during each reporting period. The Company maintains a liability for these discounts and rebates within accrued liabilities on the consolidated balance sheets. Variable consideration also includes consideration paid to a customer at the beginning of a contract. The Company capitalizes this consideration and amortizes it over the life of the contract as a reduction to revenue in accordance with the updated accounting guidance for revenue recognition. These assets are included in other assets on the consolidated balance sheets.

Costs to Obtain a Contract

The Company defers commission expenses paid to its employee-partners when the commissions are deemed to be incremental for obtaining the route servicing customer contract. The deferred commissions are amortized on a straight-line basis over the expected period of benefit. The Company reviews the deferred commission balances for impairment on an ongoing basis. Deferred commissions are classified as current or noncurrent based on the timing of when the Company expects to recognize the expense. The current portion is included in prepaid expenses and other current assets and the non-current portion is included in other assets on the Company’s consolidated balance sheets. As of February 27, 2021, the current and non-current assets related to deferred commissions totaled $13.8 million and $58.3 million, respectively. As of August 29, 2020, the current and non-current assets related to deferred commissions totaled $13.3 million and $55.6 million, respectively. During the thirteen weeks ended February 27, 2021 and February 29, 2020, the Company recorded $3.6 million and $3.4 million, respectively, of amortization expense related to deferred commissions. During the twenty-six weeks ended February 27, 2021 and February 29, 2020, the Company recorded $7.1 million and $6.7 million, respectively, of amortization expense related to deferred commissions. This expense is classified in selling and administrative expenses on the consolidated statements of income.

4. Acquisitions

During the twenty-six weeks ended February 27, 2021, the Company completed four business acquisitions with an aggregate purchase price of approximately $7.5 million, which was primarily assigned to goodwill and intangible assets. The results of operations of these acquisitions have been included in the Company’s consolidated financial results since their respective acquisition dates. These acquisitions were not significant in relation to the Company’s consolidated financial results and, therefore, pro-forma financial information has not been presented.

UniFirst Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

5. Fair Value Measurements

The assets or liabilities measured at fair value on a recurring basis are summarized in the tables below (in thousands):

	As of February 27, 2021
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents	$196,913	$—	$—	$196,913
Pension plan assets	—	4,071	—	4,071
Foreign currency forward contracts	—	(17)	—	(17)
Total assets at fair value	$196,913	$4,054	$—	$200,967

	As of August 29, 2020
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents	$196,478	$—	$—	$196,478
Pension plan assets	—	4,146	—	4,146
Foreign currency forward contracts	—	87	—	87
Total assets at fair value	$196,478	$4,233	$—	$200,711

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

The Company’s foreign currency forward contracts represent contracts the Company has entered into to exchange Canadian dollars for U.S. dollars at fixed exchange rates in order to manage its exposure related to the certain forecasted Canadian dollar denominated sales of one of its subsidiaries. These contracts are included in prepaid expenses and other current assets and other long-term assets as of February 27, 2021 and August 29, 2020. The fair value of the forward contracts is based on similar exchange traded derivatives and are, therefore, included within Level 2 of the fair value hierarchy.

6. Derivative Instruments and Hedging Activities

As of February 27, 2021, the Company had forward contracts with a notional value of approximately $3.0 million CAD outstanding and recorded the fair value of the contracts of a nominal amount in prepaid expenses and other current assets with a corresponding nominal loss in accumulated other comprehensive loss, which was recorded net of tax. During the thirteen and twenty-six weeks ended February 27, 2021, the Company reclassified a nominal amount from accumulated other comprehensive loss to revenue, related to the derivative financial instruments. The loss on these forward contracts that resulted in an increase to accumulated other comprehensive loss as of February 27, 2021 is expected to be reclassified to revenues prior to its maturity on February 25, 2022.

7. Employee Benefit Plans

Defined Contribution Retirement Savings Plan

The Company has a defined contribution retirement savings plan with a 401(k) feature for all eligible U.S. and Canadian employees not under collective bargaining agreements. The Company matches a portion of the employee’s contribution and may make an additional contribution at its discretion. Contributions charged to expense under the plan for the thirteen weeks ended February 27, 2021 and February 29, 2020 were $4.3 million and $5.0 million, respectively. Contributions charged to expense under the plan for the twenty-six weeks ended February 27, 2021 and February 29, 2020 were $10.1 million and $10.5 million, respectively.

Pension Plans and Supplemental Executive Retirement Plans

UniFirst Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The Company maintains an unfunded Supplemental Executive Retirement Plan for certain eligible employees of the Company and two frozen non-contributory defined benefit pension plans. The amounts charged to expense related to these plans for the thirteen weeks ended February 27, 2021 and February 29, 2020 were $0.8 million and $0.3 million, respectively. The amounts charged to expense related to these plans for the twenty-six weeks ended February 27, 2021 and February 29, 2020 were $1.5 million and $0.4 million, respectively.

8. Income Per Share

The Company calculates income per share by allocating income to its unvested participating securities as part of its income per share calculations. The following table sets forth the computation of basic income per share using the two-class method for amounts attributable to the Company’s shares of Common Stock and Class B Common Stock (in thousands, except per share data):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	February 27, 2021	February 29, 2020	February 27, 2021	February 29, 2020
Net income available to shareholders	$32,585	$34,680	$74,481	$82,922
Allocation of net income for Basic:
Common Stock	$27,349	$29,129	$62,520	$69,654
Class B Common Stock	5,236	5,551	11,961	13,268
	$32,585	$34,680	$74,481	$82,922
Weighted average number of shares for Basic:
Common Stock	15,223	15,293	15,235	15,300
Class B Common Stock	3,643	3,643	3,643	3,643
	18,866	18,936	18,878	18,943
Income per share for Basic:
Common Stock	$1.80	$1.90	$4.10	$4.55
Class B Common Stock	$1.44	$1.52	$3.28	$3.64

The Company is required to calculate diluted income per share for Common Stock using the more dilutive of the following two methods:

•	The treasury stock method; or
•	The two-class method assuming a participating security is not exercised or converted.

For the thirteen and twenty-six weeks ended February 27, 2021 and February 29, 2020, the Company’s diluted income per share assumes the conversion of all vested Class B Common Stock into Common Stock and uses the two-class method for its unvested participating shares. The following tables set forth the computation of diluted income per share of Common Stock for the thirteen and twenty-six weeks ended February 27, 2021 and February 29, 2020 (in thousands, except per share data):

	Thirteen weeks ended February 27, 2021			Twenty-six weeks ended February 27, 2021
	Earnings to Common Shareholders	Common Shares	Income Per Share	Earnings to Common Shareholders	Common Shares	Income Per Share
As reported - Basic	$27,349	15,223	$1.80	$62,520	15,235	$4.10
Add: effect of dilutive potential common shares
Share-Based Awards	—	171		—	154
Class B Common Stock	5,236	3,643		11,961	3,643
As reported – Diluted	$32,585	19,037	$1.71	$74,481	19,032	$3.91

UniFirst Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

	Thirteen weeks ended February 29, 2020			Twenty-six weeks ended February 29, 2020
	Earnings to Common Shareholders	Common Shares	Income Per Share	Earnings to Common Shareholders	Common Shares	Income Per Share
As reported - Basic	$29,129	15,293	$1.90	$69,654	15,300	$4.55
Add: effect of dilutive potential common shares
Share-Based Awards	—	169		—	171
Class B Common Stock	5,551	3,643		13,268	3,643
As reported – Diluted	$34,680	19,105	$1.82	$82,922	19,114	$4.34

Share-based awards that would result in the issuance of 2,379 and 11,566 shares, respectively, of Common Stock were excluded from the calculation of diluted income per share for the thirteen and twenty-six weeks ended February 27, 2021 because they were anti-dilutive. Share-based awards that would result in the issuance of 667 and 423 shares, respectively, of Common Stock were excluded from the calculation of diluted income per share for the thirteen and twenty-six weeks ended February 29, 2020 because they were anti-dilutive.

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

The components of inventory as of February 27, 2021 and August 29, 2020 were as follows (in thousands):

	February 27, 2021	August 29, 2020
Raw materials	$19,791	$20,266
Work in process	3,286	2,730
Finished goods	87,624	83,273
Total inventories	$110,701	$106,269

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

The changes in the carrying amount of goodwill are as follows (in thousands):

Balance as of August 29, 2020	$424,844
Goodwill recorded during the period	4,533
Other	134
Balance as of February 27, 2021	$429,511

Intangible assets, net in the Company’s accompanying Consolidated Balance Sheets are as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
February 27, 2021
Customer contracts	$236,236	$182,798	$53,438
Software	71,061	40,712	30,349
Other intangible assets	36,000	34,645	1,355
	$343,297	$258,155	$85,142
August 29, 2020
Customer contracts	$234,065	$177,119	$56,946
Software	66,014	39,020	26,994
Other intangible assets	35,741	34,145	1,596
	$335,820	$250,284	$85,536

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

A reconciliation of the Company’s asset retirement liability for the twenty-six weeks ended February 27, 2021 was as follows (in thousands):

February 27, 2021
Beginning balance as of August 29, 2020	$13,920
Accretion expense	492
Effect of exchange rate changes	61
Balance as of February 27, 2021	$14,473

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

The following table presents the operating lease cost and information related to the operating lease right-of-use assets, net and operating lease liabilities for the twenty-six weeks ended February 27, 2021:

(In thousands, except lease term and discount rate)
Lease cost
Operating lease costs including short-term lease expense and variable lease costs, which were immaterial in the period	$9,502

Operating cash flow impacts
Cash paid for amounts included in the measurement of operating lease liabilities	$6,763
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	$5,522
Weighted-average remaining lease term - operating leases	4.4
Weighted-average discount rate - operating leases	2.47%

The contractual future minimum lease payments of the Company's operating lease liabilities by fiscal year are as follows as of February 27, 2021:

(In thousands)
2021 (remaining six months)	$6,992
2022	12,095
2023	8,770
2024	6,219
2025	3,951
Thereafter	5,173
Total payments	43,200
Less interest	(2,039)
Total present value of lease payments	$41,161

Environmental and Legal Contingencies

The Company and its operations are subject to various federal, state and local laws and regulations governing, among other things, air emissions, wastewater discharges, and the generation, handling, storage, transportation, treatment and disposal of hazardous wastes and other substances. In particular, industrial laundries currently use and must dispose of detergent wastewater and other residues, and, in the past, used perchloroethylene and other dry-cleaning solvents. The Company is attentive to the environmental concerns surrounding the disposal of these materials and has, through the years, taken measures to avoid their improper disposal. The Company has settled, or contributed to the settlement of, past actions or claims brought against the Company relating to the disposal of

UniFirst Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

hazardous materials at several sites and there can be no assurance that the Company will not have to expend material amounts to remediate the consequences of any such disposal in the future.

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

The Company has accrued certain costs related to certain sites, including but not limited to sites in Woburn and Somerville, Massachusetts, as it has been determined that the costs are probable and can be reasonably estimated. The Company, together with multiple other companies, is party to a consent decree related to its property and parcels of land (the “Central Area”) at a site in Woburn, Massachusetts. The United States Environmental Protection Agency (the “EPA”) has provided the Company and other signatories to the consent decree with comments on the design and implementation of groundwater and soil remedies at the Woburn site and investigation of environmental conditions in the Central Area. The consent decree does not address any remediation work that may be required in the Central Area. The Company, and other signatories, have implemented and proposed to do additional work at the Woburn site but many of the EPA’s comments remain to be resolved. The Company has accrued costs to perform certain work responsive to the EPA’s comments. Additionally, the Company has implemented mitigation measures and continues to monitor environmental conditions at the Somerville, Massachusetts site. The Company has received, responded, and agreed to undertake additional response actions pertaining to a notice of audit findings from the Massachusetts Department of Environmental Protection concerning a regulatory submittal that the Company made in 2009 for a portion of the site.  The Company has received demands from the local transit authority for reimbursement of certain costs associated with its construction of a new municipal transit station in the area of the Somerville site. This station is part of an ongoing extension of the transit system. The Company has reserved for costs in connection with this matter; however, in light of the uncertainties associated with this matter, these costs and the related reserve may change.

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

UniFirst Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

There is usually a range of reasonable estimates of the costs associated with each site. In accordance with U.S. GAAP, the Company’s accruals reflect the amount within the range that it believes is the best estimate or the low end of a range of estimates if no point within the range is a better estimate. Where it believes that both the amount of a particular liability and the timing of the payments are reliably determinable, the Company adjusts the cost in current dollars using a rate of 3% for inflation until the time of expected payment and discounts the cost to present value using current risk-free interest rates. As of February 27, 2021, the risk-free interest rates utilized by the Company ranged from 1.4% to 2.2%.

For environmental liabilities that have been discounted, the Company includes interest accretion, based on the effective interest method, in selling and administrative expenses on the accompanying Consolidated Statements of Income. The changes to the Company’s environmental liabilities for the twenty-six weeks ended February 27, 2021 were as follows (in thousands):

February 27, 2021
Balance as of August 29, 2020	$30,702
Costs incurred for which reserves have been provided	(556)
Insurance proceeds	67
Interest accretion	224
Changes in discount rates	(1,654)
Balance as of February 27, 2021	$28,783

Anticipated payments and insurance proceeds of currently identified environmental remediation liabilities as of February 27, 2021, for the next five fiscal years and thereafter, as measured in current dollars, are reflected below.

(In thousands)	2021	2022	2023	2024	2025	Thereafter	Total
Estimated costs – current dollars	$10,812	$2,668	$1,371	$1,073	$1,076	$11,852	$28,852
Estimated insurance proceeds	(130)	(159)	(173)	(159)	(173)	(521)	(1,315)
Net anticipated costs	$10,682	$2,509	$1,198	$914	$903	$11,331	$27,537
Effect of inflation							7,475
Effect of discounting							(6,229)
Balance as of February 27, 2021							$28,783

Estimated insurance proceeds are primarily received from an annuity received as part of a legal settlement with an insurance company. Annual proceeds of approximately $0.3 million are deposited into an escrow account which funds remediation and monitoring costs for two sites related to former operations in Williamstown, Vermont. Annual proceeds received but not expended in the current year accumulate in this account and may be used in future years for costs related to this site through the year 2027. As of February 27, 2021, the balance in this escrow account, which is held in a trust and is not recorded in the Company’s accompanying Consolidated Balance Sheet, was approximately $4.5 million. Also included in estimated insurance proceeds are amounts the Company is entitled to receive pursuant to legal settlements as reimbursements from three insurance companies for estimated costs at the site in Uvalde, Texas.

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

Effective tax rate

The Company’s effective tax rate for the thirteen weeks ended February 27, 2021 was 22.7% as compared to 24.2% for the corresponding period in the prior year. The Company’s effective tax rate for the twenty-six weeks ended February 27, 2021 was 24.0% as compared to 23.0% for the corresponding period in the prior year. The increase in the effective tax rate in the twenty-six weeks ended February 27, 2021 as compared to the corresponding period in the prior year was due to the release of certain tax reserves.

Uncertain tax positions

The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense, which is consistent with the recognition of these items in prior reporting periods. During the twenty-six weeks ended February 27, 2021, there were no material changes in the amount of unrecognized tax benefits or the amount accrued for interest and penalties.

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

14. Long-Term Debt

On March 26, 2021, the Company entered into an amended and restated $175.0 million unsecured revolving credit agreement (the “2021 Credit Agreement”) with a syndicate of banks, which matures on March 26, 2026. The 2021 Credit Agreement amended and restated the Company’s prior Credit Agreement (defined below), which was scheduled to mature on April 11, 2021. Under the 2021 Credit Agreement, the Company is able to borrow funds at variable interest rates based on, at the Company’s election, the Eurodollar rate or a base rate, plus in each case a spread based on the Company’s consolidated funded debt ratio. Availability of credit requires compliance with certain financial and other covenants, including a maximum consolidated funded debt ratio and minimum consolidated interest coverage ratio as defined in the 2021 Credit Agreement.

Prior to March 26, 2021, the Company had a $250 million unsecured revolving credit agreement (the “Credit Agreement”) with a syndicate of banks, which was scheduled to mature on April 11, 2021. Under the Credit Agreement, the Company is able to borrow funds at variable interest rates based on, at its election, the Eurodollar rate or a base rate, plus in each case a spread based on the Company’s consolidated funded debt ratio. Availability of credit required compliance with certain financial and other covenants, including a maximum consolidated funded debt ratio and minimum consolidated interest coverage ratio as defined in the Credit Agreement. The Company tested its compliance with these financial covenants on a fiscal quarterly basis. As of February 27, 2021, the interest rates applicable to the Company’s borrowings under the Credit Agreement would be calculated as LIBOR plus 75 basis points at the time of the respective borrowing. As of February 27, 2021, the Company had no outstanding borrowings and had outstanding letters of credit amounting to $67.5 million, leaving $182.5 million available for borrowing under the Credit Agreement.

UniFirst Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

As of February 27, 2021, the Company was in compliance with all covenants under the Credit Agreement.

15. Accumulated Other Comprehensive Loss

The changes in each component of accumulated other comprehensive loss, net of tax, for the thirteen and twenty-six weeks ended February 27, 2021 and February 29, 2020 were as follows (in thousands):

	Thirteen weeks ended February 27, 2021
	Foreign Currency Translation	Pension- related (1)	Derivative Financial Instruments (1)	Total Accumulated Other Comprehensive Loss
Balance as of November 28, 2020	$(20,699)	$(10,026)	$44	$(30,681)
Other comprehensive income (loss) before reclassification	2,244	—	(58)	2,186
Amounts reclassified from accumulated other comprehensive loss	—	—	2	2
Net current period other comprehensive income (loss)	2,244	—	(56)	2,188
Balance as of February 27, 2021	$(18,455)	$(10,026)	$(12)	$(28,493)

	Twenty-six weeks ended February 27, 2021
	Foreign Currency Translation	Pension- related (1)	Derivative Financial Instruments (1)	Total Accumulated Other Comprehensive Loss
Balance as of August 29, 2020	$(22,009)	$(10,026)	$65	$(31,970)
Other comprehensive income (loss) before reclassification	3,554	—	(68)	3,486
Amounts reclassified from accumulated other comprehensive loss	—	—	(9)	(9)
Net current period other comprehensive income (loss)	3,554	—	(77)	3,477
Balance as of February 27, 2021	$(18,455)	$(10,026)	$(12)	$(28,493)

	Thirteen weeks ended February 29, 2020
	Foreign Currency Translation	Pension- related (1)	Derivative Financial Instruments (1)	Total Accumulated Other Comprehensive Loss
Balance as of November 30, 2019	$(23,651)	$(9,239)	$186	$(32,704)
Other comprehensive income (loss) before reclassification	(769)	—	52	(717)
Amounts reclassified from accumulated other comprehensive loss	—	350	(30)	320
Net current period other comprehensive income (loss)	(769)	350	22	(397)
Balance as of February 29, 2020	$(24,420)	$(8,889)	$208	$(33,101)

UniFirst Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

	Twenty-six weeks ended February 29, 2020
	Foreign Currency Translation	Pension- related (1)	Derivative Financial Instruments (1)	Total Accumulated Other Comprehensive Loss
Balance as of August 31, 2019	$(24,640)	$(9,239)	$191	$(33,688)
Other comprehensive income before reclassification	220	—	77	297
Amounts reclassified from accumulated other comprehensive loss	—	350	(60)	290
Net current period other comprehensive income	220	350	17	587
Balance as of February 29, 2020	$(24,420)	$(8,889)	$208	$(33,101)
(1)	Amounts are shown net of tax

Amounts reclassified from accumulated other comprehensive loss, net of tax, for the thirteen and twenty-six weeks ended February 27, 2021 and February 29, 2020 were as follows (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	February 27, 2021	February 29, 2020	February 27, 2021	February 29, 2020
Pension benefit liabilities (net):
Reclassification to income statement (a)	$—	$350	$—	$350
Total, net of tax	—	350	—	350

Derivative financial instruments, net:
Forward contracts (b)	2	(30)	(9)	(60)
Total, net of tax	2	(30)	(9)	(60)

Total amounts reclassified, net of tax	$2	$320	$(9)	$290

(a)	Amounts included in selling and administrative expenses in the accompanying Consolidated Statements of Income.
(b)	Amounts included in revenues in the accompanying Consolidated Statements of Income.

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

UniFirst Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

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

The Company refers to the U.S. and Canadian Rental and Cleaning, MFG, and Corporate reporting segments combined as its “Core Laundry Operations,” which is included as a subtotal in the following table (in thousands):

Thirteen weeks ended	U.S. and Canadian Rental and Cleaning	MFG	Net Interco MFG Elim	Corporate	Subtotal Core Laundry Operations	Specialty Garments	First Aid	Total
February 27, 2021
Revenues	$388,627	$54,549	$(54,549)	$9,608	$398,235	$35,222	$16,307	$449,764
Operating income (loss)	$59,156	$14,774	$4,178	$(42,742)	$35,366	$5,234	$93	$40,693
Interest income, net	$(778)	$-	$-	$(85)	$(863)	$-	$-	$(863)
Income (loss) before taxes	$59,845	$14,736	$4,178	$(43,317)	$35,442	$6,603	$95	$42,140
February 29, 2020
Revenues	$403,161	$53,661	$(53,661)	$9,031	$412,192	$35,980	$16,428	$464,600
Operating income (loss)	$59,008	$16,714	$3,093	$(40,458)	$38,357	$4,627	$1,143	$44,127
Interest income, net	$(1,124)	$-	$-	$(1,051)	$(2,175)	$-	$-	$(2,175)
Income (loss) before taxes	$60,119	$16,646	$3,093	$(39,811)	$40,047	$4,573	$1,143	$45,763

Twenty-six weeks ended
February 27, 2021
Revenues	$774,785	$113,631	$(113,631)	$16,640	$791,425	$73,356	$31,836	$896,617
Operating income (loss)	$133,996	$34,584	$3,184	$(87,528)	$84,236	$12,393	$106	$96,735
Interest income, net	$(1,471)	$-	$-	$40	$(1,431)	$-	$-	$(1,431)
Income (loss) before taxes	$135,387	$34,410	$3,184	$(88,700)	$84,281	$13,611	$109	$98,001
February 29, 2020
Revenues	$810,964	$118,671	$(118,671)	$17,526	$828,490	$69,382	$32,126	$929,998
Operating income (loss)	$135,295	$39,260	$567	$(82,957)	$92,165	$9,506	$2,551	$104,222
Interest income, net	$(2,100)	$-	$-	$(2,436)	$(4,536)	$-	$-	$(4,536)
Income (loss) before taxes	$137,376	$39,049	$567	$(81,309)	$95,683	$9,457	$2,551	$107,691

UniFirst Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

17. Shares Repurchased and Dividends

On October 23, 2019, the Company announced that it would be raising its quarterly dividend to $0.25 per share of Common Stock and to $0.20 per share of Class B Common Stock, up from $0.1125 and $0.09 per share, respectively. The amount and timing of any dividend payment is subject to the approval of the Board of Directors each quarter.

On January 2, 2019, the Company’s Board of Directors approved a share repurchase program authorizing the Company to repurchase from time to time up to $100.0 million of its outstanding shares of Common Stock. Repurchases made under the program, if any, will be made in either the open market or in privately negotiated transactions. The timing, manner, price and amount of any repurchases will depend on a variety of factors, including economic and market conditions, the Company stock price, corporate liquidity requirements and priorities, applicable legal requirements and other factors. The share repurchase program will be funded using the Company’s available cash or capacity under its 2021 Credit Agreement and may be suspended or discontinued at any time. As of February 27, 2021, the Company had repurchased a total of 368,117 shares for an average price per share of $167.87 under the share repurchase program using cash on hand. During the thirteen and twenty-six weeks ended February 27, 2021, the Company repurchased 12,200 and 53,200 shares for an average price per share of $189.96 and $179.21, respectively. During the thirteen weeks and twenty-six weeks ended February 29, 2020, the Company repurchased 20,500 and 71,100 shares for an average price per share of $206.34 and $199.77, respectively.

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

COVID-19 Assessment

The outbreak of a novel strain of coronavirus (COVID-19) continues to impact a number of countries, including the United States, Canada, Mexico, Nicaragua and the European countries in which we operate.  Developments continue to occur rapidly with respect to the spread of COVID-19 and its impact on human health and businesses.  New and changing government actions to address the COVID-19 pandemic continue to occur on a daily basis. Our revenues in the second half of fiscal 2020 and the first half of fiscal 2021 were significantly adversely impacted as a result of many customers closing their businesses or operating at limited capacities. Although many of our customers have reopened or increased their operating levels as government restrictions have begun to be lifted, our sales to many such customers are below their pre-pandemic levels and may not return to such pre-pandemic levels.  In addition, although many of our customers reopened or increased their operating levels, such customers may again be forced to close or limit operations as any new COVID-19 outbreaks occur.  Any such closures or reductions in operating levels could have a significant adverse impact on our business.  At times during the pandemic, we have also experienced supply chain disruptions with respect to certain products, including hand sanitizer and masks.  Such disruptions continue to occur, but have moderated to some extent more recently.

We remain focused on the safety and well-being of our team partners and on the service of our customers.  We will continue to review and assess the rapidly-changing COVID-19 pandemic and its impacts on our team partners, our customers, our suppliers and our business so that we can seek to address the impacts on our business and service our customers.  .

We have assessed the current impact of COVID-19 on our consolidated financial condition, results of operations, and cash flows, as well as our estimates and accounting policies. We have made additional disclosures of these assessments, as necessary. Given the unprecedented nature of this situation, including the emergence of new variants of the virus and delays in the approval, distribution and administration of various vaccines, we cannot reasonably estimate the full extent or duration of the impact COVID-19 will have on our consolidated financial condition, results of operations, and cash flows in the foreseeable future. The ultimate impact of COVID-19 on the Company is highly uncertain and will depend on future developments, and such impacts could exist for an extended period of time, even after the COVID-19 pandemic subsides.

As of February 27, 2021, our cash, cash equivalents, and short-term investments were $509.6 million. We also have access to significant borrowing capacity under our unsecured revolving credit facility, which we believe, together with our cash balances, will continue to help us manage the impacts of the COVID-19 pandemic on our business and address related liquidity needs.

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

The COVID-19 pandemic has also resulted in material adverse economic conditions that are impacting, and may continue to impact, our business and the businesses of our suppliers and customers. While unemployment levels have improved from their peak during the pandemic, such levels still remain high. Although the extent and duration of the impact of the COVID-19 pandemic on our business and operations and the business and operations of our customers and suppliers remain uncertain, the continued spread of COVID-19, the imposition of related public health measures and travel, health-related, business and other restrictions and the resulting materially adverse economic conditions may materially adversely impact our business, financial condition, results of operations and cash flows.

Please see “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended August 29, 2020 for an additional discussion of risks and potential risks of the COVID-19 pandemic on our business, financial condition and results of operations.

Results of Operations

The following table presents certain selected financial data, including the percentage of revenues represented by each item, for the thirteen and twenty-six weeks ended February 27, 2021 and February 29, 2020.

	Thirteen weeks ended					Twenty-six weeks ended
(In thousands, except percentages)	February 27, 2021	% of Revenues	February 29, 2020	% of Revenues	% Change	February 27, 2021	% of Revenues	February 29, 2020	% of Revenues	% Change
Revenues	$449,764	100.0%	$464,600	100.0%	(3.2)%	$896,617	100.0%	$929,998	100.0%	(3.6)%
Operating expenses:
Cost of revenues (1)	289,455	64.4	301,422	64.9	(4.0)	565,255	63.0	590,738	63.5	(4.3)
Selling and administrative expenses (1)	93,329	20.8	93,080	20.0	0.3	182,032	20.3	183,608	19.7	(0.9)
Depreciation and amortization	26,287	5.8	25,971	5.6	1.2	52,595	5.9	51,430	5.5	2.3
Total operating expenses	409,071	91.0	420,473	90.5	(2.7)	799,882	89.2	825,776	88.8	(3.1)
Operating income	40,693	9.0	44,127	9.5	(7.8)	96,735	10.8	104,222	11.2	(7.2)
Other income, net	(1,447)	(0.3)	(1,636)	(0.4)	(11.6)	(1,266)	(0.1)	(3,469)	(0.4)	(63.5)
Income before income taxes	42,140	9.4	45,763	9.8	(7.9)	98,001	10.9	107,691	11.6	(9.0)
Provision for income taxes	9,555	2.1	11,083	2.4	(13.8)	23,520	2.6	24,769	2.7	(5.0)
Net income	$32,585	7.2%	$34,680	7.5%	(6.0)%	$74,481	8.3%	$82,922	8.9%	(10.2)%

(1)	Exclusive of depreciation on our property, plant and equipment and amortization on our intangible assets.

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

On October 23, 2019, we announced that we would be raising our quarterly dividend to $0.25 per share of Common Stock and to $0.20 per share of Class B Common Stock, up from $0.1125 and $0.09 per share, respectively. The amount and timing of any future dividend payment is subject to the approval of the Board of Directors each quarter.

On January 2, 2019, our Board of Directors approved a share repurchase program authorizing the Company to repurchase from time to time up to $100.0 million of its outstanding shares of Common Stock. Repurchases made under the program, if any, will be made in either the open market or in privately negotiated transactions. The timing, manner, price and amount of any repurchases will depend on a variety of factors, including economic and market conditions, the Company stock price, corporate liquidity requirements and priorities, applicable legal requirements and other factors. The share repurchase program will be funded using our available cash or capacity under our 2021 Credit Agreement (as defined below) and may be suspended or discontinued at any time. As of February 27, 2021, we repurchased a total of 368,117 shares for an average price per share of $167.87 under the share repurchase program using cash on hand. During the thirteen and twenty-six weeks ended February 27, 2021, we repurchased 12,200 and 53,200 shares for an average price per share of $189.96 and $179.21, respectively. During the thirteen and twenty-six weeks ended February 29, 2020, we repurchased 20,500 and 71,100 shares for an average price per share of $206.34 and $199.77, respectively.

In our fourth fiscal quarter of 2018, we initiated a multiyear CRM project to further develop, implement and deploy a third-party application we licensed. This new solution is intended to improve functionality, capability and information flow as well as increase automation in servicing our customers. As of February 27, 2021, we have capitalized $27.7 million related to this CRM project. The Company began deployment of our new CRM during the third quarter of fiscal 2021 and as such, commencement of depreciation will begin at that point.

Thirteen weeks ended February 27, 2021 compared with thirteen weeks ended February 29, 2020

Revenues

(In thousands, except percentages)	February 27, 2021	February 29, 2020	Dollar Change	Percent Change
Core Laundry Operations	$398,235	$412,192	$(13,957)	(3.4)%
Specialty Garments	35,222	35,980	(758)	(2.1)%
First Aid	16,307	16,428	(121)	(0.7)%
Consolidated total	$449,764	$464,600	$(14,836)	(3.2)%

Consolidated revenues during the second quarter of fiscal 2021 decreased compared to the prior year comparable period.  The decrease was primarily driven by a decline in revenues in our Core Laundry Operations resulting from the continued impact of the COVID-19 pandemic on our customers’ operations and wearer levels. In addition, severe winter storms in Texas and the surrounding states during February 2021 contributed to the decline.

Specialty Garments revenues in the second quarter of fiscal 2021 decreased compared to the prior year comparable period due primarily to decreased revenues from our U.S. and Canadian nuclear operations, which was partially offset by higher direct sales in our cleanroom operations. Specialty Garments’ results are often affected by seasonality and the timing and length of its customers’ power reactor outages as well as its project-based activities.

First Aid revenues in the second quarter of fiscal 2021 decreased compared to the prior year comparable period due to reduced sales from the segment’s wholesale distribution business, which was partially offset by increased sales in our van business.

Cost of Revenues

(In thousands, except percentages)	February 27, 2021	February 29, 2020	Dollar Change	Percent Change
Cost of revenues	$289,455	$301,422	$(11,967)	(4.0)%
% of Revenues	64.4%	64.9%

Core Laundry Operations cost of revenues as a percentage of revenues decreased in the second quarter of fiscal 2021 as compared to the prior year comparable period.  This decrease was due primarily to lower merchandise costs and bad debt expense, which were partially offset by the impact of the severe winter storms in Texas and the surrounding states during February 2021 and higher healthcare claims costs.

Specialty Garments cost of revenues as a percentage of revenues decreased in the second quarter of fiscal 2021 as compared to the prior year comparable period due primarily to higher gross margin on its direct sales.

Selling and Administrative Expenses

(In thousands, except percentages)	February 27, 2021	February 29, 2020	Dollar Change	Percent Change
Selling and administrative expenses	$93,329	$93,080	$249	0.3%
% of Revenues	20.8%	20.0%

Our selling and administrative costs increased as a percentage of revenues in the second quarter of fiscal 2021 as compared to the prior year comparable period primarily due to the impact of the decline in rental revenues on our cost structure as well as an increase in selling and administrative payroll expense and healthcare claims costs. These increases were primarily offset by lower travel-related and legal costs.

Depreciation and Amortization

(In thousands, except percentages)	February 27, 2021	February 29, 2020	Dollar Change	Percent Change
Depreciation and amortization	$26,287	$25,971	$316	1.2%
% of Revenues	5.8%	5.6%

Depreciation and amortization expense increased in the second quarter of fiscal 2021 as compared to the prior year comparable period due primarily to higher capital expenditures placed in service over the previous quarters. The increase in depreciation and amortization reflects our continued capital investments in the business.

Operating Income

For the thirteen weeks ended February 27, 2021 and February 29, 2020, changes in our revenues and costs as discussed above resulted in the following changes in our operating income and margin:

(In thousands, except percentages)	February 27, 2021	February 29, 2020	Dollar Change	Percent Change
Core Laundry Operations	$35,366	$38,357	$(2,991)	(7.8)%
Specialty Garments	5,234	4,627	607	13.1%
First Aid	93	1,143	(1,050)	(91.9)%
Operating income	$40,693	$44,127	$(3,434)	(7.8)%
Operating income margin	9.0%	9.5%

Other Income, net

(In thousands, except percentages)	February 27, 2021	February 29, 2020	Dollar Change	Percent Change
Interest income, net	$(863)	$(2,175)	$1,312	(60.3)%
Other expense, net	(584)	539	(1,123)	(208.3)%
Total other income, net	$(1,447)	$(1,636)	$189	(11.6)%

The decrease in other income, net during the second quarter of fiscal 2021 as compared to the prior year comparable period was due primarily to lower interest income from declining interest rates, which was partially offset by increased foreign exchange gains.

Provision for Income Taxes

(In thousands, except percentages)	February 27, 2021	February 29, 2020	Dollar Change	Percent Change
Provision for income taxes	$9,555	$11,083	$(1,528)	(13.8)%
Effective income tax rate	22.7%	24.2%

The decrease in our effective tax rate for the second quarter of fiscal 2021 as compared to the prior year comparable period was due primarily to an increase in a discrete benefit related to stock-based compensation payments.

Twenty-six weeks ended February 27, 2021 compared with twenty-six weeks ended February 29, 2020

Revenues

(In thousands, except percentages)	February 27, 2021	February 29, 2020	Dollar Change	Percent Change
Core Laundry Operations	$791,425	$828,490	$(37,065)	(4.5)%
Specialty Garments	73,356	69,382	3,974	5.7%
First Aid	31,836	32,126	(290)	(0.9)%
Consolidated total	$896,617	$929,998	$(33,381)	(3.6)%

Consolidated revenues during the twenty-six weeks ended February 27, 2021 decreased compared to the prior year comparable period.  The decrease was primarily driven by a decline in revenues in our Core Laundry Operations resulting from the continued impact of the COVID-19 pandemic on our customers’ operations and wearer levels.

Specialty Garments revenues during the twenty-six weeks ended February 27, 2021increased compared to the prior year comparable period due primarily to growth in our cleanroom operations, which was partially offset by decreased revenues from our U.S. and Canadian nuclear operations. Specialty Garments’ results are often affected by seasonality and the timing and length of its customers’ power reactor outages as well as its project-based activities.

First Aid revenues during the twenty-six weeks ended February 27, 2021 decreased compared to the prior year comparable period due to reduced sales from the segment’s wholesale distribution business, which was partially offset by increased sales in our van business.

Cost of Revenues

(In thousands, except percentages)	February 27, 2021	February 29, 2020	Dollar Change	Percent Change
Cost of revenues	$565,255	$590,738	$(25,483)	(4.3)%
% of Revenues	63.0%	63.5%

Core Laundry Operations cost of revenues as a percentage of revenues decreased during the twenty-six weeks ended February 27, 2021 as compared to the prior year comparable period.  This decrease was due primarily to lower merchandise costs and bad debt expense, which were partially offset by the impact of the severe winter storms in Texas and the surrounding states during February 2021 as well as higher healthcare claims costs.

Specialty Garments cost of revenues as a percentage of revenues decreased during the twenty-six weeks ended February 27, 2021 as compared to the prior year comparable period due primarily to lower production and services costs as a percentage of revenue. These decreases were partially offset by increased merchandise costs as a percentage of revenue.

Selling and Administrative Expenses

(In thousands, except percentages)	February 27, 2021	February 29, 2020	Dollar Change	Percent Change
Selling and administrative expenses	$182,032	$183,608	$(1,576)	(0.9)%
% of Revenues	20.3%	19.7%

Our selling and administrative costs as a percentage of revenues increased during the twenty-six weeks ended February 27, 2021 as compared to the prior year comparable period primarily due to the impact of the decline in rental revenues on our cost structure as well as an increase in selling and administrative payroll expense. These increases were primarily offset by lower travel-related and legal costs.

Depreciation and Amortization

(In thousands, except percentages)	February 27, 2021	February 29, 2020	Dollar Change	Percent Change
Depreciation and amortization	$52,595	$51,430	$1,165	2.3%
% of Revenues	5.9%	5.5%

Depreciation and amortization expense increased during the twenty-six weeks ended February 27, 2021 as compared to the prior year comparable period due primarily to higher capital expenditures placed in service over the previous quarters. The increase in depreciation and amortization reflects our continued capital investments in the business.

Operating Income

For the twenty-six weeks ended February 27, 2021 and February 29, 2020, changes in our revenues and costs as discussed above resulted in the following changes in our operating income and operating income margin:

(In thousands, except percentages)	February 27, 2021	February 29, 2020	Dollar Change	Percent Change
Core Laundry Operations	$84,236	$92,165	$(7,929)	(8.6)%
Specialty Garments	12,393	9,506	2,887	30.4%
First Aid	106	2,551	(2,445)	(95.8)%
Operating income	$96,735	$104,222	$(7,487)	(7.2)%
Operating income margin	10.8%	11.2%

Other Income, net

(In thousands, except percentages)	February 27, 2021	February 29, 2020	Dollar Change	Percent Change
Interest income, net	$(1,431)	$(4,536)	$3,105	(68.5)%
Other expense, net	165	1,067	(902)	(84.5)%
Total other income, net	$(1,266)	$(3,469)	$2,203	(63.5)%

The decrease in other income, net during the twenty-six weeks ended February 27, 2021 as compared to the prior year comparable period was due primarily to lower interest income from declining interest rates, which was partially offset by increased foreign exchange gains.

Provision for Income Taxes

(In thousands, except percentages)	February 27, 2021	February 29, 2020	Dollar Change	Percent Change
Provision for income taxes	$23,520	$24,769	$(1,249)	(5.0)%
Effective income tax rate	24.0%	23.0%

The increase in our effective tax rate during the twenty-six weeks ended February 27, 2021 was due primarily to a $1.3 million benefit in the prior year comparable period resulting from the release of certain tax reserves.

Liquidity and Capital Resources

General

Cash, cash equivalents and short-term investments totaled $509.6 million as of February 27, 2021, an increase of $114.2 million from February 29, 2020 when the amount totaled $395.3 million. We generated $128.0 million and $136.9 million in cash from operating activities in the twenty-six weeks ended February 27, 2021 and February 29, 2020, respectively.

Pursuant to a share repurchase program approved by our Board of Directors on January 2, 2019, we repurchased 53,200 shares of our Common Stock for an aggregate of approximately $9.5 million during the twenty-six weeks ended February 27, 2021.

We believe, although there can be no assurance, that our current cash, cash equivalents and short-term investments balances, our cash generated from future operations and amounts available under our 2021 Credit Agreement (defined below) will be sufficient to meet our current anticipated working capital and capital expenditure requirements for at least the next 12 months and will help us manage the impacts of the COVID-19 pandemic on our business and address related liquidity needs.

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

Sources and uses of cash flows for the twenty-six weeks ended February 27, 2021 and February 29, 2020, respectively, are summarized as follows:

(In thousands, except percentages)	February 27, 2021	February 29, 2020	Percent Change
Net cash provided by operating activities	$128,016	$136,869	(6.5)%
Net cash used in investing activities	(73,592)	(103,056)	(28.6)%
Net cash used in financing activities	(21,243)	(24,018)	(11.6)%
Effect of exchange rate changes	1,544	187	725.7%
Net decrease in cash, cash equivalents and short-term investments	$34,725	$9,982	247.9%

Net Cash Provided by Operating Activities

The net cash provided by operating activities during the twenty-six weeks ended February 27, 2021 decreased as compared to the prior year comparable period due primarily to a decrease in revenue driving lower net income, increased inventory expenditures, and increased accounts receivable due to the impact of COVID-19. These decreases were partially offset by the deferral of United States social security and Medicare taxes under the Coronavirus Aid, Relief, and Economic Security Act (the “Cares Act”).

Net Cash Used in Investing Activities

The net decrease in cash used in investing activities was due primarily to the acquisition of a Missouri-based industrial laundry business, which was completed in the thirteen weeks ended November 30, 2019 for $38.8 million, using available cash on hand.

Net Cash Used in Financing Activities

The decrease in cash used in financing activities was due primarily to a decrease in the repurchase of Common Stock of $4.7 million and a decrease in the cash paid for taxes withheld related to net share settlement of equity awards in the twenty-six weeks ended February 27, 2021 as compared to the prior year comparable period.  These decreases were partially offset by an increase in dividends paid of $2.5 million in the twenty-six weeks ended February 27, 2021 as compared to the prior year comparable period.

Long-Term Debt and Borrowing Capacity

On March 26, 2021, we entered into an amended and restated $175.0 million unsecured revolving credit agreement (the “2021 Credit Agreement”) with a syndicate of banks, which matures on March 26, 2026. The 2021 Credit Agreement amended and restated our prior Credit Agreement, which was scheduled to mature on April 11, 2021. Under the 2021 Credit Agreement, we are able to borrow funds at variable interest rates based on, at our election, the Eurodollar rate or a base rate, plus in each case a spread based on the Company’s consolidated funded debt ratio. Availability of credit requires compliance with certain financial and other covenants, including a maximum consolidated funded debt ratio and minimum consolidated interest coverage ratio as defined in the 2021 Credit Agreement.

Prior to March 26, 2021, we had a $250 million unsecured revolving credit agreement (the “Credit Agreement”) with a syndicate of banks, which was scheduled to mature on April 11, 2021. Under the Credit Agreement, we were able to borrow funds at variable interest rates based on, at our election, the Eurodollar rate or a base rate, plus in each case a spread based on our consolidated funded debt ratio. Availability of credit required compliance with certain financial and other covenants, including a maximum consolidated funded debt ratio and minimum consolidated interest coverage ratio as defined in the Credit Agreement. We tested our compliance with these financial covenants on a fiscal quarterly basis. As of February 27, 2021, the interest rates applicable to our borrowings under the Credit Agreement would be calculated as LIBOR plus 75 basis points at the time of the respective borrowing. As of February 27, 2021, we had no outstanding borrowings and had outstanding letters of credit amounting to $67.5 million, leaving $182.5 million available for borrowing under the Credit Agreement.

As of February 27, 2021, we were in compliance with all covenants under the Credit Agreement.

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

As of February 27, 2021, we had forward contracts with a notional value of approximately $3.0 million CAD outstanding and recorded the fair value of the contracts of a nominal amount in other long-term assets and prepaid expenses and other current assets with a corresponding nominal gain in accumulated other comprehensive loss, which was recorded net of tax. During the twenty-six weeks ended February 27, 2021, we reclassified a nominal amount from accumulated other comprehensive income to revenue, related to the derivative financial instruments. The gain on these forward contracts that resulted in a decrease to accumulated other comprehensive loss as of February 27, 2021 is expected to be reclassified to revenues prior to its maturity on February 25, 2022.

Commitments and Contingencies

We are subject to various federal, state and local laws and regulations governing, among other things, air emissions, wastewater discharges, and the generation, handling, storage, transportation, treatment and disposal of hazardous wastes and other substances. In particular, industrial laundries currently use and must dispose of detergent wastewater and other residues, and, in the past, used perchloroethylene and other dry-cleaning solvents. We are attentive to the environmental concerns surrounding the disposal of these materials and have, through the years, taken measures to avoid their improper disposal. We have settled, or contributed to the settlement of, past actions or claims brought against us relating to the disposal of hazardous materials at several sites and there can be no assurance that we will not have to expend material amounts to remediate the consequences of any such disposal in the future.

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

We have accrued certain costs related to certain sites, including but not limited to sites in Woburn and Somerville, Massachusetts, as it has been determined that the costs are probable and can be reasonably estimated. We, together with multiple other companies, are party to a consent decree related to our property and other parcels of land (the “Central Area”) at a site in Woburn, Massachusetts. The United States Environmental Protection Agency (the “EPA”) has provided us and other signatories to the consent decree with comments on the design and implementation of groundwater and soil remedies at the Woburn site and investigation of environmental conditions in the Central Area. The consent decree does not address any remediation work that may be required in the Central Area. We, and other signatories, have implemented and proposed to do additional work at the Woburn site but many of the EPA’s comments remain to be resolved. We have accrued costs to perform certain work responsive to the EPA’s comments. Additionally, we have implemented mitigation measures and continues to monitor environmental conditions at the Somerville, Massachusetts site. We have received, responded, and agreed to undertake additional response actions pertaining to a notice of audit findings from the Massachusetts Department of Environmental Protection concerning a regulatory submittal that we made in 2009 for a portion of the site.  We have received demands from the local transit authority for reimbursement of certain costs associated with its construction of a new municipal transit station in the area of the Somerville site. This station is part of an ongoing extension of the transit system. We have reserved for costs in connection with this matter; however, in light of the uncertainties associated with this matter, these costs and the related reserve may change.

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

There is usually a range of reasonable estimates of the costs associated with each site. In accordance with U.S. GAAP, our accruals represent the amount within the range that we believe is the best estimate or the low end of a range of estimates if no point within the range is a better estimate. When we believe that both the amount of a particular liability and the timing of the payments are reliably determinable, we adjust the cost in current dollars using a rate of 3% for inflation until the time of expected payment and discount the cost to present value using current risk-free interest rates. As of February 27, 2021, the risk-free interest rates we utilized ranged from 1.4% to 2.2%.

For environmental liabilities that have been discounted, we include interest accretion, based on the effective interest method, in selling and administrative expenses on the Consolidated Statements of Income. The changes to the amounts of our environmental liabilities for the twenty-six weeks ended February 27, 2021 were as follows (in thousands):

February 27, 2021
Balance as of August 29, 2020	$30,702
Costs incurred for which reserves have been provided	(556)
Insurance proceeds	67
Interest accretion	224
Changes in discount rates	(1,654)
Balance as of February 27, 2021	$28,783

Anticipated payments and insurance proceeds relating to currently identified environmental remediation liabilities as of February 27, 2021, for the next five fiscal years and thereafter, as measured in current dollars, are reflected below.

(In thousands)	2021	2022	2023	2024	2025	Thereafter	Total
Estimated costs – current dollars	$10,812	$2,668	$1,371	$1,073	$1,076	$11,852	$28,852
Estimated insurance proceeds	(130)	(159)	(173)	(159)	(173)	(521)	(1,315)
Net anticipated costs	$10,682	$2,509	$1,198	$914	$903	$11,331	$27,537
Effect of inflation							7,475
Effect of discounting							(6,229)
Balance as of February 27, 2021							$28,783

Estimated insurance proceeds are primarily received from an annuity received as part of our legal settlement with an insurance company. Annual proceeds of approximately $0.3 million are deposited into an escrow account which funds remediation and monitoring costs for two sites related to our former operations in Williamstown, Vermont. Annual proceeds received but not expended in the current year accumulate in this account and may be used in future years for costs related to this site through the year 2027. As of February 27, 2021, the balance in this escrow account, which is held in a trust and is not recorded in our Consolidated Balance Sheet, was approximately $4.5 million. Also included in estimated insurance proceeds are amounts we are entitled to receive pursuant to legal settlements as reimbursements from three insurance companies for estimated costs at the site in Uvalde, Texas.

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

Off-Balance Sheet Arrangements

As of February 27, 2021, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Securities and Exchange Commission Regulation S-K.

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

Contractual Obligations and Other Commercial Commitments

As of February 27, 2021, there were no material changes to our contractual obligations that were disclosed in our Annual Report on Form 10-K for the year ended August 29, 2020.

Recent Accounting Pronouncements

See Note 2, “Recent Accounting Pronouncements” to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for more information on recently implemented and issued accounting standards.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

We have determined that all of our foreign subsidiaries operate primarily in local currencies that represent the functional currencies of such subsidiaries. All assets and liabilities of our foreign subsidiaries are translated into U.S. dollars using the exchange rate prevailing at the balance sheet date. The effects of exchange rate fluctuations on the translation of assets and liabilities are recorded as a component of shareholders’ equity. Revenues and expenses are translated at the average exchange rates in effect during each month of the fiscal year. As such, our financial condition and operating results are affected by fluctuations in the value of the U.S. dollar as compared to currencies in foreign countries. Revenues denominated in currencies other than the U.S. dollar represented approximately 8.4% and 8.2% of total consolidated revenues for the thirteen and twenty-six weeks ended February 27, 2021, respectively. Total assets denominated in currencies other than the U.S. dollar represented approximately 6.8% and 6.7% of total consolidated assets as of February 27, 2021 and August 29, 2020, respectively. If exchange rates had increased or decreased by 10% from the actual rates in effect during each of the thirteen and twenty-six weeks ended February 27, 2021, our revenues would have increased or decreased by approximately $5.7 million and $10.8 million, respectively, and total assets as of February 27, 2021 would have increased or decreased by approximately $15.4 million.

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

As of February 27, 2021, we had forward contracts with a notional value of approximately $3.0 million CAD outstanding and recorded the fair value of the contracts of a nominal amount in other long-term assets and prepaid expenses and other current assets with a corresponding nominal gain in accumulated other comprehensive loss, which was recorded net of tax. During the twenty-six weeks ended February 27, 2021, we reclassified a nominal amount from accumulated other comprehensive income to revenue, related to the derivative financial instruments. The gain on these forward contracts that resulted in a decrease to accumulated other comprehensive loss as of February 27, 2021 is expected to be reclassified to revenues prior to its maturity on February 25, 2022.

Other than the forward contracts, discussed above, we do not operate a hedging program to mitigate the effect of a significant change in the value of the functional currencies of our foreign subsidiaries, which include the Canadian dollar, euro, British pound, Mexican peso and Nicaraguan cordoba, as compared to the U.S. dollar. Any losses or gains resulting from unhedged foreign currency transactions, including exchange rate fluctuations on intercompany accounts are reported as transaction losses (gains) in our other income, net. The intercompany payables and receivables are denominated in Canadian dollars, euros, British pounds, Mexican pesos and Nicaraguan cordobas. During the thirteen and twenty-six weeks ended February 27, 2021, transaction gains of $1.1 million and $0.8 million, respectively, were included in other income. If exchange rates had increased or decreased by 10% during each of the thirteen and twenty-six weeks ended February 27, 2021, we would have recognized exchange gains or losses of approximately $0.1 million.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter of fiscal year 2021 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about repurchases of our equity securities during the thirteen weeks ended February 27, 2021:

	(a) Total Number of Shares of Stock Purchased(1)	(b) Average Price Paid per Share(1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs(1)
November 28, 2020 - December 26, 2020	(12,200)	$189.96	(12,200)	$38,203,005
December 27, 2020 - January 23, 2021	—	$—	—	$38,203,005
January 24, 2021 - February 27, 2021	—	$—	—	$38,203,005
	(12,200)	$189.96	(12,200)

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

UniFirst Corporation

April 8, 2021	By:	/s/ Steven S. Sintros
Steven S. Sintros
President and Chief Executive Officer

April 8, 2021	By:	/s/ Shane O’Connor
Shane O’Connor
Executive Vice President and Chief Financial Officer