Form 10-Q
period 2021-05-29
UNIFIRST CORP
filed 2021-07-06
CIK 717954

United States

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 29, 2021

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

The number of outstanding shares of UniFirst Corporation Common Stock and Class B Common Stock at July 1, 2021 were 15,242,909 and 3,643,009, respectively.

UniFirst Corporation

Quarterly Report on Form 10-Q

For the Quarter ended May 29, 2021

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Statements of Income

UniFirst Corporation and Subsidiaries

(Unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
(In thousands, except per share data)	May 29, 2021	May 30, 2020	May 29, 2021	May 30, 2020
Revenues	$464,323	$445,518	$1,360,940	$1,375,516
Operating expenses:
Cost of revenues (1)	286,605	303,223	851,860	893,961
Selling and administrative expenses (1)	96,976	88,405	279,008	272,013
Depreciation and amortization	26,583	26,182	79,178	77,612
Total operating expenses	410,164	417,810	1,210,046	1,243,586

Operating income	54,159	27,708	150,894	131,930
Other (income) expense:
Interest income, net	(671)	(1,054)	(2,102)	(5,590)
Other expense, net	348	1,556	513	2,623
Total other (income) expense, net	(323)	502	(1,589)	(2,967)

Income before income taxes	54,482	27,206	152,483	134,897
Provision for income taxes	12,466	5,921	35,986	30,690
Net income	$42,016	$21,285	$116,497	$104,207
Income per share – Basic:
Common Stock	$2.31	$1.17	$6.42	$5.73
Class B Common Stock	$1.85	$0.94	$5.13	$4.58
Income per share – Diluted:
Common Stock	$2.21	$1.12	$6.12	$5.46
Income allocated to – Basic:
Common Stock	$35,270	$17,871	$97,792	$87,519
Class B Common Stock	$6,746	$3,414	$18,705	$16,688
Income allocated to – Diluted:
Common Stock	$42,016	$21,285	$116,497	$104,207
Weighted average shares outstanding – Basic:
Common Stock	15,238	15,255	15,238	15,285
Class B Common Stock	3,643	3,643	3,643	3,643
Weighted average shares outstanding – Diluted:
Common Stock	19,051	18,995	19,041	19,074

(1)	Exclusive of depreciation on the Company’s property, plant and equipment and amortization on its intangible assets.

The accompanying notes are an integral part of these

Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income

UniFirst Corporation and Subsidiaries

(Unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
(In thousands)	May 29, 2021	May 30, 2020	May 29, 2021	May 30, 2020
Net income	$42,016	$21,285	$116,497	$104,207
Other comprehensive income (loss):
Foreign currency translation adjustments	6,099	(3,835)	9,653	(3,615)
Pension benefit liabilities	—	—	—	350
Change in fair value of derivatives, net of income taxes	(91)	79	(158)	156
Derivative financial instruments reclassified to earnings	39	(47)	29	(107)
Other comprehensive income (loss)	6,047	(3,803)	9,524	(3,216)
Comprehensive income	$48,063	$17,482	$126,021	$100,991

The accompanying notes are an integral part of these

Consolidated Financial Statements.

Consolidated Balance Sheets

UniFirst Corporation and Subsidiaries

(Unaudited)

(In thousands, except share and par value data)	May 29, 2021	August 29, 2020
Assets
Current assets:
Cash, cash equivalents and short-term investments	$535,005	$474,838
Receivables, less reserves of $14,177 and $12,125	200,136	190,916
Inventories	120,337	106,269
Rental merchandise in service	168,234	154,278
Prepaid taxes	9,264	7,115
Prepaid expenses and other current assets	37,171	35,918
Total current assets	1,070,147	969,334

Property, plant and equipment, net	606,663	582,470
Goodwill	429,762	424,844
Customer contracts, net	50,734	56,946
Other intangible assets, net	35,176	28,590
Deferred income taxes	553	522
Operating lease right-of-use assets, net	40,423	42,710
Other assets	102,463	93,611
Total assets	$2,335,921	$2,199,027

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$69,553	$64,035
Accrued liabilities	155,729	132,965
Accrued taxes	—	527
Operating lease liabilities, current	13,002	12,569
Total current liabilities	238,284	210,096

Accrued liabilities	133,417	132,820
Accrued and deferred income taxes	91,066	85,721
Operating lease liabilities	27,955	29,261
Total liabilities	490,722	457,898
Commitments and contingencies (Note 12)
Shareholders’ equity:
Preferred Stock, $1.00 par value; 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $0.10 par value; 30,000,000 shares authorized; 15,242,690 and 15,251,176 shares issued and outstanding as of May 29, 2021 and August 29, 2020, respectively	1,524	1,525
Class B Common Stock, $0.10 par value; 20,000,000 shares authorized; 3,643,009 shares issued and outstanding as of May 29, 2021 and August 29, 2020, respectively	364	364
Capital surplus	87,545	86,645
Retained earnings	1,778,212	1,684,565
Accumulated other comprehensive loss	(22,446)	(31,970)

Total shareholders’ equity	1,845,199	1,741,129

Total liabilities and shareholders’ equity	$2,335,921	$2,199,027

The accompanying notes are an integral part of these

Consolidated Financial Statements

Consolidated Statements of Shareholders’ Equity

UniFirst Corporation and Subsidiaries

(Unaudited)

(In thousands)	Common Shares	Class B Common Shares	Common Stock	Class B Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance, August 31, 2019	15,333	3,643	$1,533	$364	$84,946	$1,588,075	$(33,688)	$1,641,230
Net income	—	—	—	—	—	48,242	—	48,242
Change in fair value of derivatives	—	—	—	—	—	—	(5)	(5)
Foreign currency translation	—	—	—	—	—	—	989	989
Dividends declared Common Stock ($0.25 per share)	—	—	—	—	—	(3,825)	—	(3,825)
Dividends declared Class B Common Stock ($0.20 per share)	—	—	—	—	—	(729)	—	(729)
Repurchase of Common Stock	(51)	—	(5)	—	(274)	(9,694)	—	(9,973)
Share-based compensation, net (1)	—	—	—	—	77	—	—	77
Share-based awards exercised, net (2)	16	—	2	—	—	—	—	2
Balance, November 30, 2019	15,298	3,643	1,530	364	84,749	1,622,069	(32,704)	1,676,008
Net income	—	—	—	—	—	34,680	—	$34,680
Change in fair value of derivatives	—	—	—	—	—	—	22	22
Foreign currency translation	—	—	—	—	—	—	(769)	(769)
Pension benefit liabilities, net	—	—	—	—	—	—	350	350
Dividends declared Common Stock ($0.25 per share)	—	—	—	—	—	(3,835)	—	(3,835)
Dividends declared Class B Common Stock ($0.20 per share)	—	—	—	—	—	(729)	—	(729)
Repurchase of Common Stock	(21)	—	(2)	—	(112)	(4,116)	—	(4,230)
Share-based compensation, net (1)	—	—	—	—	(60)	—	—	(60)
Share-based awards exercised, net (2)	16	—	1	—	—	—	—	1
Balance, February 29, 2020	15,293	3,643	1,529	364	84,577	1,648,069	(33,101)	1,701,438
Net income	—	—	—	—	—	21,285	—	21,285
Change in fair value of derivatives	—	—	—	—	—	—	32	32
Foreign currency translation	—	—	—	—	—	—	(3,835)	(3,835)
Dividends declared Common Stock ($0.25 per share)	—	—	—	—	—	(3,797)	—	(3,797)
Dividends declared Class B Common Stock ($0.20 per share)	—	—	—	—	—	(729)	—	(729)
Share-based compensation, net (1)	—	—	—	—	1,390	—	—	1,390
Share-based awards exercised, net (2)	—	—	—	—	(142)	—	—	(142)
Repurchase of Common Stock	(46)	—	(4)	—	(253)	(7,285)	—	(7,542)
Balance, May 30, 2020	15,247	3,643	$1,525	$364	$85,572	$1,657,543	$(36,904)	$1,708,100

(In thousands)	Common Shares	Class B Common Shares	Common Stock	Class B Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance, August 29, 2020	15,251	3,643	$1,525	$364	$86,645	$1,684,565	$(31,970)	$1,741,129
Net income	—	—	—	—	—	41,896	—	41,896
Change in fair value of derivatives	—	—	—	—	—	—	(21)	(21)
Foreign currency translation	—	—	—	—	—	—	1,310	1,310
Dividends declared Common Stock ($0.25 per share)	—	—	—	—	—	(3,806)	—	(3,806)
Dividends declared Class B Common Stock ($0.20 per share)	—	—	—	—	—	(729)	—	(729)
Repurchase of Common Stock	(41)	—	(4)	—	(223)	(6,989)	—	(7,216)
Share-based compensation, net (1)	—	—	—	—	788	—	—	788
Share-based awards exercised, net (2)	11	—	1	—	—	—	—	1
Balance, November 28, 2020	15,221	3,643	1,522	364	87,210	1,714,937	(30,681)	1,773,352
Net income	—	—	—	—	—	32,585	—	32,585
Change in fair value of derivatives	—	—	—	—	—	—	(56)	(56)
Foreign currency translation	—	—	—	—	—	—	2,244	2,244
Dividends declared Common Stock ($0.25 per share)	—	—	—	—	—	(3,806)	—	(3,806)
Dividends declared Class B Common Stock ($0.20 per share)	—	—	—	—	—	(728)	—	(728)
Repurchase of Common Stock	(12)	—	(1)	—	(66)	(2,251)	—	(2,318)
Share-based compensation, net (1)	—	—	—	—	(165)	—	—	(165)
Share-based awards exercised, net (2)	21	—	2	—	—	—	—	2
Balance, February 27, 2021	15,230	3,643	1,523	364	86,979	1,740,737	(28,493)	1,801,110
Net income	—	—	—	—	—	42,016	—	42,016
Change in fair value of derivatives	—	—	—	—	—	—	(52)	(52)
Foreign currency translation	—	—	—	—	—	—	6,099	6,099
Dividends declared Common Stock ($0.25 per share)	—	—	—	—	—	(3,812)	—	(3,812)
Dividends declared Class B Common Stock ($0.20 per share)	—	—	—	—	—	(729)	—	(729)
Share-based compensation, net (1)	—	—	—	—	566	—	—	566
Share-based awards exercised, net (2)	13	—	1	—	—	—	—	1
Balance, May 29, 2021	15,243	3,643	$1,524	$364	$87,545	$1,778,212	$(22,446)	$1,845,199

(1)	These amounts are shown net of any shares withheld by the Company to satisfy certain tax withholding obligations in connection with the vesting of certain restricted stock units.
(2)	These amounts are shown net of the effect of income taxes.

The accompanying notes are an integral part of these

Consolidated Financial Statements.

Consolidated Statements of Cash Flows

UniFirst Corporation and Subsidiaries

(Unaudited)

Thirty-nine weeks ended (In thousands)	May 29, 2021	May 30, 2020
Cash flows from operating activities:
Net income	$116,497	$104,207
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	79,178	77,612
Amortization of deferred financing costs	85	84
Share-based compensation	5,193	4,617
Accretion on environmental contingencies	336	403
Accretion on asset retirement obligations	740	694
Deferred income taxes	2,025	81
Other	(199)	36
Changes in assets and liabilities, net of acquisitions:
Receivables, less reserves	(7,657)	4,517
Inventories	(13,871)	(3,570)
Rental merchandise in service	(12,169)	23,900
Prepaid expenses and other current assets and Other assets	5,433	3,669
Accounts payable	4,019	(17,846)
Accrued liabilities	11,636	5,246
Prepaid and accrued income taxes	(3,723)	1,782
Net cash provided by operating activities	187,523	205,432

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(7,128)	(41,098)
Capital expenditures, including capitalization of software costs	(96,645)	(91,155)
Proceeds from sale of assets	551	261
Net cash used in investing activities	(103,222)	(131,992)

Cash flows from financing activities:
Payment of deferred financing costs	(822)	—
Proceeds from exercise of share-based awards	3	75
Taxes withheld and paid related to net share settlement of equity awards	(4,003)	(3,423)
Repurchase of Common Stock	(9,534)	(21,745)
Payment of cash dividends	(13,610)	(11,159)
Net cash used in financing activities	(27,966)	(36,252)

Effect of exchange rate changes	3,832	(1,276)

Net increase in cash, cash equivalents and short-term investments	60,167	35,912
Cash, cash equivalents and short-term investments at beginning of period	474,838	385,341
Cash, cash equivalents and short-term investments at end of period	$535,005	$421,253

Supplemental disclosure of cash flow information:
Non-cash capital expenditures	$5,907	$7,672

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

3. Revenue Recognition

The following table presents the Company’s revenues for the thirteen and thirty-nine weeks ended May 29, 2021 and May 30, 2020, respectively, disaggregated by service type:

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
	May 29, 2021		May 30, 2020		May 29, 2021		May 30, 2020
(In thousands, except percentages)	Revenues	% of Revenues	Revenues	% of Revenues	Revenues	% of Revenues	Revenues	% of Revenues
Core Laundry Operations	$409,031	88.1%	$388,411	87.2%	$1,200,456	88.2%	$1,216,901	88.5%
Specialty Garments	38,236	8.2%	36,163	8.1%	111,592	8.2%	105,545	7.7%
First Aid	17,056	3.7%	20,944	4.7%	48,892	3.6%	53,070	3.9%
Total Revenues	$464,323	100.0%	$445,518	100.0%	$1,360,940	100.0%	$1,375,516	100.0%

See Note 16 “Segment Reporting” for additional details of segment definitions.

UniFirst Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Revenue Recognition Policy

During the thirteen weeks ended May 29, 2021 and May 30, 2020, approximately 90.9% and 85.7%, respectively, of the Company’s revenues were derived from fees for route servicing of Core Laundry Operations, Specialty Garments, and First Aid performed by the Company’s employees at the customer’s location of business. During the thirty-nine weeks ended May 29, 2021 and May 30, 2020, approximately 91.0% and 89.2%, respectively, of the Company’s revenues were derived from fees for route servicing of Core Laundry Operations, Specialty Garments, and First Aid performed by the Company’s employees at the customer’s location of business. Revenues from the Company’s route servicing customer contracts represent a single performance obligation. The Company recognizes these revenues over time as services are performed based on the nature of services provided and contractual rates (input method). Certain of the Company’s customer contracts, primarily within the Company’s Core Laundry Operations, include pricing terms and conditions that include components of variable consideration. The variable consideration is typically in the form of consideration due to customer-based performance metrics specified within the contract. Specifically, some contracts contain discounts or rebates that the customer can earn through the achievement of specified volume levels. Each component of variable consideration is earned based on the Company’s actual performance during the measurement period specified within the contract. To determine the transaction price, the Company estimates the variable consideration using the most likely amount method, based on the specific contract provisions and known performance results during the relevant measurement period. When determining if variable consideration should be constrained, the Company considers whether factors outside its control could result in a significant reversal of revenue. In making these assessments, the Company considers the likelihood and magnitude of a potential reversal. The Company’s performance period generally corresponds with the monthly invoice period. No significant constraints on the Company’s revenue recognition were applied during the thirteen and thirty-nine weeks ended May 29, 2021 and May 30, 2020. The Company reassesses these estimates during each reporting period. The Company maintains a liability for these discounts and rebates within accrued liabilities on the consolidated balance sheets. Variable consideration also includes consideration paid to a customer at the beginning of a contract. The Company capitalizes this consideration and amortizes it over the life of the contract as a reduction to revenue in accordance with the updated accounting guidance for revenue recognition. These assets are included in other assets on the consolidated balance sheets.

Costs to Obtain a Contract

The Company defers commission expenses paid to its employee-partners when the commissions are deemed to be incremental for obtaining the route servicing customer contract. The deferred commissions are amortized on a straight-line basis over the expected period of benefit. The Company reviews the deferred commission balances for impairment on an ongoing basis. Deferred commissions are classified as current or noncurrent based on the timing of when the Company expects to recognize the expense. The current portion is included in prepaid expenses and other current assets and the non-current portion is included in other assets on the Company’s consolidated balance sheets. As of May 29, 2021, the current and non-current assets related to deferred commissions totaled $13.9 million and $59.1 million, respectively. As of August 29, 2020, the current and non-current assets related to deferred commissions totaled $13.3 million and $55.6 million, respectively. During the thirteen weeks ended May 29, 2021 and May 30, 2020, the Company recorded $3.6 million and $3.4 million, respectively, of amortization expense related to deferred commissions. During the thirty-nine weeks ended May 29, 2021 and May 30, 2020, the Company recorded $10.8 million and $10.2 million, respectively, of amortization expense related to deferred commissions. This expense is classified in selling and administrative expenses on the consolidated statements of income.

4. Acquisitions

During the thirty-nine weeks ended May 29, 2021, the Company completed four business acquisitions with an aggregate purchase price of approximately $7.5 million, which was primarily assigned to goodwill and intangible assets. The results of operations of these acquisitions have been included in the Company’s consolidated financial results since their respective acquisition dates. These acquisitions were not significant in relation to the Company’s consolidated financial results and, therefore, pro-forma financial information has not been presented.

UniFirst Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

5. Fair Value Measurements

The assets or liabilities measured at fair value on a recurring basis are summarized in the tables below (in thousands):

	As of May 29, 2021
	Level 1	Level 2	Level 3	Fair Value
Assets (Liabilities):
Cash equivalents	$197,458	$—	$—	$197,458
Pension plan assets	—	3,927	—	3,927
Foreign currency forward contracts	—	(86)	—	(86)
Total assets at fair value	$197,458	$3,841	$—	$201,299

	As of August 29, 2020
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents	$196,478	$—	$—	$196,478
Pension plan assets	—	4,146	—	4,146
Foreign currency forward contracts	—	87	—	87
Total assets at fair value	$196,478	$4,233	$—	$200,711

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

The Company’s foreign currency forward contracts represent contracts the Company has entered into to exchange Canadian dollars for U.S. dollars at fixed exchange rates in order to manage its exposure related to the certain forecasted Canadian dollar denominated sales of one of its subsidiaries. These contracts are included in accrued liabilities as of May 29, 2021 and prepaid expenses and other current assets and other long-term assets as of August 29, 2020. The fair value of the forward contracts is based on similar exchange traded derivatives and are, therefore, included within Level 2 of the fair value hierarchy.

6. Derivative Instruments and Hedging Activities

As of May 29, 2021, the Company had forward contracts with a notional value of approximately $2.2 million CAD outstanding and recorded the fair value of the contracts of $0.1 million in accrued liabilities with a corresponding nominal loss in accumulated other comprehensive loss, which was recorded net of tax. During the thirteen and thirty-nine weeks ended May 29, 2021, the Company reclassified a nominal amount from accumulated other comprehensive loss to revenue, related to the derivative financial instruments. The loss on these forward contracts that resulted in an increase to accumulated other comprehensive loss as of May 29, 2021 is expected to be reclassified to revenues prior to its maturity on February 25, 2022.

7. Employee Benefit Plans

Defined Contribution Retirement Savings Plan

The Company has a defined contribution retirement savings plan with a 401(k) feature for all eligible U.S. and Canadian employees not under collective bargaining agreements. The Company matches a portion of the employee’s contribution and may make an additional contribution at its discretion. Contributions charged to expense under the plan for the thirteen weeks ended May 29, 2021 and May 30, 2020 were $5.1 million and $1.9 million, respectively. Contributions charged to expense under the plan for the thirty-nine weeks ended May 29, 2021 and May 30, 2020 were $15.2 million and $12.4 million, respectively.

UniFirst Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Pension Plans and Supplemental Executive Retirement Plans

The Company maintains an unfunded Supplemental Executive Retirement Plan for certain eligible employees of the Company and one frozen non-contributory defined benefit pension plan. The amounts charged to expense related to these plans for the thirteen weeks ended May 29, 2021 and May 30, 2020 were $0.8 million and $0.7 million, respectively. The amounts charged to expense related to these plans for the thirty-nine weeks ended May 29, 2021 and May 30, 2020 were $2.3 million and $1.2 million, respectively.

8. Income Per Share

The Company calculates income per share by allocating income to its unvested participating securities as part of its income per share calculations. The following table sets forth the computation of basic income per share using the two-class method for amounts attributable to the Company’s shares of Common Stock and Class B Common Stock (in thousands, except per share data):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	May 29, 2021	May 30, 2020	May 29, 2021	May 30, 2020
Net income available to shareholders	$42,016	$21,285	$116,497	$104,207
Allocation of net income for Basic:
Common Stock	$35,270	$17,871	$97,792	$87,519
Class B Common Stock	6,746	3,414	18,705	16,688
	$42,016	$21,285	$116,497	$104,207
Weighted average number of shares for Basic:
Common Stock	15,238	15,255	15,238	15,285
Class B Common Stock	3,643	3,643	3,643	3,643
	18,881	18,898	18,881	18,928
Income per share for Basic:
Common Stock	$2.31	$1.17	$6.42	$5.73
Class B Common Stock	$1.85	$0.94	$5.13	$4.58

The Company is required to calculate diluted income per share for Common Stock using the more dilutive of the following two methods:

•	The treasury stock method; or
•	The two-class method assuming a participating security is not exercised or converted.

For the thirteen and thirty-nine weeks ended May 29, 2021 and May 30, 2020, the Company’s diluted income per share assumes the conversion of all vested Class B Common Stock into Common Stock and uses the two-class method for its unvested participating shares. The following tables set forth the computation of diluted income per share of Common Stock for the thirteen and thirty-nine weeks ended May 29, 2021 and May 30, 2020 (in thousands, except per share data):

	Thirteen weeks ended May 29, 2021			Thirty-nine weeks ended May 29, 2021
	Earnings to Common Shareholders	Common Shares	Income Per Share	Earnings to Common Shareholders	Common Shares	Income Per Share
As reported - Basic	$35,270	15,238	$2.31	$97,792	15,238	$6.42
Add: effect of dilutive potential common shares
Share-Based Awards	—	170		—	160
Class B Common Stock	6,746	3,643		18,705	3,643
As reported – Diluted	$42,016	19,051	$2.21	$116,497	19,041	$6.12

UniFirst Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

	Thirteen weeks ended May 30, 2020			Thirty-nine weeks ended May 30, 2020
	Earnings to Common Shareholders	Common Shares	Income Per Share	Earnings to Common Shareholders	Common Shares	Income Per Share
As reported - Basic	$17,871	15,255	$1.17	$87,519	15,285	$5.73
Add: effect of dilutive potential common shares
Share-Based Awards	—	97		—	146
Class B Common Stock	3,414	3,643		16,688	3,643
As reported – Diluted	$21,285	18,995	$1.12	$104,207	19,074	$5.46

Share-based awards that would result in the issuance of 2,189 and 1,770 shares, respectively, of Common Stock were excluded from the calculation of diluted income per share for the thirteen and thirty-nine weeks ended May 29, 2021 because they were anti-dilutive. Share-based awards that would result in the issuance of 7,328 and 2,724 shares, respectively, of Common Stock were excluded from the calculation of diluted income per share for the thirteen and thirty-nine weeks ended May 30, 2020 because they were anti-dilutive.

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

The components of inventory as of May 29, 2021 and August 29, 2020 were as follows (in thousands):

	May 29, 2021	August 29, 2020
Raw materials	$22,055	$20,266
Work in process	3,730	2,730
Finished goods	94,552	83,273
Total inventories	$120,337	$106,269

10. Goodwill and Other Intangible Assets

When the Company acquires a business, the amount assigned to the tangible assets and liabilities and intangible assets acquired is based on their respective fair values determined as of the acquisition date. The excess of the purchase price over the tangible assets and liabilities and intangible assets is recorded as goodwill.

The changes in the carrying amount of goodwill are as follows (in thousands):

Balance as of August 29, 2020	$424,844
Goodwill recorded during the period	4,533
Other	385
Balance as of May 29, 2021	$429,762

UniFirst Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Intangible assets, net in the Company’s accompanying Consolidated Balance Sheets are as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
May 29, 2021
Customer contracts	$236,390	$185,656	$50,734
Software	75,214	42,023	33,191
Other intangible assets	36,997	35,012	1,985
	$348,601	$262,691	$85,910
August 29, 2020
Customer contracts	$234,065	$177,119	$56,946
Software	66,014	39,020	26,994
Other intangible assets	35,741	34,145	1,596
	$335,820	$250,284	$85,536

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

A reconciliation of the Company’s asset retirement liability for the thirty-nine weeks ended May 29, 2021 was as follows (in thousands):

May 29, 2021
Beginning balance as of August 29, 2020	$13,920
Accretion expense	740
Effect of exchange rate changes	102
Balance as of May 29, 2021	$14,762

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

UniFirst Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The following table presents the operating lease cost and information related to the operating lease right-of-use assets, net and operating lease liabilities for the thirty-nine weeks ended May 29, 2021:

(In thousands, except lease term and discount rate)
Lease cost
Operating lease costs including short-term lease expense and variable lease costs, which were immaterial in the period	$14,328

Operating cash flow impacts
Cash paid for amounts included in the measurement of operating lease liabilities	$10,207
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	$8,324
Weighted-average remaining lease term - operating leases	4.26
Weighted-average discount rate - operating leases	2.35%

The contractual future minimum lease payments of the Company's operating lease liabilities by fiscal year are as follows as of May 29, 2021:

(In thousands)
2021 (remaining three months)	$3,577
2022	13,004
2023	9,435
2024	6,737
2025	4,428
Thereafter	5,663
Total payments	42,844
Less interest	(1,887)
Total present value of lease payments	$40,957

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

UniFirst Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

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

There is usually a range of reasonable estimates of the costs associated with each site. In accordance with U.S. GAAP, the Company’s accruals reflect the amount within the range that it believes is the best estimate or the low end of a range of estimates if no point within the range is a better estimate. Where it believes that both the amount of a particular liability and the timing of the payments are reliably determinable, the Company adjusts the cost in current dollars using a rate of 3% for inflation until the time of expected payment and discounts the cost to present value using current risk-free interest rates. As of May 29, 2021, the risk-free interest rates utilized by the Company ranged from 1.58% to 2.26%.

For environmental liabilities that have been discounted, the Company includes interest accretion, based on the effective interest method, in selling and administrative expenses on the accompanying Consolidated Statements of Income. The changes to the Company’s environmental liabilities for the thirty-nine weeks ended May 29, 2021 were as follows (in thousands):

May 29, 2021
Balance as of August 29, 2020	$30,702
Revisions in estimates	(174)
Costs incurred for which reserves have been provided	(1,016)
Insurance proceeds	111
Interest accretion	336
Changes in discount rates	(1,865)
Balance as of May 29, 2021	$28,094

UniFirst Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Anticipated payments and insurance proceeds of currently identified environmental remediation liabilities as of May 29, 2021, for the next five fiscal years and thereafter, as measured in current dollars, are reflected below.

(In thousands)	2021	2022	2023	2024	2025	Thereafter	Total
Estimated costs – current dollars	$10,178	$2,668	$1,371	$1,073	$1,076	$11,852	$28,218
Estimated insurance proceeds	(86)	(159)	(173)	(159)	(173)	(521)	(1,271)
Net anticipated costs	$10,092	$2,509	$1,198	$914	$903	$11,331	$26,947
Effect of inflation							7,587
Effect of discounting							(6,440)
Balance as of May 29, 2021							$28,094

Estimated insurance proceeds are primarily received from an annuity received as part of a legal settlement with an insurance company. Annual proceeds of approximately $0.3 million are deposited into an escrow account which funds remediation and monitoring costs for two sites related to former operations in Williamstown, Vermont. Annual proceeds received but not expended in the current year accumulate in this account and may be used in future years for costs related to this site through the year 2027. As of May 29, 2021, the balance in this escrow account, which is held in a trust and is not recorded in the Company’s accompanying Consolidated Balance Sheet, was approximately $4.8 million. Also included in estimated insurance proceeds are amounts the Company is entitled to receive pursuant to legal settlements as reimbursements from three insurance companies for estimated costs at the site in Uvalde, Texas.

The Company’s nuclear garment decontamination facilities are licensed by respective state agencies, as delegated authority by the Nuclear Regulatory Commission (the “NRC”) pursuant to the NRC’s Agreement State program and are subject to applicable federal and state radioactive material regulations. In addition, the Company’s international locations (Canada, the United Kingdom and the European Union) are regulated by equivalent respective jurisdictional authorities. There can be no assurance that such regulation will not lead to material disruptions in the Company’s garment decontamination business.

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

Effective tax rate

The Company’s effective tax rate for the thirteen weeks ended May 29, 2021 was 22.9% as compared to 21.8% for the corresponding period in the prior year. The increase in the effective tax rate for the thirteen weeks ended May 29, 2021 as compared to the corresponding period in the prior year was due primarily to the impact of discrete tax benefits on lower income before taxes in the corresponding period in the prior year. The Company’s effective tax rate for the thirty-nine weeks ended May 29, 2021 was 23.6% as compared to 22.8% for the corresponding period in the prior year. The increase in the effective tax rate in the thirty-nine weeks ended May 29, 2021 as compared to the corresponding period in the prior year was due to the release of certain tax reserves.

Uncertain tax positions

The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense, which is consistent with the recognition of these items in prior reporting periods. During the thirty-nine weeks ended May 29, 2021, there was a net increase in unrecognized tax position of $2.7 million. The increase was comprised of a $3.5 million increase for new tax reserves offset by an $0.8 million decrease for the release of certain existing reserves due to the expiration of the statute of limitations.

UniFirst Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

All U.S. and Canadian federal income tax statutes have lapsed for filings up to and including fiscal years 2015 and 2013, respectively. With a few exceptions, the Company is no longer subject to state and local income tax examinations for periods prior to fiscal 2016. The Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change significantly in the next 12 months.

14. Long-Term Debt

On March 26, 2021, the Company entered into an amended and restated $175.0 million unsecured revolving credit agreement (the “2021 Credit Agreement”) with a syndicate of banks, which matures on March 26, 2026. The 2021 Credit Agreement amended and restated the Company’s prior Credit Agreement (defined below), which was scheduled to mature on April 11, 2021. Under the 2021 Credit Agreement, the Company is able to borrow funds at variable interest rates based on, at the Company’s election, the Eurodollar rate or a base rate, plus in each case a spread based on the Company’s consolidated funded debt ratio. Availability of credit requires compliance with certain financial and other covenants, including a maximum consolidated funded debt ratio and minimum consolidated interest coverage ratio as defined in the 2021 Credit Agreement. The Company tests its compliance with these financial covenants on a fiscal quarterly basis. As of May 29, 2021, the interest rates applicable to the Company’s borrowings under the 2021 Credit Agreement would be calculated as LIBOR plus 1.00% at the time of the respective borrowing. As of May 29, 2021, the Company had no outstanding borrowings and had outstanding letters of credit amounting to $67.5 million, leaving $107.5 million available for borrowing under the 2021 Credit Agreement.

As of May 29, 2021, the Company was in compliance with all covenants under the 2021 Credit Agreement.

Prior to March 26, 2021, the Company had a $250 million unsecured revolving credit agreement (the “Credit Agreement”) with a syndicate of banks, which was scheduled to mature on April 11, 2021. Under the Credit Agreement, the Company was able to borrow funds at variable interest rates based on, at its election, the Eurodollar rate or a base rate, plus in each case a spread based on the Company’s consolidated funded debt ratio. Availability of credit required compliance with certain financial and other covenants, including a maximum consolidated funded debt ratio and minimum consolidated interest coverage ratio as defined in the Credit Agreement.

15. Accumulated Other Comprehensive Loss

The changes in each component of accumulated other comprehensive loss, net of tax, for the thirteen and thirty-nine weeks ended May 29, 2021 and May 30, 2020 were as follows (in thousands):

	Thirteen weeks ended May 29, 2021
	Foreign Currency Translation	Pension- related (1)	Derivative Financial Instruments (1)	Total Accumulated Other Comprehensive Loss
Balance as of February 27, 2021	$(18,455)	$(10,026)	$(12)	$(28,493)
Other comprehensive income (loss) before reclassification	6,099	—	(91)	6,008
Amounts reclassified from accumulated other comprehensive loss	—	—	39	39
Net current period other comprehensive (loss) income	6,099	—	(52)	6,047
Balance as of May 29, 2021	$(12,356)	$(10,026)	$(64)	$(22,446)

UniFirst Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

	Thirty-nine weeks ended May 29, 2021
	Foreign Currency Translation	Pension- related (1)	Derivative Financial Instruments (1)	Total Accumulated Other Comprehensive Loss
Balance as of August 29, 2020	$(22,009)	$(10,026)	$65	$(31,970)
Other comprehensive income (loss) before reclassification	9,653	—	(158)	9,495
Amounts reclassified from accumulated other comprehensive loss	—	—	29	29
Net current period other comprehensive (loss) income	9,653	—	(129)	9,524
Balance as of May 29, 2021	$(12,356)	$(10,026)	$(64)	$(22,446)

	Thirteen weeks ended May 30, 2020
	Foreign Currency Translation	Pension- related (1)	Derivative Financial Instruments (1)	Total Accumulated Other Comprehensive Loss
Balance as of February 29, 2020	$(24,420)	$(8,889)	$208	$(33,101)
Other comprehensive (loss) income before reclassification	(3,835)	—	79	(3,756)
Amounts reclassified from accumulated other comprehensive loss	—	—	(47)	(47)
Net current period other comprehensive (loss) income	(3,835)	—	32	(3,803)
Balance as of May 30, 2020	$(28,255)	$(8,889)	$240	$(36,904)

	Thirty-nine weeks ended May 30, 2020
	Foreign Currency Translation	Pension- related (1)	Derivative Financial Instruments (1)	Total Accumulated Other Comprehensive Loss
Balance as of August 31, 2019	$(24,640)	$(9,239)	$191	$(33,688)
Other comprehensive income (loss) before reclassification	(3,615)	—	156	(3,459)
Amounts reclassified from accumulated other comprehensive loss	—	350	(107)	243
Net current period other comprehensive (loss) income	(3,615)	350	49	(3,216)
Balance as of May 30, 2020	$(28,255)	$(8,889)	$240	$(36,904)
(1)	Amounts are shown net of tax

Amounts reclassified from accumulated other comprehensive loss, net of tax, for the thirteen and thirty-nine weeks ended May 29, 2021 and May 30, 2020 were as follows (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	May 29, 2021	May 30, 2020	May 29, 2021	May 30, 2020
Pension benefit liabilities (net):
Reclassification to income statement (a)	$—	$—	$—	$350
Total, net of tax	—	—	—	350

Derivative financial instruments, net:
Forward contracts (b)	39	(47)	29	(107)
Total, net of tax	39	(47)	29	(107)

Total amounts reclassified, net of tax	$39	$(47)	$29	$243

UniFirst Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(a)	Amounts included in selling and administrative expenses in the accompanying Consolidated Statements of Income.
(b)	Amounts included in revenues in the accompanying Consolidated Statements of Income.

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

UniFirst Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

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

The Company refers to the U.S. and Canadian Rental and Cleaning, MFG, and Corporate reporting segments combined as its “Core Laundry Operations,” which is included as a subtotal in the following table (in thousands):

Thirteen weeks ended	U.S. and Canadian Rental and Cleaning	MFG	Net Interco MFG Elim	Corporate	Subtotal Core Laundry Operations	Specialty Garments	First Aid	Total
May 29, 2021
Revenues	$399,500	$67,573	$(67,573)	$9,531	$409,031	$38,236	$17,056	$464,323
Operating income (loss)	$75,550	$17,219	$(258)	$(46,877)	$45,634	$8,300	$225	$54,159
Interest income, net	$(675)	$—	$—	$4	$(671)	$—	$—	$(671)
Income (loss) before taxes	$76,062	$17,103	$(258)	$(47,573)	$45,334	$8,918	$230	$54,482
May 30, 2020
Revenues	$362,288	$44,949	$(44,949)	$26,123	$388,411	$36,163	$20,944	$445,518
Operating income (loss)	$42,994	$13,226	$5,398	$(41,927)	$19,691	$6,380	$1,637	$27,708
Interest income, net	$(865)	$—	$—	$(189)	$(1,054)	$—	$—	$(1,054)
Income (loss) before taxes	$43,856	$13,344	$5,398	$(42,543)	$20,055	$5,514	$1,637	$27,206

Thirty-nine weeks ended
May 29, 2021
Revenues	$1,174,285	$181,204	$(181,204)	$26,171	$1,200,456	$111,592	$48,892	$1,360,940
Operating income (loss)	$209,546	$51,803	$2,926	$(134,405)	$129,870	$20,693	$331	$150,894
Interest income, net	$(2,146)	$—	$—	$44	$(2,102)	$—	$—	$(2,102)
Income (loss) before taxes	$211,449	$51,513	$2,926	$(136,273)	$129,615	$22,529	$339	$152,483
May 30, 2020
Revenues	$1,173,252	$163,620	$(163,620)	$43,649	$1,216,901	$105,545	$53,070	$1,375,516
Operating income (loss)	$178,289	$52,486	$5,965	$(124,884)	$111,856	$15,886	$4,188	$131,930
Interest income, net	$(2,965)	$—	$—	$(2,625)	$(5,590)	$—	$—	$(5,590)
Income (loss) before taxes	$181,232	$52,393	$5,965	$(123,852)	$115,738	$14,971	$4,188	$134,897

17. Shares Repurchased and Dividends

On October 23, 2019, the Company announced that it would be raising its quarterly dividend to $0.25 per share of Common Stock and to $0.20 per share of Class B Common Stock, up from $0.1125 and $0.09 per share, respectively. The amount and timing of any dividend payment is subject to the approval of the Board of Directors each quarter.

On January 2, 2019, the Company’s Board of Directors approved a share repurchase program authorizing the Company to repurchase from time to time up to $100.0 million of its outstanding shares of Common Stock. Repurchases made under the program, if any, will be made in either the open market or in privately negotiated transactions. The timing, manner, price and amount of any repurchases will depend on a variety of factors, including economic and market conditions, the Company stock price, corporate liquidity requirements and priorities, applicable legal requirements and other factors. The share repurchase program will be funded using the Company’s available cash or capacity under its 2021 Credit Agreement and may be suspended or discontinued at any time. As of May 29, 2021, the Company had repurchased a total of 368,117 shares for an average price per share of $167.87 under the share repurchase program using cash on hand. The Company did not repurchase any shares during the thirteen weeks ended May 29, 2021. During the thirty-nine weeks ended May 29, 2021, the Company repurchased 53,200 shares for an average price per share of $179.21. During the thirteen and thirty-nine weeks ended May 30, 2020, the Company repurchased 46,667 and 117,767 shares for an average price per share of $161.65 and $184.67, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and any documents incorporated by reference may contain forward-looking statements within the meaning of the federal securities laws. Forward-looking statements contained in this Quarterly Report on Form 10-Q and any documents incorporated by reference are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words such as “estimates,” “anticipates,” “projects,” “plans,” “expects,” “intends,” “believes,” “seeks,” “could,” “should,” “may,” “will,” “strategy,” “objective,” “assume,” “strive,” or the negative versions thereof, and similar expressions and by the context in which they are used. Such forward-looking statements are based upon our current expectations and speak only as of the date made. Such statements are highly dependent upon a variety of risks, uncertainties and other important factors that could cause actual results to differ materially from those reflected in such forward-looking statements. Such factors include, but are not limited to, uncertainties caused by adverse economic conditions, including, without limitation, as a result of extraordinary events or circumstances such as the COVID-19 pandemic, and their impact on our customers’ businesses and workforce levels, disruptions of our business and operations, including limitations on, or closures of, our facilities, or the business and operations of our customers or suppliers in connection with extraordinary events or circumstances such as the COVID-19 pandemic, uncertainties regarding our ability to consummate and successfully integrate acquired businesses, uncertainties regarding any existing or newly-discovered expenses and liabilities related to environmental compliance and remediation, any adverse outcome of pending or future contingencies or claims, our ability to compete successfully without any significant degradation in our margin rates, seasonal and quarterly fluctuations in business levels, our ability to preserve positive labor relationships and avoid becoming the target of corporate labor unionization campaigns that could disrupt our business, the effect of currency fluctuations on our results of operations and financial condition, our dependence on third parties to supply us with raw materials, which such supply could be severely disrupted as a result of extraordinary events or circumstances such as the COVID-19 pandemic, any loss of key management or other personnel, increased costs as a result of any changes in federal or state laws, rules and regulations or governmental interpretation of such laws, rules and regulations, uncertainties regarding the price levels of natural gas, electricity, fuel and labor, the negative effect on our business from sharply depressed oil and natural gas prices, including, without limitation, as a result of extraordinary events or circumstances such as the COVID-19 pandemic, the continuing increase in domestic healthcare costs, increased workers’ compensation claim costs, increased healthcare claim costs, including as a result of extraordinary events or circumstances such as the COVID-19 pandemic, our ability to retain and grow our customer base, demand and prices for our products and services, fluctuations in our Specialty Garments business, political or other instability, supply chain disruption or infection among our employees in Mexico and Nicaragua where our principal garment manufacturing plants are located, including, without limitation, as a result of extraordinary events or circumstances such as the COVID-19 pandemic, our ability to properly and efficiently design, construct, implement and operate a new customer relationship management (“CRM”) computer system, interruptions or failures of our information technology systems, including as a result of cyber-attacks, additional professional and internal costs necessary for compliance with any changes in Securities and Exchange Commission, New York Stock Exchange and accounting rules, strikes and unemployment levels, our efforts to evaluate and potentially reduce internal costs, economic and other developments associated with the war on terrorism and its impact on the economy, the impact of foreign trade policies and tariffs or other impositions on imported goods on our business, results of operations and financial condition, general economic conditions, our ability to successfully implement our business strategies and processes, including our capital allocation strategies and the other factors described under “Part I, Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended August 29, 2020 and in our other filings with the Securities and Exchange Commission, including, without limitation, under “Part II, Item 1A. Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. We undertake no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made.

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

COVID-19 Assessment

The outbreak of a novel strain of coronavirus (COVID-19) continues to impact a number of countries, including the United States, Canada, Mexico, Nicaragua and the European countries in which we operate.  Developments continue to occur rapidly with respect to the spread of COVID-19 and its impact on human health and businesses.  New and changing government actions to address the COVID-19 pandemic continue to occur on a daily basis. Our revenues in the second half of fiscal 2020 and the first half of fiscal 2021 were significantly adversely impacted as a result of many customers closing their businesses or operating at limited capacities. Although many of our customers have reopened or increased their operating levels as government restrictions have begun to be lifted, our sales to many such customers are below their pre-pandemic levels and may not return to such pre-pandemic levels.  In addition, although many of our customers reopened or increased their operating levels, such customers may again be forced to close or limit operations as any new COVID-19 outbreaks occur.  Any such closures or reductions in operating levels could have a significant adverse impact on our business.  At times during the pandemic, we have also experienced supply chain disruptions with respect to certain products, including hand sanitizer and masks.  Such disruptions continue to occur but have moderated to some extent more recently.

We remain focused on the safety and well-being of our team partners and on the service of our customers.  We will continue to review and assess the rapidly-changing COVID-19 pandemic and its impacts on our team partners, our customers, our suppliers and our business so that we can seek to address the impacts on our business and service our customers.

We have assessed the current impact of COVID-19 on our consolidated financial condition, results of operations, and cash flows, as well as our estimates and accounting policies. We have made additional disclosures of these assessments, as necessary. Given the unprecedented nature of this situation, including the emergence of new variants of the virus and delays in the distribution and administration of various vaccines, particularly in certain geographic regions, we cannot reasonably estimate the full extent or duration of the impact COVID-19 will have on our consolidated financial condition, results of operations, and cash flows in the foreseeable future. The ultimate impact of COVID-19 on the Company is highly uncertain and will depend on future developments, and such impacts could exist for an extended period of time, even after the COVID-19 pandemic subsides.

As of May 29, 2021, our cash, cash equivalents, and short-term investments were $535.0 million. We also have access to significant borrowing capacity under our unsecured revolving credit facility, which we believe, together with our cash balances, will continue to help us manage the impacts of the COVID-19 pandemic on our business and address related liquidity needs.

National, state and local governments responded to the COVID-19 pandemic in a variety of ways, including, without limitation, by declaring states of emergency, restricting people from gathering in groups or interacting within a certain physical distance (i.e., social distancing), and in certain cases, ordering businesses to close or limit operations or people to stay at home. Although we have been permitted to continue to operate in all of the jurisdictions in which we operate, including in jurisdictions that have mandated the closure of certain businesses and we expect to be permitted to continue to operate under any orders or other restrictions imposed by any government authorities in the future, there is no assurance that we will be permitted to operate under every future government order or other restriction and in every location.  If we were to be subject to government orders or other restrictions on the operation of our business, we may be required to limit, or close, our operations at certain locations in the future.  Any such limitations or closures could have a material adverse impact on our ability to service our customers and on our business, financial condition and results of operations.  In particular, any limitations on, or closures of, our manufacturing facilities in Mexico or Nicaragua, or our distribution center in Owensboro, Kentucky, could have a material adverse impact on our ability to manufacture products and service customers and could have a material adverse impact on our business, financial condition and results of operations.

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

The COVID-19 pandemic has also resulted in material adverse economic conditions that are impacting, and may continue to impact, our business and the businesses of our suppliers and customers. While unemployment levels have improved considerably from their peak during the pandemic, such levels still remain higher than pre-pandemic levels. Although the extent and duration of the impact of the COVID-19 pandemic on our business and operations and the business and operations of our customers and suppliers remain uncertain, the continued spread of COVID-19, the imposition of related public health measures and travel, health-related, business and other restrictions and the resulting materially adverse economic conditions may materially adversely impact our business, financial condition, results of operations and cash flows.

Please see “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended August 29, 2020 for an additional discussion of risks and potential risks of the COVID-19 pandemic on our business, financial condition and results of operations.

Results of Operations

The following table presents certain selected financial data, including the percentage of revenues represented by each item, for the thirteen and thirty-nine weeks ended May 29, 2021 and May 30, 2020.

	Thirteen weeks ended					Thirty-nine weeks ended
(In thousands, except percentages)	May 29, 2021	% of Revenues	May 30, 2020	% of Revenues	% Change	May 29, 2021	% of Revenues	May 30, 2020	% of Revenues	% Change
Revenues	$464,323	100.0%	$445,518	100.0%	4.2%	$1,360,940	100.0%	$1,375,516	100.0%	(1.1)%
Operating expenses:
Cost of revenues (1)	286,605	61.7	303,223	68.1	(5.5)	851,860	62.6	893,961	65.0	(4.7)
Selling and administrative expenses (1)	96,976	20.9	88,405	19.8	9.7	279,008	20.5	272,013	19.8	2.6
Depreciation and amortization	26,583	5.7	26,182	5.9	1.5	79,178	5.8	77,612	5.6	2.0
Total operating expenses	410,164	88.3	417,810	93.8	(1.8)	1,210,046	88.9	1,243,586	90.4	(2.7)
Operating income	54,159	11.7	27,708	6.2	95.5	150,894	11.1	131,930	9.6	14.4
Other (income) expense, net	(323)	(0.1)	502	0.1	(164.3)	(1,589)	(0.1)	(2,967)	(0.2)	(46.4)
Income before income taxes	54,482	11.7	27,206	6.1	100.3	152,483	11.2	134,897	9.8	13.0
Provision for income taxes	12,466	2.7	5,921	1.3	110.5	35,986	2.6	30,690	2.2	17.3
Net income	$42,016	9.0%	$21,285	4.8%	97.4%	$116,497	8.6%	$104,207	7.6%	11.8%

(1)	Exclusive of depreciation on our property, plant and equipment and amortization on our intangible assets.

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

On January 2, 2019, our Board of Directors approved a share repurchase program authorizing the Company to repurchase from time to time up to $100.0 million of its outstanding shares of Common Stock. Repurchases made under the program, if any, will be made in either the open market or in privately negotiated transactions. The timing, manner, price and amount of any repurchases will depend on a variety of factors, including economic and market conditions, the Company stock price, corporate liquidity requirements and priorities, applicable legal requirements and other factors. The share repurchase program will be funded using our available cash or capacity under our 2021 Credit Agreement (as defined below) and may be suspended or discontinued at any time. As of May 29, 2021, we repurchased a total of 368,117 shares for an average price per share of $167.87 under the share repurchase program using cash on hand. We did not repurchase any shares during the thirteen weeks ended May 29, 2021. During the thirty-nine weeks ended May 29, 2021, we repurchased 53,200 shares for an average price per share of $179.21. During the thirteen and thirty-nine weeks ended May 30, 2020, we repurchased 46,667 and 117,767 shares for an average price per share of $161.65 and $184.67, respectively.

In our fourth fiscal quarter of 2018, we initiated a multiyear CRM project to further develop, implement and deploy a third-party application we licensed. This new solution is intended to improve functionality, capability and information flow as well as increase automation in servicing our customers. As of May 29, 2021, we have capitalized $32.0 million related to this CRM project. We began deployment of our new CRM project during the third quarter of fiscal 2021 and recognized $0.7 million of amortization expense.

Thirteen weeks ended May 29, 2021 compared with thirteen weeks ended May 30, 2020

Revenues

(In thousands, except percentages)	May 29, 2021	May 30, 2020	Dollar Change	Percent Change
Core Laundry Operations	$409,031	$388,411	$20,620	5.3%
Specialty Garments	38,236	36,163	2,073	5.7%
First Aid	17,056	20,944	(3,888)	(18.6)%
Consolidated total	$464,323	$445,518	$18,805	4.2%

Core Laundry Operations’ revenues during the third quarter of fiscal 2021 increased compared to the prior year comparable period.  The increase was primarily driven by the prior year comparable period being significantly impacted by the COVID-19 pandemic. The impact on the prior year comparable period was partially offset by a large direct sale of $20.1 million.

Specialty Garments revenues in the third quarter of fiscal 2021 increased compared to the prior year comparable period due primarily to growth in cleanroom operations and European nuclear operations. Specialty Garments’ results are often affected by seasonality and the timing and length of its customers’ power reactor outages as well as its project-based activities.

First Aid revenues in the third quarter of fiscal 2021 decreased compared to the prior year comparable period due to reduced sales of the segment’s safety and personal protective equipment offerings that experienced increased demand as a result of the COVID-19 pandemic in the prior year comparable period, which were partially offset by increased sales in our van business.

Cost of Revenues

(In thousands, except percentages)	May 29, 2021	May 30, 2020	Dollar Change	Percent Change
Cost of revenues	$286,605	$303,223	$(16,618)	(5.5)%
% of Revenues	61.7%	68.1%

Core Laundry Operations’ cost of revenues as a percentage of revenues decreased in the third quarter of fiscal 2021 as compared to the prior year comparable period.  This decrease was due primarily to a number of items affecting our prior year comparable period, including the impact of the decline in our rental revenues on our cost structure, higher cost of revenues related to the large $20.1 million direct sale and additional costs we incurred responding to the COVID-19 pandemic. Also contributing to the decrease was lower bad debt expense in the third quarter of fiscal 2021. These decreases were partially offset by increased healthcare claims and profit-sharing costs in the third quarter of fiscal 2021.

Specialty Garments cost of revenues as a percentage of revenues decreased in the third quarter of fiscal 2021 as compared to the prior year comparable period due primarily to lower merchandise costs, which were partially offset by increased profit-sharing costs.

Selling and Administrative Expenses

(In thousands, except percentages)	May 29, 2021	May 30, 2020	Dollar Change	Percent Change
Selling and administrative expenses	$96,976	$88,405	$8,571	9.7%
% of Revenues	20.9%	19.8%

Our selling and administrative costs increased as a percentage of revenues in the third quarter of fiscal 2021 as compared to the prior year comparable period due primarily to increased healthcare claims, incentive-based compensation and travel costs in the third quarter of fiscal 2021. These increases were primarily offset by lower indirect taxes as well as additional costs we incurred responding to the COVID-19 pandemic in the third quarter of fiscal 2020.

Depreciation and Amortization

(In thousands, except percentages)	May 29, 2021	May 30, 2020	Dollar Change	Percent Change
Depreciation and amortization	$26,583	$26,182	$401	1.5%
% of Revenues	5.7%	5.9%

Depreciation and amortization expense increased in the third quarter of fiscal 2021 as compared to the prior year comparable period due primarily to continued investment in our infrastructure as well as our key technology initiatives. The higher expense includes amortization of $0.7 million for our new CRM project that we began to deploy in the third quarter of fiscal 2021.

Operating Income

For the thirteen weeks ended May 29, 2021 and May 30, 2020, changes in our revenues and costs as discussed above resulted in the following changes in our operating income and margin:

(In thousands, except percentages)	May 29, 2021	May 30, 2020	Dollar Change	Percent Change
Core Laundry Operations	$45,634	$19,691	$25,943	131.8%
Specialty Garments	8,300	6,380	1,920	30.1%
First Aid	225	1,637	(1,412)	(86.3)%
Operating income	$54,159	$27,708	$26,451	95.5%
Operating income margin	11.7%	6.2%

Other (Income) Expense, net

(In thousands, except percentages)	May 29, 2021	May 30, 2020	Dollar Change	Percent Change
Interest income, net	$(671)	$(1,054)	$383	(36.3)%
Other expense, net	348	1,556	(1,208)	(77.6)%
Total other (income) expense, net	$(323)	$502	$(825)	(164.3)%

The increase in other (income) expense, net during the third quarter of fiscal 2021 as compared to the prior year comparable period was due primarily to increased foreign exchange gains, which were partially offset by lower interest income from declining interest rates.

Provision for Income Taxes

(In thousands, except percentages)	May 29, 2021	May 30, 2020	Dollar Change	Percent Change
Provision for income taxes	$12,466	$5,921	$6,545	110.5%
Effective income tax rate	22.9%	21.8%

The increase in our effective tax rate for the third quarter of fiscal 2021 as compared to the prior year comparable period was due primarily to a higher impact from discrete tax benefits in the prior year comparable period.

Thirty-nine weeks ended May 29, 2021 compared with thirty-nine weeks ended May 30, 2020

Revenues

(In thousands, except percentages)	May 29, 2021	May 30, 2020	Dollar Change	Percent Change
Core Laundry Operations	$1,200,456	$1,216,901	$(16,445)	(1.4)%
Specialty Garments	111,592	105,545	6,047	5.7%
First Aid	48,892	53,070	(4,178)	(7.9)%
Consolidated total	$1,360,940	$1,375,516	$(14,576)	(1.1)%

Consolidated revenues during the thirty-nine weeks ended May 29, 2021 decreased compared to the prior year comparable period.  The decrease was primarily driven by a decline in revenues in our Core Laundry Operations resulting from the continued impact of the COVID-19 pandemic on our customers’ operations and wearer levels.

Specialty Garments revenues during the thirty-nine weeks ended May 29, 2021 increased compared to the prior year comparable period due primarily to growth in our cleanroom operations, which was partially offset by decreased revenues from our U.S. and Canadian nuclear operations. Specialty Garments’ results are often affected by seasonality and the timing and length of its customers’ power reactor outages as well as its project-based activities.

First Aid revenues during the thirty-nine weeks ended May 29, 2021 decreased compared to the prior year comparable period due to reduced sales from the segment’s wholesale distribution business, which were partially offset by increased sales in our van business. Contributing to the decrease was the strong performance in our wholesale distribution business and increased demand for the segment’s safety and personal protective equipment offerings as a result of the COVID-19 pandemic in the prior year comparable period.

Cost of Revenues

(In thousands, except percentages)	May 29, 2021	May 30, 2020	Dollar Change	Percent Change
Cost of revenues	$851,860	$893,961	$(42,101)	(4.7)%
% of Revenues	62.6%	65.0%

Core Laundry Operations’ cost of revenues as a percentage of revenues decreased as compared to the prior year comparable period.  This decrease was due primarily to a number of items affecting our prior year comparable period, including the impact of the decline in our rental revenues on our cost structure, higher cost of revenues related to the large $20.1 million direct sale in the prior year comparable period and additional costs we incurred responding to the COVID-19 pandemic. Also contributing to the decrease was lower bad debt expense in the thirty-nine weeks ended May 29, 2021. These decreases were partially offset by increased healthcare claims and profit-sharing costs in the thirty-nine weeks ended May 29, 2021.

Specialty Garments cost of revenues as a percentage of revenues decreased during the thirty-nine weeks ended May 29, 2021 as compared to the prior year comparable period due primarily to lower merchandise costs as a percentage of revenue.

Selling and Administrative Expenses

(In thousands, except percentages)	May 29, 2021	May 30, 2020	Dollar Change	Percent Change
Selling and administrative expenses	$279,008	$272,013	$6,995	2.6%
% of Revenues	20.5%	19.8%

Our selling and administrative costs as a percentage of revenues increased during the thirty-nine weeks ended May 29, 2021 as compared to the prior year comparable period primarily due to increases in selling and administrative payroll expense, health care claims costs and incentive-based compensation expense. These increases were partially offset by lower legal and travel-related costs.

Depreciation and Amortization

(In thousands, except percentages)	May 29, 2021	May 30, 2020	Dollar Change	Percent Change
Depreciation and amortization	$79,178	$77,612	$1,566	2.0%
% of Revenues	5.8%	5.6%

Depreciation and amortization expense increased during the thirty-nine weeks ended May 29, 2021 as compared to the prior year comparable period due primarily to continued investment in our infrastructure as well as our key technology initiatives. The higher expense includes amortization of $0.7 million for our new CRM project that we began to deploy in the third quarter of fiscal 2021.

Operating Income

For the thirty-nine weeks ended May 29, 2021 and May 30, 2020, changes in our revenues and costs as discussed above resulted in the following changes in our operating income and operating income margin:

(In thousands, except percentages)	May 29, 2021	May 30, 2020	Dollar Change	Percent Change
Core Laundry Operations	$129,870	$111,856	$18,014	16.1%
Specialty Garments	20,693	15,886	4,807	30.3%
First Aid	331	4,188	(3,857)	(92.1)%
Operating income	$150,894	$131,930	$18,964	14.4%
Operating income margin	11.1%	9.6%

Other Income, net

(In thousands, except percentages)	May 29, 2021	May 30, 2020	Dollar Change	Percent Change
Interest income, net	$(2,102)	$(5,590)	$3,488	(62.4)%
Other expense, net	513	2,623	(2,110)	(80.4)%
Total other income, net	$(1,589)	$(2,967)	$1,378	(46.4)%

The decrease in other income, net, during the thirty-nine weeks ended May 29, 2021 as compared to the prior year comparable period was due primarily to lower interest income from declining interest rates, which was partially offset by foreign exchange gains as compared to foreign exchange losses incurred in the prior year comparable period.

Provision for Income Taxes

(In thousands, except percentages)	May 29, 2021	May 30, 2020	Dollar Change	Percent Change
Provision for income taxes	$35,986	$30,690	$5,296	17.3%
Effective income tax rate	23.6%	22.8%

The increase in our effective tax rate during the thirty-nine weeks ended May 29, 2021 was due primarily to a higher release of certain tax reserves in the prior year comparable period.

Liquidity and Capital Resources

General

Cash, cash equivalents and short-term investments totaled $535.0 million as of May 29, 2021, an increase of $113.8 million from May 30, 2020 when the amount totaled $421.3 million. We generated $187.5 million and $205.4 million in cash from operating activities in the thirty-nine weeks ended May 29, 2021 and May 30, 2020, respectively.

Pursuant to a share repurchase program approved by our Board of Directors on January 2, 2019, we repurchased 53,200 shares of our Common Stock for an aggregate of approximately $9.5 million during the thirty-nine weeks ended May 29, 2021.

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

Sources and uses of cash flows for the thirty-nine weeks ended May 29, 2021 and May 30, 2020, respectively, are summarized as follows:

(In thousands, except percentages)	May 29, 2021	May 30, 2020	Percent Change
Net cash provided by operating activities	$187,523	$205,432	(8.7)%
Net cash used in investing activities	(103,222)	(131,992)	(21.8)%
Net cash used in financing activities	(27,966)	(36,252)	(22.9)%
Effect of exchange rate changes	3,832	(1,276)	(400.3)%
Net decrease in cash, cash equivalents and short-term investments	$60,167	$35,912	67.5%

Net Cash Provided by Operating Activities

The net cash provided by operating activities during the thirty-nine weeks ended May 29, 2021 decreased as compared to the prior year comparable period due primarily to increases in inventory, rental merchandise expenditures and accounts receivable.  These decreases were due to increasing demand and revenue as compared to the prior year comparable period, which was most impacted by the COVID-19 pandemic in these specific areas. The decreases were partially offset by an increase in profitability and an increase in accounts payable due to the prior year comparable period being the most impacted by the COVID-19 pandemic.

Net Cash Used in Investing Activities

The net decrease in cash used in investing activities was due primarily to the acquisition of a Missouri-based industrial laundry business, which was completed in the thirteen weeks ended November 30, 2019 for $38.8 million, using available cash on hand.

Net Cash Used in Financing Activities

The decrease in net cash used in financing activities was due primarily to a decrease in the repurchase of Common Stock of $12.1 million in the thirty-nine weeks ended May 29, 2021 compared to the prior year comparable period. This decrease was partially offset by an increase in dividends paid of $2.4 million, cash outflows for deferred financing costs related to the 2021 Credit Agreement of $0.8 million and an increase in the cash paid for taxes withheld related to the net share settlement of equity awards in the thirty-nine weeks ended May 29, 2021 as compared to the prior year comparable period.

Long-Term Debt and Borrowing Capacity

On March 26, 2021, we entered into an amended and restated $175.0 million unsecured revolving credit agreement (the “2021 Credit Agreement”) with a syndicate of banks, which matures on March 26, 2026. The 2021 Credit Agreement amended and restated our prior Credit Agreement (as defined below), which was scheduled to mature on April 11, 2021. Under the 2021 Credit Agreement, we are able to borrow funds at variable interest rates based on, at our election, the Eurodollar rate or a base rate, plus in each case a spread based on our consolidated funded debt ratio. Availability of credit requires compliance with certain financial and other covenants, including a maximum consolidated funded debt ratio and minimum consolidated interest coverage ratio as defined in the 2021 Credit Agreement. We test our compliance with these financial covenants on a fiscal quarterly basis. As of May 29, 2021, the interest rates applicable to our borrowings under the 2021 Credit Agreement would be calculated as LIBOR plus 1.00% at the time of the respective borrowing. As of May 29, 2021, we had no outstanding borrowings and had outstanding letters of credit amounting to $67.5 million, leaving $107.5 million available for borrowing under the 2021 Credit Agreement.

As of May 29, 2021, we were in compliance with all covenants under the 2021 Credit Agreement.

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

As of May 29, 2021, we had forward contracts with a notional value of approximately $2.2 million CAD outstanding and recorded the fair value of the contracts of $0.1 million in accrued liabilities with a corresponding loss of $0.1 million in accumulated other comprehensive loss, which was recorded net of tax. During the thirty-nine weeks ended May 29, 2021, we reclassified a nominal amount from accumulated other comprehensive income to revenue, related to the derivative financial instruments. The loss on these forward contracts that resulted in an increase to accumulated other comprehensive loss as of May 29, 2021 is expected to be reclassified to revenues prior to its maturity on February 25, 2022.

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

There is usually a range of reasonable estimates of the costs associated with each site. In accordance with U.S. GAAP, our accruals represent the amount within the range that we believe is the best estimate or the low end of a range of estimates if no point within the range is a better estimate. When we believe that both the amount of a particular liability and the timing of the payments are reliably determinable, we adjust the cost in current dollars using a rate of 3% for inflation until the time of expected payment and discount the cost to present value using current risk-free interest rates. As of May 29, 2021, the risk-free interest rates we utilized ranged from 1.58% to 2.26%.

For environmental liabilities that have been discounted, we include interest accretion, based on the effective interest method, in selling and administrative expenses on the Consolidated Statements of Income. The changes to the amounts of our environmental liabilities for the thirty-nine weeks ended May 29, 2021 were as follows (in thousands):

May 29, 2021
Balance as of August 29, 2020	$30,702
Revisions in estimates	(174)
Costs incurred for which reserves have been provided	(1,016)
Insurance proceeds	111
Interest accretion	336
Changes in discount rates	(1,865)
Balance as of May 29, 2021	$28,094

Anticipated payments and insurance proceeds relating to currently identified environmental remediation liabilities as of May 29, 2021, for the next five fiscal years and thereafter, as measured in current dollars, are reflected below.

(In thousands)	2021	2022	2023	2024	2025	Thereafter	Total
Estimated costs – current dollars	$10,178	$2,668	$1,371	$1,073	$1,076	$11,852	$28,218
Estimated insurance proceeds	(86)	(159)	(173)	(159)	(173)	(521)	(1,271)
Net anticipated costs	$10,092	$2,509	$1,198	$914	$903	$11,331	$26,947
Effect of inflation							7,587
Effect of discounting							(6,440)
Balance as of May 29, 2021							$28,094

Estimated insurance proceeds are primarily received from an annuity received as part of our legal settlement with an insurance company. Annual proceeds of approximately $0.3 million are deposited into an escrow account which funds remediation and monitoring costs for two sites related to our former operations in Williamstown, Vermont. Annual proceeds received but not expended in the current year accumulate in this account and may be used in future years for costs related to this site through the year 2027. As of May 29, 2021, the balance in this escrow account, which is held in a trust and is not recorded in our Consolidated Balance Sheet, was approximately $4.8 million. Also included in estimated insurance proceeds are amounts we are entitled to receive pursuant to legal settlements as reimbursements from three insurance companies for estimated costs at the site in Uvalde, Texas.

Our nuclear garment decontamination facilities are licensed by respective state agencies, as delegated authority by the Nuclear Regulatory Commission (the “NRC”) pursuant to the NRC’s Agreement State program and are subject to applicable federal and state radioactive material regulations. In addition, our international locations (Canada, the United Kingdom and the European Union) are regulated by equivalent respective jurisdictional authorities. There can be no assurance that such regulation will not lead to material disruptions in the Company’s garment decontamination business.

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

Off-Balance Sheet Arrangements

As of May 29, 2021, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Securities and Exchange Commission Regulation S-K.

Effects of Inflation

In general, we believe that our results of operations are not dependent on moderate changes in the inflation rate. Historically, we have been able to manage the impacts of more significant changes in inflation rates through our customer relationships, customer agreements that generally provide for price increases consistent with the rate of inflation and continued focus on improvements of operational productivity. However, the current inflationary environment is expected to pressure our margins in future periods.

Contractual Obligations and Other Commercial Commitments

As of May 29, 2021, there were no material changes to our contractual obligations that were disclosed in our Annual Report on Form 10-K for the year ended August 29, 2020.

Recent Accounting Pronouncements

See Note 2, “Recent Accounting Pronouncements” to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for more information on recently implemented and issued accounting standards.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

We have determined that all of our foreign subsidiaries operate primarily in local currencies that represent the functional currencies of such subsidiaries. All assets and liabilities of our foreign subsidiaries are translated into U.S. dollars using the exchange rate prevailing at the balance sheet date. The effects of exchange rate fluctuations on the translation of assets and liabilities are recorded as a component of shareholders’ equity. Revenues and expenses are translated at the average exchange rates in effect during each month of the fiscal year. As such, our financial condition and operating results are affected by fluctuations in the value of the U.S. dollar as compared to currencies in foreign countries. Revenues denominated in currencies other than the U.S. dollar represented approximately 8.6% and 8.4% of total consolidated revenues for the thirteen and thirty-nine weeks ended May 29, 2021, respectively. Total assets denominated in currencies other than the U.S. dollar represented approximately 7.0% and 6.7% of total consolidated assets as of May 29, 2021 and August 29, 2020, respectively. If exchange rates had increased or decreased by 10% from the actual rates in effect during each of the thirteen and thirty-nine weeks ended May 29, 2021, our revenues would have increased or decreased by approximately $8.4 million and $11.9 million, respectively, and total assets as of May 29, 2021 would have increased or decreased by approximately $16.3 million.

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

As of May 29, 2021, we had forward contracts with a notional value of approximately $2.2 million CAD outstanding and recorded the fair value of the contracts of $0.1 million in accrued liabilities with a corresponding loss of $0.1 million in accumulated other comprehensive loss, which was recorded net of tax. During the thirty-nine weeks ended May 29, 2021, we reclassified a nominal amount from accumulated other comprehensive income to revenue, related to the derivative financial instruments. The loss on these forward contracts that resulted in an increase to accumulated other comprehensive loss as of May 29, 2021 is expected to be reclassified to revenues prior to its maturity on February 25, 2022.

Other than the forward contracts, discussed above, we do not operate a hedging program to mitigate the effect of a significant change in the value of the functional currencies of our foreign subsidiaries, which include the Canadian dollar, euro, British pound, Mexican peso and Nicaraguan cordoba, as compared to the U.S. dollar. Any losses or gains resulting from unhedged foreign currency transactions, including exchange rate fluctuations on intercompany accounts are reported as transaction losses (gains) in our other income, net. The intercompany payables and receivables are denominated in Canadian dollars, euros, British pounds, Mexican pesos and Nicaraguan cordobas. During the thirteen and thirty-nine weeks ended May 29, 2021, transaction gains of $0.1 million and $1.0 million, respectively, were included in other income. If exchange rates had increased or decreased by 10% during each of the thirteen and thirty-nine weeks ended May 29, 2021, we would have recognized exchange gains or losses of approximately $0.1 million.

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

Changes in Internal Control over Financial Reporting

During the third quarter of fiscal 2021, we began the deployment of a new CRM computer system for certain of our Core Laundry Operations locations. The new system is designed to improve functionality, capability and information flow and to increase automation in servicing our customers. We expect to continue with the installation and integration of this CRM system across additional locations. In connection with the deployment of the CRM system, we are designing, implementing and operating new and revised financial and information-technology related controls. There were no other changes in our internal control over financial reporting during the third quarter of fiscal 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

10.1

Second Amended and Restated Credit Agreement, by and among UniFirst Corporation and certain of its subsidiaries, as Borrowers, Bank of America, N.A., as Administrative Agent, Swing Line Lender and an L/C Issuer, the other lenders party thereto, BofA Securities, Inc., as Sole Lead Arranger and Sole Book Manager, Santander Bank, N.A., as Syndication Agent and Wells Fargo Bank, National Association, as Documentation Agent. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2021).

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

UniFirst Corporation

July 6, 2021	By:	/s/ Steven S. Sintros
Steven S. Sintros
President and Chief Executive Officer

July 6, 2021	By:	/s/ Shane O’Connor
Shane O’Connor
Executive Vice President and Chief Financial Officer