Form 10-K
period 2021-08-28
UNIFIRST CORP
filed 2021-10-27
CIK 717954

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended August 28, 2021

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

The number of outstanding shares of the Registrant’s Common Stock and Class B Common Stock as of October 22, 2021 were 15,226,121 and 3,643,009, respectively. The aggregate market value of the voting stock of the Registrant held by non-affiliates as of February 26, 2021 (the last business day of the Registrant’s most recently completed second fiscal quarter), computed by reference to the closing sale price of such shares on such date, was approximately $3,639,023,532.

Documents Incorporated By Reference

The Registrant intends to file a Definitive Proxy Statement pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended, for its 2022 Annual Meeting of Shareholders within 120 days of the end of the fiscal year ended August 28, 2021. Portions of such Proxy Statement are incorporated by reference in Part III of this Annual Report on Form 10-K.

UniFirst Corporation

Annual Report on Form 10-K

For the Fiscal Year Ended August 28, 2021

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

Our principal services include providing customers with uniforms and other non-garment items, picking up soiled uniforms or other items on a periodic basis (usually weekly), and delivering, at the same time, cleaned and processed items. We offer uniforms in a wide variety of styles, colors, sizes and fabrics and with personalized emblems selected by the customer. Our centralized services, specialized equipment and economies of scale generally allow us to be more cost effective in providing garment services than customers could be themselves, particularly those customers with high employee turnover rates. During the fiscal year ended August 28, 2021 (“fiscal 2021”), we manufactured approximately 61% of the garments we placed in service. These were primarily work pants and shirts manufactured at three of our plants located in San Luis Potosi, Mexico, one plant located in Managua, Nicaragua, as well as at subcontract manufacturers that we utilize to supplement our manufacturing capacity in periods of high demand. Because we design and manufacture a majority of our own uniforms and protective clothes, we can produce custom garment programs for our larger customers, offer a diverse range of such designs within our standard line of garments and better control the quality, price and speed at which we produce such garments.

PRODUCTS AND SERVICES

We provide our customers with personalized workplace uniforms and protective work clothing in a broad range of styles, colors, sizes and fabrics. Our uniform products include shirts, pants, jackets, coveralls, lab coats, smocks, aprons and specialized protective wear, such as flame resistant and high visibility garments. At certain specialized facilities, we also decontaminate and clean clothes and other items which may have been exposed to radioactive materials and service special cleanroom protective wear and facilities. We also offer non-garment items and services, such as industrial wiping products, floor mats, dry and wet mops, restroom and cleaning supplies and other textile products. We also sell first aid cabinet services and other safety supplies, provide certain safety training and maintain wholesale distribution and pill packaging operations.

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

CUSTOMERS

We serve businesses of all sizes in virtually all industry categories. During each of the past three years, no single customer in our Core Laundry Operations segment accounted for more than 10% of our revenues. Our typical customers include automobile service centers and dealers, delivery services, food and general merchandise retailers, manufacturers, maintenance facilities, restaurants and food-related businesses, business service providers, soft and durable goods wholesalers, transportation companies, energy producing operations, healthcare providers and others who require employee clothing on the job for image, identification, protection and/or utility purposes. Among our largest customers of our conventional uniform rental business are divisions, units, regional operations or franchised agencies of major, nationally recognized organizations. With respect to our Specialty Garments segment, typical customers include government agencies, research and development laboratories, high technology companies, cleanroom operators, and utilities operating nuclear reactors. We currently service over 300,000 customer locations in the United States, Canada and Europe from 260 customer service, distribution and manufacturing facilities.

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

COMPETITION

The uniform rental and sales industry is highly competitive. The principal methods of competition in the industry are the quality of products, the quality of service and price. Our principal competitors include Cintas Corporation, Alsco and Aramark. The remainder of the market, however, is divided among more than 600 smaller businesses, many of which serve one or a limited number of markets or geographic service areas. In addition to our traditional rental competitors, we may increasingly compete in the future with businesses that focus on selling uniforms and other related items. We also compete with industry competitors for business acquisitions.

MANUFACTURING AND SOURCING

We manufactured approximately 61% of all garments we placed in service during fiscal 2021. These garments were primarily work pants and shirts manufactured at three of our plants located in San Luis Potosi, Mexico, one plant located in Managua, Nicaragua, as well as at subcontract manufacturers that we utilize to supplement our manufacturing capacity in periods of high demand. The balance of the garments used in our programs are purchased from a variety of industry suppliers. While we currently acquire the raw materials with which we produce our garments from a limited number of suppliers, we believe that such materials are readily available from other sources. To date, we have experienced no significant difficulty in obtaining any of our raw materials or supplies. Currently, we also manufacture approximately 98% of the mats we place in service at our plant in Cave City, Arkansas.

HUMAN CAPITAL

As of August 28, 2021, we employed approximately 14,000 persons, and approximately 1% of our United States employees are represented by a union pursuant to a collective bargaining agreement. We consider our employee relations to be good.

Our success depends on our employee team partners. As a result, we strive to recruit, develop and retain talented team partners. We provide training to our team partners along with opportunities to advance. For example, our leadership development program provides leadership education, operational knowledge and hands-on business experience within the industrial laundry and facilities services industry and is designed to develop our future managers.

We also seek to promote a family culture and a culture of diversity and inclusion. We believe that promoting diversity and inclusion in our workforce is critical to our success and to the service of our customers.

In addition, we focus on the safety and well-being of our team partners. We provide safety training and personal protective equipment, which has been particularly important during the COVID-19 pandemic. We also provide our team partners with competitive healthcare, wellness and other benefits.

EXECUTIVE OFFICERS

Our executive officers are as follows:

NAME	AGE	POSITION
Steven S. Sintros	48	President and Chief Executive Officer
Shane O’Connor	47	Executive Vice President and Chief Financial Officer
Cynthia Croatti	66	Executive Vice President
David A. DiFillippo	64	Executive Vice President, Operations
David M. Katz	58	Executive Vice President, Sales and Marketing
Michael A. Croatti	52	Executive Vice President, Operations
William M. Ross	60	Executive Vice President, Operations

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

Shane O’Connor joined our Company in 2005. Mr. O’Connor is an Executive Vice President and our Chief Financial Officer. He has had primary responsibility for overseeing the financial functions of our Company, as well as our information systems department, since January 2018. Mr. O’Connor previously served as our Corporate Controller from 2009 to 2016. In 2016, he left the Company to take the role of Senior Vice President and Chief Financial Officer at Unidine Corporation, a managed dining services company, and he then rejoined our Company in January 2018.

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

David A. DiFillippo joined our Company in 1979. Mr. DiFillippo is an Executive Vice President, Operations and has had primary responsibility for overseeing the operations of certain regions in the United States and Canada since 2002. From 2000 through 2002, Mr. DiFillippo served as Vice President, Central Rental Group and, prior to 2000, he served as a Regional General Manager.

David M. Katz joined our Company in 2009. Mr. Katz is an Executive Vice President and has had primary responsibility for overseeing the sales and marketing functions since joining our Company. Prior to joining our Company, Mr. Katz worked for DHL Express where he served as the Northeast Vice President of Field Sales from 2003 to 2007, the Northeast Vice President of National Account Sales from 2007 to 2008 and the Senior Vice President and General Manager of the Northeast from 2008 until 2009.

Michael A. Croatti joined our Company in 1987. Mr. Croatti is an Executive Vice President, Operations and has had primary responsibility for overseeing specified regions in the United States and the Company’s overall service operations since 2015. From 2012 through 2015, he served as Senior Vice President, Service; from 2002 through 2012, he served as Vice President, Central Rental Group; and prior to 2002, he held various operating positions within the Company. Michael A. Croatti is the nephew of Cynthia Croatti.

William M. Ross joined our Company in 1989. Mr. Ross is an Executive Vice President, Operations and has had primary responsibility for overseeing specified regions in the United States since 2016. From 2002 to 2016, Mr. Ross served as Regional Vice President of the Company. Prior to 2002, Mr. Ross held several sales and operations management positions at the Company.

GOVERNMENT REGULATIONS

We, like our competitors, are subject to various federal, state and local laws and regulations governing, among other things, air emissions, wastewater discharges, and the generation, handling, storage, transportation, treatment and disposal of hazardous wastes and other substances. In particular, industrial laundries currently use and must dispose of detergent waste water and other residues, and, in the past, used perchloroethylene and other dry cleaning solvents. We are attentive to the environmental concerns surrounding the disposal of these materials and have, through the years taken measures to avoid their improper disposal. We have settled, or contributed to the settlement of, past actions or claims brought against us relating to the disposal of hazardous materials at several sites and there can be no assurance that we will not have to expend material amounts to remediate the consequences of any such disposal in the future. Further, under environmental laws, an owner or lessee of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances located on, or in, or emanating from such property, as well as related costs of investigation and property damage. Such laws often impose liability without regard to whether the owner or lessee knew of, or was responsible for the presence of such hazardous or toxic substances. There can be no assurance that acquired or leased locations have been operated in compliance with environmental laws and regulations or that future uses or conditions will not result in the imposition of liability upon us under such laws or expose us to third-party actions such as tort suits. We continue to address environmental conditions under terms of consent orders negotiated with the applicable environmental authorities or otherwise with respect to certain sites. We routinely review and evaluate sites that may require remediation and monitoring and determine our estimated costs based on various estimates and assumptions. For a discussion of our accruals with respect to environmental liabilities and additional discussion regarding environmental matters, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K. Refer also to the risk factors set forth in this Annual Report on Form 10-K for additional information regarding environmental matters.

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

AVAILABLE INFORMATION

We make available free of charge our Proxy Statement, Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, including exhibits and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC”). These reports are available on our website at www.unifirst.com. In addition, you may request a copy of our filings, excluding exhibits, by contacting our Investor Relations group at (978) 658-8888 or at UniFirst Corporation, 68 Jonspin Road, Wilmington, MA 01887. Information included on our website is not deemed to be incorporated into this Annual Report on Form 10-K or the documents incorporated by reference into this Annual Report on Form 10-K.

In addition, the SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, and you may access any materials we file with the SEC through the SEC’s website at www.sec.gov.

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

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and any documents incorporated by reference may contain forward-looking statements within the meaning of the federal securities laws. Forward-looking statements contained in this Annual Report on Form 10-K and any documents incorporated by reference are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words such as “estimates,” “anticipates,” “projects,” “plans,” “expects,” “intends,” “believes,” “seeks,” “could,” “should,” “may,” “will,” “strategy,” “objective,” “assume,” “strive,” or the negative versions thereof, and similar expressions and by the context in which they are used. Such forward-looking statements are based upon our current expectations and speak only as of the date made. Such statements are highly dependent upon a variety of risks, uncertainties and other important factors that could cause actual results to differ materially from those reflected in such forward-looking statements. Such factors include, but are not limited to, uncertainties caused by adverse economic conditions, including, without limitation, as a result of extraordinary events or circumstances such as the COVID-19 pandemic, and their impact on our customers’ businesses and workforce levels, disruptions of our business and operations, including limitations on, or closures of, our facilities, or the business and operations of our customers or suppliers in connection with extraordinary events or circumstances such as the COVID-19 pandemic, uncertainties regarding our ability to consummate and successfully integrate acquired businesses, uncertainties regarding any existing or newly-discovered expenses and liabilities related to environmental compliance and remediation, any adverse outcome of pending or future contingencies or claims, our ability to compete successfully without any significant degradation in our margin rates, seasonal and quarterly fluctuations in business levels, our ability to preserve positive labor relationships and avoid becoming the target of corporate labor unionization campaigns that could disrupt our business, the effect of currency fluctuations on our results of operations and financial condition, our dependence on third parties to supply us with raw materials, which such supply could be severely disrupted as a result of extraordinary events or circumstances such as the COVID-19 pandemic, any loss of key management or other personnel, increased costs as a result of any changes in federal or state laws, rules and regulations or governmental interpretation of such laws, rules and regulations, uncertainties regarding the price levels of natural gas, electricity, fuel and labor, the negative effect on our business from sharply depressed oil and natural gas prices, including, without limitation, as a result of extraordinary events or circumstances such as the COVID-19 pandemic, the continuing increase in domestic healthcare costs, increased workers’ compensation claim costs, increased healthcare claim costs, including as a result of extraordinary events or circumstances such as the COVID-19 pandemic, our ability to retain and grow our customer base, demand and prices for our products and services, fluctuations in our Specialty Garments business, political instability, supply chain disruption or infection among our employees in Mexico and Nicaragua where our principal garment manufacturing plants are located, including, without limitation, as a result of extraordinary events or circumstances such as the COVID-19 pandemic, our ability to properly and efficiently design, construct, implement and operate a new customer relationship management (“CRM”) computer system, interruptions or failures of our information technology systems, including as a result of cyber-attacks, additional professional and internal costs necessary for compliance with any changes in SEC, New York Stock Exchange and accounting rules, strikes and unemployment levels, our efforts to evaluate and potentially reduce internal costs, economic and other developments associated with the war on terrorism and its impact on the economy, the impact of foreign trade policies and tariffs or other impositions on imported goods on our business, results of operations and financial condition, general economic conditions, our ability to successfully implement our business strategies and processes, including our capital allocation strategies and the other factors described under “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K. We undertake no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made.

RISKS RELATING TO OUR BUSINESS AND OPERATIONS

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

Adverse economic and business conditions or geopolitical events, including public health events such as the COVID-19 pandemic, may affect our business and our customer base and negatively impact our sales and operating results.

We supply uniform services to many industries that have been in the past, and may be in the future, subject to adverse economic and business conditions resulting in shifting employment levels, workforce reductions, changes in worker productivity, uncertainty regarding the impacts of rehiring and shifts to offshore manufacturing. In addition, geopolitical conflicts, calamities or other events, including public health events such as the COVID-19 pandemic, may disrupt domestic and global business and financial markets and conditions. Adverse economic conditions, including a significant increase in inflation, could also adversely impact our business, including our operating margins. Any conditions or events that adversely affect our current customers or sales prospects may cause such customers or prospects to restrict expenditures, reduce workforces or even to cease to conduct their businesses. Any of these circumstances would have the effect of reducing the number of employees utilizing our uniform services, which adversely affects our sales and results of operations.

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

As of August 28, 2021, we employ approximately 14,000 persons and approximately 1% of our United States employees are represented by a union pursuant to a collective bargaining agreement. Competitors within our industry have been the target of corporate unionization campaigns by multiple labor unions. While our management believes that our employee relations are good, we cannot assure you that we will not become the target of campaigns similar to those faced by our competitors. The potential for unionization could increase if the United States Congress passes federal “card check” legislation in the future. If we do encounter pressure from any labor unions in connection with our acquisitions of other businesses, any resulting labor unrest could disrupt our business by impairing our ability to produce and deliver our products. In addition, significant union representation would require us to negotiate wages, salaries, benefits and other terms with many of our employees collectively and could adversely affect our results of operations by increasing our labor costs or otherwise restricting our ability to maximize the efficiency of our operations.

We may incur unexpected cost increases due to rising healthcare costs, the Affordable Care Act and other labor costs.

In general, the cost of healthcare that we provide to our employees has grown over the last few years at a rate in excess of our revenue growth and, as a result, has negatively impacted our operating results. Moreover, it is generally expected that healthcare costs in the United States will increase over the coming years at rates in excess of inflation. In addition, we may incur significant healthcare costs if a significant number of our employees experience injury or illness, including in connection with public health emergencies such as the COVID-19 pandemic.  For example, depending on the extent and duration of the COVID-19 pandemic, we may be subject to significant increases in healthcare costs in the event that a significant number of our personnel become infected with COVID-19 and require medical treatment.   As a result of these factors, and depending on the effect of any modifications we have made and may make in the future to our employee healthcare plans and enrollment levels in those plans, including as a result of the Affordable Care Act or any future legislation or regulation affecting the healthcare industry, we expect that our future operating results will continue to be further adversely impacted by increasing healthcare costs.

Federal, state and municipal governments are mandating increases to minimum wage and other employee benefits. In addition, we face wage pressure as the result of a low unemployment environment and increased competition in hiring. We have raised, and expect to continue to raise, our wage rates and benefits to reflect these changes, which has the effect of increasing our labor costs, which in turn adversely affects our results of operation and financial condition. Our failure to comply with these regulatory requirements would expose us to applicable penalties and increase the likelihood that we would be subject to unionization campaigns. Further mandates would require additional increases to our labor costs and adversely affect our operating margin.

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

We have a substantial number of plants and conduct a significant portion of our business in energy producing regions in the U.S. and Canada. In general, we are relatively more dependent on business in these regions than are many of our competitors. If a dramatic decrease in oil prices were to occur, it could impact our customers in the oil industry and cause those customers to curtail their level of operations, which could have a corresponding effect on our customers in businesses which service or supply the oil industry as well as our customers in unrelated businesses. As a result, our organic growth in periods following a dramatic decrease in oil prices could be negatively impacted by elevated headcount reductions in our wearer base as well as increased lost accounts.  Recent volatility in energy prices has had and may continue to have a significant impact on wearer levels at existing customers in our North American energy-dependent markets. Our operating results are also directly impacted by the costs of the gasoline used to fuel our vehicles and the natural gas used to operate our plants. While it is difficult to quantify the positive and negative impacts on our future financial results from changes in energy prices, in general, we believe that significant decreases in oil and natural gas prices would have an overall negative impact on our results due to cutbacks by our customers both in, and dependent upon, the oil and natural gas industries, which would outweigh the benefits in our operating costs from lower energy costs.

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

A portion of our sales is derived from international markets. Revenue denominated in currencies other than the U.S. dollar represented approximately 8.4%, 6.9% and 7.0% of total consolidated revenues for fiscal 2021, the fiscal year ended August 29, 2020 (“fiscal 2020”) and the fiscal year ended August 31, 2019 (“fiscal 2019”), respectively. The operating results of our international subsidiaries are translated into U.S. dollars and such results are affected by movements in foreign currencies relative to the U.S. dollar. The strength of the U.S. dollar has generally increased recently as compared to other currencies, which has had, and may continue to have, an adverse effect on our operating results as reported in U.S. dollars. In addition, a weaker Canadian dollar increases the costs to our Canadian operations of merchandise and other operational inputs that are sourced from outside Canada, which has the effect of reducing the operating margins of our Canadian business if we are unable to recover these additional costs through price adjustments with our Canadian customers. Our international operations are also subject to other risks, including the requirement to comply with changing and conflicting national and local regulatory requirements; potential difficulties in staffing and labor disputes; managing and obtaining support and distribution for local operations; credit risk or financial condition of local customers; potential imposition of restrictions on investments; potentially adverse tax consequences, including imposition or increase of withholding and other taxes on remittances and other payments by subsidiaries; foreign exchange controls; and local political and social conditions. In addition, U.S. and foreign trade policies and tariffs and other impositions on imported goods may have a negative impact on our business. There can be no assurance that the foregoing factors will not have an adverse effect on our international operations or on our consolidated financial condition and results of operations.

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

We began deployment of our new CRM project during the third quarter of fiscal 2021, and the deployment is ongoing. This new system is intended to improve functionality, capability and information flow as well as increase automation in servicing our customers. The failure to properly, efficiently and economically complete, implement and operate a new system on a timely basis or at all could materially disrupt our operations, adversely impact the servicing of our customers and have a material adverse effect on our financial results.

If our information technology systems suffer interruptions or failures, including as a result of cyber-attacks, our business operations could be disrupted or other material adverse impacts on our business could result.

Our information technology systems serve an important role in the efficient operation of our business. The failure of these information technology systems to perform as we anticipate could disrupt our business and negatively impact our results of operations. In addition, our information technology systems could be damaged or cease to function properly due to any number of causes, such as catastrophic events, power outages, security breaches, ransomware, computer viruses or cyber-based attacks. While we have contingency plans in place to prevent or mitigate the impact of these events, if such events were to occur and our disaster recovery plans do not effectively address the issues on a timely basis, we could suffer interruptions in our ability to manage our operations and service our customers, and we may be required to make a significant investment to fix or replace our information technology systems, each of which may have a material adverse effect on our business and financial results. In addition, if customer, employee or our proprietary information is compromised by a security breach or cyber-attack or other event, it could have a material adverse effect on our business, including as a result of remedial actions that we may be required to take, potential liabilities and penalties, loss of business and reputational damage. Our failure to properly respond to any such event could also result in exposure to liability.  We are subject to numerous laws and regulations in the United States and internationally designed to protect the information of clients, customers, employees, and other third parties that we collect and maintain. These laws and regulations are increasing in complexity and number. If we fail to comply with such laws or regulations, we may be subject to litigation, monetary damages, enforcement actions or fines in one or more jurisdictions, which could have an adverse effect on our business.

We also rely on systems and applications provided by third-party vendors for certain information technology services. If these third-party vendors, or our suppliers or other vendors, experience service interruptions, security breaches, cyber-attacks, computer viruses, ransomware or other similar events, customer, employee or other proprietary information could be compromised and it could as a result or otherwise, have an adverse effect on our business.

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

Loss of our key management or other personnel and our inability to hire qualified personnel could adversely impact our business.

Our success is largely dependent on the skills, experience and efforts of our senior management, including our President and Chief Executive Officer, and certain other key personnel. If, for any reason, one or more senior executives or key personnel were not to remain active in our Company, our results of operations could be adversely affected. Our future success also depends upon our ability to attract and retain key employees. There is competition in the market for the services of such qualified personnel and hourly workers. In addition, we face wage pressure as the result of a low unemployment environment and increased competition in hiring. We have raised, and expect to continue to raise, our wage rates and benefits to reflect these changes, which has the effect of increasing our labor costs, which in turn adversely affects our results of operation and financial condition. Our failure to attract and retain such personnel or workers could adversely affect our results of operations.

We depend on third parties to supply us with raw materials and our results of operations could be adversely affected if we are unable to obtain adequate raw materials in a timely manner.

We manufactured approximately 64% of all garments we placed in service during fiscal 2021. These were primarily work pants and shirts manufactured at three of our plants located in San Luis Potosi, Mexico, one plant located in Managua, Nicaragua, as well as at subcontract manufacturers that we utilize to supplement our manufacturing capacity in periods of high demand. The balance of the garments used in our programs are purchased from a variety of industry suppliers. While we currently acquire the raw materials with which we produce our garments from a limited number of suppliers, we believe that such materials are readily available from other sources. To date, we have experienced no significant difficulty in obtaining any of our raw materials or supplies. However, if we were to experience difficulty obtaining any of our raw materials from such suppliers and were unable to obtain new materials or supplies from other industry suppliers, or if the cost of obtaining such materials or supplies were to increase, including in any case as a result of the COVID-19 pandemic, it could adversely affect our results of operations.

Unexpected events could disrupt our operations and adversely affect our operating results.

Unexpected events, including, without limitation, fires at facilities, natural disasters as a result of climate change or otherwise, such as hurricanes, earthquakes, floods and tornados, public health emergencies, war or terrorist activities, unplanned utility outages, pandemics such as the COVID-19 pandemic, supply disruptions, failure of equipment or information systems, temporary or long-term disruption of our computer systems, or changes in laws and/or regulations impacting our business, could adversely affect our operating results. These events could result in disruption of customer service, physical damage to one or more key operating facilities, the temporary closure of one or more key operating facilities or the temporary disruption of information systems. In addition, the destruction or temporary loss of our distribution facility in Owensboro, Kentucky would have a material adverse effect on our operations and financial results.

The COVID-19 pandemic and resulting material adverse economic conditions have had in the past, and may continue to have, a significant adverse impact on our business and could have a material adverse impact on our business, financial condition and results of operations in the future.

An outbreak of a novel strain of coronavirus (COVID-19) and its variants has occurred in a number of countries, including the United States, Canada, Mexico, Nicaragua and the European countries in which we operate.  National, state and local governments have responded to the COVID-19 pandemic in a variety of ways, including, without limitation, by declaring states of emergency, restricting people from gathering in groups or interacting within a certain physical distance (i.e., social distancing), and in certain cases, ordering businesses to close or limit operations or to require unvaccinated people to stay at home. Although we have been permitted to continue to operate in all of the jurisdictions in which we operate, including in jurisdictions that have mandated the closure of certain businesses and we expect to be permitted to operate under any orders or other restrictions imposed by any government authorities in the future, there is no assurance that we will be permitted to operate under every future government order or other restriction and in every location.  If we were to be subject to government orders or other restrictions on the operation of our business, we may be required to limit, or close, our operations at certain locations in the future.  Any such limitations or closures could have a material adverse impact on our ability to service our customers and on our business, financial condition and results of operations.  In particular, any limitations on, or closures of, our manufacturing facilities in Mexico or Nicaragua, or our distribution center in Owensboro, Kentucky, could have a material adverse impact on our ability to manufacture products and service customers and could have a material adverse impact on our business, financial condition and results of operations.

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

The COVID-19 pandemic has, at times, also resulted in material adverse economic conditions that have impacted, and may again impact, our business and the businesses of our suppliers and customers. Although the extent and duration of the impact of the COVID-19 pandemic on our business and operations and the business and operations of our customers and suppliers remain uncertain, including as a result of the emergence of new variants of the virus and delays in the distribution and administration of various vaccines, particularly in certain geographic regions, the continued spread of COVID-19, the imposition of related public health measures and travel, health-related, business and other restrictions and the resulting material adverse economic conditions may materially adversely impact our business, financial condition, results of operations and cash flows. The COVID-19 pandemic has also, at times, resulted in severe disruption and volatility in the financial markets, and the market price of our Common Stock on the New York Stock Exchange (“NYSE”) has, at times, declined dramatically.  Depending on the extent and duration of the COVID-19 pandemic, the price of our Common Stock on the NYSE may experience volatility and declines.

We are controlled by our principal shareholders, and our other shareholders may be unable to affect the outcome of shareholder voting.

As of October 22, 2021, to the Company’s knowledge, the members of the Croatti family and other family members owned, directly or indirectly, in the aggregate approximately 3,643,009 shares of our Class B Common Stock, which represents approximately 19.3% of the aggregate number of outstanding shares of our Common Stock and Class B Common Stock, but approximately 70.5% of the combined voting power of the outstanding shares of our Common Stock and Class B Common Stock. To the Company’s knowledge, the members of the Croatti family and other family members owned, directly or indirectly, a number of shares of Common Stock. As a result, the members of the Croatti family, acting with other family members, could effectively control most matters requiring approval by our shareholders, including the election of a majority of the directors. While historically the members of the Croatti family have individually voted their respective shares of Class B Common Stock in the same manner, there is no contractual understanding requiring this and there is no assurance that the family members will continue to individually vote their shares of Class B Common Stock in the same manner. This voting control by the members of the Croatti family, together with certain provisions of our by-laws and articles of organization, could have the effect of delaying, deferring or preventing a change in control of our Company that would otherwise be beneficial to our public shareholders.

LEGAL AND REGULATORY RISKS

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

We have accrued certain costs related to certain sites, including but not limited to, sites in Woburn and Somerville, Massachusetts, as it has been determined that the costs are probable and can be reasonably estimated. We have potential exposure related to a parcel of land (the “Central Area”) related to a site in Woburn, Massachusetts. Currently, the consent decree for the Woburn site does not define or require any remediation work in the Central Area. The United States Environmental Protection Agency (the “EPA”) has provided us and other signatories to the consent decree with comments on the design and implementation of groundwater and soil remedies at the Woburn site and investigation of environmental conditions in the Central Area. We, and other signatories, have implemented and proposed to do additional work at the Woburn site but many of the EPA’s comments remain to be resolved. We have accrued costs to perform certain work responsive to the EPA’s comments. Additionally, we have implemented mitigation measures and continue to monitor environmental conditions at a site in Somerville, Massachusetts. We have received, responded, and agreed to undertake additional actions responsive to notices received pertaining to a notice of audit findings from the Massachusetts Department of Environmental Protection concerning a regulatory submittal that we made in 2009 for a portion of the site.  We have received demands from the local transit authority for reimbursement of certain costs associated with its construction of a new municipal transit station in the area of the Somerville site. This station is part of an ongoing extension of the transit system. We have reserved for costs in connection with this matter; however, in light of the uncertainties associated with this matter, these costs and the related reserve may change.

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

In addition to contingencies and claims relating to environmental compliance matters, we may from time to time be subject to legal or regulatory proceedings and claims related to our business operations which may adversely affect our financial condition and operating results.

In addition to contingencies and claims relating to environmental compliance matters, we are subject from time to time to legal or regulatory proceedings, claims and disputes arising from the conduct of our business operations, including personal injury claims, customer contract matters and employment claims. Certain of these claims are typically not covered by our available insurance. In addition, claims occasionally result in significant investigation and litigation expenses and, if successful, may result in material losses to us. Certain claims may also result in significant adverse publicity against us. As a consequence, successful claims against us not covered by our available insurance coverage, or the impact of adverse publicity against us, could have a material adverse effect on our business, financial condition and results of operation.

Failure to comply with state and federal rules and regulations to which we are subject may result in penalties or costs that could have a material adverse effect on our business.

Our business is subject to various state and federal rules and regulations, including employment laws and regulations, minimum wage requirements, overtime requirements, working condition requirements, citizenship requirements, healthcare insurance mandates, data protection requirements and other laws, rules and regulations, including those of the SEC and New York Stock Exchange and those relating to accounting. We have incurred, and will continue to incur, capital and operating expenditures and other costs in the ordinary course of our business in complying with the laws and regulations to which we are subject. Any appreciable increase in the statutory minimum wage rate, income or overtime pay, costs of complying with healthcare insurance mandates, changes in the requirements under the Occupational Safety and Health Act of 1970, as amended, changes in environmental compliance requirements, or changes to immigration laws and citizenship requirements would likely result in an increase in our labor costs and/or contribute to a shortage of available labor and such cost increase or labor shortage, or the penalties for failing to comply with such statutory minimums or regulations, could have an adverse effect on our business, liquidity and results of operations. The impact of any new laws, rules and regulations, or changes to laws, rules and regulations, cannot be predicted and could cause us to incur substantial compliance costs. Any failure to comply with applicable laws, rules and regulations could result in substantial fines by government authorities, payment of damages to private litigants or possible revocation of our authority to conduct our operations, which could adversely affect our ability to service customers and our results of operations.

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

GENERAL RISK FACTORS

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

The price of our Common Stock may experience significant volatility. Such volatility may be caused by fluctuations in our operating results, changes in earnings estimated by investment analysts, the number of shares of our Common Stock traded each day, the degree of success we achieve in implementing our business and growth strategies, changes in business or regulatory conditions affecting us, our customers or our competitors and other factors, including the impact of the COVID-19 pandemic. In addition, the New York Stock Exchange historically has experienced extreme price and volume fluctuations that often have been unrelated to, or disproportionate to, the operating performance of its listed companies. These fluctuations, as well as general economic, political and market conditions, may adversely affect the market price of our Common Stock.

Our business could be adversely impacted if we have deficiencies in our disclosure controls and procedures or internal controls over financial reporting.

The design and effectiveness of our disclosure controls and procedures and internal controls over financial reporting, including new and revised financial and information technology-related controls that we have been designing, implementing and operating in connection with the deployment of our new CRM system, may not prevent all errors, misstatements or misrepresentations. While management will continue to review the effectiveness of our disclosure controls and procedures and internal controls over financial reporting, there can be no guarantee that our internal controls over financial reporting will be effective in accomplishing all control objectives all of the time. Deficiencies, including any material weakness, in our internal controls over financial reporting which may occur in the future could result in misstatements of our results of operations, restatements of our financial statements, a decline in our stock price, or otherwise materially adversely affect our business, reputation, results of operations, financial condition or liquidity.

If we are unable to accurately predict our future tax liabilities or become subject to increased levels of taxation or our tax contingencies are unfavorably resolved, our results of operations and financial condition could be adversely affected.

The rules dealing with U.S. federal, state and local and non-U.S. taxation are regularly under review by persons involved in the legislative process and by the Internal Revenue Service (“IRS”) and the U.S. Treasury Department and other taxing authorities. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our Common Stock. Any such tax laws, regulations, interpretations, or rulings could have an adverse effect on our financial condition and results of operations. These changes could subject us to additional income taxes and non-income taxes (such as payroll, sales, use, value-added, digital tax, net worth, property, and goods and services taxes), which in turn could materially affect our financial position and results of operations. Additionally, new, changed, modified, or newly interpreted or applied tax laws could increase our customers’ and our compliance costs, operating and other costs, as well as the costs of our products. In recent years, many such changes have been made, and changes are likely to continue to occur in the future. As we expand the scale of our business activities, any changes in the U.S. and non-U.S. taxation of such activities may increase our effective tax rate and harm our business, financial condition, and results of operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of August 28, 2021, we owned or leased approximately 250 facilities containing an aggregate of approximately 8.1 million square feet located in the United States, Canada, Mexico, Europe and Nicaragua. We owned 134 of these facilities, containing approximately 6.3 million square feet. These facilities include our 325,000 square foot Owensboro, Kentucky distribution center and almost all of our industrial laundry processing plants. We believe our industrial laundry facilities are among the most modern in the industry.

We own substantially all of the machinery and equipment used in our operations. We believe that our facilities and our production, cleaning and decontamination equipment have been well maintained and are adequate for our present needs. We also own a fleet of approximately 4,100 delivery vans, trucks and other vehicles.

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

In addition, we, like our competitors, are subject to various federal, state and local laws and regulations governing, among other things, air emissions, wastewater discharges, and the generation, handling, storage, transportation, treatment and disposal of hazardous wastes and other substances. In particular, industrial laundries currently use and must dispose of detergent waste water and other residues, and, in the past, have used perchloroethylene and other dry cleaning solvents. We have settled, or contributed to the settlement of, past actions or claims brought against us relating to the disposal of hazardous materials at several sites and there can be no assurance that we will not have to expend material amounts to remediate the consequences of any such disposal in the future. Further, under environmental laws, an owner or lessee of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances located on or in or emanating from such property, as well as related costs of investigation and property damage. Such laws often impose liability without regard to whether the owner or lessee knew of, or was responsible for, the presence of such hazardous or toxic substances. There can be no assurance that our acquired or leased locations have been operated in compliance with environmental laws and regulations or that future uses or conditions will not result in the imposition of liability upon us under such laws or expose us to third-party actions such as tort suits. Refer to Note 11, “Commitments and Contingencies”, of our Consolidated Financial Statements for further discussion.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

COMMON STOCK INFORMATION

Our Common Stock trades on the New York Stock Exchange under the symbol “UNF”, while our Class B Common Stock is not publicly traded. On July 8, 2021, our Board of Directors declared a quarterly cash dividend of $0.25 per share of Common Stock and $0.20 per share of Class B Common Stock. Both dividends were paid on September 28, 2021 to shareholders of record as of September 7, 2021. On October 20, 2021, we announced that we would be raising our quarterly dividend to $0.30 per share for Common Stock and to $0.24 per share for Class B Common Stock. The amount and timing of any future dividend payment is subject to the approval of the Board of Directors each quarter.

The approximate number of shareholders of record of our Common Stock and Class B Common Stock as of October 22, 2021 was 57 and 42, respectively. We believe that the number of beneficial owners of our Common Stock is substantially greater than the number of record holders because a large portion of our Common Stock is held of record in broker “street names”.

The following table sets forth information concerning our equity compensation plans as of August 28, 2021:

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities referenced in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	488,732	$144.07	251,713
Equity compensation plans not approved by security holders	—	N/A	—
Total	488,732		251,713

(1)	Includes shares of Common Stock issuable upon vesting of restricted stock units.
(2)	Restricted stock units are not included in the weighted-average exercise price calculation because there is no exercise price associated with restricted stock units.

	(a) Total Number of Shares of Stock Purchased(1)	(b) Average Price Paid per Share(1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs(1)
May 30, 2021 - June 26, 2021	—	$—	—	$38,203,005
June 27, 2021 - July 24, 2021	1,500	$214.91	1,500	$37,880,611
July 25, 2021 - August 28, 2021	6,250	$218.58	6,250	$36,514,345
	7,750		7,750
(1)

On January 2, 2019, our Board of Directors approved a share repurchase program authorizing the Company to repurchase from time to time up to $100.0 million of our outstanding shares of Common Stock. On October 18, 2021, our Board of Directors approved a new share repurchase program authorizing the Company to repurchase from time to time up to $100.0 million of our outstanding shares of Common Stock, inclusive of the amount which remained available under the existing share repurchase program approved in January 2019. Repurchases made under the program, if any, will continue to be made in either the open market or in privately negotiated transactions. The timing, manner, price and amount of any repurchases will depend on a variety of factors, including economic and market conditions, the trading price of our Common Stock, corporate liquidity requirements and priorities, applicable legal requirements and other factors. The share repurchase program has been funded to date using our available cash and may be suspended or discontinued at any time.

Stock Performance Graph

The graph below compares the cumulative five-year total return on UniFirst Corporation's Common Stock with the Russell 2000 Index and a customized peer group of three companies that includes: Aramark, Cintas Corporation and Rollins, Inc. The graph assumes an investment of $100 in each of UniFirst Corporation’s Common Stock, the Russell 2000 Index, and the performance through August 31, 2021, assuming the reinvestment of dividends.

ITEM 6. [RESERVED]

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

Headquartered in Wilmington, Massachusetts, we are a North American leader in the supply and servicing of uniform and workwear programs, as well as the delivery of facility service programs. Together with our subsidiaries, we also provide first aid and safety products, and manage specialized garment programs for the cleanroom and nuclear industries. We manufacture our own branded workwear, protective clothing, and floorcare products, as well as offer products from industry leading suppliers; and with 260 service locations, over 300,000 customer locations, and 14,000 employee Team Partners, we outfit more than 2 million workers each business day.

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

Approximately 88.5% of our revenues in fiscal 2021 were derived from U.S. and Canadian Rental and Cleaning and Corporate. A key driver of this business is the number of workers employed by our customers. Our revenues are directly impacted by fluctuations in these employment levels. Revenues from Specialty Garments, which accounted for approximately 8.0% of our fiscal 2021 revenues, increase during outages and refueling by nuclear power plants, as garment usage increases at these times. First Aid represented approximately 3.5% of our total revenues in fiscal 2021.

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

Costs to Obtain a Contract

We defer commission expenses paid to employee-partners when the commissions are deemed to be incremental for obtaining the route servicing customer contract. The deferred commissions are amortized on a straight-line basis over the expected period of benefit, which is generally the estimated life of the customer relationship. We review the deferred commission balances for impairment on an ongoing basis. Deferred commissions are classified as current or noncurrent based on the timing of when we expect to recognize the expense. The current portion is included in prepaid expenses and other current assets and the non-current portion is included in other assets on our consolidated balance sheets. As of August 28, 2021, the current and non-current assets related to deferred commissions totaled $14.2 million and $60.6 million, respectively. As of August 29, 2020, the current and non-current assets related to deferred commissions totaled $13.3 million and $55.6 million, respectively. During fiscal 2021 and 2020, we recorded $14.4 million and $13.7 million, respectively, of amortization expense related to deferred commissions. This expense is classified in selling and administrative expenses on our consolidated statements of income.

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

We completed our annual goodwill impairment test as of the first day of the fourth quarter in fiscal 2021 and fiscal 2020 and the last day of the fourth quarter of fiscal 2019.  There have been no impairments of goodwill or other intangible assets in fiscal 2021, 2020 or 2019.

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

Property, plant and equipment, and definite-lived intangible assets are depreciated or amortized over their useful lives. Useful lives are based on our estimates of the period that the assets will generate economic benefits. Long-lived assets are evaluated for impairment whenever events or circumstances indicate an asset may be impaired. There were no material impairments of long-lived assets in fiscal 2021, 2020 or 2019.

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

The estimated liability for environmental contingencies has been discounted as of August 28, 2021 using risk-free interest rates ranging from 1.31% to 1.91% over periods ranging from ten to thirty years. The estimated current costs, net of legal settlements with insurance carriers, have been adjusted for the estimated impact of inflation at 3.0% per year. Changes in enacted laws, regulatory orders or decrees, our estimates of costs, risk-free interest rates, insurance proceeds, participation by other parties, the timing of payments, the input of our attorneys and outside consultants or other factual circumstances could have a material impact on the amounts recorded for our environmental and other contingent liabilities. Refer to Note 11, “Commitments and Contingencies”, of our Consolidated Financial Statements for additional discussion and analysis.

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

Our estimated liability has been based on historical experience in decommissioning nuclear laundry facilities, estimated useful lives of the underlying assets, external vendor estimates as to the cost to decommission these assets in the future, and federal and state regulatory requirements. The estimated current costs have been adjusted for the estimated impact of inflation at 3% per year. The liability has been discounted using credit-adjusted risk-free rates that range from approximately 7.0% to 7.5%. Revisions to the liability could occur due to changes in the estimated useful lives of the underlying assets, estimated dates of decommissioning, changes in decommissioning costs, changes in federal or state regulatory guidance on the decommissioning of such facilities, or other changes in estimates. Changes due to revisions in our estimates are recognized by adjusting the carrying amount of the liability and the related long-lived asset if the assets are still in service or charged to expense in the period if the assets are no longer in service.

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

Income Taxes

We compute income tax expense by jurisdiction based on our operations in each jurisdiction. Deferred income taxes are provided for temporary differences between the amounts recognized for income tax and financial reporting purposes at currently enacted tax rates. Deferred tax assets and liabilities are determined by the differences between the consolidated financial statement carrying amounts and the tax basis of assets and liabilities. See Note 4, “Income Taxes” of our Consolidated Financial Statements for the types of items that give rise to significant deferred income tax assets and liabilities. Deferred income taxes are classified as assets or liabilities based on the classification of the related asset or liability for financial reporting purposes. We regularly review deferred tax assets for recoverability based upon projected future taxable income and the expected timing of the reversals of existing temporary differences. Although realization is not assured, management believes it is more likely than not that the recorded deferred tax assets will be realized.

We are periodically reviewed by U.S. domestic and foreign tax authorities regarding the amount of taxes due. These reviews typically include inquiries regarding the timing and amount of deductions and the allocation of income among various tax jurisdictions. In evaluating the exposure associated with various filing positions, we record estimated reserves. Refer to Note 4, “Income Taxes”, of our Consolidated Financial Statements for further discussion regarding our accounting for income taxes and our uncertain tax positions for financial accounting purposes.

COVID-19 Assessment

The outbreak of a novel strain of coronavirus (COVID-19) continues to impact a number of countries, including the United States, Canada, Mexico, Nicaragua and the European countries in which we operate.  Developments continue to occur rapidly with respect to the spread of COVID-19 and its variants, and their impact on human health and businesses.  New and changing government actions to address the COVID-19 pandemic continue to occur on a daily basis. Our revenues in the first half of fiscal 2021 were significantly adversely impacted as a result of many customers closing their businesses or operating at limited capacities. Although many of our customers have reopened or increased their operating levels as government restrictions have begun to be lifted, our sales to many such customers are below their pre-pandemic levels and may not return to such pre-pandemic levels.  In addition, although many of our customers reopened or increased their operating levels, such customers may again be forced to close or limit operations as any new COVID-19 outbreaks occur.  Any such closures or reductions in operating levels could have a significant adverse impact on our business.  At times during the pandemic, we have also experienced supply chain disruptions with respect to certain products, including hand sanitizer and masks.  Such disruptions continue to occur, but have moderated to some extent more recently.

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

As of August 28, 2021, our cash, cash equivalents, and short-term investments were $512.9 million. We also have access to significant borrowing capacity under our unsecured revolving credit facility, which we believe, together with our cash balances, will continue to help us manage the impacts of the COVID-19 pandemic on our business and address related liquidity needs.

Please see “Item 1A. Risk Factors” in this Annual Report on Form 10-K for an additional discussion of risks and potential risks of the COVID-19 pandemic on our business, financial condition and results of operations.

Results of Operations

The following table presents certain selected financial data, including the percentage of revenues represented by each item, for fiscal years 2021, 2020 and 2019.

							% Change
(In thousands, except for percentages)	Fiscal 2021	% of Revenues	Fiscal 2020	% of Revenues	Fiscal 2019	% of Revenues	Fiscal 2021 vs. Fiscal 2020	Fiscal 2020 vs. Fiscal 2019
Revenues	$1,826,216	100.0%	$1,804,159	100.0%	$1,809,376	100.0%	1.2%	-0.3%

Costs and expenses:
Cost of revenue (1)	1,141,275	62.5	1,164,932	64.6	1,139,195	63.0	(2.0)	2.3
Selling and administrative expenses (1)	383,161	21.0	361,801	20.1	334,840	18.5	5.9	8.1
Depreciation and amortization	105,955	5.8	104,697	5.8	103,333	5.7	1.2	1.3
	1,630,391	89.3	1,631,430	90.4	1,577,368	87.2	(0.1)	3.4

Operating income	195,825	10.7	172,729	9.6	232,008	12.8	13.4	(25.6)
Other income, net	(1,046)	(0.1)	(5,159)	(0.3)	(5,916)	(0.3)	(79.7)	(12.8)

Income before income taxes	196,871	10.8	177,888	9.9	237,924	13.1	10.7	(25.2)
Provision for income taxes	45,760	2.5	42,118	2.3	58,790	3.2	8.6	(28.4)

Net income	$151,111	8.3%	$135,770	7.5%	$179,134	9.9%	11.3%	(24.2)%

(1)	Exclusive of depreciation on our property, plant and equipment and amortization of our intangible assets.

Revenues and income (loss) from operations by reporting segment for fiscal 2021, 2020 and 2019 are presented in the following table. Refer to Note 15, “Segment Reporting”, of our Consolidated Financial Statements for a discussion of our reporting segments.

	Fiscal	Fiscal	Fiscal
(In thousands)	2021	2020	2019
Segment Information
Revenues
US and Canadian Rental and Cleaning	$1,580,850	$1,552,179	$1,582,416
MFG	264,021	214,683	254,218
Net intercompany MFG elimination	(264,021)	(214,683)	(254,111)
Corporate	34,710	49,306	33,682
Subtotal: Core Laundry Operations	1,615,560	1,601,485	1,616,205
Specialty Garments	145,454	133,185	132,767
First Aid	65,202	69,489	60,404
Total consolidated revenues	$1,826,216	$1,804,159	$1,809,376
Operating income (loss)
US and Canadian Rental and Cleaning	$290,774	$247,392	$235,046
MFG	73,579	64,097	84,248
Net intercompany MFG elimination	(283)	10,012	1,128
Corporate	(192,353)	(171,514)	(107,468)
Subtotal: Core Laundry Operations	171,717	149,987	212,954
Specialty Garments	24,801	17,845	14,145
First Aid	(693)	4,897	4,909
Total operating income	$195,825	$172,729	$232,008

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

We have a substantial number of plants and conduct a significant portion of our business in energy producing regions in the U.S. and Canada. In general, we are relatively more dependent on business in these regions than are many of our competitors. Recent volatility in energy prices has had and may continue to have a significant impact on wearer levels at existing customers in our North American energy-dependent markets. Our operating results are also directly impacted by the costs of the gasoline used to fuel our vehicles and the natural gas used to operate our plants. While it is difficult to quantify the positive and negative impacts on our future financial results from changes in energy prices, in general, we believe that significant decreases in oil and natural gas prices would have an overall negative impact on our results due to cutbacks by our customers both in, and dependent upon, the oil and natural gas industries, which would outweigh the benefits in our operating costs from lower energy costs.

Our business is subject to various state and federal regulations, including employment laws and regulations, minimum wage requirements, overtime requirements, working condition requirements, citizenship requirements, healthcare insurance mandates and other laws and regulations that impact our labor costs. Labor costs have increased recently as a result of increases in state and local minimum wage levels as well as the overall impact of wage pressure as the result of a low unemployment environment.

A portion of our sales is derived from international markets, including Canada. Revenues denominated in currencies other than the U.S. dollar represented approximately 8.4%, 6.9% and 7.0% of total consolidated revenues for fiscal years 2021, 2020 and 2019, respectively. The operating results of our international subsidiaries are translated into U.S. dollars and such results are affected by movements in foreign currencies relative to the U.S. dollar. In addition, a weaker Canadian dollar increases the costs to our Canadian operations of merchandise and other operational inputs that are sourced from outside Canada, which has the effect of reducing the operating margins of our Canadian business if we are unable to recover these additional costs through price adjustments with our Canadian customers. In fiscal years 2021, 2020 and 2019, foreign currency fluctuations impacted our consolidated revenues negatively by 0.5%, 0.1% and 0.3%, respectively. These impacts were primarily driven by fluctuations in the Canadian dollar. Our operating results in future years could be negatively impacted by any further devaluation, as compared to the U.S. dollar, of the Canadian dollar or any of the currencies of the other countries in which we operate.

On October 23, 2019, we announced that we would be raising our quarterly dividend to $0.25 per share for Common Stock and to $0.20 per share for Class B Common Stock, from $0.1125 and $0.09 per share, respectively. On October 20, 2021, we announced that we would be raising our quarterly dividend to $0.30 per share for Common Stock and to $0.24 per share for Class B Common Stock. The amount and timing of any future dividend payment is subject to the approval of the Board of Directors each quarter.

On January 2, 2019, our Board of Directors approved a share repurchase program authorizing the Company to repurchase from time to time up to $100.0 million of its outstanding shares of Common Stock. The share repurchase program has been funded with available cash. During fiscal 2021, we repurchased 0.1 million shares for an average price per share of $184.13. During fiscal 2020, we repurchased 0.1 million shares for an average price per share of $184.67. During fiscal 2019, we repurchased 0.2 million shares for an average price per share of $154.78.

On October 18, 2021, our Board of Directors authorized a new share repurchase program to repurchase from time to time up to $100.0 million of our outstanding shares of Common Stock, inclusive of the amount which remained available under the existing share repurchase program approved on January 2, 2019. Repurchases made under the program, if any, will be made in either the open market or in privately negotiated transactions. The timing, manner, price and amount of any repurchases will depend on a variety of factors, including economic and market conditions, the Company stock price, corporate liquidity requirements and priorities, applicable legal requirements and other factors. The share repurchase program may be funded using available cash or capacity under our 2021 Credit Agreement (as defined below) and may be suspended or discontinued at any time.

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

In fiscal 2018, we initiated a multiyear CRM project to further develop, implement and deploy a third-party application we licensed. This new solution is intended to improve functionality, capability and information flow as well as increase automation in servicing our customers. As of August 28, 2021, we have capitalized $34.2 million related to our new CRM project. We began deployment of our new CRM project during the second half of fiscal 2021 and anticipate this will continue through fiscal 2022 and 2023. We are depreciating this system over a 10-year life and recognized $1.4 million of amortization expense in fiscal 2021.

Our fiscal year ends on the last Saturday in August. For financial reporting purposes fiscal 2021 and fiscal 2020 both consisted of 52 weeks and fiscal 2019 consisted of 53 weeks.

Fiscal Year Ended August 28, 2021 Compared with Fiscal Year Ended August 29, 2020

Revenues

	Fiscal 2021	Fiscal 2020	Dollar Change	Percent Change
	(In thousands, except percentages)
Core Laundry Operations	$1,615,560	$1,601,485	$14,075	0.9%
Specialty Garments	145,454	133,185	12,269	9.2%
First Aid	65,202	69,489	(4,287)	(6.2)%
Total consolidated revenues	$1,826,216	$1,804,159	$22,057	1.2%

The increase in our consolidated revenues in fiscal 2021 compared to the prior fiscal year was primarily driven by the significant adverse impact of the COVID-19 pandemic on our consolidated revenues in fiscal 2020, including from COVID-19-related customer closures as well as related wearer reductions at customers that remained open. The impact on the prior fiscal year was partially offset by a large direct sale of $20.1 million.

The Specialty Garments segment’s results are often affected by seasonality and the timing and length of its customers’ power reactor outages as well as its project-based activities. The improvement in revenues in fiscal 2021 compared to the prior fiscal year was due primarily to growth in our cleanroom operations and our European nuclear operations.

The decrease in our First Aid revenues in fiscal 2021 compared to the prior fiscal year was due primarily to reduced sales from the segment’s wholesale distribution business coming off of an exceptionally strong year in fiscal 2020 driven by increased demand for the segment’s safety and personal protective equipment offerings as a result of the COVID-19 pandemic in fiscal 2020, which were partially offset by increased sales in our van business in fiscal 2021.

Cost of revenues

(In thousands, except percentages)	Fiscal 2021	Fiscal 2020	Dollar Change	Percent Change
Cost of revenues	$1,141,275	$1,164,932	$(23,657)	(2.0)%
% of Revenues	62.5%	64.6%

Core Laundry Operations cost of revenues as a percentage of revenues in fiscal 2021 decreased from the prior fiscal year. This decrease was due to a decrease in casualty claims expense in fiscal 2021 as well as a number of items affecting our prior fiscal year, including the impact of the decline in our rental revenues on our cost structure, higher cost of revenues related to the large $20.1 million direct sale in the prior fiscal year and additional costs we incurred responding to the COVID-19 pandemic. These decreases were partially offset by increased healthcare claims and incentive-based compensation expense in fiscal 2021.

Our Specialty Garments cost of revenues as a percentage of revenues decreased in fiscal 2021 as compared to the prior fiscal year due primarily to lower merchandise costs as a percentage of revenue.

Selling and administrative expenses

(In thousands, except percentages)	Fiscal 2021	Fiscal 2020	Dollar Change	Percent Change
Selling and administrative expenses	$383,161	$361,801	$21,360	5.9%
% of Revenues	21.0%	20.1%

The increase in our selling and administrative expenses as a percentage of revenues in fiscal 2021 compared to the prior fiscal year was due primarily to increases in healthcare claims costs, incentive-based compensation expense and legal and environmental related expenses.

Depreciation and amortization

(In thousands, except percentages)	Fiscal 2021	Fiscal 2020	Dollar Change	Percent Change
Depreciation and amortization	$105,955	$104,697	$1,258	1.2%
% of Revenues	5.8%	5.8%

Depreciation and amortization expense increased in fiscal 2021 as compared to the prior fiscal year due primarily to continued investment in our infrastructure as well as our key technology initiatives. The higher expense includes amortization of $1.4 million for our new CRM project that we began to deploy in the third quarter of fiscal 2021.

Income from operations

For fiscal 2021, the changes in revenues in our Core Laundry Operations, Specialty Garments and First Aid segments, as well as the changes in our costs discussed above, resulted in the following changes in our income from operations:

	Fiscal 2021	Fiscal 2020	Dollar Change	Percent Change
	(In thousands, except percentages)
Core Laundry Operations	$171,717	$149,987	$21,730	14.5%
Specialty Garments	24,801	17,845	6,956	39.0%
First Aid	(693)	4,897	(5,590)	(114.2)%
Total consolidated income from operations	$195,825	$172,729	$23,096	13.4%
Percentage of total revenues	10.7%	9.6%

Other income, net

(In thousands, except percentages)	Fiscal 2021	Fiscal 2020	Dollar Change	Percent Change
Interest income, net	$(2,568)	$(6,382)	$3,814	(59.8)%
Other expense, net	1,522	1,223	299	24.4%
Total other income, net	$(1,046)	$(5,159)	$4,113	(79.7)%

The decrease in other income, net, during fiscal 2021 as compared to the prior fiscal year was due primarily to lower interest income from declining interest rates and lower foreign currency exchange gains.

Provision for income taxes

(In thousands, except percentages)	Fiscal 2021	Fiscal 2020	Dollar Change	Percent Change
Provision for income taxes	$45,760	$42,118	$3,642	8.6%
Effective income tax rate	23.2%	23.7%

The decrease in our effective tax rate was primarily due to an increase in excess tax benefits from share-based compensation in fiscal 2021 compared to fiscal 2020.

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

Cost of revenues

(In thousands, except percentages)	Fiscal 2020	Fiscal 2019	Dollar Change	Percent Change
Cost of revenues	1,164,932	1,139,195	25,737	2.3%
% of Revenues	64.6%	63.0%

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

Selling and administrative expense

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

Liquidity and Capital Resources

General

Cash, cash equivalents and short-term investments totaled $512.9 million as of August 28, 2021, an increase of $38.0 million from $474.8 million as of August 29, 2020. We generated $212.3 million and $286.7 million in cash from operating activities in the fiscal years ended August 28, 2021 and August 29, 2020, respectively.

Pursuant to a share repurchase program approved by the Board of Directors on January 2, 2019, we repurchased 0.1 million shares of our Common Stock for an aggregate of approximately $11.2 million during fiscal 2021, 0.1 million shares of our Common Stock for an aggregate of approximately $21.7 million during fiscal 2020 and 0.2 million shares of our Common Stock for an aggregate $30.5 million during fiscal 2019.

We believe, although there can be no assurance, that our current cash, cash equivalents and short-term investments balances, our cash generated from future operations and amounts available under our 2021 Credit Agreement (as defined below) will be sufficient to meet our current anticipated working capital and capital expenditure requirements for at least the next 12 months and will help us manage the impacts of the COVID-19 pandemic on our business and address related liquidity needs.

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

(In thousands, except percentages)	Fiscal 2021	Fiscal 2020	Percent Change
Net cash provided by operating activities	$212,302	$286,684	(25.9)%
Net cash used in investing activities	(141,465)	(157,616)	(10.2)%
Net cash used in financing activities	(34,255)	(41,103)	(16.7)%
Effect of exchange rate changes	1,448	1,532	(5.5)%
Net increase in cash, cash equivalents and short-term investments	$38,030	$89,497	(57.5)%

Net Cash Provided by Operating Activities

The decrease in net cash provided by operating activities was due primarily to increases in inventory, rental merchandise expenditures and accounts receivable in fiscal 2021. These increases were primarily due to sizable working capital needs of the business as some of our asset positions which were abnormally depressed during the COVID-19 pandemic have returned to their pre-pandemic balances.

Net Cash Used in Investing Activities

The decrease in net cash used in investing activities was due primarily to higher cash used in the prior year, including for the acquisition of a Missouri-based industrial laundry business for $38.8 million, for which we used available cash on hand. The decrease in acquisition related activity is partially offset by an increase in capital expenditures related to our continued investment in our infrastructure as well as our key technology initiatives.

Net Cash Used in Financing Activities

The decrease in net cash used in financing activities was due primarily to incremental cash used in the prior year period for repurchases of Common Stock of $10.5 million. This decrease was partially offset by an increase in dividends paid of $2.4 million, cash outflows for deferred financing costs related to the 2021 Credit Agreement (as defined below) of $0.8 million and an increase in the cash paid for taxes withheld related to the net share settlement of equity awards in fiscal 2021 as compared to the prior year comparable period.

Long-term Debt and Borrowing Capacity

On March 26, 2021, we entered into an amended and restated $175.0 million unsecured revolving credit agreement (the “2021 Credit Agreement”) with a syndicate of banks, which matures on March 26, 2026. The 2021 Credit Agreement amended and restated our prior Credit Agreement (as defined below), which was scheduled to mature on April 11, 2021. Under the 2021 Credit Agreement, we may borrow funds at variable interest rates based on, at our election, the Eurodollar rate or a base rate, plus in each case a spread based on our consolidated funded debt ratio. Availability of credit requires compliance with certain financial and other covenants, including a maximum consolidated funded debt ratio and minimum consolidated interest coverage ratio, each as defined in the 2021 Credit Agreement. We test our compliance with these financial covenants on a fiscal quarterly basis. As of August 28, 2021, the interest rates applicable to our borrowings under the 2021 Credit Agreement would be calculated as LIBOR plus 1.00% at the time of the respective borrowing. As of August 28, 2021, we had no outstanding borrowings and had outstanding letters of credit amounting to $67.5 million, leaving $107.5 million available for borrowing under the 2021 Credit Agreement.

As of August 28, 2021, we were in compliance with all covenants under the 2021 Credit Agreement.

Prior to March 26, 2021, we had a $250.0 million unsecured revolving credit agreement (the “Prior Credit Agreement”) with a syndicate of banks, which was scheduled to mature on April 11, 2021. Under the Prior Credit Agreement, we were able to borrow funds at variable interest rates based on, at our election, the Eurodollar rate or a base rate, plus in each case a spread based on our consolidated funded debt ratio. Availability of credit required compliance with certain financial and other covenants, including a maximum consolidated funded debt ratio and minimum consolidated interest coverage ratio, each as defined in the Prior Credit Agreement.

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

In August 2021, we entered into twenty forward contracts to exchange CAD for U.S. dollars at fixed exchange rates in order to manage our exposure related to certain forecasted CAD denominated sales of one of our subsidiaries. The hedged transactions are specified as the first amount of CAD denominated revenues invoiced by one of our domestic subsidiaries each fiscal quarter, beginning in the first fiscal quarter of 2022 and continuing through the fourth fiscal quarter of 2026. In total, we will sell approximately 14.1 million CAD at an average Canadian-dollar exchange rate of 0.7861 over these quarterly periods. We concluded that the forward contracts met the criteria to qualify as a cash flow hedge under U.S. GAAP.

As of August 28, 2021, we had forward contracts with a notional value of approximately 15.5 million CAD outstanding and recorded the fair value of the contracts of a nominal amount in prepaid expenses and other current assets with a corresponding $0.1 million loss in accumulated other comprehensive loss, which was recorded net of tax. During fiscal 2021, we reclassified a nominal amount from accumulated other comprehensive loss to revenue, related to the derivative financial instruments. The loss on these forward contracts that results in an increase to accumulated other comprehensive loss as of August 28, 2021 is expected to be reclassified to revenues prior to their maturity on February 25, 2022 and August 29, 2026, respectively.

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

We have accrued certain costs related to certain sites, including but not limited to sites in Woburn and Somerville, Massachusetts, as it has been determined that the costs are probable and can be reasonably estimated. We, together with multiple other companies, are party to a consent decree related to our property and other parcels of land (the “Central Area”) at a site in Woburn, Massachusetts. The United States Environmental Protection Agency (the “EPA”) has provided us and other signatories to the consent decree with comments on the design and implementation of groundwater and soil remedies at the Woburn site and investigation of environmental conditions in the Central Area. The consent decree does not address any remediation work that may be required in the Central Area. We, and other signatories, have implemented and proposed to do additional work at the Woburn site but many of the EPA’s comments remain to be resolved. We have accrued costs to perform certain work responsive to the EPA’s comments. Additionally, we have implemented mitigation measures and continue to monitor environmental conditions at the Somerville, Massachusetts site. We have received, responded, and agreed to undertake additional actions responsive to notices received pertaining to a notice of audit findings from the Massachusetts Department of Environmental Protection concerning a regulatory submittal that we made in 2009 for a portion of the site. We have received demands from the local transit authority for reimbursement of certain costs associated with its construction of a new municipal transit station in the area of the Somerville site. This station is part of an ongoing extension of the transit system. We have reserved for costs in connection with this matter; however, in light of the uncertainties associated with this matter, these costs and the related reserve may change.

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

There is usually a range of reasonable estimates of the costs associated with each site. In accordance with U.S. GAAP, our accruals represent the amount within the range that we believe is the best estimate or the low end of a range of estimates if no point within the range is a better estimate. When we believe that both the amount of a particular liability and the timing of the payments are reliably determinable, we adjust the cost in current dollars using a rate of 3% for inflation until the time of expected payment and discount the cost to present value using current risk-free interest rates. As of August 28, 2021, the risk-free interest rates we utilized ranged from 1.31% to 1.91%.

For environmental liabilities that have been discounted, we include interest accretion, based on the effective interest method, in selling and administrative expenses on the Consolidated Statements of Income. The changes to the amounts of our environmental liabilities for the years ended August 28, 2021 and August 29, 2020 are as follows (in thousands):

Year ended	August 28, 2021	August 29, 2020
Beginning balance	$30,702	$27,718
Costs incurred for which reserves have been provided	(1,593)	(1,160)
Insurance proceeds	129	111
Interest accretion	448	537
Changes in discount rates	(1,040)	1,133
Revisions in estimates	4,213	2,363
Ending balance	$32,859	$30,702

Anticipated payments and insurance proceeds of currently identified environmental remediation liabilities as of August 28, 2021 for the next five fiscal years and thereafter, as measured in current dollars, are reflected below (in thousands).

Fiscal year ended August	2022	2023	2024	2025	2026	Thereafter	Total
Estimated costs—current dollars	$12,490	$2,530	$2,080	$1,366	$1,129	$12,712	$32,307
Estimated insurance proceeds	(210)	(159)	(173)	(159)	(173)	(380)	(1,254)
Net anticipated costs	$12,280	$2,371	$1,907	$1,207	$956	$12,332	$31,053
Effect of inflation							7,912
Effect of discounting							(6,106)
Balance as of August 28, 2021							$32,859

Estimated insurance proceeds are primarily received from an annuity received as part of our legal settlement with an insurance company. Annual proceeds of approximately $0.3 million are deposited into an escrow account which funds remediation and monitoring costs for two sites related to our former operations. Annual proceeds received but not expended in the current year accumulate in this account and may be used in future years for costs related to this site through the year 2027. As of August 28, 2021, the balance in this escrow account, which is held in a trust and is not recorded in our Consolidated Balance Sheet, was approximately $4.7 million. Also included in estimated insurance proceeds are amounts we are entitled to receive pursuant to legal settlements as reimbursements from three insurance companies for estimated costs at one of our sites.

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

Acquisitions

As part of our business, we regularly evaluate opportunities to acquire other garment service companies. In recent years, we have typically paid for acquisitions with cash and may continue to do so in the future. To pay for an acquisition, we may use cash on hand, cash generated from operations or borrowings under our 2021 Credit Agreement, or we may pursue other forms of debt financing. Our ability to secure short-term and long-term debt financing in the future will depend on several factors, including our future profitability, our levels of debt and equity, and the overall credit and equity market environments.

Contractual Obligations and Other Commercial Commitments

The following information is presented as of August 28, 2021 (in thousands).

	Payments Due by Fiscal Period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Retirement plan benefit payments	$41,679	$2,157	$3,430	$4,098	$31,994
Asset retirement obligations	14,887	—	3,798	11,089	—
Operating leases	45,719	13,815	19,503	8,860	3,541
Forward contracts	15,490	8,290	3,600	3,600	—
Purchase Commitments*	65,455	46,195	11,691	2,407	5,162
Total contractual cash obligations	$183,230	$70,457	$42,022	$30,054	$40,697

*Includes non-cancellable purchase commitments for inventories, software, and services.

We have uncertain tax positions that are reserved totaling $9.3 million as of August 28, 2021 that are excluded from the above table as we cannot make a reasonably reliable estimate of the period of cash settlement with the respective taxing authority.

We have accrued $32.9 million in costs related to certain environmental obligations we have to address under terms of consent orders negotiated with the applicable environmental authorities or otherwise. Refer to “Environmental and Legal Contingencies”, above for additional discussion on our environmental obligations.

As discussed above under “Long-Term Debt and Borrowing Capacity”, as of August 28, 2021, we had borrowing capacity of $175.0 million under our 2021 Credit Agreement, of which approximately $107.5 million was available for borrowing. Also, as of such date, we had no outstanding borrowings and letters of credit outstanding of $67.5 million. All letters of credit expire in less than one year.

As discussed above under “Derivative Instruments and Hedging Activities”, as of August 28, 2021, we had forward contracts with a notional value of approximately 15.5 million CAD outstanding and recorded the fair value of the contracts of a nominal amount in prepaid expenses and other current assets with a corresponding $0.1 million gain in accumulated other comprehensive loss, which was recorded net of tax. During fiscal 2021, we reclassified a nominal amount from accumulated other comprehensive loss to revenue, related to the derivative financial instruments. The loss on these forward contracts that results in an increase to accumulated other comprehensive loss as of August 28, 2021 is expected to be reclassified to revenues prior to their maturity on February 25, 2022 and August 29, 2026, respectively.

Effects of Inflation

In general, we believe that our results of operations are not dependent on moderate changes in the inflation rate. Historically, we have been able to manage the impacts of more significant changes in inflation rates through our customer relationships, customer agreements that generally provide for price increases consistent with the rate of inflation and continued focus on improvements of operational productivity. However, we expect that the current inflationary environment will pressure our margins in future periods.

Energy Costs

Significant increases in energy costs, specifically with respect to natural gas and gasoline, can materially affect our operating costs. During fiscal 2021, our energy costs, which include fuel, natural gas, and electricity, represented approximately 3.9% of our total revenue.

Recent Accounting Pronouncements

See Note 1, “Summary of Significant Accounting Policies” to our Consolidated Financial Statements included in this Annual Report on Form 10-K for more information on recently implemented and issued accounting standards

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

We have determined that all of our foreign subsidiaries operate primarily in local currencies that represent the functional currencies of such subsidiaries. All assets and liabilities of our foreign subsidiaries are translated into U.S. dollars using the exchange rate prevailing at the balance sheet date. The effects of exchange rate fluctuations on the translation of assets and liabilities are recorded as a component of shareholders’ equity. Revenues and expenses are translated at the average exchange rates in effect during each month of the fiscal year. As such, our financial condition and operating results are affected by fluctuations in the value of the U.S. dollar as compared to currencies in foreign countries. Revenues denominated in currencies other than the U.S. dollar represented approximately 8.4%, 6.9% and 7.0% of our total consolidated revenues for fiscal 2021, 2020 and 2019, respectively. Total assets denominated in currencies other than the U.S. dollar represented approximately 7.0% and 6.7% of our total consolidated assets at August 28, 2021 and August 29, 2020, respectively. If exchange rates had increased or decreased by 10% from the actual rates in effect during the fiscal year ended August 28, 2021, our revenues and assets for the year ended and as of August 28, 2021 would have increased or decreased by approximately $16.1 million and $16.7 million, respectively.

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

In August 2021, we entered into twenty forward contracts to exchange CAD for U.S. dollars at fixed exchange rates in order to manage our exposure related to certain forecasted CAD denominated sales of one of our subsidiaries. The hedged transactions are specified as the first amount of CAD denominated revenues invoiced by one of our domestic subsidiaries each fiscal quarter, beginning in the first fiscal quarter of 2022 and continuing through the fourth fiscal quarter of 2026. In total, we will sell approximately 14.1 million CAD at an average Canadian-dollar exchange rate of 0.7861 over these quarterly periods. We concluded that the forward contracts met the criteria to qualify as a cash flow hedge under U.S. GAAP.

As of August 28, 2021, we had forward contracts with a notional value of approximately 15.5 million CAD outstanding and recorded the fair value of the contracts of a nominal amount in prepaid expenses and other current assets with a corresponding $0.1 million loss in accumulated other comprehensive loss, which was recorded net of tax. During fiscal 2021, we reclassified a nominal amount from accumulated other comprehensive loss to revenue, related to the derivative financial instruments. The loss on these forward contracts that results in an increase to accumulated other comprehensive loss as of August 28, 2021 is expected to be reclassified to revenues prior to their maturity on February 25, 2022 and August 29, 2026, respectively.

Other than the forward contracts discussed above, we do not operate a hedging program to mitigate the effect of a significant change in the value of the functional currencies of our foreign subsidiaries, which include the Canadian dollar, euro, British pound, Mexican peso and Nicaraguan cordoba, as compared to the U.S. dollar. Any losses or gains resulting from unhedged foreign currency transactions, including exchange rate fluctuations on intercompany accounts are reported as transaction losses (gains) in our other expense, net. The intercompany payables and receivables are denominated in Canadian dollars, euros, British pounds, Mexican pesos and Nicaraguan cordobas. During the fiscal year ended August 28, 2021, transaction gains included in other expense, net, was $0.6 million. If exchange rates had changed by 10% during fiscal 2021, we would have recognized exchange gains or losses of approximately $0.1 million.

Please see “Item 1A. Risk Factors” in this Annual Report on Form 10-K for an additional discussion of risks and potential risks of the COVID-19 pandemic on our business, financial performance and the market price of our Common Stock.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Statements of Income

UniFirst Corporation and Subsidiaries

Year ended (In thousands, except per share data)	August 28, 2021	August 29, 2020	August 31, 2019
Revenues	$1,826,216	$1,804,159	$1,809,376

Operating expenses:
Cost of revenues (1)	1,141,275	1,164,932	1,139,195
Selling and administrative expenses (1)	383,161	361,801	334,840
Depreciation and amortization	105,955	104,697	103,333
Total operating expenses	1,630,391	1,631,430	1,577,368

Operating income	195,825	172,729	232,008

Other (income) expense:
Interest income, net	(2,568)	(6,382)	(9,082)
Other expense, net	1,522	1,223	3,166
Total other income, net	(1,046)	(5,159)	(5,916)

Income before income taxes	196,871	177,888	237,924
Provision for income taxes	45,760	42,118	58,790

Net income	$151,111	$135,770	$179,134

Income per share—Basic:
Common Stock	$8.32	$7.46	$9.77
Class B Common Stock	$6.66	$5.97	$7.81

Income per share—Diluted:
Common Stock	$7.94	$7.13	$9.33

Income allocated to—Basic:
Common Stock	$126,848	$114,017	$150,247
Class B Common Stock	$24,263	$21,753	$28,887

Income allocated to—Diluted:
Common Stock	$151,111	$135,770	$179,134

Weighted average number of shares outstanding—Basic:
Common Stock	15,237	15,276	15,385
Class B Common Stock	3,643	3,643	3,697

Weighted average number of shares outstanding—Diluted:
Common Stock	19,038	19,042	19,196

(1)	Exclusive of depreciation on the Company’s property, plant and equipment and amortization of its intangible assets.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income

UniFirst Corporation and Subsidiaries

Year ended (In thousands)	August 28, 2021	August 29, 2020	August 31, 2019
Net income	$151,111	$135,770	$179,134

Other comprehensive (loss) income:
Foreign currency translation adjustments	4,208	2,631	(3,524)
Pension benefit liabilities, net of income taxes	2,960	(787)	(5,104)
Change in fair value of derivatives, net of income taxes	(68)	25	252
Derivative financial instruments reclassified to earnings	34	(151)	(153)

Other comprehensive (loss) income	7,134	1,718	(8,529)

Comprehensive income	$158,245	$137,488	$170,605

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Balance Sheets

UniFirst Corporation and Subsidiaries

(In thousands, except share and par value data)	August 28, 2021	August 29, 2020
Assets
Current assets:
Cash, cash equivalents and short-term investments	$512,868	$474,838
Receivables, less reserves of $11,122 and $12,125, respectively	208,331	190,916
Inventories	143,591	106,269
Rental merchandise in service	181,531	154,278
Prepaid taxes	16,580	7,115
Prepaid expenses and other current assets	40,891	35,918
Total current assets	1,103,792	969,334
Property, plant and equipment, net	617,719	582,470
Goodwill	429,538	424,844
Customer contracts, net	49,129	56,946
Other intangible assets, net	35,509	28,590
Deferred income taxes	580	522
Operating lease right-of-use assets, net	42,115	42,710
Other assets	102,683	93,611
Total assets	$2,381,065	$2,199,027
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$81,356	$64,035
Accrued liabilities	159,578	132,965
Accrued taxes	743	527
Operating lease liabilities, current	12,993	12,569
Total current liabilities	254,670	210,096
Accrued liabilities	134,085	132,820
Accrued and deferred income taxes	89,177	85,721
Operating lease liabilities	30,181	29,261
Total liabilities	508,113	457,898
Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred Stock, $1.00 par value; 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $0.10 par value; 30,000,000 shares authorized; 15,235,601 and 15,251,176 shares issued and outstanding in 2021 and 2020, respectively	1,524	1,525
Class B Common Stock, $0.10 par value; 20,000,000 shares authorized; 3,643,009 shares issued and outstanding in both 2021 and 2020	364	364
Capital surplus	89,257	86,645
Retained earnings	1,806,643	1,684,565
Accumulated other comprehensive loss	(24,836)	(31,970)
Total shareholders’ equity	1,872,952	1,741,129
Total liabilities and shareholders’ equity	$2,381,065	$2,199,027

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Equity

UniFirst Corporation and Subsidiaries

(In thousands)	Common Shares	Class B Common Shares	Common Stock	Class B Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance, August 25, 2018	15,431	3,710	$1,543	$371	$82,973	$1,405,239	$(25,159)	$1,464,967
Net income	—	—	—	—	—	179,134	—	179,134
Pension benefit liabilities, net (1)	—	—	—	—	—	—	(5,104)	(5,104)
Change in fair value of derivatives	—	—	—	—	—	—	99	99
Foreign currency translation	—	—	—	—	—	—	(3,524)	(3,524)
Dividends declared	—	—	—	—	—	(8,243)	—	(8,243)
Shares converted	67	(67)	7	(7)	—	—	—	—
Share-based compensation, net (2)	—	—	—	—	2,997	—	—	2,997
Share-based awards exercised, net (1)	32	—	3	—	48	—	—	51
Repurchase of Common Stock	(197)	—	(20)	—	(1,072)	(29,423)	—	(30,515)
Cumulative effect of change in accounting principle	—	—	—	—	—	41,368	—	41,368
Balance, August 31, 2019	15,333	3,643	$1,533	$364	$84,946	$1,588,075	$(33,688)	$1,641,230
Net income	—	—	—	—	—	135,770	—	135,770
Pension benefit liabilities, net (1)	—	—	—	—	—	—	(787)	(787)
Change in fair value of derivatives	—	—	—	—	—	—	(126)	(126)
Foreign currency translation	—	—	—	—	—	—	2,631	2,631
Dividends declared	—	—	—	—	—	(18,185)	—	(18,185)
Share-based compensation, net (2)	—	—	—	—	2,268	—	—	2,268
Share-based awards exercised, net (1)	36	—	3	—	70	—	—	73
Repurchase of Common Stock	(118)	—	(11)	—	(639)	(21,095)	—	(21,745)
Balance, August 29, 2020	15,251	3,643	$1,525	$364	$86,645	$1,684,565	$(31,970)	$1,741,129
Net income	—	—	—	—	—	151,111	—	151,111
Pension benefit liabilities, net (1)	—	—	—	—	—	—	2,960	2,960
Change in fair value of derivatives	—	—	—	—	—	—	(34)	(34)
Foreign currency translation	—	—	—	—	—	—	4,208	4,208
Dividends declared	—	—	—	—	—	(18,147)	—	(18,147)
Share-based compensation, net (2)	—	—	—	—	2,943	—	—	2,943
Share-based awards exercised, net (1)	46	—	4	—	—	—	—	4
Repurchase of Common Stock	(61)	—	(5)	—	(331)	(10,886)	—	(11,222)
Balance, August 28, 2021	15,236	3,643	$1,524	$364	$89,257	$1,806,643	$(24,836)	$1,872,952

(1)	These amounts are shown net of the effect of income taxes.
(2)	These amounts are shown net of any shares withheld by the Company to satisfy certain tax withholdings obligations in connection with the vesting of certain restricted stock units.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statements of Cash Flows

UniFirst Corporation and Subsidiaries

Year ended (In thousands)	August 28, 2021	August 29, 2020	August 31, 2019
Cash flows from operating activities:
Net income	$151,111	$135,770	$179,134
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	105,955	104,697	103,333
Amortization of deferred financing costs	147	112	112
Forgiveness of a liability	—	—	(7,346)
Share-based compensation	7,011	5,999	5,761
Accretion on environmental contingencies	448	537	755
Accretion on asset retirement obligations	985	929	865
Other	391	2,524	(283)
Deferred income taxes	300	(12,152)	8,896
Changes in assets and liabilities, net of acquisitions:
Receivables, less reserves	(16,685)	14,589	(3,189)
Inventories	(37,213)	(5,066)	(10,736)
Rental merchandise in service	(26,323)	32,262	(10,324)
Prepaid expenses and other current assets and Other assets	5,015	840	(8,011)
Accounts payable	15,136	(10,702)	3,365
Accrued liabilities	16,446	19,866	(1,027)
Prepaid and accrued income taxes	(10,422)	(3,521)	20,837
Net cash provided by operating activities	212,302	286,684	282,142

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(8,443)	(41,221)	(4,919)
Capital expenditures, including capitalization of software costs	(133,639)	(116,717)	(119,815)
Proceeds from sale of assets	617	322	405
Net cash used in investing activities	(141,465)	(157,616)	(124,329)

Cash flows from financing activities:
Payment of deferred financing costs	(822)	—	—
Proceeds from exercise of share-based awards	4	73	51
Taxes withheld and paid related to net share settlement of equity awards	(4,068)	(3,731)	(2,767)
Repurchase of Common Stock	(11,222)	(21,745)	(30,515)
Payment of cash dividends	(18,147)	(15,700)	(8,260)
Net cash used in financing activities	(34,255)	(41,103)	(41,491)

Effect of exchange rate changes	1,448	1,532	(1,493)

Net increase in cash, cash equivalents and short-term investments	38,030	89,497	114,829
Cash, cash equivalents and short-term investments at beginning of period	474,838	385,341	270,512
Cash, cash equivalents and short-term investments at end of period	$512,868	$474,838	$385,341
Supplemental disclosure of cash flow information:
Capital expenditures in accounts payable	$6,705	$6,637	$9,928
Interest paid	$685	$637	$750
Income taxes paid, net of refunds received	$56,393	$58,402	$28,354

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

The Company serves businesses of all sizes in numerous industry categories. Typical customers include automobile service centers and dealers, delivery services, food and general merchandise retailers, manufacturers, maintenance facilities, restaurants and food-related businesses, business service companies, soft and durable goods wholesalers, transportation companies, energy producing operations, healthcare providers and others who require employee clothing on the job for image, identification, protection or utility purposes. The Company also provides its customers with restroom and cleaning supplies, including air fresheners, paper products, gloves, masks, hand soaps and sanitizers.

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

The COVID-19 pandemic had a significant adverse impact on the Company’s revenues in the second half of fiscal 2020 and the first half of fiscal 2021. In these consolidated financial statements and related disclosures, the Company has assessed the current impact of COVID-19 on its consolidated financial condition, results of operations, and cash flows, as well as the Company’s estimates and accounting policies. The Company has made additional disclosures of these assessments, as necessary. Given the unprecedented nature of the COVID-19 pandemic, including the emergence of new variants of the virus and delays in the distribution and administration of various vaccines, particularly in certain geographic regions, the Company cannot reasonably estimate the full extent or duration of the impact COVID-19 will have on its consolidated financial condition, results of operations, or cash flows in the foreseeable future. The ultimate impact of COVID-19 on the Company is highly uncertain and will depend on future developments, and such impacts could exist for an extended period of time, even after the COVID-19 pandemic subsides.

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

Fiscal Year

The Company’s fiscal year ends on the last Saturday in August. For financial reporting purposes, fiscal years ended August 28, 2021 (“fiscal 2021”) and August 29, 2020 (“fiscal 2020”) both consisted of 52 weeks and fiscal year ended August 31, 2019 (“fiscal 2019”) consisted of 53 weeks.

Cash, Cash Equivalents and Short-Term Investments

Cash, cash equivalents and short-term investments include cash in banks, money market securities, and bank short-term investments having original maturities of twelve months or less. As of each of August 28, 2021 and August 29, 2020, the Company had no short-term investments.

Accounts receivable

Accounts receivable represents amounts due from customers and is presented net of reserves for expected credit losses. The Company utilizes its judgment and estimates are used in determining the collectability of accounts receivable and evaluating the adequacy of the reserve for expected credit losses. The Company considers specific accounts receivable and historical credit loss experience, customer credit worthiness, current economic trends and the age of outstanding balances as part of its evaluation. When an account is considered uncollectible, it is written off against the reserve for expected credit losses. In response to the economic disruption created by the COVID-19 pandemic and the resulting impact on our customer base, the Company performed an additional evaluation of amounts due from customers in fiscal 2020 that were deemed to be higher collection risk. This evaluation resulted in a reserve for expected credit losses in excess of historical rates. The judgment applied to increase the reserve for expected credit losses beyond our historical policy was deemed to be reasonable and supportable based on the data available as of the consolidated balance sheet date.

Financial Instruments

The Company’s financial instruments, which may expose the Company to concentrations of credit risk, include cash, cash equivalents and short-term investments, receivables, accounts payable and foreign exchange forward contracts. Each of these financial instruments is recorded at cost, which approximates its fair value given the short maturity of each financial instrument.

Revenue Recognition

Approximately 91.3% of the Company’s revenues are derived from fees for route servicing of Core Laundry Operations, Specialty Garments and First Aid services performed by the Company’s employees at the customer’s location of business. Revenues from the Company’s route servicing customer contracts represent a single-performance obligation. The Company recognizes these revenues over time as services are performed based on the nature of services provided and contractual rates (input method). Certain of the Company’s customer contracts, primarily within the Company’s Core Laundry Operations, include pricing terms and conditions that include components of variable consideration. The variable consideration is typically in the form of consideration due to a customer based on performance metrics specified within the contract. Specifically, some contracts contain discounts or rebates that the customer can earn through the achievement of specified volume levels. Each component of variable consideration is earned based on the Company’s actual performance during the measurement period specified within the contract. To determine the transaction price, the Company estimates the variable consideration using the most likely amount method, based on the specific contract provisions and known performance results during the relevant measurement period. When determining if variable consideration should be constrained, the Company considers whether factors outside its control could result in a significant reversal of revenue. In making these assessments, the Company considers the likelihood and magnitude of a potential reversal. The Company’s performance period generally corresponds with the monthly invoice period. No significant constraints on the Company’s revenue recognition were applied during fiscal 2021. The Company reassesses these estimates during each reporting period. The Company maintains a liability for these discounts and rebates within accrued liabilities on the consolidated balance sheets. Variable consideration also includes consideration paid to a customer at the beginning of a contract. The Company capitalizes this consideration and amortizes it over the life of the contract as a reduction to revenue in accordance with the accounting guidance for revenue recognition. These assets are included in other assets on the consolidated balance sheets.

The following table presents the Company’s revenues for fiscal 2021, 2020, and 2019 disaggregated by service type:

	Years ended
	August 28, 2021		August 29, 2020		August 31, 2019
(In thousands, except percentages)	Revenues	% of Revenues	Revenues	% of Revenues	Revenues	% of Revenues
Core Laundry Operations	$1,615,560	88.5%	$1,601,485	88.8%	$1,616,205	89.3%
Specialty Garments	145,454	8.0%	133,185	7.4%	132,767	7.3%
First Aid	65,202	3.5%	69,489	3.8%	60,404	3.4%
Total Revenues	$1,826,216	100.0%	$1,804,159	100.0%	$1,809,376	100.0%

During fiscal 2021, 2020 and 2019 the percentage of revenues recognized over time as the services are performed was 95.8%, 94.7% and 95.8% of Core Laundry Operations revenues, respectively, and 81.8%, 79.2% and 82.7% of Specialty Garments revenues, respectively. During fiscal 2021, 2020 and 2019 4.2%, 5.3% and 4.2% of Core Laundry Operations revenues, respectively, 18.2%, 20.8% and 17.3% of Specialty Garments revenues, respectively, and 100% of First Aid revenues were recognized at a point in time, which generally occurs when the goods are transferred to the customer.

Costs to Obtain a Contract

The Company defers commission expenses paid to its employee-partners when the commissions are deemed to be incremental for obtaining the route servicing customer contract. The deferred commissions are amortized on a straight-line basis over the expected period of benefit. The Company reviews the deferred commission balances for impairment on an ongoing basis. Deferred commissions are classified as current or noncurrent based on the timing of when the Company expects to recognize the expense. The current portion is included in prepaid expenses and other current assets and the non-current portion is included in other assets on the Company’s consolidated balance sheets. As of August 28, 2021, the current and non-current assets related to deferred commissions totaled $14.2 million and $60.6 million, respectively. As of August 29, 2020, the current and non-current assets related to deferred commissions totaled $13.3 million and $55.6 million, respectively. During fiscal 2021 and 2020, we recorded $14.4 million and $13.7 million, respectively, of amortization expense related to deferred commissions. This amortization expense is classified in selling and administrative expenses on the consolidated statements of income.

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

The components of inventory as of August 28, 2021 and August 29, 2020 were as follows (in thousands):

	August 28, 2021	August 29, 2020
Raw materials	$24,846	$20,266
Work in process	4,703	2,730
Finished goods	114,042	83,273
Total inventory	$143,591	$106,269

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

The components of property, plant and equipment as of August 28, 2021 and August 29, 2020 were as follows (in thousands):

	August 28, 2021	August 29, 2020
Land, buildings and leasehold equipment	$618,910	$558,277
Machinery and equipment	595,081	585,211
Motor vehicles	285,543	278,098
	1,499,534	1,421,586
Less: accumulated depreciation	881,815	839,116
Total property, plant and equipment	$617,719	$582,470

The Company provides for depreciation on the straight-line method based on the date the asset is placed in service using the following estimated useful lives:

Buildings (in years)	30 — 40
Building components (in years)	10 — 20
Leasehold improvements	Shorter of useful life or term of lease
Machinery and equipment (in years)	3 — 10
Motor vehicles (in years)	3 — 5

Long-lived assets, including property, plant and equipment, are evaluated for impairment whenever events or circumstances indicate an asset may be impaired. There were no material impairments of long-lived assets in fiscal 2021, 2020 and 2019.

Goodwill and Other Intangible Assets

In accordance with U.S. GAAP, the Company does not amortize goodwill. Instead, the Company tests goodwill for impairment on an annual basis. Management completed its annual goodwill impairment test on the last day of the fourth quarter of each fiscal year prior to fiscal 2020. In fiscal 2020, the Company changed its annual goodwill impairment test date to the first day of the fourth quarter to better align with its internal business processes. In addition, U.S. GAAP requires that companies test goodwill if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit to which goodwill is assigned below its carrying amount. The Company used the qualitative assessment option for its impairment testing for goodwill in fiscal 2021 and determined that the fair values of the reporting units more likely than not exceeded their carrying values and that there was no evidence of impairment as of May 30, 2021.

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

Definite-lived intangible assets are amortized over their estimated useful lives, which are based on management’s estimates of the period that the assets will generate economic benefits. Definite-lived intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable in accordance with U.S. GAAP. There were no impairments of goodwill or indicators of impairment for definite-lived intangible assets in fiscal 2021, 2020 or 2019.

As of August 28, 2021, definite-lived intangible assets have a weighted average useful life of approximately 11.9 years. Customer contracts have a weighted average useful life of approximately 13.5 years and other intangible assets, net, which consist of primarily, restrictive covenants, software and trademarks, have a weighted average useful life of approximately 9.6 years.

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

The estimated liability for environmental contingencies has been discounted as of August 28, 2021 using risk-free interest rates ranging from 1.31% to 1.91% over periods ranging from ten to thirty years. The estimated current costs, net of legal settlements with insurance carriers, have been adjusted for the estimated impact of inflation at 3% per year. Changes in enacted laws, regulatory orders or decrees, management’s estimates of costs, risk-free interest rates, insurance proceeds, participation by other parties, the timing of payments, the input of the Company’s attorneys and outside consultants or other factual circumstances could have a material impact on the amounts recorded for environmental and other contingent liabilities. Refer to Note 11, “Commitments and Contingencies”, of these Consolidated Financial Statements for additional discussion and analysis.

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

The estimated liability has been based on historical experience in decommissioning nuclear laundry facilities, estimated useful lives of the underlying assets, external vendor estimates as to the cost to decommission these assets in the future, and federal and state regulatory requirements. The estimated current costs have been adjusted for the estimated impact of inflation at 3% per year. The liability has been discounted using credit-adjusted risk-free rates that range from approximately 7.00% to 7.50%. Revisions to the liability could occur due to changes in the Company’s estimated useful lives of the underlying assets, estimated dates of decommissioning, changes in decommissioning costs, changes in federal or state regulatory guidance on the decommissioning of such facilities, or other changes in estimates. Changes due to revised estimates are recognized by adjusting the carrying amount of the liability and the related long-lived asset if the assets are still in service, or charged to expense in the period if the assets are no longer in service.

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

Advertising Costs

Advertising costs are expensed as incurred and are classified as selling and administrative expenses. The Company incurred advertising costs of $3.5 million, $3.8 million and $3.6 million, for fiscal 2021, 2020 and 2019, respectively.

Share-Based Compensation

Compensation expense for all stock options, stock appreciation rights, unrestricted stock and restricted stock units (collectively, “Share-Based Awards”) is recognized ratably over the related vesting period, net of actual forfeitures. Certain Share-Based Awards in the form of stock appreciation rights and shares of unrestricted stock were granted during fiscal 2021, 2020 and 2019 to non-employee Directors of the Company, which were fully vested upon grant and, with respect to stock appreciation rights, expire eight years after the grant date. Accordingly, compensation expense related to these Share-Based Awards in fiscal 2021, 2020 and 2019 was recognized on the date of grant.

For performance-based restricted stock unit awards with revenue and earnings per share performance criteria, we evaluate the probability of meeting the performance criteria at each balance sheet date and, if probable, related compensation cost is amortized over the performance period on a straight-line basis because such awards vest only at the end of the measurement period. Changes to the probability assessment and the estimate of shares expected to vest will result in adjustments to the related share-based compensation expense that will be recorded in the period of the change. If the performance targets are not achieved, no compensation cost is recognized and any previously recognized compensation cost is reversed.

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

The following table sets forth the computation of basic income per share using the two-class method for amounts attributable to the Company’s shares of Common Stock and Class B Common Stock (in thousands, except per share data):

Year ended	August 28, 2021	August 29, 2020	August 31, 2019
Net income available to shareholders	$151,111	$135,770	$179,134
Allocation of net income for Basic:
Common Stock	$126,848	$114,017	$150,247
Class B Common Stock	24,263	21,753	28,887
	$151,111	$135,770	$179,134
Weighted average number of shares for Basic:
Common Stock	15,237	15,276	15,385
Class B Common Stock	3,643	3,643	3,697
	18,880	18,919	19,082
Income per share for Basic:
Common Stock	$8.32	$7.46	$9.77
Class B Common Stock	$6.66	$5.97	$7.81

The Company is required to calculate the diluted income per share for Common Stock using the more dilutive of the following two methods:

•	The treasury stock method; or
•	The two-class method assuming a participating security is not exercised or converted.

For fiscal 2021, 2020 and 2019, the Company’s diluted income per share assumes the conversion of all Class B Common Stock into Common Stock and uses the two-class method for its unvested participating shares. The following table sets forth the computation of diluted income per share of Common Stock for the years ended August 28, 2021, August 29, 2020 and August 31, 2019 (in thousands, except per share data):

	Year Ended August 28, 2021			Year Ended August 29, 2020			Year Ended August 31, 2019
	Earnings to Common shareholders	Common Shares	Income Per Share	Earnings to Common shareholders	Common Shares	Income Per Share	Earnings to Common shareholders	Common Shares	Income Per Share
As reported—Basic	$126,848	15,237	$8.32	$114,017	15,276	$7.46	$150,247	15,385	$9.77
Add: effect of dilutive potential common shares
Share-Based Awards	—	158		—	123		—	114
Class B Common Stock	24,263	3,643		21,753	3,643		28,887	3,697
Diluted Income Per Share— Common Stock	$151,111	19,038	$7.94	$135,770	19,042	$7.13	$179,134	19,196	$9.33

Share-Based Awards that would result in the issuance of 6,005, 8,094 and 8,325 shares, respectively, of Common Stock were excluded from the calculation of diluted earnings per share for fiscal 2021, 2020 and 2019 because they were anti-dilutive.

Foreign Currency Translation

The functional currency of our foreign operations is the local country’s currency. Transaction gains and losses, including gains and losses on our intercompany transactions, are included in other expense, net in the accompanying Consolidated Statements of Income. Assets and liabilities of operations outside the United States are translated into U.S. dollars using period-end exchange rates. Revenues and expenses are translated at the average exchange rates in effect during each month of the fiscal year. The effects of foreign currency translation adjustments are included in shareholders’ equity as a component of accumulated other comprehensive loss in the accompanying Consolidated Balance Sheets.

Recent Accounting Pronouncements

In June 2016, the FASB issued updated guidance that introduces a new forward-looking approach, based on expected losses, to estimate credit losses on certain types of financial instruments including trade receivables. The estimate of expected credit losses will require entities to incorporate historical information, current information and reasonable and supportable forecasts. This guidance also expands the disclosure requirements to enable users of financial statements to understand the entity’s assumptions, models and methods for estimating expected credit losses. This guidance is effective for annual reporting periods, and any interim periods within those annual periods, that begin after December 15, 2019 with early adoption permitted. Accordingly, the guidance was effective for the Company on August 30, 2020. The Company’s adoption of this guidance on August 30, 2020 did not have a material impact on its financial statements.

In August 2018, the FASB issued updated guidance to modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. This guidance will be effective for annual reporting periods ending after December 15, 2020 and will be required to be applied on a retrospective basis with early adoption permitted. Accordingly, this standard is effective for the Company on August 29, 2021. The Company’s adoption of this guidance on August 29, 2021 did not have a material impact on its financial statements or related disclosures.

In August 2018, the FASB issued guidance that addresses customer’s accounting for implementation costs incurred in a cloud computing arrangement that is a service contract and also adds certain disclosure requirements related to implementation costs incurred for internal-use software and cloud computing arrangements. This guidance aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). This guidance is effective for annual reporting periods, and any interim periods within those annual periods, that begin after December 15, 2019 with early adoption permitted. The amendments in this update can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. Accordingly, the guidance was effective for the Company on August 30, 2020. The Company’s adoption of this guidance on August 30, 2020 did not have a material impact on its financial statements.

In December 2019, the FASB issued updated guidance to simplify accounting for income taxes by removing certain exceptions and improving the consistent application of and simplifying U.S. GAAP in other areas of this topic. This guidance is effective for annual reporting periods, and any interim periods within those annual periods, that begin after December 15, 2020 with early adoption permitted. Accordingly, the guidance will be effective for the Company on August 27, 2022. The Company is currently evaluating the impact that this guidance will have on its financial statements and related disclosures.

2. Acquisitions

During fiscal 2021, the Company completed eight business acquisitions with an aggregate purchase price of approximately $8.7 million. The allocations of the purchase prices with respect to certain assets acquired during fiscal 2021 are complete. The results of operations of these acquisitions have been included in the Company’s consolidated financial results since their respective acquisition dates. These acquisitions were not significant in relation to the Company’s consolidated financial results and, therefore, pro forma financial information has not been presented.

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

Aggregate information relating to the acquisition of businesses which were accounted for as purchases is as follows (in thousands, except number of businesses acquired):

Year ended	August 28, 2021	August 29, 2020	August 31, 2019
Number of businesses acquired	8	8	6
Tangible assets acquired	$812	$6,370	$322
Goodwill	4,533	23,544	3,929
Customer contracts	3,219	12,697	1,344
Other intangible assets	179	594	118
Liabilities assumed	—	(1,872)	—
Acquisition of businesses	$8,743	$41,333	$5,713

Tangible assets acquired primarily relate to accounts receivable, inventory, prepaid expenses and property, plant and equipment. Liabilities assumed primarily relate to leases, accounts payable and accrued liabilities.

The amount assigned to intangible assets acquired was based on their respective fair values determined as of the acquisition date. The excess of the purchase price over the tangible and intangible assets was recorded as goodwill. In fiscal 2021, 2020 and 2019, the goodwill was primarily allocated to the U.S. and Canadian Rental and Cleaning segment and is deductible for tax purposes.

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

All financial assets or liabilities that are measured at fair value on a recurring basis (at least annually) have been segregated into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date. The assets or liabilities measured at fair value on a recurring basis are summarized in the tables below (in thousands):

	As of August 28, 2021
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents	$197,081	$—	$—	$197,081
Pension plan assets	—	3,795	—	3,795
Foreign currency forward contracts	—	41	—	41
Total assets at fair value	$197,081	$3,836	$—	$200,917

	As of August 29, 2020
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents	$196,478	$—	$—	$196,478
Pension plan assets	—	4,146	—	4,146
Foreign currency forward contracts	—	87	—	87
Total assets at fair value	$196,478	$4,233	$—	$200,711

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

The Company’s foreign currency forward contracts represent contracts the Company has entered into to exchange Canadian dollars for U.S. dollars at fixed exchange rates in order to manage its exposure related to certain forecasted Canadian dollar denominated sales of one of its subsidiaries. These contracts are included in prepaid expenses and other current assets and other long-term assets as of August 28, 2021 and August 29, 2020. The fair value of the forward contracts is based on similar exchange traded derivatives and are, therefore, included within Level 2 of the fair value hierarchy.

4. Income Taxes

The provision / (benefit) for income taxes consists of the following (in thousands):

Fiscal year	2021	2020	2019
Current:
Federal	$35,267	$40,084	$38,545
Foreign	1,714	1,589	(200)
State	9,873	12,865	11,733
Total current	$46,854	$54,538	$50,078
Deferred:
Federal	$(1,421)	$(8,522)	$7,289
Foreign	848	(599)	645
State	(521)	(3,299)	778
Total deferred	$(1,094)	$(12,420)	$8,712
Total	$45,760	$42,118	$58,790

The following table reconciles the provision for income taxes using the statutory federal income tax rate to the actual provision for income taxes:

Fiscal year	2021	2020	2019
Income taxes at the statutory federal income tax rate	21.0%	21.0%	21.0%
State income taxes	4.2	4.4	4.3
Other	(2.0)	(1.7)	(0.6)
Total	23.2%	23.7%	24.7%

The components of deferred income taxes included on the consolidated balance sheets are as follows (in thousands):

	August 28, 2021	August 29, 2020
Deferred Tax Assets
Payroll and benefit related	$21,893	$17,451
Insurance related	14,042	13,790
Environmental	8,408	7,856
Accrued expenses	10,134	6,270
Operating lease liabilities	9,214	8,720
Other	8,127	7,536
Total deferred tax assets	$71,818	$61,623
Deferred Tax Liabilities
Payroll and benefit related	$19,474	$17,722
Tax in excess of book depreciation	40,725	41,713
Purchased intangible assets	36,183	32,892
Rental merchandise in service	45,432	38,846
Operating lease right-of-use assets	8,984	8,952
Other	157	191
Total deferred tax liabilities	150,955	140,316
Net deferred tax liability	$79,137	$78,693

The Company regularly reviews deferred tax assets for recoverability based upon projected future taxable income and the expected timing of the reversals of existing temporary differences. Although realization is not assured, management believes it is more likely than not that the recorded deferred tax assets will be realized.

Effective tax rate

The Company’s effective tax rate for the fiscal year ended August 28, 2021 was 23.2% as compared to 23.7% for the corresponding period in the prior year. The decrease in the effective tax rate was primarily due to the tax benefit related to the exercise of stock appreciation rights in fiscal 2021 compared to fiscal 2020.

Foreign tax effect

As of August 28, 2021, unremitted foreign earnings, have been retained by the Company’s foreign subsidiaries for indefinite reinvestment. If the Company were to repatriate those earnings, in the form of dividends or otherwise, the Company could be subject to immaterial withholding taxes payable to the various foreign countries.

Uncertain tax positions

As of August 28, 2021 and August 29, 2020, there was $9.3 million and $6.3 million, respectively, of unrecognized tax benefits, of which $8.7 million and $5.6 million, respectively, would favorably impact the Company’s effective tax rate, if recognized. The Company recognized interest and penalties related to uncertain tax positions as a component of income tax expense which is consistent with the recognition of these items in prior reporting periods. As of August 28, 2021 and August 29, 2020, the Company had accrued a total of $0.1 million and $0.2 million, respectively, in interest and penalties, in its long-term accrued liabilities. For the years ended August 28, 2021, August 29, 2020 and August 31, 2019 the Company recognized a nominal expense in its Consolidated Statement of Income related to interest and penalties.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at August 31, 2019	$7,668
Additions based on tax positions related to the current year	475
Additions for tax positions of prior years	(1,389)
Statute expirations	(424)
Balance at August 29, 2020	6,330
Additions based on tax positions related to the current year	637
Additions for tax positions of prior years	3,552
Reduction for tax positions of prior years	(287)
Statute expirations	(911)
Balance at August 28, 2021	$9,321

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

5. Loans Payable and Long-term Debt

As of August 28, 2021 and August 29, 2020, the Company had no outstanding loans payable.

On March 26, 2021, the Company entered into an amended and restated $175.0 million unsecured revolving credit agreement (the “2021 Credit Agreement”) with a syndicate of banks, which matures on March 26, 2026. The 2021 Credit Agreement amended and restated the Company’s prior Credit Agreement (as defined below), which was scheduled to mature on April 11, 2021. Under the 2021 Credit Agreement, the Company may borrow funds at variable interest rates based on, at the Company’s election, the Eurodollar rate or a base rate, plus in each case a spread based on the Company’s consolidated funded debt ratio. Availability of credit requires compliance with certain financial and other covenants, including a maximum consolidated funded debt ratio and minimum consolidated interest coverage ratio, each as defined in the 2021 Credit Agreement. The Company tests its compliance with these financial covenants on a fiscal quarterly basis. As of August 28, 2021, the interest rates applicable to the Company’s borrowings under the 2021 Credit Agreement would be calculated as LIBOR plus 1.00% at the time of the respective borrowing. As of August 28, 2021, the Company had no outstanding borrowings and had outstanding letters of credit amounting to $67.5 million, leaving $107.5 million available for borrowing under the 2021 Credit Agreement.

As of August 28, 2021, the Company was in compliance with all covenants under the 2021 Credit Agreement.

Prior to March 26, 2021, the Company had a $250.0 million unsecured revolving credit agreement (the “Prior Credit Agreement”) with a syndicate of banks, which was scheduled to mature on April 11, 2021. Under the Prior Credit Agreement, the Company was able to borrow funds at variable interest rates based on, at its election, the Eurodollar rate or a base rate, plus in each case a spread based on the Company’s consolidated funded debt ratio. Availability of credit required compliance with certain financial and other covenants, including a maximum consolidated funded debt ratio and minimum consolidated interest coverage ratio, each as defined in the Prior Credit Agreement.

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

In August 2021, the Company entered into twenty forward contracts to exchange CAD for U.S. dollars at fixed exchange rates in order to manage its exposure related to certain forecasted CAD denominated sales of one of its subsidiaries. The hedged transactions are specified as the first amount of CAD denominated revenues invoiced by one of the Company’s domestic subsidiaries each fiscal quarter, beginning in the first fiscal quarter of 2022 and continuing through the fourth fiscal quarter of 2026. In total, the Company will sell approximately 14.1 million CAD at an average Canadian-dollar exchange rate of 0.7861 over these quarterly periods. The Company concluded that the forward contracts met the criteria to qualify as a cash flow hedge under U.S. GAAP.

As of August 28, 2021, the Company had forward contracts with a notional value of approximately 15.5 million CAD outstanding and recorded the fair value of the contracts of a nominal amount in prepaid expenses and other current assets with a corresponding loss of $0.1 million in accumulated other comprehensive loss, which was recorded net of tax. For the fiscal year ended August 28, 2021, the Company reclassified a nominal amount from accumulated other comprehensive loss to revenue, related to the derivative financial instruments. The loss on these forward contracts that results in an increase to accumulated other comprehensive loss as of August 28, 2021 is expected to be reclassified to revenues prior to their maturity on February 25, 2022 and August 29, 2026, respectively.

7. Employee Benefit Plans

Defined Contribution Retirement Savings Plan

The Company has a defined contribution retirement savings plan with a 401(k) feature for all eligible U.S. and Canadian employees not under collective bargaining agreements. The Company matches a portion of the employee’s contribution and may make an additional contribution at its discretion. Contributions charged to expense under the plan for fiscal 2021, 2020 and 2019 were $19.9 million, $16.6 million and $19.7 million, respectively.

Pension Plans and Supplemental Executive Retirement Plans

The Company accounts for its pension plans and Supplemental Executive Retirement Plan on an accrual basis over employees’ estimated service periods.

The Company maintains an unfunded Supplemental Executive Retirement Plan (“SERP”) for certain eligible employees of the Company. The benefits are based on the employee’s compensation upon retirement. The amount charged to expense related to this plan amounted to approximately $2.9 million, $2.6 million and $2.1 million for fiscal 2021, 2020 and 2019, respectively.

The Company maintains a non-contributory defined benefit pension plan (“UniFirst Plan”) covering employees at one of its locations. The benefits are based on years of service. The UniFirst Plan assets are invested in a Guaranteed Deposit Account (“GDA”) that is maintained and operated by Prudential Retirement Insurance and Annuity Company (“PRIAC”). All assets are merged with the general assets of PRIAC and are invested predominantly in privately placed securities and mortgages. At the beginning of each calendar year, PRIAC notifies the Company of the annual rates of interest which will be applied to the amounts held in the GDA during the next calendar year. In determining the interest rate to be applied, PRIAC considers the investment performance of the underlying assets of the prior year; however, regardless of the investment performance the annual interest rate applied per the contract must be a minimum of 3.25%. The amount charged to expense related to this plan amounted to approximately $0.2 million for fiscal 2021 and 2020, respectively, and $0.3 million for fiscal 2019.

In connection with one of the Company’s acquisitions, the Company assumed liabilities related to a frozen pension plan covering many of the acquired Company’s former employees (“Textilease Plan”). The Textilease Plan was terminated in fiscal 2020. The pension benefits were based on years of service and the employee’s compensation. The Textilease Plan assets were held in a separate GDA with PRIAC; however the minimum interest rate per the Textilease Plan contract was 1.5%. The amount charged to expense related to this plan amounted to approximately $0.5 million for fiscal 2019. There was no expense incurred related to this plan in either fiscal 2021 or 2020.

The Company refers to its UniFirst Plan and Textilease Plan collectively as its “Pension Plans”.

The components of net periodic benefit cost related to the Company’s Pension Plans and SERP for fiscal 2021, 2020 and 2019 were as follows (in thousands):

	Pension Plans			SERP
	2021	2020	2019	2021	2020	2019
Service cost	$71	$113	$114	$1,100	$918	$725
Interest cost	104	131	260	943	1,027	1,148
Expected return on assets	(131)	(138)	(199)	—	—	—
Amortization of prior service cost	55	66	66	—	—	—
Amortization of net loss	36	12	51	821	703	247
Other events	49	—	503	—	—	—
Net periodic benefit cost	$184	$184	$795	$2,864	$2,648	$2,120

The Company’s obligations and funded status related to its Pension Plans and SERP as of August 28, 2021 and August 29, 2020 were as follows (in thousands):

	Pension Plans		SERP
	2021	2020	2021	2020
Change in benefit obligation:
Projected benefit obligation, beginning of year	$5,468	$5,566	$38,616	$35,967
Service cost	71	113	1,100	918
Interest cost	104	131	943	1,027
Actuarial (gain) loss	(225)	169	(2,890)	1,658
Benefits paid	(28)	(224)	(1,125)	(954)
Settlements	(355)	(287)	—	—
Projected benefit obligation, end of year	$5,035	$5,468	$36,644	$38,616

Change in plan assets:
Fair value of plan assets, beginning of year	$4,146	$4,603	$—	$—
Actual return on plan assets	33	54	—	—
Employer contributions	—	—	—	—
Benefits paid	(28)	(224)	—	—
Settlements	(355)	(287)	—	—
Fair value of plan assets, end of year	$3,796	$4,146	$—	$—
Funded status (net amount recognized):	$(1,239)	$(1,322)	$(36,644)	$(38,616)

As of August 28, 2021 and August 29, 2020, the accumulated benefit obligations for the Company’s Pension Plans were $5.0 million and $5.5 million, respectively. As of August 28, 2021 and August 29, 2020, the accumulated benefit obligations for the Company’s SERP were $30.6 million and $30.7 million, respectively.

The amounts recorded on the Consolidated Balance Sheet for the Company’s Pension Plans and SERP as of August 28, 2021 and August 29, 2020 were as follows (in thousands):

	Pension Plans		SERP
	2021	2020	2021	2020
Deferred tax assets	$213	$279	$2,218	$3,144
Accrued liabilities	$1,240	$1,322	$36,644	$38,616
Accumulated other comprehensive loss	$(1,044)	$(819)	$(6,449)	$(9,234)

As of August 28, 2021 and August 29, 2020, the amounts recognized in accumulated other comprehensive loss for the Company’s Pension Plans and SERP were as follows (in thousands):

	Pension Plans		SERP
	2021	2020	2021	2020
Net actuarial gain (loss)	$(1,180)	$(1,011)	$(6,449)	$(9,234)
Unrecognized prior service cost	136	192	—	—
Accumulated other comprehensive loss	$(1,044)	$(819)	$(6,449)	$(9,234)

The weighted average assumptions used in calculating the Company’s projected benefit obligation as of August 28, 2021 and August 29, 2020, were as follows:

	Pension Plans		SERP
	2021	2020	2021	2020
Discount rate	2.3%	2.0%	2.6%	2.5%
Rate of compensation increase	N/A	N/A	5.0%	5.0%

The weighted average assumptions used in calculating the Company’s net periodic service cost for the years ended August 28, 2021, August 29, 2020 and August 31, 2019, were as follows:

	Pension Plans			SERP
	2021	2020	2019	2021	2020	2019
Discount rate	2.0%	2.7%	3.8%	2.5%	2.9%	4.0%
Expected return on plan assets	3.5%	3.5%	3.5%	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	5.0%	5.0%	5.0%

The benefit payments, which reflect expected future service, that are expected to be paid for the five fiscal years subsequent to August 28, 2021 and thereafter are as follows (in thousands):

	Pension Plans	SERP
2022	$795	$1,362
2023	269	1,362
2024	250	1,549
2025	360	1,611
2026	377	1,750
Thereafter	2,984	29,010
Total benefit payments	$5,035	$36,644

8. Goodwill and Other Intangible Assets

As discussed in Note 2, “Acquisitions”, when the Company acquires a business the amount assigned to the tangible assets and liabilities and intangible assets acquired is based on their respective fair values determined as of the acquisition date. The excess of the purchase price over the tangible assets and liabilities and intangible assets is recorded as goodwill. The following details the changes in the Company’s intangible assets and goodwill related to the Company’s acquisitions for the years ended August 28, 2021 and August 29, 2020 as well as the respective periods over which the assets will be amortized (in thousands, except weighted average life in years). These amounts include additional payments associated with prior year acquisitions:

Year ended	August 28, 2021	Weighted Average Life in Years	August 29, 2020	Weighted Average Life in Years
Goodwill	$4,533	N/A	$23,544	N/A
Customer contracts	3,219	10.0	12,697	14.1
Other intangible assets	179	5.0	594	5.3
Total intangible assets and goodwill acquired	$7,931		$36,835

The Company does not amortize goodwill, but it is reviewed annually or more frequently if certain indicators arise, for impairment. There were no impairment losses related to goodwill or intangible assets during the years ended August 28, 2021, August 29, 2020 and August 31, 2019.

The changes in the carrying amount of goodwill are as follows (in thousands):

Balance as of August 31, 2019	$401,178
Goodwill recorded during the period	23,544
Other	122
Balance as of August 29, 2020	$424,844
Goodwill recorded during the period	4,533
Other	161
Balance as of August 28, 2021	$429,538

As of August 28, 2021, the Company has allocated $418.0 million, $10.9 million and $0.6 million of goodwill to its U.S. and Canadian Rental and Cleaning, Specialty Garments and First Aid segments, respectively.

Intangible assets, net in the Company’s accompanying Consolidated Balance Sheets are as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
August 28, 2021
Customer contracts	$237,384	$188,255	$49,129
Software	74,475	40,763	33,712
Other intangible assets	36,866	35,069	1,797
	$348,725	$264,087	$84,638
August 29, 2020
Customer contracts	$234,065	$177,119	$56,946
Software	66,014	39,020	26,994
Other intangible assets	35,741	34,145	1,596
	$335,820	$250,284	$85,536

Estimated amortization expense for the five fiscal years subsequent to August 28, 2021 and thereafter, based on intangible assets, net as of August 28, 2021 is as follows (in thousands):

2022	$13,466
2023	11,395
2024	10,046
2025	8,952
2026	7,865
Thereafter	32,914
Total estimated amortization expense	$84,638

9. Accrued Liabilities

Accrued liabilities in the accompanying Consolidated Balance Sheet consists of the following (in thousands):

	August 28, 2021	August 29, 2020
Current liabilities:
Payroll and benefit related	$61,997	$46,789
Bonuses	17,693	13,803
Insurance related	34,314	34,403
Environmental related	12,279	11,172
Other	33,295	26,798
Total current liabilities	$159,578	$132,965

Long-term liabilities:
Benefit related	36,521	$38,744
Environmental related	20,580	19,530
Asset retirement obligations	14,887	13,920
Insurance related	62,097	60,626
Total long-term liabilities	$134,085	$132,820
Total accrued liabilities	$293,663	$265,785

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

The Company recognized as a liability the present value of the estimated future costs to decommission its nuclear laundry facilities. The estimated liability is based on historical experience in decommissioning nuclear laundry facilities, estimated useful lives of the underlying assets, external vendor estimates as to the cost to decommission these assets in the future, and federal and state regulatory requirements. The estimated current costs have been adjusted for the estimated impact of inflation at 3% per year. The liability has been discounted using credit-adjusted risk-free rates that range from approximately 7.00% to 7.50% over approximately one to twenty-five years. Revisions to the liability could occur due to changes in the Company’s estimated useful lives of the underlying assets, estimated dates of decommissioning, changes in decommissioning costs, changes in federal or state regulatory guidance on the decommissioning of such facilities, or other changes in estimates. Changes due to revised estimates are recognized by adjusting the carrying amount of the liability and the related long-lived asset if the assets are still in service, or charged to expense in the period if the assets are no longer in service.

A rollforward of the Company’s asset retirement liability is as follows for fiscal 2021 and 2020 (in thousands):

	August 28, 2021	August 29, 2020
Beginning balance	$13,920	$12,727
Accretion expense	985	929
Effect of exchange rate changes	(18)	264
Ending balance	$14,887	$13,920

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

The following table presents the operating lease cost and information related to the operating lease right-of-use assets, net and operating lease liabilities for fiscal 2021:

(In thousands, except lease term and discount rate)
Lease cost
Operating lease costs including short-term lease expense and variable lease costs, which were immaterial in the period	$19,329

Operating cash flow impacts
Cash paid for amounts included in the measurement of operating lease liabilities	$13,629
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	$13,592
Weighted-average remaining lease term - operating leases	4.09
Weighted-average discount rate - operating leases	2.28%

Total rent expense on all leases was $16.2 million, $15.2 million and $16.5 million for the fiscal 2021, 2020 and 2019, respectively.  The contractual future minimum lease payments of the Company's operating lease liabilities by fiscal year as of August 28, 2021 are as follows:

(In thousands)
2022	$13,815
2023	11,489
2024	8,014
2025	5,284
2026	3,576
Thereafter	3,541
Total payments	45,719
Less interest	2,545
Total present value of lease payments	$43,174

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

There is usually a range of reasonable estimates of the costs associated with each site. In accordance with U.S. GAAP, the Company’s accruals reflect the amount within the range that it believes is the best estimate or the low end of a range of estimates if no point within the range is a better estimate. Where it believes that both the amount of a particular liability and the timing of the payments are reliably determinable, the Company adjusts the cost in current dollars using a rate of 3% for inflation until the time of expected payment and discounts the cost to present value using current risk-free interest rates. As of August 28, 2021, the risk-free interest rates utilized by the Company ranged from 1.31% to 1.91%.

For environmental liabilities that have been discounted, the Company includes interest accretion, based on the effective interest method, in selling and administrative expenses on the accompanying Consolidated Statements of Income. The changes to the Company’s environmental liabilities for fiscal 2021 and 2020 were as follows (in thousands):

Year ended	August 28, 2021	August 29, 2020
Beginning balance	$30,702	$27,718
Costs incurred for which reserves have been provided	(1,593)	(1,160)
Insurance proceeds	129	111
Interest accretion	448	537
Changes in discount rates	(1,040)	1,133
Revisions in estimates	4,213	2,363
Ending balance	$32,859	$30,702

Anticipated payments and insurance proceeds of currently identified environmental remediation liabilities as of August 28, 2021, for the next five fiscal years and thereafter, as measured in current dollars, are reflected below.

(In thousands)	2022	2023	2024	2025	2026	Thereafter	Total
Estimated costs—current dollars	$12,490	$2,530	$2,080	$1,366	$1,129	$12,712	$32,307
Estimated insurance proceeds	(210)	(159)	(173)	(159)	(173)	(380)	(1,254)
Net anticipated costs	$12,280	$2,371	$1,907	$1,207	$956	$12,332	$31,053
Effect of inflation							7,912
Effect of discounting							(6,106)
Balance as of August 28, 2021							$32,859

Estimated insurance proceeds are primarily received from an annuity received as part of a legal settlement with an insurance company. Annual proceeds of approximately $0.3 million are deposited into an escrow account which funds remediation and monitoring costs for two sites related to former operations. Annual proceeds received but not expended in the current year accumulate in this account and may be used in future years for costs related to this site through the year 2027. As of August 28, 2021, the balance in this escrow account, which is held in a trust and is not recorded in the Company’s accompanying Consolidated Balance Sheet, was approximately $4.7 million. Also included in estimated insurance proceeds are amounts the Company is entitled to receive pursuant to legal settlements as reimbursements from three insurance companies for estimated costs at one of its sites.

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

Other Contingent Liabilities

As security for certain agreements with the NRC and various state agencies related to the nuclear operations (see above) and certain insurance programs, the Company had standby irrevocable bank commercial letters of credit of $67.5 million and $70.8 million outstanding as of August 28, 2021 and August 29, 2020, respectively.

Non-cancellable purchase commitments for inventories, software, and services amounted to $65.5 million as of August 28, 2021, of which $46.2 million will be paid in less than 1 year, $11.7 million will be paid in 1 to 3 years, and the remaining will be paid in 3 to 8 years.

12. Share-based Compensation

The Company adopted a stock incentive plan (the “1996 Plan”) in November 1996 and reserved 1,500,000 shares of Common Stock for issuance under the 1996 Plan. The 1996 Plan provided for the issuance of stock options and stock appreciation rights. The Company ceased granting new awards under the 1996 Plan as of January 21, 2011, and the 1996 Plan expired in accordance with its terms on January 8, 2012. The Company adopted a stock incentive plan (the “2010 Plan”) in October 2010 and reserved 600,000 shares of Common Stock for issuance under the 2010 Plan. The 2010 Plan replaced the Company’s 1996 Plan. The 2010 Plan permits the award of incentive and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock and performance shares (collectively referred to as “Share-Based Awards”) as well as dividend equivalent rights and cash-based awards. On October 27, 2014, the Board of Directors, subject to the approval of the Company’s shareholders, which was received at the 2015 annual meeting of shareholders, adopted an amendment to the 2010 Plan to, among other matters, reserve for issuance an additional 750,000 shares and extend to 2025 the time period awards may be granted under the 2010 Plan. As of August 28, 2021, the number of remaining shares available for future grants under the 2010 Plan was 251,713. Share-based compensation expense, which includes expense related to Share-Based Awards, has been recorded in the accompanying Consolidated Statements of Income in selling and administrative expenses.

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

In fiscal 2019, a total of 291 shares of fully vested unrestricted stock were granted to certain non-employee Directors of the Company. No such shares were granted during each of fiscal 2021 and 2020. Accordingly, compensation expense related to the 2019 unrestricted stock was recognized on the date of grant.

In each of fiscal 2021, 2020 and 2019, the Company granted a total of 5,000 stock appreciation rights under the 2010 Plan to the Company’s non-employee Directors. Such stock appreciation rights were fully vested upon grant, expire on the earlier of the eighth anniversary of the grant date or the second anniversary of the date that the Director ceases to be a member of the Board of Directors and must be settled in stock at the time of exercise. Accordingly, compensation expense related to the stock appreciation rights was recognized on the date of grant.

As of August 28, 2021, the total compensation cost not yet recognized related to non-vested Share-Based Awards was approximately $14.6 million. The weighted average period over which compensation cost for Share-Based Awards will be recognized is 1.9 years.

All stock appreciation rights issued to employees were granted with an exercise price equal to the fair net realizable value of the Company’s Common Stock on the date of grant. Other than certain stock appreciation rights which vest 20% on each anniversary of the grant date over a five-year period and, beginning in fiscal 2020, certain stock appreciation rights which vest 60% on the third anniversary of the grant date and 20% on each of the fourth and fifth anniversaries of the grant date, stock appreciation rights are subject to a five-year cliff-vesting schedule under which the awards become fully vested or exercisable after five years from the date of grant and expire ten years after the grant date. Share-Based Awards granted to the Company’s non-employee Directors were fully vested as of the date of grant. Non-employee Director Share-Based Award grants in the form of stock options and stock appreciation rights expire on the earlier of the eighth anniversary of the grant date or the second anniversary of the date that the Director ceases to be a member of the Board of Directors.

Time-based restricted stock units granted to employees vest either 20% on each anniversary of the grant date over a five-year period, 33% on each anniversary of the grant date over a three-year period or on a five-year cliff vesting schedule under which the awards become fully vested after five years from the date of grant. Beginning in fiscal 2020, certain time-based restricted stock units granted to employees vest 60% on the third anniversary of the grant date and 20% on each of the fourth and fifth anniversaries of the grant date.  Generally, performance-based restricted stock units granted to employees are earned based on whether and the extent to which the Company achieves certain consolidated revenues and earnings per share.

The fair value of each stock appreciation right is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used:

Fiscal year ended August	2021	2020	2019
Risk-free interest rate	0.47%	1.69%	3.07%
Expected dividend yield	0.58%	0.50%	0.48%
Expected life in years	5.70	5.60	7.24
Expected volatility	27.5%	22.4%	22.9%

The weighted average fair values of Share-Based Awards granted in the form of stock appreciation rights during fiscal years 2021, 2020 and 2019 were $42.63, $46.58 and $46.20, respectively.

The following table summarizes the Share-Based Awards activity in the form of stock options and stock appreciation rights for fiscal 2021:

	Number of Shares	Weighted Average Exercise Price
Outstanding, August 29, 2020	494,933	$132.14
Granted	36,725	172.58
Exercised	(117,693)	104.55
Forfeited	(19,791)	133.66
Outstanding, August 28, 2021	394,174	$144.07

Exercisable, August 28, 2021	95,235	$121.59

The following table summarizes the Share-Based Awards activity in the form of restricted stock units for fiscal 2021:

	Number of Shares	Weighted Average Grant Price
Unvested balance at August 29, 2020	57,920	$183.90
Granted	44,993	174.42
Vested	(5,929)	173.70
Forfeited	(2,426)	196.15
Unvested balance at August 28, 2021	94,558	$178.78

13. Shareholders’ Equity

The Company has two classes of common stock: Common Stock and Class B Common Stock. Each share of Common Stock is entitled to one vote, is freely transferable, and is entitled to a cash dividend equal to 125% of any cash dividend paid on each share of Class B Common Stock. Each share of Class B Common Stock is entitled to ten votes and can be converted to Common Stock on a share-for-share basis. However, until converted to Common Stock, shares of Class B Common Stock are not freely transferable. During fiscal 2019, 67,000 shares of Class B Common Stock were converted to Common Stock. No such conversions occurred during each of fiscal 2021 and 2020.

On October 23, 2019, the Company announced that it would be raising its quarterly dividend to $0.25 per share for Common Stock and to $0.20 per share for Class B Common Stock, up from $0.1125 and $0.09 per share, respectively. The amount and timing of any future dividend payment is subject to the approval of the Board of Directors each quarter.

On October 20, 2021, the Company announced that it would be raising its quarterly dividend to $0.30 per share for Common Stock and to $0.24 per share for Class B Common Stock, up from $0.25 and $0.20 per share, respectively. The amount and timing of any future dividend is subject to the approval of the Board of Directors each quarter.

On January 2, 2019, the Company’s Board of Directors approved a share repurchase program authorizing the Company to repurchase from time to time up to $100.0 million of its outstanding shares of Common Stock. Repurchases made under the program, if any, will be made in either the open market or in privately negotiated transactions. The timing, manner, price and amount of any repurchases will depend on a variety of factors, including economic and market conditions, the Company stock price, corporate liquidity requirements and priorities, applicable legal requirements and other factors. The share repurchase program has been funded to date with available cash and may be funded in the future using the Company’s available cash or capacity under its 2021 Credit Agreement and may be suspended or discontinued at any time. During fiscal 2021, the Company repurchased 60,950 shares for an average price per share of $184.13. During fiscal 2020, the Company repurchased 117,767 shares for an average price per share of $184.67. During fiscal 2019, the Company repurchased 197,150 shares for an average price per share of $154.78. Currently, there is $36.5 million remaining to repurchase outstanding shares of Common Stock under this program.

On October 20, 2021, the Company’s Board of Directors approved a new share repurchase program authorizing the Company to repurchase from time to time up to $100.0 million of its outstanding shares of Common Stock, inclusive of the amount which remained available under the existing share repurchase program approved on January 2, 2019. Repurchases made under the new program, if any, will continue to be made in either the open market or in privately negotiated transactions, subject to market conditions, applicable legal requirements, and other relevant factors. The timing, manner, price and amount of any repurchases will depend on a variety of factors and may be suspended or discontinued at any time.

14. Accumulated Other Comprehensive Loss

The changes in each component of accumulated other comprehensive loss for fiscal 2021 and 2020 are as follows (in thousands):

	Foreign Currency Translation	Pension- related (1)	Derivative Financial Instruments (1)	Total Accumulated Other Comprehensive Loss
Balance as of August 31, 2019	$(24,640)	$(9,239)	$191	$(33,688)
Change during the year	2,631	(787)	(126)	1,718
Balance as of August 29, 2020	(22,009)	(10,026)	65	(31,970)
Change during the year	4,208	2,960	(34)	7,134
Balance as of August 28, 2021	$(17,801)	$(7,066)	$31	$(24,836)

(1)	Amounts are shown net of tax.

Amounts reclassified from accumulated other comprehensive loss, net of tax, for fiscal 2021 and 2020 were as follows (in thousands):

	Year Ended August 28, 2021	Year Ended August 29, 2020
Pension benefit liabilities, net:
Actuarial loss (gain) (a)	$(679)	$233
Tax effect reclass	—	—
Total, net of tax	(679)	233
Derivative financial instruments, net:
Forward contracts loss (gain) (b)	(34)	151
Total, net of tax	(34)	151
Total amounts reclassified, net of tax	$(713)	$384

(a)	Amounts included in selling and administrative expenses in the accompanying Consolidated Statements of Income.
(b)	Amounts included in revenues in the accompanying Consolidated Statements of Income.

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

The Company refers to the U.S. and Canadian Rental and Cleaning, MFG, and Corporate reporting segments combined as its “Core Laundry Operations,” which is included as a subtotal in the following tables (in thousands):

As of and for the year ended August 28, 2021	US and Canadian Rental and Cleaning	MFG	Net Interco MFG Elim	Corporate	Subtotal Core Laundry Operations	Specialty Garments	First Aid	Total
Revenues	$1,580,850	$264,021	$(264,021)	$34,710	$1,615,560	$145,454	$65,202	$1,826,216
Income (loss) from operations	$290,774	$73,579	$(283)	$(192,353)	$171,717	$24,801	$(693)	$195,825
Interest (income) expense, net	$(2,760)	$—	$—	$192	$(2,568)	$—	$—	$(2,568)
Income (loss) before taxes	$293,357	$73,260	$(283)	$(194,970)	$171,364	$26,198	$(691)	$196,871
Depreciation and amortization	$73,611	$2,530	$—	$23,190	$99,331	$4,510	$2,114	$105,955
Capital expenditures	$129,327	$456	$—	$—	$129,783	$3,407	$449	$133,639
Total assets	$2,179,243	$37,605	$—	$—	$2,216,848	$119,305	$44,912	$2,381,065

As of and for the year ended August 29, 2020	US and Canadian Rental and Cleaning	MFG	Net Interco MFG Elim	Corporate	Subtotal Core Laundry Operations	Specialty Garments	First Aid	Total
Revenues	$1,552,179	$214,683	$(214,683)	$49,306	$1,601,485	$133,185	$69,489	$1,804,159
Income (loss) from operations	$247,392	$64,097	$10,012	$(171,514)	$149,987	$17,845	$4,897	$172,729
Interest income, net	$(3,741)	$—	$—	$(2,641)	$(6,382)	$—	$—	$(6,382)
Income (loss) before taxes	$251,088	$63,912	$10,012	$(170,629)	$154,383	$18,604	$4,901	$177,888
Depreciation and amortization	$71,020	$2,404	$—	$24,983	$98,407	$4,335	$1,955	$104,697
Capital expenditures	$110,024	$397	$—	$—	$110,421	$4,864	$1,432	$116,717
Total assets	$1,992,546	$33,233	$—	$—	$2,025,779	$131,328	$41,920	$2,199,027

As of and for the year ended August 31, 2019	US and Canadian Rental and Cleaning	MFG	Net Interco MFG Elim	Corporate	Subtotal Core Laundry Operations	Specialty Garments	First Aid	Total
Revenues	$1,582,416	$254,218	$(254,111)	$33,682	$1,616,205	$132,767	$60,404	$1,809,376
Income (loss) from operations	$235,046	$84,248	$1,128	$(107,468)	$212,954	$14,145	$4,909	$232,008
Interest (income) expense, net	$(4,105)	$—	$—	$(4,977)	$(9,082)	$—	$—	$(9,082)
Income (loss) before taxes	$239,122	$84,008	$1,128	$(104,742)	$219,516	$13,499	$4,909	$237,924
Depreciation and amortization	$69,376	$2,384	$—	$25,098	$96,858	$4,759	$1,716	$103,333
Capital expenditures	$115,071	$401	$—	$—	$115,472	$3,423	$920	$119,815
Total assets	$1,865,713	$36,376	$—	$—	$1,902,089	$110,335	$34,896	$2,047,320

The Company’s long-lived assets as of August 28, 2021 and August 29, 2020 and revenues and income before income taxes for the years ended August 28, 2021, August 29, 2020 and August 31, 2019 were attributed to the following countries (in thousands):

Long-lived assets as of:	August 28, 2021	August 29, 2020
United States	$1,219,760	$1,177,107
Europe, Canada, Mexico and Nicaragua (1)	57,513	52,586
Total	$1,277,273	$1,229,693

Revenues for fiscal years:	2021	2020	2019
United States	$1,672,530	$1,659,913	$1,683,321
Europe and Canada (1)	153,686	144,246	126,055
Total	$1,826,216	$1,804,159	$1,809,376

Income before income taxes for fiscal years:	2021	2020	2019
United States	$187,442	$175,301	$236,843
Europe, Canada, Mexico and Nicaragua (1)	9,429	2,587	1,081
Total	$196,871	$177,888	$237,924

(1)No country accounts for greater than 10% of total long-lived assets, revenues or income before income taxes

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of UniFirst Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of UniFirst Corporation and subsidiaries (the “Company”) as of August 28, 2021 and August 29, 2020, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended August 28, 2021, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at August 28, 2021 and August 29, 2020, and the results of its operations and its cash flows for each of the three years in the period ended August 28, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of August 28, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated October 27, 2021 expressed an unqualified opinion thereon.

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

Self-Insurance Accruals
Description of the Matter

As of August 28, 2021, the Company had recognized current and long-term insurance related liabilities of $34.3 million and $62.1 million, respectively. As discussed in Note 1 to the Company’s consolidated financial statements, the Company is self-insured for certain obligations related to health, workers’ compensation, vehicles and general liability programs and judgments and estimates are used by the Company in determining the potential value associated with reported claims and for events that have occurred but have not been reported.

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

Environmental Contingencies
Description of the Matter

As discussed in Note 11 to the Company’s consolidated financial statements, the Company is subject to various federal, state, and local laws and regulations governing the treatment and disposal of hazardous waste and other substances. As of August 28, 2021, the Company had recorded a current and long-term liability of $12.3 million and $20.6 million, respectively, representing its best estimate of losses related to these environmental matters.

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

October 27, 2021

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that material information relating to the Company required to be disclosed by the Company in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures. We continue to review our disclosure controls and procedures, and our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Control over Financial Reporting

During the third quarter of fiscal 2021, we began the deployment of a new CRM computer system for certain of our Core Laundry Operations locations. The new system is designed to improve functionality, capability and information flow and to increase automation in servicing our customers. We expect to continue with the installation and integration of this CRM system across additional locations. In connection with the deployment of the CRM system, we continued to design, implement and operate new and revised financial and information-technology related controls during the quarter ended August 28, 2021. There were no other changes in our internal control over financial reporting during the quarter ended August 28, 2021 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

We have retained Ernst & Young LLP, an independent registered public accounting firm, to audit our Consolidated Financial Statements found in this Annual Report on Form 10-K for the year ended August 28, 2021. We have made available to Ernst & Young LLP all of our financial records and related data in connection with their audit of our Consolidated Financial Statements.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has assessed the effectiveness of our internal control over financial reporting as of August 28, 2021. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control—Integrated Framework (2013 Framework). Management concluded that based on its assessment, our internal control over financial reporting was effective as of August 28, 2021.

The effectiveness of our internal control over financial reporting as of August 28, 2021 has been audited by Ernst & Young LLP, and a copy of its attestation report is included below.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of UniFirst Corporation

Opinion on Internal Control over Financial Reporting

We have audited UniFirst Corporation and subsidiaries’ internal control over financial reporting as of August 28, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). In our opinion, UniFirst Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of August 28, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of UniFirst Corporation as of August 28, 2021 and August 29, 2020, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended August 28, 2021, and the related notes and the financial statement schedule listed in the Index at Item 15(a) of the Company and our report dated October 27, 2021 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Boston, Massachusetts

October 27, 2021

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

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

Information regarding our directors and executive officers required by this Item 10 will be included in our definitive Proxy Statement to be filed with the SEC for our 2022 Annual Meeting of Shareholders and is incorporated by reference into this Item 10. Certain information required by this Item 10 is set forth in Item 1 of this Annual Report on Form 10-K under the heading “Executive Officers”.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this Item 11 will be included in our definitive Proxy Statement to be filed with the SEC for our 2022 Annual Meeting of Shareholders and is incorporated by reference into this Item 11.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item 12 will be included in our definitive Proxy Statement to be filed with the SEC for our 2022 Annual Meeting of Shareholders and is incorporated by reference into this Item 12.

Information concerning our equity compensation plans contained in the table entitled “Equity Compensation Plan Information” set forth in Item 5 of this Annual Report on Form 10-K is incorporated by reference into this Item 12.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item 13 will be included in our definitive Proxy Statement to be filed with the SEC for our 2022 Annual Meeting of Shareholders and is incorporated by reference into this Item 13.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this Item 14 will be included in our definitive Proxy SEC for our 2022 Annual Meeting of Shareholders and is incorporated by reference into this Item 14.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The financial statements listed below are filed as part of this report:

(1) and (2) FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES.

The items listed below are included under Item 8 of this Annual Report on Form 10-K:

Consolidated statements of income for each of the three years in the period ended August 28, 2021

Consolidated statements of comprehensive income for each of the three years in the period ended August 28, 2021

Consolidated balance sheets as of August 28, 2021 and August 29, 2020

Consolidated statements of shareholders’ equity for each of the three years in the period ended August 28, 2021

Consolidated statements of cash flows for each of the three years in the period ended August 28, 2021

Notes to Consolidated Financial Statements

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The items listed below are included under Item 9A of this Annual Report on Form 10-K:

Management’s Report on Internal Control Over Financial Reporting

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The following additional schedule is filed herewith:

Schedule II—Valuation and qualifying accounts and reserves for each of the three years in the period ended August 28, 2021

UNIFIRST CORPORATION AND SUBSIDIARIES

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED

AUGUST 28, 2021 (IN THOUSANDS)

Description	Balance, Beginning of Period	Charged to Costs and Expenses	Charges for Which Reserves Were Created or Deductions	Balance, End of Period
Reserves for Accounts Receivable
For the year ended August 28, 2021	$12,125	$1,572	$(2,575)	$11,122
For the year ended August 29, 2020	$9,935	$6,027	$(3,837)	$12,125
For the year ended August 31, 2019	$9,237	$5,996	$(5,298)	$9,935

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

*10.2	UniFirst Corporation 2010 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 14, 2011)

*10.3

Form of Stock Appreciation Right Award Agreement for Company Employees under the UniFirst Corporation 2010 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on January 14, 2011)

*10.4

Form of Stock Appreciation Right Agreement for Non-Employee Directors under the UniFirst Corporation 2010 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on January 14, 2011)

*10.5

Form of Non-Qualified Stock Option Agreement for Company Employees under the UniFirst Corporation 2010 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on January 14, 2011)

*10.6

Form of Non-Qualified Stock Option Agreement for Non-Employee Directors under the UniFirst Corporation 2010 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Commission on January 14, 2011)

10.7

Second Amended and Restated Credit Agreement, by and among UniFirst Corporation and certain of its subsidiaries, as Borrowers, Bank of America, N.A., as Administrative Agent, Swing Line Lender and an L/C Issuer, the other lenders party thereto, BofA Securities, Inc., as Sole Lead Arranger and Sole Book Manager, Santander Bank, N.A., as Syndication Agent and Wells Fargo Bank, National Association, as Documentation Agent. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 1, 2021).

* 10.8	UniFirst Corporation CEO Cash Incentive Bonus Plan, as amended (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed with the Commission on December 3, 2013)

*10.9

UniFirst Corporation Amended and Restated 2010 Stock Option and Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed with the Commission on December 2, 2014).

*10.10

Form of Restricted Stock Unit Award Agreement under the UniFirst Corporation Amended and Restated 2010 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Commission on December 20, 2017)

*10.11

Form of Restricted Stock Unit Award Agreement under the UniFirst Corporation Amended and Restated 2010 Stock Option and Incentive Plan (with respect to performance-based restricted stock unit awards) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on January 3, 2019)

*10.12

UniFirst Corporation Amendment No. 1 to Amended and Restated 2010 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on April 4, 2018)

*10.13

UniFirst Corporation Amendment No. 2 to Amended and Restated 2010 Stock Option and Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on April 4, 2019)

*10.14

Form of Stock Appreciation Right Award for Company Employees under the UniFirst Corporation Amended and Restated 2010 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on January 9, 2020)

*10.15

Form of Restricted Stock Unit Award for Company Employees under the UniFirst Corporation Amended and Restated 2010 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on January 9, 2020)

*10.16	UniFirst Corporation Executive Employment Plan (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed with the Commission on October 28, 2020)

*10.17

Form of Stock Appreciation Right Award for eligible participants under the UniFirst Corporation Executive Employment Plan pursuant to the UniFirst Corporation Amended and Restated 2010 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed with the Commission on October 28, 2020)

*10.18

Form of Restricted Stock Unit Award for eligible participants under the UniFirst Corporation Executive Employment Plan pursuant to the UniFirst Corporation Amended and Restated 2010 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed with the Commission on October 28, 2020)

*10.19

Form of Restricted Stock Unit Award for eligible participants under the UniFirst Corporation Executive Employment Plan pursuant to the UniFirst Corporation Amended and Restated 2010 Stock Option and Incentive Plan (with respect to performance-based restricted stock unit awards) (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K filed with the Commission on October 28, 2020)

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

October 27, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Steven S. Sintros	President and Chief Executive Officer (Principal Executive Officer)	October 27, 2021
Steven S. Sintros

/s/ Shane O’Connor	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	October 27, 2021
Shane O’Connor

/s/ Cynthia Croatti	Director	October 27, 2021
Cynthia Croatti

/s/ Phillip L. Cohen	Director	October 27, 2021
Phillip L. Cohen

/s/ Kathleen Camilli	Director	October 27, 2021
Kathleen Camilli

/s/ Michael Iandoli	Director	October 27, 2021
Michael Iandoli

/s/ Thomas Postek	Director	October 27, 2021
Thomas S. Postek

/s/ Raymond Zemlin	Chairman of the Board of Directors	October 27, 2021
Raymond C. Zemlin