Form 10-Q
period 2021-11-27
UNIFIRST CORP
filed 2022-01-06
CIK 717954

United States

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 27, 2021

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

The number of outstanding shares of UniFirst Corporation Common Stock and Class B Common Stock at December 31, 2021 were 15,207,953 and 3,643,009, respectively.

UniFirst Corporation

Quarterly Report on Form 10-Q

For the Quarter ended November 27, 2021

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Statements of Income

UniFirst Corporation and Subsidiaries

(Unaudited)

	Thirteen weeks ended
(In thousands, except per share data)	November 27, 2021	November 28, 2020
Revenues	$486,164	$446,853
Operating expenses:
Cost of revenues (1)	310,130	275,800
Selling and administrative expenses (1)	104,388	88,703
Depreciation and amortization	26,856	26,308
Total operating expenses	441,374	390,811

Operating income	44,790	56,042
Other (income) expense:
Interest income, net	(648)	(568)
Other expense, net	736	749
Total other expense, net	88	181

Income before income taxes	44,702	55,861
Provision for income taxes	10,997	13,965
Net income	$33,705	$41,896
Income per share – Basic:
Common Stock	$1.86	$2.31
Class B Common Stock	$1.49	$1.85
Income per share – Diluted:
Common Stock	$1.77	$2.20
Income allocated to – Basic:
Common Stock	$28,291	$35,171
Class B Common Stock	$5,414	$6,725
Income allocated to – Diluted:
Common Stock	$33,705	$41,896
Weighted average shares outstanding – Basic:
Common Stock	15,229	15,247
Class B Common Stock	3,643	3,643
Weighted average shares outstanding – Diluted:
Common Stock	19,026	19,019

(1)	Exclusive of depreciation on the Company’s property, plant and equipment and amortization on its intangible assets.

The accompanying notes are an integral part of these

Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income

UniFirst Corporation and Subsidiaries

(Unaudited)

	Thirteen weeks ended
(In thousands)	November 27, 2021	November 28, 2020
Net income	$33,705	$41,896
Other comprehensive income (loss):
Foreign currency translation adjustments	(2,799)	1,310
Change in fair value of derivatives, net of income taxes	85	(10)
Derivative financial instruments reclassified to earnings	(38)	(11)
Other comprehensive income (loss)	(2,752)	1,289
Comprehensive income	$30,953	$43,185

The accompanying notes are an integral part of these

Consolidated Financial Statements.

Consolidated Balance Sheets

UniFirst Corporation and Subsidiaries

(Unaudited)

(In thousands, except share and par value data)	November 27, 2021	August 28, 2021
Assets
Current assets:
Cash, cash equivalents and short-term investments	$478,061	$512,868
Receivables, less reserves of $12,921 and $11,122	233,576	208,331
Inventories	158,111	143,591
Rental merchandise in service	189,773	181,531
Prepaid taxes	6,537	16,580
Prepaid expenses and other current assets	45,588	40,891
Total current assets	1,111,646	1,103,792

Property, plant and equipment, net	623,785	617,719
Goodwill	429,454	429,538
Customer contracts, net	47,203	49,129
Other intangible assets, net	35,464	35,509
Deferred income taxes	561	580
Operating lease right-of-use assets, net	44,059	42,115
Other assets	105,341	102,683
Total assets	$2,397,513	$2,381,065

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$77,919	$81,356
Accrued liabilities	154,653	159,578
Accrued taxes	—	743
Operating lease liabilities, current	13,441	12,993
Total current liabilities	246,013	254,670

Accrued liabilities	134,837	134,085
Accrued and deferred income taxes	89,642	89,177
Operating lease liabilities	32,120	30,181
Total liabilities	502,612	508,113
Commitments and contingencies (Note 12)
Shareholders’ equity:
Preferred Stock, $1.00 par value; 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $0.10 par value; 30,000,000 shares authorized; 15,219,531 and 15,235,601 shares issued and outstanding as of November 27, 2021 and August 28, 2021, respectively	1,522	1,524
Class B Common Stock, $0.10 par value; 20,000,000 shares authorized; 3,643,009 shares issued and outstanding as of November 27, 2021 and August 28, 2021, respectively	364	364
Capital surplus	90,340	89,257
Retained earnings	1,830,263	1,806,643
Accumulated other comprehensive loss	(27,588)	(24,836)

Total shareholders’ equity	1,894,901	1,872,952

Total liabilities and shareholders’ equity	$2,397,513	$2,381,065

The accompanying notes are an integral part of these

Consolidated Financial Statements

Consolidated Statements of Shareholders’ Equity

UniFirst Corporation and Subsidiaries

(Unaudited)

(In thousands)	Common Shares	Class B Common Shares	Common Stock	Class B Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance, August 29, 2020	15,251	3,643	$1,525	$364	$86,645	$1,684,565	$(31,970)	$1,741,129
Net income	—	—	—	—	—	41,896	—	41,896
Change in fair value of derivatives	—	—	—	—	—	—	(21)	(21)
Foreign currency translation	—	—	—	—	—	—	1,310	1,310
Dividends declared Common Stock ($0.25 per share)	—	—	—	—	—	(3,806)	—	(3,806)
Dividends declared Class B Common Stock ($0.20 per share)	—	—	—	—	—	(729)	—	(729)
Repurchase of Common Stock	(41)	—	(4)	—	(223)	(6,989)	—	(7,216)
Share-based compensation, net (1)	—	—	—	—	788	—	—	788
Share-based awards exercised, net (2)	11	—	1	—	—	—	—	1
Balance, November 28, 2020	15,221	3,643	$1,522	$364	$87,210	$1,714,937	$(30,681)	$1,773,352

(In thousands)	Common Shares	Class B Common Shares	Common Stock	Class B Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance, August 28, 2021	15,236	3,643	$1,524	$364	$89,257	$1,806,643	$(24,836)	$1,872,952
Net income	—	—	—	—	—	33,705	—	33,705
Change in fair value of derivatives	—	—	—	—	—	—	47	47
Foreign currency translation	—	—	—	—	—	—	(2,799)	(2,799)
Dividends declared Common Stock ($0.30 per share)	—	—	—	—	—	(4,566)	—	(4,566)
Dividends declared Class B Common Stock ($0.24 per share)	—	—	—	—	—	(874)	—	(874)
Repurchase of Common Stock	(23)	—	(2)	—	(124)	(4,645)	—	(4,771)
Share-based compensation, net (1)	—	—	—	—	1,207	—	—	1,207
Share-based awards exercised, net (2)	7	—	—	—	—	—	—	—
Balance, November 27, 2021	15,220	3,643	$1,522	$364	$90,340	$1,830,263	$(27,588)	$1,894,901

(1)	These amounts are shown net of any shares withheld by the Company to satisfy certain tax withholding obligations in connection with the vesting of certain restricted stock units.
(2)	These amounts are shown net of the effect of income taxes.

The accompanying notes are an integral part of these

Consolidated Financial Statements.

Consolidated Statements of Cash Flows

UniFirst Corporation and Subsidiaries

(Unaudited)

Thirteen weeks ended (In thousands)	November 27, 2021	November 28, 2020
Cash flows from operating activities:
Net income	$33,705	$41,896
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	26,856	26,308
Amortization of deferred financing costs	41	28
Loss on sale of property, plant and equipment	—	5
Share-based compensation	1,905	1,622
Accretion on environmental contingencies	149	112
Accretion on asset retirement obligations	246	245
Deferred income taxes	40	242
Other	(6)	28
Changes in assets and liabilities, net of acquisitions:
Receivables, less reserves	(25,583)	(18,875)
Inventories	(14,625)	1,783
Rental merchandise in service	(8,567)	(684)
Prepaid expenses and other current assets and Other assets	(4,230)	(2,812)
Accounts payable	(3,556)	(3,127)
Accrued liabilities	(8,391)	2,876
Prepaid and accrued income taxes	9,838	3,094
Net cash provided by operating activities	7,822	52,741

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(493)	(603)
Capital expenditures, including capitalization of software costs	(31,051)	(41,836)
Proceeds from sale of assets	27	15
Net cash used in investing activities	(31,517)	(42,424)

Cash flows from financing activities:
Proceeds from exercise of share-based awards	—	1
Taxes withheld and paid related to net share settlement of equity awards	(698)	(834)
Repurchase of Common Stock	(4,623)	(7,216)
Payment of cash dividends	(4,537)	(4,541)
Net cash used in financing activities	(9,858)	(12,590)

Effect of exchange rate changes	(1,254)	445

Net decrease in cash, cash equivalents and short-term investments	(34,807)	(1,828)
Cash, cash equivalents and short-term investments at beginning of period	512,868	474,838
Cash, cash equivalents and short-term investments at end of period	$478,061	$473,010

Supplemental disclosure of cash flow information:
Non-cash capital expenditures	$6,904	$5,961

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

It is suggested that these Consolidated Financial Statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 28, 2021. There have been no material changes in the accounting policies followed by the Company during the current fiscal year other than the adoption of recent accounting pronouncements discussed in Note 2. Results for an interim period are not indicative of any future interim periods or for an entire fiscal year.

2. Recent Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued updated guidance to modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. This guidance was effective for annual reporting periods ending after December 15, 2020 and was required to be applied on a retrospective basis with early adoption permitted. Accordingly, the standard was effective for the Company on August 29, 2021. The Company’s adoption of this guidance on August 29, 2021 did not have a material impact on its financial statements or related disclosures.

In December 2019, the FASB issued updated guidance to simplify accounting for income taxes by removing certain exceptions and improving the consistent application of and simplifying U.S. GAAP in other areas of this topic. This guidance is effective for annual reporting periods, and any interim periods within those annual periods, that began after December 15, 2020 with early adoption permitted. The Company’s adoption of this guidance on August 29, 2021 did not have a material impact on its financial statements.

In October 2021, the FASB issued updated guidance to improve the accounting for acquired revenue contracts with customers in a business combination. This guidance will be effective for annual reporting periods, and any interim periods within those annual periods, that begin after December 15, 2023 and will be required to be applied on a prospective basis with early adoption permitted. Accordingly, the standard will be effective for the Company on September 1, 2024. The Company is currently evaluating the impact that this guidance will have on its financial statements and related disclosures.

In November 2021, the FASB issued updated guidance to increase the transparency of government assistance, including the disclosure of the types of assistance, an entity’s accounting for the assistance and the effect of the assistance on an entity’s financial statements. This guidance will be effective for annual reporting periods that begin after December 15, 2021 and will be required to be applied on a prospective basis with early adoption permitted. Accordingly, the standard will be effective for the Company on August 28, 2022. The Company is currently evaluating the impact that this guidance will have on its financial statements and related disclosures.

3. Revenue Recognition

The following table presents the Company’s revenues for the thirteen weeks ended November 27, 2021 and November 28, 2020, respectively, disaggregated by service type:

	Thirteen Weeks Ended
	November 27, 2021		November 28, 2020
(In thousands, except percentages)	Revenues	% of Revenues	Revenues	% of Revenues
Core Laundry Operations	$428,846	88.2%	$393,190	88.0%
Specialty Garments	39,484	8.1%	38,134	8.5%
First Aid	17,834	3.7%	15,529	3.5%
Total Revenues	$486,164	100.0%	$446,853	100.0%

See Note 16 “Segment Reporting” for additional details of segment definitions.

Revenue Recognition Policy

During the thirteen weeks ended November 27, 2021 and November 28, 2020, approximately 91.2% and 91.0%, respectively, of the Company’s revenues were derived from fees for route servicing in our Core Laundry Operations, Specialty Garments, and First Aid segments performed by the Company’s employees at the customer’s location of business. Revenues from the Company’s route

UniFirst Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

servicing customer contracts represent a single performance obligation. The Company recognizes these revenues over time as services are performed based on the nature of services provided and contractual rates (input method). Certain of the Company’s customer contracts, primarily within the Company’s Core Laundry Operations, include pricing terms and conditions that include components of variable consideration. The variable consideration is typically in the form of consideration due to customer-based performance metrics specified within the contract. Specifically, some contracts contain discounts or rebates that the customer can earn through the achievement of specified volume levels. Each component of variable consideration is earned based on the Company’s actual performance during the measurement period specified within the contract. To determine the transaction price, the Company estimates the variable consideration using the most likely amount method, based on the specific contract provisions and known performance results during the relevant measurement period. When determining if variable consideration should be constrained, the Company considers whether factors outside its control could result in a significant reversal of revenue. In making these assessments, the Company considers the likelihood and magnitude of a potential reversal. The Company’s performance period generally corresponds with the monthly invoice period. No significant constraints on the Company’s revenue recognition were applied during the thirteen weeks ended November 27, 2021 and November 28, 2020. The Company reassesses these estimates during each reporting period. The Company maintains a liability for these discounts and rebates within accrued liabilities on the consolidated balance sheets. Variable consideration also includes consideration paid to a customer at the beginning of a contract. The Company capitalizes this consideration and amortizes it over the life of the contract as a reduction to revenue in accordance with the updated accounting guidance for revenue recognition. These assets are included in other assets on the consolidated balance sheets.

Costs to Obtain a Contract

The Company defers commission expenses paid to its employee-partners when the commissions are deemed to be incremental for obtaining the route servicing customer contract. The deferred commissions are amortized on a straight-line basis over the expected period of benefit. The Company reviews the deferred commission balances for impairment on an ongoing basis. Deferred commissions are classified as current or non-current based on the timing of when the Company expects to recognize the expense. The current portion is included in prepaid expenses and other current assets and the non-current portion is included in other assets on the Company’s consolidated balance sheets. As of November 27, 2021, the current and non-current assets related to deferred commissions totaled $14.6 million and $62.6 million, respectively. As of August 28, 2021, the current and non-current assets related to deferred commissions totaled $14.2 million and $60.6 million, respectively. During the thirteen weeks ended November 27, 2021 and November 28, 2020, the Company recorded $3.8 million and $3.5 million, respectively, of amortization expense related to deferred commissions. This expense is classified in selling and administrative expenses on the consolidated statements of income.

4. Acquisitions

During the thirteen weeks ended November 27, 2021, the Company completed four business acquisitions with an aggregate purchase price of approximately $0.5 million, all of which was assigned to intangible assets. The results of operations of these acquisitions have been included in the Company’s consolidated financial results since their respective acquisition dates. These acquisitions were not significant in relation to the Company’s consolidated financial results and, therefore, pro-forma financial information has not been presented.

5. Fair Value Measurements

The assets or liabilities measured at fair value on a recurring basis are summarized in the tables below (in thousands):

	As of November 27, 2021
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents	$197,019	$—	$—	$197,019
Pension plan assets	—	3,718	—	3,718
Foreign currency forward contracts	—	104	—	104
Total assets at fair value	$197,019	$3,822	$—	$200,841

UniFirst Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

	As of August 28, 2021
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents	$197,081	$—	$—	$197,081
Pension plan assets	—	3,795	—	3,795
Foreign currency forward contracts	—	41	—	41
Total assets at fair value	$197,081	$3,836	$—	$200,917

The Company’s cash equivalents listed above represent money market securities and are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The Company does not adjust the quoted market price for such financial instruments.

The Company’s pension plan assets listed above represent guaranteed deposit accounts that are maintained and operated by Prudential Retirement Insurance and Annuity Company (“PRIAC”). All assets are merged with the general assets of PRIAC and are invested predominantly in privately placed securities and mortgages. At the beginning of each calendar year, PRIAC notifies the Company of the annual rates of interest which will be applied to the amounts held in the guaranteed deposit account during the next calendar year. In determining the interest rate to be applied, PRIAC considers the investment performance of the underlying assets of the prior year; however, regardless of the investment performance, the Company is contractually guaranteed a minimum rate of return. As such, the Company’s pension plan assets are included within Level 2 of the fair value hierarchy.

The Company’s foreign currency forward contracts represent contracts the Company has entered into to exchange Canadian dollars for U.S. dollars at fixed exchange rates in order to manage its exposure related to the certain forecasted Canadian dollar denominated sales of one of its subsidiaries. These contracts are included in prepaid expenses and other current assets and other long-term assets as of November 27, 2021 and August 28, 2021. The fair value of the forward contracts is based on similar exchange traded derivatives and are, therefore, included within Level 2 of the fair value hierarchy.

6. Derivative Instruments and Hedging Activities

As of November 27, 2021, the Company had forward contracts with a notional value of approximately 11.5 million CAD outstanding and recorded the fair value of the contracts of $0.1 million in prepaid expenses and other current assets and other long-term assets with a corresponding gain in accumulated other comprehensive loss of $0.1 million, which was recorded net of tax. During the thirteen weeks ended November 27, 2021, the Company reclassified a nominal amount from accumulated other comprehensive loss to revenue, related to the derivative financial instruments. The gain on these forward contracts that resulted in a decrease to accumulated other comprehensive loss as of November 27, 2021 is expected to be reclassified to revenues prior to their maturity on February 25, 2022 and August 29, 2026, respectively.

7. Employee Benefit Plans

Defined Contribution Retirement Savings Plan

The Company has a defined contribution retirement savings plan with a 401(k) feature for all eligible U.S. and Canadian employees not under collective bargaining agreements. The Company matches a portion of the employee’s contribution and may make an additional contribution at its discretion. Contributions charged to expense under the plan for the thirteen weeks ended November 27, 2021 and November 28, 2020 were $5.5 million and $5.8 million, respectively.

Pension Plans and Supplemental Executive Retirement Plans

The Company maintains an unfunded Supplemental Executive Retirement Plan for certain eligible employees of the Company and one frozen non-contributory defined benefit pension plan. The amounts charged to expense related to these plans for the thirteen weeks ended November 27, 2021 and November 28, 2020 were $0.6 million and $0.8 million, respectively.

UniFirst Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

8. Income Per Share

The Company calculates income per share by allocating income to its unvested participating securities as part of its income per share calculations. The following table sets forth the computation of basic income per share using the two-class method for amounts attributable to the Company’s shares of Common Stock and Class B Common Stock (in thousands, except per share data):

	Thirteen Weeks Ended
	November 27, 2021	November 28, 2020
Net income available to shareholders	$33,705	$41,896
Allocation of net income for Basic:
Common Stock	$28,291	$35,171
Class B Common Stock	5,414	6,725
	$33,705	$41,896
Weighted average number of shares for Basic:
Common Stock	15,229	15,247
Class B Common Stock	3,643	3,643
	18,872	18,890
Income per share for Basic:
Common Stock	$1.86	$2.31
Class B Common Stock	$1.49	$1.85

The Company is required to calculate diluted income per share for Common Stock using the more dilutive of the following two methods:

•	The treasury stock method; or
•	The two-class method assuming a participating security is not exercised or converted.

For the thirteen weeks ended November 27, 2021 and November 28, 2020, the Company’s diluted income per share assumes the conversion of all vested Class B Common Stock into Common Stock and uses the two-class method for its unvested participating shares. The following tables set forth the computation of diluted income per share of Common Stock for the thirteen weeks ended November 27, 2021 and November 28, 2020 (in thousands, except per share data):

	Thirteen weeks ended November 27, 2021
	Earnings to Common Shareholders	Common Shares	Income Per Share
As reported - Basic	$28,291	15,229	$1.86
Add: effect of dilutive potential common shares
Share-Based Awards	—	154
Class B Common Stock	5,414	3,643
As reported – Diluted	$33,705	19,026	$1.77

	Thirteen weeks ended November 28, 2020
	Earnings to Common Shareholders	Common Shares	Income Per Share
As reported - Basic	$35,171	15,247	$2.31
Add: effect of dilutive potential common shares
Share-Based Awards	—	129
Class B Common Stock	6,725	3,643
As reported – Diluted	$41,896	19,019	$2.20

UniFirst Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Share-based awards that would result in the issuance of 11,119 shares of Common Stock were excluded from the calculation of diluted income per share for the thirteen weeks ended November 27, 2021 because they were anti-dilutive. Share-based awards that would result in the issuance of 11,008 shares of Common Stock were excluded from the calculation of diluted income per share for the thirteen weeks ended November 28, 2020 because they were anti-dilutive.

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

The components of inventory as of November 27, 2021 and August 28, 2021 were as follows (in thousands):

	November 27, 2021	August 28, 2021
Raw materials	$24,203	$24,846
Work in process	2,422	4,703
Finished goods	131,486	114,042
Total inventories	$158,111	$143,591

10. Goodwill and Other Intangible Assets

When the Company acquires a business, the amount assigned to the tangible assets and liabilities and intangible assets acquired is based on their respective fair values determined as of the acquisition date. The excess of the purchase price over the tangible assets and liabilities and intangible assets is recorded as goodwill.

The changes in the carrying amount of goodwill are as follows (in thousands):

Balance as of August 28, 2021	$429,538
Goodwill recorded during the period	—
Other	(84)
Balance as of November 27, 2021	$429,454

Intangible assets, net in the Company’s consolidated balance sheets are as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
November 27, 2021
Customer contracts	$237,807	$190,604	$47,203
Software	75,614	41,836	33,778
Other intangible assets	36,826	35,140	1,686
	$350,247	$267,580	$82,667
August 28, 2021
Customer contracts	$237,384	$188,255	$49,129
Software	74,475	40,763	33,712
Other intangible assets	36,866	35,069	1,797
	$348,725	$264,087	$84,638

11. Asset Retirement Obligations

The Company recognizes asset retirement obligations in the period in which they are incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Company

UniFirst Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

continues to depreciate, on a straight-line basis, the amount added to property, plant and equipment and recognizes accretion expense in connection with the discounted liability over the various remaining lives which range from approximately 1 to 23 years.

A reconciliation of the Company’s asset retirement liability for the thirteen weeks ended November 27, 2021 was as follows (in thousands):

November 27, 2021
Beginning balance as of August 28, 2021	$14,887
Accretion expense	246
Effect of exchange rate changes	(144)
Balance as of November 27, 2021	$14,989

Asset retirement obligations are included in long-term accrued liabilities in the Company’s consolidated balance sheets.

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

The following table presents the operating lease cost and information related to the operating lease right-of-use assets, net and operating lease liabilities for the thirteen weeks ended November 27, 2021:

(In thousands, except lease term and discount rate)
Lease cost
Operating lease costs including short-term lease expense and variable lease costs, which were immaterial in the period	$5,237

Operating cash flow impacts
Cash paid for amounts included in the measurement of operating lease liabilities	$3,701
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	$5,539
Weighted-average remaining lease term - operating leases	4.34
Weighted-average discount rate - operating leases	1.96%

UniFirst Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The contractual future minimum lease payments of the Company's operating lease liabilities by fiscal year are as follows as of November 27, 2021:

(In thousands)
2022 (remaining nine months)	$2,043
2023	14,271
2024	11,262
2025	7,631
2026	5,341
Thereafter	6,781
Total payments	47,329
Less interest	(1,768)
Total present value of lease payments	$45,561

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

The Company has accrued certain costs related to certain sites, including but not limited to sites in Woburn and Somerville, Massachusetts, as it has been determined that the costs are probable and can be reasonably estimated. The Company, together with multiple other companies, is party to a consent decree related to its property and parcels of land (the “Central Area”) at a site in Woburn, Massachusetts. The United States Environmental Protection Agency (the “EPA”) has provided the Company and other signatories to the consent decree with comments on the design and implementation of groundwater and soil remedies at the Woburn site and investigation of environmental conditions in the Central Area. The consent decree does not address any remediation work that may be required in the Central Area. The Company, and other signatories, have implemented and proposed to do additional work at the Woburn site but many of the EPA’s comments remain to be resolved. The Company has accrued costs to perform certain work responsive to the EPA’s comments. Additionally, the Company has implemented mitigation measures and continues to monitor environmental conditions at the Somerville, Massachusetts site. The Company has agreed to undertake additional actions responsive to a notice of audit findings from the Massachusetts Department of Environmental Protection concerning a regulatory submittal that the Company made in 2009 for a portion of the site.  The Company has received demands from the local transit authority for reimbursement of certain costs associated with its construction of a new municipal transit station in the area of the Somerville site. This station is part of an ongoing extension of the transit system. The Company has reserved for costs in connection with this matter; however, in light of the uncertainties associated with this matter, these costs and the related reserve may change.

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

There is usually a range of reasonable estimates of the costs associated with each site. In accordance with U.S. GAAP, the Company’s accruals reflect the amount within the range that it believes is the best estimate or the low end of a range of estimates if no point within the range is a better estimate. Where it believes that both the amount of a particular liability and the timing of the payments are reliably determinable, the Company adjusts the cost in current dollars using a rate of 3% for inflation until the time of expected payment and discounts the cost to present value using current risk-free interest rates. As of November 27, 2021, the risk-free interest rates utilized by the Company ranged from 0.81% to 1.89%.

For environmental liabilities that have been discounted, the Company includes interest accretion, based on the effective interest method, in selling and administrative expenses on the Company’s consolidated statements of income. The changes to the Company’s environmental liabilities for the thirteen weeks ended November 27, 2021 were as follows (in thousands):

November 27, 2021
Balance as of August 28, 2021	$32,859
Revisions in estimates	—
Costs incurred for which reserves have been provided	(374)
Insurance proceeds	41
Interest accretion	149
Changes in discount rates	160
Balance as of November 27, 2021	$32,835

Anticipated payments and insurance proceeds of currently identified environmental remediation liabilities as of November 27, 2021, for the next five fiscal years and thereafter, as measured in current dollars, are reflected below.

(In thousands)	2022	2023	2024	2025	2026	Thereafter	Total
Estimated costs – current dollars	$12,116	$2,530	$2,080	$1,366	$1,129	$12,712	$31,933
Estimated insurance proceeds	(169)	(159)	(173)	(159)	(173)	(380)	(1,213)
Net anticipated costs	$11,947	$2,371	$1,907	$1,207	$956	$12,332	$30,720
Effect of inflation							8,061
Effect of discounting							(5,946)
Balance as of November 27, 2021							$32,835

Estimated insurance proceeds are primarily received from an annuity received as part of a legal settlement with an insurance company. Annual proceeds of approximately $0.3 million are deposited into an escrow account which funds remediation and monitoring costs for two sites related to former operations in Williamstown, Vermont. Annual proceeds received but not expended in the current year accumulate in this account and may be used in future years for costs related to this site through the year 2027. As of November 27, 2021, the balance in this escrow account, which is held in a trust and is not recorded in the Company’s consolidated balance sheet, was approximately $4.7 million. Also included in estimated insurance proceeds are amounts the Company is entitled to receive pursuant to legal settlements as reimbursements from three insurance companies for estimated costs at the site in Uvalde, Texas.

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

Effective tax rate

The Company’s effective tax rate for the thirteen weeks ended November 27, 2021 was 24.6% as compared to 25.0% for the corresponding period in the prior year. The decrease in the effective tax rate for the thirteen weeks ended November 27, 2021 as compared to the corresponding period in the prior year was due primarily to an increased tax benefit related to the foreign derived intangible income deduction during the thirteen weeks ended November 27, 2021.

Uncertain tax positions

The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense, which is consistent with the recognition of these items in prior reporting periods. During the thirteen weeks ended November 27, 2021, there was a net increase in unrecognized tax position of $0.5 million related to existing reserves.

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

14. Long-Term Debt

On March 26, 2021, the Company entered into an amended and restated $175.0 million unsecured revolving credit agreement (the “2021 Credit Agreement”) with a syndicate of banks, which matures on March 26, 2026. The 2021 Credit Agreement amended and restated the Company’s prior credit agreement, which was scheduled to mature on April 11, 2021. Under the 2021 Credit Agreement, the Company is able to borrow funds at variable interest rates based on, at the Company’s election, the Eurodollar rate or a base rate, plus in each case a spread based on the Company’s consolidated funded debt ratio. Availability of credit requires compliance with certain financial and other covenants, including a maximum consolidated funded debt ratio and minimum consolidated interest coverage ratio as defined in the 2021 Credit Agreement. The Company tests its compliance with these financial covenants on a fiscal quarterly basis. As of November 27, 2021, the interest rates applicable to the Company’s borrowings under the 2021 Credit Agreement would be calculated as LIBOR plus 1.00% at the time of the respective borrowing. As of November 27, 2021, the Company had no outstanding borrowings and had outstanding letters of credit amounting to $67.5 million, leaving $107.5 million available for borrowing under the 2021 Credit Agreement.

As of November 27, 2021, the Company was in compliance with all covenants under the 2021 Credit Agreement.

UniFirst Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

15. Accumulated Other Comprehensive Loss

The changes in each component of accumulated other comprehensive loss, net of tax, for the thirteen weeks ended November 27, 2021 and November 28, 2020 were as follows (in thousands):

	Thirteen weeks ended November 27, 2021
	Foreign Currency Translation	Pension- related (1)	Derivative Financial Instruments (1)	Total Accumulated Other Comprehensive Loss
Balance as of August 28, 2021	$(17,801)	$(7,066)	$31	$(24,836)
Other comprehensive income (loss) before reclassification	(2,799)	—	85	(2,714)
Amounts reclassified from accumulated other comprehensive loss	—	—	(38)	(38)
Net current period other comprehensive (loss) income	(2,799)	—	47	(2,752)
Balance as of November 27, 2021	$(20,600)	$(7,066)	$78	$(27,588)

	Thirteen weeks ended November 28, 2020
	Foreign Currency Translation	Pension- related (1)	Derivative Financial Instruments (1)	Total Accumulated Other Comprehensive Loss
Balance as of August 29, 2020	$(22,009)	$(10,026)	$65	$(31,970)
Other comprehensive income (loss) before reclassification	1,310	—	(10)	1,300
Amounts reclassified from accumulated other comprehensive loss	—	—	(11)	(11)
Net current period other comprehensive (loss) income	1,310	—	(21)	1,289
Balance as of November 28, 2020	$(20,699)	$(10,026)	$44	$(30,681)
(1)	Amounts are shown net of tax

Amounts reclassified from accumulated other comprehensive loss, net of tax, for the thirteen weeks ended November 27, 2021 and November 28, 2020 were as follows (in thousands):

	Thirteen weeks ended
	November 27, 2021	November 28, 2020
Derivative financial instruments, net:
Forward contracts (b)	$(38)	$(11)
Total, net of tax	(38)	(11)

Total amounts reclassified, net of tax	$(38)	$(11)

(a)	Amounts included in selling and administrative expenses in the consolidated statements of income.
(b)	Amounts included in revenues in the consolidated statements of income.

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

UniFirst Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

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

The Corporate operating segment consists of costs associated with the Company’s distribution center, sales and marketing, information systems, engineering, procurement, supply chain, accounting and finance, human resources, other general and administrative costs and interest expense. The revenues generated from the Corporate operating segment represent certain direct sales made by the Company directly from its distribution center. The products sold by this operating segment are the same products rented and sold by the U.S. and Canadian Rental and Cleaning reporting segment. No assets or capital expenditures are allocated to this operating segment in the information reviewed by the chief executive officer. However, depreciation and amortization expense related to certain assets are reflected in operating income and income before income taxes for the Corporate operating segment. The assets that give rise to this depreciation and amortization are included in the total assets of the U.S. and Canadian Rental and Cleaning reporting segment as this is how they are tracked and reviewed by the Company. The majority of expenses accounted for within the Corporate segment relate to costs of the U.S. and Canadian Rental and Cleaning segment, with the remainder of the costs relating to the Specialty Garment and First Aid segments.

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

The Company refers to the U.S. and Canadian Rental and Cleaning, MFG, and Corporate reporting segments combined as its “Core Laundry Operations,” which is included as a subtotal in the following table (in thousands):

Thirteen weeks ended	U.S. and Canadian Rental and Cleaning	MFG	Net Interco MFG Elim	Corporate	Subtotal Core Laundry Operations	Specialty Garments	First Aid	Total
November 27, 2021
Revenues	$420,053	$90,725	$(90,725)	$8,793	$428,846	$39,484	$17,834	$486,164
Operating income (loss)	$73,925	$24,025	$(7,599)	$(53,844)	$36,507	$8,629	$(346)	$44,790
Interest (income) expense, net	$(666)	$—	$—	$18	$(648)	$—	$—	$(648)
Income (loss) before taxes	$74,570	$23,966	$(7,599)	$(53,990)	$36,947	$8,105	$(350)	$44,702
November 28, 2020
Revenues	$386,158	$59,082	$(59,082)	$7,032	$393,190	$38,134	$15,529	$446,853
Operating income (loss)	$74,840	$19,810	$(994)	$(44,786)	$48,870	$7,159	$13	$56,042
Interest (income) expense, net	$(693)	$—	$—	$125	$(568)	$—	$—	$(568)
Income (loss) before taxes	$75,542	$19,674	$(994)	$(45,383)	$48,839	$7,008	$14	$55,861

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

On January 2, 2019, the Company’s Board of Directors approved a share repurchase program (the “2019 Share Repurchase Program”) authorizing the Company to repurchase from time to time up to $100.0 million of its outstanding shares of Common Stock. On October 18, 2021, the Company’s Board of Directors authorized a new share repurchase program (the “2021 Share Repurchase Program” and, together with the 2019 Share Repurchase Program, the “Share Repurchase Programs”) to repurchase from time to time up to $100.0 million of our outstanding shares of Common Stock, inclusive of the amount which remained available under the existing share repurchase program approved on January 2, 2019. Repurchases made under the new program, if any, will be made in either the open market or in privately negotiated transactions. The timing, manner, price and amount of any repurchases will depend on a variety of factors, including economic and market conditions, the Company stock price, corporate liquidity requirements and priorities, applicable legal requirements and other factors. The share repurchase program will be funded using the Company’s available cash or capacity under its 2021 Credit Agreement and may be suspended or discontinued at any time. During the thirteen weeks ended November 27, 2021, the Company repurchased 22,750 shares for an average price per share of $209.73 under the Share Repurchase Programs. During the thirteen weeks ended November 28, 2020, the Company repurchased 41,000 shares for an average price per share of $176.01 under the 2019 Share Repurchase Program. As of November 27, 2021, the Company had $97.3 million remaining to repurchase under the 2021 Share Repurchase Program.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and any documents incorporated by reference may contain forward-looking statements within the meaning of the federal securities laws. Forward-looking statements contained in this Quarterly Report on Form 10-Q and any documents incorporated by reference are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words such as “estimates,” “anticipates,” “projects,” “plans,” “expects,” “intends,” “believes,” “seeks,” “could,” “should,” “may,” “will,” “strategy,” “objective,” “assume,” “strive,” or the negative versions thereof, and similar expressions and by the context in which they are used. Such forward-looking statements are based upon our current expectations and speak only as of the date made. Such statements are highly dependent upon a variety of risks, uncertainties and other important factors that could cause actual results to differ materially from those reflected in such forward-looking statements. Such factors include, but are not limited to, uncertainties caused by adverse economic conditions, including, without limitation, as a result of extraordinary events or circumstances such as the COVID-19 pandemic, and their impact on our customers’ businesses and workforce levels, disruptions of our business and operations, including limitations on, or closures of, our facilities, or the business and operations of our customers or suppliers in connection with extraordinary events or circumstances such as the COVID-19 pandemic, uncertainties regarding our ability to consummate and successfully integrate acquired businesses, uncertainties regarding any existing or newly-discovered expenses and liabilities related to environmental compliance and remediation, any adverse outcome of pending or future contingencies or claims, our ability to compete successfully without any significant degradation in our margin rates, seasonal and quarterly fluctuations in business levels, our ability to preserve positive labor relationships and avoid becoming the target of corporate labor unionization campaigns that could disrupt our business, the effect of currency fluctuations on our results of operations and financial condition, our dependence on third parties to supply us with raw materials, which such supply could be severely disrupted as a result of extraordinary events or circumstances such as the COVID-19 pandemic, any loss of key management or other personnel, increased costs as a result of any changes in federal or state laws, rules and regulations or governmental interpretation of such laws, rules and regulations, uncertainties regarding the price levels of natural gas, electricity, fuel and labor, the negative effect on our business from sharply depressed oil and natural gas prices, including, without limitation, as a result of extraordinary events or circumstances such as the COVID-19 pandemic, the continuing increase in domestic healthcare costs, increased workers’ compensation claim costs, increased healthcare claim costs, including as a result of extraordinary events or circumstances such as the COVID-19 pandemic, our ability to retain and grow our customer base, demand and prices for our products and services, fluctuations in our Specialty Garments business, political instability, supply chain disruption or infection among our employees in Mexico and Nicaragua where our principal garment manufacturing plants are located, including, without limitation, as a result of extraordinary events or circumstances such as the COVID-19 pandemic, our ability to properly and efficiently design, construct, implement and operate a new customer relationship management (“CRM”) computer system, interruptions or failures of our information technology systems, including as a result of cyber-attacks, additional professional and internal costs necessary for compliance with any changes in Securities and Exchange Commission, New York Stock Exchange and accounting rules, strikes and unemployment levels, our efforts to evaluate and potentially reduce internal costs, economic and other developments associated with the war on terrorism and its impact on the economy, the impact of foreign trade policies and tariffs or other impositions on imported goods on our business, results of operations and financial condition, general economic conditions, our ability to successfully implement our business strategies and processes, including our capital allocation strategies and the other factors described under “Part I, Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended August 28, 2021 and in our other filings with the Securities and Exchange Commission, including, without limitation, under “Part II, Item 1A. Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. We undertake no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made.

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

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, the most important and pervasive accounting policies used and areas most sensitive to material changes from external factors. The critical accounting estimates that we believe affect our more significant judgments and estimates used in the preparation of our Consolidated Financial Statements presented in this report are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended August 28, 2021.

COVID-19 Assessment

The global COVID-19 pandemic continues to impact the countries in which we operate. Developments continue to occur rapidly, including the recent emergence and spread of new COVID-19 variants. Our revenues in the first half of fiscal 2021 were significantly adversely impacted as a result of many customers closing their businesses or operating at limited capacities. If customers were to again be forced to close or limit operations as new COVID-19 outbreaks occur, any such closures or reductions in operating levels could have a significant adverse impact on our business. At times during the pandemic, we have also experienced supply chain disruptions with respect to certain products, including hand sanitizer and masks. Such disruptions continue to occur but have moderated to some extent more recently.

We remain focused on the safety and well-being of our team partners and on the service of our customers. We will continue to review and assess the rapidly-changing COVID-19 pandemic and its impacts on our team partners, our customers, our suppliers and our business so that we can seek to address the impacts on our business and service our customers.

We have assessed the current impact of COVID-19 on our consolidated financial condition, results of operations, and cash flows, as well as our estimates and accounting policies. We have made additional disclosures of these assessments, as necessary. Given the unprecedented nature of this situation, including the emergence of new COVID-19 variants, we cannot reasonably estimate the full extent or duration of the impact COVID-19 will have on our consolidated financial condition, results of operations, and cash flows in the foreseeable future. The ultimate impact of COVID-19 on the Company is highly uncertain and will depend on future developments, and such impacts could exist for an extended period of time, even after the COVID-19 pandemic subsides.

As of November 27, 2021, our cash, cash equivalents, and short-term investments were $478.1 million. We also have access to significant borrowing capacity under our unsecured revolving credit facility, which we believe, together with our cash balances, will continue to help us manage the impacts of the COVID-19 pandemic on our business and address related liquidity needs.

Please see “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended August 28, 2021 for an additional discussion of risks and potential risks of the COVID-19 pandemic on our business, financial condition and results of operations.

Results of Operations

The following table presents certain selected financial data, including the percentage of revenues represented by each item, for the thirteen weeks ended November 27, 2021 and November 28, 2020.

	Thirteen weeks ended
(In thousands, except percentages)	November 27, 2021	% of Revenues	November 28, 2020	% of Revenues	% Change
Revenues	$486,164	100.0%	$446,853	100.0%	8.8%
Operating expenses:
Cost of revenues (1)	310,130	63.8	275,800	61.7	12.4
Selling and administrative expenses (1)	104,388	21.5	88,703	19.9	17.7
Depreciation and amortization	26,856	5.5	26,308	5.9	2.1
Total operating expenses	441,374	90.8	390,811	87.5	12.9
Operating income	44,790	9.2	56,042	12.5	(20.1)
Other expense, net	88	0.0	181	0.0	(51.4)
Income before income taxes	44,702	9.2	55,861	12.5	(20.0)
Provision for income taxes	10,997	2.3	13,965	3.1	(21.3)
Net income	$33,705	6.9%	$41,896	9.4%	(19.6)%

(1)	Exclusive of depreciation on our property, plant and equipment and amortization on our intangible assets.

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

In fiscal 2018, we initiated a multiyear CRM project to further develop, implement and deploy a third-party application we licensed. This new solution improves functionality, capability and information flow as well as increases automation in servicing our customers. As of November 27, 2021, we have capitalized $35.9 million related to this CRM project. We began deployment of our new CRM project during the second half of fiscal 2021 and anticipate this will continue through fiscal 2022 and 2023. We are depreciating this system over a 10-year life and recognized $0.7 million of amortization expense during the thirteen weeks ended November 27, 2021.

Thirteen weeks ended November 27, 2021 compared with thirteen weeks ended November 28, 2020

Revenues

(In thousands, except percentages)	November 27, 2021	November 28, 2020	Dollar Change	Percent Change
Core Laundry Operations	$428,846	$393,190	$35,656	9.1%
Specialty Garments	39,484	38,134	1,350	3.5%
First Aid	17,834	15,529	2,305	14.8%
Consolidated total	$486,164	$446,853	$39,311	8.8%

Core Laundry Operations’ revenues during the first quarter of fiscal 2022 increased compared to the prior year comparable period.  Core Laundry Operations’ organic growth, which adjusts for the estimated effect of acquisitions as well as fluctuations in the Canadian dollar, was 8.6%. This strong organic growth rate was primarily the result of customer reopenings, solid sales performance and improved customer retention in the first quarter of fiscal 2022 as well as efforts to share with our customers the cost increases that we are seeing in our business due to the current inflationary environment.

Specialty Garments revenues in the first quarter of fiscal 2022 increased compared to the prior year comparable period due primarily to growth in the cleanroom and European nuclear operations partially offset by a decrease in the US nuclear operations. Specialty Garments’ results are often affected by seasonality and the timing and length of its customers’ power reactor outages as well as its project-based activities.

First Aid revenues in the first quarter of fiscal 2022 increased compared to the prior year comparable period due to growth in both our van and wholesale distribution businesses.

Cost of Revenues

(In thousands, except percentages)	November 27, 2021	November 28, 2020	Dollar Change	Percent Change
Cost of revenues	$310,130	$275,800	$34,330	12.4%
% of Revenues	63.8%	61.7%

Core Laundry Operations’ cost of revenues as a percentage of revenues increased in the first quarter of fiscal 2022 as compared to the prior year comparable period. This increase was due primarily to higher merchandise, production payroll, energy and labor costs as a percentage of revenues. In addition, we had elevated expense related to internal use safety supplies compared to the prior year comparable period.

Specialty Garments cost of revenues as a percentage of revenues decreased in the first quarter of fiscal 2022 as compared to the prior year comparable period. This decrease was due primarily to lower merchandise and other production costs as percentages of revenue partially offset by higher production payroll and transportation costs as percentages of revenue.

Selling and Administrative Expenses

(In thousands, except percentages)	November 27, 2021	November 28, 2020	Dollar Change	Percent Change
Selling and administrative expenses	$104,388	$88,703	$15,685	17.7%
% of Revenues	21.5%	19.9%

Our selling and administrative costs increased as a percentage of revenues in the first quarter of fiscal 2022 as compared to the prior year comparable period due primarily to increased general and administrative payroll costs to advance our capabilities and costs directly attributable to our CRM, ERP and branding initiatives. Also contributing to the increase were increased healthcare claims, travel costs and indirect taxes.

Depreciation and Amortization

(In thousands, except percentages)	November 27, 2021	November 28, 2020	Dollar Change	Percent Change
Depreciation and amortization	$26,856	$26,308	$548	2.1%
% of Revenues	5.5%	5.9%

Depreciation and amortization expense increased in the first quarter of fiscal 2022 as compared to the prior year comparable period due primarily to continued investment in our infrastructure as well as our key technology initiatives. The higher expense includes amortization of $0.7 million for our new CRM project that we began to deploy in the second half of fiscal 2021.

Operating Income

For the thirteen weeks ended November 27, 2021 and November 28, 2020, changes in our revenues and costs as discussed above resulted in the following changes in our operating income and margin:

(In thousands, except percentages)	November 27, 2021	November 28, 2020	Dollar Change	Percent Change
Core Laundry Operations	$36,507	$48,870	$(12,363)	(25.3)%
Specialty Garments	8,629	7,159	1,470	20.5%
First Aid	(346)	13	(359)	(2761.5)%
Operating income	$44,790	$56,042	$(11,252)	(20.1)%
Operating income margin	9.2%	12.5%

Other Expense, net

(In thousands, except percentages)	November 27, 2021	November 28, 2020	Dollar Change	Percent Change
Interest income, net	$(648)	$(568)	$(80)	14.1%
Other expense, net	736	749	(13)	(1.7)%
Total other expense, net	$88	$181	$(93)	(51.4)%

Other expense, net during the first quarter of fiscal 2022 remained relatively consistent with the prior year comparable period.

Provision for Income Taxes

(In thousands, except percentages)	November 27, 2021	November 28, 2020	Dollar Change	Percent Change
Provision for income taxes	$10,997	$13,965	$(2,968)	(21.3)%
Effective income tax rate	24.6%	25.0%

The decrease in our effective tax rate for the first quarter of fiscal 2022 as compared to the prior year comparable period was due primarily to the impact of an increased tax benefit related to the foreign derived intangible income deduction.

Liquidity and Capital Resources

General

Cash, cash equivalents and short-term investments totaled $478.1 million as of November 27, 2021, an increase of $5.1 million from November 28, 2020 when the amount totaled $473.0 million. We generated $7.8 million and $52.7 million in cash from operating activities in the thirteen weeks ended November 27, 2021 and November 28, 2020, respectively.

Pursuant to share repurchase programs approved by our Board of Directors on January 2, 2019 and October 18, 2021, we repurchased 22,750 shares of our Common Stock for an aggregate of approximately $4.8 million during the thirteen weeks ended November 27, 2021, of which $4.6 million was paid during the period.

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

Sources and uses of cash flows for the thirteen weeks ended November 27, 2021 and November 28, 2020, respectively, are summarized as follows:

(In thousands, except percentages)	November 27, 2021	November 28, 2020	Percent Change
Net cash provided by operating activities	$7,822	$52,741	(85.2)%
Net cash used in investing activities	(31,517)	(42,424)	(25.7)%
Net cash used in financing activities	(9,858)	(12,590)	(21.7)%
Effect of exchange rate changes	(1,254)	445	(381.8)%
Net decrease in cash, cash equivalents and short-term investments	$(34,807)	$(1,828)	1804.1%

Net Cash Provided by Operating Activities

The net cash provided by operating activities during the thirteen weeks ended November 27, 2021 decreased as compared to the prior year comparable period due primarily to increases in inventories, rental merchandise in service and accounts receivable. Also contributing to the decrease were decreases in net income and accrued liabilities. The elevated inventories related to the ongoing supply chain disruption and the increased merchandise in service are attributable to our balance sheet position continuing to normalize coming out of the COVID-19 pandemic impacted period. The increase in rental merchandise in service and accounts receivable was due to the increased revenue from the economic recovery from the earlier impacts of the COVID-19 pandemic. The decrease in accrued liabilities was due primarily to $7.9 million of the employer portion of U.S. social security taxes that we elected to defer paying in the first quarter of fiscal 2021 under the U.S. CARES Act. These items causing a decrease to the net cash provided by operating activities were partially offset by a decrease in prepaid and accrued income taxes due primarily to overpayments of taxes made in fiscal 2021 that were applied to estimated tax payments in the first quarter of fiscal 2022.

Net Cash Used in Investing Activities

The net decrease in cash used in investing activities during the thirteen weeks ended November 27, 2021 was due primarily to lower capital expenditures and capitalization of software costs of $10.8 million.

Net Cash Used in Financing Activities

The decrease in net cash used in financing activities was due primarily to a $2.6 million decrease in the repurchase of Common Stock in the thirteen weeks ended November 27, 2021 compared to the prior year comparable period.

Long-Term Debt and Borrowing Capacity

On March 26, 2021, we entered into an amended and restated $175.0 million unsecured revolving credit agreement (the “2021 Credit Agreement”) with a syndicate of banks, which matures on March 26, 2026. The 2021 Credit Agreement amended and restated our prior credit agreement, which was scheduled to mature on April 11, 2021. Under the 2021 Credit Agreement, we are able to borrow funds at variable interest rates based on, at our election, the Eurodollar rate or a base rate, plus in each case a spread based on our consolidated funded debt ratio. Availability of credit requires compliance with certain financial and other covenants, including a maximum consolidated funded debt ratio and minimum consolidated interest coverage ratio as defined in the 2021 Credit Agreement. We test our compliance with these financial covenants on a fiscal quarterly basis. As of November 27, 2021, the interest rates applicable to our borrowings under the 2021 Credit Agreement would be calculated as LIBOR plus 1.00% at the time of the respective borrowing. As of November 27, 2021, we had no outstanding borrowings and had outstanding letters of credit amounting to $67.5 million, leaving $107.5 million available for borrowing under the 2021 Credit Agreement.

As of November 27, 2021, we were in compliance with all covenants under the 2021 Credit Agreement.

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

As of November 27, 2021, we had forward contracts with a notional value of approximately 11.5 million CAD outstanding and recorded the fair value of the contracts of $0.1 million in prepaid expenses and other current assets and other long-term assets with a corresponding gain in accumulated other comprehensive loss of $0.1 million, which was recorded net of tax. During the thirteen weeks ended November 27, 2021, we reclassified a nominal amount from accumulated other comprehensive income to revenue, related to the derivative financial instruments. The gain on these forward contracts that resulted in a decrease to accumulated other comprehensive loss as of November 27, 2021 is expected to be reclassified to revenues prior to their maturities on February 25, 2022 and August 29, 2026, respectively.

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

We have accrued certain costs related to certain sites, including but not limited to sites in Woburn and Somerville, Massachusetts, as it has been determined that the costs are probable and can be reasonably estimated. We, together with multiple other companies, are party to a consent decree related to our property and other parcels of land (the “Central Area”) at a site in Woburn, Massachusetts. The United States Environmental Protection Agency (the “EPA”) has provided us and other signatories to the consent decree with comments on the design and implementation of groundwater and soil remedies at the Woburn site and investigation of environmental conditions in the Central Area. The consent decree does not address any remediation work that may be required in the Central Area. We, and other signatories, have implemented and proposed to do additional work at the Woburn site but many of the EPA’s comments remain to be resolved. We have accrued costs to perform certain work responsive to the EPA’s comments. Additionally, we have implemented mitigation measures and continue to monitor environmental conditions at the Somerville, Massachusetts site. We have agreed to undertake additional actions responsive to a notice of audit findings from the Massachusetts Department of Environmental

Protection concerning a regulatory submittal that we made in 2009 for a portion of the site. We have received demands from the local transit authority for reimbursement of certain costs associated with its construction of a new municipal transit station in the area of the Somerville site. This station is part of an ongoing extension of the transit system. We have reserved for costs in connection with this matter; however, in light of the uncertainties associated with this matter, these costs and the related reserve may change.

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

There is usually a range of reasonable estimates of the costs associated with each site. In accordance with U.S. GAAP, our accruals represent the amount within the range that we believe is the best estimate or the low end of a range of estimates if no point within the range is a better estimate. When we believe that both the amount of a particular liability and the timing of the payments are reliably determinable, we adjust the cost in current dollars using a rate of 3% for inflation until the time of expected payment and discount the cost to present value using current risk-free interest rates. As of November 27, 2021, the risk-free interest rates we utilized ranged from 0.81% to 1.89%.

For environmental liabilities that have been discounted, we include interest accretion, based on the effective interest method, in selling and administrative expenses on the accompanying Consolidated Statements of Income. The changes to the amounts of our environmental liabilities for the thirteen weeks ended November 27, 2021 were as follows (in thousands):

November 27, 2021
Balance as of August 28, 2021	$32,859
Costs incurred for which reserves have been provided	(374)
Insurance proceeds	41
Interest accretion	149
Changes in discount rates	160
Balance as of November 27, 2021	$32,835

Anticipated payments and insurance proceeds relating to currently identified environmental remediation liabilities as of November 27, 2021, for the next five fiscal years and thereafter, as measured in current dollars, are reflected below.

(In thousands)	2022	2023	2024	2025	2026	Thereafter	Total
Estimated costs – current dollars	$12,116	$2,530	$2,080	$1,366	$1,129	$12,712	$31,933
Estimated insurance proceeds	(169)	(159)	(173)	(159)	(173)	(380)	(1,213)
Net anticipated costs	$11,947	$2,371	$1,907	$1,207	$956	$12,332	$30,720
Effect of inflation							8,061
Effect of discounting							(5,946)
Balance as of November 27, 2021							$32,835

Estimated insurance proceeds are primarily received from an annuity received as part of our legal settlement with an insurance company. Annual proceeds of approximately $0.3 million are deposited into an escrow account which funds remediation and monitoring costs for two sites related to our former operations in Williamstown, Vermont. Annual proceeds received but not expended in the current year accumulate in this account and may be used in future years for costs related to this site through the year 2027. As of November 27, 2021, the balance in this escrow account, which is held in a trust and is not recorded in our Consolidated Balance Sheet, was approximately $4.7 million. Also included in estimated insurance proceeds are amounts we are entitled to receive pursuant to legal settlements as reimbursements from three insurance companies for estimated costs at the site in Uvalde, Texas.

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

Off-Balance Sheet Arrangements

As of November 27, 2021, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Securities and Exchange Commission Regulation S-K.

Effects of Inflation

In general, we believe that our results of operations are not dependent on moderate changes in the inflation rate. Historically, we have been able to manage the impacts of more significant changes in inflation rates through our customer relationships, customer agreements that generally provide for price increases consistent with the rate of inflation and continued focus on improvements of operational productivity. However, the current inflationary environment has had a negative impact on our margins and we expect that it will continue to pressure our margins in future periods.

Contractual Obligations and Other Commercial Commitments

As of November 27, 2021, there were no material changes to our contractual obligations that were disclosed in our Annual Report on Form 10-K for the year ended August 28, 2021.

Recent Accounting Pronouncements

See Note 2, “Recent Accounting Pronouncements” to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for more information on recently implemented and issued accounting standards.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

We have determined that all of our foreign subsidiaries operate primarily in local currencies that represent the functional currencies of such subsidiaries. All assets and liabilities of our foreign subsidiaries are translated into U.S. dollars using the exchange rate prevailing at the balance sheet date. The effects of exchange rate fluctuations on the translation of assets and liabilities are recorded as a component of shareholders’ equity. Revenues and expenses are translated at the average exchange rates in effect during each month of the fiscal year. As such, our financial condition and operating results are affected by fluctuations in the value of the U.S. dollar as compared to currencies in foreign countries. Revenues denominated in currencies other than the U.S. dollar represented approximately 8.4% of total consolidated revenues for the thirteen weeks ended November 27, 2021. Total assets denominated in currencies other than the U.S. dollar represented approximately 6.9% and 7.0% of total consolidated assets as of November 27, 2021 and August 28, 2021. If exchange rates had increased or decreased by 10% from the actual rates in effect during the thirteen weeks ended November 27, 2021, our revenues would have increased or decreased by approximately $4.1 million and, respectively, and total assets as of November 27, 2021 would have increased or decreased by approximately $16.6 million.

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

As of November 27, 2021, we had forward contracts with a notional value of approximately 11.5 million CAD outstanding and recorded the fair value of the contracts of $0.1 million in prepaid expenses and other current assets and other long-term assets with a corresponding gain in accumulated other comprehensive loss of $0.1 million, which was recorded net of tax. During the thirteen weeks ended November 27, 2021, we reclassified a nominal amount from accumulated other comprehensive income to revenue, related to the derivative financial instruments. The gain on these forward contracts that resulted in a decrease to accumulated other comprehensive loss as of November 27, 2021 is expected to be reclassified to revenues prior to its maturity on February 25, 2022 and August 29, 2026, respectively.

Other than the forward contracts, discussed above, we do not operate a hedging program to mitigate the effect of a significant change in the value of the functional currencies of our foreign subsidiaries, which include the Canadian dollar, euro, British pound, Mexican peso and Nicaraguan cordoba, as compared to the U.S. dollar. Any losses or gains resulting from unhedged foreign currency transactions, including exchange rate fluctuations on intercompany accounts are reported as transaction losses (gains) in our other income, net. The intercompany payables and receivables are denominated in Canadian dollars, euros, British pounds, Mexican pesos and Nicaraguan cordobas. During the thirteen weeks ended November 27, 2021, transaction gains of $0.5 million were included in other expense, net. If exchange rates had increased or decreased by 10% during the thirteen weeks ended November 27, 2021, we would have recognized exchange gains or losses of approximately $0.2 million.

Please see “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended August 28, 2021 for an additional discussion of risks and potential risks of the COVID-19 pandemic on our business, financial performance and the market price of our Common Stock.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of fiscal year 2022 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended August 28, 2021, which could materially affect our business, financial condition, and future results. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and operating results. Except to the extent previously updated or to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors (including, without limitation, the matters discussed in Part I, Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations”), there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended August 28, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about repurchases of our equity securities during the thirteen weeks ended November 27, 2021:

	(a) Total Number of Shares of Stock Purchased(1)	(b) Average Price Paid per Share(1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs(1)
August 29, 2021-September 25, 2021	4,750	$224.33	4,750	$35,448,704
September 26, 2021 - October 23, 2021	5,000	$218.49	5,000	$99,894,783
October 24, 2021 - November 27, 2021	13,000	$185.00	13,000	$97,281,704
	22,750		22,750

(1)

On January 2, 2019, our Board of Directors approved a share repurchase program authorizing the Company to repurchase from time to time up to $100.0 million of our outstanding shares of common stock. On October 18, 2021, the Company’s Board of Directors authorized a new share repurchase program to repurchase from time to time up to $100.0 million of our outstanding shares of Common Stock, inclusive of the amount which remained available under the existing share repurchase program approved on January 2, 2019. Repurchases made under the new program, if any, will be made in either the open market or in privately negotiated transactions. The timing, manner, price and amount of any repurchase will depend on a variety of factors, including economic and market conditions, the Company stock price, corporate liquidity requirements and priorities, applicable legal requirements and other factors. The share repurchase program has been funded to date using our available cash and may be suspended or discontinued at any time.

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

99.1

Form of Stock Appreciation Right Award for eligible participants under the UniFirst Corporation Executive Employment Plan pursuant to the UniFirst Corporation Amended and Restated 2010 Stock Option and Incentive Plan (filed herewith).

99.2

Form of Restricted Stock Unit Award for eligible participants under the UniFirst Corporation Executive Employment Plan pursuant to the UniFirst Corporation Amended and Restated 2010 Stock Option and Incentive Plan (filed herewith).

99.3	Form of Stock Appreciation Right Award for employees (filed herewith).

99.4	Form of Restricted Stock Unit Award for employees (filed herewith).

99.5	Form of Stock Appreciation Right Award for Directors (filed herewith).

101.SCH	Inline XBRL Taxonomy Extension Schema Document (filed herewith).

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed herewith).

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith).

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101) (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UniFirst Corporation

January 6, 2022	By:	/s/ Steven S. Sintros
Steven S. Sintros
President and Chief Executive Officer

January 6, 2022	By:	/s/ Shane O’Connor
Shane O’Connor
Executive Vice President and Chief Financial Officer