Form 10-Q
period 2022-02-26
UNIFIRST CORP
filed 2022-04-07
CIK 717954

u

United States

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 26, 2022

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

The number of outstanding shares of UniFirst Corporation Common Stock and Class B Common Stock at April 1, 2022 were 15,180,541 and 3,626,009, respectively.

UniFirst Corporation

Quarterly Report on Form 10-Q

For the Quarter ended February 26, 2022

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Statements of Income

UniFirst Corporation and Subsidiaries

(Unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
(In thousands, except per share data)	February 26, 2022	February 27, 2021	February 26, 2022	February 27, 2021
Revenues	$486,696	$449,764	$972,860	$896,617
Operating expenses:
Cost of revenues (1)	324,816	289,455	634,946	565,255
Selling and administrative expenses (1)	112,406	93,329	216,794	182,032
Depreciation and amortization	26,861	26,287	53,717	52,595
Total operating expenses	464,083	409,071	905,457	799,882

Operating income	22,613	40,693	67,403	96,735
Other (income) expense:
Interest income, net	(751)	(863)	(1,399)	(1,431)
Other (income) expense, net	594	(584)	1,330	165
Total other income, net	(157)	(1,447)	(69)	(1,266)

Income before income taxes	22,770	42,140	67,472	98,001
Provision for income taxes	4,319	9,555	15,316	23,520
Net income	$18,451	$32,585	$52,156	$74,481
Income per share – Basic:
Common Stock	$1.02	$1.80	$2.88	$4.10
Class B Common Stock	$0.81	$1.44	$2.30	$3.28
Income per share – Diluted:
Common Stock	$0.97	$1.71	$2.75	$3.91
Income allocated to – Basic:
Common Stock	$15,492	$27,349	$43,792	$62,520
Class B Common Stock	$2,959	$5,236	$8,364	$11,961
Income allocated to – Diluted:
Common Stock	$18,451	$32,585	$52,156	$74,481
Weighted average shares outstanding – Basic:
Common Stock	15,210	15,223	15,225	15,235
Class B Common Stock	3,635	3,643	3,635	3,643
Weighted average shares outstanding – Diluted:
Common Stock	18,967	19,037	18,999	19,032

(1)	Exclusive of depreciation on the Company’s property, plant and equipment and amortization on its intangible assets.

The accompanying notes are an integral part of these

Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income

UniFirst Corporation and Subsidiaries

(Unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
(In thousands)	February 26, 2022	February 27, 2021	February 26, 2022	February 27, 2021
Net income	$18,451	$32,585	$52,156	$74,481
Other comprehensive income (loss):
Foreign currency translation adjustments	1,149	2,244	(1,650)	3,554
Change in fair value of derivatives, net of income taxes	(40)	(58)	45	(68)
Derivative financial instruments reclassified to earnings	(15)	2	(53)	(9)
Other comprehensive income (loss)	1,094	2,188	(1,658)	3,477
Comprehensive income	$19,545	$34,773	$50,498	$77,958

The accompanying notes are an integral part of these

Consolidated Financial Statements.

Consolidated Balance Sheets

UniFirst Corporation and Subsidiaries

(Unaudited)

(In thousands, except share and par value data)	February 26, 2022	August 28, 2021
Assets
Current assets:
Cash, cash equivalents and short-term investments	$425,887	$512,868
Receivables, less reserves of $12,569 and $11,122	237,237	208,331
Inventories	160,835	143,591
Rental merchandise in service	196,690	181,531
Prepaid taxes	9,475	16,580
Prepaid expenses and other current assets	48,743	40,891
Total current assets	1,078,867	1,103,792

Property, plant and equipment, net	627,924	617,719
Goodwill	457,718	429,538
Customer contracts, net	53,595	49,129
Other intangible assets, net	36,626	35,509
Deferred income taxes	565	580
Operating lease right-of-use assets, net	51,237	42,115
Other assets	106,064	102,683
Total assets	$2,412,596	$2,381,065

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$84,517	$81,356
Accrued liabilities	151,743	159,578
Accrued taxes	—	743
Operating lease liabilities, current	13,791	12,993
Total current liabilities	250,051	254,670

Accrued liabilities	134,263	134,085
Accrued and deferred income taxes	90,284	89,177
Operating lease liabilities	39,023	30,181
Total liabilities	513,621	508,113
Commitments and contingencies (Note 12)
Shareholders’ equity:
Preferred Stock, $1.00 par value; 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $0.10 par value; 30,000,000 shares authorized; 15,209,202 and 15,235,601 shares issued and outstanding as of February 26, 2022 and August 28, 2021, respectively	1,521	1,524
Class B Common Stock, $0.10 par value; 20,000,000 shares authorized; 3,626,009 and 3,643,009 shares issued and outstanding as of February 26, 2022 and August 28, 2021, respectively	363	364
Capital surplus	90,006	89,257
Retained earnings	1,833,579	1,806,643
Accumulated other comprehensive loss	(26,494)	(24,836)

Total shareholders’ equity	1,898,975	1,872,952

Total liabilities and shareholders’ equity	$2,412,596	$2,381,065

The accompanying notes are an integral part of these

Consolidated Financial Statements

Consolidated Statements of Shareholders’ Equity

UniFirst Corporation and Subsidiaries

(Unaudited)

(In thousands)	Common Shares	Class B Common Shares	Common Stock	Class B Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance, August 29, 2020	15,251	3,643	$1,525	$364	$86,645	$1,684,565	$(31,970)	$1,741,129
Net income	—	—	—	—	—	41,896	—	41,896
Change in fair value of derivatives	—	—	—	—	—	—	(21)	(21)
Foreign currency translation	—	—	—	—	—	—	1,310	1,310
Dividends declared Common Stock ($0.25 per share)	—	—	—	—	—	(3,806)	—	(3,806)
Dividends declared Class B Common Stock ($0.20 per share)	—	—	—	—	—	(729)	—	(729)
Repurchase of Common Stock	(41)	—	(4)	—	(223)	(6,989)	—	(7,216)
Share-based compensation, net (1)	—	—	—	—	788	—	—	788
Share-based awards exercised, net (2)	11	—	1	—	—	—	—	1
Balance, November 28, 2020	15,221	3,643	1,522	364	87,210	1,714,937	(30,681)	1,773,352
Net income	—	—	—	—	—	32,585	—	$32,585
Change in fair value of derivatives	—	—	—	—	—	—	(56)	(56)
Foreign currency translation	—	—	—	—	—	—	2,244	2,244
Dividends declared Common Stock ($0.25 per share)	—	—	—	—	—	(3,806)	—	(3,806)
Dividends declared Class B Common Stock ($0.20 per share)	—	—	—	—	—	(728)	—	(728)
Repurchase of Common Stock	(12)	—	(1)	—	(66)	(2,251)	—	(2,318)
Share-based compensation, net (1)	—	—	—	—	(165)	—	—	(165)
Share-based awards exercised, net (2)	21	—	2	—	—	—	—	2
Balance, February 27, 2021	15,230	3,643	$1,523	$364	$86,979	$1,740,737	$(28,493)	$1,801,110

(In thousands)	Common Shares	Class B Common Shares	Common Stock	Class B Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance, August 28, 2021	15,236	3,643	$1,524	$364	$89,257	$1,806,643	$(24,836)	$1,872,952
Net income	—	—	—	—	—	33,705	—	33,705
Change in fair value of derivatives	—	—	—	—	—	—	47	47
Foreign currency translation	—	—	—	—	—	—	(2,799)	(2,799)
Dividends declared Common Stock ($0.30 per share)	—	—	—	—	—	(4,566)	—	(4,566)
Dividends declared Class B Common Stock ($0.24 per share)	—	—	—	—	—	(874)	—	(874)
Repurchase of Common Stock	(23)	—	(2)	—	(124)	(4,645)	—	(4,771)
Share-based compensation, net (1)	—	—	—	—	1,207	—	—	1,207
Share-based awards exercised, net (2)	7	—	—	—	—	—	—	—
Balance, November 27, 2021	15,220	3,643	1,522	364	90,340	1,830,263	(27,588)	1,894,901
Net income	—	—	—	—	—	18,451	—	18,451
Change in fair value of derivatives	—	—	—	—	—	—	(55)	(55)
Foreign currency translation	—	—	—	—	—	—	1,149	1,149
Dividends declared Common Stock ($0.30 per share)	—	—	—	—	—	(4,561)	—	(4,561)
Dividends declared Class B Common Stock ($0.24 per share)	—	—	—	—	—	(870)	—	(870)
Repurchase of Common Stock	(53)	—	(5)	—	(286)	(9,704)	—	(9,995)
Share-based compensation, net (1)	—	—	—	—	(48)	—	—	(48)
Share-based awards exercised, net (2)	25	—	3	—	—	—	—	3
Shares converted	17	(17)	1	(1)	—	—	—	—
Balance, February 26, 2022	15,209	3,626	$1,521	$363	$90,006	$1,833,579	$(26,494)	$1,898,975

(1)	These amounts are shown net of any shares withheld by the Company to satisfy certain tax withholding obligations in connection with the vesting of certain restricted stock units.
(2)	These amounts are shown net of the effect of income taxes.

The accompanying notes are an integral part of these

Consolidated Financial Statements.

Consolidated Statements of Cash Flows

UniFirst Corporation and Subsidiaries

(Unaudited)

Twenty-six weeks ended (In thousands)	February 26, 2022	February 27, 2021
Cash flows from operating activities:
Net income	$52,156	$74,481
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	53,717	52,595
Amortization of deferred financing costs	82	56
Share-based compensation	4,961	3,266
Accretion on environmental contingencies	298	224
Accretion on asset retirement obligations	491	492
Deferred income taxes	1,733	847
Other	(6)	19
Changes in assets and liabilities, net of acquisitions:
Receivables, less reserves	(27,855)	(12,511)
Inventories	(17,189)	(4,287)
Rental merchandise in service	(13,317)	(338)
Prepaid expenses and other current assets and Other assets	(3,926)	2,267
Accounts payable	5,357	(1,923)
Accrued liabilities	(16,928)	11,460
Prepaid and accrued income taxes	5,319	1,368
Net cash provided by operating activities	44,893	128,016

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(42,325)	(7,018)
Capital expenditures, including capitalization of software costs	(60,178)	(66,855)
Proceeds from sale of assets	27	281
Net cash used in investing activities	(102,476)	(73,592)

Cash flows from financing activities:
Proceeds from exercise of share-based awards	3	3
Taxes withheld and paid related to net share settlement of equity awards	(3,803)	(2,643)
Repurchase of Common Stock	(14,766)	(9,534)
Payment of cash dividends	(9,976)	(9,069)
Net cash used in financing activities	(28,542)	(21,243)

Effect of exchange rate changes	(856)	1,544

Net increase (decrease) in cash, cash equivalents and short-term investments	(86,981)	34,725
Cash, cash equivalents and short-term investments at beginning of period	512,868	474,838
Cash, cash equivalents and short-term investments at end of period	$425,887	$509,563

Supplemental disclosure of cash flow information:
Non-cash capital expenditures	$4,581	$3,677

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

2. Recent Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued updated guidance to modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. This guidance was effective for annual reporting periods ending after December 15, 2020, and was required to be applied on a retrospective basis with early adoption permitted. Accordingly, the standard was effective for the Company on August 29, 2021. The Company’s adoption of this guidance on August 29, 2021 did not have a material impact on its financial statements or related disclosures.

In December 2019, the FASB issued updated guidance to simplify accounting for income taxes by removing certain exceptions and improving the consistent application of and simplifying U.S. GAAP in other areas of this topic. This guidance is effective for annual reporting periods, and any interim periods within those annual periods, that began after December 15, 2020, with early adoption permitted. The Company’s adoption of this guidance on August 29, 2021 did not have a material impact on its financial statements.

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

3. Revenue Recognition

The following table presents the Company’s revenues for the thirteen and twenty-six weeks ended February 26, 2022 and February 27, 2021, respectively, disaggregated by service type:

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
	February 26, 2022		February 27, 2021		February 26, 2022		February 27, 2021
(In thousands, except percentages)	Revenues	% of Revenues	Revenues	% of Revenues	Revenues	% of Revenues	Revenues	% of Revenues
Core Laundry Operations	$433,056	89.0%	$398,235	88.5%	$861,902	88.6%	$791,425	88.3%
Specialty Garments	35,538	7.3%	35,222	7.8%	75,022	7.7%	73,356	8.2%
First Aid	18,102	3.7%	16,307	3.6%	35,936	3.7%	31,836	3.6%
Total Revenues	$486,696	100.0%	$449,764	100.0%	$972,860	100.0%	$896,617	100.0%

See Note 16 “Segment Reporting” for additional details of segment definitions.

Revenue Recognition Policy

During the thirteen weeks ended February 26, 2022 and February 27, 2021, approximately 91.5% and 91.1%, respectively, of the Company’s revenues were derived from fees for route servicing of Core Laundry Operations, Specialty Garments, and First Aid segments performed by the Company’s employees at the customer’s location of business. During the twenty-six weeks ended February 26, 2022 and February 27, 2021, approximately 91.4% and 91.1%, respectively, of the Company’s revenues were derived from fees for route servicing of Core Laundry Operations, Specialty Garments, and First Aid segments performed by the Company’s

UniFirst Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

employees at the customer’s location of business. Revenues from the Company’s route servicing customer contracts represent a single performance obligation. The Company recognizes these revenues over time as services are performed based on the nature of services provided and contractual rates (input method). Certain of the Company’s customer contracts, primarily within the Company’s Core Laundry Operations, include pricing terms and conditions that include components of variable consideration. The variable consideration is typically in the form of consideration due to customer-based performance metrics specified within the contract. Specifically, some contracts contain discounts or rebates that the customer can earn through the achievement of specified volume levels. Each component of variable consideration is earned based on the Company’s actual performance during the measurement period specified within the contract. To determine the transaction price, the Company estimates the variable consideration using the most likely amount method, based on the specific contract provisions and known performance results during the relevant measurement period. When determining if variable consideration should be constrained, the Company considers whether factors outside its control could result in a significant reversal of revenue. In making these assessments, the Company considers the likelihood and magnitude of a potential reversal. The Company’s performance period generally corresponds with the monthly invoice period. No significant constraints on the Company’s revenue recognition were applied during the thirteen and twenty-six weeks ended February 26, 2022 and February 27, 2021. The Company reassesses these estimates during each reporting period. The Company maintains a liability for these discounts and rebates within accrued liabilities on the consolidated balance sheets. Variable consideration also includes consideration paid to a customer at the beginning of a contract. The Company capitalizes this consideration and amortizes it over the life of the contract as a reduction to revenue in accordance with the updated accounting guidance for revenue recognition. These assets are included in other assets on the consolidated balance sheets.

Costs to Obtain a Contract

The Company defers commission expenses paid to its employee-partners when the commissions are deemed to be incremental for obtaining the route servicing customer contract. The deferred commissions are amortized on a straight-line basis over the expected period of benefit. The Company reviews the deferred commission balances for impairment on an ongoing basis. Deferred commissions are classified as current or non-current based on the timing of when the Company expects to recognize the expense. The current portion is included in prepaid expenses and other current assets and the non-current portion is included in other assets on the Company’s consolidated balance sheets. As of February 26, 2022, the current and non-current assets related to deferred commissions totaled $14.7 million and $63.4 million, respectively. As of August 28, 2021, the current and non-current assets related to deferred commissions totaled $14.2 million and $60.6 million, respectively. During the thirteen weeks ended February 26, 2022 and February 27, 2021, the Company recorded $3.8 million and $3.6 million, respectively, of amortization expense related to deferred commissions. During the twenty-six weeks ended February 26, 2022 and February 27, 2021, the Company recorded $7.6 million and $7.1 million, respectively, of amortization expense related to deferred commissions. This expense is classified in selling and administrative expenses on the consolidated statements of income.

4. Acquisitions

During the twenty-six weeks ended February 26, 2022, the Company completed eight business acquisitions with an aggregate purchase price of approximately $43.7 million, which was primarily assigned to goodwill and intangible assets. The initial allocations of the purchase prices are incomplete with respect to certain assets acquired. The results of operations of these acquisitions have been included in the Company’s consolidated financial results since their respective acquisition dates. These acquisitions were not significant in relation to the Company’s consolidated financial results and, therefore, pro-forma financial information has not been presented.

5. Fair Value Measurements

The assets measured at fair value on a recurring basis are summarized in the tables below (in thousands):

	As of February 26, 2022
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents	$197,120	$—	$—	$197,120
Pension plan assets	—	3,594	—	3,594
Foreign currency forward contracts	—	31	—	31
Total assets at fair value	$197,120	$3,625	$—	$200,745

UniFirst Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

	As of August 28, 2021
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents	$197,081	$—	$—	$197,081
Pension plan assets	—	3,795	—	3,795
Foreign currency forward contracts	—	41	—	41
Total assets at fair value	$197,081	$3,836	$—	$200,917

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

The Company’s foreign currency forward contracts represent contracts the Company has entered into to exchange Canadian dollars for U.S. dollars at fixed exchange rates in order to manage its exposure related to the certain forecasted Canadian dollar denominated sales of one of its subsidiaries. These contracts are included in prepaid expenses and other current assets and other long-term assets as of February 26, 2022 and August 28, 2021. The fair value of the forward contracts is based on similar exchange traded derivatives and are, therefore, included within Level 2 of the fair value hierarchy.

6. Derivative Instruments and Hedging Activities

As of February 26, 2022, the Company had forward contracts with a notional value of approximately 8.1 million CAD outstanding and recorded the fair value of the contracts of a nominal amount in prepaid expenses and other current assets and other long-term assets with a corresponding nominal gain in accumulated other comprehensive loss, which was recorded net of tax. During the thirteen and twenty-six weeks ended February 26, 2022, the Company reclassified a nominal amount from accumulated other comprehensive loss to revenue, related to the derivative financial instruments. The gain on these forward contracts that resulted in a decrease to accumulated other comprehensive loss as of February 26, 2022 is expected to be reclassified to revenues prior to their maturity on August 29, 2026.

7. Employee Benefit Plans

Defined Contribution Retirement Savings Plan

The Company has a defined contribution retirement savings plan with a 401(k) feature for all eligible U.S. and Canadian employees not under collective bargaining agreements. The Company matches a portion of the employee’s contribution and may make an additional contribution at its discretion. Contributions charged to expense under the plan for the thirteen weeks ended February 26, 2022 and February 27, 2021 were $3.9 million and $4.3 million, respectively. Contributions charged to expense under the plan for the twenty-six weeks ended February 26, 2022 and February 27, 2021 were $9.5 million and $10.1 million, respectively.

Pension Plans and Supplemental Executive Retirement Plans

The Company maintains an unfunded Supplemental Executive Retirement Plan for certain eligible employees of the Company and one frozen non-contributory defined benefit pension plan. The amounts charged to expense related to these plans for the thirteen weeks ended February 26, 2022 and February 27, 2021 were $0.6 million and $0.8 million, respectively. The amounts charged to expense related to these plans for the twenty-six weeks ended February 26, 2022 and February 27, 2021 were $1.3 million and $1.5 million, respectively.

Nonqualified Deferred Compensation Plan

The Company adopted the UniFirst Corporation Deferred Compensation Plan (the “NQDC Plan”) effective on February 1, 2022. The NQDC Plan is an unfunded, nonqualified deferred compensation plan that allows eligible participants to voluntarily defer receipt of their salary and annual cash bonuses up to approved limits. In its discretion, the Company may credit one or more additional contributions to participant accounts. NQDC Plan participants who are not accruing benefits under the Supplemental Executive Retirement Plan are eligible to have discretionary annual employer contributions credited to their NQDC Plan accounts. All

UniFirst Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

participants are also eligible to have employer supplemental contributions and employer discretionary contributions credited to their NQDC Plan accounts. The amounts of such contributions may differ from year to year and from participant to participant. There were no employee or employer contributions charged to expense related to this plan for the thirteen or twenty-six weeks ended February 26, 2022.

8. Income Per Share

The Company calculates income per share by allocating income to its unvested participating securities as part of its income per share calculations. The following table sets forth the computation of basic income per share using the two-class method for amounts attributable to the Company’s shares of Common Stock and Class B Common Stock (in thousands, except per share data):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	February 26, 2022	February 27, 2021	February 26, 2022	February 27, 2021
Net income available to shareholders	$18,451	$32,585	$52,156	$74,481
Allocation of net income for Basic:
Common Stock	$15,492	$27,349	$43,792	$62,520
Class B Common Stock	2,959	5,236	8,364	11,961
	$18,451	$32,585	$52,156	$74,481
Weighted average number of shares for Basic:
Common Stock	15,210	15,223	15,225	15,235
Class B Common Stock	3,635	3,643	3,635	3,643
	18,845	18,866	18,860	18,878
Income per share for Basic:
Common Stock	$1.02	$1.80	$2.88	$4.10
Class B Common Stock	$0.81	$1.44	$2.30	$3.28

The Company is required to calculate diluted income per share for Common Stock using the more dilutive of the following two methods:

•	The treasury stock method; or
•	The two-class method assuming a participating security is not exercised or converted.

For the thirteen and twenty-six weeks ended February 26, 2022 and February 27, 2021, the Company’s diluted income per share assumes the conversion of all vested Class B Common Stock into Common Stock and uses the two-class method for its unvested participating shares. The following tables set forth the computation of diluted income per share of Common Stock for the thirteen and twenty-six weeks ended February 26, 2022 and February 27, 2021 (in thousands, except per share data):

	Thirteen weeks ended February 26, 2022			Twenty-six weeks ended February 26, 2022
	Earnings to Common Shareholders	Common Shares	Income Per Share	Earnings to Common Shareholders	Common Shares	Income Per Share
As reported - Basic	$15,492	15,210	$1.02	$43,792	15,225	$2.88
Add: effect of dilutive potential common shares
Share-Based Awards	—	122		—	139
Class B Common Stock	2,959	3,635		8,364	3,635
As reported – Diluted	$18,451	18,967	$0.97	$52,156	18,999	$2.75

	Thirteen weeks ended February 27, 2021			Twenty-six weeks ended February 27, 2021
	Earnings to Common Shareholders	Common Shares	Income Per Share	Earnings to Common Shareholders	Common Shares	Income Per Share
As reported - Basic	$27,349	15,223	$1.80	$62,520	15,235	$4.10
Add: effect of dilutive potential common shares
Share-Based Awards	—	171		—	154
Class B Common Stock	5,236	3,643		11,961	3,643
As reported – Diluted	$32,585	19,037	$1.71	$74,481	19,032	$3.91

UniFirst Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Share-based awards that would result in the issuance of 41,364 and 25,722 shares, respectively, of Common Stock were excluded from the calculation of diluted income per share for the thirteen and twenty-six weeks ended February 26, 2022 because they were anti-dilutive. Share-based awards that would result in the issuance of 2,379 and 11,566 shares, respectively, of Common Stock were excluded from the calculation of diluted income per share for the thirteen and twenty-six weeks ended February 27, 2021 because they were anti-dilutive.

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

The components of inventory as of February 26, 2022 and August 28, 2021 were as follows (in thousands):

	February 26, 2022	August 28, 2021
Raw materials	$26,830	$24,846
Work in process	3,252	4,703
Finished goods	130,753	114,042
Total inventories	$160,835	$143,591

10. Goodwill and Other Intangible Assets

When the Company acquires a business, the amount assigned to the tangible assets and liabilities and intangible assets acquired is based on their respective fair values determined as of the acquisition date. The excess of the purchase price over the tangible assets and liabilities and intangible assets is recorded as goodwill.

The changes in the carrying amount of goodwill are as follows (in thousands):

Balance as of August 28, 2021	$429,538
Goodwill recorded during the period	28,237
Other	(57)
Balance as of February 26, 2022	$457,718

Intangible assets, net in the Company’s consolidated balance sheets are as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
February 26, 2022
Customer contracts	$246,844	$193,249	$53,595
Software	77,295	42,942	34,353
Other intangible assets	37,585	35,312	2,273
	$361,724	$271,503	$90,221
August 28, 2021
Customer contracts	$237,384	$188,255	$49,129
Software	74,475	40,763	33,712
Other intangible assets	36,866	35,069	1,797
	$348,725	$264,087	$84,638

UniFirst Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

11. Asset Retirement Obligations

The Company recognizes asset retirement obligations in the period in which they are incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Company continues to depreciate, on a straight-line basis, the amount added to property, plant and equipment and recognizes accretion expense in connection with the discounted liability over the various remaining lives which range from approximately 1 to 22 years.

A reconciliation of the Company’s asset retirement liability for the twenty-six weeks ended February 26, 2022 was as follows (in thousands):

February 26, 2022
Beginning balance as of August 28, 2021	$14,887
Accretion expense	491
Effect of exchange rate changes	(154)
Balance as of February 26, 2022	$15,224

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

The following table presents the operating lease cost and information related to the operating lease right-of-use assets, net and operating lease liabilities for the twenty-six weeks ended February 26, 2022:

(In thousands, except lease term and discount rate)
Lease cost
Operating lease costs including short-term lease expense and variable lease costs, which were immaterial in the period	$10,904

Operating cash flow impacts
Cash paid for amounts included in the measurement of operating lease liabilities	$3,538
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	$14,552
Weighted-average remaining lease term - operating leases	4.23
Weighted-average discount rate - operating leases	1.95%

UniFirst Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The contractual future minimum lease payments of the Company's operating lease liabilities by fiscal year are as follows as of February 26, 2022:

(In thousands)
2022 (remaining six months)	$7,372
2023	13,971
2024	10,895
2025	8,297
2026	6,304
Thereafter	7,526
Total payments	54,365
Less interest	(1,551)
Total present value of lease payments	$52,814

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

There is usually a range of reasonable estimates of the costs associated with each site. In accordance with U.S. GAAP, the Company’s accruals reflect the amount within the range that it believes is the best estimate or the low end of a range of estimates if no point within the range is a better estimate. Where it believes that both the amount of a particular liability and the timing of the payments are reliably determinable, the Company adjusts the cost in current dollars using a rate of 3% for inflation until the time of expected payment and discounts the cost to present value using current risk-free interest rates. As of February 26, 2022, the risk-free interest rates utilized by the Company ranged from 1.76% to 2.37%.

For environmental liabilities that have been discounted, the Company includes interest accretion, based on the effective interest method, in selling and administrative expenses on the Company’s consolidated statements of income. The changes to the Company’s environmental liabilities for the twenty-six weeks ended February 26, 2022 were as follows (in thousands):

February 26, 2022
Balance as of August 28, 2021	$32,859
Revisions in estimates	—
Costs incurred for which reserves have been provided	(792)
Insurance proceeds	62
Interest accretion	298
Changes in discount rates	(1,057)
Balance as of February 26, 2022	$31,370

Anticipated payments and insurance proceeds of currently identified environmental remediation liabilities as of February 26, 2022, for the next five fiscal years and thereafter, as measured in current dollars, are reflected below.

(In thousands)	2022	2023	2024	2025	2026	Thereafter	Total
Estimated costs – current dollars	$11,699	$2,530	$2,080	$1,366	$1,129	$12,711	$31,515
Estimated insurance proceeds	(148)	(159)	(173)	(159)	(173)	(380)	(1,192)
Net anticipated costs	$11,551	$2,371	$1,907	$1,207	$956	$12,331	$30,323
Effect of inflation							8,210
Effect of discounting							(7,163)
Balance as of February 26, 2022							$31,370

Estimated insurance proceeds are primarily received from an annuity received as part of a legal settlement with an insurance company. Annual proceeds of approximately $0.3 million are deposited into an escrow account which funds remediation and monitoring costs for two sites related to former operations in Williamstown, Vermont. Annual proceeds received but not expended in the current year accumulate in this account and may be used in future years for costs related to this site through the year 2027. As of February 26, 2022, the balance in this escrow account, which is held in a trust and is not recorded in the Company’s consolidated balance sheet, was approximately $4.6 million. Also included in estimated insurance proceeds are amounts the Company is entitled to receive pursuant to legal settlements as reimbursements from three insurance companies for estimated costs at the site in Uvalde, Texas.

The Company’s nuclear garment decontamination facilities are licensed by respective state agencies, as delegated authority by the Nuclear Regulatory Commission (the “NRC”) pursuant to the NRC’s Agreement State program and are subject to applicable federal and state radioactive material regulations. In addition, the Company’s international locations (Canada, the United Kingdom and the

UniFirst Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

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

Effective tax rate

The Company’s effective tax rate for the thirteen weeks ended February 26, 2022 was 19.0% as compared to 22.7% for the corresponding period in the prior year. The Company’s effective tax rate for the twenty-six weeks ended February 26, 2022 was 22.7% as compared to 24.0% for the corresponding period in the prior year. The decrease in the effective tax rate for the thirteen and twenty-six weeks ended February 26, 2022 as compared to the corresponding periods in the prior year was due primarily to the release of certain tax reserves.

Uncertain tax positions

The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense, which is consistent with the recognition of these items in prior reporting periods. During the twenty-six weeks ended February 26, 2022, there was a net decrease in unrecognized tax position of $0.7 million related to existing reserves.

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

14. Long-Term Debt

On March 26, 2021, the Company entered into an amended and restated $175.0 million unsecured revolving credit agreement (the “2021 Credit Agreement”) with a syndicate of banks, which matures on March 26, 2026. The 2021 Credit Agreement amended and restated the Company’s prior credit agreement, which was scheduled to mature on April 11, 2021. Under the 2021 Credit Agreement, the Company is able to borrow funds at variable interest rates based on, at the Company’s election, the Eurodollar rate or a base rate, plus in each case a spread based on the Company’s consolidated funded debt ratio. Availability of credit requires compliance with certain financial and other covenants, including a maximum consolidated funded debt ratio and minimum consolidated interest coverage ratio as defined in the 2021 Credit Agreement. The Company tests its compliance with these financial covenants on a fiscal quarterly basis. As of February 26, 2022, the interest rates applicable to the Company’s borrowings under the 2021 Credit Agreement would be calculated as LIBOR plus 1.00% at the time of the respective borrowing. As of February 26, 2022, the Company had no outstanding borrowings and had outstanding letters of credit amounting to $67.6 million, leaving $107.4 million available for borrowing under the 2021 Credit Agreement.

As of February 26, 2022, the Company was in compliance with all covenants under the 2021 Credit Agreement.

UniFirst Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

15. Accumulated Other Comprehensive Loss

The changes in each component of accumulated other comprehensive loss, net of tax, for the thirteen and twenty-six weeks ended February 26, 2022 and February 27, 2021 were as follows (in thousands):

	Thirteen weeks ended February 26, 2022
	Foreign Currency Translation	Pension- related (1)	Derivative Financial Instruments (1)	Total Accumulated Other Comprehensive Loss
Balance as of November 27, 2021	$(20,600)	$(7,066)	$78	$(27,588)
Other comprehensive income (loss) before reclassification	1,149	—	(40)	1,109
Amounts reclassified from accumulated other comprehensive loss	—	—	(15)	(15)
Net current period other comprehensive (loss) income	1,149	—	(55)	1,094
Balance as of February 26, 2022	$(19,451)	$(7,066)	$23	$(26,494)

	Twenty-six weeks ended February 26, 2022
	Foreign Currency Translation	Pension- related (1)	Derivative Financial Instruments (1)	Total Accumulated Other Comprehensive Loss
Balance as of August 28, 2021	$(17,801)	$(7,066)	$31	$(24,836)
Other comprehensive income (loss) before reclassification	(1,650)	—	45	(1,605)
Amounts reclassified from accumulated other comprehensive loss	—	—	(53)	(53)
Net current period other comprehensive (loss) income	(1,650)	—	(8)	(1,658)
Balance as of February 26, 2022	$(19,451)	$(7,066)	$23	$(26,494)

	Thirteen weeks ended February 27, 2021
	Foreign Currency Translation	Pension- related (1)	Derivative Financial Instruments (1)	Total Accumulated Other Comprehensive Loss
Balance as of November 28, 2020	$(20,699)	$(10,026)	$44	$(30,681)
Other comprehensive (loss) income before reclassification	2,244	—	(58)	2,186
Amounts reclassified from accumulated other comprehensive loss	—	—	2	2
Net current period other comprehensive (loss) income	2,244	—	(56)	2,188
Balance as of February 27, 2021	$(18,455)	$(10,026)	$(12)	$(28,493)

	Twenty-six weeks ended February 27, 2021
	Foreign Currency Translation	Pension- related (1)	Derivative Financial Instruments (1)	Total Accumulated Other Comprehensive Loss
Balance as of August 29, 2020	$(22,009)	$(10,026)	$65	$(31,970)
Other comprehensive income (loss) before reclassification	3,554	—	(68)	3,486
Amounts reclassified from accumulated other comprehensive loss	—	—	(9)	(9)
Net current period other comprehensive (loss) income	3,554	—	(77)	3,477
Balance as of February 27, 2021	$(18,455)	$(10,026)	$(12)	$(28,493)
(1)	Amounts are shown net of tax

UniFirst Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Amounts reclassified from accumulated other comprehensive loss, net of tax, for the thirteen and twenty-six weeks ended February 26, 2022 and February 27, 2021 were as follows (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	February 26, 2022	February 27, 2021	February 26, 2022	February 27, 2021
Derivative financial instruments, net:
Forward contracts (b)	$(15)	$2	$(53)	$(9)
Total, net of tax	(15)	2	(53)	(9)

Total amounts reclassified, net of tax	$(15)	$2	$(53)	$(9)

(a)	Amounts included in selling and administrative expenses in the consolidated statements of income.
(b)	Amounts included in revenues in the accompanying consolidated statements of income.

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

The Company refers to the U.S. and Canadian Rental and Cleaning, MFG, and Corporate reporting segments combined as its “Core Laundry Operations,” which is included as a subtotal in the following table (in thousands):

Thirteen weeks ended	U.S. and Canadian Rental and Cleaning	MFG	Net Interco MFG Elim	Corporate	Subtotal Core Laundry Operations	Specialty Garments	First Aid	Total
February 26, 2022
Revenues	$424,896	$65,618	$(65,618)	$8,160	$433,056	$35,538	$18,102	$486,696
Operating income (loss)	$59,914	$14,826	$1,545	$(57,540)	$18,745	$3,850	$18	$22,613
Interest income, net	$(814)	$—	$—	$63	$(751)	$—	$—	$(751)
Income (loss) before taxes	$60,711	$14,711	$1,545	$(58,067)	$18,900	$3,849	$21	$22,770
February 27, 2021
Revenues	$388,627	$54,549	$(54,549)	$9,608	$398,235	$35,222	$16,307	$449,764
Operating income (loss)	$59,156	$14,774	$4,178	$(42,742)	$35,366	$5,234	$93	$40,693
Interest income, net	$(778)	$—	$—	$(85)	$(863)	$—	$—	$(863)
Income (loss) before taxes	$59,845	$14,736	$4,178	$(43,317)	$35,442	$6,603	$95	$42,140

Twenty-six weeks ended
February 26, 2022
Revenues	$844,949	$156,343	$(156,343)	$16,953	$861,902	$75,022	$35,936	$972,860
Operating income (loss)	$133,839	$38,851	$(6,054)	$(111,384)	$55,252	$12,479	$(328)	$67,403
Interest income, net	$(1,480)	$—	$—	$81	$(1,399)	$—	$—	$(1,399)
Income (loss) before taxes	$135,281	$38,677	$(6,054)	$(112,057)	$55,847	$11,954	$(329)	$67,472
February 27, 2021
Revenues	$774,785	$113,631	$(113,631)	$16,640	$791,425	$73,356	$31,836	$896,617
Operating income (loss)	$133,996	$34,584	$3,184	$(87,528)	$84,236	$12,393	$106	$96,735
Interest income, net	$(1,471)	$—	$—	$40	$(1,431)	$—	$—	$(1,431)
Income (loss) before taxes	$135,387	$34,410	$3,184	$(88,700)	$84,281	$13,611	$109	$98,001

17. Shares Repurchased and Dividends

On October 20, 2021, the Company announced that it would be raising its quarterly dividend to $0.30 per share of Common Stock and to $0.24 per share of Class B Common Stock, up from $0.25 and $0.20 per share, respectively. The amount and timing of any dividend payment is subject to the approval of the Board of Directors each quarter.

On January 2, 2019, the Company’s Board of Directors approved a share repurchase program (the “2019 Share Repurchase Program”) authorizing the Company to repurchase from time to time up to $100.0 million of its outstanding shares of Common Stock. On October 18, 2021, the Company’s Board of Directors authorized a new share repurchase program (the “2021 Share Repurchase Program” and, together with the 2019 Share Repurchase Program, the “Share Repurchase Programs”) to repurchase from time to time up to $100.0 million of our outstanding shares of Common Stock, inclusive of the amount which remained available under the existing share repurchase program approved on January 2, 2019. Repurchases made under the new program, if any, will be made in either the open market or in privately negotiated transactions. The timing, manner, price and amount of any repurchases will depend on a variety of factors, including economic and market conditions, the Company stock price, corporate liquidity requirements and priorities, applicable legal requirements and other factors. The share repurchase program will be funded using the Company’s available cash or capacity under its 2021 Credit Agreement and may be suspended or discontinued at any time. During the thirteen and twenty-six weeks ended February 26, 2022, the Company repurchased 52,500 and 75,250 shares for an average price per share of $190.37 and $167.54, respectively. During the thirteen and twenty-six weeks ended February 27, 2021, the Company repurchased 12,200 and 53,200 shares for an average price per share of $189.96 and $179.21, respectively. As of February 26, 2022, the Company had $87.3 million remaining to repurchase under the 2021 Share Repurchase Program.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and any documents incorporated by reference may contain forward-looking statements within the meaning of the federal securities laws. Forward-looking statements contained in this Quarterly Report on Form 10-Q and any documents incorporated by reference are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words such as “estimates,” “anticipates,” “projects,” “plans,” “expects,” “intends,” “believes,” “seeks,” “could,” “should,” “may,” “will,” “strategy,” “objective,” “assume,” “strive,” or the negative versions thereof, and similar expressions and by the context in which they are used. Such forward-looking statements are based upon our current expectations and speak only as of the date made. Such statements are highly dependent upon a variety of risks, uncertainties and other important factors that could cause actual results to differ materially from those reflected in such forward-looking statements. Such factors include, but are not limited to, uncertainties caused by adverse economic conditions, including, without limitation, as a result of significant increases in inflation or extraordinary events or circumstances such as geopolitical conflicts like the conflict between Russia and Ukraine or the COVID-19 pandemic, and their impact on our customers’ businesses and workforce levels, disruptions of our business and operations, including limitations on, or closures of, our facilities, or the business and operations of our customers or suppliers in connection with extraordinary events or circumstances such as the COVID-19 pandemic, uncertainties regarding our ability to consummate and successfully integrate acquired businesses, uncertainties regarding any existing or newly-discovered expenses and liabilities related to environmental compliance and remediation, any adverse outcome of pending or future contingencies or claims, our ability to compete successfully without any significant degradation in our margin rates, seasonal and quarterly fluctuations in business levels, our ability to preserve positive labor relationships and avoid becoming the target of corporate labor unionization campaigns that could disrupt our business, the effect of currency fluctuations on our results of operations and financial condition, our dependence on third parties to supply us with raw materials, which such supply could be severely disrupted as a result of extraordinary events or circumstances such as the COVID-19 pandemic, any loss of key management or other personnel, increased costs as a result of any changes in federal or state laws, rules and regulations or governmental interpretation of such laws, rules and regulations, uncertainties regarding, or adverse impacts from increases in, the price levels of natural gas, electricity, fuel and labor, the negative effect on our business from sharply depressed oil and natural gas prices, including, without limitation, as a result of extraordinary events or circumstances such as the COVID-19 pandemic, the continuing increase in domestic healthcare costs, increased workers’ compensation claim costs, increased healthcare claim costs, including as a result of extraordinary events or circumstances such as the COVID-19 pandemic, our ability to retain and grow our customer base, demand and prices for our products and services, fluctuations in our Specialty Garments business, political or other instability, supply chain disruption or infection among our employees in Mexico and Nicaragua where our principal garment manufacturing plants are located, including, without limitation, as a result of extraordinary events or circumstances such as the COVID-19 pandemic, our ability to properly and efficiently design, construct, implement and operate a new customer relationship management (“CRM”) computer system, interruptions or failures of our information technology systems, including as a result of cyber-attacks, additional professional and internal costs necessary for compliance with any changes in or additional Securities and Exchange Commission, New York Stock Exchange and accounting or other rules, including, without limitation, recent rules proposed by the Securities and Exchange Commission regarding climate-related and cybersecurity-related disclosures, strikes and unemployment levels, our efforts to evaluate and potentially reduce internal costs, economic and other developments associated with the war on terrorism and its impact on the economy, the impact of foreign trade policies and tariffs or other impositions on imported goods on our business, results of operations and financial condition, general economic conditions, our ability to successfully implement our business strategies and processes, including our capital allocation strategies and the other factors described under “Part I, Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended August 28, 2021 and in our other filings with the Securities and Exchange Commission, including, without limitation, under “Part II, Item 1A. Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. We undertake no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made.

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

COVID-19 Assessment

At times during the global COVID-19 pandemic, our revenues have been significantly adversely impacted as a result of many customers closing their businesses or operating at limited capacities. In addition, at times during the pandemic, we have experienced supply chain disruptions with respect to certain products, including hand sanitizer and masks. These adverse impacts and disruptions have recently declined.

Although COVID-19 cases have generally decreased significantly since the outbreak of a new COVID-19 variant several months ago, new COVID-19 variants could emerge and spread in the future and have an adverse impact on our business.

We remain focused on the safety and well-being of our team partners and on the service of our customers. We will continue to review and assess the rapidly changing COVID-19 pandemic and its impacts on our team partners, our customers, our suppliers and our business so that we can seek to address the impacts on our business and service our customers.

Please see “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended August 28, 2021 for an additional discussion of risks and potential risks of the COVID-19 pandemic on our business, financial condition and results of operations.

Results of Operations

The following table presents certain selected financial data, including the percentage of revenues represented by each item, for the thirteen and twenty-six weeks ended February 26, 2022 and February 27, 2021.

	Thirteen weeks ended					Twenty-six weeks ended
(In thousands, except percentages)	February 26, 2022	% of Revenues	February 27, 2021	% of Revenues	% Change	February 26, 2022	% of Revenues	February 27, 2021	% of Revenues	% Change
Revenues	$486,696	100.0%	$449,764	100.0%	8.2%	$972,860	100.0%	$896,617	100.0%	8.5%
Operating expenses:
Cost of revenues (1)	324,816	66.7	289,455	64.4	12.2	634,946	65.3	565,255	63.0	12.3
Selling and administrative expenses (1)	112,406	23.1	93,329	20.8	20.4	216,794	22.3	182,032	20.3	19.1
Depreciation and amortization	26,861	5.5	26,287	5.8	2.2	53,717	5.5	52,595	5.9	2.1
Total operating expenses	464,083	95.4	409,071	91.0	13.4	905,457	93.1	799,882	89.2	13.2
Operating income	22,613	4.6	40,693	9.0	(44.4)	67,403	6.9	96,735	10.8	(30.3)
Other income, net	(157)	(0.0)	(1,447)	(0.3)	(89.1)	(69)	(0.0)	(1,266)	(0.1)	(94.5)
Income before income taxes	22,770	4.7	42,140	9.4	(46.0)	67,472	6.9	98,001	10.9	(31.2)
Provision for income taxes	4,319	0.9	9,555	2.1	(54.8)	15,316	1.6	23,520	2.6	(34.9)
Net income	$18,451	3.8%	$32,585	7.2%	(43.4)%	$52,156	5.4%	$74,481	8.3%	(30.0)%

(1)	Exclusive of depreciation on our property, plant and equipment and amortization on our intangible assets.

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

Our operating results are also directly impacted by the costs of the gasoline used to fuel our vehicles and the natural gas used to operate our plants. Our operating margins have been, and may continue to be, adversely impacted by the recent surge in energy prices. In addition, the current inflationary environment has had a negative impact on our margins, and we expect that it will continue to pressure our margins in future periods.

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

In fiscal 2018, we initiated a multiyear CRM project to further develop, implement and deploy a third-party application we licensed. This new solution improves functionality, capability and information flow as well as increased automation in servicing our customers. As of February 26, 2022, we have capitalized $37.2 million related to this CRM project. We began deployment of our new CRM project during the second half of fiscal 2021 and anticipate this will continue through fiscal 2022 and 2023. We are depreciating this system over a 10-year life and recognized $0.8 million and $1.5 million of amortization expense during the thirteen and twenty-six weeks ended February 26, 2022, respectively.

Thirteen weeks ended February 26, 2022 compared with thirteen weeks ended February 27, 2021

Revenues

(In thousands, except percentages)	February 26, 2022	February 27, 2021	Dollar Change	Percent Change
Core Laundry Operations	$433,056	$398,235	$34,821	8.7%
Specialty Garments	35,538	35,222	316	0.9%
First Aid	18,102	16,307	1,795	11.0%
Consolidated total	$486,696	$449,764	$36,932	8.2%

Core Laundry Operations’ revenues during the second quarter of fiscal 2022 increased compared to the prior year comparable period.  Core Laundry Operations’ organic growth, which adjusts for the estimated effect of acquisitions as well as fluctuations in the Canadian dollar, was 8.0%. This strong organic growth rate was primarily the result of customer re-openings in fiscal 2021, solid sales performance and improved customer retention as well as efforts to share with our customers the cost increases that we are seeing in our business due to the current inflationary environment.

Specialty Garments revenues in the second quarter of fiscal 2022 increased compared to the prior year comparable period due primarily to growth in our cleanroom and European nuclear operations which was partially offset by higher direct sale activity in the prior year. Specialty Garments’ results are often affected by seasonality and the timing and length of its customers’ power reactor outages as well as its project-based activities.

First Aid revenues in the second quarter of fiscal 2022 increased compared to the prior year comparable period due to increased sales in our van business.

Cost of Revenues

(In thousands, except percentages)	February 26, 2022	February 27, 2021	Dollar Change	Percent Change
Cost of revenues	$324,816	$289,455	$35,361	12.2%
% of Revenues	66.7%	64.4%

Core Laundry Operations’ cost of revenues as a percentage of revenues increased in the second quarter of fiscal 2022 as compared to the prior year comparable period. This increase was due primarily to higher merchandise amortization which continues to normalize from depressed levels during the pandemic as well as the effect of large national account installations which are providing additional merchandise amortization headwinds. In addition, we incurred higher casualty claims and energy costs as a percentage of revenues and we continue to experience wage inflation responding to the very challenging employment environment.

Specialty Garments cost of revenues as a percentage of revenues increased in the second quarter of fiscal 2022 as compared to the prior year comparable period due primarily to higher gross margin on its direct sales in the prior year comparable period and higher labor costs in the second quarter of fiscal 2022.

Selling and Administrative Expenses

(In thousands, except percentages)	February 26, 2022	February 27, 2021	Dollar Change	Percent Change
Selling and administrative expenses	$112,406	$93,329	$19,077	20.4%
% of Revenues	23.1%	20.8%

Our selling and administrative costs increased as a percentage of revenues in the second quarter of fiscal 2022 as compared to the prior year comparable period due primarily to increased general and administrative payroll costs to advance our capabilities and costs directly attributable to our CRM, ERP and branding initiatives. Also contributing to the increase were increased travel and stock-based compensation costs.

Depreciation and Amortization

(In thousands, except percentages)	February 26, 2022	February 27, 2021	Dollar Change	Percent Change
Depreciation and amortization	$26,861	$26,287	$574	2.2%
% of Revenues	5.5%	5.8%

Depreciation and amortization expense remained relatively consistent with the prior year comparable period.

Operating Income

For the thirteen weeks ended February 26, 2022 and February 27, 2021, changes in our revenues and costs as discussed above resulted in the following changes in our operating income and margin:

(In thousands, except percentages)	February 26, 2022	February 27, 2021	Dollar Change	Percent Change
Core Laundry Operations	$18,745	$35,366	$(16,621)	(47.0)%
Specialty Garments	3,850	5,234	(1,384)	(26.4)%
First Aid	18	93	(75)	(80.6)%
Operating income	$22,613	$40,693	$(18,080)	(44.4)%
Operating income margin	4.6%	9.0%

Other Income, net

(In thousands, except percentages)	February 26, 2022	February 27, 2021	Dollar Change	Percent Change
Interest income, net	$(751)	$(863)	$112	(13.0)%
Other (income) expense, net	594	(584)	1,178	(201.7)%
Total other income, net	$(157)	$(1,447)	$1,290	(89.1)%

The decrease in other income, net during the second quarter of fiscal 2022 as compared to the prior year comparable period was due primarily to foreign exchange losses in the current period as compared to foreign exchange gains in the prior year comparable period.

Provision for Income Taxes

(In thousands, except percentages)	February 26, 2022	February 27, 2021	Dollar Change	Percent Change
Provision for income taxes	$4,319	$9,555	$(5,236)	(54.8)%
Effective income tax rate	19.0%	22.7%

The decrease in our effective tax rate for the second quarter of fiscal 2022 as compared to the prior year comparable period was due primarily to the impact of an increased tax benefit related to the release of certain tax reserves.

Twenty-six weeks ended February 26, 2022 compared with twenty-six weeks ended February 27, 2021

Revenues

(In thousands, except percentages)	February 26, 2022	February 27, 2021	Dollar Change	Percent Change
Core Laundry Operations	$861,902	$791,425	$70,477	8.9%
Specialty Garments	75,022	73,356	1,666	2.3%
First Aid	35,936	31,836	4,100	12.9%
Consolidated total	$972,860	$896,617	$76,243	8.5%

Consolidated revenues during the twenty-six weeks ended February 26, 2022 increased compared to the prior year comparable period.  The increase was primarily driven by an increase in revenues in our Core Laundry Operations as a result of customer re-openings in fiscal 2021, solid sales performance and improved customer retention as well as efforts to share with our customers the cost increases that we are seeing in our business due to the current inflationary environment.

Specialty Garments revenues during the twenty-six weeks ended February 26, 2022 increased compared to the prior year comparable period due primarily to growth in our cleanroom operations, which was partially offset by decreased revenues from our U.S. and Canadian nuclear operations. Specialty Garments’ results are often affected by seasonality and the timing and length of its customers’ power reactor outages as well as its project-based activities.

First Aid revenues during the twenty-six weeks ended February 26, 2022 increased compared to the prior year comparable period due to increased sales in our van business.

Cost of Revenues

(In thousands, except percentages)	February 26, 2022	February 27, 2021	Dollar Change	Percent Change
Cost of revenues	$634,946	$565,255	$69,691	12.3%
% of Revenues	65.3%	63.0%

Core Laundry Operations’ cost of revenues as a percentage of revenues increased as compared to the prior year comparable period.  This increase was due primarily to higher merchandise amortization which continues to normalize from depressed levels during the pandemic as well as the effect of large national account installations which are providing additional merchandise amortization headwinds. In addition, we incurred higher casualty claims and energy costs as a percentage of revenues and we continue to experience wage inflation responding to the very challenging employment environment.

Specialty Garments cost of revenues as a percentage of revenues increased during the twenty-six weeks ended February 26, 2022 as compared to the prior year comparable period due primarily to higher gross margin on its direct sales in the prior year comparable period as well as higher labor and transportation costs as a percentage of revenue.

Selling and Administrative Expenses

(In thousands, except percentages)	February 26, 2022	February 27, 2021	Dollar Change	Percent Change
Selling and administrative expenses	$216,794	$182,032	$34,762	19.1%
% of Revenues	22.3%	20.3%

Our selling and administrative costs as a percentage of revenues increased during the twenty-six weeks ended February 26, 2022 as compared to the prior year comparable period due primarily to increased general and administrative payroll costs to advance our capabilities and costs directly attributable to our CRM, ERP and branding initiatives. Also contributing to the increase were increased healthcare claims, travel, stock-based compensation costs and indirect taxes.

Depreciation and Amortization

(In thousands, except percentages)	February 26, 2022	February 27, 2021	Dollar Change	Percent Change
Depreciation and amortization	$53,717	$52,595	$1,122	2.1%
% of Revenues	5.5%	5.9%

Depreciation and amortization expense increased during the twenty-six weeks ended February 26, 2022 as compared to the prior year comparable period due primarily to continued investment in our infrastructure as well as our key technology initiatives.

Operating Income

For the twenty-six weeks ended February 26, 2022 and February 27, 2021, changes in our revenues and costs as discussed above resulted in the following changes in our operating income and operating income margin:

(In thousands, except percentages)	February 26, 2022	February 27, 2021	Dollar Change	Percent Change
Core Laundry Operations	$55,252	$84,236	$(28,984)	(34.4)%
Specialty Garments	12,479	12,393	86	0.7%
First Aid	(328)	106	(434)	(409.4)%
Operating income	$67,403	$96,735	$(29,332)	(30.3)%
Operating income margin	6.9%	10.8%

Other Income, net

(In thousands, except percentages)	February 26, 2022	February 27, 2021	Dollar Change	Percent Change
Interest income, net	$(1,399)	$(1,431)	$32	(2.2)%
Other expense, net	1,330	165	1,165	706.1%
Total other income, net	$(69)	$(1,266)	$1,197	(94.5)%

The decrease in other income, net, during the twenty-six weeks ended February 26, 2022 as compared to the prior year comparable period was due primarily to higher foreign exchange losses in the twenty-six weeks ended February 26, 2022.

Provision for Income Taxes

(In thousands, except percentages)	February 26, 2022	February 27, 2021	Dollar Change	Percent Change
Provision for income taxes	$15,316	$23,520	$(8,204)	(34.9)%
Effective income tax rate	22.7%	24.0%

The decrease in our effective tax rate during the twenty-six weeks ended February 26, 2022 was due primarily to a higher release of certain tax reserves in the twenty-six weeks ended February 26, 2022.

Liquidity and Capital Resources

General

Cash, cash equivalents and short-term investments totaled $425.9 million as of February 26, 2022, a decrease of $83.7 million from February 27, 2021 when the amount totaled $509.6 million. Our cash balance decreased primarily as a result of eight acquisitions that we completed during the twenty-six weeks ended February 26, 2022. We generated $44.9 million and $128.0 million in cash from operating activities in the twenty-six weeks ended February 26, 2022 and February 27, 2021, respectively.

Pursuant to share repurchase programs approved by our Board of Directors on January 2, 2019 and October 28, 2021, we repurchased 75,250 shares of our Common Stock for an aggregate of approximately $14.8 million during the twenty-six weeks ended February 26, 2022.

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

Sources and uses of cash flows for the twenty-six weeks ended February 26, 2022 and February 27, 2021, respectively, are summarized as follows:

(In thousands, except percentages)	February 26, 2022	February 27, 2021	Percent Change
Net cash provided by operating activities	$44,893	$128,016	(64.9)%
Net cash used in investing activities	(102,476)	(73,592)	39.2%
Net cash used in financing activities	(28,542)	(21,243)	34.4%
Effect of exchange rate changes	(856)	1,544	(155.4)%
Net increase (decrease) in cash, cash equivalents and short-term investments	$(86,981)	$34,725	(350.5)%

Net Cash Provided by Operating Activities

The net cash provided by operating activities during the twenty-six weeks ended February 26, 2022 decreased as compared to the prior year comparable period due primarily to lower profitability, which included costs incurred to support our CRM, ERP and branding initiatives, a decrease in accrued liabilities and increases in accounts receivable, supply inventory and merchandise in service. The decrease in accrued liabilities was due primarily to the payment of $12.2 million of United States social security and Medicare taxes that we deferred under the Coronavirus Air, Relief, and Economic Security Act (the “CARES Act”) in fiscal years 2020 and 2021. The Company expects to pay the remaining $12.1 million of deferred United State social security and Medicare taxes by the end of calendar year 2022. The elevated inventories related to the ongoing supply chain disruption and the increased merchandise in service are attributable to our balance sheet position continuing to normalize coming out of the COVID-19 pandemic impacted period. The increase in accounts receivable was due in part to the increased revenue from the economic recovery from the earlier impacts of the COVID-19 pandemic.

Net Cash Used in Investing Activities

The net increase in cash used in investing activities during the twenty-six weeks ended February 26, 2022 was due primarily to an increase in acquisition related activity of $35.3 million as compared to the prior year comparable period. This increase was partially offset by lower capital expenditures and capitalization of software costs of $6.7 million.

Net Cash Used in Financing Activities

The increase in net cash used in financing activities during the twenty-six weeks ended February 26, 2022 was due primarily to incremental cash used for repurchases of Common Stock of $5.2 million, an increase in the cash paid for taxes withheld related to the net share settlement of equity awards of $1.2 million and an increase in dividends paid of $0.9 million.

Long-Term Debt and Borrowing Capacity

On March 26, 2021, we entered into an amended and restated $175.0 million unsecured revolving credit agreement (the “2021 Credit Agreement”) with a syndicate of banks, which matures on March 26, 2026. The 2021 Credit Agreement amended and restated our prior credit agreement, which was scheduled to mature on April 11, 2021. Under the 2021 Credit Agreement, we are able to borrow funds at variable interest rates based on, at our election, the Eurodollar rate or a base rate, plus in each case a spread based on our consolidated funded debt ratio. Availability of credit requires compliance with certain financial and other covenants, including a maximum consolidated funded debt ratio and minimum consolidated interest coverage ratio as defined in the 2021 Credit Agreement. We test our compliance with these financial covenants on a fiscal quarterly basis. As of February 26, 2022, the interest rates applicable to our borrowings under the 2021 Credit Agreement would be calculated as LIBOR plus 1.00% at the time of the respective borrowing. As of February 26, 2022, we had no outstanding borrowings and had outstanding letters of credit amounting to $67.6 million, leaving $107.4 million available for borrowing under the 2021 Credit Agreement.

As of February 26, 2022, we were in compliance with all covenants under the 2021 Credit Agreement.

Derivative Instruments and Hedging Activities

In June 2018, we entered into twelve forward contracts to exchange CAD for U.S. dollars at fixed exchange rates in order to manage our exposure related to the certain forecasted CAD denominated sales of one of our subsidiaries. The hedged transactions were specified as the first amount of CAD denominated revenues invoiced by one of our domestic subsidiaries each fiscal quarter, beginning in the third fiscal quarter of 2019 and continuing through the second fiscal quarter of 2022. In total, we sold approximately 12.1 million CAD at an average Canadian-dollar exchange rate of 0.7814 over these quarterly periods. We concluded that the forward contracts met the criteria to qualify as a cash flow hedge under U.S. GAAP. These forward contracts matured on February 25, 2022.

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

As of February 26, 2022, we had forward contracts with a notional value of approximately 8.1 million CAD outstanding and recorded the fair value of the contracts of a notional amount in prepaid expenses and other current assets and other long-term assets with a corresponding nominal gain in accumulated other comprehensive loss, which was recorded net of tax. During the thirteen and twenty-six weeks ended February 26, 2022, we reclassified a nominal amount from accumulated other comprehensive loss to revenue, related to the derivative financial instruments. The gain on these forward contracts that resulted in a decrease to accumulated other comprehensive loss as of February 26, 2022 is expected to be reclassified to revenues prior to their maturity on August 29, 2026.

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

There is usually a range of reasonable estimates of the costs associated with each site. In accordance with U.S. GAAP, our accruals represent the amount within the range that we believe is the best estimate or the low end of a range of estimates if no point within the range is a better estimate. When we believe that both the amount of a particular liability and the timing of the payments are reliably determinable, we adjust the cost in current dollars using a rate of 3% for inflation until the time of expected payment and discount the cost to present value using current risk-free interest rates. As of February 26, 2022, the risk-free interest rates we utilized ranged from 1.76% to 2.37%.

For environmental liabilities that have been discounted, we include interest accretion, based on the effective interest method, in selling and administrative expenses on the Consolidated Statements of Income. The changes to the amounts of our environmental liabilities for the twenty-six weeks ended February 26, 2022 were as follows (in thousands):

February 26, 2022
Balance as of August 28, 2021	$32,859
Revisions in estimates	—
Costs incurred for which reserves have been provided	(792)
Insurance proceeds	62
Interest accretion	298
Changes in discount rates	(1,057)
Balance as of February 26, 2022	$31,370

Anticipated payments and insurance proceeds relating to currently identified environmental remediation liabilities as of February 26, 2022, for the next five fiscal years and thereafter, as measured in current dollars, are reflected below.

(In thousands)	2022	2023	2024	2025	2026	Thereafter	Total
Estimated costs – current dollars	$11,699	$2,530	$2,080	$1,366	$1,129	$12,711	$31,515
Estimated insurance proceeds	(148)	(159)	(173)	(159)	(173)	(380)	(1,192)
Net anticipated costs	$11,551	$2,371	$1,907	$1,207	$956	$12,331	$30,323
Effect of inflation							8,210
Effect of discounting							(7,163)
Balance as of February 26, 2022							$31,370

Estimated insurance proceeds are primarily received from an annuity received as part of our legal settlement with an insurance company. Annual proceeds of approximately $0.3 million are deposited into an escrow account which funds remediation and monitoring costs for two sites related to our former operations in Williamstown, Vermont. Annual proceeds received but not expended in the current year accumulate in this account and may be used in future years for costs related to this site through the year 2027. As of February 26, 2022, the balance in this escrow account, which is held in a trust and is not recorded in our Consolidated Balance Sheet, was approximately $4.6 million. Also included in estimated insurance proceeds are amounts we are entitled to receive pursuant to legal settlements as reimbursements from three insurance companies for estimated costs at the site in Uvalde, Texas.

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

Off-Balance Sheet Arrangements

As of February 26, 2022, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Securities and Exchange Commission Regulation S-K.

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

Contractual Obligations and Other Commercial Commitments

As of February 26, 2022, there were no material changes to our contractual obligations that were disclosed in our Annual Report on Form 10-K for the year ended August 28, 2021.

Recent Accounting Pronouncements

See Note 2, “Recent Accounting Pronouncements” to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for more information on recently implemented and issued accounting standards.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

We have determined that all of our foreign subsidiaries operate primarily in local currencies that represent the functional currencies of such subsidiaries. All assets and liabilities of our foreign subsidiaries are translated into U.S. dollars using the exchange rate prevailing at the balance sheet date. The effects of exchange rate fluctuations on the translation of assets and liabilities are recorded as a component of shareholders’ equity. Revenues and expenses are translated at the average exchange rates in effect during each month of the fiscal year. As such, our financial condition and operating results are affected by fluctuations in the value of the U.S. dollar as compared to currencies in foreign countries. Revenues denominated in currencies other than the U.S. dollar represented approximately 8.3% of total consolidated revenues for each of the thirteen and twenty-six weeks ended February 26, 2022. Total assets denominated in currencies other than the U.S. dollar represented approximately 6.9% and 7.0% of total consolidated assets as of February 26, 2022 and August 28, 2021, respectively. If exchange rates had increased or decreased by 10% from the actual rates in effect during each of the thirteen and twenty-six weeks ended February 26, 2022, our revenues would have increased or decreased by approximately $4.0 million and $8.1 million, respectively, and total assets as of February 26, 2022 would have increased or decreased by approximately $16.6 million.

In June 2018, we entered into twelve forward contracts to exchange CAD for U.S. dollars at fixed exchange rates in order to manage our exposure related to the certain forecasted CAD denominated sales of one of our subsidiaries. The hedged transactions are specified as the first amount of CAD denominated revenues invoiced by one of our domestic subsidiaries each fiscal quarter, beginning in the third fiscal quarter of 2019 and continuing through the second fiscal quarter of 2022. In total, we sold approximately 12.1 million CAD at an average Canadian-dollar exchange rate of 0.7814 over these quarterly periods. We concluded that the forward contracts met the criteria to qualify as a cash flow hedge under U.S. GAAP. These forward contracts matured on February 25, 2022.

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

As of February 26, 2022, we had forward contracts with a notional value of approximately 8.1 million CAD outstanding and recorded the fair value of the contracts of a nominal amount in prepaid expenses and other current assets and other long-term assets with a corresponding nominal gain in accumulated other comprehensive loss, which was recorded net of tax. During the twenty-six weeks ended February 26, 2022, we reclassified a nominal amount from accumulated other comprehensive loss to revenue, related to the derivative financial instruments. The gain on these forward contracts that resulted in a decrease to accumulated other comprehensive loss as of February 26, 2022 is expected to be reclassified to revenues prior to their maturity on August 29, 2026.

Other than the forward contracts, discussed above, we do not operate a hedging program to mitigate the effect of a significant change in the value of the functional currencies of our foreign subsidiaries, which include the Canadian dollar, euro, British pound, Mexican peso and Nicaraguan cordoba, as compared to the U.S. dollar. Any losses or gains resulting from unhedged foreign currency transactions, including exchange rate fluctuations on intercompany accounts are reported as transaction losses (gains) in our other income, net. The intercompany payables and receivables are denominated in Canadian dollars, euros, British pounds, Mexican pesos and Nicaraguan cordobas. During the thirteen and twenty-six weeks ended February 26, 2022, transaction gains of $0.4 million and $0.8 million, respectively, were included in other income. If exchange rates had increased or decreased by 10% during each of the thirteen and twenty-six weeks ended February 26, 2022, we would have recognized exchange gains or losses of approximately $0.2 million and $0.3 million, respectively.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter of fiscal year 2022 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about repurchases of our equity securities during the thirteen weeks ended February 26, 2022:

	(a) Total Number of Shares of Stock Purchased(1)	(b) Average Price Paid per Share(1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs(1)
November 28, 2021 - December 25, 2021	11,250	$201.16	11,250	$95,029,215
December 26, 2021 - January 22, 2022	12,000	$201.05	12,000	$92,631,728
January 23, 2022 - February 26, 2022	29,250	$184.04	29,250	$87,287,134
	52,500		52,500

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

On April 5, 2022, our Board of Directors, upon the recommendation of our Nominating and Corporate Governance Committee, appointed Joseph M. Nowicki to our Board of Directors to serve as a Class I Director.

Mr. Nowicki was the Executive Vice President and Chief Financial Officer of Beacon Roofing Supply, Inc., a Nasdaq-listed distributor of commercial and residential roofing products and related building materials, from 2013 to 2020. He was previously Chief Financial Officer of Spartan Motors, Inc., a Nasdaq-listed specialty vehicle manufacturer, from 2009 to 2013.

Mr. Nowicki has served since 2020 on the Board of Directors of LL Flooring Holdings, Inc. (formerly Lumber Liquidators Holdings, Inc.), a New York Stock Exchange-listed company that is one of North America’s leading specialty retailers of hard-surface flooring, where he is Chair of the Audit Committee and a member of the Compliance and Regulatory Affairs Committee.  Mr. Nowicki previously served on the Board of Directors of Diversified Restaurant Holdings, Inc., a Nasdaq-listed company and one of the largest franchisees of Buffalo Wild Wings, from 2010 to 2020.  He also previously served on the Board of Directors of ASV Holdings, Inc., a Nasdaq-listed company and designer and manufacturer of a broad range of high-quality compact track loader and skid steer loader equipment, from 2017 to 2019.

Mr. Nowicki has been appointed to serve on our Audit Committee and our Compensation Committee. Our Board of Directors has determined that Mr. Nowicki is independent under the rules of the New York Stock Exchange and the Securities and Exchange Commission.  In addition, our Board of Directors has determined that Mr. Nowicki is an “audit committee financial expert” under Item 407 of Regulation S-K.

It is currently intended that Phillip L. Cohen, the Chair of our Audit Committee, will work at the appropriate time during his current term on our Board of Directors to transition his role as Chair of the Audit Committee to Mr. Nowicki.

In connection with his service on our Board of Directors, Mr. Nowicki will receive the compensation payable under our compensation program for our independent directors. Mr. Nowicki is not a party to any arrangement or understanding with any person pursuant to which he was appointed as a member of our Board of Directors nor is he a party to any transaction required to be disclosed under Item 404(a) of Regulation S-K.

ITEM 6. EXHIBITS

10.1	UniFirst Corporation Deferred Compensation Plan (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on January 14, 2022).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Steven S. Sintros (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Shane O’Connor (filed herewith).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.SCH	Inline XBRL Taxonomy Extension Schema Document (filed herewith).

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed herewith).

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith).

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101) (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UniFirst Corporation

April 7, 2022	By:	/s/ Steven S. Sintros
Steven S. Sintros
President and Chief Executive Officer

April 7, 2022	By:	/s/ Shane O’Connor
Shane O’Connor
Executive Vice President and Chief Financial Officer