Form 10-Q
period 2022-05-28
UNIFIRST CORP
filed 2022-07-07
CIK 717954

u

United States

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 28, 2022

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

The number of outstanding shares of UniFirst Corporation Common Stock and Class B Common Stock at July 1, 2022 were 15,093,114 and 3,626,009, respectively.

UniFirst Corporation

Quarterly Report on Form 10-Q

For the Quarter ended May 28, 2022

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Statements of Income

UniFirst Corporation and Subsidiaries

(Unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
(In thousands, except per share data)	May 28, 2022	May 29, 2021	May 28, 2022	May 29, 2021
Revenues	$511,548	$464,323	$1,484,408	$1,360,940
Operating expenses:
Cost of revenues (1)	334,633	286,605	969,579	851,860
Selling and administrative expenses (1)	116,191	96,976	332,985	279,008
Depreciation and amortization	27,027	26,583	80,744	79,178
Total operating expenses	477,851	410,164	1,383,308	1,210,046

Operating income	33,697	54,159	101,100	150,894
Other (income) expense:
Interest income, net	(340)	(671)	(1,739)	(2,102)
Other expense, net	431	348	1,761	513
Total other (income) expense, net	91	(323)	22	(1,589)

Income before income taxes	33,606	54,482	101,078	152,483
Provision for income taxes	8,539	12,466	23,855	35,986
Net income	$25,067	$42,016	$77,223	$116,497
Income per share – Basic:
Common Stock	$1.39	$2.31	$4.26	$6.42
Class B Common Stock	$1.11	$1.85	$3.41	$5.13
Income per share – Diluted:
Common Stock	$1.33	$2.21	$4.07	$6.12
Income allocated to – Basic:
Common Stock	$21,037	$35,270	$64,835	$97,792
Class B Common Stock	$4,030	$6,746	$12,388	$18,705
Income allocated to – Diluted:
Common Stock	$25,067	$42,016	$77,223	$116,497
Weighted average shares outstanding – Basic:
Common Stock	15,170	15,238	15,211	15,238
Class B Common Stock	3,632	3,643	3,632	3,643
Weighted average shares outstanding – Diluted:
Common Stock	18,875	19,051	18,958	19,041

(1) Exclusive of depreciation on the Company’s property, plant and equipment and amortization on its intangible assets.

The accompanying notes are an integral part of these

Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income

UniFirst Corporation and Subsidiaries

(Unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
(In thousands)	May 28, 2022	May 29, 2021	May 28, 2022	May 29, 2021
Net income	$25,067	$42,016	$77,223	$116,497
Other comprehensive income (loss):
Foreign currency translation adjustments	(982)	6,099	(2,631)	9,653
Change in fair value of derivatives, net of income taxes	(10)	(91)	35	(158)
Derivative financial instruments reclassified to earnings	(4)	39	(57)	29
Other comprehensive income (loss)	(996)	6,047	(2,653)	9,524
Comprehensive income	$24,071	$48,063	$74,570	$126,021

The accompanying notes are an integral part of these

Consolidated Financial Statements.

Consolidated Balance Sheets

UniFirst Corporation and Subsidiaries

(Unaudited)

(In thousands, except share and par value data)	May 28, 2022	August 28, 2021
Assets
Current assets:
Cash, cash equivalents and short-term investments	$410,595	$512,868
Receivables, less reserves of $15,040 and $11,122	241,160	208,331
Inventories	151,741	143,591
Rental merchandise in service	209,055	181,531
Prepaid taxes	11,319	16,580
Prepaid expenses and other current assets	45,012	40,891
Total current assets	1,068,882	1,103,792

Property, plant and equipment, net	640,810	617,719
Goodwill	456,810	429,538
Customer contracts, net	50,919	49,129
Other intangible assets, net	36,710	35,509
Deferred income taxes	535	580
Operating lease right-of-use assets, net	49,408	42,115
Other assets	106,750	102,683
Total assets	$2,410,824	$2,381,065

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$80,341	$81,356
Accrued liabilities	152,381	159,578
Accrued taxes	—	743
Operating lease liabilities, current	13,999	12,993
Total current liabilities	246,721	254,670

Accrued liabilities	133,195	134,085
Accrued and deferred income taxes	89,888	89,177
Operating lease liabilities	37,009	30,181
Total liabilities	506,813	508,113
Commitments and contingencies (Note 12)
Shareholders’ equity:
Preferred Stock, $1.00 par value; 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $0.10 par value; 30,000,000 shares authorized; 15,121,143 and 15,235,601 shares issued and outstanding as of May 28, 2022 and August 28, 2021, respectively	1,512	1,524
Class B Common Stock, $0.10 par value; 20,000,000 shares authorized; 3,626,009 and 3,643,009 shares issued and outstanding as of May 28, 2022 and August 28, 2021, respectively	363	364
Capital surplus	91,571	89,257
Retained earnings	1,838,055	1,806,643
Accumulated other comprehensive loss	(27,490)	(24,836)

Total shareholders’ equity	1,904,011	1,872,952

Total liabilities and shareholders’ equity	$2,410,824	$2,381,065

The accompanying notes are an integral part of these

Consolidated Financial Statements

Consolidated Statements of Shareholders’ Equity

UniFirst Corporation and Subsidiaries

(Unaudited)

(In thousands)	Common Shares	Class B Common Shares	Common Stock	Class B Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance, August 29, 2020	15,251	3,643	$1,525	$364	$86,645	$1,684,565	$(31,970)	$1,741,129
Net income	—	—	—	—	—	41,896	—	41,896
Change in fair value of derivatives	—	—	—	—	—	—	(21)	(21)
Foreign currency translation	—	—	—	—	—	—	1,310	1,310
Dividends declared Common Stock ($0.25 per share)	—	—	—	—	—	(3,806)	—	(3,806)
Dividends declared Class B Common Stock ($0.20 per share)	—	—	—	—	—	(729)	—	(729)
Repurchase of Common Stock	(41)	—	(4)	—	(223)	(6,989)	—	(7,216)
Share-based compensation, net (1)	—	—	—	—	788	—	—	788
Share-based awards exercised, net (2)	11	—	1	—	—	—	—	1
Balance, November 28, 2020	15,221	3,643	$1,522	$364	$87,210	$1,714,937	$(30,681)	$1,773,352
Net income	—	—	—	—	—	32,585	—	$32,585
Change in fair value of derivatives	—	—	—	—	—	—	(56)	(56)
Foreign currency translation	—	—	—	—	—	—	2,244	2,244
Dividends declared Common Stock ($0.25 per share)	—	—	—	—	—	(3,806)	—	(3,806)
Dividends declared Class B Common Stock ($0.20 per share)	—	—	—	—	—	(728)	—	(728)
Repurchase of Common Stock	(12)	—	(1)	—	(66)	(2,251)	—	(2,318)
Share-based compensation, net (1)	—	—	—	—	(165)	—	—	(165)
Share-based awards exercised, net (2)	21	—	2	—	—	—	—	2
Balance, February 27, 2021	15,230	3,643	$1,523	$364	$86,979	$1,740,737	$(28,493)	$1,801,110
Net income	—	—	—	—	—	42,016	—	42,016
Change in fair value of derivatives	—	—	—	—	—	—	(52)	(52)
Foreign currency translation	—	—	—	—	—	—	6,099	6,099
Dividends declared Common Stock ($0.25 per share)	—	—	—	—	—	(3,812)	—	(3,812)
Dividends declared Class B Common Stock ($0.20 per share)	—	—	—	—	—	(729)	—	(729)
Share-based compensation, net (1)	—	—	—	—	566	—	—	566
Share-based awards exercised, net (2)	13	—	1	—	—	—	—	1
Balance, May 29, 2021	15,243	3,643	$1,524	$364	$87,545	$1,778,212	$(22,446)	$1,845,199

(In thousands)	Common Shares	Class B Common Shares	Common Stock	Class B Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance, August 28, 2021	15,236	3,643	$1,524	$364	$89,257	$1,806,643	$(24,836)	$1,872,952
Net income	—	—	—	—	—	33,705	—	33,705
Change in fair value of derivatives	—	—	—	—	—	—	47	47
Foreign currency translation	—	—	—	—	—	—	(2,799)	(2,799)
Dividends declared Common Stock ($0.30 per share)	—	—	—	—	—	(4,566)	—	(4,566)
Dividends declared Class B Common Stock ($0.24 per share)	—	—	—	—	—	(874)	—	(874)
Repurchase of Common Stock	(23)	—	(2)	—	(124)	(4,645)	—	(4,771)
Share-based compensation, net (1)	—	—	—	—	1,207	—	—	1,207
Share-based awards exercised, net (2)	7	—	—	—	—	—	—	—
Balance, November 27, 2021	15,220	3,643	$1,522	$364	$90,340	$1,830,263	$(27,588)	$1,894,901
Net income	—	—	—	—	—	18,451	—	18,451
Change in fair value of derivatives	—	—	—	—	—	—	(55)	(55)
Foreign currency translation	—	—	—	—	—	—	1,149	1,149
Dividends declared Common Stock ($0.30 per share)	—	—	—	—	—	(4,561)	—	(4,561)
Dividends declared Class B Common Stock ($0.24 per share)	—	—	—	—	—	(870)	—	(870)
Repurchase of Common Stock	(53)	—	(5)	—	(286)	(9,704)	—	(9,995)
Share-based compensation, net (1)	—	—	—	—	(48)	—	—	(48)
Share-based awards exercised, net (2)	25	—	3	—	—	—	—	3
Shares converted	17	(17)	1	(1)	—	—	—	—
Balance, February 26, 2022	15,209	3,626	$1,521	$363	$90,006	$1,833,579	$(26,494)	$1,898,975
Net income	—	—	—	—	—	25,067	—	25,067
Change in fair value of derivatives	—	—	—	—	—	—	(14)	(14)
Foreign currency translation	—	—	—	—	—	—	(982)	(982)
Dividends declared Common Stock ($0.30 per share)	—	—	—	—	—	(4,534)	—	(4,534)
Dividends declared Class B Common Stock ($0.24 per share)	—	—	—	—	—	(870)	—	(870)
Repurchase of Common Stock	(90)	—	(9)	—	(491)	(15,187)	—	(15,687)
Share-based compensation, net (1)	—	—	—	—	2,056		—	2,056
Share-based awards exercised, net (2)	2	—	—	—	—	—	—	—
Balance, May 28, 2022	15,121	3,626	$1,512	$363	$91,571	$1,838,055	$(27,490)	$1,904,011

(1) These amounts are shown net of any shares withheld by the Company to satisfy certain tax withholding obligations in connection with the vesting of certain restricted stock units.

(2) These amounts are shown net of the effect of income taxes.

The accompanying notes are an integral part of these

Consolidated Financial Statements.

Consolidated Statements of Cash Flows

UniFirst Corporation and Subsidiaries

(Unaudited)

Thirty-nine weeks ended (In thousands)	May 28, 2022	May 29, 2021
Cash flows from operating activities:
Net income	$77,223	$116,497
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	80,744	79,178
Amortization of deferred financing costs	123	85
Share-based compensation	7,114	5,193
Accretion on environmental contingencies	447	336
Accretion on asset retirement obligations	732	740
Deferred income taxes	1,823	2,025
Other	(103)	(199)
Changes in assets and liabilities, net of acquisitions:
Receivables, less reserves	(31,998)	(7,657)
Inventories	(8,258)	(13,871)
Rental merchandise in service	(25,788)	(12,169)
Prepaid expenses and other current assets and Other assets	3,603	5,433
Accounts payable	850	4,019
Accrued liabilities	(21,172)	11,636
Prepaid and accrued income taxes	3,498	(3,723)
Net cash provided by operating activities	88,838	187,523

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(42,680)	(7,128)
Capital expenditures, including capitalization of software costs	(97,259)	(96,645)
Proceeds from sale of assets	133	551
Net cash used in investing activities	(139,806)	(103,222)

Cash flows from financing activities:
Payment of deferred financing costs	—	(822)
Proceeds from exercise of share-based awards	3	3
Taxes withheld and paid related to net share settlement of equity awards	(3,898)	(4,003)
Repurchase of Common Stock	(30,453)	(9,534)
Payment of cash dividends	(15,407)	(13,610)
Other	(5)	—
Net cash used in financing activities	(49,760)	(27,966)

Effect of exchange rate changes	(1,545)	3,832

Net increase (decrease) in cash, cash equivalents and short-term investments	(102,273)	60,167
Cash, cash equivalents and short-term investments at beginning of period	512,868	474,838
Cash, cash equivalents and short-term investments at end of period	$410,595	$535,005

Supplemental disclosure of cash flow information:
Non-cash capital expenditures	$4,954	$5,907

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

In November 2021, the FASB issued updated guidance to increase the transparency of government assistance, including the disclosure of the types of assistance, an entity’s accounting for the assistance and the effect of the assistance on an entity’s financial statements. This guidance will be effective for annual reporting periods that begin after December 15, 2021 and will be required to be applied on a prospective basis with early adoption permitted. Accordingly, the standard will be effective for the Company on August 28, 2022. The Company does not expect this standard to have a material impact on its financial statements.

3. Revenue Recognition

The following table presents the Company’s revenues for the thirteen and thirty-nine weeks ended May 28, 2022 and May 29, 2021, respectively, disaggregated by service type:

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
	May 28, 2022		May 29, 2021		May 28, 2022		May 29, 2021
(In thousands, except percentages)	Revenues	% of Revenues	Revenues	% of Revenues	Revenues	% of Revenues	Revenues	% of Revenues
Core Laundry Operations	$450,039	88.0%	$409,031	88.1%	$1,311,941	88.4%	$1,200,456	88.2%
Specialty Garments	41,198	8.1%	38,236	8.2%	116,220	7.8%	111,592	8.2%
First Aid	20,311	4.0%	17,056	3.7%	56,247	3.8%	48,892	3.6%
Total Revenues	$511,548	100.0%	$464,323	100.0%	$1,484,408	100.0%	$1,360,940	100.0%

See Note 16 “Segment Reporting” for additional details of segment definitions.

Revenue Recognition Policy

During the thirteen weeks ended May 28, 2022 and May 29, 2021, approximately 91.0% and 90.9%, respectively, of the Company’s revenues were derived from fees for route servicing of Core Laundry Operations, Specialty Garments, and First Aid segments performed by the Company’s employees at the customer’s location of business. During the thirty-nine weeks ended May 28, 2022 and May 29, 2021, approximately 91.2% and 91.0%, respectively, of the Company’s revenues were derived from fees for route servicing of Core Laundry Operations, Specialty Garments, and First Aid segments performed by the Company’s employees at the customer’s

UniFirst Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

location of business. Revenues from the Company’s route servicing customer contracts represent a single performance obligation. The Company recognizes these revenues over time as services are performed based on the nature of services provided and contractual rates (input method). Certain of the Company’s customer contracts, primarily within the Company’s Core Laundry Operations, include pricing terms and conditions that include components of variable consideration. The variable consideration is typically in the form of consideration due to customer-based performance metrics specified within the contract. Specifically, some contracts contain discounts or rebates that the customer can earn through the achievement of specified volume levels. Each component of variable consideration is earned based on the Company’s actual performance during the measurement period specified within the contract. To determine the transaction price, the Company estimates the variable consideration using the most likely amount method, based on the specific contract provisions and known performance results during the relevant measurement period. When determining if variable consideration should be constrained, the Company considers whether factors outside its control could result in a significant reversal of revenue. In making these assessments, the Company considers the likelihood and magnitude of a potential reversal. The Company’s performance period generally corresponds with the monthly invoice period. No significant constraints on the Company’s revenue recognition were applied during the thirteen and thirty-nine weeks ended May 28, 2022 and May 29, 2021. The Company reassesses these estimates during each reporting period. The Company maintains a liability for these discounts and rebates within accrued liabilities on the consolidated balance sheets. Variable consideration also includes consideration paid to a customer at the beginning of a contract. The Company capitalizes this consideration and amortizes it over the life of the contract as a reduction to revenue in accordance with the updated accounting guidance for revenue recognition. These assets are included in other assets on the consolidated balance sheets.

Costs to Obtain a Contract

The Company defers commission expenses paid to its employee-partners when the commissions are deemed to be incremental for obtaining the route servicing customer contract. The deferred commissions are amortized on a straight-line basis over the expected period of benefit. The Company reviews the deferred commission balances for impairment on an ongoing basis. Deferred commissions are classified as current or non-current based on the timing of when the Company expects to recognize the expense. The current portion is included in prepaid expenses and other current assets and the non-current portion is included in other assets on the Company’s consolidated balance sheets. As of May 28, 2022, the current and non-current assets related to deferred commissions totaled $14.9 million and $64.1 million, respectively. As of August 28, 2021, the current and non-current assets related to deferred commissions totaled $14.2 million and $60.6 million, respectively. During the thirteen weeks ended May 28, 2022 and May 29, 2021, the Company recorded $3.9 million and $3.6 million, respectively, of amortization expense related to deferred commissions. During the thirty-nine weeks ended May 28, 2022 and May 29, 2021, the Company recorded $11.5 million and $10.8 million, respectively, of amortization expense related to deferred commissions. This expense is classified in selling and administrative expenses on the consolidated statements of income.

4. Acquisitions

During the thirty-nine weeks ended May 28, 2022, the Company completed ten business acquisitions with an aggregate purchase price of approximately $43.9 million, which was primarily assigned to goodwill and intangible assets. The initial allocations of the purchase prices are incomplete with respect to certain assets acquired. The results of operations of these acquisitions have been included in the Company’s consolidated financial results since their respective acquisition dates. These acquisitions were not significant in relation to the Company’s consolidated financial results and, therefore, pro-forma financial information has not been presented.

5. Fair Value Measurements

The assets measured at fair value on a recurring basis are summarized in the tables below (in thousands):

	As of May 28, 2022
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents	$197,154	$—	$—	$197,154
Pension plan assets	—	3,432	—	3,432
Foreign currency forward contracts	—	13	—	13
Total assets at fair value	$197,154	$3,445	$—	$200,599

UniFirst Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

	As of August 28, 2021
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents	$197,081	$—	$—	$197,081
Pension plan assets	—	3,795	—	3,795
Foreign currency forward contracts	—	41	—	41
Total assets at fair value	$197,081	$3,836	$—	$200,917

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

The Company’s foreign currency forward contracts represent contracts the Company has entered into to exchange Canadian dollars for U.S. dollars at fixed exchange rates in order to manage its exposure related to the certain forecasted Canadian dollar denominated sales of one of its subsidiaries. These contracts are included in prepaid expenses and other current assets and other long-term assets as of May 28, 2022 and August 28, 2021. The fair value of the forward contracts is based on similar exchange traded derivatives and are, therefore, included within Level 2 of the fair value hierarchy.

6. Derivative Instruments and Hedging Activities

As of May 28, 2022, the Company had forward contracts with a notional value of approximately 7.7 million CAD outstanding and recorded the fair value of the contracts of a nominal amount in prepaid expenses and other current assets and other long-term assets with a corresponding nominal gain in accumulated other comprehensive loss, which was recorded net of tax. During the thirteen and thirty-nine weeks ended May 28, 2022, the Company reclassified a nominal amount from accumulated other comprehensive loss to revenue, related to the derivative financial instruments. The gain on these forward contracts that resulted in a decrease to accumulated other comprehensive loss as of May 28, 2022 is expected to be reclassified to revenues prior to their maturity on August 29, 2026.

7. Employee Benefit Plans

Defined Contribution Retirement Savings Plan

The Company has a defined contribution retirement savings plan with a 401(k) feature for all eligible U.S. and Canadian employees not under collective bargaining agreements. The Company matches a portion of the employee’s contribution and may make an additional contribution at its discretion. Contributions charged to expense under the plan for the thirteen weeks ended May 28, 2022 and May 29, 2021 were $4.7 million and $5.1 million, respectively. Contributions charged to expense under the plan for the thirty-nine weeks ended May 28, 2022 and May 29, 2021 were $14.2 million and $15.2 million, respectively.

Pension Plans and Supplemental Executive Retirement Plans

The Company maintains an unfunded Supplemental Executive Retirement Plan for certain eligible employees of the Company and one frozen non-contributory defined benefit pension plan. The amounts charged to expense related to these plans for the thirteen weeks ended May 28, 2022 and May 29, 2021 were $0.6 million and $0.8 million, respectively. The amounts charged to expense related to these plans for the thirty-nine weeks ended May 28, 2022 and May 29, 2021 were $1.9 million and $2.3 million, respectively.

Nonqualified Deferred Compensation Plan

The Company adopted the UniFirst Corporation Deferred Compensation Plan (the “NQDC Plan”) effective on February 1, 2022. The NQDC Plan is an unfunded, nonqualified deferred compensation plan that allows eligible participants to voluntarily defer receipt of their salary and annual cash bonuses up to approved limits. In its discretion, the Company may credit one or more additional contributions to participant accounts. NQDC Plan participants who are not accruing benefits under the Supplemental Executive Retirement Plan are eligible to have discretionary annual employer contributions credited to their NQDC Plan accounts. All participants are also eligible to have employer supplemental contributions and employer discretionary contributions credited to their NQDC Plan accounts. The amounts of such contributions may differ from year to year and from participant to participant. There were

UniFirst Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

no employee or employer contributions charged to expense related to this plan for the thirteen and thirty-nine weeks ended May 28, 2022.

8. Income Per Share

The Company calculates income per share by allocating income to its unvested participating securities as part of its income per share calculations. The following table sets forth the computation of basic income per share using the two-class method for amounts attributable to the Company’s shares of Common Stock and Class B Common Stock (in thousands, except per share data):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	May 28, 2022	May 29, 2021	May 28, 2022	May 29, 2021
Net income available to shareholders	$25,067	$42,016	$77,223	$116,497
Allocation of net income for Basic:
Common Stock	$21,037	$35,270	$64,835	$97,792
Class B Common Stock	4,030	6,746	12,388	18,705
	$25,067	$42,016	$77,223	$116,497
Weighted average number of shares for Basic:
Common Stock	15,170	15,238	15,211	15,238
Class B Common Stock	3,632	3,643	3,632	3,643
	18,802	18,881	18,843	18,881
Income per share for Basic:
Common Stock	$1.39	$2.31	$4.26	$6.42
Class B Common Stock	$1.11	$1.85	$3.41	$5.13

The Company is required to calculate diluted income per share for Common Stock using the more dilutive of the following two methods:

•
The treasury stock method; or
•
The two-class method assuming a participating security is not exercised or converted.

For the thirteen and thirty-nine weeks ended May 28, 2022 and May 29, 2021, the Company’s diluted income per share assumes the conversion of all vested Class B Common Stock into Common Stock and uses the two-class method for its unvested participating shares. The following tables set forth the computation of diluted income per share of Common Stock for the thirteen and thirty-nine weeks ended May 28, 2022 and May 29, 2021 (in thousands, except per share data):

	Thirteen weeks ended May 28, 2022			Thirty-nine weeks ended May 28, 2022
	Earnings to Common Shareholders	Common Shares	Income Per Share	Earnings to Common Shareholders	Common Shares	Income Per Share
As reported - Basic	$21,037	15,170	$1.39	$64,835	15,211	$4.26
Add: effect of dilutive potential common shares
Share-Based Awards	—	73		—	115
Class B Common Stock	4,030	3,632		12,388	3,632
As reported – Diluted	$25,067	18,875	$1.33	$77,223	18,958	$4.07

	Thirteen weeks ended May 29, 2021			Thirty-nine weeks ended May 29, 2021
	Earnings to Common Shareholders	Common Shares	Income Per Share	Earnings to Common Shareholders	Common Shares	Income Per Share
As reported - Basic	$35,270	15,238	$2.31	$97,792	15,238	$6.42
Add: effect of dilutive potential common shares
Share-Based Awards	—	170		—	160
Class B Common Stock	6,746	3,643		18,705	3,643
As reported – Diluted	$42,016	19,051	$2.21	$116,497	19,041	$6.12

UniFirst Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Share-based awards that would result in the issuance of 43,246 and 36,373 shares, respectively, of Common Stock were excluded from the calculation of diluted income per share for the thirteen and thirty-nine weeks ended May 28, 2022 because they were anti-dilutive. Share-based awards that would result in the issuance of 2,189 and 1,770 shares, respectively, of Common Stock were excluded from the calculation of diluted income per share for the thirteen and thirty-nine weeks ended May 29, 2021 because they were anti-dilutive.

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

The components of inventory as of May 28, 2022 and August 28, 2021 were as follows (in thousands):

	May 28, 2022	August 28, 2021
Raw materials	$28,036	$24,846
Work in process	3,357	4,703
Finished goods	120,348	114,042
Total inventories	$151,741	$143,591

10. Goodwill and Other Intangible Assets

When the Company acquires a business, the amount assigned to the tangible assets and liabilities and intangible assets acquired is based on their respective fair values determined as of the acquisition date. The excess of the purchase price over the tangible assets and liabilities and intangible assets is recorded as goodwill.

The changes in the carrying amount of goodwill are as follows (in thousands):

Balance as of August 28, 2021	$429,538
Goodwill recorded during the period	27,365
Other	(93)
Balance as of May 28, 2022	$456,810

Intangible assets, net in the Company’s consolidated balance sheets are as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
May 28, 2022
Customer contracts	$246,934	$196,015	$50,919
Software	78,502	43,911	34,591
Other intangible assets	37,564	35,445	2,119
	$363,000	$275,371	$87,629
August 28, 2021
Customer contracts	$237,384	$188,255	$49,129
Software	74,475	40,763	33,712
Other intangible assets	36,866	35,069	1,797
	$348,725	$264,087	$84,638

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

A reconciliation of the Company’s asset retirement liability for the thirty-nine weeks ended May 28, 2022 was as follows (in thousands):

May 28, 2022
Beginning balance as of August 28, 2021	$14,887
Accretion expense	732
Effect of exchange rate changes	(331)
Balance as of May 28, 2022	$15,288

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

The following table presents the operating lease cost and information related to the operating lease right-of-use assets, net and operating lease liabilities for the thirty-nine weeks ended May 28, 2022:

(In thousands, except lease term and discount rate)
Lease cost
Operating lease costs including short-term lease expense and variable lease costs, which were immaterial in the period	$16,199

Operating cash flow impacts
Cash paid for amounts included in the measurement of operating lease liabilities	$3,444
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	$17,565
Weighted-average remaining lease term - operating leases	4.13
Weighted-average discount rate - operating leases	1.94%

UniFirst Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The contractual future minimum lease payments of the Company's operating lease liabilities by fiscal year are as follows as of May 28, 2022:

(In thousands)
2022 (remaining three months)	$3,618
2023	14,376
2024	11,373
2025	8,449
2026	6,490
Thereafter	8,128
Total payments	52,434
Less interest	(1,426)
Total present value of lease payments	$51,008

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

There is usually a range of reasonable estimates of the costs associated with each site. In accordance with U.S. GAAP, the Company’s accruals reflect the amount within the range that it believes is the best estimate or the low end of a range of estimates if no point within the range is a better estimate. Where it believes that both the amount of a particular liability and the timing of the payments are reliably determinable, the Company adjusts the cost in current dollars using a rate of 3% for inflation until the time of expected payment and discounts the cost to present value using current risk-free interest rates. As of May 28, 2022, the risk-free interest rates utilized by the Company ranged from 2.64% to 3.16%.

For environmental liabilities that have been discounted, the Company includes interest accretion, based on the effective interest method, in selling and administrative expenses on the Company’s consolidated statements of income. The changes to the Company’s environmental liabilities for the thirty-nine weeks ended May 28, 2022 were as follows (in thousands):

May 28, 2022
Balance as of August 28, 2021	$32,859
Revisions in estimates	—
Costs incurred for which reserves have been provided	(1,205)
Insurance proceeds	100
Interest accretion	447
Changes in discount rates	(2,692)
Balance as of May 28, 2022	$29,509

Anticipated payments and insurance proceeds of currently identified environmental remediation liabilities as of May 28, 2022, for the next five fiscal years and thereafter, as measured in current dollars, are reflected below.

(In thousands)	2022	2023	2024	2025	2026	Thereafter	Total
Estimated costs – current dollars	$11,285	$2,530	$2,080	$1,366	$1,129	$12,712	$31,102
Estimated insurance proceeds	(110)	(159)	(173)	(159)	(173)	(380)	(1,154)
Net anticipated costs	$11,175	$2,371	$1,907	$1,207	$956	$12,332	$29,948
Effect of inflation							8,359
Effect of discounting							(8,798)
Balance as of May 28, 2022							$29,509

Estimated insurance proceeds are primarily received from an annuity received as part of a legal settlement with an insurance company. Annual proceeds of approximately $0.3 million are deposited into an escrow account which funds remediation and monitoring costs for two sites related to former operations in Williamstown, Vermont. Annual proceeds received but not expended in the current year accumulate in this account and may be used in future years for costs related to this site through the year 2027. As of May 28, 2022, the balance in this escrow account, which is held in a trust and is not recorded in the Company’s consolidated balance sheet, was approximately $4.9 million. Also included in estimated insurance proceeds are amounts the Company is entitled to receive pursuant to legal settlements as reimbursements from three insurance companies for estimated costs at the site in Uvalde, Texas.

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

Effective tax rate

The Company’s effective tax rate for the thirteen weeks ended May 28, 2022 was 25.4% as compared to 22.9% for the corresponding period in the prior year. The Company’s effective tax rate for the thirty-nine weeks ended May 28, 2022 was 23.6% unchanged from the corresponding period in the prior year. The increase in the effective tax rate for the thirteen weeks ended May 28, 2022 as compared to the corresponding period in the prior year was due primarily to the release of certain tax reserves and excess tax benefits related to the vesting of stock appreciation rights in the prior period.

Uncertain tax positions

The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense, which is consistent with the recognition of these items in prior reporting periods. During the thirty-nine weeks ended May 28, 2022, there was a net decrease in unrecognized tax position of $0.5 million related to existing reserves.

All U.S. and Canadian federal income tax statutes have lapsed for filings up to and including fiscal years 2015 and 2014, respectively. With a few exceptions, the Company is no longer subject to state and local income tax examinations for periods prior to fiscal 2016. The Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change significantly in the next 12 months.

14. Long-Term Debt

On March 26, 2021, the Company entered into an amended and restated $175.0 million unsecured revolving credit agreement (the “2021 Credit Agreement”) with a syndicate of banks, which matures on March 26, 2026. The 2021 Credit Agreement amended and restated the Company’s prior credit agreement, which was scheduled to mature on April 11, 2021. Under the 2021 Credit Agreement, the Company is able to borrow funds at variable interest rates based on, at the Company’s election, the Eurodollar rate or a base rate, plus in each case a spread based on the Company’s consolidated funded debt ratio. Availability of credit requires compliance with certain financial and other covenants, including a maximum consolidated funded debt ratio and minimum consolidated interest coverage ratio as defined in the 2021 Credit Agreement. The Company tests its compliance with these financial covenants on a fiscal quarterly basis. As of May 28, 2022, the interest rates applicable to the Company’s borrowings under the 2021 Credit Agreement would be calculated as LIBOR plus 1.00% at the time of the respective borrowing. As of May 28, 2022, the Company had no outstanding borrowings and had outstanding letters of credit amounting to $60.6 million, leaving $114.4 million available for borrowing under the 2021 Credit Agreement.

As of May 28, 2022, the Company was in compliance with all covenants under the 2021 Credit Agreement.

UniFirst Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

15. Accumulated Other Comprehensive Loss

The changes in each component of accumulated other comprehensive loss, net of tax, for the thirteen and thirty-nine weeks ended May 28, 2022 and May 29, 2021 were as follows (in thousands):

	Thirteen weeks ended May 28, 2022
	Foreign Currency Translation	Pension- related (1)	Derivative Financial Instruments (1)	Total Accumulated Other Comprehensive Loss
Balance as of February 26, 2022	$(19,451)	$(7,066)	$23	$(26,494)
Other comprehensive loss before reclassification	(982)	—	(10)	(992)
Amounts reclassified from accumulated other comprehensive loss	—	—	(4)	(4)
Net current period other comprehensive loss	(982)	—	(14)	(996)
Balance as of May 28, 2022	$(20,433)	$(7,066)	$9	$(27,490)

	Thirty-nine weeks ended May 28, 2022
	Foreign Currency Translation	Pension- related (1)	Derivative Financial Instruments (1)	Total Accumulated Other Comprehensive Loss
Balance as of August 28, 2021	$(17,801)	$(7,066)	$31	$(24,836)
Other comprehensive income (loss) before reclassification	(2,632)	—	35	(2,597)
Amounts reclassified from accumulated other comprehensive loss	—	—	(57)	(57)
Net current period other comprehensive loss	(2,632)	—	(22)	(2,654)
Balance as of May 28, 2022	$(20,433)	$(7,066)	$9	$(27,490)

	Thirteen weeks ended May 29, 2021
	Foreign Currency Translation	Pension- related (1)	Derivative Financial Instruments (1)	Total Accumulated Other Comprehensive Loss
Balance as of February 27, 2021	$(18,455)	$(10,026)	$(12)	$(28,493)
Other comprehensive (loss) income before reclassification	6,099	—	(91)	6,008
Amounts reclassified from accumulated other comprehensive loss	—	—	39	39
Net current period other comprehensive (loss) income	6,099	—	(52)	6,047
Balance as of May 29, 2021	$(12,356)	$(10,026)	$(64)	$(22,446)

	Thirty-nine weeks ended May 29, 2021
	Foreign Currency Translation	Pension- related (1)	Derivative Financial Instruments (1)	Total Accumulated Other Comprehensive Loss
Balance as of August 29, 2020	$(22,009)	$(10,026)	$65	$(31,970)
Other comprehensive income (loss) before reclassification	9,653	—	(158)	9,495
Amounts reclassified from accumulated other comprehensive loss	—	—	29	29
Net current period other comprehensive (loss) income	9,653	—	(129)	9,524
Balance as of May 29, 2021	$(12,356)	$(10,026)	$(64)	$(22,446)

UniFirst Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

(1)
Amounts are shown net of tax

Amounts reclassified from accumulated other comprehensive loss, net of tax, for the thirteen and thirty-nine weeks ended May 28, 2022 and May 29, 2021 were as follows (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	May 28, 2022	May 29, 2021	May 28, 2022	May 29, 2021
Derivative financial instruments, net:
Forward contracts (a)	$(4)	$39	$(57)	$29
Total, net of tax	(4)	39	(57)	29

Total amounts reclassified, net of tax	$(4)	$39	$(57)	$29

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

The Company refers to the U.S. and Canadian Rental and Cleaning, MFG, and Corporate reporting segments combined as its “Core Laundry Operations,” which is included as a subtotal in the following table (in thousands):

Thirteen weeks ended	U.S. and Canadian Rental and Cleaning	MFG	Net Interco MFG Elim	Corporate	Subtotal Core Laundry Operations	Specialty Garments	First Aid	Total
May 28, 2022
Revenues	$439,462	$58,369	$(58,369)	$10,577	$450,039	$41,198	$20,311	$511,548
Operating income (loss)	$75,660	$12,117	$4,219	$(65,565)	$26,431	$7,161	$105	$33,697
Interest income, net	$(736)	$—	$—	$396	$(340)	$—	$—	$(340)
Income (loss) before taxes	$76,419	$12,045	$4,219	$(66,362)	$26,321	$7,179	$106	$33,606
May 29, 2021
Revenues	$399,500	$67,573	$(67,573)	$9,531	$409,031	$38,236	$17,056	$464,323
Operating income (loss)	$75,550	$17,219	$(258)	$(46,877)	$45,634	$8,300	$225	$54,159
Interest income, net	$(675)	$—	$—	$4	$(671)	$—	$—	$(671)
Income (loss) before taxes	$76,062	$17,103	$(258)	$(47,573)	$45,334	$8,918	$230	$54,482

Thirty-nine weeks ended
May 28, 2022
Revenues	$1,284,411	$214,712	$(214,712)	$27,530	$1,311,941	$116,220	$56,247	$1,484,408
Operating income (loss)	$209,499	$50,968	$(1,835)	$(176,949)	$81,683	$19,640	$(223)	$101,100
Interest income, net	$(2,216)	$—	$—	$477	$(1,739)	$—	$—	$(1,739)
Income (loss) before taxes	$211,700	$50,722	$(1,835)	$(178,419)	$82,168	$19,133	$(223)	$101,078
May 29, 2021
Revenues	$1,174,285	$181,204	$(181,204)	$26,171	$1,200,456	$111,592	$48,892	$1,360,940
Operating income (loss)	$209,546	$51,803	$2,926	$(134,405)	$129,870	$20,693	$331	$150,894
Interest income, net	$(2,146)	$—	$—	$44	$(2,102)	$-	$-	$(2,102)
Income (loss) before taxes	$211,449	$51,513	$2,926	$(136,273)	$129,615	$22,529	$339	$152,483

17. Shares Repurchased and Dividends

On October 20, 2021, the Company announced that it would be raising its quarterly dividend to $0.30 per share of Common Stock and to $0.24 per share of Class B Common Stock, up from $0.25 and $0.20 per share, respectively. The amount and timing of any dividend payment is subject to the approval of the Board of Directors each quarter.

On January 2, 2019, the Company’s Board of Directors approved a share repurchase program (the “2019 Share Repurchase Program”) authorizing the Company to repurchase from time to time up to $100.0 million of its outstanding shares of Common Stock. On October 18, 2021, the Company’s Board of Directors authorized a new share repurchase program (the “2021 Share Repurchase Program” and, together with the 2019 Share Repurchase Program, the “Share Repurchase Programs”) to repurchase from time to time up to $100.0 million of our outstanding shares of Common Stock, inclusive of the amount which remained available under the existing share repurchase program approved on January 2, 2019. Repurchases made under the new program, if any, will be made in either the open market or in privately negotiated transactions. The timing, manner, price and amount of any repurchases will depend on a variety of factors, including economic and market conditions, the Company stock price, corporate liquidity requirements and priorities,

UniFirst Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

applicable legal requirements and other factors. The share repurchase program will be funded using the Company’s available cash or capacity under its 2021 Credit Agreement and may be suspended or discontinued at any time. During the thirteen and thirty-nine weeks ended May 28, 2022, the Company repurchased 90,394 and 165,644 shares for an average price per share of $173.55 and $183.85, respectively. The Company did not repurchase any shares during the thirteen weeks ended May 29, 2021. During the thirty-nine weeks ended May 29, 2021, the Company repurchased 53,200 shares for an average price per share of $179.21. As of May 28, 2022, the Company had $71.6 million remaining to repurchase under the 2021 Share Repurchase Program.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and any documents incorporated by reference may contain forward-looking statements within the meaning of the federal securities laws. Forward-looking statements contained in this Quarterly Report on Form 10-Q and any documents incorporated by reference are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words such as “estimates,” “anticipates,” “projects,” “plans,” “expects,” “intends,” “believes,” “seeks,” “could,” “should,” “may,” “will,” “strategy,” “objective,” “assume,” “strive,” or the negative versions thereof, and similar expressions and by the context in which they are used. Such forward-looking statements are based upon our current expectations and speak only as of the date made. Such statements are highly dependent upon a variety of risks, uncertainties and other important factors that could cause actual results to differ materially from those reflected in such forward-looking statements. Such factors include, but are not limited to, uncertainties caused by adverse economic conditions, including, without limitation, as a result of significant increases in inflation or interest rates or extraordinary events or circumstances such as geopolitical conflicts like the conflict between Russia and Ukraine or the COVID-19 pandemic, and their impact on our customers’ businesses and workforce levels, disruptions of our business and operations, including limitations on, or closures of, our facilities, or the business and operations of our customers or suppliers in connection with extraordinary events or circumstances such as the COVID-19 pandemic, uncertainties regarding our ability to consummate and successfully integrate acquired businesses, uncertainties regarding any existing or newly-discovered expenses and liabilities related to environmental compliance and remediation, any adverse outcome of pending or future contingencies or claims, our ability to compete successfully without any significant degradation in our margin rates, seasonal and quarterly fluctuations in business levels, our ability to preserve positive labor relationships and avoid becoming the target of corporate labor unionization campaigns that could disrupt our business, the effect of currency fluctuations on our results of operations and financial condition, our dependence on third parties to supply us with raw materials, which such supply could be severely disrupted as a result of extraordinary events or circumstances such as the COVID-19 pandemic, any loss of key management or other personnel, increased costs as a result of any changes in federal or state laws, rules and regulations or governmental interpretation of such laws, rules and regulations, uncertainties regarding, or adverse impacts from increases in, the price levels of natural gas, electricity, fuel and labor, the negative effect on our business from sharply depressed oil and natural gas prices, including, without limitation, as a result of extraordinary events or circumstances such as the COVID-19 pandemic, the continuing increase in domestic healthcare costs, increased workers’ compensation claim costs, increased healthcare claim costs, including as a result of extraordinary events or circumstances such as the COVID-19 pandemic, our ability to retain and grow our customer base, demand and prices for our products and services, fluctuations in our Specialty Garments business, political or other instability, supply chain disruption or infection among our employees in Mexico and Nicaragua where our principal garment manufacturing plants are located, including, without limitation, as a result of extraordinary events or circumstances such as the COVID-19 pandemic, our ability to properly and efficiently design, construct, implement and operate a new customer relationship management (“CRM”) computer system, interruptions or failures of our information technology systems, including as a result of cyber-attacks, additional professional and internal costs necessary for compliance with any changes in or additional Securities and Exchange Commission, New York Stock Exchange and accounting or other rules, including, without limitation, recent rules proposed by the Securities and Exchange Commission regarding climate-related and cybersecurity-related disclosures, strikes and unemployment levels, our efforts to evaluate and potentially reduce internal costs, economic and other developments associated with the war on terrorism and its impact on the economy, the impact of foreign trade policies and tariffs or other impositions on imported goods on our business, results of operations and financial condition, general economic conditions, our ability to successfully implement our business strategies and processes, including our capital allocation strategies and the other factors described under “Part I, Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended August 28, 2021 and in our other filings with the Securities and Exchange Commission, including, without limitation, under Part II, Item 1A. "Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. We undertake no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made.

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

Critical Accounting Policies and Estimates

The discussion of our financial condition and results of operations is based upon the Consolidated Financial Statements, which have been prepared in conformity with GAAP. As such, management is required to make certain estimates, judgments and assumptions that are believed to be reasonable based on the information available. These estimates and assumptions affect the reported amount of assets and liabilities, revenues and expenses, and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results may differ from these estimates under different assumptions or conditions.

Critical accounting estimates are defined as those that are reflective of significant judgments and uncertainties, the most important and pervasive accounting estimates used and areas most sensitive to material changes from external factors. The critical accounting estimates that we believe affect our more significant judgments and estimates used in the preparation of our consolidated financial statements presented in this report are described in Part II, Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended August 28, 2021. There have been no significant changes in our critical accounting estimates since the year ended August 28, 2021.

COVID-19 Assessment

At times during the global COVID-19 pandemic, our revenues have been significantly adversely impacted as a result of many customers closing their businesses or operating at limited capacities. In addition, at times during the pandemic, we have experienced supply chain disruptions with respect to certain products, including hand sanitizer and masks. Although there continues to be supply chain disruption that is impacting our operating results, these adverse impacts and disruptions have declined since the height of the pandemic.

As the COVID-19 pandemic has continued, instances of new COVID-19 cases have risen periodically with the outbreak of various COVID-19 variants, and new COVID-19 variants could emerge and spread in the future and have an adverse impact on our business.

We remain focused on the safety and well-being of our team partners and on the service of our customers. We will continue to review and assess the ongoing COVID-19 pandemic and its impacts on our team partners, our customers, our suppliers and our business so that we can seek to address the impacts on our business and service our customers.

Please see Part I, Item 1A. "Risk Factors” in our Annual Report on Form 10-K for the year ended August 28, 2021 for an additional discussion of risks and potential risks of the COVID-19 pandemic on our business, financial condition and results of operations.

Effects of Inflation and Current Economic Conditions

In general, we believe that our results of operations are not dependent on moderate changes in the inflation rate. Historically, we have been able to manage the impacts of more significant changes in inflation rates through our customer relationships, customer agreements that generally provide for price increases consistent with the rate of inflation and continued focus on improvements of operational productivity. However, the current inflationary environment has had a negative impact on our margins, including as a result of increased energy costs for our vehicles and our plants, as well as increasing wages in the labor markets in which we compete. We expect that inflation will continue to pressure our margins in future periods. In addition, in response to the concerns over inflation risk in the broader U.S. economy, the U.S. Federal Reserve began to raise interest rates in March 2022 for the first time in over three years and signaled that additional rate increases would continue throughout the year. It is possible that dramatic increases in interest rates may ultimately result in an economic recession, which could have a material adverse impact on our business. Adverse economic conditions resulting from inflationary pressures, U.S. Federal Reserve actions, geopolitical issues or otherwise are difficult to predict. Please see Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended August 28, 2021 for an additional discussion of risks and potential risks of inflation and adverse economic conditions on our business, financial condition and results of operations.

Results of Operations

The following table presents certain selected financial data, including the percentage of revenues represented by each item, for the thirteen and thirty-nine weeks ended May 28, 2022 and May 29, 2021.

	Thirteen weeks ended					Thirty-nine weeks ended
(In thousands, except percentages)	May 28, 2022	% of Revenues	May 29, 2021	% of Revenues	% Change	May 28, 2022	% of Revenues	May 29, 2021	% of Revenues	% Change
Revenues	$511,548	100.0%	$464,323	100.0%	10.2%	$1,484,408	100.0%	$1,360,940	100.0%	9.1%
Operating expenses:
Cost of revenues (1)	334,633	65.4	286,605	61.7	16.8	969,579	65.3	851,860	62.6	13.8
Selling and administrative expenses (1)	116,191	22.7	96,976	20.9	19.8	332,985	22.4	279,008	20.5	19.3
Depreciation and amortization	27,027	5.3	26,583	5.7	1.7	80,744	5.4	79,178	5.8	2.0
Total operating expenses	477,851	93.4	410,164	88.3	16.5	1,383,308	93.2	1,210,046	88.9	14.3
Operating income	33,697	6.6	54,159	11.7	(37.8)	101,100	6.8	150,894	11.1	(33.0)
Other (income) expense, net	91	0.0	(323)	(0.1)	(128.2)	22	0.0	(1,589)	(0.1)	(101.4)
Income before income taxes	33,606	6.6	54,482	11.7	(38.3)	101,078	6.8	152,483	11.2	(33.7)
Provision for income taxes	8,539	1.7	12,466	2.7	(31.5)	23,855	1.6	35,986	2.6	(33.7)
Net income	$25,067	4.9%	$42,016	9.0%	(40.3)%	$77,223	5.2%	$116,497	8.6%	(33.7)%

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

Our operating results are also directly impacted by the costs of the gasoline used to fuel our vehicles and the natural gas used to operate our plants. Our operating margins have been, and may continue to be, adversely impacted by the recent surge in energy prices. In addition, as described above, the current inflationary environment has had a negative impact on our margins, and we expect that it will continue to pressure our margins in future periods.

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

In fiscal 2018, we initiated a multiyear CRM project to further develop, implement and deploy a third-party application we licensed. This new solution improves functionality, capability and information flow as well as increased automation in servicing our customers. As of May 28, 2022, we had capitalized $40.0 million related to this CRM project. We began deployment of our new CRM project during the second half of fiscal 2021 and anticipate this will continue through fiscal 2022 and 2023. We are depreciating this system over a 10-year life and recognized $0.8 million and $2.3 million of amortization expense during the thirteen and thirty-nine weeks ended May 28, 2022, respectively.

Over the next few years, we intend to be focused on three discrete strategic initiatives that are critical in our efforts to transform the company in terms of our overall capabilities and competitive positioning. These initiatives are the continued rollout of our new CRM system (discussed above), investments in the UniFirst brand, and a corporate-wide enterprise resource planning (“ERP”) system with a strong focus on supply chain and procurement automation and technology. We refer to these initiatives together as our “Key Initiatives”. For the thirteen and thirty-nine weeks ended May 28, 2022, we incurred $11.4 million and $24.1 million, respectively, of costs directly attributable to our Key Initiatives.

Thirteen weeks ended May 28, 2022 compared with thirteen weeks ended May 29, 2021

Revenues

(In thousands, except percentages)	May 28, 2022	May 29, 2021	Dollar Change	Percent Change
Core Laundry Operations	$450,039	$409,031	$41,008	10.0%
Specialty Garments	41,198	38,236	2,962	7.7%
First Aid	20,311	17,056	3,255	19.1%
Consolidated total	$511,548	$464,323	$47,225	10.2%

Core Laundry Operations’ revenues during the third quarter of fiscal 2022 increased compared to the prior year comparable period. Core Laundry Operations’ organic growth, which adjusts for the estimated effect of acquisitions as well as fluctuations in the Canadian dollar, was 9.3%. This strong organic growth rate was primarily the result of solid sales performance and improved customer retention as well as efforts to share with our customers the cost increases that we are seeing in our business due to the ongoing inflationary environment.

Specialty Garments revenues in the third quarter of fiscal 2022 increased compared to the prior year comparable period due primarily to growth in our cleanroom operations. Specialty Garments’ results are often affected by seasonality and the timing and length of its customers’ power reactor outages as well as its project-based activities.

First Aid revenues in the third quarter of fiscal 2022 increased compared to the prior year comparable period due primarily to strong revenue growth in the segment's wholesale distribution business.

Cost of Revenues

(In thousands, except percentages)	May 28, 2022	May 29, 2021	Dollar Change	Percent Change
Cost of revenues	$334,633	$286,605	$48,028	16.8%
% of Revenues	65.4%	61.7%

Core Laundry Operations’ cost of revenues as a percentage of revenues increased in the third quarter of fiscal 2022 as compared to the prior year comparable period. This increase was due primarily to higher merchandise cost, which has increased as a percentage of revenues due to continued normalization of merchandise amortization from depressed levels during the pandemic, ongoing supply chain disruption, the effect of some large national account investments as well as increased activity in our energy-related markets. In addition, we incurred higher energy costs as a percentage of revenues as well as increased input and labor costs due to the inflationary environment and the challenging employment environment.

Specialty Garments cost of revenues as a percentage of revenues increased in the third quarter of fiscal 2022 as compared to the prior year comparable period due primarily to higher merchandise, labor, and energy costs as a percentage of revenues in the third quarter of fiscal 2022.

Selling and Administrative Expenses

(In thousands, except percentages)	May 28, 2022	May 29, 2021	Dollar Change	Percent Change
Selling and administrative expenses	$116,191	$96,976	$19,215	19.8%
% of Revenues	22.7%	20.9%

Our selling and administrative costs increased as a percentage of revenues in the third quarter of fiscal 2022 as compared to the prior year comparable period primarily due to Key Initiative costs as well as higher labor costs as a percentage of revenues responding to the challenging employment environment.

Depreciation and Amortization

(In thousands, except percentages)	May 28, 2022	May 29, 2021	Dollar Change	Percent Change
Depreciation and amortization	$27,027	$26,583	$444	1.7%
% of Revenues	5.3%	5.7%

Depreciation and amortization expense remained relatively consistent with the prior year comparable period.

Operating Income

For the thirteen weeks ended May 28, 2022 and May 29, 2021, changes in our revenues and costs as discussed above resulted in the following changes in our operating income and margin:

(In thousands, except percentages)	May 28, 2022	May 29, 2021	Dollar Change	Percent Change
Core Laundry Operations	$26,431	$45,634	$(19,203)	(42.1)%
Specialty Garments	7,161	8,300	(1,139)	(13.7)%
First Aid	105	225	(120)	(53.3)%
Operating income	$33,697	$54,159	$(20,462)	(37.8)%
Operating income margin	6.6%	11.7%

Other (Income) Expense, net

(In thousands, except percentages)	May 28, 2022	May 29, 2021	Dollar Change	Percent Change
Interest income, net	$(340)	$(671)	$331	(49.3)%
Other (income) expense, net	431	348	83	23.9%
Total other (income) expense, net	$91	$(323)	$414	(128.2)%

The increase in other (income) expense, net during the third quarter of fiscal 2022 as compared to the prior year comparable period was due primarily to foreign exchange losses in the current period as compared to foreign exchange gains in the prior year comparable period.

Provision for Income Taxes

(In thousands, except percentages)	May 28, 2022	May 29, 2021	Dollar Change	Percent Change
Provision for income taxes	$8,539	$12,466	$(3,927)	(31.5)%
Effective income tax rate	25.4%	22.9%

The increase in our effective tax rate for the third quarter of fiscal 2022 as compared to the prior year comparable period was due primarily to the release of certain tax reserves and excess tax benefits related to the vesting of stock appreciation rights recorded in the prior period.

Thirty-nine weeks ended May 28, 2022 compared with thirty-nine weeks ended May 29, 2021

Revenues

(In thousands, except percentages)	May 28, 2022	May 29, 2021	Dollar Change	Percent Change
Core Laundry Operations	$1,311,941	$1,200,456	$111,485	9.3%
Specialty Garments	116,220	111,592	4,628	4.1%
First Aid	56,247	48,892	7,355	15.0%
Consolidated total	$1,484,408	$1,360,940	$123,468	9.1%

Consolidated revenues during the thirty-nine weeks ended May 28, 2022 increased compared to the prior year comparable period. Core Laundry Operations’ organic growth, which adjusts for the estimated effect of acquisitions as well as fluctuations in the Canadian dollar, was 8.6%. This strong organic growth was primarily the result of customer re-openings in fiscal 2021, solid sales performance and improved customer retention as well as efforts to share with our customers the cost increases that we are seeing in our business due to the ongoing inflationary environment.

Specialty Garments revenues during the thirty-nine weeks ended May 28, 2022 increased compared to the prior year comparable period due primarily to growth in our cleanroom operations. Specialty Garments’ results are often affected by seasonality and the timing and length of its customers’ power reactor outages as well as its project-based activities.

First Aid revenues during the thirty-nine weeks ended May 28, 2022 increased compared to the prior year comparable period due to increased sales in our van business and growth in our wholesale distribution business.

Cost of Revenues

(In thousands, except percentages)	May 28, 2022	May 29, 2021	Dollar Change	Percent Change
Cost of revenues	$969,579	$851,860	$117,719	13.8%
% of Revenues	65.3%	62.6%

Core Laundry Operations’ cost of revenues as a percentage of revenues increased as compared to the prior year comparable period. This increase was due primarily to higher merchandise amortization which continues to normalize from depressed levels during the pandemic as well as the effect of some large national account investments which are providing additional merchandise amortization headwinds. In addition, we incurred higher energy costs as a percentage of revenues and elevated labor costs responding to the very challenging employment environment.

Specialty Garments cost of revenues as a percentage of revenues increased during the thirty-nine weeks ended May 28, 2022 as compared to the prior year comparable period due primarily to higher labor and transportation costs as a percentage of revenues partially offset by lower merchandise costs as a percentage of revenue.

Selling and Administrative Expenses

(In thousands, except percentages)	May 28, 2022	May 29, 2021	Dollar Change	Percent Change
Selling and administrative expenses	$332,985	$279,008	$53,977	19.3%
% of Revenues	22.4%	20.5%

Our selling and administrative costs increased as a percentage of revenues in the thirty-nine weeks ended May 28, 2022 as compared to the prior year comparable period primarily due to Key Initiative costs. In addition, we incurred higher labor costs as a percentage of revenues responding to the challenging employment environment and elevated travel and stock-based compensation costs.

Depreciation and Amortization

(In thousands, except percentages)	May 28, 2022	May 29, 2021	Dollar Change	Percent Change
Depreciation and amortization	$80,744	$79,178	$1,566	2.0%
% of Revenues	5.4%	5.8%

Depreciation and amortization expense increased during the thirty-nine weeks ended May 28, 2022 as compared to the prior year comparable period due primarily to continued investment in our infrastructure as well as our key technology initiatives.

Operating Income

For the thirty-nine weeks ended May 28, 2022 and May 29, 2021, changes in our revenues and costs as discussed above resulted in the following changes in our operating income and operating income margin:

(In thousands, except percentages)	May 28, 2022	May 29, 2021	Dollar Change	Percent Change
Core Laundry Operations	$81,683	$129,870	$(48,187)	(37.1)%
Specialty Garments	19,640	20,693	(1,053)	(5.1)%
First Aid	(223)	331	(554)	(167.4)%
Operating income	$101,100	$150,894	$(49,794)	(33.0)%
Operating income margin	6.8%	11.1%

Other (Income) Expense, net

(In thousands, except percentages)	May 28, 2022	May 29, 2021	Dollar Change	Percent Change
Interest income, net	$(1,739)	$(2,102)	$363	(17.3)%
Other expense, net	1,761	513	1,248	243.3%
Total other (income) expense, net	$22	$(1,589)	$1,611	(101.4)%

The increase in other (income) expense, net, during the thirty-nine weeks ended May 28, 2022 as compared to the prior year comparable period was due primarily to higher foreign exchange losses in the thirty-nine weeks ended May 28, 2022.

Provision for Income Taxes

(In thousands, except percentages)	May 28, 2022	May 29, 2021	Dollar Change	Percent Change
Provision for income taxes	$23,855	$35,986	$(12,131)	(33.7)%
Effective income tax rate	23.6%	23.6%

Our effective tax rate during the thirty-nine weeks ended May 28, 2022 remained consistent with the prior year comparable period.

Liquidity and Capital Resources

General

Cash, cash equivalents and short-term investments totaled $410.6 million as of May 28, 2022, a decrease of $124.4 million from May 29, 2021 when the amount totaled $535.0 million. Our cash balance decreased primarily as a result of ten acquisitions that we completed during the thirty-nine weeks ended May 28, 2022. We generated $88.8 million and $187.5 million in cash from operating activities in the thirty-nine weeks ended May 28, 2022 and May 29, 2021, respectively.

Pursuant to share repurchase programs approved by our Board of Directors on January 2, 2019 and October 28, 2021, we repurchased 165,644 shares of our Common Stock for an aggregate of approximately $30.5 million during the thirty-nine weeks ended May 28, 2022.

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

Sources and uses of cash flows for the thirty-nine weeks ended May 28, 2022 and May 29, 2021, respectively, are summarized as follows:

(In thousands, except percentages)	May 28, 2022	May 29, 2021	Percent Change
Net cash provided by operating activities	$88,838	$187,523	(52.6)%
Net cash used in investing activities	(139,806)	(103,222)	35.4%
Net cash used in financing activities	(49,760)	(27,966)	77.9%
Effect of exchange rate changes	(1,545)	3,832	(140.3)%
Net increase (decrease) in cash, cash equivalents and short-term investments	$(102,273)	$60,167	(270.0)%

Net Cash Provided by Operating Activities

The net cash provided by operating activities during the thirty-nine weeks ended May 28, 2022 decreased as compared to the prior year comparable period due primarily to lower profitability, which included costs incurred to support our Key Initiatives, a decrease in accrued liabilities and increases in accounts receivable, supply inventory and merchandise in service. The decrease in accrued liabilities was due primarily to the payment of $12.2 million of United States Social Security and Medicare taxes that we deferred under the Coronavirus Air, Relief, and Economic Security Act (the “CARES Act”) in fiscal years 2020 and 2021. The Company expects to pay the remaining $12.1 million of deferred United State Social Security and Medicare taxes by the end of calendar year 2022. The elevated inventories related to the ongoing supply chain disruption and the increased merchandise in service are attributable to our balance sheet position continuing to normalize coming out of the COVID-19 pandemic impacted period. The increase in accounts receivable was due in part to the increased revenue from the economic recovery from the earlier impacts of the COVID-19 pandemic.

Net Cash Used in Investing Activities

The net increase in cash used in investing activities during the thirty-nine weeks ended May 28, 2022 was due primarily to an increase in acquisition related activity of $35.6 million as compared to the prior year comparable period.

Net Cash Used in Financing Activities

The increase in net cash used in financing activities during the thirty-nine weeks ended May 28, 2022 was due primarily to incremental cash used for repurchases of Common Stock of $20.9 million and an increase in dividends paid of $1.8 million.

Long-Term Debt and Borrowing Capacity

On March 26, 2021, we entered into an amended and restated $175.0 million unsecured revolving credit agreement (the “2021 Credit Agreement”) with a syndicate of banks, which matures on March 26, 2026. The 2021 Credit Agreement amended and restated our prior credit agreement, which was scheduled to mature on April 11, 2021. Under the 2021 Credit Agreement, we are able to borrow funds at variable interest rates based on, at our election, the Eurodollar rate or a base rate, plus in each case a spread based on our consolidated funded debt ratio. Availability of credit requires compliance with certain financial and other covenants, including a maximum consolidated funded debt ratio and minimum consolidated interest coverage ratio as defined in the 2021 Credit Agreement. We test our compliance with these financial covenants on a fiscal quarterly basis. As of May 28, 2022, the interest rates applicable to our borrowings under the 2021 Credit Agreement would be calculated as LIBOR plus 1.00% at the time of the respective borrowing. As of May 28, 2022, we had no outstanding borrowings and had outstanding letters of credit amounting to $60.6 million, leaving $114.4 million available for borrowing under the 2021 Credit Agreement.

As of May 28, 2022, we were in compliance with all covenants under the 2021 Credit Agreement.

Derivative Instruments and Hedging Activities

In June 2018, we entered into twelve forward contracts to exchange Canadian dollars ("CAD") for U.S. dollars at fixed exchange rates in order to manage our exposure related to the certain forecasted CAD denominated sales of one of our subsidiaries. The hedged transactions were specified as the first amount of CAD denominated revenues invoiced by one of our domestic subsidiaries each fiscal quarter, beginning in the third fiscal quarter of 2019 and continuing through the second fiscal quarter of 2022. In total, we sold approximately 12.1 million CAD at an average Canadian-dollar exchange rate of 0.7814 over these quarterly periods. We concluded that the forward contracts met the criteria to qualify as a cash flow hedge under U.S. GAAP. These forward contracts matured on February 25, 2022.

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

As of May 28, 2022, we had forward contracts with a notional value of approximately 7.7 million CAD outstanding and recorded the fair value of the contracts of a nominal amount in prepaid expenses and other current assets and other long-term assets with a corresponding nominal gain in accumulated other comprehensive loss, which was recorded net of tax. During the thirteen and thirty-nine weeks ended May 28, 2022, we reclassified a nominal amount from accumulated other comprehensive loss to revenue, related to the derivative financial instruments. The gain on these forward contracts that resulted in a decrease to accumulated other comprehensive loss as of May 28, 2022 is expected to be reclassified to revenues prior to their maturity on August 29, 2026.

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

There is usually a range of reasonable estimates of the costs associated with each site. In accordance with U.S. GAAP, our accruals represent the amount within the range that we believe is the best estimate or the low end of a range of estimates if no point within the range is a better estimate. When we believe that both the amount of a particular liability and the timing of the payments are reliably determinable, we adjust the cost in current dollars using a rate of 3% for inflation until the time of expected payment and discount the cost to present value using current risk-free interest rates. As of May 28, 2022, the risk-free interest rates we utilized ranged from 2.64% to 3.16%.

For environmental liabilities that have been discounted, we include interest accretion, based on the effective interest method, in selling and administrative expenses on the Consolidated Statements of Income. The changes to the amounts of our environmental liabilities for the thirty-nine weeks ended May 28, 2022 were as follows (in thousands):

May 28, 2022
Balance as of August 28, 2021	$32,859
Revisions in estimates	—
Costs incurred for which reserves have been provided	(1,205)
Insurance proceeds	100
Interest accretion	447
Changes in discount rates	(2,692)
Balance as of May 28, 2022	$29,509

Anticipated payments and insurance proceeds relating to currently identified environmental remediation liabilities as of May 28, 2022, for the next five fiscal years and thereafter, as measured in current dollars, are reflected below.

(In thousands)	2022	2023	2024	2025	2026	Thereafter	Total
Estimated costs – current dollars	$11,285	$2,530	$2,080	$1,366	$1,129	$12,712	$31,102
Estimated insurance proceeds	(110)	(159)	(173)	(159)	(173)	(380)	(1,154)
Net anticipated costs	$11,175	$2,371	$1,907	$1,207	$956	$12,332	$29,948
Effect of inflation							8,359
Effect of discounting							(8,798)
Balance as of May 28, 2022							$29,509

Estimated insurance proceeds are primarily received from an annuity received as part of our legal settlement with an insurance company. Annual proceeds of approximately $0.3 million are deposited into an escrow account which funds remediation and monitoring costs for two sites related to our former operations in Williamstown, Vermont. Annual proceeds received but not expended in the current year accumulate in this account and may be used in future years for costs related to this site through the year 2027. As of May 28, 2022, the balance in this escrow account, which is held in a trust and is not recorded in our Consolidated Balance Sheet, was approximately $4.9 million. Also included in estimated insurance proceeds are amounts we are entitled to receive pursuant to legal settlements as reimbursements from three insurance companies for estimated costs at the site in Uvalde, Texas.

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

Contractual Obligations and Other Commercial Commitments

As of May 28, 2022, there were no material changes to our contractual obligations that were disclosed in our Annual Report on Form 10-K for the year ended August 28, 2021. As of May 28, 2022, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Securities and Exchange Commission Regulation S-K.

Recent Accounting Pronouncements

See Note 2, “Recent Accounting Pronouncements” to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for more information on recently implemented and issued accounting standards.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

We have determined that all of our foreign subsidiaries operate primarily in local currencies that represent the functional currencies of such subsidiaries. All assets and liabilities of our foreign subsidiaries are translated into U.S. dollars using the exchange rate prevailing at the balance sheet date. The effects of exchange rate fluctuations on the translation of assets and liabilities are recorded as a component of shareholders’ equity. Revenues and expenses are translated at the average exchange rates in effect during each month of the fiscal year. As such, our financial condition and operating results are affected by fluctuations in the value of the U.S. dollar as compared to currencies in foreign countries. Revenues denominated in currencies other than the U.S. dollar represented approximately 7.5% and 8.1%, respectively, of total consolidated revenues for each of the thirteen and thirty-nine weeks ended May 28, 2022. Total assets denominated in currencies other than the U.S. dollar represented approximately 6.9% and 7.0% of total consolidated assets as of May 28, 2022 and August 28, 2021, respectively. If exchange rates had increased or decreased by 10% from the actual rates in effect during each of the thirteen and thirty-nine weeks ended May 28, 2022, our revenues would have increased or decreased by approximately $0.1 million and $4.6 million, respectively, and total assets as of May 28, 2022 would have increased or decreased by approximately $16.7 million.

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

As of May 28, 2022, we had forward contracts with a notional value of approximately 7.7 million CAD outstanding and recorded the fair value of the contracts of a nominal amount in prepaid expenses and other current assets and other long-term assets with a corresponding nominal gain in accumulated other comprehensive loss, which was recorded net of tax. During the thirty-nine weeks ended May 28, 2022, we reclassified a nominal amount from accumulated other comprehensive loss to revenue, related to the derivative financial instruments. The gain on these forward contracts that resulted in a decrease to accumulated other comprehensive loss as of May 28, 2022 is expected to be reclassified to revenues prior to their maturity on August 29, 2026.

Other than the forward contracts, discussed above, we do not operate a hedging program to mitigate the effect of a significant change in the value of the functional currencies of our foreign subsidiaries, which include the Canadian dollar, euro, British pound, Mexican peso and Nicaraguan cordoba, as compared to the U.S. dollar. Any losses or gains resulting from unhedged foreign currency transactions, including exchange rate fluctuations on intercompany accounts are reported as transaction losses (gains) in our other income, net. The intercompany payables and receivables are denominated in Canadian dollars, euros, British pounds, Mexican pesos and Nicaraguan cordobas. During the thirteen and thirty-nine weeks ended May 28, 2022, transaction gains of $0.2 million and $1.0 million, respectively, were included in other income. If exchange rates had increased or decreased by 10% during each of the thirteen and thirty-nine weeks ended May 28, 2022, we would have recognized exchange gains or losses of approximately $0.2 million and $0.3 million, respectively.

Please see Item 1A. "Risk Factors” in our Annual Report on Form 10-K for the year ended August 28, 2021 for an additional discussion of risks and potential risks of the COVID-19 pandemic on our business, financial performance and the market price of our Common Stock.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the third quarter of fiscal year 2022 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are subject to legal proceedings and claims arising from the current conduct of our business operations, including personal injury, customer contract, employment claims and environmental matters as described in our Consolidated Financial Statements. We maintain insurance coverage providing indemnification against many of such claims, and we do not expect that we will sustain any material loss as a result thereof. Refer to Note 12, “Commitments and Contingencies,” to the Consolidated Financial Statements, as well as Part II, Item 1A. "Risk Factors" below, for further discussion.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about repurchases of our equity securities during the thirteen weeks ended May 28, 2022:

Period	(a) Total Number of Shares of Stock Purchased(1)	(b) Average Price Paid per Share(1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs(1)
February 27, 2022 - March 26, 2022	30,000	$178.53	30,000	$81,931,088
March 27, 2022 - April 23, 2022	22,894	$178.33	22,894	$77,859,126
April 24, 2022 - May 28, 2022	37,500	$166.90	37,500	$71,599,625
Total	90,394		90,394

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

UniFirst Corporation

July 7, 2022	By:	/s/ Steven S. Sintros
Steven S. Sintros
President and Chief Executive Officer

July 7, 2022	By:	/s/ Shane O’Connor
Shane O’Connor
Executive Vice President and Chief Financial Officer