Form 10-K
period 2022-08-27
UNIFIRST CORP
filed 2022-10-26
CIK 717954

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended August 27, 2022

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____to _______

Commission file number 001-08504.

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

The number of outstanding shares of the Registrant’s Common Stock and Class B Common Stock as of October 21, 2022 were 15,077,647 and 3,590,295, respectively. The aggregate market value of the voting stock of the Registrant held by non-affiliates as of February 25, 2022 (the last business day of the Registrant’s most recently completed second fiscal quarter), computed by reference to the closing sale price of such shares on such date, was approximately $2,696,506,239.

Documents Incorporated By Reference

The Registrant intends to file a Definitive Proxy Statement pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended, for its 2023 Annual Meeting of Shareholders within 120 days of the end of the fiscal year ended August 27, 2022. Portions of such Proxy Statement are incorporated by reference in Part III of this Annual Report on Form 10-K.

UniFirst Corporation

Annual Report on Form 10-K

For the Fiscal Year Ended August 27, 2022

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

Our principal services include providing customers with uniforms and other non-garment items, picking up soiled uniforms or other items on a periodic basis (usually weekly), and delivering, at the same time, cleaned and processed items. We offer uniforms in a wide variety of styles, colors, sizes and fabrics and with personalized emblems selected by the customer. Our centralized services, specialized equipment and economies of scale generally allow us to be more cost effective in providing garment services than customers could be themselves, particularly those customers with high employee turnover rates. During the fiscal year ended August 27, 2022 (“fiscal 2022”), we manufactured approximately 61% of the garments we placed in service. These were primarily work pants and shirts manufactured at three of our plants located in San Luis Potosi, Mexico, one plant located in Managua, Nicaragua, as well as at subcontract manufacturers that we utilize to supplement our manufacturing capacity in periods of high demand. Because we design and manufacture a majority of our own uniforms and protective clothes, we can produce custom garment programs for our larger customers, offer a diverse range of such designs within our standard line of garments and better control the quality, price and speed at which we produce such garments.

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

CUSTOMERS

We serve businesses of all sizes in most industry categories. During each of the past three years, no single customer in our Core Laundry Operations segment accounted for more than 10% of our revenues. Our typical customers include automobile service centers and dealers, delivery services, food and general merchandise retailers, manufacturers, maintenance facilities, restaurants and food-related businesses, healthcare providers including vaccine manufacturers, business service providers, soft and durable goods wholesalers, transportation and warehousing companies, energy production and transmission operations, and many others who require employee clothing on the job for image, identification, protection and/or utility purposes. Among our largest customers of our conventional uniform rental business are divisions, units, regional operations or franchised agencies of major, nationally recognized organizations. With respect to our Specialty Garments segment, typical customers include government agencies, research and development laboratories, high technology companies, cleanroom operators, and utilities operating nuclear reactors. We currently service over 300,000 customer locations in the United States, Canada and Europe from 260 customer service, distribution and manufacturing facilities.

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

COMPETITION

The uniform rental and sales industry is highly competitive. The principal methods of competition in the industry are the quality of products, the quality of service and price. Our principal competitors include Cintas Corporation, Alsco and Aramark’s uniform services business. The remainder of the market is divided among several hundred smaller businesses, mostly serving a single or a limited number of geographic service areas. In addition to our traditional rental competitors, we may increasingly compete in the future with businesses that focus on selling uniforms and other related items.

MANUFACTURING AND SOURCING

We manufactured approximately 61% of all garments we placed in service during fiscal 2022. These garments were primarily work pants and shirts manufactured at three of our plants located in San Luis Potosi, Mexico, one plant located in Managua, Nicaragua, as well as at subcontracted manufacturers that we utilize to supplement our manufacturing capacity in periods of high demand. The balance of the garments used in our programs are purchased from a variety of industry suppliers. While we currently acquire the raw materials with which we produce our garments from a limited number of suppliers, we believe that such materials are generally readily available from other sources. To date, we have experienced limited difficulty in obtaining any of our raw materials or supplies although at certain times, we have sourced raw materials or supplies from alternative sources or experienced costs increases for such raw materials and supplies. Currently, we also manufacture approximately 98% of the mats we place in service at our plant in Cave City, Arkansas.

HUMAN CAPITAL

As of August 27, 2022, we employed approximately 14,000 persons, and less than 1% of our United States employees are represented by a union pursuant to a collective bargaining agreement. We consider our employee relations to be good.

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Our executive officers are as follows:

NAME	AGE	POSITION
Steven S. Sintros	49	President and Chief Executive Officer
Shane O’Connor	48	Executive Vice President and Chief Financial Officer
David A. DiFillippo	65	Executive Vice President, Operations
David M. Katz	59	Executive Vice President, Sales and Marketing
Michael A. Croatti	53	Executive Vice President, Operations
William M. Ross	61	Executive Vice President, Operations

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

Michael A. Croatti joined our Company in 1987. Mr. Croatti is an Executive Vice President, Operations and has had primary responsibility for overseeing specified regions in the United States and the Company’s overall service operations since 2015. From 2012 through 2015, he served as Senior Vice President, Service; from 2002 through 2012, he served as Vice President, Central Rental Group; and prior to 2002, he held various operating positions within the Company. Michael A. Croatti is the nephew of Cynthia Croatti, a member of our Board of Directors.

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

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and any documents incorporated by reference may contain forward-looking statements within the meaning of the federal securities laws. Forward-looking statements contained in this Annual Report on Form 10-K and any documents incorporated by reference are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words such as “estimates,” “anticipates,” “projects,” “plans,” “expects,” “intends,” “believes,” “seeks,” “could,” “should,” “may,” “will,” “strategy,” “objective,” “assume,” “strive,” or the negative versions thereof, and similar expressions and by the context in which they are used. Such forward-looking statements are based upon our current expectations and speak only as of the date made. Such statements are highly dependent upon a variety of risks, uncertainties and other important factors that could cause actual results to differ materially from those reflected in such forward-looking statements. Such factors include, but are not limited to, uncertainties caused by an economic recession or other adverse economic conditions, including, without limitation, as a result of continued high inflation rates or further increases in inflation or interest rates or extraordinary events or circumstances such as geopolitical conflicts like the conflict between Russia and Ukraine or the COVID-19 pandemic, and their impact on our customers’ businesses and workforce levels, disruptions of our business and operations, including limitations on, or closures of, our facilities, or the business and operations of our customers or suppliers in connection with extraordinary events or circumstances such as the COVID-19 pandemic, uncertainties regarding our ability to consummate and successfully integrate acquired businesses, uncertainties regarding any existing or newly-discovered expenses and liabilities related to environmental compliance and remediation, any adverse outcome of pending or future contingencies or claims, our ability to compete successfully without any significant degradation in our margin rates, seasonal and quarterly fluctuations in business levels, our ability to preserve positive labor relationships and avoid becoming the target of corporate labor unionization campaigns that could disrupt our business, the effect of currency fluctuations on our results of operations and financial condition, our dependence on third parties to supply us with raw materials, which such supply could be severely disrupted as a result of extraordinary events or circumstances such as the COVID-19 pandemic or the conflict between Russia and Ukraine, any loss of key management or other personnel, increased costs as a result of any changes in federal, state, international or other laws, rules and regulations or governmental interpretation of such laws, rules and regulations, uncertainties regarding, or adverse impacts from continued high price levels of natural gas, electricity, fuel and labor or increases in such costs, the negative effect on our business from sharply depressed oil and natural gas prices, including, without limitation, as a result of extraordinary events or circumstances such as the COVID-19 pandemic, the continuing increase in domestic healthcare costs, increased workers’ compensation claim costs, increased healthcare claim costs, including as a result of extraordinary events or circumstances such as the COVID-19 pandemic, our ability to retain and grow our customer base, demand and prices for our products and services, fluctuations in our Specialty Garments business, political or other instability, supply chain disruption or infection among our employees in Mexico and Nicaragua where our principal garment manufacturing plants are located, including, without limitation, as a result of extraordinary events or circumstances such as the COVID-19 pandemic, our ability to properly and efficiently design, construct, implement and operate a new customer relationship management (“CRM”) computer system and an enterprise resource planning (“ERP”) system , interruptions or failures of our information technology systems, including as a result of cyber-attacks, additional professional and internal costs necessary for compliance with any changes in or additional SEC, New York Stock Exchange (“NYSE”) and accounting or other rules, including, without limitation, recent rules proposed by the SEC regarding climate-related and cybersecurity-related disclosures, strikes and unemployment levels, our efforts to evaluate and potentially reduce internal costs, economic and other developments associated with the war on terrorism and its impact on the economy, the impact of foreign trade policies and tariffs or other impositions on imported goods on our business, results of operations and financial condition, general economic conditions, including an economic recession, our ability to successfully implement our business strategies and processes, including our capital allocation strategies, our ability to successfully remediate the material weakness in our internal control over financial reporting disclosed in this Annual Report on Form 10-K in an appropriate and timely matter or at all, and the other factors described under “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K. We undertake no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made.

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

Adverse economic and business conditions or geopolitical events, including public health events such as the COVID-19 pandemic, may affect our business and our customer base and have a material adverse impact on our sales and operating results.

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

In recent months, we have observed increased economic uncertainty in the United States and abroad, including the potential for an economic recession. Impacts of such general economic weakness include, without limitation: falling overall demand for goods and services; reduced credit availability; reduced liquidity; volatility in credit, equity and foreign exchange markets; bankruptcies and rising interest rates.

Adverse economic conditions have included or resulted, and could continue to include or result, in a significant increase in inflation, which could have a material adverse impact on our business, including our operating margins. Any conditions or events that adversely affect our current customers or sales prospects may cause such customers or prospects to restrict expenditures, reduce workforces or even to cease to conduct their businesses. Any of these circumstances would have the effect of reducing the number of employees utilizing our uniform services, which could have a material adverse impact on our sales and results of operations.

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

As of August 27, 2022, we employ approximately 14,000 persons and less than 1% of our United States employees are represented by a union pursuant to a collective bargaining agreement. Competitors within our industry have been the target of corporate unionization campaigns by multiple labor unions. While our management believes that our employee relations are good, we cannot assure you that we will not become the target of campaigns similar to those faced by our competitors. The potential for unionization could increase if the United States Congress passes federal “card check” legislation in the future. If we do encounter pressure from any labor unions in connection with our acquisitions of other businesses, any resulting labor unrest could disrupt our business by impairing our ability to produce and deliver our products. In addition, significant union representation would require us to negotiate wages, salaries, benefits and other terms with many of our employees collectively and could adversely affect our results of operations by increasing our labor costs or otherwise restricting our ability to maximize the efficiency of our operations.

We may incur unexpected cost increases due to rising healthcare costs, the Affordable Care Act and other labor costs.

In general, the cost of healthcare that we provide to our employees has grown over the last few years at a rate in excess of our revenue growth and, as a result, has negatively impacted our operating results. Moreover, it is generally expected that healthcare costs in the United States will increase over the coming years. In addition, we may incur significant healthcare costs if a significant number of our employees experience injury or illness, including in connection with public health emergencies such as the COVID-19 pandemic. As a result of these factors, and depending on the effect of any modifications we have made and may make in the future to our employee healthcare plans and enrollment levels in those plans, including as a result of the Affordable Care Act or any future legislation or regulation affecting the healthcare industry, we expect that our future operating results will continue to be further adversely impacted by increasing healthcare costs.

Federal, state and municipal governments are mandating increases to minimum wage and other employee benefits. In addition, we face wage pressure as the result of a low unemployment environment and increased competition in hiring. We have raised, and expect to continue to raise, our wage rates and benefits to reflect these changes, which has the effect of increasing our labor costs, which in turn adversely affects our results of operation and financial condition. Our failure to comply with these regulatory requirements would expose us to applicable penalties and increase the likelihood that we would be subject to unionization campaigns. Further mandates would require additional increases to our labor costs and adversely affect our operating margins.

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

Increases in fuel and energy costs could materially adversely affect our operating costs.

The price of fuel and energy needed to run our vehicles and equipment is unpredictable and fluctuates based on events outside our control, including geopolitical developments, such as Russia's invasion of Ukraine, supply and demand for oil and gas, actions by the Organization of the Petroleum Exporting Countries, or OPEC, and other oil and gas producers, war and unrest in oil producing countries, regional production patterns, limits on refining capacities, natural disasters, environmental concerns, including the impact of legislative and regulatory efforts to limit GHG emissions, and public health emergencies, including pandemics such as the COVID-19 pandemic. Our operating margins have been, and may continue to be, adversely impacted by the recent surge in energy prices. A continuing surge in fuel and energy costs or any further increases in fuel and energy costs could materially adversely affect our operating costs.

As a result of our significant presence in energy producing regions, a prolonged drop in energy prices could negatively impact our financial results.

We have a substantial number of plants and conduct a significant portion of our business in energy producing regions in the U.S. and Canada. In general, we are relatively more dependent on business in these regions than are many of our competitors. If a dramatic decrease in oil prices were to occur, it could impact our customers in the oil industry and cause those customers to curtail their level of operations, which could have a corresponding effect on our customers in businesses which service or supply the oil industry as well as our customers in unrelated businesses. As a result, our organic growth in periods following a dramatic decrease in oil prices could be negatively impacted by elevated headcount reductions in our wearer base as well as increased lost accounts. At times, volatility in energy prices has had and may in the future have a significant impact on wearer levels at existing customers in our North American energy-dependent markets.

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

Continued high inflation rates, or further increases in inflation rates, could have a material adverse impact on our revenues and operating margins. In addition, if our costs increase and we are not able to pass along these price increases to our customers, our results of operations would be adversely affected, and the adverse impact may be material.

Inflation rates, particularly in the United States, have increased recently to historic levels and have had an adverse impact on our operating margins. Continued high inflation or increases in inflation may result in decreased demand for our products and services, increased operating costs, including our labor costs, reduced liquidity, and limitations on our ability to access credit or otherwise raise debt and equity capital. In addition, the United States Federal Reserve has raised, and may again raise, interest rates in response to concerns about inflation. Increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets, may have the effect of further increasing economic uncertainty and heightening these risks, which may result in economic recession. In an inflationary environment, we may be unable to raise the prices of our products and services at or above the rate at which our costs increase, which may reduce our operating margins and have a material adverse effect on our financial results. We also may experience lower than expected sales and potential adverse impacts on our competitive position if there is a decrease in customer spending or a negative reaction to our pricing. A reduction in our revenue would be detrimental to our profitability and financial condition and could also have an adverse impact on our future growth.

Our international business results are influenced by currency fluctuations and other risks that could have an adverse effect on our results of operations and financial condition.

A portion of our sales is derived from international markets. Revenue denominated in currencies other than the U.S. dollar represented approximately 7.9%, 8.4% and 6.9% of total consolidated revenues for fiscal 2022, the fiscal year ended August 29, 2021 (“fiscal 2021”) and the fiscal year ended August 31, 2020 (“fiscal 2020”), respectively. The operating results of our international subsidiaries are translated into U.S. dollars and such results are affected by movements in foreign currencies relative to the U.S. dollar. The strength of the U.S. dollar has generally increased recently as compared to other currencies, which has had, and may continue to have, an adverse effect on our operating results as reported in U.S. dollars. In addition, a weaker Canadian dollar increases the costs to our Canadian operations of merchandise and other operational inputs that are sourced from outside Canada, which has the effect of reducing the operating margins of our Canadian business if we are unable to recover these additional costs through price adjustments with our Canadian customers. Our international operations are also subject to other risks, including the requirement to comply with changing and conflicting national and local regulatory requirements; potential difficulties in staffing and labor disputes; managing and obtaining support and distribution for local operations; credit risk or financial condition of local customers; potential imposition of restrictions on investments; potentially adverse tax consequences, including imposition or increase of withholding and other taxes on remittances and other payments by subsidiaries; foreign exchange controls; and local political and social conditions. In addition, U.S. and foreign trade policies and tariffs and other impositions on imported goods may have a negative impact on our business. There can be no assurance that the foregoing factors will not have an adverse effect on our international operations or on our consolidated financial condition and results of operations.

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

Our failure to properly and efficiently design, construct, implement and operate a new customer relationship management (“CRM”) computer system or an enterprise resource planning (“ERP”) system could materially disrupt our operations, adversely impact the servicing of our customers and have a material adverse effect on our financial performance.

In the fourth quarter of fiscal 2018, we initiated a multiyear CRM project to further develop, implement and deploy a third-party application we licensed. Our previous CRM systems project, which we terminated in 2018, did not result in the successful implementation of a CRM system.

We began deployment of our new CRM project during the third quarter of fiscal 2021, and the deployment is ongoing. This new system is intended to improve functionality, capability and information flow as well as increase automation in servicing our customers. In addition, we are working on a corporate-wide ERP system with a strong focus on supply chain and procurement automation and technology. The failure to properly, efficiently and economically complete, implement and operate such systems on a timely basis or at all could materially disrupt our operations, adversely impact the servicing of our customers and have a material adverse effect on our financial results.

If our information technology systems suffer interruptions or failures, including as a result of cyber-attacks, our business operations could be disrupted or other material adverse impacts on our business could result.

Our information technology systems serve an important role in the efficient operation of our business. The failure of these information technology systems to perform as we anticipate could disrupt our business and negatively impact our results of operations. In addition, our information technology systems could be damaged or cease to function properly due to any number of causes, such as catastrophic events, power outages, security breaches, ransomware, computer viruses or cyber-based attacks. Further, state-sponsored cyber-attacks could expand as part of the hostilities in Ukraine, which could adversely affect our or our suppliers’ ability to maintain and enhance key cyber security and data protection measures. While we have contingency plans in place to prevent or mitigate the impact of these events, if such events were to occur and our disaster recovery plans do not effectively address the issues on a timely basis, we could suffer interruptions in our ability to manage our operations and service our customers, and we may be required to make a significant investment to fix or replace our information technology systems, each of which may have a material adverse effect on our business and financial results. In addition, if customer, employee or our proprietary information is compromised by a security breach or cyber-attack or other event, it could have a material adverse effect on our business, including as a result of remedial actions that we may be required to take, potential liabilities and penalties, loss of business and reputational damage. Our failure to properly respond to any such event could also result in exposure to liability. We are subject to numerous laws and regulations in the United States and internationally designed to protect the information of clients, customers, employees, and other third parties that we collect and maintain. These laws and regulations are increasing in complexity and number. If we fail to comply with such laws or regulations, we may be subject to litigation, monetary damages, enforcement actions or fines in one or more jurisdictions, which could have an adverse effect on our business.

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

We manufactured approximately 61% of all garments we placed in service during fiscal 2022. These were primarily work pants and shirts manufactured at three of our plants located in San Luis Potosi, Mexico, one plant located in Managua, Nicaragua, as well as at subcontracted manufacturers that we utilize to supplement our manufacturing capacity in periods of high demand. The balance of the garments used in our programs are purchased from a variety of industry suppliers. While we currently acquire the raw materials with which we produce our garments from a limited number of suppliers, we believe that such materials are generally readily available from other sources. To date, we have experienced no significant difficulty in obtaining any of our raw materials or supplies, although at certain times, we have sourced raw materials or supplies from alternative sources or experienced costs increases for such raw materials and supplies. However, if we were to experience difficulty obtaining any of our raw materials from such suppliers and were unable to obtain new materials or supplies from other industry suppliers, or if the cost of obtaining such materials or supplies were to increase, including in any case as a result of the COVID-19 pandemic, Russia’s invasion of Ukraine or other supply chain disruptions, it could adversely affect our results of operations.

Unexpected events could disrupt our operations and adversely affect our operating results.

Unexpected events, including, without limitation, fires at facilities, natural disasters as a result of climate change or otherwise, such as hurricanes, earthquakes, floods and tornados, public health emergencies, war or terrorist activities, unplanned utility outages, pandemics such as the COVID-19 pandemic, supply disruptions, failure of equipment or information systems, temporary or long-term disruption of our computer systems, or changes in laws and/or regulations impacting our business, could adversely affect our operating results. These events could result in disruption of customer service, physical damage to one or more key operating facilities, the temporary closure of one or more key operating facilities or the temporary disruption of information systems. In addition, the destruction or temporary loss of our distribution facility in Owensboro, Kentucky or our manufacturing facilities in Mexico and Nicaragua would have a material adverse effect on our operations and financial results.

The COVID-19 pandemic and resulting material adverse economic conditions had in the past a significant adverse impact on our business and could have a material adverse impact on our business, financial condition and results of operations in the future.

The COVID-19 pandemic has, at times, resulted in material adverse economic conditions that have impacted, and may again impact, our business and the businesses of our suppliers and customers. For example, at times during the COVID-19 pandemic our revenues have been significantly adversely impacted as a result of many customers closing their business operations or operating at limited capacities. In addition, at times during the pandemic, we have experienced supply chain disruptions with respect to certain products, including hand sanitizer and masks. Although there continues to be supply chain disruption that is impacting our operating results, these adverse impacts and disruptions have declined since the height of the pandemic.

Any future impacts of the COVID-19 pandemic on our business and operations and the business and operations of our customers and suppliers remain uncertain. New variants of the virus could emerge, the virus may continue to spread and there could be future impositions of related public health measures and travel, health-related, business and other restrictions. Such conditions and any related material adverse economic conditions could materially adversely impact our business, financial condition, results of operations and cash flows. The COVID-19 pandemic has also, at times, resulted in severe disruption and volatility in the financial markets, and the market price of our Common Stock on the NYSE has, at times, declined dramatically. The price of our Common Stock on the NYSE may experience volatility and declines should future outbreaks and continued spread of the virus occur.

We are controlled by our principal shareholders, and our other shareholders may be unable to affect the outcome of shareholder voting.

As of October 21, 2022, to the Company’s knowledge, the members of the Croatti family and other family members owned, directly or indirectly, in the aggregate approximately 3,590,295 shares of our Class B Common Stock, which represents approximately 19.2% of the aggregate number of outstanding shares of our Common Stock and Class B Common Stock, but approximately 70.4% of the combined voting power of the outstanding shares of our Common Stock and Class B Common Stock. To the Company’s knowledge, the members of the Croatti family and other family members owned, directly or indirectly, a number of shares of Common Stock. As a result, the members of the Croatti family, acting with other family members, could effectively control most matters requiring approval by our shareholders, including the election of a majority of the directors. While historically the members of the Croatti family have individually voted their respective shares of Class B Common Stock in the same manner, there is no contractual understanding requiring this and there is no assurance that the family members will continue to individually vote their shares of Class B Common Stock in the same manner. This voting control by the members of the Croatti family, together with certain provisions of our by-laws and articles of organization, could have the effect of delaying, deferring or preventing a change in control of our Company that would otherwise be beneficial to our public shareholders.

We identified a material weakness in our internal control over financial reporting related to our revenue and accounts receivable process, caused principally by ineffective information technology general controls. If not remediated appropriately and timely, such material weakness could adversely impact our ability to record, process and report financial information accurately, result in loss of investor confidence and have a material adverse impact on our business, results of operations, financial condition and stock price.

Internal control related to the operation of technology systems are critical to maintaining adequate internal control over financial reporting. As disclosed in Part II, Item 9A of this Annual Report on Form 10-K, management identified a material weakness in internal control over financial reporting for our revenue and accounts receivable process. This material weakness primarily related to ineffective information technology general controls (ITGCs) in the area of user access over the CRM system that we are in the process of deploying. As a result, management concluded that our internal control over financial reporting was not effective as of August 27, 2022. This issue was attributable to numerous role security defects that we experienced in the application and uncertainty that additional role security defects would not arise. Our business process controls within the revenue and accounts receivable process, both automated and manual, that are dependent on the completeness and accuracy of the information derived from the affected IT system were also deemed ineffective because they could have been adversely impacted. Although we are working on remedial measures, there can be no assurance that such remedial measures will be successful and that we will be able to remediate the material weakness prior to the end of fiscal 2023. If we are unable to remediate the material weakness appropriately and timely, or are otherwise unable to maintain effective internal control over financial reporting or disclosure controls and procedures, our ability to record, process and report financial information accurately, and to prepare financial statements within required time periods, could be adversely affected, which could subject us to litigation or investigations requiring management resources and payment of legal and other expenses, negatively affect investor confidence in our financial statements and have a material adverse effect on our business, results of operations, financial condition and stock price.

Our business could be adversely impacted if we have deficiencies in our disclosure controls and procedures or internal control over financial reporting, including as a result of the material weakness identified by management and discussed above.

The design and effectiveness of our disclosure controls and procedures and internal control over financial reporting, including new and revised financial and information technology-related controls that we have been designing, implementing and operating in connection with the deployment of our new CRM system, may not prevent all errors, misstatements or misrepresentations. While management will continue to review the effectiveness of our disclosure controls and procedures and internal control over financial reporting, there can be no guarantee that our internal control over financial reporting will be effective in accomplishing all control objectives all of the time. Deficiencies in our internal control over financial reporting, including the material weakness identified by management and discussed above and any additional material weakness which may occur in the future, could result in misstatements of our results of operations, restatements of our financial statements, a decline in our stock price, or otherwise materially adversely affect our business, reputation, results of operations, financial condition or liquidity.

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

We have accrued certain costs related to certain sites, including but not limited to, sites in Woburn and Somerville, Massachusetts, as it has been determined that the costs are probable and can be reasonably estimated. We, together with multiple other companies, are party to a consent decree related to our property and parcels of land (the “Central Area”) at a site in Woburn, Massachusetts. The United States Environmental Protection Agency (the “EPA”) has provided us and other signatories to the consent decree with comments on the design and implementation of groundwater and soil remedies at the Woburn site and investigation of environmental conditions in the Central Area. The consent decree does not address any remediation work that may be required in the Central Area. We, and other signatories, have implemented and proposed to do additional work at the Woburn site but many of the EPA’s comments remain to be resolved. We have accrued costs to perform certain work responsive to the EPA’s comments. Additionally, we have implemented mitigation measures and continue to monitor environmental conditions at a site in Somerville, Massachusetts. We have agreed to undertake additional actions responsive to a notice of audit findings from the Massachusetts Department of Environmental Protection concerning a regulatory submittal that we made in 2009 for a portion of the site. We have received demands from the local transit authority for reimbursement of certain costs associated with its construction of a new municipal transit station in the area of the Somerville site. This station is part of an ongoing extension of the transit system. We have reserved for costs in connection with this matter; however, in light of the uncertainties associated with this matter, these costs and the related reserve may change.

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

In addition to contingencies and claims relating to environmental compliance matters, we are subject from time to time to legal or regulatory proceedings, including, without limitation, with respect to tax matters, and to claims and disputes arising from the conduct of our business operations, including personal injury claims, customer contract matters and employment claims such as claims alleging violations of, and damages under, the Fair Labor Standards Act (the “FLSA”). Refer to Note 11, “Commitments and Contingencies”, of our Consolidated Financial Statements for further discussion, including regarding a tax assessment matter in Mexico and claims relating to the FLSA. Certain of the claims to which we are subject are typically not covered by our available insurance. In addition, claims occasionally result in significant investigation and litigation expenses and, if successful, may result in material losses to us. Certain claims may also result in significant adverse publicity against us. As a consequence, successful claims against us not covered by our available insurance coverage, or the impact of adverse publicity against us, could have a material adverse effect on our business, financial condition and results of operation.

Failure to comply with state, federal and other rules and regulations to which we are subject may result in penalties or costs that could have a material adverse effect on our business.

Our business is subject to various state, federal, international and other rules and regulations, including employment laws and regulations such as the FLSA, minimum wage requirements, overtime requirements, working condition requirements, citizenship requirements, healthcare insurance mandates, data protection requirements, import and export requirements and restrictions and other laws, rules and regulations, including those of the SEC and NYSE and those relating to accounting. We have incurred, and will continue to incur, capital and operating expenditures and other costs in the ordinary course of our business in complying with the laws and regulations to which we are subject. Any appreciable increase in the statutory minimum wage rate, income or overtime pay, costs of complying with healthcare insurance mandates, changes in the requirements under the Occupational Safety and Health Act of 1970, as amended, changes in environmental compliance requirements, or changes to immigration laws and citizenship requirements would likely result in an increase in our labor costs and/or contribute to a shortage of available labor and such cost increase or labor shortage, or the penalties for failing to comply with such statutory minimums or regulations, could have an adverse effect on our business, liquidity and results of operations. The impact of any new laws, rules and regulations, or changes to laws, rules and regulations, cannot be predicted and could cause us to incur substantial compliance costs. Any failure to comply with applicable laws, rules and regulations could result in substantial fines or penalties by government authorities, payment of damages to private litigants or possible revocation of our authority to conduct our operations, which could adversely affect our ability to service customers and our results of operations.

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

The price of our Common Stock may experience significant volatility. Such volatility may be caused by fluctuations in our operating results, changes in earnings estimated by investment analysts, the number of shares of our Common Stock traded each day, the degree of success we achieve in implementing our business and growth strategies, changes in business or regulatory conditions affecting us, our customers or our competitors and other factors, including the impact of the COVID-19 pandemic. In addition, the NYSE historically has experienced extreme price and volume fluctuations that often have been unrelated to, or disproportionate to, the operating performance of its listed companies. These fluctuations, as well as general economic, political and market conditions, may adversely affect the market price of our Common Stock.

If we are unable to accurately predict our future tax liabilities or become subject to increased levels of taxation or our tax contingencies are unfavorably resolved, our results of operations and financial condition could be adversely affected.

The rules dealing with U.S. federal, state and local and non-U.S. taxation are regularly under review by persons involved in the legislative process and by the Internal Revenue Service (“IRS”) and the U.S. Treasury Department and other taxing authorities. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our Common Stock. Any such tax laws, regulations, interpretations, or rulings could have an adverse effect on our financial condition and results of operations. These changes could subject us to additional income taxes and non-income taxes (such as payroll, sales, use, import, value-added, digital tax, net worth, property, and goods and services taxes), which in turn could materially affect our financial position and results of operations. Additionally, new, changed, modified, or newly interpreted or applied tax laws could increase our customers’ and our compliance costs, operating and other costs, as well as the costs of our products. In recent years, many such changes have been made, and changes are likely to continue to occur in the future. As we expand the scale of our business activities, any changes in the U.S. and non-U.S. taxation of such activities may increase our effective tax rate and harm our business, financial condition, and results of operations.

In addition, we are also subject to tax audits in the United States and other jurisdictions in which we do business, including, but not limited to, various states, as well as Canada and the Canadian provinces of Alberta, British Columbia, Ontario, Saskatchewan, Quebec and New Brunswick, and Mexico. These audits can be complicated and can require several years to resolve. The final resolution of any such tax audit could result in an increase in our income tax and other tax liabilities. Although we believe that our current tax provisions are reasonable and appropriate, there can be no assurance that these items will be settled for the amounts accrued, that additional tax exposures will not be identified in the future or that additional tax reserves will not be necessary for any such exposures. Any increase in the amount of taxes we owe, including any fines or penalties, as a result of challenges to our tax filing positions could result in a material adverse effect on our business, results of operations and financial condition. Refer to Note 11, “Commitments and Contingencies”, of our Consolidated Financial Statements for further discussion, including regarding a tax assessment matter in Mexico.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of August 27, 2022, we owned or leased approximately 260 facilities containing an aggregate of approximately 7.9 million square feet located in the United States, Canada, Mexico, Europe and Nicaragua. We owned 136 of these facilities, containing approximately 6.1 million square feet. These facilities include our 325,000 square foot Owensboro, Kentucky distribution center and almost all of our industrial laundry processing plants. We believe our industrial laundry facilities are among the most modern in the industry.

We own substantially all of the machinery and equipment used in our operations. We believe that our facilities and our production, cleaning and decontamination equipment have been well maintained and are adequate for our present needs. We also own a fleet of approximately 4,300 delivery vans, trucks and other vehicles.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are subject to legal proceedings and claims arising from the current conduct of our business operations, including personal injury, customer contract, employment claims such as claims alleging violations of, and damages under, the FLSA and environmental matters as described in our Consolidated Financial Statements. We maintain insurance coverage providing indemnification against many of such claims, and we do not expect that we will sustain any material loss as a result thereof.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Information

Our Common Stock trades on the NYSE under the symbol “UNF”, while our Class B Common Stock is not publicly traded. On July 12, 2022, our Board of Directors declared a quarterly cash dividend of $0.30 per share of Common Stock and $0.24 per share of Class B Common Stock. Both dividends were paid on September 28, 2022 to shareholders of record as of September 7, 2022. The amount and timing of any future dividend payment is subject to the approval of the Board of Directors each quarter.

The approximate number of shareholders of record of our Common Stock and Class B Common Stock as of October 21, 2022 was 53 and 46, respectively. We believe that the number of beneficial owners of our Common Stock is substantially greater than the number of record holders because a large portion of our Common Stock is held of record in broker “street names”.

Equity Compensation Plan Information

The following table sets forth information concerning our equity compensation plans as of August 27, 2022:

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities referenced in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	460,048	$141.68	173,581
Equity compensation plans not approved by security holders	—	N/A	—
Total	460,048		173,581

(1)
Includes shares of Common Stock issuable upon vesting of restricted stock units.
(2)
Restricted stock units are not included in the weighted-average exercise price calculation because there is no exercise price associated with restricted stock units.

Issuer Purchases of Equity Securities

The following table provides information regarding our purchases of equity securities for the periods set forth therein:

	(a) Total Number of Shares of Stock Purchased(1)	(b) Average Price Paid per Share(1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs(1)
May 29, 2022 - June 25, 2022	28,275	$164.22	28,275	$66,956,250
June 26, 2022 - July 23, 2022	47,775	$166.59	47,775	$63,640,769
July 24, 2022 - August 27, 2022	—	$—	—	$63,640,769
	76,050		76,050
(1)
On January 2, 2019, our Board of Directors approved a share repurchase program authorizing the Company to repurchase from time to time up to $100.0 million of our outstanding shares of Common Stock. On October 18, 2021, our Board of Directors approved a new share repurchase program authorizing the Company to repurchase from time to time up to $100.0 million of our outstanding shares of Common Stock, inclusive of the amount which remained available under the existing share repurchase program approved in January 2019, which program has no scheduled expiration date. Repurchases made under the program, if any, will continue to be made in either the open market or in privately negotiated transactions. The timing, manner, price and amount of any repurchases will depend on a variety of factors, including economic and market conditions, the trading price of our Common Stock, corporate liquidity requirements and priorities, applicable legal requirements and other factors. The share repurchase program has been funded to date using our available cash and may be suspended or discontinued at any time. In addition to the shares repurchased under our share repurchase program and reflected in the table, we repurchased 35,714 shares of Class B Common Stock for $168.00 per share in a privately negotiated transaction in July 2022.

Stock Performance Graph

The graph below compares the cumulative five-year total return on UniFirst Corporation's Common Stock with the Russell 2000 Index and a customized peer group of three companies that includes Aramark, Cintas Corporation and Rollins, Inc. The graph assumes an investment of $100 in each of UniFirst Corporation’s Common Stock, the Russell 2000 Index, and the performance through August 31, 2022, assuming the reinvestment of dividends.

ITEM 6. RESERVED

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

Approximately 88.5% of our revenues in fiscal 2022 were derived from our U.S. and Canadian Rental and Cleaning and Corporate segments. A key driver of this business is the number of workers employed by our customers. Our revenues are directly impacted by fluctuations in these employment levels. Revenues from Specialty Garments, which accounted for approximately 7.6% of our fiscal 2022 revenues, increase during outages and refueling by nuclear power plants, as garment usage increases at these times. First Aid represented approximately 3.9% of our total revenues in fiscal 2022.

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

Costs to Obtain a Contract

We defer commission expenses paid to employee-partners when the commissions are deemed to be incremental for obtaining the route servicing customer contract. The deferred commissions are amortized on a straight-line basis over the expected period of benefit, which is generally the estimated life of the customer relationship. We review the deferred commission balances for impairment on an ongoing basis. Deferred commissions are classified as current or noncurrent based on the timing of when we expect to recognize the expense. The current portion is included in prepaid expenses and other current assets and the non-current portion is included in other assets on our consolidated balance sheets. As of August 27, 2022, the current and non-current assets related to deferred commissions totaled $15.2 million and $65.1 million, respectively. As of August 28, 2021, the current and non-current assets related to deferred commissions totaled $14.2 million and $60.6 million, respectively. During fiscal 2022 and 2021, we recorded $15.4 million and $14.4 million, respectively, of amortization expense related to deferred commissions. This expense is classified in selling and administrative expenses on our consolidated statements of income.

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

We completed our annual goodwill impairment test as of the first day of the fourth quarter in fiscal 2022 and fiscal 2021 and the last day of the fourth quarter of fiscal 2020. There have been no impairments of goodwill or other intangible assets in fiscal 2022, 2021 or 2020.

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

Property, plant and equipment, and definite-lived intangible assets are depreciated or amortized over their useful lives. Useful lives are based on our estimates of the period that the assets will generate economic benefits. Long-lived assets are evaluated for impairment whenever events or circumstances indicate an asset may be impaired. There were no material impairments of long-lived assets in fiscal 2022, 2021 or 2020.

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

The estimated liability for environmental contingencies has been discounted as of August 27, 2022 using risk-free interest rates ranging from 3.0% to 3.4% over periods ranging from ten to thirty years. The estimated current costs, net of legal settlements with insurance carriers, have been adjusted for the estimated impact of inflation at 3.0% per year. Changes in enacted laws, regulatory orders or decrees, our estimates of costs, risk-free interest rates, insurance proceeds, participation by other parties, the timing of payments, the input of our attorneys and outside consultants or other factual circumstances could have a material impact on the amounts recorded for our environmental and other contingent liabilities. Refer to Note 11, “Commitments and Contingencies”, of our Consolidated Financial Statements for additional discussion and analysis.

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

Effects of Inflation and Current Economic Conditions

In general, we believe that our results of operations are not dependent on moderate changes in the inflation rate. Historically, we have been able to manage the impacts of more significant changes in inflation rates through our customer relationships, customer agreements that generally provide for price increases consistent with the rate of inflation and continued focus on improvements of operational productivity. However, the current inflationary environment has had a negative impact on our margins, including as a result of increased energy costs for our vehicles and our plants, as well as increasing wages in the labor markets in which we compete. We expect that inflation will continue to pressure our margins in future periods. In addition, in response to the concerns over inflation risk in the broader U.S. economy, the U.S. Federal Reserve began to raise interest rates in March 2022 for the first time in over three years, and has continued to increase interest rates throughout 2022 and may continue to do so in the future. It is possible that dramatic increases in interest rates may ultimately result in an economic recession. Adverse economic conditions resulting from inflationary pressures, U.S. Federal Reserve actions, geopolitical issues or otherwise are difficult to predict and may have a material adverse impact on our business, results of operation and financial condition.

Please see Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K for an additional discussion of risks and potential risks of inflation and adverse economic conditions on our business, financial condition and results of operations.

COVID-19 Assessment

At times during the global COVID-19 pandemic, our revenues have been significantly adversely impacted as a result of many customers closing their businesses or operating at limited capacities. In addition, at times during the pandemic, we have experienced supply chain disruptions with respect to certain products, including hand sanitizer and masks. Although there continues to be supply chain disruption and increased costs for supplies that is impacting our operating results, including as a result of Russia’s invasion of Ukraine, these adverse impacts and disruptions have declined since the height of the pandemic.

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

Please see Item 1A. “Risk Factors” in this Annual Report on Form 10-K for an additional discussion of risks and potential risks of the COVID-19 pandemic on our business, financial condition and results of operations.

Results of Operations

The following table presents certain selected financial data, including the percentage of revenues represented by each item, for fiscal years 2022, 2021 and 2020.

							% Change
(In thousands, except for percentages)	Fiscal 2022	% of Revenues	Fiscal 2021	% of Revenues	Fiscal 2020	% of Revenues	Fiscal 2022 vs. Fiscal 2021	Fiscal 2021 vs. Fiscal 2020
Revenues	$2,000,822	100.0%	$1,826,216	100.0%	$1,804,159	100.0%	9.6%	1.2%

Costs and expenses:
Cost of revenue (1)	1,306,451	65.3	1,141,275	62.5	1,164,932	64.6	14.5	(2.0)
Selling and administrative expenses (1)	451,243	22.6	383,161	21.0	361,801	20.1	17.8	5.9
Depreciation and amortization	108,777	5.4	105,955	5.8	104,697	5.8	2.7	1.2
	1,866,471	93.3	1,630,391	89.3	1,631,430	90.4	14.5	(0.1)

Operating income	134,351	6.7	195,825	10.7	172,729	9.6	(31.4)	13.4
Other (income) expense, net	26	0.0	(1,046)	(0.1)	(5,159)	(0.3)	(102.5)	(79.7)

Income before income taxes	134,325	6.7	196,871	10.8	177,888	9.9	(31.8)	10.7
Provision for income taxes	30,921	1.5	45,760	2.5	42,118	2.3	(32.4)	8.6

Net income	$103,404	5.2%	$151,111	8.3%	$135,770	7.5%	(31.6)%	11.3%

(1)
Exclusive of depreciation on our property, plant and equipment and amortization of our intangible assets.

Revenues and income (loss) from operations by reporting segment for fiscal 2022, 2021 and 2020 are presented in the following table. Refer to Note 15, “Segment Reporting”, of our Consolidated Financial Statements for a discussion of our reporting segments.

	Fiscal	Fiscal	Fiscal
(In thousands)	2022	2021	2020
Segment Information
Revenues
US and Canadian Rental and Cleaning	$1,733,088	$1,580,850	$1,552,179
MFG	281,112	264,021	214,683
Net intercompany MFG elimination	(281,112)	(264,021)	(214,683)
Corporate	37,414	34,710	49,306
Subtotal: Core Laundry Operations	1,770,502	1,615,560	1,601,485
Specialty Garments	152,885	145,454	133,185
First Aid	77,435	65,202	69,489
Total consolidated revenues	$2,000,822	$1,826,216	$1,804,159
Operating income (loss)
US and Canadian Rental and Cleaning	$289,018	$290,774	$247,392
MFG	64,884	73,579	64,097
Net intercompany MFG elimination	236	(283)	10,012
Corporate	(243,428)	(192,353)	(171,514)
Subtotal: Core Laundry Operations	110,710	171,717	149,987
Specialty Garments	23,658	24,801	17,845
First Aid	(17)	(693)	4,897
Total operating income	$134,351	$195,825	$172,729

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

A portion of our sales is derived from international markets, including Canada. Revenues denominated in currencies other than the U.S. dollar represented approximately 7.9%, 8.4% and 6.9% of total consolidated revenues for fiscal years 2022, 2021 and 2020, respectively. The operating results of our international subsidiaries are translated into U.S. dollars and such results are affected by movements in foreign currencies relative to the U.S. dollar. In addition, a weaker Canadian dollar increases the costs to our Canadian operations of merchandise and other operational inputs that are sourced from outside

Canada, which has the effect of reducing the operating margins of our Canadian business if we are unable to recover these additional costs through price adjustments with our Canadian customers. In fiscal years 2022, 2021 and 2020, foreign currency fluctuations impacted our consolidated revenues negatively by 0.1%, 0.5% and 0.1%, respectively. These impacts were primarily driven by fluctuations in the Canadian dollar. Our operating results in future years could be negatively impacted by any further devaluation, as compared to the U.S. dollar, of the Canadian dollar or any of the currencies of the other countries in which we operate.

On October 20, 2021, we announced that we would be raising our quarterly dividend to $0.30 per share for Common Stock and to $0.24 per share for Class B Common Stock. The amount and timing of any future dividend payment is subject to the approval of the Board of Directors each quarter.

On January 2, 2019, our Board of Directors approved a share repurchase program authorizing the Company to repurchase from time to time up to $100.0 million of its outstanding shares of Common Stock. The share repurchase program was funded with available cash.

On October 18, 2021, our Board of Directors authorized a new share repurchase program to repurchase from time to time up to $100.0 million of our outstanding shares of Common Stock, inclusive of the amount which remained available under the existing share repurchase program approved on January 2, 2019. Repurchases made under the program, if any, will be made in either the open market or in privately negotiated transactions. The timing, manner, price and amount of any repurchases will depend on a variety of factors, including economic and market conditions, the Company stock price, corporate liquidity requirements and priorities, applicable legal requirements and other factors. The share repurchase program may be funded using available cash or capacity under our 2021 Credit Agreement (as defined below) and may be suspended or discontinued at any time. During fiscal 2022, we repurchased 0.2 million shares of Common Stock for an average price per share of $179.98. During fiscal 2021, we repurchased 0.1 million shares for an average price per share of $184.13. During fiscal 2020, we repurchased 0.1 million shares for an average price per share of $184.67. As of August 27, 2022, we had $63.6 million remaining under our current share repurchase program.

In fiscal 2018, we initiated a multiyear CRM project to further develop, implement and deploy a third-party application we licensed. This new solution is intended to improve functionality, capability and information flow as well as increase automation in servicing our customers. As of August 27, 2022, we have capitalized $40.9 million related to our new CRM project. We began deployment of our new CRM project during the second half of fiscal 2021 and anticipate this will continue through fiscal 2023. We are depreciating this system over a 10-year life and recognized $3.2 million and $1.4 million of amortization expense in fiscal 2022 and fiscal 2021, respectively.

Over the next few years, we intend to focus on three discrete strategic initiatives that are critical in our efforts to transform the company in terms of our overall capabilities and competitive positioning. These initiatives are the continued rollout of our new CRM system (discussed above), investments in the UniFirst brand, and a corporate-wide enterprise resource planning (“ERP”) system with a strong focus on supply chain and procurement automation and technology. We refer to these initiatives together as our “Key Initiatives”. For fiscal 2022, we incurred $19.7 million, $11.7 million and $1.7 million of costs related to our CRM system, UniFirst branding project and ERP system, respectively, for a total of $33.1 million directly attributable to our Key Initiatives.

Our fiscal year ends on the last Saturday in August. For financial reporting purposes fiscal 2022, fiscal 2021 and fiscal 2020 all consisted of 52 weeks.

Fiscal Year Ended August 27, 2022 Compared with Fiscal Year Ended August 28, 2021

Revenues

	Fiscal 2022	Fiscal 2021	Dollar Change	Percent Change
	(In thousands, except percentages)
Core Laundry Operations	$1,770,502	$1,615,560	$154,942	9.6%
Specialty Garments	152,885	145,454	7,431	5.1%
First Aid	77,435	65,202	12,233	18.8%
Total consolidated revenues	$2,000,822	$1,826,216	$174,606	9.6%

Core Laundry Operations’ revenues for fiscal 2022 increased compared to the prior fiscal year. Core Laundry Operations’ organic growth, which adjusts for the estimated effect of acquisitions as well as fluctuations in the Canadian dollar, was

8.9%. This strong organic growth was primarily the result of customer re-openings in fiscal 2021, solid sales performance and improved customer retention in fiscal 2022 as well as efforts to share with our customers the inflationary cost increases that we experienced in our business due to the ongoing inflationary environment.

Specialty Garments revenues for fiscal 2022 increased compared to the prior fiscal year due primarily to growth in our cleanroom operations. Specialty Garments’ results are often affected by seasonality and the timing and length of its customers’ power reactor outages as well as its project-based activities.

First Aid revenues for fiscal 2022 increased compared to the prior fiscal year due to higher revenues in our wholesale distribution business as well as strong growth in our van business due to our initiative to build out a national geographic footprint for these service capabilities.

Cost of revenues

(In thousands, except percentages)	Fiscal 2022	Fiscal 2021	Dollar Change	Percent Change
Cost of revenues	$1,306,451	$1,141,275	$165,176	14.5%
% of Revenues	65.3%	62.5%

Core Laundry Operations’ cost of revenues as a percentage of revenues increased in fiscal 2022 as compared to the prior fiscal year. This increase was due primarily to higher merchandise amortization which continued to normalize from depressed levels during the pandemic, the effect of the current inflationary environment on our cost of products, supply chain disruption as well as the effect of some large national account investments that are providing additional merchandise amortization headwinds. In addition, we incurred higher energy costs as a percentage of revenues due to a surge in energy costs and elevated labor costs due to a very challenging employment environment.

Specialty Garments cost of revenues as a percentage of revenues increased in fiscal 2022 as compared to the prior year due primarily to higher merchandise, labor, and energy costs as a percentage of revenues in fiscal 2022.

Selling and administrative expenses

(In thousands, except percentages)	Fiscal 2022	Fiscal 2021	Dollar Change	Percent Change
Selling and administrative expenses	$451,243	$383,161	$68,082	17.8%
% of Revenues	22.6%	21.0%

Our selling and administrative costs increased as a percentage of revenues in fiscal 2022 as compared to fiscal 2021 primarily due to costs we incurred related to our CRM, ERP and branding initiatives as well as higher labor costs as a percentage of revenues due to a very challenging employment environment.

Depreciation and amortization

(In thousands, except percentages)	Fiscal 2022	Fiscal 2021	Dollar Change	Percent Change
Depreciation and amortization	$108,777	$105,955	$2,822	2.7%
% of Revenues	5.4%	5.8%

Depreciation and amortization expense increased in fiscal 2022 as compared to the prior fiscal year due primarily to continued investment in our infrastructure and technology initiatives.

Income from operations

For fiscal 2022, the changes in revenues in our Core Laundry Operations, Specialty Garments and First Aid segments, as well as the changes in our costs discussed above, resulted in the following changes in our income from operations:

	Fiscal 2022	Fiscal 2021	Dollar Change	Percent Change
	(In thousands, except percentages)
Core Laundry Operations	$110,710	$171,717	$(61,007)	(35.5)%
Specialty Garments	23,658	24,801	(1,143)	(4.6)%
First Aid	(17)	(693)	676	(97.5)%
Total consolidated income from operations	$134,351	$195,825	$(61,474)	(31.4)%
Percentage of total revenues	6.7%	10.7%

Other (income) expense, net

(In thousands, except percentages)	Fiscal 2022	Fiscal 2021	Dollar Change	Percent Change
Interest income, net	$(2,851)	$(2,568)	$(283)	11.0%
Other expense, net	2,877	1,522	1,355	89.0%
Total other (income) expense, net	$26	$(1,046)	$1,072	(102.5)%

The decrease in other (income) expense, net, in fiscal 2022 compared to the prior fiscal year was due primarily to larger foreign exchange losses in fiscal 2022.

Provision for income taxes

(In thousands, except percentages)	Fiscal 2022	Fiscal 2021	Dollar Change	Percent Change
Provision for income taxes	$30,921	$45,760	$(14,839)	(32.4)%
Effective income tax rate	23.0%	23.2%

Our effective tax rate for fiscal 2022 remained consistent with fiscal 2021.

Fiscal Year Ended August 28, 2021 Compared with Fiscal Year Ended August 29, 2020

Revenues

	Fiscal 2021	Fiscal 2020	Dollar Change	Percent Change
	(In thousands, except percentages)
Core Laundry Operations	$1,615,560	$1,601,485	$14,075	0.9%
Specialty Garments	145,454	133,185	12,269	9.2%
First Aid	65,202	69,489	(4,287)	(6.2)%
Total consolidated revenues	$1,826,216	$1,804,159	$22,057	1.2%

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

Cost of revenues

(In thousands, except percentages)	Fiscal 2021	Fiscal 2020	Dollar Change	Percent Change
Cost of revenues	1,141,275	1,164,932	-23,657	-2.0%
% of Revenues	62.5%	64.6%

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

Selling and administrative expense

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

Liquidity and Capital Resources

General

Cash and cash equivalents totaled $376.4 million as of August 27, 2022, a decrease of $136.5 million from $512.9 million as of August 28, 2021. We generated $122.6 million and $212.3 million in cash from operating activities in the fiscal years ended August 27, 2022 and August 28, 2021, respectively.

Pursuant to our share repurchase program, we repurchased 0.2 million shares of our Common Stock for an aggregate of approximately $38.4 million during fiscal 2022, 0.1 million shares of our Common Stock for an aggregate of approximately $11.2 million during fiscal 2021 and 0.1 million shares of our Common Stock for an aggregate $21.7 million during fiscal 2020. On July 15, 2022, we repurchased 35,714 shares of Class B Common Stock for $6.0 million in a privately negotiated transaction at a per share price of $168.00.

We believe, although there can be no assurance, that our current cash and cash equivalents balances, our cash generated from future operations and amounts available under our 2021 Credit Agreement (as defined below) will be sufficient to meet our current anticipated working capital and capital expenditure requirements for at least the next 12 months and will help us manage the impacts of inflation and address related liquidity needs.

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

(In thousands, except percentages)	Fiscal 2022	Fiscal 2021	Percent Change
Net cash provided by operating activities	$122,649	$212,302	(42.2)%
Net cash used in investing activities	(186,507)	(141,465)	31.8%
Net cash used in financing activities	(69,438)	(34,255)	102.7%
Effect of exchange rate changes	(3,173)	1,448	(319.1)%
Net (decrease) increase in cash and cash equivalents	$(136,469)	$38,030	(458.8)%

Net Cash Provided by Operating Activities

The net cash provided by operating activities in fiscal 2022 decreased as compared to fiscal 2021 due primarily to lower profitability, which included costs incurred to support our Key Initiatives, a decrease in accrued liabilities and increases in accounts receivable, supply inventory, merchandise in service, and prepaid income taxes. The decrease in accrued liabilities was due primarily to the payment of $12.2 million of United States Social Security and Medicare taxes that we deferred under the Coronavirus Air, Relief, and Economic Security Act (the “CARES Act”) in fiscal years 2020 and 2021. The Company expects to pay the remaining $12.1 million of deferred United State Social Security and Medicare taxes by the end of calendar year 2022. The elevated inventories related to the supply chain disruption and the increased merchandise in service are attributable to our balance sheet position continuing to normalize coming out of the COVID-19 pandemic impacted period. The increase in accounts receivable was due in part to our revenue growth during the fiscal year. The increase in prepaid income taxes was due primarily to excess payments made for fiscal 2022 income taxes.

Net Cash Used in Investing Activities

The net increase in cash used in investing activities in fiscal 2022 was due primarily to an increase in acquisition related activity of $35.8 million as compared to fiscal 2021.

Net Cash Used in Financing Activities

The increase in net cash used in financing activities in fiscal 2022 was due primarily to incremental cash used for repurchases of Common Stock and Class B Common Stock of $33.2 million and an increase in dividends paid of $2.6 million.

Long-term Debt and Borrowing Capacity

On March 26, 2021, we entered into an amended and restated $175.0 million unsecured revolving credit agreement (the “2021 Credit Agreement”) with a syndicate of banks, which matures on March 26, 2026. The 2021 Credit Agreement amended and restated our $250.0 million unsecured revolving credit agreement, which was scheduled to mature on April 11, 2021. Under the 2021 Credit Agreement, we may borrow funds at variable interest rates based on, at our election, the Eurodollar rate or a base rate, plus in each case a spread based on our consolidated funded debt ratio. Availability of credit requires compliance with certain financial and other covenants, including a maximum consolidated funded debt ratio and minimum consolidated interest coverage ratio, each as defined in the 2021 Credit Agreement. We test our compliance with these financial covenants on a fiscal quarterly basis. As of August 27, 2022, the interest rates applicable to our borrowings under the 2021 Credit Agreement would be calculated as LIBOR plus 1.00% at the time of the respective borrowing. As of August 27, 2022, we had no outstanding borrowings and had outstanding letters of credit amounting to $60.8 million, leaving $114.2 million available for borrowing under the 2021 Credit Agreement.

As of August 27, 2022, we were in compliance with all covenants under the 2021 Credit Agreement.

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

As of August 27, 2022, we had forward contracts with a notional value of approximately 7.2 million CAD outstanding and recorded the fair value of the contracts of $0.1 million in prepaid expenses and other current assets with a corresponding $0.1 million loss in accumulated other comprehensive loss, which was recorded net of tax. During fiscal 2022, we reclassified $0.1 million from accumulated other comprehensive loss to revenue, related to the derivative financial instruments. The loss on these forward contracts that results in an increase to accumulated other comprehensive loss as of August 27, 2022 is expected to be reclassified to revenues prior to their maturity on February 25, 2022 and August 29, 2026, respectively.

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

We have accrued certain costs related to certain sites, including but not limited to, sites in Woburn and Somerville, Massachusetts, as it has been determined that the costs are probable and can be reasonably estimated. We, together with multiple other companies, are party to a consent decree related to our property and the Central Area in Woburn, Massachusetts. The EPA has provided us and other signatories to the consent decree with comments on the design and implementation of groundwater and soil remedies at the Woburn site and investigation of environmental conditions in the Central Area. The consent decree does not address any remediation work that may be required in the Central Area. We, and other signatories, have implemented and proposed to do additional work at the Woburn site but many of the EPA’s comments remain to be resolved. We have accrued costs to perform certain work responsive to the EPA’s comments. Additionally, we have implemented mitigation measures and continue to monitor environmental conditions at a site in Somerville, Massachusetts. We have agreed to undertake additional actions responsive to a notice of audit findings from the Massachusetts Department of Environmental Protection concerning a regulatory submittal that we made in 2009 for a portion of the site. We have received demands from the local transit authority for reimbursement of certain costs associated with its construction of a new municipal transit station in the area of the Somerville site. This station is part of an ongoing extension of the transit system. We have reserved for costs in connection with this matter; however, in light of the uncertainties associated with this matter, these costs and the related reserve may change.

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

There is usually a range of reasonable estimates of the costs associated with each site. In accordance with U.S. GAAP, our accruals represent the amount within the range that we believe is the best estimate or the low end of a range of estimates if no point within the range is a better estimate. When we believe that both the amount of a particular liability and the timing of the payments are reliably determinable, we adjust the cost in current dollars using a rate of 3% for inflation until the time of expected payment and discount the cost to present value using current risk-free interest rates. As of August 27, 2022, the risk-free interest rates we utilized ranged from 3.0% to 3.4%.

For environmental liabilities that have been discounted, we include interest accretion, based on the effective interest method, in selling and administrative expenses on the Consolidated Statements of Income. The changes to the amounts of our environmental liabilities for the years ended August 27, 2022 and August 28, 2021 are as follows (in thousands):

Year ended	August 27, 2022	August 28, 2021
Beginning balance	$32,859	$30,702
Costs incurred for which reserves have been provided	$(2,188)	(1,593)
Insurance proceeds	$135	129
Interest accretion	$596	448
Changes in discount rates	$(3,235)	(1,040)
Revisions in estimates	$4,024	4,213
Ending balance	$32,191	$32,859

Anticipated payments and insurance proceeds of currently identified environmental remediation liabilities as of August 27, 2022 for the next five fiscal years and thereafter, as measured in current dollars, are reflected below (in thousands).

Fiscal year ended August	2022	2023	2024	2025	2026	Thereafter	Total
Estimated costs—current dollars	$12,130	$3,051	$1,741	$1,437	$1,250	$14,947	$34,556
Estimated insurance proceeds	(173)	(159)	(173)	(159)	(173)	(230)	(1,067)
Net anticipated costs	$11,957	$2,892	$1,568	$1,278	$1,077	$14,717	$33,489
Effect of inflation							9,388
Effect of discounting							(10,686)
Balance as of August 27, 2022							$32,191

Estimated insurance proceeds are primarily received from an annuity received as part of our legal settlement with an insurance company. Annual proceeds of approximately $0.3 million are deposited into an escrow account which funds remediation and monitoring costs for two sites related to our former operations. Annual proceeds received but not expended in the current year accumulate in this account and may be used in future years for costs related to this site through the year 2027. As of August 27, 2022, the balance in this escrow account, which is held in a trust and is not recorded in our Consolidated Balance Sheet, was approximately $4.8 million. Also included in estimated insurance proceeds are amounts we are entitled to receive pursuant to legal settlements as reimbursements from three insurance companies for estimated costs at one of our sites.

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

From time to time, we are also subject to legal and regulatory proceedings and claims arising from the conduct of our business operations, including personal injury claims, customer contract matters, employment claims and environmental matters as described above.

We are subject to two actions filed by former employees in September 2022 alleging damages under the Fair Labor Standards Act. We believe that we have meritorious defenses to such allegations and intend to defend ourselves vigorously in such matters. While we are unable to ascertain the ultimate outcome of such actions, based on the information currently available, we believe that a loss with respect to such matters is neither probable nor remote. Given the uncertainty associated with the ultimate resolution of such matters, we are unable to reasonably assess an estimate or range of estimates of any potential losses.

In addition, in the fourth quarter of fiscal 2022, the Mexican federal tax authority issued a tax assessment on our subsidiary in Mexico for fiscal 2016 import taxes, value added taxes and custom processing fees of over $17.0 million, plus surcharges, fines and penalties of over $67.7 million for a total assessment of over $84.7 million. We disagree with such tax assessment and have filed an administrative appeal before the legal division of the Mexican federal tax authority challenging the validity of the tax assessment. While we are unable to ascertain the ultimate outcome of this matter, based on the information currently available, we believe that a loss with respect to this matter is neither probable nor remote. Given the uncertainty associated with the ultimate resolution of this matter, we are unable to reasonably assess an estimate or range of estimates of any potential losses.

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

Contractual Obligations and Other Commercial Commitments

The following information is presented as of August 27, 2022 (in thousands).

	Payments Due by Fiscal Period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Retirement plan benefit payments	$31,399	$2,092	$3,612	$3,956	$21,739
Asset retirement obligations	14,887	—	3,798	11,089	—
Operating leases	53,493	14,318	21,321	12,722	5,132
Forward contracts	5,596	1,399	2,448	1,749	—
Purchase Commitments*	56,470	39,740	8,477	3,952	4,301
Total contractual cash obligations	$161,845	$57,549	$39,656	$33,468	$31,172

*Includes non-cancellable purchase commitments for inventories, software, and services.

We have uncertain tax positions that are reserved totaling $9.3 million as of August 27, 2022 that are excluded from the above table as we cannot make a reasonably reliable estimate of the period of cash settlement with the respective taxing authority.

We have accrued $32.2 million in costs related to certain environmental obligations we have to address under terms of consent orders negotiated with the applicable environmental authorities or otherwise. Refer to “Environmental and Legal Contingencies”, above for additional discussion on our environmental obligations.

As discussed above under “Long-Term Debt and Borrowing Capacity”, as of August 27, 2022, we had borrowing capacity of $175.0 million under our 2021 Credit Agreement, of which approximately $114.2 million was available for borrowing. Also, as of such date, we had no outstanding borrowings and letters of credit outstanding of $60.8 million. All letters of credit expire in less than one year.

As discussed above under “Derivative Instruments and Hedging Activities”, as of August 27, 2022, we had forward contracts with a notional value of approximately 7.2 million CAD outstanding and recorded the fair value of the contracts of $0.1 million in prepaid expenses and other current assets with a corresponding $0.1 million gain in accumulated other comprehensive loss, which was recorded net of tax. During fiscal 2022, we reclassified $0.1 million from accumulated other comprehensive loss to revenue, related to the derivative financial instruments. The loss on these forward contracts that results in an increase to accumulated other comprehensive loss as of August 27, 2022 is expected to be reclassified to revenues prior to their maturity on August 29, 2026.

Energy Costs

Significant increases in energy costs, specifically with respect to natural gas and gasoline, can materially affect our operating costs. During fiscal 2022, our energy costs, which include fuel, natural gas, and electricity, represented approximately 4.7% of our total revenue.

Recent Accounting Pronouncements

See Note 1, “Summary of Significant Accounting Policies” to our Consolidated Financial Statements included in this Annual Report on Form 10-K for more information on recently implemented and issued accounting standards

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

We have determined that all of our foreign subsidiaries operate primarily in local currencies that represent the functional currencies of such subsidiaries. All assets and liabilities of our foreign subsidiaries are translated into U.S. dollars using the exchange rate prevailing at the balance sheet date. The effects of exchange rate fluctuations on the translation of assets and liabilities are recorded as a component of shareholders’ equity. Revenues and expenses are translated at the average exchange rates in effect during each month of the fiscal year. As such, our financial condition and operating results are affected by fluctuations in the value of the U.S. dollar as compared to currencies in foreign countries. Revenues denominated in currencies other than the U.S. dollar represented approximately 7.9%, 8.4% and 6.9% of our total consolidated revenues for fiscal 2022, 2021 and 2020, respectively. Total assets denominated in currencies other than the U.S. dollar represented approximately 6.8% and 7.0% of our total consolidated assets at August 27, 2022 and August 28, 2021, respectively. If exchange rates had increased or decreased by 10% from the actual rates in effect during the fiscal year ended August 27, 2022, our revenues and assets for the year ended and as of August 27, 2022 would have increased or decreased by approximately $0.5 million and $16.4 million, respectively.

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

As of August 27, 2022, we had forward contracts with a notional value of approximately 7.2 million CAD outstanding and recorded the fair value of the contracts of $0.1 million in prepaid expenses and other current assets with a corresponding $0.1 million loss in accumulated other comprehensive loss, which was recorded net of tax. During fiscal 2022, we reclassified $0.1 million from accumulated other comprehensive loss to revenue, related to the derivative financial instruments. The loss on these forward contracts that results in an increase to accumulated other comprehensive loss as of August 27, 2022 is expected to be reclassified to revenues prior to their maturity on August 29, 2026.

Other than the forward contracts discussed above, we do not operate a hedging program to mitigate the effect of a significant change in the value of the functional currencies of our foreign subsidiaries, which include the Canadian dollar, euro, British pound, Mexican peso and Nicaraguan cordoba, as compared to the U.S. dollar. Any losses or gains resulting from unhedged foreign currency transactions, including exchange rate fluctuations on intercompany accounts are reported as transaction losses (gains) in our other expense, net. The intercompany payables and receivables are denominated in Canadian dollars, euros, British pounds, Mexican pesos and Nicaraguan cordobas. During the fiscal year ended August 27, 2022, transaction gains included in other expense, net, was $2.2 million. If exchange rates had changed by 10% during fiscal 2022, we would have recognized exchange gains or losses of approximately $0.4 million.

Please see Item 1A. “Risk Factors” in this Annual Report on Form 10-K for an additional discussion of risks and potential risks of the COVID-19 pandemic on our business, financial performance and the market price of our Common Stock.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Statements of Income

UniFirst Corporation and Subsidiaries

Year ended (In thousands, except per share data)	August 27, 2022	August 28, 2021	August 29, 2020
Revenues	$2,000,822	$1,826,216	$1,804,159

Operating expenses:
Cost of revenues (1)	1,306,451	1,141,275	1,164,932
Selling and administrative expenses (1)	451,243	383,161	361,801
Depreciation and amortization	108,777	105,955	104,697
Total operating expenses	1,866,471	1,630,391	1,631,430

Operating income	134,351	195,825	172,729

Other (income) expense:
Interest income, net	(2,851)	(2,568)	(6,382)
Other expense, net	2,877	1,522	1,223
Total other (income) expense, net	26	(1,046)	(5,159)

Income before income taxes	134,325	196,871	177,888
Provision for income taxes	30,921	45,760	42,118

Net income	$103,404	$151,111	$135,770

Income per share—Basic:
Common Stock	$5.71	$8.32	$7.46
Class B Common Stock	$4.57	$6.66	$5.97

Income per share—Diluted:
Common Stock	$5.46	$7.94	$7.13

Income allocated to—Basic:
Common Stock	$86,844	$126,848	$114,017
Class B Common Stock	$16,560	$24,263	$21,753

Income allocated to—Diluted:
Common Stock	$103,404	$151,111	$135,770

Weighted average number of shares outstanding—Basic:
Common Stock	15,203	15,237	15,276
Class B Common Stock	3,621	3,643	3,643

Weighted average number of shares outstanding—Diluted:
Common Stock	18,933	19,038	19,042

(1)
Exclusive of depreciation on the Company’s property, plant and equipment and amortization of its intangible assets.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income

UniFirst Corporation and Subsidiaries

Year ended (In thousands)	August 27, 2022	August 28, 2021	August 29, 2020
Net income	$103,404	$151,111	$135,770

Other comprehensive (loss) income:
Foreign currency translation adjustments	(7,002)	4,208	2,631
Pension benefit liabilities, net of income taxes	7,518	2,960	(787)
Change in fair value of derivatives, net of income taxes	98	(68)	25
Derivative financial instruments reclassified to earnings	(68)	34	(151)

Other comprehensive income	546	7,134	1,718

Comprehensive income	$103,950	$158,245	$137,488

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Balance Sheets

UniFirst Corporation and Subsidiaries

(In thousands, except share and par value data)	August 27, 2022	August 28, 2021
Assets
Current assets:
Cash and cash equivalents	$376,399	$512,868
Receivables, less reserves of $15,605 and $11,122, respectively	249,198	208,331
Inventories	151,459	143,591
Rental merchandise in service	219,392	181,531
Prepaid taxes	25,523	16,580
Prepaid expenses and other current assets	41,921	40,891
Total current assets	1,063,892	1,103,792
Property, plant and equipment, net	665,119	617,719
Goodwill	457,259	429,538
Customer contracts, net	49,053	49,129
Other intangible assets, net	35,920	35,509
Deferred income taxes	498	580
Operating lease right-of-use assets, net	50,050	42,115
Other assets	106,181	102,683
Total assets	$2,427,972	$2,381,065
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$82,131	$81,356
Accrued liabilities	146,808	159,578
Accrued taxes	1,204	743
Operating lease liabilities, current	13,602	12,993
Total current liabilities	243,745	254,670
Accrued liabilities	123,979	134,085
Accrued and deferred income taxes	106,307	89,177
Operating lease liabilities	38,070	30,181
Total liabilities	512,101	508,113
Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred Stock, $1.00 par value; 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $0.10 par value; 30,000,000 shares authorized; 15,075,425 and 15,235,601 shares issued and outstanding in 2022 and 2021, respectively	1,508	1,524
Class B Common Stock, $0.10 par value; 20,000,000 shares authorized; 3,590,295 and 3,643,009 shares issued and outstanding in 2022 and 2021, respectively	359	364
Capital surplus	93,131	89,257
Retained earnings	1,845,163	1,806,643
Accumulated other comprehensive loss	(24,290)	(24,836)
Total shareholders’ equity	1,915,871	1,872,952
Total liabilities and shareholders’ equity	$2,427,972	$2,381,065

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Equity

UniFirst Corporation and Subsidiaries

(In thousands)	Common Shares	Class B Common Shares	Common Stock	Class B Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance, August 31, 2019	15,333	3,643	$1,533	$364	$84,946	$1,588,075	$(33,688)	$1,641,230
Net income	—	—	—	—	—	135,770	—	135,770
Pension benefit liabilities, net (1)	—	—	—	—	—	—	(787)	(787)
Change in fair value of derivatives	—	—	—	—	—	—	(126)	(126)
Foreign currency translation	—	—	—	—	—	—	2,631	2,631
Dividends declared	—	—	—	—	—	(18,185)	—	(18,185)
Share-based compensation, net (2)	—	—	—	—	2,268	—	—	2,268
Share-based awards exercised, net (1)	36	—	3	—	70	—	—	73
Repurchase of Common Stock	(118)	—	(11)	—	(639)	(21,095)	—	(21,745)
Balance, August 29, 2020	15,251	3,643	$1,525	$364	$86,645	$1,684,565	$(31,970)	$1,741,129
Net income	—	—	—	—	—	151,111	—	151,111
Pension benefit liabilities, net (1)	—	—	—	—	—	—	2,960	2,960
Change in fair value of derivatives	—	—	—	—	—	—	(34)	(34)
Foreign currency translation	—	—	—	—	—	—	4,208	4,208
Dividends declared	—	—	—	—	—	(18,147)	—	(18,147)
Share-based compensation, net (2)	—	—	—	—	2,943	—	—	2,943
Share-based awards exercised, net (1)	46	—	4	—	—	—	—	4
Repurchase of Common Stock	(61)	—	(5)	—	(331)	(10,886)	—	(11,222)
Balance, August 28, 2021	15,236	3,643	$1,524	$364	$89,257	$1,806,643	$(24,836)	$1,872,952
Net income	—	—	—	—	—	103,404	—	103,404
Pension benefit liabilities, net (1)	—	—	—	—	—	—	7,518	7,518
Change in fair value of derivatives	—	—	—	—	—	—	30	30
Foreign currency translation	—	—	—	—	—	—	(7,002)	(7,002)
Dividends declared	—	—	—	—	—	(21,658)	—	(21,658)
Shares converted	17	(17)	1	(1)	—	—	—	—
Share-based compensation, net (2)	—	—	—	—	5,035	—	—	5,035
Share-based awards exercised, net (1)	36	—	4	—	—	—	—	4
Repurchase of Common Stock	(214)	(36)	(21)	(4)	(1,161)	(43,226)		(44,412)
Balance, August 27, 2022	15,075	3,590	$1,508	$359	$93,131	$1,845,163	$(24,290)	$1,915,871

(1)
These amounts are shown net of the effect of income taxes.
(2)
These amounts are shown net of any shares withheld by the Company to satisfy certain tax withholdings obligations in connection with the vesting of certain restricted stock units.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statements of Cash Flows

UniFirst Corporation and Subsidiaries

Year ended (In thousands)	August 27, 2022	August 28, 2021	August 29, 2020
Cash flows from operating activities:
Net income	$103,404	$151,111	$135,770
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	108,777	105,955	104,697
Amortization of deferred financing costs	164	147	112
Share-based compensation	9,103	7,011	5,999
Accretion on environmental contingencies	596	448	537
Accretion on asset retirement obligations	970	985	929
Other	(1,157)	391	2,524
Deferred income taxes	20,008	300	(12,152)
Changes in assets and liabilities, net of acquisitions:
Receivables, less reserves	(40,626)	(16,685)	14,589
Inventories	(8,148)	(37,213)	(5,066)
Rental merchandise in service	(36,597)	(26,323)	32,262
Prepaid expenses and other current assets and Other assets	9,250	5,015	840
Accounts payable	(927)	15,136	(10,702)
Accrued liabilities	(31,517)	16,446	19,866
Prepaid and accrued income taxes	(10,651)	(10,422)	(3,521)
Net cash provided by operating activities	122,649	212,302	286,684

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(44,203)	(8,443)	(41,221)
Capital expenditures, including capitalization of software costs	(144,319)	(133,639)	(116,717)
Proceeds from sale of assets	2,015	617	322
Net cash used in investing activities	(186,507)	(141,465)	(157,616)

Cash flows from financing activities:
Payment of deferred financing costs	—	(822)	—
Proceeds from exercise of share-based awards	(167)	4	73
Taxes withheld and paid related to net share settlement of equity awards	(4,068)	(4,068)	(3,731)
Repurchase of Common Stock	(44,412)	(11,222)	(21,745)
Payment of cash dividends	(20,791)	(18,147)	(15,700)
Net cash used in financing activities	(69,438)	(34,255)	(41,103)

Effect of exchange rate changes	(3,173)	1,448	1,532

Net increase (decrease) in cash and cash equivalents	(136,469)	38,030	89,497
Cash and cash equivalents at beginning of period	512,868	474,838	385,341
Cash and cash equivalents at end of period	$376,399	$512,868	$474,838
Supplemental disclosure of cash flow information:
Capital expenditures in accounts payable	$8,737	$6,705	$6,637
Interest paid	$838	$685	$637
Income taxes paid, net of refunds received	$24,559	$56,393	$58,402

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

Fiscal Year

The Company’s fiscal year ends on the last Saturday in August. For financial reporting purposes, fiscal years ended August 27, 2022 (“fiscal 2022”), August 28, 2021 (“fiscal 2021”) and August 29, 2020 (“fiscal 2020”) all consisted of 52 weeks.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and money market securities. As of each of August 27, 2022 and August 28, 2021, the Company had no short-term investments.

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

Financial Instruments

The Company’s financial instruments, which may expose the Company to concentrations of credit risk, include cash and cash equivalents, receivables, accounts payable and foreign exchange forward contracts. Each of these financial instruments is recorded at cost, which approximates its fair value given the short maturity of each financial instrument.

Revenue Recognition

In fiscal 2022, approximately 88.5% of the Company’s revenues are derived from fees for route servicing of Core Laundry Operations, Specialty Garments and First Aid services performed by the Company’s employees at the customer’s location of business. Revenues from the Company’s route servicing customer contracts represent a single-performance obligation. The Company recognizes these revenues over time as services are performed based on the nature of services provided and contractual rates (input method). Certain of the Company’s customer contracts, primarily within the Company’s Core Laundry Operations, include pricing terms and conditions that include components of variable consideration. The variable consideration is typically in the form of consideration due to a customer based on performance metrics specified within the contract. Specifically, some contracts contain discounts or rebates that the customer can earn through the achievement of specified volume levels. Each component of variable consideration is earned based on the Company’s actual performance during the measurement period specified within the contract. To determine the transaction price, the Company estimates the variable consideration using the most likely amount method, based on the specific contract provisions and known performance results during the relevant measurement period. When determining if variable consideration should be constrained, the Company considers whether factors outside its control could result in a significant reversal of revenue. In making these assessments, the Company considers the likelihood and magnitude of a potential reversal. The Company’s performance period generally corresponds with the monthly invoice period. No significant constraints on the Company’s revenue recognition were applied during fiscal 2022. The Company reassesses these estimates during each reporting period. The Company maintains a liability for these discounts and rebates within accrued liabilities on the consolidated balance sheets. Variable consideration also includes consideration paid to a customer at the beginning of a contract. The Company capitalizes this consideration and amortizes it over the life of the contract as a reduction to revenue in accordance with the accounting guidance for revenue recognition. These assets are included in other assets on the consolidated balance sheets.

The following table presents the Company’s revenues for fiscal 2022, 2021, and 2020 disaggregated by service type:

	Years ended
	August 27, 2022		August 28, 2021		August 29, 2020
(In thousands, except percentages)	Revenues	% of Revenues	Revenues	% of Revenues	Revenues	% of Revenues
Core Laundry Operations	$1,770,502	88.5%	$1,615,560	88.5%	$1,601,485	88.8%
Specialty Garments	152,885	7.6%	145,454	8.0%	133,185	7.4%
First Aid	77,435	3.9%	65,202	3.5%	69,489	3.9%
Total Revenues	$2,000,822	100.0%	$1,826,216	100.0%	$1,804,159	100.0%

During fiscal 2022, 2021 and 2020 the percentage of revenues recognized over time as the services are performed was 88.4%, 95.8% and 94.7% of Core Laundry Operations revenues, respectively, and 83.8%, 81.8% and 79.2% of Specialty Garments revenues, respectively. During fiscal 2022, 2021 and 2020, 11.6%, 4.2% and 5.3% of Core Laundry Operations revenues, respectively, 16.2%, 18.2% and 20.8% of Specialty Garments revenues, respectively, and 100% of First Aid revenues were recognized at a point in time, which generally occurs when the goods are transferred to the customer.

Costs to Obtain a Contract

The Company defers commission expenses paid to its employee-partners when the commissions are deemed to be incremental for obtaining the route servicing customer contract. The deferred commissions are amortized on a straight-line basis over the expected period of benefit. The Company reviews the deferred commission balances for impairment on an ongoing basis. Deferred commissions are classified as current or noncurrent based on the timing of when the Company expects to recognize the expense. The current portion is included in prepaid expenses and other current assets and the non-current portion is included in other assets on the Company’s consolidated balance sheets. As of August 27, 2022, the current and non-current assets related to deferred commissions totaled $15.2 million and $65.1 million, respectively. As of August 28, 2021, the current and non-current assets related to deferred commissions totaled $14.2 million and $60.6 million, respectively. During fiscal 2022 and 2021, we recorded $15.4 million and $14.4 million, respectively, of amortization expense related to deferred commissions. This amortization expense is classified in selling and administrative expenses on the consolidated statements of income.

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

The components of inventory as of August 27, 2022 and August 28, 2021 were as follows (in thousands):

	August 27, 2022	August 28, 2021
Raw materials	$25,932	$24,846
Work in process	2,876	4,703
Finished goods	122,651	114,042
Total inventory	$151,459	$143,591

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

The components of property, plant and equipment as of August 27, 2022 and August 28, 2021 were as follows (in thousands):

	August 27, 2022	August 28, 2021
Land, buildings and leasehold equipment	$663,089	$618,910
Machinery and equipment	622,168	595,081
Motor vehicles	308,242	285,543
	1,593,499	1,499,534
Less: accumulated depreciation	928,380	881,815
Total property, plant and equipment	$665,119	$617,719

The Company provides for depreciation on the straight-line method based on the date the asset is placed in service using the following estimated useful lives:

Buildings (in years)	30 — 40
Building components (in years)	10 — 20
Leasehold improvements	Shorter of useful life or term of lease
Machinery and equipment (in years)	3 — 10
Motor vehicles (in years)	3 — 5

Long-lived assets, including property, plant and equipment, are evaluated for impairment whenever events or circumstances indicate an asset may be impaired. There were no material impairments of long-lived assets in fiscal 2022, 2021 and 2020.

Goodwill and Other Intangible Assets

In accordance with U.S. GAAP, the Company does not amortize goodwill. Instead, the Company tests goodwill for impairment on an annual basis. Management completed its annual goodwill impairment test on the last day of the fourth quarter of each fiscal year prior to fiscal 2020. In fiscal 2020, the Company changed its annual goodwill impairment test date to the first day of the fourth quarter to better align with its internal business processes. In addition, U.S. GAAP requires that companies test goodwill if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit to which goodwill is assigned below its carrying amount. The Company used the qualitative assessment option for its impairment testing for goodwill in fiscal 2022 and determined that the fair values of the reporting units more likely than not exceeded their carrying values and that there was no evidence of impairment as of May 29, 2022.

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

Definite-lived intangible assets are amortized over their estimated useful lives, which are based on management’s estimates of the period that the assets will generate economic benefits. Definite-lived intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable in accordance with U.S. GAAP. There were no impairments of goodwill or indicators of impairment for definite-lived intangible assets in fiscal 2022, 2021 or 2020.

As of August 27, 2022, definite-lived intangible assets have a weighted average useful life of approximately 13.5 years. Customer contracts have a weighted average useful life of approximately 13.8 years and other intangible assets, net, which consist of primarily, restrictive covenants, software and trademarks, have a weighted average useful life of approximately 6.1 years.

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

The estimated liability for environmental contingencies has been discounted as of August 27, 2022 using risk-free interest rates ranging from 3.0% to 3.4% over periods ranging from ten to thirty years. The estimated current costs, net of legal settlements with insurance carriers, have been adjusted for the estimated impact of inflation at 3% per year. Changes in enacted laws, regulatory orders or decrees, management’s estimates of costs, risk-free interest rates, insurance proceeds, participation by other parties, the timing of payments, the input of the Company’s attorneys and outside consultants or other factual circumstances could have a material impact on the amounts recorded for environmental and other contingent liabilities. Refer to Note 11, “Commitments and Contingencies”, of these Consolidated Financial Statements for additional discussion and analysis.

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

Nonqualified Deferred Compensation Plan

The Company adopted the UniFirst Corporation Deferred Compensation Plan (the “NQDC Plan”) effective on February 1, 2022. The NQDC Plan is an unfunded, nonqualified deferred compensation plan that allows eligible participants to voluntarily defer receipt of their salary and annual cash bonuses up to approved limits. In its discretion, the Company may credit one or more additional contributions to participant accounts. NQDC Plan participants who are not accruing benefits under the Supplemental Executive Retirement Plan are eligible to have discretionary annual employer contributions credited to their NQDC Plan accounts. All participants are also eligible to have employer supplemental contributions and employer discretionary contributions credited to their NQDC Plan accounts. The amounts of such contributions may differ from year to year and from participant to participant. Refer to Note 7, “Employee Benefit Plans”, of these Consolidated Financial Statements for further discussion regarding the Company’s NQDC Plan.

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

Advertising Costs

Advertising costs are expensed as incurred and are classified as selling and administrative expenses. The Company incurred advertising costs of $14.7 million, $3.5 million and $3.8 million, for fiscal 2022, 2021 and 2020, respectively.

Share-Based Compensation

Compensation expense for all stock options, stock appreciation rights, unrestricted stock and restricted stock units (collectively, “Share-Based Awards”) is recognized ratably over the related vesting period, net of actual forfeitures. Certain Share-Based Awards in the form of stock appreciation rights and shares of unrestricted stock were granted during fiscal 2022, 2021 and 2020 to non-employee Directors of the Company, which were fully vested upon grant and, with respect to stock appreciation rights, expire eight years after the grant date. Accordingly, compensation expense related to these Share-Based Awards in fiscal 2022, 2021 and 2020 was recognized on the date of grant.

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

The following table sets forth the computation of basic income per share using the two-class method for amounts attributable to the Company’s shares of Common Stock and Class B Common Stock (in thousands, except per share data):

Year ended	August 27, 2022	August 28, 2021	August 29, 2020
Net income available to shareholders	$103,404	$151,111	$135,770
Allocation of net income for Basic:
Common Stock	$86,844	$126,848	$114,017
Class B Common Stock	16,560	24,263	21,753
	$103,404	$151,111	$135,770
Weighted average number of shares for Basic:
Common Stock	15,203	15,237	15,276
Class B Common Stock	3,621	3,643	3,643
	18,824	18,880	18,919
Income per share for Basic:
Common Stock	$5.71	$8.32	$7.46
Class B Common Stock	$4.57	$6.66	$5.97

The Company is required to calculate the diluted income per share for Common Stock using the more dilutive of the following two methods:

•
The treasury stock method; or

•
The two-class method assuming a participating security is not exercised or converted.

For fiscal 2022, 2021 and 2020, the Company’s diluted income per share assumes the conversion of all Class B Common Stock into Common Stock and uses the two-class method for its unvested participating shares. The following table sets forth the computation of diluted income per share of Common Stock for the years ended August 27, 2022, August 28, 2021 and August 29, 2020 (in thousands, except per share data):

	Year Ended August 27, 2022			Year Ended August 28, 2021			Year Ended August 29, 2020
	Earnings to Common shareholders	Common Shares	Income Per Share	Earnings to Common shareholders	Common Shares	Income Per Share	Earnings to Common shareholders	Common Shares	Income Per Share
As reported—Basic	$86,844	15,203	$5.71	$126,848	15,237	$8.32	$114,017	15,276	$7.46
Add: effect of dilutive potential common shares
Share-Based Awards	—	109		—	158		—	123
Class B Common Stock	16,560	3,621		24,263	3,643		21,753	3,643
Diluted Income Per Share— Common Stock	$103,404	18,933	$5.46	$151,111	19,038	$7.94	$135,770	19,042	$7.13

Share-Based Awards that would result in the issuance of 34,416, 6,005 and 8,094 shares, respectively, of Common Stock were excluded from the calculation of diluted earnings per share for fiscal 2022, 2021 and 2020 because they were anti-dilutive.

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

2. Acquisitions

During fiscal 2022, the Company completed thirteen business acquisitions with an aggregate purchase price of approximately $44.8 million. The allocations of the purchase prices with respect to certain assets acquired during fiscal 2022 are complete.

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

Aggregate information relating to the acquisition of businesses which were accounted for as purchases is as follows (in thousands, except number of businesses acquired):

Year ended	August 27, 2022	August 28, 2021	August 29, 2020
Number of businesses acquired	13	8	8
Tangible assets acquired	$5,542	$812	$6,370
Goodwill	27,964	4,533	23,544
Customer contracts	10,450	3,219	12,697
Other intangible assets	807	179	594
Liabilities assumed	—	—	(1,872)
Acquisition of businesses	$44,763	$8,743	$41,333

Tangible assets acquired primarily relate to accounts receivable, inventory, prepaid expenses and property, plant and equipment. Liabilities assumed primarily relate to leases, accounts payable and accrued liabilities.

The amount assigned to intangible assets acquired was based on their respective fair values determined as of the acquisition date. The excess of the purchase price over the tangible and intangible assets was recorded as goodwill. In fiscal 2022, 2021 and 2020, the goodwill was primarily allocated to the U.S. and Canadian Rental and Cleaning segment and is deductible for tax purposes.

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

All financial assets or liabilities that are measured at fair value on a recurring basis (at least annually) have been segregated into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date. The assets or liabilities measured at fair value on a recurring basis are summarized in the tables below (in thousands):

	As of August 27, 2022
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents	$197,121	$—	$—	$197,121
Pension plan assets	—	3,291	—	3,291
Non-qualified deferred compensation plan assets	—	1,263	—	1,263
Foreign currency forward contracts	—	83	—	83
Total assets at fair value	$197,121	$4,637	$—	$201,758

	As of August 28, 2021
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents	$197,081	$—	$—	$197,081
Pension plan assets	—	3,795	—	3,795
Foreign currency forward contracts	—	41	—	41
Total assets at fair value	$197,081	$3,836	$—	$200,917

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

The Company’s foreign currency forward contracts represent contracts the Company has entered into to exchange Canadian dollars for U.S. dollars at fixed exchange rates in order to manage its exposure related to certain forecasted Canadian dollar denominated sales of one of its subsidiaries. These contracts are included in prepaid expenses and other current assets and other long-term assets as of August 27, 2022 and August 28, 2021. The fair value of the forward contracts is based on similar exchange traded derivatives and are, therefore, included within Level 2 of the fair value hierarchy.

4. Income Taxes

The provision / (benefit) for income taxes consists of the following (in thousands):

Fiscal year	2022	2021	2020
Current:
Federal	$7,655	$35,267	$40,084
Foreign	1,839	1,714	1,589
State	3,701	9,873	12,865
Total current	$13,195	$46,854	$54,538
Deferred:
Federal	$13,883	$(1,421)	$(8,522)
Foreign	180	848	(599)
State	3,663	(521)	(3,299)
Total deferred	$17,726	$(1,094)	$(12,420)
Total	$30,921	$45,760	$42,118

The following table reconciles the provision for income taxes using the statutory federal income tax rate to the actual provision for income taxes:

Fiscal year	2022	2021	2020
Income taxes at the statutory federal income tax rate	21.0%	21.0%	21.0%
State income taxes	4.7	4.2	4.4
Adjustments to Tax Reserve	(2.1)	(0.3)	(0.9)
Other	(0.6)	(1.7)	(0.8)
Total	23.0%	23.2%	23.7%

The components of deferred income taxes included on the consolidated balance sheets are as follows (in thousands):

	August 27, 2022	August 28, 2021
Deferred Tax Assets
Payroll and benefit related	$14,923	$21,893
Insurance related	15,035	14,042
Environmental	8,212	8,408
Accrued expenses	8,170	10,134
Operating lease liabilities	11,471	9,214
Other	9,841	8,127
Total deferred tax assets	$67,652	$71,818
Deferred Tax Liabilities
Payroll and benefit related	$20,588	$19,474
Tax in excess of book depreciation	40,016	40,725
Purchased intangible assets	39,747	36,183
Rental merchandise in service	55,287	45,432
Operating lease right-of-use assets	11,111	8,984
Other	232	157
Total deferred tax liabilities	166,981	150,955
Net deferred tax liability	$99,329	$79,137

The Company regularly reviews deferred tax assets for recoverability based upon projected future taxable income and the expected timing of the reversals of existing temporary differences. Although realization is not assured, management believes it is more likely than not that the recorded deferred tax assets will be realized.

Effective tax rate

The Company’s effective tax rate for the fiscal year ended August 27, 2022 was 23.0% as compared to 23.2% for the corresponding period in the prior year. The decrease in the effective tax rate was primarily due to the tax benefit related to the release of existing tax reserves in fiscal 2022 compared to fiscal 2021.

Foreign tax effect

As of August 27, 2022, unremitted foreign earnings, have been retained by the Company’s foreign subsidiaries for indefinite reinvestment. If the Company were to repatriate those earnings, in the form of dividends or otherwise, the Company could be subject to immaterial withholding taxes payable to the various foreign countries.

Uncertain tax positions

As of August 27, 2022 and August 28, 2021, there was $6.4 million and $9.3 million, respectively, of unrecognized tax benefits, of which $5.7 million and $8.7 million, respectively, would favorably impact the Company’s effective tax rate, if recognized. The Company recognized interest and penalties related to uncertain tax positions as a component of income tax expense which is consistent with the recognition of these items in prior reporting periods. As of August 27, 2022 and August 28, 2021, the Company had accrued a total of a nominal amount and $0.1 million, respectively, in interest and penalties, in its long-term accrued liabilities. For the years ended August 27, 2022, August 28, 2021 and August 29, 2020 the Company recognized a nominal expense in its Consolidated Statement of Income related to interest and penalties.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at August 29, 2020	$6,330
Additions based on tax positions related to the current year	637
Additions for tax positions of prior years	3,552
Reduction for tax positions of prior years	(287)
Statute expirations	(911)
Balance at August 28, 2021	9,321
Additions based on tax positions related to the current year	489
Additions for tax positions of prior years	107
Reduction for tax positions of prior years	(3,013)
Statute expirations	(487)
Balance at August 27, 2022	$6,417

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

All U.S. and Canadian federal income tax statutes have lapsed for filings up to and including fiscal years 2017 and 2014, respectively. With a few exceptions, the Company is no longer subject to state and local income tax examinations for periods prior to fiscal 2018. The Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change significantly in the next 12 months.

5. Loans Payable and Long-term Debt

As of August 27, 2022 and August 28, 2021, the Company had no outstanding loans payable.

On March 26, 2021, the Company entered into an amended and restated $175.0 million unsecured revolving credit agreement (the “2021 Credit Agreement”) with a syndicate of banks, which matures on March 26, 2026. The 2021 Credit Agreement amended and restated the $250.0 million unsecured revolving credit agreement, which was scheduled to mature on April 11, 2021. Under the 2021 Credit Agreement, the Company may borrow funds at variable interest rates based on, at the Company’s election, the Eurodollar rate or a base rate, plus in each case a spread based on the Company’s consolidated funded debt ratio. Availability of credit requires compliance with certain financial and other covenants, including a maximum consolidated funded debt ratio and minimum consolidated interest coverage ratio, each as defined in the 2021 Credit Agreement. The Company tests its compliance with these financial covenants on a fiscal quarterly basis. As of August 27, 2022, the interest rates applicable to the Company’s borrowings under the 2021 Credit Agreement would be calculated as LIBOR plus 1.00% at the time of the respective borrowing. As of August 27, 2022, the Company had no outstanding borrowings and had outstanding letters of credit amounting to $60.8 million, leaving $114.2 million available for borrowing under the 2021 Credit Agreement.

As of August 27, 2022, the Company was in compliance with all covenants under the 2021 Credit Agreement.

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

In June 2018, the Company entered into twelve forward contracts to exchange CAD for U.S. dollars at fixed exchange rates in order to manage its exposure related to certain forecasted CAD denominated sales of one of its subsidiaries. The hedged transactions are specified as the first amount of CAD denominated revenues invoiced by one of the Company’s domestic subsidiaries each fiscal quarter, beginning in the third fiscal quarter of 2019 and continuing through the second fiscal quarter of 2022. In total, the Company sold approximately 12.1 million CAD at an average Canadian-dollar exchange rate of 0.7814 over these quarterly periods. The Company concluded that the forward contracts met the criteria to qualify as a cash flow hedge under U.S. GAAP. These forward contracts matured on February 25, 2022.

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

As of August 27, 2022, the Company had forward contracts with a notional value of approximately 7.2 million CAD outstanding and recorded the fair value of the contracts of $0.1 million in prepaid expenses and other current assets with a corresponding loss of $0.1 million in accumulated other comprehensive loss, which was recorded net of tax. For the fiscal year ended August 27, 2022, the Company reclassified $0.1 million from accumulated other comprehensive loss to revenue, related to the derivative financial instruments. The loss on these forward contracts that results in an increase to accumulated other comprehensive loss as of August 27, 2022 is expected to be reclassified to revenues prior to their maturity on August 29, 2026.

7. Employee Benefit Plans

Defined Contribution Retirement Savings Plan

The Company has a defined contribution retirement savings plan with a 401(k) feature for all eligible U.S. and Canadian employees not under collective bargaining agreements. The Company matches a portion of the employee’s contribution and may make an additional contribution at its discretion. Contributions charged to expense under the plan for fiscal 2022, 2021 and 2020 were $18.2 million, $19.9 million and $16.6 million, respectively.

Pension Plans and Supplemental Executive Retirement Plans

The Company accounts for its pension plans and Supplemental Executive Retirement Plan on an accrual basis over employees’ estimated service periods.

The Company maintains an unfunded Supplemental Executive Retirement Plan (“SERP”) for certain eligible employees of the Company. The benefits are based on the employee’s compensation upon retirement. The amount charged to expense related to this plan amounted to approximately $1.5 million, $2.9 million and $2.6 million for fiscal 2022, 2021 and 2020, respectively.

The Company maintains a non-contributory defined benefit pension plan (“UniFirst Plan”) covering employees at one of its locations. The benefits are based on years of service. The UniFirst Plan assets are invested in a Guaranteed Deposit Account (“GDA”) that is maintained and operated by Prudential Retirement Insurance and Annuity Company (“PRIAC”). All assets are merged with the general assets of PRIAC and are invested predominantly in privately placed securities and mortgages. At the beginning of each calendar year, PRIAC notifies the Company of the annual rates of interest which will be applied to the amounts held in the GDA during the next calendar year. In determining the interest rate to be applied, PRIAC considers the investment performance of the underlying assets of the prior year; however, regardless of the investment performance the annual interest rate applied per the contract must be a minimum of 3.25%. The amount charged to expense related to this plan amounted to approximately $0.1 million for fiscal 2022 and $0.2 million for fiscal 2021 and 2020, respectively.

In connection with one of the Company’s acquisitions, the Company assumed liabilities related to a frozen pension plan covering many of the acquired Company’s former employees (“Textilease Plan”). The Textilease Plan was terminated in fiscal 2020. The pension benefits were based on years of service and the employee’s compensation. The Textilease Plan assets were held in a separate GDA with PRIAC; however the minimum interest rate per the Textilease Plan contract was 1.5%. The amount charged to expense related to this plan amounted to approximately $0.5 million for fiscal 2020. There was no expense incurred related to this plan in either fiscal 2022 or 2021.

The Company refers to its UniFirst Plan and Textilease Plan collectively as its “Pension Plans”.

The components of net periodic benefit cost related to the Company’s Pension Plans and SERP for fiscal 2022, 2021 and 2020 were as follows (in thousands):

	Pension Plans			SERP
	2022	2021	2020	2022	2021	2020
Service cost	$72	$71	$113	$919	$1,100	$918
Interest cost	104	104	131	928	943	1,027
Expected return on assets	(118)	(131)	(138)	—	—	—
Amortization of prior service cost	21	55	66	—	—	—
Amortization of net loss	20	36	12	516	821	703
Other events	(10)	49	—	(855)	—	—
Net periodic benefit cost	$89	$184	$184	$1,508	$2,864	$2,648

The Company’s obligations and funded status related to its Pension Plans and SERP as of August 27, 2022 and August 28, 2021 were as follows (in thousands):

	Pension Plans		SERP
	2022	2021	2022	2021
Change in benefit obligation:
Projected benefit obligation, beginning of year	$5,035	$5,468	$36,644	$38,616
Service cost	72	71	919	1,100
Interest cost	104	104	928	943
Actuarial (gain) loss	(861)	(225)	(8,871)	(2,890)
Benefits paid	(23)	(28)	(1,203)	(1,125)
Settlements/Curtailments	(490)	(355)	(855)	—
Projected benefit obligation, end of year	$3,837	$5,035	$27,562	$36,644

Change in plan assets:
Fair value of plan assets, beginning of year	$3,796	$4,146	$—	$—
Actual return on plan assets	17	33	—	—
Employer contributions	—	—	—	—
Benefits paid	(23)	(28)	—	—
Settlements/Curtailments	(490)	(355)	—	—
Fair value of plan assets, end of year	$3,300	$3,796	$—	$—
Funded status (net amount recognized):	$(537)	$(1,239)	$(27,562)	$(36,644)

As of August 27, 2022 and August 28, 2021, the accumulated benefit obligations for the Company’s Pension Plans were $3.8 million and $5.0 million, respectively. As of August 27, 2022 and August 28, 2021, the accumulated benefit obligations for the Company’s SERP were $24.6 million and $30.6 million, respectively.

The amounts recorded on the Consolidated Balance Sheet for the Company’s Pension Plans and SERP as of August 27, 2022 and August 28, 2021 were as follows (in thousands):

	Pension Plans		SERP
	2022	2021	2022	2021
Deferred tax assets (liabilities)	$184	$213	$(10)	$2,218
Accrued liabilities	$537	$1,240	$27,562	$36,644
Accumulated other comprehensive loss	$40	$(1,044)	$(720)	$(6,449)

As of August 27, 2022 and August 28, 2021, the amounts recognized in accumulated other comprehensive loss for the Company’s Pension Plans and SERP were as follows (in thousands):

	Pension Plans		SERP
	2022	2021	2022	2021
Net actuarial gain (loss)	$(75)	$(1,180)	$(720)	$(6,449)
Unrecognized prior service cost	115	136	—	—
Accumulated other comprehensive loss	$40	$(1,044)	$(720)	$(6,449)

The weighted average assumptions used in calculating the Company’s projected benefit obligation as of August 27, 2022 and August 28, 2021, were as follows:

	Pension Plans		SERP
	2022	2021	2022	2021
Discount rate	4.3%	2.3%	4.4%	2.6%
Rate of compensation increase	N/A	N/A	5.0%	5.0%

The weighted average assumptions used in calculating the Company’s net periodic service cost for the years ended August 27, 2022, August 28, 2021 and August 29, 2020, were as follows:

	Pension Plans			SERP
	2022	2021	2020	2022	2021	2020
Discount rate	2.3%	2.0%	2.7%	2.6%	2.5%	2.9%
Expected return on plan assets	3.5%	3.5%	3.5%	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	5.0%	5.0%	5.0%

The benefit payments, which reflect expected future service, that are expected to be paid for the five fiscal years subsequent to August 27, 2022 and thereafter are as follows (in thousands):

	Pension Plans	SERP
2023	$740	$1,352
2024	189	1,535
2025	297	1,591
2026	314	1,723
2027	139	1,780
Thereafter	2,158	19,581
Total benefit payments	$3,837	$27,562

Nonqualified Deferred Compensation Plan

The Company adopted the UniFirst Corporation Deferred Compensation Plan (the “NQDC Plan”) effective on February 1, 2022. The NQDC Plan is an unfunded, nonqualified deferred compensation plan that allows eligible participants to voluntarily defer receipt of their salary and annual cash bonuses up to approved limits. In its discretion, the Company may credit one or more additional contributions to participant accounts. NQDC Plan participants who are not accruing benefits under the Supplemental Executive Retirement Plan are eligible to have discretionary annual employer contributions credited to their NQDC Plan accounts. All participants are also eligible to have employer supplemental contributions and employer discretionary contributions credited to their NQDC Plan accounts. The amounts of such contributions may differ from year to year and from participant to participant. During the fiscal year ended August 27, 2022, the NQDC Plan had aggregate contributions of $1.3 million credited to participant accounts. The amount charged to expense was nominal for the year ended August 27, 2022. The Company, at its discretion, may also elect to transfer funds to a trust account with the intention to fund the future liability. Total NQDC Plan assets were $1.3 million as of August 27, 2022 and are included within other long-term assets on the balance sheet.

8. Goodwill and Other Intangible Assets

As discussed in Note 2, “Acquisitions”, when the Company acquires a business the amount assigned to the tangible assets and liabilities and intangible assets acquired is based on their respective fair values determined as of the acquisition date. The excess of the purchase price over the tangible assets and liabilities and intangible assets is recorded as goodwill. The following details the changes in the Company’s intangible assets and goodwill related to the Company’s acquisitions for the years ended August 27, 2022 and August 28, 2021 as well as the respective periods over which the assets will be amortized (in thousands, except weighted average life in years). These amounts include additional payments associated with prior year acquisitions:

Year ended	August 27, 2022	Weighted Average Life in Years	August 28, 2021	Weighted Average Life in Years
Goodwill	$27,964	N/A	$4,533	N/A
Customer contracts	10,450	13.8	3,219	10.0
Other intangible assets	807	6.1	179	5.0
Total intangible assets and goodwill acquired	$39,221		$7,931

The Company does not amortize goodwill, but it is reviewed annually or more frequently if certain indicators arise, for impairment. There were no impairment losses related to goodwill or intangible assets during the years ended August 27, 2022, August 28, 2021 and August 29, 2020.

The changes in the carrying amount of goodwill are as follows (in thousands):

Balance as of August 29, 2020	$424,844
Goodwill recorded during the period	4,533
Other	161
Balance as of August 28, 2021	$429,538
Goodwill recorded during the period	27,964
Other	(243)
Balance as of August 27, 2022	$457,259

As of August 27, 2022, the Company has allocated $445.9 million, $10.8 million and $0.6 million of goodwill to its U.S. and Canadian Rental and Cleaning, Specialty Garments and First Aid segments, respectively.

Intangible assets, net in the Company’s accompanying Consolidated Balance Sheets are as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
August 27, 2022
Customer contracts	$247,721	$198,668	$49,053
Software	75,528	41,637	33,891
Other intangible assets	37,520	35,491	2,029
	$360,769	$275,796	$84,973
August 28, 2021
Customer contracts	$237,384	$188,255	$49,129
Software	74,475	40,763	33,712
Other intangible assets	36,866	35,069	1,797
	$348,725	$264,087	$84,638

Estimated amortization expense for the five fiscal years subsequent to August 27, 2022 and thereafter, based on intangible assets, net as of August 27, 2022 is as follows (in thousands):

2022	$13,404
2023	11,840
2024	9,400
2025	9,385
2026	8,133
Thereafter	32,811
Total estimated amortization expense	$84,973

9. Accrued Liabilities

Accrued liabilities in the accompanying Consolidated Balance Sheet consists of the following (in thousands):

	August 27, 2022	August 28, 2021
Current liabilities:
Payroll and benefit related	$48,415	$61,997
Bonuses	15,476	17,693
Insurance related	32,410	34,314
Environmental related	12,254	12,279
Other	38,253	33,295
Total current liabilities	$146,808	$159,578

Long-term liabilities:
Benefit related	26,779	$36,521
Environmental related	19,937	20,580
Asset retirement obligations	15,274	14,887
Insurance related	61,989	62,097
Total long-term liabilities	$123,979	$134,085
Total accrued liabilities	$270,787	$293,663

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

The Company recognized as a liability the present value of the estimated future costs to decommission its nuclear laundry facilities. The estimated liability is based on historical experience in decommissioning nuclear laundry facilities, estimated useful lives of the underlying assets, external vendor estimates as to the cost to decommission these assets in the future, and federal and state regulatory requirements. The estimated current costs have been adjusted for the estimated impact of inflation at 3% per year. The liability has been discounted using credit-adjusted risk-free rates that range from approximately 7.00% to 7.50% over approximately one to twenty-two years. Revisions to the liability could occur due to changes in the Company’s estimated useful lives of the underlying assets, estimated dates of decommissioning, changes in decommissioning costs, changes in federal or state regulatory guidance on the decommissioning of such facilities, or other changes in estimates. Changes due to revised estimates are recognized by adjusting the carrying amount of the liability and the related long-lived asset if the assets are still in service, or charged to expense in the period if the assets are no longer in service.

A rollforward of the Company’s asset retirement liability is as follows for fiscal 2022 and 2021 (in thousands):

	August 27, 2022	August 28, 2021
Beginning balance	$14,887	$13,920
Accretion expense	970	985
Effect of exchange rate changes	(583)	(18)
Ending balance	$15,274	$14,887

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

The following table presents the operating lease cost and information related to the operating lease right-of-use assets, net and operating lease liabilities for fiscal 2022:

(In thousands, except lease term and discount rate)
Lease cost
Operating lease costs including short-term lease expense and variable lease costs, which were immaterial in the period	$21,904

Operating cash flow impacts
Cash paid for amounts included in the measurement of operating lease liabilities	$3,380
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	$21,391
Weighted-average remaining lease term - operating leases	4.35
Weighted-average discount rate - operating leases	2.02%

Total rent expense on all leases was $18.3 million, $16.2 million and $15.2 million for the fiscal 2022, 2021 and 2020, respectively. The contractual future minimum lease payments of the Company's operating lease liabilities by fiscal year as of August 27, 2022 are as follows:

(In thousands)
2023	$14,318
2024	12,158
2025	9,163
2026	7,423
2027	5,299
Thereafter	5,132
Total payments	53,493
Less interest	1,821
Total present value of lease payments	$51,672

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

The Company has accrued certain costs related to certain sites, including but not limited to, sites in Woburn and Somerville, Massachusetts, as it has been determined that the costs are probable and can be reasonably estimated. The Company, together with multiple other companies, are party to a consent decree related to the Company's property and the Central Area in Woburn, Massachusetts. The EPA has provided the Company and other signatories to the consent decree with comments on the design and implementation of groundwater and soil remedies at the Woburn site and investigation of environmental conditions in the Central Area. The consent decree does not address any remediation work that may be required in the Central Area. The Company, and other signatories, has implemented and proposed to do additional work at the Woburn site but many of the EPA’s comments remain to be resolved. The Company has accrued costs to perform certain work responsive to the EPA’s comments. Additionally, the Company has implemented mitigation measures and continue to monitor environmental conditions at a site in Somerville, Massachusetts. The Company has agreed to undertake additional actions responsive to a notice of audit findings from the Massachusetts Department of Environmental Protection concerning a regulatory submittal that the Company made in 2009 for a portion of the site. The Company has received demands from the local transit authority for reimbursement of certain costs associated with its construction of a new municipal transit station in the area of the Somerville site. This station is part of an ongoing extension of the transit system. The Company has reserved for costs in connection with this matter; however, in light of the uncertainties associated with this matter, these costs and the related reserve may change.

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

There is usually a range of reasonable estimates of the costs associated with each site. In accordance with U.S. GAAP, the Company’s accruals reflect the amount within the range that it believes is the best estimate or the low end of a range of estimates if no point within the range is a better estimate. Where it believes that both the amount of a particular liability and the timing of the payments are reliably determinable, the Company adjusts the cost in current dollars using a rate of 3% for inflation until the time of expected payment and discounts the cost to present value using current risk-free interest rates. As of August 27, 2022, the risk-free interest rates utilized by the Company ranged from 3.0% to 3.4%.

For environmental liabilities that have been discounted, the Company includes interest accretion, based on the effective interest method, in selling and administrative expenses on the accompanying Consolidated Statements of Income. The changes to the Company’s environmental liabilities for fiscal 2022 and 2021 were as follows (in thousands):

Year ended	August 27, 2022	August 28, 2021
Beginning balance	$32,859	$30,702
Costs incurred for which reserves have been provided	(2,188)	(1,593)
Insurance proceeds	135	129
Interest accretion	596	448
Changes in discount rates	(3,235)	(1,040)
Revisions in estimates	4,024	4,213
Ending balance	$32,191	$32,859

Anticipated payments and insurance proceeds of currently identified environmental remediation liabilities as of August 27, 2022, for the next five fiscal years and thereafter, as measured in current dollars, are reflected below.

(In thousands)	2023	2024	2025	2026	2027	Thereafter	Total
Estimated costs—current dollars	$12,130	$3,051	$1,741	$1,437	$1,250	$14,947	$34,556
Estimated insurance proceeds	(173)	(159)	(173)	(159)	(173)	(230)	(1,067)
Net anticipated costs	$11,957	$2,892	$1,568	$1,278	$1,077	$14,717	$33,489
Effect of inflation							9,388
Effect of discounting							(10,686)
Balance as of August 28, 2021							$32,191

Estimated insurance proceeds are primarily received from an annuity received as part of a legal settlement with an insurance company. Annual proceeds of approximately $0.3 million are deposited into an escrow account which funds remediation and monitoring costs for two sites related to former operations. Annual proceeds received but not expended in the current year accumulate in this account and may be used in future years for costs related to this site through the year 2027. As of August 27, 2022, the balance in this escrow account, which is held in a trust and is not recorded in the Company’s accompanying Consolidated Balance Sheet, was approximately $4.8 million. Also included in estimated insurance proceeds are amounts the Company is entitled to receive pursuant to legal settlements as reimbursements from three insurance companies for estimated costs at one of its sites.

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

From time to time, the Company is also subject to legal and regulatory proceedings and claims arising from the conduct of its business operations, including personal injury claims, customer contract matters, employment claims and environmental matters as described above.

The Company is subject to two actions filed by former employees in September 2022 alleging damages under the Fair Labor Standards Act. The Company believes that it has meritorious defenses to such allegations and intends to defend itself vigorously in such matters. While the Company is unable to ascertain the ultimate outcome of such actions, based on the information currently available, the Company believes that a loss with respect to such matters is neither probable nor remote. Given the uncertainty associated with the ultimate resolution of such matters, the Company is unable to reasonably assess an estimate or range of estimates of any potential losses.

In addition, in the fourth quarter of fiscal 2022, the Mexican federal tax authority issued a tax assessment on the Company’s subsidiary in Mexico for fiscal 2016 import taxes, value added taxes and custom processing fees of over $17.0 million, plus surcharges, fines and penalties of over $67.7 million for a total assessment of over $84.7 million. The Company disagrees with such tax assessment and has filed an administrative appeal before the legal division of the Mexican federal tax authority challenging the validity of the tax assessment. While the Company is unable to ascertain the ultimate outcome of this matter, based on the information currently available, the Company believes that a loss with respect to this matter is neither probable nor remote. Given the uncertainty associated with the ultimate resolution of this matter, the Company is unable to reasonably assess an estimate or range of estimates of any potential losses.

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

Other Contingent Liabilities

As security for certain agreements with the NRC and various state agencies related to the nuclear operations (see above) and certain insurance programs, the Company had standby irrevocable bank commercial letters of credit of $60.8 million and $67.5 million outstanding as of August 27, 2022 and August 28, 2021, respectively.

Non-cancellable purchase commitments for inventories, software, and services amounted to $56.5 million as of August 27, 2022, of which $39.7 million will be paid in less than 1 year, $8.5 million will be paid in 1 to 3 years, and the remaining will be paid in 3 to 8 years.

12. Share-based Compensation

The Company adopted a stock incentive plan (the “1996 Plan”) in November 1996 and reserved 1,500,000 shares of Common Stock for issuance under the 1996 Plan. The 1996 Plan provided for the issuance of stock options and stock appreciation rights. The Company ceased granting new awards under the 1996 Plan as of January 21, 2011, and the 1996 Plan expired in accordance with its terms on January 8, 2012. The Company adopted a stock incentive plan (the “2010 Plan”) in October 2010 and reserved 600,000 shares of Common Stock for issuance under the 2010 Plan. The 2010 Plan replaced the Company’s 1996 Plan. The 2010 Plan permits the award of incentive and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock and performance shares (collectively referred to as “Share-Based Awards”) as well as dividend equivalent rights and cash-based awards. On October 27, 2014, the Board of Directors, subject to the approval of the Company’s shareholders, which was received at the 2015 annual meeting of shareholders, adopted an amendment to the 2010 Plan to, among other matters, reserve for issuance an additional 750,000 shares and extend to 2025 the time period awards may be granted under the 2010 Plan. As of August 27, 2022, the number of remaining shares available for future grants under the 2010 Plan was 173,581. Share-based compensation expense, which includes expense related to Share-Based Awards, has been recorded in the accompanying Consolidated Statements of Income in selling and administrative expenses.

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

In fiscal 2022, a total of 1,025 shares of fully vested unrestricted stock were granted to certain non-employee Directors of the Company. No such shares were granted during each of fiscal 2021 and 2020. Accordingly, compensation expense related to the unrestricted stock granted in fiscal 2022 was recognized on the date of grant.

In fiscal 2022, the Company granted a total of 9,750 stock appreciation rights under the 2010 Plan to the Company’s non-employee Directors. In both fiscal 2021 and 2020, the Company granted a total of 5,000 stock appreciation rights under the 2010 Plan to the Company’s non-employee Directors. Such stock appreciation rights were fully vested upon grant, expire on the earlier of the eighth anniversary of the grant date or the second anniversary of the date that the Director ceases to be a member of the Board of Directors and must be settled in stock at the time of exercise. Accordingly, compensation expense related to the stock appreciation rights was recognized on the date of grant.

As of August 27, 2022, the total compensation cost not yet recognized related to non-vested Share-Based Awards was approximately $14.4 million. The weighted average period over which compensation cost for Share-Based Awards will be recognized is 1.5 years.

All stock appreciation rights issued to employees were granted with an exercise price equal to the fair net realizable value of the Company’s Common Stock on the date of grant. Stock appreciation rights generally vest 20% on each anniversary of the grant date over a five-year period and expire ten years after the grant date. Share-Based Awards granted to the Company’s non-employee Directors were fully vested as of the date of grant. Non-employee Director Share-Based Award grants in the form of stock appreciation rights expire on the earlier of the eighth anniversary of the grant date or the second anniversary of the date that the Director ceases to be a member of the Board of Directors.

Time-based restricted stock units granted to employees vest 20% on each anniversary of the grant date over a five-year period. Generally, performance-based restricted stock units granted to employees are earned based on whether and the extent to which the Company achieves certain consolidated revenues and earnings per share.

The fair value of each stock appreciation right is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used:

Fiscal year ended August	2022	2021	2020
Risk-free interest rate	1.27%	0.47%	1.69%
Expected dividend yield	0.60%	0.58%	0.50%
Expected life in years	5.17	5.70	5.60
Expected volatility	28.4%	27.5%	22.4%

The weighted average fair values of Share-Based Awards granted in the form of stock appreciation rights during fiscal years 2022, 2021 and 2020 were $51.25, $42.63 and $46.58, respectively.

The following table summarizes the Share-Based Awards activity in the form of stock options and stock appreciation rights for fiscal 2022:

	Number of Shares	Weighted Average Exercise Price
Outstanding, August 28, 2021	394,174	$144.07
Granted	34,754	199.80
Expired	(168)	201.24
Exercised	(53,226)	123.07
Forfeited	(7,186)	164.72
Outstanding, August 27, 2022	368,348	$151.93

Exercisable, August 27, 2022	250,223	$141.68

The following table summarizes the Share-Based Awards activity in the form of restricted stock units for fiscal 2022:

	Number of Shares	Weighted Average Grant Price
Unvested balance at August 28, 2021	94,558	$178.78
Granted	41,875	199.05
Vested	(39,131)	179.12
Forfeited	(5,602)	186.40
Unvested balance at August 27, 2022	91,700	$187.43

13. Shareholders’ Equity

The Company has two classes of common stock: Common Stock and Class B Common Stock. Each share of Common Stock is entitled to one vote, is freely transferable, and is entitled to a cash dividend equal to 125% of any cash dividend paid on each share of Class B Common Stock. Each share of Class B Common Stock is entitled to ten votes and can be converted to Common Stock on a share-for-share basis. However, until converted to Common Stock, shares of Class B Common Stock are not freely transferable. During fiscal 2022, 17,000 shares of Class B Common Stock were converted to Common Stock. No such conversions occurred during each of fiscal 2021 and 2020.

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

On January 2, 2019, the Company’s Board of Directors approved a share repurchase program authorizing the Company to repurchase from time to time up to $100.0 million of its outstanding shares of Common Stock. Repurchases made under the program, if any, will be made in either the open market or in privately negotiated transactions. The timing, manner, price and amount of any repurchases will depend on a variety of factors, including economic and market conditions, the Company stock price, corporate liquidity requirements and priorities, applicable legal requirements and other factors. The share repurchase program has been funded to date with available cash and may be funded in the future using the Company’s available cash or capacity under its 2021 Credit Agreement and may be suspended or discontinued at any time. On October 18, 2021, the Company’s Board of Directors approved a new share repurchase program authorizing the Company to repurchase from time to time up to $100.0 million of its outstanding shares of Common Stock, inclusive of the amount which remained available under the existing share repurchase program approved on January 2, 2019. Repurchases made under the new program, if any, will continue to be made in either the open market or in privately negotiated transactions, subject to market conditions, applicable legal requirements, and other relevant factors. The timing, manner, price and amount of any repurchases will depend on a variety of factors and may be suspended or discontinued at any time. During fiscal 2022, the Company repurchased 213,419 shares for an average price per share of $179.98. During fiscal 2021, the Company repurchased 60,950 shares for an average price per share of $184.13. During fiscal 2020, the Company repurchased 117,767 shares for an average price per share of $184.67. Currently, there is $63.6 million remaining to repurchase outstanding shares of Common Stock under this program. On July 15, 2022, the Company repurchased 35,714 shares of Class B Common Stock for $6.0 million from a related party at a per share price of $168.00

14. Accumulated Other Comprehensive Loss

The changes in each component of accumulated other comprehensive loss for fiscal 2022 and 2021 are as follows (in thousands):

	Foreign Currency Translation	Pension- related (1)	Derivative Financial Instruments (1)	Total Accumulated Other Comprehensive Loss
Balance as of August 29, 2020	$(22,009)	$(10,026)	$65	$(31,970)
Change during the year	4,208	2,960	(34)	7,134
Balance as of August 28, 2021	(17,801)	(7,066)	31	(24,836)
Change during the year	(7,002)	7,518	30	546
Balance as of August 27, 2022	$(24,803)	$452	$61	$(24,290)
(1)
Amounts are shown net of tax.

Amounts reclassified from accumulated other comprehensive loss, net of tax, for fiscal 2022 and 2021 were as follows (in thousands):

	Year Ended August 27, 2022	Year Ended August 28, 2021
Pension benefit liabilities, net:
Actuarial loss (gain) (a)	$(414)	$(679)
Tax effect reclass	—	—
Total, net of tax	(414)	(679)
Derivative financial instruments, net:
Forward contracts loss (gain) (b)	68	(34)
Total, net of tax	68	(34)
Total amounts reclassified, net of tax	$(346)	$(713)

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

The Company refers to the U.S. and Canadian Rental and Cleaning, MFG, and Corporate reporting segments combined as its “Core Laundry Operations,” which is included as a subtotal in the following tables (in thousands):

As of and for the year ended August 27, 2022	US and Canadian Rental and Cleaning	MFG	Net Interco MFG Elim	Corporate	Subtotal Core Laundry Operations	Specialty Garments	First Aid	Total
Revenues	$1,733,088	$281,112	$(281,112)	$37,414	$1,770,502	$152,885	$77,435	$2,000,822
Income (loss) from operations	$289,018	$64,884	$236	$(243,428)	$110,710	$23,658	$(17)	$134,351
Interest (income) expense, net	$(2,998)	$—	$—	$147	$(2,851)	$—	$—	$(2,851)
Income (loss) before taxes	$291,960	$64,553	$236	$(244,800)	$111,949	$22,396	$(20)	$134,325
Depreciation and amortization	$75,876	$2,251	$—	$24,075	$102,202	$4,097	$2,478	$108,777
Capital expenditures	$135,725	$255	$—	$—	$135,980	$7,122	$1,217	$144,319
Total assets	$2,206,608	$35,748	$—	$—	$2,242,356	$135,406	$50,210	$2,427,972

As of and for the year ended August 28, 2021	US and Canadian Rental and Cleaning	MFG	Net Interco MFG Elim	Corporate	Subtotal Core Laundry Operations	Specialty Garments	First Aid	Total
Revenues	$1,580,850	$264,021	$(264,021)	$34,710	$1,615,560	$145,454	$65,202	$1,826,216
Income (loss) from operations	$290,774	$73,579	$(283)	$(192,353)	$171,717	$24,801	$(693)	$195,825
Interest income, net	$(2,760)	$—	$—	$192	$(2,568)	$—	$—	$(2,568)
Income (loss) before taxes	$293,357	$73,260	$(283)	$(194,970)	$171,364	$26,198	$(691)	$196,871
Depreciation and amortization	$73,611	$2,530	$—	$23,190	$99,331	$4,510	$2,114	$105,955
Capital expenditures	$129,327	$456	$—	$—	$129,783	$3,407	$449	$133,639
Total assets	$2,179,243	$37,605	$—	$—	$2,216,848	$119,305	$44,912	$2,381,065

As of and for the year ended August 29, 2020	US and Canadian Rental and Cleaning	MFG	Net Interco MFG Elim	Corporate	Subtotal Core Laundry Operations	Specialty Garments	First Aid	Total
Revenues	$1,552,179	$214,683	$(214,683)	$49,306	$1,601,485	$133,185	$69,489	$1,804,159
Income (loss) from operations	$247,392	$64,097	$10,012	$(171,514)	$149,987	$17,845	$4,897	$172,729
Interest (income) expense, net	$(3,741)	$—	$—	$(2,641)	$(6,382)	$—	$—	$(6,382)
Income (loss) before taxes	$251,088	$63,912	$10,012	$(170,629)	$154,383	$18,604	$4,901	$177,888
Depreciation and amortization	$71,020	$2,404	$—	$24,983	$98,407	$4,335	$1,955	$104,697
Capital expenditures	$110,024	$397	$—	$—	$110,421	$4,864	$1,432	$116,717
Total assets	$1,992,546	$33,233	$—	$—	$2,025,779	$131,328	$41,920	$2,199,027

The Company’s long-lived assets as of August 27, 2022 and August 28, 2021 and revenues and income before income taxes for the years ended August 27, 2022, August 28, 2021 and August 29, 2020 were attributed to the following countries (in thousands):

Long-lived assets as of:	August 27, 2022	August 28, 2021
United States	$1,309,119	$1,219,760
Europe, Canada, Mexico and Nicaragua (1)	54,961	57,513
Total	$1,364,080	$1,277,273

Revenues for fiscal years:	2022	2021	2020
United States	$1,831,089	$1,672,530	$1,659,913
Europe and Canada (1)	169,733	153,686	144,246
Total	$2,000,822	$1,826,216	$1,804,159

Income before income taxes for fiscal years:	2022	2021	2020
United States	$128,567	$187,442	$175,301
Europe, Canada, Mexico and Nicaragua (1)	5,758	9,429	2,587
Total	$134,325	$196,871	$177,888

(1)
No country accounts for greater than 10% of total long-lived assets, revenues or income before income taxes

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of UniFirst Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of UniFirst Corporation and subsidiaries (the “Company”) as of August 27, 2022 and August 28, 2021, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended August 27, 2022, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at August 27, 2022 and August 28, 2021, and the results of its operations and its cash flows for each of the three years in the period ended August 27, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of August 27, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated October 26, 2022 expressed an adverse opinion thereon.

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

Self-Insurance Accruals
Description of the Matter

As of August 27, 2022, the Company had recognized current and long-term insurance related liabilities of $32.4 million and $62.0 million, respectively. As discussed in Note 1 to the Company’s consolidated financial statements, the Company is self-insured for certain obligations related to health, workers’ compensation, vehicles and general liability programs and judgments and estimates are used by the Company in determining the potential value associated with reported claims and for events that have occurred but have not been reported.

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

Environmental Contingencies
Description of the Matter

As discussed in Note 11 to the Company’s consolidated financial statements, the Company is subject to various federal, state, and local laws and regulations governing the treatment and disposal of hazardous waste and other substances. As of August 27, 2022, the Company had recorded a current and long-term liability of $12.3 million and $19.9 million, respectively, representing its best estimate of losses related to these environmental matters.

Auditing management’s accounting for environmental loss contingencies was especially challenging, as significant judgment is required by the Company to evaluate whether it is probable that an environmental loss contingency has been incurred and to estimate the future costs to remediate the environmental matters. These judgments include management’s identification of sites with potential liabilities, management’s estimate of the amount and timing of remediation and other costs, allocation of costs among other potentially responsible parties, changes to enacted laws and regulation, discount rates, and evaluation of information available from regulatory agencies.

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

To test the assessment of the probability of incurrence of a loss and whether the loss was reasonably estimable, we inspected correspondence to and from regulatory agencies, obtained legal counsel confirmation letters, met with the Company’s legal counsel and other members of management to discuss environmental matters, inspected environmental studies, read the minutes of the meetings of the Company’s Board of Directors and committees of the Company’s Board of Directors, and obtained a representation letter from the Company. Additionally, we utilized our environmental specialists to perform a search for unrecorded environmental liabilities related to the Company’s sites to look for new or contrary evidence. To test the measurement of the environmental liabilities, we performed detailed testing over costs incurred, and based on these historical trends and input from management, we evaluated the reasonableness of estimated costs to be incurred. We tested the allocation of costs among potentially responsible parties by analyzing allocation settlement agreements, and tested other assumptions impacting the estimate such as inflation and discount rates by agreeing to third party sources. We also evaluated the accuracy of any changes in measurement of the liability through comparison with historical data.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002.

Boston, Massachusetts

October 26, 2022

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, solely as a result of the material weakness identified by management and described below, our disclosure controls and procedures were not effective to ensure that material information relating to the Company required to be disclosed by the Company in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures. We continue to review our disclosure controls and procedures, and our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Control over Financial Reporting

Except for the material weakness identified by management and described below, there were no changes in our internal control over financial reporting during the quarter ended August 27, 2022 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

The Audit Committee of our Board of Directors, which consists solely of independent directors, oversees our process of reporting financial information and the audit of our Consolidated Financial Statements. The Audit Committee stays informed of our financial condition and regularly reviews management’s financial policies and procedures, the independence of our independent auditors, our internal control over financial reporting and the objectivity of our financial reporting. Our independent registered public accounting firm has full access to the Audit Committee and meets with the Audit Committee periodically, both with and without management present.

We have retained Ernst & Young LLP, an independent registered public accounting firm, to audit our Consolidated Financial Statements found in this Annual Report on Form 10-K for the year ended August 27, 2022. We have made available to Ernst & Young LLP all of our financial records and related data in connection with their audit of our Consolidated Financial Statements.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has assessed the effectiveness of our internal control over financial reporting as of August 27, 2022. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control—Integrated Framework (2013 Framework). Management concluded that based on its assessment, our internal controls over financial reporting were not effective as of August 27, 2022.

Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

Our management identified a material weakness in internal control over financial reporting related to the revenue and accounts receivable process, primarily due to ineffective information technology general controls (ITGCs) in the area of user access over the CRM system that we are in the process of deploying. This issue was attributable to numerous role security defects that we experienced in the application and uncertainty that additional role security defects would not arise. Our business process controls within the revenue and accounts receivable process, both automated and manual, that are dependent on the completeness and accuracy of the information derived from the affected IT system were also deemed ineffective because they could have been adversely impacted.

Our independent registered accounting firm, Ernst & Young LLP has issued an adverse audit report on the effectiveness of our internal control over financial reporting as of August 27, 2022, which is included in Item 8 of this Annual Report on Form 10-K.

Following identification of the material weakness and prior to filing this Annual Report on Form 10-K, we completed substantive procedures for the year ended August 27, 2022 over our revenue and accounts receivable balances. Based on these procedures, management believes that our consolidated financial statements included in this Annual Report on Form 10-K have been prepared in accordance with U.S. GAAP. Our Chief Executive Officer and Chief Financial Officer have certified in certifications furnished with this Annual Report on Form 10-K that, to the best of their knowledge, the information contained in this Annual Report on Form 10-K fairly present, in all material respects, the financial condition and results of operations of the Company as of, and for, the periods presented in this Annual Report on Form 10-K. Ernst & Young LLP has issued an unqualified opinion on our financial statements, which is included in Item 8 of this Annual Report on Form 10-K.

Remediation

Management is currently working with the application provider to implement near-term and longer-term security enhancements to the CRM system that will provide improved control over user access. We believe that these actions as well as other enhancements to our business process controls, both automated and manual, will enable us to remediate the material weakness. The material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We currently believe that the remediation of the material weakness will be completed by the end of our fiscal 2023.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of UniFirst Corporation

Opinion on Internal Control over Financial Reporting

We have audited UniFirst Corporation and subsidiaries’ internal control over financial reporting as of August 27, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, UniFirst Corporation (and subsidiaries) (the Company) has not maintained effective internal control over financial reporting as of August 27, 2022, based on the COSO criteria.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified a material weakness in controls related to the Company’s revenue and accounts receivable process. The material weakness is the result of the aggregate effect of: (i) ineffective information technology (IT) controls over user access and security related to a new billing system that supports the revenue and accounts receivable process for a material volume of transactions and locations and (ii) design and operating deficiencies for certain transaction level controls within the revenue and accounts receivable process. As a result of the ineffective IT controls, process level automated controls and manual controls that are dependent on the completeness and accuracy of information derived from the affected IT system were concluded to be ineffective because they could have been adversely impacted.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of UniFirst Corporation as of August 27, 2022 and August 28, 2021, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended August 27, 2022, and the related notes and the financial statement schedule listed in the Index at Item 15(a) of the Company. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the fiscal 2022 consolidated financial statements, and this report does not affect our report dated October 25, 2022, which expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Boston, Massachusetts

October 26, 2022

ITEM 9B. OTHER INFORMATION

On October 24, 2022, our Board of Directors, upon the recommendation of our Nominating and Corporate Governance Committee, appointed Sergio A. Pupkin to our Board of Directors to serve as a Class III Director.

Mr. Pupkin has served since 2021 as Senior Vice President and Chief Growth and Strategy Officer at Sealed Air Corporation (NYSE: SEE), a leading global provider of packaging solutions integrating high-performance materials, automation, equipment and services. In that role, Mr. Pupkin is responsible for global strategy, mergers and acquisitions, strategic marketing, digital business development, research and development and sustainability.

Mr. Pupkin was previously named Vice President and Chief Growth & Strategy Officer and appointed an executive officer of Sealed Air Corporation in 2020. Prior to that, Mr. Pupkin served as Vice President and Chief Strategy Officer of Sealed Air Corporation from 2019 to 2020 and served as Vice President, Corporate Strategy, Mergers and Acquisitions from 2016 to 2019. From 2011 to 2016, Mr. Pupkin held leadership positions in Sealed Air Corporation’s former Diversey Care segment.

Mr. Pupkin has been appointed to serve on our Nominating and Corporate Governance Committee and our ESG Committee. Our Board of Directors has determined that Mr. Pupkin is independent under the rules of the New York Stock Exchange and the Securities and Exchange Commission.

In connection with his service on our Board of Directors, Mr. Pupkin will receive the compensation payable under our compensation program for our independent directors. Mr. Pupkin is not a party to any arrangement or understanding with any person pursuant to which he was appointed as a member of our Board of Directors nor is he a party to any transaction required to be disclosed under Item 404(a) of Regulation S-K.

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

Information regarding our directors and executive officers required by this Item 10 will be included in our definitive Proxy Statement to be filed with the SEC for our 2023 Annual Meeting of Shareholders and is incorporated by reference into this Item 10. Certain information required by this Item 10 is set forth in Item 1 of this Annual Report on Form 10-K under the heading “Executive Officers”.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this Item 11 will be included in our definitive Proxy Statement to be filed with the SEC for our 2023 Annual Meeting of Shareholders and is incorporated by reference into this Item 11.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item 12 will be included in our definitive Proxy Statement to be filed with the SEC for our 2023 Annual Meeting of Shareholders and is incorporated by reference into this Item 12.

Information concerning our equity compensation plans contained in the table entitled “Equity Compensation Plan Information” set forth in Item 5 of this Annual Report on Form 10-K is incorporated by reference into this Item 12.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item 13 will be included in our definitive Proxy Statement to be filed with the SEC for our 2023 Annual Meeting of Shareholders and is incorporated by reference into this Item 13.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item 14 will be included in our definitive Proxy Statement to be filed with the SEC for our 2023 Annual Meeting of Shareholders and is incorporated by reference into this Item 14. Our independent public accounting firm is Ernst & Young LLP, New York, NY, PCAOB Auditor ID [PCAOB ID: 42].

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The financial statements listed below are filed as part of this report:

(1) and (2) FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES.

The items listed below are included under Item 8 of this Annual Report on Form 10-K:

Consolidated statements of income for each of the three years in the period ended August 27, 2022

Consolidated statements of comprehensive income for each of the three years in the period ended August 27, 2022

Consolidated balance sheets as of August 27, 2022 and August 28, 2021

Consolidated statements of shareholders’ equity for each of the three years in the period ended August 27, 2022

Consolidated statements of cash flows for each of the three years in the period ended August 27, 2022

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

The items listed below are included under Item 9A of this Annual Report on Form 10-K:

Management’s Report on Internal Control Over Financial Reporting

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The following additional schedule is filed herewith:

Schedule II—Valuation and qualifying accounts and reserves for each of the three years in the period ended August 27, 2022

UNIFIRST CORPORATION AND SUBSIDIARIES

SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED

AUGUST 27, 2022 (IN THOUSANDS)

Description	Balance, Beginning of Period	Charged to Costs and Expenses	Charges for Which Reserves Were Created or Deductions	Balance, End of Period
Reserves for Accounts Receivable
For the year ended August 27, 2022	$11,122	$9,326	$(4,843)	$15,605
For the year ended August 28, 2021	$12,125	$1,572	$(2,575)	$11,122
For the year ended August 29, 2020	$9,935	$6,027	$(3,837)	$12,125

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

*10.20	UniFirst Corporation Deferred Compensation Plan (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on January 14, 2022).

*10.21

Form of Stock Appreciation Right Award for eligible participants under the UniFirst Corporation Executive Employment Plan pursuant to the UniFirst Corporation Amended and Restated 2010 Stock Option and Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on January 6, 2022)

*10.22

Form of Restricted Stock Unit Award for eligible participants under the UniFirst Corporation Executive Employment Plan pursuant to the UniFirst Corporation Amended and Restated 2010 Stock Option and Incentive Plan (incorporated by reference to Exhibit 99.2 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on January 6, 2022)

*10.23	Form of Stock Appreciation Right Award for employees (incorporated by reference to Exhibit 99.3 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on January 6, 2022)

*10.24	Form of Restricted Stock Unit Award for employees (incorporated by reference to Exhibit 99.4 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on January 6, 2022)

*10.25	Form of Stock Appreciation Right Award for Directors (incorporated by reference to Exhibit 99.5 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on January 6, 2022)

21	List of Subsidiaries (filed herewith)

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm (filed herewith)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Steven S. Sintros (filed herewith)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Shane O’Connor (filed herewith)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (furnished herewith)

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document. (filed herewith)

101.SCH	Inline XBRL Taxonomy Extension Schema Document (filed herewith)

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed herewith)

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)

104	Cover Page Interactive Data File (formatted as Inline XBRL with the applicable taxonomy extension information contained in Exhibits 101.*)) (filed herewith)

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

October 26, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Steven S. Sintros	President and Chief Executive Officer (Principal Executive Officer)	October 26, 2022
Steven S. Sintros

/s/ Shane O’Connor	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	October 26, 2022
Shane O’Connor

/s/ Cynthia Croatti	Director	October 26, 2022
Cynthia Croatti

/s/ Phillip L. Cohen	Director	October 26, 2022
Phillip L. Cohen

/s/ Kathleen Camilli	Director	October 26, 2022
Kathleen Camilli

/s/ Michael Iandoli	Director	October 26, 2022
Michael Iandoli

/s/ Joseph Nowicki	Director	October 26, 2022
Joseph Nowicki

/s/ Thomas Postek	Director	October 26, 2022
Thomas S. Postek

/s/ Raymond Zemlin	Chairman of the Board of Directors	October 26, 2022
Raymond C. Zemlin