Form 10-Q
period 2022-11-26
UNIFIRST CORP
filed 2023-01-05
CIK 717954

u

United States

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 26, 2022

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

The number of outstanding shares of UniFirst Corporation Common Stock and Class B Common Stock at January 3, 2023 were 15,098,315 and 3,590,295, respectively.

UniFirst Corporation

Quarterly Report on Form 10-Q

For the Quarter ended November 26, 2022

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Statements of Income

UniFirst Corporation and Subsidiaries

(Unaudited)

	Thirteen weeks ended
(In thousands, except per share data)	November 26, 2022	November 27, 2021
Revenues	$541,798	$486,164
Operating expenses:
Cost of revenues (1)	353,972	310,130
Selling and administrative expenses (1)	117,363	104,388
Depreciation and amortization	27,045	26,856
Total operating expenses	498,380	441,374

Operating income	43,418	44,790
Other (income) expense:
Interest income, net	(2,769)	(648)
Other expense, net	791	736
Total other (income) expense, net	(1,978)	88

Income before income taxes	45,396	44,702
Provision for income taxes	11,439	10,997
Net income	$33,957	$33,705
Income per share – Basic:
Common Stock	$1.89	$1.86
Class B Common Stock	$1.51	$1.49
Income per share – Diluted:
Common Stock	$1.81	$1.77
Income allocated to – Basic:
Common Stock	$28,525	$28,291
Class B Common Stock	$5,432	$5,414
Income allocated to – Diluted:
Common Stock	$33,957	$33,705
Weighted average shares outstanding – Basic:
Common Stock	15,082	15,229
Class B Common Stock	3,590	3,643
Weighted average shares outstanding – Diluted:
Common Stock	18,754	19,026

(1) Exclusive of depreciation on the Company’s property, plant and equipment and amortization on its intangible assets.

The accompanying notes are an integral part of these

Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income

UniFirst Corporation and Subsidiaries

(Unaudited)

	Thirteen weeks ended
(In thousands)	November 26, 2022	November 27, 2021
Net income	$33,957	$33,705
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,778)	(2,799)
Change in fair value of derivatives, net of income taxes	72	85
Derivative financial instruments reclassified to earnings	(20)	(38)
Other comprehensive income (loss)	(1,726)	(2,752)
Comprehensive income	$32,231	$30,953

The accompanying notes are an integral part of these

Consolidated Financial Statements.

Consolidated Balance Sheets

UniFirst Corporation and Subsidiaries

(Unaudited)

(In thousands, except share and par value data)	November 26, 2022	August 27, 2022
Assets
Current assets:
Cash and cash equivalents	$244,174	$376,399
Short-term investments	107,000	—
Receivables, less reserves of $18,613 and $15,605	272,836	249,198
Inventories	143,430	151,459
Rental merchandise in service	232,277	219,392
Prepaid taxes	16,591	25,523
Prepaid expenses and other current assets	51,305	41,921
Total current assets	1,067,613	1,063,892

Property, plant and equipment, net	681,099	665,119
Goodwill	461,061	457,259
Customer contracts, net	48,368	49,053
Other intangible assets, net	36,482	35,920
Deferred income taxes	514	498
Operating lease right-of-use assets, net	47,347	50,050
Other assets	108,270	106,181
Total assets	$2,450,754	$2,427,972

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$85,239	$82,131
Accrued liabilities	143,659	146,808
Accrued taxes	—	1,204
Operating lease liabilities, current	13,873	13,602
Total current liabilities	242,771	243,745

Accrued liabilities	123,518	123,979
Accrued and deferred income taxes	107,395	106,307
Operating lease liabilities	35,104	38,070
Total liabilities	508,788	512,101
Commitments and contingencies (Note 12)
Shareholders’ equity:
Preferred Stock, $1.00 par value; 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $0.10 par value; 30,000,000 shares authorized; 15,095,068 and 15,075,425 shares issued and outstanding as of November 26, 2022 and August 27, 2022, respectively	1,509	1,508
Class B Common Stock, $0.10 par value; 20,000,000 shares authorized; 3,590,295 and 3,590,295 shares issued and outstanding as of November 26, 2022 and August 27, 2022, respectively	359	359
Capital surplus	92,564	93,131
Retained earnings	1,873,550	1,845,163
Accumulated other comprehensive loss	(26,016)	(24,290)

Total shareholders’ equity	1,941,966	1,915,871

Total liabilities and shareholders’ equity	$2,450,754	$2,427,972

The accompanying notes are an integral part of these

Consolidated Financial Statements

Consolidated Statements of Shareholders’ Equity

UniFirst Corporation and Subsidiaries

(Unaudited)

(In thousands)	Common Shares	Class B Common Shares	Common Stock	Class B Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance, August 28, 2021	15,236	3,643	$1,524	$364	$89,257	$1,806,643	$(24,836)	$1,872,952
Net income	—	—	—	—	—	33,705	—	33,705
Change in fair value of derivatives	—	—	—	—	—	—	47	47
Foreign currency translation	—	—	—	—	—	—	(2,799)	(2,799)
Dividends declared Common Stock ($0.25 per share)	—	—	—	—	—	(4,566)	—	(4,566)
Dividends declared Class B Common Stock ($0.20 per share)	—	—	—	—	—	(874)	—	(874)
Repurchase of Common Stock	(23)	—	(2)	—	(124)	(4,645)	—	(4,771)
Share-based compensation, net (1)	—	—	—	—	1,207	—	—	1,207
Share-based awards exercised, net (2)	7	—	—	—	—	—	—	—
Balance, November 27, 2021	15,220	3,643	$1,522	$364	$90,340	$1,830,263	$(27,588)	$1,894,901

(In thousands)	Common Shares	Class B Common Shares	Common Stock	Class B Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance, August 27, 2022	15,075	3,590	$1,508	$359	$93,131	$1,845,163	$(24,290)	$1,915,871
Net income	—	—	—	—	—	33,957	—	33,957
Change in fair value of derivatives	—	—	—	—	—	—	52	52
Foreign currency translation	—	—	—	—	—	—	(1,778)	(1,778)
Dividends declared Common Stock ($0.31 per share)	—	—	—	—	—	(4,680)	—	(4,680)
Dividends declared Class B Common Stock ($0.248 per share)	—	—	—	—	—	(890)	—	(890)
Share-based compensation, net (1)	—	—	—	—	(567)	—	—	(567)
Share-based awards exercised, net (2)	20	—	1	—	—	—	—	1
Balance, November 26, 2022	15,095	3,590	$1,509	$359	$92,564	$1,873,550	$(26,016)	$1,941,966

(1) These amounts are shown net of any shares withheld by the Company to satisfy certain tax withholding obligations in connection with the vesting of certain restricted stock units.

(2) These amounts are shown net of the effect of income taxes.

The accompanying notes are an integral part of these

Consolidated Financial Statements.

Consolidated Statements of Cash Flows

UniFirst Corporation and Subsidiaries

(Unaudited)

Thirteen weeks ended (In thousands)	November 26, 2022	November 27, 2021
Cash flows from operating activities:
Net income	$33,957	$33,705
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	27,045	26,856
Share-based compensation	1,461	1,905
Accretion on environmental contingencies	259	149
Accretion on asset retirement obligations	227	246
Deferred income taxes	765	40
Other	(42)	35
Changes in assets and liabilities, net of acquisitions:
Receivables, less reserves	(23,675)	(25,583)
Inventories	8,154	(14,625)
Rental merchandise in service	(12,961)	(8,567)
Prepaid expenses and other current assets and Other assets	(9,076)	(4,230)
Accounts payable	399	(3,556)
Accrued liabilities	(6,655)	(8,391)
Prepaid and accrued income taxes	7,840	9,838
Net cash provided by operating activities	27,698	7,822

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(6,556)	(493)
Capital expenditures, including capitalization of software costs	(39,044)	(31,051)
Purchases of investments	(107,000)	—
Proceeds from sale of assets	240	27
Net cash used in investing activities	(152,360)	(31,517)

Cash flows from financing activities:
Proceeds from exercise of share-based awards	2	—
Taxes withheld and paid related to net share settlement of equity awards	(2,028)	(698)
Repurchase of Common Stock	—	(4,623)
Payment of cash dividends	(5,570)	(4,537)
Net cash used in financing activities	(7,596)	(9,858)

Effect of exchange rate changes	33	(1,254)

Net decrease in cash and cash equivalents	(132,225)	(34,807)
Cash and cash equivalents at beginning of period	376,399	512,868
Cash and cash equivalents at end of period	$244,174	$478,061

Supplemental disclosure of cash flow information:
Non-cash capital expenditures	$11,547	$6,904

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

It is suggested that these Consolidated Financial Statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 27, 2022. There have been no material changes in the accounting policies followed by the Company during the current fiscal year other than the adoption of recent accounting pronouncements discussed in Note 2. Results for an interim period are not indicative of any future interim periods or for an entire fiscal year.

2. Recent Accounting Pronouncements

In October 2021, the Financial Accounting Standards Board (“FASB”) issued updated guidance to improve the accounting for acquired revenue contracts with customers in a business combination. This guidance will be effective for annual reporting periods, and any interim periods within those annual periods, that begin after December 15, 2023 and will be required to be applied on a prospective basis with early adoption permitted. Accordingly, the standard will be effective for the Company on September 1, 2024. The Company is currently evaluating the impact that this guidance will have on its financial statements and related disclosures.

In November 2021, the FASB issued updated guidance to increase the transparency of government assistance, including the disclosure of the types of assistance, an entity’s accounting for the assistance and the effect of the assistance on an entity’s financial statements. This guidance is effective for annual reporting periods that begin after December 15, 2021 and is required to be applied on a prospective basis with early adoption permitted. Accordingly, the standard became effective for the Company on August 28, 2022. The Company's adoption of this standard has not had, and the Company does not expect this standard to have, a material impact on its financial statements.

In December 2022, the FASB issued updated guidance to align with the deferral of the cessation date for LIBOR by the United Kingdom's Financial Conduct Authority (“FCA”). The FASB is changing the sunset date for use of LIBOR by all entities from December 31, 2022 to December 31, 2024 to allow for time for modifications to occur after the FCA's cessation date of June 30, 2023 for using LIBOR for overnight through twelve-month tenors. The Company's 2021 Credit Agreement (defined below) includes a provision for the phasing out of LIBOR as described in this report in Note 14, “Long-Term Debt,” and the Company plans to transition out of using LIBOR during fiscal 2023. The Company does not expect this standard to have a material impact on its financial statements.

3. Revenue Recognition

The following table presents the Company’s revenues for the thirteen weeks ended November 26, 2022 and November 27, 2021, respectively, disaggregated by service type:

	Thirteen Weeks Ended
	November 26, 2022		November 27, 2021
(In thousands, except percentages)	Revenues	% of Revenues	Revenues	% of Revenues
Core Laundry Operations	$477,398	88.1%	$428,846	88.2%
Specialty Garments	44,079	8.1%	39,484	8.1%
First Aid	20,321	3.8%	17,834	3.7%
Total Revenues	$541,798	100.0%	$486,164	100.0%

See Note 16 “Segment Reporting” for additional details of segment definitions.

Revenue Recognition Policy

During the thirteen weeks ended November 26, 2022 and November 27, 2021, approximately 88.2% and 91.2%, respectively, of the Company’s revenues were derived from fees for route servicing of Core Laundry Operations, Specialty Garments, and First Aid segments performed by the Company’s employees at the customer’s location of business. Revenues from the Company’s route servicing customer contracts represent a single performance obligation. The Company recognizes these revenues over time as services are performed based on the nature of services provided and contractual rates (input method). Certain of the Company’s customer contracts, primarily within the Company’s Core Laundry Operations, include pricing terms and conditions that include components of

UniFirst Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

variable consideration. The variable consideration is typically in the form of consideration due to customer-based performance metrics specified within the contract. Specifically, some contracts contain discounts or rebates that the customer can earn through the achievement of specified volume levels. Each component of variable consideration is earned based on the Company’s actual performance during the measurement period specified within the contract. To determine the transaction price, the Company estimates the variable consideration using the most likely amount method, based on the specific contract provisions and known performance results during the relevant measurement period. When determining if variable consideration should be constrained, the Company considers whether factors outside its control could result in a significant reversal of revenue. In making these assessments, the Company considers the likelihood and magnitude of a potential reversal. The Company’s performance period generally corresponds with the monthly invoice period. No significant constraints on the Company’s revenue recognition were applied during the thirteen weeks ended November 26, 2022 and November 27, 2021. The Company reassesses these estimates during each reporting period. The Company maintains a liability for these discounts and rebates within accrued liabilities on the consolidated balance sheets. Variable consideration also includes consideration paid to a customer at the beginning of a contract. The Company capitalizes this consideration and amortizes it over the life of the contract as a reduction to revenue in accordance with the updated accounting guidance for revenue recognition. These assets are included in other assets on the consolidated balance sheets.

Costs to Obtain a Contract

The Company defers commission expenses paid to its employee-partners when the commissions are deemed to be incremental for obtaining the route servicing customer contract. The deferred commissions are amortized on a straight-line basis over the expected period of benefit. The Company reviews the deferred commission balances for impairment on an ongoing basis. Deferred commissions are classified as current or non-current based on the timing of when the Company expects to recognize the expense. The current portion is included in prepaid expenses and other current assets and the non-current portion is included in other assets on the Company’s consolidated balance sheets. As of November 26, 2022, the current and non-current assets related to deferred commissions totaled $15.6 million and $67.2 million, respectively. As of August 27, 2022, the current and non-current assets related to deferred commissions totaled $15.2 million and $65.1 million, respectively. During the thirteen weeks ended November 26, 2022 and November 27, 2021, the Company recorded $4.0 million and $3.8 million, respectively, of amortization expense related to deferred commissions. This expense is classified in selling and administrative expenses on the consolidated statements of income.

4. Acquisitions

During the thirteen weeks ended November 26, 2022, the Company completed two business acquisitions with an aggregate purchase price of approximately $6.6 million, which was primarily assigned to goodwill and intangible assets. The initial allocations of the purchase prices are incomplete with respect to certain assets acquired. The amount assigned to intangible assets acquired was based on their respective fair values determined as of the acquisition date. The excess of the purchase price over the tangible and intangible assets was recorded as goodwill. The goodwill recorded was primarily allocated to the U.S. and Canadian Rental and Cleaning segment and is deductible for tax purposes. The results of operations of these acquisitions have been included in the Company’s consolidated financial results since their respective acquisition dates. These acquisitions were not significant in relation to the Company’s consolidated financial results and, therefore, pro-forma financial information has not been presented.

5. Fair Value Measurements

The assets measured at fair value on a recurring basis are summarized in the tables below (in thousands):

	As of November 26, 2022
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents	$121,418	$—	$—	$121,418
Short-term investments	—	107,000	—	107,000
Pension plan assets	—	3,286	—	3,286
Non-qualified deferred compensation plan assets	—	1,285	—	1,285
Foreign currency forward contracts	—	152	—	152
Total assets at fair value	$121,418	$111,723	$—	$233,141

UniFirst Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

	As of August 27, 2022
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents	$197,121	$—	$—	$197,121
Pension plan assets	—	3,291	—	3,291
Non-qualified deferred compensation plan assets	—	1,263	—	1,263
Foreign currency forward contracts	—	83	—	83
Total assets at fair value	$197,121	$4,637	$—	$201,758

The Company’s cash equivalents listed above represent money market securities and are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The Company does not adjust the quoted market price for such financial instruments.

The Company's short-term investments listed above represent certificates of deposit, which maturities range up to six months at purchase. Such securities are classified as held-to-maturity and are carried at amortized cost, which approximates market value. As such, the Company's short-term investments are included within Level 2 of the fair value hierarchy.

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

The Company’s foreign currency forward contracts represent contracts the Company has entered into to exchange Canadian dollars for U.S. dollars at fixed exchange rates in order to manage its exposure related to the certain forecasted Canadian dollar denominated sales of one of its subsidiaries. These contracts are included in prepaid expenses and other current assets and other long-term assets as of November 26, 2022 and August 27, 2022. The fair value of the forward contracts is based on similar exchange traded derivatives and are, therefore, included within Level 2 of the fair value hierarchy.

6. Derivative Instruments and Hedging Activities

As of November 26, 2022, the Company had forward contracts with a notional value of approximately 6.8 million CAD outstanding and recorded the fair value of the contracts, in the amount of $0.2 million, in prepaid expenses and other current assets and other long-term assets with a corresponding $0.1 million gain in accumulated other comprehensive loss, which was recorded net of tax. During the thirteen weeks ended November 26, 2022, the Company reclassified a nominal amount from accumulated other comprehensive loss to revenue related to the derivative financial instruments. The gain on these forward contracts that resulted in a decrease to accumulated other comprehensive loss as of November 26, 2022 is expected to be reclassified to revenues prior to their maturity on August 29, 2026.

7. Employee Benefit Plans

Defined Contribution Retirement Savings Plan

The Company has a defined contribution retirement savings plan with a 401(k) feature for all eligible U.S. and Canadian employees not under collective bargaining agreements. The Company matches a portion of the employee’s contribution and may make an additional contribution at its discretion. Contributions charged to expense under the plan for the thirteen weeks ended November 26, 2022 and November 27, 2021 were $5.8 million and $5.5 million, respectively.

Pension Plans and Supplemental Executive Retirement Plans

The Company maintains an unfunded Supplemental Executive Retirement Plan for certain eligible employees of the Company and one frozen non-contributory defined benefit pension plan. The amounts charged to expense related to these plans for the thirteen weeks ended November 26, 2022 and November 27, 2021 were $0.4 million and $0.6 million, respectively.

Nonqualified Deferred Compensation Plan

The Company adopted the UniFirst Corporation Deferred Compensation Plan (the “NQDC Plan”) effective on February 1, 2022. The NQDC Plan is an unfunded, nonqualified deferred compensation plan that allows eligible participants to voluntarily defer receipt of their salary and annual cash bonuses up to approved limits. In its discretion, the Company may credit one or more additional contributions to participant accounts. NQDC Plan participants who are not accruing benefits under the Supplemental Executive

UniFirst Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Retirement Plan are eligible to have discretionary annual employer contributions credited to their NQDC Plan accounts. All participants are also eligible to have employer supplemental contributions and employer discretionary contributions credited to their NQDC Plan accounts. The amounts of such contributions may differ from year to year and from participant to participant. The amount for employee or employer contributions charged to expense related to the NQDC Plan for the thirteen weeks ended November 26, 2022 was $0.1 million. The Company, at its discretion, may also elect to transfer funds to a trust account with the intention to fund the future liability. Total NQDC Plan assets were $1.3 million as of November 26, 2022 and are included within other long-term assets on the balance sheet.

8. Income Per Share

The Company calculates income per share by allocating income to its unvested participating securities as part of its income per share calculations. The following table sets forth the computation of basic income per share using the two-class method for amounts attributable to the Company’s shares of Common Stock and Class B Common Stock (in thousands, except per share data):

	Thirteen Weeks Ended
	November 26, 2022	November 27, 2021
Net income available to shareholders	$33,957	$33,705
Allocation of net income for Basic:
Common Stock	$28,525	$28,291
Class B Common Stock	5,432	5,414
	$33,957	$33,705
Weighted average number of shares for Basic:
Common Stock	15,082	15,229
Class B Common Stock	3,590	3,643
	18,672	18,872
Income per share for Basic:
Common Stock	$1.89	$1.86
Class B Common Stock	$1.51	$1.49

The Company is required to calculate diluted income per share for Common Stock using the more dilutive of the following two methods:

•
The treasury stock method; or
•
The two-class method assuming a participating security is not exercised or converted.

For the thirteen weeks ended November 26, 2022 and November 27, 2021, the Company’s diluted income per share assumes the conversion of all vested Class B Common Stock into Common Stock and uses the two-class method for its unvested participating shares. The following tables set forth the computation of diluted income per share of Common Stock for the thirteen weeks ended November 26, 2022 and November 27, 2021 (in thousands, except per share data):

	Thirteen weeks ended November 26, 2022
	Earnings to Common Shareholders	Common Shares	Income Per Share
As reported - Basic	$28,525	15,082	$1.89
Add: effect of dilutive potential common shares
Share-Based Awards	—	82
Class B Common Stock	5,432	3,590
As reported – Diluted	$33,957	18,754	$1.81

	Thirteen weeks ended November 27, 2021
	Earnings to Common Shareholders	Common Shares	Income Per Share
As reported - Basic	$28,291	15,229	$1.86
Add: effect of dilutive potential common shares
Share-Based Awards	—	154
Class B Common Stock	5,414	3,643
As reported – Diluted	$33,705	19,026	$1.77

UniFirst Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Share-based awards that would result in the issuance of 49,246 of Common Stock were excluded from the calculation of diluted income per share for the thirteen weeks ended November 26, 2022 because they were anti-dilutive. Share-based awards that would result in the issuance of 11,119 shares of Common Stock were excluded from the calculation of diluted income per share for the thirteen weeks ended November 27, 2021 because they were anti-dilutive.

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

The components of inventory as of November 26, 2022 and August 27, 2022 were as follows (in thousands):

	November 26, 2022	August 27, 2022
Raw materials	$20,111	$25,932
Work in process	4,142	2,876
Finished goods	119,177	122,651
Total inventories	$143,430	$151,459

10. Goodwill and Other Intangible Assets

When the Company acquires a business, the amount assigned to the tangible assets and liabilities and intangible assets acquired is based on their respective fair values determined as of the acquisition date. The excess of the purchase price over the tangible assets and liabilities and intangible assets is recorded as goodwill.

The changes in the carrying amount of goodwill are as follows (in thousands):

Balance as of August 27, 2022	$457,259
Goodwill recorded during the period	3,890
Other	(88)
Balance as of November 26, 2022	$461,061

Intangible assets, net in the Company’s consolidated balance sheets are as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
November 26, 2022
Customer contracts	$249,448	$201,080	$48,368
Software	77,230	42,658	34,572
Other intangible assets	37,480	35,570	1,910
	$364,158	$279,308	$84,850
August 27, 2022
Customer contracts	$247,721	$198,668	$49,053
Software	75,528	41,637	33,891
Other intangible assets	37,520	35,491	2,029
	$360,769	$275,796	$84,973

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

A reconciliation of the Company’s asset retirement liability for the thirteen weeks ended November 26, 2022 was as follows (in thousands):

November 26, 2022
Beginning balance as of August 27, 2022	$15,274
Accretion expense	227
Effect of exchange rate changes	140
Balance as of November 26, 2022	$15,641

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

The following table presents the operating lease cost and information related to the operating lease right-of-use assets, net and operating lease liabilities for the thirteen weeks ended November 26, 2022:

(In thousands, except lease term and discount rate)
Lease cost
Operating lease costs including short-term lease expense and variable lease costs, which were immaterial in the period	$5,686

Operating cash flow impacts
Cash paid for amounts included in the measurement of operating lease liabilities	$3,189
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	$322
Weighted-average remaining lease term - operating leases	4.22
Weighted-average discount rate - operating leases	2.03%

UniFirst Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The contractual future minimum lease payments of the Company's operating lease liabilities by fiscal year are as follows as of November 26, 2022:

(In thousands)
2022 (remaining three months)	$11,041
2023	12,209
2024	9,189
2025	7,352
2026	5,303
Thereafter	5,286
Total payments	50,380
Less interest	(1,403)
Total present value of lease payments	$48,977

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

There is usually a range of reasonable estimates of the costs associated with each site. In accordance with U.S. GAAP, the Company’s accruals reflect the amount within the range that it believes is the best estimate or the low end of a range of estimates if no point within the range is a better estimate. Where it believes that both the amount of a particular liability and the timing of the payments are reliably determinable, the Company adjusts the cost in current dollars using a rate of 3% for inflation until the time of expected payment and discounts the cost to present value using current risk-free interest rates. As of November 26, 2022, the risk-free interest rates utilized by the Company ranged from 3.68% to 4.20%.

For environmental liabilities that have been discounted, the Company includes interest accretion, based on the effective interest method, in selling and administrative expenses on the Company’s consolidated statements of income. The changes to the Company’s environmental liabilities for the thirteen weeks ended November 26, 2022 were as follows (in thousands):

November 26, 2022
Balance as of August 27, 2022	$32,191
Revisions in estimates	(4)
Costs incurred for which reserves have been provided	(379)
Insurance proceeds	35
Interest accretion	259
Changes in discount rates	(1,251)
Balance as of November 26, 2022	$30,851

Anticipated payments and insurance proceeds of currently identified environmental remediation liabilities as of November 26, 2022, for the next five fiscal years and thereafter, as measured in current dollars, are reflected below.

(In thousands)	2023	2024	2025	2026	2027	Thereafter	Total
Estimated costs – current dollars	$11,750	$3,051	$1,741	$1,437	$1,250	$14,947	$34,176
Estimated insurance proceeds	(137)	(159)	(173)	(159)	(173)	(230)	(1,031)
Net anticipated costs	$11,613	$2,892	$1,568	$1,278	$1,077	$14,717	$33,145
Effect of inflation							9,647
Effect of discounting							(11,941)
Balance as of November 26, 2022							$30,851

Estimated insurance proceeds are primarily received from an annuity received as part of a legal settlement with an insurance company. Annual proceeds of approximately $0.3 million are deposited into an escrow account which funds remediation and monitoring costs for two sites related to former operations in Williamstown, Vermont. Annual proceeds received but not expended in the current year accumulate in this account and may be used in future years for costs related to this site through the year 2027. As of November 26, 2022, the balance in this escrow account, which is held in a trust and is not recorded in the Company’s consolidated balance sheet, was approximately $4.8 million. Also included in estimated insurance proceeds are amounts the Company is entitled to receive pursuant to legal settlements as reimbursements from three insurance companies for estimated costs at the site in Uvalde, Texas.

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

In addition, in the fourth quarter of fiscal 2022, the Mexican federal tax authority issued a tax assessment on the Company’s subsidiary in Mexico for fiscal 2016 import taxes, value added taxes and custom processing fees of $17.0 million, plus surcharges, fines and penalties of $67.7 million for a total assessment of $84.7 million. The Company disagrees with such tax assessment and has filed an administrative appeal before the legal division of the Mexican federal tax authority challenging the validity of the tax assessment. While the Company is unable to ascertain the ultimate outcome of this matter, based on the information currently available, the Company believes that a loss with respect to this matter is neither probable nor remote. Given the uncertainty associated with the ultimate resolution of this matter, the Company is unable to reasonably assess an estimate or range of estimates of any potential losses.

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

Effective tax rate

The Company’s effective tax rate for the thirteen weeks ended November 26, 2022 was 25.2% as compared to 24.6% for the corresponding period in the prior year. The increase in the effective tax rate for the thirteen weeks ended November 26, 2022 as compared to the corresponding period in the prior year was due primarily to higher excess tax benefits on stock appreciation rights during the thirteen weeks ended November 27, 2021.

Uncertain tax positions

The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense, which is consistent with the recognition of these items in prior reporting periods. During the thirteen weeks ended November 26, 2022, there was a net increase in unrecognized tax position of $0.1 million related to existing reserves.

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

14. Long-Term Debt

UniFirst Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

On March 26, 2021, the Company entered into an amended and restated $175.0 million unsecured revolving credit agreement (the “2021 Credit Agreement”) with a syndicate of banks, which matures on March 26, 2026. The 2021 Credit Agreement amended and restated the Company’s prior credit agreement, which was scheduled to mature on April 11, 2021. Under the 2021 Credit Agreement, the Company is able to borrow funds at variable interest rates based on, at the Company’s election, the Eurodollar rate or a base rate, plus in each case a spread based on the Company’s consolidated funded debt ratio. Availability of credit requires compliance with certain financial and other covenants, including a maximum consolidated funded debt ratio and minimum consolidated interest coverage ratio as defined in the 2021 Credit Agreement. The Company tests its compliance with these financial covenants on a fiscal quarterly basis. As of November 26, 2022, the interest rates applicable to the Company’s borrowings under the 2021 Credit Agreement would be calculated as LIBOR plus 1.00% at the time of the respective borrowing. The 2021 Credit Agreement includes provisions for the phasing out of LIBOR to the Secured Overnight Financing Rate (“SOFR”). As of November 26, 2022, the Company had no outstanding borrowings and had outstanding letters of credit amounting to $60.8 million, leaving $114.2 million available for borrowing under the 2021 Credit Agreement.

As of November 26, 2022, the Company was in compliance with all covenants under the 2021 Credit Agreement.

15. Accumulated Other Comprehensive Loss

The changes in each component of accumulated other comprehensive loss, net of tax, for the thirteen weeks ended November 26, 2022 and November 27, 2021 were as follows (in thousands):

	Thirteen weeks ended November 26, 2022
	Foreign Currency Translation	Pension- related (1)	Derivative Financial Instruments (1)	Total Accumulated Other Comprehensive Loss
Balance as of August 27, 2022	$(24,803)	$452	$61	$(24,290)
Other comprehensive (loss) income before reclassification	(1,778)	—	72	(1,706)
Amounts reclassified from accumulated other comprehensive loss	—	—	(20)	(20)
Net current period other comprehensive (loss) income	(1,778)	—	52	(1,726)
Balance as of November 26, 2022	$(26,581)	$452	$113	$(26,016)

	Thirteen weeks ended November 27, 2021
	Foreign Currency Translation	Pension- related (1)	Derivative Financial Instruments (1)	Total Accumulated Other Comprehensive Loss
Balance as of August 28, 2021	$(17,801)	$(7,066)	$31	$(24,836)
Other comprehensive (loss) income before reclassification	(2,799)	—	85	(2,714)
Amounts reclassified from accumulated other comprehensive loss	—	—	(38)	(38)
Net current period other comprehensive (loss) income	(2,799)	—	47	(2,752)
Balance as of November 27, 2021	$(20,600)	$(7,066)	$78	$(27,588)

(1)
Amounts are shown net of tax

UniFirst Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Amounts reclassified from accumulated other comprehensive loss, net of tax, for the thirteen weeks ended November 26, 2022 and November 27, 2021 were as follows (in thousands):

	Thirteen weeks ended
	November 26, 2022	November 27, 2021
Derivative financial instruments, net:
Forward contracts (a)	$(20)	$(38)
Total, net of tax	(20)	(38)

Total amounts reclassified, net of tax	$(20)	$(38)

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

The Company refers to the U.S. and Canadian Rental and Cleaning, MFG, and Corporate reporting segments combined as its “Core Laundry Operations,” which is included as a subtotal in the following table (in thousands):

Thirteen weeks ended	U.S. and Canadian Rental and Cleaning	MFG	Net Interco MFG Elim	Corporate	Subtotal Core Laundry Operations	Specialty Garments	First Aid	Total
November 26, 2022
Revenues	$462,824	$77,511	$(77,511)	$14,574	$477,398	$44,079	$20,321	$541,798
Operating income (loss)	$82,645	$23,302	$(6,783)	$(65,333)	$33,831	$10,183	$(596)	$43,418
Interest income, net	$(1,020)	$—	$—	$(1,749)	$(2,769)	$—	$—	$(2,769)
Income (loss) before taxes	$83,576	$23,204	$(6,783)	$(64,192)	$35,805	$10,190	$(599)	$45,396
November 27, 2021
Revenues	$420,053	$90,725	$(90,725)	$8,793	$428,846	$39,484	$17,834	$486,164
Operating income (loss)	$73,925	$24,025	$(7,599)	$(53,844)	$36,507	$8,629	$(346)	$44,790
Interest income, net	$(666)	$—	$—	$18	$(648)	$—	$—	$(648)
Income (loss) before taxes	$74,570	$23,966	$(7,599)	$(53,990)	$36,947	$8,105	$(350)	$44,702

17. Shares Repurchased and Dividends

On October 25, 2022, the Company announced that it would be raising its quarterly dividend to $0.31 per share of Common Stock and to $0.248 per share of Class B Common Stock, up from $0.30 and $0.24 per share, respectively. The amount and timing of any dividend payment is subject to the approval of the Board of Directors each quarter.

On January 2, 2019, the Company’s Board of Directors approved a share repurchase program authorizing the Company to repurchase from time to time up to $100.0 million of its outstanding shares of Common Stock. On October 18, 2021, the Company’s Board of Directors authorized a new share repurchase program to repurchase from time to time up to $100.0 million of our outstanding shares of Common Stock, inclusive of the amount which remained available under the existing share repurchase program approved on January 2, 2019. Repurchases made under the new program, if any, will be made in either the open market or in privately negotiated transactions. The timing, manner, price and amount of any repurchases will depend on a variety of factors, including economic and market conditions, the Company stock price, corporate liquidity requirements and priorities, applicable legal requirements and other factors. The share repurchase program has been funded to date with the Company’s available cash and will be funded in the future using the Company's available cash or capacity under its 2021 Credit Agreement and may be suspended or discontinued at any time. During the thirteen weeks ended November 26, 2022, the Company did not repurchase any shares. During the thirteen weeks ended November 27, 2021, the Company repurchased 22,750 shares for an average price per share of $209.73 under the share repurchase programs. As of November 26, 2022, the Company had $63.6 million remaining to repurchase under the share repurchase program.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and any documents incorporated by reference may contain forward-looking statements within the meaning of the federal securities laws. Forward-looking statements contained in this Quarterly Report on Form 10-Q and any documents incorporated by reference are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words such as “estimates,” “anticipates,” “projects,” “plans,” “expects,” “intends,” “believes,” “seeks,” “could,” “should,” “may,” “will,” “strategy,” “objective,” “assume,” “strive,” or the negative versions thereof, and similar expressions and by the context in which they are used. Such forward-looking statements are based upon our current expectations and speak only as of the date made. Such statements are highly dependent upon a variety of risks, uncertainties and other important factors that could cause actual results to differ materially from those reflected in such forward-looking statements. Such factors include, but are not limited to, uncertainties caused by an economic recession or other adverse economic conditions, including, without limitation, as a result of continued high inflation rates or further increases in inflation or interest rates or extraordinary events or circumstances such as geopolitical conflicts like the conflict between Russia and Ukraine or the COVID-19 pandemic, and their impact on our customers’ businesses and workforce levels, disruptions of our business and operations, including limitations on, or closures of, our facilities, or the business and operations of our customers or suppliers in connection with extraordinary events or circumstances such as the COVID-19 pandemic, uncertainties regarding our ability to consummate and successfully integrate acquired businesses, uncertainties regarding any existing or newly-discovered expenses and liabilities related to environmental compliance and remediation, any adverse outcome of pending or future contingencies or claims, our ability to compete successfully without any significant degradation in our margin rates, seasonal and quarterly fluctuations in business levels, our ability to preserve positive labor relationships and avoid becoming the target of corporate labor unionization campaigns that could disrupt our business, the effect of currency fluctuations on our results of operations and financial condition, our dependence on third parties to supply us with raw materials, which such supply could be severely disrupted as a result of extraordinary events or circumstances such as the COVID-19 pandemic or the conflict between Russia and Ukraine, any loss of key management or other personnel, increased costs as a result of any changes in federal, state, international or other laws, rules and regulations or governmental interpretation of such laws, rules and regulations, uncertainties regarding, or adverse impacts from continued high price levels of natural gas, electricity, fuel and labor or increases in such costs, the negative effect on our business from sharply depressed oil and natural gas prices, including, without limitation, as a result of extraordinary events or circumstances such as the COVID-19 pandemic, the continuing increase in domestic healthcare costs, increased workers’ compensation claim costs, increased healthcare claim costs, including as a result of extraordinary events or circumstances such as the COVID-19 pandemic, our ability to retain and grow our customer base, demand and prices for our products and services, fluctuations in our Specialty Garments business, political or other instability, supply chain disruption or infection among our employees in Mexico and Nicaragua where our principal garment manufacturing plants are located, including, without limitation, as a result of extraordinary events or circumstances such as the COVID-19 pandemic, our ability to properly and efficiently design, construct, implement and operate a new customer relationship management (“CRM”) computer system and an enterprise resource planning ("ERP") computer system, interruptions or failures of our information technology systems, including as a result of cyber-attacks, additional professional and internal costs necessary for compliance with any changes in or additional Securities and Exchange Commission ("SEC"), New York Stock Exchange and accounting or other rules, including, without limitation, recent rules proposed by the SEC regarding climate-related and cybersecurity-related disclosures, strikes and unemployment levels, our efforts to evaluate and potentially reduce internal costs, economic and other developments associated with the war on terrorism and its impact on the economy, the impact of foreign trade policies and tariffs or other impositions on imported goods on our business, results of operations and financial condition, general economic conditions, our ability to successfully implement our business strategies and processes, including our capital allocation strategies, our ability to successfully remediate the material weakness in internal control over financial reporting disclosed in our Annual Report on Form 10-K for the year ended August 27, 2022 and the other factors described under “Part I, Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended August 27, 2022 and in our other filings with the SEC, including, without limitation, under Part II, Item 1A. "Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. We undertake no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made.

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

Critical accounting estimates are defined as those that are reflective of significant judgments and uncertainties, the most important and pervasive accounting estimates used and areas most sensitive to material changes from external factors. The critical accounting estimates that we believe affect our more significant judgments and estimates used in the preparation of our consolidated financial statements presented in this report are described in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended August 27, 2022. There have been no significant changes in our critical accounting estimates since the year ended August 27, 2022.

Effects of Inflation and Current Economic Conditions

In general, we believe that our results of operations are not dependent on moderate changes in the inflation rate. Historically, we have been able to manage the impacts of more significant changes in inflation rates through our customer relationships, customer agreements that generally provide for price increases and continued focus on improvements of operational productivity. However, the current inflationary environment has had a negative impact on our margins, including as a result of increased energy costs for our vehicles and our plants, as well as increasing wages in the labor markets in which we compete. We expect that inflation will continue to pressure our margins in future periods. In addition, in response to the concerns over inflation risk in the broader U.S. economy, the U.S. Federal Reserve has been steadily increasing its benchmark interest rate since March 2022 and has signaled that additional rate increases will continue in 2023. It is possible that increases in interest rates may ultimately result in an economic recession, which could have a material adverse impact on our business. Adverse economic conditions resulting from inflationary pressures, U.S. Federal Reserve actions, geopolitical issues or otherwise are difficult to predict and may have a material adverse impact on our business, results of operations and financial condition.

Please see Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended August 27, 2022 for an additional discussion of risks and potential risks of inflation and adverse economic conditions on our business, financial condition and results of operations.

COVID-19 Assessment

At times during the global COVID-19 pandemic, our revenues have been significantly adversely impacted as a result of many customers closing their businesses or operating at limited capacities. In addition, at times during the pandemic, we have experienced supply chain disruptions with respect to certain products, including hand sanitizer and masks. Although our operating results continue to be impacted by supply chain disruption and increased costs for supplies, including as a result of general inflationary pressures and Russia's invasion of Ukraine, these adverse impacts and disruptions have declined since the height of the pandemic.

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

Please see Part I, Item 1A. "Risk Factors” in our Annual Report on Form 10-K for the year ended August 27, 2022 for an additional discussion of risks and potential risks of the COVID-19 pandemic on our business, financial condition and results of operations.

Results of Operations

The following table presents certain selected financial data, including the percentage of revenues represented by each item, for the thirteen weeks ended November 26, 2022 and November 27, 2021.

	Thirteen weeks ended
(In thousands, except percentages)	November 26, 2022	% of Revenues	November 27, 2021	% of Revenues	% Change
Revenues	$541,798	100.0%	$486,164	100.0%	11.4%
Operating expenses:
Cost of revenues (1)	353,972	65.3	310,130	63.8	14.1
Selling and administrative expenses (1)	117,363	21.7	104,388	21.5	12.4
Depreciation and amortization	27,045	5.0	26,856	5.5	0.7
Total operating expenses	498,380	92.0	441,374	90.8	12.9
Operating income	43,418	8.0	44,790	9.2	(3.1)
Other (income) expense, net	(1,978)	(0.4)	88	0.0	(2,347.7)
Income before income taxes	45,396	8.4	44,702	9.2	1.6
Provision for income taxes	11,439	2.1	10,997	2.3	4.0
Net income	$33,957	6.3%	$33,705	6.9%	0.7%

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

Our operating results are also directly impacted by the costs of the gasoline used to fuel our vehicles and the natural gas used to operate our plants. Our operating margins have been, and may continue to be, adversely impacted by the recent volatility in energy prices. In addition, as described above, the current inflationary environment has had a negative impact on our margins, and we expect that it will continue to pressure our margins in future periods.

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

In fiscal 2018, we initiated a multiyear CRM project to further develop, implement and deploy a third-party application we licensed. This new solution improves functionality, capability and information flow as well as increased automation in servicing our customers. As of November 26, 2022, we had capitalized $41.4 million related to this CRM project. We began deployment of our new CRM system during the second half of fiscal 2021 and anticipate this will continue through fiscal 2023. We are depreciating this system over a 10-year life and recognized $0.8 million of amortization expense during the thirteen weeks ended November 26, 2022.

Over the next few years, we intend to be focused on three discrete strategic initiatives that are critical in our efforts to transform the company in terms of our overall capabilities and competitive positioning. These initiatives are the continued rollout of our new CRM system (discussed above), investments in the UniFirst brand, and an ERP system with a strong focus on supply chain and procurement automation and technology. We refer to these initiatives together as our “Key Initiatives”. For the thirteen weeks ended November 26, 2022 and November 27, 2021, we incurred $10.0 million and $5.9 million, respectively, of costs directly attributable to our Key Initiatives.

On October 25, 2022, we announced that we will be raising our quarterly dividend to $0.31 per share of Common Stock and to $0.248 per share of Class B Common Stock, up from $0.30 and $0.24 per share, respectively. The amount and timing of any dividend payment is subject to the approval of our Board of Directors each quarter.

On January 2, 2019, our Board of Directors approved a share repurchase program authorizing the Company to repurchase from time to time up to $100.0 million of its outstanding shares of Common Stock. On October 18, 2021, our Board of Directors authorized a new share repurchase program to repurchase from time to time up to $100.0 million of our outstanding shares of Common Stock, inclusive of the amount which remained available under the existing share repurchase program approved on January 2, 2019. Repurchases made under the new program, if any, will be made in either the open market or in privately negotiated transactions. The timing, manner, price and amount of any repurchases will depend on a variety of factors, including economic and market conditions, the Company stock price, corporate liquidity requirements and priorities, applicable legal requirements and other factors. The share repurchase program has been funded to date with our available cash and will be funded in the future using our available cash or capacity under our 2021 Credit Agreement (defined below) and may be suspended or discontinued at any time. During the thirteen weeks ended November 26, 2022, we did not repurchase any shares. During the thirteen weeks ended November 27, 2021, we repurchased 22,750 shares for an average price per share of $209.73 under the share repurchase programs. As of November 26, 2022, we had $63.6 million remaining to repurchase under our share repurchase program.

Thirteen weeks ended November 26, 2022 compared with thirteen weeks ended November 27, 2021

Revenues

(In thousands, except percentages)	November 26, 2022	November 27, 2021	Dollar Change	Percent Change
Core Laundry Operations	$477,398	$428,846	$48,552	11.3%
Specialty Garments	44,079	39,484	4,595	11.6%
First Aid	20,321	17,834	2,487	13.9%
Consolidated total	$541,798	$486,164	$55,634	11.4%

Core Laundry Operations’ revenues during the first quarter of fiscal 2023 increased compared to the prior year comparable period. Core Laundry Operations’ organic growth, which adjusts for the estimated effect of acquisitions as well as fluctuations in the Canadian dollar, was 10.7%. This strong organic growth rate was primarily the result of solid sales performance and improved customer retention as well as efforts over the last year to share with our customers the cost increases that we have incurred in our business due to the ongoing inflationary environment.

Specialty Garments revenues in the first quarter of fiscal 2023 increased compared to the prior year comparable period due primarily to growth in our cleanroom operations and increased project work in our North American nuclear operations. Specialty Garments’ results are often affected by seasonality and the timing and length of its customers’ power reactor outages as well as its project-based activities.

First Aid revenues in the first quarter of fiscal 2023 increased compared to the prior year comparable period due primarily to growth in our van business.

Cost of Revenues

(In thousands, except percentages)	November 26, 2022	November 27, 2021	Dollar Change	Percent Change
Cost of revenues	$353,972	$310,130	$43,842	14.1%
% of Revenues	65.3%	63.8%

Core Laundry Operations’ cost of revenues as a percentage of revenues increased in the first quarter of fiscal 2023 as compared to the prior year comparable period. This increase was due primarily to higher merchandise amortization, which increased as a percentage of revenues due to the inflationary effect on the cost of our products as well as higher levels of merchandise put in service with our customers in fiscal 2022 to support solid new account sales, increased activity in our energy-related markets, elevated wearer additions at our customers and certain national account investments. In addition, we incurred higher energy costs as a percentage of revenues. Partially offsetting these headwinds was lower healthcare claims expense in the first quarter of fiscal 2023 as compared to the prior year comparable period.

Specialty Garments cost of revenues as a percentage of revenues in the first quarter of fiscal 2023 remained relatively consistent with the prior year comparable period.

Selling and Administrative Expenses

(In thousands, except percentages)	November 26, 2022	November 27, 2021	Dollar Change	Percent Change
Selling and administrative expenses	$117,363	$104,388	$12,975	12.4%
% of Revenues	21.7%	21.5%

Our selling and administrative costs increased as a percentage of revenues in the first quarter of fiscal 2023 as compared to the prior year comparable period primarily due to Key Initiatives.

Depreciation and Amortization

(In thousands, except percentages)	November 26, 2022	November 27, 2021	Dollar Change	Percent Change
Depreciation and amortization	$27,045	$26,856	$189	0.7%
% of Revenues	5.0%	5.5%

Depreciation and amortization expense remained relatively consistent with the prior year comparable period.

Operating Income

For the thirteen weeks ended November 26, 2022 and November 27, 2021, changes in our revenues and costs as discussed above resulted in the following changes in our operating income and margin:

(In thousands, except percentages)	November 26, 2022	November 27, 2021	Dollar Change	Percent Change
Core Laundry Operations	$33,831	$36,507	$(2,676)	(7.3)%
Specialty Garments	10,183	8,629	1,554	18.0%
First Aid	(596)	(346)	(250)	72.3%
Operating income	$43,418	$44,790	$(1,372)	(3.1)%
Operating income margin	8.0%	9.2%

Other (Income) Expense, net

(In thousands, except percentages)	November 26, 2022	November 27, 2021	Dollar Change	Percent Change
Interest income, net	$(2,769)	$(648)	$(2,121)	327.3%
Other (income) expense, net	791	736	55	7.5%
Total other (income) expense, net	$(1,978)	$88	$(2,066)	(2347.7)%

The increase in other (income) expense, net during the first quarter of fiscal 2023 as compared to the prior year comparable period was due primarily to increases in interest income earned on our cash reserves and short-term investments.

Provision for Income Taxes

(In thousands, except percentages)	November 26, 2022	November 27, 2021	Dollar Change	Percent Change
Provision for income taxes	$11,439	$10,997	$442	4.0%
Effective income tax rate	25.2%	24.6%

The increase in the effective tax rate for the thirteen weeks ended November 26, 2022 as compared to the corresponding period in the prior year was due primarily to higher excess tax benefits on stock appreciation rights during the thirteen weeks ended November 27, 2021.

Liquidity and Capital Resources

General

Cash and cash equivalents and short-term investments totaled $351.2 million as of November 26, 2022, a decrease from $376.4 million as of prior fiscal year end. We generated $27.7 million and $7.8 million in cash from operating activities in the thirteen weeks ended November 26, 2022 and November 27, 2021, respectively, which was primarily due to lower working capital needs of the business. During the first quarter of fiscal 2023, we continued to invest in our business with capital expenditures totaling $39.0 million.

Pursuant to our share repurchase program, we did not repurchase any shares of our Common Stock during the thirteen weeks ended November 26, 2022.

We believe, although there can be no assurance, that our current cash, cash equivalents and short-term investments balances, our cash generated from future operations and amounts available under our 2021 Credit Agreement (defined below) will be sufficient to meet our current anticipated working capital and capital expenditure requirements for at least the next 12 months and address related liquidity needs.

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

Sources and uses of cash flows for the thirteen weeks ended November 26, 2022 and November 27, 2021, respectively, are summarized as follows:

(In thousands, except percentages)	November 26, 2022	November 27, 2021	Percent Change
Net cash provided by operating activities	$27,698	$7,822	254.1%
Net cash used in investing activities	(152,360)	(31,517)	383.4%
Net cash used in financing activities	(7,596)	(9,858)	(22.9)%
Effect of exchange rate changes	33	(1,254)	(102.6)%
Net increase (decrease) in cash and cash equivalents	$(132,225)	$(34,807)	279.9%

Net Cash Provided by Operating Activities

The net cash provided by operating activities during the thirteen weeks ended November 26, 2022 increased as compared to the prior year comparable period due primarily to a decrease in inventories. The decrease in inventories was due primarily to elevated inventories in the prior year attributable to pandemic supply chain disruption that has improved over the past twelve months.

Net Cash Used in Investing Activities

The net increase in cash used in investing activities during the thirteen weeks ended November 26, 2022 was due primarily to the initial purchases of certificates of deposit during the first quarter of fiscal 2023 at a cost of $107.0 million. There were also increases in capital expenditures and acquisition related activity of $8.0 million and $6.1 million, respectively, as compared to the prior year comparable period.

Net Cash Used in Financing Activities

The decrease in net cash used in financing activities during the thirteen weeks ended November 26, 2022 was due primarily to no cash used to repurchase shares of Common Stock during the first quarter of fiscal 2023 as compared to $4.1 million during the prior year comparable period. This was partially offset by increases in taxes withheld and paid related to net-share settlement of equity awards and dividends paid of $3.4 million and $1.0 million, respectively.

Long-Term Debt and Borrowing Capacity

On March 26, 2021, we entered into an amended and restated $175.0 million unsecured revolving credit agreement (the “2021 Credit Agreement”) with a syndicate of banks, which matures on March 26, 2026. The 2021 Credit Agreement amended and restated our prior credit agreement, which was scheduled to mature on April 11, 2021. Under the 2021 Credit Agreement, we are able to borrow funds at variable interest rates based on, at our election, the Eurodollar rate or a base rate, plus in each case a spread based on our consolidated funded debt ratio. Availability of credit requires compliance with certain financial and other covenants, including a maximum consolidated funded debt ratio and minimum consolidated interest coverage ratio as defined in the 2021 Credit Agreement. We test our compliance with these financial covenants on a fiscal quarterly basis. As of November 26, 2022, the interest rates applicable to our borrowings under the 2021 Credit Agreement would be calculated as LIBOR plus 1.00% at the time of the respective borrowing. The 2021 Credit Agreement includes provisions for the phasing out of LIBOR to the SOFR. As of November 26, 2022, we had no outstanding borrowings and had outstanding letters of credit amounting to $60.8 million, leaving $114.2 million available for borrowing under the 2021 Credit Agreement.

As of November 26, 2022, we were in compliance with all covenants under the 2021 Credit Agreement.

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

As of November 26, 2022, we had forward contracts with a notional value of approximately 6.8 million CAD outstanding and recorded the fair value of the contracts, in the amount of $0.2 million, in prepaid expenses and other current assets and other long-term assets with a corresponding $0.1 million gain in accumulated other comprehensive loss, which was recorded net of tax. During the thirteen weeks ended November 26, 2022, we reclassified a nominal amount from accumulated other comprehensive loss to revenue, related to the derivative financial instruments. The gain on these forward contracts that resulted in a decrease to accumulated other comprehensive loss as of November 26, 2022 is expected to be reclassified to revenues prior to their maturity on August 29, 2026.

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

There is usually a range of reasonable estimates of the costs associated with each site. In accordance with U.S. GAAP, our accruals represent the amount within the range that we believe is the best estimate or the low end of a range of estimates if no point within the range is a better estimate. When we believe that both the amount of a particular liability and the timing of the payments are reliably determinable, we adjust the cost in current dollars using a rate of 3% for inflation until the time of expected payment and discount the cost to present value using current risk-free interest rates. As of November 26, 2022, the risk-free interest rates we utilized ranged from 3.68% to 4.20%.

For environmental liabilities that have been discounted, we include interest accretion, based on the effective interest method, in selling and administrative expenses on the Consolidated Statements of Income. The changes to the amounts of our environmental liabilities for the thirteen weeks ended November 26, 2022 were as follows (in thousands):

November 26, 2022
Balance as of August 27, 2022	$32,191
Revisions in estimates	(4)
Costs incurred for which reserves have been provided	(379)
Insurance proceeds	35
Interest accretion	259
Changes in discount rates	(1,251)
Balance as of November 26, 2022	$30,851

Anticipated payments and insurance proceeds relating to currently identified environmental remediation liabilities as of November 26, 2022, for the next five fiscal years and thereafter, as measured in current dollars, are reflected below.

(In thousands)	2023	2024	2025	2026	2027	Thereafter	Total
Estimated costs – current dollars	$11,750	$3,051	$1,741	$1,437	$1,250	$14,947	$34,176
Estimated insurance proceeds	(137)	(159)	(173)	(159)	(173)	(230)	(1,031)
Net anticipated costs	$11,613	$2,892	$1,568	$1,278	$1,077	$14,717	$33,145
Effect of inflation							9,647
Effect of discounting							(11,941)
Balance as of November 26, 2022							$30,851

Estimated insurance proceeds are primarily received from an annuity received as part of our legal settlement with an insurance company. Annual proceeds of approximately $0.3 million are deposited into an escrow account which funds remediation and monitoring costs for two sites related to our former operations in Williamstown, Vermont. Annual proceeds received but not expended in the current year accumulate in this account and may be used in future years for costs related to this site through the year 2027. As of November 26, 2022, the balance in this escrow account, which is held in a trust and is not recorded in our Consolidated Balance Sheet, was approximately $4.8 million. Also included in estimated insurance proceeds are amounts we are entitled to receive pursuant to legal settlements as reimbursements from three insurance companies for estimated costs at the site in Uvalde, Texas.

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

Contractual Obligations and Other Commercial Commitments

As of November 26, 2022, there were no material changes to our contractual obligations that were disclosed in our Annual Report on Form 10-K for the year ended August 27, 2022. As of November 26, 2022, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Recent Accounting Pronouncements

See Note 2, “Recent Accounting Pronouncements” to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for more information on recently implemented and issued accounting standards.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

We have determined that all of our foreign subsidiaries operate primarily in local currencies that represent the functional currencies of such subsidiaries. All assets and liabilities of our foreign subsidiaries are translated into U.S. dollars using the exchange rate prevailing at the balance sheet date. The effects of exchange rate fluctuations on the translation of assets and liabilities are recorded as a component of shareholders’ equity. Revenues and expenses are translated at the average exchange rates in effect during each month of the fiscal year. As such, our financial condition and operating results are affected by fluctuations in the value of the U.S. dollar as compared to currencies in foreign countries. Revenues denominated in currencies other than the U.S. dollar represented approximately 6.9% of total consolidated revenues for the thirteen weeks ended November 26, 2022. Total assets denominated in currencies other than the U.S. dollar represented approximately 6.7% and 6.8% of total consolidated assets as of November 26, 2022 and August 27, 2022, respectively. If exchange rates had increased or decreased by 10% from the actual rates in effect during the thirteen weeks ended November 26, 2022, our revenues would have increased or decreased by approximately $0.4 million and total assets as of November 26, 2022 would have increased or decreased by approximately $16.3 million.

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

As of November 26, 2022, we had forward contracts with a notional value of approximately 6.8 million CAD outstanding and recorded the fair value of the contracts, in the amount of $0.2 million, in prepaid expenses and other current assets and other long-term assets with a corresponding $0.1 million gain in accumulated other comprehensive loss, which was recorded net of tax. During the thirteen weeks ended November 26, 2022, we reclassified a nominal amount from accumulated other comprehensive loss to revenue, related to the derivative financial instruments. The gain on these forward contracts that resulted in a decrease to accumulated other comprehensive loss as of November 26, 2022 is expected to be reclassified to revenues prior to their maturity on August 29, 2026.

Other than the forward contracts, discussed above, we do not operate a hedging program to mitigate the effect of a significant change in the value of the functional currencies of our foreign subsidiaries, which include the Canadian dollar, euro, British pound, Mexican peso and Nicaraguan cordoba, as compared to the U.S. dollar. Any losses or gains resulting from unhedged foreign currency transactions, including exchange rate fluctuations on intercompany accounts are reported as transaction losses (gains) in our other income, net. The intercompany payables and receivables are denominated in Canadian dollars, euros, British pounds, Mexican pesos and Nicaraguan cordobas. During the thirteen weeks ended November 26, 2022, transaction gains of $0.5 million and were included in other income. If exchange rates had increased or decreased by 10% during the thirteen weeks ended November 26, 2022, we would have recognized exchange gains or losses of approximately $0.4 million.

Please see Item 1A. "Risk Factors” in our Annual Report on Form 10-K for the year ended August 27, 2022 for an additional discussion of risks and potential risks on our business, financial performance and the market price of our Common Stock.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, solely as a result of the material weakness previously identified by management and described in our Annual Report on Form 10-K for the year ended August 27, 2022, our disclosure controls and procedures were not effective to ensure that material information relating to the Company required to be disclosed by the Company in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures. We continue to review our disclosure controls and procedures, and our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Control over Financial Reporting

Other than the remediation measures with respect to the material weakness described below, there were no changes in our internal control over financial reporting during the first quarter of fiscal 2023 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Previously Identified Material Weakness

As described in Part II, Item 9A of our Annual Report on Form 10-K for the year ended August 27, 2022, our management identified a material weakness in internal control over financial reporting related to the revenue and accounts receivable process, primarily due to ineffective information technology general controls (ITGCs) in the area of user access over the CRM system that we are in the process of deploying. This issue was attributable to numerous role security defects that we experienced in the application and uncertainty that additional role security defects would not arise. Our business process controls within the revenue and accounts receivable process, both automated and manual, that are dependent on the completeness and accuracy of the information derived from the affected IT system were also deemed ineffective because they could have been adversely impacted.

Remediation

Management is currently working with the application provider to implement security enhancements to the CRM system that will provide improved control over user access. We believe that these actions as well as other enhancements to our business process controls, both automated and manual, will enable us to remediate the material weakness. The material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We currently believe, although there can be no assurance, that the remediation of the material weakness will be completed by the end of fiscal 2023.

Our Chief Executive Officer and Chief Financial Officer have certified in certifications furnished with this Quarterly Report on Form 10-Q that, to the best of their knowledge, the information contained in this Quarterly Report on Form 10-Q fairly present, in all material respects, the financial condition and results of operations of the Company as of, and for, the periods presented in this Quarterly Report on Form 10-Q.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended August 27, 2022, which could materially affect our business, financial condition, and future results. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and operating results. Except to the extent previously updated or to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors (including, without limitation, the matters discussed in Part I, Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations”), there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended August 27, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable.

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

UniFirst Corporation

January 5, 2023	By:	/s/ Steven S. Sintros
Steven S. Sintros
President and Chief Executive Officer

January 5, 2023	By:	/s/ Shane O’Connor
Shane O’Connor
Executive Vice President and Chief Financial Officer