Form 10-Q
period 2023-02-25
UNIFIRST CORP
filed 2023-04-06
CIK 717954

u

United States

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 25, 2023

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

The number of outstanding shares of UniFirst Corporation Common Stock and Class B Common Stock at April 3, 2023 were 15,103,752 and 3,590,295, respectively.

UniFirst Corporation

Quarterly Report on Form 10-Q

For the Quarter ended February 25, 2023

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Statements of Income

UniFirst Corporation and Subsidiaries

(Unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
(In thousands, except per share data)	February 25, 2023	February 26, 2022	February 25, 2023	February 26, 2022
Revenues	$542,691	$486,696	$1,084,489	$972,860
Operating expenses:
Cost of revenues (1)	369,896	324,816	723,868	634,946
Selling and administrative expenses (1)	122,190	112,406	239,553	216,794
Depreciation and amortization	29,895	26,861	56,940	53,717
Total operating expenses	521,981	464,083	1,020,361	905,457

Operating income	20,710	22,613	64,128	67,403
Other (income) expense:
Interest income, net	(3,031)	(751)	(5,800)	(1,399)
Other expense, net	114	594	905	1,330
Total other income, net	(2,917)	(157)	(4,895)	(69)

Income before income taxes	23,627	22,770	69,023	67,472
Provision for income taxes	5,817	4,319	17,256	15,316
Net income	$17,810	$18,451	$51,767	$52,156
Income per share – Basic:
Common Stock	$0.99	$1.02	$2.88	$2.88
Class B Common Stock	$0.79	$0.81	$2.31	$2.30
Income per share – Diluted:
Common Stock	$0.95	$0.97	$2.76	$2.75
Income allocated to – Basic:
Common Stock	$14,962	$15,492	$43,488	$43,792
Class B Common Stock	$2,848	$2,959	$8,279	$8,364
Income allocated to – Diluted:
Common Stock	$17,810	$18,451	$51,767	$52,156
Weighted average shares outstanding – Basic:
Common Stock	15,087	15,210	15,084	15,225
Class B Common Stock	3,590	3,635	3,590	3,635
Weighted average shares outstanding – Diluted:
Common Stock	18,767	18,967	18,757	18,999

(1) Exclusive of depreciation on the Company’s property, plant and equipment and amortization on its intangible assets.

The accompanying notes are an integral part of these

Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income

UniFirst Corporation and Subsidiaries

(Unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
(In thousands)	February 25, 2023	February 26, 2022	February 25, 2023	February 26, 2022
Net income	$17,810	$18,451	$51,767	$52,156
Other comprehensive (loss) income:
Foreign currency translation adjustments	(1,473)	1,149	(3,251)	(1,650)
Change in fair value of derivatives, net of income taxes	84	(40)	156	45
Derivative financial instruments reclassified to earnings	(25)	(15)	(45)	(53)
Other comprehensive (loss) income	(1,414)	1,094	(3,140)	(1,658)
Comprehensive income	$16,396	$19,545	$48,627	$50,498

The accompanying notes are an integral part of these

Consolidated Financial Statements.

Consolidated Balance Sheets

UniFirst Corporation and Subsidiaries

(Unaudited)

(In thousands, except share and par value data)	February 25, 2023	August 27, 2022
Assets
Current assets:
Cash and cash equivalents	$244,098	$376,399
Short-term investments	101,000	—
Receivables, less reserves of $19,751 and $15,605	276,560	249,198
Inventories	150,907	151,459
Rental merchandise in service	232,543	219,392
Prepaid taxes	12,601	25,523
Prepaid expenses and other current assets	49,571	41,921
Total current assets	1,067,280	1,063,892

Property, plant and equipment, net	685,182	665,119
Goodwill	461,050	457,259
Customer contracts, net	46,358	49,053
Other intangible assets, net	36,609	35,920
Deferred income taxes	511	498
Operating lease right-of-use assets, net	48,543	50,050
Other assets	108,787	106,181
Total assets	$2,454,320	$2,427,972

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$80,556	$82,131
Accrued liabilities	137,108	146,808
Accrued taxes	—	1,204
Operating lease liabilities, current	14,472	13,602
Total current liabilities	232,136	243,745

Accrued liabilities	123,764	123,979
Accrued and deferred income taxes	107,697	106,307
Operating lease liabilities	35,635	38,070
Total liabilities	499,232	512,101
Commitments and contingencies (Note 12)
Shareholders’ equity:
Preferred Stock, $1.00 par value; 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $0.10 par value; 30,000,000 shares authorized; 15,103,416 and 15,075,425 shares issued and outstanding as of February 25, 2023 and August 27, 2022, respectively	1,510	1,508
Class B Common Stock, $0.10 par value; 20,000,000 shares authorized; 3,590,295 and 3,590,295 shares issued and outstanding as of February 25, 2023 and August 27, 2022, respectively	359	359
Capital surplus	94,861	93,131
Retained earnings	1,885,788	1,845,163
Accumulated other comprehensive loss	(27,430)	(24,290)

Total shareholders’ equity	1,955,088	1,915,871

Total liabilities and shareholders’ equity	$2,454,320	$2,427,972

The accompanying notes are an integral part of these

Consolidated Financial Statements

Consolidated Statements of Shareholders’ Equity

UniFirst Corporation and Subsidiaries

(Unaudited)

(In thousands)	Common Shares	Class B Common Shares	Common Stock	Class B Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance, August 28, 2021	15,236	3,643	$1,524	$364	$89,257	$1,806,643	$(24,836)	$1,872,952
Net income	—	—	—	—	—	33,705	—	33,705
Change in fair value of derivatives	—	—	—	—	—	—	47	47
Foreign currency translation	—	—	—	—	—	—	(2,799)	(2,799)
Dividends declared Common Stock ($0.25 per share)	—	—	—	—	—	(4,566)	—	(4,566)
Dividends declared Class B Common Stock ($0.20 per share)	—	—	—	—	—	(874)	—	(874)
Repurchase of Common Stock	(23)	—	(2)	—	(124)	(4,645)	—	(4,771)
Share-based compensation, net (1)	—	—	—	—	1,207	—	—	1,207
Share-based awards exercised, net (2)	7	—	—	—	—	—	—	—
Balance, November 27, 2021	15,220	3,643	$1,522	$364	$90,340	$1,830,263	$(27,588)	$1,894,901
Net income	—	—	—	—	—	18,451	—	18,451
Change in fair value of derivatives	—	—	—	—	—	—	(55)	(55)
Foreign currency translation	—	—	—	—	—	—	1,149	1,149
Dividends declared Common Stock ($0.25 per share)	—	—	—	—	—	(4,561)	—	(4,561)
Dividends declared Class B Common Stock ($0.20 per share)	—	—	—	—	—	(870)	—	(870)
Repurchase of Common Stock	(53)	—	(5)	—	(286)	(9,704)	—	(9,995)
Share-based compensation, net (1)	—	—	—	—	(48)	—	—	(48)
Share-based awards exercised, net (2)	25	—	3	—	—	—	—	3
Shares converted	17	(17)	1	(1)	—	—	—	—
Balance, February 26, 2022	15,209	3,626	$1,521	$363	$90,006	$1,833,579	$(26,494)	$1,898,975

(In thousands)	Common Shares	Class B Common Shares	Common Stock	Class B Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance, August 27, 2022	15,075	3,590	$1,508	$359	$93,131	$1,845,163	$(24,290)	$1,915,871
Net income	—	—	—	—	—	33,957	—	33,957
Change in fair value of derivatives	—	—	—	—	—	—	52	52
Foreign currency translation	—	—	—	—	—	—	(1,778)	(1,778)
Dividends declared Common Stock ($0.31 per share)	—	—	—	—	—	(4,680)	—	(4,680)
Dividends declared Class B Common Stock ($0.248 per share)	—	—	—	—	—	(890)	—	(890)
Share-based compensation, net (1)	—	—	—	—	(567)	—	—	(567)
Share-based awards exercised, net (2)	20	—	1	—	—	—	—	1
Balance, November 26, 2022	15,095	3,590	$1,509	$359	$92,564	$1,873,550	$(26,016)	$1,941,966
Net income	—	—	—	—	—	17,810	—	17,810
Change in fair value of derivatives	—	—	—	—	—	—	59	59
Foreign currency translation	—	—	—	—	—	—	(1,473)	(1,473)
Dividends declared Common Stock ($0.31 per share)	—	—	—	—	—	(4,682)	—	(4,682)
Dividends declared Class B Common Stock ($0.248 per share)	—	—	—	—	—	(890)	—	(890)
Share-based compensation, net (1)	—	—	—	—	2,297	—	—	2,297
Share-based awards exercised, net (2)	8	—	1	—	—	—	—	1
Balance, February 25, 2023	15,103	3,590	$1,510	$359	$94,861	$1,885,788	$(27,430)	$1,955,088

(1) These amounts are shown net of any shares withheld by the Company to satisfy certain tax withholding obligations in connection with the vesting of certain restricted stock units.

(2) These amounts are shown net of the effect of income taxes.

The accompanying notes are an integral part of these

Consolidated Financial Statements.

Consolidated Statements of Cash Flows

UniFirst Corporation and Subsidiaries

(Unaudited)

Twenty-six weeks ended (In thousands)	February 25, 2023	February 26, 2022
Cash flows from operating activities:
Net income	$51,767	$52,156
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	56,940	53,717
Share-based compensation	4,533	4,961
Accretion on environmental contingencies	518	298
Accretion on asset retirement obligations	458	491
Deferred income taxes	1,080	1,733
Other	119	76
Changes in assets and liabilities, net of acquisitions:
Receivables, less reserves	(27,636)	(27,855)
Inventories	683	(17,189)
Rental merchandise in service	(13,592)	(13,317)
Prepaid expenses and other current assets and Other assets	(4,459)	(3,926)
Accounts payable	(900)	5,357
Accrued liabilities	(17,072)	(16,928)
Prepaid and accrued income taxes	11,730	5,319
Net cash provided by operating activities	64,169	44,893

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(7,059)	(42,325)
Capital expenditures, including capitalization of software costs	(74,847)	(60,178)
Purchases of investments	(107,000)	—
Maturities of investments	6,000	—
Proceeds from sale of assets	345	27
Net cash used in investing activities	(182,561)	(102,476)

Cash flows from financing activities:
Proceeds from exercise of share-based awards	3	3
Taxes withheld and paid related to net share settlement of equity awards	(2,802)	(3,803)
Repurchase of Common Stock	—	(14,766)
Payment of cash dividends	(10,954)	(9,976)
Net cash used in financing activities	(13,753)	(28,542)

Effect of exchange rate changes	(156)	(856)

Net decrease in cash and cash equivalents	(132,301)	(86,981)
Cash and cash equivalents at beginning of period	376,399	512,868
Cash and cash equivalents at end of period	$244,098	$425,887

Supplemental disclosure of cash flow information:
Non-cash capital expenditures	$8,250	$4,581

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

It is suggested that these Consolidated Financial Statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 27, 2022. There have been no material changes in the accounting policies followed by the Company during the current fiscal year other than the adoption of recent accounting pronouncements discussed in Note 2, “Recent Accounting Pronouncements”. Results for an interim period are not indicative of any future interim periods or for an entire fiscal year.

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

In December 2022, the FASB issued updated guidance to align with the deferral of the cessation date for LIBOR by the United Kingdom's Financial Conduct Authority (“FCA”). The FASB is changing the sunset date for use of LIBOR by all entities from December 31, 2022 to December 31, 2024 to allow for time for modifications to occur after the FCA's cessation date of June 30, 2023 for using LIBOR for overnight through twelve-month tenors. The Company's Credit Agreement (defined below) includes a provision for the phasing out of LIBOR and the Company has elected to transition out of using LIBOR to Secured Overnight Financing Rate (“SOFR”) based on the amendment to the Credit Agreement as described in this report in Note 14, “Long-Term Debt,”. The Company does not expect this standard to have a material impact on its financial statements.

3. Revenue Recognition

The following table presents the Company’s revenues for the thirteen and twenty-six weeks ended February 25, 2023 and February 26, 2022, respectively, disaggregated by service type:

	Thirteen weeks ended				Twenty-six weeks ended
	February 25, 2023		February 26, 2022		February 25, 2023		February 26, 2022
(In thousands, except percentages)	Revenues	% of Revenues	Revenues	% of Revenues	Revenues	% of Revenues	Revenues	% of Revenues
Core Laundry Operations	$477,050	87.9%	$433,056	89.0%	$954,448	88.0%	$861,902	88.6%
Specialty Garments	42,127	7.8%	35,538	7.3%	86,206	8.0%	75,022	7.7%
First Aid	23,514	4.3%	18,102	3.7%	43,835	4.0%	35,936	3.7%
Total Revenues	$542,691	100.0%	$486,696	100.0%	$1,084,489	100.0%	$972,860	100.0%

See Note 16, “Segment Reporting” for additional details of segment definitions.

Revenue Recognition Policy

During the thirteen weeks ended February 25, 2023 and February 26, 2022, approximately 88.4% and 91.5%, respectively, of the Company’s revenues were derived from fees for route servicing of Core Laundry Operations, Specialty Garments, and First Aid segments performed by the Company’s employees at the customer’s location of business. During the twenty-six weeks ended February 25, 2023 and February 26, 2022, approximately 88.3% and 91.4%, respectively, of the Company’s revenues were derived from fees for route servicing of Core Laundry Operations, Specialty Garments, and First Aid segments performed by the Company’s employees at the customer’s location of business. Revenues from the Company’s route servicing customer contracts represent a single

UniFirst Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

performance obligation. The Company recognizes these revenues over time as services are performed based on the nature of services provided and contractual rates (input method). Certain of the Company’s customer contracts, primarily within the Company’s Core Laundry Operations, include pricing terms and conditions that include components of variable consideration. The variable consideration is typically in the form of consideration due to customer-based performance metrics specified within the contract. Specifically, some contracts contain discounts or rebates that the customer can earn through the achievement of specified volume levels. Each component of variable consideration is earned based on the Company’s actual performance during the measurement period specified within the contract. To determine the transaction price, the Company estimates the variable consideration using the most likely amount method, based on the specific contract provisions and known performance results during the relevant measurement period. When determining if variable consideration should be constrained, the Company considers whether factors outside its control could result in a significant reversal of revenue. In making these assessments, the Company considers the likelihood and magnitude of a potential reversal. The Company’s performance period generally corresponds with the monthly invoice period. No significant constraints on the Company’s revenue recognition were applied during the thirteen and twenty-six weeks ended February 25, 2023 and February 26, 2022. The Company reassesses these estimates during each reporting period. The Company maintains a liability for these discounts and rebates within accrued liabilities on the consolidated balance sheets. Variable consideration also includes consideration paid to a customer at the beginning of a contract. The Company capitalizes this consideration and amortizes it over the life of the contract as a reduction to revenue in accordance with the updated accounting guidance for revenue recognition. These assets are included in other assets on the consolidated balance sheets.

Costs to Obtain a Contract

The Company defers commission expenses paid to its employee-partners when the commissions are deemed to be incremental for obtaining the route servicing customer contract. The deferred commissions are amortized on a straight-line basis over the expected period of benefit. The Company reviews the deferred commission balances for impairment on an ongoing basis. Deferred commissions are classified as current or non-current based on the timing of when the Company expects to recognize the expense. The current portion is included in prepaid expenses and other current assets and the non-current portion is included in other assets on the Company’s consolidated balance sheets. As of February 25, 2023, the current and non-current assets related to deferred commissions totaled $15.9 million and $68.0 million, respectively. As of August 27, 2022, the current and non-current assets related to deferred commissions totaled $15.2 million and $65.1 million, respectively. During the thirteen weeks ended February 25, 2023 and February 26, 2022, the Company recorded $4.1 million and $3.8 million, respectively, of amortization expense related to deferred commissions. During the twenty-six weeks ended February 25, 2023 and February 26, 2022, the Company recorded $8.1 million and $7.6 million, respectively, of amortization expense related to deferred commissions. This expense is classified in selling and administrative expenses on the consolidated statements of income.

4. Acquisitions

During the twenty-six weeks ended February 25, 2023, the Company completed four business acquisitions with an aggregate purchase price of approximately $7.1 million, which was primarily assigned to goodwill and intangible assets. The initial allocations of the purchase prices are incomplete with respect to certain assets acquired. The amounts assigned to intangible assets acquired were based on their respective fair values determined as of the acquisition date. The excess of the purchase price over the tangible and intangible assets was recorded as goodwill. The goodwill recorded was primarily allocated to the U.S. and Canadian Rental and Cleaning segment and is deductible for tax purposes. The results of operations of these acquisitions have been included in the Company’s consolidated financial results since their respective acquisition dates. These acquisitions were not significant in relation to the Company’s consolidated financial results and, therefore, pro-forma financial information has not been presented.

Subsequent to the end of the second quarter 2023, the Company completed the acquisition of the business and certain real estate assets of Clean Uniform (“Clean”) from Clean Holdco, Inc. and certain of its affiliates for an aggregate purchase price of approximately $300 million. Clean is a uniform, workwear and facility service program provider with 11 locations covering Missouri, Illinois, Arkansas, Kansas and Oklahoma. Prior to the closing of the acquisition, neither the Company nor any of its affiliates, or any director or officer of the Company or any of its affiliates, or any associate of any such director or officer, had any material relationship with any of the sellers. The results of operations from Clean will be included in the Company's results under the Core Laundry Operations segment subsequent to the acquisition date of March 13, 2023. The Company paid for the acquisition of Clean with cash on hand and borrowings under the Credit Agreement (defined below).

UniFirst Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

5. Fair Value Measurements

The assets measured at fair value on a recurring basis are summarized in the tables below (in thousands):

	As of February 25, 2023
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents	$34,923	$—	$—	$34,923
Short-term investments	—	101,000	—	101,000
Pension plan assets	—	3,106	—	3,106
Non-qualified deferred compensation plan assets	—	1,823	—	1,823
Foreign currency forward contracts	—	232	—	232
Total assets at fair value	$34,923	$106,161	$—	$141,084

	As of August 27, 2022
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents	$197,121	$—	$—	$197,121
Pension plan assets	—	3,291	—	3,291
Non-qualified deferred compensation plan assets	—	1,263	—	1,263
Foreign currency forward contracts	—	83	—	83
Total assets at fair value	$197,121	$4,637	$—	$201,758

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

The Company’s foreign currency forward contracts represent contracts the Company has entered into to exchange Canadian dollars for U.S. dollars at fixed exchange rates in order to manage its exposure related to the certain forecasted Canadian dollar denominated sales of one of its subsidiaries. These contracts are included in prepaid expenses and other current assets and other long-term assets as of February 25, 2023 and August 27, 2022. The fair value of the forward contracts is based on similar exchange traded derivatives and are, therefore, included within Level 2 of the fair value hierarchy.

6. Derivative Instruments and Hedging Activities

As of February 25, 2023, the Company had forward contracts with a notional value of approximately 6.8 million CAD outstanding and recorded the fair value of the contracts, in the amount of $0.2 million, in prepaid expenses and other current assets and other long-term assets with a corresponding $0.1 million gain in accumulated other comprehensive loss, which was recorded net of tax. During the thirteen and twenty-six weeks ended February 25, 2023, the Company reclassified a nominal amount from accumulated other comprehensive loss to revenue related to the derivative financial instruments. The gain on these forward contracts that resulted in a decrease to accumulated other comprehensive loss as of February 25, 2023 is expected to be reclassified to revenues prior to their maturity on August 29, 2026.

7. Employee Benefit Plans

Defined Contribution Retirement Savings Plan

The Company has a defined contribution retirement savings plan with a 401(k) feature for all eligible U.S. and Canadian employees not under collective bargaining agreements. The Company matches a portion of the employee’s contribution and may make an additional contribution at its discretion. Contributions charged to expense under the plan for the thirteen weeks ended February 25,

UniFirst Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

2023 and February 26, 2022 were $4.1 million and $3.9 million, respectively. Contributions charged to expense under the plan for the twenty-six weeks ended February 25, 2023 and February 26, 2022 were $9.9 million and $9.5 million, respectively.

Pension Plans and Supplemental Executive Retirement Plans

The Company maintains an unfunded Supplemental Executive Retirement Plan for certain eligible employees of the Company and one frozen non-contributory defined benefit pension plan. The amounts charged to expense related to these plans for the thirteen weeks ended February 25, 2023 and February 26, 2022 were $0.4 million and $0.6 million, respectively. The amounts charged to expense related to these plans for the twenty-six weeks ended February 25, 2023 and February 26, 2022 were $0.9 million and $1.3 million, respectively.

Nonqualified Deferred Compensation Plan

The Company adopted the UniFirst Corporation Deferred Compensation Plan (the “NQDC Plan”) effective on February 1, 2022. The NQDC Plan is an unfunded, nonqualified deferred compensation plan that allows eligible participants to voluntarily defer receipt of their salary and annual cash bonuses up to approved limits. In its discretion, the Company may credit one or more additional contributions to participant accounts. NQDC Plan participants who are not accruing benefits under the Supplemental Executive Retirement Plan are eligible to have discretionary annual employer contributions credited to their NQDC Plan accounts. All participants are also eligible to have employer supplemental contributions and employer discretionary contributions credited to their NQDC Plan accounts. The amounts of such contributions may differ from year to year and from participant to participant. The amounts for employee or employer contributions charged to expense related to the NQDC Plan for the thirteen and twenty-six weeks ended February 25, 2023 were $0.1 million and $0.2 million, respectively. There were no employee or employer contributions charged to expenses related to this plan for the thirteen and twenty-six weeks ended February 26, 2022. The Company, at its discretion, may also elect to transfer funds to a trust account with the intention to fund the future liability. Total NQDC Plan assets were $1.8 million and $0 as of February 25, 2023 and February 26, 2022, respectively, and are included within other long-term assets on the balance sheet.

8. Income Per Share

The Company calculates income per share by allocating income to its unvested participating securities as part of its income per share calculations. The following table sets forth the computation of basic income per share using the two-class method for amounts attributable to the Company’s shares of Common Stock and Class B Common Stock (in thousands, except per share data):

	Thirteen weeks ended		Twenty-six weeks ended
	February 25, 2023	February 26, 2022	February 25, 2023	February 26, 2022
Net income available to shareholders	$17,810	$18,451	$51,767	$52,156
Allocation of net income for Basic:
Common Stock	$14,962	$15,492	$43,488	$43,792
Class B Common Stock	2,848	2,959	8,279	8,364
	$17,810	$18,451	$51,767	$52,156
Weighted average number of shares for Basic:
Common Stock	15,087	15,210	15,084	15,225
Class B Common Stock	3,590	3,635	3,590	3,635
	18,677	18,845	18,674	18,860
Income per share for Basic:
Common Stock	$0.99	$1.02	$2.88	$2.88
Class B Common Stock	$0.79	$0.81	$2.31	$2.30

The Company is required to calculate diluted income per share for Common Stock using the more dilutive of the following two methods:

•
The treasury stock method; or
•
The two-class method assuming a participating security is not exercised or converted.

UniFirst Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

For the thirteen and twenty-six weeks ended February 25, 2023 and February 26, 2022, the Company’s diluted income per share assumes the conversion of all vested Class B Common Stock into Common Stock and uses the two-class method for its unvested participating shares. The following tables set forth the computation of diluted income per share of Common Stock for the thirteen and twenty-six weeks ended February 25, 2023 and February 26, 2022 (in thousands, except per share data):

	Thirteen weeks ended February 25, 2023			Twenty-six weeks ended February 25, 2023
	Earnings to Common Shareholders	Common Shares	Income Per Share	Earnings to Common Shareholders	Common Shares	Income Per Share
As reported - Basic	$14,962	15,087	$0.99	$43,488	15,084	$2.88
Add: effect of dilutive potential common shares
Share-Based Awards	—	90		—	83
Class B Common Stock	2,848	3,590		8,279	3,590
As reported – Diluted	$17,810	18,767	$0.95	$51,767	18,757	$2.76

	Thirteen weeks ended February 26, 2022			Twenty-six weeks ended February 26, 2022
	Earnings to Common Shareholders	Common Shares	Income Per Share	Earnings to Common Shareholders	Common Shares	Income Per Share
As reported - Basic	$15,492	15,210	$1.02	$43,792	15,225	$2.88
Add: effect of dilutive potential common shares
Share-Based Awards	—	122		—	139
Class B Common Stock	2,959	3,635		8,364	3,635
As reported – Diluted	$18,451	18,967	$0.97	$52,156	18,999	$2.75

Share-based awards that would result in the issuance of 23,494 and 56,188 shares, respectively, of Common Stock were excluded from the calculation of diluted income per share for the thirteen and twenty-six weeks ended February 25, 2023 because they were anti-dilutive. Share-based awards that would result in the issuance of 41,364 and 25,722 shares, respectively, of Common Stock were excluded from the calculation of diluted income per share for the thirteen and twenty-six weeks ended February 26, 2022 because they were anti-dilutive.

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

The components of inventory as of February 25, 2023 and August 27, 2022 were as follows (in thousands):

	February 25, 2023	August 27, 2022
Raw materials	$26,234	$25,932
Work in process	3,698	2,876
Finished goods	120,975	122,651
Total inventories	$150,907	$151,459

10. Goodwill and Other Intangible Assets

When the Company acquires a business, the amount assigned to the tangible assets and liabilities and intangible assets acquired is based on their respective fair values determined as of the acquisition date. The excess of the purchase price over the tangible assets and liabilities and intangible assets is recorded as goodwill.

UniFirst Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The changes in the carrying amount of goodwill are as follows (in thousands):

Balance as of August 27, 2022	$457,259
Goodwill recorded during the period	3,944
Other	(153)
Balance as of February 25, 2023	$461,050

Intangible assets, net in the Company’s consolidated balance sheets are as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
February 25, 2023
Customer contracts	$249,749	$203,391	$46,358
Software	78,339	43,510	34,829
Other intangible assets	37,428	35,648	1,780
	$365,516	$282,549	$82,967
August 27, 2022
Customer contracts	$247,721	$198,668	$49,053
Software	75,528	41,637	33,891
Other intangible assets	37,520	35,491	2,029
	$360,769	$275,796	$84,973

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

A reconciliation of the Company’s asset retirement liability for the twenty-six weeks ended February 25, 2023 was as follows (in thousands):

February 25, 2023
Beginning balance as of August 27, 2022	$15,274
Accretion expense	458
Effect of exchange rate changes	177
Balance as of February 25, 2023	$15,909

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

UniFirst Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

the lease term and variable lease costs are recorded as incurred. Both lease expense and variable lease costs are primarily recorded in cost of revenues on the Company's consolidated statements of income. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The following table presents the operating lease cost and information related to the operating lease right-of-use assets, net and operating lease liabilities for the twenty-six weeks ended February 25, 2023:

(In thousands, except lease term and discount rate)
Lease cost
Operating lease costs including short-term lease expense and variable lease costs, which were immaterial in the period	$11,249

Operating cash flow impacts
Cash paid for amounts included in the measurement of operating lease liabilities	$3,317
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	$4,529
Weighted-average remaining lease term - operating leases	4.29
Weighted-average discount rate - operating leases	2.08%

The contractual future minimum lease payments of the Company's operating lease liabilities by fiscal year are as follows as of February 25, 2023:

(In thousands)
2023 (remaining six months)	$8,063
2024	13,461
2025	10,520
2026	8,843
2027	6,731
Thereafter	5,961
Total payments	53,579
Less interest	(3,472)
Total present value of lease payments	$50,107

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

UniFirst Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

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

There is usually a range of reasonable estimates of the costs associated with each site. In accordance with U.S. GAAP, the Company’s accruals reflect the amount within the range that it believes is the best estimate or the low end of a range of estimates if no point within the range is a better estimate. Where it believes that both the amount of a particular liability and the timing of the payments are reliably determinable, the Company adjusts the cost in current dollars using a rate of 3% for inflation until the time of expected payment and discounts the cost to present value using current risk-free interest rates. As of February 25, 2023, the risk-free interest rates utilized by the Company ranged from 3.93% to 4.52%.

For environmental liabilities that have been discounted, the Company includes interest accretion, based on the effective interest method, in selling and administrative expenses on the Company’s consolidated statements of income. The changes to the Company’s environmental liabilities for the twenty-six weeks ended February 25, 2023 were as follows (in thousands):

February 25, 2023
Balance as of August 27, 2022	$32,191
Revisions in estimates	(5)
Costs incurred for which reserves have been provided	(794)
Insurance proceeds	59
Interest accretion	518
Changes in discount rates	(1,655)
Balance as of February 25, 2023	$30,314

UniFirst Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Anticipated payments and insurance proceeds of currently identified environmental remediation liabilities as of February 25, 2023, for the next five fiscal years and thereafter, as measured in current dollars, are reflected below.

(In thousands)	2023	2024	2025	2026	2027	Thereafter	Total
Estimated costs – current dollars	$11,336	$3,051	$1,741	$1,437	$1,250	$14,945	$33,760
Estimated insurance proceeds	(113)	(159)	(173)	(159)	(173)	(230)	(1,007)
Net anticipated costs	$11,223	$2,892	$1,568	$1,278	$1,077	$14,715	$32,753
Effect of inflation							9,906
Effect of discounting							(12,345)
Balance as of February 25, 2023							$30,314

Estimated insurance proceeds are primarily received from an annuity received as part of a legal settlement with an insurance company. Annual proceeds of approximately $0.3 million are deposited into an escrow account which funds remediation and monitoring costs for two sites related to former operations in Williamstown, Vermont. Annual proceeds received but not expended in the current year accumulate in this account and may be used in future years for costs related to this site through the year 2027. As of February 25, 2023, the balance in this escrow account, which is held in a trust and is not recorded in the Company’s consolidated balance sheet, was approximately $4.8 million. Also included in estimated insurance proceeds are amounts the Company is entitled to receive pursuant to legal settlements as reimbursements from three insurance companies for estimated costs at the site in Uvalde, Texas.

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

The Company is subject to two claims made by former employees in September 2022 alleging damages under the Fair Labor Standards Act. The claims are expected to be resolved for nominal amounts.

UniFirst Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

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

Effective tax rate

The Company’s effective tax rate for the thirteen weeks ended February 25, 2023 was 24.6% as compared to 19.0% for the corresponding period in the prior year. The Company’s effective tax rate for the twenty-six weeks ended February 25, 2023 was 25.0% as compared to 22.7% for the corresponding period in the prior year. The increase in the effective tax rate for the thirteen and twenty-six weeks ended February 25, 2023 as compared to the corresponding periods in the prior year was due primarily to the release of $1.2 million of certain tax reserves in each of the prior year comparable periods.

Uncertain tax positions

The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense, which is consistent with the recognition of these items in prior reporting periods. During the twenty-six weeks ended February 25, 2023, there was a net increase in unrecognized tax position of $0.1 million related to existing reserves.

All U.S. and Canadian federal income tax statutes have lapsed for filings up to and including fiscal years 2017 and 2015, respectively. With a few exceptions, the Company is no longer subject to state and local income tax examinations for periods prior to fiscal 2018. The Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change significantly in the next 12 months.

14. Long-Term Debt

On March 26, 2021, the Company entered into an amended and restated $175.0 million unsecured revolving credit agreement (as subsequently amended, the “Credit Agreement”) with a syndicate of banks, which matures on March 26, 2026. The Credit Agreement amended and restated the Company’s prior credit agreement, which was scheduled to mature on April 11, 2021. Under the Credit Agreement, the Company is able to borrow funds at variable interest rates based on, at the Company’s election, the Eurodollar rate or a base rate, plus in each case a spread based on the Company’s consolidated funded debt ratio. Availability of credit requires compliance with certain financial and other covenants, including a maximum consolidated funded debt ratio and minimum consolidated interest coverage ratio as defined in the Credit Agreement. The Company tests its compliance with these financial covenants on a fiscal quarterly basis. As of February 25, 2023, the interest rates applicable to the Company’s borrowings under the Credit Agreement would be calculated as LIBOR plus 1.00% at the time of the respective borrowing. The Credit Agreement includes provisions for the phasing out of LIBOR to the SOFR. As of February 25, 2023, the Company had no outstanding borrowings and had outstanding letters of credit amounting to $66.5 million, leaving $108.5 million available for borrowing under the Credit Agreement.

As of February 25, 2023, the Company was in compliance with all covenants under the Credit Agreement.

UniFirst Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Subsequent to the end of the second fiscal quarter of 2023, the Company exercised the accordion feature of the Credit Agreement pursuant to an amendment to the Credit Agreement. The exercise of the accordion feature increases the aggregate commitments under the Credit Agreement by $100.0 million, for a total aggregate commitment of up to $275.0 million. In addition, the amendment provides for the replacement of LIBOR with SOFR such that borrowings are based on, at the Company’s election, the SOFR rate or a base rate, plus in each case a spread based on the Company’s consolidated funded debt ratio. Subsequent to the end of the second fiscal quarter of 2023, the Company borrowed $80.0 million under its Credit Agreement to finance the acquisition of Clean and fund its day-to-day operations. The amendment also refreshed the accordion feature, so that, provided there is no default or event of default under the Credit Agreement and the Company is in compliance with its financial covenants on a pro forma basis, the Company may request an increase in the aggregate commitments under the Credit Agreement (in the form of revolving or term tranches) of up to an additional $100.0 million, for a total aggregate commitment of up to $375.0 million.

15. Accumulated Other Comprehensive Loss

The changes in each component of accumulated other comprehensive loss, net of tax, for the thirteen and twenty-six weeks ended February 25, 2023 and February 26, 2022 were as follows (in thousands):

	Thirteen weeks ended February 25, 2023
	Foreign Currency Translation	Pension- related (1)	Derivative Financial Instruments (1)	Total Accumulated Other Comprehensive Loss
Balance as of November 26, 2022	$(26,581)	$452	$113	$(26,016)
Other comprehensive (loss) income before reclassification	(1,473)	—	84	(1,389)
Amounts reclassified from accumulated other comprehensive loss	—	—	(25)	(25)
Net current period other comprehensive (loss) income	(1,473)	—	59	(1,414)
Balance as of February 25, 2023	$(28,054)	$452	$172	$(27,430)

	Twenty-six weeks ended February 25, 2023
	Foreign Currency Translation	Pension- related (1)	Derivative Financial Instruments (1)	Total Accumulated Other Comprehensive Loss
Balance as of August 27, 2022	$(24,803)	$452	$61	$(24,290)
Other comprehensive income (loss) before reclassification	(3,251)	—	156	(3,095)
Amounts reclassified from accumulated other comprehensive loss	—	—	(45)	(45)
Net current period other comprehensive (loss) income	(3,251)	—	111	(3,140)
Balance as of February 25, 2023	$(28,054)	$452	$172	$(27,430)

	Thirteen weeks ended February 26, 2022
	Foreign Currency Translation	Pension- related (1)	Derivative Financial Instruments (1)	Total Accumulated Other Comprehensive Loss
Balance as of November 27, 2021	$(20,600)	$(7,066)	$78	$(27,588)
Other comprehensive (loss) income before reclassification	1,149	—	(40)	1,109
Amounts reclassified from accumulated other comprehensive loss	—	—	(15)	(15)
Net current period other comprehensive (loss) income	1,149	—	(55)	1,094
Balance as of February 26, 2022	$(19,451)	$(7,066)	$23	$(26,494)

UniFirst Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

	Twenty-six weeks ended February 26, 2022
	Foreign Currency Translation	Pension- related (1)	Derivative Financial Instruments (1)	Total Accumulated Other Comprehensive Loss
Balance as of August 28, 2021	$(17,801)	$(7,066)	$31	$(24,836)
Other comprehensive income (loss) before reclassification	(1,650)	—	45	(1,605)
Amounts reclassified from accumulated other comprehensive loss	—	—	(53)	(53)
Net current period other comprehensive (loss) income	(1,650)	—	(8)	(1,658)
Balance as of February 26, 2022	$(19,451)	$(7,066)	$23	$(26,494)
(1)
Amounts are shown net of tax

Amounts reclassified from accumulated other comprehensive loss, net of tax, for the thirteen and twenty-six weeks ended February 25, 2023 and February 26, 2022 were as follows (in thousands):

	Thirteen weeks ended		Twenty-six weeks ended
	February 25, 2023	February 26, 2022	February 25, 2023	February 26, 2022
Derivative financial instruments, net:
Forward contracts (a)	$(25)	$(15)	$(45)	$(53)
Total, net of tax	(25)	(15)	(45)	(53)

Total amounts reclassified, net of tax	$(25)	$(15)	$(45)	$(53)

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

The U.S. and Canadian Rental and Cleaning reporting segment purchases, rents, cleans, delivers and sells uniforms and protective clothing and non-garment items in the U.S. and Canada. The laundry locations of the U.S. and Canadian Rental and Cleaning reporting segment are referred to by the Company as “industrial laundries” or “industrial laundry locations.”

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

The Company refers to the U.S. and Canadian Rental and Cleaning, MFG, and Corporate reporting segments combined as its “Core Laundry Operations,” which is included as a subtotal in the following table (in thousands):

Thirteen weeks ended	U.S. and Canadian Rental and Cleaning	MFG	Net Interco MFG Elim	Corporate	Subtotal Core Laundry Operations	Specialty Garments	First Aid	Total
February 25, 2023
Revenues	$463,803	$74,231	$(74,231)	$13,247	$477,050	$42,127	$23,514	$542,691
Operating income (loss)	$64,010	$22,252	$(6,008)	$(66,612)	$13,642	$8,045	$(977)	$20,710
Interest income, net	$(1,025)	$—	$—	$(2,006)	$(3,031)	$—	$—	$(3,031)
Income (loss) before taxes	$65,051	$22,127	$(6,008)	$(64,812)	$16,358	$8,247	$(978)	$23,627
February 26, 2022
Revenues	$424,896	$65,618	$(65,618)	$8,160	$433,056	$35,538	$18,102	$486,696
Operating income (loss)	$59,914	$14,826	$1,545	$(57,540)	$18,745	$3,850	$18	$22,613
Interest (income) expense, net	$(814)	$—	$—	$63	$(751)	$—	$—	$(751)
Income (loss) before taxes	$60,711	$14,711	$1,545	$(58,067)	$18,900	$3,849	$21	$22,770

Twenty-six weeks ended
February 25, 2023
Revenues	$926,627	$151,742	$(151,742)	$27,821	$954,448	$86,206	$43,835	$1,084,489
Operating income (loss)	$146,655	$45,554	$(12,791)	$(131,945)	$47,473	$18,228	$(1,573)	$64,128
Interest income, net	$(2,045)	$—	$—	$(3,755)	$(5,800)	$—	$—	$(5,800)
Income (loss) before taxes	$148,627	$45,331	$(12,791)	$(129,004)	$52,163	$18,437	$(1,577)	$69,023
February 26, 2022
Revenues	$844,949	$156,343	$(156,343)	$16,953	$861,902	$75,022	$35,936	$972,860
Operating income (loss)	$133,839	$38,851	$(6,054)	$(111,384)	$55,252	$12,479	$(328)	$67,403
Interest (income) expense, net	$(1,480)	$—	$—	$81	$(1,399)	$—	$—	$(1,399)
Income (loss) before taxes	$135,281	$38,677	$(6,054)	$(112,057)	$55,847	$11,954	$(329)	$67,472

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

On October 18, 2021, the Company’s Board of Directors authorized a share repurchase program to repurchase from time to time up to $100.0 million of its outstanding shares of Common Stock, inclusive of the amount which remained available under the existing share repurchase program approved on January 2, 2019. Repurchases made under the program, if any, will be made in either the open market or in privately negotiated transactions. The timing, manner, price and amount of any repurchases will depend on a variety of factors, including economic and market conditions, the Company stock price, corporate liquidity requirements and priorities, applicable legal requirements and other factors. The share repurchase program has been funded to date with the Company’s available cash and will be funded in the future using the Company's available cash or capacity under its Credit Agreement and may be suspended or discontinued at any time. During the thirteen and twenty-six weeks ended February 25, 2023, the Company did not repurchase any shares. During the thirteen and twenty-six weeks ended February 26, 2022, the Company repurchased 52,500 and 75,250 shares for an average price per share of $190.37 and $167.54, respectively, under the share repurchase program. As of February 25, 2023, the Company had $63.6 million remaining to repurchase under the share repurchase program.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and any documents incorporated by reference may contain forward-looking statements within the meaning of the federal securities laws. Forward-looking statements contained in this Quarterly Report on Form 10-Q and any documents incorporated by reference are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words such as “estimates,” “anticipates,” “projects,” “plans,” “expects,” “intends,” “believes,” “seeks,” “could,” “should,” “may,” “will,” “strategy,” “objective,” “assume,” “strive,” “design,” “assumption,” “vision” or the negative versions thereof, and similar expressions and by the context in which they are used. Such forward-looking statements are based upon our current expectations and speak only as of the date made. Such statements are highly dependent upon a variety of risks, uncertainties and other important factors that could cause actual results to differ materially from those reflected in such forward-looking statements. Such factors include, but are not limited to, uncertainties caused by an economic recession or other adverse economic conditions, including, without limitation, as a result of continued high inflation rates or further increases in inflation or interest rates or extraordinary events or circumstances such as geopolitical conflicts like the conflict between Russia and Ukraine or the COVID-19 pandemic, and their impact on our customers’ businesses and workforce levels, disruptions of our business and operations, including limitations on, or closures of, our facilities, or the business and operations of our customers or suppliers in connection with extraordinary events or circumstances such as the COVID-19 pandemic, uncertainties regarding our ability to consummate and successfully integrate acquired businesses, including Clean Uniform ("Clean"), and the performance of such businesses, uncertainties regarding any existing or newly-discovered expenses and liabilities related to environmental compliance and remediation, any adverse outcome of pending or future contingencies or claims, our ability to compete successfully without any significant degradation in our margin rates, seasonal and quarterly fluctuations in business levels, our ability to preserve positive labor relationships and avoid becoming the target of corporate labor unionization campaigns that could disrupt our business, the effect of currency fluctuations on our results of operations and financial condition, our dependence on third parties to supply us with raw materials, which such supply could be severely disrupted as a result of extraordinary events or circumstances such as the COVID-19 pandemic or the conflict between Russia and Ukraine, any loss of key management or other personnel, increased costs as a result of any changes in federal, state, international or other laws, rules and regulations or governmental interpretation of such laws, rules and regulations, uncertainties regarding, or adverse impacts from continued high price levels of natural gas, electricity, fuel and labor or increases in such costs, the negative effect on our business from sharply depressed oil and natural gas prices, including, without limitation, as a result of extraordinary events or circumstances such as the COVID-19 pandemic, the continuing increase in domestic healthcare costs, increased workers’ compensation claim costs, increased healthcare claim costs, including as a result of extraordinary events or circumstances such as the COVID-19 pandemic, our ability to retain and grow our customer base, demand and prices for our products and services, fluctuations in our Specialty Garments business, political or other instability, supply chain disruption or infection among our employees in Mexico and Nicaragua where our principal garment manufacturing plants are located, including, without limitation, as a result of extraordinary events or circumstances such as the COVID-19 pandemic, our ability to properly and efficiently design, construct, implement and operate a new customer relationship management (“CRM”) computer system and an enterprise resource planning ("ERP") computer system, interruptions or failures of our information technology systems, including as a result of cyber-attacks, additional professional and internal costs necessary for compliance with any changes in or additional Securities and Exchange Commission ("SEC"), New York Stock Exchange and accounting or other rules, including, without limitation, recent rules proposed by the SEC regarding climate-related and cybersecurity-related disclosures, strikes and unemployment levels, our efforts to evaluate and potentially reduce internal costs, economic and other developments associated with the war on terrorism and its impact on the economy, the impact of foreign trade policies and tariffs or other impositions on imported goods on our business, results of operations and financial condition, general economic conditions, our ability to successfully implement our business strategies and processes, including our capital allocation strategies, our ability to successfully remediate the material weakness in internal control over financial reporting disclosed in our Annual Report on Form 10-K for the year ended August 27, 2022 and the other factors described under “Part I, Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended August 27, 2022 and in our other filings with the SEC, including, without limitation, under Part II, Item 1A. "Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. We undertake no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made.

Business Overview

UniFirst Corporation, together with its subsidiaries, hereunder referred to as “we”, “our”, the “Company”, or “UniFirst”, is one of the largest providers of workplace uniforms and protective work wear clothing in the U.S. We design, manufacture, personalize, rent, clean, deliver, and sell a wide range of uniforms and protective clothing, including shirts, pants, jackets, coveralls, lab coats, smocks, aprons and specialized protective wear, such as flame resistant and high visibility garments. We also rent and sell industrial wiping products, floor mats, facility service products and other non-garment items, and provide restroom and cleaning supplies and first aid cabinet services and other safety supplies as well as provide certain safety training to a variety of manufacturers, retailers and service companies.

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

We continue to expand into additional geographic markets through acquisitions and organic growth. We currently service over 300,000 customer locations in the U.S., Canada and Europe from over 260 customer service, distribution and manufacturing facilities.

As mentioned and described in Note 16, “Segment Reporting,” to our Consolidated Financial Statements, we have five reporting segments: U.S. and Canadian Rental and Cleaning, Manufacturing ("MFG"), Corporate, Specialty Garments and First Aid. We refer to the laundry locations of the U.S. and Canadian Rental and Cleaning reporting segment as “industrial laundries” or “industrial laundry locations”, and to the U.S. and Canadian Rental and Cleaning, MFG, and Corporate reporting segments combined as our “Core Laundry Operations.”

Critical Accounting Policies and Estimates

The discussion of our financial condition and results of operations is based upon the Consolidated Financial Statements, which have been prepared in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”). As such, management is required to make certain estimates, judgments and assumptions that are believed to be reasonable based on the information available. These estimates and assumptions affect the reported amount of assets and liabilities, revenues and expenses, and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results may differ from these estimates under different assumptions or conditions.

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

Effects of Inflation and Current Economic Conditions

In general, we believe that our results of operations are not dependent on moderate changes in the inflation rate. Historically, we have been able to manage the impacts of more significant changes in inflation rates through our customer relationships, customer agreements that generally provide for price increases and continued focus on improvements of operational productivity. However, the current inflationary environment has had a negative impact on our margins, including as a result of increased energy costs for our vehicles and our plants, as well as increasing wages in the labor markets in which we compete. Inflation could continue to pressure our margins in future periods. In addition, in response to the concerns over inflation risk in the broader U.S. economy, the U.S. Federal Reserve has been steadily increasing its benchmark interest rate since March 2022 and has signaled that additional rate increases will continue in 2023. It is possible that increases in interest rates may ultimately result in an economic recession, which could have a material adverse impact on our business. Adverse economic conditions resulting from inflationary pressures, U.S. Federal Reserve actions, geopolitical issues or otherwise are difficult to predict and may have a material adverse impact on our business, results of operations and financial condition.

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

Results of Operations

The following table presents certain selected financial data, including the percentage of revenues represented by each item, for the thirteen and twenty-six weeks ended February 25, 2023 and February 26, 2022.

	Thirteen weeks ended					Twenty-six weeks ended
(In thousands, except percentages)	February 25, 2023	% of Revenues	February 26, 2022	% of Revenues	% Change	February 25, 2023	% of Revenues	February 26, 2022	% of Revenues	% Change
Revenues	$542,691	100.0%	$486,696	100.0%	11.5%	$1,084,489	100.0%	$972,860	100.0%	11.5%
Operating expenses:
Cost of revenues (1)	369,896	68.2	324,816	66.7	13.9	723,868	66.7	634,946	65.3	14.0
Selling and administrative expenses (1)	122,190	22.5	112,406	23.1	8.7	239,553	22.1	216,794	22.3	10.5
Depreciation and amortization	29,895	5.5	26,861	5.5	11.3	56,940	5.3	53,717	5.5	6.0
Total operating expenses	521,981	96.2	464,083	95.4	12.5	1,020,361	94.1	905,457	93.1	12.7
Operating income	20,710	3.8	22,613	4.6	(8.4)	64,128	5.9	67,403	6.9	(4.9)
Other income, net	(2,917)	(0.5)	(157)	(0.0)	1,758.0	(4,895)	(0.5)	(69)	(0.0)	6,994.2
Income before income taxes	23,627	4.4	22,770	4.7	3.8	69,023	6.4	67,472	6.9	2.3
Provision for income taxes	5,817	1.1	4,319	0.9	34.7	17,256	1.6	15,316	1.6	12.7
Net income	$17,810	3.3%	$18,451	3.8%	(3.5)%	$51,767	4.8%	$52,156	5.4%	(0.7)%

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

Our operating results are also directly impacted by the costs of the gasoline used to fuel our vehicles and the natural gas used to operate our plants. Our operating margins have been, and may continue to be, adversely impacted by the recent volatility in energy prices. In addition, as described above, the current inflationary environment has had a negative impact on our margins, and could continue to pressure our margins in future periods.

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

In fiscal 2018, we initiated a multiyear CRM project to further develop, implement and deploy a third-party application we licensed. This new solution improves functionality, capability and information flow and increases automation in servicing our customers. As of February 25, 2023, we capitalized $43.9 million related to this CRM project. We began deployment of our new CRM system during the second half of fiscal 2021 and anticipate that deployment will continue through fiscal 2023. We are depreciating this system over a 10-year life and recognized $0.8 million and $1.6 million of amortization expense during the thirteen and twenty-six weeks ended February 25, 2023, respectively.

In fiscal 2022, we initiated a multiyear ERP project with a strong focus on supply chain and procurement automation and technology. We believe that this initiative will become the core of the UniFirst technology footprint and will integrate and complement the capabilities of the CRM system that we are currently deploying. We expect this system and the supply chain and procurement capabilities that it will provide will enable more efficient back-end processes and improved demand forecasting and allow us to more effectively respond to and mitigate the types of supply chain challenges we experienced during the pandemic and continue to experience primarily as a result of the inflationary environment.

Over the next few years, we intend to be focused on three discrete strategic initiatives that are critical to our efforts to transform the Company in terms of our overall capabilities and competitive positioning. These initiatives are the continued rollout of our new CRM system (discussed above), the implementation of the ERP system (discussed above) and investments in the UniFirst brand. We refer to these initiatives together as our “Key Initiatives”. For the thirteen and twenty-six weeks ended February 25, 2023, we incurred $9.1 million and $19.1 million, respectively, of costs directly attributable to our Key Initiatives. For the thirteen and twenty-six weeks ended February 26, 2022, we incurred $6.7 million and $12.7 million, respectively, of costs directly attributable to our Key Initiatives.

On October 25, 2022, we announced that we will be raising our quarterly dividend to $0.31 per share of Common Stock and to $0.248 per share of Class B Common Stock, up from $0.30 and $0.24 per share, respectively. The amount and timing of any dividend payment is subject to the approval of our Board of Directors each quarter.

On October 18, 2021, our Board of Directors authorized a share repurchase program to repurchase from time to time up to $100.0 million of our outstanding shares of Common Stock, inclusive of the amount which remained available under the existing share repurchase program approved on January 2, 2019. Repurchases made under the program, if any, will be made in either the open market or in privately negotiated transactions. The timing, manner, price and amount of any repurchases will depend on a variety of factors, including economic and market conditions, the Company stock price, corporate liquidity requirements and priorities, applicable legal requirements and other factors. The share repurchase program has been funded to date with our available cash and will be funded in the future using our available cash or capacity under our Credit Agreement (defined below) and may be suspended or discontinued at any time. During the twenty-six weeks ended February 25, 2023, we did not repurchase any shares. During the thirteen and twenty-six weeks ended February 26, 2022, we repurchased 52,500 and 75,250 shares, respectively, for an average price per share of $190.37 and $167.54, respectively, under the share repurchase program. As of February 25, 2023, we had $63.6 million remaining to repurchase under our share repurchase program.

On March 9, 2023, we exercised the accordion feature of the Credit Agreement pursuant to an amendment to the Credit Agreement. The exercise of the accordion feature increases the aggregate commitments under the Credit Agreement by $100.0 million, for a total aggregate commitment of up to $275.0 million. In addition, the amendment provides for the replacement of LIBOR with SOFR such that borrowings are based on, at the Company’s election, the SOFR rate or a base rate, plus in each case a spread based on the Company’s consolidated funded debt ratio. The amendment also refreshed the accordion feature, so that, provided there is no default or event of default under the Credit Agreement and we are in compliance with our financial covenants on a pro forma basis, we may request an increase in the aggregate commitments under the Credit Agreement (in the form of revolving or term tranches) of up to an additional $100.0 million, for a total aggregate commitment of up to $375.0 million.

On March 13, 2023, we completed our previously announced acquisition of the business and certain real estate assets of Clean from Clean Holdco, Inc. and certain of its affiliates for an aggregate purchase price of approximately $300 million. Clean is a uniform, workwear and facility service program provider with 11 locations covering Missouri, Illinois, Arkansas, Kansas and Oklahoma. The results of operations from Clean will be included in our results under the Core Laundry Operations’ segment subsequent to the acquisition date of March 13, 2023. We paid for the acquisition of Clean with cash on hand and borrowings under the Credit Agreement.

Thirteen weeks ended February 25, 2023 compared with thirteen weeks ended February 26, 2022

Revenues

(In thousands, except percentages)	February 25, 2023	February 26, 2022	Dollar Change	Percent Change
Core Laundry Operations	$477,050	$433,056	$43,994	10.2%
Specialty Garments	42,127	35,538	6,589	18.5%
First Aid	23,514	18,102	5,412	29.9%
Consolidated total	$542,691	$486,696	$55,995	11.5%

The increase in consolidated revenues of 11.5% during the second quarter of fiscal 2023 compared to the prior year comparable period was due primarily to growth in our Core Laundry Operations’ of 10.2%. The increase in our Core Laundry Operations’ was due to organic growth of 10.1%, effect of Canadian dollar exchange rate changes on our revenues of (0.3)%, and acquisition related growth of 0.4%. The Core Laundry Operations’ strong organic growth rate was primarily the result of pricing efforts over the last year to share with our customers the cost increases that we have incurred in our business due to the ongoing inflationary environment.

Specialty Garments revenues in the second quarter of fiscal 2023 increased compared to the prior year comparable period. Cleanroom revenue growth accounted for growth of 8.1% and the North American nuclear operations accounted for growth of 10.4% due primarily to increased project work in second quarter of fiscal 2023. Specialty Garments’ results are often affected by seasonality and the timing and length of our customers’ power reactor outages as well as our project-based activities.

First Aid revenues in the second quarter of fiscal 2023 increased compared to the prior year comparable period. Increased activity in the wholesale distribution business accounted for growth of 21.5% and the van business accounted for growth of 8.4%.

Cost of Revenues

(In thousands, except percentages)	February 25, 2023	February 26, 2022	Dollar Change	Percent Change
Cost of revenues	$369,896	$324,816	$45,080	13.9%
% of Revenues	68.2%	66.7%

The increase in consolidated costs of revenues of 13.9% during the second quarter of fiscal 2023 compared to the prior year comparable period was due primarily to the impact of the revenue growth, mentioned above. In addition, cost of revenues increased due to an increase in Core Laundry Operations’ merchandise expense as a percentage of revenues of 1.7% due to the inflationary effect on the cost of our products as well as higher levels of merchandise put in service with our customers.

Selling and Administrative Expenses

(In thousands, except percentages)	February 25, 2023	February 26, 2022	Dollar Change	Percent Change
Selling and administrative expenses	$122,190	$112,406	$9,784	8.7%
% of Revenues	22.5%	23.1%

The increase in selling and administrative costs of 8.7% during the second quarter of fiscal 2023 compared to the prior year comparable period was due primarily to increased support for the revenue growth, mentioned above. Also contributing to the increase was an additional $2.4 million of costs to support our Key Initiatives compared to the prior year comparable period and $2.0 million of Clean acquisition-related costs in the second quarter of fiscal 2023.

Depreciation and Amortization

(In thousands, except percentages)	February 25, 2023	February 26, 2022	Dollar Change	Percent Change
Depreciation and amortization	$29,895	$26,861	$3,034	11.3%
% of Revenues	5.5%	5.5%

Depreciation and amortization expense increased by 11.3% but remained relatively consistent with the prior year comparable period as a percentage of revenues. The increase was due primarily to continued investment in our technology capabilities and infrastructure to support our Key Initiatives and future growth.

Operating Income

For the thirteen weeks ended February 25, 2023 and February 26, 2022, changes in our revenues and costs as discussed above resulted in the following changes in our operating income and margin:

(In thousands, except percentages)	February 25, 2023	February 26, 2022	Dollar Change	Percent Change
Core Laundry Operations	$13,642	$18,745	$(5,103)	(27.2)%
Specialty Garments	8,045	3,850	4,195	109.0%
First Aid	(977)	18	(995)	(5527.8)%
Operating income	$20,710	$22,613	$(1,903)	(8.4)%
Operating income margin	3.8%	4.6%

Other Income, net

(In thousands, except percentages)	February 25, 2023	February 26, 2022	Dollar Change	Percent Change
Interest income, net	$(3,031)	$(751)	$(2,280)	303.6%
Other (income) expense, net	114	594	(480)	(80.8)%
Total other income, net	$(2,917)	$(157)	$(2,760)	1758.0%

The increase in other income, net during the second quarter of fiscal 2023 as compared to the prior year comparable period was due primarily to increases in interest income earned on our cash reserves and short-term investments as a result of rising interest rates.

Provision for Income Taxes

(In thousands, except percentages)	February 25, 2023	February 26, 2022	Dollar Change	Percent Change
Provision for income taxes	$5,817	$4,319	$1,498	34.7%
Effective income tax rate	24.6%	19.0%

The increase in the effective tax rate for the thirteen weeks ended February 25, 2023 as compared to the corresponding period in the prior year was due primarily to the impact of higher tax benefits primarily related to the release of $1.2 million of tax reserves during the thirteen weeks ended February 26, 2022.

Twenty-six weeks ended February 25, 2023 compared with twenty-six weeks ended February 26, 2022

Revenues

(In thousands, except percentages)	February 25, 2023	February 26, 2022	Dollar Change	Percent Change
Core Laundry Operations	$954,448	$861,902	$92,546	10.7%
Specialty Garments	86,206	75,022	11,184	14.9%
First Aid	43,835	35,936	7,899	22.0%
Consolidated total	$1,084,489	$972,860	$111,629	11.5%

The increase in consolidated revenues of 11.5% during the twenty-six weeks ended February 25, 2023 compared to the prior year comparable period was due primarily to growth in our Core Laundry Operations’ of 10.7%. The increase in our Core Laundry Operations’ was due to organic growth of 10.5%, effect of Canadian dollar exchange rate changes on our revenues of (0.5)%, and acquisition related growth of 0.7%. The Core Laundry Operations’ strong organic growth rate was primarily the result of pricing efforts over the last year to share with our customers the cost increases that we have incurred in our business due to the ongoing inflationary environment.

Specialty Garments revenues in the first half of fiscal 2023 increased compared to the prior year comparable period. Cleanroom revenue growth accounted for growth of 8.7% and the North American nuclear operations accounted for growth of 6.2% due primarily to increased project work in fiscal 2023. Specialty Garments’ results are often affected by seasonality and the timing and length of our customers’ power reactor outages as well as our project-based activities.

First Aid revenues in the first half of fiscal 2023 increased compared to the prior year comparable period. Increased activity in the wholesale distribution business accounted for growth of 13.1% and the van business accounted for growth of 8.9%.

Cost of Revenues

(In thousands, except percentages)	February 25, 2023	February 26, 2022	Dollar Change	Percent Change
Cost of revenues	$723,868	$634,946	$88,922	14.0%
% of Revenues	66.7%	65.3%

The increase in consolidated costs of revenues of 14.0% during the twenty-six weeks ended February 25, 2023 compared to the prior year comparable period was due primarily to the impact of the revenue growth, as mentioned above. In addition, cost of revenues increased due to an increase in Core Laundry Operations’ merchandise expense as a percentage of revenues of 1.4% due to the inflationary effect on the cost of our products as well as higher levels of merchandise put in service with our customers.

Selling and Administrative Expenses

(In thousands, except percentages)	February 25, 2023	February 26, 2022	Dollar Change	Percent Change
Selling and administrative expenses	$239,553	$216,794	$22,759	10.5%
% of Revenues	22.1%	22.3%

The increase in selling and administrative costs of 10.5% during the twenty-six weeks ended February 25, 2023 compared to the prior year comparable period was due primarily to increased support for the revenue growth, mentioned above. Also contributing to the increase was an additional $6.4 million of costs to support our Key Initiatives compared to the prior year comparable period and $2.0 million of Clean acquisition-related costs in fiscal 2023.

Depreciation and Amortization

(In thousands, except percentages)	February 25, 2023	February 26, 2022	Dollar Change	Percent Change
Depreciation and amortization	$56,940	$53,717	$3,223	6.0%
% of Revenues	5.3%	5.5%

Depreciation and amortization expense increased by 6.0% but remained relatively consistent with the prior year comparable period as a percentage of revenues. The increase was due primarily to continued investment in our technology capabilities and infrastructure to support our Key Initiatives and future growth.

Operating Income

For the twenty-six weeks ended February 25, 2023 and February 26, 2022, changes in our revenues and costs as discussed above resulted in the following changes in our operating income and margin:

(In thousands, except percentages)	February 25, 2023	February 26, 2022	Dollar Change	Percent Change
Core Laundry Operations	$47,473	$55,252	$(7,779)	(14.1)%
Specialty Garments	18,228	12,479	5,749	46.1%
First Aid	(1,573)	(328)	(1,245)	379.6%
Operating income	$64,128	$67,403	$(3,275)	(4.9)%
Operating income margin	5.9%	6.9%

Other Income, net

(In thousands, except percentages)	February 25, 2023	February 26, 2022	Dollar Change	Percent Change
Interest income, net	$(5,800)	$(1,399)	$(4,401)	314.6%
Other expense, net	905	1,330	(425)	(32.0)%
Total other income, net	$(4,895)	$(69)	$(4,826)	6994.2%

The increase in other income, net during the twenty-six weeks ended February 25, 2023 as compared to the prior year comparable period was due primarily to increases in interest income earned on our cash reserves and short-term investments as a result of rising interest rates.

Provision for Income Taxes

(In thousands, except percentages)	February 25, 2023	February 26, 2022	Dollar Change	Percent Change
Provision for income taxes	$17,256	$15,316	$1,940	12.7%
Effective income tax rate	25.0%	22.7%

The increase in the effective tax rate for the twenty-six weeks ended February 25, 2023 as compared to the corresponding period in the prior year was due primarily to the impact of higher tax benefits related primarily to the release of $1.2 million of certain tax reserves during the twenty-six weeks ended February 26, 2022.

Liquidity and Capital Resources

General

Cash and cash equivalents and short-term investments totaled $345.1 million as of February 25, 2023, a decrease from $376.4 million as of prior fiscal year end. We generated $64.2 million and $44.9 million in cash from operating activities in the twenty-six weeks ended February 25, 2023 and February 26, 2022, respectively. The increase was primarily due to lower working capital needs of the business. During the twenty-six weeks ended February 25, 2023, we continued to invest in our business with capital expenditures totaling $74.8 million.

On March 13, 2023, we completed our previously announced acquisition of the business and certain real estate assets of Clean and certain of its affiliates for an aggregate purchase price of approximately $300 million. Clean is a uniform, workwear and facility service program provider with 11 locations covering Missouri, Illinois, Arkansas, Kansas and Oklahoma. We borrowed $80.0 million from our Credit Agreement (as defined below) subsequent to the end of the second quarter of fiscal 2023 to finance the acquisition of Clean and fund our day-to-day operations.

On March 9, 2023, we exercised the accordion feature of the Credit Agreement pursuant to an amendment to the Credit Agreement. The exercise of the accordion feature increases the aggregate commitments under the Credit Agreement by $100.0 million, for a total aggregate commitment of up to $275.0 million. In addition, the amendment provides for the replacement of LIBOR with SOFR such that borrowings are based on, at our election, the SOFR rate or a base rate, plus in each case a spread based on our consolidated funded debt ratio. The amendment also refreshed the accordion feature, so that, provided there is no default or event of default under the Credit Agreement and we are in compliance with our financial covenants on a pro forma basis, we may request an increase in the aggregate commitments under the Credit Agreement (in the form of revolving or term tranches) of up to an additional $100.0 million, for a total aggregate commitment of up to $375.0 million.

Pursuant to our share repurchase program, we did not repurchase any shares of our Common Stock during the twenty-six weeks ended February 25, 2023.

We believe, although there can be no assurance, that our current cash, cash equivalents and short-term investments balances, our cash generated from future operations and amounts available under our Credit Agreement will be sufficient to meet our current anticipated working capital and capital expenditure requirements for at least the next 12 months and address related liquidity needs.

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

Sources and uses of cash flows for the twenty-six weeks ended February 25, 2023 and February 26, 2022, respectively, are summarized as follows:

(In thousands, except percentages)	February 25, 2023	February 26, 2022	Percent Change
Net cash provided by operating activities	$64,169	$44,893	42.9%
Net cash used in investing activities	(182,561)	(102,476)	78.2%
Net cash used in financing activities	(13,753)	(28,542)	(51.8)%
Effect of exchange rate changes	(156)	(856)	(81.8)%
Net decrease in cash and cash equivalents	$(132,301)	$(86,981)	52.1%

Net Cash Provided by Operating Activities

The net cash provided by operating activities during the twenty-six weeks ended February 25, 2023 increased as compared to the prior year comparable period due to a positive impact from inventories of $17.9 million. The positive impact from inventories was due primarily to a build in inventories in prior year that was not duplicated in 2023. Also contributing to the increase was a positive impact from prepaid and accrued income taxes of $6.4 million. The positive impact from prepaid and accrued income taxes was due primarily to the timing of federal and state income tax payments.

Net Cash Used in Investing Activities

The net increase in cash used in investing activities during the twenty-six weeks ended February 25, 2023 was due primarily to the initial purchases of certificates of deposit during the first quarter of fiscal 2023 at a cost of $107.0 million. There was also an increase in capital expenditures of $14.7 million as compared to the prior year comparable period. This was partially offset by a decrease in acquisition related activity of $35.2 million and maturities of certificates of deposit during the second quarter of fiscal 2023 of $6.0 million as compared to the prior year comparable period.

Net Cash Used in Financing Activities

The decrease in net cash used in financing activities during the twenty-six weeks ended February 25, 2023 was due primarily to no Common Stock repurchases during the twenty-six weeks ended February 25, 2023 as compared to $14.8 million of repurchases in the prior year comparable period. Furthermore, there was also a decrease in taxes withheld and paid related to net-share settlement of equity awards of $1.0 million. This was partially offset by an increase in dividends paid of $1.0 million.

Long-Term Debt and Borrowing Capacity

On March 26, 2021, we entered into an amended and restated $175.0 million unsecured revolving credit agreement (as subsequently amended, the “Credit Agreement”) with a syndicate of banks, which matures on March 26, 2026. The Credit Agreement amended and restated our prior credit agreement, which was scheduled to mature on April 11, 2021. Under the Credit Agreement, we are able to borrow funds at variable interest rates based on, at our election, the Eurodollar rate or a base rate, plus in each case a spread based on our consolidated funded debt ratio. Availability of credit requires compliance with certain financial and other covenants, including a maximum consolidated funded debt ratio and minimum consolidated interest coverage ratio as defined in the Credit Agreement. We test our compliance with these financial covenants on a fiscal quarterly basis. As of February 25, 2023, the interest rates applicable to our borrowings under the Credit Agreement would be calculated as LIBOR plus 1.00% at the time of the respective borrowing. The Credit Agreement includes provisions for the phasing out of LIBOR to SOFR. As of February 25, 2023, we had no outstanding borrowings and had outstanding letters of credit amounting to $66.5 million, leaving $108.5 million available for borrowing under the Credit Agreement.

As of February 25, 2023, we were in compliance with all covenants under the Credit Agreement.

On March 9, 2023, we exercised the accordion feature of the Credit Agreement pursuant to an amendment to the Credit Agreement. The exercise of the accordion feature increases the aggregate commitments under the Credit Agreement by $100.0 million, for a total aggregate commitment of up to $275.0 million. In addition, the amendment provides for the replacement of LIBOR with SOFR such that borrowings are based on, at our election, the SOFR rate or a base rate, plus in each case a spread based on our consolidated funded debt ratio. Subsequent to the end of the second fiscal quarter of 2023, we borrowed $80.0 million under our Credit Agreement to finance the acquisition of Clean and fund our day-to-day operations. The amendment also refreshed the accordion feature, so that, provided there is no default or event of default under the Credit Agreement and we are in compliance with our financial covenants on a pro forma basis, we may request an increase in the aggregate commitments under the Credit Agreement (in the form of revolving or term tranches) of up to an additional $100.0 million, for a total aggregate commitment of up to $375.0 million.

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

As of February 25, 2023, we had forward contracts with a notional value of approximately 6.8 million CAD outstanding and recorded the fair value of the contracts, in the amount of $0.2 million, in prepaid expenses and other current assets and other long-term assets with a corresponding $0.1 million gain in accumulated other comprehensive loss, which was recorded net of tax. During the thirteen and twenty-six weeks ended February 25, 2023, we reclassified a nominal amount from accumulated other comprehensive loss to revenue, related to the derivative financial instruments. The gain on these forward contracts that resulted in a decrease to accumulated other comprehensive loss as of February 25, 2023 is expected to be reclassified to revenues prior to their maturity on August 29, 2026.

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

There is usually a range of reasonable estimates of the costs associated with each site. In accordance with U.S. GAAP, our accruals represent the amount within the range that we believe is the best estimate or the low end of a range of estimates if no point within the range is a better estimate. When we believe that both the amount of a particular liability and the timing of the payments are reliably determinable, we adjust the cost in current dollars using a rate of 3% for inflation until the time of expected payment and discount the cost to present value using current risk-free interest rates. As of February 25, 2023, the risk-free interest rates we utilized ranged from 3.93% to 4.52%.

For environmental liabilities that have been discounted, we include interest accretion, based on the effective interest method, in selling and administrative expenses on the Consolidated Statements of Income. The changes to the amounts of our environmental liabilities for the twenty-six weeks ended February 25, 2023 were as follows (in thousands):

February 25, 2023
Balance as of August 27, 2022	$32,191
Revisions in estimates	(5)
Costs incurred for which reserves have been provided	(794)
Insurance proceeds	59
Interest accretion	518
Changes in discount rates	(1,655)
Balance as of February 25, 2023	$30,314

Anticipated payments and insurance proceeds relating to currently identified environmental remediation liabilities as of February 25, 2023, for the next five fiscal years and thereafter, as measured in current dollars, are reflected below.

(In thousands)	2023	2024	2025	2026	2027	Thereafter	Total
Estimated costs – current dollars	$11,336	$3,051	$1,741	$1,437	$1,250	$14,945	$33,760
Estimated insurance proceeds	(113)	(159)	(173)	(159)	(173)	(230)	(1,007)
Net anticipated costs	$11,223	$2,892	$1,568	$1,278	$1,077	$14,715	$32,753
Effect of inflation							9,906
Effect of discounting							(12,345)
Balance as of February 25, 2023							$30,314

Estimated insurance proceeds are primarily received from an annuity received as part of our legal settlement with an insurance company. Annual proceeds of approximately $0.3 million are deposited into an escrow account which funds remediation and monitoring costs for two sites related to our former operations in Williamstown, Vermont. Annual proceeds received but not expended in the current year accumulate in this account and may be used in future years for costs related to this site through the year 2027. As of February 25, 2023, the balance in this escrow account, which is held in a trust and is not recorded in our Consolidated Balance Sheet, was approximately $4.8 million. Also included in estimated insurance proceeds are amounts we are entitled to receive pursuant to legal settlements as reimbursements from three insurance companies for estimated costs at the site in Uvalde, Texas.

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

We are subject to two claims made by former employees in September 2022 alleging damages under the Fair Labor Standards Act. The claims are expected to be resolved for nominal amounts.

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

Contractual Obligations and Other Commercial Commitments

As of February 25, 2023, there were no material changes to our contractual obligations that were disclosed in our Annual Report on Form 10-K for the year ended August 27, 2022. As of February 25, 2023, we did not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

See Note 2, “Recent Accounting Pronouncements” to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for more information on recently implemented and issued accounting standards.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

We have determined that all of our foreign subsidiaries operate primarily in local currencies that represent the functional currencies of such subsidiaries. All assets and liabilities of our foreign subsidiaries are translated into U.S. dollars using the exchange rate prevailing at the balance sheet date. The effects of exchange rate fluctuations on the translation of assets and liabilities are recorded as a component of shareholders’ equity. Revenues and expenses are translated at the average exchange rates in effect during each month of the fiscal year. As such, our financial condition and operating results are affected by fluctuations in the value of the U.S. dollar as compared to currencies in foreign countries. Revenues denominated in currencies other than the U.S. dollar represented approximately 7.4% and 7.1%, respectively, of total consolidated revenues for the thirteen and twenty-six weeks ended February 25, 2023. Total assets denominated in currencies other than the U.S. dollar represented approximately 6.6% and 7.0% of total consolidated assets as of February 25, 2023 and August 27, 2022, respectively. If exchange rates had increased or decreased by 10% from the actual rates in effect during the thirteen and twenty-six weeks ended February 25, 2023, our revenues would have increased or decreased by a nominal amount and $0.4 million, respectively, and total assets as of February 25, 2023 would have increased or decreased by approximately $16.3 million.

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

As of February 25, 2023, we had forward contracts with a notional value of approximately 6.8 million CAD outstanding and recorded the fair value of the contracts, in the amount of $0.2 million, in prepaid expenses and other current assets and other long-term assets with a corresponding $0.1 million gain in accumulated other comprehensive loss, which was recorded net of tax. During the twenty-six weeks ended February 25, 2023, we reclassified a nominal amount from accumulated other comprehensive loss to revenue, related to the derivative financial instruments. The gain on these forward contracts that resulted in a decrease to accumulated other comprehensive loss as of February 25, 2023 is expected to be reclassified to revenues prior to their maturity on August 29, 2026.

Other than the forward contracts, discussed above, we do not operate a hedging program to mitigate the effect of a significant change in the value of the functional currencies of our foreign subsidiaries, which include the Canadian dollar, euro, British pound, Mexican peso and Nicaraguan cordoba, as compared to the U.S. dollar. Any losses or gains resulting from unhedged foreign currency transactions, including exchange rate fluctuations on intercompany accounts are reported as transaction losses (gains) in our other income, net. The intercompany payables and receivables are denominated in Canadian dollars, euros, British pounds, Mexican pesos and Nicaraguan cordobas. During the thirteen and twenty-six weeks ended February 25, 2023, transaction loss of $0.1 million and gain of $0.4 million, respectively, and were included in other income. If exchange rates had increased or decreased by 10% during the thirteen and twenty-six weeks ended February 25, 2023, we would have recognized exchange gains or losses of approximately $0.9 million and $0.6 million, respectively.

Interest Rate Sensitivity

We are exposed to market risk from changes in interest rates, which may adversely affect our financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, we manage exposures through our operating and financing activities. We are exposed to interest rate risk primarily through borrowings under our Credit Agreement. Subsequent to the end of the second fiscal quarter of 2023, we borrowed $80.0 million under the Credit Agreement. Under the Credit Agreement, we borrow funds at variable interest rates based on, at our election, the SOFR rate or a base rate, plus in each case a spread based on our consolidated funded debt ratio. To the extent we have borrowings outstanding under the Credit Agreement, changes in interest rates result in changes in our interest expense.

Please see Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended August 27, 2022 for an additional discussion of risks and potential risks on our business, financial performance and the market price of our Common Stock.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, solely as a result of the material weakness previously identified by management and described in our Annual Report on Form 10-K for the year ended August 27, 2022, our disclosure controls and procedures were not effective to ensure that material information relating to the Company required to be disclosed by the Company in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply our judgment in designing and evaluating the controls and procedures. We continue to review our disclosure controls and procedures, and our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Control over Financial Reporting

Other than the remediation measures with respect to the material weakness described below, there were no changes in our internal control over financial reporting during the second quarter of fiscal 2023 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are subject to legal proceedings and claims arising from the current conduct of our business operations, including personal injury, customer contract, employment claims and environmental matters as described in our Consolidated Financial Statements. We maintain insurance coverage providing indemnification against many of such claims, and we do not expect that we will sustain any material loss as a result thereof. Refer to Note 12, “Commitments and Contingencies,” to the Consolidated Financial Statements, as well as Part II, Item 1A. “Risk Factors” below, for further discussion.

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

99.1

Amendment No. 1 to Second Amended and Restated Credit Agreement, dated March 9, 2023, by and among UniFirst Corporation and certain of its subsidiaries, as Borrowers, Bank of America, N.A., as Administrative Agent, Swing Line Lender and an L/C Issuer, and the other lenders party thereto (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the Commission on March 17, 2023).

101

The following financial information from UniFirst Corporation Quarterly Report on Form 10-Q for the quarter ended February 25, 2023 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101) (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UniFirst Corporation

April 6, 2023	By:	/s/ Steven S. Sintros
Steven S. Sintros
President and Chief Executive Officer

April 6, 2023	By:	/s/ Shane O’Connor
Shane O’Connor
Executive Vice President and Chief Financial Officer