Form 10-Q
period 2023-05-27
UNIFIRST CORP
filed 2023-07-06
CIK 717954

u

United States

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 27, 2023

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

The number of outstanding shares of UniFirst Corporation Common Stock and Class B Common Stock at July 3, 2023 were 15,104,035 and 3,590,295, respectively.

UniFirst Corporation

Quarterly Report on Form 10-Q

For the Quarter ended May 27, 2023

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Statements of Income

UniFirst Corporation and Subsidiaries

(Unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
(In thousands, except per share data)	May 27, 2023	May 28, 2022	May 27, 2023	May 28, 2022
Revenues	$576,668	$511,548	$1,661,157	$1,484,408
Operating expenses:
Cost of revenues (1)	379,419	334,633	1,103,287	969,579
Selling and administrative expenses (1)	132,677	116,191	372,230	332,985
Depreciation and amortization	31,175	27,027	88,115	80,744
Total operating expenses	543,271	477,851	1,563,632	1,383,308

Operating income	33,397	33,697	97,525	101,100
Other (income) expense:
Interest income, net	(553)	(340)	(6,353)	(1,739)
Other expense, net	621	431	1,526	1,761
Total other expense (income), net	68	91	(4,827)	22

Income before income taxes	33,329	33,606	102,352	101,078
Provision for income taxes	9,053	8,539	26,309	23,855
Net income	$24,276	$25,067	$76,043	$77,223
Income per share – Basic:
Common Stock	$1.35	$1.39	$4.23	$4.26
Class B Common Stock	$1.08	$1.11	$3.39	$3.41
Income per share – Diluted:
Common Stock	$1.29	$1.33	$4.06	$4.07
Income allocated to – Basic:
Common Stock	$20,394	$21,037	$63,882	$64,835
Class B Common Stock	$3,882	$4,030	$12,161	$12,388
Income allocated to – Diluted:
Common Stock	$24,276	$25,067	$76,043	$77,223
Weighted average shares outstanding – Basic:
Common Stock	15,087	15,170	15,084	15,211
Class B Common Stock	3,590	3,632	3,590	3,632
Weighted average shares outstanding – Diluted:
Common Stock	18,748	18,875	18,751	18,958

(1) Exclusive of depreciation on the Company’s property, plant and equipment and amortization on its intangible assets.

The accompanying notes are an integral part of these

Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income

UniFirst Corporation and Subsidiaries

(Unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
(In thousands)	May 27, 2023	May 28, 2022	May 27, 2023	May 28, 2022
Net income	$24,276	$25,067	$76,043	$77,223
Other comprehensive income (loss):
Foreign currency translation adjustments	762	(982)	(2,489)	(2,631)
Change in fair value of derivatives, net of income taxes	31	(10)	186	35
Derivative financial instruments reclassified to earnings	(25)	(4)	(69)	(57)
Other comprehensive income (loss)	768	(996)	(2,372)	(2,653)
Comprehensive income	$25,044	$24,071	$73,671	$74,570

The accompanying notes are an integral part of these

Consolidated Financial Statements.

Consolidated Balance Sheets

UniFirst Corporation and Subsidiaries

(Unaudited)

(In thousands, except share and par value data)	May 27, 2023	August 27, 2022
Assets
Current assets:
Cash and cash equivalents	$59,303	$376,399
Short-term investments	10,012	—
Receivables, less reserves of $20,493 and $15,605	279,485	249,198
Inventories	150,253	151,459
Rental merchandise in service	246,998	219,392
Prepaid taxes	17,700	25,523
Prepaid expenses and other current assets	49,254	41,921
Total current assets	813,005	1,063,892

Property, plant and equipment, net	739,607	665,119
Goodwill	648,404	457,259
Customer contracts, net	108,131	49,053
Other intangible assets, net	43,198	35,920
Deferred income taxes	528	498
Operating lease right-of-use assets, net	62,744	50,050
Other assets	109,886	106,181
Total assets	$2,525,503	$2,427,972

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$89,496	$82,131
Accrued liabilities	150,921	146,808
Accrued taxes	—	1,204
Operating lease liabilities, current	18,515	13,602
Total current liabilities	258,932	243,745

Accrued liabilities	124,434	123,979
Accrued and deferred income taxes	119,398	106,307
Operating lease liabilities	45,888	38,070
Total liabilities	548,652	512,101
Commitments and contingencies (Note 12)
Shareholders’ equity:
Preferred Stock, $1.00 par value; 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $0.10 par value; 30,000,000 shares authorized; 15,103,869 and 15,075,425 shares issued and outstanding as of May 27, 2023 and August 27, 2022, respectively	1,510	1,508
Class B Common Stock, $0.10 par value; 20,000,000 shares authorized; 3,590,295 and 3,590,295 shares issued and outstanding as of May 27, 2023 and August 27, 2022, respectively	359	359
Capital surplus	97,154	93,131
Retained earnings	1,904,490	1,845,163
Accumulated other comprehensive loss	(26,662)	(24,290)
Total shareholders’ equity	1,976,851	1,915,871
Total liabilities and shareholders’ equity	$2,525,503	$2,427,972

The accompanying notes are an integral part of these

Consolidated Financial Statements

Consolidated Statements of Shareholders’ Equity

UniFirst Corporation and Subsidiaries

(Unaudited)

(In thousands)	Common Shares	Class B Common Shares	Common Stock	Class B Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance, August 28, 2021	15,236	3,643	$1,524	$364	$89,257	$1,806,643	$(24,836)	$1,872,952
Net income	—	—	—	—	—	33,705	—	33,705
Change in fair value of derivatives	—	—	—	—	—	—	47	47
Foreign currency translation	—	—	—	—	—	—	(2,799)	(2,799)
Dividends declared Common Stock ($0.25 per share)	—	—	—	—	—	(4,566)	—	(4,566)
Dividends declared Class B Common Stock ($0.20 per share)	—	—	—	—	—	(874)	—	(874)
Repurchase of Common Stock	(23)	—	(2)	—	(124)	(4,645)	—	(4,771)
Share-based compensation, net (1)	—	—	—	—	1,207	—	—	1,207
Share-based awards exercised, net (2)	7	—	—	—	—	—	—	—
Balance, November 27, 2021	15,220	3,643	$1,522	$364	$90,340	$1,830,263	$(27,588)	$1,894,901
Net income	—	—	—	—	—	18,451	—	18,451
Change in fair value of derivatives	—	—	—	—	—	—	(55)	(55)
Foreign currency translation	—	—	—	—	—	—	1,149	1,149
Dividends declared Common Stock ($0.25 per share)	—	—	—	—	—	(4,561)	—	(4,561)
Dividends declared Class B Common Stock ($0.20 per share)	—	—	—	—	—	(870)	—	(870)
Repurchase of Common Stock	(53)	—	(5)	—	(286)	(9,704)	—	(9,995)
Share-based compensation, net (1)	—	—	—	—	(48)	—	—	(48)
Share-based awards exercised, net (2)	25	—	3	—	—	—	—	3
Shares converted	17	(17)	1	(1)	—	—	—	—
Balance, February 26, 2022	15,209	3,626	$1,521	$363	$90,006	$1,833,579	$(26,494)	$1,898,975
Net income	—	—	—	—	—	25,067	—	25,067
Change in fair value of derivatives	—	—	—	—	—	—	(14)	(14)
Foreign currency translation	—	—	—	—	—	—	(982)	(982)
Dividends declared Common Stock ($0.25 per share)	—	—	—	—	—	(4,534)	—	(4,534)
Dividends declared Class B Common Stock ($0.20 per share)	—	—	—	—	—	(870)	—	(870)
Repurchase of Common Stock	(90)	—	(9)	—	(491)	(15,187)	—	(15,687)
Share-based compensation, net (1)	—	—	—	—	2,056	—	—	2,056
Share-based awards exercised, net (2)	2	—	—	—	—	—	—	—
Balance, May 28, 2022	15,121	3,626	$1,512	$363	$91,571	$1,838,055	$(27,490)	$1,904,011

(In thousands)	Common Shares	Class B Common Shares	Common Stock	Class B Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance, August 27, 2022	15,075	3,590	$1,508	$359	$93,131	$1,845,163	$(24,290)	$1,915,871
Net income	—	—	—	—	—	33,957	—	33,957
Change in fair value of derivatives	—	—	—	—	—	—	52	52
Foreign currency translation	—	—	—	—	—	—	(1,778)	(1,778)
Dividends declared Common Stock ($0.31 per share)	—	—	—	—	—	(4,680)	—	(4,680)
Dividends declared Class B Common Stock ($0.248 per share)	—	—	—	—	—	(890)	—	(890)
Share-based compensation, net (1)	—	—	—	—	(567)	—	—	(567)
Share-based awards exercised, net (2)	20	—	1	—	—	—	—	1
Balance, November 26, 2022	15,095	3,590	$1,509	$359	$92,564	$1,873,550	$(26,016)	$1,941,966
Net income	—	—	—	—	—	17,810	—	17,810
Change in fair value of derivatives	—	—	—	—	—	—	59	59
Foreign currency translation	—	—	—	—	—	—	(1,473)	(1,473)
Dividends declared Common Stock ($0.31 per share)	—	—	—	—	—	(4,682)	—	(4,682)
Dividends declared Class B Common Stock ($0.248 per share)	—	—	—	—	—	(890)	—	(890)
Share-based compensation, net (1)	—	—	—	—	2,297	—	—	2,297
Share-based awards exercised, net (2)	8	—	1	—	—	—	—	1
Balance, February 25, 2023	15,103	3,590	$1,510	$359	$94,861	$1,885,788	$(27,430)	$1,955,088
Net income	—	—	—	—	—	24,276	—	24,276
Change in fair value of derivatives	—	—	—	—	—	—	6	6
Foreign currency translation	—	—	—	—	—	—	762	762
Dividends declared Common Stock ($0.31 per share)	—	—	—	—	—	(4,684)	—	(4,684)
Dividends declared Class B Common Stock ($0.248 per share)	—	—	—	—	—	(890)	—	(890)
Share-based compensation, net (1)	—	—	—	—	2,293	—	—	2,293
Balance, May 27, 2023	15,103	3,590	$1,510	$359	$97,154	$1,904,490	$(26,662)	$1,976,851

(1) These amounts are shown net of any shares withheld by the Company to satisfy certain tax withholding obligations in connection with the vesting of certain restricted stock units.

(2) These amounts are shown net of the effect of income taxes.

The accompanying notes are an integral part of these

Consolidated Financial Statements.

Consolidated Statements of Cash Flows

UniFirst Corporation and Subsidiaries

(Unaudited)

Thirty-nine weeks ended (In thousands)	May 27, 2023	May 28, 2022
Cash flows from operating activities:
Net income	$76,043	$77,223
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	88,115	80,744
Share-based compensation	6,874	7,114
Accretion on environmental contingencies	777	447
Accretion on asset retirement obligations	690	732
Deferred income taxes	11,709	1,823
Other	16	20
Changes in assets and liabilities, net of acquisitions:
Receivables, less reserves	(22,148)	(31,998)
Inventories	2,110	(8,258)
Rental merchandise in service	(19,544)	(25,788)
Prepaid expenses and other current assets and Other assets	67	3,603
Accounts payable	3,492	850
Accrued liabilities	(13,152)	(21,172)
Prepaid and accrued income taxes	7,758	3,498
Net cash provided by operating activities	142,807	88,838

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(306,192)	(42,680)
Capital expenditures, including capitalization of software costs	(124,067)	(97,259)
Purchases of investments	(117,012)	—
Maturities of investments	107,000	—
Proceeds from sale of assets	517	133
Net cash used in investing activities	(439,754)	(139,806)

Cash flows from financing activities:
Payment of deferred financing costs	(851)	(5)
Borrowings under line of credit	80,000	—
Repayments under line of credit	(80,000)	—
Proceeds from exercise of share-based awards	3	3
Taxes withheld and paid related to net share settlement of equity awards	(2,850)	(3,898)
Repurchase of Common Stock	—	(30,453)
Payment of cash dividends	(16,527)	(15,407)
Net cash used in financing activities	(20,225)	(49,760)

Effect of exchange rate changes	76	(1,545)

Net decrease in cash and cash equivalents	(317,096)	(102,273)
Cash and cash equivalents at beginning of period	376,399	512,868
Cash and cash equivalents at end of period	$59,303	$410,595

Supplemental disclosure of cash flow information:
Non-cash capital expenditures	$10,761	$4,954

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

In December 2022, the FASB issued updated guidance to align with the deferral of the cessation date for LIBOR by the United Kingdom's Financial Conduct Authority (“FCA”). The FASB is changing the sunset date for use of LIBOR by all entities from December 31, 2022 to December 31, 2024 to allow for time for modifications to occur after the FCA's cessation date of June 30, 2023 for using LIBOR for overnight through twelve-month tenors. The Company's Credit Agreement (defined below) includes a provision for the phasing out of LIBOR and the Company has elected to transition out of using LIBOR to Secured Overnight Financing Rate (“SOFR”) based on the amendment to the Credit Agreement as described in this report in Note 14, “Long-Term Debt”. The Company's adoption of this standard has not had, and the Company does not expect this standard to have, a material impact on its financial statements.

3. Revenue Recognition

The following table presents the Company’s revenues for the thirteen and thirty-nine weeks ended May 27, 2023 and May 28, 2022, respectively, disaggregated by service type:

	Thirteen weeks ended				Thirty-nine weeks ended
	May 27, 2023		May 28, 2022		May 27, 2023		May 28, 2022
(In thousands, except percentages)	Revenues	% of Revenues	Revenues	% of Revenues	Revenues	% of Revenues	Revenues	% of Revenues
Core Laundry Operations	$501,719	87.0%	$450,039	88.0%	$1,456,167	87.6%	$1,311,941	88.4%
Specialty Garments	49,407	8.6%	41,198	8.1%	135,613	8.2%	116,220	7.8%
First Aid	25,542	4.4%	20,311	4.0%	69,377	4.2%	56,247	3.8%
Total Revenues	$576,668	100.0%	$511,548	100.0%	$1,661,157	100.0%	$1,484,408	100.0%

See Note 16, “Segment Reporting” for additional details of segment definitions.

Revenue Recognition Policy

During the thirteen weeks ended May 27, 2023 and May 28, 2022, approximately 88.5% and 91.0%, respectively, of the Company’s revenues were derived from fees for route servicing of the Core Laundry Operations, Specialty Garments, and First Aid segments performed by the Company’s employees at each customer’s location of business. During the thirty-nine weeks ended May 27, 2023 and May 28, 2022, approximately 88.4% and 91.2%, respectively, of the Company’s revenues were derived from fees for route servicing of Core Laundry Operations, Specialty Garments, and First Aid segments performed by the Company’s employees at each customer’s location of business. Revenues from the Company’s route servicing customer contracts represent a single performance

UniFirst Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

obligation. The Company recognizes these revenues over time as services are performed based on the nature of services provided and contractual rates (input method). Certain of the Company’s customer contracts, primarily within the Company’s Core Laundry Operations, include pricing terms and conditions that include components of variable consideration. The variable consideration is typically in the form of consideration due to customer-based performance metrics specified within the contract. Specifically, some contracts contain discounts or rebates that the customer can earn through the achievement of specified volume levels. Each component of variable consideration is earned based on the Company’s actual performance during the measurement period specified within the contract. To determine the transaction price, the Company estimates the variable consideration using the most likely amount method, based on the specific contract provisions and known performance results during the relevant measurement period. When determining if variable consideration should be constrained, the Company considers whether factors outside its control could result in a significant reversal of revenue. In making these assessments, the Company considers the likelihood and magnitude of a potential reversal. The Company’s performance period generally corresponds with the monthly invoice period. No significant constraints on the Company’s revenue recognition were applied during the thirteen and thirty-nine weeks ended May 27, 2023 and May 28, 2022. The Company reassesses these estimates during each reporting period. The Company maintains a liability for these discounts and rebates within accrued liabilities on the consolidated balance sheets. Variable consideration also includes consideration paid to a customer at the beginning of a contract. The Company capitalizes this consideration and amortizes it over the life of the contract as a reduction to revenue in accordance with the updated accounting guidance for revenue recognition. These assets are included in other assets on the consolidated balance sheets.

Costs to Obtain a Contract

The Company defers commission expenses paid to its employee-partners when the commissions are deemed to be incremental for obtaining the route servicing customer contract. The deferred commissions are amortized on a straight-line basis over the expected period of benefit. The Company reviews the deferred commission balances for impairment on an ongoing basis. Deferred commissions are classified as current or non-current based on the timing of when the Company expects to recognize the expense. The current portion is included in prepaid expenses and other current assets and the non-current portion is included in other assets on the Company’s consolidated balance sheets. As of May 27, 2023, the current and non-current assets related to deferred commissions totaled $16.1 million and $69.1 million, respectively. As of August 27, 2022, the current and non-current assets related to deferred commissions totaled $15.2 million and $65.1 million, respectively. During the thirteen weeks ended May 27, 2023 and May 28, 2022, the Company recorded $4.2 million and $3.9 million, respectively, of amortization expense related to deferred commissions. During the thirty-nine weeks ended May 27, 2023 and May 28, 2022, the Company recorded $12.3 million and $11.5 million, respectively, of amortization expense related to deferred commissions. This expense is classified in selling and administrative expenses on the consolidated statements of income.

4. Acquisitions

On March 13, 2023, the Company completed the acquisition of the business and certain real estate assets of Clean Uniform (“Clean”) from Clean Holdco, Inc. and certain of its affiliates for an aggregate purchase price of $299.1 million, net of cash acquired. The difference between the cash paid and the total purchase price of $302.4 million represents amounts owed from the seller as a result of final closing adjustments. The acquisition was structured primarily as a stock purchase but will be treated as an asset purchase from a tax perspective, which will allow for a step-up in the tax basis of the assets and provide incremental tax benefits expected to be realized over time with an estimated value of approximately $40 million. Clean is a uniform, workwear and facility service program provider with 11 locations covering Missouri, Illinois, Arkansas, Kansas and Oklahoma. Prior to the closing of the acquisition, neither the Company nor any of its affiliates, or any director or officer of the Company or any of its affiliates, or any associate of any such director or officer, had any material relationship with any of the sellers. The results of operations from Clean are included in the Company's results under the Core Laundry Operations segment subsequent to the acquisition date of March 13, 2023. The Company paid for the acquisition of Clean with cash on hand and borrowings under the Credit Agreement (defined below). The Clean acquisition was not significant in relation to the Company’s consolidated financial results and, therefore, pro-forma financial information has not been presented.

The Clean acquisition was accounted for using the purchase method of accounting. The Company has prepared purchase price allocations for the business combination with Clean on a preliminary basis. Changes to those allocations may occur as additional information becomes available during the respective measurement period (up to one year from the acquisition date). The Company is in the process of measuring the fair value of its tangible and intangible assets acquired and liabilities assumed. The Company has engaged specialists to assist in the valuation of intangible assets for which certain assumptions have not yet been finalized. The amounts assigned to intangible assets acquired were based on their respective fair values determined as of the acquisition date. The table below summarizes the preliminary purchase price allocation to the estimated fair value of assets acquired and liabilities assumed at the acquisition date. Goodwill is calculated as the excess of the purchase price over the net assets recognized and represents the estimated future economic benefits arising from expected synergies and growth opportunities for the Company. All of the goodwill and intangible assets were allocated to the Core Laundry Operations segment and are deductible for tax purposes.

UniFirst Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Transaction and related costs, consisting primarily of professional fees, directly related to the acquisition, totaled approximately $0.7 million and $2.7 million during the thirteen and thirty-nine weeks ended May 27, 2023, respectively. All transaction and related costs were expensed as incurred and are included in selling and administrative expenses.

The preliminary purchase price allocation is as follows (in thousands):

Receivables	$8,301
Inventories	702
Rental merchandise in service	8,535
Prepaid expenses and other current assets	762
Property, plant and equipment	30,214
Operating lease right-of-use assets, net	5,255
Goodwill	187,347
Customer contracts	66,000
Other intangible assets	5,300
Accounts payable	(2,011)
Accrued liabilities	(6,018)
Operating lease liabilities, current	(1,996)
Operating lease liabilities, noncurrent	(3,259)
Total Purchase Price	$299,132

The amount of revenue of Clean included in the consolidated statements of income from the acquisition date of March 13, 2023 to May 27, 2023 was $19.8 million.

During the first nine months of fiscal 2023, the Company completed four other business acquisitions with an aggregate purchase price of approximately $7.1 million. The results of operations of all acquisitions completed in the first nine months of fiscal 2023 have been included in the Company’s consolidated financial results since their respective acquisition dates. These acquisitions were not significant in relation to the Company’s consolidated financial results and, therefore, pro-forma financial information has not been presented.

5. Fair Value Measurements

The assets measured at fair value on a recurring basis are summarized in the tables below (in thousands):

	As of May 27, 2023
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents	$10	$—	$—	$10
Short-term investments	—	10,012	—	10,012
Pension plan assets	—	3,116	—	3,116
Non-qualified deferred compensation plan assets	—	1,901	—	1,901
Foreign currency forward contracts	—	240	—	240
Total assets at fair value	$10	$15,269	$—	$15,279

	As of August 27, 2022
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents	$197,121	$—	$—	$197,121
Pension plan assets	—	3,291	—	3,291
Non-qualified deferred compensation plan assets	—	1,263	—	1,263
Foreign currency forward contracts	—	83	—	83
Total assets at fair value	$197,121	$4,637	$—	$201,758

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

The Company’s foreign currency forward contracts represent contracts the Company has entered into to exchange Canadian dollars for U.S. dollars at fixed exchange rates in order to manage its exposure related to the certain forecasted Canadian dollar denominated sales of one of its subsidiaries. These contracts are included in prepaid expenses and other current assets and other long-term assets as of May 27, 2023 and August 27, 2022. The fair value of the forward contracts is based on similar exchange traded derivatives and are, therefore, included within Level 2 of the fair value hierarchy.

6. Derivative Instruments and Hedging Activities

As of May 27, 2023, the Company had forward contracts with a notional value of approximately 5.8 million CAD outstanding and recorded the fair value of the contracts, in the amount of $0.2 million, in prepaid expenses and other current assets and other long-term assets with a corresponding $0.2 million gain in accumulated other comprehensive loss, which was recorded net of tax. During the thirteen and thirty-nine weeks ended May 27, 2023, the Company reclassified a nominal amount and $0.1 million, respectively, from accumulated other comprehensive loss to revenue related to the derivative financial instruments. The gain on these forward contracts that resulted in a decrease to accumulated other comprehensive loss as of May 27, 2023 is expected to be reclassified to revenues prior to their maturity on August 29, 2026.

7. Employee Benefit Plans

Defined Contribution Retirement Savings Plan

The Company has a defined contribution retirement savings plan with a 401(k) feature for all eligible U.S. and Canadian employees not under collective bargaining agreements. The Company matches a portion of the employee’s contribution and may make an additional contribution at its discretion. Contributions charged to expense under the plan for the thirteen weeks ended May 27, 2023 and May 28, 2022 were $4.4 million and $4.7 million, respectively. Contributions charged to expense under the plan for the thirty-nine weeks ended May 27, 2023 and May 28, 2022 were $14.3 million and $14.2 million, respectively.

Pension Plans and Supplemental Executive Retirement Plans

The Company maintains an unfunded Supplemental Executive Retirement Plan for certain eligible employees of the Company and one frozen non-contributory defined benefit pension plan. The amounts charged to expense related to these plans for the thirteen weeks ended May 27, 2023 and May 28, 2022 were $0.4 million and $0.6 million, respectively. The amounts charged to expense related to these plans for the thirty-nine weeks ended May 27, 2023 and May 28, 2022 were $1.3 million and $1.9 million, respectively.

Nonqualified Deferred Compensation Plan

The Company adopted the UniFirst Corporation Deferred Compensation Plan (the “NQDC Plan”) effective on February 1, 2022. The NQDC Plan is an unfunded, nonqualified deferred compensation plan that allows eligible participants to voluntarily defer receipt of their salary and annual cash bonuses up to approved limits. In its discretion, the Company may credit one or more additional contributions to participant accounts. NQDC Plan participants who are not accruing benefits under the Supplemental Executive Retirement Plan are eligible to have discretionary annual employer contributions credited to their NQDC Plan accounts. All participants are also eligible to have employer supplemental contributions and employer discretionary contributions credited to their NQDC Plan accounts. The amounts of such contributions, if any, may differ from year to year and from participant to participant. The amounts for employee or employer contributions charged to expense related to the NQDC Plan for the thirteen and thirty-nine weeks ended May 27, 2023 were $0.1 million and $0.2 million, respectively. There were no employee or employer contributions charged to expenses related to the NQDC Plan for the thirteen and thirty-nine weeks ended May 28, 2022. The Company, at its discretion, may also elect to transfer funds to a trust account with the intention to fund the future liability. Total NQDC Plan assets were $1.9 million and $1.3 million as of May 27, 2023 and August 27, 2022, respectively, and are included within other long-term assets on the balance sheet.

UniFirst Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

8. Income Per Share

The Company calculates income per share by allocating income to its unvested participating securities as part of its income per share calculations. The following table sets forth the computation of basic income per share using the two-class method for amounts attributable to the Company’s shares of Common Stock and Class B Common Stock (in thousands, except per share data):

	Thirteen weeks ended		Thirty-nine weeks ended
	May 27, 2023	May 28, 2022	May 27, 2023	May 28, 2022
Net income available to shareholders	$24,276	$25,067	$76,043	$77,223
Allocation of net income for Basic:
Common Stock	$20,394	$21,037	$63,882	$64,835
Class B Common Stock	3,882	4,030	12,161	12,388
	$24,276	$25,067	$76,043	$77,223
Weighted average number of shares for Basic:
Common Stock	15,087	15,170	15,084	15,211
Class B Common Stock	3,590	3,632	3,590	3,632
	18,677	18,802	18,674	18,843
Income per share for Basic:
Common Stock	$1.35	$1.39	$4.23	$4.26
Class B Common Stock	$1.08	$1.11	$3.39	$3.41

The Company is required to calculate diluted income per share for Common Stock using the more dilutive of the following two methods:

•
The treasury stock method; or
•
The two-class method assuming a participating security is not exercised or converted.

For the thirteen and thirty-nine weeks ended May 27, 2023 and May 28, 2022, the Company’s diluted income per share assumes the conversion of all vested Class B Common Stock into Common Stock and uses the two-class method for its unvested participating shares. The following tables set forth the computation of diluted income per share of Common Stock for the thirteen and thirty-nine weeks ended May 27, 2023 and May 28, 2022 (in thousands, except per share data):

	Thirteen weeks ended May 27, 2023			Thirty-nine weeks ended May 27, 2023
	Earnings to Common Shareholders	Common Shares	Income Per Share	Earnings to Common Shareholders	Common Shares	Income Per Share
As reported - Basic	$20,394	15,087	$1.35	$63,882	15,084	$4.23
Add: effect of dilutive potential common shares
Share-Based Awards	—	71		—	77
Class B Common Stock	3,882	3,590		12,161	3,590
As reported – Diluted	$24,276	18,748	$1.29	$76,043	18,751	$4.06

	Thirteen weeks ended May 28, 2022			Thirty-nine weeks ended May 28, 2022
	Earnings to Common Shareholders	Common Shares	Income Per Share	Earnings to Common Shareholders	Common Shares	Income Per Share
As reported - Basic	$21,037	15,170	$1.39	$64,835	15,211	$4.26
Add: effect of dilutive potential common shares
Share-Based Awards	—	73		—	115
Class B Common Stock	4,030	3,632		12,388	3,632
As reported – Diluted	$25,067	18,875	$1.33	$77,223	18,958	$4.07

UniFirst Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Share-based awards that would result in the issuance of 37,746 and 55,970 shares, respectively, of Common Stock were excluded from the calculation of diluted income per share for the thirteen and thirty-nine weeks ended May 27, 2023 because they were anti-dilutive. Share-based awards that would result in the issuance of 43,246 and 36,373 shares, respectively, of Common Stock were excluded from the calculation of diluted income per share for the thirteen and thirty-nine weeks ended May 28, 2022 because they were anti-dilutive.

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

The components of inventory as of May 27, 2023 and August 27, 2022 were as follows (in thousands):

	May 27, 2023	August 27, 2022
Raw materials	$25,493	$25,932
Work in process	4,095	2,876
Finished goods	120,665	122,651
Total inventories	$150,253	$151,459

10. Goodwill and Other Intangible Assets

When the Company acquires a business, the amount assigned to the tangible assets and liabilities and intangible assets acquired is based on their respective fair values determined as of the acquisition date. The excess of the purchase price over the tangible assets and liabilities and intangible assets is recorded as goodwill.

The changes in the carrying amount of goodwill are as follows (in thousands):

Balance as of August 27, 2022	$457,259
Goodwill recorded during the period	191,289
Other	(144)
Balance as of May 27, 2023	$648,404

Intangible assets, net in the Company’s consolidated balance sheets are as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
May 27, 2023
Customer contracts	$315,746	$207,615	$108,131
Software	79,342	43,515	35,827
Other intangible assets	43,588	36,217	7,371
	$438,676	$287,347	$151,329
August 27, 2022
Customer contracts	$247,721	$198,668	$49,053
Software	75,528	41,637	33,891
Other intangible assets	37,520	35,491	2,029
	$360,769	$275,796	$84,973

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

A reconciliation of the Company’s asset retirement liability for the thirty-nine weeks ended May 27, 2023 was as follows (in thousands):

May 27, 2023
Beginning balance as of August 27, 2022	$15,274
Accretion expense	690
Effect of exchange rate changes	246
Balance as of May 27, 2023	$16,210

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

The following table presents the operating lease cost and information related to the operating lease right-of-use assets, net and operating lease liabilities for the thirty-nine weeks ended May 27, 2023:

(In thousands, except lease term and discount rate)
Lease cost
Operating lease costs including short-term lease expense and variable lease costs, which were immaterial in the period	$18,153

Operating cash flow impacts
Cash paid for amounts included in the measurement of operating lease liabilities	$12,089
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	$22,809
Weighted-average remaining lease term - operating leases	4.33
Weighted-average discount rate - operating leases	2.77%

UniFirst Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The contractual future minimum lease payments of the Company's operating lease liabilities by fiscal year are as follows as of May 27, 2023:

(In thousands)
2023 (remaining three months)	$5,341
2024	18,773
2025	14,878
2026	11,540
2027	8,654
Thereafter	9,199
Total payments	68,385
Less interest	(3,982)
Total present value of lease payments	$64,403

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

There is usually a range of reasonable estimates of the costs associated with each site. In accordance with U.S. GAAP, the Company’s accruals reflect the amount within the range that it believes is the best estimate or the low end of a range of estimates if no point within the range is a better estimate. Where it believes that both the amount of a particular liability and the timing of the payments are reliably determinable, the Company adjusts the cost in current dollars using a rate of 3% for inflation until the time of expected payment and discounts the cost to present value using current risk-free interest rates. As of May 27, 2023, the risk-free interest rates utilized by the Company ranged from 3.80% to 4.23%.

For environmental liabilities that have been discounted, the Company includes interest accretion, based on the effective interest method, in selling and administrative expenses on the Company’s consolidated statements of income. The changes to the Company’s environmental liabilities for the thirty-nine weeks ended May 27, 2023 were as follows (in thousands):

May 27, 2023
Balance as of August 27, 2022	$32,191
Revisions in estimates	(5)
Costs incurred for which reserves have been provided	(1,374)
Insurance proceeds	122
Interest accretion	777
Changes in discount rates	(1,717)
Balance as of May 27, 2023	$29,994

Anticipated payments and insurance proceeds of currently identified environmental remediation liabilities as of May 27, 2023, for the next five fiscal years and thereafter, as measured in current dollars, are reflected below.

(In thousands)	2023	2024	2025	2026	2027	Thereafter	Total
Estimated costs – current dollars	$10,819	$3,051	$1,741	$1,437	$1,250	$14,947	$33,245
Estimated insurance proceeds	(113)	(159)	(173)	(159)	(173)	(230)	(1,007)
Net anticipated costs	$10,706	$2,892	$1,568	$1,278	$1,077	$14,717	$32,238
Effect of inflation							10,165
Effect of discounting							(12,409)
Balance as of May 27, 2023							$29,994

Estimated insurance proceeds are primarily received from an annuity received as part of a legal settlement with an insurance company. Annual proceeds of approximately $0.3 million are deposited into an escrow account which funds remediation and monitoring costs for two sites related to former operations in Williamstown, Vermont. Annual proceeds received but not expended in the current year accumulate in this account and may be used in future years for costs related to this site through the year 2027. As of May 27, 2023, the balance in this escrow account, which is held in a trust and is not recorded in the Company’s consolidated balance sheet, was approximately $5.2 million. Also included in estimated insurance proceeds are amounts the Company is entitled to receive pursuant to legal settlements as reimbursements from three insurance companies for estimated costs at the site in Uvalde, Texas.

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

In addition, in the fourth quarter of fiscal 2022, the Mexican federal tax authority issued a tax assessment on the Company’s subsidiary in Mexico for fiscal 2016 import taxes, value added taxes and custom processing fees of $17.0 million, plus surcharges, fines and penalties of $67.7 million for a total assessment of $84.7 million, which accrues interest and other charges. The Company disagrees with such tax assessment and is challenging the validity of the tax assessment through an appeal process. While the Company is unable to ascertain the ultimate outcome of this matter, based on the information currently available, the Company believes that a loss with respect to this matter is neither probable nor remote. Given the uncertainty associated with the ultimate resolution of this matter, the Company is unable to reasonably assess an estimate or range of estimates of any potential losses.

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

Effective tax rate

The Company’s effective tax rate for the thirteen weeks ended May 27, 2023 was 27.2% as compared to 25.4% for the corresponding period in the prior year. The Company’s effective tax rate for the thirty-nine weeks ended May 27, 2023 was 25.7% as compared to 23.6% for the corresponding period in the prior year. The increase in the effective tax rate for the thirteen weeks ended May 27, 2023 as compared to the corresponding period in the prior year was due primarily to lower tax credits in the third quarter of fiscal 2023. The increase in the effective tax rate for the thirty-nine weeks ended May 27, 2023 as compared to the corresponding period in the prior year was due primarily to the release of $1.2 million of certain tax reserves in the prior year comparable period.

Uncertain tax positions

The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense, which is consistent with the recognition of these items in prior reporting periods. During the thirty-nine weeks ended May 27, 2023, there was a net increase in unrecognized tax position of $1.1 million related to existing reserves.

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

14. Long-Term Debt

On March 26, 2021, the Company entered into an amended and restated $175.0 million unsecured revolving credit agreement (as subsequently amended, the “Credit Agreement”) with a syndicate of banks, which matures on March 26, 2026. Under the Credit Agreement, the Company was able to borrow funds at variable interest rates based on, at the Company’s election, the Eurodollar rate or a base rate, plus in each case a spread based on the Company’s consolidated funded debt ratio.

On March 9, 2023, the Company exercised the accordion feature of the Credit Agreement pursuant to an amendment to the Credit Agreement. The exercise of the accordion feature increases the aggregate commitments under the Credit Agreement by $100.0 million, for a total aggregate commitment of up to $275.0 million. In addition, the amendment provides for the replacement of LIBOR with SOFR such that borrowings are based on, at the Company’s election, the SOFR rate or a base rate, plus in each case a spread based on the Company’s consolidated funded debt ratio. The amendment also refreshed the accordion feature, so that, provided there

UniFirst Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

is no default or event of default under the Credit Agreement and the Company is in compliance with its financial covenants on a pro forma basis, the Company may request an increase in the aggregate commitments under the Credit Agreement (in the form of revolving or term tranches) of up to an additional $100.0 million, for a total aggregate commitment of up to $375.0 million. Availability of credit requires compliance with certain financial and other covenants, including a maximum consolidated funded debt ratio and minimum consolidated interest coverage ratio as defined in the Credit Agreement. The Company evaluates its compliance with these financial covenants on a fiscal quarterly basis. As of May 27, 2023, the interest rates applicable to the Company’s borrowings under the Credit Agreement would be calculated as SOFR plus 1.00% at the time of the respective borrowing.

During the third fiscal quarter of 2023, the Company borrowed $80.0 million under its Credit Agreement to finance the acquisition of Clean and fund its day-to-day operations. All amounts were repaid as of May 27, 2023 and the Company had no outstanding borrowings as of May 27, 2023. As of May 27, 2023, the Company had outstanding letters of credit amounting to $66.5 million, leaving $208.5 million available for borrowing under the Credit Agreement.

As of May 27, 2023, the Company was in compliance with all covenants under the Credit Agreement.

15. Accumulated Other Comprehensive Loss

The changes in each component of accumulated other comprehensive loss, net of tax, for the thirteen and thirty-nine weeks ended May 27, 2023 and May 28, 2022 were as follows (in thousands):

	Thirteen weeks ended May 27, 2023
	Foreign Currency Translation	Pension- related (1)	Derivative Financial Instruments (1)	Total Accumulated Other Comprehensive Loss
Balance as of February 25, 2023	$(28,054)	$452	$172	$(27,430)
Other comprehensive income before reclassification	762	—	31	793
Amounts reclassified from accumulated other comprehensive loss	—	—	(25)	(25)
Net current period other comprehensive income	762	—	6	768
Balance as of May 27, 2023	$(27,292)	$452	$178	$(26,662)

	Thirty-nine weeks ended May 27, 2023
	Foreign Currency Translation	Pension- related (1)	Derivative Financial Instruments (1)	Total Accumulated Other Comprehensive Loss
Balance as of August 27, 2022	$(24,803)	$452	$61	$(24,290)
Other comprehensive (loss) income before reclassification	(2,489)	—	186	(2,303)
Amounts reclassified from accumulated other comprehensive loss	—	—	(69)	(69)
Net current period other comprehensive (loss) income	(2,489)	—	117	(2,372)
Balance as of May 27, 2023	$(27,292)	$452	$178	$(26,662)

UniFirst Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

	Thirteen weeks ended May 28, 2022
	Foreign Currency Translation	Pension- related (1)	Derivative Financial Instruments (1)	Total Accumulated Other Comprehensive Loss
Balance as of February 26, 2022	$(19,451)	$(7,066)	$23	$(26,494)
Other comprehensive loss before reclassification	(982)	—	(10)	(992)
Amounts reclassified from accumulated other comprehensive loss	—	—	(4)	(4)
Net current period other comprehensive loss	(982)	—	(14)	(996)
Balance as of May 28, 2022	$(20,433)	$(7,066)	$9	$(27,490)

	Thirty-nine weeks ended May 28, 2022
	Foreign Currency Translation	Pension- related (1)	Derivative Financial Instruments (1)	Total Accumulated Other Comprehensive Loss
Balance as of August 28, 2021	$(17,801)	$(7,066)	$31	$(24,836)
Other comprehensive (loss) income before reclassification	(2,632)	—	35	(2,597)
Amounts reclassified from accumulated other comprehensive loss	—	—	(57)	(57)
Net current period other comprehensive loss	(2,632)	—	(22)	(2,654)
Balance as of May 28, 2022	$(20,433)	$(7,066)	$9	$(27,490)
(1)
Amounts are shown net of tax

Amounts reclassified from accumulated other comprehensive loss, net of tax, for the thirteen and thirty-nine weeks ended May 27, 2023 and May 28, 2022 were as follows (in thousands):

	Thirteen weeks ended		Thirty-nine weeks ended
	May 27, 2023	May 28, 2022	May 27, 2023	May 28, 2022
Derivative financial instruments, net:
Forward contracts (a)	$(25)	$(4)	$(69)	$(57)
Total, net of tax	(25)	(4)	(69)	(57)

Total amounts reclassified, net of tax	$(25)	$(4)	$(69)	$(57)

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

The Specialty Garments operating segment purchases, rents, cleans, delivers and sells, specialty garments and non-garment items primarily for nuclear and cleanroom applications and provides cleanroom cleaning services at certain customer locations. The First Aid operating segment sells first aid cabinet services and other safety supplies, provides certain safety training, as well as maintains wholesale distribution and pill packaging operations.

The Company refers to the U.S. and Canadian Rental and Cleaning, MFG, and Corporate reporting segments combined as its “Core Laundry Operations,” which is included as a subtotal in the following table (in thousands):

Thirteen weeks ended	U.S. and Canadian Rental and Cleaning	MFG	Net Interco MFG Elim	Corporate	Subtotal Core Laundry Operations	Specialty Garments	First Aid	Total
May 27, 2023
Revenues	$488,198	$72,600	$(72,600)	$13,521	$501,719	$49,407	$25,542	$576,668
Operating income (loss)	$70,175	$20,931	$(1,948)	$(68,163)	$20,995	$12,455	$(53)	$33,397
Interest (income) expense, net	$(632)	$—	$—	$79	$(553)	$—	$—	$(553)
Income (loss) before taxes	$70,779	$20,883	$(1,948)	$(68,809)	$20,905	$12,478	$(54)	$33,329
May 28, 2022
Revenues	$439,462	$58,369	$(58,369)	$10,577	$450,039	$41,198	$20,311	$511,548
Operating income (loss)	$75,660	$12,117	$4,219	$(65,565)	$26,431	$7,161	$105	$33,697
Interest (income) expense, net	$(736)	$—	$—	$396	$(340)	$—	$—	$(340)
Income (loss) before taxes	$76,419	$12,045	$4,219	$(66,362)	$26,321	$7,179	$106	$33,606

UniFirst Corporation and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Thirty-nine weeks ended
May 27, 2023
Revenues	$1,414,825	$224,342	$(224,342)	$41,342	$1,456,167	$135,613	$69,377	$1,661,157
Operating income (loss)	$216,830	$66,485	$(14,739)	$(200,108)	$68,468	$30,683	$(1,626)	$97,525
Interest income, net	$(2,677)	$—	$—	$(3,676)	$(6,353)	$—	$—	$(6,353)
Income (loss) before taxes	$219,406	$66,214	$(14,739)	$(197,813)	$73,068	$30,915	$(1,631)	$102,352
May 28, 2022
Revenues	$1,284,411	$214,712	$(214,712)	$27,530	$1,311,941	$116,220	$56,247	$1,484,408
Operating income (loss)	$209,499	$50,968	$(1,835)	$(176,949)	$81,683	$19,640	$(223)	$101,100
Interest (income) expense, net	$(2,216)	$—	$—	$477	$(1,739)	$—	$—	$(1,739)
Income (loss) before taxes	$211,700	$50,722	$(1,835)	$(178,419)	$82,168	$19,133	$(223)	$101,078

17. Shares Repurchased and Dividends

On October 25, 2022, the Company announced that it would be raising its quarterly dividend to $0.31 per share of Common Stock and to $0.248 per share of Class B Common Stock, up from $0.30 and $0.24 per share, respectively. The amount and timing of any dividend payment is subject to the approval of the Board of Directors each quarter.

On October 18, 2021, the Company’s Board of Directors authorized a share repurchase program to repurchase from time to time up to $100.0 million of its outstanding shares of Common Stock, inclusive of the amount which remained available under the existing share repurchase program approved on January 2, 2019. Repurchases made under the program, if any, will be made in either the open market or in privately negotiated transactions. The timing, manner, price and amount of any repurchases will depend on a variety of factors, including economic and market conditions, the Company stock price, corporate liquidity requirements and priorities, applicable legal requirements and other factors. The share repurchase program has been funded to date with the Company’s available cash and will be funded in the future using the Company’s available cash or capacity under its Credit Agreement and may be suspended or discontinued at any time. During the thirteen and thirty-nine weeks ended May 27, 2023, the Company did not repurchase any shares. During the thirteen and thirty-nine weeks ended May 28, 2022, the Company repurchased 52,500 and 75,250 shares for an average price per share of $190.37 and $167.54, respectively, under the share repurchase program. As of May 27, 2023, the Company had $63.6 million remaining to repurchase under the share repurchase program.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and any documents incorporated by reference may contain forward-looking statements within the meaning of the federal securities laws. Forward-looking statements contained in this Quarterly Report on Form 10-Q and any documents incorporated by reference are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words such as “estimates,” “anticipates,” “projects,” “plans,” “expects,” “intends,” “believes,” “seeks,” “could,” “should,” “may,” “will,” “strategy,” “objective,” “assume,” “strive,” “design,” “assumption,” “vision” or the negative versions thereof, and similar expressions and by the context in which they are used. Such forward-looking statements are based upon our current expectations and speak only as of the date made. Such statements are highly dependent upon a variety of risks, uncertainties and other important factors that could cause actual results to differ materially from those reflected in such forward-looking statements. Such factors include, but are not limited to, uncertainties caused by an economic recession or other adverse economic conditions, including, without limitation, as a result of continued high inflation rates or further increases in inflation or interest rates or extraordinary events or circumstances such as geopolitical conflicts like the conflict between Russia and Ukraine or the COVID-19 pandemic, and their impact on our customers’ businesses and workforce levels, disruptions of our business and operations, including limitations on, or closures of, our facilities, or the business and operations of our customers or suppliers in connection with extraordinary events or circumstances such as the COVID-19 pandemic, uncertainties regarding our ability to consummate acquisitions and successfully integrate acquired businesses, including Clean Uniform (“Clean”), and the performance of such businesses, uncertainties regarding any existing or newly-discovered expenses and liabilities related to environmental compliance and remediation, any adverse outcome of pending or future contingencies or claims, our ability to compete successfully without any significant degradation in our margin rates, seasonal and quarterly fluctuations in business levels, our ability to preserve positive labor relationships and avoid becoming the target of corporate labor unionization campaigns that could disrupt our business, the effect of currency fluctuations on our results of operations and financial condition, our dependence on third parties to supply us with raw materials, which such supply could be severely disrupted as a result of extraordinary events or circumstances such as the COVID-19 pandemic or the conflict between Russia and Ukraine, any loss of key management or other personnel, increased costs as a result of any changes in federal, state, international or other laws, rules and regulations or governmental interpretation of such laws, rules and regulations, uncertainties regarding, or adverse impacts from continued high price levels of natural gas, electricity, fuel and labor or increases in such costs, the negative effect on our business from sharply depressed oil and natural gas prices, including, without limitation, as a result of extraordinary events or circumstances such as the COVID-19 pandemic, the continuing increase in domestic healthcare costs, increased workers’ compensation claim costs, increased healthcare claim costs, including as a result of extraordinary events or circumstances such as the COVID-19 pandemic, our ability to retain and grow our customer base, demand and prices for our products and services, fluctuations in our Specialty Garments business, political or other instability, supply chain disruption or infection among our employees in Mexico and Nicaragua where our principal garment manufacturing plants are located, including, without limitation, as a result of extraordinary events or circumstances such as the COVID-19 pandemic, our ability to properly and efficiently design, construct, implement and operate a new customer relationship management (“CRM”) computer system and an enterprise resource planning (“ERP”) computer system, interruptions or failures of our information technology systems, including as a result of cyber-attacks, additional professional and internal costs necessary for compliance with any changes in or additional Securities and Exchange Commission (“SEC”), New York Stock Exchange and accounting or other rules, including, without limitation, recent rules proposed by the SEC regarding climate-related and cybersecurity-related disclosures, strikes and unemployment levels, our efforts to evaluate and potentially reduce internal costs, economic and other developments associated with the war on terrorism and its impact on the economy, the impact of foreign trade policies and tariffs or other impositions on imported goods on our business, results of operations and financial condition, general economic conditions, our ability to successfully implement our business strategies and processes, including our capital allocation strategies, our ability to successfully remediate the material weakness in internal control over financial reporting disclosed in our Annual Report on Form 10-K for the year ended August 27, 2022 and the other factors described under “Part I, Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended August 27, 2022 and in our other filings with the SEC, including, without limitation, under Part II, Item 1A. “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. We undertake no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made.

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

As mentioned and described in Note 16, “Segment Reporting,” to our Consolidated Financial Statements, we have five reporting segments: U.S. and Canadian Rental and Cleaning, Manufacturing (“MFG”), Corporate, Specialty Garments and First Aid. We refer to the laundry locations of the U.S. and Canadian Rental and Cleaning reporting segment as “industrial laundries” or “industrial laundry locations”, and to the U.S. and Canadian Rental and Cleaning, MFG, and Corporate reporting segments combined as our “Core Laundry Operations.”

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

Effects of Inflation and Current Economic Conditions

In general, we believe that our results of operations are not dependent on moderate changes in the inflation rate. Historically, we have been able to manage the impacts of more significant changes in inflation rates through our customer relationships, customer agreements that generally provide for price increases and continued focus on improvements of operational productivity. However, the current inflationary environment has had a negative impact on our margins, including as a result of increased energy costs for our vehicles and our plants, as well as increasing wages in the labor markets in which we compete. Inflation could continue to pressure our margins in future periods. In addition, in response to the concerns over inflation risk in the broader U.S. economy, the U.S. Federal Reserve increased its benchmark interest rate between March 2022 and June 2023 by a cumulative 5.0 percentage points, and has signaled that it may approve one or more additional rate increases in the remainder of 2023. It is possible that increases in interest rates may ultimately result in an economic recession, which could have a material adverse impact on our business. Adverse economic conditions resulting from inflationary pressures, U.S. Federal Reserve actions, geopolitical issues or otherwise are difficult to predict and may have a material adverse impact on our business, results of operations and financial condition.

Please see Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended August 27, 2022 for an additional discussion of risks and potential risks of inflation and adverse economic conditions on our business, financial condition and results of operations.

COVID-19 Assessment

At times during the global COVID-19 pandemic, our revenues were significantly adversely impacted as a result of many customers closing their businesses or operating at limited capacities. In addition, at times during the pandemic, we experienced supply chain disruptions with respect to certain products, including hand sanitizer and masks. Although our operating results continue to be impacted by supply chain disruption and increased costs for supplies, including as a result of general inflationary pressures and Russia’s invasion of Ukraine, these adverse impacts and disruptions have declined since the height of the pandemic.

We remain focused on the safety and well-being of our team partners and on the service of our customers. We will continue to review and assess the COVID-19 pandemic and its lasting impacts on our team partners, our customers, our suppliers and our business so that we can seek to address the impacts on our business and service our customers.

Please see Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended August 27, 2022 for an additional discussion of risks and potential risks of the COVID-19 pandemic on our business, financial condition and results of operations.

Results of Operations

The following table presents certain selected financial data, including the percentage of revenues represented by each item, for the thirteen and thirty-nine weeks ended May 27, 2023 and May 28, 2022.

	Thirteen weeks ended					Thirty-nine weeks ended
(In thousands, except percentages)	May 27, 2023	% of Revenues	May 28, 2022	% of Revenues	% Change	May 27, 2023	% of Revenues	May 28, 2022	% of Revenues	% Change
Revenues	$576,668	100.0%	$511,548	100.0%	12.7%	$1,661,157	100.0%	$1,484,408	100.0%	11.9%
Operating expenses:
Cost of revenues (1)	379,419	65.8	334,633	65.4	13.4	1,103,287	66.4	969,579	65.3	13.8
Selling and administrative expenses (1)	132,677	23.0	116,191	22.7	14.2	372,230	22.4	332,985	22.4	11.8
Depreciation and amortization	31,175	5.4	27,027	5.3	15.3	88,115	5.3	80,744	5.4	9.1
Total operating expenses	543,271	94.2	477,851	93.4	13.7	1,563,632	94.1	1,383,308	93.2	13.0
Operating income	33,397	5.8	33,697	6.6	(0.9)	97,525	5.9	101,100	6.8	(3.5)
Other expense (income), net	68	0.0	91	0.0	(25.3)	(4,827)	(0.3)	22	0.0	(22,040.9)
Income before income taxes	33,329	5.8	33,606	6.6	(0.8)	102,352	6.2	101,078	6.8	1.3
Provision for income taxes	9,053	1.6	8,539	1.7	6.0	26,309	1.6	23,855	1.6	10.3
Net income	$24,276	4.2%	$25,067	4.9%	(3.2)%	$76,043	4.6%	$77,223	5.2%	(1.5)%

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

In fiscal 2018, we initiated a multiyear CRM project to further develop, implement and deploy a third-party application we licensed. This new solution improves functionality, capability and information flow and increases automation in servicing our customers. As of

May 27, 2023, we capitalized $44.6 million related to this CRM project. We began deployment of our new CRM system during the second half of fiscal 2021 and anticipate that deployment will continue through fiscal 2023. We are depreciating this system over a 10-year life and recognized $0.9 million and $2.5 million of amortization expense during the thirteen and thirty-nine weeks ended May 27, 2023, respectively.

In fiscal 2022, we initiated a multiyear ERP project with a strong focus on supply chain and procurement automation and technology. We believe that this initiative will become the core of the UniFirst technology footprint and will integrate and complement the capabilities of the CRM system that we are currently deploying. We expect this system and the supply chain and procurement capabilities that it will provide will enable lower operating costs and customer churn through enhanced inventory utilization and vendor management, improved response times to customer orders and more efficient back-end processes. These capabilities will allow us to more effectively respond to and mitigate the types of supply chain challenges we experienced during the pandemic and continue to experience primarily as a result of the current inflationary environment.

Over the last few years, we have been focused on three discrete strategic initiatives that are critical to our efforts to transform the Company in terms of our overall capabilities and competitive positioning. These initiatives are the CRM implementation of the ERP system (discussed above) and investments in the UniFirst brand. We refer to these three initiatives together as our “Key Initiatives”. For the thirteen and thirty-nine weeks ended May 27, 2023, we incurred $8.4 million and $27.5 million, respectively, of costs directly attributable to our Key Initiatives. For the thirteen and thirty-nine weeks ended May 28, 2022, we incurred $11.4 million and $24.1 million, respectively, of costs directly attributable to our Key Initiatives.

On October 25, 2022, we announced that we will be raising our quarterly dividend to $0.31 per share of Common Stock and to $0.248 per share of Class B Common Stock, up from $0.30 and $0.24 per share, respectively. The amount and timing of any dividend payment is subject to the approval of our Board of Directors each quarter.

On October 18, 2021, our Board of Directors authorized a share repurchase program to repurchase from time to time up to $100.0 million of our outstanding shares of Common Stock, inclusive of the amount which remained available under the existing share repurchase program approved on January 2, 2019. Repurchases made under the program, if any, will be made in either the open market or in privately negotiated transactions. The timing, manner, price and amount of any repurchases will depend on a variety of factors, including economic and market conditions, the Company stock price, corporate liquidity requirements and priorities, applicable legal requirements and other factors. The share repurchase program has been funded to date with our available cash and will be funded in the future using our available cash or capacity under our Credit Agreement (defined below) and may be suspended or discontinued at any time. During the thirty-nine weeks ended May 27, 2023, we did not repurchase any shares. During the thirteen and thirty-nine weeks ended May 28, 2022, we repurchased 52,500 and 75,250 shares, respectively, for an average price per share of $190.37 and $167.54, respectively, under the share repurchase program. As of May 27, 2023, we had $63.6 million remaining to repurchase under our share repurchase program.

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

On March 13, 2023, we completed our acquisition of the business and certain real estate assets of Clean from Clean Holdco, Inc. and certain of its affiliates for an aggregate purchase price of approximately $299.1 million, net of cash acquired. Clean is a uniform, workwear and facility service program provider with 11 locations covering Missouri, Illinois, Arkansas, Kansas and Oklahoma. The results of operations from Clean were included in our results under the Core Laundry Operations’ segment subsequent to the acquisition date of March 13, 2023. We paid for the acquisition of Clean with cash on hand and borrowings under the Credit Agreement, which we repaid in full during the third quarter of fiscal 2023. Transaction and related costs, consisting primarily of professional fees, directly related to the acquisition, totaled approximately $0.7 million and $2.7 million, respectively for thirteen and thirty-nine weeks ended May 27, 2023. All transaction and related costs were expensed as incurred and are included in selling and administrative expenses.

Thirteen weeks ended May 27, 2023 compared with thirteen weeks ended May 28, 2022

Revenues

(In thousands, except percentages)	May 27, 2023	May 28, 2022	Dollar Change	Percent Change
Core Laundry Operations	$501,719	$450,039	$51,680	11.5%
Specialty Garments	49,407	41,198	8,209	19.9%
First Aid	25,542	20,311	5,231	25.8%
Consolidated total	$576,668	$511,548	$65,120	12.7%

The increase in consolidated revenues of 12.7% during the thirteen weeks ended May 27, 2023 compared to the prior year comparable period was due primarily to growth in our Core Laundry Operations of 11.5%. The increase in our Core Laundry Operations was due to organic growth of 7.8%, the effect of Canadian dollar exchange rate changes on our revenues of (0.7)%, and acquisition related growth of 4.4%. The Core Laundry Operations strong organic growth rate was primarily the result of pricing efforts over the last year to share with our customers the cost increases that we have incurred in our business due to the ongoing inflationary environment and solid new sales. The impact on our revenues from acquisitions was primarily the result of our acquisition of Clean, which was completed on March 13, 2023. During the thirteen weeks ended May 27, 2023, Clean accounted for $19.8 million of revenue, which was included in Core Laundry Operations. Organic growth consists primarily of new sales, price increases, and net changes in the wearer levels at our existing customers, offset by lost accounts.

Specialty Garments revenues in the thirteen weeks ended May 27, 2023 increased compared to the prior year comparable period. Cleanroom revenue growth accounted for growth of 6.1% and the North American nuclear operations accounted for growth of 14.3% due primarily to increased project work in thirteen weeks ended May 27, 2023. This was partially offset by the European nuclear operations which accounted for an effect on growth of (0.5)%. Specialty Garments’ results are often affected by seasonality and the timing and length of our customers’ power reactor outages as well as our project-based activities.

First Aid revenues in the thirteen weeks ended May 27, 2023 increased compared to the prior year comparable period. This growth continues to reflect our investment in expanding the first aid van business, which accounted for growth of 16.1%, and higher activity in the wholesale distribution business, which accounted for growth of 9.7%.

Cost of Revenues

(In thousands, except percentages)	May 27, 2023	May 28, 2022	Dollar Change	Percent Change
Cost of revenues	$379,430	$334,633	$44,797	13.4%
% of Revenues	65.8%	65.4%

The increase in consolidated costs of revenues of 13.4% during the thirteen weeks ended May 27, 2023 compared to the prior year comparable period was due primarily to the impact of the revenue growth, mentioned above. In addition, the cost of revenues increased primarily due to an increase in Core Laundry Operations’ merchandise expense as a percentage of revenues of 0.4% which is being impacted by the current inflationary environment.

Selling and Administrative Expenses

(In thousands, except percentages)	May 27, 2023	May 28, 2022	Dollar Change	Percent Change
Selling and administrative expenses	$132,677	$116,191	$16,486	14.2%
% of Revenues	23.0%	22.7%

The increase in selling and administrative costs of 14.2% during the thirteen weeks ended May 27, 2023 compared to the prior year comparable period was due primarily to increased support for the revenue growth, mentioned above, as well as an increase in healthcare claims expense of $4.0 million and costs incurred in the quarter related to a legal matter of approximately $1.3 million. The increase in costs were partially offset by a decrease in spending on our Key Initiative and Clean acquisition-related costs from $11.4 million in the third quarter of fiscal 2022 to $9.1 million in the third quarter of fiscal 2023.

Depreciation and Amortization

(In thousands, except percentages)	May 27, 2023	May 28, 2022	Dollar Change	Percent Change
Depreciation and amortization	$31,175	$27,027	$4,148	15.3%
% of Revenues	5.4%	5.3%

Depreciation and amortization expense increased by 15.3% but remained relatively consistent with the prior year comparable period as a percentage of revenues. The increase was due primarily to $3.1 million of depreciation and amortization related to the Clean acquisition in the third quarter of fiscal 2023, of which $2.2 million was intangibles amortization.

Operating Income

For the thirteen weeks ended May 27, 2023 and May 28, 2022, changes in our revenues and costs as discussed above resulted in the following changes in our operating income and margin:

(In thousands, except percentages)	May 27, 2023	May 28, 2022	Dollar Change	Percent Change
Core Laundry Operations	$20,995	$26,431	$(5,436)	(20.6)%
Specialty Garments	12,455	7,161	5,294	73.9%
First Aid	(53)	105	(158)	(150.5)%
Operating income	$33,397	$33,697	$(300)	(0.9)%
Operating income margin	5.8%	6.6%

Other Expense, net

(In thousands, except percentages)	May 27, 2023	May 28, 2022	Dollar Change	Percent Change
Interest income, net	$(553)	$(340)	$(213)	62.6%
Other expense, net	621	431	190	44.1%
Total other expense, net	$68	$91	$(23)	(25.3)%

Other expense, net during the thirteen weeks ended May 27, 2023 was relatively consistent with the prior year comparable period.

Provision for Income Taxes

(In thousands, except percentages)	May 27, 2023	May 28, 2022	Dollar Change	Percent Change
Provision for income taxes	$9,053	$8,539	$514	6.0%
Effective income tax rate	27.2%	25.4%

The increase in the effective tax rate for the thirteen weeks ended May 27, 2023 as compared to the corresponding period in the prior year was due primarily to lower tax credits in the third quarter of fiscal 2023.

Thirty-nine weeks ended May 27, 2023 compared with thirty-nine weeks ended May 28, 2022

Revenues

(In thousands, except percentages)	May 27, 2023	May 28, 2022	Dollar Change	Percent Change
Core Laundry Operations	$1,456,167	$1,311,941	$144,226	11.0%
Specialty Garments	135,613	116,220	19,393	16.7%
First Aid	69,377	56,247	13,130	23.3%
Consolidated total	$1,661,157	$1,484,408	$176,749	11.9%

The increase in consolidated revenues of 11.9% during the thirty-nine weeks ended May 27, 2023 compared to the prior year comparable period was due primarily to growth in our Core Laundry Operations of 11.0%. The increase in our Core Laundry Operations was due to organic growth of 9.6%, effect of Canadian dollar exchange rate changes on our revenues of (0.5)%, and acquisition related growth of 2.0%. The Core Laundry Operations strong organic growth rate was primarily the result of pricing efforts over the last year to share with our customers the cost increases that we have incurred in our business due to the ongoing inflationary environment, strong new sales and solid customer retention. The impact on our revenues from acquisitions was primarily the result of our acquisition of Clean, which was completed on March 13, 2023. During the thirty-nine weeks ended May 27, 2023, Clean accounted for $19.8 million of revenue, which was included in Core Laundry Operations. Organic growth consists primarily of new sales, price increases, and net changes in the wearer levels at our existing customers, offset by lost accounts.

Specialty Garments revenues in the thirty-nine weeks ended May 27, 2023 increased compared to the prior year comparable period. Cleanroom revenue growth accounted for growth of 8.8% and the North American nuclear operations accounted for growth of 7.7% due primarily to increased project work in fiscal 2023. The European nuclear operations effect on revenue growth was nominal. Specialty Garments’ results are often affected by seasonality and the timing and length of our customers’ power reactor outages as well as our project-based activities.

First Aid revenues in the thirty-nine weeks ended May 27, 2023 increased compared to the prior year comparable period. Increased activity in the wholesale distribution business accounted for growth of 11.8% and the van business accounted for growth of 11.5%.

Cost of Revenues

(In thousands, except percentages)	May 27, 2023	May 28, 2022	Dollar Change	Percent Change
Cost of revenues	$1,103,298	$969,579	$133,719	13.8%
% of Revenues	66.4%	65.3%

The increase in consolidated costs of revenues of 13.8% during the thirty-nine weeks ended May 27, 2023 compared to the prior year comparable period was due primarily to the impact of the revenue growth, as mentioned above. In addition, the cost of revenues increased primarily due to an increase in Core Laundry Operations’ merchandise expense as a percentage of revenues of 0.9% which is being impacted by the current inflationary environment.

Selling and Administrative Expenses

(In thousands, except percentages)	May 27, 2023	May 28, 2022	Dollar Change	Percent Change
Selling and administrative expenses	$372,230	$332,985	$39,245	11.8%
% of Revenues	22.4%	22.4%

The increase in selling and administrative costs of 11.8% during the thirty-nine weeks ended May 27, 2023 compared to the prior year comparable period was due primarily to increased support for the revenue growth, mentioned above. Also contributing to the increase was an additional $3.5 million of costs to support our Key Initiatives compared to the prior year comparable period and $2.7 million of Clean acquisition-related costs in the thirty-nine weeks ended May 27, 2023.

Depreciation and Amortization

(In thousands, except percentages)	May 27, 2023	May 28, 2022	Dollar Change	Percent Change
Depreciation and amortization	$88,115	$80,744	$7,371	9.1%
% of Revenues	5.3%	5.4%

Depreciation and amortization expense increased by 9.1% but remained relatively consistent with the prior year comparable period as a percentage of revenues. The increase was due primarily to continued investment in our technology capabilities and infrastructure to support our Key Initiatives and future growth as well as $3.1 million of depreciation and amortization related to the Clean acquisition in the third quarter of fiscal 2023, of which $2.2 million was intangibles amortization.

Operating Income

For the thirty-nine weeks ended May 27, 2023 and May 28, 2022, changes in our revenues and costs as discussed above resulted in the following changes in our operating income and margin:

(In thousands, except percentages)	May 27, 2023	May 28, 2022	Dollar Change	Percent Change
Core Laundry Operations	$68,468	$81,683	$(13,215)	(16.2)%
Specialty Garments	30,683	19,640	11,043	56.2%
First Aid	(1,626)	(223)	(1,403)	629.1%
Operating income	$97,525	$101,100	$(3,575)	(3.5)%
Operating income margin	5.9%	6.8%

Other (Income) Expense, net

(In thousands, except percentages)	May 27, 2023	May 28, 2022	Dollar Change	Percent Change
Interest income, net	$(6,353)	$(1,739)	$(4,614)	265.3%
Other expense, net	1,526	1,761	(235)	(13.3)%
Total other (income) expense, net	$(4,827)	$22	$(4,849)	(22040.9)%

The increase in other (income) expense, net during the thirty-nine weeks ended May 27, 2023 as compared to the prior year comparable period was due primarily to increases in interest income earned on our cash reserves and short-term investments as a result of rising interest rates.

Provision for Income Taxes

(In thousands, except percentages)	May 27, 2023	May 28, 2022	Dollar Change	Percent Change
Provision for income taxes	$26,309	$23,855	$2,454	10.3%
Effective income tax rate	25.7%	23.6%

The increase in the effective tax rate for the thirty-nine weeks ended May 27, 2023 as compared to the corresponding period in the prior year was due primarily to the impact of higher tax benefits related primarily to the release of $1.2 million of certain tax reserves during the thirty-nine weeks ended May 28, 2022.

Liquidity and Capital Resources

General

Cash and cash equivalents and short-term investments totaled $69.3 million as of May 27, 2023, a decrease from $376.4 million as of prior fiscal year end. The decrease in cash and cash equivalents and short-term investments was largely driven by our purchase of Clean for $299.1 million, net of cash, and continued investment in our business with capital expenditures. We generated $142.8 million and $88.8 million in cash from operating activities in the thirty-nine weeks ended May 27, 2023 and May 28, 2022, respectively. The increase was primarily due to lower working capital needs of the business. During the thirty-nine weeks ended May 27, 2023, we continued to invest in our business with capital expenditures totaling $126.1 million.

As described above, on March 13, 2023, we completed our acquisition of the business and certain real estate assets of Clean and certain of its affiliates for an aggregate purchase price of approximately $299.1 million, net of cash acquired of $3.3 million. Clean is a uniform, workwear and facility service program provider with 11 locations covering Missouri, Illinois, Arkansas, Kansas and Oklahoma. We borrowed and repaid $80.0 million from our Credit Agreement (as defined below) during the third quarter of fiscal 2023 to finance the acquisition of Clean and fund our day-to-day operations.

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

We did not repurchase any shares of our Common Stock during the thirty-nine weeks ended May 27, 2023 pursuant to our share repurchase program.

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

Sources and uses of cash flows for the thirty-nine weeks ended May 27, 2023 and May 28, 2022, respectively, are summarized as follows:

(In thousands, except percentages)	May 27, 2023	May 28, 2022	Percent Change
Net cash provided by operating activities	$142,807	$88,838	60.7%
Net cash used in investing activities	(439,754)	(139,806)	214.5%
Net cash used in financing activities	(20,225)	(49,760)	(59.4)%
Effect of exchange rate changes	76	(1,545)	(104.9)%
Net decrease in cash and cash equivalents	$(317,096)	$(102,273)	210.0%

Net Cash Provided by Operating Activities

The net cash provided by operating activities during the thirty-nine weeks ended May 27, 2023 increased as compared to the prior year comparable period due to positive impacts from inventories of $10.4 million, receivables of $9.9 million, and accrued liabilities of $8.0 million. The positive impact from inventories and merchandise in service was due primarily to a focused effort on managing our inventory balances in the current year and our balance sheet position continuing to normalize coming out of the COVID-19 pandemic. The positive impact from receivables was due primarily to a focused effort on collections. The positive impact from accrued liabilities was due primarily to higher health insurance claims as well as higher accruals for incentive compensation and a third-party consultant working on our ERP project partially, offset by a decline in our casualty insurance accrual.

Net Cash Used in Investing Activities

The net increase in cash used in investing activities during the thirty-nine weeks ended May 27, 2023 was primarily the result of our acquisition of Clean, which was completed on March 13, 2023 for a purchase price, net of cash acquired, of approximately $299.1 million. Also contributing to the increase were an increase in capital expenditures of $26.8 million as compared to the prior year comparable period and a purchase of certificates of deposit during the third quarter of fiscal 2023 at a cost of $10.0 million.

Net Cash Used in Financing Activities

The decrease in net cash used in financing activities during the thirty-nine weeks ended May 27, 2023 was due primarily to no Common Stock repurchases during the thirty-nine weeks ended May 27, 2023 as compared to $30.5 million of repurchases in the prior year comparable period. Furthermore, there was also a decrease in taxes withheld and paid related to net-share settlement of equity awards of $1.0 million. During the third quarter of fiscal 2023, we borrowed and repaid $80.0 million under our Credit Agreement. The funds were used primarily to finance the acquisition of Clean. This was partially offset by an increase in dividends paid of $1.1 million.

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

On March 9, 2023, we exercised the accordion feature of the Credit Agreement pursuant to an amendment to the Credit Agreement. The exercise of the accordion feature increases the aggregate commitments under the Credit Agreement by $100.0 million, for a total aggregate commitment of up to $275.0 million. In addition, the amendment provides for the replacement of LIBOR with SOFR such that borrowings are based on, at our election, the SOFR rate or a base rate, plus in each case a spread based on our consolidated funded debt ratio. The amendment also refreshed the accordion feature, so that, provided there is no default or event of default under the Credit Agreement and we are in compliance with our financial covenants on a pro forma basis, we may request an increase in the aggregate commitments under the Credit Agreement (in the form of revolving or term tranches) of up to an additional $100.0 million, for a total aggregate commitment of up to $375.0 million. Availability of credit requires compliance with certain financial and other covenants, including a maximum consolidated funded debt ratio and minimum consolidated interest coverage ratio as defined in the

Credit Agreement. We test our compliance with these financial covenants on a fiscal quarterly basis. As of May 27, 2023, the interest rates applicable to our borrowings under the Credit Agreement would be calculated as SOFR plus 1.00% at the time of the respective borrowing.

During the third fiscal quarter of 2023, we borrowed $80.0 million under our Credit Agreement to finance the acquisition of Clean and fund our day-to-day operations. All borrowings were repaid as of May 27, 2023 and we had no outstanding amounts under our Credit Agreement as of May 27, 2023. As of May 27, 2023, we had outstanding letters of credit amounting to $66.5 million, leaving $208.5 million available for borrowing under the Credit Agreement.

As of May 27, 2023, we were in compliance with all covenants under the Credit Agreement.

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

As of May 27, 2023, we had forward contracts with a notional value of approximately 5.8 million CAD outstanding and recorded the fair value of the contracts, in the amount of $0.2 million, in prepaid expenses and other current assets and other long-term assets with a corresponding $0.2 million gain in accumulated other comprehensive loss, which was recorded net of tax. During the thirteen and thirty-nine weeks ended May 27, 2023, we reclassified a nominal amount and $0.1 million, respectively, from accumulated other comprehensive loss to revenue, related to the derivative financial instruments. The gain on these forward contracts that resulted in a decrease to accumulated other comprehensive loss as of May 27, 2023 is expected to be reclassified to revenues prior to their maturity on August 29, 2026.

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

There is usually a range of reasonable estimates of the costs associated with each site. In accordance with U.S. GAAP, our accruals represent the amount within the range that we believe is the best estimate or the low end of a range of estimates if no point within the range is a better estimate. When we believe that both the amount of a particular liability and the timing of the payments are reliably determinable, we adjust the cost in current dollars using a rate of 3% for inflation until the time of expected payment and discount the cost to present value using current risk-free interest rates. As of May 27, 2023, the risk-free interest rates we utilized ranged from 3.80% to 4.23%.

For environmental liabilities that have been discounted, we include interest accretion, based on the effective interest method, in selling and administrative expenses on the Consolidated Statements of Income. The changes to the amounts of our environmental liabilities for the thirty-nine weeks ended May 27, 2023 were as follows (in thousands):

May 27, 2023
Balance as of August 27, 2022	$32,191
Revisions in estimates	(5)
Costs incurred for which reserves have been provided	(1,374)
Insurance proceeds	122
Interest accretion	777
Changes in discount rates	(1,717)
Balance as of May 27, 2023	$29,994

Anticipated payments and insurance proceeds relating to currently identified environmental remediation liabilities as of May 27, 2023, for the next five fiscal years and thereafter, as measured in current dollars, are reflected below.

(In thousands)	2023	2024	2025	2026	2027	Thereafter	Total
Estimated costs – current dollars	$10,819	$3,051	$1,741	$1,437	$1,250	$14,947	$33,245
Estimated insurance proceeds	(113)	(159)	(173)	(159)	(173)	(230)	(1,007)
Net anticipated costs	$10,706	$2,892	$1,568	$1,278	$1,077	$14,717	$32,238
Effect of inflation							10,165
Effect of discounting							(12,409)
Balance as of May 27, 2023							$29,994

Estimated insurance proceeds are primarily received from an annuity received as part of our legal settlement with an insurance company. Annual proceeds of approximately $0.3 million are deposited into an escrow account which funds remediation and monitoring costs for two sites related to our former operations in Williamstown, Vermont. Annual proceeds received but not expended in the current year accumulate in this account and may be used in future years for costs related to this site through the year 2027. As of May 27, 2023, the balance in this escrow account, which is held in a trust and is not recorded in our Consolidated Balance Sheet, was approximately $5.2 million. Also included in estimated insurance proceeds are amounts we are entitled to receive pursuant to legal settlements as reimbursements from three insurance companies for estimated costs at the site in Uvalde, Texas.

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

In addition, in the fourth quarter of fiscal 2022, the Mexican federal tax authority issued a tax assessment on our subsidiary in Mexico for fiscal 2016 import taxes, value added taxes and custom processing fees of over $17.0 million, plus surcharges, fines and penalties of over $67.7 million for a total assessment of over $84.7 million, which accrues interest and other charges. We disagree with such tax assessment and are challenging the validity of the tax assessment through an appeal process. While we are unable to ascertain the ultimate outcome of this matter, based on the information currently available, we believe that a loss with respect to this matter is neither probable nor remote. Given the uncertainty associated with the ultimate resolution of this matter, we are unable to reasonably assess an estimate or range of estimates of any potential losses.

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

Contractual Obligations and Other Commercial Commitments

As of May 27, 2023, there were no material changes to our contractual obligations that were disclosed in our Annual Report on Form 10-K for the year ended August 27, 2022. As of May 27, 2023, we did not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

See Note 2, “Recent Accounting Pronouncements” to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for more information on recently implemented and issued accounting standards.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

We have determined that all of our foreign subsidiaries operate primarily in local currencies that represent the functional currencies of such subsidiaries. All assets and liabilities of our foreign subsidiaries are translated into U.S. dollars using the exchange rate prevailing at the balance sheet date. The effects of exchange rate fluctuations on the translation of assets and liabilities are recorded as a component of shareholders’ equity. Revenues and expenses are translated at the average exchange rates in effect during each month of the fiscal year. As such, our financial condition and operating results are affected by fluctuations in the value of the U.S. dollar as compared to currencies in foreign countries. Revenues denominated in currencies other than the U.S. dollar represented approximately 6.8% and 7.0%, respectively, of total consolidated revenues for the thirteen and thirty-nine weeks ended May 27, 2023. Total assets denominated in currencies other than the U.S. dollar represented approximately 6.6% and 7.0% of total consolidated assets as of May 27, 2023 and August 27, 2022, respectively. If exchange rates had increased or decreased by 10% from the actual rates in effect during the thirteen and thirty-nine weeks ended May 27, 2023, our revenues would have increased or decreased by $0.1 million and $0.3 million, respectively, and total assets as of May 27, 2023 would have increased or decreased by approximately $16.7 million.

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

As of May 27, 2023, we had forward contracts with a notional value of approximately 5.8 million CAD outstanding and recorded the fair value of the contracts, in the amount of $0.2 million, in prepaid expenses and other current assets and other long-term assets with a corresponding $0.2 million gain in accumulated other comprehensive loss, which was recorded net of tax. During the thirteen and thirty-nine weeks ended May 27, 2023, we reclassified a nominal amount and $0.1 million, respectively, from accumulated other comprehensive loss to revenue, related to the derivative financial instruments. The gain on these forward contracts that resulted in a decrease to accumulated other comprehensive loss as of May 27, 2023 is expected to be reclassified to revenues prior to their maturity on August 29, 2026.

Other than the forward contracts, discussed above, we do not operate a hedging program to mitigate the effect of a significant change in the value of the functional currencies of our foreign subsidiaries, which include the Canadian dollar, euro, British pound, Mexican peso and Nicaraguan cordoba, as compared to the U.S. dollar. Any losses or gains resulting from unhedged foreign currency transactions, including exchange rate fluctuations on intercompany accounts are reported as transaction losses (gains) in our other income, net. The intercompany payables and receivables are denominated in Canadian dollars, euros, British pounds, Mexican pesos and Nicaraguan cordobas. During the thirteen and thirty-nine weeks ended May 27, 2023, transaction loss of $0.4 million and gain of $0.8 million, respectively, and were included in other income. If exchange rates had increased or decreased by 10% during the thirteen and thirty-nine weeks ended May 27, 2023, we would have recognized exchange gains or losses of approximately $1.9 million and $1.1 million, respectively.

Interest Rate Sensitivity

We are exposed to market risk from changes in interest rates, which may adversely affect our financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, we manage exposures through our operating and financing activities. We are exposed to interest rate risk primarily through borrowings under our Credit Agreement. During the third fiscal quarter of 2023, we borrowed and repaid $80.0 million under the Credit Agreement. Under the Credit Agreement, we borrow funds at variable interest rates based on, at our election, the SOFR rate or a base rate, plus in each case a spread based on our consolidated funded debt ratio. To the extent we have borrowings outstanding under the Credit Agreement, changes in interest rates result in changes in our interest expense.

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

Changes in Internal Control over Financial Reporting

Other than the remediation measures with respect to the material weakness described below, there were no changes in our internal control over financial reporting during the third quarter of fiscal 2023 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Remediation

Management has worked with the application provider to implement security enhancements to the CRM system that provide improved control over user access. These enhancements are subject to management's testing, which will be performed in the fourth quarter of fiscal 2023. We believe that these actions as well as other enhancements to our business process controls, both automated and manual, will enable us to remediate the material weakness. The material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We currently believe, although there can be no assurance, that the remediation of the material weakness will be completed by the end of fiscal 2023.

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

101

The following financial information from UniFirst Corporation Quarterly Report on Form 10-Q for the quarter ended May 27, 2023 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101) (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UniFirst Corporation

July 6, 2023	By:	/s/ Steven S. Sintros
Steven S. Sintros
President and Chief Executive Officer

July 6, 2023	By:	/s/ Shane O’Connor
Shane O’Connor
Executive Vice President and Chief Financial Officer