Form 10-K
period 2023-08-26
UNIFIRST CORP
filed 2023-10-26
CIK 717954

s

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended August 26, 2023

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____to _______

Commission file number 001-08504.

UNIFIRST CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Massachusetts	04-2103460
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

68 Jonspin Road

Wilmington, Massachusetts 01887

(Address of Principal Executive Offices) (Zip Code)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b) ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of outstanding shares of the Registrant’s Common Stock and Class B Common Stock as of October 20, 2023 were 15,104,582 and 3,590,295, respectively. The aggregate market value of the voting stock of the Registrant held by non-affiliates as of February 24, 2023 (the last business day of the Registrant’s most recently completed second fiscal quarter), computed by reference to the closing sale price of such shares on such date, was approximately $2,900,323,933.

Documents Incorporated By Reference

The Registrant intends to file a Definitive Proxy Statement pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended, for its 2024 Annual Meeting of Shareholders within 120 days of the end of the fiscal year ended August 26, 2023. Portions of such Proxy Statement are incorporated by reference in Part III of this Annual Report on Form 10-K.

UniFirst Corporation

Annual Report on Form 10-K

For the Fiscal Year Ended August 26, 2023

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

ITEM 1. BUSINESS

GENERAL

UniFirst Corporation, a corporation organized under the laws of the Commonwealth of Massachusetts in 1950, together with its subsidiaries, hereunder referred to as “we”, “our”, the “Company”, or “UniFirst”, is one of the leading providers of workplace uniforms and protective work wear clothing in the United States (“U.S.”). We design, manufacture, personalize, rent, clean, deliver, and sell a wide range of uniforms and protective clothing, including shirts, pants, jackets, coveralls, lab coats, smocks, aprons and specialized protective wear, such as flame resistant and high visibility garments. We also rent and sell industrial wiping products, floor mats, facility service products and other non-garment items, and provide restroom and cleaning supplies and first aid cabinet services and other safety supplies as well as certain safety training to a variety of manufacturers, retailers and service companies. We serve businesses of all sizes in numerous industry categories. At certain specialized facilities, we also decontaminate and clean work clothes and other items that may have been exposed to radioactive materials, and service special cleanroom protective wear and facilities.

Our principal services include providing customers with uniforms and other non-garment items, picking up soiled uniforms or other items on a periodic basis (usually weekly), and delivering, at the same time, cleaned and processed items. We offer uniforms in a wide variety of styles, colors, sizes and fabrics, often with personalized emblems selected by the customer. Our centralized services, specialized equipment and economies of scale generally allow us to be more cost effective in providing garment services than customers could be themselves, particularly those customers with high employee turnover rates. During the fiscal year ended August 26, 2023 (“fiscal 2023”), we manufactured approximately 60% of the garments we placed in service. These were primarily work pants and shirts manufactured at three of our plants located in San Luis Potosi, Mexico, one plant located in Managua, Nicaragua, as well as at subcontract manufacturers that we utilize within our sourcing strategy to balance demand and optimize costs. Because we design and manufacture a majority of our own uniforms and protective clothes, we can produce custom garment programs for our larger customers, offer a diverse range of such designs within our standard line of garments and better control the quality, price and speed at which we service such garments.

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

We offer our customers a range of garment service options, including full-service rental programs in which garments are cleaned and serviced by us, lease programs in which garments are cleaned and maintained by individual employees and purchase programs to buy garments and related items directly. As part of our rental business, we pick up a customer’s soiled uniforms and/or other items on a periodic basis (usually weekly) and deliver back cleaned and processed replacement items. We believe our centralized services, specialized equipment and economies of scale generally allow us to be more cost effective in providing garment and related services than customers could be themselves, particularly those customers with high employee turnover rates. Our uniform program is intended not only to help our customers foster a company identity, but also to enhance their corporate image and improve employee safety, productivity and morale. We primarily serve our customers pursuant to written service contracts that range in duration from three to five years.

Historically, our revenues and operating results have varied from quarter to quarter and are expected to continue to fluctuate in the future. These fluctuations have been due to a number of factors, including: general economic conditions in our markets; the timing of acquisitions and of commencing start-up operations and related costs; our effectiveness in integrating acquired businesses and start-up operations; the timing of nuclear plant outages; volatility in raw material and labor costs; capital expenditures; seasonal rental and purchasing patterns of our customers; and price changes in response to competitive factors. In addition, our operating results historically have been lower during the second and fourth fiscal quarters than during the other quarters of the fiscal year. The operating results for any historical quarter are not necessarily indicative of the results to be expected for an entire fiscal year or any other interim periods.

CUSTOMERS

We serve businesses of all sizes in most industry categories. During each of the past three years, no single customer in our Core Laundry Operations segment accounted for more than 10% of our revenues. Our typical customers include automobile service centers and dealers, delivery services, food and general merchandise retailers, manufacturers, maintenance facilities, restaurants and food-related businesses, healthcare providers including vaccine manufacturers, business service providers, soft and durable goods wholesalers, transportation and warehousing companies, energy production and transmission operations, and many others who require employee clothing on the job for image, identification, protection and/or utility purposes. Among the largest customers of our conventional uniform rental business are divisions, units, regional operations or franchised agencies of major, nationally recognized organizations. With respect to our Specialty Garments segment, typical customers include government agencies, research and development laboratories, high technology companies, cleanroom operators, and utilities operating nuclear reactors. We currently service over 300,000 customer locations in the U.S., Canada and Europe from more than 270 customer service, distribution and manufacturing facilities.

MARKETING, SALES, AND CUSTOMER SERVICE

We market our products and services to a diverse customer base and to prospects that range across virtually all industry segments. Marketing contact is made through print advertising, direct mail, digital advertising, publicity, trade shows, catalogs, telemarketing, multiple web sites and direct field sales representation. We have built and maintain an extensive, proprietary database of prescreened and qualified business prospects that have been sourced from our various promotional initiatives, including mailers, web site contacts, advertising responses, sales calls and lists purchased from third-party providers. These prospect records serve as a primary targeting resource for our professional sales organization and are constantly updated, expanded and maintained by an in-house team of specialist database qualifiers and managers. To aid in the effective marketing of products and services, we supply sales representatives with an extensive selection of sales aids, brochures, presentation materials and vertical market communications tools. We also provide representatives with detailed on-line profiles of high opportunity markets to educate them on the typical issues, needs and concerns of those markets. This helps establish credibility and aids their ability to deliver value-based solutions.

We employ a large team of trained professional sales representatives to market our services to potential customers and develop new accounts. While most of our sales representatives present a full range of service solutions, we also have dedicated representatives for select products and services as well as for specific markets. For example, in certain geographic markets we employ teams of dedicated facility services sales representatives who focus exclusively on developing business for our floor care, restroom and related service programs. We employ specialist executive-level salespeople in our National Accounts organization—with specialists in rental programs and in direct sale programs—to target the very largest national companies with broad uniform and/or facility services program needs.

We believe that effective customer service is the most crucial element in developing and maintaining our market position. Our commitment to service excellence is reflected throughout our organization. Our route sales representatives are the first line of continuing customer contact. They are supported by local customer service representatives, local service management staff, and local operations management leaders, all of whom are focused on addressing the ongoing needs of customers, constantly delivering high-value service and pursuing total customer satisfaction. Our proprietary information systems and our support service center enable us to respond to customer inquiries or issues within 24 hours, and our service personnel are specially trained to handle the daily contact work necessary to effectively manage customer relations. We measure the speed and accuracy of our customer service efforts weekly and continuously survey, record and report satisfaction levels to evaluate current performance and highlight areas for improvement.

COMPETITION

The uniform rental and sales industry is highly competitive. The principal methods of competition in the industry are the quality of products, the quality of service and pricing. Our principal competitors include Cintas Corporation, Alsco and Vestis Corporation (formerly Aramark Uniform Services). The remainder of the market is divided among several hundred smaller businesses, mostly serving a single or a limited number of geographic service areas. In addition to our traditional rental competitors, we may increasingly compete in the future with businesses that focus on selling uniforms, facilities services products and other related items.

MANUFACTURING AND SOURCING

We manufactured approximately 60% of all garments we placed in service during fiscal 2023. These garments were primarily work pants and shirts manufactured at three of our plants located in San Luis Potosi, Mexico, one plant located in Managua, Nicaragua, as well as at subcontracted manufacturers that we utilize within our sourcing strategy to balance demand and optimize costs. The balance of the garments used in our programs are purchased from a variety of industry suppliers. While we currently acquire the raw materials with which we produce our garments from a limited number of suppliers, we believe that such materials are generally readily available from other sources. To date, we have experienced limited difficulty in obtaining any of our raw materials or supplies although at certain times, we have sourced raw materials or supplies from alternative sources or experienced costs increases for such raw materials and supplies. Currently, we also manufacture approximately 99% of the mats we place in service at our plant in Cave City, Arkansas.

HUMAN CAPITAL

As of August 26, 2023, we employed approximately 16,000 persons, and less than 1% of our U.S. employees are represented by a union pursuant to a collective bargaining agreement. We consider our employee relations to be good.

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

We also seek to promote a family culture and believe that our workforce is critical to our success and to the service of our customers.

In addition, we focus on the safety and well-being of our team partners. We provide safety training and personal protective equipment. We also provide our team partners with competitive healthcare, wellness and other benefits.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Our executive officers are as follows:

Name	Age	Position
Steven S. Sintros	50	President and Chief Executive Officer
Shane O’Connor	49	Executive Vice President and Chief Financial Officer
David A. DiFillippo	66	Executive Vice President, Operations
David M. Katz	60	Executive Vice President, Sales and Marketing
Michael A. Croatti	54	Executive Vice President, Operations
William M. Ross	62	Executive Vice President, Operations

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

David A. DiFillippo joined our Company in 1979. Mr. DiFillippo is an Executive Vice President, Operations and has had primary responsibility for overseeing the operations of certain regions in the U.S. and Canada since 2002. From 2000 through 2002, Mr. DiFillippo served as Vice President, Central Rental Group and, prior to 2000, he served as a Regional General Manager.

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

Michael A. Croatti joined our Company in 1987. Mr. Croatti is an Executive Vice President, Operations and has had primary responsibility for overseeing specified regions in the U.S. and the Company’s overall service operations since 2015. From 2012 through 2015, he served as Senior Vice President, Service; from 2002 through 2012, he served as Vice President, Central Rental Group; and prior to 2002, he held various operating positions within the Company. Michael A. Croatti is the nephew of Cynthia Croatti, a member of our Board of Directors.

William M. Ross joined our Company in 1989. Mr. Ross is an Executive Vice President, Operations and has had primary responsibility for overseeing specified regions in the U.S. since 2016. From 2002 to 2016, Mr. Ross served as Regional Vice President of the Company. Prior to 2002, Mr. Ross held several sales and operations management positions at the Company.

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

Our nuclear garment decontamination facilities in the U.S. are licensed by the Nuclear Regulatory Commission, or in certain cases, by the applicable state agency, and are subject to regulation by federal, state and local authorities. We also have nuclear garment decontamination facilities in the United Kingdom and the Netherlands. These facilities are licensed and regulated by the respective country’s applicable federal agency. In the past, scrutiny and regulation of nuclear facilities and related services have resulted in the suspension of operations at certain nuclear facilities served by us or disruptions in our ability to service such facilities. There can be no assurance that such scrutiny and regulation will not lead to the shut-down of such facilities or otherwise cause material disruptions in our garment decontamination business.

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

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and any documents incorporated by reference may contain forward-looking statements within the meaning of the federal securities laws. Forward-looking statements contained in this Annual Report on Form 10-K and any documents incorporated by reference are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words such as “estimates,” “anticipates,” “projects,” “plans,” “expects,” “intends,” “believes,” “seeks,” “could,” “should,” “may,” “will,” “strategy,” “objective,” “assume,” “strive,” “design,” “assumption,” “vision” or the negative versions thereof, and similar expressions and by the context in which they are used. Such forward-looking statements are based upon our current expectations and speak only as of the date made. Such statements are highly dependent upon a variety of risks, uncertainties and other important factors that could cause actual results to differ materially from those reflected in such forward-looking statements. Such factors include, but are not limited to, uncertainties caused by an economic recession or other adverse economic conditions, including, without limitation, as a result of continued high inflation rates or further increases in inflation or interest rates or extraordinary events or circumstances such as geopolitical conflicts like the conflict between Russia and Ukraine, disruption in the Middle East or the COVID-19 pandemic, and their impact on our customers’ businesses and workforce levels, disruptions of our business and operations, including limitations on, or closures of, our facilities, or the business and operations of our customers or suppliers in connection with extraordinary events or circumstances such as the COVID-19 pandemic, uncertainties regarding our ability to consummate acquisitions and successfully integrate acquired businesses, including Clean Uniform (“Clean”), and the performance of such businesses, uncertainties regarding any existing or newly-discovered expenses and liabilities related to environmental compliance and remediation, any adverse outcome of pending or future contingencies or claims, our ability to compete successfully without any significant degradation in our margin rates, seasonal and quarterly fluctuations in business levels, our ability to preserve positive labor relationships and avoid becoming the target of corporate labor unionization campaigns that could disrupt our business, the effect of currency fluctuations on our results of operations and financial condition, our dependence on third parties to supply us with raw materials, which such supply could be severely disrupted as a result of extraordinary events or circumstances such as the conflict between Russia and Ukraine, any loss of key management or other personnel, increased costs as a result of any changes in federal, state, international or other laws, rules and regulations or governmental interpretation of such laws, rules and regulations, uncertainties regarding, or adverse impacts from continued high price levels of natural gas, electricity, fuel and labor or increases in such costs, the negative effect on our business from sharply depressed oil and natural gas prices, the continuing increase in domestic healthcare costs, increased workers’ compensation claim costs, increased healthcare claim costs, our ability to retain and grow our customer base, demand and prices for our products and services, fluctuations in our Specialty Garments business, political or other instability, supply chain disruption or infection among our employees in Mexico and Nicaragua where our principal garment manufacturing plants are located, our ability to properly and efficiently design, construct, implement and operate a new customer relationship management (“CRM”) computer system and an enterprise resource planning (“ERP”) computer system, interruptions or failures of our information technology systems, including as a result of cyber-attacks, additional professional and internal costs necessary for compliance with any changes in or additional SEC, New York Stock Exchange (the “NYSE”) and accounting or other rules, including, without limitation, recent rules proposed by the SEC regarding climate-related and cybersecurity-related disclosures, strikes and unemployment levels, our efforts to evaluate and potentially reduce internal costs, economic and other developments associated with the war on terrorism and its impact on the economy, the impact of foreign trade policies and tariffs or other impositions on imported goods on our business, results of operations and financial condition, general economic conditions, our ability to successfully implement our business strategies and processes, including our capital allocation strategies, our ability to successfully remediate the material weakness in internal control over financial reporting disclosed in this Annual Report on Form 10-K in an appropriate and timely matter or at all, and the other factors described under “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K. We undertake no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made.

RISKS RELATING TO OUR BUSINESS AND OPERATIONS

We face intense competition within our industry, which may adversely affect our results of operations and financial condition.

The rental and sales industry with respect to uniforms, workwear and facility services is highly competitive. The principal methods of competition in the industry are quality of products, quality of service and price. Our leading competitors include Cintas Corporation, Alsco and Vestis Corporation (formerly Aramark Uniform Services). The remainder of the market, however, is divided among more than 600 smaller businesses, many of which serve one or a limited number of markets or geographic service areas. In addition to our traditional rental competitors, we may increasingly compete in the future with businesses that focus on selling uniforms and other related items, including single-use disposable garments for use in the nuclear industry. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could have a material effect on our results of operations and financial condition. We also compete with industry competitors for acquisitions, which has the effect of increasing the price for acquisitions and reducing the number of acquisition candidates available to us. If we pay higher prices for businesses we acquire, our returns on investment and profitability may be reduced.

Adverse economic and business conditions or geopolitical events may affect our business and our customer base and have a material adverse impact on our sales and operating results.

We supply uniform, workwear and facility services to many industries that have been in the past, and may be in the future, subject to adverse economic and business conditions resulting in shifting employment levels, workforce reductions, changes in worker productivity, uncertainty regarding the impacts of rehiring and shifts to offshore manufacturing. In addition, geopolitical conflicts, calamities or other events, including the conflict between Russian and Ukraine, disruption in the Middle East and public health events such as the COVID-19 pandemic, may disrupt domestic and global business and financial markets and conditions.

In recent quarters, we have observed increased economic uncertainty in the U.S. and abroad, including the potential for an economic recession. Impacts of such general economic weakness include, without limitation: falling overall demand for goods and services; reduced credit availability; reduced liquidity; volatility in credit, equity and foreign exchange markets; bankruptcies and rising interest rates.

Adverse economic conditions have included or resulted, and could continue to include or result, in a significant increase in inflation, which could have a material adverse impact on our business, including our operating margins. Continued high inflation has had a negative impact on our operating margins in recent periods. Any conditions or events that adversely affect our current customers or sales prospects may cause such customers or prospects to restrict expenditures, reduce workforces or even to cease to conduct their businesses. Any of these circumstances would have the effect of reducing the number of employees utilizing our uniform, workwear and facility services, which could have a material adverse impact on our sales and results of operations.

Continued high inflation rates, or further increases in inflation rates, could have a material adverse impact on our revenues and operating margins. In addition, if our costs increase and we are not able to pass along these price increases to our customers, our results of operations would be adversely affected, and the adverse impact may be material.

Higher inflation rates have had an adverse impact on our operating margins. Although inflation rates have moderated somewhat recently, continued high inflation or future increases in inflation may result in decreased demand for our products and services, increased operating costs, including our labor costs, reduced liquidity, and limitations on our ability to access credit or otherwise raise debt and equity capital. In addition, the U.S. Federal Reserve has raised, and may continue to raise, interest rates in response to concerns about inflation. Continued high interest rates or increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets, may have the effect of further increasing economic uncertainty and heightening these risks, which may result in economic recession. In an inflationary environment, we may be unable to raise the prices of our products and services at or above the rate at which our costs increase, which may reduce our operating margins and have a material adverse effect on our financial results. We also may experience lower than expected sales and potential adverse impacts on our competitive position if there is a decrease in customer spending or a negative reaction to our pricing. A reduction in our revenue would be detrimental to our profitability and financial condition and could also have an adverse impact on our future growth.

Our failure to implement successfully our acquisition strategy and to grow our business could adversely affect our ability to increase our revenues and could negatively impact our profitability.

As part of our growth strategy, we intend to continue to actively pursue additional acquisition opportunities. However, as discussed above, we compete with others within our industry for suitable acquisition candidates. This competition may increase the price for acquisitions and reduce the number of acquisition candidates available to us. As a result, our ability to acquire businesses in the future, and to acquire such businesses on favorable terms, may be limited. Even if we are able to acquire businesses on favorable terms, managing growth through acquisition is a difficult process that includes integration and training of personnel, combining plant and operating procedures and additional matters related to the integration of acquired businesses within our existing organization. Unanticipated issues related to integration may result in additional expense or in disruption to our operations, either of which could negatively impact our ability to achieve anticipated benefits. While we believe we will be able to fully integrate acquired businesses, such as Clean, we can give no assurance that we will be successful in this regard.

Growth of our business will likely require us to increase our work force, the scope of our operating and financial systems and the geographic area of our operations. We believe this growth will increase our operating complexity and the level of responsibility for both existing and new management personnel. Managing and sustaining our growth and expansion may require substantial enhancements to our operational and financial systems and controls, as well as additional administrative, operational and financial resources. There can be no assurance that we will be able to manage our expanding operations successfully, that any acquired business, including Clean, will perform as we expect, or that we will be able to maintain or accelerate our growth, and any failure to do so could have an adverse effect on our results of operations and financial condition.

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

As of August 26, 2023, we employ approximately 16,000 persons and less than 1% of our U.S. employees are represented by a union pursuant to a collective bargaining agreement. Competitors within our industry have been the target of corporate unionization campaigns by multiple labor unions. While our management believes that our employee relations are good, we cannot assure you that we will not become the target of campaigns similar to those faced by our competitors. The potential for unionization could increase if the U.S. Congress passes federal “card check” legislation in the future. If we do encounter pressure from any labor unions in connection with our acquisitions of other businesses, any resulting labor unrest could disrupt our business by impairing our ability to produce and deliver our products. In addition, significant union representation would require us to negotiate wages, salaries, benefits and other terms with many of our employees collectively and could adversely affect our results of operations by increasing our labor costs or otherwise restricting our ability to maximize the efficiency of our operations.

We may incur unexpected cost increases due to rising healthcare costs, the Affordable Care Act and other labor costs.

In general, the cost of healthcare that we provide to our employees has grown over the last few years at a rate in excess of our revenue growth and, as a result, has negatively impacted our operating results. Moreover, it is generally expected that healthcare costs in the U.S. will increase over the coming years. In addition, we may incur significant healthcare costs if a significant number of our employees experience injury or illness, including in connection with public health emergencies such as the COVID-19 pandemic. As a result of these factors, and depending on the effect of any modifications we have made and may make in the future to our employee healthcare plans and enrollment levels in those plans, including as a result of the Affordable Care Act or any future legislation or regulation affecting the healthcare industry, we expect that our future operating results will continue to be further adversely impacted by increasing healthcare costs.

Federal, state and municipal governments have and may continue to mandate increases to minimum wage and other employee benefits. In addition, we face wage pressure as the result of a low unemployment environment and increased competition in hiring. We have raised, and expect to continue to raise, our wage rates and benefits to reflect these changes, which has the effect of increasing our labor costs, which in turn adversely affects our results of operation and financial condition. Our failure to comply with these regulatory requirements would expose us to applicable penalties and increase the likelihood that we would be subject to unionization campaigns. Further mandates would require additional increases to our labor costs and adversely affect our operating margins.

Our failure to retain our current customers, renew our existing customer contracts and enter into customer contracts with new customers could adversely affect our business, results of operations and financial condition.

Our success depends on our ability to retain our current customers, renew our existing customer contracts and obtain new customers. Our ability to do so generally depends on a variety of factors, including the quality, price and responsiveness of our services, as well as our ability to market these services effectively and to differentiate ourselves from our competitors. In addition, renewal rates and our ability to obtain new customers are generally adversely affected by difficult economic and business conditions. We cannot assure you that we will be able to obtain new customers, renew existing customer contracts at the same or higher rates or that our current customers will not turn to competitors, cease operations or terminate contracts with us. Our failure to renew a significant number of our existing contracts would have an adverse effect on our results of operations and financial condition, and failure to obtain new customers could have an adverse effect on our growth and results of operations.

Periods of high fuel and energy costs and increases in fuel and energy costs could materially adversely affect our operating costs.

The price of fuel and energy needed to run our vehicles and equipment is unpredictable and fluctuates based on events outside our control, including geopolitical developments, such as the potential for a broadening Middle East conflict, the ongoing conflict between Russia and Ukraine and the resulting governmental sanctions against certain Russian individuals and entities, supply and demand for oil and gas, actions by the Organization of the Petroleum Exporting Countries, or OPEC, and other oil and gas producers, war and unrest in oil producing countries, regional production patterns, limits on refining capacities, natural disasters, environmental concerns, including the impact of legislative and regulatory efforts to limit greenhouse gas emissions, and public health emergencies. Our operating margins have been, and may continue to be, adversely impacted by the recent volatility in energy prices. Periods of high fuel and energy costs and any increases in fuel and energy costs could materially adversely affect our operating costs.

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

A portion of our sales is derived from international markets. Revenue denominated in currencies other than the U.S. dollar represented approximately 7.0%, 7.9% and 8.4% of total consolidated revenues for fiscal 2023, the fiscal year ended August 27, 2022 (“fiscal 2022”) and the fiscal year ended August 28, 2021 (“fiscal 2021”), respectively. The operating results of our international subsidiaries are translated into U.S. dollars and such results are affected by movements in foreign currencies relative to the U.S. dollar. The strength of the U.S. dollar has generally increased recently as compared to other currencies, which has had, and may continue to have, an adverse effect on our operating results as reported in U.S. dollars. In addition, a weaker Canadian dollar increases the costs to our Canadian operations of merchandise and other operational inputs that are sourced from outside Canada, which has the effect of reducing the operating margins of our Canadian business if we are unable to recover these additional costs through price adjustments with our Canadian customers. Our international operations are also subject to other risks, including the requirement to comply with changing and conflicting national and local regulatory requirements, including, without limitation, with respect to sustainability matters; potential difficulties in staffing and labor disputes; managing and obtaining support and distribution for local operations; credit risk or financial condition of local customers; potential imposition of restrictions on investments; potentially adverse tax consequences, including imposition or increase of withholding and other taxes on remittances and other payments by subsidiaries; foreign exchange controls; and local political and social conditions. In addition, U.S. and foreign trade policies and tariffs and other impositions on imported goods may have a negative impact on our business. For example, in the fourth quarter of fiscal 2022, the Mexican federal tax authority issued a tax assessment on our subsidiary in Mexico for fiscal 2016 import taxes, value added taxes and custom processing fees of over $17.0 million, plus surcharges, fines and penalties of over $67.7 million for a total assessment of over $84.7 million, which accrues interest and other charges. We disagree with such tax assessment and are challenging the validity of the tax assessment through an appeal process. There can be no assurance that the foregoing factors will not have an adverse effect on our international operations or on our consolidated financial condition and results of operations.

In addition, we own and operate manufacturing facilities in Mexico. Violence, crime and instability in Mexico has had, and may continue to have, an adverse effect on our operations, including the hijacking of our trucks and the implementation of security measures to protect our employees. We are not insured against such criminal attacks and there can be no assurance that losses that could result from an attack on our trucks or our personnel would not have a material adverse effect on our business, results of operations and financial condition. Operations in developing nations present several additional risks, including greater fluctuation in currencies relative to the U.S. dollar, economic and governmental instability, civil disturbances, volatility in gross domestic production, Foreign Corrupt Practice Act and other legal compliance issues and nationalization and expropriation of private assets, which could have a material adverse effect on our business, results of operations and financial condition.

Our failure to properly and efficiently design, construct, implement and operate a new enterprise resource planning (“ERP”) system and to successfully complete the implementation of our customer relationship management (“CRM”) computer system could materially disrupt our operations, adversely impact the servicing of our customers and have a material adverse effect on our financial performance.

In fiscal 2022, we initiated a multiyear ERP project with a strong focus on supply chain and procurement automation and technology. We believe that this initiative will become the core of the UniFirst technology footprint and will integrate and complement the capabilities of the CRM system that we are currently deploying. We expect this system and the supply chain and procurement capabilities that it will provide will enable lower operating costs and customer churn through enhanced inventory utilization and vendor management, improved response times to customer orders and more efficient back-end processes. We believe these capabilities will allow us to more effectively respond to and mitigate the types of supply chain challenges we experienced during the COVID-19 pandemic and continue to experience primarily as a result of the current inflationary environment. The failure to properly, efficiently and economically design, implement and operate an ERP system on a timely basis or at all could materially disrupt our operations, including our supply chain, adversely impact the servicing of our customers and have a material adverse effect on our financial results.

In addition, we began deployment of our new CRM project during fiscal 2021. While the deployment of the CRM system is substantially complete in the U.S., we continue to work on the implementation and operation of the system. This new system is intended to improve functionality, capability and information flow as well as increase automation in servicing our customers. The failure to successfully complete the implementation and operate the CRM system on a timely basis or at all could materially disrupt our operations, adversely impact the servicing of our customers and have a material adverse effect on our financial results.

If our information technology systems suffer interruptions or failures, including as a result of cyber-attacks, our business operations could be disrupted or other material adverse impacts on our business could result.

Our information technology systems serve an important role in the efficient operation of our business. The failure of these information technology systems to perform as we anticipate could disrupt our business and negatively impact our results of operations. In addition, our information technology systems could be damaged or cease to function properly due to any number of causes, such as catastrophic events, power outages, security breaches, ransomware, computer viruses or cyber-based attacks. Further, state-sponsored cyber-attacks could expand including as part of the conflict between Russia and Ukraine, which could adversely affect our or our suppliers’ ability to maintain and enhance key cyber security and data protection measures. While we have contingency plans in place to prevent or mitigate the impact of these events, if such events were to occur and our disaster recovery plans do not effectively address the issues on a timely basis, we could suffer interruptions in our ability to manage our operations and service our customers, and we may be required to make a significant investment to fix or replace our information technology systems, each of which may have a material adverse effect on our business and financial results. In addition, if customer, employee or our proprietary information is compromised by a security breach or cyber-attack or other event, it could have a material adverse effect on our business, including as a result of remedial actions that we may be required to take, potential liabilities and penalties, loss of business and reputational damage. Our failure to properly respond to any such event could also result in exposure to liability. We are subject to numerous laws and regulations in the U.S. and internationally designed to protect the information of clients, customers, employees, and other third parties that we collect and maintain. These laws and regulations are increasing in complexity and number. If we fail to comply with such laws or regulations, we may be subject to litigation, monetary damages, enforcement actions or fines in one or more jurisdictions, which could have an adverse effect on our business.

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

Our success is largely dependent on the skills, experience and efforts of our senior management, including our President and Chief Executive Officer, and certain other key personnel. If, for any reason, one or more senior executives or key personnel were not to remain active in our Company, our results of operations could be adversely affected. Our future success also depends upon our ability to attract and retain key employees. There is competition in the market for the services of such qualified personnel and hourly workers. In addition, as discussed above, we face wage pressure as the result of a low unemployment environment and increased competition in hiring. We have raised, and expect to continue to raise, our wage rates and benefits to reflect these changes, which has the effect of increasing our labor costs, which in turn adversely affects our results of operation and financial condition. Our failure to attract and retain such personnel or workers could adversely affect our results of operations.

We depend on third parties to supply us with raw materials and facility services products and our results of operations could be adversely affected if we are unable to obtain adequate raw materials in a timely and economic manner, or at all, or if our supply chain is otherwise disrupted.

We manufactured approximately 60% of all garments we placed in service during fiscal 2023. These were primarily work pants and shirts manufactured at three of our plants located in San Luis Potosi, Mexico, one plant located in Managua,

Nicaragua, as well as at subcontracted manufacturers that we utilize within our sourcing strategy to balance demand and optimize costs. The balance of the garments used in our programs are purchased from a variety of industry suppliers. While we currently acquire the raw materials with which we produce our garments from a limited number of suppliers, we believe that such materials are generally readily available from other sources. Furthermore, overseas garment contractors could be subject to supply chain disruptions. We also import various facility services products, such as towels, microfiber, conventional mops, aprons, disposable gloves, etc., and our ability to obtain these supplies could potentially be impacted by supply chain disruptions. To date, we have experienced no significant difficulty in obtaining any of our raw materials or supplies, although at certain times, we have sourced raw materials or supplies from alternative sources or experienced cost increases for such raw materials and supplies. However, if we were to experience difficulty obtaining any of our raw materials from such suppliers and were unable to obtain new materials or supplies from other industry suppliers, or if the cost of obtaining such materials or supplies were to increase, including in any case as a result of continued or increasing inflation, high or rising interest rates, the COVID-19 pandemic, the conflict between Russia and Ukraine or other supply chain disruptions, it could adversely affect our results of operations.

Unexpected events could disrupt our operations and adversely affect our operating results.

Unexpected events, including, without limitation, fires at facilities, natural disasters as a result of climate change or otherwise, such as hurricanes, earthquakes, floods and tornadoes, public health emergencies, war or terrorist activities, including the conflicts in the Middle East or between Russia and Ukraine, unplanned utility outages, pandemics such as the COVID-19 pandemic, supply disruptions, failure of equipment or information systems, temporary or long-term disruption of our computer systems, or changes in laws and/or regulations impacting our business, could adversely affect our operating results. These events could result in disruption of customer service, physical damage to one or more key operating facilities, the temporary closure of one or more key operating facilities or the temporary disruption of information systems. In addition, the destruction or temporary loss of, or other disruptions with respect to, our distribution facility in Owensboro, Kentucky or our manufacturing facilities in Mexico and Nicaragua would have a material adverse effect on our operations and financial results.

We are controlled by our principal shareholders, and our other shareholders may be unable to affect the outcome of shareholder voting.

As of October 20, 2023, to the Company’s knowledge, the members of the Croatti family and other family members owned, directly or indirectly, in the aggregate approximately 3,590,295 shares of our Class B Common Stock, which represents approximately 19.2% of the aggregate number of outstanding shares of our Common Stock and Class B Common Stock, but approximately 70.4% of the combined voting power of the outstanding shares of our Common Stock and Class B Common Stock. To the Company’s knowledge, the members of the Croatti family and other family members owned, directly or indirectly, a number of shares of Common Stock. As a result, the members of the Croatti family, acting with other family members, could effectively control most matters requiring approval by our shareholders, including the election of a majority of the directors. While historically the members of the Croatti family have individually voted their respective shares of Class B Common Stock in the same manner, there is no contractual understanding requiring this and there is no assurance that the family members will continue to individually vote their shares of Class B Common Stock in the same manner. This voting control by the members of the Croatti family, together with certain provisions of our by-laws and articles of organization, could have the effect of delaying, deferring or preventing a change in control of our Company that would otherwise be beneficial to our public shareholders.

We identified a material weakness in our internal control over financial reporting related to certain information technology general controls (ITGCs) supporting the manage change and manage access processes. If not remediated appropriately and timely, such material weakness could adversely impact our ability to record, process and report financial information accurately, result in loss of investor confidence and have a material adverse impact on our business, results of operations, financial condition and stock price.

Internal control related to the operation of technology systems is critical to maintaining adequate internal control over financial reporting. As disclosed in Part II, Item 9A of our Annual Report on Form 10-K for fiscal 2022, we previously identified a material weakness related to our revenue and accounts receivable process caused principally by ineffective ITGCs in the area of user access over the CRM system that we are in the process of deploying. While we worked during fiscal 2023 to remediate the previously identified material weakness, we were unable to fully remediate the material weakness prior to the end of fiscal 2023.

As disclosed in Part II, Item 9A of this Annual Report on Form 10-K for fiscal 2023, management identified a material weakness in internal control over financial reporting related to certain ITGCs supporting the manage change and manage access processes that were not designed and operating effectively as of the date of management’s assessment. As a result, management concluded that our internal control over financial reporting was not effective as of August 26, 2023. The material weakness relates to our CRM system that we are in the process of deploying and affects revenue and receivables as well as a group of legacy applications which affect revenue and receivables, supply inventory and merchandise in service. Our business process controls within the revenue and accounts receivable process and inventory and merchandise in service process, both automated and manual, that are dependent on the completeness and accuracy of the information derived from the affected IT systems were also deemed ineffective because they could have been adversely impacted. Although we are working on remedial measures, there can be no assurance that such remedial measures will be successful and we will be able to remediate the material weakness in a timely manner. If we are unable to remediate the material weakness appropriately and timely, or are otherwise unable to maintain effective internal control over financial reporting or disclosure controls and procedures, our ability to record, process and report financial information accurately, and to prepare financial statements within required time periods, could be adversely affected, which could subject us to litigation or investigations requiring management resources and payment of legal and other expenses, negatively affect investor confidence in our financial statements and have a material adverse effect on our business, results of operations, financial condition and stock price.

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

LEGAL AND REGULATORY RISKS

The expenses we may incur to comply with environmental regulations, including costs associated with potential environmental remediation, may prove to be significant and could have a material adverse effect on our results of operations and financial condition.

We, like our competitors, are subject to various federal, state and local laws and regulations governing, among other things, air emissions, wastewater discharges, and the generation, handling, storage, transportation, treatment and disposal of hazardous wastes and other substances. In particular, industrial laundries currently use and must dispose of detergent waste water and other residues, and, in the past, used perchloroethylene and other dry cleaning solvents. We are attentive to the environmental concerns surrounding the disposal of these materials and have, through the years, taken measures to avoid their improper disposal. Over the years, we have settled, or contributed to the settlement of, past actions or claims brought against us relating to the disposal of hazardous materials at several sites, and there can be no assurance that we will not have to expend material amounts to remediate the consequences of any such disposal in the future. Further, under environmental laws, an owner or lessee of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances located on, or in, or emanating from such property, as well as related costs of investigation and property damage. Such laws often impose liability without regard to whether the owner or lessee knew of, or was responsible for, the presence of such hazardous or toxic substances. There can be no assurance that acquired or leased locations have been operated in compliance with environmental laws and regulations or that future uses or conditions will not result in the imposition of liability upon us under such laws or expose us to third-party actions such as tort suits.

We continue to address environmental conditions under terms of consent orders negotiated with the applicable environmental authorities or otherwise with respect to sites located in or related to certain sites.

We have accrued certain costs related to certain sites, including but not limited to, sites in Woburn and Somerville, Massachusetts, as it has been determined that the costs are probable and can be reasonably estimated. We, together with multiple other companies, are party to a consent decree related to our property and parcels of land (the “Central Area”) at a site in Woburn, Massachusetts. The U.S. Environmental Protection Agency (the “EPA”) has provided us and other signatories to the consent decree with comments on the design and implementation of groundwater and soil remedies at the Woburn site and investigation of environmental conditions in the Central Area. The consent decree does not address any remediation work that may be required in the Central Area. We, and other signatories, have implemented and proposed to do additional work at the Woburn site but many of the EPA’s comments remain to be resolved. We have accrued costs to perform certain work responsive to the EPA’s comments. Additionally, we have implemented mitigation measures and continue to monitor environmental conditions at a site in Somerville, Massachusetts. We have agreed to undertake additional actions responsive to a notice of audit findings from the Massachusetts Department of Environmental Protection concerning a regulatory submittal that we made in 2009 for a portion of the site. We have received demands from the local transit authority for reimbursement of certain costs associated with its construction of a new municipal transit station in the area of the Somerville site. This station is part of an ongoing extension of the transit system. We have reserved for costs in connection with this matter; however, in light of the uncertainties associated with this matter, these costs and the related reserve may change.

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

In addition to contingencies and claims relating to environmental compliance matters, we are subject from time to time to legal or regulatory proceedings, including, without limitation, with respect to tax matters, and to claims and disputes arising from the conduct of our business operations, including personal injury claims, customer contract matters and employment claims such as claims alleging violations of, and damages under, the Fair Labor Standards Act (the “FLSA”). Refer to Note 11, “Commitments and Contingencies”, of our Consolidated Financial Statements for further discussion. For example, in the fourth quarter of fiscal 2022, the Mexican federal tax authority issued a tax assessment on our subsidiary in Mexico for fiscal 2016 import taxes, value added taxes and custom processing fees of over $17.0 million, plus surcharges, fines and penalties of $67.7 million for a total assessment of $84.7 million, which accrues interest and other charges. We disagree with such tax assessment and are challenging the validity of the tax assessment through an appeal process. Certain of the claims to which we are subject are typically not covered by our available insurance. In addition, claims occasionally result in significant investigation and litigation expenses and, if successful, may result in material losses to us. Certain claims may also result in significant adverse publicity against us. As a consequence, successful claims against us not covered by our available insurance coverage or the adverse outcome of a legal or regulatory proceeding, or the impact of adverse publicity against us, could have a material adverse effect on our business, financial condition and results of operation.

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

Our market capitalization, from time to time, has experienced volatility due in part to turbulent economic conditions and disruption in the global equity and credit markets. Under accounting principles generally accepted in the U.S. (“U.S. GAAP”), we may be required to record an impairment charge if changes in circumstances or events indicate that the carrying values of our goodwill and intangible assets exceed their fair value and are not recoverable. Any significant and other-than-temporary decrease in our market capitalization could be an indicator, when considered together with other factors, that the carrying values of our goodwill and intangible assets exceed their fair value, which may result in our recording an impairment charge. We are unable to predict economic trends, but we continue to monitor the impact of changes in economic and financial conditions on our operations and on the carrying value of our goodwill and intangible assets. Should the value of our acquired goodwill or one or more of our acquired intangibles become impaired, our consolidated earnings and net worth may be materially adversely affected.

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

In addition, we are also subject to tax audits in the U.S. and other jurisdictions in which we do business, including, but not limited to, various states, as well as Canada and the Canadian provinces of Alberta, British Columbia, Ontario, Saskatchewan, Quebec and New Brunswick, and Mexico. These audits can be complicated and can require several years to resolve. The final resolution of any such tax audit could result in an increase in our income tax and other tax liabilities. Although we believe that our current tax provisions are reasonable and appropriate, there can be no assurance that these items will be settled for the amounts accrued, that additional tax exposures will not be identified in the future or that additional tax reserves will not be necessary for any such exposures. Any increase in the amount of taxes we owe, including any fines or penalties, as a result of challenges to our tax filing positions could result in a material adverse effect on our business, results of operations and financial condition. Refer to Note 11, “Commitments and Contingencies”, of our Consolidated Financial Statements for further discussion, including regarding the tax assessment matter in Mexico.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of August 26, 2023, we owned or leased approximately 281 facilities containing an aggregate of approximately 8.6 million square feet located in the U.S., Canada, Mexico, Europe and Nicaragua. We owned 143 of these facilities, containing approximately 6.4 million square feet. These facilities include our 325,000 square foot Owensboro, Kentucky distribution center and almost all of our industrial laundry processing plants. We believe our industrial laundry facilities are among the most modern in the industry.

We own substantially all of the machinery and equipment used in our operations. We believe that our facilities and our production, cleaning and decontamination equipment have been well maintained and are adequate for our present needs. We also own a fleet of approximately 4,375 delivery vans, trucks and other vehicles.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are subject to legal proceedings and claims arising from the current conduct of our business operations, including personal injury, customer contract, employment claims such as claims alleging violations of, and damages under, the FLSA and environmental and tax matters as described in our Consolidated Financial Statements. We maintain insurance coverage providing indemnification against many of such claims, and we do not expect that we will sustain any material loss as a result thereof.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Information

Our Common Stock trades on the NYSE under the symbol “UNF”, while our Class B Common Stock is not publicly traded. On July 11, 2023, our Board of Directors declared a quarterly cash dividend of $0.310 per share of Common Stock and $0.248 per share of Class B Common Stock. Both dividends were paid on September 28, 2023 to shareholders of record as of September 7, 2023. The amount and timing of any future dividend payment is subject to the approval of the Board of Directors each quarter.

The approximate number of shareholders of record of our Common Stock and Class B Common Stock as of October 20, 2023 was 48 and 43, respectively. We believe that the number of beneficial owners of our Common Stock is substantially greater than the number of record holders because a large portion of our Common Stock is held of record in broker “street names”.

Issuer Purchases of Equity Securities

On October 18, 2021, our Board of Directors approved a share repurchase program authorizing the Company to repurchase from time to time up to $100.0 million of our outstanding shares of Common Stock, inclusive of the amount which remained available under the existing share repurchase program approved in January 2019, which program has no scheduled expiration date. We did not repurchase any shares of our Common Stock during the quarter ended August 26, 2023. As of August 26, 2023, the Company had $63.6 million remaining to repurchase under the share repurchase program.

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

Stock Performance Graph

The graph below compares the cumulative five-year total return on UniFirst Corporation's Common Stock with the Russell 2000 Index and a customized peer group of three companies that includes Aramark, Cintas Corporation and Rollins, Inc. The graph assumes an investment of $100 in each of UniFirst Corporation’s Common Stock, the Russell 2000 Index, and the performance through August 31, 2023, assuming the reinvestment of dividends.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview

UniFirst Corporation, together with its subsidiaries, hereunder referred to as “we”, “our”, the “Company”, or “UniFirst”, is one of the leading providers of workplace uniforms and protective work wear clothing in the U.S. We design, manufacture, personalize, rent, clean, deliver, and sell a wide range of uniforms and protective clothing, including shirts, pants, jackets, coveralls, lab coats, smocks, aprons and specialized protective wear, such as flame resistant and high visibility garments. We also rent and sell industrial wiping products, floor mats, facility service products and other non-garment items, and provide restroom and cleaning supplies and first aid cabinet services and other safety supplies as well as provide certain safety training to a variety of manufacturers, retailers and service companies.

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

Headquartered in Wilmington, Massachusetts, we are a North American leader in the supply and servicing of uniform and workwear programs, as well as the delivery of facility service programs. Together with our subsidiaries, we also provide first aid and safety products, and manage specialized garment programs for the cleanroom and nuclear industries. We manufacture our own branded workwear, protective clothing, and floorcare products, as well as offer products from industry leading suppliers; and with 270 service locations, over 300,000 customer locations, and approximately 16,000 employee Team Partners, we outfit more than 2 million workers each business day.

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

The U.S. and Canadian Rental and Cleaning reporting segment purchases, rents, cleans, delivers and sells, uniforms and protective clothing and non-garment items in the U.S. and Canada. The operations of the U.S. and Canadian Rental and Cleaning reporting segment are referred to by us as our ‘industrial laundry operations’ and we refer to the locations related to this reporting segment as our ‘industrial laundries’.

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

Approximately 87.8% of our revenues in fiscal 2023 were derived from our U.S. and Canadian Rental and Cleaning and Corporate segments. A key driver of this business is the number of workers employed by our customers. Our revenues are directly impacted by fluctuations in these employment levels. Revenues from Specialty Garments, which accounted for approximately 8.0% of our fiscal 2023 revenues, increase during outages and refueling by nuclear power plants, as garment usage increases at these times. First Aid represented approximately 4.2% of our total revenues in fiscal 2023.

Critical Accounting Policies and Estimates

We believe the following critical accounting policies reflect our more significant judgments and estimates used in the preparation of our Consolidated Financial Statements.

Use of Estimates

We prepare our financial statements in conformity with U.S. GAAP, which requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. We utilize key estimates in preparing the financial statements, including casualty and environmental estimates, valuation of intangible assets acquired in connection with a business combination, recoverability of goodwill, intangibles, income taxes and long-lived assets. These estimates are based on historical information, current trends, and information available from other sources. Our results are affected by economic, political, legislative, regulatory and legal actions. Economic conditions, such as recessionary trends, inflation, interest and monetary exchange rates, government fiscal policies, and changes in the prices of raw materials, can have a significant effect on operations. These factors and other events could cause actual results to differ from management's estimates.

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

Costs to Obtain a Contract

We defer commission expenses paid to employee-partners when the commissions are deemed to be incremental for obtaining the route servicing customer contract. The deferred commissions are amortized on a straight-line basis over the expected period of benefit, which is generally the estimated life of the customer relationship. We review the deferred commission balances for impairment on an ongoing basis. Deferred commissions are classified as current or noncurrent based on the timing of when we expect to recognize the expense. The current portion is included in prepaid expenses and other current assets and the non-current portion is included in other assets on our Consolidated Balance Sheets. As of August 26, 2023, the current and non-current assets related to deferred commissions totaled $16.5 million and $70.4 million, respectively. As of August 27, 2022, the current and non-current assets related to deferred commissions totaled $15.2 million and $65.1 million, respectively. During fiscal 2023 and 2022, we recorded $16.5 million and $15.4 million, respectively, of amortization expense related to deferred commissions. This expense is classified in selling and administrative expenses on our Consolidated Statements of Income.

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

We completed our annual goodwill impairment test as of the first day of the fourth quarter in fiscal 2023, fiscal 2022 and fiscal 2021. There have been no impairments of goodwill or other intangible assets in fiscal 2023, 2022 or 2021.

We cannot predict future economic conditions and their impact on us or the future net realizable value of our stock. A decline in our market capitalization and/or deterioration in general economic conditions could negatively and materially impact our assumptions and assessment of the fair value of our business. If general economic conditions or our financial performance deteriorate, we may be required to record a goodwill impairment charge in the future which could have a material impact on our financial condition and results of operations.

Property, plant and equipment, and definite-lived intangible assets are depreciated or amortized over their useful lives. Useful lives are based on our estimates of the period that the assets will generate economic benefits. Long-lived assets are evaluated for impairment whenever events or circumstances indicate an asset may be impaired. There were no material impairments of long-lived assets in fiscal 2023, 2022 or 2021.

Business Combinations

The Company accounts for business acquisitions using the purchase method of accounting, in accordance with which assets acquired and liabilities assumed are recorded at their respective fair values at the acquisition date. The fair value of the consideration paid, including contingent consideration, is assigned to the assets acquired and liabilities assumed based on their respective fair values. Goodwill represents the excess of the purchase price over the estimated fair values of the assets acquired and liabilities assumed.

The Company’s management exercises significant judgments in determining the fair value of assets acquired and liabilities assumed, as well as intangibles and their estimated useful lives. Fair value and useful life determinations are based on, among other factors, estimates of future expected cash flows, royalty cost savings and appropriate discount rates used in computing present values. These judgments may materially impact the estimates used in allocating acquisition date fair values to assets acquired and liabilities assumed, as well as the Company’s current and future operating results. Actual results may vary from these estimates which may result in adjustments to goodwill and acquisition date fair values of assets and liabilities during a measurement period or upon a final determination of asset and liability fair values, whichever occurs first. Adjustments to the fair value of assets and liabilities made after the end of the measurement period are recorded within the Company’s operating results.

Insurance

We self-insure for certain obligations related to health and dental, workers’ compensation, vehicles and general liability programs. We also purchase stop-loss insurance policies for workers’ compensation, vehicles and general liability programs to protect ourselves from catastrophic losses. Judgments and estimates are used in determining the potential value associated with reported claims and for events that have occurred but have not been reported. Our estimates consider historical claim experience and other factors. Our liabilities are based on our estimates, and, while we believe that our accruals are adequate, the ultimate liability may be significantly different from the amounts recorded. In certain cases where partial insurance coverage exists, we must estimate the portion of the liability that will be covered by existing insurance policies to arrive at our net expected liability. Receivables for insurance recoveries are recorded as assets, on an undiscounted basis. Changes in our claim experience, our ability to settle claims or other estimates and judgments we use could have a material impact on the amount and timing of expense for any given period.

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

The estimated liability for environmental contingencies has been discounted as of August 26, 2023 using risk-free interest rates ranging from 4.3% to 4.7% over periods ranging from three to thirty years. The estimated current costs, net of legal settlements with insurance carriers, have been adjusted for the estimated impact of inflation at 3.0% per year. Changes in enacted laws, regulatory orders or decrees, our estimates of costs, risk-free interest rates, insurance proceeds, participation by other parties, the timing of payments, the input of our attorneys and outside consultants or other factual circumstances could have a material impact on the amounts recorded for our environmental and other contingent liabilities. Refer to Note 11, “Commitments and Contingencies”, of our Consolidated Financial Statements for additional discussion and analysis.

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

We have recognized as a liability the present value of the estimated future costs to decommission our nuclear laundry facilities in accordance with U.S. GAAP. We depreciate, on a straight-line basis, the amount added to property, plant and equipment and recognize accretion expense in connection with the discounted liability over the various remaining lives which range from approximately one to twenty-one years.

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

Supplemental Executive Retirement Plan and Pension Plan

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

Effects of Inflation and Current Economic Conditions

In general, we believe that our results of operations are not dependent on moderate changes in the inflation rate. Historically, we have been able to manage the impacts of more significant changes in inflation rates through our customer relationships, customer agreements that generally provide for price increases and continued focus on improvements of operational productivity. However, the current inflationary environment has had a negative impact on our margins, including as a result of increased energy costs for our vehicles and our plants, as well as increasing wages in the labor markets in which we compete. Inflation could continue to pressure our margins in future periods. In addition, in response to the concerns over inflation risk in the broader U.S. economy, the U.S. Federal Reserve has increased its benchmark interest rate significantly and has signaled that it may approve one additional rate increase in 2023. Interest rates may remain high and/or continue to increase in 2024. Adverse economic conditions resulting from inflationary pressures, U.S. Federal Reserve actions, including continued high interest rates and/or increases in interest rates, geopolitical issues or otherwise are difficult to predict and may have a material adverse impact on our business, results of operations and financial condition.

Please see Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K for an additional discussion of risks and potential risks of inflation and adverse economic conditions on our business, financial condition and results of operations.

Results of Operations

The following table presents certain selected financial data, including the percentage of revenues represented by each item, for fiscal years 2023 and 2022. For discussion of fiscal 2022 results compared to fiscal 2021 results, see the Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within our Annual Report on Form 10-K for the fiscal year ended August 27, 2022, filed with the SEC on October 26, 2022.

(In thousands, except for percentages)	Fiscal 2023	% of Revenues	Fiscal 2022	% of Revenues	% Change
Revenues	$2,233,047	100.0%	$2,000,822	100.0%	11.6%
Operating expenses:
Cost of revenue (1)	1,481,296	66.3	1,306,451	65.3	13.4
Selling and administrative expenses (1)	496,915	22.3	451,243	22.6	10.1
Depreciation and amortization	121,233	5.4	108,777	5.4	11.5
Total operating expenses	2,099,444	94.0	1,866,471	93.3	12.5
Operating income	133,603	6.0	134,351	6.7	(0.6)
Other (income) expense, net	(5,234)	(0.2)	26	0.0	(20,230.8)
Income before income taxes	138,837	6.2	134,325	6.7	3.4
Provision for income taxes	35,163	1.6	30,921	1.5	13.7
Net income	$103,674	4.6%	$103,404	5.2%	0.3%

(1)
Exclusive of depreciation on our property, plant and equipment and amortization of our intangible assets.

Revenues and income (loss) from operations by reporting segment for fiscal 2023 and 2022 are presented in the following table:

	Fiscal	Fiscal
(In thousands)	2023	2022
Segment Information
Revenues
U.S. and Canadian Rental and Cleaning	$1,907,765	$1,733,088
MFG	297,752	281,112
Net intercompany MFG elimination	(297,752)	(281,112)
Corporate	53,424	37,414
Subtotal: Core Laundry Operations	1,961,189	1,770,502
Specialty Garments	177,034	152,885
First Aid	94,824	77,435
Total consolidated revenues	$2,233,047	$2,000,822
Operating income (loss)
U.S. and Canadian Rental and Cleaning	$293,171	$289,018
MFG	88,292	64,884
Net intercompany MFG elimination	(16,717)	236
Corporate	(266,080)	(243,428)
Subtotal: Core Laundry Operations	98,666	110,710
Specialty Garments	37,488	23,658
First Aid	(2,551)	(17)
Total operating income	$133,603	$134,351

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

Our operating results are also directly impacted by the costs of the gasoline used to fuel our vehicles and the natural gas used to operate our plants. Our operating margins have been, and may continue to be, adversely impacted by volatility in energy prices. In addition, as described above, the current inflationary environment has had a negative impact on our margins, and could continue to pressure our margins in future periods.

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

A portion of our sales is derived from international markets, including Canada. Revenues denominated in currencies other than the U.S. dollar represented approximately 7.0% and 7.9% of total consolidated revenues for fiscal 2023 and 2022, respectively. The operating results of our international subsidiaries are translated into U.S. dollars and such results are affected by movements in foreign currencies relative to the U.S. dollar. In addition, a weaker Canadian dollar increases the costs to our Canadian operations of merchandise and other operational inputs that are sourced from outside Canada, which has the effect of reducing the operating margins of our Canadian business if we are unable to recover these additional costs through price adjustments with our Canadian customers. In fiscal 2023 and 2022, foreign currency fluctuations impacted our consolidated revenues negatively by 0.6% and 0.1%, respectively. These impacts were primarily driven by fluctuations in the Canadian dollar. Our operating results in future years could be negatively impacted by any further devaluation, as compared to the U.S. dollar, of the Canadian dollar or any of the currencies of the other countries in which we operate.

In fiscal 2018, we initiated a multiyear CRM project to further develop, implement and deploy a third-party application we licensed. This new solution is intended to improve functionality, capability and information flow as well as increase automation in servicing our customers. We began deployment of our new CRM project during the second half of fiscal 2021 and while deployment of the CRM system is substantially complete in the U.S., we continue to work on the implementation and operation of the system. We are depreciating this system over a 10-year life and recognized $3.3 million and $3.2 million of amortization expense in fiscal 2023 and fiscal 2022, respectively.

In fiscal 2022, we initiated a multiyear ERP project that will continue through 2027, with early phases focused on master data management and finance capabilities followed by subsequent phases with a strong focus on supply chain and procurement automation and technology. We believe that this initiative will become the core of the UniFirst technology footprint and will integrate and complement the capabilities of the CRM system that we are currently deploying. We expect this system and the supply chain and procurement capabilities that it will provide to enable lower operating costs and customer churn through enhanced inventory utilization and vendor management, improved response times to customer orders and more efficient back-end processes. These capabilities will allow us to more effectively respond to and mitigate the types of supply chain challenges that we experienced during the COVID-19 pandemic and that we continue to experience primarily as a result of the current inflationary environment.

We have been focused on the three discrete strategic initiatives that are critical in our efforts to transform the Company in terms of our overall capabilities and competitive positioning. These initiatives are the continued rollout of our new CRM system, implementation of the ERP system (each discussed above) as well as increased investments in the UniFirst brand. Such increased investments in the UniFirst brand concluded in fiscal 2023. We refer to these initiatives together as our “Key Initiatives”. In fiscal 2023, we incurred $17.8 million, $4.8 million and $11.0 million of costs related to our CRM system, UniFirst branding project and ERP system, respectively, for a total of $33.6 million directly attributable to our Key Initiatives. As of August 26, 2023, we had capitalized $45.2 million related to our CRM project and $2.2 million related to our ERP project.

On October 25, 2022, we raised our quarterly dividend to $0.31 per share of Common Stock and to $0.248 per share of Class B Common Stock, up from $0.30 and $0.24 per share, respectively.

On October 24, 2023, we announced that we would be raising our quarterly dividend to $0.33 per share of Common Stock and to $0.264 per share of Class B Common Stock, up from $0.31 and $0.248 per share, respectively. The amount and timing of any dividend payment is subject to the approval of our Board of Directors each quarter.

On October 24, 2023, our Board of Directors authorized a new share repurchase program to repurchase from time to time up to $100.0 million of our outstanding shares of Common Stock, inclusive of the amount which remained available under the existing share repurchase program approved on October 18, 2021. Repurchases made under the new program, if any, will be made in either the open market or in privately negotiated transactions. The timing, manner, price and amount of any repurchases will depend on a variety of factors, including economic and market conditions, our stock price, corporate liquidity requirements and priorities, applicable legal requirements and other factors. The share repurchase program may be funded using available cash or capacity under our Credit Agreement (as defined below) and may be suspended or discontinued at any time. During fiscal 2023, we did not repurchase any shares. During fiscal 2022, we repurchased 0.2 million shares for an average price per share of $179.98. As of August 26, 2023, we had $63.6 million remaining under our existing share repurchase program.

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

On March 13, 2023, we completed our acquisition of the business and certain real estate assets of Clean from Clean Holdco, Inc. and certain of its affiliates for an aggregate purchase price of approximately $299.1 million, net of cash acquired. Clean is a uniform, workwear and facility service program provider with 11 locations covering Missouri, Illinois, Arkansas, Kansas and Oklahoma. The results of operations from Clean were included in our results under the Core Laundry Operations segment subsequent to the acquisition date of March 13, 2023. We paid for the acquisition of Clean with cash on hand and borrowings under the Credit Agreement, which we repaid in full during the third quarter of fiscal 2023. Transaction and related costs, consisting primarily of professional fees, directly related to the acquisition, totaled approximately $3.0 million for fiscal 2023. All transaction and related costs were expensed as incurred and are included in selling and administrative expenses.

Our fiscal year ends on the last Saturday in August. For financial reporting purposes, fiscal 2023 and 2022 both consisted of 52 weeks.

The following section of this Annual Report on Form 10-K generally discusses fiscal 2023 and fiscal 2022 items and year-to-year comparisons between fiscal 2023 and fiscal 2022. Discussions of fiscal 2021 items and year-to-year comparisons between fiscal 2022 and fiscal 2021 that are not included in this Annual Report on Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended August 27, 2022, which was filed with the SEC on October 26, 2022.

Fiscal Year Ended August 26, 2023 Compared with Fiscal Year Ended August 27, 2022

Revenues

(In thousands, except percentages)	Fiscal 2023	Fiscal 2022	Dollar Change	Percent Change
Core Laundry Operations	$1,961,189	$1,770,502	$190,687	10.8%
Specialty Garments	177,034	152,885	24,149	15.8%
First Aid	94,824	77,435	17,389	22.5%
Total consolidated revenues	$2,233,047	$2,000,822	$232,225	11.6%

The increase in consolidated revenues of 11.6% during fiscal 2023 compared to the prior year was due primarily to growth in our Core Laundry Operations of 10.8%. The increase in our Core Laundry Operations was due to organic growth of 8.5%, the effect of Canadian dollar exchange rate changes on our revenues of (0.5)%, and acquisition related growth of 2.8%. The Core Laundry Operations strong organic growth rate was primarily the result of pricing efforts over the last year to share with our customers the cost increases that we have incurred due to the ongoing inflationary environment and solid new account sales. The impact on our revenues from acquisitions was primarily the result of our acquisition of Clean, which was completed on March 13, 2023. During fiscal 2023, Clean accounted for $43.0 million of revenue, which was included in Core Laundry Operations.

Specialty Garments revenues for fiscal 2023 increased compared to the prior fiscal year due primarily to growth in our North American nuclear operations and our cleanroom operations. North American nuclear operations accounted for growth of 8.5%, due primarily to increased project work in fiscal 2023 and the cleanroom revenue growth accounted for growth of 7.1%. European nuclear operations effect on Specialty Garments revenue growth was minimal as it accounted for growth of 0.2%. Specialty Garments’ results are often affected by seasonality and the timing and length of our customers’ power reactor outages as well as our project-based activities.

First Aid revenues for fiscal 2023 increased compared to the prior fiscal year. This increase was driven primarily by increased activity in the wholesale distribution business, which accounted for growth of 12.0% and our continued investment in expanding the first aid van business, which accounted for growth of 10.5%.

Cost of revenues

(In thousands, except percentages)	Fiscal 2023	Fiscal 2022	Dollar Change	Percent Change
Cost of revenues	$1,481,296	$1,306,451	$174,845	13.4%
% of Revenues	66.3%	65.3%

The increase in consolidated costs of revenues of 13.4% during fiscal 2023 compared to the prior fiscal year was due primarily to the impact of the revenue growth, as mentioned above. In addition, the cost of revenues increased due to an increase in Core Laundry Operations’ merchandise expense as a percentage of revenues of 0.9%, which is being impacted by the current inflationary environment.

Selling and administrative expenses

(In thousands, except percentages)	Fiscal 2023	Fiscal 2022	Dollar Change	Percent Change
Selling and administrative expenses	$496,915	$451,243	$45,672	10.1%
% of Revenues	22.3%	22.6%

The increase in selling and administrative costs of 10.1% during fiscal 2023 compared to the prior fiscal year was due primarily to additional investments we are making in our support functions due to our growth and in support of our ongoing technology initiatives. Also contributing to the increase were $3.0 million of Clean acquisition-related costs in fiscal 2023 and an additional $0.5 million of costs to support our Key Initiatives compared to the prior year comparable period.

Depreciation and amortization

(In thousands, except percentages)	Fiscal 2023	Fiscal 2022	Dollar Change	Percent Change
Depreciation and amortization	$121,233	$108,777	$12,456	11.5%
% of Revenues	5.4%	5.4%

Depreciation and amortization expense increased by 11.5% in fiscal 2023 as compared to the prior fiscal year but remained relatively consistent with the prior fiscal year as a percentage of revenues. The increase was due primarily to continued investment in our technology capabilities and infrastructure, and future growth as well as $6.7 million of depreciation and amortization related to the Clean acquisition, of which $4.7 million was intangibles amortization.

Operating Income

For fiscal 2023, changes in our revenues and costs as discussed above resulted in the following changes in our operating income and margin:

(In thousands, except percentages)	Fiscal 2023	Fiscal 2022	Dollar Change	Percent Change
Core Laundry Operations	$98,666	$110,710	$(12,044)	(10.9)%
Specialty Garments	37,488	23,658	13,830	58.5%
First Aid	(2,551)	(17)	(2,534)	14905.9%
Operating income	$133,603	$134,351	$(748)	(0.6)%
Operating income margin	6.0%	6.7%

Other (income) expense, net

(In thousands, except percentages)	Fiscal 2023	Fiscal 2022	Dollar Change	Percent Change
Interest income, net	$(6,738)	$(2,851)	$(3,887)	136.3%
Other expense, net	1,504	2,877	(1,373)	(47.7)%
Total other (income) expense, net	$(5,234)	$26	$(5,260)	(20230.8)%

The increase in other (income) expense, net, in fiscal 2023 compared to the prior fiscal year was due primarily to increases in interest income earned on our cash reserves and short-term investments as a result of rising interest rates.

Provision for income taxes

(In thousands, except percentages)	Fiscal 2023	Fiscal 2022	Dollar Change	Percent Change
Provision for income taxes	$35,163	$30,921	$4,242	13.7%
Effective income tax rate	25.3%	23.0%

The increase in the effective tax rate for fiscal 2023 as compared to the prior fiscal year was due primarily from the release of certain tax reserves during fiscal 2022 which did not recur in fiscal 2023.

Liquidity and Capital Resources

General

Cash and cash equivalents and short-term investments totaled $89.6 million as of August 26, 2023, a decrease of $286.8 million from $376.4 million as of August 27, 2022. The decrease in cash and cash equivalents and short-term investments was largely driven by our purchase of Clean for $299.1 million, net of cash, and continued investment in our business with capital expenditures. We generated $215.8 million and $122.6 million in cash from operating activities in fiscal 2023 and 2022, respectively.

As described above, on March 13, 2023, we completed our acquisition of the business and certain real estate assets of Clean and certain of its affiliates for an aggregate purchase price of approximately $299.1 million, net cash acquired of $3.3 million. Clean is a uniform, workwear and facility service program provider with 11 locations covering Missouri, Illinois, Arkansas, Kansas and Oklahoma. We borrowed and repaid $80.0 million from our Credit Agreement (as defined below) during the third quarter of fiscal 2023 to finance the acquisition of Clean and fund our day-to-day operations.

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

We did not repurchase any shares of our Common Stock during fiscal 2023 pursuant to our share repurchase program.

We believe, although there can be no assurance, that our current cash and cash equivalents balances, our cash generated from future operations and amounts available under our Credit Agreement (as defined below) will be sufficient to meet our current anticipated working capital and capital expenditure requirements for at least the next 12 months and will help us manage the impacts of inflation and address related liquidity needs.

Cash flows provided by operating activities have historically been the primary source of our liquidity. We generally use these cash flows to fund most, if not all, of our operations, capital expenditure and acquisition activities as well as dividends on our Common Stock. We may also use cash flows provided by operating activities, as well as proceeds from long-term debt, to fund growth and acquisition opportunities, as well as other cash requirements.

(In thousands, except percentages)	Fiscal 2023	Fiscal 2022	Dollar Change	Percent Change
Net cash provided by operating activities	$215,762	$122,649	$93,113	75.9%
Net cash used in investing activities	(487,647)	(186,507)	(301,140)	161.5%
Net cash used in financing activities	(25,839)	(69,438)	43,599	(62.8)%
Effect of exchange rate changes	768	(3,173)	3,941	(124.2)%
Net decrease in cash and cash equivalents	$(296,956)	$(136,469)	$(160,487)	117.6%

Net Cash Provided by Operating Activities

The net cash provided by operating activities in fiscal 2023 increased as compared to fiscal 2022 due to positive impacts from receivables of $18.9 million, accrued liabilities of $18.8 million, rental merchandise in service of $15.7 million, prepaid and accrued income taxes of $15.6 million, inventories of $12.1 million and accounts payable of $11.0 million.

The positive impact from receivables was due primarily to a focused effort on collections and timing. The positive impact from inventories and merchandise in service was due primarily to a focused effort on managing our inventory balances in the current year and our balance sheet position continuing to normalize coming out of the COVID-19 pandemic. Accounts payable had a positive impact on cash flows due to the timing of invoices. The positive impact of accrued liabilities was due to higher casualty and compensation accruals. Lastly, the positive impact from prepaid and accrued taxes was due to fewer overpayments for U.S. federal income taxes for fiscal 2023 as compared to fiscal 2022.

Net Cash Used in Investing Activities

The net increase in cash used in investing activities in fiscal 2023 was primarily the result of our acquisition of Clean, which was completed on March 13, 2023 for a purchase price, net of cash acquired, of approximately $299.1 million. Also contributing to the increases during fiscal 2023 as compared to the prior fiscal year were additional capital expenditures of $27.7 million and the purchases of certificates of deposit (net of maturing certificates of deposit) during fiscal 2023 of $10.0 million.

Net Cash Used in Financing Activities

The decrease in net cash used in financing activities in fiscal 2023 was due primarily to no Common Stock repurchases during fiscal 2023 as compared to $44.4 million of repurchases in the prior fiscal period. Furthermore, there was also a decrease in taxes withheld and paid related to net-share settlement of equity awards of $1.2 million. During fiscal 2023, we borrowed and repaid $80.0 million under our Credit Agreement. The funds were used primarily to finance the acquisition of Clean. This was partially offset by an increase in dividends paid of $1.3 million.

Long-term Debt and Borrowing Capacity

On March 26, 2021, we entered into an amended and restated $175.0 million unsecured revolving credit agreement (as subsequently amended, the “Credit Agreement”) with a syndicate of banks, which matures on March 26, 2026. The Credit Agreement amended and restated our prior credit agreement, which was scheduled to mature on April 11, 2021. Under the Credit Agreement, we are able to borrow funds at variable interest rates. Prior to the amendment discussed below, interest on borrowings was based on, at our election, the Eurodollar rate or a base rate, plus in each case a spread based on our consolidated funded debt ratio.

On March 9, 2023, we exercised the accordion feature of the Credit Agreement pursuant to an amendment to the Credit Agreement. The exercise of the accordion feature increases the aggregate commitments under the Credit Agreement by $100.0 million, for a total aggregate commitment of up to $275.0 million. In addition, the amendment provides for the replacement of LIBOR with SOFR such that borrowings are based on, at our election, the SOFR rate or a base rate, plus in each case a spread based on our consolidated funded debt ratio. The amendment also refreshed the accordion feature, so that, provided there is no default or event of default under the Credit Agreement and we are in compliance with our financial covenants on a pro forma basis, we may request an increase in the aggregate commitments under the Credit Agreement (in the form of revolving or term tranches) of up to an additional $100.0 million, for a total aggregate commitment of up to $375.0 million. Availability of credit requires compliance with certain financial and other covenants, including a maximum consolidated funded debt ratio and minimum consolidated interest coverage ratio as defined in the Credit Agreement. We test our compliance with these financial covenants on a fiscal quarterly basis. As of August 26, 2023, the interest rates applicable to our borrowings under the Credit Agreement would be calculated as SOFR plus 1.00% at the time of the respective borrowing.

During fiscal 2023, we borrowed $80.0 million under our Credit Agreement to finance the acquisition of Clean and fund our day-to-day operations. All borrowings were repaid as of August 26, 2023 and we had no outstanding amounts under our Credit Agreement as of August 26, 2023. As of August 26, 2023, we had outstanding letters of credit amounting to $66.5 million, leaving $208.5 million available for borrowing under the Credit Agreement.

As of August 26, 2023, we were in compliance with all covenants under the Credit Agreement.

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

As of August 26, 2023, we had forward contracts with a notional value of approximately 5.4 million CAD outstanding and recorded the fair value of the contracts of $0.2 million in prepaid expenses and other current assets with a corresponding gain of $0.2 million in accumulated other comprehensive loss, which was recorded net of tax. During fiscal 2023, we reclassified $0.1 million from accumulated other comprehensive loss to revenue, related to the derivative financial instruments. The gain on these forward contracts that results in a decrease to accumulated other comprehensive loss as of August 26, 2023 is expected to be reclassified to revenues prior to their maturity on August 29, 2026.

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

There is usually a range of reasonable estimates of the costs associated with each site. In accordance with U.S. GAAP, our accruals represent the amount within the range that we believe is the best estimate or the low end of a range of estimates if no point within the range is a better estimate. When we believe that both the amount of a particular liability and the timing of the payments are reliably determinable, we adjust the cost in current dollars using a rate of 3% for inflation until the time of expected payment and discount the cost to present value using current risk-free interest rates. As of August 26, 2023, the risk-free interest rates we utilized ranged from 4.3% to 4.7%.

For environmental liabilities that have been discounted, we include interest accretion, based on the effective interest method, in selling and administrative expenses on the Consolidated Statements of Income. The changes to the amounts of our environmental liabilities for fiscal 2023 and 2022 are as follows (in thousands):

Year ended	August 26, 2023	August 27, 2022
Beginning balance	$32,191	$32,859
Costs incurred for which reserves have been provided	(1,936)	(2,188)
Insurance proceeds	147	135
Interest accretion	1,036	596
Changes in discount rates	(2,446)	(3,235)
Revisions in estimates	1,037	4,024
Ending balance	$30,029	$32,191

Anticipated payments and insurance proceeds of currently identified environmental remediation liabilities as of August 26, 2023 for the next five fiscal years and thereafter, as measured in current dollars, are reflected below (in thousands):

Fiscal year ended August	2024	2025	2026	2027	2028	Thereafter	Total
Estimated costs—current dollars	$14,049	$2,651	$1,442	$1,270	$972	$14,617	$35,001
Estimated insurance proceeds	(180)	(195)	(159)	(173)	(9)	(230)	(946)
Net anticipated costs	$13,869	$2,456	$1,283	$1,097	$963	$14,387	$34,055
Effect of inflation							9,227
Effect of discounting							(13,253)
Balance as of August 26, 2023							$30,029

Estimated insurance proceeds are primarily received from an annuity received as part of our legal settlement with an insurance company. Annual proceeds of approximately $0.3 million are deposited into an escrow account which funds remediation and monitoring costs for two sites related to our former operations. Annual proceeds received but not expended in the current year accumulate in this account and may be used in future years for costs related to this site through the year 2027. As of August 26, 2023, the balance in this escrow account, which is held in a trust and is not recorded in our Consolidated Balance Sheet, was approximately $5.2 million. Also included in estimated insurance proceeds are amounts we are entitled to receive pursuant to legal settlements as reimbursements from three insurance companies for estimated costs at one of our sites.

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

While it is impossible for us to ascertain the ultimate legal and financial liability with respect to contingent liabilities, including lawsuits and environmental contingencies, we believe that the aggregate amount of such liabilities, if any, in excess of amounts covered by insurance have been properly accrued in accordance with accounting principles under U.S. GAAP. It is possible, however, that the future financial position and/or results of operations for any particular future period could be materially affected by changes in our assumptions or strategies related to these contingencies or changes out of our control.

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

Contractual Obligations and Other Commercial Commitments

The following information is presented as of August 26, 2023 (in thousands):

	Payments Due by Fiscal Period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Retirement plan benefit payments	$28,668	$2,276	$3,891	$3,799	$18,702
Asset retirement obligations	16,471	—	—	—	16,471
Operating leases	71,444	19,629	29,034	16,163	6,618
Forward contracts	3,969	992	2,977	—	—
Purchase Commitments*	74,787	45,870	15,985	10,782	2,150
Total contractual cash obligations	$195,339	$68,767	$51,887	$30,744	$43,941

*Includes non-cancellable purchase commitments for inventories, software, and services.

We have uncertain tax positions that are fully reserved totaling $7.8 million as of August 26, 2023 that are excluded from the above table as we cannot make a reasonably reliable estimate of the period of cash settlement with the respective taxing authority.

We have accrued $30.0 million in costs related to certain environmental obligations we have to address under terms of consent orders negotiated with the applicable environmental authorities or otherwise. Refer to “Environmental and Legal Contingencies”, above for additional discussion on our environmental obligations.

As discussed above under “Long-Term Debt and Borrowing Capacity”, as of August 26, 2023, we had borrowing capacity of $375.0 million under our Credit Agreement, of which approximately $208.5 million was available for borrowing. Also, as of such date, we had no outstanding borrowings and letters of credit outstanding of $66.5 million. All letters of credit expire in less than one year.

As discussed above under “Derivative Instruments and Hedging Activities”, as of August 26, 2023, we had forward contracts with a notional value of approximately 5.4 million CAD outstanding and recorded the fair value of the contracts of $0.2 million in prepaid expenses and other current assets with a corresponding gain of $0.2 million in accumulated other comprehensive loss, which was recorded net of tax. During fiscal 2023, we reclassified $0.1 million from accumulated other comprehensive loss to revenue, related to the derivative financial instruments. The gain on these forward contracts that results in a decrease to accumulated other comprehensive loss as of August 26, 2023 is expected to be reclassified to revenues prior to their maturity on August 29, 2026.

Energy Costs

Significant variability in energy costs, specifically with respect to natural gas and gasoline, can materially affect our operating costs. During fiscal 2023, our energy costs, which include fuel, natural gas, and electricity, represented approximately 4.3% of our total revenue.

Recent Accounting Pronouncements

See Note 1, “Summary of Significant Accounting Policies” to our Consolidated Financial Statements included in this Annual Report on Form 10-K for more information on recently implemented and issued accounting standards.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

We have determined that all of our foreign subsidiaries operate primarily in local currencies that represent the functional currencies of such subsidiaries. All assets and liabilities of our foreign subsidiaries are translated into U.S. dollars using the exchange rate prevailing at the balance sheet date. The effects of exchange rate fluctuations on the translation of assets and liabilities are recorded as a component of shareholders’ equity. Revenues and expenses are translated at the average exchange rates in effect during each month of the fiscal year. As such, our financial condition and operating results are affected by fluctuations in the value of the U.S. dollar as compared to currencies in foreign countries. Revenues denominated in currencies other than the U.S. dollar represented approximately 7.0%, 7.9% and 8.4% of our total consolidated revenues for fiscal 2023, 2022 and 2021, respectively. Total assets denominated in currencies other than the U.S. dollar represented approximately 6.6% and 6.8% of our total consolidated assets at August 26, 2023 and August 27, 2022, respectively. If exchange rates had increased or decreased by 10% from the actual rates in effect during fiscal 2023, our revenues and assets for the year ended and as of August 26, 2023 would have increased or decreased by approximately $0.2 million and $17.1 million, respectively.

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

As of August 26, 2023, we had forward contracts with a notional value of approximately 5.4 million CAD outstanding and recorded the fair value of the contracts of $0.2 million in prepaid expenses and other current assets with a corresponding gain of $0.2 million in accumulated other comprehensive loss, which was recorded net of tax. During fiscal 2023, we reclassified $0.1 million from accumulated other comprehensive loss to revenue, related to the derivative financial instruments. The gain on these forward contracts that results in a decrease to accumulated other comprehensive loss as of August 26, 2023 is expected to be reclassified to revenues prior to their maturity on August 29, 2026.

Other than the forward contracts discussed above, we do not operate a hedging program to mitigate the effect of a significant change in the value of the functional currencies of our foreign subsidiaries, which include the Canadian dollar, euro, British pound, Mexican peso and Nicaraguan cordoba, as compared to the U.S. dollar. Any losses or gains resulting from unhedged foreign currency transactions, including exchange rate fluctuations on intercompany accounts are reported as transaction losses (gains) in our other expense, net. The intercompany payables and receivables are denominated in Canadian dollars, euros, British pounds, Mexican pesos and Nicaraguan cordobas. During fiscal 2023 transaction losses included in other expense, net, was $0.5 million. If exchange rates had changed by 10% during fiscal 2023, we would have recognized exchange gains or losses of approximately $1.2 million.

Interest Rate Sensitivity

We are exposed to market risk from changes in interest rates, which may adversely affect our financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, we manage exposures through our operating and financing activities. We are exposed to interest rate risk primarily through borrowings under our Credit Agreement. During fiscal 2023, we borrowed and repaid $80.0 million under the Credit Agreement. Under the Credit Agreement, we borrow funds at variable interest rates based on, at our election, the SOFR rate or a base rate, plus in each case a spread based on our consolidated funded debt ratio. To the extent we have borrowings outstanding under the Credit Agreement, changes in interest rates result in changes in our interest expense.

Please see Item 1A. “Risk Factors” in this Annual Report on Form 10-K for an additional discussion of risks and potential risks on our business, financial performance and the market price of our Common Stock.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Statements of Income

UniFirst Corporation and Subsidiaries

Year ended (In thousands, except per share data)	August 26, 2023	August 27, 2022	August 28, 2021
Revenues	$2,233,047	$2,000,822	$1,826,216
Operating expenses:
Cost of revenues (1)	1,481,296	1,306,451	1,141,275
Selling and administrative expenses (1)	496,915	451,243	383,161
Depreciation and amortization	121,233	108,777	105,955
Total operating expenses	2,099,444	1,866,471	1,630,391
Operating income	133,603	134,351	195,825
Other (income) expense:
Interest income, net	(6,738)	(2,851)	(2,568)
Other expense, net	1,504	2,877	1,522
Total other (income) expense, net	(5,234)	26	(1,046)
Income before income taxes	138,837	134,325	196,871
Provision for income taxes	35,163	30,921	45,760
Net income	$103,674	$103,404	$151,111

Income per share—Basic:
Common Stock	$5.77	$5.71	$8.32
Class B Common Stock	$4.62	$4.57	$6.66

Income per share—Diluted:
Common Stock	$5.53	$5.46	$7.94

Income allocated to—Basic:
Common Stock	$87,104	$86,844	$126,848
Class B Common Stock	$16,570	$16,560	$24,263

Income allocated to—Diluted:
Common Stock	$103,674	$103,404	$151,111

Weighted average number of shares outstanding—Basic:
Common Stock	15,098	15,203	15,237
Class B Common Stock	3,590	3,621	3,643

Weighted average number of shares outstanding—Diluted:
Common Stock	18,762	18,933	19,038

(1)
Exclusive of depreciation on the Company’s property, plant and equipment and amortization of its intangible assets.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income

UniFirst Corporation and Subsidiaries

Year ended (In thousands)	August 26, 2023	August 27, 2022	August 28, 2021
Net income	$103,674	$103,404	$151,111
Other comprehensive income:
Foreign currency translation adjustments	(1,701)	(7,002)	4,208
Pension benefit liabilities, net of income taxes	2,130	7,518	2,960
Change in fair value of derivatives, net of income taxes	100	30	(34)
Other comprehensive income	529	546	7,134
Comprehensive income	$104,203	$103,950	$158,245

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Balance Sheets

UniFirst Corporation and Subsidiaries

(In thousands, except share and par value data)	August 26, 2023	August 27, 2022
Assets
Current assets:
Cash and cash equivalents	$79,443	$376,399
Short-term investments	10,157	—
Receivables, less reserves of $17,185 and $15,605, respectively	279,078	249,198
Inventories	148,334	151,459
Rental merchandise in service	248,323	219,392
Prepaid taxes	20,907	25,523
Prepaid expenses and other current assets	53,876	41,921
Total current assets	840,118	1,063,892
Property, plant and equipment, net	756,540	665,119
Goodwill	647,900	457,259
Customer contracts, net	103,452	49,053
Other intangible assets, net	42,166	35,920
Deferred income taxes	567	498
Operating lease right-of-use assets, net	62,565	50,050
Other assets	116,667	106,181
Total assets	$2,569,975	$2,427,972
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$92,730	$82,131
Accrued liabilities	156,408	146,808
Accrued taxes	352	1,204
Operating lease liabilities, current	17,739	13,602
Total current liabilities	267,229	243,745
Accrued liabilities	121,682	123,979
Accrued and deferred income taxes	130,084	106,307
Operating lease liabilities	47,020	38,070
Total liabilities	566,015	512,101
Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred Stock, $1.00 par value; 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $0.10 par value; 30,000,000 shares authorized; 15,104,317 and 15,075,425 shares issued and outstanding in 2023 and 2022, respectively	1,510	1,508
Class B Common Stock, $0.10 par value; 20,000,000 shares authorized; 3,590,295 and 3,590,295 shares issued and outstanding in 2023 and 2022, respectively	359	359
Capital surplus	99,303	93,131
Retained earnings	1,926,549	1,845,163
Accumulated other comprehensive loss	(23,761)	(24,290)
Total shareholders’ equity	2,003,960	1,915,871
Total liabilities and shareholders’ equity	$2,569,975	$2,427,972

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Equity

UniFirst Corporation and Subsidiaries

(In thousands)	Common Shares	Class B Common Shares	Common Stock	Class B Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance, August 29, 2020	15,251	3,643	$1,525	$364	$86,645	$1,684,565	$(31,970)	$1,741,129
Net income	—	—	—	—	—	151,111	—	151,111
Pension benefit liabilities, net (1)	—	—	—	—	—	—	2,960	2,960
Change in fair value of derivatives (1)	—	—	—	—	—	—	(34)	(34)
Foreign currency translation	—	—	—	—	—	—	4,208	4,208
Dividends declared	—	—	—	—	—	(18,147)	—	(18,147)
Share-based compensation, net (2)	—	—	—	—	2,943	—	—	2,943
Share-based awards exercised, net (1)	46	—	4	—	—	—	—	4
Repurchase of Common Stock	(61)	—	(5)	—	(331)	(10,886)	—	(11,222)
Balance, August 28, 2021	15,236	3,643	$1,524	$364	$89,257	$1,806,643	$(24,836)	$1,872,952
Net income	—	—	—	—	—	103,404	—	103,404
Pension benefit liabilities, net (1)	—	—	—	—	—	—	7,518	7,518
Change in fair value of derivatives (1)	—	—	—	—	—	—	30	30
Foreign currency translation	—	—	—	—	—	—	(7,002)	(7,002)
Dividends declared	—	—	—	—	—	(21,658)	—	(21,658)
Shares converted	17	(17)	1	(1)	—	—	—
Share-based compensation, net (2)	—	—	—	—	5,035	—	—	5,035
Share-based awards exercised, net (1)	36	—	4	—	—	—	—	4
Repurchase of Common Stock	(214)	(36)	(21)	(4)	(1,161)	(43,226)		(44,412)
Balance, August 27, 2022	15,075	3,590	$1,508	$359	$93,131	$1,845,163	$(24,290)	$1,915,871
Net income	—	—	—	—	—	103,674	—	103,674
Pension benefit liabilities, net (1)	—	—	—	—	—	—	2,130	2,130
Change in fair value of derivatives (1)	—	—	—	—	—	—	100	100
Foreign currency translation	—	—	—	—	—	—	(1,701)	(1,701)
Dividends declared	—	—	—	—	—	(22,288)	—	(22,288)
Share-based compensation, net (2)	—	—	—	—	6,172	—	—	6,172
Share-based awards exercised, net (1)	29	—	2	—	—	—	—	2
Balance, August 26, 2023	15,104	3,590	$1,510	$359	$99,303	$1,926,549	$(23,761)	$2,003,960

(1)
These amounts are shown net of the effect of income taxes.
(2)
These amounts are shown net of any shares withheld by the Company to satisfy certain tax withholding obligations in connection with the vesting of certain restricted stock units.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statements of Cash Flows

UniFirst Corporation and Subsidiaries

Year ended (In thousands)	August 26, 2023	August 27, 2022	August 28, 2021
Cash flows from operating activities:
Net income	$103,674	$103,404	$151,111
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization (1)	121,233	108,777	105,955
Share-based compensation	9,063	9,103	7,011
Accretion on environmental contingencies	1,036	596	448
Accretion on asset retirement obligations	923	970	985
Other	1,020	(993)	538
Deferred income taxes	22,143	20,008	300
Changes in assets and liabilities, net of acquisitions:
Receivables, less reserves	(21,714)	(40,626)	(16,685)
Inventories	4,001	(8,148)	(37,213)
Rental merchandise in service	(20,847)	(36,597)	(26,323)
Prepaid expenses and other current assets and Other assets	(7,057)	9,250	5,015
Accounts payable	10,111	(927)	15,136
Accrued liabilities	(12,762)	(31,517)	16,446
Prepaid and accrued income taxes	4,938	(10,651)	(10,422)
Net cash provided by operating activities	215,762	122,649	212,302

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(306,193)	(44,203)	(8,443)
Capital expenditures, including capitalization of software costs	(171,991)	(144,319)	(133,639)
Purchases of investments	(117,012)	—	—
Maturities of investments	107,000	—	—
Proceeds from sale of assets	549	2,015	617
Net cash used in investing activities	(487,647)	(186,507)	(141,465)

Cash flows from financing activities:
Payment of deferred financing costs	(851)	—	(822)
Borrowings under line of credit	80,000	—	—
Repayments under line of credit	(80,000)	—	—
Proceeds from exercise of share-based awards	3	(167)	4
Taxes withheld and paid related to net share settlement of equity awards	(2,891)	(4,068)	(4,068)
Repurchase of Common Stock	—	(44,412)	(11,222)
Payment of cash dividends	(22,100)	(20,791)	(18,147)
Net cash used in financing activities	(25,839)	(69,438)	(34,255)

Effect of exchange rate changes	768	(3,173)	1,448

Net (decrease) increase in cash and cash equivalents	(296,956)	(136,469)	38,030
Cash and cash equivalents at beginning of period	376,399	512,868	474,838
Cash and cash equivalents at end of period	$79,443	$376,399	$512,868
Supplemental disclosure of cash flow information:
Capital expenditures in accounts payable	$7,351	$8,737	$6,705
Interest paid	$1,344	$838	$685
Income taxes paid, net of refunds received	$8,491	$24,559	$56,393

(1)
Depreciation and amortization for the full year of fiscal 2023 and 2022 included approximately $14.7 million and $10.9 million, respectively, of non-cash amortization expense recognized on acquisition-related intangible assets.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Notes to Consolidated Financial Statements

UniFirst Corporation and Subsidiaries

1. Summary of Significant Accounting Policies

Business Description

UniFirst Corporation (the “Company”) is one of the leading providers of workplace uniforms and protective clothing in the United States (“U.S.”). The Company designs, manufactures, personalizes, rents, cleans, delivers, and sells a wide range of uniforms and protective clothing, including shirts, pants, jackets, coveralls, lab coats, smocks, aprons and specialized protective wear, such as flame resistant and high visibility garments. The Company also rents and sells industrial wiping products, floor mats, facility service products and other non-garment items, and provides restroom and cleaning supplies and first aid cabinet services and other safety supplies as well as provide certain safety training, to a variety of manufacturers, retailers and service companies.

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

The COVID-19 pandemic had a significant adverse impact on the Company’s revenues in the first half of fiscal 2021. In these Consolidated Financial Statements and related disclosures, the Company has assessed the current impact of COVID-19 on its consolidated financial condition, results of operations, and cash flows, as well as the Company’s estimates and accounting policies. The Company has made additional disclosures of these assessments, as necessary.

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. Intercompany balances and transactions are eliminated in consolidation.

Basis of Presentation

The Consolidated Financial Statements included herein have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). There have been no material changes in the accounting policies followed by the Company during the current fiscal year other than the adoption of recent accounting pronouncements as discussed in greater detail in the Recent Accounting Pronouncements sub-section of this Note.

Use of Estimates

The preparation of these Consolidated Financial Statements is in conformity with U.S. GAAP which requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. The Company utilizes key estimates in preparing the financial statements including casualty and environmental estimates, valuation of intangible assets acquired in a business combination, recoverability of goodwill, intangibles, income taxes and long-lived assets. These estimates are based on historical information, current trends, and information available from other sources. The Company’s results are affected by economic, political, legislative, regulatory and legal actions. Economic conditions, such as recessionary trends, inflation, interest and monetary exchange rates, government fiscal policies, government policies surrounding the containment of COVID-19 and changes in the prices of raw materials, can have a significant effect on operations. These factors and other events could cause actual results to differ from management's estimates.

Fiscal Year

The Company’s fiscal year ends on the last Saturday in August. For financial reporting purposes, fiscal years ended August 26, 2023 (“fiscal 2023”), August 27, 2022 (“fiscal 2022”) and August 28, 2021 (“fiscal 2021”) all consisted of 52 weeks.

Cash, Cash Equivalents and Short-Term Investments

Cash, cash equivalents and short-term investments include cash in banks, money market securities and bank short-term investments having original maturities of six months or less. As of August 26, 2023, the Company had $10.2 million in short-term investments. As of August 27, 2022, the Company had no short-term investments.

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

Revenue Recognition

In fiscal 2023, approximately 88.5% of the Company’s revenues are derived from fees for route servicing of Core Laundry Operations, Specialty Garments and First Aid services performed by the Company’s employees at the customer’s location of business. Revenues from the Company’s route servicing customer contracts represent a single-performance obligation. The Company recognizes these revenues over time as services are performed based on the nature of services provided and contractual rates (input method). Certain of the Company’s customer contracts, primarily within the Company’s Core Laundry Operations, include pricing terms and conditions that include components of variable consideration. The variable consideration is typically in the form of consideration due to a customer based on performance metrics specified within the contract. Specifically, some contracts contain discounts or rebates that the customer can earn through the achievement of specified volume levels. Each component of variable consideration is earned based on the Company’s actual performance during the measurement period specified within the contract. To determine the transaction price, the Company estimates the variable consideration using the most likely amount method, based on the specific contract provisions and known performance results during the relevant measurement period. When determining if variable consideration should be constrained, the Company considers whether factors outside its control could result in a significant reversal of revenue. In making these assessments, the Company considers the likelihood and magnitude of a potential reversal. The Company’s performance period generally corresponds with the monthly invoice period. No significant constraints on the Company’s revenue recognition were applied during fiscal 2023. The Company reassesses these estimates during each reporting period. The Company maintains a liability for these discounts and rebates within accrued liabilities on the Consolidated Balance Sheets. Variable consideration also includes consideration paid to a customer at the beginning of a contract. The Company capitalizes this consideration and amortizes it over the life of the contract as a reduction to revenue in accordance with the accounting guidance for revenue recognition. These assets are included in other assets on the Consolidated Balance Sheets.

The following table presents the Company’s revenues for fiscal 2023, 2022, and 2021 disaggregated by service type:

	Years ended
	August 26, 2023		August 27, 2022		August 28, 2021
(In thousands, except percentages)	Revenues	% of Revenues	Revenues	% of Revenues	Revenues	% of Revenues
Core Laundry Operations	$1,961,189	87.8%	$1,770,502	88.5%	$1,615,560	88.5%
Specialty Garments	177,034	8.0%	152,885	7.6%	145,454	8.0%
First Aid	94,824	4.2%	77,435	3.9%	65,202	3.5%
Total Revenues	$2,233,047	100.0%	$2,000,822	100.0%	$1,826,216	100.0%

See Note 15, “Segment Reporting” for additional details of segment definitions.

During fiscal 2023, 2022 and 2021 the percentage of revenues recognized over time as the services are performed was 88.4%, 88.4% and 95.8% of Core Laundry Operations revenues, respectively, and 83.9%, 83.8% and 81.8% of Specialty Garments revenues, respectively. During fiscal 2023, 2022 and 2021, 11.6%, 11.6% and 4.2% of Core Laundry Operations revenues, respectively, 16.1%, 16.2% and 18.2% of Specialty Garments revenues, respectively, and 100% of First Aid revenues were recognized at a point in time, which generally occurs when the goods are transferred to the customer.

Costs to Obtain a Contract

The Company defers commission expenses paid to its employee-partners when the commissions are deemed to be incremental for obtaining the route servicing customer contract. The deferred commissions are amortized on a straight-line basis over the expected period of benefit. The Company reviews the deferred commission balances for impairment on an ongoing basis. Deferred commissions are classified as current or noncurrent based on the timing of when the Company expects to recognize the expense. The current portion is included in prepaid expenses and other current assets and the non-current portion is included in other assets on the Company’s Consolidated Balance Sheets. As of August 26, 2023, the current and non-current assets related to deferred commissions totaled $16.5 million and $70.4 million, respectively. As of August 27, 2022, the current and non-current assets related to deferred commissions totaled $15.2 million and $65.1 million, respectively. During fiscal 2023 and 2022, the Company recorded $16.5 million and $15.4 million, respectively, of amortization expense related to deferred commissions. This amortization expense is classified in selling and administrative expenses on the Consolidated Statements of Income.

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

The components of inventory as of August 26, 2023 and August 27, 2022 were as follows (in thousands):

	August 26, 2023	August 27, 2022
Raw materials	$25,147	$25,932
Work in process	4,444	2,876
Finished goods	118,743	122,651
Total inventory	$148,334	$151,459

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

The components of property, plant and equipment as of August 26, 2023 and August 27, 2022 were as follows (in thousands):

	August 26, 2023	August 27, 2022
Land, buildings and leasehold equipment	$744,085	$663,089
Machinery and equipment	676,490	622,168
Motor vehicles	331,537	308,242
	1,752,112	1,593,499
Less: accumulated depreciation	995,572	928,380
Total property, plant and equipment	$756,540	$665,119

The Company provides for depreciation on the straight-line method based on the date the asset is placed in service using the following estimated useful lives:

Buildings (in years)	30 — 40
Building components (in years)	10 — 20
Leasehold improvements	Shorter of useful life or term of lease
Machinery and equipment (in years)	3 — 10
Motor vehicles (in years)	3 — 5

Long-lived assets, including property, plant and equipment, are evaluated for impairment whenever events or circumstances indicate an asset may be impaired. There were no material impairments of long-lived assets in fiscal 2023, 2022 and 2021.

Goodwill and Other Intangible Assets

In accordance with U.S. GAAP, the Company does not amortize goodwill. Instead, the Company tests goodwill for impairment on an annual basis. Management completes its annual goodwill impairment test on the first day of the fourth quarter of each fiscal year. In addition, U.S. GAAP requires that companies test goodwill if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit to which goodwill is assigned below its carrying amount. The Company used the qualitative assessment option for its impairment testing for goodwill in fiscal 2023 and determined that the fair values of the reporting units more likely than not exceeded their carrying values and that there was no evidence of impairment as of May 28, 2023.

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

Definite-lived intangible assets are amortized over their estimated useful lives, which are based on management’s estimates of the period that the assets will generate economic benefits. Definite-lived intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable in accordance with U.S. GAAP. There were no impairments of goodwill or indicators of impairment for definite-lived intangible assets in fiscal 2023, 2022 or 2021.

As of August 26, 2023, definite-lived intangible assets have a weighted average useful life of approximately 12.9 years. Customer contracts have a weighted average useful life of approximately 14.5 years and other intangible assets, net, which consist of primarily of restrictive covenants, software and trademarks, have a weighted average useful life of approximately 8.2 years.

Environmental and Other Contingencies

The Company is subject to legal proceedings and claims arising from the conduct of its business operations, including environmental matters, personal injury, customer contract matters and employment claims. U.S. GAAP require that a liability for contingencies be recorded when it is probable that a liability has occurred and the amount of the liability can be reasonably estimated. Significant judgment is required to determine the existence of a liability, as well as the amount to be recorded. The Company regularly consults with attorneys and outside consultants in its consideration of the relevant facts and circumstances before recording a contingent liability. The Company records accruals for environmental and other contingencies based on enacted laws, regulatory orders or decrees, the Company’s estimates of costs, insurance proceeds, participation by other parties, the timing of payments, and the input of outside consultants and attorneys.

The estimated liability for environmental contingencies has been discounted as of August 26, 2023 using risk-free interest rates ranging from 4.3% to 4.7% over periods ranging from three to thirty years. The estimated current costs, net of legal settlements with insurance carriers, have been adjusted for the estimated impact of inflation at 3% per year. Changes in enacted laws, regulatory orders or decrees, management’s estimates of costs, risk-free interest rates, insurance proceeds, participation by other parties, the timing of payments, the input of the Company’s attorneys and outside consultants or other factual circumstances could have a material impact on the amounts recorded for environmental and other contingent liabilities. Refer to Note 11, “Commitments and Contingencies”, of these Consolidated Financial Statements for additional discussion and analysis.

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

The Company has recognized as a liability the present value of the estimated future costs to decommission its nuclear laundry facilities. The Company depreciates, on a straight-line basis, the amount added to property, plant and equipment and recognizes accretion expense in connection with the discounted liability over the various remaining lives which range from approximately one to twenty-one years.

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

Insurance

The Company is self-insured for certain obligations related to health and dental, workers’ compensation, vehicles and general liability programs. The Company also purchases stop-loss insurance policies for workers’ compensation, vehicles and general liability programs to protect itself from catastrophic losses. Judgments and estimates are used in determining the potential value associated with reported claims and for events that have occurred, but have not been reported. The Company’s estimates consider historical claims experience and other factors. In certain cases where partial insurance coverage exists, the Company estimates the portion of the liability that will be covered by existing insurance policies to arrive at its net expected liability. Receivables for insurance recoveries are recorded as assets, on an undiscounted basis. The Company’s liabilities are based on estimates, and, while the Company believes that its accruals are adequate, the ultimate liability may be significantly different from the amounts recorded. Changes in claims experience, the Company’s ability to settle claims or other estimates and judgments used by management could have a material impact on the amount and timing of expense for any period.

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

Advertising Costs

Advertising costs are expensed as incurred and are classified as selling and administrative expenses. The Company incurred advertising costs of $9.9 million, $14.7 million and $3.5 million, for fiscal 2023, 2022 and 2021, respectively.

Share-Based Compensation

Compensation expense for all stock options, stock appreciation rights, unrestricted stock and restricted stock units (collectively, “Share-Based Awards”) is recognized ratably over the related vesting period, net of actual forfeitures. Certain Share-Based Awards in the form of stock appreciation rights and shares of unrestricted stock were granted during fiscal 2023, 2022 and 2021 to non-employee Directors of the Company, which were fully vested upon grant and, with respect to stock appreciation rights, expire eight years after the grant date. Accordingly, compensation expense related to these Share-Based Awards in fiscal 2023, 2022 and 2021 was recognized on the date of grant.

For performance-based restricted stock unit awards with revenue and profitability performance criteria, we evaluate the probability of meeting the performance criteria at each balance sheet date and, if probable, related compensation cost is amortized over the performance period on a straight-line basis because such awards vest only at the end of the measurement period. Changes to the probability assessment and the estimate of shares expected to vest will result in adjustments to the related share-based compensation expense that will be recorded in the period of the change. If the performance targets are not achieved, no compensation cost is recognized and any previously recognized compensation cost is reversed.

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

Income Per Share

The Company calculates income per share by allocating income to its unvested participating securities as part of its income per share calculations. The following table sets forth the computation of basic income per share using the two-class method for amounts attributable to the Company’s shares of Common Stock and Class B Common Stock (in thousands, except per share data):

Year ended	August 26, 2023	August 27, 2022	August 28, 2021
Net income available to shareholders	$103,674	$103,404	$151,111
Allocation of net income for Basic:
Common Stock	$87,104	$86,844	$126,848
Class B Common Stock	16,570	16,560	24,263
	$103,674	$103,404	$151,111
Weighted average number of shares for Basic:
Common Stock	15,098	15,203	15,237
Class B Common Stock	3,590	3,621	3,643
	18,688	18,824	18,880
Income per share for Basic:
Common Stock	$5.77	$5.71	$8.32
Class B Common Stock	$4.62	$4.57	$6.66

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

For fiscal 2023, 2022 and 2021, the Company’s diluted income per share assumes the conversion of all Class B Common Stock into Common Stock and uses the two-class method for its unvested participating shares. The following table sets forth the computation of diluted income per share of Common Stock for the years ended August 26, 2023, August 27, 2022 and August 28, 2021 (in thousands, except per share data):

	Year Ended August 26, 2023			Year Ended August 27, 2022			Year Ended August 28, 2021
	Earnings to Common shareholders	Common Shares	Income Per Share	Earnings to Common shareholders	Common Shares	Income Per Share	Earnings to Common shareholders	Common Shares	Income Per Share
As reported—Basic	$87,104	15,098	$5.77	$86,844	15,203	$5.71	$126,848	15,237	$8.32
Add: effect of dilutive potential common shares
Share-Based Awards	—	74		—	109		—	158
Class B Common Stock	16,570	3,590		16,560	3,621		24,263	3,643
Diluted Income Per Share— Common Stock	$103,674	18,762	$5.53	$103,404	18,933	$5.46	$151,111	19,038	$7.94

Share-Based Awards that would result in the issuance of 51,708, 34,416 and 6,005 shares, respectively, of Common Stock were excluded from the calculation of diluted earnings per share for fiscal 2023, 2022 and 2021 because they were anti-dilutive.

Foreign Currency Translation

The functional currency of our foreign operations is the local country’s currency. Transaction gains and losses, including gains and losses on our intercompany transactions, are included in other expense, net in the accompanying Consolidated Statements of Income. Assets and liabilities of operations outside the U.S. are translated into U.S. dollars using period-end exchange rates. Revenues and expenses are translated at the average exchange rates in effect during each month of the fiscal year. The effects of foreign currency translation adjustments are included in shareholders’ equity as a component of accumulated other comprehensive loss in the accompanying Consolidated Balance Sheets.

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

In December 2022, the FASB issued updated guidance to align with the deferral of the cessation date for LIBOR by the United Kingdom's Financial Conduct Authority (“FCA”). The FASB is changing the sunset date for use of LIBOR by all entities from December 31, 2022 to December 31, 2024 to allow for time for modifications to occur after the FCA's cessation date of June 30, 2023 for using LIBOR for overnight through twelve-month tenors. The Company's Credit Agreement (defined below) includes a provision for the phasing out of LIBOR and the Company has elected to transition out of using LIBOR to the Secured Overnight Financing Rate (“SOFR”) based on the amendment to the Credit Agreement as described in this report in Note 14, “Long-Term Debt”. The Company's adoption of this standard did not have a material impact on its financial statements.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

2. Acquisitions

Clean Uniform

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

Transaction and related costs, consisting primarily of professional fees, directly related to the acquisition, totaled approximately $3.0 million during fiscal 2023. All transaction and related costs were expensed as incurred and are included in selling and administrative expenses.

The amount of revenue of Clean included in the consolidated statements of income from the acquisition date of March 13, 2023 to August 26, 2023 was $43.0 million.

The preliminary purchase price allocation is as follows (in thousands):

Receivables	$8,301
Inventories	632
Rental merchandise in service	8,535
Prepaid expenses and other current assets	762
Property, plant and equipment	31,497
Operating lease right-of-use assets, net	3,517
Goodwill and intangible assets	257,833
Accounts payable	(2,011)
Accrued liabilities	(5,767)
Operating lease liabilities, current	(1,510)
Operating lease liabilities, noncurrent	(2,657)
Total purchase price	$299,132

The following table identifies the Company’s allocation of purchase price to the intangible assets and goodwill acquired by category:

Year ended	Estimated Fair Value (in thousands)	Weighted-Average Life (in years)
Goodwill	$186,833	N/A
Customer contracts	65,700	15.0
Trade name	5,300	3.0
Total intangible assets and goodwill acquired	$257,833

The amount of amortization expense recognized of Clean customer contracts and trade name included in the consolidated statements of income from the acquisition date of March 13, 2023 to August 26, 2023 was $3.8 million and $0.9 million, respectively.

Unaudited pro forma information presents the combined financial results for the Company and Clean as if the acquisition of Clean had occurred on August 28, 2021. The unaudited pro forma revenue of the combined entity for fiscal 2023 and 2022 were $2.3 billion and $2.1 billion, respectively, reflecting the effects of the Clean acquisition. The effects of the Clean acquisition on unaudited pro forma net income of the combined entity were not material for fiscal 2023 and 2022.

Other Acquisitions

During fiscal 2023, the Company completed four other business acquisitions with an aggregate purchase price of approximately $7.1 million. Tangible assets acquired primarily relate to accounts receivable, inventory and property, plant and equipment. The results of operations of all acquisitions completed during fiscal 2023 have been included in the Company’s consolidated financial results since their respective acquisition dates. These acquisitions were not significant in relation to the Company’s consolidated financial results and, therefore, pro-forma financial information has not been presented.

The following table identifies the Company’s allocation of purchase price to the intangible assets and goodwill acquired by category:

Year ended	Estimated Fair Value (in thousands)	Weighted-Average Life (in years)
Goodwill	$3,944	N/A
Customer contracts	2,271	14.0
Other intangible assets	25	5.0
Total intangible assets and goodwill acquired	$6,240

3. Fair Value Measurements

U.S. GAAP establishes a framework for measuring fair value and establishes disclosure requirements about fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company considered non-performance risk when determining fair value of our derivative financial instruments.

The fair value hierarchy prescribed under U.S. GAAP contains three levels as follows:

Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 2 - Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

All financial assets or liabilities that are measured at fair value on a recurring basis (at least annually) have been segregated into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date. The assets or liabilities measured at fair value on a recurring basis are summarized in the tables below (in thousands):

	As of August 26, 2023
	Level 1	Level 2	Level 3	Fair Value
Assets:
Short-term investments	$—	$10,157	$—	$10,157
Pension plan assets	—	2,978	—	2,978
Non-qualified deferred compensation plan assets	—	2,024	—	2,024
Foreign currency forward contracts	—	216	—	216
Total assets at fair value	$—	$15,375	$—	$15,375
Liabilities:
Non-qualified deferred compensation plan liability	$—	$480	$—	$480
Total liabilities at fair value	$—	$480	$—	$480

	As of August 27, 2022
	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash equivalents	$197,121	$—	$—	$197,121
Pension plan assets	—	3,291	—	3,291
Non-qualified deferred compensation plan assets	—	1,263	—	1,263
Foreign currency forward contracts	—	83	—	83
Total assets at fair value	$197,121	$4,637	$—	$201,758
Liabilities:
Non-qualified deferred compensation plan liability	$—	$37	$—	$37
Total liabilities at fair value	$—	$37	$—	$37

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

The Company’s pension plan assets listed above represent guaranteed deposit accounts that are maintained and operated by a third-party investment manager. At the beginning of each calendar year, the third-party investment manager notifies the Company of the annual rates of interest which will be applied to the amounts held in the guaranteed deposit account during the next calendar year. In determining the interest rate to be applied, the third-party investment manager considers the investment performance of the underlying assets of the prior year; however, regardless of the investment performance the annual interest rate applied per the contract must be a minimum of 3.25%. As such, the Company’s pension plan assets are included within Level 2 of the fair value hierarchy. Refer to Note 7, “Employee Benefit Plans”, of these Consolidated Financial Statements for further discussion regarding the Company’s pension plan and Supplemental Executive Retirement Plan.

The Company’s foreign currency forward contracts represent contracts the Company has entered into to exchange Canadian dollars for U.S. dollars at fixed exchange rates in order to manage its exposure related to certain forecasted Canadian dollar denominated sales of one of its subsidiaries. These contracts are included in prepaid expenses and other current assets and other long-term assets as of August 26, 2023 and August 27, 2022. The fair value of the forward contracts is based on similar exchange traded derivatives and are, therefore, included within Level 2 of the fair value hierarchy.

4. Income Taxes

The provision for income taxes consists of the following (in thousands):

Year ended	2023	2022	2021
Current:
Federal	$7,269	$7,655	$35,267
Foreign	2,519	1,839	1,714
State	2,695	3,701	9,873
Total current	$12,483	$13,195	$46,854
Deferred:
Federal	$19,227	$13,883	$(1,421)
Foreign	568	180	848
State	2,885	3,663	(521)
Total deferred	$22,680	$17,726	$(1,094)
Total	$35,163	$30,921	$45,760

The following table reconciles the provision for income taxes using the statutory federal income tax rate to the actual provision for income taxes:

Year ended	2023	2022	2021
Income taxes at the statutory federal income tax rate	21.0%	21.0%	21.0%
State income taxes	3.8	4.7	4.2
Adjustments to tax reserve	0.8	(2.1)	(0.3)
Other	(0.3)	(0.6)	(1.7)
Effective income tax rate	25.3%	23.0%	23.2%

The increase in the effective tax rate for fiscal 2023 as compared to prior fiscal year was due primarily from the release of certain tax reserves in the prior year comparable period which did not recur in fiscal 2023.

The components of deferred income taxes included on the Consolidated Balance Sheets are as follows (in thousands):

	August 26, 2023	August 27, 2022
Deferred tax assets:
Payroll and benefit related	$15,284	$14,923
Insurance related	14,347	15,035
Environmental	7,542	8,212
Accrued expenses	7,847	8,170
Operating lease liabilities	16,162	11,471
Research and development	3,628	—
Other	11,916	9,841
Total deferred tax assets	$76,726	$67,652
Deferred tax liabilities:
Payroll and benefit related	$22,230	$20,588
Tax in excess of book depreciation	53,597	40,016
Purchased intangible assets	43,994	39,747
Rental merchandise in service	62,562	55,287
Operating lease right-of-use assets	15,600	11,111
Other	488	232
Total deferred tax liabilities	198,471	166,981
Net deferred tax liability	$121,745	$99,329

The Company regularly reviews deferred tax assets for recoverability based upon projected future taxable income and the expected timing of the reversals of existing temporary differences. Although realization is not assured, management believes it is more likely than not that the recorded deferred tax assets will be realized.

Foreign tax effect

As of August 26, 2023, unremitted foreign earnings, have been retained by the Company’s foreign subsidiaries for indefinite reinvestment. If the Company were to repatriate those earnings, in the form of dividends or otherwise, the Company could be subject to immaterial withholding taxes payable to the various foreign countries.

Uncertain tax positions

As of August 26, 2023 and August 27, 2022, there was $7.8 million and $6.4 million, respectively, of unrecognized tax benefits, of which $7.1 million and $5.7 million, respectively, would favorably impact the Company’s effective tax rate, if recognized. The Company recognized interest and penalties related to uncertain tax positions as a component of income tax expense which is consistent with the recognition of these items in prior reporting periods. As of August 26, 2023 and August 27, 2022, the Company had accrued a nominal amount in interest and penalties, in its long-term accrued liabilities. For fiscal 2023, 2022 and 2021, the Company recognized a nominal expense in its Consolidated Statements of Income related to interest and penalties.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at August 28, 2021	$9,321
Additions based on tax positions related to the current year	489
Additions for tax positions of prior years	107
Reduction for tax positions of prior years	(3,013)
Statute expirations	(487)
Balance at August 27, 2022	6,417
Additions based on tax positions related to the current year	1,042
Additions for tax positions of prior years	840
Reduction for tax positions of prior years	(219)
Statute expirations	(329)
Balance at August 26, 2023	$7,751

The Company has a significant portion of its operations in the U.S. and Canada. It is required to file federal income tax returns as well as state income tax returns in a majority of the U.S. states and also in a number of Canadian provinces. At times, the Company is subject to audits in these jurisdictions, which typically are complex and can require several years to resolve. The final resolution of any such tax audits could result in either a reduction in the Company’s accruals or an increase in its income tax provision, both of which could have a material impact on the consolidated results of operations in any given period.

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

On March 9, 2023, the Company exercised the accordion feature of the Credit Agreement pursuant to an amendment to the Credit Agreement. The exercise of the accordion feature increases the aggregate commitments under the Credit Agreement by $100.0 million, for a total aggregate commitment of up to $275.0 million. In addition, the amendment provides for the replacement of LIBOR with SOFR such that borrowings are based on, at the Company’s election, the SOFR rate or a base rate, plus in each case a spread based on the Company’s consolidated funded debt ratio. The amendment also refreshed the accordion feature, so that, provided there is no default or event of default under the Credit Agreement and the Company is in compliance with its financial covenants on a pro forma basis, the Company may request an increase in the aggregate commitments under the Credit Agreement (in the form of revolving or term tranches) of up to an additional $100.0 million, for a total aggregate commitment of up to $375.0 million. Availability of credit requires compliance with certain financial and other covenants, including a maximum consolidated funded debt ratio and minimum consolidated interest coverage ratio as defined in the Credit Agreement. The Company evaluates its compliance with these financial covenants on a fiscal quarterly basis. As of August 26, 2023, the interest rates applicable to the Company’s borrowings under the Credit Agreement would be calculated as SOFR plus 1.00% at the time of the respective borrowing.

During the third fiscal quarter of 2023, the Company borrowed $80.0 million under its Credit Agreement to finance the acquisition of Clean and fund its day-to-day operations. All amounts were repaid during the third quarter and the Company had no outstanding borrowings as of August 26, 2023. As of August 26, 2023, the Company had outstanding letters of credit amounting to $66.5 million, leaving $208.5 million available for borrowing under the Credit Agreement.

As of August 26, 2023, the Company was in compliance with all covenants under the Credit Agreement.

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

As of August 26, 2023, the Company had forward contracts with a notional value of approximately 5.4 million CAD outstanding and recorded the fair value of the contracts of $0.2 million in prepaid expenses and other current assets with a corresponding gain of $0.2 million in accumulated other comprehensive loss, which was recorded net of tax. For the fiscal 2023, the Company reclassified $0.1 million from accumulated other comprehensive loss to revenue, related to the derivative financial instruments. The gain on these forward contracts that results in a decrease to accumulated other comprehensive loss as of August 26, 2023 is expected to be reclassified to revenues prior to their maturity on August 29, 2026.

7. Employee Benefit Plans

Defined Contribution Retirement Savings Plan

The Company has a defined contribution retirement savings plan with a 401(k) feature for all eligible U.S. and Canadian employees not under collective bargaining agreements. The Company matches a portion of the employee’s contribution and may make an additional contribution at its discretion. Contributions charged to expense under the plan for fiscal 2023, 2022 and 2021 were $18.7 million, $18.2 million and $19.9 million, respectively.

Pension Plan and Supplemental Executive Retirement Plan

The Company accounts for its pension plan and Supplemental Executive Retirement Plan on an accrual basis over employees’ estimated service periods.

The Company maintains an unfunded Supplemental Executive Retirement Plan (“SERP”) for certain eligible employees of the Company. The benefits are based on the employee’s compensation upon retirement. The amount charged to expense related to this plan amounted to approximately $1.7 million, $1.5 million and $2.9 million for fiscal 2023, 2022 and 2021, respectively.

The Company maintains a non-contributory defined benefit pension plan (“UniFirst Plan”) covering employees at one of its locations. The benefits are based on years of service. The UniFirst Plan assets are invested in a Guaranteed Deposit Account (“GDA”) that is maintained and operated by a third-party investment manager. The amount charged to expense related to this plan amounted to approximately $0.1 million, $0.1 million and $0.2 million for fiscal 2023 fiscal 2022 and 2021, respectively.

The components of net periodic benefit cost for fiscal 2023, 2022 and 2021 were as follows (in thousands):

	UniFirst Plan			SERP
	2023	2022	2021	2023	2022	2021
Service cost	$73	$72	$71	$486	$919	$1,100
Interest cost	147	104	104	1,191	928	943
Expected return on assets	(101)	(118)	(131)	—	—	—
Amortization of prior service cost	21	21	55	—	—	—
Amortization of net loss	—	20	36	—	516	821
Other events	(12)	(10)	49	—	(855)	—
Net periodic benefit cost	$128	$89	$184	$1,677	$1,508	$2,864

The Company’s obligations and funded status as of August 26, 2023 and August 27, 2022 were as follows (in thousands):

	UniFirst Plan		SERP
	2023	2022	2023	2022
Change in benefit obligation:
Projected benefit obligation, beginning of year	$3,837	$5,035	$27,562	$36,644
Service cost	73	72	486	919
Interest cost	147	104	1,191	928
Actuarial gain	(220)	(861)	(2,811)	(8,871)
Benefits paid	(17)	(23)	(1,309)	(1,203)
Settlements/Curtailments	(271)	(490)	—	(855)
Projected benefit obligation, end of year	$3,549	$3,837	$25,119	$27,562

Change in plan assets:
Fair value of plan assets, beginning of year	$3,300	$3,796	$—	$—
Actual return on plan assets	(26)	17	—	—
Benefits paid	(17)	(23)	—	—
Settlements/Curtailments	(271)	(490)	—	—
Fair value of plan assets, end of year	$2,986	$3,300	$—	$—
Funded status (net amount recognized)	$(563)	$(537)	$(25,119)	$(27,562)

As of August 26, 2023 and August 27, 2022, the accumulated benefit obligations related to the UniFirst Plan were $3.5 million and $3.8 million, respectively. As of August 26, 2023 and August 27, 2022, the accumulated benefit obligations related to the SERP were $22.5 million and $24.6 million, respectively.

The amounts recorded on the Consolidated Balance Sheet as of August 26, 2023 and August 27, 2022 were as follows (in thousands):

	Pension Plans		SERP
	2023	2022	2023	2022
Deferred tax (liabilities) assets	$(16)	$184	$(904)	$(10)
Accrued liabilities	563	537	25,119	27,562
Accumulated other comprehensive income (loss)	46	40	2,628	(720)

As of August 26, 2023 and August 27, 2022, the amounts recognized in accumulated other comprehensive loss were as follows (in thousands):

	UniFirst Plan		SERP
	2023	2022	2023	2022
Net actuarial (loss) gain	$(94)	$(75)	$3,531	$(720)
Unrecognized prior service cost	156	115	—	—
Accumulated other comprehensive income (loss)	$62	$40	$3,531	$(720)

The weighted average assumptions used in calculating the Company’s projected benefit obligation as of August 26, 2023 and August 27, 2022, were as follows:

	UniFirst Plan		SERP
	2023	2022	2023	2022
Discount rate	5.1%	4.3%	5.2%	4.4%
Rate of compensation increase	N/A	N/A	5.0%	5.0%

The weighted average assumptions used in calculating the Company’s net periodic service cost for fiscal 2023, 2022 and 2021 were as follows:

	UniFirst Plan			SERP
	2023	2022	2021	2023	2022	2021
Discount rate	4.3%	2.3%	2.0%	4.4%	2.6%	2.5%
Expected return on plan assets	3.5%	3.5%	3.5%	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	5.0%	5.0%	5.0%

The benefit payments, which reflect expected future service, that are expected to be paid for the five fiscal years subsequent to August 26, 2023 and five years thereafter are as follows (in thousands):

	UniFirst Plan	SERP
2024	$767	$1,509
2025	317	1,567
2026	312	1,695
2027	135	1,752
2028	236	1,676
2029-2033	1,191	8,396

Nonqualified Deferred Compensation Plan

The Company adopted the NQDC Plan effective on February 1, 2022. The NQDC Plan is an unfunded, nonqualified deferred compensation plan that allows eligible participants to voluntarily defer receipt of their salary and annual cash bonuses up to approved limits. In its discretion, the Company may credit one or more additional contributions to participant accounts. NQDC Plan participants who are not accruing benefits under the Supplemental Executive Retirement Plan are eligible to have discretionary annual employer contributions credited to their NQDC Plan accounts. All participants are also eligible to have employer supplemental contributions and employer discretionary contributions credited to their NQDC Plan accounts. The amounts of such contributions, if any, may differ from year to year and from participant to participant. The amounts for employee or employer contributions charged to expense related to the NQDC Plan for fiscal 2023 and fiscal 2022 were $0.3 million and nominal, respectively. The Company, at its discretion, may also elect to transfer funds to a trust account with the intention to fund the future liability. Total NQDC Plan assets were $2.0 million and $1.3 million as of August 26, 2023 and August 27, 2022, respectively, and are included within other long-term assets in the accompanying Consolidated Balance Sheet. Total NQDC Plan liabilities were nominal as of each August 26, 2023 and August 27, 2022 and are included within current accrued liabilities in the accompanying Consolidated Balance Sheet.

8. Goodwill and Other Intangible Assets

When the Company acquires a business, the amount assigned to the tangible assets and liabilities and intangible assets acquired is based on their respective fair values determined as of the acquisition date. The excess of the purchase price over the tangible assets and liabilities and intangible assets is recorded as goodwill. The Company does not amortize goodwill, but it is reviewed annually or more frequently if certain indicators arise, for impairment. There were no impairment losses related to goodwill or intangible assets during fiscal 2023, 2022 and 2021.

The changes in the carrying amount of goodwill are as follows (in thousands):

Balance as of August 28, 2021	$429,538
Goodwill recorded during the period	27,964
Other	(243)
Balance as of August 27, 2022	$457,259
Goodwill recorded during the period	190,777
Other	(136)
Balance as of August 26, 2023	$647,900

As of August 26, 2023, the Company has allocated $636.4 million, $10.9 million and $0.6 million of goodwill to its U.S. and Canadian Rental and Cleaning, Specialty Garments and First Aid segments, respectively.

Intangible assets, net in the Company’s accompanying Consolidated Balance Sheets are as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
August 26, 2023
Customer contracts	$315,448	$211,996	$103,452
Software	80,538	45,117	35,421
Other intangible assets	43,598	36,853	6,745
	$439,584	$293,966	$145,618
August 27, 2022
Customer contracts	$247,721	$198,668	$49,053
Software	75,528	41,637	33,891
Other intangible assets	37,520	35,491	2,029
	$360,769	$275,796	$84,973

Estimated amortization expense for the five fiscal years subsequent to August 26, 2023 and thereafter, based on intangible assets, net as of August 26, 2023 is as follows (in thousands):

2024	$26,507
2025	24,578
2026	21,731
2027	15,106
2028	13,561
Thereafter	44,135
Total estimated amortization expense	$145,618

9. Accrued Liabilities

Accrued liabilities in the accompanying Consolidated Balance Sheet consists of the following (in thousands):

	August 26, 2023	August 27, 2022
Current liabilities:
Payroll and benefit related	$41,015	$48,415
Bonuses	19,893	15,476
Insurance related	34,343	32,410
Environmental related	13,835	12,254
Other	47,322	38,253
Total current liabilities	$156,408	$146,808

Long-term liabilities:
Benefit related	24,174	$26,779
Environmental related	16,194	19,937
Asset retirement obligations	16,471	15,274
Insurance related	64,843	61,989
Total long-term liabilities	$121,682	$123,979
Total accrued liabilities	$278,090	$270,787

10. Asset Retirement Obligations

Asset retirement obligations generally result from legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset. Accordingly, the Company recognizes asset retirement obligations in the period in which they are incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Company continues to depreciate, on a straight-line basis, the amount added to property, plant and equipment and recognizes accretion expense in connection with the discounted liability over the various remaining lives which range from approximately one to twenty-one years.

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

A reconciliation of the Company’s asset retirement is as follows for fiscal 2023 and 2022:

(In thousands)	August 26, 2023	August 27, 2022
Beginning balance	$15,274	$14,887
Accretion expense	923	970
Effect of exchange rate changes	274	(583)
Ending balance	$16,471	$15,274

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

The following table presents the operating lease cost and information related to the operating lease right-of-use assets, net and operating lease liabilities for fiscal 2023, 2022 and 2021:

(In thousands, except lease term and discount rate)	2023	2022	2021
Lease cost:
Operating lease costs including short-term lease expense and variable lease costs, which were immaterial in the period	$22,303	$20,284	$19,329

Operating cash flow impacts:
Cash paid for amounts included in the measurement of operating lease liabilities	$16,710	$15,123	$13,629
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	$23,076	$21,391	$13,592
Operating lease right-of-use assets acquired in business combination	$4,167	$—	$—
Weighted-average remaining lease term - operating leases	4.48	4.66	4.09
Weighted-average discount rate - operating leases	3.55%	2.24%	2.28%

Total rent expense on all leases was $18.4 million, $16.7 million and $16.2 million for fiscal 2023, 2022 and 2021, respectively.

The contractual future minimum lease payments of the Company's operating lease liabilities by fiscal year as of August 26, 2023 are as follows (in thousands):

2024	$19,629
2025	16,078
2026	12,956
2027	9,747
2028	6,416
Thereafter	6,618
Total payments	71,444
Less interest	6,685
Total present value of lease payments	$64,759

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

There is usually a range of reasonable estimates of the costs associated with each site. In accordance with U.S. GAAP, the Company’s accruals reflect the amount within the range that it believes is the best estimate or the low end of a range of estimates if no point within the range is a better estimate. Where it believes that both the amount of a particular liability and the timing of the payments are reliably determinable, the Company adjusts the cost in current dollars using a rate of 3% for inflation until the time of expected payment and discounts the cost to present value using current risk-free interest rates. As of August 26, 2023, the risk-free interest rates utilized by the Company ranged from 4.3% to 4.7%.

For environmental liabilities that have been discounted, the Company includes interest accretion, based on the effective interest method, in selling and administrative expenses on the accompanying Consolidated Statements of Income. The changes to the Company’s environmental liabilities for fiscal 2023 and 2022 were as follows (in thousands):

Year ended	August 26, 2023	August 27, 2022
Beginning balance	$32,191	$32,859
Costs incurred for which reserves have been provided	(1,936)	(2,188)
Insurance proceeds	147	135
Interest accretion	1,036	596
Changes in discount rates	(2,446)	(3,235)
Revisions in estimates	1,037	4,024
Ending balance	$30,029	$32,191

Anticipated payments and insurance proceeds of currently identified environmental remediation liabilities as of August 26, 2023, for the next five fiscal years and thereafter, as measured in current dollars, are reflected below (in thousands):

Fiscal year ended August	2024	2025	2026	2027	2028	Thereafter	Total
Estimated costs—current dollars	$14,049	$2,651	$1,442	$1,270	$972	$14,617	$35,001
Estimated insurance proceeds	(180)	(195)	(159)	(173)	(9)	(230)	(946)
Net anticipated costs	$13,869	$2,456	$1,283	$1,097	$963	$14,387	$34,055
Effect of inflation							9,227
Effect of discounting							(13,253)
Balance as of August 26, 2023							$30,029

Estimated insurance proceeds are primarily received from an annuity received as part of a legal settlement with an insurance company. Annual proceeds of approximately $0.3 million are deposited into an escrow account which funds remediation and monitoring costs for two sites related to former operations. Annual proceeds received but not expended in the current year accumulate in this account and may be used in future years for costs related to this site through the year 2027. As of August 26, 2023, the balance in this escrow account, which is held in a trust and is not recorded in the Company’s accompanying Consolidated Balance Sheet, was approximately $5.2 million. Also included in estimated insurance proceeds are amounts the Company is entitled to receive pursuant to legal settlements as reimbursements from three insurance companies for estimated costs at one of its sites.

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

In addition, in the fourth quarter of fiscal 2022, the Mexican federal tax authority issued a tax assessment on the Company’s subsidiary in Mexico for fiscal 2016 import taxes, value added taxes and custom processing fees of over $17.0 million, plus surcharges, fines and penalties of $67.7 million for a total assessment of $84.7 million, which accrues interest and other charges. The Company disagrees with such tax assessment and is challenging the validity of the tax assessment through an appeal process. While the Company is unable to ascertain the ultimate outcome of this matter, based on the information currently available, the Company believes that a loss with respect to this matter is neither probable nor remote. Given the uncertainty associated with the ultimate resolution of this matter, the Company is unable to reasonably assess an estimate or range of estimates of any potential losses.

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

Other Contingent Liabilities

As security for certain agreements with the NRC and various state agencies related to the nuclear operations (see above) and certain insurance programs, the Company had standby irrevocable bank commercial letters of credit of $66.5 million and $60.8 million outstanding as of August 26, 2023 and August 27, 2022, respectively.

Non-cancellable purchase commitments for inventories, software, and services amounted to $74.8 million as of August 26, 2023, of which $45.9 million will be paid in less than 1 year, $16.0 million will be paid in 1 to 3 years, and the remaining will be paid in 3 to 5 years.

12. Share-based Compensation

The Company adopted a stock incentive plan (the “2010 Plan”) in October 2010 and reserved 600,000 shares of Common Stock for issuance under the 2010 Plan. The 2010 Plan replaced the Company’s 1996 stock incentive plan. The 2010 Plan permits the award of incentive and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock and performance shares (collectively referred to as “Share-Based Awards”) as well as dividend equivalent rights and cash-based awards. On October 27, 2014, the Board of Directors, subject to the approval of the Company’s shareholders, which was received at the 2015 annual meeting of shareholders, adopted an amendment to the 2010 Plan to, among other matters, reserve for issuance an additional 750,000 shares and extend to 2025 the time period awards may be granted under the 2010 Plan. As of August 26, 2023, the number of remaining shares available for future grants under the 2010 Plan was 98,769. Share-based compensation expense, which includes expense related to Share-Based Awards, has been recorded in the accompanying Consolidated Statements of Income in selling and administrative expenses.

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

In fiscal 2023, a total of 1,575 shares of fully vested unrestricted stock were granted to certain non-employee Directors of the Company. In fiscal 2022, a total of 1,025 shares of fully vested unrestricted stock were granted to certain non-employee Directors of the Company. No such shares were granted during fiscal 2021. Accordingly, compensation expense related to the unrestricted stock granted in each of fiscal 2023 and 2022 were recognized on the date of grant.

In fiscal 2023, the Company granted a total of 6,864 stock appreciation rights under the 2010 Plan to the Company’s non-employee Directors. In fiscal 2022, the Company granted a total of 9,750 stock appreciation rights under the 2010 Plan to the

Company’s non-employee Directors. In fiscal 2021, the Company granted a total of 5,000 stock appreciation rights under the 2010 Plan to the Company’s non-employee Directors. Such stock appreciation rights were fully vested upon grant, expire on the earlier of the eighth anniversary of the grant date or the second anniversary of the date that the Director ceases to be a member of the Board of Directors and must be settled in stock at the time of exercise. Accordingly, compensation expense related to the stock appreciation rights was recognized on the date of grant.

As of August 26, 2023, the total compensation cost not yet recognized related to non-vested Share-Based Awards was approximately $15.5 million. The weighted average period over which compensation cost for Share-Based Awards will be recognized is 1.36 years.

All stock appreciation rights issued to employees were granted with an exercise price equal to the fair value of the Company’s Common Stock on the date of grant. Stock appreciation rights generally vest 20% on each anniversary of the grant date over a five-year period and expire ten years after the grant date. Share-Based Awards granted to the Company’s non-employee Directors were fully vested as of the date of grant. Non-employee Director Share-Based Award grants in the form of stock appreciation rights expire on the earlier of the eighth anniversary of the grant date or the second anniversary of the date that the Director ceases to be a member of the Board of Directors.

Time-based restricted stock units granted to employees vest 20% on each anniversary of the grant date over a five-year period. Generally, performance-based restricted stock units granted to employees are earned based on whether and the extent to which the Company achieves certain profitability targets.

The fair value of each stock appreciation right is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used:

Fiscal year	2023	2022	2021
Risk-free interest rate	3.97%	1.27%	0.47%
Expected dividend yield	0.62%	0.60%	0.58%
Expected life (in years)	5.43	5.17	5.70
Expected volatility	29.3%	28.4%	27.5%

The weighted average fair values of Share-Based Awards granted in the form of stock appreciation rights during fiscal years 2023, 2022 and 2021 were $60.38, $51.25 and $42.63, respectively.

The following table summarizes the Share-Based Awards activity in the form of stock options and stock appreciation rights for fiscal 2023:

	Number of Shares	Weighted Average Exercise Price
Outstanding, August 27, 2022	368,348	$151.93
Granted	30,679	186.28
Expired	(770)	175.86
Exercised	(49,471)	126.69
Forfeited	(1,169)	159.83
Outstanding, August 26, 2023	347,617	$158.47

Exercisable, August 26, 2023	258,173	$150.86

The following table summarizes the Share-Based Awards activity in the form of restricted stock units for fiscal 2023:

	Number of Shares	Weighted Average Grant Price
Unvested balance at August 27, 2022	91,700	$187.43
Granted	51,822	180.25
Vested	(28,247)	185.49
Forfeited	(6,520)	185.93
Unvested balance at August 26, 2023	108,755	$184.60

13. Shareholders’ Equity

The Company has two classes of common stock: Common Stock and Class B Common Stock. Each share of Common Stock is entitled to one vote, is freely transferable, and is entitled to a cash dividend equal to 125% of any cash dividend paid on each share of Class B Common Stock. Each share of Class B Common Stock is entitled to ten votes and can be converted to Common Stock on a share-for-share basis. However, until converted to Common Stock, shares of Class B Common Stock are not freely transferable. During fiscal 2022, 17,000 shares of Class B Common Stock were converted to Common Stock. No such conversions occurred during each of fiscal 2023 and 2021.

On October 25, 2022, the Company raised its quarterly dividend to $0.31 per share for Common Stock and to $0.248 per share for Class B Common Stock, up from $0.30 and $0.24 per share, respectively.

On October 24, 2023, the Company announced that it would be raising its quarterly dividend to $0.33 per share of Common Stock and to $0.264 per share of Class B Common Stock, up from $0.31 and $0.248 per share, respectively. The amount and timing of any dividend payment is subject to the approval of the Board of Directors each quarter.

On October 24, 2023, the Company’s Board of Directors authorized a new share repurchase program to repurchase from time to time up to $100.0 million of its outstanding shares of Common Stock, inclusive of the amount which remained available under the existing share repurchase program approved on October 18, 2021. Repurchases made under the new program, if any, will be made in either the open market or in privately negotiated transactions. The timing, manner, price and amount of any repurchases will depend on a variety of factors, including economic and market conditions, the Company stock price, corporate liquidity requirements and priorities, applicable legal requirements and other factors. The share repurchase program has been funded to date with the Company’s available cash and will be funded in the future using the Company’s available cash or capacity under its Credit Agreement and may be suspended or discontinued at any time.

During fiscal 2023, the Company did not repurchase any shares. During fiscal 2022, the Company repurchased 213,419 shares for an average price per share of $179.98. During fiscal 2021, the Company repurchased 60,950 shares for an average price per share of $184.13. As of August 26, 2023, there was $63.6 million remaining to repurchase outstanding shares of Common Stock under the existing program.

On July 15, 2022, the Company repurchased 35,714 shares of Class B Common Stock for $6.0 million from a related party at a per share price of $168.00.

14. Accumulated Other Comprehensive Loss

The changes in each component of accumulated other comprehensive loss for fiscal 2023 and 2022 are as follows (in thousands):

	Foreign Currency Translation	Pension- related (1)	Derivative Financial Instruments (1)	Total Accumulated Other Comprehensive Loss
Balance as of August 28, 2021	$(17,801)	$(7,066)	$31	$(24,836)
Change during the year	(7,002)	7,518	30	546
Balance as of August 27, 2022	(24,803)	452	61	(24,290)
Change during the year	(1,701)	2,130	100	529
Balance as of August 26, 2023	$(26,504)	$2,582	$161	$(23,761)

(1)
Amounts are shown net of tax.

Amounts reclassified from accumulated other comprehensive loss, net of tax, for fiscal 2023 and 2022 were as follows (in thousands):

Year ended	August 26, 2023	August 27, 2022
Pension benefit liabilities, net:
Actuarial loss (gain) (a)	$(16)	$(414)
Total, net of tax	(16)	(414)
Derivative financial instruments, net:
Forward contracts loss (gain) (b)	93	68
Total, net of tax	93	68
Total amounts reclassified, net of tax	$77	$(346)

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

The U.S. and Canadian Rental and Cleaning reporting segment purchases, rents, cleans, delivers and sells, uniforms and protective clothing and non-garment items in the U.S. and Canada. The laundry locations of the U.S. and Canadian Rental and Cleaning reporting segment are referred to by the Company as “industrial laundries” or “industrial laundry locations.”

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

The Company refers to the U.S. and Canadian Rental and Cleaning, MFG, and Corporate reporting segments combined as its “Core Laundry Operations,” which is included as a subtotal in the following tables (in thousands):

As of and for the year ended August 26, 2023	US and Canadian Rental and Cleaning	MFG	Net Interco MFG Elim	Corporate	Subtotal Core Laundry Operations	Specialty Garments	First Aid	Total
Revenues	$1,907,765	$297,752	$(297,752)	$53,424	$1,961,189	$177,034	$94,824	$2,233,047
Income (loss) from operations	$293,171	$88,292	$(16,717)	$(266,080)	$98,666	$37,488	$(2,551)	$133,603
Interest (income) expense, net	$(3,105)	$—	$—	$(3,633)	$(6,738)	$—	$—	$(6,738)
Income (loss) before taxes	$296,214	$87,935	$(16,717)	$(264,459)	$102,973	$38,420	$(2,556)	$138,837
Depreciation and amortization	$86,887	$2,135	$—	$25,255	$114,277	$4,020	$2,936	$121,233
Capital expenditures	$159,058	$78	$—	$—	$159,136	$8,818	$4,037	$171,991
Total assets	$2,347,895	$34,655	$—	$—	$2,382,550	$127,057	$60,368	$2,569,975

As of and for the year ended August 27, 2022	US and Canadian Rental and Cleaning	MFG	Net Interco MFG Elim	Corporate	Subtotal Core Laundry Operations	Specialty Garments	First Aid	Total
Revenues	$1,733,088	$281,112	$(281,112)	$37,414	$1,770,502	$152,885	$77,435	$2,000,822
Income (loss) from operations	$289,018	$64,884	$236	$(243,428)	$110,710	$23,658	$(17)	$134,351
Interest (income) expense, net	$(2,998)	$—	$—	$147	$(2,851)	$—	$—	$(2,851)
Income (loss) before taxes	$291,960	$64,553	$236	$(244,800)	$111,949	$22,396	$(20)	$134,325
Depreciation and amortization	$75,876	$2,251	$—	$24,075	$102,202	$4,097	$2,478	$108,777
Capital expenditures	$135,725	$255	$—	$—	$135,980	$7,122	$1,217	$144,319
Total assets	$2,206,608	$35,748	$—	$—	$2,242,356	$135,406	$50,210	$2,427,972

As of and for the year ended August 28, 2021	US and Canadian Rental and Cleaning	MFG	Net Interco MFG Elim	Corporate	Subtotal Core Laundry Operations	Specialty Garments	First Aid	Total
Revenues	$1,580,850	$264,021	$(264,021)	$34,710	$1,615,560	$145,454	$65,202	$1,826,216
Income (loss) from operations	$290,774	$73,579	$(283)	$(192,353)	$171,717	$24,801	$(693)	$195,825
Interest (income) expense, net	$(2,760)	$—	$—	$192	$(2,568)	$—	$—	$(2,568)
Income (loss) before taxes	$293,357	$73,260	$(283)	$(194,970)	$171,364	$26,198	$(691)	$196,871
Depreciation and amortization	$73,611	$2,530	$—	$23,190	$99,331	$4,510	$2,114	$105,955
Capital expenditures	$129,327	$456	$—	$—	$129,783	$3,407	$449	$133,639
Total assets	$2,179,243	$37,605	$—	$—	$2,216,848	$119,305	$44,912	$2,381,065

The Company’s long-lived assets as of August 26, 2023 and August 27, 2022 and revenues and income before income taxes for fiscal 2023, 2022 and 2021 were attributed to the following countries (in thousands):

Long-lived assets as of:	August 26, 2023	August 27, 2022
U.S.	$1,660,753	$1,309,119
Europe, Canada, Mexico and Nicaragua (1)	69,104	54,961
Total	$1,729,857	$1,364,080

Revenues for fiscal years:	2023	2022	2021
U.S.	$2,054,601	$1,831,089	$1,672,530
Europe and Canada (1)	178,446	169,733	153,686
Total	$2,233,047	$2,000,822	$1,826,216

Income before income taxes for fiscal years:	2023	2022	2021
U.S.	$129,997	$128,567	$187,442
Europe, Canada, Mexico and Nicaragua (1)	8,840	5,758	9,429
Total	$138,837	$134,325	$196,871

(1)
No country other than the U.S. accounts for greater than 10% of total long-lived assets, revenues or income before income taxes.

16. Related Party

During fiscal 2023, the Company recorded $0.2 million and $3.2 million of revenue and expense, respectively, with a company for which one member of the Company's Board of Directors is an executive officer.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of UniFirst Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of UniFirst Corporation and subsidiaries (the “Company”) as of August 26, 2023 and August 27, 2022, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended August 26, 2023, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at August 26, 2023 and August 27, 2022, and the results of its operations and its cash flows for each of the three years in the period ended August 26, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of August 26, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated October 25, 2023 expressed an adverse opinion thereon.

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

Self-Insurance Accruals
Description of the Matter

As of August 26, 2023, the Company had recognized current and long-term insurance related liabilities of $34.3 million and $64.8 million, respectively. As discussed in Note 1 to the Company’s consolidated financial statements, the Company is self-insured for certain obligations related to health, workers’ compensation, vehicles and general liability programs and judgments and estimates are used by the Company in determining the potential value associated with reported claims and for events that have occurred but have not been reported.

Auditing management’s estimate of the portion of the insurance related liabilities related to workers’ compensation, vehicles and general liability is highly judgmental and complex due to the significant uncertainty in the potential value of reported claims and the number and potential value of incurred but not reported claims and the application of significant management judgment in making those estimates. The reserve estimate is sensitive to assumptions used to estimate the ultimate liability for reported claims and to estimate the value of claims that have been incurred but have not been reported.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s self-insurance accrual process. This includes controls over the assumptions and methods used to establish the estimate. Specifically, we tested controls related to management’s review of claims data, significant inputs to the accrual calculation, and the related reconciliations.

To test the self-insurance accrual, our procedures included, among others, testing of the significant inputs used in management’s analysis, performing transactional testing over the completeness and accuracy of claims data and vouching payments made to third parties. Furthermore, we involved our actuarial specialists to assist in evaluating the key assumptions and methodologies used by management to determine the reserve. We then compared the Company’s reserve amount to a range which our actuarial specialist developed based on independently selected assumptions.

Environmental Contingencies
Description of the Matter

As discussed in Note 11 to the Company’s consolidated financial statements, the Company is subject to various federal, state, and local laws and regulations governing the treatment and disposal of hazardous waste and other substances. As of August 26, 2023, the Company had recorded current and long-term liabilities of $13.8 million and $16.2 million, respectively, representing its best estimate of losses related to these environmental matters.

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

To test the assessment of the probability of incurrence of a loss assumption and whether the loss was reasonably estimable, our procedures included, among others, inspecting correspondence to and from regulatory agencies, obtaining legal counsel confirmation letters, meeting with the Company’s legal counsel and other members of management to discuss environmental matters, inspecting environmental studies, reading the minutes of the meetings of the Company’s Board of Directors and committees of the Company’s Board of Directors, and obtaining a representation letter from the Company. Additionally, we involved our environmental specialists to perform a search for unrecorded environmental liabilities related to the Company’s sites to look for new or contrary evidence. To test the measurement of the environmental liabilities, we performed detailed testing over costs incurred, and based on these historical trends and input from management, we evaluated the reasonableness of estimated costs to be incurred. We tested the allocation of costs among potentially responsible parties by analyzing allocation settlement agreements and tested other assumptions impacting the estimate such as inflation and discount rates by agreeing to third party sources. We also evaluated the accuracy of any changes in measurement of the liability through comparison with historical data.

Evaluation of acquisition-date fair value of the customer contracts intangible asset
Description of the Matter

As discussed in Note 2 to the Company’s consolidated financial statements, on March 13, 2023, the Company acquired Clean Uniform (“Clean”) in a business combination for total cash consideration of $299.1 million. As an element of the transaction, the Company acquired a customer contracts intangible asset with an acquisition-date fair value of $65.7 million.

Auditing the Company’s accounting for the acquisition of Clean was complex and judgmental due to the significant estimation uncertainty in determining the fair value of the identified customer contracts intangible asset. The significant estimation uncertainty was primarily due to the sensitivity of the respective fair value estimates to underlying assumptions about the future performance of the acquired business. The significant assumptions used to estimate the fair value of the identified customer contracts intangible asset included revenue growth rates, discount rates, and projected gross and EBITDA margins. These significant assumptions are forward-looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the recognition and measurement of assets acquired. Specifically, we tested controls over management’s review of the valuation of the customer contracts intangible asset, including the review of the valuation model and the significant assumptions described above that were used in the valuation.

To test the estimated fair value of the acquired customer contracts intangible asset, our audit procedures included, among others, evaluating the methodologies used, evaluating the significant assumptions used in the valuation model and testing the completeness and accuracy of the underlying data. We involved our valuation specialists to assist in testing certain significant assumptions and methodologies used to value the acquired customer contracts intangible asset. For example, we compared the significant assumptions to current industry, market and economic trends as well as guideline companies within the same industry. In addition, we performed a sensitivity analysis on the significant assumptions to evaluate the change in the fair value of the customer contracts intangible asset that would result from the changes in assumptions.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002.

Boston, Massachusetts

October 25, 2023

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

Changes in Internal Control over Financial Reporting

Except for the material weakness identified by management and described below, there were no changes in our internal control over financial reporting during the quarter ended August 26, 2023 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

We have retained Ernst & Young LLP, an independent registered public accounting firm, to audit our Consolidated Financial Statements found in this Annual Report on Form 10-K for the year ended August 26, 2023. We have made available to Ernst & Young LLP all of our financial records and related data in connection with their audit of our Consolidated Financial Statements.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has assessed the effectiveness of our internal control over financial reporting as of August 26, 2023. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control—Integrated Framework (2013 Framework). Management concluded that based on its assessment, our internal control over financial reporting was not effective as of August 26, 2023. The audited consolidated financial statements of the Company include the results of Clean Uniform, which we acquired in March 2023. As permitted by the U.S. Securities and Exchange Commission, we excluded this acquisition from our assessment of the effectiveness of internal control over financial reporting as of August 26, 2023 since it was not practical for management to conduct an assessment of internal control over financial reporting for Clean Uniform between the acquisition date and the date of management’s assessment. Excluded from our assessment of the effectiveness of internal control over financial reporting as of August 26, 2023 were approximately 2% of total assets and approximately 2% of revenues, attributed to Clean Uniform, for the fiscal year ended August 26, 2023.

Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As disclosed in Part II, Item 9A of our Annual Report on Form 10-K for fiscal 2022, we previously identified a material weakness related to our revenue and accounts receivable process caused principally by ineffective information technology general controls (“ITGCs”) in the area of user access over the CRM system that we are in the process of deploying. This issue was attributable to numerous role security defects that we experienced in the application and uncertainty that additional role security defects would not arise. While we worked during fiscal 2023 to remediate the previously identified material weakness, we were unable to fully remediate the material weakness prior to the end of fiscal 2023. The material weakness as of the end of fiscal 2023 includes deficiencies in our manage change and manage access processes that were not designed and operating effectively as of date of our assessment. These deficiencies relate to our CRM system that we are in the process of deploying and affect revenue and receivables as well as a group of legacy applications which affect revenue and receivables, supply inventory and merchandise in service. Our business process controls within the revenue and accounts receivable process and inventory and merchandise in service process, both automated and manual, that are dependent on the completeness and accuracy of the information derived from the affected IT system were also deemed ineffective because they could have been adversely impacted.

Our independent registered accounting firm, Ernst & Young LLP has issued an adverse audit report on the effectiveness of our internal control over financial reporting as of August 26, 2023, which is included in Item 8 of this Annual Report on Form 10-K.

Following identification of the material weakness and prior to filing this Annual Report on Form 10-K, we completed substantive procedures for the year ended August 26, 2023 over our revenue, accounts receivable, supply inventory and merchandise in service. Based on these procedures, management believes that our Consolidated Financial Statements included in this Annual Report on Form 10-K have been prepared in accordance with U.S. GAAP. Our Chief Executive Officer and Chief Financial Officer have certified in certifications furnished with this Annual Report on Form 10-K that, to the best of their knowledge, the information contained in this Annual Report on Form 10-K fairly present, in all material respects, the financial condition and results of operations of the Company as of, and for, the periods presented in this Annual Report on Form 10-K. Ernst & Young LLP has issued an unqualified opinion on our financial statements, which is included in Item 8 of this Annual Report on Form 10-K.

Remediation

Our management is committed to maintaining a strong internal control environment. In response to the material weakness above, management is continuing to take actions to remediate the material weakness in internal control over financial reporting.

The intended remediation actions include: (i) creating and filling an IT Compliance Oversight function, (ii) remediating the known issues that were identified in the areas of manage change and manage access, (iii) performing a more comprehensive review of current user access and our ITGCs, including the applicable monitoring controls, (iv) developing enhanced procedures and controls related to changes in IT systems, (v) developing and implementing additional training and awareness programs addressing ITGCs and policies, including educating control owners concerning the principles and requirements of each control, with a focus on user access, and (vi) increasing the extent of oversight and verification included in the operation of user access controls and processes.

We believe that these actions, when fully implemented, will remediate the material weakness, however, as we continue to evaluate and improve the applicable controls, management may determine that additional remediation measures are required. The material weakness will not be considered remediated until applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Management is committed to successfully remediating the material weakness as promptly as possible.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of UniFirst Corporation

Opinion on Internal Control over Financial Reporting

We have audited UniFirst Corporation and subsidiaries’ internal control over financial reporting as of August 26, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, UniFirst Corporation (and subsidiaries) (the Company) has not maintained effective internal control over financial reporting as of August 26, 2023, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Clean Uniform, which is included in the fiscal 2023 consolidated financial statements of the Company and constituted 2% of total assets as of August 26, 2023 and 2% of revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Clean Uniform.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified a material weakness in controls related to the Company’s revenue, accounts receivable, and inventory processes. The material weakness is the result of the aggregate effect of: (i) ineffective information technology (IT) controls over user access and change management related to the IT systems that support the revenue, accounts receivable, and inventory processes and (ii) design and operating deficiencies for certain transaction level controls within the revenue and accounts receivable process. As a result of the ineffective IT controls, process level automated controls and manual controls that are dependent on the completeness and accuracy of information derived from the affected IT systems could have been adversely impacted.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of UniFirst Corporation as of August 26, 2023 and August 27, 2022, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended August 26, 2023, and the related notes and the financial statement schedule listed in the Index at Item 15(a) of the Company. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the fiscal 2023 consolidated financial statements, and this report does not affect our report dated October 25, 2023, which expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Boston, Massachusetts

October 25, 2023

ITEM 9B. OTHER INFORMATION

On August 8, 2023, David A. DiFillippo, Executive Vice President, Operations of the Company, in his capacity as trustee of a family trust, adopted a trading arrangement for the sale of the Company’s Common Stock (the “Rule 10b5-1 Trading Plan”) held by such trust that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c). The Rule 10b5-1 Trading Plan, which has a term expiring on November 30, 2023, provides for the sale of up to 6,280 shares of Common Stock pursuant to the terms of the plan.

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

Information regarding our directors and executive officers required by this Item 10 will be included in our definitive Proxy Statement to be filed with the SEC for our 2024 Annual Meeting of Shareholders and is incorporated by reference into this Item 10. Certain information required by this Item 10 is set forth in Item 1 of this Annual Report on Form 10-K under the heading “Executive Officers”.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this Item 11 will be included in our definitive Proxy Statement to be filed with the SEC for our 2024 Annual Meeting of Shareholders and is incorporated by reference into this Item 11.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table sets forth information concerning our equity compensation plans as of August 26, 2023:

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities referenced in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	456,372	$150.86	98,769
Equity compensation plans not approved by security holders	—	N/A	—
Total	456,372		98,769

(1)
Includes shares of Common Stock issuable upon vesting of restricted stock units.
(2)
Restricted stock units are not included in the weighted-average exercise price calculation because there is no exercise price associated with restricted stock units.

Information required by this Item 12 will be included in our definitive Proxy Statement to be filed with the SEC for our 2024 Annual Meeting of Shareholders and is incorporated by reference into this Item 12.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item 13 will be included in our definitive Proxy Statement to be filed with the SEC for our 2024 Annual Meeting of Shareholders and is incorporated by reference into this Item 13.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item 14 will be included in our definitive Proxy Statement to be filed with the SEC for our 2024 Annual Meeting of Shareholders and is incorporated by reference into this Item 14. Our independent public accounting firm is Ernst & Young LLP, New York, NY, PCAOB Auditor ID (PCAOB ID: 42).

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The financial statements listed below are filed as part of this report:

(1) and (2) FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES.

The items listed below are included under Item 8 of this Annual Report on Form 10-K:

Consolidated Statements of Income for each of the three years in the period ended August 26, 2023

Consolidated Statements of Comprehensive Income for each of the three years in the period ended August 26, 2023

Consolidated Balance Sheets as of August 26, 2023 and August 27, 2022

Consolidated Statements of Shareholders’ Equity for each of the three years in the period ended August 26, 2023

Consolidated Statements of Cash Flows for each of the three years in the period ended August 26, 2023

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

The items listed below are included under Item 9A of this Annual Report on Form 10-K:

Management’s Report on Internal Control Over Financial Reporting

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The following additional schedule is filed herewith:

Schedule II—Valuation and qualifying accounts and reserves for each of the three years in the period ended August 26, 2023

UniFirst Corporation and Subsidiaries

Schedule II—Valuation and qualifying accounts and reserves

(In thousands)	Balance at Beginning of Year	Charged to Costs and Expenses	Charges for Which Reserves Were Created or Deductions	Balance at End of Year
Reserves for Accounts Receivable
August 26, 2023	$15,605	$9,826	$(8,246)	$17,185
August 27, 2022	$11,122	$9,326	$(4,843)	$15,605
August 28, 2021	$12,125	$1,572	$(2,575)	$11,122

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

Second Amended and Restated Credit Agreement, by and among UniFirst Corporation and certain of its subsidiaries, as Borrowers, Bank of America, N.A., as Administrative Agent, Swing Line Lender and an L/C Issuer, the other lenders party thereto, BofA Securities, Inc., as Sole Lead Arranger and Sole Book Manager, Santander Bank, N.A., as Syndication Agent and Wells Fargo Bank, National Association, as Documentation Agent. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on April 1, 2021)

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

99.1

Amendment No. 1 to Second Amended and Restated Credit Agreement, dated March 9, 2023, by and among UniFirst Corporation and certain of its subsidiaries, as Borrowers, Bank of America, N.A., as Administrative Agent, Swing Line Lender and an L/C Issuer, and the other lenders party thereto (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on March 17, 2023)

101

The following financial information from UniFirst Corporation Annual Report on Form 10-K for the fiscal year ended August 26, 2023 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL with the applicable taxonomy extension information contained in Exhibits 101. *) (filed herewith)

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

October 25, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Steven S. Sintros	President and Chief Executive Officer (Principal Executive Officer)	October 25, 2023
Steven S. Sintros

/s/ Shane O’Connor	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	October 25, 2023
Shane O’Connor

/s/ Cynthia Croatti	Director	October 25, 2023
Cynthia Croatti

/s/ Phillip L. Cohen	Director	October 25, 2023
Phillip L. Cohen

/s/ Michael Iandoli	Director	October 25, 2023
Michael Iandoli

/s/ Joseph Nowicki	Director	October 25, 2023
Joseph Nowicki

/s/ Sergio A. Pupkin	Director	October 25, 2023
Sergio A. Pupkin

	Director	October 25, 2023
Thomas S. Postek

/s/ Raymond C. Zemlin	Chairman of the Board of Directors	October 25, 2023
Raymond C. Zemlin