Form 10-Q
period 2023-11-25
UNIFIRST CORP
filed 2024-01-04
CIK 717954

u

United States

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 25, 2023

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

The number of outstanding shares of UniFirst Corporation Common Stock and Class B Common Stock as of December 29, 2023 were 15,111,028 and 3,590,295, respectively.

UniFirst Corporation

Quarterly Report on Form 10-Q

For the Thirteen Weeks Ended November 25, 2023

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Statements of Income

UniFirst Corporation and Subsidiaries

(Unaudited)

	Thirteen Weeks Ended
(In thousands, except per share data)	November 25, 2023	November 26, 2022
Revenues	$593,525	$541,798

Operating expenses:
Cost of revenues (1)	383,796	353,972
Selling and administrative expenses (1)	122,859	117,363
Depreciation and amortization	33,733	27,045
Total operating expenses	540,388	498,380
Operating income	53,137	43,418

Other (income) expense:
Interest income, net	(2,834)	(2,769)
Other expense, net	716	791
Total other income, net	(2,118)	(1,978)
Income before income taxes	55,255	45,396
Provision for income taxes	12,930	11,439
Net income	$42,325	$33,957

Income per share – Basic:
Common Stock	$2.35	$1.89
Class B Common Stock	$1.88	$1.51

Income per share – Diluted:
Common Stock	$2.26	$1.81

Income allocated to – Basic:
Common Stock	$35,566	$28,525
Class B Common Stock	$6,759	$5,432

Income allocated to – Diluted:
Common Stock	$42,325	$33,957

Weighted average shares outstanding – Basic:
Common Stock	15,111	15,082
Class B Common Stock	3,590	3,590

Weighted average shares outstanding – Diluted:
Common Stock	18,769	18,754

(1)
Exclusive of depreciation on the Company’s property, plant and equipment and amortization on its intangible assets.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income

UniFirst Corporation and Subsidiaries

(Unaudited)

	Thirteen Weeks Ended
(In thousands)	November 25, 2023	November 26, 2022
Net income	$42,325	$33,957
Other comprehensive loss:
Foreign currency translation adjustments	(151)	(1,778)
Change in fair value of derivatives, net of income taxes	(12)	52
Other comprehensive loss	(163)	(1,726)
Comprehensive income	$42,162	$32,231

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Balance Sheets

UniFirst Corporation and Subsidiaries

(Unaudited)

(In thousands, except share and par value data)	November 25, 2023	August 26, 2023
Assets
Current assets:
Cash and cash equivalents	$77,380	$79,443
Short-term investments	11,394	10,157
Receivables, less reserves of $19,429 and $17,185	299,494	279,078
Inventories	148,513	148,334
Rental merchandise in service	249,611	248,323
Prepaid taxes	10,284	20,907
Prepaid expenses and other current assets	62,262	53,876
Total current assets	858,938	840,118
Property, plant and equipment, net	766,532	756,540
Goodwill	648,797	647,900
Customer contracts, net	98,438	103,452
Other intangible assets, net	40,030	42,166
Deferred income taxes	615	567
Operating lease right-of-use assets, net	65,389	62,565
Other assets	123,313	116,667
Total assets	$2,602,052	$2,569,975
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$86,315	$92,730
Accrued liabilities	155,419	156,408
Accrued taxes	—	352
Operating lease liabilities, current	17,051	17,739
Total current liabilities	258,785	267,229
Accrued liabilities	121,720	121,682
Accrued and deferred income taxes	131,040	130,084
Operating lease liabilities	50,334	47,020
Total liabilities	561,879	566,015
Commitments and contingencies (Note 12)
Shareholders’ equity:
Preferred Stock, $1.00 par value; 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $0.10 par value; 30,000,000 shares authorized; 15,127,537 and 15,104,317 shares issued and outstanding as of November 25, 2023 and August 26, 2023, respectively	1,513	1,510
Class B Common Stock, $0.10 par value; 20,000,000 shares authorized; 3,590,295 and 3,590,295 shares issued and outstanding as of November 25, 2023 and August 26, 2023, respectively	359	359
Capital surplus	99,537	99,303
Retained earnings	1,962,688	1,926,549
Accumulated other comprehensive loss	(23,924)	(23,761)
Total shareholders’ equity	2,040,173	2,003,960
Total liabilities and shareholders’ equity	$2,602,052	$2,569,975

The accompanying notes are an integral part of these Consolidated Financial Statements

Consolidated Statements of Shareholders’ Equity

UniFirst Corporation and Subsidiaries

(Unaudited)

(In thousands)	Common Shares	Class B Common Shares	Common Stock	Class B Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance, August 27, 2022	15,075	3,590	$1,508	$359	$93,131	$1,845,163	$(24,290)	$1,915,871
Net income	—	—	—	—	—	33,957	—	33,957
Change in fair value of derivatives (1)	—	—	—	—	—	—	52	52
Foreign currency translation	—	—	—	—	—	—	(1,778)	(1,778)
Dividends declared Common Stock ($0.31 per share)	—	—	—	—	—	(4,680)	—	(4,680)
Dividends declared Class B Common Stock ($0.248 per share)	—	—	—	—	—	(890)	—	(890)
Share-based compensation, net (2)	—	—	—	—	(567)	—	—	(567)
Share-based awards exercised, net (1)	20	—	1	—	—	—	—	1
Balance, November 26, 2022	15,095	3,590	$1,509	$359	$92,564	$1,873,550	$(26,016)	$1,941,966

(In thousands)	Common Shares	Class B Common Shares	Common Stock	Class B Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance, August 26, 2023	15,104	3,590	$1,510	$359	$99,303	$1,926,549	$(23,761)	$2,003,960
Net income	—	—	—	—	—	42,325	—	42,325
Change in fair value of derivatives (1)	—	—	—	—	—	—	(12)	(12)
Foreign currency translation	—	—	—	—	—	—	(151)	(151)
Dividends declared Common Stock ($0.33 per share)	—	—	—	—	—	(4,993)	—	(4,993)
Dividends declared Class B Common Stock ($0.264 per share)	—	—	—	—	—	(948)	—	(948)
Repurchase of Common Stock	(2)	—	—	—	(10)	(245)	—	(255)
Share-based compensation, net (2)	—	—	—	—	244	—	—	244
Share-based awards exercised, net (1)	26	—	3	—	—	—	—	3
Balance, November 25, 2023	15,128	3,590	$1,513	$359	$99,537	$1,962,688	$(23,924)	$2,040,173

(1)
These amounts are shown net of the effect of income taxes.
(2)
These amounts are shown net of any shares withheld by the Company to satisfy certain tax withholding obligations in connection with the vesting of certain restricted stock units.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statements of Cash Flows

UniFirst Corporation and Subsidiaries

(Unaudited)

Thirteen Weeks Ended (in thousands)	November 25, 2023	November 26, 2022
Cash flows from operating activities:
Net income	$42,325	$33,957
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	33,733	27,045
Share-based compensation	2,534	1,461
Accretion on environmental contingencies	316	259
Accretion on asset retirement obligations	233	227
Deferred income taxes	640	765
Other	79	(42)
Changes in assets and liabilities, net of acquisitions:
Receivables, less reserves	(20,413)	(23,675)
Inventories	(138)	8,154
Rental merchandise in service	(1,330)	(12,961)
Prepaid expenses and other current assets and Other assets	(9,692)	(9,076)
Accounts payable	(6,663)	399
Accrued liabilities	(6,172)	(6,655)
Prepaid and accrued income taxes	10,218	7,840
Net cash provided by operating activities	45,670	27,698

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	—	(6,556)
Capital expenditures, including capitalization of software costs	(39,050)	(39,044)
Purchases of investments	(11,394)	(107,000)
Maturities of investments	10,217	—
Proceeds from sale of assets	606	240
Net cash used in investing activities	(39,621)	(152,360)

Cash flows from financing activities:
Proceeds from exercise of share-based awards	2	2
Taxes withheld and paid related to net share settlement of equity awards	(2,290)	(2,028)
Repurchase of Common Stock	(255)	—
Payment of cash dividends	(5,573)	(5,570)
Net cash used in financing activities	(8,116)	(7,596)

Effect of exchange rate changes	4	33

Net decrease in cash and cash equivalents	(2,063)	(132,225)
Cash and cash equivalents at beginning of period	79,443	376,399
Cash and cash equivalents at end of period	$77,380	$244,174

Supplemental disclosure of cash flow information:
Non-cash capital expenditures	7,606	11,547

(1)
Depreciation and amortization for the thirteen weeks ended November 25, 2023 and November 26, 2022 included approximately $4.6 million and $2.6 million, respectively, of non-cash amortization expense recognized on acquisition-related intangible assets.

The accompanying notes are an integral part of these Consolidated Financial Statements.

UniFirst Corporation and Subsidiaries

Notes to Consolidated Financial Statements

1. Basis of Presentation

These Consolidated Financial Statements of UniFirst Corporation (the “Company”) included herein have been prepared, without audit, in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the information furnished reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period.

It is suggested that these Consolidated Financial Statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 26, 2023. There have been no material changes in the accounting policies followed by the Company during the current fiscal year other than with respect to the recent accounting pronouncements discussed in Note 2, “Recent Accounting Pronouncements”. Results for an interim period are not indicative of any future interim periods or for an entire fiscal year.

2. Recent Accounting Pronouncements

In October 2021, the Financial Accounting Standards Board (“FASB”) issued updated guidance to improve the accounting for acquired revenue contracts with customers in a business combination. The Company adopted this guidance on August 26, 2023. The adoption of this guidance did not have a material impact on its financial statements.

In December 2022, the FASB issued updated guidance to align with the deferral of the cessation date for LIBOR by the United Kingdom’s Financial Conduct Authority (“FCA”). The FASB is changing the sunset date for use of LIBOR by all entities from December 31, 2022 to December 31, 2024 to allow for time for modifications to occur after the FCA’s cessation date of June 30, 2023 for using LIBOR for overnight through twelve-month tenors. The Company’s Credit Agreement (defined below) includes a provision for the phasing out of LIBOR and the Company has elected to transition out of using LIBOR to Secured Overnight Financing Rate (“SOFR”) based on the amendment to the Credit Agreement as described in this report in Note 14, “Long-Term Debt”. The Company’s adoption of this standard did not have a material impact on its financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which updates reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The amendments are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating this ASU to determine its impact on the Company’s disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances effective tax rate reconciliation disclosure requirements and provides clarity to the disclosures of income taxes paid, income before taxes and provision for income taxes. The amendments are effective for fiscal years beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments in this update should be applied on a prospective basis. Retrospective application is permitted. The Company is currently evaluating this ASU to determine its impact on the Company’s disclosures.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future financial statements.

3. Revenue Recognition

The following table presents the Company’s revenues for the thirteen weeks ended November 25, 2023 and November 26, 2022, respectively, disaggregated by service type:

	Thirteen Weeks Ended
	November 25, 2023		November 26, 2022
(In thousands, except percentages)	Revenues	% of Revenues	Revenues	% of Revenues
Core Laundry Operations	$523,989	88.3%	$477,398	88.1%
Specialty Garments	44,669	7.5%	44,079	8.1%
First Aid	24,867	4.2%	20,321	3.8%
Total Revenues	$593,525	100.0%	$541,798	100.0%

See Note 16, “Segment Reporting” for additional details of segment definitions.

Revenue Recognition Policy

During the thirteen weeks ended November 25, 2023 and November 26, 2022, approximately 84.4% and 84.5%, respectively, of the Company’s revenues were derived from fees for route servicing of the Core Laundry Operations, Specialty Garments, and First Aid segments performed by the Company’s employees at each customer’s location of business. Revenues from the Company’s route servicing customer contracts represent a single performance obligation. The Company recognizes these revenues over time as services are performed based on the nature of services provided and contractual rates (input method). Certain of the Company’s customer contracts, primarily within the Company’s Core Laundry Operations, include pricing terms and conditions that include components of variable consideration. The variable consideration is typically in the form of consideration due to customer-based performance metrics specified within the contract. Specifically, some contracts contain discounts or rebates that the customer can earn through the achievement of specified volume levels. Each component of variable consideration is earned based on the Company’s actual performance during the measurement period specified within the contract. To determine the transaction price, the Company estimates the variable consideration using the most likely amount method, based on the specific contract provisions and known performance results during the relevant measurement period. When determining if variable consideration should be constrained, the Company considers whether factors outside its control could result in a significant reversal of revenue. In making these assessments, the Company considers the likelihood and magnitude of a potential reversal. The Company’s performance period generally corresponds with the monthly invoice period. No significant constraints on the Company’s revenue recognition were applied during the thirteen weeks ended November 25, 2023 and November 26, 2022. The Company reassesses these estimates during each reporting period. The Company maintains a liability for these discounts and rebates within accrued liabilities on the Consolidated Balance Sheets. Variable consideration also includes consideration paid to a customer at the beginning of a contract. The Company capitalizes this consideration and amortizes it over the life of the contract as a reduction to revenue in accordance with the updated accounting guidance for revenue recognition. These assets are included in other assets on the Consolidated Balance Sheets.

Costs to Obtain a Contract

The Company defers commission expenses paid to its employee-partners when the commissions are deemed to be incremental for obtaining the route servicing customer contract. The deferred commissions are amortized on a straight-line basis over the expected period of benefit. The Company reviews the deferred commission balances for impairment on an ongoing basis. Deferred commissions are classified as current or non-current based on the timing of when the Company expects to recognize the expense. The current portion is included in prepaid expenses and other current assets and the non-current portion is included in other assets on the Company’s Consolidated Balance Sheets. As of November 25, 2023, the current and non-current assets related to deferred commissions totaled $16.9 million and $73.2 million, respectively. As of August 26, 2023, the current and non-current assets related to deferred commissions totaled $16.5 million and $70.4 million, respectively. During the thirteen weeks ended November 25, 2023 and November 26, 2022, the Company recorded $4.3 million and $4.0 million, respectively, of amortization expense related to deferred commissions. This expense is classified in selling and administrative expenses on the Consolidated Statements of Income.

4. Acquisitions

Whenever the Company acquires a business, consistent with current accounting guidance, the results of operations of the acquisition are included in the Company’s consolidated financial results from the date of the acquisition. The amount assigned to intangible assets acquired is based on their respective fair values determined as of the acquisition date. The excess of the purchase price over the tangible and intangible assets is recorded as goodwill. Goodwill is allocated to the segment to which the acquisition relates and is deductible for tax purposes. During the thirteen weeks ended November 25, 2023, the Company did not acquire any businesses.

Clean Uniform

During the third quarter of fiscal 2023, the Company completed the acquisition of the business and certain real estate assets of Clean Uniform (“Clean”) from Clean Holdco, Inc. and certain of its affiliates for an aggregate purchase price of $299.1 million, net of cash acquired. The difference between the cash paid and the total purchase price of $302.4 million represents amounts owed from the seller as a result of final closing adjustments. The acquisition was structured primarily as a stock purchase but was treated as an asset purchase from a tax perspective, which has allowed for a step-up in the tax basis of the assets and provides incremental tax benefits expected to be realized over time with an estimated value of approximately $40 million. Clean was a uniform, workwear and facility service program provider with 11 locations covering Missouri, Illinois, Arkansas, Kansas and Oklahoma. Prior to the closing of the acquisition, neither the Company nor any of its affiliates, or any director or officer of the Company or any of its affiliates, or any associate of any such director or officer, had any material relationship with any of the sellers. The results of operations from Clean are included in the Company’s results under the Core Laundry Operations segments subsequent to the acquisition date of March 13, 2023. The Company paid for the acquisition of Clean with cash on hand and borrowings under the Credit Agreement (defined below).

The Clean acquisition was accounted for using the purchase method of accounting. The Company has prepared purchase price allocations for the business combination with Clean on a preliminary basis. Changes to those allocations may occur as additional information becomes available during the respective measurement period (up to one year from the acquisition date). The Company is in the process of measuring the fair value of its tangible and intangible assets acquired and liabilities assumed. The Company has engaged specialists to assist in the valuation of intangible assets for which certain assumptions have not yet been finalized. The amounts assigned to intangible assets acquired were based on their respective fair values determined as of the acquisition date. The table below summarizes the preliminary purchase price allocation to the estimated fair value of assets acquired and liabilities assumed at the acquisition date. Goodwill is calculated as the excess of the purchase price over the net assets recognized and represents the estimated future economic benefits arising from expected synergies and growth opportunities for the Company. All of the goodwill and intangible assets were allocated to the Core Laundry Operations segments and are deductible for tax purposes.

The preliminary purchase price allocation is as follows (in thousands):

Receivables	$8,301
Inventories	632
Rental merchandise in service	8,535
Prepaid expenses and other current assets	762
Property, plant and equipment	31,497
Operating lease right-of-use assets, net	3,517
Goodwill and intangible assets	257,833
Accounts payable	(2,011)
Accrued liabilities	(5,767)
Operating lease liabilities, current	(1,510)
Operating lease liabilities, noncurrent	(2,657)
Total Purchase Price	$299,132

The following table identifies the Company’s allocation of purchase price to the intangible assets and goodwill acquired by category:

	Estimated Fair Value (in thousands)	Weighted-Average Life (in years)
Goodwill	$187,733	N/A
Customer contracts	64,800	15.0
Trade name	5,300	3.0
Total intangible assets and goodwill acquired	$257,833

Unaudited pro forma information presents the combined financial results for the Company and Clean as if the acquisition of Clean had occurred on August 28, 2022. The unaudited pro forma revenue of the combined entity for the thirteen weeks ended November 26, 2022 were $564.1 million reflecting the effects of the Clean acquisition. The effects of the Clean acquisition on unaudited pro forma net income of the combined entity were not material for the thirteen weeks ended November 26, 2022.

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

5. Fair Value Measurements

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

All financial assets or liabilities that are measured at fair value on a recurring basis (at least annually) have been segregated into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date. The assets or liabilities measured at fair value on a recurring basis are summarized in the tables below (in thousands):

	As of November 25, 2023
	Level 1	Level 2	Level 3	Fair Value
Assets:
Short-term investments	$—	$11,394	$—	$11,394
Pension plan assets	—	2,905	—	2,905
Non-qualified deferred compensation plan assets	—	2,226	—	2,226
Foreign currency forward contracts	—	200	—	200
Total assets at fair value	$—	$16,725	$—	$16,725
Liabilities:
Non-qualified deferred compensation plan liability	$—	$676	$—	$676
Total liabilities at fair value	$—	$676	$—	$676

	As of August 26, 2023
	Level 1	Level 2	Level 3	Fair Value
Assets:
Short-term investments	$—	$10,157	$—	$10,157
Pension plan assets	—	2,978	—	2,978
Non-qualified deferred compensation plan assets	—	2,024	—	2,024
Foreign currency forward contracts	—	216	—	216
Total assets at fair value	$—	$15,375	$—	$15,375
Liabilities:
Non-qualified deferred compensation plan liability	$—	$480	$—	$480
Total liabilities at fair value	$—	$480	$—	$480

The Company’s short-term investments listed above represent certificates of deposit, which maturities range up to six months at purchase. Such securities are classified as held-to-maturity and are carried at amortized cost, which approximates market value. As such, the Company’s short-term investments are included within Level 2 of the fair value hierarchy.

The Company’s pension plan assets listed above represent guaranteed deposit accounts that are maintained and operated by a third-party investment manager. At the beginning of each calendar year, the third-party investment manager notifies the Company of the annual rates of interest which will be applied to the amounts held in the guaranteed deposit account during the next calendar year. In determining the interest rate to be applied, the third-party investment manager considers the investment performance of the underlying assets of the prior year; however, regardless of the investment performance the annual interest rate applied per the contract must be 3.25% or higher. As such, the Company’s pension plan assets are included within Level 2 of the fair value hierarchy. Refer to Note 7,

“Employee Benefit Plans”, of these Consolidated Financial Statements for further discussion regarding the Company’s pension plan and Supplemental Executive Retirement Plan.

The Company’s foreign currency forward contracts represent contracts the Company has entered into to exchange Canadian dollars for U.S. dollars at fixed exchange rates in order to manage its exposure related to certain forecasted Canadian dollar denominated sales of one of its subsidiaries. These contracts are included in prepaid expenses and other current assets and other long-term assets as of November 25, 2023 and August 26, 2023. The fair value of the forward contracts is based on similar exchange traded derivatives and are, therefore, included within Level 2 of the fair value hierarchy.

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

Derivative instruments that qualify for hedge accounting are classified as a hedge of the variability of cash flows to be received or paid related to a recognized asset, liability or forecasted transaction. Changes in the fair value of a derivative that is highly effective and designated as a cash flow hedge are recognized in accumulated other comprehensive (loss) income until the hedged item or forecasted transaction is recognized in earnings. The Company performs an assessment at the inception of the hedge and on a quarterly basis thereafter to determine whether its derivatives are highly effective in offsetting changes in the value of the hedged items. Any changes in the fair value resulting from hedge ineffectiveness are immediately recognized as income or expense.

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

As of November 25, 2023, the Company had forward contracts with a notional value of approximately 5.0 million CAD outstanding and recorded the fair value of the contracts of $0.2 million, in prepaid expenses and other current assets with a corresponding gain of $0.1 million in accumulated other comprehensive loss, which was recorded net of tax. During the thirteen weeks ended November 25, 2023, the Company reclassified a nominal amount from accumulated other comprehensive loss to revenue related to the derivative financial instruments. The gain on these forward contracts that resulted in a decrease to accumulated other comprehensive loss as of November 25, 2023 is expected to be reclassified to revenues prior to their maturity on August 29, 2026.

7. Employee Benefit Plans

Defined Contribution Retirement Savings Plan

The Company has a defined contribution retirement savings plan with a 401(k) feature for all eligible U.S. and Canadian employees not under collective bargaining agreements. The Company matches a portion of the employee’s contribution and may make an additional contribution at its discretion. Contributions charged to expense under the plan for the thirteen weeks ended November 25, 2023 and November 26, 2022 were $4.6 million and $5.8 million, respectively.

Pension Plan and Supplemental Executive Retirement Plan

The Company accounts for its pension plan and Supplemental Executive Retirement Plan on an accrual basis over certain employees’ estimated service periods.

The Company maintains an unfunded Supplemental Executive Retirement Plan for certain eligible employees of the Company and one frozen non-contributory defined benefit pension plan. The amounts charged to expense related to these plans were $0.4 million for each of the thirteen weeks ended November 25, 2023 and November 26, 2022.

Non-qualified Deferred Compensation Plan

The Company adopted the UniFirst Corporation Deferred Compensation Plan (the “NQDC Plan”) effective on February 1, 2022. The NQDC Plan is an unfunded, non-qualified deferred compensation plan that allows eligible participants to voluntarily defer receipt of their salary and annual cash bonuses up to approved limits. In its discretion, the Company may credit one or more additional contributions to participant accounts. NQDC Plan participants who are not accruing benefits under the Supplemental Executive Retirement Plan are eligible to have discretionary annual employer contributions credited to their NQDC Plan accounts. All participants are also eligible to have employer supplemental contributions and employer discretionary contributions credited to their

NQDC Plan accounts. The amounts of such contributions, if any, may differ from year to year and from participant to participant. The amounts for employee or employer contributions charged to expense related to the NQDC Plan for the thirteen weeks ended November 25, 2023 and November 26, 2022 were $0.2 million and $0.1 million, respectively. The Company, at its discretion, may also elect to transfer funds to a trust account with the intention to fund the future liability. Total NQDC Plan assets were $2.2 million and $2.0 million as of November 25, 2023 and August 26, 2023, respectively, and are included within other long-term assets in the accompanying Consolidated Balance Sheets. Total NQDC Plan liabilities were $0.7 million and $0.5 million as of November 25, 2023 and August 26, 2023, respectively, and are included within current accrued liabilities in the accompanying Consolidated Balance Sheets.

8. Income Per Share

The Company calculates income per share by allocating income to its unvested participating securities as part of its income per share calculations. The following table sets forth the computation of basic income per share using the two-class method for amounts attributable to the Company’s shares of Common Stock and Class B Common Stock (in thousands, except per share data):

	Thirteen Weeks Ended
	November 25, 2023	November 26, 2022
Net income available to shareholders	$42,325	$33,957
Allocation of net income for Basic:
Common Stock	$35,566	$28,525
Class B Common Stock	6,759	5,432
	$42,325	$33,957
Weighted average number of shares for Basic:
Common Stock	15,111	15,082
Class B Common Stock	3,590	3,590
	18,702	18,672
Income per share for Basic:
Common Stock	$2.35	$1.89
Class B Common Stock	$1.88	$1.51

The Company is required to calculate diluted income per share for Common Stock using the more dilutive of the following two methods:

•
The treasury stock method; or
•
The two-class method assuming a participating security is not exercised or converted.

For the thirteen weeks ended November 25, 2023 and November 26, 2022, the Company’s diluted income per share assumes the conversion of all vested Class B Common Stock into Common Stock and uses the two-class method for its unvested participating shares. The following tables set forth the computation of diluted income per share of Common Stock for the thirteen weeks ended November 25, 2023 and November 26, 2022 (in thousands, except per share data):

	Thirteen Weeks Ended November 25, 2023
	Earnings to Common Shareholders	Common Shares	Income Per Share
As reported - Basic	$35,566	15,111	$2.35
Add: effect of dilutive potential common shares
Share-Based Awards	—	67
Class B Common Stock	6,759	3,590
As reported – Diluted	$42,325	18,769	$2.26

	Thirteen Weeks Ended November 26, 2022
	Earnings to Common Shareholders	Common Shares	Income Per Share
As reported - Basic	$28,525	15,082	$1.89
Add: effect of dilutive potential common shares
Share-Based Awards	—	82
Class B Common Stock	5,432	3,590
As reported – Diluted	$33,957	18,754	$1.81

Share-based awards that would result in the issuance of 67,845 and 49,246 shares of Common Stock were excluded from the calculation of diluted income per share for the thirteen weeks ended November 25, 2023 and November 26, 2022, respectively, because they were anti-dilutive.

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

The components of inventory as of November 25, 2023 and August 26, 2023 were as follows (in thousands):

	November 25, 2023	August 26, 2023
Raw materials	$19,308	$25,147
Work in process	4,763	4,444
Finished goods	124,442	118,743
Total inventories	$148,513	$148,334

10. Goodwill and Other Intangible Assets

When the Company acquires a business, the amount assigned to the tangible assets and liabilities and intangible assets acquired is based on their respective fair values determined as of the acquisition date. The excess of the purchase price over the tangible assets and liabilities and intangible assets is recorded as goodwill.

The changes in the carrying amount of goodwill are as follows (in thousands):

Balance as of August 26, 2023	$647,900
Purchase price adjustments recorded during the period	900
Other	(3)
Balance as of November 25, 2023	$648,797

Intangible assets, net in the Company’s Consolidated Balance Sheets are as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
November 25, 2023
Customer contracts	$314,542	$216,104	$98,438
Software	81,336	46,407	34,929
Other intangible assets	39,805	34,704	5,101
	$435,683	$297,215	$138,468
August 26, 2023
Customer contracts	$315,448	$211,996	$103,452
Software	80,538	45,117	35,421
Other intangible assets	43,598	36,853	6,745
	$439,584	$293,966	$145,618

11. Asset Retirement Obligations

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

The Company recognized as a liability the present value of the estimated future costs to decommission its nuclear laundry facilities. The estimated liability is based on historical experience in decommissioning nuclear laundry facilities, estimated useful lives of the underlying assets, external vendor estimates as to the cost to decommission these assets in the future, and federal and state regulatory requirements. The estimated current costs have been adjusted for the estimated impact of inflation at 3% per year, and the liability has been discounted to present value using a credit-adjusted risk-free rate. Revisions to the liability could occur due to changes in the Company’s estimated useful lives of the underlying assets, estimated dates of decommissioning, changes in decommissioning costs, changes in federal or state regulatory guidance on the decommissioning of such facilities, or other changes in estimates. Changes due to revised estimates are recognized by adjusting the carrying amount of the liability and the related long-lived asset if the assets are still in service, or charged to expense in the period if the assets are no longer in service.

A reconciliation of the Company’s asset retirement liability for the thirteen weeks ended November 25, 2023 was as follows (in thousands):

November 25, 2023
Balance as of August 26, 2023	$16,471
Accretion expense	233
Effect of exchange rate changes	50
Balance as of November 25, 2023	$16,754

The Company's asset retirement obligations are included in long-term accrued liabilities in the accompanying Consolidated Balance Sheet.

12. Commitments and Contingencies

Lease Commitments

The Company has operating leases for certain operating facilities, vehicles and equipment, which provide the right to use the underlying asset and require lease payments over the term of the lease. Each new contract is evaluated to determine if an arrangement contains a lease and whether that lease meets the classification criteria of a finance or operating lease. All identified leases are recorded on the Consolidated Balance Sheets with a corresponding operating lease right-of-use asset, net, representing the right to use the underlying asset for the lease term and the operating lease liabilities representing the obligation to make lease payments arising from the lease. Short-term operating leases, which have an initial term of twelve months or less, are not recorded on the Consolidated Balance Sheet.

Operating lease right-of-use assets, net and operating lease liabilities are recognized at the commencement date of the lease based on the present value of lease payments over the lease term and include options to extend or terminate the lease when they are reasonably certain to be exercised. The present value of lease payments is determined primarily using the incremental borrowing rate based on the information available as of the lease commencement date. Lease expense for operating leases is recorded on a straight-line basis over the lease term and variable lease costs are recorded as incurred. Both lease expense and variable lease costs are primarily recorded in cost of revenues on the Company’s Consolidated Statements of Income. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The following table presents the operating lease cost and information related to the operating lease right-of-use assets, net and operating lease liabilities for the thirteen weeks ended November 25, 2023:

(In thousands, except lease term and discount rate)
Lease cost:
Operating lease costs including short-term lease expense and variable lease costs, which were immaterial in the period	$6,577

Operating cash flow impacts:
Cash paid for amounts included in the measurement of operating lease liabilities	$5,164
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	$6,918
Weighted-average remaining lease term - operating leases	5.15
Weighted-average discount rate - operating leases	4.07%

The contractual future minimum lease payments of the Company’s operating lease liabilities by fiscal year as of November 25, 2023 are as follows (in thousands):

2024 (remaining nine months)	$15,130
2025	17,072
2026	14,066
2027	10,669
2028	7,181
Thereafter	11,121
Total payments	75,239
Less interest	(7,854)
Total present value of lease payments	$67,385

Environmental and Legal Contingencies

The Company and its operations are subject to various federal, state and local laws and regulations governing, among other things, air emissions, waste water discharges, and the generation, handling, storage, transportation, treatment and disposal of hazardous wastes and other substances. In particular, industrial laundries currently use and must dispose of detergent wastewater and other residues, and, in the past, used perchloroethylene and other dry-cleaning solvents. The Company is attentive to the environmental concerns surrounding the disposal of these materials and has, through the years, taken measures to avoid their improper disposal. The Company has settled, or contributed to the settlement of, past actions or claims brought against the Company relating to the disposal of hazardous materials at several sites and there can be no assurance that the Company will not have to expend material amounts to remediate the consequences of any such disposal in the future.

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

The Company has accrued certain costs related to certain sites, including but not limited to, sites in Woburn and Somerville, Massachusetts, as it has been determined that the costs are probable and can be reasonably estimated. The Company, together with multiple other companies, is party to a consent decree related to the Company’s property and parcels of land (the “Central Area”) at a site in Woburn, Massachusetts. The United States Environmental Protection Agency (the “EPA”) has provided the Company and other signatories to the consent decree with comments on the design and implementation of groundwater and soil remedies at the Woburn site and investigation of environmental conditions in the Central Area. The consent decree does not address any remediation work that may be required in the Central Area. The Company, together with other signatories, has implemented and proposed to do additional work at the Woburn site but many of the EPA’s comments remain to be resolved. The Company has accrued costs to perform certain work responsive to the EPA’s comments. Additionally, the Company has implemented mitigation measures and continues to monitor environmental conditions at a site in Somerville, Massachusetts. The Company has agreed to undertake additional actions responsive to a notice of audit findings from the Massachusetts Department of Environmental Protection concerning a regulatory submittal that the Company made in 2009 for a portion of the site. The Company has received demands from the local transit authority for reimbursement of certain costs associated with its construction of a new municipal transit station in the area of the Somerville site. This station is part of an ongoing extension of the local transit system. The Company has reserved for costs in connection with this matter; however, in light of the uncertainties associated with this matter, these costs and the related reserve may change.

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

There is usually a range of reasonable estimates of the costs associated with each site. In accordance with U.S. GAAP, the Company’s accruals reflect the amount within the range that it believes is the best estimate or the low end of a range of estimates if no point within the range is a better estimate. Where it believes that both the amount of a particular liability and the timing of the payments are reliably determinable, the Company adjusts the cost in current dollars using a rate of 3% for inflation until the time of expected payment and discounts the cost to present value using current risk-free interest rates. As of November 25, 2023, the risk-free interest rates utilized by the Company ranged from 4.60% to 4.79%.

For environmental liabilities that have been discounted, the Company includes interest accretion, based on the effective interest method, in selling and administrative expenses on the accompanying Consolidated Statements of Income. The changes to the Company’s environmental liabilities for the thirteen weeks ended November 25, 2023 were as follows (in thousands):

November 25, 2023
Balance as of August 26, 2023	$30,029
Costs incurred for which reserves have been provided	(302)
Insurance proceeds	17
Interest accretion	316
Changes in discount rates	(584)
Revisions in estimates	(2)
Balance as of November 25, 2023	$29,474

Anticipated payments and insurance proceeds of currently identified environmental remediation liabilities as of November 25, 2023, for the next five fiscal years and thereafter, as measured in current dollars, are reflected below.

(In thousands)	2024	2025	2026	2027	2028	Thereafter	Total
Estimated costs – current dollars	$13,763	$2,651	$1,442	$1,270	$972	$14,617	$34,715
Estimated insurance proceeds	(180)	(195)	(159)	(173)	(9)	(230)	(946)
Net anticipated costs	$13,583	$2,456	$1,283	$1,097	$963	$14,387	$33,769
Effect of inflation							9,541
Effect of discounting							(13,836)
Balance as of November 25, 2023							$29,474

Estimated insurance proceeds are primarily received from an annuity received as part of a legal settlement with an insurance company. Annual proceeds of approximately $0.3 million are deposited into an escrow account which funds remediation and monitoring costs for two sites related to former operations in Williamstown, Vermont. Annual proceeds received but not expended in the current year accumulate in this account and may be used in future years for costs related to this site through the year 2027. As of November 25, 2023, the balance in this escrow account, which is held in a trust and is not recorded in the Company’s accompanying Consolidated Balance Sheet, was approximately $5.2 million. Also included in estimated insurance proceeds are amounts the Company is entitled to receive pursuant to legal settlements as reimbursements from three insurance companies for estimated costs at one of its sites.

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

From time to time, the Company is also subject to legal and regulatory proceedings and claims arising from the conduct of its business operations, including but not limited to, personal injury claims, customer contract matters, employment claims and environmental matters as described above.

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

Effective tax rate

The Company’s effective tax rate for the thirteen weeks ended November 25, 2023 was 23.4% as compared to 25.2% for the corresponding period in the prior year. The decrease in the effective tax rate for the thirteen weeks ended November 25, 2023 was primarily due to the release of certain tax reserves and a U.S. state legislative change enacted during the first quarter of fiscal 2024.

Uncertain tax positions

The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense, which is consistent with the recognition of these items in prior reporting periods. During the thirteen weeks ended November 25, 2023, there was a net increase in unrecognized tax position of $0.2 million related to existing reserves.

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

14. Long-Term Debt

On March 26, 2021, the Company entered into an amended and restated $175.0 million unsecured revolving credit agreement (as subsequently amended, the “Credit Agreement”) with a syndicate of banks, which matures on March 26, 2026. Under the Credit Agreement, the Company was able to borrow funds at variable interest rates based on, at the Company’s election, the Eurodollar rate or a base rate, plus in each case a spread based on the Company’s consolidated funded debt ratio. Prior to its amendment as described below, the Credit Agreement had an accordion feature that allowed for increases of the aggregate commitments under the Credit Agreement of up to an additional $100.0 million, for a total aggregate commitment of up to $275.0 million.

On March 9, 2023, the Company exercised the accordion feature of the Credit Agreement pursuant to an amendment to the Credit Agreement. The exercise of the accordion feature increased the aggregate commitments under the Credit Agreement by $100.0 million, for a total aggregate commitment of up to $275.0 million. In addition, the amendment provided for the replacement of LIBOR with SOFR such that borrowings are based on, at the Company’s election, the SOFR rate or a base rate, plus in each case a spread based on the Company’s consolidated funded debt ratio. The amendment also refreshed the accordion feature, so that, provided there is no default or event of default under the Credit Agreement and the Company is in compliance with its financial covenants on a pro forma basis, the Company may request an increase in the aggregate commitments under the Credit Agreement (in the form of revolving or term tranches) of up to an additional $100.0 million, for a total aggregate commitment of up to $375.0 million. Availability of credit requires compliance with certain financial and other covenants, including a maximum consolidated funded debt ratio and minimum consolidated interest coverage ratio as defined in the Credit Agreement. The Company evaluates its compliance with these financial covenants on a fiscal quarterly basis. As of November 25, 2023, the interest rates applicable to the Company’s borrowings under the Credit Agreement would be calculated as SOFR plus 1.00% at the time of the respective borrowing. As of November 25, 2023, the Company had no outstanding borrowings and had outstanding letters of credit amounting to $62.4 million, leaving $212.6 million available for borrowing under the Credit Agreement.

As of November 25, 2023, the Company was in compliance with all covenants under the Credit Agreement.

15. Accumulated Other Comprehensive Loss

The changes in each component of accumulated other comprehensive loss, net of tax, for the thirteen weeks ended November 25, 2023 and November 26, 2022 were as follows (in thousands):

	Thirteen Weeks Ended November 25, 2023
	Foreign Currency Translation	Pension- related (1)	Derivative Financial Instruments (1)	Total Accumulated Other Comprehensive Loss
Balance as of August 26, 2023	$(26,504)	$2,582	$161	$(23,761)
Other comprehensive (loss) income before reclassification	(151)	—	12	(139)
Amounts reclassified from accumulated other comprehensive loss	—	—	(24)	(24)
Net current period other comprehensive loss	(151)	—	(12)	(163)
Balance as of November 25, 2023	$(26,655)	$2,582	$149	$(23,924)

	Thirteen Weeks Ended November 26, 2022
	Foreign Currency Translation	Pension- related (1)	Derivative Financial Instruments (1)	Total Accumulated Other Comprehensive Loss
Balance as of August 27, 2022	$(24,803)	$452	$61	$(24,290)
Other comprehensive (loss) income before reclassification	(1,778)	—	72	(1,706)
Amounts reclassified from accumulated other comprehensive loss	—	—	(20)	(20)
Net current period other comprehensive (loss) income	(1,778)	—	52	(1,726)
Balance as of November 26, 2022	$(26,581)	$452	$113	$(26,016)
(1)
Amounts are shown net of tax

Amounts reclassified from accumulated other comprehensive loss, net of tax, for the thirteen weeks ended November 25, 2023 and November 26, 2022 were as follows (in thousands):

	Thirteen Weeks Ended
	November 25, 2023	November 26, 2022
Derivative financial instruments, net:
Forward contracts (a)	$(24)	$(20)
Total, net of tax	(24)	(20)

Total amounts reclassified, net of tax	$(24)	$(20)

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

The U.S. and Canadian Rental and Cleaning reporting segment purchases, rents, cleans, delivers and sells uniforms and protective clothing and other non-garment items utilized at the customer locations in the U.S. and Canada. The laundry locations of the U.S. and Canadian Rental and Cleaning reporting segment are referred to by the Company as “industrial laundries” or “industrial laundry locations.”

The MFG operating segment designs and manufactures uniforms and some of the other non-garment items primarily for the purpose of providing these goods to the U.S. and Canadian Rental and Cleaning reporting segment. MFG revenues are primarily generated when goods are shipped from the Company’s manufacturing facilities, or its subcontract manufacturers, to other Company locations. These intercompany revenues are recorded at a transfer price which is typically in excess of the actual manufacturing cost. Manufactured products are carried in inventory until placed in service at which time they are amortized at this transfer price. On a consolidated basis, intercompany revenues and income are eliminated and the carrying value of inventories and rental merchandise in service is reduced to the manufacturing cost. Income before income taxes from MFG net of the intercompany MFG elimination offsets the merchandise amortization costs incurred by the U.S. and Canadian Rental and Cleaning reporting segment as the merchandise costs of this reporting segment are amortized and recognized based on inventories purchased from MFG at the transfer price which is above the Company’s manufacturing cost.

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

The Company refers to the U.S. and Canadian Rental and Cleaning, MFG, and Corporate reporting segments combined as its “Core Laundry Operations,” which is included as a subtotal in the following table (in thousands):

	Thirteen Weeks Ended
	November 25, 2023	November 26, 2022
Revenues
U.S. and Canadian Rental and Cleaning	$510,942	$462,824
MFG	85,039	77,511
Net intercompany MFG elimination	(85,039)	(77,511)
Corporate	13,047	14,574
Subtotal: Core Laundry Operations	523,989	477,398
Specialty Garments	44,669	44,079
First Aid	24,867	20,321
Total consolidated revenues	$593,525	$541,798

Operating income (loss)
U.S. and Canadian Rental and Cleaning	$85,646	$82,645
MFG	24,941	23,302
Net intercompany MFG elimination	(4,481)	(6,783)
Corporate	(64,015)	(65,333)
Subtotal: Core Laundry Operations	42,091	33,831
Specialty Garments	12,117	10,183
First Aid	(1,071)	(596)
Total consolidated operating income	$53,137	$43,418

Other (income) expense:
Interest income, net	$(2,834)	$(2,769)
Other expense, net	716	791
Total consolidated other income, net	$(2,118)	$(1,978)
Total consolidated income before income taxes	$55,255	$45,396

17. Shares Repurchased and Dividends

On October 24, 2023, the Company announced that it would be raising its quarterly dividend to $0.33 per share of Common Stock and to $0.264 per share of Class B Common Stock, up from $0.31 and $0.248 per share, respectively. The amount and timing of any dividend payment is subject to the approval of the Board of Directors each quarter.

On October 24, 2023, the Company’s Board of Directors authorized a new share repurchase program to repurchase up to $100.0 million of its outstanding shares of Common Stock, inclusive of the amount which remained available under the existing share repurchase program approved on October 18, 2021. Repurchases from time to time under the new program, if any, will be made in either the open market or in privately negotiated transactions. The timing, manner, price and amount of any repurchases depend on a variety of factors, including economic and market conditions, the Company stock price, corporate liquidity requirements and priorities, applicable legal requirements and other factors. The share repurchase program has been funded to date with the Company’s available cash and will be funded in the future using the Company’s available cash or capacity under its Credit Agreement and may be suspended or discontinued at any time.

During the thirteen weeks ended November 25, 2023, the Company repurchased 1,500 shares for an average price per share of $170.07 under the share repurchase program. During the thirteen weeks ended November 26, 2022, the Company did not repurchase any shares. As of November 25, 2023, the Company had $99.7 million remaining to repurchase shares under the share repurchase program.

18. Related Party

During the thirteen weeks ended November 25, 2023 and November 26, 2022, the Company recorded $1.3 million and $0.8 million of expense, respectively, with a company for which one member of the Company’s Board of Directors was an executive officer during such periods. The amount of revenue recognized from business with the related party was a nominal amount during both the thirteen weeks ended November 25, 2023 and November 26, 2022.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and any documents incorporated by reference may contain forward-looking statements within the meaning of the federal securities laws. Forward-looking statements contained in this Quarterly Report on Form 10-Q and any documents incorporated by reference are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words such as “estimates,” “anticipates,” “projects,” “plans,” “expects,” “intends,” “believes,” “seeks,” “could,” “should,” “may,” “will,” “strategy,” “objective,” “assume,” “strive,” “design,” “assumption,” “vision” or the negative versions thereof, and similar expressions and by the context in which they are used. Such forward-looking statements are based upon our current expectations and speak only as of the date made. Such statements are highly dependent upon a variety of risks, uncertainties and other important factors that could cause actual results to differ materially from those reflected in such forward-looking statements. Such factors include, but are not limited to, uncertainties caused by an economic recession or other adverse economic conditions, including, without limitation, as a result of continued high inflation rates or further increases in inflation or interest rates or extraordinary events or circumstances such as geopolitical conflicts like the conflict between Russia and Ukraine, disruption in the Middle East or the COVID-19 pandemic, and their impact on our customers’ businesses and workforce levels, disruptions of our business and operations, including limitations on, or closures of, our facilities, or the business and operations of our customers or suppliers in connection with extraordinary events or circumstances such as the COVID-19 pandemic, uncertainties regarding our ability to consummate acquisitions and successfully integrate acquired businesses, including Clean Uniform (“Clean”), and the performance of such businesses, uncertainties regarding any existing or newly-discovered expenses and liabilities related to environmental compliance and remediation, any adverse outcome of pending or future contingencies or claims, our ability to compete successfully without any significant degradation in our margin rates, seasonal and quarterly fluctuations in business levels, our ability to preserve positive labor relationships and avoid becoming the target of corporate labor unionization campaigns that could disrupt our business, the effect of currency fluctuations on our results of operations and financial condition, our dependence on third parties to supply us with raw materials, which such supply could be severely disrupted as a result of extraordinary events or circumstances such as the conflict between Russia and Ukraine, any loss of key management or other personnel, increased costs as a result of any changes in federal, state, international or other laws, rules and regulations or governmental interpretation of such laws, rules and regulations, uncertainties regarding, or adverse impacts from continued high price levels of natural gas, electricity, fuel and labor or increases in such costs, the negative effect on our business from sharply depressed oil and natural gas prices, the continuing increase in domestic healthcare costs, increased workers’ compensation claim costs, increased healthcare claim costs, our ability to retain and grow our customer base, demand and prices for our products and services, fluctuations in our Specialty Garments business, political or other instability, supply chain disruption or infection among our employees in Mexico and Nicaragua where our principal garment manufacturing plants are located, our ability to properly and efficiently design, construct, implement and operate a new customer relationship management (“CRM”) computer system and an enterprise resource planning (“ERP”) computer system, interruptions or failures of our information technology systems, including as a result of cyber-attacks, additional professional and internal costs necessary for compliance with any changes in or additional Securities and Exchange Commission (“SEC”), New York Stock Exchange and accounting or other rules, including, without limitation, recent rules proposed by the SEC regarding climate-related and cybersecurity-related disclosures, strikes and unemployment levels, our efforts to evaluate and potentially reduce internal costs, economic and other developments associated with the war on terrorism and its impact on the economy, the impact of foreign trade policies and tariffs or other impositions on imported goods on our business, results of operations and financial condition, general economic conditions, our ability to successfully implement our business strategies and processes, including our capital allocation strategies, our ability to successfully remediate the material weakness in internal control over financial reporting disclosed in our Annual Report on Form 10-K for the year ended August 26, 2023 and the other factors described under “Part I, Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended August 26, 2023 and in our other filings with the SEC, including, without limitation, under Part II, Item 1A. “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. We undertake no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made.

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

We serve businesses of all sizes in numerous industry and service categories. Typical customers include automobile service centers and dealers, delivery services, food and general merchandise retailers, food processors and service operations, light manufacturers, maintenance facilities, restaurants, service companies, soft and durable goods wholesalers, transportation companies, healthcare providers and others who require employee clothing for image, identification, protection or utility purposes. We also provide our customers with restroom and cleaning supplies, including air fresheners, paper products and hand soaps.

At certain specialized facilities, we also decontaminate and clean work clothes and other items that may have been exposed to radioactive materials and service special cleanroom protective wear and facilities. Typical customers for these specialized services include government agencies, research and development laboratories, high technology companies and utilities operating nuclear reactors.

We continue to expand into additional geographic markets through acquisitions and organic growth. We currently service over 300,000 customer locations in the U.S., Canada and Europe from over 270 customer service, distribution and manufacturing facilities.

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

Critical accounting estimates are defined as those that are reflective of significant judgments and uncertainties, the most important and pervasive accounting estimates used and areas most sensitive to material changes from external factors. The critical accounting estimates that we believe affect our more significant judgments and estimates used in the preparation of our Consolidated Financial Statements presented in this report are described in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended August 26, 2023. There have been no significant changes in our critical accounting estimates since the year ended August 26, 2023.

Effects of Inflation and Current Economic Conditions

In general, we believe that our results of operations are not dependent on moderate changes in the inflation rate. Historically, we have been able to manage the impacts of more significant changes in inflation rates through our customer relationships, customer agreements that generally provide for price increases and continued focus on improvements of operational productivity. However, the inflationary environment of 2022 and 2023 had a negative impact on our margins, including as a result of increased energy costs for our vehicles and our plants, as well as increasing wages in the labor markets in which we compete. While inflation has moderated recently, a period of sustained inflation could pressure our margins in future periods. In addition, in response to the concerns over inflation risk in the broader U.S. economy, the U.S. Federal Reserve increased its benchmark interest rate significantly during 2022 and 2023. Interest rates may remain high in 2024. Adverse economic conditions resulting from inflationary pressures, U.S. Federal Reserve actions, including continued high interest rates and/or increases in interest rates, geopolitical issues or otherwise are difficult to predict and may have a material adverse impact on our business, results of operations and financial condition.

Please see Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended August 26, 2023 for an additional discussion of risks and potential risks of inflation and adverse economic conditions on our business, financial condition and results of operations.

Results of Operations

The following table presents certain selected financial data, including the percentage of revenues represented by each item, for the thirteen weeks ended November 25, 2023 and November 26, 2022.

	Thirteen Weeks Ended
(In thousands, except percentages)	November 25, 2023	% of Revenues	November 26, 2022	% of Revenues	% Change
Revenues	$593,525	100.0%	$541,798	100.0%	9.5%

Operating expenses:
Cost of revenues (1)	383,796	64.7	353,972	65.3	8.4
Selling and administrative expenses (1)	122,859	20.7	117,363	21.7	4.7
Depreciation and amortization	33,733	5.7	27,045	5.0	24.7
Total operating expenses	540,388	91.0	498,380	92.0	8.4
Operating income	53,137	9.0	43,418	8.0	22.4
Other income, net	(2,118)	(0.4)	(1,978)	(0.4)	7.1
Income before income taxes	55,255	9.3	45,396	8.4	21.7
Provision for income taxes	12,930	2.2	11,439	2.1	13.0
Net income	$42,325	7.1%	$33,957	6.3%	24.6%
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

Our operating results are also directly impacted by the costs of the gasoline used to fuel our vehicles and the natural gas or other sources of energy used to operate our plants. Our operating margins have been, and may continue to be, adversely impacted by volatility in energy prices. In addition, as described above, the current inflationary environment has had a negative impact on our margins, and could continue to pressure our margins in future periods.

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

In fiscal 2018, we initiated a multiyear CRM project to further develop, implement and deploy a third-party software application we licensed. This new solution is intended to improve functionality, capability and information flow as well as increase automation for our operations in servicing our customers. We began deployment of our new CRM project during the second half of fiscal 2021 and concluded the deployment to our U.S. locations in the first quarter of fiscal 2024. We are depreciating this system over a 10-year life and recognized $0.8 million of amortization expense during each of the thirteen weeks ended November 25, 2023 and November 26, 2022, respectively.

In fiscal 2022, we initiated a multiyear ERP project that we currently anticipate will continue through 2027, with early phases focused on master data management and finance capabilities followed by subsequent phases with a strong focus on supply chain and procurement automation and technology. We believe that this initiative will become the core of the UniFirst systems technology footprint and will integrate and complement the capabilities of the CRM system. We expect the ERP system and the new supply chain and procurement capabilities that it will provide to enable lower operating costs and reduced customer churn. Such benefits are expected to be delivered through enhanced inventory utilization and vendor management, improved response times to customer orders and more efficient back-end processes. These capabilities will allow us to more effectively respond to and mitigate the types of supply chain challenges that we experienced during the COVID-19 pandemic and that we continue to experience primarily as a result of the current inflationary environment.

We refer to our CRM and ERP projects together as our “Key Initiatives”. For the thirteen weeks ended November 25, 2023, we incurred $1.0 million and $1.9 million of costs related to these projects, respectively, for a total of $2.9 million directly attributable to our Key Initiatives. As of November 25, 2023, we had capitalized $45.7 million related to our CRM project and $4.5 million related to our ERP project. For the first quarter of fiscal 2023, our “Key Initiatives” also included our UniFirst brand project, which concluded in fiscal 2023.

On October 24, 2023, our Board of Directors authorized a new share repurchase program to repurchase up to $100.0 million of our outstanding shares of Common Stock, inclusive of the amount which remained available under the existing share repurchase program approved on October 18, 2021. Repurchases from time to time under the new program, if any, will be made in either the open market or in privately negotiated transactions. The timing, manner, price and amount of any repurchases depend on a variety of factors, including economic and market conditions, our stock price, corporate liquidity requirements and priorities, applicable legal requirements and other factors. The share repurchase program may be funded using available cash or capacity under our Credit Agreement (as defined below) and may be suspended or discontinued at any time. During the thirteen weeks ended November 25, 2023, we repurchased 1,500 shares for an average price per share of $170.07 under the share repurchase program. During the thirteen weeks ended November 26, 2022, we did not repurchase any shares. As of November 25, 2023, we had $99.7 million remaining under our share repurchase program.

On March 13, 2023, we completed our acquisition of the business and certain real estate assets of Clean from Clean Holdco, Inc. and certain of its affiliates for an aggregate purchase price of approximately $299.1 million, net of cash acquired. Clean was a uniform, workwear and facility service program provider with 11 locations covering Missouri, Illinois, Arkansas, Kansas and Oklahoma. The results of operations from Clean were included in our results under the Core Laundry Operations segments subsequent to the acquisition date of March 13, 2023. We paid for the acquisition of Clean with cash on hand and borrowings under the Credit Agreement, which we repaid in full during the third quarter of fiscal 2023.

Thirteen weeks ended November 25, 2023 compared with thirteen weeks ended November 26, 2022

Revenues

(In thousands, except percentages)	November 25, 2023	November 26, 2022	Dollar Change	Percent Change
Core Laundry Operations	$523,989	$477,398	$46,591	9.8%
Specialty Garments	44,669	44,079	590	1.3%
First Aid	24,867	20,321	4,546	22.4%
Total consolidated revenues	$593,525	$541,798	$51,727	9.5%

The increase in consolidated revenues of 9.5% during the thirteen weeks ended November 25, 2023 compared to the prior year comparable period was due primarily to growth in our Core Laundry Operations of 9.8%. The increase in our Core Laundry Operations was due to organic growth of 5.2%, the effect of Canadian dollar exchange rate changes on our revenues of (0.2)%, and acquisition related growth of 4.8%. The Core Laundry Operations strong organic growth rate was primarily the result of pricing efforts over the last year to share with our customers the cost increases that we have incurred due to the ongoing inflationary environment and solid new account sales. The impact on our revenues from acquisitions was primarily the result of our acquisition of Clean, which was completed on March 13, 2023.

In the thirteen weeks ended November 25, 2023, Specialty Garments revenues slightly increased compared to the prior year comparable period due primarily to growth in our cleanroom operations. First Aid revenues in the same period increased 22.4% compared to the prior year comparable period with both the van and wholesale distribution businesses contributing to the growth.

Cost of revenues

(In thousands, except percentages)	November 25, 2023	November 26, 2022	Dollar Change	Percent Change
Cost of revenues	$383,796	$353,972	$29,824	8.4%
% of Revenues	64.7%	65.3%

The increase in consolidated cost of revenues of 8.4% during the thirteen weeks ended November 25, 2023 compared to the prior year comparable period was due primarily to the impact of revenue growth mentioned above. While overall cost of revenues increased, cost of revenues as a percentage of revenues decreased due primarily to lower merchandise costs as a percentage of revenue as well as lower fleet and energy costs.

Selling and administrative expenses

(In thousands, except percentages)	November 25, 2023	November 26, 2022	Dollar Change	Percent Change
Selling and administrative expenses	$122,859	$117,363	$5,496	4.7%
% of Revenues	20.7%	21.7%

The increase in selling and administrative costs of 4.7% during the thirteen weeks ended November 25, 2023 compared to the prior year comparable period was due primarily to $6.4 million of additional costs from the Clean acquisition and continued investments we have made in our corporate capabilities over the last year. The increase in costs were partially offset by a decrease in spending on our Key Initiatives from $10.0 million in the first quarter of fiscal 2023 to $2.9 million in the first quarter of fiscal 2024.

Depreciation and amortization

(In thousands, except percentages)	November 25, 2023	November 26, 2022	Dollar Change	Percent Change
Depreciation and amortization	$33,733	$27,045	$6,688	24.7%
% of Revenues	5.7%	5.0%

Depreciation and amortization expense increased by 24.7% during the thirteen weeks ended November 25, 2023 compared to the prior year comparable period due primarily to continued investment in our systems and technology capabilities and infrastructure to support our future growth. Also contributing to this increase was $3.6 million of depreciation and amortization related to the Clean acquisition in the first quarter of fiscal 2024, of which $2.4 million was intangibles amortization.

Operating income

For the thirteen weeks ended November 25, 2023 and November 26, 2022, changes in our revenues and costs as discussed above resulted in the following changes in our operating income and margin:

(In thousands, except percentages)	November 25, 2023	November 26, 2022	Dollar Change	Percent Change
Core Laundry Operations	$42,091	$33,831	$8,260	24.4%
Specialty Garments	12,117	10,183	1,934	19.0%
First Aid	(1,071)	(596)	(475)	79.7%
Operating income	$53,137	$43,418	$9,719	22.4%
Operating income margin	9.0%	8.0%

Other income, net

(In thousands, except percentages)	November 25, 2023	November 26, 2022	Dollar Change	Percent Change
Interest income, net	$(2,834)	$(2,769)	$(65)	2.3%
Other expense, net	716	791	(75)	(9.5)%
Total other income, net	$(2,118)	$(1,978)	$(140)	7.1%

Other income, net during the thirteen weeks ended November 25, 2023 remained relatively consistent with the prior year comparable period. The thirteen weeks ended November 25, 2023 benefited from $2.1 million of interest income recorded in the period as a result of a tax dispute we were able to favorably resolve, which was offset by lower interest expense in the quarter due to lower cash reserves subsequent to our acquisition of Clean in the prior year.

Provision for income taxes

(In thousands, except percentages)	November 25, 2023	November 26, 2022	Dollar Change	Percent Change
Provision for income taxes	$12,930	$11,439	$1,491	13.0%
Effective income tax rate	23.4%	25.2%

The decrease in the effective tax rate for the thirteen weeks ended November 25, 2023 as compared to the corresponding period in the prior year was primarily due to the release of certain tax reserves and a U.S. state legislative change enacted during the first quarter of fiscal 2024.

Liquidity and Capital Resources

General

Cash and cash equivalents and short-term investments totaled $88.8 million as of November 25, 2023, a decrease of $0.8 million from $89.6 million as of August 26, 2023. The decrease in cash and cash equivalents and short-term investments was largely driven by our continued investment in our business with capital expenditures. We generated $45.7 million and $27.7 million in cash from operating activities in the thirteen weeks ended November 25, 2023 and November 26, 2022, respectively. The increase was primarily due to increased profitability. During the thirteen weeks ended November 25, 2023, we continued to invest in our business with capital expenditures totaling $39.1 million.

Pursuant to share repurchase programs approved by our Board of Directors on October 24, 2023, we repurchased 1,500 shares of our Common Stock for an aggregate of approximately $0.3 million during the thirteen weeks ended November 25, 2023.

We believe, although there can be no assurance, that our current cash, cash equivalents and short-term investments balances, our cash generated from future operations and amounts available under our Credit Agreement (as defined below) will be sufficient to meet our current anticipated working capital and capital expenditure requirements for at least the next 12 months and will enable us to manage the impacts of inflation and address related liquidity needs.

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

Sources and uses of cash flows for the thirteen weeks ended November 25, 2023 and November 26, 2022, respectively, are summarized as follows:

(In thousands, except percentages)	November 25, 2023	November 26, 2022	Dollar Change	Percent Change
Net cash provided by operating activities	$45,670	$27,698	$17,972	64.9%
Net cash used in investing activities	(39,621)	(152,360)	112,739	(74.0)%
Net cash used in financing activities	(8,116)	(7,596)	(520)	6.8%
Effect of exchange rate changes	4	33	(29)	(87.9)%
Net decrease in cash and cash equivalents	$(2,063)	$(132,225)	$130,162	(98.4)%

Net Cash Provided by Operating Activities

The net cash provided by operating activities during the thirteen weeks ended November 25, 2023 increased as compared to the prior year comparable period due to our improved profitability and benefit of depreciation and amortization as well as positive impacts from rental merchandise in service of $11.6 million and receivables of $3.3 million. These increases were partially offset by a decrease in accounts payable of $7.1 million and inventory of $8.3 million.

The positive impact from merchandise in service was due primarily to a focused effort on managing our inventory balances in the current year and our balance sheet position continuing to normalize coming out of the COVID-19 pandemic. The positive impact from receivables was due primarily to a focused effort on collections and timing. The negative impact on accounts payable was due primarily to timing. The decrease in inventories was due primarily to elevated inventories in the prior year attributable to pandemic supply chain disruption that has improved over the past twelve months.

Net Cash Used in Investing Activities

The net cash used in investing activities during the thirteen weeks ended November 25, 2023 decreased as compared to the prior year comparable period due to reduced investment of purchases of certificates of deposit, net of maturing certificates of deposit, of $105.8 million and no acquisition activity during the period.

Net Cash Used in Financing Activities

Cash used in financing activities during the thirteen weeks ended November 25, 2023 remained relatively consistent with the prior year comparable period.

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

On March 9, 2023, we exercised the accordion feature of the Credit Agreement pursuant to an amendment to the Credit Agreement. The exercise of the accordion feature increased the aggregate commitments under the Credit Agreement by $100.0 million, for a total aggregate commitment of up to $275.0 million. In addition, the amendment provided for the replacement of LIBOR with SOFR such that borrowings are based on, at our election, the SOFR rate or a base rate, plus in each case a spread based on our consolidated funded debt ratio. The amendment also refreshed the accordion feature, so that, provided there is no default or event of default under the Credit Agreement and we are in compliance with our financial covenants on a pro forma basis, we may request an increase in the aggregate commitments under the Credit Agreement (in the form of revolving or term tranches) of up to an additional $100.0 million, for a total aggregate commitment of up to $375.0 million. Availability of credit requires compliance with certain financial and other covenants, including a maximum consolidated funded debt ratio and minimum consolidated interest coverage ratio as defined in the Credit Agreement. We test our compliance with these financial covenants on a fiscal quarterly basis. As of November 25, 2023, the interest rates applicable to our borrowings under the Credit Agreement would be calculated as SOFR plus 1.00% at the time of the respective borrowing.

As of November 25, 2023, we had no outstanding borrowings and had outstanding letters of credit amounting to $62.4 million, leaving $212.6 million available for borrowing under the Credit Agreement.

As of November 25, 2023, we were in compliance with all covenants under the Credit Agreement.

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

As of November 25, 2023, we had forward contracts with a notional value of approximately 5.0 million CAD outstanding and recorded the fair value of the contracts of $0.2 million in prepaid expenses and other current assets with a corresponding gain of $0.1 million in accumulated other comprehensive loss, which was recorded net of tax. During the thirteen weeks ended November 25, 2023, we reclassified a nominal amount from accumulated other comprehensive loss to revenue related to the derivative financial instruments. The gain on these forward contracts that results in a decrease to accumulated other comprehensive loss as of November 25, 2023 is expected to be reclassified to revenues prior to their maturity on August 29, 2026.

Environmental and Legal Contingencies

We are subject to various federal, state and local laws and regulations governing, among other things, air emissions, waste water discharges, and the generation, handling, storage, transportation, treatment and disposal of hazardous wastes and other substances. In particular, industrial laundries currently use and must dispose of detergent wastewater and other residues, and, in the past, used perchloroethylene and other dry-cleaning solvents. We are attentive to the environmental concerns surrounding the disposal of these materials and have, through the years, taken measures to avoid their improper disposal. We have settled, or contributed to the settlement of, past actions or claims brought against us relating to the disposal of hazardous materials at several sites and there can be no assurance that we will not have to expend material amounts to remediate the consequences of any such disposal in the future.

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

There is usually a range of reasonable estimates of the costs associated with each site. In accordance with U.S. GAAP, our accruals represent the amount within the range that we believe is the best estimate or the low end of a range of estimates if no point within the range is a better estimate. When we believe that both the amount of a particular liability and the timing of the payments are reliably determinable, we adjust the cost in current dollars using a rate of 3% for inflation until the time of expected payment and discount the cost to present value using current risk-free interest rates. As of November 25, 2023, the risk-free interest rates we utilized ranged from 4.60% to 4.79%.

For environmental liabilities that have been discounted, we include interest accretion, based on the effective interest method, in selling and administrative expenses on the Consolidated Statements of Income. The changes to the amounts of our environmental liabilities for the thirteen weeks ended November 25, 2023 were as follows (in thousands):

November 25, 2023
Balance as of August 26, 2023	$30,029
Costs incurred for which reserves have been provided	(302)
Insurance proceeds	17
Interest accretion	316
Changes in discount rates	(584)
Revisions in estimates	(2)
Balance as of November 25, 2023	$29,474

Anticipated payments and insurance proceeds relating to currently identified environmental remediation liabilities as of November 25, 2023, for the next five fiscal years and thereafter, as measured in current dollars, are reflected below.

(In thousands)	2024	2025	2026	2027	2028	Thereafter	Total
Estimated costs – current dollars	$13,763	$2,651	$1,442	$1,270	$972	$14,617	$34,715
Estimated insurance proceeds	(180)	(195)	(159)	(173)	(9)	(230)	(946)
Net anticipated costs	$13,583	$2,456	$1,283	$1,097	$963	$14,387	$33,769
Effect of inflation							9,541
Effect of discounting							(13,836)
Balance as of November 25, 2023							$29,474

Estimated insurance proceeds are primarily received from an annuity received as part of our legal settlement with an insurance company. Annual proceeds of approximately $0.3 million are deposited into an escrow account which funds remediation and monitoring costs for two sites related to our former operations. Annual proceeds received but not expended in the current year accumulate in this account and may be used in future years for costs related to this site through the year 2027. As of November 25, 2023, the balance in this escrow account, which is held in a trust and is not recorded in our Consolidated Balance Sheet, was approximately $5.2 million. Also included in estimated insurance proceeds are amounts we are entitled to receive pursuant to legal settlements as reimbursements from three insurance companies for estimated costs at one of our sites.

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

From time to time, we are also subject to legal and regulatory proceedings and claims arising from the conduct of our business operations, including but not limited to, personal injury claims, customer contract matters, employment claims and environmental matters as described above.

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

Contractual Obligations and Other Commercial Commitments

As of November 25, 2023, there were no material changes to our contractual obligations that were disclosed in our Annual Report on Form 10-K for the year ended August 26, 2023. As of November 25, 2023, we did not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

See Note 2, “Recent Accounting Pronouncements” to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for more information on recently implemented and issued accounting standards.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

We have determined that all of our foreign subsidiaries operate primarily in local currencies that represent the functional currencies of such subsidiaries. All assets and liabilities of our foreign subsidiaries are translated into U.S. dollars using the exchange rate prevailing at the balance sheet date. The effects of exchange rate fluctuations on the translation of assets and liabilities are recorded as a component of shareholders’ equity. Revenues and expenses are translated at the average exchange rates in effect during each month of the fiscal year. As such, our financial condition and operating results are affected by fluctuations in the value of the U.S. dollar as compared to currencies in foreign countries. Revenues denominated in currencies other than the U.S. dollar represented approximately 6.7% of total consolidated revenues for the thirteen weeks ended November 25, 2023. Total assets denominated in currencies other than the U.S. dollar represented approximately 6.7% and 6.6% of total consolidated assets as of November 25, 2023 and August 26, 2023, respectively. If exchange rates had increased or decreased by 10% from the actual rates in effect during the thirteen weeks ended November 25, 2023, our revenues would have increased or decreased by $4.9 million and total assets as of November 25, 2023 would have increased or decreased by approximately $17.4 million.

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

As of November 25, 2023, we had forward contracts with a notional value of approximately 5.0 million CAD outstanding and recorded the fair value of the contracts of $0.2 million in prepaid expenses and other current assets with a corresponding gain of $0.1 million in accumulated other comprehensive loss, which was recorded net of tax. During the thirteen weeks ended November 25, 2023, we reclassified a nominal amount from accumulated other comprehensive loss to revenue related to the derivative financial instruments. The gain on these forward contracts that resulted in a decrease to accumulated other comprehensive loss as of November 25, 2023 is expected to be reclassified to revenues prior to their maturity on August 29, 2026.

Other than the forward contracts, discussed above, we do not operate a hedging program to mitigate the effect of a significant change in the value of the functional currencies of our foreign subsidiaries, which include the Canadian dollar, euro, British pound, Mexican peso and Nicaraguan cordoba, as compared to the U.S. dollar. Any losses or gains resulting from unhedged foreign currency transactions, including exchange rate fluctuations on intercompany accounts are reported as transaction losses (gains) in our other income, net. The intercompany payables and receivables are denominated in Canadian dollars, euros, British pounds, Mexican pesos and Nicaraguan cordobas. During the thirteen weeks ended November 25, 2023, transaction gains of $0.4 million were included in other income. If exchange rates had increased or decreased by 10% during the thirteen weeks ended November 25, 2023, we would have recognized exchange gains or losses of approximately $0.8 million.

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

Please see Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended August 26, 2023 for an additional discussion of risks and potential risks on our business, financial performance and the market price of our Common Stock.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, solely as a result of the material weakness previously identified by management and described in our Annual Report on Form 10-K for the year ended August 26, 2023, our disclosure controls and procedures were not effective to ensure that material information relating to the Company required to be disclosed by the Company in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply our judgment in designing and evaluating the controls and procedures. We continue to review our disclosure controls and procedures, and our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Control over Financial Reporting

Other than the remediation measures with respect to the material weakness described below, there were no changes in our internal control over financial reporting during the first quarter of fiscal 2024 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Previously Identified Material Weakness

As described in Part II, Item 9A of our Annual Report on Form 10-K for fiscal 2023, we previously identified a material weakness related to certain ineffective information technology general controls (“ITGCs”) supporting the manage change and manage access processes that were not designed and operating effectively as of the date of management’s assessment. These deficiencies relate to our CRM system that we are in the process of deploying and affect revenue and receivables as well as a group of legacy applications which affect revenue and receivables, supply inventory and merchandise in service. Our business process controls within the revenue and accounts receivable process and inventory and merchandise in service process, both automated and manual, that are dependent on the completeness and accuracy of the information derived from the affected IT system were also deemed ineffective because they could have been adversely impacted.

Remediation

Our management is committed to maintaining a strong internal control environment. In response to the material weakness described above, management is continuing to take actions to remediate the material weakness.

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

Our Chief Executive Officer and Chief Financial Officer have certified in certifications furnished with this Quarterly Report on Form 10-Q that, to the best of their knowledge, the information contained in this Quarterly Report on Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company as of, and for, the periods presented in this Quarterly Report on Form 10-Q.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are subject to legal proceedings and claims arising from the current conduct of our business operations, including but not limited to, personal injury, customer contract, employment claims and environmental and tax matters as described in our Consolidated Financial Statements. We maintain insurance coverage providing indemnification against many of such claims, and we do not expect that we will sustain any material loss as a result thereof. Refer to Note 12, “Commitments and Contingencies,” to the Consolidated Financial Statements, as well as Part II, Item 1A. “Risk Factors” below, for further discussion.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended August 26, 2023, which could materially affect our business, financial condition, and future results. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and operating results. Except to the extent previously updated or to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors (including, without limitation, the matters discussed in Part I, Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations”), there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended August 26, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table provides information about repurchases of our equity securities during the thirteen weeks ended November 25, 2023:

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share(1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs(1)
August 27, 2023 - September 23, 2023	—	$—	—	$63,640,769
September 24, 2023 - October 21, 2023	—	$—	—	$63,640,769
October 22, 2023 - November 25, 2023	1,500	$170.09	1,500	$99,744,869
Total	1,500		1,500
(1)
On October 24, 2023, our Board of Directors authorized a new share repurchase program to repurchase from time to time up to $100.0 million of its outstanding shares of Common Stock, inclusive of the amount which remained available under the existing share repurchase program approved on October 18, 2021. Repurchases made from time to time under the new program, if any, will be made in either the open market or in privately negotiated transactions. The timing, manner, price and amount of any repurchase will depend on a variety of factors, including economic and market conditions, the Company stock price, corporate liquidity requirements and priorities, applicable legal requirements and other factors. The share repurchase program has been funded to date using our available cash and may be suspended or discontinued at any time.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

On November 7, 2023, William M. Ross, Executive Vice President, Operations of the Company, adopted a trading arrangement for the sale of the Company’s Common Stock (the “Rule 10b5-1 Trading Plan”) that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c). The Rule 10b5-1 Trading Plan, which has a term expiring on December 31, 2024, provides for the sale of up to 4,000 shares of Common Stock pursuant to the terms of the plan.

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

101

The following financial information from UniFirst Corporation Quarterly Report on Form 10-Q for the quarter ended November 25, 2023 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101) (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UniFirst Corporation

January 4, 2024	By:	/s/ Steven S. Sintros
Steven S. Sintros
President and Chief Executive Officer

January 4, 2024	By:	/s/ Shane O’Connor
Shane O’Connor
Executive Vice President and Chief Financial Officer