Form 10-Q
period 2024-02-24
UNIFIRST CORP
filed 2024-04-04
CIK 717954

u

United States

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 24, 2024

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

The number of outstanding shares of UniFirst Corporation Common Stock and Class B Common Stock as of March 28, 2024 were 15,068,056 and 3,590,295, respectively.

UniFirst Corporation

Quarterly Report on Form 10-Q

For the Thirteen and Twenty-Six Weeks Ended February 24, 2024

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Statements of Income

UniFirst Corporation and Subsidiaries

(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(In thousands, except per share data)	February 24, 2024	February 25, 2023	February 24, 2024	February 25, 2023
Revenues	$590,711	$542,691	$1,184,236	$1,084,489

Operating expenses:
Cost of revenues (1)	396,191	369,896	779,987	723,868
Selling and administrative expenses (1)	131,417	122,190	254,276	239,553
Depreciation and amortization	35,160	29,895	68,893	56,940
Total operating expenses	562,768	521,981	1,103,156	1,020,361
Operating income	27,943	20,710	81,080	64,128

Other (income) expense:
Interest income, net	(350)	(3,031)	(3,184)	(5,800)
Other expense, net	575	114	1,291	905
Total other expense (income), net	225	(2,917)	(1,893)	(4,895)
Income before income taxes	27,718	23,627	82,973	69,023
Provision for income taxes	7,261	5,817	20,191	17,256
Net income	$20,457	$17,810	$62,782	$51,767

Income per share – Basic:
Common Stock	$1.14	$0.99	$3.49	$2.88
Class B Common Stock	$0.91	$0.79	$2.79	$2.31

Income per share – Diluted:
Common Stock	$1.09	$0.95	$3.35	$2.76

Income allocated to – Basic:
Common Stock	$17,188	$14,962	$52,754	$43,488
Class B Common Stock	$3,269	$2,848	$10,028	$8,279

Income allocated to – Diluted:
Common Stock	$20,457	$17,810	$62,782	$51,767

Weighted average shares outstanding – Basic:
Common Stock	15,106	15,087	15,110	15,084
Class B Common Stock	3,590	3,590	3,590	3,590

Weighted average shares outstanding – Diluted:
Common Stock	18,754	18,767	18,758	18,757

(1)
Exclusive of depreciation on the Company’s property, plant and equipment and amortization on its intangible assets.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income

UniFirst Corporation and Subsidiaries

(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(In thousands)	February 24, 2024	February 25, 2023	February 24, 2024	February 25, 2023
Net income	$20,457	$17,810	$62,782	$51,767
Other comprehensive income (loss):
Foreign currency translation adjustments	919	(1,473)	768	(3,251)
Change in fair value of derivatives, net of income taxes	(34)	59	(46)	111
Other comprehensive income (loss)	885	(1,414)	722	(3,140)
Comprehensive income	$21,342	$16,396	$63,504	$48,627

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Balance Sheets

UniFirst Corporation and Subsidiaries

(Unaudited)

(In thousands, except share and par value data)	February 24, 2024	August 26, 2023
Assets
Current assets:
Cash and cash equivalents	$90,538	$79,443
Short-term investments	11,392	10,157
Receivables, less reserves of $21,978 and $17,185	291,784	279,078
Inventories	158,279	148,334
Rental merchandise in service	241,340	248,323
Prepaid taxes	9,563	20,907
Prepaid expenses and other current assets	61,582	53,876
Total current assets	864,478	840,118
Property, plant and equipment, net	772,223	756,540
Goodwill	648,829	647,900
Customer contracts, net	94,335	103,452
Other intangible assets, net	38,143	42,166
Deferred income taxes	617	567
Operating lease right-of-use assets, net	69,726	62,565
Other assets	132,602	116,667
Total assets	$2,620,953	$2,569,975
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$86,318	$92,730
Accrued liabilities	158,478	156,408
Accrued taxes	—	352
Operating lease liabilities, current	18,068	17,739
Total current liabilities	262,864	267,229
Accrued liabilities	123,446	121,682
Accrued and deferred income taxes	131,248	130,084
Operating lease liabilities	53,710	47,020
Total liabilities	571,268	566,015
Commitments and contingencies (Note 12)
Shareholders’ equity:
Preferred Stock, $1.00 par value; 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $0.10 par value; 30,000,000 shares authorized; 15,086,572 and 15,104,317 shares issued and outstanding as of February 24, 2024 and August 26, 2023, respectively	1,509	1,510
Class B Common Stock, $0.10 par value; 20,000,000 shares authorized; 3,590,295 and 3,590,295 shares issued and outstanding as of February 24, 2024 and August 26, 2023, respectively	359	359
Capital surplus	101,197	99,303
Retained earnings	1,969,659	1,926,549
Accumulated other comprehensive loss	(23,039)	(23,761)
Total shareholders’ equity	2,049,685	2,003,960
Total liabilities and shareholders’ equity	$2,620,953	$2,569,975

The accompanying notes are an integral part of these Consolidated Financial Statements

Consolidated Statements of Shareholders’ Equity

UniFirst Corporation and Subsidiaries

(Unaudited)

(In thousands)	Common Shares	Class B Common Shares	Common Stock	Class B Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance, August 27, 2022	15,075	3,590	$1,508	$359	$93,131	$1,845,163	$(24,290)	$1,915,871
Net income	—	—	—	—	—	33,957	—	33,957
Change in fair value of derivatives (1)	—	—	—	—	—	—	52	52
Foreign currency translation	—	—	—	—	—	—	(1,778)	(1,778)
Dividends declared Common Stock ($0.31 per share)	—	—	—	—	—	(4,680)	—	(4,680)
Dividends declared Class B Common Stock ($0.248 per share)	—	—	—	—	—	(890)	—	(890)
Share-based compensation, net (2)	—	—	—	—	(567)	—	—	(567)
Share-based awards exercised, net (1)	20	—	1	—	—	—	—	1
Balance, November 26, 2022	15,095	3,590	$1,509	$359	$92,564	$1,873,550	$(26,016)	$1,941,966
Net income	—	—	—	—	—	17,810	—	17,810
Change in fair value of derivatives (1)	—	—	—	—	—	—	59	59
Foreign currency translation	—	—	—	—	—	—	(1,473)	(1,473)
Dividends declared Common Stock ($0.31 per share)	—	—	—	—	—	(4,682)	—	(4,682)
Dividends declared Class B Common Stock ($0.248 per share)	—	—	—	—	—	(890)	—	(890)
Share-based compensation, net (2)	—	—	—	—	2,297	—	—	2,297
Share-based awards exercised, net (1)	8	—	1	—	—	—	—	1
Balance, February 25, 2023	15,103	3,590	$1,510	$359	$94,861	$1,885,788	$(27,430)	$1,955,088

(In thousands)	Common Shares	Class B Common Shares	Common Stock	Class B Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance, August 26, 2023	15,104	3,590	$1,510	$359	$99,303	$1,926,549	$(23,761)	$2,003,960
Net income	—	—	—	—	—	42,325	—	42,325
Change in fair value of derivatives (1)	—	—	—	—	—	—	(12)	(12)
Foreign currency translation	—	—	—	—	—	—	(151)	(151)
Dividends declared Common Stock ($0.33 per share)	—	—	—	—	—	(4,993)	—	(4,993)
Dividends declared Class B Common Stock ($0.264 per share)	—	—	—	—	—	(948)	—	(948)
Repurchase of Common Stock	(2)	—	—	—	(10)	(245)	—	(255)
Share-based compensation, net (2)	—	—	—	—	244	—	—	244
Share-based awards exercised, net (1)	26	—	3	—	—	—	—	3
Balance, November 25, 2023	15,128	3,590	$1,513	$359	$99,537	$1,962,688	$(23,924)	$2,040,173
Net income	—	—	—	—	—	20,457	—	20,457
Change in fair value of derivatives (1)	—	—	—	—	—	—	(34)	(34)
Foreign currency translation	—	—	—	—	—	—	919	919
Dividends declared Common Stock ($0.33 per share)	—	—	—	—	—	(4,976)	—	(4,976)
Dividends declared Class B Common Stock ($0.264 per share)	—	—	—	—	—	(948)	—	(948)
Repurchase of Common Stock	(45)	—	(4)	—	(298)	(7,562)	—	(7,864)
Share-based compensation, net (2)	—	—	—	—	1,958	—	—	1,958
Share-based awards exercised, net (1)	4	—	—	—	—	—	—	—
Balance, February 24, 2024	15,087	3,590	$1,509	$359	$101,197	$1,969,659	$(23,039)	$2,049,685
(1)
These amounts are shown net of the effect of income taxes.
(2)
These amounts are shown net of any shares withheld by the Company to satisfy certain tax withholding obligations in connection with the vesting of certain restricted stock units.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statements of Cash Flows

UniFirst Corporation and Subsidiaries

(Unaudited)

Twenty-Six Weeks Ended (in thousands)	February 24, 2024	February 25, 2023
Cash flows from operating activities:
Net income	$62,782	$51,767
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization (1)	68,893	56,940
Share-based compensation	4,842	4,533
Accretion on environmental contingencies	632	518
Accretion on asset retirement obligations	467	458
Deferred income taxes	897	1,080
Other	963	119
Changes in assets and liabilities, net of acquisitions:
Receivables, less reserves	(12,574)	(27,636)
Inventories	(9,935)	683
Rental merchandise in service	7,127	(13,592)
Prepaid expenses and other current assets and Other assets	(14,036)	(4,459)
Accounts payable	(8,035)	(900)
Accrued liabilities	(6,205)	(17,072)
Prepaid and accrued income taxes	10,907	11,730
Net cash provided by operating activities	106,725	64,169

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	—	(7,059)
Capital expenditures, including capitalization of software costs	(72,902)	(74,847)
Purchases of investments	(11,394)	(107,000)
Maturities of investments	10,217	6,000
Proceeds from sale of assets	632	345
Net cash used in investing activities	(73,447)	(182,561)

Cash flows from financing activities:
Proceeds from exercise of share-based awards	3	3
Taxes withheld and paid related to net share settlement of equity awards	(2,638)	(2,802)
Repurchase of Common Stock	(8,119)	—
Payment of cash dividends	(11,512)	(10,954)
Net cash used in financing activities	(22,266)	(13,753)

Effect of exchange rate changes	83	(156)

Net increase (decrease) in cash and cash equivalents	11,095	(132,301)
Cash and cash equivalents at beginning of period	79,443	376,399
Cash and cash equivalents at end of period	$90,538	$244,098

Supplemental disclosure of cash flow information:
Non-cash capital expenditures	8,928	8,250

(1)
Depreciation and amortization for the twenty-six weeks ended February 24, 2024 and 2023 included approximately $9.2 million and $5.1 million, respectively, of non-cash amortization expense recognized on acquisition-related intangible assets.

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

2. Recent Accounting Pronouncements

In October 2021, the Financial Accounting Standards Board (“FASB”) issued updated guidance to improve the accounting for acquired revenue contracts with customers in a business combination. The Company adopted this guidance on August 27, 2023. The adoption of this guidance did not have a material impact on its financial statements.

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

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the SEC have not had, or are not believed by management to have, a material impact on the Company’s present or future financial statements.

3. Revenue Recognition

The following table presents the Company’s revenues for the thirteen and twenty-six weeks ended February 24, 2024 and February 25, 2023, respectively, disaggregated by service type:

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
	February 24, 2024		February 25, 2023		February 24, 2024		February 25, 2023
(In thousands, except percentages)	Revenues	% of Revenues	Revenues	% of Revenues	Revenues	% of Revenues	Revenues	% of Revenues
Core Laundry Operations	$522,420	88.4%	$477,050	87.9%	$1,046,409	88.4%	$954,448	88.0%
Specialty Garments	43,462	7.4%	42,127	7.8%	88,131	7.4%	86,206	8.0%
First Aid	24,829	4.2%	23,514	4.3%	49,696	4.2%	43,835	4.0%
Total revenues	$590,711	100.0%	$542,691	100.0%	$1,184,236	100.0%	$1,084,489	100.0%

See Note 16, “Segment Reporting” for additional details of segment definitions.

Revenue Recognition Policy

During the thirteen weeks ended February 24, 2024 and February 25, 2023, approximately 84.0% and 84.1%, respectively, of the Company’s revenues were derived from fees for route servicing of the Core Laundry Operations, Specialty Garments, and First Aid segments performed by the Company’s employees at each customer’s location of business. During the twenty-six weeks ended February 24, 2024 and February 25, 2023, approximately 84.2% and 84.3%, respectively, of the Company’s revenues were derived from fees for route servicing of the Core Laundry Operations, Specialty Garments, and First Aid segments performed by the Company’s employees at each customer’s location of business. Revenues from the Company’s route servicing customer contracts represent a single performance obligation. The Company recognizes these revenues over time as services are performed based on the nature of services provided and contractual rates (input method). Certain of the Company’s customer contracts, primarily within the Company’s Core Laundry Operations, include pricing terms and conditions that include components of variable consideration. The variable consideration is typically in the form of consideration due to customer-based performance metrics specified within the contract. Specifically, some contracts contain discounts or rebates that the customer can earn through the achievement of specified volume levels. Each component of variable consideration is earned based on the Company’s actual performance during the measurement period specified within the contract. To determine the transaction price, the Company estimates the variable consideration using the most likely amount method, based on the specific contract provisions and known performance results during the relevant measurement period. When determining if variable consideration should be constrained, the Company considers whether factors outside its control could result in a significant reversal of revenue. In making these assessments, the Company considers the likelihood and magnitude of a potential reversal. The Company’s performance period generally corresponds with the monthly invoice period. No significant constraints on the Company’s revenue recognition were applied during the thirteen and twenty-six weeks ended February 24, 2024 and February 25, 2023. The Company reassesses these estimates during each reporting period. The Company maintains a liability for these discounts and rebates within accrued liabilities on the Consolidated Balance Sheets. Variable consideration also includes consideration paid to a customer at the beginning of a contract. The Company capitalizes this consideration and amortizes it over the life of the contract as a reduction to revenue in accordance with the updated accounting guidance for revenue recognition. These assets are included in other assets on the Consolidated Balance Sheets.

Costs to Obtain a Contract

The Company defers commission expenses paid to its employee-partners when the commissions are deemed to be incremental for obtaining the route servicing customer contract. The deferred commissions are amortized on a straight-line basis over the expected period of benefit. The Company reviews the deferred commission balances for impairment on an ongoing basis. Deferred commissions are classified as current or non-current based on the timing of when the Company expects to recognize the expense. The current portion is included in prepaid expenses and other current assets and the non-current portion is included in other assets on the Company’s Consolidated Balance Sheets. As of February 24, 2024, the current and non-current assets related to deferred commissions totaled $17.3 million and $75.0 million, respectively. As of August 26, 2023, the current and non-current assets related to deferred commissions totaled $16.5 million and $70.4 million, respectively. During the thirteen weeks ended February 24, 2024 and February 25, 2023, the Company recorded $4.5 million and $4.1 million, respectively, of amortization expense related to deferred commissions. During the twenty-six weeks ended February 24, 2024 and February 25, 2023, the Company recorded $8.8 million and $8.1 million, respectively, of amortization expense related to deferred commissions. This expense is classified in selling and administrative expenses on the Consolidated Statements of Income.

4. Acquisitions

Whenever the Company acquires a business, consistent with current accounting guidance, the results of operations of the acquisition are included in the Company’s consolidated financial results from the date of the acquisition. The amount assigned to intangible assets acquired is based on their respective fair values determined as of the acquisition date. The excess of the purchase price over the tangible and intangible assets is recorded as goodwill. Goodwill is allocated to the segment to which the acquisition relates and is deductible for tax purposes. During the twenty-six weeks ended February 24, 2024, the Company did not acquire any businesses.

Clean Uniform

During the third quarter of fiscal 2023, the Company completed the acquisition of the business and certain real estate assets of Clean Uniform (“Clean”) from Clean Holdco, Inc. and certain of its affiliates for an aggregate purchase price of $299.1 million, net of cash acquired. The difference between the cash paid and the total purchase price of $302.4 million represented amounts owed from the seller as a result of final closing adjustments. The acquisition was structured primarily as a stock purchase but was treated as an asset purchase from a tax perspective, which has allowed for a step-up in the tax basis of the assets and provides incremental tax benefits expected to be realized over time with a value of approximately $40 million. Clean was a uniform, workwear and facility service program provider with 11 locations covering Missouri, Illinois, Arkansas, Kansas and Oklahoma. Prior to the closing of the acquisition, neither the Company nor any of its affiliates, or any director or officer of the Company or any of its affiliates, or any associate of any such director or officer, had any material relationship with any of the sellers. The results of operations from Clean are included in the Company’s results under the Core Laundry Operations segments subsequent to the acquisition date of March 13, 2023. The Company paid for the acquisition of Clean with cash on hand and borrowings under the Credit Agreement (defined below).

The Clean acquisition was accounted for using the purchase method of accounting. The Company has measured the fair value of its tangible and intangible assets acquired and liabilities assumed in the Clean acquisition and has finalized the purchase price allocations. The amounts assigned to intangible assets acquired were based on their respective fair values determined as of the acquisition date, which the Company determined by engaging specialists to assist in their valuation. The table below summarizes the final purchase price allocation to the estimated fair value of assets acquired and liabilities assumed at the acquisition date. Goodwill is calculated as the excess of the purchase price over the net assets recognized and represents the estimated future economic benefits arising from expected synergies and growth opportunities for the Company. All of the goodwill and intangible assets were allocated to the Core Laundry Operations segments and are deductible for tax purposes.

The final purchase price allocation is as follows (in thousands):

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

Unaudited pro forma information presents the combined financial results for the Company and Clean as if the acquisition of Clean had occurred on August 28, 2022. The unaudited pro forma revenue of the combined entity for the thirteen and twenty-six weeks ended February 25, 2023 were $565.5 million and $1.1 billion, respectively, reflecting the effects of the Clean acquisition. The effects of the

Clean acquisition on unaudited pro forma net income of the combined entity were not material for the thirteen and twenty-six weeks ended February 25, 2023.

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

All financial assets or liabilities that are measured at fair value on a recurring basis (at least annually) have been segregated into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date. The assets or liabilities measured at fair value on a recurring basis are summarized in the tables below (in thousands):

	February 24, 2024
	Level 1	Level 2	Level 3	Fair Value
Assets:
Short-term investments	$—	$11,392	$—	$11,392
Pension plan assets	—	2,925	—	2,925
Non-qualified deferred compensation plan assets	—	3,015	—	3,015
Foreign currency forward contracts	—	154	—	154
Total assets at fair value	$—	$17,486	$—	$17,486
Liabilities:
Non-qualified deferred compensation plan liability	$—	$1,108	$—	$1,108
Total liabilities at fair value	$—	$1,108	$—	$1,108

	August 26, 2023
	Level 1	Level 2	Level 3	Fair Value
Assets:
Short-term investments	$—	$10,157	$—	$10,157
Pension plan assets	—	2,978	—	2,978
Non-qualified deferred compensation plan assets	—	2,024	—	2,024
Foreign currency forward contracts	—	216	—	216
Total assets at fair value	$—	$15,375	$—	$15,375
Liabilities:
Non-qualified deferred compensation plan liability	$—	$480	$—	$480
Total liabilities at fair value	$—	$480	$—	$480

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

The Company’s foreign currency forward contracts represent contracts the Company has entered into to exchange Canadian dollars for U.S. dollars at fixed exchange rates in order to manage its exposure related to certain forecasted Canadian dollar denominated sales of one of its subsidiaries. These contracts are included in prepaid expenses and other current assets and other long-term assets as of February 24, 2024 and August 26, 2023. The fair value of the forward contracts is based on similar exchange traded derivatives and are, therefore, included within Level 2 of the fair value hierarchy.

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

As of February 24, 2024, the Company had forward contracts with a notional value of approximately 4.5 million CAD outstanding and recorded the fair value of the contracts of $0.2 million, in prepaid expenses and other current assets with a corresponding gain of $0.1 million in accumulated other comprehensive loss, which was recorded net of tax. During the thirteen and twenty-six weeks ended February 24, 2024, the Company reclassified a nominal amount from accumulated other comprehensive loss to revenue related to the derivative financial instruments. The gain on these forward contracts that resulted in a decrease to accumulated other comprehensive loss as of February 24, 2024 is expected to be reclassified to revenues prior to their maturity on August 29, 2026.

7. Employee Benefit Plans

Defined Contribution Retirement Savings Plan

The Company has a defined contribution retirement savings plan with a 401(k) feature for all eligible U.S. and Canadian employees not under collective bargaining agreements. The Company matches a portion of the employee’s contribution and may make an additional contribution at its discretion. Contributions charged to expense under the plan for the thirteen weeks ended February 24, 2024 and February 25, 2023 were $4.8 million and $4.1 million, respectively. Contributions charged to expense under the plan for the twenty-six weeks ended February 24, 2024 and February 25, 2023 were $10.1 million and $9.9 million, respectively.

Pension Plan and Supplemental Executive Retirement Plan

The Company accounts for its pension plan and Supplemental Executive Retirement Plan on an accrual basis over certain employees’ estimated service periods.

The Company maintains an unfunded Supplemental Executive Retirement Plan for certain eligible employees of the Company and one frozen non-contributory defined benefit pension plan. The amounts charged to expense related to these plans were $0.4 million for each of the thirteen weeks ended February 24, 2024 and February 25, 2023. The amounts charged to expense related to these plans were $0.8 million and $0.9 million, respectively, for the twenty-six weeks ended February 24, 2024 and February 25, 2023.

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

The amounts for employee or employer contributions charged to expense related to the NQDC Plan for the thirteen and twenty-six weeks ended February 24, 2024 were $0.2 million and $0.4 million, respectively. The amounts for employee or employer contributions charged to expense related to the NQDC Plan for the thirteen and twenty-six weeks ended February 25, 2023 were $0.1 million and $0.2 million, respectively.

The Company, at its discretion, may also elect to transfer funds to a trust account with the intention to fund the future liability. Total NQDC Plan assets were $3.0 million and $2.0 million as of February 24, 2024 and August 26, 2023, respectively, and are included within other long-term assets in the accompanying Consolidated Balance Sheets. Total NQDC Plan liabilities were $1.1 million and $0.5 million as of February 24, 2024 and August 26, 2023, respectively, and are included within current accrued liabilities in the accompanying Consolidated Balance Sheets.

8. Income Per Share

The Company calculates income per share by allocating income to its unvested participating securities as part of its income per share calculations. The following table sets forth the computation of basic income per share using the two-class method for amounts attributable to the Company’s shares of Common Stock and Class B Common Stock (in thousands, except per share data):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	February 24, 2024	February 25, 2023	February 24, 2024	February 25, 2023
Net income available to shareholders	$20,457	$17,810	$62,782	$51,767
Allocation of net income for Basic:
Common Stock	$17,188	$14,962	$52,754	$43,488
Class B Common Stock	3,269	2,848	10,028	8,279
	$20,457	$17,810	$62,782	$51,767
Weighted average number of shares for Basic:
Common Stock	15,106	15,087	15,110	15,084
Class B Common Stock	3,590	3,590	3,590	3,590
	18,696	18,677	18,700	18,674
Income per share for Basic:
Common Stock	$1.14	$0.99	$3.49	$2.88
Class B Common Stock	$0.91	$0.79	$2.79	$2.31

The Company is required to calculate diluted income per share for Common Stock using the more dilutive of the following two methods:

•
The treasury stock method; or
•
The two-class method assuming a participating security is not exercised or converted.

For the thirteen and twenty-six weeks ended February 24, 2024 and February 25, 2023, the Company’s diluted income per share assumes the conversion of all vested Class B Common Stock into Common Stock and uses the two-class method for its unvested participating shares. The following tables set forth the computation of diluted income per share of Common Stock for the thirteen and twenty-six weeks ended February 24, 2024 and February 25, 2023 (in thousands, except per share data):

	Thirteen Weeks Ended February 24, 2024			Twenty-Six Weeks Ended February 24, 2024
	Earnings to Common Shareholders	Common Shares	Income Per Share	Earnings to Common Shareholders	Common Shares	Income Per Share
As reported - Basic	$17,188	15,106	$1.14	$52,754	15,110	$3.49
Add: effect of dilutive potential common shares
Share-Based Awards	—	58		—	58
Class B Common Stock	3,269	3,590		10,028	3,590
As reported – Diluted	$20,457	18,754	$1.09	$62,782	18,758	$3.35

	Thirteen Weeks Ended February 25, 2023			Twenty-Six Weeks Ended February 25, 2023
	Earnings to Common Shareholders	Common Shares	Income Per Share	Earnings to Common Shareholders	Common Shares	Income Per Share
As reported - Basic	$14,962	15,087	$0.99	$43,488	15,084	$2.88
Add: effect of dilutive potential common shares
Share-Based Awards	—	90		—	83
Class B Common Stock	2,848	3,590		8,279	3,590
As reported – Diluted	$17,810	18,767	$0.95	$51,767	18,757	$2.76

Share-based awards that would result in the issuance of 24,861 and 74,881 shares of Common Stock were excluded from the calculation of diluted income per share for the thirteen and twenty-six weeks ended February 24, 2024, respectively, because they were anti-dilutive. Share-based awards that would result in the issuance of 23,494 and 56,188 shares of Common Stock were excluded from the calculation of diluted income per share for the thirteen and twenty-six weeks ended February 25, 2023, respectively, because they were anti-dilutive.

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

The components of inventory as of February 24, 2024 and August 26, 2023 were as follows (in thousands):

	February 24, 2024	August 26, 2023
Raw materials	$20,567	$25,147
Work in process	3,829	4,444
Finished goods	133,883	118,743
Total inventories	$158,279	$148,334

10. Goodwill and Other Intangible Assets

When the Company acquires a business, the amount assigned to the tangible assets and liabilities and intangible assets acquired is based on their respective fair values determined as of the acquisition date. The excess of the purchase price over the tangible assets and liabilities and intangible assets is recorded as goodwill.

The changes in the carrying amount of goodwill are as follows (in thousands):

Balance as of August 26, 2023	$647,900
Purchase price adjustments recorded during the period	900
Other	29
Balance as of February 24, 2024	$648,829

Intangible assets, net in the Company’s Consolidated Balance Sheets are as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
February 24, 2024
Customer contracts	$314,566	$220,231	$94,335
Software	81,768	48,217	33,551
Other intangible assets	39,832	35,240	4,592
	$436,166	$303,688	$132,478

August 26, 2023
Customer contracts	$315,448	$211,996	$103,452
Software	80,538	45,117	35,421
Other intangible assets	43,598	36,853	6,745
	$439,584	$293,966	$145,618

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

A reconciliation of the Company’s asset retirement liability for the twenty-six weeks ended February 24, 2024 was as follows (in thousands):

February 24, 2024
Balance as of August 26, 2023	$16,471
Accretion expense	467
Effect of exchange rate changes	13
Balance as of February 24, 2024	$16,951

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

The following table presents the operating lease cost and information related to the operating lease right-of-use assets, net and operating lease liabilities for the twenty-six weeks ended February 24, 2024:

(In thousands, except lease term and discount rate)
Lease cost:
Operating lease costs including short-term lease expense and variable lease costs, which were immaterial in the period	$13,209

Operating cash flow impacts:
Cash paid for amounts included in the measurement of operating lease liabilities	$10,234
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	$15,525
Weighted-average remaining lease term - operating leases	5.15
Weighted-average discount rate - operating leases	4.27%

The contractual future minimum lease payments of the Company’s operating lease liabilities by fiscal year as of February 24, 2024 are as follows (in thousands):

2024 (remaining six months)	$11,389
2025	18,672
2026	15,745
2027	12,104
2028	8,579
Thereafter	12,924
Total payments	79,413
Less interest	(7,635)
Total present value of lease payments	$71,778

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

There is usually a range of reasonable estimates of the costs associated with each site. In accordance with U.S. GAAP, the Company’s accruals reflect the amount within the range that it believes is the best estimate or the low end of a range of estimates if no point within the range is a better estimate. Where it believes that both the amount of a particular liability and the timing of the payments are reliably determinable, the Company adjusts the cost in current dollars using a rate of 3% for inflation until the time of expected payment and discounts the cost to present value using current risk-free interest rates. As of February 24, 2024, the risk-free interest rates utilized by the Company ranged from 4.37% to 4.51%.

For environmental liabilities that have been discounted, the Company includes interest accretion, based on the effective interest method, in selling and administrative expenses on the accompanying Consolidated Statements of Income. The changes to the Company’s environmental liabilities for the twenty-six weeks ended February 24, 2024 were as follows (in thousands):

February 24, 2024
Balance as of August 26, 2023	$30,029
Costs incurred for which reserves have been provided	(1,393)
Insurance proceeds	106
Interest accretion	632
Changes in discount rates	(120)
Revisions in estimates	722
Balance as of February 24, 2024	$29,976

Anticipated payments and insurance proceeds of currently identified environmental remediation liabilities as of February 24, 2024, for the next five fiscal years and thereafter, as measured in current dollars, are reflected below.

(In thousands)	2024	2025	2026	2027	2028	Thereafter	Total
Estimated costs – current dollars	$13,517	$2,651	$1,442	$1,270	$972	$14,617	$34,469
Estimated insurance proceeds	(180)	(195)	(159)	(173)	(9)	(230)	(946)
Net anticipated costs	$13,337	$2,456	$1,283	$1,097	$963	$14,387	$33,523
Effect of inflation							9,856
Effect of discounting							(13,403)
Balance as of February 24, 2024							$29,976

Estimated insurance proceeds are primarily received from an annuity received as part of a legal settlement with an insurance company. Annual proceeds of approximately $0.3 million are deposited into an escrow account which funds remediation and monitoring costs for two sites related to former operations in Williamstown, Vermont. Annual proceeds received but not expended in the current year accumulate in this account and may be used in future years for costs related to this site through the year 2027. As of February 24, 2024, the balance in this escrow account, which is held in a trust and is not recorded in the Company’s accompanying Consolidated Balance Sheet, was approximately $5.2 million. Also included in estimated insurance proceeds are amounts the Company is entitled to receive pursuant to legal settlements as reimbursements from three insurance companies for estimated costs at one of its sites.

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

Effective tax rate

The Company’s effective tax rate for the thirteen weeks ended February 24, 2024 was 26.2% as compared to 24.6% for the corresponding period in the prior year. The Company’s effective tax rate for the twenty-six weeks ended February 24, 2024 was 24.3% as compared to 25.0% for the corresponding period in the prior year. The increase in the effective tax rate for the thirteen weeks ended February 24, 2024 was due primarily to increases in non-deductible expenses in the current period as compared to the corresponding period in the prior year. The decrease in the effective tax rate for the twenty-six weeks ended February 24, 2024 was due primarily to the release of certain tax reserves and a U.S. state legislative change enacted during the first quarter of fiscal 2024.

Uncertain tax positions

The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense, which is consistent with the recognition of these items in prior reporting periods. During the twenty-six weeks ended February 24, 2024, there was a net increase in unrecognized tax position of $0.2 million related to existing reserves.

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

All U.S. and Canadian federal income tax statutes have lapsed for filings up to and including fiscal years 2019 and 2016, respectively. With a few exceptions, the Company is no longer subject to state and local income tax examinations for periods prior to fiscal 2018. The Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change significantly in the next 12 months.

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

On March 9, 2023, the Company exercised the accordion feature of the Credit Agreement pursuant to an amendment to the Credit Agreement. The exercise of the accordion feature increased the aggregate commitments under the Credit Agreement by $100.0 million, for a total aggregate commitment of up to $275.0 million. In addition, the amendment provided for the replacement of LIBOR with SOFR such that borrowings are based on, at the Company’s election, the SOFR rate or a base rate, plus in each case a spread based on the Company’s consolidated funded debt ratio. The amendment also refreshed the accordion feature, so that, provided there is no default or event of default under the Credit Agreement and the Company is in compliance with its financial covenants on a pro forma basis, the Company may request an increase in the aggregate commitments under the Credit Agreement (in the form of revolving or term tranches) of up to an additional $100.0 million, for a total aggregate commitment of up to $375.0 million. Availability of credit requires compliance with certain financial and other covenants, including a maximum consolidated funded debt ratio and minimum consolidated interest coverage ratio as defined in the Credit Agreement. The Company evaluates its compliance with these financial covenants on a fiscal quarterly basis. As of February 24, 2024, the interest rates applicable to the Company’s borrowings under the Credit Agreement would be calculated as SOFR plus 1.00% at the time of the respective borrowing. As of February 24, 2024, the Company had no outstanding borrowings and had outstanding letters of credit amounting to $62.4 million, leaving $212.6 million available for borrowing under the Credit Agreement.

As of February 24, 2024, the Company was in compliance with all covenants under the Credit Agreement.

15. Accumulated Other Comprehensive Loss

The changes in each component of accumulated other comprehensive loss, net of tax, for the thirteen and twenty-six weeks ended February 24, 2024 and February 25, 2023 were as follows (in thousands):

	Thirteen Weeks Ended February 24, 2024
	Foreign Currency Translation	Pension- related (1)	Derivative Financial Instruments (1)	Total Accumulated Other Comprehensive Loss
Balance as of November 25, 2023	$(26,655)	$2,582	$149	$(23,924)
Other comprehensive income (loss) before reclassification	919	—	(14)	905
Amounts reclassified from accumulated other comprehensive loss	—	—	(20)	(20)
Net current period other comprehensive income (loss)	919	—	(34)	885
Balance as of February 24, 2024	$(25,736)	$2,582	$115	$(23,039)

	Twenty-Six Weeks Ended February 24, 2024
	Foreign Currency Translation	Pension- related (1)	Derivative Financial Instruments (1)	Total Accumulated Other Comprehensive Loss
Balance as of August 26, 2023	$(26,504)	$2,582	$161	$(23,761)
Other comprehensive income (loss) before reclassification	768	—	(2)	766
Amounts reclassified from accumulated other comprehensive loss	—	—	(44)	(44)
Net current period other comprehensive income (loss)	768	—	(46)	722
Balance as of February 24, 2024	$(25,736)	$2,582	$115	$(23,039)

	Thirteen Weeks Ended February 25, 2023
	Foreign Currency Translation	Pension- related (1)	Derivative Financial Instruments (1)	Total Accumulated Other Comprehensive Loss
Balance as of November 26, 2022	$(26,581)	$452	$113	$(26,016)
Other comprehensive (loss) income before reclassification	(1,473)	—	84	(1,389)
Amounts reclassified from accumulated other comprehensive loss	—	—	(25)	(25)
Net current period other comprehensive (loss) income	(1,473)	—	59	(1,414)
Balance as of February 25, 2023	$(28,054)	$452	$172	$(27,430)

	Twenty-Six Weeks Ended February 25, 2023
	Foreign Currency Translation	Pension- related (1)	Derivative Financial Instruments (1)	Total Accumulated Other Comprehensive Loss
Balance as of August 27, 2022	$(24,803)	$452	$61	$(24,290)
Other comprehensive (loss) income before reclassification	(3,251)	—	156	(3,095)
Amounts reclassified from accumulated other comprehensive loss	—	—	(45)	(45)
Net current period other comprehensive (loss) income	(3,251)	—	111	(3,140)
Balance as of February 25, 2023	$(28,054)	$452	$172	$(27,430)
(1)
Amounts are shown net of tax

Amounts reclassified from accumulated other comprehensive loss, net of tax, for the thirteen and twenty-six weeks ended February 24, 2024 and February 25, 2023 were as follows (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	February 24, 2024	February 25, 2023	February 24, 2024	February 25, 2023
Derivative financial instruments, net:
Forward contracts (a)	$(20)	$(25)	$(44)	$(45)
Total, net of tax	(20)	(25)	(44)	(45)

Total amounts reclassified, net of tax	$(20)	$(25)	$(44)	$(45)

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

The Company refers to the U.S. and Canadian Rental and Cleaning, MFG, and Corporate reporting segments combined as its “Core Laundry Operations,” which is included as a subtotal in the following table (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	February 24, 2024	February 25, 2023	February 24, 2024	February 25, 2023
Revenues:
U.S. and Canadian Rental and Cleaning	$507,602	$463,803	$1,018,544	$926,627
MFG	71,038	74,231	156,077	151,742
Net intercompany MFG elimination	(71,038)	(74,231)	(156,077)	(151,742)
Corporate	14,818	13,247	27,865	27,821
Subtotal: Core Laundry Operations	522,420	477,050	1,046,409	954,448
Specialty Garments	43,462	42,127	88,131	86,206
First Aid	24,829	23,514	49,696	43,835
Total consolidated revenues	$590,711	$542,691	$1,184,236	$1,084,489

Operating income (loss):
U.S. and Canadian Rental and Cleaning	$67,390	$64,010	$153,036	$146,655
MFG	19,547	22,252	44,488	45,554
Net intercompany MFG elimination	91	(6,008)	(4,390)	(12,791)
Corporate	(67,982)	(66,612)	(131,997)	(131,945)
Subtotal: Core Laundry Operations	19,046	13,642	61,137	47,473
Specialty Garments	9,901	8,045	22,018	18,228
First Aid	(1,004)	(977)	(2,075)	(1,573)
Total consolidated operating income	$27,943	$20,710	$81,080	$64,128

Other expense (income):
Interest income, net	$(350)	$(3,031)	$(3,184)	$(5,800)
Other expense, net	575	114	1,291	905
Total consolidated other expense (income), net	$225	$(2,917)	$(1,893)	$(4,895)
Total consolidated income before income taxes	$27,718	$23,627	$82,973	$69,023

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

During the thirteen and twenty-six weeks ended February 24, 2024, the Company repurchased 45,250 and 46,750 shares, respectively, for an average price per share of $173.79 and $173.67, respectively, under the share repurchase program. During the thirteen and twenty-six weeks ended February 25, 2023, the Company did not repurchase any shares. As of February 24, 2024, the Company had $91.9 million remaining to repurchase shares under the share repurchase program.

18. Related Party

During the thirteen and twenty-six weeks ended February 24, 2024, the Company recorded $0.8 million and $2.1 million of expense, respectively, with a company for which one member of the Company’s Board of Directors was an executive officer for a portion of such periods. During the thirteen and twenty-six weeks ended February 25, 2023, the Company recorded $0.7 million and $1.6 million of expense, respectively, with a company for which one member of the Company’s Board of Directors was an executive officer for such periods. The amount of revenue recognized from business with the related party was a nominal amount during both the thirteen and twenty-six weeks ended February 24, 2024 and February 25, 2023.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and any documents incorporated by reference may contain forward-looking statements within the meaning of the federal securities laws. Forward-looking statements contained in this Quarterly Report on Form 10-Q and any documents incorporated by reference are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words such as “estimates,” “anticipates,” “projects,” “plans,” “expects,” “intends,” “believes,” “seeks,” “could,” “should,” “may,” “will,” “strategy,” “objective,” “assume,” “strive,” “design,” “assumption,” “vision” or the negative versions thereof, and similar expressions and by the context in which they are used. Such forward-looking statements are based upon our current expectations and speak only as of the date made. Such statements are highly dependent upon a variety of risks, uncertainties and other important factors that could cause actual results to differ materially from those reflected in such forward-looking statements. Such factors include, but are not limited to, uncertainties caused by an economic recession or other adverse economic conditions, including, without limitation, as a result of high inflation rates or further increases in inflation or interest rates or extraordinary events or circumstances such as geopolitical conflicts like the conflict between Russia and Ukraine, disruption in the Middle East or the COVID-19 pandemic, and their impact on our customers’ businesses and workforce levels, disruptions of our business and operations, including limitations on, or closures of, our facilities, or the business and operations of our customers or suppliers in connection with extraordinary events or circumstances, uncertainties regarding our ability to consummate acquisitions and successfully integrate acquired businesses, including Clean Uniform (“Clean”), and the performance of such businesses, uncertainties regarding any existing or newly-discovered expenses and liabilities related to environmental compliance and remediation, any adverse outcome of pending or future contingencies or claims, our ability to compete successfully without any significant degradation in our margin rates, seasonal and quarterly fluctuations in business levels, our ability to preserve positive labor relationships and avoid becoming the target of corporate labor unionization campaigns that could disrupt our business, the effect of currency fluctuations on our results of operations and financial condition, our dependence on third parties to supply us with raw materials, which such supply could be severely disrupted as a result of extraordinary events or circumstances such as the conflict between Russia and Ukraine, any loss of key management or other personnel, increased costs as a result of any changes in federal, state, international or other laws, rules and regulations or governmental interpretation of such laws, rules and regulations, uncertainties regarding, or adverse impacts from continued high price levels of natural gas, electricity, fuel and labor or increases in such costs, the negative effect on our business from sharply depressed oil and natural gas prices, the continuing increase in domestic healthcare costs, increased workers’ compensation claim costs, increased healthcare claim costs, our ability to retain and grow our customer base, demand and prices for our products and services, fluctuations in our Specialty Garments business, political or other instability, supply chain disruption or infection among our employees in Mexico and Nicaragua where our principal garment manufacturing plants are located, our ability to properly and efficiently design, construct, implement and operate a new customer relationship management (“CRM”) computer system and an enterprise resource planning (“ERP”) computer system, interruptions or failures of our information technology systems, including as a result of cyber-attacks, additional professional and internal costs necessary for compliance with any changes in or additional Securities and Exchange Commission (“SEC”), New York Stock Exchange and accounting or other rules, including, without limitation, recent rules adopted by the SEC regarding climate-related and cybersecurity-related disclosures, strikes and unemployment levels, our efforts to evaluate and potentially reduce internal costs, the impact of foreign trade policies and tariffs or other impositions on imported goods on our business, results of operations and financial condition, our ability to successfully implement our business strategies and processes, including our capital allocation strategies, our ability to successfully remediate the material weakness in internal control over financial reporting disclosed in our Annual Report on Form 10-K for the year ended August 26, 2023 and the other factors described under “Part I, Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended August 26, 2023 and in our other filings with the SEC, including, without limitation, under Part II, Item 1A. “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. We undertake no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made.

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

Effects of Inflation and Current Economic Conditions

In general, we believe that our results of operations are not dependent on moderate changes in the inflation rate. Historically, we have been able to manage the impacts of more significant changes in inflation rates through our customer relationships, customer agreements that generally provide for price increases and continued focus on improvements of operational productivity. However, the inflationary environment of 2022 and 2023 had a negative impact on our margins, including as a result of increased energy costs for our vehicles and our plants, as well as increasing wages in the labor markets in which we compete. While inflation has moderated recently, a period of sustained inflation could pressure our margins in future periods. In addition, in response to the concerns over inflation risk in the broader U.S. economy, the U.S. Federal Reserve increased its benchmark interest rate significantly during 2022 and 2023. Interest rates may remain high through 2024. Adverse economic conditions resulting from inflationary pressures, U.S. Federal Reserve actions, including continued high interest rates and/or increases in interest rates, geopolitical issues or otherwise are difficult to predict and may have a material adverse impact on our business, results of operations and financial condition.

Please see Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended August 26, 2023 for an additional discussion of risks and potential risks of inflation and adverse economic conditions on our business, financial condition and results of operations.

Results of Operations

The following table presents certain selected financial data, including the percentage of revenues represented by each item, for the thirteen and twenty-six weeks ended February 24, 2024 and February 25, 2023.

	Thirteen Weeks Ended					Twenty-Six Weeks Ended
(In thousands, except percentages)	February 24, 2024	% of Revenues	February 25, 2023	% of Revenues	% Change	February 24, 2024	% of Revenues	February 25, 2023	% of Revenues	% Change
Revenues	$590,711	100.0%	$542,691	100.0%	8.8%	$1,184,236	100.0%	$1,084,489	100.0%	9.2%

Operating expenses:
Cost of revenues (1)	396,191	67.1	369,896	68.2	7.1	779,987	65.9	723,868	66.7	7.8
Selling and administrative expenses (1)	131,417	22.2	122,190	22.5	7.6	254,276	21.5	239,553	22.1	6.1
Depreciation and amortization	35,160	6.0	29,895	5.5	17.6	68,893	5.8	56,940	5.3	21.0
Total operating expenses	562,768	95.3	521,981	96.2	7.8	1,103,156	93.2	1,020,361	94.1	8.1
Operating income	27,943	4.7	20,710	3.8	34.9	81,080	6.8	64,128	5.9	26.4
Other expense (income), net	225	0.0	(2,917)	(0.5)	(107.7)	(1,893)	(0.2)	(4,895)	(0.5)	(61.3)
Income before income taxes	27,718	4.7	23,627	4.4	17.3	82,973	7.0	69,023	6.4	20.2
Provision for income taxes	7,261	1.2	5,817	1.1	24.8	20,191	1.7	17,256	1.6	17.0
Net income	$20,457	3.5%	$17,810	3.3%	14.9%	$62,782	5.3%	$51,767	4.8%	21.3%
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

In fiscal 2018, we initiated a multiyear CRM project to further develop, implement and deploy a third-party software application we licensed. This new solution is intended to improve functionality, capability and information flow as well as increase automation for our operations in servicing our customers. We began deployment of our new CRM project during the second half of fiscal 2021 and concluded the deployment to our U.S. locations in the first quarter of fiscal 2024. We are depreciating this system over a 10-year life and recognized $1.0 million and $1.8 million of amortization expense during each of the thirteen and twenty-six weeks ended February 24, 2024, respectively.

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

We refer to our CRM and ERP projects together as our (“Key Initiatives”). For the thirteen weeks ended February 24, 2024, we expensed $3.2 million of non-recurring costs related to our Key Initiatives, primarily relating to our ERP project. For the twenty-six weeks ended February 24, 2024, we expensed $6.1 million of non-recurring costs related to our Key Initiatives, primarily relating to our ERP project.

On October 24, 2023, our Board of Directors authorized a new share repurchase program to repurchase up to $100.0 million of our outstanding shares of Common Stock, inclusive of the amount which remained available under the existing share repurchase program approved on October 18, 2021. Repurchases from time to time under the new program, if any, will be made in either the open market or in privately negotiated transactions. The timing, manner, price and amount of any repurchases depend on a variety of factors, including economic and market conditions, our stock price, corporate liquidity requirements and priorities, applicable legal requirements and other factors. The share repurchase program may be funded using available cash or capacity under our Credit Agreement (as defined below) and may be suspended or discontinued at any time. During the thirteen and twenty-six weeks ended February 24, 2024, we repurchased 45,250 and 46,750 shares, respectively, for an average price per share of $173.79 and $173.67, respectively, under the share repurchase program. During the thirteen and twenty-six weeks ended February 25, 2023, we did not repurchase any shares. As of February 24, 2024, we had $91.9 million remaining under our share repurchase program.

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

Thirteen weeks ended February 24, 2024 compared with thirteen weeks ended February 25, 2023

Revenues

(In thousands, except percentages)	February 24, 2024	February 25, 2023	Dollar Change	Percent Change
Core Laundry Operations	$522,420	$477,050	$45,370	9.5%
Specialty Garments	43,462	42,127	1,335	3.2%
First Aid	24,829	23,514	1,315	5.6%
Total consolidated revenues	$590,711	$542,691	$48,020	8.8%

The increase in consolidated revenues of 8.8% during the thirteen weeks ended February 24, 2024 compared to the prior year comparable period was due primarily to growth in our Core Laundry Operations of 9.5%. The increase in our Core Laundry Operations was due to organic growth of 4.8%, the effect of Canadian dollar exchange rate changes on our revenues of 0.1%, and acquisition related growth of 4.7%. The Core Laundry Operations strong organic growth rate was primarily the result of solid new account sales and improved pricing with our customers. The impact on our revenues from acquisitions was primarily the result of our acquisition of Clean, which was completed on March 13, 2023.

In the thirteen weeks ended February 24, 2024, Specialty Garments revenues increased compared to the prior year comparable period due primarily to growth in our cleanroom operations. First Aid revenues in the same period increased 5.6% compared to the prior year comparable period with the growth coming from the First Aid van business, which was partially offset by a decline in our wholesale operations.

Cost of revenues

(In thousands, except percentages)	February 24, 2024	February 25, 2023	Dollar Change	Percent Change
Cost of revenues	$396,191	$369,896	$26,295	7.1%
% of Revenues	67.1%	68.2%

The increase in consolidated cost of revenues of 7.1% during the thirteen weeks ended February 24, 2024 compared to the prior year comparable period was due primarily to the impact of revenue growth mentioned above. While overall cost of revenues increased, cost of revenues as a percentage of revenues decreased due primarily to lower manufacturing, freight and merchandise costs.

Selling and administrative expenses

(In thousands, except percentages)	February 24, 2024	February 25, 2023	Dollar Change	Percent Change
Selling and administrative expenses	$131,417	$122,190	$9,227	7.6%
% of Revenues	22.2%	22.5%

The increase in selling and administrative costs of 7.6% during the thirteen weeks ended February 24, 2024 compared to the prior year comparable period was due primarily to continued investments we have made in our corporate capabilities over the last year and

$6.0 million of additional costs from the Clean acquisition. The increase in costs was partially offset by a decrease in spending on our Key Initiatives from $9.1 million in the second quarter of fiscal 2023 to $3.2 million in the second quarter of fiscal 2024. In addition, we incurred $2.0 million of Clean acquisition-related costs during the second quarter of fiscal 2023.

Depreciation and amortization

(In thousands, except percentages)	February 24, 2024	February 25, 2023	Dollar Change	Percent Change
Depreciation and amortization	$35,160	$29,895	$5,265	17.6%
% of Revenues	6.0%	5.5%

Depreciation and amortization expense increased by 17.6% during the thirteen weeks ended February 24, 2024 compared to the prior year comparable period, due primarily to continued investment in our systems and technology capabilities and infrastructure to support our future growth. Also contributing to this increase was $3.5 million of depreciation and amortization in the second quarter of fiscal 2024 related to the Clean acquisition, of which $2.4 million was acquisition-related intangibles amortization.

Operating income

For the thirteen weeks ended February 24, 2024 and February 25, 2023, changes in our revenues and costs as discussed above resulted in the following changes in our operating income and margin:

(In thousands, except percentages)	February 24, 2024	February 25, 2023	Dollar Change	Percent Change
Core Laundry Operations	$19,046	$13,642	$5,404	39.6%
Specialty Garments	9,901	8,045	1,856	23.1%
First Aid	(1,004)	(977)	(27)	2.8%
Operating income	$27,943	$20,710	$7,233	34.9%
Operating income margin	4.7%	3.8%

Other expense (income), net

(In thousands, except percentages)	February 24, 2024	February 25, 2023	Dollar Change	Percent Change
Interest income, net	$(350)	$(3,031)	$2,681	(88.5)%
Other expense, net	575	114	461	404.4%
Total other expense (income), net	$225	$(2,917)	$3,142	(107.7)%

The increase in other expense (income), net during the thirteen weeks ended February 24, 2024 as compared to the prior year comparable period was due primarily to decreases in interest income due to lower cash reserves subsequent to the acquisition of Clean in our third fiscal quarter of 2023.

Provision for income taxes

(In thousands, except percentages)	February 24, 2024	February 25, 2023	Dollar Change	Percent Change
Provision for income taxes	$7,261	$5,817	$1,444	24.8%
Effective income tax rate	26.2%	24.6%

The increase in the effective tax rate for the thirteen weeks ended February 24, 2024 was due primarily to increases in non-deductible expenses in the current period as compared to the corresponding period in the prior year.

Twenty-six weeks ended February 24, 2024 compared with twenty-six weeks ended February 25, 2023

Revenues

(In thousands, except percentages)	February 24, 2024	February 25, 2023	Dollar Change	Percent Change
Core Laundry Operations	$1,046,409	$954,448	$91,961	9.6%
Specialty Garments	88,131	86,206	1,925	2.2%
First Aid	49,696	43,835	5,861	13.4%
Total consolidated revenues	$1,184,236	$1,084,489	$99,747	9.2%

The increase in consolidated revenues of 9.2% during the twenty-six weeks ended February 24, 2024 compared to the prior year comparable period was due primarily to growth in our Core Laundry Operations of 9.6%. The increase in our Core Laundry Operations was due to organic growth of 4.9%, the effect of Canadian dollar exchange rate changes on our revenues of (0.1)%, and acquisition related growth of 4.8%. The Core Laundry Operations strong organic growth rate was primarily the result of solid new account sales and improved pricing with our customers. The impact on our revenues from acquisitions was primarily the result of our acquisition of Clean, which was completed on March 13, 2023.

In the twenty-six weeks ended February 24, 2024, Specialty Garments revenues slightly increased compared to the prior year comparable period due primarily to growth in our cleanroom operations. First Aid revenues in the same period increased 13.4% compared to the prior year comparable period due primarily to growth in the First Aid van business.

Cost of revenues

(In thousands, except percentages)	February 24, 2024	February 25, 2023	Dollar Change	Percent Change
Cost of revenues	$779,987	$723,868	$56,119	7.8%
% of Revenues	65.9%	66.7%

The increase in consolidated cost of revenues of 7.8% during the twenty-six weeks ended February 24, 2024 compared to the prior year comparable period was due primarily to the impact of revenue growth mentioned above. While overall cost of revenues increased, cost of revenues decreased as a percentage of revenue due primarily to lower freight, energy and merchandise costs.

Selling and administrative expenses

(In thousands, except percentages)	February 24, 2024	February 25, 2023	Dollar Change	Percent Change
Selling and administrative expenses	$254,276	$239,553	$14,723	6.1%
% of Revenues	21.5%	22.1%

The increase in selling and administrative costs of 6.1% during the twenty-six weeks ended February 24, 2024 compared to the prior year comparable period was due primarily to continued investments we have made in our corporate capabilities over the last year and $12.4 million of additional costs from the Clean acquisition. The increase in costs was partially offset by a decrease in spending on our Key Initiatives from $19.1 million in the first half of fiscal 2023 to $6.1 million in the first half of fiscal 2024. In addition, we incurred $2.0 million of Clean acquisition-related costs during the first half of fiscal 2023.

Depreciation and amortization

(In thousands, except percentages)	February 24, 2024	February 25, 2023	Dollar Change	Percent Change
Depreciation and amortization	$68,893	$56,940	$11,953	21.0%
% of Revenues	5.8%	5.3%

Depreciation and amortization expense increased by 21.0% during the twenty-six weeks ended February 24, 2024 compared to the prior year comparable period due primarily to continued investment in our systems and technology capabilities and infrastructure to support our future growth. Also contributing to this increase was $7.1 million of depreciation and amortization in the first half of fiscal 2024 related to the Clean acquisition, of which $4.8 million was acquisition-related intangibles amortization.

Operating income

For the twenty-six weeks ended February 24, 2024 and February 25, 2023, changes in our revenues and costs as discussed above resulted in the following changes in our operating income and margin:

(In thousands, except percentages)	February 24, 2024	February 25, 2023	Dollar Change	Percent Change
Core Laundry Operations	$61,137	$47,473	$13,664	28.8%
Specialty Garments	22,018	18,228	3,790	20.8%
First Aid	(2,075)	(1,573)	(502)	31.9%
Operating income	$81,080	$64,128	$16,952	26.4%
Operating income margin	6.8%	5.9%

Other income, net

(In thousands, except percentages)	February 24, 2024	February 25, 2023	Dollar Change	Percent Change
Interest income, net	$(3,184)	$(5,800)	$2,616	(45.1)%
Other expense, net	1,291	905	386	42.7%
Total other income, net	$(1,893)	$(4,895)	$3,002	(61.3)%

Other income, net during the twenty-six weeks ended February 24, 2024 decreased as compared to the prior year comparable period due primarily to lower interest income resulting from lower cash reserves subsequent to the acquisition of Clean in our third fiscal quarter of 2023. This was partially offset by $2.1 million of interest income recorded in the twenty-six weeks ended February 24, 2024 as a result of a tax dispute we were able to favorably resolve.

Provision for income taxes

(In thousands, except percentages)	February 24, 2024	February 25, 2023	Dollar Change	Percent Change
Provision for income taxes	$20,191	$17,256	$2,935	17.0%
Effective income tax rate	24.3%	25.0%

The decrease in the effective tax rate for the twenty-six weeks ended February 24, 2024 as compared to the corresponding period in the prior year was due primarily to the release of certain tax reserves and a U.S. state legislative change enacted during the first quarter of fiscal 2024.

Liquidity and Capital Resources

General

Cash and cash equivalents, and short-term investments totaled $101.9 million as of February 24, 2024, an increase of $12.3 million from $89.6 million as of August 26, 2023. The increase in cash and cash equivalents and short-term investments was largely driven by our cash flows from operating activities. We generated $106.7 million and $64.2 million in cash from operating activities in the twenty-six weeks ended February 24, 2024 and February 25, 2023, respectively. The increase was due primarily to increased profitability and lower working capital needs of the business. During the twenty-six weeks ended February 24, 2024, we continued to invest in our business with capital expenditures totaling $72.9 million.

Pursuant to the share repurchase program approved by our Board of Directors on October 24, 2023, we repurchased 46,750 shares of our Common Stock for an aggregate of approximately $8.1 million during the twenty-six weeks ended February 24, 2024.

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

Sources and uses of cash flows for the twenty-six weeks ended February 24, 2024 and February 25, 2023, respectively, are summarized as follows:

(In thousands, except percentages)	February 24, 2024	February 25, 2023	Dollar Change	Percent Change
Net cash provided by operating activities	$106,725	$64,169	$42,556	66.3%
Net cash used in investing activities	(73,447)	(182,561)	109,114	(59.8)%
Net cash used in financing activities	(22,266)	(13,753)	(8,513)	61.9%
Effect of exchange rate changes	83	(156)	239	(153.2)%
Net increase (decrease) in cash and cash equivalents	$11,095	$(132,301)	$143,396	(108.4)%

Net Cash Provided by Operating Activities

The net cash provided by operating activities during the twenty-six weeks ended February 24, 2024 increased as compared to the prior year comparable period due to our improved profitability and benefit of depreciation and amortization as well as positive impacts from rental merchandise in service of $20.7 million, receivables of $15.1 million and accrued liabilities of $10.9 million. These increases were partially offset by a decrease in inventory of $10.6 million, a decrease of in prepaid expenses and other current and noncurrent assets of $9.6 million and a decrease in accounts payable of $7.1 million.

The positive impact from merchandise in service was due primarily to a focused effort on managing our inventory balances in the current year and our balance sheet position continuing to normalize coming out of the COVID-19 pandemic. The positive impact from receivables was due primarily to a focused effort on collections and timing. The decrease in inventories was due primarily to elevated inventories in the prior year attributable to pandemic supply chain disruption that has improved over the past twelve months. The negative impact on prepaid expenses and other current assets was due primarily to increases in information technology prepaid contracts and deferred commission costs. The negative impact on accounts payable was due primarily to timing.

Net Cash Used in Investing Activities

The net cash used in investing activities during the twenty-six weeks ended February 24, 2024 decreased as compared to the prior year comparable period due to reduced investment of purchases of certificates of deposit, net of maturing certificates of deposit, of $99.8 million and no acquisition activity during the twenty-six weeks ended February 24, 2024.

Net Cash Used in Financing Activities

The net cash used in financing activities during the twenty-six weeks ended February 24, 2024 increased as compared to the prior year comparable period due primarily to a $8.1 million increase in the repurchase of Common Stock during the period.

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

On March 9, 2023, we exercised the accordion feature of the Credit Agreement pursuant to an amendment to the Credit Agreement. The exercise of the accordion feature increased the aggregate commitments under the Credit Agreement by $100.0 million, for a total aggregate commitment of up to $275.0 million. In addition, the amendment provided for the replacement of LIBOR with SOFR such that borrowings are based on, at our election, the SOFR rate or a base rate, plus in each case a spread based on our consolidated funded debt ratio. The amendment also refreshed the accordion feature, so that, provided there is no default or event of default under the Credit Agreement and we are in compliance with our financial covenants on a pro forma basis, we may request an increase in the aggregate commitments under the Credit Agreement (in the form of revolving or term tranches) of up to an additional $100.0 million, for a total aggregate commitment of up to $375.0 million. Availability of credit requires compliance with certain financial and other covenants, including a maximum consolidated funded debt ratio and minimum consolidated interest coverage ratio as defined in the Credit Agreement. We test our compliance with these financial covenants on a fiscal quarterly basis. As of February 24, 2024, the interest rates applicable to our borrowings under the Credit Agreement would be calculated as SOFR plus 1.00% at the time of the respective borrowing.

As of February 24, 2024, we had no outstanding borrowings and had outstanding letters of credit amounting to $62.4 million, leaving $212.6 million available for borrowing under the Credit Agreement.

As of February 24, 2024, we were in compliance with all covenants under the Credit Agreement.

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

As of February 24, 2024, we had forward contracts with a notional value of approximately 4.5 million CAD outstanding and recorded the fair value of the contracts of $0.2 million in prepaid expenses and other current assets with a corresponding gain of $0.1 million in accumulated other comprehensive loss, which was recorded net of tax. During the thirteen and twenty-six weeks ended February 24, 2024, we reclassified a nominal amount from accumulated other comprehensive loss to revenue related to the derivative financial instruments. The gain on these forward contracts that results in a decrease to accumulated other comprehensive loss as of February 24, 2024 is expected to be reclassified to revenues prior to their maturity on August 29, 2026.

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

There is usually a range of reasonable estimates of the costs associated with each site. In accordance with U.S. GAAP, our accruals represent the amount within the range that we believe is the best estimate or the low end of a range of estimates if no point within the range is a better estimate. When we believe that both the amount of a particular liability and the timing of the payments are reliably determinable, we adjust the cost in current dollars using a rate of 3% for inflation until the time of expected payment and discount the cost to present value using current risk-free interest rates. As of February 24, 2024, the risk-free interest rates we utilized ranged from 4.37% to 4.51%.

For environmental liabilities that have been discounted, we include interest accretion, based on the effective interest method, in selling and administrative expenses on the Consolidated Statements of Income. The changes to the amounts of our environmental liabilities for the twenty-six weeks ended February 24, 2024 were as follows (in thousands):

February 24, 2024
Balance as of August 26, 2023	$30,029
Costs incurred for which reserves have been provided	(1,393)
Insurance proceeds	106
Interest accretion	632
Changes in discount rates	(120)
Revisions in estimates	722
Balance as of February 24, 2024	$29,976

Anticipated payments and insurance proceeds relating to currently identified environmental remediation liabilities as of February 24, 2024, for the next five fiscal years and thereafter, as measured in current dollars, are reflected below.

(In thousands)	2024	2025	2026	2027	2028	Thereafter	Total
Estimated costs – current dollars	$13,517	$2,651	$1,442	$1,270	$972	$14,617	$34,469
Estimated insurance proceeds	(180)	(195)	(159)	(173)	(9)	(230)	(946)
Net anticipated costs	$13,337	$2,456	$1,283	$1,097	$963	$14,387	$33,523
Effect of inflation							9,856
Effect of discounting							(13,403)
Balance as of February 24, 2024							$29,976

Estimated insurance proceeds are primarily received from an annuity received as part of our legal settlement with an insurance company. Annual proceeds of approximately $0.3 million are deposited into an escrow account which funds remediation and monitoring costs for two sites related to our former operations. Annual proceeds received but not expended in the current year accumulate in this account and may be used in future years for costs related to this site through the year 2027. As of February 24, 2024, the balance in this escrow account, which is held in a trust and is not recorded in our Consolidated Balance Sheet, was approximately $5.2 million. Also included in estimated insurance proceeds are amounts we are entitled to receive pursuant to legal settlements as reimbursements from three insurance companies for estimated costs at one of our sites.

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

Contractual Obligations and Other Commercial Commitments

As of February 24, 2024, there were no material changes to our contractual obligations that were disclosed in our Annual Report on Form 10-K for the year ended August 26, 2023. As of February 24, 2024, we did not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

See Note 2, “Recent Accounting Pronouncements” to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for more information on recently implemented and issued accounting standards.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

We have determined that all of our foreign subsidiaries operate primarily in local currencies that represent the functional currencies of such subsidiaries. All assets and liabilities of our foreign subsidiaries are translated into U.S. dollars using the exchange rate prevailing at the balance sheet date. The effects of exchange rate fluctuations on the translation of assets and liabilities are recorded as a component of shareholders’ equity. Revenues and expenses are translated at the average exchange rates in effect during each month of the fiscal year. As such, our financial condition and operating results are affected by fluctuations in the value of the U.S. dollar as compared to currencies in foreign countries. Revenues denominated in currencies other than the U.S. dollar represented approximately 6.9% and 6.8%, respectively, of total consolidated revenues for the thirteen and twenty-six weeks ended February 24, 2024. Total assets denominated in currencies other than the U.S. dollar represented approximately 6.7% and 6.6% of total consolidated assets as of February 24, 2024 and August 26, 2023, respectively. If exchange rates had increased or decreased by 10% from the actual rates in effect during the thirteen and twenty-six weeks ended February 24, 2024, our revenues would have increased or decreased by $4.0 million and $8.0 million, respectively, and total assets as of February 24, 2024 would have increased or decreased by approximately $17.7 million.

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

As of February 24, 2024, we had forward contracts with a notional value of approximately 4.5 million CAD outstanding and recorded the fair value of the contracts of $0.2 million in prepaid expenses and other current assets with a corresponding gain of $0.1 million in accumulated other comprehensive loss, which was recorded net of tax. During the thirteen and twenty-six weeks ended February 24, 2024, we reclassified a nominal amount from accumulated other comprehensive loss to revenue related to the derivative financial instruments. The gain on these forward contracts that resulted in a decrease to accumulated other comprehensive loss as of February 24, 2024 is expected to be reclassified to revenues prior to their maturity on August 29, 2026.

Other than the forward contracts, discussed above, we do not operate a hedging program to mitigate the effect of a significant change in the value of the functional currencies of our foreign subsidiaries, which include the Canadian dollar, euro, British pound, Mexican peso and Nicaraguan cordoba, as compared to the U.S. dollar. Any losses or gains resulting from unhedged foreign currency transactions, including exchange rate fluctuations on intercompany accounts are reported as transaction losses (gains) in our other income, net. The intercompany payables and receivables are denominated in Canadian dollars, euros, British pounds, Mexican pesos and Nicaraguan cordobas. During the thirteen and twenty-six weeks ended February 24, 2024, transaction gains of a nominal amount and $0.5 million, respectively, were included in other income. If exchange rates had increased or decreased by 10% during the thirteen and twenty-six weeks ended February 24, 2024, we would have recognized exchange gains or losses of approximately $0.6 million and $1.0 million, respectively.

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

Changes in Internal Control over Financial Reporting

Other than the remediation measures with respect to the material weakness described below, there were no changes in our internal control over financial reporting during the second quarter of fiscal 2024 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about repurchases of our equity securities during the thirteen weeks ended February 24, 2024:

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share(1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs(1)
November 26, 2023 - December 23, 2023	15,000	$177.54	15,000	$97,081,418
December 24, 2023 - January 20, 2024	12,250	$173.69	12,250	$94,959,462
January 21, 2024 - February 24, 2024	18,000	$171.01	18,000	$91,880,890
Total	45,250		45,250
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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

On January 26, 2024, Michael Croatti, Executive Vice President, Operations of the Company, adopted a trading arrangement for the sale of the Company’s Common Stock (the “Rule 10b5-1 Trading Plan”) that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c). The Rule 10b5-1 Trading Plan, which has a term expiring on December 31, 2024, provides for the sale of up to 1,800 shares of Common Stock pursuant to its terms.

ITEM 6. EXHIBITS

10.0	UniFirst Corporation 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 12, 2024).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Steven S. Sintros (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Shane O’Connor (filed herewith).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101

The following financial information from UniFirst Corporation Quarterly Report on Form 10-Q for the quarter ended February 24, 2024 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101) (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UniFirst Corporation

April 4, 2024	By:	/s/ Steven S. Sintros
Steven S. Sintros
President and Chief Executive Officer

April 4, 2024	By:	/s/ Shane O’Connor
Shane O’Connor
Executive Vice President and Chief Financial Officer