Form 10-Q
period 2024-05-25
UNIFIRST CORP
filed 2024-07-03
CIK 717954

u

United States

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 25, 2024

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

The number of outstanding shares of UniFirst Corporation Common Stock and Class B Common Stock as of June 28, 2024 were 15,022,850 and 3,590,295, respectively.

UniFirst Corporation

Quarterly Report on Form 10-Q

For the Thirteen and Thirty-Nine Weeks Ended May 25, 2024

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Statements of Income

UniFirst Corporation and Subsidiaries

(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(In thousands, except per share data)	May 25, 2024	May 27, 2023	May 25, 2024	May 27, 2023
Revenues	$603,328	$576,668	$1,787,564	$1,661,157

Operating expenses:
Cost of revenues (1)	391,244	379,419	1,171,231	1,103,287
Selling and administrative expenses (1)	129,074	132,677	383,350	372,230
Depreciation and amortization	34,560	31,175	103,453	88,115
Total operating expenses	554,878	543,271	1,658,034	1,563,632
Operating income	48,450	33,397	129,530	97,525

Other (income) expense:
Interest income, net	(1,406)	(553)	(4,590)	(6,353)
Other expense, net	522	621	1,813	1,526
Total other (income) expense, net	(884)	68	(2,777)	(4,827)
Income before income taxes	49,334	33,329	132,307	102,352
Provision for income taxes	11,277	9,053	31,468	26,309
Net income	$38,057	$24,276	$100,839	$76,043

Income per share – Basic:
Common Stock	$2.12	$1.35	$5.61	$4.23
Class B Common Stock	$1.70	$1.08	$4.49	$3.39

Income per share – Diluted:
Common Stock	$2.03	$1.29	$5.38	$4.06

Income allocated to – Basic:
Common Stock	$31,962	$20,394	$84,716	$63,882
Class B Common Stock	$6,095	$3,882	$16,123	$12,161

Income allocated to – Diluted:
Common Stock	$38,057	$24,276	$100,839	$76,043

Weighted average shares outstanding – Basic:
Common Stock	15,062	15,087	15,094	15,084
Class B Common Stock	3,590	3,590	3,590	3,590

Weighted average shares outstanding – Diluted:
Common Stock	18,705	18,748	18,738	18,751

(1)
Exclusive of depreciation on the Company’s property, plant and equipment and amortization on its intangible assets.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income

UniFirst Corporation and Subsidiaries

(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(In thousands)	May 25, 2024	May 27, 2023	May 25, 2024	May 27, 2023
Net income	$38,057	$24,276	$100,839	$76,043
Other comprehensive (loss) income:
Foreign currency translation adjustments	(598)	762	170	(2,489)
Change in fair value of derivatives, net of income taxes	6	6	(40)	117
Other comprehensive (loss) income	(592)	768	130	(2,372)
Comprehensive income	$37,465	$25,044	$100,969	$73,671

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Balance Sheets

UniFirst Corporation and Subsidiaries

(Unaudited)

(In thousands, except share and par value data)	May 25, 2024	August 26, 2023
Assets
Current assets:
Cash and cash equivalents	$112,246	$79,443
Short-term investments	13,186	10,157
Receivables, less reserves of $23,370 and $17,185	284,363	279,078
Inventories	161,487	148,334
Rental merchandise in service	242,971	248,323
Prepaid taxes	13,679	20,907
Prepaid expenses and other current assets	56,457	53,876
Total current assets	884,389	840,118
Property, plant and equipment, net	790,031	756,540
Goodwill	648,795	647,900
Customer contracts, net	90,386	103,452
Other intangible assets, net	35,491	42,166
Deferred income taxes	729	567
Operating lease right-of-use assets, net	66,702	62,565
Other assets	134,895	116,667
Total assets	$2,651,418	$2,569,975
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$86,273	$92,730
Accrued liabilities	165,386	156,408
Accrued taxes	—	352
Operating lease liabilities, current	18,160	17,739
Total current liabilities	269,819	267,229
Accrued liabilities	124,361	121,682
Accrued and deferred income taxes	130,954	130,084
Operating lease liabilities	50,676	47,020
Total liabilities	575,810	566,015
Commitments and contingencies (Note 12)
Shareholders’ equity:
Preferred Stock, $1.00 par value; 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $0.10 par value; 30,000,000 shares authorized; 15,040,462 and 15,104,317 shares issued and outstanding as of May 25, 2024 and August 26, 2023, respectively	1,504	1,510
Class B Common Stock, $0.10 par value; 20,000,000 shares authorized; 3,590,295 and 3,590,295 shares issued and outstanding as of May 25, 2024 and August 26, 2023, respectively	359	359
Capital surplus	103,097	99,303
Retained earnings	1,994,279	1,926,549
Accumulated other comprehensive loss	(23,631)	(23,761)
Total shareholders’ equity	2,075,608	2,003,960
Total liabilities and shareholders’ equity	$2,651,418	$2,569,975

The accompanying notes are an integral part of these Consolidated Financial Statements

Consolidated Statements of Shareholders’ Equity

UniFirst Corporation and Subsidiaries

(Unaudited)

(In thousands)	Common Shares	Class B Common Shares	Common Stock	Class B Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance as of August 27, 2022	15,075	3,590	$1,508	$359	$93,131	$1,845,163	$(24,290)	$1,915,871
Net income	—	—	—	—	—	33,957	—	33,957
Change in fair value of derivatives (1)	—	—	—	—	—	—	52	52
Foreign currency translation	—	—	—	—	—	—	(1,778)	(1,778)
Dividends declared Common Stock ($0.31 per share)	—	—	—	—	—	(4,680)	—	(4,680)
Dividends declared Class B Common Stock ($0.248 per share)	—	—	—	—	—	(890)	—	(890)
Share-based compensation, net (2)	—	—	—	—	(567)	—	—	(567)
Share-based awards exercised, net (1)	20	—	1	—	—	—	—	1
Balance as of November 26, 2022	15,095	3,590	$1,509	$359	$92,564	$1,873,550	$(26,016)	$1,941,966
Net income	—	—	—	—	—	17,810	—	17,810
Change in fair value of derivatives (1)	—	—	—	—	—	—	59	59
Foreign currency translation	—	—	—	—	—	—	(1,473)	(1,473)
Dividends declared Common Stock ($0.31 per share)	—	—	—	—	—	(4,682)	—	(4,682)
Dividends declared Class B Common Stock ($0.248 per share)	—	—	—	—	—	(890)	—	(890)
Share-based compensation, net (2)	—	—	—	—	2,297	—	—	2,297
Share-based awards exercised, net (1)	8	—	1	—	—	—	—	1
Balance as of February 25, 2023	15,103	3,590	$1,510	$359	$94,861	$1,885,788	$(27,430)	$1,955,088
Net income	—	—	—	—	—	24,276	—	24,276
Change in fair value of derivatives (1)	—	—	—	—	—	—	6	6
Foreign currency translation	—	—	—	—	—	—	762	762
Dividends declared Common Stock ($0.31 per share)	—	—	—	—	—	(4,684)	—	(4,684)
Dividends declared Class B Common Stock ($0.248 per share)	—	—	—	—	—	(890)	—	(890)
Share-based compensation, net (2)	—	—	—	—	2,293	—	—	2,293
Balance as of May 27, 2023	15,103	3,590	$1,510	$359	$97,154	$1,904,490	$(26,662)	$1,976,851

(In thousands)	Common Shares	Class B Common Shares	Common Stock	Class B Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance as of August 26, 2023	15,104	3,590	$1,510	$359	$99,303	$1,926,549	$(23,761)	$2,003,960
Net income	—	—	—	—	—	42,325	—	42,325
Change in fair value of derivatives (1)	—	—	—	—	—	—	(12)	(12)
Foreign currency translation	—	—	—	—	—	—	(151)	(151)
Dividends declared Common Stock ($0.33 per share)	—	—	—	—	—	(4,993)	—	(4,993)
Dividends declared Class B Common Stock ($0.264 per share)	—	—	—	—	—	(948)	—	(948)
Repurchase of Common Stock	(2)	—	—	—	(10)	(245)	—	(255)
Share-based compensation, net (2)	—	—	—	—	244	—	—	244
Share-based awards exercised, net (1)	26	—	3	—	—	—	—	3
Balance as of November 25, 2023	15,128	3,590	$1,513	$359	$99,537	$1,962,688	$(23,924)	$2,040,173
Net income	—	—	—	—	—	20,457	—	20,457
Change in fair value of derivatives (1)	—	—	—	—	—	—	(34)	(34)
Foreign currency translation	—	—	—	—	—	—	919	919
Dividends declared Common Stock ($0.33 per share)	—	—	—	—	—	(4,976)	—	(4,976)
Dividends declared Class B Common Stock ($0.264 per share)	—	—	—	—	—	(948)	—	(948)
Repurchase of Common Stock	(45)	—	(4)	—	(298)	(7,562)	—	(7,864)
Share-based compensation, net (2)	—	—	—	—	1,958	—	—	1,958
Share-based awards exercised, net (1)	4	—	—	—	—	—	—	—
Balance as of February 24, 2024	15,087	3,590	$1,509	$359	$101,197	$1,969,659	$(23,039)	$2,049,685
Net income	—	—	—	—	—	38,057	—	38,057
Change in fair value of derivatives	—	—	—	—	—	—	6	6
Foreign currency translation	—	—	—	—	—	—	(598)	(598)
Dividends declared Common Stock ($0.33 per share)	—	—	—	—	—	(4,961)	—	(4,961)
Dividends declared Class B Common Stock ($0.264 per share)	—	—	—	—	—	(948)	—	(948)
Repurchase of Common Stock	(47)	—	(5)	—	(311)	(7,528)	—	(7,844)
Share-based compensation, net (2)	—	—	—	—	2,211	—	—	2,211
Balance as of May 25, 2024	15,040	3,590	$1,504	$359	$103,097	$1,994,279	$(23,631)	$2,075,608

(1)
These amounts are shown net of the effect of income taxes.
(2)
These amounts are shown net of any shares withheld by the Company to satisfy certain tax withholding obligations in connection with the vesting of certain restricted stock units.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statements of Cash Flows

UniFirst Corporation and Subsidiaries

(Unaudited)

Thirty-Nine Weeks Ended (in thousands)	May 25, 2024	May 27, 2023
Cash flows from operating activities:
Net income	$100,839	$76,043
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization (1)	103,453	88,115
Share-based compensation	7,145	6,874
Accretion on environmental contingencies	948	777
Accretion on asset retirement obligations	721	690
Deferred income taxes	4,048	11,709
Other	1,061	16
Changes in assets and liabilities, net of acquisitions:
Receivables, less reserves	(5,288)	(22,148)
Inventories	(13,101)	2,110
Rental merchandise in service	5,308	(19,544)
Prepaid expenses and other current assets and Other assets	(11,518)	67
Accounts payable	(5,118)	3,492
Accrued liabilities	(3,212)	(13,152)
Prepaid and accrued income taxes	7,726	7,758
Net cash provided by operating activities	193,012	142,807

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(203)	(306,192)
Capital expenditures, including capitalization of software costs	(121,937)	(124,067)
Purchases of investments	(24,581)	(117,012)
Maturities of investments	21,679	107,000
Proceeds from sale of assets	749	517
Net cash used in investing activities	(124,293)	(439,754)

Cash flows from financing activities:
Payment of deferred financing costs	—	(851)
Borrowings under line of credit	—	80,000
Repayments under line of credit	—	(80,000)
Proceeds from exercise of share-based awards	3	3
Taxes withheld and paid related to net share settlement of equity awards	(2,731)	(2,850)
Repurchase of Common Stock	(15,962)	—
Payment of cash dividends	(17,436)	(16,527)
Net cash used in financing activities	(36,126)	(20,225)

Effect of exchange rate changes	210	76

Net increase (decrease) in cash and cash equivalents	32,803	(317,096)
Cash and cash equivalents at beginning of period	79,443	376,399
Cash and cash equivalents at end of period	$112,246	$59,303

Supplemental disclosure of cash flow information:
Non-cash capital expenditures	$6,010	$10,761

(1)
Depreciation and amortization for the thirty-nine weeks ended May 25, 2024 and May 27, 2023 included approximately $13.9 million and $9.8 million, respectively, of non-cash amortization expense recognized on acquisition-related intangible assets.

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

3. Revenue Recognition

The following table presents the Company’s revenues for the thirteen and thirty-nine weeks ended May 25, 2024 and May 27, 2023, respectively, disaggregated by service type:

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
	May 25, 2024		May 27, 2023		May 25, 2024		May 27, 2023
(In thousands, except percentages)	Revenues	% of Revenues	Revenues	% of Revenues	Revenues	% of Revenues	Revenues	% of Revenues
Core Laundry Operations	$528,454	87.6%	$501,719	87.0%	$1,574,863	88.1%	$1,456,167	87.7%
Specialty Garments	47,582	7.9%	49,407	8.6%	135,713	7.6%	135,613	8.1%
First Aid	27,292	4.5%	25,542	4.4%	76,988	4.3%	69,377	4.2%
Total revenues	$603,328	100.0%	$576,668	100.0%	$1,787,564	100.0%	$1,661,157	100.0%

See Note 16, “Segment Reporting” for additional details of segment definitions.

Revenue Recognition Policy

During the thirteen weeks ended May 25, 2024 and May 27, 2023, approximately 83.8% and 84.1%, respectively, of the Company’s revenues were derived from fees for route servicing of the Core Laundry Operations, Specialty Garments, and First Aid segments performed by the Company’s employees at each customer’s location of business. During the thirty-nine weeks ended May 25, 2024 and May 27, 2023, approximately 84.1% and 84.2%, respectively, of the Company’s revenues were derived from fees for route servicing of the Core Laundry Operations, Specialty Garments, and First Aid segments performed by the Company’s employees at each customer’s location of business. Revenues from the Company’s route servicing customer contracts represent a single performance obligation. The Company recognizes these revenues over time as services are performed based on the nature of services provided and contractual rates (input method). Certain of the Company’s customer contracts, primarily within the Company’s Core Laundry Operations, include pricing terms and conditions that include components of variable consideration. The variable consideration is typically in the form of consideration due to customer-based performance metrics specified within the contract. Specifically, some contracts contain discounts or rebates that the customer can earn through the achievement of specified volume levels. Each component of variable consideration is earned based on the Company’s actual performance during the measurement period specified within the contract. To determine the transaction price, the Company estimates the variable consideration using the most likely amount method, based on the specific contract provisions and known performance results during the relevant measurement period.

When determining if variable consideration should be constrained, the Company considers whether factors outside its control could result in a significant reversal of revenue. In making these assessments, the Company considers the likelihood and magnitude of a potential reversal. The Company’s performance period generally corresponds with the monthly invoice period. No significant constraints on the Company’s revenue recognition were applied during the thirteen and thirty-nine weeks ended May 25, 2024 and May 27, 2023. The Company reassesses these estimates during each reporting period.

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

Costs to Obtain a Contract

The Company defers commission expenses paid to its employee-partners when the commissions are deemed to be incremental for obtaining the route servicing customer contract. The deferred commissions are amortized on a straight-line basis over the expected period of benefit. The Company reviews the deferred commission balances for impairment on an ongoing basis. Deferred commissions are classified as current or non-current based on the timing of when the Company expects to recognize the expense. The current portion is included in prepaid expenses and other current assets and the non-current portion is included in other assets on the Company’s Consolidated Balance Sheets. As of May 25, 2024, the current and non-current assets related to deferred commissions totaled $17.7 million and $77.0 million, respectively. As of August 26, 2023, the current and non-current assets related to deferred commissions totaled $16.5 million and $70.4 million, respectively. During the thirteen weeks ended May 25, 2024 and May 27, 2023, the Company recorded $4.6 million and $4.2 million, respectively, of amortization expense related to deferred commissions. During the thirty-nine weeks ended May 25, 2024 and May 27, 2023, the Company recorded $13.4 million and $12.3 million, respectively, of amortization expense related to deferred commissions. This expense is classified in selling and administrative expenses on the Consolidated Statements of Income.

4. Acquisitions

Whenever the Company acquires a business, consistent with current accounting guidance, the results of operations of the acquisition are included in the Company’s consolidated financial results from the date of the acquisition. The amount assigned to intangible assets acquired is based on their respective fair values determined as of the acquisition date. The excess of the purchase price over the tangible and intangible assets is recorded as goodwill. Goodwill is allocated to the segment to which the acquisition relates and is deductible for tax purposes. During the thirty-nine weeks ended May 25, 2024, the Company did not complete any material business acquisitions.

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

Unaudited pro forma information presents the combined financial results for the Company and Clean as if the acquisition of Clean had occurred on August 28, 2022. The unaudited pro forma revenue of the combined entity for the thirteen and thirty-nine weeks ended May 27, 2023 was $580.2 million and $1.7 billion, respectively, reflecting the effects of the Clean acquisition. The effects of the Clean acquisition on unaudited pro forma net income of the combined entity were not material for the thirteen and thirty-nine weeks ended May 27, 2023.

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

All financial assets or liabilities that are measured at fair value on a recurring basis (at least annually) have been segregated into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date. The assets or liabilities measured at fair value on a recurring basis are summarized in the tables below (in thousands):

	May 25, 2024				August 26, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Short-term investments	$—	$13,186	$—	$13,186	$—	$10,157	$—	$10,157
Pension plan assets	—	2,998	—	2,998	—	2,978	—	2,978
Non-qualified deferred compensation plan assets	—	3,131	—	3,131	—	2,024	—	2,024
Foreign currency forward contracts	—	162	—	162	—	216	—	216
Total assets at fair value	$—	$19,477	$—	$19,477	$—	$15,375	$—	$15,375
Liabilities:
Non-qualified deferred compensation plan liability	$—	$1,332	$—	$1,332	$—	$480	$—	$480
Total liabilities at fair value	$—	$1,332	$—	$1,332	$—	$480	$—	$480

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

The Company's non-qualified deferred compensation plan liability listed above is carried at fair value and is composed primarily of mutual funds, municipal bonds and other fixed income securities. As such, the Company’s non-qualified deferred compensation plan assets and liabilities are included within Level 2 of the fair value hierarchy. Refer to Note 7, “Employee Benefit Plans”, of these Consolidated Financial Statements for further discussion regarding the Company’s non-qualified deferred compensation plan.

The Company’s foreign currency forward contracts represent contracts the Company has entered into to exchange Canadian dollars for U.S. dollars at fixed exchange rates in order to manage its exposure related to certain forecasted Canadian dollar denominated sales of one of its subsidiaries. These contracts are included in prepaid expenses and other current assets and other long-term assets as of May 25, 2024 and August 26, 2023. The fair value of the forward contracts is based on similar exchange traded derivatives and is, therefore, included within Level 2 of the fair value hierarchy.

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

As of May 25, 2024, the Company had forward contracts with a notional value of approximately 4.1 million CAD outstanding and recorded the fair value of the contracts of $0.2 million, in prepaid expenses and other current assets with a corresponding gain of $0.1 million in accumulated other comprehensive loss, which was recorded net of tax. During the thirteen and thirty-nine weeks ended May 25, 2024, the Company reclassified a nominal amount and $0.1 million, respectively, from accumulated other comprehensive loss to revenue related to the derivative financial instruments. The gain on these forward contracts that resulted in a decrease to accumulated other comprehensive loss as of May 25, 2024 is expected to be reclassified to revenues prior to their maturity on August 29, 2026.

7. Employee Benefit Plans

Defined Contribution Retirement Savings Plan

The Company has a defined contribution retirement savings plan with a 401(k) feature for all eligible U.S. and Canadian employees not under collective bargaining agreements. The Company matches a portion of the employee’s contribution and may make an additional contribution at its discretion. Contributions charged to expense under the plan for the thirteen weeks ended May 25, 2024 and May 27, 2023 were $5.1 million and $4.4 million, respectively. Contributions charged to expense under the plan for the thirty-nine weeks ended May 25, 2024 and May 27, 2023 were $15.2 million and $14.3 million, respectively.

Pension Plan and Supplemental Executive Retirement Plan

The Company accounts for its pension plan and Supplemental Executive Retirement Plan on an accrual basis over certain employees’ estimated service periods.

The Company maintains an unfunded Supplemental Executive Retirement Plan for certain eligible employees of the Company and one frozen non-contributory defined benefit pension plan. The amounts charged to expense related to these plans were $0.4 million for each of the thirteen weeks ended May 25, 2024 and May 27, 2023. The amounts charged to expense related to these plans were $1.3 million for each of the thirty-nine weeks ended May 25, 2024 and May 27, 2023.

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

The amounts for employee or employer contributions charged to expense related to the NQDC Plan for the thirteen and thirty-nine weeks ended May 25, 2024 were $0.2 million and $0.6 million, respectively. The amounts for employee or employer contributions charged to expense related to the NQDC Plan for the thirteen and thirty-nine weeks ended May 27, 2023 were $0.1 million and $0.3 million, respectively.

The Company, at its discretion, may also elect to transfer funds to a trust account with the intention to fund the future liability. Total NQDC Plan assets were $3.1 million and $2.0 million as of May 25, 2024 and August 26, 2023, respectively, and are included within other long-term assets in the accompanying Consolidated Balance Sheets. Total NQDC Plan liabilities were $1.3 million and $0.5 million as of May 25, 2024 and August 26, 2023, respectively, and are included within current accrued liabilities in the accompanying Consolidated Balance Sheets.

8. Income Per Share

The Company calculates income per share by allocating income to its unvested participating securities as part of its income per share calculations. The following table sets forth the computation of basic income per share using the two-class method for amounts attributable to the Company’s shares of Common Stock and Class B Common Stock (in thousands, except per share data):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	May 25, 2024	May 27, 2023	May 25, 2024	May 27, 2023
Net income available to shareholders	$38,057	$24,276	$100,839	$76,043
Allocation of net income for Basic:
Common Stock	$31,962	$20,394	$84,716	$63,882
Class B Common Stock	6,095	3,882	16,123	12,161
	$38,057	$24,276	$100,839	$76,043
Weighted average number of shares for Basic:
Common Stock	15,062	15,087	15,094	15,084
Class B Common Stock	3,590	3,590	3,590	3,590
	18,652	18,677	18,684	18,674
Income per share for Basic:
Common Stock	$2.12	$1.35	$5.61	$4.23
Class B Common Stock	$1.70	$1.08	$4.49	$3.39

The Company is required to calculate diluted income per share for Common Stock using the more dilutive of the following two methods:

•
The treasury stock method; or
•
The two-class method assuming a participating security is not exercised or converted.

For the thirteen and thirty-nine weeks ended May 25, 2024 and May 27, 2023, the Company’s diluted income per share assumes the conversion of all vested Class B Common Stock into Common Stock and uses the two-class method for its unvested participating shares. The following tables set forth the computation of diluted income per share of Common Stock for the thirteen and thirty-nine weeks ended May 25, 2024 and May 27, 2023 (in thousands, except per share data):

	Thirteen Weeks Ended May 25, 2024			Thirty-Nine Weeks Ended May 25, 2024
	Earnings to Common Shareholders	Common Shares	Income Per Share	Earnings to Common Shareholders	Common Shares	Income Per Share
As reported - Basic	$31,962	15,062	$2.12	$84,716	15,094	$5.61
Add: effect of dilutive potential common shares
Share-Based Awards	—	53		—	54
Class B Common Stock	6,095	3,590		16,123	3,590
As reported – Diluted	$38,057	18,705	$2.03	$100,839	18,738	$5.38

	Thirteen Weeks Ended May 27, 2023			Thirty-Nine Weeks Ended May 27, 2023
	Earnings to Common Shareholders	Common Shares	Income Per Share	Earnings to Common Shareholders	Common Shares	Income Per Share
As reported - Basic	$20,394	15,087	$1.35	$63,882	15,084	$4.23
Add: effect of dilutive potential common shares
Share-Based Awards	—	71		—	77
Class B Common Stock	3,882	3,590		12,161	3,590
As reported – Diluted	$24,276	18,748	$1.29	$76,043	18,751	$4.06

Share-based awards that would result in the issuance of 42,686 and 59,307 shares of Common Stock were excluded from the calculation of diluted income per share for the thirteen and thirty-nine weeks ended May 25, 2024, respectively, because they were anti-dilutive. Share-based awards that would result in the issuance of 37,746 and 55,970 shares of Common Stock were excluded from the calculation of diluted income per share for the thirteen and thirty-nine weeks ended May 27, 2023, respectively, because they were anti-dilutive.

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

The components of inventory as of May 25, 2024 and August 26, 2023 were as follows (in thousands):

	May 25, 2024	August 26, 2023
Raw materials	$19,946	$25,147
Work in process	3,764	4,444
Finished goods	137,777	118,743
Total inventories	$161,487	$148,334

10. Goodwill and Other Intangible Assets

When the Company acquires a business, the amount assigned to the tangible assets and liabilities and intangible assets acquired is based on their respective fair values determined as of the acquisition date. The excess of the purchase price over the tangible assets and liabilities and intangible assets is recorded as goodwill.

The changes in the carrying amount of goodwill are as follows (in thousands):

Balance as of August 26, 2023	$647,900
Purchase price adjustments recorded during the period	900
Other	(5)
Balance as of May 25, 2024	$648,795

Intangible assets, net in the Company’s Consolidated Balance Sheets are as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
May 25, 2024
Customer contracts	$314,705	$224,319	$90,386
Software	80,945	49,546	31,399
Other intangible assets	39,820	35,728	4,092
	$435,470	$309,593	$125,877

August 26, 2023
Customer contracts	$315,448	$211,996	$103,452
Software	80,538	45,117	35,421
Other intangible assets	43,598	36,853	6,745
	$439,584	$293,966	$145,618

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

A reconciliation of the Company’s asset retirement liability for the thirty-nine weeks ended May 25, 2024 was as follows (in thousands):

May 25, 2024
Balance as of August 26, 2023	$16,471
Accretion expense	721
Effect of exchange rate changes	18
Retirements	649
Costs incurred	(282)
Change in estimate	13
Balance as of May 25, 2024	$17,590

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

The following table presents the operating lease cost and information related to the operating lease right-of-use assets, net and operating lease liabilities for the thirty-nine weeks ended May 25, 2024:

(In thousands, except lease term and discount rate)
Lease cost:
Operating lease costs including short-term lease expense and variable lease costs, which were immaterial in the period	$19,596

Operating cash flow impacts:
Cash paid for amounts included in the measurement of operating lease liabilities	$15,014
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	$16,899
Weighted-average remaining lease term - operating leases	5.04
Weighted-average discount rate - operating leases	4.63%

The contractual future minimum lease payments of the Company’s operating lease liabilities by fiscal year as of May 25, 2024 are as follows (in thousands):

2024 (remaining three months)	$6,415
2025	19,269
2026	15,950
2027	12,316
2028	8,834
Thereafter	13,557
Total payments	76,341
Less interest	(7,505)
Total present value of lease payments	$68,836

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

The Company has accrued certain costs related to certain sites, including but not limited to, sites in Woburn and Somerville, Massachusetts, as it has been determined that the costs are probable and can be reasonably estimated. The Company, together with multiple other companies, is party to a consent decree related to the Company’s property and parcels of land (the “Central Area”) at a site in Woburn, Massachusetts. The United States Environmental Protection Agency (the “EPA”) has provided the Company and other signatories to the consent decree with comments on the design and implementation of groundwater and soil remedies at the Woburn site and investigation of environmental conditions in the Central Area. The consent decree does not address any remediation work that may be required in the Central Area. The Company, together with other signatories, has implemented and proposed to do additional work at the Woburn site but many of the EPA’s comments remain to be resolved. The Company has accrued costs to perform certain work responsive to the EPA’s comments. Additionally, the Company has implemented mitigation measures and continues to monitor environmental conditions at a site in Somerville, Massachusetts. The Company has agreed to undertake additional actions responsive to a notice of audit findings from the Massachusetts Department of Environmental Protection concerning a regulatory submittal that the Company made in 2009 for a portion of the site. The Company has received demands from the local transit authority for reimbursement of certain costs associated with its construction of a new municipal transit station in the area of the Somerville site. This station was part of an extension of the local transit system. The Company has reserved for costs in connection with this matter; however, in light of the uncertainties associated with this matter, these costs and the related reserve may change.

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

There is usually a range of reasonable estimates of the costs associated with each site. In accordance with U.S. GAAP, the Company’s accruals reflect the amount within the range that it believes is the best estimate or the low end of a range of estimates if no point within the range is a better estimate. Where it believes that both the amount of a particular liability and the timing of the payments are reliably determinable, the Company adjusts the cost in current dollars using a rate of 3% for inflation until the time of expected payment and discounts the cost to present value using current risk-free interest rates. As of May 25, 2024, the risk-free interest rates utilized by the Company ranged from 4.57% to 4.65%.

For environmental liabilities that have been discounted, the Company includes interest accretion, based on the effective interest method, in selling and administrative expenses on the accompanying Consolidated Statements of Income. The changes to the Company’s environmental liabilities for the thirty-nine weeks ended May 25, 2024 were as follows (in thousands):

May 25, 2024
Balance as of August 26, 2023	$30,029
Costs incurred for which reserves have been provided	(2,404)
Insurance proceeds	172
Interest accretion	948
Changes in discount rates	(493)
Revisions in estimates	1,068
Balance as of May 25, 2024	$29,320

Anticipated payments and insurance proceeds of currently identified environmental remediation liabilities as of May 25, 2024, for the next five fiscal years and thereafter, as measured in current dollars, are reflected below.

(In thousands)	2024	2025	2026	2027	2028	Thereafter	Total
Estimated costs – current dollars	$12,917	$2,651	$1,442	$1,270	$972	$14,617	$33,869
Estimated insurance proceeds	(180)	(195)	(159)	(173)	(9)	(230)	(946)
Net anticipated costs	$12,737	$2,456	$1,283	$1,097	$963	$14,387	$32,923
Effect of inflation							10,173
Effect of discounting							(13,776)
Balance as of May 25, 2024							$29,320

Estimated insurance proceeds are primarily received from an annuity received as part of a legal settlement with an insurance company. Annual proceeds of approximately $0.3 million are deposited into an escrow account which funds remediation and monitoring costs for two sites related to former operations in Williamstown, Vermont. Annual proceeds received but not expended in the current year accumulate in this account and may be used in future years for costs related to this site through the year 2027. As of May 25, 2024, the balance in this escrow account, which is held in a trust and is not recorded in the Company’s accompanying Consolidated Balance Sheet, was approximately $5.5 million. Also included in estimated insurance proceeds are amounts the Company is entitled to receive pursuant to legal settlements as reimbursements from three insurance companies for estimated costs at one of its sites.

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

Effective tax rate

The Company’s effective tax rate for the thirteen weeks ended May 25, 2024 was 22.9% as compared to 27.2% for the corresponding period in the prior year. The Company’s effective tax rate for the thirty-nine weeks ended May 25, 2024 was 23.8% as compared to 25.7% for the corresponding period in the prior year. The decrease in the effective tax rate for the thirteen and thirty-nine weeks ended May 25, 2024 as compared to the corresponding periods in the prior year was due primarily to the Company's favorable adjustments to tax reserves during the current period.

Uncertain tax positions

The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense, which is consistent with the recognition of these items in prior reporting periods. During the thirty-nine weeks ended May 25, 2024, there was a net decrease in unrecognized tax position of $2.8 million related to existing reserves.

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

All U.S. and Canadian federal income tax statutes have lapsed for filings up to and including fiscal years 2019 and 2016, respectively. With a few exceptions, the Company is no longer subject to state and local income tax examinations for periods prior to fiscal 2020.

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

On March 9, 2023, the Company exercised the accordion feature of the Credit Agreement pursuant to an amendment to the Credit Agreement. The exercise of the accordion feature increased the aggregate commitments under the Credit Agreement by $100.0 million, for a total aggregate commitment of up to $275.0 million. In addition, the amendment provided for the replacement of LIBOR with SOFR such that borrowings are based on, at the Company’s election, the SOFR rate or a base rate, plus in each case a spread based on the Company’s consolidated funded debt ratio. The amendment also refreshed the accordion feature, so that, provided there is no default or event of default under the Credit Agreement and the Company is in compliance with its financial covenants on a pro forma basis, the Company may request an increase in the aggregate commitments under the Credit Agreement (in the form of revolving or term tranches) of up to an additional $100.0 million, for a total aggregate commitment of up to $375.0 million. Availability of credit requires compliance with certain financial and other covenants, including a maximum consolidated funded debt ratio and minimum consolidated interest coverage ratio as defined in the Credit Agreement. The Company evaluates its compliance with these financial covenants on a fiscal quarterly basis. As of May 25, 2024, the interest rates applicable to the Company’s borrowings under the Credit Agreement would be calculated as SOFR plus 1.00% at the time of the respective borrowing.

During the third fiscal quarter of 2023, the Company borrowed $80.0 million under its Credit Agreement to finance the acquisition of Clean and fund its day-to-day operations. All amounts were repaid as of May 27, 2023 and the Company had no outstanding borrowings as of May 27, 2023. As of May 25, 2024, the Company had no outstanding borrowings and had outstanding letters of credit amounting to $62.7 million, leaving $212.3 million available for borrowing under the Credit Agreement.

As of May 25, 2024, the Company was in compliance with all covenants under the Credit Agreement.

15. Accumulated Other Comprehensive Loss

The changes in each component of accumulated other comprehensive loss, net of tax, for the thirteen and thirty-nine weeks ended May 25, 2024 and May 27, 2023 were as follows (in thousands):

	Thirteen Weeks Ended May 25, 2024
	Foreign Currency Translation	Pension- related (1)	Derivative Financial Instruments (1)	Total Accumulated Other Comprehensive Loss
Balance as of February 24, 2024	$(25,736)	$2,582	$115	$(23,039)
Other comprehensive (loss) income before reclassification	(598)	—	30	(568)
Amounts reclassified from accumulated other comprehensive loss	—	—	(24)	(24)
Net current period other comprehensive (loss) income	(598)	—	6	(592)
Balance as of May 25, 2024	$(26,334)	$2,582	$121	$(23,631)

	Thirty-Nine Weeks Ended May 25, 2024
	Foreign Currency Translation	Pension- related (1)	Derivative Financial Instruments (1)	Total Accumulated Other Comprehensive Loss
Balance as of August 26, 2023	$(26,504)	$2,582	$161	$(23,761)
Other comprehensive income (loss) before reclassification	170	—	28	198
Amounts reclassified from accumulated other comprehensive loss	—	—	(68)	(68)
Net current period other comprehensive income (loss)	170	—	(40)	130
Balance as of May 25, 2024	$(26,334)	$2,582	$121	$(23,631)

	Thirteen Weeks Ended May 27, 2023
	Foreign Currency Translation	Pension- related (1)	Derivative Financial Instruments (1)	Total Accumulated Other Comprehensive Loss
Balance as of February 25, 2023	$(28,054)	$452	$172	$(27,430)
Other comprehensive income before reclassification	762	—	31	793
Amounts reclassified from accumulated other comprehensive loss	—	—	(25)	(25)
Net current period other comprehensive income	762	—	6	768
Balance as of May 27, 2023	$(27,292)	$452	$178	$(26,662)

	Thirty-Nine Weeks Ended May 27, 2023
	Foreign Currency Translation	Pension- related (1)	Derivative Financial Instruments (1)	Total Accumulated Other Comprehensive Loss
Balance as of August 27, 2022	$(24,803)	$452	$61	$(24,290)
Other comprehensive (loss) income before reclassification	(2,489)	—	186	(2,303)
Amounts reclassified from accumulated other comprehensive loss	—	—	(69)	(69)
Net current period other comprehensive (loss) income	(2,489)	—	117	(2,372)
Balance as of May 27, 2023	$(27,292)	$452	$178	$(26,662)
(1)
Amounts are shown net of tax

Amounts reclassified from accumulated other comprehensive loss, net of tax, for the thirteen and thirty-nine weeks ended May 25, 2024 and May 27, 2023 were as follows (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	May 25, 2024	May 27, 2023	May 25, 2024	May 27, 2023
Derivative financial instruments, net:
Forward contracts (a)	$(24)	$(25)	$(68)	$(69)
Total, net of tax	(24)	(25)	(68)	(69)

Total amounts reclassified, net of tax	$(24)	$(25)	$(68)	$(69)

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

The Company refers to the U.S. and Canadian Rental and Cleaning, MFG, and Corporate reporting segments combined as its “Core Laundry Operations,” which is included as a subtotal in the following table (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	May 25, 2024	May 27, 2023	May 25, 2024	May 27, 2023
Revenues:
U.S. and Canadian Rental and Cleaning	$512,572	$488,198	$1,531,116	$1,414,825
MFG	77,862	72,600	233,939	224,342
Net intercompany MFG elimination	(77,862)	(72,600)	(233,939)	(224,342)
Corporate	15,882	13,521	43,747	41,342
Subtotal: Core Laundry Operations	528,454	501,719	1,574,863	1,456,167
Specialty Garments	47,582	49,407	135,713	135,613
First Aid	27,292	25,542	76,988	69,377
Total consolidated revenues	$603,328	$576,668	$1,787,564	$1,661,157

Operating income (loss):
U.S. and Canadian Rental and Cleaning	$81,867	$70,175	$234,903	$216,830
MFG	24,958	20,931	69,446	66,485
Net intercompany MFG elimination	(3,063)	(1,948)	(7,453)	(14,739)
Corporate	(66,833)	(68,163)	(198,830)	(200,108)
Subtotal: Core Laundry Operations	36,929	20,995	98,066	68,468
Specialty Garments	11,373	12,455	33,391	30,683
First Aid	148	(53)	(1,927)	(1,626)
Total consolidated operating income	$48,450	$33,397	$129,530	$97,525

Other (income) expense:
Interest income, net	$(1,406)	$(553)	$(4,590)	$(6,353)
Other expense, net	522	621	1,813	1,526
Total consolidated other (income) expense, net	$(884)	$68	$(2,777)	$(4,827)
Total consolidated income before income taxes	$49,334	$33,329	$132,307	$102,352

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

During the thirteen and thirty-nine weeks ended May 25, 2024, the Company repurchased 47,250 and 94,000 shares, respectively, for an average price per share of $165.99 and $169.81, respectively, under the share repurchase program. During the thirteen and thirty-nine weeks ended May 27, 2023, the Company did not repurchase any shares. As of May 25, 2024, the Company had $84.0 million remaining to repurchase shares under the share repurchase program.

18. Related Party

During the thirteen weeks ended May 25, 2024, the Company did not record any material expenses with a related party. During the thirty-nine weeks ended May 25, 2024, the Company recorded $2.1 million of expense with a company for which one member of the Company’s Board of Directors was an executive officer for a portion of such period. During the thirteen and thirty-nine weeks ended May 27, 2023, the Company recorded $0.7 million and $2.3 million of expense, respectively, with a company for which the same member of the Company’s Board of Directors was an executive officer for such periods.

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

Effects of Inflation and Adverse Economic Conditions

In general, we believe that our results of operations are not dependent on moderate changes in the inflation rate. Historically, we have been able to manage the impacts of more significant changes in inflation rates through our customer relationships, customer agreements that generally provide for price increases and continued focus on improvements of operational productivity. However, the inflationary environment in recent years had a negative impact on our margins, including as a result of increased energy costs for our vehicles and our plants, as well as increasing wages in the labor markets in which we compete. While inflation has moderated recently, a period of sustained inflation could pressure our margins in future periods. In addition, the U.S. Federal Reserve has delayed decreasing its benchmark interest rate during 2024 in response to sustained elevated inflation. Adverse economic conditions resulting from inflationary pressures, U.S. Federal Reserve actions, including elevated interest rates and/or increases in interest rates, geopolitical issues or otherwise are difficult to predict and may have a material adverse impact on our business, results of operations and financial condition.

Please see Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended August 26, 2023 for an additional discussion of risks and potential risks of inflation and adverse economic conditions on our business, financial condition and results of operations.

Results of Operations

The following table presents certain selected financial data, including the percentage of revenues represented by each item, for the thirteen and thirty-nine weeks ended May 25, 2024 and May 27, 2023.

	Thirteen Weeks Ended					Thirty-Nine Weeks Ended
(In thousands, except percentages)	May 25, 2024	% of Revenues	May 27, 2023	% of Revenues	% Change	May 25, 2024	% of Revenues	May 27, 2023	% of Revenues	% Change
Revenues	$603,328	100.0%	$576,668	100.0%	4.6%	$1,787,564	100.0%	$1,661,157	100.0%	7.6%

Operating expenses:
Cost of revenues (1)	391,244	64.8	379,419	65.8	3.1	1,171,231	65.5	1,103,287	66.4	6.2
Selling and administrative expenses (1)	129,074	21.4	132,677	23.0	(2.7)	383,350	21.4	372,230	22.4	3.0
Depreciation and amortization	34,560	5.7	31,175	5.4	10.9	103,453	5.8	88,115	5.3	17.4
Total operating expenses	554,878	92.0	543,271	94.2	2.1	1,658,034	92.8	1,563,632	94.1	6.0
Operating income	48,450	8.0	33,397	5.8	45.1	129,530	7.2	97,525	5.9	32.8
Other (income) expense, net	(884)	(0.1)	68	0.0	(1,400.0)	(2,777)	(0.2)	(4,827)	(0.3)	(42.5)
Income before income taxes	49,334	8.2	33,329	5.8	48.0	132,307	7.4	102,352	6.2	29.3
Provision for income taxes	11,277	1.9	9,053	1.6	24.6	31,468	1.8	26,309	1.6	19.6
Net income	$38,057	6.3%	$24,276	4.2%	56.8%	$100,839	5.6%	$76,043	4.6%	32.6%
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

In fiscal 2018, we initiated a multiyear CRM project to further develop, implement and deploy a third-party software application we licensed. This new solution is intended to improve functionality, capability and information flow as well as increase automation for our operations in servicing our customers. We began deployment of our new CRM project during the second half of fiscal 2021 and concluded the deployment to our U.S. locations in the first quarter of fiscal 2024. We are depreciating this system over a 10-year life and recognized $0.9 million and $2.7 million of amortization expense during the thirteen and thirty-nine weeks ended May 25, 2024, respectively.

In fiscal 2022, we initiated a multiyear ERP project that we currently anticipate will continue through 2027, with early phases focused on master data management and finance capabilities followed by subsequent phases with a strong focus on supply chain and procurement automation and technology. We believe that this initiative will become the core of the UniFirst systems technology footprint and will integrate and complement the capabilities of the CRM system. We expect the ERP system and the new supply chain and procurement capabilities that it will provide to enable lower operating costs and reduced customer churn. Such benefits are expected to be delivered through enhanced inventory utilization and vendor management, improved response times to customer orders and more efficient back-end processes. These capabilities will allow us to more effectively respond to and mitigate the types of supply chain challenges that we experienced during the COVID-19 pandemic and inflationary environment of 2022 and 2023.

We refer to our CRM and ERP projects together as our (“Key Initiatives”). For the thirteen weeks ended May 25, 2024, we expensed $3.9 million of non-recurring costs related to our Key Initiatives, primarily relating to our ERP project. For the thirty-nine weeks ended May 25, 2024, we expensed $10.0 million of non-recurring costs related to our Key Initiatives, primarily relating to our ERP project.

On October 24, 2023, our Board of Directors authorized a share repurchase program to repurchase up to $100.0 million of our outstanding shares of Common Stock. Repurchases from time to time under the new program, if any, will be made in either the open market or in privately negotiated transactions. The timing, manner, price and amount of any repurchases depend on a variety of factors, including economic and market conditions, our stock price, corporate liquidity requirements and priorities, applicable legal requirements and other factors. The share repurchase program may be funded using available cash or capacity under our Credit Agreement (as defined below) and may be suspended or discontinued at any time.

During the thirteen and thirty-nine weeks ended May 25, 2024, we repurchased 47,250 and 94,000 shares, respectively, for an average price per share of $165.99 and $169.81, respectively, under the share repurchase program. During the thirteen and thirty-nine weeks ended May 27, 2023, we did not repurchase any shares. As of May 25, 2024, we had $84.0 million remaining under our share repurchase program.

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

Thirteen weeks ended May 25, 2024 compared with thirteen weeks ended May 27, 2023

Revenues

(In thousands, except percentages)	May 25, 2024	May 27, 2023	Dollar Change	Percent Change
Core Laundry Operations	$528,454	$501,719	$26,735	5.3%
Specialty Garments	47,582	49,407	(1,825)	(3.7)%
First Aid	27,292	25,542	1,750	6.9%
Total consolidated revenues	$603,328	$576,668	$26,660	4.6%

The increase in consolidated revenues of 4.6% during the thirteen weeks ended May 25, 2024 compared to the prior year comparable period was due primarily to growth in our Core Laundry Operations of 5.3%. The increase in our Core Laundry Operations was due to organic growth of 4.7% and acquisition related growth of 0.6%. The effect of Canadian dollar exchange rate changes on our revenues was nominal. The Core Laundry Operations strong organic growth rate was primarily the result of solid new account sales and improved pricing with our customers.

In the thirteen weeks ended May 25, 2024, Specialty Garments revenues decreased compared to the prior year comparable period due to the decline in our North American nuclear business, which was partially offset by growth in our cleanroom operations. Specialty Garments’ results are often affected by seasonality and the timing and length of its customers’ power reactor outages as well as its project-based activities.

First Aid revenues in the same period increased 6.9% compared to the prior year comparable period due primarily to growth in our van business.

Cost of revenues

(In thousands, except percentages)	May 25, 2024	May 27, 2023	Dollar Change	Percent Change
Cost of revenues	$391,244	$379,419	$11,825	3.1%
% of Revenues	64.8%	65.8%

The increase in consolidated cost of revenues of 3.1% during the thirteen weeks ended May 25, 2024 compared to the prior year comparable period was due primarily to the impact of revenue growth mentioned above. While overall cost of revenues increased, cost of revenues as a percentage of revenues decreased due primarily to lower merchandise costs and production costs.

Selling and administrative expenses

(In thousands, except percentages)	May 25, 2024	May 27, 2023	Dollar Change	Percent Change
Selling and administrative expenses	$129,074	$132,677	$(3,603)	(2.7)%
% of Revenues	21.4%	23.0%

The decrease in selling and administrative costs of 2.7% during the thirteen weeks ended May 25, 2024 compared to the prior year comparable period was due primarily to a decrease in spending on our Key Initiatives from $8.4 million in the third quarter of fiscal 2023 to $3.9 million in the third quarter of fiscal 2024. Also, we benefited from a decrease in healthcare claims expense of $3.4 million compared to the prior year comparable period and costs incurred in the third quarter of fiscal 2023 related to a legal matter of approximately $1.3 million. In addition, we incurred $0.7 million of Clean acquisition-related costs during the third quarter of fiscal 2023. These decreases in costs were partially offset by continued investments we have made in our corporate capabilities over the last year.

Depreciation and amortization

(In thousands, except percentages)	May 25, 2024	May 27, 2023	Dollar Change	Percent Change
Depreciation and amortization	$34,560	$31,175	$3,385	10.9%
% of Revenues	5.7%	5.4%

Depreciation and amortization expense increased by 10.9% during the thirteen weeks ended May 25, 2024 compared to the prior year comparable period, due primarily to continued investment in our systems and technology capabilities and infrastructure to support our future growth.

Operating income

For the thirteen weeks ended May 25, 2024 and May 27, 2023, changes in our revenues and costs as discussed above resulted in the following changes in our operating income and margin:

(In thousands, except percentages)	May 25, 2024	May 27, 2023	Dollar Change	Percent Change
Core Laundry Operations	$36,929	$20,995	$15,934	75.9%
Specialty Garments	11,373	12,455	(1,082)	(8.7)%
First Aid	148	(53)	201	(379.2)%
Operating income	$48,450	$33,397	$15,053	45.1%
Operating income margin	8.0%	5.8%

Other (income) expense, net

(In thousands, except percentages)	May 25, 2024	May 27, 2023	Dollar Change	Percent Change
Interest income, net	$(1,406)	$(553)	$(853)	154.2%
Other expense, net	522	621	(99)	(15.9)%
Total other (income) expense, net	$(884)	$68	$(952)	(1400.0)%

The increase in other (income) expense, net during the thirteen weeks ended May 25, 2024 as compared to the prior year comparable period was due primarily to approximately $0.5 million of interest expense incurred on borrowings related to the Clean acquisition during the thirteen weeks ended May 27, 2023 of which there were none in the current period.

Provision for income taxes

(In thousands, except percentages)	May 25, 2024	May 27, 2023	Dollar Change	Percent Change
Provision for income taxes	$11,277	$9,053	$2,224	24.6%
Effective income tax rate	22.9%	27.2%

The decrease in the effective tax rate for the thirteen weeks ended May 25, 2024 as compared to the corresponding period in the prior year was due primarily to favorable adjustments to our tax reserves during the current period.

Thirty-nine weeks ended May 25, 2024 compared with thirty-nine weeks ended May 27, 2023

Revenues

(In thousands, except percentages)	May 25, 2024	May 27, 2023	Dollar Change	Percent Change
Core Laundry Operations	$1,574,863	$1,456,167	$118,696	8.2%
Specialty Garments	135,713	135,613	100	0.1%
First Aid	76,988	69,377	7,611	11.0%
Total consolidated revenues	$1,787,564	$1,661,157	$126,407	7.6%

The increase in consolidated revenues of 7.6% during the thirty-nine weeks ended May 25, 2024 compared to the prior year comparable period was due primarily to growth in our Core Laundry Operations of 8.2%. The increase in our Core Laundry Operations was due to organic growth of 4.9% and acquisition related growth of 3.3%. The effect of Canadian dollar exchange rate changes on our revenues was nominal. The Core Laundry Operations strong organic growth rate was primarily the result of solid new account sales and improved pricing with our customers. The impact on our revenues from acquisitions was primarily the result of our acquisition of Clean, which was completed on March 13, 2023.

In the thirty-nine weeks ended May 25, 2024, Specialty Garments revenues remained consistent compared to the prior year comparable period due primarily to growth in our cleanroom operations offset by a decline in our North American and European nuclear businesses. First Aid revenues in the same period increased 11.0% compared to the prior year comparable period due primarily to growth in our van business.

Cost of revenues

(In thousands, except percentages)	May 25, 2024	May 27, 2023	Dollar Change	Percent Change
Cost of revenues	$1,171,231	$1,103,287	$67,944	6.2%
% of Revenues	65.5%	66.4%

The increase in consolidated cost of revenues of 6.2% during the thirty-nine weeks ended May 25, 2024 compared to the prior year comparable period was due primarily to the impact of revenue growth mentioned above. While overall cost of revenues increased, cost of revenues decreased as a percentage of revenue due primarily to lower merchandise costs and production costs.

Selling and administrative expenses

(In thousands, except percentages)	May 25, 2024	May 27, 2023	Dollar Change	Percent Change
Selling and administrative expenses	$383,350	$372,230	$11,120	3.0%
% of Revenues	21.4%	22.4%

The increase in selling and administrative costs of 3.0% during the thirty-nine weeks ended May 25, 2024 compared to the prior year comparable period was due primarily to incremental costs from the Clean acquisition as compared to the prior year comparable period.

While overall selling and administrative costs increased, selling and administrative costs as a percentage of revenues decreased due primarily to a decrease in spending on our Key Initiatives from $27.5 million in the thirty-nine weeks ended May 27, 2023 to $10.0 million in the thirty-nine weeks ended May 25, 2024. Also, we benefited from a decrease in healthcare claims expense of $2.9 million compared to the prior year comparable period and costs incurred in the third quarter of fiscal 2023 related to a legal matter of approximately $1.3 million. In addition, we incurred $2.7 million of Clean acquisition-related costs during the thirty-nine weeks ended May 27, 2023.

Depreciation and amortization

(In thousands, except percentages)	May 25, 2024	May 27, 2023	Dollar Change	Percent Change
Depreciation and amortization	$103,453	$88,115	$15,338	17.4%
% of Revenues	5.8%	5.3%

Depreciation and amortization expense increased by 17.4% during the thirty-nine weeks ended May 25, 2024 compared to the prior year comparable period due primarily to continued investment in our systems and technology capabilities and infrastructure to support our future growth. Also contributing to this increase was higher depreciation and amortization of $7.6 million related to the Clean acquisition that occurred early in the third quarter of fiscal 2023. Total depreciation and amortization for Clean was $10.7 million and $3.1 million in the thirty-nine weeks ended May 25, 2024 and the prior year comparable period, respectively, of which $7.2 million and $2.2 million were intangibles amortization, respectively.

Operating income

For the thirty-nine weeks ended May 25, 2024 and May 27, 2023, changes in our revenues and costs as discussed above resulted in the following changes in our operating income and margin:

(In thousands, except percentages)	May 25, 2024	May 27, 2023	Dollar Change	Percent Change
Core Laundry Operations	$98,066	$68,468	$29,598	43.2%
Specialty Garments	33,391	30,683	2,708	8.8%
First Aid	(1,927)	(1,626)	(301)	18.5%
Operating income	$129,530	$97,525	$32,005	32.8%
Operating income margin	7.2%	5.9%

Other income, net

(In thousands, except percentages)	May 25, 2024	May 27, 2023	Dollar Change	Percent Change
Interest income, net	$(4,590)	$(6,353)	$1,763	(27.8)%
Other expense, net	1,813	1,526	287	18.8%
Total other income, net	$(2,777)	$(4,827)	$2,050	(42.5)%

Other income, net during the thirty-nine weeks ended May 25, 2024 decreased as compared to the prior year comparable period due primarily to lower interest income resulting from lower cash reserves subsequent to the acquisition of Clean in our third fiscal quarter of 2023. This was partially offset by $2.1 million of interest income recorded in the thirty-nine weeks ended May 25, 2024 as a result of a tax dispute we were able to favorably resolve.

Provision for income taxes

(In thousands, except percentages)	May 25, 2024	May 27, 2023	Dollar Change	Percent Change
Provision for income taxes	$31,468	$26,309	$5,159	19.6%
Effective income tax rate	23.8%	25.7%

The decrease in the effective tax rate for the thirty-nine weeks ended May 25, 2024 as compared to the corresponding period in the prior year was due primarily to favorable adjustments to our tax reserves during the current period.

Liquidity and Capital Resources

General

Cash and cash equivalents, and short-term investments totaled $125.4 million as of May 25, 2024, an increase of $35.8 million from $89.6 million as of August 26, 2023. The increase in cash and cash equivalents and short-term investments was largely driven by our cash flows from operating activities. We generated $193.0 million and $142.8 million in cash from operating activities in the thirty-nine weeks ended May 25, 2024 and May 27, 2023, respectively. The increase was due primarily to increased profitability and lower working capital needs of the business. During the thirty-nine weeks ended May 25, 2024, we continued to invest in our business with capital expenditures totaling $121.9 million.

Pursuant to the share repurchase program approved by our Board of Directors on October 24, 2023, we repurchased 94,000 shares of our Common Stock for an aggregate of approximately $16.0 million during the thirty-nine weeks ended May 25, 2024.

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

Sources and uses of cash flows for the thirty-nine weeks ended May 25, 2024 and May 27, 2023, respectively, are summarized as follows:

(In thousands, except percentages)	May 25, 2024	May 27, 2023	Dollar Change	Percent Change
Net cash provided by operating activities	$193,012	$142,807	$50,205	35.2%
Net cash used in investing activities	(124,293)	(439,754)	315,461	(71.7)%
Net cash used in financing activities	(36,126)	(20,225)	(15,901)	78.6%
Effect of exchange rate changes	210	76	134	176.3%
Net increase (decrease) in cash and cash equivalents	$32,803	$(317,096)	$349,899	(110.3)%

Net Cash Provided by Operating Activities

The net cash provided by operating activities during the thirty-nine weeks ended May 25, 2024 increased as compared to the prior year comparable period due to our improved profitability and benefit of depreciation and amortization as well as positive impacts from rental merchandise in service of $24.9 million, receivables of $16.9 million and accrued liabilities of $9.9 million. These increases were partially offset by a decrease in inventory of $15.2 million, a decrease of in prepaid expenses and other current and noncurrent assets of $11.6 million and a decrease in accounts payable of $8.6 million.

The positive impact from merchandise in service was due primarily to fewer garments being placed in service to support our rental customers. The positive impact from receivables was due primarily to a focused effort on collections and timing. The negative impact from inventories was due primarily to higher production that will be used to meet future demand. The negative impact from prepaid expenses and other current assets was due primarily to increases in information technology prepaid contracts and deferred commission costs. The negative impact from accounts payable was due primarily to timing.

Net Cash Used in Investing Activities

The net cash used in investing activities during the thirty-nine weeks ended May 25, 2024 decreased as compared to the prior year comparable period due primarily to the Clean acquisition in the third quarter of fiscal 2023 and a reduced net investment in certificates of deposit of $7.1 million during the thirty-nine weeks ended May 25, 2024.

Net Cash Used in Financing Activities

The net cash used in financing activities during the thirty-nine weeks ended May 25, 2024 increased as compared to the prior year comparable period due primarily to a $16.0 million increase in the repurchase of Common Stock during the period.

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

On March 9, 2023, we exercised the accordion feature of the Credit Agreement pursuant to an amendment to the Credit Agreement. The exercise of the accordion feature increased the aggregate commitments under the Credit Agreement by $100.0 million, for a total aggregate commitment of up to $275.0 million. In addition, the amendment provided for the replacement of LIBOR with SOFR such that borrowings are based on, at our election, the SOFR rate or a base rate, plus in each case a spread based on our consolidated funded debt ratio. The amendment also refreshed the accordion feature, so that, provided there is no default or event of default under the Credit Agreement and we are in compliance with our financial covenants on a pro forma basis, we may request an increase in the aggregate commitments under the Credit Agreement (in the form of revolving or term tranches) of up to an additional $100.0 million, for a total aggregate commitment of up to $375.0 million. Availability of credit requires compliance with certain financial and other covenants, including a maximum consolidated funded debt ratio and minimum consolidated interest coverage ratio as defined in the Credit Agreement. We test our compliance with these financial covenants on a fiscal quarterly basis. As of May 25, 2024, the interest rates applicable to our borrowings under the Credit Agreement would be calculated as SOFR plus 1.00% at the time of the respective borrowing.

As of May 25, 2024, we had no outstanding borrowings and had outstanding letters of credit amounting to $62.7 million, leaving $212.3 million available for borrowing under the Credit Agreement.

As of May 25, 2024, we were in compliance with all covenants under the Credit Agreement.

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

As of May 25, 2024, we had forward contracts with a notional value of approximately 4.1 million CAD outstanding and recorded the fair value of the contracts of $0.2 million in prepaid expenses and other current assets with a corresponding gain of $0.1 million in accumulated other comprehensive loss, which was recorded net of tax. During the thirteen and thirty-nine weeks ended May 25, 2024, we reclassified a nominal amount and $0.1 million, respectively, from accumulated other comprehensive loss to revenue related to the derivative financial instruments. The gain on these forward contracts that results in a decrease to accumulated other comprehensive loss as of May 25, 2024 is expected to be reclassified to revenues prior to their maturity on August 29, 2026.

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

We have accrued certain costs related to certain sites, including but not limited to, sites in Woburn and Somerville, Massachusetts, as it has been determined that the costs are probable and can be reasonably estimated. We, together with multiple other companies, are party to a consent decree related to our property and other parcels of land (the “Central Area”) at a site in Woburn, Massachusetts. The United States Environmental Protection Agency (the “EPA”) has provided us and other signatories to the consent decree with comments on the design and implementation of groundwater and soil remedies at the Woburn site and investigation of environmental conditions in the Central Area. The consent decree does not address any remediation work that may be required in the Central Area. We, and other signatories, have implemented and proposed to do additional work at the Woburn site but many of the EPA’s comments remain to be resolved. We have accrued costs to perform certain work responsive to the EPA’s comments. Additionally, we have implemented mitigation measures and continue to monitor environmental conditions at a site in Somerville, Massachusetts. We have agreed to undertake additional actions responsive to a notice of audit findings from the Massachusetts Department of Environmental Protection concerning a regulatory submittal that we made in 2009 for a portion of the site. We have received demands from the local transit authority for reimbursement of certain costs associated with its construction of a new municipal transit station in the area of the Somerville site. This station was part of an extension of the transit system. We have reserved for costs in connection with this matter; however, in light of the uncertainties associated with this matter, these costs and the related reserve may change.

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

There is usually a range of reasonable estimates of the costs associated with each site. In accordance with U.S. GAAP, our accruals represent the amount within the range that we believe is the best estimate or the low end of a range of estimates if no point within the range is a better estimate. When we believe that both the amount of a particular liability and the timing of the payments are reliably determinable, we adjust the cost in current dollars using a rate of 3% for inflation until the time of expected payment and discount the cost to present value using current risk-free interest rates. As of May 25, 2024, the risk-free interest rates we utilized ranged from 4.57% to 4.65%.

For environmental liabilities that have been discounted, we include interest accretion, based on the effective interest method, in selling and administrative expenses on the Consolidated Statements of Income. The changes to the amounts of our environmental liabilities for the thirty-nine weeks ended May 25, 2024 were as follows (in thousands):

May 25, 2024
Balance as of August 26, 2023	$30,029
Costs incurred for which reserves have been provided	(2,404)
Insurance proceeds	172
Interest accretion	948
Changes in discount rates	(493)
Revisions in estimates	1,068
Balance as of May 25, 2024	$29,320

Anticipated payments and insurance proceeds relating to currently identified environmental remediation liabilities as of May 25, 2024, for the next five fiscal years and thereafter, as measured in current dollars, are reflected below.

(In thousands)	2024	2025	2026	2027	2028	Thereafter	Total
Estimated costs – current dollars	$12,917	$2,651	$1,442	$1,270	$972	$14,617	$33,869
Estimated insurance proceeds	(180)	(195)	(159)	(173)	(9)	(230)	(946)
Net anticipated costs	$12,737	$2,456	$1,283	$1,097	$963	$14,387	$32,923
Effect of inflation							10,173
Effect of discounting							(13,776)
Balance as of May 25, 2024							$29,320

Estimated insurance proceeds are primarily received from an annuity received as part of our legal settlement with an insurance company. Annual proceeds of approximately $0.3 million are deposited into an escrow account which funds remediation and monitoring costs for two sites related to our former operations. Annual proceeds received but not expended in the current year accumulate in this account and may be used in future years for costs related to this site through the year 2027. As of May 25, 2024, the balance in this escrow account, which is held in a trust and is not recorded in our Consolidated Balance Sheet, was approximately $5.5 million. Also included in estimated insurance proceeds are amounts we are entitled to receive pursuant to legal settlements as reimbursements from three insurance companies for estimated costs at one of our sites.

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

Contractual Obligations and Other Commercial Commitments

As of May 25, 2024, there were no material changes to our contractual obligations that were disclosed in our Annual Report on Form 10-K for the year ended August 26, 2023. As of May 25, 2024, we did not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

See Note 2, “Recent Accounting Pronouncements” to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for more information on recently implemented and issued accounting standards.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

We have determined that all of our foreign subsidiaries operate primarily in local currencies that represent the functional currencies of such subsidiaries. All assets and liabilities of our foreign subsidiaries are translated into U.S. dollars using the exchange rate prevailing at the balance sheet date. The effects of exchange rate fluctuations on the translation of assets and liabilities are recorded as a component of shareholders’ equity. Revenues and expenses are translated at the average exchange rates in effect during each month of the fiscal year. As such, our financial condition and operating results are affected by fluctuations in the value of the U.S. dollar as compared to currencies in foreign countries. Revenues denominated in currencies other than the U.S. dollar represented approximately 6.8% of total consolidated revenues for both the thirteen and thirty-nine weeks ended May 25, 2024. Total assets denominated in currencies other than the U.S. dollar represented approximately 6.7% and 6.6% of total consolidated assets as of May 25, 2024 and August 26, 2023, respectively. If exchange rates had increased or decreased by 10% from the actual rates in effect during the thirteen and thirty-nine weeks ended May 25, 2024, our revenues would have increased or decreased by $12.2 million and $4.0 million, respectively, and total assets as of May 25, 2024 would have increased or decreased by approximately $17.8 million.

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

As of May 25, 2024, we had forward contracts with a notional value of approximately 4.1 million CAD outstanding and recorded the fair value of the contracts of $0.2 million in prepaid expenses and other current assets with a corresponding gain of $0.1 million in accumulated other comprehensive loss, which was recorded net of tax. During the thirteen and thirty-nine weeks ended May 25, 2024, we reclassified a nominal amount and $0.1 million, respectively, from accumulated other comprehensive loss to revenue related to the derivative financial instruments. The gain on these forward contracts that resulted in a decrease to accumulated other comprehensive loss as of May 25, 2024 is expected to be reclassified to revenues prior to their maturity on August 29, 2026.

Other than the forward contracts, discussed above, we do not operate a hedging program to mitigate the effect of a significant change in the value of the functional currencies of our foreign subsidiaries, which include the Canadian dollar, euro, British pound, Mexican peso and Nicaraguan cordoba, as compared to the U.S. dollar. Any losses or gains resulting from unhedged foreign currency transactions, including exchange rate fluctuations on intercompany accounts are reported as transaction losses (gains) in our other income, net. The intercompany payables and receivables are denominated in Canadian dollars, euros, British pounds, Mexican pesos and Nicaraguan cordobas. During the thirteen and thirty-nine weeks ended May 25, 2024, transaction gains of a nominal amount and $0.4 million, respectively, were included in other income. If exchange rates had increased or decreased by 10% during the thirteen and thirty-nine weeks ended May 25, 2024, we would have recognized exchange gains or losses of approximately $0.3 million and $0.8 million, respectively.

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

Changes in Internal Control over Financial Reporting

Other than the remediation measures with respect to the material weakness described below, there were no changes in our internal control over financial reporting during the third quarter of fiscal 2024 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about repurchases of our equity securities during the thirteen weeks ended May 25, 2024:

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (1)
February 25, 2024 - March 23, 2024	15,000	$169.70	15,000	$89,335,110
March 24, 2024 - April 20, 2024	14,250	$165.04	14,250	$86,982,999
April 21, 2024 - May 25, 2024	18,000	$163.60	18,000	$84,037,764
Total	47,250		47,250
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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

On April 17, 2024, William Ross, Executive Vice President, Operations of the Company, adopted a trading arrangement for the sale of the Company’s Common Stock (the “Ross Rule 10b5-1 Trading Plan”) that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c). The Ross Rule 10b5-1 Trading Plan, which has a term expiring on December 31, 2024, provides for the exercise of stock appreciation rights to acquire up to 53,649 shares of Common Stock and the concurrent sale of all shares of Common Stock acquired upon such exercise at a specified limit price between July 17, 2024 and December 31, 2024.

On May 10, 2024, Shane O’Conner, Executive Vice President and Chief Financial Officer of the Company, adopted a trading arrangement for the sale of the Company’s Common Stock (the “O’Conner Rule 10b5-1 Trading Plan”) that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c). The O’Conner Rule 10b5-1 Trading Plan, which has a term expiring on August 11, 2025, provides for the sale of up to 1,185 shares of Common Stock pursuant to its terms.

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

101

The following financial information from UniFirst Corporation Quarterly Report on Form 10-Q for the quarter ended May 25, 2024 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101) (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UniFirst Corporation

July 3, 2024	By:	/s/ Steven S. Sintros
Steven S. Sintros
President and Chief Executive Officer

July 3, 2024	By:	/s/ Shane O’Connor
Shane O’Connor
Executive Vice President and Chief Financial Officer