Form 10-K
period 2024-08-31
UNIFIRST CORP
filed 2024-11-14
CIK 717954

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended August 31, 2024

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

The number of outstanding shares of the Registrant’s Common Stock and Class B Common Stock as of October 23, 2024 were 15,012,314 and 3,558,435, respectively. The aggregate market value of the voting stock of the Registrant held by non-affiliates as of February 23, 2024 (the last business day of the Registrant’s most recently completed second fiscal quarter), computed by reference to the closing sale price of such shares on such date, was approximately $2,473,792,957.

Documents Incorporated By Reference

The Registrant intends to file a Definitive Proxy Statement pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended, for its 2025 Annual Meeting of Shareholders within 120 days of the end of the fiscal year ended August 31, 2024. Portions of such Proxy Statement are incorporated by reference in Part III of this Annual Report on Form 10-K.

UniFirst Corporation

Annual Report on Form 10-K

For the Fiscal Year Ended August 31, 2024

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

ITEM 1. BUSINESS

GENERAL

UniFirst Corporation, a corporation organized under the laws of the Commonwealth of Massachusetts in 1950, together with its subsidiaries, hereunder referred to as “we”, “our”, the “Company”, or “UniFirst”, is one of the leading providers in the supply and servicing of uniform and workwear programs, facility management and service products, as well as first aid and safety supplies and services in North America. We design, manufacture, personalize, rent, clean, deliver, and sell a wide range of uniforms and protective clothing, including shirts, pants, jackets, coveralls, lab coats, smocks, aprons and specialized protective wear, such as flame resistant and high visibility garments. We also rent and sell industrial wiping products, floor mats, facility management and service products and other non-garment items, and provide restroom and cleaning supplies and first aid cabinet services and other safety supplies as well as certain safety training to a variety of manufacturers, retailers and service companies. We serve businesses of all sizes across multiple industry sectors. At certain specialized facilities, like nuclear plants, we also decontaminate and clean work clothes and other items that may have been exposed to radioactive materials, and service special cleanroom protective wear and facilities.

Our principal services include providing customers with uniforms and other non-garment items, picking up soiled uniforms or other items on a periodic basis (usually weekly), and delivering, at the same time, cleaned and processed items. We offer uniforms in a wide variety of styles, colors, sizes and fabrics, often with personalized emblems selected by the customer. Our centralized services, specialized equipment and economies of scale generally allow us to be more cost effective in providing garment solutions and services than customers could be themselves, particularly those customers with high employee turnover rates. During the fiscal year ended August 31, 2024 (“fiscal 2024”), we manufactured approximately 65% of the garments placed in service. These were primarily work pants and shirts manufactured at two of our plants located in San Luis Potosi, Mexico, one plant located in Managua, Nicaragua, as well as at subcontract manufacturers that we utilize within our sourcing strategy to balance demand and optimize costs. Because we design and manufacture a majority of our own uniforms and protective clothes, we can produce custom garment programs for our larger customers, offer a diverse range of such designs within our standard line of garments and better control the quality, price and speed at which we service such garments.

PRODUCTS AND SERVICES

We provide our customers with personalized workplace uniforms and protective work clothing in a broad range of styles, colors, sizes and fabrics. Our uniform products include shirts, pants, jackets, coveralls, lab coats, smocks, aprons and specialized protective wear, such as flame resistant and high visibility garments. At certain specialized facilities, like nuclear plants, we also decontaminate and clean clothes and other items which may have been exposed to radioactive materials and service special cleanroom protective wear and facilities. We also offer non-garment items and services, such as industrial wiping products, floor mats, dry and wet mops, restroom and cleaning supplies and other textile products. We also sell first aid cabinet services and other safety supplies, provide certain safety training and maintain wholesale distribution and pill packaging operations for non-prescription medicines.

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

CUSTOMERS

We serve businesses of all sizes across multiple industries and sectors. During each of the past three years, no single customer in our Core Laundry Operations segment accounted for more than 10% of our revenues. Our typical customers include automobile service centers and dealers, delivery services, food and general merchandise retailers, manufacturers, maintenance facilities, restaurants and food-related businesses, healthcare providers including vaccine manufacturers, business service providers, soft and durable goods wholesalers, transportation and warehousing companies, energy production and transmission operations, and many others who require employee clothing on the job for image, identification, protection and/or utility purposes. Among the largest customers of our conventional uniform rental business are divisions, units, regional operations or franchised agencies of major, nationally recognized organizations. With respect to our Specialty Garments segment, typical customers include government agencies, research and development laboratories, high technology companies, cleanroom operators, and utilities operating nuclear reactors. We currently service over 300,000 customer locations in the United States (“U.S.”), Canada and Europe out of more than 270 UniFirst customer service, distribution and manufacturing facilities.

MARKETING, SALES, AND CUSTOMER SERVICE

We market our products and services to a diverse customer base and to prospects that range across virtually all industry segments. Marketing contact is made through print advertising, direct mail, digital advertising, publicity, trade shows, catalogs, telemarketing, multiple web sites and direct field sales representation. We have built and maintain an extensive, proprietary database of prescreened and qualified business prospects that have been sourced from our various promotional initiatives, including mailers, web site contacts, advertising responses, sales calls and lists purchased from third-party providers. These prospect records serve as a primary targeting resource for our professional sales and marketing organization and are constantly updated, expanded and maintained by an in-house team of specialist database qualifiers and managers. To aid in the effective marketing of products and services, we supply sales representatives with an extensive selection of sales aids, brochures, presentation materials and vertical market communications tools. We also provide representatives with detailed on-line profiles of high opportunity markets to educate them on the typical issues, needs and concerns of those markets. This helps establish credibility and aids their ability to deliver value-based solutions.

We employ a large team of trained professional sales representatives to market our services to potential customers and develop new accounts. While most of our sales representatives present a full range of service solutions, we also have dedicated representatives for select products and services as well as for specific markets. For example, in certain geographic markets we employ teams of dedicated facility services sales representatives who focus exclusively on developing business for our floor care, restroom and related service programs. We employ specialist, trained sales representatives including executive-level salespeople for our Strategic and National Accounts organization—with specialists in rental programs and in direct sale programs—to target the very largest national companies with broad uniform and/or facility services program needs.

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

COMPETITION

The uniform rental and sales industry is highly competitive. The principal sources of differentiation in the industry are the range of products and services, the quality of service and pricing. Our principal competitors include Cintas Corporation, Alsco and Vestis Corporation. The remainder of the market is divided among several hundred smaller businesses, mostly serving a single or a limited number of geographic service areas. In addition to our traditional rental competitors, we may increasingly compete in the future with businesses that focus on selling uniforms, facilities services products and other related items.

MANUFACTURING AND SOURCING

We manufactured approximately 65% of all garments we placed in service during fiscal 2024. These garments were primarily work pants and shirts manufactured at two of our plants located in San Luis Potosi, Mexico, one plant located in Managua, Nicaragua, as well as at subcontracted manufacturers that we utilize within our sourcing strategy to balance demand and optimize costs. The balance of the garments used in our programs are purchased from a variety of industry suppliers. While we currently acquire the raw materials with which we produce our garments from a limited number of suppliers, we believe that such materials are generally readily available from other sources. To date, we have experienced limited difficulty in obtaining any of our raw materials or supplies although at certain times, we have sourced raw materials or supplies from alternative sources or experienced cost increases for such raw materials and supplies. Currently, we also manufacture approximately 99% of the mats we place in service at our plant in Cave City, Arkansas.

HUMAN CAPITAL

As of August 31, 2024, we employed approximately 16,000 persons, and less than 1% of our U.S. employees are represented by a union pursuant to a collective bargaining agreement. We consider our employee relations to be good.

Given how much of our success depends on our employee team partners, we strive to recruit, develop and retain the best talent. We provide continuous training to our team partners along with opportunities to advance. For example, our leadership development program provides leadership education, operational knowledge and hands-on business experience within the industrial laundry and facilities services industry and is designed to develop our future managers.

We also seek to promote a family culture and believe that our workforce is critical to our success and to the service of our customers.

In addition, we focus on the safety and well-being of our team partners. We provide safety training and personal protective equipment. We also provide our team partners with competitive healthcare, wellness and other benefits.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Our executive officers are as follows:

Name	Age	Position
Steven S. Sintros	51	President and Chief Executive Officer
Shane O’Connor	50	Executive Vice President and Chief Financial Officer
Kelly Rooney	50	Executive Vice President and Chief Operating Officer
David M. Katz	61	Executive Vice President, Sales and Marketing
David A. DiFillippo	67	Executive Vice President, Operations
William M. Ross	63	Executive Vice President, Operations
Michael A. Croatti	55	Executive Vice President, Operations

The principal occupation and positions for the past five years of our executive officers named above are as follows:

Steven S. Sintros joined our Company in 2004. Mr. Sintros is our President and Chief Executive Officer and a Director. He has had overall responsibility for management of our Company since 2017. He previously served as our Chief Financial Officer from 2009 until 2018. Mr. Sintros served as a Finance Manager in 2004 and Corporate Controller from 2005 until 2009.

Shane O’Connor joined our Company in 2005. Mr. O’Connor is an Executive Vice President and our Chief Financial Officer. He has had primary responsibility for overseeing the financial functions of our Company, as well as our information systems department, since 2018. Mr. O’Connor previously served as our Corporate Controller from 2009 to 2016. In 2016, he left the Company to take the role of Senior Vice President and Chief Financial Officer at Unidine Corporation, a managed dining services company, and he then rejoined our Company in 2018.

Kelly Rooney joined our Company in September 2024 and has primary responsibility for overseeing the administrative and operational functions of our Company. Prior to joining UniFirst, Ms. Rooney held various operational roles at Waste Management, including as an Area General Manager from August 2020 to September 2021 and a Director of Operations from April 2019 to August 2020. Most recently, Ms. Rooney served as Senior Vice President and Chief Human Resources Officer from August 2022 to September 2024 and Vice President, Human Resources from September 2021 to August 2022 at Waste Management. As Chief Human Resources Officer, Ms. Rooney was responsible for leading the development and implementation of Waste Management’s overall human capital, employee experience and operational effectiveness strategy, with a focus on building organizational health and capability and developing talent. Prior to joining Waste Management, Ms. Rooney held various operational and leadership roles at other companies in the waste management industry, including at Advanced Disposal Services, Inc., where she was the Regional General Manager from 2015 to 2019 and Director of Operations, Recycling from 2012 to 2015.

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

Michael A. Croatti joined our Company in 1987. Mr. Croatti is an Executive Vice President, Operations and has had primary responsibility for overseeing specified regions in the U.S. and the Company’s overall service operations since 2015. From 2012 through 2015, he served as Senior Vice President, Service; from 2002 through 2012, he served as Vice President, Central Rental Group; and prior to 2002, he held various operating positions within the Company. Michael A. Croatti is the nephew of Cynthia Croatti, a member of our Board of Directors. On September 16, 2024, Michael A. Croatti agreed to transition from his role as an Executive Officer of the Company effective as of November 30, 2024.

GOVERNMENT REGULATIONS

We, like our competitors, are subject to various federal, state and local laws and regulations governing, among other things, air emissions, wastewater discharges, and the generation, handling, storage, transportation, treatment and disposal of hazardous wastes and other substances. In particular, industrial laundries currently use and must properly dispose of detergent wastewater and other residues, and, in the past, used perchloroethylene and other dry cleaning solvents. We are attentive to the environmental concerns surrounding the disposal of these materials and have, through the years taken measures to avoid their improper disposal. We have settled, or contributed to the settlement of, past actions or claims brought against us relating to the disposal of hazardous materials at several sites and there can be no assurance that we will not have to expend material amounts to remediate the consequences of any such disposal in the future. Further, under environmental laws, an owner or lessee of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances located on, or in, or emanating from such property, as well as related costs of investigation and property damage. Such laws often impose liability without regard to whether the owner or lessee knew of, or was responsible for the presence of such hazardous or toxic substances. There can be no assurance that acquired or leased locations have been operated in compliance with environmental laws and regulations or that future uses or conditions will not result in the imposition of liability upon us under such laws or expose us to third-party actions such as tort suits. We continue to address environmental conditions under terms of consent orders negotiated with the applicable environmental authorities or otherwise with respect to certain sites. We routinely review and evaluate sites that may require remediation and monitoring and determine our estimated costs based on various estimates and assumptions. For a discussion of our accruals with respect to environmental liabilities and additional discussion regarding environmental matters, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K. Refer also to the risk factors set forth in this Annual Report on Form 10-K for additional information regarding environmental matters.

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

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and any documents incorporated by reference may contain forward-looking statements within the meaning of the federal securities laws. Forward-looking statements contained in this Annual Report on Form 10-K and any documents incorporated by reference are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words such as “estimates,” “anticipates,” “projects,” “plans,” “expects,” “intends,” “believes,” “seeks,” “could,” “should,” “may,” “will,” “strategy,” “objective,” “assume,” “strive,” “design,” “assumption,” “vision” or the negative versions thereof, and similar expressions and by the context in which they are used. Such forward-looking statements are based upon our current expectations and speak only as of the date made. Such statements are highly dependent upon a variety of risks, uncertainties and other important factors that could cause actual results to differ materially from those reflected in such forward-looking statements. Such factors include, but are not limited to, uncertainties caused by an economic recession or other adverse economic conditions, including, without limitation, as a result of elevated inflation or interest rates or extraordinary events or circumstances such as geopolitical conflicts like the conflict between Russia and Ukraine and disruption in the Middle East, and their impact on our customers’ businesses and workforce levels, disruptions of our business and operations, including limitations on, or closures of, our facilities, or the business and operations of our customers or suppliers in connection with extraordinary events or circumstances, uncertainties regarding our ability to consummate acquisitions and successfully integrate acquired businesses, and the performance of such businesses, uncertainties regarding any existing or newly-discovered expenses and liabilities related to environmental compliance and remediation, any adverse outcome of pending or future contingencies or claims, our ability to compete successfully without any significant degradation in our margin rates, seasonal and quarterly fluctuations in business levels, our ability to preserve positive labor relationships and avoid becoming the target of corporate labor unionization campaigns that could disrupt our business, the effect of currency fluctuations on our results of operations and financial condition, our dependence on third parties to supply us with raw materials, which such supply could be severely disrupted as a result of extraordinary events or circumstances such as the conflict between Russia and Ukraine, any loss of key management or other personnel, increased costs as a result of any changes in federal, state, international or other laws, rules and regulations or governmental interpretation of such laws, rules and regulations, uncertainties regarding, or adverse impacts from continued high price levels of natural gas, electricity, fuel and labor or increases in such costs, the negative effect on our business from sharply depressed oil and natural gas prices, the continuing increase in domestic healthcare costs, increased workers’ compensation claim costs, increased healthcare claim costs, our ability to retain and grow our customer base, demand and prices for our products and services, fluctuations in our Specialty Garments business, political or other instability, supply chain disruption or infection among our employees in Mexico and Nicaragua where our principal garment manufacturing plants are located, our ability to properly and efficiently design, construct, implement and operate a new enterprise resource planning (“ERP”) computer system, interruptions or failures of our information technology systems, including as a result of cyber-attacks, additional professional and internal costs necessary for compliance with any changes in or additional SEC, New York Stock Exchange (the “NYSE”) and accounting or other rules, including, without limitation, recent rules adopted by the SEC regarding climate-related and cybersecurity-related disclosures, strikes and unemployment levels, our efforts to evaluate and potentially reduce internal costs, the impact of foreign trade policies and tariffs or other impositions on imported goods on our business, results of operations and financial condition, our ability to successfully implement our business strategies and processes, including our capital allocation strategies, our ability to successfully remediate the material weaknesses in internal control over financial reporting disclosed in this Annual Report on Form 10-K in an appropriate and timely matter or at all, and the other factors described under “Part I, Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K. We undertake no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made.

RISKS RELATING TO OUR BUSINESS AND OPERATIONS

We face intense competition within our industry, which may adversely affect our results of operations and financial condition.

The rental and sales industry with respect to uniforms, workwear and facility services is highly competitive. The main sources of differentiation in the industry are quality of products, quality of service and price. Our leading competitors include Cintas Corporation, Alsco and Vestis Corporation. The remainder of the market, however, is divided among hundreds of smaller businesses, many of which serve one or a limited number of markets or geographic service areas. In addition to our traditional rental competitors, we compete with businesses that focus on selling uniforms and other related items, including single-use disposable garments for use in the nuclear industry. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could have a material effect on our results of operations and financial condition. We also compete with industry competitors for acquisitions, which has the effect of increasing the price for acquisitions and reducing the number of acquisition candidates available to us. If we pay higher prices for businesses we acquire, our returns on investment and profitability may be reduced.

Adverse economic and business conditions or geopolitical events may affect our business and our customer base and have a material adverse impact on our sales and operating results.

We supply uniform, workwear and facility services to many industries that have been in the past, and may be in the future, subject to adverse economic and business conditions resulting in shifting employment levels, workforce reductions, changes in worker productivity, uncertainty regarding the impacts of rehiring and shifts to offshore manufacturing. In addition, geopolitical conflicts, calamities or other events, including the conflict between Russian and Ukraine, disruption in the Middle East and public health events, may disrupt domestic and global business and financial markets and conditions.

The impacts of any general economic uncertainty, weakness or recession may include or result in, without limitation: falling overall demand for goods and services; reduced credit availability; reduced liquidity; volatility in credit, equity and foreign exchange markets; bankruptcies, inflation and interest rate volatility.

Any such adverse economic conditions could have a material adverse impact on our business, including our operating margins. Any conditions or events that adversely affect our current customers or sales prospects may cause such customers or prospects to restrict expenditures, reduce workforces or even to cease to conduct their businesses. Any of these circumstances would have the effect of reducing the number of employees utilizing our uniform, workwear and facility services, which could have a material adverse impact on our sales and results of operations.

Increases in inflation rates, could have a material adverse impact on our revenues and operating margins. In addition, if our costs increase and we are not able to pass along these price increases to our customers, our results of operations would be adversely affected, and the adverse impact may be material.

Elevated inflation rates have at times had an adverse impact on our operating margins. Any period of sustained inflation could pressure our margins in future periods. In addition, the U.S. Federal Reserve rapidly increased its benchmark interest rate from 2021 through 2023 in response to sustained elevated inflation and has only modestly reduced that rate thus far in 2024. Adverse economic conditions resulting from inflationary pressures, U.S. Federal Reserve actions, including elevated interest rates and/or increases in interest rates, geopolitical issues or otherwise are difficult to predict and may have a material adverse impact on our business, results of operations and financial condition.

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

As part of our growth strategy, we intend to continue to actively pursue additional acquisition opportunities. However, as discussed above, we compete with others within our industry for suitable acquisition candidates. This competition may increase the price for acquisitions and reduce the number of acquisition candidates available to us. As a result, our ability to acquire businesses in the future, and to acquire such businesses on favorable terms, may be limited. Even if we are able to acquire businesses on favorable terms, managing growth through acquisition is a difficult process that includes integration and training of personnel, combining plant and operating procedures and additional matters related to the integration of acquired businesses within our existing organization. Unanticipated issues related to integration may result in additional expense or in disruption to our operations, either of which could negatively impact our ability to achieve anticipated benefits. While we believe we will be able to fully integrate acquired businesses, such as Clean Uniform (“Clean”), we can give no assurance that we will be successful in this regard.

Growth of our business will likely require us to increase our workforce, the scope of our operating and financial systems and the geographic area of our operations. We believe this growth will increase our operating complexity and the level of responsibility for both existing and new management personnel. Managing and sustaining our growth and expansion may require substantial enhancements to our operational and financial systems and controls, as well as additional administrative, operational and financial resources. There can be no assurance that we will be able to manage our expanding operations successfully, that any acquired business, including Clean, will perform as we expect, or that we will be able to maintain or accelerate our growth, and any failure to do so could have an adverse effect on our results of operations and financial condition.

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

As of August 31, 2024, we employed approximately 16,000 persons and less than 1% of our U.S. employees are represented by a union pursuant to a collective bargaining agreement. Competitors within our industry have been the target of corporate unionization campaigns by multiple labor unions. While our management believes that our employee relations are good, we cannot assure you that we will not become the target of campaigns similar to those faced by our competitors. The potential for unionization could increase if the U.S. Congress passes federal “card check” legislation in the future. If we do encounter pressure from any labor unions in connection with our acquisitions of other businesses, any resulting labor unrest could disrupt our business by impairing our ability to produce and deliver our products and diverting the attention of our management. In addition, significant union representation would require us to negotiate wages, salaries, benefits and other terms with many of our employees collectively and could adversely affect our results of operations by increasing our labor costs or otherwise restricting our ability to maximize the efficiency of our operations.

We may incur unexpected cost increases due to rising healthcare costs, the Affordable Care Act and other labor costs.

In general, the cost of healthcare that we provide to our employees has grown over the last few years at a rate in excess of our revenue growth and, as a result, has negatively impacted our operating results. Moreover, it is generally expected that healthcare costs in the U.S. will increase over the coming years. In addition, we may incur significant healthcare costs if a significant number of our employees experience injury or illness, including in connection with public health emergencies. As a result of these factors, and depending on the effect of any modifications we have made and may make in the future to our employee healthcare plans and enrollment levels in those plans, including as a result of the Affordable Care Act or any future legislation or regulation affecting the healthcare industry, we expect that our future operating results will continue to be further adversely impacted by increasing healthcare costs.

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

A portion of our sales is derived from international markets. Revenue denominated in currencies other than the U.S. dollar represented approximately 6.9%, 7.0% and 7.9% of total consolidated revenues for fiscal 2024, the fiscal year ended August 26, 2023 (“fiscal 2023”) and the fiscal year ended August 27, 2022 (“fiscal 2022”), respectively. The operating results of our international subsidiaries are translated into U.S. dollars and such results are affected by movements in foreign currencies relative to the U.S. dollar. The strength of the U.S. dollar has generally increased recently as compared to other currencies, which has had, and may continue to have, an adverse effect on our operating results as reported in U.S. dollars. In addition, a weaker Canadian dollar increases the costs to our Canadian operations of merchandise and other operational inputs that are sourced from outside Canada, which has the effect of reducing the operating margins of our Canadian business if we are unable to recover these additional costs through price adjustments with our Canadian customers. Our international operations are also subject to other risks, including the requirement to comply with changing and conflicting national and local regulatory requirements, including, without limitation, with respect to sustainability matters; potential difficulties in staffing and labor disputes; managing and obtaining support and distribution for local operations; credit risk or financial condition of local customers; potential imposition of restrictions on investments; potentially adverse tax consequences, including imposition or increase of withholding and other taxes on remittances and other payments by subsidiaries; foreign exchange controls; and local political and social conditions. In addition, U.S. and foreign trade policies and tariffs and other impositions on imported goods may have a negative impact on our business. There can be no assurance that the foregoing factors will not have an adverse effect on our international operations or on our consolidated financial condition and results of operations.

In addition, we own and operate manufacturing facilities in Mexico. Violence, crime and instability in Mexico has had, and may continue to have, an adverse effect on our operations, including the hijacking of our trucks and the implementation of security measures to protect our employees. While we carry certain insurance coverage, there can be no assurance that losses not covered by insurance that could result from an attack on our trucks or our personnel would not have a material adverse effect on our business, results of operations and financial condition. Operations in developing nations present several additional risks, including greater fluctuation in currencies relative to the U.S. dollar, economic and governmental instability, civil disturbances, volatility in gross domestic production, Foreign Corrupt Practice Act and other legal compliance issues and nationalization and expropriation of private assets, which could have a material adverse effect on our business, results of operations and financial condition.

Our failure to properly and efficiently design, construct, implement and operate a new ERP system could materially disrupt our operations, adversely impact the servicing of our customers and have a material adverse effect on our financial performance.

In fiscal 2022, we initiated a multiyear ERP project with a strong focus on supply chain and procurement automation and technology. We believe that this initiative will become the core of the UniFirst technology footprint and will integrate and complement the capabilities of our customer relationship management (“CRM”) system. We expect the ERP system and the new supply chain and procurement capabilities that it will provide to enable lower operating costs and customer churn through enhanced inventory utilization and vendor management, improved response times to customer orders and more efficient back-end processes. We believe these capabilities will allow us to more effectively respond to and mitigate the types of supply chain challenges we experienced during the COVID-19 pandemic. The failure to properly, efficiently and economically design processes, implement and operate an ERP system on a timely basis or at all could materially disrupt our operations, including our supply chain, adversely impact the servicing of our customers and have a material adverse effect on our financial results.

If our information technology systems suffer interruptions or failures, including as a result of cyber-attacks, our business operations could be disrupted or other material adverse impacts on our business could result.

Our information technology systems serve an important role in the efficient operation of our business. The failure of these information technology systems to perform as we anticipate could disrupt our business and negatively impact our results of operations. In addition, our information technology systems could be damaged or cease to function properly due to any number of causes, such as catastrophic events, power outages, security breaches, ransomware, computer viruses or cyber-based attacks. Further, state-sponsored cyber-attacks could expand, including as part of the conflict between Russia and Ukraine, which could adversely affect our or our suppliers’ ability to maintain and enhance key cyber security and data protection measures. While we have contingency plans in place to prevent or mitigate the impact of these events, if such events were to occur and our disaster recovery plans do not effectively address the issues on a timely basis, we could suffer interruptions in our ability to manage our operations and service our customers, and we may be required to make a significant investment to fix or replace our information technology systems, each of which may have a material adverse effect on our business and financial results. In addition, if customer, employee or our proprietary information is compromised by a security breach or cyber-attack or other event, it could have a material adverse effect on our business, including as a result of remedial actions that we may be required to take, potential liabilities and penalties, loss of business and reputational damage. Our failure to properly respond to any such event could also result in exposure to liability. We are subject to numerous laws and regulations in the U.S. and internationally designed to protect the information of clients, customers, employees, and other third parties that we collect and maintain. These laws and regulations are increasing in complexity and number. If we fail to comply with such laws or regulations, we may be subject to litigation, monetary damages, enforcement actions or fines in one or more jurisdictions, which could have an adverse effect on our business.

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

We manufactured approximately 65% of all garments we placed in service during fiscal 2024. These were primarily work pants and shirts manufactured at two of our plants located in San Luis Potosi, Mexico, at one plant located in Managua, Nicaragua, and by subcontracted manufacturers that we utilize within our sourcing strategy to balance demand and optimize costs. The balance of the garments used in our programs are purchased from a variety of industry suppliers. While we currently acquire the raw materials with which we produce our garments from a limited number of suppliers, we believe that such materials are generally readily available from other sources. Furthermore, overseas garment contractors could be subject to supply chain disruptions. We also source or import various facility services products, such as towels, microfiber, conventional mops, aprons, disposable gloves, etc., and our ability to obtain these supplies could potentially be impacted by supply chain disruptions. To date, we have experienced no significant difficulty in obtaining any of our raw materials or supplies, although at certain times, we have sourced raw materials or supplies from alternative sources or experienced cost increases for such raw materials and supplies. However, if we were to experience difficulty obtaining any of our raw materials from such suppliers and were unable to obtain new materials or supplies from other industry suppliers, or if the cost of obtaining such materials or supplies were to increase, including in any case as a result of inflation, high or rising interest rates, geopolitical issues such as the conflict between Russia and Ukraine or other supply chain disruptions, it could adversely affect our results of operations.

Unexpected events could disrupt our operations and have a material adverse impact on our operating results.

Unexpected events, including, without limitation, fires at facilities, natural disasters as a result of climate change or otherwise, such as hurricanes, earthquakes, floods and tornadoes, public health emergencies, war or terrorist activities, including the conflicts in the Middle East or between Russia and Ukraine, unplanned utility outages, pandemics such as the

COVID-19 pandemic, supply disruptions, failure of equipment or information systems, temporary or long-term disruption of our computer systems, or changes in laws and/or regulations impacting our business, could have a material adverse impact on our operating results. These events could result in disruption of customer service, physical damage to one or more key operating facilities, the temporary closure of one or more key operating facilities or the temporary disruption of information systems. In addition, the destruction or temporary loss of, or other disruptions with respect to, key facilities such as our distribution facility in Owensboro, Kentucky or our manufacturing facilities in Mexico, Nicaragua or Cave City, Arkansas, would have a material adverse effect on our operations and financial results.

We identified material weaknesses in our internal control over financial reporting related to certain information technology general controls (“ITGCs”) supporting the manage change and manage access processes. If not remediated appropriately and timely, such material weaknesses could adversely impact our ability to record, process and report financial information accurately, result in loss of investor confidence and have a material adverse impact on our business, results of operations, financial condition and stock price.

As disclosed in Part II, Item 9A of our Annual Report on Form 10-K for fiscal 2023, we previously identified a material weakness related to deficiencies in our manage change and manage access processes that were not designed and operating effectively. These deficiencies related to our CRM system and affected revenue and receivables as well as a group of legacy applications which affected revenue and receivables, supply inventory and merchandise in service. While we worked during fiscal 2024 to remediate the previously identified material weakness, we were unable to fully remediate the material weakness prior to the end of fiscal 2024 and also identified deficiencies within the manage change and manage access processes related to additional applications. The material weaknesses identified as of the end of fiscal 2024 include design and operating deficiencies in the manage change and manage access processes impacting all financially relevant business processes.

As a public company, we are required to establish and periodically evaluate and assess procedures with respect to our internal control over financial reporting. In connection with our year-end assessment as part of this Annual Report, we determined that, as of August 31, 2024, we did not maintain effective internal control over financial reporting due to material weaknesses we identified in the design and operation of certain ITGCs relevant to our key accounting, reporting, and proprietary information technology (“IT”) systems, as more fully described in Part II, Item 9A, “Controls and Procedures” of this Form 10-K. These material weaknesses did not result in any identified misstatements to the financial statements, and there were no changes to previously issued financial results.

While we are in the process of implementing changes to remediate the material weaknesses identified, there can be no assurance that such remedial measures will be successful and we will be able to remediate the material weaknesses in a timely manner. If we are unable to remediate the material weaknesses appropriately and timely, or are otherwise unable to maintain effective internal control over financial reporting or disclosure controls and procedures, our ability to record, process and report financial information accurately, and to prepare financial statements within required time periods, could be adversely affected, which could subject us to litigation or investigations requiring management resources and payment of legal and other expenses, negatively affect investor confidence in our financial statements and have a material adverse effect on our business, results of operations, financial condition and stock price.

Our business could be adversely impacted if we have deficiencies in our disclosure controls and procedures or internal control over financial reporting, including as a result of the material weaknesses identified by management and discussed above.

The design and effectiveness of our disclosure controls and procedures and internal control over financial reporting, including new and revised financial and information technology-related controls that we have been designing, implementing and operating, may not prevent all errors, misstatements or misrepresentations. While management will continue to review the effectiveness of our disclosure controls and procedures and internal control over financial reporting, there can be no guarantee that our internal control over financial reporting will be effective in accomplishing all control objectives all of the time. Deficiencies in our internal control over financial reporting, including the material weaknesses identified by management and discussed above and any additional material weakness which may occur in the future, could result in misstatements of our results of operations, restatements of our financial statements, a decline in our stock price, or otherwise materially adversely affect our business, reputation, results of operations, financial condition or liquidity.

LEGAL AND REGULATORY RISKS

The expenses we may incur to comply with environmental regulations, including costs associated with potential environmental remediation, may prove to be significant and could have a material adverse effect on our results of operations and financial condition.

We, like our competitors, are subject to various federal, state and local laws and regulations governing, among other things, air emissions, wastewater discharges, and the generation, handling, storage, transportation, treatment and disposal of hazardous wastes and other substances. In particular, industrial laundries currently use and must dispose of detergent wastewater and other residues, and, in the past, used perchloroethylene and other dry cleaning solvents. We are attentive to the environmental concerns surrounding the disposal of these materials and have, through the years, taken measures to avoid their improper disposal. Over the years, we have settled, or contributed to the settlement of, past actions or claims brought against us relating to the disposal of hazardous materials at several sites, and there can be no assurance that we will not have to expend material amounts to remediate the consequences of any such disposal in the future. Further, under environmental laws, an owner or lessee of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances located on, or in, or emanating from such property, as well as related costs of investigation and property damage. Such laws often impose liability without regard to whether the owner or lessee knew of, or was responsible for, the presence of such hazardous or toxic substances. There can be no assurance that acquired or leased locations have been operated in compliance with environmental laws and regulations or that future uses or conditions will not result in the imposition of liability upon us under such laws or expose us to third-party actions such as tort suits.

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

In addition to contingencies and claims relating to environmental compliance matters, we may from time to time be subject to legal or regulatory proceedings and claims related to our business operations which may have a material adverse effect on our financial condition and operating results.

In addition to contingencies and claims relating to environmental matters, we are subject from time to time to legal or regulatory proceedings, including, without limitation, with respect to tax matters, and to claims and disputes arising from the conduct of our business operations, including personal injury claims, customer contract matters and employment claims such as claims alleging violations of, and damages under, the Fair Labor Standards Act (the “FLSA”). Refer to Note 11, “Commitments and Contingencies”, of our Consolidated Financial Statements for further discussion. For example, in the fourth quarter of fiscal 2022, the Mexican federal tax authority issued a tax assessment on our subsidiary in Mexico for fiscal 2016 import taxes, value added taxes and custom processing fees of over $17.0 million, plus surcharges, fines and penalties of $67.7 million for a total assessment of $84.7 million. We challenged the validity of the tax assessment through an appeal process. In the first quarter of fiscal 2025, the Federal Tax Court in Mexico made a determination partially in our favor. Following the Federal Tax Court’s determination, we filed a constitutional action before the Federal Administrative Court.

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

Failure to comply with state, federal, international and other laws, rules and regulations to which we are subject may result in penalties or costs that could have a material adverse effect on our business.

Our business is subject to various state, federal, international and other laws, rules and regulations, including employment laws and regulations such as the FLSA, minimum wage requirements, overtime requirements, working condition requirements, citizenship requirements, healthcare insurance mandates, data protection requirements, import and export requirements and restrictions and other laws, rules and regulations, including those of the SEC and NYSE and those relating to accounting. We have incurred, and will continue to incur, capital and operating expenditures and other costs in the ordinary course of our business in complying with the laws, rules and regulations to which we are subject. Any appreciable increase in the statutory minimum wage rate, income or overtime pay, costs of complying with healthcare insurance mandates, changes in the requirements under the Occupational Safety and Health Act of 1970, as amended, changes in environmental compliance requirements, or changes to immigration laws and citizenship requirements would likely result in an increase in our labor costs and/or contribute to a shortage of available labor and such cost increase or labor shortage, or the penalties for failing to comply with such statutory minimums or regulations, could have an adverse effect on our business, liquidity and results of operations. The impact of any new laws, rules and regulations such as recent rules adopted by the SEC regarding climate-related and cybersecurity-related disclosures, or changes to laws, rules and regulations or governmental interpretations of such laws, rules and regulations, cannot be predicted and could cause us to incur substantial compliance costs. Any failure to comply with applicable laws, rules and regulations could result in substantial fines or penalties by government authorities, payment of damages to private litigants or possible revocation of our authority to conduct our operations, which could materially adversely affect our ability to service customers and our results of operations.

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

The price of our Common Stock may experience significant volatility. Such volatility may be caused by fluctuations in our operating results, changes in earnings estimated by investment analysts, the number of shares of our Common Stock traded each day, the degree of success we achieve in implementing our business and growth strategies, changes in business or regulatory conditions affecting us, our customers or our competitors and other factors. In addition, stocks listed on the NYSE have occasionally experienced extreme price and volume fluctuations that often have been unrelated to, or disproportionate to, the operating performance of the listed companies. These fluctuations, as well as general economic, political and market conditions, may adversely affect the market price of our Common Stock.

If we are unable to accurately predict our future tax liabilities or become subject to increased levels of taxation or our tax contingencies are unfavorably resolved, our results of operations and financial condition could be materially adversely affected.

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

As of October 23, 2024, to the Company’s knowledge, the members of the Croatti family and other family members owned, directly or indirectly, in the aggregate approximately 3,558,435 shares of our Class B Common Stock, which represents approximately 19.2% of the aggregate number of outstanding shares of our Common Stock and Class B Common Stock, but approximately 70.3% of the combined voting power of the outstanding shares of our Common Stock and Class B Common Stock. To the Company’s knowledge, the members of the Croatti family and other family members owned, directly or indirectly, a number of shares of Common Stock. As a result, the members of the Croatti family, acting with other family members, could effectively control most matters requiring approval by our shareholders, including the election of a majority of the directors. While historically the members of the Croatti family have individually voted their respective shares of Class B Common Stock in the same manner, there is no contractual understanding requiring this and there is no assurance that the family members will continue to individually vote their shares of Class B Common Stock in the same manner. This voting control by the members of the Croatti family, together with certain provisions of our by-laws and articles of organization, could have the effect of delaying, deferring or preventing a change in control of our Company that would otherwise be beneficial to our public shareholders.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Cybersecurity Risk Management and Strategy

Our cybersecurity risk management strategy is designed to detect, evaluate, and manage risks from cybersecurity threats and incidents. Our program is intended to identify cybersecurity risks facing our organization and inform our risk-based approach to cybersecurity preparedness and incident response procedures.

Our cybersecurity risk management program is supported by our third-party vendors and service providers, and includes, but is not limited to, periodic penetration testing and endpoint detection, and automated tools to monitor our network and systems to detect vulnerabilities or unusual activity that could lead to unauthorized access to our systems or data. We conduct assessments, as appropriate, of critical third-party service providers, which generally include a cybersecurity questionnaire and a review of security assessments and certifications. We also provide cybersecurity awareness training to employees with access to our network.

We also have a policy for responding to and mitigating cybersecurity incidents. Our incident response procedures were overseen until recently by our Chief Information Officer (“CIO”). In connection with the upcoming retirement of our CIO, we recently hired a new Chief Information & Technology Officer (“CITO”) who oversees our incident response procedures. Our incident response procedures are reviewed and updated periodically.

We have not identified cybersecurity incidents or threats that have materially affected us or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition. However, like other companies in our industry, we and our third-party vendors have from time to time experienced threats that could affect our information or systems. For more information, please see the Risk Factor titled “If our information technology systems suffer interruptions or failures, including as a result of cyber-attacks, our business operations could be disrupted or other material adverse impacts on our business could result.”

Cybersecurity Governance

Our CITO, who reports to our Chief Financial Officer, is responsible for leading our information security team and overseeing the Company’s cybersecurity risk management efforts. Our CITO has significant experience as a chief technology officer.

Our cybersecurity risk management program is overseen by our Board of Directors. As was the case with our CIO, members of the Board of Directors and the Audit Committee will periodically meet with our CITO to discuss material cybersecurity risks facing our organization and significant changes or updates to our cybersecurity processes. The full Board of Directors receives a cybersecurity risk management update from management generally on a quarterly basis.

ITEM 2. PROPERTIES

As of August 31, 2024, we owned or leased 278 facilities containing an aggregate of approximately 8.3 million square feet located in the U.S., Canada, Mexico, Europe and Nicaragua. We owned 147 of these facilities, containing approximately 6.6 million square feet. These facilities include our 325,000 square foot Owensboro, Kentucky distribution center and almost all of our industrial laundry processing plants. We believe our industrial laundry facilities are among the most modern in the industry.

We own substantially all of the machinery and equipment used in our operations. We believe that our facilities and our production, cleaning and decontamination equipment have been well maintained and are adequate for our present needs. We also own a fleet of approximately 4,603 delivery vans, trucks and other vehicles.

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

In addition, we, like our competitors, are subject to various federal, state and local laws and regulations governing, among other things, air emissions, wastewater discharges, and the generation, handling, storage, transportation, treatment and disposal of hazardous wastes and other substances. In particular, industrial laundries currently use and must properly dispose of detergent wastewater and other residues, and, in the past, have used perchloroethylene and other dry cleaning solvents. We have settled, or contributed to the settlement of, past actions or claims brought against us relating to the disposal of hazardous materials at several sites and there can be no assurance that we will not have to expend material amounts to remediate the consequences of any such disposal in the future. Further, under environmental laws, an owner or lessee of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances located on or in or emanating from such property, as well as related costs of investigation and property damage. Such laws often impose liability without regard to whether the owner or lessee knew of, or was responsible for, the presence of such hazardous or toxic substances. There can be no assurance that our acquired or leased locations have been operated in compliance with environmental laws and regulations or that future uses or conditions will not result in the imposition of liability upon us under such laws or expose us to third-party actions such as tort suits. Refer to Note 11, “Commitments and Contingencies”, of our Consolidated Financial Statements for further discussion.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Information

Our Common Stock trades on the NYSE under the symbol “UNF”, while our Class B Common Stock is not publicly traded. On July 11, 2024, our Board of Directors declared a quarterly cash dividend of $0.330 per share of Common Stock and $0.264 per share of Class B Common Stock. Both dividends were paid on September 27, 2024 to shareholders of record as of September 6, 2024. The amount and timing of any future dividend payment is subject to the approval of the Board of Directors each quarter.

The approximate number of shareholders of record of our Common Stock and Class B Common Stock as of October 23, 2024 was 47 and 42, respectively. We believe that the number of beneficial owners of our Common Stock is substantially greater than the number of record holders because a large portion of our Common Stock is held of record in broker “street names”.

Issuer Purchases of Equity Securities

The following table provides information regarding our purchases of equity securities for the periods set forth therein:

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Program (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Program (1)
May 26, 2024 - June 22, 2024	17,806	$156.92	17,806	$81,243,296
June 23, 2024 - July 27, 2024	12,750	$174.73	12,750	$79,015,185
July 28, 2024 - August 31, 2024	15,000	$186.34	15,000	$76,219,818
Total	45,556		45,556
(1)
On October 24, 2023, our Board of Directors authorized a new share repurchase program to repurchase from time to time up to a total authorized $100.0 million of its outstanding shares of Common Stock, inclusive of the amount which remained available under the existing share repurchase program approved on October 18, 2021. Repurchases made from time to time under the new program, if any, will be made in either the open market or in privately negotiated transactions. The timing, manner, price and amount of any repurchase will depend on a variety of factors, including economic and market conditions, the Company stock price, corporate liquidity requirements and priorities, applicable legal requirements and other factors. The share repurchase program has been funded to date using our available cash and may be suspended or discontinued at any time.

Stock Performance Graph

The graph below compares the cumulative five-year total return on UniFirst Corporation's Common Stock with the Russell 2000 Index and a customized peer group of three companies that includes Aramark, Cintas Corporation and Rollins, Inc. The graph assumes an investment of $100 in each of UniFirst Corporation’s Common Stock, the Russell 2000 Index, and the performance through August 31, 2024, assuming the reinvestment of dividends.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview

UniFirst Corporation, together with its subsidiaries, hereunder referred to as “we”, “our”, the “Company”, or “UniFirst”, is one of the leading providers of workplace uniforms and protective work wear clothing in North America. We design, manufacture, personalize, rent, clean, deliver, and sell a wide range of uniforms and protective clothing, including shirts, pants, jackets, coveralls, lab coats, smocks, aprons and specialized protective wear, such as flame resistant and high visibility garments. We also rent and sell industrial wiping products, floor mats, facility service products and other non-garment items, and provide restroom and cleaning supplies and first aid cabinet services and other safety supplies as well as provide certain safety training to a variety of manufacturers, retailers and service companies.

We serve businesses of all sizes across multiple industry sectors. Typical customers include automobile service centers and dealers, delivery services, food and general merchandise retailers, food processors and service operations, light manufacturers, maintenance facilities, restaurants, service companies, soft and durable goods wholesalers, transportation companies, healthcare providers and others who require employee clothing for image, identification, protection or utility purposes. We also provide our customers with restroom and cleaning supplies, including air fresheners, paper products and hand soaps.

At certain specialized facilities, like nuclear operations, we also decontaminate and clean work clothes and other items that may have been exposed to radioactive materials and service special cleanroom protective wear and facilities. Typical customers for these specialized services include government agencies, research and development laboratories, high technology companies and utilities operating nuclear reactors.

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

The Corporate operating segment consists of costs associated with our distribution center, sales and marketing, information systems, engineering, materials management, manufacturing planning, finance, budgeting, human resources, other general and administrative costs and interest expense. The revenues generated from the Corporate operating segment represent certain direct sales made directly from our distribution center. The products sold by this operating segment are the same products rented and/or sold by the U.S. and Canadian Rental and Cleaning reporting segment. In the segment disclosures in Note 15, “Segment Reporting”, of our Consolidated Financial Statements, no assets or capital expenditures are presented for the Corporate operating segment as no assets are allocated to this operating segment in the information reviewed by our chief executive officer. However, depreciation and amortization expense related to certain assets are reflected in income from operations and income before income taxes for the Corporate operating segment. The assets that give rise to this depreciation and amortization are included in the total assets of the U.S. and Canadian Rental and Cleaning reporting segment as this is how they are tracked and reviewed by us.

We refer to our U.S. and Canadian Rental and Cleaning, MFG, and Corporate segments combined as our “Core Laundry Operations”.

The Specialty Garments operating segment purchases, rents, cleans, delivers and sells, specialty garments and non-garment items primarily for nuclear and cleanroom applications and provides cleanroom cleaning services at limited customer locations. The First Aid operating segment sells first aid cabinet products and services and other safety supplies as well as maintains wholesale distribution and pill packaging operations for non-prescription medicines.

Approximately 88.1% of our revenues in fiscal 2024 were derived from our U.S. and Canadian Rental and Cleaning and Corporate segments. A key driver of this business is the number of workers employed by our customers. Our revenues are directly impacted by fluctuations in these employment levels. Revenues from Specialty Garments, which accounted for approximately 7.5% of our fiscal 2024 revenues, increase during outages and refueling by nuclear power plants, as garment usage increases at these times. First Aid represented approximately 4.4% of our total revenues in fiscal 2024.

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

Costs to Obtain a Contract

We defer commission expenses paid to employee-partners when the commissions are deemed to be incremental for obtaining the route servicing customer contract. The deferred commissions are amortized on a straight-line basis over the expected period of benefit, which is generally the estimated life of the customer relationship. We review the deferred commission balances for impairment on an ongoing basis. Deferred commissions are classified as current or non-current based on the timing of when we expect to recognize the expense.

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

We completed our annual goodwill impairment test as of the first day of the fourth quarter in fiscal 2024, fiscal 2023 and fiscal 2022. There have been no impairments of goodwill or other intangible assets in fiscal 2024, 2023 or 2022.

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

Property, plant and equipment, and definite-lived intangible assets are depreciated or amortized over their useful lives. Useful lives are based on our estimates of the period that the assets will generate economic benefits. Long-lived assets are evaluated for impairment whenever events or circumstances indicate an asset may be impaired. There were no material impairments of long-lived assets in fiscal 2024, 2023 or 2022.

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

The estimated liability for environmental contingencies has been discounted as of August 31, 2024 using risk-free interest rates ranging from 4.2% to 4.3% over periods ranging from twenty to thirty years. The estimated current costs, net of legal settlements with insurance carriers, have been adjusted for the estimated impact of inflation at 3.0% per year. Changes in enacted laws, regulatory orders or decrees, our estimates of costs, risk-free interest rates, insurance proceeds, participation by other parties, the timing of payments, the input of our attorneys and outside consultants or other factual circumstances could have a material impact on the amounts recorded for our environmental and other contingent liabilities. Refer to Note 11, “Commitments and Contingencies”, of our Consolidated Financial Statements for additional discussion and analysis.

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

Fiscal Year

Our fiscal year ends on the last Saturday in August. For financial reporting purposes, fiscal 2024 and 2023 consisted of 53 weeks and 52 weeks, respectively.

Effects of Inflation and Adverse Economic Conditions

In general, we believe that our results of operations are not dependent on moderate changes in the inflation rate. Historically, we have been able to manage the impacts of more significant changes in inflation rates through our customer relationships, customer agreements that generally provide for price increases and continued focus on improvements of operational productivity. However, the inflationary environment in recent years had a negative impact on our margins, including as a result of increased energy costs for our vehicles and our plants, as well as increasing wages in the labor markets in which we compete. While inflation has moderated recently, a period of sustained inflation could pressure our margins in future periods. In addition, the U.S. Federal Reserve rapidly increased its benchmark interest rate from 2021 through 2023 in response to sustained elevated inflation and has only modestly reduced that rate thus far 2024. Adverse economic conditions resulting from inflationary pressures, U.S. Federal Reserve actions, including elevated interest rates and/or increases in interest rates, geopolitical issues or otherwise are difficult to predict and may have a material adverse impact on our business, results of operations and financial condition.

Please see Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K for an additional discussion of risks and potential risks of inflation and adverse economic conditions on our business, financial condition and results of operations.

Results of Operations

The following table presents certain selected financial data, including the percentage of revenues represented by each item, for fiscal years 2024 and 2023. For discussion of fiscal 2023 results compared to fiscal 2022 results, see the Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within our Annual Report on Form 10-K for the fiscal year ended August 26, 2023, filed with the SEC on October 26, 2023.

(In thousands, except for percentages)	Fiscal 2024	% of Revenues	Fiscal 2023	% of Revenues	% Change
Revenues	$2,427,431	100.0%	$2,233,047	100.0%	8.7%
Operating expenses:
Cost of revenue (1)	1,579,835	65.1	1,481,296	66.3	6.7
Selling and administrative expenses (1)	522,586	21.5	496,915	22.3	5.2
Depreciation and amortization	141,432	5.8	121,233	5.4	16.7
Total operating expenses	2,243,853	92.4	2,099,444	94.0	6.9
Operating income	183,578	7.6	133,603	6.0	37.4
Other income, net	(5,801)	(0.2)	(5,234)	(0.2)	10.8
Income before income taxes	189,379	7.8	138,837	6.2	36.4
Provision for income taxes	43,905	1.8	35,163	1.6	24.9
Net income	$145,474	6.0%	$103,674	4.6%	40.3%

(1)
Exclusive of depreciation on our property, plant and equipment and amortization of our intangible assets.

Revenues and income (loss) from operations by reporting segment for fiscal 2024 and 2023 are presented in the following table:

	Fiscal	Fiscal
(In thousands)	2024	2023
Segment Information
Revenues
U.S. and Canadian Rental and Cleaning	$2,083,059	$1,907,765
MFG	315,159	297,752
Net intercompany MFG elimination	(315,159)	(297,752)
Corporate	55,889	53,424
Subtotal: Core Laundry Operations	2,138,948	1,961,189
Specialty Garments	182,212	177,034
First Aid	106,271	94,824
Total consolidated revenues	$2,427,431	$2,233,047
Operating income (loss)
U.S. and Canadian Rental and Cleaning	$331,031	$293,171
MFG	95,072	88,292
Net intercompany MFG elimination	(9,707)	(16,717)
Corporate	(272,962)	(266,080)
Subtotal: Core Laundry Operations	143,434	98,666
Specialty Garments	41,976	37,488
First Aid	(1,832)	(2,551)
Total operating income	$183,578	$133,603

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

Our operating results are also directly impacted by the costs of the gasoline used to fuel our vehicles, the cost of electricity for our electric vehicles and the natural gas used to operate our plants. Our operating margins have been, and may continue to be, adversely impacted by volatility in energy prices. In addition, as described above, the inflationary environment in recent years had a negative impact on our margins. While inflation has moderated recently, a period of sustained inflation could pressure our margins in future periods.

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

A portion of our sales is derived from international markets, including Canada. Revenues denominated in currencies other than the U.S. dollar represented approximately 6.9% and 7.0% of total consolidated revenues for fiscal 2024 and 2023, respectively. The operating results of our international subsidiaries are translated into U.S. dollars and such results are affected by movements in foreign currencies relative to the U.S. dollar. In addition, a weaker Canadian dollar increases the costs to our Canadian operations of merchandise and other operational inputs that are sourced from outside Canada, which has the effect of reducing the operating margins of our Canadian business if we are unable to recover these additional costs through price adjustments with our Canadian customers. In fiscal 2024 and 2023, foreign currency fluctuations impacted our consolidated revenues negatively by a nominal percentage and 0.6%, respectively. These impacts were primarily driven by fluctuations in the Canadian dollar. Our operating results in future years could be negatively impacted by any further devaluation, as compared to the U.S. dollar, of the Canadian dollar or any of the currencies of the other countries in which we operate.

In fiscal 2018, we initiated a multiyear CRM project to further develop, implement and deploy a third-party software application we licensed. This new solution is intended to improve functionality, capability and information flow as well as increase automation for our operations in servicing our customers. We began deployment of our new CRM project during the second half of fiscal 2021 and concluded the deployment to our U.S. locations in the first quarter of fiscal 2024. We are depreciating this system over a 10-year life and recognized $3.6 million and $3.3 million of amortization expense in fiscal 2024 and fiscal 2023, respectively.

In fiscal 2022, we initiated a multiyear ERP project that we plan to continue through 2027, with early phases focused on master data management and finance capabilities followed by subsequent phases with a strong focus on supply chain and procurement automation and technology. We believe that this initiative will become the core of the UniFirst systems technology footprint and will integrate and complement the capabilities of the CRM system. We expect the ERP system and the new supply chain and procurement capabilities that it will provide to enable lower operating costs and reduced customer churn. Such benefits are expected to be delivered through enhanced inventory utilization and vendor management, improved response times to customer orders and more efficient back-end processes. These capabilities will allow us to more effectively respond to and mitigate the types of supply chain challenges that we experienced during the COVID-19 pandemic and inflationary environment of 2022 and 2023.

We refer to our CRM and ERP projects together as our (“Key Initiatives”). For fiscal 2024, we expensed $11.8 million of non-recurring costs related to our Key Initiatives, primarily relating to our ERP project. As of August 31, 2024, we capitalized $47.2 million related to our CRM project and $18.9 million related to our ERP project.

On October 24, 2023, our Board of Directors authorized a share repurchase program to repurchase from time to time up to $100.0 million of our outstanding shares of Common Stock. Repurchases made under the new program, if any, will be made in either the open market or in privately negotiated transactions. The timing, manner, price and amount of any repurchases will depend on a variety of factors, including economic and market conditions, our stock price, corporate liquidity requirements and priorities, applicable legal requirements and other factors. The share repurchase program may be funded using available cash or capacity under our Credit Agreement (as defined below) and may be suspended or discontinued at any time.

On October 29, 2024, our Board of Directors declared increased quarterly cash dividends of $0.350 per share of Common Stock and $0.280 per share of Class B Common Stock, up from $0.33 and $0.264 per share, respectively. Both dividends are payable on January 3, 2025 to shareholders of record as of December 6, 2024. The amount and timing of any future dividend payment is subject to the approval of our Board of Directors each quarter.

During fiscal 2024, we repurchased 139,556 shares for an average price of $170.40. During fiscal 2023, we did not repurchase any shares. As of August 31, 2024, we had $76.2 million remaining under our existing share repurchase program.

On March 13, 2023, we completed our acquisition of the business and certain real estate assets of Clean from Clean Holdco, Inc. and certain of its affiliates for an aggregate purchase price of approximately $299.1 million, net of cash acquired. Clean was a uniform, workwear and facility service program provider with 11 locations covering Missouri, Illinois, Arkansas, Kansas and Oklahoma. The results of operations from Clean were included in our results under the U.S. and Canadian Rental and Cleaning segment subsequent to the acquisition date of March 13, 2023. We paid for the acquisition of Clean with cash on hand and borrowings under the Credit Agreement, which we repaid in full during the third quarter of fiscal 2023.

The following section of this Annual Report on Form 10-K generally discusses fiscal 2024 and fiscal 2023 items and year-to-year comparisons between fiscal 2024 and fiscal 2023. Discussions of fiscal 2022 items and year-to-year comparisons between fiscal 2023 and fiscal 2022 that are not included in this Annual Report on Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended August 26, 2023, which was filed with the SEC on October 26, 2023.

Fiscal Year Ended August 31, 2024 Compared with Fiscal Year Ended August 26, 2023

Revenues

(In thousands, except percentages)	Fiscal 2024	Fiscal 2023	Dollar Change	Percent Change
Core Laundry Operations	$2,138,948	$1,961,189	$177,759	9.1%
Specialty Garments	182,212	177,034	5,178	2.9%
First Aid	106,271	94,824	11,447	12.1%
Total consolidated revenues	$2,427,431	$2,233,047	$194,384	8.7%

The increase in consolidated revenues of 8.7% during fiscal 2024 compared to the prior year was due primarily to growth in our Core Laundry Operations of 9.1%. The increase in our Core Laundry Operations was due to organic growth of 4.6%, growth from fiscal 2024's extra week of 2.1% and acquisition related growth of 2.5%. Partially offsetting this growth was the effect of Canadian dollar exchange rate changes on our revenues of (0.1)%. The Core Laundry Operations strong organic growth rate was mostly the result of solid new account sales and improved pricing with our customers. The impact on our revenues from acquisitions was the result of our acquisition of Clean, which was completed on March 13, 2023.

Specialty Garments revenues for fiscal 2024 increased slightly compared to the prior year due primarily to growth from fiscal 2024's extra week of 1.9%, and growth in both our cleanroom and U.S. nuclear operations.

First Aid revenues for fiscal 2024 increased 12.1% compared to the prior fiscal year. This increase was driven by our continued investment in expanding the first aid van business, which accounted for growth of 10.1%, and growth from fiscal 2024's extra week of 2.2%.

Cost of revenues

(In thousands, except percentages)	Fiscal 2024	Fiscal 2023	Dollar Change	Percent Change
Cost of revenues	$1,579,835	$1,481,296	$98,539	6.7%
% of Revenues	65.1%	66.3%

The increase in consolidated cost of revenues of 6.7% during fiscal 2024 compared to the prior fiscal year was due primarily to the impact of the revenue growth mentioned above. While overall cost of revenues increased, cost of revenues decreased as a percentage of revenue due primarily to lower merchandise costs, payroll and other operating input costs.

Selling and administrative expenses

(In thousands, except percentages)	Fiscal 2024	Fiscal 2023	Dollar Change	Percent Change
Selling and administrative expenses	$522,586	$496,915	$25,671	5.2%
% of Revenues	21.5%	22.3%

The increase in selling and administrative costs of 5.2% during fiscal 2024 compared to the prior fiscal year was due primarily to continued investments we have made in our corporate capabilities over the last year and incremental costs from the Clean acquisition as compared to the prior year. In addition, there was an extra week of spend in the current year.

While overall selling and administrative costs increased, selling and administrative costs as a percentage of revenues decreased due primarily to a decrease in Key Initiatives expenses from $33.6 million in fiscal 2023 to $11.8 million in fiscal 2024. In addition, we incurred $3.0 million of Clean acquisition-related costs in fiscal 2023. We also benefited from lower theft losses and a decrease in healthcare claims expenses compared to the prior year.

Depreciation and amortization

(In thousands, except percentages)	Fiscal 2024	Fiscal 2023	Dollar Change	Percent Change
Depreciation and amortization	$141,432	$121,233	$20,199	16.7%
% of Revenues	5.8%	5.4%

Depreciation and amortization expense increased by 16.7% in fiscal 2024 as compared to the prior fiscal year due primarily to continued investment in our systems and technology capabilities and infrastructure to support our future growth. Also contributing to this increase was higher depreciation and amortization of $8.0 million related to the Clean acquisition that occurred early in the third quarter of fiscal 2023. Total depreciation and amortization for Clean was $14.7 million and $6.7 million in fiscal 2024 and 2023, respectively, of which $9.8 million and $4.6 million were intangibles amortization, respectively. In addition, there was an extra week of depreciation and amortization in the current year.

Operating Income

For fiscal 2024, changes in our revenues and costs as discussed above resulted in the following changes in our operating income and margin:

(In thousands, except percentages)	Fiscal 2024	Fiscal 2023	Dollar Change	Percent Change
Core Laundry Operations	$143,434	$98,666	$44,768	45.4%
Specialty Garments	41,976	37,488	4,488	12.0%
First Aid	(1,832)	(2,551)	719	(28.2)%
Operating income	$183,578	$133,603	$49,975	37.4%
Operating income margin	7.6%	6.0%

Other income, net

(In thousands, except percentages)	Fiscal 2024	Fiscal 2023	Dollar Change	Percent Change
Interest income, net	$(7,242)	$(6,738)	$(504)	7.5%
Other expense, net	1,441	1,504	(63)	(4.2)%
Total other income, net	$(5,801)	$(5,234)	$(567)	10.8%

Other income, net, in fiscal 2024 increased as compared to the prior year due primarily to $2.1 million of interest income recorded in fiscal 2024 as a result of a tax dispute we favorably resolved. This was partially offset by lower interest income resulting from lower cash reserves subsequent to the acquisition of Clean in our third fiscal quarter of 2023.

Provision for income taxes

(In thousands, except percentages)	Fiscal 2024	Fiscal 2023	Dollar Change	Percent Change
Provision for income taxes	$43,905	$35,163	$8,742	24.9%
Effective income tax rate	23.2%	25.3%

The decrease in the effective tax rate for fiscal 2024 as compared to the corresponding period year was due primarily to the release of certain tax reserves and a U.S. state legislative change enacted during the first quarter of fiscal 2024.

Liquidity and Capital Resources

General

Cash and cash equivalents, and short-term investments totaled $175.1 million as of August 31, 2024, an increase of $85.5 million from $89.6 million as of August 26, 2023. The increase in cash and cash equivalents and short-term investments was largely driven by our cash flows from operating activities. We generated $295.3 million and $215.8 million in cash from operating activities in fiscal 2024 and 2023, respectively. The increase was due primarily to increased profitability and lower working capital needs of the business. During fiscal 2024, we continued to invest in our business with capital expenditures totaling $160.4 million.

Pursuant to the share repurchase program approved by our Board of Directors on October 24, 2023, we repurchased 139,556 shares of our Common Stock for an aggregate of approximately $23.8 million during fiscal 2024.

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

Sources and uses of cash flows for fiscal 2024 and 2023, respectively, are summarized as follows:

(In thousands, except percentages)	Fiscal 2024	Fiscal 2023	Dollar Change	Percent Change
Net cash provided by operating activities	$295,269	$215,762	$79,507	36.8%
Net cash used in investing activities	(162,236)	(487,647)	325,411	(66.7)%
Net cash used in financing activities	(50,360)	(25,839)	(24,521)	94.9%
Effect of exchange rate changes	(545)	768	(1,313)	(171.0)%
Net decrease in cash and cash equivalents	$82,128	$(296,956)	$379,084	(127.7)%

Net Cash Provided by Operating Activities

The net cash provided by operating activities in fiscal 2024 increased as compared to fiscal 2023 due to our improved profitability and benefit of depreciation and amortization as well as positive impacts from rental merchandise in service of $31.4 million, receivables of $22.2 million and accrued liabilities of $9.7 million. These increases were partially offset by a decrease in accounts payable of $14.2 million, an increase in inventory of $12.5 million and an increase in prepaid expenses and other current and non-current assets of $5.5 million.

The positive impact from merchandise in service was due primarily to fewer garments being placed in service to support our rental customers. The positive impact from receivables was due primarily to a focused effort on collections and timing of cash receipts. The negative impact from accounts payable was due primarily to timing of payments. The negative impact from inventories was due primarily to higher production that will be used to meet future demand. The negative impact from prepaid expenses and other current assets was due primarily to increases in information technology prepaid contracts and increased capitalized commission costs.

Net Cash Used in Investing Activities

The net cash used in investing activities in fiscal 2024 decreased as compared to fiscal 2023 due primarily to the Clean acquisition in the third quarter of fiscal 2023, a decrease in capital expenditures of $11.6 million and a reduced net investment in certificates of deposit of $7.1 million during fiscal 2024.

Net Cash Used in Financing Activities

The net cash used in financing activities in fiscal 2024 increased as compared to fiscal 2023 due primarily to a $23.8 million increase in the repurchase of Common Stock during the period.

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

On March 9, 2023, we exercised the accordion feature of the Credit Agreement pursuant to an amendment to the Credit Agreement. The exercise of the accordion feature increased the aggregate commitments under the Credit Agreement by $100.0 million, for a total aggregate commitment of up to $275.0 million. In addition, the amendment provided for the replacement of LIBOR with SOFR such that borrowings are based on, at our election, the SOFR rate or a base rate, plus in each case a spread based on our consolidated funded debt ratio. The amendment also refreshed the accordion feature, so that, provided there is no default or event of default under the Credit Agreement and we are in compliance with our financial covenants on a pro forma basis, we may request an increase in the aggregate commitments under the Credit Agreement (in the form of revolving or term tranches) of up to an additional $100.0 million, for a total aggregate commitment of up to $375.0 million. Availability of credit requires compliance with certain financial and other covenants, including a maximum consolidated funded debt ratio and minimum consolidated interest coverage ratio as defined in the Credit Agreement. We test our compliance with these financial covenants on a fiscal quarterly basis. As of August 31, 2024, the interest rates applicable to our borrowings under the Credit Agreement would be calculated as SOFR plus 1.00% at the time of the respective borrowing.

As of August 31, 2024, we had no outstanding borrowings and had outstanding letters of credit amounting to $65.1 million, leaving $209.9 million available for borrowing under the Credit Agreement.

As of August 31, 2024, we were in compliance with all covenants under the Credit Agreement.

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

As of August 31, 2024, we had forward contracts with a notional value of approximately 3.6 million CAD outstanding and recorded the fair value of the contracts of $0.1 million in prepaid expenses and other current assets with a corresponding gain of $0.1 million in accumulated other comprehensive loss, which was recorded net of tax. During fiscal 2024, we reclassified $0.1 million from accumulated other comprehensive loss to revenue, related to the derivative financial instruments. The gain on these forward contracts that results in a decrease to accumulated other comprehensive loss as of August 31, 2024 is expected to be reclassified to revenues prior to their maturity on August 29, 2026.

Environmental and Legal Contingencies

We are subject to various federal, state and local laws and regulations governing, among other things, air emissions, wastewater discharges, and the generation, handling, storage, transportation, treatment and disposal of hazardous wastes and other substances. In particular, industrial laundries currently use and must dispose of detergent wastewater and other residues, and, in the past, used perchloroethylene and other dry cleaning solvents. We are attentive to the environmental concerns surrounding the disposal of these materials and have, through the years, taken measures to avoid their improper disposal. We have settled, or contributed to the settlement of, past actions or claims brought against us relating to the disposal of hazardous materials at several sites and there can be no assurance that we will not have to expend material amounts to remediate the consequences of any such disposal in the future.

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

There is usually a range of reasonable estimates of the costs associated with each site. In accordance with U.S. GAAP, our accruals represent the amount within the range that we believe is the best estimate or the low end of a range of estimates if no point within the range is a better estimate. When we believe that both the amount of a particular liability and the timing of the payments are reliably determinable, we adjust the cost in current dollars using a rate of 3% for inflation until the time of expected payment and discount the cost to present value using current risk-free interest rates. As of August 31, 2024, the risk-free interest rates we utilized ranged from 4.2% to 4.3%.

For environmental liabilities that have been discounted, we include interest accretion, based on the effective interest method, in selling and administrative expenses on the Consolidated Statements of Income. The changes to the amounts of our environmental liabilities for fiscal 2024 and 2023 are as follows (in thousands):

Year ended	August 31, 2024	August 26, 2023
Beginning balance	$30,029	$32,191
Costs incurred for which reserves have been provided	(3,176)	(1,936)
Insurance proceeds	238	147
Interest accretion	1,264	1,036
Changes in discount rates	244	(2,446)
Revisions in estimates	2,656	1,037
Ending balance	$31,255	$30,029

Anticipated payments and insurance proceeds of currently identified environmental remediation liabilities as of August 31, 2024 for the next five fiscal years and thereafter, as measured in current dollars, are reflected below (in thousands):

Fiscal year ended August	2025	2026	2027	2028	2029	Thereafter	Total
Estimated costs—current dollars	$14,425	$2,836	$1,527	$1,280	$997	$15,047	$36,112
Estimated insurance proceeds	(180)	(195)	(159)	(173)	(9)	(230)	(946)
Net anticipated costs	$14,245	$2,641	$1,368	$1,107	$988	$14,817	$35,166
Effect of inflation							9,501
Effect of discounting							(13,412)
Balance as of August 31, 2024							$31,255

Estimated insurance proceeds are primarily obtained from an annuity received as part of our legal settlement with an insurance company. Annual proceeds of approximately $0.3 million are deposited into an escrow account which funds remediation and monitoring costs for two sites related to our former operations in Williamstown, Vermont. Annual proceeds received but not expended in the current year accumulate in this account and may be used in future years for costs related to this site through the year 2027. As of August 31, 2024, the balance in this escrow account, which is held in a trust and is not recorded in our Consolidated Balance Sheets, was approximately $5.6 million. Also included in estimated insurance proceeds are amounts we are entitled to receive pursuant to legal settlements as reimbursements from three insurance companies for estimated costs at one of our sites.

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

In addition, in the fourth quarter of fiscal 2022, the Mexican federal tax authority issued a tax assessment on our subsidiary in Mexico for fiscal 2016 import taxes, value added taxes and custom processing fees of over $17.0 million, plus surcharges, fines and penalties of over $67.7 million for a total assessment of over $84.7 million. We challenged the validity of the tax assessment through an appeal process. In the first quarter of fiscal 2025, the Federal Tax Court in Mexico made a determination partially in our favor. Following the Federal Tax Court’s determination, we filed a constitutional action before the Federal Administrative Court. While we are unable to ascertain the ultimate outcome of this matter, based on the information currently available, we believe that a loss with respect to this matter is neither probable nor remote. Given the uncertainty associated with the ultimate resolution of this matter, we are unable to reasonably assess an estimate or range of estimates of any potential losses.

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

Contractual Obligations and Other Commercial Commitments

The following information is presented as of August 31, 2024 (in thousands):

	Payments Due by Fiscal Period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Retirement plan benefit payments	$29,489	$2,550	$3,924	$3,988	$19,027
Asset retirement obligations	17,929	—	—	—	17,929
Operating leases	75,833	20,557	30,751	16,160	8,365
Forward contracts	2,668	1,334	1,334	—	—
Purchase Commitments*	91,206	58,441	21,115	10,687	963
Total contractual cash obligations	$217,125	$82,882	$57,124	$30,835	$46,284

*Includes non-cancellable purchase commitments for inventories, software, and services.

As discussed above under “Long-Term Debt and Borrowing Capacity”, as of August 31, 2024, we had borrowing capacity of $375.0 million under our Credit Agreement, of which approximately $209.9 million was available for borrowing. Also, as of such date, we had no outstanding borrowings and letters of credit outstanding of $65.1 million. All letters of credit expire in less than one year.

As discussed above under “Derivative Instruments and Hedging Activities”, as of August 31, 2024, we had forward contracts with a notional value of approximately 3.6 million CAD outstanding and recorded the fair value of the contracts of $0.1 million in prepaid expenses and other current assets with a corresponding gain of $0.1 million in accumulated other comprehensive loss, which was recorded net of tax. During fiscal 2024, we reclassified $0.1 million from accumulated other comprehensive loss to revenue, related to the derivative financial instruments. The gain on these forward contracts that results in a decrease to accumulated other comprehensive loss as of August 31, 2024 is expected to be reclassified to revenues prior to their maturity on August 29, 2026.

Energy Costs

Significant variability in energy costs, specifically with respect to natural gas, gasoline and electricity can materially affect our operating costs. During fiscal 2024, our energy costs, which include fuel, natural gas, and electricity, represented approximately 4.0% of our total revenue.

Recent Accounting Pronouncements

See Note 1, “Summary of Significant Accounting Policies” to our Consolidated Financial Statements included in this Annual Report on Form 10-K for more information on recently implemented and issued accounting standards.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

We have determined that all of our foreign subsidiaries operate primarily in local currencies that represent the functional currencies of such subsidiaries. All assets and liabilities of our foreign subsidiaries are translated into U.S. dollars using the exchange rate prevailing at the balance sheet date. The effects of exchange rate fluctuations on the translation of assets and liabilities are recorded as a component of shareholders’ equity. Revenues and expenses are translated at the average exchange rates in effect during each month of the fiscal year. As such, our financial condition and operating results are affected by fluctuations in the value of the U.S. dollar as compared to currencies in foreign countries. Revenues denominated in currencies other than the U.S. dollar represented approximately 6.9%, 7.0% and 7.9% of our total consolidated revenues for fiscal 2024, 2023 and 2022, respectively. Total assets denominated in currencies other than the U.S. dollar represented approximately 6.8% and 6.6% of our total consolidated assets at August 31, 2024 and August 26, 2023, respectively. If exchange rates had increased or decreased by 10% from the actual rates in effect during fiscal 2024, our revenues and assets for the year ended and as of August 31, 2024 would have increased or decreased by approximately $16.7 million and $18.3 million, respectively.

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

As of August 31, 2024, we had forward contracts with a notional value of approximately 3.6 million CAD outstanding and recorded the fair value of the contracts of $0.1 million in prepaid expenses and other current assets with a corresponding gain of $0.1 million in accumulated other comprehensive loss, which was recorded net of tax. During fiscal 2024, we reclassified $0.1 million from accumulated other comprehensive loss to revenue, related to the derivative financial instruments. The gain on these forward contracts that results in a decrease to accumulated other comprehensive loss as of August 31, 2024 is expected to be reclassified to revenues prior to their maturity on August 29, 2026.

Other than the forward contracts discussed above, we do not operate a hedging program to mitigate the effect of a significant change in the value of the functional currencies of our foreign subsidiaries, which include the Canadian dollar, euro, British pound, Mexican peso and Nicaraguan cordoba, as compared to the U.S. dollar. Any losses or gains resulting from unhedged foreign currency transactions, including exchange rate fluctuations on intercompany accounts are reported as transaction losses (gains) in our other expense, net. The intercompany payables and receivables are denominated in Canadian dollars, euros, British pounds, Mexican pesos and Nicaraguan cordobas. During fiscal 2024 transaction losses included in other expense, net, was $0.5 million. If exchange rates had changed by 10% during fiscal 2024, we would have recognized exchange gains or losses of approximately $0.8 million.

Interest Rate Sensitivity

We are exposed to market risk from changes in interest rates, which may adversely affect our financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, we manage exposures through our operating and financing activities. We are exposed to interest rate risk primarily through borrowings under our Credit Agreement. During fiscal 2023, we borrowed and repaid $80.0 million under the Credit Agreement. During fiscal 2024, we had no outstanding borrowings under the Credit Agreement. Under the Credit Agreement, we borrow funds at variable interest rates based on, at our election, the SOFR rate or a base rate, plus in each case a spread based on our consolidated funded debt ratio. To the extent we have borrowings outstanding under the Credit Agreement, changes in interest rates result in changes in our interest expense.

Please see Item 1A. “Risk Factors” in this Annual Report on Form 10-K for an additional discussion of risks and potential risks on our business, financial performance and the market price of our Common Stock.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Statements of Income

UniFirst Corporation and Subsidiaries

Year ended (In thousands, except per share data)	August 31, 2024	August 26, 2023	August 27, 2022
Revenues	$2,427,431	$2,233,047	$2,000,822
Operating expenses:
Cost of revenues (1)	1,579,835	1,481,296	1,306,451
Selling and administrative expenses (1)	522,586	496,915	451,243
Depreciation and amortization	141,432	121,233	108,777
Total operating expenses	2,243,853	2,099,444	1,866,471
Operating income	183,578	133,603	134,351
Other (income) expense:
Interest income, net	(7,242)	(6,738)	(2,851)
Other expense, net	1,441	1,504	2,877
Total other (income) expense, net	(5,801)	(5,234)	26
Income before income taxes	189,379	138,837	134,325
Provision for income taxes	43,905	35,163	30,921
Net income	$145,474	$103,674	$103,404

Income per share—Basic:
Common Stock	$8.11	$5.77	$5.71
Class B Common Stock	$6.49	$4.62	$4.57

Income per share—Diluted:
Common Stock	$7.77	$5.53	$5.46

Income allocated to—Basic:
Common Stock	$122,188	$87,104	$86,844
Class B Common Stock	$23,286	$16,570	$16,560

Income allocated to—Diluted:
Common Stock	$145,474	$103,674	$103,404

Weighted average number of shares outstanding—Basic:
Common Stock	15,073	15,098	15,203
Class B Common Stock	3,590	3,590	3,621

Weighted average number of shares outstanding—Diluted:
Common Stock	18,724	18,762	18,933

(1)
Exclusive of depreciation of the Company’s property, plant and equipment and amortization of its intangible assets.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income

UniFirst Corporation and Subsidiaries

Year ended (In thousands)	August 31, 2024	August 26, 2023	August 27, 2022
Net income	$145,474	$103,674	$103,404
Other comprehensive income:
Foreign currency translation adjustments	538	(1,701)	(7,002)
Pension benefit liabilities, net of income taxes	(348)	2,130	7,518
Change in fair value of derivatives, net of income taxes	(73)	100	30
Other comprehensive income	117	529	546
Comprehensive income	$145,591	$104,203	$103,950

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Balance Sheets

UniFirst Corporation and Subsidiaries

(In thousands, except share and par value data)	August 31, 2024	August 26, 2023
Assets
Current assets:
Cash and cash equivalents	$161,571	$79,443
Short-term investments	13,505	10,157
Receivables, less reserves of $7,916 and $6,276	278,851	279,078
Inventories	156,908	148,334
Rental merchandise in service	237,969	248,323
Prepaid taxes	14,893	20,907
Prepaid expenses and other current assets	51,979	53,876
Total current assets	915,676	840,118
Property, plant and equipment, net	801,612	756,540
Goodwill	648,850	647,900
Customer contracts, net	85,990	103,452
Other intangible assets, net	34,009	42,166
Deferred income taxes	833	567
Operating lease right-of-use assets, net	66,682	62,565
Other assets	142,761	116,667
Total assets	$2,696,413	$2,569,975
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$92,509	$92,730
Accrued liabilities	170,240	156,408
Accrued taxes	447	352
Operating lease liabilities, current	18,241	17,739
Total current liabilities	281,437	267,229
Accrued liabilities	123,401	121,682
Accrued and deferred income taxes	132,496	130,084
Operating lease liabilities	50,568	47,020
Total liabilities	587,902	566,015
Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred Stock, $1.00 par value; 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $0.10 par value; 30,000,000 shares authorized; 15,000,552 and 15,104,317 shares issued and outstanding in 2024 and 2023, respectively	1,500	1,510
Class B Common Stock, $0.10 par value; 20,000,000 shares authorized; 3,590,295 shares issued and outstanding in 2024 and 2023	359	359
Capital surplus	104,791	99,303
Retained earnings	2,025,505	1,926,549
Accumulated other comprehensive loss	(23,644)	(23,761)
Total shareholders’ equity	2,108,511	2,003,960
Total liabilities and shareholders’ equity	$2,696,413	$2,569,975

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Equity

UniFirst Corporation and Subsidiaries

(In thousands)	Common Shares	Class B Common Shares	Common Stock	Class B Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance, as of August 29, 2021	15,236	3,643	$1,524	$364	$89,257	$1,806,643	$(24,836)	$1,872,952
Net income	—	—	—	—	—	103,404	—	103,404
Pension benefit liabilities, net (1)	—	—	—	—	—	—	7,518	7,518
Change in fair value of derivatives (1)	—	—	—	—	—	—	30	30
Foreign currency translation	—	—	—	—	—	—	(7,002)	(7,002)
Dividends declared	—	—	—	—	—	(21,658)	—	(21,658)
Shares converted	17	(17)	1	(1)	—	—	—	—
Share-based compensation, net (2)	—	—	—	—	5,035	—	—	5,035
Share-based awards exercised, net (1)	36	—	4	—	—	—	—	4
Repurchase of Common Stock	(214)	(36)	(21)	(4)	(1,161)	(43,226)	—	(44,412)
Balance, as of August 27, 2022	15,075	3,590	$1,508	$359	$93,131	$1,845,163	$(24,290)	$1,915,871
Net income	—	—	—	—	—	103,674	—	103,674
Pension benefit liabilities, net (1)	—	—	—	—	—	—	2,130	2,130
Change in fair value of derivatives (1)	—	—	—	—	—	—	100	100
Foreign currency translation	—	—	—	—	—	—	(1,701)	(1,701)
Dividends declared	—	—	—	—	—	(22,288)	—	(22,288)
Share-based compensation, net (2)	—	—	—	—	6,172	—	—	6,172
Share-based awards exercised, net (1)	29	—	2	—	—	—	—	2
Balance, as of August 26, 2023	15,104	3,590	$1,510	$359	$99,303	$1,926,549	$(23,761)	$2,003,960
Net income	—	—	—	—	—	145,474	—	145,474
Pension benefit liabilities, net (1)	—	—	—	—	—	—	(348)	(348)
Change in fair value of derivatives (1)	—	—	—	—	—	—	(73)	(73)
Foreign currency translation	—	—	—	—	—	—	538	538
Dividends declared	—	—	—	—	—	(23,670)	—	(23,670)
Share-based compensation, net (2)	—	—	—	—	6,534	—	—	6,534
Share-based awards exercised, net (1)	36	—	4	—	—	—	—	4
Repurchase of Common Stock (3)	(140)	—	(14)	—	(1,046)	(22,848)	—	(23,908)
Balance, as of August 31, 2024	15,000	3,590	$1,500	$359	$104,791	$2,025,505	$(23,644)	$2,108,511

(1)
These amounts are shown net of the effect of income taxes.
(2)
These amounts are shown net of any shares withheld by the Company to satisfy certain tax withholding obligations in connection with the vesting of certain restricted stock units.
(3)
These amounts are shown net of the effect of excise taxes.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statements of Cash Flows

UniFirst Corporation and Subsidiaries

Year ended (In thousands)	August 31, 2024	August 26, 2023	August 27, 2022
Cash flows from operating activities:
Net income	$145,474	$103,674	$103,404
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization (1)	141,432	121,233	108,777
Share-based compensation	9,773	9,063	9,103
Accretion on environmental contingencies	1,264	1,036	596
Accretion on asset retirement obligations	976	923	970
Other	1,027	1,020	(993)
Deferred income taxes	5,231	22,143	20,008
Changes in assets and liabilities, net of acquisitions:
Receivables, less reserves	511	(21,714)	(40,626)
Inventories	(8,458)	4,001	(8,148)
Rental merchandise in service	10,548	(20,847)	(36,597)
Prepaid expenses and other current assets and Other assets	(12,582)	(7,057)	9,250
Accounts payable	(4,069)	10,111	(927)
Accrued liabilities	(3,021)	(12,762)	(31,517)
Prepaid and accrued income taxes	7,163	4,938	(10,651)
Net cash provided by operating activities	295,269	215,762	122,649

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(203)	(306,193)	(44,203)
Capital expenditures, including capitalization of software costs	(160,417)	(171,991)	(144,319)
Purchases of investments	(24,581)	(117,012)	—
Maturities of investments	21,679	107,000	—
Proceeds from sale of assets	1,286	549	2,015
Net cash used in investing activities	(162,236)	(487,647)	(186,507)

Cash flows from financing activities:
Payment of deferred financing costs	—	(851)	—
Borrowings under line of credit	—	80,000	—
Repayments under line of credit	—	(80,000)	—
Proceeds from exercise of share-based awards	4	3	(167)
Taxes withheld and paid related to net share settlement of equity awards	(3,239)	(2,891)	(4,068)
Repurchase of Common Stock	(23,780)	—	(44,412)
Payment of cash dividends	(23,345)	(22,100)	(20,791)
Net cash used in financing activities	(50,360)	(25,839)	(69,438)

Effect of exchange rate changes	(545)	768	(3,173)

Net increase (decrease) in cash and cash equivalents	82,128	(296,956)	(136,469)
Cash and cash equivalents at beginning of period	79,443	376,399	512,868
Cash and cash equivalents at end of period	$161,571	$79,443	$376,399
Supplemental disclosure of cash flow information:
Non-cash capital expenditures	$11,138	$7,351	$8,737
Interest paid	$1,169	$1,344	$838
Income taxes paid, net of refunds received	$33,716	$8,491	$24,559

(1)
Depreciation and amortization for the full year of fiscal 2024, 2023 and 2022 included approximately $18.8 million, $14.7 million and $10.9 million, respectively, of non-cash amortization expense recognized for acquisition-related intangible assets.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Notes to Consolidated Financial Statements

UniFirst Corporation and Subsidiaries

1. Summary of Significant Accounting Policies

Business Description

UniFirst Corporation (the “Company”) is one of the leading providers of workplace uniforms and protective clothing in North America. The Company designs, manufactures, personalizes, rents, cleans, delivers, and sells a wide range of uniforms and protective clothing, including shirts, pants, jackets, coveralls, lab coats, smocks, aprons and specialized protective wear, such as flame resistant and high visibility garments. The Company also rents and sells industrial wiping products, floor mats, facility service products and other non-garment items, and provides restroom and cleaning supplies and first aid cabinet services and other safety supplies as well as provide certain safety training, to a variety of manufacturers, retailers and service companies.

The Company serves businesses of all sizes across multiple industry sectors. Typical customers include automobile service centers and dealers, delivery services, food and general merchandise retailers, manufacturers, maintenance facilities, restaurants and food-related businesses, business service companies, soft and durable goods wholesalers, transportation companies, energy producing operations, healthcare providers and others who require employee clothing on the job for image, identification, protection or utility purposes. The Company also provides its customers with restroom and cleaning supplies, including air fresheners, paper products, gloves, masks, hand soaps and sanitizers.

At certain specialized facilities, like nuclear operations, the Company decontaminates and cleans work clothes and other items that may have been exposed to radioactive materials and services special cleanroom protective wear. Typical customers for these specialized services include government agencies, research and development laboratories, high technology companies and utility providers operating nuclear reactors.

As discussed and described in Note 15, “Segment Reporting”, to these Consolidated Financial Statements, the Company has five reporting segments: United States (“U.S.”) and Canadian Rental and Cleaning, Manufacturing (“MFG”), Specialty Garments Rental and Cleaning (“Specialty Garments”), First Aid and Corporate. The operations of the U.S. and Canadian Rental and Cleaning reporting segment are referred to by the Company as its “industrial laundry operations” and the locations related to this reporting segment are referred to as “industrial laundries”. The Company refers to its U.S. and Canadian Rental and Cleaning, MFG, and Corporate segments combined as its “Core Laundry Operations”.

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

Fiscal Year

The Company’s fiscal year ends on the last Saturday in August. For financial reporting purposes, fiscal year ended August 31, 2024 (“fiscal 2024”) consisted of 53 weeks, and fiscal years ended August 26, 2023 (“fiscal 2023”) and August 27, 2022 (“fiscal 2022”) both consisted of 52 weeks. The additional week was included in the fourth quarter of fiscal 2024.

Cash, Cash Equivalents and Short-Term Investments

Cash, cash equivalents and short-term investments include cash in banks, money market securities and bank short-term investments having original maturities of six months or less. As of August 31, 2024 and August 26, 2023, the Company had $13.5 million and $10.2 million in short-term investments, respectively.

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

The following table presents the change in the allowance for credit losses, which is included in Receivables, net of reserves on the Consolidated Balance Sheets as of August 31, 2024 and August 26, 2023 are as follows (in thousands):

(In thousands)	August 31, 2024	August 26, 2023
Beginning balance	$6,276	$5,930
Current period provision	13,976	10,740
Write-offs and other	(12,336)	(10,394)
Ending balance	$7,916	$6,276

Financial Instruments

The Company’s financial instruments, which may expose the Company to concentrations of credit risk, include cash and cash equivalents, receivables, accounts payable and foreign exchange forward contracts. Each of these financial instruments is recorded at cost, which approximates its fair value given the short maturity of each financial instrument.

Revenue Recognition

In fiscal 2024, approximately 84.2% of the Company’s revenues are derived from fees for route servicing of Core Laundry Operations, Specialty Garments and First Aid services performed by the Company’s employees at the customer’s location of business. Revenues from the Company’s route servicing customer contracts represent a single-performance obligation. The Company recognizes these revenues over time as services are performed based on the nature of services provided and contractual rates (input method). Certain of the Company’s customer contracts, primarily within the Company’s Core Laundry Operations, include pricing terms and conditions that include components of variable consideration. The variable consideration is typically in the form of consideration due to a customer based on performance metrics specified within the contract. Specifically, some contracts contain discounts or rebates that the customer can earn through the achievement of specified volume levels. Each component of variable consideration is earned based on the Company’s actual performance during the measurement period specified within the contract. To determine the transaction price, the Company estimates the variable consideration using the most likely amount method, based on the specific contract provisions and known performance results during the relevant measurement period.

When determining if variable consideration should be constrained, the Company considers whether factors outside its control could result in a significant reversal of revenue. In making these assessments, the Company considers the likelihood and magnitude of a potential reversal. The Company’s performance period generally corresponds with the monthly invoice period. No significant constraints on the Company’s revenue recognition were applied during fiscal 2024, 2023 and 2022. The Company reassesses these estimates during each reporting period.

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

The following table presents the Company’s revenues for fiscal 2024, 2023 and 2022 disaggregated by service type:

	Year ended
	2024		2023		2022
(In thousands, except percentages)	Revenues	% of Revenues	Revenues	% of Revenues	Revenues	% of Revenues
Core Laundry Operations	$2,138,948	88.1%	$1,961,189	87.8%	$1,770,502	88.5%
Specialty Garments	182,212	7.5%	177,034	8.0%	152,885	7.6%
First Aid	106,271	4.4%	94,824	4.2%	77,435	3.9%
Total revenues	$2,427,431	100.0%	$2,233,047	100.0%	$2,000,822	100.0%

The following table presents the Company's percentage of revenues for fiscal 2024, 2023 and 2022 disaggregated by the timing of revenue recognition by service type:

	Year ended
	2024		2023		2022
	Over Time	Point in Time	Over Time	Point in Time	Over Time	Point in Time
Core Laundry Operations	88.4%	11.6%	88.4%	11.6%	88.4%	11.6%
Specialty Garments	84.2%	15.8%	83.9%	16.1%	83.8%	16.2%
First Aid	0%	100%	0%	100%	0%	100%

See Note 15, “Segment Reporting” for additional details of segment definitions.

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

The following table presents deferred commissions on the Company's Consolidated Balance Sheets as of August 31, 2024 and August 26, 2023 are as follows (in thousands):

Balance Sheet Location	August 31, 2024	August 26, 2023
Prepaid expenses and other current assets	$18,079	$16,495
Other assets	78,856	70,393

The following table presents the Company's amortization expense related to deferred commissions on the Consolidated Statements of Income for fiscal 2024, 2023 and 2022 are as follows (in thousands):

Income Statement Location	2024	2023	2022
Selling and administrative expenses	$18,031	$16,500	$15,400

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

The components of inventory as of August 31, 2024 and August 26, 2023 are as follows (in thousands):

	August 31, 2024	August 26, 2023
Raw materials	$22,164	$25,147
Work in process	2,832	4,444
Finished goods	131,912	118,743
Total inventory	$156,908	$148,334

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

The components of property, plant and equipment as of August 31, 2024 and August 26, 2023 are as follows (in thousands):

	August 31, 2024	August 26, 2023
Land, buildings and leasehold equipment	$787,628	$744,085
Machinery and equipment	710,108	676,490
Motor vehicles	372,837	331,537
Total property, plant and equipment, gross	1,870,573	1,752,112
Less: accumulated depreciation	1,068,961	995,572
Total property, plant and equipment, net	$801,612	$756,540

The Company provides for depreciation on the straight-line method based on the date the asset is placed in service using the following estimated useful lives:

Buildings (in years)	30 — 40
Building components (in years)	10 — 20
Leasehold improvements	Shorter of useful life or term of lease
Machinery and equipment (in years)	3 — 10
Motor vehicles (in years)	3 — 5

Long-lived assets, including property, plant and equipment, are evaluated for impairment whenever events or circumstances indicate an asset may be impaired. There were no material impairments of long-lived assets in fiscal 2024, 2023 and 2022.

Goodwill and Other Intangible Assets

In accordance with U.S. GAAP, the Company does not amortize goodwill. Instead, the Company tests goodwill for impairment on an annual basis. Management completes its annual goodwill impairment test on the first day of the fourth quarter of each fiscal year. In addition, U.S. GAAP requires that companies test goodwill if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit to which goodwill is assigned below its carrying amount. The Company used both the qualitative and quantitative assessment options for its impairment testing for goodwill in fiscal 2024 and determined that the fair values of the reporting units more likely than not exceeded their carrying values and that there was no evidence of impairment as of May 26, 2024.

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

Definite-lived intangible assets are amortized over their estimated useful lives, which are based on management’s estimates of the period that the assets will generate economic benefits. Definite-lived intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable in accordance with U.S. GAAP. There were no impairments of goodwill or indicators of impairment for definite-lived intangible assets in fiscal 2024, 2023 or 2022.

As of August 31, 2024, definite-lived intangible assets have a weighted average useful life of approximately 12.9 years. Customer contracts have a weighted average useful life of approximately 14.6 years and other intangible assets, net, which consist of primarily of restrictive covenants, software and trademarks, have a weighted average useful life of approximately 8.5 years.

Cloud Computing Arrangements

The Company enters into certain cloud-based software hosting arrangements that are accounted for as service contracts. Costs incurred for these arrangements are capitalized for application development activities, if material, and immediately expensed for preliminary project activities and post-implementation activities. The Company amortizes the capitalized development costs straight-line over the fixed, non-cancellable term of the associated hosting arrangement plus any reasonably certain renewal periods. The capitalized costs are included in “Prepaid expenses and other current assets” and “Long-term other assets” on the Company's Consolidated Balance Sheets. Capitalized costs were $18.9 million and $2.2 million as of August 31, 2024, and August 26, 2023, respectively. The Company has not placed any modules of the applicable software in service as of August 31, 2024.

Environmental and Other Contingencies

The Company is subject to legal proceedings and claims arising from the conduct of its business operations, including but not limited to, environmental matters, personal injury, customer contract matters and employment claims. U.S. GAAP require that a liability for contingencies be recorded when it is probable that a liability has occurred and the amount of the liability can be reasonably estimated. Significant judgment is required to determine the existence of a liability, as well as the amount to be recorded. The Company regularly consults with attorneys and outside consultants in its consideration of the relevant facts and circumstances before recording a contingent liability. The Company records accruals for environmental and other contingencies based on enacted laws, regulatory orders or decrees, the Company’s estimates of costs, insurance proceeds, participation by other parties, the timing of payments, and the input of outside consultants and attorneys.

The estimated liability for environmental contingencies has been discounted as of August 31, 2024 using risk-free interest rates ranging from 4.2% to 4.3% over periods ranging from twenty to thirty years. The estimated current costs, net of legal settlements with insurance carriers, have been adjusted for the estimated impact of inflation at 3% per year. Changes in enacted laws, regulatory orders or decrees, management’s estimates of costs, risk-free interest rates, insurance proceeds, participation by other parties, the timing of payments, the input of the Company’s attorneys and outside consultants or other factual circumstances could have a material impact on the amounts recorded for environmental and other contingent liabilities. Refer to Note 11, “Commitments and Contingencies”, of these Consolidated Financial Statements for additional discussion and analysis.

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

The Company (1) recognizes in its statement of financial position the over-funded or under-funded status of its defined benefit post-retirement plans measured as the difference between the fair value of plan assets and the benefit obligation, (2) recognizes as a component of other comprehensive (loss) income, net of tax, the actuarial gains and losses and the prior service costs and credits that arise during the period but are not recognized as components of net periodic benefit cost, (3) measures defined benefit plan assets and defined benefit plan obligations as of the date of its statement of financial position, and (4) discloses additional information in the notes to financial statements about certain effects on net periodic benefit cost in the upcoming fiscal year that arise from delayed recognition of the actuarial gains and losses and the prior service costs and credits. Refer to Note 7, “Employee Benefit Plans”, of these Consolidated Financial Statements for further discussion regarding the Company’s pension plans.

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

Advertising Costs

Advertising costs are expensed as incurred and are classified as selling and administrative expenses. The Company incurred advertising costs of $5.3 million, $9.9 million and $14.7 million, for fiscal 2024, 2023 and 2022, respectively.

Share-Based Compensation

Compensation expense for all stock options, stock appreciation rights, unrestricted stock and restricted stock units (collectively, “Share-Based Awards”) is recognized ratably over the related vesting period, net of actual forfeitures. Certain Share-Based Awards in the form of stock appreciation rights and shares of unrestricted stock were granted during fiscal 2024, 2023 and 2022 to non-employee Directors of the Company, which were fully vested upon grant and, with respect to stock appreciation rights, expire eight years after the grant date. Accordingly, compensation expense related to these Share-Based Awards in fiscal 2024, 2023 and 2022 was recognized on the date of grant.

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

Income Per Share

The Company calculates income per share by allocating income to its unvested participating securities as part of its income per share calculations. The following table sets forth the computation of basic income per share using the two-class method for amounts attributable to the Company’s shares of Common Stock and Class B Common Stock (in thousands, except per share data):

Year ended	2024	2023	2022
Net income available to shareholders	$145,474	$103,674	$103,404
Allocation of net income for Basic:
Common Stock	$122,188	$87,104	$86,844
Class B Common Stock	23,286	16,570	16,560
	$145,474	$103,674	$103,404
Weighted average number of shares for Basic:
Common Stock	15,073	15,098	15,203
Class B Common Stock	3,590	3,590	3,621
	18,663	18,688	18,824
Income per share for Basic:
Common Stock	$8.11	$5.77	$5.71
Class B Common Stock	$6.49	$4.62	$4.57

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

For fiscal 2024, 2023 and 2022, the Company’s diluted income per share assumes the conversion of all Class B Common Stock into Common Stock and uses the two-class method for its unvested participating shares.

The following table sets forth the computation of diluted income per share of Common Stock for the years ended August 31, 2024, August 26, 2023 and August 27, 2022 (in thousands, except per share data):

	Year Ended August 31, 2024			Year Ended August 26, 2023			Year Ended August 27, 2022
	Earnings to Common shareholders	Common Shares	Income Per Share	Earnings to Common shareholders	Common Shares	Income Per Share	Earnings to Common shareholders	Common Shares	Income Per Share
As reported—Basic	$122,188	15,073	$8.11	$87,104	15,098	$5.77	$86,844	15,203	$5.71
Add: effect of dilutive potential common shares
Share-Based Awards	—	61		—	74		—	109
Class B Common Stock	23,286	3,590		16,570	3,590		16,560	3,621
Diluted Income Per Share— Common Stock	$145,474	18,724	$7.77	$103,674	18,762	$5.53	$103,404	18,933	$5.46

Share-Based Awards that would result in the issuance of 60,260, 51,708 and 34,416 shares, respectively, of Common Stock were excluded from the calculation of diluted earnings per share for fiscal 2024, 2023 and 2022 because they were anti-dilutive.

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

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which updates reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The amendments are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating this ASU to determine its impact on the Company’s disclosures.

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

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the SEC have not had, or are not believed by management to, have a material impact on the Company’s present or future financial statements.

2. Acquisitions

Whenever the Company acquires a business, consistent with current accounting guidance, the results of operations of the acquisition are included in the Company’s consolidated financial results from the date of the acquisition. The amount assigned to intangible assets acquired is based on their respective fair values determined as of the acquisition date. The excess of the purchase price over the tangible and intangible assets is recorded as goodwill. Goodwill is allocated to the segment to which the acquisition relates and is deductible for tax purposes. During fiscal 2024, the Company did not complete any material business acquisitions.

Clean Uniform

During the third quarter of fiscal 2023, the Company completed the acquisition of the business and certain real estate assets of Clean Uniform (“Clean”) from Clean Holdco, Inc. and certain of its affiliates for an aggregate purchase price of $299.1 million, net of cash acquired. The difference between the cash paid and the total purchase price of $302.4 million represented amounts owed from the seller as a result of final closing adjustments. The acquisition was structured primarily as a stock purchase but was treated as an asset purchase from a tax perspective, which has allowed for a step-up in the tax basis of the assets and provides incremental tax benefits expected to be realized over time with a value of approximately $40 million. Clean was a uniform, workwear and facility service program provider with 11 locations covering Missouri, Illinois, Arkansas, Kansas and Oklahoma. Prior to the closing of the acquisition, neither the Company nor any of its affiliates, or any director or officer of the Company or any of its affiliates, or any associate of any such director or officer, had any material relationship with any of the sellers. The results of operations from Clean are included in the Company’s results under the U.S. and Canadian Rental and Cleaning segment subsequent to the acquisition date of March 13, 2023. The Company paid for the acquisition of Clean with cash on hand and borrowings under the Credit Agreement (defined below).

The Clean acquisition was accounted for using the purchase method of accounting. The Company has measured the fair value of its tangible and intangible assets acquired and liabilities assumed in the Clean acquisition and has finalized the purchase price allocations. The amounts assigned to intangible assets acquired were based on their respective fair values determined as of the acquisition date, which the Company determined by engaging specialists to assist in their valuation. The table below summarizes the final purchase price allocation to the estimated fair value of assets acquired and liabilities assumed at the acquisition date. Goodwill is calculated as the excess of the purchase price over the net assets recognized and represents the estimated future economic benefits arising from expected synergies and growth opportunities for the Company. All of the goodwill and intangible assets were allocated to the U.S. and Canadian Rental and Cleaning segment and are deductible for tax purposes.

Transaction and related costs, consisting primarily of professional fees, directly related to the acquisition, totaled approximately $3.0 million during fiscal 2023. All transaction and related costs were expensed as incurred and are included in selling and administrative expenses.

The final purchase price allocation is as follows (in thousands):

Receivables	$8,301
Inventories	632
Rental merchandise in service	8,535
Prepaid expenses and other current assets	762
Property, plant and equipment	31,497
Operating lease right-of-use assets, net	3,517
Goodwill and intangible assets	257,833
Accounts payable	(2,011)
Accrued liabilities	(5,767)
Operating lease liabilities, current	(1,510)
Operating lease liabilities, non-current	(2,657)
Total purchase price	$299,132

The following table identifies the Company’s allocation of purchase price to the intangible assets and goodwill acquired by category:

Year ended	Estimated Fair Value (in thousands)	Weighted Average Life (in years)
Goodwill	$187,733	N/A
Customer contracts	64,800	15.0
Trade name	5,300	3.0
Total intangible assets and goodwill acquired	$257,833

The amount of amortization expense recognized of Clean customer contracts and trade name included in the consolidated statements of income from the acquisition date of March 13, 2023 to August 26, 2023 was $3.8 million and $0.9 million, respectively.

Unaudited pro-forma information presents the combined financial results for the Company and Clean as if the acquisition of Clean had occurred on August 28, 2022. The unaudited pro-forma revenue of the combined entity for fiscal 2023 was $2.3 billion reflecting the effects of the Clean acquisition. The effects of the Clean acquisition on unaudited pro-forma net income of the combined entity were not material for fiscal 2023.

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

The following table identifies the Company’s allocation of purchase price to the intangible assets and goodwill acquired by category:

Year ended	Estimated Fair Value (in thousands)	Weighted Average Life (in years)
Goodwill	$3,944	N/A
Customer contracts	2,271	14.0
Other intangible assets	25	5.0
Total intangible assets and goodwill acquired	$6,240

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

All financial assets or liabilities that are measured at fair value on a recurring basis (at least annually) have been segregated into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date. The assets or liabilities measured at fair value on a recurring basis are summarized in the tables below (in thousands):

	As of August 31, 2024				As of August 26, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Short-term investments	$—	$13,505	$—	$13,505	$—	$10,157	$—	$10,157
Pension plan assets	—	3,108	—	3,108	—	2,978	—	2,978
Non-qualified deferred compensation plan assets	—	3,295	—	3,295	—	2,024	—	2,024
Foreign currency forward contracts	—	117	—	117	—	216	—	216
Total assets at fair value	$—	$20,025	$—	$20,025	$—	$15,375	$—	$15,375
Liabilities:
Non-qualified deferred compensation plan liability	$—	$1,605	$—	$1,605	$—	$480	$—	$480
Total liabilities at fair value	$—	$1,605	$—	$1,605	$—	$480	$—	$480

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

The Company’s foreign currency forward contracts represent contracts the Company has entered into to exchange Canadian dollars for U.S. dollars at fixed exchange rates in order to manage its exposure related to certain forecasted Canadian dollar denominated sales of one of its subsidiaries. These contracts are included in prepaid expenses and other current assets and other long-term assets as of August 31, 2024 and August 26, 2023. The fair value of the forward contracts is based on similar exchange-traded derivatives and is, therefore, included within Level 2 of the fair value hierarchy.

4. Income Taxes

The provision for income taxes consists of the following (in thousands):

Year ended	2024	2023	2022
Current:
Federal	$30,932	$7,269	$7,655
Foreign	1,231	2,519	1,839
State	6,007	2,695	3,701
Total current	$38,170	$12,483	$13,195

Deferred:
Federal	$4,027	$19,227	$13,883
Foreign	1,269	568	180
State	439	2,885	3,663
Total deferred	$5,735	$22,680	$17,726
Total provision for income taxes	$43,905	$35,163	$30,921

The following table reconciles the provision for income taxes using the statutory federal income tax rate to the actual provision for income taxes:

Year ended	2024	2023	2022
Income taxes at the statutory federal income tax rate	21.0%	21.0%	21.0%
State income taxes	3.6	3.8	4.7
Adjustments to tax reserve	(0.5)	0.8	(2.1)
Other	(0.9)	(0.3)	(0.6)
Effective income tax rate	23.2%	25.3%	23.0%

The decrease in the effective tax rate for fiscal 2024 as compared to the corresponding period in the prior fiscal year was due primarily to favorable adjustments to our tax reserves during the current period and the remeasurement of U.S. net deferred tax liabilities because of legislative changes enacted during the current period impacting the Company’s state tax rate.

The components of deferred income taxes included on the Consolidated Balance Sheets are as follows (in thousands):

	August 31, 2024	August 26, 2023
Deferred tax assets:
Payroll and benefit related	$16,009	$15,284
Insurance related	14,067	14,347
Environmental	7,807	7,542
Accrued expenses	8,169	7,847
Operating lease liabilities	17,083	16,162
Research and development	6,243	3,628
Other	12,884	11,916
Total deferred tax assets	$82,262	$76,726

Deferred tax liabilities:
Payroll and benefit related	$24,655	$22,230
Tax in excess of book depreciation	59,113	53,597
Purchased intangible assets	48,908	43,994
Rental merchandise in service	59,692	62,562
Operating lease right-of-use assets	16,575	15,600
Other	320	488
Total deferred tax liabilities	209,263	198,471
Net deferred tax liability	$127,001	$121,745

The Company regularly reviews deferred tax assets for recoverability based upon projected future taxable income and the expected timing of the reversals of existing temporary differences. Although realization is not assured, management believes it is more likely than not that the recorded deferred tax assets will be realized.

Foreign tax effect

As of August 31, 2024, unremitted foreign earnings have been retained by the Company’s foreign subsidiaries for indefinite reinvestment. If the Company were to repatriate those earnings, in the form of dividends or otherwise, the Company could be subject to immaterial withholding taxes payable to the various foreign countries.

In October 2021, the Organization for Economic Co-operation and Development (“OECD”) introduced an inclusive framework to address tax challenges arising from the digitalization of the economy through a two-pillar solution. One of the components of the solution is the implementation of a global minimum corporate tax rate of 15% for large multinational corporations (“Pillar Two”). The OECD continues to release additional guidance on the two-pillar solution with implementation to begin in 2024 while reporting of the tax applicable will not occur until 2026. Based on currently enacted guidelines, the Company does not expect Pillar Two to have a material impact upon its tax expense, cash taxes, and effective tax rate.

Uncertain tax positions

As of August 31, 2024 and August 26, 2023, there was $4.6 million and $7.8 million, respectively, of unrecognized tax benefits, of which $4.5 million and $7.1 million, respectively, would favorably impact the Company’s effective tax rate, if recognized. The Company recognized interest and penalties related to uncertain tax positions as a component of income tax expense which is consistent with the recognition of these items in prior reporting periods. As of August 31, 2024 and August 26, 2023, the Company had accrued a nominal amount in interest and penalties, in its long-term accrued liabilities. For fiscal 2024, 2023 and 2022, the Company recognized a nominal expense in its Consolidated Statements of Income related to interest and penalties.

A reconciliation of the beginning and ending amount of unrecognized tax benefits are as follows (in thousands):

Balance at August 27, 2022	$6,417
Additions based on tax positions related to the current year	1,042
Additions for tax positions of prior years	840
Reduction for tax positions of prior years	(219)
Statute expirations	(329)
Balance at August 26, 2023	7,751
Additions based on tax positions related to the current year	1,069
Additions for tax positions of prior years	142
Reduction for tax positions of prior years	(4,257)
Statute expirations	(67)
Balance at August 31, 2024	$4,638

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

On March 9, 2023, the Company exercised the accordion feature of the Credit Agreement pursuant to an amendment to the Credit Agreement. The exercise of the accordion feature increased the aggregate commitments under the Credit Agreement by $100.0 million, for a total aggregate commitment of up to $275.0 million. In addition, the amendment provided for the replacement of LIBOR with Secured Overnight Financing Rate (“SOFR”) such that borrowings are based on, at the Company’s election, the SOFR rate or a base rate, plus in each case a spread based on the Company’s consolidated funded debt ratio. The amendment also refreshed the accordion feature, so that, provided there is no default or event of default under the Credit Agreement and the Company is in compliance with its financial covenants on a pro forma basis, the Company may request an increase in the aggregate commitments under the Credit Agreement (in the form of revolving or term tranches) of up to an additional $100.0 million, for a total aggregate commitment of up to $375.0 million. Availability of credit requires compliance with certain financial and other covenants, including a maximum consolidated funded debt ratio and minimum consolidated interest coverage ratio as defined in the Credit Agreement. The Company evaluates its compliance with these financial covenants on a fiscal quarterly basis. As of August 31, 2024, the interest rates applicable to the Company’s borrowings under the Credit Agreement would be calculated as SOFR plus 1.00% at the time of the respective borrowing.

During the third fiscal quarter of 2023, the Company borrowed $80.0 million under its Credit Agreement to finance the acquisition of Clean and fund its day-to-day operations. All amounts were repaid during the third quarter of fiscal 2023. As of both August 31, 2024 and August 26, 2023, the Company had no outstanding borrowings.

As of August 31, 2024, the Company had outstanding letters of credit amounting to $65.1 million, leaving $209.9 million available for borrowing under the Credit Agreement.

As of August 31, 2024, the Company was in compliance with all covenants under the Credit Agreement.

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

As of August 31, 2024, the Company had forward contracts with a notional value of approximately 3.6 million CAD outstanding and recorded the fair value of the contracts of $0.1 million in prepaid expenses and other current assets with a corresponding gain of $0.1 million in accumulated other comprehensive loss, which was recorded net of tax. For the fiscal 2024, the Company reclassified $0.1 million from accumulated other comprehensive loss to revenue, related to the derivative financial instruments. The gain on these forward contracts that results in a decrease to accumulated other comprehensive loss as of August 31, 2024 is expected to be reclassified to revenues prior to their maturity on August 29, 2026.

7. Employee Benefit Plans

Defined Contribution Retirement Savings Plan

The Company has a defined contribution retirement savings plan with a 401(k) feature for all eligible U.S. and Canadian employees not under collective bargaining agreements. The Company matches a portion of the employee’s contribution and may make an additional contribution at its discretion. Contributions charged to expense under the plan for fiscal 2024, 2023 and 2022 were $20.3 million, $18.7 million and $18.2 million, respectively.

Pension Plan and Supplemental Executive Retirement Plan

The Company accounts for its pension plan and Supplemental Executive Retirement Plan on an accrual basis over employees’ estimated service periods.

The Company maintains an unfunded Supplemental Executive Retirement Plan (“SERP”) for certain eligible employees of the Company. The benefits are based on the employee’s compensation upon retirement. The amount charged to expense related to this plan amounted to approximately $1.7 million, $1.7 million and $1.5 million for fiscal 2024, 2023 and 2022, respectively.

The Company maintains a non-contributory defined benefit pension plan (“UniFirst Plan”) covering employees at one of its locations. The benefits are based on years of service. The UniFirst Plan assets are invested in a Guaranteed Deposit Account (“GDA”) that is maintained and operated by a third-party investment manager. The amount charged to expense related to this plan amounted to approximately $0.2 million, $0.1 million and $0.1 million for fiscal 2024, 2023 and 2022, respectively.

Net periodic benefit cost other than service costs have been recorded in the accompanying Consolidated Statements of Income in other expense, net.

The components of net periodic benefit cost for fiscal 2024, 2023 and 2022 are as follows (in thousands):

	UniFirst Plan			SERP
	2024	2023	2022	2024	2023	2022
Service cost	$74	$73	$72	$405	$486	$919
Interest cost	159	147	104	1,255	1,191	928
Expected return on assets	(90)	(101)	(118)	—	—	—
Amortization of prior service cost	21	21	21	—	—	—
Amortization of actuarial (gain)/loss	—	—	—	(116)	—	—
Amortization of net loss	—	—	20	—	—	516
Other events	—	(12)	(10)	—	—	(855)
Net periodic benefit cost	$164	$128	$89	$1,544	$1,677	$1,508

The Company’s obligations and funded status as of August 31, 2024 and August 26, 2023 are as follows (in thousands):

	UniFirst Plan		SERP
	2024	2023	2024	2023
Change in benefit obligation:
Projected benefit obligation, beginning of year	$3,549	$3,837	$25,119	$27,562
Service cost	74	73	405	486
Interest cost	159	147	1,255	1,191
Actuarial gain	(28)	(220)	465	(2,811)
Benefits paid	(145)	(17)	(1,364)	(1,309)
Settlements/Curtailments	—	(271)	—	—
Projected benefit obligation, end of year	$3,609	$3,549	$25,880	$25,119

Change in plan assets:
Fair value of plan assets, beginning of year	$2,986	$3,300	$—	$—
Actual return on plan assets	20	(26)	—	—
Employer Contributions	247	—	—	—
Benefits paid	(145)	(17)	—	—
Settlements/Curtailments	—	(271)	—	—
Fair value of plan assets, end of year	$3,108	$2,986	$—	$—
Funded status (net amount recognized)	$(501)	$(563)	$(25,880)	$(25,119)

As of August 31, 2024 and August 26, 2023, the accumulated benefit obligations related to the UniFirst Plan were $3.6 million and $3.5 million, respectively. As of August 31, 2024 and August 26, 2023, the accumulated benefit obligations related to the SERP were $23.4 million and $22.5 million, respectively.

The amounts recorded on the Consolidated Balance Sheets as of August 31, 2024 and August 26, 2023 are as follows (in thousands):

	Pension Plans		SERP
	2024	2023	2024	2023
Deferred tax (liabilities) assets	$(10)	$(16)	$(750)	$(904)
Accrued liabilities	501	563	25,880	25,119
Accumulated other comprehensive income (loss)	30	46	2,200	2,628

As of August 31, 2024 and August 26, 2023, the amounts recognized in accumulated other comprehensive loss are as follows (in thousands):

	UniFirst Plan		SERP
	2024	2023	2024	2023
Net actuarial (loss) gain	$113	$156	$2,950	$3,531
Unrecognized prior service cost	(73)	(94)	—	—
Accumulated other comprehensive (loss) income	$40	$62	$2,950	$3,531

The weighted average assumptions used in calculating the Company’s projected benefit obligation as of August 31, 2024 and August 26, 2023 are as follows:

	UniFirst Plan		SERP
	2024	2023	2024	2023
Discount rate	4.8%	5.1%	4.9%	5.2%
Rate of compensation increase	N/A	N/A	5.0%	5.0%

The weighted average assumptions used in calculating the Company’s net periodic service cost for fiscal 2024, 2023 and 2022 are as follows:

	UniFirst Plan			SERP
	2024	2023	2022	2024	2023	2022
Discount rate	5.1%	4.3%	2.3%	5.2%	4.4%	2.6%
Expected return on plan assets	3.5%	3.5%	3.5%	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	5.0%	5.0%	5.0%

The benefit payments, which reflect expected future service, are expected to be paid for the five fiscal years subsequent to August 31, 2024 and five years thereafter are as follows (in thousands):

	UniFirst Plan	SERP
2025	$938	$1,612
2026	313	1,739
2027	135	1,737
2028	237	1,663
2029	304	1,784
2030-2034	1,682	17,345

Non-qualified Deferred Compensation Plan

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

The amounts for employee or employer contributions charged to expense related to the NQDC Plan for fiscal 2024, fiscal 2023 and fiscal 2022, were $0.8 million, $0.3 million and nominal, respectively.

The Company, at its discretion, may also elect to transfer funds to a trust account with the intention to fund the future liability. Total NQDC Plan assets were $3.3 million and $2.0 million as of August 31, 2024 and August 26, 2023, respectively, and are included within other long-term assets in the accompanying Consolidated Balance Sheets. Total NQDC Plan liabilities were $1.6 million and $0.5 million as of August 31, 2024 and August 26, 2023, respectively, and are included within current accrued liabilities in the accompanying Consolidated Balance Sheets.

Earnings and losses on contributions, based on these investment elections, are recorded as a component of compensation expense in the period earned and are included within other (income) expense, net.

8. Goodwill and Other Intangible Assets

When the Company acquires a business, the amount assigned to the tangible assets and liabilities and intangible assets acquired is based on their respective fair values determined as of the acquisition date. The excess of the purchase price over the tangible assets and liabilities and intangible assets is recorded as goodwill. The Company does not amortize goodwill, but it is reviewed annually or more frequently if certain indicators arise, for impairment. There were no impairment losses related to goodwill or intangible assets during fiscal 2024, 2023 and 2022.

The changes in the carrying amount of goodwill are as follows (in thousands):

Balance as of August 27, 2022	$457,259
Purchase price adjustments recorded during the period	190,777
Other	(136)
Balance as of August 26, 2023	$647,900
Purchase price adjustments recorded during the period	900
Other	50
Balance as of August 31, 2024	$648,850

As of August 31, 2024, the Company has allocated $637.4 million, $10.9 million and $0.6 million of goodwill to its U.S. and Canadian Rental and Cleaning, Specialty Garments and First Aid segments, respectively.

Intangible assets, net in the Company’s Consolidated Balance Sheets as of August 31, 2024 and August 26, 2023 are as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
August 31, 2024
Customer contracts	$314,446	$228,456	$85,990
Software	81,482	51,023	30,459
Other intangible assets	39,826	36,276	3,550
	$435,754	$315,755	$119,999
August 26, 2023
Customer contracts	$315,448	$211,996	$103,452
Software	80,538	45,117	35,421
Other intangible assets	43,598	36,853	6,745
	$439,584	$293,966	$145,618

Estimated amortization expense for the five fiscal years subsequent to August 31, 2024 and thereafter, based on intangible assets, net as of August 31, 2024 are as follows (in thousands):

2025	$21,991
2026	19,296
2027	15,388
2028	13,668
2029	12,003
Thereafter	37,653
Total estimated amortization expense	$119,999

9. Accrued Liabilities

Accrued liabilities in the Consolidated Balance Sheets as of August 31, 2024 and August 26, 2023 consists of the following (in thousands):

	August 31, 2024	August 26, 2023
Current liabilities:
Payroll and benefit related	$48,268	$41,015
Bonuses	24,045	19,893
Insurance related	32,003	34,343
Environmental related	14,197	13,835
Other	51,727	47,322
Total current liabilities	$170,240	$156,408

Long-term liabilities:
Benefit related	24,770	$24,174
Environmental related	17,057	16,194
Asset retirement obligations	17,929	16,471
Insurance related	63,645	64,843
Total long-term liabilities	$123,401	$121,682
Total accrued liabilities	$293,641	$278,090

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

A reconciliation of the Company’s asset retirement are as follows for fiscal 2024 and 2023 (in thousands):

Year ended	August 31, 2024	August 26, 2023
Beginning balance	$16,471	$15,274
Accretion expense	976	923
Effect of exchange rate changes	102	—
Costs incurred	(282)	—
Change in estimate	662	274
Ending balance	$17,929	$16,471

The Company’s asset retirement obligations are included in long-term accrued liabilities in the accompanying Consolidated Balance Sheet.

11. Commitments and Contingencies

Lease Commitments

The Company has operating leases for certain operating facilities, vehicles and equipment, which provide the right to use the underlying asset and require lease payments over the term of the lease. Each new contract is evaluated to determine if an arrangement contains a lease and whether that lease meets the classification criteria of a finance or operating lease. All identified leases are recorded on the Consolidated Balance Sheets with a corresponding operating lease right-of-use asset, net, representing the right to use the underlying asset for the lease term and the operating lease liabilities representing the obligation to make lease payments arising from the lease. Short-term operating leases, which have an initial term of twelve months or less, are not recorded on the Consolidated Balance Sheets.

Operating lease right-of-use assets, net and operating lease liabilities are recognized at the commencement date of the lease based on the present value of lease payments over the lease term and include options to extend or terminate the lease when they are reasonably certain to be exercised. The present value of lease payments is determined primarily by using the incremental borrowing rate based on the information available as of the lease commencement date. Lease expense for operating leases is recorded on a straight-line basis over the lease term and variable lease costs are recorded as incurred. Both lease expense and variable lease costs are primarily recorded in cost of revenues on the Company's Consolidated Statements of Income. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The following table presents the operating lease cost and information related to the operating lease right-of-use assets, net and operating lease liabilities for fiscal 2024, 2023 and 2022:

(In thousands, except lease term and discount rate)	2024	2023	2022
Lease cost:
Operating lease costs including short-term lease expense and variable lease costs, which were immaterial in the period	$25,866	$22,303	$20,284

Operating cash flow impacts:
Cash paid for amounts included in the measurement of operating lease liabilities	$20,083	$16,710	$15,123
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	$19,511	$23,076	$21,391
Operating lease right-of-use assets acquired in business combination	$—	$4,167	$—
Weighted average remaining lease term - operating leases	4.7	4.48	4.66
Weighted average discount rate - operating leases	4.74%	3.55%	2.24%

Total rent expense on all leases was $21.8 million, $18.4 million and $16.7 million for fiscal 2024, 2023 and 2022, respectively.

The contractual future minimum lease payments of the Company's operating lease liabilities by fiscal year as of August 31, 2024 are as follows (in thousands):

2025	$20,557
2026	17,307
2027	13,444
2028	9,787
2029	6,373
Thereafter	8,365
Total payments	75,833
Less interest	7,024
Total present value of lease payments	$68,809

Environmental and Legal Contingencies

The Company and its operations are subject to various federal, state and local laws and regulations governing, among other things, air emissions, wastewater discharges, and the generation, handling, storage, transportation, treatment and disposal of hazardous wastes and other substances. In particular, industrial laundries currently use and must properly dispose of detergent wastewater and other residues, and, in the past, used perchloroethylene and other dry-cleaning solvents. The Company is attentive to the environmental concerns surrounding the disposal of these materials and has, through the years, taken measures to avoid their improper disposal. The Company has settled, or contributed to the settlement of, past actions or claims brought against the Company relating to the disposal of hazardous materials at several sites and there can be no assurance that the Company will not have to expend material amounts to remediate the consequences of any such disposal in the future.

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

There is usually a range of reasonable estimates of the costs associated with each site. In accordance with U.S. GAAP, the Company’s accruals reflect the amount within the range that it believes is the best estimate or the low end of a range of estimates if no point within the range is a better estimate. Where it believes that both the amount of a particular liability and the timing of the payments are reliably determinable, the Company adjusts the cost in current dollars using a rate of 3% for inflation until the time of expected payment and discounts the cost to present value using current risk-free interest rates. As of August 31, 2024, the risk-free interest rates utilized by the Company ranged from 4.2% to 4.3%.

For environmental liabilities that have been discounted, the Company includes interest accretion, based on the effective interest method, in selling and administrative expenses on the accompanying Consolidated Statements of Income.

The changes to the Company’s environmental liabilities for fiscal 2024 and 2023 are as follows (in thousands):

Year ended	August 31, 2024	August 26, 2023
Beginning balance	$30,029	$32,191
Costs incurred for which reserves have been provided	(3,176)	(1,936)
Insurance proceeds	238	147
Interest accretion	1,264	1,036
Changes in discount rates	244	(2,446)
Revisions in estimates	2,656	1,037
Ending balance	$31,255	$30,029

Anticipated payments and insurance proceeds of currently identified environmental remediation liabilities as of August 31, 2024, for the next five fiscal years and thereafter, as measured in current dollars, are reflected below (in thousands):

Fiscal year ended August	2025	2026	2027	2028	2029	Thereafter	Total
Estimated costs—current dollars	$14,425	$2,836	$1,527	$1,280	$997	$15,047	$36,112
Estimated insurance proceeds	(180)	(195)	(159)	(173)	(9)	(230)	(946)
Net anticipated costs	$14,245	$2,641	$1,368	$1,107	$988	$14,817	$35,166
Effect of inflation							9,501
Effect of discounting							(13,412)
Balance as of August 31, 2024							$31,255

Estimated insurance proceeds are primarily obtained from an annuity received as part of a legal settlement with an insurance company. Annual proceeds of approximately $0.3 million are deposited into an escrow account which funds remediation and monitoring costs for two sites related to former operations in Williamstown, Vermont. Annual proceeds received but not expended in the current year accumulate in this account and may be used in future years for costs related to this site through the year 2027. As of August 31, 2024, the balance in this escrow account, which is held in a trust and is not recorded in the Company’s accompanying Consolidated Balance Sheets, was approximately $5.6 million. Also included in estimated insurance proceeds are amounts the Company is entitled to receive pursuant to legal settlements as reimbursements from three insurance companies for estimated costs at one of its sites.

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

In addition, in the fourth quarter of fiscal 2022, the Mexican federal tax authority issued a tax assessment on the Company’s subsidiary in Mexico for fiscal 2016 import taxes, value added taxes and custom processing fees of over $17.0 million, plus surcharges, fines and penalties of over $67.7 million for a total assessment of over $84.7 million. The Company challenged the validity of the tax assessment through an appeal process. In the first quarter of fiscal 2025, the Federal Tax Court in Mexico made a determination partially in its favor. Following the Federal Tax Court’s determination, the Company filed a constitutional action before the Federal Administrative Court. While the Company is unable to ascertain the ultimate outcome of this matter, based on the information currently available, the Company believes that a loss with respect to this matter is neither probable nor remote. Given the uncertainty associated with the ultimate resolution of this matter, the Company is unable to reasonably assess an estimate or range of estimates of any potential losses.

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

Other Contingent Liabilities

As security for certain agreements with the NRC and various state agencies related to the nuclear operations (see above) and certain insurance programs, the Company had standby irrevocable bank commercial letters of credit of $65.1 million and $66.5 million outstanding as of August 31, 2024 and August 26, 2023, respectively.

Non-cancellable purchase commitments for inventories, software, and services amounted to $91.2 million as of August 31, 2024, of which $58.4 million will be paid in less than 1 year, $21.1 million will be paid in 1 to 3 years, and the remaining will be paid in 3 to 5 years.

12. Share-based Compensation

The Company adopted an equity incentive plan (the “2023 Plan”) in October 2023 and reserved 375,000 shares of Common Stock for issuance under the 2023 Plan. The 2023 Plan, which was approved by the Company's shareholders in January 2024, replaced the Company’s 2010 stock incentive plan (the “2010 Plan”). Upon approval of the 2023 Plan by the Company’s shareholders, no further awards may be granted under the 2010 Plan. The 2023 Plan permits the award of incentive and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units and unrestricted stock (collectively referred to as “Share-Based Awards”) as well as dividend equivalent rights and cash-based awards. As of August 31, 2024, the number of remaining shares available for future grants under the 2023 Plan was 375,000. Share-based compensation expense, which includes expense related to Share-Based Awards, has been recorded in the accompanying Consolidated Statements of Income in selling and administrative expenses.

All Share-Based Awards issued to management were recommended to the Board of Directors by the Compensation Committee and approved by the Board of Directors. All Share-Based Awards issued to the Company’s non-employee members of the Board of Directors (the “Directors”) were recommended to the Board of Directors by the Compensation Committee and approved by the Board of Directors.

In fiscal 2024, a total of 1,475 shares of fully vested unrestricted stock were granted to non-employee Directors of the Company. In fiscal 2023, a total of 1,575 shares of fully vested unrestricted stock were granted to non-employee Directors of the Company. In fiscal 2022, a total of 1,025 shares of fully vested unrestricted stock were granted to certain non-employee Directors of the Company. Accordingly, compensation expense related to the unrestricted stock granted in each of fiscal 2024, 2023 and 2022 were recognized on the date of grant.

In fiscal 2024, the Company granted a total of 5,004 stock appreciation rights to the Company’s non-employee Directors. In fiscal 2023, the Company granted a total of 6,864 stock appreciation rights to the Company’s non-employee Directors. In fiscal 2022, the Company granted a total of 9,750 stock appreciation rights to the Company’s non-employee Directors. Such stock appreciation rights were fully vested upon grant, expire on the earlier of the eighth anniversary of the grant date or the second anniversary of the date that the Director ceases to be a member of the Board of Directors and must be settled in stock at the time of exercise. Accordingly, compensation expense related to the stock appreciation rights was recognized on the date of grant.

As of August 31, 2024, the total compensation cost not yet recognized related to non-vested Share-Based Awards was approximately $16.0 million. The weighted average period over which compensation cost for Share-Based Awards will be recognized is 3.02 years.

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

Time-based restricted stock units granted to employees generally vest 20% on each anniversary of the grant date over a five-year period. Generally, performance-based restricted stock units granted to employees are earned based on whether and the extent to which the Company achieves certain revenue and operating margin targets.

The fair value of each stock appreciation right is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used:

Year ended	2024	2023	2022
Risk-free interest rate	4.85%	3.97%	1.27%
Expected dividend yield	0.80%	0.62%	0.60%
Expected life (in years)	5.54	5.43	5.17
Expected volatility	29.4%	29.3%	28.4%

The weighted average fair value of Share-Based Awards granted in the form of stock appreciation rights during fiscal years 2024, 2023 and 2022 were $55.97, $60.38 and $51.25, respectively.

The following table summarizes the Share-Based Awards activity in the form of stock options and stock appreciation rights for fiscal 2024:

	Number of Shares	Weighted Average Exercise Price
Outstanding at August 26, 2023	347,617	$158.47
Granted	30,499	164.58
Expired	(655)	191.37
Exercised	(66,104)	132.74
Forfeited	(1,306)	177.96
Outstanding at August 31, 2024	310,051	$164.40

Exercisable at August 31, 2024	237,992	$159.53

The following table summarizes the Share-Based Awards activity in the form of restricted stock units for fiscal 2024:

	Number of Shares	Weighted Average Grant Price
Unvested balance at August 26, 2023	108,755	$184.60
Granted	58,653	164.60
Vested	(38,615)	183.98
Forfeited	(5,886)	176.29
Unvested balance at August 31, 2024	122,907	$175.65

13. Shareholders’ Equity

The Company has two classes of common stock: Common Stock and Class B Common Stock. Each share of Common Stock is entitled to one vote, is freely transferable, and is entitled to a cash dividend equal to 125% of any cash dividend paid on each share of Class B Common Stock. Each share of Class B Common Stock is entitled to ten votes and can be converted to Common Stock on a share-for-share basis. However, until converted to Common Stock, shares of Class B Common Stock are not freely transferable. During fiscal 2022, 17,000 shares of Class B Common Stock were converted to Common Stock. No such conversions occurred during each of fiscal 2024 and 2023.

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

On October 29, 2024, the Company’s Board of Directors declared increased quarterly cash dividends of $0.350 per share of Common Stock and $0.280 per share of Class B Common Stock, up from $0.33 and $0.264 per share, respectively. Both dividends are payable on January 3, 2025 to shareholders of record as of December 6, 2024. The amount and timing of any future dividend payment is subject to the approval of the Board of Directors each quarter.

During fiscal 2024, the Company repurchased 139,556 shares for an average price per share of $170.40. During fiscal 2023, the Company did not repurchase any shares. During fiscal 2022, the Company repurchased 213,419 shares for an average price per share of $179.98. As of August 31, 2024, there was $76.2 million remaining to repurchase outstanding shares of Common Stock under the existing program.

14. Accumulated Other Comprehensive Loss

The changes in each component of accumulated other comprehensive loss for fiscal 2024 and 2023 are as follows (in thousands):

	Foreign Currency Translation	Pension- related (1)	Derivative Financial Instruments (1)	Total Accumulated Other Comprehensive Loss
Balance as of August 27, 2022	$(24,803)	$452	$61	$(24,290)
Change during the year	(1,701)	2,130	100	529
Balance as of August 26, 2023	(26,504)	2,582	161	(23,761)
Change during the year	538	(348)	(73)	117
Balance as of August 31, 2024	$(25,966)	$2,234	$88	$(23,644)

(1)
Amounts are shown net of tax.

Amounts reclassified from accumulated other comprehensive loss, net of tax, for fiscal 2024 and 2023 are as follows (in thousands):

Year ended	2024	2023
Pension benefit liabilities, net:
Actuarial loss (gain) (a)	$(16)	$(16)
Total, net of tax	(16)	(16)
Derivative financial instruments, net:
Forward contracts loss (gain) (b)	88	93
Total, net of tax	88	93
Total amounts reclassified, net of tax	$72	$77

(a)
Amounts included in selling and administrative expenses in the accompanying Consolidated Statements of Income.
(b)
Amounts included in revenues in the accompanying Consolidated Statements of Income.

15. Segment Reporting

Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the chief operating decision-maker, or decision-making group, in making decisions on how to allocate resources and assess performance. The Company’s chief operating decision-maker is the Company’s Chief Executive Officer. The Company has six operating segments based on the information reviewed by its Chief Executive Officer: U.S. Rental and Cleaning, Canadian Rental and Cleaning, MFG, Specialty Garments, First Aid and Corporate. The U.S. Rental and Cleaning and Canadian Rental and Cleaning operating segments have been combined to form the U.S. and Canadian Rental and Cleaning reporting segment, and as a result, the Company has five reporting segments.

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

The Specialty Garments operating segment purchases, rents, cleans, delivers and sells, specialty garments and non-garment items primarily for nuclear and cleanroom applications and provides cleanroom cleaning services at certain customer locations. The First Aid operating segment sells first aid cabinet services and other safety supplies, provides certain safety training and maintains wholesale distribution and pill packaging operations for non-prescription medicines.

The Company refers to the U.S. and Canadian Rental and Cleaning, MFG, and Corporate reporting segments combined as its “Core Laundry Operations,” which is included as a subtotal in the following tables (in thousands):

	Year ended
	2024	2023	2022
Revenues:
U.S. and Canadian Rental and Cleaning	$2,083,059	$1,907,765	$1,733,088
MFG	315,159	297,752	281,112
Net intercompany MFG elimination	(315,159)	(297,752)	(281,112)
Corporate	55,889	53,424	37,414
Subtotal: Core Laundry Operations	2,138,948	1,961,189	1,770,502
Specialty Garments	182,212	177,034	152,885
First Aid	106,271	94,824	77,435
Total consolidated revenues	$2,427,431	$2,233,047	$2,000,822

Operating income (loss):
U.S. and Canadian Rental and Cleaning	$331,031	$293,171	$289,018
MFG	95,072	88,292	64,884
Net intercompany MFG elimination	(9,707)	(16,717)	236
Corporate	(272,962)	(266,080)	(243,428)
Subtotal: Core Laundry Operations	143,434	98,666	110,710
Specialty Garments	41,976	37,488	23,658
First Aid	(1,832)	(2,551)	(17)
Total consolidated operating income	$183,578	$133,603	$134,351

Other (income) expense:
Interest income, net	$(7,242)	$(6,738)	$(2,851)
Other expense, net	1,441	1,504	2,877
Total consolidated other (income) expense, net	$(5,801)	$(5,234)	$26
Total consolidated income before income taxes	$189,379	$138,837	$134,325

Depreciation and amortization:
U.S. and Canadian Rental and Cleaning	$105,525	$86,887	$75,876
MFG	1,996	2,135	2,251
Net intercompany MFG elimination	—	—	—
Corporate	26,070	25,255	24,075
Subtotal: Core Laundry Operations	133,591	114,277	102,202
Specialty Garments	4,398	4,020	4,097
First Aid	3,443	2,936	2,478
Total consolidated depreciation and amortization	$141,432	$121,233	$108,777

Capital Expenditures:
U.S. and Canadian Rental and Cleaning	$144,807	$159,058	$135,725
MFG	547	78	255
Net intercompany MFG elimination	—	—	—
Corporate	—	—	—
Subtotal: Core Laundry Operations	145,354	159,136	135,980
Specialty Garments	11,894	8,818	7,122
First Aid	3,169	4,037	1,217
Total consolidated capital expenditures	$160,417	$171,991	$144,319

Total Assets:
U.S. and Canadian Rental and Cleaning	$2,468,973	$2,347,895	$2,206,608
MFG	32,075	34,655	35,748
Net intercompany MFG elimination	—	—	—
Corporate	—	—	—
Subtotal: Core Laundry Operations	2,501,048	2,382,550	2,242,356
Specialty Garments	148,001	127,057	135,406
First Aid	47,364	60,368	50,210
Total consolidated assets	$2,696,413	$2,569,975	$2,427,972

The Company’s long-lived assets as of August 31, 2024 and August 26, 2023 and revenues and income before income taxes for fiscal 2024, 2023 and 2022 were attributed to the following countries (in thousands):

Long-lived assets as of:	August 31, 2024	August 26, 2023
U.S.	$1,696,273	$1,660,753
Europe, Canada, Mexico and Nicaragua (1)	84,463	69,104
Total	$1,780,736	$1,729,857

Revenues for fiscal years:	2024	2023	2022
U.S.	$2,237,295	$2,054,601	$1,831,089
Europe and Canada (1)	190,136	178,446	169,733
Total	$2,427,431	$2,233,047	$2,000,822

Income before income taxes for fiscal years:	2024	2023	2022
U.S.	$178,895	$129,997	$128,567
Europe, Canada, Mexico and Nicaragua (1)	10,484	8,840	5,758
Total	$189,379	$138,837	$134,325

(1)
No country other than the U.S. accounts for greater than 10% of total long-lived assets, revenues or income before income taxes.

16. Related Party

During fiscal 2024 and 2023, the Company recognized $1.5 million and $1.6 million, respectively, of revenue with a company for which one member of the Company's Board of Directors was an executive officer for such periods.

During fiscal 2024 and 2023, the Company recorded $2.1 million and $3.2 million, respectively, of expense with a company for which one member of the Company’s Board of Directors was an executive officer for a portion of such periods.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of UniFirst Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of UniFirst Corporation and subsidiaries (the “Company”) as of August 31, 2024 and August 26, 2023, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended August 31, 2024, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at August 31, 2024 and August 26, 2023, and the results of its operations and its cash flows for each of the three years in the period ended August 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of August 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated November 14, 2024 expressed an adverse opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Self-Insurance Accruals
Description of the Matter

As disclosed in Note 9, as of August 31, 2024, the Company had recognized current and long-term insurance related liabilities of $32.0 million and $63.6 million, respectively. As discussed in Note 1 to the Company’s consolidated financial statements, the Company is self-insured for certain obligations related to health, workers’ compensation, vehicles and general liability programs and judgments and estimates are used by the Company in determining the potential value associated with reported claims and for events that have occurred but have not been reported.

Auditing management’s estimate of the portion of the insurance related liabilities related to workers’ compensation, vehicles and general liability is highly judgmental due to the significant uncertainty in the potential values of reported claims and incurred but not reported claims and the application of significant management judgment in making those estimates. The reserve estimate is sensitive to assumptions used to estimate the liability for reported claims and to estimate the value of claims that have been incurred but have not been reported.

How We Addressed the Matter in Our Audit

To audit the self-insurance accrual, our procedures included, among others, testing of the significant inputs used in management’s analysis, performing transactional testing over the completeness and accuracy of claims data and vouching payments made to third parties. We also reviewed the Company’s contractual self-insured retentions, deductibles, and other coverage limits. Furthermore, we involved our actuarial specialists to assist in evaluating the significant assumptions and methodologies used by management to determine the estimate of the reserve. We then compared the Company’s estimate of the reserve amount to a range which our actuarial specialist developed based on independently selected assumptions.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002.

Boston, Massachusetts

November 14, 2024

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, solely as a result of the material weaknesses identified by management and described below, our disclosure controls and procedures were not effective to ensure that material information relating to the Company required to be disclosed by the Company in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in designing and evaluating the controls and procedures. We continue to review our disclosure controls and procedures, and our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Control over Financial Reporting

Except for the material weaknesses identified by management and described below, there were no changes in our internal control over financial reporting during the quarter ended August 31, 2024 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

We have retained Ernst & Young LLP, an independent registered public accounting firm, to audit our Consolidated Financial Statements found in this Annual Report on Form 10-K for the year ended August 31, 2024. We have made available to Ernst & Young LLP all of our financial records and related data in connection with their audit of our Consolidated Financial Statements.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has assessed the effectiveness of our internal control over financial reporting as of August 31, 2024. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control—Integrated Framework (2013 Framework). Management concluded that based on its assessment, our internal control over financial reporting was not effective as of August 31, 2024.

Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As disclosed in Part II, Item 9A of our Annual Report on Form 10-K for fiscal 2023, we previously identified a material weakness related to deficiencies in our manage change and manage access processes that were not designed and operating effectively. These deficiencies related to our CRM system and affected revenue and receivables as well as a group of legacy applications which affected revenue and receivables, supply inventory and merchandise in service. While we worked during fiscal 2024 to remediate the previously identified material weakness, we were unable to fully remediate the material weakness prior to the end of fiscal 2024 and also identified deficiencies within the manage change and manage access processes related to additional applications. The material weaknesses identified as of the end of fiscal 2024 include design and operating deficiencies in the manage change and manage access processes impacting all financially relevant business processes.

Consequently, our automated and manual business process controls that rely upon information from the IT systems were also deemed ineffective because they could have been adversely impacted.

Our independent registered accounting firm, Ernst & Young LLP has issued an adverse audit report on the effectiveness of our internal control over financial reporting as of August 31, 2024, which is included in Item 8 of this Annual Report on Form 10-K. As a result of the identification of the material weaknesses, and prior to filing this Annual Report, along with our auditors, we performed further analysis and completed additional procedures intended to ensure our consolidated financial statements for the years ended August 31, 2024 and August 26, 2023 fairly present in all material respects the financial condition, results of operations and cash flows of the Company and have been prepared in accordance with generally accepted accounting principles. Based on these procedures and analysis, and notwithstanding the material weaknesses in our internal control over financial reporting, our management has concluded that our consolidated financial statements and related notes thereto included in this Annual Report fairly present in all material respects the financial condition, results of operations and cash flows of the Company and have been prepared in accordance with generally accepted accounting principles. Our Chief Executive Officer and Chief Financial Officer have certified that, based on each such officer’s knowledge, the financial statements, as well as the other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Annual Report. Ernst & Young LLP has issued an unqualified opinion on our financial statements, which is included in Part IV of this Annual Report on Form 10-K.

Remediation

Our management is committed to maintaining a strong internal control environment. In response to the material weaknesses described above, management is continuing to take actions to remediate the material weaknesses in internal control over financial reporting.

The intended remediation actions include: (i) reassessing and redesigning our manage change and manage access processes and controls, (ii) enhancing oversight and involvement from our recently created business controls group, (iii) strengthening our internal policies related to ITGCs, (iv) enhancing training and awareness programs addressing ITGCs and policies, including further education of control owners regarding the principles and requirements of each control, (v) implementing an Identity and Access Management (IAM) system, which will provide enhanced control over the provisioning of user access management, and (vi) onboarding our new CITO during the first quarter of fiscal 2025, who will oversee and inform the remediation actions.

We believe that these actions, when fully implemented, will remediate the material weaknesses, however, as we continue to evaluate and improve the applicable controls, management may determine that additional remediation measures are required. The material weaknesses will not be considered remediated until applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Management is committed to successfully remediating the material weaknesses as promptly as possible.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of UniFirst Corporation

Opinion on Internal Control over Financial Reporting

We have audited UniFirst Corporation and subsidiaries’ internal control over financial reporting as of August 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). In our opinion, because of the effect of the material weaknesses described below on the achievement of the objectives of the control criteria, UniFirst Corporation (and subsidiaries) (the Company) has not maintained effective internal control over financial reporting as of August 31, 2024, based on the COSO criteria.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment. Management has identified material weaknesses related to ineffective information technology (“IT”) controls over user access and change management related to the IT systems that support all financially relevant business processes. Consequently, automated and IT dependent manual business process and transactional controls that are affected by the relevant IT systems were deemed ineffective.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of August 31, 2024 and August 26, 2023, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended August 31, 2024, and the related notes and the financial statement schedule listed in the Index at Item 15(a) of the Company. The material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the fiscal 2024 consolidated financial statements, and this report does not affect our report dated November 14, 2024, which expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Boston, Massachusetts

November 14, 2024

ITEM 9B. OTHER INFORMATION

On July 15, 2024, David Katz, Executive Vice President, Operations of the Company, adopted a trading arrangement for the sale of the Company’s Common Stock (the “Katz Trading Plan”) that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c). The Katz Trading Plan, which has a term expiring on October 1, 2025, provides for the sale of up to 2,667 shares of Common Stock pursuant to its terms.

On August 16, 2024, Steven S. Sintros, President and Chief Executive Officer of the Company, adopted a trading arrangement for the sale of the Company’s Common Stock (the “Sintros Trading Plan”) that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c). The Sintros Trading Plan, which has a term expiring on October 31, 2025, provides for the sale of up to 3,207 shares of Common Stock pursuant to its terms.

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

Information regarding our directors and executive officers required by this Item 10 will be included in our definitive Proxy Statement to be filed with the SEC for our 2025 Annual Meeting of Shareholders and is incorporated by reference into this Item 10. Certain information required by this Item 10 is set forth in Item 1 of this Annual Report on Form 10-K under the heading “Executive Officers”.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this Item 11 will be included in our definitive Proxy Statement to be filed with the SEC for our 2025 Annual Meeting of Shareholders and is incorporated by reference into this Item 11.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table sets forth information concerning our equity compensation plans as of August 31, 2024:

	Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities referenced in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	432,958	$164.41	375,000
Equity compensation plans not approved by security holders	—	N/A	—
Total	432,958		375,000

(1)
Includes shares of Common Stock issuable upon vesting of restricted stock units.
(2)
Restricted stock units are not included in the weighted average exercise price calculation because there is no exercise price associated with restricted stock units.

Information required by this Item 12 will be included in our definitive Proxy Statement to be filed with the SEC for our 2025 Annual Meeting of Shareholders and is incorporated by reference into this Item 12.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item 13 will be included in our definitive Proxy Statement to be filed with the SEC for our 2025 Annual Meeting of Shareholders and is incorporated by reference into this Item 13.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item 14 will be included in our definitive Proxy Statement to be filed with the SEC for our 2025 Annual Meeting of Shareholders and is incorporated by reference into this Item 14. Our independent public accounting firm is Ernst & Young LLP, New York, NY, PCAOB Auditor ID (PCAOB ID: 42).

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The financial statements listed below are filed as part of this report:

(1) and (2) FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES.

The items listed below are included under Item 8 of this Annual Report on Form 10-K:

Consolidated Statements of Income for each of the three years in the period ended August 31, 2024

Consolidated Statements of Comprehensive Income for each of the three years in the period ended August 31, 2024

Consolidated Balance Sheets as of August 31, 2024 and August 26, 2023

Consolidated Statements of Shareholders’ Equity for each of the three years in the period ended August 31, 2024

Consolidated Statements of Cash Flows for each of the three years in the period ended August 31, 2024

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

The items listed below are included under Item 9A of this Annual Report on Form 10-K:

Management’s Report on Internal Control Over Financial Reporting

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The following additional schedule is filed herewith:

Schedule II—Valuation and qualifying accounts and reserves for each of the three years in the period ended August 31, 2024

UniFirst Corporation and Subsidiaries

Schedule II—Valuation and qualifying accounts and reserves

(In thousands)	Balance at Beginning of Year	Charged to Costs and Expenses	Charges for Which Reserves Were Created or Deductions	Balance at End of Year
Reserves for Accounts Receivable
August 31, 2024	$6,276	$13,976	$(12,336)	$7,916
August 26, 2023	$5,930	$10,740	$(10,394)	$6,276
August 27, 2022	$6,843	$4,369	$(5,282)	$5,930

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

*10.23	Form of Stock Appreciation Right Award for employees (incorporated by reference to Exhibit 99.3 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on January 6, 2022)

*10.24	Form of Restricted Stock Unit Award for employees (incorporated by reference to Exhibit 99.4 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on January 6, 2022)

*10.25	Form of Stock Appreciation Right Award for Directors (incorporated by reference to Exhibit 99.5 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on January 6, 2022)

*10.36	UniFirst Corporation 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 12, 2024)

19.1	UniFirst Corporation Insider Trading Policy (filed herewith)

19.2	UniFirst Corporation Special Trading Procedures for Insiders (filed herewith)

21	List of Subsidiaries (filed herewith)

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm (filed herewith)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Steven S. Sintros (filed herewith)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Shane O’Connor (filed herewith)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (furnished herewith)

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

The following financial information from UniFirst Corporation Annual Report on Form 10-K for the fiscal year ended August 31, 2024 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements.

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

November 14, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Steven S. Sintros	President and Chief Executive Officer (Principal Executive Officer)	November 14, 2024
Steven S. Sintros

/s/ Shane O’Connor	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	November 14, 2024
Shane O’Connor

/s/ Cynthia Croatti	Director	November 14, 2024
Cynthia Croatti

/s/ Cecilia McKenney	Director	November 14, 2024
Cecilia McKenney

/s/ Michael Iandoli	Director	November 14, 2024
Michael Iandoli

/s/ Joseph Nowicki	Director	November 14, 2024
Joseph Nowicki

/s/ Sergio A. Pupkin	Director	November 14, 2024
Sergio A. Pupkin

/s/ Raymond C. Zemlin	Chairman of the Board of Directors	November 14, 2024
Raymond C. Zemlin