Form 10-Q
period 2024-11-30
UNIFIRST CORP
filed 2025-01-10
CIK 717954

u

United States

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2024

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

The number of outstanding shares of UniFirst Corporation Common Stock and Class B Common Stock as of January 2, 2025 were 15,007,187 and 3,558,435, respectively.

UniFirst Corporation

Quarterly Report on Form 10-Q

For the Thirteen Weeks Ended November 30, 2024

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Statements of Income

UniFirst Corporation and Subsidiaries

(Unaudited)

	Thirteen Weeks Ended
(In thousands, except per share data)	November 30, 2024	November 25, 2023
Revenues	$604,908	$593,525

Operating expenses:
Cost of revenues (1)	381,054	383,796
Selling and administrative expenses (1)	133,515	122,859
Depreciation and amortization	34,808	33,733
Total operating expenses	549,377	540,388
Operating income	55,531	53,137

Other (income) expense:
Interest income, net	(2,695)	(2,834)
Other expense, net	290	716
Total other income, net	(2,405)	(2,118)
Income before income taxes	57,936	55,255
Provision for income taxes	14,831	12,930
Net income	$43,105	$42,325

Income per share – Basic:
Common Stock	$2.41	$2.35
Class B Common Stock	$1.93	$1.88

Income per share – Diluted:
Common Stock	$2.31	$2.26

Income allocated to – Basic:
Common Stock	$36,213	$35,566
Class B Common Stock	$6,892	$6,759

Income allocated to – Diluted:
Common Stock	$43,105	$42,325

Weighted average shares outstanding – Basic:
Common Stock	15,012	15,111
Class B Common Stock	3,574	3,590

Weighted average shares outstanding – Diluted:
Common Stock	18,666	18,769
(1)
Exclusive of depreciation of the Company’s property, plant and equipment and amortization of its intangible assets.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income

UniFirst Corporation and Subsidiaries

(Unaudited)

	Thirteen Weeks Ended
(In thousands)	November 30, 2024	November 25, 2023
Net income	$43,105	$42,325
Other comprehensive loss:
Foreign currency translation adjustments	(4,936)	(151)
Change in fair value of derivatives, net of income taxes	41	(12)
Other comprehensive loss	(4,895)	(163)
Comprehensive income	$38,210	$42,162

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Balance Sheets

UniFirst Corporation and Subsidiaries

(Unaudited)

(In thousands, except share and par value data)	November 30, 2024	August 31, 2024
Assets
Current assets:
Cash and cash equivalents	$166,246	$161,571
Short-term investments	14,734	13,505
Receivables, less reserves of $7,805 and $7,916	281,542	278,851
Inventories	155,098	156,908
Rental merchandise in service	234,353	237,969
Prepaid taxes	7,608	14,893
Prepaid expenses and other current assets	56,816	51,979
Total current assets	916,397	915,676
Property, plant and equipment, net	802,571	801,612
Goodwill	649,890	648,850
Customer contracts, net	83,557	85,990
Other intangible assets, net	30,873	34,009
Deferred income taxes	804	833
Operating lease right-of-use assets, net	64,921	66,682
Other assets	152,739	142,761
Total assets	$2,701,752	$2,696,413
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$86,468	$92,509
Accrued liabilities	156,445	170,240
Accrued taxes	—	447
Operating lease liabilities, current	17,985	18,241
Total current liabilities	260,898	281,437
Accrued liabilities	122,597	123,401
Accrued and deferred income taxes	135,105	132,496
Operating lease liabilities	49,505	50,568
Total liabilities	568,105	587,902
Commitments and contingencies (Note 12)
Shareholders’ equity:
Preferred Stock, $1.00 par value; 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $0.10 par value; 30,000,000 shares authorized; 15,030,634 and 15,000,552 shares issued and outstanding as of November 30, 2024 and August 31, 2024, respectively	1,503	1,500
Class B Common Stock, $0.10 par value; 20,000,000 shares authorized; 3,558,435 and 3,590,295 shares issued and outstanding as of November 30, 2024 and August 31, 2024, respectively	356	359
Capital surplus	104,108	104,791
Retained earnings	2,056,219	2,025,505
Accumulated other comprehensive loss	(28,539)	(23,644)
Total shareholders’ equity	2,133,647	2,108,511
Total liabilities and shareholders’ equity	$2,701,752	$2,696,413

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Equity

UniFirst Corporation and Subsidiaries

(Unaudited)

(In thousands)	Common Shares	Class B Common Shares	Common Stock	Class B Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance, as of August 26, 2023	15,104	3,590	$1,510	$359	$99,303	$1,926,549	$(23,761)	$2,003,960
Net income	—	—	—	—	—	42,325	—	42,325
Change in fair value of derivatives (1)	—	—	—	—	—	—	(12)	(12)
Foreign currency translation	—	—	—	—	—	—	(151)	(151)
Dividends declared Common Stock ($0.33 per share)	—	—	—	—	—	(4,993)	—	(4,993)
Dividends declared Class B Common Stock ($0.264 per share)	—	—	—	—	—	(948)	—	(948)
Repurchase of Common Stock	(2)	—	—	—	(10)	(245)	—	(255)
Share-based compensation, net (2)	—	—	—	—	244	—	—	244
Share-based awards exercised, net (1)	26	—	3	—	—	—	—	3
Balance, as of November 25, 2023	15,128	3,590	$1,513	$359	$99,537	$1,962,688	$(23,924)	$2,040,173

(In thousands)	Common Shares	Class B Common Shares	Common Stock	Class B Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance, as of August 31, 2024	15,000	3,590	$1,500	$359	$104,791	$2,025,505	$(23,644)	$2,108,511
Net income	—	—	—	—	—	43,105	—	43,105
Change in fair value of derivatives (1)	—	—	—	—	—	—	41	41
Foreign currency translation	—	—	—	—	—	—	(4,936)	(4,936)
Dividends declared Common Stock ($0.350 per share)	—	—	—	—	—	(5,260)	—	(5,260)
Dividends declared Class B Common Stock ($0.280 per share)	—	—	—	—	—	(996)	—	(996)
Repurchase of Common Stock	(34)	—	(3)	—	(235)	(6,135)	—	(6,373)
Share-based compensation, net (2)	—	—	—	—	(448)	—	—	(448)
Share-based awards exercised, net (1)	33	—	3	—	—	—	—	3
Shares converted	32	(32)	3	(3)	—	—	—	—
Balance, as of November 30, 2024	15,031	3,558	1,503	356	104,108	2,056,219	(28,539)	2,133,647

(1)
These amounts are shown net of the effect of income taxes.
(2)
These amounts are shown net of any shares withheld by the Company to satisfy certain tax withholding obligations in connection with the vesting of certain restricted stock units.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statements of Cash Flows

UniFirst Corporation and Subsidiaries

(Unaudited)

Thirteen Weeks Ended (in thousands)	November 30, 2024	November 25, 2023
Cash flows from operating activities:
Net income	$43,105	$42,325
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization (1)	34,808	33,733
Share-based compensation	2,836	2,534
Accretion on environmental contingencies	320	316
Accretion on asset retirement obligations	57	233
Deferred income taxes	1,706	640
Other	106	79
Changes in assets and liabilities, net of acquisitions:
Receivables, less reserves	(3,606)	(20,413)
Inventories	1,761	(138)
Rental merchandise in service	2,762	(1,330)
Prepaid expenses and other current assets and Other assets	(8,618)	(9,692)
Accounts payable	(6,861)	(6,663)
Accrued liabilities	(18,196)	(6,172)
Prepaid and accrued income taxes	7,944	10,218
Net cash provided by operating activities	58,124	45,670

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(2,352)	—
Capital expenditures, including capitalization of software costs	(33,566)	(39,050)
Purchases of investments	(14,734)	(11,394)
Maturities of investments	13,039	10,217
Proceeds from sale of assets	153	606
Net cash used in investing activities	(37,460)	(39,621)

Cash flows from financing activities:
Proceeds from exercise of share-based awards	3	2
Taxes withheld and paid related to net share settlement of equity awards	(3,284)	(2,290)
Repurchase of Common Stock	(6,373)	(255)
Payment of cash dividends	(5,897)	(5,573)
Net cash used in financing activities	(15,551)	(8,116)

Effect of exchange rate changes	(438)	4

Net increase (decrease) in cash and cash equivalents	4,675	(2,063)
Cash and cash equivalents at beginning of period	161,571	79,443
Cash and cash equivalents at end of period	$166,246	$77,380

Supplemental disclosure of cash flow information:
Non-cash capital expenditures	$12,219	$7,606

(1)
Depreciation and amortization for the thirteen weeks ended November 30, 2024 and November 25, 2023 included approximately $4.2 million and $4.6 million, respectively, of non-cash amortization expense recognized for acquisition-related intangible assets.

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

It is suggested that these Consolidated Financial Statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2024. There have been no material changes in the accounting policies followed by the Company during the current fiscal year other than with respect to the recent accounting pronouncements discussed in Note 2, “Recent Accounting Pronouncements”. Results for an interim period are not indicative of any future interim periods or for an entire fiscal year.

2. Recent Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which updates reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The amendments are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating this ASU to determine its impact on the Company’s disclosures.

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

In November 2024, the Financial Accounting Standards Board (“FASB”) issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures. The ASU requires a public business entity to provide disaggregated disclosures of certain categories of expenses on an annual and interim basis including purchases of inventory, employee compensation, depreciation, and intangible asset amortization for each income statement line item that contains those expenses. This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating this ASU to determine its impact on the Company’s disclosures.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the SEC have not had, or are not believed by management to have, a material impact on the Company’s present or future financial statements.

3. Revenue Recognition

The following table presents the Company’s revenues for the thirteen weeks ended November 30, 2024 and November 25, 2023, respectively, disaggregated by service type:

	Thirteen Weeks Ended
	November 30, 2024		November 25, 2023
(In thousands, except percentages)	Revenues	% of Revenues	Revenues	% of Revenues
Core Laundry Operations	$532,743	88.1%	$523,989	88.3%
Specialty Garments	45,943	7.6%	44,669	7.5%
First Aid	26,222	4.3%	24,867	4.2%
Total revenues	$604,908	100.0%	$593,525	100.0%

See Note 16, “Segment Reporting” for additional details of segment definitions.

Revenue Recognition Policy

During the thirteen weeks ended November 30, 2024 and November 25, 2023, approximately 84.3% and 84.4%, respectively, of the Company’s revenues were derived from fees for route servicing of the Core Laundry Operations, Specialty Garments, and First Aid segments performed by the Company’s employees at each customer’s location of business. Revenues from the Company’s route servicing customer contracts represent a single performance obligation. The Company recognizes these revenues over time as services are performed based on the nature of services provided and contractual rates (input method). Certain of the Company’s customer contracts, primarily within the Company’s Core Laundry Operations, include pricing terms and conditions that include components of variable consideration. The variable consideration is typically in the form of consideration due to customer-based performance metrics specified within the contract. Specifically, some contracts contain discounts or rebates that the customer can earn through the achievement of specified volume levels. Each component of variable consideration is earned based on the Company’s actual performance during the measurement period specified within the contract. To determine the transaction price, the Company estimates the variable consideration using the most likely amount method, based on the specific contract provisions and known performance results during the relevant measurement period.

When determining if variable consideration should be constrained, the Company considers whether factors outside its control could result in a significant reversal of revenue. In making these assessments, the Company considers the likelihood and magnitude of a potential reversal. The Company’s performance period generally corresponds with the monthly invoice period. No significant constraints on the Company’s revenue recognition were applied during the thirteen weeks ended November 30, 2024 and November 25, 2023. The Company reassesses these estimates during each reporting period.

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

The Company is exposed to credit losses primarily through its accounts receivables. Accounts receivable represents amounts due from customers and is presented net of reserves for expected credit losses. The Company utilizes its judgment and estimates are used in determining the collectability of accounts receivable and evaluating the adequacy of the reserve for expected credit losses. The Company considers specific accounts receivable and historical credit loss experience, customer credit worthiness, current economic trends and the age of outstanding balances as part of its evaluation. When an account is considered uncollectible, it is written off against the reserve for expected credit losses.

The following table presents the change in the allowance for credit losses, which is included in Receivables, net of reserves on the Consolidated Balance Sheets as of November 30, 2024 are as follows:

(In thousands)	November 30, 2024
Beginning balance	$7,916
Current period provision	1,716
Write-offs and other	(1,827)
Ending balance	$7,805

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

The following table presents deferred commissions on the Company's Consolidated Balance Sheets as of November 30, 2024 and August 31, 2024 are as follows:

(in thousands)	November 30, 2024	August 31, 2024
Prepaid expenses and other current assets	$18,528	$18,079
Other assets	81,234	78,856

The following table presents the Company's amortization expense related to deferred commissions on the Consolidated Statements of Income for the thirteen weeks ended November 30, 2024 and November 25, 2023 are as follows:

	Thirteen Weeks Ended
(in thousands)	November 30, 2024	November 25, 2023
Selling and administrative expenses	$4,773	$4,300

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

During the thirteen weeks ended November 30, 2024, the Company completed three business acquisitions with an aggregate purchase price of approximately $2.8 million, which was primarily assigned to goodwill and intangible assets. Tangible assets acquired primarily relate to inventory and property, plant and equipment. The results of operations of these acquisitions have been included in the Company’s consolidated financial results since their respective acquisition dates. These acquisitions were not significant in relation to the Company’s consolidated financial results and, therefore, pro forma financial information has not been presented.

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

The assets or liabilities measured at fair value on a recurring basis are summarized in the tables below (in thousands):

	November 30, 2024				August 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Short-term investments	$—	$14,734	$—	$14,734	$—	$13,505	$—	$13,505
Pension plan assets	—	3,170	—	3,170	—	3,108	—	3,108
Non-qualified deferred compensation plan assets	—	3,568	—	3,568	—	3,295	—	3,295
Foreign currency forward contracts	—	172	—	172	—	117	—	117
Total assets at fair value	$—	$21,644	$—	$21,644	$—	$20,025	$—	$20,025
Liabilities:
Non-qualified deferred compensation plan liability	$—	$1,989	$—	$1,989	$—	$1,605	$—	$1,605
Total liabilities at fair value	$—	$1,989	$—	$1,989	$—	$1,605	$—	$1,605

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

The Company’s foreign currency forward contracts represent contracts the Company has entered into to exchange Canadian dollars for U.S. dollars at fixed exchange rates in order to manage its exposure related to certain forecasted Canadian dollar denominated sales of one of its subsidiaries. These contracts are included in prepaid expenses and other current assets and other long-term assets as of November 30, 2024 and August 31, 2024. The fair value of the forward contracts is based on similar exchange-traded derivatives and is, therefore, included within Level 2 of the fair value hierarchy.

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

As of November 30, 2024, the Company had forward contracts with a notional value of approximately 3.2 million CAD outstanding and recorded the fair value of the contracts of $0.2 million, in prepaid expenses and other current assets with a corresponding gain of $0.1 million in accumulated other comprehensive loss, which was recorded net of tax. During the thirteen weeks ended November 30, 2024, the Company reclassified a nominal amount from accumulated other comprehensive loss to revenue related to the derivative financial instruments. The gain on these forward contracts that resulted in a decrease to accumulated other comprehensive loss as of November 30, 2024 is expected to be reclassified to revenues prior to their maturity on August 29, 2026.

7. Employee Benefit Plans

Defined Contribution Retirement Savings Plan

The Company has a defined contribution retirement savings plan with a 401(k) feature for all eligible U.S. and Canadian employees not under collective bargaining agreements. The Company matches a portion of the employee’s contribution and may make an additional contribution at its discretion. Contributions charged to expense under the plan for the thirteen weeks ended November 30, 2024 and November 25, 2023 were $4.1 million and $4.6 million, respectively.

Pension Plan and Supplemental Executive Retirement Plan

The Company accounts for its pension plan and Supplemental Executive Retirement Plan on an accrual basis over certain employees’ estimated service periods.

The Company maintains an unfunded Supplemental Executive Retirement Plan for certain eligible employees of the Company and one frozen non-contributory defined benefit pension plan. The amounts charged to expense related to these plans were $0.4 million for each of the thirteen weeks ended November 30, 2024 and November 25, 2023.

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

The amounts for employee or employer contributions charged to expense related to the NQDC Plan for the thirteen weeks ended November 30, 2024 and November 25, 2023 were $0.3 million and $0.2 million, respectively.

The Company, at its discretion, may also elect to transfer funds to a trust account with the intention to fund the future liability. Total NQDC Plan assets were $3.6 million and $3.3 million as of November 30, 2024 and August 31, 2024, respectively, and are included within other long-term assets in the accompanying Consolidated Balance Sheets. Total NQDC Plan liabilities were $2.0 million and $1.6 million as of November 30, 2024 and August 31, 2024, respectively, and are included within current accrued liabilities in the accompanying Consolidated Balance Sheets.

Earnings and losses on contributions, based on these investment elections, are recorded as a component of compensation expense in the period earned and are included within other (income) expense, net. For the thirteen weeks ended November 30, 2024, the recorded income was $0.1 million. No amount was recorded for the thirteen weeks ended November 25, 2023.

8. Income Per Share

The Company calculates income per share by allocating income to its unvested participating securities as part of its income per share calculations. The following table sets forth the computation of basic income per share using the two-class method for amounts attributable to the Company’s shares of Common Stock and Class B Common Stock (in thousands, except per share data):

	Thirteen Weeks Ended
	November 30, 2024	November 25, 2023
Net income available to shareholders	$43,105	$42,325
Allocation of net income for Basic:
Common Stock	$36,213	$35,566
Class B Common Stock	6,892	6,759
	$43,105	$42,325
Weighted average number of shares for Basic:
Common Stock	15,012	15,111
Class B Common Stock	3,574	3,590
	18,586	18,702
Income per share for Basic:
Common Stock	$2.41	$2.35
Class B Common Stock	$1.93	$1.88

The Company is required to calculate diluted income per share for Common Stock using the more dilutive of the following two methods:

•
The treasury stock method; or
•
The two-class method assuming a participating security is not exercised or converted.

For the thirteen weeks ended November 30, 2024 and November 25, 2023, the Company’s diluted income per share assumes the conversion of all vested Class B Common Stock into Common Stock and uses the two-class method for its unvested participating shares. The following tables set forth the computation of diluted income per share of Common Stock for the thirteen weeks ended November 30, 2024 and November 25, 2023 (in thousands, except per share data):

	Thirteen Weeks Ended November 30, 2024
	Earnings to Common Shareholders	Common Shares	Income Per Share
As reported - Basic	$36,213	15,012	$2.41
Add: effect of dilutive potential common shares
Share-Based Awards	—	80
Class B Common Stock	6,892	3,574
As reported – Diluted	$43,105	18,666	$2.31

	Thirteen Weeks Ended November 25, 2023
	Earnings to Common Shareholders	Common Shares	Income Per Share
As reported - Basic	$35,566	15,111	$2.35
Add: effect of dilutive potential common shares
Share-Based Awards	—	68
Class B Common Stock	6,759	3,590
As reported – Diluted	$42,325	18,769	$2.26

Share-based awards that would result in the issuance of 34,483 and 67,845 shares of Common Stock were excluded from the calculation of diluted income per share for the thirteen weeks ended November 30, 2024 and November 25, 2023, respectively, because they were anti-dilutive.

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

The components of inventory as of November 30, 2024 and August 31, 2024 are as follows (in thousands):

	November 30, 2024	August 31, 2024
Raw materials	$20,046	$22,164
Work in process	3,021	2,832
Finished goods	132,031	131,912
Total inventories	$155,098	$156,908

10. Goodwill and Other Intangible Assets

When the Company acquires a business, the amount assigned to the tangible assets and liabilities and intangible assets acquired is based on their respective fair values determined as of the acquisition date. The excess of the purchase price over the tangible assets and liabilities and intangible assets is recorded as goodwill.

The changes in the carrying amount of goodwill are as follows (in thousands):

Balance as of August 31, 2024	$648,850
Goodwill recorded during the period	1,223
Other	(183)
Balance as of November 30, 2024	$649,890

Intangible assets, net in the Company’s Consolidated Balance Sheets are as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
November 30, 2024
Customer contracts	$315,632	$232,075	$83,557
Software	79,105	51,331	27,774
Other intangible assets	39,755	36,656	3,099
	$434,492	$320,062	$114,430

August 31, 2024
Customer contracts	$314,446	$228,456	$85,990
Software	81,482	51,023	30,459
Other intangible assets	39,826	36,276	3,550
	$435,754	$315,755	$119,999

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

A reconciliation of the Company’s asset retirement liability for the thirteen weeks ended November 30, 2024 was as follows (in thousands):

November 30, 2024
Balance as of August 31, 2024	$17,929
Accretion expense	57
Effect of exchange rate changes	(191)
Change in estimate	(953)
Balance as of November 30, 2024	$16,842

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

The following table presents the operating lease cost and information related to the operating lease right-of-use assets, net and operating lease liabilities for the thirteen weeks ended November 30, 2024:

(In thousands, except lease term and discount rate)
Lease cost:
Operating lease costs including short-term lease expense and variable lease costs, both of which were immaterial in the period	$6,960

Operating cash flow impacts:
Cash paid for amounts included in the measurement of operating lease liabilities	$5,202
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	$2,926
Weighted-average remaining lease term - operating leases	4.60
Weighted-average discount rate - operating leases	4.91%

The contractual future minimum lease payments of the Company’s operating lease liabilities by fiscal year as of November 30, 2024 are as follows (in thousands):

2025 (remaining nine months)	$15,894
2026	17,864
2027	13,944
2028	10,236
2029	7,110
Thereafter	9,614
Total payments	74,662
Less interest	(7,172)
Total present value of lease payments	$67,490

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

The Company has accrued certain costs related to certain sites, including but not limited to, sites in Woburn and Somerville, Massachusetts, as it has been determined that the costs are probable and can be reasonably estimated. The Company, together with multiple other companies, is party to a consent decree related to the Company’s property and parcels of land (the “Central Area”) at a site in Woburn, Massachusetts. The United States Environmental Protection Agency (the “EPA”) has provided the Company and other signatories to the consent decree with comments on the design and implementation of groundwater and soil remedies at the Woburn site and investigation of environmental conditions in the Central Area. The consent decree does not address any remediation work that may be required in the Central Area. The Company, together with other signatories, has implemented and proposed to do additional work at the Woburn site but many of the EPA’s comments remain to be resolved. The Company has accrued costs to perform certain work responsive to the EPA’s comments. Additionally, the Company has implemented mitigation measures and continues to monitor environmental conditions at a site in Somerville, Massachusetts. The Company has agreed to undertake additional actions responsive to a notice of audit findings from the Massachusetts Department of Environmental Protection concerning a regulatory submittal that the Company made in 2009 for a portion of the site. The Company received in December 2024 an additional notice related to the scope of its ongoing environmental work at the Somerville site, and additional actions responsive to this notice may follow. The Company has received demands from the local transit authority for reimbursement of certain costs associated with its construction of a new municipal transit station in the area of the Somerville site. This station was part of an extension of the local transit system. The Company has reserved for costs in connection with this matter; however, in light of the uncertainties associated with this matter, these costs and the related reserve may change.

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

There is usually a range of reasonable estimates of the costs associated with each site. In accordance with U.S. GAAP, the Company’s accruals reflect the amount within the range that it believes is the best estimate or the low end of a range of estimates if no point within the range is a better estimate. Where it believes that both the amount of a particular liability and the timing of the payments are reliably determinable, the Company adjusts the cost in current dollars using a rate of 3% for inflation until the time of expected payment and discounts the cost to present value using current risk-free interest rates. As of November 30, 2024, the risk-free interest rates utilized by the Company ranged from 4.36% to 4.45%.

For environmental liabilities that have been discounted, the Company includes interest accretion, based on the effective interest method, in selling and administrative expenses on the accompanying Consolidated Statements of Income.

The changes to the Company’s environmental liabilities for the thirteen weeks ended November 30, 2024 are as follows (in thousands):

November 30, 2024
Balance as of August 31, 2024	$31,255
Costs incurred for which reserves have been provided	(714)
Insurance proceeds	76
Interest accretion	320
Changes in discount rates	(337)
Revisions in estimates	765
Balance as of November 30, 2024	$31,365

Anticipated payments and insurance proceeds of currently identified environmental remediation liabilities as of November 30, 2024, for the next five fiscal years and thereafter, as measured in current dollars, are reflected below (in thousands):

	2025	2026	2027	2028	2029	Thereafter	Total
Estimated costs – current dollars	$13,767	$2,836	$1,527	$1,280	$997	$15,047	$35,454
Estimated insurance proceeds	(180)	(195)	(159)	(173)	(9)	(230)	(946)
Net anticipated costs	$13,587	$2,641	$1,368	$1,107	$988	$14,817	$34,508
Effect of inflation							9,821
Effect of discounting							(12,964)
Balance as of November 30, 2024							$31,365

Estimated insurance proceeds are primarily obtained from an annuity received as part of a legal settlement with an insurance company. Annual proceeds of approximately $0.3 million are deposited into an escrow account which funds remediation and monitoring costs for two sites related to former operations in Williamstown, Vermont. Annual proceeds received but not expended in the current year accumulate in this account and may be used in future years for costs related to this site through the year 2027. As of November 30, 2024, the balance in this escrow account, which is held in a trust and is not recorded in the Company’s accompanying Consolidated Balance Sheets, was approximately $5.6 million. Also included in estimated insurance proceeds are amounts the Company is entitled to receive pursuant to legal settlements as reimbursements from three insurance companies for estimated costs at one of its sites.

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

In addition, in the fourth quarter of fiscal 2022, the Mexican federal tax authority issued a tax assessment on the Company’s subsidiary in Mexico for fiscal 2016 import taxes, value added taxes and custom processing fees of over $17.0 million, plus surcharges, fines and penalties of over $67.7 million for a total assessment of over $84.7 million. The Company challenged the validity of the tax assessment through an appeal process. In the first quarter of fiscal 2025, the Federal Tax Court in Mexico made a determination partially in the Company's favor. Following the Federal Tax Court’s determination, the Company filed a constitutional action before the Federal Administrative Court. In addition, the federal tax authority appealed the determination of the Federal Tax Court. While the Company is unable to ascertain the ultimate outcome of this matter, based on the information currently available, the Company believes that a loss with respect to this matter is neither probable nor remote. Given the uncertainty associated with the ultimate resolution of this matter, the Company is unable to reasonably assess an estimate or range of estimates of any potential losses.

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

Effective tax rate

The Company’s effective tax rate for the thirteen weeks ended November 30, 2024 was 25.6% as compared to 23.4% for the corresponding period in the prior year. The increase in the effective tax rate for the thirteen weeks ended November 30, 2024 as compared to the corresponding periods in the prior year was due primarily to the Company's favorable adjustments to tax reserves during the corresponding prior period.

Uncertain tax positions

The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense, which is consistent with the recognition of these items in prior reporting periods. During the thirteen weeks ended November 30, 2024, there was a net increase in unrecognized tax position of $1.0 million related to existing reserves.

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

On March 9, 2023, the Company exercised the accordion feature of the Credit Agreement pursuant to an amendment to the Credit Agreement. The exercise of the accordion feature increased the aggregate commitments under the Credit Agreement by $100.0 million, for a total aggregate commitment of up to $275.0 million. In addition, the amendment provided for the replacement of LIBOR with Secured Overnight Financing Rate (“SOFR”) such that borrowings are based on, at the Company’s election, the SOFR rate or a base rate, plus in each case a spread based on the Company’s consolidated funded debt ratio. The amendment also refreshed the accordion feature, so that, provided there is no default or event of default under the Credit Agreement and the Company is in compliance with its financial covenants on a pro forma basis, the Company may request an increase in the aggregate commitments under the Credit Agreement (in the form of revolving or term tranches) of up to an additional $100.0 million, for a total aggregate commitment of up to $375.0 million. Availability of credit requires compliance with certain financial and other covenants, including a maximum consolidated funded debt ratio and minimum consolidated interest coverage ratio as defined in the Credit Agreement. The Company evaluates its compliance with these financial covenants on a fiscal quarterly basis. As of November 30, 2024, the interest rates applicable to the Company’s borrowings under the Credit Agreement would be calculated as SOFR plus 1.00% at the time of the respective borrowing.

As of November 30, 2024, the Company had no outstanding borrowings and had outstanding letters of credit amounting to $75.8 million, leaving $199.2 million available for borrowing under the Credit Agreement.

As of November 30, 2024, the Company was in compliance with all covenants under the Credit Agreement.

15. Accumulated Other Comprehensive Loss

The changes in each component of accumulated other comprehensive loss, net of tax, for the thirteen weeks ended November 30, 2024 and November 25, 2023 are as follows (in thousands):

	Thirteen Weeks Ended November 30, 2024
	Foreign Currency Translation	Pension- related (1)	Derivative Financial Instruments (1)	Total Accumulated Other Comprehensive Loss
Balance as of August 31, 2024	$(25,966)	$2,234	$88	$(23,644)
Other comprehensive (loss) income before reclassification	(4,936)	—	72	(4,864)
Amounts reclassified from accumulated other comprehensive loss	—	—	(31)	(31)
Net current period other comprehensive (loss) income	(4,936)	—	41	(4,895)
Balance as of November 30, 2024	$(30,902)	$2,234	$129	$(28,539)

	Thirteen Weeks Ended November 25, 2023
	Foreign Currency Translation	Pension- related (1)	Derivative Financial Instruments (1)	Total Accumulated Other Comprehensive Loss
Balance as of August 26, 2023	$(26,504)	$2,582	$161	$(23,761)
Other comprehensive (loss) income before reclassification	(151)	—	12	(139)
Amounts reclassified from accumulated other comprehensive loss	—	—	(24)	(24)
Net current period other comprehensive loss	(151)	—	(12)	(163)
Balance as of November 25, 2023	$(26,655)	$2,582	$149	$(23,924)

(1)
Amounts are shown net of tax

Amounts reclassified from accumulated other comprehensive loss, net of tax, for the thirteen weeks ended November 30, 2024 and November 25, 2023 are as follows (in thousands):

	Thirteen Weeks Ended
	November 30, 2024	November 25, 2023
Derivative financial instruments, net:
Forward contracts (a)	$(31)	$(24)
Total, net of tax	(31)	(24)

Total amounts reclassified, net of tax	$(31)	$(24)

(a)
Amounts included in revenues in the accompanying Consolidated Statements of Income.

16. Segment Reporting

Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the chief operating decision-maker, or decision-making group, in making decisions on how to allocate resources and assess performance. The Company’s chief operating decision maker is the Company’s Chief Executive Officer. The Company has six operating segments based on the information reviewed by its Chief Executive Officer: U.S. Rental and Cleaning, Canadian Rental and Cleaning, Manufacturing (“MFG”), Specialty Garments, First Aid and Corporate. The U.S. Rental and Cleaning and Canadian Rental and Cleaning operating segments have been combined to form the U.S. and Canadian Rental and Cleaning reporting segment, and as a result, the Company has five reporting segments.

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

The Company refers to the U.S. and Canadian Rental and Cleaning, MFG, and Corporate reporting segments combined as its “Core Laundry Operations,” which is included as a subtotal in the following table (in thousands):

	Thirteen Weeks Ended
	November 30, 2024	November 25, 2023
Revenues:
U.S. and Canadian Rental and Cleaning	$520,293	$510,942
MFG	77,184	85,039
Net intercompany MFG elimination	(77,184)	(85,039)
Corporate	12,450	13,047
Subtotal: Core Laundry Operations	532,743	523,989
Specialty Garments	45,943	44,669
First Aid	26,222	24,867
Total consolidated revenues	$604,908	$593,525

Operating income (loss):
U.S. and Canadian Rental and Cleaning	$91,396	$85,646
MFG	25,801	24,941
Net intercompany MFG elimination	(3,985)	(4,481)
Corporate	(70,189)	(64,015)
Subtotal: Core Laundry Operations	43,023	42,091
Specialty Garments	12,167	12,117
First Aid	341	(1,071)
Total consolidated operating income	$55,531	$53,137

Other (income) expense:
Interest income, net	$(2,695)	$(2,834)
Other expense, net	290	716
Total consolidated other income, net	$(2,405)	$(2,118)
Total consolidated income before income taxes	$57,936	$55,255

17. Shares Repurchased and Dividends

The Company has two classes of common stock: Common Stock and Class B Common Stock. Each share of Common Stock is entitled to one vote, is freely transferable, and is entitled to a cash dividend equal to 125% of any cash dividend paid on each share of Class B Common Stock. Each share of Class B Common Stock is entitled to ten votes and can be converted to Common Stock on a share-for-share basis. However, until converted to Common Stock, shares of Class B Common Stock are not freely transferable. During the thirteen weeks ended November 30, 2024, 31,860 shares of Class B Common Stock were converted to Common Stock. No such conversions occurred during the thirteen weeks ended November 25, 2023.

On October 29, 2024, the Company’s Board of Directors declared increased quarterly cash dividends of $0.350 per share of Common Stock and $0.280 per share of Class B Common Stock, up from $0.33 and $0.264 per share, respectively. Such dividends were paid on January 3, 2025 to shareholders of record on December 6, 2024. The amount and timing of any future dividend payment is subject to the approval of the Company’s Board of Directors each quarter.

On October 24, 2023, the Company’s Board of Directors authorized a new share repurchase program to repurchase from time to time up to $100.0 million of its outstanding shares of Common Stock, inclusive of the amount which remained available under the existing share repurchase program approved in 2021. Repurchases from time to time under the new program, if any, will be made in either the open market or in privately negotiated transactions. The timing, manner, price and amount of any repurchases will depend on a variety of factors, including economic and market conditions, the Company stock price, corporate liquidity requirements and priorities, applicable legal requirements and other factors. The share repurchase program has been funded to date with the Company’s available cash and will be funded in the future using the Company’s available cash or capacity under its Credit Agreement and may be suspended or discontinued at any time.

During the thirteen weeks ended November 30, 2024 and November 25, 2023, the Company repurchased 33,605 and 1,500 shares, respectively, for an average price per share of $189.64 and $170.07, respectively, under the share repurchase program. As of November 30, 2024, the Company had $69.8 million remaining to repurchase shares under the share repurchase program.

18. Related Party

During the thirteen weeks ended November 30, 2024, the Company recognized $0.4 million, of revenue with a company for which a member of the Company's Board of Directors served as senior officer throughout such periods.

During the thirteen weeks ended November 25, 2023, the Company recorded $1.3 million of expense with a company for which one member of the Company’s Board of Directors was an executive officer for a portion of such periods. Such member of the Board of Directors is no longer an executive officer of the company, and as a result, no such expenses were recorded during the thirteen weeks ended November 30, 2024.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and any documents incorporated by reference may contain forward-looking statements within the meaning of the federal securities laws. Forward-looking statements contained in this Quarterly Report on Form 10-Q and any documents incorporated by reference are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words such as “estimates,” “anticipates,” “projects,” “plans,” “expects,” “intends,” “believes,” “seeks,” “could,” “should,” “may,” “will,” “strategy,” “objective,” “assume,” “strive,” “design,” “assumption,” “vision” or the negative versions thereof, and similar expressions and by the context in which they are used. Such forward-looking statements are based upon our current expectations and speak only as of the date made. Such statements are highly dependent upon a variety of risks, uncertainties and other important factors that could cause actual results to differ materially from those reflected in such forward-looking statements. Such factors include, but are not limited to, uncertainties caused by an economic recession or other adverse economic conditions, including, without limitation, as a result of elevated inflation or interest rates or extraordinary events or circumstances such as geopolitical conflicts like the conflict between Russia and Ukraine and disruption in the Middle East, and their impact on our customers’ businesses and workforce levels, disruptions of our business and operations, including limitations on, or closures of, our facilities, or the business and operations of our customers or suppliers in connection with extraordinary events or circumstances, uncertainties regarding our ability to consummate acquisitions and successfully integrate acquired businesses, and the performance of such businesses, uncertainties regarding any existing or newly-discovered expenses and liabilities related to environmental compliance and remediation, any adverse outcome of pending or future contingencies or claims, our ability to compete successfully without any significant degradation in our margin rates, seasonal and quarterly fluctuations in business levels, our ability to preserve positive labor relationships and avoid becoming the target of corporate labor unionization campaigns that could disrupt our business, the effect of currency fluctuations on our results of operations and financial condition, our dependence on third parties to supply us with raw materials, which such supply could be severely disrupted as a result of extraordinary events or circumstances such as the conflict between Russia and Ukraine, any loss of key management or other personnel, increased costs as a result of any changes in federal, state, international or other laws, rules and regulations or governmental interpretation of such laws, rules and regulations, uncertainties regarding, or adverse impacts from continued high price levels of natural gas, electricity, fuel and labor or increases in such costs, the negative effect on our business from sharply depressed oil and natural gas prices, the continuing increase in domestic healthcare costs, increased workers’ compensation claim costs, increased healthcare claim costs, our ability to retain and grow our customer base, demand and prices for our products and services, fluctuations in our Specialty Garments business, political or other instability, supply chain disruption or infection among our employees in Mexico and Nicaragua where our principal garment manufacturing plants are located, our ability to properly and efficiently design, construct, implement and operate a new enterprise resource planning (“ERP”) computer system, interruptions or failures of our information technology systems, including as a result of cyber-attacks, additional professional and internal costs necessary for compliance with any changes in or additional Securities and Exchange Commission (“SEC”), New York Stock Exchange and accounting or other rules, including, without limitation, recent rules adopted by the SEC regarding climate-related and cybersecurity-related disclosures, strikes and unemployment levels, our efforts to evaluate and potentially reduce internal costs, the impact of foreign trade policies and tariffs or other impositions on imported goods on our business, results of operations and financial condition, our ability to successfully implement our business strategies and processes, including our capital allocation strategies, our ability to successfully remediate the material weaknesses in internal control over financial reporting disclosed in our Annual Report on Form 10-K for the year ended August 31, 2024 and the other factors described under “Part I, Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended August 31, 2024 and in our other filings with the SEC, including, without limitation, under Part II, Item 1A. “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. We undertake no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made.

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

As mentioned and described in Note 16, “Segment Reporting,” to our Consolidated Financial Statements, we have five reporting segments: U.S. and Canadian Rental and Cleaning, Manufacturing (“MFG”), Specialty Garments, First Aid and Corporate. We refer to the laundry locations of the U.S. and Canadian Rental and Cleaning reporting segment as “industrial laundries” or “industrial laundry locations”, and to the U.S. and Canadian Rental and Cleaning, MFG, and Corporate reporting segments combined as our “Core Laundry Operations.”

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

Critical accounting estimates are defined as those that are reflective of significant judgments and uncertainties, the most important and pervasive accounting estimates used and areas most sensitive to material changes from external factors. The critical accounting estimates that we believe affect our more significant judgments and estimates used in the preparation of our Consolidated Financial Statements presented in this report are described in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2024. There have been no significant changes in our critical accounting estimates since the year ended August 31, 2024.

Effects of Inflation and Adverse Economic Conditions

In general, we believe that our results of operations are not dependent on moderate changes in the inflation rate. Historically, we have been able to manage the impacts of more significant changes in inflation rates through our customer relationships, customer agreements that generally provide for price increases and continued focus on improvements of operational productivity. However, the inflationary environment in recent years had a negative impact on our margins, including as a result of increased energy costs for our vehicles and our plants, as well as increasing wages in the labor markets in which we compete. While inflation has moderated recently, a period of sustained inflation could pressure our margins in future periods. Adverse economic conditions resulting from inflationary pressures, U.S. Federal Reserve actions, including elevated interest rates and/or increases in interest rates, geopolitical issues or other causes are difficult to predict and may have a material adverse impact on our business, results of operations and financial condition.

Please see Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended August 31, 2024 for an additional discussion of risks and potential risks of inflation and adverse economic conditions on our business, financial condition and results of operations.

Results of Operations

The following table presents certain selected financial data, including the percentage of revenues represented by each item, for the thirteen weeks ended November 30, 2024 and November 25, 2023.

	Thirteen Weeks Ended
(In thousands, except percentages)	November 30, 2024	% of Revenues	November 25, 2023	% of Revenues	% Change
Revenues	$604,908	100.0%	$593,525	100.0%	1.9%

Operating expenses:
Cost of revenues (1)	381,054	63.0	383,796	64.7	(0.7)
Selling and administrative expenses (1)	133,515	22.1	122,859	20.7	8.7
Depreciation and amortization	34,808	5.8	33,733	5.7	3.2
Total operating expenses	549,377	90.9	540,388	91.1	1.7
Operating income	55,531	9.2	53,137	9.0	4.5
Other income, net	(2,405)	(0.4)	(2,118)	(0.4)	13.6
Income before income taxes	57,936	9.6	55,255	9.4	4.9
Provision for income taxes	14,831	2.5	12,930	2.2	14.7
Net income	$43,105	7.1%	$42,325	7.2%	1.8%
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

Our operating results are also directly impacted by the costs of the gasoline used to fuel our vehicles, the cost of electricity for our electric vehicles and the natural gas or other sources of energy used to operate our plants. Our operating margins have been, and may continue to be, adversely impacted by volatility in energy prices. In addition, as described above, the inflationary environment in recent years had a negative impact on our margins. While inflation has moderated recently, a period of sustained inflation could pressure our margins in future periods.

Our business is subject to various state and federal regulations, including employment laws and regulations, minimum wage requirements, overtime requirements, working condition requirements, citizenship requirements, healthcare insurance mandates and other laws and regulations that impact our labor costs. Labor costs have increased as a result of increases in state and local minimum wage levels as well as the overall impact of wage pressure as the result of a low unemployment environment.

In fiscal 2018, we initiated a multiyear customer relationship management (“CRM”) project to further develop, implement and deploy a third-party software application we licensed. This new solution is intended to improve functionality, capability and information flow as well as increase automation for our operations in servicing our customers. We began deployment of our new CRM project during the second half of fiscal 2021 and concluded the deployment to our U.S. locations in the first quarter of fiscal 2024. We are depreciating this system over a 10-year life and recognized $1.0 million and $0.8 million of amortization expense during the thirteen weeks ended November 30, 2024 and November 25, 2023, respectively.

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

We refer to our CRM and ERP projects together as our “Key Initiatives”. For the thirteen weeks ended November 30, 2024, we expensed $2.5 million of non-recurring costs related to our Key Initiatives, primarily relating to our ERP project. As of November 30, 2024, we capitalized $47.2 million related to our CRM project and $24.4 million related to our ERP project.

On October 24, 2023, our Board of Directors authorized a share repurchase program to repurchase up to $100.0 million of our outstanding shares of Common Stock, inclusive of the amount which remained available under the existing share repurchase program approved in 2021. Repurchases from time to time under the new program, if any, will be made in either the open market or in privately negotiated transactions. The timing, manner, price and amount of any repurchases depend on a variety of factors, including economic and market conditions, our stock price, corporate liquidity requirements and priorities, applicable legal requirements and other factors. The share repurchase program has been funded to date with the Company’s available cash and will be funded in the future using available cash or capacity under our Credit Agreement (as defined below) and may be suspended or discontinued at any time.

During the thirteen weeks ended November 30, 2024 and November 25, 2023, we repurchased 33,605 and 1,500 shares, respectively, for an average price per share of $189.64 and $170.07, respectively, under the share repurchase program. As of November 30, 2024, we had $69.8 million remaining to repurchase shares under the share repurchase program.

On October 29, 2024, our Board of Directors declared increased quarterly cash dividends of $0.350 per share of Common Stock and $0.280 per share of Class B Common Stock, up from $0.33 and $0.264 per share, respectively. Such dividends were paid on January 3, 2025 to shareholders of record on December 6, 2024. The amount and timing of any future dividend payment is subject to the approval of our Board of Directors each quarter.

Thirteen weeks ended November 30, 2024 compared with thirteen weeks ended November 25, 2023

Revenues

(In thousands, except percentages)	November 30, 2024	November 25, 2023	Dollar Change	Percent Change
Core Laundry Operations	$532,743	$523,989	$8,754	1.7%
Specialty Garments	45,943	44,669	1,274	2.9%
First Aid	26,222	24,867	1,355	5.4%
Total consolidated revenues	$604,908	$593,525	$11,383	1.9%

The increase in consolidated revenues of 1.9% during the thirteen weeks ended November 30, 2024 compared to the prior year comparable period was due primarily to growth in our Core Laundry Operations of 1.7%. The increase in our Core Laundry Operations was due to organic growth of 1.7%. The effect of Canadian dollar exchange rate changes on our revenues was nominal. The Core Laundry Operations organic growth rate was primarily the result of solid new account sales and improved pricing with our customers.

In the thirteen weeks ended November 30, 2024, Specialty Garments revenues increased compared to the prior year comparable period due primarily to the growth in the European and North American nuclear operations partially offset by a decrease in our cleanroom operations. Specialty Garments’ results are often affected by seasonality and the timing and length of its customers’ power reactor outages as well as its project-based activities.

First Aid revenues in the same period increased 5.4% compared to the prior year comparable period due to double digit growth in our van business partially offset by a decrease in our wholesale business.

Cost of revenues

(In thousands, except percentages)	November 30, 2024	November 25, 2023	Dollar Change	Percent Change
Cost of revenues	$381,054	$383,796	$(2,742)	(0.7)%
% of Revenues	63.0%	64.7%

Consolidated cost of revenues and cost of revenues as a percentage of revenue both decreased in the thirteen weeks ended November 30, 2024 compared to the prior year comparable period due primarily to lower merchandise costs and other production costs.

Selling and administrative expenses

(In thousands, except percentages)	November 30, 2024	November 25, 2023	Dollar Change	Percent Change
Selling and administrative expenses	$133,515	$122,859	$10,656	8.7%
% of Revenues	22.1%	20.7%

The increase in selling and administrative costs during the thirteen weeks ended November 30, 2024 compared to the prior year comparable period was due primarily to increased healthcare costs of $2.6 million, $1.2 million of environmental-related costs, and $1.1 million in executive transition costs related to the hiring of two new executives and the retirement of a former executive. Higher selling costs related to improved staffing and the timing of certain selling events also contributed to the increase.

Depreciation and amortization

(In thousands, except percentages)	November 30, 2024	November 25, 2023	Dollar Change	Percent Change
Depreciation and amortization	$34,808	$33,733	$1,075	3.2%
% of Revenues	5.8%	5.7%

Depreciation and amortization expense increased by 3.2% during the thirteen weeks ended November 30, 2024 compared to the prior year comparable period, due primarily to continued investment in operating facilities and technology to improve our efficiency and support our continued future growth.

Operating income

For the thirteen weeks ended November 30, 2024 and November 25, 2023, changes in our revenues and costs as discussed above resulted in the following changes in our operating income and margin:

(In thousands, except percentages)	November 30, 2024	November 25, 2023	Dollar Change	Percent Change
Core Laundry Operations	$43,023	$42,091	$932	2.2%
Specialty Garments	12,167	12,117	50	0.4%
First Aid	341	(1,071)	1,412	(131.8)%
Operating income	$55,531	$53,137	$2,394	4.5%
Operating income margin	9.2%	9.0%

Other income, net

(In thousands, except percentages)	November 30, 2024	November 25, 2023	Dollar Change	Percent Change
Interest income, net	$(2,695)	$(2,834)	$139	(4.9)%
Other expense, net	290	716	(426)	(59.5)%
Total other income, net	$(2,405)	$(2,118)	$(287)	13.6%

Other income, net during the thirteen weeks ended November 30, 2024 remained relatively consistent with the prior year comparable period.

Provision for income taxes

(In thousands, except percentages)	November 30, 2024	November 25, 2023	Dollar Change	Percent Change
Provision for income taxes	$14,831	$12,930	$1,901	14.7%
Effective income tax rate	25.6%	23.4%

The increase in the effective tax rate for the thirteen weeks ended November 30, 2024 as compared to the corresponding period in the prior year was due primarily to favorable adjustments to our tax reserves during the corresponding prior period.

Liquidity and Capital Resources

General

Cash and cash equivalents, and short-term investments totaled $181.0 million as of November 30, 2024, an increase of $5.9 million from $175.1 million as of August 31, 2024. The increase in cash and cash equivalents and short-term investments was largely driven by our cash flows from operating activities. We generated $58.1 million and $45.7 million in cash from operating activities in the thirteen weeks ended November 30, 2024 and November 25, 2023, respectively. The increase was due primarily to increased profitability and lower working capital needs of the business. During the thirteen weeks ended November 30, 2024, we continued to invest in our business with capital expenditures totaling $33.6 million.

Pursuant to the share repurchase program approved by our Board of Directors on October 24, 2023, we repurchased 33,605 shares of our Common Stock for an aggregate of approximately $6.4 million during the thirteen weeks ended November 30, 2024. As of November 30, 2024, we had $69.8 million remaining to repurchase shares under the share repurchase program.

We believe, although there can be no assurance, that our current cash and cash equivalents, our cash generated from future operations and amounts available under our Credit Agreement (as defined below) will be sufficient to meet our current anticipated working capital and capital expenditure requirements for at least the next 12 months and will enable us to manage the impacts of inflation and address related liquidity needs.

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

Sources and uses of cash flows for the thirteen weeks ended November 30, 2024 and November 25, 2023, respectively, are summarized as follows:

(In thousands, except percentages)	November 30, 2024	November 25, 2023	Dollar Change	Percent Change
Net cash provided by operating activities	$58,124	$45,670	$12,454	27.3%
Net cash used in investing activities	(37,460)	(39,621)	2,161	(5.5)%
Net cash used in financing activities	(15,551)	(8,116)	(7,435)	91.6%
Effect of exchange rate changes	(438)	4	(442)	(11050.0)%
Net increase (decrease) in cash and cash equivalents	$4,675	$(2,063)	$6,738	(326.6)%

Net Cash Provided by Operating Activities

The net cash provided by operating activities during the thirteen weeks ended November 30, 2024 increased as compared to the prior year comparable period due to our improved profitability as well as positive impacts from receivables of $16.8 million, rental merchandise in service of $4.1 million, inventories of $1.9 million and a decrease of in prepaid expenses and other current and noncurrent assets of $1.1 million.

The positive impact from receivables was due primarily to a focused effort on collections and timing of cash receipts. The positive impact from merchandise in service was due primarily to fewer garments being placed in service to support our rental customers. The positive impact from prepaid expenses and other current assets was due primarily to increases in information technology prepaid contracts and the timing of policy renewals.

These increases were partially offset by a $12.0 million decrease in accrued liabilities, which was due primarily to a $7.0 million decrease in accrued payroll and a $3.7 million decrease in the bonus accrual during the thirteen weeks ended November 30, 2024 as compared to the prior year comparable period.

Net Cash Used in Investing Activities

The net cash used in investing activities during the thirteen weeks ended November 30, 2024 decreased as compared to the prior year comparable period due primarily to reduced capital expenditures of $5.5 million. Offsetting this decrease was an increase in cash paid for acquisitions of $2.4 million during the thirteen weeks ended November 30, 2024 as compared to the prior year comparable period.

Net Cash Used in Financing Activities

The net cash used in financing activities during the thirteen weeks ended November 30, 2024 increased as compared to the prior year comparable period due primarily to a $6.1 million increase in the repurchase of Common Stock during the period and increases in taxes withheld and paid related to net-share settlement of equity awards of $1.0 million.

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

On March 9, 2023, we exercised the accordion feature of the Credit Agreement pursuant to an amendment to the Credit Agreement. The exercise of the accordion feature increased the aggregate commitments under the Credit Agreement by $100.0 million, for a total aggregate commitment of up to $275.0 million. In addition, the amendment provided for the replacement of LIBOR with Secured Overnight Financing Rate (“SOFR”) such that borrowings are based on, at our election, the SOFR rate or a base rate, plus in each case a spread based on our consolidated funded debt ratio. The amendment also refreshed the accordion feature, so that, provided there is no default or event of default under the Credit Agreement and we are in compliance with our financial covenants on a pro forma basis, we may request an increase in the aggregate commitments under the Credit Agreement (in the form of revolving or term tranches) of up to an additional $100.0 million, for a total aggregate commitment of up to $375.0 million. Availability of credit requires compliance with certain financial and other covenants, including a maximum consolidated funded debt ratio and minimum consolidated interest coverage ratio as defined in the Credit Agreement. We test our compliance with these financial covenants on a fiscal quarterly basis. As of November 30, 2024, the interest rates applicable to our borrowings under the Credit Agreement would be calculated as SOFR plus 1.00% at the time of the respective borrowing.

As of November 30, 2024, we had no outstanding borrowings and had outstanding letters of credit amounting to $75.8 million, leaving $199.2 million available for borrowing under the Credit Agreement.

As of November 30, 2024, we were in compliance with all covenants under the Credit Agreement.

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

As of November 30, 2024, we had forward contracts with a notional value of approximately 3.2 million CAD outstanding and recorded the fair value of the contracts of $0.2 million in prepaid expenses and other current assets with a corresponding gain of $0.1 million in accumulated other comprehensive loss, which was recorded net of tax. During the thirteen weeks ended November 30, 2024, we reclassified a nominal amount from accumulated other comprehensive loss to revenue related to the derivative financial instruments. The gain on these forward contracts that results in a decrease to accumulated other comprehensive loss as of November 30, 2024 is expected to be reclassified to revenues prior to their maturity on August 29, 2026.

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

We have accrued certain costs related to certain sites, including but not limited to, sites in Woburn and Somerville, Massachusetts, as it has been determined that the costs are probable and can be reasonably estimated. We, together with multiple other companies, are party to a consent decree related to our property and other parcels of land (the “Central Area”) at a site in Woburn, Massachusetts. The United States Environmental Protection Agency (the “EPA”) has provided us and other signatories to the consent decree with comments on the design and implementation of groundwater and soil remedies at the Woburn site and investigation of environmental conditions in the Central Area. The consent decree does not address any remediation work that may be required in the Central Area. We, and other signatories, have implemented and proposed to do additional work at the Woburn site but many of the EPA’s comments remain to be resolved. We have accrued costs to perform certain work responsive to the EPA’s comments. Additionally, we have implemented mitigation measures and continue to monitor environmental conditions at a site in Somerville, Massachusetts. We have agreed to undertake additional actions responsive to a notice of audit findings from the Massachusetts Department of Environmental Protection concerning a regulatory submittal that we made in 2009 for a portion of the site. We received in December 2024 an additional notice related to the scope of its ongoing environmental work at the Somerville site, and additional actions responsive to this notice may follow. We have received demands from the local transit authority for reimbursement of certain costs associated with its construction of a new municipal transit station in the area of the Somerville site. This station was part of an extension of the transit system. We have reserved for costs in connection with this matter; however, in light of the uncertainties associated with this matter, these costs and the related reserve may change.

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

There is usually a range of reasonable estimates of the costs associated with each site. In accordance with U.S. GAAP, our accruals represent the amount within the range that we believe is the best estimate or the low end of a range of estimates if no point within the range is a better estimate. When we believe that both the amount of a particular liability and the timing of the payments are reliably determinable, we adjust the cost in current dollars using a rate of 3% for inflation until the time of expected payment and discount the cost to present value using current risk-free interest rates. As of November 30, 2024, the risk-free interest rates we utilized ranged from 4.36% to 4.45%.

For environmental liabilities that have been discounted, we include interest accretion, based on the effective interest method, in selling and administrative expenses on the Consolidated Statements of Income. The changes to the amounts of our environmental liabilities for the thirteen weeks ended November 30, 2024 are as follows (in thousands):

November 30, 2024
Balance as of August 31, 2024	$31,255
Costs incurred for which reserves have been provided	(714)
Insurance proceeds	76
Interest accretion	320
Changes in discount rates	(337)
Revisions in estimates	765
Balance as of November 30, 2024	$31,365

Anticipated payments and insurance proceeds relating to currently identified environmental remediation liabilities as of November 30, 2024, for the next five fiscal years and thereafter, as measured in current dollars, are reflected below (in thousands):

	2025	2026	2027	2028	2029	Thereafter	Total
Estimated costs – current dollars	$13,767	$2,836	$1,527	$1,280	$997	$15,047	$35,454
Estimated insurance proceeds	(180)	(195)	(159)	(173)	(9)	(230)	(946)
Net anticipated costs	$13,587	$2,641	$1,368	$1,107	$988	$14,817	$34,508
Effect of inflation							9,821
Effect of discounting							(12,964)
Balance as of November 30, 2024							$31,365

Estimated insurance proceeds are primarily obtained from an annuity received as part of our legal settlement with an insurance company. Annual proceeds of approximately $0.3 million are deposited into an escrow account which funds remediation and monitoring costs for two sites related to our former operations. Annual proceeds received but not expended in the current year accumulate in this account and may be used in future years for costs related to this site through the year 2027. As of November 30, 2024, the balance in this escrow account, which is held in a trust and is not recorded in our Consolidated Balance Sheets, was approximately $5.6 million. Also included in estimated insurance proceeds are amounts we are entitled to receive pursuant to legal settlements as reimbursements from three insurance companies for estimated costs at one of our sites.

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

In addition, in the fourth quarter of fiscal 2022, the Mexican federal tax authority issued a tax assessment on our subsidiary in Mexico for fiscal 2016 import taxes, value added taxes and custom processing fees of over $17.0 million, plus surcharges, fines and penalties of over $67.7 million for a total assessment of over $84.7 million. We challenged the validity of the tax assessment through an appeal process. In the first quarter of fiscal 2025, the Federal Tax Court in Mexico made a determination partially in our favor. Following the

Federal Tax Court’s determination, we filed a constitutional action before the Federal Administrative Court. In addition, the federal tax authority appealed the determination of the Federal Tax Court. While we are unable to ascertain the ultimate outcome of this matter, based on the information currently available, we believe that a loss with respect to this matter is neither probable nor remote. Given the uncertainty associated with the ultimate resolution of this matter, we are unable to reasonably assess an estimate or range of estimates of any potential losses.

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

Contractual Obligations and Other Commercial Commitments

As of November 30, 2024, there were no material changes to our contractual obligations that were disclosed in our Annual Report on Form 10-K for the year ended August 31, 2024. As of November 30, 2024, we did not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

See Note 2, “Recent Accounting Pronouncements” to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for more information on recently implemented and issued accounting standards.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

We have determined that all of our foreign subsidiaries operate primarily in local currencies that represent the functional currencies of such subsidiaries. All assets and liabilities of our foreign subsidiaries are translated into U.S. dollars using the exchange rate prevailing at the balance sheet date. The effects of exchange rate fluctuations on the translation of assets and liabilities are recorded as a component of shareholders’ equity. Revenues and expenses are translated at the average exchange rates in effect during each month of the fiscal year. As such, our financial condition and operating results are affected by fluctuations in the value of the U.S. dollar as compared to currencies in foreign countries. Revenues denominated in currencies other than the U.S. dollar represented approximately 7.1% of total consolidated revenues for the thirteen weeks ended November 30, 2024. Total assets denominated in currencies other than the U.S. dollar represented approximately 6.7% and 6.8% of our total consolidated assets as of November 30, 2024 and August 31, 2024, respectively. If exchange rates had increased or decreased by 10% from the actual rates in effect during the thirteen weeks ended November 30, 2024, our revenues would have increased or decreased by $4.3 million and total assets as of November 30, 2024 would have increased or decreased by approximately $18.0 million.

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

As of November 30, 2024, we had forward contracts with a notional value of approximately 3.2 million CAD outstanding and recorded the fair value of the contracts of $0.2 million in prepaid expenses and other current assets with a corresponding gain of $0.1 million in accumulated other comprehensive loss, which was recorded net of tax. During the thirteen weeks ended November 30, 2024, we reclassified a nominal amount from accumulated other comprehensive loss to revenue related to the derivative financial instruments. The gain on these forward contracts that resulted in a decrease to accumulated other comprehensive loss as of November 30, 2024 is expected to be reclassified to revenues prior to their maturity on August 29, 2026.

Other than the forward contracts, discussed above, we do not operate a hedging program to mitigate the effect of a significant change in the value of the functional currencies of our foreign subsidiaries, which include the Canadian dollar, euro, British pound, Mexican peso and Nicaraguan cordoba, as compared to the U.S. dollar. Any losses or gains resulting from unhedged foreign currency transactions, including exchange rate fluctuations on intercompany accounts are reported as transaction losses (gains) in our other income, net. The intercompany payables and receivables are denominated in Canadian dollars, euros, British pounds, Mexican pesos and Nicaraguan cordobas. During the thirteen weeks ended November 30, 2024, transaction gains of a nominal amount were included in other income. If exchange rates had increased or decreased by 10% during the thirteen weeks ended November 30, 2024, we would have recognized exchange gains or losses of approximately $0.1 million.

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

Please see Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended August 31, 2024 for an additional discussion of risks and potential risks on our business, financial performance and the market price of our Common Stock.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, solely as a result of the material weaknesses previously identified by management and described in our Annual Report on Form 10-K for the year ended August 31, 2024, our disclosure controls and procedures were not effective to ensure that material information relating to the Company required to be disclosed by the Company in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply our judgment in designing and evaluating the controls and procedures. We continue to review our disclosure controls and procedures, and our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Control over Financial Reporting

Other than the remediation measures with respect to the material weaknesses described below, there were no changes in our internal control over financial reporting during the first quarter of fiscal 2025 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Previously Identified Material Weakness

As described in Part II, Item 9A of our Annual Report on Form 10-K for fiscal 2024, we previously identified material weaknesses that include design and operating deficiencies in the manage change and manage access processes impacting all financially relevant business processes. Consequently, our automated and manual business process controls that rely upon information from our IT systems were also deemed ineffective because they could have been adversely impacted.

Remediation

Our management is committed to maintaining a strong internal control environment. In response to the material weaknesses described above, management is continuing to take actions to remediate the material weaknesses in internal control over financial reporting.

The intended remediation actions include: (i) reassessing and redesigning our manage change and manage access processes and controls, (ii) enhancing oversight and involvement from our recently created business controls group, (iii) strengthening our internal policies related to IT general controls (“ITGCs”), (iv) enhancing training and awareness programs addressing ITGCs and policies, including further education of control owners regarding the principles and requirements of each control, (v) implementing an Identity and Access Management (IAM) system, which will provide enhanced control over the provisioning of user access management, and (vi) onboarding our new Chief Information and Technology Officer, which occurred during the first quarter of fiscal 2025, who is overseeing and informing the remediation actions.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended August 31, 2024, which could materially affect our business, financial condition, and future results. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and operating results. Except to the extent previously updated or to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors (including, without limitation, the matters discussed in Part I, Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations”), there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended August 31, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about repurchases of our equity securities during the thirteen weeks ended November 30, 2024:

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (1)
September 1, 2024 - September 28, 2024	10,750	$186.23	10,750	$74,217,655
September 29, 2024 - October 26, 2024	10,250	$191.37	10,250	$72,255,891
October 27, 2024 - November 30, 2024	12,605	$191.08	12,605	$69,847,049
Total	33,605		33,605
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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

On November 15, 2024, William M. Ross, Executive Vice President, Operations of the Company, adopted a trading arrangement for the sale of the Company’s Common Stock (the “Rule 10b5-1 Trading Plan”) that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c). The Rule 10b5-1 Trading Plan, which has a term expiring on December 31, 2025, provides for the sale of up to 716 shares of Common Stock pursuant to the terms of the plan.

ITEM 6. EXHIBITS

10.1*	Form of Stock Appreciation Right Certificate for Eligible Participants in Executive Employment Plan under the UniFirst Corporation 2023 Equity Incentive Plan (filed herewith).

10.2*	Form of Time-Based Restricted Stock Unit Award Certificate for Eligible Participants in Executive Employment Plan under the UniFirst Corporation 2023 Equity Incentive Plan (filed herewith).

10.3*	Form of Performance-Based Restricted Stock Unit Award Certificate for Eligible Participants in Executive Employment Plan under the UniFirst Corporation 2023 Equity Incentive Plan (filed herewith).

10.4*	Form of Stock Appreciation Right Certificate under the UniFirst Corporation 2023 Equity Incentive Plan (filed herewith).

10.5*	Form of Restricted Stock Unit Certificate under the UniFirst Corporation 2023 Equity Incentive Plan (filed herewith).

10.6*	Form of Performance and Time-Based Restricted Stock Unit Award Certificate under the UniFirst Corporation 2023 Equity Incentive Plan (filed herewith).

10.7*	Form of Stock Appreciation Right Certificate under the UniFirst Corporation 2023 Equity Incentive Plan for Member of the Company’s Board of Directors (filed herewith).

10.8*	Transition Agreement, dated September 16, 2024, between UniFirst Corporation and Michael A. Croatti (filed herewith).

99	UniFirst Corporation Compensation Recovery Policy (filed herewith).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Steven S. Sintros (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Shane O’Connor (filed herewith).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101

The following financial information from UniFirst Corporation Quarterly Report on Form 10-Q for the quarter ended November 30, 2024 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101) (filed herewith).

* Management contract or compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UniFirst Corporation

January 10, 2025	By:	/s/ Steven S. Sintros
Steven S. Sintros
President and Chief Executive Officer

January 10, 2025	By:	/s/ Shane O’Connor
Shane O’Connor
Executive Vice President and Chief Financial Officer