Form 10-Q
period 2025-03-01
UNIFIRST CORP
filed 2025-04-10
CIK 717954

u

United States

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 1, 2025

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

The number of outstanding shares of UniFirst Corporation Common Stock and Class B Common Stock as of April 2, 2025 were 15,006,502 and 3,558,435, respectively.

UniFirst Corporation

Quarterly Report on Form 10-Q

For the Thirteen and Twenty-Six Weeks Ended March 1, 2025

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Statements of Income

UniFirst Corporation and Subsidiaries

(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(In thousands, except per share data)	March 1, 2025	February 24, 2024	March 1, 2025	February 24, 2024
Revenues	$602,219	$590,711	$1,207,127	$1,184,236

Operating expenses:
Cost of revenues (1)	394,145	396,191	775,199	779,987
Selling and administrative expenses (1)	141,914	131,417	275,429	254,276
Depreciation and amortization	34,946	35,160	69,754	68,893
Total operating expenses	571,005	562,768	1,120,382	1,103,156
Operating income	31,214	27,943	86,745	81,080

Other (income) expense:
Interest income, net	(2,213)	(350)	(4,908)	(3,184)
Other expense, net	794	575	1,084	1,291
Total other (income) expense, net	(1,419)	225	(3,824)	(1,893)
Income before income taxes	32,633	27,718	90,569	82,973
Provision for income taxes	8,174	7,261	23,005	20,191
Net income	$24,459	$20,457	$67,564	$62,782

Income per share – Basic:
Common Stock	$1.37	$1.14	$3.78	$3.49
Class B Common Stock	$1.10	$0.91	$3.02	$2.79

Income per share – Diluted:
Common Stock	$1.31	$1.09	$3.62	$3.35

Income allocated to – Basic:
Common Stock	$20,559	$17,188	$56,778	$52,754
Class B Common Stock	$3,900	$3,269	$10,786	$10,028

Income allocated to – Diluted:
Common Stock	$24,459	$20,457	$67,564	$62,782

Weighted average shares outstanding – Basic:
Common Stock	15,009	15,106	15,011	15,110
Class B Common Stock	3,558	3,590	3,566	3,590

Weighted average shares outstanding – Diluted:
Common Stock	18,649	18,754	18,653	18,758
(1)
Exclusive of depreciation of the Company’s property, plant and equipment and amortization of its intangible assets.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income

UniFirst Corporation and Subsidiaries

(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(In thousands)	March 1, 2025	February 24, 2024	March 1, 2025	February 24, 2024
Net income	$24,459	$20,457	$67,564	$62,782
Other comprehensive (loss) income:
Foreign currency translation adjustments	(4,438)	919	(9,374)	768
Change in fair value of derivatives, net of income taxes	25	(34)	66	(46)
Other comprehensive (loss) income	(4,413)	885	(9,308)	722
Comprehensive income	$20,046	$21,342	$58,256	$63,504

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Balance Sheets

UniFirst Corporation and Subsidiaries

(Unaudited)

(In thousands, except share and par value data)	March 1, 2025	August 31, 2024
Assets
Current assets:
Cash and cash equivalents	$192,174	$161,571
Short-term investments	8,805	13,505
Receivables, less reserves of $8,000 and $7,916	282,207	278,851
Inventories	159,067	156,908
Rental merchandise in service	226,259	237,969
Prepaid taxes	11,026	14,893
Prepaid expenses and other current assets	57,309	51,979
Total current assets	936,847	915,676
Property, plant and equipment, net	802,529	801,612
Goodwill	653,042	648,850
Customer contracts, net	80,119	85,990
Other intangible assets, net	30,821	34,009
Deferred income taxes	794	833
Operating lease right-of-use assets, net	68,564	66,682
Other assets	160,646	142,761
Total assets	$2,733,362	$2,696,413
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$89,551	$92,509
Accrued liabilities	170,776	170,240
Accrued taxes	—	447
Operating lease liabilities, current	17,233	18,241
Total current liabilities	277,560	281,437
Accrued liabilities	123,216	123,401
Accrued and deferred income taxes	135,380	132,496
Operating lease liabilities	53,650	50,568
Total liabilities	589,806	587,902
Commitments and contingencies (Note 12)
Shareholders’ equity:
Preferred Stock, $1.00 par value; 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $0.10 par value; 30,000,000 shares authorized; 15,005,782 and 15,000,552 shares issued and outstanding as of March 1, 2025 and August 31, 2024, respectively	1,501	1,500
Class B Common Stock, $0.10 par value; 20,000,000 shares authorized; 3,558,435 and 3,590,295 shares issued and outstanding as of March 1, 2025 and August 31, 2024, respectively	356	359
Capital surplus	106,141	104,791
Retained earnings	2,068,510	2,025,505
Accumulated other comprehensive loss	(32,952)	(23,644)
Total shareholders’ equity	2,143,556	2,108,511
Total liabilities and shareholders’ equity	$2,733,362	$2,696,413

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Equity

UniFirst Corporation and Subsidiaries

(Unaudited)

(In thousands)	Common Shares	Class B Common Shares	Common Stock	Class B Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance, as of August 26, 2023	15,104	3,590	$1,510	$359	$99,303	$1,926,549	$(23,761)	$2,003,960
Net income	—	—	—	—	—	42,325	—	42,325
Change in fair value of derivatives (1)	—	—	—	—	—	—	(12)	(12)
Foreign currency translation	—	—	—	—	—	—	(151)	(151)
Dividends declared Common Stock ($0.33 per share)	—	—	—	—	—	(4,993)	—	(4,993)
Dividends declared Class B Common Stock ($0.264 per share)	—	—	—	—	—	(948)	—	(948)
Repurchase of Common Stock	(2)	—	—	—	(10)	(245)	—	(255)
Share-based compensation, net (2)	—	—	—	—	244	—	—	244
Share-based awards exercised, net (1)	26	—	3	—	—	—	—	3
Balance, as of November 25, 2023	15,128	3,590	$1,513	$359	$99,537	$1,962,688	$(23,924)	$2,040,173
Net income	—	—	—	—	—	20,457	—	20,457
Change in fair value of derivatives (1)	—	—	—	—	—	—	(34)	(34)
Foreign currency translation	—	—	—	—	—	—	919	919
Dividends declared Common Stock ($0.33 per share)	—	—	—	—	—	(4,976)	—	(4,976)
Dividends declared Class B Common Stock ($0.264 per share)	—	—	—	—	—	(948)	—	(948)
Repurchase of Common Stock	(45)	—	(4)	—	(298)	(7,562)	—	(7,864)
Share-based compensation, net (2)	—	—	—	—	1,958	—	—	1,958
Share-based awards exercised, net (1)	4	—	—	—	—	—	—	—
Balance, as of February 24, 2024	15,087	3,590	$1,509	$359	$101,197	$1,969,659	$(23,039)	$2,049,685

(In thousands)	Common Shares	Class B Common Shares	Common Stock	Class B Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance, as of August 31, 2024	15,000	3,590	$1,500	$359	$104,791	$2,025,505	$(23,644)	$2,108,511
Net income	—	—	—	—	—	43,105	—	43,105
Change in fair value of derivatives (1)	—	—	—	—	—	—	41	41
Foreign currency translation	—	—	—	—	—	—	(4,936)	(4,936)
Dividends declared Common Stock ($0.350 per share)	—	—	—	—	—	(5,260)	—	(5,260)
Dividends declared Class B Common Stock ($0.280 per share)	—	—	—	—	—	(996)	—	(996)
Repurchase of Common Stock	(34)	—	(3)	—	(235)	(6,135)	—	(6,373)
Share-based compensation, net (2)	—	—	—	—	(448)	—	—	(448)
Share-based awards exercised, net (1)	33	—	3	—	—	—	—	3
Shares converted	32	(32)	3	(3)	—	—	—	—
Balance, as of November 30, 2024	15,031	3,558	1,503	356	104,108	2,056,219	(28,539)	2,133,647
Net income	—	—	—	—	—	24,459	—	24,459
Change in fair value of derivatives (1)	—	—	—	—	—	—	25	25
Foreign currency translation	—	—	—	—	—	—	(4,438)	(4,438)
Dividends declared Common Stock ($0.350 per share)	—	—	—	—	—	(5,251)	—	(5,251)
Dividends declared Class B Common Stock ($0.280 per share)	—	—	—	—	—	(996)	—	(996)
Repurchase of Common Stock	(33)	—	(3)	—	(231)	(5,921)	—	(6,155)
Share-based compensation, net (2)	—	—	—	—	2,264	—	—	2,264
Share-based awards exercised, net (1)	8	—	1	—	—	—	—	1
Balance, as of March 1, 2025	15,006	3,558	$1,501	$356	$106,141	$2,068,510	$(32,952)	$2,143,556

(1)
These amounts are shown net of the effect of income taxes.
(2)
These amounts are shown net of any shares withheld by the Company to satisfy certain tax withholding obligations in connection with the vesting of certain restricted stock units.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statements of Cash Flows

UniFirst Corporation and Subsidiaries

(Unaudited)

Twenty-Six Weeks Ended (in thousands)	March 1, 2025	February 24, 2024
Cash flows from operating activities:
Net income	$67,564	$62,782
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization (1)	69,754	68,893
Share-based compensation	6,034	4,842
Accretion on environmental contingencies	640	632
Accretion on asset retirement obligations	314	467
Deferred income taxes	2,159	897
Other	279	963
Changes in assets and liabilities, net of acquisitions:
Receivables, less reserves	(4,878)	(12,574)
Inventories	(2,242)	(9,935)
Rental merchandise in service	10,233	7,127
Prepaid expenses and other current assets and Other assets	(13,429)	(14,036)
Accounts payable	(3,729)	(8,035)
Accrued liabilities	(8,867)	(6,205)
Prepaid and accrued income taxes	4,472	10,907
Net cash provided by operating activities	128,304	106,725

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(5,374)	—
Capital expenditures, including capitalization of software costs	(66,086)	(72,902)
Purchases of investments	(14,734)	(11,394)
Maturities of investments	18,747	10,217
Proceeds from sale of assets	222	632
Net cash used in investing activities	(67,225)	(73,447)

Cash flows from financing activities:
Proceeds from exercise of share-based awards	4	3
Taxes withheld and paid related to net share settlement of equity awards	(4,218)	(2,638)
Repurchase of Common Stock	(12,528)	(8,119)
Payment of cash dividends	(12,153)	(11,512)
Net cash used in financing activities	(28,895)	(22,266)

Effect of exchange rate changes	(1,581)	83

Net increase in cash and cash equivalents	30,603	11,095
Cash and cash equivalents at beginning of period	161,571	79,443
Cash and cash equivalents at end of period	$192,174	$90,538

Supplemental disclosure of cash flow information:
Non-cash capital expenditures	$12,341	$8,928

(1)
Depreciation and amortization for the twenty-six weeks ended March 1, 2025 and February 24, 2024 included approximately $8.4 million and $9.2 million, respectively, of non-cash amortization expense recognized for acquisition-related intangible assets.

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

3. Revenue Recognition

The following table presents the Company’s revenues for the thirteen and twenty-six weeks ended March 1, 2025 and February 24, 2024, respectively, disaggregated by service type:

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
	March 1, 2025		February 24, 2024		March 1, 2025		February 24, 2024
(In thousands, except percentages)	Revenues	% of Revenues	Revenues	% of Revenues	Revenues	% of Revenues	Revenues	% of Revenues
Core Laundry Operations	$530,351	88.0%	$522,420	88.4%	$1,063,094	88.1%	$1,046,409	88.4%
Specialty Garments	44,414	7.4%	43,462	7.4%	90,357	7.5%	88,131	7.4%
First Aid	27,454	4.6%	24,829	4.2%	53,676	4.4%	49,696	4.2%
Total revenues	$602,219	100.0%	$590,711	100.0%	$1,207,127	100.0%	$1,184,236	100.0%

See Note 16, “Segment Reporting” for additional details of segment definitions.

Revenue Recognition Policy

During the thirteen weeks ended March 1, 2025 and February 24, 2024, approximately 83.4% and 84.0%, respectively, of the Company’s revenues were derived from fees for route servicing of the Core Laundry Operations, Specialty Garments, and First Aid segments performed by the Company’s employees at each customer’s location of business. During the twenty-six weeks ended March 1, 2025 and February 24, 2024, approximately 83.8% and 84.2%, respectively, of the Company’s revenues were derived from fees for route servicing of the Core Laundry Operations, Specialty Garments, and First Aid segments performed by the Company’s employees at each customer’s location of business. Revenues from the Company’s route servicing customer contracts represent a single performance obligation. The Company recognizes these revenues over time as services are performed based on the nature of services provided and contractual rates (input method). Certain of the Company’s customer contracts, primarily within the Company’s Core Laundry Operations, include pricing terms and conditions that include components of variable consideration. The variable consideration is typically in the form of consideration due to customer-based performance metrics specified within the contract. Specifically, some contracts contain discounts or rebates that the customer can earn through the achievement of specified volume levels. Each component of variable consideration is earned based on the Company’s actual performance during the measurement period specified within the contract. To determine the transaction price, the Company estimates the variable consideration using the most likely amount method, based on the specific contract provisions and known performance results during the relevant measurement period.

When determining if variable consideration should be constrained, the Company considers whether factors outside its control could result in a significant reversal of revenue. In making these assessments, the Company considers the likelihood and magnitude of a potential reversal. The Company’s performance period generally corresponds with the monthly invoice period. No significant constraints on the Company’s revenue recognition were applied during the thirteen and twenty-six weeks ended March 1, 2025 and February 24, 2024. The Company reassesses these estimates during each reporting period.

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

The following table presents the change in the allowance for credit losses, which is included in Receivables, net of reserves on the Consolidated Balance Sheets for the twenty-six weeks ended March 1, 2025 (in thousands):

Balance as of August 31, 2024	$7,916
Current period provision	3,838
Write-offs and other	(3,754)
Balance as of March 1, 2025	$8,000

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

The following table presents deferred commissions on the Company's Consolidated Balance Sheets as of March 1, 2025 and August 31, 2024:

(in thousands)	March 1, 2025	August 31, 2024
Prepaid expenses and other current assets	$18,802	$18,079
Other assets	81,980	78,856

The following table presents the Company's amortization expense related to deferred commissions on the Consolidated Statements of Income for the thirteen and twenty-six weeks ended March 1, 2025 and February 24, 2024, respectively:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(in thousands)	March 1, 2025	February 24, 2024	March 1, 2025	February 24, 2024
Selling and administrative expenses	$4,855	$4,443	$9,628	$8,788

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

During the twenty-six weeks ended March 1, 2025, the Company completed four business acquisitions with an aggregate purchase price of approximately $6.5 million, which was primarily assigned to goodwill and intangible assets. Tangible assets acquired primarily relate to inventory and property, plant and equipment. The results of operations of these acquisitions have been included in the Company’s consolidated financial results since their respective acquisition dates. These acquisitions were not significant in relation to the Company’s consolidated financial results and, therefore, pro forma financial information has not been presented.

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

The assets or liabilities measured at fair value on a recurring basis are summarized in the tables below (in thousands):

	March 1, 2025				August 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Short-term investments	$—	$8,805	$—	$8,805	$—	$13,505	$—	$13,505
Pension plan assets	—	2,467	—	2,467	—	3,108	—	3,108
Non-qualified deferred compensation plan assets	—	4,339	—	4,339	—	3,295	—	3,295
Foreign currency forward contracts	—	206	—	206	—	117	—	117
Total assets at fair value	$—	$15,817	$—	$15,817	$—	$20,025	$—	$20,025
Liabilities:
Non-qualified deferred compensation plan liability	$—	$2,279	$—	$2,279	$—	$1,605	$—	$1,605
Total liabilities at fair value	$—	$2,279	$—	$2,279	$—	$1,605	$—	$1,605

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

The Company’s foreign currency forward contracts represent contracts the Company has entered into to exchange Canadian dollars for U.S. dollars at fixed exchange rates in order to manage its exposure related to certain forecasted Canadian dollar denominated sales of one of its subsidiaries. These contracts are included in prepaid expenses and other current assets and other long-term assets as of March 1, 2025 and August 31, 2024. The fair value of the forward contracts is based on similar exchange-traded derivatives and is, therefore, included within Level 2 of the fair value hierarchy.

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

As of March 1, 2025, the Company had forward contracts with a notional value of approximately 2.7 million CAD outstanding and recorded the fair value of the contracts of $0.2 million, in prepaid expenses and other current assets with a corresponding gain of $0.2 million in accumulated other comprehensive loss, which was recorded net of tax. During the thirteen and twenty-six weeks ended March 1, 2025, the Company reclassified a nominal amount and $0.1 million, respectively, from accumulated other comprehensive loss to revenue related to the derivative financial instruments. The gain on these forward contracts that resulted in a decrease to accumulated other comprehensive loss as of March 1, 2025 is expected to be reclassified to revenues prior to their maturity on August 29, 2026.

7. Employee Benefit Plans

Defined Contribution Retirement Savings Plan

The Company has a defined contribution retirement savings plan with a 401(k) feature for all eligible U.S. and Canadian employees not under collective bargaining agreements. The Company matches a portion of the employee’s contribution and may make an additional contribution at its discretion. Contributions charged to expense under the plan for the thirteen weeks ended March 1, 2025 and February 24, 2024 were $3.7 million and $4.8 million, respectively. Contributions charged to expense under the plan for the twenty-six weeks ended March 1, 2025 and February 24, 2024 were $7.8 million and $10.1 million, respectively.

Pension Plan and Supplemental Executive Retirement Plan

The Company accounts for its pension plan and Supplemental Executive Retirement Plan on an accrual basis over certain employees’ estimated service periods.

The Company maintains an unfunded Supplemental Executive Retirement Plan for certain eligible employees of the Company and one frozen non-contributory defined benefit pension plan. The amounts charged to expense related to these plans for the thirteen weeks ended March 1, 2025 and February 24, 2024 were $0.4 million for both periods. The amounts charged to expense related to these plans for the twenty-six weeks ended March 1, 2025 and February 24, 2024 were $0.9 million and $0.8 million, respectively.

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

The amounts for employee or employer contributions charged to expense related to the NQDC Plan for the thirteen and twenty-six weeks ended March 1, 2025 were $0.2 million and $0.5 million, respectively. The amounts for employee or employer contributions charged to expense related to the NQDC Plan for the thirteen and twenty-six weeks ended February 24, 2024 were $0.2 million and $0.4 million, respectively.

The Company, at its discretion, may also elect to transfer funds to a trust account with the intention to fund the future liability. Total NQDC Plan assets were $4.3 million and $3.3 million as of March 1, 2025 and August 31, 2024, respectively, and are included within other long-term assets in the accompanying Consolidated Balance Sheets. Total NQDC Plan liabilities were $2.3 million and $1.6 million as of March 1, 2025 and August 31, 2024, respectively, and are included within current accrued liabilities in the accompanying Consolidated Balance Sheets.

Earnings and losses on contributions, based on investment elections, are recorded as a component of compensation expense in the period earned and are included within other (income) expense, net. For the thirteen and twenty-six weeks ended March 1, 2025, other (income) expense was nominal and $(0.1 million), respectively. No amount was recorded for the thirteen and twenty-six weeks ended February 24, 2024.

8. Income Per Share

The Company calculates income per share by allocating income to its unvested participating securities as part of its income per share calculations. The following table sets forth the computation of basic income per share using the two-class method for amounts attributable to the Company’s shares of Common Stock and Class B Common Stock (in thousands, except per share data):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	March 1, 2025	February 24, 2024	March 1, 2025	February 24, 2024
Net income available to shareholders	$24,459	$20,457	$67,564	$62,782
Allocation of net income for Basic:
Common Stock	$20,559	$17,188	$56,778	$52,754
Class B Common Stock	3,900	3,269	10,786	10,028
	$24,459	$20,457	$67,564	$62,782
Weighted average number of shares for Basic:
Common Stock	15,009	15,106	15,011	15,110
Class B Common Stock	3,558	3,590	3,566	3,590
	18,567	18,696	18,577	18,700
Income per share for Basic:
Common Stock	$1.37	$1.14	$3.78	$3.49
Class B Common Stock	$1.10	$0.91	$3.02	$2.79

The Company is required to calculate diluted income per share for Common Stock using the more dilutive of the following two methods:

•
The treasury stock method; or
•
The two-class method assuming a participating security is not exercised or converted.

For the thirteen and twenty-six weeks ended March 1, 2025 and February 24, 2024, the Company’s diluted income per share assumes the conversion of all vested Class B Common Stock into Common Stock and uses the two-class method for its unvested participating shares. The following tables set forth the computation of diluted income per share of Common Stock for the thirteen and twenty-six weeks ended March 1, 2025 and February 24, 2024 (in thousands, except per share data):

	Thirteen Weeks Ended March 1, 2025			Twenty-Six Weeks Ended March 1, 2025
	Earnings to Common Shareholders	Common Shares	Income Per Share	Earnings to Common Shareholders	Common Shares	Income Per Share
As reported - Basic	$20,559	15,009	$1.37	$56,778	15,011	$3.78
Add: effect of dilutive potential common shares
Share-Based Awards	—	82		—	76
Class B Common Stock	3,900	3,558		10,786	3,566
As reported – Diluted	$24,459	18,649	$1.31	$67,564	18,653	$3.62

	Thirteen Weeks Ended February 24, 2024			Twenty-Six Weeks Ended February 24, 2024
	Earnings to Common Shareholders	Common Shares	Income Per Share	Earnings to Common Shareholders	Common Shares	Income Per Share
As reported - Basic	$17,188	15,106	$1.14	$52,754	15,110	$3.49
Add: effect of dilutive potential common shares
Share-Based Awards	—	58		—	58
Class B Common Stock	3,269	3,590		10,028	3,590
As reported – Diluted	$20,457	18,754	$1.09	$62,782	18,758	$3.35

Share-based awards that would result in the issuance of 9,814 and 39,194 shares of Common Stock were excluded from the calculation of diluted income per share for the thirteen and twenty-six weeks ended March 1, 2025, respectively, because they were anti-dilutive. Share-based awards that would result in the issuance of 24,861 and 74,881 shares of Common Stock were excluded from the calculation of diluted income per share for the thirteen and twenty-six weeks ended February 24, 2024, respectively, because they were anti-dilutive.

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

The components of inventory as of March 1, 2025 and August 31, 2024 were as follows (in thousands):

	March 1, 2025	August 31, 2024
Raw materials	$20,224	$22,164
Work in process	2,843	2,832
Finished goods	136,000	131,912
Total inventories	$159,067	$156,908

10. Goodwill and Other Intangible Assets

When the Company acquires a business, the amount assigned to the tangible assets and liabilities and intangible assets acquired is based on their respective fair values determined as of the acquisition date. The excess of the purchase price over the tangible assets and liabilities and intangible assets is recorded as goodwill.

The changes in the carrying amount of goodwill for the twenty-six weeks ended March 1, 2025 were as follows (in thousands):

Balance as of August 31, 2024	$648,850
Goodwill recorded during the period	4,508
Other	(316)
Balance as of March 1, 2025	$653,042

Intangible assets, net in the Company’s Consolidated Balance Sheets were as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
March 1, 2025
Customer contracts	$315,833	$235,714	$80,119
Software	80,626	52,434	28,192
Other intangible assets	39,711	37,082	2,629
	$436,170	$325,230	$110,940

August 31, 2024
Customer contracts	$314,446	$228,456	$85,990
Software	81,482	51,023	30,459
Other intangible assets	39,826	36,276	3,550
	$435,754	$315,755	$119,999

11. Asset Retirement Obligations

Asset retirement obligations generally result from legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset. Accordingly, the Company recognizes asset retirement obligations in the period in which they are incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The Company continues to depreciate, on a straight-line basis, the amount added to property, plant and equipment and recognizes accretion expense in connection with the discounted liability over the various remaining lives which range from approximately one to nineteen years.

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

A reconciliation of the Company’s asset retirement liability for the twenty-six weeks ended March 1, 2025 is as follows (in thousands):

Balance as of August 31, 2024	$17,929
Accretion expense	314
Effect of exchange rate changes	(274)
Change in estimate	(551)
Balance as of March 1, 2025	$17,418

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

There is usually a range of reasonable estimates of the costs associated with each site. In accordance with U.S. GAAP, the Company’s accruals reflect the amount within the range that it believes is the best estimate or the low end of a range of estimates if no point within the range is a better estimate. Where it believes that both the amount of a particular liability and the timing of the payments are reliably determinable, the Company adjusts the cost in current dollars using a rate of 3% for inflation until the time of expected payment and discounts the cost to present value using current risk-free interest rates. As of March 1, 2025, the risk-free interest rates utilized by the Company ranged from 4.51% to 4.55%.

For environmental liabilities that have been discounted, the Company includes interest accretion, based on the effective interest method, in selling and administrative expenses on the accompanying Consolidated Statements of Income.

The changes to the Company’s environmental liabilities for the twenty-six weeks ended March 1, 2025 were as follows (in thousands):

Balance as of August 31, 2024	$31,255
Costs incurred for which reserves have been provided	(1,215)
Insurance proceeds	89
Interest accretion	640
Changes in discount rates	(624)
Revisions in estimates	733
Balance as of March 1, 2025	$30,878

Anticipated payments and insurance proceeds of currently identified environmental remediation liabilities as of March 1, 2025, for the next five fiscal years and thereafter, as measured in current dollars, are reflected below (in thousands):

	2025	2026	2027	2028	2029	Thereafter	Total
Estimated costs – current dollars	$13,264	$2,836	$1,527	$1,280	$997	$15,047	$34,951
Estimated insurance proceeds	(180)	(195)	(159)	(173)	(9)	(230)	(946)
Net anticipated costs	$13,084	$2,641	$1,368	$1,107	$988	$14,817	$34,005
Effect of inflation							10,141
Effect of discounting							(13,268)
Balance as of March 1, 2025							$30,878

Estimated insurance proceeds are primarily obtained from an annuity received as part of a legal settlement with an insurance company. Annual proceeds of approximately $0.3 million are deposited into an escrow account which funds remediation and monitoring costs for two sites related to former operations in Williamstown, Vermont. Annual proceeds received but not expended in the current year accumulate in this account and may be used in future years for costs related to this site through the year 2027. As of March 1, 2025, the balance in this escrow account, which is held in a trust and is not recorded in the Company’s accompanying Consolidated Balance Sheets, was approximately $5.6 million. Also included in estimated insurance proceeds are amounts the Company is entitled to receive pursuant to legal settlements as reimbursements from three insurance companies for estimated costs at one of its sites.

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

Effective tax rate

The Company’s effective tax rate for the thirteen weeks ended March 1, 2025 was 25.0% as compared to 26.2% for the corresponding period in the prior year. The decrease in the effective tax rate for the thirteen weeks ended March 1, 2025 as compared to the corresponding period in the prior year was primarily due to excess tax benefits related to stock-based compensation during the current period. The Company’s effective tax rate for the twenty-six weeks ended March 1, 2025 was 25.4% as compared to 24.3% for the corresponding period in the prior year. The increase in the effective tax rate for the twenty-six weeks ended March 1, 2025 was due primarily to the Company's favorable adjustments to tax reserves during the corresponding prior period.

Uncertain tax positions

The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense, which is consistent with the recognition of these items in prior reporting periods. During the twenty-six weeks ended March 1, 2025, there was a net increase in unrecognized tax position of $1.0 million related to existing reserves.

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

All U.S. and Canadian federal income tax statutes have lapsed for filings up to and including fiscal years 2019 and 2017, respectively. With a few exceptions, the Company is no longer subject to state and local income tax examinations for periods prior to fiscal 2020. The Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change significantly in the next 12 months.

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

On March 9, 2023, the Company exercised the accordion feature of the Credit Agreement pursuant to an amendment to the Credit Agreement. The exercise of the accordion feature increased the aggregate commitments under the Credit Agreement by $100.0 million, for a total aggregate commitment of up to $275.0 million. In addition, the amendment provided for the replacement of LIBOR with Secured Overnight Financing Rate (“SOFR”) such that borrowings are based on, at the Company’s election, the SOFR rate or a base rate, plus in each case a spread based on the Company’s consolidated funded debt ratio. The amendment also refreshed the accordion feature, so that, provided there is no default or event of default under the Credit Agreement and the Company is in compliance with its financial covenants on a pro forma basis, the Company may request an increase in the aggregate commitments under the Credit Agreement (in the form of revolving or term tranches) of up to an additional $100.0 million, for a total aggregate commitment of up to $375.0 million. Availability of credit requires compliance with certain financial and other covenants, including a maximum consolidated funded debt ratio and minimum consolidated interest coverage ratio as defined in the Credit Agreement. The Company evaluates its compliance with these financial covenants on a fiscal quarterly basis. As of March 1, 2025, the interest rates applicable to the Company’s borrowings under the Credit Agreement would be calculated as SOFR plus 1.00% at the time of the respective borrowing.

As of March 1, 2025, the Company had no outstanding borrowings and had outstanding letters of credit amounting to $106.7 million, leaving $168.3 million available for borrowing under the Credit Agreement.

As of March 1, 2025, the Company was in compliance with all covenants under the Credit Agreement.

15. Accumulated Other Comprehensive Loss

The changes in each component of accumulated other comprehensive loss, net of tax, for the thirteen and twenty-six weeks ended March 1, 2025 and February 24, 2024 were as follows (in thousands):

	Thirteen Weeks Ended March 1, 2025
	Foreign Currency Translation	Pension- related (1)	Derivative Financial Instruments (1)	Total Accumulated Other Comprehensive Loss
Balance as of November 30, 2024	$(30,902)	$2,234	$129	$(28,539)
Other comprehensive (loss) income before reclassification	(4,438)	—	67	(4,371)
Amounts reclassified from accumulated other comprehensive loss	—	—	(41)	(41)
Net current period other comprehensive (loss) income	(4,438)	—	25	(4,413)
Balance as of March 1, 2025	$(35,340)	$2,234	$154	$(32,952)

	Twenty-Six Weeks Ended March 1, 2025
	Foreign Currency Translation	Pension- related (1)	Derivative Financial Instruments (1)	Total Accumulated Other Comprehensive Loss
Balance as of August 31, 2024	$(25,966)	$2,234	$88	$(23,644)
Other comprehensive (loss) income before reclassification	(9,374)	—	138	(9,236)
Amounts reclassified from accumulated other comprehensive loss	—	—	(72)	(72)
Net current period other comprehensive (loss) income	(9,374)	—	66	(9,308)
Balance as of March 1, 2025	$(35,340)	$2,234	$154	$(32,952)

	Thirteen Weeks Ended February 24, 2024
	Foreign Currency Translation	Pension- related (1)	Derivative Financial Instruments (1)	Total Accumulated Other Comprehensive Loss
Balance as of November 25, 2023	$(26,655)	$2,582	$149	$(23,924)
Other comprehensive income (loss) before reclassification	919	—	(14)	905
Amounts reclassified from accumulated other comprehensive loss	—	—	(20)	(20)
Net current period other comprehensive income (loss)	919	—	(34)	885
Balance as of February 24, 2024	$(25,736)	$2,582	$115	$(23,039)

	Twenty-Six Weeks Ended February 24, 2024
	Foreign Currency Translation	Pension- related (1)	Derivative Financial Instruments (1)	Total Accumulated Other Comprehensive Loss
Balance as of August 26, 2023	$(26,504)	$2,582	$161	$(23,761)
Other comprehensive income (loss) before reclassification	768	—	(2)	766
Amounts reclassified from accumulated other comprehensive loss	—	—	(44)	(44)
Net current period other comprehensive income (loss)	768	—	(46)	722
Balance as of February 24, 2024	$(25,736)	$2,582	$115	$(23,039)
(1)
Amounts are shown net of tax

Amounts reclassified from accumulated other comprehensive loss, net of tax, for the thirteen and twenty-six weeks ended March 1, 2025 and February 24, 2024 were as follows (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	March 1, 2025	February 24, 2024	March 1, 2025	February 24, 2024
Derivative financial instruments, net:
Forward contracts (a)	$(41)	$(20)	$(72)	$(44)
Total, net of tax	(41)	(20)	(72)	(44)

Total amounts reclassified, net of tax	$(41)	$(20)	$(72)	$(44)

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

The Company refers to the U.S. and Canadian Rental and Cleaning, MFG, and Corporate reporting segments combined as its “Core Laundry Operations,” which is included as a subtotal in the following table (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	March 1, 2025	February 24, 2024	March 1, 2025	February 24, 2024
Revenues:
U.S. and Canadian Rental and Cleaning	$514,181	$507,602	$1,034,474	$1,018,544
MFG	67,044	71,038	144,228	156,077
Net intercompany MFG elimination	(67,044)	(71,038)	(144,228)	(156,077)
Corporate	16,170	14,818	28,620	27,865
Subtotal: Core Laundry Operations	530,351	522,420	1,063,094	1,046,409
Specialty Garments	44,414	43,462	90,357	88,131
First Aid	27,454	24,829	53,676	49,696
Total consolidated revenues	$602,219	$590,711	$1,207,127	$1,184,236

Operating income (loss):
U.S. and Canadian Rental and Cleaning	$73,366	$67,390	$164,762	$153,036
MFG	20,950	19,547	46,751	44,488
Net intercompany MFG elimination	1,783	91	(2,202)	(4,390)
Corporate	(71,832)	(67,982)	(142,021)	(131,997)
Subtotal: Core Laundry Operations	24,267	19,046	67,290	61,137
Specialty Garments	7,433	9,901	19,600	22,018
First Aid	(486)	(1,004)	(145)	(2,075)
Total consolidated operating income	$31,214	$27,943	$86,745	$81,080

Other (income) expense:
Interest income, net	$(2,213)	$(350)	$(4,908)	$(3,184)
Other expense, net	794	575	1,084	1,291
Total consolidated other (income) expense, net	$(1,419)	$225	$(3,824)	$(1,893)
Total consolidated income before income taxes	$32,633	$27,718	$90,569	$82,973

17. Shares Repurchased and Dividends

The Company has two classes of common stock: Common Stock and Class B Common Stock. Each share of Common Stock is entitled to one vote, is freely transferable, and is entitled to a cash dividend equal to 125% of any cash dividend paid on each share of Class B Common Stock. Each share of Class B Common Stock is entitled to ten votes and can be converted to Common Stock on a share-for-share basis. However, until converted to Common Stock, shares of Class B Common Stock are not freely transferable. During the first quarter of fiscal 2025, 31,860 shares of Class B Common Stock were converted to Common Stock. No such conversions occurred during fiscal 2024.

On October 29, 2024, the Company’s Board of Directors declared increased quarterly cash dividends of $0.350 per share of Common Stock and $0.280 per share of Class B Common Stock, up from $0.33 and $0.264 per share, respectively. The amount and timing of any future dividend payment is subject to the approval of the Company’s Board of Directors each quarter.

On October 24, 2023, the Company’s Board of Directors authorized a new share repurchase program to repurchase from time to time up to $100.0 million of the Company’s outstanding shares of Common Stock, inclusive of the amount which remained available under the existing share repurchase program approved in 2021. Repurchases from time to time under the new program, if any, will be made in either the open market or in privately negotiated transactions. The timing, manner, price and amount of any repurchases will depend on a variety of factors, including economic and market conditions, the Company stock price, corporate liquidity requirements and priorities, applicable legal requirements and other factors. The share repurchase program has been funded to date with the Company’s available cash and will be funded in the future using the Company’s available cash or capacity under its Credit Agreement and may be suspended or discontinued at any time. On April 8, 2025, the Company’s Board of Directors authorized a new share repurchase program to repurchase from time to time up to $100.0 million of its outstanding shares of Common Stock, inclusive of the amount which remained available under the existing share repurchase program approved in 2023.

During the thirteen and twenty-six weeks ended March 1, 2025, the Company repurchased 33,000 and 66,605 shares, respectively, for an average price per share of $186.51 and $188.09, respectively, under the share repurchase program. During the thirteen and twenty-six weeks ended February 24, 2024, the Company repurchased 45,250 and 46,750 shares, respectively, for an average price of $173.79 and $173.67, respectively, under the share repurchase program. As of March 1, 2025, the Company had $63.7 million remaining to repurchase shares under the share repurchase program.

18. Related Party

During the thirteen and twenty-six weeks ended March 1, 2025, the Company recognized $0.4 million and $0.8 million of revenue, respectively, with a company for which a member of the Company's Board of Directors served as senior officer throughout such periods.

During the thirteen and twenty-six weeks ended February 24, 2024, the Company recorded $0.8 million and $2.1 million of expense, respectively, with a company for which one member of the Company’s Board of Directors was an executive officer for a portion of such periods. Such member of the Board of Directors is no longer an executive officer of the company, and as a result, no such expenses were recorded during the thirteen and twenty-six weeks ended March 1, 2025.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and any documents incorporated by reference may contain forward-looking statements within the meaning of the federal securities laws. Forward-looking statements contained in this Quarterly Report on Form 10-Q and any documents incorporated by reference are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words such as “estimates,” “anticipates,” “projects,” “plans,” “expects,” “intends,” “believes,” “seeks,” “could,” “should,” “may,” “will,” “strategy,” “objective,” “assume,” “strive,” “design,” “assumption,” “vision” or the negative versions thereof, and similar expressions and by the context in which they are used. Such forward-looking statements are based upon our current expectations and speak only as of the date made. Such statements are highly dependent upon a variety of risks, uncertainties and other important factors that could cause actual results to differ materially from those reflected in such forward-looking statements. Such factors include, but are not limited to, uncertainties caused by an economic recession or other adverse economic conditions, including, without limitation, as a result of elevated inflation or interest rates or extraordinary events or circumstances such as geopolitical conflicts like the conflict between Russia and Ukraine and disruption in the Middle East, and their impact on our customers’ businesses and workforce levels, disruptions of our business and operations, including limitations on, or closures of, our facilities, or the business and operations of our customers or suppliers in connection with extraordinary events or circumstances, uncertainties regarding our ability to consummate acquisitions and successfully integrate acquired businesses, and the performance of such businesses, uncertainties regarding any existing or newly-discovered expenses and liabilities related to environmental compliance and remediation, any adverse outcome of pending or future contingencies or claims, our ability to compete successfully without any significant degradation in our margin rates, seasonal and quarterly fluctuations in business levels, our ability to preserve positive labor relationships and avoid becoming the target of corporate labor unionization campaigns that could disrupt our business, the effect of currency fluctuations on our results of operations and financial condition, our dependence on third parties to supply us with raw materials, which such supply could be severely disrupted as a result of extraordinary events or circumstances such as the conflict between Russia and Ukraine, any loss of key management or other personnel, increased costs as a result of any changes in federal, state, international or other laws, rules and regulations or governmental interpretation of such laws, rules and regulations, uncertainties regarding, or adverse impacts from continued high price levels of natural gas, electricity, fuel and labor or increases in such costs, the negative effect on our business from sharply depressed oil and natural gas prices, the continuing increase in domestic healthcare costs, increased workers’ compensation claim costs, increased healthcare claim costs, our ability to retain and grow our customer base, demand and prices for our products and services, fluctuations in our Specialty Garments business, political or other instability, supply chain disruption or infection among our employees in Mexico and Nicaragua where our principal garment manufacturing plants are located, our ability to properly and efficiently design, construct, implement and operate a new enterprise resource planning (“ERP”) computer system, interruptions or failures of our information technology systems, including as a result of cyber-attacks, additional professional and internal costs necessary for compliance with any changes in or additional Securities and Exchange Commission (“SEC”), New York Stock Exchange and accounting or other rules, including, without limitation, recent rules adopted by the SEC regarding climate-related and cybersecurity-related disclosures, strikes and unemployment levels, our efforts to evaluate and potentially reduce internal costs, the impact of U.S. and foreign trade policies and tariffs or other impositions on imported goods on our business, results of operations and financial condition, our ability to successfully implement our business strategies and processes, including our capital allocation strategies, our ability to successfully remediate the material weaknesses in internal control over financial reporting disclosed in our Annual Report on Form 10-K for the year ended August 31, 2024 and the other factors described under “Part I, Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended August 31, 2024 and in our other filings with the SEC, including, without limitation, under Part II, Item 1A. “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. We undertake no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made.

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

Factors Affecting our Business

In general, we believe that our results of operations are not dependent on moderate changes in the inflation rate. Historically, we have been able to manage the impacts of more significant changes in inflation rates through our customer relationships, customer agreements that generally provide for price increases and continued focus on improvements in operational productivity. However, the inflationary environment in recent years had a negative impact on our margins, including increased energy costs for our vehicles and our plants, and increased wages in the labor markets in which we compete. While inflation has moderated recently, a period of sustained inflation could pressure our margins in future periods. Adverse economic conditions resulting from inflationary pressures, U.S. Federal Reserve actions, including elevated interest rates and/or increases in interest rates, geopolitical issues, U.S. and foreign tariffs or other causes are difficult to predict and may have a material adverse impact on our business, results of operations and financial condition.

Please see Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended August 31, 2024 and Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q for an additional discussion of risks and potential risks of adverse economic conditions on our business, financial condition and results of operations, including, without limitation, as a result of inflation, interest rates, geopolitical issues and tariffs.

Results of Operations

The following table presents certain selected financial data, including the percentage of revenues represented by each item, for the thirteen and twenty-six weeks ended March 1, 2025 and February 24, 2024.

	Thirteen Weeks Ended					Twenty-Six Weeks Ended
(In thousands, except percentages)	March 1, 2025	% of Revenues	February 24, 2024	% of Revenues	% Change	March 1, 2025	% of Revenues	February 24, 2024	% of Revenues	% Change
Revenues	$602,219	100.0%	$590,711	100.0%	1.9%	$1,207,127	100.0%	$1,184,236	100.0%	1.9%

Operating expenses:
Cost of revenues (1)	394,145	65.4	396,191	67.1	(0.5)	775,199	64.2	779,987	65.9	(0.6)
Selling and administrative expenses (1)	141,914	23.6	131,417	22.2	8.0	275,429	22.8	254,276	21.5	8.3
Depreciation and amortization	34,946	5.8	35,160	6.0	(0.6)	69,754	5.8	68,893	5.8	1.2
Total operating expenses	571,005	94.8	562,768	95.3	1.5	1,120,382	92.8	1,103,156	93.2	1.6
Operating income	31,214	5.2	27,943	4.7	11.7	86,745	7.2	81,080	6.8	7.0
Other income, net	(1,419)	(0.2)	225	—	(730.7)	(3,824)	(0.3)	(1,893)	(0.2)	102.0
Income before income taxes	32,633	5.4	27,718	4.7	17.7	90,569	7.5	82,973	7.0	9.2
Provision for income taxes	8,174	1.4	7,261	1.2	12.6	23,005	1.9	20,191	1.7	13.9
Net income	$24,459	4.1%	$20,457	3.5%	19.6%	$67,564	5.6%	$62,782	5.3%	7.6%
(1)
Exclusive of depreciation on our property, plant and equipment and amortization on our intangible assets.

General

We derive our revenues from the services described under “Business Overview” above.

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

In fiscal 2018, we initiated a multiyear customer relationship management (“CRM”) project to further develop, implement and deploy a third-party software application we licensed. This new solution improves functionality, capability and information flow as well as increases automation for our operations in servicing our customers. We began deployment of our CRM project during the second half of fiscal 2021 and concluded the deployment to our U.S. locations in the first quarter of fiscal 2024. We are depreciating this system over a 10-year life and recognized $1.0 million and $2.0 million of amortization expense during the thirteen and twenty-six weeks ended March 1, 2025, respectively.

In fiscal 2022, we initiated a multiyear ERP project that we plan to continue through 2027, with early phases focused on master data management and finance capabilities followed by subsequent phases with a strong focus on supply chain and procurement automation and technology. We believe that this initiative will become the core of our systems technology footprint and will integrate and complement the capabilities of the CRM system. We expect the ERP system, and the new supply chain and procurement capabilities that it will provide to enable lower operating costs and reduce customer churn. Such benefits are expected to be delivered through enhanced inventory utilization and vendor management, improved response times to customer orders and more efficient back-end processes. As of March 1, 2025, we capitalized $31.0 million related to our ERP project.

We refer to our CRM and ERP projects together as our “Key Initiatives”. For the thirteen weeks ended March 1, 2025, we expensed $1.9 million of non-recurring costs related to our Key Initiatives, primarily relating to our ERP project. For the twenty-six weeks ended March 1, 2025, we expensed $4.4 million of non-recurring costs related to our Key Initiatives, primarily relating to our ERP project.

Thirteen weeks ended March 1, 2025 compared with thirteen weeks ended February 24, 2024

Revenues

(In thousands, except percentages)	March 1, 2025	February 24, 2024	Dollar Change	Percent Change
Core Laundry Operations	$530,351	$522,420	$7,931	1.5%
Specialty Garments	44,414	43,462	952	2.2%
First Aid	27,454	24,829	2,625	10.6%
Total consolidated revenues	$602,219	$590,711	$11,508	1.9%

The increase in consolidated revenues of 1.9% during the thirteen weeks ended March 1, 2025 compared to the prior year comparable period was due primarily to growth in our Core Laundry Operations of 1.5%. The increase in our Core Laundry Operations was due to organic growth of 1.9%. The effect of the Canadian dollar exchange rate resulted in changes in our revenues of (0.4)%. The Core Laundry Operations organic growth rate was primarily the result of solid new account sales in fiscal 2024 and the first half of fiscal 2025.

In the thirteen weeks ended March 1, 2025, Specialty Garments revenues increased compared to the prior year comparable period due primarily to the growth in the European nuclear operations partially offset by a decrease in our cleanroom operations. Specialty Garments’ results are often affected by seasonality and the timing and length of its customers’ power reactor outages as well as its project-based activities.

First Aid revenues in the same period increased 10.6% compared to the prior year comparable period due to double-digit growth in our van business.

Cost of revenues

(In thousands, except percentages)	March 1, 2025	February 24, 2024	Dollar Change	Percent Change
Cost of revenues	$394,145	$396,191	$(2,046)	(0.5)%
% of Revenues	65.4%	67.1%

Consolidated cost of revenues and cost of revenues as a percentage of revenue both decreased in the thirteen weeks ended thirteen weeks ended March 1, 2025 compared to the prior year comparable period due primarily to lower merchandise and production costs as a percentage of revenues. These decreases were partially offset by higher healthcare claims expense in the prior year comparable period.

Selling and administrative expenses

(In thousands, except percentages)	March 1, 2025	February 24, 2024	Dollar Change	Percent Change
Selling and administrative expenses	$141,914	$131,417	$10,497	8.0%
% of Revenues	23.6%	22.2%

The increase in selling and administrative costs during the thirteen weeks ended March 1, 2025 compared to the prior year comparable period due primarily to investments we continue to make in building our capabilities and to execute through the initiatives that are advancing.

Depreciation and amortization

(In thousands, except percentages)	March 1, 2025	February 24, 2024	Dollar Change	Percent Change
Depreciation and amortization	$34,946	$35,160	$(214)	(0.6)%
% of Revenues	5.8%	6.0%

Depreciation and amortization expense remained relatively consistent during the thirteen weeks ended March 1, 2025 compared to the prior year comparable period.

Operating income

For the thirteen weeks ended March 1, 2025 and February 24, 2024, changes in our revenues and costs as discussed above resulted in the following changes in our operating income and margin:

(In thousands, except percentages)	March 1, 2025	February 24, 2024	Dollar Change	Percent Change
Core Laundry Operations	$24,267	$19,046	$5,221	27.4%
Specialty Garments	7,433	9,901	(2,468)	(24.9)%
First Aid	(486)	(1,004)	518	(51.6)%
Operating income	$31,214	$27,943	$3,271	11.7%
Operating income margin	5.2%	4.7%

Other (income) expense, net

(In thousands, except percentages)	March 1, 2025	February 24, 2024	Dollar Change	Percent Change
Interest income, net	$(2,213)	$(350)	$(1,863)	532.3%
Other expense, net	794	575	219	38.1%
Total other (income) expense, net	$(1,419)	$225	$(1,644)	(730.7)%

Other (income) expense, net during the thirteen weeks ended March 1, 2025 increased as compared to the prior year comparable period primarily due to higher interest income. With improved cash flows from operating activities over the last couple of years, we have generated additional cash reserves.

Provision for income taxes

(In thousands, except percentages)	March 1, 2025	February 24, 2024	Dollar Change	Percent Change
Provision for income taxes	$8,174	$7,261	$913	12.6%
Effective income tax rate	25.0%	26.2%

The decrease in the effective tax rate for the thirteen weeks ended March 1, 2025 as compared to the corresponding period in the prior year was primarily due to excess tax benefits related to stock-based compensation during the current period.

Twenty-six weeks ended March 1, 2025 compared with twenty-six weeks ended February 24, 2024

Revenues

(In thousands, except percentages)	March 1, 2025	February 24, 2024	Dollar Change	Percent Change
Core Laundry Operations	$1,063,094	$1,046,409	$16,685	1.6%
Specialty Garments	90,357	88,131	2,226	2.5%
First Aid	53,676	49,696	3,980	8.0%
Total consolidated revenues	$1,207,127	$1,184,236	$22,891	1.9%

The increase in consolidated revenues of 1.9% during the twenty-six weeks ended March 1, 2025 compared to the prior year comparable period was due primarily to growth in our Core Laundry Operations of 1.6%. The increase in our Core Laundry Operations was due to organic growth of 1.8%. The effect of the Canadian dollar exchange rate resulted in changes in our revenues of (0.2)%. The Core Laundry Operations strong organic growth rate was primarily the result of solid new account sales and improved pricing with our customers.

In the twenty-six weeks ended March 1, 2025, Specialty Garments revenues increased compared to the prior year comparable period due primarily to the growth in the European and North American nuclear operations partially offset by a decrease in our cleanroom operations. Specialty Garments’ results are often affected by seasonality and the timing and length of its customers’ power reactor outages as well as its project-based activities. First Aid revenues in the same period increased 8.0% compared to the prior year comparable period due to strong growth in our van business partially offset by a decrease in our wholesale business.

Cost of revenues

(In thousands, except percentages)	March 1, 2025	February 24, 2024	Dollar Change	Percent Change
Cost of revenues	$775,199	$779,987	$(4,788)	(0.6)%
% of Revenues	64.2%	65.9%

The decrease in consolidated cost of revenues of 0.6% during the twenty-six weeks ended March 1, 2025 compared to the prior year comparable period was due primarily to lower merchandise and production costs as a percentage of revenues. Partially offsetting these decreases were higher healthcare claims expense compared to the prior year comparable period.

Selling and administrative expenses

(In thousands, except percentages)	March 1, 2025	February 24, 2024	Dollar Change	Percent Change
Selling and administrative expenses	$275,429	$254,276	$21,153	8.3%
% of Revenues	22.8%	21.5%

The increase in selling and administrative costs of 8.3% during the twenty-six weeks ended March 1, 2025 compared to the prior year comparable period was due primarily to investments we continue to make in building our capabilities and to execute through the initiatives that are advancing.

Depreciation and amortization

(In thousands, except percentages)	March 1, 2025	February 24, 2024	Dollar Change	Percent Change
Depreciation and amortization	$69,754	$68,893	$861	1.2%
% of Revenues	5.8%	5.8%

Depreciation and amortization expense remained relatively consistent during the twenty-six weeks ended March 1, 2025 compared to the prior year comparable period.

Operating income

(In thousands, except percentages)	March 1, 2025	February 24, 2024	Dollar Change	Percent Change
Core Laundry Operations	$67,290	$61,137	$6,153	10.1%
Specialty Garments	19,600	22,018	(2,418)	(11.0)%
First Aid	(145)	(2,075)	1,930	(93.0)%
Operating income	$86,745	$81,080	$5,665	7.0%
Operating income margin	7.2%	6.8%

Other income, net

(In thousands, except percentages)	March 1, 2025	February 24, 2024	Dollar Change	Percent Change
Interest income, net	$(4,908)	$(3,184)	$(1,724)	54.1%
Other expense, net	1,084	1,291	(207)	(16.0)%
Total other income, net	$(3,824)	$(1,893)	$(1,931)	102.0%

Other income, net during the twenty-six weeks ended March 1, 2025 increased as compared to the prior year comparable period primarily due to higher interest income. With improved cash flows from operating activities over the last couple of years, we have generated additional cash reserves.

Provision for income taxes

(In thousands, except percentages)	March 1, 2025	February 24, 2024	Dollar Change	Percent Change
Provision for income taxes	$23,005	$20,191	$2,814	13.9%
Effective income tax rate	25.4%	24.3%

The increase in the effective tax rate for the twenty-six weeks ended March 1, 2025 as compared to the corresponding period in the prior year was due primarily to favorable adjustments to our tax reserves during the corresponding prior period.

Liquidity and Capital Resources

General

Cash and cash equivalents, and short-term investments totaled $201.0 million as of March 1, 2025, an increase of $25.9 million from $175.1 million as of August 31, 2024. The increase in cash and cash equivalents and short-term investments was largely driven by our cash flows from operating activities. We generated $128.3 million and $106.7 million in cash from operating activities in the twenty-six weeks ended March 1, 2025 and February 24, 2024, respectively. The increase was due primarily to increased profitability and lower working capital needs of the business. During the twenty-six weeks ended March 1, 2025, we continued to invest in our business with capital expenditures totaling $66.1 million.

Pursuant to the share repurchase program approved by our Board of Directors on October 24, 2023, we repurchased 66,605 shares of our Common Stock for an aggregate of approximately $12.5 million during the twenty-six weeks ended March 1, 2025. As of March 1, 2025, we had $63.7 million remaining to repurchase shares under the share repurchase program. On April 8, 2025, our Board of Directors authorized a new share repurchase program to repurchase from time to time up to $100.0 million of our outstanding shares of Common Stock, inclusive of the amount which remained available under the existing share repurchase program approved in 2023.

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

Sources and uses of cash flows for the twenty-six weeks ended March 1, 2025 and February 24, 2024, respectively, are summarized as follows:

(In thousands, except percentages)	March 1, 2025	February 24, 2024	Dollar Change	Percent Change
Net cash provided by operating activities	$128,304	$106,725	$21,579	20.2%
Net cash used in investing activities	(67,225)	(73,447)	6,222	(8.5)%
Net cash used in financing activities	(28,895)	(22,266)	(6,629)	29.8%
Effect of exchange rate changes	(1,581)	83	(1,664)	(2004.8)%
Net increase in cash and cash equivalents	$30,603	$11,095	$19,508	175.8%

Net Cash Provided by Operating Activities

The net cash provided by operating activities during the twenty-six weeks ended March 1, 2025 increased as compared to the prior year comparable period due to our improved profitability as well as positive impacts from receivables of $7.7 million, inventories of $7.7 million, accounts payable of $4.3 million and rental merchandise in service of $3.1 million.

The positive impact from receivables was due primarily to a focused effort on collections and timing of cash receipts. The positive impact from inventories was due primarily to a focused effort on managing our inventory balances in the current year. The positive impact from accounts payable was due primarily to timing of cash payments. The positive impact from merchandise in service was due primarily to fewer garments being placed in service to support our rental customers.

These increases were partially offset by a $6.4 million decrease in prepaid and accrued income taxes, which was due primarily to the normalization of prepayments during twenty-six weeks ended March 1, 2025 following our large prepaid tax position at the end of fiscal 2023 resulting in lower tax deposits during through twenty-six weeks ended February 24, 2024. The negative impact on accrued liabilities of $2.7 million was due primarily to timing.

Net Cash Used in Investing Activities

The net cash used in investing activities during the twenty-six weeks ended March 1, 2025 decreased as compared to the prior year comparable period due primarily to reduced capital expenditures of $6.8 million. Offsetting this decrease was an increase in cash paid for acquisitions of $5.4 million during the twenty-six weeks ended March 1, 2025 as compared to the prior year comparable period.

Net Cash Used in Financing Activities

The net cash used in financing activities during the twenty-six weeks ended March 1, 2025 increased as compared to the prior year comparable period due primarily to a $4.4 million increase in the repurchase of Common Stock during the period and increases in taxes withheld and paid related to net-share settlement of equity awards of $1.6 million.

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

On March 9, 2023, we exercised the accordion feature of the Credit Agreement pursuant to an amendment to the Credit Agreement. The exercise of the accordion feature increased the aggregate commitments under the Credit Agreement by $100.0 million, for a total aggregate commitment of up to $275.0 million. In addition, the amendment provided for the replacement of LIBOR with Secured Overnight Financing Rate (“SOFR”) such that borrowings are based on, at our election, the SOFR rate or a base rate, plus in each case a spread based on our consolidated funded debt ratio. The amendment also refreshed the accordion feature, so that, provided there is no default or event of default under the Credit Agreement and we are in compliance with our financial covenants on a pro forma basis, we may request an increase in the aggregate commitments under the Credit Agreement (in the form of revolving or term tranches) of up to an additional $100.0 million, for a total aggregate commitment of up to $375.0 million. Availability of credit requires compliance with certain financial and other covenants, including a maximum consolidated funded debt ratio and minimum consolidated interest coverage ratio as defined in the Credit Agreement. We test our compliance with these financial covenants on a fiscal quarterly basis. As of March 1, 2025, the interest rates applicable to our borrowings under the Credit Agreement would be calculated as SOFR plus 1.00% at the time of the respective borrowing.

As of March 1, 2025, we had no outstanding borrowings and had outstanding letters of credit amounting to $106.7 million, leaving $168.3 million available for borrowing under the Credit Agreement.

As of March 1, 2025, we were in compliance with all covenants under the Credit Agreement.

Derivative Instruments and Hedging Activities

See Item 3. “Quantitative and Qualitative Disclosures About Market Risk” in this Quarterly Report on Form 10-Q for information regarding our derivative instruments and hedging activities.

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

Generally accepted accounting principles in the United States (“U.S. GAAP”), requires that a liability for contingencies be recorded when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Significant judgment is required to determine the existence of a liability, as well as the amount to be recorded. We regularly consult with attorneys and outside consultants in our consideration of the relevant facts and circumstances before recording a contingent liability. Changes in enacted laws, regulatory orders or decrees, our estimates of costs, risk-free interest rates, insurance proceeds, participation by other parties, the timing of payments, the input of our attorneys and outside consultants or other factual circumstances could have a material impact on the amounts recorded for our environmental and other contingent liabilities.

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

There is usually a range of reasonable estimates of the costs associated with each site. In accordance with U.S. GAAP, our accruals represent the amount within the range that we believe is the best estimate or the low end of a range of estimates if no point within the range is a better estimate. When we believe that both the amount of a particular liability and the timing of the payments are reliably determinable, we adjust the cost in current dollars using a rate of 3% for inflation until the time of expected payment and discount the cost to present value using current risk-free interest rates. As of March 1, 2025, the risk-free interest rates we utilized ranged from 4.51% to 4.55%.

For environmental liabilities that have been discounted, we include interest accretion, based on the effective interest method, in selling and administrative expenses on the Consolidated Statements of Income. The changes to the amounts of our environmental liabilities for the twenty-six weeks ended March 1, 2025 were as follows (in thousands):

Balance as of August 31, 2024	$31,255
Costs incurred for which reserves have been provided	(1,215)
Insurance proceeds	89
Interest accretion	640
Changes in discount rates	(624)
Revisions in estimates	733
Balance as of March 1, 2025	$30,878

Anticipated payments and insurance proceeds relating to currently identified environmental remediation liabilities as of March 1, 2025, for the next five fiscal years and thereafter, as measured in current dollars, are reflected below (in thousands):

	2025	2026	2027	2028	2029	Thereafter	Total
Estimated costs – current dollars	$13,264	$2,836	$1,527	$1,280	$997	$15,047	$34,951
Estimated insurance proceeds	(180)	(195)	(159)	(173)	(9)	(230)	(946)
Net anticipated costs	$13,084	$2,641	$1,368	$1,107	$988	$14,817	$34,005
Effect of inflation							10,141
Effect of discounting							(13,268)
Balance as of March 1, 2025							$30,878

Estimated insurance proceeds are primarily obtained from an annuity received as part of our legal settlement with an insurance company. Annual proceeds of approximately $0.3 million are deposited into an escrow account which funds remediation and monitoring costs for two sites related to our former operations. Annual proceeds received but not expended in the current year accumulate in this account and may be used in future years for costs related to this site through the year 2027. As of March 1, 2025, the balance in this escrow account, which is held in a trust and is not recorded in our Consolidated Balance Sheets, was approximately $5.6 million. Also included in estimated insurance proceeds are amounts we are entitled to receive pursuant to legal settlements as reimbursements from three insurance companies for estimated costs at one of our sites.

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

Contractual Obligations and Other Commercial Commitments

As of March 1, 2025, there were no material changes to our contractual obligations that were disclosed in our Annual Report on Form 10-K for the year ended August 31, 2024. As of March 1, 2025, we did not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The discussion of our financial condition and results of operations is based upon the Consolidated Financial Statements, which have been prepared in conformity with U.S. GAAP. As such, management is required to make certain estimates, judgments and assumptions that are believed to be reasonable based on the information available. These estimates and assumptions affect the reported amount of assets and liabilities, revenues and expenses, and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results may differ from these estimates under different assumptions or conditions.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

We have determined that all of our foreign subsidiaries operate primarily in local currencies that represent the functional currencies of such subsidiaries. All assets and liabilities of our foreign subsidiaries are translated into U.S. dollars using the exchange rate prevailing at the balance sheet date. The effects of exchange rate fluctuations on the translation of assets and liabilities are recorded as a component of shareholders’ equity. Revenues and expenses are translated at the average exchange rates in effect during each month of the fiscal year. As such, our financial condition and operating results are affected by fluctuations in the value of the U.S. dollar as compared to currencies in foreign countries. Revenues denominated in currencies other than the U.S. dollar represented approximately 6.9% and 7.0%, respectively, of total consolidated revenues for the thirteen and twenty-six weeks ended March 1, 2025. Total assets denominated in currencies other than the U.S. dollar represented approximately 6.4% and 6.8% of our total consolidated assets as of March 1, 2025 and August 31, 2024, respectively. If exchange rates had increased or decreased by 10% from the actual rates in effect during the thirteen and twenty-six weeks ended March 1, 2025, our revenues would have increased or decreased by $4.2 million and $8.5 million, respectively, and total assets as of March 1, 2025 would have increased or decreased by approximately $17.6 million.

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

As of March 1, 2025, we had forward contracts with a notional value of approximately 2.7 million CAD outstanding and recorded the fair value of the contracts of $0.2 million in prepaid expenses and other current assets with a corresponding gain of $0.2 million in accumulated other comprehensive loss, which was recorded net of tax. During the thirteen and twenty-six weeks ended March 1, 2025, we reclassified a nominal amount and $0.1 million, respectively, from accumulated other comprehensive loss to revenue related to the derivative financial instruments. The gain on these forward contracts that resulted in a decrease to accumulated other comprehensive loss as of March 1, 2025 is expected to be reclassified to revenues prior to their maturity on August 29, 2026.

Other than the forward contracts, discussed above, we do not operate a hedging program to mitigate the effect of a significant change in the value of the functional currencies of our foreign subsidiaries, which include the Canadian dollar, euro, British pound, Mexican peso and Nicaraguan cordoba, as compared to the U.S. dollar. Any losses or gains resulting from unhedged foreign currency transactions, including exchange rate fluctuations on intercompany accounts are reported as transaction losses (gains) in our other income, net. The intercompany payables and receivables are denominated in Canadian dollars, euros, British pounds, Mexican pesos and Nicaraguan cordobas. During the thirteen and twenty-six weeks ended March 1, 2025, transaction gains of $0.4 million were included in other income for both periods. If exchange rates had increased or decreased by 10% during the thirteen and twenty-six weeks ended March 1, 2025, we would have recognized exchange gains or losses of approximately $0.1 million for both periods.

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

Changes in Internal Control over Financial Reporting

Other than the remediation measures with respect to the material weaknesses described below, there were no changes in our internal control over financial reporting during the second quarter of fiscal 2025 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

The intended remediation actions include: (i) reassessing and redesigning our manage change and manage access processes and controls, (ii) enhancing oversight and involvement from our recently created business controls group, (iii) strengthening our internal policies related to IT general controls (“ITGCs”), (iv) enhancing training and awareness programs addressing ITGCs and policies, including further education of control owners regarding the principles and requirements of each control, (v) implementing an Identity and Access Management (IAM) system, which will provide enhanced control over the provisioning of user access management, and (vi) the hiring of our new Chief Information and Technology Officer, which occurred during the first quarter of fiscal 2025, who is overseeing and informing the remediation actions.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended August 31, 2024, which could materially affect our business, financial condition, and future results. The risks described in our Annual Report on Form 10-K are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and operating results. Except to the extent previously updated or below or to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors (including, without limitation, the matters discussed in Part I, Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations”), there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended August 31, 2024.

U.S. and foreign trade policies, including the assessment of tariffs and other impositions on imported goods, may have a material adverse impact on our business.

The U.S. and certain foreign countries have recently announced new or increased tariffs on imported goods, and additional tariffs or increases in tariffs could be assessed in the future. If any such tariffs were to increase our cost of obtaining raw materials or products from suppliers and we were unable to mitigate the impacts of any such increased costs, it could have a material adverse impact on our business and our results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about repurchases of our equity securities during the thirteen weeks ended March 1, 2025:

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (1)
December 1, 2024 - December 28, 2024	19,500	$189.37	19,500	$66,153,905
December 29, 2024 - January 25, 2025	13,500	$182.32	13,500	$63,692,284
January 26, 2025 - March 1, 2025	—	$—	—	$63,692,284
Total	33,000		33,000
(1)
On October 24, 2023, our Board of Directors authorized a new share repurchase program to repurchase from time to time up to $100.0 million of our outstanding shares of Common Stock, inclusive of the amount which remained available under the existing share repurchase program approved in 2021. Repurchases made from time to time under the new program, if any, will be made in either the open market or in privately negotiated transactions. The timing, manner, price and amount of any repurchase will depend on a variety of factors, including economic and market conditions, the Company stock price, corporate liquidity requirements and priorities, applicable legal requirements and other factors. The share repurchase program has been funded to date using our available cash and may be suspended or discontinued at any time. On April 8, 2025, our Board of Directors authorized a new share repurchase program to repurchase from time to time up to $100.0 million of our outstanding shares of Common Stock, inclusive of the amount which remained available under the existing share repurchase program approved in 2023.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

On February 10, 2025, David Katz, Executive Vice President, Sales and Marketing of the Company, adopted a trading arrangement for the sale of the Company’s Common Stock (the “Rule 10b5-1 Trading Plan”) that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c). The Rule 10b5-1 Trading Plan, which has a term expiring on May 1, 2026, provides for the sale of up to 3,797 shares of Common Stock pursuant to the terms of the plan.

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

101

The following financial information from UniFirst Corporation Quarterly Report on Form 10-Q for the quarter ended March 1, 2025 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101) (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UniFirst Corporation

April 10, 2025	By:	/s/ Steven S. Sintros
Steven S. Sintros
President and Chief Executive Officer

April 10, 2025	By:	/s/ Shane O’Connor
Shane O’Connor
Executive Vice President and Chief Financial Officer