Form 10-Q
period 2025-05-31
UNIFIRST CORP
filed 2025-07-09
CIK 717954

9 u

United States

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2025

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

The number of outstanding shares of UniFirst Corporation Common Stock and Class B Common Stock as of July 2, 2025 were 14,991,657 and 3,551,265, respectively.

UniFirst Corporation

Quarterly Report on Form 10-Q

For the Thirteen and Thirty-Nine Weeks Ended May 31, 2025

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Statements of Income

UniFirst Corporation and Subsidiaries

(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(In thousands, except per share data)	May 31, 2025	May 25, 2024	May 31, 2025	May 25, 2024
Revenues	$610,778	$603,328	$1,817,905	$1,787,564

Operating expenses:
Cost of revenues (1)	385,189	391,244	1,160,388	1,171,231
Selling and administrative expenses (1)	142,690	129,074	418,119	383,350
Depreciation and amortization	34,722	34,560	104,476	103,453
Total operating expenses	562,601	554,878	1,682,983	1,658,034
Operating income	48,177	48,450	134,922	129,530

Other (income) expense:
Interest income, net	(2,514)	(1,406)	(7,422)	(4,590)
Other (income) expense, net	(2,704)	522	(1,620)	1,813
Total other income, net	(5,218)	(884)	(9,042)	(2,777)
Income before income taxes	53,395	49,334	143,964	132,307
Provision for income taxes	13,715	11,277	36,720	31,468
Net income	$39,680	$38,057	$107,244	$100,839

Income per share – Basic:
Common Stock	$2.22	$2.12	$6.01	$5.61
Class B Common Stock	$1.78	$1.70	$4.80	$4.49

Income per share – Diluted:
Common Stock	$2.13	$2.03	$5.76	$5.38

Income allocated to – Basic:
Common Stock	$33,346	$31,962	$90,126	$84,716
Class B Common Stock	$6,334	$6,095	$17,118	$16,123

Income allocated to – Diluted:
Common Stock	$39,680	$38,057	$107,244	$100,839

Weighted average shares outstanding – Basic:
Common Stock	14,990	15,062	15,007	15,094
Class B Common Stock	3,557	3,590	3,563	3,590

Weighted average shares outstanding – Diluted:
Common Stock	18,607	18,705	18,633	18,738
(1)
Exclusive of depreciation of the Company’s property, plant and equipment and amortization of its intangible assets.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income

UniFirst Corporation and Subsidiaries

(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(In thousands)	May 31, 2025	May 25, 2024	May 31, 2025	May 25, 2024
Net income	$39,680	$38,057	$107,244	$100,839
Other comprehensive income (loss):
Foreign currency translation adjustments	8,619	(598)	(755)	170
Change in fair value of derivatives, net of income taxes	(84)	6	(18)	(40)
Other comprehensive income (loss)	8,535	(592)	(773)	130
Comprehensive income	$48,215	$37,465	$106,471	$100,969

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Balance Sheets

UniFirst Corporation and Subsidiaries

(Unaudited)

(In thousands, except share and par value data)	May 31, 2025	August 31, 2024
Assets
Current assets:
Cash and cash equivalents	$211,910	$161,571
Short-term investments	—	13,505
Receivables, less reserves of $7,956 and $7,916	281,815	278,851
Inventories	148,847	156,908
Rental merchandise in service	227,580	237,969
Prepaid taxes	12,133	14,893
Prepaid expenses and other current assets	55,589	51,979
Total current assets	937,874	915,676
Property, plant and equipment, net	817,931	801,612
Goodwill	653,300	648,850
Customer contracts, net	76,378	85,990
Other intangible assets, net	30,904	34,009
Deferred income taxes	851	833
Operating lease right-of-use assets, net	72,461	66,682
Other assets	170,328	142,761
Total assets	$2,760,027	$2,696,413
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$76,395	$92,509
Accrued liabilities	172,719	170,240
Accrued taxes	—	447
Operating lease liabilities, current	17,835	18,241
Total current liabilities	266,949	281,437
Accrued liabilities	124,366	123,401
Accrued and deferred income taxes	137,029	132,496
Operating lease liabilities	56,892	50,568
Total liabilities	585,236	587,902
Commitments and contingencies (Note 12)
Shareholders’ equity:
Preferred Stock, $1.00 par value; 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $0.10 par value; 30,000,000 shares authorized; 14,935,888 and 15,000,552 shares issued and outstanding as of May 31, 2025 and August 31, 2024, respectively	1,494	1,500
Class B Common Stock, $0.10 par value; 20,000,000 shares authorized; 3,553,435 and 3,590,295 shares issued and outstanding as of May 31, 2025 and August 31, 2024, respectively	355	359
Capital surplus	108,486	104,791
Retained earnings	2,088,873	2,025,505
Accumulated other comprehensive loss	(24,417)	(23,644)
Total shareholders’ equity	2,174,791	2,108,511
Total liabilities and shareholders’ equity	$2,760,027	$2,696,413

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Equity

UniFirst Corporation and Subsidiaries

(Unaudited)

(In thousands)	Common Shares	Class B Common Shares	Common Stock	Class B Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance, as of August 26, 2023	15,104	3,590	$1,510	$359	$99,303	$1,926,549	$(23,761)	$2,003,960
Net income	—	—	—	—	—	42,325	—	42,325
Change in fair value of derivatives (1)	—	—	—	—	—	—	(12)	(12)
Foreign currency translation	—	—	—	—	—	—	(151)	(151)
Dividends declared Common Stock ($0.33 per share)	—	—	—	—	—	(4,993)	—	(4,993)
Dividends declared Class B Common Stock ($0.264 per share)	—	—	—	—	—	(948)	—	(948)
Repurchase of Common Stock	(2)	—	—	—	(10)	(245)	—	(255)
Share-based compensation, net (2)	—	—	—	—	244	—	—	244
Share-based awards exercised, net (1)	26	—	3	—	—	—	—	3
Balance, as of November 25, 2023	15,128	3,590	$1,513	$359	$99,537	$1,962,688	$(23,924)	$2,040,173
Net income	—	—	—	—	—	20,457	—	20,457
Change in fair value of derivatives (1)	—	—	—	—	—	—	(34)	(34)
Foreign currency translation	—	—	—	—	—	—	919	919
Dividends declared Common Stock ($0.33 per share)	—	—	—	—	—	(4,976)	—	(4,976)
Dividends declared Class B Common Stock ($0.264 per share)	—	—	—	—	—	(948)	—	(948)
Repurchase of Common Stock	(45)	—	(4)	—	(298)	(7,562)	—	(7,864)
Share-based compensation, net (2)	—	—	—	—	1,958	—	—	1,958
Share-based awards exercised, net (1)	4	—	—	—	—	—	—	—
Balance, as of February 24, 2024	15,087	3,590	$1,509	$359	$101,197	$1,969,659	$(23,039)	$2,049,685
Net income	—	—	—	—	—	38,057	—	38,057
Change in fair value of derivatives (1)	—	—	—	—	—	—	6	6
Foreign currency translation	—	—	—	—	—	—	(598)	(598)
Dividends declared Common Stock ($0.33 per share)	—	—	—	—	—	(4,961)	—	(4,961)
Dividends declared Class B Common Stock ($0.264 per share)	—	—	—	—	—	(948)	—	(948)
Repurchase of Common Stock	(47)	—	(5)	—	(311)	(7,528)	—	(7,844)
Share-based compensation, net (2)	—	—	—	—	2,211	—	—	2,211
Balance, as of May 25, 2024	15,040	3,590	$1,504	$359	$103,097	$1,994,279	$(23,631)	$2,075,608

(In thousands)	Common Shares	Class B Common Shares	Common Stock	Class B Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance, as of August 31, 2024	15,000	3,590	$1,500	$359	$104,791	$2,025,505	$(23,644)	$2,108,511
Net income	—	—	—	—	—	43,105	—	43,105
Change in fair value of derivatives (1)	—	—	—	—	—	—	41	41
Foreign currency translation	—	—	—	—	—	—	(4,936)	(4,936)
Dividends declared Common Stock ($0.350 per share)	—	—	—	—	—	(5,260)	—	(5,260)
Dividends declared Class B Common Stock ($0.280 per share)	—	—	—	—	—	(996)	—	(996)
Repurchase of Common Stock	(34)	—	(3)	—	(235)	(6,135)	—	(6,373)
Share-based compensation, net (2)	—	—	—	—	(448)	—	—	(448)
Share-based awards exercised, net (1)	33	—	3	—	—	—	—	3
Shares converted	32	(32)	3	(3)	—	—	—	—
Balance, as of November 30, 2024	15,031	3,558	1,503	356	104,108	2,056,219	(28,539)	2,133,647
Net income	—	—	—	—	—	24,459	—	24,459
Change in fair value of derivatives (1)	—	—	—	—	—	—	25	25
Foreign currency translation	—	—	—	—	—	—	(4,438)	(4,438)
Dividends declared Common Stock ($0.350 per share)	—	—	—	—	—	(5,251)	—	(5,251)
Dividends declared Class B Common Stock ($0.280 per share)	—	—	—	—	—	(996)	—	(996)
Repurchase of Common Stock	(33)	—	(3)	—	(231)	(5,921)	—	(6,155)
Share-based compensation, net (2)	—	—	—	—	2,264	—	—	2,264
Share-based awards exercised, net (1)	8	—	1	—	—	—	—	1
Balance, as of March 1, 2025	15,006	3,558	$1,501	$356	$106,141	$2,068,510	$(32,952)	$2,143,556
Net income	—	—	—	—	—	39,680	—	39,680
Change in fair value of derivatives	—	—	—	—	—	—	(84)	(84)
Foreign currency translation	—	—	—	—	—	—	8,619	8,619
Dividends declared Common Stock ($0.350 per share)	—	—	—	—	—	(5,227)	—	(5,227)
Dividends declared Class B Common Stock ($0.280 per share)	—	—	—	—	—	(995)	—	(995)
Repurchase of Common Stock	(76)	—	(8)	—	(531)	(13,095)	—	(13,634)
Share-based compensation, net (2)	—	—	—	—	2,876	—	—	2,876
Share-based awards exercised, net (1)	1	—	—	—	—	—	—	—
Shares converted	5	(5)	1	(1)	—	—	—	—
Balance, as of May 31, 2025	14,936	3,553	1,494	355	108,486	2,088,873	(24,417)	2,174,791

(1)
These amounts are shown net of the effect of income taxes.
(2)
These amounts are shown net of any shares withheld by the Company to satisfy certain tax withholding obligations in connection with the vesting of certain restricted stock units.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statements of Cash Flows

UniFirst Corporation and Subsidiaries

(Unaudited)

Thirty-Nine Weeks Ended (in thousands)	May 31, 2025	May 25, 2024
Cash flows from operating activities:
Net income	$107,244	$100,839
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization (1)	104,476	103,453
Share-based compensation	9,049	7,145
Accretion on environmental contingencies	960	948
Accretion on asset retirement obligations	602	721
Deferred income taxes	3,514	4,048
Gain on sale of property and equipment	(2,690)	—
Other	336	1,061
Changes in assets and liabilities, net of acquisitions:
Receivables, less reserves	(3,174)	(5,288)
Inventories	8,338	(13,101)
Rental merchandise in service	10,018	5,308
Prepaid expenses and other current assets and Other assets	(16,729)	(11,518)
Accounts payable	(16,668)	(5,118)
Accrued liabilities	(12,190)	(3,212)
Prepaid and accrued income taxes	3,395	7,726
Net cash provided by operating activities	196,481	193,012

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(5,374)	(203)
Capital expenditures, including capitalization of software costs	(109,823)	(121,937)
Purchases of investments	(14,734)	(24,581)
Maturities of investments	28,356	21,679
Proceeds from sale of assets	3,115	749
Net cash used in investing activities	(98,460)	(124,293)

Cash flows from financing activities:
Proceeds from exercise of share-based awards	4	3
Taxes withheld and paid related to net share settlement of equity awards	(4,357)	(2,731)
Repurchase of Common Stock	(25,593)	(15,962)
Payment of cash dividends	(18,402)	(17,436)
Net cash used in financing activities	(48,348)	(36,126)

Effect of exchange rate changes	666	210

Net increase in cash and cash equivalents	50,339	32,803
Cash and cash equivalents at beginning of period	161,571	79,443
Cash and cash equivalents at end of period	$211,910	$112,246

Supplemental disclosure of cash flow information:
Non-cash capital expenditures	$11,723	$6,010

(1)
Depreciation and amortization for the thirty-nine weeks ended May 31, 2025 and May 25, 2024 included approximately $12.7 million and $13.9 million, respectively, of non-cash amortization expense recognized for acquisition-related intangible assets.

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

3. Revenue Recognition

The following table presents the Company’s revenues for the thirteen and thirty-nine weeks ended May 31, 2025 and May 25, 2024, respectively, disaggregated by service type:

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
	May 31, 2025		May 25, 2024		May 31, 2025		May 25, 2024
(In thousands, except percentages)	Revenues	% of Revenues	Revenues	% of Revenues	Revenues	% of Revenues	Revenues	% of Revenues
Core Laundry Operations	$533,188	87.3%	$528,454	87.6%	$1,596,282	87.8%	$1,574,863	88.1%
Specialty Garments	47,803	7.8%	47,582	7.9%	138,160	7.6%	135,713	7.6%
First Aid	29,787	4.9%	27,292	4.5%	83,463	4.6%	76,988	4.3%
Total revenues	$610,778	100.0%	$603,328	100.0%	$1,817,905	100.0%	$1,787,564	100.0%

See Note 16, “Segment Reporting” for additional details of segment definitions.

Revenue Recognition Policy

During the thirteen weeks ended May 31, 2025 and May 25, 2024, approximately 83.9% and 83.8%, respectively, of the Company’s revenues were derived from fees for route servicing of the Core Laundry Operations, Specialty Garments, and First Aid segments performed by the Company’s employees at each customer’s location of business. During the thirty-nine weeks ended May 31, 2025 and May 25, 2024, approximately 83.8% and 84.1%, respectively, of the Company’s revenues were derived from fees for route servicing of the Core Laundry Operations, Specialty Garments, and First Aid segments performed by the Company’s employees at each customer’s location of business. Revenues from the Company’s route servicing customer contracts represent a single performance obligation. The Company recognizes these revenues over time as services are performed based on the nature of services provided and contractual rates (input method). Certain of the Company’s customer contracts, primarily within the Company’s Core Laundry Operations, include pricing terms and conditions that include components of variable consideration. The variable consideration is typically in the form of consideration due to customer-based performance metrics specified within the contract. Specifically, some contracts contain discounts or rebates that the customer can earn through the achievement of specified volume levels. Each component of variable consideration is earned based on the Company’s actual performance during the measurement period specified within the contract. To determine the transaction price, the Company estimates the variable consideration using the most likely amount method, based on the specific contract provisions and known performance results during the relevant measurement period.

When determining if variable consideration should be constrained, the Company considers whether factors outside its control could result in a significant reversal of revenue. In making these assessments, the Company considers the likelihood and magnitude of a potential reversal. The Company’s performance period generally corresponds with the monthly invoice period. No significant constraints on the Company’s revenue recognition were applied during the thirteen and thirty-nine weeks ended May 31, 2025 and May 25, 2024. The Company reassesses these estimates during each reporting period.

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

The following table presents the change in the allowance for credit losses, which is included in Receivables, net of reserves on the Consolidated Balance Sheets for the thirty-nine weeks ended May 31, 2025 (in thousands):

Balance as of August 31, 2024	$7,916
Current period provision	6,403
Write-offs and other	(6,363)
Balance as of May 31, 2025	$7,956

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

The following table presents deferred commissions on the Company's Consolidated Balance Sheets as of May 31, 2025 and August 31, 2024:

(in thousands)	May 31, 2025	August 31, 2024
Prepaid expenses and other current assets	$19,303	$18,079
Other assets	83,739	78,856

The following table presents the Company's amortization expense related to deferred commissions on the Consolidated Statements of Income for the thirteen and thirty-nine weeks ended May 31, 2025 and May 25, 2024, respectively:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(in thousands)	May 31, 2025	May 25, 2024	May 31, 2025	May 25, 2024
Selling and administrative expenses	$4,961	$4,578	$14,589	$13,366

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

During the thirty-nine weeks ended May 31, 2025, the Company completed four business acquisitions with an aggregate purchase price of approximately $6.5 million, which was primarily assigned to goodwill and intangible assets. Tangible assets acquired primarily relate to inventory and property, plant and equipment. The results of operations of these acquisitions have been included in the Company’s consolidated financial results under the First Aid segment subsequent to their respective acquisition dates. These acquisitions were not significant in relation to the Company’s consolidated financial results and, therefore, pro forma financial information has not been presented.

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

The assets or liabilities measured at fair value on a recurring basis are summarized in the tables below (in thousands):

	May 31, 2025				August 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Short-term investments	$—	$—	$—	$—	$—	$13,505	$—	$13,505
Pension plan assets	—	2,523	—	2,523	—	3,108	—	3,108
Non-qualified deferred compensation plan assets	—	4,422	—	4,422	—	3,295	—	3,295
Foreign currency forward contracts	—	93	—	93	—	117	—	117
Total assets at fair value	$—	$7,038	$—	$7,038	$—	$20,025	$—	$20,025
Liabilities:
Non-qualified deferred compensation plan liability	$—	$2,583	$—	$2,583	$—	$1,605	$—	$1,605
Total liabilities at fair value	$—	$2,583	$—	$2,583	$—	$1,605	$—	$1,605

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

The Company’s foreign currency forward contracts represent contracts the Company has entered into to exchange Canadian dollars for U.S. dollars at fixed exchange rates in order to manage its exposure related to certain forecasted Canadian dollar denominated sales of one of its subsidiaries. These contracts are included in prepaid expenses and other current assets and other long-term assets as of May 31, 2025 and August 31, 2024. The fair value of the forward contracts is based on similar exchange-traded derivatives and is, therefore, included within Level 2 of the fair value hierarchy.

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

As of May 31, 2025, the Company had forward contracts with a notional value of approximately 2.3 million CAD outstanding and recorded the fair value of the contracts of $0.1 million, in prepaid expenses and other current assets with a corresponding gain of $0.1 million in accumulated other comprehensive loss, which was recorded net of tax. During the thirteen and thirty-nine weeks ended May 31, 2025, the Company reclassified a nominal amount and $0.1 million, respectively, from accumulated other comprehensive loss to revenue related to the derivative financial instruments. The gain on these forward contracts that resulted in a decrease to accumulated other comprehensive loss as of May 31, 2025 is expected to be reclassified to revenues prior to their maturity on August 29, 2026.

7. Employee Benefit Plans

Defined Contribution Retirement Savings Plan

The Company has a defined contribution retirement savings plan with a 401(k) feature for all eligible U.S. and Canadian employees not under collective bargaining agreements. The Company matches a portion of the employee’s contribution and may make an additional contribution at its discretion. Contributions charged to expense under the plan for the thirteen weeks ended May 31, 2025 and May 25, 2024 were $3.9 million and $5.1 million, respectively. Contributions charged to expense under the plan for the thirty-nine weeks ended May 31, 2025 and May 25, 2024 were $11.7 million and $15.2 million, respectively.

Pension Plan and Supplemental Executive Retirement Plan

The Company accounts for its pension plan and Supplemental Executive Retirement Plan on an accrual basis over certain employees’ estimated service periods.

The Company maintains an unfunded Supplemental Executive Retirement Plan for certain eligible employees of the Company and one frozen non-contributory defined benefit pension plan. The amounts charged to expense related to these plans for the thirteen weeks ended May 31, 2025 and May 25, 2024 were $0.4 million for both periods. The amounts charged to expense related to these plans for the thirty-nine weeks ended May 31, 2025 and May 25, 2024 were $1.3 million for both periods.

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

The amounts for employee or employer contributions charged to expense related to the NQDC Plan for the thirteen and thirty-nine weeks ended May 31, 2025 were $0.3 million and $0.7 million, respectively. The amounts for employee or employer contributions charged to expense related to the NQDC Plan for the thirteen and thirty-nine weeks ended May 25, 2024 were $0.2 million and $0.6 million, respectively.

The Company, at its discretion, may also elect to transfer funds to a trust account with the intention to fund the future liability. Total NQDC Plan assets were $4.4 million and $3.3 million as of May 31, 2025 and August 31, 2024, respectively, and are included within other long-term assets in the accompanying Consolidated Balance Sheets. Total NQDC Plan liabilities were $2.6 million and $1.6 million as of May 31, 2025 and August 31, 2024, respectively, and are included within current accrued liabilities in the accompanying Consolidated Balance Sheets.

Earnings and losses on contributions, based on investment elections, are recorded as a component of compensation expense in the period earned and are included within other (income) expense, net. For the thirteen and thirty-nine weeks ended May 31, 2025, other income was $0.1 million and $0.2 million, respectively. No amount was recorded for the thirteen and thirty-nine weeks ended May 25, 2024.

8. Income Per Share

The Company calculates income per share by allocating income to its unvested participating securities as part of its income per share calculations. The following table sets forth the computation of basic income per share using the two-class method for amounts attributable to the Company’s shares of Common Stock and Class B Common Stock (in thousands, except per share data):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	May 31, 2025	May 25, 2024	May 31, 2025	May 25, 2024
Net income available to shareholders	$39,680	$38,057	$107,244	$100,839
Allocation of net income for Basic:
Common Stock	$33,346	$31,962	$90,126	$84,716
Class B Common Stock	6,334	6,095	17,118	16,123
	$39,680	$38,057	$107,244	$100,839
Weighted average number of shares for Basic:
Common Stock	14,990	15,062	15,007	15,094
Class B Common Stock	3,557	3,590	3,563	3,590
	18,547	18,652	18,570	18,684
Income per share for Basic:
Common Stock	$2.22	$2.12	$6.01	$5.61
Class B Common Stock	$1.78	$1.70	$4.80	$4.49

The Company is required to calculate diluted income per share for Common Stock using the more dilutive of the following two methods:

•
The treasury stock method; or
•
The two-class method assuming a participating security is not exercised or converted.

For the thirteen and thirty-nine weeks ended May 31, 2025 and May 25, 2024, the Company’s diluted income per share assumes the conversion of all vested Class B Common Stock into Common Stock and uses the two-class method for its unvested participating shares. The following tables set forth the computation of diluted income per share of Common Stock for the thirteen and thirty-nine weeks ended May 31, 2025 and May 25, 2024 (in thousands, except per share data):

	Thirteen Weeks Ended May 31, 2025			Thirty-Nine Weeks Ended May 31, 2025
	Earnings to Common Shareholders	Common Shares	Income Per Share	Earnings to Common Shareholders	Common Shares	Income Per Share
As reported - Basic	$33,346	14,990	$2.22	$90,126	15,007	$6.01
Add: effect of dilutive potential common shares
Share-Based Awards	—	60		—	63
Class B Common Stock	6,334	3,557		17,118	3,563
As reported – Diluted	$39,680	18,607	$2.13	$107,244	18,633	$5.76

	Thirteen Weeks Ended May 25, 2024			Thirty-Nine Weeks Ended May 25, 2024
	Earnings to Common Shareholders	Common Shares	Income Per Share	Earnings to Common Shareholders	Common Shares	Income Per Share
As reported - Basic	$31,962	15,062	$2.12	$84,716	15,094	$5.61
Add: effect of dilutive potential common shares
Share-Based Awards	—	53		—	54
Class B Common Stock	6,095	3,590		16,123	3,590
As reported – Diluted	$38,057	18,705	$2.03	$100,839	18,738	$5.38

Anti-dilutive stock-based awards excluded from the calculations of diluted income per share were immaterial during the periods presented.

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

The components of inventory as of May 31, 2025 and August 31, 2024 were as follows (in thousands):

	May 31, 2025	August 31, 2024
Raw materials	$19,708	$22,164
Work in process	3,094	2,832
Finished goods	126,045	131,912
Total inventories	$148,847	$156,908

10. Goodwill and Other Intangible Assets

When the Company acquires a business, the amount assigned to the tangible assets and liabilities and intangible assets acquired is based on their respective fair values determined as of the acquisition date. The excess of the purchase price over the tangible assets and liabilities and intangible assets is recorded as goodwill.

The changes in the carrying amount of goodwill for the thirty-nine weeks ended May 31, 2025 were as follows (in thousands):

Balance as of August 31, 2024	$648,850
Goodwill recorded during the period	4,508
Other	(58)
Balance as of May 31, 2025	$653,300

Intangible assets, net in the Company’s Consolidated Balance Sheets were as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
May 31, 2025
Customer contracts	$315,962	$239,584	$76,378
Software	82,455	53,688	28,767
Other intangible assets	39,892	37,755	2,137
	$438,309	$331,027	$107,282

August 31, 2024
Customer contracts	$314,446	$228,456	$85,990
Software	81,482	51,023	30,459
Other intangible assets	39,826	36,276	3,550
	$435,754	$315,755	$119,999

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

A reconciliation of the Company’s asset retirement liability for the thirty-nine weeks ended May 31, 2025 is as follows (in thousands):

Balance as of August 31, 2024	$17,929
Accretion expense	602
Effect of exchange rate changes	136
Change in estimate	(551)
Balance as of May 31, 2025	$18,116

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

The Company has accrued certain costs related to ongoing and potential future environmental investigation, monitoring and remediation activities at certain sites, as it has been determined that the costs are probable and can be reasonably estimated.

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

There is usually a range of reasonable estimates of the costs associated with each site. In accordance with U.S. GAAP, the Company’s accruals reflect the amount within the range that it believes is the best estimate or the low end of a range of estimates if no point within the range is a better estimate. Where it believes that both the amount of a particular liability and the timing of the payments are reliably determinable, the Company adjusts the cost in current dollars using a rate of 3% for inflation until the time of expected payment and discounts the cost to present value using current risk-free interest rates. As of May 31, 2025, the risk-free interest rates utilized by the Company ranged from 4.92% to 4.93%.

For environmental liabilities that have been discounted, the Company includes interest accretion, based on the effective interest method, in selling and administrative expenses on the accompanying Consolidated Statements of Income.

The changes to the Company’s environmental liabilities for the thirty-nine weeks ended May 31, 2025 were as follows (in thousands):

Balance as of August 31, 2024	$31,255
Costs incurred for which reserves have been provided	(1,899)
Insurance proceeds	190
Interest accretion	960
Changes in discount rates	(1,409)
Revisions in estimates	1,711
Balance as of May 31, 2025	$30,808

Anticipated payments and insurance proceeds of currently identified environmental remediation liabilities as of May 31, 2025, for the next five fiscal years and thereafter, as measured in current dollars, are reflected below (in thousands):

	2025	2026	2027	2028	2029	Thereafter	Total
Estimated costs – current dollars	$12,706	$2,836	$1,527	$1,280	$997	$15,047	$34,393
Estimated insurance proceeds	(180)	(195)	(159)	(173)	(9)	(230)	(946)
Net anticipated costs	$12,526	$2,641	$1,368	$1,107	$988	$14,817	$33,447
Effect of inflation							10,461
Effect of discounting							(13,100)
Balance as of May 31, 2025							$30,808

Estimated insurance proceeds are primarily obtained from an annuity received as part of a legal settlement with an insurance company. Annual proceeds of approximately $0.3 million are deposited into an escrow account which funds remediation and monitoring costs for two sites related to former operations. Annual proceeds received but not expended in the current year accumulate in this account and may be used in future years for costs related to this site through the year 2027. As of May 31, 2025, the balance in this escrow account, which is held in a trust and is not recorded in the Company’s accompanying Consolidated Balance Sheets, was approximately $5.9 million. Also included in estimated insurance proceeds are amounts the Company is entitled to receive pursuant to legal settlements as reimbursements from three insurance companies for estimated costs at one of its sites.

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

Effective tax rate

The Company’s effective tax rate for the thirteen weeks ended May 31, 2025 was 25.7% as compared to 22.9% for the corresponding period in the prior year. The Company’s effective tax rate for the thirty-nine weeks ended May 31, 2025 was 25.5% as compared to

23.8% for the corresponding period in the prior year. The increase in the effective tax rate for the thirteen and thirty-nine weeks ended May 31, 2025 was due primarily to the Company's favorable adjustments to tax reserves during the corresponding prior periods.

Uncertain tax positions

The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense, which is consistent with the recognition of these items in prior reporting periods. During the thirty-nine weeks ended May 31, 2025, there was a net increase in unrecognized tax position of $1.0 million related to existing reserves.

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

On March 9, 2023, the Company exercised the accordion feature of the Credit Agreement pursuant to an amendment to the Credit Agreement. The exercise of the accordion feature increased the aggregate commitments under the Credit Agreement by $100.0 million, for a total aggregate commitment of up to $275.0 million. In addition, the amendment provided for the replacement of LIBOR with Secured Overnight Financing Rate (“SOFR”) such that borrowings are based on, at the Company’s election, the SOFR rate or a base rate, plus in each case a spread based on the Company’s consolidated funded debt ratio. The amendment also refreshed the accordion feature, so that, provided there is no default or event of default under the Credit Agreement and the Company is in compliance with its financial covenants on a pro forma basis, the Company may request an increase in the aggregate commitments under the Credit Agreement (in the form of revolving or term tranches) of up to an additional $100.0 million, for a total aggregate commitment of up to $375.0 million. Availability of credit requires compliance with certain financial and other covenants, including a maximum consolidated funded debt ratio and minimum consolidated interest coverage ratio as defined in the Credit Agreement. The Company evaluates its compliance with these financial covenants on a fiscal quarterly basis. As of May 31, 2025, the interest rates applicable to the Company’s borrowings under the Credit Agreement would be calculated as SOFR plus 1.00% at the time of the respective borrowing.

As of May 31, 2025, the Company had no outstanding borrowings and had outstanding letters of credit amounting to $106.7 million, leaving $168.3 million available for borrowing under the Credit Agreement.

As of May 31, 2025, the Company was in compliance with all covenants under the Credit Agreement.

15. Accumulated Other Comprehensive Loss

The changes in each component of accumulated other comprehensive loss, net of tax, for the thirteen and thirty-nine weeks ended May 31, 2025 and May 25, 2024 were as follows (in thousands):

	Thirteen Weeks Ended May 31, 2025
	Foreign Currency Translation	Pension- related (1)	Derivative Financial Instruments (1)	Total Accumulated Other Comprehensive Loss
Balance as of March 1, 2025	$(35,340)	$2,234	$154	$(32,952)
Other comprehensive income (loss) before reclassification	8,619	—	(60)	8,559
Amounts reclassified from accumulated other comprehensive loss	—	—	(24)	(24)
Net current period other comprehensive income (loss)	8,619	—	(84)	8,535
Balance as of May 31, 2025	$(26,721)	$2,234	$70	$(24,417)

	Thirty-Nine Weeks Ended May 31, 2025
	Foreign Currency Translation	Pension- related (1)	Derivative Financial Instruments (1)	Total Accumulated Other Comprehensive Loss
Balance as of August 31, 2024	$(25,966)	$2,234	$88	(23,644)
Other comprehensive (loss) income before reclassification	(755)	—	78	(677)
Amounts reclassified from accumulated other comprehensive loss	—	—	(96)	(96)
Net current period other comprehensive loss	(755)	—	(18)	(773)
Balance as of May 31, 2025	$(26,721)	$2,234	$70	$(24,417)

	Thirteen Weeks Ended May 25, 2024
	Foreign Currency Translation	Pension- related (1)	Derivative Financial Instruments (1)	Total Accumulated Other Comprehensive Loss
Balance as of February 24, 2024	$(25,736)	$2,582	$115	$(23,039)
Other comprehensive (loss) income before reclassification	(598)	—	30	(568)
Amounts reclassified from accumulated other comprehensive loss	—	—	(24)	(24)
Net current period other comprehensive (loss) income	(598)	—	6	(592)
Balance as of May 25, 2024	$(26,334)	$2,582	$121	$(23,631)

	Thirty-Nine Weeks Ended May 25, 2024
	Foreign Currency Translation	Pension- related (1)	Derivative Financial Instruments (1)	Total Accumulated Other Comprehensive Loss
Balance as of August 26, 2023	$(26,504)	$2,582	$161	$(23,761)
Other comprehensive income before reclassification	170	—	28	198
Amounts reclassified from accumulated other comprehensive loss	—	—	(68)	(68)
Net current period other comprehensive income (loss)	170	—	(40)	130
Balance as of May 25, 2024	$(26,334)	$2,582	$121	$(23,631)
(1)
Amounts are shown net of tax

Amounts reclassified from accumulated other comprehensive loss, net of tax, for the thirteen and thirty-nine weeks ended May 31, 2025 and May 25, 2024 were as follows (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	May 31, 2025	May 25, 2024	May 31, 2025	May 25, 2024
Derivative financial instruments, net:
Forward contracts (a)	$(24)	$(24)	$(96)	$(68)
Total, net of tax	(24)	(24)	(96)	(68)

Total amounts reclassified, net of tax	$(24)	$(24)	$(96)	$(68)

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

The Company refers to the U.S. and Canadian Rental and Cleaning, MFG, and Corporate reporting segments combined as its “Core Laundry Operations,” which is included as a subtotal in the following table (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	May 31, 2025	May 25, 2024	May 31, 2025	May 25, 2024
Revenues:
U.S. and Canadian Rental and Cleaning	$521,220	$512,572	$1,555,694	$1,531,116
MFG	69,805	77,862	214,033	233,939
Net intercompany MFG elimination	(69,805)	(77,862)	(214,033)	(233,939)
Corporate	11,968	15,882	40,588	43,747
Subtotal: Core Laundry Operations	533,188	528,454	1,596,282	1,574,863
Specialty Garments	47,803	47,582	138,160	135,713
First Aid	29,787	27,292	83,463	76,988
Total consolidated revenues	$610,778	$603,328	$1,817,905	$1,787,564

Operating income (loss):
U.S. and Canadian Rental and Cleaning	$87,548	$81,867	$252,310	$234,903
MFG	23,133	24,958	69,884	69,446
Net intercompany MFG elimination	(662)	(3,063)	(2,864)	(7,453)
Corporate	(73,282)	(66,833)	(215,303)	(198,830)
Subtotal: Core Laundry Operations	36,737	36,929	104,027	98,066
Specialty Garments	10,915	11,373	30,515	33,391
First Aid	525	148	380	(1,927)
Total consolidated operating income	$48,177	$48,450	$134,922	$129,530

Other (income) expense:
Interest income, net	$(2,514)	$(1,406)	$(7,422)	$(4,590)
Other expense, net	(2,704)	522	(1,620)	1,813
Total consolidated other income, net	$(5,218)	$(884)	$(9,042)	$(2,777)
Total consolidated income before income taxes	$53,395	$49,334	$143,964	$132,307

17. Shares Repurchased and Dividends

The Company has two classes of common stock: Common Stock and Class B Common Stock. Each share of Common Stock is entitled to one vote, is freely transferable, and is entitled to a cash dividend equal to 125% of any cash dividend paid on each share of Class B Common Stock. Each share of Class B Common Stock is entitled to ten votes and can be converted to Common Stock on a share-for-share basis. However, until converted to Common Stock, shares of Class B Common Stock are not freely transferable. During the thirteen and thirty-nine weeks ended May 31, 2025, 5,000 shares and 36,860 shares, respectively, of Class B Common Stock were converted to Common Stock. No such conversions occurred during fiscal 2024.

On October 29, 2024, the Company’s Board of Directors declared increased quarterly cash dividends of $0.350 per share of Common Stock and $0.280 per share of Class B Common Stock, up from $0.33 and $0.264 per share, respectively. The amount and timing of any future dividend payment is subject to the approval of the Company’s Board of Directors each quarter.

On October 24, 2023, the Company’s Board of Directors authorized a new share repurchase program to repurchase up to $100.0 million of the Company’s outstanding shares of Common Stock, inclusive of the amount which remained available under the existing share repurchase program approved in 2021. Repurchases from time to time under the new program, if any, will be made in either the open market or in privately negotiated transactions. The timing, manner, price and amount of any repurchases will depend on a variety of factors, including economic and market conditions, the Company stock price, corporate liquidity requirements and priorities, applicable legal requirements and other factors. The share repurchase program has been funded to date with the Company’s available cash and will be funded in the future using the Company’s available cash or capacity under its Credit Agreement and may be suspended or discontinued at any time. On April 8, 2025, the Company’s Board of Directors authorized a new share repurchase program to repurchase up to $100.0 million of its outstanding shares of Common Stock, inclusive of the amount which remained available under the existing share repurchase program approved in 2023.

During the thirteen and thirty-nine weeks ended May 31, 2025, the Company repurchased 75,973 and 142,578 shares, respectively, for an average price per share of $179.45 and $183.48, respectively, under the share repurchase program. During the thirteen and thirty-nine weeks ended May 25, 2024, the Company repurchased 47,250 and 94,000 shares, respectively, for an average price of $165.99 and $169.81, respectively, under the share repurchase program. As of May 31, 2025, the Company had $86.4 million remaining to repurchase shares under the share repurchase program.

18. Related Party

During the thirteen and thirty-nine weeks ended May 31, 2025, the Company recognized $0.4 million and $1.2 million of revenue, respectively, with a company for which a member of the Company's Board of Directors served as senior officer throughout such periods.

During the thirteen and thirty-nine weeks ended May 31, 2025, the Company did not record any material expenses with a related party. During the thirteen and thirty-nine weeks ended May 25, 2024, the Company recorded $2.1 million of expense with a company for which one member of the Company’s Board of Directors was an executive officer for a portion of such periods. Such member of the Board of Directors is no longer an executive officer of the company, and as a result, no such expenses were recorded during the thirteen and thirty-nine weeks ended May 31, 2025.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and any documents incorporated by reference may contain forward-looking statements within the meaning of the federal securities laws. Forward-looking statements contained in this Quarterly Report on Form 10-Q and any documents incorporated by reference are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words such as “estimates,” “anticipates,” “projects,” “plans,” “expects,” “intends,” “believes,” “seeks,” “could,” “should,” “may,” “will,” “strategy,” “objective,” “assume,” “strive,” “design,” “assumption,” “vision” or the negative versions thereof, and similar expressions and by the context in which they are used. Such forward-looking statements are based upon our current expectations and speak only as of the date made. Such statements are highly dependent upon a variety of risks, uncertainties and other important factors that could cause actual results to differ materially from those reflected in such forward-looking statements. Such factors include, but are not limited to, uncertainties caused by an economic recession or other adverse economic conditions, including, without limitation, as a result of elevated inflation or interest rates or extraordinary events or circumstances such as geopolitical conflicts like the conflict between Russia and Ukraine and disruption in the Middle East, and their impact on our customers’ businesses and workforce levels, disruptions of our business and operations, including limitations on, or closures of, our facilities, or the business and operations of our customers or suppliers in connection with extraordinary events or circumstances, uncertainties regarding our ability to consummate acquisitions and successfully integrate acquired businesses, and the performance of such businesses, uncertainties regarding any existing or newly-discovered expenses and liabilities related to environmental compliance and remediation, any adverse outcome of pending or future contingencies or claims, our ability to compete successfully without any significant degradation in our margin rates, seasonal and quarterly fluctuations in business levels, our ability to preserve positive labor relationships and avoid becoming the target of corporate labor unionization campaigns that could disrupt our business, the effect of currency fluctuations on our results of operations and financial condition, our dependence on third parties to supply us with raw materials, which such supply could be severely disrupted as a result of extraordinary events or circumstances such as the conflict between Russia and Ukraine, any loss of key management or other personnel, increased costs as a result of any changes in federal, state, international or other laws, rules and regulations or governmental interpretation of such laws, rules and regulations, uncertainties regarding, or adverse impacts from continued high price levels of natural gas, electricity, fuel and labor or increases in such costs, the negative effect on our business from sharply depressed oil and natural gas prices, the continuing increase in domestic healthcare costs, increased workers’ compensation claim costs, increased healthcare claim costs, our ability to retain and grow our customer base, demand and prices for our products and services, fluctuations in our Specialty Garments business, political or other instability, supply chain disruption or infection among our employees in Mexico and Nicaragua where our principal garment manufacturing plants are located, our ability to properly and efficiently design, construct, implement and operate a new enterprise resource planning (“ERP”) computer system, interruptions or failures of our information technology systems, including as a result of cyber-attacks, additional professional and internal costs necessary for compliance with any changes in or additional Securities and Exchange Commission (“SEC”), New York Stock Exchange and accounting or other rules, strikes and unemployment levels, our efforts to evaluate and potentially reduce internal costs, the impact of U.S. and foreign trade policies and tariffs or other impositions on imported goods on our business, results of operations and financial condition, our ability to successfully implement our business strategies and processes, including our capital allocation strategies, our ability to successfully remediate the material weaknesses in internal control over financial reporting disclosed in our Annual Report on Form 10-K for the year ended August 31, 2024 and the other factors described under “Part I, Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended August 31, 2024 and in our other filings with the SEC, including, without limitation, under Part II, Item 1A. “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. We undertake no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made.

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

We are also monitoring and evaluating the potential impact of recently announced new or increased tariffs on imported goods. If any such tariffs were to increase our cost of obtaining raw materials or products from suppliers and we were unable to mitigate the impacts of any such increased costs, it could have a material adverse impact on our business and our results of operations.

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

Results of Operations

The following table presents certain selected financial data, including the percentage of revenues represented by each item, for the thirteen and thirty-nine weeks ended May 31, 2025 and May 25, 2024.

	Thirteen Weeks Ended					Thirty-Nine Weeks Ended
(In thousands, except percentages)	May 31, 2025	% of Revenues	May 25, 2024	% of Revenues	% Change	May 31, 2025	% of Revenues	May 25, 2024	% of Revenues	% Change
Revenues	$610,778	100.0%	$603,328	100.0%	1.2%	$1,817,905	100.0%	$1,787,564	100.0%	1.7%

Operating expenses:
Cost of revenues (1)	385,189	63.1	391,244	64.8	(1.5)	1,160,388	63.8	1,171,231	65.5	(0.9)
Selling and administrative expenses (1)	142,690	23.4	129,074	21.4	10.5	418,119	23.0	383,350	21.4	9.1
Depreciation and amortization	34,722	5.7	34,560	5.7	0.5	104,476	5.7	103,453	5.8	1.0
Total operating expenses	562,601	92.2	554,878	91.9	1.4	1,682,983	92.6	1,658,034	92.8	1.5
Operating income	48,177	7.9	48,450	8.0	(0.6)	134,922	7.4	129,530	7.2	4.2
Other income, net	(5,218)	(0.9)	(884)	(0.1)	490.3	(9,042)	(0.5)	(2,777)	(0.2)	225.6
Income before income taxes	53,395	8.8	49,334	8.1	8.2	143,964	7.9	132,307	7.4	8.8
Provision for income taxes	13,715	2.2	11,277	1.9	21.6	36,720	2.0	31,468	1.8	16.7
Net income	$39,680	6.5%	$38,057	6.3%	4.3%	$107,244	5.9%	$100,839	5.6%	6.4%
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

In fiscal 2018, we initiated a multiyear customer relationship management (“CRM”) project to further develop, implement and deploy a third-party software application we licensed. This new solution improves functionality, capability and information flow as well as increases automation for our operations in servicing our customers. We began deployment of our CRM project during the second half of fiscal 2021 and concluded the deployment to our U.S. locations in the first quarter of fiscal 2024. We are depreciating this system over a 10-year life and recognized $1.0 million and $3.0 million of amortization expense during the thirteen and thirty-nine weeks ended May 31, 2025, respectively.

In fiscal 2022, we initiated a multiyear ERP project that we plan to continue through 2027, with early phases focused on master data management and finance capabilities followed by subsequent phases with a strong focus on supply chain and procurement automation and technology. We believe that this initiative will become the core of our systems technology footprint and will integrate and complement the capabilities of the CRM system. We expect the ERP system, and the new supply chain and procurement capabilities that it will provide to enable lower operating costs and reduce customer churn. Such benefits are expected to be delivered through enhanced inventory utilization and vendor management, improved response times to customer orders and more efficient back-end processes. As of May 31, 2025, we capitalized $38.6 million related to our ERP project.

We refer to our CRM and ERP projects together as our “Key Initiatives”. For the thirteen weeks ended May 31, 2025, we expensed $1.0 million of non-recurring costs related to our Key Initiatives, primarily relating to our ERP project. For the thirty-nine weeks ended May 31, 2025, we expensed $5.4 million of non-recurring costs related to our Key Initiatives, primarily relating to our ERP project.

Thirteen weeks ended May 31, 2025 compared with thirteen weeks ended May 25, 2024

Revenues

(In thousands, except percentages)	May 31, 2025	May 25, 2024	Dollar Change	Percent Change
Core Laundry Operations	$533,188	$528,454	$4,734	0.9%
Specialty Garments	47,803	47,582	221	0.5%
First Aid	29,787	27,292	2,495	9.1%
Total consolidated revenues	$610,778	$603,328	$7,450	1.2%

The increase in consolidated revenues of 1.2% during the thirteen weeks ended May 31, 2025 compared to the prior year comparable period was due primarily to growth in our Core Laundry Operations of 0.9%. The increase in our Core Laundry Operations was due to organic growth of 1.1%. The effect of the Canadian dollar exchange rate resulted in changes in our revenues of (0.2)%. The Core Laundry Operations organic growth rate was primarily the result of solid new account sales in fiscal 2024 and the first half of fiscal 2025.

In the thirteen weeks ended May 31, 2025, Specialty Garments revenues increased compared to the prior year comparable period due primarily to the growth in our European nuclear operations and cleanroom operations partially offset by a decrease in revenues in our North American nuclear operations. Specialty Garments’ results are often affected by seasonality and the timing and length of its customers’ power reactor outages as well as its project-based activities.

First Aid revenues in the thirteen weeks ended May 31, 2025 increased 9.1% compared to the prior year comparable period due to strong growth in our van business.

Cost of revenues

(In thousands, except percentages)	May 31, 2025	May 25, 2024	Dollar Change	Percent Change
Cost of revenues	$385,189	$391,244	$(6,055)	(1.5)%
% of Revenues	63.1%	64.8%

Consolidated cost of revenues and cost of revenues as a percentage of revenue both decreased in the thirteen weeks ended May 31, 2025 compared to the prior year comparable period due primarily to lower merchandise and production payroll costs as a percentage of revenues. These decreases were partially offset by higher healthcare claims expense compared to the prior year comparable period.

Selling and administrative expenses

(In thousands, except percentages)	May 31, 2025	May 25, 2024	Dollar Change	Percent Change
Selling and administrative expenses	$142,690	$129,074	$13,616	10.5%
% of Revenues	23.4%	21.4%

The increase in selling and administrative costs during the thirteen weeks ended May 31, 2025 compared to the prior year comparable period was due primarily to higher healthcare claims expense and approximately $5.7 million of expense related to advisory costs for a strategic matter and legal costs related to an employee matter.

Depreciation and amortization

(In thousands, except percentages)	May 31, 2025	May 25, 2024	Dollar Change	Percent Change
Depreciation and amortization	$34,722	$34,560	$162	0.5%
% of Revenues	5.7%	5.7%

Depreciation and amortization expense remained relatively consistent during the thirteen weeks ended May 31, 2025 compared to the prior year comparable period.

Operating income

For the thirteen weeks ended May 31, 2025 and May 25, 2024, changes in our revenues and costs as discussed above resulted in the following changes in our operating income and margin:

(In thousands, except percentages)	May 31, 2025	May 25, 2024	Dollar Change	Percent Change
Core Laundry Operations	$36,737	$36,929	$(192)	(0.5)%
Specialty Garments	10,915	11,373	(458)	(4.0)%
First Aid	525	148	377	254.7%
Operating income	$48,177	$48,450	$(273)	(0.6)%
Operating income margin	7.9%	8.0%

Other income, net

(In thousands, except percentages)	May 31, 2025	May 25, 2024	Dollar Change	Percent Change
Interest income, net	$(2,514)	$(1,406)	$(1,108)	78.8%
Other (income) expense, net	(2,704)	522	(3,226)	(618.0)%
Total other income, net	$(5,218)	$(884)	$(4,334)	490.3%

Other income, net during the thirteen weeks ended May 31, 2025 increased as compared to the prior year comparable period primarily due to $2.8 million in proceeds from the sale of a property. In addition, improved operating cash flows over the past few years have led to increased cash reserves, which in turn have also generated higher interest income.

Provision for income taxes

(In thousands, except percentages)	May 31, 2025	May 25, 2024	Dollar Change	Percent Change
Provision for income taxes	$13,715	$11,277	$2,438	21.6%
Effective income tax rate	25.7%	22.9%

The increase in the effective tax rate for the thirteen weeks ended May 31, 2025 as compared to the corresponding period in the prior year was due primarily to favorable adjustments to our tax reserves during the corresponding prior period.

Thirty-nine weeks ended May 31, 2025 compared with thirty-nine weeks ended May 25, 2024

Revenues

(In thousands, except percentages)	May 31, 2025	May 25, 2024	Dollar Change	Percent Change
Core Laundry Operations	$1,596,282	$1,574,863	$21,419	1.4%
Specialty Garments	138,160	135,713	2,447	1.8%
First Aid	83,463	76,988	6,475	8.4%
Total consolidated revenues	$1,817,905	$1,787,564	$30,341	1.7%

The increase in consolidated revenues of 1.7% during the thirty-nine weeks ended May 31, 2025 compared to the prior year comparable period was due primarily to growth in our Core Laundry Operations of 1.4%. The increase in our Core Laundry Operations was due to organic growth of 1.6%. The effect of the Canadian dollar exchange rate resulted in changes in our revenues of (0.2)%. The Core Laundry Operations strong organic growth rate was primarily the result of solid new account sales and improved pricing with our customers.

In the thirty-nine weeks ended May 31, 2025, Specialty Garments revenues increased compared to the prior year comparable period due primarily to the growth in our European nuclear operations partially offset by a decrease in revenues in our cleanroom operations. Specialty Garments’ results are often affected by seasonality and the timing and length of its customers’ power reactor outages as well as its project-based activities.

First Aid revenues in the thirty-nine weeks ended May 31, 2025 increased 8.4% compared to the prior year comparable period due to strong growth in our van business partially offset by a slight decrease in revenues in our wholesale business.

Cost of revenues

(In thousands, except percentages)	May 31, 2025	May 25, 2024	Dollar Change	Percent Change
Cost of revenues	$1,160,388	$1,171,231	$(10,843)	(0.9)%
% of Revenues	63.8%	65.5%

The decrease in consolidated cost of revenues of 0.9% during the thirty-nine weeks ended May 31, 2025 compared to the prior year comparable period was due primarily to lower merchandise and production payroll costs as a percentage of revenues. Partially offsetting these decreases were higher healthcare claims expense compared to the prior year comparable period.

Selling and administrative expenses

(In thousands, except percentages)	May 31, 2025	May 25, 2024	Dollar Change	Percent Change
Selling and administrative expenses	$418,119	$383,350	$34,769	9.1%
% of Revenues	23.0%	21.4%

The increase in selling and administrative costs of 9.1% during the thirty-nine weeks ended May 31, 2025 compared to the prior year comparable period was due primarily to higher healthcare claims expense and approximately $5.7 million of expense related to advisory costs for a strategic matter and legal costs related to an employee matter.

Depreciation and amortization

(In thousands, except percentages)	May 31, 2025	May 25, 2024	Dollar Change	Percent Change
Depreciation and amortization	$104,476	$103,453	$1,023	1.0%
% of Revenues	5.7%	5.8%

Depreciation and amortization expense remained relatively consistent during the thirty-nine weeks ended May 31, 2025 compared to the prior year comparable period.

Operating income

(In thousands, except percentages)	May 31, 2025	May 25, 2024	Dollar Change	Percent Change
Core Laundry Operations	$104,027	$98,066	$5,961	6.1%
Specialty Garments	30,515	33,391	(2,876)	(8.6)%
First Aid	380	(1,927)	2,307	(119.7)%
Operating income	$134,922	$129,530	$5,392	4.2%
Operating income margin	7.4%	7.2%

Other income, net

(In thousands, except percentages)	May 31, 2025	May 25, 2024	Dollar Change	Percent Change
Interest income, net	$(7,422)	$(4,590)	$(2,832)	61.7%
Other (income) expense, net	(1,620)	1,813	(3,433)	(189.4)%
Total other income, net	$(9,042)	$(2,777)	$(6,265)	225.6%

Other income, net during the thirty-nine weeks ended May 31, 2025 increased as compared to the prior year comparable period primarily due to $2.8 million in proceeds from the sale of a property. In addition, improved operating cash flows over the past few years have led to increased cash reserves, which in turn have also generated higher interest income.

Provision for income taxes

(In thousands, except percentages)	May 31, 2025	May 25, 2024	Dollar Change	Percent Change
Provision for income taxes	$36,720	$31,468	$5,252	16.7%
Effective income tax rate	25.5%	23.8%

The increase in the effective tax rate for the thirty-nine weeks ended May 31, 2025 as compared to the corresponding period in the prior year was due primarily to favorable adjustments to our tax reserves during the corresponding prior period.

Liquidity and Capital Resources

General

Cash and cash equivalents, and short-term investments totaled $211.9 million as of May 31, 2025, an increase of $36.8 million from $175.1 million as of August 31, 2024. The increase in cash and cash equivalents and short-term investments was largely driven by our cash flows from operating activities. We generated $196.5 million and $193.0 million in cash from operating activities in the thirty-nine weeks ended May 31, 2025 and May 25, 2024, respectively. The increase was due primarily to increased profitability and lower working capital needs of the business. During the thirty-nine weeks ended May 31, 2025, we continued to invest in our business with capital expenditures totaling $109.8 million.

On April 8, 2025, our Board of Directors authorized a new share repurchase program to repurchase up to $100.0 million of our outstanding shares of Common Stock, inclusive of the amount which remained available under the existing share repurchase program approved in 2023.

Pursuant to the share repurchase program, we repurchased 142,578 shares of our Common Stock for an aggregate of approximately $25.6 million during the thirty-nine weeks ended May 31, 2025. As of May 31, 2025, we had $86.4 million remaining to repurchase shares under the share repurchase program.

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

Sources and uses of cash flows for the thirty-nine weeks ended May 31, 2025 and May 25, 2024, respectively, are summarized as follows:

(In thousands, except percentages)	May 31, 2025	May 25, 2024	Dollar Change	Percent Change
Net cash provided by operating activities	$196,481	$193,012	$3,469	1.8%
Net cash used in investing activities	(98,460)	(124,293)	25,833	(20.8)%
Net cash used in financing activities	(48,348)	(36,126)	(12,222)	33.8%
Effect of exchange rate changes	666	210	456	217.1%
Net increase in cash and cash equivalents	$50,339	$32,803	$17,536	53.5%

Net Cash Provided by Operating Activities

The net cash provided by operating activities during the thirty-nine weeks ended May 31, 2025 increased as compared to the prior year comparable period due to our improved profitability as well as positive impacts from inventories of $21.4 million, rental merchandise in service of $4.7 million and receivables of $2.1 million.

The positive impact from inventories was due primarily to a focused effort on managing our inventory balances in the current year. The improvement in merchandise in service was due primarily to fewer garments being placed in service to support our rental customers. The increase in receivables was due primarily to the result of enhanced collection efforts and the timing of cash receipts.

These increases were partially offset by an $11.6 million decrease in accounts payable and a $9.0 million decrease in accrued liabilities, both due primarily to the timing of cash payments. Operating activities were also negatively impacted by a $5.2 million increase in prepaid expenses and other current assets, driven by higher information technology prepayments, sponsorship agreements and deferred commission costs.

Additionally, the $4.3 million decrease in prepaid and accrued income taxes reflected the normalization of tax prepayments in the current year, following a large prepaid tax position at the end of fiscal 2023 that resulted in lower tax deposits during the prior-year period.

Net Cash Used in Investing Activities

The net cash used in investing activities during the thirty-nine weeks ended May 31, 2025 decreased as compared to the prior year comparable period due primarily to reduced net investment in certificates of deposit of $16.5 million and reduced capital expenditures of $12.1 million. Offsetting these decreases was an increase in cash paid for acquisitions of $5.2 million during the thirty-nine weeks ended May 31, 2025 as compared to the prior year comparable period.

Net Cash Used in Financing Activities

The net cash used in financing activities during the thirty-nine weeks ended May 31, 2025 increased as compared to the prior year comparable period due primarily to a $9.6 million increase in the repurchase of Common Stock during the period, increases in taxes withheld and paid related to net-share settlement of equity awards of $1.6 million and increases in cash dividends of $1.0 million.

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

On March 9, 2023, we exercised the accordion feature of the Credit Agreement pursuant to an amendment to the Credit Agreement. The exercise of the accordion feature increased the aggregate commitments under the Credit Agreement by $100.0 million, for a total aggregate commitment of up to $275.0 million. In addition, the amendment provided for the replacement of LIBOR with Secured Overnight Financing Rate (“SOFR”) such that borrowings are based on, at our election, the SOFR rate or a base rate, plus in each case a spread based on our consolidated funded debt ratio. The amendment also refreshed the accordion feature, so that, provided there is no default or event of default under the Credit Agreement and we are in compliance with our financial covenants on a pro forma basis, we may request an increase in the aggregate commitments under the Credit Agreement (in the form of revolving or term tranches) of up to an additional $100.0 million, for a total aggregate commitment of up to $375.0 million. Availability of credit requires compliance with certain financial and other covenants, including a maximum consolidated funded debt ratio and minimum consolidated interest coverage ratio as defined in the Credit Agreement. We test our compliance with these financial covenants on a fiscal quarterly basis. As of May 31, 2025, the interest rates applicable to our borrowings under the Credit Agreement would be calculated as SOFR plus 1.00% at the time of the respective borrowing.

As of May 31, 2025, we had no outstanding borrowings and had outstanding letters of credit amounting to $106.7 million, leaving $168.3 million available for borrowing under the Credit Agreement.

As of May 31, 2025, we were in compliance with all covenants under the Credit Agreement.

Derivative Instruments and Hedging Activities

See Item 3. “Quantitative and Qualitative Disclosures About Market Risk” in this Quarterly Report on Form 10-Q for information regarding our derivative instruments and hedging activities.

Environmental and Legal Contingencies

We are involved with environmental investigation, monitoring and remediation activities at certain sites. In addition, from time to time, we are also subject to legal and regulatory proceedings and claims arising from the conduct of our business operations, including but not limited to, personal injury, customer contract, employment claims and environmental and tax matters as described. We maintain insurance coverage providing indemnification against many of such claims, and we do not expect, although there can be no assurance, that we will sustain any material loss as a result thereof. Refer to Note 12, “Commitments and Contingencies,” to the Consolidated Financial Statements, as well as Part II, Item 1A. “Risk Factors” below and in our Annual Report on Form 10-K, for further discussion.

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

Contractual Obligations and Other Commercial Commitments

As of May 31, 2025, there were no material changes to our contractual obligations that were disclosed in our Annual Report on Form 10-K for the year ended August 31, 2024. As of May 31, 2025, we did not have any off-balance sheet arrangements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

We have determined that all of our foreign subsidiaries operate primarily in local currencies that represent the functional currencies of such subsidiaries. All assets and liabilities of our foreign subsidiaries are translated into U.S. dollars using the exchange rate prevailing at the balance sheet date. The effects of exchange rate fluctuations on the translation of assets and liabilities are recorded as a component of shareholders’ equity. Revenues and expenses are translated at the average exchange rates in effect during each month of the fiscal year. As such, our financial condition and operating results are affected by fluctuations in the value of the U.S. dollar as compared to currencies in foreign countries. Revenues denominated in currencies other than the U.S. dollar represented approximately 7.1% and 7.0%, respectively, of total consolidated revenues for the thirteen and thirty-nine weeks ended May 31, 2025. Total assets denominated in currencies other than the U.S. dollar represented approximately 6.9% and 6.8% of our total consolidated assets as of May 31, 2025 and August 31, 2024, respectively. If exchange rates had increased or decreased by 10% from the actual rates in effect during the thirteen and thirty-nine weeks ended May 31, 2025, our revenues would have increased or decreased by $4.2 million and $12.7 million, respectively, and total assets as of May 31, 2025 would have increased or decreased by approximately $19.0 million.

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

As of May 31, 2025, we had forward contracts with a notional value of approximately 2.3 million CAD outstanding and recorded the fair value of the contracts of $0.1 million in prepaid expenses and other current assets with a corresponding gain of $0.1 million in accumulated other comprehensive loss, which was recorded net of tax. During the thirteen and thirty-nine weeks ended May 31, 2025, we reclassified a nominal amount and $0.1 million, respectively, from accumulated other comprehensive loss to revenue related to the derivative financial instruments. The gain on these forward contracts that resulted in a decrease to accumulated other comprehensive loss as of May 31, 2025 is expected to be reclassified to revenues prior to their maturity on August 29, 2026.

Other than the forward contracts, discussed above, we do not operate a hedging program to mitigate the effect of a significant change in the value of the functional currencies of our foreign subsidiaries, which include the Canadian dollar, euro, British pound, Mexican peso and Nicaraguan cordoba, as compared to the U.S. dollar. Any losses or gains resulting from unhedged foreign currency transactions, including exchange rate fluctuations on intercompany accounts are reported as transaction losses (gains) in our other income, net. The intercompany payables and receivables are denominated in Canadian dollars, euros, British pounds, Mexican pesos and Nicaraguan cordobas. During the thirteen weeks ended May 31, 2025, transaction gains included in other (income) expense, net were approximately $0.1 million. During the thirty-nine weeks ended May 31, 2025, transaction losses included in other (income) expense, net were approximately $0.3 million. If exchange rates had increased or decreased by 10% during the thirteen and thirty-nine weeks ended May 31, 2025, we would have recognized exchange gains or losses of approximately $0.1 million for both periods.

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

Changes in Internal Control over Financial Reporting

Other than the remediation measures with respect to the material weaknesses described below, there were no changes in our internal control over financial reporting during the third quarter of fiscal 2025 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

The intended remediation actions include: (i) reassessing and redesigning our manage change and manage access processes and controls, (ii) enhanced oversight and involvement from our Business Processes, Risk and Controls group, which we created in the second quarter of fiscal 2024, (iii) strengthening our internal policies related to IT general controls (“ITGCs”), (iv) enhanced training and awareness programs addressing ITGCs and policies, including further education of control owners regarding the principles and requirements of each control, (v) implementing an Identity and Access Management (IAM) system, which will provide enhanced control over the provisioning of user access management, and (vi) the hiring of our new Chief Information and Technology Officer, which occurred during the first quarter of fiscal 2025, who is overseeing and informing the remediation actions.

We are currently progressing these actions and believe that when fully implemented will remediate the material weaknesses, however, as we continue to evaluate and improve the applicable controls, management may determine that additional remediation measures are required. The material weaknesses will not be considered remediated until applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Management is committed to successfully remediating the material weaknesses as promptly as possible.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved with environmental investigation, monitoring and remediation activities at certain sites. In addition, from time to time, we are subject to legal proceedings and claims arising from the current conduct of our business operations, including but not limited to, personal injury, customer contract, employment claims and environmental and tax matters as described. We maintain insurance coverage providing indemnification against many of such claims, and we do not expect, although there can be no assurance, that we will sustain any material loss as a result thereof. Refer to Note 12, “Commitments and Contingencies,” to the Consolidated Financial Statements, as well as Part II, Item 1A. “Risk Factors” below and in our Annual Report on Form 10-K, for further discussion.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about repurchases of our equity securities during the thirteen weeks ended May 31, 2025:

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (1)
March 2, 2025 - March 29, 2025	—	$—	—	$63,692,284
March 30, 2025 - April 26, 2025	24,000	$173.65	24,000	$95,831,933
April 27, 2025 - May 31, 2025	51,973	$182.10	51,973	$86,366,704
Total	75,973		75,973
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

101

The following financial information from UniFirst Corporation Quarterly Report on Form 10-Q for the quarter ended May 31, 2025 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101) (filed herewith).

38

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UniFirst Corporation

July 9, 2025	By:	/s/ Steven S. Sintros
Steven S. Sintros
President and Chief Executive Officer

July 9, 2025	By:	/s/ Shane O’Connor
Shane O’Connor
Executive Vice President and Chief Financial Officer