Form 10-K
period 2025-08-30
UNIFIRST CORP
filed 2025-10-29
CIK 717954

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended August 30, 2025

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

The number of outstanding shares of the Registrant’s Common Stock and Class B Common Stock as of October 22, 2025 were 14,565,659 and 3,551,265, respectively. The aggregate market value of the voting stock of the Registrant held by non-affiliates as of February 28, 2025 (the last business day of the Registrant’s most recently completed second fiscal quarter), computed by reference to the closing sale price of such shares on such date, was approximately $3,167,000,083.

Documents Incorporated By Reference

The Registrant intends to file a Definitive Proxy Statement pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934, as amended, for its 2026 Annual Meeting of Shareholders within 120 days of the end of the fiscal year ended August 30, 2025. Portions of such Proxy Statement are incorporated by reference in Part III of this Annual Report on Form 10-K.

UniFirst Corporation

Annual Report on Form 10-K

For the Fiscal Year Ended August 30, 2025

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

ITEM 1. BUSINESS

GENERAL

UniFirst Corporation, a corporation organized under the laws of the Commonwealth of Massachusetts in 1950, together with its subsidiaries, hereunder referred to as “we”, “our”, the “Company”, or “UniFirst”, is one of the leading providers in the supply and servicing of uniform and workwear programs, facility management and service products, as well as first aid and safety supplies and services in North America. We design, manufacture, personalize, rent, clean, deliver, and sell a wide range of uniforms and protective clothing. We also rent and sell industrial wiping products, floor mats, facility management and service products and other non-garment items, and provide restroom and cleaning supplies and first aid cabinet services and other safety supplies as well as certain safety training to a variety of manufacturers, retailers and service companies. Our safety offerings also include fire protection services, such as inspection, testing, and maintenance of fire extinguishers and other fire safety equipment. We serve businesses of all sizes across multiple industry sectors.

Our principal services include providing customers with uniforms and other non-garment items, picking up soiled uniforms or other items on a periodic basis (usually weekly), and delivering, at the same time, cleaned and processed items. We offer uniforms in a wide variety of styles, colors, sizes and fabrics, often with personalized emblems selected by the customer. Our centralized services, specialized equipment and economies of scale generally allow us to be more cost effective in providing garment solutions and services than customers could be themselves, particularly those customers with high employee turnover rates. During the fiscal year ended August 30, 2025 (“fiscal 2025”), we manufactured approximately 62% of the garments placed in service. Because we design and manufacture a majority of our own uniforms and protective clothes, we can produce custom garment programs for our larger customers, offer a diverse range of such designs within our standard line of garments and better control the quality, price and speed at which we service such garments.

Prior to May 31, 2025, we organized our business into six operating segments: U.S. Rental and Cleaning, Canadian Rental and Cleaning, Manufacturing (“MFG”), Specialty Garments Rental and Cleaning (“Specialty Garments”), First Aid and Corporate. The U.S. Rental and Cleaning and Canadian Rental and Cleaning operating segments were previously combined to form the U.S. and Canadian Rental and Cleaning reporting segment, and as a result, we had five reporting segments. We previously referred to our U.S. and Canadian Rental and Cleaning, MFG, and Corporate segments combined as our “Core Laundry Operations”.

Beginning with the fourth quarter we reorganized our business into three reportable operating segments. Our three operating and reportable segments consist of the following:

Uniform & Facility Service Solutions: This reporting segment consolidates the former Corporate, MFG and U.S. and Canadian Rental and Cleaning segments and includes our cleanroom operations, which was previously part of the Specialty Garments reporting segment. The Uniform & Facility Service Solutions reporting segment designs, manufactures, purchases, rents, cleans, delivers and sells, uniforms and protective clothing and non-garment items in the U.S. and Canada. The segment, through our cleanroom operations, also purchases, rents, cleans, delivers and sells specialty garments and non-garment items primarily for cleanroom applications and provides cleanroom cleaning at limited customer locations. Additionally, the Uniform & Facility Service Solutions consists of our distribution center, sales and marketing, information systems, engineering, materials management, manufacturing planning, finance, budgeting, human resources, other general and administrative costs and interest expense.

First Aid & Safety Solutions: We renamed our First Aid reporting segment as the First Aid & Safety Solutions reporting segment to better reflect the scope of services and products offered. The First Aid & Safety Solutions reporting segment sells first aid cabinet services, non-prescription medicines and safety supplies, and provides certain safety training.

Other: This reporting segment currently consists of our nuclear business, which was previously part of the Specialty Garments reporting segment with our cleanroom business. The segment purchases, rents, cleans, delivers and sells, specialty garments and non-garment items primarily for nuclear applications.

The modifications to our reporting and operating segments reflect how we assess performance and allocate resources.

For a further discussion of our reporting segments, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 15, “Segment Reporting” to our Consolidated Financial Statements in this Annual Report on Form 10-K.

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

Historically, our revenues and operating results have varied from quarter to quarter and are expected to continue to fluctuate in the future. These fluctuations have been due to a number of factors, including: general economic conditions in our served markets; the timing of acquisitions and of commencing start-up operations and related costs; our effectiveness in integrating acquired businesses and start-up operations; the timing of nuclear plant outages; volatility in raw material and labor costs; capital expenditures; seasonal rental and purchasing patterns of our customers; and price changes in response to competitive factors. In addition, our operating results historically have been lower during the second and fourth fiscal quarters than during the other quarters of the fiscal year. The operating results for any historical quarter are not necessarily indicative of the results to be expected for an entire fiscal year or any other interim periods.

Our fiscal year ends on the last Saturday in August and generally consists of 52 weeks; however, approximately every five or six years includes a 53rd week, which can affect year-over-year comparability of revenues and operating results.

CUSTOMERS

We serve businesses of all sizes across multiple industries and sectors. We provide our products and services to over 300,000 customer locations in the United States (“U.S.”), Canada and Europe. In the last three years, no individual customer in our Uniform & Facility Service Solutions segment accounted for greater than 10% of our total revenue.

MARKETING, SALES, AND CUSTOMER SERVICE

We market our products and services to a diverse customer base and to prospects that range across virtually all industry segments. We have built and maintain an extensive, proprietary database of prescreened and qualified business prospects that have been sourced from our various promotional initiatives, including mailers, website contacts, advertising responses, sales calls and lists purchased from third-party providers. These prospect records serve as a primary targeting resource for our professional sales and marketing organization and are constantly updated, expanded and maintained by an in-house team of specialist database qualifiers and managers.

We employ a large team of trained professional sales representatives to market our services to potential customers and develop new accounts. While most of our sales representatives present a full range of service solutions.

We believe that effective customer service is the most crucial element in developing and maintaining our market position. Our commitment to service excellence is reflected throughout our organization. Our information systems and our support service center enable us to respond to customer inquiries or issues within 24 hours, and our service personnel are specially trained to handle the daily contact work necessary to effectively manage customer relations. We measure the speed and accuracy of our customer service efforts weekly and continuously survey, record and report satisfaction levels to evaluate current performance and highlight areas for improvement.

COMPETITION

The uniform rental and sales industry is highly competitive. Our principal competitors offering uniform rental programs include Cintas Corporation, Alsco, and Vestis Corporation. In addition to our traditional rental competitors, we also compete with businesses that focus on selling uniforms, facility service products, and other related items directly to end customers. The direct sales market is highly fragmented and includes national, regional, and local providers. The level of competition varies by geographic area and product category. The principal sources of differentiation in the industry are the range of products and services, the quality of service, and pricing. Businesses may also elect to perform certain services internally rather than outsource them.

MANUFACTURING AND SOURCING

We manufactured approximately 62% of all garments we placed in service during fiscal 2025. These garments were primarily work pants and shirts manufactured at two of our plants located in San Luis Potosi, Mexico, one plant located in Managua, Nicaragua, as well as at subcontracted manufacturers that we utilize within our sourcing strategy to balance demand and optimize costs. The balance of the garments used in our programs are purchased from a variety of industry suppliers. While we currently acquire the raw materials with which we produce our garments from a limited number of suppliers, we believe that such materials are generally readily available from other sources. To date, we have experienced limited difficulty in obtaining any of our raw materials or supplies, although at certain times, we have sourced raw materials or supplies from alternative sources or experienced cost increases for such raw materials and supplies. Currently, we also manufacture approximately 99% of the mats we place in service at our plant in Cave City, Arkansas.

HUMAN CAPITAL

As of August 30, 2025, we employed approximately 16,000 team partners across our operations. Our people are fundamental to our success, and we strive to recruit, develop, and retain the best talent. We provide continuous training and development opportunities, including our leadership development program, which offers leadership education, operational knowledge, and hands-on business experience within the industrial laundry and facility services industry to develop future managers.

We seek to foster a employee-intimate culture and believe our workforce is critical to our long-term success and to the service of our customers. We focus on the safety and well-being of our team partners by providing regular safety training, personal protective equipment, and a comprehensive suite of healthcare, wellness, and other employee benefits.

Less than 1% of our U.S. employees are represented by a union under a collective bargaining agreement, and we consider our employee relations to be good.

GOVERNMENT REGULATIONS

We, like our competitors, are subject to various federal, state and local laws and regulations governing, among other things, air emissions, wastewater discharges, and the generation, handling, storage, transportation, treatment and disposal of hazardous wastes and other substances. In particular, industrial laundries currently use and must properly dispose of detergent wastewater and other residues, and, in the past, used perchloroethylene and other dry cleaning solvents. We are attentive to the environmental concerns surrounding the disposal of these materials and have, through the years, taken measures to avoid their improper disposal. We have settled, or contributed to the settlement of, past actions or claims brought against us relating to the disposal of hazardous materials at several sites and there can be no assurance that we will not have to expend material amounts of resources to remediate the consequences of any such disposal in the future. Further, under environmental laws, an owner or lessee of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances located on, or in, or emanating from such property, as well as related costs of investigation and property damage. Such laws often impose liability without regard to whether the owner or lessee knew of, or was responsible for, the presence of such hazardous or toxic substances. There can be no assurance that our acquired or leased locations have been operated in compliance with environmental laws and regulations or that future uses or conditions will not result in the imposition of liability upon us under such laws or expose us to third-party actions, such as tort suits. We continue to address environmental conditions under terms of consent orders negotiated with the applicable environmental authorities or otherwise with respect to certain sites. We routinely review and evaluate sites that may require remediation and monitoring and determine our estimated costs based on various estimates and assumptions. For a discussion of our accruals with respect to environmental liabilities and additional discussion regarding environmental matters, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K. Refer also to the risk factors set forth in this Annual Report on Form 10-K for additional information regarding environmental matters.

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

Additional information regarding our environmental, health, and safety initiatives is available in UniFirst’s Environmental, Social and Governance Report, which can be found on our website at www.unifirst.com/sustainability-report. Such report is not deemed to be incorporated into this Annual Report on Form 10-K or the documents incorporated by reference into this Annual Report on Form 10-K.

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

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and any documents incorporated by reference may contain forward-looking statements within the meaning of the federal securities laws. Forward-looking statements contained in this Annual Report on Form 10-K and any documents incorporated by reference are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words such as “estimates,” “anticipates,” “projects,” “plans,” “expects,” “intends,” “believes,” “seeks,” “could,” “should,” “may,” “will,” “strategy,” “objective,” “assume,” “strive,” “design,” “assumption,” “vision” or the negative versions thereof, and similar expressions and by the context in which they are used. Such forward-looking statements are based upon our current expectations and speak only as of the date made. Such statements are highly dependent upon a variety of risks, uncertainties and other important factors that could cause actual results to differ materially from those reflected in such forward-looking statements. Such factors include, but are not limited to, uncertainties caused by an economic recession or other adverse economic conditions, including, without limitation, as a result of elevated inflation or interest rates or extraordinary events or circumstances such as geopolitical conflicts like the conflict between Russia and Ukraine and disruption in the Middle East, and their impact on our customers’ businesses and workforce levels, disruptions of our business and operations, including limitations on, or closures of, our facilities, or the business and operations of our customers or suppliers in connection with extraordinary events or circumstances, uncertainties regarding our ability to consummate acquisitions and successfully integrate acquired businesses, and the performance of such businesses, uncertainties regarding any existing or newly-discovered expenses and liabilities related to environmental compliance and remediation, any adverse outcome of pending or future contingencies or claims, our ability to compete successfully without any significant degradation in our margin rates, seasonal and quarterly fluctuations in business levels, our ability to preserve positive labor relationships and avoid becoming the target of corporate labor unionization campaigns that could disrupt our business, the effect of currency fluctuations on our results of operations and financial condition, our dependence on third parties to supply us with raw materials, which such supply could be severely disrupted as a result of extraordinary events or circumstances such as the conflict between Russia and Ukraine, any loss of key management or other personnel, increased costs as a result of any changes in federal, state, international or other laws, rules and regulations or governmental interpretation of such laws, rules and regulations, uncertainties regarding, or adverse impacts from continued high price levels of natural gas, electricity, fuel and labor or increases in such costs, the negative effect on our business from sharply depressed oil and natural gas prices, the continuing increase in domestic healthcare costs, increased workers’ compensation claim costs, increased healthcare claim costs, our ability to retain and grow our customer base, demand and prices for our products and services, fluctuations in our nuclear business, political or other instability, supply chain disruption or infection among our employees in Mexico and Nicaragua where our principal garment manufacturing plants are located, our ability to properly and efficiently design, construct, implement and operate a new enterprise resource planning (“ERP”) computer system, interruptions or failures of our information technology systems, including as a result of cyber-attacks, additional professional and internal costs necessary for compliance with any changes in or additional SEC, New York Stock Exchange (the “NYSE”) and accounting or other rules, strikes and unemployment levels, our efforts to evaluate and potentially reduce internal costs, the impact of U.S. and foreign trade policies and tariffs or other impositions on imported goods on our business, results of operations and financial condition, our ability to successfully implement our business strategies and processes, including our capital allocation strategies, our ability to successfully remediate the material weakness in internal control over financial reporting disclosed in this Annual Report on Form 10-K in an appropriate and timely matter or at all, and the other factors described under “Part I, Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K. We undertake no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made.

RISKS RELATING TO OUR BUSINESS AND OPERATIONS

We face intense competition within our industry, which may adversely affect our results of operations and financial condition.

The rental and sales industry for uniforms, workwear and facility services sector is highly competitive. The main sources of differentiation in the industry are quality of products and services, and price. Our principal competitors include Cintas Corporation, Alsco and Vestis Corporation. The remainder of the market, however, is divided among hundreds of smaller businesses, many of which serve one or a limited number of markets or geographic service areas. In addition to our traditional rental competitors, we compete with businesses that focus on selling uniforms, facilities service products and other related items, including single-use disposable garments for use in the nuclear industry. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could have a material effect on our results of operations and financial condition. We also compete with industry competitors for acquisitions, which has the effect of increasing the price for acquisitions and reducing the number of acquisition candidates available to us. If we pay higher prices for businesses we acquire, our returns on investment and profitability may be reduced.

Adverse economic and business conditions or geopolitical events may affect our business and our customer base and have a material adverse impact on our sales and operating results.

We supply uniform, workwear and facility services to many industries that have been in the past, and may be in the future, subject to adverse economic and business conditions resulting in shifting employment levels, workforce reductions, changes in worker productivity, uncertainty regarding the impacts of rehiring and shifts to offshore manufacturing. In addition, geopolitical conflicts, calamities or other events, including the conflict between Russia and Ukraine, disruption in the Middle East and public health events, may disrupt domestic and global business and financial markets and conditions.

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

Increases in inflation rates could have a material adverse impact on our revenues and operating margins. In addition, if our costs increase and we are not able to pass along these price increases to our customers, our results of operations would be adversely affected, and the adverse impact may be material.

Elevated inflation rates have at times had an adverse impact on our operating margins, including increased energy costs for our vehicles and plants and increased wages in the labor markets in which we compete. Any period of sustained inflation could pressure our margins in future periods. Adverse economic conditions resulting from inflationary pressures, U.S. Federal Reserve actions, including elevated interest rates and/or increases in interest rates, geopolitical issues, U.S. and foreign tariffs or other impositions on imported goods or other causes are difficult to predict and may have a material adverse impact on our business, results of operations and financial condition.

Continued high interest rates or increases in interest rates, especially if coupled with reduced government spending and volatility in financial markets, may have the effect of further increasing economic uncertainty and heightening these risks, which may result in an economic recession. In an inflationary environment, we may be unable to raise the prices of our products and services at or above the rate at which our costs increase, which may reduce our operating margins and have a material adverse effect on our financial results. We also may experience lower than expected sales and potential adverse impacts on our competitive position if there is a decrease in customer spending or a negative reaction to our pricing. A reduction in our revenue would be detrimental to our profitability and financial condition and could also have an adverse impact on our future growth.

Our failure to successfully implement our acquisition strategy and to grow our business could adversely affect our ability to increase our revenues and could negatively impact our profitability.

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

As of August 30, 2025, we employed approximately 16,000 persons and less than 1% of our U.S. employees are represented by a union pursuant to a collective bargaining agreement. Competitors within our industry have been the target of corporate unionization campaigns by multiple labor unions. While our management believes that our employee relations are good, we cannot assure you that we will not become the target of campaigns similar to those faced by our competitors. The potential for unionization could increase in the future. If we do encounter pressure from any labor unions in connection with our acquisitions of other businesses, any resulting labor unrest could disrupt our business by impairing our ability to produce and deliver our products and diverting the attention of our management. In addition, significant union representation would require us to negotiate wages, salaries, benefits and other terms with many of our employees collectively and could adversely affect our results of operations by increasing our labor costs or otherwise restricting our ability to maximize the efficiency of our operations.

We may incur unexpected cost increases due to rising healthcare costs and other labor costs.

In general, the cost of healthcare that we provide to our employees has grown over the last few years at a rate in excess of our revenue growth and, as a result, has negatively impacted our operating results. Moreover, it is generally expected that healthcare costs in the U.S. will increase over the coming years. In addition, we may incur significant healthcare costs if a significant number of our employees experience injury or illness, including in connection with public health emergencies. As a result of these factors, and depending on the effect of any modifications we have made and may make in the future to our employee healthcare plans and enrollment levels in those plans or any future legislation or regulation affecting the healthcare industry, we expect that our future operating results will continue to be further adversely impacted by increasing healthcare costs.

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

Fluctuations in our nuclear business in our Other segment, including the loss of key customers or a significant reduction in our business derived from key customers, could disproportionately impact our revenue and net income and create volatility in the price of our Common Stock.

Our nuclear decontamination business is affected by shut-downs, outages and clean-ups of the nuclear facilities we service. We are not able to control or predict with certainty when such shut-downs, outages and clean-ups will occur. In addition, our nuclear decontamination business tends to generate more revenue in the first and third fiscal quarters, which is when nuclear power plants typically schedule refueling and maintenance outages and thereby increase nuclear garment utilization. Moreover, a significant percentage of this segment’s revenues are generated from a limited number of nuclear power plant operator customers. This concentration subjects this business to significant risks and may result in greater volatility in this segment’s results of operations. Fluctuations in our nuclear decontamination business, including the loss of key customers of our Other segment, or a significant reduction in our business derived from such key customers, could materially adversely affect our results of operations and financial condition.

Our international business results are influenced by currency fluctuations and other risks that could have an adverse effect on our results of operations and financial condition.

A portion of our sales is derived from international markets. Revenue denominated in currencies other than the U.S. dollar represented approximately 7.0%, 6.9% and 7.0% of total consolidated revenues for fiscal 2025, the fiscal year ended August 31, 2024 (“fiscal 2024”) and the fiscal year ended August 26, 2023 (“fiscal 2023”), respectively. The operating results of our international subsidiaries are translated into U.S. dollars and such results are affected by movements in foreign currencies relative to the U.S. dollar. The strength of the U.S. dollar has generally increased recently as compared to other currencies, which has had, and may continue to have, an adverse effect on our operating results as reported in U.S. dollars. In addition, a weaker Canadian dollar increases the costs to our Canadian operations of merchandise and other operational inputs that are sourced from outside Canada, which has the effect of reducing the operating margins of our Canadian business if we are unable to recover these additional costs through price adjustments with our Canadian customers. Our international operations are also subject to other risks, including the requirement to comply with changing and conflicting national and local regulatory requirements, including, without limitation, with respect to sustainability matters; potential difficulties in staffing and labor disputes; managing and obtaining support and distribution for local operations; credit risk or financial condition of local customers; potential imposition of restrictions on investments; potentially adverse tax consequences, including imposition or increase of withholding and other taxes on remittances and other payments by subsidiaries; foreign exchange controls; and local political and social conditions. In addition, U.S. and foreign trade policies and tariffs and other impositions on imported goods may have a negative impact on our business. There can be no assurance that the foregoing factors will not have an adverse effect on our international operations or on our consolidated financial condition and results of operations.

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

In fiscal 2022, we initiated a multiyear ERP project with a strong focus on supply chain and procurement automation and technology. We believe that this initiative will become the core of the UniFirst technology footprint and will integrate and complement the capabilities of our customer relationship management (“CRM”) system. We expect the ERP system and the new supply chain and procurement capabilities that it will provide to enable lower operating costs and customer churn through enhanced inventory utilization and vendor management, improved response times to customer orders and more efficient back-end processes. We believe these capabilities will allow us to more effectively respond to and mitigate supply chain challenges. The failure to properly, efficiently and economically design processes, implement and operate an ERP system on a timely basis or at all could materially disrupt our operations, including our supply chain, adversely impact the servicing of our customers and have a material adverse effect on our financial results.

If our information technology systems suffer interruptions or failures, including as a result of cyber-attacks, our business operations could be disrupted or other material adverse impacts on our business could result.

Our information technology systems serve an important role in the efficient operation of our business. The failure of these information technology systems to perform as we anticipate could disrupt our business and negatively impact our results of operations. In addition, our information technology systems could be damaged or cease to function properly due to any number of causes, such as catastrophic events, power outages, security breaches, ransomware, computer viruses or cyber-based attacks. Further, state-sponsored cyber-attacks could expand, including in connection with geopolitical conflicts such as the conflict between Russia and Ukraine, which could adversely affect our or our suppliers’ ability to maintain and enhance key cybersecurity and data protection measures. While we have contingency plans in place to prevent or mitigate the impact of these events, if such events were to occur and our disaster recovery plans do not effectively address the issues on a timely basis, we could suffer interruptions in our ability to manage our operations and service our customers, and we may be required to make a significant investment to fix or replace our information technology systems, each of which may have a material adverse effect on our business and financial results. In addition, if customer, employee or our proprietary information is compromised by a security breach or cyber-attack or other event, it could have a material adverse effect on our business, including as a result of remedial actions that we may be required to take, potential liabilities and penalties, loss of business and reputational damage. Our failure to properly respond to any such event could also result in exposure to liability. We are subject to numerous laws and regulations in the U.S. and internationally designed to protect the information of clients, customers, employees, and other third parties that we collect and maintain. These laws and regulations are increasing in complexity and number. If we fail to comply with such laws or regulations, we may be subject to litigation, monetary damages, enforcement actions or fines in one or more jurisdictions, which could have an adverse effect on our business.

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

We manufactured approximately 62% of all garments we placed in service during fiscal 2025. These were primarily work pants and shirts manufactured at two of our plants located in San Luis Potosi, Mexico, at one plant located in Managua, Nicaragua, and by subcontracted manufacturers that we utilize within our sourcing strategy to balance demand and optimize costs. The balance of the garments used in our programs are purchased from a variety of industry suppliers. While we currently acquire the raw materials with which we produce our garments from a limited number of suppliers, we believe that such materials are generally readily available from other sources. Furthermore, overseas garment contractors could be subject to supply chain disruptions. We also source or import various facility services products, such as towels, microfiber, conventional mops, aprons, disposable gloves, etc., and our ability to obtain these supplies could potentially be impacted by supply chain disruptions. To date, we have experienced no significant difficulty in obtaining any of our raw materials or supplies, although at certain times, we have sourced raw materials or supplies from alternative sources or experienced cost increases for such raw materials and supplies. However, if we were to experience difficulty obtaining any of our raw materials from such suppliers and were unable to obtain new materials or supplies from other industry suppliers, or if the cost of obtaining such materials or supplies were to increase, including in any case as a result of inflation, high or rising interest rates, tariffs or other impositions on imported goods, geopolitical issues such as the conflict between Russia and Ukraine or disruption in the Middle East, or other supply chain disruptions, it could adversely affect our results of operations.

Unexpected events could disrupt our operations, including our reliance on key facilities, and have a material adverse impact on our operating results.

Unexpected events, including, without limitation, fires at facilities, natural disasters as a result of climate change or otherwise, such as hurricanes, earthquakes, floods and tornadoes, public health emergencies, terrorist activities, geopolitical issues including war or other conflicts such as conflicts in the Middle East or between Russia and Ukraine, unplanned utility outages, pandemics such as the COVID-19 pandemic, supply disruptions, failure of equipment or information systems, temporary or long-term disruption of our computer systems, or changes in laws and/or regulations impacting our business, could have a material adverse impact on our operating results. These events could result in disruption of customer service, physical damage to one or more key operating facilities, the temporary closure of one or more key operating facilities or the temporary disruption of information systems. In addition, the destruction or permanent or temporary loss of, or other disruptions with respect to, key facilities such as our distribution facility in Owensboro, Kentucky or our manufacturing facilities in Mexico or Nicaragua as a result of geopolitical issues or otherwise, or our manufacturing facility in Cave City, Arkansas, would have a material adverse effect on our operations and financial results.

We identified material weakness in our internal control over financial reporting related to certain information technology general controls (“ITGCs”) supporting the manage change and manage access processes. If not remediated appropriately and timely, such material weakness could adversely impact our ability to record, process and report financial information accurately, result in loss of investor confidence and have a material adverse impact on our business, results of operations, financial condition and stock price.

As disclosed in Part II, Item 9A of our Annual Report on Form 10-K for fiscal 2024, we previously identified a material weakness related to deficiencies in our manage change and manage access processes that were not designed and operating effectively. These deficiencies affected all financially relevant business processes. While we worked during fiscal 2025 to remediate the previously identified material weakness, we were unable to fully remediate the material weakness prior to the end of fiscal 2025. However, we made significant progress in remediating the design and operating effectiveness of our control environment and successfully addressed IT General Controls (ITGCs) for several key financial systems, including our legacy ERP platform and supporting tools and utilities. At the end of fiscal 2025, the material weakness had been narrowed to deficiencies related to our CRM system which affected revenue and receivables as well as a group of legacy applications which affected revenue and receivables, supply inventory and merchandise in service.

As a public company, we are required to establish and periodically evaluate and assess procedures with respect to our internal control over financial reporting. In connection with our year-end assessment as part of this Annual Report, we determined that, as of August 30, 2025, we did not maintain effective internal control over financial reporting due to material weakness we identified in the design and operation of certain ITGCs relevant to our key accounting, reporting, and proprietary information technology (“IT”) systems, as more fully described in Part II, Item 9A, “Controls and Procedures” of this Form 10-K. These material weakness did not result in any identified misstatements to the financial statements, and there were no changes to previously issued financial results.

While we are in the process of implementing changes to remediate the material weakness identified, there can be no assurance that such remedial measures will be successful and we will be able to remediate the material weakness in a timely manner. If we are unable to remediate the material weakness appropriately and timely, or are otherwise unable to maintain effective internal control over financial reporting or disclosure controls and procedures, our ability to record, process and report financial information accurately, and to prepare financial statements within required time periods, could be adversely affected, which could subject us to litigation or investigations requiring management resources and payment of legal and other expenses, negatively affect investor confidence in our financial statements and have a material adverse effect on our business, results of operations, financial condition and stock price.

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

The U.S. and certain foreign countries have recently announced new or increased tariffs on imported goods, and additional tariffs or increases in tariffs could be assessed in the future. If any such tariffs or other impositions on imported goods were to increase our cost or difficulty of obtaining raw materials or products from suppliers and we were unable to mitigate the impacts of any such increased costs or difficulties, it could have a material adverse impact on our business and our results of operations. In addition, any such tariffs or other impositions on imported goods could have a negative adverse impact on economic conditions generally and on the businesses of our customers, including decreases in wearer levels at our customers, which could have a material adverse impact on our business and our results of operations.

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

We have accrued certain costs related to certain sites.

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

In addition to contingencies and claims relating to environmental matters, we are subject from time to time to legal or regulatory proceedings, including, without limitation, with respect to tax matters, and to claims and disputes arising from the conduct of our business operations, including personal injury claims, customer contract matters and employment claims such as claims alleging violations of, and damages under, the Fair Labor Standards Act (the “FLSA”). Refer to Note 11, “Commitments and Contingencies”, of our Consolidated Financial Statements for further discussion. For example, in the fourth quarter of fiscal 2022, the Mexican federal tax authority issued a tax assessment on our subsidiary in Mexico for fiscal 2016 import taxes, value added taxes and custom processing fees of over $17.0 million, plus surcharges, fines and penalties of $67.7 million for a total assessment of $84.7 million. We challenged the validity of the tax assessment through an appeal process. In the first quarter of fiscal 2025, the Federal Tax Court in Mexico made a determination partially in our favor. Following the Federal Tax Court’s determination, we filed a constitutional action before the Federal Administrative Court. In addition, the federal tax authority appealed the determination of the Federal Tax Court. While we are unable to ascertain the ultimate outcome of this matter, based on the information currently available, we believe that a loss with respect to this matter is neither probable nor remote. Given the uncertainty associated with the ultimate resolution of this matter, the we are unable to reasonably assess an estimate or range of estimates of any potential losses. Accordingly, we have not recorded a liability related to this matter.

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

The rules dealing with U.S. federal, state and local and non-U.S. taxation are regularly under review by persons involved in the legislative process and by the Internal Revenue Service (“IRS”), the U.S. Treasury Department and other taxing authorities. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our Common Stock. Any such tax laws, regulations, interpretations, or rulings could have an adverse effect on our financial condition and results of operations. These changes could subject us to additional income taxes and non-income taxes (such as payroll, sales, use, import, value-added, digital tax, net worth, property, and goods and services taxes), which in turn could materially affect our financial position and results of operations. Additionally, new, changed, modified, or newly interpreted or applied tax laws could increase our customers’ and our compliance costs, operating and other costs, as well as the costs of our products. In recent years, many such changes have been made, and changes are likely to continue to occur in the future. As we expand the scale of our business activities, any changes in the U.S. and non-U.S. taxation of such activities may increase our effective tax rate and harm our business, financial condition, and results of operations.

In addition, we are also subject to tax audits in the U.S., Canada, Mexico, and other jurisdictions in which we do business, including, but not limited to, various states and Canadian provinces. These audits can be complicated and can require several years to resolve. The final resolution of any such tax audit could result in an increase in our income tax and other tax liabilities. Although we believe that our current tax provisions are reasonable and appropriate, there can be no assurance that these items will be settled for the amounts accrued, that additional tax exposures will not be identified in the future or that additional tax reserves will not be necessary for any such exposures. Any increase in the amount of taxes we owe, including any fines or penalties, as a result of challenges to our tax filing positions could result in a material adverse effect on our business, results of operations and financial condition. Refer to Note 11, “Commitments and Contingencies”, of our Consolidated Financial Statements for further discussion, including regarding the tax assessment matter in Mexico.

We are controlled by our principal shareholders, and our other shareholders may be unable to affect the outcome of shareholder voting.

As of October 22, 2025, to the Company’s knowledge, the members of the Croatti family and other family members owned, directly or indirectly, in the aggregate approximately 3,551,265 shares of our Class B Common Stock, which represents approximately 19.6% of the aggregate number of outstanding shares of our Common Stock and Class B Common Stock, but approximately 70.9% of the combined voting power of the outstanding shares of our Common Stock and Class B Common Stock. To the Company’s knowledge, the members of the Croatti family and other family members owned, directly or indirectly, a number of shares of Common Stock. As a result, the members of the Croatti family, acting with other family members, could effectively control most matters requiring approval by our shareholders, including the election of a majority of the directors. While historically the members of the Croatti family have individually voted their respective shares of Class B Common Stock in the same manner, there is no contractual understanding requiring this and there is no assurance that the family members will continue to individually vote their shares of Class B Common Stock in the same manner. This voting control by the members of the Croatti family, together with certain provisions of our by-laws and articles of organization, could have the effect of delaying, deferring or preventing a change in control of our Company that would otherwise be beneficial to our public shareholders.

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

We also have a policy for responding to and mitigating cybersecurity incidents. Our Chief Information & Technology Officer (“CITO”) oversees our incident response procedures, which are reviewed and updated periodically.

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

Cybersecurity Governance

Our CITO, who reports to our Chief Executive Officer, is responsible for leading our information security team and overseeing the Company’s cybersecurity risk management efforts. Our CITO has significant experience as a chief technology officer. Our Chief Information Security Officer supports the program and incident response and reports to the CITO.

Our cybersecurity risk management program is overseen by our Board of Directors. Members of the Board of Directors and the Audit Committee will periodically meet with our CITO to discuss material cybersecurity risks facing our organization and significant changes or updates to our cybersecurity processes. The full Board of Directors receives a cybersecurity risk management update from management generally on a quarterly basis.

ITEM 2. PROPERTIES

As of August 30, 2025, we owned or leased 281 facilities containing an aggregate of approximately 8.3 million square feet located in the U.S., Canada, Mexico, Europe and Nicaragua. We owned 148 of these facilities, containing approximately 6.6 million square feet. These facilities include our 325,000 square foot Owensboro, Kentucky distribution center and almost all of our industrial laundry processing plants. We believe our industrial laundry facilities are among the most modern in the industry.

We own substantially all of the machinery and equipment used in our operations. We believe that our facilities and our production, cleaning and decontamination equipment have been well maintained and are adequate for our present needs. We also own a fleet of approximately 4,813 delivery vans, trucks and other vehicles.

ITEM 3. LEGAL PROCEEDINGS

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Information

Our Common Stock trades on the NYSE under the symbol “UNF”, while our Class B Common Stock is not publicly traded. On July 29, 2025, our Board of Directors declared a quarterly cash dividend of $0.350 per share of Common Stock and $0.280 per share of Class B Common Stock. Both dividends were paid on September 26, 2025 to shareholders of record as of September 5, 2025. The amount and timing of any future dividend payment is subject to the approval of the Board of Directors each quarter.

The approximate number of shareholders of record of our Common Stock and Class B Common Stock as of October 24, 2025 was 46 and 42, respectively. We believe that the number of beneficial owners of our Common Stock is substantially greater than the number of record holders because a large portion of our Common Stock is held of record in broker “street names”.

Issuer Purchases of Equity Securities

The following table provides information regarding our purchases of equity securities for the periods set forth therein:

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Program (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Program (1)
June 1, 2025 - June 28, 2025	25,500	$186.91	25,500	$81,600,454
June 29, 2025 - July 26, 2025	153,337	$177.04	153,337	$54,705,284
July 27, 2025 - August 30, 2025	81,000	$176.25	81,000	$40,570,487
Total	259,837		259,837
(1)
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

Stock Performance Graph

The graph below compares the cumulative five-year total return on UniFirst Corporation’s Common Stock with the Russell 2000 Index and a customized peer group of three companies that includes Aramark, Cintas Corporation and Rollins, Inc. The graph assumes an investment of $100 in each of UniFirst Corporation’s Common Stock, the Russell 2000 Index, and the performance through August 30, 2025, assuming the reinvestment of dividends.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview

We are one of the leading providers of workplace uniforms and protective clothing in North America. We design, manufacture, personalize, rent, clean, deliver, and sell a wide range of uniforms and protective clothing, including shirts, pants, jackets, coveralls, lab coats, smocks, aprons and specialized protective wear, such as flame resistant and high visibility garments. We also rent and sell industrial wiping products, floor mats, facility service products and other non-garment items, and provides restroom and cleaning supplies and first aid cabinet services and other safety supplies as well as provide certain safety training, to a variety of manufacturers, retailers and service companies. We serve businesses of all sizes across multiple industries and sectors. We provide our products and services to over 300,000 customer locations in the U.S., Canada and Europe.

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

Prior to May 31, 2025, we organized our business into six operating segments: U.S. Rental and Cleaning, Canadian Rental and Cleaning, Manufacturing (“MFG”), Specialty Garments Rental and Cleaning (“Specialty Garments”), First Aid and Corporate. The U.S. Rental and Cleaning and Canadian Rental and Cleaning operating segments were previously combined to form the U.S. and Canadian Rental and Cleaning reporting segment, and as a result, we had five reporting segments. We previously referred to our U.S. and Canadian Rental and Cleaning, MFG, and Corporate segments combined as our “Core Laundry Operations.”

Beginning with the fourth quarter of 2025, we reorganized our business into three reportable operating segments based on the information reviewed by our Chief Executive Officer: Uniform & Facility Service Solutions, First Aid & Safety Solutions and Other. Refer to Item 1, “Business” and Note 15, “Segment Reporting” to our Consolidated Financial Statements for our disclosure of segment information. We have recast certain prior period segment results to conform with the current presentation.

The Uniform & Facility Service Solutions segment consolidates the former Corporate, MFG and U.S. and Canadian Rental and Cleaning operating segments and includes our cleanroom operations, which was previously part of the Specialty Garments reporting segment. The Uniform & Facility Service Solutions reporting segment designs, manufactures, purchases, rents, cleans, delivers and sells, uniforms and protective clothing and non-garment items in the U.S. and Canada. Certain operations of the Uniform & Facility Service Solutions reporting segment are referred to by the Company as “industrial laundry operations” and we refer to the locations related to this reporting segment as our “industrial laundries”. Additionally, the Uniform & Facility Service Solutions consists of our distribution center, sales and marketing, information systems, engineering, materials management, manufacturing planning, finance, budgeting, human resources, other general and administrative costs and interest expense. The segment, through the Company’s cleanroom operations, also purchases, rents, cleans, delivers and sells specialty garments and non-garment items primarily for cleanroom applications and provides cleanroom cleaning at limited customer locations.

We renamed our First Aid reporting segment as the First Aid & Safety Solutions reporting segment to better reflect the scope of services and products offered. The First Aid & Safety Solutions reporting segment sells first aid cabinet services and other safety supplies, provides certain safety training and maintains wholesale distribution and pill packaging operations for non-prescription medicines.

The Other reporting segment currently consists of our nuclear business, which was previously part of the Specialty Garments reporting segment with our cleanroom operations. The segment purchases, rents, cleans, delivers and sells, specialty garments and non-garment items primarily for nuclear applications.

Approximately 91.2% of our revenues in fiscal 2025 were derived from our Uniform & Facility Service Solutions segment. A key driver of this business is the number of workers employed by our customers. Our revenues are directly impacted by fluctuations in these employment levels. First Aid & Safety Solutions represented approximately 4.7% of our total revenues in fiscal 2025. Revenues from our Other segment, which accounted for approximately 4.1% of our fiscal 2025 revenues, increases during outages and refueling by nuclear power plants, as garment usage increases at these times.

Critical Accounting Policies and Estimates

We believe the following critical accounting policies reflect our more significant judgments and estimates used in the preparation of our Consolidated Financial Statements.

Use of Estimates

We prepare our financial statements in conformity with U.S. GAAP, which requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. We utilize key estimates in preparing the financial statements, including casualty and environmental estimates, valuation of intangible assets acquired in connection with a business combination, recoverability of goodwill, intangibles, income taxes and long-lived assets. These estimates are based on historical information, current trends, and information available from other sources. Our results are affected by economic, political, legislative, regulatory and legal actions. Economic conditions, such as recessionary trends, inflation, interest and monetary exchange rates, government fiscal policies, and changes in the prices of raw materials, can have a significant effect on operations. These factors and other events could cause actual results to differ from management’s estimates.

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

Inventories and Rental Merchandise in Service

Our inventories are stated at the lower of cost or net realizable value, net of any reserve for excess and obsolete inventory. Work-in-process and finished goods inventories consist of materials, labor and manufacturing overhead. Judgments and estimates are used in determining the likelihood that new goods on hand can be sold to our customers or used in our rental operations. We monitor canceled or terminated contracts (and reductions in customer orders) as part of its ongoing assessment of realizability. If such cancellations or reductions indicate that inventory held for those contracts may not be sold or used, additional reserves or write-downs are recorded. Historical inventory usage and current revenue trends are considered in estimating both excess and obsolete inventories. If actual product demand and market conditions are less favorable than those projected by management, additional inventory write-downs may be required. We use the first-in, first-out (“FIFO”) method to value our inventories, which primarily consist of finished goods. Rental merchandise in service is being amortized on a straight-line basis over the estimated service lives of the merchandise, which range from six to thirty-six months. In establishing estimated lives for merchandise in service, our management considers historical experience and the intended use of the merchandise. Material differences may result in the amount and timing of operating profit for any period if we make significant changes to our estimates.

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

We completed our annual goodwill impairment test as of the first day of the fourth quarter in fiscal 2025, fiscal 2024 and fiscal 2023. There have been no impairments of goodwill or other intangible assets in fiscal 2025, 2024 or 2023.

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

Property, plant and equipment, and definite-lived intangible assets are depreciated or amortized over their useful lives. Useful lives are based on our estimates of the period that the assets will generate economic benefits. Long-lived assets are evaluated for impairment whenever events or circumstances indicate an asset may be impaired. There were no material impairments of long-lived assets in fiscal 2025, 2024 or 2023.

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

The estimated liability for environmental contingencies has been discounted as of August 30, 2025 using risk-free interest rates ranging from 4.86% to 4.92% over periods ranging from twenty to thirty years. The estimated current costs, net of legal settlements with insurance carriers, have been adjusted for the estimated impact of inflation at 3.0% per year. Changes in enacted laws, regulatory orders or decrees, our estimates of costs, risk-free interest rates, insurance proceeds, participation by other parties, the timing of payments, the input of our attorneys and outside consultants or other factual circumstances could have a material impact on the amounts recorded for our environmental and other contingent liabilities. Refer to Note 11, “Commitments and Contingencies”, of our Consolidated Financial Statements for additional discussion and analysis.

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

Fiscal Year

Our fiscal year ends on the last Saturday in August. For financial reporting purposes, fiscal 2025 and 2024 consisted of 52 weeks and 53 weeks, respectively.

Factors Affecting our Business

In general, we believe that our results of operations are not dependent on moderate changes in the inflation rate. Historically, we have been able to manage the impacts of more significant changes in inflation rates through our customer relationships, customer agreements that generally provide for price increases and continued focus on improvements in operational productivity. However, the inflationary environment in recent years had a negative impact on our margins, including increased energy costs for our vehicles and our plants, and increased wages in the labor markets in which we compete. While inflation has moderated recently, a period of sustained inflation could pressure our margins in future periods. Adverse economic conditions resulting from inflationary pressures, U.S. Federal Reserve actions, including elevated interest rates and/or increases in interest rates, geopolitical issues, U.S. and foreign tariffs or other impositions on imported goods or other causes are difficult to predict and may have a material adverse impact on our business, results of operations and financial condition.

We are also monitoring and evaluating the potential impact of recently announced new or increased tariffs on imported goods. If any such tariffs were to increase our cost or difficulty of obtaining raw materials or products from suppliers and we were unable to mitigate the impacts of any such increased costs or difficulties, it could have a material adverse impact on our business and our results of operations. In addition, any such tariffs or other impositions on imported goods could have a negative adverse impact on economic conditions generally and on the businesses of our customers, including decreases in wearer levels at our customers, which could have a material adverse impact on our business and our results of operations.

Please see Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K for an additional discussion of risks and potential risks of inflation, elevated interest rates and/or increases in interest rates, geopolitical issues, U.S. and foreign tariffs or other impositions on imported goods and adverse economic conditions on our business, financial condition and results of operations.

Results of Operations

The following table presents certain selected financial data, including the percentage of revenues represented by each item, for fiscal years 2025 and 2024. For discussion of fiscal 2024 results compared to fiscal 2023 results, see the Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” within our Annual Report on Form 10-K for the fiscal year ended August 31, 2024, filed with the SEC on November 14, 2024.

(In thousands, except for percentages)	Fiscal 2025	% of Revenues	Fiscal 2024	% of Revenues	% Change
Revenues	$2,432,352	100.0%	$2,427,431	100.0%	0.2%
Operating expenses:
Cost of revenue (1)	1,542,400	63.4	1,579,835	65.1	(2.4)
Selling and administrative expenses (1)	565,099	23.2	522,586	21.5	8.1
Depreciation and amortization	140,355	5.8	141,432	5.8	(0.8)
Total operating expenses	2,247,854	92.4	2,243,853	92.4	0.2
Operating income	184,498	7.6	183,578	7.6	0.5
Other income, net	(10,877)	(0.4)	(5,801)	(0.2)	87.5
Income before income taxes	195,375	8.0	189,379	7.8	3.2
Provision for income taxes	47,104	1.9	43,905	1.8	7.3
Net income	$148,271	6.1%	$145,474	6.0%	1.9%

(1)
Exclusive of depreciation on our property, plant and equipment and amortization of our intangible assets.

Revenues and income (loss) from operations by reporting segment for fiscal 2025 and 2024 are presented in the following table:

	Fiscal	Fiscal
(In thousands)	2025	2024
Revenues
Uniform & Facility Service Solutions	$2,218,562	$2,224,030
First Aid & Safety Solutions	114,586	106,271
Other	99,204	97,130
Total consolidated revenues	$2,432,352	$2,427,431

Operating income (loss)
Uniform & Facility Service Solutions	$168,502	$169,027
First Aid & Safety Solutions	853	(1,832)
Other	15,143	16,383
Total operating income	$184,498	$183,578

Note: Our segment results for the fiscal year 2025 presented in this Annual Report on Form 10-K reflect our modified segments. Our prior period segment results presented in this Annual Report on Form 10-K have been recast to conform with the current presentation of our modified segments.

General

We derive our revenues from the services described under “Business Overview” above.

Cost of revenues include the amortization of rental merchandise in service and merchandise costs related to direct sales as well as labor and other production, service and delivery costs, and distribution costs associated with operating our Uniform & Facility Service Solutions operations, Other segment facilities, and First Aid & Safety Solutions locations. Selling and administrative costs include costs related to our sales and marketing functions as well as general and administrative costs associated with our corporate offices, non-operating environmental sites and operating locations including information systems, engineering, materials management, manufacturing planning, finance, budgeting, and human resources.

A portion of our sales is derived from international markets, including Canada. Revenues denominated in currencies other than the U.S. dollar represented approximately 7.0% and 6.9% of total consolidated revenues for fiscal 2025 and 2024, respectively. The operating results of our international subsidiaries are translated into U.S. dollars and such results are affected by movements in foreign currencies relative to the U.S. dollar. In addition, a weaker Canadian dollar increases the costs to our Canadian operations of merchandise and other operational inputs that are sourced from outside Canada, which has the effect of reducing the operating margins of our Canadian business if we are unable to recover these additional costs through price adjustments with our Canadian customers. In fiscal 2025 and 2024, foreign currency fluctuations impacted our consolidated revenues negatively by 0.1% and a nominal percentage, respectively. These impacts were primarily driven by fluctuations in the Canadian dollar. Our operating results in future years could be negatively impacted by any further devaluation, as compared to the U.S. dollar, of the Canadian dollar or any of the currencies of the other countries in which we operate.

In fiscal 2018, we initiated a multiyear CRM project to further develop, implement and deploy a third-party software application we licensed. This new solution improves functionality, capability and information flow as well as increases automation for our operations in servicing our customers. We began deployment of our new CRM project during the second half of fiscal 2021 and concluded the deployment to our U.S. locations in the first quarter of fiscal 2024. We are depreciating this system over a 10-year life and recognized $4.1 million and $3.6 million of amortization expense in fiscal 2025 and 2024, respectively.

In fiscal 2022, we initiated a multiyear ERP project that we plan to continue through 2027, with early phases focused on master data management and finance capabilities followed by subsequent phases with a strong focus on supply chain, procurement, automation and technology. We believe that this initiative will become the core of our systems technology footprint and will integrate and complement the capabilities of the CRM system. We expect the ERP system and the new supply chain and procurement capabilities that it will provide to enable lower operating costs and reduce customer churn. Such benefits are expected to be delivered through enhanced inventory utilization and vendor management, improved response times to customer orders and more efficient back-end processes. As of fiscal 2025, we capitalized $45.3 million related to our ERP project. We refer to our CRM and ERP projects together as our “Key Initiatives”.

The following section of this Annual Report on Form 10-K generally discusses fiscal 2025 and fiscal 2024 items and year-to-year comparisons between fiscal 2025 and fiscal 2024. Discussions of fiscal 2023 items and year-to-year comparisons between fiscal 2024 and fiscal 2023 that are not included in this Annual Report on Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended August 31, 2024, which was filed with the SEC on November 14, 2024.

Fiscal Year Ended August 30, 2025 Compared with Fiscal Year Ended August 31, 2024

Revenues

(In thousands, except percentages)	Fiscal 2025	Fiscal 2024	Dollar Change	Percent Change
Uniform & Facility Service Solutions	$2,218,562	$2,224,030	$(5,468)	(0.2)%
First Aid & Safety Solutions	114,586	106,271	8,315	7.8%
Other	99,204	97,130	2,074	2.1%
Total consolidated revenues	$2,432,352	$2,427,431	$4,921	0.2%

In fiscal 2025, our consolidated revenues increased by $4.9 million from the comparable period in 2024, or 0.2%. Fiscal 2025 included 52 weeks of operations, while fiscal 2024 included 53 weeks. Excluding the impact of the extra week, consolidated organic growth was 1.8%. The effect of the Canadian dollar exchange rate resulted in changes in our revenues of (0.2)%. The year-over-year increase was primarily driven by strong organic growth within our Uniform & Facility Service Solutions segment, reflecting solid new account sales and improved customer pricing.

Although Uniform & Facility Service Solutions revenues decreased slightly to $2.219 billion in fiscal 2025 from $2.224 billion in fiscal 2024, or (0.2)%, this decline was entirely attributable to the impact of the extra week in fiscal 2024. On a normalized basis, excluding the effect of the additional week, Uniform & Facility Service Solutions revenues increased $36.4 million, representing organic growth of 1.7%.

First Aid & Safety Solutions revenues for fiscal 2025 increased 7.8% compared to the prior fiscal year. This increase was driven by our continued investment in expanding the first aid van business, which accounted for growth of 10.1%. Excluding the estimated impact of the extra week of operations in fiscal 2024, First Aid & Safety Solutions revenues increased 10.0% compared to fiscal 2024.

Other segment revenues for fiscal 2025 increased 2.1% compared to the prior year due primarily to growth in our European and U.S. nuclear operations.

Cost of revenues

(In thousands, except percentages)	Fiscal 2025	Fiscal 2024	Dollar Change	Percent Change
Cost of revenues	$1,542,400	$1,579,835	$(37,435)	(2.4)%
% of Revenues	63.4%	65.1%

The decrease in consolidated cost of revenues of 2.4% during fiscal 2025 compared to the prior fiscal year was due primarily to the impact of the revenue change discussed above. Also contributing to the decrease were the effects of the one fewer week of operations in fiscal 2025 compared to fiscal 2024, and lower merchandise and production payroll costs as a percentage of revenues.

Selling and administrative expenses

(In thousands, except percentages)	Fiscal 2025	Fiscal 2024	Dollar Change	Percent Change
Selling and administrative expenses	$565,099	$522,586	$42,513	8.1%
% of Revenues	23.2%	21.5%

The increase in selling and administrative costs of 8.1% during fiscal 2025 compared to the prior fiscal year was due primarily to continued investments we have made in our sales organization capabilities to support our digital transformation over the last year. The increase also reflects approximately $12.8 million in higher healthcare claims compared to the prior fiscal year and approximately $5.7 million of advisory and legal expenses related to a strategic matter and an employee matter, respectively. We expensed $6.8 million and $11.8 million of non-recurring costs related to our Key Initiatives, primarily relating to our ERP project, in fiscal 2025 and fiscal 2024, respectively.

Depreciation and amortization

(In thousands, except percentages)	Fiscal 2025	Fiscal 2024	Dollar Change	Percent Change
Depreciation and amortization	$140,355	$141,432	$(1,077)	(0.8)%
% of Revenues	5.8%	5.8%

Depreciation and amortization expense in fiscal 2025 remained relatively consistent compared to the prior fiscal year. Depreciation increased approximately $2.0 million, primarily reflecting continued investment in systems, technology capabilities, and infrastructure to support future growth. Amortization decreased approximately $3.0 million, due primarily to lower amortization related to the acquisition of Clean Uniform in fiscal 2023. On a combined basis, depreciation and amortization decreased $1.0 million, or 0.8%, year over year. The comparison to the prior year is also affected by the additional week of operations included in fiscal 2024, which modestly elevated the prior-year expense.

Operating Income

For fiscal 2025, changes in our revenues and costs as discussed above resulted in the following changes in our operating income and margin:

(In thousands, except percentages)	Fiscal 2025	Fiscal 2024	Dollar Change	Percent Change
Uniform & Facility Service Solutions	$168,502	$169,027	$(525)	(0.3)%
First Aid & Safety Solutions	853	(1,832)	2,685	(146.6)%
Other	15,143	16,383	(1,240)	(7.6)%
Operating income	$184,498	$183,578	$920	0.5%
Operating income margin	7.6%	7.6%

Other income, net

(In thousands, except percentages)	Fiscal 2025	Fiscal 2024	Dollar Change	Percent Change
Interest income, net	$(9,770)	$(7,242)	$(2,528)	34.9%
Other expense (income), net	(1,107)	1,441	(2,548)	(176.8)%
Total other income, net	$(10,877)	$(5,801)	$(5,076)	87.5%

Total other income, net in fiscal 2025 increased as compared to the prior fiscal year primarily due to $2.8 million in proceeds from the sale of a property. In addition, improved operating cash flows over the past few years have led to increased cash reserves, which in turn have also generated higher interest income.

Provision for income taxes

(In thousands, except percentages)	Fiscal 2025	Fiscal 2024	Dollar Change	Percent Change
Provision for income taxes	$47,104	$43,905	$3,199	7.3%
Effective income tax rate	24.1%	23.2%

The increase in the effective tax rate for fiscal 2025 compared to the prior fiscal year was to an increase in taxable permanent differences in fiscal 2025.

Liquidity and Capital Resources

General

Cash and cash equivalents, and short-term investments totaled $209.2 million as of August 30, 2025, an increase of $34.1 million from $175.1 million as of August 31, 2024. The increase in cash and cash equivalents and short-term investments was largely driven by our enhanced cash flows from operating activities. We generated $296.9 million and $295.3 million in cash from operating activities in fiscal 2025 and 2024, respectively. The increase was due primarily to increased profitability and lower working capital needs of the business. During fiscal 2025, we continued to invest in our business with capital expenditures totaling $154.3 million.

On April 8, 2025, our Board of Directors authorized a new share repurchase program to repurchase up to $100.0 million of our outstanding shares of Common Stock, inclusive of the amount which remained available under the existing share repurchase program approved in 2023.

Pursuant to the share repurchase program, we repurchased 402,415 shares of our Common Stock for an aggregate of approximately $70.9 million during fiscal 2025, representing approximately 2.2% of our outstanding shares as of August 30, 2025. As of August 30, 2025, we had $40.6 million remaining to repurchase shares under the share repurchase program.

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

Sources and uses of cash flows for fiscal 2025 and 2024, respectively, are summarized as follows:

(In thousands, except percentages)	Fiscal 2025	Fiscal 2024	Dollar Change	Percent Change
Net cash provided by operating activities	$296,872	$295,269	$1,603	0.5%
Net cash used in investing activities	(155,047)	(162,236)	7,189	(4.4)%
Net cash used in financing activities	(101,153)	(50,360)	(50,793)	100.9%
Effect of exchange rate changes	1,258	(545)	1,803	(330.8)%
Net decrease in cash and cash equivalents	$41,930	$82,128	$(40,198)	(48.9)%

Net Cash Provided by Operating Activities

Net cash provided by operating activities in fiscal 2025 increased compared to fiscal 2024, primarily due to improved profitability as well as favorable changes in working capital.

The increase in operating cash flows was driven by a $20.8 million positive impact from inventories, reflecting our continued focus on managing inventory levels and optimizing supply chain processes and a $6.4 million positive impact from accounts payable, largely attributable to the timing of vendor payments.

These favorable impacts were partially offset by a $11.7 million decrease related to prepaid expenses and other current and non-current assets, primarily reflecting higher information technology-related prepaid contracts and increased capitalized commission costs. Operating activities were also negatively impacted by changes in receivables of $7.0 million and accrued liabilities of $5.8 million, driven largely by the timing of customer collections and disbursements, respectively.

Net Cash Used in Investing Activities

Net cash used in investing activities in fiscal 2025 decreased as compared to fiscal 2024 due primarily to reduced net investment in certificates of deposit of $10.9 million and reduced capital expenditures of $6.1 million. Offsetting these decreases was an increase in cash paid for acquisitions of $11.7 million during fiscal 2025 as compared to the prior year.

Net Cash Used in Financing Activities

Net cash used in financing activities in fiscal 2025 increased as compared to fiscal 2024 due primarily to a $47.1 million increase in the repurchase of Common Stock during the period, an increase in cash dividends of $1.3 million, an increase in taxes withheld and paid related to net-share settlement of equity awards of $1.2 million and an increase in deferred financing costs of $1.2 million.

Long-term Debt and Borrowing Capacity

On August 12, 2025, we entered into an amended and restated $300.0 million unsecured revolving credit agreement (the “Credit Agreement”) with a syndicate of banks, which matures on August 12, 2030. The Credit Agreement amended and restated our prior credit agreement, which was scheduled to mature on March 26, 2026. Under the Credit Agreement, we are able to borrow funds at variable interest rates. As of August 30, 2025, the interest rates applicable to our borrowings under the Credit Agreement would be calculated as SOFR plus 1.00% at the time of the respective borrowing. Provided there is no default or event of default under the Credit Agreement and we are in compliance with our financial covenants on a pro forma basis, we may request an increase in the aggregate commitments under the Credit Agreement (in the form of revolving or term tranches) of up to an additional $100.0 million, for a total aggregate commitment of up to $400.0 million.

Availability of credit requires compliance with certain financial and other covenants, including a maximum consolidated funded debt ratio and minimum consolidated interest coverage ratio as defined in the Credit Agreement. We test our compliance with these financial covenants on a fiscal quarterly basis.

As of August 30, 2025, we had no outstanding borrowings and had outstanding letters of credit amounting to $106.7 million, leaving $193.3 million available for borrowing under the Credit Agreement, with the ability to request up to an additional $100.0 million in commitments pursuant to the accordion feature described above.

As of August 30, 2025, we were in compliance with all covenants under the Credit Agreement.

Derivative Instruments and Hedging Activities

See Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in this Annual Report on Form 10-K for information regarding our derivative instruments and hedging activities.

Environmental and Legal Contingencies

We are involved with environmental investigation, monitoring and remediation activities at certain sites. In addition, from time to time, we are also subject to legal and regulatory proceedings and claims arising from the conduct of our business operations, including but not limited to, personal injury, customer contract, employment claims and environmental and tax matters as described. We maintain insurance coverage providing indemnification against many of such claims, and we do not expect, although there can be no assurance, that we will sustain any material loss as a result thereof. Refer to Note 11, “Commitments and Contingencies,” to the Consolidated Financial Statements, as well as Part II, Item 1A. “Risk Factors” in this Annual Report on Form 10-K.

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

Contractual Obligations and Other Commercial Commitments

The following information is presented as of August 30, 2025 (in thousands):

	Payments Due by Fiscal Period
Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Retirement plan benefit payments	$26,483	$2,495	$3,663	$3,742	$16,583
Asset retirement obligations	18,524	—	—	—	18,524
Operating leases	81,411	20,522	30,732	17,993	12,164
Forward contracts	1,310	1,310	—	—	—
Purchase Commitments*	132,049	89,296	31,784	10,939	30
Total contractual cash obligations	$259,777	$113,623	$66,179	$32,674	$47,301

*Includes non-cancellable purchase commitments for inventories, software, and services.

As discussed above under “Long-Term Debt and Borrowing Capacity”, as of August 30, 2025, we had total borrowing capacity of $300.0 million under our Credit Agreement. The Credit Agreement includes an accordion feature, which is described above, that permits us to request up to an additional $100.0 million in commitments (for aggregate commitments up to $400.0 million) subject to covenant compliance. As of August 30, 2025 had no outstanding borrowings, $106.7 million of letters of credit outstanding and $193.3 million available for borrowing. We were in compliance with all covenants as of that date.

As discussed below under “Quantitative and Qualitative Disclosures About Market Risk”, as of August 30, 2025, we had forward contracts with a notional value of approximately 1.8 million CAD outstanding and recorded the fair value of the contracts of $0.1 million in prepaid expenses and other current assets with a corresponding gain of $0.1 million in accumulated other comprehensive loss, which was recorded net of tax. During fiscal 2025, we reclassified $0.1 million from accumulated other comprehensive loss to revenue, related to the derivative financial instruments. The gain on these forward contracts that results in a decrease to accumulated other comprehensive loss as of August 30, 2025 is expected to be reclassified to revenues prior to their maturity on August 29, 2026.

Energy Costs

Significant variability in energy costs, specifically with respect to natural gas, gasoline and electricity can materially affect our operating costs. During fiscal 2025, our energy costs, which include fuel, natural gas, and electricity, represented approximately 3.9% of our total revenue.

Recent Accounting Pronouncements

See Note 1, “Summary of Significant Accounting Policies” to our Consolidated Financial Statements included in this Annual Report on Form 10-K for more information on recently implemented and issued accounting standards.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

We have determined that all of our foreign subsidiaries operate primarily in local currencies that represent the functional currencies of such subsidiaries. All assets and liabilities of our foreign subsidiaries are translated into U.S. dollars using the exchange rate prevailing at the balance sheet date. The effects of exchange rate fluctuations on the translation of assets and liabilities are recorded as a component of shareholders’ equity. Revenues and expenses are translated at the average exchange rates in effect during each month of the fiscal year. As such, our financial condition and operating results are affected by fluctuations in the value of the U.S. dollar as compared to currencies in foreign countries. Revenues denominated in currencies other than the U.S. dollar represented approximately 7.0%, 6.9% and 7.0% of our total consolidated revenues for fiscal 2025, 2024 and 2023, respectively. Total assets denominated in currencies other than the U.S. dollar represented approximately 7.0% and 6.8% of our total consolidated assets as of August 30, 2025 and August 31, 2024, respectively. If exchange rates had increased or decreased by 10% from the actual rates in effect during fiscal 2025, our revenues and assets for the year ended and as of August 30, 2025 would have increased or decreased by approximately $17.1 million and $19.4 million, respectively.

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

As of August 30, 2025, we had forward contracts with a notional value of approximately 1.8 million CAD outstanding and recorded the fair value of the contracts of $0.1 million in prepaid expenses and other current assets with a corresponding gain of $0.1 million in accumulated other comprehensive loss, which was recorded net of tax. During fiscal 2025, we reclassified $0.1 million from accumulated other comprehensive loss to revenue, related to the derivative financial instruments. The gain on these forward contracts that results in a decrease to accumulated other comprehensive loss as of August 30, 2025 is expected to be reclassified to revenues prior to their maturity on August 29, 2026.

Other than the forward contracts discussed above, we do not operate a hedging program to mitigate the effect of a significant change in the value of the functional currencies of our foreign subsidiaries, which include the Canadian dollar, euro, British pound, Mexican peso and Nicaraguan cordoba, as compared to the U.S. dollar. Any losses or gains resulting from unhedged foreign currency transactions, including exchange rate fluctuations on intercompany accounts are reported as transaction losses (gains) in our other expense, net. The intercompany payables and receivables are denominated in Canadian dollars, euros, British pounds, Mexican pesos and Nicaraguan cordobas. During fiscal 2025, transaction losses included in other expense, net, was $0.6 million. If exchange rates had changed by 10% during fiscal 2025, we would have recognized exchange gains or losses of approximately $0.1 million.

Interest Rate Sensitivity

We are exposed to market risk from changes in interest rates, which may adversely affect our financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, we manage exposures through our operating and financing activities. We are exposed to interest rate risk primarily through borrowings under our Credit Agreement. During fiscal 2025, we had no outstanding borrowings under the Credit Agreement. Under the Credit Agreement, we borrow funds at variable interest rates based on, at our election, the SOFR rate or a base rate, plus in each case a spread based on our consolidated funded debt ratio. To the extent we have borrowings outstanding under the Credit Agreement, changes in interest rates result in changes in our interest expense.

Please see Item 1A. “Risk Factors” in this Annual Report on Form 10-K for an additional discussion of risks and potential risks on our business, financial performance and the market price of our Common Stock.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Statements of Income

UniFirst Corporation and Subsidiaries

	52 Weeks Ended	53 Weeks Ended	52 Weeks Ended
Year ended (In thousands, except per share data)	August 30, 2025	August 31, 2024	August 26, 2023
Revenues	$2,432,352	$2,427,431	$2,233,047
Operating expenses:
Cost of revenues (1)	1,542,400	1,579,835	1,481,296
Selling and administrative expenses (1)	565,099	522,586	496,915
Depreciation and amortization	140,355	141,432	121,233
Total operating expenses	2,247,854	2,243,853	2,099,444
Operating income	184,498	183,578	133,603
Other (income) expense:
Interest income, net	(9,770)	(7,242)	(6,738)
Other (income) expense, net	(1,107)	1,441	1,504
Total other income, net	(10,877)	(5,801)	(5,234)
Income before income taxes	195,375	189,379	138,837
Provision for income taxes	47,104	43,905	35,163
Net income	$148,271	$145,474	$103,674

Income per share—Basic:
Common Stock	$8.33	$8.11	$5.77
Class B Common Stock	$6.66	$6.49	$4.62

Income per share—Diluted:
Common Stock	$7.98	$7.77	$5.53

Income allocated to—Basic:
Common Stock	$124,551	$122,188	$87,104
Class B Common Stock	$23,720	$23,286	$16,570

Income allocated to—Diluted:
Common Stock	$148,271	$145,474	$103,674

Weighted average number of shares outstanding—Basic:
Common Stock	14,961	15,073	15,098
Class B Common Stock	3,560	3,590	3,590

Weighted average number of shares outstanding—Diluted:
Common Stock	18,581	18,724	18,762

(1)
Exclusive of depreciation of the Company’s property, plant and equipment and amortization of its intangible assets.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income

UniFirst Corporation and Subsidiaries

	52 Weeks Ended	53 Weeks Ended	52 Weeks Ended
Year ended (In thousands)	August 30, 2025	August 31, 2024	August 26, 2023
Net income	$148,271	$145,474	$103,674
Other comprehensive income:
Foreign currency translation adjustments	10	538	(1,701)
Pension benefit liabilities, net of income taxes	1,877	(348)	2,130
Change in fair value of derivatives, net of income taxes	(28)	(73)	100
Other comprehensive income	1,859	117	529
Comprehensive income	$150,130	$145,591	$104,203

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Balance Sheets

UniFirst Corporation and Subsidiaries

(In thousands, except share and par value data)	August 30, 2025	August 31, 2024
Assets
Current assets:
Cash and cash equivalents	$203,501	$161,571
Short-term investments	5,672	13,505
Receivables, less reserves of $6,802 and $7,916	285,297	278,851
Inventories	145,197	156,908
Rental merchandise in service	227,720	237,969
Prepaid taxes	7,708	14,893
Prepaid expenses and other current assets	49,508	51,979
Total current assets	924,603	915,676
Property, plant and equipment, net	829,622	801,612
Goodwill	657,748	648,850
Customer contracts, net	74,784	85,990
Other intangible assets, net	31,045	34,009
Deferred income taxes	977	833
Operating lease right-of-use assets, net	70,110	66,682
Other assets	189,266	142,761
Total assets	$2,778,155	$2,696,413
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$94,980	$92,509
Accrued liabilities	176,903	170,240
Accrued taxes	674	447
Operating lease liabilities, current	17,846	18,241
Total current liabilities	290,403	281,437
Accrued liabilities	128,554	123,401
Accrued and deferred income taxes	135,648	132,496
Operating lease liabilities	54,593	50,568
Total liabilities	609,198	587,902
Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred Stock, $1.00 par value; 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $0.10 par value; 30,000,000 shares authorized; 14,679,646 and 15,000,552 shares issued and outstanding in 2025 and 2024, respectively	1,468	1,500
Class B Common Stock, $0.10 par value; 20,000,000 shares authorized; 3,551,265 and 3,590,295 shares issued and outstanding in 2025 and 2024, respectively	355	359
Capital surplus	109,107	104,791
Retained earnings	2,079,812	2,025,505
Accumulated other comprehensive loss	(21,785)	(23,644)
Total shareholders’ equity	2,168,957	2,108,511
Total liabilities and shareholders’ equity	$2,778,155	$2,696,413

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Equity

UniFirst Corporation and Subsidiaries

(In thousands)	Common Shares	Class B Common Shares	Common Stock	Class B Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance, as of August 27, 2022	15,075	3,590	$1,508	$359	$93,131	$1,845,163	$(24,290)	$1,915,871
Net income	—	—	—	—	—	103,674	—	103,674
Pension benefit liabilities, net (1)	—	—	—	—	—	—	2,130	2,130
Change in fair value of derivatives (1)	—	—	—	—	—	—	100	100
Foreign currency translation	—	—	—	—	—	—	(1,701)	(1,701)
Dividends declared	—	—	—	—	—	(22,288)	—	(22,288)
Share-based compensation, net (2)	—	—	—	—	6,172	—	—	6,172
Share-based awards exercised, net (1)	29	—	2	—	—	—	—	2
Balance, as of August 26, 2023	15,104	3,590	$1,510	$359	$99,303	$1,926,549	$(23,761)	$2,003,960
Net income	—	—	—	—	—	145,474	—	145,474
Pension benefit liabilities, net (1)	—	—	—	—	—	—	(348)	(348)
Change in fair value of derivatives (1)	—	—	—	—	—	—	(73)	(73)
Foreign currency translation	—	—	—	—	—	—	538	538
Dividends declared	—	—	—	—	—	(23,670)	—	(23,670)
Share-based compensation, net (2)	—	—	—	—	6,534	—	—	6,534
Share-based awards exercised, net (1)	36	—	4	—	—	—	—	4
Repurchase of Common Stock (3)	(140)	—	(14)	—	(1,046)	(22,848)	—	(23,908)
Balance, as of August 31, 2024	15,000	3,590	$1,500	$359	$104,791	$2,025,505	$(23,644)	$2,108,511
Net income	—	—	—	—	—	148,271	—	148,271
Pension benefit liabilities, net (1)	—	—	—	—	—	—	1,877	1,877
Change in fair value of derivatives (1)	—	—	—	—	—	—	(28)	(28)
Foreign currency translation	—	—	—	—	—	—	10	10
Dividends declared	—	—	—	—	—	(24,858)	—	(24,858)
Share-based compensation, net (2)	—	—	—	—	7,699	—	—	7,699
Share-based awards exercised, net (1)	43	—	4	—	—	—	—	4
Repurchase of Common Stock (3)	(403)	—	(40)	—	(3,383)	(69,106)	—	(72,529)
Shares converted	39	(39)	4	(4)	—	—	—	—
Balance, as of August 30, 2025	14,679	3,551	$1,468	$355	$109,107	$2,079,812	$(21,785)	$2,168,957

(1)
These amounts are shown net of the effect of income taxes.
(2)
These amounts are shown net of any shares withheld by the Company to satisfy certain tax withholding obligations in connection with the vesting of certain restricted stock units.
(3)
These amounts are shown net of the effect of excise taxes.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statements of Cash Flows

UniFirst Corporation and Subsidiaries

	52 Weeks Ended	53 Weeks Ended	52 Weeks Ended
Year ended (In thousands)	August 30, 2025	August 31, 2024	August 26, 2023
Cash flows from operating activities:
Net income	$148,271	$145,474	$103,674
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization (1)	140,355	141,432	121,233
Share-based compensation	12,173	9,773	9,063
Accretion on environmental contingencies	1,280	1,264	1,036
Accretion on asset retirement obligations	875	976	923
Other	448	466	258
Deferred income taxes	3,897	5,231	22,143
(Gain) loss on sale of property and equipment	(2,117)	561	762
Changes in assets and liabilities, net of acquisitions:
Receivables, less reserves	(6,478)	511	(21,714)
Inventories	12,318	(8,458)	4,001
Rental merchandise in service	10,039	10,548	(20,847)
Prepaid expenses and other current assets and Other assets	(24,330)	(12,582)	(7,057)
Accounts payable	2,333	(4,069)	10,111
Accrued liabilities	(8,774)	(3,021)	(12,762)
Prepaid and accrued income taxes	6,582	7,163	4,938
Net cash provided by operating activities	296,872	295,269	215,762

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(11,911)	(203)	(306,193)
Capital expenditures, including capitalization of software costs	(154,345)	(160,417)	(171,991)
Purchases of investments	(20,406)	(24,581)	(117,012)
Maturities of investments	28,356	21,679	107,000
Proceeds from sale of assets	3,259	1,286	549
Net cash used in investing activities	(155,047)	(162,236)	(487,647)

Cash flows from financing activities:
Payment of deferred financing costs	(1,164)	—	(851)
Borrowings under line of credit	—	—	80,000
Repayments under line of credit	—	—	(80,000)
Proceeds from exercise of share-based awards	4	4	3
Taxes withheld and paid related to net share settlement of equity awards	(4,473)	(3,239)	(2,891)
Repurchase of Common Stock	(70,895)	(23,780)	—
Payment of cash dividends	(24,625)	(23,345)	(22,100)
Net cash used in financing activities	(101,153)	(50,360)	(25,839)

Effect of exchange rate changes	1,258	(545)	768

Net increase (decrease) in cash and cash equivalents	41,930	82,128	(296,956)
Cash and cash equivalents at beginning of period	161,571	79,443	376,399
Cash and cash equivalents at end of period	$203,501	$161,571	$79,443
Supplemental disclosure of cash flow information:
Non-cash capital expenditures	$11,309	$11,138	$7,351
Interest paid	$1,150	$1,169	$1,344
Income taxes paid, net of refunds received	$37,166	$33,716	$8,491

(1)
Depreciation and amortization for the full year of fiscal 2025, 2024 and 2023 included approximately $17.0 million, $18.8 million and $14.7 million, respectively, of non-cash amortization expense recognized for acquisition-related intangible assets.

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

As discussed and described in Note 15, “Segment Reporting”, to these Consolidated Financial Statements, the Company has three reporting segments: Uniform & Facility Service Solutions, First Aid & Safety Solutions and Other. Certain operations of the Uniform & Facility Service Solutions reporting segment are referred to by the Company as its “industrial laundry operations” and the locations related to this reporting segment are referred to as “industrial laundries”.

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

Use of Estimates

The preparation of these Consolidated Financial Statements is in conformity with U.S. GAAP which requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. The Company utilizes key estimates in preparing the financial statements including casualty and environmental estimates, valuation of intangible assets acquired in a business combination, recoverability of goodwill, intangibles, income taxes and long-lived assets. These estimates are based on historical information, current trends, and information available from other sources. The Company’s results are affected by economic, political, legislative, regulatory and legal actions. Economic conditions, such as recessionary trends, inflation, interest and monetary exchange rates, government fiscal policies, and changes in the prices of raw materials, can have a significant effect on operations. These factors and other events could cause actual results to differ from management’s estimates.

Fiscal Year

The Company’s fiscal year ends on the last Saturday in August. For financial reporting purposes, fiscal year ended fiscal year ended August 31, 2024 (“fiscal 2024”) consisted of 53 weeks, and fiscal year ending August 30, 2025 (“fiscal 2025”) and August 26, 2023 (“fiscal 2023”) both consisted of 52 weeks. The additional week was included in the fourth quarter of fiscal 2024.

Cash, Cash Equivalents and Short-Term Investments

Cash, cash equivalents and short-term investments include cash in banks, money market securities and bank short-term investments having original maturities of six months or less. As of August 30, 2025 and August 31, 2024, the Company had $5.7 million and $13.5 million in short-term investments, respectively.

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

The following table presents the change in the allowance for credit losses, which is included in Receivables, net of reserves on the Consolidated Balance Sheets as of August 30, 2025 and August 31, 2024 are as follows (in thousands):

(In thousands)	August 30, 2025	August 31, 2024
Beginning balance	$7,916	$6,276
Current period provision	9,090	13,976
Write-offs and other	(10,204)	(12,336)
Ending balance	$6,802	$7,916

Financial Instruments

The Company’s financial instruments, which may expose the Company to concentrations of credit risk, include cash and cash equivalents, receivables, accounts payable and foreign exchange forward contracts. Each of these financial instruments is recorded at cost, which approximates its fair value given the short maturity of each financial instrument.

Revenue Recognition

In fiscal 2025, approximately 83.8% of the Company’s revenues are derived from fees for route servicing of Uniform & Facility Service Solutions and Other segment services performed by the Company’s employees at the customer’s location of business. The Company recognizes these revenues over time using an output method, as customers simultaneously receive and consume the benefits of the services as they are satisfied. The Company’s remaining revenue representing approximately 16.2% of the Company’s total revenue, is recognized when the obligations under the terms of a contract with a customer are satisfied. This generally occurs when the goods are transferred to the customer.

Certain of the Company’s customer contracts, primarily within the Uniform & Facility Service Solutions segment, include pricing terms that provide customers with potential discounts or rebates based on volume or other performance metrics. These components of variable consideration are not material to the Company’s consolidated revenues, and the related estimates are reassessed each reporting period.

The Company maintains an immaterial liability for these amounts within accrued liabilities on the Consolidated Balance Sheets. Any consideration paid to a customer at the beginning of a contract is capitalized and amortized over the life of the contract as a reduction to revenue.

The following table presents the Company’s revenues for fiscal 2025, 2024 and 2023 disaggregated by segment:

	Year ended
	2025		2024		2023
(In thousands, except percentages)	Revenues	% of Revenues	Revenues	% of Revenues	Revenues	% of Revenues
Uniforms & Facility Service Solutions	$2,218,562	91.2%	$2,224,030	91.6%	$2,041,180	91.4%
First Aid & Safety Solutions	114,586	4.7%	106,271	4.4%	94,824	4.3%
Other	99,204	4.1%	97,130	4.0%	97,043	4.3%
Total revenues	$2,432,352	100.0%	$2,427,431	100.0%	$2,233,047	100.0%

Note: The Company’s segment results for the fiscal year 2025 presented in these Consolidated Financial Statements reflect its modified segments. The Company’s prior period segment results presented in these Consolidated Financial Statements have been recast to conform with the current presentation of its modified segments.

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

The following table presents deferred commissions on the Company’s Consolidated Balance Sheets as of August 30, 2025 and August 31, 2024:

(in thousands)	August 30, 2025	August 31, 2024
Prepaid expenses and other current assets	$19,795	$18,079
Other assets	84,884	78,856

The following table presents the Company’s amortization expense related to deferred commissions on the Consolidated Statements of Income for fiscal 2025, 2024 and 2023, respectively:

(in thousands)	2025	2024	2023
Selling and administrative expenses	$19,661	$18,031	$16,500

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

The components of inventory as of August 30, 2025 and August 31, 2024 are as follows (in thousands):

	August 30, 2025	August 31, 2024
Raw materials	$22,107	$22,164
Work in process	3,030	2,832
Finished goods	120,060	131,912
Total inventory	$145,197	$156,908

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

The components of property, plant and equipment as of August 30, 2025 and August 31, 2024 are as follows (in thousands):

	August 30, 2025	August 31, 2024
Land, buildings and leasehold equipment	$834,112	$787,628
Machinery and equipment	735,091	710,108
Motor vehicles	394,862	372,837
Total property, plant and equipment, gross	1,964,065	1,870,573
Less: accumulated depreciation	1,134,443	1,068,961
Total property, plant and equipment, net	$829,622	$801,612

The Company provides for depreciation on the straight-line method based on the date the asset is placed in service using the following estimated useful lives:

Buildings (in years)	30 — 40
Building components (in years)	10 — 20
Leasehold improvements	Shorter of useful life or term of lease
Machinery and equipment (in years)	3 — 10
Motor vehicles (in years)	3 — 5

Long-lived assets, including property, plant and equipment, are evaluated for impairment whenever events or circumstances indicate an asset may be impaired. There were no material impairments of long-lived assets in fiscal 2025, 2024 and 2023.

Goodwill and Other Intangible Assets

In accordance with U.S. GAAP, the Company does not amortize goodwill. Instead, the Company tests goodwill for impairment on an annual basis. Management completes its annual goodwill impairment test on the first day of the fourth quarter of each fiscal year. In addition, U.S. GAAP requires that companies test goodwill if events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit to which goodwill is assigned below its carrying amount. The Company used quantitative assessment option for its impairment testing for goodwill in fiscal 2025 and determined that the fair values of the reporting units more likely than not exceeded their carrying values and that there was no evidence of impairment as of June 1, 2025.

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

Definite-lived intangible assets are amortized over their estimated useful lives, which are based on management’s estimates of the period that the assets will generate economic benefits. Definite-lived intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable in accordance with U.S. GAAP. There were no impairments of goodwill or indicators of impairment for definite-lived intangible assets in fiscal 2025, 2024 or 2023.

As of August 30, 2025, definite-lived intangible assets have a weighted average useful life of approximately 13.7 years. Customer contracts have a weighted average useful life of approximately 14.6 years and other intangible assets, net, which consist of primarily of restrictive covenants, software and trademarks, have a weighted average useful life of approximately 8.8 years.

Cloud Computing Arrangements

The Company enters into certain cloud-based software hosting arrangements that are accounted for as service contracts. Costs incurred for these arrangements are capitalized for application development activities, if material, and immediately expensed for preliminary project activities and post-implementation activities. The Company amortizes the capitalized development costs straight-line over the fixed, non-cancellable term of the associated hosting arrangement plus any reasonably certain renewal periods. The capitalized costs are included in “Prepaid expenses and other current assets” and “Long-term other assets” on the Company’s Consolidated Balance Sheets. Capitalized costs were $45.3 million and $18.9 million as of August 30, 2025, and August 31, 2024, respectively.

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

The estimated liability for environmental contingencies has been discounted as of August 30, 2025 using risk-free interest rates ranging from 4.86% to 4.92% over periods ranging from twenty to thirty years. The estimated current costs, net of legal settlements with insurance carriers, have been adjusted for the estimated impact of inflation at 3% per year. Changes in enacted laws, regulatory orders or decrees, management’s estimates of costs, risk-free interest rates, insurance proceeds, participation by other parties, the timing of payments, the input of the Company’s attorneys and outside consultants or other factual circumstances could have a material impact on the amounts recorded for environmental and other contingent liabilities. Refer to Note 11, “Commitments and Contingencies”, of these Consolidated Financial Statements for additional discussion and analysis.

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

The estimated liability has been based on historical experience in decommissioning nuclear laundry facilities, estimated useful lives of the underlying assets, external vendor estimates as to the cost to decommission these assets in the future, and federal and state regulatory requirements. The estimated current costs have been adjusted for the estimated impact of inflation at 3% per year. The liability has been discounted using credit-adjusted risk-free rates that range from approximately 4.75% to 7.5%. Revisions to the liability could occur due to changes in the Company’s estimated useful lives of the underlying assets, estimated dates of decommissioning, changes in decommissioning costs, changes in federal or state regulatory guidance on the decommissioning of such facilities, or other changes in estimates. Changes due to revised estimates are recognized by adjusting the carrying amount of the liability and the related long-lived asset if the assets are still in service, or charged to expense in the period if the assets are no longer in service.

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

Advertising Costs

Advertising costs are expensed as incurred and are classified as selling and administrative expenses. The Company incurred advertising costs of $7.7 million, $5.3 million and $9.9 million, for fiscal 2025, 2024 and 2023, respectively.

Share-Based Compensation

Compensation expense for all stock options, stock appreciation rights, unrestricted stock and restricted stock units (collectively, “Share-Based Awards”) is recognized ratably over the related vesting period, net of actual forfeitures. Certain Share-Based Awards in the form of stock appreciation rights and shares of unrestricted stock were granted during fiscal 2025, 2024 and 2023 to non-employee Directors of the Company, which were fully vested upon grant and, with respect to stock appreciation rights, expire eight years after the grant date. Accordingly, compensation expense related to these Share-Based Awards in fiscal 2025, 2024 and 2023 was recognized on the date of grant.

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

Income Per Share

The Company calculates income per share by allocating income to its unvested participating securities as part of its income per share calculations. The following table sets forth the computation of basic income per share using the two-class method for amounts attributable to the Company’s shares of Common Stock and Class B Common Stock (in thousands, except per share data):

Year ended	2025	2024	2023
Net income available to shareholders	$148,271	$145,474	$103,674
Allocation of net income for Basic:
Common Stock	$124,551	$122,188	$87,104
Class B Common Stock	23,720	23,286	16,570
	$148,271	$145,474	$103,674
Weighted average number of shares for Basic:
Common Stock	14,961	15,073	15,098
Class B Common Stock	3,560	3,590	3,590
	18,521	18,663	18,688
Income per share for Basic:
Common Stock	$8.33	$8.11	$5.77
Class B Common Stock	$6.66	$6.49	$4.62

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

For fiscal 2025, 2024 and 2023, the Company’s diluted income per share assumes the conversion of all Class B Common Stock into Common Stock and uses the two-class method for its unvested participating shares.

The following table sets forth the computation of diluted income per share of Common Stock for the years ended August 30, 2025, August 31, 2024 and August 26, 2023 (in thousands, except per share data):

	Year Ended August 30, 2025			Year Ended August 31, 2024			Year Ended August 26, 2023
	Earnings to Common shareholders	Common Shares	Income Per Share	Earnings to Common shareholders	Common Shares	Income Per Share	Earnings to Common shareholders	Common Shares	Income Per Share
As reported—Basic	$124,551	14,961	$8.33	$122,188	15,073	$8.11	$87,104	15,098	$5.77
Add: effect of dilutive potential common shares
Share-Based Awards	—	60		—	61		—	74
Class B Common Stock	23,720	3,560		23,286	3,590		16,570	3,590
Diluted Income Per Share— Common Stock	$148,271	18,581	$7.98	$145,474	18,724	$7.77	$103,674	18,762	$5.53

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

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update “ASU” 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which updates reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The amendments are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. The Company adopted ASU 2023-07 on August 30, 2025. Adoption resulted in expanded segment-level disclosures, consistent with the Company’s new three-segment reporting structure, but did not have a material impact on the Company’s consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances effective tax rate reconciliation disclosure requirements and provides clarity to the disclosures of income taxes paid, income before taxes and provision for income taxes. The amendments are effective for fiscal years beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments in this update should be applied on a prospective basis. Retrospective application is permitted. The Company has evaluated the impact of the ASU and concluded it is immaterial to the Company's disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures. The ASU requires a public business entity to provide disaggregated disclosures of certain categories of expenses on an annual and interim basis including purchases of inventory, employee compensation, depreciation, and intangible asset amortization for each income statement line item that contains those expenses. This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating this ASU to determine its impact on the Company’s disclosures.

In September 2025, the FASB issued ASU 2025-06, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This ASU amends the guidance in ASC 350-40 to modernize the recognition and disclosure framework for internal-use software costs by eliminating the previous “development stage” model and introducing a more principles- and judgment-based approach. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027 and for interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2025-06 on its consolidated financial statements.

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

During fiscal 2025, the Company completed ten business acquisitions with an aggregate purchase price of approximately $13.9 million, including $12.0 million in the First Aid & Safety Solutions segment and $1.9 million in the Uniform & Facility Service Solutions segment. The purchase price was primarily allocated to goodwill and intangible assets, with tangible assets consisting mainly of inventory and property, plant and equipment. A portion of the total purchase price is subject to holdback arrangements, which are typically payable within a one-year period following the acquisition date and contingent upon the achievement of specified revenue targets. The operating results of these businesses have been included in the Company’s consolidated financial statements from their respective acquisition dates. As these acquisitions were not material to the Company’s consolidated results, pro forma financial information has not been presented.

During fiscal 2024, the Company did not complete any material business acquisitions.

Aggregate information relating to the acquisition of businesses which were accounted for as purchases is as follows (in thousands):

Year ended	August 30, 2025
Tangible assets acquired	$1,088
Goodwill	8,935
Customer contracts	3,749
Other intangibles assets	217
Total consideration paid for acquisition of businesses	13,989
Contingent holdbacks	(2,078)
Acquisition of businesses, net of contingent holdbacks	$11,911

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

All financial assets or liabilities that are measured at fair value on a recurring basis (at least annually) have been segregated into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date. The assets or liabilities measured at fair value on a recurring basis are summarized in the tables below (in thousands):

	As of August 30, 2025				As of August 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Short-term investments	$—	$5,672	$—	$5,672	$—	$13,505	$—	$13,505
Pension plan assets	—	2,474	—	2,474	—	3,108	—	3,108
Non-qualified deferred compensation plan assets	—	4,685	—	4,685	—	3,295	—	3,295
Foreign currency forward contracts	—	79	—	79	—	117	—	117
Total assets at fair value	$—	$12,910	$—	$12,910	$—	$20,025	$—	$20,025
Liabilities:
Non-qualified deferred compensation plan liability	$—	$2,842	$—	$2,842	$—	$1,605	$—	$1,605
Total liabilities at fair value	$—	$2,842	$—	$2,842	$—	$1,605	$—	$1,605

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

The Company’s non-qualified deferred compensation plan liability listed above is carried at fair value and is composed primarily of mutual funds, municipal bonds and other fixed income securities. As such, the Company’s non-qualified deferred compensation plan assets and liabilities are included within Level 2 of the fair value hierarchy. Refer to Note 7, “Employee Benefit Plans”, of these Consolidated Financial Statements for further discussion regarding the Company’s non-qualified deferred compensation plan.

The Company’s foreign currency forward contracts represent contracts the Company has entered into to exchange Canadian dollars for U.S. dollars at fixed exchange rates in order to manage its exposure related to certain forecasted Canadian dollar denominated sales of one of its subsidiaries. These contracts are included in prepaid expenses and other current assets and other long-term assets as of August 30, 2025 and August 31, 2024. The fair value of the forward contracts is based on similar exchange-traded derivatives and is, therefore, included within Level 2 of the fair value hierarchy.

4. Income Taxes

The provision for income taxes consists of the following (in thousands):

Year ended	2025	2024	2023
Current:
Federal	$33,597	$30,932	$7,269
Foreign	1,907	1,231	2,519
State	8,667	6,007	2,695
Total current	$44,171	$38,170	$12,483

Deferred:
Federal	$2,282	$4,027	$19,227
Foreign	642	1,269	568
State	9	439	2,885
Total deferred	$2,933	$5,735	$22,680
Total provision for income taxes	$47,104	$43,905	$35,163

The following table reconciles the provision for income taxes using the statutory federal income tax rate to the actual provision for income taxes:

Year ended	2025	2024	2023
Income taxes at the statutory federal income tax rate	21.0%	21.0%	21.0%
State income taxes	3.9	3.6	3.8
Adjustments to tax reserve	(0.4)	(0.5)	0.8
Other	(0.4)	(0.9)	(0.3)
Effective income tax rate	24.1%	23.2%	25.3%

The increase in the effective tax rate for fiscal 2025 compared to the prior fiscal year was to an increase in taxable permanent differences in fiscal 2025.

The components of deferred income taxes included on the Consolidated Balance Sheets are as follows (in thousands):

	August 30, 2025	August 31, 2024
Deferred tax assets:
Payroll and benefit related	$16,578	$16,009
Insurance related	14,694	14,067
Environmental	7,412	7,807
Accrued expenses	7,236	8,169
Operating lease liabilities	17,911	17,083
Research and development	4,891	6,243
Other	13,121	12,884
Total deferred tax assets	$81,843	$82,262

Deferred tax liabilities:
Payroll and benefit related	$26,441	$24,655
Property, plant and equipment	57,953	59,113
Purchased intangible assets	54,169	48,908
Rental merchandise in service	56,617	59,692
Operating lease right-of-use assets	17,356	16,575
Other	48	320
Total deferred tax liabilities	212,584	209,263
Net deferred tax liability	$130,741	$127,001

The Company regularly reviews deferred tax assets for recoverability based upon projected future taxable income and the expected timing of the reversals of existing temporary differences. Although realization is not assured, management believes it is more likely than not that the recorded deferred tax assets will be realized.

Foreign tax effect

As of August 30, 2025, unremitted foreign earnings have been retained by the Company’s foreign subsidiaries for indefinite reinvestment. If the Company were to repatriate those earnings, in the form of dividends or otherwise, the Company could be subject to immaterial withholding taxes payable to the various foreign countries.

In October 2021, the Organization for Economic Co-operation and Development (“OECD”) introduced an inclusive framework to address tax challenges arising from the digitalization of the economy through a two-pillar solution. One of the components of the solution is the implementation of a global minimum corporate tax rate of 15% for large multinational corporations (“Pillar Two”). The OECD continues to release additional guidance on the two-pillar solution with implementation began in 2024 while reporting of the tax applicable will not occur until calendar 2026. Based on currently enacted guidelines, the Company does not expect Pillar Two to have a material impact upon its tax expense, cash taxes, and effective tax rate.

Uncertain tax positions

As of August 30, 2025, and August 31, 2024, there were $3.9 million and $4.6 million, respectively, of unrecognized tax benefits, of which $3.7 million and $4.5 million, respectively, would favorably impact the Company’s effective tax rate, if recognized. The Company recognized interest and penalties related to uncertain tax positions as a component of income tax expense which is consistent with the recognition of these items in prior reporting periods. As of August 30, 2025, and August 31, 2024, the Company had accrued a nominal amount in interest and penalties, in its long-term accrued liabilities. For fiscal 2025, 2024 and 2023, the Company recognized a nominal expense in its Consolidated Statements of Income related to interest and penalties.

A reconciliation of the beginning and ending amount of unrecognized tax benefits are as follows (in thousands):

Balance at August 26, 2023	$7,751
Additions based on tax positions related to the current year	1,069
Additions for tax positions of prior years	142
Reduction for tax positions of prior years	(4,257)
Statute expirations	(67)
Balance at August 31, 2024	4,638
Additions based on tax positions related to the current year	1,202
Additions for tax positions of prior years	—
Reduction for tax positions of prior years	(1,826)
Statute expirations	(128)
Balance at August 30, 2025	$3,886

The Company has a significant portion of its operations in the U.S. and Canada. The Company is required to file federal income tax returns as well as state income tax returns in most of the U.S. states and in several Canadian provinces. At times, the Company is subject to audits in these jurisdictions, which typically are complex and can take several years to resolve. The final resolution of any such tax audits could result in either a reduction in the Company’s accruals or an increase in its income tax provision, both of which could have a material impact on the consolidated results of operations in any given period.

All U.S. and Canadian federal income tax statutes have lapsed for filings up to and including fiscal years 2021 and 2017, respectively. With a few exceptions, the Company is no longer subject to state and local income tax examinations for periods prior to fiscal 2022. The Company is not aware of any tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will change significantly in the next 12 months.

5. Long-Term Debt

On August 12, 2025, the Company entered into an amended and restated $300.0 million unsecured revolving credit agreement, (the “Credit Agreement”) with a syndicate of banks, which matures on August 12, 2030. Under the Credit Agreement, the Company was able to borrow funds at variable interest rates based on, at the Company’s election, the Secured Overnight Financing Rate or a base rate, plus in each case a spread based on the Company’s consolidated funded debt ratio. Provided there is no default or event of default under the Credit Agreement and the Company is in compliance with its financial covenants on a pro forma basis, the Company may request an increase in the aggregate commitments under the Credit Agreement (in the form of revolving or term tranches) of up to an additional $100.0 million, for a total aggregate commitment of up to $400.0 million.

Availability of credit requires compliance with certain financial and other covenants, including a maximum consolidated funded debt ratio and minimum consolidated interest coverage ratio as defined in the Credit Agreement. The Company evaluates its compliance with these financial covenants on a fiscal quarterly basis. As of August 30, 2025, the interest rates applicable to the Company’s borrowings under the Credit Agreement would be calculated as SOFR plus 1.00% at the time of the respective borrowing.

As of August 30, 2025, the Company had no outstanding borrowings and had outstanding letters of credit amounting to $106.7 million, leaving $193.3 million available for borrowing under the Credit Agreement, with the ability to request up to an additional $100.0 million in commitments pursuant to the accordion feature.

As of August 30, 2025, the Company was in compliance with all covenants under the Credit Agreement.

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

As of August 30, 2025, the Company had forward contracts with a notional value of approximately 1.8 million CAD outstanding and recorded the fair value of the contracts of $0.1 million in prepaid expenses and other current assets with a corresponding gain of $0.1 million in accumulated other comprehensive loss, which was recorded net of tax. For the fiscal 2025, the Company reclassified $0.1 million from accumulated other comprehensive loss to revenue, related to the derivative financial instruments. The gain on these forward contracts that results in a decrease to accumulated other comprehensive loss as of August 30, 2025 is expected to be reclassified to revenues prior to their maturity on August 29, 2026.

7. Employee Benefit Plans

Defined Contribution Retirement Savings Plan

The Company has a defined contribution retirement savings plan with a 401(k) feature for all eligible U.S. and Canadian employees not under collective bargaining agreements. The Company matches a portion of the employee’s contribution and may make an additional contribution at its discretion. Contributions charged to expense under the plan for fiscal 2025, 2024 and 2023 were $15.6 million, $20.3 million and $18.7 million, respectively.

Pension Plan and Supplemental Executive Retirement Plan

The Company accounts for its pension plan and Supplemental Executive Retirement Plan on an accrual basis over employees’ estimated service periods.

The Company maintains an unfunded Supplemental Executive Retirement Plan (“SERP”) for certain eligible employees of the Company. The benefits are based on the employee’s compensation upon retirement. The amount charged to expense related to this plan amounted to approximately $1.6 million, $1.7 million and $1.7 million for fiscal 2025, 2024 and 2023, respectively.

The Company maintains a non-contributory defined benefit pension plan (“UniFirst Plan”) covering employees at one of its locations. The benefits are based on years of service. The UniFirst Plan assets are invested in a Guaranteed Deposit Account (“GDA”) that is maintained and operated by a third-party investment manager. The amount charged to expense related to this plan amounted to approximately $0.2 million, $0.2 million and $0.1 million for fiscal 2025, 2024 and 2023, respectively.

Net periodic benefit cost other than service costs have been recorded in the accompanying Consolidated Statements of Income in other expense, net.

The components of net periodic benefit cost for fiscal 2025, 2024 and 2023 are as follows (in thousands):

	UniFirst Plan			SERP
	2025	2024	2023	2025	2024	2023
Service cost	$73	$74	$73	$390	$405	$486
Interest cost	148	159	147	1,239	1,255	1,191
Expected return on assets	(91)	(90)	(101)	—	—	—
Amortization of prior service cost	21	21	21	—	—	—
Amortization of actuarial gain	—	—	—	(41)	(116)	—
Other events	(10)	—	(12)	—	—	—
Net periodic benefit cost	$141	$164	$128	$1,588	$1,544	$1,677

The Company’s obligations and funded status as of August 30, 2025 and August 31, 2024 are as follows (in thousands):

	UniFirst Plan		SERP
	2025	2024	2025	2024
Change in benefit obligation:
Projected benefit obligation, beginning of year	$3,609	$3,549	$25,880	$25,119
Service cost	73	74	390	405
Interest cost	148	159	1,239	1,255
Actuarial loss (gain)	3	(28)	(2,549)	465
Benefits paid	(37)	(145)	(1,481)	(1,364)
Settlements	(792)	—	—	—
Projected benefit obligation, end of year	$3,004	$3,609	$23,479	$25,880

Change in plan assets:
Fair value of plan assets, beginning of year	$3,108	$2,986	$—	$—
Actual return on plan assets	27	20	—	—
Employer Contributions	168	247	—	—
Benefits paid	(37)	(145)	—	—
Settlements	(792)	—	—	—
Fair value of plan assets, end of year	$2,474	$3,108	$—	$—
Funded status (net amount recognized)	$(530)	$(501)	$(23,479)	$(25,880)

As of August 30, 2025 and August 31, 2024, the accumulated benefit obligations related to the UniFirst Plan were $3.0 million and $3.6 million, respectively. As of August 30, 2025 and August 31, 2024, the accumulated benefit obligations related to the SERP were $21.7 million and $23.4 million, respectively.

The amounts recorded on the Consolidated Balance Sheets as of August 30, 2025 and August 31, 2024 are as follows (in thousands):

	Pension Plans		SERP
	2025	2024	2025	2024
Deferred tax assets (liabilities)	$4	$(10)	$(1,388)	$(750)
Accrued liabilities	530	501	23,479	25,880
Accumulated other comprehensive (loss) income	(11)	30	4,071	2,200

As of August 30, 2025 and August 31, 2024, the amounts recognized in accumulated other comprehensive loss are as follows (in thousands):

	UniFirst Plan		SERP
	2025	2024	2025	2024
Net actuarial gain	$36	$113	$5,459	$2,950
Unrecognized prior service cost	(51)	(73)	—	—
Accumulated other comprehensive (loss) income	$(15)	$40	$5,459	$2,950

The weighted average assumptions used in calculating the Company’s projected benefit obligation as of August 30, 2025 and August 31, 2024 are as follows:

	UniFirst Plan		SERP
	2025	2024	2025	2024
Discount rate	5.1%	4.8%	5.4%	4.9%
Rate of compensation increase	N/A	N/A	5.0%	5.0%

The weighted average assumptions used in calculating the Company’s net periodic service cost for fiscal 2025, 2024 and 2023 are as follows:

	UniFirst Plan			SERP
	2025	2024	2023	2025	2024	2023
Discount rate	4.8%	5.1%	4.3%	4.9%	5.2%	4.4%
Expected return on plan assets	3.5%	3.5%	3.5%	N/A	N/A	N/A
Rate of compensation increase	N/A	N/A	N/A	5.0%	5.0%	5.0%

The benefit payments, which reflect expected future service, are expected to be paid for the five fiscal years subsequent to August 30, 2025 and thereafter are as follows (in thousands):

	UniFirst Plan	SERP
2026	$757	$1,738
2027	97	1,736
2028	157	1,673
2029	219	1,768
2030	198	1,557
Thereafter	1,576	15,007
Total benefit payments	$3,004	$23,479

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

The amounts for employee or employer contributions charged to expense related to the NQDC Plan for fiscal 2025, fiscal 2024 and fiscal 2023, were $1.0 million, $0.8 million and $0.3 million, respectively.

The Company, at its discretion, may also elect to transfer funds to a trust account with the intention to fund the future liability. Total NQDC Plan assets were $4.7 million and $3.3 million as of August 30, 2025 and August 31, 2024, respectively, and are included within other long-term assets in the accompanying Consolidated Balance Sheets. Total NQDC Plan liabilities were $2.8 million and $1.6 million as of August 30, 2025 and August 31, 2024, respectively, and are included within current accrued liabilities in the accompanying Consolidated Balance Sheets.

Earnings and losses on contributions, based on investment elections, are recorded as a component of compensation expense in the period earned and are included within other (income) expense, net. For fiscal 2025 and fiscal 2024, other income was $0.4 million and $0.6 million, respectively. No amount was recorded for fiscal 2023.

8. Goodwill and Other Intangible Assets

When the Company acquires a business, the amount assigned to the tangible assets and liabilities and intangible assets acquired is based on their respective fair values determined as of the acquisition date. The excess of the purchase price over the tangible assets and liabilities and intangible assets is recorded as goodwill. The Company does not amortize goodwill, but it is reviewed annually or more frequently if certain indicators arise, for impairment. There were no impairment losses related to goodwill or intangible assets during fiscal 2025, 2024 and 2023.

The changes in the carrying amount of goodwill are as follows (in thousands):

Balance as of August 26, 2023	$647,900
Purchase price adjustments recorded during the period	900
Other	50
Balance as of August 31, 2024	$648,850
Goodwill recorded during the period	8,935
Other	(37)
Balance as of August 30, 2025	$657,748

As of August 30, 2025, the Company has allocated $645.8 million, $8.7 million and $3.2 million of goodwill to its Uniform & Facility Service Solutions, First Aid & Safety Solutions and Other segments, respectively.

Intangible assets, net in the Company’s Consolidated Balance Sheets as of August 30, 2025 and August 31, 2024 are as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
August 30, 2025
Customer contracts	$318,148	$243,364	$74,784
Software	81,659	52,355	29,304
Other intangible assets	40,003	38,262	1,741
	$439,810	$333,981	$105,829
August 31, 2024
Customer contracts	$314,446	$228,456	$85,990
Software	81,482	51,023	30,459
Other intangible assets	39,826	36,276	3,550
	$435,754	$315,755	$119,999

Estimated amortization expense for the five fiscal years subsequent to August 30, 2025 and thereafter, based on intangible assets, net as of August 30, 2025 are as follows (in thousands):

2026	$20,141
2027	17,008
2028	15,032
2029	12,693
2030	11,300
Thereafter	29,655
Total estimated amortization expense	$105,829

9. Accrued Liabilities

Accrued liabilities in the Consolidated Balance Sheets as of August 30, 2025 and August 31, 2024 consists of the following (in thousands):

	August 30, 2025	August 31, 2024
Current liabilities:
Payroll and benefit related	$46,901	$48,268
Bonuses	23,505	24,045
Insurance related	36,079	32,003
Environmental related	16,243	14,197
Other	54,175	51,727
Total current liabilities	$176,903	$170,240

Long-term liabilities:
Benefit related	$22,271	$24,770
Environmental related	14,409	17,057
Asset retirement obligations	18,524	17,929
Insurance related	73,350	63,645
Total long-term liabilities	$128,554	$123,401
Total accrued liabilities	$305,457	$293,641

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

A reconciliation of the Company’s asset retirement are as follows for fiscal 2025 and 2024 (in thousands):

Year ended	August 30, 2025	August 31, 2024
Beginning balance	$17,929	$16,471
Accretion expense	875	976
Effect of exchange rate changes	271	102
Costs incurred	—	(282)
Change in estimate	(551)	662
Ending balance	$18,524	$17,929

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

The following table presents the operating lease cost and information related to the operating lease right-of-use assets, net and operating lease liabilities for fiscal 2025, 2024 and 2023:

(In thousands, except lease term and discount rate)	2025	2024	2023
Lease cost:
Operating lease costs including short-term lease expense and variable lease costs, which were immaterial in the period	$26,858	$25,866	$22,303

Operating cash flow impacts:
Cash paid for amounts included in the measurement of operating lease liabilities	$20,640	$20,083	$16,710
Operating lease right-of-use assets obtained in exchange for new operating lease liabilities	$20,374	$19,511	$23,076
Operating lease right-of-use assets acquired in business combination	$—	$—	$4,167
Weighted average remaining lease term - operating leases	5.11	4.7	4.48
Weighted average discount rate - operating leases	5.16%	4.74%	3.55%

Total rent expense on all leases was $22.7 million, $21.8 million and $18.4 million for fiscal 2025, 2024 and 2023, respectively.

The contractual future minimum lease payments of the Company’s operating lease liabilities by fiscal year as of August 30, 2025 are as follows (in thousands):

2026	$20,522
2027	16,919
2028	13,813
2029	10,271
2030	7,722
Thereafter	12,164
Total payments	81,411
Less interest	8,972
Total present value of lease payments	$72,439

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

There is usually a range of reasonable estimates of the costs associated with each site. In accordance with U.S. GAAP, the Company’s accruals reflect the amount within the range that it believes is the best estimate or the low end of a range of estimates if no point within the range is a better estimate. Where it believes that both the amount of a particular liability and the timing of the payments are reliably determinable, the Company adjusts the cost in current dollars using a rate of 3% for inflation until the time of expected payment and discounts the cost to present value using current risk-free interest rates. As of August 30, 2025, the risk-free interest rates utilized by the Company ranged from 4.86% to 4.92%.

For environmental liabilities that have been discounted, the Company includes interest accretion, based on the effective interest method, in selling and administrative expenses on the accompanying Consolidated Statements of Income.

The changes to the Company’s environmental liabilities for fiscal 2025 and 2024 are as follows (in thousands):

Year ended	August 30, 2025	August 31, 2024
Beginning balance	$31,255	$30,029
Costs incurred for which reserves have been provided	(2,532)	(3,176)
Insurance proceeds	246	238
Interest accretion	1,280	1,264
Changes in discount rates	(1,332)	244
Revisions in estimates	1,735	2,656
Ending balance	$30,652	$31,255

Anticipated payments and insurance proceeds of currently identified environmental remediation liabilities as of August 30, 2025, for the next five fiscal years and thereafter, as measured in current dollars, are reflected below (in thousands):

Fiscal year ended August	2026	2027	2028	2029	2030	Thereafter	Total
Estimated costs—current dollars	$16,424	$2,067	$1,344	$1,150	$915	$14,654	$36,554
Estimated insurance proceeds	(181)	(150)	(150)	(150)	(150)	—	(781)
Net anticipated costs	$16,243	$1,917	$1,194	$1,000	$765	$14,654	$35,773
Effect of inflation							9,340
Effect of discounting							(14,461)
Balance as of August 30, 2025							$30,652

Estimated insurance proceeds are primarily obtained from an annuity received as part of a legal settlement with an insurance company. Annual proceeds of approximately $0.3 million are deposited into an escrow account which funds remediation and monitoring costs for two sites related to former operations. Annual proceeds received but not expended in the current year accumulate in this account and may be used in future years for costs related to this site through the year 2027. As of August 30, 2025, the balance in this escrow account, which is held in a trust and is not recorded in the Company’s accompanying Consolidated Balance Sheets, was approximately $5.9 million. Also included in estimated insurance proceeds are amounts the Company is entitled to receive pursuant to legal settlements as reimbursements from three insurance companies for estimated costs at one of its sites.

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

In addition, in the fourth quarter of fiscal 2022, the Mexican federal tax authority issued a tax assessment on the Company’s subsidiary in Mexico for fiscal 2016 import taxes, value added taxes and custom processing fees of over $17.0 million, plus surcharges, fines and penalties of over $67.7 million for a total assessment of over $84.7 million. The Company challenged the validity of the tax assessment through an appeal process. In the first quarter of fiscal 2025, the Federal Tax Court in Mexico made a determination partially in the Company’s favor. Following the Federal Tax Court’s determination, the Company filed a constitutional action before the Federal Administrative Court. In addition, the federal tax authority appealed the determination of the Federal Tax Court. While the Company is unable to ascertain the ultimate outcome of this matter, based on the information currently available, the Company believes that a loss with respect to this matter is neither probable nor remote. Given the uncertainty associated with the ultimate resolution of this matter, the Company is unable to reasonably assess an estimate or range of estimates of any potential losses. Accordingly, the Company has not recorded a liability related to this matter.

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

Other Contingent Liabilities

As security for certain agreements with the NRC and various state agencies related to the nuclear operations (see above) and certain insurance programs, the Company had standby irrevocable bank commercial letters of credit of $106.7 million and $65.1 million outstanding as of August 30, 2025 and August 31, 2024, respectively.

Non-cancellable purchase commitments for inventories, software, and services amounted to $132.0 million as of August 30, 2025, of which $89.3 million will be paid in less than 1 year, $31.8 million will be paid in 1 to 3 years, and the remaining will be paid in 3 to 5 years.

12. Share-based Compensation

The Company adopted an equity incentive plan (the “2023 Plan”) in October 2023 and reserved 375,000 shares of Common Stock for issuance under the 2023 Plan. The 2023 Plan, which was approved by the Company's shareholders in January 2024, replaced the Company’s 2010 stock incentive plan (the “2010 Plan”). Upon approval of the 2023 Plan by the Company’s shareholders, no further awards may be granted under the 2010 Plan. The 2023 Plan permits the award of incentive and non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units and unrestricted stock (collectively referred to as “Share-Based Awards”) as well as dividend equivalent rights and cash-based awards. As of August 30, 2025, the number of remaining shares available for future grants under the 2023 Plan was 352,741. Share-based compensation expense, which includes expense related to Share-Based Awards, has been recorded in the accompanying Consolidated Statements of Income in selling and administrative expenses.

All Share-Based Awards issued to management were recommended to the Board of Directors by the Compensation Committee and approved by the Board of Directors. All Share-Based Awards issued to the Company’s non-employee members of the Board of Directors (the “Directors”) were recommended to the Board of Directors by the Compensation Committee and approved by the Board of Directors.

In fiscal 2025, 2024 and 2023, the Company granted a total of 1,662, 1,475 and 1,575 shares of fully vested unrestricted stock, respectively, to its non-employee Directors. Accordingly, compensation expense related to the unrestricted stock granted in each of fiscal 2025, 2024 and 2023 were recognized on the date of grant.

In fiscal 2025, 2024 and 2023, the Company granted a total of 4,938, 5,004 and 6,864 stock appreciation rights, respectively, to its non-employee Directors. Such stock appreciation rights were fully vested upon grant, expire on the earlier of the eighth anniversary of the grant date or the second anniversary of the date that the Director ceases to be a member of the Board of Directors and must be settled in stock at the time of exercise. Accordingly, compensation expense related to the stock appreciation rights was recognized on the date of grant.

As of August 30, 2025, the total compensation cost not yet recognized related to non-vested Share-Based Awards was approximately $16.9 million. The weighted average period over which compensation cost for Share-Based Awards will be recognized is 2.25 years.

All stock appreciation rights issued to employees were granted with an exercise price equal to the fair value of the Company’s Common Stock on the date of grant. Stock appreciation rights generally vest one-third on each anniversary of the grant date over a three-year period and expire ten years after the grant date. Share-Based Awards granted to the Company’s non-employee Directors were fully vested as of the date of grant. Non-employee Director Share-Based Award grants in the form of stock appreciation rights expire on the earlier of the eighth anniversary of the grant date or the second anniversary of the date that the Director ceases to be a member of the Board of Directors.

Time-based restricted stock units granted to employees generally vest one-third on each anniversary of the grant date over a three-year period. Generally, performance-based restricted stock units granted to employees are earned based on whether and the extent to which the Company achieves certain revenue and operating margin targets.

The fair value of each stock appreciation right is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used:

Year ended	2025	2024	2023
Risk-free interest rate	4.26%	4.85%	3.97%
Expected dividend yield	0.70%	0.80%	0.62%
Expected life (in years)	5.65	5.54	5.43
Expected volatility	29.8%	29.4%	29.3%

The weighted average fair value of Share-Based Awards granted in the form of stock appreciation rights during fiscal years 2025, 2024 and 2023 were $64.32, $55.97 and $60.38, respectively.

The following table summarizes the Share-Based Awards activity in the form of stock options and stock appreciation rights for fiscal 2025:

	Number of Shares	Weighted Average Exercise Price
Outstanding at August 31, 2024	310,051	$164.40
Granted	37,050	190.19
Expired	(345)	201.24
Exercised	(71,617)	144.85
Forfeited	(6,755)	177.09
Outstanding at August 30, 2025	268,384	$172.81

Exercisable at August 30, 2025	196,343	$168.87

The following table summarizes the Share-Based Awards activity in the form of restricted stock units for fiscal 2025:

	Number of Shares	Weighted Average Grant Price
Unvested balance at August 31, 2024	122,907	$175.65
Granted	70,100	187.28
Vested	(45,631)	177.96
Forfeited	(10,979)	176.20
Unvested balance at August 30, 2025	136,397	$180.81

13. Shareholders’ Equity

The Company has two classes of common stock: Common Stock and Class B Common Stock. Each share of Common Stock is entitled to one vote, is freely transferable, and is entitled to a cash dividend equal to 125% of any cash dividend paid on each share of Class B Common Stock. Each share of Class B Common Stock is entitled to ten votes and can be converted to Common Stock on a share-for-share basis. However, until converted to Common Stock, shares of Class B Common Stock are not freely transferable. During fiscal 2025, 39,030 shares of Class B Common Stock were converted to Common Stock. No such conversions occurred during each of fiscal 2024 and 2023.

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

The Company repurchased 402,415 shares for an average price per share of $178.81 in fiscal 2025 and 139,556 shares for an average price per share of $170.40 in fiscal 2024, and did not repurchase any shares in fiscal 2023. As of August 30, 2025, there was $40.6 million remaining to repurchase outstanding shares of Common Stock under the existing program.

On October 28, 2025, the Company’s Board of Directors declared increased quarterly cash dividends of $0.365 per share of Common Stock and $0.292 per share of Class B Common Stock, up from $0.350 and $0.280 per share, respectively. Both dividends are payable on January 2, 2026 to shareholders of record as of December 5, 2025. The amount and timing of any future dividend payment is subject to the approval of the Board of Directors each quarter.

14. Accumulated Other Comprehensive Loss

The changes in each component of accumulated other comprehensive loss for fiscal 2025 and 2024 are as follows (in thousands):

	Foreign Currency Translation	Pension- related (1)	Derivative Financial Instruments (1)	Total Accumulated Other Comprehensive Loss
Balance as of August 26, 2023	$(26,504)	$2,582	$161	$(23,761)
Change during the year	538	(348)	(73)	117
Balance as of August 31, 2024	(25,966)	2,234	88	(23,644)
Change during the year	10	1,877	(28)	1,859
Balance as of August 30, 2025	$(25,956)	$4,111	$60	$(21,785)

(1)
Amounts are shown net of tax.

Amounts reclassified from accumulated other comprehensive loss, net of tax, for fiscal 2025 and 2024 are as follows (in thousands):

Year ended	2025	2024
Pension benefit liabilities, net:
Actuarial loss (gain) (a)	$(16)	$(16)
Total, net of tax	(16)	(16)
Derivative financial instruments, net:
Forward contracts loss (gain) (b)	121	88
Total, net of tax	121	88
Total amounts reclassified, net of tax	$105	$72

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

Prior to May 31, 2025, the Company organized its business into six operating segments: U.S. Rental and Cleaning, Canadian Rental and Cleaning, Manufacturing (“MFG”), Specialty Garments Rental and Cleaning (“Specialty Garments”), First Aid and Corporate. The U.S. Rental and Cleaning and Canadian Rental and Cleaning operating segments were previously combined to form the U.S. and Canadian Rental and Cleaning reporting segment, and as a result, the Company had five reporting segments. The Company previously referred to its U.S. and Canadian Rental and Cleaning, MFG, and Corporate segments combined as its “Core Laundry Operations.”

Beginning with the fourth quarter of 2025, the Company reorganized its business into three reportable operating segments:

Uniform & Facility Service Solutions: This reporting segment consolidates the former U.S. and Canadian Rental and Cleaning, MFG and Corporate segments and includes our cleanroom solutions, which was previously part of the Specialty Garments reporting segment. The Uniform & Facility Service Solutions reporting segment designs, manufactures, purchases, rents, cleans, delivers and sells, uniforms and protective clothing and non-garment items in the U.S. and Canada. The segment, through our cleanroom solutions, also purchases, rents, cleans, delivers and sells specialty garments and non-garment items primarily for cleanroom applications and provides cleanroom cleaning at limited customer locations. Additionally, Uniform & Facility Service Solutions consists of our distribution center, sales and marketing, information systems, engineering, materials management, manufacturing planning, finance, budgeting, human resources, other general and administrative costs and interest expense.

First Aid & Safety Solutions: We renamed our First Aid reporting segment as the First Aid & Safety Solutions reporting segment to better reflect the scope of services and products offered. The First Aid & Safety Solutions reporting segment sells first aid cabinet services, non-prescription medicines and safety supplies, and provides certain safety training.

Other: This reporting segment currently consists of our nuclear solutions, which was previously part of the Specialty Garments reporting segment with our cleanroom solutions. The segment purchases, rents, cleans, delivers and sells, specialty garments and non-garment items primarily for nuclear applications.

The Company’s chief operating decision maker (the “CODM”) is the Chief Executive Officer. The modifications to the Company’s reporting segments reflect how the CODM assesses performance and allocates resources. The CODM uses segment revenues and segment operating income to assess performance and allocate resources. The Company has recast prior certain period segment results to conform with the current presentation. Asset information is not utilized by the CODM for purposes of assessing performance or allocating resources, and therefore such information has not been presented.

The following table includes our financial results by reportable segment for the periods indicated (in thousands):

As of and for the year ended August 30, 2025	Uniform & Facility Service Solutions	First Aid & Safety Solutions	Other	Total
Revenues	$2,218,562	$114,586	$99,204	$2,432,352
Cost of revenues	1,403,133	75,027	64,240	1,542,400
Selling and administrative expenses	513,507	34,891	16,701	565,099
Depreciation and amortization	133,420	3,815	3,120	140,355
Operating Income	$168,502	$853	$15,143	$184,498
Capital expenditures	$147,265	$5,035	$2,045	$154,345

As of and for the year ended August 31, 2024	Uniform & Facility Service Solutions	First Aid & Safety Solutions	Other	Total
Revenues	$2,224,030	$106,271	$97,130	$2,427,431
Cost of revenues	1,444,437	73,281	62,117	1,579,835
Selling and administrative expenses	475,735	31,379	15,472	522,586
Depreciation and amortization	134,831	3,443	3,158	141,432
Operating Income	$169,027	$(1,832)	$16,383	$183,578
Capital expenditures	$153,480	$3,169	$3,768	$160,417

As of and for the year ended August 26, 2023	Uniform & Facility Service Solutions	First Aid & Safety Solutions	Other	Total
Revenues	$2,041,180	$94,824	$97,043	$2,233,047
Cost of revenues	1,352,985	67,486	60,825	1,481,296
Selling and administrative expenses	453,077	26,953	16,885	496,915
Depreciation and amortization	115,054	2,936	3,243	121,233
Operating Income	$120,064	$(2,551)	$16,090	$133,603
Capital expenditures	$166,022	$4,037	$1,932	$171,991

The Company’s long-lived assets as of August 30, 2025 and August 31, 2024 and revenues and income before income taxes for fiscal 2025, 2024 and 2023 were attributed to the following countries (in thousands):

Long-lived assets as of:	August 30, 2025	August 31, 2024
U.S.	$1,763,658	$1,696,273
Europe, Canada, Mexico and Nicaragua (1)	89,894	84,463
Total	$1,853,552	$1,780,736

Revenues for fiscal years:	2025	2024	2023
U.S.	$2,245,894	$2,237,295	$2,054,601
Europe and Canada (1)	186,458	190,136	178,446
Total	$2,432,352	$2,427,431	$2,233,047

Income before income taxes for fiscal years:	2025	2024	2023
U.S.	$177,041	$178,895	$129,997
Europe, Canada, Mexico and Nicaragua (1)	18,334	10,484	8,840
Total	$195,375	$189,379	$138,837

(1)
No country other than the U.S. accounts for greater than 10% of total long-lived assets, revenues or income before income taxes.

16. Related Party

During fiscal 2025, 2024 and 2023, the Company recognized $1.7 million, 1.5 million and $1.6 million, respectively, of revenues with a company for which a member of the Company’s Board of Directors served as senior officer for such periods.

During fiscal 2025, the Company did not record any material expenses with a related party. During fiscal 2024 and 2023, the Company recorded $2.1 million and $3.2 million, respectively, of expense with a company for which one member of the Company’s Board of Directors was an executive officer for a portion of such periods. Such member of the Board of Directors is no longer an executive officer of the company, and as a result, no such expenses were categorized as related party during fiscal 2025.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of UniFirst Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of UniFirst Corporation and subsidiaries (the “Company”) as of August 30, 2025 and August 31, 2024, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended August 30, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at August 30, 2025 and August 31, 2024, and the results of its operations and its cash flows for each of the three years in the period ended August 30, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of August 30, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated October 29, 2025 expressed an adverse opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Self-Insured Workers’ Compensation, Vehicles and General Liability Insurance-related Accruals
Description of the Matter

As disclosed in Note 9 to the Company’s consolidated financial statements, as of August 30, 2025, the Company had recognized current and long-term insurance related liabilities of $36.1 million and $73.4 million, respectively. As discussed in Note 1 to the Company’s consolidated financial statements, the Company is self-insured for certain obligations related to workers’ compensation, vehicles and general liability programs and judgments and estimates are used by the Company in determining the potential value associated with reported claims and for events that have occurred but have not been reported.

Auditing management’s estimate of the portion of the insurance related liabilities related to workers’ compensation, vehicles and general liability is highly judgmental due to the significant estimation uncertainty in the potential values of reported claims and incurred but not reported claims and the application of management judgment in assessing the methodologies and certain assumptions used in making those estimates. The reserve estimate relies on inputs such as historical claims experience and other factors to estimate the liability for reported claims and to estimate the value of claims that have been incurred but have not been reported.

How We Addressed the Matter in Our Audit

To audit the self-insurance accrual, our procedures included, among others, assessing the methodologies used to estimate the insurance reserve, performing testing of significant inputs including transactional testing over the completeness and accuracy of historical claims data and vouching payments made to third parties. In addition, we compared the Company’s contractual self-insured retentions, deductibles, and coverage limits within the estimation to the Company’s contractual agreements. Furthermore, we involved our actuarial specialists in evaluating the methodologies used by management to determine the estimate of the reserve. We then compared the Company’s estimate of the reserve amount to a range which our actuarial specialist developed based on independently selected actuarial methodologies and assumptions.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002.

Boston, Massachusetts

October 29, 2025

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

Changes in Internal Control over Financial Reporting

Except for the material weakness identified by management and described below, there were no changes in our internal control over financial reporting during the quarter ended August 30, 2025 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

We have retained Ernst & Young LLP, an independent registered public accounting firm, to audit our Consolidated Financial Statements found in this Annual Report on Form 10-K for the year ended August 30, 2025. We have made available to Ernst & Young LLP all of our financial records and related data in connection with their audit of our Consolidated Financial Statements.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Management has assessed the effectiveness of our internal control over financial reporting as of August 30, 2025. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control—Integrated Framework (2013 Framework). Management concluded that based on its assessment, our internal control over financial reporting was not effective as of August 30, 2025.

Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As disclosed in Part II, Item 9A of our Annual Report on Form 10-K for fiscal 2024, we previously identified a material weakness related to deficiencies in our manage change and manage access processes that were not designed and operating effectively. These deficiencies affected all financially relevant business processes. While we worked during fiscal 2025 to remediate the previously identified material weakness, we were unable to fully remediate the material weakness prior to the end of fiscal 2025. However, we made significant progress in remediating the design and operating effectiveness of our control environment and successfully addressed IT General Controls (ITGCs) for several key financial systems, including our legacy ERP platform and supporting tools and utilities. At the end of fiscal 2025, the material weakness had been narrowed to deficiencies related to our CRM system which affected revenue and receivables as well as a group of legacy applications which affected revenue and receivables, supply inventory and merchandise in service.

Consequently, our automated and manual business process controls that rely upon information from the IT systems were also deemed ineffective because they could have been adversely impacted.

Our independent registered accounting firm, Ernst & Young LLP, has issued an adverse audit report on the effectiveness of our internal control over financial reporting as of August 30, 2025, which is included in Item 8 of this Annual Report on Form 10-K. As a result of the identification of the material weakness, and prior to filing this Annual Report, along with our auditors, we performed further analysis and completed additional procedures intended to ensure our consolidated financial statements for the years ended August 30, 2025 and August 31, 2024 fairly present in all material respects the financial condition, results of operations and cash flows of the Company and have been prepared in accordance with generally accepted accounting principles. Based on these procedures and analysis, and notwithstanding the material weakness in our internal control over financial reporting, our management has concluded that our consolidated financial statements and related notes thereto included in this Annual Report fairly present in all material respects the financial condition, results of operations and cash flows of the Company and have been prepared in accordance with generally accepted accounting principles. Our Chief Executive Officer and Chief Financial Officer have certified that, based on each such officer’s knowledge, the financial statements, as well as the other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Annual Report. Ernst & Young LLP has issued an unqualified opinion on our financial statements, which is included in Part IV of this Annual Report on Form 10-K.

Remediation

Our management remains committed to maintaining a strong internal control environment. In response to the material weakness, we implemented a number of remedial actions, including (i) redesigning our manage change and manage access processes and controls, (ii) invested additional resources to enhance oversight and involvement from our recently created Process, Risk and Controls group, (iii) strengthened our internal policies related to ITGCs, (iv) enhanced training and awareness programs addressing ITGCs and policies, including further education of control owners regarding the principles and requirements of each control, and (v) progressed our implementation of an Identity and Access Management (IAM) system, which will provide enhanced control over the provisioning of user access.

As a result of these efforts, we have made significant progress in remediating the design and operating effectiveness of our control environment and successfully addressed IT General Controls (ITGCs) for several key financial systems, including our legacy ERP platform and supporting tools and utilities.

We also advanced remediation efforts related to deficiencies in change management and access management for our CRM system and certain legacy applications, though some action items remained incomplete at the end of fiscal 2025.

Our focus remains on resolving the design and operational issues tied to change and access management in both the CRM and other legacy applications. At the same time, we are investing in broader IT system improvements, including the implementation of Oracle Cloud ERP. While unanticipated delays and complexities may extend the timeline, our plan at this time is to fully remediate the identified material weakness by the end of fiscal 2026.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of UniFirst Corporation

Opinion on Internal Control over Financial Reporting

We have audited UniFirst Corporation and subsidiaries’ internal control over financial reporting as of August 30, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, UniFirst Corporation (and subsidiaries) (the Company) has not maintained effective internal control over financial reporting as of August 30, 2025, based on the COSO criteria.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified a material weakness related to ineffective information technology (“IT”) controls over user access and change management related to the IT systems that support the revenue, accounts receivable, inventory, and merchandise in service processes. Consequently, automated and IT dependent manual business process and transactional controls that are affected by the relevant IT systems were deemed ineffective.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of August 30, 2025 and August 31, 2024, the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended August 30, 2025, and the related notes. The material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the fiscal 2025 consolidated financial statements, and this report does not affect our report dated October 29, 2025, which expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Boston, Massachusetts

October 29, 2025

ITEM 9B. OTHER INFORMATION

During the quarter ended August 30, 2025, all items required to be disclosed in a Current Report on Form 8-K were reported under Form 8-K.

On July 30, 2025, David Katz, Executive Vice President, Sales and Marketing of the Company, adopted a trading arrangement for the sale of the Company’s Common Stock (the “Rule 10b5-1 Trading Plan”) that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c). The Rule 10b5-1 Trading Plan, which has a term expiring on December 31, 2025, provides for the sale of up to 4,114 shares of Common Stock pursuant to the terms of the plan.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item 10 will be included in our definitive Proxy Statement to be filed with the SEC for our 2026 Annual Meeting of Shareholders and is incorporated by reference into this Item 10.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this Item 11 will be included in our definitive Proxy Statement to be filed with the SEC for our 2026 Annual Meeting of Shareholders and is incorporated by reference into this Item 11.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item 12 will be included in our definitive Proxy Statement to be filed with the SEC for our 2026 Annual Meeting of Shareholders and is incorporated by reference into this Item 12.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item 13 will be included in our definitive Proxy Statement to be filed with the SEC for our 2026 Annual Meeting of Shareholders and is incorporated by reference into this Item 13.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item 14 will be included in our definitive Proxy Statement to be filed with the SEC for our 2026 Annual Meeting of Shareholders and is incorporated by reference into this Item 14. Our independent public accounting firm is Ernst & Young LLP, New York, NY, PCAOB Auditor ID (PCAOB ID: 42).

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The financial statements listed below are filed as part of this report:

(1) and (2) FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES.

The items listed below are included under Item 8 of this Annual Report on Form 10-K:

Consolidated Statements of Income for each of the three years in the period ended August 30, 2025

Consolidated Statements of Comprehensive Income for each of the three years in the period ended August 30, 2025

Consolidated Balance Sheets as of August 30, 2025 and August 31, 2024

Consolidated Statements of Shareholders’ Equity for each of the three years in the period ended August 30, 2025

Consolidated Statements of Cash Flows for each of the three years in the period ended August 30, 2025

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

(3) EXHIBITS. The list of exhibits filed as part of this Annual Report on Form 10-K is set forth below.

DESCRIPTION

3.1	Restated Articles of Organization (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 5, 2006)

3.2	Articles of Amendment dated January 13, 1988 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Commission on July 5, 2006)

3.3	Articles of Amendment dated January 21, 1993 (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed with the Commission on July 5, 2006)

3.4	By-laws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 10, 2008)

4.1	Specimen Stock Certificate for Shares of Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 5, 2006)

4.2	Description of securities (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K filed with the Commission on October 30, 2019)

*10.1	UniFirst Corporation CEO Cash Incentive Bonus Plan, as amended (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed with the Commission on December 3, 2013)

*10.2

UniFirst Corporation Unfunded Supplemental Executive Retirement Plan as restated January 11, 2017 to incorporate and consolidate all previous amendments thereto (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on April 6, 2017)

*10.3	UniFirst Corporation Executive Employment Plan (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed with the Commission on October 28, 2020)

*10.4	UniFirst Corporation Deferred Compensation Plan (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on January 14, 2022)

*10.5	UniFirst Corporation 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on January 12, 2024)

*10.6

Form of Stock Appreciation Right Certificate for Eligible Participants in Executive Employment Plan under the UniFirst Corporation 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on January 10, 2025)

*10.7

Form of Time-Based Restricted Stock Unit Award Certificate for Eligible Participants in Executive Employment Plan under the UniFirst Corporation 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on January 10, 2025)

*10.8

Form of Performance-Based Restricted Stock Unit Award Certificate for Eligible Participants in Executive Employment Plan under the UniFirst Corporation 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on January 10, 2025)

*10.9

Form of Stock Appreciation Right Certificate under the UniFirst Corporation 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on January 10, 2025)

*10.10

Form of Restricted Stock Unit Certificate under the UniFirst Corporation 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on January 10, 2025)

*10.11

Form of Performance and Time-Based Restricted Stock Unit Award Certificate under the UniFirst Corporation 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on January 10, 2025)

*10.12

Form of Stock Appreciation Right Certificate under the UniFirst Corporation 2023 Equity Incentive Plan for Member of the Company’s Board of Directors (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on January 10, 2025)

*10.13

Third Amended and Restated Credit Agreement, by and among UniFirst Corporation and certain of its subsidiaries, as Borrowers, Bank of America, N.A., as Administrative Agent, Swing Line Lender and an L/C Issuer, the other lenders party thereto, BofA Securities, Inc., as Sole Lead Arranger and Sole Book Manager, Santander Bank, N.A., as Syndication Agent and Wells Fargo Bank, National Association, as Documentation Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 14, 2025)

19.1	UniFirst Corporation Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K filed with the Commission on November 14, 2024)

19.2	UniFirst Corporation Special Trading Procedures for Insiders (incorporated by reference to Exhibit 19.2 to the Company’s Annual Report on Form 10-K filed with the Commission on November 14, 2024)

21	List of Subsidiaries (filed herewith)

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm (filed herewith)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Steven S. Sintros (filed herewith)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Shane O’Connor (filed herewith)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (furnished herewith)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (furnished herewith)

97	UniFirst Corporation Compensation Recovery Policy (incorporated by reference to Exhibit 99 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on January 10, 2025)

101

The following financial information from UniFirst Corporation Annual Report on Form 10-K for the fiscal year ended August 30, 2025 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL with the applicable taxonomy extension information contained in Exhibits 101) (filed herewith)

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

October 29, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Steven S. Sintros	President and Chief Executive Officer (Principal Executive Officer)	October 29, 2025
Steven S. Sintros

/s/ Shane O’Connor	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	October 29, 2025
Shane O’Connor

/s/ Cynthia Croatti	Director	October 29, 2025
Cynthia Croatti

/s/ Cecilia McKenney	Director	October 29, 2025
Cecilia McKenney

/s/ Michael Iandoli	Director	October 29, 2025
Michael Iandoli

/s/ Joseph Nowicki	Director	October 29, 2025
Joseph Nowicki

/s/ Sergio A. Pupkin	Director	October 29, 2025
Sergio A. Pupkin

/s/ Raymond C. Zemlin	Chairman of the Board of Directors	October 29, 2025
Raymond C. Zemlin