Form 10-Q
period 2025-11-29
UNIFIRST CORP
filed 2026-01-07
CIK 717954

9 u

United States

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 29, 2025

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

The number of outstanding shares of UniFirst Corporation Common Stock and Class B Common Stock as of January 2, 2026 were 14,521,268 and 3,551,265, respectively.

UniFirst Corporation

Quarterly Report on Form 10-Q

For the Thirteen Weeks Ended November 29, 2025

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Statements of Income

UniFirst Corporation and Subsidiaries

(Unaudited)

	Thirteen Weeks Ended
(In thousands, except per share data)	November 29, 2025	November 30, 2024
Revenues	$621,318	$604,908

Operating expenses:
Cost of revenues (1)	393,029	381,054
Selling and administrative expenses (1)	147,806	133,515
Depreciation and amortization	35,175	34,808
Total operating expenses	576,010	549,377
Operating income	45,308	55,531

Other (income) expense:
Interest income, net	(1,929)	(2,695)
Other expense, net	259	290
Total other income, net	(1,670)	(2,405)
Income before income taxes	46,978	57,936
Provision for income taxes	12,615	14,831
Net income	$34,363	$43,105

Income per share – Basic:
Common Stock	$1.97	$2.41
Class B Common Stock	$1.58	$1.93

Income per share – Diluted:
Common Stock	$1.89	$2.31

Income allocated to – Basic:
Common Stock	$28,760	$36,213
Class B Common Stock	$5,603	$6,892

Income allocated to – Diluted:
Common Stock	$34,363	$43,105

Weighted average shares outstanding – Basic:
Common Stock	14,597	15,012
Class B Common Stock	3,551	3,574

Weighted average shares outstanding – Diluted:
Common Stock	18,188	18,666
(1)
Exclusive of depreciation of the Company’s property, plant and equipment and amortization of its intangible assets.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income

UniFirst Corporation and Subsidiaries

(Unaudited)

	Thirteen Weeks Ended
(In thousands)	November 29, 2025	November 30, 2024
Net income	$34,363	$43,105
Other comprehensive loss:
Foreign currency translation adjustments	(2,105)	(4,936)
Change in fair value of derivatives, net of income taxes	(2)	41
Other comprehensive loss	(2,107)	(4,895)
Comprehensive income	$32,256	$38,210

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Balance Sheets

UniFirst Corporation and Subsidiaries

(Unaudited)

(In thousands, except share and par value data)	November 29, 2025	August 30, 2025
Assets
Current assets:
Cash and cash equivalents	$123,977	$203,501
Short-term investments	5,558	5,672
Receivables, less reserves of $7,030 and $6,802	293,396	285,297
Inventories	142,891	145,197
Rental merchandise in service	237,477	227,720
Prepaid taxes	10,330	7,708
Prepaid expenses and other current assets	59,088	49,508
Total current assets	872,717	924,603
Property, plant and equipment, net	833,508	829,622
Goodwill	669,202	657,748
Customer contracts, net	73,288	74,784
Other intangible assets, net	30,938	31,045
Deferred income taxes	967	977
Operating lease right-of-use assets, net	74,595	70,110
Other assets	197,483	189,266
Total assets	$2,752,698	$2,778,155
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$90,552	$94,980
Accrued liabilities	154,414	176,903
Accrued taxes	—	674
Operating lease liabilities, current	18,987	17,846
Total current liabilities	263,953	290,403
Accrued liabilities	129,487	128,554
Accrued and deferred income taxes	138,708	135,648
Operating lease liabilities	57,952	54,593
Total liabilities	590,100	609,198
Commitments and contingencies (Note 10)
Shareholders’ equity:
Preferred Stock, $1.00 par value; 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $0.10 par value; 30,000,000 shares authorized; 14,518,967 and 14,679,646 shares issued and outstanding as of November 29, 2025 and August 30, 2025, respectively	1,452	1,468
Class B Common Stock, $0.10 par value; 20,000,000 shares authorized; 3,551,265 and 3,551,265 shares issued and outstanding as of November 29, 2025 and August 30, 2025, respectively	355	355
Capital surplus	107,058	109,107
Retained earnings	2,077,625	2,079,812
Accumulated other comprehensive loss	(23,892)	(21,785)
Total shareholders’ equity	2,162,598	2,168,957
Total liabilities and shareholders’ equity	$2,752,698	$2,778,155

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Equity

UniFirst Corporation and Subsidiaries

(Unaudited)

(In thousands)	Common Shares	Class B Common Shares	Common Stock	Class B Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance, as of August 31, 2024	15,000	3,590	$1,500	$359	$104,791	$2,025,505	$(23,644)	$2,108,511
Net income	—	—	—	—	—	43,105	—	43,105
Change in fair value of derivatives (1)	—	—	—	—	—	—	41	41
Foreign currency translation	—	—	—	—	—	—	(4,936)	(4,936)
Dividends declared Common Stock ($0.350 per share)	—	—	—	—	—	(5,260)	—	(5,260)
Dividends declared Class B Common Stock ($0.280 per share)	—	—	—	—	—	(996)	—	(996)
Repurchase of Common Stock	(34)	—	(3)	—	(235)	(6,135)	—	(6,373)
Share-based compensation, net (2)	—	—	—	—	(448)	—	—	(448)
Share-based awards exercised, net (1)	33	—	3	—	—	—	—	3
Shares converted	32	(32)	3	(3)	—	—	—	—
Balance, as of November 30, 2024	15,031	3,558	$1,503	$356	$104,108	$2,056,219	$(28,539)	$2,133,647

(In thousands)	Common Shares	Class B Common Shares	Common Stock	Class B Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance, as of August 30, 2025	14,679	3,551	$1,468	$355	$109,107	$2,079,812	$(21,785)	$2,168,957
Net income	—	—	—	—	—	34,363	—	34,363
Change in fair value of derivatives (1)	—	—	—	—	—	—	(2)	(2)
Foreign currency translation	—	—	—	—	—	—	(2,105)	(2,105)
Dividends declared Common Stock ($0.365 per share)	—	—	—	—	—	(5,300)	—	(5,300)
Dividends declared Class B Common Stock ($0.292 per share)	—	—	—	—	—	(1,038)	—	(1,038)
Repurchase of Common Stock	(194)	—	(19)	—	(1,443)	(30,212)	—	(31,674)
Share-based compensation, net (2)	—	—	—	—	(606)	—	—	(606)
Share-based awards exercised, net (1)	34	—	3	—	—	—	—	3
Balance, as of November 29, 2025	14,519	3,551	$1,452	$355	$107,058	$2,077,625	$(23,892)	$2,162,598

(1)
These amounts are shown net of the effect of income taxes.
(2)
These amounts are shown net of any shares withheld by the Company to satisfy certain tax withholding obligations in connection with the vesting of certain restricted stock units.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statements of Cash Flows

UniFirst Corporation and Subsidiaries

(Unaudited)

Thirteen Weeks Ended (in thousands)	November 29, 2025	November 30, 2024
Cash flows from operating activities:
Net income	$34,363	$43,105
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization (1)	35,175	34,808
Share-based compensation	2,587	2,836
Accretion on environmental contingencies	351	320
Accretion on asset retirement obligations	267	57
Deferred income taxes	2,134	1,706
Loss (gain) on sale of property and equipment	233	(6)
Other	152	112
Changes in assets and liabilities, net of acquisitions:
Receivables, less reserves	(8,478)	(3,606)
Inventories	2,929	1,761
Rental merchandise in service	(10,133)	2,762
Prepaid expenses and other current assets and Other assets	(14,024)	(8,618)
Accounts payable	(1,759)	(6,861)
Accrued liabilities	(26,663)	(18,196)
Prepaid and accrued income taxes	(2,283)	7,944
Net cash provided by operating activities	14,851	58,124

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(13,391)	(2,352)
Capital expenditures, including capitalization of software costs	(38,883)	(33,566)
Purchases of investments	—	(14,734)
Maturities of investments	—	13,039
Proceeds from sale of assets	174	153
Net cash used in investing activities	(52,100)	(37,460)

Cash flows from financing activities:
Proceeds from exercise of share-based awards	3	3
Taxes withheld and paid related to net share settlement of equity awards	(3,193)	(3,284)
Repurchase of Common Stock	(32,736)	(6,373)
Payment of cash dividends	(6,133)	(5,897)
Net cash used in financing activities	(42,059)	(15,551)

Effect of exchange rate changes	(216)	(438)

Net (decrease) increase in cash and cash equivalents	(79,524)	4,675
Cash and cash equivalents at beginning of period	203,501	161,571
Cash and cash equivalents at end of period	$123,977	$166,246

Supplemental disclosure of cash flow information:
Non-cash capital expenditures	$8,753	$12,219

(1)
Depreciation and amortization for the thirteen weeks ended November 29, 2025 and November 30, 2024 included approximately $4.0 million and $4.2 million, respectively, of non-cash amortization expense recognized for acquisition-related intangible assets.

The accompanying notes are an integral part of these Consolidated Financial Statements.

UniFirst Corporation and Subsidiaries

Notes to Consolidated Financial Statements

1. Basis of Presentation

These Consolidated Financial Statements of UniFirst Corporation (the “Company”) included herein have been prepared, without audit, in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the information furnished reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period.

It is suggested that these Consolidated Financial Statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 30, 2025. There have been no material changes in the accounting policies followed by the Company during the current fiscal year other than with respect to the recent accounting pronouncements discussed in Note 2, “Recent Accounting Pronouncements”. Results for an interim period are not indicative of any future interim periods or for an entire fiscal year.

2. Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances effective tax rate reconciliation disclosure requirements and provides clarity to the disclosures of income taxes paid, income before taxes and provision for income taxes. The amendments are effective for fiscal years beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments in this update should be applied on a prospective basis. Retrospective application is permitted. The Company is evaluating the impact of this ASU on its disclosures.

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

3. Revenue Recognition

The following table presents the Company’s revenues for the thirteen weeks ended November 29, 2025 and November 30, 2024, respectively, disaggregated by segment:

	Thirteen Weeks Ended
	November 29, 2025		November 30, 2024
(In thousands, except percentages)	Revenues	% of Revenues	Revenues	% of Revenues
Uniform & Facility Service Solutions	$565,892	91.0%	$552,752	91.4%
First Aid & Safety Solutions	30,244	4.9%	26,222	4.3%
Other	25,182	4.1%	25,934	4.3%
Total revenues	$621,318	100.0%	$604,908	100.0%

See Note 14, “Segment Reporting” for additional details of segment definitions.

The following table presents the change in the allowance for credit losses, which is included in Receivables, net of reserves on the Consolidated Balance Sheets for the thirteen weeks ended November 29, 2025 (in thousands):

Balance as of August 30, 2025	$6,802
Current period provision	1,931
Write-offs and other	(1,703)
Balance as of November 29, 2025	$7,030

Costs to Obtain a Contract

The following table presents deferred commissions on the Company's Consolidated Balance Sheets as of November 29, 2025 and August 30, 2025:

(in thousands)	November 29, 2025	August 30, 2025
Prepaid expenses and other current assets	$20,266	$19,795
Other assets	86,708	84,884

The following table presents the Company's amortization expense related to deferred commissions on the Consolidated Statements of Income for the thirteen weeks ended November 29, 2025 and November 30, 2024, respectively:

	Thirteen Weeks Ended
(in thousands)	November 29, 2025	November 30, 2024
Selling and administrative expenses	$5,179	$4,773

4. Acquisitions

During the thirteen weeks ended November 29, 2025, the Company completed four First Aid & Safety Solutions segment acquisitions with an aggregate purchase price of approximately $14.9 million. The Company has prepared purchase price allocations for the business combinations on a preliminary basis. The purchase price was primarily allocated to goodwill and intangible assets, with tangible assets consisting mainly of inventory and property, plant and equipment. A portion of the total purchase price is subject to holdback arrangements, which are typically payable within a one-year period following the acquisition date and contingent upon the achievement of specified revenue targets. The operating results of these businesses have been included in the Company’s consolidated financial statements from their respective acquisition dates. As these acquisitions were not material to the Company’s consolidated results, pro forma financial information has not been presented.

The following table presents aggregate information relating to the acquisition of businesses during the thirteen weeks ended November 29, 2025 (in thousands):

Thirteen Weeks Ended	November 29, 2025
Tangible assets acquired	$1,157
Goodwill	11,543
Customer contracts	2,001
Other intangibles assets	197
Total consideration paid for acquisition of businesses	14,898
Contingent holdbacks	(1,507)
Acquisition of businesses, net of contingent holdbacks	$13,391

5. Employee Benefit Plans

Defined Contribution Retirement Savings Plan

The Company has a defined contribution retirement savings plan with a 401(k) feature for all eligible U.S. and Canadian employees not under collective bargaining agreements. The Company matches a portion of the employee’s contribution and may make an additional contribution at its discretion. Contributions charged to expense under the plan for the thirteen weeks ended November 29, 2025 and November 30, 2024 were $4.3 million and $4.1 million, respectively.

Pension Plan and Supplemental Executive Retirement Plan

The Company accounts for its pension plan and Supplemental Executive Retirement Plan on an accrual basis over certain employees’ estimated service periods.

The Company maintains an unfunded Supplemental Executive Retirement Plan for certain eligible employees of the Company and one frozen non-contributory defined benefit pension plan. The amounts charged to expense related to these plans for the thirteen weeks ended November 29, 2025 and November 30, 2024 were $0.3 million and $0.4 million, respectively.

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

The amounts for employee or employer contributions charged to expense related to the NQDC Plan for the thirteen weeks ended November 29, 2025 and the thirteen weeks ended November 30, 2024 were $0.3 million for both periods.

The Company, at its discretion, may also elect to transfer funds to a trust account with the intention to fund the future liability. Total NQDC Plan assets were $4.6 million and $4.7 million as of November 29, 2025 and August 30, 2025, respectively, and are included within other long-term assets in the accompanying Consolidated Balance Sheets. Total NQDC Plan liabilities were $2.9 million and $2.8 million as of November 29, 2025 and August 30, 2025, respectively, and are included within current accrued liabilities in the accompanying Consolidated Balance Sheets.

Earnings and losses on contributions, based on investment elections, are recorded as a component of compensation expense in the period earned and are included within other (income) expense, net. For the thirteen weeks ended November 29, 2025 and thirteen weeks ended November 30, 2024, other income was $0.2 million and $0.1 million, respectively.

6. Income Per Share

The Company calculates income per share by allocating income to its unvested participating securities as part of its income per share calculations. The following table sets forth the computation of basic income per share using the two-class method for amounts attributable to the Company’s shares of Common Stock and Class B Common Stock (in thousands, except per share data):

	Thirteen Weeks Ended
	November 29, 2025	November 30, 2024
Net income available to shareholders	$34,363	$43,105
Allocation of net income for Basic:
Common Stock	$28,760	$36,213
Class B Common Stock	5,603	6,892
	$34,363	$43,105
Weighted average number of shares for Basic:
Common Stock	14,597	15,012
Class B Common Stock	3,551	3,574
	18,148	18,586
Income per share for Basic:
Common Stock	$1.97	$2.41
Class B Common Stock	$1.58	$1.93

The Company is required to calculate diluted income per share for Common Stock using the more dilutive of the following two methods:

•
The treasury stock method; or
•
The two-class method assuming a participating security is not exercised or converted.

For the thirteen weeks ended November 29, 2025 and November 30, 2024, the Company’s diluted income per share assumes the conversion of all vested Class B Common Stock into Common Stock and uses the two-class method for its unvested participating shares. The following tables set forth the computation of diluted income per share of Common Stock for the thirteen weeks ended November 29, 2025 and November 30, 2024 (in thousands, except per share data):

	Thirteen Weeks Ended November 29, 2025
	Earnings to Common Shareholders	Common Shares	Income Per Share
As reported - Basic	$28,760	14,597	$1.97
Add: effect of dilutive potential common shares
Share-Based Awards	—	40
Class B Common Stock	5,603	3,551
As reported – Diluted	$34,363	18,188	$1.89

	Thirteen Weeks Ended November 30, 2024
	Earnings to Common Shareholders	Common Shares	Income Per Share
As reported - Basic	$36,213	15,012	$2.41
Add: effect of dilutive potential common shares
Share-Based Awards	—	80
Class B Common Stock	6,892	3,574
As reported – Diluted	$43,105	18,666	$2.31

Anti-dilutive stock-based awards excluded from the calculations of diluted income per share were immaterial during the periods presented.

7. Inventories

The components of inventory as of November 29, 2025 and August 30, 2025 were as follows (in thousands):

	November 29, 2025	August 30, 2025
Raw materials	$17,004	$22,107
Work in process	2,886	3,030
Finished goods	123,001	120,060
Total inventories	$142,891	$145,197

8. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the thirteen weeks ended November 29, 2025 were as follows (in thousands):

Balance as of August 30, 2025	$657,748
Goodwill recorded during the period	11,543
Other	(89)
Balance as of November 29, 2025	$669,202

Intangible assets, net in the Company’s Consolidated Balance Sheets were as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
November 29, 2025
Customer contracts	$320,103	$246,815	$73,288
Software	83,184	53,662	29,522
Other intangible assets	40,143	38,727	1,416
	$443,430	$339,204	$104,226

August 30, 2025
Customer contracts	$318,148	$243,364	$74,784
Software	81,659	52,355	29,304
Other intangible assets	40,003	38,262	1,741
	$439,810	$333,981	$105,829

9. Asset Retirement Obligations

A reconciliation of the Company’s asset retirement liability for the thirteen weeks ended November 29, 2025 is as follows (in thousands):

Balance as of August 30, 2025	$18,524
Accretion expense	267
Effect of exchange rate changes	(47)
Balance as of November 29, 2025	$18,744

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

There is usually a range of reasonable estimates of the costs associated with each site. In accordance with U.S. GAAP, the Company’s accruals reflect the amount within the range that it believes is the best estimate or the low end of a range of estimates if no point within the range is a better estimate. Where it believes that both the amount of a particular liability and the timing of the payments are reliably determinable, the Company adjusts the cost in current dollars using a rate of 3% for inflation until the time of expected payment and discounts the cost to present value using current risk-free interest rates. As of November 29, 2025, the risk-free interest rates utilized by the Company ranged from 4.62% to 4.67%.

For environmental liabilities that have been discounted, the Company includes interest accretion, based on the effective interest method, in selling and administrative expenses on the accompanying Consolidated Statements of Income.

The changes to the Company’s environmental liabilities for the thirteen weeks ended November 29, 2025 were as follows (in thousands):

Balance as of August 30, 2025	$30,652
Costs incurred for which reserves have been provided	(278)
Insurance proceeds	(81)
Interest accretion	351
Changes in discount rates	465
Revisions in estimates	(21)
Balance as of November 29, 2025	$31,088

Anticipated payments and insurance proceeds of currently identified environmental remediation liabilities as of November 29, 2025, for the next five fiscal years and thereafter, as measured in current dollars, are reflected below (in thousands):

	2026	2027	2028	2029	2030	Thereafter	Total
Estimated costs – current dollars	$16,043	$2,067	$1,344	$1,150	$915	$14,654	$36,173
Estimated insurance proceeds	(181)	(150)	(150)	(150)	(150)	—	(781)
Net anticipated costs	$15,862	$1,917	$1,194	$1,000	$765	$14,654	$35,392
Effect of inflation							9,691
Effect of discounting							(13,995)
Balance as of November 29, 2025							$31,088

Estimated insurance proceeds are primarily obtained from an annuity received as part of a legal settlement with an insurance company. Annual proceeds of approximately $0.3 million are deposited into an escrow account which funds remediation and monitoring costs for two sites related to former operations. Annual proceeds received but not expended in the current year accumulate in this account and may be used in future years for costs related to this site through the year 2027. As of November 29, 2025, the balance in this escrow account, which is held in a trust and is not recorded in the Company’s accompanying Consolidated Balance Sheets, was approximately $5.9 million. Also included in estimated insurance proceeds are amounts the Company is entitled to receive pursuant to legal settlements as reimbursements from three insurance companies for estimated costs at one of its sites.

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

Effective tax rate

The Company’s effective tax rate for the thirteen weeks ended November 29, 2025 was 26.9% as compared to 25.6% for the corresponding period in the prior year. The increase in the effective tax rate for the thirteen weeks ended November 29, 2025 was due primarily to the timing and amount of excess tax benefits and deficiencies associated with employee share-based payments.

Uncertain tax positions

The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense, consistent with prior periods. During the thirteen weeks ended November 29, 2025, unrecognized tax positions increased by $1.0 million due to changes in existing reserves.

The Company files federal income tax returns in the United States and Canada, as well as state and provincial income tax returns in most U.S. jurisdictions and several Canadian provinces. The Company is periodically subject to income tax audits in these jurisdictions, which can be complex and may take several years to resolve. The final resolution of such audits may result in adjustments to the Company’s tax accruals or income tax provision, which could materially affect results of operations in the period of resolution.

U.S. and Canadian federal income tax statutes are closed for filings through fiscal years 2021 and 2017, respectively. With limited exceptions, state and local income tax examinations are closed for periods prior to fiscal 2022. The Company does not expect its unrecognized tax benefits to materially change during the next 12 months.

12. Long-Term Debt

On August 12, 2025, the Company entered into an amended and restated $300.0 million unsecured revolving credit agreement, (the “Credit Agreement”) with a syndicate of banks, which matures on August 12, 2030. Under the Credit Agreement, the Company is able to borrow funds at variable interest rates based on, at the Company’s election, the Secured Overnight Financing Rate (“SOFR”) or a base rate, plus in each case a spread based on the Company’s consolidated funded debt ratio. Provided there is no default or event of default under the Credit Agreement and the Company is in compliance with its financial covenants on a pro forma basis, the Company may request an increase in the aggregate commitments under the Credit Agreement (in the form of revolving or term tranches) of up to an additional $100.0 million, for a total aggregate commitment of up to $400.0 million.

Availability of credit requires compliance with certain financial and other covenants, including a maximum consolidated funded debt ratio and minimum consolidated interest coverage ratio as defined in the Credit Agreement. The Company evaluates its compliance with these financial covenants on a fiscal quarterly basis. As of November 29, 2025, the interest rates applicable to the Company’s borrowings under the Credit Agreement would be calculated as SOFR plus 1.00% at the time of the respective borrowing.

As of November 29, 2025, the Company had no outstanding borrowings and had outstanding letters of credit amounting to $104.9 million, leaving $195.1 million available for borrowing under the Credit Agreement.

As of November 29, 2025, the Company was in compliance with all covenants under the Credit Agreement.

13. Accumulated Other Comprehensive Loss

The changes in each component of accumulated other comprehensive loss, net of tax, for the thirteen weeks ended November 29, 2025 and November 30, 2024 were as follows (in thousands):

	Thirteen Weeks Ended November 29, 2025
	Foreign Currency Translation	Pension- related (1)	Derivative Financial Instruments (1)	Total Accumulated Other Comprehensive Loss
Balance as of August 30, 2025	$(25,956)	$4,111	$60	$(21,785)
Other comprehensive (loss) income before reclassification	(2,105)	—	27	(2,078)
Amounts reclassified from accumulated other comprehensive loss	—	—	(29)	(29)
Net current period other comprehensive loss	(2,105)	—	(2)	(2,107)
Balance as of November 29, 2025	$(28,061)	$4,111	$58	$(23,892)

	Thirteen Weeks Ended November 30, 2024
	Foreign Currency Translation	Pension- related (1)	Derivative Financial Instruments (1)	Total Accumulated Other Comprehensive Loss
Balance as of August 31, 2024	$(25,966)	$2,234	$88	$(23,644)
Other comprehensive (loss) income before reclassification	(4,936)	—	72	(4,864)
Amounts reclassified from accumulated other comprehensive loss	—	—	(31)	(31)
Net current period other comprehensive (loss) income	(4,936)	—	41	(4,895)
Balance as of November 30, 2024	$(30,902)	$2,234	$129	$(28,539)
(1)
Amounts are shown net of tax

Amounts reclassified from accumulated other comprehensive loss, net of tax, for the thirteen weeks ended November 29, 2025 and November 30, 2024 were as follows (in thousands):

	Thirteen Weeks Ended
	November 29, 2025	November 30, 2024
Derivative financial instruments, net:
Forward contracts (a)	$(29)	$(31)
Total, net of tax	(29)	(31)

Total amounts reclassified, net of tax	$(29)	$(31)

(a)
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

The Company’s chief operating decision maker (the “CODM”) is the Chief Executive Officer. The modifications to the Company’s reporting segments reflect how the CODM assesses performance and allocates resources. The CODM uses segment revenues and segment operating income to assess performance and allocate resources. The Company has recast prior certain period segment results to conform with the current presentation. For this recast, refer to the Company's Form 8-K filed on October 17, 2025. Asset information is not utilized by the CODM for purposes of assessing performance or allocating resources, and therefore such information has not been presented.

The following table includes the Company's financial results by reportable segment for the thirteen weeks ended November 29, 2025 and November 30, 2024 (in thousands):

As of and for the thirteen weeks ended November 29, 2025	Uniform & Facility Service Solutions	First Aid & Safety Solutions	Other	Total
Revenues	$565,892	$30,244	$25,182	$621,318
Cost of revenues	357,459	19,313	16,257	393,029
Selling and administrative expenses	133,386	10,162	4,258	147,806
Depreciation and amortization	33,210	1,171	794	35,175
Operating Income	$41,837	$(402)	$3,873	$45,308

As of and for the thirteen weeks ended November 30, 2024	Uniform & Facility Service Solutions	First Aid & Safety Solutions	Other	Total
Revenues	$552,752	$26,222	$25,934	$604,908
Cost of revenues	349,307	16,864	14,883	381,054
Selling and administrative expenses	121,815	8,132	3,568	133,515
Depreciation and amortization	33,110	885	813	34,808
Operating Income	$48,520	$341	$6,670	$55,531

15. Shares Repurchased and Dividends

The Company has two classes of common stock: Common Stock and Class B Common Stock. Each share of Common Stock is entitled to one vote, is freely transferable, and is entitled to a cash dividend equal to 125% of any cash dividend paid on each share of Class B Common Stock. Each share of Class B Common Stock is entitled to ten votes and can be converted to Common Stock on a share-for-share basis. However, until converted to Common Stock, shares of Class B Common Stock are not freely transferable. During the thirteen weeks ended November 30, 2024, 31,860 shares of Class B Common Stock were converted to Common Stock. No such conversions occurred during the thirteen weeks ended November 29, 2025.

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

During the thirteen weeks ended November 29, 2025 and November 30, 2024, the Company repurchased 194,100 and 33,605 shares, respectively, for an average price per share of $163.18 and $189.64, respectively, under the share repurchase program. As of November 29, 2025, the Company had $8.9 million remaining to repurchase shares under the share repurchase program.

16. Related Party

During both the thirteen weeks ended November 29, 2025 and November 30, 2024, the Company recognized $0.4 million of revenue with a company for which a member of the Company's Board of Directors served as senior officer throughout such periods.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and any documents incorporated by reference may contain forward-looking statements within the meaning of the federal securities laws. Forward-looking statements contained in this Quarterly Report on Form 10-Q and any documents incorporated by reference are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words such as “estimates,” “anticipates,” “projects,” “plans,” “expects,” “intends,” “believes,” “seeks,” “could,” “should,” “may,” “will,” “strategy,” “objective,” “assume,” “strive,” “design,” “assumption,” “vision” or the negative versions thereof, and similar expressions and by the context in which they are used. Such forward-looking statements are based upon our current expectations and speak only as of the date made. Such statements are highly dependent upon a variety of risks, uncertainties and other important factors that could cause actual results to differ materially from those reflected in such forward-looking statements. Such factors include, but are not limited to, uncertainties caused by an economic recession or other adverse economic conditions, including, without limitation, as a result of elevated inflation or interest rates or extraordinary events or circumstances such as geopolitical conflicts like the conflict between Russia and Ukraine and disruption in the Middle East, and their impact on our customers’ businesses and workforce levels, disruptions of our business and operations, including limitations on, or closures of, our facilities, or the business and operations of our customers or suppliers in connection with extraordinary events or circumstances, uncertainties regarding our ability to consummate acquisitions and successfully integrate acquired businesses, and the performance of such businesses, uncertainties regarding any existing or newly-discovered expenses and liabilities related to environmental compliance and remediation, any adverse outcome of pending or future contingencies or claims, our ability to compete successfully without any significant degradation in our margin rates, seasonal and quarterly fluctuations in business levels, our ability to preserve positive labor relationships and avoid becoming the target of corporate labor unionization campaigns that could disrupt our business, the effect of currency fluctuations on our results of operations and financial condition, our dependence on third parties to supply us with raw materials, which such supply could be severely disrupted as a result of extraordinary events or circumstances such as the conflict between Russia and Ukraine, any loss of key management or other personnel, increased costs as a result of any changes in federal, state, international or other laws, rules and regulations or governmental interpretation of such laws, rules and regulations, uncertainties regarding, or adverse impacts from continued high price levels of natural gas, electricity, fuel and labor or increases in such costs, the negative effect on our business from sharply depressed oil and natural gas prices, the continuing increase in domestic healthcare costs, increased workers’ compensation claim costs, increased healthcare claim costs, our ability to retain and grow our customer base, demand and prices for our products and services, fluctuations in our nuclear business, political or other instability, supply chain disruption or infection among our employees in Mexico and Nicaragua where our principal garment manufacturing plants are located, our ability to properly and efficiently design, construct, implement and operate a new enterprise resource planning (“ERP”) computer system, interruptions or failures of our information technology systems, including as a result of cyber-attacks, additional professional and internal costs necessary for compliance with any changes in or additional Securities and Exchange Commission (“SEC”), New York Stock Exchange and accounting or other rules, strikes and unemployment levels, our efforts to evaluate and potentially reduce internal costs, the impact of U.S. and foreign trade policies and tariffs or other impositions on imported goods on our business, results of operations and financial condition, our ability to successfully implement our business strategies and processes, including our capital allocation strategies, our ability to successfully remediate the material weakness in internal control over financial reporting disclosed in our Annual Report on Form 10-K for the year ended August 30, 2025 and the other factors described under “Part I, Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended August 30, 2025 and in our other filings with the SEC, including, without limitation, under Part II, Item 1A. “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. We undertake no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made.

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

As mentioned and described in Note 14, “Segment Reporting,” beginning with the fourth quarter of fiscal 2025, we reorganized our business into three reportable operating segments based on the information reviewed by our Chief Executive Officer: Uniform &

Facility Service Solutions, First Aid & Safety Solutions and Other. Refer to Note 14, “Segment Reporting” to our Consolidated Financial Statements for our disclosure of segment information. We have recast certain prior period segment results to conform with the current presentation.

The Uniform & Facility Service Solutions segment consolidates the former Corporate, Manufacturing (“MFG”) and U.S. and Canadian Rental and Cleaning operating segments and includes our cleanroom operations, which was previously part of the Specialty Garments Rental and Cleaning (“Specialty Garments”) reporting segment. The Uniform & Facility Service Solutions reporting segment designs, manufactures, purchases, rents, cleans, delivers and sells, uniforms and protective clothing and non-garment items in the U.S. and Canada. Certain operations of the Uniform & Facility Service Solutions reporting segment are referred to by the Company as “industrial laundry operations” and we refer to the locations related to this reporting segment as our “industrial laundries”. Additionally, the Uniform & Facility Service Solutions consists of our distribution center, sales and marketing, information systems, engineering, materials management, manufacturing planning, finance, budgeting, human resources, other general and administrative costs and interest expense. The segment, through the Company’s cleanroom operations, also purchases, rents, cleans, delivers and sells specialty garments and non-garment items primarily for cleanroom applications and provides cleanroom cleaning at limited customer locations.

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

Please see Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended August 30, 2025 and Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q for an additional discussion of risks and potential risks of adverse economic conditions on our business, financial condition and results of operations, including, without limitation, as a result of inflation, elevated interest rates and/or increases in interest rates, geopolitical issues, U.S. and foreign tariffs or other impositions on imported goods.

Results of Operations

The following table presents certain selected financial data, including the percentage of revenues represented by each item, for the thirteen weeks ended November 29, 2025 and November 30, 2024.

	Thirteen Weeks Ended
(In thousands, except percentages)	November 29, 2025	% of Revenues	November 30, 2024	% of Revenues	% Change
Revenues	$621,318	100.0%	$604,908	100.0%	2.7%

Operating expenses:
Cost of revenues (1)	393,029	63.3	381,054	63.0	3.1
Selling and administrative expenses (1)	147,806	23.8	133,515	22.1	10.7
Depreciation and amortization	35,175	5.7	34,808	5.8	1.1
Total operating expenses	576,010	92.8	549,377	90.9	4.8
Operating income	45,308	7.3	55,531	9.2	(18.4)
Other income, net	(1,670)	(0.3)	(2,405)	(0.4)	(30.6)
Income before income taxes	46,978	7.6	57,936	9.6	(18.9)
Provision for income taxes	12,615	2.0	14,831	2.5	(14.9)
Net income	$34,363	5.5%	$43,105	7.1%	(20.3)%
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

In fiscal 2022, we initiated a multiyear ERP project that we plan to continue through 2027, with early phases focused on master data management and finance capabilities followed by subsequent phases with a strong focus on supply chain and procurement automation and technology. We believe that this initiative will become the foundation of our systems technology footprint and will integrate and complement the capabilities of our other core systems. We expect the ERP system, and the new supply chain and procurement capabilities that it will provide to enable lower operating costs and contribute to the reduction of customer churn. Such benefits are expected to be delivered through enhanced inventory utilization and vendor management, improved response times to customer orders and more efficient back-end processes. As of November 29, 2025, we capitalized $51.5 million related to our ERP project. We refer to our ERP project as our “Key Initiative”.

Thirteen weeks ended November 29, 2025 compared with thirteen weeks ended November 30, 2024

Revenues

(In thousands, except percentages)	November 29, 2025	November 30, 2024	Dollar Change	Percent Change
Uniform & Facility Service Solutions	$565,892	$552,752	$13,140	2.4%
First Aid & Safety Solutions	30,244	26,222	4,022	15.3%
Other	25,182	25,934	(752)	(2.9)%
Total consolidated revenues	$621,318	$604,908	$16,410	2.7%

The increase in consolidated revenues of 2.7% during the thirteen weeks ended November 29, 2025 compared to the prior year comparable period was due primarily to growth in our Uniform & Facility Service Solutions of 2.4%. The increase in our Uniform & Facility Service Solutions was due to organic growth of 2.4%. The Uniform & Facility Service Solutions organic growth rate was primarily the result of solid new account sales and benefited from improve customer retention. The effect of the Canadian dollar exchange rate resulted in changes in our revenues of (0.1)%.

First Aid & Safety Service Solutions revenues in the thirteen weeks ended November 29, 2025 increased 15.3% compared to the prior year comparable period due primarily to double-digit growth in our van business.

In the thirteen weeks ended November 29, 2025, Other segment revenues were impacted by the beginning of a wind-down of a large refurbishment project, as well as a lower number of reactor outages due to the cyclical nature of the nuclear business. Other segment results are often affected by seasonality and the timing and length of its customers’ power reactor outages as well as its project-based activities.

Cost of revenues

(In thousands, except percentages)	November 29, 2025	November 30, 2024	Dollar Change	Percent Change
Cost of revenues	$393,029	$381,054	$11,975	3.1%
% of Revenues	63.3%	63.0%

The increase in consolidated cost of revenues during the thirteen weeks ended November 29, 2025 compared to the prior year comparable period was primarily attributable to investments in service staffing to drive continued improvement in our customer retention and higher healthcare claims expenses. These increases were partially offset by lower merchandise costs as a percentage of revenues compared to the prior year comparable period.

Selling and administrative expenses

(In thousands, except percentages)	November 29, 2025	November 30, 2024	Dollar Change	Percent Change
Selling and administrative expenses	$147,806	$133,515	$14,291	10.7%
% of Revenues	23.8%	22.1%

The increase in selling and administrative costs during the thirteen weeks ended November 29, 2025 compared to the prior year comparable period was due primarily to anticipated investments in accelerating growth and our digital transformation. In addition, selling and administrative costs were affected by higher legal costs of $1.6 million and healthcare claims of $1.4 million. These increases were partially offset by lower costs related to the Company’s Key Initiative, which totaled $2.3 million during the thirteen weeks ended November 29, 2025 compared to $2.5 million during the prior year comparable period.

Depreciation and amortization

(In thousands, except percentages)	November 29, 2025	November 30, 2024	Dollar Change	Percent Change
Depreciation and amortization	$35,175	$34,808	$367	1.1%
% of Revenues	5.7%	5.8%

Depreciation and amortization expense remained relatively consistent during the thirteen weeks ended November 29, 2025 compared to the prior year comparable period.

Operating income

For the thirteen weeks ended November 29, 2025 and November 30, 2024, changes in our revenues and costs as discussed above resulted in the following changes in our operating income and margin:

(In thousands, except percentages)	November 29, 2025	November 30, 2024	Dollar Change	Percent Change
Uniform & Facility Service Solutions	$41,837	$48,520	$(6,683)	(13.8)%
First Aid & Safety Solutions	(402)	341	(743)	(217.9)%
Other	3,873	6,670	(2,797)	(41.9)%
Operating income	$45,308	$55,531	$(10,223)	(18.4)%
Operating income margin	7.3%	9.2%

Other income, net

(In thousands, except percentages)	November 29, 2025	November 30, 2024	Dollar Change	Percent Change
Interest income, net	$(1,929)	$(2,695)	$766	(28.4)%
Other expense, net	259	290	(31)	(10.7)%
Total other income, net	$(1,670)	$(2,405)	$735	(30.6)%

Other income, net, for the thirteen weeks ended November 29, 2025 decreased compared to the prior year comparable period, primarily reflecting lower cash reserves and lower interest rates, which reduced interest income, along with higher bank fees.

Provision for income taxes

(In thousands, except percentages)	November 29, 2025	November 30, 2024	Dollar Change	Percent Change
Provision for income taxes	$12,615	$14,831	$(2,216)	(14.9)%
Effective income tax rate	26.9%	25.6%

The increase in the effective tax rate for the thirteen weeks ended November 29, 2025 as compared to the corresponding period in the prior year was due primarily to the timing and amount of excess tax benefits and deficiencies associated with employee share-based payments.

Liquidity and Capital Resources

General

Cash and cash equivalents, and short-term investments totaled $129.5 million as of November 29, 2025, a decrease of $79.6 million from $209.2 million as of August 30, 2025. The decrease in cash and cash equivalents and short-term investments was largely driven by our continued investment in our business with capital expenditures totaling $38.9 million, $32.7 million of share repurchases, $13.3 million of First Aid & Safety Solutions acquisitions and $6.1 million of dividend payments. These decreases were partially offset by $14.9 million of cash provided from operating activities during the thirteen weeks ended November 29, 2025.

On April 8, 2025, our Board of Directors authorized a new share repurchase program to repurchase up to $100.0 million of our outstanding shares of Common Stock, inclusive of the amount which remained available under the existing share repurchase program approved in 2023.

Pursuant to the share repurchase program, we repurchased 194,100 shares of our Common Stock for an aggregate of approximately $31.7 million during the thirteen weeks ended November 29, 2025. As of November 29, 2025, we had $8.9 million remaining to repurchase shares under the share repurchase program.

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

Sources and uses of cash flows for the thirteen weeks ended November 29, 2025 and November 30, 2024, respectively, are summarized as follows:

(In thousands, except percentages)	November 29, 2025	November 30, 2024	Dollar Change	Percent Change
Net cash provided by operating activities	$14,851	$58,124	$(43,273)	(74.4)%
Net cash used in investing activities	(52,100)	(37,460)	(14,640)	39.1%
Net cash used in financing activities	(42,059)	(15,551)	(26,508)	170.5%
Effect of exchange rate changes	(216)	(438)	222	(50.7)%
Net (decrease) increase in cash and cash equivalents	$(79,524)	$4,675	$(84,199)	(1801.0)%

Net Cash Provided by Operating Activities

The net cash provided by operating activities during the thirteen weeks ended November 29, 2025 decreased as compared to the prior year comparable period due primarily to unfavorable changes in rental merchandise in service of $12.9 million, prepaid and accrued income taxes of $10.2 million, accrued liabilities of $8.5 million and lower profitability.

The unfavorable impact from merchandise in service was due primarily to the installment of garments for several large customers during the thirteen weeks ended November 29, 2025. The increase in prepaid and accrued income taxes reflects the impact of federal and state tax payments made during the first quarter of fiscal 2026. The decrease in accrued liabilities was driven primarily by the payout of fiscal 2025 management bonuses during the period.

In addition, net cash provided by operating activities was negatively impacted by a $5.4 million increase in prepaid expenses and other current assets and a $4.9 million increase in accounts receivable during the thirteen weeks ended November 29, 2025 compared to the prior year comparable period. The increase in prepaid expenses and other current assets was driven primarily by higher prepayments for annual renewals of information technology contracts and insurance policies, while the increase in accounts receivable was due primarily to higher volume of revenue during the thirteen weeks ended November 29, 2025.

These increases were partially offset by a $5.1 million increase in accounts payable due primarily to the timing of cash payments and a $1.2 million decrease in inventories, driven by the timing of shipments.

Net Cash Used in Investing Activities

The net cash used in investing activities during the thirteen weeks ended November 29, 2025 increased as compared to the prior year comparable period due primarily to an increase in cash paid for acquisitions of $11.0 million and increase in capital expenditures of $5.3 million. Offsetting these increases was a decrease in net investment in certificates of deposit of $1.7 million

Net Cash Used in Financing Activities

The net cash used in financing activities during the thirteen weeks ended November 29, 2025 increased as compared to the prior year comparable period due primarily to a $26.4 million increase in the repurchase of Common Stock during the period.

Long-term Debt and Borrowing Capacity

See Note 12, “Long-Term Debt” to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for more information on long-term debt and borrowing capacity.

Derivative Instruments and Hedging Activities

See Item 3. “Quantitative and Qualitative Disclosures About Market Risk” in this Quarterly Report on Form 10-Q for information regarding our derivative instruments and hedging activities.

Environmental and Legal Contingencies

We are involved with environmental investigation, monitoring and remediation activities at certain sites. In addition, from time to time, we are also subject to legal and regulatory proceedings and claims arising from the conduct of our business operations, including but not limited to, personal injury, customer contract, employment claims and environmental and tax matters as described. We maintain insurance coverage providing indemnification against many of such claims, and we do not expect, although there can be no assurance, that we will sustain any material loss as a result thereof. Refer to Note 10, “Commitments and Contingencies,” to the Consolidated Financial Statements, as well as Part II, Item 1A. “Risk Factors” below and in our Annual Report on Form 10-K for the year ended August 30, 2025, for further discussion.

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

Contractual Obligations and Other Commercial Commitments

As of November 29, 2025, there were no material changes to our contractual obligations that were disclosed in our Annual Report on Form 10-K for the year ended August 30, 2025. As of November 29, 2025, we did not have any off-balance sheet arrangements.

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

Critical accounting estimates are defined as those that are reflective of significant judgments and uncertainties, the most important and pervasive accounting estimates used and areas most sensitive to material changes from external factors. The critical accounting estimates that we believe affect our more significant judgments and estimates used in the preparation of our Consolidated Financial Statements presented in this report are described in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the Notes to the Consolidated Financial Statements that are each included in our Annual Report on Form 10-K for the year ended August 30, 2025. There have been no significant changes in our critical accounting estimates since the year ended August 30, 2025.

Recent Accounting Pronouncements

See Note 2, “Recent Accounting Pronouncements” to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for more information on recently implemented and issued accounting standards.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

We have determined that all of our foreign subsidiaries operate primarily in local currencies that represent the functional currencies of such subsidiaries. All assets and liabilities of our foreign subsidiaries are translated into U.S. dollars using the exchange rate prevailing at the balance sheet date. The effects of exchange rate fluctuations on the translation of assets and liabilities are recorded as a component of shareholders’ equity. Revenues and expenses are translated at the average exchange rates in effect during each month of the fiscal year. As such, our financial condition and operating results are affected by fluctuations in the value of the U.S. dollar as compared to currencies in foreign countries. Revenues denominated in currencies other than the U.S. dollar represented approximately 7.3% of total consolidated revenues for the thirteen weeks ended November 29, 2025. Total assets denominated in currencies other than the U.S. dollar represented approximately 7.0% of our total consolidated assets for both November 29, 2025 and August 30, 2025. If exchange rates had increased or decreased by 10% from the actual rates in effect during the thirteen weeks ended November 29, 2025, our revenues would have increased or decreased by $4.5 million, and total assets as of November 29, 2025 would have increased or decreased by approximately $19.4 million.

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

As of November 29, 2025, we had forward contracts with a notional value of approximately 1.4 million CAD outstanding and recorded the fair value of the contracts of $0.1 million in prepaid expenses and other current assets with a corresponding gain of $0.1 million in accumulated other comprehensive loss, which was recorded net of tax. During the thirteen weeks ended November 29, 2025, we reclassified a nominal amount from accumulated other comprehensive loss to revenue related to the derivative financial instruments. The gain on these forward contracts that resulted in a decrease to accumulated other comprehensive loss as of November 29, 2025 is expected to be reclassified to revenues prior to their maturity on August 29, 2026.

Other than the forward contracts, discussed above, we do not operate a hedging program to mitigate the effect of a significant change in the value of the functional currencies of our foreign subsidiaries, which include the Canadian dollar, euro, British pound, Mexican peso and Nicaraguan cordoba, as compared to the U.S. dollar. Any losses or gains resulting from unhedged foreign currency transactions, including exchange rate fluctuations on intercompany accounts are reported as transaction losses (gains) in our other income, net. The intercompany payables and receivables are denominated in Canadian dollars, euros, British pounds, Mexican pesos and Nicaraguan cordobas. During the thirteen weeks ended November 29, 2025, transaction gains included in other income, net were approximately $0.1 million. If exchange rates had increased or decreased by 10% during the thirteen weeks ended November 29, 2025, we would have recognized exchange gains or losses of approximately $0.1 million.

Interest Rate Sensitivity

We are exposed to market risk from changes in interest rates, which may adversely affect our financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, we manage exposures through our operating and financing activities. We are exposed to interest rate risk primarily through borrowings under our Credit Agreement. During the thirteen weeks ended November 29, 2025, we had no outstanding borrowings under the Credit Agreement. Under the Credit Agreement, we borrow funds at variable interest rates based on, at our election, the SOFR rate or a base rate, plus in each case a spread based on our consolidated funded debt ratio. To the extent we have borrowings outstanding under the Credit Agreement, changes in interest rates result in changes in our interest expense.

Please see Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended August 30, 2025 for an additional discussion of risks and potential risks on our business, financial performance and the market price of our Common Stock.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, solely as a result of the material weakness previously identified by management and described in our Annual Report on Form 10-K for the year ended August 30, 2025, our disclosure controls and procedures were not effective to ensure that material information relating to the Company required to be disclosed by the Company in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and to ensure that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply our judgment in designing and evaluating the controls and procedures. We continue to review our disclosure controls and procedures, and our internal control over financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Control over Financial Reporting

Other than the remediation measures with respect to the material weakness described below, there were no changes in our internal control over financial reporting during the first quarter of fiscal 2026 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Previously Identified Material Weakness

As described in Part II, Item 9A of our Annual Report on Form 10-K for the year ended August 30, 2025, we previously identified a material weakness related to our CRM system which affected revenue and receivables as well as a group of legacy applications which affected revenue and receivables, supply inventory and merchandise in service. Consequently, our automated and manual business process controls that rely upon information from our IT systems were also deemed ineffective because they could have been adversely impacted.

Remediation

Our management is committed to maintaining a strong internal control environment. In response to the material weakness described in Part II, Item 9A of our Annual Report on Form 10-K for the year ended August 30, 2025, we implemented a number of remedial actions, including (i) redesigning our manage change and manage access processes and controls, (ii) investing additional resources to enhance oversight and involvement from our recently created Process, Risk and Controls group, (iii) strengthening our internal policies related to IT general controls (“ITGCs”), (iv) enhancing training and awareness programs addressing ITGCs and policies, including further education of control owners regarding the principles and requirements of each control, and (v) progressing our implementation of an Identity and Access Management (IAM) system, which will provide enhanced control over the provisioning of user access.

As a result of these efforts, we have made significant progress in remediating the design and operating effectiveness of our control environment and successfully addressed ITGCs for several key financial systems, including our legacy ERP platform and supporting tools and utilities.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved with environmental investigation, monitoring and remediation activities at certain sites. In addition, from time to time, we are subject to legal proceedings and claims arising from the current conduct of our business operations, including but not limited to, personal injury, customer contract, employment claims and environmental and tax matters as described described in our Consolidated Financial Statements. We maintain insurance coverage providing indemnification against many of such claims, and we do not expect, although there can be no assurance, that we will sustain any material loss as a result thereof. Refer to Note 10, “Commitments and Contingencies,” to the Consolidated Financial Statements, as well as Part II, Item 1A. “Risk Factors” below and in our Annual Report on Form 10-K for the year ended August 30, 2025, for further discussion.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended August 30, 2025, which could materially affect our business, financial condition, and future results. The risks described in our Annual Report on Form 10-K for the year ended August 30, 2025 are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and operating results. Except to the extent previously updated or to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors (including, without limitation, the matters discussed in Part I, Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations”), there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended August 30, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about repurchases of our equity securities during the thirteen weeks ended November 29, 2025:

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (1)
August 31, 2025 - September 27, 2025	51,000	$172.47	51,000	$31,773,252
September 28, 2025 - October 25, 2025	66,100	$164.75	66,100	$20,882,045
October 26, 2025 - November 29, 2025	77,000	$155.64	77,000	$8,896,493
Total	194,100		194,100
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

101

The following financial information from UniFirst Corporation Quarterly Report on Form 10-Q for the quarter ended November 29, 2025 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101) (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UniFirst Corporation

January 7, 2026	By:	/s/ Steven S. Sintros
Steven S. Sintros
President and Chief Executive Officer

January 7, 2026	By:	/s/ Shane O’Connor
Shane O’Connor
Executive Vice President and Chief Financial Officer