Form 10-Q
period 2026-02-28
UNIFIRST CORP
filed 2026-04-07
CIK 717954

9 u

United States

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2026

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

The number of outstanding shares of UniFirst Corporation Common Stock and Class B Common Stock as of April 2, 2026 were 14,531,693 and 3,551,265, respectively.

UniFirst Corporation

Quarterly Report on Form 10-Q

For the Thirteen and Twenty-Six Weeks Ended February 28, 2026

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Statements of Income

UniFirst Corporation and Subsidiaries

(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(In thousands, except per share data)	February 28, 2026	March 1, 2025	February 28, 2026	March 1, 2025
Revenues	$622,505	$602,219	$1,243,823	$1,207,127

Operating expenses:
Cost of revenues (1)	403,686	394,145	796,715	775,199
Selling and administrative expenses (1)	157,413	141,914	305,219	275,429
Depreciation and amortization	35,392	34,946	70,567	69,754
Total operating expenses	596,491	571,005	1,172,501	1,120,382
Operating income	26,014	31,214	71,322	86,745

Other (income) expense:
Interest income, net	(1,576)	(2,213)	(3,505)	(4,908)
Other expense, net	250	794	509	1,084
Total other income, net	(1,326)	(1,419)	(2,996)	(3,824)
Income before income taxes	27,340	32,633	74,318	90,569
Provision for income taxes	6,856	8,174	19,471	23,005
Net income	$20,484	$24,459	$54,847	$67,564

Income per share – Basic:
Common Stock	$1.18	$1.37	$3.15	$3.78
Class B Common Stock	$0.94	$1.10	$2.52	$3.02

Income per share – Diluted:
Common Stock	$1.13	$1.31	$3.02	$3.62

Income allocated to – Basic:
Common Stock	$17,133	$20,559	$45,887	$56,778
Class B Common Stock	$3,351	$3,900	$8,960	$10,786

Income allocated to – Diluted:
Common Stock	$20,484	$24,459	$54,847	$67,564

Weighted average shares outstanding – Basic:
Common Stock	14,523	15,009	14,557	15,011
Class B Common Stock	3,551	3,558	3,551	3,566

Weighted average shares outstanding – Diluted:
Common Stock	18,143	18,649	18,159	18,653
(1)
Exclusive of depreciation of the Company’s property, plant and equipment and amortization of its intangible assets.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income

UniFirst Corporation and Subsidiaries

(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(In thousands)	February 28, 2026	March 1, 2025	February 28, 2026	March 1, 2025
Net income	$20,484	$24,459	$54,847	$67,564
Other comprehensive income (loss):
Foreign currency translation adjustments	3,881	(4,438)	1,776	(9,374)
Change in fair value of derivatives, net of income taxes	(29)	25	(31)	66
Other comprehensive income (loss)	3,852	(4,413)	1,745	(9,308)
Comprehensive income	$24,336	$20,046	$56,592	$58,256

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Balance Sheets

UniFirst Corporation and Subsidiaries

(Unaudited)

(In thousands, except share and par value data)	February 28, 2026	August 30, 2025
Assets
Current assets:
Cash and cash equivalents	$151,794	$203,501
Short-term investments	5,664	5,672
Receivables, less reserves of $7,280 and $6,802	291,580	285,297
Inventories	147,477	145,197
Rental merchandise in service	236,251	227,720
Prepaid taxes	7,185	7,708
Prepaid expenses and other current assets	63,135	49,508
Total current assets	903,086	924,603
Property, plant and equipment, net	848,054	829,622
Goodwill	669,996	657,748
Customer contracts, net	69,991	74,784
Other intangible assets, net	25,799	31,045
Deferred income taxes	991	977
Operating lease right-of-use assets, net	77,804	70,110
Other assets	204,677	189,266
Total assets	$2,800,398	$2,778,155
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$92,089	$94,980
Accrued liabilities	178,065	176,903
Accrued taxes	30	674
Operating lease liabilities, current	20,225	17,846
Total current liabilities	290,409	290,403
Accrued liabilities	129,862	128,554
Accrued and deferred income taxes	137,166	135,648
Operating lease liabilities	59,669	54,593
Total liabilities	617,106	609,198
Commitments and contingencies (Note 9)
Shareholders’ equity:
Preferred Stock, $1.00 par value; 2,000,000 shares authorized; no shares issued and outstanding	—	—
Common Stock, $0.10 par value; 30,000,000 shares authorized; 14,528,409 and 14,679,646 shares issued and outstanding as of February 28, 2026 and August 30, 2025, respectively	1,453	1,468
Class B Common Stock, $0.10 par value; 20,000,000 shares authorized; 3,551,265 and 3,551,265 shares issued and outstanding as of February 28, 2026 and August 30, 2025, respectively	355	355
Capital surplus	109,755	109,107
Retained earnings	2,091,769	2,079,812
Accumulated other comprehensive loss	(20,040)	(21,785)
Total shareholders’ equity	2,183,292	2,168,957
Total liabilities and shareholders’ equity	$2,800,398	$2,778,155

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statements of Shareholders’ Equity

UniFirst Corporation and Subsidiaries

(Unaudited)

(In thousands)	Common Shares	Class B Common Shares	Common Stock	Class B Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance, as of August 31, 2024	15,000	3,590	$1,500	$359	$104,791	$2,025,505	$(23,644)	$2,108,511
Net income	—	—	—	—	—	43,105	—	43,105
Change in fair value of derivatives (1)	—	—	—	—	—	—	41	41
Foreign currency translation	—	—	—	—	—	—	(4,936)	(4,936)
Dividends declared Common Stock ($0.350 per share)	—	—	—	—	—	(5,260)	—	(5,260)
Dividends declared Class B Common Stock ($0.280 per share)	—	—	—	—	—	(996)	—	(996)
Repurchase of Common Stock	(34)	—	(3)	—	(235)	(6,135)	—	(6,373)
Share-based compensation, net (2)	—	—	—	—	(448)	—	—	(448)
Share-based awards exercised, net (1)	33	—	3	—	—	—	—	3
Shares converted	32	(32)	3	(3)	—	—	—	—
Balance, as of November 30, 2024	15,031	3,558	$1,503	$356	$104,108	$2,056,219	$(28,539)	$2,133,647
Net income	—	—	—	—	—	24,459	—	24,459
Change in fair value of derivatives (1)	—	—	—	—	—	—	25	25
Foreign currency translation	—	—	—	—	—	—	(4,438)	(4,438)
Dividends declared Common Stock ($0.35 per share)	—	—	—	—	—	(5,251)	—	(5,251)
Dividends declared Class B Common Stock ($0.28 per share)	—	—	—	—	—	(996)	—	(996)
Repurchase of Common Stock	(33)	—	(3)	—	(231)	(5,921)	—	(6,155)
Share-based compensation, net (2)	—	—	—	—	2,264	—	—	2,264
Share-based awards exercised, net (1)	8	—	1	—	—	—	—	1
Balance, as of March 1, 2025	15,006	3,558	$1,501	$356	$106,141	$2,068,510	$(32,952)	$2,143,556

(In thousands)	Common Shares	Class B Common Shares	Common Stock	Class B Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance, as of August 30, 2025	14,679	3,551	$1,468	$355	$109,107	$2,079,812	$(21,785)	$2,168,957
Net income	—	—	—	—	—	34,363	—	34,363
Change in fair value of derivatives (1)	—	—	—	—	—	—	(2)	(2)
Foreign currency translation	—	—	—	—	—	—	(2,105)	(2,105)
Dividends declared Common Stock ($0.365 per share)	—	—	—	—	—	(5,300)	—	(5,300)
Dividends declared Class B Common Stock ($0.292 per share)	—	—	—	—	—	(1,038)	—	(1,038)
Repurchase of Common Stock	(194)	—	(19)	—	(1,443)	(30,212)	—	(31,674)
Share-based compensation, net (2)	—	—	—	—	(606)	—	—	(606)
Share-based awards exercised, net (1)	34	—	3	—	—	—	—	3
Balance, as of November 29, 2025	14,519	3,551	$1,452	$355	$107,058	$2,077,625	$(23,892)	$2,162,598
Net income	—	—	—	—	—	20,484	—	20,484
Change in fair value of derivatives (1)	—	—	—	—	—	—	(29)	(29)
Foreign currency translation	—	—	—	—	—	—	3,881	3,881
Dividends declared Common Stock ($0.365 per share)	—	—	—	—	—	(5,303)	—	(5,303)
Dividends declared Class B Common Stock ($0.292 per share)	—	—	—	—	—	(1,037)	—	(1,037)
Share-based compensation, net (2)	—	—	—	—	2,697	—	—	2,697
Share-based awards exercised, net (1)	9	—	1	—	—	—	—	1
Balance, as of February 28, 2026	14,528	3,551	$1,453	$355	$109,755	$2,091,769	$(20,040)	$2,183,292

(1)
These amounts are shown net of the effect of income taxes.
(2)
These amounts are shown net of any shares withheld by the Company to satisfy certain tax withholding obligations in connection with the vesting of certain restricted stock units.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statements of Cash Flows

UniFirst Corporation and Subsidiaries

(Unaudited)

Twenty-Six Weeks Ended (in thousands)	February 28, 2026	March 1, 2025
Cash flows from operating activities:
Net income	$54,847	$67,564
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization (1)	70,567	69,754
Share-based compensation	6,261	6,034
Accretion on environmental contingencies	702	640
Accretion on asset retirement obligations	536	314
Deferred income taxes	433	2,159
Loss on sale of property and equipment	163	55
Other	83	224
Changes in assets and liabilities, net of acquisitions:
Receivables, less reserves	(5,915)	(4,878)
Inventories	(1,551)	(2,242)
Rental merchandise in service	(8,360)	10,233
Prepaid expenses and other current assets and Other assets	(16,347)	(13,429)
Accounts payable	(1,074)	(3,729)
Accrued liabilities	(12,756)	(8,867)
Prepaid and accrued income taxes	886	4,472
Net cash provided by operating activities	88,475	128,304

Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(14,627)	(5,374)
Capital expenditures, including capitalization of software costs	(77,284)	(66,086)
Purchases of investments	(5,664)	(14,734)
Maturities of investments	5,664	18,747
Proceeds from sale of assets	362	222
Net cash used in investing activities	(91,549)	(67,225)

Cash flows from financing activities:
Proceeds from exercise of share-based awards	4	4
Taxes withheld and paid related to net share settlement of equity awards	(4,170)	(4,218)
Repurchase of Common Stock	(32,736)	(12,528)
Payment of cash dividends	(12,470)	(12,153)
Net cash used in financing activities	(49,372)	(28,895)

Effect of exchange rate changes	739	(1,581)

Net (decrease) increase in cash and cash equivalents	(51,707)	30,603
Cash and cash equivalents at beginning of period	203,501	161,571
Cash and cash equivalents at end of period	$151,794	$192,174

Supplemental disclosure of cash flow information:
Non-cash capital expenditures	$12,456	$12,341

(1)
Depreciation and amortization for the twenty-six weeks ended February 28, 2026 and March 1, 2025 included approximately $8.1 million and $8.4 million, respectively, of non-cash amortization expense recognized for acquisition-related intangible assets.

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

It is suggested that these Consolidated Financial Statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 30, 2025. There have been no material changes in the accounting policies followed by the Company during the current fiscal year. Results for an interim period are not indicative of results for any future interim periods or for an entire fiscal year.

Merger Agreement

On March 10, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Cintas Corporation (“Parent” or “Cintas”), Bruin Merger Sub I, Inc., a wholly owned subsidiary of Cintas (“Merger Sub Inc.”), and Bruin Merger Sub II, LLC, a wholly owned subsidiary of Cintas (“Merger Sub LLC”).

Subject to the terms and conditions of the Merger Agreement, Merger Sub Inc. will be merged with and into the Company (the “First Merger”), whereupon the separate existence of Merger Sub Inc. will cease, and the Company will continue as the surviving corporation of the First Merger and a wholly owned subsidiary of Parent and immediately after the First Merger, the Company will be merged with and into Merger Sub LLC (the “Second Merger,” and, together with the First Merger, the “Mergers”), whereupon the separate existence of the Company will cease, and Merger Sub LLC will continue as the surviving entity of the Second Merger and a wholly owned subsidiary of Parent.

At the effective time of the First Merger, each share of (i) common stock, par value $0.10 per share, and (ii) Class B common stock, par value $0.10 per share, of the Company (clauses (i) and (ii), “Common Stock”) issued and outstanding immediately prior to the effective time of the First Merger (other than shares of the Company’s Common Stock held in the Company’s treasury or held directly by a subsidiary of the Company, Cintas, Merger Sub Inc. or Merger Sub LLC) will convert into the right to receive: $155.00 in cash and 0.7720 shares of fully paid and nonassessable Cintas common stock. No fractional shares of Cintas common stock will be issued in the Mergers, and holders of the Company’s Common Stock will receive cash in lieu of any fractional shares of Cintas common stock.

The Merger Agreement contains customary representations, warranties and covenants. The completion of the Mergers is subject to the satisfaction or waiver of certain customary conditions and includes specified termination rights if the consummation of the Mergers does not occur on or before January 10, 2027, subject to an automatic extension for up to two periods of four months under certain circumstances. The Merger Agreement provides for the payment by the Company to Cintas of a termination fee of $213.3 million if the Merger Agreement is terminated in specified circumstances, and for payment by Cintas to the Company of a termination fee of $350.0 million if the Merger Agreement is terminated in specified circumstances.

For more information, refer to the Company’s Current Report on Form 8-K filed with the SEC on March 11, 2026.

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

2. Revenue Recognition

The following table presents the Company’s revenues for the thirteen and twenty-six weeks ended February 28, 2026 and March 1, 2025, respectively, disaggregated by segment:

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
	February 28, 2026		March 1, 2025		February 28, 2026		March 1, 2025
(In thousands, except percentages)	Revenues	% of Revenues	Revenues	% of Revenues	Revenues	% of Revenues	Revenues	% of Revenues
Uniform & Facility Service Solutions	$568,808	91.4%	$551,407	91.5%	$1,134,700	91.2%	$1,104,159	91.5%
First Aid & Safety Solutions	30,793	4.9%	27,454	4.6%	61,037	4.9%	53,676	4.4%
Other	22,904	3.7%	23,358	3.9%	48,086	3.9%	49,292	4.1%
Total revenues	$622,505	100.0%	$602,219	100.0%	$1,243,823	100.0%	$1,207,127	100.0%

See Note 13, “Segment Reporting” for additional details of segment definitions.

The following table presents the change in the allowance for credit losses, which is included in Receivables, net of reserves on the Consolidated Balance Sheets for the twenty-six weeks ended February 28, 2026 (in thousands):

Balance as of August 30, 2025	$6,802
Current period provision	3,851
Write-offs and other	(3,373)
Balance as of February 28, 2026	$7,280

Costs to Obtain a Contract

The following table presents deferred commissions on the Company’s Consolidated Balance Sheets as of February 28, 2026 and August 30, 2025:

(in thousands)	February 28, 2026	August 30, 2025
Prepaid expenses and other current assets	$20,722	$19,795
Other assets	88,180	84,884

The following table presents the Company’s amortization expense related to deferred commissions on the Consolidated Statements of Income for the thirteen and twenty-six weeks ended February 28, 2026 and March 1, 2025, respectively:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(in thousands)	February 28, 2026	March 1, 2025	February 28, 2026	March 1, 2025
Selling and administrative expenses	$5,301	$4,855	$10,480	$9,628

3. Acquisitions

During the twenty-six weeks ended February 28, 2026, the Company completed five First Aid & Safety Solutions segment acquisitions and one Other segment acquisition with an aggregate purchase price of approximately $15.1 million and $0.9 million, respectively.

Cash paid for the Other segment acquisition was $0.9 million. The acquisition included cash and cash equivalents of approximately $0.2 million.

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

The following table presents aggregate information relating to the acquisition of businesses during the twenty-six weeks ended February 28, 2026 (in thousands):

Twenty-Six Weeks Ended	February 28, 2026
Cash and cash equivalents	$282
Tangible assets acquired	1,474
Goodwill	12,160
Customer contracts	2,143
Other intangibles assets	236
Liabilities assumed	(303)
Total consideration paid for acquisition of businesses	15,992
Contingent holdbacks	(1,671)
Acquisition of businesses, net of contingent holdbacks	$14,321

4. Employee Benefit Plans

Defined Contribution Retirement Savings Plan

The Company has a defined contribution retirement savings plan with a 401(k) feature for all eligible U.S. and Canadian employees not under collective bargaining agreements. The Company matches a portion of the employee’s contribution and may make an additional contribution at its discretion. Contributions charged to expense under the plan for the thirteen weeks ended February 28, 2026 and March 1, 2025 were $4.0 million and $3.7 million, respectively. Contributions charged to expense under the plan for the twenty-six weeks ended February 28, 2026 and March 1, 2025 were $8.3 million and $7.8 million, respectively.

Pension Plan and Supplemental Executive Retirement Plan

The Company accounts for its pension plan and Supplemental Executive Retirement Plan on an accrual basis over certain employees’ estimated service periods.

The Company maintains an unfunded Supplemental Executive Retirement Plan for certain eligible employees of the Company and one frozen non-contributory defined benefit pension plan. The amounts charged to expense related to these plans for the thirteen weeks ended February 28, 2026 and March 1, 2025 were $0.4 million and $0.4 million, respectively. The amounts charged to expense related to these plans for the twenty-six weeks ended February 28, 2026 and March 1, 2025 were $0.7 million and $0.9 million, respectively.

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

The amounts for employee or employer contributions charged to expense related to the NQDC Plan for the thirteen and twenty-six weeks ended February 28, 2026 were $0.3 million and $0.6 million, respectively. The amounts for employee or employer contributions charged to expense related to the NQDC plan for the thirteen and twenty-six weeks ended March 1, 2025 were $0.2 million and $0.5 million, respectively.

The Company, at its discretion, may also elect to transfer funds to a trust account with the intention to fund the future liability. Total NQDC Plan assets were $5.6 million and $4.7 million as of February 28, 2026 and August 30, 2025, respectively, and are included within other long-term assets in the accompanying Consolidated Balance Sheets. Total NQDC Plan liabilities were $3.3 million and $2.8 million as of February 28, 2026 and August 30, 2025, respectively, and are included within current accrued liabilities in the accompanying Consolidated Balance Sheets.

Earnings and losses on contributions, based on investment elections, are recorded as a component of compensation expense in the period earned and are included within other (income) expense, net. For the thirteen and twenty-six weeks ended February 28, 2026, other (income) expense, net was $(0.1) million and $(0.3) million, respectively. For the thirteen and twenty-six weeks ended March 1, 2025, other (income) expense, net was nominal and $(0.1) million, respectively.

5. Income Per Share

The Company calculates income per share by allocating income to its unvested participating securities as part of its income per share calculations. The following table sets forth the computation of basic income per share using the two-class method for amounts attributable to the Company’s shares of Common Stock and Class B Common Stock (in thousands, except per share data):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	February 28, 2026	March 1, 2025	February 28, 2026	March 1, 2025
Net income available to shareholders	$20,484	$24,459	$54,847	$67,564
Allocation of net income for Basic:
Common Stock	$17,133	$20,559	$45,887	$56,778
Class B Common Stock	3,351	3,900	8,960	10,786
	$20,484	$24,459	$54,847	$67,564
Weighted average number of shares for Basic:
Common Stock	14,523	15,009	14,557	15,011
Class B Common Stock	3,551	3,558	3,551	3,566
	18,074	18,567	18,108	18,577
Income per share for Basic:
Common Stock	$1.18	$1.37	$3.15	$3.78
Class B Common Stock	$0.94	$1.10	$2.52	$3.02

The Company is required to calculate diluted income per share for Common Stock using the more dilutive of the following two methods:

•
The treasury stock method; or
•
The two-class method assuming a participating security is not exercised or converted.

For the thirteen and twenty-six weeks ended February 28, 2026 and March 1, 2025, the Company’s diluted income per share assumes the conversion of all vested Class B Common Stock into Common Stock and uses the two-class method for its unvested participating shares. The following tables set forth the computation of diluted income per share of Common Stock for the thirteen and twenty-six weeks ended February 28, 2026 and March 1, 2025 (in thousands, except per share data):

	Thirteen Weeks Ended February 28, 2026			Twenty-Six Weeks Ended February 28, 2026
	Earnings to Common Shareholders	Common Shares	Income Per Share	Earnings to Common Shareholders	Common Shares	Income Per Share
As reported - Basic	$17,133	14,523	$1.18	$45,887	14,557	$3.15
Add: effect of dilutive potential common shares
Share-Based Awards	—	69		—	51
Class B Common Stock	3,351	3,551		8,960	3,551
As reported – Diluted	$20,484	18,143	$1.13	$54,847	18,159	$3.02

	Thirteen Weeks Ended March 1, 2025			Twenty-Six Weeks Ended March 1, 2025
	Earnings to Common Shareholders	Common Shares	Income Per Share	Earnings to Common Shareholders	Common Shares	Income Per Share
As reported - Basic	$20,559	15,009	$1.37	$56,778	15,011	$3.78
Add: effect of dilutive potential common shares
Share-Based Awards	—	82		—	76
Class B Common Stock	3,900	3,558		10,786	3,566
As reported – Diluted	$24,459	18,649	$1.31	$67,564	18,653	$3.62

Anti-dilutive stock-based awards excluded from the calculations of diluted income per share were immaterial during the periods presented.

6. Inventories

The components of inventory as of February 28, 2026 and August 30, 2025 were as follows (in thousands):

	February 28, 2026	August 30, 2025
Raw materials	$19,618	$22,107
Work in process	3,134	3,030
Finished goods	124,725	120,060
Total inventories	$147,477	$145,197

7. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the twenty-six weeks ended February 28, 2026 were as follows (in thousands):

Balance as of August 30, 2025	$657,748
Goodwill recorded during the period	12,160
Other	88
Balance as of February 28, 2026	$669,996

Intangible assets, net in the Company’s Consolidated Balance Sheets were as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
February 28, 2026
Customer contracts	$320,285	$250,294	$69,991
Software	79,962	54,951	25,011
Other intangible assets	40,310	39,522	788
	$440,557	$344,767	$95,790

August 30, 2025
Customer contracts	$318,148	$243,364	$74,784
Software	81,659	52,355	29,304
Other intangible assets	40,003	38,262	1,741
	$439,810	$333,981	$105,829

8. Asset Retirement Obligations

A reconciliation of the Company’s asset retirement liability for the twenty-six weeks ended February 28, 2026 is as follows (in thousands):

Balance as of August 30, 2025	$18,524
Accretion expense	536
Effect of exchange rate changes	52
Balance as of February 28, 2026	$19,112

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

There is usually a range of reasonable estimates of the costs associated with each site. In accordance with U.S. GAAP, the Company’s accruals reflect the amount within the range that it believes is the best estimate or the low end of a range of estimates if no point within the range is a better estimate. Where it believes that both the amount of a particular liability and the timing of the payments are reliably determinable, the Company adjusts the cost in current dollars using a rate of 3% for inflation until the time of expected payment and discounts the cost to present value using current risk-free interest rates. As of February 28, 2026, the risk-free interest rates utilized by the Company ranged from 4.57% to 4.64%.

For environmental liabilities that have been discounted, the Company includes interest accretion, based on the effective interest method, in selling and administrative expenses on the accompanying Consolidated Statements of Income.

The changes to the Company’s environmental liabilities for the twenty-six weeks ended February 28, 2026 were as follows (in thousands):

Balance as of August 30, 2025	$30,652
Costs incurred for which reserves have been provided	(746)
Insurance proceeds	(195)
Interest accretion	702
Changes in discount rates	530
Revisions in estimates	9
Balance as of February 28, 2026	$30,952

Anticipated payments and insurance proceeds of currently identified environmental remediation liabilities as of February 28, 2026, for the next five fiscal years and thereafter, as measured in current dollars, are reflected below (in thousands):

	2026	2027	2028	2029	2030	Thereafter	Total
Estimated costs – current dollars	$15,493	$2,067	$1,344	$1,150	$915	$14,654	$35,623
Estimated insurance proceeds	(181)	(150)	(150)	(150)	(150)	—	(781)
Net anticipated costs	$15,312	$1,917	$1,194	$1,000	$765	$14,654	$34,842
Effect of inflation							10,041
Effect of discounting							(13,931)
Balance as of February 28, 2026							$30,952

Estimated insurance proceeds are primarily obtained from an annuity received as part of a legal settlement with an insurance company. Annual proceeds of approximately $0.3 million are deposited into an escrow account which funds remediation and monitoring costs for two sites related to former operations. Annual proceeds received but not expended in the current year accumulate in this account and may be used in future years for costs related to this site through the year 2027. As of February 28, 2026, the balance in this escrow account, which is held in a trust and is not recorded in the Company’s accompanying Consolidated Balance Sheets, was approximately $5.8 million. Also included in estimated insurance proceeds are amounts the Company is entitled to receive pursuant to legal settlements as reimbursements from three insurance companies for estimated costs at one of its sites.

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

Effective tax rate

The Company’s effective tax rate for the thirteen weeks ended February 28, 2026 was 25.1% as compared to 25.0% for the corresponding period in the prior year. The increase in the effective tax rate for the thirteen weeks ended February 28, 2026 was due primarily to the timing and amount of excess tax benefits and deficiencies associated with employee share-based payments. The Company’s effective tax rate for the twenty-six weeks ended February 28, 2026 was 26.2% as compared to 25.4% for the corresponding period in the prior year. The increase in the effective tax rate for the twenty-six weeks ended February 28, 2026 was due primarily to the timing and amount of excess tax benefits and deficiencies associated with employee share-based payments.

Uncertain tax positions

The Company recognizes interest and penalties related to uncertain tax positions as a component of income tax expense, consistent with prior periods. During the twenty-six weeks ended February 28, 2026, unrecognized tax positions increased by $1.0 million due to changes in existing reserves.

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

11. Long-Term Debt

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

Availability of credit requires compliance with certain financial and other covenants, including a maximum consolidated funded debt ratio and minimum consolidated interest coverage ratio as defined in the Credit Agreement. The Company evaluates its compliance with these financial covenants on a fiscal quarterly basis. As of February 28, 2026, the interest rates applicable to the Company’s borrowings under the Credit Agreement would be calculated as SOFR plus 1.00% at the time of the respective borrowing.

As of February 28, 2026, the Company had no outstanding borrowings and had outstanding letters of credit amounting to $102.0 million, leaving $198.0 million available for borrowing under the Credit Agreement.

As of February 28, 2026, the Company was in compliance with all covenants under the Credit Agreement.

12. Accumulated Other Comprehensive Loss

The changes in each component of accumulated other comprehensive loss, net of tax, for the thirteen and twenty-six weeks ended February 28, 2026 and March 1, 2025 were as follows (in thousands):

	Thirteen Weeks Ended February 28, 2026
	Foreign Currency Translation	Pension- related (1)	Derivative Financial Instruments (1)	Total Accumulated Other Comprehensive Loss
Balance as of November 29, 2025	$(28,061)	$4,111	$58	$(23,892)
Other comprehensive income (loss) before reclassification	3,881	—	(8)	3,873
Amounts reclassified from accumulated other comprehensive loss	—	—	(21)	(21)
Net current period other comprehensive income (loss)	3,881	—	(29)	3,852
Balance as of February 28, 2026	$(24,180)	$4,111	$29	$(20,040)

	Twenty-Six Weeks Ended February 28, 2026
	Foreign Currency Translation	Pension- related (1)	Derivative Financial Instruments (1)	Total Accumulated Other Comprehensive Loss
Balance as of August 30, 2025	$(25,956)	$4,111	$60	$(21,785)
Other comprehensive income before reclassification	1,776	—	19	1,795
Amounts reclassified from accumulated other comprehensive loss	—	—	(50)	(50)
Net current period other comprehensive income (loss)	1,776	—	(31)	1,745
Balance as of February 28, 2026	$(24,180)	$4,111	$29	$(20,040)

	Thirteen Weeks Ended March 1, 2025
	Foreign Currency Translation	Pension- related (1)	Derivative Financial Instruments (1)	Total Accumulated Other Comprehensive Loss
Balance as of November 30, 2024	$(30,902)	$2,234	$129	$(28,539)
Other comprehensive (loss) income before reclassification	(4,438)	—	66	(4,372)
Amounts reclassified from accumulated other comprehensive loss	—	—	(41)	(41)
Net current period other comprehensive (loss) income	(4,438)	—	25	(4,413)
Balance as of March 1, 2025	$(35,340)	$2,234	$154	$(32,952)

	Twenty-Six Weeks Ended March 1, 2025
	Foreign Currency Translation	Pension- related (1)	Derivative Financial Instruments (1)	Total Accumulated Other Comprehensive Loss
Balance as of August 31, 2024	$(25,966)	$2,234	$88	$(23,644)
Other comprehensive (loss) income before reclassification	(9,374)	—	138	(9,236)
Amounts reclassified from accumulated other comprehensive loss	—	—	(72)	(72)
Net current period other comprehensive (loss) income	(9,374)	—	66	(9,308)
Balance as of March 1, 2025	$(35,340)	$2,234	$154	$(32,952)
(1)
Amounts are shown net of tax

Amounts reclassified from accumulated other comprehensive loss, net of tax, for the thirteen and twenty-six weeks ended February 28, 2026 and March 1, 2025 were as follows (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	February 28, 2026	March 1, 2025	February 28, 2026	March 1, 2025
Derivative financial instruments, net:
Forward contracts (a)	$(21)	$(41)	$(50)	$(72)
Total, net of tax	(21)	(41)	(50)	(72)

Total amounts reclassified, net of tax	$(21)	$(41)	$(50)	$(72)

(a)
Amounts included in revenues in the accompanying Consolidated Statements of Income.

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

The Company’s chief operating decision maker (the “CODM”) is the Chief Executive Officer. The modifications to the Company’s reporting segments reflect how the CODM assesses performance and allocates resources. The CODM uses segment revenues and segment U.S. GAAP operating income to assess performance and allocate resources. The CODM uses this information, which includes a comparison of segment results to historical periods and budget, to guide decisions on how to allocate resources, to evaluate operating performance, generate future operating plans and make strategic decisions regarding the allocation of capital.

The Company has recast prior certain period segment results to conform with the current presentation. For this recast, refer to the Company’s Form 8-K filed on October 17, 2025. Asset information is not utilized by the CODM for purposes of assessing performance or allocating resources, and therefore such information has not been presented.

The following table includes the Company’s financial results by reportable segment, including segment revenues, significant segment expenses (which includes cost of revenues, selling and administrative expenses, and depreciation and amortization), and segment operating income for the thirteen and twenty-six weeks ended February 28, 2026 and March 1, 2025 (in thousands):

For the thirteen weeks ended February 28, 2026	Uniform & Facility Service Solutions	First Aid & Safety Solutions	Other	Total
Revenues	$568,808	$30,793	$22,904	$622,505
Cost of revenues	368,418	19,701	15,567	403,686
Selling and administrative expenses	142,328	10,811	4,274	157,413
Depreciation and amortization	33,187	1,387	818	35,392
Operating Income	$24,875	$(1,106)	$2,245	$26,014

For the thirteen weeks ended March 1, 2025	Uniform & Facility Service Solutions	First Aid & Safety Solutions	Other	Total
Revenues	$551,407	$27,454	$23,358	$602,219
Cost of revenues	358,434	18,422	17,289	394,145
Selling and administrative expenses	129,567	8,571	3,776	141,914
Depreciation and amortization	33,234	947	765	34,946
Operating Income	$30,172	$(486)	$1,528	$31,214

For the twenty-six weeks ended February 28, 2026	Uniform & Facility Service Solutions	First Aid & Safety Solutions	Other	Total
Revenues	$1,134,700	$61,037	$48,086	$1,243,823
Cost of revenues	725,877	39,014	31,824	796,715
Selling and administrative expenses	275,714	20,973	8,532	305,219
Depreciation and amortization	66,397	2,558	1,612	70,567
Operating Income	$66,712	$(1,508)	$6,118	$71,322

For the twenty-six weeks ended March 1, 2025	Uniform & Facility Service Solutions	First Aid & Safety Solutions	Other	Total
Revenues	$1,104,159	$53,676	$49,292	$1,207,127
Cost of revenues	707,741	35,286	32,172	775,199
Selling and administrative expenses	251,382	16,703	7,344	275,429
Depreciation and amortization	66,344	1,832	1,578	69,754
Operating Income	$78,692	$(145)	$8,198	$86,745

The following table sets forth a reconciliation of total segment operating income to consolidated net income for the thirteen and twenty-six weeks ended February 28, 2026 and March 1, 2025 (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	February 28, 2026	March 1, 2025	February 28, 2026	March 1, 2025
Total segment operating income	$26,014	$31,214	$71,322	$86,745
Interest expense, net	(1,576)	(2,213)	(3,505)	(4,908)
Other expense, net	250	794	509	1,084
Income before income taxes	27,340	32,633	74,318	90,569
Provision for income taxes	6,856	8,174	19,471	23,005
Net income	$20,484	$24,459	$54,847	$67,564

14. Shares Repurchased and Dividends

The Company has two classes of common stock: Common Stock and Class B Common Stock. Each share of Common Stock is entitled to one vote, is freely transferable, and is entitled to a cash dividend equal to 125% of any cash dividend paid on each share of Class B Common Stock. Each share of Class B Common Stock is entitled to ten votes and can be converted to Common Stock on a share-for-share basis. However, until converted to Common Stock, shares of Class B Common Stock are not freely transferable. During the first quarter of fiscal 2025, 31,860 shares of Class B Common Stock were converted to Common Stock No such conversions occurred during the twenty-six weeks ended February 28, 2026.

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

No shares were repurchased during the thirteen weeks ended February 28, 2026. During the twenty-six weeks ended February 28, 2026 the Company repurchased 194,100 shares at an average price of $163.18 under the share repurchase program. During the thirteen and twenty-six weeks ended March 1, 2025, the Company repurchased 33,000 and 66,605 shares, respectively, for an average price of $186.51 and $188.09, respectively, under the share repurchase program.

15. Related Party

During the thirteen and twenty-six weeks ended February 28, 2026, the Company recognized $0.4 million and $0.8 million of revenue with a company for which a member of the Company’s Board of Directors served as senior officer throughout such periods.

During the thirteen and twenty-six weeks ended March 1, 2025, the Company recognized $0.4 million and $0.8 million of revenue, respectively, with a company for which a member of the Company’s Board of Directors served as a senior officer throughout such periods.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and any documents incorporated by reference may contain forward-looking statements within the meaning of the federal securities laws that reflect the Company's current views with respect to future events and financial performance, including statements regarding the transaction between UniFirst Corporation (“we”, “our”, the “Company”, or “UniFirst”) and Cintas Corporation (“Parent” or “Cintas”) (the “Transaction”). Forward-looking statements contained in this Quarterly Report on Form 10-Q and any documents incorporated by reference are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. Forward-looking statements may be identified by words such as “estimates,” “anticipates,” “projects,” “plans,” “expects,” “intends,” “believes,” “seeks,” “could,” “should,” “may,” “will,” “strategy,” “objective,” “assume,” “strive,” “design,” “assumption,” “vision” “drive,” or the negative versions thereof, and similar expressions and by the context in which they are used. Such forward-looking statements are based upon our current expectations and speak only as of the date made. Such statements are highly dependent upon a variety of risks, uncertainties and other important factors that could cause actual results to differ materially from those reflected in such forward-looking statements.

The following Transaction-related factors, among others, could cause actual results to differ materially from those expressed in or implied by forward-looking statements: the occurrence of any event, change, or other circumstance that could give rise to the right of one or both of the parties to terminate the definitive merger agreement between Cintas and UniFirst; the outcome of any legal proceedings that may be instituted against Cintas or UniFirst; the possibility that the Transaction does not close when expected or at all because required regulatory, shareholder, or other approvals and other conditions to closing are not received or satisfied on a timely basis or at all (and the risk that seeking or obtaining such approvals may result in the imposition of conditions that could adversely affect the combined company or the expected benefits of the Transaction); the risk that the benefits from the Transaction may not be fully realized or may take longer to realize than expected, including as a result of changes in, or problems arising from, general economic and market conditions, interest and exchange rates, monetary policy, trade policy (including tariff levels), laws and regulations and their enforcement, and the degree of competition in the geographic and business areas in which Cintas and UniFirst operate; any failure to promptly and effectively integrate the businesses of Cintas and UniFirst; the possibility that the Transaction may be more expensive to complete than anticipated, including as a result of unexpected factors or events; reputational risk and potential adverse reactions of Cintas’ or UniFirst’s customers, employees or other business partners, including those resulting from the announcement, pendency or completion of the Transaction; the dilution caused by Cintas’ issuance of additional shares of its capital stock in connection with the Transaction; changes in the trading price of Cintas’ or UniFirst’s capital stock; and the diversion of management’s attention and time to the Transaction from ongoing business operations and opportunities.

Additional factors include, but are not limited to, uncertainties caused by an economic recession or other adverse economic conditions, including, without limitation, as a result of elevated inflation or interest rates or extraordinary events or circumstances such as geopolitical conflicts like the conflicts between Russia and Ukraine and the United States and Iran and other disruption in the Middle East, and their impact on our customers’ businesses and workforce levels, disruptions of our business and operations, including limitations on, or closures of, our facilities, or the business and operations of our customers or suppliers in connection with extraordinary events or circumstances, uncertainties regarding our ability to consummate acquisitions and successfully integrate acquired businesses, and the performance of such businesses, uncertainties regarding any existing or newly-discovered expenses and liabilities related to environmental compliance and remediation, any adverse outcome of pending or future contingencies or claims, our ability to compete successfully without any significant degradation in our margin rates, seasonal and quarterly fluctuations in business levels, our ability to preserve positive labor relationships and avoid becoming the target of corporate labor unionization campaigns that could disrupt our business, the effect of currency fluctuations on our results of operations and financial condition, our dependence on third parties to supply us with raw materials, which such supply could be severely disrupted as a result of extraordinary events or circumstances such as the conflicts between Russia and Ukraine and the United States and Iran, any loss of key management or other personnel, increased costs as a result of any changes in federal, state, international or other laws, rules and regulations or governmental interpretation of such laws, rules and regulations, uncertainties regarding, or adverse impacts from continued high price levels of natural gas, electricity, fuel and labor or increases in such costs, the negative effect on our business from sharply depressed oil and natural gas prices, the continuing increase in domestic healthcare costs, increased workers’ compensation claim costs, increased healthcare claim costs, our ability to retain and grow our customer base, demand and prices for our products and services, fluctuations in our nuclear business, political or other instability, supply chain disruption or infection among our employees in Mexico and Nicaragua where our principal garment manufacturing plants are located, our ability to properly and efficiently design, construct, implement and operate a new enterprise resource planning (“ERP”) computer system, interruptions or failures of our information technology systems, including as a result of cyber-attacks, additional professional and internal costs necessary for compliance with any changes in or additional Securities and Exchange Commission (“SEC”), New York Stock Exchange and accounting or other rules, strikes and unemployment levels, our efforts to evaluate and potentially reduce internal costs, the impact of U.S. and foreign trade policies and tariffs or other impositions on imported goods on our business, results of operations and financial condition, our ability to successfully implement our business strategies and processes, including our capital allocation strategies, our ability to successfully remediate the material weakness in internal control over financial reporting disclosed in our Annual Report on Form 10-K for the year ended August 30, 2025 and the other factors described under “Part I, Item 1A. Risk Factors” and elsewhere in our Annual Report on Form 10-K for the year ended August 30, 2025 and in our other filings with the SEC, including, without limitation, under Part II, Item 1A. “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. We undertake no obligation to update any forward-looking statements to reflect events or circumstances arising after the date on which they are made.

Business Overview

UniFirst, a corporation organized under the laws of the Commonwealth of Massachusetts in 1950, together with its subsidiaries, is one of the leading providers of workplace uniforms and protective work wear clothing in North America. We design, manufacture, personalize, rent, clean, deliver, and sell a wide range of uniforms and protective clothing, including shirts, pants, jackets, coveralls, lab coats, smocks, aprons and specialized protective wear, such as flame resistant and high visibility garments. We also rent and sell industrial wiping products, floor mats, facility service products and other non-garment items, and provide restroom and cleaning supplies and first aid cabinet services and other safety supplies as well as provide certain safety training, to a variety of manufacturers, retailers and service companies. We serve businesses of all sizes across multiple industries and sectors. We provide our products and services to over 300,000 customer locations in the U.S., Canada and Europe.

As mentioned and described in Note 13, “Segment Reporting,” beginning with the fourth quarter of fiscal 2025, we reorganized our business into three reportable operating segments based on the information reviewed by our Chief Executive Officer: Uniform & Facility Service Solutions, First Aid & Safety Solutions and Other. Refer to Note 13, “Segment Reporting” to our Consolidated Financial Statements for our disclosure of segment information. We have recast certain prior period segment results to conform with the current presentation.

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

Merger Agreement

On March 10, 2026, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Cintas, Bruin Merger Sub I, Inc., a wholly owned subsidiary of Cintas (“Merger Sub Inc.”), and Bruin Merger Sub II, LLC, a wholly owned subsidiary of Cintas (“Merger Sub LLC”).

Pursuant to the terms and conditions of the Merger Agreement, at the effective time of the merger of the Company with and into Merger Sub Inc., each share of (i) our common stock, par value $0.10 per share, and (ii) our Class B common stock, par value $0.10 per share, (clauses (i) and (ii) “Common Stock”) issued and outstanding immediately prior to the effective time of this merger (other than shares of our Common Stock held in our treasury or held directly by a subsidiary of the Company, Cintas, Merger Sub Inc. or Merger Sub LLC) will convert into the right to receive: $155.00 in cash and 0.7720 shares of fully paid and nonassessable Cintas common stock. No fractional shares of Cintas common stock will be issued in this merger, and holders of our Common Stock will receive cash in lieu of any fractional shares of Cintas common stock.

For more information, refer to our Current Report on Form 8-K filed with the SEC on March 11, 2026 and Note 1, Summary of Significant Accounting Policies.

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

We are also monitoring and evaluating the potential impact of new or increased tariffs on imported goods. If any such tariffs were to increase our cost or difficulty of obtaining raw materials or products from suppliers and we were unable to mitigate the impacts of any such increased costs or difficulties, it could have a material adverse impact on our business and our results of operations. In addition, any such tariffs or other impositions on imported goods could have a negative adverse impact on economic conditions generally and on the businesses of our customers, including decreases in wearer levels at our customers, which could have a material adverse impact on our business and our results of operations.

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

Results of Operations

The following table presents certain selected financial data, including the percentage of revenues represented by each item, for the thirteen and twenty-six weeks ended February 28, 2026 and March 1, 2025.

	Thirteen Weeks Ended					Twenty-Six Weeks Ended
(In thousands, except percentages)	February 28, 2026	% of Revenues	March 1, 2025	% of Revenues	% Change	February 28, 2026	% of Revenues	March 1, 2025	% of Revenues	% Change
Revenues	$622,505	100.0%	$602,219	100.0%	3.4%	$1,243,823	100.0%	$1,207,127	100.0%	3.0%

Operating expenses:
Cost of revenues (1)	403,686	64.8	394,145	65.4	2.4	796,715	64.1	775,199	64.2	2.8
Selling and administrative expenses (1)	157,413	25.3	141,914	23.6	10.9	305,219	24.5	275,429	22.8	10.8
Depreciation and amortization	35,392	5.7	34,946	5.8	1.3	70,567	5.7	69,754	5.8	1.2
Total operating expenses	596,491	95.8	571,005	94.8	4.5	1,172,501	94.3	1,120,382	92.8	4.7
Operating income	26,014	4.2	31,214	5.2	(16.7)	71,322	5.7	86,745	7.2	(17.8)
Other income, net	(1,326)	(0.2)	(1,419)	(0.2)	(6.6)	(2,996)	(0.2)	(3,824)	(0.3)	(21.7)
Income before income taxes	27,340	4.4	32,633	5.4	(16.2)	74,318	6.0	90,569	7.5	(17.9)
Provision for income taxes	6,856	1.1	8,174	1.4	(16.1)	19,471	1.6	23,005	1.9	(15.4)
Net income	$20,484	3.3%	$24,459	4.1%	(16.3)%	$54,847	4.4%	$67,564	5.6%	(18.8)%
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

In fiscal 2022, we initiated a multiyear ERP project that we plan to continue through 2027, with early phases focused on master data management and finance capabilities followed by subsequent phases with a strong focus on supply chain and procurement automation and technology. We believe that this initiative will become the foundation of our systems technology footprint and will integrate and complement the capabilities of our other core systems. We expect the ERP system, and the new supply chain and procurement capabilities that it will provide to enable lower operating costs and contribute to the reduction of customer churn. Such benefits are expected to be delivered through enhanced inventory utilization and vendor management, improved response times to customer orders and more efficient back-end processes. As of February 28, 2026, we capitalized $57.8 million related to our ERP project. We refer to our ERP project as our “Key Initiative”.

Thirteen weeks ended February 28, 2026 compared with thirteen weeks ended March 1, 2025

Revenues

(In thousands, except percentages)	February 28, 2026	March 1, 2025	Dollar Change	Percent Change
Uniform & Facility Service Solutions	$568,808	$551,407	$17,401	3.2%
First Aid & Safety Solutions	30,793	27,454	3,339	12.2%
Other	22,904	23,358	(454)	(1.9)%
Total consolidated revenues	$622,505	$602,219	$20,286	3.4%

The increase in consolidated revenues of 3.4% during the thirteen weeks ended February 28, 2026 compared to the prior year comparable period was due primarily to growth in our Uniform & Facility Service Solutions of 3.2%. The increase in our Uniform & Facility Service Solutions was due to organic growth of 2.8%. The Uniform & Facility Service Solutions organic growth rate was primarily the result of solid new account sales and benefited from improved customer retention. The effect of the Canadian dollar exchange rate resulted in changes in our revenues of 0.3%.

First Aid & Safety Service Solutions revenues in the thirteen weeks ended February 28, 2026 increased 12.2% compared to the prior year comparable period due primarily to double-digit growth in our van business.

In the thirteen weeks ended February 28, 2026, Other segment revenues were impacted by the continued wind-down of a large refurbishment project, as well as a lower number of reactor outages due to the cyclical nature of the nuclear business. Other segment results are often affected by seasonality and the timing and length of its customers’ power reactor outages as well as its project-based activities.

Cost of revenues

(In thousands, except percentages)	February 28, 2026	March 1, 2025	Dollar Change	Percent Change
Cost of revenues	$403,686	$394,145	$9,541	2.4%
% of Revenues	64.8%	65.4%

The increase in consolidated cost of revenues during the thirteen weeks ended February 28, 2026 compared to the prior year comparable period was primarily attributable to investments in service staffing to drive continued improvement in our customer retention. These increases were partially offset by lower merchandise costs as a percentage of revenues compared to the prior year comparable period.

Selling and administrative expenses

(In thousands, except percentages)	February 28, 2026	March 1, 2025	Dollar Change	Percent Change
Selling and administrative expenses	$157,413	$141,914	$15,499	10.9%
% of Revenues	25.3%	23.6%

The increase in selling and administrative costs during the thirteen weeks ended February 28, 2026 compared to the prior year comparable period was due primarily to planned investments to accelerate growth and support our digital transformation. Our selling and administrative expenses in the current period were further impacted by (1) approximately $2.0 million in costs related to shareholder engagement and proxy-related matters in connection with our 2026 annual meeting of shareholders and the proposed merger with Cintas, and (2) legal expenses related to an employee matter of $2.5 million (referred to collectively as the “Strategic and Employee Matters”). In addition, our costs incurred related to our Key Initiative totaled $3.0 million during the period compared to $1.9 million during the prior year comparable period.

Depreciation and amortization

(In thousands, except percentages)	February 28, 2026	March 1, 2025	Dollar Change	Percent Change
Depreciation and amortization	$35,392	$34,946	$446	1.3%
% of Revenues	5.7%	5.8%

Depreciation and amortization expense remained relatively consistent during the thirteen weeks ended February 28, 2026 compared to the prior year comparable period.

Operating income

For the thirteen weeks ended February 28, 2026 and March 1, 2025, changes in our revenues and costs as discussed above resulted in the following changes in our operating income and margin:

(In thousands, except percentages)	February 28, 2026	March 1, 2025	Dollar Change	Percent Change
Uniform & Facility Service Solutions	$24,875	$30,172	$(5,297)	(17.6)%
First Aid & Safety Solutions	(1,106)	(486)	(620)	127.6%
Other	2,245	1,528	717	46.9%
Operating income	$26,014	$31,214	$(5,200)	(16.7)%
Operating income margin	4.2%	5.2%

Other income, net

(In thousands, except percentages)	February 28, 2026	March 1, 2025	Dollar Change	Percent Change
Interest income, net	$(1,576)	$(2,213)	$637	(28.8)%
Other expense, net	250	794	(544)	(68.5)%
Total other income, net	$(1,326)	$(1,419)	$93	(6.6)%

Other income, net, for the thirteen weeks ended February 28, 2026 decreased compared to the prior year comparable period, primarily reflecting lower cash reserves and lower interest rates, which reduced interest income, along with higher bank fees.

Provision for income taxes

(In thousands, except percentages)	February 28, 2026	March 1, 2025	Dollar Change	Percent Change
Provision for income taxes	$6,856	$8,174	$(1,318)	(16.1)%
Effective income tax rate	25.1%	25.0%

The increase in the effective tax rate for the thirteen weeks ended February 28, 2026 as compared to the corresponding period in the prior year was due primarily to the timing and amount of excess tax benefits and deficiencies associated with employee share-based payments.

Twenty-six weeks ended February 28, 2026 compared with twenty-six weeks ended March 1, 2025

Revenues

(In thousands, except percentages)	February 28, 2026	March 1, 2025	Dollar Change	Percent Change
Uniform & Facility Service Solutions	$1,134,700	$1,104,159	$30,541	2.8%
First Aid & Safety Solutions	61,037	53,676	7,361	13.7%
Other	48,086	49,292	(1,206)	(2.4)%
Total consolidated revenues	$1,243,823	$1,207,127	$36,696	3.0%

The increase in consolidated revenues of 3.0% during the twenty-six weeks ended February 28, 2026 compared to the prior year comparable period was due primarily to the growth in our Uniform & Facility Service Solutions segment of 2.8%. The increase in our Uniform & Facility Service Solutions segment was due to organic growth of 2.6%. The Uniform & Facility Service Solutions organic growth rate was primarily the result of solid new account sales and benefited from improved customer retention. The effect of the Canadian dollar exchange rate resulted in changes in our revenues of 0.1%.

First Aid & Safety Solutions revenues in the twenty-six weeks ended February 28, 2026 increased 13.7% compared to the prior year comparable due primarily to double-digit growth in our van business.

In the twenty-six weeks ended February 28, 2026, Other segment revenues were impacted by the wind-down of a large refurbishment project, as well as a lower number of reactor outages due to the cyclical nature of the nuclear business. Other segment results are often affected by seasonality and the timing and length of its customers’ power outages as well as its project-based activities.

Cost of revenues

(In thousands, except percentages)	February 28, 2026	March 1, 2025	Dollar Change	Percent Change
Cost of revenues	$796,715	$775,199	$21,516	2.8%
% of Revenues	64.1%	64.2%

The increase in consolidated cost of revenues of 2.8% during the twenty-six weeks ended February 28, 2026 compared to the prior year comparable period was primarily attributable to investments in service staffing to drive continued improvement in our customer retention and higher healthcare claims expenses. These increases were partially offset by lower merchandise costs as a percentage of revenues compared to the prior year comparable period.

Selling and administrative expenses

(In thousands, except percentages)	February 28, 2026	March 1, 2025	Dollar Change	Percent Change
Selling and administrative expenses	$305,219	$275,429	$29,790	10.8%
% of Revenues	24.5%	22.8%

The increase in selling and administrative costs of 10.8% during the twenty-six weeks ended February 28, 2026 compared to the prior year comparable period was due primarily to investments we continue to make in building our capabilities and to execute through the initiatives that are advancing. Our selling and administrative expenses in the current period were further impacted by $4.5 million related to the Strategic and Employee Matters.

Depreciation and amortization

(In thousands, except percentages)	February 28, 2026	March 1, 2025	Dollar Change	Percent Change
Depreciation and amortization	$70,567	$69,754	$813	1.2%
% of Revenues	5.7%	5.8%

Depreciation and amortization expense remained relatively consistent during the twenty-six weeks ended February 28, 2026 compared to the prior year comparable period.

Operating income

(In thousands, except percentages)	February 28, 2026	March 1, 2025	Dollar Change	Percent Change
Uniform & Facility Service Solutions	$66,712	$78,692	$(11,980)	(15.2)%
First Aid & Safety Solutions	(1,508)	(145)	(1,363)	940.0%
Other	6,118	8,198	(2,080)	(25.4)%
Operating income	$71,322	$86,745	$(15,423)	(17.8)%
Operating income margin	5.7%	7.2%

Other income, net

(In thousands, except percentages)	February 28, 2026	March 1, 2025	Dollar Change	Percent Change
Interest income, net	$(3,505)	$(4,908)	$1,403	(28.6)%
Other expense, net	509	1,084	(575)	(53.0)%
Total other income, net	$(2,996)	$(3,824)	$828	(21.7)%

Other income, net during the twenty-six weeks ended February 28, 2026 decreased as compared to the prior year comparable period, primarily reflecting lower cash reserves and lower interest rates, which reduced interest income, along with higher bank fees.

Provision for income taxes

(In thousands, except percentages)	February 28, 2026	March 1, 2025	Dollar Change	Percent Change
Provision for income taxes	$19,471	$23,005	$(3,534)	(15.4)%
Effective income tax rate	26.2%	25.4%

The increase in the effective tax rate for the twenty-six weeks ended February 28, 2026 as compared to the corresponding period in the prior year was due primarily to the timing and amount of excess tax benefits and deficiencies associated with employee share-based payments.

Liquidity and Capital Resources

General

Cash and cash equivalents, and short-term investments totaled $157.5 million as of February 28, 2026, a decrease of $51.7 million from $209.2 million as of August 30, 2025. The decrease in cash and cash equivalents and short-term investments was largely driven by our continued investment in our business with capital expenditures totaling $77.3 million, $32.7 million of share repurchases, $14.6 million of acquisitions and $12.5 million of dividend payments. These decreases were partially offset by $88.5 million of cash provided from operating activities during the twenty-six weeks ended February 28, 2026.

On April 8, 2025, our Board of Directors authorized a new share repurchase program to repurchase up to $100.0 million of our outstanding shares of Common Stock, inclusive of the amount which remained available under the existing share repurchase program approved in 2023.

Pursuant to the share repurchase program, we repurchased 194,100 shares of our Common Stock for an aggregate of approximately $31.7 million during the twenty-six weeks ended February 28, 2026. As of February 28, 2026, we had $8.9 million remaining to repurchase shares under the share repurchase program.

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

Sources and uses of cash flows for the twenty-six weeks ended February 28, 2026 and March 1, 2025, respectively, are summarized as follows:

(In thousands, except percentages)	February 28, 2026	March 1, 2025	Dollar Change	Percent Change
Net cash provided by operating activities	$88,475	$128,304	$(39,829)	(31.0)%
Net cash used in investing activities	(91,549)	(67,225)	(24,324)	36.2%
Net cash used in financing activities	(49,372)	(28,895)	(20,477)	70.9%
Effect of exchange rate changes	739	(1,581)	2,320	(146.7)%
Net (decrease) increase in cash and cash equivalents	$(51,707)	$30,603	$(82,310)	(269.0)%

Net Cash Provided by Operating Activities

The net cash provided by operating activities during the twenty-six weeks ended February 28, 2026 decreased compared to the prior year comparable period due primarily to unfavorable changes in rental merchandise in service of $18.6 million, accrued liabilities of $3.9 million, prepaid and accrued income taxes of $3.6 million and lower profitability.

The unfavorable impact from rental merchandise in service was driven primarily by the installation of garments for several large customers during the twenty-six weeks ended February 28, 2026. The accrued liabilities were largely attributable to the timing of disbursements. The decrease in prepaid and accrued income taxes reflects federal and state tax payments made during the first half of fiscal 2026.

In addition, operating cash flow was negatively impacted by a $2.9 million increase in prepaid expenses and other current assets and a $1.0 million increase in accounts receivable comparable to the prior year period. The increase in prepaid expenses and other current assets was driven primarily by higher prepayments for annual renewals of information technology contracts and insurance policies, while the increase in accounts receivable was due primarily to higher revenue volumes.

These impacts were partially offset by a $2.7 million increase in accounts payable, primarily due to the timing of cash payments and a $0.7 million decrease in inventories, driven by the timing of shipments.

Net Cash Used in Investing Activities

The net cash used in investing activities during the twenty-six weeks ended February 28, 2026 increased as compared to the prior year comparable period due primarily to an increase in capital expenditures of $11.2 million, an increase in cash paid for acquisitions, of $9.3 million, which includes the settlement of $0.5 million in acquisition-related holdbacks from prior period transactions and increased net investment in certificates of deposit of $4.0 million.

Net Cash Used in Financing Activities

The net cash used in financing activities during the twenty-six weeks ended February 28, 2026 increased as compared to the prior year comparable period due primarily to a $20.2 million increase in the repurchase of Common Stock during the period.

Long-term Debt and Borrowing Capacity

See Note 11, “Long-Term Debt” to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for more information on long-term debt and borrowing capacity.

Derivative Instruments and Hedging Activities

See Item 3. “Quantitative and Qualitative Disclosures About Market Risk” in this Quarterly Report on Form 10-Q for information regarding our derivative instruments and hedging activities.

Environmental and Legal Contingencies

We are involved with environmental investigation, monitoring and remediation activities at certain sites. In addition, from time to time, we are also subject to legal and regulatory proceedings and claims arising from the conduct of our business operations, including but not limited to, personal injury, customer contract, employment claims and environmental and tax matters as described. We maintain insurance coverage providing indemnification against many of such claims, and we do not expect, although there can be no assurance, that we will sustain any material loss as a result thereof. Refer to Note 9, “Commitments and Contingencies,” to the Consolidated Financial Statements, as well as Part II, Item 1A. “Risk Factors” below and in our Annual Report on Form 10-K for the year ended August 30, 2025, for further discussion.

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

Contractual Obligations and Other Commercial Commitments

As of February 28, 2026, there were no material changes to our contractual obligations that were disclosed in our Annual Report on Form 10-K for the year ended August 30, 2025. As of February 28, 2026, we did not have any off-balance sheet arrangements.

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

Recent Accounting Pronouncements

See Note 1, “Summary of Significant Accounting Policies” to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for more information on recently implemented and issued accounting standards.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

We have determined that all of our foreign subsidiaries operate primarily in local currencies that represent the functional currencies of such subsidiaries. All assets and liabilities of our foreign subsidiaries are translated into U.S. dollars using the exchange rate prevailing at the balance sheet date. The effects of exchange rate fluctuations on the translation of assets and liabilities are recorded as a component of shareholders’ equity. Revenues and expenses are translated at the average exchange rates in effect during each month of the fiscal year. As such, our financial condition and operating results are affected by fluctuations in the value of the U.S. dollar as compared to currencies in foreign countries. Revenues denominated in currencies other than the U.S. dollar represented approximately 7.4% and 7.3%, respectively, of total consolidated revenues for the thirteen and twenty-six weeks ended February 28, 2026. Total assets denominated in currencies other than the U.S. dollar represented approximately 7.1% and 7.0% of our total consolidated assets for February 28, 2026 and August 30, 2025. If exchange rates had increased or decreased by 10% from the actual rates in effect during the thirteen and twenty-six weeks ended February 28, 2026, our revenues would have increased or decreased by $4.6 million and $9.1 million, respectively, and total assets as of February 28, 2026 would have increased or decreased by approximately $20.0 million.

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

As of February 28, 2026, we had forward contracts with a notional value of approximately 0.9 million CAD outstanding which were recorded at the fair value of the contracts in prepaid expenses and other current assets with a corresponding gain of a nominal amount in accumulated other comprehensive loss, which was recorded net of tax. The amount recorded in prepaid expenses and other current assets as of February 28, 2026, as well as the amounts reclassified from accumulated other comprehensive loss to revenue for the thirteen and twenty-six weeks ended February 28, 2026, were all nominal. The gain on these forward contracts that resulted in a decrease to accumulated other comprehensive loss as of February 28, 2026 is expected to be reclassified to revenues prior to their maturity on August 29, 2026.

Other than the forward contracts, discussed above, we do not operate a hedging program to mitigate the effect of a significant change in the value of the functional currencies of our foreign subsidiaries, which include the Canadian dollar, euro, British pound, Mexican peso and Nicaraguan cordoba, as compared to the U.S. dollar. Any losses or gains resulting from unhedged foreign currency transactions, including exchange rate fluctuations on intercompany accounts are reported as transaction losses (gains) in our other income, net. The intercompany payables and receivables are denominated in Canadian dollars, euros, British pounds, Mexican pesos and Nicaraguan cordobas. During the thirteen and twenty-six weeks ended February 28, 2026, transaction gains included in other income, net were approximately $0.1 million and $0.2 million, respectively. If exchange rates had increased or decreased by 10% during the thirteen and twenty-six weeks ended February 28, 2026, we would have recognized exchange gains or losses of approximately $0.1 million and a nominal amount, respectively.

Interest Rate Sensitivity

We are exposed to market risk from changes in interest rates, which may adversely affect our financial position, results of operations and cash flows. In seeking to minimize the risks from interest rate fluctuations, we manage exposures through our operating and financing activities. We are exposed to interest rate risk primarily through borrowings under our Credit Agreement. During the thirteen weeks ended February 28, 2026, we had no outstanding borrowings under the Credit Agreement. Under the Credit Agreement, we borrow funds at variable interest rates based on, at our election, the SOFR rate or a base rate, plus in each case a spread based on our consolidated funded debt ratio. To the extent we have borrowings outstanding under the Credit Agreement, changes in interest rates result in changes in our interest expense.

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

Changes in Internal Control over Financial Reporting

Other than the remediation measures with respect to the material weakness described below, there were no changes in our internal control over financial reporting during the second quarter of fiscal 2026 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

We have advanced remediation efforts related to deficiencies in change management and access management for our CRM system and certain legacy applications.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved with environmental investigation, monitoring and remediation activities at certain sites. In addition, from time to time, we are subject to legal proceedings and claims arising from the current conduct of our business operations, including but not limited to, personal injury, customer contract, employment claims and environmental and tax matters as described in our Consolidated Financial Statements. We maintain insurance coverage providing indemnification against many of such claims, and we do not expect, although there can be no assurance, that we will sustain any material loss as a result thereof. Refer to Note 9, “Commitments and Contingencies,” to the Consolidated Financial Statements, as well as Part II, Item 1A. “Risk Factors” below and in our Annual Report on Form 10-K for the year ended August 30, 2025, for further discussion.

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

Risks Related to the Proposed Acquisition of UniFirst by Cintas

The Mergers are subject to conditions, some or all of which may not be satisfied, and may not be completed on a timely basis, if at all. Failure to complete the Mergers on a timely basis or at all could have adverse effects on us.

The completion of the Mergers (as defined in Note 1, Summary of Significant Accounting Policies) is subject to a number of conditions, including, among others, (i) the approval by UniFirst shareholders of the UniFirst merger proposal and (ii) certain regulatory approvals, including the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), which make the completion and timing of the Mergers uncertain. Also, either Cintas or UniFirst may terminate the Merger Agreement (as defined in Note 1, Summary of Significant Accounting Policies) if the Mergers have not been consummated on or before 5:00 p.m. (New York, New York, Untied States time) on January 10, 2027 (or, in certain circumstances, as such date may be extended to May 10, 2027 or September 10, 2027 pursuant to the Merger Agreement), except that this right to terminate the Merger Agreement is not available to any party that has materially breached any of its obligations under the Merger Agreement if such breach has been the principal cause of or principally resulted in the failure of the closing to have occurred on or before such date.

If the Mergers are not completed, our ongoing business, financial condition, financial results and stock price could be materially adversely affected, and we would forego any benefit of completing the Mergers. Without realizing any of the benefits of having completed the Mergers, we will be subject to a number of risks, including the following:

1.1.
the market price of our stock could decline to the extent that the current market price reflects a market assumption that the transaction will be completed;
1.2.
we could owe Cintas a termination fee of $213,300,000 if the Merger Agreement were terminated under specified circumstances;
1.3.
if the Merger Agreement is terminated and the UniFirst Board of Directors seeks another business combination, UniFirst shareholders cannot be certain that UniFirst will be able to find a party willing to enter into a transaction on terms equivalent to or more attractive than the terms in the Merger Agreement;
1.4.
time and resources committed by our management to matters relating to the Mergers could otherwise have been devoted to pursuing other beneficial opportunities;
1.5.
we may experience negative reactions from the financial markets or from customers, suppliers or employees;

1.6.
we will be required to pay our costs relating to the Mergers, such as legal, accounting, financial advisory and printing fees, whether or not the Mergers are completed; and
1.7.
litigation related to any failure to complete the Mergers or related to any enforcement proceeding commenced against us to perform our obligations pursuant to the Merger Agreement.

The materialization of any of these risks could adversely impact our ongoing business, financial condition, financial results and stock price. Similarly, delays in the completion of the Mergers could, among other things, result in additional transaction costs, loss of revenue or other negative effects associated with uncertainty about completion of the Mergers.

The Merger Agreement contains provisions that limit UniFirst’s ability to pursue alternatives to the Mergers, could discourage a potential competing acquiror of UniFirst from making a favorable alternative transaction proposal and, in specified circumstances, could require UniFirst to pay a termination fee to Cintas.

The Merger Agreement contains certain provisions that restrict UniFirst’s ability to solicit, seek, facilitate, discuss or enter into an agreement with respect to a UniFirst acquisition proposal. The UniFirst Board of Directors is subject to restrictions on withdrawing, qualifying or modifying its recommendation to UniFirst shareholders in favor of the Mergers and to certain other related restrictions. In addition, Cintas generally must be given an opportunity to offer to modify the terms and conditions of the Merger Agreement or the transactions contemplated by the Merger Agreement in response to any third-party alternative acquisition proposal before the UniFirst Board of Directors may withdraw or qualify its recommendation with respect to the Mergers or terminate the Merger Agreement in connection with a third-party acquisition proposal.

In some circumstances relating to our entry into an agreement for an alternative transaction or a change in the recommendation of the UniFirst Board of Directors with respect to the Mergers, upon termination of the Merger Agreement, we will be required to pay a termination fee of $213,300,000 to Cintas.

These provisions of the Merger Agreement could discourage a potential third-party acquiror or merger partner that might have an interest in acquiring all or a significant portion of UniFirst or pursuing an alternative transaction with UniFirst from considering or proposing such a transaction, even if it were prepared to pay consideration with a higher per share value than the per share value proposed to be received or realized in the Mergers. In particular, the termination fee, if applicable, could result in a potential third-party acquiror or merger partner proposing to pay a lower price to UniFirst shareholders than it might otherwise have proposed to pay absent such a fee.

The Mergers are subject to the expiration or termination of applicable waiting periods (including any extension thereof) and the receipt of certain authorizations or consents from regulatory authorities that may impose conditions that could have an adverse effect on Cintas after the completion of the Mergers or, if not obtained, could prevent completion of the Mergers.

Before the Mergers may be completed, any waiting period (or extension thereof) under the HSR Act must have expired or been terminated, and any authorizations or consents from certain foreign regulators under antitrust laws and governmental authorities in respect of certain of UniFirst’s permits are required in connection with the Mergers. In deciding whether to grant the required regulatory authorization or consent, the relevant governmental authorities may consider, among other factors, the effect of the Mergers on competition within their relevant jurisdiction. The terms and conditions of the authorizations or consents that are granted may impose requirements, limitations or costs or place restrictions on the conduct of the business of Cintas after the completion of the Mergers.

In addition, regulators may impose conditions, terms, obligations or restrictions in connection with their authorization or consent to the Mergers, and such conditions, terms, obligations or restrictions could delay completion of the Mergers or impose additional material costs on or materially limit Cintas’ revenues after the completion of the Mergers or potentially lead to the abandonment of the Mergers.

The merger consideration, including the exchange ratio, is fixed and will not be adjusted in the event of any change in either Cintas’ or UniFirst’s stock price. As such, UniFirst shareholders cannot be sure of the value of the stock consideration they will receive in exchange for their shares of UniFirst stock in connection with the Mergers.

Upon completion of the Mergers, each share of UniFirst stock will be converted into the right to receive $155.00 in cash, and 0.7720 of a validly issued, fully paid and non-assessable share of Cintas common stock, in each case, without interest and subject to any required tax withholding. The stock consideration may potentially be adjusted for any fractional shares. The foregoing exchange ratio is fixed and will not be adjusted to reflect changes in the stock price of either Cintas or UniFirst before the Mergers are complete. Due to the fixed exchange ratio, fluctuations in the price of Cintas common stock will drive corresponding changes in the value of the merger consideration payable to each UniFirst shareholder. As a result, changes in the price of Cintas common stock prior to the completion of the Mergers will affect the market value that UniFirst shareholders will become entitled to receive on the date of the closing of the Mergers. Stock price changes may result from a variety of factors (many of which are beyond Cintas’ or UniFirst’s control), including changes in Cintas’ or UniFirst’s respective business, operations and prospects.

The price of Cintas common stock has fluctuated during the period between the date the Merger Agreement was executed and the date of this Quarterly Report on Form 10-Q, and may continue to change through the date the Mergers are completed (which might be a significant period of time). Because the exchange ratio will not be adjusted to reflect any changes in the market values of Cintas common stock or UniFirst stock, the actual market value of the Cintas common stock received by UniFirst shareholders upon completion of the Mergers may differ from the market value on the last full trading day before the public announcement of the Mergers.

These variations could result from changes in the business, operations or prospects of Cintas or UniFirst prior to or after the completion of the Mergers, regulatory considerations, general market and economic conditions and other factors both within and beyond the control of Cintas or UniFirst. At the time of the special meeting, UniFirst shareholders will not know with certainty the value of the shares of Cintas common stock that they will receive upon completion of the Mergers. Neither Cintas nor UniFirst is permitted to terminate the Merger Agreement solely because of changes in the market price of either company’s common stock.

UniFirst is subject to business uncertainties and contractual restrictions while the proposed transaction is pending, which could adversely affect our business and operations.

In connection with the pendency of the Mergers, it is possible that some customers, suppliers and other persons with whom we have a business relationship may delay or defer certain business decisions or might decide to seek to terminate, change or renegotiate their relationships with us, as the case may be, as a result of the Mergers or otherwise. Under the terms of the Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to completing the Mergers, which may adversely affect our ability to execute certain of our business strategies, including the ability in certain cases to enter into or amend contracts, acquire or dispose of assets, incur indebtedness or incur capital expenditures. Such limitations could adversely affect our business and operations prior to the completion of the Mergers.

Each of the risks described above may be exacerbated by delays or other adverse developments with respect to the completion of the Mergers.

Uncertainties associated with the Mergers may cause a loss of management personnel and other key employees or cause UniFirst and Cintas to have difficulty attracting and motivating management personnel and other key employees, which could adversely affect the future business and operations of Cintas after the completion of the Mergers.

UniFirst and Cintas are dependent on the experience and industry knowledge of their respective management personnel and other key employees to execute their business plans. The success of Cintas after the completion of the Mergers will depend in part upon the ability of UniFirst and Cintas to attract, motivate and retain key management personnel and other key employees. Prior to completion of the Mergers, current and prospective employees of UniFirst and Cintas may experience uncertainty about their roles within Cintas after the completion of the Mergers, which may have an adverse effect on the ability of each of UniFirst and Cintas to attract, motivate or retain management personnel and other key employees. In addition, no assurance can be given that Cintas, after the completion of the Mergers, will be able to attract, motivate or retain management personnel and other key employees of UniFirst and Cintas to the same extent that UniFirst and Cintas have previously been able to attract or retain their own employees.

Potential litigation against UniFirst and Cintas could result in substantial costs, an injunction preventing the completion of the Mergers and/or a judgment resulting in the payment of damages.

Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into merger agreements. Even if such a lawsuit is without merit, defending against these claims can result in substantial costs. An adverse judgment could result in monetary damages, which could have a negative impact on UniFirst’s and Cintas’ respective liquidity and financial condition.

Additionally, if a plaintiff is successful in obtaining an injunction prohibiting completion of the Mergers, then that injunction may delay or prevent the Mergers from being completed, or from being completed within the expected time frame, which may adversely affect UniFirst’s and Cintas’ respective businesses, financial positions and results of operation.

Completion of the Mergers may trigger change in control or other provisions in certain agreements to which UniFirst or its subsidiaries is a party, which may have an adverse impact on Cintas’ business and results of operations after the Mergers.

The completion of the Mergers may trigger change in control or other provisions in certain agreements to which UniFirst or its subsidiaries is a party. If UniFirst or its subsidiaries are unable to negotiate waivers of those provisions, the counterparties may exercise their rights and remedies under the agreements, potentially terminating the agreements or seeking monetary damages. Even if UniFirst or its subsidiaries are able to negotiate waivers, the counterparties may require a fee for such waivers or seek to renegotiate the agreements on terms less favorable to Cintas after the completion of the Mergers. Any of the foregoing or similar developments may have an adverse impact on Cintas’ business and operations after the completion of the Mergers.

The shares of Cintas common stock to be received by UniFirst shareholders upon completion of the Mergers will have different rights from shares of UniFirst stock.

Upon completion of the Mergers, UniFirst shareholders will no longer be UniFirst shareholders but will instead become Cintas shareholders, and their rights as Cintas shareholders will be governed by the terms of Cintas articles of incorporation, as may be amended from time to time, Cintas bylaws, as may be amended from time to time, and the Washington Business Corporation Act (“WCBA”). The terms of Cintas articles of incorporation, Cintas bylaws and the WCBA are in some respects materially different from the terms of UniFirst articles of organization, as may be amended from time to time, UniFirst bylaws, as may be amended from time to time, and the Massachusetts Business Corporation Act, which currently govern the rights of UniFirst shareholders.

UniFirst shareholders will have a significantly reduced ownership and voting interest after the Mergers and will exercise less influence over the policies of Cintas after the completion of the Mergers than they now have on the policies of UniFirst.

Cintas shareholders currently have the right to vote in the election of the Cintas Board and on other matters affecting Cintas. UniFirst shareholders currently have the right to vote in the election of the UniFirst Board and on other matters affecting UniFirst. Currently, each share of Cintas common stock is entitled to 1 vote per share. Currently, each share of UniFirst Class B Common Stock is entitled to 10 votes per share and each share of UniFirst Common Stock is entitled to 1 vote per share. Generally, members of the Croatti family, as holders of shares of UniFirst Class B Common Stock, have a material influence on the management and policies of UniFirst currently and even if all other holders of UniFirst common stock voted together on all matters, they would not have a significant impact on the approval or rejection of proposals submitted to UniFirst shareholders.

Immediately after the Mergers are completed, it is expected that current UniFirst shareholders, including holders of Common Stock, will own a significantly reduced percentage of the outstanding shares Cintas common stock relative to their ownership of UniFirst Common Stock or UniFirst Class B Common Stock. As a result of their reduced ownership of Cintas, current UniFirst shareholders will have significantly less influence on the management and policies of Cintas than they now have on the management and policies of UniFirst.

The Mergers will involve substantial costs.

UniFirst and Cintas have incurred, and expect to continue to incur, a number of non-recurring costs associated with the Mergers, a substantial majority of which will be comprised of transaction costs related to the Mergers and include, among others, employee retention costs, fees paid to financial, legal and accounting advisors, severance and benefit costs, proxy solicitation costs and filing fees and regulatory costs.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about repurchases of our equity securities during the thirteen weeks ended February 28, 2026:

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs (1)
November 30, 2025 - December, 27 2025	—	$—	—	$8,896,493
December 28, 2025 - January 24, 2026	—	$—	—	$8,896,493
January 25, 2026 - February 28, 2026	—	$—	—	$8,896,493
Total	—		—

The Company did not repurchase any shares during the thirteen weeks ended February 28, 2026.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

On November 10, 2025, William M. Ross, Executive Vice President, Operations of the Company, adopted a trading arrangement for the sale of the Company’s Common Stock (the “Ross Rule 10b5-1 Trading Plan”) that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c). The Ross Rule 10b5-1 Trading Plan, which has a term expiring on December 31, 2026, provides for the sale of up to 1,128 shares of Common Stock pursuant to the terms of the plan.

On November 14, 2025, David Katz, Executive Vice President, Sales and Marketing of the Company, adopted a trading arrangement for the sale of the Company’s Common Stock (the “Katz Rule 10b5-1 Trading Plan”) that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c). The Katz Rule 10b5-1 Trading Plan, which has a term expiring on December 31, 2026, provides for the sale of up to 1,464 shares of Common Stock pursuant to the terms of the plan.

ITEM 6. EXHIBITS

2.1*

Agreement and Plan of Merger, by and among UniFirst Corporation, Cintas Corporation, Bruin Merger Sub I, Inc., and Bruin Merger Sub II, LLC, dated as of March 10, 2026. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 11, 2026).

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

101

The following financial information from UniFirst Corporation Quarterly Report on Form 10-Q for the quarter ended February 28, 2026 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101) (filed herewith).

*

Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. UniFirst hereby agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon its request; provided however, that UniFirst may request confidential treatment pursuant to Rule 24b-2 of the Securities and Exchange Act of 1934, as amended, for any schedules or exhibits so furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UniFirst Corporation

April 6, 2026	By:	/s/ Steven S. Sintros
Steven S. Sintros
President and Chief Executive Officer

April 6, 2026	By:	/s/ Shane O’Connor
Shane O’Connor
Executive Vice President and Chief Financial Officer