Form 10-Q/A
period 2026-02-28
UNIFIRST CORP
filed 2026-04-07
CIK 717954

9 u

United States

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Explanatory Note

UniFirst Corporation (the “Company”) filed with the Securities and Exchange Commission a Quarterly Report on Form 10-Q on the date hereof (the “Original Quarterly Report”). This Quarterly Report on Form 10-Q/A is being filed solely to update the date on which the Original Quarterly Report and the certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, as amended (“Sarbanes Oxley Act”), were signed to April 7, 2026. No other changes have been made to the Original Quarterly Report, and this Quarterly Report on Form 10-Q/A does not amend, update, or restate any financial statements or other disclosures contained therein.

The Company has not updated the disclosures contained in the Original Quarterly Report to reflect events occurring subsequent to the original filing.

The Company has included as exhibits to this Quarterly Report on Form 10-Q/A updated certifications, dated April 7, 2026, from its principal executive officer and principal financial officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act.

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

UniFirst Corporation

April 7, 2026	By:	/s/ Steven S. Sintros
Steven S. Sintros
President and Chief Executive Officer

April 7, 2026	By:	/s/ Shane O’Connor
Shane O’Connor
Executive Vice President and Chief Financial Officer